Form 10-K
period 2012-12-31
HCP, INC.
filed 2013-02-12
CIK 765880

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-08895

HCP, Inc.
(Exact name of registrant as specified in its charter)

Maryland	33-0091377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3760 Kilroy Airport Way, Suite 300 Long Beach, California	90806 (Zip Code)
(Address of principal executive offices)
Registrant's telephone number, including area code (562) 733-5100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange

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

          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐ No ☒

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $18.8 billion.

          As of February 4, 2013 there were 453,379,156 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement for the registrant's 2013 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

PART I

        All references in this report to "HCP," the "Company," "we," "us" or "our" mean HCP, Inc. together with its consolidated subsidiaries. Unless the context suggests otherwise, references to "HCP, Inc." mean the parent company without its subsidiaries.

ITEM 1.    Business

Business Overview

        HCP, an S&P 500 company, invests primarily in real estate serving the healthcare industry in the United States. We are a Maryland corporation organized in 1985 to qualify as a self-administered real estate investment trust ("REIT"). We are headquartered in Long Beach, California, with offices in Nashville, Tennessee and San Francisco, California. We acquire, develop, lease, manage and dispose of healthcare real estate, and provide financing to healthcare providers. Our portfolio is comprised of investments in the following five healthcare segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. We make investments within our healthcare segments using the following five investment products: (i) properties under lease, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management and (v) investments in senior housing operations utilizing the structure permitted by the Housing and Economic Recovery Act of 2008, which is commonly referred to as "RIDEA."

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

Healthcare Industry

        Healthcare is the single largest industry in the U.S. based on Gross Domestic Product ("GDP"). According to the National Health Expenditures report by the Centers for Medicare and Medicaid Services ("CMS"): (i) national health expenditures are projected to grow 3.8% in 2013 and 7.4% in 2014; (ii) the average compounded annual growth rate for national health expenditures, over the projection period of 2015 through 2021, is anticipated to be 6.2%; and (iii) the healthcare industry is projected to represent 17.8% of U.S. GDP in 2013.

        Senior citizens are the largest consumers of healthcare services. According to CMS, on a per capita basis, the 75-year and older segment of the population spends 76% more on healthcare than the 65 to 74-year-old segment and over 200% more than the population average.

 U.S. Population Over 65 Years Old

Source: U.S. Census Bureau, the Statistical Abstract of the United States.

Business Strategy

        Our primary goal is to increase shareholder value through profitable growth, which allows us to maintain or increase dividends per share to our shareholders. Our investment strategy to achieve this goal is based on three principles: (i) opportunistic investing, (ii) portfolio diversification and (iii) conservative financing.

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

        We specifically incorporate by reference into this section the information set forth in Item 7, "2012 Transaction Overview," included elsewhere in this report.

Competition

        Investing in real estate serving the healthcare industry is highly competitive. We face competition from other REITs, investment companies, pension funds, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers and other institutional investors, some of whom may have greater resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. Our ability to compete may also be impacted by national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation and population trends.

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

Healthcare Segments

        Senior housing.    At December 31, 2012, we had interests in 441 senior housing facilities, 21 of which are in a RIDEA structure. Excluding RIDEA properties, all of our senior housing facilities are leased to single tenants under triple-net lease structures. Senior housing facilities include assisted living facilities ("ALFs"), independent living facilities ("ILFs") and continuing care retirement communities ("CCRCs"), which cater to different segments of the elderly population based upon their personal needs. Services provided by our operators or tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our senior housing property types are further described below:

  •
  Assisted Living Facilities.  ALFs are licensed care facilities that provide personal care services, support and housing for those who need help with activities of daily living ("ADL"), such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents requiring memory care as a result of Alzheimer's disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. At December 31, 2012, we had interests in 363 ALFs.

  •
  Independent Living Facilities.  ILFs are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with ADL. However, in some of our facilities, residents have the option to contract for these services. At December 31, 2012, we had interests in 64 ILFs.

  •
  Continuing Care Retirement Communities.  CCRCs provide housing and health-related services under long-term contracts. This alternative is appealing to residents as it eliminates the need for relocating when health and medical needs change, thus allowing residents to "age in place." Some CCRCs require a substantial entry or buy-in fee and most also charge monthly maintenance fees in exchange for a living unit, meals and some health services. CCRCs typically require the individual to be in relatively good health and independent upon entry. At December 31, 2012, we had interests in 14 CCRCs.

        During the fourth quarter of 2012, we acquired 129 senior housing communities for $1.7 billion, from a joint venture between Emeritus Corporation and Blackstone Real Estate Partners VI, an affiliate of Blackstone (the "Blackstone JV"). Located in 29 states, the portfolio encompasses 10,077 units representing a diversified care mix of 61% assisted living, 25% independent living, 13% memory care and 1% skilled nursing. Emeritus continues to operate the communities pursuant to a new triple-net, master lease for the 129 properties guaranteed by Emeritus. For a more detailed description of the acquisition see Note 4 to the Consolidated Financial Statements.

        Our senior housing segment accounted for approximately 33%, 30% and 30% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. The following table provides information about our senior housing operator concentration for the year ended December 31, 2012:

Operators	Percentage of Segment Revenues	Percentage of Total Revenues
HCR ManorCare, Inc. ("HCR ManorCare")(1)	11	30
Emeritus Corporation ("Emeritus")(2)	23	8
Sunrise Senior Living Inc. ("Sunrise")(3)	15	5
Brookdale Senior Living, Inc. ("Brookdale")(4)	14	5

(1)
Percentage of total revenues includes revenues earned from both our senior housing and post-acute/skilled nursing facilities leased to HCR ManorCare.

(2)
Percentage of total revenues from Emeritus includes partial results for Blackstone JV acquisition. Assuming that full-year results were included for this acquisition in our 2012 revenues, the percentage of segment revenues and total revenues would be 36% and 12%, respectively.

(3)
Certain of our properties are leased to tenants who have entered into management contracts with Sunrise to operate the respective property on their behalf. To determine our concentration of revenues generated from properties operated by Sunrise, we aggregate revenue from these tenants with revenue generated from the two properties that are leased directly to Sunrise.

(4)
Brookdale percentages do not include $143 million of senior housing revenues, related to 21 senior housing facilities that Brookdale operates on our behalf under a RIDEA structure. Assuming that these revenues were attributable to Brookdale, the percentage of combined segment and total revenues associated Brookdale would be 36% and 12% respectively.

        Post-acute/skilled nursing.    At December 31, 2012, we had interests in 312 post-acute/skilled nursing facilities ("SNFs"). SNFs offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. Certain SNFs provide some of the foregoing services on an out-patient basis. Post-acute/skilled nursing services provided by our operators and tenants in these facilities are primarily paid for either by private sources or through the Medicare and Medicaid programs. All of our SNFs are leased to single tenants under triple-net lease structures.

        Our post-acute/skilled nursing segment accounted for approximately 29%, 29% and 13% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. The following table provides information about our post-acute/skilled nursing operator/tenant concentration for the year ended December 31, 2012:

Operators/Tenants and Borrowers	Percentage of Segment Revenues	Percentage of Total Revenues
HCR ManorCare(1)	90	30

(1)
Percentage of total revenues includes revenues earned from both senior housing and post-acute/skilled nursing facilities leased to HCR ManorCare.

        Life science.    At December 31, 2012, we had interests in 113 life science properties, including four facilities owned by our Investment Management Platform. These properties contain laboratory and office space primarily for biotechnology, medical device and pharmaceutical companies, scientific research institutions, government agencies and other organizations involved in the life science industry. While these properties contain similar characteristics to commercial office buildings, they generally contain more advanced electrical, mechanical, and heating, ventilating, and air conditioning ("HVAC") systems. The facilities generally have specialty equipment including emergency generators, fume hoods, lab bench tops and related amenities. In many instances, life science tenants make significant investments to improve their leased space, in addition to landlord improvements, to accommodate biology, chemistry or medical device research initiatives. Life science properties are primarily configured in business park or campus settings and include multiple buildings. The business park and campus settings allow us the opportunity to provide flexible, contiguous/adjacent expansion to accommodate the growth of existing tenants. Our properties are located in well-established geographical markets known for scientific research, including San Francisco, San Diego and Salt Lake City. At December 31, 2012, 96% of our life science leases (based on leased square feet) were under triple-net structures.

        Our life science segment accounted for approximately 15%, 17% and 22% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. The following table provides information about our life science tenant concentration for the year ended December 31, 2012:

Tenants	Percentage of Segment Revenues	Percentage of Total Revenues
Genentech, Inc.	19	3
Amgen, Inc.	18	3

        Medical office.    At December 31, 2012, we had interests in 273 medical office buildings ("MOBs"), including 66 facilities owned by our Investment Management Platform. These facilities typically contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these facilities are similar to commercial office buildings, they require additional plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room, and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain "vaults" or other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices), with approximately 77% of our MOBs, based on square feet, located on hospital campuses and 94% are affiliated with hospital systems. At December 31, 2012, 47% of our medical office leases (based on leased square feet) were under triple-net structures.

        Our medical office segment accounted for approximately 18%, 19% and 25% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. During the year ended December 31, 2012, HCA, Inc. ("HCA"), as our tenant, contributed 14% of our medical office segment revenues.

        Our Investment Management Platform represents the following unconsolidated joint ventures: (i) HCP Ventures III, LLC, and HCP Ventures IV, LLC, which consists of MOB portfolios, and (ii) the HCP Life Science ventures. For a more detailed description of these unconsolidated joint ventures, see Note 8 to the Consolidated Financial Statements.

        Hospital.    At December 31, 2012, we had interests in 21 hospitals, including four facilities owned by our Investment Management Platform. Services provided by our operators and tenants in these facilities are paid for by private sources, third-party payors (e.g., insurance and Health Maintenance Organizations or "HMOs"), or through the Medicare and Medicaid programs. Our hospital property types include acute care, long-term acute care, specialty and rehabilitation hospitals. Our hospitals are generally leased to single tenants or operators under triple-net lease structures.

        Our hospital segment accounted for approximately 5%, 5% and 10% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. The following table provides information about our hospital operator/tenant concentration for the year ended December 31, 2012:

Operators/Tenants and Borrowers	Percentage of Segment Revenues	Percentage of Total Revenues
HCA(1)	29	4
Tenet Healthcare Corporation	27	1

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

        Developments and redevelopments.    We generally commit to development projects that are at least 50% pre-leased or when we believe that market conditions will support speculative construction. We work closely with our local real estate service providers, including brokerage, property management, project management and construction management companies to assist us in evaluating development proposals and completing developments. Our development and redevelopment investments are primarily in our life science and medical office segments. Redevelopments are properties that require significant capital expenditures (generally more than 25% of acquisition cost or existing basis) to update, achieve stabilization or to change the primary use of the properties.

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

        Operating properties ("RIDEA").    We may enter into contracts with healthcare operators to manage communities that are placed in a structure permitted by the Housing and Economic Recovery Act of 2008 (commonly referred to as "RIDEA"). Under the provisions of RIDEA, a REIT may lease "qualified healthcare properties" on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by a person who qualifies as an "eligible independent contractor." We view RIDEA as a structure primarily to be used on properties that present attractive valuation entry points and to drive growth by: (i) transitioning the asset to a new operator that can bring scale, operating efficiencies, and/or ancillary services; or (ii) investing capital to reposition the asset.

Portfolio Summary

        At December 31, 2012, we managed $21.3 billion of investments in our Owned Portfolio and Investment Management Platform. At December 31, 2012, we also owned $540 million of assets under development, including redevelopment, and land held for future development.

Owned Portfolio

        As of December 31, 2012, our leases and operating properties and debt investments in our Owned Portfolio consisted of the following (square feet and dollars in thousands):

							Year Ended December 31, 2012
			Investment(3)
	Number of Properties(1)					Total Investment		Interest Income(5)
Segment		Capacity(2)	Properties(1)	Debt			NOI(4)
Senior housing	441	45,669 Units	$7,543,163	$123,642		$7,666,805	$531,419	$3,503
Post-acute/skilled	312	41,538 Beds	5,669,469	328,905		5,998,374	538,856	19,993
Life science	109	7,002 Sq. ft.	3,362,298	—		3,362,298	236,491	—
Medical office	207	14,274 Sq. ft.	2,613,254	—		2,613,254	202,547	—
Hospital	17	2,410 Beds	650,937	46,292	(6)	697,229	80,980	1,040

Total	1,086		$19,839,121	$498,839		$20,337,960	$1,590,293	$24,536

(1)
Represents 1,065 properties under lease with an investment value of $19.1 billion and 21 operating properties under a RIDEA structure with an investment value of $759 million.

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

(4)
Net Operating Income from Continuing Operations ("NOI") is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate properties. For the reconciliation of NOI to net income for 2012, refer to Note 14 in our Consolidated Financial Statements.

(5)
Interest income represents interest earned from our debt investments.

(6)
Includes a senior secured loan to Delphis Operations, L.P. ("Delphis") that was placed on non-accrual status effective January 1, 2011 with a carrying value of $31 million at December 31, 2012. For a more detailed description of the senior secured loan to Delphis, see Note 7 to the Consolidated Financial Statements.

        See Note 14 to the Consolidated Financial Statements for additional information on our business segments.

Developments and Redevelopments

        At December 31, 2012, in addition to our investments in properties under lease and debt investments, we have an aggregate investment of $540 million in assets under development, including redevelopment, and land held for future development, primarily in our life science and medical office segments.

Investment Management Platform

        As of December 31, 2012, our Investment Management Platform consisted of the following properties under lease (square feet and dollars in thousands):

Segment	Number of Properties	Capacity(1)	HCP's Ownership Interest	Joint Venture Investment(2)	Total Revenues	Total Operating Expenses
Medical office(3)	66	3,389 Sq. ft.	20 - 30%	$729,831	$72,421	$30,870
Life science	4	278 Sq. ft.	50 - 63%	144,489	10,881	1,513
Hospital	4	149 Beds	20%	81,383	4,001	963

Total	74			$955,703	$87,303	$33,346

(1)
Life science facilities and medical office buildings are measured in square feet.

(2)
Represents the joint ventures' carrying amount of real estate and intangibles, after adding back accumulated depreciation and amortization.

(3)
During 2010, one MOB was placed into redevelopment; its statistics are not included in the medical office information.

Employees of HCP

        At December 31, 2012, we had 149 full-time employees, none of whom are subject to a collective bargaining agreement.

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

        Based on information primarily provided by our tenants and operators, excluding our medical office segment, at December 31, 2012 we estimate that approximately 18% and 14% of the annualized base rental payments received from our tenants and operators were dependent on Medicare and Medicaid reimbursement, respectively.

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

  Reimbursement

        Sources of revenue for many of our tenants and operators include, among other sources, governmental healthcare programs, such as the federal Medicare program and state Medicaid programs, and non-governmental payors, such as insurance carriers and HMOs. As federal and state governments focus on healthcare reform initiatives, and as the federal government and many states face significant budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and operators.

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

        As set forth below, we believe that the risks facing our company generally fall into the following categories:

  •
  Risks related to our business; and

  •
  Risks related to tax matters, including REIT-related risks.

Risks Related to Our Business

Volatility or disruption in the financial markets may impair our ability to raise capital, obtain new financing or refinance existing obligations and fund real estate and development activities.

        The global financial markets recently have experienced pervasive and fundamental disruptions. While these conditions have stabilized since the first quarter of 2009 and the capital markets generally have shown signs of improvement, the sustainability of an economic recovery is uncertain and additional levels of market disruption and volatility could materially adversely impact our ability to raise capital, obtain new financing or refinance our existing obligations as they mature and fund real estate and development activities.

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

  •
  the financial performance and general market perception of our operators, tenants and borrowers;

  •
  changes in the credit ratings on U.S. government debt securities or default or delay in payment by the United States of its obligations; and

  •
  issues facing the healthcare industry, including, but not limited to, healthcare reform and changes in government reimbursement policies.

        If our access to capital is limited by these factors or other factors, it could have a material adverse impact on our ability to fund operations, refinance our debt obligations, fund dividend payments, acquire properties and development activities.

Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and negatively impact the market price of our securities, including our common stock.

        The credit ratings of our senior unsecured debt are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses of us. Our credit ratings can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit ratings and in the event that our current credit ratings deteriorate, we would likely incur higher borrowing costs and it may be more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. Also, a downgrade in our credit ratings would trigger additional costs or other potentially negative consequences under our current and future credit facilities and debt instruments.

Our level of indebtedness may increase and materially adversely affect our future operations.

        Our outstanding indebtedness as of December 31, 2012 was approximately $8.7 billion. We may incur additional indebtedness in the future, including in connection with the development or acquisition of assets, which may be substantial. Any significant additional indebtedness could negatively affect the credit ratings of our debt and require us to dedicate a substantial portion of our cash flow to interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, conduct development activities, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

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

We depend on a limited number of operators and tenants that account for a large percentage of our revenues.

        During the year ended December 31, 2012, approximately 48% of our revenues were generated by our leasing or financial arrangements with the following four companies: HCR ManorCare (30%); Emeritus (8%); Sunrise (5%); and Brookdale (5%). The failure, inability or unwillingness of these operators or tenants to meet their obligations to us could materially reduce our cash flow as well as our results of operations, which could in turn reduce the amount of dividends we pay, cause our stock price to decline and have other material adverse effects on our business, results of operations and financial condition.

        In addition, any failure by these operators or tenants to effectively conduct their operations or to maintain and improve our properties could adversely affect their business reputation and their ability to attract and retain patients and residents in our properties, which could have a material adverse effect on our business, results of operations and financial condition. These operators and tenants generally have also agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, and we cannot provide any assurance that they will have sufficient assets, income, access to financing and insurance coverage to enable it to satisfy its indemnification obligations.

Economic and other conditions that negatively affect geographic areas to which a greater percentage of our revenue is attributed could materially adversely affect our business, results of operations and financial condition.

        For the year ended December 31, 2012, approximately 44% of our revenue was derived from properties located in California (22%), Texas (12%) and Florida (10%). As a result, we are subject to increased exposure to adverse conditions affecting these regions, including downturns in the local economies or changes in local real estate conditions, increased competition or decreased demand, and changes in state-specific legislation, which could adversely affect our business and results of operations.

The bankruptcy, insolvency or financial deterioration of one or more of our major operators or tenants may materially adversely affect our business, results of operations and financial condition.

        We lease our properties directly to operators in most cases, and in certain other cases, we lease to third-party tenants who enter into long-term management agreements with operators to manage the properties. Although our leases, financing arrangements and other agreements with our tenants and operators generally provide us the right under specified circumstances to terminate a lease, evict an operator or tenant, or demand immediate repayment of certain obligations to us, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization that may render certain of these remedies unenforceable, or at the least, delay our ability to pursue such remedies. For example, we cannot evict a tenant or operator solely because of its bankruptcy filing. A debtor has the right to assume, or to assume and assign to a third party, or to reject its unexpired contracts in a bankruptcy proceeding. If a debtor were to reject its leases with us, our claim against the debtor for unpaid and future rents would be limited by the statutory cap set forth in the U.S. Bankruptcy Code, which may be substantially less than the remaining rent actually owed under the lease. In addition, the inability of our tenants or operators to make payments or comply with certain other lease obligations may affect our compliance with certain covenants contained in our debt securities, credit facilities and the mortgages on the properties leased or managed by such tenants and operators. In addition, under certain conditions, defaults under the underlying mortgages may result in cross-default under our other indebtedness. Although we believe that we would be able to secure amendments under the applicable agreements in those circumstances, the bankruptcy of an applicable operator or tenant may potentially result in less favorable borrowing terms than currently available, delays in the availability of funding or other material adverse consequences. In addition, many of our facilities are leased to healthcare providers who provide long-term custodial care to the elderly; evicting such operators for failure to pay rent while the facility is occupied may be a difficult and slow process and may not be successful.

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

Operators and tenants that fail to comply with the requirements of, or changes to, governmental reimbursement programs such as Medicare or Medicaid, may cease to operate or be unable to meet their financial and other contractual obligations to us.

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

Legislation to address the federal government's projected operating deficit could have a material adverse effect on our operators' liquidity, financial condition or results of operations.

        Congress may consider legislation to address the fiscal condition of the United States that may include entitlement reform, tax reform, reductions in domestic discretionary spending, budget sequestration of certain non-defense discretionary federal programs, and an increase in the national debt limit that could have a material adverse effect on our operators' liquidity, financial condition or results of operations. In particular, Congress may consider legislation affecting the funding of entitlement programs such as Medicare, Medicaid and Medicare Advantage Plans that may result in reductions in funding and reimbursements to providers; tax reform that may impact corporate and individual tax rates and retirement plans; and an increase in the federal debt limit that may have an impact on credit markets. Additionally, the Administration may implement proposals under current law or legislation that may be approved by Congress that could modify the delivery of services and benefits under Medicare, Medicaid or Medicare Advantage Plans. Such changes could have a material adverse effect on our operators' liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and could have a material adverse effect on us.

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

Notably, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, along with the Health Care and Education Reconciliation Act of 2010 (collectively, the "Affordable Care Act"). The passage of the Affordable Care Act has resulted in comprehensive reform legislation that is expected to expand healthcare coverage to millions of currently uninsured people beginning in 2014 and provide for significant changes to the U.S. healthcare system over the next ten years. To help fund this expansion, the Affordable Care Act outlines certain reductions in Medicare reimbursements for various healthcare providers, including long-term acute care hospitals and skilled nursing facilities, as well as certain other changes to Medicare payment methodologies. This comprehensive healthcare legislation provides for extensive future rulemaking by regulatory authorities, and also may be altered or amended. We cannot accurately predict whether any pending legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our operators and tenants and, thus, our business. Similarly, while we can anticipate that some of the rulemaking that will be promulgated by regulatory authorities will affect our operators and tenants and the manner in which they are reimbursed by the federal healthcare programs, we cannot accurately predict today the impact of those regulations on our operators and tenants and thus on our business.

        The Supreme Court's decision upholding the constitutionality of the individual mandate while striking down the provisions linking federal funding of state Medicaid programs with a federally mandated expansion of those programs has not reduced the uncertain impact that the law will have on healthcare delivery systems over the next decade. We can expect that the federal authorities will continue to implement the law, but, because of the Court's mixed ruling, the implementation will take longer than originally expected, with a commensurate increase in the period of uncertainty regarding the law's full long term financial impact on the delivery of and payment for healthcare.

Risk Related to Tax, including REIT-Related risks

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

  •
  Prospects for liquidity through financing or refinancing; and

  •
  Our access to and cost of capital.

        The following summarizes our property and direct financing lease ("DFL") investments as of and for the year ended December 31, 2012 (square feet and dollars in thousands).

Facility Location	Number of Facilities	Capacity(1)	Gross Asset Value(2)	Rental Revenues(3)	Operating Expenses
Senior housing—real estate:		(Units)
Texas	40	6,380	$776,522	$84,795	$22,197
California	36	4,026	694,429	72,675	10,333
Florida	34	4,676	640,196	89,339	30,747
Oregon	27	2,180	322,705	4,695	44
Illinois	14	1,768	316,304	44,849	17,130
Virginia	11	1,403	285,046	20,868	58
Washington	20	1,433	235,802	11,159	1
Colorado	7	1,070	211,732	17,584	—
New Jersey	8	803	176,773	12,818	32
Georgia	19	1,107	160,997	4,162	90
Other (31 States)	132	12,738	1,882,362	142,919	13,778

	348	37,584	5,702,868	505,863	94,410
Senior housing—DFLs(4):
Maryland	13	1,113	248,606	20,527	—
New Jersey	8	679	186,896	15,214	104
Illinois	10	944	173,889	14,751	—
Florida	14	1,203	157,434	13,072	63
Pennsylvania	10	805	142,846	12,119	—
Ohio	11	980	138,588	11,349	30
Other (12 States)	27	2,361	409,493	33,186	55

	93	8,085	1,457,752	120,218	252

Total senior housing	441	45,669	$7,160,620	$626,081	$94,662

Facility Location	Number of Facilities	Capacity(1)	Gross Asset Value(2)	Rental Revenues(3)	Operating Expenses
Post-acute/skilled nursing—real estate:		(Beds)
Virginia	9	934	$58,376	$6,853	$—
Indiana	8	892	46,972	7,903	—
Ohio	8	1,047	43,023	7,727	20
Nevada	2	267	13,837	2,778	—
Colorado	2	240	13,800	1,673	—
Other (10 States)	15	1,727	54,409	10,453	(97)

	44	5,107	230,417	37,387	(77)
Post-acute/skilled nursing—DFLs(4):
Pennsylvania	43	6,981	1,206,920	114,510	—
Illinois	26	3,472	700,148	64,133	—
Ohio	44	5,237	638,718	59,666	133
Michigan	27	3,345	577,342	52,093	—
Florida	27	3,557	543,556	50,503	10
Other (24 States)	101	13,839	1,756,957	160,950	320

	268	36,431	5,423,641	501,855	463

Total post-acute/skilled nursing	312	41,538	$5,654,058	$539,242	$386

Life science:		(Sq. Ft.)
California	98	6,256	$3,031,260	$273,704	$51,115
Utah	10	669	114,480	15,479	2,008
North Carolina	1	77	6,023	481	50

Total life science	109	7,002	$3,151,763	$289,664	$53,173

Medical office:		(Sq. Ft.)
Texas	47	4,265	$666,522	$98,018	$44,420
Utah	28	1,292	191,608	21,437	5,997
California	14	788	191,240	26,473	13,330
Colorado	16	1,080	186,376	26,860	10,728
Tennessee	17	1,486	158,156	27,342	10,752
Washington	6	651	154,137	29,110	10,550
Other (21 States and Mexico)	79	4,712	817,991	105,571	36,487

Total medical office	207	14,274	$2,366,030	$334,811	$132,264

Hospital:		(Beds)
Texas	4	959	$213,506	$29,806	$3,511
California	2	185	123,556	16,683	6
Georgia	2	274	77,948	11,644	5
North Carolina	1	355	72,500	7,815	16
Florida	1	199	62,450	7,790	—
Other (6 States)	7	438	81,895	10,755	(25)

Total hospital	17	2,410	$631,855	$84,493	$3,513

Total properties	1,086		$18,964,326	$1,874,291	$283,998

(1)
Senior housing facilities are measured in units (e.g. studio, one or two bedroom apartments). Life science facilities and MOBs are measured in square feet. SNFs and hospitals are measured in licensed bed count.

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

        The following table summarizes occupancy and average annual rent trends for our owned portfolio for the years ended December 31, (square feet in thousands):

	2012	2011	2010	2009	2008
Senior housing(1):
Average annual rent per unit(2)	$13,059	$12,887	$12,656	$11,918	$12,530
Average capacity (units)(3)	37,089	33,911	24,453	24,209	24,143
Post-acute/skilled nursing(1):
Average annual rent per bed(2)	$11,624	$11,140	$6,885	$6,817	$6,537
Average capacity (beds)(3)	39,856	30,565	5,063	5,041	5,043
Life science:
Average occupancy percentage	90%	90%	89%	91%	87%
Average annual rent per square foot(2)	$45	$44	$44	$43	$37
Average occupied square feet(3)	6,250	6,076	5,740	5,554	5,362
Medical office:
Average occupancy percentage	91%	91%	91%	91%	90%
Average annual rent per square foot(2)	$27	$26	$26	$26	$25
Average occupied square feet(3)	12,295	11,865	11,583	11,577	11,719
Hospital(1):
Average annual rent per bed(2)	$34,236	$33,499	$32,710	$29,825	$33,357
Average capacity (beds)(3)	2,410	2,410	2,399	2,376	2,392

(1)
Senior housing includes average units of 5,008 and 1,672 for the years ended December 31, 2012 and 2011, respectively, that are in a RIDEA structure in which resident occupancy impacts our annual revenue. The average resident occupancy for these units was 86% and 88% for the years ended December 31, 2012 and 2011, respectively. All other senior housing, post-acute/skilled nursing and hospital facilities are generally leased to single tenants under triple-net lease structures for each of the periods reported, for which these facilities were or approximately 100% leased.

(2)
Average annual rent per unit/square feet is presented as a ratio of revenues comprised of rental and related revenues, tenant recoveries and income from direct financing leases divided by the average capacity or average occupied square feet of the facilities and annualized for mergers and acquisitions for the year in which they occurred. Average annual rent for leased properties (including DFLs) exclude termination fees and non-cash revenue adjustments (i.e., straight-line rents, amortization of above and below market lease intangibles and DFL interest accretion). Average annual rent for operating properties operated under a RIDEA structure is calculated based on NOI divided by the average capacity of the facilities.

(3)
Capacity for senior housing facilities is measured in units (e.g., studio, one or two bedroom units). Capacity for post-acute/skilled nursing and hospitals is measured in licensed bed count. Capacity for life science facilities and MOBs is measured in square feet. Average capacity for senior housing, post-acute/skilled nursing and hospitals is as reported by the respective tenants or operators for the twelve month period and one quarter in arrears from the periods presented.

Development Properties

        The following table sets forth the properties owned by us in our life science, medical office and hospital segments as of December 31, 2012 that are currently under development or redevelopment (dollars in thousands):

Name of Project	Location	Estimated/ Actual Completion Date(1)	Total Investment To Date(2)	Estimated Total Investment
Life science:
2019 Stierlin Ct	Mountain View, CA	1Q 2013	$17,860	$21,298
Durham Research Lab	Durham, NC	3Q 2013	13,068	25,851
Carmichael(3)	Durham, NC	3Q 2013	3,737	16,397
1030 Massachusetts Avenue	Cambridge, MA	2Q 2014	35,833	39,992
Ridgeview	Poway, CA	2Q 2014	11,430	22,937
Medical office:
Westpark Plaza(4)	Plano, TX	2Q 2013	10,537	13,585
Innovation Drive	San Diego, CA	4Q 2013	29,327	33,689
Alaska(4)	Anchorage, AK	4Q 2013	8,553	11,763
Folsom	Sacramento, CA	2Q 2014	33,360	39,251
Hospital:
Fresno(5)	Fresno, CA	1Q 2013	14,708	21,324

			$178,413	$246,087

(1)
For development projects, management's estimate of the date the core and shell structure improvements are expected to be completed. For redevelopment projects, management's estimate of the time in which major construction activity in relation to the scope of the project has been substantially completed. There are no assurances that any of these projects will be completed on schedule or within estimated amounts.

(2)
Investment-to-date of $178 million includes the following: (i) $81 million in development costs and construction in progress, (ii) $71 million of buildings and (iii) $26 million of land. Development costs and construction in progress of $237 million presented on the Company's consolidated balance sheet at December 31, 2012, includes the following: (i) $81 million of costs for development projects in process noted above; (ii) $102 million of costs for land held for development; and (iii) $54 million for tenant and other facility related improvement projects in process.

(3)
Represents approximately 33% of the Carmichael facility in redevelopment. The balance of the facility remains in operations.

(4)
Represents approximately 70% and 50% of the Westpark Plaza and Alaska MOBs, respectively. The balance of the MOBs were placed in service during 2012.

(5)
Represents approximately 25% of the Fresno hospital placed in redevelopment in March 2011. The balance of the hospital remains in operations.

Tenant Lease Expirations

        The following table shows tenant lease expirations, including those related to direct financing leases ("DFLs"), for the next 10 years and thereafter at our leased properties, assuming that none of the tenants exercise any of their renewal options, see "Tenant Purchase Options" section of Note 12 to the Consolidated Financial Statements for additional information on leases subject to purchase options (dollars in thousands):

		Expiration Year
Segment	Total	2013(1)	2014	2015	2016	2017	2018	2019	2020	2021	2022	Thereafter
Senior housing(2):
Properties	420	—	5	1	15	11	47	10	35	16	3	277
Base rent(3)	$525,368	$—	$5,091	$209	$23,003	$19,106	$89,796	$14,486	$55,314	$17,724	$2,938	$297,701
% of segment base rent	100	—	1	—	4	4	17	3	10	3	1	57
Post-acute/skilled:
Properties	312	—	9	1	1	9	2	12	5	—	4	269
Base rent(3)	$466,770	$—	$7,197	$450	$320	$8,607	$1,111	$10,403	$5,352	$—	$3,086	$430,244
% of segment base rent	100	—	2	—	—	2	—	2	1	—	1	92
Life science:
Square feet	6,392	410	355	691	259	819	601	121	936	557	280	1,363
Base rent(3)	$232,608	$10,174	$10,696	$23,452	$6,812	$27,494	$25,768	$4,147	$42,291	$31,619	$8,391	$41,764
% of segment base rent	100	4	5	10	3	12	11	2	18	13	4	18
Medical office:
Square feet	13,131	2,385	1,783	1,589	1,309	1,568	1,187	851	895	394	538	632
Base rent(3)	$287,621	$50,131	$40,661	$35,744	$27,261	$34,789	$24,057	$18,450	$20,837	$9,472	$12,151	$14,068
% of segment base rent	100	18	14	13	10	12	8	6	7	3	4	5
Hospital:
Properties	17	1	3	—	—	2	—	5	—	1	1	4
Base rent(3)	$67,699	$2,611	$16,018	$—	$—	$4,776	$—	$7,113	$—	$825	$3,575	$32,781
% of segment base rent	100	4	24	—	—	7	—	11	—	1	5	48
Total:
Base rent(3)	$1,580,066	$62,916	$79,663	$59,855	$57,396	$94,772	$140,732	$54,599	$123,794	$59,640	$30,141	$816,558
% of total base rent	100	4	5	4	4	6	9	3	8	4	2	51

(1)
Includes month-to-month leases.

(2)
Excludes 21 facilities with annualized NOI of $49.6 million operated under a RIDEA structure.

(3)
The most recent month's (or subsequent month's if acquired in the most recent month) base rent including additional rent floors, cash income from direct financing leases annualized for 12 months. Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of above and below market lease intangibles, DFL interest accretion and deferred revenues).

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

        See litigation matter under the heading "Legal Proceedings" of Note 12 to the Consolidated Financial Statements for information regarding legal proceedings, which information is incorporated by reference in this Item 3.

ITEM 4.    Mine Safety Disclosures

        None.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange. Set forth below for the fiscal quarters indicated are the reported high and low sales prices per share of our common stock on the New York Stock Exchange.

	2012		2011		2010
	High	Low	High	Low	High	Low
First Quarter	$42.75	$38.72	$38.29	$35.81	$34.37	$26.70
Second Quarter	44.15	37.81	40.75	35.00	34.50	28.53
Third Quarter	47.75	43.59	38.23	28.76	38.05	31.08
Fourth Quarter	46.15	43.31	41.98	32.66	37.65	31.87

        At February 1, 2013, we had approximately 11,298 stockholders of record and there were approximately 188,236 beneficial holders of our common stock.

        It has been our policy to declare quarterly dividends to the common stockholders so as to comply with applicable provisions of the Code governing REITs. The cash dividends per share paid on common stock are set forth below:

	2012	2011	2010
First Quarter	$0.50	$0.48	$0.465
Second Quarter	0.50	0.48	0.465
Third Quarter	0.50	0.48	0.465
Fourth Quarter	0.50	0.48	0.465

Total	$2.00	$1.92	$1.86

        On January 25, 2013, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.525 per share. The common stock dividend will be paid on February 19, 2013 to stockholders of record as of the close of business on February 4, 2013.

  Recent Sales of Unregistered Securities

        On December 11, 2012, we issued 194,374 shares of our common stock upon the redemption of 194,374 non-managing member units of our subsidiary, HCP DR Alabama, LLC ("HCP Alabama"), to a non-managing member of HCP Alabama. On December 18, 2012, we issued 540 shares of our common stock upon the redemption of 270 non-managing member units of our subsidiary, HCPI/Utah II, LLC ("Utah II"), to four transferees of a non-managing member of Utah II. In each case, the shares of our common stock were issued in a private placement to an accredited investor pursuant to Section 4(2) of the Securities Act of 1933, as amended. We did not receive any cash proceeds from the issuance of shares of our common stock upon redemption of the non-managing member units of HCP Alabama or Utah II, although we did acquire non-managing member units of each subsidiary in exchange for the shares of common stock we issued upon redemption of the units.

  Issuer Purchases of Equity Securities

        The table below sets forth the information with respect to purchases of our common stock made by or on our behalf during the quarter ended December 31, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares That May Yet Be Purchased Under The Plans Or Programs
November 1-30, 2012	233	$44.01	—	—
December 1-31, 2012	165,038	45.16	—	—

Total	165,271	45.16	—	—

(1)
Represents restricted shares withheld under our 2006 Performance Incentive Plan (the "2006 Incentive Plan"), to offset tax withholding obligations that occur upon vesting of restricted shares. Our 2006 Incentive Plan provides that the value of the shares withheld shall be the closing price of our common stock on the date the relevant transaction occurs.

  Stock Price Performance Graph

        The graph below compares the cumulative total return of HCP, the S&P 500 Index and the Equity REIT Index of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), from January 1, 2008 to December 31, 2012. Total return assumes quarterly reinvestment of dividends before consideration of income taxes.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

AMONG S&P 500, EQUITY REITS AND HCP, Inc.

RATE OF RETURN TREND COMPARISON

JANUARY 1, 2008–DECEMBER 31, 2012

(JANUARY 1, 2008 = 100)

Stock Price Performance Graph Total Return

Assumes $100 invested January 1, 2008 in HCP, S&P 500 Index and NAREIT Equity REIT Index.

ITEM 6.    Selected Financial Data

        Set forth below is our selected financial data as of and for each of the years in the five year period ended December 31, 2012.

	Year Ended December 31,(1)(2)
	2012	2011(3)	2010	2009(3)	2008
	(Dollars in thousands, except per share data)
Income statement data:
Total revenues	$1,900,722	$1,712,096	$1,240,206	$1,133,618	$1,123,977
Income from continuing operations	812,884	547,338	315,346	97,732	223,019
Net income applicable to common shares	812,289	515,302	307,498	109,069	425,368
Income from continuing operations applicable to common shares:
Basic earnings per common share	1.83	1.28	0.91	0.22	0.75
Diluted earnings per common share	1.83	1.28	0.91	0.22	0.75
Net income applicable to common shares:
Basic earnings per common share	1.90	1.29	1.01	0.40	1.79
Diluted earnings per common share	1.90	1.29	1.00	0.40	1.79
Balance sheet data:
Total assets	19,915,555	17,408,475	13,331,923	12,209,735	11,849,826
Debt obligations(4)	8,693,820	7,722,619	4,646,345	5,656,143	5,937,456
Total equity	10,753,777	9,220,622	8,146,047	5,958,609	5,407,840
Other data:
Dividends paid	865,306	787,689	590,735	517,072	457,643
Dividends paid per common share	2.00	1.92	1.86	1.84	1.82

(1)
Reclassification, presentation and certain computational changes have been made for the results of properties sold or held-for-sale reclassified to discontinued operations.

(2)
The following are acquisitions that had a meaningful impact on our financial position and results of operations in the years in which they closed and thereafter:

•
During the fourth quarter of 2012, we acquired 129 senior housing communities from the Blackstone JV.

•
On June 28, 2012, we made an investment in senior unsecured notes as part of Terra Firma's acquisition of Four Seasons Health Care.

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

(3)
On November 9, 2011, we entered into an agreement with Ventas, Inc. ("Ventas") to settle all remaining claims relating to Ventas's litigation against HCP arising out of Ventas's 2007 acquisition of Sunrise Senior Living REIT. We paid $125 million to Ventas, which was recorded as litigation settlement expense for the year ended December 31, 2011. On September 4, 2009, a jury returned a verdict in favor of Ventas in an action brought against us. The jury awarded Ventas approximately $102 million in compensatory damages, which we recorded as a litigation provision expense during the year ended December 31, 2009.

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

  (d)
  The effect on healthcare providers of the automatic spending cuts enacted by Congress ("Sequestration") on entitlement programs, including Medicare, will, unless modified, result in future reductions in reimbursements.

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

  (h)
  The potential impact of future litigation matters, including the possibility of larger than expected litigation costs, adverse results and related developments;

  (i)
  Competition for tenants and borrowers, including with respect to new leases and mortgages and the renewal or rollover of existing leases;

  (j)
  Our ability to negotiate the same or better terms with new tenants or operators if existing leases are not renewed or we exercise our right to replace an existing operator or tenant upon default;

  (k)
  Availability of suitable properties to acquire at favorable prices and the competition for the acquisition and financing of those properties;

  (l)
  The financial, legal, regulatory and reputational difficulties of significant operators of our properties;

  (m)
  The risk that we may not be able to achieve the benefits of investments within expected time-frames or at all, or within expected cost projections;

  (n)
  The ability to obtain financing necessary to consummate acquisitions on favorable terms;

  (o)
  The risks associated with our investments in joint ventures and unconsolidated entities, including our lack of sole decision making authority and our reliance on our joint venture partners' financial condition and continued cooperation; and

  (p)
  Changes in the credit ratings on U.S. government debt securities or default or delay in payment by the United States of its obligations.

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

  •
  Liquidity and Capital Resources

  •
  Non-GAAP Financial Measure—Funds from Operations

  •
  Off-Balance Sheet Arrangements

  •
  Contractual Obligations

  •
  Inflation

  •
  Recent Accounting Pronouncements

Executive Summary

        We are a self-administered REIT that, together with our unconsolidated joint ventures, invests primarily in real estate serving the healthcare industry in the U.S. We acquire, develop, lease, manage and dispose of healthcare real estate and provide financing to healthcare providers. At December 31, 2012, our portfolio of investments, including properties owned by our Investment Management Platform, consisted of interests in 1,160 facilities.

        Our business strategy is based on three principles: (i) opportunistic investing, (ii) portfolio diversification, and (iii) conservative financing. We actively redeploy capital from investments with lower return potential or shorter investment horizons into assets representing longer term investments with attractive risk adjusted return potential. We make investments where the expected risk-adjusted return exceeds our cost of capital and strive to capitalize on our operator, tenant and other business relationships to grow our business.

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

        We primarily generate revenue by leasing healthcare properties under long-term leases with fixed and/or inflation indexed escalators. Most of our rents and other earned income from leases are received under triple-net leases or leases that provide for substantial recovery of operating expenses; however, some of our medical office and life science leases are structured as gross or modified gross leases. Operating expenses are generally related to MOB and life science leased properties and senior housing properties managed on our behalf ("RIDEA properties"). Accordingly, for such MOBs, life science facilities and RIDEA properties, we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities, employee costs for resident care and insurance. Our growth for these assets depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; (ii) maximize tenant recoveries given underlying lease structures; and (iii) control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions. At December 31, 2012, the contractual maturities in our portfolio of leased assets were 13% through 2015 (measured in dollars of expiring base rents).

        Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. Access to external capital on favorable terms is critical to the success of our strategy.

2012 Transaction Overview

Investment Transactions

        During the year ended December 31, 2012, we completed $2.6 billion of investments as follows:

  $1.7 Billion Senior Housing Portfolio Acquisition and $52 Million Secured Financing

        During the fourth quarter of 2012, we acquired 129 senior housing communities for $1.7 billion, from a joint venture between Emeritus and the Blackstone JV. Located in 29 states, the portfolio encompasses 10,077 units representing a diversified care mix of 61% assisted living, 25% independent living, 13% memory care and 1% skilled nursing. Based on current operating performance, the 129 communities consist of 95 that are stabilized and 34 that are currently in lease—up. The transaction closed in two stages: (i) 127 senior housing facilities on October 31, 2012 for $1.68 billion representing 9,842 units; and (ii) two senior housing facilities on December 4, 2012 for $24 million representing 235 units.

        Emeritus continues to operate the communities pursuant to a new triple-net, master lease for the 129 properties (the "Master Lease") guaranteed by Emeritus. The Master Lease provides aggregate contractual rent in the first year of $103.6 million. The contractual rent will increase annually by the greater of the percentage increase in the Consumer Price Index ("CPI") or 3.7% on average over the initial five years, and thereafter by the greater of CPI or 3.0% for the remaining initial lease term. At the beginning of the sixth lease year, rent on the 34 lease-up properties will increase to the greater of the percentage increase in CPI or fair market, subject to a floor of 103% and a cap of 130% of the prior year's rent.

        The leased properties are grouped into three pools that share comparable characteristics and these leased pools have initial terms of 14 to 16 years. Emeritus has two extension options, which, if exercised, will provide for lease terms of 30 to 35 years. We are still evaluating the acquisition of up to four additional communities related to this transaction.

        Concurrent with the acquisition, Emeritus purchased nine communities from the Blackstone JV, for which we have provided secured debt financing of $52 million with a four-year term. The loan is secured by the underlying real estate and is prepayable at Emeritus' option. The interest rate on the loan mirrors the 6.1% lease yield, including the annual increases through maturity.

  $853 Million of Additional Investment Transactions

        On August 7, 2012, we completed the acquisition of eight on-campus MOBs for $80 million from Scottsdale Healthcare. Located in Scottsdale, Arizona, the portfolio represents 398,000 square feet with an occupancy of 89% at closing.

        Between July and October 2012, we acquired 12 MOBs from The Boyer Company valued at $188 million, including DownREIT units and debt valued at $43 million and $60 million, respectively; the MOBs are primarily located on the campuses of HCA, Iasis Healthcare and Community Health Systems and comprise 758,000 square feet with an occupancy of 88% at closing. The transaction closed in three stages: (i) six MOBs on July 31, 2012 for $77 million representing 327,000 square feet; (ii) four MOBs on August 15, 2012 for $49 million representing 199,000 square feet and; (iii) two MOBs on October 19, 2012 for $62 million representing 232,000 square feet.

        On July 31, 2012, we closed a mezzanine loan facility to lend up to $205 million to Tandem Health Care ("Tandem"), an affiliate of Formation Capital, as part of the recapitalization of a post-acute/skilled nursing portfolio. We funded $100 million (the "First Tranche") at closing and have a commitment to fund an additional $105 million (the "Second Tranche") between February 2013 and August 2013. The Second Tranche will be used to repay debt senior to our loan. At closing, the loan was subordinate to $400 million in senior mortgage debt and $137 million in senior mezzanine debt. The loan bears interest at a fixed rate of 12% and 14% per annum for the First and Second Tranches, respectively. Including fees received at closing, the loan has a blended yield to maturity of approximately 13% assuming both tranches are funded. The facility has a total term of up to 63 months from the initial closing and is prepayable at the borrower's option.

        On June 28, 2012, we made an investment in senior unsecured notes with an aggregate par value of £138.5 million at a discount for £136.8 million, as part of the financing for Terra Firma's £825 million acquisition of Four Seasons Health Care ("Four Seasons"), the largest elderly and specialist care provider in the United Kingdom with 445 care homes and 61 specialist care centers. The notes mature in June 2020 and are non-callable until June 2016. The notes bear interest on their par value at a fixed rate of 12.25% per annum, with an original discount resulting in a yield to maturity of 12.5%. Terra Firma, a leading European private equity firm, provided £345 million in equity financing, resulting in a loan-to-capitalization of 62% for the Four Seasons notes. The £136.8 million for this investment is match funded by an equivalent GBP denominated unsecured term loan discussed below.

        During the year ended December 31, 2012, we made other investments of $270 million as follows: (i) acquisition of a MOB for $13 million; (ii) acquisition of a life science facility for $8 million; (iii) acquisition of a senior housing facility for $4 million; (iv) acquisition of a parcel of land adjacent to one of our hospitals for $3 million; and (v) funding of development and other capital projects of $242 million, primarily in our life science, senior housing and medical office segments.

Other Transactions

        During the year ended December 31, 2012, we sold two senior housing facilities for $111 million, a parcel of land in our life science segment for $18 million, a skilled nursing facility for $15 million and a MOB for $7 million.

        During the year ended December 31, 2012, we expanded our tenant relationship with General Atomics in Poway, CA to a total of 396,000 square feet, consisting of the following: (i) a lease extension of 281,000 square feet through June 2024, and (ii) a new 10-year lease (expected to commence mid-2014) for a 115,000 square feet build-to-suit development. As part of this transaction, General Atomics purchased a 19-acre land parcel from us for $18 million; in connection with the agreement to sell the land parcel, we incurred a $7.9 million impairment charge.

Financings

        During the year ended December 31, 2012, we raised $3.5 billion of capital in the equity and credit markets as follows:

        In connection with funding the $1.7 billion Senior Housing Portfolio acquisition, we completed the following capital market transactions:

  •
  On November 19, 2012, we issued $800 million of 2.625% senior unsecured notes due in 2020. The notes were priced at 99.729% of the principal amount with an effective yield to maturity of 2.667%. Net proceeds from this offering were $793 million.

  •
  On October 19, 2012, we completed a public offering of 22 million shares of common stock and received net proceeds of $979 million.

        On July 30, 2012, in connection with our Four Seasons senior unsecured notes investment, we entered into a credit agreement with a syndicate of banks for a £137 million four-year unsecured term loan (the "Term Loan") that accrues interest at a rate of GBP London Interbank Offered Rate ("LIBOR") plus 1.20%, based on our current debt ratings. Concurrent with the closing of the Term Loan, we entered into a four-year interest rate swap agreement that fixes the rate of the Term Loan at 1.81%, subject to adjustments based on our credit ratings. The Term Loan contains a one-year committed extension option and similar covenants to those in our unsecured revolving line of credit facility.

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

        On March 27, 2012, we completed an amendment to our existing $1.5 billion unsecured revolving line of credit facility. We improved the pricing and extended the maturity of the facility one additional year to March 2016. Based on our current credit ratings, the amended facility bears interest annually at one-month LIBOR plus 1.075% and has a facility fee of 0.175%, which in the aggregate represents a 55 basis point reduction to our funded interest cost.

        On March 22, 2012, we announced the redemption of the 4.0 million shares of 7.25% Series E and 7.82 million shares of 7.10% Series F preferred stock at a price of $25.00 per share, or $295.5 million in aggregate, plus all accrued and unpaid dividends to April 23, 2012 (the redemption date). As a result of the redemption, we incurred a charge of $10.4 million related to the original issuance costs of the preferred stock (this charge is presented as an additional preferred stock dividend in our consolidated statements of income).

        On March 22, 2012, we priced a $359 million offering of 9.0 million shares of common stock at $39.93 per share with the proceeds used primarily to redeem all outstanding shares of our preferred stock.

        On January 23, 2012, we issued $450 million of 3.75% senior unsecured notes due in 2019; net proceeds from the offering were $444 million.

Dividends

        Quarterly dividends paid during 2012 aggregated $2.00 per share, which represents a 4.2% increase from 2011. On January 25, 2013, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.525 per share, which represents a 5% increase. The common stock dividend will be paid on February 19, 2013 to stockholders of record as of the close of business on February 4, 2013. Based on the first quarter's dividend, the annualized rate of distribution for 2013 is $2.10, compared with $2.00 in 2012.

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

        We use the direct finance method of accounting to record income from DFLs. For leases accounted for as DFLs, future minimum lease payments are recorded as a receivable. The difference between the future minimum lease payments and the estimated residual values less the cost of the properties is recorded as unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield when collectibility of the lease payments is reasonably assured. Investments in DFLs are presented net of unamortized unearned income. The determination of estimated useful lives and residual values are subject to significant judgment. If our assessments for accounting purposes were to change, the timing and amount of our revenue recognized would be impacted.

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

  Investments in Unconsolidated Joint Ventures

        Investments in entities which we do not consolidate but have the ability to exercise significant influence over operating and financial policies are reported under the equity method of accounting. Under the equity method of accounting, our share of the investee's earnings or losses is included in our consolidated results of operations.

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

  Income Taxes

        As part of the process of preparing our consolidated financial statements, significant management judgment is required to evaluate our compliance with REIT requirements. Our determinations are based on interpretation of tax laws, and our conclusions may have an impact on the income tax expense recognized. Adjustments to income tax expense may be required as a result of: (i) audits conducted by federal, state and local tax authorities, (ii) our ability to qualify as a REIT, (iii) the potential for built-in-gain recognized related to prior-tax-free acquisitions of C corporations, and (iv) changes in tax laws. Adjustments required in any given period are included within the income tax provision.

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

        We use net operating income ("NOI") and adjusted NOI to assess and compare property level performance, including our same property portfolio ("SPP"), and to make decisions about resource allocations. We believe these measures provide investors relevant and useful information because they reflect only income and operating expense items that are incurred at the property level and present them on an unleveraged basis. We believe that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP since NOI excludes certain components from net income. Further, NOI may not be comparable to that of other REITs, as they may use different methodologies for calculating NOI. See Note 14 to the Consolidated Financial Statements for additional segment information and the relevant reconciliations from net income to NOI and adjusted NOI.

        Operating expenses are generally related to MOB and life science leased properties and senior housing properties managed on our behalf (RIDEA properties). We generally recover all or a portion of MOB and life science expenses from the tenants (tenant recoveries). The presentation of expenses as operating or general and administrative is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expenses.

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

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

        During the fourth quarter of 2012, we acquired 129 senior housing communities from the Blackstone JV (see additional information in Note 4 to the Consolidated Financial Statements). The transaction closed in two stages: (i) 127 senior housing facilities on October 31, 2012; and (ii) two senior housing facilities on December 4, 2012. The results of operations from the acquisitions are reflected in our consolidated financial statements from those respective dates.

        On April 7, 2011, we completed our acquisition of substantially all of HCR ManorCare's real estate assets; additionally, we purchased a noncontrolling equity interest in the operations of HCR ManorCare. On January 14, 2011, we acquired our partner's 65% interest in HCP Ventures II that resulted in the consolidation of HCP Ventures II. On September 1, 2011, we entered into management contracts with Brookdale with respect to 21 senior living communities (these 21 communities were acquired in January 2011 as part of our purchase of HCP Ventures II). These 21 communities are now in a RIDEA structure are managed by Brookdale, the respective resident level revenues and related operating expenses are reported in our consolidated financial statements. See additional information regarding the HCR ManorCare Acquisition, HCP Ventures II purchase and the Brookdale RIDEA transaction in Notes 3, 8 and 12, respectively, to the Consolidated Financial Statements. The results of operations from our HCR ManorCare, HCP Ventures II and 21 properties managed under a RIDEA structure are reflected in our financial statements from those respective dates.

  Segment NOI and Adjusted NOI

        The tables below provide selected operating information for our SPP and total property portfolio for each of our five business segments. Our consolidated SPP consists of 565 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2011 and that remained in operations under a consistent reporting structure through December 31, 2012. Our consolidated total property portfolio represents 1,086 and 932 properties at December 31, 2012 and 2011, respectively, and excludes properties classified as discontinued operations.

  Senior Housing

        Results are as of and for the year ended December 31, 2012 and 2011 (dollars in thousands except per unit data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental revenues(1)	$380,413	$378,553	$1,860	$482,336	$470,592	$11,744
Resident fees and services	1,054	3,542	(2,488)	143,745	50,619	93,126

Total revenues	$381,467	$382,095	$(628)	$626,081	$521,211	$104,870
Operating expenses	(613)	(1,052)	439	(94,662)	(34,538)	(60,124)

NOI	$380,854	$381,043	$(189)	$531,419	$486,673	$44,746
Straight-line rents	(24,740)	(34,579)	9,839	(30,415)	(34,911)	4,496
DFL accretion	(6,863)	(9,052)	2,189	(18,812)	(17,918)	(894)
Amortization of above and below market lease intangibles, net	(1,569)	(1,569)	—	(1,320)	(1,466)	146
Lease termination fees	—	—	—	—	1,350	(1,350)

Adjusted NOI	$347,682	$335,843	$11,839	$480,872	$433,728	$47,144

Adjusted NOI % change			3.5%

Property count(2)	221	221		441	312
Average capacity (units)(3)	25,081	25,056		37,089	33,911
Average annual rent per unit(4)	$13,887	$13,446		$13,059	$12,887

(1)
Represents rental and related revenues and income from DFLs.

(2)
From our past presentation of SPP for the year ended December 31, 2011, we removed two senior housing properties from SPP that were sold or classified as held for sale.

(3)
Represents average capacity as reported by the respective tenants or operators for the twelve month period and a quarter in arrears from the periods presented.

(4)
Average annual rent per unit for operating properties under a RIDEA structure is based on NOI.

        SPP Adjusted NOI.    SPP adjusted NOI improved primarily as a result of annual rent escalations and an increase in rental revenues from properties that were previously transitioned from Sunrise to other operators, partially offset by a decrease in additional rents.

        Total Portfolio NOI and Adjusted NOI.    Including the impact of our SPP, our total portfolio NOI and adjusted NOI for the year ended December 31, 2012 primarily increased as a result of 66 senior housing leased properties classified as DFLs that were acquired on April 7, 2011 from HCR ManorCare and 127 senior housing communities acquired on October 31, 2012 and two senior housing communities acquired on December 4, 2012 from the Blackstone JV (see Notes 3, 4 and 6 to the Consolidated Financial Statements for additional information regarding the HCR ManorCare Acquisition, the Blackstone JV acquisition and Net Investments in DFLs, respectively).

        Additionally, HCP Ventures II was consolidated on January 14, 2011 (see Note 8 to the Consolidated Financial Statements for additional information), resulting in us recognizing rental and related revenues for the 25 leased properties commencing on that date. On September 1, 2011, for 21 of these 25 properties, we entered into management contracts in a structure permitted by RIDEA (see Note 12 to the Consolidated Financial Statements for additional information), resulting in the termination of the properties' leases. For these 21 properties that are now in a RIDEA structure, the resident-level revenues and related operating expenses are reported in our consolidated financial statements beginning on that date.

  Post-Acute/Skilled Nursing

        Results are as of and for the year ended December 31, 2012 and 2011 (dollars in thousands, except per bed data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental revenues(1)	$37,387	$36,745	$642	$539,242	$397,554	$141,688
Operating expenses	75	(180)	255	(386)	(585)	199

NOI	$37,462	$36,565	$897	$538,856	$396,969	$141,887
Straight-line rents	(547)	(967)	420	(547)	(968)	421
DFL accretion	—	—	—	(75,428)	(56,089)	(19,339)
Amortization of above and below market lease intangibles, net	—	—	—	46	34	12

Adjusted NOI	$36,915	$35,598	$1,317	$462,927	$339,946	$122,981

Adjusted NOI % change			3.7%

Property count(2)	44	44		312	312
Average capacity (beds)(3)	5,031	5,061		39,856	30,565
Average annual rent per bed	$7,323	$7,069		$11,624	$11,140

(1)
Represents rental and related revenues and income from DFLs.

(2)
From our past presentation of SPP for the year ended December 31, 2011, we removed a post-acute/skilled nursing property from SPP that was sold or classified as held for sale.

(3)
Represents average capacity as reported by the respective tenants or operators for the twelve month period and a quarter in arrears from the periods presented.

        SPP NOI and Adjusted NOI.    SPP NOI and adjusted NOI increased year-over-year primarily as a result of rent escalations.

        Total Portfolio NOI and Adjusted NOI.    Including the impact of our SPP, our total portfolio NOI and adjusted NOI for the year ended December 31, 2012 primarily increased as a result of 268 post-acute/skilled nursing leased properties classified as DFLs that were acquired on April 7, 2011 from HCR ManorCare (see Notes 3 and 6 to the Consolidated Financial Statements for additional information regarding the HCR ManorCare Acquisition and Net Investments in DFLs, respectively, and discussion regarding our share in the earnings of our 9.4% interest in HCR ManorCare below under the caption "Equity income from unconsolidated joint ventures").

  Life Science

        Results are as of and for the year ended December 31, 2012 and 2011 (dollars and square feet in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental and related revenues	$243,469	$244,401	$(932)	$246,811	$245,942	$869
Tenant recoveries	42,164	41,882	282	42,853	42,209	644

Total revenues	$285,633	$286,283	$(650)	$289,664	$288,151	$1,513
Operating expenses	(47,913)	(49,123)	1,210	(53,173)	(52,796)	(377)

NOI	$237,720	$237,160	$560	$236,491	$235,355	$1,136
Straight-line rents	(8,590)	(14,685)	6,095	(9,730)	(14,971)	5,241
Amortization of above and below market lease intangibles, net	462	(1,066)	1,528	411	(1,123)	1,534
Lease termination fees	(175)	(7,011)	6,836	(175)	(7,011)	6,836

Adjusted NOI	$229,417	$214,398	$15,019	$226,997	$212,250	$14,747

Adjusted NOI % change			7.0%

Property count	101	101		109	104
Average occupancy	91.4%	90.5%		89.6%	89.6%
Average occupied square feet	6,108	6,050		6,250	6,076
Average annual rent per occupied sq. ft.	$45	$44		$45	$44

        SPP and Total Portfolio NOI and Adjusted NOI.    NOI increased primarily as a result of lease expansions and extensions and a decline in non-reimbursable operating expenses, partially offset by a decline in lease termination fees. Adjusted NOI increased primarily as a result of a $4 million rent payment in connection with a February 2012 amendment to a lease, annual rent escalations, lease expansions and extensions, and a decline in non-reimbursable operating expenses.

        During the year ended December 31, 2012, 978,000 square feet of new and renewal leases commenced at an average annual base rent of $21.71 per square foot compared to 776,000 square feet of expiring and terminated leases with an average annual base rent of $24.23 per square foot. During the year ended December 31, 2012, we acquired 77,000 square feet with an average annual base rent of $9.79 per square foot.

  Medical Office

        Results are as of and for the year ended December 31, 2012 and 2011 (dollars and square feet in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental and related revenues	$271,002	$265,851	$5,151	$285,331	$272,362	$12,969
Tenant recoveries	45,509	46,186	(677)	49,480	47,753	1,727

Total revenues	$316,511	$312,037	$4,474	$334,811	$320,115	$14,696
Operating expenses	(119,447)	(118,894)	(553)	(132,264)	(127,902)	(4,362)

NOI	$197,064	$193,143	$3,921	$202,547	$192,213	$10,334
Straight-line rents	(4,069)	(5,473)	1,404	(5,121)	(5,691)	570
Amortization of above and below market lease intangibles, net	358	384	(26)	457	(130)	587
Lease termination fees	(314)	—	(314)	(314)	(212)	(102)

Adjusted NOI	$193,039	$188,054	$4,985	$197,569	$186,180	$11,389

Adjusted NOI % change			2.7%

Property count(1)	183	183		207	187
Average occupancy	91.4%	90.9%		91.1%	90.9%
Average occupied square feet	11,642	11,556		12,295	11,865
Average annual rent per occupied sq. ft.	$27	$26		$27	$26

(1)
From our past presentation of SPP for the year ended December 31, 2011, we removed (i) a MOB that was sold or classified as held for sale; and (ii) three MOBs that were placed into redevelopment in 2012, which no longer meet our criteria for SPP as of the date they were placed into redevelopment.

        SPP NOI and Adjusted NOI.    SPP NOI and adjusted NOI increased year-over-year primarily as a result of rent escalations and an increase in medical office occupancy.

        Total Portfolio NOI and Adjusted NOI.    Including the impact of our SPP, our total portfolio NOI and adjusted NOI increased primarily as a result of the additive effect of our MOB acquisitions during 2012.

        During the year ended December 31, 2012, 2.2 million square feet of new and renewal leases commenced at an average annual base rent of $21.94 per square foot compared to 2.1 million square feet of expiring and terminated leases with an average annual base rent of $22.43 per square foot. During the year ended December 31, 2012, we acquired 1.1 million square feet with an average annual base rent of $22.19 per square foot.

  Hospital

        Results are as of and for the year ended December 31, 2012 and 2011 (dollars in thousands, except per bed data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental and related revenues	$79,110	$77,676	$1,434	$82,167	$80,832	$1,335
Tenant recoveries	2,327	2,297	30	2,326	2,296	30

Total revenues	$81,437	$79,973	$1,464	$84,493	$83,128	$1,365
Operating expenses	(3,506)	(4,328)	822	(3,513)	(4,330)	817

NOI	$77,931	$75,645	$2,286	$80,980	$78,798	$2,182
Straight-line rents	(534)	(904)	370	(1,114)	(1,525)	411
Amortization of above and below market lease intangibles, net	(771)	(771)	—	(871)	(871)	—

Adjusted NOI	$76,626	$73,970	$2,656	$78,995	$76,402	$2,593

Adjusted NOI % change			3.6%

Property count	16	16		17	17
Average capacity (beds)(1)	2,379	2,379		2,410	2,410
Average annual rent per bed	$33,683	$32,912		$34,236	$33,499

(1)
Represents average capacity as reported by the respective tenants or operators for the twelve month period and a quarter in arrears from the periods presented. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

        SPP and Total Portfolio NOI and Adjusted NOI.    NOI and adjusted NOI increased for the year ended December 31, 2012 primarily as a result of rent escalations and the new leases that commenced in 2012 for two of our hospitals.

  Other Income and Expense Items

        Interest income.    Interest income decreased $75 million to $25 million for the year ended December 31, 2012. The decrease was primarily the result of the following: (i) a decrease of $54 million in income earned from and due to the settlement of our HCR ManorCare debt investments in 2011 and (ii) a decrease of $43 million in income earned from and as a result of prepayment premiums and unamortized discounts recognized in April 2011 upon the early repayment of our loans to Genesis HealthCare. The decreases in interest income were partially offset by $19 million of interest earned from our loan and senior unsecured notes investments in 2012 (see Notes 7 and 10, respectively, to the Consolidated Financial Statements for additional information).

        Interest expense.    For the year ended December 31, 2012, interest expense increased $734,000 to $417 million. The increase was primarily due to an increase of $13 million resulting from our senior unsecured notes offerings, net of related maturities of certain senior unsecured notes during 2011 and 2012. The increase was offset by the $11 million write-off of unamortized loan fees related to a terminated bridge loan commitment in 2011 and a decrease resulting from the payoff of certain mortgage debt during 2011.

        Our exposure to expense fluctuations related to our variable rate indebtedness is substantially mitigated by our interest rate swap contracts. For a more detailed discussion of our interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A.

        The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of December 31,(1)
	2012	2011
Balance:
Fixed rate	$8,606,075	$7,166,349
Variable rate	40,385	502,919

Total	$8,646,460	$7,669,268

Percent of total debt:
Fixed rate	99.5%	93.4%
Variable rate	0.5	6.6

Total	100%	100%

Weighted average interest rate at end of period:
Fixed rate	5.23%	5.83%
Variable rate	1.49%	2.19%
Total weighted average rate	5.22%	5.59%

(1)
Excludes $82 million and $88 million at December 31, 2012 and 2011, respectively, of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities, which have no scheduled maturities. At December 31, 2012, $86 million of variable-rate mortgages and £137 million ($223 million) term loan are presented as fixed-rate debt as the interest payments under such debt have been swapped (pay fixed and receive float). At December 31, 2011, $88 million of variable-rate mortgages are presented as fixed-rate debt as the interest payments under such debt have been swapped (pay fixed and receive float); the interest rates for swapped debt are presented at the swapped rates.

        Depreciation and amortization expense.    Depreciation and amortization expenses increased $8 million to $358 million for the year ended December 31, 2012. The increase was primarily the result of additive effects of our acquisitions during 2011 and 2012.

        General and administrative expenses.    General and administrative expenses decreased $17 million to $79 million for the year ended December 31, 2012. The decrease was primarily due to an insurance recovery of $7 million during 2012 for previously incurred legal expenses and a decrease of $8 million in acquisition costs incurred during 2012 compared to similar costs incurred during 2011.

        Litigation settlement and provision.    On November 9, 2011, we entered into an agreement with Ventas to settle all remaining claims relating to Ventas's litigation against us arising out of Ventas's 2007 acquisition of Sunrise Senior Living REIT. As part of the settlement, we paid $125 million to Ventas, which resulted in a charge for the same amount (see the information set forth under the heading "Legal Proceedings" of Note 12 to the Consolidated Financial Statements). No similar charges were recognized during the year ended December 31, 2012.

        Impairments (recoveries).    During the year ended December 31, 2012, we recognized an impairment of $8 million as a result of the disposition of a life science land parcel (see Note 17 to the Consolidated Financial Statements for additional information). During the year ended December 31, 2011, we recognized an impairment of $15 million related to a senior secured term loan as a result of concluding that the carrying value of the loan was in excess of the fair value of the related collateral supporting the loan (see Note 7 to the Consolidated Financial Statements for additional information).

        Other income, net.    For the year ended December 31, 2012, other income, net decreased $10 million to $3 million. The decrease was primarily the result of a gain of $8 million resulting from our acquisition of our partner's 65% interest in and consolidation of HCP Ventures II in January 2011

(see Note 8 to the Consolidated Financial Statements for additional information) and $6 million received in connection with a litigation settlement in June 2011 that represents proceeds owed to us from a prior sale of assets. No similar gain upon consolidation was recognized or settlements were received during the year ended December 31, 2012. The decreases were partially offset by a $5 million charge during the year ended December 31, 2011 for an other-than-temporary impairment of marketable equity securities.

        Income taxes.    For the year ended December 31, 2012, income taxes decreased $3 million to a benefit of $2 million. The decrease in income taxes was primarily due to the tax benefit resulting from declines in taxable income of our TRS entities during the year ended December 31, 2012.

        Equity income from unconsolidated joint ventures.    Equity income from unconsolidated joint ventures is primarily the result of our 9.4% equity interest in HCR ManorCare. The October 2011 CMS reduction of skilled nursing reimbursements under Resource Utilization Group-Version 4 ("RUGs-IV"), together with changes in requirements for the delivery of group therapy services, reduced HCR ManorCare's revenues and increased its therapy costs in 2012. HCR ManorCare partially mitigated these adverse impacts through a cost reduction program. Further, HCR ManorCare experienced increased exposure to general and professional liability claims resulting in higher charges in 2012, which, together with the circumstances discussed above, reduced our share in the earnings from our equity interest in HCR ManorCare.

        During the year ended December 31, 2012, equity income from unconsolidated joint ventures increased $8 million to $54 million. This increase primarily was the result of the full-year share of earnings from our interest in HCR ManorCare, Inc. compared to a partial-year in 2011 (see Notes 3 and 8 to the Consolidated Financial Statements for additional information). The Company's share of earnings from HCR ManorCare (equity income) increases for the corresponding reduction of related lease expense recognized at the HCR ManorCare level.

        Discontinued operations.    Income from discontinued operations for the year ended December 31, 2012 was $34 million, compared to $7 million for the comparable period in 2011. The increase is primarily due to an increase in gains on real estate dispositions of $28 million, partially offset by a decline in operating income from discontinued operations of $2 million. During the year ended December 31, 2012, we sold real estate investments for $151 million, compared to $19 million for the year ended December 31, 2011.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

  Segment NOI and Adjusted NOI

        The tables below provide selected operating information for our SPP and total property portfolio for each of our five business segments. Our consolidated SPP consists of 550 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2010 and that remained in operations under a consistent reporting structure through December 31, 2011. Our consolidated total property portfolio represents 932 and 566 properties at December 31, 2011 and 2010, respectively, and excludes properties classified as discontinued operations.

  Senior Housing

        Results are as of and for the year ended December 31, 2011 and 2010 (dollars in thousands except per unit data):

	SPP			Total Portfolio
	2011	2010	Change	2011	2010	Change
Rental revenues(1)	$364,029	$329,926	$34,103	$470,592	$337,220	$133,372
Resident fees and services	3,542	32,596	(29,054)	50,619	32,596	18,023

Total revenues	$367,571	$362,522	$5,049	$521,211	$369,816	$151,395
Operating expenses	(991)	(26,474)	25,483	(34,538)	(28,773)	(5,765)

NOI	$366,580	$336,048	$30,532	$486,673	$341,043	$145,630
Straight-line rents	(32,612)	(20,416)	(12,196)	(34,911)	(21,746)	(13,165)
DFL accretion	(9,052)	(10,641)	1,589	(17,918)	(10,641)	(7,277)
Amortization of above and below market lease intangibles, net	(1,569)	(1,974)	405	(1,466)	(1,974)	508
Lease termination fees	—	—	—	1,350	—	1,350

Adjusted NOI	$323,347	$303,017	$20,330	$433,728	$306,682	$127,046

Adjusted NOI % change			6.7%

Property count(2)	214	214		312	221
Average capacity (units)(3)	24,246	24,219		33,911	24,453
Average annual rent per unit(4)	$13,377	$13,605		$12,887	$12,656

(1)
Represents rental and related revenues and income from DFLs.

(2)
From our past presentation of SPP for the year ended December 31, 2010, we removed five senior housing properties from SPP that were sold or classified as held for sale.

(3)
Represents average capacity as reported by the respective tenants or operators for the twelve month period and a quarter in arrears from the periods presented.

(4)
Average annual rent per unit for operating properties under a RIDEA structure is based on NOI.

        SPP NOI and Adjusted NOI.    SPP NOI increased primarily as a result of rent escalations related to new leases or leases not subject to straight-line rents. SPP NOI includes a decline in resident fees and services and operating expenses as a result of the consolidation of 27 properties in four variable interest entities from August 31, 2010 to November 1, 2010 (see Notes 12 and 18 to the Consolidated Financial Statement s for additional information regarding these VIEs). SPP adjusted NOI improved primarily as a result of annual rent escalations and an increase in rental revenues from properties transitioned from Sunrise to other operators.

        Total Portfolio NOI and Adjusted NOI.    Including the impact of our SPP, our total portfolio NOI and adjusted NOI for the year ended December 31, 2011 primarily increased as a result of 66 senior housing leased properties classified as DFLs that were acquired on April 7, 2011 from HCR ManorCare.

        Additionally, HCP Ventures II was consolidated on January 14, 2011 (see Note 8 to the Consolidated Financial Statements for additional information), resulting in us recognizing rental and related revenues for the 25 leased properties commencing on that date. On September 1, 2011, for 21 of these 25 properties, we entered into management contracts in a structure permitted by RIDEA (see Note 12 to the Consolidated Financial Statements for additional information), resulting in the termination of the properties' leases. For these 21 properties that are now in a RIDEA structure, the resident-level revenues and related operating expenses are reported in our consolidated financial statements beginning on that date.

  Post-Acute/Skilled Nursing

        Results are as of and for the year ended December 31, 2011 and 2010 (dollars in thousands, except per bed data):

	SPP			Total Portfolio
	2011	2010	Change	2011	2010	Change
Rental revenues(1)	$36,745	$36,023	$722	$397,554	$36,023	$361,531
Operating expenses	(180)	(135)	(45)	(585)	(176)	(409)

NOI	$36,565	$35,888	$677	$396,969	$35,847	$361,122
Straight-line rents	(967)	(1,162)	195	(968)	(1,162)	194
DFL accretion	—	—	—	(56,089)	—	(56,089)
Amortization of above and below market lease intangibles, net	—	—	—	34	—	34

Adjusted NOI	$35,598	$34,726	$872	$339,946	$34,685	$305,261

Adjusted NOI % change			2.5%

Property count(2)	44	44		312	44
Average capacity (beds)(3)	5,061	5,063		30,565	5,063
Average annual rent per bed	$7,069	$6,885		$11,140	$6,885

(1)
Represents rental and related revenues and income from DFLs.

(2)
From our past presentation of SPP for the year ended December 31, 2010, we removed a post-acute/skilled nursing property from SPP that was sold or classified as held for sale.

(3)
Represents average capacity as reported by the respective tenants or operators for the twelve month period and a quarter in arrears from the periods presented.

        Total Portfolio NOI and Adjusted NOI.    Our total portfolio NOI and adjusted NOI for the year ended December 31, 2011 primarily increased as a result of 268 post-acute/skilled nursing leased properties classified as DFLs that were acquired on April 7, 2011 from HCR ManorCare.

  Life Science

        Results are as of and for the year ended December 31, 2011 and 2010 (dollars and square feet in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2011	2010	Change	2011	2010	Change
Rental and related revenues	$236,996	$235,675	$1,321	$245,942	$237,160	$8,782
Tenant recoveries	39,671	39,375	296	42,209	39,602	2,607

Total revenues	$276,667	$275,050	$1,617	$288,151	$276,762	$11,389
Operating expenses	(45,570)	(45,613)	43	(52,796)	(48,492)	(4,304)

NOI	$231,097	$229,437	$1,660	$235,355	$228,270	$7,085
Straight-line rents	(14,430)	(15,395)	965	(14,971)	(15,673)	702
Amortization of above and below market lease intangibles, net	(1,053)	(394)	(659)	(1,123)	(392)	(731)
Lease termination fees	(7,011)	(7,267)	256	(7,011)	(7,267)	256

Adjusted NOI	$208,603	$206,381	$2,222	$212,250	$204,938	$7,312

Adjusted NOI % change			1.1%

Property count	95	95		104	98
Average occupancy	92.2%	90.0%		89.6%	89.0%
Average occupied square feet	5,825	5,687		6,076	5,740
Average annual rent per occupied sq. ft.	$44	$44		$44	$44

        SPP NOI and Adjusted NOI.    SPP NOI increased primarily as a result of annual rent escalations on leases not subject to straight-line rents. SPP adjusted NOI primarily increased as a result of annual rent escalations, partially offset by a decline due to deferred rent payments in 2010 that did not reoccur in 2011.

        Total Portfolio NOI and Adjusted NOI.    Including the impact from our SPP, our total portfolio NOI increased primarily as a result of the additive effect of our life science acquisitions during 2010 and 2011.

        During the year ended December 31, 2011, 949,000 square feet of new and renewal leases commenced at an average annual base rent of $24.32 per square foot compared to 852,000 square feet of expiring and terminated leases with an average annual base rent of $24.62 per square foot. During the year ended December 31, 2011, we acquired 140,000 square feet with an average annual base rent of $33.30 per square foot.

  Medical Office

        Results are as of and for the year ended December 31, 2011 and 2010 (dollars and square feet in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2011	2010	Change	2011	2010	Change
Rental and related revenues	$263,743	$260,083	$3,660	$272,362	$262,276	$10,086
Tenant recoveries	45,191	46,631	(1,440)	47,753	47,009	744

Total revenues	$308,934	$306,714	$2,220	$320,115	$309,285	$10,830
Operating expenses	(118,909)	(121,576)	2,667	(127,902)	(127,887)	(15)

NOI	$190,025	$185,138	$4,887	$192,213	$181,398	$10,815
Straight-line rents	(5,065)	(3,162)	(1,903)	(5,691)	(3,159)	(2,532)
Amortization of above and below market lease intangibles, net	(130)	(2,179)	2,049	(130)	(2,187)	2,057
Lease termination fees	—	(3)	3	(212)	(398)	186

Adjusted NOI	$184,830	$179,794	$5,036	$186,180	$175,654	$10,526

Adjusted NOI % change			2.8%

Property count(1)	181	181		187	186
Average occupancy	90.7%	90.6%		90.9%	90.6%
Average occupied square feet	11,483	11,467		11,865	11,583
Average annual rent per occupied sq. ft.	$26	$26		$26	$26

(1)
From our past presentation of SPP for the year ended December 31, 2010, we removed a MOB that was sold or classified as held for sale.

        SPP Portfolio NOI and Adjusted NOI.    SPP NOI and adjusted NOI increased year-over-year primarily as a result of rent escalations and an increase in medical office occupancy.

        Total Portfolio NOI and Adjusted NOI.    In addition to the impact from SPP, total portfolio NOI and adjusted NOI increased year-over-year as a result of the additive effect of our MOB acquisitions during 2010 and 2011.

        During the year ended December 31, 2011, 1.9 million square feet of new and renewal leases commenced at an average annual base rent of $22.01 per square foot compared to 1.8 million square feet of expiring and terminated leases with an average annual base rent of $22.92 per square foot. During the year ended December 31, 2011, we acquired 132,000 square feet with an average annual base rent of $18.74 per square foot.

  Hospital

        Results are as of and for the year ended December 31, 2011 and 2010 (dollars in thousands, except per bed data):

	SPP			Total Portfolio
	2011	2010	Change	2011	2010	Change
Rental and related revenues	$77,676	$77,613	$63	$80,832	$81,091	$(259)
Tenant recoveries	2,297	2,400	(103)	2,296	2,400	(104)

Total revenues	$79,973	$80,013	$(40)	$83,128	$83,491	$(363)
Operating expenses	(4,328)	(4,831)	503	(4,330)	(4,830)	500

NOI	$75,645	$75,182	$463	$78,798	$78,661	$137
Straight-line rents	(904)	(3,683)	2,779	(1,525)	(4,148)	2,623
Amortization of above and below market lease intangibles, net	(771)	(771)	—	(871)	(871)	—

Adjusted NOI	$73,970	$70,728	$3,242	$76,402	$73,642	$2,760

Adjusted NOI % change			4.6%

Property count(1)	16	16		17	17
Average capacity (beds)(2)	2,379	2,368		2,410	2,399
Average annual rent per bed	$32,912	$31,908		$33,499	$32,710

(1)
From our past presentation of SPP for the year ended December 31, 2010, we removed a hospital that was placed into redevelopment in 2011, which no longer meets our criteria for SPP as of the date placed into redevelopment.

(2)
Represents average capacity as reported by the respective tenants or operators for the twelve month period and a quarter in arrears from the periods presented. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

        SPP and Total Portfolio NOI and Adjusted NOI.    NOI increased for the year ended December 31, 2011 primarily as a result of rent escalations. Adjusted NOI increased primarily as a result of rent escalations and the expiration of rent abatements on our Irvine hospital.

  Other Income and Expense Items

        Interest income.    For the year ended December 31, 2011, interest income decreased $60 million to $100 million as a result of decreases of income earned from and due to the settlement of our HCR ManorCare debt investments in 2011 of $58 million, a decrease of $12 million due to interest earned from marketable debt securities that were sold in 2010 and a decline of $12 million of interest earned from our Delphis loan as it was placed on non-accrual status in 2011; these decreases were partially offset by an increase of $35 million in interest earned and prepayment premiums and unamortized discounts recognized in April 2011 upon the early repayment of our loans to Genesis HealthCare. For a more detailed description of our loan investments and marketable debt securities, see Notes 7 and 10, respectively, to the Consolidated Financial Statements.

        Investment management fee income.    Investment management fee income decreased $3 million to $2 million for the year ended December 31, 2011 primarily as a result of acquiring our partner's 65% interest in HCP Ventures II on January 14, 2011, which resulted in the termination of the partnerships' related management contracts.

        Interest expense.    For the year ended December 31, 2011, interest expense increased $131 million to $416 million. The increase in interest expense was primarily due to a $111 million increase from our $2.4 billion senior unsecured notes offering in January 2011 as a result of prefunding activities from our

HCR ManorCare Acquisition, the $11 million write-off of unamortized loan fees related to an expired bridge loan commitment and the consolidation of HCP Ventures II on January 14, 2011 that included the consolidation of $635 million of mortgage debt, which increases were partially offset by the impact of repayments of mortgage debt related to contractual maturities and senior unsecured notes during 2010 and 2011 and lower interest rates during 2011 as compared to 2010.

        Our exposure to expense fluctuations related to our variable rate indebtedness is substantially mitigated by our interest rate swap contracts. For a more detailed discussion of our interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A.

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

(1)
December 31, 2011 and 2010 excludes $88 million and $92 million, respectively, of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities, which have no scheduled maturities. At December 31, 2011, $88 million of variable-rate mortgages are presented as fixed-rate debt as the interest payments under such debt have been swapped (pay fixed and receive float). At December 31, 2010, $250 million of fixed-rate senior unsecured notes are presented as variable-rate debt as the interest payments under such debt has been swapped (pay float and receive fixed) and $60 million of variable-rate mortgages are presented as fixed-rate debt as the interest payments under such debt have been swapped (pay fixed and receive float); the interest rates for swapped debt are presented at the swapped rates.

        Depreciation and amortization expense.    Depreciation and amortization expenses increased $43 million to $350 million for the year ended December 31, 2011. The increase in depreciation and amortization expense was primarily related to: (i) a $37 million increase as a result of the consolidation of HCP Ventures II on January 14, 2011 and (ii) a $12 million increase from the additive effect of our other property acquisitions during 2010 and 2011.

        General and administrative expenses.    General and administrative expenses increased $13 million to $96 million for the year ended December 31, 2011. The increase in general and administrative expenses was a result of increases in acquisition costs, primarily attributable to our HCR ManorCare Acquisition and compensation related expenses. These increases were partially offset by a decrease in legal fees associated with litigation matters (see the information set forth under the heading "Legal Proceedings" of Note 12 to the Consolidated Financial Statements).

        Litigation settlement and provision.    On November 9, 2011, we entered into an agreement with Ventas to settle all remaining claims relating to Ventas's litigation against us arising out of Ventas's 2007 acquisition of Sunrise Senior Living REIT. As part of the settlement, we paid $125 million to

Ventas, which resulted in a charge for the same amount (see the information set forth under the heading "Legal Proceedings" of Note 12 to the Consolidated Financial Statements). No similar charges were recognized during the year ended December 31, 2010.

        Impairments (recoveries).    During the year ended December 31, 2011, we recognized an impairment of $15 million related to our Delphis senior secured term loan as a result of concluding that the carrying value of this loan was in excess of the fair value of the related collateral supporting this loan (see Note 7 to the Consolidated Financial Statements).

        During the year ended December 31, 2010, we recognized aggregate income of $12 million, which represents impairment recoveries of portions of impairment charges recognized in 2009 of investments related to Erickson Retirement Communities and its affiliate entities ("Erickson"). Erickson was the tenant at three of our senior housing CCRC DFLs and the borrower of a senior construction loan in which we had a participation interest (see Note 6 to the Consolidated Financial Statements).

        Other income, net.    For the year ended December 31, 2011, other income, net decreased $3 million to $13 million. The year ended December 31, 2011, included the net impact of the following: (i) a gain of $8 million resulting from our January 2011 acquisition of our partner's 65% interest in and consolidation of HCP Ventures II, (ii) income of $6 million in connection with a litigation settlement in June 2011 for proceeds owed to the Company from a sale of assets, and (iii) a charge of $5 million for an other-than-temporary impairment of marketable equity securities. The year ended December 31, 2010 included gains on marketable securities of $15 million.
        Equity income from unconsolidated joint ventures.    During the year ended December 31, 2011, equity income from unconsolidated joint ventures increased $42 million to $47 million. This increase was primarily a result of equity income from our 9.4% interest in HCR ManorCare (see Notes 3 and 8 to the Consolidated Financial Statements for additional information), partially offset by the impact of our consolidation of HCP Ventures II on January 14, 2011, which was previously accounted for as an equity method investment.

        Impairments of investments in unconsolidated joint ventures.    During the year ended December 31, 2010, we recognized impairments of $72 million related to our 35% interest in HCP Ventures II, an unconsolidated joint venture that owned 25 senior housing properties previously leased by Horizon Bay (see Note 8 to the Consolidated Financial Statements). No similar impairments were recognized during the year ended December 31, 2011.

        Discontinued operations.    Income from discontinued operations for the year ended December 31, 2011 was $7 million, compared to $29 million for the comparable period in 2010. The decrease is primarily due to a decrease in gains on real estate dispositions of $17 million and a decline in operating income from discontinued operations of $5 million. During the year ended December 31, 2011, we sold properties for $19 million, compared to $56 million for the year ended December 31, 2010.

Liquidity and Capital Resources

        Our principal liquidity needs are to: (i) fund recurring operating expenses, (ii) meet debt service requirements, including $550 million of senior unsecured notes and $292 million of mortgage debt principal payments and maturities in 2013, (iii) fund capital expenditures, including tenant improvements and leasing costs, (iv) fund acquisition and development activities, and (v) make dividend distributions. We anticipate that cash flow from continuing operations over the next 12 months will be adequate to fund our business operations, debt service payments, recurring capital expenditures and cash dividends to shareholders. Capital requirements relating to maturing indebtedness, acquisitions and development activities may require funding from borrowings and/or equity and debt offerings.

        Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, as noted below, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our debt ratings. We also pay a facility fee on the entire revolving commitment that depends upon our debt ratings. As of February 11, 2013, we had a credit rating of BBB+ from Fitch, Baa1 from Moody's and BBB+ from S&P on our senior unsecured debt securities.

        Net cash provided by operating activities was $1 billion and $724 million for the years ended December 31, 2012 and 2011, respectively. The increase in operating cash flows is primarily the result of the following: (i) the additive impact of our acquisitions in 2011 and 2012, (ii) assets placed in service in 2011 and 2012 and (iii) rent escalations and resets in 2011 and 2012, which increases were partially offset by increased debt interest payments. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants' performance on their lease obligations, the level of operating expenses and other factors.

        The following are significant investing and financing activities for the year ended December 31, 2012:

  •
  acquired $1.9 billion of real estate, including the $1.7 billion Blackstone JV acquisition;

  •
  purchased $215 million (£137 million) of senior unsecured notes and funded $219 million of loans;

  •
  raised $3.5 billion of debt and equity capital to fund, among other things, the aforementioned investments, repay debt totaling $860 million and redeem preferred securities for $296 million; and

  •
  paid dividends on common and preferred stock of $865 million, which are generally funded by cash provided by our operating activities.

  Debt

        Bank line of credit and Term Loan.    On March 27, 2012, we executed an amendment to our existing $1.5 billion unsecured revolving line of credit facility (the "Facility"). This amendment reduces the cost of the Facility (lower borrowing rate and facility fee) and extends the Facility's maturity by one additional year to March 2016. The Facility contains a one-year extension option. Borrowings under this Facility accrue interest at LIBOR plus a margin that depends upon our debt ratings. We pay a facility fee on the entire revolving commitment that depends on our debt ratings. Based on our debt ratings at February 11, 2013, the margin on the Facility was 1.075%, and the facility fee was 0.175%. The Facility also includes a feature that will allow us to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions.

        On July 30, 2012, we entered into a credit agreement with a syndicate of banks for a £137 million ($223 million at December 31, 2012) four-year unsecured Term Loan (the "Term Loan") that accrues interest at a rate of GBP LIBOR plus 1.20%, based on our current debt ratings. Concurrent with the closing of the Term Loan, we entered into a four-year interest rate swap agreement that fixed the rate of the Term Loan at 1.81%, subject to adjustments based on our credit ratings. The Term Loan contains a one-year committed extension option.

        Our Facility and Term Loan contain certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreements (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%, (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times and (v) require a formula-determined Minimum Consolidated Tangible Net Worth of $9.2 billion at December 31, 2012. At December 31, 2012, we were in compliance with each of these restrictions and requirements of the Facility and Term Loan.

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

        Senior unsecured notes.    At December 31, 2012, we had senior unsecured notes outstanding with an aggregate principal balance of $6.7 billion. Interest rates on the notes ranged from 1.21% to 7.07% with a weighted average effective interest rate of 5.10% and a weighted average maturity of six years at December 31, 2012. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. At December 31, 2012, we believe we were in compliance with these covenants.

        Mortgage debt.    At December 31, 2012, we had $1.7 billion in aggregate principal amount of mortgage debt outstanding that is secured by 135 healthcare facilities (including redevelopment properties) with a carrying value of $2.1 billion. Interest rates on the mortgage debt ranged from 1.54% to 8.69% with a weighted average effective interest rate of 6.13% and a weighted average maturity of four years at December 31, 2012.

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

        Other debt.    At December 31, 2012, we had $82 million of non-interest bearing life care bonds at two of our continuing care retirement communities and non-interest bearing occupancy fee deposits at two of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively, "Life Care Bonds"). The Life Care Bonds are refundable to the residents upon the termination of the contract or upon the successful resale of the unit.

  Debt Maturities

        The following table summarizes our stated debt maturities and scheduled principal repayments at December 31, 2012 (in thousands):

Year	Term Loan(1)	Senior Unsecured Notes	Mortgage	Total(2)
2013	$—	$550,000	$291,747	$841,747
2014	—	487,000	179,695	666,695
2015	—	400,000	308,048	708,048
2016	222,694	900,000	291,338	1,414,032
2017	—	750,000	550,052	1,300,052
Thereafter	—	3,650,000	65,886	3,715,886

	222,694	6,737,000	1,686,766	8,646,460
(Discounts) and premiums, net	—	(24,376)	(10,222)	(34,598)

	$222,694	$6,712,624	$1,676,544	$8,611,862

(1)
Represents £137 million translated into U.S. dollars as of December 31, 2012.

(2)
Excludes $82 million of other debt that represents Life Care Bonds that have no scheduled maturities.

        Derivative Financial Instruments.    We use derivative instruments to mitigate the effects of interest rate and foreign exchange fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. We do not use derivative instruments for speculative or trading purposes.

        The following table summarizes our outstanding interest rate and foreign exchange swap contracts as of December 31, 2012 (dollars and GBP in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate/Buy Amount	Floating/Exchange Rate Index	Notional/Sell Amount	Fair Value
July 2005	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(8,666)
November 2008	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	27,000	(3,878)
July 2009	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	13,700	(155)
July 2012	June 2016	Cash Flow	1.81%	1 Month GBP LIBOR+1.20%	£137,000	89
July 2012	June 2016	Cash Flow	$79,600	Buy USD/Sell GBP	£ 50,700	(2,641)

        For a more detailed description of our derivative financial instruments, see Note 24 to the Consolidated Financial Statements and "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A.

  Equity

        At December 31, 2012, we had 453 million shares of common stock outstanding. At December 31, 2012, equity totaled $10.8 billion, and our equity securities had a market value of $20.7 billion.

        As of December 31, 2012, there were a total of four million DownREIT units outstanding in four limited liability companies in which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

  Shelf Registration

        We have a prospectus that we filed with the SEC as part of a registration statement on Form S-3ASR, using a shelf registration process which expires in July 2015. Under the "shelf" process, we may sell any combination of the securities in one or more offerings. The securities described in the prospectus include common stock, preferred stock, depositary shares, debt securities and warrants.

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

        FFO is defined as net income applicable to common shares (computed in accordance with GAAP), excluding gains or losses from acquisition and dispositions of depreciable real estate or related interests, impairments of, or related to, depreciable real estate, plus real estate and DFL depreciation and amortization, with adjustments for joint ventures. Adjustments for joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts' ("NAREIT") definition; however, other REITs may report FFO differently or have a different interpretation of the current NAREIT definition from us. In addition, we present FFO before the impact of litigation settlement charges, preferred stock redemption charges, impairments (recoveries) of non-depreciable assets and merger-related items (defined below) ("FFO as adjusted"). Management believes FFO as adjusted is a useful alternative measurement. This measure is a modification of the NAREIT definition of FFO and should not be used as an alternative to net income (determined in accordance with GAAP).

        Details of certain items that affect comparability are discussed under Results of Operations above. The following is a reconciliation from net income applicable to common shares, the most direct comparable financial measure calculated and presented in accordance with GAAP, to FFO and FFO as adjusted (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Net income applicable to common shares	$812,289	$515,302	$307,498
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	358,245	349,922	306,934
Discontinued operations	8,267	7,473	6,513
DFL depreciation	12,756	8,840	—
Gain on sales of real estate	(31,454)	(3,107)	(19,925)
Gain upon consolidation of joint venture	—	(7,769)	—
Impairments of interests in unconsolidated joint venture	—	—	71,693
Equity income from unconsolidated joint ventures	(54,455)	(46,750)	(4,770)
FFO from unconsolidated joint ventures	64,933	56,887	25,288
Noncontrolling interests' and participating securities' share in earnings	17,547	18,062	15,767
Noncontrolling interests' and participating securities' share in FFO	(21,620)	(20,953)	(18,361)

FFO applicable to common shares	$1,166,508	$877,907	$690,637
Distributions on dilutive convertible units	13,028	6,916	11,847

Diluted FFO applicable to common shares	$1,179,536	$884,823	$702,484

Diluted FFO per common share	$2.72	$2.19	$2.25

Weighted average shares used to calculate diluted FFO per common share	434,328	403,864	312,797

Diluted earnings per common share	$1.90	$1.29	$1.00
Depreciation and amortization of real estate, in-place lease and other intangibles	0.85	0.89	1.02
DFL depreciation	0.03	0.02	—
Gain on sales of real estate and upon consolidation of joint venture	(0.07)	(0.03)	(0.06)
Impairments of interests in unconsolidated joint ventures	—	—	0.23
Joint venture and participating securities FFO adjustments	0.01	0.02	0.06

Diluted FFO per common share	$2.72	$2.19	$2.25

Impact of adjustments to FFO:
Preferred stock redemption charge(1)	$10,432	$—	$—
Litigation settlement and provision charges(2)	—	125,000	—
Other impairments (recoveries)(3)	7,878	15,400	(11,900)
Merger-related items(4)	5,642	26,596	4,339

	$23,952	$166,996	$(7,561)

	Year Ended December 31,
	2012	2011	2010
FFO as adjusted applicable to common shares	$1,190,460	$1,044,903	$683,076
Distributions on dilutive convertible units	12,957	11,646	12,089

Diluted FFO as adjusted	$1,203,417	$1,056,549	$695,165

Diluted FFO as adjusted per common share	$2.78	$2.69	$2.23

Weighted average shares used to calculate diluted FFO as adjusted per common share(5)	433,607	393,237	311,285

(1)
In connection with the redemption of our preferred stock, during the year ended December 31, 2012, we incurred a redemption charge of $10.4 million related to the original issuance costs.

(2)
The litigation settlement charge during the year ended December 31, 2011 relates to the Ventas settlement.

(3)
The following impairments, net of recoveries had an impact on FFO:

•
The impairment charge during the year ended December 31, 2012 relates to the sale of a land parcel in our life science segment.

•
The impairment charge during the year ended December 31, 2011 relates to our senior secured loan to Delphis.

•
Recoveries for the year ended December 31, 2010 relate to portions of previous impairment charges related to investments in three direct financing leases (non-depreciable due to lessee purchase option) and a participation interest in a senior construction loan related to Erickson.

(4)
The year ended December 31, 2012 merger-related items of $0.02 per share attributable to the Senior Housing Portfolio acquisition include direct transaction costs and the impact of the negative carry of prefunding the transaction with the $1.0 billion, or 22 million shares, common stock offering completed on October 19, 2012 on the calculation of weighted average shares. Proceeds from this offering were used to fund the Senior Housing Portfolio Acquisition. Merger-related items for the year ended December 31, 2011 are attributable to our HCR ManorCare Acquisition (incurred from January 1st through April 6th 2011), which include the following: (i) $26.8 million of direct transaction costs, (ii) $23.9 million of interest expense associated with the $2.4 billion senior unsecured notes issued on January 24, 2011, proceeds from which were obtained to prefund the HCR ManorCare Acquisition, partially offset by (iii) $24.1 million of income related to gains upon the reinvestment of the our debt investment in HCR ManorCare and other miscellaneous items. Merger-related items for 2010 primarily include professional fees associated with our HCR ManorCare Acquisition.

(5)
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

Off-Balance Sheet Arrangements

        We own interests in certain unconsolidated joint ventures as described under Note 8 to the Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under Note 12 to the Consolidated Financial Statements. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described below under Contractual Obligations.

Contractual Obligations

        The following table summarizes our material contractual payment obligations and commitments at December 31, 2012 (in thousands):

	Total(1)	Less than One Year	2014-2015	2016-2017	More than Five Years
Term loan(2)	$222,694	$—	$—	$222,694	$—
Senior unsecured notes	6,737,000	550,000	887,000	1,650,000	3,650,000
Mortgage debt	1,686,766	291,747	487,743	841,390	65,886
Construction loan commitments(3)	50,216	35,926	14,290	—	—
Development commitments(4)	13,514	13,079	435	—	—
Ground and other operating leases	224,574	7,734	13,491	10,025	193,324
Interest(5)	2,554,191	424,618	717,441	526,560	885,572

Total	$11,488,955	$1,323,104	$2,120,400	$3,250,669	$4,794,782

(1)
Excludes $82 million of other debt that represents Life Care Bonds that have no scheduled maturities.

(2)
Represents £137 million translated into U.S. dollars as of December 31, 2012.

(3)
Represents commitments to finance development projects and related working capital financings.

(4)
Represents construction and other commitments for developments in progress.

(5)
Interest on variable-rate debt is calculated using rates in effect at December 31, 2012.

Inflation

        Our leases often provide for either fixed increases in base rents or indexed escalators, based on the Consumer Price Index or other measures, and/or additional rent based on increases in the tenants' operating revenues. Most of our MOB leases require the tenant to pay a share of property operating costs such as real estate taxes, insurance and utilities. Substantially all of our senior housing, life science, post-acute/skilled nursing and hospital leases require the operator or tenant to pay all of the property operating costs or reimburse us for all such costs. We believe that inflationary increases in expenses will be offset, in part, by the operator or tenant expense reimbursements and contractual rent increases described above.

Recent Accounting Pronouncements

        See Note 2 to the Consolidated Financial Statements for the impact of new accounting standards. There were no accounting pronouncements that were issued, but not yet adopted by us, that we believe will materially impact our consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We use derivative financial instruments in the normal course of business to mitigate interest rate and foreign currency risk. We do not use derivative financial instruments for speculative or trading purposes. Derivatives are recorded on the consolidated balance sheets at their fair value. See Note 24 to the Consolidated Financial Statements for additional information.

        To illustrate the effect of movements in the interest rate and foreign currency markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves and foreign currency exchange rates of the derivative portfolio in order to determine the instruments' change in fair value. Assuming a one percentage point change in the underlying interest rate curve and foreign currency exchange rates, the estimated change in fair value of each of the underlying derivative instruments would not exceed $8 million. See Note 24 to the Consolidated Financial Statements for additional analysis details.

        Interest Rate Risk.    At December 31, 2012, we were exposed to market risks related to fluctuations in interest rates on properties with a gross value of $83 million that are subject to leases where the payments fluctuate with changes in LIBOR (excludes $223 million of variable-rate senior unsecured notes that have been hedged through interest-rate swap contracts). Our exposure to income fluctuations related to our variable-rate investments is partially offset by: (i) $25 million of variable-rate senior unsecured notes and (ii) $15 million of variable-rate mortgage debt payable (excludes $86 million of variable-rate mortgage notes that have been hedged through interest-rate swap contracts). Additionally, our exposure to market risks related to fluctuations in interest rates excludes our GBP denominated $223 million (£137 million) variable-rate Term Loan that has been hedged through interest-rate swap contracts.

        Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate investments and variable-rate debt, and assuming no other changes in the outstanding balance as of December 31, 2012, our annual interest expense would increase by approximately $0.3 million, or less than $0.01 per common share on a diluted basis.

        Foreign Currency Exchange Rate Risk.    At December 31, 2012, our exposure to foreign currency exchange rates relates to forecasted interest receipts from our GBP denominated senior unsecured notes (see additional discussion of the Four Seasons Health Care Senior Unsecured Notes in Note 10 of the Consolidated Financial Statements). Our foreign currency exchange exposure is mitigated by the forecasted interest and principal payments from our GBP denominated unsecured Term Loan (see Note 11 to the Consolidated Financial Statements for additional information) and a foreign currency swap contract for approximately 85% of the forecasted interest receipts from our senior unsecured notes through the non-call period which ends on June 15, 2016.

        Market Risk.    We have investments in marketable debt securities classified as held-to-maturity, because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer's financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At December 31, 2012, the fair value and adjusted carrying value of marketable debt securities were $234 million and $223 million, respectively.

        We have investments in marketable equity securities classified as available-for-sale. Gains and losses on these securities are recognized in income when realized, and losses are recognized when an other-than-temporary decline in value is identified. An initial indicator of an other-than-temporary decline in value for marketable equity securities is based on the severity of the decline in market value below the cost basis for an extended period of time. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current cost basis; the issuer's financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At December 31, 2012, the fair value and adjusted cost basis of marketable equity securities were $25 million and $17 million, respectively.

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

	Maturity
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(dollars in thousands)
Assets:
Loans receivable (USD)	$38,633 (1)	$—	$15,640	$111,900	$111,742	$—	$277,915	$279,850
Weighted average interest rate	13.48%	—%	8.00%	7.25%	11.61%	—%	9.91%
Debt securities held-for-sale (GBP)	$—	$—	$—	$222,809	$—	$—	$222,809	$234,137
Weighted average interest rate	—%	—%	—%	12.25%	—%	—%	12.25%
Liabilities(2):
Variable-rate debt:
Term loan (GBP)	$—	$—	$—	$222,694	$—	$—	$222,694	$222,694
Weighted average interest rate	—%	—%	—%	2.00%	—%	—%	2.00%
Senior unsecured notes payable (USD)	$—	$25,000	$—	$—	$—	$—	$25,000	$24,982
Weighted average interest rate	—%	1.27%	—%	—%	—%	—%	1.27%
Mortgage debt payable (USD)	$6,430	$455	$8,500	$—	$—	$—	$15,385	$14,205
Weighted average interest rate	2.01%	—%	1.75%	—%	—%	—%	1.85%
Fixed-rate debt:
Senior unsecured notes payable (USD)	$550,000	$462,000	$400,000	$900,000	$750,000	$3,650,000	$6,712,000	$7,407,031
Weighted average interest rate	5.80%	3.32%	6.64%	5.07%	6.04%	4.89%	5.11%
Mortgage debt payable (USD)	$285,317	$179,240	$299,548	$291,338	$550,052	$65,887	$1,671,382	$1,756,949
Weighted average interest rate	6.25%	5.78%	6.17%	6.88%	6.04%	5.26%	6.17%
Interest rate derivatives assets (liabilities):
Variable-rate debt:
Variable to fixed	$(155)	$—	$—	$(3,878)	$—	$(8,666)	$(12,699)	$(12,699)
Weighted average pay rate	6.13%	—%	—%	5.95%	—%	3.82%	4.50%
Weighted average receive rate	3.86%	—%	—%	2.67%	—%	1.21%	1.69%
Variable to fixed (GBP)	$—	$—	$—	$89	$—	$—	$89	$89
Weighted average pay rate	—%	—%	—%	1.81%	—%	—%	1.81%
Weighted average receive rate	—%	—%	—%	1.82%	—%	—%	1.82%

(1)
Effective January 1, 2011, a senior secured loan to Delphis was placed on non-accrual status. For additional information regarding the senior secured loan to Delphis see Note 7 to the Consolidated Financial Statements.

(2)
Excludes $82 million of other debt that represents non-interest bearing Life Care Bonds and occupancy fee deposits at certain of our senior housing facilities, which have no scheduled maturities.

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

        As required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective, as of December 31, 2012, at the reasonable assurance level.

        Changes in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

        Management's Annual Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

        The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of HCP, Inc.
Long Beach, California

        We have audited the internal control over financial reporting of HCP, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012, of the Company and our report dated February 12, 2013 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company's adoption of Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 12, 2013

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Our executive officers were as follows on February 1, 2013:

Name	Age	Position
James F. Flaherty III	55	Chairman and Chief Executive Officer
Jonathan M. Bergschneider	38	Executive Vice President—Life Science Estates
Paul F. Gallagher	52	Executive Vice President and Chief Investment Officer
Edward J. Henning	59	Executive Vice President
Thomas D. Kirby	66	Executive Vice President—Acquisitions and Valuations
Thomas M. Klaritch	55	Executive Vice President—Medical Office Properties
James W. Mercer	68	Executive Vice President, General Counsel and Corporate Secretary
Timothy M. Schoen	45	Executive Vice President and Chief Financial Officer
Susan M. Tate	52	Executive Vice President—Post-Acute and Hospitals
Kendall K. Young	52	Executive Vice President—Senior Housing

        We have adopted a Code of Business Conduct and Ethics that applies to all of our directors and employees, including our Chief Executive Officer and all senior financial officers, including our principal financial officer, principal accounting officer and controller. A current copy of our Code of Business Conduct and Ethics is posted on the Investor Relations section of our website at www.hcpi.com. In addition, waivers from, and amendments to, our Code of Business Conduct and Ethics that apply to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, will be timely posted in the Investor Relations section of our website at www.hcpi.com.

        We hereby incorporate by reference the information appearing under the captions "Directors and Executive Officers," "Board of Directors and Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement relating to its 2013 Annual Meeting of Stockholders to be held on April 25, 2013.

ITEM 11.    Executive Compensation

        We hereby incorporate by reference the information under the caption "Executive Compensation" in the Registrant's definitive proxy statement relating to its 2013 Annual Meeting of Stockholders to be held on April 25, 2013.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We hereby incorporate by reference the information under the captions "Security Ownership of Principal Stockholders, Directors and Management" and "Equity Compensation Plan Information" in the Registrant's definitive proxy statement relating to its 2013 Annual Meeting of Stockholders to be held on April 25, 2013.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        We hereby incorporate by reference the information under the captions "Certain Transactions" and "Board of Directors and Corporate Governance" in the Registrant's definitive proxy statement relating to its 2013 Annual Meeting of Stockholders to be held on April 25, 2013.

ITEM 14.    Principal Accountant Fees and Services

        We hereby incorporate by reference under the caption "Audit and Non-Audit Fees" in the Registrant's definitive proxy statement relating to its 2013 Annual Meeting of Stockholders to be held on April 25, 2013.

PART IV

ITEM 15.    Exhibits, Financial Statements and Financial Statement Schedules (2012)

(a)(1)	Financial Statements:
Report of Independent Registered Public Accounting Firm—Deloitte & Touche LLP
Financial Statements
Consolidated Balance Sheets—December 31, 2012 and 2011
Consolidated Statements of Income—for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income—for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Stockholders' Equity—for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows—for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements
Schedule II: Valuation and Qualifying Accounts
(a)(2)	Schedule III: Real Estate and Accumulated Depreciation
Note: All other schedules have been omitted because the required information is presented in the financial statements and the related notes or because the schedules are not applicable.
(a)(3)	Exhibits:

2.1	Purchase Agreement, dated as of December 13, 2010, by and among HCP, Inc., HCP 2010 REIT LLC, HCR ManorCare, Inc., HCR Properties, LLC and HCR Healthcare, LLC (incorporated herein by reference to Exhibit 2.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed December 14, 2010).
2.1.1	Amendment to Purchase Agreement, dated as of April 7, 2011, by and among HCP, Inc., HCP 2010 REIT LLC, HCR ManorCare MergeCo, Inc., HCR ManorCare, LLC, HCR Properties, LLC and HCR Healthcare, LLC (incorporated herein by reference to Exhibit 2.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed April 13, 2011).†
2.2	Purchase and Sale Agreement, dated as of October 16, 2012, by and among BRE/SW Portfolio LLC, those owner entities listed on Schedule 1 thereto, HCP, Inc. and Emeritus Corporation.**
3.1	Articles of Restatement of HCP (incorporated by reference herein to Exhibit 3.1 to HCP's Registration Statement on Form S-3 (Registration No. 333-182824, filed July 24, 2012).

3.2	Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed September 25, 2006).
3.2.1	Amendment No. 1 to Fourth Amended and Restated Bylaws of HCP (incorporated by reference herein to Exhibit 3.2.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2007).
3.2.2	Amendment No. 2 to Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.2.2 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2009).
3.2.3	Amendment No. 3 to Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed March 10, 2011).
4.1	Indenture, dated as of September 1, 1993, between HCP and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to HCP's Registration Statement on Form S-3/A (Registration No. 333-86654), filed May 21, 2002).
4.1.1	First Supplemental Indenture dated as of January 24, 2011, to the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 24, 2011).
4.2	Indenture, dated as of January 15, 1997, by and between American Health Properties, Inc. (a company that merged with and into HCP) and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to American Health Properties, Inc.'s Current Report on Form 8-K (File No. 1-08895), filed January 21, 1997).
4.2.1	First Supplemental Indenture, dated as of November 4, 1999, to the Indenture, dated as of January 15, 1997, by and between HCP and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.4 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 1999).
4.3	Form of Fixed Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.3 to HCP's Current Report on Form 8-K (File No. 1-08895), filed November 20, 2003).
4.4	Form of Floating Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.4 to HCP's Current Report on Form 8-K (File No. 1-08895), filed November 20, 2003).
4.5	Form of Fixed Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.3 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 17, 2006).
4.6	Form of Floating Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.4 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 17, 2006).
4.7	Officers' Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled "6.00% Senior Notes due March 1, 2015" (incorporated herein by reference to Exhibit 3.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 28, 2003).

4.8	Officers' Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled "5 5/8% Senior Notes due May 1, 2017" (incorporated herein by reference to Exhibit 4.2 to HCP's Current Report on Form 8-K (File No. 1-08895), filed April 27, 2005).
4.9	Officers' Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as trustee, setting forth the terms of HCP's Fixed Rate Medium-Term Notes and Floating Rate Medium-Term Notes (incorporated herein by reference to Exhibit 4.2 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 17, 2006).
4.10	Form of 5.95% Notes Due 2011 (incorporated herein by reference to Exhibit 4.2 to HCP's Current Report on Form 8-K (File No. 1-08895), filed September 19, 2006).
4.11	Form of 6.30% Notes Due 2016 (incorporated herein by reference to Exhibit 4.3 to HCP's Current Report on Form 8-K (File No. 1-08895), filed September 19, 2006).
4.12	Form of 5.65% Senior Notes Due 2013 (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed December 4, 2006).
4.13	Form of 6.00% Senior Notes Due 2017 (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 22, 2007).
4.14	Officers' Certificate (including Form of 6.70% Senior Notes Due 2018 as Annex A thereto), dated October 15, 2007, pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York, establishing a series of securities entitled "6.70% Senior Notes due 2018" (incorporated by reference herein to Exhibit 4.29 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895), filed October 30, 2007).
4.15	Form of 2.700% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.2 to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 24, 2011).
4.16	Form of 3.750% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.3 to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 24, 2011).
4.17	Form of 5.375% Senior Notes due 2021 (incorporated herein by reference to Exhibit 4.4 to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 24, 2011).
4.18	Form of 6.750% Senior Notes due 2041 (incorporated herein by reference to Exhibit 4.5 to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 24, 2011).
4.19	Form of 3.75% Senior Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 23, 2012).
10.1	Second Amended and Restated Directors Stock Incentive Plan (incorporated herein by reference to Appendix A to HCP's Proxy Statement (File No. 1-08895), filed March 21, 1997).*
10.1.1	First Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of November 3, 1999 (incorporated herein by reference to Exhibit 10.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 1999).*
10.1.2	Second Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of January 4, 2000 (incorporated herein by reference to Exhibit 10.17 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 1999).*

10.2	Second Amended and Restated Stock Incentive Plan (incorporated herein by reference to Appendix B to HCP's Proxy Statement (File No. 1 08895), filed March 21, 1997).*
10.2.1	First Amendment to Second Amended and Restated Stock Incentive Plan, effective as of November 3, 1999 (incorporated herein by reference to Exhibit 10.3 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 1999).*
10.3	Amended and Restated 2000 Stock Incentive Plan, effective as of May 7, 2003 (incorporated herein by reference to Annex A to HCP's Proxy Statement (File No. 1-08895) for the Annual Meeting of Stockholders held on May 7, 2003).*
10.3.1	First Amendment to Amended and Restated 2000 Stock Incentive Plan (effective as of May 7, 2003) (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 3, 2005).*
10.3.2	Form of Restricted Stock Agreement for Employees and Consultants, effective as of May 7, 2003, relating to HCP's Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.30 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*
10.3.3	Form of Restricted Stock Agreement for Directors, effective as of May 7, 2003, relating to HCP's Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.31 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*
10.3.4	CEO Restricted Stock Unit Agreement, relating to HCP's Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.29 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2005).*
10.4	Second Amended and Restated Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.2 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2009).*
10.5	Amended and Restated Executive Retirement Plan, effective as of May 7, 2003 (incorporated herein by reference to Exhibit 10.34 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*
10.6	2006 Performance Incentive Plan, as amended and restated (incorporated by reference to Annex 2 to HCP's Proxy Statement (File No. 1-08895) for the Annual Meeting of Stockholders held on April 23, 2009).*
10.6.1	Form of CEO 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.2 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2009).*
10.6.2	Form of CEO 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with three-year cliff vesting (incorporated herein by reference to Exhibit 10.3 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2009).*]
10.6.3	Form of Employee 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.4 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2009).*

10.6.4	Form of Director 2006 Performance Incentive Plan Director Stock Unit Award Agreement with four-year installment vesting (incorporated herein by reference to Exhibit 10.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2009).
10.6.5	HCP, Inc. Terms and Conditions Applicable to Restricted Stock Unit Awards Granted Under the 2006 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.3 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2011).*
10.6.6	Form of CEO 2006 Performance Incentive Plan Time-Based Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.4 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2011).*
10.6.7	Form of CEO 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.17 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2008).*
10.6.8	Form of CEO 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with three-year cliff vesting (incorporated herein by reference to Exhibit 10.18 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2008).*
10.6.9	Form of Employee 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with five- year installment vesting (incorporated herein by reference to Exhibit 10.19 to HCP's Annual Report on Form 10-K, as amended (Filed No. 1-08895), for the year ended December 31, 2007).*
10.6.10	Form of Employee 2006 Performance Incentive Plan Nonqualified Stock Option Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.37 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2006).*
10.6.11	Form of Non-Employee Director 2006 Performance Incentive Plan Restricted Stock Award Agreement with five- year installment vesting, (incorporated herein by reference to Exhibit 10.38 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2006).*
10.6.12	Form of Non-Employee Directors 2006 Performance Incentive Plan Stock-For-Fees Program (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed August 2, 2006).*
10.6.13	Amended and Restated Stock Unit Award Agreement Granted Under 2006 Performance Incentive Plan, dated April 24, 2008, by and between HCP and James F. Flaherty III (incorporated herein by reference to Exhibit 10.25 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2008).*
10.6.14	Form of CEO 2006 Performance Incentive Plan Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2012).*
10.6.15	Form of CEO 2006 Performance Incentive Plan Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2012).*
10.6.16	Form of Employee 2006 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2012).*

10.6.17	Form of Employee 2006 Performance Incentive Plan Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2012).*
10.6.18	Form of Employee 2006 Performance Incentive Plan Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2012).*
10.7	Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.2 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2012).*
10.8	Executive Bonus Program (incorporated herein by reference to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 31, 2008.*
10.9	Amended and Restated Dividend Reinvestment and Stock Purchase Plan, amended as of July 25, 2012 (incorporated by reference to HCP's Registration Statement on Form S-3 (Registration No. 333-182824), dated July 24, 2012 and as supplemented on July 25, 2012.
10.10	Form of directors and officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.21 to HCP's Annual Report on Form 10-K, as amended (File No. 1-08895) for the year ended December 31, 2007).*
10.11	Letter Agreement, dated as of June 2, 2009, by and between HCP and Scott A. Anderson (incorporated herein by reference to Exhibit 10.3 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2009).*
10.12	Letter Agreement, dated July 7, 2010, by and between HCP and Kendall Young. (incorporated herein by reference to Exhibit 10.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2010).*
10.13	Amended and Restated Employment Agreement, dated as of April 24, 2008, by and between HCP and James F. Flaherty III (incorporated herein by reference to Exhibit 10.11 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2008).*
10.14	Employment Agreement, dated as of January 26, 2012, by and between HCP and Paul F. Gallagher (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File 1-08895), filed February 1, 2012).*
10.15	Employment Agreement, dated as of January 26, 2012, by and between HCP and Timothy M. Schoen (incorporated herein by reference to Exhibit 10.2 to HCP's Current Report on Form 8-K (File 1-08895), filed February 1, 2012).*
10.16	Employment Agreement, dated October 25, 2012, by and between HCP, Inc. and James W. Mercer (incorporated herein by reference to Exhibit 10.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2012).*
10.17	Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, dated as of January 20, 1999 (incorporated herein by reference to Exhibit 10.16 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 1998).
10.18	Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, dated as of August 17, 2001, as amended (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed November 9, 2012).
10.19	Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 2, 2003 (incorporated herein by reference to Exhibit 10.28 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2003).

10.19.1	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of September 29, 2004 (incorporated herein by reference to Exhibit 10.37 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2004).
10.19.2	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 29, 2004 (incorporated herein by reference to Exhibit 10.43 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2004).
10.19.3	Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC and New Member Joinder Agreement, dated as of October 19, 2005, by and among HCP, HCPI/Tennessee, LLC and A. Daniel Weyland (incorporated herein by reference to Exhibit 10.14.3 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2005).
10.19.4	Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.12.4 to HCP's Annual Report on Form 10-K, as amended (File No. 1-08895), for the year ended December 31, 2007).
10.20	Amended and Restated Limited Liability Company Agreement of HC PDR MCD, LLC, dated as of February 9, 2007 (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed April 20, 2012).
10.21	Stockholders Agreement, dated as of December 13, 2010, among HCP, Inc., HCR ManorCare, Inc. and certain stockholders of HCR ManorCare, Inc. (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed December 14, 2010).
10.22	Form of Mezzanine Loan Agreement defining HCP's rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.3 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).
10.23	Form of Intercreditor Agreement defining HCP's rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.4 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).
10.24	Form of Cash Management Agreement defining HCP's rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.5 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).
10.25	Form of Pledge and Security Agreement defining HCP's rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.6 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).
10.26	Form of Promissory Note defining HCP's rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.34 to HCP's Annual Report on Form 10-K, as amended (File No. 1-08895), for the year ended December 31, 2007).
10.27	Form of Guaranty Agreement defining HCP's rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.35 to HCP's Annual Report on Form 10-K, as amended (File No. 1-08895), for the year ended December 31, 2007).

10.28	Form of Assignment and Assumption Agreement entered into in connection with HCP's Manor Care investment (incorporated herein by reference to Exhibit 10.36 to HCP's Annual Report on Form 10-K, as amended (File No. 1-08895), for the year ended December 31, 2007).
10.29	Form of Omnibus Assignment entered into in connection with HCP's HCR ManorCare investment (incorporated herein by reference to Exhibit 10.7 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).
10.30	Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of July 20, 2000, by and between HCP Medical Office Buildings II, LLC and Texas HCP Medical Office Buildings, L.P., for the benefit of First Union National Bank (incorporated herein by reference to Exhibit 10.21 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2000).
10.31	Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of August 31, 2000, by and between HCP Medical Office Buildings I, LLC and Meadowdome, LLC, for the benefit of First Union National Bank (incorporated herein by reference to Exhibit 10.22 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2000).
10.32	Credit Agreement, dated March 11, 2011, by and among the Company, as borrower, the lenders referred to therein, and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed March 15, 2011).
10.32.1	Amendment No. 1 to Credit Agreement, dated March 27, 2012, by and among the Company, as borrower, the lenders referred to therein and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed March 29, 2012).
10.33	Master Lease and Security Agreement, dated as of April 7, 2011, by and between the parties set forth on Exhibit A-1, Exhibit A-2, Exhibit A-3 and Exhibit A-4 attached thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed July 12, 2011).†
10.33.1	First Amendment to Master Lease and Security Agreement, dated as of April 7, 2011, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.59.1 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2011).
10.33.2	Second Amendment to Master Lease and Security Agreement, dated as of May 16, 2011, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.59.2 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2011).
10.33.3	Third Amendment to Master Lease and Security Agreement, dated as of January 10, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.59.3 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2011).
10.33.4	Fourth Amendment to Master Lease and Security Agreement, dated as of April 18, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2012).

10.33.5	Fifth Amendment to Master Lease and Security Agreement, dated as of May 4, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2012).
10.33.6	Sixth Amendment to Master Lease and Security Agreement, dated as of May 30, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.2 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2012).
10.40	Master Lease and Security Agreement, dated as of October 31, 2012, by and between HCPI Trust, HCP Senior Housing Properties Trust, HCP SH ELP1 Properties, LLC, HCP SH ELP2 Properties, LLC, HCP SH ELP3 Properties, LLC, HCP SH Lassen House, LLC, HCP SH Mountain Laurel, LLC, HCP SH Mountain View, LLC, HCP SH Oakridge, LLC, HCP SH River Valley Landing, LLC and HCP SH Sellwood Landing, LLC, as lessor, and Emeritus Corporation, as lessee.**†
10.40.1	First Amendment to Master Lease and Security Agreement, dated as of December 4, 2012, by and between HCPI Trust, HCP Senior Housing Properties Trust, HCP SH ELP1 Properties, LLC, HCP SH ELP2 Properties, LLC, HCP SH ELP3 Properties, LLC, HCP SH Lassen House, LLC, HCP SH Mountain Laurel, LLC, HCP SH Mountain View, LLC, HCP SH Oakridge, LLC, HCP SH River Valley Landing, LLC and HCP SH Sellwood Landing, LLC, as lessor, and Emeritus Corporation, as lessee.**†
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.
31.1	Certification by James F. Flaherty III, HCP's Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification by Timothy M. Schoen, HCP's Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification by James F. Flaherty III, HCP's Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
32.2	Certification by Timothy M. Schoen, HCP's Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

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

Dated: February 12, 2013

HCP, Inc. (Registrant)
/s/ JAMES F. FLAHERTY III James F. Flaherty III, Chairman and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES F. FLAHERTY III James F. Flaherty III	Chairman and Chief Executive Officer (Principal Executive Officer)	February 12, 2013
/s/ TIMOTHY M. SCHOEN Timothy M. Schoen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2013
/s/ SCOTT A. ANDERSON Scott A. Anderson	Senior Vice President — Chief Accounting Officer (Principal Accounting Officer)	February 12, 2013
/s/ CHRISTINE N. GARVEY Christine N. Garvey	Director	February 12, 2013
/s/ DAVID B. HENRY David B. Henry	Director	February 12, 2013
/s/ LAURALEE E. MARTIN Lauralee E. Martin	Director	February 12, 2013
/s/ MICHAEL D. MCKEE Michael D. McKee	Director	February 12, 2013

Signature	Title	Date

/s/ PETER L. RHEIN Peter L. Rhein	Director	February 12, 2013
/s/ KENNETH B. ROATH Kenneth B. Roath	Director	February 12, 2013
/s/ JOSEPH P. SULLIVAN Joseph P. Sullivan	Director	February 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of HCP, Inc.
Long Beach, California

        We have audited the accompanying consolidated balance sheets of HCP, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HCP, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of presentation for comprehensive income due to the adoption of Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 12, 2013

HCP, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Real estate:
Buildings and improvements	$10,537,484	$8,816,551
Development costs and construction in progress	236,864	190,590
Land	1,850,397	1,722,948
Accumulated depreciation and amortization	(1,739,718)	(1,449,579)

Net real estate	10,885,027	9,280,510

Net investment in direct financing leases	6,881,393	6,727,777
Loans receivable, net	276,030	110,253
Investments in and advances to unconsolidated joint ventures	212,213	224,052
Accounts receivable, net of allowance of $1,668 and $1,341, respectively	34,150	26,681
Cash and cash equivalents	247,673	33,506
Restricted cash	37,848	41,553
Intangible assets, net	552,701	372,390
Assets held for sale, net	—	106,295
Other assets, net	788,520	485,458

Total assets(1)	$19,915,555	$17,408,475

LIABILITIES AND EQUITY
Bank line of credit	$—	$454,000
Term loan	222,694	—
Senior unsecured notes	6,712,624	5,416,063
Mortgage debt	1,676,544	1,715,039
Mortgage debt and intangible liabilities on assets held for sale, net	—	55,897
Other debt	81,958	87,985
Intangible liabilities, net	105,909	117,777
Accounts payable and accrued liabilities	293,994	275,478
Deferred revenue	68,055	65,614

Total liabilities(2)	9,161,778	8,187,853

Commitments and contingencies
Preferred stock, $1.00 par value: aggregate liquidation preference of $295.5 million as of December 31, 2011	—	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 453,191,321 and 408,629,444 shares issued and outstanding, respectively	453,191	408,629
Additional paid-in capital	11,180,066	9,383,536
Cumulative dividends in excess of earnings	(1,067,367)	(1,024,274)
Accumulated other comprehensive loss	(14,653)	(19,582)

Total stockholders' equity	10,551,237	9,033,482
Joint venture partners	14,752	16,971
Non-managing member unitholders	187,788	170,169

Total noncontrolling interests	202,540	187,140

Total equity	10,753,777	9,220,622

Total liabilities and equity	$19,915,555	$17,408,475

(1)
The Company's consolidated total assets at December 31, 2012, include assets of certain variable interest entities ("VIEs") that can only be used to settle the liabilities of those VIEs as follows: accounts receivable, net, $1.7 million; cash and cash equivalents, $9.6 million; and other assets, net, $1.8 million. See Note 21 for additional details.

(2)
The Company's consolidated total liabilities at December 31, 2012, include liabilities of certain VIEs for which the VIE creditors do not have recourse to HCP, Inc. as follows: other debt, $0.2 million; accounts payable and accrued liabilities, $14.4 million; and deferred revenue, $1.7 million. See Note 21 for additional details.

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Rental and related revenues	$1,013,815	$1,002,578	$904,332
Tenant recoveries	94,658	92,258	89,011
Resident fees and services	143,745	50,619	32,596
Income from direct financing leases	622,073	464,704	49,438
Interest income	24,536	99,864	160,163
Investment management fee income	1,895	2,073	4,666

Total revenues	1,900,722	1,712,096	1,240,206

Costs and expenses:
Interest expense	417,130	416,396	285,508
Depreciation and amortization	358,245	349,922	306,934
Operating	283,998	220,151	210,158
General and administrative	79,454	96,121	83,019
Litigation settlement and provision	—	125,000	—
Impairments (recoveries)	7,878	15,400	(11,900)

Total costs and expenses	1,146,705	1,222,990	873,719

Other income, net	2,776	12,732	16,194

Income before income taxes and equity income from and impairments of investments in unconsolidated joint ventures	756,793	501,838	382,681
Income taxes	1,636	(1,250)	(412)
Equity income from unconsolidated joint ventures	54,455	46,750	4,770
Impairments of investments in unconsolidated joint ventures	—	—	(71,693)

Income from continuing operations	812,884	547,338	315,346

Discontinued operations:
Income before gain on sales of real estate	2,504	4,049	9,124
Gain on sales of real estate	31,454	3,107	19,925

Total discontinued operations	33,958	7,156	29,049

Net income	846,842	554,494	344,395
Noncontrolling interests' share in earnings	(14,302)	(15,603)	(13,686)

Net income attributable to HCP, Inc.	832,540	538,891	330,709
Preferred stock dividends	(17,006)	(21,130)	(21,130)
Participating securities' share in earnings	(3,245)	(2,459)	(2,081)

Net income applicable to common shares	$812,289	$515,302	$307,498

Basic earnings per common share:
Continuing operations	$1.83	$1.28	$0.91
Discontinued operations	0.07	0.01	0.10

Net income applicable to common shares	$1.90	$1.29	$1.01

Diluted earnings per common share:
Continuing operations	$1.83	$1.28	$0.91
Discontinued operations	0.07	0.01	0.09

Net income applicable to common shares	$1.90	$1.29	$1.00

Weighted average shares used to calculate earnings per common share:
Basic	427,047	398,446	305,574

Diluted	428,316	400,218	306,900

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$846,842	$554,494	$344,395
Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities:
Unrealized gains (losses)	7,776	(5,396)	937
Reclassification adjustment realized in net income	—	5,396	(12,742)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized losses	(3,127)	(4,367)	(996)
Reclassification adjustment realized in net income	387	(1,033)	1,453
Change in Supplemental Executive Retirement Plan obligation	(356)	(495)	43
Foreign currency translation adjustment	249	(450)	202

Total other comprehensive income (loss)	4,929	(6,345)	(11,103)

Total comprehensive income	851,771	548,149	333,292
Total comprehensive income attributable to noncontrolling interests	(14,302)	(15,603)	(13,686)

Total comprehensive income attributable to HCP, Inc.	$837,469	$532,546	$319,606

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share data)

	Preferred Stock		Common Stock			Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital			Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
January 1, 2010	11,820	$285,173	293,548	$293,548	$5,719,400	$(515,450)	$(2,134)	$5,780,537	$178,072	$5,958,609
Net income	—	—	—	—	—	330,709	—	330,709	13,686	344,395
Other comprehensive losses	—	—	—	—	—	—	(11,103)	(11,103)	—	(11,103)
Issuance of common stock, net	—	—	77,278	77,278	2,353,967	—	—	2,431,245	(6,135)	2,425,110
Repurchase of common stock	—	—	(154)	(154)	(4,373)	—	—	(4,527)	—	(4,527)
Exercise of stock options	—	—	253	253	6,064	—	—	6,317	—	6,317
Amortization of deferred compensation	—	—	—	—	14,924	—	—	14,924	—	14,924
Preferred dividends	—	—	—	—	—	(21,130)	—	(21,130)	—	(21,130)
Common dividends ($1.86 per share)	—	—	—	—	—	(569,605)	—	(569,605)	—	(569,605)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(16,049)	(16,049)
Noncontrolling interests in acquisitions	—	—	—	—	—	—	—	—	10,002	10,002
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	8,395	8,395
Other	—	—	—	—	—	—	—	—	709	709

December 31, 2010	11,820	285,173	370,925	370,925	8,089,982	(775,476)	(13,237)	7,957,367	188,680	8,146,047
Net income	—	—	—	—	—	538,891	—	538,891	15,603	554,494
Other comprehensive losses	—	—	—	—	—	—	(6,345)	(6,345)	—	(6,345)
Issuance of common stock, net	—	—	36,683	36,683	1,268,781	—	—	1,305,464	(3,456)	1,302,008
Repurchase of common stock	—	—	(136)	(136)	(4,855)	—	—	(4,991)	—	(4,991)
Exercise of stock options	—	—	1,157	1,157	29,639	—	—	30,796	—	30,796
Amortization of deferred compensation	—	—	—	—	20,034	—	—	20,034	—	20,034
Preferred dividends	—	—	—	—	—	(21,130)	—	(21,130)	—	(21,130)
Common dividends ($1.92 per share)	—	—	—	—	—	(766,559)	—	(766,559)	—	(766,559)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(15,156)	(15,156)
Noncontrolling interests in acquisitions	—	—	—	—	—	—	—	—	1,500	1,500
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	14,028	14,028
Purchase of noncontrolling interests	—	—	—	—	(20,045)	—	—	(20,045)	(14,059)	(34,104)

December 31, 2011	11,820	$285,173	408,629	408,629	9,383,536	(1,024,274)	(19,582)	9,033,482	187,140	9,220,622
Net income	—	—	—	—	—	832,540	—	832,540	14,302	846,842
Other comprehensive income	—	—	—	—	—	—	4,929	4,929	—	4,929
Preferred stock redemption	(11,820)	(285,173)	—	—	—	(10,327)	—	(295,500)	—	(295,500)
Issuance of common stock, net	—	—	42,468	42,468	1,739,357	—	—	1,781,825	(25,029)	1,756,796
Repurchase of common stock	—	—	(361)	(361)	(15,271)	—	—	(15,632)	—	(15,632)
Exercise of stock options	—	—	2,455	2,455	49,167	—	—	51,622	—	51,622
Amortization of deferred compensation	—	—	—	—	23,277	—	—	23,277	—	23,277
Preferred dividends	—	—	—	—	—	(6,679)	—	(6,679)	—	(6,679)
Common dividends ($2.00 per share)	—	—	—	—	—	(858,627)	—	(858,627)	—	(858,627)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(15,631)	(15,631)
Noncontrolling interests in acquisitions	—	—	—	—	—	—	—	—	42,734	42,734
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	1,584	1,584
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	(2,560)	(2,560)

December 31, 2012	—	$—	453,191	$453,191	$11,180,066	$(1,067,367)	$(14,653)	$10,551,237	$202,540	$10,753,777

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$846,842	$554,494	$344,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	358,245	349,922	306,934
Discontinued operations	8,267	7,473	6,513
Amortization of above and below market lease intangibles, net	(2,232)	(4,510)	(6,378)
Amortization of deferred compensation	23,277	20,034	14,924
Amortization of deferred financing costs, net	16,501	25,769	9,856
Straight-line rents	(47,311)	(59,173)	(47,243)
Loan and direct financing lease interest accretion	(95,444)	(93,003)	(69,645)
Deferred rental revenues	(1,655)	(2,319)	(3,984)
Equity income from unconsolidated joint ventures	(54,455)	(46,750)	(4,770)
Distributions of earnings from unconsolidated joint ventures	3,384	3,273	5,373
Gain upon consolidation of joint venture	—	(7,769)	—
Marketable securities (gains) losses, net	—	5,396	(14,597)
Gain upon settlement of loans receivable	—	(22,812)	—
Gain on sales of real estate	(31,454)	(3,107)	(19,925)
Derivative (gains) losses, net	43	(1,226)	1,302
Impairments, net of recoveries	7,878	15,400	59,793
Changes in:
Accounts receivable, net	(7,469)	2,590	9,222
Other assets	(3,814)	27,582	(6,341)
Accounts payable and other accrued liabilities	14,267	(47,103)	(4,931)

Net cash provided by operating activities	1,034,870	724,161	580,498

Cash flows from investing activities:
Cash used in the senior housing portfolio acquisition	(1,701,410)	—	—
Other acquisitions	(186,478)	(113,324)	(212,005)
Cash used in the HCR ManorCare Acquisition, net of cash acquired	—	(4,026,556)	—
Cash used in the HCP Ventures II purchase, net of cash acquired	—	(135,550)	—
Development of real estate	(133,596)	(85,061)	(92,842)
Leasing costs and tenant and capital improvements	(61,440)	(52,903)	(97,930)
Proceeds from sales of real estate, net	150,943	19,183	32,284
Purchase of an interest in and contributions to unconsolidated joint ventures	—	(95,000)	(6,565)
Distributions in excess of earnings from unconsolidated joint ventures	2,915	2,408	4,365
Purchases of marketable securities	(214,859)	(22,449)	—
Proceeds from sales of marketable securities	—	—	179,215
Principal repayments on loans receivable and direct financing leases	45,046	303,941	63,953
Investments in loans receivable and direct financing leases, net	(218,978)	(369,939)	(298,085)
(Increase) decrease in restricted cash	3,705	(5,234)	(3,319)

Net cash used in investing activities	(2,314,152)	(4,580,484)	(430,929)

Cash flows from financing activities:
Net borrowings (repayments) under bank line of credit	(454,000)	454,000	—
Borrowings under term loan	214,789	—	—
Repayments of term loan	—	—	(200,000)
Issuance of senior unsecured notes	1,550,000	2,400,000	—
Repayments and repurchases of senior unsecured notes	(250,000)	(292,265)	(206,422)
Repayments of mortgage and other secured debt	(155,565)	(169,783)	(636,096)
Deferred financing costs	(27,565)	(43,716)	(11,850)
Preferred stock redemption	(295,500)	—	—
Net proceeds from the issuance of common stock and exercise of options	1,792,786	1,327,813	2,426,900
Dividends paid on common and preferred stock	(865,306)	(787,689)	(590,735)
Issuance of noncontrolling interests	1,584	14,028	8,395
Purchase of noncontrolling interests	(2,143)	(34,104)	—
Distributions to noncontrolling interests	(15,631)	(15,156)	(15,319)

Net cash provided by financing activities	1,493,449	2,853,128	774,873

Net increase (decrease) in cash and cash equivalents	214,167	(1,003,195)	924,442
Cash and cash equivalents, beginning of year	33,506	1,036,701	112,259

Cash and cash equivalents, end of year	$247,673	$33,506	$1,036,701

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

        The Company is required to continually evaluate its VIE relationships and consolidate these entities when it is determined to be the primary beneficiary of their operations. A VIE is broadly defined as an entity where either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity's economic performance or (ii) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Revenue Recognition

        The Company recognizes rental revenue when the tenant has taken possession or controls the physical use of the leased asset. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to, the following criteria:

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

  Real Estate

        The Company's real estate assets, consisting of land, buildings and improvements are recorded at their then fair value at the time of consolidation. The assumed liabilities, acquired tangible assets and identifiable intangibles are also recorded at their then fair value. The Company assesses fair value based on cash flow projections that utilize appropriate discount and/or capitalization rates and available

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, as well as market and economic conditions. The fair value of tangible assets of an acquired property is based on the value of the property as if it is vacant.

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

        The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate asset. The Company capitalizes construction and development costs while substantive activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of company owned tenant improvements, but no later than one year from cessation of significant construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as incurred. For redevelopment of existing operating properties, the Company capitalizes costs based on the net carrying value of the existing property under redevelopment plus the cost for the construction and improvement incurred in connection with the redevelopment. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as incurred. The Company considers costs incurred in conjunction with re-leasing properties, including tenant improvements and lease commissions, to represent the acquisition of productive assets and, accordingly, such costs are reflected as investing activities in the Company's consolidated statement of cash flows.

        The Company computes depreciation on properties using the straight-line method over the assets' estimated useful life. Depreciation is discontinued when a property is identified as held-for-sale. Buildings and improvements are depreciated over useful lives ranging up to 50 years. Above and below market lease intangibles are amortized primarily to revenue over the remaining noncancellable lease terms and bargain renewal periods, if any. In-place lease intangibles are amortized to expense over the remaining noncancellable lease term and bargain renewal periods, if any.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Derivatives

        During its normal course of business, the Company uses certain types of derivative instruments for the purpose of managing interest rate and currency risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with the Company's related assertions.

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

  Marketable Securities

        The Company classifies its marketable equity securities as available-for-sale. These securities are carried at their fair value with unrealized gains and losses recognized in stockholders' equity as a component of accumulated other comprehensive income (loss). Gains or losses on securities sold are determined based on the specific identification method. When the Company determines declines in fair value of marketable securities are other-than-temporary, a loss is recognized in earnings.

        The Company classifies its marketable debt securities as held-to-maturity, because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Foreign Currency Translation and Transactions

        Assets and liabilities denominated in foreign currencies that are translated into U.S. dollars use exchange rates in effect at the end of the period, and revenues and expenses denominated in foreign currencies that are translated into U.S. dollars use average rates of exchange in effect during the related period. Gains or losses resulting from translation are included in accumulated other comprehensive income, a component of stockholders' equity on the consolidated balance sheets. Gains or losses resulting from foreign currency transactions are translated into U.S. dollars at the rates of exchange prevailing at the dates of the transactions. The effects of transaction gains or losses are included in other income, net in the consolidated statements of income.

  Preferred Stock Redemptions

        The Company recognizes the excess of the redemption value of cumulative redeemable preferred stock redeemed over its carrying amount as a charge to earnings.

  Life Care Bonds Payable

        Certain of the Company's continuing care retirement communities ("CCRCs") issue non-interest bearing life care bonds payable to certain residents of the CCRCs. Generally, the bonds are refundable to the resident or to the resident's estate upon termination or cancellation of the CCRC agreement or upon the successful resale of the unit. Proceeds from the issuance of new bonds are used to retire existing bonds, and since the maturity of the obligations for the facilities is not determinable, no interest is imputed. These amounts are included in other debt in the Company's consolidated balance sheets.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Recent Accounting Pronouncements

        In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. The Company does not expect the adoption of ASU 2013-02 on January 1, 2013 to have an impact on its consolidated financial position or results of operations.

        In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). The amendments in this update provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The adoption of ASU 2012-02 on January 1, 2013 did not have an impact on its consolidated financial position or results of operations.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In July 2012, the FASB issued ASU No. 2012-01, Continuing Care Retirement Communities—Refundable Advance Fees ("ASU 2012-01"). This update clarifies the situations in which recognition of deferred revenue for refundable advance fees is appropriate. The Company does not expect the adoption of ASU 2012-01 on January 1, 2013 to have a material impact on its consolidated financial position or results of operations.

        In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"). The amendments require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. In December 2011, the FASB deferred portions of this update in its issuance of Accounting Standards Update No. 2011-12 (see discussion above). The Company has elected the two-statement approach and the required financial statements are presented herein.

        In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). The amendments in this update result in additional fair value measurement and disclosure requirements within U.S. GAAP and International Financial Reporting Standards. The amendments update the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The adoption of ASU 2011-04 on January 1, 2012 did not have an impact on the Company's consolidated financial position or results of operations.

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

(2)
In August 2011, the Company paid or refunded these amounts to certain taxing authorities or the seller. These August 2011 cash payments are included in the "cash used in the HCR ManorCare Acquisition, net of cash acquired" that is presented in the 2011 consolidated statement of cash flows under investing activities.

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

        The assets and liabilities of the Company's investments related to HCR ManorCare and the related results of operations are included in the consolidated financial statements from the April 7, 2011 acquisition date. From the acquisition date to December 31, 2011, the Company recognized income of $412 million related to its HCR ManorCare DFLs and $45 million related to its share in earnings from its 9.4% equity method investment in HCR ManorCare.

  Pro Forma Results of Operations

        The following unaudited pro forma consolidated results of operations assume that the HCR ManorCare Acquisition, including the Company's ownership interest in the operations of HCR

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ManorCare, was completed as of January 1 for each of the periods presented below (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010
Revenues	$1,807,355	$1,690,899
Net income	659,514	745,119
Net income applicable to HCP, Inc.	643,911	731,433
Basic earnings per common share	$1.53	$1.86
Diluted earnings per common share	1.52	1.85

(4)   Other Real Estate Property Investments

  $1.7 Billion Senior Housing Portfolio Acquisition

        During the fourth quarter of 2012, the Company acquired 129 senior housing communities for $1.7 billion, from a joint venture between Emeritus Corporation ("Emeritus") and Blackstone Real Estate Partners VI, an affiliate of Blackstone (the "Blackstone JV"). Located in 29 states, the portfolio encompasses 10,077 units representing a diversified care mix of 61% assisted living, 25% independent living, 13% memory care and 1% skilled nursing. Based on operating performance at closing, the 129 communities consist of 95 that are stabilized and 34 that were in lease-up. The transaction closed in two stages: (i) 127 senior housing facilities on October 31, 2012 for $1.68 billion representing 9,842 units; and (ii) two senior housing facilities on December 4, 2012 for $24 million representing 235 units. The Company paid $1.7 billion in cash consideration to acquire: (i) real estate with a fair value of $1.5 billion, (ii) intangible assets with a fair value of $170 million and assumed intangible liabilities with a fair value of $4 million. As of December 31, 2012, the purchase price allocation is preliminary, and the final purchase price allocation will be determined pending the receipt of information necessary to complete the valuation of certain assets and liabilities, which may result in a change from the initial estimate.

        Emeritus operates the communities pursuant to a new triple-net, master lease for the 129 properties (the "Master Lease") guaranteed by Emeritus. The Master Lease provides aggregate contractual rent in the first year of $103.6 million. The contractual rent will increase annually by the greater of the percentage increase in the Consumer Price Index ("CPI") or 3.7% on average over the initial five years, and thereafter by the greater of CPI or 3.0% for the remaining initial lease term. At the beginning of the sixth lease year, rent on the 34 lease-up properties will increase to the greater of the percentage increase in CPI or fair market, subject to a floor of 103% and a cap of 130% of the prior year's rent. From the acquisition dates to December 31, 2012, the Company recognized income of $22 million related to its acquisitions of the 129 senior housing communities.

        The leased properties are grouped into three pools that share comparable characteristics and these leased pools have initial terms of 14 to 16 years. Emeritus has two extension options, which, if exercised, will provide for lease terms of 30 to 35 years.

        Concurrent with the acquisition, Emeritus purchased nine communities from the Blackstone JV, for which the Company provided secured debt financing of $52 million with a four-year term. The loan is secured by the underlying real estate and is prepayable at Emeritus' option. The interest rate on the loan was initially 6.1% and will gradually increase during its four year term to 6.8%.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Pro Forma Results of Operations

        The following unaudited pro forma consolidated results of operations assume that the acquisition of 129 senior housing communities from the Blackstone JV were completed as of January 1 for each of the periods presented below (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Revenues	$1,987,055	$1,815,696	$1,343,806
Net income	870,802	584,361	374,262
Net income applicable to HCP, Inc.	856,500	568,758	360,576
Basic earnings per common share	$1.88	$1.30	$1.03
Diluted earnings per common share	1.88	1.29	1.03

  Other Real Estate Acquisitions

        A summary of other acquisitions for the year ended December 31, 2012 follows (in thousands):

	Consideration				Assets Acquired
Acquisitions	Cash Paid	Debt and Other Liabilities Assumed	Noncontrolling Interest		Real Estate	Net Intangibles
Senior housing	$3,860	$—	$—		$3,541	$319
Life science	7,964	—	86		7,580	470
Medical office	171,654	60,597	42,648	(1)	207,561	67,338
Hospital	3,000	—	—		3,000	—

	$186,478	$60,597	$42,734		$221,682	$68,127

(1)
Represents non-managing member limited liability company units.

        During the year ended December 31, 2012, the Company incurred an aggregate of $183 million for construction, tenant and other capital improvement projects, primarily in the senior housing, life science and medical office segments.

        A summary of acquisitions for the year ended December 31, 2011 follows (in thousands):

	Consideration			Assets Acquired
Acquisitions	Cash Paid	Debt Assumed	Noncontrolling Interest	Real Estate	Net Intangibles
Life science	$84,087	$57,869	$—	$133,210	$8,746
Medical office	29,743	—	1,500	26,191	5,052

	$113,830	$57,869	$1,500	$159,401	$13,798

        During the year ended December 31, 2011, the Company incurred an aggregate of $127 million for construction, tenant and other capital improvement projects, primarily in the life science and medical office segments. During the year ended December 31, 2011, two of the Company's life science facilities located in South San Francisco were placed in service representing 88,000 square feet.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)   Dispositions of Real Estate and Discontinued Operations

  Dispositions of Real Estate and Land

        During the year ended December 31, 2012, the Company sold the following: (i) two senior housing facilities for $111 million, (ii) a skilled nursing facility for $15 million, (iii) a medical office building for $7 million and (iv) a parcel of land in the life science segment for $18 million. During the year ended December 31, 2011, the Company sold three senior housing facilities for $19 million.

  Results from Discontinued Operations

        The following table summarizes operating income from discontinued operations and gain on sales of real estate included in discontinued operations (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Rental and related revenues	$13,025	$14,877	$19,293

Depreciation and amortization expenses	8,267	7,473	6,513
Operating expenses	22	22	263
Other expense, net	2,232	3,333	3,393

Income before gain on sales of real estate	$2,504	$4,049	$9,124

Gain on sales of real estate	$31,454	$3,107	$19,925

Number of properties held-for-sale	—	4	7
Number of properties sold	4	3	14

Number of properties included in discontinued operations	4	7	21

(6)   Net Investment in Direct Financing Leases

        The components of net investment in DFLs consisted of the following (dollars in thousands):

	December 31,
	2012	2011
Minimum lease payments receivable(1)	$25,217,520	$25,744,161
Estimated residual values	4,010,514	4,010,514
Less unearned income	(22,346,641)	(23,026,898)

Net investment in direct financing leases	$6,881,393	$6,727,777

Properties subject to direct financing leases	361	361

(1)
The minimum lease payments receivable are primarily attributable to HCR ManorCare ($24 billion). The triple-net lease with HCR ManorCare provides for annual rent of $472.5 million in the first year and $489 million beginning April 1, 2012. The rent increases by 3.5% per year over the next four years and by 3% for the remaining portion of the initial lease term. The properties are grouped into four pools, and HCR ManorCare has a one-time extension option for each pool with rent increased for the first year of the extension option to the greater of fair market rent or a 3% increase over the rent for the prior year. Including the extension options, which the Company determined to be bargain renewal options, the four leased pools had total initial available terms ranging from 23 to 35 years.

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

        Future minimum lease payments contractually due under direct financing leases at December 31, 2012, were as follows (in thousands):

Year	Amount
2013	$551,139
2014	563,994
2015	583,418
2016	603,513
2017	622,198
Thereafter	22,293,258

$25,217,520

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)   Loans Receivable

        The following table summarizes the Company's loans receivable (in thousands):

	December 31,
	2012			2011
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine	$—	$145,150	$145,150	$—	$90,148	$90,148
Other	147,264	—	147,264	35,643	—	35,643
Unamortized discounts, fees and costs	—	(2,974)	(2,974)	(1,040)	(1,088)	(2,128)
Allowance for loan losses	—	(13,410)	(13,410)	—	(13,410)	(13,410)

	$147,264	$128,766	$276,030	$34,603	$75,650	$110,253

  Real Estate Secured Loans

        Following is a summary of loans receivable secured by real estate at December 31, 2012:

Final Maturity Date	Number of Loans		Payment Terms	Principal Amount	Carrying Amount
				(in thousands)
2013	1		monthly payments of $99,200, accrues interest at 11.5% and secured by three skilled nursing facilities in Michigan	$8,492	$7,982
2015	1		monthly interest-only payments beginning in 2013, accrues interest at 8.00% and secured by a hospital in Louisiana	15,640	15,640
2016	4	(1)	aggregate monthly interest-only payments of $400,700, accrues interest at 8.25% and secured by four senior housing facilities located in Tennessee, Maryland, Pennsylvania and Texas	57,350	59,900
2016	1		monthly payments of $273,000, accrues interest at 6.1%, and secured by nine senior housing facilities located in Alabama, Arizona, Minnesota, Maryland, Texas and Wisconsin	52,000	52,000
2017	2	(1)	monthly interest-only payments of $71,742, accrues interest at 8.25%, and secured by two senior housing facilities in New Jersey and Pennsylvania	11,404	11,742

	9			$144,886	$147,264

(1)
Represents commitments to fund an aggregate of $119 million for six senior housing development projects.

        At December 31, 2012, future contractual principal payments to be received on loans receivable secured by real estate are $8 million in 2013, $16 million in 2015, $112 million in 2016 and $11 million in 2017. The Company recognized $6 million in interest income related to loans secured by real estate. At December 31, 2012, the Company accrued $3 million of interest receivables related to real estate secured loans.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Other Secured Loans

        Tandem Health Care Loan.    On July 31, 2012, the Company closed a mezzanine loan facility to lend up to $205 million to Tandem Health Care ("Tandem"), an affiliate of Formation Capital, as part of the recapitalization of a post-acute/skilled nursing portfolio. The Company funded $100 million (the "First Tranche") at closing and has a commitment to fund an additional $105 million (the "Second Tranche") between February 2013 and August 2013. The Second Tranche will be used to repay debt senior to the Company's loan. At closing, the loan was subordinate to $400 million in senior mortgage debt and $137 million in senior mezzanine debt. The loan bears interest at a fixed rate of 12% and 14% per annum for the First and Second Tranche, respectively. The facility has a total term of up to 63 months from the initial closing, is prepayable at the borrower's option and is secured by real estate partnership interests.

        Delphis Operations, L.P. Loan.    The Company holds a secured term loan made to Delphis Operations, L.P. ("Delphis" or the "Borrower") that is collateralized by all of the assets of the Borrower. The Borrower's collateral is comprised primarily of interests in partnerships operating surgical facilities, some of which are on the premises of properties owned by the Company or HCP Ventures IV, LLC, an unconsolidated joint venture of the Company. In December 2009, the Company determined that the loan was impaired. Further, in January 2011 the Company placed the loan on cost-recovery status, whereby accrual of interest income was suspended and any payments received from the Borrower are applied to reduce the recorded investment in the loan.

        As part of a March 2012 agreement (the "2012 Agreement") between Delphis, certain past and current principals of Delphis and the Cirrus Group, LLC (the "Guarantors"), and the Company, the Company agreed, among other things, to allow the distribution of $1.5 million to certain of the Guarantors from funds generated from sales of assets that were pledged as additional collateral for this loan. Further, the Company, as part of the 2012 Agreement, agreed to provide financial incentives to the Borrower regarding the liquidation of the primary collateral assets for this loan.

        Pursuant to the aforementioned 2012 Agreement, the Company received the remaining cash ($4.8 million, after reducing this amount by $0.5 million for related legal expenses) and other consideration ($2.1 million) of $6.9 million from the Guarantors. In addition, during 2012 the Company received $38.1 million in net proceeds from the sales of two of the primary collateral assets, which proceeds, together with the cash payments and other consideration, have been applied to reduce the carrying value of the loan. At December 31, 2012 and 2011, the carrying value of the loan was $30.7 million and $75.7 million, respectively. At December 31, 2012, the Company believes the fair value of the collateral supporting this loan is in excess of its carrying value. During the year ended December 31, 2012 and 2011, the Company received cash payments of $43 million and $2.1 million, respectively.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A reconciliation of the Company's allowance for the losses related to the Company's senior secured loan to Delphis follows (in thousands):

Amount
Balance at January 1, 2011	$3,397
Additions(1)	10,013

Balance at December 31, 2011	13,410
Additions	—

Balance at December 31, 2012	$13,410

(1)
In September 2011 the Company recognized a total provision for losses of $15.4 million related to its Delphis loan that is discussed above; $10.0 million of this provision reduced the carrying value of the loan and the remaining $5.4 million provision reduced the carrying value of the related accrued interest receivable (accrued interest on loans is presented in other assets; see Note 10 for additional information).

        HCR ManorCare Loans.    In December 2007, the Company made a $900 million investment (at a discount of $100 million) in HCR ManorCare mezzanine loans, which paid interest at a floating rate of one-month London Interbank Offered Rate ("LIBOR") plus 4.0%. Also, in August 2009 and January 2011, the Company purchased $720 million (at a discount of $130 million) and $360 million, respectively, in participations in HCR ManorCare first mortgage debt, which paid interest at LIBOR plus 1.25%.

        On April 7, 2011, upon closing of the HCR ManorCare Acquisition, the Company's $2.0 billion of loans to HCR ManorCare were settled, which resulted in additional interest income of $23 million, which represents the excess of the loans' fair values above their carrying values at the acquisition date. See Note 3 for additional discussion related to the HCR ManorCare Acquisition.

        Genesis HealthCare Loans.    In September and October 2010, the Company purchased participations in a senior loan and mezzanine note of Genesis HealthCare ("Genesis") with par values of $278 million (at a discount of $28 million) and $50 million (at a discount of $10 million), respectively. The Genesis senior loan paid interest at LIBOR (subject to a floor of 1.5%, increasing to 2.5% by maturity) plus a spread of 4.75%, increasing to 5.75% by maturity. The senior loan was secured by all of Genesis' assets. The mezzanine note paid interest at LIBOR plus a spread of 7.50%. In addition to the coupon interest payments, the mezzanine note required the payment of a termination fee, of which the Company's share prior to the early repayment of this loan was $2.3 million.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The HCP Ventures II consideration is as follows (in thousands):

January 14, 2011
Cash paid for HCP Ventures II's partnership interest	$135,550
Fair value of HCP's 35% interest in HCP Ventures II (carrying value of $65,223 at closing)(1)	72,992

Total consideration	$208,542

Estimated fees and costs
Legal, accounting, and other fees and costs(2)	$150
Debt assumption fees(3)	500

Total	$650

(1)
At closing, the Company recognized a gain of approximately $8 million, included in other income, net, which represents the fair value of the Company's 35% interest in HCP Ventures II in excess of its carrying value as of the acquisition date.

(2)
Represents estimated fees and costs that were expensed and included in general and administrative expenses. These charges are directly attributable to the transaction and represent non-recurring costs.

(3)
Represents debt assumption fees that were capitalized as deferred debt costs.

        In accordance with the accounting guidance applicable to acquisitions of the partner's ownership interests that result in consolidation of previously unconsolidated entities, the Company recorded all of the assets and liabilities of HCP Ventures II at their fair value as of the January 14, 2011 acquisition date. In determining the fair values, relevant market data and valuation techniques were utilized and included, but were not limited to, market data comparables for capitalization and discount rates, credit spreads and property specific cash flows assumptions. The capitalization and discount rates as well as credit spread assumptions utilized in the Company's valuation model were based on information that it believes to be within a reasonable range of current market data.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Summary of Unconsolidated Joint Venture Information

        The Company owns interests in the following entities that are accounted for under the equity method at December 31, 2012 (dollars in thousands):

Entity(1)	Properties/Segment	Investment(2)	Ownership%
HCR ManorCare	post-acute/skilled nursing operations	$90,559	9.4(3)
HCP Ventures III, LLC	13 medical office	7,510	30
HCP Ventures IV, LLC	54 medical office and 4 hospital	32,249	20
HCP Life Science(4)	4 life science	67,785	50-63
Horizon Bay Hyde Park, LLC	1 senior housing	6,769	72
Suburban Properties, LLC	1 medical office	7,134	67
Advances to unconsolidated joint ventures, net		207

		$212,213

Edgewood Assisted Living Center, LLC	1 senior housing	$(417)	45
Seminole Shores Living Center, LLC	1 senior housing	(674)	50

		$(1,091)

(1)
These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures. See Note 2 regarding the Company's accounting policies related to principles of consolidation.

(2)
Represents the carrying value of the Company's investment in the unconsolidated joint venture. See Note 2 regarding the Company's accounting policy for joint venture interests.

(3)
Presented after adjusting the Company's 9.9% ownership rate for the dilution of certain of HCR ManorCare's employee equity awards. See discussion of the HCR ManorCare Acquisition in Note 3.

(4)
Includes three unconsolidated joint ventures between the Company and an institutional capital partner for which the Company is the managing member. HCP Life Science includes the following partnerships: (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%).

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Summarized combined financial information for the Company's unconsolidated joint ventures follows (in thousands):

	December 31,
	2012	2011
Real estate, net	$3,731,740	$3,806,187
Goodwill and other assets, net	5,734,318	5,797,690

Total assets	$9,466,058	$9,603,877

Capital lease obligations and mortgage debt	$6,875,932	$6,871,743
Accounts payable	971,095	1,083,581
Other partners' capital	1,435,885	1,465,536
HCP's capital(1)	183,146	183,017

Total liabilities and partners' capital	$9,466,058	$9,603,877

(1)
The combined basis difference of the Company's investments in these joint ventures of $28 million, as of December 31, 2012, is primarily attributable to real estate, capital lease obligations, deferred tax assets, goodwill and lease-related net intangibles.

	Year Ended December 31,
	2012	2011(1)(2)	2010(1)
Total revenues	$4,260,319	$4,388,376	$172,972
Net loss(3)(4)	(15,865)	(827,306)	(54,237)
HCP's share in earnings(3)(4)(5)	54,455	46,750	4,770
HCP's impairment of its investment in HCP Ventures II(4)	—	—	(71,693)
Fees earned by HCP	1,895	2,073	4,666
Distributions received by HCP	6,299	5,681	9,738

(1)
Includes the financial information of HCP Ventures II, up to the date in which it was consolidated on January 14, 2011.

(2)
Beginning April 7, 2011, includes the financial information of HCR ManorCare, in which the Company acquired an interest for $95 million that represented a 9.9% equity interest at closing.

(3)
The combined net loss for the year ended December 31, 2011, includes impairments, net of the related tax benefit, of $865 million related to HCR ManorCare's goodwill and intangible assets. The impairments at the operating entity were the result of reduced cash flows primarily caused by the reimbursement reductions for the Medicare skilled nursing facility Prospective Payment System announced by the Centers for Medicare & Medicaid Services (CMS) effective October 1, 2011. These reimbursement reductions were previously considered in the Company's underwriting assumptions for its initial investments in the operations of HCR ManorCare; therefore, the goodwill that was impaired was not part of the Company's basis in its investment. As such, HCR ManorCare's impairments during the year ended December 31, 2011 did not have an impact on the Company's share of earnings from or its investment in HCR ManorCare.

(4)
Net loss for the year ended December 31, 2010, includes an impairment of $54.5 million related to straight-line rent assets of HCP Ventures II (the "Ventures"). Concurrently, during the year ended December 31, 2010 HCP recognized a $71.7 million impairment of its investment in the Ventures that was primarily attributable to a reduction in the fair value of the Ventures' real estate assets and included the Company's share of the impact of the Ventures' impairment of its straight-line rent assets. Therefore, HCP's share in earnings for the year ended December 31, 2010 related to the impact of the Ventures' impairment of its straight-line rent assets was not included in equity income from unconsolidated joint ventures on the consolidated statements of income.

(5)
The Company's joint venture interest in HCR ManorCare is accounted for using the equity method and results in an ongoing reduction of DFL income, proportional to HCP's ownership in HCR ManorCare. The Company recorded a

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  reduction in DFL income of $59.4 million and $42.2 million for the years ended December 31, 2012 and 2011, respectively. Further, the Company's share of earnings from HCR ManorCare (equity income) increases for the corresponding reduction of related lease expense recognized at the HCR ManorCare level.

(9)   Intangibles

        The Company's intangible lease assets were (in thousands):

	December 31,
Intangible lease assets	2012	2011
Lease-up intangibles	$581,742	$385,148
Above market tenant lease intangibles	153,141	145,374
Below market ground lease intangibles	58,939	41,015

Gross intangible lease assets	793,822	571,537
Accumulated depreciation and amortization	(241,121)	(199,147)

Net intangible lease assets	$552,701	$372,390

        The increase in intangible assets in 2012 from 2011 was primarily attributable to the acquisition of 129 senior housing communities from the Blackstone JV, comprised primarily of lease-up intangibles with an average amortization period of 15 years. The remaining weighted average amortization period of intangible assets was 12 years and 11 years at December 31, 2012 and 2011, respectively.

        The Company's intangible lease liabilities were (in thousands):

	December 31,
Intangible lease liabilities	2012	2011
Below market lease intangibles	$192,733	$206,460
Above market ground lease intangibles	6,091	1,779

Gross intangible lease liabilities	198,824	208,239
Accumulated depreciation and amortization	(92,915)	(90,462)

Net intangible lease liabilities	$105,909	$117,777

        The remaining weighted average amortization period of unfavorable market lease intangibles was approximately eight years at both December 31, 2012 and 2011.

        For the years ended December 31, 2012, 2011 and 2010, rental income includes additional revenues of $4.0 million, $6.2 million and $8.2 million, respectively, from the amortization of net below market lease intangibles. For the years ended December 31, 2012, 2011 and 2010, operating expenses include additional expense of $0.7 million, $0.6 million and $0.4 million, respectively, from the amortization of net above market ground lease intangibles. For the years ended December 31, 2012, 2011 and 2010, depreciation and amortization expense includes additional expense of $43.7 million, $44.8 million and $45.7 million, respectively, from the amortization of lease-up and non-compete agreement intangibles.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Estimated aggregate amortization of intangible assets and liabilities for each of the five succeeding fiscal years and thereafter follows (in thousands):

	Intangible Assets	Intangible Liabilities
2013	$72,684	$16,772
2014	67,943	16,261
2015	64,078	15,696
2016	59,674	15,150
2017	52,452	12,787
Thereafter	235,870	29,243

	$552,701	$105,909

(10) Other Assets

        The Company's other assets consisted of the following (in thousands):

	December 31,
	2012	2011
Straight-line rent assets, net of allowance of $33,521 and $34,457, respectively	$306,294	$266,620
Marketable debt securities(1)	222,809	—
Leasing costs, net	93,763	92,288
Deferred financing costs, net	45,490	35,649
Goodwill	50,346	50,346
Marketable equity securities	24,829	17,053
Other(2)(3)	44,989	23,502

Total other assets	$788,520	$485,458

(1)
Represents £137.9 million of Four Seasons senior unsecured notes translated into U.S. dollars as of December 31, 2012 (see below for additional information).

(2)
Includes a $5.4 million allowance for losses related to accrued interest receivable on the Delphis loan. At both December 31, 2012 and 2011, the carrying value of interest accrued related to the Delphis loan was zero. See Note 7 for additional information about the Delphis loan and the related impairment.

(3)
At December 31, 2012, includes aggregate loan receivables of $10 million from HCP Ventures IV, LLC, an unconsolidated joint venture (see Note 8 for additional information) with an interest rate of 12% and various maturities from March 2013 to December 2013. The loans are secured by the counterparty's 80% partnership interest in the joint venture.

        In June 2011, the Company purchased approximately $22.4 million of marketable equity securities that are classified as available-for-sale. At December 31, 2011, the Company incurred a $5.4 million impairment for these securities as it concluded the decrease in value of such securities below their carrying value was other-than-temporary. At December 31, 2012, the marketable equity securities had a fair value and adjusted cost basis of $24.8 million and $17.1 million, respectively. At December 31, 2011, the fair value and adjusted cost basis of the marketable equity securities were both $17.1 million.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Four Seasons Health Care Senior Unsecured Notes

        On June 28, 2012, the Company purchased senior unsecured notes with an aggregate par value of £138.5 million at a discount for £136.8 million ($214.9 million). The notes are issued by Elli Investments Limited, a subsidiary of Terra Firma, a European private equity firm, as part of its financing for the acquisition of Four Seasons Health Care, an elderly and specialist care provider in the United Kingdom. The notes mature in June 2020 and are non-callable through June 2016. The notes bear interest on their par value at a fixed rate of 12.25% per annum, with an original issue discount resulting in a yield to maturity of 12.5%. This investment was financed by a GBP denominated unsecured term loan that is discussed in Note 11. These senior unsecured notes are accounted for as marketable debt securities and classified as held-to-maturity.

(11) Debt

  Bank Line of Credit and Term Loan

        On March 27, 2012, the Company executed an amendment to its existing $1.5 billion unsecured revolving line of credit facility (the "Facility"). This amendment reduces the cost of the Facility (lower borrowing rate and facility fee) and extends the Facility's maturity by one additional year to March 2016. The Facility contains a one-year extension option. Borrowings under this Facility accrue interest at LIBOR plus a margin that depends on the Company's debt ratings. The Company pays a facility fee on the entire revolving commitment that depends upon its debt ratings. Based on the Company's debt ratings at December 31, 2012, the margin on the Facility was 1.075%, and the facility fee was 0.175%. The Facility also includes a feature that will allow the Company to increase the Facility by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At December 31, 2012, the Company had no balance outstanding under this Facility.

        On July 30, 2012, the Company entered into a credit agreement with a syndicate of banks for a £137 million ($223 million at December 31, 2012) four-year unsecured term loan (the "Term Loan") that accrues interest at a rate of GBP LIBOR plus 1.20%, based on the Company's current debt ratings. Concurrent with the closing of the Term Loan, the Company entered into a four-year interest rate swap contract that fixes the interest rate of the Term Loan at 1.81%, subject to adjustments based on the Company's debt ratings. The Term Loan contains a one-year committed extension option.

        The Facility and Term Loan contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%, (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times and (v) require a formula-determined Minimum Consolidated Tangible Net Worth of $9.2 billion at December 31, 2012. At December 31, 2012, the Company was in compliance with each of these restrictions and requirements of the Facility and Term Loan.

  Senior Unsecured Notes

        At December 31, 2012, the Company had senior unsecured notes outstanding with an aggregate principal balance of $6.7 billion. At December 31, 2012, interest rates on the notes ranged from 1.21% to 7.07% with a weighted average effective rate of 5.10% and a weighted average maturity of six years. Discounts and premiums are amortized to interest expense over the term of the related senior

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unsecured notes. The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. As of December 31, 2012, the Company believes it was in compliance with these covenants.

        On November 19, 2012, the Company issued $800 million of 2.625% senior unsecured notes due in 2020. The notes were priced at 99.729% of the principal amount with an effective yield to maturity of 2.667%. Net proceeds from this offering were $793 million.

        On July 23, 2012, the Company issued $300 million of 3.15% senior unsecured notes due in 2022. The notes were priced at 98.888% of the principal amount with an effective yield to maturity of 3.28%; net proceeds from the offering were $294 million.

        On June 25, 2012, the Company repaid $250 million of maturing senior unsecured notes, which accrued interest at a rate of 6.45%. The senior unsecured notes were repaid with proceeds from the Company's June 2012 common stock offering.

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

        The following is a summary of senior unsecured notes outstanding by maturity date at December 31, 2012 (dollars in thousands):

Maturity	Principal Amount	Weighted Average Interest Rate
2013	$550,000	5.80%
2014	487,000	3.15
2015	400,000	6.64
2016	900,000	5.07
2017	750,000	6.04
2018	600,000	6.83
2019	450,000	3.96
2020	800,000	2.79
2021	1,200,000	5.53
2022	300,000	3.39
2041	300,000	6.89

	6,737,000
Discounts, net	(24,376)

	$6,712,624

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Mortgage Debt

        At December 31, 2012, the Company had $1.7 billion in aggregate principal amount of mortgage debt outstanding that is secured by 135 healthcare facilities (including redevelopment properties) that had a carrying value of $2.1 billion. At December 31, 2012, interest rates on the mortgage debt range from 1.54% to 8.69% with a weighted average effective interest rate of 6.13% and a weighted average maturity of four years.

        The following is a summary of mortgage debt outstanding by maturity date at December 31, 2012 (dollars in thousands):

Maturity	Amount	Weighted Average Interest Rate
2013	$291,747	6.15%
2014	179,695	5.78
2015	308,048	6.03
2016	291,338	6.88
2017	550,052	6.04
Thereafter	65,886	5.26

	1,686,766
Discounts, net	(10,222)

	$1,676,544

        Mortgage debt generally requires monthly principal and interest payments, is collateralized by real estate assets and is generally non-recourse. Mortgage debt typically restricts transfer of the encumbered assets, prohibits additional liens, restricts prepayment, requires payment of real estate taxes, requires maintenance of the assets in good condition, requires maintenance of insurance on the assets and includes conditions to obtain lender consent to enter into or terminate material leases. Some of the mortgage debt is also cross-collateralized by multiple assets and may require tenants or operators to maintain compliance with the applicable leases or operating agreements of such real estate assets.

  Other Debt

        At December 31, 2012, the Company had $82 million of non-interest bearing life care bonds at two of its CCRCs and non-interest bearing occupancy fee deposits at two of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively, "Life Care Bonds"). The Life Care Bonds are refundable to the residents upon the termination of the contract or upon the successful resale of the unit.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Debt Maturities

        The following table summarizes the Company's stated debt maturities and scheduled principal repayments at December 31, 2012 (in thousands):

Year	Term Loan(1)	Senior Unsecured Notes	Mortgage Debt	Total(2)
2013	$—	$550,000	$291,747	$841,747
2014	—	487,000	179,695	666,695
2015	—	400,000	308,048	708,048
2016	222,694	900,000	291,338	1,414,032
2017	—	750,000	550,052	1,300,052
Thereafter	—	3,650,000	65,886	3,715,886

	222,694	6,737,000	1,686,766	8,646,460
(Discounts) and premiums, net	—	(24,376)	(10,222)	(34,598)

	$222,694	$6,712,624	$1,676,544	$8,611,862

(1)
Represents £137 million translated into U.S. dollars as of December 31, 2012.

(2)
Excludes $82 million of other debt that represents non-interest bearing Life Care Bonds and occupancy fee deposits at certain of the Company's senior housing facilities, which have no scheduled maturities.

(12) Commitments and Contingencies

  Legal Proceedings

        From time to time, the Company is a party to legal proceedings, lawsuits and other claims that arise in the ordinary course of the Company's business. Except as described in this Note 12, the Company is not aware of any other legal proceedings or claims that it believes may have, individually or taken together, a material adverse effect on the Company's business, prospects, financial condition, results of operations or cash flows. The Company's policy is to accrue legal expenses as they are incurred.

        On May 3, 2007, Ventas, Inc. ("Ventas") filed a complaint against the Company in the United States District Court for the Western District of Kentucky alleging, among other things, that the Company interfered with Ventas's prospective business advantage in connection with Ventas's 2007 acquisition of Sunrise Senior Living Real Estate Investment Trust ("Sunrise REIT"). Ventas sought compensatory damages in excess of $300 million plus punitive damages. Prior to the jury deliberations, the District Court dismissed, among other rulings, Ventas's claim for punitive damages. On September 4, 2009, the jury returned a verdict in favor of Ventas in the amount of approximately $102 million. The Company recognized $102 million as a provision for litigation expense during the three months ended September 30, 2009. Both Ventas and the Company appealed various rulings of the District Court and the jury verdict to the United States Sixth Circuit Court of Appeals. On May 17, 2011, the Sixth Circuit Court of Appeals held that the District Court erred by not submitting Ventas's claim for punitive damages to the jury, and affirmed the District Court's judgment in all other respects. On August 23, 2011, the Company paid Ventas $102 million resulting from the jury verdict. On November 9, 2011, the Company and Ventas settled all claims relating to the litigation and the Company paid $125 million to Ventas in addition to the $102 million paid in August 2011.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The following table provides information regarding the Company's concentration with respect to certain operators; the information provided is presented for the gross assets and revenues that are associated with certain operators as percentages of the respective segment's and total Company's gross assets and revenues:

  Segment Concentrations:

	Percentage of Senior Housing Gross Assets		Percentage of Senior Housing Revenues
	December 31,		Year Ended December 31,
Operators	2012	2011	2012	2011	2010
HCR ManorCare(1)	11	14	11	10	—
Brookdale(2)	11	14	14	22	11
Emeritus(3)	35	19	23	24	14
Sunrise(3)(4)	17	22	15	19	21

	Percentage of Post-Acute/ Skilled Nursing Gross Assets		Percentage of Post-Acute/ Skilled Nursing Revenues
	December 31,		Year Ended December 31,
Operators	2012	2011	2012	2011	2010
HCR ManorCare(1)	89	94	90	84	30

  Total Company Concentrations:

	Percentage of Total Company Gross Assets		Percentage of Total Company Revenues
	December 31,		Year Ended December 31,
Operators	2012	2011	2012	2011	2010
HCR ManorCare(1)	31	35	30	27	9
Brookdale(2)	4	5	5	7	5
Emeritus(3)	13	6	8	7	6
Sunrise(3)(4)	7	7	5	6	9

(1)
On April 7, 2011, the Company completed the acquisition of HCR ManorCare's real estate assets, which included the settlement of the Company's HCR ManorCare debt investments, see Notes 3 and 7 for additional information.

(2)
As of December 31, 2012 and 2011, Brookdale Senior Living ("Brookdale") percentages do not include $692 and $683 million, respectively, of senior housing assets related to 21 senior housing facilities that Brookdale operates (beginning September 1, 2011) on the Company's behalf under a RIDEA structure. Assuming that these assets were attributable to Brookdale, the percentage of combined segment and total assets attributable to Brookdale would be 20% and 8%, respectively, as of December 31, 2012, and 26% and 9%, respectively, as of December 31, 2011. For the years ended December 31, 2012 and 2011, Brookdale percentages do not include $143 million and $47 million, respectively, of senior

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  housing revenues, related to 21 senior housing facilities that Brookdale operates on the Company's behalf under a RIDEA structure. Assuming that these revenues were attributable to Brookdale, the percentage of combined segment and total revenues attributable to Brookdale would be 36% and 12%, respectively, for the year ended December 31, 2012 and 31% and 10%, respectively, for the year ended December 31, 2011.

(3)
27 properties formerly operated by Sunrise were transitioned to Emeritus effective November 1, 2010. For the year ended December 31, 2010, Sunrise percentages exclude $33 million of revenues for 27 properties due to the consolidation of four VIEs from August 31 2010 to November 1, 2010. Assuming that these revenues were attributable to Sunrise, the percentage of segment and total revenues for Sunrise would be 28% and 12%, respectively, for the year ended December 31, 2010. Percentage of total revenues from Emeritus for the year ended December 31, 2012 includes partial results for Blackstone JV acquisition. Assuming that full-year results were included for this acquisition in the Company's 2012 revenues, the percentage of segment revenues and total revenues would be 36% and 12%, respectively.

(4)
Certain of the Company's properties are leased to tenants who have entered into management contracts with Sunrise to operate the respective property on their behalf. The Company's concentration of gross assets includes properties directly leased to Sunrise and properties that are managed by Sunrise on behalf of third party tenants.

        On September 1, 2011, the Company completed a strategic venture with Brookdale that includes the operation of 37 HCP-owned senior living communities previously leased to or operated by Horizon Bay Retirement Living ("Horizon Bay"). As part of this transaction, Brookdale acquired Horizon Bay and: (i) assumed an existing triple-net lease for nine HCP communities; (ii) entered into a new triple-net lease related to four HCP communities; (iii) assumed Horizon Bay's management of three HCP communities, one of which was recently developed by HCP; and (iv) entered into management contracts and a joint venture agreement for a 10% interest in the real estate and operations for 21 of the Company's communities that are in a RIDEA structure. In connection with these transactions, the Company purchased approximately one million shares of Brookdale's common stock in June 2011 (see Note 10 for additional information regarding these marketable equity securities).

        Under the provisions of RIDEA, a REIT may lease "qualified health care properties" on an arm's length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an "eligible independent contractor." The year ended December 31, 2012 includes $143 million and $91 million in revenues and operating expenses, respectively, as a result of reflecting the facility-level results for the 21 RIDEA facilities operated by Brookdale beginning September 1, 2011. The year ended December 31, 2011 includes $47 million and $30 million in revenues and operating expenses, respectively, as a result of reflecting the facility-level results for the 21 RIDEA facilities.

        The year ended December 31, 2010 includes increases of $29 million and $26 million in revenues and operating expenses, respectively, as a result of reflecting the facility-level results for 27 facilities leased to four VIE tenants operated by Sunrise that were consolidated, for the period from August 31, 2010 to November 1, 2010, as a result of the termination rights the Company acquired from the settlement agreement discussed above. See Note 21 for additional information regarding VIEs.

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

        At December 31, 2012 and 2011, the Company's gross real estate assets in the state of California, excluding assets held-for-sale, represented approximately 20% and 23% of the Company's total assets, respectively. For the year ended December 31, 2012, the Company's revenues derived from properties

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

located in the states of California, Texas and Florida represented approximately 22%, 12% and 10% of the Company's total revenues, respectively.

  DownREIT LLCs

        In connection with the formation of certain DownREIT limited liability companies ("LLCs"), members may contribute appreciated real estate to a DownREIT LLC in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if a contributed property is later sold by the DownREIT LLC, the unamortized pre-contribution gain that exists at the date of sale is specifically allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT LLC. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT LLC in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Code ("make-whole payments"). These make-whole payments include a tax gross-up provision. These indemnification agreements have expiration terms that range through 2033.

  Credit Enhancement Guarantee

        Certain of the Company's senior housing facilities serve as collateral for $117 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, had a carrying value of $374 million as of December 31, 2012.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DFLs, subject to purchase options, in the year that the purchase options are exercisable, are summarized as follows (dollars in thousands):

Year	Annualized Base Rent(1)	Number of Properties
2013	$42,700	23
2014	36,666	15
2015	16,702	15
2016	38,933	18
2017	1,685	2
Thereafter	96,859	58

	$233,545	131

(1)
Represents the most recent month's base rent including additional rent floors and cash income from direct financing leases annualized for 12 months. Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of above and below market lease intangibles, DFL interest accretion and deferred revenues).

  Rental Expense

        The Company's rental expense attributable to continuing operations for the years ended December 31, 2012, 2011 and 2010 was approximately $7 million, $6 million and $6 million, respectively. These rental expense amounts include ground rent and other leases. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. These leases have terms that are up to 99 years, excluding extension options. Future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2012 were as follows (in thousands):

Year	Amount
2013	$7,734
2014	7,119
2015	6,372
2016	5,228
2017	4,797
Thereafter	193,324

$224,574

(13) Equity

  Preferred Stock

        On April 23, 2012, the Company redeemed all of its outstanding preferred stock consisting of 4,000,000 shares of its 7.25% Series E preferred stock and the 7,820,000 shares of its 7.10% Series F preferred stock. The shares of Series E and Series F preferred stock were redeemed at a price of $25 per share, or $295.5 million in aggregate, plus all accrued and unpaid dividends to the redemption date. As a result of the redemption, which was announced on March 22, 2012, the Company incurred a charge of $10.4 million related to the original issuance costs of the preferred stock (this charge is

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

presented as an additional preferred stock dividend in the Company's consolidated statements of income).

        Distributions with respect to the Company's preferred stock can be characterized for federal income tax purposes as taxable ordinary dividends, capital gain dividends, nondividend distributions or a combination thereof. Following is the characterization of the Company's annual preferred stock dividends per share:

	Series E			Series F
	December 31,			December 31,
	2012(1)	2011	2010	2012(1)	2011	2010
	(unaudited)
Ordinary dividends	$0.4383	$1.4335	$1.6695	$0.4292	$1.4038	$1.6350
Capital gain dividends	0.0148	0.3790	0.1430	0.0145	0.3712	0.1400

	$0.4531	$1.8125	$1.8125	$0.4437	$1.7750	$1.7750

(1)
As discussed above, the Company redeemed all of its outstanding preferred stock on April 23, 2012.

  Common Stock

        Distributions with respect to the Company's common stock can be characterized for federal income tax purposes as taxable ordinary dividends, capital gain dividends, nondividend distributions or a combination thereof. Following is the characterization of the Company's annual common stock dividends per share:

	Year Ended December 31,
	2012	2011	2010
	(unaudited)
Ordinary dividends	$1.4618	$0.9259	$1.0935
Capital gain dividends	0.0495	0.2448	0.0937
Nondividend distributions	0.4887	0.7493	0.6728

	$2.0000	$1.9200	$1.8600

        On January 25, 2013, the Company announced that its Board declared a quarterly cash dividend of $0.525 per share. The common stock cash dividend will be paid on February 19, 2013 to stockholders of record as of the close of business on February 4, 2013.

        On October 19, 2012, we completed a public offering of 22 million shares of common stock and received net proceeds of $979 million, which were primarily used to acquire the 129 senior housing communities from the Blackstone JV.

        In June 2012, the Company completed a $376 million offering of 8.97 million shares of common stock at a price of $41.88 per share, which were primarily used to repay $250 million of maturing senior unsecured notes, which accrued interest at a rate of 6.45%.

        In March 2012, the Company completed a $359 million offering of 9.0 million shares of common stock at a price of $39.93 per share, which were primarily used to redeem all outstanding shares of the Company's preferred stock.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In March 2011, the Company completed a $1.273 billion public offering of 34.5 million shares of common stock at a price of $36.90 per share. The Company received total net proceeds of $1.235 billion, which were primarily used to finance part of the aggregate purchase price of the HCR ManorCare Acquisition. The following is a summary of the Company's other issuances of common stock:

	Year Ended December 31,
	2012	2011
	(shares in thousands)
Dividend Reinvestment and Stock Purchase Plan	1,064	1,910
Conversion of DownREIT units	736	80
Exercise of stock options	2,455	1,157
Vesting of restricted stock units(1)	707	228

(1)
Issued under the Company's 2006 Performance Incentive Plan.

  Accumulated Other Comprehensive Loss

        The following is a summary of the Company's accumulated other comprehensive loss (in thousands):

	December 31,
	2012	2011
Unrealized gains on available for sale securities	$7,776	$—
Unrealized losses on cash flow hedges, net	(18,452)	(15,712)
Supplemental Executive Retirement Plan minimum liability	(3,150)	(2,794)
Cumulative foreign currency translation adjustment	(827)	(1,076)

Total accumulated other comprehensive loss	$(14,653)	$(19,582)

  Noncontrolling Interests

        At December 31, 2012, there were four million non-managing member units (six million shares of HCP common stock are issuable upon conversion) outstanding in four DownREIT LLCs, in all of which the Company is the managing member. At December 31, 2012, the carrying and market values of the four million DownREIT units were $188 million and $275 million, respectively.

(14) Segment Disclosures

        The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the senior housing, post-acute/skilled nursing, life science and hospital segments, the Company invests or co-invests primarily in single operator or tenant properties, through the acquisition and development of real estate, management of operations (RIDEA) and by debt issued by operators in these sectors. Under the medical office segment, the Company invests or co-invests through the acquisition and development of medical office buildings ("MOBs") that are leased under gross, modified gross or triple-net leases, generally to multiple tenants, and which generally require a greater level of property management. The accounting policies of the segments are the same as those described under Summary of Significant Accounting Policies (see Note 2). There were no intersegment

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sales or transfers during the years ended December 31, 2012 and 2011. The Company evaluates performance based upon property net operating income from continuing operations ("NOI"), adjusted NOI and interest income of the combined investments in each segment.

        Non-segment assets consist primarily of corporate assets including cash, restricted cash, accounts receivable, net, marketable equity securities, deferred financing costs and, if any, real estate held-for-sale. Interest expense, depreciation and amortization and non-property specific revenues and expenses are not allocated to individual segments in determining the Company's performance measure. See Note 12 for other information regarding concentrations of credit risk.

        Summary information for the reportable segments follows (in thousands):

        For the year ended December 31, 2012:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2) (Cash NOI)
Senior housing	$482,336	$143,745	$3,503	$—	$629,584	$531,419	$480,872
Post-acute/skilled nursing	539,242	—	19,993	—	559,235	538,856	462,927
Life science	289,664	—	—	4	289,668	236,491	226,997
Medical office	334,811	—	—	1,891	336,702	202,547	197,569
Hospital	84,493	—	1,040	—	85,533	80,980	78,995

Total	$1,730,546	$143,745	$24,536	$1,895	$1,900,722	$1,590,293	$1,447,360

        For the year ended December 31, 2011:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2) (Cash NOI)
Senior housing	$470,592	$50,619	$178	$70	$521,459	$486,673	$433,728
Post-acute/skilled nursing	397,554	—	98,450	—	496,004	396,969	339,946
Life science	288,151	—	—	4	288,155	235,355	212,250
Medical office	320,115	—	—	1,999	322,114	192,213	186,180
Hospital	83,128	—	1,236	—	84,364	78,798	76,402

Total	$1,559,540	$50,619	$99,864	$2,073	$1,712,096	$1,390,008	$1,248,506

        For the year ended December 31, 2010:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2) (Cash NOI)
Senior housing	$337,220	$32,596	$364	$2,300	$372,480	$341,043	$306,682
Post-acute/skilled nursing	36,023	—	121,703	—	157,726	35,847	34,685
Life science	276,762	—	—	4	276,766	228,270	204,938
Medical office	309,285	—	—	2,362	311,647	181,398	175,654
Hospital	83,491	—	38,096	—	121,587	78,661	73,642

Total	$1,042,781	$32,596	$160,163	$4,666	$1,240,206	$865,219	$795,601

(1)
Represents rental and related revenues, tenant recoveries, and income from DFLs.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)
NOI is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate. The Company defines NOI as rental and related revenues, including tenant recoveries, resident fees and services, and income from direct financing leases, less property level operating expenses. NOI excludes interest income, investment management fee income, interest expense, depreciation and amortization, general and administrative expenses, litigation settlement, impairments, impairment recoveries, other income, net, income taxes, equity income from and impairments of investments in unconsolidated joint ventures, and discontinued operations. The Company believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL accretion, amortization of above and below market lease intangibles, and lease termination fees. Adjusted NOI is sometimes referred to as "cash NOI." The Company uses NOI and adjusted NOI to make decisions about resource allocations and to assess and compare property level performance. The Company believes that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP because it does not reflect the aforementioned excluded items. Further, the Company's definition of NOI may not be comparable to the definition used by other REITs, as those companies may use different methodologies for calculating NOI.

        The following is a reconciliation from reported net income to NOI and adjusted NOI (in thousands):

	Years ended December 31,
	2012	2011	2010
Net income	$846,842	$554,494	$344,395
Interest income	(24,536)	(99,864)	(160,163)
Investment management fee income	(1,895)	(2,073)	(4,666)
Interest expense	417,130	416,396	285,508
Depreciation and amortization	358,245	349,922	306,934
General and administrative	79,454	96,121	83,019
Litigation settlement and provision	—	125,000	—
Impairments (recoveries)	7,878	15,400	(11,900)
Other income, net	(2,776)	(12,732)	(16,194)
Income taxes	(1,636)	1,250	412
Equity income from unconsolidated joint ventures	(54,455)	(46,750)	(4,770)
Impairments of investment in unconsolidated joint venture	—	—	71,693
Total discontinued operations	(33,958)	(7,156)	(29,049)

NOI	1,590,293	1,390,008	865,219
Straight-line rents	(47,311)	(59,173)	(47,243)
DFL accretion	(94,240)	(74,007)	(10,641)
Amortization of above and below market lease intangibles, net	(2,232)	(4,510)	(6,378)
Lease termination fees	(636)	(5,873)	(7,665)
NOI adjustments related to discontinued operations	1,486	2,061	2,309

Adjusted NOI	$1,447,360	$1,248,506	$795,601

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company's total assets by segment were (in thousands):

	December 31,
Segments	2012	2011	2010
Senior housing	$7,658,612	$5,785,441	$4,196,456
Post-acute/skilled nursing	6,080,826	5,644,472	2,133,640
Life science	3,932,397	3,886,851	3,709,528
Medical office	2,661,394	2,336,302	2,299,311
Hospital	724,999	757,618	770,038

Gross segment assets	21,058,228	18,410,684	13,108,973
Accumulated depreciation and amortization	(1,978,597)	(1,646,736)	(1,386,850)

Net segment assets	19,079,631	16,763,948	11,722,123
Assets held-for-sale, net	—	106,295	147,538
Other non-segment assets	835,924	538,232	1,462,262

Total assets	$19,915,555	$17,408,475	$13,331,923

        At December 31, 2012, goodwill of $50.3 million is allocated as follows: (i) senior housing—$30.5 million, (ii) medical office—$11.4 million, (iii) post-acute/skilled nursing—$3.3 million and (iv) hospital—$5.1 million. The Company completed the required annual impairment test during the three months ended December 31, 2012; no impairment was recognized based on the results of this impairment test.

(15) Future Minimum Rents

        Future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under non-cancelable operating leases as of December 31, 2012, are as follows (in thousands):

Year	Amount
2013	$1,043,473
2014	1,004,409
2015	963,872
2016	926,289
2017	852,670
Thereafter	4,182,607

$8,973,320

(16) Compensation Plans

  Stock Based Compensation

        On May 11, 2006, the Company's stockholders approved the 2006 Performance Incentive Plan (the "2006 Incentive Plan"). The 2006 Incentive Plan provides for the granting of stock-based compensation, including stock options, restricted stock and performance restricted stock units to officers, employees and directors in connection with their employment with or services provided to the Company. On April 23, 2009, the Company's stockholders amended the 2006 Incentive Plan. As a result of the amendment, the maximum number of shares reserved for awards under the 2006 Incentive Plan, as amended, is 23.2 million shares. The maximum number of shares available for future awards under the

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2006 Incentive Plan is 6.8 million shares at December 31, 2012, of which approximately 4.5 million shares may be issued as restricted stock and performance restricted stock units.

  Stock Options

        Stock options are granted with an exercise price per share equal to the closing market price of the company's common stock on the grant date. Stock options generally vest ratably over a four- to five-year period and have a 10-year contractual term. Vesting of certain options may accelerate, as provided in the 2006 Incentive Plan or in the applicable award agreement, upon retirement, a change in control or other specified events. Upon the exercise of options, the participant is required to pay the exercise price of the options being exercised and the related tax withholding obligation. Participants have the ability to elect to have the Company withhold the number of shares to be delivered upon exercise of stock options to pay the related exercise price and tax withholding obligation. The value of the shares withheld is dependent upon the closing market price of the Company's common stock on the date that the relevant transaction occurs.

        A summary of the stock option activity in 2012 is presented in the following table (dollars and shares in thousands, except per share amounts):

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2012	6,524	$28.76	6.1	$84,169
Granted	455	41.64
Exercised	(3,838)	28.33
Forfeited	(14)	26.40

Outstanding as of December 31, 2012	3,127	31.16	6.9	43,774

Exercisable as of December 31, 2012	539	32.09	6.0	7,041

        The following table summarizes additional information concerning outstanding and exercisable stock options at December 31, 2012 (shares in thousands):

			Weighted Average Remaining Contractual Term (Years)	Currently Exercisable
Range of Exercise Price	Shares Under Options	Weighted Average Exercise Price		Shares Under Options	Weighted Average Exercise Price
$23.34 - $25.52	910	$23.34	6.1	54	$23.34
27.11 - 28.35	739	28.28	6.8	210	28.12
31.95 - 41.64	1,478	37.41	7.4	275	36.84

	3,127	31.16	6.9	539	32.09

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes additional information concerning unvested stock options at December 31, 2012 (shares in thousands):

	Shares Under Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	3,285	$3.77
Granted	455	6.34
Vested	(1,138)	3.59
Forfeited	(14)	3.67

Unvested at December 31, 2012	2,588	4.30

        The weighted average fair value per share at the date of grant for options awarded during the years ended December 31, 2012, 2011 and 2010 was $6.34, $5.97 and $5.17, respectively. The total vesting date intrinsic value (at vesting) of shares under options vested during the years ended December 31, 2012, 2011 and 2010 was $18.0 million, $15.8 million and $10.7 million, respectively. The total intrinsic value of vested shares under options at December 31, 2012 was $7.0 million.

        Proceeds received from options exercised under the 2006 Incentive Plan for the years ended December 31, 2012, 2011 and 2010 were $51.6 million, $30.8 million and $6.3 million, respectively. The total intrinsic value (at exercise) of options exercised during the years ended December 31, 2012, 2011 and 2010 was $51.0 million, $13.4 million and $2.3 million, respectively.

        The fair value of the stock options granted during the years ended December 31, 2012, 2011 and 2010 was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions described below. The risk-free rate is based on the U.S. Treasury yield curve in effect at the grant date. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees and turnover rates. For stock options granted in 2012, 2011 and 2010, the expected volatility was based on the average of the Company's: (i) historical volatility of the adjusted closing prices of its common stock for a period equal to the stock option's expected life, ending on the grant date, calculated on a weekly basis and (ii) the implied volatility of traded options on its common stock for a period equal to 30 days ending on the grant date. For stock options granted prior to 2010, the expected volatility was based on the Company's historical volatility of the adjusted closing prices of its common stock for a period equal to the stock option's expected life, ending on the grant date and calculated on a weekly basis. The following table summarizes the Company's stock option valuation assumptions used with respect to stock options awarded in 2012, 2011 and 2010:

	2012	2011	2010
Risk-free rate	1.09%	2.58%	2.77%
Expected life (in years)	5.9	6.5	6.3
Expected volatility	32.7%	31.8%	35.0%
Expected dividend yield	5.9%	6.1%	6.2%

  Restricted Stock and Performance Restricted Stock Units

        Under the 2006 Incentive Plan, restricted stock and performance restricted stock units generally have a contractual life or vest over a three- to five-year period. The vesting of certain restricted shares

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and units may accelerate, as provided in the 2006 Incentive Plan or in the applicable award agreement, upon retirement, a change in control or other specified events. When vested, each performance restricted stock unit is convertible into one share of common stock. The restricted stock and performance restricted stock units are valued on the grant date based on the closing market price of the Company's common stock on that date. Generally, the Company recognizes the fair value of the awards over the applicable vesting period as compensation expense. Upon any exercise or payment of restricted shares or units, the participant is required to pay the related tax withholding obligation. Participants generally have the flexibility to elect to have the Company reduce the number of shares to be delivered to pay the related tax withholding obligation. The value of the shares withheld is dependent on the closing market price of the Company's common stock on the date that the relevant transaction occurs. During 2012, 2011 and 2010, the Company withheld 361,000, 136,000 and 154,000 shares, respectively, to offset tax withholding obligations with respect to the restricted stock and restricted stock unit awards.

        The following table summarizes additional information concerning restricted stock and restricted stock units at December 31, 2012 (units and shares in thousands):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	1,478	$32.59	339	$27.75
Granted	456	41.67	—	N/A
Vested	(707)	33.03	(186)	27.55
Forfeited	(7)	38.29	(8)	26.72

Unvested at December 31, 2012	1,220	35.16	145	27.24

        At December 31, 2012, the weighted average remaining vesting period of restricted stock units and restricted stock was three years. The total fair values (at vesting) of restricted stock and restricted stock units which vested for the years ended December 31, 2012, 2011 and 2010 were $38.6 million, $14.4 million and $12.5 million, respectively.

        As the Company pays dividends on its outstanding common stock, holders of restricted stock awards are generally entitled to any dividends on the underlying restricted shares, and holders of restricted stock units generally have the right to a cash payment equal to the dividends that would be paid on a number of shares of Company common stock equal to the number of outstanding units subject to the award.

        On August 14, 2006, the Company granted 219,000 restricted stock units to the Company's Chairman and Chief Executive Officer. The restricted stock units vest over a period of 10 years beginning in 2012, subject to accelerated vesting in certain circumstances as provided in the applicable award agreement and the Company's employment agreement with its Chief Executive Officer. Each vested unit will be convertible, upon payment of the award, into one share of common stock. Additionally, as the Company pays dividends on its outstanding common stock, the original award will be credited with additional restricted stock units as dividend equivalents (in lieu of receiving a cash payment). Generally, the dividend equivalent restricted stock units will be subject to the same vesting and other conditions as applied to the grant. At December 31, 2012, the total number of restricted stock units under this arrangement was approximately 317,000.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In 2012, the Company implemented a clawback policy that is retroactive to prior years pursuant to which its Board of Directors or Compensation Committee shall, in such circumstances as it determines to be appropriate, require reimbursement or cancellation of all or a portion of any short or long-term cash or equity incentive awards or payments to an officer (or former officer, as the case may be) of the Company where: (1) the amount of, or number of shares included in, any such payment or award was determined based on the achievement of financial results that were subsequently the subject of an accounting restatement due to noncompliance with any financial reporting requirement under the securities laws; and (2) a lesser payment or award of cash or shares would have been made to the individual based upon the restated financial results; and (3) the payment or award of cash or shares was received by the individual prior to or during the 12-month period following the first public issuance or filing of the financial results that were subsequently restated.

        Total share-based compensation expense recognized during the years ended December 31, 2012, 2011 and 2010 was $23.3 million, $20.2 million and $15.1 million, respectively. As of December 31, 2012, there was $41.6 million of deferred compensation cost associated with future employee services, related to unvested share-based compensation arrangements granted under the Company's incentive plans, which is expected to be recognized over a weighted average period of three years.

  Employee Benefit Plan

        The Company maintains a 401(k) and profit sharing plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Code. The Company provides a matching contribution of up to 4% of each participant's eligible compensation. During 2012, 2011 and 2010, the Company's matching contributions were approximately $0.8 million, $0.8 million and $0.9 million, respectively.

(17) Impairments

        During the year ended December 31, 2012, the Company executed an expansion of its tenant relationship with General Atomics in Poway, CA, to a total of 396,000 square feet, consisting of the following: (i) a lease extension of 281,000 square feet through June 2024, (ii) a new 10—year lease for a 115,000 square feet building to be developed and (iii) the purchase of a 19 acre land parcel from the Company for $19 million. As a result of the land sale the Company recognized an impairment charge of $7.9 million, which reduced the carrying value of the Company's investment from $27 million to the $19 million sales price. The fair value of the Company's land parcel was based on the sales price from its disposition in conjunction with this transaction. The sales price of the land parcel was considered to be a Level 3 measurement within the fair value hierarchy.

        During the year ended December 31, 2011, the Company concluded that its senior secured term loan to Delphis was impaired and established a provision for losses (impairment) of $15.4 million. The impairment resulted from the Company's conclusion that the carrying value of its loan was in excess of the fair value of the loan's underlying collateral assets. This provision for losses reduced the carrying value of its investment from $91.1 million to its fair value of $75.7 million. The fair value of the Company's loan investment was based on a discounted cash flow valuation model and inputs considered to be a Level 3 measurement within the fair value hierarchy. Inputs to this valuation model include real estate capitalization rates, discount rates, earnings multiples, industry growth rates and operating margins, some of which influence the Company's expectation of future cash flows from the loan and, accordingly, the fair value of its investment.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(18) Income Taxes

        For the year ended December 31, 2012, the Company recorded an income tax benefit of $1.6 million, as compared to income tax expense of $1.2 million and $0.4 million for the years ended December 31, 2011 and 2010, respectively. The Company's income tax expense from discontinued operations was insignificant for the years ended December 31, 2012, 2011 and 2010. The Company's deferred income tax expense and its balance in deferred tax assets and liabilities were insignificant as of December 31, 2012, 2011 and 2010.

        The Company files numerous U.S. federal, state and local income and franchise tax returns. With a few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by taxing authorities for years prior to 2008.

        At December 31, 2012 and 2011, the tax basis of the Company's net assets is less than the reported amounts by $7.6 billion and $7.4 billion, respectively. The difference between the reported amounts and the tax basis is primarily related to the Slough Estates USA, Inc. ("SEUSA") and HCR ManorCare acquisitions, which occurred in 2007 and 2011, respectively. Both SEUSA and HCR ManorCare were corporations subject to federal and state income taxes. As a result of these acquisitions, the Company succeeded to the tax attributes of SEUSA and HCR ManorCare, including the tax basis in the acquired companies' assets and liabilities. The Company generally will be subject to a corporate-level tax on any taxable disposition of SEUSA's pre-acquisition assets that occur within ten years after its August 1, 2007 acquisition, and any taxable disposition of HCR ManorCare's pre-acquisition assets that occur within ten years after its April 7, 2011 acquisition.

        The corporate-level tax associated with the disposition of assets acquired in connection with the SEUSA and HCR ManorCare acquisitions would be assessed only to the extent of the built-in gain that existed on the date of each acquisition, based on the fair market value of the assets on August 1, 2007, with respect to SEUSA, and April 7, 2011, with respect to HCR ManorCare. The Company does not expect to dispose of any assets included in either acquisition that would result in the imposition of a material tax liability. As a result, the Company has not recorded a deferred tax liability associated with this corporate-level tax. Gains from asset dispositions occurring more than 10 years after either acquisition will not be subject to this corporate-level tax. However, from time to time, the Company may dispose of SEUSA or HCR ManorCare assets before the applicable 10-year periods if it is able to effect a tax deferred exchange.

        In connection with the SEUSA and HCR ManorCare acquisitions, the Company assumed unrecognized tax benefits of $8 million and $2 million, respectively. During 2011, the Company had a

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

net decrease in unrecognized tax benefits of $4.9 million. The decrease was caused by the reversal of the remaining $6.9 million in unrecognized tax benefits related to the SEUSA acquisition caused by SEUSA's settlement of federal and state tax audits for all years for which unrecognized tax benefits had been accrued, net of a $2.0 million increase in unrecognized tax benefits assumed in connection with the HCR ManorCare acquisition. At December 31, 2012 and 2011, the entire $2.0 million balance in unrecognized tax benefits was related to HCP's acquisition of HCR ManorCare.

        A reconciliation of the Company's beginning and ending unrecognized tax benefits follows (in thousands):

Amount
Balance at January 1, 2010	$7,975
Reductions based on prior years' tax positions	(1,085)
Additions based on 2010 tax positions	—

Balance at December 31, 2010	6,890
Additions based on prior years' tax positions	1,783
Reductions based on prior years' tax positions	(6,890)
Additions based on 2011 tax positions	194

Balance at December 31, 2011	1,977
Reductions based on prior years' tax positions	—
Additions based on 2012 tax positions	—

Balance at December 31, 2012	$1,977

        The Company anticipates that the balance in unrecognized tax benefits will decrease over the next 12 months by approximately $891,000 due to a lapse in the statute of limitations.

        For the year ended December 31, 2012, the Company recorded an insignificant increase to interest expense associated with the unrecognized tax benefits. Due to the reversal of the remaining balance of the SEUSA unrecognized tax benefits during 2011, the related $1.3 million of interest expense was also reversed. During the years ended December 31, 2011 and 2010, the Company recorded net reductions to interest expense of $1.1 million and net increases to interest expense of $0.2 million, respectively, associated with the unrecognized tax benefits.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Earnings Per Common Share

        The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Numerator
Income from continuing operations	$812,884	$547,338	$315,346
Noncontrolling interests' share in continuing operations	(12,411)	(15,484)	(13,563)

Income from continuing operations applicable to HCP, Inc.	800,473	531,854	301,783
Preferred stock dividends	(17,006)	(21,130)	(21,130)
Participating securities' share in continuing operations	(3,245)	(2,459)	(2,081)

Income from continuing operations applicable to common shares	780,222	508,265	278,572
Discontinued operations	33,958	7,156	29,049
Noncontrolling interests' share in discontinued operations	(1,891)	(119)	(123)

Net income applicable to common shares	$812,289	$515,302	$307,498

Denominator
Basic weighted average common shares	427,047	398,446	305,574
Dilutive potential common shares	1,269	1,772	1,326

Diluted weighted average common shares	428,316	400,218	306,900

Basic earnings per common share
Income from continuing operations	$1.83	$1.28	$0.91
Discontinued operations	0.07	0.01	0.10

Net income applicable to common stockholders	$1.90	$1.29	$1.01

Diluted earnings per common share
Income from continuing operations	$1.83	$1.28	$0.91
Discontinued operations	0.07	0.01	0.09

Net income applicable to common shares	$1.90	$1.29	$1.00

        Restricted stock and certain of the Company's performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, which require the use of the two-class method when computing basic and diluted earnings per share.

        Options to purchase approximately 0.6 million, 1.1 million and 1.9 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the years ended December 31, 2012, 2011 and 2010, respectively, were not included because they are anti-dilutive. Additionally, six million shares issuable upon conversion of four million DownREIT units during the years ended December 31, 2012, 2011 and 2010 were not included because they are anti-dilutive.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) Supplemental Cash Flow Information

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Supplemental cash flow information:
Interest paid, net of capitalized interest	$389,753	$348,455	$282,750
Income taxes paid	1,790	1,710	1,765
Capitalized interest	23,360	26,402	21,664
Supplemental schedule of non-cash investing activities:
Loan received upon real estate disposition	—	—	21,519
Accrued construction costs	14,157	11,525	3,558
Settlement of loans receivable as consideration for the HCR ManorCare Acquisition	—	1,990,406	—
Supplemental schedule of non-cash financing activities:
Restricted stock issued	—	—	224
Vesting of restricted stock units	707	228	276
Cancellation of restricted stock	8	35	52
Conversion of non-managing member units into common stock	24,988	3,456	6,135
Noncontrolling interests issued in connection with acquisitions	42,734	1,500	9,267
Mortgages included in the consolidation of HCP Ventures II	—	635,182	—
Mortgages and other liabilities assumed with real estate acquisitions	60,597	57,869	30,299
Unrealized gains (losses), net on available for sale securities and derivatives designated as cash flow hedges	4,649	(9,763)	(59)

        See additional information regarding supplemental non-cash financing activities related to of the HCR ManorCare Acquisition in Notes 3 and 7, the HCP Ventures II purchase in Note 8 and preferred stock redemption in Note 13.

(21) Variable Interest Entities

  Unconsolidated Variable Interest Entities

        At December 31, 2012, the Company leased 48 properties to a total of seven VIE tenants and had an additional investment in a loan to a VIE borrower. The Company has determined that it is not the primary beneficiary of these VIEs. The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company's involvement with these VIEs are presented below at December 31, 2012 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset/Liability Type	Carrying Amount
VIE tenants—operating leases	$297,497	Lease intangibles, net and straight-line rent receivables	$15,061
VIE tenants—DFLs	1,121,708	Net investment in DFLs	598,819
Loan—senior secured	30,652	Loans receivable, net	30,652

(1)
The Company's maximum loss exposure related to the VIE tenants represents the future minimum lease payments over the remaining term of the respective leases, which may be mitigated by re-leasing the properties to new tenants. The Company's maximum loss exposure related to its loan to the VIE represents its current aggregate carrying amount. See Note 12 for additional information on the VIE tenants.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As of December 31, 2012, the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls).

        The Company holds an interest-only, senior secured term loan made to a borrower (Delphis Operations, L.P.) that has been identified as a VIE (see Note 7 for additional information on the Delphis loan). The Company does not consolidate the VIE because it does not have the ability to control the activities that most significantly impact the VIE's economic performance. The loan is collateralized by all of the assets of the borrower (comprised primarily of interests in partnerships that operate surgical facilities, some of which are on the premises of properties owned by the Company or HCP Ventures IV, LLC) and is supported in part by limited guarantees made by certain former and current principals of the borrower. Recourse under certain of these guarantees is limited to the guarantors' respective ownership interests in certain entities owning real estate that are pledged to secure such guarantees.

  Consolidated Variable Interest Entities

        In September 2011, the Company formed a partnership in which it has a 90% ownership interest and a leasing relationship with an entity that operates 21 properties in a RIDEA structure ("RIDEA Entity"). The Company consolidated this entity as a result of the rights it acquired through the joint venture agreement with Brookdale (see Note 12 for additional information on the RIDEA structure). In the fourth quarter of 2012, upon the occurrence of a reconsideration event, it was determined that this RIDEA Entity is a VIE and that the Company is the primary beneficiary; therefore, the Company continues to consolidate this entity. The assets and liabilities of this RIDEA Entity substantially consist of cash and cash equivalents, accounts receivables, and accounts payable and accrued liabilities generated from its operating activities. The assets generated by the operating activities of the RIDEA Entity may be used to settle its contractual obligations, which include lease obligations to the Company. The Company is entitled to its ownership share of the RIDEA Entity's assets; however, it does not guarantee its liabilities (or contractual obligations) and is not liable to its general creditors.

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

(22) Fair Value Measurements

        The following table illustrates the Company's financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets. Recognized gains and losses are recorded in other income, net on the Company's consolidated statements of income. During the year ended December 31, 2012, there were no transfers of financial assets or liabilities between levels within the fair value hierarchy.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The financial assets and liabilities carried at fair value on a recurring basis at December 31, 2012 are as follows (in thousands):

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$24,829	$24,829	$—	$—
Interest-rate swap asset(1)	89	—	89	—
Interest-rate swap liabilities(1)	(12,699)	—	(12,699)	—
Currency swap liabilities(1)	(2,641)	—	(2,641)	—
Warrants(1)	670	—	—	670

	$10,248	$24,829	$(15,251)	$670

(1)
Interest rate and currency swaps as well as common stock warrant fair values are determined based on observable and unobservable market assumptions utilizing standardized derivative pricing models.

(23) Disclosures About Fair Value of Financial Instruments

        The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The fair values of loans receivable, bank line of credit, term loan, mortgage debt and other debt are based on rates currently prevailing for similar instruments with similar maturities. The fair values of the marketable debt securities, interest-rate and currency swap contracts as well as common stock warrants were determined based on observable and unobservable market assumptions using standardized pricing models. The fair values of the senior unsecured notes and marketable equity securities are determined utilizing market quotes.

        The table below summarizes the carrying amounts and fair values of the Company's financial instruments:

	December 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Loans receivable, net(2)	$276,030	$279,850	$110,253	$111,073
Marketable debt securities(3)	222,809	234,137	—	—
Marketable equity securities(1)	24,829	24,829	17,053	17,053
Warrants(3)	670	670	1,334	1,334
Bank line of credit(2)	—	—	454,000	454,000
Term loan(2)	222,694	222,694	—	—
Senior unsecured notes(1)	6,712,624	7,432,012	5,416,063	5,819,304
Mortgage debt(2)	1,676,544	1,771,155	1,764,571	1,870,070
Other debt(2)	81,958	81,958	87,985	87,985
Interest-rate swap asset(2)	89	89	—	—
Interest-rate swap liability(2)	12,699	12,699	12,123	12,123
Currency swap liabilities(2)	2,641	2,641	—	—

(1)
Level 1: Fair value calculated based on quoted prices in active markets.

(2)
Level 2: Fair value based on quoted prices for similar or identical instruments in active or inactive markets, respectively, or calculated utilizing model-derived valuations in which significant inputs or value drivers are observable in active markets.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)
Level 3: Fair value determined based on significant unobservable market inputs using standardized derivative pricing models.

(24) Derivative Financial Instruments

        The following table summarizes the Company's outstanding interest-rate swap contracts as of December 31, 2012 (dollars and GBP in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate/Buy Amount	Floating/Exchange Rate Index	Notional/Sell Amount	Fair Value(1)
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(8,666)
November 2008(3)	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	27,000	(3,878)
July 2009(4)	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	13,700	(155)
July 2012(4)	June 2016	Cash Flow	1.81%	1 Month GBP LIBOR+1.20%	£137,000	89
July 2012(5)	June 2016	Cash Flow	$79,600	Buy USD/Sell GBP	£ 50,700	(2,641)

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

(5)
Currency swap contract (buy USD/sell GBP) hedges the foreign currency exchange risk related to a portion of the Company's forecasted interest receipts on GBP denominated senior unsecured notes. Represents seven foreign exchange contracts to sell £7.2 million at a rate of $1.5695 on various dates between June 2013 and June 2016.

        The Company uses derivative instruments to mitigate the effects of interest rate and foreign currency fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. The Company does not use derivative instruments for speculative or trading purposes.

        The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of a derivative instrument due to adverse changes in market prices. Utilizing derivative instruments allows the Company to manage the risk of fluctuations in interest and foreign currency rates related to the potential impact these changes could have on future earnings, forecasted cash flows and the fair value of recognized obligations.

        Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative contracts, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At December 31, 2012, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

        During October and November 2007, the Company entered into two forward- starting interest-rate swap contracts with an aggregate notional amount of $900 million and settled the contracts during the three months ended June 30, 2008. The settlement value, less the ineffective portion of the hedging relationships, was recorded to accumulated other comprehensive income to be reclassified into interest expense over the forecasted term of the underlying unsecured fixed-rate debt. The interest-rate swap contracts were designated in qualifying, cash flow hedging relationships, to hedge the Company's

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exposure to fluctuations in the benchmark interest rate component of interest payments on forecasted, unsecured, fixed-rate debt that were expected to be issued in 2012 and 2013. During 2010, the Company revised its estimated issuance date for the underlying unsecured, fixed-rate debt. As a result, the Company recognized a $1.0 million charge in other income, net, during the year ended December 31, 2010, related to the interest payments that were no longer probable of occurring.

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

        On July 27, 2012, the Company entered into a foreign currency swap contracts to hedge the foreign currency exchange risk related to a portion of the forecasted interest receipts from its GBP denominated senior unsecured notes (see additional discussion of the Four Seasons Health Care Senior Unsecured Notes in Note 10). The cash flow hedge has a fixed USD/GBP exchange rate of 1.5695 (buy $11.4 million and sell £7.2 million semi-annually) for a portion of its forecasted semi-annual cash receipts denominated in GBP. The foreign currency swap contracts mature through June 2016 (the end of the non-call period of the senior unsecured notes). The fair value of the contracts at December 31, 2012 was a liability of $2.6 million and is included in accounts payable and accrued liabilities. During the year ended December 31, 2012, there was no ineffective portion related to this hedge.

        On July 27, 2012, the Company entered into an interest-rate swap contract that is designated as hedging the interest payments on its GBP denominated Term Loan due to fluctuations in the underlying benchmark interest rate (see additional discussions of the Term Loan in Note 11). The cash flow hedge has a notional amount of £137 million and expires in June 2016 (the maturity of the Term Loan). The fair value of the contract at December 31, 2012 was an asset of $89,000 and is included in other assets, net. During the year ended December 31, 2012, there was no ineffective portion related to this hedge.

        For the year ended December 31, 2012, the Company earned lower interest income of $209,000 and recognized additional interest expense of $3.3 million, resulting from its cash flow and fair value hedging relationships. At December 31, 2012, the Company expects that the hedged forecasted transactions for each of the outstanding qualifying cash flow hedging relationships remain probable of occurring and as a result no gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings.

        To illustrate the effect of movements in the interest rate and foreign currency markets, the Company performed a market sensitivity analysis on its outstanding hedging instruments. The Company applied various basis point spreads to the underlying interest rate curves and foreign currency exchange

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rates of the derivative portfolio in order to determine the instruments' change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

		Effects of Change in Interest and Foreign Currency Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
July 2005	July 2020	$1,675	$(1,578)	$3,301	$(3,204)
November 2008	October 2016	516	(468)	1,008	961
July 2009	July 2013	33	(36)	67	(70)
July 2012	June 2016	3,906	(3,694)	7,706	(7,494)
July 2012	June 2016	(588)	237	(1,000)	649

(25) Transactions with Related Parties

        Mr. Klaritch, an executive vice president of the Company, was previously a senior executive and limited liability company member of MedCap Properties, LLC, which was acquired in October 2003 by HCP and a joint venture of which HCP was the managing member. As part of that transaction, MedCap Properties, LLC contributed certain property interests to a newly-formed entity, HCPI/Tennessee LLC, in exchange for DownREIT units. In connection with the transactions, Mr. Klaritch received 113,431 non-managing member units in HCPI/Tennessee, LLC in a distribution of his interest in MedCap Properties, LLC. Each DownREIT unit is redeemable for an amount of cash approximating the then-current market value of two shares of HCP's common stock or, at HCP's option, two shares of HCP's common stock (subject to certain adjustments, such as stock splits, stock dividends and reclassifications). During the year ended December 31, 2012, Mr. Klaritch and his affiliates exchanged their remaining approximately 45,000 HCPI/Tennessee, LLC DownREIT units for approximately 90,000 shares of the Company's common stock.

(26) Selected Quarterly Financial Data

        Selected quarterly information for the years ended December 31, 2012 and 2011 is as follows (in thousands, except per share amounts). Results of operations for properties sold or to be sold have been classified as discontinued operations for all periods presented:

	Three Months Ended During 2012
	March 31	June 30	September 30	December 31
	(in thousands, except per share data, unaudited)
Total revenues	$455,827	$461,251	$475,157	$508,487
Income before income taxes and equity income from and impairments of investments in unconsolidated joint ventures	179,808	190,016	183,897	203,072
Total discontinued operations	2,371	(597)	1,153	31,031
Net income	196,564	204,975	199,043	246,260
Net income applicable to HCP, Inc.	193,380	202,024	196,108	241,028
Dividends paid per common share	0.50	0.50	0.50	0.50
Basic earnings per common share	0.43	0.48	0.46	0.54
Diluted earnings per common share	0.43	0.48	0.45	0.53

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended During 2011
	March 31	June 30	September 30	December 31
	(in thousands, except per share data, unaudited)
Total revenues	$327,960	$484,941	$440,914	$458,281
Income before income taxes and equity income from and impairments of investments in unconsolidated joint ventures	71,602	217,897	157,464	54,875
Total discontinued operations	1,621	1,653	962	2,920
Net income	73,984	234,252	175,471	70,787
Net income applicable to HCP, Inc.	70,093	228,759	172,195	67,844
Dividends paid per common share	0.48	0.48	0.48	0.48
Basic earnings per common share	0.17	0.55	0.41	0.15
Diluted earnings per common share	0.17	0.55	0.41	0.15

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

  •
  The Company redeemed all outstanding preferred stock during the quarter ended March 31, 2012.

  •
  The Company completed the acquisition of the 129 senior housing portfolio during the quarter ended December 31, 2012.

HCP, Inc.

Schedule II: Valuation and Qualifying Accounts

December 31, 2012

(In thousands)

Allowance Accounts(1)		Additions		Deductions
Year Ended December 31,	Balance at Beginning of Year	Amounts Charged Against Operations, net	Acquired Properties	Uncollectible Accounts Written-off	Disposed Properties	Balance at End of Year
2012	$49,209	$3,724	$—	$(960)	$(3,374)	$48,599
2011	43,740	13,316	2	(4,673)	(3,176)	49,209
2010	129,505	8,519	—	(93,858)	(426)	43,740

(1)
Includes allowance for doubtful accounts, straight-line rent reserves, and allowances for loan and direct financing lease losses.

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation

December 31, 2012

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2012
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2012	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
Senior housing
1107	Huntsville	AL	$—	$307	$5,813	$—	$307	$5,453	$5,760	$(852)	2006	40
1154	Little Rock	AR	—	1,922	14,140	445	2,046	13,967	16,013	(2,203)	2006	39
0786	Douglas	AZ	—	110	703	—	110	703	813	(265)	2005	35
2087	Prescott	AZ	—	1,803	8,134	—	1,803	8,134	9,937	(51)	2012	45
1974	Sun City	AZ	33,024	2,640	33,223	236	2,640	33,458	36,098	(2,563)	2011	30
0518	Tucson	AZ	31,983	2,350	24,037	—	2,350	24,037	26,387	(7,411)	2002	30
1238	Beverly Hills	CA	—	9,872	32,590	2,123	9,872	33,988	43,860	(5,442)	2006	40
1149	Camarillo	CA	—	5,798	19,427	575	5,822	19,202	25,024	(2,927)	2006	40
1006	Carlsbad	CA	—	7,897	14,255	363	7,897	13,827	21,724	(2,169)	2006	40
0883	Carmichael	CA	—	4,270	13,846	—	4,270	13,236	17,506	(2,013)	2006	40
0851	Citrus Heights	CA	—	1,180	8,367	—	1,180	8,037	9,217	(1,762)	2006	29
2092	Clearlake	CA	—	354	4,799	—	354	4,799	5,153	(25)	2012	45
0790	Concord	CA	25,000	6,010	39,601	—	6,010	38,301	44,311	(7,085)	2005	40
2181	Corona	CA	2	2,719	10,051	—	2,719	10,051	12,770	(27)	2012	45
0787	Dana Point	CA	—	1,960	15,946	—	1,960	15,466	17,426	(2,867)	2005	39
1152	Elk Grove	CA	—	2,235	6,339	262	2,235	6,448	8,683	(973)	2006	40
0798	Escondido	CA	14,340	5,090	24,253	—	5,090	23,353	28,443	(4,330)	2005	40
2054	Fortuna	CA	—	1,248	2,865	—	1,248	2,865	4,113	(18)	2012	50
2079	Fortuna	CA	—	1,346	11,856	—	1,346	11,856	13,202	(57)	2012	45
0791	Fremont	CA	9,059	2,360	11,672	—	2,360	11,192	13,552	(2,075)	2005	40
1965	Fresno	CA	22,909	1,730	31,918	1,424	1,730	33,342	35,072	(2,402)	2011	30
0788	Granada Hills	CA	—	2,200	18,257	—	2,200	17,637	19,837	(3,270)	2005	39
1156	Hemet	CA	—	1,270	5,966	214	1,271	5,933	7,204	(906)	2006	40
0856	Irvine	CA	—	8,220	14,104	—	8,220	13,564	21,784	(1,934)	2006	45
0227	Lodi	CA	8,880	732	5,453	—	732	5,453	6,185	(2,228)	1997	35
0226	Murietta	CA	5,967	435	5,729	—	435	5,729	6,164	(2,274)	1997	35
1165	Northridge	CA	—	6,718	26,309	549	6,752	26,015	32,767	(4,001)	2006	40
1561	Orangevale	CA	—	2,160	8,522	1,000	2,160	9,522	11,682	(1,906)	2008	40
1168	Palm Springs	CA	—	1,005	5,183	396	1,005	5,217	6,222	(770)	2006	40
0789	Pleasant Hill	CA	6,270	2,480	21,333	—	2,480	20,633	23,113	(3,826)	2005	40
1166	Rancho Mirage	CA	—	1,798	24,053	475	1,812	23,600	25,412	(3,628)	2006	40
2065	Roseville	CA	—	692	21,662	—	692	21,662	22,354	(94)	2012	45
1008	San Diego	CA	—	6,384	32,072	222	6,384	31,191	37,575	(4,901)	2006	40
1007	San Dimas	CA	—	5,628	31,374	208	5,630	30,786	36,416	(4,835)	2006	40
1009	San Juan Capistrano	CA	—	5,983	9,614	189	5,983	9,516	15,499	(1,507)	2006	40
1167	Santa Rosa	CA	—	3,582	21,113	665	3,627	20,964	24,591	(3,196)	2006	40
0793	South San Francisco	CA	10,449	3,000	16,586	—	3,000	16,056	19,056	(2,970)	2005	40
1966	Sun City	CA	17,343	2,650	22,709	857	2,650	23,567	26,217	(1,938)	2011	30
0792	Ventura	CA	9,873	2,030	17,379	—	2,030	16,749	18,779	(3,106)	2005	40
1155	Yorba Linda	CA	—	4,968	19,290	308	5,030	18,740	23,770	(2,896)	2006	40
2055	Yreka	CA	—	565	9,184	—	565	9,184	9,749	(49)	2012	45
1232	Colorado Springs	CO	—	1,910	24,479	400	1,910	23,915	25,825	(3,689)	2006	40
0512	Denver	CO	49,164	2,810	36,021	1,885	2,810	37,906	40,716	(11,177)	2002	30
1233	Denver	CO	—	2,511	30,641	342	2,528	30,163	32,691	(4,696)	2006	40
2146	Denver	CO	—	875	5,693	—	875	5,693	6,568	(33)	2012	45
1000	Greenwood Village	CO	—	3,367	43,610	—	3,367	42,814	46,181	(6,037)	2006	40
1234	Lakewood	CO	—	3,012	31,913	321	3,012	31,437	34,449	(4,870)	2006	40
2091	Montrose	CO	—	1,378	23,924	—	1,378	23,924	25,302	(105)	2012	50
2085	Glastonbury	CT	—	3,743	9,766	—	3,743	9,766	13,509	(55)	2012	45
2144	Glastonbury	CT	—	2,258	15,446	—	2,258	15,446	17,704	(78)	2012	45
0730	Torrington	CT	12,460	166	11,001	—	166	10,591	10,757	(2,030)	2005	40
1010	Woodbridge	CT	—	2,352	9,929	224	2,363	9,680	12,043	(1,540)	2006	40
0538	Altamonte Springs	FL	—	1,530	7,956	—	1,530	7,136	8,666	(1,783)	2002	40
0861	Apopka	FL	5,816	920	4,816	—	920	4,716	5,636	(842)	2006	35
0852	Boca Raton	FL	—	4,730	17,532	2,605	4,730	19,727	24,457	(3,982)	2006	30
1001	Boca Raton	FL	11,523	2,415	17,923	—	2,415	17,561	19,976	(2,476)	2006	40
0544	Boynton Beach	FL	7,950	1,270	4,773	—	1,270	4,773	6,043	(1,173)	2003	40
1963	Boynton Beach	FL	34,037	2,550	31,521	37	2,550	31,558	34,108	(2,444)	2011	30
1964	Boynton Beach	FL	4,765	570	5,649	359	570	6,008	6,578	(591)	2011	30
0539	Clearwater	FL	—	2,250	2,627	—	2,250	2,627	4,877	(656)	2002	40
0746	Clearwater	FL	17,557	3,856	12,176	—	3,856	11,321	15,177	(3,079)	2005	40
0862	Clermont	FL	8,236	440	6,518	—	440	6,418	6,858	(1,146)	2006	35
1002	Coconut Creek	FL	13,779	2,461	16,006	—	2,461	15,620	18,081	(2,203)	2006	40
0492	Delray Beach	FL	11,316	850	6,637	—	850	6,637	7,487	(1,459)	2002	43
0850	Gainesville	FL	15,941	1,020	13,490	—	1,020	13,090	14,110	(2,154)	2006	40

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2012

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2012
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2012	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
1095	Gainesville	FL	—	1,221	12,226	—	1,221	12,001	13,222	(1,875)	2006	40
0490	Jacksonville	FL	43,756	3,250	25,936	1,539	3,250	27,475	30,725	(7,966)	2002	35
1096	Jacksonville	FL	—	1,587	15,616	—	1,587	15,298	16,885	(2,390)	2006	40
0855	Lantana	FL	—	3,520	26,452	—	3,520	25,652	29,172	(5,487)	2006	30
1968	Largo	FL	59,700	2,920	64,989	840	2,920	65,829	68,749	(5,108)	2011	30
0731	Ocoee	FL	16,331	2,096	9,322	—	2,096	8,801	10,897	(1,687)	2005	40
0859	Oviedo	FL	8,491	670	8,071	—	670	7,971	8,641	(1,423)	2006	35
1970	Palm Beach Gardens	FL	32,875	4,820	26,572	5,471	4,820	32,043	36,863	(2,283)	2011	30
1017	Palm Harbor	FL	—	1,462	16,774	500	1,462	16,888	18,350	(2,669)	2006	40
0190	Pinellas Park	FL	3,927	480	3,911	—	480	3,911	4,391	(1,872)	1996	35
0732	Port Orange	FL	15,242	2,340	9,898	—	2,340	9,377	11,717	(1,797)	2005	40
1971	Sarasota	FL	27,525	3,050	29,516	393	3,050	29,908	32,958	(2,256)	2011	30
0802	St. Augustine	FL	14,626	830	11,627	—	830	11,227	12,057	(2,352)	2005	35
0692	Sun City Center	FL	9,746	510	6,120	—	510	5,865	6,375	(1,424)	2004	35
0698	Sun City Center	FL	—	3,466	70,810	—	3,466	69,750	73,216	(16,891)	2004	34
1097	Tallahassee	FL	—	1,331	19,039	—	1,331	18,695	20,026	(2,921)	2006	40
0224	Tampa	FL	—	600	5,566	686	696	6,155	6,851	(1,910)	1997	45
0849	Tampa	FL	12,036	800	11,340	—	800	10,940	11,740	(1,800)	2006	40
1257	Vero Beach	FL	—	2,035	34,993	201	2,035	33,634	35,669	(5,252)	2006	40
1605	Vero Beach	FL	—	700	16,234	—	700	16,234	16,934	(1,185)	2010	35
1976	West Palm Beach	FL	—	390	2,241	73	390	2,315	2,705	(206)	2011	30
1098	Alpharetta	GA	—	793	8,761	342	793	8,817	9,610	(1,387)	2006	40
1099	Atlanta	GA	—	687	5,507	370	687	5,477	6,164	(869)	2006	40
1169	Atlanta	GA	—	2,665	5,911	455	2,669	6,092	8,761	(894)	2006	40
2108	Buford	GA	—	706	3,460	—	706	3,460	4,166	(20)	2012	45
2109	Buford	GA	—	1,217	2,461	—	1,217	2,461	3,678	(16)	2012	45
2123	Buford	GA	—	1,987	6,561	—	1,987	6,561	8,548	(38)	2012	45
2053	Canton	GA	—	613	17,676	—	613	17,676	18,289	(72)	2012	50
2155	Commerce	GA	—	537	8,428	—	537	8,428	8,965	(43)	2012	45
2165	Hartwell	GA	—	212	6,493	—	212	6,493	6,705	(30)	2012	45
2066	Lawrenceville	GA	—	774	2,476	—	774	2,476	3,250	(19)	2012	45
1241	Lilburn	GA	—	907	17,340	7	907	16,791	17,698	(2,625)	2006	40
2167	Lithia Springs	GA	—	1,031	6,954	—	1,031	6,954	7,985	(40)	2012	40
2105	Macon	GA	—	547	11,157	—	547	11,157	11,704	(47)	2012	45
1112	Marietta	GA	—	894	6,944	440	904	7,108	8,012	(1,118)	2006	40
2156	Marietta	GA	—	987	4,818	—	987	4,818	5,805	(28)	2012	45
2086	Newnan	GA	—	1,424	4,005	—	1,424	4,005	5,429	(29)	2012	45
2147	Stone Mountain	GA	—	400	3,046	—	400	3,046	3,446	(17)	2012	45
2118	Woodstock	GA	—	764	7,334	—	764	7,334	8,098	(36)	2012	45
2157	Woodstock	GA	—	1,926	12,757	—	1,926	12,757	14,683	(62)	2012	45
1088	Davenport	IA	—	511	8,039	—	511	7,868	8,379	(1,229)	2006	40
1093	Marion	IA	—	502	6,865	—	502	6,713	7,215	(1,049)	2006	40
2166	Sioux City	IA	—	197	8,078	—	197	8,078	8,275	(43)	2012	45
1091	Bloomington	IL	—	798	13,091	—	798	12,832	13,630	(2,005)	2006	40
1587	Burr Ridge	IL	—	2,640	23,902	912	2,704	24,749	27,453	(2,934)	2010	25
1089	Champaign	IL	—	101	4,207	1,592	279	5,463	5,742	(710)	2006	40
1157	Hoffman Estates	IL	—	1,701	12,037	244	1,704	11,695	13,399	(1,826)	2006	40
1090	Macomb	IL	—	81	6,062	—	81	5,905	5,986	(923)	2006	40
1143	Mt. Vernon	IL	—	296	15,935	3,562	512	18,949	19,461	(2,654)	2006	40
1969	Niles	IL	31,508	3,790	32,912	926	3,790	33,838	37,628	(2,668)	2011	30
1005	Oak Park	IL	25,989	3,476	35,259	—	3,476	34,713	38,189	(4,895)	2006	40
1961	Olympia Fields	IL	35,605	4,120	29,400	410	4,120	29,810	33,930	(2,328)	2011	30
1162	Orland Park	IL	—	2,623	23,154	224	2,623	22,748	25,371	(3,529)	2006	40
1092	Peoria	IL	—	404	10,050	—	404	9,840	10,244	(1,538)	2006	40
1588	Prospect Heights	IL	—	2,680	20,299	953	2,725	21,208	23,933	(2,576)	2010	25
1952	Vernon Hills	IL	52,252	4,900	45,854	336	4,900	46,190	51,090	(3,492)	2011	30
1237	Wilmette	IL	—	1,100	9,373	—	1,100	9,149	10,249	(1,430)	2006	40
0379	Evansville	IN	—	500	9,302	—	500	7,762	8,262	(2,256)	1999	45
1144	Indianapolis	IN	—	1,197	7,718	—	1,197	7,486	8,683	(1,170)	2006	40
1145	Indianapolis	IN	—	1,144	8,261	7,371	1,144	15,399	16,543	(1,997)	2006	40
0457	Jasper	IN	—	165	5,952	359	165	6,311	6,476	(2,081)	2001	35
2047	Kokomo	IN	—	296	3,245	—	296	3,245	3,541	(93)	2012	30
1146	West Lafayette	IN	—	813	10,876	—	813	10,626	11,439	(1,660)	2006	40
1170	Edgewood	KY	—	1,868	4,934	339	1,916	4,796	6,712	(713)	2006	40
0697	Lexington	KY	8,010	2,093	16,917	—	2,093	16,299	18,392	(4,615)	2004	30
1105	Louisville	KY	—	1,499	26,252	240	1,513	25,868	27,381	(4,061)	2006	40

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2012

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2012
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2012	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
2115	Murray	KY	—	480	7,208	—	480	7,208	7,688	(40)	2012	45
2135	Paducah	KY	—	621	16,768	—	621	16,768	17,389	(68)	2012	50
1013	Danvers	MA	—	4,616	30,692	243	4,621	30,344	34,965	(4,772)	2006	40
1151	Dartmouth	MA	—	3,145	6,880	516	3,176	7,117	10,293	(1,049)	2006	40
1012	Dedham	MA	—	3,930	21,340	267	3,930	21,032	24,962	(3,297)	2006	40
1158	Plymouth	MA	—	2,434	9,027	441	2,438	8,987	11,425	(1,348)	2006	40
1153	Baltimore	MD	—	1,684	18,889	380	1,695	18,835	20,530	(2,895)	2006	40
1249	Frederick	MD	—	609	9,158	89	609	9,003	9,612	(1,415)	2006	40
1011	Pikesville	MD	—	1,416	8,854	288	1,416	8,681	10,097	(1,404)	2006	40
0281	Westminster	MD	15,295	768	5,251	—	768	4,853	5,621	(1,444)	1998	45
0546	Cape Elizabeth	ME	—	630	3,524	93	630	3,617	4,247	(885)	2003	40
0545	Saco	ME	—	80	2,363	155	80	2,518	2,598	(612)	2003	40
1258	Auburn Hills	MI	—	2,281	10,692	—	2,281	10,692	12,973	(1,671)	2006	40
1248	Farmington Hills	MI	—	1,013	12,119	294	1,013	12,070	13,083	(1,910)	2006	40
0696	Holland	MI	41,447	787	51,410	—	787	50,172	50,959	(14,243)	2004	29
1094	Portage	MI	—	100	5,700	4,617	100	9,950	10,050	(1,408)	2006	40
0472	Sterling Heights	MI	—	920	7,326	—	920	7,326	8,246	(2,372)	2001	35
1259	Sterling Heights	MI	—	1,593	11,500	—	1,593	11,181	12,774	(1,747)	2006	40
2143	Champlin	MN	—	1,576	26,725	—	1,576	26,725	28,301	(111)	2012	50
1235	Des Peres	MO	—	4,361	20,664	—	4,361	20,046	24,407	(3,132)	2006	40
1236	Richmond Heights	MO	—	1,744	24,232	—	1,744	23,548	25,292	(3,679)	2006	40
0853	St. Louis	MO	—	2,500	20,343	—	2,500	19,853	22,353	(4,357)	2006	30
2081	St. Peters	MO	—	1,377	31,508	—	1,377	31,508	32,885	(154)	2012	45
2074	Oxford	MS	—	2,003	14,140	—	2,003	14,140	16,143	(65)	2012	45
0842	Great Falls	MT	—	500	5,683	—	500	5,423	5,923	(926)	2006	40
2163	Great Falls	MT	—	252	9,908	—	252	9,908	10,160	(44)	2012	45
0878	Charlotte	NC	—	710	9,559	—	710	9,159	9,869	(1,393)	2006	40
1584	Charlotte	NC	—	2,052	6,529	—	2,052	6,529	8,581	(637)	2010	40
1119	Concord	NC	—	601	7,615	166	612	7,546	8,158	(1,195)	2006	40
2126	Mooresville	NC	—	1,866	38,289	—	1,866	38,289	40,155	(151)	2012	50
1254	Raleigh	NC	—	1,191	11,532	54	1,191	11,300	12,491	(1,774)	2006	40
2127	Minot	ND	—	685	16,047	—	685	16,047	16,732	(74)	2012	45
2080	Kearney	NE	—	463	22,977	—	463	22,977	23,440	(103)	2012	45
2169	Lexington	NE	—	474	8,405	—	474	8,405	8,879	(52)	2012	40
2168	Mc Cook	NE	—	1,024	13,789	—	1,024	13,789	14,813	(85)	2012	40
2129	Seward	NE	—	792	18,276	—	792	18,276	19,068	(97)	2012	40
2119	Wayne	NE	—	675	14,283	—	675	14,283	14,958	(69)	2012	45
1599	Cherry Hill	NJ	—	2,420	11,042	1,000	2,420	12,042	14,462	(1,399)	2010	25
1239	Cresskill	NJ	—	4,684	53,927	43	4,684	52,984	57,668	(8,280)	2006	40
0734	Hillsborough	NJ	15,778	1,042	10,042	—	1,042	9,576	10,618	(1,835)	2005	40
1242	Madison	NJ	—	3,157	19,909	35	3,157	19,358	22,515	(3,028)	2006	40
0733	Manahawkin	NJ	13,766	921	9,927	—	921	9,461	10,382	(1,813)	2005	40
1014	Paramus	NJ	—	4,280	31,684	207	4,280	31,191	35,471	(4,899)	2006	40
1231	Saddle River	NJ	—	1,784	15,625	164	1,784	15,345	17,129	(2,399)	2006	40
0245	Voorhees Township	NJ	8,541	900	7,629	—	900	7,629	8,529	(2,299)	1998	45
0213	Albuquerque	NM	—	767	9,324	—	767	8,825	9,592	(3,059)	1996	45
2120	Albuquerque	NM	—	2,129	8,144	—	2,129	8,144	10,273	(43)	2012	45
2161	Rio Rancho	NM	—	1,154	13,726	—	1,154	13,726	14,880	(74)	2012	40
2121	Roswell	NM	—	1,265	6,391	—	1,265	6,391	7,656	(42)	2012	45
2150	Roswell	NM	—	1,148	8,303	—	1,148	8,303	9,451	(53)	2012	45
0796	Las Vegas	NV	—	1,960	5,816	—	1,960	5,426	7,386	(1,006)	2005	40
2110	Las Vegas	NV	—	667	14,469	—	667	14,469	15,136	(79)	2012	45
1252	Brooklyn	NY	—	8,117	23,627	532	8,117	23,582	31,699	(3,797)	2006	40
1256	Brooklyn	NY	—	5,215	39,052	82	5,215	38,283	43,498	(5,991)	2006	40
2177	Clifton Park	NY	—	2,257	11,470	—	2,257	11,470	13,727	(55)	2012	50
2176	Greece	NY	—	666	9,569	—	666	9,569	10,235	(49)	2012	45
2178	Greece	NY	—	601	7,362	—	601	7,362	7,963	(38)	2012	45
2174	Orchard Park	NY	—	726	17,735	—	726	17,735	18,461	(95)	2012	45
2175	Orchard Park	NY	—	478	11,961	—	478	11,961	12,439	(59)	2012	45
0473	Cincinnati	OH	—	600	4,428	—	600	4,428	5,028	(1,434)	2001	35
0841	Columbus	OH	6,480	970	7,806	1,023	970	8,438	9,408	(1,395)	2006	40
0857	Fairborn	OH	6,651	810	8,311	—	810	8,011	8,821	(1,468)	2006	36
1147	Fairborn	OH	—	298	10,704	3,068	298	13,541	13,839	(1,980)	2006	40
1386	Marietta	OH	—	1,069	11,435	—	1,069	11,230	12,299	(1,545)	2007	40
1253	Poland	OH	—	695	10,444	7	695	10,113	10,808	(1,582)	2006	40
1159	Willoughby	OH	—	1,177	9,982	295	1,194	9,855	11,049	(1,505)	2006	40

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2012

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2012
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2012	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
2158	Broken Arrow	OK	—	1,115	18,852	—	1,115	18,852	19,967	(82)	2012	45
2122	Muskogee	OK	—	412	2,815	—	412	2,815	3,227	(19)	2012	45
1171	Oklahoma City	OK	—	801	4,904	265	811	4,776	5,587	(718)	2006	40
2082	Oklahoma City	OK	—	1,696	3,591	—	1,696	3,591	5,287	(23)	2012	45
2083	Oklahoma City	OK	—	2,116	28,007	—	2,116	28,007	30,123	(125)	2012	45
2070	Tahlequah	OK	—	256	5,648	—	256	5,648	5,904	(29)	2012	45
1160	Tulsa	OK	—	1,115	11,028	282	1,129	10,607	11,736	(1,624)	2006	40
2130	Ashland	OR	—	—	19,303	—	—	19,303	19,303	(90)	2012	45
2103	Eagle Point	OR	—	609	12,117	—	609	12,117	12,726	(55)	2012	45
2098	Eugene	OR	—	1,082	18,858	—	1,082	18,858	19,940	(76)	2012	50
2104	Eugene	OR	—	653	13,568	—	653	13,568	14,221	(61)	2012	45
2136	Grants Pass	OR	—	553	3,144	—	553	3,144	3,697	(19)	2012	50
2137	Grants Pass	OR	—	1,064	16,124	—	1,064	16,124	17,188	(67)	2012	50
2138	Grants Pass	OR	—	654	2,896	—	654	2,896	3,550	(26)	2012	50
2145	Grants Pass	OR	—	561	13,444	—	561	13,444	14,005	(59)	2012	45
2139	Gresham	OR	—	533	6,335	—	533	6,335	6,868	(29)	2012	50
2140	Lebanon	OR	—	505	12,571	—	505	12,571	13,076	(58)	2012	50
2152	McMinnville	OR	—	3,203	24,909	—	3,203	24,909	28,112	(184)	2012	45
2159	McMinnville	OR	—	1,374	6,118	—	1,374	6,118	7,492	(38)	2012	45
2090	Monmouth	OR	—	679	1,089	—	679	1,089	1,768	(10)	2012	50
2106	Monmouth	OR	—	603	8,538	—	603	8,538	9,141	(43)	2012	45
2089	Newberg	OR	—	1,889	16,855	—	1,889	16,855	18,744	(74)	2012	50
2133	Portland	OR	—	1,615	12,030	—	1,615	12,030	13,645	(50)	2012	50
2151	Portland	OR	—	1,890	9,256	—	1,890	9,256	11,146	(51)	2012	45
2171	Portland	OR	—	—	16,087	—	—	16,087	16,087	(64)	2012	50
2050	Redmond	OR	—	1,229	21,921	—	1,229	21,921	23,150	(87)	2012	50
2084	Roseburg	OR	—	912	12,220	—	912	12,220	13,132	(62)	2012	45
2134	Scappoose	OR	—	489	1,122	—	489	1,122	1,611	(8)	2012	50
2153	Scappoose	OR	—	971	7,116	—	971	7,116	8,087	(41)	2012	45
2051	Springfield	OR	—	1,124	22,515	—	1,124	22,515	23,639	(95)	2012	50
2057	Springfield	OR	—	527	6,035	—	527	6,035	6,562	(32)	2012	45
2056	Stayton	OR	—	130	487	—	130	487	617	(5)	2012	45
2058	Stayton	OR	—	253	8,621	—	253	8,621	8,874	(43)	2012	45
2088	Tualatin	OR	—	—	6,326	—	—	6,326	6,326	(42)	2012	45
1163	Haverford	PA	—	16,461	108,816	2,628	16,461	109,832	126,293	(17,166)	2006	40
2063	Selinsgrove	PA	—	529	9,111	—	529	9,111	9,640	(51)	2012	45
1967	Cumberland	RI	—	2,630	19,050	171	2,630	19,221	21,851	(1,500)	2011	30
1959	East Providence	RI	18,060	1,890	13,989	301	1,890	14,290	16,180	(1,118)	2011	30
1960	Greenwich	RI	9,890	450	11,845	761	450	12,606	13,056	(986)	2011	30
1972	Smithfield	RI	—	1,250	17,816	48	1,250	17,864	19,114	(1,465)	2011	30
1973	South Kingstown	RI	—	1,390	12,551	16	1,390	12,567	13,957	(999)	2011	30
1975	Tiverton	RI	—	3,240	25,735	35	3,240	25,770	29,010	(1,984)	2011	30
1962	Warwick	RI	17,671	1,050	17,389	696	1,050	18,082	19,132	(1,459)	2011	30
1104	Aiken	SC	—	357	14,832	151	363	14,471	14,834	(2,282)	2006	40
1100	Charleston	SC	—	885	14,124	292	896	14,075	14,971	(2,216)	2006	40
1109	Columbia	SC	—	408	7,527	131	412	7,458	7,870	(1,179)	2006	40
2154	Florence	SC	—	379	3,928	—	379	3,928	4,307	(25)	2012	45
0306	Georgetown	SC	—	239	3,008	—	239	3,008	3,247	(903)	1998	45
0879	Greenville	SC	—	1,090	12,558	—	1,090	12,058	13,148	(1,834)	2006	40
1172	Greenville	SC	—	993	16,314	437	1,006	15,838	16,844	(2,430)	2006	40
2059	Greenville	SC	—	679	3,297	—	679	3,297	3,976	(23)	2012	45
2099	Hilton Head Island	SC	—	1,346	5,767	—	1,346	5,767	7,113	(35)	2012	45
2111	Hilton Head Island	SC	—	1,651	1,329	—	1,651	1,329	2,980	(12)	2012	45
2112	Hilton Head Island	SC	—	993	1,862	—	993	1,862	2,855	(14)	2012	45
0305	Lancaster	SC	—	84	2,982	—	84	2,982	3,066	(811)	1998	45
0880	Myrtle Beach	SC	—	900	10,913	—	900	10,513	11,413	(1,599)	2006	40
0312	Rock Hill	SC	—	203	2,671	—	203	2,671	2,874	(782)	1998	45
1113	Rock Hill	SC	—	695	4,119	322	795	4,126	4,921	(697)	2006	40
2076	Rock Hill	SC	—	919	14,741	—	919	14,741	15,660	(72)	2012	45
2093	Rock Hill	SC	—	644	4,140	—	644	4,140	4,784	(23)	2012	45
0313	Sumter	SC	—	196	2,623	—	196	2,623	2,819	(788)	1998	45
2067	West Columbia	SC	—	373	2,509	—	373	2,509	2,882	(18)	2012	45
2132	Cordova	TN	—	2,167	5,829	—	2,167	5,829	7,996	(17)	2012	45
2060	Franklin	TN	—	1,905	27,907	—	1,905	27,907	29,812	(125)	2012	45
2100	Hendersonville	TN	—	1,486	2,276	—	1,486	2,276	3,762	(20)	2012	45
2073	Kingsport	TN	—	1,113	8,625	—	1,113	8,625	9,738	(43)	2012	45

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2012

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2012
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2012	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
2071	Memphis	TN	—	978	10,124	—	978	10,124	11,102	(44)	2012	45
1003	Nashville	TN	11,131	812	16,983	562	812	16,797	17,609	(2,289)	2006	40
2094	Nashville	TN	—	1,106	14,774	—	1,106	14,774	15,880	(65)	2012	45
0860	Oak Ridge	TN	8,515	500	4,741	—	500	4,641	5,141	(829)	2006	35
0843	Abilene	TX	1,813	300	2,830	—	300	2,710	3,010	(446)	2006	39
2107	Amarillo	TX	—	1,315	26,838	—	1,315	26,838	28,153	(118)	2012	45
1004	Arlington	TX	14,243	2,002	19,110	—	2,002	18,729	20,731	(2,641)	2006	40
1116	Arlington	TX	—	2,494	12,192	249	2,540	11,873	14,413	(1,875)	2006	40
0511	Austin	TX	—	2,960	41,645	—	2,960	41,645	44,605	(12,840)	2002	30
1589	Austin	TX	—	2,860	17,358	497	2,973	17,742	20,715	(2,287)	2010	25
0202	Beaumont	TX	—	145	10,404	—	145	10,020	10,165	(3,547)	1996	45
2075	Bedford	TX	—	1,204	26,845	—	1,204	26,845	28,049	(118)	2012	45
0844	Burleson	TX	4,140	1,050	5,242	—	1,050	4,902	5,952	(807)	2006	40
0848	Cedar Hill	TX	8,743	1,070	11,554	—	1,070	11,104	12,174	(1,827)	2006	40
1325	Cedar Hill	TX	—	440	7,494	—	440	7,494	7,934	(1,522)	2007	40
2164	Dallas	TX	—	2,993	8,113	—	2,993	8,113	11,106	(43)	2012	45
0513	Fort Worth	TX	—	2,830	50,832	—	2,830	50,832	53,662	(15,673)	2002	30
0506	Friendswood	TX	22,714	400	7,354	—	400	7,354	7,754	(1,716)	2002	45
0217	Houston	TX	11,517	835	7,195	—	835	7,195	8,030	(2,380)	1997	45
0491	Houston	TX	—	2,470	21,710	750	2,470	22,460	24,930	(6,936)	2002	35
1106	Houston	TX	—	1,008	15,333	183	1,020	15,098	16,118	(2,373)	2006	40
1111	Houston	TX	—	1,877	25,372	247	1,961	24,491	26,452	(3,853)	2006	40
1955	Houston	TX	59,350	9,820	50,079	1,673	9,820	51,752	61,572	(4,332)	2011	30
1956	Houston	TX	11,334	4,450	9,272	1,151	4,450	10,422	14,872	(1,897)	2011	30
1957	Houston	TX	38,976	8,170	37,285	794	8,170	38,080	46,250	(3,034)	2011	30
1958	Houston	TX	35,888	2,910	37,443	876	2,910	38,321	41,231	(3,074)	2011	30
2068	Houston	TX	—	985	18,824	—	985	18,824	19,809	(84)	2012	45
0820	Irving	TX	10,721	710	9,949	—	710	9,359	10,069	(1,872)	2005	35
2149	Kerrville	TX	—	836	34,031	—	836	34,031	34,867	(157)	2012	45
2124	Lubbock	TX	—	1,143	4,656	—	1,143	4,656	5,799	(28)	2012	45
0845	North Richland Hills	TX	3,026	520	5,117	—	520	4,807	5,327	(791)	2006	40
0846	North Richland Hills	TX	6,631	870	9,259	—	870	8,819	9,689	(1,659)	2006	35
2113	North Richland Hills	TX	—	743	11,503	—	743	11,503	12,246	(51)	2012	45
1102	Plano	TX	—	494	12,518	145	505	12,247	12,752	(1,925)	2006	40
2064	Plano	TX	—	590	6,930	—	590	6,930	7,520	(36)	2012	45
2162	Portland	TX	—	1,233	14,001	—	1,233	14,001	15,234	(72)	2012	45
0494	San Antonio	TX	7,813	730	3,961	—	730	3,961	4,691	(946)	2002	45
1590	San Antonio	TX	—	2,860	17,030	282	2,880	17,292	20,172	(2,236)	2010	25
2116	Sherman	TX	—	563	3,138	—	563	3,138	3,701	(19)	2012	45
1954	Sugar Land	TX	38,384	3,420	36,846	896	3,420	37,742	41,162	(2,904)	2011	30
1103	The Woodlands	TX	—	802	17,358	228	869	17,071	17,940	(2,689)	2006	40
0195	Victoria	TX	12,645	175	4,290	3,101	175	7,018	7,193	(1,848)	1995	43
0847	Waxahachie	TX	2,079	390	3,879	—	390	3,659	4,049	(602)	2006	40
1953	Webster	TX	36,675	4,780	30,854	793	4,780	31,646	36,426	(2,503)	2011	30
2069	Cedar City	UT	—	437	8,706	—	437	8,706	9,143	(40)	2012	45
1161	Salt Lake City	UT	—	2,621	22,072	287	2,654	21,371	24,025	(3,317)	2006	40
2101	St. George	UT	—	683	9,435	—	683	9,435	10,118	(45)	2012	45
1015	Arlington	VA	—	4,320	19,567	455	4,320	19,445	23,765	(3,102)	2006	40
1244	Arlington	VA	—	3,833	7,076	92	3,833	6,931	10,764	(1,083)	2006	40
1245	Arlington	VA	—	7,278	37,407	226	7,278	36,748	44,026	(5,772)	2006	40
0881	Chesapeake	VA	—	1,090	12,444	—	1,090	11,944	13,034	(1,817)	2006	40
1247	Falls Church	VA	—	2,228	8,887	108	2,228	8,780	11,008	(1,390)	2006	40
1164	Fort Belvoir	VA	—	11,594	99,528	6,332	11,594	103,862	115,456	(16,653)	2006	40
1250	Leesburg	VA	—	607	3,236	66	607	3,157	3,764	(1,869)	2006	35
1016	Richmond	VA	—	2,110	11,469	281	2,110	11,324	13,434	(1,785)	2006	40
1246	Sterling	VA	—	2,360	22,932	250	2,360	22,668	25,028	(3,573)	2006	40
2077	Sterling	VA	—	1,046	15,788	—	1,046	15,788	16,834	(68)	2012	45
0225	Woodbridge	VA	—	950	6,983	—	950	6,983	7,933	(2,211)	1997	45
1173	Bellevue	WA	—	3,734	16,171	210	3,737	15,813	19,550	(2,447)	2006	40
2095	College Place	WA	—	758	8,051	—	758	8,051	8,809	(43)	2012	45
1240	Edmonds	WA	—	1,418	16,502	35	1,418	16,066	17,484	(2,514)	2006	40
2172	Ellensburg	WA	—	1,291	5,167	—	1,291	5,167	6,458	(37)	2012	40
2160	Kenmore	WA	—	3,284	16,641	—	3,284	16,641	19,925	(73)	2012	45
0797	Kirkland	WA	—	1,000	13,403	—	1,000	13,043	14,043	(2,419)	2005	40
1174	Lynnwood	WA	—	1,203	7,415	326	1,203	7,741	8,944	(1,167)	2006	40
1251	Mercer Island	WA	—	4,209	8,123	296	4,209	8,214	12,423	(1,335)	2006	40

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2012

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2012
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2012	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
2141	Moses Lake	WA	—	603	4,243	—	603	4,243	4,846	(31)	2012	50
2096	Poulsbo	WA	—	3,529	16,340	—	3,529	16,340	19,869	(80)	2012	45
2102	Richland	WA	—	375	4,941	—	375	4,941	5,316	(23)	2012	45
0794	Shoreline	WA	9,178	1,590	10,671	—	1,590	10,261	11,851	(1,903)	2005	40
0795	Shoreline	WA	—	4,030	26,421	—	4,030	25,651	29,681	(4,678)	2005	39
1175	Snohomish	WA	—	1,541	10,228	195	1,541	10,164	11,705	(1,563)	2006	40
2097	Spokane	WA	—	1,310	4,956	—	1,310	4,956	6,266	(33)	2012	45
2061	Vancouver	WA	—	973	4,096	—	973	4,096	5,069	(25)	2012	45
2062	Vancouver	WA	—	1,498	9,997	—	1,498	9,997	11,495	(46)	2012	45
2052	Yakima	WA	—	557	5,897	—	557	5,897	6,454	(29)	2012	50
2078	Yakima	WA	—	265	5,756	—	265	5,756	6,021	(25)	2012	45
2114	Yakima	WA	—	1,187	8,406	—	1,187	8,406	9,593	(46)	2012	45
2072	Appleton	WI	—	246	12,517	—	246	12,517	12,763	(57)	2012	45
2170	Madison	WI	—	834	10,050	—	834	10,050	10,884	(52)	2012	40
2117	Bridgeport	WV	—	4,008	14,603	—	4,008	14,603	18,611	(90)	2012	45
2125	Bridgeport	WV	—	4,093	3,368	—	4,093	3,368	7,461	(32)	2012	45
2142	Cody	WY	—	558	10,076	—	558	10,076	10,634	(40)	2012	50
2148	Sheridan	WY	—	915	12,047	—	915	12,047	12,962	(58)	2012	45

			$1,294,357	$619,716	$5,074,654	$87,650	$621,354	$5,081,517	$5,702,871	$(605,972)

Life Science
1482	Brisbane	CA	—	50,989	1,789	36,920	50,989	38,708	89,697	—	2007	**
1481	Carlsbad	CA	—	30,300	—	7,705	30,300	7,705	38,005	—	2007	**
1522	Carlsbad	CA	—	23,475	—	2,792	23,475	2,792	26,267	—	2007	**
1401	Hayward	CA	—	900	7,100	913	900	8,013	8,913	(976)	2007	40
1402	Hayward	CA	—	1,500	6,400	3,458	1,500	9,857	11,357	(1,343)	2007	40
1403	Hayward	CA	—	1,900	7,100	263	1,900	7,363	9,263	(1,189)	2007	40
1404	Hayward	CA	—	2,200	17,200	12	2,200	17,212	19,412	(2,331)	2007	40
1405	Hayward	CA	—	1,000	3,200	7,478	1,000	10,678	11,678	(2,154)	2007	40
1549	Hayward	CA	—	1,006	4,259	1,534	1,006	5,793	6,799	(1,285)	2007	29
1550	Hayward	CA	—	677	2,761	54	677	2,814	3,491	(526)	2007	29
1551	Hayward	CA	—	661	1,995	2,322	661	4,317	4,978	(381)	2007	29
1552	Hayward	CA	—	1,187	7,139	594	1,187	7,733	8,920	(1,633)	2007	29
1553	Hayward	CA	—	1,189	9,465	95	1,189	9,560	10,749	(1,795)	2007	29
1554	Hayward	CA	—	1,246	5,179	1,822	1,246	7,001	8,247	(1,516)	2007	29
1555	Hayward	CA	—	1,521	13,546	121	1,521	13,667	15,188	(2,567)	2007	29
1556	Hayward	CA	—	1,212	5,120	2,699	1,212	7,819	9,031	(1,467)	2007	29
1424	La Jolla	CA	—	9,600	25,283	7,397	9,648	31,703	41,351	(4,213)	2007	40
1425	La Jolla	CA	—	6,200	19,883	99	6,276	19,906	26,182	(2,724)	2007	40
1426	La Jolla	CA	—	7,200	12,412	3,084	7,291	15,404	22,695	(3,552)	2007	27
1427	La Jolla	CA	—	8,700	16,983	671	8,746	17,608	26,354	(3,387)	2007	30
1947	La Jolla	CA	12,222	2,581	10,534	20	2,581	10,554	13,135	(703)	2011	30
1949	La Jolla	CA	8,068	2,686	11,045	527	2,686	11,572	14,258	(747)	2011	30
1488	Mountain View	CA	—	7,300	25,410	1,360	7,559	26,506	34,065	(3,577)	2007	40
1489	Mountain View	CA	—	6,500	22,800	1,866	6,500	24,666	31,166	(3,206)	2007	40
1490	Mountain View	CA	—	4,800	9,500	442	4,800	9,942	14,742	(1,400)	2007	40
1491	Mountain View	CA	—	4,200	8,400	1,249	4,209	9,640	13,849	(1,833)	2007	40
1492	Mountain View	CA	—	3,600	9,700	730	3,600	10,430	14,030	(2,041)	2007	40
1493	Mountain View	CA	—	7,500	16,300	1,904	7,500	17,603	25,103	(2,316)	2007	40
1494	Mountain View	CA	—	9,800	24,000	203	9,800	24,203	34,003	(3,297)	2007	40
1495	Mountain View	CA	—	6,900	17,800	3,245	6,900	21,046	27,946	(2,514)	2007	40
1496	Mountain View	CA	—	7,000	17,000	6,364	7,000	23,364	30,364	(5,078)	2007	40
1497	Mountain View	CA	—	14,100	31,002	10,111	14,100	41,113	55,213	(8,786)	2007	40
1498	Mountain View	CA	—	7,100	25,800	8,101	7,100	33,901	41,001	(7,304)	2007	40
2017	Mountain View	CA	—	—	—	17,860	—	17,860	17,860	—	—	*
1470	Poway	CA	—	5,826	12,200	5,727	5,826	17,927	23,753	(4,536)	2007	40
1471	Poway	CA	—	5,978	14,200	4,253	5,978	18,453	24,431	(3,835)	2007	40
1472	Poway	CA	—	25,800	2,405	4,989	25,800	7,394	33,194	—	2007	**
1477	Poway	CA	—	29,943	2,475	17,568	29,943	20,042	49,985	—	2007	**
1478	Poway	CA	—	6,700	14,400	6,145	6,700	20,545	27,245	(5,495)	2007	40
1499	Redwood City	CA	—	3,400	5,500	1,285	3,407	6,777	10,184	(1,464)	2007	40
1500	Redwood City	CA	—	2,500	4,100	1,188	2,506	5,282	7,788	(1,069)	2007	40
1501	Redwood City	CA	—	3,600	4,600	819	3,607	5,412	9,019	(884)	2007	30
1502	Redwood City	CA	—	3,100	5,100	804	3,107	5,650	8,757	(965)	2007	31
1503	Redwood City	CA	—	4,800	17,300	3,183	4,818	20,466	25,284	(2,621)	2007	31
1504	Redwood City	CA	—	5,400	15,500	856	5,418	16,338	21,756	(2,173)	2007	31

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2012

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2012
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2012	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
1505	Redwood City	CA	—	3,000	3,500	955	3,006	4,449	7,455	(851)	2007	40
1506	Redwood City	CA	—	6,000	14,300	3,020	6,018	17,302	23,320	(2,605)	2007	40
1507	Redwood City	CA	—	1,900	12,800	6,811	1,912	19,599	21,511	(1,286)	2007	39
1508	Redwood City	CA	—	2,700	11,300	6,498	2,712	17,787	20,499	(1,160)	2007	39
1509	Redwood City	CA	—	2,700	10,900	4,695	2,712	15,583	18,295	(1,590)	2007	40
1510	Redwood City	CA	—	2,200	12,000	5,116	2,212	17,105	19,317	(2,308)	2007	38
1511	Redwood City	CA	—	2,600	9,300	1,474	2,612	10,763	13,375	(1,711)	2007	26
1512	Redwood City	CA	—	3,300	18,000	123	3,300	18,123	21,423	(2,448)	2007	40
1513	Redwood City	CA	—	3,300	17,900	123	3,300	18,023	21,323	(2,434)	2007	40
0679	San Diego	CA	—	7,872	34,617	17,163	7,872	51,781	59,653	(11,907)	2002	39
0837	San Diego	CA	—	4,630	2,029	8,645	4,630	10,673	15,303	(1,366)	2006	31
0838	San Diego	CA	—	2,040	902	4,942	2,040	5,844	7,884	(360)	2006	40
0839	San Diego	CA	—	3,940	3,184	4,459	3,940	6,847	10,787	(2,679)	2006	40
0840	San Diego	CA	—	5,690	4,579	673	5,690	5,252	10,942	(1,155)	2006	40
1418	San Diego	CA	—	11,700	31,243	6,430	11,700	37,672	49,372	(5,503)	2007	40
1420	San Diego	CA	—	6,524	—	3,497	6,524	3,497	10,021	—	2007	**
1421	San Diego	CA	—	7,000	33,779	—	7,000	33,779	40,779	(4,574)	2007	40
1422	San Diego	CA	—	14,800	7,600	3,178	14,800	10,778	25,578	(1,625)	2007	30
1423	San Diego	CA	—	8,400	33,144	—	8,400	33,144	41,544	(4,488)	2007	40
1514	San Diego	CA	—	5,200	—	—	5,200	—	5,200	—	2007	**
1558	San Diego	CA	—	7,740	22,654	1,088	7,778	23,703	31,481	(3,097)	2007	38
1948	San Diego	CA	25,230	5,879	25,305	325	5,879	25,631	31,510	(1,689)	2011	30
1950	San Diego	CA	1,098	884	2,796	—	884	2,796	3,680	(186)	2011	30
1407	South San Francisco	CA	1,741	28,600	48,700	4,961	28,600	53,662	82,262	(8,876)	2007	35
1408	South San Francisco	CA	813	9,000	17,800	1,004	9,000	18,804	27,804	(2,410)	2007	40
1409	South San Francisco	CA	1,737	18,000	38,043	421	18,000	38,464	56,464	(5,174)	2007	40
1410	South San Francisco	CA	—	4,900	18,100	150	4,900	18,250	23,150	(2,454)	2007	40
1411	South San Francisco	CA	—	8,000	27,700	86	8,000	27,786	35,786	(3,758)	2007	40
1412	South San Francisco	CA	1,084	10,100	22,521	238	10,100	22,759	32,859	(3,054)	2007	40
1413	South San Francisco	CA	—	8,000	28,299	252	8,000	28,550	36,550	(3,843)	2007	40
1414	South San Francisco	CA	—	3,700	20,800	212	3,700	21,012	24,712	(2,820)	2007	40
1430	South San Francisco	CA	1,118	10,700	23,621	212	10,700	23,832	34,532	(3,233)	2007	40
1431	South San Francisco	CA	—	7,000	15,500	157	7,000	15,657	22,657	(2,106)	2007	40
1435	South San Francisco	CA	—	13,800	42,500	32,764	13,800	75,264	89,064	(6,907)	2007	40
1436	South San Francisco	CA	—	14,500	45,300	34,087	14,500	79,387	93,887	(7,229)	2007	40
1437	South San Francisco	CA	—	9,400	24,800	16,980	9,400	41,781	51,181	(3,127)	2007	40
1439	South San Francisco	CA	—	11,900	68,848	70	11,900	68,918	80,818	(9,325)	2007	40
1440	South San Francisco	CA	—	10,000	57,954	—	10,000	57,954	67,954	(7,848)	2007	40
1441	South San Francisco	CA	—	9,300	43,549	—	9,300	43,549	52,849	(5,897)	2007	40
1442	South San Francisco	CA	—	11,000	47,289	81	11,000	47,370	58,370	(6,427)	2007	40
1443	South San Francisco	CA	—	13,200	60,932	1,158	13,200	62,090	75,290	(7,737)	2007	40
1444	South San Francisco	CA	—	10,500	33,776	337	10,500	34,112	44,612	(4,602)	2007	40
1445	South San Francisco	CA	—	10,600	34,083	—	10,600	34,083	44,683	(4,615)	2007	40
1448	South San Francisco	CA	—	14,100	71,344	52	14,100	71,396	85,496	(9,667)	2007	40
1449	South San Francisco	CA	—	12,800	63,600	472	12,800	64,072	76,872	(8,723)	2007	40
1450	South San Francisco	CA	—	11,200	79,222	20	11,200	79,242	90,442	(10,730)	2007	40
1451	South San Francisco	CA	—	7,200	50,856	66	7,200	50,922	58,122	(6,894)	2007	40
1452	South San Francisco	CA	—	14,400	101,362	(115)	14,400	101,247	115,647	(13,699)	2007	40
1454	South San Francisco	CA	—	11,100	47,738	9,369	11,100	57,108	68,208	(8,748)	2007	40
1455	South San Francisco	CA	—	9,700	41,937	5,835	10,261	47,211	57,472	(6,906)	2007	40
1456	South San Francisco	CA	—	6,300	22,900	8,196	6,300	31,096	37,396	(4,858)	2007	40
1458	South San Francisco	CA	—	10,900	20,900	4,094	10,909	24,788	35,697	(5,567)	2007	40
1459	South San Francisco	CA	—	3,600	100	183	3,600	283	3,883	(94)	2007	5
1460	South San Francisco	CA	—	2,300	100	92	2,300	192	2,492	(100)	2007	5
1461	South San Francisco	CA	—	3,900	200	171	3,900	371	4,271	(200)	2007	5
1462	South San Francisco	CA	—	7,117	600	5,020	7,117	5,272	12,389	(674)	2007	40
1463	South San Francisco	CA	—	10,381	2,300	16,370	10,381	18,670	29,051	(1,094)	2007	40
1464	South San Francisco	CA	—	7,403	700	7,287	7,403	7,987	15,390	(522)	2007	40
1468	South San Francisco	CA	—	10,100	24,013	2,796	10,100	26,809	36,909	(5,478)	2007	40
1480	South San Francisco	CA	—	32,210	3,110	11,185	32,210	14,295	46,505	—	2007	**
1559	South San Francisco	CA	—	5,666	5,773	188	5,695	5,863	11,558	(5,892)	2007	5
1560	South San Francisco	CA	—	1,204	1,293	15	1,210	1,287	2,497	(1,293)	2007	5
1982	South San Francisco	CA	—	64,900	—	9,586	64,900	9,586	74,486	—	2011	**
1604	Cambridge	MA	—	8,389	10,630	16,944	8,389	27,574	35,963	(1)	2010	*
2011	Durham	NC	9,044	447	6,152	3,411	448	9,564	10,012	—	2011	*
2029	Durham	NC	—	1,920	5,661	2,180	1,920	7,841	9,761	(126)	2012	20

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2012

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2012
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2012	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
0461	Salt Lake City	UT	—	500	8,548	—	500	8,548	9,048	(2,908)	2001	33
0462	Salt Lake City	UT	—	890	15,623	—	890	15,624	16,514	(4,678)	2001	38
0463	Salt Lake City	UT	—	190	9,875	—	190	9,875	10,065	(2,540)	2001	43
0464	Salt Lake City	UT	—	630	6,921	62	630	6,984	7,614	(2,143)	2001	38
0465	Salt Lake City	UT	—	125	6,368	67	125	6,435	6,560	(1,640)	2001	43
0466	Salt Lake City	UT	—	—	14,614	7	—	14,621	14,621	(3,235)	2001	43
0507	Salt Lake City	UT	—	280	4,345	226	280	4,571	4,851	(1,022)	2002	43
0537	Salt Lake City	UT	—	—	6,517	—	—	6,517	6,517	(1,532)	2002	35
0799	Salt Lake City	UT	—	—	14,600	90	—	14,690	14,690	(2,140)	2005	40
1593	Salt Lake City	UT	—	—	23,998	—	—	23,998	23,998	(1,757)	2010	33

			$62,155	$935,828	$2,197,732	$457,086	$937,148	$2,650,293	$3,587,441	$(370,208)

Medical office
0638	Anchorage	AK	6,237	1,456	10,650	5,447	1,456	16,046	17,502	(1,726)	2000	*
0520	Chandler	AZ	—	3,669	13,503	1,836	3,669	15,095	18,764	(3,287)	2002	40
2040	Mesa	AZ	—	—	17,314	1	—	17,314	17,314	(176)	2012	45
0468	Oro Valley	AZ	—	1,050	6,774	892	1,050	7,090	8,140	(1,691)	2001	43
0356	Phoenix	AZ	—	780	3,199	992	780	3,465	4,245	(1,338)	1999	32
0470	Phoenix	AZ	—	280	877	42	280	918	1,198	(236)	2001	43
1066	Scottsdale	AZ	—	5,115	14,064	2,015	4,791	16,396	21,187	(3,037)	2006	40
2021	Scottsdale	AZ	—	—	12,312	5	—	12,317	12,317	(249)	2012	25
2022	Scottsdale	AZ	—	—	9,179	10	—	9,190	9,190	(210)	2012	25
2023	Scottsdale	AZ	—	—	6,398	14	—	6,412	6,412	(116)	2012	25
2024	Scottsdale	AZ	—	—	9,522	—	—	9,522	9,522	(165)	2012	25
2025	Scottsdale	AZ	—	—	4,102	36	—	4,138	4,138	(92)	2012	25
2026	Scottsdale	AZ	—	—	3,655	—	—	3,655	3,655	(63)	2012	25
2027	Scottsdale	AZ	—	—	7,168	—	—	7,168	7,168	(129)	2012	25
2028	Scottsdale	AZ	—	—	6,659	—	—	6,659	6,659	(115)	2012	25
0453	Tucson	AZ	—	215	6,318	940	291	6,982	7,273	(2,248)	2000	35
0556	Tucson	AZ	—	215	3,940	605	215	4,214	4,429	(855)	2003	43
1041	Brentwood	CA	—	—	30,864	1,450	25	32,092	32,117	(5,190)	2006	40
1200	Encino	CA	—	6,151	10,438	2,304	6,453	12,385	18,838	(2,663)	2006	33
0436	Murietta	CA	—	400	9,266	1,649	520	10,234	10,754	(3,907)	1999	33
0239	Poway	CA	—	2,700	10,839	2,070	2,783	11,690	14,473	(4,866)	1997	35
0318	Sacramento	CA	—	2,860	21,850	8,784	2,860	29,864	32,724	(6,105)	1998	*
0234	San Diego	CA	—	2,848	5,879	1,289	3,009	5,356	8,365	(2,605)	1997	21
0235	San Diego	CA	—	2,863	8,913	2,874	3,068	9,949	13,017	(4,855)	1997	21
0236	San Diego	CA	—	4,619	19,370	3,521	4,711	17,660	22,371	(8,308)	1997	21
0421	San Diego	CA	—	2,910	17,362	9,055	2,910	26,417	29,327	(4,547)	1999	*
0564	San Jose	CA	2,764	1,935	1,728	1,569	1,935	3,178	5,113	(1,116)	2003	37
0565	San Jose	CA	6,436	1,460	7,672	495	1,460	8,161	9,621	(2,120)	2003	37
0659	San Jose	CA	—	1,718	3,124	385	1,718	3,432	5,150	(661)	2000	34
1209	Sherman Oaks	CA	—	7,472	10,075	2,425	7,741	12,221	19,962	(3,641)	2006	22
0439	Valencia	CA	—	2,300	6,967	1,174	2,309	7,036	9,345	(2,805)	1999	35
1211	Valencia	CA	—	1,344	7,507	503	1,383	7,972	9,355	(1,370)	2006	40
0440	West Hills	CA	—	2,100	11,595	1,799	2,156	10,603	12,759	(4,067)	1999	32
0728	Aurora	CO	—	—	8,764	899	—	9,663	9,663	(2,896)	2005	39
1196	Aurora	CO	—	210	12,362	1,118	210	13,445	13,655	(2,346)	2006	40
1197	Aurora	CO	—	200	8,414	845	200	9,259	9,459	(1,904)	2006	33
0882	Colorado Springs	CO	—	—	12,933	4,903	—	17,837	17,837	(3,995)	2007	40
0814	Conifer	CO	—	—	1,485	35	13	1,508	1,521	(276)	2005	40
1199	Denver	CO	—	493	7,897	539	558	8,372	8,930	(1,613)	2006	33
0808	Englewood	CO	—	—	8,616	3,701	—	12,192	12,192	(2,489)	2005	35
0809	Englewood	CO	—	—	8,449	2,131	—	10,294	10,294	(2,427)	2005	35
0810	Englewood	CO	—	—	8,040	4,337	—	12,378	12,378	(2,895)	2005	35
0811	Englewood	CO	—	—	8,472	1,800	—	10,229	10,229	(2,388)	2005	35
0812	Littleton	CO	—	—	4,562	1,348	79	5,728	5,807	(1,363)	2005	35
0813	Littleton	CO	—	—	4,926	1,202	5	6,078	6,083	(1,309)	2005	38
0570	Lone Tree	CO	—	—	—	18,659	—	18,531	18,531	(4,152)	2003	39
0666	Lone Tree	CO	14,103	—	23,274	823	—	24,086	24,086	(4,248)	2000	37
1076	Parker	CO	—	—	13,388	106	8	13,477	13,485	(2,308)	2006	40
0510	Thornton	CO	—	236	10,206	1,800	244	11,974	12,218	(2,980)	2002	43
0433	Atlantis	FL	—	—	5,651	495	33	5,796	5,829	(2,408)	1999	35
0434	Atlantis	FL	—	—	2,027	177	5	2,199	2,204	(851)	1999	34
0435	Atlantis	FL	—	—	2,000	427	—	2,328	2,328	(922)	1999	32
0602	Atlantis	FL	—	455	2,231	336	455	2,377	2,832	(486)	2000	34

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2012

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2012
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2012	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
0604	Englewood	FL	—	170	1,134	240	198	1,330	1,528	(312)	2000	34
0609	Kissimmee	FL	—	788	174	211	815	335	1,150	(108)	2000	34
0610	Kissimmee	FL	—	481	347	304	486	646	1,132	(150)	2000	34
0671	Kissimmee	FL	—	—	7,574	1,595	—	8,601	8,601	(1,690)	2000	36
0603	Lake Worth	FL	—	1,507	2,894	1,807	1,507	4,570	6,077	(681)	2000	34
0612	Margate	FL	—	1,553	6,898	560	1,553	7,441	8,994	(1,376)	2000	34
0613	Miami	FL	8,538	4,392	11,841	2,464	4,392	14,137	18,529	(3,074)	2000	34
1067	Milton	FL	—	—	8,566	217	—	8,775	8,775	(1,392)	2006	40
0563	Orlando	FL	—	2,144	5,136	3,142	2,288	8,018	10,306	(2,603)	2003	37
0833	Pace	FL	—	—	10,309	2,548	—	12,534	12,534	(3,127)	2006	44
0834	Pensacola	FL	—	—	11,166	478	—	11,644	11,644	(1,836)	2006	45
0614	Plantation	FL	787	969	3,241	824	1,011	4,014	5,025	(988)	2000	34
0673	Plantation	FL	4,943	1,091	7,176	472	1,091	7,524	8,615	(1,407)	2002	36
0701	St. Petersburg	FL	—	—	10,141	3,654	—	13,651	13,651	(2,769)	2004	38
1210	Tampa	FL	—	1,967	6,602	3,612	2,067	9,894	11,961	(2,874)	2006	25
1058	McCaysville	GA	—	—	3,231	18	—	3,249	3,249	(513)	2006	40
1065	Marion	IL	—	99	11,484	98	100	11,581	11,681	(1,931)	2006	40
1057	Newburgh	IN	—	—	14,019	1,234	—	15,247	15,247	(2,342)	2006	40
2039	Kansas City	KS	1,895	440	2,173	2	440	2,173	2,613	(28)	2012	35
2043	Overland Park	KS	—	—	7,668	3	—	7,668	7,668	(91)	2012	40
0483	Wichita	KS	—	530	3,341	374	530	3,716	4,246	(951)	2001	45
1064	Lexington	KY	—	—	12,726	859	—	13,583	13,583	(2,476)	2006	40
0735	Louisville	KY	—	936	8,426	2,758	936	11,077	12,013	(7,101)	2005	11
0737	Louisville	KY	—	835	27,627	2,386	835	29,610	30,445	(6,638)	2005	37
0738	Louisville	KY	4,959	780	8,582	3,309	808	11,782	12,590	(4,955)	2005	18
0739	Louisville	KY	8,015	826	13,814	1,531	826	14,855	15,681	(3,452)	2005	38
0740	Louisville	KY	8,679	2,983	13,171	3,237	2,983	16,235	19,218	(4,266)	2005	30
1944	Louisville	KY	—	788	2,414	—	788	2,414	3,202	(193)	2010	25
1945	Louisville	KY	24,937	3,255	28,644	—	3,255	28,644	31,899	(1,910)	2010	30
1946	Louisville	KY	—	430	6,125	—	430	6,125	6,555	(408)	2010	30
1324	Haverhill	MA	—	800	8,537	1,388	828	9,896	10,724	(1,851)	2007	40
1213	Ellicott City	MD	—	1,115	3,206	1,439	1,115	4,645	5,760	(1,003)	2006	34
0361	GlenBurnie	MD	—	670	5,085	—	670	5,085	5,755	(1,985)	1999	35
1052	Towson	MD	—	—	14,233	3,588	—	15,777	15,777	(3,467)	2006	40
0240	Minneapolis	MN	—	117	13,213	1,394	117	14,458	14,575	(6,071)	1997	32
0300	Minneapolis	MN	1,370	160	10,131	2,461	160	12,195	12,355	(4,896)	1997	35
2032	Independence	MO	33,387	—	48,025	4	—	48,025	48,025	(194)	2012	45
1078	Flowood	MS	—	—	8,413	689	—	9,075	9,075	(1,553)	2006	40
1059	Jackson	MS	—	—	8,869	37	—	8,905	8,905	(1,391)	2006	40
1060	Jackson	MS	6,005	—	7,187	2,160	—	9,347	9,347	(1,696)	2006	40
1068	Omaha	NE	13,661	—	16,243	400	17	16,615	16,632	(2,714)	2006	40
0729	Albuquerque	NM	—	—	5,380	182	—	5,563	5,563	(1,109)	2005	39
0348	Elko	NV	—	55	2,637	12	55	2,649	2,704	(1,050)	1999	35
0571	Las Vegas	NV	—	—	—	18,002	—	17,459	17,459	(4,115)	2003	40
0660	Las Vegas	NV	3,487	1,121	4,363	3,244	1,253	7,423	8,676	(2,396)	2000	34
0661	Las Vegas	NV	3,635	2,125	4,829	3,284	2,225	7,798	10,023	(1,767)	2000	34
0662	Las Vegas	NV	6,953	3,480	12,305	3,055	3,480	15,099	18,579	(3,689)	2000	34
0663	Las Vegas	NV	1,004	1,717	3,597	1,985	1,717	5,562	7,279	(1,716)	2000	34
0664	Las Vegas	NV	2,046	1,172	1,550	316	1,172	1,651	2,823	(1,649)	2000	*
0691	Las Vegas	NV	—	3,244	18,339	1,574	3,273	19,764	23,037	(6,395)	2004	30
2037	Mesquite	NV	3,280	—	5,559	5	—	5,559	5,559	(64)	2012	40
1285	Cleveland	OH	—	823	2,726	660	853	2,671	3,524	(546)	2006	40
0400	Harrison	OH	—	—	4,561	300	—	4,861	4,861	(1,776)	1999	35
1054	Durant	OK	—	619	9,256	1,152	651	10,368	11,019	(1,609)	2006	40
0817	Owasso	OK	—	—	6,582	594	—	7,176	7,176	(2,168)	2005	40
0404	Roseburg	OR	—	—	5,707	—	—	5,707	5,707	(2,074)	1999	35
0252	Clarksville	TN	—	765	4,184	—	765	4,184	4,949	(1,762)	1998	35
0624	Hendersonville	TN	—	256	1,530	661	256	2,070	2,326	(588)	2000	34
0559	Hermitage	TN	—	830	5,036	5,011	830	9,826	10,656	(2,613)	2003	35
0561	Hermitage	TN	—	596	9,698	2,284	596	11,548	12,144	(3,123)	2003	37
0562	Hermitage	TN	—	317	6,528	1,749	317	8,021	8,338	(2,218)	2003	37
0154	Knoxville	TN	—	700	4,559	3,462	700	8,022	8,722	(2,162)	1994	19
0409	Murfreesboro	TN	—	900	12,706	—	900	12,706	13,606	(5,767)	1999	35
0625	Nashville	TN	9,089	955	14,289	1,475	955	15,518	16,473	(3,335)	2000	34
0626	Nashville	TN	3,742	2,050	5,211	2,239	2,055	7,383	9,438	(1,543)	2000	34
0627	Nashville	TN	530	1,007	181	554	1,007	715	1,722	(163)	2000	34

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2012

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2012
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2012	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
0628	Nashville	TN	5,298	2,980	7,164	1,331	2,980	8,440	11,420	(1,674)	2000	34
0630	Nashville	TN	535	515	848	233	528	1,067	1,595	(219)	2000	34
0631	Nashville	TN	—	266	1,305	789	266	1,991	2,257	(430)	2000	34
0632	Nashville	TN	—	827	7,642	2,429	827	9,976	10,803	(2,213)	2000	34
0633	Nashville	TN	9,567	5,425	12,577	3,185	5,425	15,729	21,154	(3,390)	2000	34
0634	Nashville	TN	8,747	3,818	15,185	2,854	3,818	17,692	21,510	(4,081)	2000	34
0636	Nashville	TN	436	583	450	—	583	450	1,033	(82)	2000	34
0573	Arlington	TX	8,532	769	12,355	1,871	769	14,160	14,929	(2,954)	2003	34
0576	Conroe	TX	2,787	324	4,842	1,588	324	6,326	6,650	(1,787)	2000	34
0577	Conroe	TX	5,125	397	7,966	1,247	397	8,884	9,281	(1,789)	2000	34
0578	Conroe	TX	5,355	388	7,975	1,474	388	9,328	9,716	(1,377)	2000	*
0579	Conroe	TX	1,751	188	3,618	660	188	4,261	4,449	(779)	2000	34
0581	Corpus Christi	TX	—	717	8,181	2,041	717	10,178	10,895	(2,758)	2000	34
0600	Corpus Christi	TX	—	328	3,210	2,019	328	5,029	5,357	(1,277)	2000	34
0601	Corpus Christi	TX	—	313	1,771	624	313	2,382	2,695	(651)	2000	34
0582	Dallas	TX	5,268	1,664	6,785	2,056	1,693	8,692	10,385	(2,024)	2000	34
1314	Dallas	TX	—	15,230	162,971	5,238	15,239	167,873	183,112	(29,471)	2006	35
0583	Fort Worth	TX	2,906	898	4,866	1,231	898	6,041	6,939	(1,415)	2000	34
0805	Fort Worth	TX	—	—	2,481	726	2	3,158	3,160	(963)	2005	25
0806	Fort Worth	TX	—	—	6,070	35	5	6,024	6,029	(1,123)	2005	40
1061	Granbury	TX	—	—	6,863	80	—	6,943	6,943	(1,115)	2006	40
0430	Houston	TX	—	1,927	33,140	1,979	2,063	34,830	36,893	(13,129)	1999	35
0446	Houston	TX	—	2,200	19,585	5,566	2,209	22,623	24,832	(12,966)	1999	17
0586	Houston	TX	—	1,033	3,165	840	1,033	3,881	4,914	(930)	2000	34
0589	Houston	TX	9,688	1,676	12,602	2,743	1,706	15,124	16,830	(3,510)	2000	34
0670	Houston	TX	—	257	2,884	1,028	297	3,847	4,144	(807)	2000	35
0702	Houston	TX	—	—	7,414	1,115	7	8,501	8,508	(1,891)	2004	36
1044	Houston	TX	—	—	4,838	3,186	—	7,940	7,940	(1,802)	2006	40
0590	Irving	TX	5,510	828	6,160	1,563	828	7,665	8,493	(1,544)	2000	34
0700	Irving	TX	—	—	8,550	2,905	—	11,452	11,452	(2,601)	2004	34
1202	Irving	TX	—	1,604	16,107	589	1,604	16,696	18,300	(2,699)	2006	40
1207	Irving	TX	—	1,955	12,793	859	1,986	13,621	15,607	(2,051)	2006	40
1062	Lancaster	TX	—	162	3,830	301	162	4,097	4,259	(760)	2006	39
0591	Lewisville	TX	5,147	561	8,043	703	561	8,720	9,281	(1,620)	2000	34
0144	Longview	TX	—	102	7,998	386	102	8,384	8,486	(3,488)	1992	45
0143	Lufkin	TX	—	338	2,383	40	338	2,423	2,761	(988)	1992	45
0568	McKinney	TX	—	541	6,217	629	541	6,433	6,974	(1,690)	2003	36
0569	McKinney	TX	—	—	636	7,604	—	7,603	7,603	(1,695)	2003	40
0596	Nassau Bay	TX	5,383	812	8,883	1,614	812	10,350	11,162	(1,825)	2000	37
1079	North Richland Hills	TX	—	—	8,942	390	—	9,199	9,199	(1,528)	2006	40
2048	North Richland Hills	TX	—	1,385	10,213	—	1,385	10,213	11,598	(142)	2012	30
0142	Pampa	TX	—	84	3,242	569	84	3,811	3,895	(1,629)	1992	45
1048	Pearland	TX	—	—	4,014	4,002	—	7,953	7,953	(1,685)	2006	40
0447	Plano	TX	—	1,700	7,810	4,598	1,704	11,946	13,650	(3,467)	1999	*
0597	Plano	TX	7,569	1,210	9,588	1,760	1,210	11,255	12,465	(2,491)	2000	34
0672	Plano	TX	9,607	1,389	12,768	1,167	1,389	13,575	14,964	(2,752)	2002	36
1284	Plano	TX	—	2,049	18,793	1,082	2,087	19,050	21,137	(5,122)	2006	40
1286	Plano	TX	—	3,300	—	—	3,300	—	3,300	—	2006	**
0815	San Antonio	TX	—	—	9,193	773	12	9,924	9,936	(2,282)	2006	35
0816	San Antonio	TX	4,473	—	8,699	1,035	—	9,696	9,696	(2,140)	2006	35
1591	San Antonio	TX	—	—	7,309	288	12	7,585	7,597	(635)	2010	30
1977	San Antonio	TX	—	—	26,191	610	—	26,799	26,799	(1,797)	2011	30
0598	Sugarland	TX	3,815	1,078	5,158	1,456	1,084	6,472	7,556	(1,395)	2000	34
1081	Texarkana	TX	—	1,117	7,423	566	1,177	7,929	9,106	(1,291)	2006	40
0599	Texas City	TX	6,237	—	9,519	157	—	9,676	9,676	(1,666)	2000	37
0152	Victoria	TX	—	125	8,977	—	125	8,977	9,102	(3,605)	1994	45
1592	Bountiful	UT	5,154	999	7,426	55	999	7,481	8,480	(607)	2010	30
0169	Bountiful	UT	—	276	5,237	561	330	5,743	6,073	(2,161)	1995	45
0346	Castle Dale	UT	—	50	1,818	63	50	1,881	1,931	(757)	1998	35
0347	Centerville	UT	—	300	1,288	191	300	1,479	1,779	(623)	1999	35
2035	Draper	UT	5,810	—	10,803	79	—	10,876	10,876	(110)	2012	45
0350	Grantsville	UT	—	50	429	39	50	468	518	(209)	1999	35
0469	Kaysville	UT	—	530	4,493	146	530	4,639	5,169	(1,160)	2001	43
0456	Layton	UT	—	371	7,073	377	389	7,359	7,748	(2,517)	2001	35
2042	Layton	UT	—	—	10,275	7	—	10,275	10,275	(107)	2012	45
0359	Ogden	UT	—	180	1,695	121	180	1,764	1,944	(715)	1999	35

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2012

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2012
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2012	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
1283	Ogden	UT	—	106	4,464	524	106	4,528	4,634	(719)	2006	40
0357	Orem	UT	—	337	8,744	1,184	306	9,191	9,497	(4,044)	1999	35
0371	Providence	UT	—	240	3,876	202	256	3,802	4,058	(1,474)	1999	35
0353	Salt Lake City	UT	—	190	779	61	201	830	1,031	(342)	1999	35
0354	Salt Lake City	UT	—	220	10,732	1,342	220	11,872	12,092	(4,563)	1999	35
0355	Salt Lake City	UT	—	180	14,792	1,215	180	15,901	16,081	(6,251)	1999	35
0467	Salt Lake City	UT	—	3,000	7,541	649	3,109	8,036	11,145	(2,410)	2001	38
0566	Salt Lake City	UT	—	509	4,044	834	509	4,710	5,219	(1,264)	2003	37
2041	Salt Lake City	UT	—	—	12,326	9	—	12,326	12,326	(125)	2012	45
2033	Sandy	UT	3,170	867	3,513	8	867	3,513	4,380	(79)	2012	20
0358	Springville	UT	—	85	1,493	188	85	1,682	1,767	(673)	1999	35
0482	Stansbury	UT	—	450	3,201	346	450	3,484	3,934	(904)	2001	45
0351	Washington Terrace	UT	—	—	4,573	1,946	—	6,167	6,167	(2,178)	1999	35
0352	Washington Terrace	UT	—	—	2,692	439	—	2,801	2,801	(1,077)	1999	35
2034	West Jordan	UT	7,958	—	12,021	10	—	12,021	12,021	(121)	2012	45
2036	West Jordan	UT	1,509	—	1,383	11	—	1,383	1,383	(13)	2012	20
0495	West Valley City	UT	—	410	8,266	1,002	410	9,268	9,678	(2,922)	2002	35
0349	West Valley City	UT	—	1,070	17,463	76	1,036	17,566	18,602	(6,955)	1999	35
1208	Fairfax	VA	—	8,396	16,710	2,848	8,408	19,545	27,953	(4,437)	2006	28
0572	Reston	VA	—	—	11,902	44	—	11,875	11,875	(2,832)	2003	43
0448	Renton	WA	—	—	18,724	1,523	—	19,580	19,580	(7,276)	1999	35
0781	Seattle	WA	—	—	52,703	3,206	—	53,162	53,162	(11,795)	2004	39
0782	Seattle	WA	—	—	24,382	3,634	21	27,188	27,209	(6,521)	2004	36
0783	Seattle	WA	—	—	5,625	969	—	6,547	6,547	(4,806)	2004	10
0785	Seattle	WA	—	—	7,293	1,341	—	7,875	7,875	(2,125)	2004	33
1385	Seattle	WA	—	—	38,925	848	—	39,763	39,763	(7,329)	2007	30
2038	Evanston	WY	2,213	—	4,601	12	—	4,601	4,601	(52)	2012	40
0884	Coyoacan	DF	—	415	3,739	255	338	4,066	4,404	(736)	2006	40

			$320,032	$192,906	$1,989,115	$313,338	$195,525	$2,255,103	$2,450,628	$(506,859)

Post—acute/skilled nursing
0012	Livermore	CA	—	610	1,711	1,125	610	2,835	3,445	(2,788)	1985	25
0315	Perris	CA	—	336	3,021	—	336	3,021	3,357	(1,552)	1998	25
0002	Fort Collins	CO	—	499	1,913	1,454	499	3,114	3,613	(3,114)	1985	25
0018	Morrison	CO	—	1,429	5,464	4,019	1,429	8,757	10,186	(8,565)	1985	24
0280	Statesboro	GA	—	168	1,508	—	168	1,509	1,677	(798)	1992	25
0297	Rexburg	ID	—	200	5,310	—	200	5,060	5,260	(2,097)	1998	35
0378	Anderson	IN	—	500	4,724	1,734	500	6,057	6,557	(2,033)	1999	35
0384	Angola	IN	—	130	2,900	2,798	130	5,698	5,828	(1,100)	1999	35
0385	Fort Wayne	IN	—	200	4,150	2,667	200	6,817	7,017	(1,928)	1999	38
0386	Fort Wayne	IN	—	140	3,760	—	140	3,760	3,900	(1,414)	1999	35
0387	Huntington	IN	—	30	2,970	338	30	3,308	3,338	(1,159)	1999	35
0373	Kokomo	IN	—	250	4,622	1,294	250	5,653	5,903	(1,462)	1999	45
0454	New Albany	IN	—	230	6,595	—	230	6,595	6,825	(2,214)	2001	35
0484	Tell City	IN	—	95	6,208	1,299	95	7,509	7,604	(1,802)	2001	45
0688	Cynthiana	KY	—	192	4,875	—	192	4,875	5,067	(961)	2004	40
0071	Mayfield	KY	—	218	2,797	—	218	2,792	3,010	(1,835)	1986	40
0298	Franklin	LA	—	405	3,424	—	405	3,424	3,829	(1,780)	1998	25
0299	Morgan City	LA	—	203	2,050	—	203	2,050	2,253	(1,065)	1998	25
0017	Westborough	MA	—	858	2,975	2,894	858	5,866	6,724	(4,578)	1985	30
0388	Las Vegas	NV	—	1,300	3,950	1,487	1,300	5,437	6,737	(1,486)	1999	35
0389	Las Vegas	NV	—	1,300	5,800	—	1,300	5,800	7,100	(2,182)	1999	35
0390	Fairborn	OH	—	250	4,850	—	250	4,850	5,100	(1,825)	1999	35
0391	Georgetown	OH	—	130	4,970	—	130	4,970	5,100	(1,870)	1999	35
0063	Marion	OH	—	218	2,971	—	218	2,966	3,184	(2,521)	1986	30
0038	Newark	OH	—	400	8,588	—	400	8,577	8,977	(6,254)	1986	35
0392	Port Clinton	OH	—	370	3,630	—	370	3,630	4,000	(1,366)	1999	35
0393	Springfield	OH	—	250	3,950	2,113	250	6,063	6,313	(1,697)	1999	35
0394	Toledo	OH	—	120	5,130	—	120	5,130	5,250	(1,930)	1999	35
0395	Versailles	OH	—	120	4,980	—	120	4,980	5,100	(1,873)	1999	35
0695	Carthage	TN	—	129	2,406	—	129	2,225	2,354	(535)	2004	35
0054	Loudon	TN	—	26	3,879	—	26	3,873	3,899	(2,872)	1986	35
0047	Maryville	TN	—	160	1,472	—	160	1,468	1,628	(862)	1986	45
0048	Maryville	TN	—	307	4,376	—	307	4,369	4,676	(2,489)	1986	45
0285	Fort Worth	TX	—	243	2,036	269	243	2,305	2,548	(1,212)	1998	25
0296	Ogden	UT	—	250	4,685	—	250	4,435	4,685	(1,817)	1998	35

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2012

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2012
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2012	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
0681	Fishersville	VA	—	751	7,734	—	751	7,220	7,971	(1,570)	2004	40
0682	Floyd	VA	—	309	2,263	—	309	1,893	2,202	(654)	2004	25
0689	Independence	VA	—	206	8,366	—	206	7,810	8,016	(1,676)	2004	40
0683	Newport News	VA	—	535	6,192	—	535	5,719	6,254	(1,243)	2004	40
0684	Roanoke	VA	—	586	7,159	—	586	6,696	7,282	(1,454)	2004	40
0685	Staunton	VA	—	422	8,681	—	422	8,136	8,558	(1,766)	2004	40
0686	Williamsburg	VA	—	699	4,886	—	699	4,464	5,163	(971)	2004	40
0690	Windsor	VA	—	319	7,543	—	319	7,018	7,337	(1,506)	2004	40
0687	Woodstock	VA	—	603	5,395	9	605	4,987	5,592	(1,086)	2004	40

			$—	$16,696	$196,869	$23,500	$16,698	$213,721	$230,419	$(86,962)

Hospital
0126	Sherwood	AR	—	709	9,604	—	709	9,587	10,296	(4,693)	1990	45
0113	Glendale	AZ	—	1,565	7,050	—	1,565	7,050	8,615	(3,543)	1988	45
1038	Fresno	CA	—	3,652	29,113	16,699	3,652	45,813	49,465	(10,320)	2006	40
0423	Irvine	CA	—	18,000	70,800	—	18,000	70,800	88,800	(26,641)	1999	35
0127	Colorado Springs	CO	—	690	8,338	—	690	8,338	9,028	(4,058)	1989	45
0425	Palm Beach Garden	FL	—	4,200	58,250	—	4,200	58,250	62,450	(21,915)	1999	35
0887	Atlanta	GA	—	4,300	13,690	—	4,300	11,890	16,190	(3,468)	2007	40
0426	Roswell	GA	—	6,900	55,300	—	6,900	54,859	61,759	(20,687)	1999	35
0112	Overland Park	KS	—	2,316	10,681	—	2,316	10,680	12,996	(5,558)	1989	45
1383	Baton Rouge	LA	—	690	8,545	86	690	8,502	9,192	(1,557)	2007	40
0877	Slidell	LA	—	1,490	22,034	—	1,490	20,934	22,424	(3,227)	2006	40
2031	Slidell	LA	—	3,000	—	643	3,000	643	3,643	—	2012	**
0429	Hickory	NC	—	2,600	69,900	—	2,600	69,900	72,500	(26,296)	1999	35
0886	Dallas	TX	—	1,820	8,508	26	1,820	7,454	9,274	(1,087)	2007	40
1319	Dallas	TX	—	18,840	138,235	1,097	18,840	139,332	158,172	(22,658)	2007	35
1384	Plano	TX	—	6,290	22,686	3,920	6,290	26,606	32,896	(4,346)	2007	25
0084	San Antonio	TX	—	1,990	11,184	—	1,990	11,174	13,164	(6,104)	1987	45
0885	Greenfield	WI	—	620	9,542	—	620	8,722	9,342	(1,270)	2006	40

			$—	$79,672	$553,460	$22,471	$79,672	$570,534	$650,206	$(167,428)

Total continuing operations properties			$1,676,544	$1,844,818	$10,011,830	$904,045	$1,850,397	$10,771,168	$12,621,565	$(1,737,429)

Corporate and other assets			—	—	2,729	4,014	—	3,180	3,180	(2,289)

Total			$1,676,544	$1,844,818	$10,014,559	$908,059	$1,850,397	$10,774,348	$12,624,745	$(1,739,718)

*
Property is in development or taken out of service and placed in redevelopment and not yet placed in service.

**
Represents land parcels held for development which are not depreciated.

†
A portion of the property has been taken out of service and placed in redevelopment.

(1)
At December 31, 2012, the tax basis of the Company's net real estate assets is less than the reported amounts by approximately $1.6 billion.

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2012

(Dollars in thousands)

          (b)   A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2012, 2011 and 2010 follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Real estate:
Balances at beginning of year	$10,730,089	$9,756,927	$9,416,188
Acquisition of real estate and development and improvements	1,941,091	1,049,723	377,354
Disposition of real estate	(148,752)	(21,737)	(61,139)
Impairments	(7,878)	—	—
Balances associated with changes in reporting presentation(1)	110,195	(54,824)	24,524

Balances at end of year	$12,624,745	$10,730,089	$9,756,927

Accumulated depreciation:
Balances at beginning of year	$1,449,579	$1,226,122	$1,015,263
Depreciation expense	302,332	294,480	254,799
Disposition of real estate	(32,942)	(5,705)	(27,123)
Balances associated with changes in reporting presentation(1)	20,749	(65,318)	(16,817)

Balances at end of year	$1,739,718	$1,449,579	$1,226,122

(1)
The balances associated with changes in reporting presentation represent real estate and accumulated depreciation related to properties placed into discontinued operations as of December 31, 2012.