Form 10-Q
period 2013-03-31
HCP, INC.
filed 2013-05-02
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013.

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

As of April 25, 2013, there were 454,486,181 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

HCP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Real estate:
Buildings and improvements	$10,623,382	$10,537,484
Development costs and construction in progress	223,534	236,864
Land	1,853,392	1,850,397
Accumulated depreciation and amortization	(1,822,628)	(1,739,718)
Net real estate	10,877,680	10,885,027

Net investment in direct financing leases	6,921,421	6,881,393
Loans receivable, net	291,870	276,030
Investments in and advances to unconsolidated joint ventures	209,810	212,213
Accounts receivable, net of allowance of $1,632 and $1,668, respectively	32,183	34,150
Cash and cash equivalents	47,547	247,673
Restricted cash	37,675	37,848
Intangible assets, net	537,692	552,701
Other assets, net	776,853	788,520
Total assets(1)	$19,732,731	$19,915,555
LIABILITIES AND EQUITY
Bank line of credit	$14,000	$—
Term loan	208,213	222,694
Senior unsecured notes	6,563,749	6,712,624
Mortgage debt	1,680,792	1,676,544
Other debt	78,836	81,958
Intangible liabilities, net	101,633	105,909
Accounts payable and accrued liabilities	238,583	293,994
Deferred revenue	64,866	68,055
Total liabilities(2)	8,950,672	9,161,778

Commitments and contingencies

Common stock, $1.00 par value: 750,000,000 shares authorized; 454,416,748 and 453,191,321 shares issued and outstanding, respectively	454,417	453,191
Additional paid-in capital	11,218,702	11,180,066
Cumulative dividends in excess of earnings	(1,075,249)	(1,067,367)
Accumulated other comprehensive loss	(16,604)	(14,653)
Total stockholders’ equity	10,581,266	10,551,237

Joint venture partners	15,185	14,752
Non-managing member unitholders	185,608	187,788
Total noncontrolling interests	200,793	202,540
Total equity	10,782,059	10,753,777
Total liabilities and equity	$19,732,731	$19,915,555

(1)      The Company’s consolidated total assets at March 31, 2013 and December 31, 2012, include assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs as follows: accounts receivable, net, $2 million in each period presented; cash and cash equivalents, $10 million in each period presented; and other assets, net, $3 million and $2 million, respectively. See Note 16 to the Condensed Consolidated Financial Statements for additional information.

(2)      The Company’s consolidated total liabilities at March 31, 2013 and December 31, 2012, include liabilities of certain VIEs for which the VIE creditors do not have recourse to HCP, Inc. as follows: other debt, $0.2 million in each period presented; accounts payable and accrued liabilities, $15 million and $14 million, respectively; and deferred revenue, $2 million in each period presented. See Note 16 to the Condensed Consolidated Financial Statements for additional information.

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental and related revenues	$285,476	$241,151
Tenant recoveries	24,203	22,650
Resident fees and services	36,891	36,179
Income from direct financing leases	156,870	154,535
Interest income	12,386	819
Investment management fee income	443	493
Total revenues	516,269	455,827

Costs and expenses:
Interest expense	109,351	103,752
Depreciation and amortization	104,717	85,280
Operating	73,605	67,333
General and administrative	20,744	20,089
Total costs and expenses	308,417	276,454

Other income, net	12,012	436

Income before income taxes and equity income from unconsolidated joint ventures	219,864	179,809
Income taxes	(881)	709
Equity income from unconsolidated joint ventures	14,801	13,675
Income from continuing operations	233,784	194,193

Discontinued operations:
Loss before gain on sales of real estate	—	(485)
Gain on sales of real estate	—	2,856
Total discontinued operations	—	2,371

Net income	233,784	196,564
Noncontrolling interests’ share in earnings	(3,199)	(3,184)
Net income attributable to HCP, Inc.	230,585	193,380
Preferred stock dividends	—	(17,006)
Participating securities’ share in earnings	(478)	(1,117)
Net income applicable to common shares	$230,107	$175,257

Basic earnings per common share:
Continuing operations	$0.51	$0.42
Discontinued operations	—	0.01
Net income applicable to common shares	$0.51	$0.43
Diluted earnings per common share:
Continuing operations	$0.51	$0.42
Discontinued operations	—	0.01
Net income applicable to common shares	$0.51	$0.43
Weighted average shares used to calculate earnings per common share:
Basic	453,651	410,018
Diluted	454,613	411,661

Dividends declared per common share	$0.525	$0.50

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net income	$233,784	$196,564

Other comprehensive income (loss):
Unrealized gains on securities:
Unrealized gains	1,355	1,304
Reclassification adjustment realized in net income	(9,131)	—
Change in net unrealized gains on cash flow hedges:
Unrealized gains	5,320	276
Reclassification adjustment realized in net income	272	89
Change in Supplemental Executive Retirement Plan obligation	55	45
Foreign currency translation adjustment	178	202
Total other comprehensive income (loss)	(1,951)	1,916

Total comprehensive income	231,833	198,480
Total comprehensive income attributable to noncontrolling interests	(3,199)	(3,184)
Total comprehensive income attributable to HCP, Inc.	$228,634	$195,296

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share data)

(Unaudited)

				Cumulative	Accumulated
			Additional	Dividends	Other	Total	Total
	Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2013	453,191	$453,191	$11,180,066	$(1,067,367)	$(14,653)	$10,551,237	$202,540	$10,753,777
Net income	—	—	—	230,585	—	230,585	3,199	233,784
Other comprehensive loss	—	—	—	—	(1,951)	(1,951)	—	(1,951)
Issuance of common stock, net	555	555	13,901	—	—	14,456	(2,179)	12,277
Repurchase of common stock	(14)	(14)	(675)	—	—	(689)	—	(689)
Exercise of stock options	685	685	19,980	—	—	20,665	—	20,665
Amortization of deferred compensation	—	—	5,430	—	—	5,430	—	5,430
Common dividends ($0.525 per share)	—	—	—	(238,467)	—	(238,467)	—	(238,467)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,754)	(3,754)
Issuance of noncontrolling interests	—	—	—	—	—	—	987	987
March 31, 2013	454,417	$454,417	$11,218,702	$(1,075,249)	$(16,604)	$10,581,266	$200,793	$10,782,059

						Cumulative	Accumulated
					Additional	Dividends	Other	Total	Total
	Preferred Stock		Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2012	11,820	$285,173	408,629	$408,629	$9,383,536	$(1,024,274)	$(19,582)	$9,033,482	$187,140	$9,220,622
Net income	—	—	—	—	—	193,380	—	193,380	3,184	196,564
Other comprehensive income	—	—	—	—	—	—	1,916	1,916	—	1,916
Preferred stock redemption	(11,820)	(285,173)	—	—	—	(11,723)	—	(296,896)	—	(296,896)
Issuance of common stock, net	—	—	9,559	9,559	358,397	—	—	367,956	(1,034)	366,922
Repurchase of common stock	—	—	(167)	(167)	(6,817)	—	—	(6,984)	—	(6,984)
Exercise of stock options	—	—	1,412	1,412	36,219	—	—	37,631	—	37,631
Amortization of deferred compensation	—	—	—	—	5,373	—	—	5,373	—	5,373
Preferred dividends	—	—	—	—	—	(5,283)	—	(5,283)	—	(5,283)
Common dividends ($0.50 per share)	—	—	—	—	—	(205,784)	—	(205,784)	—	(205,784)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,912)	(3,912)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	181	181
Purchase of noncontrolling interests	—	—	—	—		—	—	—	(388)	(388)
March 31, 2012	—	$—	419,433	$419,433	$9,776,708	$(1,053,684)	$(17,666)	$9,124,791	$185,171	$9,309,962

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$233,784	$196,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	104,717	85,280
Discontinued operations	—	2,996
Amortization of above and below market lease intangibles, net	(78)	(697)
Amortization of deferred compensation	5,430	5,373
Amortization of deferred financing costs, net	4,644	4,529
Straight-line rents	(18,793)	(9,927)
Loan and direct financing lease interest accretion	(24,266)	(25,878)
Deferred rental revenues	1,257	1,839
Equity income from unconsolidated joint ventures	(14,801)	(13,675)
Distributions of earnings from unconsolidated joint ventures	803	913
Gain on sales of real estate	—	(2,856)
Marketable securities gains, net	(10,977)	—
Derivative (gains) losses, net	(105)	203
Changes in:
Accounts receivable, net	1,967	2,300
Other assets	(8,699)	(7,877)
Accounts payable and accrued liabilities	(60,533)	(52,619)
Net cash provided by operating activities	214,350	186,468
Cash flows from investing activities:
Acquisitions of real estate	(25,654)	—
Development of real estate	(38,749)	(22,340)
Leasing costs and tenant and capital improvements	(8,959)	(8,931)
Proceeds from sales of real estate, net	—	7,238
Distributions in excess of earnings from unconsolidated joint ventures	568	2,716
Proceeds from the sale of marketable securities	28,030	—
Principal repayments on loans receivable	2,188	4,015
Investments in loans receivable	(14,957)	(9,939)
(Increase) decrease in restricted cash	173	(3,905)
Net cash used in investing activities	(57,360)	(31,146)
Cash flows from financing activities:
Net borrowings (repayments) under bank line of credit	14,000	(454,000)
Issuance of senior unsecured notes	—	450,000
Repayment of senior unsecured notes	(150,000)	—
Repayments of mortgage debt	(12,135)	(10,057)
Deferred financing costs	—	(10,117)
Net proceeds from the issuance of common stock and exercise of options	32,253	397,569
Dividends paid on common and preferred stock	(238,467)	(211,067)
Issuance of noncontrolling interests	987	181
Distributions to noncontrolling interests	(3,754)	(3,912)
Net cash provided by (used in) financing activities	(357,116)	158,597
Net increase (decrease) in cash and cash equivalents	(200,126)	313,919
Cash and cash equivalents, beginning of period	247,673	33,506
Cash and cash equivalents, end of period	$47,547	$347,425

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)         Business

HCP, Inc., an S&P 500 company, together with its consolidated entities (collectively, “HCP” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). The Company is a Maryland corporation and was organized to qualify as a self-administered real estate investment trust (“REIT”) in 1985. The Company is headquartered in Long Beach, California, with offices in Nashville, Tennessee and San Francisco, California. The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers. The Company’s portfolio is comprised of investments in the following five healthcare segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. The Company makes investments within the healthcare segments using the following five investment products: (i) properties under lease, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management and (v) investments in senior housing operations utilizing the structure permitted by the Housing and Economic Recovery Act of 2008, which is commonly referred to as “RIDEA.”

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

The condensed consolidated financial statements include the accounts of HCP, its wholly-owned subsidiaries and joint ventures or variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).

Certain amounts in the Company’s condensed consolidated financial statements have been reclassified for prior periods to conform to the current period presentation. Assets sold or held for sale and associated liabilities have been reclassified on the condensed consolidated balance sheets and the related operating results reclassified from continuing to discontinued operations on the condensed consolidated statements of income (see Note 4).

Acquisition Costs

Transaction costs related to acquisitions of businesses, including properties, are expensed as incurred.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The adoption of ASU 2013-02 on January 1, 2013 did not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2012, the FASB issued Accounting Standards Update No. 2012-01, Continuing Care Retirement Communities—Refundable Advance Fees (“ASU 2012-01”). This update clarifies the situations in which recognition of deferred revenue for refundable advance fees is appropriate. The adoption of ASU 2012-01 on January 1, 2013 did not have a material impact on the Company’s consolidated financial position or results of operations.

(3)         Real Estate Property Investments

During the three months ended March 31, 2013 and 2012, the Company funded an aggregate of $42 million and $30 million, respectively, for construction, tenant and other capital improvement projects, primarily in its senior housing, life science and medical office segments.

$1.73 Billion Senior Housing Portfolio Acquisition (the “Blackstone JV Acquisition”)

During the first quarter of 2013 and fourth quarter of 2012, the Company acquired 133 senior housing communities for $1.73 billion from a joint venture between Emeritus Corporation (“Emeritus”) and Blackstone Real Estate Partners VI, an affiliate of the Blackstone Group (the “Blackstone JV”). Located in 29 states, the portfolio encompasses a diversified care mix of 61% assisted living, 25% independent living, 13% memory care and 1% skilled nursing based on units. Based on operating performance at closing, the 133 communities consisted of 99 that were stabilized and 34 that were in lease-up. The transaction closed in two stages: (i) 129 senior housing facilities during the fourth quarter of 2012 for $1.7 billion; and (ii) four senior housing facilities during the first quarter of 2013 for $38 million. The Company paid $1.73 billion in cash consideration and assumed $13 million of mortgage debt to acquire: (i) real estate with a fair value of $1.57 billion, (ii) intangible assets with a fair value of $174 million; and (iii) assumed intangible liabilities with a fair value of $4 million. As of March 31, 2013, the purchase price allocation is preliminary, and the final purchase price allocation will be determined pending the receipt of information necessary to complete the valuation of certain assets and liabilities, which may result in changes from the initial estimates.

Emeritus operates the communities pursuant to a new triple-net master lease for 128 properties (the “Master Lease”) and five individual leases, all guaranteed by Emeritus (together, the “Leases”). The Leases provide aggregate contractual rent in the first year of $105.8 million. The contractual rent will increase annually by the greater of the percentage increase in the Consumer Price Index (“CPI”) or 3.7% on average over the initial five years, and thereafter by the greater of CPI or 3.0% for the remaining initial lease term. At the beginning of the sixth lease year, rent on the 34 lease-up properties will increase to the greater of the percentage increase in CPI or fair market, subject to a floor of 103% and a cap of 130% of the prior year’s rent.

The Master Lease properties are grouped into three pools that share comparable characteristics. The Leases have initial terms of 14 to 16 years. Emeritus has two extension options, which, if exercised, will provide for lease terms of 30 to 35 years.

Concurrent with the acquisition, Emeritus purchased nine communities from the Blackstone JV, for which the Company provided secured debt financing of $52 million with a four-year term. The loan is secured by the underlying real estate and is prepayable at Emeritus’ option. The interest rate on the loan was initially 6.1% and will gradually increase during its four year term to 6.8%.

Pro Forma Results of Operations

The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2012 assume that the Blackstone JV Acquisition was completed as of January 1, 2012 (in thousands, except per share amounts):

Revenues	$482,277
Net income	204,408
Net income applicable to HCP, Inc.	201,224
Basic earnings per common share	0.43
Diluted earnings per common share	0.43

(4)   Dispositions of Real Estate and Discontinued Operations

During the three months ended March 31, 2012, the Company sold a medical office building for $7 million.

At March 31, 2012, three properties were classified as held for sale, with a combined aggregate carrying value of $98 million. There were no properties classified as held for sale or reported as discontinued operations as of or during the three months ended March 31, 2013.

The following table summarizes operating loss from discontinued operations and gain on sales of real estate included in discontinued operations for the three months ended March 31, 2012 (dollars in thousands):

Rental and related revenues	$3,430

Depreciation and amortization expenses	2,996
Operating expenses	18
Other expense, net	901
Net loss before gain on sales of real estate	$(485)
Gain on sales of real estate, net of income taxes	$2,856

Number of properties included in discontinued operations	4

(5)         Net Investment in Direct Financing Leases

The components of net investment in direct financing leases (“DFLs”) consisted of the following (dollars in thousands):

	March 31,	December 31,
	2013	2012
Minimum lease payments receivable(1)	$25,085,037	$25,217,520
Estimated residual values	4,010,514	4,010,514
Less unearned income	(22,174,130)	(22,346,641)
Net investment in direct financing leases	$6,921,421	$6,881,393
Properties subject to direct financing leases	361	361

(1)          The minimum lease payments receivable are primarily attributable to HCR ManorCare, Inc. (“HCR ManorCare”) ($23.9 billion and $24.0 billion at March 31, 2013 and December 31, 2012, respectively). The triple-net master lease with HCR ManorCare provides for annual rent of $506 million beginning April 1, 2013 (prior to April 1, 2013, annual rent was $489 million). The rent increases by 3.5% per year over the next three years and by 3% for the remaining portion of the initial lease term. The properties are grouped into four pools, and HCR ManorCare has a one-time extension option for each pool with rent increased for the first year of the extension option to the greater of fair market rent or a 3% increase over the rent for the prior year. Including the extension options, which the Company determined to be bargain renewal options, the four leased pools had total initial available terms ranging from 23 to 35 years.

Certain leases contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the properties at the end of the lease terms.

(6)   Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	March 31, 2013			December 31, 2012
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine	$—	$145,150	$145,150	$—	$145,150	$145,150
Other	163,008	—	163,008	147,264	—	147,264
Unamortized discounts, fees and costs	—	(2,878)	(2,878)	—	(2,974)	(2,974)
Allowance for loan losses	—	(13,410)	(13,410)	—	(13,410)	(13,410)
	$163,008	$128,862	$291,870	$147,264	$128,766	$276,030

Tandem Health Care Loan

On July 31, 2012, the Company closed a mezzanine loan facility to lend up to $205 million to Tandem Health Care (“Tandem”), an affiliate of Formation Capital, as part of the recapitalization of a post-acute/skilled nursing portfolio. The Company funded $100 million (the “First Tranche”) at closing and has a commitment to fund an additional $105 million (the “Second Tranche”) through August 2013. The Second Tranche will be used to repay debt senior to the Company’s loan. At closing, the loan was subordinate to $400 million in senior mortgage debt and $137 million in senior mezzanine debt. The loan bears interest at a fixed rate of 12% and 14% per annum for the First and Second Tranche, respectively. The facility has a total term of up to 63 months from the initial closing, is prepayable at the borrower’s option and is secured by real estate partnership interests.

Delphis Operations, L.P. Loan

The Company holds a secured term loan made to Delphis Operations, L.P. (“Delphis” or the “Borrower”) that is collateralized by all of the assets of the Borrower. The Borrower’s collateral is comprised primarily of interests in partnerships operating surgical facilities, some of which are on the premises of properties owned by the Company or HCP Ventures IV, LLC, an unconsolidated joint venture of the Company. In December 2009, the Company determined that the loan was impaired. Further, in January 2011 the Company placed the loan on cost-recovery status, whereby accrual of interest income was suspended and any payments received from the Borrower are applied to reduce the recorded investment in the loan.

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

Pursuant to the 2012 Agreement, the Company received the remaining cash ($4.8 million, after reducing this amount by $0.5 million for related legal expenses) and other consideration ($2.1 million) of $6.9 million from the Guarantors. In addition, during 2012 the Company received $38.1 million in net proceeds from the sales of two of the primary collateral assets, which proceeds, together with the cash payments and other consideration, were applied to reduce the carrying value of the loan. At both March 31, 2013 and December 31, 2012, the carrying value of the loan was $30.7 million. At March 31, 2013, the Company believes the fair value of the collateral supporting this loan is in excess of its carrying value.

(7)   Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method at March 31, 2013 (dollars in thousands):

Entity(1)	Properties/Segment	Investment(2)	Ownership%
HCR ManorCare	post-acute/skilled nursing operations	$88,827	9.5(3)
HCP Ventures III, LLC	13 medical office	7,410	30
HCP Ventures IV, LLC	54 medical office and 4 hospital	31,480	20
HCP Life Science(4)	4 life science	68,287	50-63
Horizon Bay Hyde Park, LLC	1 senior housing	6,581	72
Suburban Properties, LLC	1 medical office	7,044	67
Advances to unconsolidated joint ventures, net		181
		$209,810
Edgewood Assisted Living Center, LLC	1 senior housing	$(704)	45
Seminole Shores Living Center, LLC	1 senior housing	(428)	50
		$(1,132)

(1)          These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.

(2)          Represents the carrying value of the Company’s investment in the unconsolidated joint venture.

(3)          Presented after adjusting the Company’s 9.9% ownership for the dilution of certain of HCR ManorCare’s outstanding employee equity awards.

(4)          Includes three unconsolidated joint ventures between the Company and an institutional capital partner for which the Company is the managing member. HCP Life Science includes the following partnerships: (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%).

Summarized combined financial information for the Company’s unconsolidated joint ventures follows (in thousands):

	March 31,	December 31,
	2013	2012
Real estate, net	$3,706,411	$3,731,740
Goodwill and other assets, net	5,875,013	5,734,318
Total assets	$9,581,424	$9,466,058

Capital lease obligations and mortgage debt	$6,844,859	$6,875,932
Accounts payable	1,108,324	971,095
Other partners’ capital	1,445,199	1,435,885
HCP’s capital(1)	183,042	183,146
Total liabilities and partners’ capital	$9,581,424	$9,466,058

(1)          The combined basis difference of the Company’s investments in these joint ventures of $25 million, as of March 31, 2013, is primarily attributable to goodwill, real estate, capital lease obligations, deferred tax assets and lease related net intangibles.

	Three Months Ended March 31,
	2013	2012
Total revenues	$1,093,374	$1,044,509
Net income	10,584	1,125
HCP’s share in earnings (1)	14,801	13,675
Fees earned by HCP	443	493
Distributions received by HCP	1,371	3,629

(1)          The Company’s joint venture interest in HCR ManorCare is accounted for using the equity method and results in an ongoing reduction of DFL income, proportional to HCP’s ownership in HCR ManorCare. The Company recorded a reduction of $15.9 million and $14.7 million for the three months ended March 31, 2013 and 2012, respectively. Further, the Company’s share of earnings from HCR ManorCare (equity income) increases for the corresponding reduction of related lease expense recognized at the HCR ManorCare level.

(8)         Intangibles

At March 31, 2013 and December 31, 2012, intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles and below market ground lease intangibles, were $797 million and $794 million, respectively. At March 31, 2013 and December 31, 2012, the accumulated amortization of intangible assets was $259 million and $241 million, respectively.

At both March 31, 2013 and December 31, 2012, intangible lease liabilities, comprised of below market lease intangibles and above market ground lease intangible liabilities were $199 million. At March 31, 2013 and December 31, 2012, the accumulated amortization of intangible liabilities was $97 million and $93 million, respectively.

(9)         Other Assets

The Company’s other assets consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Straight-line rent assets, net of allowance of $33,767 and $33,521, respectively	$323,513	$306,294
Marketable debt securities(1)	208,214	222,809
Leasing costs, net	93,678	93,763
Deferred financing costs, net	42,944	45,490
Goodwill	50,346	50,346
Marketable equity securities	—	24,829
Other(2)	58,158	44,989
Total other assets	$776,853	$788,520

(1)          Represents £136.9 million of Four Seasons senior unsecured notes translated into U.S. dollars (see below for additional information).

(2)          Includes a $5.4 million allowance for losses related to accrued interest receivable on the Delphis loan, which accrued interest is included in other assets. At both March 31, 2013 and December 31, 2012, the carrying value of interest accrued related to the Delphis loan was zero. See Note 6 for additional information about the Delphis loan and the related impairment. At March 31, 2013 and December 31, 2012, includes a loan receivable of $8 million and $10 million, respectively, from HCP Ventures IV, LLC, an unconsolidated joint venture (see Note 7 for additional information) with an interest rate of 12% which matures in May 2014. The loan is secured by HCP’s joint venture partner’s 80% partnership interest in the joint venture.

During the three months ended March 31, 2013, the Company realized gains from the sale of marketable equity securities of $11 million, which were included in other income, net. At December 31, 2012, the fair value and adjusted cost basis of the marketable equity securities were $24.8 million and $17.1 million, respectively. The marketable equity securities were classified as available-for-sale.

Four Seasons Health Care Senior Unsecured Notes

On June 28, 2012, the Company purchased senior unsecured notes with an aggregate par value of £138.5 million at a discount for £136.8 million ($214.9 million). The notes were issued by Elli Investments Limited, a subsidiary of Terra Firma, a European private equity firm, as part of its financing for the acquisition of Four Seasons Health Care, an elderly and specialist care provider in the United Kingdom. The notes mature in June 2020 and are non-callable through June 2016. The notes bear interest on their par value at a fixed rate of 12.25% per annum, with an original issue discount resulting in a yield to maturity of 12.5%. This investment was financed by a GBP denominated unsecured term loan that is discussed in Note 10. These senior unsecured notes are accounted for as marketable debt securities and classified as held-to-maturity.

(10) Debt

Bank Line of Credit and Term Loan

The Company’s $1.5 billion unsecured revolving line of credit facility (the “Facility”) matures on March 2016 and contains a one-year extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends on the Company’s debt ratings. The Company pays a facility fee on the entire revolving commitment that depends upon its debt ratings. Based on the Company’s debt ratings at March 31, 2013, the margin on the Facility was 1.075%, and the facility fee was 0.175%. The Facility also includes a feature that will allow the Company to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At March 31, 2013, the Company had $14 million outstanding under the Facility.

On July 30, 2012, the Company entered into a credit agreement with a syndicate of banks for a £137 million ($208 million at March 31, 2013) four-year unsecured term loan (the “Term Loan”) that accrues interest at a rate of GBP LIBOR plus 1.20%, based on the Company’s current debt ratings. Concurrent with the closing of the Term Loan, the Company entered into a four-year interest rate swap contract that fixes the interest rate of the Term Loan at 1.81%, subject to adjustments based on the Company’s debt ratings. The Term Loan contains a one-year committed extension option.

The Facility and Term Loan contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%, (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times and (v) require a formula-determined Minimum Consolidated Tangible Net Worth of $9.2 billion at March 31, 2013. At March 31, 2013, the Company was in compliance with each of these restrictions and requirements of the Facility and Term Loan.

Senior Unsecured Notes

At March 31, 2013, the Company had senior unsecured notes outstanding with an aggregate principal balance of $6.6 billion. At March 31, 2013, interest rates on the notes ranged from 1.25% to 6.98% with a weighted average effective interest rate of 5.10% and a weighted average maturity of six years. Discounts and premiums are amortized to interest expense over the term of the related senior unsecured notes. The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at March 31, 2013.

On February 28, 2013, the Company repaid $150 million of maturing 5.625% senior unsecured notes.

On November 19, 2012, the Company issued $800 million of 2.625% senior unsecured notes due in 2020. The notes were priced at 99.7% of the principal amount with an effective yield to maturity of 2.7%; net proceeds from this offering were $793 million.

On July 23, 2012, the Company issued $300 million of 3.15% senior unsecured notes due in 2022. The notes were priced at 98.9% of the principal amount with an effective yield to maturity of 3.3%; net proceeds from the offering were $294 million.

On June 25, 2012, the Company repaid $250 million of maturing 6.45% senior unsecured notes. The senior unsecured notes were repaid with proceeds from the Company’s June 2012 common stock offering.

On January 23, 2012, the Company issued $450 million of 3.75% senior unsecured notes due in 2019. The notes were priced at 99.5% of the principal amount with an effective yield to maturity of 3.8%; net proceeds from the offering were $444 million.

Mortgage Debt

At March 31, 2013, the Company had $1.7 billion in aggregate principal amount of mortgage debt outstanding that is secured by 139 healthcare facilities (including redevelopment properties) with a carrying value of $2.1 billion. At March 31, 2013, interest rates on the mortgage debt ranged from 1.54% to 8.69% with a weighted average effective interest rate of 6.13% and a weighted average maturity of three years.

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

Other Debt

At March 31, 2013, the Company had $79 million of non-interest bearing life care bonds at two of its CCRCs and non-interest bearing occupancy fee deposits at two of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). The Life Care Bonds are refundable to the residents upon the termination of the contract or upon the successful resale of the unit.

Debt Maturities

The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at March 31, 2013 (in thousands):

Year	Line of Credit	Term Loan(1)	Senior Unsecured Notes	Mortgage Debt	Total(2)
2013 (Nine months)	$—	$—	$400,000	$283,104	$683,104
2014	—	—	487,000	180,221	667,221
2015	—	—	400,000	308,611	708,611
2016	14,000	208,213	900,000	291,941	1,414,154
2017	—	—	750,000	550,698	1,300,698
Thereafter	—	—	3,650,000	73,468	3,723,468
	14,000	208,213	6,587,000	1,688,043	8,497,256
(Discounts) and premiums, net	—	—	(23,251)	(7,251)	(30,502)
	$14,000	$208,213	$6,563,749	$1,680,792	$8,466,754

(1)          Represents £137 million translated into U.S. dollars.

(2)          Excludes $79 million of other debt that represents the Life Care Bonds that have no scheduled maturities.

(11) Commitments and Contingencies

Legal Proceedings

From time to time, the Company is a party to legal proceedings, lawsuits and other claims that arise in the ordinary course of the Company’s business. The Company is not aware of any legal proceedings or claims that it believes may have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition, results of operations or cash flows. The Company’s policy is to expense legal costs as they are incurred.

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

The following table provides information regarding the Company’s concentrations with respect to certain operators; the information provided is presented for the gross assets and revenues that are associated with certain operators as percentages of the respective segment’s and total Company’s gross assets and revenues:

Segment Concentrations:

	Percentage of Senior Housing Gross Assets		Percentage of Senior Housing Revenues
	March 31,	December 31,	Three Months Ended March 31,
Operators	2013	2012	2013	2012
Emeritus	35%	35%	35%	21%
Sunrise Senior Living (“Sunrise”)(1)	17	17	13	16
HCR ManorCare	11	11	10	12
Brookdale Senior Living (“Brookdale”)(2)	10	11	12	14

	Percentage of Post-Acute/ Skilled Nursing Gross Assets		Percentage of Post-Acute/ Skilled Nursing Revenues
	March 31,	December 31,	Three Months Ended March 31,
Operators	2013	2012	2013	2012
HCR ManorCare	89%	89%	87%	93%

Total Company Concentrations:

	Percentage of Total Company Gross Assets		Percentage of Total Company Revenues
	March 31,	December 31,	Three Months Ended March 31,
Operators	2013	2012	2013	2012
HCR ManorCare	32%	31%	28%	31%
Emeritus	14	13	13	7
Sunrise(1)	7	7	5	5
Brookdale(2)	4	4	4	5

(1)          Certain of the Company’s properties are leased to tenants who have entered into management contracts with Sunrise to operate the respective property on their behalf. The Company’s concentration of gross assets includes properties directly leased to Sunrise and properties that are managed by Sunrise on behalf of third party tenants.

(2)          At March 31, 2013 and December 31, 2012, Brookdale percentages exclude $700 million and $692 million, respectively, of senior housing assets related to 21 senior housing facilities that Brookdale operates on the Company’s behalf under a RIDEA structure. Assuming that these assets were attributable to Brookdale, the percentage of segment and total assets for Brookdale would be 20% and 8%, respectively, at both March 31, 2013 and December 31, 2012. For the three months ended March 31, 2013 and 2012, Brookdale percentages exclude $37 million and $35 million, respectively, of senior housing revenues related to these facilities. Assuming that these revenues were attributable to Brookdale, the percentage of segment and total revenues for Brookdale would be 31% and 11% respectively, for the three months ended March 31, 2013. Assuming that these revenues were attributable to Brookdale, the percentage of segment and total revenues for Brookdale would be 37% and 12% respectively, for the three months ended March 31, 2012.

HCR ManorCare’s summarized condensed consolidated financial information follows (in millions):

	March 31,	December 31,
	2013	2012
Real estate and other property, net	$3,030.7	$3,046.6
Cash and cash equivalents	157.8	120.5
Deferred income taxes	1,622.3	1,627.1
Goodwill and intangible assets, net	3,243.7	3,243.8
Other assets, net	778.0	754.5
Total assets	$8,832.5	$8,792.5

Debt and financing obligations	$6,348.7	$6,374.6
Accounts payable and accrued liabilities	1,073.7	1,019.8
Total liabilities	7,422.4	7,394.4
Redeemable preferred stock	2.1	2.1
Total equity	1,408.0	1,396.0
Total liabilities and equity	$8,832.5	$8,792.5

	Three Months Ended March 31,
	2013	2012
Revenues:
Revenues	$1,068.7	$1,041.2

Costs and expenses:
Operating, general and administrative	912.4	885.4
Depreciation and amortization	37.3	42.0
Interest expense	104.4	106.3
Total costs and expenses	1,054.1	1,033.7

Other income, net	0.7	1.7

Income before income taxes and equity income from unconsolidated joint ventures	15.3	9.2
Income taxes and equity income from unconsolidated joint ventures	(3.6)	(2.9)
Net income	$11.7	$6.3

	Three Months Ended March 31,
	2013	2012

Net cash provided by operating activities	$88.6	$22.1
Cash flows from investing activities:
Acquisitions of property and equipment	(21.2)	(24.9)
Purchase of securities and other	(4.1)	(2.2)
Net cash used in investing activities	(25.3)	(27.1)
Cash flows from financing activities:
Repayments of debt and financing obligations	(26.0)	(19.6)
Net increase (decrease) in cash and cash equivalents	37.3	(24.6)
Cash and cash equivalents, beginning of period	120.5	186.5
Cash and cash equivalents, end of period	$157.8	$161.9

To mitigate the credit risk of leasing properties to certain senior housing and post-acute/skilled nursing operators, leases with operators are often combined into portfolios that contain cross-default terms, so that if a tenant of any of the properties in a portfolio defaults on its obligations under its lease, the Company may pursue its remedies under the lease with respect to any of the properties in the portfolio. Certain portfolios also contain terms whereby the net operating profits of the properties are combined for the purpose of securing the funding of rental payments due under each lease.

Credit Enhancement Guarantee

Certain of the Company’s senior housing facilities serve as collateral for $116 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, had a carrying value of $375 million as of March 31, 2013.

(12) Equity

Preferred Stock

On April 23, 2012, the Company redeemed all of its outstanding preferred stock consisting of 4,000,000 shares of its 7.25% Series E preferred stock and 7,820,000 shares of its 7.10% Series F preferred stock. The shares of Series E and Series F preferred stock were redeemed at a price of $25 per share, or $295.5 million in aggregate, plus all accrued and unpaid dividends to the redemption date. As a result of the redemption, which was announced on March 22, 2012, the Company incurred a charge of $10.4 million during the three months ended March 31, 2012 related to the original issuance costs of the preferred stock (this charge is presented as an additional preferred stock dividend in the Company’s condensed consolidated statements of income).

Common Stock

The following table lists the common stock cash dividends declared by the Company in 2013:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
January 24	February 4	$0.525	February 19
April 25	May 6	0.525	May 21

In October 2012, the Company completed a $979 million offering of 22 million shares of common stock at a price of $45.50, which proceeds were primarily used to fund the Blackstone JV Acquisition.

In June 2012, the Company completed a $376 million offering of 8.97 million shares of common stock at a price of $41.88 per share, which proceeds were primarily used to repay $250 million of maturing senior unsecured notes.

In March 2012, the Company completed a $359 million offering of 9.0 million shares of common stock at a price of $39.93 per share, which proceeds were primarily used to redeem all outstanding shares of the Company’s preferred stock.

The following is a summary of the Company’s other common stock issuances (shares in thousands):

	Three Months Ended March 31,
	2013	2012
Dividend Reinvestment and Stock Purchase Plan	382	210
Conversion of DownREIT units(1)	51	36
Exercise of stock options	796	1,412
Vesting of restricted stock units(2)	17	314

(1)          Non-managing member LLC units.

(2)          Issued under the Company’s 2006 Performance Incentive Plan.

Accumulated Other Comprehensive Loss

The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	March 31,	December 31,
	2013	2012
Unrealized gains on available for sale securities	$—	$7,776
Unrealized losses on cash flow hedges, net	(12,860)	(18,452)
Supplemental Executive Retirement Plan minimum liability	(3,095)	(3,150)
Cumulative foreign currency translation adjustment	(649)	(827)
Total accumulated other comprehensive loss	$(16,604)	$(14,653)

Noncontrolling Interests

At March 31, 2013, there were four million DownREIT units outstanding in four LLCs, for which the Company is the managing member. At March 31, 2013, the carrying and fair values of these DownREIT units were $186 million and $301 million, respectively.

(13) Segment Disclosures

The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the senior housing, post-acute/skilled nursing, life science and hospital segments, the Company invests or co-invests primarily in single operator or tenant properties, through the acquisition and development of real estate and by debt issued by operators in these sectors. Under the medical office segment, the Company invests or co-invests through the acquisition and development of medical office buildings (“MOBs”) that are leased under gross, modified gross or triple-net leases, generally to multiple tenants, and which generally require a greater level of property management. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2012 in the Company’s Annual Report on Form 10-K filed with the SEC. There were no intersegment sales or transfers during the three months ended March 31, 2013 and 2012 The Company evaluates performance based upon property net operating income from continuing operations (“NOI”), adjusted NOI and interest income of the combined investments in each segment.

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

Summary information for the reportable segments follows (in thousands):

For the three months ended March 31, 2013:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2) (Cash NOI)
Senior housing	$149,091	$36,891	$2,401	$—	$188,383	$161,591	$143,193
Post-acute/skilled	136,103	—	9,985	—	146,088	135,456	116,158
Life science	73,330	—	—	1	73,331	59,947	56,340
Medical office	87,255	—	—	442	87,697	52,959	51,671
Hospital	20,770	—	—	—	20,770	19,882	19,432
Total	$466,549	$36,891	$12,386	$443	$516,269	$429,835	$386,794

For the three months ended March 31, 2012:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2) (Cash NOI)
Senior housing	$113,500	$36,179	$282	$—	$149,961	$128,065	$114,648
Post-acute/skilled	133,673	—	280	—	133,953	133,473	112,848
Life science	71,830	—	—	1	71,831	58,946	59,104
Medical office	79,955	—	—	492	80,447	48,250	46,921
Hospital	19,378	—	257	—	19,635	18,448	17,893
Total	$418,336	$36,179	$819	$493	$455,827	$387,182	$351,414

(1)          Represents rental and related revenues, tenant recoveries and income from DFLs.

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

The following is a reconciliation of reported net income to NOI and adjusted NOI (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income	$233,784	$196,564
Interest income	(12,386)	(819)
Investment management fee income	(443)	(493)
Interest expense	109,351	103,752
Depreciation and amortization	104,717	85,280
General and administrative	20,744	20,089
Other income, net	(12,012)	(436)
Income taxes	881	(709)
Equity income from unconsolidated joint ventures	(14,801)	(13,675)
Total discontinued operations	—	(2,371)
NOI	429,835	387,182
Straight-line rents	(18,793)	(9,927)
DFL accretion	(24,170)	(25,622)
Amortization of above and below market lease intangibles, net	(78)	(697)
Lease termination fees	—	(148)
NOI adjustments related to discontinued operations	—	626
Adjusted NOI	$386,794	$351,414

The Company’s total assets by segment were (in thousands):

	March 31,	December 31,
Segments	2013	2012
Senior housing	$7,739,727	$7,658,612
Post-acute/skilled nursing	6,098,982	6,080,826
Life science	3,943,454	3,932,397
Medical office	2,664,053	2,661,394
Hospital	729,826	724,999
Gross segment assets	21,176,042	21,058,228
Accumulated depreciation and amortization	(2,079,778)	(1,978,597)
Net segment assets	19,096,264	19,079,631
Other non-segment assets	636,467	835,924
Total assets	$19,732,731	$19,915,555

At March 31, 2013, goodwill of $50 million was allocated to segment assets as follows: (i) senior housing—$31 million, (ii) post-acute/skilled nursing—$3 million, (iii) medical office—$11 million, and (iv) hospital—$5 million.

(14) Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator
Income from continuing operations	$233,784	$194,193
Noncontrolling interests’ share in continuing operations	(3,199)	(3,184)
Income from continuing operations applicable to HCP, Inc.	230,585	191,009
Preferred stock dividends	—	(17,006)
Participating securities’ share in continuing operations	(478)	(1,117)
Income from continuing operations applicable to common shares	230,107	172,886
Discontinued operations	—	2,371
Net income applicable to common shares	$230,107	$175,257

Denominator
Basic weighted average common shares	453,651	410,018
Dilutive potential common shares	962	1,643
Diluted weighted average common shares	454,613	411,661

Basic earnings per common share
Income from continuing operations	$0.51	$0.42
Discontinued operations	—	0.01
Net income applicable to common shares	$0.51	$0.43

Diluted earnings per common share
Income from continuing operations	$0.51	$0.42
Discontinued operations	—	0.01
Net income applicable to common shares	$0.51	$0.43

Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, which require the use of the two-class method when computing basic and diluted earnings per share.

Options to purchase approximately 0.5 million and 1.1 million shares of common stock that had an exercise price (including deferred compensation expense) in excess of the average closing market price of the Company’s common stock during the three months ended March 31, 2013 and 2012, respectively, were not included in the Company’s earnings per share calculations because they are anti-dilutive. Restricted stock and performance restricted stock units representing 0.4 million and 0.5 million shares of common stock during the three months ended March 31, 2013 and 2012, respectively, were not included because they are anti-dilutive. Additionally, 6.0 million shares issuable upon conversion of 4.0 million DownREIT units during the three months ended March 31, 2013 were not included because they are anti-dilutive. During the three months ended March 31, 2012, 5.9 million shares issuable upon conversion of 4.2 million DownREIT units were not included because they are anti-dilutive.

(15) Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2013	2012
Supplemental cash flow information:
Interest paid, net of capitalized interest	$154,127	$137,001
Income taxes paid	75	142
Capitalized interest	4,111	6,683
Supplemental schedule of non-cash investing activities:
Accrued construction costs	15,029	14,589
Supplemental schedule of non-cash financing activities:
Preferred stock redemption accrual	—	296,896
Vesting of restricted stock units	17	314
Cancellation of restricted stock	(6)	(1)
Conversion of non-managing member units into common stock	2,179	1,034
Mortgages and other liabilities assumed with real estate acquisitions	12,728	—
Unrealized gains on available-for-sale securities and derivatives designated as cash flow hedges, net	6,675	1,580

See additional information regarding supplemental non-cash financing activities related to the preferred stock redemption in Note 12.

(16) Variable Interest Entities

Unconsolidated Variable Interest Entities

At March 31, 2013, the Company leased 48 properties to a total of seven VIE tenants and had an additional investment in a loan to a VIE borrower. The Company has determined that it is not the primary beneficiary of these VIEs. The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company’s involvement with these VIEs are presented below at March 31, 2013 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset/Liability Type	Carrying Amount
VIE tenants—operating leases	$1,397,774	Lease intangibles, net and straight-line rent receivables	$615,655
VIE tenants—DFLs	911,051	Net investment in DFLs	911,051
Loan—senior secured	30,652	Loans receivable, net	30,652

(1)         The Company’s maximum loss exposure related to the VIE tenants represents the future minimum lease payments over the remaining term of the respective leases, which may be mitigated by re-leasing the properties to new tenants. The Company’s maximum loss exposure related to its loan to the VIE represents its current aggregate carrying amount.

As of March 31, 2013, the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls).

The Company holds an interest-only, senior secured term loan made to a borrower (Delphis Operations, L.P.) that has been identified as a VIE (see Note 6 for additional information on the Delphis loan). The Company does not consolidate the VIE because it does not have the ability to control the activities that most significantly impact the VIE’s economic performance. The loan is collateralized by all of the assets of the borrower (comprised primarily of interests in partnerships that operate surgical facilities, some of which are on the premises of properties owned by the Company or HCP Ventures IV, LLC) and is supported in part by limited guarantees made by certain former and current principals of the borrower. Recourse under certain of these guarantees is limited to the guarantors’ respective ownership interests in certain entities owning real estate that are pledged to secure such guarantees.

See Notes 5 and 6 for additional description of the nature, purpose and activities of the Company’s unconsolidated VIEs and interests therein.

Consolidated Variable Interest Entities

In September 2011, the Company formed a partnership in which it has a 90% ownership interest and a leasing relationship with an entity that operates 21 properties in a RIDEA structure (“RIDEA Entity”). The Company consolidated this entity as a result of the rights it acquired through the joint venture agreement with Brookdale. In the fourth quarter of 2012, upon the occurrence of a reconsideration event, it was determined that this RIDEA Entity is a VIE and that the Company is the primary beneficiary; therefore, the Company continues to consolidate this entity. The assets and liabilities of this RIDEA Entity substantially consist of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities generated from its operating activities. The assets generated by the operating activities of the RIDEA Entity may be used to settle its contractual obligations, which include lease obligations to the Company. The Company is entitled to its ownership share of the RIDEA Entity’s assets; however, it does not guarantee its liabilities (or contractual obligations) and is not liable to its general creditors.

(17) Fair Value Measurements

The following table illustrates the Company’s financial assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets. Recognized gains and losses are recorded in other income, net on the Company’s condensed consolidated statements of income. During the three months ended March 31, 2013, there were no transfers of financial assets or liabilities within the fair value hierarchy.

The financial assets and liabilities carried at fair value on a recurring basis at March 31, 2013 follow (in thousands):

Financial Instrument	Fair Value	Level 2	Level 3
Currency swap asset(1)	$2,490	$2,490	$—
Interest-rate swap liabilities (1)	(12,421)	(12,421)	—
Warrants(1)	775	—	775
	$(9,156)	$(9,931)	$775

(1)          Interest rate and currency swaps as well as common stock warrant fair values are determined based on observable and unobservable market assumptions utilizing standardized derivative pricing models.

(18) Disclosures About Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The fair values of loans receivable, bank line of credit, term loan, mortgage debt and other debt are based on rates currently prevailing for similar instruments with similar maturities. The fair values of the marketable debt securities, interest-rate and currency swap contracts as well as common stock warrants are determined based on observable and unobservable market assumptions using standardized pricing models. The fair values of the senior unsecured notes and marketable equity securities are determined utilizing market quotes.

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$291,870	$294,724	$276,030	$279,850
Marketable debt securities(3)	208,214	226,337	222,809	234,137
Marketable equity securities(1)	—	—	24,829	24,829
Warrants(3)	775	775	670	670
Bank line of credit(2)	14,000	14,000	—	—
Term loan(2)	208,213	208,213	222,694	222,694
Senior unsecured notes(1)	6,563,749	7,303,804	6,712,624	7,432,012
Mortgage debt(2)	1,680,792	1,763,165	1,676,544	1,771,155
Other debt(2)	78,836	78,836	81,958	81,958
Interest-rate swap assets(2)	—	—	89	89
Interest-rate swap liabilities(2)	12,421	12,421	12,699	12,699
Currency swap asset(2)	2,490	2,490	—	—
Currency swap liabilities(2)	—	—	2,641	2,641

(1)          Level 1: Fair value calculated based on quoted prices in active markets.

(2)          Level 2: Fair value based on quoted prices for similar or identical instruments in active or inactive markets, respectively, or calculated utilizing model derived valuations in which significant inputs or value drivers are observable in active markets.

(3)          Level 3: Fair value determined based on significant unobservable market inputs using standardized derivative pricing models.

(19) Derivative Financial Instruments

The following table summarizes the Company’s outstanding interest-rate and foreign currency swap contracts as of March 31, 2013 (dollars and GBP in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate/Buy Amount	Floating/Exchange Rate Index	Notional/ Sell Amount	Fair Value(1)
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(8,189)
November 2008(3)	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	$26,900	$(3,603)
July 2009(4)	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	$13,600	$(79)
July 2012(4)	June 2016	Cash Flow	1.81%	1 Month GBP LIBOR+1.20%	£137,000	$(549)
July 2012(5)	June 2016	Cash Flow	$79,600	Buy USD/Sell GBP	£50,700	$2,490

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

(5)          Currency swap contract (buy USD/sell GBP) hedges the foreign currency exchange risk related to a portion of the Company’s forecasted interest receipts on GBP denominated senior unsecured notes. Represents seven foreign exchange contracts to sell £7.2 million at a rate of 1.5695 on various dates between June 2013 and June 2016.

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

Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative contracts, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At March 31, 2013, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

On July 27, 2012, the Company entered into foreign currency swap contracts to hedge the foreign currency exchange risk related to a portion of the forecasted interest receipts from its GBP denominated senior unsecured notes (see additional discussion of the Four Seasons Health Care Senior Unsecured Notes in Note 9). The cash flow hedge has a fixed USD/GBP exchange rate of 1.5695 (buy $11.4 million and sell £7.2 million semi-annually) for a portion of its forecasted semi-annual cash receipts denominated in GBP. The foreign currency swap contracts mature through June 2016 (the end of the non-call period of the senior unsecured notes). The fair value of the contracts at March 31, 2013 was $2.5 million and is included in other assets, net. During the three months ended March 31, 2013, there was no ineffective portion related to this hedge.

On July 27, 2012, the Company entered into an interest-rate swap contract that is designated as hedging the interest payments on its GBP denominated Term Loan due to fluctuations in the underlying benchmark interest rate (see additional discussion of the Term Loan in Note 10). The cash flow hedge has a notional amount of £137 million and expires in June 2016 (the maturity of the Term Loan). The fair value of the contract at March 31, 2013 was a liability of $0.5 million and is included in accounts payable and accrued liabilities. During the three months ended March 31, 2013, there was no ineffective portion related to this hedge.

At March 31, 2013, the Company expects that the hedged forecasted transactions for each of the outstanding qualifying cash flow hedging relationships remain probable of occurring and as a result no gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings.

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

		Effects of Change in Interest and Foreign Currency Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
July 2005	July 2020	$1,623	$(1,520)	$3,195	$(3,092)
November 2008	October 2016	464	(455)	924	(915)
July 2009	July 2013	16	(20)	34	(38)
July 2012	June 2016	3,367	(3,263)	6,683	(6,578)
July 2012	June 2016	(336)	434	(721)	820

(20) Subsequent Events

On May 2, 2013, the Company acquired approximately $165 million of debt secured by real estate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements.” We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “forecast,” “plan,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. In addition, we, through our officers, from time to time, make forward-looking oral and written public statements concerning our expected future operations, strategies, securities offerings, growth and investment opportunities, dispositions, capital structure changes, budgets and other developments. Readers are cautioned that, while forward-looking statements reflect our good faith belief and reasonable assumptions based upon current information, we can give no assurance that our expectations or forecasts will be attained. Therefore, readers should be mindful that forward-looking statements are not guarantees of future performance and that they are subject to known and unknown risks and uncertainties that are difficult to predict. As more fully set forth under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, factors that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include:

(a)         Changes in global, national and local economic conditions, including a prolonged period of weak economic growth;

(b)         Volatility in the capital markets, including changes in interest rates and the availability and cost of capital;

(c)          Our ability to manage our indebtedness level and changes in the terms of such indebtedness;

(d)         The effect on healthcare providers of the automatic spending cuts enacted by Congress (“Sequestration”) on entitlement programs, including Medicare, will, unless modified, result in future reductions in reimbursements;

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

The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•                  Executive Summary

•                  2013 Transaction Overview

•                  Dividends

•                  Critical Accounting Policies

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Funds from Operations (“FFO”)

•                  Off-Balance Sheet Arrangements

•                  Contractual Obligations

•                  Inflation

•                  Recent Accounting Pronouncements

Executive Summary

We are a Maryland corporation and were organized to qualify as a self-administered real estate investment trust (“REIT”) that, together with our unconsolidated joint ventures, invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). We acquire, develop, lease, manage and dispose of healthcare real estate, and provide financing to healthcare providers. At March 31, 2013, our portfolio of investments, including properties in our Investment Management Platform, consisted of interests in 1,164 facilities. Our Investment Management Platform represents the following joint ventures: (i) HCP Ventures III, LLC, (ii) HCP Ventures IV, LLC and (iii) the HCP Life Science ventures.

Our business strategy is based on three principles: (i) opportunistic investing, (ii) portfolio diversification and (iii) conservative financing. We actively redeploy capital from investments with lower return potential or shorter investment horizons into assets representing longer term investments with attractive risk-adjusted return potential. We make investments where the expected risk-adjusted return exceeds our cost of capital and strive to capitalize on our operator, tenant and other business relationships to grow our business.

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

We primarily generate revenue by leasing healthcare properties under long-term leases with fixed and/or inflation indexed escalators. Most of our rents and other earned income from leases are received under triple-net leases or leases that provide for substantial recovery of operating expenses; however, some of our medical office and life science leases are structured as gross or modified gross leases. Operating expenses are generally related to medical office building (“MOB”) and life science leased properties and senior housing properties managed on our behalf (“RIDEA properties”). Accordingly, for such MOBs, life science facilities and RIDEA properties, we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities, employee costs for resident care and insurance. Our growth for these assets depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; (ii) maximize tenant recoveries given underlying lease structures; and (iii) control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions.

2013 Transaction Overview

Investment Transactions

During the quarter ended March 31, 2013, we made investments of $96 million as follows: (i) $38 million to purchase the four remaining senior housing facilities from our previously announced Blackstone JV Acquisition; and (ii) $58 million to fund development and other capital projects, primarily in our life science, medical office and senior housing segments.

During the quarter ended March 31, 2013, we placed into service a 70,000 square feet building located in Mountain View, California that is 100% leased.

Financing Activities

On February 28, 2013, we repaid $150 million of maturing 5.625% senior unsecured notes.

Dividends

On April 25, 2013, we announced that our Board declared a quarterly common stock cash dividend of $0.525 per share. The common stock dividend will be paid on May 21, 2013 to stockholders of record as of the close of business on May 6, 2013 and represents an annualized dividend pay rate of $2.10 per share.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2012 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”; our critical accounting policies have not changed during 2013.

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

We use net operating income from continuing operations (“NOI”) and adjusted NOI to assess and compare property level performance, including our same property portfolio (“SPP”), and to make decisions about resource allocations. We believe these measures provide investors relevant and useful information because they reflect only income and operating expense items that are incurred at the property level and present them on an unleveraged basis. We believe that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP since NOI excludes certain components from net income. Further, NOI may not be comparable to that of other REITs, as they may use different methodologies for calculating NOI. See Note 13 to the Condensed Consolidated Financial Statements for additional segment information and the relevant reconciliations from net income to NOI and adjusted NOI.

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

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

During the fourth quarter of 2012 and first quarter of 2013, we acquired a portfolio of 133 senior housing communities (the “Blackstone JV Acquisition”, see additional information in Note 3 to the Condensed Consolidated Financial Statements). The transaction closed in two stages: (i) 129 senior housing facilities during the fourth quarter of 2012 for $1.7 billion; and (ii) four senior housing facilities during the first quarter of 2013 for $38 million. The results of operations from the acquisitions are reflected in our condensed consolidated financial statements from those respective dates.

Segment NOI and Adjusted NOI

The tables below provide selected operating information for our SPP and total property portfolio for each of our five business segments. Our consolidated SPP consists of 924 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2012 and that remained in operations under a consistent reporting structure through March 31, 2013. Our consolidated total property portfolio represents 1,090 and 935 properties at March 31, 2013 and 2012, respectively, and excludes properties classified as discontinued operations.

Results are as of and for the three months ended March 31, 2013 and 2012 (dollars and square feet in thousands except per capacity data):

Senior Housing

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental revenues(1)	$115,575	$113,500	$2,075	$149,091	$113,500	$35,591
Resident fees and services	36,891	36,179	712	36,891	36,179	712
Total revenues	152,466	149,679	2,787	185,982	149,679	36,303
Operating expenses	(23,498)	(20,966)	(2,532)	(24,391)	(21,614)	(2,777)
NOI	128,968	128,713	255	161,591	128,065	33,526
Straight-line rents	(6,118)	(7,910)	1,792	(13,177)	(7,910)	(5,267)
DFL accretion	(5,031)	(5,149)	118	(5,031)	(5,149)	118
Amortization of above and below market lease intangibles, net	(358)	(358)	—	(190)	(358)	168
Adjusted NOI	$117,461	$115,296	$2,165	$143,193	$114,648	$28,545
Adjusted NOI % change			1.9%

Property count(2)	312	312		445	312
Average capacity (units)(3)	35,401	35,396		45,402	35,396
Average annual rent per unit(4)	$13,292	$13,056		$12,710	$13,056

(1)          Represents rental and related revenues and income from direct financing leases (“DFLs”).

(2)          From our past presentation of SPP for the three months ended March 31, 2012, we removed two senior housing properties from SPP that were sold or classified as held for sale.

(3)          Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.

(4)          Average annual rent per unit, includes operating income from properties under a RIDEA structure that are based on NOI.

SPP NOI and Adjusted NOI. SPP NOI increased primarily as a result of rent escalations related to new leases or leases not subject to straight-line rents. SPP adjusted NOI improved primarily as a result of annual rent escalations and an increase in rental revenues from properties that were previously transitioned from Sunrise to other operators. The increases in SPP NOI and adjusted NOI were partially offset by a decline in additional rents, which are based on the facility’s performance.

Total Portfolio NOI and Adjusted NOI. Including the impact of our SPP, our total portfolio NOI and adjusted NOI primarily increased as a result of our Blackstone JV Acquisition.

Post-Acute/Skilled Nursing

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental revenues(1)	$136,103	$133,673	$2,430	$136,103	$133,673	$2,430
Operating expenses	(146)	(198)	52	(647)	(200)	(447)
NOI	135,957	133,475	2,482	135,456	133,473	1,983
Straight-line rents	(170)	(163)	(7)	(170)	(163)	(7)
DFL accretion	(19,139)	(20,473)	1,334	(19,139)	(20,473)	1,334
Amortization of above and below market lease intangibles, net	11	11	—	11	11	—
Adjusted NOI	$116,659	$112,850	$3,809	$116,158	$112,848	$3,310
Adjusted NOI % change			3.4%
Property count(2)	312	312		312	312
Average capacity (beds)(3)	39,855	39,798		39,855	39,798
Average annual rent per bed	$11,722	$11,361		$11,722	$11,361

(1)          Represents rental and related revenues and income from DFLs.

(2)          From our past presentation of SPP for the three months ended March 31, 2012, we removed a post-acute/skilled nursing property from SPP that was sold or classified as held for sale.

(3)          Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.

NOI and Adjusted NOI.  SPP and total portfolio NOI and adjusted NOI primarily increased as a result of annual rent escalations from 268 post-acute/skilled nursing facilities classified as DFLs from HCR ManorCare, Inc. (see Notes 5 and 11 to the Condensed Consolidated Financial Statements for additional information regarding the net investment in DFLs and HCR ManorCare, respectively).

Life Science

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental and related revenues	$60,129	$59,887	$242	$62,438	$61,410	$1,028
Tenant recoveries	10,505	10,279	226	10,892	10,420	472
Total revenues	70,634	70,166	468	73,330	71,830	1,500
Operating expenses	(11,794)	(11,687)	(107)	(13,383)	(12,884)	(499)
NOI	58,840	58,479	361	59,947	58,946	1,001
Straight-line rents	(3,331)	340	(3,671)	(3,692)	81	(3,773)
Amortization of above and below market lease intangibles, net	97	89	8	85	77	8
Adjusted NOI	$55,606	$58,908	$(3,302)	$56,340	$59,104	$(2,764)
Adjusted NOI % change			(5.6)%
Property count	101	101		110	108
Average occupancy	92.7%	90.9%		91.4%	88.9%
Average occupied square feet	6,195	6,079		6,423	6,146
Average annual rent per occupied sq. ft.	$44	$46		$43	$47

NOI and Adjusted NOI.  SPP and total portfolio NOI increased primarily as a result of an increase in life science occupancy, partially offset by mark-to-market rent reductions. SPP and total portfolio adjusted NOI decreased primarily as a result of a $4 million rent payment received in February 2012 in connection with a lease amendment and mark-to-market rent reductions, partially offset by annual rent escalations and an increase in life science occupancy.

During the three months ended March 31, 2013, 183,000 square feet of new and renewal leases commenced at an average annual base rent of $33.17 per square foot compared to 105,000 square feet of expiring with an average annual base rent of $50.31 per square foot.

Medical Office

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental and related revenues	$66,438	$66,125	$313	$74,507	$68,297	$6,210
Tenant recoveries	11,231	11,545	(314)	12,748	11,658	1,090
Total revenues	77,669	77,670	(1)	87,255	79,955	7,300
Operating expenses	(29,446)	(29,358)	(88)	(34,296)	(31,705)	(2,591)
NOI	48,223	48,312	(89)	52,959	48,250	4,709
Straight-line rents	(1,048)	(1,315)	267	(1,522)	(1,359)	(163)
Amortization of above and below market lease intangibles, net	98	67	31	234	30	204
Adjusted NOI	$47,273	$47,064	$209	$51,671	$46,921	$4,750
Adjusted NOI % change			0.4%

Property count(1)	183	183		206	186
Average occupancy	91.5%	91.1%		91.2%	91.1%
Average occupied square feet	11,591	11,508		12,915	11,844
Average annual rent per occupied sq. ft.	$26	$26		$27	$26

(1)

From our past presentation of SPP for the three months ended March 31, 2012, we removed three MOBs that were placed into redevelopment in 2012 and 2013, which no longer meet our criteria for SPP as of the date they were placed into redevelopment.

SPP Portfolio NOI and Adjusted NOI.  SPP adjusted NOI increased primarily as a result of rent escalations, partially offset by a one-time rental revenue adjustment.

Total Portfolio NOI and Adjusted NOI.  In addition to the impact from our SPP, NOI and adjusted NOI increased primarily as a result of the impact of our MOB acquisitions during 2012.

During the quarter ended March 31, 2013, 340,000 square feet of new and renewal leases commenced at an average annual base rent of $24.36 per square foot compared to 580,000 square feet of expiring and terminated leases with an average annual base rent of $24.33 per square foot.

Hospital

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental and related revenues	$19,068	$18,042	$1,026	$20,207	$18,806	$1,401
Tenant recoveries	563	572	(9)	563	572	(9)
Total revenues	19,631	18,614	1,017	20,770	19,378	1,392
Operating expenses	(887)	(929)	42	(888)	(930)	42
NOI	18,744	17,685	1,059	19,882	18,448	1,434
Straight-line rents	(90)	(184)	94	(232)	(337)	105
Amortization of above and below market lease intangibles, net	(192)	(192)	—	(218)	(218)	—
Adjusted NOI	$18,462	$17,309	$1,153	$19,432	$17,893	$1,539
Adjusted NOI % change			6.7%

Property count	16	16		17	17
Average capacity (beds)(1)	2,379	2,375		2,410	2,406
Average annual rent per bed	$32,533	$30,723		$33,726	$31,300

(1)

Represents capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

NOI and Adjusted NOI.  NOI and adjusted NOI increased primarily as a result of a new lease on our Plano hospital.

Other Income and Expense Items

Interest income

Interest income increased $11.6 million to $12.4 million for the three months ended March 31, 2013. The increase was primarily the result of interest income from our mezzanine loan facility to Tandem Health Care and our Four Seasons Health Care senior unsecured notes made in 2012 (see Notes 6 and 9, respectively, to the Condensed Consolidated Financial Statements for additional information).

Interest expense

Interest expense increased $5.6 to $109.4 million for the three months ended March 31, 2013. The increase was primarily from our senior unsecured notes offerings during 2012, net of related maturities of certain senior unsecured notes during 2012 and 2013.

Our exposure to expense fluctuations related to our variable rate indebtedness is substantially mitigated by our interest rate swap contracts. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of March 31,(1)
	2013	2012
Balance:
Fixed rate	$8,442,891	$7,607,626
Variable rate	54,365	48,835
Total	$8,497,256	$7,656,461
Percent of total debt:
Fixed rate	99%	99%
Variable rate	1	1
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	5.24%	5.72%
Variable rate	1.46%	1.44%
Total weighted average rate	5.22%	5.69%

(1)

Excludes $79 million and $87 million at March 31, 2013 and 2012, respectively, of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities, which have no scheduled maturities. At March 31, 2013, $86 million of variable-rate mortgages and £137 million ($208 million) term loan are presented as fixed-rate debt as the interest payments under such debt have been swapped (pay fixed and receive float). At March 31, 2012, $87 million of variable-rate mortgages are presented as fixed-rate debt as the interest payments under such debt have been swapped (pay fixed and receive float); the interest rates for swapped debt are presented at the swapped rates.

Depreciation and amortization expense

Depreciation and amortization expense increased $19.4 million to $104.7 million for the three months ended March 31, 2013. The increase was primarily the result of the impact of our Blackstone JV Acquisition.

General and administrative expenses

General and administrative expenses increased $0.7 million to $20.7 million for the three months ended March 31, 2013. The increase was primarily due to increases in compensation related expenses and acquisition pursuit costs, which increases were partially offset by a decrease in legal fees.

Other income, net

Other income, net increased $11.6 million to $12.0 million for the three months ended March 31, 2013. The increase was primarily the result of gains from the sale of marketable equity securities during 2013 of $11 million.

Equity income from unconsolidated joint ventures

Equity income from unconsolidated joint ventures increased $1.1 million to $14.8 million for the three months ended March 31, 2013. The increase was primarily the result of an increase in our share of earnings from our interest in HCR ManorCare, Inc. (see Notes 7 and 11 to the Condensed Consolidated Financial Statements for additional information).

Liquidity and Capital Resources

Our principal liquidity needs are to: (i) fund recurring operating expenses, (ii) meet debt service requirements including principal payments and maturities in the last nine months of 2013, (iii) fund capital expenditures, including tenant improvements and leasing costs, (iv) fund acquisition and development activities, and (v) make dividend distributions. During the three months ended March 31, 2013, distributions to shareholders and noncontrolling interest holders exceeded cash flows from operations by approximately $28 million that was primarily funded with available cash. We anticipate that cash flow from continuing operations over the next 12 months will be adequate to fund our business operations, debt service payments, recurring capital expenditures and cash dividends to shareholders. Capital requirements relating to maturing indebtedness, acquisitions and development activities may require funding from borrowings and/or equity and debt offerings.

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, as noted below, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our debt ratings. We also pay a facility fee on the entire revolving commitment that depends upon our debt ratings. As of April 25, 2013, we had a credit rating of BBB+ from Fitch, Baa1 from Moody’s and BBB+ from S&P on our senior unsecured debt securities.

Net cash provided by operating activities was $214 million and $186 million for the three months ended March 31, 2013 and 2012, respectively. The increase in operating cash flows is primarily the result of the following: (i) the impact of our investments in 2012 and 2013, (ii) assets placed in service during 2012 and 2013 and (iii) rent escalations and resets in 2012 and 2013, which increases were partially offset by increased debt interest payments. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

The following are significant investing and financing activities for the three months ended March 31, 2013:

•      made investments of $88 million (development and acquisition of real estate and funding of loans);

•      sold marketable equity securities for $28 million;

•      paid dividends on common stock of $238 million, which were generally funded by cash provided by our operating activities; and

•      repaid $150 million of senior unsecured notes.

Debt

Bank Line of Credit and Term Loan

Our $1.5 billion unsecured revolving line of credit facility (the “Facility”) matures on March 2016 and contains a one-year extension option. Borrowings under this Facility accrue interest at LIBOR plus a margin that depends upon our debt ratings. We pay a facility fee on the entire revolving commitment that depends on our debt ratings. Based on our debt ratings at April 25, 2013, the margin on the Facility was 1.075%, and the facility fee was 0.175%. The Facility also includes a feature that will allow us to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At March 31, 2013, we had $14 million outstanding under the Facility.

On July 30, 2012, we entered into a credit agreement with a syndicate of banks for a £137 million ($208 million at March 31, 2013) four-year unsecured Term Loan (the “Term Loan”) that accrues interest at a rate of GBP LIBOR plus 1.20%, based on our current debt ratings. Concurrent with the closing of the Term Loan, we entered into a four-year interest rate swap agreement that fixed the rate of the Term Loan at 1.81%, subject to adjustments based on our credit ratings. The Term Loan contains a one-year committed extension option.

The Facility and Term Loan contain certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreements (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%, (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times and (v) require a formula-determined Minimum Consolidated Tangible Net Worth of $9.2 billion at March 31, 2013. At March 31, 2013, we were in compliance with each of these restrictions and requirements of the Facility and Term Loan.

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

Senior Unsecured Notes

At March 31, 2013, we had senior unsecured notes outstanding with an aggregate principal balance of $6.6 billion. Interest rates on the notes ranged from 1.25% to 6.98% with a weighted average effective interest rate of 5.10% and a weighted average maturity of six years at March 31, 2013. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. We believe we were in compliance with these covenants at March 31, 2013.

Mortgage Debt

At March 31, 2013, we had $1.7 billion in aggregate principal amount of mortgage debt outstanding that is secured by 139 healthcare facilities (including redevelopment properties) with a carrying value of $2.1 billion. Interest rates on the mortgage debt ranged from 1.54% to 8.69% with a weighted average effective interest rate of 6.13% and a weighted average maturity of three years at March 31, 2013.

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

Other Debt

At March 31, 2013, we had $79 million of non-interest bearing life care bonds at two of our continuing care retirement communities and non-interest bearing occupancy fee deposits at two of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). The Life Care Bonds are refundable to the residents upon the termination of the contract or upon the successful resale of the unit.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments at March 31, 2013 (in thousands):

Year	Amount(1)
2013 (Nine months)	$683,104
2014	667,221
2015	708,611
2016	1,414,154
2017	1,300,698
Thereafter	3,723,468
8,497,256
(Discounts) and premiums, net	(30,502)
$8,466,754

(1)   Excludes $79 million of other debt that represents Life Care Bonds that have no scheduled maturities.

Derivative Instruments

We use derivative instruments to mitigate the effects of interest rate and foreign exchange fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. We do not use derivative instruments for speculative or trading purposes.

The following table summarizes our outstanding interest rate and foreign exchange swap contracts as of March 31, 2013 (dollars and GBP in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate/Buy Amount	Floating/Exchange Rate Index	Notional/ Sell Amount	Fair Value
July 2005(1)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(8,189)
November 2008	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	$26,900	$(3,603)
July 2009	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	$13,600	$(79)
July 2012	June 2016	Cash Flow	1.81%	1 Month GBP LIBOR+1.20%	£137,000	$(549)
July 2012	June 2016	Cash Flow	$79,600	Buy USD/Sell GBP	£50,700	$2,490

For a more detailed description of our derivative instruments, see Note 19 to the Condensed Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Equity

At March 31, 2013, we had 454 million shares of common stock outstanding. At March 31, 2013, equity totaled $10.8 billion, and our equity securities had a market value of $23 billion.

At March 31, 2013, there were a total of four million DownREIT units outstanding in four limited liability companies in which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

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

Details of certain items that affect comparability are discussed under Results of Operations above. The following is a reconciliation of net income applicable to common shares, the most direct comparable financial measure calculated and presented in accordance with GAAP, to FFO and FFO as adjusted (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012

Net income applicable to common shares	$230,107	$175,257
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	104,717	85,280
Discontinued operations	—	2,996
DFL depreciation	3,429	3,050
Gain on sales of real estate	—	(2,856)
Equity income from unconsolidated joint ventures	(14,801)	(13,675)
FFO from unconsolidated joint ventures	17,541	16,177
Noncontrolling interests’ and participating securities’ share in earnings	3,677	4,301
Noncontrolling interests’ and participating securities’ share in FFO	(5,141)	(5,724)
FFO applicable to common shares	339,529	264,806
Distributions on dilutive convertible units	3,328	3,122
Diluted FFO applicable to common shares	$342,857	$267,928

Diluted FFO per common share	$0.74	$0.64

Weighted average shares used to calculate diluted FFO per common share	460,650	417,524

Impact of adjustments to FFO:
Preferred stock redemption charge(1)	$—	$10,432

FFO as adjusted applicable to common shares	$339,529	$275,238
Distributions on dilutive convertible units and other	3,328	3,089
Diluted FFO as adjusted applicable to common shares	$342,857	$278,327

Diluted FFO as adjusted per common share	$0.74	$0.67

Weighted average shares used to calculate diluted FFO as adjusted per common share	460,650	417,524

(1)	In connection with the redemption of our preferred stock, during the three months ended March 31, 2012, we incurred a redemption charge of $10.4 million related to the original issuance costs.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures as described under Note 7 to the Condensed Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under Note 11 to the Condensed Consolidated Financial Statements. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described below under Contractual Obligations.

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at March 31, 2013 (in thousands):

	Total(1)	Less than One Year	2014-2015	2016-2017	More than Five Years
Line of credit	$14,000	$—	$—	$14,000	$—
Term loan(2)	208,213	—	—	208,213	—
Senior unsecured notes	6,587,000	400,000	887,000	1,650,000	3,650,000
Mortgage debt	1,688,043	283,104	488,832	842,639	73,468
Construction loan commitments(3)	35,259	21,272	13,987	—	—
Development commitments(4)	14,103	13,148	955	—	—
Ground and other operating leases	228,723	5,891	13,720	10,162	198,950
Interest(5)	2,402,187	267,191	718,998	527,862	888,136
Total	$11,177,528	$990,606	$2,123,492	$3,252,876	$4,810,554

(1)	Excludes $79 million of other debt that represents Life Care Bonds that have no scheduled maturities.
(2)	Represents £137 million translated into U.S. dollars.
(3)	Represents commitments to finance development projects and related working capital financings.
(4)	Represents construction and other commitments for developments in progress.
(5)	Interest on variable-rate debt is calculated using rates in effect at March 31, 2013.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We use derivative financial instruments in the normal course of business to mitigate interest rate and foreign currency risk. We do not use derivative financial instruments for speculative or trading purposes. Derivatives are recorded on the condensed consolidated balance sheets at their fair value. See Note 19 to the Condensed Consolidated Financial Statements for additional information.

To illustrate the effect of movements in the interest rate and foreign currency markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves and foreign currency exchange rates of the derivative portfolio in order to determine the instruments’ change in fair value. Assuming a one percentage point change in the underlying interest rate curve and foreign currency exchange rates, the estimated change in fair value of each of the underlying derivative instruments would not exceed $7 million. See Note 19 to the Condensed Consolidated Financial Statements for additional analysis details.

Interest Rate Risk.  At March 31, 2013, we were exposed to market risks related to fluctuations in interest rates on properties with a gross value of $83 million that are subject to leases where the payments fluctuate with changes in LIBOR (excludes $208 million (£137 million) of variable-rate senior unsecured notes that have been hedged through interest-rate swap contracts). Our exposure to income fluctuations related to our variable-rate investments is partially offset by: (i) $25 million of variable-rate senior unsecured notes; (ii) $15 million of variable-rate mortgage debt payable (excludes $86 million of variable-rate mortgage notes that have been hedged through interest-rate swap contracts); and (iii) $14 million of variable-rate line of credit borrowings. Additionally, our exposure to market risks related to fluctuations in interest rates excludes our GBP denominated $208 million (£137 million) variable-rate Term Loan that has been hedged through interest-rate swap contracts.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate investments and variable-rate debt, and assuming no other changes in the outstanding balance as of March 31, 2013, our annual interest expense would increase by approximately $0.3 million, or less than $0.01 per common share on a diluted basis.

Foreign Currency Risk.  At March 31, 2013, our exposure to foreign currency exchange rates relates to forecasted interest receipts from our GBP denominated senior unsecured notes (see additional discussion of the Four Seasons Health Care Senior Unsecured Notes in Note 9 to the Condensed Consolidated Financial Statements). Our foreign currency exchange exposure is mitigated by the forecasted interest and principal payments from our GBP denominated unsecured Term Loan (see Note 10 to the Condensed Consolidated Financial Statements for additional information) and a foreign currency swap contract for approximately 85% of the forecasted interest receipts from our senior unsecured notes through the non-call period which ends on June 15, 2016.

Market Risk.  We have investments in marketable debt securities classified as held-to-maturity, because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At March 31, 2013, the fair value and adjusted carrying value of marketable debt securities were $226 million and $208 million, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2013.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
January 1-31, 2013	14,630	$47.07	—	—
February 1-28, 2013	23	46.51	—	—
Total	14,653	47.07	—	—

(1)

Represents restricted shares withheld under our 2006 Performance Incentive Plan (the “2006 Incentive Plan”), to offset tax withholding obligations that occur upon vesting of restricted shares. Our 2006 Incentive Plan provides that the value of the shares withheld shall be the closing price of our common stock on the date the relevant transaction occurs.

Item 6. Exhibits

2.2

Purchase and Sale Agreement, dated as of October 16, 2012, by and among BRE/SW Portfolio LLC, those owner entities listed on Schedule 1 thereto, HCP, Inc. and Emeritus Corporation; and First Amendment to such Purchase and Sale Agreement, by and among such parties, dated as of December 4, 2012.**

3.1	Articles of Restatement of HCP (incorporated by reference to Exhibit 3.1 to HCP’s Registration Statement on Form S-3 (Registration No. 333-182824), filed on July 24, 2012).

10.1

Amendment No. 1, dated as of April 5, 2013, to the Employment Agreement, dated as of January 26, 2012, by and between the Company and Paul F. Gallagher (incorporated herein by reference to Exhibit 10.1 to HCP’s Current Report on Form 8-K (File No. 1-08895) filed April 5, 2013). †

10.2

Amendment No. 1, dated as of April 5, 2013, to the Employment Agreement, dated as of January 26, 2012, by and between the Company and Timothy M. Schoen (incorporated herein by reference to Exhibit 10.2 to HCP’s Current Report on Form 8-K (File No. 1-08895) filed April 5, 2013). †

10.3

Amendment No. 1, dated as of April 5, 2013, to the Employment Agreement, dated October 25, 2012, by and between the Company and James W. Mercer (incorporated herein by reference to Exhibit 10.3 to HCP’s Current Report on Form 8-K (File No. 1-08895) filed April 5, 2013). †

10.4	Seventh Amendment to Master Lease and Security Agreement, dated as of February 11, 2013, by and among the parties signatory thereto and HCR III Healthcare, LLC**

31.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a). *

31.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a). *

32.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350. **

32.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350. **

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Furnished herewith.
†	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2013	HCP, Inc.

(Registrant)

/s/ JAMES F. FLAHERTY III
James F. Flaherty III
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ TIMOTHY M. SCHOEN
Timothy M. Schoen
Executive Vice President-
Chief Financial Officer
(Principal Financial Officer)

/s/ SCOTT A. ANDERSON
Scott A. Anderson
Senior Vice President-
Chief Accounting Officer
(Principal Accounting Officer)