Form 10-K/A
period 2012-12-31
HCP, INC.
filed 2013-05-24
CIK 765880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(AMENDMENT NO. 1)

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

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2013 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) is filed by HCP, Inc. (the “Company”) to amend its Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). The purpose of the Amendment is to amend Part II, Item 9A and Part IV, Item 15 of the 2012 Form 10-K. No other items of the 2012 Form 10-K are amended in this Form 10-K/A.

The complete text of Part II, Item 9A and Part IV, Item 15 is set forth herein. Below is a summary of the principal amendments.

PART II

ITEM 9A.  Controls and Procedures

Item 9A has been amended to include a discussion of the Company’s reconsideration of its evaluation of the effectiveness of the design and operation of the disclosure controls and procedures for the Company following the filing of audited financial statements for HCR ManorCare, Inc. in response to comments received from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “Staff”).

PART IV

ITEM 15.  Exhibits, Financial Statements and Financial Statement Schedules

Item 15 has been amended to include the audited financial statements of HCR ManorCare, Inc., a significant lessee to the Company, as of December 31, 2012 and 2011 and for the three years in the period ended December 31, 2012.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), updated certifications by the Principal Executive Officer and Principal Financial Officer are filed as exhibits to the Amendment in Part IV, Item 15.

No attempt has been made to update matters in the 2012 Form 10-K for any other activities or events occurring after the original filing date and does not change any previously reported financial results of operations or any disclosures contained in that document except to the extent expressly provided herein.

		Page Number

PART II

Item 9A.	Controls and Procedures	4

PART III

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules	6

PART II

All references in this report to “HCP,” the “Company,” “we,” “us” or “our” mean HCP, Inc. together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “HCP, Inc.” mean the parent company without its subsidiaries.

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

In response to comments received from the Staff, we are amending our annual report on Form 10-K to include the audited financial statements of HCR ManorCare, Inc. as of December 31, 2012 and 2011 and for the three years in the periods ended December 31, 2012. In light of the Staff’s comments, we reconsidered our evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of as of December 31, 2012 (the “Evaluation Date”). Based upon such reconsideration, the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) again concluded that as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level. However, in light of the Staff’s comments described above, we have modified our procedures to include the audited financial statements of HCR ManorCare, Inc. for future annual reports on Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of HCP, Inc.

Long Beach, California

We have audited the internal control over financial reporting of HCP, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012, of the Company and our report dated February 12, 2013 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 12, 2013

PART IV

ITEM 15.  Exhibits, Financial Statements and Financial Statement Schedules (2012)

(a)(1)	Financial Statements:
Report of Independent Registered Public Accounting Firm—Deloitte & Touche LLP
Financial Statements
Consolidated Balance Sheets—December 31, 2012 and 2011
Consolidated Statements of Income—for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income—for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Stockholders’ Equity—for the years ended December 31, 2012, 2011 and 2010
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

2.2	Purchase and Sale Agreement, dated as of October 16, 2012, by and among BRE/SW Portfolio LLC, those owner entities listed on Schedule 1 thereto, HCP, Inc. and Emeritus Corporation.**

3.1	Articles of Restatement of HCP (incorporated by reference herein to Exhibit 3.1 to HCP’s Registration Statement on Form S-3 (Registration No. 333-182824, filed July 24, 2012).

3.2	Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed September 25, 2006).

3.2.1

Amendment No. 1 to Fourth Amended and Restated Bylaws of HCP (incorporated by reference herein to Exhibit 3.2.1 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2007).

3.2.2

Amendment No. 2 to Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.2.2 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2009).

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

4.8

Officers’ Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled “5 5/8% Senior Notes due May 1, 2017” (incorporated herein by reference to Exhibit 4.2 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed April 27, 2005).

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

4.15	Form of 2.700% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.2 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed January 24, 2011).

4.16	Form of 3.750% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.3 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed January 24, 2011).

4.17	Form of 5.375% Senior Notes due 2021 (incorporated herein by reference to Exhibit 4.4 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed January 24, 2011).

4.18	Form of 6.750% Senior Notes due 2041 (incorporated herein by reference to Exhibit 4.5 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed January 24, 2011).

4.19	Form of 3.75% Senior Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed January 23, 2012).

10.1	Second Amended and Restated Directors Stock Incentive Plan (incorporated herein by reference to Appendix A to HCP’s Proxy Statement (File No. 1-08895), filed March 21, 1997).*

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

10.2	Second Amended and Restated Stock Incentive Plan (incorporated herein by reference to Appendix B to HCP’s Proxy Statement (File No. 1 08895), filed March 21, 1997).*

10.2.1

First Amendment to Second Amended and Restated Stock Incentive Plan, effective as of November 3, 1999 (incorporated herein by reference to Exhibit 10.3 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 1999).*

10.3

Amended and Restated 2000 Stock Incentive Plan, effective as of May 7, 2003 (incorporated herein by reference to Annex A to HCP’s Proxy Statement (File No. 1-08895) for the Annual Meeting of Stockholders held on May 7, 2003).*

10.3.1

First Amendment to Amended and Restated 2000 Stock Incentive Plan (effective as of May 7, 2003) (incorporated herein by reference to Exhibit 10.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed February 3, 2005).*

10.3.2

Form of Restricted Stock Agreement for Employees and Consultants, effective as of May 7, 2003, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.30 to HCP’s Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*

10.3.3

Form of Restricted Stock Agreement for Directors, effective as of May 7, 2003, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.31 to HCP’s Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*

10.3.4

CEO Restricted Stock Unit Agreement, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.29 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2005).*

10.4

Second Amended and Restated Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.2 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2009).*

10.5

Amended and Restated Executive Retirement Plan, effective as of May 7, 2003 (incorporated herein by reference to Exhibit 10.34 to HCP’s Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*

10.6

2006 Performance Incentive Plan, as amended and restated (incorporated by reference to Annex 2 to HCP’s Proxy Statement (File No. 1-08895) for the Annual Meeting of Stockholders held on April 23, 2009).*

10.6.1

Form of CEO 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.2 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2009).*

10.6.2

Form of CEO 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with three-year cliff vesting (incorporated herein by reference to Exhibit 10.3 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2009).*]

10.6.3

Form of Employee 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.4 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2009).*

10.6.4

Form of Director 2006 Performance Incentive Plan Director Stock Unit Award Agreement with four-year installment vesting (incorporated herein by reference to Exhibit 10.1 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2009).

10.6.5

HCP, Inc. Terms and Conditions Applicable to Restricted Stock Unit Awards Granted Under the 2006 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.3 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2011).*

10.6.6

Form of CEO 2006 Performance Incentive Plan Time-Based Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.4 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2011).*

10.6.7

Form of CEO 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.17 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2008).*

10.6.8

Form of CEO 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with three-year cliff vesting (incorporated herein by reference to Exhibit 10.18 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2008).*

10.6.9

Form of Employee 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with five- year installment vesting (incorporated herein by reference to Exhibit 10.19 to HCP’s Annual Report on Form 10-K, as amended (Filed No. 1-08895), for the year ended December 31, 2007).*

10.6.10

Form of Employee 2006 Performance Incentive Plan Nonqualified Stock Option Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.37 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2006).*

10.6.11

Form of Non-Employee Director 2006 Performance Incentive Plan Restricted Stock Award Agreement with five- year installment vesting, (incorporated herein by reference to Exhibit 10.38 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2006).*

10.6.12

Form of Non-Employee Directors 2006 Performance Incentive Plan Stock-For-Fees Program (incorporated herein by reference to Exhibit 10.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed August 2, 2006).*

10.6.13

Amended and Restated Stock Unit Award Agreement Granted Under 2006 Performance Incentive Plan, dated April 24, 2008, by and between HCP and James F. Flaherty III (incorporated herein by reference to Exhibit 10.25 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2008).*

10.6.14

Form of CEO 2006 Performance Incentive Plan Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2012).*

10.6.15

Form of CEO 2006 Performance Incentive Plan Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2012).*

10.6.16

Form of Employee 2006 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2012).*

10.6.17

Form of Employee 2006 Performance Incentive Plan Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2012).*

10.6.18

Form of Employee 2006 Performance Incentive Plan Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2012).*

10.7	Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.2 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2012).*

10.8	Executive Bonus Program (incorporated herein by reference to HCP’s Current Report on Form 8-K (File No. 1-08895), filed January 31, 2008.*

10.9

Amended and Restated Dividend Reinvestment and Stock Purchase Plan, amended as of July 25, 2012 (incorporated by reference to HCP’s Registration Statement on Form S-3 (Registration No. 333-182824), dated July 24, 2012 and as supplemented on July 25, 2012.

10.10

Form of directors and officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.21 to HCP’s Annual Report on Form 10-K, as amended (File No. 1-08895) for the year ended December 31, 2007).*

10.11

Letter Agreement, dated as of June 2, 2009, by and between HCP and Scott A. Anderson (incorporated herein by reference to Exhibit 10.3 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2009).*

10.12

Letter Agreement, dated July 7, 2010, by and between HCP and Kendall Young. (incorporated herein by reference to Exhibit 10.1 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2010).*

10.13

Amended and Restated Employment Agreement, dated as of April 24, 2008, by and between HCP and James F. Flaherty III (incorporated herein by reference to Exhibit 10.11 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2008).*

10.14

Employment Agreement, dated as of January 26, 2012, by and between HCP and Paul F. Gallagher (incorporated herein by reference to Exhibit 10.1 to HCP’s Current Report on Form 8-K (File 1-08895), filed February 1, 2012).*

10.15

Employment Agreement, dated as of January 26, 2012, by and between HCP and Timothy M. Schoen (incorporated herein by reference to Exhibit 10.2 to HCP’s Current Report on Form 8-K (File 1-08895), filed February 1, 2012).*

10.16

Employment Agreement, dated October 25, 2012, by and between HCP, Inc. and James W. Mercer (incorporated herein by reference to Exhibit 10.1 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2012).*

10.17

Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, dated as of January 20, 1999 (incorporated herein by reference to Exhibit 10.16 to HCP’s Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 1998).

10.18

Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, dated as of August 17, 2001, as amended (incorporated herein by reference to Exhibit 10.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed November 9, 2012).

10.19

Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 2, 2003 (incorporated herein by reference to Exhibit 10.28 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2003).

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

10.19.4

Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.12.4 to HCP’s Annual Report on Form 10-K, as amended (File No. 1-08895), for the year ended December 31, 2007).

10.20

Amended and Restated Limited Liability Company Agreement of HC PDR MCD, LLC, dated as of February 9, 2007 (incorporated herein by reference to Exhibit 10.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed April 20, 2012).

10.21

Stockholders Agreement, dated as of December 13, 2010, among HCP, Inc., HCR ManorCare, Inc. and certain stockholders of HCR ManorCare, Inc. (incorporated herein by reference to Exhibit 10.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed December 14, 2010).

10.22

Form of Mezzanine Loan Agreement defining HCP’s rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.3 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).

10.23

Form of Intercreditor Agreement defining HCP’s rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.4 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).

10.24

Form of Cash Management Agreement defining HCP’s rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.5 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).

10.25

Form of Pledge and Security Agreement defining HCP’s rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.6 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).

10.26

Form of Promissory Note defining HCP’s rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.34 to HCP’s Annual Report on Form 10-K, as amended (File No. 1-08895), for the year ended December 31, 2007).

10.27

Form of Guaranty Agreement defining HCP’s rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.35 to HCP’s Annual Report on Form 10-K, as amended (File No. 1-08895), for the year ended December 31, 2007).

10.28

Form of Assignment and Assumption Agreement entered into in connection with HCP’s Manor Care investment (incorporated herein by reference to Exhibit 10.36 to HCP’s Annual Report on Form 10-K, as amended (File No. 1-08895), for the year ended December 31, 2007).

10.29

Form of Omnibus Assignment entered into in connection with HCP’s HCR ManorCare investment (incorporated herein by reference to Exhibit 10.7 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).

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

10.33

Master Lease and Security Agreement, dated as of April 7, 2011, by and between the parties set forth on Exhibit A-1, Exhibit A-2, Exhibit A-3 and Exhibit A-4 attached thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed July 12, 2011).†

10.33.1

First Amendment to Master Lease and Security Agreement, dated as of April 7, 2011, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.59.1 to HCP’s Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2011).

10.33.2

Second Amendment to Master Lease and Security Agreement, dated as of May 16, 2011, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.59.2 to HCP’s Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2011).

10.33.3

Third Amendment to Master Lease and Security Agreement, dated as of January 10, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.59.3 to HCP’s Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2011).

10.33.4

Fourth Amendment to Master Lease and Security Agreement, dated as of April 18, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.1 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2012).

10.33.5

Fifth Amendment to Master Lease and Security Agreement, dated as of May 4, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.1 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2012).

10.33.6

Sixth Amendment to Master Lease and Security Agreement, dated as of May 30, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.2 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2012).

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

21.1	Subsidiaries of the Company.**

23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.**

23.2	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.

31.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

99.1	HCR ManorCare, Inc. Financial Statements as of December 31, 2012 and 2011 and for the three years in the periods ended December 31, 2012.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*                                          Management Contract or Compensatory Plan or Arrangement

**                                    Previously filed as like-numbered exhibit to the initial filing and incorporated by reference herein.

†                                          Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 23, 2013

HCP, Inc. (Registrant)

/s/ TIMOTHY M. SCHOEN
Timothy M. Schoen
Executive Vice President and Chief
Financial Officer (Principal Financial Officer)