Form 10-Q
period 2013-06-30
HCP, INC.
filed 2013-08-02
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013.

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

As of July 25, 2013, there were 455,098,236 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

HCP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Real estate:
Buildings and improvements	$10,692,628	$10,522,399
Development costs and construction in progress	221,907	236,864
Land	1,852,768	1,847,928
Accumulated depreciation and amortization	(1,905,879)	(1,731,742)
Net real estate	10,861,424	10,875,449

Net investment in direct financing leases	6,958,129	6,881,393
Loans receivable, net	555,791	276,030
Investments in and advances to unconsolidated joint ventures	208,878	212,213
Accounts receivable, net of allowance of $2,058 and $1,668, respectively	33,270	34,150
Cash and cash equivalents	53,114	247,673
Restricted cash	44,953	37,848
Intangible assets, net	518,982	552,701
Real estate held for sale, net	6,936	9,578
Other assets, net	810,316	788,520
Total assets(1)	$20,051,793	$19,915,555
LIABILITIES AND EQUITY
Bank line of credit	$261,582	$—
Term loan	208,418	222,694
Senior unsecured notes	6,564,842	6,712,624
Mortgage debt	1,653,426	1,676,544
Other debt	78,633	81,958
Intangible liabilities, net	108,864	105,909
Accounts payable and accrued liabilities	313,627	293,994
Deferred revenue	64,142	68,055
Total liabilities(2)	9,253,534	9,161,778

Commitments and contingencies

Common stock, $1.00 par value: 750,000,000 shares authorized; 455,094,411 and 453,191,321 shares issued and outstanding, respectively	455,094	453,191
Additional paid-in capital	11,254,658	11,180,066
Cumulative dividends in excess of earnings	(1,100,834)	(1,067,367)
Accumulated other comprehensive loss	(12,360)	(14,653)
Total stockholders’ equity	10,596,558	10,551,237

Joint venture partners	16,910	14,752
Non-managing member unitholders	184,791	187,788
Total noncontrolling interests	201,701	202,540
Total equity	10,798,259	10,753,777
Total liabilities and equity	$20,051,793	$19,915,555

(1)      The Company’s consolidated total assets at December 31, 2012, include assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs as follows: accounts receivable, net, $2 million; cash and cash equivalents, $10 million; and other assets, net, $2 million. See Note 16 to the Condensed Consolidated Financial Statements for additional information.

(2)      The Company’s consolidated total liabilities at December 31, 2012, include liabilities of certain VIEs for which the VIE creditors do not have recourse to HCP, Inc. as follows: other debt, $0.2 million; accounts payable and accrued liabilities, $14 million; and deferred revenue, $2 million. See Note 16 to the Condensed Consolidated Financial Statements for additional information.

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental and related revenues	$280,616	$244,603	$565,251	$484,859
Tenant recoveries	25,146	23,581	49,349	46,231
Resident fees and services	37,590	35,569	74,481	71,748
Income from direct financing leases	158,286	154,976	315,156	309,511
Interest income	14,147	1,216	26,533	2,035
Investment management fee income	499	470	942	963
Total revenues	516,284	460,415	1,031,712	915,347

Costs and expenses:
Interest expense	108,716	102,354	218,006	206,044
Depreciation and amortization	110,686	84,873	215,314	170,062
Operating	74,814	70,076	148,419	137,409
General and administrative	24,073	14,801	44,744	34,884
Total costs and expenses	318,289	272,104	626,483	548,399

Other income, net	3,240	1,028	15,303	1,462

Income before income taxes and equity income from unconsolidated joint ventures	201,235	189,339	420,532	368,410
Income taxes	(1,654)	(171)	(2,530)	541
Equity income from unconsolidated joint ventures	15,585	15,732	30,386	29,407
Income from continuing operations	215,166	204,900	448,388	398,358

Discontinued operations:
Income before gain on sales of real estate	672	75	1,234	325
Gain on sales of real estate	887	—	887	2,856
Total discontinued operations	1,559	75	2,121	3,181

Net income	216,725	204,975	450,509	401,539
Noncontrolling interests’ share in earnings	(3,324)	(2,951)	(6,523)	(6,135)
Net income attributable to HCP, Inc.	213,401	202,024	443,986	395,404
Preferred stock dividends	—	—	—	(17,006)
Participating securities’ share in earnings	(378)	(557)	(856)	(1,674)
Net income applicable to common shares	$213,023	$201,467	$443,130	$376,724

Basic earnings per common share:
Continuing operations	$0.47	$0.48	$0.97	$0.90
Discontinued operations	—	—	0.01	0.01
Net income applicable to common shares	$0.47	$0.48	$0.98	$0.91
Diluted earnings per common share:
Continuing operations	$0.47	$0.48	$0.97	$0.90
Discontinued operations	—	—	—	—
Net income applicable to common shares	$0.47	$0.48	$0.97	$0.90
Weighted average shares used to calculate earnings per common share:
Basic	454,618	420,468	454,137	415,243
Diluted	455,431	421,671	455,024	416,666

Dividends declared per common share	$0.525	$0.50	$1.05	1.00

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$216,725	$204,975	$450,509	$401,539

Other comprehensive income (loss):
Unrealized gains on securities:
Unrealized gains (losses)	—	(961)	1,355	343
Reclassification adjustment realized in net income	—	—	(9,131)	—
Change in net unrealized gains on cash flow hedges:
Unrealized gains (losses)	4,025	(1,056)	9,345	(780)
Reclassification adjustment realized in net income	288	90	560	179
Change in Supplemental Executive Retirement Plan obligation	55	45	111	90
Foreign currency translation adjustment	(125)	(155)	53	47
Total other comprehensive income (loss)	4,243	(2,037)	2,293	(121)

Total comprehensive income	220,968	202,938	452,802	401,418
Total comprehensive income attributable to noncontrolling interests	(3,324)	(2,951)	(6,523)	(6,135)
Total comprehensive income attributable to HCP, Inc.	$217,644	$199,987	$446,279	$395,283

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share data)

(Unaudited)

				Cumulative	Accumulated
			Additional	Dividends	Other	Total	Total
	Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2013	453,191	$453,191	$11,180,066	$(1,067,367)	$(14,653)	$10,551,237	$202,540	$10,753,777
Net income	—	—	—	443,986	—	443,986	6,523	450,509
Other comprehensive income	—	—	—	—	2,293	2,293	—	2,293
Issuance of common stock, net	1,097	1,097	49,221	—	—	50,318	(2,997)	47,321
Repurchase of common stock	(46)	(46)	(2,224)	—	—	(2,270)	—	(2,270)
Exercise of stock options	852	852	15,957	—	—	16,809	—	16,809
Amortization of deferred compensation	—	—	11,638	—	—	11,638	—	11,638
Common dividends ($1.05 per share)	—	—	—	(477,453)	—	(477,453)	—	(477,453)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,506)	(7,506)
Issuance of noncontrolling interests	—	—	—	—	—	—	3,141	3,141
June 30, 2013	455,094	$455,094	$11,254,658	$(1,100,834)	$(12,360)	$10,596,558	$201,701	$10,798,259

						Cumulative	Accumulated
					Additional	Dividends	Other	Total	Total
	Preferred Stock		Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2012	11,820	$285,173	408,629	$408,629	$9,383,536	$(1,024,274)	$(19,582)	$9,033,482	$187,140	$9,220,622
Net income	—	—	—	—	—	395,404	—	395,404	6,135	401,539
Other comprehensive loss	—	—	—	—	—	—	(121)	(121)	—	(121)
Preferred stock redemption	(11,820)	(285,173)	—	—	—	(10,327)	—	(295,500)	—	(295,500)
Issuance of common stock, net	—	—	18,912	18,912	737,145	—	—	756,057	(2,273)	753,784
Repurchase of common stock	—	—	(189)	(189)	(7,678)	—	—	(7,867)	—	(7,867)
Exercise of stock options	—	—	2,050	2,050	35,170	—	—	37,220	—	37,220
Amortization of deferred compensation	—	—	—	—	11,407	—	—	11,407	—	11,407
Preferred dividends	—	—	—	—	—	(6,679)	—	(6,679)	—	(6,679)
Common dividends ($1.00 per share)	—	—	—	—	—	(416,173)	—	(416,173)	—	(416,173)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(7,778)	(7,778)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	873	873
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	(388)	(388)
June 30, 2012	—	$—	429,402	$429,402	$10,159,580	$(1,062,049)	$(19,703)	$9,507,230	$183,709	$9,690,939

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$450,509	$401,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	215,314	170,062
Discontinued operations	170	6,138
Amortization of above and below market lease intangibles, net	(6,068)	(1,322)
Amortization of deferred compensation	11,638	11,407
Amortization of deferred financing costs, net	9,440	8,459
Straight-line rents	(15,955)	(21,787)
Loan and direct financing lease interest accretion	(45,539)	(48,159)
Deferred rental revenues	(965)	1,169
Equity income from unconsolidated joint ventures	(30,386)	(29,407)
Distributions of earnings from unconsolidated joint ventures	1,624	1,878
Gain on sales of real estate	(887)	(2,856)
Marketable securities gain on sales, net	(10,977)	—
Foreign currency and derivative (gains) losses, net	780	(52)
Changes in:
Accounts receivable, net	462	708
Other assets	(12,852)	(8,188)
Accounts payable and accrued liabilities	5,294	(6,038)
Net cash provided by operating activities	571,602	483,551
Cash flows from investing activities:
Acquisitions of real estate	(60,353)	(10,970)
Development of real estate	(67,983)	(51,890)
Leasing costs and tenant and capital improvements	(19,938)	(27,112)
Proceeds from sales of real estate, net	3,777	7,238
Distributions in excess of earnings from unconsolidated joint ventures	904	1,529
Purchases of marketable debt securities	(16,706)	(214,859)
Proceeds from the sale of marketable securities	28,030	—
Principal repayments on loans receivable	19,112	4,508
Investments in loans receivable	(300,673)	(20,757)
Increase in restricted cash	(7,105)	(1,229)
Net cash used in investing activities	(420,935)	(313,542)
Cash flows from financing activities:
Net borrowings (repayments) under bank line of credit	265,049	(238,985)
Issuance of senior unsecured notes	—	450,000
Repayments of senior unsecured notes	(150,000)	(250,000)
Repayments of mortgage debt	(40,380)	(42,538)
Deferred financing costs	—	(10,236)
Preferred stock redemption	—	(295,500)
Net proceeds from the issuance of common stock and exercise of options	61,860	783,137
Dividends paid on common and preferred stock	(477,453)	(422,852)
Issuance of noncontrolling interests	3,141	873
Distributions to noncontrolling interests	(7,506)	(7,778)
Net cash used in financing activities	(345,289)	(33,879)
Effect of foreign exchange on cash and cash equivalents	63	—
Net increase (decrease) in cash and cash equivalents	(194,559)	136,130
Cash and cash equivalents, beginning of period	247,673	33,506
Cash and cash equivalents, end of period	$53,114	$169,636

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

The condensed consolidated financial statements include the accounts of HCP, Inc., its wholly-owned subsidiaries and joint ventures or variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

(3)         Real Estate Property Investments

$1.73 Billion Senior Housing Portfolio Acquisition (the “Blackstone JV Acquisition”)

During the fourth quarter of 2012 and first quarter of 2013, the Company acquired 133 senior housing communities for $1.73 billion from a joint venture between Emeritus Corporation (“Emeritus”) and Blackstone Real Estate Partners VI, an affiliate of the Blackstone Group (the “Blackstone JV”). Located in 29 states, the portfolio encompasses a diversified care mix of 61% assisted living, 25% independent living, 13% memory care and 1% skilled nursing based on units. Based on operating performance at closing, the 133 communities consisted of 99 that were stabilized and 34 that were in lease-up. The transaction closed in two stages: (i) 129 senior housing facilities during the fourth quarter of 2012 for $1.7 billion; and (ii) four senior housing facilities during the first quarter of 2013 for $38 million. The Company paid $1.73 billion in cash consideration and assumed $13 million of mortgage debt to acquire: (i) real estate with a fair value of $1.57 billion, (ii) intangible assets with a fair value of $174 million; and (iii) assumed intangible liabilities with a fair value of $4 million. As of June 30, 2013, the purchase price allocation is preliminary, and the final purchase price allocation will be determined pending the receipt of information necessary to complete the valuation of certain assets and liabilities, which may result in changes from the initial estimates.

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

Concurrent with the acquisition in 2012, Emeritus purchased nine communities from the Blackstone JV, for which the Company provided secured debt financing of $52 million with a four-year term. The loan is secured by the underlying real estate and is prepayable at Emeritus’ option. The interest rate on the loan was initially 6.1% and will gradually increase during its four year term to 6.8%.

Pro Forma Results of Operations

The following unaudited pro forma consolidated results of operations assume that the Blackstone JV Acquisition was completed as of January 1, 2012 (in thousands, except per share amounts):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues	$486,865	$968,247
Net income	212,380	416,349
Net income applicable to HCP, Inc.	209,429	410,214
Basic earnings per common share	0.47	0.90
Diluted earnings per common share	0.47	0.90

Other Real Estate Acquisitions

In addition to the Blackstone JV Acquisition (discussed above), during the six months ended June 30, 2013, the Company acquired a senior housing facility for $18 million, exercised its purchase option for a senior housing facility it previously leased for $16 million and acquired 38 acres of land in the post-acute/skilled nursing segment for $408,000.

During the six months ended June 30, 2012, the Company acquired a life science facility for $8 million and 13 acres of land in the hospital segment for $3 million.

During the six months ended June 30, 2013 and 2012, the Company funded an aggregate of $76 million and $79 million, respectively, for construction, tenant and other capital improvement projects, primarily in its senior housing, life science and medical office segments.

(4)         Dispositions of Real Estate and Discontinued Operations

During the six months ended June 30, 2013, the Company sold a senior housing facility for $4 million. During the six months ended June 30, 2012, the Company sold a medical office building for $7 million.

At June 30, 2013, one hospital was classified as held for sale, with a carrying value of $7 million. At December 31, 2012, properties classified as held for sale included a senior housing facility and hospital with a combined aggregate carrying value of $10 million.

The following table summarizes operating loss from discontinued operations and gain on sales of real estate included in discontinued operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rental and related revenues	$779	$4,024	$1,620	$8,349

Depreciation and amortization expenses	81	3,051	170	6,138
Operating expenses	—	11	—	29
Other expense, net	26	887	216	1,857
Income before gain on sales of real estate	$672	$75	$1,234	$325
Gain on sales of real estate, net of income taxes	$887	$—	$887	$2,856

Number of properties included in discontinued operations	2	5	2	6

(5)         Net Investment in Direct Financing Leases

The components of net investment in direct financing leases (“DFLs”) consisted of the following (dollars in thousands):

	June 30,	December 31,
	2013	2012
Minimum lease payments receivable(1)	$24,948,287	$25,217,520
Estimated residual values	4,010,514	4,010,514
Less unearned income	(22,000,672)	(22,346,641)
Net investment in direct financing leases	$6,958,129	$6,881,393
Properties subject to direct financing leases	361	361

(1)          The minimum lease payments receivable are primarily attributable to HCR ManorCare, Inc. (“HCR ManorCare”) ($23.8 billion and $24.0 billion at June 30, 2013 and December 31, 2012, respectively). The triple-net master lease with HCR ManorCare provides for annual rent of $506 million beginning April 1, 2013 (prior to April 1, 2013, annual rent was $489 million). The rent increases by 3.5% per year over the next three years and by 3% for the remaining portion of the initial lease term. The properties are grouped into four pools, and HCR ManorCare has a one-time extension option for each pool with rent increased for the first year of the extension option to the greater of fair market rent or a 3% increase over the rent for the prior year. Including the extension options, which the Company determined to be bargain renewal options, the four leased pools had total initial available terms ranging from 23 to 35 years.

Certain leases contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the properties at the end of the lease terms.

(6)         Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	June 30, 2013			December 31, 2012
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine	$—	$428,723	$428,723	$—	$145,150	$145,150
Other	161,957	—	161,957	147,264	—	147,264
Unamortized discounts, fees and costs	—	(21,479)	(21,479)	—	(2,974)	(2,974)
Allowance for loan losses	—	(13,410)	(13,410)	—	(13,410)	(13,410)
	$161,957	$393,834	$555,791	$147,264	$128,766	$276,030

Barchester Loan

On May 2, 2013, the Company acquired £121 million of subordinated debt at a discount for £109 million. The loan is secured by an interest in 160 facilities leased and operated by Barchester Healthcare (“Barchester”). This loan matures in September 2013 and bears interest on its face value at a floating rate of London Interbank Offered Rate (“LIBOR”) plus a weighted-average margin of 3.14%. At June 30, 2013, the carrying value of this loan was $165 million. This loan investment was financed by a GBP denominated draw on the Company’s revolving line of credit facility that is discussed in Note 10.

Tandem Health Care Loan

On July 31, 2012, the Company closed a mezzanine loan facility to lend up to $205 million to Tandem Health Care (“Tandem”), an affiliate of Formation Capital, as part of the recapitalization of a post-acute/skilled nursing portfolio. At closing, the loan was subordinate to $400 million in senior mortgage debt and $137 million in senior mezzanine debt. The Company funded $100 million (the “First Tranche”) at closing and funded an additional $102 million (the “Second Tranche”) in June 2013. The Second Tranche was used to repay the senior mezzanine debt. At June 30, 2013, the loan was subordinate to $444 million of senior mortgage debt. The loan bears interest at a fixed rate of 12% and 14% per annum for the First and Second Tranches, respectively. The facility has a total term of up to 63 months from the initial closing, is prepayable at the borrower’s option and is secured by real estate partnership interests. The loan is subject to a prepayment premium if repaid on or before the third anniversary from the initial closing date.

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

Pursuant to the 2012 Agreement, the Company received the remaining cash ($4.8 million, after reducing this amount by $0.5 million for related legal expenses) and other consideration ($2.1 million) of $6.9 million from the Guarantors. In addition, during 2012 the Company received $38.1 million in net proceeds from the sales of two of the primary collateral assets, which proceeds, together with the cash payments and other consideration, were applied to reduce the carrying value of the loan. The carrying value of the loan was $29.2 million and $30.7 million at June 30, 2013 and December 31, 2012, respectively. During the three and six months ended June 30, 2013, the Company received cash payments from the Borrower of $1.5 million. At June 30, 2013, the Company believes the fair value of the collateral supporting this loan is in excess of its carrying value.

(7)         Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method at June 30, 2013 (dollars in thousands):

Entity(1)	Properties/Segment	Investment(2)	Ownership%
HCR ManorCare	post-acute/skilled nursing operations	$88,018	9.5(3)
HCP Ventures III, LLC	13 medical office	7,335	30
HCP Ventures IV, LLC	54 medical office and 4 hospital	31,049	20
HCP Life Science(4)	4 life science	68,779	50-63
Horizon Bay Hyde Park, LLC	1 senior housing	6,496	72
Suburban Properties, LLC	1 medical office	6,950	67
Advances to unconsolidated joint ventures, net		251
		$208,878

Edgewood Assisted Living Center, LLC	1 senior housing	$(387)	45
Seminole Shores Living Center, LLC	1 senior housing	(634)	50
		$(1,021)

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

Summarized combined financial information for the Company’s unconsolidated joint ventures follows (in thousands):

	June 30,	December 31,
	2013	2012
Real estate, net	$3,690,920	$3,731,740
Goodwill and other assets, net	5,807,180	5,734,318
Total assets	$9,498,100	$9,466,058

Capital lease obligations and mortgage debt	$6,813,884	$6,875,932
Accounts payable	1,047,460	971,095
Other partners’ capital	1,452,467	1,435,885
HCP’s capital(1)	184,289	183,146
Total liabilities and partners’ capital	$9,498,100	$9,466,058

(1)          The combined basis difference of the Company’s investments in these joint ventures of $23 million, as of June 30, 2013, is primarily attributable to goodwill, real estate, capital lease obligations, deferred tax assets and lease related net intangibles.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenues	$1,059,412	$1,093,873	$2,152,863	$2,138,519
Net income	10,122	16,124	20,494	17,267
HCP’s share in earnings (1)	15,585	15,732	30,386	29,407
Fees earned by HCP	499	470	942	963
Distributions received by HCP	1,157	1,278	2,528	3,407

(1)          The Company’s joint venture interest in HCR ManorCare is accounted for using the equity method and results in an ongoing reduction of DFL income, proportional to HCP’s ownership in HCR ManorCare. The Company recorded a reduction of $15 million for both the three months ended June 30, 2013 and 2012. The Company recorded a reduction of $31 million and $30 million for the six months ended June 30, 2013 and 2012, respectively. Further, the Company’s share of earnings from HCR ManorCare (equity income) increases for the corresponding reduction of related lease expense recognized at the HCR ManorCare level.

(8)         Intangibles

At both June 30, 2013 and December 31, 2012, intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles and below market ground lease intangibles, were $794 million. At June 30, 2013 and December 31, 2012, the accumulated amortization of intangible assets was $275 million and $241 million, respectively.

At June 30, 2013 and December 31, 2012, intangible lease liabilities, comprised of below market lease intangibles and above market ground lease intangible liabilities were $215 and $199 million, respectively. At June 30, 2013 and December 31, 2012, the accumulated amortization of intangible liabilities was $106 million and $93 million, respectively.

(9)         Other Assets

The Company’s other assets consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Straight-line rent assets, net of allowance of $34,147 and $33,521, respectively	$339,464	$306,294
Marketable debt securities(1)	225,285	222,809
Leasing costs, net	98,408	93,763
Deferred financing costs, net	39,986	45,490
Goodwill	50,346	50,346
Marketable equity securities	—	24,829
Other(2)	56,827	44,989
Total other assets	$810,316	$788,520

(1)          Includes £136.9 million ($208 million and $223 million at June 30, 2013 and December 31, 2012, respectively) of Four Seasons senior unsecured notes translated into U.S. dollars (see below for additional information).

(2)          Includes a $5.4 million allowance for losses related to accrued interest receivable on the Delphis loan, which accrued interest is included in other assets. At both June 30, 2013 and December 31, 2012, the carrying value of interest accrued related to the Delphis loan was zero. See Note 6 for additional information about the Delphis loan and the related impairment. At both June 30, 2013 and December 31, 2012, includes a loan receivable of $10 million from HCP Ventures IV, LLC, an unconsolidated joint venture (see Note 7 for additional information) with an interest rate of 12% which matures in May 2014. The loan is secured by HCP’s joint venture partner’s 80% partnership interest in the joint venture.

During the six months ended June 30, 2013, the Company realized gains from the sale of marketable equity securities of $11 million, which were included in other income, net. At December 31, 2012, the fair value and adjusted cost basis of the marketable equity securities were $24.8 million and $17.1 million, respectively. The marketable equity securities were classified as available-for-sale.

Four Seasons Health Care Senior Unsecured Notes

On June 28, 2012, the Company purchased senior unsecured notes with an aggregate par value of £138.5 million at a discount for £136.8 million ($214.9 million). The notes were issued by Elli Investments Limited, a subsidiary of Terra Firma, a European private equity firm, as part of its financing for the acquisition of Four Seasons Health Care (“Four Seasons”), an elderly and specialist care provider in the United Kingdom. The notes mature in June 2020 and are non-callable through June 2016. The notes bear interest on their par value at a fixed rate of 12.25% per annum, with an original issue discount resulting in a yield to maturity of 12.5%. This investment was financed by a GBP denominated unsecured term loan that is discussed in Note 10. These senior unsecured notes are accounted for as marketable debt securities and classified as held-to-maturity.

(10) Debt

Bank Line of Credit and Term Loan

The Company’s $1.5 billion unsecured revolving line of credit facility (the “Facility”) matures in March 2016 and contains a one-year extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends on the Company’s debt ratings. The Company pays a facility fee on the entire revolving commitment that depends upon its debt ratings. Based on the Company’s debt ratings at June 30, 2013, the margin on the Facility was 1.075%, and the facility fee was 0.175%. The Facility also includes a feature that will allow the Company to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At June 30, 2013, the Company had $262 million (includes £109 million translated into U.S. dollars) outstanding under the Facility.

On July 30, 2012, the Company entered into a credit agreement with a syndicate of banks for a £137 million ($208 million at June 30, 2013) four-year unsecured term loan (the “Term Loan”) that accrues interest at a rate of GBP LIBOR plus 1.20%, based on the Company’s current debt ratings. Concurrent with the closing of the Term Loan, the Company entered into a four-year interest rate swap contract that fixes the interest rate of the Term Loan at 1.81%, subject to adjustments based on the Company’s debt ratings. The Term Loan contains a one-year committed extension option.

The Facility and Term Loan contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%, (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times and (v) require a formula-determined Minimum Consolidated Tangible Net Worth of $9.2 billion at June 30, 2013. At June 30, 2013, the Company was in compliance with each of these restrictions and requirements of the Facility and Term Loan.

Senior Unsecured Notes

At June 30, 2013, the Company had senior unsecured notes outstanding with an aggregate principal balance of $6.6 billion. At June 30, 2013, interest rates on the notes ranged from 1.24% to 6.98% with a weighted average effective interest rate of 5.10% and a weighted average maturity of six years. Discounts and premiums are amortized to interest expense over the term of the related senior unsecured notes. The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at June 30, 2013.

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

Mortgage Debt

At June 30, 2013, the Company had $1.7 billion in aggregate principal amount of mortgage debt outstanding that is secured by 138 healthcare facilities (including redevelopment properties) with a carrying value of $2.1 billion. At June 30, 2013, interest rates on the mortgage debt ranged from 0.69% to 8.69% with a weighted average effective interest rate of 6.12% and a weighted average maturity of three years.

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

Other Debt

At June 30, 2013, the Company had $79 million of non-interest bearing life care bonds at two of its continuing care retirement communities and non-interest bearing occupancy fee deposits at two of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). The Life Care Bonds are refundable to the residents upon the termination of the contract or upon the successful resale of the unit.

Debt Maturities

The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at June 30, 2013 (in thousands):

Year	Line of Credit(1)	Term Loan(2)	Senior Unsecured Notes	Mortgage Debt	Total(3)
2013 (Six months)	$—	$—	$400,000	$254,973	$654,973
2014	—	—	487,000	180,221	667,221
2015	—	—	400,000	308,611	708,611
2016	261,582	208,418	900,000	291,941	1,661,941
2017	—	—	750,000	550,788	1,300,788
Thereafter	—	—	3,650,000	73,468	3,723,468
	261,582	208,418	6,587,000	1,660,002	8,717,002
(Discounts) and premiums, net	—	—	(22,158)	(6,576)	(28,734)
	$261,582	$208,418	$6,564,842	$1,653,426	$8,688,268

(1)          Includes £109 million translated into U.S. dollars.

(2)          Represents £137 million translated into U.S. dollars.

(3)          Excludes $79 million of other debt that represents the Life Care Bonds that have no scheduled maturities.

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

The following table provides information regarding the Company’s concentrations with respect to certain operators and tenants; the information provided is presented for the gross assets and revenues that are associated with certain operators and tenants as percentages of the respective segment’s and total Company’s gross assets and revenues:

Segment Concentrations:

	Percentage of Senior Housing Gross Assets		Percentage of Senior Housing Revenues		Percentage of Senior Housing Revenues
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Operators	2013	2012	2013	2012	2013	2012
Emeritus	35%	35%	35%	23%	35%	21%
Sunrise Senior Living (“Sunrise”)(1)	17	17	13	17	13	16
HCR ManorCare	11	11	9	13	9	12
Brookdale Senior Living (“Brookdale”)(2)	10	11	11	16	12	14

	Percentage of Post-Acute/ Skilled Nursing Gross Assets		Percentage of Post-Acute/ Skilled Nursing Revenues		Percentage of Post-Acute/ Skilled Nursing Revenues
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Operators	2013	2012	2013	2012	2013	2012
HCR ManorCare	86%	89%	86%	93%	86%	93%

Total Company Concentrations:

	Percentage of Total Company Gross Assets		Percentage of Total Company Revenues		Percentage of Total Company Revenues
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Operators	2013	2012	2013	2012	2013	2012
HCR ManorCare	32%	31%	28%	31%	28%	31%
Emeritus	14	13	13	7	13	7
Sunrise(1)	7	7	5	5	5	5
Brookdale(2)	4	4	4	5	4	5

(1)          Certain of the Company’s properties are leased to tenants who have entered into management contracts with Sunrise to operate the respective property on their behalf. The Company’s concentration of gross assets includes properties directly leased to Sunrise and properties that are managed by Sunrise on behalf of third party tenants.

(2)          At June 30, 2013 and December 31, 2012, Brookdale percentages exclude $705 million and $692 million, respectively, of senior housing assets related to 21 senior housing facilities that Brookdale operates on the Company’s behalf under a RIDEA structure. Assuming that these assets were attributable to Brookdale, the percentage of segment assets for Brookdale would be 19% and 20% at June 30, 2013 and December 31, 2012, respectively. Assuming that these assets were attributable to Brookdale, the percentage of total assets for Brookdale would be 8% at both June 30, 2013 and December 31, 2012. For the three and six months ended June 30, 2013, Brookdale percentages exclude $37.6 million and $74.4 million, respectively, of senior housing revenues related to these facilities. Assuming that these revenues were attributable to Brookdale, the percentage of segment revenues for Brookdale would be 31% for both the three and six months ended June 30, 2013. Assuming that these revenues were attributable to Brookdale, the percentage of total revenues for Brookdale would be 12% and 11%, respectively, for the three and six months ended June 30, 2013. For the three and six months ended June 30, 2012, Brookdale percentages exclude $35.6 million and $70.7 million, respectively, of senior housing revenues related to these facilities. Assuming that these revenues were attributable to Brookdale, the percentage of segment revenues for Brookdale would be 42% and 38% for the three and six months ended June 30, 2012, respectively. Assuming that these revenues were attributable to Brookdale, the percentage of total revenues for Brookdale would be 12% for both the three and six months ended June 30, 2012.

HCR ManorCare’s summarized condensed consolidated financial information follows (in millions):

	June 30,	December 31,
	2013	2012
Real estate and other property, net	$3,019.9	$3,046.6
Cash and cash equivalents	161.5	120.5
Goodwill, intangible and other assets, net	5,566.9	5,625.4
Total assets	$8,748.3	$8,792.5

Debt and financing obligations	$6,319.0	$6,374.6
Accounts payable, accrued liabilities and other	1,011.8	1,021.9
Total equity	1,417.5	1,396.0
Total liabilities and equity	$8,748.3	$8,792.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$1,032.7	$1,034.3	$2,101.4	$2,075.5
Operating, general and administrative expense	(876.9)	(897.5)	(1,789.3)	(1,782.9)
Depreciation and amortization expense	(36.4)	(41.6)	(73.7)	(83.6)
Interest expense	(104.1)	(105.8)	(208.5)	(212.1)
Other income (expense), net	(0.5)	3.1	1.7	6.4

Income (loss) before income taxes	14.8	(7.5)	31.6	3.3
Income taxes	(4.7)	4.6	(9.8)	0.1
Net income (loss)	$10.1	$(2.9)	$21.8	$3.4

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

Credit Enhancement Guarantee

Certain of the Company’s senior housing facilities serve as collateral for $114 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, had a carrying value of $377 million as of June 30, 2013.

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

Common Stock

The following table lists the common stock cash dividends declared by the Company in 2013:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
January 24	February 4	$0.525	February 19
April 25	May 6	0.525	May 21
July 25	August 5	0.525	August 20

In October 2012, the Company completed a $979 million offering of 22 million shares of common stock at a price of $44.50, which proceeds were primarily used to fund the Blackstone JV Acquisition.

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

The following is a summary of the Company’s other common stock issuances (shares in thousands):

	Six Months Ended June 30,
	2013	2012
Dividend Reinvestment and Stock Purchase Plan	925	501
Conversion of DownREIT units(1)	85	67
Exercise of stock options	852	2,050
Vesting of restricted stock units(2)	103	378

(1)          Non-managing member LLC units.

(2)          Issued under the Company’s 2006 Performance Incentive Plan.

Accumulated Other Comprehensive Loss

The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	June 30,	December 31,
	2013	2012
Unrealized gains on available for sale securities	$—	$7,776
Unrealized losses on cash flow hedges, net	(8,547)	(18,452)
Supplemental Executive Retirement Plan minimum liability	(3,039)	(3,150)
Cumulative foreign currency translation adjustment	(774)	(827)
Total accumulated other comprehensive loss	$(12,360)	$(14,653)

Noncontrolling Interests

At June 30, 2013, there were four million DownREIT units outstanding in four LLCs, for which the Company is the managing member. At June 30, 2013, the carrying and fair values of these DownREIT units were $185 million and $273 million, respectively.

(13) Segment Disclosures

The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the senior housing, post-acute/skilled nursing, life science and hospital segments, the Company invests or co-invests primarily in single operator or tenant properties, through the acquisition and development of real estate and by debt issued by operators in these sectors. Under the medical office segment, the Company invests or co-invests through the acquisition and development of medical office buildings (“MOBs”) that are leased under gross, modified gross or triple-net leases, generally to multiple tenants, and which generally require a greater level of property management. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2012 in the Company’s Annual Report on Form 10-K filed with the SEC. There were no intersegment sales or transfers during the six months ended June 30, 2013 and 2012. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”), adjusted NOI and interest income of the combined investments in each segment.

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

Summary information for the reportable segments follows (in thousands):

For the three months ended June 30, 2013:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2) (Cash NOI)
Senior housing	$150,261	$37,590	$2,806	$—	$190,657	$163,714	$148,400
Post-acute/skilled	137,520	—	11,029	—	148,549	136,867	120,128
Life science	75,227	—	—	1	75,228	61,388	58,265
Medical office	90,174	—	—	498	90,672	54,956	53,857
Hospital	10,866	—	312	—	11,178	9,899	21,609
Total	$464,048	$37,590	$14,147	$499	$516,284	$426,824	$402,259

For the three months ended June 30, 2012:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2) (Cash NOI)
Senior housing	$113,387	$35,569	$527	$—	$149,483	$125,516	$113,936
Post-acute/skilled	134,353	—	427	—	134,780	134,188	116,517
Life science	72,545	—	—	1	72,546	58,990	55,735
Medical office	80,905	—	—	469	81,374	48,926	47,682
Hospital	21,970	—	262	—	22,232	21,033	20,509
Total	$423,160	$35,569	$1,216	$470	$460,415	$388,653	$354,379

For the six months ended June 30, 2013:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2) (Cash NOI)
Senior housing	$299,157	$74,481	$5,207	$—	$378,845	$325,110	$291,398
Post-acute/skilled	273,623	—	21,014	—	294,637	272,323	236,286
Life science	148,557	—	—	2	148,559	121,335	114,605
Medical office	177,429	—	—	940	178,369	107,915	105,528
Hospital	30,990	—	312	—	31,302	29,135	40,389
Total	$929,756	$74,481	$26,533	$942	$1,031,712	$855,818	$788,206

For the six months ended June 30, 2012:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2) (Cash NOI)
Senior housing	$226,692	$71,748	$809	$—	$299,249	$253,386	$228,393
Post-acute/skilled	268,026	—	707	—	268,733	267,661	229,365
Life science	144,375	—	—	2	144,377	117,936	114,838
Medical office	160,861	—	—	961	161,822	97,178	94,604
Hospital	40,647	—	519	—	41,166	38,779	37,702
Total	$840,601	$71,748	$2,035	$963	$915,347	$774,940	$704,902

(1)          Represents rental and related revenues, tenant recoveries and income from DFLs.

(2)          NOI is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate. The Company defines NOI as rental and related revenues, including tenant recoveries, resident fees and services, and income from direct financing leases, less property level operating expenses. NOI excludes interest income, investment management fee income, interest expense, depreciation and amortization, general and administrative expenses, litigation settlement, impairments, impairment recoveries, other income, net, income taxes, equity income from and impairments of investments in unconsolidated joint ventures, and discontinued operations. The Company believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL accretion, amortization of above and below market lease intangibles, and lease termination fees. Adjusted NOI is sometimes referred to as “cash NOI.” The Company uses NOI and adjusted NOI to make decisions about resource allocations and to assess and compare property level performance. The Company believes that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP because it does not reflect the aforementioned excluded items. Further, the Company’s definition of NOI may not be comparable to the definition used by other REITs or real estate companies, as those companies may use different methodologies for calculating NOI.

The following is a reconciliation of reported net income to NOI and adjusted NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$216,725	$204,975	$450,509	$401,539
Interest income	(14,147)	(1,216)	(26,533)	(2,035)
Investment management fee income	(499)	(470)	(942)	(963)
Interest expense	108,716	102,354	218,006	206,044
Depreciation and amortization	110,686	84,873	215,314	170,062
General and administrative	24,073	14,801	44,744	34,884
Other income, net	(3,240)	(1,028)	(15,303)	(1,462)
Income taxes	1,654	171	2,530	(541)
Equity income from unconsolidated joint ventures	(15,585)	(15,732)	(30,386)	(29,407)
Total discontinued operations	(1,559)	(75)	(2,121)	(3,181)
NOI	426,824	388,653	855,818	774,940
Straight-line rents	2,838	(11,860)	(15,955)	(21,787)
DFL accretion	(21,394)	(22,017)	(45,564)	(47,639)
Amortization of above and below market lease intangibles, net	(5,990)	(625)	(6,068)	(1,322)
Lease termination fees	(15)	(251)	(15)	(399)
NOI adjustments related to discontinued operations	(4)	479	(10)	1,109
Adjusted NOI	$402,259	$354,379	$788,206	$704,902

The Company’s total assets by segment were (in thousands):

	June 30,	December 31,
Segments	2013	2012
Senior housing	$7,799,169	$7,654,221
Post-acute/skilled nursing	6,389,017	6,080,826
Life science	3,955,373	3,932,397
Medical office	2,679,908	2,661,394
Hospital	733,338	711,836
Gross segment assets	21,556,805	21,040,674
Accumulated depreciation and amortization	(2,178,621)	(1,970,621)
Assets held-for-sale, net	6,936	9,578
Net segment assets	19,385,120	19,079,631
Other non-segment assets	666,673	835,924
Total assets	$20,051,793	$19,915,555

At June 30, 2013, goodwill of $50 million was allocated to segment assets as follows: (i) senior housing—$31 million, (ii) post-acute/skilled nursing—$3 million, (iii) medical office—$11 million, and (iv) hospital—$5 million.

(14) Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator
Income from continuing operations	$215,166	$204,900	$448,388	$398,358
Noncontrolling interests’ share in continuing operations	(3,324)	(2,951)	(6,523)	(6,135)
Income from continuing operations applicable to HCP, Inc.	211,842	201,949	441,865	392,223
Preferred stock dividends	—	—	—	(17,006)
Participating securities’ share in continuing operations	(378)	(557)	(856)	(1,674)
Income from continuing operations applicable to common shares	211,464	201,392	441,009	373,543
Discontinued operations	1,559	75	2,121	3,181
Net income applicable to common shares	$213,023	$201,467	$443,130	$376,724

Denominator
Basic weighted average common shares	454,618	420,468	454,137	415,243
Dilutive potential common shares	813	1,203	887	1,423
Diluted weighted average common shares	455,431	421,671	455,024	416,666

Basic earnings per common share
Income from continuing operations	$0.47	$0.48	$0.97	$0.90
Discontinued operations	—	—	0.01	0.01
Net income applicable to common shares	$0.47	$0.48	$0.98	$0.91

Diluted earnings per common share
Income from continuing operations	$0.47	$0.48	$0.97	$0.90
Discontinued operations	—	—	—	—
Net income applicable to common shares	$0.47	$0.48	$0.97	$0.90

Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, which require the use of the two-class method when computing basic and diluted earnings per share.

Options to purchase approximately 0.5 million and 1.0 million shares of common stock that had an exercise price (including deferred compensation expense) in excess of the average closing market price of the Company’s common stock during the three months ended June 30, 2013 and 2012, respectively, were not included in the Company’s earnings per share calculations because they are anti-dilutive. Restricted stock and performance restricted stock units representing 2,900 and 21,000 shares of common stock during the three months ended June 30, 2013 and 2012, respectively, were not included because they are anti-dilutive. Additionally, 6.0 million shares issuable upon conversion of 3.9 million DownREIT units during the three months ended June 30, 2013 were not included because they are anti-dilutive. During the three months ended June 30, 2012, 5.8 million shares issuable upon conversion of 4.1 million DownREIT units were not included because they are anti-dilutive.

(15) Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2013	2012
Supplemental cash flow information:
Interest paid, net of capitalized interest	$205,207	$192,853
Income taxes paid	1,995	1,682
Capitalized interest	8,036	13,495
Supplemental schedule of non-cash investing activities:
Accrued construction costs	17,585	18,522

	Six Months Ended June 30,
	2013	2012
Supplemental schedule of non-cash financing activities:
Vesting of restricted stock units	103	378
Cancellation of restricted stock	(16)	(4)
Conversion of non-managing member units into common stock	2,912	2,273
Mortgages and other liabilities assumed with real estate acquisitions	12,728	—
Unrealized gains (losses) on available-for-sale securities and derivatives designated as cash flow hedges, net	10,700	(437)

See additional information regarding supplemental non-cash financing activities related to the preferred stock redemption in Note 12.

(16) Variable Interest Entities

Unconsolidated Variable Interest Entities

At June 30, 2013, the Company leased 48 properties to a total of seven VIE tenants and had an additional investment in a loan to a VIE borrower. The Company has determined that it is not the primary beneficiary of these VIEs. The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company’s involvement with these VIEs are presented below at June 30, 2013 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset/Liability Type	Carrying Amount
VIE tenants—operating leases	$274,078	Lease intangibles, net and straight-line rent receivables	$14,704
VIE tenants—DFLs	1,102,212	Net investment in DFLs	602,766
Loan—senior secured	29,151	Loans receivable, net	29,151
Loan—subordinated secured	164,579	Loans receivable, net	164,579
Debt investment	16,897	Marketable debt securities	16,897

(1)         The Company’s maximum loss exposure related to the VIE tenants represents the future minimum lease payments over the remaining term of the respective leases, which may be mitigated by re-leasing the properties to new tenants. The Company’s maximum loss exposure related to its loans and marketable debt securities to the VIEs represents its current aggregate carrying amount.

As of June 30, 2013, the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls).

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

The Company holds a subordinated loan made to a borrower (Barchester) that has been identified as a VIE (see Note 6 for additional information on the Barchester loan). The Company does not consolidate the VIE because it does not have the ability to control the activities that most significantly impact the VIE’s economic performance. The loan is collateralized by the borrower’s interests in real estate.

The Company holds commercial mortgage-backed securities (“CMBS”) issued by Federal Home Loan Mortgage Corporation (“Freddie MAC”) through a special purpose entity that has been identified as a VIE. The Company does not consolidate the VIE because it does not have the ability to control the activities that most significantly impact the VIE’s economic performance. The CMBS issued by the VIE are backed by mortgages on senior housing facilities.

See Notes 5 and 6 for additional descriptions of the nature, purpose and activities of the Company’s unconsolidated VIEs and interests therein.

Consolidated Variable Interest Entities

In September 2011, the Company formed a partnership in which it has a 90% ownership interest in a joint venture entity that owns and operates 21 properties in a RIDEA structure (“RIDEA Entity”). The Company consolidated the RIDEA Entity as a result of the rights it acquired through the joint venture agreement with Brookdale. In the fourth quarter of 2012, upon the occurrence of a reconsideration event, it was determined that this RIDEA Entity was a VIE and that the Company is the primary beneficiary; therefore, the Company continued to consolidate this entity. During the second quarter of 2013, upon the occurrence of a reconsideration event, it was determined that this RIDEA Entity was no longer a VIE; however, the Company continues to consolidate the RIDEA Entity. The assets and liabilities of this RIDEA Entity substantially consist of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities generated from its operating activities. The assets generated by the operating activities of the RIDEA Entity may be used to settle its contractual obligations, which include lease obligations to the Company. The Company is entitled to its ownership share of the RIDEA Entity’s assets; however, it does not guarantee its liabilities (or contractual obligations) and is not liable to its general creditors.

(17) Fair Value Measurements

The following table illustrates the Company’s financial assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets. Recognized gains and losses are recorded in other income, net on the Company’s condensed consolidated statements of income. During the six months ended June 30, 2013, there were no transfers of financial assets or liabilities within the fair value hierarchy.

The financial assets and liabilities carried at fair value on a recurring basis at June 30, 2013 follow (in thousands):

Financial Instrument	Fair Value	Level 2	Level 3
Currency swap asset(1)	$2,218	$2,218	$—
Interest-rate swap assets (1)	1,487	1,487	—
Interest-rate swap liabilities (1)	(9,610)	(9,610)	—
Warrants(1)	452	—	452
	$(5,453)	$(5,905)	$452

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

The table below summarizes the carrying values and fair values of the Company’s financial instruments (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$555,791	$567,280	$276,030	$279,850
Marketable debt securities(3)	225,285	255,961	222,809	234,137
Marketable equity securities(1)	—	—	24,829	24,829
Warrants(3)	452	452	670	670
Bank line of credit(2)	261,582	261,582	—	—
Term loan(2)	208,418	208,418	222,694	222,694
Senior unsecured notes(1)	6,564,842	7,003,556	6,712,624	7,432,012
Mortgage debt(2)	1,653,426	1,696,918	1,676,544	1,771,155
Other debt(2)	78,633	78,633	81,958	81,958
Interest-rate swap assets(2)	1,487	1,487	89	89
Interest-rate swap liabilities(2)	9,610	9,610	12,699	12,699
Currency swap asset(2)	2,218	2,218	—	—
Currency swap liabilities(2)	—	—	2,641	2,641

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

(19) Derivative Financial Instruments

The following table summarizes the Company’s outstanding interest-rate and foreign currency swap contracts as of June 30, 2013 (dollars and GBP in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate/Buy Amount	Floating/Exchange Rate Index	Notional/ Sell Amount	Fair Value(1)
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(6,496)
November 2008(3)	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	$26,700	$(3,113)
July 2009(4)	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	$13,500	$(1)
July 2012(4)	June 2016	Cash Flow	1.81%	1 Month GBP LIBOR+1.20%	£137,000	$1,487
July 2012(5)	June 2016	Cash Flow	$68,200	Buy USD/Sell GBP	£43,500	$2,218

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

(5)          Currency swap contract (buy USD/sell GBP) hedges the foreign currency exchange risk related to a portion of the Company’s forecasted interest receipts on GBP denominated senior unsecured notes. Represents six foreign exchange contracts to sell £7.2 million at a rate of 1.5695 on various dates between December 2013 and June 2016.

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

Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative contracts, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At June 30, 2013, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

On July 27, 2012, the Company entered into foreign currency swap contracts to hedge the foreign currency exchange risk related to a portion of the forecasted interest receipts from its GBP denominated senior unsecured notes (see additional discussion of the Four Seasons senior unsecured notes in Note 9). The cash flow hedge has a fixed USD/GBP exchange rate of 1.5695 (buy $11.4 million and sell £7.2 million semi-annually) for a portion of its forecasted semi-annual cash receipts denominated in GBP. The foreign currency swap contracts mature through June 2016 (the end of the non-call period of the senior unsecured notes). The fair value of the contracts at June 30, 2013 was $2.2 million and is included in other assets, net. During the six months ended June 30, 2013, there was no ineffective portion related to this hedge.

On July 27, 2012, the Company entered into an interest-rate swap contract that is designated as hedging the interest payments on its GBP denominated Term Loan due to fluctuations in the underlying benchmark interest rate (see additional discussion of the Term Loan in Note 10). The cash flow hedge has a notional amount of £137 million and expires in June 2016 (the maturity of the Term Loan). The fair value of the contract at June 30, 2013 was $1.5 million and is included in other assets, net. During the six months ended June 30, 2013, there was no ineffective portion related to this hedge.

At June 30, 2013, the Company expects that the hedged forecasted transactions for each of the outstanding qualifying cash flow hedging relationships remain probable of occurring and as a result no gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings.

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

		Effects of Change in Interest and Foreign Currency Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
July 2005	July 2020	$1,512	$(1,490)	$3,013	$(2,991)
November 2008	October 2016	439	(411)	864	(836)
July 2009	July 2013	(1)	(2)	(1)	(3)
July 2012 (interest-rate swap)	June 2016	2,898	(3,209)	5,951	(6,263)
July 2012 (foreign currency swap)	June 2016	(459)	202	(790)	532

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

The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•                  Executive Summary

•                  2013 Transaction Overview

•                  Dividends

•                  Critical Accounting Policies

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Funds from Operations (“FFO”)

•                  Off-Balance Sheet Arrangements

•                  Contractual Obligations

•                  Inflation

•                  Recent Accounting Pronouncements

Executive Summary

We are a Maryland corporation and were organized to qualify as a self-administered real estate investment trust (“REIT”) that, together with our unconsolidated joint ventures, invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). We acquire, develop, lease, manage and dispose of healthcare real estate, and provide financing to healthcare providers. At June 30, 2013, our portfolio of investments, including properties in our Investment Management Platform, consisted of interests in 1,164 facilities. Our Investment Management Platform represents the following joint ventures: (i) HCP Ventures III, LLC, (ii) HCP Ventures IV, LLC and (iii) the HCP Life Science ventures.

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

2013 Transaction Overview

Investment Transactions

During the six months ended June 30, 2013, we made investments of $463 million, which included the following:

•                  We acquired the four remaining senior housing facilities from our previously announced Blackstone JV Acquisition for $38 million.

•      On May 2, 2013, we acquired £121 million of debt investment at a discount for £109 million ($170 million). This investment earns cash interest at London Interbank Offered Rate (“LIBOR”) plus a weighted-average margin of 3.14% and is secured by an interest in 160 healthcare facilities leased and operated by Barchester Healthcare (“Barchester”). Founded in 1992, Barchester is the operator of over 200 care homes throughout the United Kingdom with over 10,000 residents and approximately 17,000 employees.

•      On June 25, 2013, we funded the $102 million second tranche of our 2012 mezzanine loan facility to Tandem Health Care, an affiliate of Formation Capital, as part of the recapitalization of a post-acute/skilled nursing portfolio. The funds from the second tranche were used to repay debt senior to our loan. The loan bears interest at a fixed rate of 12% and 14% per annum for the first and second tranche, respectively. The facility will have a total term of up to 63 months from the initial closing in July 2012. The mezzanine loan facility is subordinate to $444 million of senior mortgage debt.

•                  We funded $153 million to acquire a senior housing facility, marketable debt securities, construction and other capital projects, primarily in our life science, medical office and senior housing segments.

During the six months ended June 30, 2013, we placed into service a 70,000 square foot building located in Mountain View, California that is 100% leased.

Financing Activities

On February 28, 2013, we repaid $150 million of maturing 5.625% senior unsecured notes.

Dividends

On July 25, 2013, we announced that our Board declared a quarterly common stock cash dividend of $0.525 per share. The common stock dividend will be paid on August 20, 2013 to stockholders of record as of the close of business on August 5, 2013 and represents an annualized dividend pay rate of $2.10 per share.

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

We use net operating income from continuing operations (“NOI”) and adjusted NOI to assess and compare property level performance, including our same property portfolio (“SPP”), and to make decisions about resource allocations. We believe these measures provide investors relevant and useful information because they reflect only income and operating expense items that are incurred at the property level and present them on an unleveraged basis. We believe that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP since NOI excludes certain components from net income. Further, NOI may not be comparable to that of other REITs or real estate companies, as they may use different methodologies for calculating NOI. See Note 13 to the Condensed Consolidated Financial Statements for additional segment information and the relevant reconciliations from net income to NOI and adjusted NOI.

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

Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012

During the fourth quarter of 2012 and first quarter of 2013, we acquired a portfolio of 133 senior housing communities (the “Blackstone JV Acquisition”; see additional information in Note 3 to the Condensed Consolidated Financial Statements). The transaction closed in two stages: (i) 129 senior housing facilities during the fourth quarter of 2012 for $1.7 billion; and (ii) four senior housing facilities during the first quarter of 2013 for $38 million. The results of operations from the acquisitions are reflected in our condensed consolidated financial statements from those respective dates.

Segment NOI and Adjusted NOI

The tables below provide selected operating information for our SPP and total property portfolio for each of our five business segments. Our consolidated SPP consists of 925 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2012 and that remained in operations under a consistent reporting structure through June 30, 2013. Our consolidated total property portfolio represents 1,090 and 933 properties at June 30, 2013 and 2012, respectively, and excludes properties classified as discontinued operations.

Results are as of and for the three months ended June 30, 2013 and 2012 (dollars and square feet in thousands except per capacity data):

Senior Housing

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental revenues(1)	$115,941	$113,387	$2,554	$150,261	$113,387	$36,874
Resident fees and services	37,590	35,569	2,021	37,590	35,569	2,021
Total revenues	153,531	148,956	4,575	187,851	148,956	38,895
Operating expenses	(23,407)	(22,804)	(603)	(24,137)	(23,440)	(697)
NOI	130,124	126,152	3,972	163,714	125,516	38,198
Straight-line rents	(3,120)	(6,786)	3,666	(10,388)	(6,786)	(3,602)
DFL accretion	(4,731)	(4,436)	(295)	(4,731)	(4,436)	(295)
Amortization of above and below market lease intangibles, net	(324)	(358)	34	(195)	(358)	163
Adjusted NOI	$121,949	$114,572	$7,377	$148,400	$113,936	$34,464
Adjusted NOI % change			6.4%

Property count(2)	311	311		445	311
Average capacity (units)(3)	35,307	35,309		45,640	35,309
Average annual rent per unit(4)	$13,836	$12,984		$13,086	$12,984

(1)          Represents rental and related revenues and income from direct financing leases (“DFLs”).

(2)          From our past presentation of SPP for the three months ended June 30, 2012, we removed three senior housing properties from SPP that were sold or classified as held for sale.

(3)          Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.

(4)         Average annual rent per unit includes operating income from properties under a RIDEA structure that are based on NOI.

SPP NOI and Adjusted NOI. SPP NOI increased primarily as a result of rent increases related to new leases or leases not subject to straight-line rents. SPP adjusted NOI improved primarily as a result of annual rent increases, an increase in rental revenues from properties that were previously transitioned from Sunrise to other operators and increased NOI from properties operated in a RIDEA structure.

Total Portfolio NOI and Adjusted NOI. Including the impact of our SPP, our total portfolio NOI and adjusted NOI primarily increased as a result of our Blackstone JV Acquisition.

Post-Acute/Skilled Nursing

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental revenues(1)	$137,520	$134,353	$3,167	$137,520	$134,353	$3,167
Operating expenses	(153)	(165)	12	(653)	(165)	(488)
NOI	137,367	134,188	3,179	136,867	134,188	2,679
Straight-line rents	(88)	(101)	13	(88)	(101)	13
DFL accretion	(16,663)	(17,581)	918	(16,663)	(17,581)	918
Amortization of above and below market lease intangibles, net	12	11	1	12	11	1
Adjusted NOI	$120,628	$116,517	$4,111	$120,128	$116,517	$3,611
Adjusted NOI % change			3.5%

Property count(2)	312	312		312	312
Average capacity (beds)(3)	39,826	39,830		39,826	39,830
Average annual rent per bed	$12,130	$11,717		$12,130	$11,717

(1)          Represents rental and related revenues and income from DFLs.

(2)          From our past presentation of SPP for the three months ended June 30, 2012, we removed a post-acute/skilled nursing property from SPP that was sold or classified as held for sale.

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

Life Science

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental and related revenues	$60,097	$60,037	$60	$63,980	$61,393	$2,587
Tenant recoveries	10,696	11,044	(348)	11,247	11,152	95
Total revenues	70,793	71,081	(288)	75,227	72,545	2,682
Operating expenses	(12,329)	(12,500)	171	(13,839)	(13,555)	(284)
NOI	58,464	58,581	(117)	61,388	58,990	2,398
Straight-line rents	(2,943)	(3,184)	241	(3,203)	(3,370)	167
Amortization of above and below market lease intangibles, net	103	128	(25)	93	115	(22)
Lease termination fees	(13)	—	(13)	(13)	—	(13)
Adjusted NOI	$55,611	$55,525	$86	$58,265	$55,735	$2,530
Adjusted NOI % change			0.2%

Property count	104	104		110	109
Average occupancy	91.6%	89.9%		91.6%	89.2%
Average occupied square feet	6,214	6,104		6,476	6,222
Average annual rent per occupied sq. ft.	$44	$45		$45	$45

Total Portfolio NOI and Adjusted NOI.  Total portfolio NOI and adjusted NOI increased primarily as a result of an increase in life science occupancy, partially offset by mark-to-market rent reductions.

During the three months ended June 30, 2013, 78,000 square feet of new and renewal leases commenced at an average annual base rent of $23.53 per square foot compared to 67,000 square feet of expiring with an average annual base rent of $21.46 per square foot.

Medical Office

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental and related revenues	$67,065	$67,266	$(201)	$76,903	$69,072	$7,831
Tenant recoveries	11,534	11,762	(228)	13,271	11,833	1,438
Total revenues	78,599	79,028	(429)	90,174	80,905	9,269
Operating expenses	(30,008)	(29,861)	(147)	(35,218)	(31,979)	(3,239)
NOI	48,591	49,167	(576)	54,956	48,926	6,030
Straight-line rents	(689)	(1,058)	369	(1,332)	(1,056)	(276)
Amortization of above and below market lease intangibles, net	115	61	54	235	63	172
Lease termination fees	(2)	(251)	249	(2)	(251)	249
Adjusted NOI	$48,015	$47,919	$96	$53,857	$47,682	$6,175
Adjusted NOI % change			0.2%

Property count(1)	183	183		207	185
Average occupancy	90.4%	91.1%		90.2%	90.9%
Average occupied square feet	11,450	11,543		12,798	11,805
Average annual rent per occupied sq. ft.	$27	$27		$28	$27

(1)          From our past presentation of SPP for the three months ended June 30, 2012, we removed two MOBs that were placed into redevelopment in 2012 and 2013, which no longer meet our criteria for SPP as of the date they were placed into redevelopment.

Total Portfolio NOI and Adjusted NOI.  Total portfolio NOI and adjusted NOI increased primarily as a result of the impact of our MOB acquisitions during 2012.

During the three months ended June 30, 2013, 578,000 square feet of new and renewal leases commenced at an average annual base rent of $20.11 per square foot compared to 698,000 square feet of expiring and terminated leases with an average annual base rent of $19.18 per square foot.

Hospital

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental and related revenues	$9,048	$20,610	$(11,562)	$10,238	$21,374	$(11,136)
Tenant recoveries	628	596	32	628	596	32
Total revenues	9,676	21,206	(11,530)	10,866	21,970	(11,104)
Operating expenses	(967)	(935)	(32)	(967)	(937)	(30)
NOI	8,709	20,271	(11,562)	9,899	21,033	(11,134)
Straight-line rents	17,974	(163)	18,137	17,844	(306)	18,150
Amortization of above and below market lease intangibles, net	(6,108)	(193)	(5,915)	(6,134)	(218)	(5,916)
Adjusted NOI	$20,575	$19,915	$660	$21,609	$20,509	$1,100
Adjusted NOI % change			3.3%

Property count(1)	15	15		16	16
Average capacity (beds)(2)	2,271	2,271		2,298	2,302
Average annual rent per bed	$37,943	$36,724		$39,297	$37,265

(1)          From our past presentation of SPP for the three months ended June 30, 2012, we removed a hospital from SPP that was sold or classified as held for sale.

(2)          Represents capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

SPP and Total Portfolio NOI.  SPP and total portfolio NOI primarily decreased due to a net $12 million correction reducing previously recognized straight-line rents and increasing amortization of below market lease intangibles related to our Medical City Dallas hospital.

Other Income and Expense Items

Interest income

Interest income increased $13 million to $14 million for the three months ended June 30, 2013. The increase was primarily the result of interest income from our Four Seasons Health Care (“Four Seasons”) senior unsecured notes made in 2012, and the second tranche of our mezzanine loan facility to Tandem Health Care and Barchester loans made in 2013 (see Notes 9 and 6, respectively, to the Condensed Consolidated Financial Statements for additional information).

Interest expense

Interest expense increased $6 million to $109 million for the three months ended June 30, 2013. The increase was primarily a result of the following: (i) a decrease of capitalized interest related to assets that were under development in our life science and medical office segments and were placed in service during 2013 and 2012, (ii) our senior unsecured notes offerings during 2012, net of related maturities of certain senior unsecured notes during 2013 and 2012 and (iii) the origination of our term loan during 2012.

Our exposure to expense fluctuations related to our variable rate indebtedness is substantially mitigated by our interest rate swap contracts. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of June 30,(1)
	2013	2012
Balance:
Fixed rate	$8,415,499	$7,336,232
Variable rate	301,503	255,438
Total	$8,717,002	$7,591,670
Percent of total debt:
Fixed rate	97%	97%
Variable rate	3	3
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	5.24%	5.68%
Variable rate	1.74%	1.98%
Total weighted average rate	5.12%	5.56%

(1)          Excludes $79 million and $84 million at June 30, 2013 and 2012, respectively, of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities, which have no scheduled maturities. At June 30, 2013, $86 million of variable-rate mortgages and a £137 million ($208 million) term loan are presented as fixed-rate debt as the interest payments under such debt have been swapped (pay fixed and receive float). At June 30, 2012, $87 million of variable-rate mortgages are presented as fixed-rate debt as the interest payments under such debt have been swapped (pay fixed and receive float); the interest rates for swapped debt are presented at the swapped rates.

Depreciation and amortization expense

Depreciation and amortization expense increased $26 million to $111 million for the three months ended June 30, 2013. The increase was primarily the result of the impact of our Blackstone JV Acquisition and MOB acquisitions during 2012.

General and administrative expenses

General and administrative expenses increased $9 million to $24 million for the three months ended June 30, 2013. The increase was primarily the result of an insurance recovery of $7 million received in 2012 for previously incurred legal expenses and an increase in transaction costs incurred in 2013.

Other income, net

Other income, net increased $2 million to $3 million for the three months ended June 30, 2013. The increase was the result of a realized gain contingency related to a past portfolio acquisition.

Discontinued operations

During the three months ended June 30, 2013, we sold one property for $4 million, realizing a gain of $1 million.

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

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

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

Segment NOI and Adjusted NOI

The tables below provide selected operating information for our SPP and total property portfolio for each of our five business segments. Our consolidated SPP consists of 922 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2012 and that remained in operations under a consistent reporting structure through June 30, 2013. Our consolidated total property portfolio represents 1,090 and 933 properties at June 30, 2013 and 2012, respectively, and excludes properties classified as discontinued operations.

Results are as of and for the six months ended June 30, 2013 and 2012 (dollars and square feet in thousands except per capacity data):

Senior Housing

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental revenues(1)	$231,321	$226,692	$4,629	$299,157	$226,692	$72,465
Resident fees and services	74,481	71,748	2,733	74,481	71,748	2,733
Total revenues	305,802	298,440	7,362	373,638	298,440	75,198
Operating expenses	(46,905)	(43,768)	(3,137)	(48,528)	(45,054)	(3,474)
NOI	258,897	254,672	4,225	325,110	253,386	71,724
Straight-line rents	(9,238)	(14,692)	5,454	(23,565)	(14,692)	(8,873)
DFL accretion	(9,762)	(9,585)	(177)	(9,762)	(9,585)	(177)
Amortization of above and below market lease intangibles, net	(682)	(716)	34	(385)	(716)	331
Adjusted NOI	$239,215	$229,679	$9,536	$291,398	$228,393	$63,005
Adjusted NOI % change			4.2%

Property count(2)	311	311		445	311
Average capacity (units)(3)	35,307	35,309		45,485	35,309
Average annual rent per unit(4)	$13,570	$13,025		$12,900	$13,025

(1)          Represents rental and related revenues and income from DFLs.

(2)          From our past presentation of SPP for the six months ended June 30, 2012, we removed three senior housing properties from SPP that were sold or classified as held for sale.

(3)          Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.

(4)          Average annual rent per unit, includes operating income from properties under a RIDEA structure that are based on NOI.

SPP NOI and Adjusted NOI. SPP NOI increased primarily as a result of rent increases related to new leases or leases not subject to straight-line rents. SPP adjusted NOI improved primarily as a result of annual rent increases, an increase in rental revenues from properties that were previously transitioned from Sunrise to other operators and increased NOI from properties operated in a RIDEA structure.

Total Portfolio NOI and Adjusted NOI. Including the impact of our SPP, our total portfolio NOI and adjusted NOI primarily increased as a result of our Blackstone JV Acquisition.

Post-Acute/Skilled Nursing

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental revenues(1)	$273,623	$268,026	$5,597	$273,623	$268,026	$5,597
Operating expenses	(299)	(363)	64	(1,300)	(365)	(935)
NOI	273,324	267,663	5,661	272,323	267,661	4,662
Straight-line rents	(258)	(265)	7	(258)	(265)	7
DFL accretion	(35,802)	(38,054)	2,252	(35,802)	(38,054)	2,252
Amortization of above and below market lease intangibles, net	23	23	—	23	23	—
Adjusted NOI	$237,287	$229,367	$7,920	$236,286	$229,365	$6,921
Adjusted NOI % change			3.5%
Property count(2)	312	312		312	312
Average capacity (beds)(3)	39,826	39,830		39,826	39,830
Average annual rent per bed	$11,930	$11,534		$11,930	$11,534

(1)          Represents rental and related revenues and income from DFLs.

(2)          From our past presentation of SPP for the six months ended June 30, 2012, we removed a post-acute/skilled nursing property from SPP that was sold or classified as held for sale.

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

Life Science

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental and related revenues	$120,110	$119,820	$290	$126,418	$122,803	$3,615
Tenant recoveries	21,173	21,295	(122)	22,139	21,572	567
Total revenues	141,283	141,115	168	148,557	144,375	4,182
Operating expenses	(24,014)	(24,038)	24	(27,222)	(26,439)	(783)
NOI	117,269	117,077	192	121,335	117,936	3,399
Straight-line rents	(6,270)	(2,740)	(3,530)	(6,895)	(3,290)	(3,605)
Amortization of above and below market lease intangibles, net	200	217	(17)	178	192	(14)
Lease termination fees	(13)	—	(13)	(13)	—	(13)
Adjusted NOI	$111,186	$114,554	$(3,368)	$114,605	$114,838	$(233)
Adjusted NOI % change			(2.9)%

Property count	101	101		110	109
Average occupancy	92.7%	91.0%		91.5%	89.1%
Average occupied square feet	6,198	6,085		6,450	6,184
Average annual rent per occupied sq. ft.	$44	$46		$44	$46

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

During the six months ended June 30, 2013, 261,000 square feet of new and renewal leases commenced at an average annual base rent of $30.30 per square foot compared to 172,000 square feet of expiring with an average annual base rent of $39.07 per square foot.

Medical Office

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental and related revenues	$133,503	$133,391	$112	$151,410	$137,370	$14,040
Tenant recoveries	22,765	23,307	(542)	26,019	23,491	2,528
Total revenues	156,268	156,698	(430)	177,429	160,861	16,568
Operating expenses	(59,454)	(59,219)	(235)	(69,514)	(63,683)	(5,831)
NOI	96,814	97,479	(665)	107,915	97,178	10,737
Straight-line rents	(1,737)	(2,373)	636	(2,853)	(2,416)	(437)
Amortization of above and below market lease intangibles, net	213	128	85	468	93	375
Lease termination fees	(2)	(251)	249	(2)	(251)	249
Adjusted NOI	$95,288	$94,983	$305	$105,528	$94,604	$10,924
Adjusted NOI % change			0.3%

Property count(1)	183	183		207	185
Average occupancy	90.9%	91.1%		90.7%	91.0%
Average occupied square feet	11,521	11,525		12,856	11,825
Average annual rent per occupied sq. ft.	$27	$27		$27	$27

(1)          From our past presentation of SPP for the six months ended June 30, 2012, we removed two MOBs that were placed into redevelopment in 2012 and 2013, which no longer meet our criteria for SPP as of the date they were placed into redevelopment.

Total Portfolio NOI and Adjusted NOI.  Total portfolio NOI and adjusted NOI increased primarily as a result of the impact of our MOB acquisitions during 2012.

During the six months ended June 30, 2013, 917,000 square feet of new and renewal leases commenced at an average annual base rent of $21.68 per square foot compared to 1.3 million square feet of expiring and terminated leases with an average annual base rent of $21.52 per square foot.

Hospital

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental and related revenues	$27,470	$37,952	$(10,482)	$29,799	$39,479	$(9,680)
Tenant recoveries	1,191	1,168	23	1,191	1,168	23
Total revenues	28,661	39,120	(10,459)	30,990	40,647	(9,657)
Operating expenses	(1,854)	(1,865)	11	(1,855)	(1,868)	13
NOI	26,807	37,255	(10,448)	29,135	38,779	(9,644)
Straight-line rents	17,878	(347)	18,225	17,606	(641)	18,247
Amortization of above and below market lease intangibles, net	(6,301)	(385)	(5,916)	(6,352)	(436)	(5,916)
Adjusted NOI	$38,384	$36,523	$1,861	$40,389	$37,702	$2,687
Adjusted NOI % change			5.1%

Property count(1)	15	15		16	16
Average capacity (beds)(2)	2,271	2,271		2,298	2,302
Average annual rent per bed	$35,436	$33,807		$36,766	$34,379

(1)          From our past presentation of SPP for the six months ended June 30, 2012, we removed a hospital from SPP that was sold or classified as held for sale.

(2)          Represents capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

SPP and Total Portfolio NOI.  SPP and total portfolio NOI primarily decreased due to a net $12 million correction reducing previously recognized straight-line rents and increasing amortization of below market lease intangibles related to our Medical City Dallas hospital.

Other Income and Expense Items

Interest income

Interest income increased $24 million to $27 million for the six months ended June 30, 2013. The increase was primarily the result of interest income from our Four Seasons senior unsecured notes made in 2012, and the second tranche of our mezzanine loan facility to Tandem Health Care and Barchester loans made in 2013 (see Notes 9 and 6, respectively, to the Condensed Consolidated Financial Statements for additional information).

Interest expense

Interest expense increased $12 million to $218 million for the six months ended June 30, 2013. The increase was primarily a result of the following: (i) a decrease of capitalized interest related to assets that were under development in our life science and medical office segments and were placed in service during 2013 and 2012, (ii) our senior unsecured notes offerings during 2012, net of related maturities of certain senior unsecured notes during 2013 and 2012 and (iii) the origination of our term loan during 2012. These increases were partially offset by a decrease in the average outstanding balance under our revolving line of credit facility.

Our exposure to expense fluctuations related to our variable rate indebtedness is substantially mitigated by our interest rate swap contracts. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3.

Depreciation and amortization expense

Depreciation and amortization expense increased $45 million to $215 million for the six months ended June 30, 2013. The increase was primarily the result of the impact of our Blackstone JV Acquisition and MOB acquisitions during 2012.

General and administrative expenses

General and administrative expenses increased $10 million to $45 million for the six months ended June 30, 2013. The increase was primarily the result of an insurance recovery of $7 million received in 2012 for previously incurred legal expenses and an increase in transaction costs during 2013.

Other income, net

Other income, net increased $14 million to $15 million for the six months ended June 30, 2013. The increase was primarily the result of gains from the sale of marketable equity securities during 2013 of $11 million.

Discontinued operations

During the six months ended June 30, 2013, we sold one property for $4 million, realizing a gain of $1 million. During the six months ended June 30, 2012, we sold one property for $7 million, realizing a gain of $3 million.

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

Liquidity and Capital Resources

Our principal liquidity needs are to: (i) fund recurring operating expenses, (ii) meet debt service requirements including principal payments and maturities in the last six months of 2013, (iii) fund capital expenditures, including tenant improvements and leasing costs, (iv) fund acquisition and development activities, and (v) make dividend distributions. We anticipate that cash flow from continuing operations over the next 12 months will be adequate to fund our business operations, debt service payments, recurring capital expenditures and cash dividends to shareholders. Capital requirements relating to maturing indebtedness, acquisitions and development activities may require funding from borrowings and/or equity and debt offerings.

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, as noted below, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our debt ratings. We also pay a facility fee on the entire revolving commitment that depends upon our debt ratings. As of July 25, 2013, we had a credit rating of BBB+ from Fitch, Baa1 from Moody’s and BBB+ from S&P on our senior unsecured debt securities.

Net cash provided by operating activities was $572 million and $484 million for the six months ended June 30, 2013 and 2012, respectively. The increase in operating cash flows is primarily the result of the following: (i) the impact of our investments in 2012 and 2013, (ii) assets placed in service during 2012 and 2013 and (iii) rent escalations and resets in 2012 and 2013, which increases were partially offset by increased debt interest payments. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

The following are significant investing and financing activities for the six months ended June 30, 2013:

•                  made investments of $449 million (development and acquisition of real estate and funding of loans);

•                  sold marketable equity securities for $28 million;

•                  paid dividends on common stock of $477 million, which were generally funded by cash provided by our operating activities; and

•                  borrowed $265 million under our unsecured revolving line of credit facility to fund, among other things, the aforementioned investments and repaid $150 million of senior unsecured notes.

Debt

Bank Line of Credit and Term Loan

Our $1.5 billion unsecured revolving line of credit facility (the “Facility”) matures in March 2016 and contains a one-year extension option. Borrowings under this Facility accrue interest at LIBOR plus a margin that depends upon our debt ratings. We pay a facility fee on the entire revolving commitment that depends on our debt ratings. Based on our debt ratings at July 25, 2013, the margin on the Facility was 1.075%, and the facility fee was 0.175%. The Facility also includes a feature that will allow us to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At June 30, 2013, we had $262 million (includes £109 million translated into U.S. dollars) outstanding under the Facility.

On July 30, 2012, we entered into a credit agreement with a syndicate of banks for a £137 million ($208 million at June 30, 2013) four-year unsecured Term Loan (the “Term Loan”) that accrues interest at a rate of GBP LIBOR plus 1.20%, based on our current debt ratings. Concurrent with the closing of the Term Loan, we entered into a four-year interest rate swap agreement that fixed the rate of the Term Loan at 1.81%, subject to adjustments based on our credit ratings. The Term Loan contains a one-year committed extension option.

The Facility and Term Loan contain certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%, (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times and (v) require a formula-determined Minimum Consolidated Tangible Net Worth of $9.2 billion at June 30, 2013. At June 30, 2013, we were in compliance with each of these restrictions and requirements of the Facility and Term Loan.

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

Senior Unsecured Notes

At June 30, 2013, we had senior unsecured notes outstanding with an aggregate principal balance of $6.6 billion. Interest rates on the notes ranged from 1.24% to 6.98% with a weighted average effective interest rate of 5.10% and a weighted average maturity of six years at June 30, 2013. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. We believe we were in compliance with these covenants at June 30, 2013.

Mortgage Debt

At June 30, 2013, we had $1.7 billion in aggregate principal amount of mortgage debt outstanding that is secured by 138 healthcare facilities (including redevelopment properties) with a carrying value of $2.1 billion. Interest rates on the mortgage debt ranged from 0.69% to 8.69% with a weighted average effective interest rate of 6.12% and a weighted average maturity of three years at June 30, 2013.

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

Other Debt

At June 30, 2013, we had $79 million of non-interest bearing life care bonds at two of our continuing care retirement communities and non-interest bearing occupancy fee deposits at two of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). The Life Care Bonds are refundable to the residents upon the termination of the contract or upon the successful resale of the unit.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments at June 30, 2013 (in thousands):

Year	Amount(1)
2013 (Six months)	$654,973
2014	667,221
2015	708,611
2016	1,661,941
2017	1,300,788
Thereafter	3,723,468
8,717,002
(Discounts) and premiums, net	(28,734)
$8,688,268

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

The following table summarizes our outstanding interest rate and foreign exchange swap contracts as of June 30, 2013 (dollars and GBP in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate/Buy Amount	Floating/Exchange Rate Index	Notional/ Sell Amount	Fair Value
July 2005(1)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(6,496)
November 2008	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	$26,700	$(3,113)
July 2009	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	$13,500	$(1)
July 2012	June 2016	Cash Flow	1.81%	1 Month GBP LIBOR+1.20%	£137,000	$1,487
July 2012	June 2016	Cash Flow	$68,200	Buy USD/Sell GBP	£43,500	$2,218

For a more detailed description of our derivative instruments, see Note 19 to the Condensed Consolidated Financial Statements and “Quantitative and Qualitative Disclosures About Market Risk” in Item 3.

Equity

At June 30, 2013, we had 455 million shares of common stock outstanding. At June 30, 2013, equity totaled $11 billion, and our equity securities had a market value of $21 billion.

At June 30, 2013, there were a total of four million DownREIT units outstanding in four limited liability companies in which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

Shelf Registration

We have a prospectus that we filed with the U.S. Securities and Exchange Commission (the “SEC”) as part of a registration statement on Form S-3ASR, using a shelf registration process which expires in July 2015. Under the “shelf” process, we may sell any combination of the securities in one or more offerings. The securities described in the prospectus include common stock, preferred stock, depositary shares, debt securities and warrants.

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

Details of certain items that affect comparability are discussed under “Results of Operations” above. The following is a reconciliation of net income applicable to common shares, the most direct comparable financial measure calculated and presented in accordance with GAAP, to FFO and FFO as adjusted (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income applicable to common shares	$213,023	$201,467	$443,130	$376,724
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	110,686	84,873	215,314	170,062
Discontinued operations	81	3,051	170	6,138
DFL depreciation	3,529	3,142	6,958	6,192
Gain on sales of real estate	(887)	—	(887)	(2,856)
Equity income from unconsolidated joint ventures	(15,585)	(15,732)	(30,386)	(29,407)
FFO from unconsolidated joint ventures	18,356	18,275	35,897	34,452
Noncontrolling interests’ and participating securities’ share in earnings	3,702	3,508	7,379	7,809
Noncontrolling interests’ and participating securities’ share in FFO	(5,255)	(4,963)	(10,397)	(10,691)
FFO applicable to common shares	327,650	293,621	667,178	558,423
Distributions on dilutive convertible units	3,336	3,127	6,664	6,249
Diluted FFO applicable to common shares	$330,986	$296,748	$673,842	$564,672

Diluted FFO per common share	$0.72	$0.69	$1.46	$1.34

Weighted average shares used to calculate diluted FFO per common share	461,435	427,496	461,045	422,507

Impact of adjustments to FFO:
Preferred stock redemption charge(1)	$—	$—	$—	$10,432

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
FFO as adjusted applicable to common shares	$327,650	$293,621	$667,178	$568,855
Distributions on dilutive convertible units and other	3,336	3,127	6,664	6,218
Diluted FFO as adjusted applicable to common shares	$330,986	$296,748	$673,842	$575,073

Diluted FFO as adjusted per common share	$0.72	$0.69	$1.46	$1.36

Weighted average shares used to calculate diluted FFO as adjusted per common share	461,435	427,496	461,045	422,507

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

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at June 30, 2013 (in thousands):

	Total(1)	Less than One Year	2014-2015	2016-2017	More than Five Years
Line of credit(2)	$261,582	$—	$—	$261,582	$—
Term loan(3)	208,418	—	—	208,418	—
Senior unsecured notes	6,587,000	400,000	887,000	1,650,000	3,650,000
Mortgage debt	1,660,002	254,973	488,832	842,729	73,468
Construction loan commitments(4)	45,672	15,849	29,823	—	—
Development commitments(5)	26,842	26,675	167	—	—
Ground and other operating leases	217,699	3,506	11,364	7,807	195,022
Interest(6)	2,356,371	213,521	726,099	528,615	888,136
Total	$11,363,586	$914,524	$2,143,285	$3,499,151	$4,806,626

(1)          Excludes $79 million of other debt that represents Life Care Bonds that have no scheduled maturities.

(2)          Includes £109 million translated into U.S. dollars.

(3)          Represents £137 million translated into U.S. dollars.

(4)          Represents commitments to finance development projects and related working capital financings.

(5)          Represents construction and other commitments for developments in progress.

(6)          Interest on variable-rate debt is calculated using rates in effect at June 30, 2013.

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

Interest Rate Risk.  At June 30, 2013, we were exposed to market risks related to fluctuations in interest rates on properties with a gross value of $83 million that are subject to leases where the payments fluctuate with changes in LIBOR and $165 million (£108 million) of loans receivable (see additional discussion of the Barchester loan in Note 6 to the Condensed Consolidated Financial Statements). Our exposure to income fluctuations related to our variable-rate investments is partially offset by: (i) $25 million of variable-rate senior unsecured notes; (ii) $15 million of variable-rate mortgage debt payable (excludes $86 million of variable-rate mortgage notes that have been hedged through interest-rate swap contracts); and (iii) $262 million (includes £109 million) of variable-rate line of credit borrowings. Additionally, our exposure to market risks related to fluctuations in interest rates excludes our GBP denominated $208 million (£137 million) variable-rate Term Loan that has been hedged through interest-rate swap contracts.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate investments and variable-rate debt, and assuming no other changes in the outstanding balance as of June 30, 2013, our annual interest expense would increase by approximately $0.5 million, or less than $0.01 per common share on a diluted basis.

Foreign Currency Risk.  At June 30, 2013, our exposure to foreign currency exchange rates relates to forecasted interest receipts from our GBP denominated senior unsecured notes (see additional discussion of the Four Seasons senior unsecured notes in Note 9 to the Condensed Consolidated Financial Statements) and our GBP denominated loan receivable (see additional discussion of the Barchester loan in Note 6 to the Condensed Consolidated Financial Statements). Our foreign currency exchange exposure is mitigated by the forecasted interest and principal payments from our GBP denominated unsecured Term Loan and the portion of our Facility denominated in GBP (see Note 10 to the Condensed Consolidated Financial Statements for additional information), and a foreign currency swap contract for approximately 85% of the forecasted interest receipts from our Four Seasons senior unsecured notes through their non-call period, which ends on June 15, 2016.

Market Risk.  We have investments in marketable debt securities classified as held-to-maturity, because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At June 30, 2013, the fair value and adjusted carrying value of marketable debt securities were $256 million and $225 million, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)

On May 24, 2013, we issued 12,256 shares of our common stock upon the redemption of 6,128 non-managing member units of our subsidiary, HCPI/Utah II LLC (“HCPI/Utah II”), to a non-managing member of HCPI/Utah II. The shares of our common stock were issued in a private placement to an accredited investor pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. We did not receive any cash proceeds from the issuance of shares of our common stock to the non-managing member upon redemption of the units, although we did acquire non-managing member units of HCPI/Utah II in exchange for the shares of common stock we issued to the non-managing member.

(b)

None.

(c)

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2013.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
April 1-30, 2013	1,747	$52.76	—	—
May 1-31, 2013	30,012	49.62	—	—
Total	31,759	49.79	—	—

(1)          Represents restricted shares withheld under our 2006 Performance Incentive Plan (the “2006 Incentive Plan”), to offset tax withholding obligations that occur upon vesting of restricted shares. Our 2006 Incentive Plan provides that the value of the shares withheld shall be the closing price of our common stock on the date the relevant transaction occurs.

Item 6. Exhibits

2.2

Purchase and Sale Agreement, dated as of October 16, 2012, by and among BRE/SW Portfolio LLC, those owner entities listed on Schedule 1 thereto, HCP, Inc. and Emeritus Corporation; and First Amendment to such Purchase and Sale Agreement, by and among such parties, dated as of December 4, 2012 (incorporated by reference to Exhibit 2.2 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) filed May 2, 2013).

3.1	Articles of Restatement of HCP (incorporated by reference to Exhibit 3.1 to HCP’s Registration Statement on Form S-3 (Registration No. 333-182824), filed on July 24, 2012).

3.2	Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.1 to HCP’s Current Report on Form 8-K (File No. 1-08895) filed September 25, 2006).

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

10.4	Amendment No. 2 to Credit Agreement, dated May 7, 2013, by and among the Company, as borrower, the financial institutions referred to therein, and Bank of America, N.A., as administrative agent.

31.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a). *

31.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a). *

32.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350. **

32.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350. **

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Furnished herewith.
†	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2013	HCP, Inc.

(Registrant)

/s/ JAMES F. FLAHERTY III
James F. Flaherty III
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ TIMOTHY M. SCHOEN
Timothy M. Schoen
Executive Vice President-
Chief Financial Officer
(Principal Financial Officer)

/s/ SCOTT A. ANDERSON
Scott A. Anderson
Senior Vice President-
Chief Accounting Officer
(Principal Accounting Officer)