Form 10-Q
period 2013-09-30
HCP, INC.
filed 2013-11-04
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013.

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

As of October 25, 2013, there were 456,271,507 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

HCP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Real estate:
Buildings and improvements	$10,530,094	$10,330,668
Development costs and construction in progress	247,268	236,864
Land	1,841,333	1,833,607
Accumulated depreciation and amortization	(1,918,842)	(1,661,572)
Net real estate	10,699,853	10,739,567

Net investment in direct financing leases	6,993,352	6,881,393
Loans receivable, net	390,803	276,030
Investments in and advances to unconsolidated joint ventures	206,004	212,213
Accounts receivable, net of allowance of $1,843 and $1,668, respectively	27,343	34,150
Cash and cash equivalents	49,414	247,673
Restricted cash	48,224	37,848
Intangible assets, net	507,754	552,540
Real estate and intangible assets held for sale, net	130,765	145,621
Other assets, net	835,997	788,520
Total assets(1)	$19,889,509	$19,915,555
LIABILITIES AND EQUITY
Bank line of credit	$285,000	$—
Term loan	221,748	222,694
Senior unsecured notes	6,565,934	6,712,624
Mortgage debt	1,410,407	1,676,544
Intangible liabilities on assets held for sale	—	1,729
Other debt	77,503	81,958
Intangible liabilities, net	103,059	104,180
Accounts payable and accrued liabilities	303,966	293,994
Deferred revenue	71,655	68,055
Total liabilities(2)	9,039,272	9,161,778

Commitments and contingencies

Common stock, $1.00 par value: 750,000,000 shares authorized; 455,873,953 and 453,191,321 shares issued and outstanding, respectively	455,874	453,191
Additional paid-in capital	11,306,717	11,180,066
Cumulative dividends in excess of earnings	(1,106,494)	(1,067,367)
Accumulated other comprehensive loss	(15,879)	(14,653)
Total stockholders’ equity	10,640,218	10,551,237

Joint venture partners	25,228	14,752
Non-managing member unitholders	184,791	187,788
Total noncontrolling interests	210,019	202,540
Total equity	10,850,237	10,753,777
Total liabilities and equity	$19,889,509	$19,915,555

(1)      The Company’s consolidated total assets at September 30, 2013 and December 31, 2012 include assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs. At September 30, 2013: other assets, net, $2 million. At December 31, 2012: accounts receivable, net, $2 million; cash and cash equivalents, $10 million; and other assets, net, $2 million. See Note 16 to the Condensed Consolidated Financial Statements for additional information.

(2)      The Company’s consolidated total liabilities at September 30, 2013 and December 31, 2012 include liabilities of certain VIEs for which the VIE creditors do not have recourse to HCP, Inc. At September 30, 2013: accounts payable and accrued liabilities, $10 million. At December 31, 2012: other debt, $0.2 million; accounts payable and accrued liabilities, $14 million; and deferred revenue, $2 million. See Note 16 to the Condensed Consolidated Financial Statements for additional information.

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental and related revenues	$280,588	$241,993	$833,461	$714,438
Tenant recoveries	25,986	23,425	75,335	69,656
Resident fees and services	37,589	36,076	112,070	107,824
Income from direct financing leases	157,253	155,834	472,409	465,345
Interest income	42,078	10,278	68,611	12,313
Investment management fee income	464	460	1,406	1,423
Total revenues	543,958	468,066	1,563,292	1,370,999

Costs and expenses:
Interest expense	108,088	103,355	326,094	309,399
Depreciation and amortization	104,859	87,170	317,430	254,463
Operating	76,569	72,653	224,982	210,034
General and administrative	45,423	19,415	90,080	54,299
Impairments	—	7,878	—	7,878
Total costs and expenses	334,939	290,471	958,586	836,073

Other income, net	1,584	770	16,887	2,232

Income before income taxes and equity income from unconsolidated joint ventures	210,603	178,365	621,593	537,158
Income taxes	(1,033)	602	(3,563)	1,145
Equity income from unconsolidated joint ventures	13,892	13,396	44,278	42,803
Income from continuing operations	223,462	192,363	662,308	581,106

Discontinued operations:
Income before gain on sales of real estate	5,098	6,680	15,874	16,620
Gain on sales of real estate	8,298	—	9,185	2,856
Total discontinued operations	13,396	6,680	25,059	19,476

Net income	236,858	199,043	687,367	600,582
Noncontrolling interests’ share in earnings	(3,102)	(2,935)	(9,625)	(9,070)
Net income attributable to HCP, Inc.	233,756	196,108	677,742	591,512
Preferred stock dividends	—	—	—	(17,006)
Participating securities’ share in earnings	(474)	(479)	(1,330)	(2,154)
Net income applicable to common shares	$233,282	$195,629	$676,412	$572,352

Basic earnings per common share:
Continuing operations	$0.48	$0.44	$1.43	$1.32
Discontinued operations	0.03	0.02	0.06	0.04
Net income applicable to common shares	$0.51	$0.46	$1.49	$1.36
Diluted earnings per common share:
Continuing operations	$0.48	$0.44	$1.43	$1.32
Discontinued operations	0.03	0.01	0.06	0.04
Net income applicable to common shares	$0.51	$0.45	$1.49	$1.36
Weighted average shares used to calculate earnings per common share:
Basic	455,345	429,557	454,553	420,049
Diluted	456,078	430,778	455,388	421,404

Dividends declared per common share	$0.525	$0.50	$1.575	1.50

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$236,858	$199,043	$687,367	$600,582

Other comprehensive income (loss):
Change in net unrealized gains on securities:
Unrealized gains	—	5,374	1,355	5,716
Reclassification adjustment realized in net income	—	—	(9,131)	—
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses)	(3,710)	(2,734)	5,635	(3,513)
Reclassification adjustment realized in net income	191	129	751	308
Change in Supplemental Executive Retirement Plan obligation	56	46	167	136
Foreign currency translation adjustment	(56)	243	(3)	289
Total other comprehensive income (loss)	(3,519)	3,058	(1,226)	2,936

Total comprehensive income	233,339	202,101	686,141	603,518
Total comprehensive income attributable to noncontrolling interests	(3,102)	(2,935)	(9,625)	(9,070)
Total comprehensive income attributable to HCP, Inc.	$230,237	$199,166	$676,516	$594,448

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share data)

(Unaudited)

				Cumulative	Accumulated
			Additional	Dividends	Other	Total	Total
	Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2013	453,191	$453,191	$11,180,066	$(1,067,367)	$(14,653)	$10,551,237	$202,540	$10,753,777
Net income	—	—	—	677,742	—	677,742	9,625	687,367
Other comprehensive loss	—	—	—	—	(1,226)	(1,226)	—	(1,226)
Issuance of common stock, net	1,859	1,859	78,647	—	—	80,506	(2,997)	77,509
Repurchase of common stock	(51)	(51)	(2,451)	—	—	(2,502)	—	(2,502)
Exercise of stock options	875	875	16,622	—	—	17,497	—	17,497
Amortization of deferred compensation	—	—	33,833	—	—	33,833	—	33,833
Common dividends ($1.575 per share)	—	—	—	(716,869)	—	(716,869)	—	(716,869)
Distributions to noncontrolling interests	—	—	—	—	—	—	(11,536)	(11,536)
Issuance of noncontrolling interests	—	—	—	—	—	—	12,387	12,387
September 30, 2013	455,874	$455,874	$11,306,717	$(1,106,494)	$(15,879)	$10,640,218	$210,019	$10,850,237

						Cumulative	Accumulated
					Additional	Dividends	Other	Total	Total
	Preferred Stock		Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2012	11,820	$285,173	408,629	$408,629	$9,383,536	$(1,024,274)	$(19,582)	$9,033,482	$187,140	$9,220,622
Net income	—	—	—	—	—	591,512	—	591,512	9,070	600,582
Other comprehensive income	—	—	—	—	—	—	2,936	2,936	—	2,936
Preferred stock redemption	(11,820)	(285,173)	—	—	—	(10,327)	—	(295,500)	—	(295,500)
Issuance of common stock, net	—	—	19,096	19,096	744,412	—	—	763,508	(2,438)	761,070
Repurchase of common stock	—	—	(196)	(196)	(7,971)	—	—	(8,167)	—	(8,167)
Exercise of stock options	—	—	2,451	2,451	49,058	—	—	51,509	—	51,509
Amortization of deferred compensation	—	—	—	—	16,947	—	—	16,947	—	16,947
Preferred dividends	—	—	—	—	—	(6,679)	—	(6,679)	—	(6,679)
Common dividends ($1.50 per share)	—	—	—	—	—	(631,549)	—	(631,549)	—	(631,549)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(11,759)	(11,759)
Noncontrolling interests in acquisitions	—	—	—	—	—	—	—	—	27,432	27,432
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	826	826
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	(417)	(417)
September 30, 2012	—	$—	429,980	$429,980	$10,185,982	$(1,081,317)	$(16,646)	$9,517,999	$209,854	$9,727,853

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$687,367	$600,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	317,430	254,463
Discontinued operations	4,346	11,876
Amortization of above and below market lease intangibles, net	(6,414)	(1,855)
Amortization of deferred compensation	33,833	16,947
Amortization of deferred financing costs, net	13,922	12,415
Straight-line rents	(28,559)	(33,608)
Loan and direct financing lease interest accretion	(65,296)	(71,923)
Deferred rental revenues	73	1,101
Equity income from unconsolidated joint ventures	(44,278)	(42,803)
Distributions of earnings from unconsolidated joint ventures	2,724	2,775
Gain on sales of real estate	(9,185)	(2,856)
Gain on sales of marketable securities, net	(11,350)	—
Foreign currency and derivative losses, net	386	43
Impairments	—	7,878
Changes in:
Accounts receivable, net	6,389	(5,082)
Other assets	(43,939)	(7,303)
Accounts payable and accrued liabilities	(13,769)	(21,697)
Net cash provided by operating activities	843,680	720,953
Cash flows from investing activities:
Acquisitions of real estate	(63,878)	(172,380)
Development of real estate	(96,914)	(87,119)
Leasing costs and tenant and capital improvements	(33,964)	(42,817)
Proceeds from sales of real estate, net	3,777	7,238
Distributions in excess of earnings from unconsolidated joint ventures	1,194	2,051
Purchases of marketable debt securities	(16,706)	(214,859)
Proceeds from the sale of marketable securities	28,403	—
Principal repayments on loans receivable	231,004	4,660
Investments in loans receivable	(316,494)	(145,597)
Increase in restricted cash	(10,376)	(1,875)
Net cash used in investing activities	(273,954)	(650,698)
Cash flows from financing activities:
Net borrowings (repayments) under bank line of credit	283,082	(454,000)
Borrowings under term loan	—	214,789
Issuance of senior unsecured notes	—	750,000
Repayments of senior unsecured notes	(150,000)	(250,000)
Repayments of mortgage debt	(285,005)	(109,569)
Issuance of mortgage and other debt	6,798	—
Deferred financing costs	—	(18,256)
Preferred stock redemption	—	(295,500)
Net proceeds from the issuance of common stock and exercise of options	92,504	804,412
Dividends paid on common and preferred stock	(716,869)	(638,228)
Issuance of noncontrolling interests	12,387	826
Distributions to noncontrolling interests	(11,536)	(11,759)
Net cash used in financing activities	(768,639)	(7,285)
Effect of foreign exchange on cash and cash equivalents	654	—
Net increase (decrease) in cash and cash equivalents	(198,259)	62,970
Cash and cash equivalents, beginning of period	247,673	33,506
Cash and cash equivalents, end of period	$49,414	$96,476

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

The condensed consolidated financial statements include the accounts of HCP, Inc., its wholly-owned subsidiaries and joint ventures or variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-10”). This update permits the Fed Funds Effective Swap Rate (“OIS”) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the interest rates on direct Treasury obligations of the U.S. government (“UST”) and the London Interbank Offered Rate (“LIBOR”). The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 on July 17, 2013 did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The adoption of ASU 2013-02 on January 1, 2013 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Pro Forma Results of Operations

The following unaudited pro forma consolidated results of operations assume that the Blackstone JV Acquisition was completed as of January 1, 2012 (in thousands, except per share amounts):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenues	$494,516	$1,450,349
Net income	206,448	622,797
Net income applicable to HCP, Inc.	203,513	613,727
Basic earnings per common share	0.45	1.35
Diluted earnings per common share	0.45	1.34

Other Real Estate Acquisitions

In addition to the Blackstone JV Acquisition (discussed above), during the nine months ended September 30, 2013, the Company acquired a senior housing facility for $18 million, exercised its purchase option for a senior housing facility it previously leased for $16 million and acquired 38 acres of land in the post-acute/skilled nursing segment for $0.4 million.

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

During the nine months ended September 30, 2013 and 2012, the Company funded an aggregate of $123 million and $126 million, respectively, for construction, tenant and other capital improvement projects, primarily in its senior housing, life science and medical office segments.

(4)   Dispositions of Real Estate and Discontinued Operations

During the nine months ended September 30, 2013, the Company sold a senior housing facility for $4 million. In addition, in September 2013, the Company sold a 62-bed hospital located in Greenfield, Wisconsin in exchange for a 60-bed hospital located in Webster, Texas and recognized a gain of $8 million based on the fair value of the hospital acquired. During the nine months ended September 30, 2012, the Company sold a medical office building for $7 million.

At September 30, 2013, four hospitals were classified as held for sale, with a carrying value of $131 million. At December 31, 2012, properties classified as held for sale included a senior housing facility and five hospitals with a combined aggregate carrying value of $146 million.

The following table summarizes operating loss from discontinued operations and gain on sales of real estate included in discontinued operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rental and related revenues	$6,460	$10,260	$20,458	$31,023

Depreciation and amortization expenses	1,433	2,969	4,346	11,876
Operating expenses	3	18	9	75
Other income (expense), net	(74)	593	229	2,452
Income before gain on sales of real estate	$5,098	$6,680	$15,874	$16,620
Gain on sales of real estate, net of income taxes	$8,298	$—	$9,185	$2,856

Number of properties included in discontinued operations	5	9	6	10

(5)         Net Investment in Direct Financing Leases

The components of net investment in direct financing leases (“DFLs”) consisted of the following (dollars in thousands):

	September 30,	December 31,
	2013	2012
Minimum lease payments receivable(1)	$24,811,003	$25,217,520
Estimated residual values	4,010,514	4,010,514
Less unearned income	(21,828,165)	(22,346,641)
Net investment in direct financing leases	$6,993,352	$6,881,393
Properties subject to direct financing leases	361	361

(1)          The minimum lease payments receivable are primarily attributable to HCR ManorCare, Inc. (“HCR ManorCare”) ($23.7 billion and $24.0 billion at September 30, 2013 and December 31, 2012, respectively). The triple-net master lease with HCR ManorCare provides for annual rent of $506 million beginning April 1, 2013 (prior to April 1, 2013, annual rent was $489 million). The rent increases by 3.5% per year over the next three years and by 3% for the remaining portion of the initial lease term. The properties are grouped into four pools, and HCR ManorCare has a one-time extension option for each pool with rent increased for the first year of the extension option to the greater of fair market rent or a 3% increase over the rent for the prior year. Including the extension options, which the Company determined to be bargain renewal options, the four leased pools had total initial available terms ranging from 23 to 35 years.

Certain leases contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the properties at the end of the lease terms.

During the three months ended September 30, 2013, the Company placed a 14-property senior housing DFL (the “DFL Portfolio”) on non-accrual status. Based on the Company’s determination that the collection of all rental payments is no longer reasonably assured, rental revenue for the DFL Portfolio will be recognized on a cash basis. Furthermore, the Company assessed the DFL Portfolio for impairment. The Company determined that the DFL Portfolio was not impaired at September 30, 2013, based on its belief that: (i) it is not probable that it will not collect all of the rental payments under the terms of the lease; and (ii) the fair value of the underlying collateral exceeds the DFL Portfolio’s $376 million carrying amount. The fair value of the DFL Portfolio was estimated based on a discounted cash flow model, which inputs are considered to be a Level 3 measurement within the fair value hierarchy. Inputs to this valuation model include real estate capitalization rates, industry growth rates and operating margins, some of which influence the Company’s expectation of future cash flows from the DFL Portfolio and, accordingly, the fair value of its investment. During the three months ended September 30, 2013 and 2012, the Company recognized DFL income of $5.1 million and $7.0 million, respectively, and received cash payments of $6.1 million and $5.6 million, respectively, from the DFL Portfolio. During the nine months ended September 30, 2013 and 2012, the Company recognized DFL income of $19.1 million and $20.8 million, respectively, and received cash payments of $17.6 million and $17.3 million, respectively, from the DFL Portfolio.

(6)   Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	September 30, 2013			December 31, 2012
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine	$—	$245,535	$245,535	$—	$145,150	$145,150
Other(1)	161,471	—	161,471	147,264	—	147,264
Unamortized discounts, fees and costs	—	(2,793)	(2,793)	—	(2,974)	(2,974)
Allowance for loan losses	—	(13,410)	(13,410)	—	(13,410)	(13,410)
	$161,471	$229,332	$390,803	$147,264	$128,766	$276,030

(1)          Includes $110 million and $72 million at September 30, 2013 and December 31, 2012, respectively, of construction loans outstanding related to senior housing development projects.  At September 30, 2013, the Company had $37 million remaining in its commitments to fund development projects.

Other Secured Loans

Barchester Loan.  On May 2, 2013, the Company acquired £121 million ($188 million) of subordinated debt at a discount for £109 million ($170 million). The loan was secured by an interest in 160 facilities leased and operated by Barchester Healthcare (“Barchester”). On August 23, 2013, the Company acquired an additional investment in this loan of £9 million ($14 million) at a discount for £5 million ($8 million). This loan accrued interest on its face value at a floating rate LIBOR plus a weighted-average margin of 3.14%. This loan investment was financed by a GBP denominated draw on the Company’s revolving line of credit facility that is discussed in Note 10. On September 6, 2013, the Company received £129 million ($202 million) from the par payoff of its Barchester debt investments; as a result, the Company recognized interest income of $24 million representing primarily the debt investments’ unamortized discounts. A portion of the proceeds from the Barchester repayment were used to repay the total outstanding amount of the Company’s GBP denominated draw on its revolving line of credit facility.

Tandem Health Care Loan.  On July 31, 2012, the Company closed a mezzanine loan facility to lend up to $205 million to Tandem Health Care (“Tandem”), an affiliate of Formation Capital, as part of the recapitalization of a post-acute/skilled nursing portfolio. At closing, the loan was subordinate to $400 million in senior mortgage debt and $137 million in senior mezzanine debt. The Company funded $100 million (the “First Tranche”) at closing and funded an additional $102 million (the “Second Tranche”) in June 2013. The Second Tranche was used to repay the senior mezzanine debt. At September 30, 2013, the loan was subordinate to $443 million of senior mortgage debt. The loan bears interest at a fixed rate of 12% and 14% per annum for the First and Second Tranches, respectively. The facility has a total term of up to 63 months from the initial closing, is prepayable at the borrower’s option and is secured by real estate partnership interests. The loan is subject to a prepayment premium if repaid on or before the third anniversary from the initial closing date.

Delphis Operations, L.P. Loan.  The Company holds a secured term loan made to Delphis Operations, L.P. (“Delphis” or the “Borrower”) that is collateralized by all of the assets of the Borrower. The Borrower’s collateral is comprised primarily of interests in partnerships operating surgical facilities, of which one partnership leases a property owned by the Company. In December 2009, the Company determined that the loan was impaired. Further, in January 2011 the Company placed the loan on cost-recovery status, whereby accrual of interest income was suspended, and any payments received from the Borrower are applied to reduce the recorded investment in the loan.

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

Pursuant to the 2012 Agreement, the Company received the remaining cash ($4.8 million, after reducing this amount by $0.5 million for related legal expenses) and other consideration ($2.1 million) of $6.9 million from the Guarantors. In addition, during 2012, the Company received $38.1 million in net proceeds from the sales of two of the primary collateral assets, which proceeds, together with the cash payments and other consideration, were applied to reduce the carrying value of the loan. The carrying value of the loan was $29.2 million and $30.7 million at September 30, 2013 and December 31, 2012, respectively. During the nine months ended September 30, 2013, the Company received cash payments from the Borrower of $1.5 million. At September 30, 2013, the Company believes the fair value of the collateral supporting this loan is in excess of its carrying value.

(7)   Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method at September 30, 2013 (dollars in thousands):

Entity(1)	Properties/Segment	Investment(2)	Ownership%
HCR ManorCare	post-acute/skilled nursing operations	$85,777	9.5
HCP Ventures III, LLC	13 medical office	7,251	30
HCP Ventures IV, LLC	54 medical office and 4 hospital	30,420	20
HCP Life Science(3)	4 life science	68,992	50-63
Horizon Bay Hyde Park, LLC	1 senior housing	6,725	72
Suburban Properties, LLC	1 medical office	6,666	67
Advances to unconsolidated joint ventures, net		173
		$206,004

Edgewood Assisted Living Center, LLC	1 senior housing	$(429)	45
Seminole Shores Living Center, LLC	1 senior housing	(697)	50
		$(1,126)

(1)          These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.

(2)          Represents the carrying value of the Company’s investment in the unconsolidated joint venture. Negative balances are recorded in accounts payable and accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.

(3)          Includes three unconsolidated joint ventures between the Company and an institutional capital partner for which the Company is the managing member. HCP Life Science includes the following partnerships (and the Company’s ownership percentage): (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%).

Summarized combined financial information for the Company’s unconsolidated joint ventures follows (in thousands):

	September 30,	December 31,
	2013	2012
Real estate, net	$3,676,367	$3,731,740
Goodwill and other assets, net	5,802,930	5,734,318
Total assets	$9,479,297	$9,466,058

Capital lease obligations and mortgage debt	$6,782,574	$6,875,932
Accounts payable	1,060,153	971,095
Other partners’ capital	1,452,308	1,435,885
HCP’s capital(1)	184,262	183,146
Total liabilities and partners’ capital	$9,479,297	$9,466,058

(1)          The combined basis difference of the Company’s investments in these joint ventures of $20 million, as of September 30, 2013, is primarily attributable to goodwill, real estate, capital lease obligations, deferred tax assets and lease related net intangibles.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenues	$1,055,889	$1,057,567	$3,208,752	$3,196,086
Net income (loss)	1,739	(8,851)	22,232	8,416
HCP’s share in earnings (1)	13,892	13,396	44,278	42,803
Fees earned by HCP	464	460	1,406	1,423
Distributions received by HCP	1,390	1,419	3,918	4,826

(1)          The Company’s joint venture interest in HCR ManorCare is accounted for using the equity method and results in an ongoing reduction of DFL income, proportional to HCP’s ownership in HCR ManorCare. The Company recorded a reduction of $15.4 million and $46.6 million for the three and nine months ended September 30, 2013, respectively. The Company recorded a reduction of $14.9 million and $44.4 million for the three and nine months ended September 30, 2012, respectively. Further, the Company’s share of earnings from HCR ManorCare (equity income) increases for the corresponding reduction of related lease expense recognized at the HCR ManorCare level.

(8)         Intangibles

At September 30, 2013 and December 31, 2012, intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles and below market ground lease intangibles, were $784 million and $794 million, respectively. At September 30, 2013 and December 31, 2012, the accumulated amortization of intangible assets was $276 million and $241 million, respectively.

At September 30, 2013 and December 31, 2012, intangible lease liabilities, comprised of below market lease intangibles and above market ground lease intangible liabilities were $208 million and $194 million, respectively. At September 30, 2013 and December 31, 2012, the accumulated amortization of intangible liabilities was $105 million and $90 million, respectively.

(9)         Other Assets

The Company’s other assets consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Straight-line rent assets, net of allowance of $34,123 and $33,521, respectively	$358,514	$306,294
Marketable debt securities, net(1)	238,834	222,809
Leasing costs, net	98,406	93,763
Deferred financing costs, net	37,379	45,490
Goodwill	50,346	50,346
Marketable equity securities	—	24,829
Other(2)	52,518	44,989
Total other assets	$835,997	$788,520

(1)          Includes £137 million ($222 million and $223 million at September 30, 2013 and December 31, 2012, respectively) of Four Seasons senior unsecured notes translated into U.S. dollars (see below for additional information).

(2)          Includes a $5.4 million allowance for losses related to accrued interest receivable on the Delphis loan, which accrued interest is included in other assets. At both September 30, 2013 and December 31, 2012, the carrying value of interest accrued related to the Delphis loan was zero. See Note 6 for additional information about the Delphis loan and the related impairment. At both September 30, 2013 and December 31, 2012, includes a loan receivable of $10 million from HCP Ventures IV, LLC, an unconsolidated joint venture (see Note 7 for additional information) with an interest rate of 12% which matures in May 2014. The loan is secured by HCP’s joint venture partner’s 80% partnership interest in the joint venture.

During the nine months ended September 30, 2013, the Company realized gains from the sale of marketable equity securities of $11 million, which were included in other income, net. At December 31, 2012, the fair value and adjusted cost basis of the marketable equity securities were $24.8 million and $17.1 million, respectively. The marketable equity securities were classified as available-for-sale.

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

(10) Debt

Bank Line of Credit and Term Loan

The Company’s $1.5 billion unsecured revolving line of credit facility (the “Facility”) matures in March 2016 and contains a one-year extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends on the Company’s debt ratings. The Company pays a facility fee on the entire revolving commitment that depends upon its debt ratings. Based on the Company’s debt ratings at September 30, 2013, the margin on the Facility was 1.075%, and the facility fee was 0.175%. The Facility also includes a feature that will allow the Company to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At September 30, 2013, the Company had $285 million outstanding under the Facility.

On July 30, 2012, the Company entered into a credit agreement with a syndicate of banks for a £137 million ($222 million at September 30, 2013) four-year unsecured term loan (the “Term Loan”) that accrues interest at a rate of GBP LIBOR plus 1.20%, based on the Company’s current debt ratings. Concurrent with the closing of the Term Loan, the Company entered into a four-year interest rate swap contract that fixes the interest rate of the Term Loan at 1.81%, subject to adjustments based on the Company’s debt ratings. The Term Loan contains a one-year committed extension option.

The Facility and Term Loan contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%, (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times and (v) require a formula-determined Minimum Consolidated Tangible Net Worth of $9.2 billion at September 30, 2013. At September 30, 2013, the Company was in compliance with each of these restrictions and requirements of the Facility and Term Loan.

Senior Unsecured Notes

At September 30, 2013, the Company had senior unsecured notes outstanding with an aggregate principal balance of $6.6 billion. At September 30, 2013, interest rates on the notes ranged from 1.22% to 6.98% with a weighted average effective interest rate of 5.10% and a weighted average maturity of five years. Discounts and premiums are amortized to interest expense over the term of the related senior unsecured notes. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at September 30, 2013.

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

On June 25, 2012, the Company repaid $250 million of maturing 6.45% senior unsecured notes. The notes were repaid with proceeds from the Company’s June 2012 common stock offering.

On January 23, 2012, the Company issued $450 million of 3.75% senior unsecured notes due in 2019. The notes were priced at 99.5% of the principal amount with an effective yield to maturity of 3.8%; net proceeds from the offering were $444 million.

Mortgage Debt

At September 30, 2013, the Company had $1.4 billion in aggregate principal amount of mortgage debt outstanding secured by 132 healthcare facilities (including redevelopment properties) with a carrying value of $2.0 billion. At September 30, 2013, interest rates on the mortgage debt ranged from 0.69% to 8.69% with a weighted average effective interest rate of 6.16% and a weighted average maturity of four years.

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

Other Debt

At September 30, 2013, the Company had $78 million of non-interest bearing life care bonds at two of its continuing care retirement communities and non-interest bearing occupancy fee deposits at two of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). The Life Care Bonds are generally refundable to the residents upon the termination of the contract or upon the successful resale of the unit.

Debt Maturities

The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at September 30, 2013 (in thousands):

Year	Line of Credit	Term Loan(1)	Senior Unsecured Notes	Mortgage Debt	Total(2)
2013 (Three months)	$—	$—	$400,000	$14,003	$414,003
2014	—	—	487,000	180,042	667,042
2015	—	—	400,000	308,421	708,421
2016	285,000	221,748	900,000	291,738	1,698,486
2017	—	—	750,000	550,477	1,300,477
Thereafter	—	—	3,650,000	71,825	3,721,825
	285,000	221,748	6,587,000	1,416,506	8,510,254
(Discounts) and premiums, net	—	—	(21,066)	(6,099)	(27,165)
	$285,000	$221,748	$6,565,934	$1,410,407	$8,483,089

(1)          Represents £137 million translated into U.S. dollars.

(2)          Excludes $78 million of other debt that represents Life Care Bonds that have no scheduled maturities.

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

Concentration of Credit Risk

Concentrations of credit risks arise when one or more operators, tenants or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors various segments of its portfolio to assess potential concentrations of risks. The Company does not have significant foreign operations.

The following table provides information regarding the Company’s concentrations with respect to certain operators and tenants; the information provided is presented for the gross assets and revenues that are associated with certain operators and tenants as percentages of the respective segment’s and total Company’s assets and revenues:

Segment Concentrations:

	Percentage of Senior Housing Gross Assets		Percentage of Senior Housing Revenues		Percentage of Senior Housing Revenues
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
Operators	2013	2012	2013	2012	2013	2012
Emeritus	37.3%	37.3%	34.8%	20.3%	34.6%	20.5%
Sunrise Senior Living (“Sunrise”)(1)	17.2	17.5	11.5	15.6	12.2	15.7
HCR ManorCare	11.0	11.0	9.6	11.7	9.5	11.8
Brookdale Senior Living (“Brookdale”)(2)	10.6	10.7	11.7	14.4	11.6	14.2

	Percentage of Post-Acute/ Skilled Nursing Gross Assets		Percentage of Post-Acute/ Skilled Nursing Revenues		Percentage of Post-Acute/ Skilled Nursing Revenues
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
Operators	2013	2012	2013	2012	2013	2012
HCR ManorCare	88.1%	89.3%	72.7%	87.2%	81.3%	90.9%

Total Company Concentrations:

	Percentage of Total Company Assets		Percentage of Total Company Revenues		Percentage of Total Company Revenues
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
Operators	2013	2012	2013	2012	2013	2012
HCR ManorCare	32.1%	31.5%	27.0%	30.7%	28.0%	31.2%
Emeritus	14.6	14.3	12.2	6.6	12.6	6.7
Sunrise(1)	6.8	6.7	4.0	5.0	4.4	5.2
Brookdale(2)	4.2	4.1	4.1	4.7	4.2	4.7

(1)          Certain of the Company’s properties are leased to tenants who have entered into management contracts with Sunrise to operate the respective property on their behalf. The Company’s concentration of gross assets includes properties directly leased to Sunrise and properties that are managed by Sunrise on behalf of third party tenants.

(2)         At September 30, 2013 and December 31, 2012, Brookdale percentages exclude $778 million and $759 million, respectively, of senior housing assets related to 21 senior housing facilities that Brookdale operates on the Company’s behalf under a RIDEA structure. Assuming that these assets were attributable to Brookdale, the percentage of senior housing assets for Brookdale would be 21% at both September 30, 2013 and December 31, 2012. Assuming that these assets were attributable to Brookdale, the percentage of total assets for Brookdale would be 8% at both September 30, 2013 and December 31, 2012. For the three and nine months ended September 30, 2013, Brookdale percentages exclude $37.6 million and $112.0 million, respectively, of senior housing revenues related to these facilities. Assuming that these revenues were attributable to Brookdale, the percentage of senior housing revenues for Brookdale would be 31% for both the three and nine months ended September 30, 2013. Assuming that these revenues were attributable to Brookdale, the percentage of total revenues for Brookdale would be 11% for both the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2012, Brookdale percentages exclude $36.1 million and $106.8 million, respectively, of senior housing revenues related to these facilities. Assuming that these revenues were attributable to Brookdale, the percentage of senior housing revenues for Brookdale would be 38% for both the three and nine months ended September 30, 2012. Assuming that these revenues were attributable to Brookdale, the percentage of total revenues for Brookdale would be 12% for both the three and nine months ended September 30, 2012.

HCR ManorCare’s summarized condensed consolidated financial information follows (in millions):

	September 30,	December 31,
	2013	2012
Real estate and other property, net	$3,008.7	$3,046.6
Cash and cash equivalents	158.5	120.5
Goodwill, intangible and other assets, net	5,563.7	5,625.4
Total assets	$8,730.9	$8,792.5

Debt and financing obligations	$6,289.0	$6,374.6
Accounts payable, accrued liabilities and other	1,021.8	1,021.9
Total equity	1,420.1	1,396.0
Total liabilities and equity	$8,730.9	$8,792.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$1,030.3	$1,037.8	$3,131.7	$3,113.3
Operating, general and administrative expense	(888.1)	(880.8)	(2,677.4)	(2,663.7)
Depreciation and amortization expense	(36.3)	(41.6)	(110.0)	(125.2)
Interest expense	(103.8)	(105.2)	(312.3)	(317.3)
Other income, net	2.3	3.7	4.0	10.1
Income before income taxes	4.4	13.9	36.0	17.2
Income taxes	(1.8)	(4.8)	(11.6)	(4.7)
Net income	$2.6	$9.1	$24.4	$12.5

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

Credit Enhancement Guarantee

Certain of the Company’s senior housing facilities serve as collateral for $113 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, had a carrying value of $376 million as of September 30, 2013.

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

Common Stock

The following table lists the common stock cash dividends declared by the Company in 2013:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
January 24	February 4	$0.525	February 19
April 25	May 6	0.525	May 21
July 25	August 5	0.525	August 20
October 24	November 4	0.525	November 19

In October 2012, the Company completed a $979 million offering of 22 million shares of common stock at a price of $44.50 per share, which proceeds were primarily used to fund the Blackstone JV Acquisition.

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

The following is a summary of the Company’s other common stock issuances (shares in thousands):

	Nine Months Ended September 30,
	2013	2012
Dividend Reinvestment and Stock Purchase Plan	1,681	675
Conversion of DownREIT units(1)	85	72
Exercise of stock options	875	2,451
Vesting of restricted stock units(2)	110	385

(1)          Non-managing member LLC units.

(2)          Issued under the Company’s 2006 Performance Incentive Plan.

Accumulated Other Comprehensive Loss

The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	September 30,	December 31,
	2013	2012
Unrealized gains on available for sale securities	$—	$7,776
Unrealized losses on cash flow hedges, net	(12,066)	(18,452)
Supplemental Executive Retirement Plan minimum liability	(2,983)	(3,150)
Cumulative foreign currency translation adjustment	(830)	(827)
Total accumulated other comprehensive loss	$(15,879)	$(14,653)

Noncontrolling Interests

At September 30, 2013, non-managing members hold an aggregate of 4 million units in four limited liability companies (“DownREITs”), for which the Company is the managing member. At September 30, 2013, the carrying and fair values of these DownREIT units were $185 million and $246 million, respectively.

(13) Segment Disclosures

The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the senior housing, post-acute/skilled nursing, life science and hospital segments, the Company invests or co-invests primarily in single operator or tenant properties, through the acquisition and development of real estate, management of operations (RIDEA) and by debt issued by operators in these sectors. Under the medical office segment, the Company invests or co-invests through the acquisition and development of medical office buildings (“MOBs”) that are leased under gross, modified gross or triple-net leases, generally to multiple tenants, and which generally require a greater level of property management. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2012 in the Company’s Annual Report on Form 10-K filed with the SEC. There were no intersegment sales or transfers during the nine months ended September 30, 2013 and 2012. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”), adjusted NOI and interest income of the combined investments in each segment.

Non-segment assets consist primarily of corporate assets including cash and cash equivalents, restricted cash, accounts receivable, net, marketable equity securities, deferred financing costs and, if any, real estate held-for-sale. Interest expense, depreciation and amortization and non-property specific revenues and expenses are not allocated to individual segments in determining the Company’s performance measure. See Note 11 for other information regarding concentrations of credit risk.

Summary information for the reportable segments follows (in thousands):

For the three months ended September 30, 2013:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2) (Cash NOI)
Senior housing	$149,443	$37,589	$3,121	$—	$190,153	$162,391	$148,997
Post-acute/skilled	138,289	—	38,642	—	176,931	137,642	120,258
Life science	72,531	—	—	1	72,532	58,440	56,352
Medical office	88,473	—	—	463	88,936	52,255	52,214
Hospital	15,091	—	315	—	15,406	14,119	14,148
Total	$463,827	$37,589	$42,078	$464	$543,958	$424,847	$391,969

For the three months ended September 30, 2012:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2) (Cash NOI)
Senior housing	$114,661	$36,076	$877	$—	$151,614	$125,865	$113,401
Post-acute/skilled	135,183	—	9,135	—	144,318	135,029	116,573
Life science	71,194	—	—	1	71,195	59,403	56,341
Medical office	85,800	—	—	459	86,259	50,852	49,669
Hospital	14,414	—	266	—	14,680	13,526	13,165
Total	$421,252	$36,076	$10,278	$460	$468,066	$384,675	$349,149

For the nine months ended September 30, 2013:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2) (Cash NOI)
Senior housing	$448,600	$112,070	$8,328	$—	$568,998	$487,501	$440,395
Post-acute/skilled	411,912	—	59,656	—	471,568	409,965	356,544
Life science	221,088	—	—	3	221,091	179,775	170,957
Medical office	265,902	—	—	1,403	267,305	160,170	157,742
Hospital	33,703	—	627	—	34,330	30,882	42,369
Total	$1,381,205	$112,070	$68,611	$1,406	$1,563,292	$1,268,293	$1,168,007

For the nine months ended September 30, 2012:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2) (Cash NOI)
Senior housing	$341,353	$107,824	$1,686	$—	$450,863	$379,251	$341,794
Post-acute/skilled	403,209	—	9,842	—	413,051	402,690	345,936
Life science	215,569	—	—	3	215,572	177,339	171,179
Medical office	246,661	—	—	1,420	248,081	148,030	144,272
Hospital	42,647	—	785	—	43,432	39,919	38,696
Total	$1,249,439	$107,824	$12,313	$1,423	$1,370,999	$1,147,229	$1,041,877

(1)          Represents rental and related revenues, tenant recoveries and income from DFLs.

(2)          NOI is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate. The Company defines NOI as rental and related revenues, including tenant recoveries, resident fees and services, and income from DFLs, less property level operating expenses. NOI excludes interest income, investment management fee income, interest expense, depreciation and amortization, general and administrative expenses, litigation settlement, impairments, impairment recoveries, other income, net, income taxes, equity income from and impairments of investments in unconsolidated joint ventures, and discontinued operations. The Company believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL accretion, amortization of above and below market lease intangibles, and lease termination fees. Adjusted NOI is sometimes referred to as “cash NOI.” The Company uses NOI and adjusted NOI to make decisions about resource allocations and to assess and compare property level performance. The Company believes that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP because it does not reflect the aforementioned excluded items. Further, the Company’s definition of NOI may not be comparable to the definition used by other REITs or real estate companies, as those companies may use different methodologies for calculating NOI.

The following is a reconciliation of reported net income to NOI and adjusted NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$236,858	$199,043	$687,367	$600,582
Interest income	(42,078)	(10,278)	(68,611)	(12,313)
Investment management fee income	(464)	(460)	(1,406)	(1,423)
Interest expense	108,088	103,355	326,094	309,399
Depreciation and amortization	104,859	87,170	317,430	254,463
General and administrative	45,423	19,415	90,080	54,299
Impairments	—	7,878	—	7,878
Other income, net	(1,584)	(770)	(16,887)	(2,232)
Income taxes	1,033	(602)	3,563	(1,145)
Equity income from unconsolidated joint ventures	(13,892)	(13,396)	(44,278)	(42,803)
Total discontinued operations	(13,396)	(6,680)	(25,059)	(19,476)
NOI	424,847	384,675	1,268,293	1,147,229
Straight-line rents	(12,604)	(11,821)	(28,559)	(33,608)
DFL accretion	(19,822)	(23,433)	(65,386)	(71,072)
Amortization of above and below market lease intangibles, net	(346)	(533)	(6,414)	(1,855)
Lease termination fees	(205)	(175)	(220)	(574)
NOI adjustments related to discontinued operations	99	436	293	1,757
Adjusted NOI	$391,969	$349,149	$1,168,007	$1,041,877

The Company’s total assets by segment were (in thousands):

	September 30,	December 31,
Segments	2013	2012
Senior housing	$7,811,003	$7,654,221
Post-acute/skilled nursing	6,269,566	6,080,826
Life science	3,969,723	3,932,397
Medical office	2,686,241	2,661,394
Hospital	542,187	505,393
Gross segment assets	21,278,720	20,834,231
Accumulated depreciation and amortization	(2,192,342)	(1,900,221)
Net segment assets	19,086,378	18,934,010
Assets held-for-sale, net	130,765	145,621
Other non-segment assets	672,366	835,924
Total assets	$19,889,509	$19,915,555

At September 30, 2013, goodwill of $50 million was allocated to segment assets as follows: (i) senior housing—$31 million, (ii) post-acute/skilled nursing—$3 million, (iii) medical office—$11 million, and (iv) hospital—$5 million.

(14) Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator
Income from continuing operations	$223,462	$192,363	$662,308	$581,106
Noncontrolling interests’ share in continuing operations	(3,102)	(2,935)	(9,625)	(9,070)
Income from continuing operations applicable to HCP, Inc.	220,360	189,428	652,683	572,036
Preferred stock dividends	—	—	—	(17,006)
Participating securities’ share in continuing operations	(474)	(479)	(1,330)	(2,154)
Income from continuing operations applicable to common shares	219,886	188,949	651,353	552,876
Discontinued operations	13,396	6,680	25,059	19,476
Net income applicable to common shares	$233,282	$195,629	$676,412	$572,352

Denominator
Basic weighted average common shares	455,345	429,557	454,553	420,049
Dilutive potential common shares	733	1,221	835	1,355
Diluted weighted average common shares	456,078	430,778	455,388	421,404

Basic earnings per common share
Income from continuing operations	$0.48	$0.44	$1.43	$1.32
Discontinued operations	0.03	0.02	0.06	0.04
Net income applicable to common shares	$0.51	$0.46	$1.49	$1.36

Diluted earnings per common share
Income from continuing operations	$0.48	$0.44	$1.43	$1.32
Discontinued operations	0.03	0.01	0.06	0.04
Net income applicable to common shares	$0.51	$0.45	$1.49	$1.36

Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, which require the use of the two-class method when computing basic and diluted earnings per share.

Options to purchase approximately 0.9 million and 0.5 million shares of common stock that had an exercise price (including deferred compensation expense) in excess of the average closing market price of the Company’s common stock during the three months ended September 30, 2013 and 2012, respectively, were not included in the Company’s earnings per share calculations because they are anti-dilutive. Restricted stock and performance restricted stock units representing 7,500 shares of common stock during the three months ended September 30, 2013 were not included because they are anti-dilutive. Additionally, 6.0 million shares issuable upon conversion of 3.9 million DownREIT units during the three months ended September 30, 2013 were not included because they are anti-dilutive. During the three months ended September 30, 2012, 6.4 million shares issuable upon conversion of 4.4 million DownREIT units were not included because they are anti-dilutive.

(15) Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2013	2012
Supplemental cash flow information:
Interest paid, net of capitalized interest	$363,229	$339,190
Income taxes paid (refunded)	(2)	1,645
Capitalized interest	10,852	18,517
Supplemental schedule of non-cash investing activities:
Accrued construction costs	18,495	18,024
Fair value of real estate acquired in exchange for sale of real estate	15,204	—

	Nine Months Ended September 30,
	2013	2012
Supplemental schedule of non-cash financing activities:
Vesting of restricted stock units	110	385
Cancellation of restricted stock	17	6
Conversion of non-managing member units into common stock	2,997	2,398
Noncontrolling interests issued in connection with acquisitions	—	27,432
Mortgages and other liabilities assumed with real estate acquisitions	12,728	35,120
Unrealized gains on available-for-sale securities and derivatives designated as cash flow hedges, net	6,990	2,203

See additional information regarding supplemental non-cash financing activities related to a real estate exchange in Note 4 and the preferred stock redemption in Note 12.

(16) Variable Interest Entities

Unconsolidated Variable Interest Entities

At September 30, 2013, the Company leased 48 properties to a total of seven VIE tenants and has additional investments in a loan and marketable debt securities to VIE borrowers. The Company has determined that it is not the primary beneficiary of these VIEs.

The Company holds an interest-only, senior secured term loan made to a borrower (Delphis Operations, L.P.) that has been identified as a VIE (see Note 6 for additional information on the Delphis loan). The Company does not consolidate the VIE because it does not have the ability to control the activities that most significantly impact the VIE’s economic performance. The loan is collateralized by all of the assets of the borrower (comprised primarily of interests in partnerships that operate surgical facilities, of which one partnership is a tenant of the Company).

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

The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company’s involvement with these VIEs are presented below at September 30, 2013 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset/Liability Type	Carrying Amount
VIE tenants—operating leases	$262,598	Lease intangibles, net and straight-line rent receivables	$14,526
VIE tenants—DFLs	1,091,935	Net investment in DFLs	602,366
Loan—senior secured	29,151	Loans receivable, net	29,151
Debt investment	16,984	Marketable debt securities	16,984

(1)         The Company’s maximum loss exposure related to the VIE tenants represents the future minimum lease payments over the remaining term of the respective leases, which may be mitigated by re-leasing the properties to new tenants. The Company’s maximum loss exposure related to its loans and marketable debt securities to the VIE borrowers represents its current aggregate carrying amount.

As of September 30, 2013, the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls). See Notes 5 and 6 for additional descriptions of the nature, purpose and activities of the Company’s unconsolidated VIEs and interests therein.

Consolidated Variable Interest Entities

In September 2013, the Company made loans to two entities that entered into a tax credit structure (“Tax Credit Subsidiaries”). The Company consolidates the Tax Credit Subsidiaries because they are VIEs and the Company is the primary beneficiary of these VIEs. The assets and liabilities of the Tax Credit Subsidiaries substantially consist of notes receivable, prepaid expenses, notes payable and accounts payable and accrued liabilities generated from their operating activities. Assets generated by the operating activities of the Tax Credit Subsidiaries may only be used to settle their contractual obligations.

In September 2011, the Company formed a partnership in which it has a 90% ownership interest in a joint venture entity that owns and operates 21 properties in a RIDEA structure (“RIDEA Entity”). The Company consolidated the RIDEA Entity as a result of the rights it acquired through the joint venture agreement with Brookdale. In the fourth quarter of 2012, upon the occurrence of a reconsideration event, it was determined that this RIDEA Entity was a VIE and that the Company was the primary beneficiary of the VIE; therefore, the Company continued to consolidate this entity. During the second quarter of 2013, upon the occurrence of a reconsideration event, it was determined that this RIDEA Entity was no longer a VIE; however, the Company continues to consolidate the RIDEA Entity. The assets and liabilities of this RIDEA Entity substantially consist of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities generated from its operating activities. The assets generated by the operating activities of the RIDEA Entity may be used to settle its contractual obligations, which include lease obligations to the Company. The Company is entitled to its ownership share of the RIDEA Entity’s assets; however, it does not guarantee its liabilities (or contractual obligations) and is not liable to its general creditors.

(17) Fair Value Measurements

The following table illustrates the Company’s financial assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets. Recognized gains and losses are recorded in other income, net on the Company’s condensed consolidated statements of income. During the nine months ended September 30, 2013, there were no transfers of financial assets or liabilities within the fair value hierarchy.

The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2013 follow (in thousands):

Financial Instrument(1)	Fair Value	Level 2	Level 3
Currency swap liabilities	$(1,897)	$(1,897)	$—
Interest-rate swap assets	1,564	1,564	—
Interest-rate swap liabilities	(9,283)	(9,283)	—
Warrants	180	—	180
	$(9,436)	$(9,616)	$180

(1)          Interest rate and currency swaps as well as common stock warrant fair values are determined based on observable and unobservable market assumptions utilizing standardized derivative pricing models.

(18) Disclosures About Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The fair values of loans receivable, bank line of credit, term loan, mortgage debt and other debt are based on rates currently prevailing for similar instruments with similar maturities. The fair values of interest-rate and currency swap contracts as well as common stock warrants are determined based on observable and unobservable market assumptions using standardized pricing models. The fair values of senior unsecured notes and marketable equity and debt securities are determined utilizing market quotes.

The table below summarizes the carrying values and fair values of the Company’s financial instruments (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$390,803	$402,243	$276,030	$279,850
Marketable debt securities(1)	238,834	272,745	222,809	234,137
Marketable equity securities(1)	—	—	24,829	24,829
Warrants(3)	180	180	670	670
Bank line of credit(2)	285,000	285,000	—	—
Term loan(2)	221,748	221,748	222,694	222,694
Senior unsecured notes(1)	6,565,934	7,027,982	6,712,624	7,432,012
Mortgage debt(2)	1,410,407	1,452,732	1,676,544	1,771,155
Other debt(2)	77,503	77,503	81,958	81,958
Interest-rate swap assets(2)	1,564	1,564	89	89
Interest-rate swap liabilities(2)	9,283	9,283	12,699	12,699
Currency swap liabilities(2)	1,897	1,897	2,641	2,641

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

(19) Derivative Financial Instruments

The following table summarizes the Company’s outstanding interest-rate and foreign currency swap contracts as of September 30, 2013 (dollars and GBP in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate/Buy Amount	Floating/Exchange Rate Index	Notional/ Sell Amount	Fair Value(1)
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(6,319)
November 2008(3)	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	$26,600	$(2,964)
July 2012(4)	June 2016	Cash Flow	1.81%	1 Month GBP LIBOR+1.20%	£137,000	$1,564
July 2012(5)	June 2016	Cash Flow	$68,200	Buy USD/Sell GBP	£43,500	$(1,897)

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

(4)          Hedges fluctuations in interest payments on variable-rate unsecured debt due to fluctuations in the underlying benchmark interest rate.

(5)          Currency swap contract (buy USD/sell GBP) hedges the foreign currency exchange risk related to a portion of the Company’s forecasted interest receipts on GBP denominated senior unsecured notes. Represents six foreign exchange contracts to sell £7.2 million at a rate of 1.5695 on various dates through June 2016.

The Company uses derivative instruments to mitigate the effects of interest rate and foreign currency fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. Utilizing derivative instruments allows the Company to manage the risk of fluctuations in interest and foreign currency rates related to the potential impact these changes could have on future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of a derivative instrument due to adverse changes in market prices. Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet its financial obligation. The Company does not obtain collateral associated with its derivative contracts, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At September 30, 2013, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

On July 27, 2012, the Company entered into a foreign currency swap contract to hedge the foreign currency exchange risk related to a portion of the forecasted interest receipts from its GBP denominated senior unsecured notes (see additional discussion of the Four Seasons senior unsecured notes in Note 9). The cash flow hedge has a fixed USD/GBP exchange rate of 1.5695 (buy $11.4 million and sell £7.2 million semi-annually) for a portion of its forecasted semi-annual cash receipts denominated in GBP. The foreign currency swap contract matures in June 2016 (the end of the non-call period of the senior unsecured notes). The fair value of the contract at September 30, 2013 was a liability of $1.9 million and is included in accounts payable and accrued liabilities. During the nine months ended September 30, 2013, there was no ineffective portion related to this hedge.

On July 27, 2012, the Company entered into an interest-rate swap contract that is designated as hedging the interest payments on its GBP denominated Term Loan due to fluctuations in the underlying benchmark interest rate (see additional discussion of the Term Loan in Note 10). The cash flow hedge has a notional amount of £137 million and expires in June 2016 (the maturity of the Term Loan). The fair value of the contract at September 30, 2013 was $1.6 million and is included in other assets, net. During the nine months ended September 30, 2013, there was no ineffective portion related to this hedge.

At September 30, 2013, the Company expects that the hedged forecasted transactions for each of the outstanding qualifying cash flow hedging relationships remain probable of occurring, and as a result, no gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings.

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

		Effects of Change in Interest and Foreign Currency Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
July 2005	July 2020	$1,442	$(1,455)	$2,890	$(2,904)
November 2008	October 2016	404	(379)	796	(770)
July 2012 (interest-rate swap)	June 2016	3,038	(2,902)	6,008	(5,872)
July 2012 (foreign currency swap)	June 2016	(580)	123	(932)	475

(20) Impairments

During the three months ended September 30, 2012, the Company executed an expansion of its relationship with its tenant General Atomics in Poway, CA, to a total of 396,000 square feet, consisting of the following: (i) a lease extension of 281,000 square feet through June 2024, (ii) a new 10-year lease for a 115,000 square foot building to be developed and (iii) the purchase of a 19 acre land parcel from the Company for $19 million. As a result of the land sale, the Company recognized an impairment charge of $7.9 million, which reduced the carrying value of the Company’s investment from $27 million to the $19 million sales price. The fair value of the Company’s land parcel was based on the sales price from its disposition in conjunction with this transaction. The contractual sales price of the land parcel was considered to be a Level 2 measurement within the fair value hierarchy.

(21) Subsequent Events

The Company’s Board of Directors, after its deliberations during the third quarter 2013, terminated its former Chairman, Chief Executive Officer and President on October 2, 2013. As a result of the termination, general and administrative expenses for the three and nine months ended September 30, 2013 include severance-related charges of $26.4 million related to: (i) the acceleration of $16.7 million of deferred compensation for restricted stock units and options that vested upon termination; and (ii) severance payments and other costs of approximately $9.7 million.

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

(d)         The effect on healthcare providers of the automatic spending cuts enacted by Congress (“Sequestration”) on entitlement programs, including Medicare, which will, unless modified, result in future reductions in reimbursements;

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

(o)         The risks associated with our investments in joint ventures and unconsolidated entities, including our lack of sole decision making authority and our reliance on our joint venture partners’ financial condition and continued cooperation; and

(p)         Changes in the credit ratings on United States (“U.S.”) government debt securities or default or delay in payment by the U.S. of its obligations.

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

The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•                  Executive Summary

•                  2013 Transaction Overview

•                  Dividends

•                  Critical Accounting Policies

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Funds from Operations (“FFO”)

•                  Off-Balance Sheet Arrangements

•                  Contractual Obligations

•                  Inflation

•                  Recent Accounting Pronouncements

Executive Summary

We are a Maryland corporation and were organized to qualify as a self-administered real estate investment trust (“REIT”) that, together with our unconsolidated joint ventures, invests primarily in real estate serving the healthcare industry in the U.S. We acquire, develop, lease, manage and dispose of healthcare real estate, and provide financing to healthcare providers. At September 30, 2013, our portfolio of investments, including properties in our Investment Management Platform, consisted of interests in 1,163 facilities. Our Investment Management Platform represents the following joint ventures: (i) HCP Ventures III, LLC, (ii) HCP Ventures IV, LLC and (iii) the HCP Life Science ventures.

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

We primarily generate revenue by leasing healthcare properties under long-term leases with fixed and/or inflation indexed escalators. Most of our rents and other earned income from leases are received under triple-net leases or leases that provide for substantial recovery of operating expenses; however, some of our medical office and life science leases are structured as gross or modified gross leases. Operating expenses are generally related to medical office building (“MOB”) and life science leased properties and senior housing properties managed by eligible independent contractors on our behalf (“RIDEA properties”). Accordingly, for such MOBs, life science facilities and RIDEA properties, we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities, employee costs for resident care and insurance. Our growth for these assets depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; (ii) maximize tenant recoveries given underlying lease structures; and (iii) control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions.

2013 Transaction Overview

Investment Transactions

During the nine months ended September 30, 2013, we made investments of $541 million, which included the following:

•                  On September 25, 2013, we acquired a 60-bed hospital located in Webster, Texas valued at $15 million; in exchange we sold a 62-bed hospital located in Greenfield, Wisconsin and recognized a gain of $8 million.

•                  On September 6, 2013, we received £129 million ($202 million) from the par payoff of our Barchester debt investments, resulting in interest income of $24 million from the acquisition-related discounts. We acquired these debt investments in two tranches: (i) £121 million at a discount for £109 million in May 2013; and (ii) £9 million at a discount for £5 million in August 2013.

•                  On June 25, 2013, we funded the $102 million second tranche of our 2012 mezzanine loan facility to Tandem Health Care, an affiliate of Formation Capital, as part of the recapitalization of a post-acute/skilled nursing portfolio. The funds from the second tranche were used to repay debt senior to our loan. The loan bears interest at a fixed rate of 12% and 14% per annum for the first and second transactions, respectively. The facility will have a total term of up to 63 months from the initial closing in July 2012. The mezzanine loan facility is subordinate to $443 million of senior mortgage debt.

•                  In March 2013, we acquired the four remaining senior housing facilities from our previously announced 2012 Blackstone JV Acquisition for $38 million.

•                  We funded $208 million to acquire a senior housing facility and marketable debt securities, and to fund construction and other capital projects, primarily in our life science, medical office and senior housing segments.

During the nine months ended September 30, 2013, we placed into service a 70,000 square foot building located in Mountain View, California that is 100% leased.

Financing Activities

On February 28, 2013, we repaid $150 million of maturing 5.625% senior unsecured notes.

Dividends

On October 24, 2013, we announced that our Board declared a quarterly common stock cash dividend of $0.525 per share. The common stock dividend will be paid on November 19, 2013 to stockholders of record as of the close of business on November 4, 2013 and represents an annualized dividend pay rate of $2.10 per share.

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

Results of Operations

We evaluate our business and allocate resources among our five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the senior housing, life science, post-acute/skilled nursing and hospital segments, we invest or co-invest primarily in single operator or tenant properties, through the acquisition and development of real estate, management of operations (“RIDEA”) and by debt issued by operators in these sectors. Under the medical office segment, we invest or co-invest through the acquisition and development of MOBs that are leased under gross, modified gross or triple-net leases, generally to multiple tenants, and which generally require a greater level of property management.

We use net operating income from continuing operations (“NOI”) and adjusted NOI to assess and compare property level performance, including our same property portfolio (“SPP”), and to make decisions about resource allocations and to assess and compare property level performance. We believe these measures provide investors relevant and useful information because they reflect only income and operating expense items that are incurred at the property level and present them on an unleveraged basis. We believe that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP since NOI excludes certain components from net income. Further, NOI may not be comparable to that of other REITs or real estate companies, as they may use different methodologies for calculating NOI. See Note 13 to the Condensed Consolidated Financial Statements for additional segment information and the relevant reconciliations from net income to NOI and adjusted NOI.

Operating expenses are generally related to MOB and life science leased properties and senior housing properties managed by eligible independent contractors on our behalf (RIDEA properties). We generally recover all or a portion of MOB and life science expenses from the tenants (tenant recoveries). The presentation of expenses as operating or general and administrative is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expenses.

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

Comparison of the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012

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

Segment NOI and Adjusted NOI

The tables below provide selected operating information for our SPP and total property portfolio for each of our five business segments. Our consolidated SPP consists of 923 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2012 and that remained in operations under a consistent reporting structure through September 30, 2013. Our consolidated total property portfolio represents 1,089 and 950 properties at September 30, 2013 and 2012, respectively, and excludes properties classified as discontinued operations.

Results are as of and for the three months ended September 30, 2013 and 2012 (dollars and square feet in thousands except per capacity data):

Senior Housing

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental revenues(1)	$114,868	$114,661	$207	$149,443	$114,661	$34,782
Resident fees and services	37,589	36,076	1,513	37,589	36,076	1,513
Total revenues	152,457	150,737	1,720	187,032	150,737	36,295
Operating expenses	(24,027)	(24,248)	221	(24,641)	(24,872)	231
NOI	128,430	126,489	1,941	162,391	125,865	36,526
Straight-line rents	(3,464)	(6,985)	3,521	(10,806)	(6,985)	(3,821)
DFL accretion	(2,440)	(5,121)	2,681	(2,440)	(5,121)	2,681
Amortization of above and below market lease intangibles, net	(257)	(358)	101	(148)	(358)	210
Adjusted NOI	$122,269	$114,025	$8,244	$148,997	$113,401	$35,596
Adjusted NOI % change			7.2%

Property count(2)	311	311		445	311
Average capacity (units)(3)	35,306	35,313		45,396	35,313
Average annual rent per unit(4)	$13,871	$12,929		$13,197	$12,929

(1)          Represents rental and related revenues and income from direct financing leases (“DFLs”).

(2)          From our past presentation of SPP for the three months ended September 30, 2012, we removed a senior housing property from SPP that was sold.

(3)          Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.

(4)          Average annual rent per unit includes operating income from properties under a RIDEA structure, which are included based on NOI.

SPP NOI and Adjusted NOI. SPP NOI increased primarily as a result of rent increases related to new leases or leases not recognized on a straight-line basis (cash basis) and increased NOI from RIDEA properties; these increases were partially offset by a decline in DFL income as a result of a 14-property DFL portfolio (the “DFL Portfolio”) that was placed on a cash basis during the three months ended September 30, 2013. SPP adjusted NOI improved primarily as a result of annual rent increases including increases from properties that were previously transitioned from Sunrise to other operators and increased NOI from RIDEA properties.

Total Portfolio NOI and Adjusted NOI. In addition to the impact of our SPP, our total portfolio NOI and adjusted NOI primarily increased as a result of our Blackstone JV Acquisition.

Post-Acute/Skilled Nursing

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental revenues(1)	$138,289	$135,183	$3,106	$138,289	$135,183	$3,106
Operating expenses	(146)	(154)	8	(647)	(154)	(493)
NOI	138,143	135,029	3,114	137,642	135,029	2,613
Straight-line rents	(13)	(155)	142	(13)	(155)	142
DFL accretion	(17,382)	(18,312)	930	(17,382)	(18,312)	930
Amortization of above and below market lease intangibles, net	11	11	—	11	11	—
Adjusted NOI	$120,759	$116,573	$4,186	$120,258	$116,573	$3,685
Adjusted NOI % change			3.6%

Property count(2)	312	312		312	312
Average capacity (beds)(3)	39,826	39,850		39,826	39,850
Average annual rent per bed	$12,142	$11,715		$12,142	$11,715

(1)          Represents rental and related revenues and income from DFLs.

(2)          From our past presentation of SPP for the three months ended September 30, 2012, we removed a post-acute/skilled nursing property from SPP that was sold.

(3)          Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.

NOI and Adjusted NOI.  SPP and total portfolio NOI and adjusted NOI primarily increased as a result of annual rent escalations.

Life Science

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental and related revenues	$60,469	$60,204	$265	$61,891	$61,797	$94
Tenant recoveries	10,181	9,267	914	10,640	9,397	1,243
Total revenues	70,650	69,471	1,179	72,531	71,194	1,337
Operating expenses	(12,182)	(10,516)	(1,666)	(14,091)	(11,791)	(2,300)
NOI	58,468	58,955	(487)	58,440	59,403	(963)
Straight-line rents	(2,942)	(2,827)	(115)	(1,864)	(3,010)	1,146
Amortization of above and below market lease intangibles, net	(39)	135	(174)	(43)	123	(166)
Lease termination fees	(181)	(175)	(6)	(181)	(175)	(6)
Adjusted NOI	$55,306	$56,088	$(782)	$56,352	$56,341	$11
Adjusted NOI % change			(1.4)%

Property count	105	105		111	110
Average occupancy	91.9%	90.1%		91.8%	89.5%
Average occupied square feet	6,234	6,112		6,496	6,268
Average annual rent per occupied square foot	$43	$44		$43	$43

During the three months ended September 30, 2013, 108,000 square feet of new and renewal leases commenced at an average annual base rent of $23.68 per square foot compared to 64,000 square feet of expiring and terminated leases with an average annual base rent of $30.25 per square foot.

Medical Office

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental and related revenues	$66,224	$66,787	$(563)	$73,771	$72,344	$1,427
Tenant recoveries	13,006	12,898	108	14,702	13,456	1,246
Total revenues	79,230	79,685	(455)	88,473	85,800	2,673
Operating expenses	(30,936)	(31,116)	180	(36,218)	(34,948)	(1,270)
NOI	48,294	48,569	(275)	52,255	50,852	1,403
Straight-line rents	(60)	(982)	922	(299)	(1,331)	1,032
Amortization of above and below market lease intangibles, net	146	79	67	282	148	134
Lease termination fees	(24)	—	(24)	(24)	—	(24)
Adjusted NOI	$48,356	$47,666	$690	$52,214	$49,669	$2,545
Adjusted NOI % change			1.4%

Property count(1)	184	184		208	205
Average occupancy	90.0%	91.4%		89.8%	91.2%
Average occupied square feet	11,397	11,576		12,754	12,605
Average annual rent per occupied square foot	$28	$27		$28	$27

(1)          From our past presentation of SPP for the three months ended September 30, 2012, we removed a MOB that was placed into redevelopment in 2013, which no longer meets our criteria for SPP as of the date it was placed into redevelopment.

Total Portfolio NOI and Adjusted NOI.  Total portfolio NOI and adjusted NOI increased primarily as a result of the impact of our MOB acquisitions in 2012.

During the three months ended September 30, 2013, 492,000 square feet of new and renewal leases commenced at an average annual base rent of $21.42 per square foot compared to 491,000 square feet of expiring and terminated leases with an average annual base rent of $23.36 per square foot.

Hospital

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental and related revenues	$13,060	$13,078	$(18)	$14,447	$13,842	$605
Tenant recoveries	644	573	71	644	572	72
Total revenues	13,704	13,651	53	15,091	14,414	677
Operating expenses	(972)	(886)	(86)	(972)	(888)	(84)
NOI	12,732	12,765	(33)	14,119	13,526	593
Straight-line rents	686	(108)	794	371	(249)	620
Amortization of above and below market lease intangibles, net	(317)	(87)	(230)	(342)	(112)	(230)
Adjusted NOI	$13,101	$12,570	$531	$14,148	$13,165	$983
Adjusted NOI % change			4.2%

Property count(1)	11	11		13	12
Average capacity (beds)(2)	1,448	1,453		1,535	1,484
Average annual rent per bed	$38,876	$37,043		$39,401	$37,879

(1)          From our past presentation of SPP for the three months ended September 30, 2012, we removed five hospitals from SPP that were sold or classified as held for sale.

(2)          Represents capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

SPP NOI and Adjusted NOI.  SPP adjusted NOI increased primarily as a result of a new lease on our Plano hospital.

Total Portfolio NOI and Adjusted NOI.  In addition to the impact of our SPP, our total portfolio NOI and adjusted NOI primarily increased as a result of rents on our Fresno hospital that was placed in service in January 2013.

Other Income and Expense Items

Interest income

Interest income increased $32 million to $42 million for the three months ended September 30, 2013. The increase was primarily the result of interest income from the repayment of our Barchester loan in September 2013 (acquired earlier in 2013 at discounted prices) and interest earned from the second tranche of our mezzanine loan facility to Tandem Health Care (see Note 6 to the Condensed Consolidated Financial Statements for additional information).

Interest expense

Interest expense increased $5 million to $108 million for the three months ended September 30, 2013. The increase was primarily the result of increases in indebtedness and a decrease of capitalized interest related to assets that were under development in our life science and medical office segments and were placed in service during 2013 and 2012. These increases were partially offset by a reduction in interest rates.

Our exposure to expense fluctuations related to our variable rate indebtedness is substantially mitigated by our interest rate swap contracts. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of September 30,(1)
	2013	2012
Balance:
Fixed rate	$8,185,353	$7,813,925
Variable rate	324,902	40,404
Total	$8,510,255	$7,854,329

	As of September 30,(1)
	2013	2012
Percent of total debt:
Fixed rate	96%	99%
Variable rate	4	1
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	5.21%	5.49%
Variable rate	1.57%	4.53%
Total weighted average rate	5.07%	5.47%

(1)          Excludes $78 million and $85 million at September 30, 2013 and 2012, respectively, of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities, which have no scheduled maturities. At September 30, 2013, $72 million of variable-rate mortgages and a £137 million ($222 million) term loan are presented as fixed-rate debt as the interest payments under such debt have been swapped (pay fixed and receive float). At September 30, 2012, $87 million of variable-rate mortgages are presented as fixed-rate debt as the interest payments under such debt have been swapped (pay fixed and receive float); the interest rates for swapped debt are presented at the swapped rates.

Depreciation and amortization expense

Depreciation and amortization expense increased $18 million to $105 million for the three months ended September 30, 2013. The increase was primarily the result of the impact of our senior housing facility and MOB acquisitions in 2012.

General and administrative expenses

General and administrative expenses increased $26 million to $45 million for the three months ended September 30, 2013. The three months ended September 30, 2013 included $26.4 million of severance-related charges resulting from the termination of our former Chairman, Chief Executive Officer and President (see Note 21 to the Condensed Consolidated Financial Statements for additional information).

Impairments

During the three months ended September 30, 2012, we recognized an impairment of $8 million as a result of the sale a life science land parcel (see Note 20 to the Condensed Consolidated Financial Statements for additional information). No impairments were recognized during the three months ended September 30, 2013.

Discontinued operations

During the three months ended September 30, 2013, we sold a hospital and recognized a gain of $8 million. There were no sales of properties during the three months ended September 30, 2012.

Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

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

Segment NOI and Adjusted NOI

The tables below provide selected operating information for our SPP and total property portfolio for each of our five business segments. Our consolidated SPP consists of 920 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2012 and that remained in operations under a consistent reporting structure through September 30, 2013. Our consolidated total property portfolio represents 1,089 and 950 properties at September 30, 2013 and 2012, respectively, and excludes properties classified as discontinued operations.

Results are as of and for the nine months ended September 30, 2013 and 2012 (dollars and square feet in thousands except per capacity data):

Senior Housing

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental revenues(1)	$346,093	$341,257	$4,836	$448,600	$341,353	$107,247
Resident fees and services	112,070	107,824	4,246	112,070	107,824	4,246
Total revenues	458,163	449,081	9,082	560,670	449,177	111,493
Operating expenses	(70,933)	(68,017)	(2,916)	(73,169)	(69,926)	(3,243)
NOI	387,230	381,064	6,166	487,501	379,251	108,250
Straight-line rents	(12,692)	(21,664)	8,972	(34,371)	(21,677)	(12,694)
DFL accretion	(12,202)	(14,706)	2,504	(12,202)	(14,706)	2,504
Amortization of above and below market lease intangibles, net	(939)	(1,074)	135	(533)	(1,074)	541
Adjusted NOI	$361,397	$343,620	$17,777	$440,395	$341,794	$98,601
Adjusted NOI % change			5.2%

Property count(2)	311	311		445	311
Average capacity (units)(3)	35,306	35,313		45,391	35,313
Average annual rent per unit(4)	$13,668	$12,989		$13,017	$12,992

(1)          Represents rental and related revenues and income from DFLs.

(2)          From our past presentation of SPP for the nine months ended September 30, 2012, we removed a senior housing property from SPP that was sold.

(3)          Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.

(4)          Average annual rent per unit includes operating income from properties under a RIDEA structure, which are included based on NOI.

SPP NOI and Adjusted NOI. SPP NOI increased primarily as a result of rent increases related to new leases or leases not recognized on a straight-line basis (cash basis) and increased NOI from RIDEA properties; these increases were partially offset by a decline in DFL income as a result of the DFL Portfolio that was placed on a cash basis during the three months ended September 30, 2013. SPP adjusted NOI improved primarily as a result of annual rent increases including increases from properties that were previously transitioned from Sunrise to other operators and increased NOI from RIDEA properties.

Total Portfolio NOI and Adjusted NOI. In addition to the impact of our SPP, our total portfolio NOI and adjusted NOI primarily increased as a result of our Blackstone JV Acquisition.

Post-Acute/Skilled Nursing

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental revenues(1)	$411,912	$403,209	$8,703	$411,912	$403,209	$8,703
Operating expenses	(445)	(515)	70	(1,947)	(519)	(1,428)
NOI	411,467	402,694	8,773	409,965	402,690	7,275
Straight-line rents	(271)	(422)	151	(271)	(422)	151
DFL accretion	(53,184)	(56,366)	3,182	(53,184)	(56,366)	3,182
Amortization of above and below market lease intangibles, net	34	34	—	34	34	—
Adjusted NOI	$358,046	$345,940	$12,106	$356,544	$345,936	$10,608
Adjusted NOI % change			3.5%

Property count(2)	312	312		312	312
Average capacity (beds)(3)	39,826	39,850		39,826	39,850
Average annual rent per bed	$12,001	$11,591		$12,001	$11,591

(1)          Represents rental and related revenues and income from DFLs.

(2)          From our past presentation of SPP for the nine months ended September 30, 2012, we removed a post-acute/skilled nursing property from SPP that was sold.

(3)          Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.

NOI and Adjusted NOI.  SPP and total portfolio NOI and adjusted NOI primarily increased as a result of annual rent escalations.

Life Science

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental and related revenues	$180,455	$179,917	$538	$188,309	$184,600	$3,709
Tenant recoveries	31,320	30,639	681	32,779	30,969	1,810
Total revenues	211,775	210,556	1,219	221,088	215,569	5,519
Operating expenses	(35,990)	(34,460)	(1,530)	(41,313)	(38,230)	(3,083)
NOI	175,785	176,096	(311)	179,775	177,339	2,436
Straight-line rents	(9,211)	(5,530)	(3,681)	(8,759)	(6,300)	(2,459)
Amortization of above and below market lease intangibles, net	160	352	(192)	135	315	(180)
Lease termination fees	(194)	(175)	(19)	(194)	(175)	(19)
Adjusted NOI	$166,540	$170,743	$(4,203)	$170,957	$171,179	$(222)
Adjusted NOI % change			(2.5)%

Property count	102	102		111	110
Average occupancy	92.8%	91.1%		91.6%	89.2%
Average occupied square feet	6,206	6,090		6,465	6,212
Average annual rent per occupied square foot	$43	$45		$44	$45

SPP NOI and Adjusted NOI.  SPP NOI decreased primarily as a result of mark-to-market rent reductions on renewed leases. SPP adjusted NOI decreased primarily as a result of a $4 million rent payment received in February 2012 in connection with a lease amendment and mark-to-market rent reductions, partially offset by annual rent escalations.

Total Portfolio NOI and Adjusted NOI.  In addition to the impact of our SPP, our total portfolio NOI increased primarily as a result of rents on recent development projects placed in service during 2013 and 2012.

During the nine months ended September 30, 2013, 369,000 square feet of new and renewal leases commenced at an average annual base rent of $28.37 per square foot compared to 236,000 square feet of expiring and terminated leases with an average annual base rent of $36.68 per square foot.

Medical Office

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental and related revenues	$199,726	$200,178	$(452)	$225,181	$209,714	$15,467
Tenant recoveries	35,771	36,205	(434)	40,721	36,947	3,774
Total revenues	235,497	236,383	(886)	265,902	246,661	19,241
Operating expenses	(90,390)	(90,335)	(55)	(105,732)	(98,631)	(7,101)
NOI	145,107	146,048	(941)	160,170	148,030	12,140
Straight-line rents	(1,796)	(3,355)	1,559	(3,152)	(3,747)	595
Amortization of above and below market lease intangibles, net	359	207	152	750	240	510
Lease termination fees	(26)	(251)	225	(26)	(251)	225
Adjusted NOI	$143,644	$142,649	$995	$157,742	$144,272	$13,470
Adjusted NOI % change			0.7%

Property count(1)	184	184		208	205
Average occupancy	90.6%	91.2%		90.4%	91.1%
Average occupied square feet	11,479	11,542		12,822	12,085
Average annual rent per occupied square foot	$27	$27		$27	$27

(1)          From our past presentation of SPP for the nine months ended September 30, 2012, we removed a MOB that was placed into redevelopment in 2013, which no longer meets our criteria for SPP as of the date it was placed into redevelopment.

Total Portfolio NOI and Adjusted NOI.  Total portfolio NOI and adjusted NOI increased primarily as a result of the impact of our MOB acquisitions during 2012.

During the nine months ended September 30, 2013, 1.4 million square feet of new and renewal leases commenced at an average annual base rent of $21.59 per square foot compared to 1.8 million square feet of expiring and terminated leases with an average annual base rent of $22.03 per square foot.

Hospital

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental and related revenues	$28,151	$38,615	$(10,464)	$31,868	$40,907	$(9,039)
Tenant recoveries	1,835	1,741	94	1,835	1,740	95
Total revenues	29,986	40,356	(10,370)	33,703	42,647	(8,944)
Operating expenses	(2,819)	(2,722)	(97)	(2,821)	(2,728)	(93)
NOI	27,167	37,634	(10,467)	30,882	39,919	(9,037)
Straight-line rents	18,556	(454)	19,010	17,969	(889)	18,858
Amortization of above and below market lease intangibles, net	(6,407)	(260)	(6,147)	(6,482)	(334)	(6,148)
Adjusted NOI	$39,316	$36,920	$2,396	$42,369	$38,696	$3,673
Adjusted NOI % change			6.5%

Property count(1)	11	11		13	12
Average capacity (beds)(2)	1,448	1,453		1,535	1,484
Average annual rent per bed	$38,798	$36,377		$39,253	$37,218

(1)          From our past presentation of SPP for the nine months ended September 30, 2012, we removed five hospitals from SPP that were sold or classified as held for sale.

(2)         Represents capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

SPP and Total Portfolio NOI and Adjusted NOI.  SPP and total portfolio NOI primarily decreased due to a net $12 million correction of an error that reduced previously recognized straight-line rents and to increasing amortization of below market lease intangibles related to our Medical City Dallas hospital. SPP and total portfolio adjusted NOI increased due to annual rent increases, a new lease on our Plano hospital and rents on our Fresno hospital that was placed in service in January 2013.

Other Income and Expense Items

Interest income

Interest income increased $56 million to $69 million for the nine months ended September 30, 2013. The increase was primarily the result of interest income from the repayment of our Barchester loan in September 2013 (acquired earlier in 2013 at discounted prices), and interest earned from our Four Seasons senior unsecured notes purchased in 2012 and the second tranche of our mezzanine loan facility to Tandem Health Care (see Notes 6 and 9 to the Condensed Consolidated Financial Statements for additional information).

Interest expense

Interest expense increased $17 million to $326 million for the nine months ended September 30, 2013. The increase was primarily the result of increases in indebtedness and a decrease of capitalized interest related to assets that were under development in our life science and medical office segments and were placed in service during 2013 and 2012. These increases were partially offset by a reduction in interest rates.

Our exposure to expense fluctuations related to our variable rate indebtedness is substantially mitigated by our interest rate swap contracts. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3.

Depreciation and amortization expense

Depreciation and amortization expense increased $63 million to $317 million for the nine months ended September 30, 2013. The increase was primarily the result of the impact of our senior housing facility and MOB acquisitions during 2012.

General and administrative expenses

General and administrative expenses increased $36 million to $90 million for the nine months ended September 30, 2013. The nine months ended September 30, 2013 included $26.4 million of severance-related charges resulting from the termination of our former Chairman, Chief Executive Officer and President (see Note 21 to the Condensed Consolidated Financial Statements for additional information). The increase in general and administrative expenses was also attributable to an insurance recovery of $7 million received in 2012 for previously incurred legal expenses.

Impairments

During the nine months ended September 30, 2012, we recognized an impairment of $8 million as a result of the sale of a life science land parcel (see Note 20 to the Condensed Consolidated Financial Statements for additional information). No impairments were recognized during the nine months ended September 30, 2013.

Other income, net

Other income, net increased $15 million to $17 million for the nine months ended September 30, 2013. The increase was primarily the result of gains from the sale of marketable equity securities during 2013 of $11 million.

Discontinued operations

During the nine months ended September 30, 2013, we sold two properties realizing a gain of $9 million. During the nine months ended September 30, 2012, we sold one property realizing a gain of $3 million.

Preferred stock dividends

On March 22, 2012, we announced the redemption of all outstanding shares of preferred stock. On April 23, 2012, we redeemed all outstanding shares of our preferred stock and paid all accrued and unpaid dividends to the redemption date. During the nine months ended September 30, 2012, we incurred a redemption charge of $10.4 million related to the original issuance costs of the preferred stock (this charge is presented as an additional preferred stock dividend in our consolidated income statements).

Liquidity and Capital Resources

Our principal liquidity needs are to: (i) fund recurring operating expenses, (ii) meet debt service requirements including principal payments and maturities in the last three months of 2013, (iii) fund capital expenditures, including tenant improvements and leasing costs, (iv) fund acquisition and development activities, and (v) make dividend distributions. We anticipate that cash flow from continuing operations over the next 12 months will be adequate to fund our business operations, debt service payments, recurring capital expenditures and cash dividends to shareholders. Capital requirements relating to maturing indebtedness, acquisitions and development activities may require funding from borrowings and/or equity and debt offerings.

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, as noted below, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our debt ratings. We also pay a facility fee on the entire revolving commitment that depends upon our debt ratings. As of October 25, 2013, we had a credit rating of BBB+ from Fitch, Baa1 from Moody’s and BBB+ from S&P on our senior unsecured debt securities.

Net cash provided by operating activities was $844 million and $721 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in operating cash flows is primarily the result of the following: (i) the impact of our investments in 2012 and 2013, (ii) assets placed in service during 2012 and 2013 and (iii) rent escalations and resets in 2012 and 2013, which increases were partially offset by increased debt interest payments. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

The following are significant investing and financing activities for the nine months ended September 30, 2013:

•                  made investments of $280 million (development and acquisition of real estate), net of loan repayments of $231 million;

•                  paid dividends on common stock of $717 million, which were generally funded by cash provided by our operating activities; and

•                  borrowed $283 million under our unsecured revolving line of credit facility to fund, among other things, the aforementioned investments and repaid $435 million of mortgages and senior unsecured notes.

Debt

Bank Line of Credit and Term Loan

Our $1.5 billion unsecured revolving line of credit facility (the “Facility”) matures in March 2016 and contains a one-year extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends upon our debt ratings. We pay a facility fee on the entire revolving commitment that depends on our debt ratings. Based on our debt ratings at October 25, 2013, the margin on the Facility was 1.075%, and the facility fee was 0.175%. The Facility also includes a feature that will allow us to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At September 30, 2013, we had $285 million outstanding under the Facility.

On July 30, 2012, we entered into a credit agreement with a syndicate of banks for a £137 million ($222 million at September 30, 2013) four-year unsecured term loan (the “Term Loan”) that accrues interest at a rate of GBP LIBOR plus 1.20%, based on our current debt ratings. Concurrent with the closing of the Term Loan, we entered into a four-year interest rate swap contract that fixes the rate of the Term Loan at 1.81%, subject to adjustments based on our debt ratings. The Term Loan contains a one-year committed extension option.

The Facility and Term Loan contain certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%, (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times and (v) require a formula-determined Minimum Consolidated Tangible Net Worth of $9.2 billion at September 30, 2013. At September 30, 2013, we were in compliance with each of these restrictions and requirements of the Facility and Term Loan.

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

Senior Unsecured Notes

At September 30, 2013, we had senior unsecured notes outstanding with an aggregate principal balance of $6.6 billion. Interest rates on the notes ranged from 1.22% to 6.98% with a weighted average effective interest rate of 5.10% and a weighted average maturity of five years at September 30, 2013. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. We believe we were in compliance with these covenants at September 30, 2013.

Mortgage Debt

At September 30, 2013, we had $1.4 billion in aggregate principal amount of mortgage debt outstanding is secured by 132 healthcare facilities (including redevelopment properties) with a carrying value of $2.0 billion. Interest rates on the mortgage debt ranged from 0.69% to 8.69% with a weighted average effective interest rate of 6.16% and a weighted average maturity of four years at September 30, 2013.

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

Other Debt

At September 30, 2013, we had $78 million of non-interest bearing life care bonds at two of our continuing care retirement communities and non-interest bearing occupancy fee deposits at two of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). The Life Care Bonds are generally refundable to the residents upon the termination of the contract or upon the successful resale of the unit.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments at September 30, 2013 (in thousands):

Year	Amount(1)
2013 (Three months)	$414,003
2014	667,042
2015	708,421
2016	1,698,486
2017	1,300,477
Thereafter	3,721,825
8,510,254
(Discounts) and premiums, net	(27,165)
$8,483,089

(1)          Excludes $78 million of other debt that represents Life Care Bonds that have no scheduled maturities.

Derivative Instruments

We use derivative instruments to mitigate the effects of interest rate and foreign currency fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. We do not use derivative instruments for speculative or trading purposes.

The following table summarizes our outstanding interest-rate and foreign currency swap contracts as of September 30, 2013 (dollars and GBP in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate/Buy Amount	Floating/Exchange Rate Index	Notional/ Sell Amount	Fair Value
July 2005(1)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(6,319)
November 2008	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	$26,600	$(2,964)
July 2012	June 2016	Cash Flow	1.81%	1 Month GBP LIBOR+1.20%	£137,000	$1,564
July 2012	June 2016	Cash Flow	$68,200	Buy USD/Sell GBP	£43,500	$(1,897)

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

Equity

At September 30, 2013, we had 456 million shares of common stock outstanding. At September 30, 2013, equity totaled $10.9 billion, and our equity securities had a market value of $18.9 billion.

At September 30, 2013, non-managing members hold an aggregate of 4 million units (“DownREITs”) in four limited liability companies for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

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

We may offer and sell the securities pursuant to the prospectus through underwriters, dealers or agents or directly to purchasers, on a continuous or delayed basis. The securities may also be resold by selling security holders. The prospectus supplement for each offering will describe in detail the plan of distribution for that offering and will set forth the names of any underwriters, dealers or agents involved in the offering and any applicable fees, commissions or discount arrangements. We intend to use the net proceeds from the sales of the securities as set forth in the applicable prospectus supplement, and unless otherwise set forth therein, we will not receive any proceeds if the securities are sold by a selling security holder.

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

FFO is defined as net income applicable to common shares (computed in accordance with GAAP), excluding gains or losses from acquisition and dispositions of depreciable real estate or related interests, impairments of, or related to, depreciable real estate, plus real estate and DFL depreciation and amortization, with adjustments for joint ventures. Adjustments for joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts’ (“NAREIT”) definition; however, other REITs may report FFO differently or have a different interpretation of the current NAREIT definition from us. In addition, we present FFO before the impact of severance-related charges, litigation settlement charges, preferred stock redemption charges, impairments (recoveries) of non-depreciable assets and merger-related items (defined below) (“FFO as adjusted”). Management believes FFO as adjusted is a useful alternative measurement. This measure is a modification of the NAREIT definition of FFO and should not be used as an alternative to net income (determined in accordance with GAAP).

Details of certain items that affect comparability are discussed under “Results of Operations” above. The following is a reconciliation of net income applicable to common shares, the most direct comparable financial measure calculated and presented in accordance with GAAP, to FFO and FFO as adjusted (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income applicable to common shares	$233,282	$195,629	$676,412	$572,352
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	104,859	87,170	317,430	254,463
Discontinued operations	1,433	2,969	4,346	11,876
DFL depreciation	3,631	3,234	10,589	9,426
Gain on sales of real estate	(8,298)	—	(9,185)	(2,856)
Equity income from unconsolidated joint ventures	(13,892)	(13,396)	(44,278)	(42,803)
FFO from unconsolidated joint ventures	16,642	16,043	52,539	50,495
Noncontrolling interests’ and participating securities’ share in earnings	3,576	3,414	10,955	11,224
Noncontrolling interests’ and participating securities’ share in FFO	(5,162)	(4,821)	(15,569)	(15,512)
FFO applicable to common shares	336,071	290,242	1,003,239	848,665
Distributions on dilutive convertible units	3,302	3,148	9,966	9,397
Diluted FFO applicable to common shares	$339,373	$293,390	$1,013,205	$858,062

Diluted FFO per common share	$0.73	$0.67	$2.20	$2.01

Weighted average shares used to calculate diluted FFO per common share	462,082	437,043	461,403	427,388

Impact of adjustments to FFO:
Severance-related charges(1)	$26,374	$—	$26,374	$—
Preferred stock redemption charge(2)	—	—	—	10,432
Impairments(3)	—	7,878	—	7,878
	$26,374	$7,878	$26,374	$18,310

FFO as adjusted applicable to common shares	$362,445	$298,120	$1,029,613	$866,975
Distributions on dilutive convertible units and other	3,247	3,127	9,907	9,345
Diluted FFO as adjusted applicable to common shares	$365,692	$301,247	$1,039,520	$876,320

Diluted FFO as adjusted per common share	$0.79	$0.69	$2.25	$2.05

Weighted average shares used to calculate diluted FFO as adjusted per common share	462,082	437,043	461,403	427,388

(1)          The Company’s Board of Directors, after deliberations during the third quarter 2013, terminated its former Chairman, Chief Executive Officer and President on October 2, 2013. As a result of the termination, we incurred severance-related charges of $26.4 million that include: (i) the acceleration of $16.7 million of deferred compensation for restricted stock units and options that vested upon termination; and (ii) severance payments and other costs of approximately $9.7 million. See Note 21 to the Condensed Consolidated Financial Statements for additional information.

(2)          In connection with the redemption of our preferred stock, we incurred a one-time, non-cash redemption charge of $10.4 million related to the original issuance costs of the preferred stock.

(3)          The impairment charge of $7.9 million related to the sale of a land parcel in our life science segment.

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

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at September 30, 2013 (in thousands):

	Total(1)	Less than One Year	2014-2015	2016-2017	More than Five Years
Line of credit	$285,000	$—	$—	$285,000	$—
Term loan(2)	221,748	—	—	221,748	—
Senior unsecured notes	6,587,000	400,000	887,000	1,650,000	3,650,000
Mortgage debt	1,416,506	14,003	488,463	842,215	71,825
Construction loan commitments(3)	37,389	7,740	29,649	—	—
Development commitments(4)	20,943	17,433	3,510	—	—
Ground and other operating leases	220,789	1,711	11,522	8,014	199,542
Interest(5)	2,192,980	51,629	725,312	528,282	887,757
Total	$10,982,355	$492,516	$2,145,456	$3,535,259	$4,809,124

(1)          Excludes $78 million of other debt that represents Life Care Bonds that have no scheduled maturities.

(2)          Represents £137 million translated into U.S. dollars.

(3)          Represents commitments to finance development projects and related working capital financings.

(4)          Represents construction and other commitments for developments in progress.

(5)          Interest on variable-rate debt is calculated using rates in effect at September 30, 2013.

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

To illustrate the effect of movements in the interest rate and foreign currency markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves and foreign currency exchange rates of the derivative portfolio in order to determine the instruments’ change in fair value. Assuming a one percentage point change in the underlying interest rate curve and foreign currency exchange rates, the estimated change in fair value of each of the underlying derivative instruments would not exceed $6 million. See Note 19 to the Condensed Consolidated Financial Statements for additional analysis details.

Interest Rate Risk.  At September 30, 2013, we are exposed to market risks related to fluctuations in interest rates on the following: (i) $285 million of variable-rate line of credit borrowings, (ii) $25 million of variable-rate senior unsecured notes and (iii) $15 million of variable-rate mortgage debt payable (excludes $72 million of variable-rate mortgage notes that have been hedged through interest-rate swap contracts) that are partially offset by properties with a gross value of $83 million that are subject to leases where the payments fluctuate with changes in LIBOR. Additionally, our exposure to market risks related to fluctuations in interest rates excludes our GBP denominated $222 million (£137 million) variable-rate Term Loan that has been hedged through interest-rate swap contracts.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate investments and variable-rate debt, and assuming no other changes in the outstanding balance as of September 30, 2013, our annual interest expense would increase by approximately $2 million, or less than $0.01 per common share on a diluted basis.

Foreign Currency Risk.  At September 30, 2013, our exposure to foreign currency exchange rates relates to forecasted interest receipts from our GBP denominated senior unsecured notes (see additional discussion of the Four Seasons senior unsecured notes in Note 9 to the Condensed Consolidated Financial Statements). Our foreign currency exchange exposure is mitigated by the forecasted interest and principal payments from our GBP denominated unsecured Term Loan (see Note 10 to the Condensed Consolidated Financial Statements for additional information), and a foreign currency swap contract for approximately 85% of the forecasted interest receipts from our Four Seasons senior unsecured notes through their non-call period, which ends on June 15, 2016.

Market Risk.  We have investments in marketable debt securities classified as held-to-maturity, because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At September 30, 2013, the fair value and adjusted carrying value of marketable debt securities were $273 million and $239 million, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2013.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
July 1-31, 2013	3,826	$45.05	—	—
September 1-30, 2013	1,472	41.42	—	—
Total	5,298	44.04	—	—

(1)          Represents restricted shares withheld under our 2006 Performance Incentive Plan (the “2006 Incentive Plan”), to offset tax withholding obligations that occur upon vesting of restricted shares. Our 2006 Incentive Plan provides that the value of the shares withheld shall be the closing price of our common stock on the date the relevant transaction occurs.

Item 5.  Other Information

On October 31, 2013, we entered into amendments to the existing employment agreements (each an “Amendment”) with each of Paul F. Gallagher, Executive Vice President and Chief Investment Officer, and Timothy M. Schoen, Executive Vice President and Chief Financial Officer which memorialize the terms previously agreed to in binding term sheets, as previously disclosed.  We also entered into a substantially similar Amendment with James W. Mercer, Executive Vice President, General Counsel and Corporate Secretary.  Additionally, we entered into restricted stock unit award agreements (each an “Award Agreement”) with each of Messrs. Gallagher, Schoen and Mercer with respect to a one-time grant of restricted stock units with a value of $1,000,000.  Pursuant to the Award Agreement, fifty percent of the restricted stock units will vest on each of the first and second anniversaries of the grant.

The foregoing summary of each Amendment and Award Agreement is qualified in its entirety by the text of such agreements, copies of which are attached as Exhibits 10.4 through 10.9 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

3.2.3	Amendment No. 3 to Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed March 10, 2011).

3.2.4	Amendment No. 4 to Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed October 3, 2013).

10.1

Employment Agreement, dated October 2, 2013, by and between the Company and Lauralee Martin (incorporated herein by reference to Exhibit 10.1 to HCP’s Current Report on Form 8-K (File No. 1-08895) filed October 3, 2013). †

10.2

Term Sheet Amendment to Employment Agreement, dated October 3, 2013, by and between the Company and Timothy M. Schoen (incorporated herein by reference to Exhibit 10.2 to HCP’s Current Report on Form 8-K (File No. 1-08895) filed October 3, 2013). †

10.3

Term Sheet Amendment to Employment Agreement, dated October 3, 2013, by and between the Company and Paul F. Gallagher (incorporated herein by reference to Exhibit 10.3 to HCP’s Current Report on Form 8-K (File No. 1-08895) filed October 3, 2013). †

10.4	Amendment No. 2, dated as of October 31, 2013, to the Employment Agreement, dated as of January 26, 2012, by and between the Company and Paul F. Gallagher.*†

10.5	Amendment No. 2, dated as of October 31, 2013, to the Employment Agreement, dated as of January 26, 2012, by and between the Company and Timothy M. Schoen.*†

10.6	Amendment No. 2, dated as of October 31, 2013, to the Employment Agreement, dated as of October 25, 2012, by and between the Company and James W. Mercer.*†

10.7	Restricted Stock Unit Award Agreement, dated as of October 3, 2013, by and between the Company and Paul F. Gallagher.*†

10.8	Restricted Stock Unit Award Agreement, dated as of October 3, 2013, by and between the Company and Timothy M. Schoen.*†

10.9	Restricted Stock Unit Award Agreement, dated as of October 31, 2013, by and between the Company and James W. Mercer.*†

31.1	Certification by Lauralee E. Martin, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a). *

31.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a). *

32.1	Certification by Lauralee E. Martin, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350. **

32.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350. **

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Furnished herewith.
†	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2013	HCP, Inc.

(Registrant)

/s/ LAURALEE E. MARTIN
Lauralee E. Martin
President and Chief Executive Officer
(Principal Executive Officer)

/s/ TIMOTHY M. SCHOEN
Timothy M. Schoen
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ SCOTT A. ANDERSON
Scott A. Anderson
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)