Form 10-K
period 2013-12-31
HCP, INC.
filed 2014-02-11
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐ No ☒

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $18.2 billion.

          As of January 31, 2014 there were 457,169,700 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement for the registrant's 2014 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

PART I

        All references in this report to "HCP," the "Company," "we," "us" or "our" mean HCP, Inc. together with its consolidated subsidiaries. Unless the context suggests otherwise, references to "HCP, Inc." mean the parent company without its subsidiaries.

ITEM 1.    Business

Business Overview

        HCP, an S&P 500 company, invests primarily in real estate serving the healthcare industry in the United States. We are a Maryland corporation organized in 1985 to qualify as a self-administered real estate investment trust ("REIT"). We are headquartered in Long Beach, California, with offices in Nashville, Tennessee and San Francisco, California. We acquire, develop, lease, manage and dispose of healthcare real estate, and provide financing to healthcare providers. Our portfolio is comprised of investments in the following five healthcare segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. We make investments in our healthcare segments using the following five investment products: (i) properties under lease, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management and (v) investments in senior housing operations utilizing the structure permitted by the Housing and Economic Recovery Act of 2008, which is commonly referred to as "RIDEA."

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

Healthcare Industry

        Healthcare is the single largest industry in the U.S. based on Gross Domestic Product ("GDP"). According to the National Health Expenditures report by the Centers for Medicare and Medicaid Services ("CMS"): (i) national health expenditures are projected to grow 6.1% in 2014 and 5.8% in 2015; (ii) the average compounded annual growth rate for national health expenditures, over the projection period of 2015 through 2022, is anticipated to be 6.2%; and (iii) the healthcare industry is projected to represent 18.3% of U.S. GDP in 2014.

        Senior citizens are the largest consumers of healthcare services. According to CMS, on a per capita basis, the 75-year and older segment of the population spends 76% more on healthcare than the 65 to 74-year-old segment and over 200% more than the population average.

 U.S. Population Over 65 Years Old

Source: U.S. Census Bureau, the Statistical Abstract of the United States.

Business Strategy

        Our primary goal is to increase stockholder value through profitable growth, which allows us to maintain or increase dividends per share to our stockholders. Our investment strategy to achieve this goal is based on three principles: (i) opportunistic investing, (ii) portfolio diversification and (iii) conservative financing.

  Opportunistic Investing

        We make investment decisions that are expected to drive profitable growth and create stockholder value. We position ourselves to create and take advantage of opportunities that will allow us to meet our goals and investment criteria.

  Portfolio Diversification

        We believe in maintaining a portfolio of healthcare investments diversified by segment, geography, operator, tenant and investment product. We monitor, but do not limit, our investments based on the percentage of our total assets that may be invested in any one property type, investment product or geographic location, the number of properties that may be leased to a single operator or tenant, or loans that may be made to a single borrower. With investments in multiple segments and investment products, we can focus on opportunities with the most attractive risk/reward profile for the portfolio as a whole. We may structure transactions as master leases, require operator or tenant insurance and indemnifications, obtain credit enhancements in the form of guarantees, letters of credit or security deposits, and take other measures to mitigate risk.

  Conservative Financing

        We believe a conservative balance sheet is important to our ability to execute our opportunistic investing approach. We maintain a conservative balance sheet by actively managing our debt-to-equity levels and maintaining multiple sources of liquidity, such as our revolving line of credit facility (the "Facility"), access to capital markets and secured debt lenders, relationships with current and prospective institutional joint venture partners, and our ability to divest of assets. Our debt obligations are primarily fixed rate with staggered maturities, which reduces the impact of rising interest rates on our operations.

        We finance our investments based on our evaluation of available sources of funding. For short-term purposes, we may utilize the Facility or arrange for other short-term borrowings from banks or other sources. We arrange for longer-term financing by offering equity and debt securities, placing mortgage debt and obtaining capital from institutional lenders.

        We specifically incorporate by reference into this section the information set forth in Item 7, "2013 Transaction Overview," of this report.

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

        Income from our facilities is dependent on the ability of our operators and tenants to compete with other companies on a number of different levels, including: the quality of care provided, reputation, the physical appearance of a facility, price and range of services offered, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, the size and demographics of the population in surrounding areas, and the financial condition of our tenants and operators. Private, federal and state payment programs, as well as the effect of laws and regulations, may also have a significant influence on the profitability of our tenants and operators. For a discussion of the risks associated with competitive conditions affecting our business, see "Risk Factors" in Item 1A.

Healthcare Segments

        Senior housing.    At December 31, 2013, we had interests in 444 senior housing facilities, 20 of which are in a RIDEA structure. Excluding RIDEA properties, all of our senior housing facilities are triple-net leased to single tenants. Senior housing facilities include assisted living facilities ("ALFs"), independent living facilities ("ILFs") and continuing care retirement communities ("CCRCs"), which cater to different segments of the elderly population based upon their personal needs. Services provided by our operators or tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our senior housing property types are further described below:

  •
  Assisted Living Facilities.  ALFs are licensed care facilities that provide personal care services, support and housing for those who need help with activities of daily living ("ADL"), such as bathing, eating and dressing, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents requiring memory care as a result of Alzheimer's disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. At December 31, 2013, we had interests in 366 ALFs.

  •
  Independent Living Facilities.  ILFs are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with ADL. However, in some of our facilities, residents have the option to contract for these services. At December 31, 2013, we had interests in 64 ILFs.

  •
  Continuing Care Retirement Communities.  CCRCs provide housing and health-related services under long-term contracts. This alternative is appealing to residents as it eliminates the need for relocating when health and medical needs change, thus allowing residents to "age in place." Some CCRCs require a substantial entry or buy-in fee, and most also charge monthly maintenance fees in exchange for a living unit, meals and some health services. CCRCs typically require the individual to be in relatively good health and independent upon entry. At December 31, 2013, we had interests in 14 CCRCs.

        Our senior housing segment accounted for approximately 36%, 33% and 30% of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. The following table provides information about our senior housing operator concentration for the year ended December 31, 2013:

Tenants/Operators	Percentage of Segment Revenues	Percentage of Total Revenues
HCR ManorCare, Inc. ("HCR ManorCare")	10	28	(1)
Emeritus Corporation ("Emeritus")	35	13
Sunrise Senior Living Inc. ("Sunrise")(2)	13	5
Brookdale Senior Living, Inc. ("Brookdale")	12	4

(1)
Percentage of total revenues includes revenues earned from both senior housing and post-acute/skilled nursing facilities leased to HCR ManorCare.

(2)
These concentrations include properties that are leased to tenants who have entered into management contracts with Sunrise to operate the respective property on their behalf.

        Post-acute/skilled nursing.    At December 31, 2013, we had interests in 302 post-acute/skilled nursing facilities ("SNFs"). SNFs offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and complex treatment available at hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy, as well as sales of pharmaceutical products and other services. Certain SNFs provide some of the foregoing services on an out-patient basis. Post-acute/skilled nursing services provided by our operators and tenants in these facilities are primarily paid for by private sources or through the Medicare and Medicaid programs. All of our SNFs are triple-net leased to single tenants.

        Our post-acute/skilled nursing segment accounted for approximately 29% of total revenues for each of the years ended December 31, 2013, 2012 and 2011. During the year ended December 31, 2013, HCR ManorCare, as our tenant/operator, contributed 83% of our post-acute/skilled nursing segment revenues.

        Life science.    At December 31, 2013, we had interests in 115 life science properties, including four facilities owned by our Investment Management Platform. These properties contain laboratory and office space primarily for biotechnology, medical device and pharmaceutical companies, scientific research institutions, government agencies and other organizations involved in the life science industry. While these properties contain similar characteristics to commercial office buildings, they generally contain more advanced electrical, mechanical, and heating, ventilating, and air conditioning ("HVAC") systems. The facilities generally have specialty equipment including emergency generators, fume hoods, lab bench tops and related amenities. In many instances, life science tenants make significant investments to improve their leased space, in addition to landlord improvements, to accommodate biology, chemistry or medical device research initiatives. Life science properties are primarily configured in business park or campus settings and include multiple buildings. The business park and campus settings allow us the opportunity to provide flexible, contiguous/adjacent expansion to accommodate the growth of existing tenants. Our properties are located in well-established geographical markets known for scientific research, including San Francisco, San Diego and Salt Lake City. At December 31, 2013, 96% of our life science properties were triple-net leased (based on leased square feet).

        Our life science segment accounted for approximately 14%, 15% and 17% of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. The following table provides information about our life science tenant concentration for the year ended December 31, 2013:

Tenants	Percentage of Segment Revenues	Percentage of Total Revenues
Amgen, Inc.	18	3
Genentech, Inc.	18	3

        Medical office.    At December 31, 2013, we had interests in 272 medical office buildings ("MOBs"), including 66 facilities owned by our Investment Management Platform. These facilities typically contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these facilities are similar to commercial office buildings, they require additional plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room, and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain "vaults" or other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices), with approximately 77% of our MOBs, based on square feet, located on hospital campuses and 94% are affiliated with hospital systems. At December 31, 2013, 47% of our medical office buildings were triple-net leased (based on leased square feet).

        Our medical office segment accounted for approximately 17%, 18% and 19% of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. During the year ended December 31, 2013, HCA, Inc. ("HCA"), as our tenant, contributed 14% of our medical office segment revenues.

        Hospital.    At December 31, 2013, we had interests in 20 hospitals, including four facilities owned by our Investment Management Platform. Services provided by our operators and tenants in these facilities are paid for by private sources, third-party payors (e.g., insurance and Health Maintenance Organizations or "HMOs"), or through the Medicare and Medicaid programs. Our hospital property types include acute care, long-term acute care, specialty and rehabilitation hospitals. Our hospitals are generally leased to single tenants or operators under triple-net lease structures.

        Our hospital segment accounted for approximately 4%, 5% and 5% of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. The following table provides information about our hospital tenant/operator concentration for the year ended December 31, 2013:

Tenants/Operators	Percentage of Segment Revenues	Percentage of Total Revenues
HCA(1)	17	3
Tenet Healthcare Corporation	32	1

(1)
Percentage of total revenues from HCA includes revenues earned from both our medical office and hospital segments.

Investment Products

        Properties under lease.    We primarily generate revenue from properties under long-term leases. Most of our rents and other earned income from leases are received under triple-net leases or leases that provide for a substantial recovery of property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities and insurance. However, some of our MOB and life science facility rents are structured under gross or modified gross leases. Accordingly, for such gross or modified gross leases, we incur the property operating expenses.

        Our ability to grow income from leased properties depends, in part, on our ability to (i) increase rental income and other earned income by increasing rental rates and occupancy levels, (ii) maximize tenant recoveries and (iii) control non-recoverable operating expenses. Most of our leases include contractual annual base rent escalation clauses that are either predetermined fixed increases or are a function of an inflation index, which may include minimum and/or maximum percentage increases.

        Debt investments.    Our mezzanine loans are generally secured by a pledge of ownership interests of an entity or entities, which directly or indirectly own properties, and are subordinate to other debt, including mortgages and other mezzanine loans. Our mortgage and construction loans are typically made to healthcare providers, and healthcare real estate generally secures these loans.

        Developments and redevelopments.    We generally commit to development projects that are at least 50% pre-leased or when we believe that market conditions will support speculative construction. We work closely with our local real estate service providers, including brokerage, property management, project management and construction management companies to assist us in evaluating development proposals and completing developments. Our development and redevelopment investments are primarily in our life science and medical office segments. Redevelopments are properties that require significant capital expenditures (generally more than 25% of acquisition cost or existing basis) to renovate, achieve stabilization or to change the primary use of the property.

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

Portfolio Summary

        At December 31, 2013, we managed $21.7 billion of investments in our Owned Portfolio and Investment Management Platform. At December 31, 2013, we also owned $517 million of assets under development, redevelopment, and land held for future development.

Owned Portfolio

        As of December 31, 2013, our leases, operating properties and debt investments in our Owned Portfolio consisted of the following (square feet and dollars in thousands):

			Investment(3)
	Number of Properties(1)				Total Investment		Interest Income(5)
Segment		Capacity(2)	Properties(1)	Debt		NOI(4)
Senior housing	444	45,582 Units	$7,654,129	$164,663	$7,818,792	$653,191	$11,621
Post-acute/skilled	302	38,566 Beds	5,755,824	427,356	6,183,180	539,320	73,595
Life science	111	7,080 Sq. ft.	3,439,319	—	3,439,319	239,923	—
Medical office	206	14,094 Sq. ft.	2,663,101	—	2,663,101	212,958	—
Hospital	16	2,221 Beds	592,360	18,071	610,431	68,198	943

Total	1,079		$20,104,733	$610,090	$20,714,823	$1,713,590	$86,159

(1)
Represents 1,059 properties under lease with an investment value of $19.3 billion and 20 operating properties under a RIDEA structure with an investment value of $768 million.

(2)
Senior housing facilities are measured in available units (e.g., studio, one or two bedroom units). Life science facilities and medical office buildings are measured in square feet. SNFs and hospitals are measured in available bed count.

(3)
Property investment represents: (i) the carrying amount of real estate and intangibles, after adding back accumulated depreciation and amortization; and (ii) the carrying amount of direct financing leases. Debt investment represents the carrying amount of mezzanine, mortgage and other secured loan investments.

(4)
Net Operating Income from Continuing Operations ("NOI") is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate properties. For the reconciliation of NOI to net income for 2013, refer to Note 14 to the Consolidated Financial Statements.

(5)
Interest income represents interest earned from our debt investments.

        See Note 14 to the Consolidated Financial Statements for additional information on our business segments.

Developments and Redevelopments

        At December 31, 2013, in addition to our investments in leased properties and debt investments, we had an aggregate investment of $517 million in assets under development, redevelopment, and land held for future development, primarily in our life science and medical office segments.

Investment Management Platform

        As of December 31, 2013, our Investment Management Platform consisted of the following properties under lease (square feet and dollars in thousands):

Segment	Number of Properties	Capacity	HCP's Ownership Interest	Joint Venture Investment(1)	Total Revenues	Total Operating Expenses
Medical office	66	3,389 Sq. ft.	20 - 30%	$739,493	$71,755	$31,250
Life science	4	278 Sq. ft.	50 - 63%	145,410	10,867	1,889
Hospital	4	149 Beds	20%	77,610	7,550	986

Total	74			$962,513	$90,172	$34,125

(1)
Represents the joint ventures' carrying amount of real estate and intangibles, after adding back accumulated depreciation and amortization.

Employees of HCP

        At December 31, 2013, we had 154 full-time employees, none of whom are subject to a collective bargaining agreement.

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

        Based on information primarily provided by our tenants and operators, excluding our medical office segment, at December 31, 2013 we estimate that approximately 17% and 14% of the annualized base rental payments received from our tenants and operators were dependent on Medicare and Medicaid reimbursement, respectively.

        The following is a discussion of certain laws and regulations generally applicable to our operators, and in certain cases, to us.

  Fraud and Abuse Enforcement

        There are various extremely complex federal and state laws and regulations governing healthcare providers' relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include (i) federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs, (ii) federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services, (iii) federal and state physician self-referral laws (commonly referred to as the "Stark Law"), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship, (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services and (v) federal and state privacy laws, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1996, which provide for the privacy and security of personal health information. Violations of healthcare fraud and abuse laws carry civil, criminal and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. These laws are enforced by a variety of federal, state and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or "whistleblower" actions. Many of our operators and tenants are subject to these laws, and may become the subject of governmental enforcement actions if they fail to comply with applicable laws.

  Reimbursement

        Sources of revenue for many of our tenants and operators include, among others, governmental healthcare programs, such as the federal Medicare program and state Medicaid programs, and non-governmental payors, such as insurance carriers and HMOs. As federal and state governments focus on healthcare reform initiatives, and as the federal government and many states face significant budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and operators.

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

  Life Science Facilities

        While certain of our life science tenants include some well-established companies, other such tenants are less established and, in some cases, may not yet have a product approved by the Food and Drug Administration, or other regulatory authorities, for commercial sale. Creating a new pharmaceutical product or medical device requires substantial investments of time and money, in part because of the extensive regulation of the healthcare industry; it also entails considerable risk of failure in demonstrating that the product is safe and effective and in gaining regulatory approval and market acceptance.

  Senior Housing Entrance Fee Communities

        Certain of our senior housing facilities are operated as entrance fee communities. Generally, an entrance fee is an upfront fee or consideration paid by a resident, a portion of which may be refundable, in exchange for some form of long-term benefit. Some of the entrance fee communities are subject to significant state regulatory oversight, including, for example, oversight of each facility's financial condition, establishment and monitoring of reserve requirements and other financial restrictions, the right of residents to cancel their contracts within a specified period of time, lien rights in favor of the residents, restrictions on change of ownership and similar matters.

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

  Environmental Matters

        A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect healthcare facility operations. These complex federal and state statutes, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner's or secured lender's liability therefore could exceed or impair the value of the property and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our earnings. For a description of the risks associated with environmental matters, see "Risk Factors" in Item 1A of this report.

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

Risks Related to Our Business

Volatility, disruption or uncertainty in the financial markets may impair our ability to raise capital, obtain new financing or refinance existing obligations and fund real estate and development activities.

        The global financial markets have experienced pervasive and fundamental disruptions. While these conditions have stabilized since the first quarter of 2009 and the capital markets continue to show signs of improvement, the strength and sustainability of an economic recovery is uncertain. Additional levels of market disruption, volatility or uncertainty could materially adversely impact our ability to raise capital, obtain new financing or refinance our existing obligations as they mature and fund real estate and development activities.

        Market volatility could also lead to significant uncertainty in the valuation of our investments and those of our joint ventures, which may result in a substantial decrease in the value of our properties and those of our joint ventures. As a result, we may not be able to recover the carrying amount of such investments and the associated goodwill, if any, which may require us to recognize impairment charges in earnings.

We rely on external sources of capital to fund future capital needs, and limitations on our access to such capital could have a materially adverse effect on our ability to meet commitments as they become due or make future investments necessary to grow our business.

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

  •
  the stability of the market value of our properties;

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

        The credit ratings of our senior unsecured debt are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses of us. Our credit ratings can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit ratings, and in the event that our current credit ratings deteriorate, we would likely incur higher borrowing costs and it may be more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. Also, a downgrade in our credit ratings would trigger additional costs or other potentially negative consequences under our current and future credit facilities and debt instruments.

Our level of indebtedness may increase and materially adversely affect our future operations.

        Our outstanding indebtedness as of December 31, 2013 was approximately $8.7 billion. We may incur additional indebtedness in the future, including in connection with the development or acquisition of assets, which may be substantial. Any significant additional indebtedness could negatively affect the credit ratings of our debt and require us to dedicate a substantial portion of our cash flow to interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, conduct development activities, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

Covenants related to our indebtedness limit our operational flexibility, and breaches of these covenants could materially adversely affect our business, results of operations and financial condition.

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

        We manage a portion of our exposure to interest rate risk by accessing debt with staggered maturities and through the use of derivative instruments, primarily interest rate swap agreements. However, no amount of hedging activity can fully insulate us from the risks associated with changes in interest rates. Swap agreements involve risk, including that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, that the amount of income we earn from hedging transactions may be limited by federal tax provisions governing REITs, and that these arrangements may cause us to pay higher interest rates on our debt obligations than would otherwise be the case. Failure to hedge effectively against interest rate risk, if we choose to engage in such activities, could adversely affect our results of operations and financial condition.

We may be adversely affected by fluctuations in currency exchange rates.

        We continue to pursue growth opportunities in international markets where the U.S. dollar is not the denominated currency. The ownership of investments located outside of the United States subjects us to risk from fluctuations in exchange rates between foreign currencies and the U.S. dollar. A significant change in the value of the foreign currency of one or more countries where we have a significant investment may have a material adverse effect on our financial position, debt covenant ratios, results of operations and cash flow.

        We may attempt to manage the impact of foreign currency exchange rate changes through the use of derivative contracts or other methods. For example, we have a £137 million GBP investment ($227 million at December 31, 2013) and maintain a £137 million unsecured GBP term loan as a natural hedge. Additionally, we executed a currency swap contract to hedge the risk related to a portion of the forecasted interest receipts on this investment. However, no amount of hedging activity can fully insulate us from the risks associated with changes in foreign currency exchange rates, and the failure to hedge effectively against foreign currency exchange rate risk, if we choose to engage in such activities, could materially adversely affect our results of operations and financial condition.

We depend on a limited number of operators and tenants that account for a large percentage of our revenues.

        During the year ended December 31, 2013, approximately 50% of our revenues were generated by our leasing or financial arrangements with the following four companies: HCR ManorCare (28%); Emeritus (13%); Sunrise (5%); and Brookdale (4%). The failure, inability or unwillingness of these operators or tenants to meet their obligations to us could materially reduce our cash flow as well as our results of operations, which could in turn reduce the amount of dividends we pay, cause our stock price to decline and have other material adverse effects on our business, results of operations and financial condition.

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

        For the year ended December 31, 2013, approximately 41% of our revenue was derived from properties located in California (21%), Texas (11%) and Florida (9%). As a result, we are subject to increased exposure to adverse conditions affecting these regions, including downturns in the local economies or changes in local real estate conditions, increased competition or decreased demand, and changes in state-specific legislation, which could adversely affect our business and results of operations.

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

        Our leases generally require our tenants and operators to secure and maintain comprehensive liability and property insurance that covers us, as well as the tenants and operators. Certain losses may not be adequately insured by our tenants and operators. Should an uninsured loss or a loss in excess of insured limits occur, we could incur liability or lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenues from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. We continually review the insurance maintained by our tenants and operators and believe the coverage provided to be customary for similarly situated companies in our industry. However, we cannot provide any assurances that we will continue to require the same level of insurance coverage of our tenants and operators, or that such insurance will be available at a reasonable cost in the future. Also, we cannot assure you that material uninsured losses, or losses in excess of insurance proceeds, will not occur in the future.

Our operators and tenants are faced with litigation and may experience rising liability and insurance costs.

        In some states, advocacy groups have been created to monitor the quality of care at healthcare facilities and these groups have brought litigation against the operators and tenants of such facilities. Also, in several instances, private litigation by patients has succeeded in winning large damage awards for alleged abuses. The effect of this litigation and other potential litigation may materially increase the costs incurred by our operators and tenants for monitoring and reporting quality of care compliance. In addition, their cost of liability and medical malpractice insurance can be significant and may increase or even not be available at a reasonable cost so long as the present healthcare litigation environment continues. Cost increases could cause our operators to be unable to make their lease or mortgage payments or fail to purchase the appropriate liability and malpractice insurance, potentially decreasing our revenues and increasing our collection and litigation costs. In addition, as a result of our ownership of healthcare facilities, we may be named as a defendant in lawsuits allegedly arising from the actions of our operators or tenants, for which claims such operators and tenants have agreed to indemnify, defend and hold us harmless from and against, but which may require unanticipated expenditures on our part.

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

Legislation to address federal government operations and Administration decisions affecting the Centers for Medicare and Medicaid Services could have a material adverse effect on our operators' liquidity, financial condition or results of operations.

        Enactment of the Consolidated Appropriations Act of 2014 and Congressional consideration of legislation pertaining to the federal debt ceiling, the Affordable Care Act, tax reform, and entitlement programs, including reimbursement rates for physicians, could have a material adverse effect on our operators' liquidity, financial condition or results of operations. In particular, funding for entitlement programs such as Medicare and Medicaid may result in increased costs and fees for programs such as

Medicare Advantage Plans and reductions in reimbursements to providers; Congressional action related to the federal debt ceiling may have an impact on credit markets; tax reform may impact corporate and individual tax rates as well as impact retirement plans. Additionally, amendments to the Patient Protection and Affordable Care Act, along with the Health Care and Education Reconciliation Act of 2010 (collectively, the "Affordable Care Act"), implementation of the Affordable Care Act by the Administration, and decisions by the Centers for Medicare and Medicaid Services could impact the delivery of services and benefits under Medicare, Medicaid or Medicare Advantage Plans. Such changes could have a material adverse effect on our operators' liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and could have a material adverse effect on us.

Operators and tenants that fail to comply with federal, state and local licensure, certification and inspection laws and regulations may cease to operate or be unable to meet their financial and other contractual obligations to us.

        Certain of our operators and tenants are subject to extensive federal, state, local and industry-related licensure, certification and inspection laws, regulations and standards. Our operators' or tenants' failure to comply with any of these laws, regulations or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, loss of license or closure of the facility and/or the incurrence of considerable costs arising from an investigation or regulatory action. For example, certain of our properties may require a license, registration and/or certificate of need to operate. Failure of any operator or tenant to obtain a license, registration or certificate of need, or loss of a required license, registration or certificate of need, would prevent a facility from operating in the manner intended by such operator or tenant. Additionally, failure of our operators and tenants to generally comply with applicable laws and regulations may have an adverse effect on facilities owned by or mortgaged to us, and therefore may materially adversely impact us. See "Item 1—Business—Government Regulation, Licensing and Enforcement—Healthcare Licensure and Certificate of Need" above.

Increased competition, as well as an inability to grow revenues as originally forecast, has resulted and may further result in lower net revenues for some of our operators and tenants and may affect their ability to meet their financial and other contractual obligations to us.

        The healthcare industry is highly competitive and can become more competitive in the future. The occupancy levels at, and rental income from, our facilities is dependent on our ability and the ability of our operators and tenants to maintain and increase such levels and income and to compete with entities that have substantial capital resources. These entities compete with other operators and tenants on a number of different levels, including the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location and the size and demographics of the population in the surrounding area. Private, federal and state payment programs and the effect of laws and regulations may also have a significant influence on the profitability of the properties and their tenants. Our operators and tenants also compete with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. Such competition, which is due, in part, to historical over-development in some segments in which we invest, has caused the occupancy rate of newly constructed buildings to slow and the monthly rate that many newly built and previously existing facilities were able to obtain for their services to decrease. We cannot be certain that the operators and tenants of all of our facilities will be able to achieve occupancy and rate levels that will enable them to meet all of their obligations to us. Further, many competing companies may have resources and attributes that are superior to those of our operators and tenants. Thus, our operators and tenants may encounter increased competition in the future that could limit their ability to maintain or attract residents or expand their businesses which could materially adversely affect their ability to meet their financial and other contractual obligations to us, potentially decreasing our revenues, impairing our assets, and increasing our collection and dispute costs.

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

        If an operator or tenant defaults under one of our mortgages or mezzanine loans, we may have to foreclose on the loan or protect our interest by acquiring title to the collateral and thereafter making substantial improvements or repairs in order to maximize the property's investment potential. In some cases, as noted above, the collateral consists of the equity interests in an entity that directly or indirectly owns the applicable real property or interests in operating facilities and, accordingly, we may not have full recourse to assets of that entity. Operators, tenants or borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against our exercise of enforcement or other remedies and/or bring claims for lender liability in response to actions to enforce mortgage obligations. Foreclosure-related costs, high loan-to-value ratios or declines in the value of the facility may prevent us from realizing an amount equal to our mortgage or mezzanine loan upon foreclosure, and we may be required to record a valuation allowance for such losses. Even if we are able to successfully foreclose on the collateral securing our real estate-related loans, we may inherit properties for which we may be unable to expeditiously seek tenants or operators, if at all, or equity interests that we are unable to immediately resell due to limitations under the securities laws, either of which would adversely affect our ability to fully recover our investment.

Required regulatory approvals can delay or prohibit transfers of our healthcare facilities.

        Transfers of healthcare facilities to successor tenants or operators may be subject to regulatory approvals or ratifications, including, but not limited to, change of ownership approvals under certificate of need laws and Medicare and Medicaid provider arrangements that are not required for transfers of other types of commercial operations and other types of real estate. The replacement of any tenant or operator could be delayed by the regulatory approval process of any federal, state or local government agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. If we are unable to find a suitable replacement tenant or operator upon favorable terms, or at all, we may take possession of a facility, which might expose us to successor liability, require us to indemnify subsequent operators to whom we might transfer the operating rights and licenses, or spend substantial time and funds to adapt the facility to other uses, all of which may materially adversely affect our business, results of operations, and financial condition.

Competition may make it difficult to identify and purchase, or develop, suitable healthcare facilities to grow our investment portfolio.

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

        Healthcare facilities are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and at times tenant-specific. A new or replacement operator or tenant may require different features in a property, depending on that operator's or tenant's particular business. If a current operator or tenant is unable to pay rent and/or vacates a property, we may incur substantial expenditures to modify a property before we are able to secure another operator or tenant. Also, if the property needs to be renovated to accommodate multiple operators or tenants, we may incur substantial expenditures before we are able to re-lease the space. These expenditures or renovations may materially adversely affect our business, results of operations and financial condition.

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

  •
  the project may not be completed on schedule as a result of a variety of factors that are beyond our control, including natural disasters, labor conditions, material shortages, regulatory hurdles, civil unrest and acts of war, which can result in increases in construction costs and debt service expenses or provide tenants or operators with the right to terminate pre-construction leases; and

  •
  occupancy rates and rents at a newly completed property may not meet expected levels and could be insufficient to make the property profitable.

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

        We regularly review potential transactions in order to maximize stockholder value and believe that currently there are available a number of acquisition opportunities that would be complementary to our business, given the recent industry consolidation trend. In connection with our review of such transactions, we regularly engage in discussions with potential acquisition candidates, some of which are material. Any future acquisitions could require the issuance of securities, the incurrence of debt, assumption of contingent liabilities or incurrence of significant expenditures, any of which could materially adversely impact our business, financial condition or results of operations. In addition, the financing required for such acquisitions may not be available on commercially favorable terms or at all.

Loss of our key personnel could temporarily disrupt our operations and adversely affect us.

        We are dependent on the efforts of our executive officers, and competition for these individuals is intense. Although our chief executive officer, chief financial officer, chief investment officer and general counsel have employment agreements with us, we cannot assure you that they will remain employed with us. The loss or limited availability of the services of any of our executive officers, or our inability to recruit and retain qualified personnel in the future, could, at least temporarily, have a material adverse effect on our business, results of operations and financial condition and the value of our common stock.

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

        We maintain comprehensive insurance coverage on our properties with terms, conditions, limits and deductibles that we believe are adequate and appropriate given the relative risk and costs of such coverage, and we continually review the insurance maintained by us. However, a large number of our properties are located in areas exposed to earthquake, windstorm, flood and other natural disasters and may be subject to other losses. In particular, our life science portfolio is concentrated in areas known to be subject to earthquake activity. While we purchase insurance for earthquake, windstorm, flood and other natural disasters that we believe is adequate in light of current industry practice and analyses prepared by outside consultants, there is no assurance that such insurance will fully cover such losses. These losses can decrease our anticipated revenues from a property and result in the loss of all or a portion of the capital we have invested in a property. Following these events, we may remain obligated for any mortgage debt or other financial obligations related to the property. The insurance market for such exposures can be very volatile and we may be unable to purchase the limits and terms we desire on a commercially reasonable basis in the future. In addition, there are certain exposures where insurance is not purchased as we do not believe it is economically feasible to do so or where there is no viable insurance market.

Environmental compliance costs and liabilities associated with our real estate related investments may materially impair the value of those investments.

        Under various federal, state and local laws, ordinances and regulations, as a current or previous owner of real estate, we may be required to investigate and clean up certain hazardous or toxic substances or petroleum released at a property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by the third parties in connection with the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. Although we (i) currently carry environmental insurance on our properties in an amount and subject to deductibles that we believe are commercially reasonable, and (ii) generally require our operators and tenants to undertake to indemnify us for environmental liabilities they cause, such liabilities could exceed the amount of our insurance, the financial ability of the tenant or operator to indemnify us or the value of the contaminated property. The presence of contamination or the failure to remediate contamination may materially adversely affect our ability to sell or lease the real estate or to borrow using the real estate as collateral. As the owner of a site, we may also be held liable to third parties for damages and injuries resulting from environmental contamination emanating from the site. Although we are generally indemnified by the current operators or tenants of our properties for contamination caused by them, these indemnities may not adequately cover all environmental costs. We may also experience environmental liabilities arising from conditions not known to us.

The impact of the comprehensive healthcare regulation enacted in 2010 on us and operators and tenants cannot accurately be predicted.

        Legislative proposals are introduced or proposed in Congress and in some state legislatures each year that would affect major changes in the healthcare system, either nationally or at the state level. Notably, in March 2010, President Obama signed into law the Affordable Care Act. The passage of the Affordable Care Act has resulted in comprehensive reform legislation that is expanding healthcare coverage to millions of currently uninsured people beginning in 2014 and that provides for significant changes to the U.S. healthcare system over the next ten years. To help fund this expansion, the Affordable Care Act outlines certain reductions in Medicare reimbursements for various healthcare providers, including long-term acute care hospitals and skilled nursing facilities, as well as certain other changes to Medicare payment methodologies. This comprehensive healthcare legislation provides for extensive future rulemaking by regulatory authorities, and also may be altered or amended. We cannot accurately predict whether any pending legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our operators and tenants and, thus, our business. Similarly, while we can anticipate that some of the rulemaking that will be promulgated by regulatory authorities will affect our operators and tenants and the manner in which they are reimbursed by the federal healthcare programs, we cannot accurately predict today the impact of those regulations on our operators and tenants and thus on our business.

        The Supreme Court's decision upholding the constitutionality of the individual mandate while striking down the provisions linking federal funding of state Medicaid programs with a federally mandated expansion of those programs has not reduced the uncertain impact that the law will have on healthcare delivery systems over the next decade. We can expect that the federal authorities will continue to implement the law, but, because of the Supreme Court's mixed ruling, the implementation will take longer than originally expected, with a commensurate increase in the period of uncertainty regarding the law's full long-term financial impact on the delivery of and payment for healthcare.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

        We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, and tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant and other customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems' improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

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

  •
  Prospects for liquidity through financing or refinancing; and

  •
  Our access to and cost of capital.

        The following summarizes our property and direct financing lease ("DFL") investments as of and for the year ended December 31, 2013 (square feet and dollars in thousands).

Facility Location	Number of Facilities	Capacity	Gross Asset Value(1)	Rental Revenues(2)	Operating Expenses
Senior housing—real estate:		(Units)
California	34	3,670	$632,647	$69,314	$1,977
Texas	34	4,266	535,010	58,116	—
Florida	28	3,570	473,799	45,414	—
Oregon	31	2,430	356,955	30,030	276
Virginia	11	1,419	285,770	22,888	51
Washington	20	1,433	235,838	19,075	1
Colorado	7	1,069	212,622	20,069	—
Illinois	11	999	194,419	17,582	—
New Jersey	8	802	176,332	12,832	62
Georgia	19	1,108	162,435	12,624	3
Other (31 States)	128	12,271	1,821,104	176,335	1,041

	331	33,037	5,086,931	484,279	3,411
Senior housing—RIDEA:
Other (6 States)	20	4,618	701,478	145,938	91,879
Senior housing—DFLs(3):
Maryland	13	1,089	252,037	20,603	2
New Jersey	8	676	189,252	14,784	121
Illinois	10	938	176,654	14,440	—
Florida	14	1,203	160,446	13,195	63
Pennsylvania	10	725	145,997	12,365	—
Ohio	11	961	141,031	11,100	25
Other (12 States)	27	2,335	414,767	32,090	102

	93	7,927	1,480,184	118,577	313

Total senior housing	444	45,582	$7,268,593	$748,794	$95,603

Post-acute/skilled nursing—real estate:		(Beds)
Virginia	9	932	$58,377	$6,853	$—
Indiana(4)	8	873	46,964	8,326	—
Ohio	6	577	30,863	4,952	11
Nevada	2	303	16,363	3,050	—
Colorado	2	216	13,800	1,800	—
Other (6 States)	7	717	25,314	4,201	2,002

	34	3,618	191,681	29,182	2,013
Post-acute/skilled nursing—DFLs(3):
Pennsylvania	43	6,916	1,235,099	116,981	—
Illinois	26	3,244	716,196	65,492	—
Ohio	44	5,005	653,493	60,958	133
Michigan	27	3,159	590,477	53,193	—
Florida	27	3,491	557,271	51,683	10
Other (24 States)	101	13,133	1,796,788	164,316	329

	268	34,948	5,549,324	512,623	472

Total post-acute/skilled nursing	302	38,566	$5,741,005	$541,805	$2,485

Facility Location	Number of Facilities	Capacity	Gross Asset Value(1)	Rental Revenues(2)	Operating Expenses
Life science:		(Sq. Ft.)
California	100	6,326	$3,071,261	$279,378	$54,005
Utah	10	669	114,480	15,658	1,924
Other (2 States)(4)	1	85	38,720	1,843	1,027

Total life science	111	7,080	$3,224,461	$296,879	$56,956

Medical office:		(Sq. Ft.)
Texas	48	4,280	$686,752	$98,876	$44,851
California	15	871	224,462	26,301	12,349
Utah	28	1,292	194,044	26,780	7,842
Colorado	16	1,080	191,322	27,897	11,351
Washington	6	651	156,622	28,798	10,664
Tennessee	16	1,373	148,759	26,371	11,307
Other (21 States and Mexico)(4)	77	4,547	807,710	117,311	41,012

Total medical office	206	14,094	$2,409,671	$352,334	$139,376

Hospital:		(Beds)
Texas	4	906	$230,019	$17,027	$3,683
California	2	111	143,500	18,654	—
Louisiana	2	79	31,616	2,699	121
Other (5 States)	5	369	57,125	10,677	—

	13	1,465	$462,260	$49,057	$3,804
Hospital—DFLs(3):
Other (3 States)	3	756	123,891	23,003	58

Total hospital	16	2,221	$586,151	$72,060	$3,862

Total properties	1,079		$19,229,881	$2,011,872	$298,282

(1)
Represents gross real estate and the carrying value of DFLs. Gross real estate represents the carrying amount of real estate after adding back accumulated depreciation and amortization.

(2)
Rental revenues represent the combined amount of rental and related revenues, tenant recoveries, resident fees and services and income from direct financing leases.

(3)
Represents leased properties that are classified as DFLs.

(4)
Includes properties with a portion that has been taken out of redevelopment and placed into service.

        The following table summarizes occupancy and average annual rent trends for our owned portfolio for the years ended December 31, (square feet in thousands):

	2013	2012	2011	2010	2009
Senior housing(1):
Average annual rent per unit(2)	$13,174	$13,140	$14,431	$12,675	$11,936
Average capacity (units)(3)	45,400	36,694	30,167	24,356	24,112
Post-acute/skilled nursing(1):
Average annual rent per bed(2)	$12,218	$11,802	$12,669	$7,118	$7,063
Average capacity (beds)(3)	38,464	38,459	26,167	3,675	3,644
Life science:
Average occupancy percentage	92%	90%	90%	89%	91%
Average annual rent per square foot(2)	$44	$45	$44	$44	$43
Average occupied square feet(3)	6,480	6,250	6,076	5,740	5,554
Medical office:
Average occupancy percentage	91%	91%	91%	91%	91%
Average annual rent per square foot(2)	$27	$27	$27	$26	$26
Average occupied square feet(3)	12,767	12,147	11,721	11,437	11,431
Hospital(1):
Average annual rent per bed(2)	$38,437	$37,679	$36,974	$36,273	$32,984
Average capacity (beds)(3)	2,175	2,087	2,084	2,064	2,041

(1)
Senior housing includes average units of 4,620, 4,626 and 1,545 for the years ended December 31, 2013, 2012 and 2011, respectively, that are in a RIDEA structure in which resident occupancy impacts our annual revenue. The average resident occupancy for these units was 88%, 86% and 86% for the years ended December 31, 2013, 2012 and 2011, respectively. All other senior housing, post-acute/skilled nursing and hospital facilities are generally triple-net leased to single tenants, which were substantially 100% leased.

(2)
Average annual rent is presented as a ratio of revenues comprised of rental and related revenues, tenant recoveries and income from direct financing leases divided by the average capacity or average occupied square feet of the facilities and annualized for mergers and acquisitions for the year in which they occurred. Average annual rent for leased properties (including DFLs) excludes termination fees and non-cash revenue adjustments (i.e., straight-line rents, amortization of above and below market lease intangibles and DFL interest accretion). Average annual rent for properties operated under a RIDEA structure is calculated based on NOI divided by the average capacity of the facilities.

(3)
Capacity for senior housing facilities is measured in available units (e.g., studio, one or two bedroom units). Capacity for post-acute/skilled nursing and hospitals is measured in available bed count. Capacity for life science facilities and MOBs is measured in square feet. Average capacity for senior housing, post-acute/skilled nursing and hospitals is as reported by the respective tenants or operators for the twelve month period and one quarter in arrears from the periods presented.

Development Properties

        The following table sets forth the properties owned by us in our life science, medical office and hospital segments as of December 31, 2013 that are currently under development or redevelopment (dollars and square feet in thousands):

Name of Project	Location	Estimated Completion Date(1)	Estimated Rentable Sq. Ft.	Investment To Date	Estimated Total Investment
Life science:
Durham Research Lab(2)	Durham, NC	1Q 2014	28	$14,236	$17,072
Ridgeview	Poway, CA	2Q 2014	115	14,457	22,937
Carmichael II(2)	Durham, NC	4Q 2014	77	9,447	29,733
1030 Massachusetts Avenue(2)	Cambridge, MA	1Q 2015	53	26,041	29,013
Medical office:
Alaska(2)	Anchorage, AK	1Q 2014	32	8,046	9,561
Folsom	Sacramento, CA	1Q 2014	92	37,005	39,251
Bayfront(2)	St. Petersburg, FL	4Q 2014	135	12,493	21,850
Delta Point(2)	Las Vegas, NV	4Q 2014	60	18,111	23,111
Post-acute/skilled nursing:
Anderson II	Anderson, IN	1Q 2014	N/A	7,185	9,090

				$147,021	$201,618

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

(2)
Represents a portion of the facility.

Tenant Lease Expirations

        The following table shows tenant lease expirations, including those related to DFLs, for the next 10 years and thereafter at our leased properties, assuming that none of the tenants exercise any of their renewal options (dollars and square feet in thousands). See "Tenant Purchase Options" section of Note 12 to the Consolidated Financial Statements for additional information on leases subject to purchase options.

		Expiration Year
Segment	Total	2014(1)	2015	2016	2017	2018	2019	2020	2021	2022	2023	Thereafter
Senior housing(2):
Properties	424	—	1	14	8	37	10	43	16	3	8	284
Base rent(3)	$551,615	$—	$214	$16,838	$10,574	$79,050	$14,884	$68,823	$18,224	$3,221	$22,991	$316,796
% of segment base rent	100	—	—	3	2	14	3	12	3	1	4	58
Post-acute/skilled:
Properties	302	—	1	1	—	2	21	5	—	4	—	268
Base rent(3)	$473,686	$—	$462	$330	$—	$1,139	$18,415	$5,513	$—	$3,179	$—	$444,648
% of segment base rent	100	—	—	—	—	—	4	1	—	1	—	94
Life science:
Square feet	6,545	420	714	382	852	613	259	974	557	280	769	725
Base rent(3)	$241,193	$9,489	$24,352	$9,872	$28,901	$28,182	$7,916	$44,928	$31,633	$8,618	$32,969	$14,333
% of segment base rent	100	4	10	4	12	12	3	19	13	3	14	6
Medical office:
Square feet	12,921	2,516	1,654	1,547	1,626	1,667	903	1,113	436	553	335	571
Base rent(3)	$288,780	$56,917	$38,014	$34,238	$37,165	$35,904	$19,701	$23,172	$10,442	$12,831	$7,159	$13,237
% of segment base rent	100	20	13	12	13	12	7	8	4	4	2	5
Hospital:
Properties	17	—	—	—	3	—	5	1	1	2	—	5
Base rent(3)	$66,842	$—	$—	$—	$10,153	$—	$7,194	$5,471	$1,118	$8,906	$—	$34,000
% of segment base rent	100	—	—	—	15	—	11	8	2	13	—	51
Total:
Base rent(3)	$1,622,116	$66,406	$63,042	$61,278	$86,793	$144,275	$68,110	$147,907	$61,417	$36,755	$63,119	$823,014
% of total base rent	100	4	4	4	5	9	4	9	4	2	4	51

(1)
Includes month-to-month leases.

(2)
Excludes RIDEA facilities with annualized NOI of $53.3 million.

(3)
The most recent month's (or subsequent month's if acquired in the most recent month) base rent including additional rent floors and cash income from direct financing leases annualized for 12 months. Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of above and below market lease intangibles, DFL interest accretion and deferred revenues).

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

	2013		2012		2011
	High	Low	High	Low	High	Low
First Quarter	$49.91	$45.22	$42.75	$38.72	$38.29	$35.81
Second Quarter	56.06	41.50	44.15	37.81	40.75	35.00
Third Quarter	47.45	38.93	47.75	43.59	38.23	28.76
Fourth Quarter	43.29	35.50	46.15	43.31	41.98	32.66

        At January 31, 2014, we had approximately 10,516 stockholders of record and there were approximately 235,324 beneficial holders of our common stock.

  Dividends (Distributions)

        It has been our policy to declare quarterly dividends to common stockholders so as to comply with applicable provisions of the Code governing REITs. The cash dividends per share paid on common stock are set forth below:

	2013	2012	2011
First Quarter	$0.525	$0.50	$0.48
Second Quarter	0.525	0.50	0.48
Third Quarter	0.525	0.50	0.48
Fourth Quarter	0.525	0.50	0.48

Total	$2.10	$2.00	$1.92

        Distributions with respect to our common stock can be characterized for federal income tax purposes as taxable ordinary dividends, capital gain dividends, nondividend distributions or a combination thereof. Following is the characterization of our annual common stock distributions per share:

	Year Ended December 31,
	2013	2012	2011
Ordinary dividends	$1.8127	$1.4618	$0.9259
Capital gain dividends	0.1516	0.0495	0.2448
Nondividend distributions	0.1357	0.4887	0.7493

	$2.1000	$2.0000	$1.9200

        On January 30, 2014, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.545 per share. The annualized distribution rate per share for 2014 increased 3.8% to $2.18, compared to $2.10 for 2013. The common stock dividend will be paid on February 25, 2014 to stockholders of record as of the close of business on February 10, 2014.

        Distributions with respect to our preferred stock can be characterized for federal income tax purposes as taxable ordinary dividends, capital gain dividends, nondividend distributions or a combination thereof. We redeemed all of our outstanding preferred stock on April 23, 2012. Following is the characterization of our annual preferred stock distributions per share:

	Series E		Series F
	December 31,
	2012	2011	2012	2011
Ordinary dividends	$0.4383	$1.4335	$0.4292	$1.4038
Capital gain dividends	0.0148	0.3790	0.0145	0.3712

	$0.4531	$1.8125	$0.4437	$1.7750

  Issuer Purchases of Equity Securities

        The table below sets forth the information with respect to purchases of our common stock made by or on our behalf during the quarter ended December 31, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares That May Yet Be Purchased Under The Plans Or Programs
October 1-31, 2013	184,375	$41.77	—	—
November 1-30, 2013	106	41.71	—	—
December 1-31, 2013	6,247	36.60	—	—

Total	190,728	41.60	—	—

(1)
Represents restricted shares withheld under our 2006 Performance Incentive Plan, as amended and restated (the "2006 Incentive Plan"), to offset tax withholding obligations that occur upon vesting of restricted shares. Our 2006 Incentive Plan provides that the value of the shares withheld shall be the closing price of our common stock on the date the relevant transaction occurs.

  Stock Price Performance Graph

        The graph below compares the cumulative total return of HCP, the S&P 500 Index and the Equity REIT Index of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), from January 1, 2009 to December 31, 2013. Total cumulative return is based on a $100 investment in HCP common stock and in each of the indices on January 1, 2009 and assumes quarterly reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

 COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

AMONG S&P 500, EQUITY REITS AND HCP, Inc.

RATE OF RETURN TREND COMPARISON

JANUARY 1, 2009–DECEMBER 31, 2013

(JANUARY 1, 2009 = 100)

Stock Price Performance Graph Total Return

ITEM 6.    Selected Financial Data

        Set forth below is our selected financial data as of and for each of the years in the five year period ended December 31, 2013 (dollars in thousands, except per share data):

	Year Ended December 31,(1)(2)
	2013	2012	2011(3)	2010	2009(3)
Income statement data:
Total revenues	$2,099,878	$1,879,970	$1,694,418	$1,224,717	$1,118,513
Income from continuing operations	910,633	801,190	536,130	303,869	87,378
Net income applicable to common shares	969,103	812,289	515,302	307,498	109,069
Income from continuing operations applicable to common shares:
Basic earnings per common share	1.97	1.80	1.25	0.87	0.18
Diluted earnings per common share	1.97	1.80	1.25	0.87	0.18
Net income applicable to common shares:
Basic earnings per common share	2.13	1.90	1.29	1.01	0.40
Diluted earnings per common share	2.13	1.90	1.29	1.00	0.40
Balance sheet data:
Total assets	20,075,870	19,915,555	17,408,475	13,331,923	12,209,735
Debt obligations(4)	8,661,627	8,695,549	7,731,137	4,656,241	5,667,417
Total equity	10,931,134	10,753,777	9,220,622	8,146,047	5,958,609
Other data:
Dividends paid	956,685	865,306	787,689	590,735	517,072
Dividends paid per common share	2.10	2.00	1.92	1.86	1.84

(1)
Reclassification, presentation and certain computational changes have been made for the results of properties sold or held-for-sale reclassified to discontinued operations.

(2)
The following are acquisitions that had a meaningful impact on our financial position and results of operations in the years in which they closed and thereafter:

•
During the fourth quarter of 2012, we acquired 129 senior housing communities, from a joint venture between Emeritus Corporation and Blackstone Real Estate Partners VI, an affiliate of Blackstone (the "Blackstone JV").

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

  (b)
  Volatility or uncertainty in the capital markets, including changes in the availability and cost of capital (impacted by changes in interest rates and the value of our common stock); which may adversely impact our ability to consummate transactions or reduce the earnings from potential transactions;

  (c)
  Our ability to manage our indebtedness level and changes in the terms of such indebtedness;

  (d)
  The effect on healthcare providers of recently enacted and pending Congressional legislation addressing entitlement programs and related services, including Medicare and Medicaid, which may, result in future reductions in reimbursements;

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

  •
  Liquidity and Capital Resources

  •
  Non-GAAP Financial Measure—Funds from Operations

  •
  Off-Balance Sheet Arrangements

  •
  Contractual Obligations

  •
  Inflation

  •
  Recent Accounting Pronouncements

Executive Summary

        We are a self-administered REIT that, together with our unconsolidated joint ventures, invests primarily in real estate serving the healthcare industry in the U.S. We acquire, develop, lease, manage and dispose of healthcare real estate and provide financing to healthcare providers. At December 31, 2013, our portfolio of investments, including properties owned by our Investment Management Platform, consisted of interests in 1,153 facilities.

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

        We primarily generate revenue by leasing healthcare properties under long-term leases with fixed and/or inflation indexed escalators. Most of our rents and other earned income from leases are received under triple-net leases or leases that provide for substantial recovery of operating expenses; however, some of our medical office and life science leases are structured as gross or modified gross leases. Operating expenses are generally related to MOBs and life science leased properties and senior housing properties managed by eligible independent contractors on our behalf ("RIDEA properties"). Accordingly, for such MOBs, life science facilities and RIDEA properties, we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities, employee costs for resident care and insurance. Our growth for these assets depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; (ii) maximize tenant recoveries given underlying lease structures; and (iii) control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions. At December 31, 2013, the contractual maturities in our portfolio of leased assets were 17% through 2017 (measured in dollars of expiring base rents).

        Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. Access to external capital on favorable terms is critical to the success of our strategy.

2013 Transaction Overview

Investment Transactions

        During the year ended December 31, 2013, we made investments of $598 million, which included the following:

  •
  On May 2, 2013, we acquired £121 million ($188 million) of Barchester Healthcare ("Barchester") debt investments at a discount for £109 million ($170 million). On August 23, 2013, we acquired an additional investment in this loan of £9 million ($14 million) at a discount for £5 million ($8 million). On September 6, 2013, we received £129 million ($202 million) from the par payoff of our Barchester debt investments; resulting in interest income of $24 million primarily from the unamortized discounts.

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

  •
  We funded $249 million to acquire a senior housing facility and marketable debt securities, and to fund construction and other capital projects, primarily in our life science, medical office and senior housing segments.

        During the year ended December 31, 2013, we sold 12 properties for $96 million. In addition, in September 2013, we exchanged a 62-bed hospital located in Greenfield, Wisconsin for a 60-bed hospital located in Webster, Texas.

Financing Activities

        During the year ended December 31, 2013, we repaid $810 million of aggregate senior unsecured and mortgage debt notes with a weighted average interest rate of 5.7%.

        On November 12, 2013, we issued $800 million of 4.25% senior unsecured notes due in 2023. The notes were priced at 99.54% of the principal amount with an effective yield-to-maturity of 4.307%; net proceeds from this offering were $789 million.

Dividends

        Quarterly dividends paid during 2013 aggregated $2.10 per share, which represents a 5% increase from 2012. On January 30, 2014, our Board of Directors declared a quarterly cash dividend of $0.545 per common share. The annualized distribution rate per share for 2014 increased 3.8% to $2.18, compared to $2.10 for 2013. The dividend will be paid on February 25, 2014 to stockholders of record as of the close of business on February 10, 2014.

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

  Principles of Consolidation

        The consolidated financial statements include the accounts of HCP, Inc., our wholly owned subsidiaries and joint ventures that we control, through voting rights or other means. We consolidate investments in variable interest entities ("VIEs") when we are the primary beneficiary of the VIE. A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE.

        We make judgments with respect to our level of influence or control of an entity and whether we are (or are not) the primary beneficiary of a VIE. Consideration of various factors includes, but is not limited to, our ability to direct the activities that most significantly impact the entity's economic performance, our form of ownership interest, our representation on the entity's governing body, the size and seniority of our investment, our ability and the rights of other investors to participate in policy making decisions, replace the manager and/or liquidate the entity, if applicable. Our ability to correctly assess our influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements. When we perform a primary beneficiary analysis at a date other than at inception of the variable interest entity, our assumptions may be different and may result in the identification of a different primary beneficiary.

        If we determine that we are the primary beneficiary of a VIE, our consolidated financial statements would include the operating results of the VIE (either tenant or borrower) rather than the results of the variable interest in the VIE. We would require the VIE to provide us timely financial information and would review the internal control of the VIE to determine if we could rely on the financial information they provide. If the VIE has deficiencies in its internal control over financial reporting, or does not provide us with timely financial information, this may adversely impact the quality and/or timing of our financial reporting and our internal control over financial reporting.

  Revenue Recognition

        At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee, (ii) lessee has a bargain purchase option during or at the end of the lease term, (iii) the lease term is equal to 75% or more of the underlying property's economic life, or (iv) the future minimum lease payments (excluding executory costs) are equal to 90% or more of the excess estimated fair value (over retained tax credits) of the leased building. If one of the four criteria is met and the minimum lease payments are determined to be reasonably predicable and collectible, the lease arrangement is generally accounted for as a direct financing lease. If the assumptions utilized in the above classification assessments were different, our lease classification for accounting purposes may have been different; thus the timing and amount of our revenue recognized would have been impacted, which may be material to our consolidated financial statements.

        We recognize rental revenue for operating leases on a straight-line basis over the lease term when collectibility is reasonably assured and the tenant has taken possession or controls the physical use of a leased asset. For assets acquired subject to leases, we recognize revenue upon acquisition of the asset provided the tenant has taken possession or control of the physical use of the leased asset. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. The determination of ownership of the tenant improvements is subject to significant judgment. If our assessment of the owner of the tenant improvements for accounting purposes were different, the timing and amount of our revenue recognized would be impacted.

        Certain leases provide for additional rents that are contingent upon a percentage of the facility's revenue in excess of specified base amounts or other thresholds. Such revenue is recognized when actual results reported by the tenant, or estimates of tenant results, exceed the base amount or other thresholds. The recognition of additional rents requires us to make estimates of amounts owed and to a certain extent are dependent on the accuracy of the facility results reported to us. Our estimates may differ from actual results, which could be material to our consolidated financial statements.

        We maintain an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. We monitor the liquidity and creditworthiness of our tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, our assessment is based on income recoverable over the term of the lease. We exercise judgment in establishing allowances and consider payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our consolidated financial statements.

        We use the direct finance method of accounting to record income from DFLs. For leases accounted for as DFLs, future minimum lease payments are recorded as a receivable. For leases accounted for as DFLs, the net investment in the DFL represents receivables for the sum of minimum lease payments receivable and the estimated residual values of the leased properties, less the unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield when collectibility of the lease payments is reasonably assured. Investments in DFLs are presented net of unamortized unearned income. The determination of estimated useful lives and residual values are subject to significant judgment. If these assessments for accounting purposes were to change, the timing and amount of our revenue recognized would be impacted.

        Loans receivable are classified as held-for-investment based on management's intent and ability to hold the loans for the foreseeable future or to maturity. We recognize interest income on loans, including the amortization of discounts and premiums, using the interest method applied on a loan-by-loan basis when collectibility of the future payments is reasonably assured. Premiums, discounts and related costs are recognized as yield adjustments over the term of the related loans.

        Loans and DFLs are placed on non-accrual status at such time as management determines that collectibility of contractual amounts is not reasonably assured. While on non-accrual status, loans and DFLs are either accounted for on a cash basis, in which income is recognized only upon receipt of cash, or on a cost-recovery basis, were cash receipts reduce the carrying value of the loan or DFL, based on management's judgment of collectibility.

        Allowances are established for loans and DFLs based upon an estimate of probable losses on an individual basis if they are determined to be impaired. Loans and DFLs are impaired when it is deemed probable that we will be unable to collect all amounts due on a timely basis in accordance with the contractual terms of the loan or lease. Determining the adequacy of the allowance is complex and requires significant judgment by us about the effect of matters that are inherently uncertain. The allowance is based upon our assessment of the borrower's or lessee's overall financial condition, resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the net realizable value of any collateral. These estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's or DFL's effective interest rate, the fair value of collateral, general economic conditions and trends, historical and industry loss experience, and other relevant factors. While our assumptions are based in part upon historical data, our estimates may differ from actual results, which could be material to our consolidated financial statements.

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

  Impairment of Long-Lived Assets and Goodwill

        We assess the carrying value of our real estate assets and related intangibles ("real estate assets") when events or changes in circumstances indicate that the carrying amount of the real estate assets may not be recoverable. Recoverability of real estate assets is measured by comparison of the carrying amount of the real estate assets to the respective estimated future undiscounted cash flows. The estimated future undiscounted cash flows are calculated utilizing the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. In order to review our real estate assets for recoverability, we consider market conditions, as well as our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the real estate assets is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the real estate asset.

        Goodwill is tested for impairment at least annually based on certain qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Potential impairment indicators and qualitative factors include a significant decline in real estate valuations, restructuring plans, current macroeconomic conditions, state of the equity and capital markets or a significant decline in the value of our market capitalization. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we apply the required two-step quantitative approach. The quantitative procedures of the two-step approach (i) compares the fair value of a reporting unit with its carrying amount, including goodwill and, if necessary, (ii) compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the fair value of assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment, if any. We estimate the fair value of the assets and liabilities in the reporting unit through various valuation techniques, including applying capitalization rates to segment net operating income, quoted market values and third-party appraisals, as necessary. The fair value of the reporting unit may also include an allocation of an enterprise value premium that we estimate a third party would be willing to pay for the company.

        The determination of the fair value of real estate assets and goodwill involves significant judgment. This judgment is based on our analysis and estimates of fair value of real estate assets and reporting units, future operating results and resulting cash flows of each real estate asset whose carrying amount may not be recoverable. Our ability to accurately predict future operating results, resulting cash flows and estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

  Investments in Unconsolidated Joint Ventures

        Investments in entities which we do not consolidate but have the ability to exercise significant influence over operating and financial policies are reported under the equity method of accounting. Under the equity method of accounting, our share of the investee's earnings or losses is included in our consolidated results of operations.

        The initial carrying value of investments in unconsolidated joint ventures is based on the amount paid to purchase the joint venture interest or the carrying value of the assets prior to the sale or contribution of the interests to the joint venture. We evaluate our equity method investments for impairment indicators based upon a comparison of the fair value of the equity method investment to our carrying value. If we determine there is a decline in the fair value of our investment in an unconsolidated joint venture below its carrying value and it is other-than-temporary, an impairment is recorded. The determination of the fair value and as to whether a deficiency in fair value is "other-than-temporary" of investments in unconsolidated joint ventures involves significant judgment. Our estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends, severity and duration of the fair value deficiency, and other relevant factors. Capitalization rates, discount rates and credit spreads utilized in our valuation models are based upon rates that we believe to be within a reasonable range of current market rates for the respective investments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

  Income Taxes

        As part of the process of preparing our consolidated financial statements, significant management judgment is required to evaluate our compliance with REIT requirements. Our determinations are based on interpretation of tax laws, and our conclusions may have an impact on the income tax expense recognized. Adjustments to income tax expense may be required as a result of: (i) audits conducted by federal, state and local tax authorities, (ii) our ability to qualify as a REIT, (iii) recognition of built-in gain associated with prior tax-free acquisitions of C corporations, and (iv) changes in tax laws. Adjustments required in any given period are included within the income tax provision.

Results of Operations

        We evaluate our business and allocate resources among our five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the senior housing, life science, post-acute/skilled nursing and hospital segments, we invest or co-invest primarily in single operator or tenant properties, through the acquisition and development of real estate, management of operations ("RIDEA") and by debt issued by operators in these sectors. Under the medical office segment, we invest or co-invest through the acquisition and development of MOBs that are leased under gross, modified gross or triple-net leases, generally to multiple tenants, and which generally require a greater level of property management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Consolidated Financial Statements).

        We use net operating income from continuing operations ("NOI") and adjusted NOI to assess and compare property level performance, including our same property portfolio ("SPP"), and to make decisions about resource allocations and to assess and compare property level performance. We believe these measures provide investors relevant and useful information because they reflect only income and operating expense items that are incurred at the property level and present them on an unleveraged basis. We believe that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP since NOI excludes certain components from net income. Further, NOI may not be comparable to that of other REITs or real estate companies, as they may use different methodologies for calculating NOI. See Note 14 to the Consolidated Financial Statements for additional segment information and the relevant reconciliations from net income to NOI and adjusted NOI.

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

        Our evaluation of results of operations by each business segment includes an analysis of our SPP and our total property portfolio. SPP information allows us to evaluate the performance of our leased property portfolio under a consistent population by eliminating changes in the composition of our portfolio of properties. We identify our SPP as stabilized properties that remained in operations and were consistently reported as leased properties or RIDEA properties for the duration of the year-over-year comparison periods presented. Accordingly, it takes a stabilized property a minimum of 12 months in operations under a consistent reporting structure to be included in our SPP. Newly acquired operating assets are generally considered stabilized at the earlier of lease-up (typically when the tenant(s) controls the physical use of at least 80% of the space) or 12 months from the acquisition date. Newly completed developments and redevelopments, are considered stabilized at the earlier of lease-up or 24 months from the date the property is placed in service. SPP NOI excludes certain non-property specific operating expenses that are allocated to each operating segment on a consolidated basis.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

        During the fourth quarter of 2012 and first quarter of 2013, we acquired a portfolio of 133 senior housing communities from the Blackstone JV (see additional information in Note 4 to the Consolidated Financial Statements). The transaction closed in two stages: (i) 129 senior housing facilities during the fourth quarter of 2012 for $1.7 billion; and (ii) four senior housing facilities during the first quarter of 2013 for $38 million. The results of operations from the acquisitions are reflected in our consolidated financial statements from those respective dates.

  Segment NOI and Adjusted NOI

        The tables below provide selected operating information for our SPP and total property portfolio for each of our five business segments. Our consolidated SPP consists of 909 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2012 and that remained in operations under a consistent reporting structure through December 31, 2013. Our consolidated total property portfolio represents 1,079 and 1,071 properties at December 31, 2013 and 2012, respectively, and excludes properties classified as discontinued operations.

  Senior Housing

        Results are as of and for the year ended December 31, 2013 and 2012 (dollars in thousands except per unit data):

	SPP			Total Portfolio
	2013	2012(2)	Change	2013	2012(2)	Change
Rental revenues(1)	$465,254	$459,058	$6,196	$602,506	$481,559	$120,947
Resident fees and services	146,288	139,073	7,215	146,288	139,073	7,215

Total revenues	$611,542	$598,131	$13,411	$748,794	$620,632	$128,162
Operating expenses	(92,674)	(88,575)	(4,099)	(95,603)	(91,423)	(4,180)

NOI	$518,868	$509,556	$9,312	$653,191	$529,209	$123,982
Straight-line rents	(15,413)	(25,662)	10,249	(43,268)	(30,406)	(12,862)
DFL accretion	(14,750)	(18,812)	4,062	(14,750)	(18,812)	4,062
Amortization of above and below market lease intangibles, net	(1,196)	(1,432)	236	(681)	(1,320)	639

Adjusted NOI	$487,509	$463,650	$23,859	$594,492	$478,671	$115,821

Adjusted NOI % change			5.1%

Property count	310	310		444	439
Average capacity (units)(3)	35,038	35,034		45,400	36,694
Average annual rent per unit(4)	$13,932	$13,252		$13,174	$13,140

(1)
Represents rental and related revenues and income from DFLs.

(2)
From our past presentation of SPP for the year ended December 31, 2012, we removed two senior housing properties from SPP that were sold or classified as held for sale.

(3)
Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.

(4)
Average annual rent per unit for operating properties under a RIDEA structure is based on NOI.

        SPP NOI and Adjusted NOI.    SPP NOI increased primarily as a result of rent increases related to new leases or leases recognized on a cash basis and increased NOI from RIDEA properties. SPP adjusted NOI improved primarily as a result of annual rent increases including increases from properties that were previously transitioned from Sunrise to other operators and increased NOI from RIDEA properties.

        Total Portfolio NOI and Adjusted NOI.    In addition to the impact of our SPP, our total portfolio NOI and adjusted NOI primarily increased as a result of our Blackstone JV Acquisition.

  Post-Acute/Skilled Nursing

        Results are as of and for the year ended December 31, 2013 and 2012 (dollars in thousands, except per bed data):

	SPP			Total Portfolio
	2013	2012(2)	Change	2013	2012(2)	Change
Rental revenues(1)	$541,805	$530,037	$11,768	$541,805	$530,037	$11,768
Operating expenses	(485)	(475)	(10)	(2,485)	(475)	(2,010)

NOI	$541,320	$529,562	$11,758	$539,320	$529,562	$9,758
Straight-line rents	(553)	(724)	171	(553)	(724)	171
DFL accretion	(71,305)	(75,428)	4,123	(71,305)	(75,428)	4,123
Amortization of above and below market lease intangibles, net	46	46	—	46	46	—

Adjusted NOI	$469,508	$453,456	$16,052	$467,508	$453,456	$14,052

Adjusted NOI % change			3.5%

Property count	302	302		302	302
Average capacity (beds)(3)	38,464	38,459		38,464	38,459
Average annual rent per bed	$12,218	$11,802		$12,218	$11,802

(1)
Represents rental and related revenues and income from DFLs.

(2)
From our past presentation of SPP for the year ended December 31, 2012, we removed 10 post-acute/skilled nursing properties from SPP that were sold or classified as held for sale.

(3)
Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.

        NOI and Adjusted NOI.    SPP and total portfolio NOI and adjusted NOI primarily increased as a result of annual rent increases.

  Life Science

        Results are as of and for the year ended December 31, 2013 and 2012 (dollars and square feet in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental and related revenues	$240,777	$240,145	$632	$251,919	$246,811	$5,108
Tenant recoveries	42,975	42,164	811	44,960	42,853	2,107

Total revenues	$283,752	$282,309	$1,443	$296,879	$289,664	$7,215
Operating expenses	(49,636)	(47,914)	(1,722)	(56,956)	(53,173)	(3,783)

NOI	$234,116	$234,395	$(279)	$239,923	$236,491	$3,432
Straight-line rents	(11,604)	(8,590)	(3,014)	(11,347)	(9,730)	(1,617)
Amortization of above and below market lease intangibles, net	112	462	(350)	93	411	(318)
Lease termination fees	(194)	(175)	(19)	(194)	(175)	(19)

Adjusted NOI	$222,430	$226,092	$(3,662)	$228,475	$226,997	$1,478

Adjusted NOI % change			(1.6)%

Property count	102	102		111	109
Average occupancy	93.0%	91.4%		91.8%	89.6%
Average occupied square feet	6,219	6,108		6,480	6,250
Average annual rent per occupied sq. ft.	$44	$45		$44	$45

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

        During the year ended December 31, 2013, 545,000 square feet of new and renewal leases commenced at an average annual base rent of $27.43 per square foot compared to 392,000 square feet of expiring and terminated leases with an average annual base rent of $32.83 per square foot.

  Medical Office

        Results are as of and for the year ended December 31, 2013 and 2012 (dollars and square feet in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2013	2012(1)	Change	2013	2012(1)	Change
Rental and related revenues	$265,176	$263,726	$1,450	$299,102	$283,561	$15,541
Tenant recoveries	46,719	46,615	104	53,232	49,447	3,785

Total revenues	$311,895	$310,341	$1,554	$352,334	$333,008	$19,326
Operating expenses	(118,643)	(117,901)	(742)	(139,376)	(132,132)	(7,244)

NOI	$193,252	$192,440	$812	$212,958	$200,876	$12,082
Straight-line rents	(1,472)	(4,381)	2,909	(3,161)	(5,258)	2,097
Amortization of above and below market lease intangibles, net	510	290	220	1,037	457	580
Lease termination fees	(23)	(314)	291	(23)	(314)	291

Adjusted NOI	$192,267	$188,035	$4,232	$210,811	$195,761	$15,050

Adjusted NOI % change			2.3%

Property count	181	181		206	206
Average occupancy	91.6%	91.3%		90.7%	91.2%
Average occupied square feet	11,395	11,351		12,767	12,147
Average annual rent per occupied sq. ft.	$27	$27		$27	$27

(1)
From our past presentation of SPP for the year ended December 31, 2012, we removed two MOBs that were placed into redevelopment in 2013, which no longer meet our criteria for SPP as of the date they were placed into redevelopment.

        Total Portfolio NOI and Adjusted NOI.    Total portfolio NOI and adjusted NOI increased primarily as a result of the impact of our MOB acquisitions during 2012.

        During the year ended December 31, 2013, 2.1 million square feet of new and renewal leases commenced at an average annual base rent of $21.54 per square foot compared to 2.2 million square feet of expiring and terminated leases with an average annual base rent of $22.06 per square foot.

  Hospital

        Results are as of and for the year ended December 31, 2013 and 2012 (dollars in thousands, except per bed data):

	SPP			Total Portfolio
	2013	2012(2)	Change	2013	2012(2)	Change
Rental revenues(1)	$64,249	$74,815	$(10,566)	$69,603	$77,872	$(8,269)
Tenant recoveries	2,457	2,326	131	2,457	2,326	131

Total revenues	$66,706	$77,141	$(10,435)	$72,060	$80,198	$(8,138)
Operating expenses	(3,812)	(3,506)	(306)	(3,862)	(3,513)	(349)

NOI	$62,894	$73,635	$(10,741)	$68,198	$76,685	$(8,487)
Straight-line rents	19,238	(554)	19,792	18,378	(1,134)	19,512
Amortization of above and below market lease intangibles, net	(6,725)	(347)	(6,378)	(6,824)	(447)	(6,377)

Adjusted NOI	$75,407	$72,734	$2,673	$79,752	$75,104	$4,648

Adjusted NOI % change			3.7%

Property count	14	14		16	15
Average capacity (beds)(3)	2,132	2,056		2,175	2,087
Average annual rent per bed	$37,151	$37,091		$38,437	$37,679

(1)
Represents rental and related revenues and income from DFLs.

(2)
From our past presentation of SPP for the year ended December 31, 2012, we removed two hospitals from SPP that were sold or classified as held for sale.

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

  Other Income and Expense Items

        Interest income.    Interest income increased $62 million to $86 million for the year ended December 31, 2013. The increase was primarily the result of interest income from the repayment of our Barchester loan in September 2013 (acquired earlier in 2013 at a discount), additional interest income earned from the second tranche of our mezzanine loan facility to Tandem Health Care in June 2013 and interest earned from our Four Seasons senior unsecured notes purchased in 2012 (see Notes 10 and 7, respectively, to the Consolidated Financial Statements for additional information).

        Interest expense.    For the year ended December 31, 2013, interest expense increased $19 million to $435 million. The increase was primarily the result of increases in the average outstanding indebtedness during 2013 compared to 2012 and a decrease of capitalized interest in 2013 related to assets that were under development in our life science and medical office segments and were placed in service during 2013 and 2012. These increases were partially offset by a decrease in interest rates.

        Our exposure to expense fluctuations related to our variable rate indebtedness is mitigated by our interest rate swap contracts. For a more detailed discussion of our interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A.

        The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of December 31,(1)
	2013	2012
Balance:
Fixed rate	$8,581,889	$8,606,075
Variable rate	33,955	40,385

Total	$8,615,844	$8,646,460

Percent of total debt:
Fixed rate	99.6%	99.5%
Variable rate	0.4	0.5

Total	100%	100%

Weighted average interest rate at end of period:
Fixed rate	5.10%	5.23%
Variable rate	1.13%	1.49%
Total weighted average rate	5.08%	5.22%

(1)
Excludes $75 million and $82 million at December 31, 2013 and 2012, respectively, of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities, which have no scheduled maturities. At December 31, 2013, $72 million of variable-rate mortgages and £137 million ($227 million) term loan are presented as fixed-rate debt as the interest payments under such debt have been swapped (pay fixed and receive float). At December 31, 2012, $86 million of variable-rate mortgages and £137 million ($223 million) term loan are presented as fixed-rate debt as the interest payments under such debt have been swapped (pay fixed and receive float); the interest rates for swapped debt are presented at the swapped rates.

        Depreciation and amortization expense.    Depreciation and amortization expenses increased $70 million to $423 million for the year ended December 31, 2013. The increase was primarily the result of the impact of our senior housing facility and MOB acquisitions during 2012.

        General and administrative expenses.    General and administrative expenses increased $30 million to $109 million for the year ended December 31, 2013. The year ended December 31, 2013 included $27.2 million of severance-related charges resulting from the termination of our former Chairman, Chief Executive Officer and President (see Note 16 to the Consolidated Financial Statements for additional information). The year ended December 31, 2012 included $7 million related to an insurance recovery for previously incurred legal expenses.

        Impairments.    During the year ended December 31, 2013, we recognized impairments of $1 million, included in discontinued operations, as a result of the reclassification of two MOBs to held for sale (see Note 17 to the Consolidated Financial Statements for additional information). During the year ended December 31, 2012, we recognized an impairment of $8 million as a result of the planned disposition of a life science land parcel (see Note 17 to the Consolidated Financial Statements for additional information).

        Other income, net.    For the year ended December 31, 2013, other income, net increased $15 million to $18 million. The increase was primarily the result of gains from the sale of marketable equity securities during 2013 of $11 million.

        Income taxes.    For the year ended December 31, 2013, income taxes increased by $7 million to $6 million. The increase in income taxes was primarily due to the increase in taxable income of our TRS entities during the year ended December 31, 2013.

        Equity income from unconsolidated joint ventures.    For the year ended December 31, 2013, equity income from unconsolidated joint ventures increased $10 million to $64 million. The increase was primarily the result of: (i) a one-time distribution received from a senior housing development joint venture that exceeded our investment balance and (ii) the improved operating performance from our HCR ManorCare equity investment.

        Discontinued operations.    Income from discontinued operations for the year ended December 31, 2013 was $74 million, compared to $46 million for the comparable period in 2012. The increase is primarily due to an increase in gains on real estate dispositions of $38 million, partially offset by a decline in operating income from discontinued operations of $8 million and impairment charges in discontinued operations of $1 million.

        Preferred stock dividends.    On March 22, 2012, we announced the redemption of all outstanding shares of preferred stock. On April 23, 2012, we redeemed all outstanding shares of our preferred stock and paid all accrued and unpaid dividends to the redemption date. During the year ended December 31, 2012, we incurred a redemption charge of $10 million related to the original issuance costs of the preferred stock (this charge is presented as an additional preferred stock dividend in our consolidated income statements).

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

        On April 7, 2011, we completed our acquisition of substantially all of HCR ManorCare's real estate assets; additionally, we purchased a noncontrolling equity interest in the operations of HCR ManorCare. On January 14, 2011, we acquired our partner's 65% interest in HCP Ventures II that resulted in the consolidation of HCP Ventures II. On September 1, 2011, we entered into management contracts with Brookdale with respect to 21 senior living communities (these 21 communities were acquired in January 2011 as part of our purchase of HCP Ventures II). For the communities that are in a RIDEA structure, the respective resident level revenues and related operating expenses are reported in our consolidated financial statements. See additional information regarding the HCR ManorCare Acquisition, HCP Ventures II purchase and the Brookdale RIDEA transaction in Notes 3, 8 and 12, respectively, to the Consolidated Financial Statements. The results of operations from our HCR ManorCare, HCP Ventures II and properties managed under a RIDEA structure are reflected in our financial statements from those respective dates.

  Segment NOI and Adjusted NOI

        The tables below provide selected operating information for our SPP and total property portfolio for each of our five business segments. Our consolidated SPP consists of 551 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2011 and that remained in operations under a consistent reporting structure through December 31, 2012. Our consolidated total property portfolio represents 1,071 and 917 properties at December 31, 2012 and 2011, respectively, and excludes properties classified as discontinued operations.

  Senior Housing

        Results are as of and for the year ended December 31, 2012 and 2011 (dollars in thousands except per unit data):

	SPP			Total Portfolio
	2012	2011(2)	Change	2012	2011(2)	Change
Rental revenues(1)	$379,636	$377,784	$1,852	$481,559	$469,251	$12,308
Resident fees and services	1,054	3,542	(2,488)	139,073	49,091	89,982

Total revenues	$380,690	$381,326	$(636)	$620,632	$518,342	$102,290
Operating expenses	(613)	(1,052)	439	(91,423)	(33,372)	(58,051)

NOI	$380,077	$380,274	$(197)	$529,209	$484,970	$44,239
Straight-line rents	(24,731)	(34,556)	9,825	(30,406)	(34,889)	4,483
DFL accretion	(6,863)	(9,052)	2,189	(18,812)	(17,918)	(894)
Amortization of above and below market lease intangibles, net	(1,569)	(1,569)	—	(1,320)	(1,466)	146
Lease termination fees	—	—	—	—	1,350	(1,350)

Adjusted NOI	$346,914	$335,097	$11,817	$478,671	$432,047	$46,624

Adjusted NOI % change			3.5%

Property count	220	220		439	310
Average capacity (units)(3)	25,091	24,988		36,694	30,167
Average annual rent per unit(4)	$13,850	$13,452		$13,140	$14,431

(1)
Represents rental and related revenues and income from DFLs.

(2)
From our past presentation of SPP for the year ended December 31, 2011, we removed four senior housing properties from SPP that were sold or classified as held for sale.

(3)
Represents average capacity as reported by the respective tenants or operators for the twelve month period and a quarter in arrears from the periods presented.

(4)
Total portfolio average annual rent per unit for operating properties under a RIDEA structure is based on NOI.

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

        Additionally, HCP Ventures II was consolidated on January 14, 2011 (see Note 8 to the Consolidated Financial Statements for additional information), resulting in us recognizing rental and related revenues for the 25 leased properties commencing on that date. On September 1, 2011, for 21 of these 25 properties, we entered into management contracts in a structure permitted by RIDEA (see Note 12 to the Consolidated Financial Statements for additional information), resulting in the termination of the properties' leases. For these properties that are in a RIDEA structure, the resident-level revenues and related operating expenses are reported in our consolidated financial statements beginning on that date.

  Post-Acute/Skilled Nursing

        Results are as of and for the year ended December 31, 2012 and 2011 (dollars in thousands, except per bed data):

	SPP			Total Portfolio
	2012	2011(2)	Change	2012	2011(2)	Change
Rental revenues(1)	$28,182	$27,825	$357	$530,037	$388,633	$141,404
Operating expenses	(14)	(14)	—	(475)	(419)	(56)

NOI	$28,168	$27,811	$357	$529,562	$388,214	$141,348
Straight-line rents	(724)	(1,025)	301	(724)	(1,025)	301
DFL accretion	—	—	—	(75,428)	(56,089)	(19,339)
Amortization of above and below market lease intangibles, net	—	—	—	46	34	12

Adjusted NOI	$27,444	$26,786	$658	$453,456	$331,134	$122,322

Adjusted NOI % change			2.5%

Property count	34	34		302	302
Average capacity (beds)(3)	3,634	3,664		38,459	26,167
Average annual rent per bed	$7,557	$7,314		$11,802	$12,669

(1)
Represents rental and related revenues and income from DFLs.

(2)
From our past presentation of SPP for the year ended December 31, 2011, we removed 11 post-acute/skilled nursing properties from SPP that were sold or classified as held for sale.

(3)
Represents average capacity as reported by the respective tenants or operators for the twelve month period and a quarter in arrears from the periods presented.

        SPP NOI and Adjusted NOI.    SPP NOI and adjusted NOI increased year-over-year primarily as a result of rent escalations.

        Total Portfolio NOI and Adjusted NOI.    Including the impact of our SPP, our total portfolio NOI and adjusted NOI for the year ended December 31, 2012 primarily increased as a result of 268 post-acute/skilled nursing leased properties classified as DFLs that were acquired on April 7, 2011 from HCR ManorCare (see Notes 3 and 6 to the Consolidated Financial Statements for additional information regarding the HCR ManorCare Acquisition and Net Investments in DFLs, respectively, and discussion regarding our share in the earnings of our interest in HCR ManorCare below under the caption "Equity income from unconsolidated joint ventures").

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

  Medical Office

        Results are as of and for the year ended December 31, 2012 and 2011 (dollars and square feet in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2012	2011(1)	Change	2012	2011(1)	Change
Rental and related revenues	$269,230	$264,108	$5,122	$283,561	$270,619	$12,942
Tenant recoveries	45,478	46,183	(705)	49,447	47,749	1,698

Total revenues	$314,708	$310,291	$4,417	$333,008	$318,368	$14,640
Operating expenses	(119,316)	(118,776)	(540)	(132,132)	(127,784)	(4,348)

NOI	$195,392	$191,515	$3,877	$200,876	$190,584	$10,292
Straight-line rents	(4,206)	(5,615)	1,409	(5,258)	(5,834)	576
Amortization of above and below market lease intangibles, net	358	384	(26)	457	(130)	587
Lease termination fees	(314)	—	(314)	(314)	(212)	(102)

Adjusted NOI	$191,230	$186,284	$4,946	$195,761	$184,408	$11,353

Adjusted NOI % change			2.7%

Property count	182	182		206	186
Average occupancy	91.3%	90.8%		91.2%	90.9%
Average occupied square feet	11,494	11,411		12,147	11,721
Average annual rent per occupied sq. ft.	$27	$27		$27	$27

(1)
From our past presentation of SPP for the year ended December 31, 2011, we removed (i) three MOBs that were sold or classified as held for sale; and (ii) three MOBs that were placed into redevelopment in 2012, which no longer meet our criteria for SPP as of the date they were placed into redevelopment.

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

  Hospital

        Results are as of and for the year ended December 31, 2012 and 2011 (dollars in thousands, except per bed data):

	SPP			Total Portfolio
	2012	2011(1)	Change	2012	2011(1)	Change
Rental and related revenues	$74,815	$73,534	$1,281	$77,872	$76,691	$1,181
Tenant recoveries	2,326	2,297	29	2,326	2,296	30

Total revenues	$77,141	$75,831	$1,310	$80,198	$78,987	$1,211
Operating expenses	(3,506)	(4,328)	822	(3,513)	(4,330)	817

NOI	$73,635	$71,503	$2,132	$76,685	$74,657	$2,028
Straight-line rents	(554)	(882)	328	(1,134)	(1,503)	369
Amortization of above and below market lease intangibles, net	(347)	(347)	—	(447)	(447)	—

Adjusted NOI	$72,734	$70,274	$2,460	$75,104	$72,707	$2,397

Adjusted NOI % change			3.5%

Property count	14	14		15	15
Average capacity (beds)(2)	2,056	2,053		2,087	2,084
Average annual rent per bed	$37,091	$36,347		$37,679	$36,974

(1)
From our past presentation of SPP for the year ended December 31, 2011, we removed two hospital properties from SPP that were sold or classified as held for sale.

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

        Interest expense.    For the year ended December 31, 2012, interest expense increased $717,000 to $416 million. The increase was primarily due to an increase of $13 million resulting from our senior unsecured notes offerings, net of related maturities of certain senior unsecured notes during 2011 and 2012. The increase was offset by the $11 million write-off of unamortized loan fees related to a terminated bridge loan commitment in 2011 and a decrease resulting from the payoff of certain mortgage debt during 2011.

        Our exposure to expense fluctuations related to our variable rate indebtedness is substantially mitigated by our interest r ate swap contracts. For a more detailed discussion of our interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A.

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

        Depreciation and amortization expense.    Depreciation and amortization expenses increased $8 million to $354 million for the year ended December 31, 2012. The increase was primarily the result of additive effects of our acquisitions during 2011 and 2012.

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

        Impairments.    During the year ended December 31, 2012, we recognized an impairment of $8 million as a result of the disposition of a life science land parcel (see Note 17 to the Consolidated Financial Statements for additional information). During the year ended December 31, 2011, we recognized an impairment of $15 million related to a senior secured term loan as a result of concluding that the carrying value of the loan was in excess of the fair value of the related collateral supporting the loan (see Note 7 to the Consolidated Financial Statements for additional information).

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

        Equity income from unconsolidated joint ventures.    Equity income from unconsolidated joint ventures is primarily the result of our equity interest in HCR ManorCare. The October 2011 CMS reduction of skilled nursing reimbursements under Resource Utilization Group-Version 4 ("RUGs-IV"), together with changes in requirements for the delivery of group therapy services, reduced HCR ManorCare's revenues and increased its therapy costs in 2012. HCR ManorCare partially mitigated these adverse impacts through a cost reduction program. Further, HCR ManorCare experienced increased exposure to general and professional liability claims resulting in higher charges in 2012, which, together with the circumstances discussed above, reduced our share in the earnings from our equity interest in HCR ManorCare.

        During the year ended December 31, 2012, equity income from unconsolidated joint ventures increased $8 million to $54 million. This increase primarily was the result of the full-year share of earnings from our interest in HCR ManorCare, Inc. compared to a partial-year in 2011 (see Notes 3 and 8 to the Consolidated Financial Statements for additional information). Our share of earnings from HCR ManorCare (equity income) increases for the corresponding reduction of related lease expense recognized at the HCR ManorCare level.

        Discontinued operations.    Income from discontinued operations for the year ended December 31, 2012 was $46 million, compared to $18 million for the comparable period in 2011. The increase is primarily due to an increase in gains on real estate dispositions of $28 million, partially offset by a decline in operating income from discontinued operations of $1 million. During the year ended December 31, 2012, we sold real estate investments for $151 million, compared to $19 million for the year ended December 31, 2011.

Liquidity and Capital Resources

        Our principal liquidity needs are to: (i) fund recurring operating expenses, (ii) meet debt service requirements, including $487 million of senior unsecured notes and $180 million of mortgage debt principal payments and maturities in 2014, (iii) fund capital expenditures, including tenant improvements and leasing costs, (iv) fund acquisition and development activities, and (v) make dividend distributions. We anticipate that cash flow from continuing operations over the next 12 months will be adequate to fund our business operations, debt service payments, recurring capital expenditures and cash dividends to stockholders. Capital requirements relating to maturing indebtedness, acquisitions, development and redevelopment activities may require funding from borrowings and/or equity and debt offerings.

        Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, as noted below, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our debt ratings. We also pay a facility fee on the entire revolving commitment that depends upon our debt ratings. As of January 31, 2014, we had a credit rating of BBB+ from Fitch, Baa1 from Moody's and BBB+ from S&P on our senior unsecured debt securities.

        Net cash provided by operating activities was $1.1 billion and $1.0 billion for the year ended December 31, 2013 and 2012, respectively. The increase in operating cash flows is primarily the result of the following: (i) the impact of our investments in 2012 and 2013, (ii) assets placed in service during 2012 and 2013 and (iii) rent escalations and resets in 2012 and 2013, which increases were partially offset by increased debt interest payments. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants' performance on their lease obligations, the level of operating expenses and other factors.

        The following are significant investing and financing activities for the year ended December 31, 2013:

  •
  made investments of $223 million (loans, development and acquisition of real estate), net of loan repayments of $263 million and real estate sales of $96 million;

  •
  paid dividends on common stock of $957 million, which were generally funded by cash provided by our operating activities;

  •
  repaid $852 million of mortgages and senior unsecured notes; and

  •
  raised $800 million in senior unsecured notes.

  Debt

        Bank line of credit and Term Loan.    Our $1.5 billion unsecured revolving line of credit facility matures in March 2016 and contains a one-year extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends upon our debt ratings. We pay a facility fee on the entire revolving commitment that depends on our debt ratings. Based on our debt ratings at January 31, 2014, the margin on the Facility was 1.075%, and the facility fee was 0.175%. The Facility also includes a feature that will allow us to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At December 31, 2013, we had no balance outstanding under this Facility.

        On July 30, 2012, we entered into a credit agreement with a syndicate of banks for a £137 million ($227 million at December 31, 2013) four-year unsecured term loan (the "Term Loan") that accrues interest at a rate of GBP LIBOR plus 1.20%, based on our current debt ratings. Concurrent with the closing of the Term Loan, we entered into a four-year interest rate swap contract that fixes the rate of the Term Loan at 1.81%, subject to adjustments based on our debt ratings. The Term Loan contains a one-year committed extension option. The Term Loan was used to finance the purchase of our GBP denominated senior unsecured notes (see Note 10 to the Consolidated Financial Statements for additional information).

        The Facility and Term Loan contain certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%, (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times and (v) require a formula-determined Minimum Consolidated Tangible Net Worth of $9.2 billion at December 31, 2013. At December 31, 2013, we were in compliance with each of these restrictions and requirements of the Facility and Term Loan.

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

        Senior unsecured notes.    At December 31, 2013, we had senior unsecured notes outstanding with an aggregate principal balance of $7.0 billion. Interest rates on the notes ranged from 1.21% to 6.98% with a weighted average effective interest rate of 4.97% and a weighted average maturity of six years at December 31, 2013. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. At December 31, 2013, we believe we were in compliance with these covenants.

        Mortgage debt.    At December 31, 2013, we had $1.4 billion in aggregate principal amount of mortgage debt outstanding that is secured by 126 healthcare facilities (including redevelopment properties) with a carrying value of $1.8 billion. Interest rates on the mortgage debt ranged from 0.69% to 8.69% with a weighted average effective interest rate of 6.19% and a weighted average maturity of three years at December 31, 2013.

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

        Other debt.    At December 31, 2013, we had $75 million of non-interest bearing life care bonds at two of our continuing care retirement communities and non-interest bearing occupancy fee deposits at two of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively, "Life Care Bonds"). The Life Care Bonds are generally refundable to the residents upon the termination of the contract or upon the successful resale of the unit.

  Debt Maturities

        The following table summarizes our stated debt maturities and scheduled principal repayments at December 31, 2013 (in thousands):

Year	Term Loan(1)	Senior Unsecured Notes	Mortgage	Total(2)
2014	$—	$487,000	$179,525	$666,525
2015	—	400,000	308,421	708,421
2016	226,858	900,000	291,738	1,418,596
2017	—	750,000	550,477	1,300,477
2018	—	600,000	6,583	606,583
Thereafter	—	3,850,000	65,242	3,915,242

	226,858	6,987,000	1,401,986	8,615,844
Discounts, net	—	(23,625)	(5,501)	(29,126)

	$226,858	$6,963,375	$1,396,485	$8,586,718

(1)
Represents £137 million translated into U.S. dollars as of December 31, 2013.

(2)
Excludes $75 million of other debt that represents Life Care Bonds that have no scheduled maturities.

        Derivative Financial Instruments.    We use derivative instruments to mitigate the effects of interest rate and foreign exchange fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. We do not use derivative instruments for speculative or trading purposes.

        The following table summarizes our outstanding interest-rate and foreign currency swap contracts as of December 31, 2013 (dollars and GBP in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate/Buy Amount	Floating/Exchange Rate Index	Notional/Sell Amount	Fair Value
July 2005(1)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(5,681)
November 2008	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	$26,400	(2,703)
July 2012	June 2016	Cash Flow	1.81%	1 Month GBP LIBOR+1.20%	£137,000	2,325
July 2012(2)	June 2016	Cash Flow	$56,800	Buy USD/Sell GBP	£36,200	(2,756)

(1)
Represents three interest-rate swap contracts with an aggregate notional amount of $45.6 million which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.

(2)
Currency swap contract (buy USD/sell GBP) hedges the foreign currency exchange risk related to a portion of our forecasted interest receipts on GBP denominated senior unsecured notes. Represents five foreign exchange contracts to sell £7.2 million at a rate of 1.5695 on various dates through June 2016.

        For a more detailed description of our derivative financial instruments, see Note 24 to the Consolidated Financial Statements and "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A.

  Equity

        At December 31, 2013, we had 457.0 million shares of common stock outstanding. At December 31, 2013, equity totaled $10.9 billion, and our equity securities had a market value of $16.8 billion.

        As of December 31, 2013, there were a total of 4 million DownREIT units outstanding in four limited liability companies in which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

  Shelf Registration

        We have a prospectus that we filed with the SEC as part of a registration statement on Form S-3ASR, using a shelf registration process which expires in July 2015. Under the "shelf" process, we have the option to sell any one or a combination of the securities described in the prospectus in one or more offerings. The securities described in the prospectus include common stock, preferred stock, depositary shares, debt securities and warrants.

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

        FFO as defined by the National Association of Real Estate Investment Trusts ("NAREIT") is net income applicable to common shares (computed in accordance with GAAP), excluding gains or losses from acquisition and dispositions of depreciable real estate or related interests, impairments of, or related to, depreciable real estate, plus real estate and DFL depreciation and amortization, with adjustments for joint ventures. Adjustments for joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income. We compute FFO in accordance with the current NAREIT definition; however, other REITs may report FFO differently or have a different interpretation of the current NAREIT definition from ours. In addition, we present FFO before the impact of severance-related charges, litigation settlement charges, preferred stock redemption charges, impairments (recoveries) of non-depreciable assets and merger-related items (defined below) ("FFO as adjusted"). Management believes FFO as adjusted is a useful alternative measurement. This measure is a modification of the NAREIT definition of FFO and should not be used as an alternative to net income (determined in accordance with GAAP).

        Details of certain items that affect comparability are discussed under Results of Operations above. The following is a reconciliation from net income applicable to common shares, the most direct comparable financial measure calculated and presented in accordance with GAAP, to FFO and FFO as adjusted (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Net income applicable to common shares	$969,103	$812,289	$515,302
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	423,312	353,704	346,055
Discontinued operations	5,862	12,808	11,340
Impairments of real estate	1,372	—	—
DFL depreciation	14,326	12,756	8,840
Gain on sales of real estate	(69,866)	(31,454)	(3,107)
Gain upon consolidation of joint venture	—	—	(7,769)
Equity income from unconsolidated joint ventures	(64,433)	(54,455)	(46,750)
FFO from unconsolidated joint ventures	74,324	64,933	56,887
Noncontrolling interests' and participating securities' share in earnings	15,903	17,547	18,062
Noncontrolling interests' and participating securities' share in FFO	(20,639)	(21,620)	(20,953)

FFO applicable to common shares	$1,349,264	$1,166,508	$877,907
Distributions on dilutive convertible units	13,276	13,028	6,916

Diluted FFO applicable to common shares	$1,362,540	$1,179,536	$884,823

Diluted FFO per common share	$2.95	$2.72	$2.19

Weighted average shares used to calculate diluted FFO per common share	461,710	434,328	403,864

Diluted earnings per common share	$2.13	$1.90	$1.29
Depreciation and amortization of real estate, in-place lease and other intangibles	0.93	0.85	0.89
Impairments on real estate and DFL depreciation	0.03	0.03	0.02
Gain on sales of real estate and upon consolidation of joint venture	(0.15)	(0.07)	(0.03)
Joint venture and participating securities FFO adjustments	0.01	0.01	0.02

Diluted FFO per common share	$2.95	$2.72	$2.19

Impact of adjustments to FFO:
Severance-related charges(1)	$27,244	$—	$4,827
Preferred stock redemption charge(2)	—	10,432	—
Litigation settlement and provision charges(3)	—	—	125,000
Merger-related items(4)	—	5,642	26,596
Impairments(5)	—	7,878	15,400

	$27,244	$23,952	$171,823

	Year Ended December 31,
	2013	2012	2011
FFO as adjusted applicable to common shares	$1,376,508	$1,190,460	$1,049,730
Distributions on dilutive convertible units and other	13,220	12,957	11,633

Diluted FFO as adjusted applicable to common shares	$1,389,728	$1,203,417	$1,061,363

Diluted FFO as adjusted per common share	$3.01	$2.78	$2.70

Weighted average shares used to calculate diluted FFO as adjusted per common share(6)	461,710	433,607	393,237

(1)
Our Board of Directors terminated our former Chairman, Chief Executive Officer and President on October 2, 2013. As a result of the termination, we incurred severance-related charges of $27.2 million that include: (i) the acceleration of $16.7 million of deferred compensation for restricted stock units and options that vested upon termination; and (ii) severance payments and other costs of approximately $10.5 million. See Note 16 to the Consolidated Financial Statements for additional information.

(2)
In connection with the redemption of our preferred stock, during the year ended December 31, 2012, we incurred a redemption charge of $10.4 million related to the original issuance costs.

(3)
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

(5)
The following impairments, net of recoveries had an impact on FFO:

•
The impairment charge during the year ended December 31, 2012 relates to the sale of a land parcel in our life science segment.

•
The impairment charge during the year ended December 31, 2011 relates to our senior secured loan to Delphis.

(6)
Our weighted average shares used to calculate diluted FFO as adjusted eliminate the impact of 30 million shares from our March 2011 common stock offering (excludes 4.5 million shares sold to the underwriters upon exercise of their option to purchase additional shares), which issuance increased our weighted average shares by 12.9 million for the year ended December 31, 2011. Proceeds from this offering were used to fund a portion of the cash consideration for the HCR ManorCare Acquisition.

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

Contractual Obligations

        The following table summarizes our material contractual payment obligations and commitments at December 31, 2013 (in thousands):

	Total(1)	Less than One Year	2015-2016	2017-2018	More than Five Years
Term loan(2)	$226,858	$—	$226,858	$—	$—
Senior unsecured notes	6,987,000	487,000	1,300,000	1,350,000	3,850,000
Mortgage debt	1,401,986	179,525	600,159	557,060	65,242
Construction loan commitments(3)	31,108	14,533	16,575	—	—
Development commitments(4)	20,708	20,708	—	—	—
Ground and other operating leases	220,126	6,303	10,400	7,540	195,883
Interest(5)	2,473,701	409,437	713,135	449,224	901,905

Total	$11,361,487	$1,117,506	$2,867,127	$2,363,824	$5,013,030

(1)
Excludes $75 million of other debt that represents Life Care Bonds that have no scheduled maturities.

(2)
Represents £137 million translated into U.S. dollars as of December 31, 2013.

(3)
Represents commitments to finance development projects and related working capital financings.

(4)
Represents construction and other commitments for developments in progress.

(5)
Interest on variable-rate debt is calculated using rates in effect at December 31, 2013.

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

        Interest Rate Risk.    At December 31, 2013, we are exposed to market risks related to fluctuations in interest rates on the following: (i) properties with a gross value of $83 million that are subject to leases where the payments fluctuate with changes in LIBOR that are partially offset by (ii) $25 million of variable-rate senior unsecured notes and (iii) $9 million of variable-rate mortgage debt payable (excludes $72 million of variable-rate mortgage notes that have been hedged through interest-rate swap contracts) . Additionally, our exposure to market risks related to fluctuations in interest rates excludes our GBP denominated $227 million (£137 million) variable-rate Term Loan that has been hedged through interest-rate swap contracts.

        Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate investments and variable-rate debt, and assuming no other changes in the outstanding balance as of December 31, 2013, our annual interest expense would increase by approximately $1 million, or less than $0.01 per common share on a diluted basis.

        Foreign Currency Exchange Rate Risk.    At December 31, 2013, our exposure to foreign currency exchange rates relates to forecasted interest receipts from our GBP denominated senior unsecured notes (see additional discussion of the Four Seasons senior unsecured notes in Note 10 to the Consolidated Financial Statements). Our foreign currency exchange exposure is mitigated by the forecasted interest and principal payments from our GBP denominated unsecured Term Loan (see Note 11 to the Consolidated Financial Statements for additional information), and a foreign currency swap contract for approximately 85% of the forecasted interest receipts from our Four Seasons senior unsecured notes through their non-call period, which ends on June 15, 2016.

        Market Risk.    We have investments in marketable debt securities classified as held-to-maturity, because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer's financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At December 31, 2013, the fair value and carrying value of marketable debt securities were $281 million and $244 million, respectively.

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

	Maturity
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(dollars in thousands)
Assets:
Loans receivable (USD)	$18,070 (1)	$—	$107,314	$236,281	$5,960	$—	$367,625	$373,441
Weighted average interest rate	14.00%	—%	7.82%	12.32%	8.00%	—%	11.02%
Debt securities held-for-sale (USD)	$—	$—	$16,771	$—	$—	$—	$16,771	$16,994
Weighted average interest rate	—%	—%	4.43%	—%	—%	—%	4.43%
Debt securities held-for-sale (GBP)	$—	$—	$215,109	$—	$—	$—	$215,109	$263,856
Weighted average interest rate	—%	—%	12.25%	—%	—%	—%	12.25%
Liabilities(2):
Variable-rate debt:
Term loan (GBP)	$—	$—	$226,858	$—	$—	$—	$226,858	$226,858
Weighted average interest rate	—%	—%	2.00%	—%	—%	—%	2.00%
Senior unsecured notes payable (USD)	$25,000	$—	$—	$—	$—	$—	$25,000	$24,978
Weighted average interest rate	1.21%	—%	—%	—%	—%	—%	1.21%
Mortgage debt payable (USD)	$455	$8,500	$—	$—	$—	$—	$8,955	$8,111
Weighted average interest rate	2.61%	0.80%	—%	—%	—%	—%	0.89%
Fixed-rate debt:
Senior unsecured notes payable (USD)	$462,000	$400,000	$900,000	$750,000	$600,000	$3,850,000	$6,962,000	$7,380,839
Weighted average interest rate	3.32%	6.57%	5.10%	6.03%	6.83%	4.50%	4.98%
Mortgage debt payable (USD)	$179,071	$299,920	$291,738	$550,477	$6,583	$65,242	$1,393,031	$1,413,103
Weighted average interest rate	5.76%	5.86%	6.45%	5.68%	5.91%	4.51%	6.22%
Interest-rate derivatives assets (liabilities):
Variable-rate debt:
Variable to fixed (USD)	$—	$—	$(2,703)	$—	$—	$(5,681)	$(8,384)	$(8,384)
Weighted average pay rate	—%	—%	5.95%	—%	—%	3.82%	4.51%
Weighted average receive rate	—%	—%	3.34%	—%	—%	4.00%	3.79%
Variable to fixed (GBP)	$—	$—	$2,325	$—	$—	$—	$2,325	$2,325
Weighted average pay rate	—%	—%	1.81%	—%	—%	—%	1.81%
Weighted average receive rate	—%	—%	3.22%	—%	—%	—%	3.22%

(1)
Effective January 1, 2011, a senior secured loan to Delphis was placed on non-accrual status. For additional information regarding the senior secured loan to Delphis see Note 7 to the Consolidated Financial Statements.

(2)
Excludes $75 million of other debt that represents non-interest bearing Life Care Bonds and occupancy fee deposits at certain of our senior housing facilities, which have no scheduled maturities.

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

        As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective, as of December 31, 2013, at the reasonable assurance level.

        Changes in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2013 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

        Management's Annual Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

        The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of HCP, Inc.
Long Beach, California

        We have audited the internal control over financial reporting of HCP, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013, of the Company and our report dated February 11, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 11, 2014

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        We have adopted a Code of Business Conduct and Ethics that applies to all of our directors and employees, including our Chief Executive Officer and all senior financial officers, including our principal financial officer, principal accounting officer and controller. We have also adopted a Vendor Code of Business Conduct and Ethics applicable to our vendors and business partners. A current copy of our Code of Business Conduct and Ethics and Vendor Code of Business Conduct and Ethics are posted on the Investor Relations section of our website at www.hcpi.com. In addition, waivers from, and amendments to, our Code of Business Conduct and Ethics that apply to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, will be timely posted in the Investor Relations section of our website at www.hcpi.com.

        We hereby incorporate by reference the information appearing under the captions "Directors and Executive Officers," "Board of Directors and Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement relating to its 2014 Annual Meeting of Stockholders to be held on May 1, 2014.

ITEM 11.    Executive Compensation

        We hereby incorporate by reference the information under the caption "Executive Compensation" in the Registrant's definitive proxy statement relating to its 2014 Annual Meeting of Stockholders to be held on May 1, 2014.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We hereby incorporate by reference the information under the captions "Security Ownership of Principal Stockholders, Directors and Management" and "Equity Compensation Plan Information" in the Registrant's definitive proxy statement relating to its 2014 Annual Meeting of Stockholders to be held on May 1, 2014.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        We hereby incorporate by reference the information under the captions "Certain Transactions" and "Board of Directors and Corporate Governance" in the Registrant's definitive proxy statement relating to its 2014 Annual Meeting of Stockholders to be held on May 1, 2014.

ITEM 14.    Principal Accountant Fees and Services

        We hereby incorporate by reference under the caption "Audit and Non-Audit Fees" in the Registrant's definitive proxy statement relating to its 2014 Annual Meeting of Stockholders to be held on May 1, 2014.

 PART IV

ITEM 15.    Exhibits, Financial Statements and Financial Statement Schedules (2013)

(a)(1)	Financial Statements:
Report of Independent Registered Public Accounting Firm—Deloitte & Touche LLP
Financial Statements
Consolidated Balance Sheets—December 31, 2013 and 2012
Consolidated Statements of Income—for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income—for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Stockholders' Equity—for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows—for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
Schedule II: Valuation and Qualifying Accounts
(a)(2)	Schedule III: Real Estate and Accumulated Depreciation
Note: All other schedules have been omitted because the required information is presented in the financial statements and the related notes or because the schedules are not applicable.
(a)(3)	Exhibits:

2.1	Purchase Agreement, dated as of December 13, 2010, by and among HCP, Inc., HCP 2010 REIT LLC, HCR ManorCare, Inc., HCR Properties, LLC and HCR Healthcare, LLC (incorporated herein by reference to Exhibit 2.1 to HCP's Current Report on Form 8-K (File No. 001-08895), filed December 14, 2010).
2.1.1	Amendment to Purchase Agreement, dated as of April 7, 2011, by and among HCP, Inc., HCP 2010 REIT LLC, HCR ManorCare MergeCo, Inc., HCR ManorCare, LLC, HCR Properties, LLC and HCR Healthcare, LLC (incorporated herein by reference to Exhibit 2.1 to HCP's Current Report on Form 8-K (File No. 001-08895), filed April 13, 2011).**
2.2	Purchase and Sale Agreement, dated as of October 16, 2012, by and among BRE/SW Portfolio LLC, those owner entities listed on Schedule 1 thereto, HCP, Inc. and Emeritus Corporation; and First Amendment to such Purchase and Sale Agreement, by and among such parties, dated as of December 4, 2012 (incorporated herein by reference to Exhibit 2.2 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended March 31, 2013).
3.1	Articles of Restatement of HCP (incorporated herein by reference to Exhibit 3.1 to HCP's Registration Statement on Form S-3 (Registration No. 333-182824, filed July 24, 2012).
3.2	Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.1 to HCP's Current Report on Form 8-K (File No. 001-08895), filed September 25, 2006).
3.2.1	Amendment No. 1 to Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.2.1 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended September 30, 2007).
3.2.2	Amendment No. 2 to Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.2.2 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended September 30, 2009).

3.2.3	Amendment No. 3 to Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.1 to HCP's Current Report on Form 8-K (File No. 001-08895), filed March 10, 2011).
3.2.4	Amendment No. 4 to Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.1 to HCP's Current Report on Form 8-K (File No. 001-08895), filed October 3, 2013).
4.1	Indenture, dated as of September 1, 1993, between HCP and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to HCP's Registration Statement on Form S-3/A (Registration No. 333-86654), filed May 21, 2002).
4.1.1	First Supplemental Indenture dated as of January 24, 2011, to the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 001-08895), filed January 24, 2011).
4.2	Indenture, dated November 19, 2012, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 001-08895), filed November 19, 2012).
4.2.1	First Supplemental Indenture, dated November 19, 2012, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to HCP's Current Report on Form 8-K (File No. 001-08895), filed November 19, 2012).
4.2.2	Second Supplemental Indenture, dated November 12, 2013, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to HCP's Current Report on Form 8-K (File No. 001-08895), filed November 12, 2013).
4.3	Form of Fixed Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.3 to HCP's Current Report on Form 8-K (File No. 001-08895), filed November 20, 2003).
4.4	Form of Floating Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.4 to HCP's Current Report on Form 8-K (File No. 001-08895), filed November 20, 2003).
4.5	Form of Fixed Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.3 to HCP's Current Report on Form 8-K (File No. 001-08895), filed February 17, 2006).
4.6	Form of Floating Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.4 to HCP's Current Report on Form 8-K (File No. 001-08895), filed February 17, 2006).
4.7	Officers' Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled "6.00% Senior Notes due March 1, 2015" (incorporated herein by reference to Exhibit 3.1 to HCP's Current Report on Form 8-K (File No. 001-08895), filed February 28, 2003).
4.8	Officers' Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled "5 5/8% Senior Notes due May 1, 2017" (incorporated herein by reference to Exhibit 4.2 to HCP's Current Report on Form 8-K (File No. 001-08895), filed April 27, 2005).

4.9	Officers' Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as trustee, setting forth the terms of HCP's Fixed Rate Medium-Term Notes and Floating Rate Medium-Term Notes (incorporated herein by reference to Exhibit 4.2 to HCP's Current Report on Form 8-K (File No. 001-08895), filed February 17, 2006).
4.10	Form of 6.30% Notes Due 2016 (incorporated herein by reference to Exhibit 4.3 to HCP's Current Report on Form 8-K (File No. 001-08895), filed September 19, 2006).
4.11	Form of 6.00% Senior Notes Due 2017 (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 001-08895), filed January 22, 2007).
4.12	Officers' Certificate (including Form of 6.70% Senior Notes Due 2018 as Annex A thereto), dated October 15, 2007, pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York, establishing a series of securities entitled "6.70% Senior Notes due 2018" (incorporated herein by reference to Exhibit 4.29 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895), filed October 30, 2007).
4.13	Form of 2.700% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.2 to HCP's Current Report on Form 8-K (File No. 001-08895), filed January 24, 2011).
4.14	Form of 3.750% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.3 to HCP's Current Report on Form 8-K (File No. 001-08895), filed January 24, 2011).
4.15	Form of 5.375% Senior Notes due 2021 (incorporated herein by reference to Exhibit 4.4 to HCP's Current Report on Form 8-K (File No. 001-08895), filed January 24, 2011).
4.16	Form of 6.750% Senior Notes due 2041 (incorporated herein by reference to Exhibit 4.5 to HCP's Current Report on Form 8-K (File No. 001-08895), filed January 24, 2011).
4.17	Form of 3.75% Senior Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 001-08895), filed January 23, 2012).
4.18	Form of 3.15% Senior Notes due 2022 (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 001-08895), filed July 23, 2012).
4.19	Form of 2.625% Senior Notes due 2020 (incorporated herein by reference to Exhibit 4.3 to HCP's Current Report on Form 8-K (File No. 001-08895), filed November 19, 2012).
4.20	Form of 4.250% Senior Notes due 2023 (incorporated herein by reference to Exhibit 4.3 to HCP's Current Report on Form 8-K (File No. 001-08895), filed November 12, 2013).
10.1	Second Amended and Restated Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.2 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended September 30, 2009).*
10.2	Amended and Restated Executive Retirement Plan, effective as of May 7, 2003 (incorporated herein by reference to Exhibit 10.34 to HCP's Annual Report on Form 10-K (File No. 001-08895) for the year ended December 31, 2003).*
10.3	2006 Performance Incentive Plan, as amended and restated (incorporated by reference to Annex 2 to HCP's Proxy Statement (File No. 001-08895) for the Annual Meeting of Stockholders held on April 23, 2009).*
10.3.1	Form of CEO 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.2 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended March 31, 2009).*

10.3.2	Form of CEO 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with three-year cliff vesting (incorporated herein by reference to Exhibit 10.3 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended March 31, 2009).*
10.3.3	Form of Employee 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.4 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended March 31, 2009).*
10.3.4	Form of Director 2006 Performance Incentive Plan Director Stock Unit Award Agreement with four-year installment vesting (incorporated herein by reference to Exhibit 10.1 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended June 30, 2009).*
10.3.5	HCP, Inc. Terms and Conditions Applicable to Restricted Stock Unit Awards Granted Under the 2006 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.3 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended March 31, 2011).*
10.3.6	Form of CEO 2006 Performance Incentive Plan Time-Based Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.4 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended June 30, 2011).*
10.3.7	Form of CEO 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.17 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended March 31, 2008).*
10.3.8	Form of CEO 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with three-year cliff vesting (incorporated herein by reference to Exhibit 10.18 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended March 31, 2008).*
10.3.9	Form of Employee 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with five- year installment vesting (incorporated herein by reference to Exhibit 10.19 to HCP's Annual Report on Form 10-K, as amended (Filed No. 001-08895), for the year ended December 31, 2007).*
10.3.10	Form of Employee 2006 Performance Incentive Plan Nonqualified Stock Option Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.37 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended June 30, 2006).*
10.3.11	Form of Non-Employee Director 2006 Performance Incentive Plan Restricted Stock Award Agreement with five- year installment vesting, (incorporated herein by reference to Exhibit 10.38 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended June 30, 2006).*
10.3.12	Form of Non-Employee Directors 2006 Performance Incentive Plan Stock-For-Fees Program (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 001-08895), filed August 2, 2006).*
10.3.13	Amended and Restated Stock Unit Award Agreement Granted Under 2006 Performance Incentive Plan, dated April 24, 2008, by and between HCP and James F. Flaherty III (incorporated herein by reference to Exhibit 10.25 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended March 31, 2008).*

10.3.14	Form of CEO 2006 Performance Incentive Plan Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended March 31, 2012).*
10.3.15	Form of CEO 2006 Performance Incentive Plan Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended March 31, 2012).*
10.3.16	Form of Employee 2006 Performance Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended March 31, 2012).*
10.3.17	Form of Employee 2006 Performance Incentive Plan Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended March 31, 2012).*
10.3.18	Form of Employee 2006 Performance Incentive Plan Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended March 31, 2012).*
10.3.19	Restricted Stock Unit Award Agreement, dated as of October 3, 2013, by and between HCP and Paul F. Gallagher (incorporated herein by reference to Exhibit 10.7 to HCP's Quarterly Report on Form 10-Q (File 001-08895) for the quarter ended September 30, 2013).*
10.3.20	Restricted Stock Unit Award Agreement, dated as of October 3, 2013, by and between HCP and Timothy M. Schoen (incorporated herein by reference to Exhibit 10.8 to HCP's Quarterly Report on Form 10-Q (File 001-08895) for the quarter ended September 30, 2013).*
10.3.21	Restricted Stock Unit Award Agreement, dated as of October 31, 2013, by and between HCP and James W. Mercer (incorporated herein by reference to Exhibit 10.9 to HCP's Quarterly Report on Form 10-Q (File 001-08895) for the quarter ended September 30, 2013).*
10.3.22	Amended 2013 Restricted Stock Award Agreement, dated as of December 20, 2013, by and between HCP and Lauralee E. Martin.*†
10.4	Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.2 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended September 30, 2012).*
10.5	Executive Bonus Program (incorporated herein by reference to HCP's Current Report on Form 8-K (File No. 001-08895), filed January 31, 2008).*
10.6	Amended and Restated Dividend Reinvestment and Stock Purchase Plan, amended as of July 25, 2012 (incorporated by reference to HCP's Registration Statement on Form S-3 (Registration No. 333-182824), dated July 24, 2012 and as supplemented on July 25, 2012).
10.7	Form of directors and officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.21 to HCP's Annual Report on Form 10-K, as amended (File No. 001-08895) for the year ended December 31, 2007).*
10.8	Amended and Restated Employment Agreement, dated as of April 24, 2008, by and between HCP and James F. Flaherty III (incorporated herein by reference to Exhibit 10.11 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended March 31, 2008).*
10.9	Employment Agreement, dated as of January 26, 2012, by and between HCP and Paul F. Gallagher (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File 001-08895), filed February 1, 2012).*

10.9.1	Amendment No. 1, dated as of April 5, 2013, to the Employment Agreement, dated as of January 26, 2012, by and between HCP and Paul F. Gallagher (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File 001-08895), filed April 5, 2013).*
10.9.2	Term Sheet Amendment to Employment Agreement, dated as of October 3, 2013, by and between HCP and Paul F. Gallagher (incorporated herein by reference to Exhibit 10.3 to HCP's Current Report on Form 8-K (File 001-08895), filed October 3, 2013).*
10.9.3	Amendment No. 2, dated as of October 31, 2013, to the Employment Agreement, dated as of January 26, 2012, by and between HCP and Paul F. Gallagher (incorporated herein by reference to Exhibit 10.4 to HCP's Quarterly Report on Form 10-Q (File 001-08895) for the quarter ended September 30, 2013).*
10.10	Employment Agreement, dated as of January 26, 2012, by and between HCP and Timothy M. Schoen (incorporated herein by reference to Exhibit 10.2 to HCP's Current Report on Form 8-K (File 001-08895), filed February 1, 2012).*
10.10.1	Amendment No. 1, dated as of April 5, 2013, to the Employment Agreement, dated as of January 26, 2012, by and between HCP and Timothy M. Schoen (incorporated herein by reference to Exhibit 10.2 to HCP's Current Report on Form 8-K (File 001-08895), filed April 5, 2013).*
10.10.2	Term Sheet Amendment to Employment Agreement, dated as of October 3, 2013, by and between HCP and Timothy M. Schoen (incorporated herein by reference to Exhibit 10.2 to HCP's Current Report on Form 8-K (File 001-08895), filed October 3, 2013).*
10.10.3	Amendment No. 2, dated as of October 31, 2013, to the Employment Agreement, dated as of January 26, 2012, by and between HCP and Timothy M. Schoen (incorporated herein by reference to Exhibit 10.5 to HCP's Quarterly Report on Form 10-Q (File 001-08895) for the quarter ended September 30, 2013).*
10.11	Employment Agreement, dated October 25, 2012, by and between HCP, Inc. and James W. Mercer (incorporated herein by reference to Exhibit 10.1 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended September 30, 2012).*
10.11.1	Amendment No. 1, dated as of April 5, 2013, to the Employment Agreement, dated as of January 26, 2012, by and between HCP and James W. Mercer (incorporated herein by reference to Exhibit 10.3 to HCP's Current Report on Form 8-K (File 001-08895), filed April 5, 2013).*
10.11.2	Amendment No. 2, dated as of October 31, 2013, to the Employment Agreement, dated as of January 26, 2012, by and between HCP and James W. Mercer (incorporated herein by reference to Exhibit 10.6 to HCP's Quarterly Report on Form 10-Q (File 001-08895) for the quarter ended September 30, 2013).*
10.12	Employment Agreement, dated as of October 2, 2013, by and between HCP, Inc. and Lauralee E. Martin (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File 001-08895), filed October 3, 2013).*
10.13	Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, dated as of January 20, 1999 (incorporated herein by reference to Exhibit 10.16 to HCP's Annual Report on Form 10-K (File No. 001-08895) for the year ended December 31, 1998).
10.14	Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, dated as of August 17, 2001, as amended (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 001-08895), filed November 9, 2012).

10.15	Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 2, 2003 (incorporated herein by reference to Exhibit 10.28 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended September 30, 2003).
10.15.1	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of September 29, 2004 (incorporated herein by reference to Exhibit 10.37 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended September 30, 2004).
10.15.2	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 29, 2004 (incorporated herein by reference to Exhibit 10.43 to HCP's Annual Report on Form 10-K (File No. 001-08895) for the year ended December 31, 2004).
10.15.3	Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC and New Member Joinder Agreement, dated as of October 19, 2005, by and among HCP, HCPI/Tennessee, LLC and A. Daniel Weyland (incorporated herein by reference to Exhibit 10.14.3 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended September 30, 2005).
10.15.4	Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.12.4 to HCP's Annual Report on Form 10-K, as amended (File No. 001-08895), for the year ended December 31, 2007).
10.16	Amended and Restated Limited Liability Company Agreement of HC PDR MCD, LLC, dated as of February 9, 2007 (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 001-08895), filed April 20, 2012).
10.17	Stockholders Agreement, dated as of December 13, 2010, among HCP, Inc., HCR ManorCare, Inc. and certain stockholders of HCR ManorCare, Inc. (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 001-08895), filed December 14, 2010).
10.18	Credit Agreement, dated March 11, 2011, by and among HCP, as borrower, the lenders referred to therein, and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 001-08895), filed March 15, 2011).
10.18.1	Amendment No. 1 to Credit Agreement, dated March 27, 2012, by and among HCP, as borrower, the lenders referred to therein and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 001-08895), filed March 29, 2012).
10.18.2	Amendment No. 2 to Credit Agreement, dated May 7, 2013, by and among HCP, as borrower, the financial institutions referred to therein, and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.4 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended June 30, 2013).
10.19	Master Lease and Security Agreement, dated as of April 7, 2011, by and between the parties set forth on Exhibit A-1, Exhibit A-2, Exhibit A-3 and Exhibit A-4 attached thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 001-08895), filed July 12, 2011).**

10.19.1	First Amendment to Master Lease and Security Agreement, dated as of April 7, 2011, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.59.1 to HCP's Annual Report on Form 10-K (File No. 001-08895) for the year ended December 31, 2011).
10.19.2	Second Amendment to Master Lease and Security Agreement, dated as of May 16, 2011, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.59.2 to HCP's Annual Report on Form 10-K (File No. 001-08895) for the year ended December 31, 2011).
10.19.3	Third Amendment to Master Lease and Security Agreement, dated as of January 10, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.59.3 to HCP's Annual Report on Form 10-K (File No. 001-08895) for the year ended December 31, 2011).
10.19.4	Fourth Amendment to Master Lease and Security Agreement, dated as of April 18, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.1 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended March 31, 2012).
10.19.5	Fifth Amendment to Master Lease and Security Agreement, dated as of May 4, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.1 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended June 30, 2012).
10.19.6	Sixth Amendment to Master Lease and Security Agreement, dated as of May 30, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.2 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended June 30, 2012).
10.19.7	Seventh Amendment to Master Lease and Security Agreement, dated as of February 11, 2013, by and among the parties signatory thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 2.2 to HCP's Quarterly Report on Form 10-Q (File No. 001-08895) for the quarter ended March 31, 2013).
10.20	Master Lease and Security Agreement, dated as of October 31, 2012, by and between HCPI Trust, HCP Senior Housing Properties Trust, HCP SH ELP1 Properties, LLC, HCP SH ELP2 Properties, LLC, HCP SH ELP3 Properties, LLC, HCP SH Lassen House, LLC, HCP SH Mountain Laurel, LLC, HCP SH Mountain View, LLC, HCP SH Oakridge, LLC, HCP SH River Valley Landing, LLC and HCP SH Sellwood Landing, LLC, as lessor, and Emeritus Corporation, as lessee (incorporated herein by reference to Exhibit 10.40 to HCP's Annual Report on Form 10-K (File No. 001-08895) for the year ended December 31, 2012).**
10.20.1	First Amendment to Master Lease and Security Agreement, dated as of December 4, 2012, by and between HCPI Trust, HCP Senior Housing Properties Trust, HCP SH ELP1 Properties, LLC, HCP SH ELP2 Properties, LLC, HCP SH ELP3 Properties, LLC, HCP SH Lassen House, LLC, HCP SH Mountain Laurel, LLC, HCP SH Mountain View, LLC, HCP SH Oakridge, LLC, HCP SH River Valley Landing, LLC and HCP SH Sellwood Landing, LLC, as lessor, and Emeritus Corporation, as lessee (incorporated herein by reference to Exhibit 10.40.1 to HCP's Annual Report on Form 10-K (File No. 001-08895) for the year ended December 31, 2012).**
21.1	Subsidiaries of the Company.†
23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.†
23.2	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.†

31.1	Certification by Lauralee E. Martin, HCP's Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).†
31.2	Certification by Timothy M. Schoen, HCP's Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).†
32.1	Certification by Lauralee E. Martin, HCP's Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.†
32.2	Certification by Timothy M. Schoen, HCP's Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.†
99.1	HCR ManorCare, Inc. Financial Statements as of December 31, 2013 and 2012 and for the three years in the periods ended December 31, 2013.
101.INS	XBRL Instance Document.††
101.SCH	XBRL Taxonomy Extension Schema Document.††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.††
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.††

*
Management Contract or Compensatory Plan or Arrangement

**
Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the SEC.

†
Filed herewith.

††
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 11, 2014

HCP, Inc. (Registrant)
/s/ LAURALEE E. MARTIN Lauralee E. Martin, President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LAURALEE E. MARTIN Lauralee E. Martin	President and Chief Executive Officer (Principal Executive Officer)	February 11, 2014
/s/ TIMOTHY M. SCHOEN Timothy M. Schoen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 11, 2014
/s/ SCOTT A. ANDERSON Scott A. Anderson	Senior Vice President — Chief Accounting Officer (Principal Accounting Officer)	February 11, 2014
/s/ BRIAN G. CARTWRIGHT Brian G. Cartwright	Director	February 11, 2014
/s/ CHRISTINE N. GARVEY Christine N. Garvey	Director	February 11, 2014
/s/ DAVID B. HENRY David B. Henry	Director	February 11, 2014
/s/ MICHAEL D. MCKEE Michael D. McKee	Director	February 11, 2014

Signature	Title	Date

/s/ PETER L. RHEIN Peter L. Rhein	Director	February 11, 2014
/s/ JOSEPH P. SULLIVAN Joseph P. Sullivan	Director	February 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of HCP, Inc.
Long Beach, California

        We have audited the accompanying consolidated balance sheets of HCP, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HCP, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 11, 2014

HCP, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Real estate:
Buildings and improvements	$10,544,110	$10,448,752
Development costs and construction in progress	225,869	236,859
Land	1,822,862	1,838,613
Accumulated depreciation and amortization	(1,965,592)	(1,694,892)

Net real estate	10,627,249	10,829,332

Net investment in direct financing leases	7,153,399	6,881,393
Loans receivable, net	366,001	276,030
Investments in and advances to unconsolidated joint ventures	196,576	212,213
Accounts receivable, net of allowance of $1,529 and $1,668, respectively	27,494	34,150
Cash and cash equivalents	300,556	247,673
Restricted cash	37,229	37,848
Intangible assets, net	489,842	551,737
Real estate and intangible assets held for sale, net	9,819	56,659
Other assets, net	867,705	788,520

Total assets(1)	$20,075,870	$19,915,555

LIABILITIES AND EQUITY
Term loan	$226,858	$222,694
Senior unsecured notes	6,963,375	6,712,624
Mortgage debt	1,396,485	1,665,210
Mortgage debt and intangible liabilities on assets held for sale, net	—	13,063
Other debt	74,909	81,958
Intangible liabilities, net	98,810	104,180
Accounts payable and accrued liabilities	318,427	293,994
Deferred revenue	65,872	68,055

Total liabilities(2)	9,144,736	9,161,778

Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 456,960,648 and 453,191,321 shares issued and outstanding, respectively	456,961	453,191
Additional paid-in capital	11,334,041	11,180,066
Cumulative dividends in excess of earnings	(1,053,215)	(1,067,367)
Accumulated other comprehensive loss	(14,487)	(14,653)

Total stockholders' equity	10,723,300	10,551,237
Joint venture partners	23,729	14,752
Non-managing member unitholders	184,105	187,788

Total noncontrolling interests	207,834	202,540

Total equity	10,931,134	10,753,777

Total liabilities and equity	$20,075,870	$19,915,555

(1)
The Company's consolidated total assets at December 31, 2013 and 2012 include assets of certain variable interest entities ("VIEs") that can only be used to settle the liabilities of those VIEs. At December 31, 2013: other assets, net, $1 million. At December 31, 2012: accounts receivable, net, $2 million; cash and cash equivalents, $10 million; and other assets, net, $2 million. See Note 21 for additional details.

(2)
The Company's consolidated total liabilities at December 31, 2013 and 2012 include liabilities of certain VIEs for which the VIE creditors do not have recourse to HCP, Inc. At December 31, 2013: accounts payable and accrued liabilities, $9 million. At December 31, 2012: other debt, $0.2 million; accounts payable and accrued liabilities, $14 million; and deferred revenue, $2 million. See Note 21 for additional details.

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rental and related revenues	$1,128,054	$997,767	$986,432
Tenant recoveries	100,649	94,626	92,254
Resident fees and services	146,288	139,073	49,091
Income from direct financing leases	636,881	622,073	464,704
Interest income	86,159	24,536	99,864
Investment management fee income	1,847	1,895	2,073

Total revenues	2,099,878	1,879,970	1,694,418

Costs and expenses:
Interest expense	435,252	416,172	415,455
Depreciation and amortization	423,312	353,704	346,055
Operating	298,282	280,716	218,701
General and administrative	109,233	79,395	96,059
Litigation provision	—	—	125,000
Impairments	—	7,878	15,400

Total costs and expenses	1,266,079	1,137,865	1,216,670

Other income, net	18,216	2,976	12,933

Income before income taxes and equity income from unconsolidated joint ventures	852,015	745,081	490,681
Income taxes	(5,815)	1,654	(1,301)
Equity income from unconsolidated joint ventures	64,433	54,455	46,750

Income from continuing operations	910,633	801,190	536,130

Discontinued operations:
Income before impairment losses and gain on sales of real estate, net of income taxes	5,879	14,198	15,257
Impairment losses on real estate	(1,372)	—	—
Gain on sales of real estate, net of income taxes	69,866	31,454	3,107

Total discontinued operations	74,373	45,652	18,364

Net income	985,006	846,842	554,494
Noncontrolling interests' share in earnings	(14,169)	(14,302)	(15,603)

Net income attributable to HCP, Inc.	970,837	832,540	538,891
Preferred stock dividends	—	(17,006)	(21,130)
Participating securities' share in earnings	(1,734)	(3,245)	(2,459)

Net income applicable to common shares	$969,103	$812,289	$515,302

Basic earnings per common share:
Continuing operations	$1.97	$1.80	$1.25
Discontinued operations	0.16	0.10	0.04

Net income applicable to common shares	$2.13	$1.90	$1.29

Diluted earnings per common share:
Continuing operations	$1.97	$1.80	$1.25
Discontinued operations	0.16	0.10	0.04

Net income applicable to common shares	$2.13	$1.90	$1.29

Weighted average shares used to calculate earnings per common share:
Basic	455,002	427,047	398,446

Diluted	455,702	428,316	400,218

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$985,006	$846,842	$554,494
Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities:
Unrealized gains (losses)	1,355	7,776	(5,396)
Reclassification adjustment realized in net income	(9,131)	—	5,396
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses)	6,435	(3,127)	(4,367)
Reclassification adjustment realized in net income	1,220	387	(1,033)
Change in Supplemental Executive Retirement Plan obligation	240	(356)	(495)
Foreign currency translation adjustment	47	249	(450)

Total other comprehensive income (loss)	166	4,929	(6,345)

Total comprehensive income	985,172	851,771	548,149
Total comprehensive income attributable to noncontrolling interests	(14,169)	(14,302)	(15,603)

Total comprehensive income attributable to HCP, Inc.	$971,003	$837,469	$532,546

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share data)

	Preferred Stock		Common Stock			Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital			Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
January 1, 2011	11,820	$285,173	370,925	$370,925	$8,089,982	$(775,476)	$(13,237)	$7,957,367	$188,680	$8,146,047
Net income	—	—	—	—	—	538,891	—	538,891	15,603	554,494
Other comprehensive losses	—	—	—	—	—	—	(6,345)	(6,345)	—	(6,345)
Issuance of common stock, net	—	—	36,683	36,683	1,268,781	—	—	1,305,464	(3,456)	1,302,008
Repurchase of common stock	—	—	(136)	(136)	(4,855)	—	—	(4,991)	—	(4,991)
Exercise of stock options	—	—	1,157	1,157	29,639	—	—	30,796	—	30,796
Amortization of deferred compensation	—	—	—	—	20,034	—	—	20,034	—	20,034
Preferred dividends	—	—	—	—	—	(21,130)	—	(21,130)	—	(21,130)
Common dividends ($1.92 per share)	—	—	—	—	—	(766,559)	—	(766,559)	—	(766,559)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(15,156)	(15,156)
Noncontrolling interests in acquisitions	—	—	—	—	—	—	—	—	1,500	1,500
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	14,028	14,028
Purchase of noncontrolling interests	—	—	—	—	(20,045)	—	—	(20,045)	(14,059)	(34,104)

December 31, 2011	11,820	285,173	408,629	408,629	9,383,536	(1,024,274)	(19,582)	9,033,482	187,140	9,220,622
Net income	—	—	—	—	—	832,540	—	832,540	14,302	846,842
Other comprehensive income	—	—	—	—	—	—	4,929	4,929	—	4,929
Preferred stock redemption	(11,820)	(285,173)	—	—	—	(10,327)	—	(295,500)	—	(295,500)
Issuance of common stock, net	—	—	42,468	42,468	1,739,357	—	—	1,781,825	(25,029)	1,756,796
Repurchase of common stock	—	—	(361)	(361)	(15,271)	—	—	(15,632)	—	(15,632)
Exercise of stock options	—	—	2,455	2,455	49,167	—	—	51,622	—	51,622
Amortization of deferred compensation	—	—	—	—	23,277	—	—	23,277	—	23,277
Preferred dividends	—	—	—	—	—	(6,679)	—	(6,679)	—	(6,679)
Common dividends ($2.00 per share)	—	—	—	—	—	(858,627)	—	(858,627)	—	(858,627)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(15,631)	(15,631)
Noncontrolling interests in acquisitions	—	—	—	—	—	—	—	—	42,734	42,734
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	1,584	1,584
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	(2,560)	(2,560)

December 31, 2012	—	$—	453,191	453,191	11,180,066	(1,067,367)	(14,653)	10,551,237	202,540	10,753,777

Net income			—	—	—	970,837	—	970,837	14,169	985,006
Other comprehensive income			—	—	—	—	166	166	—	166
Issuance of common stock, net			3,136	3,136	107,565	—	—	110,701	(3,683)	107,018
Repurchase of common stock			(242)	(242)	(10,196)	—	—	(10,438)	—	(10,438)
Exercise of stock options			876	876	16,626	—	—	17,502	—	17,502
Amortization of deferred compensation			—	—	39,980	—	—	39,980	—	39,980
Common dividends ($2.10 per share)			—	—	—	(956,685)	—	(956,685)	—	(956,685)
Distributions to noncontrolling interests			—	—	—	—	—	—	(17,664)	(17,664)
Issuance of noncontrolling interests			—	—	—	—	—	—	12,472	12,472

December 31, 2013			456,961	$456,961	$11,334,041	$(1,053,215)	$(14,487)	$10,723,300	$207,834	$10,931,134

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$985,006	$846,842	$554,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	423,312	353,704	346,055
Discontinued operations	5,862	12,808	11,340
Amortization of above and below market lease intangibles, net	(6,646)	(2,232)	(4,510)
Amortization of deferred compensation	39,980	23,277	20,034
Amortization of deferred financing costs, net	18,541	16,501	25,769
Straight-line rents	(39,587)	(47,311)	(59,173)
Loan and direct financing lease interest accretion	(86,314)	(95,444)	(93,003)
Deferred rental revenues	(2,843)	(1,655)	(2,319)
Equity income from unconsolidated joint ventures	(64,433)	(54,455)	(46,750)
Distributions of earnings from unconsolidated joint ventures	3,989	3,384	3,273
Gain upon consolidation of joint venture	—	—	(7,769)
Marketable securities (gains) losses, net	(11,350)	—	5,396
Gain upon settlement of loans receivable	—	—	(22,812)
Gain on sales of real estate	(69,866)	(31,454)	(3,107)
Foreign currency and derivative (gains) losses, net	533	43	(1,226)
Impairments	1,372	7,878	15,400
Changes in:
Accounts receivable, net	6,656	(7,469)	2,590
Other assets	(58,290)	(3,814)	27,582
Accounts payable and other accrued liabilities	3,065	14,267	(47,103)

Net cash provided by operating activities	1,148,987	1,034,870	724,161

Cash flows from investing activities:
Other acquisitions of real estate	(64,678)	(186,478)	(113,324)
Cash used in the senior housing portfolio acquisition	—	(1,701,410)	—
Cash used in the HCR ManorCare Acquisition, net of cash acquired	—	—	(4,026,556)
Cash used in the HCP Ventures II purchase, net of cash acquired	—	—	(135,550)
Development of real estate	(130,317)	(133,596)	(85,061)
Leasing costs and tenant and capital improvements	(64,557)	(61,440)	(52,903)
Proceeds from sales of real estate, net	95,816	150,943	19,183
Purchase of an interest in and contributions to unconsolidated joint ventures	—	—	(95,000)
Distributions in excess of earnings from unconsolidated joint ventures	14,102	2,915	2,408
Purchases of marketable securities	(16,706)	(214,859)	(22,449)
Proceeds from sales of marketable securities	28,403	—	—
Principal repayments on loans receivable	263,445	45,046	303,941
Investments in loans receivable	(322,775)	(218,978)	(369,939)
(Increase) decrease in restricted cash	619	3,705	(5,234)

Net cash used in investing activities	(196,648)	(2,314,152)	(4,580,484)

Cash flows from financing activities:
Net borrowings (repayments) under bank line of credit	—	(454,000)	454,000
Borrowings under term loan	—	214,789	—
Issuance of senior unsecured notes	800,000	1,550,000	2,400,000
Repayments of senior unsecured notes	(550,000)	(250,000)	(292,265)
Repayments of mortgage and other secured debt	(302,119)	(155,565)	(169,783)
Issuance of mortgage and other debt	6,798	—	—
Deferred financing costs	(7,300)	(27,565)	(43,716)
Preferred stock redemption	—	(295,500)	—
Net proceeds from the issuance of common stock and exercise of options	114,082	1,792,786	1,327,813
Dividends paid on common and preferred stock	(956,685)	(865,306)	(787,689)
Issuance of noncontrolling interests	12,472	1,584	14,028
Purchase of noncontrolling interests	—	(2,143)	(34,104)
Distributions to noncontrolling interests	(17,664)	(15,631)	(15,156)

Net cash provided by (used in) financing activities	(900,416)	1,493,449	2,853,128

Effect of foreign exchange on cash and cash equivalents	960	—	—
Net increase (decrease) in cash and cash equivalents	52,883	214,167	(1,003,195)
Cash and cash equivalents, beginning of year	247,673	33,506	1,036,701

Cash and cash equivalents, end of year	$300,556	$247,673	$33,506

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Revenue Recognition

        At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses its terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee, (ii) lessee has a bargain purchase option during or at the end of the lease term, (iii) the lease term is equal to 75% or more of the underlying property's economic life, or (iv) the future minimum lease payments (excluding executory costs) are equal to 90% or more of the excess estimated fair value (over retained tax credits) of the leased building. If one of the four criteria is met and the minimum lease payments are determined to be reasonably predicable and collectible, the lease arrangement is generally accounted for as a direct financing lease.

        The Company recognizes rental revenue for operating lease arrangements when the tenant has taken possession or controls the physical use of a leased asset. If a lease arrangement provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Ownership of tenant improvements is determined based on various factors including, but not limited to, the following criteria:

  •
  lease stipulations of how and on what a tenant improvement allowance may be spent;

  •
  which party to the arrangement retains legal title to the tenant improvements upon lease expiration;

  •
  whether the tenant improvements are unique to the tenant or general purpose in nature; and

  •
  if the tenant improvements are expected to have significant residual value at the end of the lease term.

        Certain leases provide for additional rents that are contingent upon a percentage of the facility's revenue in excess of specified base amounts or other thresholds. Such revenue is recognized when actual results reported by the tenant, or estimates of tenant results, exceed the base amount or other thresholds, and only after any contingency has been removed (when the related thresholds are achieved). This may result in the recognition of rental revenue in periods subsequent to when such payments are received.

        Tenant recoveries subject to operating leases related to the reimbursement of real estate taxes, insurance, repairs and maintenance and other operating expenses are recognized as revenue in the period the expenses are incurred. The reimbursements are recognized and presented gross, as the Company is generally the primary obligor and, with respect to purchasing goods and services from third party suppliers, has discretion in selecting the supplier and bears the associated credit risk.

        For operating leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue amounts which differ from those that are contractually due from tenants. If the Company determines that collectibility of straight-line rents is not reasonably assured, future revenue recognition is limited to amounts contractually owed and paid, and, when appropriate, an allowance for estimated losses is established.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Resident fee revenue is recorded when services are rendered and includes resident room and care charges, community fees and other resident charges. Residency agreements are generally for a term of 30 days to one year, with resident fees billed monthly. Revenue for certain care related services is recognized as services are provided and is billed monthly in arrears.

        The Company maintains an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For operating lease straight-line rent amounts, the Company's assessment is based on amounts estimated to be recoverable over the term of the lease.

        The Company utilizes the direct finance method of accounting to record income from direct financing leases ("DFLs"). For leases accounted for as DFLs, the net investment in the DFL represents receivables for the sum of minimum lease payments receivable and the estimated residual values of the leased properties, less the unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield when collectibility of the lease payments is reasonably assured.

        Loans receivable are classified as held-for-investment based on management's intent and ability to hold the loans for the foreseeable future or to maturity. Loans held-for-investment are carried at amortized cost and are reduced by a valuation allowance for estimated credit losses as necessary. The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the interest method. The interest method is applied on a loan-by-loan basis when collectibility of the future payments is reasonably assured. Premiums and discounts are recognized as yield adjustments over the term of the related loans. Loans are transferred from held-for-investment to held-for-sale when management's intent is to no longer hold the loans for the foreseeable future. Loans held-for-sale are recorded at the lower of cost or fair value.

        Allowances are established for loans and DFLs based upon an estimate of probable losses on an individual basis if they are determined to be impaired. Loans and DFLs are impaired when it is deemed probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan or lease. An allowance is based upon the Company's assessment of the borrower's or lessee's overall financial condition, economic resources, payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the net realizable value of any collateral. These estimates consider all available evidence including the expected future cash flows discounted at the loan's or DFL's effective interest rate, fair value of collateral, general economic conditions and trends, historical and industry loss experience and other relevant factors, as appropriate.

        Loans and DFLs are placed on non-accrual status when management determines that the collectibility of contractual amounts is not reasonably assured. While on non-accrual status, loans and DFLs are either accounted for on a cash basis, in which income is recognized only upon receipt of cash, or on a cost-recovery basis, were cash receipts reduce the carrying value of the loan or DFL, based on the Company's expectation of future collectibility.

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

  Real Estate

        The Company's real estate assets, consisting of land, buildings and improvements are recorded at their then fair value at the time of acquisition and/or consolidation. The assumed liabilities, acquired tangible assets and identifiable intangibles are also recorded at their then fair value. The Company assesses fair value based on cash flow projections that utilize appropriate discount and/or capitalization rates and other available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, as well as market and economic conditions. The fair value of tangible assets of an acquired property is based on the value of the property as if it is vacant. Transaction costs related to acquisitions of businesses, including properties, are expensed as incurred.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

market lease intangibles are amortized primarily to revenue over the remaining noncancellable lease terms and bargain renewal periods, if any. In-place lease intangibles are amortized to expense over the remaining noncancellable lease term and bargain renewal periods, if any.

  Impairment of Long-Lived Assets and Goodwill

        The Company assesses the carrying value of real estate assets and related intangibles ("real estate assets") when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company tests its real estate assets for impairment by comparing the sum of the expected future undiscounted cash flows to the carrying value of the real estate assets. The estimated future undiscounted cash flows are calculated utilizing the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If the carrying value exceeds the expected future undiscounted cash flows, an impairment loss will be recognized to the extent that the carrying value of the real estate assets is greater than its fair value.

        Goodwill is tested for impairment at least annually based on certain qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Potential impairment indicators and qualitative factors include a significant decline in real estate valuations, restructuring plans, current macroeconomic conditions, state of the equity and capital markets or a significant decline in the value of the Company's market capitalization. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company applies the required two-step quantitative approach. The quantitative procedures of the two-step approach (i) compares the fair value of a reporting unit with its carrying amount, including goodwill and, if necessary, (ii) compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the fair value of assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment, if any. The Company selected the fourth quarter of each fiscal year to perform its annual impairment test.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Recent Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-10"). This update permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate ("LIBOR"). The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 on July 17, 2013 did not have a material impact on the Company's consolidated financial position or results of operations.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The adoption of ASU 2013-02 on January 1, 2013 did not have a material impact on the Company's consolidated financial position or results of operations.

        In July 2012, the FASB issued Accounting Standards Update No. 2012-01, Continuing Care Retirement Communities—Refundable Advance Fees ("ASU 2012-01"). This update clarifies the situations in which recognition of deferred revenue for refundable advance fees is appropriate. The adoption of ASU 2012-01 on January 1, 2013 did not have a material impact on the Company's consolidated financial position or results of operations.

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

        The HCR ManorCare Acquisition total purchase price was as follows (in thousands):

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)
In August 2011, the Company paid or refunded these amounts to certain taxing authorities or the seller. These August 2011 cash payments are included in the "cash used in the HCR ManorCare Acquisition, net of cash acquired" that is presented in the 2011 consolidated statement of cash flows under investing activities.

(3)
Represents estimated fees and costs of $16 million and $11 million that were expensed and included in general and administrative expense and interest expense, respectively. These charges are directly attributable to the transaction and represent non-recurring costs.

        The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date of April 7, 2011 (in thousands):

Assets acquired
Net investments in direct financing leases	$6,002,074
Cash and cash equivalents	6,996
Intangible assets	14,888

Total assets acquired	6,023,958

Total liabilities assumed	224,932

Net assets acquired	$5,799,026

        In connection with the HCR ManorCare Acquisition, the Company entered into a credit agreement for a 365-day bridge loan facility (from funding to maturity) in an aggregate amount of up to $3.3 billion. In March 2011, the Company terminated this bridge loan facility in accordance with its terms; consequently, the Company incurred a charge of $11 million related to the write-off of unamortized loan commitment fees that is included in interest expense.

        The assets and liabilities of the Company's investments related to HCR ManorCare and the related results of operations are included in the consolidated financial statements from the acquisition date. From the acquisition date to December 31, 2011, the Company recognized income of $412 million related to its HCR ManorCare DFLs and $45 million related to its share in earnings from its equity method investment in HCR ManorCare.

  Pro Forma Results of Operations

        The following unaudited pro forma consolidated results of operations for the year ended December 31, 2011 assume that the HCR ManorCare Acquisition, including the Company's ownership interest in the operations of HCR ManorCare, was completed as of January 1, 2010 (in thousands, except per share amounts):

Revenues	$1,803,199
Net income	673,036
Net income applicable to HCP, Inc.	657,433
Basic earnings per common share	$1.56
Diluted earnings per common share	1.56

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The amounts above were restated in 2013; the previous pro forma presentation assumed that HCR ManorCare Acquisition was completed as of January 1, 2011 (in thousands, except per share amounts); the previously reported amounts, adjusted for discontinued operations, follows:

Revenues	$1,789,677
Net income	659,514
Net income applicable to HCP, Inc.	643,911
Basic earnings per common share	$1.53
Diluted earnings per common share	1.52

(4)   Other Real Estate Property Investments

  Senior Housing Portfolio Acquisition

        During the fourth quarter of 2012 and first quarter of 2013, the Company acquired 133 senior housing communities for $1.74 billion from a joint venture between Emeritus Corporation ("Emeritus") and Blackstone Real Estate Partners VI, an affiliate of the Blackstone Group (the "Blackstone JV"). Located in 29 states, the portfolio encompasses a diversified care mix of 61% assisted living, 25% independent living, 13% memory care and 1% skilled nursing based on units. Based on operating performance at closing, the 133 communities consisted of 99 that were stabilized and 34 that were in lease-up. The transaction closed in two stages: (i) 129 senior housing facilities during the fourth quarter of 2012 for $1.7 billion; and (ii) four senior housing facilities during the first quarter of 2013 for $38 million. The Company paid $1.73 billion in cash consideration and assumed $13 million of mortgage debt to acquire: (i) real estate with a fair value of $1.57 billion, (ii) intangible assets with a fair value of $174 million; and (iii) assumed intangible liabilities with a fair value of $4 million. The lease-up intangibles assets recognized were attributable to the value of the acquired underlying operating resident leases of the senior housing communities that were stabilized or nearly stabilized (e.g., resident occupancy above 80%).

        Emeritus operates the communities pursuant to two triple-net master leases for 128 properties (the "Master Lease") and five individual leases, all guaranteed by Emeritus (together, the "Leases"). The Leases provide aggregate contractual rent in the first year of $105.8 million. The contractual rent will increase annually by the greater of the percentage increase in the Consumer Price Index ("CPI") or 3.7% on average over the initial five years, and thereafter by the greater of CPI or 3.0% for the remaining initial lease term. At the beginning of the sixth lease year, rent on the 34 lease-up properties will increase to the greater of the percentage increase in CPI or fair market, subject to a floor of 103% and a cap of 130% of the prior year's rent. From the 2012 acquisition dates to December 31, 2012, the Company recognized revenues and income of $22 million and $14 million, respectively, related to its acquisitions of the 129 senior housing communities.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Pro Forma Results of Operations

        The following unaudited pro forma consolidated results of operations assume that the Blackstone JV Acquisition was completed as of January 1, 2011 (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011
Revenues	$1,966,303	$1,798,018
Net income	870,802	584,361
Net income applicable to HCP, Inc.	856,500	568,758
Basic earnings per common share	$1.88	$1.30
Diluted earnings per common share	1.88	1.29

  Other Real Estate Acquisitions

        In addition to the Blackstone JV Acquisition (discussed above), during the year ended December 31, 2013, the Company acquired a senior housing facility for $18 million, exercised its purchase option for a senior housing facility it previously leased for $16 million and acquired 38 acres of land to be developed for use in the post-acute/skilled nursing segment for $0.4 million. During the year ended December 31, 2013, the Company incurred an aggregate of $173 million for construction, tenant and other capital improvement projects, primarily in the senior housing, life science and medical office segments.

        A summary of other real estate acquisitions for the year ended December 31, 2012 follows (in thousands):

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

(5)   Dispositions of Real Estate and Discontinued Operations

        During the year ended December 31, 2013, the Company sold the following: (i) eight post-acute/skilled nursing facilities for $68 million, (ii) two senior housing facilities for $22 million and (iii) two medical office buildings for $6 million. In addition, in September 2013, the Company sold a 62-bed hospital located in Greenfield, Wisconsin in exchange for a 60-bed hospital located in Webster, Texas and recognized a gain of $8 million based on the fair value of the hospital acquired in excess of the

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

carrying value of the hospital sold. During the year ended December 31, 2012, the Company sold the following: (i) two senior housing facilities for $111 million, (ii) a skilled nursing facility for $15 million, (iii) a medical office building for $7 million and (iv) a parcel of land in the life science segment for $18 million.

        At December 31, 2013, one hospital and two post-acute/skilled nursing facilities were classified as held for sale, with a carrying value of $10 million. At December 31, 2012, properties classified as held for sale included 12 senior housing facilities, two hospitals and two medical office buildings with a combined aggregate carrying value of $56 million.

        The following table summarizes income from discontinued operations, impairments and gain on sales of real estate included in discontinued operations (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Rental and related revenues	$16,649	$33,777	$32,555

Depreciation and amortization expenses	5,862	12,808	11,340
Operating expenses	3,929	3,304	1,472
Other expense, net	979	3,467	4,486

Income before impairments and gain on sales of real estate, net of income taxes	$5,879	$14,198	$15,257

Impairments	$1,372	$—	$—

Gain on sales of real estate, net of income taxes	$69,866	$31,454	$3,107

Number of properties included in discontinued operations	16	20	23

(6)   Net Investment in Direct Financing Leases

        The components of net investment in DFLs consisted of the following (dollars in thousands):

	December 31,
	2013	2012
Minimum lease payments receivable(1)	$24,808,386	$25,217,520
Estimated residual values	4,134,405	4,010,514
Less unearned income	(21,789,392)	(22,346,641)

Net investment in direct financing leases	$7,153,399	$6,881,393

Properties subject to direct financing leases	364	361

(1)
The minimum lease payments receivable are primarily attributable to HCR ManorCare, Inc. ("HCR ManorCare") ($23.5 billion and $24.0 billion at December 31, 2013 and 2012, respectively). The triple-net master lease with HCR ManorCare provides for annual rent of $506 million beginning April 1, 2013 (prior to April 1, 2013, annual rent was $489 million). The rent increases by 3.5% per year over the next three years and by 3% for the remaining portion of the initial lease term. The properties are grouped into four pools, and HCR ManorCare has a one-time extension option for each pool with rent increased for the first year of the extension option to the greater of fair market rent or a 3% increase over the rent for the prior year. Including the extension options, which the Company determined to be bargain renewal options, the four leased pools had total initial available terms ranging from 23 to 35 years.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        On November 21, 2013, the Company reached an agreement with Tenet Healthcare Corporation to modify and extend three acute care hospital leases. The leases were extended at current rent levels and contain annual CPI-based escalators under staggered terms from three to eight years with purchase options exercisable for a fixed price at the end of each term. As a result of these lease modifications, the Company reassessed the classification of the leases and accounted for the lease agreements as DFLs.

        During the quarter ended September 30, 2013, the Company placed a 14-property senior housing DFL (the "DFL Portfolio") on non-accrual status. Based on the Company's determination that the collection of all rental payments is no longer reasonably assured, rental revenue for the DFL Portfolio will be recognized on a cash basis. Furthermore, the Company assessed the DFL Portfolio for impairment. The Company determined that the DFL Portfolio was not impaired at September 30, 2013, based on its belief that: (i) it is not probable that it will not collect all of the rental payments under the terms of the lease; and (ii) the fair value of the underlying collateral exceeds the DFL Portfolio's $376 million carrying amount. The fair value of the DFL Portfolio was estimated based on a discounted cash flow model, the inputs to which are considered to be a Level 3 measurement within the fair value hierarchy. Inputs to this valuation model include real estate capitalization rates, industry growth rates and operating margins, some of which influence the Company's expectation of future cash flows from the DFL Portfolio and, accordingly, the fair value of its investment. During the year ended December 31, 2013, 2012 and 2011, the Company recognized DFL income of $24.4 million, $27.8 million and $27.5 million, respectively, and received cash payments of $24.0 million, $23.8 million and $21.9 million, respectively, from the DFL Portfolio.

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

        Future minimum lease payments contractually due under DFLs at December 31, 2013, were as follows (in thousands):

Year	Amount
2014	$594,270
2015	606,618
2016	626,713
2017	638,775
2018	656,263
Thereafter	21,685,747

$24,808,386

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)   Loans Receivable

        The following table summarizes the Company's loans receivable (in thousands):

	December 31,
	2013			2012
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine	$—	$234,455	$234,455	$—	$145,150	$145,150
Other	147,669	—	147,669	147,264	—	147,264
Unamortized discounts, fees and costs	—	(2,713)	(2,713)	—	(2,974)	(2,974)
Allowance for loan losses	—	(13,410)	(13,410)	—	(13,410)	(13,410)

	$147,669	$218,332	$366,001	$147,264	$128,766	$276,030

  Real Estate Secured Loans

        Following is a summary of loans receivable secured by real estate at December 31, 2013:

Final Maturity Date	Number of Loans		Payment Terms	Principal Amount	Carrying Amount
				(in thousands)
2016	4	(1)	aggregate monthly interest-only payments of $0.5 million, accrues interest at 8.5% and secured by four senior housing facilities located in Tennessee, Maryland, Pennsylvania and Texas	70,615	77,094
2016	1		monthly interest-only payments of $0.2 million, accrues interest at 6.4%, and secured by five senior housing facilities located in Arizona, Minnesota and Texas	30,220	30,220
2017	2	(1)	aggregate monthly interest-only payments of $0.2 million, accrues interest at 8.25%, and secured by two senior housing facilities in New Jersey and Pennsylvania	33,045	34,395
2018	1	(1)	monthly interest-only payments of $37,000, accrues interest at 8.00% and secured by a senior housing facility located in Pennsylvania	5,799	5,960

	8			$139,679	$147,669

(1)
Represents commitments to fund an aggregate of $141 million for seven senior housing development projects.

        At December 31, 2013, future contractual principal payments to be received on loans receivable secured by real estate are $101 million in 2016, $33 million in 2017 and $6 million in 2018.

  Other Secured Loans

        Barchester Loan.    On May 2, 2013, the Company acquired £121 million ($188 million) of subordinated debt at a discount for £109 million ($170 million). The loan was secured by an interest in 160 facilities leased and operated by Barchester Healthcare ("Barchester"). On August 23, 2013, the

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company acquired an additional investment in this loan of £9 million ($14 million) at a discount for £5 million ($8 million). This loan accrued interest on its face value at a floating rate of LIBOR plus a weighted-average margin of 3.14%. This loan investment was financed by a GBP denominated draw on the Company's revolving line of credit facility that is discussed in Note 11. On September 6, 2013, the Company received £129 million ($202 million) from the par payoff of its Barchester debt investments; as a result, the Company recognized interest income of $24 million representing primarily the debt investment's unamortized discounts. A portion of the proceeds from the Barchester repayment were used to repay the total outstanding amount of the Company's GBP denominated draw on its revolving line of credit facility.

        Tandem Health Care Loan.    On July 31, 2012, the Company closed a mezzanine loan facility to lend up to $205 million to Tandem Health Care ("Tandem"), as part of the recapitalization of a post-acute/skilled nursing portfolio. At closing, this loan was subordinate to $400 million in senior mortgage debt and $137 million in other senior mezzanine debt. The Company funded $100 million (the "First Tranche") at closing and funded an additional $102 million (the "Second Tranche") in June 2013. The Second Tranche was used to by Tandem repay the senior mezzanine debt. At December 31, 2013, the loans were subordinate to $443 million of senior mortgage debt. The loans bear interest at fixed rates of 12% and 14% per annum for the First and Second Tranches, respectively. This loan facility has a total term of up to 63 months from the First Tranche closing, is prepayable at the borrower's option and is secured by real estate partnership interests. The loans are subject to a prepayment premiums if repaid on or before the third anniversary from the First Tranche closing date.

        Delphis Operations, L.P. Loan.    The Company holds a secured term loan made to Delphis Operations, L.P. ("Delphis" or the "Borrower") that is collateralized by all of the assets of the Borrower. The Borrower's collateral is comprised primarily of interests in partnerships operating surgical facilities, of which one partnership leases a property owned by the Company. In December 2009, the Company determined that the loan was impaired. Further, in January 2011 the Company placed the loan on cost-recovery status, whereby accrual of interest income was suspended, and any payments received from the Borrower are applied to reduce the recorded investment in the loan.

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

        Pursuant to the 2012 Agreement, the Company received the remaining cash ($4.8 million, after reducing this amount by $0.5 million for related legal expenses) and other consideration ($2.1 million) of $6.9 million from the Guarantors. In addition, during 2012, the Company received $38.1 million in net proceeds from the sales of two of the primary collateral assets, which proceeds, together with the cash payments and other consideration, were applied to reduce the carrying value of the loan. The carrying value of the loan, net of an allowance for loan losses of $13 million, was $18.1 million and $30.7 million at December 31, 2013 and 2012, respectively. At December 31, 2013, the Company believes the fair value of the collateral supporting this loan is in excess of its carrying value. During the years ended December 31, 2013, 2012 and 2011, the Company received cash payments of $12.6 million, $43 million and $2.1 million, respectively.

        HCR ManorCare Loans.    In December 2007, the Company made a $900 million investment (at a discount of $100 million) in HCR ManorCare mezzanine loans, which paid interest at a floating rate of

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LIBOR plus 4.0%. Also, in August 2009 and January 2011, the Company purchased $720 million (at a discount of $130 million) and $360 million, respectively, in participations in HCR ManorCare first mortgage debt, which paid interest at LIBOR plus 1.25%.

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

        The HCP Ventures II consideration was as follows (in thousands):

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

        In accordance with the accounting guidance applicable to acquisitions of the partner's ownership interests that result in consolidation of previously unconsolidated entities, the Company recorded all of

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the assets and liabilities of HCP Ventures II at their fair value as of the January 14, 2011 acquisition date. In estimating the fair values, relevant market data and valuation techniques were utilized and included, but were not limited to, market data comparables for capitalization and discount rates, credit spreads and property specific cash flows assumptions. The capitalization and discount rates as well as credit spread assumptions utilized in the Company's valuation model were based on information that it believes to be within a reasonable range of current market data.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Summary of Unconsolidated Joint Venture Information

        The Company owns interests in the following entities that are accounted for under the equity method at December 31, 2013 (dollars in thousands):

Entity(1)	Segment	Investment(2)	Ownership%
HCR ManorCare	post-acute/skilled nursing operations	$84,099	9.5
HCP Ventures III, LLC	medical office	7,147	30
HCP Ventures IV, LLC	medical office and hospital	29,715	20
HCP Life Science(3)	life science	68,843	50-63
Suburban Properties, LLC	medical office	6,403	67
Advances to unconsolidated joint ventures, net		369

		$196,576

Edgewood Assisted Living Center, LLC	senior housing	$(386)	45
Seminole Shores Living Center, LLC	senior housing	(625)	50

		$(1,011)

(1)
These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures. See Note 2 regarding the Company's accounting policies related to principles of consolidation.

(2)
Represents the carrying value of the Company's investment in the unconsolidated joint venture. See Note 2 regarding the Company's accounting policy for joint venture interests. At December 31, 2013, includes a senior housing partnership for which the Company has a 72% ownership with an investment balance of zero.

(3)
Includes three unconsolidated joint ventures between the Company and an institutional capital partner for which the Company is the managing member. HCP Life Science includes the following partnerships (and the Company's ownership percentage): (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%).

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Summarized combined financial information for the Company's unconsolidated joint ventures follows (in thousands):

	December 31,
	2013	2012
Real estate, net	$3,662,450	$3,731,740
Goodwill and other assets, net	5,384,553	5,734,318

Total assets	$9,047,003	$9,466,058

Capital lease obligations and mortgage debt	$6,768,815	$6,875,932
Accounts payable	1,045,260	971,095
Other partners' capital	1,098,228	1,435,885
HCP's capital(1)	134,700	183,146

Total liabilities and partners' capital	$9,047,003	$9,466,058

(1)
The combined basis difference of the Company's investments in these joint ventures of $60 million, as of December 31, 2013, is primarily attributable to real estate, capital lease obligations, deferred tax assets, goodwill and lease-related net intangibles.

	Year Ended December 31,
	2013	2012	2011(1)(2)
Total revenues	$4,269,156	$4,260,319	$4,388,376
Net loss(3)	(362,379)	(15,865)	(827,306)
HCP's share in earnings(3)(4)	64,433	54,455	46,750
Fees earned by HCP	1,847	1,895	2,073
Distributions received by HCP	18,091	6,299	5,681

(1)
Includes the financial information of HCP Ventures II, up to the date in which it was consolidated on January 14, 2011.

(2)
Beginning April 7, 2011, includes the financial information of HCR ManorCare, in which the Company acquired an interest for $95 million that represented a 9.9% equity interest at closing.

(3)
The combined net loss for the year ended December 31, 2011 includes impairments, net of the related tax benefit, of $865 million related to HCR ManorCare's goodwill and intangible assets. The impairments at the operating entity were the result of reduced cash flows primarily caused by the reimbursement reductions for the Medicare skilled nursing facility Prospective Payment System announced by the Centers for Medicare & Medicaid Services effective October 1, 2011. The combined net loss for the year ended December 31, 2013 includes tax expense of $400 million related to recording of a valuation allowance which was necessary to reduce the carrying value of HCR ManorCare's deferred tax assets to an amount that is more likely than not to be realized as determined by HCR ManorCare's management. HCR ManorCare's goodwill, intangible assets and deferred tax assets were not previously considered in the Company's initial investments in the operations of HCR ManorCare; therefore, the related impairments and valuation allowance against the carrying value of the deferred tax assets did not impact the Company's recorded investment. As such, HCR ManorCare's impairments during the year ended December 31, 2011 and tax expense related to the valuation allowance during the year ended December 31, 2013 did not have an impact on the Company's share of earnings from or its investment in HCR ManorCare.

(4)
The Company's joint venture interest in HCR ManorCare is accounted for using the equity method and results in an ongoing reduction of DFL income, proportional to HCP's ownership in HCR ManorCare. As required to eliminate intercompany profit, the Company recharacterized $62.1 million, $59.4 million and $42.2 million of DFL income to the Company's share of earnings from HCR ManorCare (equity income) for the years ended December 31, 2013, 2012 and 2011, respectively.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)   Intangibles

        The Company's intangible lease assets were (in thousands):

	December 31,
Intangible lease assets	2013	2012
Lease-up intangibles	$578,143	$580,319
Above market tenant lease intangibles	144,355	153,141
Below market ground lease intangibles	58,939	58,939

Gross intangible lease assets	781,437	792,399
Accumulated depreciation and amortization	(291,595)	(240,662)

Net intangible lease assets	$489,842	$551,737

        The remaining weighted average amortization period of intangible assets was 15 years at both December 31, 2013 and 2012.

        The Company's intangible lease liabilities were (in thousands):

	December 31,
Intangible lease liabilities	2013	2012
Below market lease intangibles	$201,234	$188,534
Above market ground lease intangibles	6,121	6,091

Gross intangible lease liabilities	207,355	194,625
Accumulated depreciation and amortization	(108,545)	(90,445)

Net intangible lease liabilities	$98,810	$104,180

        The remaining weighted average amortization period of unfavorable market lease intangibles was approximately nine years at both December 31, 2013 and 2012.

        In 2013, the Company restated the above weighted average amortization periods of intangible assets and liabilities as of December 31, 2012, which were previously reported as 12 years and 8 years, respectively.

        For the years ended December 31, 2013, 2012 and 2011, rental income includes additional revenues of $9 million, $4 million and $6 million, respectively, from the amortization of net below market lease intangibles. For the years ended December 31, 2013, 2012 and 2011, operating expenses include additional expense of $0.8 million, $0.7 million and $0.6 million, respectively, from the amortization of net above market ground lease intangibles. For the years ended December 31, 2013, 2012 and 2011, depreciation and amortization expense includes additional expense of $59 million, $44 million and $45 million, respectively, from the amortization of lease-up and non-compete agreement intangibles.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Estimated aggregate amortization of intangible assets and liabilities for each of the five succeeding fiscal years and thereafter follows (in thousands):

	Intangible Assets	Intangible Liabilities
2014	$69,556	$16,728
2015	65,639	16,171
2016	61,395	15,643
2017	53,847	13,674
2018	41,791	11,290
Thereafter	197,614	25,304

	$489,842	$98,810

(10) Other Assets

        The Company's other assets consisted of the following (in thousands):

	December 31,
	2013	2012
Straight-line rent assets, net of allowance of $34,230 and $33,521, respectively	$368,919	$306,294
Marketable debt securities(1)	244,089	222,809
Leasing costs, net	104,601	93,763
Deferred financing costs, net	42,106	45,490
Goodwill	50,346	50,346
Marketable equity securities	—	24,829
Other(2)	57,644	44,989

Total other assets	$867,705	$788,520

(1)
Includes £137.0 million of Four Seasons senior unsecured notes translated into U.S. dollars (see below for additional information).

(2)
Includes a $5.4 million allowance for losses related to accrued interest receivable on the Delphis loan. At both December 31, 2013 and 2012, the net carrying value of interest accrued related to the Delphis loan was zero. See Note 7 for additional information about the Delphis loan and the related impairment. At both December 31, 2013 and 2012, includes a loan receivable of $10 million from HCP Ventures IV, LLC, an unconsolidated joint venture (see Note 8 for additional information) with an interest rate of 12% which matures in May 2014. The loan is secured by the Company's joint venture partner's 80% partnership interest in the joint venture.

        In June 2011, the Company purchased approximately $22 million of marketable equity securities that were classified as available-for-sale. At December 31, 2011, the Company incurred a $5 million impairment for these securities as it concluded the decrease in value of such securities below their carrying value was other-than-temporary. At December 31, 2012, the fair value and adjusted cost basis of the marketable equity securities were $25 million and $17 million, respectively. During the year ended December 31, 2013, the Company realized gains from the sale of marketable equity securities of $11 million, which were included in other income, net.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Four Seasons Health Care Senior Unsecured Notes

        On June 28, 2012, the Company purchased senior unsecured notes with an aggregate par value of £138.5 million at a discount for £136.8 million ($214.9 million). The notes were issued by Elli Investments Limited, a subsidiary of Terra Firma, a European private equity firm, as part of its financing for the acquisition of Four Seasons Health Care ("Four Seasons"), an elderly and specialist care provider in the United Kingdom. The notes mature in June 2020 and are non-callable through June 2016. The notes bear interest on their par value at a fixed rate of 12.25% per annum, with an original issue discount resulting in a yield to maturity of 12.5%. This investment was financed by a GBP denominated unsecured term loan that is discussed in Note 11. These senior unsecured notes are accounted for as marketable debt securities and classified as held-to-maturity.

(11) Debt

  Bank Line of Credit and Term Loan

        The Company's $1.5 billion unsecured revolving line of credit facility (the "Facility") matures in March 2016 and contains a one-year extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends on the Company's debt ratings. The Company pays a facility fee on the entire revolving commitment that depends upon its debt ratings. Based on the Company's debt ratings at December 31, 2013, the margin on the Facility was 1.075%, and the facility fee was 0.175%. The Facility also includes a feature that will allow the Company to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At December 31, 2013, the Company had no balance outstanding under this Facility.

        On July 30, 2012, the Company entered into a credit agreement with a syndicate of banks for a £137 million ($227 million at December 31, 2013) four-year unsecured term loan (the "Term Loan") that accrues interest at a rate of GBP LIBOR plus 1.20%, based on the Company's current debt ratings. Concurrent with the closing of the Term Loan, the Company entered into a four-year interest rate swap contract that fixes the interest rate of the Term Loan at 1.81%, subject to adjustments based on the Company's debt ratings. The Term Loan contains a one-year committed extension option.

        The Facility and Term Loan contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%, (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times and (v) require a formula-determined Minimum Consolidated Tangible Net Worth of $9.2 billion at December 31, 2013. At December 31, 2013, the Company was in compliance with each of these restrictions and requirements of the Facility and Term Loan.

  Senior Unsecured Notes

        At December 31, 2013, the Company had senior unsecured notes outstanding with an aggregate principal balance of $7.0 billion. At December 31, 2013, interest rates on the notes ranged from 1.21% to 6.98% with a weighted average effective rate of 4.97% and a weighted average maturity of six years. Discounts and premiums are amortized to interest expense over the term of the related senior unsecured notes. The senior unsecured notes contain certain covenants including limitations on debt,

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cross-acceleration provisions and other customary terms. As of December 31, 2013, the Company believes it was in compliance with these covenants.

        On December 16, 2013, the Company repaid $400 million of maturing senior unsecured notes, which accrued interest at a rate of 5.65%. The senior unsecured notes were repaid with a portion of the proceeds from the Company's November 2013 bond offering.

        On November 12, 2013, the Company issued $800 million of 4.25% senior unsecured notes due in 2023. The notes were priced at 99.540% of the principal amount with an effective yield to maturity of 4.307%; net proceeds from this offering were $789 million.

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

        The following is a summary of senior unsecured notes outstanding by maturity date at December 31, 2013 (dollars in thousands):

Maturity	Principal Amount	Weighted Average Interest Rate
2014	$487,000	3.21%
2015	400,000	6.57
2016	900,000	5.10
2017	750,000	6.03
2018	600,000	6.83
2019	450,000	3.96
2020	800,000	2.79
2021	1,200,000	5.60
2022	300,000	3.39
2023	800,000	4.41
2041	300,000	6.88

	6,987,000
Discounts, net	(23,625)

	$6,963,375

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Mortgage Debt

        At December 31, 2013, the Company had $1.4 billion in aggregate principal amount of mortgage debt outstanding that is secured by 126 healthcare facilities (including redevelopment properties) that had a carrying value of $1.8 billion. At December 31, 2013, interest rates on the mortgage debt range from 0.69% to 8.69% with a weighted average effective interest rate of 6.19% and a weighted average maturity of three years.

        The following is a summary of mortgage debt outstanding by maturity date at December 31, 2013 (dollars in thousands):

Maturity	Amount	Weighted Average Interest Rate
2014	$179,525	5.80%
2015	308,421	5.96
2016	291,738	6.89
2017	550,477	6.20
2018	6,583	5.90
Thereafter	65,242	5.09

	1,401,986
Discounts, net	(5,501)

	$1,396,485

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

  Other Debt

        At December 31, 2013, the Company had $75 million of non-interest bearing life care bonds at two of its continuing care retirement communities and non-interest bearing occupancy fee deposits at two of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively, "Life Care Bonds"). The Life Care Bonds are generally refundable to the residents upon the termination of the contract or upon the successful resale of the unit.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Debt Maturities

        The following table summarizes the Company's stated debt maturities and scheduled principal repayments at December 31, 2013 (in thousands):

Year	Term Loan(1)	Senior Unsecured Notes	Mortgage Debt	Total(2)
2014	$—	$487,000	$179,525	$666,525
2015	—	400,000	308,421	708,421
2016	226,858	900,000	291,738	1,418,596
2017	—	750,000	550,477	1,300,477
2018	—	600,000	6,583	606,583
Thereafter	—	3,850,000	65,242	3,915,242

	226,858	6,987,000	1,401,986	8,615,844
Discounts, net	—	(23,625)	(5,501)	(29,126)

	$226,858	$6,963,375	$1,396,485	$8,586,718

(1)
Represents £137 million translated into U.S. dollars as of December 31, 2013.

(2)
Excludes $75 million of other debt that represents Life Care Bonds, which have no scheduled maturities.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Concentration of Credit Risk

        Concentrations of credit risks arise when one or more operators, tenants or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors various segments of its portfolio to assess potential concentrations of risks. The Company does not have significant foreign operations.

        The following table provides information regarding the Company's concentrations with respect to certain operators and tenants; the information provided is presented for the gross assets and revenues that are associated with certain operators and tenants as percentages of the respective segment's and total Company's assets and revenues:

  Segment Concentrations:

	Percentage of Senior Housing Gross Assets		Percentage of Senior Housing Revenues
	December 31,		Year Ended December 31,
Operators	2013	2012	2013	2012	2011
Emeritus Corporation ("Emeritus")(1)	37	37	35	23	24
Sunrise(2)	17	18	13	16	19
HCR ManorCare(3)	11	11	10	11	10
Brookdale Senior Living ("Brookdale")(4)	11	11	12	14	22

	Percentage of Post-Acute/ Skilled Nursing Gross Assets		Percentage of Post-Acute/ Skilled Nursing Revenues
	December 31,		Year Ended December 31,
Operators	2013	2012	2013	2012	2011
HCR ManorCare(3)	89	90	83	91	85

  Total Company Concentrations:

	Percentage of Total Company Assets		Percentage of Total Company Revenues
	December 31,		Year Ended December 31,
Operators	2013	2012	2013	2012	2011
HCR ManorCare(3)	32	31	28	30	28
Emeritus(1)	14	14	13	8	7
Sunrise(2)	7	7	5	5	6
Brookdale(4)	4	4	4	5	7

(1)
Percentage of total revenues from Emeritus for the year ended December 31, 2012 includes partial results for the Blackstone JV acquisition. Assuming that full-year results were included for this acquisition in the Company's 2012 revenues, the percentage of segment revenues and total revenues would be 37% and 12%, respectively.

(2)
Certain of the Company's properties are leased to tenants who have entered into management contracts with Sunrise to operate the respective property on their behalf. The Company's concentration of gross assets includes properties directly leased to Sunrise and properties that are managed by Sunrise on behalf of third party tenants.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)
On April 7, 2011, the Company completed the acquisition of HCR ManorCare's real estate assets, which included the settlement of the Company's HCR ManorCare debt investments, see Notes 3 and 7 for additional information.

(4)
Percentages do not include senior housing facilities that Brookdale operates on the Company's behalf under a RIDEA structure.

        On September 1, 2011, the Company completed a strategic venture with Brookdale that includes the operation of 37 Company-owned senior living communities previously leased to or operated by Horizon Bay Retirement Living ("Horizon Bay"). As part of this transaction, Brookdale acquired Horizon Bay and: (i) assumed an existing triple-net lease for nine HCP communities; (ii) entered into a new triple-net lease related to four HCP communities; (iii) assumed Horizon Bay's management of three HCP communities, one of which was recently developed by HCP; and (iv) entered into management contracts and a joint venture agreement for a 10% interest in the real estate and operations for 21 of the Company's communities in a RIDEA structure. In connection with these transactions, the Company purchased approximately one million shares of Brookdale's common stock in June 2011 (see Note 10 for additional information regarding these marketable equity securities).

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

        At December 31, 2013 and 2012, the Company's gross real estate assets in the state of California, excluding assets held-for-sale, represented approximately 23% and 21% of the Company's total assets, respectively. For the year ended December 31, 2013, the Company's revenues derived from properties located in the states of California, Texas and Florida represented approximately 21%, 11% and 9% of the Company's total revenues, respectively.

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

  Credit Enhancement Guarantee

        Certain of the Company's senior housing facilities serve as collateral for $112 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, had a carrying value of $374 million as of December 31, 2013.

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

  Tenant Purchase Options

        Certain leases, including DFLs, contain purchase options whereby the tenant may elect to acquire the underlying real estate. Annualized base rent from leases subject to purchase options, summarized by the year the purchase options are exercisable are as follows (dollars in thousands):

Year	Annualized Base Rent(1)	Number of Properties
2014	$21,541	11
2015	55,397	35
2016	40,098	18
2017	6,969	3
2018	19,204	5
Thereafter	102,367	62

	$245,576	134

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

  Rental Expense

        The Company's rental expense attributable to continuing operations for the years ended December 31, 2013, 2012 and 2011 was approximately $8 million, $7 million and $6 million, respectively. These rental expense amounts include ground rent and other leases. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

options. These leases have terms that are up to 99 years, excluding extension options. Future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2013 were as follows (in thousands):

Year	Amount
2014	$6,303
2015	5,781
2016	4,620
2017	3,880
2018	3,659
Thereafter	195,883

$220,126

(13) Equity

  Common Stock

        On January 30, 2014, the Company announced that its Board declared a quarterly cash dividend of $0.545 per share. The common stock cash dividend will be paid on February 25, 2014 to stockholders of record as of the close of business on February 10, 2014.

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

        In March 2011, the Company completed a $1.273 billion public offering of 34.5 million shares of common stock at a price of $36.90 per share. The Company received total net proceeds of $1.235 billion, which were primarily used to finance part of the aggregate purchase price of the HCR ManorCare Acquisition. The following is a summary of the Company's other issuances of common stock:

	Year Ended December 31,
	2013	2012	2011
	(shares in thousands)
Dividend Reinvestment and Stock Purchase Plan	2,441	1,064	1,910
Conversion of DownREIT units	100	736	80
Exercise of stock options	876	2,455	1,157
Vesting of restricted stock units(1)	471	707	228

(1)
Issued under the Company's 2006 Performance Incentive Plan, as amended and restated.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Preferred Stock

        On April 23, 2012, the Company redeemed all of its outstanding preferred stock consisting of 4,000,000 shares of its 7.25% Series E preferred stock and the 7,820,000 shares of its 7.10% Series F preferred stock. The shares of Series E and Series F preferred stock were redeemed at a price of $25 per share, or $295.5 million in aggregate, plus all accrued and unpaid dividends to the redemption date. As a result of the redemption, the Company incurred a charge of $10.4 million related to the original issuance costs of the preferred stock (this charge is presented as an additional preferred stock dividend in the Company's consolidated statements of income).

  Accumulated Other Comprehensive Loss

        The following is a summary of the Company's accumulated other comprehensive loss (in thousands):

	December 31,
	2013	2012
Unrealized gains on available for sale securities	$—	$7,776
Unrealized losses on cash flow hedges, net	(10,797)	(18,452)
Supplemental Executive Retirement Plan minimum liability	(2,910)	(3,150)
Cumulative foreign currency translation adjustment	(780)	(827)

Total accumulated other comprehensive loss	$(14,487)	$(14,653)

  Noncontrolling Interests

        At December 31, 2013, there were 4 million non-managing member units (6 million shares of HCP common stock are issuable upon conversion) outstanding in four DownREIT LLCs, in all of which the Company is the managing member. At December 31, 2013, the carrying and market values of the 4 million DownREIT units were $184 million and $217 million, respectively.

(14) Segment Disclosures

        The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the senior housing, post-acute/skilled nursing, life science and hospital segments, the Company invests or co-invests primarily in single operator or tenant properties, through the acquisition and development of real estate, management of operations (RIDEA) and by debt issued by operators in these sectors. Under the medical office segment, the Company invests or co-invests through the acquisition and development of medical office buildings ("MOBs") that are leased under gross, modified gross or triple-net leases, generally to multiple tenants, and which generally require a greater level of property management. The accounting policies of the segments are the same as those described under Summary of Significant Accounting Policies (see Note 2). There were no intersegment sales or transfers during the years ended December 31, 2013, 2012 and 2011. The Company evaluates performance based upon property net operating income from continuing operations ("NOI"), adjusted NOI (cash NOI) and interest income of the combined investments in each segment.

        Non-segment assets consist primarily of corporate assets including cash and cash equivalents, restricted cash, accounts receivable, net, marketable equity securities, deferred financing costs and, if any, real estate held-for-sale. Interest expense, depreciation and amortization and non-property specific

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

revenues and expenses are not allocated to individual segments in determining the Company's performance measure. See Note 12 for other information regarding concentrations of credit risk.

        Summary information for the reportable segments follows (in thousands):

        For the year ended December 31, 2013:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2) (Cash NOI)
Senior housing	$602,506	$146,288	$11,621	$—	$760,415	$653,191	$594,492
Post-acute/skilled nursing	541,805	—	73,595	—	615,400	539,320	467,508
Life science	296,879	—	—	4	296,883	239,923	228,475
Medical office	352,334	—	—	1,843	354,177	212,958	210,811
Hospital	72,060	—	943	—	73,003	68,198	79,752

Total	$1,865,584	$146,288	$86,159	$1,847	$2,099,878	$1,713,590	$1,581,038

        For the year ended December 31, 2012:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2) (Cash NOI)
Senior housing	$481,559	$139,073	$3,503	$—	$624,135	$529,209	$478,671
Post-acute/skilled nursing	530,037	—	19,993	—	550,030	529,562	453,456
Life science	289,664	—	—	4	289,668	236,491	226,997
Medical office	333,008	—	—	1,891	334,899	200,876	195,761
Hospital	80,198	—	1,040	—	81,238	76,685	75,104

Total	$1,714,466	$139,073	$24,536	$1,895	$1,879,970	$1,572,823	$1,429,989

        For the year ended December 31, 2011:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2) (Cash NOI)
Senior housing	$469,251	$49,091	$178	$70	$518,590	$484,970	$432,047
Post-acute/skilled nursing	388,633	—	98,450	—	487,083	388,214	331,134
Life science	288,151	—	—	4	288,155	235,355	212,250
Medical office	318,368	—	—	1,999	320,367	190,584	184,408
Hospital	78,987	—	1,236	—	80,223	74,657	72,707

Total	$1,543,390	$49,091	$99,864	$2,073	$1,694,418	$1,373,780	$1,232,546

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The following is a reconciliation from reported net income to NOI and adjusted (cash) NOI (in thousands):

	Years ended December 31,
	2013	2012	2011
Net income	$985,006	$846,842	$554,494
Interest income	(86,159)	(24,536)	(99,864)
Investment management fee income	(1,847)	(1,895)	(2,073)
Interest expense	435,252	416,172	415,455
Depreciation and amortization	423,312	353,704	346,055
General and administrative	109,233	79,395	96,059
Litigation settlement and provision	—	—	125,000
Impairments	—	7,878	15,400
Other income, net	(18,216)	(2,976)	(12,933)
Income taxes	5,815	(1,654)	1,301
Equity income from unconsolidated joint ventures	(64,433)	(54,455)	(46,750)
Total discontinued operations	(74,373)	(45,652)	(18,364)

NOI	1,713,590	1,572,823	1,373,780
Straight-line rents	(39,587)	(47,311)	(59,173)
DFL accretion	(86,055)	(94,240)	(74,007)
Amortization of above and below market lease intangibles, net	(6,646)	(2,232)	(4,510)
Lease termination fees	(217)	(636)	(5,873)
NOI adjustments related to discontinued operations	(47)	1,585	2,329

Adjusted (Cash) NOI	$1,581,038	$1,429,989	$1,232,546

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company's total assets by segment were (in thousands):

	December 31,
Segments	2013	2012
Senior housing	$7,803,085	$7,638,316
Post-acute/skilled nursing	6,266,938	6,039,575
Life science	3,986,187	3,932,397
Medical office	2,686,069	2,643,893
Hospital	639,357	702,102

Gross segment assets	21,381,636	20,956,283
Accumulated depreciation and amortization	(2,257,188)	(1,933,311)

Net segment assets	19,124,448	19,022,972
Assets held-for-sale, net	9,819	56,659
Other non-segment assets	941,603	835,924

Total assets	$20,075,870	$19,915,555

        At December 31, 2013, goodwill of $50 million was allocated to segment assets as follows: (i) senior housing—$31 million, (ii) post-acute/skilled nursing—$3 million, (iii) medical office—$11 million, and (iv) hospital—$5 million. The Company completed the required annual impairment test during the three months ended December 31, 2013; no impairment was recognized based on the results of this impairment test.

(15) Future Minimum Rents

        Future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under non-cancelable operating leases as of December 31, 2013, are as follows (in thousands):

Year	Amount
2014	$1,056,273
2015	1,028,424
2016	991,159
2017	929,408
2018	847,918
Thereafter	3,718,573

$8,571,755

(16) Compensation Plans

  Stock Based Compensation

        On May 11, 2006, the Company's stockholders approved the 2006 Performance Incentive Plan, as amended and restated (the "2006 Incentive Plan"). The 2006 Incentive Plan provides for the granting of stock-based compensation, including stock options, restricted stock and performance restricted stock units to officers, employees and directors in connection with their employment with or services provided to the Company. On April 23, 2009, the Company's stockholders amended the 2006 Incentive Plan. As a result of the amendment, the maximum number of shares reserved for awards under the 2006 Incentive Plan, as amended, is 23.2 million shares. The maximum number of shares available for future awards under the

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2006 Incentive Plan is 5.6 million shares at December 31, 2013, of which approximately 3.7 million shares may be issued as restricted stock and performance restricted stock units.

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

        A summary of the stock option activity in 2013 is presented in the following table (dollars and shares in thousands, except per share amounts):

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	3,127	$31.16	6.9	$43,774
Granted	499	46.92
Exercised	(1,300)	29.17
Forfeited	(104)	33.29

Outstanding as of December 31, 2013	2,222	35.77	5.0	8,870

Exercisable as of December 31, 2013	1,281	35.64	3.3	4,924

        The following table summarizes additional information concerning outstanding and exercisable stock options at December 31, 2013 (shares in thousands):

			Weighted Average Remaining Contractual Term (Years)	Currently Exercisable
		Weighted Average Exercise Price
Range of Exercise Price	Shares Under Options			Shares Under Options	Weighted Average Exercise Price
$23.34 - $25.52	456	$23.34	4.1	262	$23.34
27.11 - 28.35	342	28.35	4.8	162	28.35
31.95 - 46.92	1,424	41.53	5.3	857	40.78

	2,222	35.77	5.0	1,281	35.64

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes additional information concerning unvested stock options at December 31, 2013 (shares in thousands):

	Shares Under Options	Weighted Average Grant Date Fair Value
Unvested at January 1, 2013	2,588	$4.30
Granted	499	5.89
Vested	(2,042)	4.30
Forfeited	(104)	4.75

Unvested at December 31, 2013	941	5.09

        The weighted average fair value per share at the date of grant for options awarded during the years ended December 31, 2013, 2012 and 2011 was $5.89, $6.34 and $5.97, respectively. The total vesting date intrinsic value (at vesting) of shares under options vested during the years ended December 31, 2013, 2012 and 2011 was $12 million, $18 million and $16 million, respectively. The total intrinsic value of vested shares under options at December 31, 2013 was $5 million.

        Proceeds received from options exercised under the 2006 Incentive Plan for the years ended December 31, 2013, 2012 and 2011 were $18 million, $52 million and $31 million, respectively. The total intrinsic value (at exercise) of options exercised during the years ended December 31, 2013, 2012 and 2011 was $25 million, $51 million and $13 million, respectively.

        The fair value of the stock options granted during the years ended December 31, 2013, 2012 and 2011 was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions described below. The risk-free rate is based on the U.S. Treasury yield curve in effect at the grant date. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees and turnover rates. For stock options granted in 2013, 2012 and 2011, the expected volatility was based on the average of the Company's: (i) historical volatility of the adjusted closing prices of its common stock for a period equal to the stock option's expected life, ending on the grant date, calculated on a weekly basis and (ii) the implied volatility of traded options on its common stock for a period equal to 30 days ending on the grant date. For stock options granted prior to 2010, the expected volatility was based on the Company's historical volatility of the adjusted closing prices of its common stock for a period equal to the stock option's expected life, ending on the grant date and calculated on a weekly basis. The following table summarizes the Company's stock option valuation assumptions used with respect to stock options awarded in 2013, 2012 and 2011:

	2013	2012	2011
Risk-free rate	0.78%	1.09%	2.58%
Expected life (in years)	4.5	5.9	6.5
Expected volatility	28.9%	32.7%	31.8%
Expected dividend yield	5.8%	5.9%	6.1%

  Restricted Stock and Performance Restricted Stock Units

        Under the 2006 Incentive Plan, restricted stock and performance restricted stock units generally have a contractual life or vest over a three- to five-year period. The vesting of certain restricted shares and

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

units may accelerate, as provided in the 2006 Incentive Plan or in the applicable award agreement, upon retirement, a change in control or other specified events. When vested, each performance restricted stock unit is convertible into one share of common stock. The restricted stock and performance restricted stock units are valued on the grant date based on the closing market price of the Company's common stock on that date. Generally, the Company recognizes the fair value of the awards over the applicable vesting period as compensation expense. Upon any exercise or payment of restricted shares or units, the participant is required to pay the related tax withholding obligation. Participants generally have the flexibility to elect to have the Company reduce the number of shares to be delivered to pay the related tax withholding obligation. The value of the shares withheld is dependent on the closing market price of the Company's common stock on the date that the relevant transaction occurs. During 2013, 2012 and 2011, the Company withheld 242,000, 361,000 and 136,000 shares, respectively, to offset tax withholding obligations with respect to the restricted stock and restricted stock unit awards.

        The following table summarizes additional information concerning restricted stock and restricted stock units at December 31, 2013 (units and shares in thousands):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2013	1,220	$35.16	145	$27.24
Granted	502	45.96	144	41.77
Vested	(471)	36.58	(43)	31.65
Forfeited	(43)	41.79	(20)	26.84

Unvested at December 31, 2013	1,208	38.82	226	35.70

        At December 31, 2013, the weighted average remaining vesting period of restricted stock units and restricted stock was two years. The total fair values (at vesting) of restricted stock and restricted stock units which vested for the years ended December 31, 2013, 2012 and 2011 were $22 million, $39 million and $14 million, respectively.

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

        On August 14, 2006, the Company granted 219,000 restricted stock units to the Company's former Chairman and Chief Executive Officer. The restricted stock units vest over a period of 10 years beginning in 2012, subject to accelerated vesting in certain circumstances as provided in the applicable award agreement and the Company's employment agreement with its former Chief Executive Officer. Each vested unit will be convertible, upon payment of the award, into one share of common stock. Additionally, as the Company pays dividends on its outstanding common stock, the original award will be credited with additional restricted stock units as dividend equivalents (in lieu of receiving a cash payment). Generally, the dividend equivalent restricted stock units will be subject to the same vesting and other conditions as applied to the grant.

        The Company's Board of Directors terminated its former Chairman, Chief Executive Officer and President on October 2, 2013. As a result of the termination, general and administrative expenses for the year ended December 31, 2013 include charges of $27 million related to: (i) the acceleration of

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$17 million of deferred compensation for restricted stock units and options that vested upon termination; and (ii) severance payments and other costs of approximately $10 million.

        In 2012, the Company implemented a clawback policy that is retroactive to prior years pursuant to which its Board of Directors or Compensation Committee shall, in such circumstances as they determine to be appropriate, require reimbursement or cancellation of all or a portion of any short or long-term cash or equity incentive awards or payments to an officer (or former officer, as the case may be) of the Company where: (1) the amount of, or number of shares included in, any such payment or award was determined based on the achievement of financial results that were subsequently the subject of an accounting restatement due to noncompliance with any financial reporting requirement under the securities laws; and (2) a lesser payment or award of cash or shares would have been made to the individual based upon the restated financial results; and (3) the payment or award of cash or shares was received by the individual prior to or during the 12-month period following the first public issuance or filing of the financial results that were subsequently restated.

        Total share-based compensation expense recognized during the years ended December 31, 2013, 2012 and 2011 was $40 million, $23 million and $20 million, respectively. As of December 31, 2013, there was $28 million of deferred compensation cost associated with future employee services, related to unvested share-based compensation arrangements granted under the Company's incentive plans, which is expected to be recognized over a weighted average period of three years.

  Employee Benefit Plan

        The Company maintains a 401(k) and profit sharing plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Code. The Company provides a matching contribution of up to 4% of each participant's eligible compensation. During 2013, 2012 and 2011, the Company's matching contributions were approximately $0.8 million for each year.

(17) Impairments

        During the year ended December 31, 2013, the Company placed two medical office buildings into assets held for sale. As a result, the Company recognized impairment charges of $1 million, which reduced the carrying value of the Company's aggregate investments from $7 million to the $6 million sales price. The fair value of the Company's medical office buildings were based on the projected sales prices from the pending dispositions. The sales prices of the MOBs were considered to be a Level 2 measurement within the fair value hierarchy.

        During the year ended December 31, 2012, the Company executed an agreement for the disposition of a land parcel in its life science segment. As a result of the planned disposition of the land parcel, the Company recognized an impairment charge of $7.9 million, which reduced the carrying value of the Company's investment from $26 million to the $18 million sales price. The fair value of the Company's land parcel was based on the projected sales prices from the pending disposition. The sales price of the land parcel was considered to be a Level 2 measurement within the fair value hierarchy.

        During the year ended December 31, 2011, the Company concluded that its senior secured term loan to Delphis was impaired and established a provision for losses (impairment) of $15 million. The impairment resulted from the Company's conclusion that the carrying value of its loan was in excess of the fair value of the loan's underlying collateral assets. This provision for losses reduced the carrying value of its investment from $91 million to its fair value of $76 million. The fair value of the Company's loan investment was based on a discounted cash flow valuation model and inputs considered to be a Level 3 measurement within the fair value hierarchy. Inputs to this valuation model include real estate

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

capitalization rates, discount rates, earnings multiples, industry growth rates and operating margins, some of which influence the Company's expectation of future cash flows from the loan and, accordingly, the fair value of its investment.

(18) Income Taxes

        For the year ended December 31, 2013, the Company recorded an income tax expense of $5.9 million as compared to an income tax benefit of $1.6 million and an income tax expense of $1.2 million for the years ended December 31, 2012 and 2011 respectively. The Company's income tax expense from discontinued operations was insignificant for the years ended December 31, 2013, 2012 and 2011. The Company's deferred income tax expense and its balance in deferred tax assets and liabilities were insignificant as of December 31, 2013, 2012 and 2011.

        The Company files numerous U.S. federal, state and local income and franchise tax returns. With a few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by taxing authorities for years prior to 2010.

        At December 31, 2013 and 2012, the tax basis of the Company's net assets is less than the reported amounts by $7.7 billion and $7.6 billion, respectively. The difference between the reported amounts and the tax basis is primarily related to the Slough Estates USA, Inc. ("SEUSA") and HCR ManorCare acquisitions, which occurred in 2007 and 2011, respectively. Both SEUSA and HCR ManorCare were corporations subject to federal and state income taxes. As a result of these acquisitions, the Company succeeded to the tax attributes of SEUSA and HCR ManorCare, including the tax basis in the acquired companies' assets and liabilities. The Company generally will be subject to a corporate- level tax on any taxable disposition of SEUSA's pre-acquisition assets that occur within ten years after its August 1, 2007 acquisition, and any taxable disposition of HCR ManorCare's pre-acquisition assets that occur within ten years after its April 7, 2011 acquisition.

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

        In connection with the SEUSA and HCR ManorCare acquisitions, the Company assumed unrecognized tax benefits of $8 million and $2 million, respectively. During 2013, the Company had a decrease in unrecognized tax benefits of $0.9 million. The decrease was caused by the lapse in the statute of limitations for unrecognized tax benefits assumed in connection with the HCR ManorCare acquisition. During 2011, the Company had a net decrease in unrecognized tax benefits of $4.9 million. The decrease was caused by the reversal of the remaining $6.9 million in unrecognized tax benefits related to the SEUSA acquisition caused by SEUSA's settlement of federal and state tax audits for all years for which the unrecognized tax benefits had been accrued, net of a $2.0 million increase for unrecognized tax benefits assumed in connection with the HCR ManorCare acquisition. The unrecognized tax benefits balances at both December 31, 2013 and 2012 were related entirely to the Company's acquisition of HCR ManorCare.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A reconciliation of the Company's beginning and ending unrecognized tax benefits follows (in thousands):

Amount
Balance at January 1, 2011	$6,890
Additions based on prior years' tax positions	1,783
Reductions based on prior years' tax positions	(6,890)
Additions based on 2011 tax positions	194

Balance at December 31, 2011	1,977
Reductions based on prior years' tax positions	—
Additions based on 2012 tax positions	—

Balance at December 31, 2012	1,977
Reductions based on prior years' tax positions	(890)
Additions based on 2013 tax positions	—

Balance at December 31, 2013	$1,087

        The Company anticipates that the balance in unrecognized tax benefits will decrease over the next 12 months by approximately $0.9 million due to a lapse in the statute of limitations.

        For the years ended December 31, 2013 and 2012, the Company recorded insignificant net increases to interest expense associated with the unrecognized tax benefits. For the year ended December 31, 2011, the Company recorded a net reduction to interest expense of $1.1 million. The net reduction was due to the reversal of $1.3 million of interest expense associated with the SEUSA unrecognized tax benefits and an increase of $0.2 million associated with unrecognized tax benefits assumed in connection with the HCR ManorCare acquisition.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Earnings Per Common Share

        The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Numerator
Income from continuing operations	$910,633	$801,190	$536,130
Noncontrolling interests' share in continuing operations	(14,110)	(12,411)	(15,484)

Income from continuing operations applicable to HCP, Inc.	896,523	788,779	520,646
Preferred stock dividends	—	(17,006)	(21,130)
Participating securities' share in continuing operations	(1,734)	(3,245)	(2,459)

Income from continuing operations applicable to common shares	894,789	768,528	497,057
Discontinued operations	74,373	45,652	18,364
Noncontrolling interests' share in discontinued operations	(59)	(1,891)	(119)

Net income applicable to common shares	$969,103	$812,289	$515,302

Denominator
Basic weighted average common shares	455,002	427,047	398,446
Dilutive potential common shares	700	1,269	1,772

Diluted weighted average common shares	455,702	428,316	400,218

Basic earnings per common share
Income from continuing operations	$1.97	$1.80	$1.25
Discontinued operations	0.16	0.10	0.04

Net income applicable to common stockholders	$2.13	$1.90	$1.29

Diluted earnings per common share
Income from continuing operations	$1.97	$1.80	$1.25
Discontinued operations	0.16	0.10	0.04

Net income applicable to common shares	$2.13	$1.90	$1.29

        Restricted stock and certain of the Company's performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, which require the use of the two-class method when computing basic and diluted earnings per share.

        Options to purchase approximately 1.1 million, 1.2 million and 1.7 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the years ended December 31, 2013, 2012 and 2011, respectively, were not included because they are anti-dilutive. Additionally, 6 million shares issuable upon conversion of 4 million DownREIT units during the years ended December 31, 2013, 2012 and 2011 were not included because they are anti-dilutive.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) Supplemental Cash Flow Information

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Supplemental cash flow information:
Interest paid, net of capitalized interest	$412,011	$389,753	$348,455
Income taxes paid	114	1,790	1,710
Capitalized interest	13,494	23,360	26,402
Supplemental schedule of non-cash investing activities:
Accrued construction costs	15,187	14,157	11,525
Reclassification of the in-place leases from real estate to DFLs	123,891	—	—
Fair value of real estate acquired in exchange for sale of real estate	15,204	—	—
Settlement of loans receivable as consideration for the HCR ManorCare Acquisition	—	—	1,990,406
Supplemental schedule of non-cash financing activities:
Vesting of restricted stock units	471	707	228
Cancellation of restricted stock	20	8	35
Conversion of non-managing member units into common stock	3,583	24,988	3,456
Noncontrolling interests issued in connection with acquisitions	—	42,734	1,500
Mortgages included in the consolidation of HCP Ventures II	—	—	635,182
Mortgages and other liabilities assumed with real estate acquisitions	12,767	60,597	57,869
Unrealized gains (losses), net on available for sale securities and derivatives designated as cash flow hedges	7,790	4,649	(9,763)
        See additional information regarding supplemental non-cash financing activities related to: (i) a real estate exchange in Note 5, (ii) the HCR ManorCare Acquisition in Notes 3 and 7, (iii) the HCP Ventures II purchase in Note 8 and (iv) the preferred stock redemption in Note 13.

(21) Variable Interest Entities

  Unconsolidated Variable Interest Entities

        At December 31, 2013, the Company leased 48 properties to a total of seven VIE tenants and has additional investments in a loan and marketable debt securities to VIE borrowers. The Company has determined that it is not the primary beneficiary of these VIEs.

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

        The Company holds commercial mortgage-backed securities ("CMBS") issued by Federal Home Loan Mortgage Corporation through a special purpose entity that has been identified as a VIE. The Company does not consolidate the VIE because it does not have the ability to control the activities that most significantly impact the VIE's economic performance. The CMBS issued by the VIE are backed by mortgages on senior housing facilities.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company's involvement with these VIEs are presented below at December 31, 2013 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset/Liability Type	Carrying Amount
VIE tenants—operating leases	$251,091	Lease intangibles, net and straight-line rent receivables	$14,300
VIE tenants—DFLs	1,081,415	Net investment in DFLs	601,970
Loan—senior secured	18,071	Loans receivable, net	18,071
Debt investment	17,071	Marketable debt securities	17,071

(1)
The Company's maximum loss exposure related to the VIE tenants represents the future minimum lease payments over the remaining term of the respective leases, which may be mitigated by re-leasing the properties to new tenants. The Company's maximum loss exposure related to its loans and marketable debt securities to the VIE borrowers represents its current aggregate carrying amount.

        As of December 31, 2013, the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls). See Notes 6, 7 and 12 for additional descriptions of the nature, purpose and activities of the Company's unconsolidated VIEs and interests therein.

  Consolidated Variable Interest Entities

        In September 2013, the Company made loans to two entities that entered into a tax credit structure ("Tax Credit Subsidiaries"). The Company consolidates the Tax Credit Subsidiaries because they are VIEs and the Company is the primary beneficiary of these VIEs. The assets and liabilities of the Tax Credit Subsidiaries substantially consist of notes receivable, prepaid expenses, notes payable and accounts payable and accrued liabilities generated from their operating activities. Assets generated by the operating activities of the Tax Credit Subsidiaries may only be used to settle their contractual obligations.

        In September 2011, the Company formed a partnership in which it has a 90% ownership interest in a joint venture entity that owned and operated 21 properties in a RIDEA structure ("RIDEA Entity"). The Company consolidated the RIDEA Entity as a result of the rights it acquired through the joint venture agreement with Brookdale. In the fourth quarter of 2012, upon the occurrence of a reconsideration event, it was determined that this RIDEA Entity was a VIE and that the Company was the primary beneficiary of the VIE; therefore, the Company continued to consolidate this entity. During the second quarter of 2013, upon the occurrence of a reconsideration event, it was determined that this RIDEA Entity was no longer a VIE; however, the Company continues to consolidate the RIDEA Entity. The assets and liabilities of this RIDEA Entity substantially consist of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities generated from its operating activities. The assets generated by the operating activities of the RIDEA Entity may be used to settle its contractual obligations, which include lease obligations to the Company. The Company is entitled to its ownership share of the RIDEA Entity's assets; however, it does not guarantee its liabilities (or contractual obligations) and is not liable to its general creditors.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(22) Fair Value Measurements

        The following table illustrates the Company's financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets. Recognized gains and losses are recorded in other income, net on the Company's consolidated statements of income. During the year ended December 31, 2013, there were no transfers of financial assets or liabilities within the fair value hierarchy.

        The financial assets and liabilities carried at fair value on a recurring basis at December 31, 2013 are as follows (in thousands):

Financial assets and liabilities	Fair Value	Level 2	Level 3
Interest-rate swap asset(1)	$2,325	$2,325	$—
Interest-rate swap liabilities(1)	(8,384)	(8,384)	—
Currency swap liabilities(1)	(2,756)	(2,756)	—
Warrants(1)	114	—	114

	$(8,701)	$(8,815)	$114

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The table below summarizes the carrying amounts and fair values of the Company's financial instruments:

	December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Loans receivable, net(2)	$366,001	$373,441	$276,030	$279,850
Marketable debt securities(3)	244,089	280,850	222,809	234,137
Marketable equity securities(1)	—	—	24,829	24,829
Warrants(3)	114	114	670	670
Term loan(2)	226,858	226,858	222,694	222,694
Senior unsecured notes(1)	6,963,375	7,405,817	6,712,624	7,432,012
Mortgage debt(2)	1,396,485	1,421,214	1,676,544	1,771,155
Other debt(2)	74,909	74,909	81,958	81,958
Interest-rate swap asset(2)	2,325	2,325	89	89
Interest-rate swap liability(2)	8,384	8,384	12,699	12,699
Currency swap liabilities(2)	2,756	2,756	2,641	2,641

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

(24) Derivative Financial Instruments

        The following table summarizes the Company's outstanding interest-rate and foreign currency swap contracts as of December 31, 2013 (dollars and GBP in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate/Buy Amount	Floating/Exchange Rate Index	Notional/Sell Amount	Fair Value(1)
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(5,681)
November 2008(3)	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	$26,400	(2,703)
July 2012(4)	June 2016	Cash Flow	1.81%	1 Month GBP LIBOR+1.20%	£137,000	2,325
July 2012(5)	June 2016	Cash Flow	$56,800	Buy USD/Sell GBP	£ 36,200	(2,756)

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)
Currency swap contract (buy USD/sell GBP) hedges the foreign currency exchange risk related to a portion of the Company's forecasted interest receipts on GBP denominated senior unsecured notes. Represents five foreign exchange contracts to sell £7.2 million at a rate of 1.5695 on various dates through June 2016.

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

        Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative contracts, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At December 31, 2013, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

        On July 27, 2012, the Company entered into a foreign currency swap contract to hedge the foreign currency exchange risk related to a portion of the forecasted interest receipts from its GBP denominated senior unsecured notes (see additional discussion of the Four Seasons senior unsecured notes in Note 10). The cash flow hedge has a fixed USD/GBP exchange rate of 1.5695 (buy $11 million and sell £7 million semi-annually) for a portion of its forecasted semi-annual cash receipts denominated in GBP. The foreign currency swap contract matures in June 2016 (the end of the non-call period of the senior unsecured notes). The fair value of the contract at December 31, 2013 was a liability of $3 million and is included in accounts payable and accrued liabilities. During the year ended December 31, 2013, there was no ineffective portion related to this hedge.

        On July 27, 2012, the Company entered into an interest-rate swap contract that is designated as hedging the interest payments on its GBP denominated Term Loan due to fluctuations in the underlying benchmark interest rate (see additional discussion of the Term Loan in Note 11). The cash flow hedge has a notional amount of £137 million and expires in June 2016 (the maturity of the Term Loan). The fair value of the contract at December 31, 2013 was an asset of $2 million and is included in other assets, net. During the year ended December 31, 2013, there was no ineffective portion related to this hedge.

        For the year ended December 31, 2013, the Company earned additional interest income of $0.1 million and recognized additional interest expense of $3 million, resulting from its cash flow hedging relationships. At December 31, 2013, the Company expects that the hedged forecasted transactions for each of the outstanding qualifying cash flow hedging relationships remain probable of occurring, and as a result, no gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings.

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

		Effects of Change in Interest and Foreign Currency Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
July 2005	July 2020	$1,400	$(1,381)	$2,791	$(2,772)
November 2008	October 2016	363	(353)	722	(711)
July 2012	June 2016	3,019	(2,490)	5,774	(5,244)
July 2012	June 2016	(657)	(57)	(957)	243

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

(26) Selected Quarterly Financial Data (Unaudited)

        Selected quarterly information for the years ended December 31, 2013 and 2012 is as follows (in thousands, except per share amounts). Results of operations for properties sold or to be sold have been classified as discontinued operations for all periods presented:

	Three Months Ended During 2013
	March 31	June 30	September 30	December 31
Total revenues	$511,184	$512,239	$546,158	$530,297
Income before income taxes and equity income from and impairments of investments in unconsolidated joint ventures	217,667	199,916	214,176	220,256
Total discontinued operations	2,232	2,828	9,824	59,489
Net income	233,784	216,725	236,858	297,639
Net income applicable to HCP, Inc.	230,585	213,401	233,756	293,095
Dividends paid per common share	0.525	0.525	0.525	0.525
Basic earnings per common share	0.51	0.47	0.51	0.64
Diluted earnings per common share	0.51	0.47	0.51	0.64

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended During 2012
	March 31	June 30	September 30	December 31
Total revenues	$450,608	$456,130	$469,999	$503,233
Income before income taxes and equity income from and impairments of investments in unconsolidated joint ventures	176,483	186,931	181,457	200,210
Total discontinued operations	5,671	2,465	3,607	33,909
Net income	196,564	204,975	199,043	246,260
Net income applicable to HCP, Inc.	193,380	202,024	196,108	241,028
Dividends paid per common share	0.50	0.50	0.50	0.50
Basic earnings per common share	0.43	0.48	0.46	0.54
Diluted earnings per common share	0.43	0.48	0.45	0.53

        The above selected quarterly financial data includes the following significant transactions:

  •
  The Company redeemed all outstanding preferred stock during the quarter ended March 31, 2012.

  •
  The Company completed the acquisition of a 129 senior housing portfolio during the quarter ended December 31, 2012.

  •
  The Company received £129 million ($202 million) from the par payoff of its Barchester debt investments generating $24 million of interest income during the quarter ended September 30, 2013.

  •
  The Company's Board of Directors terminated its former Chairman, Chief Executive Officer and President on October 2, 2013. As a result of the termination, the Company incurred severance-related charges of $26 million that include: (i) the acceleration of $17 million of deferred compensation for restricted stock units and options that vested upon termination; and (ii) severance payments and other costs of approximately $9 million.

HCP, Inc.

Schedule II: Valuation and Qualifying Accounts

December 31, 2013

(In thousands)

Allowance Accounts(1)		Additions		Deductions
Year Ended December 31,	Balance at Beginning of Year	Amounts Charged Against Operations, net	Acquired Properties	Uncollectible Accounts Written-off	Disposed Properties	Balance at End of Year
2013	$48,599	$2,633	$—	$(2,063)	$—	$49,169
2012	49,209	3,724	—	(960)	(3,374)	48,599
2011	43,740	13,316	2	(4,673)	(3,176)	49,209

(1)
Includes allowance for doubtful accounts, straight-line rent reserves, and allowances for loan and direct financing lease losses.

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation

December 31, 2013

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2013
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2013	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
Senior housing
1107	Huntsville	AL	$—	$307	$5,813	$—	$307	$5,453	$5,760	$(988)	2006	40
1154	Little Rock	AR	—	1,922	14,140	445	2,046	13,967	16,013	(2,616)	2006	39
0786	Douglas	AZ	—	110	703	—	110	703	813	(285)	2005	35
2087	Prescott	AZ	—	1,277	8,660	—	1,277	8,660	9,937	(371)	2012	45
1974	Sun City	AZ	27,334	2,640	33,223	724	2,640	33,947	36,587	(3,890)	2011	30
0518	Tucson	AZ	—	2,350	24,037	—	2,350	24,037	26,387	(8,213)	2002	30
1238	Beverly Hills	CA	—	9,872	32,590	2,150	9,872	34,014	43,886	(6,543)	2006	40
1149	Camarillo	CA	—	5,798	19,427	575	5,822	19,202	25,024	(3,500)	2006	40
1006	Carlsbad	CA	—	7,897	14,255	363	7,897	13,828	21,725	(2,541)	2006	40
0883	Carmichael	CA	—	4,270	13,846	—	4,270	13,236	17,506	(2,344)	2006	40
0851	Citrus Heights	CA	—	1,180	8,367	—	1,180	8,037	9,217	(2,030)	2006	29
2092	Clearlake	CA	—	354	4,799	—	354	4,799	5,153	(177)	2012	45
0790	Concord	CA	25,000	6,010	39,601	—	6,010	38,301	44,311	(8,043)	2005	40
2181	Corona	CA	2	2,636	10,134	—	2,636	10,134	12,770	(357)	2012	45
0787	Dana Point	CA	—	1,960	15,946	—	1,960	15,466	17,426	(3,254)	2005	39
1152	Elk Grove	CA	—	2,235	6,339	262	2,235	6,448	8,683	(1,170)	2006	40
0798	Escondido	CA	14,340	5,090	24,253	—	5,090	23,353	28,443	(4,914)	2005	40
2054	Fortuna	CA	—	818	3,295	—	818	3,295	4,113	(135)	2012	50
2079	Fortuna	CA	—	1,346	11,856	—	1,346	11,856	13,202	(396)	2012	45
0791	Fremont	CA	8,857	2,360	11,672	—	2,360	11,192	13,552	(2,355)	2005	40
1965	Fresno	CA	18,961	1,730	31,918	2,535	1,730	34,453	36,183	(3,625)	2011	30
0788	Granada Hills	CA	—	2,200	18,257	—	2,200	17,637	19,837	(3,711)	2005	39
1156	Hemet	CA	—	1,270	5,966	214	1,271	5,933	7,204	(1,091)	2006	40
0856	Irvine	CA	—	8,220	14,104	—	8,220	13,564	21,784	(2,235)	2006	45
0227	Lodi	CA	8,776	732	5,453	—	732	5,453	6,185	(2,384)	1997	35
0226	Murietta	CA	5,897	435	5,729	—	435	5,729	6,164	(2,437)	1997	35
1165	Northridge	CA	—	6,718	26,309	549	6,752	26,015	32,767	(4,733)	2006	40
1561	Orangevale	CA	—	2,160	8,522	1,000	2,160	9,002	11,162	(1,713)	2008	40
1168	Palm Springs	CA	—	1,005	5,183	396	1,005	5,216	6,221	(947)	2006	40
0789	Pleasant Hill	CA	6,270	2,480	21,333	—	2,480	20,633	23,113	(4,342)	2005	40
1166	Rancho Mirage	CA	—	1,798	24,053	475	1,812	23,600	25,412	(4,277)	2006	40
2065	Roseville	CA	—	692	21,662	—	692	21,662	22,354	(657)	2012	45
1008	San Diego	CA	—	6,384	32,072	222	6,384	31,191	37,575	(5,708)	2006	40
1007	San Dimas	CA	—	5,628	31,374	208	5,630	30,786	36,416	(5,630)	2006	40
1009	San Juan Capistrano	CA	—	5,983	9,614	189	5,983	9,516	15,499	(1,766)	2006	40
1167	Santa Rosa	CA	—	3,582	21,113	665	3,627	20,964	24,591	(3,823)	2006	40
0793	South San Francisco	CA	10,216	3,000	16,586	—	3,000	16,056	19,056	(3,372)	2005	40
1966	Sun City	CA	14,355	2,650	22,709	1,369	2,650	24,078	26,728	(2,978)	2011	30
0792	Ventura	CA	9,653	2,030	17,379	—	2,030	16,749	18,779	(3,525)	2005	40
1155	Yorba Linda	CA	—	4,968	19,290	308	5,030	18,740	23,770	(3,409)	2006	40
2055	Yreka	CA	—	565	9,184	—	565	9,184	9,749	(346)	2012	45
1232	Colorado Springs	CO	—	1,910	24,479	400	1,910	23,915	25,825	(4,352)	2006	40
0512	Denver	CO	—	2,810	36,021	1,885	2,810	37,906	40,716	(12,500)	2002	30
1233	Denver	CO	—	2,511	30,641	342	2,528	30,164	32,692	(5,503)	2006	40
2146	Denver	CO	—	875	5,693	—	875	5,693	6,568	(233)	2012	45
1000	Greenwood Village	CO	—	3,367	43,610	890	3,367	43,704	47,071	(7,127)	2006	40
1234	Lakewood	CO	—	3,012	31,913	321	3,012	31,436	34,448	(5,710)	2006	40
2091	Montrose	CO	—	1,078	24,224	—	1,078	24,224	25,302	(745)	2012	50
2085	Glastonbury	CT	—	3,743	9,766	—	3,743	9,766	13,509	(382)	2012	45
2144	Glastonbury	CT	—	1,658	16,046	—	1,658	16,046	17,704	(563)	2012	45
0730	Torrington	CT	12,284	166	11,001	—	166	10,591	10,757	(2,294)	2005	40
1010	Woodbridge	CT	—	2,352	9,929	224	2,363	9,680	12,043	(1,808)	2006	40
0538	Altamonte Springs	FL	—	1,530	7,956	—	1,530	7,136	8,666	(1,961)	2002	40
0861	Apopka	FL	5,733	920	4,816	—	920	4,716	5,636	(977)	2006	35
0852	Boca Raton	FL	—	4,730	17,532	2,619	4,730	19,741	24,471	(4,689)	2006	30
1001	Boca Raton	FL	11,387	2,415	17,923	—	2,415	17,561	19,976	(2,923)	2006	40
0544	Boynton Beach	FL	7,856	1,270	4,773	—	1,270	4,773	6,043	(1,293)	2003	40
1963	Boynton Beach	FL	28,171	2,550	31,521	1,364	2,550	32,885	35,435	(3,716)	2011	30
1964	Boynton Beach	FL	3,944	570	5,649	471	570	6,120	6,690	(942)	2011	30
0539	Clearwater	FL	—	2,250	2,627	—	2,250	2,627	4,877	(721)	2002	40
0746	Clearwater	FL	17,309	3,856	12,176	—	3,856	11,321	15,177	(3,490)	2005	40
0862	Clermont	FL	8,120	440	6,518	—	440	6,418	6,858	(1,329)	2006	35
1002	Coconut Creek	FL	13,617	2,461	16,006	—	2,461	15,620	18,081	(2,600)	2006	40
0492	Delray Beach	FL	11,183	850	6,637	—	850	6,637	7,487	(1,610)	2002	43
0850	Gainesville	FL	15,715	1,020	13,490	—	1,020	13,090	14,110	(2,481)	2006	40

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2013

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2013
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2013	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
1095	Gainesville	FL	—	1,221	12,226	—	1,221	12,001	13,222	(2,175)	2006	40
0490	Jacksonville	FL	43,240	3,250	25,936	4,560	3,250	30,496	33,746	(8,782)	2002	35
1096	Jacksonville	FL	—	1,587	15,616	—	1,587	15,298	16,885	(2,773)	2006	40
0855	Lantana	FL	—	3,520	26,452	—	3,520	25,652	29,172	(6,342)	2006	30
1968	Largo	FL	49,413	2,920	64,989	4,176	2,920	69,165	72,085	(8,000)	2011	30
0731	Ocoee	FL	16,100	2,096	9,322	—	2,096	8,801	10,897	(1,907)	2005	40
0859	Oviedo	FL	8,371	670	8,071	—	670	7,971	8,641	(1,651)	2006	35
1970	Palm Beach Gardens	FL	27,210	4,820	24,937	11,808	4,820	36,745	41,565	(3,690)	2011	30
1017	Palm Harbor	FL	—	1,462	16,774	500	1,462	16,888	18,350	(3,104)	2006	40
0732	Port Orange	FL	15,026	2,340	9,898	—	2,340	9,377	11,717	(2,032)	2005	40
1971	Sarasota	FL	22,782	3,050	29,516	1,265	3,050	30,780	33,830	(3,475)	2011	30
0802	St. Augustine	FL	14,419	830	11,627	—	830	11,227	12,057	(2,673)	2005	35
2194	Springtree	FL	3,871	1,066	15,874	—	1,066	15,874	16,940	(312)	2013	45
0692	Sun City Center	FL	—	510	6,120	—	510	5,865	6,375	(1,592)	2004	35
0698	Sun City Center	FL	—	3,466	70,810	—	3,466	69,750	73,216	(18,886)	2004	34
1097	Tallahassee	FL	—	1,331	19,039	—	1,331	18,695	20,026	(3,388)	2006	40
0224	Tampa	FL	—	600	5,566	686	696	6,134	6,830	(2,116)	1997	45
0849	Tampa	FL	11,865	800	11,340	—	800	10,940	11,740	(2,074)	2006	40
1257	Vero Beach	FL	—	2,035	34,993	201	2,035	33,634	35,669	(6,093)	2006	40
1605	Vero Beach	FL	—	700	16,234	—	700	16,234	16,934	(1,777)	2010	35
1976	West Palm Beach	FL	—	390	2,241	172	390	2,413	2,803	(321)	2011	30
1098	Alpharetta	GA	—	793	8,761	775	793	9,250	10,043	(1,631)	2006	40
1099	Atlanta	GA	—	687	5,507	1,235	687	6,342	7,029	(1,034)	2006	40
1169	Atlanta	GA	—	2,665	5,911	455	2,669	6,092	8,761	(1,113)	2006	40
2108	Buford	GA	—	562	3,604	—	562	3,604	4,166	(143)	2012	45
2109	Buford	GA	—	536	3,142	—	536	3,142	3,678	(124)	2012	45
2123	Buford	GA	—	1,987	6,561	—	1,987	6,561	8,548	(268)	2012	45
2053	Canton	GA	—	401	17,888	—	401	17,888	18,289	(507)	2012	50
2155	Commerce	GA	—	737	8,228	—	737	8,228	8,965	(295)	2012	45
2165	Hartwell	GA	—	368	6,337	—	368	6,337	6,705	(203)	2012	45
2066	Lawrenceville	GA	—	581	2,669	—	581	2,669	3,250	(129)	2012	45
1241	Lilburn	GA	—	907	17,340	36	907	16,819	17,726	(3,049)	2006	40
2167	Lithia Springs	GA	—	1,031	6,954	—	1,031	6,954	7,985	(280)	2012	40
2105	Macon	GA	—	814	10,890	—	814	10,890	11,704	(324)	2012	45
1112	Marietta	GA	—	894	6,944	552	904	7,220	8,124	(1,323)	2006	40
2156	Marietta	GA	—	987	4,818	—	987	4,818	5,805	(196)	2012	45
2086	Newnan	GA	—	1,227	4,202	—	1,227	4,202	5,429	(188)	2012	45
2147	Stone Mountain	GA	—	264	3,182	—	264	3,182	3,446	(125)	2012	45
2118	Woodstock	GA	—	764	7,334	—	764	7,334	8,098	(250)	2012	45
2157	Woodstock	GA	—	1,926	12,757	—	1,926	12,757	14,683	(434)	2012	45
1088	Davenport	IA	—	511	8,039	—	511	7,868	8,379	(1,426)	2006	40
1093	Marion	IA	—	502	6,865	—	502	6,713	7,215	(1,217)	2006	40
2166	Sioux City	IA	—	197	8,078	—	197	8,078	8,275	(299)	2012	45
1091	Bloomington	IL	—	798	13,091	—	798	12,832	13,630	(2,326)	2006	40
1587	Burr Ridge	IL	—	2,640	23,902	912	2,704	24,749	27,453	(4,132)	2010	25
1089	Champaign	IL	—	101	4,207	1,592	279	5,463	5,742	(867)	2006	40
1157	Hoffman Estates	IL	—	1,701	12,037	244	1,704	11,695	13,399	(2,142)	2006	40
1090	Macomb	IL	—	81	6,062	—	81	5,905	5,986	(1,070)	2006	40
1143	Mt. Vernon	IL	—	296	15,935	3,562	512	18,949	19,461	(3,136)	2006	40
1969	Niles	IL	26,079	3,790	32,912	2,590	3,790	35,503	39,293	(4,165)	2011	30
1005	Oak Park	IL	25,685	3,476	35,259	764	3,476	35,477	38,953	(5,778)	2006	40
1961	Olympia Fields	IL	29,470	4,120	29,400	772	4,120	30,172	34,292	(3,556)	2011	30
1162	Orland Park	IL	—	2,623	23,154	224	2,623	22,748	25,371	(4,129)	2006	40
1092	Peoria	IL	—	404	10,050	—	404	9,840	10,244	(1,784)	2006	40
1588	Prospect Heights	IL	—	2,680	20,299	953	2,725	21,208	23,933	(3,626)	2010	25
1952	Vernon Hills	IL	43,249	4,900	45,854	456	4,900	46,309	51,209	(5,276)	2011	30
1237	Wilmette	IL	—	1,100	9,373	—	1,100	9,149	10,249	(1,658)	2006	40
0379	Evansville	IN	—	500	9,302	—	500	7,762	8,262	(2,445)	1999	45
1144	Indianapolis	IN	—	1,197	7,718	—	1,197	7,486	8,683	(1,357)	2006	40
1145	Indianapolis	IN	—	1,144	8,261	7,371	1,144	15,399	16,543	(2,394)	2006	40
0457	Jasper	IN	—	165	5,952	359	165	6,311	6,476	(2,263)	2001	35
2047	Kokomo	IN	—	296	3,245	—	296	3,245	3,541	(278)	2012	30
1146	West Lafayette	IN	—	813	10,876	—	813	10,626	11,439	(1,926)	2006	40
1170	Edgewood	KY	—	1,868	4,934	339	1,916	4,796	6,712	(888)	2006	40
0697	Lexington	KY	8,010	2,093	16,917	—	2,093	16,299	18,392	(5,159)	2004	30
1105	Louisville	KY	—	1,499	26,252	240	1,513	25,868	27,381	(4,739)	2006	40

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2013

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2013
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2013	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
2115	Murray	KY	—	288	7,400	—	288	7,400	7,688	(279)	2012	45
2135	Paducah	KY	—	621	16,768	—	621	16,768	17,389	(476)	2012	50
1013	Danvers	MA	—	4,616	30,692	243	4,621	30,344	34,965	(5,560)	2006	40
1151	Dartmouth	MA	—	3,145	6,880	516	3,176	7,117	10,293	(1,293)	2006	40
1012	Dedham	MA	—	3,930	21,340	267	3,930	21,032	24,962	(3,848)	2006	40
1158	Plymouth	MA	—	2,434	9,027	441	2,438	8,987	11,425	(1,638)	2006	40
1153	Baltimore	MD	—	1,684	18,889	380	1,695	18,835	20,530	(3,419)	2006	40
1249	Frederick	MD	—	609	9,158	320	609	9,234	9,843	(1,681)	2006	40
1011	Pikesville	MD	—	1,416	8,854	288	1,416	8,681	10,097	(1,662)	2006	40
0281	Westminster	MD	15,079	768	5,251	—	768	4,853	5,621	(1,550)	1998	45
0546	Cape Elizabeth	ME	—	630	3,524	93	630	3,617	4,247	(975)	2003	40
0545	Saco	ME	—	80	2,363	155	80	2,518	2,598	(675)	2003	40
1258	Auburn Hills	MI	—	2,281	10,692	—	2,281	10,692	12,973	(1,938)	2006	40
1248	Farmington Hills	MI	—	1,013	12,119	307	1,013	12,082	13,095	(2,265)	2006	40
0696	Holland	MI	—	787	51,410	—	787	50,172	50,959	(15,915)	2004	29
1094	Portage	MI	—	100	5,700	4,617	100	9,950	10,050	(1,661)	2006	40
0472	Sterling Heights	MI	—	920	7,326	—	920	7,326	8,246	(2,582)	2001	35
1259	Sterling Heights	MI	—	1,593	11,500	—	1,593	11,181	12,774	(2,027)	2006	40
2143	Champlin	MN	—	1,576	26,725	—	1,576	26,725	28,301	(774)	2012	50
1235	Des Peres	MO	—	4,361	20,664	—	4,361	20,046	24,407	(3,633)	2006	40
1236	Richmond Heights	MO	—	1,744	24,232	—	1,744	23,548	25,292	(4,268)	2006	40
0853	St. Louis	MO	—	2,500	20,343	—	2,500	19,853	22,353	(5,018)	2006	30
2081	St. Peters	MO	—	1,377	31,508	—	1,377	31,508	32,885	(1,079)	2012	45
2074	Oxford	MS	—	2,003	14,140	—	2,003	14,140	16,143	(458)	2012	45
0842	Great Falls	MT	—	500	5,683	—	500	5,423	5,923	(1,062)	2006	40
2163	Great Falls	MT	—	252	9,908	—	252	9,908	10,160	(310)	2012	45
0878	Charlotte	NC	—	710	9,559	—	710	9,159	9,869	(1,622)	2006	40
1584	Charlotte	NC	—	2,052	6,529	—	2,052	6,529	8,581	(855)	2010	40
1119	Concord	NC	—	601	7,615	166	612	7,546	8,158	(1,407)	2006	40
2126	Mooresville	NC	—	2,538	37,617	—	2,538	37,617	40,155	(1,134)	2012	50
1254	Raleigh	NC	—	1,191	11,532	271	1,191	11,517	12,708	(2,081)	2006	40
2127	Minot	ND	—	685	16,047	—	685	16,047	16,732	(517)	2012	45
2080	Kearney	NE	—	856	22,584	—	856	22,584	23,440	(714)	2012	45
2169	Lexington	NE	—	474	8,405	—	474	8,405	8,879	(365)	2012	40
2168	Mc Cook	NE	—	1,024	13,789	—	1,024	13,789	14,813	(598)	2012	40
2129	Seward	NE	—	792	18,276	—	792	18,276	19,068	(678)	2012	40
2119	Wayne	NE	—	1,005	13,953	—	1,005	13,953	14,958	(474)	2012	45
1599	Cherry Hill	NJ	—	2,420	11,042	1,000	2,420	11,492	13,912	(1,448)	2010	25
1239	Cresskill	NJ	—	4,684	53,927	63	4,684	53,004	57,688	(9,613)	2006	40
0734	Hillsborough	NJ	15,554	1,042	10,042	—	1,042	9,576	10,618	(2,075)	2005	40
1242	Madison	NJ	—	3,157	19,909	52	3,157	19,375	22,532	(3,519)	2006	40
0733	Manahawkin	NJ	13,571	921	9,927	—	921	9,461	10,382	(2,050)	2005	40
1014	Paramus	NJ	—	4,280	31,684	207	4,280	31,191	35,471	(5,704)	2006	40
1231	Saddle River	NJ	—	1,784	15,625	236	1,784	15,417	17,201	(2,817)	2006	40
0245	Voorhees Township	NJ	8,421	900	7,629	—	900	7,629	8,529	(2,468)	1998	45
0213	Albuquerque	NM	—	767	9,324	—	767	8,825	9,592	(3,253)	1996	45
2120	Albuquerque	NM	—	2,224	8,049	—	2,224	8,049	10,273	(297)	2012	45
2161	Rio Rancho	NM	—	1,154	13,726	—	1,154	13,726	14,880	(480)	2012	40
2121	Roswell	NM	—	618	7,038	—	618	7,038	7,656	(294)	2012	45
2150	Roswell	NM	—	837	8,614	—	837	8,614	9,451	(373)	2012	45
0796	Las Vegas	NV	—	1,960	5,816	—	1,960	5,426	7,386	(1,142)	2005	40
2110	Las Vegas	NV	—	667	14,469	—	667	14,469	15,136	(556)	2012	45
1252	Brooklyn	NY	—	8,117	23,627	580	8,117	23,631	31,748	(4,481)	2006	40
1256	Brooklyn	NY	—	5,215	39,052	179	5,215	38,380	43,595	(6,972)	2006	40
2177	Clifton Park	NY	—	2,257	11,470	—	2,257	11,470	13,727	(413)	2012	50
2176	Greece	NY	—	666	9,569	—	666	9,569	10,235	(341)	2012	45
2178	Greece	NY	—	601	7,362	—	601	7,362	7,963	(268)	2012	45
2174	Orchard Park	NY	—	726	17,735	—	726	17,735	18,461	(668)	2012	45
2175	Orchard Park	NY	—	478	11,961	—	478	11,961	12,439	(445)	2012	45
0473	Cincinnati	OH	—	600	4,428	—	600	4,428	5,028	(1,560)	2001	35
0841	Columbus	OH	6,388	970	7,806	1,023	970	8,438	9,408	(1,608)	2006	40
0857	Fairborn	OH	6,557	810	8,311	—	810	8,011	8,821	(1,697)	2006	36
1147	Fairborn	OH	—	298	10,704	3,068	298	13,541	13,839	(2,322)	2006	40
1386	Marietta	OH	—	1,069	11,435	—	1,069	11,230	12,299	(1,826)	2007	40
1253	Poland	OH	—	695	10,444	42	695	10,147	10,842	(1,838)	2006	40
1159	Willoughby	OH	—	1,177	9,982	295	1,194	9,855	11,049	(1,797)	2006	40

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2013

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2013
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2013	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
2158	Broken Arrow	OK	—	1,115	18,852	—	1,115	18,852	19,967	(577)	2012	45
2122	Muskogee	OK	—	412	2,815	—	412	2,815	3,227	(135)	2012	45
1171	Oklahoma City	OK	—	801	4,904	265	811	4,776	5,587	(883)	2006	40
2082	Oklahoma City	OK	—	1,344	3,943	—	1,344	3,943	5,287	(171)	2012	45
2083	Oklahoma City	OK	—	2,116	28,007	—	2,116	28,007	30,123	(873)	2012	45
2070	Tahlequah	OK	—	256	5,648	—	256	5,648	5,904	(205)	2012	45
1160	Tulsa	OK	—	1,115	11,028	282	1,129	10,607	11,736	(1,937)	2006	40
2130	Ashland	OR	—	—	19,303	—	—	19,303	19,303	(632)	2012	45
2103	Eagle Point	OR	—	609	12,117	—	609	12,117	12,726	(383)	2012	45
2179	Eldorado Heights	OR	—	311	7,868	—	311	7,868	8,179	(199)	2013	45
2098	Eugene	OR	—	1,082	18,858	—	1,082	18,858	19,940	(581)	2012	50
2104	Eugene	OR	—	653	13,568	—	653	13,568	14,221	(426)	2012	45
2136	Grants Pass	OR	—	430	3,267	—	430	3,267	3,697	(134)	2012	50
2137	Grants Pass	OR	—	1,064	16,124	—	1,064	16,124	17,188	(466)	2012	50
2138	Grants Pass	OR	—	618	2,932	—	618	2,932	3,550	(182)	2012	50
2145	Grants Pass	OR	—	775	13,230	—	775	13,230	14,005	(409)	2012	45
2139	Gresham	OR	—	465	6,403	—	465	6,403	6,868	(206)	2012	50
2182	Hermiston Terrace	OR	3,004	582	8,087	—	582	8,087	8,669	(171)	2013	45
2140	Lebanon	OR	—	505	12,571	—	505	12,571	13,076	(407)	2012	50
2152	McMinnville	OR	—	3,203	24,909	—	3,203	24,909	28,112	(1,210)	2012	45
2159	McMinnville	OR	—	1,374	6,118	—	1,374	6,118	7,492	(266)	2012	45
2090	Monmouth	OR	—	490	1,278	—	490	1,278	1,768	(72)	2012	50
2106	Monmouth	OR	—	603	8,538	—	603	8,538	9,141	(300)	2012	45
2089	Newberg	OR	—	1,889	16,855	—	1,889	16,855	18,744	(520)	2012	50
2133	Portland	OR	—	1,615	12,030	—	1,615	12,030	13,645	(353)	2012	50
2151	Portland	OR	—	1,677	9,469	—	1,677	9,469	11,146	(359)	2012	45
2171	Portland	OR	—	—	16,087	—	—	16,087	16,087	(450)	2012	50
2050	Redmond	OR	—	1,229	21,921	—	1,229	21,921	23,150	(606)	2012	50
2131	River Road	OR	3,058	551	6,454	—	551	6,454	7,005	(148)	2013	45
2084	Roseburg	OR	—	1,042	12,090	—	1,042	12,090	13,132	(424)	2012	45
2134	Scappoose	OR	—	353	1,258	—	353	1,258	1,611	(58)	2012	50
2153	Scappoose	OR	—	971	7,116	—	971	7,116	8,087	(287)	2012	45
2051	Springfield	OR	—	1,124	22,515	—	1,124	22,515	23,639	(663)	2012	50
2057	Springfield	OR	—	527	6,035	—	527	6,035	6,562	(221)	2012	45
2056	Stayton	OR	—	48	569	—	48	569	617	(35)	2012	45
2058	Stayton	OR	—	253	8,621	—	253	8,621	8,874	(302)	2012	45
2088	Tualatin	OR	—	—	6,326	—	—	6,326	6,326	(286)	2012	45
2180	Windfield Village	OR	3,731	580	9,817	—	580	9,817	10,397	(225)	2013	45
1163	Haverford	PA	—	16,461	108,816	3,311	16,461	110,514	126,975	(20,413)	2006	40
2063	Selinsgrove	PA	—	529	9,111	—	529	9,111	9,640	(355)	2012	45
1967	Cumberland	RI	—	2,630	19,050	770	2,630	19,820	22,450	(2,331)	2011	30
1959	East Providence	RI	14,948	1,890	13,989	1,084	1,890	15,073	16,963	(1,731)	2011	30
1960	Greenwich	RI	8,187	450	11,845	1,239	450	13,084	13,534	(1,567)	2011	30
1972	Smithfield	RI	—	1,250	17,816	653	1,250	18,469	19,719	(2,259)	2011	30
1973	South Kingstown	RI	—	1,390	12,551	630	1,390	13,182	14,572	(1,555)	2011	30
1975	Tiverton	RI	—	3,240	25,735	651	3,240	26,386	29,626	(3,036)	2011	30
1962	Warwick	RI	14,627	1,050	17,389	1,369	1,050	18,756	19,806	(2,308)	2011	30
1104	Aiken	SC	—	357	14,832	151	363	14,471	14,834	(2,663)	2006	40
1100	Charleston	SC	—	885	14,124	292	896	14,075	14,971	(2,602)	2006	40
1109	Columbia	SC	—	408	7,527	131	412	7,458	7,870	(1,380)	2006	40
2154	Florence	SC	—	255	4,052	—	255	4,052	4,307	(176)	2012	45
0306	Georgetown	SC	—	239	3,008	—	239	3,008	3,247	(970)	1998	45
0879	Greenville	SC	—	1,090	12,558	—	1,090	12,058	13,148	(2,135)	2006	40
1172	Greenville	SC	—	993	16,314	437	1,006	15,838	16,844	(2,865)	2006	40
2059	Greenville	SC	—	149	3,827	—	149	3,827	3,976	(165)	2012	45
2099	Hilton Head Island	SC	—	828	6,285	—	828	6,285	7,113	(260)	2012	45
2111	Hilton Head Island	SC	—	1,107	1,873	—	1,107	1,873	2,980	(99)	2012	45
2112	Hilton Head Island	SC	—	621	2,234	—	621	2,234	2,855	(110)	2012	45
0305	Lancaster	SC	—	84	2,982	—	84	2,982	3,066	(877)	1998	45
0880	Myrtle Beach	SC	—	900	10,913	—	900	10,513	11,413	(1,862)	2006	40
0312	Rock Hill	SC	—	203	2,671	—	203	2,671	2,874	(841)	1998	45
1113	Rock Hill	SC	—	695	4,119	322	795	4,126	4,921	(835)	2006	40
2076	Rock Hill	SC	—	919	14,741	—	919	14,741	15,660	(506)	2012	45
2093	Rock Hill	SC	—	503	4,281	—	503	4,281	4,784	(164)	2012	45
0313	Sumter	SC	—	196	2,623	—	196	2,623	2,819	(846)	1998	45
2067	West Columbia	SC	—	220	2,662	—	220	2,662	2,882	(130)	2012	45

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2013

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2013
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2013	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
2132	Cordova	TN	—	2,167	5,829	—	2,167	5,829	7,996	(224)	2012	45
2060	Franklin	TN	—	2,475	27,337	—	2,475	27,337	29,812	(857)	2012	45
2100	Hendersonville	TN	—	1,298	2,464	—	1,298	2,464	3,762	(134)	2012	45
2073	Kingsport	TN	—	1,113	8,625	—	1,113	8,625	9,738	(301)	2012	45
2071	Memphis	TN	—	1,315	9,787	—	1,315	9,787	11,102	(298)	2012	45
1003	Nashville	TN	11,000	812	16,983	2,524	812	18,759	19,571	(2,733)	2006	40
2094	Nashville	TN	—	1,444	14,436	—	1,444	14,436	15,880	(449)	2012	45
0860	Oak Ridge	TN	8,395	500	4,741	—	500	4,641	5,141	(961)	2006	35
0843	Abilene	TX	1,748	300	2,830	—	300	2,710	3,010	(514)	2006	39
2107	Amarillo	TX	—	1,315	26,838	—	1,315	26,838	28,153	(824)	2012	45
1004	Arlington	TX	14,076	2,002	19,110	—	2,002	18,729	20,731	(3,118)	2006	40
1116	Arlington	TX	—	2,494	12,192	249	2,540	11,873	14,413	(2,201)	2006	40
0511	Austin	TX	—	2,960	41,645	—	2,960	41,645	44,605	(14,229)	2002	30
1589	Austin	TX	—	2,860	17,358	497	2,973	17,742	20,715	(3,213)	2010	25
0202	Beaumont	TX	—	145	10,404	—	145	10,020	10,165	(3,768)	1996	45
2075	Bedford	TX	—	1,204	26,845	—	1,204	26,845	28,049	(825)	2012	45
0844	Burleson	TX	3,992	1,050	5,242	—	1,050	4,902	5,952	(929)	2006	40
0848	Cedar Hill	TX	8,548	1,070	11,554	—	1,070	11,104	12,174	(2,105)	2006	40
1325	Cedar Hill	TX	—	440	7,494	—	440	7,494	7,934	(1,697)	2007	40
2164	Dallas	TX	—	2,120	8,986	—	2,120	8,986	11,106	(324)	2012	45
0513	Fort Worth	TX	—	2,830	50,832	—	2,830	50,832	53,662	(17,367)	2002	30
0506	Friendswood	TX	22,392	400	7,354	—	400	7,354	7,754	(1,879)	2002	45
0217	Houston	TX	11,354	835	7,195	—	835	7,195	8,030	(2,551)	1997	45
0491	Houston	TX	—	2,470	21,710	750	2,470	22,460	24,930	(7,632)	2002	35
1106	Houston	TX	—	1,008	15,333	183	1,020	15,098	16,118	(2,773)	2006	40
1111	Houston	TX	—	1,877	25,372	247	1,961	24,491	26,452	(4,495)	2006	40
1955	Houston	TX	49,123	9,820	50,079	3,543	9,820	53,621	63,441	(6,683)	2011	30
1957	Houston	TX	32,260	8,170	37,285	2,089	8,170	39,375	47,545	(4,692)	2011	30
1958	Houston	TX	29,704	2,910	37,443	2,393	2,910	39,837	42,747	(4,797)	2011	30
2068	Houston	TX	—	985	18,824	—	985	18,824	19,809	(585)	2012	45
0820	Irving	TX	10,569	710	9,949	—	710	9,359	10,069	(2,139)	2005	35
2149	Kerrville	TX	—	1,459	33,408	—	1,459	33,408	34,867	(1,082)	2012	45
2124	Lubbock	TX	—	1,143	4,656	—	1,143	4,656	5,799	(195)	2012	45
0845	North Richland Hills	TX	2,927	520	5,117	—	520	4,807	5,327	(911)	2006	40
0846	North Richland Hills	TX	6,483	870	9,259	—	870	8,819	9,689	(1,911)	2006	35
2113	North Richland Hills	TX	—	909	11,337	—	909	11,337	12,246	(353)	2012	45
1102	Plano	TX	—	494	12,518	145	505	12,247	12,752	(2,249)	2006	40
2064	Plano	TX	—	590	6,930	—	590	6,930	7,520	(253)	2012	45
2162	Portland	TX	—	1,233	14,001	—	1,233	14,001	15,234	(506)	2012	45
0494	San Antonio	TX	7,721	730	3,961	—	730	3,961	4,691	(1,034)	2002	45
1590	San Antonio	TX	—	2,860	17,030	282	2,880	17,292	20,172	(3,125)	2010	25
2116	Sherman	TX	—	209	3,492	—	209	3,492	3,701	(135)	2012	45
1954	Sugar Land	TX	31,770	3,420	36,846	2,496	3,420	39,341	42,761	(4,537)	2011	30
1103	The Woodlands	TX	—	802	17,358	228	869	17,071	17,940	(3,143)	2006	40
0195	Victoria	TX	12,496	175	4,290	3,101	175	7,018	7,193	(2,016)	1995	43
0847	Waxahachie	TX	2,004	390	3,879	—	390	3,659	4,049	(694)	2006	40
1953	Webster	TX	30,356	4,780	30,854	2,346	4,780	33,200	37,980	(3,933)	2011	30
2069	Cedar City	UT	—	437	8,706	—	437	8,706	9,143	(280)	2012	45
1161	Salt Lake City	UT	—	2,621	22,072	287	2,654	21,371	24,025	(3,886)	2006	40
2101	St. George	UT	—	683	9,435	—	683	9,435	10,118	(315)	2012	45
1015	Arlington	VA	—	4,320	19,567	455	4,320	19,445	23,765	(3,648)	2006	40
1244	Arlington	VA	—	3,833	7,076	206	3,833	7,045	10,878	(1,277)	2006	40
1245	Arlington	VA	—	7,278	37,407	392	7,278	36,914	44,192	(6,734)	2006	40
0881	Chesapeake	VA	—	1,090	12,444	—	1,090	11,944	13,034	(2,115)	2006	40
1247	Falls Church	VA	—	2,228	8,887	119	2,228	8,791	11,019	(1,629)	2006	40
1164	Fort Belvoir	VA	—	11,594	99,528	6,587	11,594	104,117	115,711	(19,524)	2006	40
1250	Leesburg	VA	—	607	3,236	82	607	3,171	3,778	(2,140)	2006	35
1016	Richmond	VA	—	2,110	11,469	281	2,110	11,324	13,434	(2,099)	2006	40

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2013

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2013
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2013	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
1246	Sterling	VA	—	2,360	22,932	412	2,360	22,832	25,192	(4,186)	2006	40
2077	Sterling	VA	—	1,046	15,788	—	1,046	15,788	16,834	(476)	2012	45
0225	Woodbridge	VA	—	950	6,983	—	950	6,983	7,933	(2,365)	1997	45
1173	Bellevue	WA	—	3,734	16,171	210	3,737	15,813	19,550	(2,874)	2006	40
2095	College Place	WA	—	758	8,051	—	758	8,051	8,809	(299)	2012	45
1240	Edmonds	WA	—	1,418	16,502	49	1,418	16,080	17,498	(2,923)	2006	40
2172	Ellensburg	WA	—	759	5,699	—	759	5,699	6,458	(263)	2012	40
2160	Kenmore	WA	—	3,284	16,641	—	3,284	16,641	19,925	(514)	2012	45
0797	Kirkland	WA	—	1,000	13,403	—	1,000	13,043	14,043	(2,745)	2005	40
1174	Lynnwood	WA	—	1,203	7,415	326	1,203	7,741	8,944	(1,385)	2006	40
1251	Mercer Island	WA	—	4,209	8,123	318	4,209	8,236	12,445	(1,593)	2006	40
2141	Moses Lake	WA	—	429	4,417	—	429	4,417	4,846	(223)	2012	50
2096	Poulsbo	WA	—	1,801	18,068	—	1,801	18,068	19,869	(603)	2012	45
2102	Richland	WA	—	249	5,067	—	249	5,067	5,316	(162)	2012	45
0794	Shoreline	WA	8,973	1,590	10,671	—	1,590	10,261	11,851	(2,159)	2005	40
0795	Shoreline	WA	—	4,030	26,421	—	4,030	25,651	29,681	(5,322)	2005	39
1175	Snohomish	WA	—	1,541	10,228	195	1,541	10,164	11,705	(1,834)	2006	40
2097	Spokane	WA	—	903	5,363	—	903	5,363	6,266	(233)	2012	45
2061	Vancouver	WA	—	513	4,556	—	513	4,556	5,069	(187)	2012	45
2062	Vancouver	WA	—	1,498	9,997	—	1,498	9,997	11,495	(321)	2012	45
2052	Yakima	WA	—	557	5,897	—	557	5,897	6,454	(202)	2012	50
2078	Yakima	WA	—	353	5,668	—	353	5,668	6,021	(175)	2012	45
2114	Yakima	WA	—	721	8,872	—	721	8,872	9,593	(326)	2012	45
2072	Appleton	WI	—	182	12,581	—	182	12,581	12,763	(395)	2012	45
2170	Madison	WI	—	834	10,050	—	834	10,050	10,884	(362)	2012	40
2173	Oakridge	WI	—	801	16,688	—	801	16,688	17,489	(305)	2013	45
2117	Bridgeport	WV	—	3,174	15,437	—	3,174	15,437	18,611	(652)	2012	45
2125	Bridgeport	WV	—	3,280	4,181	—	3,280	4,181	7,461	(219)	2012	45
2142	Cody	WY	—	708	9,926	—	708	9,926	10,634	(281)	2012	50
2148	Sheridan	WY	—	915	12,047	—	915	12,047	12,962	(404)	2012	45

			$1,048,786	$608,154	$5,135,147	$125,352	$609,792	$5,178,617	$5,788,409	$(758,223)

Post-acute/skilled nursing
0002	Fort Collins	CO	—	499	1,913	1,454	499	3,114	3,613	(3,114)	1985	25
0018	Morrison	CO	—	1,429	5,464	4,019	1,429	8,758	10,187	(8,589)	1985	24
0280	Statesboro	GA	—	168	1,508	—	168	1,509	1,677	(852)	1992	25
0297	Rexburg	ID	—	200	5,310	—	200	5,057	5,257	(2,239)	1998	35
0378	Anderson	IN	—	500	4,724	1,734	500	6,057	6,557	(2,217)	1999	35
2189	Anderson	IN	—	406	—	6,779	406	6,779	7,185	—	2013	*
0384	Angola	IN	—	130	2,900	2,791	130	5,691	5,821	(1,309)	1999	35
0385	Fort Wayne	IN	—	200	4,150	2,667	200	6,817	7,017	(2,113)	1999	38
0386	Fort Wayne	IN	—	140	3,760	—	140	3,760	3,900	(1,522)	1999	35
0387	Huntington	IN	—	30	2,970	338	30	3,308	3,338	(1,253)	1999	35
0373	Kokomo	IN	—	250	4,622	1,294	250	5,653	5,903	(1,589)	1999	45
0454	New Albany	IN	—	230	6,595	—	230	6,595	6,825	(2,402)	2001	35
0484	Tell City	IN	—	95	6,208	1,299	95	7,509	7,604	(1,971)	2001	45
0688	Cynthiana	KY	—	192	4,875	—	192	4,875	5,067	(1,083)	2004	40
0298	Franklin	LA	—	405	3,424	—	405	3,424	3,829	(1,904)	1998	25
0299	Morgan City	LA	—	203	2,050	—	203	2,050	2,253	(1,140)	1998	25
0388	Las Vegas	NV	—	1,300	3,950	4,013	1,300	7,963	9,263	(1,732)	1999	35
0389	Las Vegas	NV	—	1,300	5,800	—	1,300	5,800	7,100	(2,348)	1999	35
0390	Fairborn	OH	—	250	4,850	—	250	4,850	5,100	(1,963)	1999	35
0391	Georgetown	OH	—	130	4,970	—	130	4,970	5,100	(2,012)	1999	35
0392	Port Clinton	OH	—	370	3,630	—	370	3,630	4,000	(1,469)	1999	35
0393	Springfield	OH	—	250	3,950	2,113	250	6,063	6,313	(1,863)	1999	35
0394	Toledo	OH	—	120	5,130	—	120	5,130	5,250	(2,076)	1999	35
0395	Versailles	OH	—	120	4,980	—	120	4,980	5,100	(2,016)	1999	35
0285	Fort Worth	TX	—	243	2,036	268	243	2,304	2,547	(1,296)	1998	25
0296	Ogden	UT	—	250	4,685	—	250	4,432	4,682	(1,941)	1998	35
0681	Fishersville	VA	—	751	7,734	—	751	7,220	7,971	(1,751)	2004	40
0682	Floyd	VA	—	309	2,263	—	309	1,893	2,202	(730)	2004	25
0689	Independence	VA	—	206	8,366	—	206	7,810	8,016	(1,871)	2004	40
0683	Newport News	VA	—	535	6,192	—	535	5,719	6,254	(1,386)	2004	40
0684	Roanoke	VA	—	586	7,159	—	586	6,696	7,282	(1,622)	2004	40
0685	Staunton	VA	—	422	8,681	—	422	8,136	8,558	(1,969)	2004	40
0686	Williamsburg	VA	—	699	4,886	—	699	4,464	5,163	(1,083)	2004	40
0690	Windsor	VA	—	319	7,543	—	319	7,018	7,337	(1,681)	2004	40
0687	Woodstock	VA	—	603	5,395	9	605	4,989	5,594	(1,210)	2004	40

			$—	$13,840	$162,673	$28,778	$13,842	$185,023	$198,865	$(65,316)

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2013

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2013
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2013	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
Life science
1482	Brisbane	CA	—	50,989	1,789	39,851	50,989	41,641	92,630	—	2007	**
1481	Carlsbad	CA	—	30,300	—	7,723	30,300	7,723	38,023	—	2007	**
1522	Carlsbad	CA	—	23,475	—	2,816	23,475	2,817	26,292	—	2007	**
1401	Hayward	CA	—	900	7,100	915	900	8,015	8,915	(1,322)	2007	40
1402	Hayward	CA	—	1,500	6,400	3,465	1,500	9,865	11,365	(1,900)	2007	40
1403	Hayward	CA	—	1,900	7,100	424	1,900	7,523	9,423	(1,394)	2007	40
1404	Hayward	CA	—	2,200	17,200	12	2,200	17,212	19,412	(2,762)	2007	40
1405	Hayward	CA	—	1,000	3,200	7,478	1,000	10,678	11,678	(3,002)	2007	40
1549	Hayward	CA	—	1,006	4,259	1,551	1,006	5,811	6,817	(1,720)	2007	29
1550	Hayward	CA	—	677	2,761	5,019	677	7,725	8,402	(1,357)	2007	29
1551	Hayward	CA	—	661	1,995	3,298	661	5,293	5,954	(652)	2007	29
1552	Hayward	CA	—	1,187	7,139	594	1,187	7,432	8,619	(1,695)	2007	29
1553	Hayward	CA	—	1,189	9,465	110	1,189	9,575	10,764	(2,196)	2007	29
1554	Hayward	CA	—	1,246	5,179	1,829	1,246	7,008	8,254	(2,000)	2007	29
1555	Hayward	CA	—	1,521	13,546	121	1,521	13,667	15,188	(3,141)	2007	29
1556	Hayward	CA	—	1,212	5,120	3,315	1,212	8,206	9,418	(1,731)	2007	29
1424	La Jolla	CA	—	9,600	25,283	7,794	9,648	32,100	41,748	(5,184)	2007	40
1425	La Jolla	CA	—	6,200	19,883	125	6,276	19,932	26,208	(3,232)	2007	40
1426	La Jolla	CA	—	7,200	12,412	3,460	7,291	15,781	23,072	(4,441)	2007	27
1427	La Jolla	CA	—	8,700	16,983	2,059	8,746	18,995	27,741	(4,046)	2007	30
1947	La Jolla	CA	12,006	2,581	10,534	20	2,581	10,554	13,135	(1,055)	2011	30
1949	La Jolla	CA	7,921	2,686	11,045	575	2,686	11,620	14,306	(1,269)	2011	30
1488	Mountain View	CA	—	7,300	25,410	1,914	7,566	27,058	34,624	(4,362)	2007	40
1489	Mountain View	CA	—	6,500	22,800	1,866	6,500	24,666	31,166	(3,971)	2007	40
1490	Mountain View	CA	—	4,800	9,500	442	4,800	9,942	14,742	(1,669)	2007	40
1491	Mountain View	CA	—	4,200	8,400	1,249	4,209	9,640	13,849	(2,087)	2007	40
1492	Mountain View	CA	—	3,600	9,700	730	3,600	10,430	14,030	(2,284)	2007	40
1493	Mountain View	CA	—	7,500	16,300	1,904	7,500	17,603	25,103	(2,841)	2007	40
1494	Mountain View	CA	—	9,800	24,000	203	9,800	24,203	34,003	(3,910)	2007	40
1495	Mountain View	CA	—	6,900	17,800	3,245	6,900	21,045	27,945	(3,274)	2007	40
1496	Mountain View	CA	—	7,000	17,000	6,364	7,000	23,364	30,364	(6,429)	2007	40
1497	Mountain View	CA	—	14,100	31,002	10,111	14,100	41,113	55,213	(10,871)	2007	40
1498	Mountain View	CA	—	7,100	25,800	8,101	7,100	33,901	41,001	(8,765)	2007	40
2017	Mountain View	CA	—	—	20,350	(94)	—	20,256	20,256	(625)	2013	40
1470	Poway	CA	—	5,826	12,200	5,727	5,826	17,927	23,753	(5,547)	2007	40
1471	Poway	CA	—	5,978	14,200	4,253	5,978	18,453	24,431	(4,658)	2007	40
1472	Poway	CA	—	8,654	—	5,804	8,654	5,803	14,457	—	2007	*
1473	Poway	CA	—	17,146	2,405	2,214	17,146	4,620	21,766	—	2007	**
1477	Poway	CA	—	29,943	2,475	17,641	29,943	20,116	50,059	—	2007	**
1478	Poway	CA	—	6,700	14,400	6,145	6,700	20,545	27,245	(6,801)	2007	40
1499	Redwood City	CA	—	3,400	5,500	1,275	3,407	6,768	10,175	(1,750)	2007	40
1500	Redwood City	CA	—	2,500	4,100	1,220	2,506	5,314	7,820	(1,369)	2007	40
1501	Redwood City	CA	—	3,600	4,600	860	3,607	5,452	9,059	(1,159)	2007	30
1502	Redwood City	CA	—	3,100	5,100	843	3,107	5,690	8,797	(1,153)	2007	31
1503	Redwood City	CA	—	4,800	17,300	3,280	4,818	20,562	25,380	(3,342)	2007	31
1504	Redwood City	CA	—	5,400	15,500	930	5,418	16,412	21,830	(2,585)	2007	31
1505	Redwood City	CA	—	3,000	3,500	635	3,006	4,130	7,136	(1,052)	2007	40
1506	Redwood City	CA	—	6,000	14,300	3,569	6,018	17,852	23,870	(3,209)	2007	40
1507	Redwood City	CA	—	1,900	12,800	8,436	1,912	21,224	23,136	(1,783)	2007	39
1508	Redwood City	CA	—	2,700	11,300	7,095	2,712	18,383	21,095	(1,612)	2007	39
1509	Redwood City	CA	—	2,700	10,900	6,099	2,712	16,987	19,699	(2,370)	2007	40
1510	Redwood City	CA	—	2,200	12,000	5,203	2,212	17,192	19,404	(3,342)	2007	38
1511	Redwood City	CA	—	2,600	9,300	1,539	2,612	10,828	13,440	(2,099)	2007	26
1512	Redwood City	CA	—	3,300	18,000	123	3,300	18,123	21,423	(2,901)	2007	40
1513	Redwood City	CA	—	3,300	17,900	292	3,300	18,192	21,492	(2,885)	2007	40
0679	San Diego	CA	—	7,872	34,617	17,690	8,272	51,907	60,179	(13,568)	2002	39
0837	San Diego	CA	—	4,630	2,029	8,967	4,630	10,995	15,625	(2,235)	2006	31
0838	San Diego	CA	—	2,040	902	4,975	2,040	5,878	7,918	(694)	2006	40
0839	San Diego	CA	—	3,940	3,184	4,584	3,951	6,712	10,663	(2,960)	2006	40
0840	San Diego	CA	—	5,690	4,579	686	5,703	5,252	10,955	(1,327)	2006	40
1418	San Diego	CA	—	11,700	31,243	6,370	11,700	37,613	49,313	(6,987)	2007	40
1420	San Diego	CA	—	6,524	—	3,568	6,524	3,566	10,090	—	2007	**
1421	San Diego	CA	—	7,000	33,779	—	7,000	33,779	40,779	(5,419)	2007	40
1422	San Diego	CA	—	7,179	3,687	846	7,184	4,528	11,712	(941)	2007	30
1423	San Diego	CA	—	8,400	33,144	8	8,400	33,152	41,552	(5,317)	2007	40
1514	San Diego	CA	—	5,200	—	—	5,200	—	5,200	—	2007	**
1558	San Diego	CA	—	7,740	22,654	2,100	7,875	24,620	32,495	(3,852)	2007	38
1948	San Diego	CA	24,785	5,879	25,305	326	5,879	25,631	31,510	(2,585)	2011	30
1950	San Diego	CA	1,009	884	2,796	—	884	2,796	3,680	(280)	2011	30
2197	San Diego	CA	—	7,621	3,913	3,905	7,626	7,813	15,439	(1,072)	2010	33

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2013

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2013
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2013	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
1407	South San Francisco	CA	—	28,600	48,700	5,341	28,600	54,040	82,640	(11,427)	2007	35
1408	South San Francisco	CA	—	9,000	17,800	1,023	9,000	18,823	27,823	(2,987)	2007	40
1409	South San Francisco	CA	—	18,000	38,043	421	18,000	38,464	56,464	(6,138)	2007	40
1410	South San Francisco	CA	—	4,900	18,100	157	4,900	18,256	23,156	(2,921)	2007	40
1411	South San Francisco	CA	—	8,000	27,700	363	8,000	28,062	36,062	(4,459)	2007	40
1412	South San Francisco	CA	—	10,100	22,521	239	10,100	22,761	32,861	(3,671)	2007	40
1413	South San Francisco	CA	—	8,000	28,299	252	8,000	28,550	36,550	(4,558)	2007	40
1414	South San Francisco	CA	—	3,700	20,800	203	3,700	21,004	24,704	(3,386)	2007	40
1430	South San Francisco	CA	—	10,700	23,621	212	10,700	23,832	34,532	(3,837)	2007	40
1431	South San Francisco	CA	—	7,000	15,500	157	7,000	15,657	22,657	(2,498)	2007	40
1435	South San Francisco	CA	—	13,800	42,500	32,853	13,800	75,353	89,153	(9,209)	2008	40
1436	South San Francisco	CA	—	14,500	45,300	34,087	14,500	79,387	93,887	(9,638)	2008	40
1437	South San Francisco	CA	—	9,400	24,800	16,980	9,400	41,780	51,180	(4,170)	2008	40
1439	South San Francisco	CA	—	11,900	68,848	70	11,900	68,918	80,818	(11,049)	2007	40
1440	South San Francisco	CA	—	10,000	57,954	—	10,000	57,954	67,954	(9,297)	2007	40
1441	South San Francisco	CA	—	9,300	43,549	—	9,300	43,549	52,849	(6,986)	2007	40
1442	South San Francisco	CA	—	11,000	47,289	81	11,000	47,370	58,370	(7,615)	2007	40
1443	South San Francisco	CA	—	13,200	60,932	1,158	13,200	62,090	75,290	(9,285)	2007	40
1444	South San Francisco	CA	—	10,500	33,776	353	10,500	34,128	44,628	(5,480)	2007	40
1445	South San Francisco	CA	—	10,600	34,083	—	10,600	34,083	44,683	(5,468)	2007	40
1448	South San Francisco	CA	—	14,100	71,344	52	14,100	71,396	85,496	(11,452)	2007	40
1449	South San Francisco	CA	—	12,800	63,600	472	12,800	64,072	76,872	(10,340)	2007	40
1450	South San Francisco	CA	—	11,200	79,222	20	11,200	79,242	90,442	(12,711)	2007	40
1451	South San Francisco	CA	—	7,200	50,856	66	7,200	50,922	58,122	(8,167)	2007	40
1452	South San Francisco	CA	—	14,400	101,362	(115)	14,400	101,247	115,647	(16,231)	2007	40
1454	South San Francisco	CA	—	11,100	47,738	9,369	11,100	57,108	68,208	(10,722)	2008	40
1455	South San Francisco	CA	—	9,700	41,937	5,835	10,261	47,211	57,472	(8,446)	2008	40
1456	South San Francisco	CA	—	6,300	22,900	8,196	6,300	31,096	37,396	(5,955)	2008	40
1458	South San Francisco	CA	—	10,900	20,900	5,695	10,909	26,389	37,298	(6,703)	2007	40
1459	South San Francisco	CA	—	3,600	100	192	3,600	292	3,892	(94)	2007	5
1460	South San Francisco	CA	—	2,300	100	102	2,300	202	2,502	(100)	2007	5
1461	South San Francisco	CA	—	3,900	200	191	3,900	391	4,291	(200)	2007	5
1462	South San Francisco	CA	—	7,117	600	4,911	7,117	5,163	12,280	(948)	2007	40
1463	South San Francisco	CA	—	10,381	2,300	17,731	10,381	20,031	30,412	(1,712)	2007	40
1464	South San Francisco	CA	—	7,403	700	7,355	7,403	8,055	15,458	(713)	2007	40
1468	South San Francisco	CA	—	10,100	24,013	4,165	10,100	26,034	36,134	(4,010)	2007	40
1480	South San Francisco	CA	—	32,210	3,110	11,189	32,210	14,299	46,509	—	2007	**
1559	South San Francisco	CA	—	5,666	5,773	188	5,695	5,863	11,558	(5,892)	2007	5
1560	South San Francisco	CA	—	1,204	1,293	117	1,210	1,390	2,600	(1,293)	2007	5
1982	South San Francisco	CA	—	64,900	—	14,686	64,900	14,686	79,586	—	2011	**
1604	Cambridge	MA	—	8,389	10,630	22,153	8,389	32,783	41,172	(149)	2010	†
2011	Durham	NC	8,564	448	6,152	13,692	448	19,844	20,292	(42)	2011	†
2029	Durham	NC	—	1,920	5,661	17,432	1,920	23,093	25,013	(315)	2012	†
0461	Salt Lake City	UT	—	500	8,548	—	500	8,548	9,048	(3,165)	2001	33
0462	Salt Lake City	UT	—	890	15,623	—	890	15,624	16,514	(5,091)	2001	38
0463	Salt Lake City	UT	—	190	9,875	—	190	9,875	10,065	(2,765)	2001	43
0464	Salt Lake City	UT	—	630	6,921	62	630	6,984	7,614	(2,334)	2001	38
0465	Salt Lake City	UT	—	125	6,368	68	125	6,436	6,561	(1,788)	2001	43
0466	Salt Lake City	UT	—	—	14,614	7	—	14,621	14,621	(3,562)	2001	43
0507	Salt Lake City	UT	—	280	4,345	226	280	4,572	4,852	(1,157)	2002	43
0537	Salt Lake City	UT	—	—	6,517	—	—	6,517	6,517	(1,719)	2002	35
0799	Salt Lake City	UT	—	—	14,600	90	—	14,690	14,690	(2,507)	2005	40
1593	Salt Lake City	UT	—	—	23,998	—	—	23,998	23,998	(2,485)	2010	33

			$54,285	$935,829	$2,218,082	$503,894	$937,686	$2,713,944	$3,651,630	$(448,888)

Medical office
0638	Anchorage	AK	6,091	1,456	10,650	7,143	1,456	17,742	19,198	(2,220)	2006	†
0520	Chandler	AZ	—	3,669	13,503	1,858	3,669	15,117	18,786	(3,779)	2002	40
2040	Mesa	AZ	—	—	17,314	46	—	17,360	17,360	(606)	2012	45
0468	Oro Valley	AZ	—	1,050	6,774	910	1,050	7,109	8,159	(1,922)	2001	43
0356	Phoenix	AZ	—	780	3,199	1,077	780	3,550	4,330	(1,466)	1999	32
0470	Phoenix	AZ	—	280	877	48	280	924	1,204	(263)	2001	43
1066	Scottsdale	AZ	—	5,115	14,064	2,364	4,791	16,745	21,536	(3,705)	2006	40
2021	Scottsdale	AZ	—	—	12,312	143	—	12,454	12,454	(857)	2012	25
2022	Scottsdale	AZ	—	—	9,179	112	—	9,291	9,291	(726)	2012	25
2023	Scottsdale	AZ	—	—	6,398	206	—	6,604	6,604	(407)	2012	25
2024	Scottsdale	AZ	—	—	9,522	348	—	9,870	9,870	(561)	2012	25
2025	Scottsdale	AZ	—	—	4,102	266	—	4,368	4,368	(327)	2012	25
2026	Scottsdale	AZ	—	—	3,655	68	—	3,723	3,723	(220)	2012	25
2027	Scottsdale	AZ	—	—	7,168	539	—	7,707	7,707	(456)	2012	25

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2013

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2013
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2013	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
2028	Scottsdale	AZ	—	—	6,659	337	—	6,996	6,996	(411)	2012	25
0453	Tucson	AZ	—	215	6,318	1,043	326	7,050	7,376	(2,536)	2000	35
0556	Tucson	AZ	—	215	3,940	657	267	4,117	4,384	(901)	2003	43
1041	Brentwood	CA	—	—	30,864	2,150	126	32,693	32,819	(6,126)	2006	40
1200	Encino	CA	—	6,151	10,438	2,525	6,519	12,540	19,059	(3,253)	2006	33
0436	Murietta	CA	—	400	9,266	2,203	578	10,730	11,308	(4,347)	1999	33
0239	Poway	CA	—	2,700	10,839	2,326	2,872	11,754	14,626	(5,286)	1997	35
0318	Sacramento	CA	—	2,860	21,850	12,429	2,860	33,509	36,369	(6,105)	1998	*
0234	San Diego	CA	—	2,848	5,879	1,302	3,009	5,226	8,235	(2,689)	1997	21
0235	San Diego	CA	—	2,863	8,913	2,891	3,068	9,948	13,016	(5,325)	1997	21
0236	San Diego	CA	—	4,619	19,370	3,721	4,711	17,830	22,541	(8,952)	1997	21
0421	San Diego	CA	—	2,910	17,362	10,273	2,910	27,635	30,545	(4,808)	1999	22
0564	San Jose	CA	2,764	1,935	1,728	1,767	1,935	3,376	5,311	(1,339)	2003	37
0565	San Jose	CA	6,436	1,460	7,672	495	1,460	8,161	9,621	(2,398)	2003	37
0659	San Jose	CA	—	1,718	3,124	396	1,718	3,443	5,161	(792)	2000	34
1209	Sherman Oaks	CA	—	7,472	10,075	3,199	7,861	12,877	20,738	(4,373)	2006	22
0439	Valencia	CA	—	2,300	6,967	1,210	2,353	6,845	9,198	(2,896)	1999	35
1211	Valencia	CA	—	1,344	7,507	565	1,383	8,034	9,417	(1,629)	2006	40
0440	West Hills	CA	—	2,100	11,595	2,026	2,156	10,711	12,867	(4,369)	1999	32
0728	Aurora	CO	—	—	8,764	1,142	—	9,906	9,906	(3,379)	2005	39
1196	Aurora	CO	—	210	12,362	1,161	210	13,487	13,697	(2,811)	2006	40
1197	Aurora	CO	—	200	8,414	903	200	9,317	9,517	(2,268)	2006	33
0882	Colorado Springs	CO	—	—	12,933	5,038	—	17,971	17,971	(4,844)	2007	40
0814	Conifer	CO	—	—	1,485	35	13	1,508	1,521	(317)	2005	40
1199	Denver	CO	—	493	7,897	626	558	8,458	9,016	(1,977)	2006	33
0808	Englewood	CO	—	—	8,616	6,274	—	14,764	14,764	(3,061)	2005	35
0809	Englewood	CO	—	—	8,449	2,539	—	10,702	10,702	(2,935)	2005	35
0810	Englewood	CO	—	—	8,040	4,656	—	12,696	12,696	(3,657)	2005	35
0811	Englewood	CO	—	—	8,472	1,865	—	10,295	10,295	(2,918)	2005	35
0812	Littleton	CO	—	—	4,562	1,570	79	5,950	6,029	(1,676)	2005	35
0813	Littleton	CO	—	—	4,926	1,217	5	6,094	6,099	(1,589)	2005	38
0570	Lone Tree	CO	—	—	—	18,675	—	18,548	18,548	(4,715)	2003	39
0666	Lone Tree	CO	13,774	—	23,274	1,155	—	24,419	24,419	(5,026)	2000	37
1076	Parker	CO	—	—	13,388	346	8	13,686	13,694	(2,660)	2006	40
0510	Thornton	CO	—	236	10,206	2,030	244	12,204	12,448	(3,400)	2002	43
0433	Atlantis	FL	—	—	5,651	651	33	5,911	5,944	(2,612)	1999	35
0434	Atlantis	FL	—	—	2,027	248	5	2,270	2,275	(949)	1999	34
0435	Atlantis	FL	—	—	2,000	703	—	2,604	2,604	(1,053)	1999	32
0602	Atlantis	FL	—	455	2,231	342	455	2,383	2,838	(570)	2000	34
0604	Englewood	FL	—	170	1,134	327	198	1,418	1,616	(384)	2000	34
0609	Kissimmee	FL	—	788	174	207	788	359	1,147	(135)	2000	34
0610	Kissimmee	FL	—	481	347	367	486	707	1,193	(203)	2000	34
0671	Kissimmee	FL	—	—	7,574	1,785	—	8,793	8,793	(2,151)	2000	36
0603	Lake Worth	FL	—	1,507	2,894	1,807	1,507	4,569	6,076	(938)	2000	34
0612	Margate	FL	—	1,553	6,898	726	1,553	7,606	9,159	(1,662)	2000	34
0613	Miami	FL	8,339	4,392	11,841	2,642	4,392	14,315	18,707	(3,797)	2000	34
1067	Milton	FL	—	—	8,566	248	—	8,806	8,806	(1,623)	2006	40
0563	Orlando	FL	—	2,144	5,136	3,694	2,288	8,432	10,720	(2,984)	2003	37
0833	Pace	FL	—	—	10,309	2,574	26	12,534	12,560	(3,652)	2006	44
0834	Pensacola	FL	—	—	11,166	478	—	11,644	11,644	(2,132)	2006	45
0614	Plantation	FL	769	969	3,241	957	1,011	4,147	5,158	(1,204)	2000	34
0673	Plantation	FL	4,783	1,091	7,176	594	1,091	7,497	8,588	(1,536)	2002	36
0701	St. Petersburg	FL	—	—	10,141	5,581	—	15,578	15,578	(3,277)	2006	†
1210	Tampa	FL	—	1,967	6,602	4,125	2,141	10,333	12,474	(3,613)	2006	25
1058	McCaysville	GA	—	—	3,231	18	—	3,249	3,249	(596)	2006	40
1065	Marion	IL	—	99	11,484	235	100	11,718	11,818	(2,243)	2006	40
1057	Newburgh	IN	—	—	14,019	2,576	—	16,590	16,590	(2,781)	2006	40
2039	Kansas City	KS	1,843	440	2,173	9	449	2,173	2,622	(96)	2012	35
2043	Overland Park	KS	—	—	7,668	—	—	7,668	7,668	(309)	2012	40
0483	Wichita	KS	—	530	3,341	384	530	3,724	4,254	(1,080)	2001	45
1064	Lexington	KY	—	—	12,726	971	—	13,618	13,618	(2,816)	2006	40
0735	Louisville	KY	—	936	8,426	3,683	936	11,628	12,564	(7,770)	2005	11
0737	Louisville	KY	—	835	27,627	3,535	835	30,609	31,444	(7,516)	2005	37
0738	Louisville	KY	4,891	780	8,582	3,664	818	11,998	12,816	(5,658)	2005	18
0739	Louisville	KY	7,907	826	13,814	1,575	826	14,898	15,724	(3,944)	2005	38
0740	Louisville	KY	8,561	2,983	13,171	3,495	2,991	16,418	19,409	(4,962)	2005	30
1944	Louisville	KY	—	788	2,414	—	788	2,414	3,202	(290)	2010	25
1945	Louisville	KY	24,878	3,255	28,644	—	3,255	28,644	31,899	(2,864)	2010	30
1946	Louisville	KY	—	430	6,125	46	430	6,171	6,601	(613)	2010	30
1324	Haverhill	MA	—	800	8,537	1,767	828	10,277	11,105	(2,338)	2007	40
1213	Ellicott City	MD	—	1,115	3,206	1,810	1,222	4,773	5,995	(1,133)	2006	34

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2013

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2013
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2013	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
0361	Glen Burnie	MD	—	670	5,085	—	670	5,085	5,755	(2,131)	1999	35
1052	Towson	MD	—	—	14,233	3,599	—	15,788	15,788	(4,140)	2006	40
0240	Minneapolis	MN	—	117	13,213	1,577	117	14,642	14,759	(6,658)	1997	32
0300	Minneapolis	MN	945	160	10,131	2,607	160	12,342	12,502	(5,442)	1997	35
2032	Independence	MO	32,716	—	48,025	217	—	48,242	48,242	(1,380)	2012	45
1078	Flowood	MS	—	—	8,413	729	—	9,115	9,115	(1,841)	2006	40
1059	Jackson	MS	—	—	8,869	37	—	8,905	8,905	(1,617)	2006	40
1060	Jackson	MS	—	—	7,187	2,160	—	9,347	9,347	(2,010)	2006	40
1068	Omaha	NE	—	—	16,243	568	17	16,783	16,800	(3,190)	2006	40
0729	Albuquerque	NM	—	—	5,380	379	—	5,759	5,759	(1,306)	2005	39
0348	Elko	NV	—	55	2,637	12	55	2,649	2,704	(1,126)	1999	35
0571	Las Vegas	NV	—	—	—	18,240	—	17,501	17,501	(4,508)	2003	40
0660	Las Vegas	NV	3,406	1,121	4,363	3,921	1,301	8,052	9,353	(3,077)	2000	34
0661	Las Vegas	NV	3,551	2,125	4,829	3,806	2,267	8,277	10,544	(2,347)	2000	34
0662	Las Vegas	NV	6,791	3,480	12,305	3,469	3,480	15,514	18,994	(4,536)	2000	34
0663	Las Vegas	NV	981	1,717	3,597	2,120	1,717	5,697	7,414	(2,049)	2000	34
0664	Las Vegas	NV	1,998	1,172	1,550	314	1,172	1,649	2,821	(1,649)	2000	*
0691	Las Vegas	NV	—	3,244	18,339	1,637	3,273	19,826	23,099	(7,078)	2004	†
2037	Mesquite	NV	3,163	—	5,559	6	—	5,565	5,565	(217)	2012	40
1285	Cleveland	OH	—	823	2,726	669	853	2,680	3,533	(689)	2006	40
0400	Harrison	OH	—	—	4,561	300	—	4,861	4,861	(1,936)	1999	35
1054	Durant	OK	—	619	9,256	1,223	651	10,439	11,090	(1,881)	2006	40
0817	Owasso	OK	—	—	6,582	601	—	7,184	7,184	(2,571)	2005	40
0404	Roseburg	OR	—	—	5,707	—	—	5,707	5,707	(2,239)	1999	35
0252	Clarksville	TN	—	765	4,184	25	765	4,209	4,974	(1,882)	1998	35
0624	Hendersonville	TN	—	256	1,530	896	256	2,306	2,562	(711)	2000	34
0559	Hermitage	TN	—	830	5,036	5,247	830	9,786	10,616	(2,807)	2003	35
0561	Hermitage	TN	—	596	9,698	3,139	596	12,402	12,998	(3,719)	2003	37
0562	Hermitage	TN	—	317	6,528	1,835	317	8,107	8,424	(2,599)	2003	37
0154	Knoxville	TN	—	700	4,559	4,050	700	8,515	9,215	(2,477)	1994	19
0625	Nashville	TN	8,878	955	14,289	1,702	955	15,745	16,700	(4,034)	2000	34
0626	Nashville	TN	3,654	2,050	5,211	2,606	2,055	7,750	9,805	(1,986)	2000	34
0627	Nashville	TN	518	1,007	181	572	1,007	732	1,739	(218)	2000	34
0628	Nashville	TN	5,175	2,980	7,164	1,494	2,980	8,603	11,583	(2,136)	2000	34
0630	Nashville	TN	522	515	848	251	528	1,085	1,613	(277)	2000	34
0631	Nashville	TN	—	266	1,305	962	266	2,164	2,430	(548)	2000	34
0632	Nashville	TN	—	827	7,642	3,079	827	10,470	11,297	(2,656)	2000	34
0633	Nashville	TN	9,344	5,425	12,577	3,490	5,425	16,035	21,460	(4,141)	2000	34
0634	Nashville	TN	8,543	3,818	15,185	3,357	3,818	18,194	22,012	(4,935)	2000	34
0636	Nashville	TN	426	583	450	298	583	748	1,331	(115)	2000	34
0573	Arlington	TX	8,333	769	12,355	2,150	769	14,440	15,209	(3,569)	2003	34
0576	Conroe	TX	2,722	324	4,842	1,693	324	6,432	6,756	(2,087)	2000	34
0577	Conroe	TX	5,006	397	7,966	2,344	397	9,980	10,377	(2,132)	2000	34
0578	Conroe	TX	5,231	388	7,975	2,367	388	10,212	10,600	(1,893)	2006	31
0579	Conroe	TX	1,710	188	3,618	688	188	4,288	4,476	(956)	2000	34
0581	Corpus Christi	TX	—	717	8,181	3,044	717	11,180	11,897	(3,228)	2000	34
0600	Corpus Christi	TX	—	328	3,210	2,937	328	5,947	6,275	(1,581)	2000	34
0601	Corpus Christi	TX	—	313	1,771	786	313	2,539	2,852	(801)	2000	34
0582	Dallas	TX	5,145	1,664	6,785	2,400	1,693	9,036	10,729	(2,459)	2000	34
1314	Dallas	TX	—	15,230	162,971	6,031	15,702	168,090	183,792	(34,689)	2006	35
0583	Fort Worth	TX	2,839	898	4,866	1,558	898	6,369	7,267	(1,703)	2000	34
0805	Fort Worth	TX	—	—	2,481	872	2	3,304	3,306	(1,150)	2005	25
0806	Fort Worth	TX	—	—	6,070	201	5	6,190	6,195	(1,310)	2005	40
1061	Granbury	TX	—	—	6,863	152	—	7,015	7,015	(1,299)	2006	40
0430	Houston	TX	—	1,927	33,140	2,493	2,062	35,348	37,410	(14,413)	1999	35
0446	Houston	TX	—	2,200	19,585	6,366	2,209	23,314	25,523	(14,568)	1999	17
0586	Houston	TX	—	1,033	3,165	930	1,033	3,969	5,002	(1,137)	2000	34
0589	Houston	TX	9,462	1,676	12,602	3,677	1,706	16,024	17,730	(4,258)	2000	34
0670	Houston	TX	—	257	2,884	1,108	318	3,906	4,224	(1,032)	2000	35
0702	Houston	TX	—	—	7,414	1,131	7	8,517	8,524	(2,258)	2004	36
1044	Houston	TX	—	—	4,838	3,202	—	7,948	7,948	(2,147)	2006	40
0590	Irving	TX	5,382	828	6,160	1,742	828	7,844	8,672	(1,905)	2000	34
0700	Irving	TX	—	—	8,550	3,079	—	11,626	11,626	(3,212)	2004	34
1202	Irving	TX	—	1,604	16,107	896	1,604	17,003	18,607	(3,160)	2006	40
1207	Irving	TX	—	1,955	12,793	1,058	1,986	13,820	15,806	(2,490)	2006	40

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2013

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2013
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2013	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
1062	Lancaster	TX	—	172	2,692	534	172	3,183	3,355	(871)	2006	39
2195	Lancaster	TX	—	—	1,138	—	—	1,138	1,138	(18)	2006	39
0591	Lewisville	TX	5,027	561	8,043	790	561	8,807	9,368	(1,962)	2000	34
0144	Longview	TX	—	102	7,998	395	102	8,393	8,495	(3,736)	1992	45
0143	Lufkin	TX	—	338	2,383	40	338	2,423	2,761	(1,048)	1992	45
0568	McKinney	TX	—	541	6,217	726	541	6,530	7,071	(1,940)	2003	36
0569	McKinney	TX	—	—	636	7,656	—	7,655	7,655	(1,923)	2003	40
0596	Nassau Bay	TX	5,257	812	8,883	1,785	812	10,521	11,333	(2,257)	2000	37
1079	North Richland Hills	TX	—	—	8,942	597	—	9,407	9,407	(1,813)	2006	40
2048	North Richland Hills	TX	—	1,385	10,213	1,264	1,385	11,477	12,862	(541)	2012	30
1048	Pearland	TX	—	—	4,014	4,023	—	7,975	7,975	(2,047)	2006	40
0447	Plano	TX	—	1,700	7,810	5,559	1,704	12,746	14,450	(3,770)	1999	20
0597	Plano	TX	7,393	1,210	9,588	2,905	1,210	12,400	13,610	(2,976)	2000	34
0672	Plano	TX	9,296	1,389	12,768	1,282	1,389	13,547	14,936	(3,167)	2002	36
1284	Plano	TX	—	2,049	18,793	1,100	2,087	18,755	20,842	(5,551)	2006	40
1286	Plano	TX	—	3,300	—	—	3,300	—	3,300	—	2006	**
0815	San Antonio	TX	—	—	9,193	951	12	10,102	10,114	(2,655)	2006	35
0816	San Antonio	TX	4,279	—	8,699	1,386	—	10,047	10,047	(2,514)	2006	35
1591	San Antonio	TX	—	—	7,309	316	12	7,614	7,626	(911)	2010	30
1977	San Antonio	TX	—	—	26,191	620	—	26,810	26,810	(2,767)	2011	30
0598	Sugarland	TX	3,726	1,078	5,158	1,699	1,084	6,702	7,786	(1,718)	2000	34
1081	Texarkana	TX	—	1,117	7,423	674	1,195	8,020	9,215	(2,425)	2006	40
0599	Texas City	TX	6,091	—	9,519	157	—	9,676	9,676	(1,940)	2000	37
0152	Victoria	TX	—	125	8,977	—	125	8,977	9,102	(3,804)	1994	45
1592	Bountiful	UT	5,064	999	7,426	54	999	7,481	8,480	(863)	2010	30
0169	Bountiful	UT	—	276	5,237	620	330	5,803	6,133	(2,375)	1995	45
0346	Castle Dale	UT	—	50	1,818	63	50	1,881	1,931	(816)	1998	35
0347	Centerville	UT	—	300	1,288	191	300	1,479	1,779	(678)	1999	35
2035	Draper	UT	5,683	—	10,803	113	—	10,916	10,916	(396)	2012	45
0350	Grantsville	UT	—	50	429	39	50	468	518	(221)	1999	35
0469	Kaysville	UT	—	530	4,493	146	530	4,639	5,169	(1,275)	2001	43
0456	Layton	UT	—	371	7,073	474	389	7,457	7,846	(2,773)	2001	35
2042	Layton	UT	—	—	10,275	15	—	10,290	10,290	(363)	2012	45
0359	Ogden	UT	—	180	1,695	121	180	1,764	1,944	(777)	1999	35
1283	Ogden	UT	—	106	4,464	539	106	4,540	4,646	(1,081)	2006	40
0357	Orem	UT	—	337	8,744	1,347	306	9,354	9,660	(4,512)	1999	35
0371	Providence	UT	—	240	3,876	203	256	3,802	4,058	(1,592)	1999	35
0353	Salt Lake City	UT	—	190	779	97	201	865	1,066	(372)	1999	35
0354	Salt Lake City	UT	—	220	10,732	1,450	220	11,980	12,200	(5,008)	1999	35
0355	Salt Lake City	UT	—	180	14,792	1,483	180	16,169	16,349	(6,844)	1999	35
0467	Salt Lake City	UT	—	3,000	7,541	986	3,126	8,357	11,483	(2,697)	2001	38
0566	Salt Lake City	UT	—	509	4,044	1,027	509	4,903	5,412	(1,473)	2003	37
2041	Salt Lake City	UT	—	—	12,326	21	—	12,347	12,347	(428)	2012	45
2033	Sandy	UT	2,983	867	3,513	185	867	3,698	4,565	(274)	2012	20
0358	Springville	UT	—	85	1,493	233	95	1,717	1,812	(755)	1999	35
0482	Stansbury	UT	—	450	3,201	368	450	3,505	3,955	(1,020)	2001	45
0351	Washington Terrace	UT	—	—	4,573	2,019	—	6,240	6,240	(2,514)	1999	35
0352	Washington Terrace	UT	—	—	2,692	899	—	3,261	3,261	(1,233)	1999	35
2034	West Jordan	UT	7,696	—	12,021	—	—	12,021	12,021	(413)	2012	45
2036	West Jordan	UT	1,340	—	1,383	283	—	1,666	1,666	(101)	2012	20
0495	West Valley City	UT	—	410	8,266	1,002	410	9,268	9,678	(3,251)	2002	35
0349	West Valley City	UT	—	1,070	17,463	91	1,036	17,583	18,619	(7,467)	1999	35
1208	Fairfax	VA	—	8,396	16,710	3,310	8,455	19,955	28,410	(5,363)	2006	28
0572	Reston	VA	—	—	11,903	264	—	12,095	12,095	(3,284)	2003	43
0448	Renton	WA	—	—	18,724	1,549	—	19,607	19,607	(7,973)	1999	35
0781	Seattle	WA	—	—	52,703	4,300	—	54,256	54,256	(13,413)	2004	39
0782	Seattle	WA	—	—	24,382	4,535	21	28,089	28,110	(7,600)	2004	36
0783	Seattle	WA	—	—	5,625	1,095	—	6,672	6,672	(5,451)	2004	10
0785	Seattle	WA	—	—	7,293	1,409	—	7,944	7,944	(2,471)	2004	33
1385	Seattle	WA	—	—	38,925	1,119	—	40,033	40,033	(8,726)	2007	30
2038	Evanston	WY	2,102	—	4,601	8	—	4,609	4,609	(177)	2012	40
0884	Coyoacan	DF	—	415	3,739	192	310	4,026	4,336	(786)	2006	40

			$293,414	$191,932	$1,973,168	$368,107	$195,960	$2,288,966	$2,484,926	$(584,233)

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2013

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2013
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2013	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
Hospital
0126	Sherwood	AR	—	709	9,604	—	709	9,587	10,296	(4,899)	1990	45
0113	Glendale	AZ	—	1,565	7,050	—	1,565	7,050	8,615	(3,690)	1988	45
1038	Fresno	CA	—	3,652	29,113	21,935	3,652	51,048	54,700	(11,509)	2006	40
0423	Irvine	CA	—	18,000	70,800	—	18,000	70,800	88,800	(28,663)	1999	35
0127	Colorado Springs	CO	—	690	8,338	—	690	8,338	9,028	(4,238)	1989	45
0887	Atlanta	GA	—	4,300	13,690	—	4,300	11,890	16,190	(4,062)	2007	40
0112	Overland Park	KS	—	2,316	10,681	—	2,316	10,680	12,996	(5,789)	1989	45
1383	Baton Rouge	LA	—	690	8,545	86	690	8,502	9,192	(2,075)	2007	40
0877	Slidell	LA	—	1,490	22,034	—	1,490	20,934	22,424	(3,751)	2006	40
2031	Slidell	LA	—	3,000	—	643	3,000	643	3,643	—	2012	**
0886	Dallas	TX	—	1,820	8,508	26	1,820	7,454	9,274	(1,273)	2007	40
1319	Dallas	TX	—	18,840	155,659	1,097	18,840	156,756	175,596	(30,155)	2007	35
1384	Plano	TX	—	6,290	22,686	4,350	6,290	27,037	33,327	(6,128)	2007	25
2198	Webster	TX	—	2,220	9,602	—	2,220	9,602	11,822	(109)	2013	35

			$—	$65,582	$376,310	$28,137	$65,582	$400,321	$465,903	$(106,341)

Total continuing operations properties			$1,396,485	$1,815,337	$9,865,380	$1,054,268	$1,822,862	$10,766,871	$12,589,733	$(1,963,001)

Corporate and other assets			—	—	2,729	4,101	—	3,108	3,108	(2,591)

Total			$1,396,485	$1,815,337	$9,868,109	$1,058,369	$1,822,862	$10,769,979	$12,592,841	$(1,965,592)

*
Property is in development and not yet placed in service or taken out of service and placed in redevelopment.

**
Represents land parcels which are not depreciated.

†
A portion of the property has been taken out of service and placed in redevelopment.

(1)
At December 31, 2013, the tax basis of the Company's net real estate assets is less than the reported amounts by approximately $1.6 billion.

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2013

(Dollars in thousands)

          (b)   A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2013, 2012 and 2011 follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Real estate:
Balances at beginning of year	$12,524,224	$10,616,690	$9,670,490
Acquisition of real estate and development and improvements	257,189	1,941,091	1,049,723
Disposition of real estate	(78,151)	(148,752)	(21,737)
Impairments	—	(7,878)	—
Balances associated with changes in reporting presentation(1)	(110,421)	123,073	(81,786)

Balances at end of year	$12,592,841	$12,524,224	$10,616,690

Accumulated depreciation:
Balances at beginning of year	$1,694,892	$1,408,310	$1,188,539
Depreciation expense	353,344	302,332	294,480
Disposition of real estate	(38,447)	(32,942)	(5,705)
Balances associated with changes in reporting presentation(1)	(44,197)	17,192	(69,004)

Balances at end of year	$1,965,592	$1,694,892	$1,408,310

(1)
The balances associated with changes in reporting presentation represent real estate and accumulated depreciation related to properties placed into discontinued operations or where the lease classification has changed to direct financing leases as of December 31, 2013.