Form 10-Q
period 2014-03-31
HCP, INC.
filed 2014-05-06
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014.

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

As of May 1, 2014, there were 458,197,511 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

HCP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Real estate:
Buildings and improvements	$10,570,071	$10,544,110
Development costs and construction in progress	211,181	225,869
Land	1,827,137	1,822,862
Accumulated depreciation and amortization	(2,015,034)	(1,965,592)
Net real estate	10,593,355	10,627,249

Net investment in direct financing leases	7,190,400	7,153,399
Loans receivable, net	371,172	366,001
Investments in and advances to unconsolidated joint ventures	193,930	196,576
Accounts receivable, net of allowance of $1,897 and $1,529, respectively	28,539	27,494
Cash and cash equivalents	49,738	300,556
Restricted cash	30,296	37,229
Intangible assets, net	472,058	489,842
Real estate assets held for sale, net	—	9,819
Other assets, net	929,190	867,705
Total assets(1)	$19,858,678	$20,075,870
LIABILITIES AND EQUITY
Term loan	$228,269	$226,858
Senior unsecured notes	6,912,812	6,963,375
Mortgage debt	1,235,169	1,396,485
Other debt	74,097	74,909
Intangible liabilities, net	94,615	98,810
Accounts payable and accrued liabilities	276,342	318,427
Deferred revenue	67,801	65,872
Total liabilities(2)	8,889,105	9,144,736

Commitments and contingencies

Common stock, $1.00 par value: 750,000,000 shares authorized; 458,043,744 and 456,960,648 shares issued and outstanding, respectively	458,044	456,961
Additional paid-in capital	11,362,581	11,334,041
Cumulative dividends in excess of earnings	(1,044,302)	(1,053,215)
Accumulated other comprehensive loss	(14,570)	(14,487)
Total stockholders’ equity	10,761,753	10,723,300

Joint venture partners	23,788	23,729
Non-managing member unitholders	184,032	184,105
Total noncontrolling interests	207,820	207,834
Total equity	10,969,573	10,931,134
Total liabilities and equity	$19,858,678	$20,075,870

(1)      The Company’s consolidated total assets at March 31, 2014 and December 31, 2013 include assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs. At both March 31, 2014 and December 31, 2013: other assets, net, $1 million. See Note 16 to the Condensed Consolidated Financial Statements for additional information.

(2)      The Company’s consolidated total liabilities at March 31, 2014 and December 31, 2013 include liabilities of certain VIEs for which the VIE creditors do not have recourse to HCP, Inc. At both March 31, 2014 and December 31, 2013: accounts payable and accrued liabilities, $9 million. See Note 16 to the Condensed Consolidated Financial Statements for additional information.

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental and related revenues	$284,823	$281,539
Tenant recoveries	25,434	24,202
Resident fees and services	38,053	35,746
Income from direct financing leases	164,537	156,870
Interest income	16,696	12,386
Investment management fee income	449	443
Total revenues	529,992	511,186

Costs and expenses:
Interest expense	106,638	109,110
Depreciation and amortization	107,388	103,179
Operating	75,707	72,686
General and administrative	21,394	20,656
Total costs and expenses	311,127	305,631

Other income, net	1,930	12,112

Income before income taxes and equity income from unconsolidated joint ventures	220,795	217,667
Income taxes	(1,446)	(916)
Equity income from unconsolidated joint ventures	14,528	14,801
Income from continuing operations	233,877	231,552

Discontinued operations:
Income before gain on sales of real estate, net of income taxes	1,736	2,232
Gain on sales of real estate, net of income taxes	28,010	—
Total discontinued operations	29,746	2,232

Net income	263,623	233,784
Noncontrolling interests’ share in earnings	(4,512)	(3,199)
Net income attributable to HCP, Inc.	259,111	230,585
Participating securities’ share in earnings	(1,064)	(478)
Net income applicable to common shares	$258,047	$230,107

Basic earnings per common share:
Continuing operations	$0.50	$0.50
Discontinued operations	0.06	0.01
Net income applicable to common shares	$0.56	$0.51
Diluted earnings per common share:
Continuing operations	$0.50	$0.50
Discontinued operations	0.06	0.01
Net income applicable to common shares	$0.56	$0.51
Weighted average shares used to calculate earnings per common share:
Basic	457,294	453,651
Diluted	457,674	454,613

Dividends declared per common share	$0.545	0.525

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net income	$263,623	$233,784

Other comprehensive income (loss):
Change in net unrealized gains on securities:
Unrealized gains	3	1,355
Reclassification adjustment realized in net income	—	(9,131)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses)	(695)	5,320
Reclassification adjustment realized in net income	605	272
Change in Supplemental Executive Retirement Plan obligation	54	55
Foreign currency translation adjustment	(50)	178
Total other comprehensive loss	(83)	(1,951)

Total comprehensive income	263,540	231,833
Total comprehensive income attributable to noncontrolling interests	(4,512)	(3,199)
Total comprehensive income attributable to HCP, Inc.	$259,028	$228,634

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share data)

(Unaudited)

				Cumulative	Accumulated
			Additional	Dividends	Other	Total	Total
	Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2014	456,961	$456,961	$11,334,041	$(1,053,215)	$(14,487)	$10,723,300	$207,834	$10,931,134
Net income	—	—	—	259,111	—	259,111	4,512	263,623
Other comprehensive loss	—	—	—	—	(83)	(83)	—	(83)
Issuance of common stock, net	1,287	1,287	31,419	—	—	32,706	(73)	32,633
Repurchase of common stock	(208)	(208)	(7,860)	—	—	(8,068)	—	(8,068)
Exercise of stock options	4	4	91	—	—	95	—	95
Amortization of deferred compensation	—	—	4,890	—	—	4,890	—	4,890
Common dividends ($0.545 per share)	—	—	—	(250,198)	—	(250,198)	—	(250,198)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,975)	(3,975)
Issuance of noncontrolling interests	—	—	—	—	—	—	1,193	1,193
Purchase of noncontrolling interests	—	—	—	—	—	—	(1,671)	(1,671)
March 31, 2014	458,044	$458,044	$11,362,581	$(1,044,302)	$(14,570)	$10,761,753	$207,820	$10,969,573

				Cumulative	Accumulated
			Additional	Dividends	Other	Total	Total
	Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2013	453,191	$453,191	$11,180,066	$(1,067,367)	$(14,653)	$10,551,237	$202,540	$10,753,777
Net income	—	—	—	230,585	—	230,585	3,199	233,784
Other comprehensive loss	—	—	—	—	(1,951)	(1,951)	—	(1,951)
Issuance of common stock, net	555	555	13,901	—	—	14,456	(2,179)	12,277
Repurchase of common stock	(14)	(14)	(675)	—	—	(689)	—	(689)
Exercise of stock options	685	685	19,980	—	—	20,665	—	20,665
Amortization of deferred compensation	—	—	5,430	—	—	5,430	—	5,430
Common dividends ($0.525 per share)	—	—	—	(238,467)	—	(238,467)	—	(238,467)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,754)	(3,754)
Issuance of noncontrolling interests	—	—	—	—	—	—	987	987
March 31, 2013	454,417	$454,417	$11,218,702	$(1,075,249)	$(16,604)	$10,581,266	$200,793	$10,782,059

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$263,623	$233,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	107,388	103,179
Discontinued operations	—	1,538
Amortization of above and below market lease intangibles, net	(168)	(78)
Amortization of deferred compensation	4,890	5,430
Amortization of deferred financing costs, net	4,965	4,644
Straight-line rents	(13,968)	(18,793)
Loan and direct financing lease interest accretion	(21,503)	(24,266)
Deferred rental revenues	(145)	1,257
Equity income from unconsolidated joint ventures	(14,528)	(14,801)
Distributions of earnings from unconsolidated joint ventures	2,430	803
Gain on sales of real estate	(28,010)	—
Marketable securities and other (gains) losses, net	63	(11,082)
Changes in:
Accounts receivable, net	(1,045)	1,967
Other assets	(8,942)	(8,699)
Accounts payable and accrued liabilities	(47,869)	(60,533)
Net cash provided by operating activities	247,181	214,350
Cash flows from investing activities:
Acquisitions of real estate	(5,473)	(25,654)
Development of real estate	(33,983)	(38,749)
Leasing costs and tenant and capital improvements	(12,405)	(8,959)
Proceeds from sales of real estate, net	36,753	—
Distributions in excess of earnings from unconsolidated joint ventures	772	568
Proceeds from the sale of marketable securities	—	28,030
Principal repayments on loans receivable	3,133	2,188
Investments in loans receivable and other	(42,281)	(14,957)
Decrease in restricted cash	6,933	173
Net cash used in investing activities	(46,551)	(57,360)
Cash flows from financing activities:
Net borrowings under bank line of credit	—	14,000
Issuance of senior unsecured notes	350,000	—
Repayments of senior unsecured notes	(400,000)	(150,000)
Repayments of mortgage debt	(162,739)	(12,135)
Deferred financing costs	(9,239)	—
Issuance of common stock and exercise of options	32,728	32,942
Repurchase of common stock	(8,068)	(689)
Dividends paid on common stock	(250,198)	(238,467)
Issuance of noncontrolling interests	41	987
Distributions to noncontrolling interests	(3,975)	(3,754)
Net cash used in financing activities	(451,450)	(357,116)
Effect of foreign exchange on cash and cash equivalents	2	—
Net decrease in cash and cash equivalents	(250,818)	(200,126)
Cash and cash equivalents, beginning of period	300,556	247,673
Cash and cash equivalents, end of period	$49,738	$47,547

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)         Business

HCP, Inc., a Standard & Poor’s (“S&P”) 500 company, together with its consolidated entities (collectively, “HCP” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). The Company is a Maryland corporation and was organized to qualify as a self-administered real estate investment trust (“REIT”) in 1985. The Company is headquartered in Long Beach, California, with offices in Nashville, Tennessee and San Francisco, California. The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers. The Company’s portfolio is comprised of investments in the following five healthcare segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. The Company makes investments within the healthcare segments using the following five investment products: (i) properties under lease, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management and (v) investments in senior housing operations utilizing the structure permitted by the Housing and Economic Recovery Act of 2008, which is commonly referred to as “RIDEA.”

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

The condensed consolidated financial statements include the accounts of HCP, Inc., its wholly-owned subsidiaries and joint ventures or variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, including an allowance for operating lease straight line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. For operating lease straight line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease.

The Company evaluates the liquidity and creditworthiness of its tenants, operators and borrowers on a monthly and quarterly basis. The Company’s evaluation considers industry and economic conditions, individual and portfolio property performance, credit enhancements, liquidity and other factors. The Company’s tenants, borrowers and operators furnish property, portfolio and guarantor/operator-level financial statements, among other information, on a monthly or quarterly basis; the Company utilizes this financial information to calculate the lease or debt service coverages that it uses as a primary credit quality indicator. Lease and debt service coverage information is evaluated together with other property, portfolio and operator performance information, including revenue, expense, net operating income, occupancy, rental rate, reimbursement trends, capital expenditures and EBITDA, along with liquidity. The Company evaluates, on a monthly basis or immediately upon a change in circumstances, its tenants’, operators’ and borrowers’ ability to service their obligations with the Company.

In connection with the Company’s quarterly loans receivable and direct financing leases (“DFLs”) (collectively “Finance Receivables”) review process, Finance Receivables are assigned an internal rating of Performing, Watch List or Workout. Finance Receivables that are deemed Performing meet all present contractual obligations, and collection of all amounts owed is reasonably assured. Watch List Finance Receivables meet all present contractual obligations; however, the timing and/or collection of all amounts owed may not be reasonably assured. Workout Finance Receivables are defined as Finance Receivables where the Company has determined, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement.

Finance Receivables are placed on nonaccrual status when management determines that the collectibility of contractual amounts is not reasonably assured. If the ultimate collectibility of the recorded nonaccrual Finance Receivable balance is in doubt, the cost recovery method is used, and cash collected is applied to first reduce the carrying value of the Finance Receivable. Otherwise, the cash basis method is used, whereby income may be recognized to the extent cash is received. Generally, the Company returns a Finance Receivable to accrual status when all delinquent payments become current under the terms of the loan or lease agreements and collectibility of remaining loan or lease payments is no longer in doubt.

Allowances are established for Finance Receivables based upon an estimate of probable losses on an individual basis if they are determined to be impaired. Finance Receivables are impaired when it is deemed probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan or lease. An allowance is based upon the Company’s assessment of the borrower’s or lessee’s overall financial condition, economic resources, payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the net realizable value of any collateral. These estimates consider all available evidence, including the expected future cash flows discounted at the Finance Receivable’s effective interest rate, fair value of collateral, general economic conditions and trends, historical and industry loss experience, and other relevant factors, as appropriate.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). This update changes the requirements for reporting and the definition of discontinued operations. Based on the current revisions, the disposal of a component of an entity, or a group of components of an entity, is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when certain defined criteria are met. ASU 2014-08 is effective for fiscal years and interim periods ending after December 15, 2014 and shall be applied prospectively. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. Upon the Company’s early adoption of ASU 2014-08, on June 30, 2014, it does not expect that future sales of real estate assets will represent strategic shifts or have a major effect on the Company’s operations or financial results; therefore, such dispositions would not be considered discontinued operations.

(3)         Real Estate Property Investments

During the three months ended March 31, 2014, the Company acquired land for a senior housing community development project for $7 million, subject to a 15 percent noncontrolling interest. During the three months ended March 31, 2013, the Company acquired the four remaining senior housing communities from a joint venture between Emeritus Corporation (“Emeritus”) and Blackstone Real Estate Partners VI for $38 million and acquired 38 acres of land to be developed for use in the post-acute/skilled nursing segment for $0.4 million.

During the three months ended March 31, 2014 and 2013, the Company funded an aggregate of $49 million and $42 million, respectively, for construction, tenant and other capital improvement projects, primarily in its senior housing, life science and medical office segments.

(4)         Dispositions of Real Estate and Discontinued Operations

During the three months ended March 31, 2014, the Company sold two post-acute/skilled nursing facilities for $22 million and a hospital for $17 million. There were no sales of real estate assets during the three months ended March 31, 2013.

At December 31, 2013, one hospital and two post-acute/skilled nursing facilities were classified as held for sale, with a carrying value of $10 million. There were no assets classified as held for sale at March 31, 2014.

The following table summarizes operating income from discontinued operations and gain on sales of real estate included in discontinued operations (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Rental and related revenues	$1,810	$5,083

Depreciation and amortization expenses	—	1,538
Operating expenses	54	919
Other expenses, net	20	394
Income before gain on sales of real estate, net of income taxes	$1,736	$2,232
Gain on sales of real estate, net of income taxes	$28,010	$—

Number of properties included in discontinued operations	3	13

(5)         Net Investment in Direct Financing Leases

The components of net investment in DFLs consisted of the following (dollars in thousands):

	March 31,	December 31,
	2014	2013
Minimum lease payments receivable(1)	$24,666,528	$24,808,386
Estimated residual values	4,134,405	4,134,405
Less unearned income	(21,610,533)	(21,789,392)
Net investment in direct financing leases	$7,190,400	$7,153,399
Properties subject to direct financing leases	364	364

The minimum lease payments receivable are primarily attributable to HCR ManorCare, Inc. (“HCR ManorCare”) ($23.4 billion and $23.5 billion at March 31, 2014 and December 31, 2013, respectively). The triple-net master lease with HCR ManorCare provides for annual rent of $524 million beginning April 1, 2014 (prior to April 1, 2014, annual rent was $506 million). The rent increases by 3.5% per year over the next two years and by 3% for the remaining portion of the initial lease term. The properties are grouped into four pools, and HCR ManorCare has a one-time extension option for each pool with rent increased for the first year of the extension option to the greater of fair market rent or a 3% increase over the rent for the prior year. Including the extension options, which the Company determined to be bargain renewal options, the four leased pools had total initial available terms ranging from 23 to 35 years.

The following table summarizes the Company’s internal ratings for net investment in DFLs at March 31, 2014 (in thousands):

	Carrying	Percentage of DFL	Internal Ratings
Investment Type	Amount	Portfolio	Performing DFLs	Watch List DFLs	Workout DFLs
Senior housing	$1,484,656	21	$1,111,264	$373,392	$—
Post-acute/skilled nursing	5,581,853	77	5,581,853	—	—
Hospital	123,891	2	123,891	—	—
	$7,190,400	100	$6,817,008	$373,392	$—

During the quarter ended September 30, 2013, the Company placed a 14-property senior housing DFL (the “DFL Portfolio”) on non-accrual status. Based on the Company’s determination that the collection of all rental payments was no longer reasonably assured, rental revenue for the DFL Portfolio is recognized on a cash basis. Furthermore, the Company determined that the DFL Portfolio was not impaired at September 30, 2013, based on its belief that: (i) it was not probable that it will not collect all of the rental payments under the terms of the lease; and (ii) the fair value of the underlying collateral exceeded the DFL Portfolio’s $376 million carrying amount. The fair value of the DFL Portfolio was estimated based on a discounted cash flow model, the inputs to which are considered to be a Level 3 measurement within the fair value hierarchy. Inputs to this valuation model include real estate capitalization rates, industry growth rates and operating margins, some of which influence the Company’s expectation of future cash flows from the DFL Portfolio and, accordingly, the fair value of its investment. During the three months ended March 31, 2014 and 2013, the Company recognized DFL income of $4.9 million and $7.0 million, respectively, and received cash payments of $5.8 million and $5.8 million, respectively, from the DFL Portfolio. The carrying value of the DFL Portfolio was $373 million and $374 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, the Company believes the fair value of the collateral supporting this loan is in excess of its carrying value.

(6)         Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	March 31, 2014			December 31, 2013
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine	$—	$234,455	$234,455	$—	$234,455	$234,455
Other(1)	152,759	—	152,759	147,669	—	147,669
Unamortized discounts, fees and costs	—	(2,632)	(2,632)	—	(2,713)	(2,713)
Allowance for loan losses	—	(13,410)	(13,410)	—	(13,410)	(13,410)
	$152,759	$218,413	$371,172	$147,669	$218,332	$366,001

(1)          Includes $123 million and $117 million at March 31, 2014 and December 31, 2013, respectively, of construction loans outstanding related to senior housing development projects.  At March 31, 2014, the Company had $25 million remaining in its commitments to fund development projects.

The following table summarizes the Company’s internal ratings for loans receivable at March 31, 2014 (in thousands):

	Carrying	Percentage of Loan	Internal Ratings
Investment Type	Amount	Portfolio	Performing Loans	Watch List Loans	Workout Loans
Real estate secured	$152,759	41	$152,759	$—	$—
Other secured	218,413	59	200,342	—	18,071
	$371,172	100	$353,101	$—	$18,071

Other Secured Loans

Tandem Health Care Loan.  On July 31, 2012, the Company closed a mezzanine loan facility to lend up to $205 million to Tandem Health Care (“Tandem”), as part of the recapitalization of a post-acute/skilled nursing portfolio. The Company funded $100 million (the “First Tranche”) at closing and funded an additional $102 million (the “Second Tranche”) in June 2013. At March 31, 2014, the loans were subordinate to $442 million of senior mortgage debt. The loans bear interest at fixed rates of 12% and 14% per annum for the First and Second Tranches, respectively. This loan facility has a total term of up to 63 months from the First Tranche closing, is prepayable at the borrower’s option and is secured by real estate partnership interests. The loans are subject to prepayment premiums if repaid on or before the third anniversary from the First Tranche closing date.

Delphis Operations, L.P. Loan.  The Company holds a secured term loan made to Delphis Operations, L.P. (“Delphis” or the “Borrower”) that is collateralized by assets of the Borrower. The Borrower’s collateral is comprised primarily of a partnership interest in an operating surgical facility that leases a property owned by the Company. This loan is on cost recovery status. The carrying value of the loan, net of an allowance for loan losses of $13 million, was $18.1 million at both March 31, 2014 and December 31, 2013. At March 31, 2014, the Company believes the fair value of the collateral supporting this loan is in excess of its carrying value.

A reconciliation of the Company’s allowance related to the Company’s senior secured loan to Delphis follows (in thousands):

Amount
Balance at January 1, 2014	$13,410
Additions	—
Balance at March 31, 2014	$13,410

(7)         Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method at March 31, 2014 (dollars in thousands):

Entity(1)	Segment	Investment(2)	Ownership%
HCR ManorCare	post-acute/skilled nursing	$82,311	9.5
HCP Ventures III, LLC	medical office	7,065	30
HCP Ventures IV, LLC	medical office and hospital	29,074	20
HCP Life Science(3)	life science	68,798	50-63
Suburban Properties, LLC	medical office	6,180	67
Advances to unconsolidated joint ventures, net		502
		$193,930

Edgewood Assisted Living Center, LLC	senior housing	$(431)
Seminole Shores Living Center, LLC	senior housing	(656)
		$(1,087)

(1)          These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.

(2)          Represents the carrying value of the Company’s investment in the unconsolidated joint venture. Negative balances are recorded in accounts payable and accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. Includes a 72% interest in a senior housing partnership which has an investment balance of zero.

(3)          Includes three unconsolidated joint ventures between the Company and an institutional capital partner for which the Company is the managing member. HCP Life Science includes the following partnerships (and the Company’s ownership percentage): (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%).

Summarized combined financial information for the Company’s unconsolidated joint ventures follows (in thousands):

	March 31,	December 31,
	2014	2013
Real estate, net	$3,644,045	$3,662,450
Goodwill and other assets, net	5,414,544	5,384,553
Total assets	$9,058,589	$9,047,003

Capital lease obligations and mortgage debt	$6,736,980	$6,768,815
Accounts payable	1,083,690	1,045,260
Other partners’ capital	1,102,974	1,098,228
HCP’s capital(1)	134,945	134,700
Total liabilities and partners’ capital	$9,058,589	$9,047,003

(1)          The combined basis difference of the Company’s investments in these joint ventures of $57 million, as of March 31, 2014, is primarily attributable to goodwill, real estate, capital lease obligations, deferred tax assets and lease-related net intangibles.

	Three Months Ended March 31,
	2014	2013
Total revenues	$1,079,891	$1,093,374
Net income	7,996	10,584
HCP’s share of earnings(1)	14,528	14,801
Fees earned by HCP	449	443
Distributions received by HCP	3,202	1,371

(1)          The Company’s joint venture interest in HCR ManorCare is accounted for using the equity method and results in an ongoing elimination of DFL income proportional to HCP’s ownership in HCR ManorCare. The elimination of the respective proportional lease expense at the HCR ManorCare level in substance results in $15.6 million and $15.9 million of DFL income that is recharacterized to the Company’s share of earnings from HCR ManorCare (equity income from unconsolidated joint ventures) for the three months ended March 31, 2014 and 2013, respectively.

(8)         Intangibles

At March 31, 2014 and December 31, 2013, intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles and below market ground lease intangibles, were $776 million and $781 million, respectively. At March 31, 2014 and December 31, 2013, the accumulated amortization of intangible assets was $304 million and $292 million, respectively.

At both March 31, 2014 and December 31, 2013, intangible lease liabilities, comprised of below market lease intangibles and above market ground lease intangibles were $207 million. At March 31, 2014 and December 31, 2013, the accumulated amortization of intangible liabilities was $113 million and $108 million, respectively.

(9)         Other Assets

The Company’s other assets consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Straight-line rent assets, net of allowance of $34,214 and $34,230 respectively	$380,820	$368,919
Marketable debt securities, net	245,649	244,089
Leasing costs, net	104,386	104,601
Deferred financing costs, net	48,230	42,106
Goodwill	50,346	50,346
Other(1)	99,759	57,644
Total other assets	$929,190	$867,705

(1)          Includes a $5.4 million allowance for losses related to accrued interest receivable on the Delphis loan, which accrued interest is included in other assets. At both March 31, 2014 and December 31, 2013, the carrying value of interest accrued related to the Delphis loan was zero. See Note 6 for additional information about the Delphis loan and the related impairment. At March 31, 2014 and December 31, 2013, includes a loan receivable of $12 million and $10 million, respectively, from HCP Ventures IV, LLC, an unconsolidated joint venture (see Note 7 for additional information) with an interest rate of 12% which matures in May 2015. The loan is secured by the joint venture partner’s 80% partnership interest in the joint venture.

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

(10) Debt

Bank Line of Credit and Term Loan

On March 31, 2014, the Company amended its unsecured revolving line of credit facility (the “Facility”) with a syndicate of banks, which was scheduled to mature in March 2016, increasing the borrowing capacity by $500 million to $2.0 billion. The amended Facility matures on March 31, 2018, with a one-year committed extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends upon the Company’s debt ratings. The Company pays a facility fee on the entire revolving commitment that depends on its debt ratings. Based on the Company’s debt ratings at March 31, 2014, the margin on the Facility was 0.925%, and the facility fee was 0.15%. The Facility also includes a feature that will allow the Company to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At March 31, 2014, the Company had no amounts drawn under the Facility.

On July 30, 2012, the Company entered into a credit agreement with a syndicate of banks for a £137 million ($228 million at March 31, 2014) four-year unsecured term loan (the “Term Loan”) that accrues interest at a rate of GBP LIBOR plus 1.20%, based on the Company’s current debt ratings. Concurrent with the closing of the Term Loan, the Company entered into a four-year interest rate swap contract that fixes the interest rate of the Term Loan at 1.81%, subject to adjustments based on the Company’s debt ratings. The Term Loan contains a one-year committed extension option.

The Facility and Term Loan contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60% and (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times. The Facility also requires a Minimum Consolidated Tangible Net Worth of $9.5 billion at March 31, 2014. The Term Loan also requires a formula-determined Minimum Consolidated Tangible Net Worth of $9.2 billion at March 31, 2014. At March 31, 2014, the Company was in compliance with each of these restrictions and requirements of the Facility and Term Loan.

Senior Unsecured Notes

At March 31, 2014, the Company had senior unsecured notes outstanding with an aggregate principal balance of $6.9 billion. At March 31, 2014, interest rates on the notes ranged from 1.20% to 6.99% with a weighted average effective interest rate of 5.06% and a weighted average maturity of six years. Discounts and premiums are amortized to interest expense over the term of the related senior unsecured notes. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at March 31, 2014.

On February 12, 2014, the Company issued $350 million of 4.20% senior unsecured notes due 2024. The notes were priced at 99.537% of the principal amount with an effective yield-to-maturity of 4.257%; net proceeds from this offering were $346 million.

On February 1, 2014, the Company repaid $400 million of maturing senior unsecured notes, which accrued interest at a rate of 2.7%. The senior unsecured notes were repaid with a portion of the proceeds from the Company’s November 2013 bond offering.

On December 16, 2013, the Company repaid $400 million of maturing senior unsecured notes, which accrued interest at a rate of 5.65%. The senior unsecured notes were repaid with a portion of the proceeds from the Company’s November 2013 bond offering.

On November 12, 2013, the Company issued $800 million of 4.25% senior unsecured notes due 2023. The notes were priced at 99.540% of the principal amount with an effective yield to maturity of 4.307%; net proceeds from this offering were $789 million.

On February 28, 2013, the Company repaid $150 million of maturing senior unsecured notes, which accrued interest at a rate of 5.625%.

Mortgage Debt

At March 31, 2014, the Company had $1.2 billion in aggregate principal amount of mortgage debt outstanding secured by 95 healthcare facilities (including redevelopment properties) with a carrying value of $1.5 billion. At March 31, 2014, interest rates on the mortgage debt ranged from 0.69% to 8.69% with a weighted average effective interest rate of 6.19% and a weighted average maturity of three years.

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

Debt Maturities

The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at March 31, 2014 (in thousands):

Year	Term Loan(1)	Senior Unsecured Notes	Mortgage Debt	Total(2)
2014 (Nine months)	$—	$87,000	$17,597	$104,597
2015	—	400,000	308,421	708,421
2016	228,269	900,000	291,738	1,420,007
2017	—	750,000	550,477	1,300,477
2018	—	600,000	6,583	606,583
Thereafter	—	4,200,000	65,242	4,265,242

(Discounts) and premiums, net	—	(24,188)	(4,889)	(29,077)
	$228,269	$6,912,812	$1,235,169	$8,376,250

(1)          Represents £137 million translated into U.S. dollars.

(2)          Excludes $74 million of other debt that represents Life Care Bonds that have no scheduled maturities that are discussed below.

Other Debt

At March 31, 2014, the Company had $74 million of non-interest bearing life care bonds at two of its continuing care retirement communities and non-interest bearing occupancy fee deposits at two of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). The Life Care Bonds are generally refundable to the residents upon the termination of the contract or upon the successful resale of the unit.

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

The following table provides information regarding the Company’s concentrations with respect to certain operators and tenants; the information provided is presented for the gross assets and revenues that are associated with certain operators and tenants as percentages of the respective segment’s and total Company’s assets and revenues:

The following table lists the Company’s senior housing concentrations:

	Percentage of Senior Housing Gross Assets		Percentage of Senior Housing Revenues
	March 31,	December 31,	Three Months Ended March 31,
Operators	2014	2013	2014	2013
HCR ManorCare	11%	11%	10%	10%
Emeritus (1)	37	37	34	35
Sunrise Senior Living (“Sunrise”)(2)	17	17	11	13
Brookdale Senior Living (“Brookdale”)(1) (3)	11	11	12	12

The following table lists the Company’s post-acute/skilled nursing concentrations:

	Percentage of Post-Acute/ Skilled Nursing Gross Assets		Percentage of Post-Acute/ Skilled Nursing Revenues
	March 31,	December 31,	Three Months Ended March 31,
Operators	2014	2013	2014	2013
HCR ManorCare	89%	88%	86%	88%

The following table lists the total Company concentrations:

	Percentage of Total Company Assets		Percentage of Total Company Revenues
	March 31,	December 31,	Three Months Ended March 31,
Operators	2014	2013	2014	2013
HCR ManorCare	32%	32%	28%	28%
Emeritus(1)	15	14	12	13
Sunrise(2)	7	7	4	5
Brookdale(1) (3)	4	4	4	4

(1)          On February 20, 2014, Brookdale and Emeritus signed definitive agreements to merge; the merger is anticipated to close in the third quarter of 2014.   Contingent on the closing of this merger, on April 23, 2014, the Company agreed to amend all of its leases with Emeritus and enter into two RIDEA joint ventures with Brookdale (see Note 20 for additional information regarding these potential transactions).

(2)          Certain of the Company’s properties are leased to tenants who have entered into management contracts with Sunrise to operate the respective property on their behalf. The Company’s concentration of gross assets includes properties directly leased to Sunrise and properties that are managed by Sunrise on behalf of third party tenants.

(3)         Percentages do not include senior housing facilities that Brookdale operates on the Company’s behalf under a RIDEA structure.

HCR ManorCare’s summarized condensed consolidated financial information follows (in millions):

	March 31,	December 31,
	2014	2013
Real estate and other property, net	$2,984.1	$2,996.8
Cash and cash equivalents	169.7	141.8
Goodwill, intangible and other assets, net	5,170.0	5,171.3
Total assets	$8,323.8	$8,309.9

Debt and financing obligations	$6,227.6	$6,258.5
Accounts payable, accrued liabilities and other	1,049.7	1,013.4
Total equity	1,046.5	1,038.0
Total liabilities and equity	$8,323.8	$8,309.9

	Three Months Ended March 31,
	2014	2013

Revenues	$1,054.3	$1,066.3
Operating, general and administrative expense	(904.6)	(907.7)
Depreciation and amortization expense	(35.6)	(36.8)
Interest expense	(102.7)	(104.4)
Other income, net	2.9	2.3
Income from continuing operations before income taxes	14.3	19.7
Income taxes	(5.9)	(6.3)
Income from continuing operations	8.4	13.4
Loss from discontinued operations, net of taxes	—	(1.7)
Net income	$8.4	$11.7

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

Credit Enhancement Guarantee

Certain of the Company’s senior housing facilities serve as collateral for $110 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, had a carrying value of $373 million as of March 31, 2014.

(12) Equity

Common Stock

The following table lists the common stock cash dividends declared by the Company in 2014:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
January 30	February 10	$0.545	February 25
May 1	May 12	0.545	May 27

The following is a summary of the Company’s common stock issuances (shares in thousands):

	Three Months Ended March 31,
	2014	2013
Dividend Reinvestment and Stock Purchase Plan	875	382
Conversion of DownREIT units(1)	2	51
Exercise of stock options	4	796
Vesting of restricted stock units(2)	411	17

(1)          Non-managing member LLC units.

(2)          Issued under the Company’s 2006 Performance Incentive Plan, as amended and restated.

Accumulated Other Comprehensive Loss

The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	March 31,	December 31,
	2014	2013
Unrealized gains on available for sale securities	$3	$—
Unrealized losses on cash flow hedges, net	(10,887)	(10,797)
Supplemental Executive Retirement Plan minimum liability	(2,856)	(2,910)
Cumulative foreign currency translation adjustment	(830)	(780)
Total accumulated other comprehensive loss	$(14,570)	$(14,487)

Noncontrolling Interests

At March 31, 2014, non-managing members held an aggregate of 4 million units in four limited liability companies (“DownREITs”), for which the Company is the managing member. At March 31, 2014, the carrying and fair values of these DownREIT units were $184 million and $232 million, respectively.

(13) Segment Disclosures

The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the senior housing, post-acute/skilled nursing, life science and hospital segments, the Company primarily invests in single operator or tenant properties, through the acquisition and development of triple-net leased real estate, management of operations (RIDEA) and by debt issued by operators in these sectors. Under the medical office segment, the Company invests through the acquisition and development of medical office buildings (“MOBs”) that are leased under gross, modified gross or triple-net leases, generally to multiple tenants, and which generally require a greater level of property management. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements herein and in the Company’s 2013 Annual Report on Form 10-K filed with the SEC. There were no intersegment sales or transfers during the three months ended March 31, 2014 and 2013. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”), adjusted (cash) NOI and interest income of the combined investments in each segment.

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

Summary information for the reportable segments follows (in thousands):

For the three months ended March 31, 2014:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2) (Cash NOI)
Senior housing	$150,085	$38,053	$3,284	$—	$191,422	$163,590	$150,375
Post-acute/skilled	137,780	—	13,412	—	151,192	137,248	118,099
Life science	76,122	—	—	1	76,123	61,961	58,829
Medical office	89,262	—	—	448	89,710	53,746	53,029
Hospital	21,545	—	—	—	21,545	20,595	20,661
Total	$474,794	$38,053	$16,696	$449	$529,992	$437,140	$400,993

For the three months ended March 31, 2013:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2) (Cash NOI)
Senior housing	$148,896	$35,746	$2,401	$—	$187,043	$161,120	$142,722
Post-acute/skilled	133,836	—	9,985	—	143,821	133,207	113,847
Life science	73,330	—	—	1	73,331	59,947	56,340
Medical office	86,831	—	—	442	87,273	52,567	51,240
Hospital	19,718	—	—	—	19,718	18,830	18,476
Total	$462,611	$35,746	$12,386	$443	$511,186	$425,671	$382,625

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

The following is a reconciliation of reported net income to NOI and adjusted NOI (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income	$263,623	$233,784
Interest income	(16,696)	(12,386)
Investment management fee income	(449)	(443)
Interest expense	106,638	109,110
Depreciation and amortization	107,388	103,179
General and administrative	21,394	20,656
Other income, net	(1,930)	(12,112)
Income taxes	1,446	916
Equity income from unconsolidated joint ventures	(14,528)	(14,801)
Total discontinued operations	(29,746)	(2,232)
NOI	437,140	425,671
Straight-line rents	(13,968)	(18,793)
DFL accretion	(21,422)	(24,170)
Amortization of above and below market lease intangibles, net	(168)	(78)
Lease termination fees	(578)	—
NOI adjustments related to discontinued operations	(11)	(5)
Adjusted (Cash) NOI	$400,993	$382,625

The Company’s total assets by segment were (in thousands):

	March 31,	December 31,
Segments	2014	2013
Senior housing	$7,812,723	$7,803,085
Post-acute/skilled nursing	6,301,607	6,266,938
Life science	4,003,001	3,986,187
Medical office	2,674,280	2,686,069
Hospital	639,357	639,357
Gross segment assets	21,430,968	21,381,636
Accumulated depreciation and amortization	(2,318,562)	(2,254,591)
Net segment assets	19,112,406	19,127,045
Assets held-for-sale, net	—	9,819
Other non-segment assets	746,272	939,006
Total assets	$19,858,678	$20,075,870

At both March 31, 2014 and December 31, 2013, goodwill of $50 million was allocated to segment assets as follows: (i) senior housing—$31 million, (ii) post-acute/skilled nursing—$3 million, (iii) medical office—$11 million, and (iv) hospital—$5 million.

(14) Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator
Income from continuing operations	$233,877	$231,552
Noncontrolling interests’ share in continuing operations	(3,335)	(3,199)
Income from continuing operations applicable to HCP, Inc.	230,542	228,353
Participating securities’ share in continuing operations	(1,064)	(478)
Income from continuing operations applicable to common shares	229,478	227,875
Discontinued operations	29,746	2,232
Noncontrolling interests’ share in discontinued operations	(1,177)	—
Net income applicable to common shares	$258,047	$230,107

Denominator
Basic weighted average common shares	457,294	453,651
Dilutive potential common shares	380	962
Diluted weighted average common shares	457,674	454,613

Basic earnings per common share
Income from continuing operations	$0.50	$0.50
Discontinued operations	0.06	0.01
Net income applicable to common shares	$0.56	$0.51

Diluted earnings per common share
Income from continuing operations	$0.50	$0.50
Discontinued operations	0.06	0.01
Net income applicable to common shares	$0.56	$0.51

Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, which require the use of the two-class method when computing basic and diluted earnings per share.

Options to purchase approximately 1.6 million and 0.5 million shares of common stock that had an exercise price (including deferred compensation expense) in excess of the average closing market price of the Company’s common stock during the three months ended March 31, 2014 and 2013, respectively, were not included in the Company’s earnings per share calculations because they are anti-dilutive. Restricted stock and performance restricted stock units representing 0.9 million and 0.4 million shares of common stock during the three months ended March 31, 2014 and 2013, respectively, were not included because they are anti-dilutive. Additionally, 6 million shares issuable upon conversion of 4 million DownREIT units during the three months ended March 31, 2014 were not included because they are anti-dilutive. During the three months ended March 31, 2013, 6 million shares issuable upon conversion of 4 million DownREIT units were not included because they are anti-dilutive.

(15) Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2014	2013
Supplemental cash flow information:
Interest paid, net of capitalized interest	$152,423	$154,127
Income taxes paid	629	75
Capitalized interest	3,125	4,111
Supplemental schedule of non-cash investing activities:
Accrued construction costs	21,715	15,029

	Three Months Ended March 31,
	2014	2013
Supplemental schedule of non-cash financing activities:
Vesting of restricted stock units	411	17
Cancellation of restricted stock	(1)	(6)
Conversion of non-managing member units into common stock	73	2,179
Noncontrolling interest issued in connection with real estate acquisition	1,152	—
Noncontrolling interest issued in connection with real estate disposition	1,671	—
Mortgages and other liabilities assumed with real estate acquisitions	1	12,728
Unrealized gains (losses) on available-for-sale securities and derivatives designated as cash flow hedges, net	(692)	6,675

(16) Variable Interest Entities

Unconsolidated Variable Interest Entities

At March 31, 2014, the Company leased 48 properties to a total of seven VIE tenants and has additional investments in a loan and marketable debt securities to VIE borrowers. The Company has determined that it is not the primary beneficiary of these VIEs.

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

The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company’s involvement with these VIEs are presented below at March 31, 2014 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset/Liability Type	Carrying Amount
VIE tenants—operating leases	$239,495	Lease intangibles, net and straight-line rent receivables	$13,953
VIE tenants—DFLs	1,071,372	Net investment in DFLs	601,476
Loan—senior secured	18,071	Loans receivable, net	18,071
CMBS	17,163	Marketable debt securities	17,163

(1)         The Company’s maximum loss exposure related to the VIE tenants represents the future minimum lease payments over the remaining term of the respective leases, which may be mitigated by re-leasing the properties to new tenants. The Company’s maximum loss exposure related to its loans and marketable debt securities to the VIE borrowers represents its current aggregate carrying amount.

As of March 31, 2014, the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls). See Notes 5 and 6 for additional descriptions of the nature, purpose and activities of the Company’s unconsolidated VIEs and interests therein.

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

(17) Fair Value Measurements

The following table illustrates the Company’s financial assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets. Recognized gains and losses are recorded in other income, net on the Company’s condensed consolidated statements of income. During the three months ended March 31, 2014, there were no transfers of financial assets or liabilities within the fair value hierarchy.

The financial assets and liabilities carried at fair value on a recurring basis at March 31, 2014 follow (in thousands):

Financial Instrument	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$35	$35	$—	$—
Interest-rate swap assets(1)	2,035	—	2,035	—
Interest-rate swap liabilities(1)	(8,292)	—	(8,292)	—
Currency swap liabilities(1)	(3,254)	—	(3,254)	—
Warrants(1)	167	—	—	167
	$(9,309)	$35	$(9,511)	$167

(1)          Interest rate and currency swaps as well as common stock warrant fair values are determined based on observable and unobservable market assumptions utilizing standardized derivative pricing models.

(18) Disclosures About Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. The fair values of loans receivable, CMBS, bank line of credit, term loan, mortgage debt and other debt are based on rates currently prevailing for similar instruments with similar maturities. The fair values of interest-rate and currency swap contracts as well as common stock warrants are determined based on observable and unobservable market assumptions using standardized pricing models. The fair values of senior unsecured notes and marketable equity and debt securities, excluding CMBS, are determined utilizing market quotes.

The table below summarizes the carrying values and fair values of the Company’s financial instruments (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$371,172	$378,380	$366,001	$373,441
Marketable debt securities(1)	245,649	283,335	244,089	280,850
Marketable equity securities(1)	35	35	—	—
Warrants(3)	167	167	114	114
Term loan(2)	228,269	228,269	226,858	226,858
Senior unsecured notes(1)	6,912,812	7,475,065	6,963,375	7,405,817
Mortgage debt(2)	1,235,169	1,259,067	1,396,485	1,421,214
Other debt(2)	74,097	74,097	74,909	74,909
Interest-rate swap assets(2)	2,035	2,035	2,325	2,325
Interest-rate swap liabilities(2)	(8,292)	(8,292)	8,384	8,384
Currency swap liabilities(2)	(3,254)	(3,254)	2,756	2,756

(1)          Level 1: Fair value calculated based on quoted prices in active markets.

(2)          Level 2: Fair value based on quoted prices for similar or identical instruments in active or inactive markets, respectively, or calculated utilizing standardized pricing models in which significant inputs or value drivers are observable in active markets.

(3)          Level 3: Fair value determined based on significant unobservable market inputs using standardized derivative pricing models.

(19) Derivative Financial Instruments

The following table summarizes the Company’s outstanding interest-rate and foreign currency swap contracts as of March 31, 2014 (dollars and GBP in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate/Buy Amount	Floating/Exchange Rate Index	Notional/ Sell Amount	Fair Value(1)
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(5,837)
November 2008(3)	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	$26,300	$(2,455)
July 2012(3)	June 2016	Cash Flow	1.81%	1 Month GBP LIBOR+1.20%	£137,000	$2,035
July 2012(4)	June 2016	Cash Flow	$56,800	Buy USD/Sell GBP	£36,200	$(3,254)

(1)          Derivative assets are recorded in other assets, net and derivative liabilities are recorded in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

(2)          Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.

(3)          Hedges fluctuations in interest payments on variable-rate unsecured debt due to fluctuations in the underlying benchmark interest rate.

(4)          Currency swap contract (buy USD/sell GBP) hedges the foreign currency exchange risk related to a portion of the Company’s forecasted interest receipts on GBP denominated senior unsecured notes. Represents a currency swap to sell £7.2 million at a rate of 1.5695 on various dates through June 2016.

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

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of a derivative instrument due to adverse changes in market prices. Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative contracts, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At March 31, 2014, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

At March 31, 2014, the Company expects that the hedged forecasted transactions for each of the outstanding qualifying cash flow hedging relationships remain probable of occurring, and as a result, no gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings. During the three months ended March 31, 2014, there was no ineffective portion related to outstanding hedges.

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

		Effects of Change in Interest and Foreign Currency Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
July 2005	July 2020	$1,248	$(1,434)	$2,589	$(2,775)
November 2008	October 2016	333	(318)	658	(644)
July 2012 (interest-rate swap)	June 2016	2,495	(2,501)	4,993	(4,999)
July 2012 (foreign currency swap)	June 2016	(546)	58	(848)	359

(20) Subsequent Events

Contingent upon the closing of the announced Brookdale and Emeritus merger, on April 23, 2014, HCP and Brookdale agreed to create a new $1.2 billion (before in-place refundable entry fee obligations) strategic joint venture to own and operate entry fee continuing care retirement communities (“CCRC JV”), representing 14 CCRC campuses, at closing. HCP and Brookdale will own 49% and 51%, respectively, of the CCRC JV based on each company’s respective contributions at closing. Brookdale will continue to manage all properties post-closing under a long-term management agreement.

Further, all existing Emeritus purchase options encompassing 49 HCP properties will be cancelled at closing; in exchange, all triple-net leases between HCP and Emeritus covering 202 senior housing properties will be amended contemporaneously, resulting in two portfolios: (i) RIDEA Portfolio:  49 non-stabilized properties will be contributed into a RIDEA joint venture, with Brookdale managing the communities and acquiring a 20% ownership in the venture; and (ii)  NNN—leased Portfolio:  Brookdale and HCP will amend the triple-net master leases for the remaining 153 properties, all guaranteed by Brookdale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements.” We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “forecast,” “plan,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. In addition, we, through our officers, from time to time, make forward-looking oral and written public statements concerning our expected future operations, strategies, securities offerings, growth and investment opportunities, dispositions, capital structure changes, budgets and other developments. Readers are cautioned that, while forward-looking statements reflect our good faith belief and reasonable assumptions based upon current information, we can give no assurance that our expectations or forecasts will be attained. Therefore, readers should be mindful that forward-looking statements are not guarantees of future performance and that they are subject to known and unknown risks and uncertainties that are difficult to predict. As more fully set forth under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, factors that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include:

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

(d)         The effect on healthcare providers of recently enacted and pending Congressional legislation addressing entitlement programs and related services, including Medicare and Medicaid, which may result in future reductions in reimbursements;

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

(m)     The risk that we may not be able to achieve the benefits of investments within expected time frames or at all, or within expected cost projections;

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

Except as required by law, we undertake no, and hereby disclaim any, obligation to update any forward looking statements, whether as a result of new information, changed circumstances or otherwise.

The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•                  Executive Summary

•                  2014 Transaction Overview

•                  Dividends

•                  Critical Accounting Policies

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Funds from Operations (“FFO”)

•                  Off-Balance Sheet Arrangements

•                  Contractual Obligations

•                  Inflation

•                  Recent Accounting Pronouncements

Executive Summary

We are a Maryland corporation and were organized to qualify as a self-administered real estate investment trust (“REIT”) that, together with our unconsolidated joint ventures, invests primarily in real estate serving the healthcare industry in the U.S. We acquire, develop, lease, manage and dispose of healthcare real estate, and provide financing to healthcare providers. At March 31, 2014, our portfolio of investments, including properties in our Investment Management Platform, consisted of interests in 1,154 facilities. Our Investment Management Platform represents the following joint ventures: (i) HCP Ventures III, LLC, (ii) HCP Ventures IV, LLC and (iii) the HCP Life Science ventures.

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

We primarily generate revenue by leasing healthcare properties under long term leases with fixed and/or inflation indexed escalators. Most of our rents and other earned income from leases are received under triple net leases or leases that provide for substantial recovery of operating expenses; however, some of our medical office and life science leases are structured as gross or modified gross leases. Operating expenses are generally related to medical office buildings (“MOBs”) and life science leased properties and senior housing properties managed by eligible independent contractors (“RIDEA properties”). Accordingly, for such MOBs, life science facilities and RIDEA properties, we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities, employee costs for resident care and insurance. Our growth for these assets depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; (ii) maximize tenant recoveries given underlying lease structures; and (iii) control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions.

2014 Transaction Overview

Expanding Relationship with Brookdale by Creating a $1.2 Billion CCRC Joint Venture and Amending Existing Emeritus Leases

On April 23, 2014, HCP and Brookdale Senior Living (“Brookdale”) agreed to create a new $1.2 billion (before in-place refundable entry fee obligations) strategic joint venture to own and operate entry fee continuing care retirement communities (“CCRC JV”), representing 14 CCRC campuses, at closing. HCP and Brookdale will own 49% and 51%, respectively, of the CCRC JV based on each company’s respective contributions at closing. Brookdale will continue to manage all properties post-closing under a long-term management agreement.

Further, all existing Emeritus purchase options encompassing 49 HCP properties will be cancelled at closing; in exchange, all triple-net leases between HCP and Emeritus covering 202 senior housing properties will be amended contemporaneously, resulting in two portfolios: (i) RIDEA Portfolio:  49 non-stabilized properties will contributed into a RIDEA joint venture, with Brookdale managing the communities and acquiring a 20% ownership in the venture; and (ii)  NNN–leased Portfolio:  Brookdale and HCP will amend the triple-net master leases for the remaining 153 properties. all guaranteed by Brookdale.

All transactions described above are contingent upon the closing of Brookdale’s pending merger with Emeritus.

Other Investment Transactions

During the quarter ended March 31, 2014, the Company: (i) made a $32 million investment in a medical office building (“MOB”); (ii) acquired an 85 percent interest in a $51 million senior housing community development project; and (iii) funded $53 million for construction and other capital projects, primarily in our life science, medical office and senior housing segments.

During the quarter ended March 31, 2014, we sold two post-acute/skilled nursing facilities for $22 million and a hospital for $17 million.

On May 1, 2014, we acquired two MOBs for $26 million. The properties, located in the historic Coconut Grove neighborhood of Miami, are on the campus of HCA’s Mercy Hospital.

Financing Activities

On February 12, 2014, we issued $350 million of 4.20% senior unsecured notes due 2024. The notes priced at 99.537% of the principal amount with an effective yield-to-maturity of 4.257%; net proceeds from this offering were $346 million.

On March 31, 2014, we amended our unsecured revolving credit facility and increased it by $500 million to $2.0 billion. The amended facility reduces our funded interest cost by 17.5 basis points and extends the maturity date to March 31, 2018. Based on our current credit ratings, the amended facility bears interest annually at LIBOR plus 92.5 basis points and has a facility fee of 15.0 basis points. Other terms of the amended facility were substantially unchanged, including a one-year extension option at our discretion, and the ability to increase the commitments by an aggregate amount of up to $500 million, subject to customary conditions.

Dividends

On May 1, 2014, we announced that our Board declared a quarterly common stock cash dividend of $0.545 per share. The common stock dividend will be paid on May 27, 2014 to stockholders of record as of the close of business on May 12, 2014 and represents an annualized dividend pay rate of $2.18 per share.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2013 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”; our critical accounting policies have not changed during 2014.

Results of Operations

We evaluate our business and allocate resources among our five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the senior housing, post-acute/skilled nursing, life science and hospital segments, we invest or co-invest primarily in single operator or tenant properties, through the acquisition and development of triple-net leased real estate, management of operations (“RIDEA”) and by debt issued by operators in these sectors. Under the medical office segment, we invest or co-invest through the acquisition and development of MOBs that are leased under gross, modified gross or triple-net leases, generally to multiple tenants, and which generally require a greater level of property management.

We use net operating income from continuing operations (“NOI”) and adjusted NOI to assess and compare property level performance, including our same property portfolio (“SPP”), to make decisions about resource allocations, and to assess and compare property level performance. We believe these measures provide investors relevant and useful information because they reflect only income and operating expense items that are incurred at the property level and present them on an unleveraged basis. We believe that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP since NOI excludes certain components from net income. Further, NOI may not be comparable to that of other REITs or real estate companies, as they may use different methodologies for calculating NOI. See Note 13 to the Condensed Consolidated Financial Statements for additional segment information and the relevant reconciliations from net income to NOI and adjusted NOI.

Operating expenses are generally related to MOB and life science leased properties and senior housing properties managed by eligible independent contractors (RIDEA properties). We generally recover all or a portion of MOB and life science expenses from the tenants (tenant recoveries). The presentation of expenses as operating or general and administrative is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expenses.

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

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

Segment NOI and Adjusted NOI

The tables below provide selected operating information for our SPP and total property portfolio for each of our five business segments. Our consolidated SPP consists of 1,066 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2013 and that remained in operations under a consistent reporting structure through March 31, 2014. Our consolidated total property portfolio represents 1,080 and 1,074 properties at March 31, 2014 and 2013, respectively, and excludes properties classified as discontinued operations.

Results are as of and for the three months ended March 31, 2014 and 2013 (dollars and square feet in thousands except per capacity data):

Senior Housing

	SPP			Total Portfolio
	2014	2013	Change	2014	2013	Change
Rental revenues(1)	$148,519	$148,502	$17	$150,085	$148,896	$1,189
Resident fees and services	38,053	35,745	2,308	38,053	35,746	2,307
Total revenues	186,572	184,247	2,325	188,138	184,642	3,496
Operating expenses	(24,075)	(22,946)	(1,129)	(24,548)	(23,522)	(1,026)
NOI	162,497	161,301	1,196	163,590	161,120	2,470
Straight-line rents	(10,230)	(13,136)	2,906	(10,524)	(13,177)	2,653
DFL accretion	(2,544)	(5,031)	2,487	(2,544)	(5,031)	2,487
Amortization of above and below market lease intangibles, net	(147)	(248)	101	(147)	(190)	43
Adjusted NOI	$149,576	$142,886	$6,690	$150,375	$142,722	$7,653
Adjusted NOI % change			4.7%

Property count(2)	438	438		444	443
Average capacity (units)(3)	44,982	44,969		45,560	45,134
Average annual rent per unit(4)	$13,340	$12,754		$13,283	$12,743

(1)          Represents rental and related revenues and income from DFLs.

(2)          From our past presentation of SPP for the three months ended March 31, 2013, we removed two senior housing properties from SPP that were sold.

(3)         Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.

(4)          Average annual rent per unit for RIDEA properties is based on NOI.

SPP NOI and Adjusted NOI. SPP NOI increased primarily as a result of increased NOI from RIDEA properties as a result of increased occupancy and rent increases related to new leases and leases not recognized on a straight-line basis (cash basis), partially offset by a decline in DFL income as a result of a 14-property DFL portfolio (the “DFL Portfolio”) that was placed on a cash basis during 2013. SPP adjusted NOI improved primarily as a result of annual rent increases, including increases from properties that were previously transitioned from Sunrise to other operators, and increased NOI from RIDEA properties as a result of increased occupancy.

Total Portfolio NOI and Adjusted NOI. In addition to the impact of our SPP, our total portfolio NOI and adjusted NOI primarily increased as a result of our senior housing acquisitions in 2013.

Post-Acute/Skilled Nursing

	SPP			Total Portfolio
	2014	2013	Change	2014	2013	Change
Rental revenues(1)	$137,659	$133,836	$3,823	$137,780	$133,836	$3,944
Operating expenses	(77)	(128)	51	(532)	(629)	97
NOI	137,582	133,708	3,874	137,248	133,207	4,041
Straight-line rents	(282)	(232)	(50)	(282)	(232)	(50)
DFL accretion	(18,878)	(19,139)	261	(18,878)	(19,139)	261
Amortization of above and below market lease intangibles, net	11	11	—	11	11	—
Adjusted NOI	$118,433	$114,348	$4,085	$118,099	$113,847	$4,252
Adjusted NOI % change			3.6%

Property count(2)	302	302		302	302
Average capacity (beds)(3)	38,464	38,436		38,464	38,436
Average annual rent per bed	$12,323	$11,912		$12,336	$11,912

(1)          Represents rental and related revenues and income from DFLs.

(2)          From our past presentation of SPP for the three months ended March 31, 2013, we removed ten post-acute/skilled nursing properties from SPP that were sold.

(3)          Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.

NOI and Adjusted NOI.  SPP and total portfolio NOI and adjusted NOI increased primarily as a result of annual rent escalations.

Life Science

	SPP			Total Portfolio
	2014	2013	Change	2014	2013	Change
Rental and related revenues	$61,857	$61,012	$845	$64,781	$62,438	$2,343
Tenant recoveries	10,776	10,800	(24)	11,341	10,892	449
Total revenues	72,633	71,812	821	76,122	73,330	2,792
Operating expenses	(12,440)	(12,224)	(216)	(14,161)	(13,383)	(778)
NOI	60,193	59,588	605	61,961	59,947	2,014
Straight-line rents	(2,208)	(3,648)	1,440	(2,580)	(3,692)	1,112
Amortization of above and below market lease intangibles, net	(1)	97	(98)	18	85	(67)
Lease termination fees	(570)	—	(570)	(570)	—	(570)
Adjusted NOI	$57,414	$56,037	$1,377	$58,829	$56,340	$2,489
Adjusted NOI % change			2.5%

Property count(2)	107	107		111	110
Average occupancy	91.0%	91.2%		91.1%	91.4%
Average occupied square feet	6,228	6,264		6,411	6,423
Average annual total revenues per occupied square foot(1)	$45	$44		$46	$43
Average annual base rent per occupied square foot	$38	$37		$38	$37

(1)          Represents rental and related revenues and tenant recoveries.

(2)          From our past presentation of SPP for the three months ended March 31, 2013, we removed two properties that were placed into redevelopment in 2014, which no longer meets our criteria for SPP as of the date it was placed into redevelopment.

SPP NOI and Adjusted NOI.  SPP NOI increased primarily as a result of an increase in termination fees. SPP adjusted NOI increased primarily as a result of annual rent escalations.

Total portfolio NOI and Adjusted NOI.  In addition to the impact of our SPP, our total portfolio NOI and adjusted NOI increased primarily as a result of the impact of our life science development projects placed in service during 2014 and 2013.

During the three months ended March 31, 2014, 411,000 square feet of new and renewal leases commenced at an average annual base rent of $28.91 per square foot compared to 471,000 square feet of expiring and terminated leases with an average annual base rent of $21.60 per square foot.

Medical Office

	SPP			Total Portfolio
	2014	2013	Change	2014	2013	Change
Rental and related revenues	$74,480	$72,603	$1,877	$75,765	$74,084	$1,681
Tenant recoveries	13,333	12,621	712	13,497	12,747	750
Total revenues	87,813	85,224	2,589	89,262	86,831	2,431
Operating expenses	(33,186)	(32,213)	(973)	(35,516)	(34,264)	(1,252)
NOI	54,627	53,011	1,616	53,746	52,567	1,179
Straight-line rents	(938)	(1,520)	582	(1,002)	(1,561)	559
Amortization of above and below market lease intangibles, net	271	216	55	293	234	59
Lease termination fees	(8)	—	(8)	(8)	—	(8)
Adjusted NOI	$53,952	$51,707	$2,245	$53,029	$51,240	$1,789
Adjusted NOI % change			4.3%

Property count(1)	204	204		207	204
Average occupancy	91.7%	91.4%		90.9%	91.2%
Average occupied square feet	12,659	12,593		12,861	12,768
Average annual total revenues per occupied square foot(2)	$27	$27		$27	$27
Average annual base rent per occupied square foot	$23	$23		$23	$23

(1)          From our past presentation of SPP for the three months ended March 31, 2013, we removed two MOBs from SPP that were sold and a MOB that was placed into redevelopment in 2013, which no longer meets our criteria for SPP as of the date it was placed into redevelopment.

(2)          Represents rental and related revenues and tenant recoveries.

NOI and Adjusted NOI.  SPP and total portfolio NOI and adjusted NOI increased primarily as a result of increased occupancy and annual rent escalations.

During the three months ended March 31, 2014, 429,000 square feet of new and renewal leases commenced at an average annual base rent of $22.37 per square foot compared to 483,000 square feet of expiring and terminated leases with an average annual base rent of $23.72 per square foot.

Hospital

	SPP			Total Portfolio
	2014	2013	Change	2014	2013	Change
Rental revenues(1)	$20,617	$19,142	$1,475	$20,948	$19,155	$1,793
Tenant recoveries	597	563	34	597	563	34
Total revenues	21,214	19,705	1,509	21,545	19,718	1,827
Operating expenses	(947)	(887)	(60)	(950)	(888)	(62)
NOI	20,267	18,818	1,449	20,595	18,830	1,765
Straight-line rents	416	(242)	658	408	(242)	650
Amortization of above and below market lease intangibles, net	(342)	(112)	(230)	(342)	(112)	(230)
Adjusted NOI	$20,341	$18,464	$1,877	$20,661	$18,476	$2,185
Adjusted NOI % change			10.2%

Property count(2)	15	15		16	15
Average capacity (beds)(3)	2,161	2,160		2,221	2,175
Average annual rent per bed	$39,404	$35,830		$38,921	$35,607

(1)          Represents rental and related revenues and income from DFLs.

(2)          From our past presentation of SPP for the three months ended March 31, 2013, we removed two hospitals from SPP that were sold.

(3)          Represents capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

NOI and Adjusted NOI.  SPP and total portfolio NOI and adjusted NOI primarily increased as a result of annual rent escalations.

Other Income and Expense Items

Interest income

Interest income increased $4 million to $17 million for the three months ended March 31, 2014. The increase was primarily the result of interest earned from the second tranche funding of our mezzanine loan facility to Tandem Health Care (see Note 6 to the Condensed Consolidated Financial Statements for additional information) made in 2013.

Interest expense

Interest expense decreased $2 million to $107 million for the three months ended March 31, 2014. The decrease was primarily the result of decreases in indebtedness.

Our exposure to expense fluctuations related to our variable rate indebtedness is substantially mitigated by our interest rate swap contracts. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of March 31,(1)
	2014	2013
Balance:
Fixed rate	$8,371,372	$8,442,891
Variable rate	33,955	54,365
Total	$8,405,327	$8,497,256

	As of March 31,(1)
	2014	2013
Percent of total debt:
Fixed rate	99.6%	99.0%
Variable rate	0.4	1.0
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	5.16%	5.24%
Variable rate	1.15%	1.46%
Total	5.14%	5.22%

(1)          Excludes $74 million and $79 million at March 31, 2014 and 2013, respectively, of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities, which have no scheduled maturities. At March 31, 2014 and 2013, $72 million and $86 million of variable-rate mortgages, respectively, and a £137 million ($228 million and $208 million, respectively) term loan are presented as fixed-rate debt as the interest payments under such debt have been swapped (pay fixed and receive float).

Depreciation and amortization expense

Depreciation and amortization expense increased $4 million to $107 million for the three months ended March 31, 2014. The increase was primarily the result of the impact of our medical office and life science development projects placed in service and our senior housing acquisitions in 2013.

Other income, net

Other income, net decreased $10 million to $2 million for the three months ended March 31, 2014. The decrease was primarily the result of gains from the sale of marketable equity securities during 2013 of $11 million.

Discontinued operations

During the three months ended March 31, 2014, we sold two post-acute/skilled nursing facilities and a hospital, recognizing gains of $28 million. There were no sales of properties during the three months ended March 31, 2013.

Liquidity and Capital Resources

Our principal liquidity needs are to: (i) fund recurring operating expenses, (ii) meet debt service requirements including principal payments and maturities in the last nine months of 2014, (iii) fund capital expenditures, including tenant improvements and leasing costs, (iv) fund acquisition and development activities, and (v) make dividend distributions. During the three months ended March 31, 2014, distributions to shareholders and noncontrolling interest holders exceeded cash flows from operations by approximately $7 million, which was funded by cash on hand. We anticipate that cash flow from continuing operations over the next 12 months will be adequate to fund our business operations, debt service payments, recurring capital expenditures and cash dividends to shareholders. Capital requirements relating to maturing indebtedness, acquisitions and development activities may require funding from borrowings and/or equity and debt offerings.

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, as noted below, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our debt ratings. We also pay a facility fee on the entire revolving commitment that depends upon our debt ratings. As of May 1, 2014, we had a credit rating of Baa1 from Moody’s, BBB+ from Standard & Poor’s (“S&P”) and BBB+ from Fitch on our senior unsecured debt securities.

Net cash provided by operating activities was $247 million and $214 million for the three months ended March 31, 2014 and 2013, respectively. The increase in operating cash flows is primarily the result of the following: (i) the impact from our investments in 2013, (ii) assets placed in service during 2013 and (iii) rent escalations and resets in 2013 and 2014. Our cash flows from operations are dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

The following are significant investing and financing activities for the three months ended March 31, 2014:

•                  made investments of $54 million (development and acquisition of real estate and loans), net of proceeds from sales of real estate of $37 million;

•                  paid dividends on common stock of $250 million, which were generally funded by cash provided by our operating activities; and

•                  repaid $563 million of mortgages and senior unsecured notes and raised $350 million of unsecured notes to refinance the senior unsecured notes repayment.

Debt

Bank Line of Credit and Term Loan

On March 31, 2014, we amended our unsecured revolving line of credit facility (the “Facility”) with a syndicate of banks, which was scheduled to mature in March 2016, increasing the borrowing capacity by $500 million to $2.0 billion. The amended Facility matures on March 31, 2018, with a one-year committed extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends upon our debt ratings. We pay a facility fee on the entire revolving commitment that depends on our debt ratings. Based on our debt ratings at April 30, 2014, the margin on the Facility was 0.925%, and the facility fee was 0.15%. The Facility also includes a feature that will allow us to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At March 31, 2014, we had no amounts drawn under the Facility.

On July 30, 2012, we entered into a credit agreement with a syndicate of banks for a £137 million ($228 million at March 31, 2014) four-year unsecured term loan (the “Term Loan”) that accrues interest at a rate of GBP LIBOR plus 1.20%, based on our current debt ratings. Concurrent with the closing of the Term Loan, we entered into a four-year interest rate swap contract that fixes the rate of the Term Loan at 1.81%, subject to adjustments based on our debt ratings. The Term Loan contains a one-year committed extension option.

The Facility and Term Loan contain certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60% and (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times. The Facility also requires a Minimum Consolidated Tangible Net Worth of $9.5 billion at March 31, 2014. The Term Loan also requires a formula-determined Minimum Consolidated Tangible Net Worth of $9.2 billion at March 31, 2014. At March 31, 2014, we were in compliance with each of these restrictions and requirements of the Facility and Term Loan.

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

Senior Unsecured Notes

At March 31, 2014, we had senior unsecured notes outstanding with an aggregate principal balance of $6.9 billion. Interest rates on the notes ranged from 1.20% to 6.99% with a weighted average effective interest rate of 5.06% and a weighted average maturity of six years at March 31, 2014. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. We believe we were in compliance with these covenants at March 31, 2014.

Mortgage Debt

At March 31, 2014, we had $1.2 billion in aggregate principal amount of mortgage debt outstanding is secured by 95 healthcare facilities (including redevelopment properties) with a carrying value of $1.5 billion. Interest rates on the mortgage debt ranged from 0.69% to 8.69% with a weighted average effective interest rate of 6.19% and a weighted average maturity of three years at March 31, 2014.

Mortgage debt generally requires monthly principal and interest payments, is collateralized by real estate assets and is generally non-recourse. Mortgage debt typically restricts transfer of the encumbered assets, prohibits additional liens, restricts prepayment, requires payment of real estate taxes, requires maintenance of the assets in good condition, requires maintenance of insurance on the assets, and includes conditions to obtain lender consent to enter into and terminate material leases. Some of the mortgage debt is also cross-collateralized by multiple assets and may require tenants or operators to maintain compliance with the applicable leases or operating agreements of such real estate assets.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments at March 31, 2014 (in thousands):

Year	Amount(1)
2014 (Nine months)	$104,597
2015	708,421
2016	1,420,007
2017	1,300,477
2018	606,583
Thereafter	4,265,242
8,405,327
(Discounts) and premiums, net	(29,077)
$8,376,250

(1)          Excludes $74 million of other debt that represents Life Care Bonds that have no scheduled maturities.

Other Debt

At March 31, 2014, we had $74 million of non-interest bearing life care bonds at two of our continuing care retirement communities and non-interest bearing occupancy fee deposits at two of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). The Life Care Bonds are generally refundable to the residents upon the termination of the contract or upon the successful resale of the unit.

Derivative Instruments

We use derivative instruments to mitigate the effects of interest rate and foreign currency fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. We do not use derivative instruments for speculative or trading purposes.

The following table summarizes our outstanding interest-rate and foreign currency swap contracts as of March 31, 2014 (dollars and GBP in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate/Buy Amount	Floating/Exchange Rate Index	Notional/ Sell Amount	Fair Value
July 2005(1)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(5,837)
November 2008	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	$26,300	$(2,455)
July 2012	June 2016	Cash Flow	1.81%	1 Month GBP LIBOR+1.20%	£137,000	$2,035
July 2012	June 2016	Cash Flow	$56,800	Buy USD/Sell GBP	£36,200	$(3,254)

(1)          Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.

For a more detailed description of our derivative instruments, see Note 19 to the Condensed Consolidated Financial Statements and “Quantitative and Qualitative Disclosures About Market Risk” in Item 3.

Equity

At March 31, 2014, we had 458 million shares of common stock outstanding. At March 31, 2014, equity totaled $11 billion, and our equity securities had a market value of $18 billion.

At March 31, 2014, non-managing members held an aggregate of 4 million units in four limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

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

Funds From Operations (“FFO”)

We believe FFO applicable to common shares, diluted FFO applicable to common shares, and basic and diluted FFO per common share are important supplemental non-GAAP measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets utilizes straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. The term FFO was designed by the REIT industry to address this issue.

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

Details of certain items that affect comparability are discussed under “Results of Operations” above. The following is a reconciliation of net income applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013

Net income applicable to common shares	$258,047	$230,107
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	107,388	103,179
Discontinued operations	—	1,538
DFL depreciation	3,846	3,429
Gain on sales of real estate	(28,010)	—
Equity income from unconsolidated joint ventures	(14,528)	(14,801)
FFO from unconsolidated joint ventures	16,961	17,541
Noncontrolling interests’ and participating securities’ share in earnings	5,576	3,677
Noncontrolling interests’ and participating securities’ share in FFO	(6,141)	(5,141)
FFO applicable to common shares	343,139	339,529
Distributions on dilutive convertible units	3,420	3,328
Diluted FFO applicable to common shares	$346,559	$342,857

Diluted FFO per common share	$0.75	$0.74

Weighted average shares used to calculate diluted FFO per common share	463,661	460,650

Net income applicable to common shares	$0.56	$0.51
Depreciation and amortization of real estate, in-place lease and other intangibles	0.23	0.23
DFL depreciation	0.01	0.01
Gain on sales of real estate	(0.06)	—
Joint venture and participating securities FFO adjustments	0.01	(0.01)
Diluted FFO applicable to common shares	$0.75	$0.74

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

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at March 31, 2014 (in thousands):

	Total(1)	Less than One Year	2015-2016	2017-2018	More than Five Years
Term loan(2)	$228,269	$—	$228,269	$—	$—
Senior unsecured notes	6,937,000	87,000	1,300,000	1,350,000	4,200,000
Mortgage debt	1,240,058	17,597	600,159	557,060	65,242
Construction loan commitments(3)	55,481	11,581	43,900	—	—
Development commitments(4)	57,307	27,068	30,239	—	—
Ground and other operating leases	227,680	4,714	11,663	9,394	201,909
Interest(5)	2,473,420	262,679	745,613	482,374	982,754
Total	$11,219,215	$410,639	$2,959,843	$2,398,828	$5,449,905

(1)          Excludes $74 million of other debt that represents Life Care Bonds that have no scheduled maturities.

(2)          Represents £137 million translated into U.S. dollars.

(3)          Represents commitments to finance development projects and related working capital.

(4)          Represents construction and other commitments for developments in progress.

(5)          Interest on variable-rate debt is calculated using rates in effect at March 31, 2014.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We use derivative financial instruments in the normal course of business to mitigate interest rate and foreign currency risk. We do not use derivative financial instruments for speculative or trading purposes. Derivatives are recorded on the condensed consolidated balance sheets at fair value. See Note 19 to the Condensed Consolidated Financial Statements for additional information.

To illustrate the effect of movements in the interest rate and foreign currency markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves and foreign currency exchange rates of the derivative portfolio in order to determine the change in fair value. Assuming a one percentage point change in the underlying interest rate curve and foreign currency exchange rates, the estimated change in fair value of each of the underlying derivative instruments would not exceed $5 million. See Note 19 to the Condensed Consolidated Financial Statements for additional analysis details.

Interest Rate Risk.  At March 31, 2014, we are exposed to market risks related to fluctuations in interest rates on the following: (i) properties with a gross value of $83 million that are subject to leases where the payments fluctuate with changes in LIBOR that are partially offset by (ii) $25 million of variable-rate senior unsecured notes and (iii) $9 million of variable-rate mortgage debt payable (excludes $72 million of variable-rate mortgage notes that have been hedged through interest-rate swap contracts). Additionally, our exposure to market risks related to fluctuations in interest rates excludes our GBP denominated $228 million (£137 million) variable-rate Term Loan that has been hedged through interest-rate swap contracts.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate investments and variable-rate debt, and assuming no other changes in the outstanding balance as of March 31, 2014, net interest income would improve by approximately $500,000, or less than $0.01 per common share on a diluted basis.

Foreign Currency Risk.  At March 31, 2014, our exposure to foreign currency exchange rates relates to forecasted interest receipts from our GBP denominated senior unsecured notes (see additional discussion of the Four Seasons senior unsecured notes in Note 9 to the Condensed Consolidated Financial Statements). Our foreign currency exchange exposure is mitigated by the forecasted interest and principal payments from our GBP denominated unsecured Term Loan (see Note 10 to the Condensed Consolidated Financial Statements for additional information), and a foreign currency swap contract for approximately 85% of the forecasted interest receipts from our Four Seasons senior unsecured notes through the non-call period ending June 15, 2016.

Market Risk.  We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At March 31, 2014, the fair value and carrying value of marketable debt securities were $283 million and $246 million, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2014.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
January 1-31, 2014	180,918	$38.80	—	—
February 1-28, 2014	20,872	38.83	—	—
March 1-31, 2014	6,247	38.17	—	—
Total	208,037	38.78	—	—

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

3.2.1

Amendment No. 1 to Fourth Amended and Restated Bylaws of HCP (incorporated by reference herein to Exhibit 3.2.1 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2007).

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

4.1

Third Supplemental Indenture dated February 21, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to HCP’s Current Report on Form 8-K (File No. 1-08895) filed February 24, 2014).

4.2	Form of 4.20% Senior Notes due 2024 (incorporated herein by reference to Exhibit 4.1 to HCP’s Current Report on Form 8-K (File No. 1-08895) filed February 24, 2014).

10.1

HCP, Inc. Change in Control Severance Plan (as Amended and Restated as of March 13, 2014) (incorporated by reference to Exhibit 10.1 to HCP’s Current Report on Form 8-K (File No. 1-08895) filed March 19, 2014). †

10.2

Amendment No. 3 to Credit Agreement, dated March 31, 2014, by and among the Company, as borrower, the financial institutions referred to therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to HCP’s Current Report on Form 8-K (File No. 1-08895) filed March 31, 2014).

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

Date: May 6, 2014	HCP, Inc.

(Registrant)

/s/ LAURALEE E. MARTIN
Lauralee E. Martin
President and Chief Executive Officer
(Principal Executive Officer)

/s/ TIMOTHY M. SCHOEN
Timothy M. Schoen
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ SCOTT A. ANDERSON
Scott A. Anderson
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)