Form 10-Q
period 2014-06-30
HCP, INC.
filed 2014-08-05
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-08895

HCP, INC.

(Exact name of registrant as specified in its charter)

Maryland	33-0091377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1920 Main Street, Suite 1200

Irvine, CA 92614

(Address of principal executive offices)

(949) 407-0700

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

As of July 31, 2014, there were 458,820,961 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

HCP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Real estate:
Buildings and improvements	$10,783,296	$10,544,110
Development costs and construction in progress	251,400	225,869
Land	1,880,408	1,822,862
Accumulated depreciation and amortization	(2,100,223)	(1,965,592)
Net real estate	10,814,881	10,627,249

Net investment in direct financing leases	7,223,878	7,153,399
Loans receivable, net	375,717	366,001
Investments in and advances to unconsolidated joint ventures	190,730	196,576
Accounts receivable, net of allowance of $3,052 and $1,529, respectively	32,719	27,494
Cash and cash equivalents	54,070	300,556
Restricted cash	34,329	37,229
Intangible assets, net	477,837	489,842
Real estate assets held for sale, net	—	9,819
Other assets, net	940,008	867,705
Total assets(1)	$20,144,169	$20,075,870
LIABILITIES AND EQUITY
Bank line of credit	$310,000	$—
Term loan	234,352	226,858
Senior unsecured notes	6,826,884	6,963,375
Mortgage debt	1,229,773	1,396,485
Other debt	73,020	74,909
Intangible liabilities, net	90,426	98,810
Accounts payable and accrued liabilities	339,364	318,427
Deferred revenue	67,756	65,872
Total liabilities(2)	9,171,575	9,144,736

Commitments and contingencies

Common stock, $1.00 par value: 750,000,000 shares authorized; 458,742,070 and 456,960,648 shares issued and outstanding, respectively	458,742	456,961
Additional paid-in capital	11,388,641	11,334,041
Cumulative dividends in excess of earnings	(1,075,583)	(1,053,215)
Accumulated other comprehensive loss	(11,669)	(14,487)
Total stockholders’ equity	10,760,131	10,723,300

Joint venture partners	23,391	23,729
Non-managing member unitholders	189,072	184,105
Total noncontrolling interests	212,463	207,834
Total equity	10,972,594	10,931,134
Total liabilities and equity	$20,144,169	$20,075,870

(1)      The Company’s consolidated total assets at June 30, 2014 and December 31, 2013 each include $1 million of other assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs. See Note 16 to the Condensed Consolidated Financial Statements for additional information.

(2)      The Company’s consolidated total liabilities at June 30, 2014 and December 31, 2013 each include $9 million of accounts payable and accrued liabilities of certain VIEs for which the VIE creditors do not have recourse to HCP, Inc.  See Note 16 to the Condensed Consolidated Financial Statements for additional information.

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental and related revenues	$288,191	$277,769	$573,014	$559,308
Tenant recoveries	27,110	25,144	52,544	49,346
Resident fees and services	37,939	36,394	75,992	72,139
Income from direct financing leases	165,500	158,286	330,037	315,156
Interest income	16,937	14,147	33,633	26,533
Investment management fee income	444	499	893	942
Total revenues	536,121	512,239	1,066,113	1,023,424

Costs and expenses:
Interest expense	106,842	108,452	213,480	217,562
Depreciation and amortization	113,133	109,210	220,521	212,389
Operating	78,867	73,887	154,574	146,573
General and administrative	29,062	24,062	50,456	44,717
Total costs and expenses	327,904	315,611	639,031	621,241
Other income, net	709	3,288	2,639	15,400

Income before income taxes and equity income from unconsolidated joint ventures	208,926	199,916	429,721	417,583
Income taxes	(1,339)	(1,604)	(2,785)	(2,519)
Equity income from unconsolidated joint ventures	14,692	15,585	29,220	30,386
Income from continuing operations	222,279	213,897	456,156	445,450

Discontinued operations:
Income before gain on sales of real estate, net of income taxes	—	1,941	1,736	4,172
Gain on sales of real estate, net of income taxes	—	887	28,010	887
Total discontinued operations	—	2,828	29,746	5,059

Net income	222,279	216,725	485,902	450,509
Noncontrolling interests’ share in earnings	(3,394)	(3,324)	(7,906)	(6,523)
Net income attributable to HCP, Inc.	218,885	213,401	477,996	443,986
Participating securities’ share in earnings	(489)	(378)	(1,552)	(856)
Net income applicable to common shares	$218,396	$213,023	$476,444	$443,130

Basic earnings per common share:
Continuing operations	$0.48	$0.46	$0.98	$0.96
Discontinued operations	—	0.01	0.06	0.02
Net income applicable to common shares	$0.48	$0.47	$1.04	$0.98
Diluted earnings per common share:
Continuing operations	$0.48	$0.46	$0.98	$0.96
Discontinued operations	—	0.01	0.06	0.01
Net income applicable to common shares	$0.48	$0.47	$1.04	$0.97
Weighted average shares used to calculate earnings per common share:
Basic	458,247	454,618	457,773	454,137
Diluted	458,588	455,431	458,134	455,024

Dividends declared per common share	$0.545	$0.525	$1.09	1.05

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$222,279	$216,725	$485,902	$450,509

Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities:
Unrealized gains (losses)	(7)	—	(4)	1,355
Reclassification adjustment realized in net income	—	—	—	(9,131)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses)	3	4,025	(692)	9,345
Reclassification adjustment realized in net income	38	288	643	560
Change in Supplemental Executive Retirement Plan obligation	54	55	108	111
Foreign currency translation adjustment	2,813	(125)	2,763	53
Total other comprehensive income	2,901	4,243	2,818	2,293

Total comprehensive income	225,180	220,968	488,720	452,802
Total comprehensive income attributable to noncontrolling interests	(3,394)	(3,324)	(7,906)	(6,523)
Total comprehensive income attributable to HCP, Inc.	$221,786	$217,644	$480,814	$446,279

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share data)

(Unaudited)

				Cumulative	Accumulated
			Additional	Dividends	Other	Total	Total
	Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2014	456,961	$456,961	$11,334,041	$(1,053,215)	$(14,487)	$10,723,300	$207,834	$10,931,134
Net income	—	—	—	477,996	—	477,996	7,906	485,902
Other comprehensive income	—	—	—	—	2,818	2,818	—	2,818
Issuance of common stock, net	1,954	1,954	51,728	—	—	53,682	(73)	53,609
Repurchase of common stock	(284)	(284)	(10,802)	—	—	(11,086)	—	(11,086)
Exercise of stock options	111	111	2,681	—	—	2,792	—	2,792
Amortization of deferred compensation	—	—	11,006	—	—	11,006	—	11,006
Common dividends ($1.09 per share)	—	—	—	(500,364)	—	(500,364)	—	(500,364)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,967)	(7,967)
Issuance of noncontrolling interests	—	—	—	—	—	—	6,434	6,434
Purchase of noncontrolling interests	—	—	(13)	—	—	(13)	(1,671)	(1,684)
June 30, 2014	458,742	$458,742	$11,388,641	$(1,075,583)	$(11,669)	$10,760,131	$212,463	$10,972,594

				Cumulative	Accumulated
			Additional	Dividends	Other	Total	Total
	Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2013	453,191	$453,191	$11,180,066	$(1,067,367)	$(14,653)	$10,551,237	$202,540	$10,753,777
Net income	—	—	—	443,986	—	443,986	6,523	450,509
Other comprehensive income	—	—	—	—	2,293	2,293	—	2,293
Issuance of common stock, net	1,097	1,097	49,221	—	—	50,318	(2,997)	47,321
Repurchase of common stock	(46)	(46)	(2,224)	—	—	(2,270)	—	(2,270)
Exercise of stock options	852	852	15,957	—	—	16,809	—	16,809
Amortization of deferred compensation	—	—	11,638	—	—	11,638	—	11,638
Common dividends ($1.05 per share)	—	—	—	(477,453)	—	(477,453)	—	(477,453)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,506)	(7,506)
Issuance of noncontrolling interests	—	—	—	—	—	—	3,141	3,141
June 30, 2013	455,094	$455,094	$11,254,658	$(1,100,834)	$(12,360)	$10,596,558	$201,701	$10,798,259

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	485,902	$450,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	220,521	212,389
Discontinued operations	—	3,095
Amortization of above and below market lease intangibles, net	(343)	(6,068)
Amortization of deferred compensation	11,006	11,638
Amortization of deferred financing costs, net	9,474	9,440
Straight-line rents	(26,455)	(15,955)
Loan and direct financing lease interest accretion	(39,401)	(45,539)
Deferred rental revenues	(515)	(965)
Equity income from unconsolidated joint ventures	(29,220)	(30,386)
Distributions of earnings from unconsolidated joint ventures	2,655	1,624
Gain on sales of real estate	(28,010)	(887)
Marketable securities and other (gains) losses, net	58	(10,197)
Changes in:
Accounts receivable, net	(5,225)	462
Other assets	(6,136)	(12,852)
Accounts payable and accrued liabilities	13,394	5,294
Net cash provided by operating activities	607,705	571,602
Cash flows from investing activities:
Acquisitions of real estate	(285,429)	(60,353)
Development of real estate	(72,334)	(67,983)
Leasing costs and tenant and capital improvements	(27,458)	(19,938)
Proceeds from sales of real estate, net	36,897	3,777
Distributions in excess of earnings from unconsolidated joint ventures	1,113	904
Purchases of marketable debt securities	—	(16,706)
Proceeds from the sales of marketable securities	—	28,030
Principal repayments on loans receivable	5,547	19,112
Investments in loans receivable and other	(46,434)	(300,673)
(Increase) decrease in restricted cash	2,900	(7,105)
Net cash used in investing activities	(385,198)	(420,935)
Cash flows from financing activities:
Net borrowings under bank line of credit	310,000	265,049
Issuance of senior unsecured notes	350,000	—
Repayments of senior unsecured notes	(487,000)	(150,000)
Repayments of mortgage debt	(169,843)	(40,380)
Deferred financing costs	(9,239)	—
Issuance of common stock and exercise of options	56,401	61,860
Repurchase of common stock	(11,086)	—
Dividends paid on common stock	(500,364)	(477,453)
Issuance of noncontrolling interests	113	3,141
Distributions to and purchase of noncontrolling interests	(7,980)	(7,506)
Net cash used in financing activities	(468,998)	(345,289)
Effect of foreign exchange on cash and cash equivalents	5	63
Net decrease in cash and cash equivalents	(246,486)	(194,559)
Cash and cash equivalents, beginning of period	300,556	247,673
Cash and cash equivalents, end of period	$54,070	$53,114

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)         Business

HCP, Inc., a Standard & Poor’s (“S&P”) 500 company, together with its consolidated entities (collectively, “HCP” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). The Company is a Maryland corporation and was organized to qualify as a self-administered real estate investment trust (“REIT”) in 1985. The Company is headquartered in Irvine, California, with offices in Nashville, Tennessee and San Francisco, California. The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers. The Company’s portfolio is comprised of investments in the following five healthcare segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. The Company makes investments within the healthcare segments using the following five investment products: (i) properties under lease, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management and (v) investments in senior housing operations utilizing the structure permitted by the Housing and Economic Recovery Act of 2008, which is commonly referred to as “RIDEA.”

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

The condensed consolidated financial statements include the accounts of HCP, Inc., its wholly-owned subsidiaries, joint ventures and variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”).

Certain amounts in the Company’s condensed consolidated financial statements have been reclassified for prior periods to conform to the current period presentation. For periods through March 31, 2014, operating results for real estate assets sold have been reclassified from continuing to discontinued operations on the condensed consolidated statements of income (see Note 4).

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

In connection with the Company’s quarterly loans receivable and direct financing leases (“DFLs”) (collectively, “Finance Receivables”) review process, Finance Receivables are assigned an internal rating of Performing, Watch List or Workout. Finance Receivables that are deemed Performing meet all present contractual obligations, and collection and timing of all amounts owed is reasonably assured. Watch List Finance Receivables meet all present contractual obligations; however, the timing and/or collection of all amounts owed may not be reasonably assured. Workout Finance Receivables are defined as Finance Receivables where the Company has determined, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement.

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

Allowances are established for Finance Receivables based upon an estimate of probable losses on an individual basis, if they are determined to be impaired. Finance Receivables are impaired when it is deemed probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan or lease. An allowance is based upon the Company’s assessment of the borrower’s or lessee’s overall financial condition, economic resources, payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the net realizable value of any collateral. These estimates consider all available evidence, including the expected future cash flows discounted at the Finance Receivable’s effective interest rate, fair value of collateral, general economic conditions and trends, historical and industry loss experience, and other relevant factors, as appropriate.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). This update changes the requirements for reporting and the definition of discontinued operations. Based on the current revisions, the disposal of a component of an entity, or a group of components of an entity, is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when certain defined criteria are met. ASU 2014-08 is effective for fiscal years and interim periods ending after December 15, 2014 and shall be applied prospectively. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. On April 1, 2014, the Company early adopted ASU 2014-08; the adoption of ASU 2014-08 did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This update changes the guidance for recognizing revenue. ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years and interim periods ending after December 15, 2016, including interim periods. Early adoption is not permitted. The Company is evaluating the impact of the adoption of ASU 2014-09 on January 1, 2017 to the Company’s consolidated financial position or results of operations.

(3)         Real Estate Property Investments

On June 6, 2014, the Company acquired a portfolio of 20 care homes for $127 million (£75.8 million) subject to long-term triple-net leases. These facilities are located throughout the United Kingdom (“UK”) and are leased to Maria Mallaband Care Group. The triple-net leases have initial terms of 15 years, plus two 10-year extension options and provide for initial annual rent of $9.7 million (£5.8 million). The cross-defaulted contractual rents will increase annually based on the Retail Price Index (UK measure of inflation), subject to a floor of 2% and a ceiling of 4.5%.

A summary of real estate acquisitions for the six months ended June 30, 2014 follows (in thousands):

	Consideration					Assets Acquired
Segment	Cash Paid		Debt and Other Liabilities Assumed	Noncontrolling Interest		Real Estate	Net Intangibles
Senior housing	$215,381	(1)	$1	$6,321	(2)	$204,758	$16,945
Life science	43,500		250	—		41,281	2,469
Medical office	26,548		272	—		22,820	4,000
	$285,429		$523	$6,321		$268,859	$23,414

(1)          Includes £75.8 million translated into U.S. dollars.

(2)          Includes $5 million of non-managing member limited liability company units.

During the six months ended June 30, 2013, the Company acquired four senior housing communities from a joint venture between Emeritus Corporation (“Emeritus”) and Blackstone Real Estate Partners VI for $38 million, acquired a senior housing facility for $18 million, exercised its purchase option for a senior housing facility it previously leased for $16 million and acquired 38 acres of land in the post-acute/skilled nursing segment for $408,000.

During the six months ended June 30, 2014 and 2013, the Company funded an aggregate of $101 million and $76 million, respectively, for construction, tenant and other capital improvement projects, primarily in its senior housing, life science and medical office segments.

(4)   Dispositions of Real Estate and Discontinued Operations

During the six months ended June 30, 2014, the Company sold two post-acute/skilled nursing facilities for $22 million, a hospital for $17 million and a medical office building (“MOB”) for $145,000. During the six months ended June 30, 2013, the Company sold a senior housing facility for $4 million.

There were no assets classified as held for sale at June 30, 2014. At December 31, 2013, one hospital and two post-acute/skilled nursing facilities were classified as held for sale, with a carrying value of $10 million.

The following table summarizes operating income from discontinued operations and gain on sales of real estate included in discontinued operations (dollars in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2014	2013
Rental and related revenues	$4,824	$1,810	$9,908

Depreciation and amortization expenses	1,557	—	3,095
Operating expenses	927	54	1,846
Other expenses, net	399	20	795
Income before gain on sales of real estate, net of income taxes	$1,941	$1,736	$4,172

Gain on sales of real estate, net of income taxes	$887	$28,010	$887

Number of properties included in discontinued operations	16	2	16

(5)        Net Investment in Direct Financing Leases

The components of net investment in DFLs consisted of the following (dollars in thousands):

	June 30,	December 31,
	2014	2013
Minimum lease payments receivable	$24,517,865	$24,808,386
Estimated residual values	4,134,405	4,134,405
Less unearned income	(21,428,392)	(21,789,392)
Net investment in direct financing leases	$7,223,878	$7,153,399
Properties subject to direct financing leases	364	364

The minimum lease payments receivable are primarily attributable to HCR ManorCare, Inc. (“HCR ManorCare”) ($23.3 billion and $23.5 billion at June 30, 2014 and December 31, 2013, respectively). The triple-net master lease with HCR ManorCare provides for annual rent of $524 million beginning April 1, 2014 (prior to April 1, 2014, annual rent was $506 million). The rent increases by 3.5% per year over the next two years and by 3% for the remaining portion of the initial lease term. The properties are grouped into four pools, and HCR ManorCare has a one-time extension option for each pool with rent increased for the first year of the extension option to the greater of fair market rent or a 3% increase over the rent for the prior year. Including the extension options, which the Company determined to be bargain renewal options, the four leased pools had total initial available terms ranging from 23 to 35 years.

The following table summarizes the Company’s internal ratings for net investment in DFLs at June 30, 2014 (in thousands):

	Carrying	Percentage of DFL	Internal Ratings
Investment Type	Amount	Portfolio	Performing DFLs	Watch List DFLs	Workout DFLs
Senior housing	$1,488,704	20	$1,116,401	$372,303	$—
Post-acute/skilled nursing	5,611,283	78	5,611,283	—	—
Hospital	123,891	2	123,891	—	—
	$7,223,878	100	$6,851,575	$372,303	$—

During the quarter ended September 30, 2013, the Company placed a 14-property senior housing DFL (the “DFL Portfolio”) on non-accrual status. Based on the Company’s determination that the timing of the collection of all rental payments was no longer reasonably assured, rental revenue for the DFL Portfolio is recognized on a cash basis. Furthermore, the Company determined that the DFL Portfolio was not impaired at September 30, 2013, based on its belief that: (i) it was not probable that it will not collect all of the rental payments under the terms of the lease; and (ii) the fair value of the underlying collateral exceeded the DFL Portfolio’s $376 million carrying amount. The fair value of the DFL Portfolio was estimated based on a discounted cash flow model, which inputs are considered to be a Level 3 measurement within the fair value hierarchy. Inputs to this valuation model include real estate capitalization rates, industry growth rates and operating margins, some of which influence the Company’s expectation of future cash flows from the DFL Portfolio and, accordingly, the fair value of its investment. During the three months ended June 30, 2014 and 2013, the Company recognized DFL income of $5 million and $7 million, respectively, and received cash payments of $6 million in each period, respectively, from the DFL Portfolio. During the six months ended June 30, 2014 and 2013, the Company recognized DFL income of $10 million and $14 million, respectively, and received cash payments of $12 million in each period from the DFL Portfolio. The carrying value of the DFL Portfolio was $372 million and $374 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, the Company believes the fair value of the collateral supporting this loan is in excess of its carrying value.

(6)   Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	June 30, 2014			December 31, 2013
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine	$—	$233,854	$233,854	$—	$234,455	$234,455
Other(1)	157,819	—	157,819	147,669	—	147,669
Unamortized discounts, fees and costs	—	(2,546)	(2,546)	—	(2,713)	(2,713)
Allowance for loan losses	—	(13,410)	(13,410)	—	(13,410)	(13,410)
	$157,819	$217,898	$375,717	$147,669	$218,332	$366,001

(1)          Includes $128 million and $117 million at June 30, 2014 and December 31, 2013, respectively, of construction loans outstanding related to senior housing development projects.  At June 30, 2014, the Company had $19.5 million remaining under its commitments to fund development projects.

The following table summarizes the Company’s internal ratings for loans receivable at June 30, 2014 (in thousands):

	Carrying	Percentage of Loan	Internal Ratings
Investment Type	Amount	Portfolio	Performing Loans	Watch List Loans	Workout Loans
Real estate secured	$157,819	42	$157,819	$—	$—
Other secured	217,898	58	200,428	—	17,470
	$375,717	100	$358,247	$—	$17,470

Other Secured Loans

Barchester Loan.  On May 2, 2013, the Company acquired £121 million ($188 million) of subordinated debt at a discount for £109 million ($170 million). The loan was secured by an interest in 160 facilities leased and operated by Barchester Healthcare (“Barchester”). On August 23, 2013, the Company acquired an additional investment in this loan of £9 million ($14 million) at a discount for £5 million ($8 million). This loan accrued interest on its face value at a floating rate of LIBOR plus a weighted-average margin of 3.14%. This loan investment was financed by a GBP denominated draw on the Company’s revolving line of credit facility that is discussed in Note 10. On September 6, 2013, the Company received £129 million ($202 million) from the par payoff of its Barchester debt investments. As a result, the Company recognized interest income of $24 million primarily representing the debt investment’s unamortized discounts. A portion of the proceeds from the Barchester repayment were used to repay the total outstanding amount of the Company’s GBP denominated draw on its revolving line of credit facility.

Tandem Health Care Loan.  On July 31, 2012, the Company closed a mezzanine loan facility to lend up to $205 million to Tandem Health Care (“Tandem”), as part of the recapitalization of a post-acute/skilled nursing portfolio. The Company funded $100 million (the “First Tranche”) at closing and funded an additional $102 million (the “Second Tranche”) in June 2013. At June 30, 2014, the loans were subordinate to $442 million of senior mortgage debt. The loans bear interest at fixed rates of 12% and 14% per annum for the First and Second Tranches, respectively. This loan facility has a total term of up to 63 months from the First Tranche closing, is prepayable at the borrower’s option and is secured by real estate partnership interests. The loans are subject to prepayment premiums if repaid on or before the third anniversary from the First Tranche closing date.

Delphis Operations, L.P. Loan.  The Company holds a secured term loan made to Delphis Operations, L.P. (“Delphis” or the “Borrower”) that is collateralized by assets of the Borrower. The Borrower’s collateral is comprised primarily of a partnership interest in an operating surgical facility that leases a property owned by the Company. This loan is on cost recovery status. The carrying value of the loan, net of an allowance for loan losses of $13 million, was $17.5 million and $18.1 million at June 30, 2014 and December 31, 2013, respectively. During the three and six months ended June 30, 2014, the Company received cash payments from the Borrower of $0.6 million. At June 30, 2014, the Company believes the fair value of the collateral supporting this loan is in excess of its carrying value.

A reconciliation of the Company’s allowance related to the Company’s senior secured loan to Delphis follows (in thousands):

Amount
Balance at January 1, 2014	$13,410
Additions	—
Balance at June 30, 2014	$13,410

(7)   Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method at June 30, 2014 (dollars in thousands):

Entity(1)	Segment	Investment(2)	Ownership%
HCR ManorCare	post-acute/skilled nursing	$80,777	9.4
HCP Ventures III, LLC	medical office	6,944	30
HCP Ventures IV, LLC	medical office and hospital	28,369	20
HCP Life Science(3)	life science	68,329	50-63
Suburban Properties, LLC	medical office	5,952	67
Advances to unconsolidated joint ventures, net		359
		$190,730

Edgewood Assisted Living Center, LLC	senior housing	$(384)
Seminole Shores Living Center, LLC	senior housing	(580)
		$(964)

(1)          These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.

(2)          Represents the carrying value of the Company’s investment in the unconsolidated joint ventures. Negative balances are recorded in accounts payable and accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. Includes a 72% interest in a senior housing partnership that has a zero investment balance.

(3)          Includes three unconsolidated joint ventures between the Company and an institutional capital partner for which the Company is the managing member. HCP Life Science includes the following partnerships (and the Company’s ownership percentage): (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%).

Summarized combined financial information for the Company’s unconsolidated joint ventures follows (in thousands):

	June 30,	December 31,
	2014	2013
Real estate, net	$3,627,622	$3,662,450
Goodwill and other assets, net	5,326,719	5,384,553
Total assets	$8,954,341	$9,047,003

Capital lease obligations and mortgage debt	$6,700,301	$6,768,815
Accounts payable	1,033,229	1,045,260
Other partners’ capital	1,089,086	1,098,228
HCP’s capital(1)	131,725	134,700
Total liabilities and partners’ capital	$8,954,341	$9,047,003

(1)          The combined basis difference of the Company’s investments in these joint ventures of $58 million, as of June 30, 2014, is primarily attributable to goodwill, real estate, capital lease obligations, deferred tax assets and lease-related net intangibles.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenues	$1,064,655	$1,051,012	$2,137,843	$2,135,263
Loss from discontinued operations	(4,200)	(3,000)	(5,600)	(5,700)
Net (loss) income	(11,834)	10,122	(3,973)	20,494
HCP’s share of earnings(1)	14,692	15,585	29,220	30,386
Fees earned by HCP	444	499	893	942
Distributions received by HCP	566	1,157	3,768	2,528

(1)          The Company’s joint venture interest in HCR ManorCare is accounted for using the equity method and results in an ongoing elimination of DFL income proportional to HCP’s ownership in HCR ManorCare. The elimination of the respective proportional lease expense at the HCR ManorCare level in substance results in $16 million and $15 million of DFL income that is recharacterized to the Company’s share of earnings from HCR ManorCare (equity income from unconsolidated joint ventures) for the three months ended June 30, 2014 and 2013, respectively. For both the six months ended June 30, 2014 and 2013, $31 million of DFL income was recharacterized to the Company’s share of earnings from HCR ManorCare.

(8)         Intangibles

At June 30, 2014 and December 31, 2013, intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles and below market ground lease intangibles, were $796 million and $781 million, respectively. At June 30, 2014 and December 31, 2013, the accumulated amortization of intangible assets was $318 million and $291 million, respectively.

At both June 30, 2014 and December 31, 2013, intangible lease liabilities, comprised of below market lease intangibles and above market ground lease intangibles were $207 million. At June 30, 2014 and December 31, 2013, the accumulated amortization of intangible liabilities was $117 million and $108 million, respectively.

(9)         Other Assets

The Company’s other assets consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Straight-line rent assets, net of allowance of $34,274 and $34,230 respectively	$392,766	$368,919
Marketable debt securities, net	251,888	244,089
Leasing costs, net	104,984	104,601
Deferred financing costs, net	45,782	42,106
Goodwill	50,346	50,346
Other(1)	94,242	57,644
Total other assets	$940,008	$867,705

(1)    Includes a $5.4 million allowance for losses related to accrued interest receivable on the Delphis loan, which accrued interest is included in other assets. At both June 30, 2014 and December 31, 2013, the carrying value of interest accrued related to the Delphis loan was zero. Also includes a loan receivable for $12 million and $10 million at June 30, 2014 and December 31, 2013, respectively, from HCP Ventures IV, LLC, an unconsolidated joint venture (see Note 7 for additional information). The loan bears interest at a fixed rate of 12% per annum and matures in May 2015.

During the six months ended June 30, 2013, the Company realized gains from the sale of marketable equity securities of $11 million that were included in other income, net.

Four Seasons Health Care Senior Unsecured Notes

On June 28, 2012, the Company purchased senior unsecured notes with an aggregate par value of £138.5 million at a discount for £136.8 million (par value of $237 million). The notes were issued by Elli Investments Limited, a subsidiary of Terra Firma, a European private equity firm, as part of its financing for the acquisition of Four Seasons Health Care (“Four Seasons”), an elderly and specialist care provider in the UK. The notes mature in June 2020 and are non-callable through June 2016. The notes bear interest on their par value at a fixed rate of 12.25% per annum, with an original issue discount resulting in a yield to maturity of 12.5%. This investment was financed by a GBP denominated unsecured term loan that is discussed in Note 10. These senior unsecured notes are accounted for as marketable debt securities and classified as held-to-maturity.

(10) Debt

Bank Line of Credit and Term Loan

On March 31, 2014, the Company amended its unsecured revolving line of credit facility (the “Facility”) with a syndicate of banks, which was scheduled to mature in March 2016, increasing the borrowing capacity by $500 million to $2.0 billion. The amended Facility matures on March 31, 2018, with a one-year committed extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends upon the Company’s debt ratings. The Company pays a facility fee on the entire revolving commitment that depends on its debt ratings. Based on the Company’s debt ratings at June 30, 2014, the margin on the Facility was 0.925%, and the facility fee was 0.15%. The Facility also includes a feature that will allow the Company to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At June 30, 2014, the Company had $310 million outstanding under the Facility with a weighted average effective interest rate of 1.42%.

On July 30, 2012, the Company entered into a credit agreement with a syndicate of banks for a £137 million ($234 million at June 30, 2014) four-year unsecured term loan (the “Term Loan”). Based on the Company’s debt ratings at June 30, 2014, the Term Loan accrues interest at a rate of GBP LIBOR plus 1.20%. Concurrent with the closing of the Term Loan, the Company entered into a four-year interest rate swap contract that fixes the interest rate of the Term Loan at 1.81%, subject to adjustments based on the Company’s debt ratings. The Term Loan contains a one-year committed extension option.

The Facility and Term Loan contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60% and (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times. The Facility and Term Loan also require a Minimum Consolidated Tangible Net Worth of $9.5 billion at June 30, 2014. At June 30, 2014, the Company was in compliance with each of these restrictions and requirements of the Facility and Term Loan.

Senior Unsecured Notes

At June 30, 2014, the Company had senior unsecured notes outstanding with an aggregate principal balance of $6.9 billion. At June 30, 2014, interest rates on the notes ranged from 2.79% to 6.99% with a weighted average effective interest rate of 5.06% and a weighted average maturity of six years. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at June 30, 2014.

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

Mortgage Debt

At June 30, 2014, the Company had $1.2 billion in aggregate principal amount of mortgage debt outstanding secured by 94 healthcare facilities (including redevelopment properties) with a carrying value of $1.5 billion. At June 30, 2014, interest rates on the mortgage debt ranged from 0.44% to 8.69% with a weighted average effective interest rate of 6.20% and a weighted average maturity of three years.

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

Debt Maturities

The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at June 30, 2014 (in thousands):

Year	Bank Line of Credit	Term Loan(1)	Senior Unsecured Notes	Mortgage Debt	Total(2)
2014 (Six months)	$—	$—	$—	$11,573	$11,573
2015	—	—	400,000	308,421	708,421
2016	—	234,352	900,000	291,736	1,426,088
2017	—	—	750,000	550,477	1,300,477
2018	310,000	—	600,000	6,583	916,583
Thereafter	—	—	4,200,000	65,242	4,265,242
	310,000	234,352	6,850,000	1,234,032	8,628,384
Discounts, net	—	—	(23,116)	(4,259)	(27,375)
	$310,000	$234,352	$6,826,884	$1,229,773	$8,601,009

(1)          Represents £137 million translated into U.S. dollars.

(2)          Excludes $73 million of other debt that represents Life Care Bonds that have no scheduled maturities that are discussed below.

Other Debt

At June 30, 2014, the Company had $73 million of non-interest bearing life care bonds at two of its continuing care retirement communities and non-interest bearing occupancy fee deposits at two of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). The Life Care Bonds are generally refundable to the residents upon the termination of the contract or upon the successful resale of the unit.

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

The following table provides information regarding the Company’s concentrations with respect to certain operators and tenants; the information provided is presented for the gross assets and revenues that are associated with certain operators and tenants as percentages of the respective segment’s and total Company’s assets and revenues:

The following table lists the Company’s senior housing concentrations:

	Percentage of Senior Housing Gross Assets		Percentage of Senior Housing Revenues		Percentage of Senior Housing Revenues
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Operators	2014	2013	2014	2013	2014	2013
HCR ManorCare	11%	11%	10%	10%	10%	10%
Brookdale Senior Living (“Brookdale”)(1)	46	48	46	46	46	46
Sunrise Senior Living (“Sunrise”)(2)	17	17	11	13	11	13

The following table lists the Company’s post-acute/skilled nursing concentrations:

	Percentage of Post-Acute/ Skilled Nursing Gross Assets		Percentage of Post-Acute/ Skilled Nursing Revenues		Percentage of Post-Acute/ Skilled Nursing Revenues
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Operators	2014	2013	2014	2013	2014	2013
HCR ManorCare	89%	89%	86%	87%	86%	88%

The following table lists the total Company concentrations:

	Percentage of Total Company Assets		Percentage of Total Company Revenues		Percentage of Total Company Revenues
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Operators	2014	2013	2014	2013	2014	2013
HCR ManorCare	32%	32%	28%	29%	28%	28%
Brookdale(1)	19	19	17	17	17	17
Sunrise(2)	7	7	4	5	4	5

(1)          On July 31, 2014, Brookdale completed its acquisition of Emeritus Corporation (“Emeritus”). These percentages of segment revenues, total revenues, segment assets and total assets for all periods presented are prepared on a pro forma basis to reflect the combined concentration for Brookdale and Emeritus, as if the merger had occurred as of the beginning of the periods presented. Additionally, on April 23, 2014, the Company agreed to amend or terminate its Emeritus (pre-merger) leases and enter into two RIDEA joint ventures with Brookdale (see Note 20 for additional information regarding these potential transactions).Percentages do not include senior housing facilities that Brookdale manages (is not a tenant) on behalf of the Company, under a RIDEA structure.

(2)          Certain of the Company’s properties are leased to tenants who have entered into management contracts with Sunrise to operate the respective property on their behalf. The Company’s concentration of gross assets includes properties directly leased to Sunrise and properties that are managed by Sunrise on behalf of third party tenants.

HCR ManorCare’s summarized condensed consolidated financial information follows (in millions):

	June 30,	December 31,
	2014	2013
Real estate and other property, net	$2,970.7	$2,993.2
Cash and cash equivalents	150.7	141.8
Goodwill, intangible and other assets, net	5,099.9	5,174.9
Total assets	$8,221.3	$8,309.9

Debt and financing obligations	$6,191.7	$6,258.5
Accounts payable, accrued liabilities and other	996.4	1,013.4
Total equity	1,033.2	1,038.0
Total liabilities and equity	$8,221.3	$8,309.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$1,039.1	$1,024.3	$2,086.7	$2,083.8
Operating, general and administrative expense	(914.5)	(864.4)	(1,810.3)	(1,764.0)
Depreciation and amortization expense	(35.3)	(35.7)	(70.9)	(72.4)
Interest expense	(102.2)	(103.9)	(204.7)	(208.1)
Other income (expense), net	1.6	(0.5)	4.5	1.7
(Loss) income from continuing operations before income tax benefit (expense)	(11.3)	19.8	5.3	41.0
Income tax benefit (expense)	4.6	(6.7)	(2.2)	(13.5)
(Loss) income from continuing operations	(6.7)	13.1	3.1	27.5
Loss from discontinued operations, net of taxes	(4.2)	(3.0)	(5.6)	(5.7)
Net (loss) income	$(10.9)	$10.1	$(2.5)	$21.8

Brookdale is subject to the registration and reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Brookdale contained or referred to in this Quarterly Report on Form 10-Q has been derived from SEC filings made by Brookdale, as the case may be, or other publicly available information, or was provided to the Company by Brookdale, and the Company has not verified this information through an independent investigation or otherwise. The Company has no reason to believe that this information is inaccurate in any material respect, but the Company cannot assure the reader of its accuracy. The Company is providing this data for informational purposes only, and encourages the reader to obtain Brookdale’s publicly available filings, which can be found at the SEC’s website at www.sec.gov.

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

Credit Enhancement Guarantee

Certain of the Company’s senior housing facilities serve as collateral for $108 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, had a carrying value of $372 million as of June 30, 2014.

(12) Equity

Common Stock

The following table lists the common stock cash dividends declared by the Company in 2014:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
January 30	February 10	$0.545	February 25
May 1	May 12	0.545	May 27
July 31	August 11	0.545	August 26

The following is a summary of the Company’s common stock issuances (shares in thousands):

	Six Months Ended June 30,
	2014	2013
Dividend Reinvestment and Stock Purchase Plan	1,386	925
Conversion of DownREIT units(1)	2	85
Exercise of stock options	111	852
Vesting of restricted stock units	567	103

(1)          Non-managing member LLC units.

Accumulated Other Comprehensive Loss

The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	June 30,	December 31,
	2014	2013
Unrealized losses on available for sale securities	$(4)	$—
Unrealized losses on cash flow hedges, net	(10,846)	(10,797)
Supplemental Executive Retirement Plan minimum liability	(2,802)	(2,910)
Cumulative foreign currency translation adjustment	1,983	(780)
Total accumulated other comprehensive loss	$(11,669)	$(14,487)

Noncontrolling Interests

At June 30, 2014, non-managing members held an aggregate of 4 million units in five limited liability companies (“DownREITs”), for which the Company is the managing member. At June 30, 2014, the carrying and fair values of these DownREIT units were $189 million and $253 million, respectively.

(13) Segment Disclosures

The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the senior housing, post-acute/skilled nursing, life science and hospital segments, the Company primarily invests, through the acquisition and development of real estate, in single operator or tenant properties and debt issued by operators in these sectors. Under the medical office segment, the Company invests through the acquisition and development of MOBs, which generally require a greater level of property management. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements herein and in the Company’s 2013 Annual Report on Form 10-K filed with the SEC. There were no intersegment sales or transfers during the six months ended June 30, 2014 and 2013. The Company evaluates performance based upon net operating income from continuing operations (“NOI”), adjusted (cash) NOI and interest income of the investments in each segment.

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

Summary information for the reportable segments follows (in thousands):

For the three months ended June 30, 2014:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted (Cash) NOI(2)
Senior housing	$151,904	$37,939	$3,430	$—	$193,273	$165,020	$153,476
Post-acute/skilled	138,548	—	13,507	—	152,055	138,015	122,105
Life science	77,541	—	—	1	77,542	62,092	59,339
Medical office	91,541	—	—	443	91,984	54,376	53,770
Hospital	21,267	—	—	—	21,267	20,370	20,475
Total	$480,801	$37,939	$16,937	$444	$536,121	$439,873	$409,165

For the three months ended June 30, 2013:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted (Cash) NOI(2)
Senior housing	$150,261	$36,394	$2,806	$—	$189,461	$163,319	$148,005
Post-acute/skilled	135,255	—	11,029	—	146,284	134,623	117,822
Life science	75,227	—	—	1	75,228	61,388	58,265
Medical office	89,996	—	—	498	90,494	54,883	53,770
Hospital	10,460	—	312	—	10,772	9,493	21,304
Total	$461,199	$36,394	$14,147	$499	$512,239	$423,706	$399,166

For the six months ended June 30, 2014:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted (Cash) NOI(2)
Senior housing	$301,989	$75,992	$6,714	$—	$384,695	$328,610	$303,851
Post-acute/skilled	276,328	—	26,919	—	303,247	275,263	240,204
Life science	153,663	—	—	2	153,665	124,053	118,168
Medical office	180,803	—	—	891	181,694	108,122	106,799
Hospital	42,812	—	—	—	42,812	40,965	41,136
Total	$955,595	$75,992	$33,633	$893	$1,066,113	$877,013	$810,158

For the six months ended June 30, 2013:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted (Cash) NOI(2)
Senior housing	$299,157	$72,139	$5,207	$—	$376,503	$324,438	$290,726
Post-acute/ skilled	269,091	—	21,014	—	290,105	267,830	231,669
Life science	148,557	—	—	2	148,559	121,335	114,605
Medical office	176,827	—	—	940	177,767	107,450	105,010
Hospital	30,178	—	312	—	30,490	28,323	39,780
Total	$923,810	$72,139	$26,533	$942	$1,023,424	$849,376	$781,790

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

The following is a reconciliation of reported net income to NOI and adjusted NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$222,279	$216,725	$485,902	$450,509
Interest income	(16,937)	(14,147)	(33,633)	(26,533)
Investment management fee income	(444)	(499)	(893)	(942)
Interest expense	106,842	108,452	213,480	217,562
Depreciation and amortization	113,133	109,210	220,521	212,389
General and administrative	29,062	24,062	50,456	44,717
Other income, net	(709)	(3,288)	(2,639)	(15,400)
Income taxes	1,339	1,604	2,785	2,519
Equity income from unconsolidated joint ventures	(14,692)	(15,585)	(29,220)	(30,386)
Total discontinued operations	—	(2,828)	(29,746)	(5,059)
NOI	439,873	423,706	877,013	849,376
Straight-line rents	(12,487)	2,838	(26,455)	(15,955)
DFL accretion	(17,813)	(21,394)	(39,235)	(45,564)
Amortization of above and below market lease intangibles, net	(175)	(5,990)	(343)	(6,068)
Lease termination fees	(233)	(15)	(811)	(15)
NOI adjustments related to discontinued operations	—	21	(11)	16
Adjusted (Cash) NOI	$409,165	$399,166	$810,158	$781,790

The Company’s total assets by segment were (in thousands):

	June 30,	December 31,
Segments	2014	2013
Senior housing	$8,046,417	$7,803,085
Post-acute/skilled nursing	6,335,887	6,266,938
Life science	4,078,119	3,986,187
Medical office	2,702,584	2,686,069
Hospital	639,945	639,357
Gross segment assets	21,802,952	21,381,636
Accumulated depreciation and amortization	(2,417,853)	(2,254,591)
Net segment assets	19,385,099	19,127,045
Assets held-for-sale, net	—	9,819
Other non-segment assets	759,070	939,006
Total assets	$20,144,169	$20,075,870

At both June 30, 2014 and December 31, 2013, goodwill of $50 million was allocated to segment assets as follows: (i) senior housing—$31 million, (ii) post-acute/skilled nursing—$3 million, (iii) medical office—$11 million, and (iv) hospital—$5 million.

(14) Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator
Income from continuing operations	$222,279	$213,897	$456,156	$445,450
Noncontrolling interests’ share in continuing operations	(3,394)	(3,245)	(6,729)	(6,379)
Income from continuing operations applicable to HCP, Inc.	218,885	210,652	449,427	439,071
Participating securities’ share in continuing operations	(489)	(378)	(1,552)	(856)
Income from continuing operations applicable to common shares	218,396	210,274	447,875	438,215
Discontinued operations	—	2,828	29,746	5,059
Noncontrolling interests’ share in discontinued operations	—	(79)	(1,177)	(144)
Net income applicable to common shares	$218,396	$213,023	$476,444	$443,130

Denominator
Basic weighted average common shares	458,247	454,618	457,773	454,137
Dilutive potential common shares	341	813	361	887
Diluted weighted average common shares	458,588	455,431	458,134	455,024

Basic earnings per common share
Income from continuing operations	$0.48	$0.46	$0.98	$0.96
Discontinued operations	—	0.01	0.06	0.02
Net income applicable to common shares	$0.48	$0.47	$1.04	$0.98

Diluted earnings per common share
Income from continuing operations	$0.48	$0.46	$0.98	$0.96
Discontinued operations	—	0.01	0.06	0.01
Net income applicable to common shares	$0.48	$0.47	$1.04	$0.97

Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, which require the use of the two-class method when computing basic and diluted earnings per share. Options to purchase approximately 1.4 million and 0.5 million shares of common stock that had an exercise price (including deferred compensation expense) in excess of the average closing market price of the Company’s common stock during the six months ended June 30, 2014 and 2013, respectively, were not included in the Company’s earnings per share calculations because they are anti-dilutive. Restricted stock and performance restricted stock units representing 0.8 million and 0.4 million shares of common stock during the six months ended June 30, 2014 and 2013, respectively, were not included because they are anti-dilutive. Additionally, 6.1 million shares issuable upon conversion of 4.0 million DownREIT units during the six months ended June 30, 2014 were not included because they are anti-dilutive. During the six months ended June 30, 2013, 6.0 million shares issuable upon conversion of 3.9 million DownREIT units were not included because they are anti-dilutive.

(15) Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2014	2013
Supplemental cash flow information:
Interest paid, net of capitalized interest	$204,590	$205,207
Income taxes paid	3,380	1,995
Capitalized interest	5,983	8,036

	Six Months Ended June 30,
	2014	2013
Supplemental schedule of non-cash investing activities:
Accrued construction costs	25,069	17,585
Noncontrolling interest disposed in connection with real estate sales	1,671	—
Supplemental schedule of non-cash financing activities:
Vesting of restricted stock units	567	103
Cancellation of restricted stock	(1)	(16)
Conversion of non-managing member units into common stock	73	2,912
Noncontrolling interest issued in connection with real estate acquisition	6,321	—
Mortgages and other liabilities assumed with real estate acquisitions	523	12,728
Unrealized gains (losses) on available-for-sale securities and derivatives designated as cash flow hedges, net	(696)	10,700

(16) Variable Interest Entities

Unconsolidated Variable Interest Entities

At June 30, 2014, the Company leased 48 properties to a total of seven VIE tenants and has additional investments in a loan and marketable debt securities to VIE borrowers. The Company has determined that it is not the primary beneficiary of these VIEs.

The Company leased 48 properties to a total of seven tenants that have been identified as VIEs (“VIE tenants”). These VIE tenants are thinly capitalized entities that rely on the cash flows generated from the senior housing facilities to pay operating expenses, including the rent obligations under their leases. The Company has no formal involvement in these VIE tenants beyond its investment. The Company does not consolidate the VIE tenants because it does not have the ability to control the activities that most significantly impact the VIE’s economics.

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

The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company’s involvement with these VIEs are presented below at June 30, 2014 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset/Liability Type	Carrying Amount
VIE tenants—operating leases	$227,429	Lease intangibles, net and straight-line rent receivables	$13,605
VIE tenants—DFLs	1,060,944	Net investment in DFLs	600,984
Loan—senior secured	17,470	Loans receivable, net	17,470
CMBS	17,338	Marketable debt securities	17,338

(1)         The Company’s maximum loss exposure related to the VIE tenants represents the future minimum lease payments over the remaining term of the respective leases, which may be mitigated by re-leasing the properties to new tenants. The Company’s maximum loss exposure related to its loans and marketable debt securities to the VIE borrowers represents its current aggregate carrying amount.

As of June 30, 2014, the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls). See Notes 5 and 6 for additional descriptions of the nature, purpose and activities of the Company’s unconsolidated VIEs and interests therein.

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

(17) Fair Value Measurements

The following table illustrates the Company’s financial assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets. Recognized gains and losses are recorded in other income, net on the Company’s condensed consolidated statements of income. During the six months ended June 30, 2014, there were no transfers of financial assets or liabilities within the fair value hierarchy.

The financial assets and liabilities carried at fair value on a recurring basis at June 30, 2014 follow (in thousands):

Financial Instrument	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$27	$27	$—	$—
Interest-rate swap assets(1)	2,576	—	2,576	—
Interest-rate swap liabilities(1)	(8,327)	—	(8,327)	—
Currency swap liabilities(1)	(3,756)	—	(3,756)	—
Warrants(1)	182	—	—	182
	$(9,298)	$27	$(9,507)	$182

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

The table below summarizes the carrying values and fair values of the Company’s financial instruments (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$375,717	$387,621	$366,001	$373,441
Marketable debt securities(1)	251,888	293,188	244,089	280,850
Marketable equity securities(1)	27	27	—	—
Warrants(3)	182	182	114	114
Term loan(2)	234,352	234,352	226,858	226,858
Senior unsecured notes(1)	6,826,884	7,441,232	6,963,375	7,405,817
Mortgage debt(2)	1,229,773	1,273,673	1,396,485	1,421,214
Other debt(2)	73,020	73,020	74,909	74,909
Interest-rate swap assets(2)	2,576	2,576	2,325	2,325
Interest-rate swap liabilities(2)	(8,327)	(8,327)	8,384	8,384
Currency swap liabilities(2)	(3,756)	(3,756)	2,756	2,756

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

(19) Derivative Financial Instruments

The following table summarizes the Company’s outstanding interest-rate and foreign currency swap contracts as of June 30, 2014 (dollars and GBP in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate/Buy Amount	Floating/Exchange Rate Index	Notional/ Sell Amount	Fair Value(1)
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(6,057)
November 2008(3)	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	$26,000	$(2,270)
July 2012(3)	June 2016	Cash Flow	1.81%	1 Month GBP LIBOR+1.20%	£137,000	$2,576
July 2012(4)	June 2016	Cash Flow	$45,500	Buy USD/Sell GBP	£29,000	$(3,756)

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

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of a derivative instrument due to adverse changes in market prices. Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative contracts, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At June 30, 2014, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

At June 30, 2014, the Company expects that the hedged forecasted transactions for each of the outstanding qualifying cash flow hedging relationships remain probable of occurring, and as a result, no gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings. During the six months ended June 30, 2014, there was no ineffective portion related to outstanding hedges.

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

		Effects of Change in Interest and Foreign Currency Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
July 2005	July 2020	$1,247	$(1,334)	$2,537	$(2,624)
November 2008	October 2016	301	(285)	594	(578)
July 2012 (interest-rate swap)	June 2016	2,281	(2,267)	4,556	(4,541)
July 2012 (foreign currency swap)	June 2016	(578)	(82)	(825)	166

(20) Subsequent Events

Brookdale Lease Amendments and Terminations and the Formation of Two RIDEA Joint Ventures (“Brookdale Transaction”)

On July 31, 2014, Brookdale completed its acquisition of Emeritus and became the Company’s largest senior housing relationship. In April 2014, the Company and Brookdale agreed to close a multiple-element transaction that, upon its closing, will:

•                  amend existing lease agreements on 153 HCP-owned senior housing communities, including the removal of embedded purchase options relating to 30 properties, in exchange for future rent reductions;

•                  terminate existing lease agreements on 49 HCP-owned senior housing properties, including the removal of embedded purchase options relating to 19 properties. Subsequent to the termination, the Company will contribute these 49 properties to a newly formed consolidated RIDEA partnership; Brookdale will be a 20% equity partner and will manage the facilities on the Company’s behalf; and

•                  create a new $1.2 billion unconsolidated joint venture that will own 14 campuses of continuing care retirement communities in a RIDEA structure (the “CCRC JV”). HCP will own a 49% equity interest; Brookdale will own a 51% equity interest and will manage these communities on behalf of the CCRC JV.

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

The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•                  Executive Summary

•                  2014 Transaction Overview

•                  Dividends

•                  Critical Accounting Policies

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Funds from Operations (“FFO”)

•                  Off-Balance Sheet Arrangements

•                  Contractual Obligations

•                  Inflation

•                  Recent Accounting Pronouncements

Executive Summary

We are a Maryland corporation and were organized to qualify as a self-administered real estate investment trust (“REIT”) that, together with our unconsolidated joint ventures, invests primarily in real estate serving the healthcare industry in the U.S. We acquire, develop, lease, manage and dispose of healthcare real estate, and provide financing to healthcare providers. At June 30, 2014, our portfolio of investments, including properties in our Investment Management Platform, consisted of interests in 1,178 facilities. Our Investment Management Platform represents the following joint ventures: (i) HCP Ventures III, LLC, (ii) HCP Ventures IV, LLC and (iii) the HCP Life Science ventures.

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

2014 Transaction Overview

Brookdale Lease Amendments and Terminations and the Formation of Two RIDEA Joint Ventures (“Brookdale Transaction”)

On July 31, 2014, Brookdale Senior Living Inc, (“Brookdale”) completed its acquisition of Emeritus Corporation (“Emeritus”) and became our largest senior housing relationship. In April 2014, HCP and Brookdale agreed to a multiple-element transaction that, upon its closing, will:

•                  amend existing lease agreements on 153 HCP-owned senior housing communities, including the removal of embedded purchase options in leases relating to 30 properties;

•                  terminate existing lease agreements on 49 HCP-owned senior housing properties, including the removal of embedded purchase options in leases relating to 19 properties. Subsequent to the lease termination, we will contribute these 49 properties to a newly formed consolidated RIDEA partnership; Brookdale will be a 20% equity partner and will manage the facilities on our behalf; and

•                  create a new $1.2 billion unconsolidated joint venture that will own 14 campuses of continuing care retirement communities in a RIDEA structure (the “CCRC JV”). HCP will own a 49% equity interest; Brookdale will own a 51% equity interest and will manage these communities on behalf of the CCRC JV.

UK Real Estate Portfolio Investment

On June 6, 2014, we acquired a portfolio of 20 care homes for $127 million (£75.8 million) subject to long-term triple-net leases. These facilities are located throughout the United Kingdom (“UK”) and represent our first real estate investment in the UK. The facilities are leased to Maria Mallaband Care Group. The triple-net leases have initial terms of 15 years, plus two 10-year extension options and provide for initial annual rent of $9.7 million (£5.8 million). The cross-defaulted contractual rents will escalate based on the Retail Price Index (UK measure of inflation), subject to a floor of 2% and a ceiling of 4.5%.

Other Investment Transactions

During the six months ended June 30, 2014, we completed $260 million of other investments and commitments in eight assets across our senior housing, life science and medical office segments.

During the six months ended June 30, 2014, we funded $109 million for construction and other capital projects, primarily in our life science, medical office and senior housing segments.

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

Dividends

On July 31, 2014, we announced that our Board declared a quarterly common stock cash dividend of $0.545 per share. The common stock dividend will be paid on August 26, 2014 to stockholders of record as of the close of business on August 11, 2014 and represents an annualized dividend pay rate of $2.18 per share.

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

Results of Operations

We evaluate our business and allocate resources among our five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the senior housing, post-acute/skilled nursing, life science and hospital segments, we primarily invest, through the acquisition and development, in single operator or tenant properties and debt issued by operators in these sectors. Under the medical office segment, we invest, through the acquisition and development, single or multi-tenant MOBs, which generally require a greater level of property management.

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

Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

As part of the Brookdale Transaction, we will contribute 49 properties that are currently triple-net leased into a RIDEA structure, with Brookdale managing the communities and acquiring a 20% equity interest in the RIDEA entities. For the 49 properties in the RIDEA structure, we expect to prospectively report the resident level revenues and corresponding operating expenses in our consolidated financial statements rather than the triple-net rents. On or about August 29, 2014 (the “Anticipated Closing Date”), we expect to record an approximate $36 million net termination fee in rental and related revenues, which represents the termination value for the 49 leases, net of the cost to write-off the related straight-line rent assets and lease intangibles. For periods subsequent to the Anticipated Closing Date, we expect increases in resident fees and services revenue and operating expenses and a decrease in rental and related revenues.

Further, we created the CCRC JV, which will be managed by Brookdale. For periods subsequent to the Anticipated Closing Date, we expect to record our share of income from unconsolidated joint ventures; and as a result of deconsolidating three properties, we expect a decrease in rental and related revenues and depreciation expense.

See additional information regarding the Brookdale Transaction in Note 20 to the Condensed Consolidated financial Statements.

Segment NOI and Adjusted NOI

The tables below provide selected operating information for our SPP and total property portfolio for each of our five business segments. Our consolidated SPP consists of 1,071 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2013 and that remained in operations under a consistent reporting structure through June 30, 2014. Our consolidated total property portfolio represents 1,104 and 1,075 properties at June 30, 2014 and 2013, respectively, and excludes properties that were sold.

Results are as of and for the three months ended June 30, 2014 and 2013 (dollars and square feet in thousands except per capacity data):

Senior Housing

	SPP			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Rental revenues(1)	$149,853	$149,783	$70	$151,904	$150,261	$1,643
Resident fees and services	37,939	36,394	1,545	37,939	36,394	1,545
Total revenues	187,792	186,177	1,615	189,843	186,655	3,188
Operating expenses	(24,350)	(22,933)	(1,417)	(24,823)	(23,336)	(1,487)
NOI	163,442	163,244	198	165,020	163,319	1,701
Straight-line rents	(9,035)	(10,308)	1,273	(9,288)	(10,388)	1,100
DFL accretion	(2,109)	(4,730)	2,621	(2,109)	(4,731)	2,622
Amortization of above and below market lease intangibles, net	(147)	(215)	68	(147)	(195)	48
Adjusted NOI	$152,151	$147,991	$4,160	$153,476	$148,005	$5,471
Adjusted NOI % change			2.8%
Property count(2)	442	442		466	444
Average capacity (units)(3)	45,121	45,102		45,743	45,257
Average annual rent per unit(4)	$13,528	$13,039		$13,501	$13,031

(1)          Represents rental and related revenues and income from direct financing leases (“DFLs”).

(2)          From our past presentation of SPP for the three months ended June 30, 2013, we removed a senior housing property from SPP that was sold.

(3)          Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.

(4)          Average annual rent per unit for RIDEA properties is based on NOI.

SPP NOI and Adjusted NOI. SPP adjusted NOI improved as a result of annual rent increases, including increases from properties that were previously transitioned from Sunrise to other operators.

Total Portfolio NOI and Adjusted NOI. In addition to the impact of our SPP, our total portfolio NOI and adjusted NOI increased as a result of our senior housing acquisitions in 2014 and 2013.

Post-Acute/Skilled Nursing

	SPP			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Rental revenues	$138,364	$135,255	$3,109	$138,548	$135,255	$3,293
Operating expenses	(78)	(132)	54	(533)	(632)	99
NOI	138,286	135,123	3,163	138,015	134,623	3,392
Straight-line rents	(218)	(150)	(68)	(218)	(150)	(68)
DFL accretion	(15,704)	(16,663)	959	(15,704)	(16,663)	959
Amortization of above and below market lease intangibles, net	11	11	—	12	12	—
Adjusted NOI	$122,375	$118,321	$4,054	$122,105	$117,822	$4,283
Adjusted NOI % change			3.4%
Property count(1)	302	302		302	302
Average capacity (beds)(2)	38,504	38,404		38,504	38,404
Average annual rent per bed	$12,720	$12,336		$12,739	$12,337

(1)          From our past presentation of SPP for the three months ended June 30, 2013, we removed ten post-acute/skilled nursing properties from SPP that were sold.

(2)          Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.

NOI and Adjusted NOI.  SPP and total portfolio NOI and adjusted NOI increased primarily as a result of annual rent escalations from our HCR ManorCare DFL investments.

Life Science

	SPP			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Rental and related revenues	$62,956	$61,745	$1,211	$65,330	$63,980	$1,350
Tenant recoveries	11,728	11,123	605	12,211	11,247	964
Total revenues	74,684	72,868	1,816	77,541	75,227	2,314
Operating expenses	(13,740)	(12,740)	(1,000)	(15,449)	(13,839)	(1,610)
NOI	60,944	60,128	816	62,092	61,388	704
Straight-line rents	(2,504)	(3,204)	700	(2,781)	(3,203)	422
Amortization of above and below market lease intangibles, net	(4)	103	(107)	28	93	(65)
Lease termination fees	—	(13)	13	—	(13)	13
Adjusted NOI	$58,436	$57,014	$1,422	$59,339	$58,265	$1,074
Adjusted NOI % change			2.5%
Property count	108	108		112	110
Average occupancy	92.3%	91.4%		92.4%	91.6%
Average occupied square feet	6,405	6,341		6,565	6,476
Average annual total revenues per occupied square foot(1)	$45	$44		$46	$45
Average annual base rent per occupied square foot	$38	$37		$38	$38

(1)          Represents rental and related revenues and tenant recoveries.

SPP NOI and Adjusted NOI.  SPP NOI increased as a result of increased occupancy. SPP adjusted NOI increased primarily as a result of annual rent escalations and increased occupancy.

Total Portfolio NOI and Adjusted NOI.  In addition to the impact of our SPP, our total portfolio NOI and adjusted NOI increased primarily as a result of the impact of our life science development projects placed in service during 2014 and 2013.

During the three months ended June 30, 2014, 111,000 square feet of new leases commenced at an average annual base rent of $32.93 per square foot compared to 65,000 square feet of expiring and terminated leases with an average annual base rent of $22.94 per square foot. During the three months ended June 30, 2014, we acquired 83,000 square feet with an average annual base rent of $33.87 per square foot.

Medical Office

	SPP			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Rental and related revenues	$74,815	$73,767	$1,048	$77,238	$76,727	$511
Tenant recoveries	13,830	13,135	695	14,303	13,269	1,034
Total revenues	88,645	86,902	1,743	91,541	89,996	1,545
Operating expenses	(34,185)	(33,136)	(1,049)	(37,165)	(35,113)	(2,052)
NOI	54,460	53,766	694	54,376	54,883	(507)
Straight-line rents	(555)	(1,159)	604	(648)	(1,345)	697
Amortization of above and below market lease intangibles, net	253	209	44	275	234	41
Lease termination fees	(184)	(2)	(182)	(233)	(2)	(231)
Adjusted NOI	$53,974	$52,814	$1,160	$53,770	$53,770	$—
Adjusted NOI % change			2.2%
Property count(1)	204	204		208	204
Average occupancy	91.5%	91.1%		90.8%	90.2%
Average occupied square feet	12,689	12,585		12,931	12,739
Average annual total revenues per occupied square foot(2)	$28	$27		$28	$28
Average annual base rent per occupied square foot	$23	$23		$24	$24

(1)          From our past presentation of SPP for the three months ended June 30, 2013, we removed three MOBs from SPP that were sold and a MOB that was placed into redevelopment in 2013, which no longer meets our criteria for SPP as of the date it was placed into redevelopment.

(2)          Represents rental and related revenues and tenant recoveries.

SPP NOI and Adjusted NOI.  SPP NOI increased primarily as a result of increased occupancy, annual rent escalations and termination fees. SPP adjusted NOI increased primarily as a result of increased occupancy and annual rent escalations.

Total Portfolio NOI.  Total portfolio NOI decreased primarily as a result of decreased additional rents, partially offset by the impact of our medical office acquisitions in 2014 and termination fees.

During the three months ended June 30, 2014, 588,000 square feet of new and renewal leases commenced at an average annual base rent of $20.98 per square foot compared to 607,000 square feet of expiring and terminated leases with an average annual base rent of $23.34 per square foot. During the three months ended June 30, 2014, we acquired 122,000 square feet with an average annual base rent of $36.66 per square foot.

Hospital

	SPP			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Rental revenues	$20,341	$9,819	$10,522	$20,671	$9,832	$10,839
Tenant recoveries	596	628	(32)	596	628	(32)
Total revenues	20,937	10,447	10,490	21,267	10,460	10,807
Operating expenses	(895)	(966)	71	(897)	(967)	70
NOI	20,042	9,481	10,561	20,370	9,493	10,877
Straight-line rents	456	17,840	(17,384)	448	17,839	(17,391)
Amortization of above and below market lease intangibles, net	(342)	(6,028)	5,686	(343)	(6,028)	5,685
Adjusted NOI	$20,156	$21,293	$(1,137)	$20,475	$21,304	$(829)
Adjusted NOI % change			(5.3)%
Property count(1)	15	15		16	15
Average capacity (beds)(2)	2,161	2,138		2,221	2,138
Average annual rent per bed	$38,965	$41,645		$38,491	$41,667

(1)          From our past presentation of SPP for the three months ended June 30, 2013, we removed two hospitals from SPP that were sold.

(2)          Represents capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

NOI and Adjusted NOI.  SPP and total portfolio NOI decreased due to a net $12 million correction reducing previously recognized straight-line rents and increasing amortization of below market lease intangibles related to our Medical City Dallas hospital in 2013. SPP and total portfolio adjusted NOI decreased primarily as a result of the timing of additional rent payments.

Other Income and Expense Items

Interest income

Interest income increased $3 million to $17 million for the three months ended June 30, 2014. The increase was primarily the result of interest earned from the second tranche funding in June 2013 of our mezzanine loan facility to Tandem Health Care (see Note 6 to the Condensed Consolidated Financial Statements for additional information).

Interest expense

Interest expense decreased $2 million to $107 million for the three months ended June 30, 2014. The decrease was primarily the result of decreases in indebtedness and lower interest rates.

Our exposure to expense fluctuations related to our variable rate indebtedness is substantially mitigated by our interest rate swap contracts. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of June 30,(1)
	2014	2013
Balance:
Fixed rate	$8,309,884	$8,415,499
Variable rate	318,500	301,503
Total	$8,628,384	$8,717,002
Percent of total debt:
Fixed rate	96.3%	96.5%
Variable rate	3.7	3.5
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	5.15%	5.24%
Variable rate	1.40%	1.74%
Total	5.01%	5.12%

(1)          Excludes $73 million and $79 million at June 30, 2014 and 2013, respectively, of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities. At June 30, 2014 and 2013, $72 million and $86 million of variable-rate mortgages, respectively, and a £137 million ($234 million and $208 million, respectively) term loan are presented as fixed-rate debt as the interest payments were swapped from variable to fixed.

Depreciation and amortization expense

Depreciation and amortization expense increased $4 million to $113 million for the three months ended June 30, 2014. The increase was primarily the result of a change in estimate of the depreciable life and residual value of certain properties due to a potential sale.

General and administrative expenses

General and administrative expenses increased $5 million to $29 million for the three months ended June 30, 2014. The increase was primarily the result of increases in professional fees for transactional costs.

Other income, net

Other income, net decreased $3 million to $1 million for the three months ended June 30, 2014. The decrease was primarily the result of realized gain contingency in 2013 for a past portfolio acquisition.

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

Segment NOI and Adjusted NOI

The tables below provide selected operating information for our SPP and total property portfolio for each of our five business segments. Our consolidated SPP consists of 1,065 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2013 and that remained in operations under a consistent reporting structure through June 30, 2014. Our consolidated total property portfolio represents 1,104 and 1,075 properties at June 30, 2014 and 2013, respectively, and excludes properties classified as discontinued operations.

Results are as of and for the six months ended June 30, 2014 and 2013 (dollars and square feet in thousands except per capacity data):

Senior Housing

	SPP			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Rental revenues	$297,635	$297,547	$88	$301,989	$299,157	$2,832
Resident fees and services	75,992	72,139	3,853	75,992	72,139	3,853
Total revenues	373,627	369,686	3,941	377,981	371,296	6,685
Operating expenses	(48,426)	(45,879)	(2,547)	(49,371)	(46,858)	(2,513)
NOI	325,201	323,807	1,394	328,610	324,438	4,172
Straight-line rents	(19,118)	(23,273)	4,155	(19,813)	(23,565)	3,752
DFL accretion	(4,652)	(9,762)	5,110	(4,652)	(9,762)	5,110
Amortization of above and below market lease intangibles, net	(295)	(463)	168	(294)	(385)	91
Adjusted NOI	$301,136	$290,309	$10,827	$303,851	$290,726	$13,125
Adjusted NOI % change			3.7%
Property count(1)	438	438		466	444
Average capacity (units)(2)	44,871	44,852		45,597	45,141
Average annual rent per unit(3)	$15,578	$14,988		$15,491	$14,954

(1)          From our past presentation of SPP for the six months ended June 30, 2013, we removed a senior housing property from SPP that was sold.

(2)          Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.

(3)          Average annual rent per unit for RIDEA properties is based on NOI.

SPP NOI and Adjusted NOI. SPP NOI increased as a result of rent increases related to new leases and increased RIDEA occupancy. SPP adjusted NOI improved as a result of annual rent increases, including increases from properties that were previously transitioned from Sunrise to other operators, and increased RIDEA occupancy, partially offset by a decrease in additional rents.

Total Portfolio NOI and Adjusted NOI. In addition to the impact of our SPP, our total portfolio NOI and adjusted NOI increased as a result of our senior housing acquisitions in 2014 and 2013.

Post-Acute/Skilled Nursing

	SPP			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Rental revenues	$276,023	$269,091	$6,932	$276,328	$269,091	$7,237
Operating expenses	(156)	(260)	104	(1,065)	(1,261)	196
NOI	275,867	268,831	7,036	275,263	267,830	7,433
Straight-line rents	(500)	(382)	(118)	(499)	(382)	(117)
DFL accretion	(34,583)	(35,802)	1,219	(34,583)	(35,802)	1,219
Amortization of above and below market lease intangibles, net	23	23	—	23	23	—
Adjusted NOI	$240,807	$232,670	$8,137	$240,204	$231,669	$8,535
Adjusted NOI % change			3.5%
Property count(1)	302	302		302	302
Average capacity (beds)(2)	38,504	38,404		38,504	38,404
Average annual rent per bed	$12,515	$12,129		$12,531	$12,129

(1)          From our past presentation of SPP for the six months ended June 30, 2013, we removed ten post-acute/skilled nursing properties from SPP that were sold.

(2)          Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.

NOI and Adjusted NOI.  SPP and total portfolio NOI and adjusted NOI increased primarily as a result of annual rent escalations from our HCR ManorCare DFL investments.

Life Science

	SPP			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Rental and related revenues	$123,924	$121,868	$2,056	$130,111	$126,418	$3,693
Tenant recoveries	22,360	21,704	656	23,552	22,139	1,413
Total revenues	146,284	143,572	2,712	153,663	148,557	5,106
Operating expenses	(26,031)	(24,762)	(1,269)	(29,610)	(27,222)	(2,388)
NOI	120,253	118,810	1,443	124,053	121,335	2,718
Straight-line rents	(4,607)	(6,720)	2,113	(5,361)	(6,895)	1,534
Amortization of above and below market lease intangibles, net	(5)	200	(205)	46	178	(132)
Lease termination fees	(570)	(13)	(557)	(570)	(13)	(557)
Adjusted NOI	$115,071	$112,277	$2,794	$118,168	$114,605	$3,563
Adjusted NOI % change			2.5%
Property count	107	107		112	110
Average occupancy	91.6%	91.3%		91.8%	91.5%
Average occupied square feet	6,281	6,268		6,488	6,450
Average annual total revenues per occupied square foot(1)	$45	$44		$46	$44
Average annual base rent per occupied square foot	$38	$37		$38	$37

(1)          Represents rental and related revenues and tenant recoveries.

SPP NOI and Adjusted NOI.  SPP NOI increased primarily as a result of increased occupancy and termination fees. SPP adjusted NOI increased as a result of annual rent escalations and increased occupancy.

Total Portfolio NOI and Adjusted NOI.  In addition to the impact of our SPP, our total portfolio NOI and adjusted NOI increased primarily as a result of the impact of our life science development projects placed in service during 2014 and 2013.

During the six months ended June 30, 2014, 522,000 square feet of new and renewal leases commenced at an average annual base rent of $29.76 per square foot compared to 536,000 square feet of expiring and terminated leases with an average annual base rent of $21.76 per square foot. During the six months ended June 30, 2014, we acquired 83,000 square feet with an average annual base rent of $33.87 per square foot.

Medical Office

	SPP			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Rental and related revenues	$149,119	$146,292	$2,827	$153,004	$150,811	$2,193
Tenant recoveries	27,136	25,748	1,388	27,799	26,016	1,783
Total revenues	176,255	172,040	4,215	180,803	176,827	3,976
Operating expenses	(67,238)	(65,253)	(1,985)	(72,681)	(69,377)	(3,304)
NOI	109,017	106,787	2,230	108,122	107,450	672
Straight-line rents	(1,460)	(2,679)	1,219	(1,649)	(2,906)	1,257
Amortization of above and below market lease intangibles, net	524	425	99	567	468	99
Lease termination fees	(192)	(2)	(190)	(241)	(2)	(239)
Adjusted NOI	$107,889	$104,531	$3,358	$106,799	$105,010	$1,789
Adjusted NOI % change			3.2%
Property count(1)	203	203		208	204
Average occupancy	91.7%	91.3%		90.9%	90.7%
Average occupied square feet	12,650	12,579		12,896	12,753
Average annual total revenues per occupied square foot(2)	$28	$27		$28	$27
Average annual base rent per occupied square foot	$23	$23		$23	$23

(1)          From our past presentation of SPP for the six months ended June 30, 2013, we removed three MOBs from SPP that were sold and a MOB that was placed into redevelopment in 2013, which no longer meets our criteria for SPP as of the date it was placed into redevelopment.

(2)          Represents rental and related revenues and tenant recoveries.

SPP NOI and Adjusted NOI.  SPP NOI increased primarily as a result of increased occupancy, annual rent escalations and termination fees. SPP adjusted NOI increased primarily as a result of increased occupancy and annual rent escalations.

Total Portfolio NOI and Adjusted NOI.  In addition to the impact of our SPP, our total portfolio NOI and adjusted NOI increased primarily as a result of our medical office acquisitions in 2014 and 2013.

During the six months ended June 30, 2014, 1.0 million square feet of new and renewal leases commenced at an average annual base rent of $21.57 per square foot compared to 1.1 million square feet of expiring and terminated leases with an average annual base rent of $23.51 per square foot. During the six months ended June 30, 2014, we acquired 122,000 square feet with an average annual base rent of $36.66 per square foot.

Hospital

	SPP			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Rental revenues	$40,959	$28,962	$11,997	$41,619	$28,987	$12,632
Tenant recoveries	1,193	1,191	2	1,193	1,191	2
Total revenues	42,152	30,153	11,999	42,812	30,178	12,634
Operating expenses	(1,842)	(1,854)	12	(1,847)	(1,855)	8
NOI	40,310	28,299	12,011	40,965	28,323	12,642
Straight-line rents	872	17,598	(16,726)	856	17,597	(16,741)
Amortization of above and below market lease intangibles, net	(685)	(6,140)	5,455	(685)	(6,140)	5,455
Adjusted NOI	$40,497	$39,757	$740	$41,136	$39,780	$1,356
Adjusted NOI % change			1.9%
Property count(1)	15	15		16	15
Average capacity (beds)(2)	2,161	2,138		2,221	2,138
Average annual rent per bed	$39,185	$38,925		$38,706	$38,948

(1)          From our past presentation of SPP for the six months ended June 30, 2013, we removed two hospitals from SPP that were sold.

(2)          Represents capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

NOI and Adjusted NOI.  SPP and total portfolio NOI increased primarily due to a net $12 million correction reducing previously recognized straight-line rents and increasing amortization of below market lease intangibles related to our Medical City Dallas hospital during 2013. SPP and total portfolio adjusted NOI increased primarily as a result of annual rent escalations.

Other Income and Expense Items

Interest income

Interest income increased $7 million to $34 million for the six months ended June 30, 2014. The increase was primarily the result of interest earned from the second tranche funding in June 2013 of our mezzanine loan facility to Tandem Health Care (see Note 6 to the Condensed Consolidated Financial Statements for additional information) made in 2013.

Interest expense

Interest expense decreased $4 million to $213 million for the six months ended June 30, 2014. The decrease was primarily the result of decreases in indebtedness.

Our exposure to expense fluctuations related to our variable rate indebtedness is substantially mitigated by our interest rate swap contracts. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3.

Depreciation and amortization expense

Depreciation and amortization expense increased $8 million to $221 million for the six months ended June 30, 2014. The increase was primarily the result of a change in estimate of the depreciable life and residual value of certain properties due to a potential sale, the impact of our medical office and life science development projects placed in service and senior housing acquisitions in 2013.

General and administrative expenses

General and administrative expenses increased $6 million to $50 million for the six months ended June 30, 2014. The increase was primarily the result of increases in professional fees for transactional costs.

Other income, net

Other income, net decreased $13 million to $3 million for the six months ended June 30, 2014. The decrease was primarily the result of 2013 gains of $11 million from the sale of marketable securities and a realized gain contingency in 2013 for a past portfolio acquisition.

Discontinued operations

During the six months ended June 30, 2014, we sold two post-acute/skilled nursing facilities, a hospital and a MOB, recognizing gains of $28 million. During the six months ended June 30, 2013, we sold one property, realizing a gain of $1 million.

Liquidity and Capital Resources

Our principal liquidity needs are to: (i) fund recurring operating expenses, (ii) meet debt service requirements including principal payments and maturities in the last six months of 2014, (iii) fund capital expenditures, including tenant improvements and leasing costs, (iv) fund acquisition and development activities, and (v) make dividend distributions. We anticipate that cash flow from continuing operations over the next 12 months will be adequate to fund our business operations, debt service payments, recurring capital expenditures and cash dividends to shareholders. Capital requirements relating to maturing indebtedness, acquisitions and development activities may require funds from borrowings and/or sales of equity and debt securities.

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, as noted below, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our debt ratings. We also pay a facility fee on the entire revolving commitment that depends upon our debt ratings. As of July 31, 2014, we had a credit rating of Baa1 from Moody’s, BBB+ from Standard & Poor’s (“S&P”) and BBB+ from Fitch on our senior unsecured debt securities.

Net cash provided by operating activities was $608 million and $572 million for the six months ended June 30, 2014 and 2013, respectively. The increase in operating cash flows is primarily the result of the following: (i) the impact from our investments in 2013, (ii) assets placed in service during 2013 and (iii) rent escalations and resets in 2013 and 2014. Our cash flows from operations are dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

The following are significant investing and financing activities for the six months ended June 30, 2014:

•                  made investments of $395 million (development and acquisition of real estate and loans), net of proceeds from sales of real estate of $37 million;

•                  paid dividends on common stock of $500 million, which were generally funded by cash provided by our operating activities; and

•                  repaid $657 million of mortgages and senior unsecured notes and raised proceeds of $660 million from sales of senior unsecured notes and borrowings under our unsecured revolving line of credit facility.

Debt

Bank Line of Credit and Term Loan

On March 31, 2014, we amended our unsecured revolving line of credit facility (the “Facility”) with a syndicate of banks, which was scheduled to mature in March 2016, increasing the borrowing capacity by $500 million to $2.0 billion. The amended Facility matures on March 31, 2018, with a one-year committed extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends upon our debt ratings. We pay a facility fee on the entire revolving commitment that depends on our debt ratings. Based on our debt ratings at July 31, 2014, the margin on the Facility was 0.925%, and the facility fee was 0.15%. The Facility also includes a feature that will allow us to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At June 30, 2014, we had $310 million outstanding under the Facility with a weighted average effective interest rate of 1.42%.

On July 30, 2012, we entered into a credit agreement with a syndicate of banks for a £137 million ($234 million at June 30, 2014) four-year unsecured term loan (the “Term Loan”). Based on the Company’s debt ratings at June 30, 2014, the Term Loan accrues interest at a rate of GBP LIBOR plus 1.20%. Concurrent with the closing of the Term Loan, we entered into a four-year interest rate swap contract that fixes the rate of the Term Loan at 1.81%, subject to adjustments based on our debt ratings. The Term Loan contains a one-year committed extension option.

The Facility and Term Loan contain certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60% and (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times. The Facility and Term Loan also require a Minimum Consolidated Tangible Net Worth of $9.5 billion at June 30, 2014. At June 30, 2014, we were in compliance with each of these restrictions and requirements of the Facility and Term Loan.

Senior Unsecured Notes

At June 30, 2014, we had senior unsecured notes outstanding with an aggregate principal balance of $6.9 billion. Interest rates on the notes ranged from 2.79% to 6.99% with a weighted average effective interest rate of 5.06% and a weighted average maturity of six years at June 30, 2014. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. We believe we were in compliance with these covenants at June 30, 2014.

Mortgage Debt

At June 30, 2014, we had $1.2 billion in aggregate principal amount of mortgage debt outstanding is secured by 94 healthcare facilities (including redevelopment properties) with a carrying value of $1.5 billion. Interest rates on the mortgage debt ranged from 0.44% to 8.69% with a weighted average effective interest rate of 6.20% and a weighted average maturity of three years at June 30, 2014.

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

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments at June 30, 2014 (in thousands):

Year	Amount(1)
2014 (Six months)	$11,573
2015	708,421
2016	1,426,088
2017	1,300,477
2018	916,583
Thereafter	4,265,242
8,628,384
(Discounts) and premiums, net	(27,375)
$8,601,009

(1)          Excludes $73 million of other debt that represents Life Care Bonds that have no scheduled maturities.

Other Debt

At June 30, 2014, we had $73 million of non-interest bearing life care bonds at two of our continuing care retirement communities and non-interest bearing occupancy fee deposits at two of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). The Life Care Bonds are generally refundable to the residents upon the termination of the contract or upon the successful resale of the unit.

Derivative Instruments

We use derivative instruments to mitigate the effects of interest rate and foreign currency fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. We do not use derivative instruments for speculative or trading purposes.

The following table summarizes our outstanding interest-rate and foreign currency swap contracts as of June 30, 2014 (dollars and GBP in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate/Buy Amount	Floating/Exchange Rate Index	Notional/ Sell Amount	Fair Value
July 2005(1)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(6,057)
November 2008	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	$26,000	$(2,270)
July 2012	June 2016	Cash Flow	1.81%	1 Month GBP LIBOR+1.20%	£137,000	$2,576
July 2012	June 2016	Cash Flow	$45,500	Buy USD/Sell GBP	£29,000	$(3,756)

(1)          Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.

For a more detailed description of our derivative instruments, see Note 19 to the Condensed Consolidated Financial Statements and “Quantitative and Qualitative Disclosures About Market Risk” in Item 3.

Equity

At June 30, 2014, we had 459 million shares of common stock outstanding. At June 30, 2014, equity totaled $11.0 billion, and our equity securities had a market value of $19.2 billion.

At June 30, 2014, non-managing members held an aggregate of 4 million units in five limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

Shelf Registration

We have a prospectus that we filed with the U.S. Securities and Exchange Commission (the “SEC”) as part of a registration statement on Form S-3ASR, using a shelf registration process which expires in July 2015. Under the “shelf” process, we may sell any combination of the securities described in the prospectus in one or more offerings. The securities described in the prospectus include common stock, preferred stock, depositary shares, debt securities and warrants.

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

FFO is defined as net income applicable to common shares (computed in accordance with GAAP), excluding gains or losses from acquisition and dispositions of depreciable real estate or related interests, impairments of, or related to, depreciable real estate, plus real estate and DFL depreciation and amortization, with adjustments for joint ventures. Adjustments for joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts’ (“NAREIT”) definition; however, other REITs may report FFO differently or have a different interpretation of the current NAREIT definition from ours. FFO as adjusted represents FFO before the impact of impairments (recoveries) of non-depreciable assets, transaction-related items (defined below), severance-related items and preferred stock redemption charges. Management believes that FFO as adjusted is useful to investors, because it allows investors to compare the Company’s results to prior reporting periods without the effect of items that by their nature would not be comparable. This measure is a modification of the NAREIT definition of FFO and should not be used as an alternative to net income or NAREIT FFO.

Details of certain items that affect comparability are discussed under “Results of Operations” above. The following is a reconciliation of net income applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income applicable to common shares	$218,396	$213,023	$476,444	$443,130
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	113,133	109,210	220,521	212,389
Discontinued operations	—	1,557	—	3,095
DFL depreciation	3,956	3,529	7,802	6,958
Gain on sales of real estate	—	(887)	(28,010)	(887)
Equity income from unconsolidated joint ventures	(14,692)	(15,585)	(29,220)	(30,386)
FFO from unconsolidated joint ventures	17,151	18,356	34,112	35,897
Noncontrolling interests’ and participating securities’ share in earnings	3,883	3,702	9,458	7,379
Noncontrolling interests’ and participating securities’ share in FFO	(5,370)	(5,255)	(11,511)	(10,397)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
FFO applicable to common shares	336,457	327,650	679,596	667,178
Distributions on dilutive convertible units	3,420	3,336	6,840	6,664
Diluted FFO applicable to common shares	$339,877	$330,986	$686,436	$673,842

Diluted FFO per common share	$0.73	$0.72	$1.48	$1.46

Weighted average shares used to calculate diluted FFO per common share	464,610	461,462	464,138	461,058

Net income applicable to common shares	$0.48	$0.47	$1.04	$0.97
Depreciation and amortization of real estate, in-place lease and other intangibles	0.24	0.24	0.48	0.47
DFL depreciation	0.01	0.01	0.02	0.01
Gain on sales of real estate	—	—	(0.06)	—
Joint venture and participating securities FFO adjustments	—	—	—	0.01
Diluted FFO applicable to common shares	$0.73	$0.72	$1.48	$1.46

Impact of adjustments to FFO:
Transaction-related items(1)	$6,839	$—	$6,839	$—

FFO as adjusted applicable to common shares	$343,296	$327,650	$686,435	$667,178
Distributions on dilutive convertible units and other	3,405	3,336	6,825	6,664
Diluted FFO as adjusted applicable to common shares	$346,701	$330,986	$693,260	$673,842

Diluted FFO as adjusted per common share	$0.75	$0.72	$1.49	$1.46

Weighted average shares used to calculate diluted FFO as adjusted per common share	464,610	461,462	464,138	461,058

(1)          Transaction-related items include significant direct costs (e.g., pursuit, due diligence and closing) and unusual gains/charges incurred as a result of mergers and acquisitions and lease amendment or restructure activities. The three and six months ended June 30, 2014 include the impact of $6.8 million resulting from the Brookdale Transaction (primarily pre-closing legal fees) and UK real estate portfolio investment (primarily stamp-duty taxes that are common for UK real estate transactions).

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

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at June 30, 2014 (in thousands):

	Total(1)	Less than One Year	2015-2016	2017-2018	More than Five Years
Line of credit	$310,000	$—	$—	$310,000	$—
Term loan(2)	234,352	—	234,352	—	—
Senior unsecured notes	6,850,000	—	1,300,000	1,350,000	4,200,000
Mortgage debt	1,234,032	11,573	600,157	557,060	65,242
Construction loan commitments(3)	19,487	5,376	14,111	—	—
Development commitments(4)	63,387	31,009	32,378	—	—
Ground and other operating leases	228,652	3,113	11,931	9,596	204,012
Interest(5)	2,431,932	209,801	752,633	486,744	982,754
Total	$11,371,842	$260,872	$2,945,562	$2,713,400	$5,452,008

(1)          Excludes $73 million of other debt that represents Life Care Bonds that have no scheduled maturities.

(2)          Represents £137 million translated into U.S. dollars.

(3)          Represents commitments to finance development projects and related working capital.

(4)          Represents construction and other commitments for developments in progress.

(5)          Interest on variable-rate debt is calculated using rates in effect at June 30, 2014.

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

Interest Rate Risk.  At June 30, 2014, we are exposed to market risks related to fluctuations in interest rates on the following: (i) $310 million of variable-rate line of credit borrowings and (ii) $9 million of variable-rate mortgage debt payable (excludes $72 million of variable-rate mortgage notes that have been hedged through interest-rate swap contracts) that are partially offset by properties with a gross value of $83 million that are subject to leases where the payments fluctuate with changes in LIBOR. Additionally, our exposure to market risks related to fluctuations in interest rates excludes our GBP denominated $234 million (£137 million) variable-rate Term Loan that has been hedged through interest-rate swap contracts.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate investments and variable-rate debt, and assuming no other changes in the outstanding balance as of June 30, 2014, net interest income would improve by approximately $2 million, or less than $0.01 per common share on a diluted basis.

Foreign Currency Risk.  At June 30, 2014, our exposure to foreign currencies primarily relates to UK investments in leased real estate, senior unsecured notes and the related GBP denominated cash flows from such investments. Our foreign currency exposure is partially mitigated through the use of GBP denominated borrowings and foreign currency swap contracts.

Market Risk.  We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At June 30, 2014, the fair value and carrying value of marketable debt securities were $293 million and $252 million, respectively.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2014.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
April 1-30, 2014	61,166	$39.10	—	—
May 1-31, 2014	8,815	41.63	—	—
June 1-30, 2014	6,288	41.31	—	—
Total	76,269	39.58	—	—

(1)          Represents restricted shares withheld under our 2014 Performance Incentive Plan (the “2014 Incentive Plan”) beginning May 1, 2104 and 2006 Performance Incentive Plan, as amended and restated (the “2006 Incentive Plan”) during April 2014, to offset tax withholding obligations that occur upon vesting of restricted shares and restricted stock units. Our 2014 Incentive Plan and 2006 Incentive Plan provide that the value of the shares withheld shall be the closing price of our common stock on the date the relevant transaction occurs.

Item 6. Exhibits

Pursuant to the rules and regulations of the SEC, we have filed certain agreements as exhibits to this Quarterly Report on Form 10-Q.  These agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and

•     were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•     may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement;

•     may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and

•     were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading.

2.1	Master Contribution and Transactions Agreement, dated April 23, 2014, by and between HCP, Inc. and Brookdale Senior Living Inc.*††

3.1	Articles of Restatement of HCP (incorporated herein by reference to Exhibit 3.1 to HCP’s Registration Statement on Form S-3 (Registration No. 333-182824), filed July 24, 2012).

3.2	Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.1 to HCP’s Current Report on Form 8-K (File No. 1-08895) filed September 25, 2006).

3.2.1

Amendment No. 1 to Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.2.1 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2007).

3.2.2

Amendment No. 2 to Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.2.2 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2009).

3.2.3	Amendment No. 3 to Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed March 10, 2011).

3.2.4	Amendment No. 4 to Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed October 3, 2013).

10.1	HCP, Inc. 2014 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.1 to HCP’s Current Report on Form 8-K (file No. 1-08895), filed May 6, 2014).†

10.2	Form of 2014 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Award Agreement.*†

10.3	Form of 2014 Performance Incentive Plan CEO Annual LTIP Restricted Stock Unit Award Agreement.*†

10.4	Form of 2014 Performance Incentive Plan CEO Annual LTIP Option Agreement.*†

10.5	Form of 2014 Performance Incentive Plan CEO 3-Year LTIP Restricted Stock Unit Award Agreement.*†

10.6	Form of 2014 Performance Incentive Plan NEO Annual LTIP Restricted Stock Unit Award Agreement.*†

10.7	Form of 2014 Performance Incentive Plan NEO Annual LTIP Option Agreement.*†

10.8	Form of 2014 Performance Incentive Plan NEO 3-Year LTIP Restricted Stock Unit Award Agreement.*†

10.9	Form of 2014 Performance Incentive Plan Non-NEO Restricted Stock Unit Award Agreement.*†

10.10	Form of 2014 Performance Incentive Plan Non-NEO Option Agreement.*†

10.11	Form of 2014 Performance Incentive Plan Non-Employee Directors Stock-for-Fees Program.*†

10.12	Amended and Restated Limited Liability Company Agreement of HCP DR California II, LLC, dated as of June 1, 2014.*

31.1	Certification by Lauralee E. Martin, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a). *

31.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a). *

32.1	Certification by Lauralee E. Martin, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350. **

32.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350. **

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Furnished herewith.
†	Management Contract or Compensatory Plan or Arrangement.
††

Certain schedules or similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally copies of any of the omitted schedules or attachments upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2014	HCP, Inc.

(Registrant)

/s/ LAURALEE E. MARTIN
Lauralee E. Martin
President and Chief Executive Officer
(Principal Executive Officer)

/s/ TIMOTHY M. SCHOEN
Timothy M. Schoen
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ SCOTT A. ANDERSON
Scott A. Anderson
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)