Form 10-Q
period 2014-09-30
HCP, INC.
filed 2014-11-04
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014.

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

As of October 30, 2014, there were 459,263,486 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

HCP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Real estate:
Buildings and improvements	$10,852,544	$10,544,110
Development costs and construction in progress	261,514	225,869
Land	1,885,081	1,822,862
Accumulated depreciation and amortization	(2,159,115)	(1,965,592)
Net real estate	10,840,024	10,627,249

Net investment in direct financing leases	7,245,122	7,153,399
Loans receivable, net	418,801	366,001
Investments in and advances to unconsolidated joint ventures	647,923	196,576
Accounts receivable, net of allowance of $4,073 and $1,529, respectively	34,687	27,494
Cash and cash equivalents	83,531	300,556
Restricted cash	54,448	37,229
Intangible assets, net	479,226	489,842
Real estate assets held for sale, net	—	9,819
Other assets, net	941,128	867,705
Total assets(1)	$20,744,890	$20,075,870
LIABILITIES AND EQUITY
Bank line of credit	$70,000	$—
Term loan	222,118	226,858
Senior unsecured notes	7,625,041	6,963,375
Mortgage debt	1,199,633	1,396,485
Other debt	97,845	74,909
Intangible liabilities, net	88,490	98,810
Accounts payable and accrued liabilities	329,209	318,427
Deferred revenue	76,380	65,872
Total liabilities(2)	9,708,716	9,144,736

Commitments and contingencies

Common stock, $1.00 par value: 750,000,000 shares authorized; 459,145,515 and 456,960,648 shares issued and outstanding, respectively	459,146	456,961
Additional paid-in capital	11,409,843	11,334,041
Cumulative dividends in excess of earnings	(1,078,400)	(1,053,215)
Accumulated other comprehensive loss	(17,464)	(14,487)
Total stockholders’ equity	10,773,125	10,723,300

Joint venture partners	73,977	23,729
Non-managing member unitholders	189,072	184,105
Total noncontrolling interests	263,049	207,834
Total equity	11,036,174	10,931,134
Total liabilities and equity	$20,744,890	$20,075,870

(1)  The Company’s consolidated total assets at September 30, 2014 and December 31, 2013 include assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs. Total assets at September 30, 2014 includes VIE assets as follows: buildings and improvements $668 million;  land $113 million; accumulated depreciation and amortization $105 million; accounts receivable $2 million; cash $52 million; and other assets $19 million. Total assets at December 31, 2013 includes other assets of $1 million from VIEs. See Note 17 to the Condensed Consolidated Financial Statements for additional information.

(2)  The Company’s consolidated total liabilities at September 30, 2014 and December 31, 2013 include certain liabilities of VIEs for which the VIE creditors do not have recourse to HCP, Inc. Total liabilities at September 30, 2014 includes accounts payable and accrued liabilities of $36 million and deferred revenue of $11 million from VIEs. Total liabilities at December 31, 2013 includes accounts payable and accrued liabilities of $9 million from VIEs. See Note 17 to the Condensed Consolidated Financial Statements for additional information.

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental and related revenues	$321,451	$284,072	$894,465	$843,380
Tenant recoveries	29,323	25,920	81,867	75,266
Resident fees and services	62,213	36,370	138,205	108,509
Income from direct financing leases	165,687	157,253	495,724	472,409
Interest income	17,517	42,078	51,150	68,611
Investment management fee income	447	464	1,340	1,406
Total revenues	596,638	546,157	1,662,751	1,569,581

Costs and expenses:
Interest expense	111,275	108,088	324,755	325,650
Depreciation and amortization	122,975	104,783	343,496	317,172
Operating	99,599	75,417	254,173	221,990
General and administrative	24,954	45,326	75,410	90,043
Total costs and expenses	358,803	333,614	997,834	954,855

Other income, net	3,111	1,632	5,750	17,032

Income before income taxes and equity income from unconsolidated joint ventures	240,946	214,175	670,667	631,758
Income taxes	(55)	(1,034)	(2,840)	(3,553)
Equity income from unconsolidated joint ventures	10,168	13,892	39,388	44,278
Income from continuing operations	251,059	227,033	707,215	672,483

Discontinued operations:
Income before gain on sales of real estate, net of income taxes	—	1,527	1,736	5,699
Gain on sales of real estate, net of income taxes	—	8,298	28,010	9,185
Total discontinued operations	—	9,825	29,746	14,884

Net income	251,059	236,858	736,961	687,367
Noncontrolling interests’ share in earnings	(3,405)	(3,102)	(11,311)	(9,625)
Net income attributable to HCP, Inc.	247,654	233,756	725,650	677,742
Participating securities’ share in earnings	(446)	(474)	(1,999)	(1,330)
Net income applicable to common shares	$247,208	$233,282	$723,651	$676,412

Basic earnings per common share:
Continuing operations	$0.54	$0.49	$1.52	$1.46
Discontinued operations	—	0.02	0.06	0.03
Net income applicable to common shares	$0.54	$0.51	$1.58	$1.49
Diluted earnings per common share:
Continuing operations	$0.54	$0.49	$1.52	$1.46
Discontinued operations	—	0.02	0.06	0.03
Net income applicable to common shares	$0.54	$0.51	$1.58	$1.49
Weighted average shares used to calculate earnings per common share:
Basic	458,799	455,345	458,119	454,553
Diluted	459,141	456,078	458,473	455,388

Dividends declared per common share	$0.545	$0.525	$1.635	1.575

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$251,059	$236,858	$736,961	$687,367

Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities:
Unrealized gains (losses)	(1)	—	(5)	1,355
Reclassification adjustment realized in net income	—	—	—	(9,131)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses)	2,521	(3,710)	1,829	5,635
Reclassification adjustment realized in net income	(1,409)	191	(766)	751
Change in Supplemental Executive Retirement Plan obligation	55	56	163	167
Foreign currency translation adjustment	(6,961)	(56)	(4,198)	(3)
Total other comprehensive loss	(5,795)	(3,519)	(2,977)	(1,226)

Total comprehensive income	245,264	233,339	733,984	686,141
Total comprehensive income attributable to noncontrolling interests	(3,405)	(3,102)	(11,311)	(9,625)
Total comprehensive income attributable to HCP, Inc.	$241,859	$230,237	$722,673	$676,516

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share data)

(Unaudited)

				Cumulative	Accumulated
			Additional	Dividends	Other	Total	Total
	Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2014	456,961	$456,961	$11,334,041	$(1,053,215)	$(14,487)	$10,723,300	$207,834	$10,931,134
Net income	—	—	—	725,650	—	725,650	11,311	736,961
Other comprehensive loss	—	—	—	—	(2,977)	(2,977)	—	(2,977)
Issuance of common stock, net	2,351	2,351	67,474	—	—	69,825	(73)	69,752
Repurchase of common stock	(297)	(297)	(11,302)	—	—	(11,599)	—	(11,599)
Exercise of stock options	131	131	3,176	—	—	3,307	—	3,307
Amortization of deferred compensation	—	—	16,467	—	—	16,467	—	16,467
Common dividends ($1.635 per share)	—	—	—	(750,835)	—	(750,835)	—	(750,835)
Distributions to noncontrolling interests	—	—	—	—	—	—	(11,706)	(11,706)
Issuance of noncontrolling interests	—	—	—	—	—	—	57,354	57,354
Purchase of noncontrolling interests	—	—	(13)	—	—	(13)	(1,671)	(1,684)
September 30, 2014	459,146	$459,146	$11,409,843	$(1,078,400)	$(17,464)	$10,773,125	$263,049	$11,036,174

				Cumulative	Accumulated
			Additional	Dividends	Other	Total	Total
	Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2013	453,191	$453,191	$11,180,066	$(1,067,367)	$(14,653)	$10,551,237	$202,540	$10,753,777
Net income	—	—	—	677,742	—	677,742	9,625	687,367
Other comprehensive loss	—	—	—	—	(1,226)	(1,226)	—	(1,226)
Issuance of common stock, net	1,859	1,859	78,647	—	—	80,506	(2,997)	77,509
Repurchase of common stock	(51)	(51)	(2,451)	—	—	(2,502)	—	(2,502)
Exercise of stock options	875	875	16,622	—	—	17,497	—	17,497
Amortization of deferred compensation	—	—	33,833	—	—	33,833	—	33,833
Common dividends ($1.575 per share)	—	—	—	(716,869)	—	(716,869)	—	(716,869)
Distributions to noncontrolling interests	—	—	—	—	—	—	(11,536)	(11,536)
Issuance of noncontrolling interests	—	—	—	—	—	—	12,387	12,387
September 30, 2013	455,874	$455,874	$11,306,717	$(1,106,494)	$(15,879)	$10,640,218	$210,019	$10,850,237

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$736,961	$687,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	343,496	317,172
Discontinued operations	—	4,604
Amortization of above and below market lease intangibles, net	(619)	(6,414)
Amortization of deferred compensation	16,467	33,833
Amortization of deferred financing costs, net	14,122	13,922
Straight-line rents	(35,082)	(28,559)
Loan and direct financing lease interest accretion	(58,271)	(65,296)
Deferred rental revenues	(420)	73
Equity income from unconsolidated joint ventures	(39,388)	(44,278)
Distributions of earnings from unconsolidated joint ventures	3,895	2,724
Lease termination income, net	(38,001)	—
Gain on sales of real estate	(28,010)	(9,185)
Marketable securities and other gains, net	(2,143)	(10,964)
Changes in:
Accounts receivable, net	(7,193)	6,389
Other assets	(14,345)	(43,939)
Accounts payable and accrued liabilities	(8,447)	(13,769)
Net cash provided by operating activities	883,022	843,680
Cash flows from investing activities:
Cash used to acquire the CCRC unconsolidated joint venture interest, net	(370,186)	—
Acquisitions of real estate	(467,147)	(63,878)
Development of real estate	(118,732)	(96,914)
Leasing costs and tenant and capital improvements	(44,953)	(33,964)
Proceeds from sales of real estate, net	36,938	3,777
Contributions to unconsolidated joint ventures	(2,935)	—
Distributions in excess of earnings from unconsolidated joint ventures	1,986	1,194
Purchases of marketable debt securities	—	(16,706)
Proceeds from the sales of marketable securities	—	28,403
Principal repayments on loans receivable and direct financing leases, net	49,503	231,004
Investments in loans receivable and other	(24,480)	(316,494)
Increase in restricted cash	(17,219)	(10,376)
Net cash used in investing activities	(957,225)	(273,954)
Cash flows from financing activities:
Net borrowings under bank line of credit	70,000	283,082
Issuance of senior unsecured notes	1,150,000	—
Repayments of senior unsecured notes	(487,000)	(150,000)
Issuance of mortgage and other debt	39,671	6,798
Repayments of mortgage debt	(202,134)	(285,005)
Deferred financing costs	(16,550)	—
Issuance of common stock and exercise of options	73,059	92,504
Repurchase of common stock	(11,599)	—
Dividends paid on common stock	(750,835)	(716,869)
Issuance of noncontrolling interests	4,282	12,387
Distributions to and purchase of noncontrolling interests	(11,719)	(11,536)
Net cash used in financing activities	(142,825)	(768,639)
Effect of foreign exchange on cash and cash equivalents	3	654
Net decrease in cash and cash equivalents	(217,025)	(198,259)
Cash and cash equivalents, beginning of period	300,556	247,673
Cash and cash equivalents, end of period	$83,531	$49,414

See accompanying Notes to the Condensed Consolidated Financial Statements.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)Business

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

(2)Summary of Significant Accounting Policies

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

The condensed consolidated financial statements include the accounts of HCP, Inc., its wholly-owned subsidiaries, joint ventures and variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”).

Certain amounts in the Company’s condensed consolidated financial statements have been reclassified for prior periods to conform to the current period presentation. For periods through March 31, 2014, operating results for real estate assets sold have been reclassified from continuing to discontinued operations on the condensed consolidated statements of income (see Note 5).

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

The Company evaluates the liquidity and creditworthiness of its tenants, operators and borrowers on a monthly and quarterly basis. The Company’s evaluation considers industry and economic conditions, individual and portfolio property performance, credit enhancements, liquidity and other factors. The Company’s tenants, borrowers and operators furnish property, portfolio and guarantor/operator-level financial statements, among other information, on a monthly or quarterly basis; the Company utilizes this financial information to calculate the lease or debt service coverages that it uses as a primary credit quality indicator. Lease and debt service coverage information is evaluated together with other property, portfolio and operator performance information, including revenue, expense, net operating income, occupancy, rental rate, reimbursement trends, capital expenditures and earnings before interest, tax, and depreciation and amortization (“EBITDA”), along with liquidity. The Company evaluates, on a monthly basis or immediately upon a change in circumstances, its tenants’, operators’ and borrowers’ ability to service their obligations with the Company.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). This update changes the requirements for reporting and the definition of discontinued operations. Based on the current revisions, the disposal of a component of an entity, or a group of components of an entity, is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when certain defined criteria are met. ASU 2014-08 is effective for fiscal years and interim periods beginning after December 15, 2014 and shall be applied prospectively. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. On April 1, 2014, the Company early adopted ASU 2014-08; the adoption of ASU 2014-08 did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This update changes the guidance for recognizing revenue. ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company is evaluating the impact of the adoption of ASU 2014-09 on January 1, 2017 to the Company’s consolidated financial position and results of operations.

(3)Brookdale Lease Amendments and Terminations and the Formation of Two RIDEA Joint Ventures (“Brookdale Transaction”)

On July 31, 2014, Brookdale Senior Living (“Brookdale”) completed its acquisition of Emeritus Corporation (“Emeritus”).  Brookdale, as the acquiring entity, became the Company’s largest senior housing lessee and operator. On August 29, 2014, the Company and Brookdale completed a multiple-element transaction that has three major components:

•

amended existing lease agreements on 153 HCP-owned senior housing communities previously leased and operated by Emeritus that included the termination of embedded purchase options in leases relating to 30 properties and future rent reductions;

•

terminated existing lease agreements on 49 HCP-owned senior housing properties previously leased and operated by Emeritus (including the termination of embedded purchase options in these leases relating to 19 properties). At closing, the Company contributed 48 of these properties to a newly formed consolidated RIDEA partnership structure (“RIDEA Subsidiaries”); the 49th property is expected to be contributed in December 2014. Brookdale owns a 20% noncontrolling equity interest in the RIDEA Subsidiaries and manages the facilities on behalf of the partnership; and

•

entered into new unconsolidated joint ventures that own 14 campuses of continuing care retirement communities (“CCRC”) in a RIDEA structure (collectively, the “CCRC JV”) with the Company owning a 49% equity interest and Brookdale owning a 51% equity interest. Brookdale manages these communities on behalf of the CCRC JV.

Leases Amended on 153 Properties (“NNN Lease Restructuring”)

The Company and Brookdale entered into amended and restated triple-net master leases for 153 properties formerly leased to Emeritus. As part of the lease amendments, Brookdale forfeited purchase option rights related to 30 of these properties. The master leases have weighted average terms of 15 years, with two extension options that average 10 years each. Total base rent for 2014 will remain unchanged from the existing 2014 rent. However, these leases provide for reduced escalators beginning 2015 compared to those which were in-place; beginning in 2016, the leases contain reduced rent payments of $6.5 million in 2016 and $7.5 million each subsequent year thereafter. All obligations under the amended and restated leases are guaranteed by Brookdale. In addition, the new leases include a purchase option in favor of Brookdale for up to 10 communities at an aggregate purchase price not to exceed $60 million.

Effectively, the Company paid consideration of $129 million to terminate the existing purchase options and received consideration of: (i) $76 million for lower rent payments and escalators discussed above, which take effect beginning 2015 and 2016 and (ii) $53 million to settle the amount that the Company owed to Brookdale for the RIDEA Subsidiaries transaction discussed below. See the Fair Value Measurement Techniques and Quantitative Information section below for additional information.

The Company will amortize the $53 million of net consideration paid to Brookdale for the NNN Lease Restructuring as a reduction in rental income on a straight-line basis over the term of the new leases. Additionally, the lease-related intangibles, initial direct costs and straight-line rent receivables associated with the previous leases will be amortized prospectively over the new (or amended) lease terms.

Lease Terminations of 49 Properties that were contributed to a RIDEA Structure (“RIDEA Subsidiaries”)

The Company and Brookdale terminated leases for a 49 property portfolio, which resulted in Brookdale forfeiting its purchase option rights to 19 of these properties; the net value of the terminated leases and forfeited purchase options was $108 million ($131 million for the value of the terminated leases, less $23 million for the value of the forfeited purchase options). At closing, the Company contributed the properties into partnerships, with Brookdale owning a  20% noncontrolling equity interest in each of the RIDEA Subsidiaries (“SH PropCo” and “SH OpCo”). Brookdale’s 20% interest in the RIDEA Subsidiaries was valued at $47 million. Brookdale also manages the properties on behalf of the RIDEA Subsidiaries under long-term management contracts. See the Fair Value Measurement Techniques and Quantitative Information section below for additional information.

As consideration for the net value of $108 million for of the terminated leases and the $47 million sale to Brookdale of the 20% noncontrolling interest in the RIDEA Subsidiaries, the Company received the following: (i) a  $34 million short-term receivable recorded in other assets; (ii) a $68 million note from Brookdale (the “Brookdale Receivable”) recorded in loans receivable (see Note 7 for additional information); and (iii) an effective offset for the $53 million associated with the additional consideration owed by the Company to Brookdale for the NNN Lease Restructuring transaction discussed above. The fair values of the short-term receivable and Brookdale Receivable were estimated based on similar instruments available in the marketplace and are considered to be Level 2 measurements within the fair value hierarchy.

As a result of terminating these leases, the Company recognized a net gain of $38 million consisting of: (i) $108 million gain based on the fair value of the net consideration received; less (ii) $70 million to write-off the direct leasing costs and straight-line rent receivables related to the former in-place leases.

The Company has identified the SH PropCo and SH OpCo entities as VIEs (see Note 17 for additional information).

Continuing Care Retirement Communities Joint Venture

HCP and Brookdale formed new unconsolidated joint ventures that own 14 CCRC campuses in a RIDEA structure (“CCRC PropCo” and “CCRC OpCo”). HCP and Brookdale own 49% and 51%, respectively, of CCRC PropCo and CCRC OpCo, based on each company’s respective contributions. CCRC PropCo owns eight campuses that are leased to CCRC OpCo; CCRC OpCo owns six campuses and the operations of the campuses leased from CCRC PropCo. Brookdale manages the campuses of the CCRC JV under long-term management contracts.

At closing, Brookdale contributed eight of its owned campuses; the Company contributed two campuses previously leased to Brookdale valued at $162 million (carrying value of $92 million) and $370 million of cash (includes amounts used to fund the purchase of properties and working captital), which was primarily used to acquire four additional campuses from third parties. At closing, the CCRC JV campuses were encumbered by $569 million of mortgage and entrance fee obligations.

The Company has identified the CCRC OpCo entity as a VIE (see Note 17 for additional information).

Fair Value Measurement Techniques and Quantitative Information

The fair values of the forfeited rental payments and purchase option rights related to the NNN Lease Restructuring and the RIDEA Subsidiaries were based on the income approach and are considered Level 3 measurements within the fair value hierarchy. The Company utilized discounted cash flow models with observable and unobservable valuation inputs. These fair value measurements, or valuation techniques, were based on current market participant expectations and information available as of the close of the transaction on August 29, 2014.

A summary of the quantitative information about fair value measurements for the NNN Lease Restructuring and RIDEA Subsidiaries transactions follows (dollars in thousands):

	Fair Value	Valuation Technique	Valuation Inputs	Input Average or Range
NNN Lease Restructuring
Rental payment concessions by HCP	$76,000	Discounted Cash Flow	NNN Rent Coverage Ratio	1.20x
(benefiting Brookdale)			NNN Rent Growth Rate	3.0%
			Discount Rate	8.00%-8.50%
Forfeited purchase options by	$(129,000)	Discounted Cash Flow	Capitalization Rates	7.50%-9.25%
Brookdale (benefiting HCP)			Discount Rate	10.50%-11.00%
			Exercise Probability	100.00%
RIDEA Subsidiaries
Forfeited rental payments by HCP	$131,000	Discounted Cash Flow	NNN Rent Coverage Ratio	1.20x
(benefiting Brookdale)			NNN Rent Growth Rate	3.0%
			EBITDAR Growth Rate	5.5%
			Discount Rate	8.00%-11.00%
Forfeited purchase options by	$(23,000)	Discounted Cash Flow	Capitalization Rates	7.50%-9.25%
Brookdale (benefiting HCP)			Discount Rate	10.50%-11.00%
			Exercise Probability	100.00%

In determining which valuation technique the Company would utilize to calculate fair value for the multiple elements of this transaction, the Company considered the market approach and obtained published investor survey and sales transaction data, where available. The information obtained was consistent with the valuation inputs and assumptions used by the Company in the discounted cash flow models that were applied to this transaction. Investor survey and sales transaction data reviewed for similar transactions in similar marketplaces, included, but were not limited to, sales price per unit, rent coverage ratios, rental rate growth as well as capitalization and discount rates.

Rental Payment Concessions and Forfeitures.  The fair value of the rental payment concessions related to the NNN Lease Restructuring Transaction was determined to be the present value of the difference between (i) the remaining contractual rental payments of the in-place leases, limited to first purchase option date,  where available; thereafter market rents to complete the initial lease term of the amended Brookdale leases and (ii) the contractual rental payments under the amended Brookdale leases.

The fair value of the forfeited rental payments related to the RIDEA Subsidiaries transaction was calculated as the present value of the difference between (i) the remaining contractual rental payments of the terminated in-place leases, limited to first purchase option date,  where available and (ii) the forecasted cash flows of the facility-level operating results of the RIDEA Subsidiaries.

Forfeited Purchase Option Rights.  The fair value of the forfeited purchase option rights was determined to be the present value of the difference between (i) the fair value of the underlying property as of the initial exercise date and (ii) the exercise price for purchase option rights as defined in the lease agreement. To determine the fair value of the underlying property as of the initial exercise date, the Company utilized a cash flow model that incorporated growth rates to forecast the underlying property’s operating results and applied capitalization rates to establish the expected fair value.  The Company utilized an appropriate risk-adjusted discount rate to estimate the present value as of the transaction close date.

(4)Real Estate Property Investments

A summary of real estate acquisitions for the nine months ended September 30, 2014 follows (in thousands):

		Consideration					Assets Acquired
				Debt and Other
	Property			Liabilities	Noncontrolling			Net
Segment	Count	Cash Paid		Assumed	Interest		Real Estate	Intangibles
Senior housing	22	$215,381	(1)	$1,021	$6,321	(2)	$205,778	$16,945
Life science	1	43,500		250	—		41,281	2,469
Medical office	5	208,266		463	—		186,799	21,930
	28	$467,147		$1,734	$6,321		$433,858	$41,344

(1)  Includes the acquisition of a $127 million (£75.8 million) portfolio of 20 care homes in the UK.

(2)  Includes $5 million of non-managing member limited liability company units.

A summary of real estate acquisitions for the nine months ended September 30, 2013 follows (in thousands):

		Consideration					Assets Acquired
				Fair Value of		Debt and Other
	Property			Real Estate		Liabilities		Net
Segment	Count	Cash Paid		Exchanged		Assumed	Real Estate	Intangibles
Senior housing	6	$59,341		$—		$12,728	$68,795	$3,274
Post-acute/skilled nursing	N/A	408	(1)	—		—	408	—
Hospital	1	—		15,204	(2)	—	11,822	3,382
	7	$59,749		$15,204		$12,728	$81,025	$6,656

(1)  Represents 38 acres of land acquired.

(2)  See Note 5 for additional information on real estate exchanged.

During the nine months ended September 30, 2014 and 2013, the Company funded an aggregate of $163 million and $123 million, respectively, for construction, tenant and other capital improvement projects, primarily in its senior housing, life science and medical office segments.

(5)Dispositions of Real Estate and Discontinued Operations

On August 29, 2014, in conjunction with the Brookdale Transaction, the Company contributed three senior housing facilities with a carrying value of $92 million into the CCRC JV (an unconsolidated joint venture with Brookdale discussed in Note 3). The Company recorded its investment in the CCRC JV for the contribution of these properties at their carrying value (carryover basis) and therefore did not recognize either a gain or loss upon the contribution.

During the nine months ended September 30, 2014, the Company sold two post-acute/skilled nursing facilities for $22 million, a hospital for $17 million and a medical office building (“MOB”) for $145,000.

During the nine months ended September 30, 2013, the Company sold a senior housing facility for $4 million. In addition, in September 2013, the Company sold a 62-bed hospital located in Greenfield, Wisconsin in exchange for a 60-bed hospital located in Webster, Texas and recognized a gain of $8 million based on the fair value of the hospital acquired.

There were no assets classified as held for sale at September 30, 2014. At December 31, 2013, one hospital and two post-acute/skilled nursing facilities were classified as held for sale, with a carrying value of $10 million.

We adopted ASU 2014-08 effective April 1, 2014 (the “adoption date”). The Company  separately presented as discontinued operations the results of operations for all consolidated assets disposed of and all properties held for sale, if any, prior to the adoption date. The amounts included in discontinued operations, for the nine months September 30, 2014, represent the activity for properties sold prior to the adoption date. No properties sold subsequent to the adoption date met the new criteria for reporting discontinued operations (see Note 2 for additional information).

The following table summarizes operating income from discontinued operations and gain on sales of real estate included in discontinued operations (dollars in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2014	2013
Rental and related revenues	$4,261	$1,810	$14,169

Depreciation and amortization expenses	1,509	—	4,604
Operating expenses	1,155	54	3,001
Other expenses, net	70	20	865
Income before gain on sales of real estate, net of income taxes	$1,527	$1,736	$5,699
Gain on sales of real estate, net of income taxes	$8,298	$28,010	$9,185

Number of properties included in discontinued operations	14	3	16

(6)Net Investment in Direct Financing Leases

The components of net investment in DFLs consisted of the following (dollars in thousands):

	September 30,	December 31,
	2014	2013
Minimum lease payments receivable	$24,329,517	$24,808,386
Estimated residual values	4,126,426	4,134,405
Less unearned income	(21,210,821)	(21,789,392)
Net investment in direct financing leases	$7,245,122	$7,153,399
Properties subject to direct financing leases	363	364

The minimum lease payments receivable are primarily attributable to HCR ManorCare, Inc. (“HCR ManorCare”) ($23.1 billion and $23.5 billion at September 30, 2014 and December 31, 2013, respectively). The triple-net master lease with HCR ManorCare provides for annual rent of $524 million beginning April 1, 2014 (prior to April 1, 2014, annual rent was $506 million). The rent increases by 3.5% per year over the next two years and by a minimum of 3% for the remaining portion of the initial lease term. The properties are grouped into four pools, and HCR ManorCare has a one-time extension option for each pool with rent increased for the first year of the extension option to the greater of fair market rent or a 3% increase over the rent for the prior year. Including the extension options, which the Company determined to be bargain renewal options, the four leased pools had total initial available terms ranging from 23 to 35 years.

During the nine months ended September 30, 2014, the Company received a $13 million payoff from the HCR ManorCare proceeds of the sale of a post-acute/skilled nursing facility that collateralized this DFL.

The following table summarizes the Company’s internal ratings for net investment in DFLs at September 30, 2014 (in thousands):

	Carrying	Percentage of DFL	Internal Ratings
Investment Type	Amount	Portfolio	Performing DFLs	Watch List DFLs	Workout DFLs
Senior housing	$1,492,862	20	$1,121,658	$371,204	$—
Post-acute/skilled nursing	5,628,369	78	5,628,369	—	—
Hospital	123,891	2	123,891	—	—
	$7,245,122	100	$6,873,918	$371,204	$—

During the quarter ended September 30, 2013, the Company placed a 14-property senior housing DFL (the “DFL Portfolio”) on non-accrual status. Based on the Company’s determination that the timing of the collection of all rental payments was no longer reasonably assured, rental revenue for the DFL Portfolio is recognized on a cash basis. Furthermore, the Company determined that the DFL Portfolio was not impaired at September 30, 2013, based on its belief that: (i) it was not probable that it will not collect all of the rental payments under the terms of the lease; and (ii) the fair value of the underlying collateral exceeded the DFL Portfolio’s $376 million carrying amount. The fair value of the DFL Portfolio was estimated based on a discounted cash flow model, which inputs are considered to be a Level 3 measurement within the fair value hierarchy. Inputs to this valuation model include real estate capitalization rates, industry growth rates and operating margins, some of which influence the Company’s expectation of future cash flows from the DFL Portfolio and, accordingly, the fair value of its investment. During the three months ended September 30, 2014 and 2013, the Company recognized DFL income of $5 million in each period, and received cash payments of $6 million in each period from the DFL Portfolio. During the nine months ended September 30, 2014 and 2013, the Company recognized DFL income of $15 million and $19 million, respectively, and received cash payments of $18 million in each period from the DFL Portfolio. The carrying value of the DFL Portfolio was $371 million and $374 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, the Company continues to believe that the fair value of the underlying collateral is in excess of the carrying value of this DFL.

(7)Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	September 30, 2014			December 31, 2013
	Real Estate	Other		Real Estate	Other
	Secured	Secured	Total	Secured	Secured	Total
Mezzanine	$—	$301,494	$301,494	$—	$234,455	$234,455
Other(1)	133,406	—	133,406	147,669	—	147,669
Unamortized discounts, fees and costs	—	(2,689)	(2,689)	—	(2,713)	(2,713)
Allowance for loan losses	—	(13,410)	(13,410)	—	(13,410)	(13,410)
	$133,406	$285,395	$418,801	$147,669	$218,332	$366,001

(1)  Includes $133 million and $117 million at September 30, 2014 and December 31, 2013, respectively, of construction loans outstanding related to senior housing development projects.  At September 30, 2014, the Company had $13 million remaining under its commitments to fund development projects.

The following table summarizes the Company’s internal ratings for loans receivable at September 30, 2014 (in thousands):

	Carrying	Percentage of Loan	Internal Ratings
Investment Type	Amount	Portfolio	Performing Loans	Watch List Loans	Workout Loans
Real estate secured	$133,406	32	$133,406	$—	$—
Other secured	285,395	68	267,925	—	17,470
	$418,801	100	$401,331	$—	$17,470

Other Secured Loans

Brookdale Receivable. In conjunction with the Brookdale Transaction, on August 29, 2014, the Company provided $68 million in financing to Brookdale in the form of an interest-only loan. The Brookdale Receivable has a five-year term, is guaranteed by Brookdale and is secured by Brookdale’s 20% equity interest in the RIDEA Subsidiaries. The loan bears interest at a rate of 7% for the first two years and increases to 7.65% by the end of the five-year term. On November 3, 2014, the Company received $68 million from the early repayment of this loan. See additional information regarding the Brookdale Transaction in Note 3.

Barchester Loan. On May 2, 2013, the Company acquired £121 million ($188 million) of subordinated debt at a discount for £109 million ($170 million). The loan was secured by an interest in 160 facilities leased and operated by Barchester Healthcare (“Barchester”). On August 23, 2013, the Company acquired an additional investment in this loan of £9 million ($14 million) at a discount for £5 million ($8 million). This loan accrued interest on its face value at a floating rate of LIBOR plus a weighted-average margin of 3.14%. This loan investment was financed by a GBP denominated draw on the Company’s revolving line of credit facility that is discussed in Note 11. On September 6, 2013, the Company received £129 million ($202 million) from the par payoff of its Barchester debt investments. As a result, the Company recognized interest income of $24 million primarily representing the debt investment’s unamortized discounts. A portion of the proceeds from the Barchester repayment were used to repay the total outstanding amount of the Company’s GBP denominated draw on its revolving line of credit facility.

Tandem Health Care Loan. On July 31, 2012, the Company closed a mezzanine loan facility to lend up to $205 million to Tandem Health Care (“Tandem”), as part of the recapitalization of a post-acute/skilled nursing portfolio. The Company funded $100 million (the “First Tranche”) at closing and funded an additional $102 million (the “Second Tranche”) in June 2013. At September 30, 2014, the loans were subordinate to $440 million of senior mortgage debt. The loans bear interest at fixed rates of 12% and 14% per annum for the First and Second Tranches, respectively. This loan facility has a total term of up to 63 months from the First Tranche closing, is prepayable at the borrower’s option and is secured by real estate partnership interests. The loans are subject to prepayment premiums if repaid on or before the third anniversary from the First Tranche closing date.

Delphis Operations, L.P. Loan. The Company holds a secured term loan made to Delphis Operations, L.P. (“Delphis” or the “Borrower”) that is collateralized by assets of the Borrower. The Borrower’s collateral is comprised primarily of a partnership interest in an operating surgical facility that leases a property owned by the Company. This loan is on cost recovery status and classified as “workout”. The carrying value of the loan, net of an allowance for loan losses of $13 million, was $17.5 million and $18.1 million at September 30, 2014 and December 31, 2013, respectively. During the nine months ended September 30, 2014 and 2013, the Company received cash payments from the Borrower of $0.6 million and $1.5 million, respectively. At September 30, 2014, the Company believes the fair value of the collateral supporting this loan is in excess of its carrying value.

A reconciliation of the Company’s allowance related to the Company’s senior secured loan to Delphis follows (in thousands):

Amount
Balance at January 1, 2014	$13,410
Additions	—
Balance at September 30, 2014	$13,410

(8)Investments in and Advances to Unconsolidated Joint Ventures

On August 29, 2014, as part of the Brookdale Transaction discussed in Note 3, HCP and Brookdale formed new unconsolidated joint ventures that own 14 CCRC campuses in a RIDEA structure. At closing,  Brookdale contributed eight of its owned campuses; the Company contributed two campuses previously leased to Brookdale valued at $162 million (carrying value of $92 million) and $370 million of cash. At closing, the CCRC JV campuses were encumbered by $569 million of mortgage and entrance fee obligations. See additional information regarding the Brookdale Transaction in Note 3.

The Company owns interests in the following entities that are accounted for under the equity method at September 30, 2014 (dollars in thousands):

Entity(1)	Segment	Investment(2)	Ownership%
CCRC JV(3)	senior housing	$459,916		49
HCR ManorCare	post-acute/skilled nursing	76,876		9.4
HCP Ventures III, LLC	medical office	6,868		30
HCP Ventures IV, LLC	medical office and hospital	27,560		20
HCP Life Science(4)	life science	70,771	50	–	63
Suburban Properties, LLC	medical office	5,716		67
Advances to unconsolidated joint ventures, net		216
		$647,923

Edgewood Assisted Living Center, LLC	senior housing	$(440)
Seminole Shores Living Center, LLC	senior housing	(645)
		$(1,085)

(1)  These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.

(2)  Represents the carrying value of the Company’s investment in the unconsolidated joint ventures. Negative balances are recorded in accounts payable and accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.

(3)  Includes two unconsolidated joint ventures between the Company and Brookdale: (i) CCRC PropCo ($210 million) and (ii) CCRC OpCo ($250 million).  See additional information regarding the Brookdale Transaction in Note 3.

(4)  Includes three unconsolidated joint ventures between the Company and an institutional capital partner for which the Company is the managing member. HCP Life Science includes the following partnerships (and the Company’s ownership percentage): (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%).

Summarized combined financial information for the Company’s unconsolidated joint ventures follows (in thousands):

	September 30,	December 31,
	2014(1)	2013
Real estate, net	$5,159,092	$3,662,450
Goodwill and other assets, net	5,482,542	5,384,553
Total assets	$10,641,634	$9,047,003

Capital lease obligations and debt	$7,221,580	$6,768,815
Accounts payable	1,103,072	1,045,260
Other partners’ capital	1,648,992	1,098,228
HCP’s capital(2)	667,990	134,700
Total liabilities and partners’ capital	$10,641,634	$9,047,003

(1)  Includes the financial information of the CCRC JV, which the Company formed on August 29, 2014.

(2)  The combined basis difference of the Company’s investments in these joint ventures of $21 million, as of September 30, 2014, is primarily attributable to goodwill, real estate, capital lease obligations, deferred tax assets and lease-related net intangibles.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014(1)	2013	2014(1)	2013
Total revenues	$1,087,010	$1,046,789	$3,224,839	$3,182,052
Income (loss) from discontinued operations	3,600	(2,600)	(2,000)	(8,300)
Net income (loss)	(702)	2,538	(4,826)	23,032
HCP’s share of earnings(2)	10,168	13,892	39,388	44,278
Fees earned by HCP	447	464	1,340	1,406
Distributions received by HCP	2,113	1,390	5,881	3,918

(1)  Includes the financial information of the CCRC JV, which the Company formed on August 29, 2014.

(2)  The Company’s joint venture interest in HCR ManorCare is accounted for using the equity method and results in an ongoing elimination of DFL income proportional to HCP’s ownership in HCR ManorCare. The elimination of the respective proportional lease expense at the HCR ManorCare level in substance results in $16 million and $15 million of DFL income that is recharacterized to the Company’s share of earnings from HCR ManorCare (equity income from unconsolidated joint ventures) for the three months ended September 30, 2014 and 2013, respectively. For both the nine months ended September 30, 2014 and 2013, $47 million of DFL income was recharacterized to the Company’s share of earnings from HCR ManorCare.

(9)Intangibles

At September 30, 2014 and December 31, 2013, intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles and below market ground lease intangibles, were $808 million and $781 million, respectively. At September 30, 2014 and December 31, 2013, the accumulated amortization of intangible assets was $329 million and $291 million, respectively.

At September 30, 2014 and December 31, 2013, intangible lease liabilities, comprised of below market lease intangibles and above market ground lease intangibles were $209 million and $207 million, respectively. At September 30, 2014 and December 31, 2013, the accumulated amortization of intangible liabilities was $121 million and $108 million, respectively.

(10)Other Assets

The Company’s other assets consisted of the following (in thousands):

	September 30,		December 31,
	2014		2013
Straight-line rent assets, net of allowance of $34,648 and $34,230, respectively	$347,109		$368,919
Marketable debt securities, net	239,801		244,089
Leasing costs and inducements, net	144,465		104,601
Deferred financing costs, net	50,567		42,106
Goodwill	50,346		50,346
Other(1)	108,840	(2)	57,644
Total other assets	$941,128		$867,705

(1)  Includes a $5.4 million allowance for losses related to accrued interest receivable on the Delphis loan, which accrued interest is included in other assets. At both September 30, 2014 and December 31, 2013, the carrying value of interest accrued related to the Delphis loan was zero. Also includes a loan receivable for $15 million and $10 million at September 30, 2014 and December 31, 2013, respectively, from HCP Ventures IV, LLC, an unconsolidated joint venture (see Note 8 for additional information). The loan bears interest at a fixed rate of 12% per annum and matures in May 2015.

(2)  Includes a $30.1 million non-interest bearing short-term receivable from Brookdale payable in eight quarterly installments (see Note 3 for additional information).

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

(11) Debt

Bank Line of Credit and Term Loan

On March 31, 2014, the Company amended its unsecured revolving line of credit facility (the “Facility”) with a syndicate of banks, which was scheduled to mature in March 2016, increasing the borrowing capacity by $500 million to $2.0 billion. The amended Facility matures on March 31, 2018, with a one-year committed extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends upon the Company’s debt ratings. The Company pays a facility fee on the entire revolving commitment that depends on its debt ratings. Based on the Company’s debt ratings at September 30, 2014, the margin on the Facility was 0.925%, and the facility fee was 0.15%. The Facility also includes a feature that will allow the Company to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At September 30, 2014, the Company had $70 million outstanding under the Facility with a weighted average effective interest rate of 1.34%.

On July 30, 2012, the Company entered into a credit agreement with a syndicate of banks for a £137 million ($222 million at September 30, 2014) four-year unsecured term loan (the “Term Loan”). Based on the Company’s debt ratings at September 30, 2014, the Term Loan accrues interest at a rate of GBP LIBOR plus 1.20%. Concurrent with the closing of the Term Loan, the Company entered into a four-year interest rate swap contract that fixes the interest rate of the Term Loan at 1.81%, subject to adjustments based on the Company’s debt ratings. The Term Loan contains a one-year committed extension option.

The Facility and Term Loan contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60% and (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times. The Facility and Term Loan also require a Minimum Consolidated Tangible Net Worth of $9.5 billion at September 30, 2014. At September 30, 2014, the Company was in compliance with each of these restrictions and requirements of the Facility and Term Loan.

Senior Unsecured Notes

At September 30, 2014, the Company had senior unsecured notes outstanding with an aggregate principal balance of $7.7 billion. At September 30, 2014, interest rates on the notes ranged from 2.79% to 6.99% with a weighted average effective interest rate of 4.95% and a weighted average maturity of six years. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at September 30, 2014.

On August 14, 2014, the Company issued $800 million of 3.875% senior unsecured notes due 2024. The notes were priced at 99.63% of the principal amount with an effective yield-to-maturity of 3.92%; net proceeds from this offering were $792 million.

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

Mortgage Debt

At September 30, 2014, the Company had $1.2 billion in aggregate principal amount of mortgage debt outstanding secured by 88 healthcare facilities (including redevelopment properties) with a carrying value of $1.4 billion. At September 30, 2014, interest rates on the mortgage debt ranged from 0.44% to 8.69% with a weighted average effective interest rate of 6.21% and a weighted average maturity of three years.

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

Debt Maturities

The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at September 30, 2014 (in thousands):

			Senior
	Bank Line of		Unsecured	Mortgage
Year	Credit	Term Loan(1)	Notes	Debt	Total(2)
2014 (Three months)	$—	$—	$—	$249,052	$249,052
2015	—	—	400,000	40,164	440,164
2016	—	222,118	900,000	291,736	1,413,854
2017	—	—	750,000	550,477	1,300,477
2018	70,000	—	600,000	6,583	676,583
Thereafter	—	—	5,000,000	65,242	5,065,242
	70,000	222,118	7,650,000	1,203,254	9,145,372
Discounts, net	—	—	(24,959)	(3,621)	(28,580)
	$70,000	$222,118	$7,625,041	$1,199,633	$9,116,792

(1)  Represents £137 million translated into U.S. dollars.

(2)  Excludes $98 million of other debt that represents Life Care Bonds and Demand Notes that have no scheduled maturities.

Other Debt

At September 30, 2014, the Company had $72 million of non-interest bearing life care bonds at two of its continuing care retirement communities and non-interest bearing occupancy fee deposits at two of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). The Life Care Bonds are generally refundable to the residents upon the termination of the contract or upon the successful resale of the unit.

In conjunction with the Brookdale Transaction, on August 29, 2014, the Company borrowed $26 million from the CCRC JV in the form of on-demand notes (“Demand Notes”). The Demand Notes bear interest at a rate of 4.5%. See additional information regarding the Brookdale Transaction in Note 3.

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

The following tables provide information regarding the Company’s concentrations with respect to certain operators and tenants; the information provided is presented for the gross assets and revenues that are associated with certain operators and tenants as percentages of the respective segment’s and total Company’s assets and revenues:

The following table lists the Company’s senior housing concentrations:

	Percentage of		Percentage of		Percentage of
	Senior Housing Gross Assets		Senior Housing Revenues		Senior Housing Revenues
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
Operators	2014	2013	2014	2013	2014	2013
HCR ManorCare	10%	11%	7%	10%	9%	10%
Brookdale(1)	34	48	32	47	40	47

The following table lists the Company’s post-acute/skilled nursing concentrations:

	Percentage of Post-Acute/		Percentage of Post-Acute/		Percentage of Post-Acute/
	Skilled Nursing Gross Assets		Skilled Nursing Revenues		Skilled Nursing Revenues
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
Operators	2014	2013	2014	2013	2014	2013
HCR ManorCare	89%	89%	86%	74%	86%	82%

The following table lists the total Company concentrations:

	Percentage of		Percentage of		Percentage of
	Total Company Assets		Total Company Revenues		Total Company Revenues
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
Operators	2014	2013	2014	2013	2014	2013
HCR ManorCare	31%	32%	25%	27%	27%	28%
Brookdale(1)	14	19	13	16	15	17

(1)  On July 31, 2014, Brookdale completed its acquisition of Emeritus. These percentages of segment revenues, total revenues, segment assets and total assets for all periods presented are prepared on a pro forma basis to reflect the combined concentration for Brookdale and Emeritus, as if the merger had occurred as of the beginning of the periods presented. On August 29, 2014, the Company and Brookdale amended or terminated all former leases with Emeritus and entered into two RIDEA joint ventures (see Note 3 for additional information regarding the Brookdale Transaction). Percentages do not include senior housing facilities that Brookdale manages (is not a tenant) on behalf of the Company, under a RIDEA structure.

HCR ManorCare’s summarized condensed consolidated financial information follows (in millions):

	September 30,	December 31,
	2014	2013
Real estate and other property, net	$2,956.4	$2,993.2
Cash and cash equivalents	137.2	141.8
Goodwill, intangible and other assets, net	5,084.1	5,174.9
Total assets	$8,177.7	$8,309.9

Debt and financing obligations	$6,145.1	$6,258.5
Accounts payable, accrued liabilities and other	993.7	1,013.4
Total equity	1,038.9	1,038.0
Total liabilities and equity	$8,177.7	$8,309.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$1,030.9	$1,021.2	$3,117.6	$3,105.0
Operating, general and administrative expense	(888.3)	(875.5)	(2,698.6)	(2,639.5)
Depreciation and amortization expense	(36.0)	(35.7)	(106.9)	(108.1)
Interest expense	(101.8)	(103.6)	(306.5)	(311.7)
Other income (expense), net	(0.5)	2.4	4.0	4.1
Income from continuing operations before income tax expense	4.3	8.8	9.6	49.8
Income tax expense	(2.2)	(3.6)	(4.4)	(17.1)
Income from continuing operations	2.1	5.2	5.2	32.7
Income (loss) from discontinued operations, net of taxes	3.6	(2.6)	(2.0)	(8.3)
Net income	$5.7	$2.6	$3.2	$24.4

As of September 30, 2014, Brookdale provided comprehensive property management and accounting services with respect to 68 of the Company’s senior housing facilities, for which the Company pays annual management fees pursuant to long-term management agreements. Most of the management agreements have terms ranging from 10 to 15 years, with 5-year renewals. The base management fees are 4.5% to 5.0% of gross revenues (as defined) generated by the RIDEA facilities. In addition, there are incentive management fees payable to Brookdale if operating results of the RIDEA properties exceed pre-established EBITDAR (as defined) thresholds.

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

Credit Enhancement Guarantee

Certain of the Company’s senior housing facilities serve as collateral for $107 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, had a carrying value of $371 million as of September 30, 2014.

(13) Equity

Common Stock

The following table lists the common stock cash dividends declared by the Company in 2014:

		Amount	Dividend
Declaration Date	Record Date	Per Share	Payable Date
January 30	February 10	$0.545	February 25
May 1	May 12	0.545	May 27
July 31	August 11	0.545	August 26
October 30	November 10	0.545	November 25

The following is a summary of the Company’s common stock issuances (shares in thousands):

	Nine Months Ended September 30,
	2014	2013
Dividend Reinvestment and Stock Purchase Plan	1,775	1,681
Conversion of DownREIT units(1)	2	85
Exercise of stock options	131	875
Vesting of restricted stock units	575	110

(1)  Non-managing member LLC units.

Accumulated Other Comprehensive Loss

The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	September 30,	December 31,
	2014	2013
Unrealized losses on available for sale securities	$(5)	$—
Unrealized losses on cash flow hedges, net	(9,734)	(10,797)
Supplemental Executive Retirement Plan minimum liability	(2,747)	(2,910)
Cumulative foreign currency translation adjustment	(4,978)	(780)
Total accumulated other comprehensive loss	$(17,464)	$(14,487)

Noncontrolling Interests

At September 30, 2014, non-managing members held an aggregate of 4 million units in five limited liability companies (“DownREITs”), for which the Company is the managing member. At September 30, 2014, the carrying and fair values of these DownREIT units were $189 million and $242 million, respectively.

Severance-related charges

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

(14) Segment Disclosures

The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the senior housing, post-acute/skilled nursing, life science and hospital segments, the Company primarily invests, through the acquisition and development of real estate, in single operator or tenant properties and debt issued by operators in these sectors. Under the medical office segment, the Company invests through the acquisition and development of MOBs, which generally require a greater level of property management. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements herein and in the Company’s 2013 Annual Report on Form 10-K filed with the SEC. There were no intersegment sales or transfers during the nine months ended September 30, 2014 and 2013. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”), adjusted NOI (cash NOI) and interest income of the combined investments in each segment.

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

Summary information for the reportable segments follows (in thousands):

For the three months ended September 30, 2014:

				Investment
	Rental	Resident Fees	Interest	Management	Total		Adjusted
Segments	Revenues(1)	and Services	Income	Fee Income	Revenues	NOI(2)	(Cash) NOI(2)
Senior housing	$183,834	$62,213	$3,919	$—	$249,966	$203,030	$155,512
Post-acute/skilled	139,205	—	13,598	—	152,803	138,671	121,978
Life science	79,450	—	—	1	79,451	62,813	60,722
Medical office	92,412	—	—	446	92,858	53,953	54,481
Hospital	21,560	—	—	—	21,560	20,608	20,738
Total	$516,461	$62,213	$17,517	$447	$596,638	$479,075	$413,431

For the three months ended September 30, 2013:

				Investment
	Rental	Resident Fees	Interest	Management	Total		Adjusted
Segments	Revenues(1)	and Services	Income	Fee Income	Revenues	NOI(2)	(Cash) NOI(2)
Senior housing	$149,443	$36,370	$3,121	$—	$188,934	$162,078	$148,684
Post-acute/skilled	136,017	—	38,642	—	174,659	135,388	117,921
Life science	72,531	—	—	1	72,532	58,440	56,352
Medical office	88,425	—	—	463	88,888	52,438	52,397
Hospital	20,829	—	315	—	21,144	19,854	19,883
Total	$467,245	$36,370	$42,078	$464	$546,157	$428,198	$395,237

For the nine months ended September 30, 2014:

				Investment
	Rental	Resident Fees	Interest	Management	Total		Adjusted
Segments	Revenues(1)	and Services	Income	Fee Income	Revenues	NOI(2)	(Cash) NOI(2)
Senior housing	$485,823	$138,205	$10,633	$—	$634,661	$531,640	$459,363
Post-acute/skilled	415,533	—	40,517	—	456,050	413,934	362,182
Life science	233,113	—	—	3	233,116	186,866	178,890
Medical office	273,215	—	—	1,337	274,552	162,075	161,280
Hospital	64,372	—	—	—	64,372	61,573	61,874
Total	$1,472,056	$138,205	$51,150	$1,340	$1,662,751	$1,356,088	$1,223,589

For the nine months ended September 30, 2013:

				Investment
	Rental	Resident Fees	Interest	Management	Total		Adjusted
Segments	Revenues(1)	and Services	Income	Fee Income	Revenues	NOI(2)	(Cash) NOI(2)
Senior housing	$448,600	$108,509	$8,328	$—	$565,437	$486,516	$439,410
Post-acute/skilled	405,108	—	59,656	—	464,764	403,218	349,590
Life science	221,088	—	—	3	221,091	179,775	170,957
Medical office	265,252	—	—	1,403	266,655	159,888	157,406
Hospital	51,007	—	627	—	51,634	48,177	59,664
Total	$1,391,055	$108,509	$68,611	$1,406	$1,569,581	$1,277,574	$1,177,027

(1)  Represents rental and related revenues, tenant recoveries and income from DFLs.

(2)  NOI is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate. The Company defines NOI as rental and related revenues, including tenant recoveries, resident fees and services, and income from DFLs, less property level operating expenses. NOI excludes interest income, investment management fee income, interest expense, depreciation and amortization, general and administrative expenses, litigation settlement, impairments, impairment recoveries, other income, net, income taxes, equity income from and impairments of investments in unconsolidated joint ventures, and discontinued operations. The Company believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL accretion, amortization of above and below market lease intangibles, and lease termination fees. Adjusted NOI is also referred to as “Cash NOI.” The Company uses NOI and adjusted NOI to make decisions about resource allocations and to assess and compare property level performance. The Company believes that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP because it does not reflect the aforementioned excluded items. Further, the Company’s definition of NOI may not be comparable to the definition used by other REITs or real estate companies, as those companies may use different methodologies for calculating NOI.

The following is a reconciliation of reported net income to NOI and adjusted NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$251,059	$236,858	$736,961	$687,367
Interest income	(17,517)	(42,078)	(51,150)	(68,611)
Investment management fee income	(447)	(464)	(1,340)	(1,406)
Interest expense	111,275	108,088	324,755	325,650
Depreciation and amortization	122,975	104,783	343,496	317,172
General and administrative	24,954	45,326	75,410	90,043
Other income, net	(3,111)	(1,632)	(5,750)	(17,032)
Income taxes	55	1,034	2,840	3,553
Equity income from unconsolidated joint ventures	(10,168)	(13,892)	(39,388)	(44,278)
Total discontinued operations	—	(9,825)	(29,746)	(14,884)
NOI	479,075	428,198	1,356,088	1,277,574
Straight-line rents	(8,627)	(12,604)	(35,082)	(28,559)
DFL accretion	(18,760)	(19,822)	(57,995)	(65,386)
Amortization of above and below market lease intangibles, net	(276)	(346)	(619)	(6,414)
Lease termination fees	(37,981)	(205)	(38,792)	(220)
NOI adjustments related to discontinued operations	—	16	(11)	32
Adjusted (Cash) NOI	$413,431	$395,237	$1,223,589	$1,177,027

The Company’s total assets by segment were (in thousands):

	September 30,	December 31,
Segments	2014	2013
Senior housing	$8,427,636	$7,803,085
Post-acute/skilled nursing	6,336,758	6,266,938
Life science	4,113,227	3,986,187
Medical office	2,892,081	2,686,069
Hospital	639,922	639,357
Gross segment assets	22,409,624	21,381,636
Accumulated depreciation and amortization	(2,488,484)	(2,257,188)
Net segment assets	19,921,140	19,124,448
Assets held-for-sale, net	—	9,819
Other non-segment assets	823,750	941,603
Total assets	$20,744,890	$20,075,870

At both September 30, 2014 and December 31, 2013, goodwill of $50 million was allocated to segment assets as follows: (i) senior housing—$31 million, (ii) post-acute/skilled nursing—$3 million, (iii) medical office—$11 million, and (iv) hospital—$5 million.

(15) Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator
Income from continuing operations	$251,059	$227,033	$707,215	$672,483
Noncontrolling interests’ share in continuing operations	(3,405)	(3,055)	(10,134)	(9,442)
Income from continuing operations applicable to HCP, Inc.	247,654	223,978	697,081	663,041
Participating securities’ share in continuing operations	(446)	(474)	(1,999)	(1,330)
Income from continuing operations applicable to common shares	247,208	223,504	695,082	661,711
Discontinued operations	—	9,825	29,746	14,884
Noncontrolling interests’ share in discontinued operations	—	(47)	(1,177)	(183)
Net income applicable to common shares	$247,208	$233,282	$723,651	$676,412

Denominator
Basic weighted average common shares	458,799	455,345	458,119	454,553
Dilutive potential common shares	342	733	354	835
Diluted weighted average common shares	459,141	456,078	458,473	455,388

Basic earnings per common share
Income from continuing operations	$0.54	$0.49	$1.52	$1.46
Discontinued operations	—	0.02	0.06	0.03
Net income applicable to common shares	$0.54	$0.51	$1.58	$1.49

Diluted earnings per common share
Income from continuing operations	$0.54	$0.49	$1.52	$1.46
Discontinued operations	—	0.02	0.06	0.03
Net income applicable to common shares	$0.54	$0.51	$1.58	$1.49

Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, which requires the use of the two-class method when computing basic and diluted earnings per share. Options to purchase approximately 1.1 million and 0.9 million shares of common stock that had an exercise price (including deferred compensation expense) in excess of the average closing market price of the Company’s common stock during the three months ended September 30, 2014 and 2013, respectively, were not included in the Company’s earnings per share calculations because they are anti-dilutive. Restricted stock and performance restricted stock units representing 0.1 million and 7,500 shares of common stock during the three months ended September 30, 2014 and 2013, respectively, were not included because they are anti-dilutive. Additionally, 6 million shares issuable upon conversion of 4 million DownREIT units during the three months ended September 30, 2014 and 2013 were not included because they are anti-dilutive.

(16) Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2014	2013
Supplemental cash flow information:
Interest paid, net of capitalized interest	$359,483	$363,229
Income taxes paid (refunded)	4,282	(2)
Capitalized interest	8,185	10,852
Supplemental schedule of non-cash investing activities:
Accrued construction costs	28,933	18,495
Loan originated in connection with Brookdale Transaction	67,640	—
Real estate contributed to CCRC JV	91,603	—
Fair value of real estate acquired in exchange for sale of real estate	32,000	15,204
Supplemental schedule of non-cash financing activities:
Vesting of restricted stock units	575	110
Cancellation of restricted stock	1	17
Conversion of non-managing member units into common stock	73	2,997
Noncontrolling interest issued in connection with Brookdale Transaction	46,751	—
Noncontrolling interest issued in connection with real estate acquisition	6,321	—
Noncontrolling interest assumed in connection with real estate disposition	1,671	—
Mortgages and other liabilities assumed with real estate acquisitions	1,734	12,728
Unrealized gains on available-for-sale securities and derivatives designated as cash flow hedges, net	1,824	6,990

See also discussions of the Brookdale Transaction in Note 3.

(17) Variable Interest Entities

Unconsolidated Variable Interest Entities

At September 30, 2014, the Company had investments in: (i) an unconsolidated VIE joint venture; (ii) 48 properties leased to VIE tenants; (iii) a loan to a VIE borrower; and (iv) marketable debt securities of a VIE borrower. The Company has determined that it is not the primary beneficiary of these VIEs.

The Company holds an equity interest in an unconsolidated joint venture (CCRC OpCo) that has been identified as a VIE (see Note 3 for additional information on the CCRC JV). The equity members of CCRC OpCo share certain operating rights with Brookdale as manager of the CCRCs;  however, the Company does not consolidate this VIE because it does not have the ability to control the activities that most significantly impact this VIE’s economic performance. The assets of CCRC OpCo primarily consist of the CCRCs that it owns and leases, resident fees receivable, notes receivable and cash and cash equivalents; its obligations primarily consist of operating lease obligations and accounts payable and expense accruals associated with the cost of its CCRCs operations. Assets generated by the CCRC operations (primarily rents from CCRC residents) of CCRC OpCo may only be used to settle its contractual obligations (primarily the rental costs and operating expenses incurred to manage such facilities).

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

The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company’s involvement with these VIEs are presented below at September 30, 2014 (in thousands):

	Maximum Loss		Carrying
VIE Type	Exposure(1)	Asset/Liability Type	Amount
CCRC OpCo	$249,856	Investments in unconsolidated joint ventures	$249,856
VIE tenants—operating leases	215,504	Lease intangibles, net and straight-line rent receivables	13,258
VIE tenants—DFLs	1,050,995	Net investment in DFLs	600,493
Loan—senior secured	17,470	Loans receivable, net	17,470
CMBS	17,433	Marketable debt securities	17,433

(1)  The Company’s maximum loss exposure related to its equity investment in unconsolidated joint ventures, and loans and marketable debt securities to the VIE borrowers represents its current aggregate carrying amount. The Company’s maximum loss exposure related to the VIE tenants represents the future minimum lease payments over the remaining term of the respective leases, which may be mitigated by re-leasing the properties to new tenants.

As of September 30, 2014, the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls). See Notes 3, 6, 7 and 8 for additional descriptions of the nature, purpose and activities of the Company’s unconsolidated VIEs and interests therein.

Consolidated Variable Interest Entities

The Company holds a 90% ownership interest in a joint venture entity formed in September 2011 that operates senior housing properties in a RIDEA structure (“RIDEA OpCo”). The Company historically has consolidated RIDEA OpCo as a result of the rights it acquired through the joint venture agreement with Brookdale utilizing the voting interest model. In the third quarter of 2014, upon the occurrence of a reconsideration event, it was determined that RIDEA OpCo is a VIE and that the Company is the primary beneficiary because it has the ability to control the activities that most significantly impact the VIEs’ economic performance. The assets of RIDEA OpCo primarily consist of leasehold interests in senior housing facilties (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to an non-VIE consolidated subsidiary of the Company and operating expenses of its senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily rents from senior housing residents) of  RIDEA OpCo may only be used to settle its contractual obligations (primarily the rental costs and operating expenses incurred to manage such facilities).

The Company holds an 80% equity interest in joint venture entities that own and operate senior housing properties in a RIDEA structure (RIDEA Subsidiaries). The Company consolidates RIDEA Subsidiaries (SH PropCo and SH OpCo) as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIEs’ economic performance. The assets of SH PropCo primarily consist of leased properties (net real estate), rents receivable and cash and cash equivalents; its obligations primarily consist of a note payable to a non-VIE consolidated subsidiary of the Company. The assets of SH OpCo primarily consist of leasehold interests in senior housing facilties (operating leases), resident fees receivable and cash and cash equivalents; its obligations primarily consist of lease payments to SH PropCo and operating expenses of its senior housing facilities (accounts payable and accrued expenses).  Assets generated by the senior housing operations (primarily rents from senior housing residents) of  RIDEA Subsidiaries may only be used to settle its contractual obligations (primarily the rental costs and operating expenses incurred to manage such facilities). See Note 3 for additional information of the RIDEA Subsidiaries and the Company’s interests therein.

The Company made loans to two entities that entered into a tax credit structure (“Tax Credit Subsidiaries”) and an investment in a development joint venture (“Development JV”). The Company consolidates the Tax Credit Subsidiaries and Development JV because they are VIEs and the Company is the primary beneficiary of these VIEs because it has the ability to control the activities that most significantly impact the VIEs’ economic performance. The assets and liabilities of the Tax Credit Subsidiaries and Development JV substantially consist of development in progress, notes receivable, prepaid expenses, notes payable and accounts payable and accrued liabilities generated from their operating activities. Assets generated by the operating activities of the Tax Credit Subsidiaries and Development JV may only be used to settle their contractual obligations.

(18) Fair Value Measurements

The following table illustrates the Company’s financial assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets. Recognized gains and losses are recorded in other income, net on the Company’s condensed consolidated statements of income. During the nine months ended September 30, 2014, there were no transfers of financial assets or liabilities within the fair value hierarchy.

The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2014 follow (in thousands):

Financial Instrument(1)	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$26	$26	$—	$—
Interest-rate swap assets	1,447	—	1,447	—
Interest-rate swap liabilities	(7,580)	—	(7,580)	—
Currency swap assets	484	—	484	—
Currency swap liabilities	(1,337)	—	(1,337)	—
Warrants	69	—	—	69
	$(6,891)	$26	$(6,986)	$69

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

The table below summarizes the carrying values and fair values of the Company’s financial instruments (in thousands):

	September 30, 2014		December 31, 2013
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Loans receivable, net(2)	$418,801	$426,598	$366,001	$373,441
Marketable debt securities(1)	239,801	272,420	244,089	280,850
Marketable equity securities(1)	26	26	—	—
Warrants(3)	69	69	114	114
Term loan(2)	222,118	222,118	226,858	226,858
Senior unsecured notes(1)	7,625,041	8,144,262	6,963,375	7,405,817
Mortgage debt(2)	1,199,633	1,234,725	1,396,485	1,421,214
Other debt(2)	97,845	97,845	74,909	74,909
Interest-rate swap assets(2)	1,447	1,447	2,325	2,325
Interest-rate swap liabilities(2)	7,580	7,580	8,384	8,384
Currency swap assets(2)	484	484	—	—
Currency swap liabilities(2)	1,337	1,337	2,756	2,756

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

(20) Derivative Financial Instruments

The following table summarizes the Company’s outstanding interest-rate and foreign currency swap contracts as of September 30, 2014 (dollars and GBP in thousands):

			Fixed
		Hedge	Rate/Buy	Floating/Exchange	Notional/
Date Entered	Maturity Date	Designation	Amount	Rate Index	Sell Amount	Fair Value(1)
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(5,635)
November 2008(3)	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	$26,000	$(1,945)
July 2012(3)	June 2016	Cash Flow	1.81%	1 Month GBP LIBOR+1.20%	£137,000	$1,447
July 2012(4)	June 2016	Cash Flow	$45,500	Buy USD/Sell GBP	£29,000	$(1,337)
July 2014(5)	December 2015	Cash Flow	$9,300	Buy USD/Sell GBP	£5,500	$484

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

(5)  Currency swap contract (buy USD/sell GBP) hedges the foreign currency exchange risk related to the Company’s forecasted GBP denominated interest receipts on intercompany loans. Represents a currency swap to sell £0.4 million at a rate of 1.7060 on various dates through December 2015.

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

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of a derivative instrument due to adverse changes in market prices. Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative contracts, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At September 30, 2014, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

On July 16, 2014, the Company entered into a foreign currency swap contract to hedge the foreign currency exchange risk related to GBP interest receipts on two intercompany loans (see additional discussion of the UK facilities in Note 4). The cash flow hedge has a fixed USD/GBP exchange rate of 1.7060 (buy $0.6 million and sell £0.4 million monthly) and matures in December 2015. The fair value of the contract at September 30, 2014 was $0.5 million and is included in other assets, net. During the three and nine months ended September 30, 2014, there was no ineffective portion related to this hedge.

In December 2010, the Company assumed a cash flow hedge as part of a real estate acquisition. During the three months ended September 30, 2014, the Company determined a portion of the hedge was ineffective and reclassified $2.1 million of unrealized gains related to this interest-rate swap contract into other income, net.

At September 30, 2014, the Company expects that the hedged forecasted transactions for each of the outstanding qualifying cash flow hedging relationships remain probable of occurring, and as a result, no additional gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings for any other outstanding hedges, other than discussed above. During the nine months ended September 30, 2014, there were no additional ineffective portions related to other outstanding hedges, other than discussed above.

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

		Effects of Change in Interest and Foreign Currency Rates
		+50 Basis	-50 Basis	+100 Basis	-100 Basis
Date Entered	Maturity Date	Points	Points	Points	Points
July 2005	July 2020	$1,128	$(1,337)	$2,361	$(2,570)
November 2008	October 2016	267	(253)	527	(512)
July 2012	June 2016	1,900	(1,865)	3,783	(3,748)
July 2012	June 2016	(399)	71	(633)	306
July 2014	December 2015	(65)	23	(110)	67

(21) Subsequent Events

On November 3, 2014, the Company committed to be the lead lender for Formation Capital and  Safanad’s pending acquisition of NHP, a company that owns care homes in the UK. The Company will provide a loan facility (the “Facility”), secured by substantially all of NHP’s assets, totaling £394.5 million (approximately $630 million), with £362.5 million funded at closing. The closing of the acquisition and funding of the Facility are expected to occur later in November 2014, subject to customary closing conditions.

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

Executive Summary

We are a Maryland corporation and were organized to qualify as a self-administered real estate investment trust (“REIT”) that, together with our unconsolidated joint ventures, invests primarily in real estate serving the healthcare industry in the U.S. We acquire, develop, lease, manage and dispose of healthcare real estate, and provide financing to healthcare providers. At September 30, 2014, our portfolio of investments, including properties in our Investment Management Platform, consisted of interests in 1,177 facilities. Our Investment Management Platform represents the following joint ventures: (i) HCP Ventures III, LLC, (ii) HCP Ventures IV, LLC and (iii) the HCP Life Science ventures.

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

2014 Transaction Overview

Brookdale Lease Amendments and Terminations and the Formation of Two RIDEA Joint Ventures (“Brookdale Transaction”)

On August 29, 2014, HCP and Brookdale Senior Living (“Brookdale”), through a Master Contribution and Transactions Agreement, closed a multiple-element transaction that has three major components:

•

formed new unconsolidated joint ventures that collectively own 14 campuses of continuing care retirement communities (the “CCRC JV”). At closing, Brookdale contributed eight of its owned campuses; we contributed two campuses previously leased to Brookdale and cash used to acquire four additional campuses from third parties. HCP and Brookdale own 49% and 51%, respectively, of the CCRC JV. Brookdale continues to manage these communities;

•	amended existing lease agreements on 153 HCP-owned senior housing communities, including the termination of embedded tenant purchase options relating to 30 properties and future rent reductions; and
•

terminated existing lease agreements on 49 HCP-owned senior housing properties, including the termination of embedded tenant purchase options relating to 19 properties. At closing, we created a newly formed consolidated RIDEA partnership with Brookdale who is a 20% equity partner. Brookdale continues to manage the communities.

$630 Million (£395 Million) Debt  Investment in UK Care  Home  Portfolio

On November 3, 2014, we committed to be the lead investor in the financing for Formation Capital and  Safanad’s pending acquisition of NHP, a company that owns 273 nursing and residential care homes representing over 12,500 beds in the UK. We will provide a loan facility (the “Facility”), secured by substantially all of NHP’s assets, totaling £394.5 million (approximately $630 million), with £362.5 million funded at closing. The closing of the acquisition and funding of the Facility are expected to occur later in November 2014, subject to customary closing conditions.

Other Investment Transactions

During the nine months ended September 30, 2014, we completed and committed $583 million of other investments and commitments in 27 assets across our senior housing, life science and medical office segments.

During the nine months ended September 30, 2014, we funded $175 million for construction and other capital projects, primarily in our life science, medical office and senior housing segments.

Financing Activities

On February 1, 2014, the Company repaid $400 million of maturing senior unsecured notes, which accrued interest at a rate of 2.7%.

On February 12, 2014, we issued $350 million of 4.2% senior unsecured notes due 2024. The notes priced at 99.537% of the principal amount with an effective yield-to-maturity of 4.257%.

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

On August 14, 2014, we issued $800 million of 3.875% senior unsecured notes due 2024. The notes were priced at 99.63% of the principal amount with an effective yield-to-maturity of 3.92%.

Dividends

On October 30, 2014, we announced that our Board declared a quarterly common stock cash dividend of $0.545 per share. The common stock dividend will be paid on November 25, 2014 to stockholders of record as of the close of business on November 10, 2014 and represents an annualized dividend pay rate of $2.18 per share.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2013 in “Item 7. Management’s Discussion and Analysis of Financial

Condition and Results of Operations”; our critical accounting policies have not changed during 2014, except for the “Allowance for Doubtful Accounts”  update included in Note 2 to the Condensed Consolidated Financial Statements.

Results of Operations

We evaluate our business and allocate resources among our five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the senior housing, post-acute/skilled nursing, life science and hospital segments, we primarily invest, through the acquisition and development, in single operator or tenant properties and debt issued by operators in these sectors. Under the medical office segment, we invest, through the acquisition and development, in single or multi-tenant MOBs, which generally require a greater level of property management.

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

As part of the Brookdale Transaction, we contributed properties that were previously triple-net leased into a RIDEA structure, with Brookdale managing the communities and acquiring a 20% equity interest in the RIDEA Subsidiaries. For the properties in the RIDEA structure, we report the resident level revenues and corresponding operating expenses in our condensed consolidated financial statements rather than the triple-net rents. On August 29, 2014 (the “Closing Date”), we recorded an approximate $38 million net termination fee in rental and related revenues, which represents the termination value for the 49 leases, net of the cost to write-off the related straight-line rent assets and lease intangibles. For periods subsequent to the Closing Date, we expect increases in resident fees and services revenue and operating expenses and a decrease in rental and related revenues.

Further, we formed the unconsolidated CCRC JV, which will be managed by Brookdale. For periods subsequent to the Closing Date, we record our share of income from unconsolidated joint ventures; and as a result of deconsolidating three properties, we expect a decrease in rental and related revenues and depreciation expense.

See additional information regarding the Brookdale Transaction in Note 3 to the Condensed Consolidated Financial Statements.

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

Segment NOI and Adjusted NOI

The tables below provide selected operating information for our SPP and total property portfolio for each of our five business segments. Our consolidated SPP consists of 1,021  properties representing properties acquired or placed in service and stabilized on or prior to July 1, 2013 and that remained in operations under a consistent reporting structure through September 30, 2014. Our consolidated total property portfolio represents 1,103 and 1,070 properties at September 30, 2014 and 2013, respectively, and excludes properties that were sold.

Results are as of and for the three months ended September 30, 2014 and 2013 (dollars and square feet in thousands except per capacity data):

Senior Housing

	SPP			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Rental revenues(1)	$127,282	$126,317	$965	$183,834	$149,443	$34,391
Resident fees and services	38,419	36,370	2,049	62,213	36,370	25,843
Total revenues	165,701	162,687	3,014	246,047	185,813	60,234
Operating expenses	(24,206)	(23,369)	(837)	(43,017)	(23,735)	(19,282)
NOI	141,495	139,318	2,177	203,030	162,078	40,952
Straight-line rents	(6,087)	(8,688)	2,601	(7,140)	(10,806)	3,666
DFL accretion	(2,230)	(2,440)	210	(2,230)	(2,440)	210
Amortization of above and below market lease intangibles, net	(147)	(147)	—	(147)	(148)	1
Lease termination fees	—	—	—	(38,001)	—	(38,001)
Adjusted NOI	$133,031	$128,043	$4,988	$155,512	$148,684	$6,828
Adjusted NOI % change			3.9%
Property count(2)	393	393		463	441
Average capacity (units)(3)	39,113	39,150		44,202	45,495
Average annual rent per unit(4)	$13,645	$13,125		$15,889	$15,157

(1)	Represents rental and related revenues and income from direct financing leases (“DFLs”).
(2)

From our past presentation of SPP for the three months ended September 30, 2013, we removed one senior housing property from SPP that was sold and 30 senior housing properties that were contributed to partnerships under a RIDEA structure as part of the Brookdale Transaction and no longer meet our criteria for SPP as of the date of contribution.

(3)	Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.
(4)	Average annual rent per unit for RIDEA properties is based on NOI.

SPP NOI and Adjusted NOI. SPP adjusted NOI improved as a result of annual rent increases.

Total Portfolio NOI. In addition to the impact of our SPP, our total portfolio NOI increased as a result of recognizing net fees of $38 million for terminating the leases on the 49 senior housing properties in the Brookdale Transaction (see Note 3 to the Condensed Consolidated Financial Statements for additional information).

Post-Acute/Skilled Nursing

	SPP			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Rental revenues	$138,885	$135,663	$3,222	$139,205	$136,017	$3,188
Operating expenses	(77)	(116)	39	(534)	(629)	95
NOI	138,808	135,547	3,261	138,671	135,388	3,283
Straight-line rents	(162)	(96)	(66)	(174)	(96)	(78)
DFL accretion	(16,516)	(17,338)	822	(16,530)	(17,382)	852
Amortization of above and below market lease intangibles, net	11	11	—	11	11	—
Adjusted NOI	$122,141	$118,124	$4,017	$121,978	$117,921	$4,057
Adjusted NOI % change			3.4%
Property count(1)	301	301		301	301
Average capacity (beds)(2)	38,338	38,219		38,400	38,404
Average annual rent per bed	$12,751	$12,374		$12,761	$12,346

(1)	From our past presentation of SPP for the three months ended September 30, 2013, we removed 11 post-acute/skilled nursing properties from SPP that were sold.
(2)	Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.

NOI and Adjusted NOI.  SPP and total portfolio NOI and adjusted NOI increased primarily as a result of annual rent escalations from our HCR ManorCare, Inc. (“HCRMC”) DFL investments.

During the quarter ended September 30, 2014, we evaluated HCRMC’s financial performance, including their ability to service their obligations with us, as part of our on-going assessment of our HCRMC equity method and DFL investments. HCRMC’s fixed charge coverage, excluding certain general and professional liability (“GL/PL”) charges, which we use as our primary credit quality indicator, declined from 1.19 to 1.10 on a year-over-year trailing twelve-month basis and from 1.09 to 1.04 on a year-over-year trailing three-month basis for the periods ended September 30, 2013 and 2014, respectively; the twelve-month periods exclude $64 million and $30 million of GL/PL charges in 2013 and 2014, respectively, the quarter-over-quarter periods did not incur additional GL/PL charges. We continue to believe that all present contractual obligations, and collection and timing of all amounts owed by HCRMC under its master lease (“Master Lease”) are reasonably assured. HCRMC’s business over the near future continues to be impacted by the dynamic changes occurring in the healthcare industry, including Medicare, Medicare Advantage and Medicaid reimbursement trends, as well as changes in managed care and new evolving healthcare delivery models. As one of the premier operators in its industry, HCRMC believes that it is favorably positioned to grow as part of the ongoing changes in the healthcare environment. Based on discussions with the management of HCRMC and our evaluation of other industry data, we note the following factors that influence our evaluation of HCRMC: (i) overall net Medicare rate increases of 2.0% are effective as of October 1, 2014; (ii) additional cost cutting measures are anticipated in the fourth quarter of 2014, resulting in lower operating expenses; (iii) new facility developments and expansions will be operational in 2015; (iv) assisted living and hospice operations demonstrate continued growth and a 1.4% Medicare hospice reimbursement increase is effective October 1, 2014; and (v) year-over-year forecasted improvements in hospital admissions.

While we remain confident in HCRMC’s ongoing adjustments to their business model, there is no assurance that HCRMC will be able to reverse the decline in their financial performance. Failure of HCRMC to reverse the decline in its financial performance could cause us to conclude that we should recognize an impairment charge to reduce the carrying value of our equity method investment. A further deterioration in HCRMC’s financial performance could then lead us to conclude that the collection and timing of contractual obligations, or a portion thereof, under the HCRMC Master Lsease may not be reasonably assured. If we further determine that it is probable that we will not be able to collect all amounts due under the terms of the HCRMC Master Lease, we may incur an impairment on the applicable portion of the HCRMC DFL investment.

Life Science

	SPP			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Rental and related revenues	$62,961	$62,128	$833	$66,273	$61,891	$4,382
Tenant recoveries	12,007	10,555	1,452	13,177	10,640	2,537
Total revenues	74,968	72,683	2,285	79,450	72,531	6,919
Operating expenses	(13,948)	(12,572)	(1,376)	(16,637)	(14,091)	(2,546)
NOI	61,020	60,111	909	62,813	58,440	4,373
Straight-line rents	(1,932)	(3,100)	1,168	(2,119)	(1,864)	(255)
Amortization of above and below market lease intangibles, net	(4)	(39)	35	28	(43)	71
Lease termination fees	—	(181)	181	—	(181)	181
Adjusted NOI	$59,084	$56,791	$2,293	$60,722	$56,352	$4,370
Adjusted NOI % change			4.0%
Property count(1)	108	108		112	111
Average occupancy	93.6%	91.7%		93.7%	91.8%
Average occupied square feet	6,497	6,361		6,739	6,496
Average annual total revenues per occupied square foot(2)	$45	$44		$46	$43
Average annual base rent per occupied square foot	$38	$37		$38	$37

(1)

From our past presentation of SPP for the three months ended September 30, 2013, we removed two life science facilities from SPP that were placed into land held for development in 2014, which no longer meet our criteria for SPP as of the date placed into development.

(2)	Represents rental and related revenues and tenant recoveries.

SPP Adjusted NOI.  SPP adjusted NOI increased primarily as a result of annual rent escalations and increased occupancy.

Total Portfolio NOI and Adjusted NOI.  In addition to the impact of our SPP, our total portfolio NOI and adjusted NOI increased primarily as a result of the impact of our life science development projects placed in service during 2014 and 2013.

During the three months ended September 30, 2014, 565,000 square feet of new and renewal leases commenced at an average annual base rent of $31.59 per square foot compared to 391,000 square feet of expiring leases with an average annual base rent of $38.74 per square foot.

Medical Office

	SPP			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Rental and related revenues	$72,890	$73,103	$(213)	$76,876	$73,789	$3,087
Tenant recoveries	14,715	14,578	137	15,536	14,636	900
Total revenues	87,605	87,681	(76)	92,412	88,425	3,987
Operating expenses	(34,767)	(34,028)	(739)	(38,459)	(35,987)	(2,472)
NOI	52,838	53,653	(815)	53,953	52,438	1,515
Straight-line rents	435	(566)	1,001	334	(299)	633
Amortization of above and below market lease intangibles, net	235	259	(24)	174	282	(108)
Lease termination fees	—	(24)	24	20	(24)	44
Adjusted NOI	$53,508	$53,322	$186	$54,481	$52,397	$2,084
Adjusted NOI % change			0.3%
Property count(1)	204	204		211	205
Average occupancy	91.3%	90.9%		90.7%	90.6%
Average occupied square feet	12,656	12,578		13,347	12,736
Average annual total revenues per occupied square foot(2)	$28	$28		$28	$28
Average annual base rent per occupied square foot	$23	$23		$23	$23

(1)

From our past presentation of SPP for the three months ended September 30, 2013, we removed three MOBs from SPP that were sold and a MOB that was placed into redevelopment in 2013, which no longer meets our criteria for SPP as of the date it was placed into redevelopment.

(2)	Represents rental and related revenues and tenant recoveries.

SPP NOI.  SPP NOI decreased primarily as a result of the write-off of straight-line rents as we determined that collectibility was not probable.

Total Portfolio NOI and Adjusted NOI.  In addition to the impact of our SPP, our total portfolio NOI and adjusted NOI increased primarily as a result of the impact of our medical office acquisitions in 2014.

During the three months ended September 30, 2014, 587,000 square feet of new and renewal leases commenced at an average annual base rent of $23.70 per square foot compared to 584,000 square feet of expiring and terminated leases with an average annual base rent of $25.88 per square foot. During the three months ended September 30, 2014, we acquired 538,000 square feet with an average annual base rent of $24.75 per square foot.

Hospital

	SPP			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Rental revenues	$20,619	$20,151	$468	$20,950	$20,185	$765
Tenant recoveries	610	644	(34)	610	644	(34)
Total revenues	21,229	20,795	434	21,560	20,829	731
Operating expenses	(950)	(975)	25	(952)	(975)	23
NOI	20,279	19,820	459	20,608	19,854	754
Straight-line rents	476	372	104	472	371	101
Amortization of above and below market lease intangibles, net	(342)	(342)	—	(342)	(342)	—
Adjusted NOI	$20,413	$19,850	$563	$20,738	$19,883	$855
Adjusted NOI % change			2.8%
Property count(1)	15	15		16	12
Average capacity (beds)(2)	2,161	2,146		2,221	2,146
Average annual rent per bed	$39,543	$38,822		$39,063	$38,884

(1)	From our past presentation of SPP for the three months ended September 30, 2013, we removed two hospitals from SPP that were sold.
(2)

Represents capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

Other Income and Expense Items

Interest income

Interest income decreased $25 million to $18 million for the three months ended September 30, 2014. The decrease was primarily the result of income realized from the repayment of our Barchester loan in September 2013 that was acquired earlier in 2013 (see Note 7 to the Condensed Consolidated Financial Statements for additional information).

Interest expense

Interest expense increased $3 million to $111 million for the three months ended September 30, 2014. The increase was primarily the result of our senior unsecured notes offerings during 2013 and 2014, partially offset by maturities of certain senior unsecured notes and mortgage debt during 2013 and 2014.

Our exposure to expense fluctuations related to our variable rate indebtedness is substantially mitigated by our interest rate swap contracts. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of September 30,(1)
	2014	2013
Balance:
Fixed rate	$9,066,872	$8,185,353
Variable rate	78,500	324,902
Total	$9,145,372	$8,510,255
Percent of total debt:
Fixed rate	99.1%	96.0%
Variable rate	0.9	4.0
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	5.05%	5.21%
Variable rate	1.26%	1.57%
Total	5.01%	5.07%

(1)

At  September 30, 2014,  excludes $98 million of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities and demand notes that have no scheduled maturities. At  September 30, 2013, excludes $78 million of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities. At both September 30, 2014 and 2013, $72 million of variable-rate mortgages and a £137 million ($222 million) term loan are presented as fixed-rate debt as the interest payments were swapped from variable to fixed.

Depreciation and amortization expense

Depreciation and amortization expense increased $18 million to $123 million for the three months ended September 30, 2014. The increase was primarily the result of a change in estimate of the depreciable life and residual value of certain properties and the impact of our senior housing acquisitions and our medical office and life science development projects placed in service during 2013 and 2014.

General and administrative expenses

General and administrative expenses decreased $20 million to $25 million for the three months ended September 30, 2014. The three months ended September 30, 2013 included $26.4 million of severance-related charges (see Note 13 to the Condensed Consolidated Financial Statements for additional information). The decrease was partially offset by increases in professional fees for transactional costs.

Equity income from unconsolidated joint ventures

Equity income from unconsolidated joint ventures decreased $4 million to $10 million for the three months ended September 30, 2014. The decrease was primarily the result of our share of losses recognized from the newly formed CCRC JV and an increase in our share of losses from our HCR ManorCare investment.

Discontinued operations

During the three months ended September 30, 2013,  we sold a hospital and recognized a gain of $8 million. There were no sales of real estate during the three months ended September 30, 2014.

Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

Segment NOI and Adjusted NOI

The tables below provide selected operating information for our SPP and total property portfolio for each of our five business segments. Our consolidated SPP consists of 1,014 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2013 and that remained in operations under a consistent reporting structure through September 30, 2014. Our consolidated total property portfolio represents 1,103 and 1,070 properties at September 30, 2014 and 2013, respectively, and excludes properties that were sold.

Results are as of and for the nine months ended September 30, 2014 and 2013 (dollars and square feet in thousands except per capacity data):

Senior Housing

	SPP			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Rental revenues	$378,195	$377,505	$690	$485,823	$448,600	$37,223
Resident fees and services	114,398	108,474	5,924	138,205	108,509	29,696
Total revenues	492,593	485,979	6,614	624,028	557,109	66,919
Operating expenses	(72,538)	(69,127)	(3,411)	(92,388)	(70,593)	(21,795)
NOI	420,055	416,852	3,203	531,640	486,516	45,124
Straight-line rents	(22,789)	(27,446)	4,657	(26,953)	(34,371)	7,418
DFL accretion	(6,882)	(12,202)	5,320	(6,882)	(12,202)	5,320
Amortization of above and below market lease intangibles, net	(442)	(610)	168	(441)	(533)	92
Lease termination fees	—	—	—	(38,001)	—	(38,001)
Adjusted NOI	$389,942	$376,594	$13,348	$459,363	$439,410	$19,953
Adjusted NOI % change			3.5%
Property count(1)	388	388		463	441
Average capacity (units)(2)	38,682	38,655		45,123	45,495
Average annual rent per unit(3)	$13,482	$13,034		$13,654	$12,959

(1)

From our past presentation of SPP for the nine months ended September 30, 2013, we removed one senior housing property from SPP that was sold and 30 senior housing properties that were contributed to partnerships under a RIDEA structure as part of the Brookdale Transaction and no longer meet our criteria for SPP as of the date of contribution.

(2)	Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.
(3)	Average annual rent per unit for RIDEA properties is based on NOI.

SPP Adjusted NOI. SPP adjusted NOI improved as a result of annual rent increases.

Total Portfolio NOI and Adjusted NOI. In addition to the impact of our SPP, our total portfolio NOI increased as a result of recognizing net fees of $38 million for terminating the leases on the 49 senior housing properties in the Brookdale Transaction.  Our total portfolio NOI and adjusted NOI increased as a result of our senior housing acquisitions in 2014 and 2013.

Post-Acute/Skilled Nursing

	SPP			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Rental revenues	$414,208	$404,053	$10,155	$415,533	$405,108	$10,425
Operating expenses	(225)	(352)	127	(1,599)	(1,890)	291
NOI	413,983	403,701	10,282	413,934	403,218	10,716
Straight-line rents	(662)	(478)	(184)	(673)	(478)	(195)
DFL accretion	(51,012)	(53,050)	2,038	(51,113)	(53,184)	2,071
Amortization of above and below market lease intangibles, net	34	34	—	34	34	—
Adjusted NOI	$362,343	$350,207	$12,136	$362,182	$349,590	$12,592
Adjusted NOI % change			3.5%
Property count(1)	301	301		301	301
Average capacity (beds)(2)	38,338	38,219		38,481	38,404
Average annual rent per bed	$12,608	$12,229		$12,603	$12,202

(1)	From our past presentation of SPP for the nine months ended September 30, 2013, we removed 11 post-acute/skilled nursing properties from SPP that were sold.
(2)	Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.

NOI and Adjusted NOI.  SPP and total portfolio NOI and adjusted NOI increased primarily as a result of annual rent escalations from our HCRMC DFL investments.

Life Science

	SPP			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Rental and related revenues	$185,998	$183,110	$2,888	$196,384	$188,309	$8,075
Tenant recoveries	34,204	32,090	2,114	36,729	32,779	3,950
Total revenues	220,202	215,200	5,002	233,113	221,088	12,025
Operating expenses	(39,814)	(37,165)	(2,649)	(46,247)	(41,313)	(4,934)
NOI	180,388	178,035	2,353	186,866	179,775	7,091
Straight-line rents	(6,434)	(9,689)	3,255	(7,480)	(8,759)	1,279
Amortization of above and below market lease intangibles, net	(8)	160	(168)	74	135	(61)
Lease termination fees	(570)	(194)	(376)	(570)	(194)	(376)
Adjusted NOI	$173,376	$168,312	$5,064	$178,890	$170,957	$7,933
Adjusted NOI % change			3.0%
Property count(1)	107	107		112	111
Average occupancy	92.3%	91.4%		92.4%	91.6%
Average occupied square feet	6,330	6,275		6,572	6,465
Average annual total revenues per occupied square foot(1)	$45	$44		$46	$44
Average annual base rent per occupied square foot	$38	$37		$38	$37

(1)

From our past presentation of SPP for the nine months ended September 30, 2013, we removed two life science facilities from SPP that were placed into land held for development in 2014, which no longer meet our criteria for SPP as of the date placed into development.

(2)	Represents rental and related revenues and tenant recoveries.

SPP Adjusted NOI.  SPP adjusted NOI increased as a result of annual rent escalations and increased occupancy.

Total Portfolio NOI and Adjusted NOI.  In addition to the impact of our SPP, our total portfolio NOI and adjusted NOI increased primarily as a result of the impact of our life science development projects placed in service during 2014 and 2013.

During the nine months ended September 30, 2014, 1.1 million square feet of new and renewal leases commenced at an average annual base rent of $30.72 per square foot compared to 927,000 square feet of expiring and terminated leases with an average annual base rent of $28.92 per square foot. During the nine months ended September 30, 2014, we acquired 83,000 square feet with an average annual base rent of $33.87 per square foot.

Medical Office

	SPP			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Rental and related revenues	$221,830	$219,295	$2,535	$229,880	$224,600	$5,280
Tenant recoveries	41,824	40,308	1,516	43,335	40,652	2,683
Total revenues	263,654	259,603	4,051	273,215	265,252	7,963
Operating expenses	(101,866)	(99,166)	(2,700)	(111,140)	(105,364)	(5,776)
NOI	161,788	160,437	1,351	162,075	159,888	2,187
Straight-line rents	(967)	(3,219)	2,252	(1,315)	(3,206)	1,891
Amortization of above and below market lease intangibles, net	759	684	75	741	750	(9)
Lease termination fees	(192)	(27)	(165)	(221)	(26)	(195)
Adjusted NOI	$161,388	$157,875	$3,513	$161,280	$157,406	$3,874
Adjusted NOI % change			2.2%
Property count(1)	203	203		211	205
Average occupancy	91.6%	91.2%		90.8%	90.6%
Average occupied square feet	12,636	12,569		13,046	12,748
Average annual total revenues per occupied square foot(2)	$28	$27		$28	$27
Average annual base rent per occupied square foot	$23	$23		$23	$23

(1)

From our past presentation of SPP for the nine months ended September 30, 2013, we removed three MOBs from SPP that were sold and a MOB that was placed into redevelopment in 2013, which no longer meets our criteria for SPP as of the date it was placed into redevelopment.

(2)	Represents rental and related revenues and tenant recoveries.

SPP Adjusted NOI.  SPP adjusted NOI increased primarily as a result of increased occupancy and annual rent escalations.

Total Portfolio NOI and Adjusted NOI.  In addition to the impact of our SPP, our total portfolio NOI and adjusted NOI increased primarily as a result of our medical office acquisitions in 2014 and 2013.

During the nine months ended September 30, 2014, 1.6 million square feet of new and renewal leases commenced at an average annual base rent of $22.35 per square foot compared to 1.7 million square feet of expiring and terminated leases with an average annual base rent of $24.34 per square foot. During the nine months ended September 30, 2014, we acquired 660,000 square feet with an average annual base rent of $26.95 per square foot.

Hospital

	SPP			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Rental revenues	$61,579	$49,112	$12,467	$62,569	$49,172	$13,397
Tenant recoveries	1,802	1,835	(33)	1,803	1,835	(32)
Total revenues	63,381	50,947	12,434	64,372	51,007	13,365
Operating expenses	(2,792)	(2,828)	36	(2,799)	(2,830)	31
NOI	60,589	48,119	12,470	61,573	48,177	13,396
Straight-line rents	1,348	17,971	(16,623)	1,328	17,969	(16,641)
Amortization of above and below market lease intangibles, net	(1,027)	(6,482)	5,455	(1,027)	(6,482)	5,455
Adjusted NOI	$60,910	$59,608	$1,302	$61,874	$59,664	$2,210
Adjusted NOI % change			2.2%
Property count(1)	15	15		16	12
Average capacity (beds)(2)	2,161	2,146		2,221	2,146
Average annual rent per bed	$39,304	$38,798		$38,825	$38,834

(1)	From our past presentation of SPP for the nine months ended September 30, 2013, we removed two hospitals from SPP that were sold.
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

Other Income and Expense Items

Interest income

Interest income decreased $17 million to $51 million for the nine months ended September 30, 2014. The decrease was primarily the result of interest income from the repayment of our Barchester loan in September 2013 that was acquired earlier in 2013, partially offset by the interest earned from the second tranche funding in September 2013 of our mezzanine loan facility to Tandem Health Care (see Note 7 to the Condensed Consolidated Financial Statements for additional information) made in 2013.

Interest expense

Interest expense decreased $1 million to $325 million for the nine months ended September 30, 2014. The decrease was primarily the result of maturities of certain senior unsecured notes and mortgage debt during 2013 and 2014, offset by our senior unsecured notes offerings during 2013 and 2014.

Our exposure to expense fluctuations related to our variable rate indebtedness is substantially mitigated by our interest rate swap contracts. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3.

Depreciation and amortization expense

Depreciation and amortization expense increased $26 million to $343 million for the nine months ended September 30, 2014. The increase was primarily the result of a change in estimate of the depreciable life and residual value of certain properties and the impact of our medical office and life science development projects placed in service and senior housing acquisitions in 2013.

General and administrative expenses

General and administrative expenses decreased $15 million to $75 million for the nine months ended September 30, 2014. The nine months ended September 30, 2013 included $26.4 million of severance-related charges (see Note 13 to the Condensed Consolidated Financial Statements for additional information). The decrease was partially offset by increases in professional fees for transactional costs.

Other income, net

Other income, net decreased $11 million to $6 million for the nine months ended September 30, 2014. The decrease was primarily the result of 2013 gains of $11 million from the sale of marketable securities.

Equity income from unconsolidated joint ventures

Equity income from unconsolidated joint ventures decreased $5 million to $39 million for the nine months ended September 30, 2014. The decrease was primarily the result of our share of losses recognized from the newly formed CCRC JV and an increase in our share of losses for our HCR ManorCare investment.

Discontinued operations

During the nine months ended September 30, 2014, we sold two post-acute/skilled nursing facilities, a hospital and a MOB, recognizing gains of $28 million. During the nine months ended September 30, 2013, we sold two properties realizing a gain of $9 million.

Liquidity and Capital Resources

Our principal liquidity needs are to: (i) fund recurring operating expenses, (ii) meet debt service requirements including principal payments and maturities in the last three months of 2014, (iii) fund capital expenditures, including tenant improvements and leasing costs, (iv) fund acquisition and development activities, and (v) make dividend distributions. We anticipate that cash flow from continuing operations over the next 12 months will be adequate to fund our business operations, debt service payments, recurring capital expenditures and cash dividends to shareholders. Capital requirements relating to maturing indebtedness, acquisitions and development activities may require funds from borrowings and/or sales of equity and debt securities.

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, as noted below, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our debt ratings. We also pay a facility fee on the entire revolving commitment that depends upon our debt ratings. As of October 30, 2014, we had a credit rating of Baa1 from Moody’s, BBB+ from Standard & Poor’s (“S&P”) and BBB+ from Fitch on our senior unsecured debt securities.

Net cash provided by operating activities was $883 million and $844 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in operating cash flows is primarily the result of the following: (i) the impact from our investments in 2013 and 2014, (ii) assets placed in service during 2013 and 2014 and (iii) rent escalations and resets in 2013 and 2014. Our cash flows from operations are dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

The following are significant investing and financing activities for the nine months ended September 30, 2014:

•	made investments of $939 million (development and acquisition of real estate and loans), net of proceeds from sales of real estate and loan and DFL repayments of $86 million;

•	paid dividends on common stock of $751 million, which were generally funded by cash provided by our operating activities; and

•

repaid $689 million of mortgages and senior unsecured notes and raised proceeds of $1.3 billion primarily from sales of senior unsecured notes and borrowings under our unsecured revolving line of credit facility.

Debt

Bank Line of Credit and Term Loan

On March 31, 2014, we amended our unsecured revolving line of credit facility (the “Facility”) with a syndicate of banks, which was scheduled to mature in March 2016, increasing the borrowing capacity by $500 million to $2.0 billion. The amended Facility matures on March 31, 2018, with a one-year committed extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends upon our debt ratings. We pay a facility fee on the entire revolving commitment that depends on our debt ratings. Based on our debt ratings at October 30, 2014, the margin on the Facility was 0.925%, and the facility fee was 0.15%. The Facility also includes a feature that will allow us to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At September 30, 2014, we had $70 million outstanding under the Facility with a weighted average effective interest rate of 1.34%.

On July 30, 2012, we entered into a credit agreement with a syndicate of banks for a £137 million ($222 million at September 30, 2014) four-year unsecured term loan (the “Term Loan”). Based on our debt ratings at September 30, 2014, the Term Loan accrues interest at a rate of GBP LIBOR plus 1.20%. Concurrent with the closing of the Term Loan, we entered into a four-year interest rate swap contract that fixes the rate of the Term Loan at 1.81%, subject to adjustments based on our debt ratings. The Term Loan contains a one-year committed extension option.

The Facility and Term Loan contain certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60% and (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times. The Facility and Term Loan also require a Minimum Consolidated Tangible Net Worth of $9.5 billion at September 30, 2014. At September 30, 2014, we were in compliance with each of these restrictions and requirements of the Facility and Term Loan.

Senior Unsecured Notes

At September 30, 2014, we had senior unsecured notes outstanding with an aggregate principal balance of $7.7 billion. Interest rates on the notes ranged from 2.79% to 6.99% with a weighted average effective interest rate of 4.95% and a weighted average maturity of six years at September 30, 2014. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. We believe we were in compliance with these covenants at September 30, 2014.

Mortgage Debt

At September 30, 2014, we had $1.2 billion in aggregate principal amount of mortgage debt outstanding is secured by 88 healthcare facilities (including redevelopment properties) with a carrying value of $1.4 billion. Interest rates on the mortgage debt ranged from 0.44% to 8.69% with a weighted average effective interest rate of 6.21% and a weighted average maturity of three years at September 30, 2014.

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

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments at September 30, 2014 (in thousands):

Year	Amount(1)
2014 (Three months)	$249,052
2015	440,164
2016	1,413,854
2017	1,300,477
2018	676,583
Thereafter	5,065,242
9,145,372
(Discounts) and premiums, net	(28,580)
$9,116,792

(1)	Excludes $98 million of other debt that represents Life Care Bonds and Demand Notes that have no scheduled maturities that are discussed below.

Other Debt

At September 30, 2014, we had $72 million of non-interest bearing life care bonds at two of our continuing care retirement communities and non-interest bearing occupancy fee deposits at two of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). The Life Care Bonds are generally refundable to the residents upon the termination of the contract or upon the successful resale of the unit.

In conjunction with the Brookdale Transaction, on August 29, 2014, we borrowed  $26 million from the CCRC JV in the form of on-demand notes (“Demand Notes”). The Demand Notes mature on June 30, 2015 and bears interest at a rate of 4.5%.

Derivative Instruments

We use derivative instruments to mitigate the effects of interest rate and foreign currency fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. We do not use derivative instruments for speculative or trading purposes.

The following table summarizes our outstanding interest-rate and foreign currency swap contracts as of September 30, 2014 (dollars and GBP in thousands):

			Fixed
		Hedge	Rate/Buy	Floating/Exchange	Notional/
Date Entered	Maturity Date	Designation	Amount	Rate Index	Sell Amount	Fair Value
July 2005(1)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(5,635)
November 2008	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	$26,000	$(1,945)
July 2012	June 2016	Cash Flow	1.81%	1 Month GBP LIBOR+1.20%	£137,000	$1,447
July 2012	June 2016	Cash Flow	$45,500	Buy USD/Sell GBP	£29,000	$(1,337)
July 2014	December 2015	Cash Flow	$9,300	Buy USD/Sell GBP	£5,500	$484

(1)	Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.

For a more detailed description of our derivative instruments, see Note 20 to the Condensed Consolidated Financial Statements and “Quantitative and Qualitative Disclosures About Market Risk” in Item 3.

Equity

At September 30, 2014, we had 459 million shares of common stock outstanding. At September 30, 2014, equity totaled $11.0 billion, and our equity securities had a market value of $18.5 billion.

At September 30, 2014, non-managing members held an aggregate of 4 million units in five limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

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

FFO is defined as net income applicable to common shares (computed in accordance with GAAP), excluding gains or losses from acquisition and dispositions of depreciable real estate or related interests, impairments of, or related to, depreciable real estate, plus real estate and DFL depreciation and amortization, with adjustments for joint ventures. Adjustments for joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts’ (“NAREIT”) definition; however, other REITs may report FFO differently or have a different interpretation of the current NAREIT definition from ours. FFO as adjusted represents FFO before the impact of impairments (recoveries) of non-depreciable assets, transaction-related items (defined below), severance-related items and preferred stock redemption charges. Management believes that FFO as adjusted is useful to investors, because it allows investors to compare our results to prior reporting periods without the effect of items that by their nature would not be comparable. This measure is a modification of the NAREIT definition of FFO and should not be used as an alternative to net income or NAREIT FFO.

Details of certain items that affect comparability are discussed under “Results of Operations” above. The following is a reconciliation of net income applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income applicable to common shares	$247,208	$233,282	$723,651	$676,412
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	122,975	104,783	343,496	317,172
Discontinued operations	—	1,509	—	4,604
Other depreciation and amortization	4,769	3,631	12,571	10,589
Gain on sales of real estate	—	(8,298)	(28,010)	(9,185)
Equity income from unconsolidated joint ventures	(10,168)	(13,892)	(39,388)	(44,278)
FFO from unconsolidated joint ventures	14,571	16,642	48,683	52,539
Noncontrolling interests’ and participating securities’ share in earnings	3,851	3,576	13,310	10,955
Noncontrolling interests’ and participating securities’ share in FFO	(5,902)	(5,162)	(17,425)	(15,569)
FFO applicable to common shares	377,304	336,071	1,056,888	1,003,239
Distributions on dilutive convertible units	3,486	3,302	10,327	9,966
Diluted FFO applicable to common shares	$380,790	$339,373	$1,067,215	$1,013,205

Diluted FFO per common share	$0.82	$0.73	$2.30	$2.20

Weighted average shares used to calculate diluted FFO per common share	465,247	462,082	464,512	461,403

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income applicable to common shares	$0.54	$0.51	$1.58	$1.49
Depreciation and amortization of real estate, in-place lease and other intangibles	0.26	0.23	0.75	0.70
Other depreciation and amortization	0.01	0.01	0.02	0.02
Gain on sales of real estate	—	(0.02)	(0.06)	(0.02)
Joint venture and participating securities FFO adjustments	0.01	—	0.01	0.01
Diluted FFO applicable to common shares	$0.82	$0.73	$2.30	$2.20

Impact of adjustments to FFO:
Transaction-related items(1)	$(31,778)	$—	$(24,939)	$—
Severance-related charges(2)	—	26,374	—	26,374
	$(31,778)	$26,374	$(24,939)	$26,374

FFO as adjusted applicable to common shares	$345,526	$362,445	$1,031,949	$1,029,613
Distributions on dilutive convertible units and other	3,554	3,247	10,383	9,907
Diluted FFO as adjusted applicable to common shares	$349,080	$365,692	$1,042,332	$1,039,520

Diluted FFO as adjusted per common share	$0.75	$0.79	$2.24	$2.25

Weighted average shares used to calculate diluted FFO as adjusted per common share	465,247	462,082	464,512	461,403

(1)

Transaction-related items include significant direct costs (e.g., pursuit, due diligence and closing) and  gains/charges incurred as a result of mergers and acquisitions and lease amendment or restructure activities. The nine months ended September 30, 2014, include the impact of $25 million resulting primarily from the Brookdale Transaction, consisting of:

(i) $108 million of net gains related to the terminated leases of the HCP owned 49-property portfolio; partially offset by  a

(ii) $70 million charge to write-off the existing straight-line rents and intangible other assets, net related to the terminated leases of the 49-property portfolio; and

(iii) $13 million in charges for direct costs.

(2)	Severance-related charges were attributable to the termination of the Company’s former Chairman, Chief Executive Officer and President on October 2, 2013.

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

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at September 30, 2014 (in thousands):

		Less than			More than
	Total(1)	One Year	2015-2016	2017-2018	Five Years
Line of credit	$70,000	$—	$—	$70,000	$—
Term loan(2)	222,118	—	222,118	—	—
Senior unsecured notes	7,650,000	—	1,300,000	1,350,000	5,000,000
Mortgage debt	1,203,254	249,052	331,900	557,060	65,242
Construction loan commitments(3)	13,157	676	12,481	—	—
Development commitments(4)	73,213	22,312	50,901	—	—
Ground and other operating leases	245,675	1,588	12,249	9,777	222,061
Interest(5)	2,567,211	51,732	801,435	545,290	1,168,754
Total	$12,044,628	$325,360	$2,731,084	$2,532,127	$6,456,057

(1)	Excludes $98 million of other debt that represents Life Care Bonds and Demand Notes that have no scheduled maturities.
(2)	Represents £137 million translated into U.S. dollars.
(3)	Represents commitments to finance development projects and related working capital.
(4)	Represents construction and other commitments for developments in progress.
(5)	Interest on variable-rate debt is calculated using rates in effect at September 30, 2014.

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

To illustrate the effect of movements in the interest rate and foreign currency markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves and foreign currency exchange rates of the derivative portfolio in order to determine the change in fair value. Assuming a one percentage point change in the underlying interest rate curve and foreign currency exchange rates, the estimated change in fair value of each of the underlying derivative instruments would not exceed $4 million. See Note 20 to the Condensed Consolidated Financial Statements for additional analysis details.

Interest Rate Risk.  At September 30, 2014, we are exposed to market risks related to fluctuations in interest rates primarily on variable rate investments, which has been predominately hedged through interest rate swap contracts.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate investments and variable-rate debt, and assuming no other changes in the outstanding balance as of September 30, 2014, net interest income would improve by approximately $40,000, or less than $0.01 per common share on a diluted basis.

Foreign Currency Risk.  At September 30, 2014, our exposure to foreign currencies primarily relates to UK investments in leased real estate, senior unsecured notes and the related GBP denominated cash flows from such investments. Our foreign currency exposure is partially mitigated through the use of GBP denominated borrowings and foreign currency swap contracts.

Market Risk.  We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At September 30, 2014, the fair value and carrying value of marketable debt securities were $272 million and $240 million, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2014.

			Total Number Of Shares	Maximum Number (Or
			Total Number Of Shares	Approximate Dollar Value)
			(Or Units) Purchased As	Of Shares (Or Units) That
	Total Number		Part Of Publicly	May Yet Be Purchased
	Of Shares	Average Price	Announced Plans Or	Under The Plans Or
Period Covered	Purchased(1)	Paid Per Share	Programs	Programs
July 1-31, 2014	4,803	$41.46	—	—
August 1-31, 2014	109	41.53	—	—
September 1-30, 2014	7,719	40.13	—	—
Total	12,631	40.65	—	—

(1)

Represents restricted shares withheld under our 2014 Performance Incentive Plan (the “2014 Incentive Plan”) to offset tax withholding obligations that occur upon vesting of restricted shares and restricted stock units. Our 2014 Incentive Plan provides that the value of the shares withheld shall be the closing price of our common stock on the date the relevant transaction occurs.

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

2.1

Master Contribution and Transactions Agreement, dated April 23, 2014, by and between HCP, Inc. and Brookdale Senior Living Inc.† (incorporated herein by reference to Exhibit 2.1 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) filed August 5, 2014).

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

4.1

Fourth Supplemental Indenture, dated August 14,  2014, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to HCP’s Current Report on Form 8-K (File No. 1-08895) filed August 14, 2014).

4.2	Form of 3.875% Senior Notes due 2024 (incorporated herein by reference to Exhibit 4.2 to HCP’s Current Report on Form 8-K (File No. 1-08895) filed August 14, 2014).

10.1	Eighth Amendment to Master Lease and Security Agreement, dated as of July 31, 2014, by and among the parties signatory thereto and HCR III Healthcare, LLC.*

10.2	Ninth Amendment to Master Lease and Security Agreement, dated as of September 30, 2014, by and among the parties signatory thereto and HCR III Healthcare, LLC.*

10.3

Omnibus Amendment to Leases, dated as of July 31, 2014, which amends the Master Lease and Security Agreement, dated as of October 31, 2012, by and between HCPI Trust, HCP Senior Housing Properties Trust, HCP SH ELP1 Properties, LLC, HCP SH ELP2 Properties, LLC, HCP SH ELP3 Properties, LLC, HCP SH Lassen House, LLC, HCP SH Mountain Laurel, LLC, HCP SH Mountain View, LLC, HCP SH Oakridge, LLC, HCP SH River Valley Landing, LLC and HCP SH Sellwood Landing, LLC, as lessor, and Emeritus Corporation, as lessee, as amended.*

10.4

Amended and Restated Master Lease and Security Agreement, dated as of August 29, 2014, by and between HCP AUR1 California A Pack, LLC, HCP EMOH, LLC, HCP Hazel Creek, LLC, HCP MA2 California, LP, HCP MA2 Massachusetts, LP, HCP MA2 Ohio, LP, HCP MA2 Oklahoma, LP, HCP MA3 California, LP, HCP MA3 South Carolina, LP, HCP MA3 Washington LP, HCP Partners, LP, HCP Senior Housing Properties Trust, HCP SH Eldorado Heights LLC, HCP SH ELP1Properties, LLC, HCP SH ELP2 Properties, LLC, HCP SH ELP3 Properties, LLC, HCP SH Lassen House, LLC, HCP SH Mountain Laurel, LLC, HCP SH Mountain View, LLC, HCP SH River Valley Landing, LLC, HCP SH Sellwood Landing, LLC, HCP ST1 Colorado, LP, HCP, Inc. and HCPI Trust, as their interests may appear, as lessor, and Emeritus Corporation, Summerville at Hazel Creek, LLC and Summerville at Prince William,

Inc., as lessee.*††

31.1	Certification by Lauralee E. Martin, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Lauralee E. Martin, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*       Filed herewith.

**     Furnished herewith.

†       Certain schedules or similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally copies of any of the omitted schedules or attachments upon request by the SEC.

††     Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2014	HCP, Inc.

(Registrant)

/s/ LAURALEE E. MARTIN
Lauralee E. Martin
President and Chief Executive Officer
(Principal Executive Officer)

/s/ TIMOTHY M. SCHOEN
Timothy M. Schoen
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ SCOTT A. ANDERSON
Scott A. Anderson
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)