Form 10-K
period 2014-12-31
HCP, INC.
filed 2015-02-10
CIK 765880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-08895

HCP, Inc.

(Exact name of registrant as specified in its charter)

Maryland	33-0091377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1920 Main Street, Suite 1200 Irvine, California	92614 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code (949) 407-0700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $16.7 billion.

As of January 30, 2015 there were 460,763,248 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

HCP, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2014

All references in this report to “HCP,” the “Company,” “we,” “us” or “our” mean HCP, Inc., together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “HCP, Inc.” mean the parent company without its subsidiaries.

Cautionary Language Regarding Forward-Looking Statements

Statements in this Annual Report on Form 10-K that are not historical factual statements are “forward-looking statements.”  We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “forecast,” “plan,” “potential,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof.  Any such forward-looking statements reflect our current expectations and views about future events and are subject to a number of risks and uncertainties that could significantly affect the Company’s future financial condition and results of operations. While forward-looking statements reflect our good faith belief and reasonable assumptions based upon current information, we can give no assurance that our expectations or forecasts will be attained. Further, we cannot guarantee the accuracy of any such forward-looking statement contained in this Annual Report, and such forward-looking statements are subject to known and unknown risks and uncertainties that are difficult to predict. As more fully set forth under “Item 1A, Risk Factors” in this report, risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:

(a)	our reliance on a concentration of a small number of tenants and operators for a significant portion of our revenues;

(b)

the financial weakness of tenants and operators, including potential bankruptcies and downturns in their businesses, which results in uncertainties regarding our ability to continue to realize the full benefit of such tenants’ and/or operators’ leases;

(c)

the ability of our tenants and operators to conduct their respective businesses in a manner sufficient to maintain or increase their revenues and to generate sufficient income to make rent and loan payments to us and our ability to recover investments made, if applicable, in their operations;

(d)	competition for tenants and operators, including with respect to new leases and mortgages and the renewal or rollover of existing leases;

(e)	availability of suitable properties to acquire at favorable prices and the competition for the acquisition and financing of those properties;

(f)	our ability to negotiate the same or better terms with new tenants or operators if existing leases are not renewed or we exercise our right to replace an existing tenant or operator upon default;

(g)

the risks associated with our investments in joint ventures and unconsolidated entities, including our lack of sole decision making authority and our reliance on our partners’ financial condition and continued cooperation;

(h)	the risk that we may not be able to achieve the benefits of investments within expected time frames or at all, or within expected cost projections;

(i)	the potential impact of future litigation matters, including the possibility of larger than expected litigation costs, adverse results and related developments;

(j)	the effect on healthcare providers of legislation addressing entitlement programs and related services, including Medicare and Medicaid, which may result in future reductions in reimbursements;

(k)

changes in federal, state or local laws and regulations, including those affecting the healthcare industry that affect our costs of compliance or increase the costs, or otherwise affect the operations, of our tenants and operators;

(l)

volatility or uncertainty in the capital markets, the availability and cost of capital as impacted by interest rates, changes in our credit ratings, and the value of our common stock, and other conditions that may adversely impact our ability to fund our obligations or consummate transactions, or reduce the earnings from potential transactions;

(m)	changes in global, national and local economic conditions, and currency exchange rates;

(n)	changes in the credit ratings on United States (“U.S.”) government debt securities or default or delay in payment by the U.S. of its obligations;

(o)	our ability to manage our indebtedness level and changes in the terms of such indebtedness; and

(p)	the ability to maintain our qualification as a real estate investment trust.

We do not undertake, and hereby disclaim, any obligation to update any forward-looking statements, which speak only as of the date on which they are made.

PART I

ITEM 1.    Business

General Overview

HCP, an S&P 500 company, invests primarily in real estate serving the healthcare industry in the United States. We are a Maryland corporation organized in 1985 and qualify as a self-administered real estate investment trust (“REIT”). We are headquartered in Irvine, California, with offices in Nashville, Los Angeles, San Francisco and London. Our diverse portfolio is comprised of investments in the following healthcare segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital.

Portfolio Summary: At December 31, 2014, we managed $24.3 billion of investments in our Owned Portfolio and Unconsolidated Joint Ventures and owned $483 million of assets under Development and Redevelopment.

Owned Portfolio. At December 31, 2014, our leases, operating properties and debt investments in our owned portfolio consisted of the following (square feet and dollars in thousands):

	Number of			Investment(3)		Total		Interest
Segment	Properties(1)	Capacity(2)		Properties(1)	Debt	Investment	NOI(4)	Income
Senior housing	465	45,358	Units	$7,782,877	$152,733	$7,935,610	$695,672	$14,249
Post-acute/ skilled	301	38,309	Beds	5,875,525	968,200	6,843,725	553,235	60,242
Life science	111	7,321	Sq. ft.	3,648,505	—	3,648,505	251,034	—
Medical office	215	15,222	Sq. ft.	3,023,953	—	3,023,953	222,757	—
Hospital	16	2,221	Beds	594,048	17,470	611,518	82,678	—
Total	1,108			$20,924,908	$1,138,403	$22,063,311	$1,805,376	$74,491

(1)

Represents 1,040 properties under lease with an investment value of $19.3 billion and 68 operating properties under RIDEA structures (see “Healthcare Segments—Senior housing” section below) with an investment value of $1.6 billion.

(2)

Senior housing facilities are measured in available units (e.g., studio, one or two bedroom units). Post-acute/skilled nursing facilities and hospitals are measured in available bed count. Life science and medical office buildings are measured in square feet (“sq. ft.”).

(3)

Property investment represents: (i) the carrying amount of real estate and intangibles, after adding back accumulated depreciation and amortization, and (ii) the carrying amount of direct financing leases. Debt investment represents the carrying amount of loans receivable and marketable debt securities.

(4)

Net Operating Income from continuing operations (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate properties. For a reconciliation of net income to NOI for 2014, refer to Note 14 to the Consolidated Financial Statements.

Unconsolidated Joint Ventures.  At December 31, 2014, we had interests in significant unconsolidated joint ventures representing 88 properties with an aggregate investment of $2.2 billion primarily in our senior housing, life science and medical office segments.

Developments and Redevelopments.  At December 31, 2014, we had an aggregate investment of $483 million in assets under development, redevelopment and land held for future development, which are primarily in our life science and medical office segments.

For a description of our significant activities during 2014, see Item 7 in this report.

Business Strategy

We invest and manage our real estate portfolio for the long-term to maximize the benefit to our shareholders and support the growth of our dividends. The core elements of our strategy are: (i) to acquire, develop, lease, own and manage a diversified portfolio of quality healthcare properties across multiple business segments and geographic locations (including Europe); (ii) to align ourselves with leading healthcare companies, operators and service providers, which over the long-term should result in higher relative rental rates, net operating cash flows and appreciation of property values; (iii) to concentrate on longer-term escalating triple-net leases with high-quality tenants, while using RIDEA structures for properties that have higher growth potential; (iv) to maintain adequate liquidity with long-term fixed rate debt financing with staggered maturities, which supports the longer-term nature of our investments, while reducing our exposure to interest rate volatility and refinancing risk at any point in the interest rate or credit cycles; and (v) to continue to manage our balance sheet with a targeted financial leverage of 40% relative to our assets.

Internal Growth Strategies

We believe that our longer-term escalating triple-net leases with financially strong tenants and operators enhance the quality, stability and growth of our rental income. Further, we believe many of our existing properties hold the potential for increased future cash flows as they are of high quality and in desirable locations within markets where the creation of new supply is limited by the lack of available sites and the difficulty of obtaining the necessary licensing, other approvals and/or financing. Our strategy for maximizing the benefits from these opportunities is to: (i) work with new or existing tenants and operators to address their space and capital needs and (ii) provide high-quality property management services in order to motivate tenants to renew, expand or relocate into our properties.

We expect to continue our internal growth as a result of our ability to:

•

Build and maintain long-term leasing and management relationships with quality tenants and operators. In choosing locations for our properties, we focus our attention on their physical environment, adjacency to established businesses (e.g., hospital systems) and educational centers, proximity to sources of business growth and other local demographic factors.

•

Replace tenants and operators quickly at the best available market terms and lowest possible transaction costs. We believe that we are well-positioned to attract new tenants and operators and achieve attractive rental rates and operating cash flow as a result of the location, design and maintenance of our properties, together with our reputation for high-quality building services and responsiveness to tenants, and our ability to offer space alternatives within our portfolios.

•

Extend and modify terms of existing leases prior to expiration. We structure lease extensions, early renewals or modifications, which reduce the cost associated with lease downtime or the re-investment risk resulting from the exercise of tenants’ purchase options, while securing the tenancy and/or relationship of our high quality tenants and operators on a long-term basis.

Investment Strategies

The delivery of healthcare services requires real estate and, as a result, tenants and operators depend on real estate, in part, to maintain and grow their businesses. We believe that the healthcare real estate market provides investment opportunities due to the: (i) compelling demographics driving the demand for healthcare services; (ii) specialized nature of healthcare real estate investing; and (iii) ongoing consolidation of the fragmented healthcare real estate sector.

While we emphasize healthcare real estate ownership, we may also provide real estate secured financing to, or invest in equity or debt securities of, healthcare operators or other entities engaged in healthcare real estate ownership. We may also acquire all or substantially all of the securities or assets of other REITs, operating companies or similar entities where such investments would be consistent with our investment strategies. We may co-invest alongside institutional or development investors through partnerships or limited liability companies.

We monitor, but do not limit, our investments based on the percentage of our total assets that may be invested in any one property type, investment vehicle or geographic location, the number of properties that may be leased to a single tenant or operator, or loans that may be made to a single borrower. In allocating capital to our multiple segments, we target opportunities with the most attractive risk/reward profile for our portfolio as a whole. We may take additional measures to mitigate risk, including diversifying our investments (by sector, geography, tenant or operator), structuring transactions as master leases, requiring tenant or operator insurance and indemnifications, and obtaining credit enhancements in the form of guarantees, letters of credit or security deposits.

We believe we are well positioned to achieve external growth through acquisitions, financing and development. Other factors that contribute to our competitive position include:

•	our reputation gained through nearly 30 years of successful operations and the stability and strength of our existing portfolio of properties;
•	our relationships with leading healthcare operators, private equity firms, corporations, non-profits and public institutions seeking to monetize existing assets or develop new facilities;
•	our relationships with institutional buyers and sellers of high-quality healthcare real estate assets;
•	our ability to act quickly on due diligence and financing due to the strength of our experienced management team and balance sheet liquidity;
•

our track record and reputation for executing acquisitions responsively and efficiently, which provides confidence to domestic and foreign institutions and private investors who seek to sell healthcare real estate in our market areas;

•	our relationships with nationally recognized financial institutions that provide capital to the healthcare and real estate industries; and
•	our control of sites (including assets under contract with radius restrictions).

Financing Strategies

Because our REIT qualification requires us to distribute at least 90% of our REIT taxable income (excluding net capital gains), we regularly access the public equity and debt markets to raise the funds necessary to finance acquisitions and debt investments, develop and redevelop properties, and refinance maturing debt.

We may finance acquisitions and other investments through the following vehicles:

•	issuance of common or preferred stock;
•	issuance or origination of debt, including unsecured notes and mortgage debt;
•	borrowings under our credit facility; or
•	sale of ownership interests in properties or other investments.

We maintain a disciplined balance sheet by actively managing our debt to equity levels and maintaining multiple sources of liquidity, such as our revolving line of credit facility, access to capital markets and secured debt lenders, relationships with current and prospective institutional joint venture partners, and our ability to divest of assets. Our debt obligations are primarily long-term fixed rate with staggered maturities, which reduces the impact of rising interest rates on our operations.

We finance our investments based on our evaluation of available sources of funding. For short-term purposes, we may utilize our revolving line of credit facility or arrange for other short-term borrowings from banks or other sources. We arrange for longer-term financing by offering equity and debt securities, placing mortgage debt and obtaining capital from institutional lenders.

Competition

Investing in real estate serving the healthcare industry is highly competitive. We face competition from other REITs, investment companies, pension funds, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers and other institutional investors, some of whom may have greater flexibility (e.g., non-REIT competitors), resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. Our ability to compete may also be impacted by global, national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation and population trends.

Income from our investments is dependent on the ability of our tenants and operators to compete with other companies on a number of different levels, including: the quality of care provided, reputation, success of product or drug development, the physical appearance of a facility, price and range of services offered, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, the size and demographics of the population in surrounding areas, and the financial condition of our tenants and operators. Private, federal and state payment programs, and government reimbursement, as well as the effect of laws and regulations, may also have a significant influence on the profitability of our tenants and operators. For a discussion of the risks associated with competitive conditions affecting our business, see “Item 1A, Risk Factors” in this report.

Healthcare Segments

Senior housing.  At December 31, 2014, we had interests in 479 senior housing facilities, including 14 properties owned by our unconsolidated joint ventures. Our senior housing facilities are primarily triple-net leased and include independent living facilities (“ILFs”), assisted living facilities (“ALFs”), memory care facilities (“MCFs”), care homes, and continuing care retirement communities (“CCRCs”), which cater to different segments of the elderly population based upon their personal needs. Services provided by our tenants or operators in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicare and Medicaid. Our senior housing property types are further described below:

•

Independent Living Facilities.  ILFs are designed to meet the needs of seniors who choose to live in an environment surrounded socially by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with activities of daily living (“ADL”). However, in some of our facilities, residents have the option to contract for these services. At December 31, 2014, we had interests in 64 ILFs.

•

Assisted Living Facilities.  ALFs are licensed care facilities that provide personal care services, support and housing for those who need help with ADL, such as bathing, eating, dressing and medication management, yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may dedicate a portion of a facility that offer higher levels of personal assistance for residents requiring memory care as a result of Alzheimer’s disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. At December 31, 2014, we had interests in 345 ALFs.

•

Memory Care Facilities.  MCFs address the unique challenges of our residents with Alzheimer’s disease or other forms of dementia. Residents may live in semi-private apartments or private rooms and have structured activities delivered by staff members trained specifically on how to care for residents with memory impairment. These facilities offer programs that provide comfort and care in a secure environment for residents with memory loss issues in comfortable settings. At December 31, 2014, we had interests in 21 MCFs.

•

Care Homes (United Kingdom).  Care homes offer personal care services, such as lodging, meal services, housekeeping and laundry services, medication management and assistance with ADL. Care homes are registered to provide different levels of services, ranging from personal care to nursing care. Some homes can be further registered for a specific care need, such as dementia or terminal illness. At December 31, 2014, we had interests in 23 care homes.

•

Continuing Care Retirement Communities.  CCRCs offer several levels of assistance, including independent living, assisted living and nursing home care. CCRCs are different from other housing and care options for seniors because they usually provide written agreements or long-term contracts between residents and the communities (frequently lasting the term of the resident's lifetime), which offer a continuum of housing, services and healthcare on one campus or site. CCRCs are appealing as they allow residents to “age in place.”  CCRCs typically require the individual to be in relatively good health and independent upon entry. At December 31, 2014, we had interests in 26 CCRCs.

Our senior housing segment accounted for approximately 39%, 36% and 33% of total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. The following table provides information about our senior housing tenant/operator concentration for the year ended December 31, 2014:

	Percentage of	Percentage of
Tenants/Operators	Segment Revenues	Total Revenues
Brookdale Senior Living, Inc. (“Brookdale”)(1)	37%	14%
HCR ManorCare, Inc. (“HCRMC”)(2)	8%	26%

(1)

On July 31, 2014, Brookdale completed its acquisition of Emeritus Corporation (“Emeritus”). Percentages of segment and total revenues presented are prepared on a pro forma basis to reflect the combined concentration for Brookdale and Emeritus, as if the merger had occurred as of the beginning of 2014. On August 29, 2014, HCP and Brookdale amended or terminated all former leases with Emeritus and entered into two RIDEA joint ventures (see Note 3 to the Consolidated Financial Statements regarding the Brookdale Transaction). Percentages do not include senior housing facilities that Brookdale manages (is not a tenant) under a RIDEA structure.

(2)	Percentage of total revenues includes revenues earned from both senior housing and post-acute/skilled nursing facilities leased to HCRMC.

We have entered into long-term agreements with Brookdale to manage properties that are operated under a structure permitted by the Housing and Economic Recovery Act of 2008 (commonly referred to as “RIDEA”). Under the provisions of RIDEA, a REIT may lease a “qualified healthcare property” on an arm’s length basis to a taxable REIT subsidiary (“TRS”), if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” RIDEA structures allow us to own the risks and rewards of the operations of healthcare facilities (as compared to leasing the property for contractual triple-net rents) in a tax efficient manner. We view RIDEA as a structure primarily to be used on properties that present attractive valuation entry points and/or growth profiles by: (i) transitioning the asset to a new operator that can bring scale, operating efficiencies, and/or ancillary services; or (ii) investing capital to reposition the asset. Brookdale provides comprehensive facility management and accounting services with respect to our senior housing RIDEA properties, for which we pay annual management fees pursuant to the aforementioned agreements. Most of the management agreements have terms ranging from 10 to 15 years, with 5-year renewals. The base management fees are 4.5% to 5.0% of gross revenues (as defined) generated by the RIDEA facilities. In addition, there are incentive management fees payable to Brookdale if operating results of the RIDEA properties exceed pre-established EBITDAR (as defined) thresholds. As of January 1, 2015, 83 properties are under RIDEA structures, 14 of which are owned by our CCRC unconsolidated joint venture (discussed below in Item 7).

Post-acute/skilled nursing.  At December 31, 2014, we had interests in 301 post-acute/skilled nursing facilities (“SNFs”). SNFs offer restorative, rehabilitative and custodial nursing care for people following a hospital stay or not requiring the more extensive and complex treatment available at hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy, as well as sales of pharmaceutical products and other services. Certain SNFs provide some of the foregoing services on an out-patient basis. Post-acute/skilled nursing services provided by our tenants and operators in these facilities are paid for by private sources, third-party payors (e.g., insurance and Health Maintenance Organizations or “HMOs”) or through the Medicare and Medicaid programs. All of our SNFs are triple-net leased.

Our post-acute/skilled nursing segment accounted for approximately 27%, 29% and 29% of total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. The following table provides information about our post-acute/skilled nursing tenant/operator concentration for the year ended December 31, 2014:

	Percentage of	Percentage of
Tenants/Operators	Segment Revenues	Total Revenues
HCR ManorCare, Inc. (“HCRMC”)(1)	85%	26%

(1)	Percentage of total revenues includes revenues earned from both senior housing and post-acute/skilled nursing facilities leased to HCRMC.

Life science.  At December 31, 2014, we had interests in and managed 115 life science properties, including four facilities owned by our unconsolidated joint ventures. These properties contain laboratory and office space primarily for biotechnology, medical device and pharmaceutical companies, scientific research institutions, government agencies and other organizations involved in the life science industry. While these properties have characteristics similar to commercial office buildings, they generally contain more advanced electrical, mechanical, and heating, ventilating and air conditioning (“HVAC”) systems. The facilities generally have specialty equipment including emergency generators, fume hoods, lab bench tops and related amenities. In many instances, life science tenants make significant investments to improve their leased space, in addition to landlord improvements, to accommodate biology, chemistry or medical device research initiatives.

Life science properties are primarily configured in business park or campus settings and include multiple buildings. The business park and campus settings allow us the opportunity to provide flexible, contiguous/adjacent expansion to accommodate the growth of existing tenants. Our properties are located in well-established geographical markets known for scientific research, including San Francisco and San Diego, California, Salt Lake City, Utah, Durham, North Carolina and Boston, Massachusetts. At December 31, 2014, 97% of our life science properties were triple-net leased (based on leased square feet).

Our life science segment accounted for approximately 14%, 14% and 15% of total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. The following table provides information about our life science tenant concentration for the year ended December 31, 2014:

	Percentage of	Percentage of
Tenants	Segment Revenues	Total Revenues
Genentech, Inc.	18%	3%
Amgen, Inc.	17%	2%

Medical office.  At December 31, 2014, we had interests in and managed 281 medical office buildings (“MOBs”), including 66 facilities owned by our significant unconsolidated joint ventures. MOBs typically contain physicians’ offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these facilities are similar to commercial office buildings, they require additional plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room, and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain vaults or other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices), with approximately 79% of our MOBs, based on square feet, located on hospital campuses and 94% are affiliated with hospital systems. At December 31, 2014, 48% of our medical office buildings were triple-net leased (based on leased square feet).

Our medical office segment accounted for approximately 16%, 17% and 18% of total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. The following table provides information about our medical office tenant/operator concentration for the year ended December 31, 2014:

	Percentage of	Percentage of
Tenants/Operators	Segment Revenues	Total Revenues
HCA(1)	16%	4%

(1)	Percentage of total revenues from HCA includes revenues earned from both our medical office and hospital segments.

Hospital.  At December 31, 2014, we had interests in and managed 20 hospitals, including four facilities owned by our unconsolidated joint ventures. Services provided by our tenants and operators in these facilities are paid for by private sources, third-party payors (e.g., insurance and HMOs) or through Medicare and Medicaid programs. Our hospital property types include acute care, long-term acute care, specialty and rehabilitation hospitals. All of our hospitals are triple-net leased.

Our hospital segment accounted for approximately 4%, 4% and 5% of total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. The following table provides information about our hospital tenant/operator concentration for the year ended December 31, 2014:

	Percentage of	Percentage of
Tenants/Operators	Segment Revenues	Total Revenues
HCA(1)	28%	4%
Tenet Healthcare Corporation	27%	1%

(1)	Percentage of total revenues from HCA includes revenues earned from both our medical office and hospital segments.

Sustainability

We believe that sustainability initiatives are a vital part of corporate responsibility, which supports our primary goal of increasing stockholder value through profitable growth. We continue to advance our commitment to sustainability, with a focus on achieving goals in each of the Environmental, Social and Governance (ESG) dimensions of sustainability.

Our environmental management programs strive to capture cost efficiencies that ultimately benefit our investors, tenants, operators and employees, while making a positive impact on the communities in which we operate. Our social responsibility team leads our local philanthropic and volunteer activities, and our transparent corporate governance initiatives incorporate sustainability as a critical component to achieving our business objectives and properly managing risks.

Our 2014 sustainability achievements include being named Global Healthcare Sector Leader by the Global Real Estate Sustainability Benchmark (GRESB) and named to the FTSE4Good Index series, each for the third consecutive year. Additionally, we were named to CDP’s S&P 500 Climate Disclosure Leadership Index (CDLI) and the Dow Jones Sustainability Index for the North American region, each for the second consecutive year. For additional information regarding our sustainability initiatives, please visit our website at www.hcpi.com/sustainability.

Insurance

We obtain various types of insurance to mitigate the impact of property, business interruption, liability, flood, windstorm, earthquake, environmental and terrorism related losses. We attempt to obtain appropriate policy terms, conditions, limits and deductibles considering the relative risk of loss, the cost of such coverage and current industry practice. There are, however, certain types of extraordinary losses, such as those due to acts of war or other events that may be either uninsurable or not economically insurable. In addition, we have a large number of properties that are exposed to earthquake, flood and windstorm occurrences for which the related insurances carry higher deductibles.

We maintain property insurance for all of our properties and this insurance is primary for our medical office, life science and RIDEA facilities. Tenants under triple-net leases, primarily in our senior housing, post-acute/skilled nursing and hospital segments, are required to provide primary property, business interruption and liability insurance. We maintain separate general and professional liability insurance for our RIDEA facilities. Additionally, our corporate general and professional liability insurance program also extends coverage for all of our properties beyond the aforementioned. Under our management agreements with Brookdale, we may elect, on an annual basis, whether we or Brookdale will bear responsibility for maintaining the required insurance coverage for the applicable properties, but the costs of such insurance are facility expenses paid from the revenues of those properties, regardless of who maintains the insurance.

Employees of HCP

At December 31, 2014, we had 170 full-time employees, none of whom are subject to a collective bargaining agreement.

Government Regulation, Licensing and Enforcement

Overview

Our tenants and operators are typically subject to extensive and complex federal, state and local healthcare laws and regulations relating to quality of care, licensure and certificate of need, government reimbursement, fraud and abuse practices, and similar laws governing the operation of healthcare facilities, and we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. These regulations are wide ranging and can subject our tenants and operators to civil, criminal and administrative sanctions. Affected tenants and operators may find it increasingly difficult to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties are subject to oversight from several government agencies and the laws may vary from one jurisdiction to another. Changes in laws, regulations, reimbursement enforcement activity and regulatory non-compliance by our tenants and operators can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under “Item 1A, Risk Factors” in this report.

Based on information primarily provided by our tenants and operators, excluding our medical office segment, at December 31, 2014, we estimate that approximately 15% and 14% of the annualized base rental payments received from our tenants and operators were dependent on Medicare and Medicaid reimbursement, respectively.

The following is a discussion of certain laws and regulations generally applicable to our operators, and in certain cases, to us.

Fraud and Abuse Enforcement

There are various extremely complex federal and state laws and regulations governing healthcare providers’ relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include: (i) federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs; (ii) federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services; (iii) federal and state physician self-referral laws (commonly referred to as the “Stark Law”), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship; (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services and (v) federal and state privacy laws, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1996 (commonly referred to as “HIPAA”), which provide for the privacy and security of personal health information. Violations of healthcare fraud and abuse laws carry civil, criminal and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. These laws are enforced by a variety of federal, state and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Many of our tenants and operators are subject to these laws, and may become the subject of governmental enforcement actions if they fail to comply with applicable laws.

Reimbursement

Sources of revenue for many of our tenants and operators include, among others, governmental healthcare programs, such as the federal Medicare programs and state Medicaid programs, and non-governmental third-party payors, such as insurance carriers and HMOs. As federal and state governments focus on healthcare reform initiatives, and as the federal government and many states face significant current and future budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and operators. Additionally, new and evolving payor and provider programs, including but not limited to Medicare Advantage, Dual Eligible, Accountable Care Organizations (“ACO”), and Bundled Payments could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations.

Healthcare Licensure and Certificate of Need

Certain healthcare facilities in our portfolio are subject to extensive federal, state and local licensure, certification and inspection laws and regulations. In addition, various licenses and permits are required to dispense narcotics, operate pharmacies, handle radioactive materials and operate equipment. Many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion or closure of certain healthcare facilities. The approval process related to state certificate of need laws may impact some of our tenants’ and operators’ abilities to expand or change their businesses.

Life Science Facilities

While certain of our life science tenants include some well-established companies, other tenants are less established and, in some cases, may not yet have a product approved by the Food and Drug Administration, or other regulatory authorities, for commercial sale. Creating a new pharmaceutical product or medical device requires substantial investments of time and capital, in part because of the extensive regulation of the healthcare industry; it also entails considerable risk of failure in demonstrating that the product is safe and effective and in gaining regulatory approval and market acceptance.

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

Americans with Disabilities Act (the “ADA”)

Our properties must comply with the ADA and any similar state or local laws to the extent that such properties are “public accommodations” as defined in those statutes. The ADA may require removal of barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. To date, we have not received any notices of noncompliance with the ADA that have caused us to incur substantial capital expenditures to address ADA concerns. Should barriers to access by persons with disabilities be discovered at any of our properties, we may be directly or indirectly responsible for additional costs that may be required to make facilities ADA-compliant. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations pursuant to the ADA is an ongoing one, and we continue to assess our properties and make modifications as appropriate in this respect.

Environmental Matters

A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect healthcare facility operations. These complex federal and state statutes, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and any related liability therefore could exceed or impair the value of the property and/or the assets. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our earnings. For a description of the risks associated with environmental matters, see “Item 1A, Risk Factors” in this report.

Available Information

Our website address is www.hcpi.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available on our website, free of charge, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the U.S. Securities and Exchange Commission (“SEC”).

Current copies of our Code of Business Conduct and Ethics and Vendor Code of Business Conduct and Ethics are posted in the Investor Relations section of our website at www.hcpi.com. In addition, waivers from, and amendments to, our Code of Business Conduct and Ethics that apply to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, will be timely posted in the Investor Relations section of our website at www.hcpi.com.

ITEM 1A.    Risk Factors

The section below discusses the most significant risk factors that may materially adversely affect our business, results of operations and financial condition.

As set forth below, we believe that the risks facing our company generally fall into the following categories:

•	risks related to our business and operations;
•	risks related to our capital structure and market conditions;
•	risks related to other events; and
•	risks related to tax, including REIT-related risks.

Risks Related to Our Business

We depend on a limited number of operators and tenants that account for a large percentage of our revenues.

During the year ended December 31, 2014, approximately 40% of our revenues were generated by our leasing or financial arrangements with the following two companies: HCRMC (26%) and Brookdale (14%). The inability or other failure of these tenants or operators to meet their obligations to us could materially reduce our cash flow as well as our results of operations, which could in turn reduce the amount of dividends we pay, cause our stock price to decline and have other materially adverse effects on our business, results of operations and financial condition.

In addition, any failure by these tenants or operators to effectively conduct their operations or to maintain and improve our properties could adversely affect their business reputation and their ability to attract and retain patients and residents in our properties, which could have a materially adverse effect on our business, results of operations and financial condition. These tenants and operators generally have also agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, and we cannot provide any assurance that they will have sufficient assets, income, access to financing and/or insurance coverage to enable them to satisfy their indemnification obligations.

Our ownership interest in, and lease with, our largest tenant, HCRMC, accounts for a significant portion of our assets and revenues. Adverse regulatory or operational developments in HCRMC’s business or financial condition could have a material adverse effect on us.

HCRMC is a provider of a range of healthcare services, primarily in post-acute care, skilled nursing care and assisted living, and our largest tenant representing 31% and 26% of our gross assets and revenues, respectively, as of and for the year ended December 31, 2014. We also own a 9.4% equity interest in HCRMC, which we acquired together with our April 2011 $6 billion acquisition of substantially all the real estate assets of HCRMC. In December 2014, we recorded an impairment charge of $36 million for our equity ownership interest in HCRMC, primarily resulting from our review of their 2015 preliminary base financial forecast and other financial information provided by HCRMC that reflected a continued shift in patient payor sources from Medicare to Medicare Advantage, which negatively impacts reimbursement rates and length of stay for HCRMC’s skilled nursing segment.

Additionally, HCRMC has responded to a Civil Investigative Demand, subpoenas and other requests for information regarding their skilled nursing facilities in connection with an inquiry coordinated by the U.S. Department of Justice, the Department of Health and Human Services, Office of Inspector General, and certain state attorneys general offices.  HCRMC believes it is in material compliance with all applicable laws and regulations. However, since the review is ongoing the ultimate outcome is uncertain and could, among other things, (1) require substantial time and costs to continue to respond to and defend HCRMC’s actions; (2) require HCRMC to refund or adjust amounts previously paid for services under governmental programs; (3) require payment of substantial fines, penalties or other sanctions; (4) result in the loss of HCRMC’s right to participate in the Medicare or Medicaid programs; or (5) cause damage to HCRMC’s reputation.

Continued deterioration in HCRMC’s operating performance or other adverse developments in its business, operating and regulatory affairs, or financial condition could reduce the revenues we earn under our master lease with HCRMC and/or impair the value of our master lease with HCRMC, either of which could have a material adverse effect on us.

See additional information regarding the aforementioned impairment charge, 9.4% equity interest in HCRMC and master lease with HCRMC in: (i) Item 7 “Results of Operations” (post-acute/skilled nursing segment 2014/2013 comparison); and (ii) Note 6 (DFLs), Note 8 (unconsolidated joint ventures) and Note 17 (impairments) to the Consolidated Financial Statements.

The properties managed by Brookdale account for a significant portion of our revenues and operating income. Adverse developments in Brookdale’s business and affairs or financial condition could have a materially adverse effect on us.

As of January 1, 2015, Brookdale managed 69 senior housing facilities that we own and 14 CCRCs owned by our unconsolidated joint venture pursuant to long-term management agreements. These properties represent a substantial portion of our portfolio, based on their gross book value, and account for a significant portion of our revenues and NOI. Although we have various rights as the property owner under our management agreements, we rely on Brookdale’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on Brookdale to set appropriate resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our senior housing communities in compliance with the terms of our management agreements and all applicable laws and regulations.

In its capacity as a manager, Brookdale does not lease our properties, and, therefore, we are not directly exposed to their credit risk in the same manner or to the same extent as a triple-net tenant. However, any adverse developments in Brookdale’s business and affairs or financial condition could impair its ability to manage our properties efficiently and effectively and could have a materially adverse effect on us. Brookdale is also one of our triple-net tenants. If Brookdale experiences any significant financial, legal, accounting or regulatory difficulties due to a weak economy or otherwise, such difficulties could result in, among other adverse events, acceleration of its indebtedness, impairment of its continued access to capital, the enforcement of default remedies by its counterparties or the commencement of insolvency proceedings by or against it under the U.S. Bankruptcy Code, any one or a combination of which indirectly could have a materially adverse effect on us.

The bankruptcy, insolvency or financial deterioration of one or more of our major tenants or operators may materially adversely affect our business, results of operations and financial condition.

We lease our properties directly to operators in most cases, and in certain other cases, we lease to third party tenants who enter into long-term management agreements with operators to manage the properties. Although our leases, financing arrangements and other agreements with our tenants and operators generally provide us the right under specified circumstances to terminate a lease, evict a tenant or operator or demand immediate repayment of certain obligations to us, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization that may render certain of these remedies unenforceable, or at the least, delay our ability to pursue such remedies. For example, we cannot evict a tenant or operator solely because of its bankruptcy filing. A debtor has the right to assume, or to assume and assign to a third party, or to reject its unexpired contracts in a bankruptcy proceeding. If a debtor were to reject its leases with us, our claim against the debtor for unpaid and future rents would be limited by the statutory cap set forth in the U.S. Bankruptcy Code, which may be substantially less than the remaining rent actually owed under the lease. In addition, a debtor may assert in a bankruptcy proceeding that our lease should be re-characterized as a financing agreement, in which case our rights and remedies as a lender, compared to a landlord, generally would be more limited.

Also, if a debtor-manager seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing our remedies against the manager unless relief is first obtained from the court having jurisdiction over the bankruptcy case. In any of these events, we also may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant, operator or manager.  Furthermore, many of our facilities are leased to healthcare providers who provide long-term custodial care to the elderly; evicting such operators for failure to pay rent while the facility is occupied may involve specific procedural requirements and may not be successful.

Additionally, the financial weakness or other inability of our tenants or operators to make payments or comply with certain other lease obligations may affect our compliance with certain covenants contained in our debt securities, credit facilities and the mortgages on the properties leased or managed by such tenants and operators,  or otherwise adversely affect our results of operations. Under certain conditions, defaults under the underlying mortgages may result in cross default under our other indebtedness. Although we believe that we would be able to secure amendments under the applicable agreements in those circumstances, the bankruptcy of an applicable tenant or operator may potentially result in less favorable borrowing terms than currently available, delays in the availability of funding or other materially adverse consequences.

Increased competition has resulted and may further result in lower net revenues for some of our tenants and operators and may affect their ability to meet their financial and other contractual obligations to us.

The healthcare industry is highly competitive. The occupancy levels at, and rental income from, our facilities are dependent on our ability and the ability of our tenants and operators to compete with other tenants and operators on a number of different levels, including the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, and the size and demographics of the population in the surrounding area.

Our tenants and operators also compete with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. Such competition, which is due, in part, to historical over development in some segments in which we invest, has caused the occupancy rate of newly constructed buildings to slow and the monthly rate that many newly built and previously existing facilities were able to obtain for their services to decrease. We cannot be certain that the tenants and operators of all of our facilities will be able to achieve occupancy and rate levels that will enable them to meet all of their obligations to us. Further, many competing companies may have resources and attributes that are superior to those of our tenants and operators. Thus, our tenants and operators may encounter increased competition in the future that could limit their ability to maintain or attract residents or expand their businesses which could materially adversely affect their ability to meet their financial and other contractual obligations to us, potentially decreasing our revenues, impairing our assets, and/or increasing our collection and dispute costs.

Competition may make it difficult to identify and purchase, or develop, suitable healthcare facilities to grow our investment portfolio, to finance acquisitions on favorable terms, or to retain or attract tenants and operators.

We face significant competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers and other institutional investors, some of whom may have greater resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business goals and could improve the bargaining power of property owners seeking to sell, thereby impeding our investment, acquisition and development activities. Similarly, our properties face competition for tenants and operators from other properties in the same market, which may affect our ability to attract and retain tenants and operators, or may reduce the rents we are able to charge. If we cannot capitalize on our development pipeline, identify and purchase a sufficient quantity of healthcare facilities at favorable prices, finance acquisitions on commercially favorable terms, or attract and retain profitable tenants and operators, our business, results of operations and financial condition may be materially adversely affected.

Economic and other conditions that negatively affect geographic areas to which a greater percentage of our revenue is attributed could materially adversely affect our business, results of operations and financial condition.

For the year ended December 31, 2014, approximately 35% of our revenue was derived from properties located in California (23%) and Texas (12%). As a result, we are subject to increased exposure to adverse conditions affecting these regions, including downturns in the local economies or changes in local real estate conditions, increased competition or decreased demand, changes in state-specific legislation and local climate events and natural disasters (such as earthquakes, wildfires and hurricanes), which could adversely affect our business and results of operations.

We may be required to incur substantial renovation costs to make certain of our healthcare properties suitable for other tenants and operators.

Healthcare facilities are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and at times tenant-specific. A new or replacement tenant or operator may require different features in a property, depending on that tenant’s or operator’s particular business. If a current tenant or operator is unable to pay rent and/or vacates a property, we may incur substantial expenditures to modify a property before we are able to secure another tenant or operator or to accommodate multiple tenants or operators. These expenditures or renovations may materially adversely affect our business, results of operations and financial condition.

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

•	our joint venture partners could have investment goals that are not consistent with our investment objectives, including the timing, terms and strategies for any investments;
•	our ability to transfer our interest in a joint venture to a third party may be restricted and the market for our interest may be limited;
•	our joint venture partners may be structured differently than us for tax purposes, and this could create conflicts of interest and risk to our REIT status;
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

Acquisitions require the integration of companies that have previously operated independently. Successful integration of the operations of these companies depends primarily on our ability to consolidate operations, systems, procedures, properties and personnel, and to eliminate redundancies and costs. We may encounter difficulties in these integrations. Potential difficulties associated with acquisitions include the loss of key employees, the disruption of our ongoing business or that of the acquired entity, possible inconsistencies in standards, controls, procedures and policies, and the assumption of unexpected liabilities, including:

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

We regularly review potential transactions in order to maximize stockholder value. Future acquisitions may require the issuance of securities, the incurrence of debt, assumption of contingent liabilities or incurrence of significant expenditures, each of which could materially adversely impact our business, financial condition or results of operations. In addition, the financing required for such acquisitions may not be available on commercially favorable terms or at all.

Our tenants and operators may not procure the necessary insurance to adequately insure against losses.

Our leases generally require our tenants and operators to secure and maintain comprehensive liability and property insurance that covers us, as well as the tenants and operators. Certain losses may not be adequately insured by our tenants and operators. For example, many healthcare companies utilize different organizational and corporate structures coupled with self-insurance trusts or captive programs that may provide less insurance coverage than a traditional insurance policy. Companies that insure any part of their general and professional liability risks through their own captive limited purpose entities may underestimate the future cost of claims, and reserves for future claims may not be adequate to cover the actual cost of those claims. Should an uninsured loss or a loss in excess of insured limits occur, we could incur liability or lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenues from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. We continually review the insurance maintained by our tenants and operators and believe the coverage provided to be customary for similarly situated companies in our industry. However, we cannot provide any assurances that we will continue to require the same level of insurance coverage of our tenants and operators, or that such insurance will be available at a reasonable cost in the future. Also, we cannot assure you that material uninsured losses, or losses in excess of insurance proceeds, will not occur in the future.

Our tenants and operators face litigation and may experience rising liability and insurance costs.

In some states, advocacy groups have been created to monitor the quality of care at healthcare facilities, and these groups have brought litigation against the tenants and operators of such facilities. Also, in several instances, private litigation by patients has resulted in large damage awards for alleged abuses. The effect of this litigation and other potential litigation may materially increase the costs incurred by our tenants and operators for monitoring and reporting quality of care compliance. In addition, their cost of liability and medical malpractice insurance can be significant and may increase or not be available at a reasonable cost so long as the present healthcare litigation environment continues. Cost increases could cause our operators to be unable to make their lease or mortgage payments or fail to purchase the appropriate liability and malpractice insurance, potentially decreasing our revenues and increasing our collection and litigation costs. In addition, as a result of our ownership of healthcare facilities, we may be named as a defendant in lawsuits allegedly arising from the actions of our tenants or operators, for which claims such tenants and operators have agreed to indemnify, defend and hold us harmless from and against, but which may require unanticipated expenditures on our part.

The requirements of, or changes to, governmental reimbursement programs such as Medicare or Medicaid, may adversely affect our operators’ ability to meet their financial and other contractual obligations to us.

Certain of our tenants and operators are affected by an extremely complex set of federal, state and local laws and regulations pertaining to governmental reimbursement programs. Such laws and regulations are subject to frequent and substantial changes that are sometimes applied retroactively. See “Item 1—Business—Government Regulation, Licensing and Enforcement” above. For example, to the extent that any of our tenants or operators receive a significant portion of their revenues from governmental payors, primarily Medicare and Medicaid, such revenues may be subject to:

•	statutory and regulatory changes;
•	retroactive rate adjustments;
•	recovery of program overpayments or set-offs;
•	court decisions;
•	administrative rulings;
•	policy interpretations;
•	payment or other delays by fiscal intermediaries or carriers;
•	government funding restrictions (at a program level or with respect to specific facilities); and
•	interruption or delays in payments due to any ongoing governmental investigations and audits at such properties.

If our tenants and operators fail to comply with the extensive laws, regulations and other requirements applicable to their business and the operation of our properties, they could become ineligible to receive reimbursement from governmental reimbursement programs, face bans on admissions of new patients or residents, suffer civil or criminal penalties or be required to make significant changes to their operations. Our tenants also could be forced to expend considerable resources responding to an investigation or other enforcement action under applicable laws or regulations. In such event, the results of operations and financial condition of our tenants and the results of operations of our properties operated by those entities could be adversely affected, which, in turn, could have a materially adverse effect on us. We are unable to predict future federal, state and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework could have a materially adverse effect on our tenants, which, in turn, could have a materially adverse effect on us.

In recent years, governmental payors have frozen or reduced payments to healthcare providers due to budgetary pressures. Healthcare reimbursement will likely continue to be of significant importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or the effect that any future legislative reforms may have on our operators’ and tenants’ costs of doing business and on the amount of reimbursement by government and other third-party payors. The failure of any of our tenants or operators to comply with these laws and regulations and significant limits on the scope of services reimbursed and on reimbursement rates and fees could materially adversely affect their ability to meet their financial and contractual obligations to us.

Legislation to address federal government operations and administration decisions affecting the Centers for Medicare and Medicaid Services could have a materially adverse effect on our operators’ liquidity, financial condition or results of operations.

Enactment of the Consolidated Appropriations Act of 2014 and Congressional consideration of legislation pertaining to the federal debt ceiling, the Affordable Care Act (as defined below), tax reform and entitlement programs, including reimbursement rates for physicians, could have a materially adverse effect on our operators’ liquidity, financial condition or results of operations. In particular, changes in funding for entitlement programs such as Medicare and Medicaid may result in increased costs and fees for programs such as Medicare Advantage Plans and additional reductions in reimbursements to providers. Additionally, amendments to the Patient Protection and Affordable Care Act, along with the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), implementation of the Affordable Care Act and decisions by the Centers for Medicare and Medicaid Services could impact the delivery of services and benefits under Medicare, Medicaid or Medicare Advantage Plans and could affect our tenants and operators and the manner in which they are reimbursed by such programs. Such changes could have a materially adverse effect on our operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and could have a materially adverse effect on us.

Furthermore, the Supreme Court’s decision upholding the constitutionality of the individual healthcare mandate while striking down the provisions linking federal funding of state Medicaid programs with a federally mandated expansion of those programs has contributed to the uncertainty regarding the impact that the law will have on healthcare delivery systems over the next decade. We can expect that federal authorities will continue to implement the law, but because of the Supreme Court’s mixed ruling, the implementation will take longer than originally expected, with a commensurate increase in the period of uncertainty regarding the long-term financial impact on the delivery of and payment for healthcare.

Tenants and operators that fail to comply with federal, state, local and international laws and regulations, including licensure, certification and inspection requirements, may cease to operate or be unable to meet their financial and other contractual obligations to us.

Our tenants and managers are subject to or impacted by extensive, frequently changing federal, state, local and international laws and regulations. These laws and regulations include, among others: laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our tenants and operators conduct their operations, such as fire, health and safety laws and privacy laws; federal and state laws affecting hospitals, clinics, and other healthcare communities that participate in both Medicare and Medicaid that mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants, and similar foreign laws regulating the healthcare industry; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the ADA and similar state and local laws; and safety and health standards set by the

Occupational Safety and Health Administration or similar foreign agencies. Certain of our properties may also require a license, registration and/or certificate of need to operate.

Our tenants’ or operators’ failure to comply with any of these laws, regulations or requirements could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from government healthcare programs, loss of license or closure of the facility and/or the incurrence of considerable costs arising from an investigation or regulatory action, which may have an adverse effect on facilities owned by or mortgaged to us, and therefore may materially adversely impact us. See “Item 1—Business—Government Regulation, Licensing and Enforcement—Healthcare Licensure and Certificate of Need” above.

Our tenants in the life science industry face high levels of regulation, expense and uncertainty.

Life science tenants, particularly those involved in developing and marketing pharmaceutical products, are subject to certain unique risks, including the following:

•

some of our tenants require significant outlays of funds for the research, development and clinical testing of their products and technologies. If private investors, the government or other sources of funding are unavailable to support such activities, a tenant’s business may be adversely affected or fail;

•

the research, development, clinical testing, manufacture and marketing of some of our tenants’ products require federal, state and foreign regulatory approvals which may be costly or difficult to obtain;

•

even after a life science tenant gains regulatory approval and market acceptance, the product may still present significant regulatory and liability risks, including, among others, the possible later discovery of safety concerns, competition from new products and ultimately the expiration of patent protection for the product;

•	our tenants with marketable products may be adversely affected by healthcare reform and the reimbursement policies of government or private healthcare payors; and
•	our tenants may be unable to adequately protect their intellectual property under patent, copyright or trade secret laws.

If our tenants’ businesses are adversely affected, they may have difficulty making payments to us, which could materially adversely affect our business, results of operations and financial condition.

We may be unable to successfully foreclose on the collateral securing our real estate-related loans, and even if we are successful in our foreclosure efforts, we may be unable to successfully operate, occupy or reposition the underlying real estate, which may adversely affect our ability to recover our investments.

If a tenant or operator defaults under one of our mortgages or mezzanine loans, we may have to foreclose on the loan or protect our interest by acquiring title to the collateral and thereafter making substantial improvements or repairs in order to maximize the property’s investment potential. In some cases, the collateral consists of the equity interests in an entity that directly or indirectly owns the applicable real property or interests in operating facilities and, accordingly, we may not have full recourse to assets of that entity. Tenants, operators or borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against our exercise of enforcement or other remedies and/or bring claims for lender liability in response to actions to enforce mortgage obligations. Foreclosure-related costs, high loan-to-value ratios or declines in the value of the facility may prevent us from realizing an amount equal to our mortgage or mezzanine loan upon foreclosure, and we may be required to record a valuation allowance for such losses. Even if we are able to successfully foreclose on the collateral securing our real estate-related loans, we may inherit properties for which we may be unable to expeditiously seek tenants or operators, if at all, or we may acquire equity interests that we are unable to immediately resell due to limitations under the securities laws, either of which would adversely affect our ability to fully recover our investment.

Required regulatory approvals can delay or prohibit transfers of our healthcare facilities.

Transfers of healthcare facilities to successor tenants or operators may be subject to regulatory approvals or ratifications, including, but not limited to, change of ownership approvals under certificate of need laws and Medicare and Medicaid provider arrangements that are not required for transfers of other types of commercial operations and other types of real estate. The replacement of any tenant or operator could be delayed by the regulatory approval process of any federal, state or local government agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. If we are unable to find a suitable replacement tenant or operator upon favorable terms, or at all, we may take possession of a facility, which might expose us to successor liability, require us to indemnify subsequent operators to whom we might transfer the operating rights and licenses, or spend substantial time and funds to adapt the facility to other uses, all of which may materially adversely affect our business, results of operations and financial condition.

Risks Related to Our Capital Structure and Market Conditions

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

We may not be able to fund all future capital needs from cash retained from operations. If we are unable to obtain enough internal capital, we may need to rely on external sources of capital (including debt and equity financing) to fulfill our capital requirements. Our access to capital depends upon a number of factors, some of which we have little or no control over, including but not limited to:

•	general availability of credit and market conditions, including rising interest rates and increased borrowing cost;
•	the market price of the shares of our equity securities and the credit ratings of our debt and preferred securities;
•	the market’s perception of our growth potential and our current and potential future earnings and cash distributions;
•	our degree of financial leverage and operational flexibility;
•

the financial integrity of our lenders, which might impair their ability to meet their commitments to us or their willingness to make additional loans to us, and our inability to replace the financing commitment of any such lender on favorable terms, or at all;

•	the stability of the market value of our properties;
•	the financial performance and general market perception of our tenants and operators;
•	changes in the credit ratings on U.S. government debt securities or default or delay in payment by the United States of its obligations;
•	issues facing the healthcare industry, including, but not limited to, healthcare reform and changes in government reimbursement policies; and
•	the performance of the national and global economies generally.

If our access to capital is limited by these factors or other factors, it could have a materially adverse impact on our ability to fund operations, repay or refinance our debt obligations, fund dividend payments, acquire properties and make the investments needed to grow our business.

Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and negatively impact the market price of our securities, including our common stock.

Our credit ratings can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit ratings, and in the event that our current credit ratings deteriorate, we would likely incur higher borrowing costs, and it may be more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. Also, a downgrade in our credit ratings would trigger additional costs or other potentially negative consequences under our current and future credit facilities and debt instruments. The credit ratings of our senior unsecured debt are based on, among other things, our operating performance, liquidity and leverage ratios, overall financial position, level of indebtedness and pending or future changes in the regulatory framework applicable to our operators and our industry.

Our level of indebtedness may increase and materially adversely affect our future operations.

Our outstanding indebtedness as of December 31, 2014 was approximately $9.8 billion. We may incur additional indebtedness in the future, including in connection with the development or acquisition of assets, which may be substantial. Any significant additional indebtedness could negatively affect the credit ratings of our debt and require us to dedicate a substantial portion of our cash flow to interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, conduct development activities, make capital expenditures and acquisitions or carry out other aspects of our business strategy. Increased indebtedness can also make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

Covenants in our debt instruments limit our operational flexibility, and breaches of these covenants could materially adversely affect our business, results of operations and financial condition.

The terms of our current secured and unsecured debt instruments and other indebtedness that we may incur in the future, require or will require us to comply with a number of customary financial and other covenants, such as maintaining leverage ratios, minimum tangible net worth requirements, REIT status and certain levels of debt service coverage. Our continued ability to incur additional debt and to conduct business in general is subject to compliance with these financial and other covenants, which limit our operational flexibility. For example, mortgages on our properties contain customary covenants such as those that limit or restrict our ability, without the consent of the lender, to further encumber or sell the applicable properties, or to replace the applicable tenant or operator. Breaches of certain covenants may result in defaults under the mortgages on our properties and cross-defaults under certain of our other indebtedness, even if we satisfy our payment obligations to the respective obligee. Covenants that limit our operational flexibility as well as defaults resulting from the breach of any of these covenants could materially adversely affect our business, results of operations and financial condition.

An increase in interest rates could increase interest cost on new debt and could materially adversely impact our ability to refinance existing debt, sell assets and conduct acquisition, investment and development activities.

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

We manage a portion of our exposure to interest rate risk by accessing debt with staggered maturities and through the use of derivative instruments, primarily interest rate swap agreements. However, no amount of hedging activity can fully insulate us from the risks associated with changes in interest rates. Swap agreements involve risk, including that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, that the amount of income we earn from hedging transactions may be limited by federal tax provisions governing REITs and that these arrangements may cause us to pay higher interest rates on our debt obligations than would otherwise be the case. Failure to hedge effectively against interest rate risk, if we choose to engage in such activities, could adversely affect our results of operations and financial condition.

We may be adversely affected by fluctuations in currency exchange rates.

We continue to pursue growth opportunities in international markets where the U.S. dollar is not the denominated currency. The ownership of investments located outside of the United States subjects us to risk from fluctuations in exchange rates between foreign currencies and the U.S. dollar. A significant change in the value of the British pound or other currencies in countries where we have a significant investment may have a materially adverse effect on our financial position, debt covenant ratios, results of operations and cash flow.

We may attempt to manage the impact of foreign currency exchange rate changes through the use of derivative contracts or other methods. For example, as of January 30, 2015, we have £492 million in debt investments and maintain an equal amount of unsecured GBP denominated debt as a natural hedge. Additionally, we executed currency swap contracts to hedge the risk related to a portion of the forecasted interest receipts on these investments. However, no amount of hedging activity can fully insulate us from the risks associated with changes in foreign currency exchange rates, and the failure to hedge effectively against foreign currency exchange rate risk, if we choose to engage in such activities, could materially adversely affect our results of operations and financial condition.  In addition, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT.

Risks Related to Other Events

We are subject to certain provisions of Maryland law and our charter relating to business combinations which may prevent a transaction that may otherwise be in the interest of our stockholders.

The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding voting stock of a Maryland corporation. Unless our Board of Directors takes action to exempt us, generally or with respect to certain transactions, from this statute in the future, the Maryland Business Combination Act will be applicable to business combinations between us and other persons.

In addition to the restrictions on business combinations contained in the Maryland Business Combination Act, our charter also contains restrictions on business combinations. Our charter requires that, except in certain circumstances, “business combinations,” including a merger or consolidation, and certain asset transfers and issuances of securities, with a “related person,” including a beneficial owner of 10% or more of our outstanding voting stock, be approved by the affirmative vote of the holders of at least 90% of our outstanding voting stock.

The restrictions on business combinations provided under Maryland law and contained in our charter may delay, defer or prevent a change of control or other transaction even if such transaction involves a premium price for our common stock or our stockholders believe that such transaction is otherwise in their best interests.

Unfavorable resolution of litigation matters and disputes could have a material adverse effect on our financial condition.

From time to time, we are involved in legal proceedings, lawsuits and other claims. We may also be named as defendants in lawsuits arising out of our alleged actions or the alleged actions of our tenants and operators for which such tenants and operators have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such litigation may have a materially adverse effect on our business, results of operations and financial condition. Regardless of the outcome, litigation or other legal proceedings may result in substantial costs, disruption of our normal business operations and the diversion of management attention. There can be no assurance that we will be able to prevail in, or achieve a favorable settlement of, any pending or future legal action against us.

Loss of our key personnel could temporarily disrupt our operations and adversely affect us.

We are dependent on the efforts of our executive officers, and competition for these individuals is intense. Although our chief executive officer, chief financial officer, chief investment officer and general counsel have employment agreements with us, we cannot assure you that they will remain employed with us. The loss or limited availability of the services of any of our executive officers, or our inability to recruit and retain qualified personnel in the future, could, at least temporarily, have a materially adverse effect on our business, results of operations and financial condition and the value of our common stock.

We may experience uninsured or underinsured losses, which could result in a significant loss of the capital invested in a property, lower than expected future revenues or unanticipated expense.

We maintain comprehensive insurance coverage on our properties with terms, conditions, limits and deductibles that we believe are adequate and appropriate given the relative risk and costs of such coverage, and we regularly review our insurance coverage. However, a large number of our properties are located in areas exposed to earthquake, windstorm, flood and other natural disasters and may be subject to other losses. In particular, our life science portfolio is concentrated in areas known to be subject to earthquake activity. While we purchase insurance coverage for earthquake, windstorm, flood and other natural disasters that we believe is adequate in light of current industry practice and analyses prepared by outside consultants, there is no assurance that such insurance will fully cover such losses. These losses can result in decreased anticipated revenues from a property and the loss of all or a portion of the capital we have invested in a property. Following these events, we may remain liable for any mortgage debt or other financial obligations related to the property. The insurance market for such exposures can be very volatile, and we may be unable to purchase the limits and terms we desire on a commercially reasonable basis in the future. In addition, there are certain exposures for which we do not purchase insurance because we do not believe it is economically feasible to do so or where there is no viable insurance market.

Environmental compliance costs and liabilities associated with our real estate-related investments may be substantial and may materially impair the value of those investments.

Federal, state and local laws, ordinances and regulations may require us, as a current or previous owner of real estate, to investigate and clean up certain hazardous or toxic substances or petroleum released at a property.  We may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by the third parties in connection with the contamination. The costs of cleanup and remediation could be substantial. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination.

Although we currently carry environmental insurance on our properties in an amount that we believe is commercially reasonable and generally require our tenants and operators to indemnify us for environmental liabilities they cause, such liabilities could exceed the amount of our insurance, the financial ability of the tenant or operator to indemnify us or the value of the contaminated property. As the owner of a site, we may also be held liable to third parties for damages and injuries resulting from environmental contamination emanating from the site, including the release of asbestos-containing materials into the air. We may also experience environmental liabilities arising from conditions not known to us. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or paying personal injury or other claims or fines could be substantial and could have a materially adverse effect on our business, results of operations and financial condition.

In addition, the presence of contamination or the failure to remediate contamination may materially adversely affect our ability to use, sell or lease the property or to borrow using the property as collateral.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, and maintaining personal identifying information and tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of confidential tenant and customer data, including individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. The risk of security breaches has generally increased as the number, intensity and sophistication of attacks have increased. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a materially adverse effect on our business, financial condition and results of operations.

Risk Related to Tax, including REIT-Related Risks

Loss of our tax status as a REIT would substantially reduce our available funds and would have materially adverse consequences for us and the value of our common stock.

Qualification as a REIT involves the application of numerous highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), for which there are only limited judicial and administrative interpretations, as well as the determination of various factual matters and circumstances not entirely within our control. We intend to continue to operate in a manner that enables us to qualify as a REIT. However, our qualification and taxation as a REIT depend upon our ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, the various qualification tests imposed under the Code. For example, to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. In addition, new legislation, regulations, administrative interpretations or court decisions could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is materially adverse to our stockholders. Accordingly, there is no assurance that we have operated or will continue to operate in a manner so as to qualify or remain qualified as a REIT.

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

As a result of all these factors, our failure to qualify as a REIT could also impair our ability to expand our business and raise capital and could materially adversely affect the value of our common stock.

The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the U.S.

Internal Revenue Service (the “IRS”) and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

We could have potential deferred and contingent tax liabilities from corporate acquisitions that could limit, delay or impede future sales of our properties.

If, during the ten-year period beginning on the date we acquire certain companies, we recognize a gain on the disposition of any property acquired, then, to the extent of the excess of (i) the fair market value of such property as of the acquisition date over (ii) our adjusted income tax basis in such property as of that date, we will be required to pay a corporate-level federal income tax on this gain at the highest regular corporate rate. There can be no assurance that these triggering dispositions will not occur, and these requirements could limit, delay or impede future sales of our properties.

In addition, the IRS may assert liabilities against us for corporate income taxes for taxable years prior to the time that we acquire certain companies, in which case we will owe these taxes plus interest and penalties, if any.

There are uncertainties relating to the calculation of non-REIT tax earnings and profits (“E&P”) in certain acquisitions, which may require us to distribute E&P.

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

Our international expansion may result in additional tax-related risks.

We have recently expanded our operations to include the United Kingdom, and may continue to expand internationally. International expansion presents tax-related risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to:

•

international currency gain recognized with respect to changes in exchange rates may not always qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT;

•	challenges with respect to the repatriation of foreign earnings and cash; and
•	challenges of complying with foreign tax rules (including the possible revisions in tax treaties or other laws and regulations, including those governing the taxation of our international income).

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

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    Properties

We are organized to invest in income-producing healthcare-related facilities. In evaluating potential investments, we consider a multitude of factors, including:

•	location, construction quality, age, condition and design of the property;
•	geographic area, proximity to other healthcare facilities, type of property and demographic profile;
•	whether the expected risk-adjusted return exceeds our cost of capital;
•	whether the rent or operating income provides a competitive market return to our investors;
•	duration, rental rates, tenant and operator quality and other attributes of in-place leases, including master lease structures;
•	current and anticipated cash flow and its adequacy to meet our operational needs;
•	availability of security such as letters of credit, security deposits and guarantees;
•	potential for capital appreciation;
•	expertise and reputation of the tenant or operator;
•	occupancy and demand for similar healthcare facilities in the same or nearby communities;
•	the mix of revenues generated at healthcare facilities between privately paid and government reimbursed;
•	availability of qualified operators or property managers and whether we can manage the property;
•	potential alternative uses of the facilities;
•	the regulatory and reimbursement environment in which the properties operate;
•	tax laws related to REITs;
•	prospects for liquidity through financing or refinancing; and
•	our access to and cost of capital.

Property and Direct Financing Lease Investments

The following table summarizes our property and direct financing lease (“DFL”) investments in our Owned Portfolio as of and for the year ended December 31, 2014 (square feet and dollars in thousands):

	Number of		Gross Asset	Rental	Operating
Facility Location	Facilities	Capacity	Value(1)	Revenues(2)	Expenses
Senior housing—real estate:		(Units)
California	28	4,228	$547,091	$103,419	$2,655
Texas	28	5,984	434,297	54,001	4
Florida	26	4,083	396,797	45,615	6
Oregon	27	2,427	318,517	29,585	262
Virginia	9	1,404	249,829	22,254	—
Washington	20	1,433	235,860	19,273	—
Colorado	6	1,069	188,802	19,421	—
New Jersey	7	802	140,991	12,201	58
South Carolina	19	1,317	140,564	16,258	8
Georgia	16	1,103	139,999	12,189	11
Other (31 States and U.K.)	118	3,724	1,599,056	171,855	474
	304	27,574	4,391,803	506,071	3,478
Senior housing—RIDEA:
Other (23 States)	68	9,869	1,471,237	241,514	163,650
Senior housing—DFLs(3):
Maryland	13	1,086	254,500	20,350	—
New Jersey	8	678	190,660	14,011	112
Illinois	10	942	178,557	13,834	—
Florida	14	1,204	163,233	13,395	63
Pennsylvania	10	725	149,073	12,652	—
Ohio	11	945	143,150	10,758	21
Other (12 States)	27	2,335	417,962	30,494	83
	93	7,915	1,497,135	115,494	279
Total senior housing	465	45,358	$7,360,175	$863,079	$167,407
Post-acute/skilled nursing—real estate:		(Beds)
Virginia	9	932	$58,377	$7,502	$—
Indiana	8	920	55,572	9,083	—
Ohio	6	577	30,863	4,948	10
Nevada	2	298	17,474	3,290	1
Colorado	2	216	13,800	1,792	—
Other (6 States)	7	689	25,313	4,240	1,909
	34	3,632	201,399	30,855	1,920

	Number of		Gross Asset	Rental	Operating
Facility Location	Facilities	Capacity	Value(1)	Revenues(2)	Expenses
Post-acute/skilled nursing—DFLs(3):		(Units)
Pennsylvania	43	6,919	1,262,692	119,850	—
Illinois	26	3,177	731,899	67,072	—
Ohio	44	5,005	667,976	62,467	111
Michigan	27	3,183	603,331	54,475	—
Florida	27	3,486	570,885	53,052	10
Other (24 States)	100	12,907	1,822,525	167,551	46
	267	34,677	5,659,308	524,467	167
Total post-acute/skilled nursing	301	38,309	$5,860,707	$555,322	$2,087
Life science:		(Sq. Ft.)
California	98	6,408	$3,195,318	$288,563	$58,296
Utah	10	669	114,480	15,926	2,149
Other (2 States)	3	244	114,750	9,625	2,635
Total life science	111	7,321	$3,424,548	$314,114	$63,080
Medical office:		(Sq. Ft.)
Texas	49	4,382	$719,694	$103,330	$47,045
California	15	871	226,094	25,166	13,336
Colorado	16	1,083	198,991	29,507	11,766
Utah	27	1,288	195,098	26,559	7,520
Kentucky	12	1,121	191,424	19,731	5,937
Washington	6	651	164,819	30,162	10,961
Other (22 States and Mexico)	90	5,826	1,002,839	136,501	51,634
Total medical office	215	15,222	$2,698,959	$370,956	$148,199
Hospital—real estate:		(Beds)
Texas	4	906	$231,516	$30,387	$3,706
California	2	111	143,500	19,346	11
Louisiana	2	79	31,616	2,866	128
Other (5 States)	5	369	57,125	10,817	—
	13	1,465	$463,757	$63,416	$3,845
Hospital—DFLs(3):
Other (3 States)	3	756	123,891	23,092	(15)
Total hospital	16	2,221	$587,648	$86,508	$3,830
Total properties	1,108		$19,932,037	$2,189,979	$384,603

(1)	Represents gross real estate and the carrying value of DFLs. Gross real estate represents the carrying amount of real estate after adding back accumulated depreciation and amortization.
(2)	Represent the combined amount of rental and related revenues, tenant recoveries, resident fees and services and income from direct financing leases.
(3)	Represents leased properties that are classified as DFLs.

Occupancy and Annual Rent Trends

The following table summarizes occupancy and average annual rent trends for our owned portfolio for the years ended December 31, (square feet in thousands):

	2014	2013	2012	2011	2010
Senior housing(1):
Average annual rent per unit(2)	$13,596	$13,174	$13,140	$14,431	$12,675
Average capacity (available units)	45,684	45,400	36,694	30,167	24,356
Post-acute/skilled nursing(1):
Average annual rent per bed(2)	$12,646	$12,218	$11,802	$12,669	$7,118
Average capacity (available beds)	38,441	38,464	38,459	26,167	3,675
Life science:
Average occupancy percentage	93%	92%	90%	90%	89%
Average annual rent per square foot(2)	$46	$44	$45	$44	$44
Average occupied square feet	6,637	6,480	6,250	6,076	5,740
Medical office:
Average occupancy percentage	91%	91%	91%	91%	91%
Average annual rent per square foot(2)	$28	$27	$27	$27	$26
Average occupied square feet	13,178	12,767	12,147	11,721	11,437
Hospital(1):
Average annual rent per bed(2)	$39,149	$38,437	$37,679	$36,974	$36,273
Average capacity (available beds)	2,221	2,175	2,087	2,084	2,064

(1)

Senior housing includes average units of 6,408, 4,620, 4,626 and 1,545 for the years ended December 31, 2014, 2013, 2012 and 2011, respectively, that are in a RIDEA structure in which resident occupancy impacts our annual revenue, which structure was initially adopted in 2011 and expanded in August 2014. The average resident occupancy for these units was 87%, 88%, 86% and 86% for the years ended December 31, 2014, 2013, 2012 and 2011, respectively. All other senior housing, post-acute/skilled nursing and hospital facilities are triple-net leased to operator occupied facilities, which makes these facilities 100% leased from our perspective.

(2)

Average annual rent is presented as a ratio of revenues comprised of rental and related revenues, tenant recoveries and income from DFLs divided by the average capacity or average occupied square feet of the facilities and annualized for mergers and acquisitions for the year in which they occurred. Average annual rent for properties operated under a RIDEA structure is calculated based on NOI divided by the average capacity of the facilities. Average annual rent for leased properties (including DFLs) excludes termination fees and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles and DFL interest accretion).

Development Properties

The following table sets forth the properties owned by us in our medical office and senior housing segments at December 31, 2014 that are currently under development or redevelopment (dollars and square feet in thousands):

		Estimated	Estimated		Estimated
		Completion	Rentable	Investment	Total
Name of Project	Location	Date(1)	Sq. Ft./Units	to Date	Investment
Life science:
Pacific Corporate Park	San Diego, CA	2Q 2016	57	$12,707	$19,868
Medical office:
Memorial Hermann	Pearland, TX	1Q 2016	98	5,491	18,800
Sky Ridge	Lone Tree, CO	1Q 2016	118	5,453	29,400
Bayfront(2)	St. Petersburg, FL	4Q 2015	120	13,572	19,236
Folsom	Sacramento, CA	4Q 2015	92	38,553	59,350
Senior housing:
Deer Park	Deer Park, IL	4Q 2015	180	17,249	47,690
				$93,025	$194,344

(1)

For development projects, management’s estimate of the date the core and shell structure improvements are expected to be completed. For redevelopment projects, management’s estimate of the time in which major construction activity in relation to the scope of the project is expected to be substantially completed. There are no assurances that any of these projects will be completed on schedule or within estimated amounts.
(2)	Represents a portion of the facility.

At December 31, 2014, we also had $390 million of land held for future development primarily in our life science segment. In February 2015, we began construction on the first phase of The Cove at Oyster Point, a life science development in South San Francisco with an investment of $26 million that was reported in land held for development at December 31, 2014.

Tenant Lease Expirations

The following table shows tenant lease expirations, including those related to DFLs, for the next 10 years and thereafter at our leased properties, assuming that none of the tenants exercise any of their renewal options (dollars and square feet in thousands). See “Tenant Purchase Options” section of Note 12 to the Consolidated Financial Statements for additional information on leases subject to purchase options.

	Expiration Year
Segment	Total	2015(1)	2016	2017	2018	2019	2020	2021	2022	2023	2024	Thereafter
Senior housing(2):
Properties	397	1	14	8	25	5	24	9	2	8	26	275
Base rent(3)	$495,555	$220	$17,139	$10,759	$48,887	$8,893	$39,965	$12,147	$2,129	$23,553	$30,111	$301,752
% of segment base rent	100	—	3	2	10	2	8	2	—	5	6	62
Post-acute/skilled nursing:
Properties	301	—	1	—	2	21	6	—	4	—	—	267
Base rent(3)	$489,547	$—	$340	$—	$1,168	$18,633	$6,934	$—	$3,274	$—	$—	$459,198
% of segment base rent	100	—	—	—	—	4	1	—	1	—	—	94
Life science:
Square feet	6,971	280	375	911	835	509	1,056	643	455	769	471	667
Base rent(3)	$261,376	$9,076	$10,165	$31,876	$35,758	$15,519	$48,264	$34,638	$15,919	$34,173	$7,553	$18,435
% of segment base rent	100	4	4	12	14	6	18	13	6	13	3	7
Medical office:
Square feet	13,814	2,242	1,681	2,190	1,831	1,621	1,304	707	628	413	417	780
Base rent(3)	$316,302	$52,546	$37,273	$51,006	$40,421	$37,281	$28,892	$16,658	$14,507	$7,374	$10,952	$19,392
% of segment base rent	100	17	12	16	13	12	9	5	5	2	3	6
Hospital:
Properties	16	—	—	3	—	5	1	1	2	—	1	3
Base rent(3)	$74,903	$—	$—	$12,667	$—	$7,332	$7,700	$1,282	$11,523	$—	$13,304	$21,095
% of segment base rent	100	—	—	17	—	10	10	2	15	—	18	28
Total:
Base rent(3)	$1,637,683	$61,842	$64,917	$106,308	$126,234	$87,658	$131,755	$64,725	$47,352	$65,100	$61,920	$819,872
% of total base rent	100	4	4	6	8	5	8	4	3	4	4	50

(1)	Includes month-to-month leases.
(2)	Excludes 68 RIDEA facilities, leased to consolidated subsidiaries, with annualized NOI of $117 million.
(3)

The most recent month’s (or subsequent month’s if acquired in the most recent month) base rent including additional rent floors and cash income from DFLs annualized for 12 months. Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL interest accretion and deferred revenues).

We specifically incorporate by reference into this section the information set forth in Schedule III: Real Estate and Accumulated Depreciation, included in this report.

ITEM 3.    Legal Proceedings

We are involved from time-to-time in legal proceedings that arise in the ordinary course of our business, including, but not limited to, commercial disputes, environmental matters, and litigation in connection with transactions including acquisitions and divestitures. We believe that such existing legal proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

See “Legal Proceedings” section of Note 12 to the Consolidated Financial Statements for information regarding legal proceedings, which information is incorporated by reference in this Item 3.

ITEM 4.    Mine Safety Disclosures

None.

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange. It has been our policy to declare quarterly dividends to common stockholders so as to comply with applicable provisions of the Code governing REITs. For the fiscal quarters indicated below are the reported high and low sales prices per share of our common stock on the New York Stock Exchange and the cash dividends paid per common share:

	High	Low	Per Share Distribution
2014
Fourth Quarter	$46.07	$39.66	$0.545
Third Quarter	43.86	39.34	0.545
Second Quarter	42.82	38.49	0.545
First Quarter	39.59	35.95	0.545
2013
Fourth Quarter	43.29	35.50	0.525
Third Quarter	47.45	38.93	0.525
Second Quarter	56.06	41.50	0.525
First Quarter	49.91	45.22	0.525

At January 30, 2015, we had approximately 10,259 stockholders of record, and there were approximately 312,913 beneficial holders of our common stock.

Dividends (Distributions)

Distributions with respect to our common stock can be characterized for federal income tax purposes as taxable ordinary dividends, capital gain dividends, nondividend distributions or a combination thereof. Following is the characterization of our annual common stock distributions per share:

	Year Ended December 31,
	2014	2013	2012
Ordinary dividends	$1.9992	$1.8127	$1.4618
Capital gain dividends	0.0890	0.1516	0.0495
Nondividend distributions	0.0918	0.1357	0.4887
	$2.1800	$2.1000	$2.0000

On January 29, 2015, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.565 per share. The common stock dividend will be paid on February 24, 2015 to stockholders of record as of the close of business on February 9, 2015.

Distributions with respect to our preferred stock can be characterized for federal income tax purposes as taxable ordinary dividends, capital gain dividends, nondividend distributions or a combination thereof. We redeemed all of our outstanding preferred stock on April 23, 2012. Following is the characterization of our annual preferred stock distributions per share:

	Series E	Series F
	December 31, 2012	December 31, 2012
Ordinary dividends	$0.4383	$0.4292
Capital gain dividends	0.0148	0.0145
	$0.4531	$0.4437

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our common stock made by or on our behalf during the quarter ended December 31, 2014.

			Total Number of Shares	Maximum Number (or
			Purchased as	Approximate Dollar Value)
	Total Number		Part of Publicly	of Shares that May Yet
	of Shares	Average Price	Announced Plans	be Purchased Under
Period Covered	Purchased(1)	Paid per Share	or Programs	the Plans or Programs
October 1-31, 2014	19,343	$41.10	—	—
November 1-30, 2014	106	43.97	—	—
December 1-31, 2014	6,759	45.06	—	—
Total	26,208	42.14	—	—

(1)

Represents restricted shares withheld under our equity incentive plans to offset tax withholding obligations that occur upon vesting of restricted shares. The value of the shares withheld is based on the closing price of our common stock on the last trading day prior to the date the relevant transaction occurred.

Performance Graph

The graph below compares the cumulative total return of HCP, the S&P 500 Index and the Equity REIT Index of the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), from January 1, 2010 to December 31, 2014. Total cumulative return is based on a $100 investment in HCP common stock and in each of the indices on January 1, 2010 and assumes quarterly reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

AMONG S&P 500, EQUITY REITS AND HCP, INC.

RATE OF RETURN TREND COMPARISON

JANUARY 1, 2010–DECEMBER 31, 2014

(JANUARY 1, 2010 = 100)

Performance Graph Total Stockholder Return

$300
$250
$200
$150
$100
$50
$0
01/01/10
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
Equity REIT Index
S &P 500
HCP

	December 31,
	2010	2011	2012	2013	2014
FTSE NAREIT Equity REIT Index	$127.95	$138.55	$165.84	$170.58	$218.38
S&P 500	115.08	117.47	136.24	180.33	204.96
HCP, Inc.	127.60	151.10	172.56	145.56	185.79

ITEM 6.    Selected Financial Data

Set forth below is our selected financial data as of and for each of the years in the five-year period ended December 31, 2014 (dollars in thousands, except per share data):

	Year Ended December 31,(1)
	2014	2013	2012	2011(2)	2010
Income statement data:
Total revenues	$2,266,279	$2,099,878	$1,879,970	$1,694,418	$1,224,717
Income from continuing operations	906,845	910,633	801,190	536,130	303,869
Net income applicable to common shares	919,796	969,103	812,289	515,302	307,498
Income from continuing operations applicable to common shares:
Basic earnings per common share	1.94	1.97	1.80	1.25	0.87
Diluted earnings per common share	1.94	1.97	1.80	1.25	0.87
Net income applicable to common shares:
Basic earnings per common share	2.01	2.13	1.90	1.29	1.01
Diluted earnings per common share	2.00	2.13	1.90	1.29	1.00
Balance sheet data:
Total assets	21,369,940	20,075,870	19,915,555	17,408,475	13,331,923
Debt obligations(3)	9,759,773	8,661,627	8,695,549	7,731,137	4,656,241
Total equity	10,997,099	10,931,134	10,753,777	9,220,622	8,146,047
Other data:
Dividends paid	1,001,559	956,685	865,306	787,689	590,735
Dividends paid per common share	2.18	2.10	2.00	1.92	1.86
Funds from operations (“FFO”)(4)	1,381,634	1,349,264	1,166,508	877,907	690,637
Diluted FFO per common share(4)	3.00	2.95	2.72	2.19	2.25
FFO as adjusted(4)	1,398,691	1,382,699	1,195,799	1,052,692	689,740
Diluted FFO as adjusted per common share(4)	3.04	3.02	2.79	2.71	2.25
Funds available for distribution (“FAD”)(4)	1,178,822	1,158,082	954,645	838,440	585,116
Diluted FAD per common share(4)	2.57	2.54	2.23	2.16	1.92

(1)	The following are acquisitions that had a meaningful impact on our financial position and results of operations in the years in which they closed and thereafter:
•

During the third quarter of 2014, we completed the Brookdale Transaction in which, among other things, we contributed 48 properties that were triple-net leased into a RIDEA structure, with Brookdale managing the communities (see Note 3 to the Consolidated Financial Statements regarding the Brookdale Transaction).  An additional property was contributed on January 1, 2015.

•

During the fourth quarter of 2012, we acquired 129 senior housing communities from a joint venture between Emeritus and Blackstone Real Estate Partners VI, an affiliate of the Blackstone Group (the “Blackstone JV”).

•	On April 7, 2011, we completed our acquisition of substantially all of the real estate assets of HCRMC, which included the settlement of our HCRMC debt investments.
•	On January 14, 2011, we acquired our partner’s 65% interest in HCP Ventures II, a joint venture that owned 25 senior housing facilities, becoming the sole owner of the portfolio.
(2)

On November 9, 2011, we entered into an agreement with Ventas, Inc. (“Ventas”) to settle all remaining claims relating to Ventas’s litigation against HCP arising out of Ventas’s 2007 acquisition of Sunrise Senior Living REIT. We paid $125 million to Ventas, which was recorded as litigation settlement expense for the year ended December 31, 2011.

(3)	Includes bank line of credit, bridge and term loans, senior unsecured notes, mortgage and other secured debt, and other debt.
(4)

For a more detailed discussion and reconciliation of Funds From Operations (“FFO”), FFO as adjusted and Funds Available for Distribution (“FAD”), see “Non-GAAP Financial Measures—FFO and FAD” in Item 7.

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth in this Item 7 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•	2014 Transaction Overview
•	Dividends
•	Results of Operations
•	Liquidity and Capital Resources
•	Non-GAAP Financial Measures—FFO and FAD
•	Off-Balance Sheet Arrangements
•	Contractual Obligations
•	Inflation
•	Critical Accounting Policies
•	Recent Accounting Pronouncements

2014 Transaction Overview

Investment Transactions

In 2014 we completed $2.1 billion of investment transactions, including $777 million (£483 million) in debt and real estate in the United Kingdom (“U.K.”) and $588 million for our 49% interest in the industry’s largest CCRC joint venture, which transactions are further described below:

Brookdale Lease Amendments and Terminations and the Formation of Two RIDEA Joint Ventures (“Brookdale Transaction”)

On August 29, 2014, HCP and Brookdale, through a Master Contribution and Transactions Agreement, closed a multiple-element transaction that has three major components:

•

formed new unconsolidated joint ventures that collectively own 14 campuses of continuing care retirement communities (the “CCRC JV”). At closing, Brookdale contributed eight of its owned campuses; we contributed two campuses previously leased to Brookdale and cash used to acquire four additional campuses from third parties. HCP and Brookdale own 49% and 51%, respectively, of the CCRC JV, and Brookdale manages these communities;

•	amended existing lease agreements on 153 HCP-owned senior housing communities, including the termination of embedded tenant purchase options relating to 30 properties and future rent reductions; and
•

terminated existing lease agreements on 49 HCP-owned senior housing properties, including the termination of embedded tenant purchase options relating to 19 properties. At closing, we contributed 48 of these properties to a newly formed RIDEA partnerships (the “RIDEA Subsidiaries”); the 49th property was contributed on January 1, 2015. Brookdale owns a 20% noncontrolling equity interest in the RIDEA Subsidiaries and manages the facilities on behalf of the partnership.

£395 Million Debt Investment in U.K. Care Home Portfolio

In November 2014, we were the lead investor in the financing for Formation Capital and Safanad’s acquisition of NHP, a company that, at closing, owned 273 nursing and residential care homes representing over 12,500 beds in the U.K. principally operated by HC-One. We provided a loan facility totaling $630 million (£395 million), secured by substantially all of NHP’s assets, with £363 million drawn at closing.

Other Investment Transactions

During the year ended December 31, 2014, we completed $634 million of additional investments and commitments in 34 properties across our senior housing, life science and medical office segments, including $147 million (£88 million) for 23 care homes in the U.K. Additionally, we funded $287 million for construction and other capital projects, primarily in our life science, medical office and senior housing segments.

Financing Activities

We raised $2.1 billion of debt in 2014 and through January 2015, including the following transactions:

•	On January 21, 2015, we issued $600 million of 3.4% senior unsecured notes due 2025. The notes were priced at 99.185% of the principal amount with a yield-to-maturity of 3.497%.
•

On January 12, 2015, we completed a $333 million (£220 million) four-year unsecured term loan that accrues interest at a rate of GBP LIBOR plus 0.975%, subject to adjustments based on our credit ratings. Concurrently, we entered into a three-year interest rate swap agreement that effectively fixes the rate of the term loan at 1.79%.

•	On August 14, 2014, we issued $800 million of 3.875% senior unsecured notes due 2024. The notes were priced at 99.63% of the principal amount with an effective yield-to-maturity of 3.92%.
•	On February 12, 2014, we issued $350 million of 4.2% senior unsecured notes due 2024. The notes were priced at 99.537% of the principal amount with an effective yield-to-maturity of 4.257%.

On March 31, 2014, we amended our unsecured revolving credit facility and increased it by $500 million to $2 billion. The amended facility reduces our funded interest cost by 17.5 basis points and extends the maturity date to March 31, 2018. Based on our current credit ratings, the amended facility bears interest annually at LIBOR plus 92.5 basis points and has a facility fee of 15.0 basis points. Other terms of the amended facility were substantially unchanged, including a one-year extension option at our discretion, and the ability to increase the commitments by an aggregate amount of up to $500 million, subject to customary conditions.

During the year ended December 31, 2014, we repaid $911 million of aggregate senior unsecured notes and mortgage debt with a weighted average interest rate of 4.33%.

Dividends

Quarterly dividends paid during 2014 aggregated $2.18 per share, which represents a 3.8% increase from 2013. On January 29, 2015, our Board of Directors declared a quarterly cash dividend of $0.565 per common share. The annualized distribution rate per share for 2015 increased 3.7% to $2.26, compared to $2.18 for 2014. The dividend will be paid on February 24, 2015 to stockholders of record as of the close of business on February 9, 2015.

Results of Operations

We evaluate our business and allocate resources among our five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the medical office segment, we invest through the acquisition and development of MOBs, which generally require a greater level of property management. Otherwise, we primarily invest, through the acquisition and development of real estate, in single tenants and operators occupied properties and debt issued by tenants and operators in these sectors. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Consolidated Financial Statements).

Non-GAAP Financial Measures

Same Property Portfolio

Our evaluation of results of operations by each business segment includes an analysis of NOI and adjusted NOI of our Same Property Portfolio (“SPP”) and our total property portfolio. We believe NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. We use NOI and adjusted NOI to make decisions about resource allocations and to assess and compare property level performance. SPP NOI and adjusted NOI information allows us to evaluate the performance of our property portfolio under a consistent population by eliminating changes in the composition of our portfolio of properties. We identify our SPP as stabilized properties that remained in operations and were consistently reported as leased properties or RIDEA properties for the duration of the year‑over‑year comparison periods presented. Accordingly, it takes a stabilized property a minimum of 12 months in operations under a consistent reporting structure to be included in our SPP. Newly acquired operating assets are generally considered stabilized at the earlier of lease‑up (typically when the tenant(s) controls the physical use of at least 80% of the space) or 12 months from the acquisition date. Newly completed developments and redevelopments, are considered stabilized at the earlier of lease‑up or 24 months from the date the property is placed in service. SPP NOI excludes certain non‑property specific operating expenses that are allocated to each operating segment on a consolidated basis. A property is removed from our SPP when it is sold or placed into redevelopment. NOI and adjusted NOI are non-GAAP supplemental financial measures; for a reconciliation of net income to NOI and adjusted NOI and other relevant disclosure, refer to Note 14 to the Consolidated Financial Statements.

Operating expenses generally relate to leased medical office and life science properties and senior housing RIDEA properties. We generally recover all or a portion of our leased medical office and life science property expenses through tenant recoveries. We present expenses as operating or general and administrative based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expenses.

Funds From Operations

We believe FFO applicable to common shares, diluted FFO applicable to common shares, and diluted FFO per common share are important supplemental non-GAAP measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets utilizes straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. The term FFO was designed by the REIT industry to address this issue.

FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) is net income applicable to common shares (computed in accordance with GAAP), excluding gains or losses from sales of property, impairments of, or related to, depreciable real estate, plus real estate and DFL depreciation and amortization, and after adjustments for joint ventures. Adjustments for joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income. We compute FFO in accordance with the current NAREIT definition; however, other REITs may report FFO differently or have a different interpretation of the current NAREIT definition from ours.

In addition, we present FFO before the impact of severance‑related charges, litigation settlement charges, preferred stock redemption charges, impairments (recoveries) of non‑depreciable assets and transaction‑related items (defined below) (“FFO as adjusted”). Transaction-related items include acquisition and pursuit costs (e.g., due diligence and closing) and gains/charges incurred as a result of mergers and acquisitions and lease amendment or termination activities. Management believes that FFO as adjusted provides a meaningful supplemental measurement of our FFO run-rate. This measure is a modification of the NAREIT definition of FFO and should not be used as an alternative to net income (determined in accordance with GAAP) or NAREIT FFO.

Funds Available for Distribution

FAD is defined as FFO as adjusted after excluding the impact of the following: (i) amortization of acquired market lease intangibles, net; (ii) amortization of deferred compensation expense; (iii) amortization of deferred financing costs, net; (iv) straight-line rents; (v) accretion and depreciation related to DFLs; and (vi) deferred revenues, effective 2014, excluding amounts amortized into rental income that are associated with tenant funded improvements owned/recognized by us and up-front cash payments made by tenants to reduce their contractual rents. Also, FAD is: (i) computed after deducting recurring capital expenditures, including leasing costs and second generation tenant and capital improvements; and (ii) includes lease restructure payments and adjustments to compute our share of FAD from our unconsolidated joint ventures and those related to CCRC non-refundable entrance fees. Other REITs or real estate companies may use different methodologies for calculating FAD, and accordingly, our FAD may not be comparable to those reported by other REITs. Although our FAD computation may not be comparable to that of other REITs, management believes FAD provides a meaningful supplemental measure of our ability to fund our ongoing dividend payments. In addition, management believes that in order to further understand and analyze our liquidity, FAD should not be compared with net cash flows from operating activities as determined in accordance with GAAP and presented in our consolidated financial statements. FAD does not represent cash generated from operating activities determined in accordance with GAAP, and FAD should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, as an alternative to net cash flows from operating activities (determined in accordance with GAAP), or as a measure of our liquidity.

Net Operating Income (“NOI”)

NOI and adjusted NOI are non-GAAP supplemental financial measures used to evaluate the operating performance of real estate. NOI is defined as rental and related revenues, including tenant recoveries, resident fees and services, and income from DFLs, less property level operating expense; NOI excludes all other financial statement amounts included in net income as presented in Note14 to the Consolidated Financial Statements.  Management believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL accretion, amortization of market lease intangibles and lease termination fees. Adjusted NOI is oftentimes referred to as “cash NOI.” We use NOI and adjusted NOI to make decisions about resource allocations and to assess and compare property level performance. We believe that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP because it does not reflect various excluded items. Further, our definition of NOI may not be comparable to the definition used by other REITs or real estate companies, as those companies may use different methodologies for calculating NOI.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Overview(1)

Results are for the years ended December 31, 2014 and 2013 (dollars in thousands except per share data):

	Year Ended		Year Ended		Per
	December 31, 2014		December 31, 2013		Share
	Amount	Per Share	Amount	Per Share	Change
FFO	$1,381,634	$3.00	$1,349,264	$2.95	$0.05
FFO as adjusted	1,398,691	3.04	1,382,699	3.02	0.02
FAD	1,178,822	2.57	1,158,082	2.54	0.03
Net income	919,796	2.00	969,103	2.13	(0.13)

(1)	For the reconciliation, see “Non-GAAP Financial Measures—FFO and FAD” section beginning on page 56.

FFO increased $0.05 per share primarily as a result of: (i) net gains from the Brookdale Transaction, (ii) increased NOI from our SPP and our 2013 and 2014 acquisitions, and (iii) a general and administrative charge in 2013 resulting from the termination of our former chief executive officer. The aforementioned were partially offset by: (i) an impairment charge in 2014 for our equity ownership investment in HCRMC and (ii) favorable one-time items including interest income in 2013 from the par payoff of our Barchester debt investments and sale of marketable equity securities.

FFO as adjusted and FAD increased $0.02 and $0.03 per share, respectively, primarily as a result of increased NOI from our SPP and 2013 and 2014 acquisitions, which were partially offset by favorable one-time items including interest income in 2013 from the par payoff of our Barchester debt investments and sale of marketable equity securities.

Earnings per share ("EPS") decreased $0.13 per share primarily as a result of: (i) decreased gain on sales of real estate and (ii) increased depreciation expense, partially offset by the net result of the aforementioned events impacting FFO.

Segment NOI and Adjusted NOI

The tables below provide selected operating information for our SPP and total property portfolio for each of our five business segments. Our consolidated SPP consists of 1,011 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2013 and that remained in operations under a consistent reporting structure through December 31, 2014. Our consolidated total property portfolio represents 1,108 and 1,079 properties at December 31, 2014 and 2013, respectively, and excludes properties classified as discontinued operations.

Senior Housing

As part of the previously described Brookdale Transaction, we contributed 49 properties (one property was contributed on January 1, 2015) that were triple-net leased into a RIDEA structure, with Brookdale managing the communities and acquiring a 20% equity interest in the RIDEA partnerships. For the 49 properties in the RIDEA partnerships, we report the resident-level revenues and corresponding operating expenses in our consolidated financial statements rather than the pre-transaction triple-net rents. In future periods, we expect increases in resident fee and service revenue and operating expenses and a decrease in rental and related revenues.

Additionally, we created the CCRC JV, which is managed by Brookdale. In future periods, we expect to record our share of income from unconsolidated joint ventures; also, as a result of deconsolidating three senior housing properties that were contributed to the CCRC JV, we expect a decrease in rental and related revenues and depreciation expense.

See information regarding the Brookdale Transaction in Note 3 to the Consolidated Financial Statements.

Results are as of and for the years ended December 31, 2014 and 2013 (dollars in thousands except per unit data):

	SPP			Total Portfolio
	2014	2013(2)	Change	2014	2013	Change
Rental revenues(2)	$506,592	$505,629	$963	$621,114	$602,506	$18,608
Resident fees and services	153,251	146,245	7,006	241,965	146,288	95,677
Total segment revenues	$659,843	$651,874	$7,969	$863,079	$748,794	$114,285
Operating expenses	(98,191)	(93,792)	(4,399)	(167,407)	(95,603)	(71,804)
NOI	$561,652	$558,082	$3,570	$695,672	$653,191	$42,481
Straight-line rents	(25,690)	(34,613)	8,923	(30,392)	(43,268)	12,876
DFL accretion	(9,216)	(14,750)	5,534	(9,216)	(14,750)	5,534
Amortization of market lease intangibles, net	(613)	(781)	168	(588)	(681)	93
Lease termination fees	—	—	—	(38,001)	—	(38,001)
Adjusted NOI	$526,133	$507,938	$18,195	$617,475	$594,492	$22,983
Adjusted NOI % change			3.6%
Property count	387	387		465	444
Average capacity (units)(3)	38,545	38,541		45,684	45,400
Average annual rent per unit(4)	$13,693	$13,285		$13,596	$13,174

(1)

From our 2013 presentation of SPP, we removed one senior housing property that was sold and 51 senior housing properties that were contributed to partnerships under a RIDEA structure as part of the Brookdale Transaction and no longer meet our criteria for SPP upon contribution.

(2)	Represents rental and related revenues and income from DFLs.
(3)	Represents average capacity as reported by the respective tenants or operators for a twelve-month period that is a quarter in arrears from the periods presented.
(4)	Average annual rent per unit for operating properties under a RIDEA structure is based on NOI.

SPP NOI and Adjusted NOI.  SPP NOI increased primarily from improved performance from RIDEA properties; SPP adjusted NOI improved as a result of annual rent increases and improved performance from RIDEA properties.

Total Portfolio NOI and Adjusted NOI.  In addition to the impact of our SPP, our total portfolio NOI increased as a result of recognizing net fees of $38 million from the Brookdale Transaction (see Note 3 to the Consolidated Financial Statements). Our total portfolio NOI and adjusted NOI also increased as a result of our senior housing acquisitions in 2014 and 2013.

Post-Acute/Skilled Nursing

Results are as of and for the years ended December 31, 2014 and 2013 (dollars in thousands, except per bed data):

	SPP			Total Portfolio
	2014	2013(1)	Change	2014	2013	Change
Rental revenues(2)	$553,778	$540,403	$13,375	$555,322	$541,805	$13,517
Operating expenses	(168)	(443)	275	(2,087)	(2,485)	398
NOI	$553,610	$539,960	$13,650	$553,235	$539,320	$13,915
Straight-line rents	(799)	(553)	(246)	(835)	(553)	(282)
DFL accretion	(68,251)	(71,125)	2,874	(68,352)	(71,305)	2,953
Amortization of market lease intangibles, net	46	46	—	46	46	—
Adjusted NOI	$484,606	$468,328	$16,278	$484,094	$467,508	$16,586
Adjusted NOI % change			3.5%
Property count	301	301		301	302
Average capacity (beds)(3)	38,333	38,253		38,441	38,464
Average annual rent per bed	$12,645	$12,253		$12,646	$12,218

(1)	From our 2013 presentation of SPP, we removed a post-acute/skilled nursing property that was sold.
(2)	Represents rental and related revenues and income from DFLs.
(3)	Represents average capacity as reported by the respective tenants or operators for a twelve-month period that is a quarter in arrears from the periods presented.

NOI and Adjusted NOI.  SPP and total portfolio NOI and adjusted NOI increased primarily as a result of annual rent escalations from our HCRMC DFL investments.

HCRMC equity method and DFL investments.  On December 19, 2014, we concluded that our 9.4% equity ownership interest in HCRMC was other-than-temporarily impaired, and we recorded an impairment charge of $36 million, or $0.08 per diluted share, in the fourth quarter of 2014; the impairment charge reduced the carrying amount of our equity investment in HCRMC to $39 million. We made this conclusion principally based on the receipt and review of HCRMC’s preliminary base financial forecast for 2015, together with HCRMC’s year-to-date operating results through November 2014. HCRMC’s preliminary base financial forecast and operating results primarily reflected a continued shift in patient payor sources from Medicare to Medicare Advantage, which negatively impacts reimbursement rates and length of stay for HCRMC’s skilled nursing segment. HCRMC has indicated that its 2015 preliminary base financial forecast does not include the effect of any dispositions, acquisitions or other initiatives HCRMC may undertake to improve financial performance in 2015.

We believe that HCRMC’s trailing Twelve-month Fixed Charge Coverage (“TFCC”) ratio may continue to deteriorate over the next several quarters. HCRMC’s 2015 preliminary base financial forecast implies that the TFCC ratio is projected to decline to 1.07x at the end of 2015, compared to the TFCC ratio of 1.08x at the end of 2014, before the impact of $24 million of certain general and professional liability charges that HCRMC incurred in the second quarter of 2014. As noted above, the TFCC ratio is calculated using HCRMC’s 2015 preliminary base financial forecast that does not include the effects of any dispositions, acquisitions or other initiatives HCRMC may undertake to improve financial performance in 2015.

Notwithstanding these developments, HCRMC’s 2015 preliminary base financial forecast also indicates that HCRMC will continue to meet its contractual obligations to us under a  master lease (the “Master Lease”). Therefore, we continue to believe that the collection and timing of all amounts owed by HCRMC under our Master Lease are reasonably assured. HCRMC believes that it is favorably positioned to grow as part of the ongoing changes in the healthcare environment.

Based on discussions with the management of HCRMC and our evaluation of other industry data, we note the following factors that influenced our evaluation of HCRMC: (i) Medicare rate increases of 1.7% and 1.4% took effect on October 1, 2014 for the skilled nursing and hospice businesses, respectively; (ii) additional cost cutting measures were implemented in the fourth quarter of 2014; (iii) new facility developments and expansions will be operational in 2015; (iv) assisted living and hospice operations demonstrated continued growth; (v) HCP and HCR ManorCare have jointly agreed to market for sale certain non-strategic assets that are under the master lease; the purpose of the dispositions is to increase EBITDAR, reduce rent and improve HCRMC’s TFCC; however, no assurances can be given that the facilities will be sold or as  to the timing of the sales; and (vi) hospital admissions are forecasted to improve in 2015.

While we remain confident in HCRMC’s ongoing adjustments to their business model, HCRMC has not been able to reverse the decline in their financial performance. Failure of HCRMC to reverse the decline in its financial performance may lead us to conclude that the collection and timing of contractual obligations, or a portion thereof, under the Master Lease may not be reasonably assured; in which case, we would place the HCRMC DFL, or a portion thereof, on nonaccrual status. If we further determine that it is probable that we will not be able to collect all amounts due under the terms of the Master Lease, we may incur an impairment on our HCRMC DFL, or a  portion thereof.

Life Science

Results are as of and for the years ended December 31, 2014 and 2013 (dollars and sq. ft. in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2014	2013(1)	Change	2014	2013	Change
Rental revenues	$247,062	$243,558	$3,504	$264,164	$251,919	$12,245
Tenant recoveries	46,004	43,628	2,376	49,950	44,960	4,990
Total segment revenues	$293,066	$287,186	$5,880	$314,114	$296,879	$17,235
Operating expenses	(53,512)	(50,888)	(2,624)	(63,080)	(56,956)	(6,124)
NOI	$239,554	$236,298	$3,256	$251,034	$239,923	$11,111
Straight-line rents	(8,105)	(12,557)	4,452	(9,608)	(11,347)	1,739
Amortization of market lease intangibles, net	(12)	179	(191)	103	93	10
Lease termination fees	—	(194)	194	(570)	(194)	(376)
Adjusted NOI	$231,437	$223,726	$7,711	$240,959	$228,475	$12,484
Adjusted NOI % change			3.4%
Property count	105	105		111	111
Average occupancy	93.1%	91.5%		93.0%	91.8%
Average occupied sq. ft.	6,325	6,212		6,637	6,480
Average annual total segment revenues per occupied sq. ft.	$45	$44		$46	$44
Average annual rental revenues per occupied sq. ft.	$38	$37		$38	$37

(1)

From our 2013 presentation of SPP, we removed three life science facilities that were placed into land held for development and a life science facility that was placed into redevelopment in 2014, which no longer meet our criteria for SPP as of the date placed into development.

SPP NOI and Adjusted NOI.  SPP NOI and adjusted NOI increased as a result of increased average occupancy. Additionally, SPP adjusted NOI increased as a result of annual rent escalations.

Total Portfolio NOI and Adjusted NOI.  In addition to the impact of our SPP, our total portfolio NOI and adjusted NOI increased primarily as a result of the impact of our life science development projects placed in service during 2014 and 2013.

During the year ended December 31, 2014, 1.5 million square feet of new and renewal leases commenced at an average annual base rent of $30.40 per square foot compared to 1.1 million square feet of expiring leases with an average annual base rent of $30.83 per square foot. During the year ended December 31, 2014, we acquired a fully-occupied 83,000 square foot building with an average annual base rent of $33.87 per square foot.

Medical Office

Results are as of and for the years ended December 31, 2014 and 2013 (dollars and sq. ft. in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2014	2013(1)	Change	2014	2013	Change
Rental revenues	$296,216	$292,680	$3,536	$312,734	$299,102	$13,632
Tenant recoveries	54,935	52,769	2,166	58,222	53,232	4,990
Total segment revenues	$351,151	$345,449	$5,702	$370,956	$352,334	$18,622
Operating expenses	(134,275)	(131,148)	(3,127)	(148,199)	(139,376)	(8,823)
NOI	$216,876	$214,301	$2,575	$222,757	$212,958	$9,799
Straight-line rents	(1,270)	(3,088)	1,818	(2,022)	(3,161)	1,139
Amortization of market lease intangibles, net	995	950	45	861	1,037	(176)
Lease termination fees	(192)	(23)	(169)	(245)	(23)	(222)
Adjusted NOI	$216,409	$212,140	$4,269	$221,351	$210,811	$10,540
Adjusted NOI % change			2.0%
Property count	203	203		215	206
Average occupancy	91.4	91.3%		90.7%	90.7%
Average occupied sq. ft.	12,618	12,582		13,178	12,767
Average annual total segment revenues per occupied sq. ft.	$28	$27		$28	$27
Average annual rental revenues per occupied sq. ft.	$23	$23		$24	$23

(1)	From our 2013 presentation of SPP, we removed a MOB that was sold.

SPP NOI and Adjusted NOI.  SPP NOI and adjusted NOI increased primarily as a result of annual rent escalations.

Total Portfolio NOI and Adjusted NOI.  In addition to the impact of our SPP, our total portfolio NOI and adjusted NOI increased primarily as a result of our medical office acquisitions in 2014.

During the year ended December 31, 2014, 2.6 million square feet of new and renewal leases commenced at an average annual base rent of $23.15 per square foot compared to 2.6 million square feet of expiring and terminated leases with an average annual base rent of $25.06 per square foot. During the year ended December 31, 2014, we acquired six MOBs with 953,000 occupied square feet that have average annual base rent of $25.00 per square foot.

Hospital

Results are as of and for the years ended December 31, 2014 and 2013 (dollars in thousands, except per bed data):

	SPP			Total Portfolio
	2014	2013	Change	2014	2013	Change
Rental revenues(1)	$82,667	$69,213	$13,454	$83,992	$69,603	$14,389
Tenant recoveries	2,515	2,457	58	2,516	2,457	59
Total segment revenues	$85,182	$71,670	$13,512	$86,508	$72,060	$14,448
Operating expenses	(3,773)	(3,813)	40	(3,830)	(3,862)	32
NOI	$81,409	$67,857	$13,552	$82,678	$68,198	$14,480
Straight-line rents	1,835	18,386	(16,551)	1,813	18,378	(16,565)
Amortization of market lease intangibles, net	(1,369)	(6,825)	5,456	(1,370)	(6,824)	5,454
Adjusted NOI	$81,875	$79,418	$2,457	$83,121	$79,752	$3,369
Adjusted NOI % change			3.1%
Property count	15	15		16	16
Average capacity (beds)(2)	2,161	2,149		2,221	2,175
Average annual rent per bed	$39,634	$38,730		$39,149	$38,437

(1)	Represents rental and related revenues and income from DFLs.
(2)

Represents average capacity as reported by the respective tenants or operators for a twelve-month period that is a quarter in arrears from the periods presented. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

NOI and Adjusted NOI.  SPP and total portfolio NOI increased primarily due to a net $12 million correction in 2013 that reduced previously recognized non-cash revenues including straight-line rents and accelerated amortization of below market lease intangibles related to our Medical City Dallas hospital. SPP and total portfolio adjusted NOI increased primarily as a result of annual rent escalations.

Other Income and Expense Items

Interest income.  Interest income decreased $12 million to $74 million for the year ended December 31, 2014. The decrease was primarily the result of the repayment of our Barchester loan in September 2013, partially offset by interest earned from the June 2013 funding under the Tandem Health Care mezzanine loan facility and the November 2014 U.K. debt investment (see Note 7 to the Consolidated Financial Statements).

Interest expense.  For the year ended December 31, 2014, interest expense increased $4 million to $440 million. The increase was primarily the result of net increase in indebtedness as presented below.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of December 31,(1)
	2014	2013
Balance:
Fixed rate	$8,841,676	$8,581,889
Variable rate	847,016	33,955
Total	$9,688,692	$8,615,844
Percentage of total debt:
Fixed rate	91.3%	99.6%
Variable rate	8.7	0.4
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	5.01%	5.10%
Variable rate	1.59%	1.13%
Total weighted average rate	4.71%	5.08%

(1)

At December 31, 2014, excludes $97 million of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities and demand notes that have no scheduled maturities. At December 31, 2013, excludes $75 million of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities. At December 31, 2014 and 2013, $71 million and $72 million of variable-rate mortgages, respectively, and a £137 million ($214 million and $227 million, respectively) term loan are presented as fixed-rate debt as the interest payments were swapped from variable to fixed.

Our exposure to expense fluctuations related to our variable rate indebtedness is mitigated by our interest rate swap contracts. For a more detailed discussion of our interest rate risk, see Item 7A.

Depreciation and amortization expense.  Depreciation and amortization expenses increased $37 million to $460 million for the year ended December 31, 2014. The increase was primarily the result of acquisitions, redevelopment projects placed in service and changes in estimates of the depreciable lives and residual values of certain properties.

General and administrative expenses.  General and administrative expenses decreased $21 million to $82 million for the year ended December 31, 2014. The year ended December 31, 2013 included $27 million of severance-related charges resulting from the termination of our former chief executive officer (see Note 16 to the Consolidated Financial Statements).

Acquisition and pursuit costs.  Acquisition and pursuit costs expenses increased $11 million to $17 million for the year ended December 31, 2014. The increase was primarily due to higher levels of transactional activity in 2014, including transactional costs related to the Brookdale Transaction and the U.K. real estate and debt investments.  Acquisition and pursuit costs were previously included in general and administrative expenses.

Other income, net.  For the year ended December 31, 2014, other income, net decreased $11 million to $8 million. The decrease was primarily the result of gains from the sale of marketable equity securities during 2013; there were no comparable gains from the sale of marketable securities in 2014.

Income taxes.  For the year ended December 31, 2014, income taxes decreased by $6 million to $250,000. The decrease in income taxes was primarily due to the losses of our TRS entities during the year ended December 31, 2014.

Equity income from unconsolidated joint ventures.  For the year ended December 31, 2014, equity income from unconsolidated joint ventures decreased $15 million to $50 million. The decrease in equity income from unconsolidated joint ventures was primarily the result of: (i) our share of losses from the CCRC JV investment formed in 2014; (ii) the decline in operating performance of our HCRMC equity interest; and (iii) a 2013 one-time distribution received from a senior housing joint venture that exceeded our investment balance.

Impairment of investments in unconsolidated joint ventures.  During the year ended December 31, 2014, we recognized an impairment of $36 million related to our 9.4% equity ownership interest in HCRMC (see Notes 8 and 17 to the Consolidated Financial Statements).

Gain on sales of real estate (continued and discontinued).  During the year ended December 31, 2014, we sold five properties for total gain on sales of real estate of $31 million. During the year ended December 31, 2013, we sold 13 properties for total gain on sales of real estate of $70 million (see Note 5 to the Consolidated Financial Statements).

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Overview(1)

Results are for the years ended December 31, 2013 and 2012 (dollars in thousands except per share data):

	Year Ended		Year Ended		Per
	December 31, 2013		December 31, 2012		Share
	Amount	Per Share	Amount	Per Share	Change
FFO	$1,349,264	$2.95	$1,166,508	$2.72	$0.23
FFO as adjusted	1,382,699	3.02	1,195,799	2.79	0.23
FAD	1,158,082	2.54	954,645	2.23	0.31
Net income	969,103	2.13	812,289	1.90	0.23

(1)	For the reconciliation, see “Non-GAAP Financial Measures—FFO and FAD” section beginning on page 56.

FFO, FFO as adjusted and EPS each increased $0.23 per share primarily resulting from: (i) real estate acquisitions, property developments placed in service and debt investments (e.g., the BlackStone JV acquisition, Tandem Health Care loan facility, and Four Seasons debt investment); (ii) par payoff of our Barchester debt investments; (iii) gain from sales of marketable equity securities and (iv) increased NOI from our SPP.

FAD increased $0.31 per share primarily as a result of the aforementioned benefits impacting FFO, FFO as adjusted and EPS and growth in cash-based rents.

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

Senior Housing

During the fourth quarter of 2012 and first quarter of 2013, we acquired a portfolio of 133 senior housing communities from the Blackstone JV (see Note 4 to the Consolidated Financial Statements). The transaction closed in two stages: (i) 129 senior housing facilities during the fourth quarter of 2012 for $1.7 billion; and (ii) four senior housing facilities during the first quarter of 2013 for $38 million. The results of operations from the acquisitions are reflected in our consolidated financial statements from those respective dates.

Results are as of and for the years ended December 31, 2013 and 2012 (dollars in thousands except per unit data):

	SPP			Total Portfolio
	2013	2012(1)	Change	2013	2012	Change
Rental revenues(2)	$465,254	$459,058	$6,196	$602,506	$481,559	$120,947
Resident fees and services	146,288	139,073	7,215	146,288	139,073	7,215
Total segment revenues	$611,542	$598,131	$13,411	$748,794	$620,632	$128,162
Operating expenses	(92,674)	(88,575)	(4,099)	(95,603)	(91,423)	(4,180)
NOI	$518,868	$509,556	$9,312	$653,191	$529,209	$123,982
Straight-line rents	(15,413)	(25,662)	10,249	(43,268)	(30,406)	(12,862)
DFL accretion	(14,750)	(18,812)	4,062	(14,750)	(18,812)	4,062
Amortization of market lease intangibles, net	(1,196)	(1,432)	236	(681)	(1,320)	639
Adjusted NOI	$487,509	$463,650	$23,859	$594,492	$478,671	$115,821
Adjusted NOI % change			5.1%
Property count	310	310		444	439
Average capacity (units)(3)	35,038	35,034		45,400	36,694
Average annual rent per unit(4)	$13,932	$13,252		$13,174	$13,140

(1)	From our 2012 presentation of SPP, we removed two senior housing properties that were sold or classified as held for sale.
(2)	Represents rental and related revenues and income from DFLs.
(3)	Represents average capacity as reported by the respective tenants or operators for a twelve-month period that is a quarter in arrears from the periods presented.
(4)	Average annual rent per unit for operating properties under a RIDEA structure is based on NOI.

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

Post-Acute/Skilled Nursing

Results are as of and for the years ended December 31, 2013 and 2012 (dollars in thousands, except per bed data):

	SPP			Total Portfolio
	2013	2012(1)	Change	2013	2012	Change
Rental revenues(2)	$541,805	$530,037	$11,768	$541,805	$530,037	$11,768
Operating expenses	(485)	(475)	(10)	(2,485)	(475)	(2,010)
NOI	$541,320	$529,562	$11,758	$539,320	$529,562	$9,758
Straight-line rents	(553)	(724)	171	(553)	(724)	171
DFL accretion	(71,305)	(75,428)	4,123	(71,305)	(75,428)	4,123
Amortization of market lease intangibles, net	46	46	—	46	46	—
Adjusted NOI	$469,508	$453,456	$16,052	$467,508	$453,456	$14,052
Adjusted NOI % change			3.5%
Property count	302	302		302	302
Average capacity (beds)(3)	38,464	38,459		38,464	38,459
Average annual rent per bed	$12,218	$11,802		$12,218	$11,802

(1)	From our 2012 presentation of SPP, we removed 10 post-acute/skilled nursing properties that were sold or classified as held for sale.
(2)	Represents rental and related revenues and income from DFLs.
(3)	Represents average capacity as reported by the respective tenants or operators for a twelve-month period that is a quarter in arrears from the periods presented.

NOI and Adjusted NOI.  SPP and total portfolio NOI and adjusted NOI primarily increased as a result of annual rent increases.

Life Science

Results are as of and for the years ended December 31, 2013 and 2012 (dollars and sq. ft. in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2013	2012	Change	2013	2012	Change
Rental revenues	$240,777	$240,145	$632	$251,919	$246,811	$5,108
Tenant recoveries	42,975	42,164	811	44,960	42,853	2,107
Total segment revenues	$283,752	$282,309	$1,443	$296,879	$289,664	$7,215
Operating expenses	(49,636)	(47,914)	(1,722)	(56,956)	(53,173)	(3,783)
NOI	$234,116	$234,395	$(279)	$239,923	$236,491	$3,432
Straight-line rents	(11,604)	(8,590)	(3,014)	(11,347)	(9,730)	(1,617)
Amortization of market lease intangibles, net	112	462	(350)	93	411	(318)
Lease termination fees	(194)	(175)	(19)	(194)	(175)	(19)
Adjusted NOI	$222,430	$226,092	$(3,662)	$228,475	$226,997	$1,478
Adjusted NOI % change			(1.6)%
Property count	102	102		111	109
Average occupancy	93.0%	91.4%		91.8%	89.6%
Average occupied sq. ft.	6,219	6,108		6,480	6,250
Average annual total segment revenues per occupied sq. ft.	$44	$45		$44	$45
Average annual rental revenues per occupied sq. ft.	$37	$38		$37	$38

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

Medical Office

Results are as of and for the years ended December 31, 2013 and 2012 (dollars and sq. ft. in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2013	2012(1)	Change	2013	2012	Change
Rental revenues	$265,176	$263,726	$1,450	$299,102	$283,561	$15,541
Tenant recoveries	46,719	46,615	104	53,232	49,447	3,785
Total segment revenues	$311,895	$310,341	$1,554	$352,334	$333,008	$19,326
Operating expenses	(118,643)	(117,901)	(742)	(139,376)	(132,132)	(7,244)
NOI	$193,252	$192,440	$812	$212,958	$200,876	$12,082
Straight-line rents	(1,472)	(4,381)	2,909	(3,161)	(5,258)	2,097
Amortization of market lease intangibles, net	510	290	220	1,037	457	580
Lease termination fees	(23)	(314)	291	(23)	(314)	291
Adjusted NOI	$192,267	$188,035	$4,232	$210,811	$195,761	$15,050
Adjusted NOI % change			2.3%
Property count	181	181		206	206
Average occupancy	91.6%	91.3%		90.7%	91.2%
Average occupied sq. ft.	11,395	11,351		12,767	12,147
Average annual total segment revenues per occupied sq. ft.	$27	$27		$27	$27
Average annual rental revenues per occupied sq. ft.	$23	$23		$23	$23

(1)	From our 2012 presentation of SPP, we removed two MOBs that were placed into redevelopment in 2013, which no longer meet our criteria for SPP as of the date they were placed into redevelopment.

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

Hospital

Results are as of and for the years ended December 31, 2013 and 2012 (dollars in thousands, except per bed data):

	SPP			Total Portfolio
	2013	2012(1)	Change	2013	2012	Change
Rental revenues(2)	$64,249	$74,815	$(10,566)	$69,603	$77,872	$(8,269)
Tenant recoveries	2,457	2,326	131	2,457	2,326	131
Total segment revenues	$66,706	$77,141	$(10,435)	$72,060	$80,198	$(8,138)
Operating expenses	(3,812)	(3,506)	(306)	(3,862)	(3,513)	(349)
NOI	$62,894	$73,635	$(10,741)	$68,198	$76,685	$(8,487)
Straight-line rents	19,238	(554)	19,792	18,378	(1,134)	19,512
Amortization of market lease intangibles, net	(6,725)	(347)	(6,378)	(6,824)	(447)	(6,377)
Adjusted NOI	$75,407	$72,734	$2,673	$79,752	$75,104	$4,648
Adjusted NOI % change			3.7%
Property count	14	14		16	15
Average capacity (beds)(3)	2,132	2,056		2,175	2,087
Average annual rent per bed	$37,151	$37,091		$38,437	$37,679

(1)	From our 2012 presentation of SPP, we removed two hospitals that were sold or classified as held for sale.
(2)	Represents rental and related revenues and income from DFLs.
(3)

Represents average capacity as reported by the respective tenants or operators for a twelve-month period that is a quarter in arrears from the periods presented. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

SPP and Total Portfolio NOI and Adjusted NOI.  SPP and total portfolio NOI primarily decreased due to a net $12 million correction in 2013 that reduced previously recognized non-cash revenues including straight-line rents and to increasing amortization of below market lease intangibles related to our Medical City Dallas hospital. SPP and total portfolio adjusted NOI increased due to annual rent increases, a new lease on our Plano hospital and rents on our Fresno hospital that was placed in service in January 2013.

Other Income and Expense Items

Interest income.  Interest income increased $62 million to $86 million for the year ended December 31, 2013. The increase was primarily the result of interest income from the repayment of our Barchester loan in September 2013 (acquired earlier in 2013 at a discount), additional interest income earned from the second tranche of our mezzanine loan facility to Tandem Health Care in June 2013 and interest earned from our Four Seasons senior unsecured notes purchased in 2012 (see Notes 7 and 10 to the Consolidated Financial Statements).

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

Our exposure to expense fluctuations related to our variable rate indebtedness is mitigated by our interest rate swap contracts. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” section in Item 7A.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of December 31,(1)
	2013	2012
Balance:
Fixed rate	$8,581,889	$8,606,075
Variable rate	33,955	40,385
Total	$8,615,844	$8,646,460
Percentage of total debt:
Fixed rate	99.6%	99.5%
Variable rate	0.4	0.5
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	5.10%	5.23%
Variable rate	1.13%	1.49%
Total weighted average rate	5.08%	5.22%

(1)

Excludes $75 million and $82 million at December 31, 2013 and 2012, respectively, of other debt that represents non‑interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities, which have no scheduled maturities. At December 31, 2013 and 2012, $72 million and $86 million of variable‑rate mortgages, respectively, and a £137 million ($227 million and $223 million, respectively) term loan are presented as fixed‑rate debt as the interest payments under such debt have been swapped (pay fixed and receive float).

Depreciation and amortization expense.  Depreciation and amortization expenses increased $70 million to $423 million for the year ended December 31, 2013. The increase was primarily the result of the impact of our senior housing facility and MOB acquisitions during 2012.

General and administrative expenses.  General and administrative expenses increased $35 million to $103 million for the year ended December 31, 2013. The year ended December 31, 2013 included $27 million of severance-related charges resulting from the termination of our former Chairman, Chief Executive Officer and President (see Note 16 to the Consolidated Financial Statements). The year ended December 31, 2012 included $7 million related to an insurance recovery for previously incurred legal expenses.

Acquisition and pursuit costs.    Acquisition and pursuit costs decreased $5 million to $6 million for the year ended December 31, 2013. The decrease was primarily the result of acquiring 133 senior housing communities from the Blackstone JV during the fourth quarter of 2012.

Impairments.  During the year ended December 31, 2013, we recognized impairments of $1 million, included in discontinued operations, as a result of the reclassification of two MOBs to held for sale (see Note 17 to the Consolidated Financial Statements). During the year ended December 31, 2012, we recognized an impairment of $8 million as a result of the disposition of a life science land parcel (see Note 17 to the Consolidated Financial Statements).

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

Equity income from unconsolidated joint ventures.  For the year ended December 31, 2013, equity income from unconsolidated joint ventures increased $10 million to $64 million. The increase was primarily the result of: (i) a one-time distribution received from a senior housing development joint venture that exceeded our investment balance and (ii) the improved operating performance from our HCRMC equity investment.

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

Liquidity and Capital Resources

We anticipate satisfying our distributions to our shareholders and non-controlling interest members for the next 12 months by primarily using cash flow from operations and available cash balances. Additionally, we expect to meet our scheduled financing maturities for 2015 (excluding future acquisitions) with the proceeds from our January 2015 $600 million senior unsecured note offering.

Our principal investing liquidity needs for the next 12 months are to:

•	fund capital expenditures, including tenant improvements and leasing costs; and
•	fund future acquisition, transactional and development activities.

We anticipate satisfying these future investing needs using one or more of the following:

•	issuance of common or preferred stock;
•	issuance of additional debt, including unsecured notes and mortgage debt;
•	draws on our credit facilities; and/or
•	sale or exchange of ownership interests in properties.

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, as noted below, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our credit ratings. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. As of January 30, 2015, we had a credit rating of BBB+ from Fitch, Baa1 from Moody’s and BBB+ from S&P on our senior unsecured debt securities.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $184 million and $301 million at December 31, 2014 and 2013, respectively, representing a decrease of $117 million. The following table sets forth changes in cash flows (dollars in thousands):

	Year Ended December 31,
	2014	2013	Change
Net cash provided by operating activities	$1,248,621	$1,148,987	$99,634
Net cash used in investing activities	(1,511,879)	(196,648)	(1,315,231)
Net cash provided by (used in) financing activities	144,797	(900,416)	1,045,213

The increase in operating cash flows is primarily the result of the following: (i) the impact from our investments, (ii) redevelopment assets placed in service and (iii) rent escalations and resets. Our cash flows from operations are dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

The following are significant investing and financing activities for the year ended December 31, 2014:

•	paid dividends on common stock of $1 billion, which were funded by cash provided by our operating activities;
•

made investments and capital expenditures of $1.7 billion (e.g., debt investments, the CCRC JV, acquisition and development of real estate, etc.) and repaid $935 million of mortgages and senior unsecured notes; and

•

raised proceeds of $2 billion primarily from issuing senior unsecured notes and revolving line of credit facility borrowings and an additional $224 million from sales of real estate and loan repayments.

Debt

Bank line of credit and Term Loans.  On March 31, 2014, we amended our unsecured revolving line of credit facility (the “Facility”) with a syndicate of banks, which was scheduled to mature in March 2016, increasing the borrowing capacity by $500 million to $2 billion. The amended Facility matures on March 31, 2018, with a one-year committed extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends upon our credit ratings. We pay a facility fee on the entire revolving commitment that depends on our credit ratings. Based on our credit ratings at January 30, 2015, the margin on the Facility was 0.925%, and the facility fee was 0.15%. The Facility also includes a feature that will allow us to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At December 31, 2014, we had $839 million (includes £355 million) outstanding under the Facility with a weighted average effective interest rate of 1.60%.

On July 30, 2012, we entered into a credit agreement with a syndicate of banks for a £137 million ($214 million at December 31, 2014) four-year unsecured term loan (the “2012 Term Loan”). Based on our credit ratings at January 30, 2014, the Term Loan accrues interest at a rate of GBP LIBOR plus 1.20%. Concurrent with the closing of the Term Loan, we entered into a four-year interest rate swap contract that fixes the rate of the Term Loan at 1.81%, subject to adjustments based on our credit ratings. The 2012 Term Loan contains a one-year committed extension option.

On January 12, 2015, we entered into a credit agreement with a syndicate of banks for a £220 million ($333 million) four-year unsecured term loan (the “2015 Term Loan”) that accrues interest at a rate of GBP LIBOR plus 0.975%, subject to adjustments based on our credit ratings. At closing, we entered into a three-year interest rate swap agreement that effectively fixes the rate of the term loan at 1.79% (the 2012 and 2015 Term Loans are collectively the “Term Loans”). Proceeds from the 2015 Term Loan were used to repay £220 million outstanding on the Facility as of the closing date.

The Facility and Term Loans contain certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60% and (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times. The Facility and Term Loans also require a Minimum Consolidated Tangible Net Worth of $9.5 billion at December 31, 2014 (applicable to the Facility and 2012 Term Loan). At December 31, 2014, we were in compliance with each of these restrictions and requirements of the Facility and 2012 Term Loan.

Senior unsecured notes.  At December 31, 2014, we had senior unsecured notes outstanding with an aggregate principal balance of $7.6 billion. Interest rates on the notes ranged from 2.79% to 6.99% with a weighted average effective interest rate of 4.95% and a weighted average maturity of six years at December 31, 2014. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. At December 31, 2014, we believe we were in compliance with these covenants.

On January 21, 2015, we issued $600 million of 3.40% senior unsecured notes due 2025. The notes were priced at 99.185% of the principal amount with an effective yield-to-maturity of 3.497%; net proceeds from this offering were $591 million.

A portion of the proceeds from these senior notes was used to repay the entire $105 million U.S. dollar amount outstanding on the Facility as of the closing date.

Mortgage debt.  At December 31, 2014, we had $1 billion in aggregate principal amount of mortgage debt outstanding that is secured by 70 healthcare facilities (including redevelopment properties) with a carrying value of $1.3 billion. Interest rates on the mortgage debt ranged from 0.44% to 8.41% with a weighted average effective interest rate of 6.16% and a weighted average maturity of three years at December 31, 2014.

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

Debt Maturities.  The following table summarizes our stated debt maturities and scheduled principal repayments at December 31, 2014 (in thousands):

			Senior
	Bank Line		Unsecured
Year	of Credit(1)(2)	Term Loan(3)	Notes	Mortgage	Total(4)
2015	$—	$—	$400,000	$40,628	$440,628
2016	—	213,610	900,000	292,222	1,405,832
2017	—	—	750,000	581,891	1,331,891
2018	838,516	—	600,000	6,583	1,445,099
2019	—	—	450,000	2,072	452,072
Thereafter	—	—	4,550,000	63,170	4,613,170
	838,516	213,610	7,650,000	986,566	9,688,692
Discounts, net	—	—	(23,806)	(2,135)	(25,941)
	$838,516	$213,610	$7,626,194	$984,431	$9,662,751

(1)	Includes £355 million translated into U.S. dollars as of December 31, 2014.
(2)	In January 2015, we repaid all but £135 million outstanding under the Facility primarily with proceeds from the January 2015 senior unsecured notes issuance and term loan.
(3)	Represents £137 million translated into U.S. dollars.
(4)	Excludes $97 million of other debt that represents life care bonds and demand notes that have no scheduled maturities that are discussed in Note 11 to the Consolidated Financial Statements.

Derivative Financial Instruments

We use derivative financial instruments to mitigate the effects of interest rate and foreign exchange fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. We do not use derivative financial instruments for speculative or trading purposes.

The following table summarizes our outstanding interest-rate and foreign currency swap contracts as of December 31, 2014 (dollars and GBP in thousands):

			Fixed
		Hedge	Rate/Buy		Notional/Sell
Date Entered	Maturity Date	Designation	Amount	Floating/Exchange Rate Index	Amount	Fair Value
July 2005(1)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(5,939)
November 2008	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	$26,000	(1,724)
July 2012	June 2016	Cash Flow	1.81%	1 Month GBP LIBOR+1.20%	£137,000	178
July 2012	June 2016	Cash Flow	$34,100	Buy USD/Sell GBP	£21,700	276
July 2014	December 2015	Cash Flow	$7,500	Buy USD/Sell GBP	£4,400	653

(1)	Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.

For a more detailed description of our derivative financial instruments, see Note 24 to the Consolidated Financial Statements and in Item 7A in this report.

Equity

At December 31, 2014, we had 460 million shares of common stock outstanding. At December 31, 2014, equity totaled $11 billion, and our equity securities had a market value of $21 billion.

As of December 31, 2014, there were a total of 4 million DownREIT units outstanding in five limited liability companies in which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

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

Non-GAAP Financial Measures—FFO and FAD

Funds From Operations

The following is a reconciliation from net income applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO and FFO as adjusted (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net income applicable to common shares	$919,796	$969,103	$812,289	$515,302	$307,498
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	459,995	423,312	353,704	346,055	303,957
Discontinued operations	—	5,862	12,808	11,340	9,490
Other depreciation and amortization	18,864	14,326	12,756	8,840	—
Gain on sales of real estate	(31,298)	(69,866)	(31,454)	(3,107)	(19,925)
Impairments of real estate	—	1,372	—	—	—
Gain upon consolidation of joint venture	—	—	—	(7,769)	—
Impairments of interests in unconsolidated joint venture	—	—	—	—	71,693
Equity income from unconsolidated joint ventures	(49,570)	(64,433)	(54,455)	(46,750)	(4,770)
FFO from unconsolidated joint ventures	70,873	74,324	64,933	56,887	25,288
Noncontrolling interests’ and participating securities’ share in earnings	16,795	15,903	17,547	18,062	15,767
Noncontrolling interests’ and participating securities’ share in FFO	(23,821)	(20,639)	(21,620)	(20,953)	(18,361)
FFO applicable to common shares	$1,381,634	$1,349,264	$1,166,508	$877,907	$690,637
Distributions on dilutive convertible units	13,799	13,276	13,028	6,916	11,847
Diluted FFO applicable to common shares	$1,395,433	$1,362,540	$1,179,536	$884,823	$702,484
Diluted FFO per common share	$3.00	$2.95	$2.72	$2.19	$2.25
Weighted average shares used to calculate diluted FFO per common share	464,845	461,710	434,328	403,864	312,797

Diluted earnings per common share	$2.00	$2.13	$1.90	$1.29	$1.00
Depreciation and amortization of real estate, in-place lease and other intangibles	1.00	0.93	0.85	0.89	1.02
Impairments on real estate and DFL depreciation	0.04	0.03	0.03	0.02	0.23
Gain on sales of real estate and upon consolidation of joint venture	(0.07)	(0.15)	(0.07)	(0.03)	(0.06)
Joint venture and participating securities FFO adjustments	0.03	0.01	0.01	0.02	0.06
Diluted FFO per common share	$3.00	$2.95	$2.72	$2.19	$2.25
Impact of adjustments to FFO:
Transaction-related items(1)	$(18,856)	$6,191	$5,339	$29,558	$11,003
Other impairments (recoveries)(2)	35,913	—	7,878	15,400	(11,900)
Severance-related charges	—	27,244	5,642	4,827	—
Preferred stock redemption charge	—	—	10,432	—	—
Litigation settlement and provision charges	—	—	—	125,000	—
	$17,057	$33,435	$29,291	$174,785	$(897)

FFO as adjusted applicable to common shares	$1,398,691	$1,382,699	$1,195,799	$1,052,692	$689,740
Distributions on dilutive convertible units and other	13,766	13,220	12,957	11,646	12,089
Diluted FFO as adjusted applicable to common shares	$1,412,457	$1,395,919	$1,208,756	$1,064,338	$701,829
Diluted FFO as adjusted per common share	$3.04	$3.02	$2.79	$2.71	$2.25
Weighted average shares used to calculate diluted FFO as adjusted per common share(3)	464,845	461,710	433,607	393,237	311,285

(1)

For the year ended December 31, 2014, transaction-related items include a net benefit from the Brookdale Transaction, partially offset by acquisition and pursuit costs. For the years ended December 31, 2013 and 2012, transaction-related items are primarily attributable to acquisition and pursuit costs. For the years ended December 31, 2011 and 2010, transaction-related items are primarily attributable to our HCRMC acquisition.

(2)	For the year ended December 31, 2014, other impairments (recoveries) relate to our equity ownership interest in HCRMC.
(3)

Our weighted average shares for the year ended December 31, 2012 used to calculate diluted FFO as adjusted eliminate the impact of 22 million shares from our common stock offering completed on October 19, 2012; proceeds from this offering were used to fund the Blackstone JV acquisition. Our weighted average shares used to calculate diluted FFO as adjusted eliminate the impact of 46 million shares of common stock from our December 2010 offering and 30 million shares from our March 2011 common stock offering (excludes 4.5 million shares sold to the underwriters upon exercise of their option to purchase additional shares), which issuances increased our weighted average shares by 12.9 million and 1.5 million for the years ended December 31, 2011 and 2010, respectively. Proceeds from these offerings were used to fund a portion of the cash consideration for the HCRMC acquisition.

Funds Available for Distribution

The following is a reconciliation of FFO as adjusted to FAD (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012	2011	2010
FFO as adjusted applicable to common shares	$1,398,691	$1,382,699	$1,195,799	$1,052,692	$689,740
Amortization of market lease intangibles, net	(949)	(6,646)	(2,232)	(4,510)	(6,378)
Amortization of deferred compensation(1)	21,885	23,327	23,277	20,034	14,924
Amortization of deferred financing costs, net(2)	19,260	18,541	16,501	13,716	9,078
Straight-line rents	(41,032)	(39,587)	(47,311)	(59,173)	(47,243)
DFL accretion(3)	(77,568)	(86,055)	(94,240)	(74,007)	(10,641)
Other depreciation and amortization	(18,864)	(14,326)	(12,756)	(8,840)	—
Deferred revenues – tenant improvement related	(2,306)	(2,906)	(1,570)	(2,371)	(3,714)
Deferred revenues – additional rents	422	63	(85)	52	(270)
Leasing costs and tenant and capital improvements	(74,464)	(64,557)	(61,440)	(52,903)	(54,237)
Lease restructure payments	9,425	—	—	—	—
Joint venture adjustments – CCRC entrance fees	11,443	—	—	—	—
Joint venture and other FAD adjustments(3)	(67,121)	(52,471)	(61,298)	(46,250)	(6,143)
FAD applicable to common shares	$1,178,822	$1,158,082	$954,645	$838,440	$585,116
Distributions on dilutive convertible units	13,799	13,276	7,714	6,916	6,676
Diluted FAD applicable to common shares	$1,192,621	$1,171,358	$962,359	$845,356	$591,792
Diluted FAD per common share	$2.57	$2.54	$2.23	$2.16	$1.92
Weighted average shares used to calculate diluted FAD per common share	464,845	461,710	431,429	390,944	308,953

(1)

Excludes $16.7 million related to the acceleration of deferred compensation for restricted stock units and options that vested upon termination of the our former chief executive officer, which is included in severance-related charges for the year ended December 31, 2013.

(2)

Excludes $11.3 million related to the write-off of unamortized loan fees related to an expired bridge loan commitment and $0.8 million related to the amortization of deferred issuance costs of the senior notes, which costs are included in transaction-related items for the year ended December 31, 2011.

(3)

Our ownership interest in HCRMC is accounted for using the equity method, which requires an ongoing elimination of DFL income that is proportional to our ownership in HCRMC. Further, our share of earnings from HCRMC (equity income) increases for the corresponding elimination of related lease expense recognized at the HCRMC entity level, which we present as a non-cash joint venture FAD adjustment.

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

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at December 31, 2014 (in thousands):

		Less than			More than
	Total(1)	One Year	2016-2017	2018-2019	Five Years
Bank line of credit(2)(3)	$838,516	$—	$—	$838,516	$—
Term loan(4)	213,610	—	213,610	—	—
Senior unsecured notes	7,650,000	400,000	1,650,000	1,050,000	4,550,000
Mortgage debt	986,566	40,628	874,113	8,655	63,170
U.K. loan facility commitment(5)	49,894	24,947	24,947	—	—
Construction loan commitments(6)	10,535	10,535	—	—	—
Development commitments(7)	66,840	66,840	—	—	—
Ground and other operating leases	245,490	6,756	11,208	10,264	217,262
Interest(8)	2,552,894	428,741	716,362	445,797	961,994
Total	$12,614,345	$978,447	$3,490,240	$2,353,232	$5,792,426

(1)	Excludes $97 million of other debt that represents life care bonds and demand notes that have no scheduled maturities.
(2)	Includes £355 million translated into U.S. dollars as of December 31, 2014.
(3)	In January 2015, we repaid all but £135 million outstanding under the Facility primarily with proceeds from the January 2015 senior unsecured notes issuance and term loan.
(4)	Represents £137 million translated into U.S. dollars as of December 31, 2014.
(5)	Represents £32 million translated into U.S. dollars as of December 31, 2014 for commitments to fund our U.K. loan facility.
(6)	Represents commitments to finance development projects and related working capital financings.
(7)	Represents construction and other commitments for developments in progress.
(8)	Interest on variable-rate debt is calculated using rates in effect at December 31, 2014.

Inflation

Our leases often provide for either fixed increases in base rents or indexed escalators, based on the Consumer Price Index or other measures, and/or additional rent based on increases in the tenants’ operating revenues. Most of our MOB leases require the tenant to pay a share of property operating costs such as real estate taxes, insurance and utilities. Substantially all of our senior housing, life science, post-acute/skilled nursing and hospital leases require the tenant or operator to pay all of the property operating costs or reimburse us for all such costs. We believe that inflationary increases in expenses will be offset, in part, by the tenant or operator expense reimbursements and contractual rent increases described above.

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

Principles of Consolidation

The consolidated financial statements include the accounts of HCP, Inc., our wholly owned subsidiaries and joint ventures that we control, through voting rights or other means. We consolidate investments in variable interest entities (“VIEs”) when we are the primary beneficiary of the VIE. A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE.

We make judgments about which entities are VIEs based on an assessment of whether (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We make judgments with respect to our level of influence or control of an entity and whether we are (or are not) the primary beneficiary of a VIE. Consideration of various factors includes, but is not limited to, our ability to direct the activities that most significantly impact the entity’s economic performance, our form of ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, our ability and the rights of other investors to participate in policy making decisions, replace the manager and/or liquidate the entity, if applicable. Our ability to correctly assess our influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements. When we perform a re-analysis of the primary beneficiary at a date other than at inception of the variable interest entity, our assumptions may be different and may result in the identification of a different primary beneficiary.

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

Revenue Recognition

At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee, (ii) lessee has a bargain purchase option during or at the end of the lease term, (iii) the lease term is equal to 75% or more of the underlying property’s economic life, or (iv) the present value of future minimum lease payments (excluding executory costs) are equal to 90% or more of the excess estimated fair value (over retained tax credits) of the leased building. If one of the four criteria is met and the minimum lease payments are determined to be reasonably predicable and collectible, the lease arrangement is generally accounted for as a direct financing lease. If the assumptions utilized in the above classification assessments were different, our lease classification for accounting purposes may have been different; thus the timing and amount of our revenue recognized would have been impacted, which may be material to our consolidated financial statements.

We recognize rental revenue for operating leases on a straight-line basis over the lease term when collectibility of all minimum lease payments is reasonably assured and the tenant has taken possession or controls the physical use of a leased asset. If the lease provides for tenant improvements, we determine whether the tenant improvements are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. The determination of ownership of the tenant improvements is subject to significant judgment. If our assessment of the owner of the tenant improvements was different, the timing and amount of our revenue recognized would be impacted.

Certain leases provide for additional rents that are contingent upon a percentage of the facility’s revenue in excess of specified base amounts or other thresholds. Such revenue is recognized when actual results reported by the tenant, or estimates of tenant results, exceed the base amount or other thresholds. The recognition of additional rents requires us to make estimates of amounts owed and to a certain extent are dependent on the accuracy of the facility results reported to us. Our estimates may differ from actual results, which could be material to our consolidated financial statements.

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

We use the direct finance method of accounting to record income from DFLs. For leases accounted for as DFLs, future minimum lease payments are recorded as a receivable. For leases accounted for as DFLs, the net investment in the DFL represents receivables for the sum of minimum lease payments receivable and the estimated residual values of the leased properties, less the unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield when collectibility of the lease payments is reasonably assured. Investments in DFLs are presented net of unamortized unearned income. The determination of estimated useful lives and residual values are subject to significant judgment. If these assessments were to change, the timing and amount of our revenue recognized would be impacted.

Loans receivable are classified as held-for-investment based on management’s intent and ability to hold the loans for the foreseeable future or to maturity. We recognize interest income on loans, including the amortization of discounts and premiums, using the interest method applied on a loan-by-loan basis when collectibility of the future payments is reasonably assured. Premiums, discounts and related costs are recognized as yield adjustments over the term of the related loans. If management determined that certain loans should no longer be classified as held for maturity, the timing and amount of our interest income recognized would be impacted.

Loans and DFLs are placed on non-accrual status at such time as management determines that collectibility of contractual amounts is not reasonably assured. While on non-accrual status, loans and DFLs are either accounted for on a cash basis, in which income is recognized only upon receipt of cash, or on a cost-recovery basis, were cash receipts reduce the carrying value of the loan or DFL, based on management’s judgment of collectibility.

Allowances are established for loans and DFLs based upon an estimate of probable losses on an individual basis if they are determined to be impaired. Loans and DFLs are impaired when it is deemed probable that we will be unable to collect all amounts due on a timely basis in accordance with the contractual terms of the loan or lease. Determining the adequacy of the allowance is complex and requires significant judgment by us about the effect of matters that are inherently uncertain. The allowance is based upon our assessment of the borrower’s or lessee’s overall financial condition, resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the net realizable value of any collateral. These estimates consider all available evidence including, as appropriate, the performance of our tenants, operators or borrowers, the present value of the expected future cash flows discounted at the loan’s or DFL’s effective interest rate, the fair value of collateral, general economic conditions and trends, historical and industry loss experience, and other relevant factors. While our assumptions are based in part upon historical data, our estimates may differ from actual results, which could be material to our consolidated financial statements.

Real Estate

We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the relative fair value of each component. The most significant components of our allocations are typically the allocation of fair value to the buildings as-if-vacant, land and in-place leases. In the case of the fair value of buildings and the allocation of value to land and other intangibles, our estimates of the values of these components will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the value of in-place leases, we make our best estimates based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases.

A variety of costs are incurred in the development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes and other costs incurred during the period of development. We consider a construction project as substantially completed and available for occupancy and cease capitalization of costs upon the completion of the related tenant improvements.

Impairment of Long-Lived Assets and Goodwill

We assess the carrying value of our real estate assets and related intangibles (“real estate assets”) when events or changes in circumstances indicate that the carrying amount of the real estate assets may not be recoverable. Recoverability of real estate assets is measured by comparing the carrying amount of the real estate assets to the respective estimated future undiscounted cash flows. The estimated future undiscounted cash flows are calculated utilizing the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. In order to review our real estate assets for recoverability, we consider market conditions, as well as our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the real estate assets is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the real estate asset.

Goodwill is tested for impairment at least annually based on certain qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Potential impairment indicators and qualitative factors include a significant decline in real estate valuations, restructuring plans, current macroeconomic conditions, state of the equity and capital markets or a significant decline in the value of our market capitalization. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we apply the required two-step quantitative approach. The quantitative procedures of the two-step approach (i) compare the fair value of a reporting unit with its carrying amount, including goodwill and, if necessary, (ii) compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the fair value of assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment, if any. We estimate the fair value of the assets and liabilities in the reporting unit through various valuation techniques, including applying capitalization rates to segment net operating income, quoted market values and third-party appraisals, as necessary. The fair value of the reporting unit may also include an allocation of an enterprise value premium that we estimate a third party would be willing to pay for the company.

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

Investments in Unconsolidated Joint Ventures

The initial carrying value of investments in unconsolidated joint ventures is based on the amount paid to purchase the joint venture interest or the carrying value of the assets prior to the sale or contribution of the interests to the joint venture. We evaluate our equity method investments for impairment indicators based upon a comparison of the fair value of the equity method investment to our carrying value. If we determine there is a decline in the fair value of our investment in an unconsolidated joint venture below its carrying value and it is other-than-temporary, an impairment is recorded. The determination of the fair value and as to whether a deficiency in fair value is “other-than-temporary” of investments in unconsolidated joint ventures involves significant judgment. Our estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends, severity and duration of the fair value deficiency, and other relevant factors. Capitalization rates, discount rates and credit spreads utilized in our valuation models are based upon rates that we believe to be within a reasonable range of current market rates for the respective investments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

Income Taxes

As part of the process of preparing our consolidated financial statements, significant management judgment is required to evaluate our compliance with REIT requirements. Our determinations are based on interpretation of tax laws, and our conclusions may have an impact on the income tax expense recognized. Adjustments to income tax expense may be required as a result of: (i) audits conducted by federal, state and local tax authorities, (ii) our ability to qualify as a REIT, (iii) the potential for built-in gain recognition, and (iv) changes in tax laws. Adjustments required in any given period are included within the income tax provision.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for the impact of new accounting standards. There were no accounting pronouncements that were issued, but not yet adopted by us, that we believe will materially impact our consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

We use derivative financial instruments in the normal course of business to mitigate interest rate and foreign currency risk. We do not use derivative financial instruments for speculative or trading purposes. Derivatives are recorded on the consolidated balance sheets at their fair value (see Note 24 to the Consolidated Financial Statements).

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

Interest Rate Risk

At December 31, 2014, we are exposed to market risks related to fluctuations in interest rates primarily on variable rate investments, which have been predominately hedged through interest rate swap contracts.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate investments and variable-rate debt, and assuming no other changes in the outstanding balance as of December 31, 2014, our annual interest expense would increase by approximately $9 million, or $0.02 per common share on a diluted basis.

Foreign Currency Exchange Rate Risk

At December 31, 2014, our exposure to foreign currencies primarily relates to U.K. investments in leased real estate, loan investments, senior unsecured notes and the related GBP denominated cash flows from such investments. Our foreign currency exposure is partially mitigated through the use of GBP denominated borrowings and foreign currency swap contracts.

Market Risk

We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At December 31, 2014, the fair value and carrying value of marketable debt securities were $252 million and $231 million, respectively.

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

The table below summarizes the carrying amounts and fair values of our financial instruments exposed to interest rate risk (dollars in thousands):

	Maturity
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Assets:
Loans receivable (USD)	$17,470 (1)	$79,251	$237,796	$18,715	$553,729	$—	$906,961	$898,522
Weighted average interest rate	14.00%	8.50%	12.29%	8.00%	7.50%	—%	8.98%
Debt securities held to maturity (USD)	$—	$—	$—	$—	$—	$17,370	$17,370	$17,370
Weighted average interest rate	—%	—%	—%	—%	—%	4.43%	4.43%
Debt securities held to maturity (GBP)(3)	$—	$—	$—	$—	$—	$214,072	$214,072	$234,755
Weighted average interest rate	—%	—%	—%	—%	—%	12.25%	12.25%
Liabilities(2):
Variable rate debt:
Line of credit (USD)(4)	$—	$—	$—	$285,000	$—	$—	$285,000	$285,000
Weighted average interest rate	—%	—%	—%	1.37%	—%	—%	1.37%
Line of credit (GBP)(5)	$—	$—	$—	$553,516	$—	$—	$553,516	$553,516
Weighted average interest rate	—%	—%	—%	1.71%	—%	—%	1.71%
Term loan (GBP)(3)	$—	$213,610	$—	$—	$—	$—	$213,610	$213,610
Weighted average interest rate	—%	1.70%	—%	—%	—%	—%	1.70%
Mortgage debt payable (USD)	$8,500	$25,789	$—	$—	$—	$45,610	$79,899	$72,210
Weighted average interest rate	0.38%	1.67%	—%	—%	—%	0.06%	0.61%
Fixed rate debt:
Senior unsecured notes payable (USD)	$400,000	$900,000	$750,000	$600,000	$450,000	$4,550,000	$7,650,000	$8,187,458
Weighted average interest rate	6.57%	5.10%	6.02%	6.82%	3.96%	4.45%	4.95%
Mortgage debt payable (USD)	$12,489	$256,102	$606,492	$4,971	$—	$26,613	$906,667	$935,594
Weighted average interest rate	5.79%	6.54%	5.69%	5.90%	—%	5.87%	5.94%
Interest rate derivatives assets
(liabilities):
Variable rate mortgage debt:
Variable to fixed (USD)	$—	$(1,724)	$—	$—	$—	$(5,939)	$(7,663)	$(7,663)
Weighted average pay rate	—%	5.95%	—%	—%	—%	3.82%	4.30%
Weighted average receive rate	—%	2.49%	—%	—%	—%	1.86%	2.00%
Variable rate 2012 Term Loan:
Variable to fixed (GBP)	$—	$178	$—	$—	$—	$—	$178	$178
Weighted average pay rate	—%	1.81%	—%	—%	—%	—%	1.81%
Weighted average receive rate	—%	1.89%	—%	—%	—%	—%	1.89%

(1)

Effective January 1, 2011, a senior secured loan to Delphis was placed on non-accrual status. For additional information regarding the senior secured loan to Delphis, see Note 7 to the Consolidated Financial Statements.

(2)	Excludes $97 million of other debt that represents life care bonds and demand notes that have no scheduled maturities.
(3)	Represents approximately £137 million translated into U.S. dollars.
(4)	In January 2015, we repaid the outstanding amount under the line of credit (USD) in full with cash on hand and a portion of the proceeds from the 2015 senior unsecured notes issuance.
(5)	Represents approximately £355 million translated into U.S. dollars. In January 2015, we repaid all but £135 million outstanding under the line of credit (GBP) with proceeds from the 2015 Term Loan.

ITEM 8.Financial Statements and Supplementary Data

HCP, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of HCP, Inc.

Irvine, California

We have audited the accompanying consolidated balance sheets of HCP, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HCP, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 10, 2015

HCP, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2014	2013
ASSETS
Real estate:
Buildings and improvements	$10,972,973	$10,544,110
Development costs and construction in progress	275,233	225,869
Land	1,889,438	1,822,862
Accumulated depreciation and amortization	(2,250,757)	(1,965,592)
Net real estate	10,886,887	10,627,249
Net investment in direct financing leases	7,280,334	7,153,399
Loans receivable, net	906,961	366,001
Investments in and advances to unconsolidated joint ventures	605,448	196,576
Accounts receivable, net of allowance of $3,785 and $1,529, respectively	36,339	27,494
Cash and cash equivalents	183,810	300,556
Restricted cash	48,976	37,229
Intangible assets, net	481,013	489,842
Real estate assets held for sale, net	—	9,819
Other assets, net	940,172	867,705
Total assets(1)	$21,369,940	$20,075,870
LIABILITIES AND EQUITY
Bank line of credit	$838,516	$—
Term loan	213,610	226,858
Senior unsecured notes	7,626,194	6,963,375
Mortgage debt	984,431	1,396,485
Other debt	97,022	74,909
Intangible liabilities, net	84,723	98,810
Accounts payable and accrued liabilities	432,934	318,427
Deferred revenue	95,411	65,872
Total liabilities(2)	10,372,841	9,144,736
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 459,746,267 and 456,960,648 shares issued and outstanding, respectively	459,746	456,961
Additional paid-in capital	11,431,987	11,334,041
Cumulative dividends in excess of earnings	(1,132,541)	(1,053,215)
Accumulated other comprehensive loss	(23,895)	(14,487)
Total stockholders’ equity	10,735,297	10,723,300
Joint venture partners	73,214	23,729
Non-managing member unitholders	188,588	184,105
Total noncontrolling interests	261,802	207,834
Total equity	10,997,099	10,931,134
Total liabilities and equity	$21,369,940	$20,075,870

(1)

The Company’s consolidated total assets at December 31, 2014 and 2013 include assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs. Total assets at December 31, 2014 include VIE assets as follows: buildings and improvements $677 million; land $113 million; accumulated depreciation and amortization $111 million; accounts receivable $5 million; cash $42 million; and other assets $23 million. Total assets at December 31, 2013 include other assets of $1 million from VIEs. See Note 21 to the Consolidated Financial Statements for additional details.

(2)

The Company’s consolidated total liabilities at December 31, 2014 and 2013 include liabilities of certain VIEs for which the VIE creditors do not have recourse to HCP, Inc. Total liabilities at December 31, 2014, include accounts payable and accrued liabilities of $34 million and deferred revenue of $12 million from VIEs. Total liabilities at December 31, 2013 include accounts payable and accrued liabilities of $9 million from VIEs. See Note 21 to the Consolidated Financial Statements for additional details.

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental and related revenues	$1,174,256	$1,128,054	$997,767
Tenant recoveries	110,688	100,649	94,626
Resident fees and services	241,965	146,288	139,073
Income from direct financing leases	663,070	636,881	622,073
Interest income	74,491	86,159	24,536
Investment management fee income	1,809	1,847	1,895
Total revenues	2,266,279	2,099,878	1,879,970
Costs and expenses:
Interest expense	439,742	435,252	416,172
Depreciation and amortization	459,995	423,312	353,704
Operating	384,603	298,282	280,716
General and administrative	82,175	103,042	68,414
Acquisition and pursuit costs	17,142	6,191	10,981
Impairments	—	—	7,878
Total costs and expenses	1,383,657	1,266,079	1,137,865
Gain on sales of real estate, net of income taxes	3,288	—	—
Other income, net	7,528	18,216	2,976
Total other income, net	10,816	18,216	2,976
Income before income taxes and equity income from and impairment of unconsolidated joint ventures	893,438	852,015	745,081
Income taxes	(250)	(5,815)	1,654
Equity income from unconsolidated joint ventures	49,570	64,433	54,455
Impairment of investments in unconsolidated joint ventures	(35,913)	—	—
Income from continuing operations	906,845	910,633	801,190
Discontinued operations:
Income before impairment losses and gain on sales of real estate, net of income taxes	1,736	5,879	14,198
Impairment losses on real estate	—	(1,372)	—
Gain on sales of real estate, net of income taxes	28,010	69,866	31,454
Total discontinued operations	29,746	74,373	45,652
Net income	936,591	985,006	846,842
Noncontrolling interests’ share in earnings	(14,358)	(14,169)	(14,302)
Net income attributable to HCP, Inc.	922,233	970,837	832,540
Preferred stock dividends	—	—	(17,006)
Participating securities’ share in earnings	(2,437)	(1,734)	(3,245)
Net income applicable to common shares	$919,796	$969,103	$812,289
Basic earnings per common share:
Continuing operations	$1.94	$1.97	$1.80
Discontinued operations	0.07	0.16	0.10
Net income applicable to common shares	$2.01	$2.13	$1.90
Diluted earnings per common share:
Continuing operations	$1.94	$1.97	$1.80
Discontinued operations	0.06	0.16	0.10
Net income applicable to common shares	$2.00	$2.13	$1.90
Weighted average shares used to calculate earnings per common share:
Basic	458,425	455,002	427,047
Diluted	458,796	455,702	428,316

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$936,591	$985,006	$846,842
Other comprehensive income (loss):
Change in net unrealized gains on securities:
Unrealized gains	13	1,355	7,776
Reclassification adjustment realized in net income	—	(9,131)	—
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses)	2,258	6,435	(3,127)
Reclassification adjustment realized in net income	(1,085)	1,220	387
Change in Supplemental Executive Retirement Plan obligation	(627)	240	(356)
Foreign currency translation adjustment	(9,967)	47	249
Total other comprehensive income (loss)	(9,408)	166	4,929
Total comprehensive income	927,183	985,172	851,771
Total comprehensive income attributable to noncontrolling interests	(14,358)	(14,169)	(14,302)
Total comprehensive income attributable to HCP, Inc.	$912,825	$971,003	$837,469

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share data)

						Cumulative	Accumulated
					Additional	Dividends	Other	Total
	Preferred Stock		Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2012	11,820	$285,173	408,629	$408,629	$9,383,536	$(1,024,274)	$(19,582)	$9,033,482	$187,140	$9,220,622
Net income	—	—	—	—	—	832,540	—	832,540	14,302	846,842
Other comprehensive income	—	—	—	—	—	—	4,929	4,929	—	4,929
Preferred stock redemption	(11,820)	(285,173)	—	—	—	(10,327)	—	(295,500)	—	(295,500)
Issuance of common stock, net	—	—	42,468	42,468	1,739,357	—	—	1,781,825	(25,029)	1,756,796
Repurchase of common stock	—	—	(361)	(361)	(15,271)	—	—	(15,632)	—	(15,632)
Exercise of stock options	—	—	2,455	2,455	49,167	—	—	51,622	—	51,622
Amortization of deferred compensation	—	—	—	—	23,277	—	—	23,277	—	23,277
Preferred dividends	—	—	—	—	—	(6,679)	—	(6,679)	—	(6,679)
Common dividends ($2.00 per share)	—	—	—	—	—	(858,627)	—	(858,627)	—	(858,627)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(15,631)	(15,631)
Noncontrolling interests in acquisitions	—	—	—	—	—	—	—	—	42,734	42,734
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	1,584	1,584
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	(2,560)	(2,560)
December 31, 2012	—	$—	453,191	453,191	11,180,066	(1,067,367)	(14,653)	10,551,237	202,540	10,753,777
Net income			—	—	—	970,837	—	970,837	14,169	985,006
Other comprehensive income			—	—	—	—	166	166	—	166
Issuance of common stock, net			3,136	3,136	107,565	—	—	110,701	(3,683)	107,018
Repurchase of common stock			(242)	(242)	(10,196)	—	—	(10,438)	—	(10,438)
Exercise of stock options			876	876	16,626	—	—	17,502	—	17,502
Amortization of deferred compensation			—	—	39,980	—	—	39,980	—	39,980
Common dividends ($2.10 per share)			—	—	—	(956,685)	—	(956,685)	—	(956,685)
Distributions to noncontrolling interests			—	—	—	—	—	—	(17,664)	(17,664)
Issuance of noncontrolling interests			—	—	—	—	—	—	12,472	12,472
December 31, 2013			456,961	456,961	11,334,041	(1,053,215)	(14,487)	10,723,300	207,834	10,931,134
Net income			—	—	—	922,233	—	922,233	14,358	936,591
Other comprehensive loss			—	—	—	—	(9,408)	(9,408)	—	(9,408)
Issuance of common stock, net			2,939	2,939	89,749	—	—	92,688	(557)	92,131
Repurchase of common stock			(323)	(323)	(12,380)	—	—	(12,703)	—	(12,703)
Exercise of stock options			169	169	4,292	—	—	4,461	—	4,461
Amortization of deferred compensation			—	—	21,885	—	—	21,885	—	21,885
Common dividends ($2.18 per share)			—	—	—	(1,001,559)	—	(1,001,559)	—	(1,001,559)
Distributions to noncontrolling interests			—	—	—	—	—	—	(15,611)	(15,611)
Issuance of noncontrolling interests			—	—	—	—	—	—	57,746	57,746
Purchase of noncontrolling interests			—	—	(5,600)	—	—	(5,600)	(1,968)	(7,568)
December 31, 2014			459,746	$459,746	11,431,987	$(1,132,541)	$(23,895)	$10,735,297	$261,802	$10,997,099

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$936,591	$985,006	$846,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	459,995	423,312	353,704
Discontinued operations	—	5,862	12,808
Amortization of market lease intangibles, net	(949)	(6,646)	(2,232)
Amortization of deferred compensation	21,885	39,980	23,277
Amortization of deferred financing costs, net	19,260	18,541	16,501
Straight-line rents	(41,032)	(39,587)	(47,311)
Loan and direct financing lease interest accretion	(78,286)	(86,314)	(95,444)
Deferred rental revenues	(1,884)	(2,843)	(1,655)
Equity income from unconsolidated joint ventures	(49,570)	(64,433)	(54,455)
Distributions of earnings from unconsolidated joint ventures	5,045	3,989	3,384
Lease termination income, net	(38,001)	—	—
Gain on sales of real estate	(31,298)	(69,866)	(31,454)
Marketable securities and other (gains) losses, net	(2,270)	(10,817)	43
Impairments	35,913	1,372	7,878
Changes in:
Accounts receivable, net	(8,845)	6,656	(7,469)
Other assets	(6,287)	(58,290)	(3,814)
Accounts payable and other accrued liabilities	28,354	3,065	14,267
Net cash provided by operating activities	1,248,621	1,148,987	1,034,870
Cash flows from investing activities:
Cash used to acquire the CCRC unconsolidated joint venture interest, net	(370,186)	—	—
Other acquisitions of real estate	(503,470)	(64,678)	(186,478)
Senior housing portfolio acquisition	—	—	(1,701,410)
Development of real estate	(178,513)	(130,317)	(133,596)
Leasing costs and tenant and capital improvements	(71,734)	(64,557)	(61,440)
Proceeds from sales and pending sales of real estate, net	104,557	95,816	150,943
Contributions to other unconsolidated joint ventures	(2,935)	—	—
Distributions in excess of earnings from unconsolidated joint ventures	2,657	14,102	2,915
Purchases of marketable securities	—	(16,706)	(214,859)
Proceeds from sales of marketable securities	—	28,403	—
Principal repayments on loans receivable and direct financing leases	119,511	263,445	45,046
Investments in loans receivable and other	(600,019)	(322,775)	(218,978)
(Increase) decrease in restricted cash	(11,747)	619	3,705
Net cash used in investing activities	(1,511,879)	(196,648)	(2,314,152)
Cash flows from financing activities:
Net borrowings (repayments) under bank line of credit	845,190	—	(454,000)
Borrowings under term loan	—	—	214,789
Issuance of senior unsecured notes	1,150,000	800,000	1,550,000
Repayments of senior unsecured notes	(487,000)	(550,000)	(250,000)
Issuance of mortgage and other debt	35,445	6,798	—
Repayments of mortgage debt	(447,784)	(302,119)	(155,565)
Deferred financing costs	(16,550)	(7,300)	(27,565)
Preferred stock redemption	—	—	(295,500)
Issuance of common stock and exercise of options	96,592	114,082	1,792,786
Repurchase of common stock	(12,703)	—	—
Dividends paid on common and preferred stock	(1,001,559)	(956,685)	(865,306)
Issuance of noncontrolling interests	4,674	12,472	1,584
Purchase of noncontrolling interests	(5,897)	—	(2,143)
Distributions to noncontrolling interests	(15,611)	(17,664)	(15,631)
Net cash provided by (used in) financing activities	144,797	(900,416)	1,493,449
Effect of foreign exchange on cash and cash equivalents	1,715	960	—
Net increase (decrease) in cash and cash equivalents	(116,746)	52,883	214,167
Cash and cash equivalents, beginning of year	300,556	247,673	33,506
Cash and cash equivalents, end of year	$183,810	$300,556	$247,673

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    Business

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

NOTE 2.    Summary of Significant Accounting Policies

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

The Company is required to continually evaluate its VIE relationships and consolidate these entities when it is determined to be the primary beneficiary of their operations. A VIE is broadly defined as an entity where either (i) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; (ii) substantially all of an entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights, or (iii) the equity investors as a group lack, if any: (a) the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance; (b) the obligation to absorb the expected losses of an entity; or (c) the right to receive the expected residual returns of an entity.

A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors includes, but is not limited to, its form of ownership interest, its representation on the VIE’s governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and its ability to replace the manager of and/or liquidate the entity.

For its investments in joint ventures that are not considered to be VIEs, the Company evaluates the type of ownership rights held by the limited partner(s) that may preclude consolidation in circumstances in which the sole general partner would otherwise consolidate the limited partnership. The assessment of limited partners’ rights and their impact on the presumption of control over a limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership in the limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. The Company similarly evaluates the rights of managing members of limited liability companies.

Revenue Recognition

At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses its terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee, (ii) lessee has a bargain purchase option during or at the end of the lease term, (iii) the lease term is equal to 75% or more of the underlying property’s economic life, or (iv) the present value of future minimum lease payments (excluding executory costs) are equal to 90% or more of the excess estimated fair value (over retained tax credits) of the leased property. If one of the four criteria is met and the minimum lease payments are determined to be reasonably predictable and collectible, the lease arrangement is generally accounted for as a direct financing lease (“DFL”).

The Company utilizes the direct finance method of accounting to record income from DFLs. For leases accounted for as DFLs, the net investment in the DFL represents receivables for the sum of minimum lease payments receivable and the estimated residual values of the leased properties, less the unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield when collectibility of the lease payments is reasonably assured.

The Company recognizes rental revenue for operating lease arrangements when the tenant has taken possession or controls the physical use of a leased asset; the tenant is not considered to have taken physical possession or have control of the physical leased asset until the Company owned tenant improvements are substantially completed. If a lease arrangement provides for tenant improvements, the Company determines whether the tenant improvements are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, any tenant improvements funded by the tenant are treated as lease payments which are deferred and amortized into income over the lease term. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Ownership of tenant improvements is determined based on various factors including, but not limited to, the following criteria:

•	lease stipulations of how and on what a tenant improvement allowance may be spent;
•	which party to the arrangement retains legal title to the tenant improvements upon lease expiration;
•	whether the tenant improvements are unique to the tenant or general purpose in nature; and
•	if the tenant improvements are expected to have significant residual value at the end of the lease term.

Certain leases provide for additional rents that are contingent upon a percentage of the facility’s revenue in excess of specified base amounts or other thresholds. Such revenue is recognized when actual results reported by the tenant, or estimates of tenant results, exceed the base amount or other thresholds, and only after any contingency has been removed (when the related thresholds are achieved). This may result in the recognition of rental revenue in periods subsequent to when such payments are received.

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

For operating leases with minimum scheduled rent increases, the Company recognizes income on a straight‑line basis over the lease term when collectibility is reasonably assured. Recognizing rental income on a straight‑line basis results in a difference in the timing of revenue amounts from what is contractually due from tenants. If the Company determines that collectibility of straight‑line rents is not reasonably assured, future revenue recognition is limited to amounts contractually owed and paid, and, when appropriate, an allowance for estimated losses is established.

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

Allowance for Doubtful Accounts

The Company evaluates the liquidity and creditworthiness of its tenants, operators and borrowers on a monthly and quarterly basis. The Company’s evaluation considers industry and economic conditions, individual and portfolio property performance, credit enhancements, liquidity and other factors. The Company’s tenants, borrowers and operators furnish property, portfolio and guarantor/operator-level financial statements, among other information, on a monthly or quarterly basis; the Company utilizes this financial information to calculate the lease or debt service coverages that it uses as a primary credit quality indicator. Lease and debt service coverage information is evaluated together with other property, portfolio and operator performance information, including revenue, expense, net operating income, occupancy, rental rate, reimbursement trends, capital expenditures and EBITDA (defined as earnings before interest, tax, and depreciation and amortization), along with other liquidity measures. The Company evaluates, on a monthly basis or immediately upon a significant change in circumstances, its tenants’, operators’ and borrowers’ ability to service their obligations with the Company.

The Company maintains an allowance for doubtful accounts for straight-line rent receivables resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease.

Upon the occurence of a significant event and in connection with the Company’s quarterly loans receivable and DFLs (collectively, “Finance Receivables”) review process, Finance Receivables are reviewed and assigned an internal rating of Performing, Watch List or Workout. Finance Receivables that are deemed Performing meet all present contractual obligations, and collection and timing of all amounts owed is reasonably assured. Watch List Finance Receivables meet all present contractual obligations; however, the timing and/or collection of all amounts owed may not be reasonably assured. Workout Finance Receivables are defined as Finance Receivables where the Company has determined, based on current information and events, that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement.

Finance Receivables are placed on nonaccrual status when management determines that the collectibility of contractual amounts is not reasonably assured. If the ultimate collectibility of any recorded principal Finance Receivable balance is in doubt, the cost recovery method is used, and cash collected is applied to first reduce the carrying value of the Finance Receivable. Otherwise, the cash basis method is used. Generally, the Company returns a Finance Receivable to accrual status when all delinquent payments become current under the terms of the loan or lease agreements and collectibility of remaining loan or lease payments is no longer in doubt.

Allowances are established for Finance Receivables on an individual basis based upon an estimate of probable losses, if they are determined to be impaired. Finance Receivables are impaired when it is deemed probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan or lease. An allowance is based upon the Company’s assessment of the borrower’s or lessee’s overall financial condition, economic resources, payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the net realizable value of any collateral. These estimates consider all available evidence, including the expected future cash flows discounted at the Finance Receivable’s effective interest rate, fair value of collateral, general economic conditions and trends, historical and industry loss experience, and other relevant factors, as appropriate.

Real Estate

The Company’s real estate assets, consisting of land, buildings and improvements are recorded at their fair value at the time of acquisition and/or consolidation. Any assumed liabilities, other acquired tangible assets or identifiable intangibles are also recorded at their fair value. The Company assesses fair value based on available market information, such as capitalization and discount rates, sale transaction comparables and relevant per square foot or unit cost information. A real estate asset’s fair value may be determined utilizing cash flow projections that incorporate appropriate discount and/or capitalization rates or other available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, as well as market and economic conditions. The fair value of tangible assets of an acquired property is based on the value of the property as if it is vacant. Transaction costs related to acquisitions of businesses, including properties, are expensed as incurred.

The Company records acquired “above and below market” leases at their fair value using discount rates which reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the extended term for any leases with bargain renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each property and the respective tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at estimated market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions and expected trends. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related costs.

The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the development or construction of a real estate asset. The Company capitalizes construction and development costs while substantive activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of Company owned tenant improvements, but no later than one year from cessation of significant construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as incurred. For redevelopment of existing operating properties, the Company capitalizes certain costs based on the net carrying value of the existing property under redevelopment plus the cost for the construction and improvement incurred in connection with the redevelopment. Costs previously capitalized related to abandoned developments/redevelopments are charged to earnings. Expenditures for repairs and maintenance are expensed as incurred. The Company considers costs incurred in conjunction with re-leasing properties, including tenant improvements and lease commissions, to represent the acquisition of productive assets and, accordingly, such costs are reflected as investing activities in the Company’s consolidated statement of cash flows.

The Company computes depreciation on properties using the straight-line method over the assets’ estimated useful life. Depreciation is discontinued when a property is identified as held for sale. Buildings and improvements are depreciated over useful lives ranging up to 60 years. Market lease intangibles are amortized primarily to revenue over the remaining noncancellable lease terms and bargain renewal periods, if any. In-place lease intangibles are amortized to expense over the remaining noncancellable lease term and bargain renewal periods, if any.

Impairment of Long-Lived Assets and Goodwill

The Company assesses the carrying value of real estate assets and related intangibles (“real estate assets”) when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company tests its real estate assets for impairment by comparing the sum of the expected future undiscounted cash flows to the carrying value of the real estate assets. The estimated future undiscounted cash flows are calculated utilizing the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If the carrying value exceeds the expected future undiscounted cash flows, an impairment loss will be recognized to the extent that the carrying value of the real estate assets is greater than its fair value.

Goodwill is tested for impairment at least annually based on certain qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Potential impairment indicators and qualitative factors include a significant decline in real estate values, restructuring plans, current macroeconomic conditions, state of the equity and capital markets or a significant decline in the value of the Company’s market capitalization. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company applies the required two-step quantitative approach. The quantitative procedures of the two-step approach (i) compare the fair value of a reporting unit with its carrying amount, including goodwill, and, if necessary, (ii) compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the fair value of assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment, if any. The Company has selected the fourth quarter of each fiscal year to perform its annual impairment test.

Assets Held for Sale and Discontinued Operations

Prior to the Company’s adoption of Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), a discontinued operation was a component of an entity that had either been disposed of or was deemed to be held for sale and, (i) the operations and cash flows of the component had been or was to be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity was not to have any significant continuing involvement in the operations of the component after the disposal transaction. Accordingly, certain long-lived assets were classified as held for sale and reported at the lower of their carrying value or their fair value less costs to sell and were no longer depreciated. Subsequent to the Company’s adoption of ASU 2014-08 on April 1, 2014, a discontinued operation must further represent that a disposal is a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.

Investments in Unconsolidated Joint Ventures

Investments in entities which the Company does not consolidate but has the ability to exercise significant influence over operating and financial policies are reported under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or losses is included in the Company’s consolidated results of operations.

The initial carrying value of investments in unconsolidated joint ventures is based on the amount paid to purchase the joint venture interest or the fair value of the assets prior to the sale of interests in the joint venture. To the extent that the Company’s cost basis is different from the basis reflected at the joint venture level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in the Company’s share of equity in earnings of the joint venture. The Company evaluates its equity method investments for impairment based upon a comparison of the fair value of the equity method investment to its carrying value. When the Company determines a decline in the fair value of an investment in an unconsolidated joint venture below its carrying value is other-than-temporary, an impairment is recorded. The Company recognizes gains on the sale of interests in joint ventures to the extent the economic substance of the transaction is a sale.

The Company’s fair values for its equity method investments are based on discounted cash flow models that include all estimated cash inflows and outflows over a specified holding period and, where applicable, any estimated debt premiums or discounts. Capitalization rates, discount rates and credit spreads utilized in these models are based upon assumptions that the Company believes to be within a reasonable range of current market rates for the respective investments.

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

The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the consolidated balance sheets at their fair value. Changes in the fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated in qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss), whereas the change in fair value of the ineffective portion is recognized in earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized obligations or assets in the consolidated balance sheets. The Company also assesses and documents, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, the Company discontinues hedge accounting prospectively and records the appropriate adjustment to earnings based on the current fair value of the derivative.

Income Taxes

HCP, Inc. elected REIT status and believes it has always operated so as to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, HCP, Inc. will not be subject to U.S. federal income tax, provided that it continues to qualify as a REIT and makes distributions to stockholders equal to or in excess of its taxable income. In addition, the Company has formed several consolidated subsidiaries, which have elected REIT status. HCP, Inc. and its consolidated REIT subsidiaries are each subject to the REIT qualification requirements under the Code. If any REIT fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates and may be ineligible to qualify as a REIT for four subsequent tax years.

HCP, Inc. and its consolidated REIT subsidiaries are subject to state and local income taxes in some jurisdictions, and in certain circumstances each REIT may also be subject to federal excise taxes on undistributed income. In addition, certain activities that the Company undertakes may be conducted by entities which have elected to be treated as taxable REIT subsidiaries (“TRSs”). TRSs are subject to both federal and state income taxes. The Company recognizes tax penalties relating to unrecognized tax benefits as additional income tax expense. Interest relating to unrecognized tax benefits is recognized as interest expense.

Marketable Securities

The Company classifies its marketable equity securities as available‑for‑sale. These securities are carried at their fair value with unrealized gains and losses recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Gains or losses on securities sold are determined based on the specific identification method. The Company classifies its marketable debt securities as held‑to‑maturity, because the Company has the positive intent and ability to hold the securities to maturity. Held‑to‑maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. When the Company determines declines in fair value of marketable securities are other‑than‑temporary, a loss is recognized in earnings.

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

Noncontrolling Interests

The Company reports arrangements with noncontrolling interests as a component of equity separate from the parent’s equity. The Company accounts for purchases or sales of equity interests that do not result in a change in control as equity transactions. In addition, net income attributable to the noncontrolling interest is included in net income on the consolidated statements of income and, upon a gain or loss of control, the interest purchased or sold, as well as any interest retained, is recorded at its fair value with any gain or loss recognized in earnings.

The Company consolidates non-managing member limited liability companies (“DownREITs”) because it exercises control, and the noncontrolling interests in these entities are carried at cost. The non-managing member LLC units (“DownREIT units”) are exchangeable for an amount of cash approximating the then-current market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company’s common stock, the carrying amount of the DownREIT units is reclassified to stockholders’ equity.

Foreign Currency Translation and Transactions

Assets and liabilities denominated in foreign currencies that are translated into U.S. dollars use exchange rates in effect at the end of the period, and revenues and expenses denominated in foreign currencies that are translated into U.S. dollars use average rates of exchange in effect during the related period. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss), a component of stockholders’ equity on the consolidated balance sheets. Gains or losses resulting from foreign currency transactions are translated into U.S. dollars at the rates of exchange prevailing at the dates of the transactions. The effects of transaction gains or losses are included in other income, net in the consolidated statements of income.

Life Care Bonds Payable

Certain of the Company’s continuing care retirement communities (“CCRCs”) issue non-interest bearing life care bonds payable to certain residents of the CCRCs. Generally, the bonds are refundable to the resident or to the resident’s estate upon termination or cancellation of the CCRC agreement or upon the successful resale of the unit. Proceeds from the issuance of new bonds are used to retire existing bonds, and since the maturity of the obligations for the facilities is not determinable, no interest is imputed. These amounts are included in other debt in the Company’s consolidated balance sheets.

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

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads and/or market capitalization rates. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or Level 3 even though there may be some significant inputs that are readily observable. Internal fair value models and techniques used by the Company include discounted cash flow and Black-Scholes valuation models. The Company also considers its counterparty’s and own credit risk on derivatives and other liabilities measured at their fair value. The Company has elected the mid-market pricing expedient when determining fair value.

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

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-1, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company early adopted ASU 2015-01 as of December 31, 2014; the adoption of ASU 2015-01 did not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (“ASU 2014-16”). ASU 2014-16 clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features—including the embedded derivative feature being evaluated for bifurcation—in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. ASU 2014-16 is effective for fiscal years and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company early adopted ASU 2014-16 as of December 31, 2014; the adoption of ASU 2014-16 did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This update changes the guidance for recognizing revenue. ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To recognize revenue, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract; (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company is evaluating the impact of the adoption of ASU 2014-09 on January 1, 2017 to its consolidated financial position and results of operations.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update changes the requirements for reporting and the definition of discontinued operations. Based on the current revisions, the disposal of a component of an entity, or a group of components of an entity, is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when certain defined criteria are met. ASU 2014-08 is effective for fiscal years and interim periods beginning after December 15, 2014 and shall be applied prospectively. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. On April 1, 2014, the Company early adopted ASU 2014-08; the adoption of ASU 2014-08 did not have a material impact on the Company’s consolidated financial position or results of operations.

Reclassifications

Certain amounts in the Company’s consolidated financial statements have been reclassified for prior periods to conform to the current period presentation. As a result of the Company’s increasing transaction volume, “acquisition and pursuit costs” are separately presented on the consolidated income statements from “general and administrative expenses.”

NOTE 3.     Brookdale Lease Amendments and Terminations and the Formation of Two RIDEA Joint Ventures (“Brookdale Transaction”)

On July 31, 2014, Brookdale Senior Living (“Brookdale”) completed its acquisition of Emeritus Corporation (“Emeritus”). On August 29, 2014, the Company and Brookdale completed a multiple-element transaction with three major components:

•

amended existing lease agreements on 153 HCP-owned senior housing communities previously leased and operated by Emeritus, that included the termination of embedded purchase options in leases relating to 30 properties and future rent reductions;

•

terminated existing lease agreements on 49 HCP-owned senior housing properties previously leased and operated by Emeritus, that included the termination of embedded purchase options in these leases relating to 19 properties. At closing, the Company contributed 48 of these properties to a newly formed consolidated partnership that is operated under a structure permitted by the Housing and Economic Recovery Act of 2008 (commonly referred to as “RIDEA”) (“RIDEA Subsidiaries”); the 49th property was contributed on January 1, 2015. Brookdale owns a 20% noncontrolling equity interest in the RIDEA Subsidiaries and manages the facilities on behalf of the partnership; and

•

entered into new unconsolidated joint ventures that own 14 campuses of continuing care retirement communities (“CCRC”) in a RIDEA structure (collectively, the “CCRC JV”) with the Company owning a 49% equity interest and Brookdale owning a 51% equity interest. Brookdale manages these communities on behalf of this partnership.

Leases Amended on 153 Properties (“NNN Lease Restructuring”)

The Company and Brookdale entered into amended and restated triple-net master leases for 153 properties formerly leased to Emeritus. As part of the lease amendments, Brookdale forfeited purchase option rights related to 30 of these properties. The master leases have weighted average initial terms of 15 years, with two extension options that average 10 years each. While the total base rent for 2014 remained unchanged, these leases provide for reduced escalators beginning in 2015 compared to those which were in-place; the leases contain reduced rent payments of $6.5 million in 2016 and $7.5 million each subsequent year thereafter. All obligations under the amended and restated leases are guaranteed by Brookdale. In addition, the new leases include a purchase option in favor of Brookdale that was exercised with eight communities sold in January 2015 for $51 million in proceeds; one community is pending sale in March 2015 for $9 million.

Effectively, the Company paid consideration of $129 million to terminate the existing purchase options and received consideration of: (i) $76 million for lower rent payments and escalators discussed above and (ii) $53 million to settle the amount that the Company owed to Brookdale for the RIDEA Subsidiaries transaction discussed below. See the Fair Value Measurement Techniques and Quantitative Information section below for additional information.

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

Lease Terminations of 49 Properties that were contributed to a RIDEA Structure (RIDEA Subsidiaries)

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

As consideration for the net value of $108 million for the terminated leases and the $47 million sale to Brookdale of the 20% noncontrolling interest in the RIDEA Subsidiaries, the Company received the following: (i) a $34 million short-term receivable recorded in other assets; (ii) a $68 million note from Brookdale (the “Brookdale Receivable”) recorded in loans receivable (see Note 7) that was repaid in November 2014; and (iii) an effective offset for the $53 million associated with the additional consideration owed by the Company to Brookdale for the NNN Lease Restructuring transaction discussed above. The fair values of the short-term receivable and Brookdale Receivable were estimated based on similar instruments available in the marketplace and are considered to be Level 2 measurements within the fair value hierarchy.

As a result of terminating these leases, the Company recognized a net gain of $38 million consisting of: (i) $108 million gain based on the fair value of the net consideration received; less (ii) $70 million to write-off the direct leasing costs and straight-line rent receivables related to the former in-place leases.

The Company has identified the SH PropCo and SH OpCo entities as VIEs (see Note 21 for additional information).

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

At closing, Brookdale contributed eight of its owned campuses; the Company contributed two campuses previously leased to Brookdale valued at $162 million (carrying value of $92 million) and $370 million of cash (includes amounts used to fund the purchase of properties and working capital), which was primarily used to acquire four additional campuses from third parties. At closing, the CCRC JV campuses were encumbered by $569 million of mortgage and entrance fee obligations.

The Company has identified the CCRC OpCo entity as a VIE (see Note 21 for additional information).

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

A summary of the quantitative information about fair value measurements for the NNN Lease Restructuring and RIDEA Subsidiaries transactions follows (dollars in thousands):

	Fair Value	Valuation Technique(s)	Valuation Inputs	Input Average or Range
NNN Lease Restructuring
Rental payment concessions by HCP	$76,000	Discounted Cash Flow	NNN Rent Coverage Ratio	1.20x
(benefiting Brookdale)			NNN Rent Growth Rate	3.0%
			Discount Rate	8.00%-8.50%
Forfeited purchase options by	$(129,000)	Discounted Cash Flow	Capitalization Rates	7.50%-9.25%
Brookdale (benefiting HCP)			Discount Rate	10.50%-11.00%
			Exercise Probability	100.00%
RIDEA Subsidiaries
Forfeited rental payments by HCP	$131,000	Discounted Cash Flow	NNN Rent Coverage Ratio	1.20x
(benefiting Brookdale)			NNN Rent Growth Rate	3.0%
			EBITDAR Growth Rate	5.5%
			Discount Rate	8.00%-11.00%
Forfeited purchase options by	$(23,000)	Discounted Cash Flow	Capitalization Rates	7.50%-9.25%
Brookdale (benefiting HCP)			Discount Rate	10.50%-11.00%
			Exercise Probability	100.00%

In determining which valuation technique the Company would utilize to calculate fair value for the multiple elements of this transaction, the Company considered the market approach and obtained published investor survey and sales transaction data, where available. The information obtained was consistent with the valuation inputs and assumptions used by the Company in the discounted cash flow approach that was applied to this transaction. Investor survey and sales transaction data reviewed for similar transactions in similar marketplaces, included, but were not limited to, sales price per unit, rent coverage ratios, rental rate growth as well as capitalization and discount rates.

Rental Payment Concessions.  The fair value of the rental payment concessions related to the NNN Lease Restructuring Transaction was determined as the present value of the difference between (i) the remaining contractual rental payments of the in-place leases, limited to first purchase option date, where available; thereafter market rents to complete the initial lease term of the amended Brookdale leases and (ii) the contractual rental payments under the amended Brookdale leases.

The fair value of the forfeited rental payments related to the RIDEA Subsidiaries transaction was calculated as the present value of the difference between (i) the remaining contractual rental payments of the terminated in-place leases, limited to first purchase option date, where available and (ii) the forecasted cash flows of the facility-level operating results of the RIDEA Subsidiaries.

Forfeited Purchase Option Rights.  The fair value of the forfeited purchase option rights was determined as the present value of the difference between (i) the fair value of the underlying property as of the initial exercise date and (ii) the exercise price for purchase option rights as defined in the lease agreement. To determine the fair value of the underlying property as of the initial exercise date, the Company utilized a cash flow model that incorporated growth rates to forecast the underlying property’s operating results and applied capitalization rates to establish its expected fair value.  The Company utilized an appropriate risk-adjusted discount rate to estimate the present value as of the closing date of the transaction.

NOTE 4.    Other Real Estate Property Investments

Senior Housing Portfolio Acquisition

During the fourth quarter of 2012 and first quarter of 2013, the Company acquired 133 senior housing communities for $1.74 billion from a joint venture between Emeritus and Blackstone Real Estate Partners VI, an affiliate of the Blackstone Group (the “Blackstone JV”). Located in 29 states, the portfolio encompasses a diversified care mix of 61% assisted living, 25% independent living, 13% memory care and 1% skilled nursing based on units. Based on operating performance at closing, the 133 communities consisted of 99 that were stabilized and 34 that were in lease-up. The transaction closed in two stages: (i) 129 senior housing facilities during the fourth quarter of 2012 for $1.7 billion; and (ii) four senior housing facilities during the first quarter of 2013 for $38 million. The Company paid $1.73 billion in cash consideration and assumed $13 million of mortgage debt to acquire: (i) real estate with a fair value of $1.57 billion, (ii) intangible assets with a fair value of $174 million; and (iii) assumed intangible liabilities with a fair value of $4 million. The lease-up intangibles assets recognized were attributable to the value of the acquired underlying operating resident leases of the senior housing communities that were stabilized or nearly stabilized (e.g., resident occupancy above 80%).

Emeritus operated the 133 communities pursuant to triple-net master leases, which as part of the Brookdale Transaction were either amended or terminated under the NNN Lease Restructuring or the RIDEA Subsidiaries lease termination (see Note 3). From the 2012 acquisition dates to December 31, 2012, the Company recognized revenues and income of $22 million and $14 million, respectively, related to its acquisition of the 129 senior housing communities.

Pro Forma Results of Operations

The following unaudited pro forma consolidated results of operations assume that the Blackstone JV acquisition was completed as of January 1, 2012 (in thousands, except per share amounts):

December 31, 2012
Revenues	$1,966,303
Net income	870,802
Net income applicable to HCP, Inc.	856,500
Basic earnings per common share	$1.88
Diluted earnings per common share	1.88

Other Real Estate Acquisitions

A summary of other real estate acquisitions for the year ended December 31, 2014 follows (in thousands):

	Consideration				Assets Acquired
		Debt and Other
		Liabilities	Noncontrolling			Net
Acquisitions	Cash Paid	Assumed	Interest		Real Estate	Intangibles
Senior housing(1)	$233,797	$3,351	$6,321	(2)	$215,255	28,214
Life science	43,500	250	—		41,281	2,469
Medical office	226,173	33,677	—		226,510	33,340
	$503,470	$37,278	$6,321		$483,046	$64,023

(1)	Includes the acquisition of a $147 million (£88 million) portfolio of 23 care homes in the United Kingdom (“U.K.”).
(2)	Includes $5 million of non-managing member limited liability company units.

In addition to the Blackstone JV acquisition (discussed above), during the year ended December 31, 2013, the Company acquired a senior housing facility for $18 million, exercised its purchase option for a senior housing facility it previously leased for $16 million and acquired 38 acres of land to be developed for use in the post-acute/skilled nursing segment for $400,000.

During the years ended December 31, 2014 and 2013, the Company funded an aggregate of $273 million and $173 million, respectively, for construction, tenant and other capital improvement projects, primarily in its life science, medical office and senior housing segments.

NOTE 5.    Dispositions of Real Estate and Discontinued Operations

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

During the year ended December 31, 2014, the Company sold the following: (i) two post-acute/skilled nursing facilities for $22 million, (ii) a hospital for $17 million, (iii) a senior housing facility for $16 million and (iii) a medical office building (“MOB”) for $145,000.

During the year ended December 31, 2013, the Company sold the following: (i) eight post-acute/skilled nursing facilities for $68 million, (ii) two senior housing facilities for $22 million and (iii) two MOBs for $6 million. In addition, in September 2013, the Company sold a 62-bed hospital located in Greenfield, Wisconsin in exchange for a 60-bed hospital located in Webster, Texas and recognized a gain of $8 million based on the fair value of the hospital acquired in excess of the carrying value of the hospital sold.

The Company separately presented as discontinued operations the results of operations for all consolidated assets disposed of and all properties held for sale, if any, prior to the adoption of ASU 2014-08 on April 1, 2014. The amounts included in discontinued operations, for the year ended December 31, 2014 represent the activity for properties sold prior to the adoption date. No properties sold subsequent to the adoption date met the new criteria for reporting discontinued operations (see Note 2).

At December 31, 2013, one hospital and two post-acute/skilled nursing facilities were classified as held for sale, with a carrying value of $10 million. The following table summarizes income from discontinued operations, impairments and gain on sales of real estate included in discontinued operations (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Rental and related revenues	$1,810	$16,649	$33,777
Depreciation and amortization expenses	—	5,862	12,808
Operating expenses	54	3,929	3,304
Other expense, net	20	979	3,467
Income before impairments and gain on sales of real estate, net of income taxes	$1,736	$5,879	$14,198
Impairments	$—	$1,372	$—
Gain on sales of real estate, net of income taxes	$28,010	$69,866	$31,454
Number of properties included in discontinued operations	3	16	20

NOTE 6.    Net Investment in Direct Financing Leases

The components of net investment in DFLs consisted of the following (dollars in thousands):

	December 31,
	2014	2013
Minimum lease payments receivable	$24,182,525	$24,808,386
Estimated residual values	4,126,426	4,134,405
Less unearned income	(21,028,617)	(21,789,392)
Net investment in direct financing leases	$7,280,334	$7,153,399
Properties subject to direct financing leases	363	364

The minimum lease payments receivable are primarily attributable to HCR ManorCare, Inc. (“HCRMC”) ($23.0 billion and $23.5 billion at December 31, 2014 and 2013, respectively). The triple-net master lease with HCRMC provides for annual rent of $524 million beginning April 1, 2014 (prior to April 1, 2014, annual rent was $506 million). The rent increases by 3.5% per year over the next two years and by a minimum of 3% for the remaining portion of the initial lease term. The properties are grouped into four pools, and HCRMC has extension options for each pool with rent increased for the first year of the extension option to the greater of fair market rent or a 3% increase over the rent for the prior year. Including the extension options, which the Company determined at inception to be bargain renewal options, the four leased pools had total initial terms ranging from 23 to 35 years. See Notes 8 and 17 for additional discussion on the Company’s 9.4% equity interest in HCRMC and related December 2014 impairment charge.

During the year ended December 31, 2014, the Company received a $13 million payoff from the HCRMC proceeds of the sale of a post-acute/skilled nursing facility that collateralized this DFL.

During the year ended December 31, 2013, the Company reached an agreement with Tenet Healthcare Corporation to modify and extend three acute care hospital leases. The leases were extended at then-current rent levels and contain annual CPI-based escalators under staggered terms from three to eight years with purchase options exercisable for a fixed price at the end of each term. As a result of these lease modifications, the Company reassessed the classification of the leases and accounted for the lease agreements as DFLs.

The following table summarizes the Company’s internal ratings for net investment in DFLs at December 31, 2014 (dollars in thousands):

	Carrying	Percentage of	Internal Ratings
Investment Type	Amount	DFL Portfolio	Performing DFLs	Watch List DFLs	Workout DFLs
Senior housing	$1,497,136	20	$1,127,043	$370,093	$—
Post-acute/skilled nursing	5,659,307	78	5,659,307	—	—
Hospital	123,891	2	123,891	—	—
	$7,280,334	100	$6,910,241	$370,093	$—

Beginning September 30, 2013, the Company placed a 14-property senior housing DFL (the “DFL Portfolio”) on non-accrual status. The Company determined that the collection of all rental payments was and continues to be no longer reasonably assured; therefore, rental revenue for the DFL Portfolio has been recognized on a cash basis. The Company re-assessed the DFL Portfolio for impairment on December 31, 2014 and determined that the DFL Portfolio was not impaired based on its belief that: (i) it was not probable that it will not collect all of the rental payments under the terms of the lease; and (ii) the fair value of the underlying collateral exceeded the DFL Portfolio’s $370 million carrying amount. The fair value of the DFL Portfolio was estimated based on a discounted cash flow model, the inputs to which are considered to be a Level 3 measurement within the fair value hierarchy. Inputs to this valuation model include real estate capitalization rates, industry growth rates and operating margins, some of which influence the Company’s expectation of future cash flows from the DFL Portfolio and, accordingly, the fair value of its investment. During the years ended December 31, 2014, 2013 and 2012, the Company recognized DFL income of $19 million, $24 million and $28 million, respectively, and received cash payments each year of $24 million from the DFL Portfolio. The carrying value of the DFL Portfolio was $370 million and $374 million at December 31, 2014 and 2013, respectively.

Certain leases contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the properties at the end of the lease terms.

Future minimum lease payments contractually due under DFLs at December 31, 2014, were as follows (in thousands):

Year	Amount
2015	$614,886
2016	625,637
2017	637,666
2018	655,121
2019	674,206
Thereafter	20,975,009
$24,182,525

NOTE 7.    Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	December 31,
	2014			2013
	Real Estate	Other		Real Estate	Other
	Secured	Secured	Total	Secured	Secured	Total
Mezzanine	$—	$799,064	$799,064	$—	$234,455	$234,455
Other	135,363	—	135,363	147,669	—	147,669
Unamortized discounts, fees and costs	—	(14,056)	(14,056)	—	(2,713)	(2,713)
Allowance for loan losses	—	(13,410)	(13,410)	—	(13,410)	(13,410)
	$135,363	$771,598	$906,961	$147,669	$218,332	$366,001

The following table summarizes the Company’s internal ratings for loans receivable at December 31, 2014 (dollars in thousands):

		Percentage	Internal Ratings
	Carrying	of Loan	Performing	Watch List	Workout
Investment Type	Amount	Portfolio	Loans	Loans	Loans
Real estate secured	$135,363	15	$135,363	$—	$—
Other secured	771,598	85	754,128	—	17,470
	$906,961	100	$889,491	$—	$17,470

Real Estate Secured Loans

Following is a summary of loans receivable secured by real estate at December 31, 2014 (dollars in thousands):

Final	Number
Maturity	of			Principal	Carrying
Date	Loans		Payment Terms	Amount	Amount
2016	4		aggregate monthly interest-only payments, accrues interest at 8.5%, and secured by four senior housing facilities in Maryland, Pennsylvania, Tennessee and Texas	$75,143	$79,251
2017	2		aggregate monthly interest-only payments, accrues interest at 8.5%, and secured by two senior housing facilities in New Jersey and Pennsylvania	36,875	37,397
2018	1		monthly interest-only payments, accrues interest at 8.00% and secured by a senior housing facility in Pennsylvania	17,914	18,715
	7	(1)		$129,932	$135,363

(1)	Represents commitments to fund an aggregate of $141 million for seven development projects that are at or near completion as of December 31, 2014.

At December 31, 2014, future contractual principal payments to be received on loans receivable secured by real estate are $75 million in 2016, $37 million in 2017 and $18 million in 2018.

Other Secured Loans

U.K. Loan Facility.    In November 2014, the Company was the lead investor in the financing for Formation Capital and Safanad’s acquisition of NHP, a company that, at closing, owned 273 nursing and residential care homes representing over 12,500 beds in the U.K. principally operated by HC-One. The Company provided a loan facility (the “U.K. Loan Facility”), secured by substantially all of NHP’s assets, totaling £395 million, with £363 million ($574 million) drawn at closing. The U.K. Loan Facility has a five-year term and was funded by a £355 million draw on the Company’s revolving line of credit facility that is discussed in Note 11.

Brookdale Receivable.    In conjunction with the Brookdale Transaction, on August 29, 2014, the Company provided a $68 million interest-only loan, which was repaid in full in November 2014. See additional information regarding the Brookdale Transaction in Note 3.

Barchester Loan.  On May 2, 2013, the Company acquired £121 million of subordinated debt at a discount for £109 million ($170 million). The loans were secured by an interest in facilities leased and operated by Barchester Healthcare (“Barchester”). On September 6, 2013, the Company received £129 million ($202 million) for the par payoff of these debt investments, recognizing interest income of $24 million for the related unamortized loan discounts.

Tandem Health Care Loan.  On July 31, 2012, the Company closed a mezzanine loan facility to lend up to $205 million to Tandem Health Care (“Tandem”), as part of the recapitalization of a post-acute/skilled nursing portfolio. At closing, this loan was subordinate to $400 million in senior mortgage debt and $137 million in other senior mezzanine debt. The Company funded $100 million (the “First Tranche”) at closing and funded an additional $102 million (the “Second Tranche”) in June 2013. The Second Tranche was used by Tandem to repay a portion of the senior mezzanine debt. At December 31, 2014, the loans were subordinate to $437 million of senior mortgage debt. The loans bear interest at fixed rates of 12% and 14% per annum for the First and Second Tranches, respectively. This loan facility matures in October 2017, is prepayable at the borrower’s option and is secured by real estate partnership interests. The loans are subject to  prepayment premiums if repaid on or before the third anniversary from the First Tranche closing date.

Delphis Operations, L.P. Loan.  The Company holds a secured term loan made to Delphis Operations, L.P. (“Delphis” or the “Borrower”) that is collateralized by all of the assets of the Borrower. The Borrower’s collateral is comprised primarily of interests in partnerships operating surgical facilities, of which one partnership leases a property owned by the Company. The Company has previously determined that the loan was impaired and placed the loan on cost-recovery status; accrual of interest income is suspended, and any payments received from the Borrower have been applied to reduce the recorded investment in this loan.

As part of a March 2012 agreement (the “2012 Agreement”) between Delphis, certain past and current principals of Delphis and the Cirrus Group, LLC (the “Guarantors”), and the Company, the Company agreed, among other things, to allow the distribution of $1.5 million to certain of the Guarantors from funds generated from sales of assets that were pledged as additional collateral for this loan. Further, the Company agreed to provide financial incentives to the Borrower regarding the liquidation of the primary collateral assets for this loan.

Pursuant to the 2012 Agreement, the Company has subsequently received cash and other consideration from the Guarantors and net proceeds from the sales of primary collateral assets, which proceeds, together with the cash payments and other consideration, were applied to reduce the carrying value of this loan. During the years ended December 31, 2014, 2013 and 2012, the Company received cash payments of $1 million, $13 million and $43 million, respectively. The carrying value of the loan, net of an allowance for loan losses, was $17 million and $18 million at December 31, 2014 and 2013, respectively. At December 31, 2014, 2013 and 2012 the allowance related to the Company’s senior secured loan to Delphis was $13 million with no additional allowances recognized in any of the three years ended December 31, 2014. At December 31, 2014, the Company believes the fair value of the collateral supporting this loan is in excess of the loan’s carrying value.

NOTE 8.    Investments in and Advances to Unconsolidated Joint Ventures

On August 29, 2014, as part of the Brookdale Transaction discussed in Note 3, HCP and Brookdale formed unconsolidated joint ventures that own 14 CCRC campuses in a RIDEA structure. At closing, Brookdale contributed eight of its owned campuses; the Company contributed two campuses previously leased to Brookdale valued at $162 million (carrying value of $92 million) and $370 million of cash. At closing, the CCRC JV campuses were encumbered by $569 million of mortgage and entrance fee obligations. See additional information in Notes 3 and 5.

The Company owns interests in the following entities that are accounted for under the equity method at December 31, 2014 (dollars in thousands):

Entity(1)	Segment	Investment(2)	Ownership %
CCRC JV(3)	senior housing	$456,796	49
HCRMC(4)	post-acute/skilled nursing operations	38,915	9.4
HCP Ventures III, LLC	medical office	6,778	30
HCP Ventures IV, LLC	medical office and hospital	26,876	20
HCP Life Science(5)	life science	70,333	50-63
Suburban Properties, LLC	medical office	5,510	67
Advances to unconsolidated joint ventures, net		240
		$605,448
Edgewood Assisted Living Center, LLC	senior housing	$(392)	45
Seminole Shores Living Center, LLC	senior housing	(568)	50
		$(960)

(1)	These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)

Represents the carrying value of the Company’s investment in the unconsolidated joint ventures. Negative balances are recorded in accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets. Includes a 72% interest in a senior housing partnership that has a zero investment balance.

(3)

Includes two unconsolidated joint ventures between the Company and Brookdale: (i) CCRC PropCo ($210 million) and (ii) CCRC OpCo ($250 million). See additional information regarding the CCRC JV and the Brookdale Transaction in Note 3.

(4)

In December 2014, the Company recognized an impairment charge of $36 million reducing its investment in HCRMC to $39 million. See Note 17 for additional information regarding this impairment charge; also, see Note 6 regarding the Company’s related HCRMC DFL investment.

(5)

Includes three unconsolidated joint ventures between the Company and an institutional capital partner for which the Company is the managing member. HCP Life Science includes the following partnerships (and the Company’s ownership percentage): (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%).

Summarized combined financial information for the Company’s unconsolidated joint ventures follows (in thousands):

	December 31,
	2014(1)	2013
Real estate, net	$5,134,587	$3,662,450
Goodwill and other assets, net	4,986,310	5,384,553
Total assets	$10,120,897	$9,047,003
Capital lease obligations and mortgage debt	$7,197,940	$6,768,815
Accounts payable and other	1,015,912	1,045,260
Other partners’ capital	1,281,413	1,098,228
HCP’s capital(2)	625,632	134,700
Total liabilities and partners’ capital	$10,120,897	$9,047,003

(1)	Includes the financial information of the CCRC JV, which the Company formed on August 29, 2014.
(2)

The combined basis difference of the Company’s investments in these joint ventures of $22 million, as of December 31, 2014, is primarily attributable to goodwill, real estate, capital lease obligations, deferred tax assets and lease-related net intangibles.

	Year Ended December 31,
	2014(1)	2013	2012
Total revenues	$4,363,815	$4,269,156	$4,260,319
Loss from discontinued operations	(9,000)	(8,300)	—
Net loss(2)	(411,385)	(354,079)	(15,865)
HCP’s share in earnings(2)	49,570	64,433	54,455
Fees earned by HCP	1,809	1,847	1,895
Distributions received by HCP	7,702	18,091	6,299

(1)	Includes the financial information of the CCRC JV, which the Company formed on August 29, 2014.
(2)

The net loss in 2014 includes impairments, net of the related tax benefit, of $396 million related to HCRMC’s deferred tax assets and trademark intangible assets. The impairments at HCRMC were the result of a continued shift in patient payor sources from Medicare to Medicare Advantage, which negatively impact reimbursement rates and length of stay for HCRMC’s skilled nursing segment and a shift in HCRMC’s marketing and branding strategy. The net loss in 2013 includes a charge of $400 million related to recording of a valuation allowance that reduced the carrying value of HCRMC’s deferred tax assets to an amount that is more likely than not to be realized as determined by HCRMC’s management. HCRMC’s goodwill, intangible assets and deferred tax assets were not previously considered in the Company’s initial investments in the operations of HCRMC; therefore, the related impairments and valuation allowance against the carrying value of the deferred tax assets do not impact the Company’s recorded investment or impact on the Company’s share of earnings from or its investment in HCRMC; however, the circumstances that led to HCRMC’s management to reach the determination that it was necessary to reduce the carrying value of their deferred tax and trademark intangible assets in 2014 are consistent with the Company’s determination that its investment in HCRMC was impaired in December 2014 (see Note 17). The Company’s joint venture interest in HCRMC is accounted for using the equity method and results in an ongoing reduction of DFL income, proportional to HCP’s ownership in HCRMC. The elimination of the respective proportional lease expense at the HCRMC level in substance results in $62 million, $62 million and $59 million of DFL income that is recharacterized to the Company’s share of earnings from HCRMC (equity income from unconsolidated joint ventures) for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 9.    Intangibles

The Company’s intangible lease assets were (in thousands):

	December 31,
Intangible lease assets	2014	2013
Lease-up intangibles	$608,323	$578,143
Above market tenant lease intangibles	163,146	144,355
Below market ground lease intangibles	58,939	58,939
Gross intangible lease assets	830,408	781,437
Accumulated depreciation and amortization	(349,395)	(291,595)
Net intangible lease assets	$481,013	$489,842

The remaining weighted average amortization period of intangible assets were 14 and 15 years at December 31, 2014 and 2013, respectively.

The Company’s intangible lease liabilities were (in thousands):

	December 31,
Intangible lease liabilities	2014	2013
Below market lease intangibles	$203,374	$201,234
Above market ground lease intangibles	6,121	6,121
Gross intangible lease liabilities	209,495	207,355
Accumulated depreciation and amortization	(124,772)	(108,545)
Net intangible lease liabilities	$84,723	$98,810

The remaining weighted average amortization period of unfavorable market lease intangibles was approximately 9 years at both December 31, 2014 and 2013.

For the years ended December 31, 2014, 2013 and 2012, rental income includes additional revenues of $3 million, $9 million and $4 million, respectively, from the amortization of net below market lease intangibles. For the years ended December 31, 2014, 2013 and 2012, operating expenses include additional expense of $1 million each year from the amortization of net above market ground lease intangibles. For the years ended December 31, 2014, 2013 and 2012, depreciation and amortization expense includes additional expense of $60 million, $59 million and $44 million, respectively, from the amortization of lease-up and non-compete agreement intangibles.

Estimated aggregate amortization of intangible assets and liabilities for each of the five succeeding fiscal years and thereafter follows (in thousands):

	Intangible	Intangible
	Assets	Liabilities
2015	$78,168	$17,069
2016	73,480	16,528
2017	61,252	14,101
2018	46,403	11,406
2019	34,929	8,800
Thereafter	186,781	16,819
	$481,013	$84,723

NOTE 10.    Other Assets

The Company’s other assets consisted of the following (in thousands):

	December 31,
	2014		2013
Straight-line rent assets, net of allowance of $34,182 and $34,230, respectively	$355,864		$368,919
Marketable debt securities	231,442		244,089
Leasing costs, net	146,500		104,601
Deferred financing costs, net	47,592		42,106
Goodwill	50,346		50,346
Other(1)	108,428	(2)	57,644
Total other assets	$940,172		$867,705

(1)

Includes a $5.4 million allowance for losses related to accrued interest receivable on the Delphis loan. At both December 31, 2014 and 2013, the net carrying value of interest accrued related to the Delphis loan was zero. See Note 7 for additional information about the Delphis loan and the related impairment. At December 31, 2014 and 2013, includes a loan receivable of $15 million and $10 million, respectively, from HCP Ventures IV, LLC, an unconsolidated joint venture (see Note 8) with an interest rate of 12% which matures in May 2015. The loan is senior to equity distributions to the Company’s joint venture partner.

(2)	Includes a $26 million non-interest bearing short-term receivable from Brookdale payable in eight quarterly installments (see Note 3).

During the year ended December 31, 2013, the Company realized gains from the sale of marketable equity securities of $11 million, which were included in other income, net.

Four Seasons Health Care Senior Unsecured Notes

On June 28, 2012, the Company purchased senior unsecured notes with an aggregate par value of £138.5 million at a discount for £136.8 million ($215 million). The notes were issued by Elli Investments Limited, a subsidiary of Terra Firma, a European private equity firm, as part of its financing for the acquisition of Four Seasons Health Care (“Four Seasons”), an elderly and specialist care provider in the U.K. The notes mature in June 2020 and are non-callable through June 2016. The notes bear interest on their par value at a fixed rate of 12.25% per annum, with an original issue discount resulting in a yield to maturity of 12.5%. This investment was financed by a GBP denominated unsecured term loan that is discussed in Note 11. These senior unsecured notes are accounted for as marketable debt securities and classified as held-to-maturity.

NOTE 11.    Debt

Bank Line of Credit and Term Loans

On March 31, 2014, the Company amended its unsecured revolving line of credit facility (the “Facility”) with a syndicate of banks, which was scheduled to mature in March 2016, increasing the borrowing capacity by $500 million to $2 billion. The amended Facility matures on March 31, 2018, with a one-year committed extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends upon the Company’s credit ratings. The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at December 31, 2014, the margin on the Facility was 0.925%, and the facility fee was 0.15%. The Facility also includes a feature that will allow the Company to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At December 31, 2014, the Company had $839 million (includes £355 million) outstanding under this Facility with a weighted average effective interest rate of 1.60%.

On July 30, 2012, the Company entered into a credit agreement with a syndicate of banks for a £137 million ($214 million at December 31, 2014) four-year unsecured term loan (the “2012 Term Loan”). Based on the Company’s credit ratings at December 31, 2014, the 2012 Term Loan accrues interest at a rate of GBP LIBOR plus 1.20%. Concurrent with the closing of the 2012 Term Loan, the Company entered into a four-year interest rate swap contract that fixes the interest rate of the 2012 Term Loan at 1.81%, subject to adjustments based on the Company’s credit ratings. The 2012 Term Loan contains a one-year committed extension option.

On January 12, 2015, the Company entered into a credit agreement with a syndicate of banks for a £220 million ($333 million) four-year unsecured term loan (the “2015 Term Loan”) that accrues interest at a rate of GBP LIBOR plus 0.975%, subject to adjustments based on the Company’s credit ratings. Concurrently, the Company entered into a three-year interest rate swap agreement that effectively fixes the rate of the 2015 Term Loan at 1.79%. Proceeds from the 2015 Term Loan were used to repay £220 million of the £355 million outstanding balance on the Facility that the Company used to fund the aforementioned November 2014 U.K. debt investment (the 2012 and 2015 Term Loans are collectively, the “Term Loans”).

The Facility and Term Loans contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60% and (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times. The Facility and Term Loans also require a Minimum Consolidated Tangible Net Worth of $9.5 billion at December 31, 2014 (applicable to the Facility and 2012 Term Loan). At December 31, 2014, the Company was in compliance with each of these restrictions and requirements of the Facility and 2012 Term Loan.

Senior Unsecured Notes

At December 31, 2014, the Company had senior unsecured notes outstanding with an aggregate principal balance of $7.6 billion. At December 31, 2014, interest rates on the notes ranged from 2.79% to 6.99% with a weighted average effective rate of 4.95% and a weighted average maturity of six years. Discounts and premiums are amortized to interest expense over the term of the related senior unsecured notes. The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. As of December 31, 2014, the Company believes it was in compliance with these covenants.

On January 21, 2015, the Company issued $600 million of 3.40% senior unsecured notes due 2025. The notes were priced at 99.185% of the principal amount with an effective yield-to-maturity of 3.497%; net proceeds from this offering were $591 million. A portion of the proceeds from these senior notes was used to repay the entire $105 million U.S. dollar amount outstanding on the Facility as of the closing date.

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

On November 12, 2013, the Company issued $800 million of 4.25% senior unsecured notes due in 2023. The notes were priced at 99.540% of the principal amount with an effective yield-to-maturity of 4.307%; net proceeds from this offering were $789 million.

On February 28, 2013, the Company repaid $150 million of maturing 5.625% senior unsecured notes.

Mortgage Debt

At December 31, 2014, the Company had $1 billion in aggregate principal amount of mortgage debt outstanding that was secured by 70 healthcare facilities (including redevelopment properties) that had a carrying value of $1.3 billion. At December 31, 2014, interest rates on the mortgage debt ranged from 0.44% to 8.41% with a weighted average effective interest rate of 6.16% and a weighted average maturity of three years.

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

Debt Maturities

The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at December 31, 2014 (dollars in thousands):

			Senior Unsecured Notes		Mortgage Debt
	Line of			Interest		Interest
Year	Credit(1)(2)	Term Loan(3)	Amount	Rate	Amount	Rate	Total(4)
2015	$—	$—	$400,000	6.57%	$40,628	3.58%	$440,628
2016	—	213,610	900,000	5.10%	292,222	6.87%	1,405,832
2017	—	—	750,000	6.02%	581,891	6.07%	1,331,891
2018	838,516	—	600,000	6.82%	6,583	5.90%	1,445,099
2019	—	—	450,000	3.96%	2,072	—	452,072
Thereafter	—	—	4,550,000	4.45%	63,170	4.99%	4,613,170
	838,516	213,610	7,650,000	4.95%	986,566	6.16%	9,688,692
Discounts, net	—	—	(23,806)		(2,135)		(25,941)
	$838,516	$213,610	$7,626,194		$984,431		$9,662,751

(1)	Includes £355 million translated into U.S. dollars as of December 31, 2014.
(2)	In January 2015, the Company repaid all but £135 million outstanding under the Facility primarily with proceeds from the January 2015 senior unsecured notes issuance and term loan.
(3)	Represents £137 million translated into U.S. dollars.
(4)	Excludes $97 million of other debt that represents Life Care Bonds and Demand Notes that have no scheduled maturities.

Other Debt

At December 31, 2014, the Company had $71 million of non-interest bearing life care bonds at two of its continuing care retirement communities and non-interest bearing occupancy fee deposits at two of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). The Life Care Bonds are generally refundable to the residents upon the termination of the contract or upon the successful resale of the unit.

In conjunction with the Brookdale Transaction, on August 29, 2014, the Company borrowed $26 million from the CCRC JV in the form of on-demand notes (“Demand Notes”). The Demand Notes bear interest at a rate of 4.5%. See additional information regarding the Brookdale Transaction in Note 3.

NOTE 12.    Commitments and Contingencies

Legal Proceedings

From time to time, the Company is a party to legal proceedings, lawsuits and other claims that arise in the ordinary course of the Company’s business. The Company is not aware of any legal proceedings or claims that it believes may have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition, results of operations or cash flows. The Company’s policy is to accrue legal expenses as they are incurred.

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

Commitments

The following table summarizes our material commitments at December 31, 2014 (in thousands):

		Less than			More than
	Total	One Year	2016-2017	2018-2019	Five Years
U.K. loan facility commitment(1)	$49,894	$24,947	$24,947	$—	$—
Construction loan commitments(2)	10,535	10,535	—	—	—
Development commitments(3)	66,840	66,840	—	—	—
Ground and other operating leases	245,490	6,756	11,208	10,264	217,262
Total	$372,759	$109,078	$36,155	$10,264	$217,262

(1)	Represents £32 million translated into U.S. dollars as of December 31, 2014 for commitments to fund the U.K. Loan Facility.
(2)	Represents commitments to finance development projects and related working capital financings.
(3)	Represents construction and other commitments for developments in progress.

Credit Enhancement Guarantee

Certain of the Company’s senior housing facilities serve as collateral for $105 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, had a carrying value of $370 million as of December 31, 2014.

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

Tenant Purchase Options

Certain leases, including DFLs, contain purchase options whereby the tenant may elect to acquire the underlying real estate. Annualized base rent from leases subject to purchase options, summarized by the year the purchase options are exercisable are as follows (dollars in thousands):

	Annualized	Number of
Year	Base Rent(1)	Properties
2015(2)	$22,257	28
2016	33,188	10
2017	9,393	3
2018	18,697	4
2019	25,304	14
Thereafter	64,918	33
	$173,757	92

(1)

Represents the most recent month’s base rent including additional rent floors and cash income from direct financing leases annualized for 12 months. Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight- line rents, amortization of market lease intangibles, DFL interest accretion and deferred revenues).

(2)	Includes 8 properties that were sold for $51 million on January 1, 2015. These properties contain purchase options with aggregate annualized base rents of $5 million.

Rental Expense

The Company’s rental expense attributable to continuing operations for the years ended December 31, 2014, 2013 and 2012 was approximately $8 million, $8 million and $7 million, respectively. These rental expense amounts include ground rent and other leases. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. These leases have terms that are up to 99 years, excluding extension options. Future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2014 were as follows (in thousands):

Year	Amount
2015	$6,756
2016	5,950
2017	5,258
2018	5,075
2019	5,189
Thereafter	217,262
$245,490

NOTE 13.    Equity

Common Stock

On January 29, 2015, the Company announced that its Board declared a quarterly cash dividend of $0.565 per share. The common stock cash dividend will be paid on February 24, 2015 to stockholders of record as of the close of business on February 9, 2015.

On October 19, 2012, the Company completed a $979 million offering of 22 million shares of common stock, which was primarily used to acquire the 129 senior housing communities from the Blackstone JV.

In June 2012, the Company completed a $376 million offering of 9 million shares of common stock, which was primarily used to repay $250 million of maturing senior unsecured notes, which accrued interest at a rate of 6.45%.

In March 2012, the Company completed a $359 million offering of 9 million shares of common stock, which was primarily used to redeem all outstanding shares of the Company’s preferred stock.

During the years ended December 31, 2014, 2013 and 2012, the Company declared and paid common stock cash dividends of $2.18,  $2.10 and $2.00 per share.

The following is a summary of the Company’s other issuances of common stock (shares in thousands):

	Year Ended
	December 31,
	2014	2013	2012
Dividend Reinvestment and Stock Purchase Plan	2,299	2,441	1,064
Conversion of DownREIT units	27	100	736
Exercise of stock options	169	876	2,455
Vesting of restricted stock units(1)	614	471	707
Repurchase of common stock	323	242	361

(1)	Issued under the Company’s 2006 Performance Incentive Plan, as amended and restated.

Preferred Stock

On April 23, 2012, the Company redeemed all of its outstanding preferred stock consisting of 4,000,000 shares of its 7.25% Series E preferred stock and 7,820,000 shares of its 7.10% Series F preferred stock. The shares of Series E and Series F preferred stock were redeemed at a price of $25 per share, or $295.5 million in aggregate, plus all accrued and unpaid dividends to the redemption date. As a result of the redemption, the Company incurred a charge of $10.4 million related to the original issuance costs of the preferred stock (this charge is presented as an additional preferred stock dividend in the Company’s consolidated statements of income).

Accumulated Other Comprehensive Loss

The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	December 31,
	2014	2013
Cumulative foreign currency translation adjustment	$(10,747)	$(780)
Unrealized losses on cash flow hedges, net	(9,624)	(10,797)
Supplemental Executive Retirement Plan minimum liability	(3,537)	(2,910)
Unrealized gains on available for sale securities	13	—
Total accumulated other comprehensive loss	$(23,895)	$(14,487)

Noncontrolling Interests

At December 31, 2014, there were 4 million non-managing member units (6 million shares of HCP common stock are issuable upon conversion) outstanding in five DownREIT LLCs, in all of which the Company is the managing member. At December 31, 2014, the carrying and market values of the 4 million DownREIT units were $189 million and $268 million, respectively.

NOTE 14.    Segment Disclosures

The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the medical office segment, the Company invests through the acquisition and development of medical office buildings (“MOBs”), which generally require a greater level of property management. Otherwise, the Company primarily invests, through the acquisition and development of real estate, in single tenant and operator properties and debt issued by tenants and operators in these sectors. The accounting policies of the segments are the same as those described under Summary of Significant Accounting Policies (see Note 2). There were no intersegment sales or transfers during the years ended December 31, 2014, 2013 and 2012.

The Company evaluates performance based upon property net operating income from continuing operations (“NOI”), adjusted NOI (or “cash NOI”) and interest income of the combined investments in each segment.

Non-segment assets consist primarily of corporate assets including cash and cash equivalents, restricted cash, accounts receivable, net, marketable equity securities, deferred financing costs and, if any, real estate held for sale. Interest expense, depreciation and amortization and non-property specific revenues and expenses are not allocated to individual segments in determining the Company’s segment-level performance.

Summary information for the reportable segments follows (in thousands):

For the year ended December 31, 2014:

		Resident		Investment
	Rental	Fees and	Interest	Management	Total		Adjusted
Segments	Revenues(1)	Services	Income	Fee Income	Revenues	NOI(2)	(Cash) NOI(2)
Senior housing	$621,114	$241,965	$14,249	$—	$877,328	$695,672	$617,475
Post-acute/skilled nursing	555,322	—	60,242	—	615,564	553,235	484,094
Life science	314,114	—	—	4	314,118	251,034	240,959
Medical office	370,956	—	—	1,805	372,761	222,757	221,351
Hospital	86,508	—	—	—	86,508	82,678	83,121
Total	$1,948,014	$241,965	$74,491	$1,809	$2,266,279	$1,805,376	$1,647,000

For the year ended December 31, 2013:

		Resident		Investment
	Rental	Fees and	Interest	Management	Total		Adjusted
Segments	Revenues(1)	Services	Income	Fee Income	Revenues	NOI(2)	(Cash) NOI(2)
Senior housing	$602,506	$146,288	$11,621	$—	$760,415	$653,191	$594,492
Post-acute/skilled nursing	541,805	—	73,595	—	615,400	539,320	467,508
Life science	296,879	—	—	4	296,883	239,923	228,475
Medical office	352,334	—	—	1,843	354,177	212,958	210,811
Hospital	72,060	—	943	—	73,003	68,198	79,752
Total	$1,865,584	$146,288	$86,159	$1,847	$2,099,878	$1,713,590	$1,581,038

For the year ended December 31, 2012:

		Resident		Investment
	Rental	Fees and	Interest	Management	Total		Adjusted
Segments	Revenues(1)	Services	Income	Fee Income	Revenues	NOI(2)	(Cash) NOI(2)
Senior housing	$481,559	$139,073	$3,503	$—	$624,135	$529,209	$478,671
Post-acute/skilled nursing	530,037	—	19,993	—	550,030	529,562	453,456
Life science	289,664	—	—	4	289,668	236,491	226,997
Medical office	333,008	—	—	1,891	334,899	200,876	195,761
Hospital	80,198	—	1,040	—	81,238	76,685	75,104
Total	$1,714,466	$139,073	$24,536	$1,895	$1,879,970	$1,572,823	$1,429,989

(1)	Represents rental and related revenues, tenant recoveries, and income from DFLs.
(2)

NOI and Adjusted NOI are non-GAAP supplemental financial measures used to evaluate the operating performance of real estate. The Company defines NOI as rental and related revenues, including tenant recoveries, resident fees and services, and income from DFLs, less property level operating expense; NOI excludes all other financial statement amounts included in net income as presented below. The Company believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL accretion, amortization of market lease intangibles and lease termination fees. Adjusted NOI is oftentimes referred to as “cash NOI.” The Company uses NOI and adjusted NOI to make decisions about resource allocations and to assess and compare property level performance. The Company believes that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP because it does not reflect various excluded items. Further, the Company’s definition of NOI may not be comparable to the definition used by other REITs or real estate companies, as those companies may use different methodologies for calculating NOI.

The following is a reconciliation from reported net income to NOI and adjusted (cash) NOI (in thousands):

	Year ended December 31,
	2014	2013	2012
Net income	$936,591	$985,006	$846,842
Interest income	(74,491)	(86,159)	(24,536)
Investment management fee income	(1,809)	(1,847)	(1,895)
Interest expense	439,742	435,252	416,172
Depreciation and amortization	459,995	423,312	353,704
Acquisition and pursuit costs	17,142	6,191	10,981
General and administrative	82,175	103,042	68,414
Impairments	—	—	7,878
Gains on sales of real estate, net of income taxes	(3,288)	—	—
Other income, net	(7,528)	(18,216)	(2,976)
Income taxes	250	5,815	(1,654)
Equity income from unconsolidated joint ventures	(49,570)	(64,433)	(54,455)
Impairments of investments in unconsolidated joint ventures	35,913	—	—
Total discontinued operations	(29,746)	(74,373)	(45,652)
NOI	1,805,376	1,713,590	1,572,823
Straight-line rents	(41,032)	(39,587)	(47,311)
DFL accretion	(77,568)	(86,055)	(94,240)
Amortization of market lease intangibles, net	(949)	(6,646)	(2,232)
Lease termination fees	(38,816)	(217)	(636)
NOI adjustments related to discontinued operations	(11)	(47)	1,585
Adjusted (Cash) NOI	$1,647,000	$1,581,038	$1,429,989

The Company’s total assets by segment were (in thousands):

	December 31,
Segments	2014	2013
Senior housing	$8,383,345	$7,803,085
Post-acute/skilled nursing	6,875,122	6,266,938
Life science	4,154,789	3,986,187
Medical office	2,988,888	2,686,069
Hospital	640,253	639,357
Gross segment assets	23,042,397	21,381,636
Accumulated depreciation and amortization	(2,600,072)	(2,257,188)
Net segment assets	20,442,325	19,124,448
Assets held for sale, net	—	9,819
Other nonsegment assets	927,615	941,603
Total assets	$21,369,940	$20,075,870

At both December 31, 2014 and 2013, goodwill of $50 million was allocated to segment assets as follows: (i) senior housing—$31 million, (ii) post-acute/skilled nursing—$3 million, (iii) medical office—$11 million, and (iv) hospital—$5 million. The Company completed the required annual impairment test during the fourth quarter ended December 31, 2014; no impairment was recognized based on the results of this impairment test.

Concentration of Credit Risk

Concentrations of credit risk arise when one or more tenants, operators or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors various segments of its portfolio to assess potential concentrations of risks. The Company does not have significant foreign operations.

The following table provides information regarding the Company’s concentrations with respect to certain tenants and operators; the information provided is presented for the gross assets and revenues that are associated with certain tenants and operators as percentages of their respective segment’s and total Company’s gross assets and revenues:

	Percentage of		Percentage of
	Senior Housing Gross Assets		Senior Housing Revenues
	December 31,		Year Ended December 31,
Operators	2014	2013	2014	2013	2012
Brookdale (1)	36	48	37	46	37
HCRMC	11	11	8	10	11

	Percentage of Post-Acute/		Percentage of Post-Acute/
	Skilled Nursing Gross Assets		Skilled Nursing Revenues
	December 31,		Year Ended December 31,
Operators	2014	2013	2014	2013	2012
HCRMC	82	89	85	83	91

	Percentage of Total		Percentage of
	Company Gross Assets		Total Company Revenues
	December 31,		Year Ended December 31,
Operators	2014	2013	2014	2013	2012
HCRMC	31	32	26	28	30
Brookdale (1)	13	19	14	17	12

(1)

On July 31, 2014, Brookdale completed its acquisition of Emeritus. These percentages of segment gross assets, total gross assets, segment revenues and total revenues, for all periods presented are prepared on a pro forma basis to reflect the combined concentration for Brookdale and Emeritus, as if the merger had occurred as of the beginning of the periods presented. On August 29, 2014, the Company and Brookdale amended or terminated all former leases with Emeritus and entered into two RIDEA joint ventures (see Note 3). Percentages do not include senior housing facilities that Brookdale manages (is not a tenant) under a RIDEA structure.

As of January 1, 2015, Brookdale provided comprehensive facility management and accounting services with respect to 69 of the Company’s senior housing facilities and 14 CCRCs owned by the CCRC JV, for which the Company or joint venture pay annual management fees pursuant to long-term management agreements. Most of the management agreements have terms ranging from 10 to 15 years, with 5-year renewals. The base management fees are 4.5% to 5.0% of gross revenues (as defined) generated by the RIDEA facilities. In addition, there are incentive management fees payable to Brookdale if operating results of the RIDEA properties exceed pre-established EBITDAR (as defined) thresholds.

Brookdale is subject to the registration and reporting requirements of the U.S. Securities and Exchange Commission (“SEC”) and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Brookdale contained or referred to in this report has been derived from SEC filings made by Brookdale or other publicly available information, or was provided to the Company by Brookdale, and the Company has not verified this information through an independent investigation or otherwise. The Company has no reason to believe that this information is inaccurate in any material respect, but the Company cannot assure the reader of its accuracy. The Company is providing this data for informational purposes only, and encourages the reader to obtain Brookdale’s publicly available filings, which can be found at the SEC’s website at www.sec.gov.

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

At both December 31, 2014 and 2013, the Company’s gross real estate assets in the state of California, excluding assets held for sale, represented approximately 23% of the Company’s total gross assets. At both December 31, 2014 and 2013, the Company’s gross real estate assets in the state of Texas, excluding assets held for sale, represented approximately 13% of the Company’s total gross assets. For the years ended December 31, 2014, 2013 and 2012, the Company’s revenues derived from properties located in the states of California represented approximately 23%, 21% and 22% of the Company’s total revenues, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company’s revenues derived from properties located in the states of Texas represented approximately 12%, 11% and 11% of the Company’s total revenues, respectively.

NOTE 15.    Future Minimum Rents

Future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under non-cancelable operating leases as of December 31, 2014, are as follows (in thousands):

Year	Amount
2015	$1,322,055
2016	1,290,152
2017	1,225,030
2018	1,121,138
2019	967,927
Thereafter	5,432,431
$11,358,733

NOTE 16.    Compensation Plans

Stock Based Compensation

On May 11, 2006, the Company’s stockholders approved the 2006 Performance Incentive Plan, which was amended and restated in 2009 (“the 2006 Plan”). On May 1, 2014, the Company’s stockholders approved the 2014 Performance Incentive Plan (“the 2014 Plan”). Following the adoption of the 2014 Plan, no new awards will be issued under the 2006 Plan. Similar to the 2006 Plan, the 2014 Plan provides for the granting of stock-based compensation, including stock options, restricted stock and restricted stock units to officers, employees and directors in connection with their employment with or services provided to the Company. The maximum number of shares reserved for awards under the 2014 Plan is 33 million shares; as of December 31, 2014, substantially all of the reserved shares of the 2014 Plan are available for future awards and approximately 22 million shares may be issued as restricted stock and restricted stock units.

Stock Options

Stock options are granted with an exercise price per share equal to the closing market price of the Company’s common stock on the grant date. Stock options generally vest ratably over a three- to five-year period and have a 10-year contractual term. Vesting of certain options may accelerate, as provided in the 2006 or 2014 Plans or in the applicable award agreement, upon retirement, a change in control or other specified events. Upon the exercise of options, the participant is required to pay the exercise price of the options being exercised and the related tax withholding obligation.

A summary of the stock option activity in 2014 is presented in the following table (dollars and shares in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Under Options	Price	Term (Years)	Value
Outstanding as of January 1, 2014	2,222	$35.77	5.0	$8,870
Granted	534	38.83
Exercised	(169)	26.57
Outstanding as of December 31, 2014	2,587	37.00	5.0	19,581
Exercisable as of December 31, 2014	1,681	35.58	3.4	15,062

The following table summarizes additional information concerning outstanding and exercisable stock options at December 31, 2014 (shares in thousands):

				Currently Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Range of	Shares Under	Exercise	Contractual	Shares Under	Exercise
Exercise Price	Options	Price	Term (Years)	Options	Price
$23.34 - $25.52	352	$23.34	2.9	352	$23.34
27.11 - 28.35	306	28.35	3.6	217	28.35
31.95 - 46.92	1,929	40.86	5.6	1,112	40.86
	2,587	37.00		1,681	35.58

The following table summarizes additional information concerning unvested stock options at December 31, 2014 (shares in thousands):

		Weighted
	Shares	Average
	Under	Grant Date Fair
	Options	Value
Unvested at January 1, 2014	941	$5.09
Granted	534	3.80
Vested	(569)	4.25
Unvested at December 31, 2014	906	4.85

The weighted average fair value per share at the date of grant for options awarded during the years ended December 31, 2014, 2013 and 2012 was $3.80,  $5.89 and $6.34, respectively. The total vesting date intrinsic value (at vesting) of shares under options vested during the years ended December 31, 2014, 2013 and 2012 was $7 million, $12 million and $18 million, respectively. The total intrinsic value of vested shares under options at December 31, 2014 was $15 million.

Proceeds received from options exercised under the 2006 Plan for the years ended December 31, 2014, 2013 and 2012 were $5 million, $18 million and $52 million, respectively. The total intrinsic value (at exercise) of options exercised during the years ended December 31, 2014, 2013 and 2012 was $3 million, $25 million and $51 million, respectively.

The fair value of the stock options granted during the years ended December 31, 2014, 2013 and 2012 was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions described below. The risk-free rate is based on the U.S. Treasury yield curve in effect at the grant date. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees and turnover rates. For stock options granted in 2014, 2013 and 2012, the expected volatility was based on the average of the Company’s: (i) historical volatility of the adjusted closing prices of its common stock for a period equal to the stock option’s expected life, ending on the grant date, calculated on a weekly basis and (ii) the implied volatility of traded options on its common stock for a period equal to 30 days ending on the grant date. The following table summarizes the Company’s stock option valuation assumptions used with respect to stock options awarded in 2014, 2013 and 2012:

	2014	2013	2012
Risk-free rate	1.34%	0.78%	1.09%
Expected life (in years)	4.5	4.5	5.9
Expected volatility	22.9%	28.9%	32.7%
Expected dividend yield	5.4%	5.8%	5.9%

Restricted Stock and Performance Restricted Stock Units

Under the 2006 and 2014 Plans, restricted stock and performance restricted stock units generally have a contractual life or vest over three- to five-year periods. The vesting of certain restricted shares and units may accelerate, as provided in the 2006 and 2014 Plans or in the applicable award agreement, upon retirement, a change in control or other specified events. When vested, each restricted stock unit or performance restricted stock unit is convertible into one share of common stock. The restricted stock and performance restricted stock units are valued on the grant date based on the closing market price of the Company’s common stock on that date. Generally, the Company recognizes the fair value of the awards over the applicable vesting period as compensation expense. Upon any exercise or payment of restricted shares or units, the participant is required to pay the related tax withholding obligation. Participants can generally elect to have the Company reduce the number of shares delivered to pay the related employee tax withholding obligation. The value of the shares withheld is dependent on the closing market price of the Company’s common stock on the trading date prior to the relevant transaction occurring. During 2014, 2013 and 2012, the Company withheld 323,000, 242,000 and 361,000 shares, respectively, to offset tax withholding obligations with respect to the restricted stock and restricted stock unit awards.

The following table summarizes additional information concerning restricted stock and restricted stock units at December 31, 2014 (units and shares in thousands):

		Weighted		Weighted
	Restricted	Average		Average
	Stock	Grant Date	Restricted	Grant Date
	Units	Fair Value	Shares	Fair Value
Unvested at January 1, 2014	1,208	$38.82	226	$35.70
Granted	528	39.58	—	—
Vested	(614)	39.18	(113)	32.78
Forfeited	(222)	31.13	(1)	26.48
Unvested at December 31, 2014	900	40.54	112	38.69

At December 31, 2014, the weighted average remaining vesting period of restricted stock units and restricted stock was one year. The total fair values (at vesting) of restricted stock and restricted stock units which vested for the years ended December 31, 2014, 2013 and 2012 were $24 million, $22 million and $39 million, respectively.

Pursuant to the HCP, Inc. 2006 Plan and effective February 3, 2014, certain officers were granted 176,088 performance units ("3-Year LTIP Awards"). The 3-Year LTIP Awards had a fair value of $7.2 million (fair value of the awards per target share of $40.68) on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. Seventy percent of the 3-Year LTIP Awards vest based upon the relative three-year total shareholder return ("TSR") of our common stock compared to the TSRs of the MSCI US REIT Index (25% weight) and the NAREIT Health Care Index (75% weight). TSR is measured over the performance period: January 1, 2014 through December 31, 2016. Thirty percent of the 3-Year LTIP Awards vest based upon the Company’s Net Debt to Adjusted Pro Forma EBITDA over the performance period. Compensation expense is charged to earnings on a straight-line basis over the respective performance period. At the end of the respective performance period, each participant will be issued shares of the Company’s common stock equal to the number of units granted to the participant pursuant to the 3-Year LTIP Awards multiplied by a percentage, ranging from zero to 200%, based on the outcome of the performance metrics for the performance period, as described above. The participants will also be entitled to dividend equivalents for shares issued pursuant to vested 3-Year LTIP Awards, which dividend equivalents represent any common dividends that would have been paid with respect to such issued shares after the grant of the 3-Year LTIP Awards and prior to the date of settlement.

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

In 2012, the Company implemented a clawback policy that is retroactive to prior years pursuant to which its Board of Directors or Compensation Committee shall, in such circumstances as they determine to be appropriate, require reimbursement or cancellation of all or a portion of any short- or long-term cash or equity incentive awards or payments to an officer (or former officer, as the case may be) of the Company where: (i) the amount of, or number of shares included in, any such payment or award was determined based on the achievement of financial results that were subsequently the subject of an accounting restatement due to noncompliance with any financial reporting requirement under the securities laws; (ii) a lesser payment or award of cash or shares would have been made to the individual based upon the restated financial results; and (iii) the payment or award of cash or shares was received by the individual prior to or during the 12-month period following the first public issuance or filing of the financial results that were subsequently restated.

Total share-based compensation expense recognized during the years ended December 31, 2014, 2013 and 2012 was $22 million, $40 million and $23 million, respectively; included in 2013 is a $27 million charge recognized in general and administrative expenses resulting from the termination of the Company’s former chief executive officer (“CEO”) that was comprised of: (i) the acceleration of $17 million of deferred compensation for restricted stock units and options that vested upon termination; and (ii) severance payments and other costs of approximately $10 million; these vestings and severance payments were in accordance with the terms of the former CEO’s employment agreement. As of December 31, 2014, there was $27 million of deferred compensation cost associated with future employee services, related to unvested share-based compensation arrangements granted under the Company’s incentive plans, which is expected to be recognized over a weighted average period of three years.

Employee Benefit Plan

The Company maintains a 401(k) and profit sharing plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Code. The Company provides a matching contribution of up to 4% of each participant’s eligible compensation. During the years ended December 31, 2014, 2013 and 2012, the Company’s matching contributions were approximately $1 million for each of the years then ended.

NOTE 17.    Impairments

During the year ended December 31, 2014, the Company concluded that its 9.4% equity ownership interest in HCRMC was other-than-temporarily impaired and recorded an impairment charge of $36 million. The impairment charge reduced the carrying amount of the Company’s investment in HCRMC from $75 million to its fair value of $39 million. The impairment determination primarily resulted from the Company’s review of HCRMC’s preliminary base financial forecast for 2015, received in December 2014, together with HCRMC’s year-to-date operating results through November 2014. The preliminary base financial forecast and operating results primarily reflected a continued shift in patient payor sources from Medicare to Medicare Advantage, which negatively impacts reimbursement rates and length of stay for HCRMC’s skilled nursing segment. The fair value of the Company’s equity investment was based on a discounted cash flow valuation model and inputs were considered to be Level 3 measurements within the fair value hierarchy. Inputs to this valuation model include earnings multiples, discount rate, industry growth rates  of revenue, operating expenses and facility occupancy, some of which influence the Company’s expectation of future cash flows from its investment in HCRMC and, accordingly, the fair value of its investment.

A summary of the quantitative information about fair value measurements for the impairment related to the Company’s equity ownership interest in HCRMC using a discounted cash flow valuation model follows:

Description of Input(s) to the Valuation	Valuation Inputs
Range of revenue growth rates(1)	(0.2%)-3.5%
Range of occupancy growth rates(1)	(0.3%)-0.2%
Range of operating expense growth rates(1)	0.6%-2.8%
Discount rate	13.7%
Range of earnings multiples	6.0x-7.0x

(1)	For growth rates, the value ranges provided represent the highest and lowest input utilized in the valuation model for any forecasted period.

In determining the fair value our interest in HCRMC, the Company applied the above valuation inputs, which resulted in a range of fair values of its investment in HCRMC of $35 million to $44 million based on the range of earnings multiples. The Company elected to use the mid-point of the valuation results and recorded an impairment to reduce the carrying value of its investment in HCRMC to $39.5 million.

During the year ended December 31, 2013, the Company placed two medical office buildings into assets held for sale. As a result, the Company recognized impairment charges of $1 million, which reduced the carrying value of the Company’s aggregate investments from $7 million to the $6 million sales price. The fair value of the Company’s medical office buildings were based on the projected sales prices from the pending dispositions. The sales prices of the MOBs were considered to be a Level 2 measurement within the fair value hierarchy.

During the year ended December 31, 2012, the Company executed an agreement for the disposition of a land parcel in its life science segment. As a result of the planned disposition of the land parcel, the Company recognized an impairment charge of $8 million, which reduced the carrying value of the Company’s investment from $26 million to the $18 million sales price. The fair value of the Company’s land parcel was based on the projected sales prices from the pending disposition. The sales price of the land parcel was considered to be a Level 2 measurement within the fair value hierarchy.

NOTE 18.    Income Taxes

For the years ended December 31, 2014 and 2013, the Company recorded an income tax expense of $250,000 and $6 million, respectively, as compared to an income tax benefit of $2 million for the year ended December 31, 2012. The Company’s income tax expense from discontinued operations was insignificant for the years ended December 31, 2014, 2013 and 2012. For the year ended December 31, 2014, the Company recorded a deferred income tax benefit of $5 million as compared to a deferred income tax expense of $3 million for the year ended December 31, 2013 and a deferred income tax benefit of $3 million for the year ended December 31, 2012. The Company’s deferred tax assets and liabilities were insignificant as of December 31, 2014, 2013 and 2012.

As a result of acquisitions in the U.K. during 2014, the Company was subject to income taxes under the laws of the U.K. The U.K. income tax benefit included in the consolidated tax provision was $700,000 for the year ended December 31, 2014.

The Company files numerous U.S. federal, state and local income and franchise tax returns. With a few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by taxing authorities for years prior to 2011.

For each of the years ended December 31, 2014 and 2013, the tax basis of the Company’s net assets is less than the reported amounts by $7.7 billion. The difference between the reported amounts and the tax basis is primarily related to the Slough Estates USA, Inc. (“SEUSA”) and HCRMC acquisitions, which occurred in 2007 and 2011, respectively. Both SEUSA and HCRMC were corporations subject to federal and state income taxes. As a result of these acquisitions, the Company succeeded to the tax attributes of SEUSA and HCRMC, including the tax basis in the acquired companies’ assets and liabilities. The Company generally will be subject to a corporate-level tax on any taxable disposition of SEUSA’s pre-

acquisition assets that occur within ten years after its August 1, 2007 acquisition, and any taxable disposition of HCRMC pre-acquisition assets that occur within ten years after its April 7, 2011 acquisition.

The corporate-level tax associated with the disposition of assets acquired in connection with the SEUSA and HCRMC acquisitions would be assessed only to the extent of the built-in gain that existed on the date of each acquisition, based on the fair market value of the assets on August 1, 2007, with respect to SEUSA, and April 7, 2011, with respect to HCRMC. The Company does not expect to dispose of any assets included in either acquisition that would result in the imposition of a material tax liability. As a result, the Company has not recorded a deferred tax liability associated with this corporate-level tax. Gains from asset dispositions occurring more than 10 years after either acquisition will not be subject to this corporate-level tax. However, from time to time, the Company may dispose of SEUSA or HCRMC assets before the applicable 10-year periods if it is able to effect a tax deferred exchange.

In connection with the HCRMC acquisition, the Company assumed unrecognized tax benefits of $2 million. For each of the years ended December 31, 2014 and 2013, the Company had a decrease in unrecognized tax benefits of $1 million. There were no unrecognized tax benefits balances at December 31, 2014.

A reconciliation of the Company’s beginning and ending unrecognized tax benefits follows (in thousands):

Amount
Balance at January 1, 2012	$1,977
Reductions based on prior years’ tax positions	—
Additions based on 2012 tax positions	—
Balance at December 31, 2012	1,977
Reductions based on prior years’ tax positions	(890)
Additions based on 2013 tax positions	—
Balance at December 31, 2013	1,087
Reductions based on prior years’ tax positions	(1,087)
Additions based on 2014 tax positions	—
Balance at December 31, 2014	$—

During the year ended December 31, 2014, the Company reversed the entire balance of the interest expense associated with the unrecognized tax benefits assumed in connection with the acquisition of HCRMC. The amount reversed was insignificant and it was due to the lapse in the statute of limitations. For the years ended December 31, 2013 and 2012, the Company recorded insignificant net increases to interest expense associated with the unrecognized tax benefits.

NOTE 19.    Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Numerator
Income from continuing operations	$906,845	$910,633	$801,190
Noncontrolling interests’ share in continuing operations	(13,181)	(14,110)	(12,411)
Income from continuing operations applicable to HCP, Inc.	893,664	896,523	788,779
Preferred stock dividends	—	—	(17,006)
Participating securities’ share in continuing operations	(2,437)	(1,734)	(3,245)
Income from continuing operations applicable to common shares	891,227	894,789	768,528
Discontinued operations	29,746	74,373	45,652
Noncontrolling interests’ share in discontinued operations	(1,177)	(59)	(1,891)
Net income applicable to common shares	$919,796	$969,103	$812,289
Denominator
Basic weighted average common shares	458,425	455,002	427,047
Dilutive potential common shares	371	700	1,269
Diluted weighted average common shares	458,796	455,702	428,316
Basic earnings per common share
Income from continuing operations	$1.94	$1.97	$1.80
Discontinued operations	0.07	0.16	0.10
Net income applicable to common stockholders	$2.01	$2.13	$1.90
Diluted earnings per common share
Income from continuing operations	$1.94	$1.97	$1.80
Discontinued operations	0.06	0.16	0.10
Net income applicable to common shares	$2.00	$2.13	$1.90

Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, which require the use of the two-class method when computing basic and diluted earnings per share.

Options to purchase approximately 1 million, 800,000 and 500,000 shares of common stock that had exercises prices in excess of the average market price of the common stock during the years ended December 31, 2014, 2013 and 2012, respectively, were not included because they are anti-dilutive. Additionally, 6 million shares issuable upon conversion of 4 million DownREIT units during the years ended December 31, 2014, 2013 and 2012 were not included because they are anti-dilutive.

NOTE 20.    Supplemental Cash Flow Information

Supplemental cash flow information follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Supplemental cash flow information:
Interest paid, net of capitalized interest	$410,286	$412,011	$389,753
Income taxes paid	5,071	114	1,790
Capitalized interest	10,314	13,494	23,360
Supplemental schedule of non-cash investing activities:
Accrued construction costs	37,178	15,187	14,157
Loan originated in connection with Brookdale Transaction	67,640	—	—
Real estate contributed to CCRC JV	91,603	—	—
Fair value of real estate acquired in exchange for sale of real estate	32,000	15,204	—
Tenant funded tenant improvements owned by HCP	21,863	—	—
Reclassification of the in-place leases from real estate to DFLs	—	123,891	—
Supplemental schedule of non-cash financing activities:
Vesting of restricted stock units	614	471	707
Cancellation of restricted stock	1	20	8
Conversion of non-managing member units into common stock	473	3,583	24,988
Noncontrolling interest issued in connection with Brookdale Transaction	46,751	—	—
Noncontrolling interests issued in connection with real estate acquisition	6,321	—	42,734
Noncontrolling interest assumed in connection with real estate disposition	1,671	—	—
Mortgages and other liabilities assumed with real estate acquisitions	37,149	12,767	60,597
Foreign currency translation adjustment	(9,967)	47	249
Unrealized gains, net on available for sale securities and derivatives designated as cash flow hedges	2,271	7,790	4,649

See discussions related to: (i) the Brookdale Transaction discussed in Note 3 and (ii) the preferred stock redemption in Note 13.

NOTE 21.    Variable Interest Entities

Unconsolidated Variable Interest Entities

At December 31, 2014, the Company had investments in: (i) an unconsolidated VIE joint venture; (ii) 48 properties leased to VIE tenants; (iii) a loan to a VIE borrower; and (iv) marketable debt securities of a VIE borrower. The Company has determined that it is not the primary beneficiary of these VIEs. The Company does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact the VIEs’ economic performance. Except for the Company’s equity interest in the unconsolidated joint venture (CCRC OpCo) below, the Company has no formal involvement in these VIEs beyond its investments.

The Company holds an equity interest in CCRC OpCo that has been identified as a VIE (see Note 3). The equity members of CCRC OpCo “lack the power” because they share certain operating rights with Brookdale as manager of the CCRCs. The assets of CCRC OpCo primarily consist of the CCRCs that it owns and leases, resident fees receivable, notes receivable and cash and cash equivalents; its obligations primarily consist of operating lease obligations and accounts payable and expense accruals associated with the cost of its CCRCs’ operations. Assets generated by the CCRC operations (primarily rents from CCRC residents) of CCRC OpCo may only be used to settle its contractual obligations (primarily the rental costs and operating expenses incurred to manage such facilities).

The Company leased 48 properties to a total of seven tenants that have been identified as VIEs (“VIE tenants”). These VIE tenants are “thinly capitalized” entities that rely on the operating cash flows generated from the senior housing facilities to pay operating expenses, including the rent obligations under their leases.

The Company holds an interest-only, senior secured term loan made to a borrower (Delphis Operations, L.P.) that has been identified as a VIE (see Note 7 regarding the Delphis loan). The “thinly capitalized” loan is collateralized by all of the assets of the borrower (comprised primarily of interests in partnerships that operate surgical facilities, of which one partnership is a tenant of the Company).

The Company holds commercial mortgage-backed securities (“CMBS”) issued by Federal Home Loan Mortgage Corporation (“Freddie MAC”) through a special purpose entity that has been identified as a VIE. The CMBS issued by the VIE are backed by mortgage obligations on senior housing facilities.

The classification of the related assets and liabilities and their maximum loss exposure as a result of the Company’s involvement with these VIEs at December 31, 2014 are presented below (in thousands):

		Maximum Loss
VIE Type	Asset/Liability Type	Exposure(1)
CCRC OpCo	Investments in unconsolidated joint ventures	$246,617
VIE tenants—operating leases	Lease intangibles, net and straight-line rent receivables	12,862
VIE tenants—DFLs	Net investment in DFLs	600,005
Loan—senior secured	Loans receivable, net	17,470
CMBS	Marketable debt securities	17,682

(1)	The Company’s maximum loss exposure represents the aggregate carrying amount.

As of December 31, 2014, the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls). See Notes 3, 6, 7 and 10 for additional descriptions of the nature, purpose and operating activities of the Company’s unconsolidated VIEs and interests therein.

Consolidated Variable Interest Entities

The Company holds a 90% ownership interest in a joint venture entity formed in September 2011 that operates senior housing properties in a RIDEA structure (“RIDEA OpCo”). The Company historically consolidated RIDEA OpCo as a result of the rights it acquired through the joint venture agreement with Brookdale utilizing the voting interest model. In the third quarter of 2014, upon the occurrence of a reconsideration event (the Brookdale Transaction), it was determined that RIDEA OpCo is a VIE and that the Company is the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of RIDEA OpCo primarily consist of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to an non-VIE consolidated subsidiary of the Company and operating expenses of its senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily senior housing resident rents) of RIDEA OpCo may only be used to settle its contractual obligations (primarily the rental costs and operating expenses incurred to manage such facilities).

The Company holds an 80% equity interest in joint venture entities that own and operate senior housing properties in the RIDEA Subsidiaries. The Company consolidates RIDEA Subsidiaries (SH PropCo and SH OpCo) as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIEs’ economic performance. The assets of SH PropCo primarily consist of leased properties (net real estate), rents receivable and cash and cash equivalents; its obligations primarily consist of a note payable to a non-VIE consolidated subsidiary of the Company. The assets of SH OpCo primarily consist of leasehold interests in senior housing facilities (operating leases), resident fees receivable and cash and cash equivalents; its obligations primarily consist of lease payments to SH PropCo and operating expenses of its senior housing facilities (accounts payable and accrued expenses).  Assets generated by the senior housing operations (primarily senior housing resident rents) of RIDEA Subsidiaries may only be used to settle its contractual obligations (primarily the rental costs and operating expenses incurred to manage such facilities). See Note 3 for additional information of the RIDEA Subsidiaries and the Company’s interests therein.

The Company made a loan to an entity that entered into a tax credit structure (“Tax Credit Subsidiary”) and a loan to an entity that made an investment in a development joint venture (“Development JV”) both of which are considered VIEs. The Company consolidates the Tax Credit Subsidiary and Development JV because it is the primary beneficiary as it has the ability to control the activities that most significantly impact the VIEs’ economic performance. The assets and liabilities of the Tax Credit Subsidiary and Development JV substantially consist of development in progress, notes receivable, prepaid expenses, notes payable and accounts payable and accrued liabilities generated from their operating activities. Assets generated by the operating activities of the Tax Credit Subsidiary and Development JV may only be used to settle their contractual obligations.

NOTE 22.    Fair Value Measurements

The following table illustrates the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets. Recognized gains and losses are recorded in other income, net on the Company’s consolidated statements of income. During the year ended December 31, 2014, there were no transfers of financial assets or liabilities within the fair value hierarchy.

The financial assets and liabilities carried at fair value on a recurring basis at December 31, 2014 are as follows (in thousands):

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$43	$43	$—	$—
Interest-rate swap asset(1)	178	—	178	—
Interest-rate swap liabilities(1)	(7,663)	—	(7,663)	—
Currency swap assets(1)	929	—	929	—
Warrants(1)	2,220	—	—	2,220
	$(4,293)	$43	$(6,556)	$2,220

(1)	Interest rate and currency swaps as well as common stock warrant fair values are determined based on observable and unobservable market assumptions utilizing standardized derivative pricing models.

NOTE 23.    Disclosures About Fair Value of Financial Instruments

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

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	December 31,
	2014		2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Loans receivable, net(2)	$906,961	$898,522	$366,001	$373,441
Marketable debt securities(1)(3)	231,442	252,125	244,089	280,850
Marketable equity securities(1)	43	43	—	—
Warrants(3)	2,220	2,220	114	114
Bank line of credit(2)	838,516	838,516	—	—
Term loan(2)	213,610	213,610	226,858	226,858
Senior unsecured notes(1)	7,626,194	8,187,458	6,963,375	7,405,817
Mortgage debt(2)	984,431	1,025,091	1,396,485	1,421,214
Other debt(2)	97,022	97,022	74,909	74,909
Interest-rate swap asset(2)	178	178	2,325	2,325
Interest-rate swap liability(2)	7,663	7,663	8,384	8,384
Currency swap assets(2)	929	929	2,756	2,756

(1)	Level 1: Fair value calculated based on quoted prices in active markets.
(2)

Level 2: Fair value based on quoted prices for similar or identical instruments in active or inactive markets, respectively, or calculated utilizing standardized pricing models in which significant inputs or value drivers are observable in active markets.

(3)	Level 3: Fair value determined based on significant unobservable market inputs using standardized derivative or cash flow pricing models.

NOTE 24.    Derivative Financial Instruments

The following table summarizes the Company’s outstanding interest-rate and foreign currency swap contracts as of December 31, 2014 (dollars and GBP in thousands):

			Fixed
		Hedge	Rate/Buy		Notional/Sell
Date Entered	Maturity Date	Designation	Amount	Floating/Exchange Rate Index	Amount	Fair Value(1)
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(5,939)
November 2008(3)	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	$26,000	(1,724)
July 2012(3)	June 2016	Cash Flow	1.81%	1 Month GBP LIBOR+1.20%	£137,000	178
July 2012(4)	June 2016	Cash Flow	$34,100	Buy USD/Sell GBP	£21,700	276
July 2014(5)	December 2015	Cash Flow	$7,500	Buy USD/Sell GBP	£4,400	653

(1)	Derivative assets are recorded in other assets, net and derivative liabilities are recorded in accounts payable and accrued liabilities on the consolidated balance sheets.
(2)	Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.
(3)	Hedges fluctuations in interest payments on variable-rate unsecured debt due to fluctuations in the underlying benchmark interest rate.
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

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of a derivative instrument due to adverse changes in market prices. Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative contracts, but monitors the credit standing of its counterparties on a regular basis. Should its counterparty fail to perform, the Company could incur a financial loss to the extent that the associated derivative contract was in an asset position. At December 31, 2014, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

On July 16, 2014, the Company entered into a foreign currency swap contract to hedge the foreign currency exchange risk related to GBP interest receipts on two intercompany loans. The cash flow hedge has a fixed USD/GBP exchange rate of 1.7060 (buy $0.6 million and sell £0.4 million monthly) and matures in December 2015. The fair value of the contract at December 31, 2014 was $0.7 million and is included in other assets, net. During the year ended December 31, 2014, there was no ineffective portion related to this hedge.

On July 27, 2012, the Company entered into a foreign currency swap contract to hedge the foreign currency exchange risk related to a portion of the forecasted interest receipts from its GBP denominated senior unsecured notes (see additional discussion of the Four Seasons senior unsecured notes in Note 10). The cash flow hedge has a fixed USD/GBP exchange rate of 1.5695 (buy $11 million and sell £7 million semi-annually) for a portion of its forecasted semi-annual cash receipts denominated in GBP. The foreign currency swap contract matures in June 2016 (the end of the non-call period of the senior unsecured notes). The fair value of the contract at December 31, 2014 was $0.3 million and is included in other assets, net. During the year ended December 31, 2014, there was no ineffective portion related to this hedge.

On July 27, 2012, the Company entered into an interest-rate swap contract that is designated as hedging the interest payments on its GBP denominated Term Loan due to fluctuations in the underlying benchmark interest rate (see additional discussion of the Term Loan in Note 11). The cash flow hedge has a notional amount of £137 million and expires in June

2016 (the maturity of the Term Loan). The fair value of the contract at December 31, 2014 was an asset of $0.2 million and is included in other assets, net. During the year ended December 31, 2014, there was no ineffective portion related to this hedge.

In December 2010, the Company assumed a cash flow hedge as part of a real estate acquisition. During the year ended December 31, 2014, the Company determined a portion of the hedge was ineffective and reclassified $2.2 million of unrealized gains related to this interest-rate swap contract into other income, net.

For the year ended December 31, 2014, the Company earned additional interest income of $1 million and recognized a reduction in interest expense of $4 million, resulting from its cash flow hedging relationships. At December 31, 2014, the Company expects that the hedged forecasted transactions for each of the outstanding qualifying cash flow hedging relationships remain probable of occurring, and as a result, no gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings. During year ended December 31, 2014, there were no ineffective portions related to other outstanding hedges, other than those discussed above.

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

		Effects of Change in Interest and
		Foreign Currency Rates
		+50 Basis	−50 Basis	+100 Basis	−100 Basis
Date Entered	Maturity Date	Points	Points	Points	Points
Interest rates:
July 2005	July 2020	$1,170	$(1,194)	$2,351	$(2,375)
November 2008	October 2016	235	(220)	462	(447)
July 2012	June 2016	1,533	(1,560)	3,079	(3,106)
Foreign Currency:
July 2012	June 2016	(189)	149	(358)	319
July 2014	December 2015	(38)	30	(72)	64

NOTE 25.    Transactions with Related Parties

Mr. Klaritch, an executive vice president of the Company, was previously a senior executive and limited liability company member of MedCap Properties, LLC, which was acquired in October 2003 by HCP and a joint venture of which HCP was the managing member. As part of that transaction, MedCap Properties, LLC contributed certain property interests to a newly-formed entity, HCPI/Tennessee, LLC, in exchange for DownREIT units. In connection with the transactions, Mr. Klaritch received 113,431 non-managing member units in HCPI/Tennessee, LLC in a distribution of his interest in MedCap Properties, LLC. Each DownREIT unit is redeemable for an amount of cash approximating the then-current market value of two shares of HCP’s common stock or, at HCP’s option, two shares of HCP’s common stock (subject to certain adjustments, such as stock splits, stock dividends and reclassifications). During the year ended December 31, 2012, Mr. Klaritch and his affiliates exchanged their remaining approximately 45,000 HCPI/ Tennessee, LLC DownREIT units for approximately 90,000 shares of the Company’s common stock.

NOTE 26.    Selected Quarterly Financial Data (Unaudited)

Selected quarterly information for the years ended December 31, 2014 and 2013 is as follows (in thousands, except per share amounts). Results of operations for properties sold or to be sold have been classified as discontinued operations for all periods presented:

	Three Months Ended During 2014
	March 31	June 30	September 30	December 31
Total revenues	$529,992	$536,121	$596,638	$603,528
Income before income taxes and equity income from and impairments of investments in unconsolidated joint ventures	220,795	208,926	240,946	222,771
Total discontinued operations	29,746	—	—	—
Net income	263,623	222,279	251,059	199,630
Net income applicable to HCP, Inc.	259,111	218,885	247,654	196,583
Dividends paid per common share	0.545	0.545	0.545	0.545
Basic earnings per common share	0.56	0.48	0.54	0.43
Diluted earnings per common share	0.56	0.48	0.54	0.43

	Three Months Ended During 2013
	March 31	June 30	September 30	December 31
Total revenues	$511,184	$512,239	$546,158	$530,297
Income before income taxes and equity income from and impairments of investments in unconsolidated joint ventures	217,667	199,916	214,176	220,256
Total discontinued operations	2,232	2,828	9,824	59,489
Net income	233,784	216,725	236,858	297,639
Net income applicable to HCP, Inc.	230,585	213,401	233,756	293,095
Dividends paid per common share	0.525	0.525	0.525	0.525
Basic earnings per common share	0.51	0.47	0.51	0.64
Diluted earnings per common share	0.51	0.47	0.51	0.64

The above selected quarterly financial data includes the following significant transactions:

•	During the three months ended December 31, 2014, the Company concluded that its 9.4% equity ownership interest in HCRMC was impaired and recorded an impairment charge of $36 million.
•

On August 29, 2014, the Company completed the Brookdale Transaction. As a result, the Company recognized a $38 million net termination fee in rental and related revenues, which represents the termination value for the 49 leases related to the RIDEA Subsidiaries, net of the write-off of the related straight-line rent assets and lease intangibles.

•

The Company’s Board of Directors terminated its former CEO on October 2, 2013. As a result of the termination, the Company incurred general and administrative charges of $26 million that include: (i) the acceleration of $17 million of deferred compensation for restricted stock units and options that vested upon termination; and (ii) severance payments and other costs of approximately $9 million during the quarter ended September 30, 2013.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective, as of December 31, 2014, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2014 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of HCP, Inc.

Irvine, California

We have audited the internal control over financial reporting of HCP, Inc. and subsidiaries (the ‘‘Company’’) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014, of the Company and our report dated February 10, 2015 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 10, 2015

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

We hereby incorporate by reference the information appearing under the captions “Proposal No. 1 Election of Directors,” “Our Executive Officers,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement relating to its 2015 Annual Meeting of Stockholders to be held on April 30, 2015.

ITEM 11.   Executive Compensation

We hereby incorporate by reference the information under the caption “Executive Compensation” in the Registrant’s definitive proxy statement relating to its 2015 Annual Meeting of Stockholders to be held on April 30, 2015.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information under the captions “Security Ownership of Principal Stockholders, Directors and Management” and “Proposal No. 4 HCP, Inc. 2014 Performance Incentive Plan Proposal” in the Registrant’s definitive proxy statement relating to its 2015 Annual Meeting of Stockholders to be held on April 30, 2015.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

We hereby incorporate by reference the information under the captions “Certain Transactions” and “Board of Directors and Corporate Governance” in the Registrant’s definitive proxy statement relating to its 2015 Annual Meeting of Stockholders to be held on April 30, 2015.

ITEM 14.    Principal Accounting Fees and Services

We hereby incorporate by reference under the caption “Audit and Non-Audit Fees” in the Registrant’s definitive proxy statement relating to its 2015 Annual Meeting of Stockholders to be held on April 30, 2015.

PART IV

ITEM 15.   Exhibits, Financial Statement Schedules

(a) 1.  Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts

Allowance Accounts(1)		Additions		Deductions
		Amounts
	Balance at	Charged		Uncollectible
Year Ended	Beginning of	Against	Acquired	Accounts	Disposed	Balance at
December 31,	Year	Operations, net	Properties	Written-off	Properties	End of Year
2014	$49,169	$5,413	$—	$(2,512)	$(693)	$51,377
2013	48,599	2,633	—	(2,063)	—	49,169
2012	49,209	3,724	—	(960)	(3,374)	48,599

(1)	Includes allowance for doubtful accounts, straight-line rent reserves, and allowances for loan and direct financing lease losses.

Schedule III: Real Estate and Accumulated Depreciation

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2014				Year	Latest Income
			Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		State	December 31, 2014	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
Senior housing
1107	Huntsville	AL	$—	$307	$5,813	$—	$307	$5,453	$5,760	$(1,125)	2006	40
2366	Little Rock	AR	—	1,922	14,140	445	2,046	13,967	16,013	(3,030)	2006	45
0786	Douglas	AZ	—	110	703	—	110	703	813	(305)	2005	35
2384	Prescott	AZ	—	1,276	8,660	—	1,276	8,660	9,936	(688)	2012	45
1974	Sun City	AZ	26,908	2,640	33,223	1,620	2,640	34,314	36,954	(4,647)	2011	30
0518	Tucson	AZ	—	2,350	24,037	—	2,350	24,037	26,387	(9,014)	2002	30
1238	Beverly Hills	CA	—	9,872	32,590	2,208	9,872	34,073	43,945	(7,652)	2006	40
2362	Camarillo	CA	—	5,798	19,427	575	5,822	19,202	25,024	(4,073)	2006	45
2352	Carlsbad	CA	—	7,897	14,255	2,063	7,897	15,527	23,424	(2,913)	2006	45
0883	Carmichael	CA	—	4,270	13,846	—	4,270	13,236	17,506	(2,675)	2006	40
2204	Chino Hills	CA	—	3,720	41,183	—	3,720	41,183	44,903	(803)	2014	35
0851	Citrus Heights	CA	—	1,180	8,367	—	1,180	8,037	9,217	(2,298)	2006	29
2092	Clearlake	CA	—	354	4,799	—	354	4,799	5,153	(328)	2012	45
0790	Concord	CA	25,000	6,010	39,601	—	6,010	38,301	44,311	(9,002)	2005	40
2399	Corona	CA	—	2,637	10,134	—	2,637	10,134	12,771	(687)	2012	45
0787	Dana Point	CA	—	1,960	15,946	—	1,960	15,466	17,426	(3,641)	2005	39
2364	Elk Grove	CA	—	2,235	6,339	262	2,235	6,448	8,683	(1,367)	2006	45
0798	Escondido	CA	14,340	5,090	24,253	—	5,090	23,353	28,443	(5,498)	2005	40
2054	Fortuna	CA	—	818	3,295	—	818	3,295	4,113	(996)	2012	50
2079	Fortuna	CA	—	1,346	11,856	—	1,346	11,856	13,202	(2,553)	2012	45
0791	Fremont	CA	8,641	2,360	11,672	—	2,360	11,192	13,552	(2,635)	2005	40
1965	Fresno	CA	18,666	1,730	31,918	6,623	1,730	38,111	39,841	(4,342)	2011	30
0788	Granada Hills	CA	—	2,200	18,257	—	2,200	17,637	19,837	(4,152)	2005	39
1156	Hemet	CA	—	1,270	5,966	214	1,271	5,933	7,204	(1,603)	2006	40
0856	Irvine	CA	—	8,220	14,104	—	8,220	13,564	21,784	(2,537)	2006	45
0227	Lodi	CA	8,664	732	5,453	—	732	5,453	6,185	(2,540)	1997	35
0226	Murrieta	CA	5,822	435	5,729	—	435	5,729	6,164	(2,601)	1997	35
1165	Northridge	CA	—	6,718	26,309	549	6,752	26,015	32,767	(5,464)	2006	40
1561	Orangevale	CA	—	2,160	8,522	1,000	2,160	9,002	11,162	(2,031)	2008	40
1168	Palm Springs	CA	—	1,005	5,183	396	1,005	5,216	6,221	(1,124)	2006	40
0789	Pleasant Hill	CA	6,270	2,480	21,333	—	2,480	20,633	23,113	(4,857)	2005	40
2369	Rancho Mirage	CA	—	1,798	24,053	475	1,811	23,600	25,411	(4,925)	2006	45
2380	Roseville	CA	—	692	21,662	—	692	21,662	22,354	(1,220)	2012	45
2205	Roseville	CA	—	3,844	33,527	—	3,844	33,527	37,371	(641)	2014	35
2353	San Diego	CA	—	6,384	32,072	222	6,384	31,191	37,575	(6,515)	2006	45
1007	San Dimas	CA	—	5,628	31,374	1,324	5,630	31,902	37,532	(6,424)	2006	40
2354	San Juan Capistrano	CA	—	5,983	9,614	189	5,983	9,517	15,500	(2,024)	2006	45
1167	Santa Rosa	CA	—	3,582	21,113	665	3,627	20,964	24,591	(4,451)	2006	40
0793	South San Francisco	CA	9,967	3,000	16,586	—	3,000	16,056	19,056	(3,774)	2005	40
1966	Sun City	CA	14,131	2,650	22,709	2,123	2,650	24,377	27,027	(3,523)	2011	30
0792	Ventura	CA	9,417	2,030	17,379	—	2,030	16,749	18,779	(3,943)	2005	40
1155	Yorba Linda	CA	—	4,968	19,290	308	5,030	18,740	23,770	(3,922)	2006	40
2055	Yreka	CA	—	565	9,184	—	565	9,184	9,749	(643)	2012	45
2373	Colorado Springs	CO	—	1,910	24,479	400	1,910	23,916	25,826	(5,014)	2006	45
0512	Denver	CO	—	2,810	36,021	1,885	2,810	37,906	40,716	(13,823)	2002	30
1233	Denver	CO	—	2,511	30,641	342	2,528	30,164	32,692	(6,310)	2006	40
2146	Denver	CO	—	875	5,693	—	875	5,693	6,568	(433)	2012	45
1000	Greenwood Village	CO	—	3,367	43,610	2,894	3,367	45,708	49,075	(8,217)	2006	40
1234	Lakewood	CO	—	3,012	31,913	321	3,012	31,436	34,448	(6,550)	2006	40
2091	Montrose	CO	—	1,078	24,224	—	1,078	24,224	25,302	(1,383)	2012	50
2085	Glastonbury	CT	—	3,743	9,766	—	3,743	9,766	13,509	(709)	2012	45
2144	Glastonbury	CT	—	1,658	16,046	—	1,658	16,046	17,704	(1,046)	2012	45
0730	Torrington	CT	—	166	11,001	—	166	10,591	10,757	(2,559)	2005	40
2355	Woodbridge	CT	—	2,352	9,929	224	2,363	9,680	12,043	(2,077)	2006	45
0538	Altamonte Springs	FL	—	1,530	7,956	—	1,530	7,136	8,666	(2,140)	2002	40
0861	Apopka	FL	—	920	4,816	—	920	4,716	5,636	(1,112)	2006	35
0852	Boca Raton	FL	—	4,730	17,532	3,602	4,730	20,723	25,453	(5,396)	2006	30
1001	Boca Raton	FL	11,242	2,415	17,923	—	2,415	17,561	19,976	(3,370)	2006	40
0544	Boynton Beach	FL	7,756	1,270	4,773	—	1,270	4,773	6,043	(1,412)	2003	40
1963	Boynton Beach	FL	27,733	2,550	31,521	2,057	2,550	33,017	35,567	(4,499)	2011	30
1964	Boynton Beach	FL	3,882	570	5,649	1,484	570	6,940	7,510	(1,096)	2011	30
0539	Clearwater	FL	—	2,250	2,627	—	2,250	2,627	4,877	(787)	2002	40
0746	Clearwater	FL	—	3,856	12,176	—	3,856	11,321	15,177	(3,901)	2005	40
0862	Clermont	FL	—	440	6,518	—	440	6,418	6,858	(1,513)	2006	35
1002	Coconut Creek	FL	13,443	2,461	16,006	—	2,461	15,620	18,081	(2,998)	2006	40
0492	Delray Beach	FL	11,040	850	6,637	—	850	6,637	7,487	(1,762)	2002	43
0850	Gainesville	FL	—	1,020	13,490	—	1,020	13,090	14,110	(2,809)	2006	40
1095	Gainesville	FL	—	1,221	12,226	—	1,221	12,001	13,222	(2,475)	2006	40
0490	Jacksonville	FL	42,689	3,250	25,936	6,170	3,250	32,106	35,356	(9,743)	2002	35
1096	Jacksonville	FL	—	1,587	15,616	—	1,587	15,298	16,885	(3,155)	2006	40
0855	Lantana	FL	—	3,520	26,452	—	3,520	25,652	29,172	(7,197)	2006	30
1968	Largo	FL	48,642	2,920	64,988	5,741	2,920	69,601	72,521	(9,887)	2011	30
0731	Ocoee	FL	—	2,096	9,322	—	2,096	8,801	10,897	(2,127)	2005	40
0859	Oviedo	FL	—	670	8,071	—	670	7,971	8,641	(1,879)	2006	35
1970	Palm Beach Gardens	FL	26,785	4,820	24,937	14,799	4,820	38,941	43,761	(4,407)	2011	30
1017	Palm Harbor	FL	—	1,462	16,774	500	1,462	16,888	18,350	(3,538)	2006	40
0732	Port Orange	FL	—	2,340	9,898	—	2,340	9,377	11,717	(2,266)	2005	40
1971	Sarasota	FL	22,427	3,050	29,516	2,183	3,050	31,278	34,328	(4,353)	2011	30
0802	St. Augustine	FL	—	830	11,627	—	830	11,227	12,057	(2,994)	2005	35
2194	Springtree	FL	—	1,066	15,874	—	1,066	15,874	16,940	(936)	2013	45
1097	Tallahassee	FL	—	1,331	19,039	—	1,331	18,695	20,026	(3,856)	2006	40
0224	Tampa	FL	—	600	5,566	686	696	6,134	6,830	(2,345)	1997	45
0849	Tampa	FL	—	800	11,340	—	800	10,940	11,740	(2,347)	2006	40
1257	Vero Beach	FL	—	2,035	34,993	201	2,035	33,634	35,669	(6,934)	2006	40
1605	Vero Beach	FL	—	700	16,234	—	700	16,234	16,934	(2,370)	2010	35
1976	West Palm Beach	FL	—	390	2,241	277	390	2,433	2,823	(351)	2011	30
1098	Alpharetta	GA	—	793	8,761	1,181	793	9,656	10,449	(1,921)	2006	40
1099	Atlanta	GA	—	687	5,507	1,281	687	6,388	7,075	(1,260)	2006	40

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2014				Year	Latest Income
			Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		State	December 31, 2014	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
2370	Atlanta	GA	—	2,665	5,911	455	2,669	6,092	8,761	(1,332)	2006	45
2108	Buford	GA	—	562	3,604	—	562	3,604	4,166	(266)	2012	45
2109	Buford	GA	—	536	3,142	—	536	3,142	3,678	(230)	2012	45
2388	Buford	GA	—	1,987	6,561	—	1,987	6,561	8,548	(498)	2012	45
2053	Canton	GA	—	401	17,888	—	401	17,888	18,289	(942)	2012	50
2155	Commerce	GA	—	737	8,228	—	737	8,228	8,965	(548)	2012	45
2165	Hartwell	GA	—	368	6,337	—	368	6,337	6,705	(377)	2012	45
2066	Lawrenceville	GA	—	581	2,669	—	581	2,669	3,250	(239)	2012	45
1241	Lilburn	GA	—	907	17,340	90	907	16,874	17,781	(3,480)	2006	40
2167	Lithia Springs	GA	—	1,031	6,954	—	1,031	6,954	7,985	(520)	2012	40
2105	Macon	GA	—	814	10,890	—	814	10,890	11,704	(601)	2012	45
1112	Marietta	GA	—	894	6,944	725	904	7,392	8,296	(1,561)	2006	40
2395	Marietta	GA	—	987	4,818	—	987	4,818	5,805	(364)	2012	45
2086	Newnan	GA	—	1,227	4,202	—	1,227	4,202	5,429	(349)	2012	45
2147	Stone Mountain	GA	—	264	3,182	—	264	3,182	3,446	(475)	2012	45
2118	Woodstock	GA	—	764	7,334	—	764	7,334	8,098	(464)	2012	45
2157	Woodstock	GA	—	1,926	12,757	—	1,926	12,757	14,683	(806)	2012	45
1088	Davenport	IA	—	511	8,039	—	511	7,868	8,379	(1,623)	2006	40
1093	Marion	IA	—	502	6,865	—	502	6,713	7,215	(1,385)	2006	40
2397	Sioux City	IA	—	197	8,078	—	197	8,078	8,275	(555)	2012	45
1091	Bloomington	IL	—	798	13,091	—	798	12,832	13,630	(2,647)	2006	40
2375	Burr Ridge	IL	—	2,640	23,901	912	2,704	24,749	27,453	(5,330)	2010	45
1089	Champaign	IL	—	101	4,207	1,592	279	5,463	5,742	(1,023)	2006	40
2200	Deer Park	IL	—	4,172	2,417	10,660	4,172	13,077	17,249	—	2014	*
2367	Hoffman Estates	IL	—	1,701	12,037	244	1,704	11,694	13,398	(2,458)	2006	45
1090	Macomb	IL	—	81	6,062	—	81	5,905	5,986	(1,218)	2006	40
1143	Mt. Vernon	IL	—	296	15,935	3,562	512	18,949	19,461	(3,619)	2006	40
1969	Niles	IL	25,672	3,790	32,912	3,853	3,790	36,040	39,830	(5,106)	2011	30
1005	Oak Park	IL	25,358	3,476	35,259	1,862	3,476	36,575	40,051	(6,702)	2006	40
1961	Olympia Fields	IL	29,011	4,120	29,400	1,670	4,120	30,546	34,666	(4,173)	2011	30
1162	Orland Park	IL	—	2,623	23,154	224	2,623	22,748	25,371	(4,729)	2006	40
1092	Peoria	IL	—	404	10,050	—	404	9,840	10,244	(2,030)	2006	40
2376	Prospect Heights	IL	—	2,680	20,299	953	2,725	21,207	23,932	(4,677)	2010	45
1952	Vernon Hills	IL	42,575	4,900	45,854	2,367	4,900	47,535	52,435	(6,215)	2011	30
1237	Wilmette	IL	—	1,100	9,373	—	1,100	9,149	10,249	(1,887)	2006	40
0379	Evansville	IN	—	500	9,302	—	500	7,762	8,262	(2,633)	1999	45
1144	Indianapolis	IN	—	1,197	7,718	—	1,197	7,486	8,683	(1,544)	2006	40
0457	Jasper	IN	—	165	5,952	359	165	6,311	6,476	(2,445)	2001	35
2047	Kokomo	IN	—	296	3,245	—	296	3,245	3,541	(463)	2012	30
2242	Kokomo	IN	—	230	—	—	230	—	230	—	2014	**
1146	West Lafayette	IN	—	813	10,876	—	813	10,626	11,439	(2,192)	2006	40
2371	Edgewood	KY	—	1,868	4,934	339	1,915	4,796	6,711	(1,062)	2006	45
0697	Lexington	KY	8,010	2,093	16,917	—	2,093	16,299	18,392	(5,702)	2004	30
1105	Louisville	KY	—	1,499	26,252	240	1,513	25,868	27,381	(5,417)	2006	40
2115	Murray	KY	—	288	7,400	—	288	7,400	7,688	(517)	2012	45
2135	Paducah	KY	—	621	16,768	—	621	16,768	17,389	(884)	2012	50
2358	Danvers	MA	—	4,616	30,692	243	4,621	30,344	34,965	(6,348)	2006	45
2363	Dartmouth	MA	—	3,145	6,880	516	3,176	7,117	10,293	(1,537)	2006	45
2357	Dedham	MA	—	3,930	21,340	267	3,930	21,032	24,962	(4,401)	2006	45
1158	Plymouth	MA	—	2,434	9,027	441	2,438	8,987	11,425	(1,927)	2006	40
2365	Baltimore	MD	—	1,684	18,889	380	1,696	18,834	20,530	(3,943)	2006	45
1249	Frederick	MD	—	609	9,158	333	609	9,248	9,857	(1,969)	2006	40
2356	Pikesville	MD	—	1,416	8,854	288	1,416	8,681	10,097	(1,920)	2006	45
0281	Westminster	MD	—	768	5,251	—	768	4,853	5,621	(1,348)	1998	45
0546	Cape Elizabeth	ME	—	630	3,524	93	630	3,617	4,247	(1,066)	2003	40
0545	Saco	ME	—	80	2,363	155	80	2,518	2,598	(738)	2003	40
1258	Auburn Hills	MI	—	2,281	10,692	—	2,281	10,692	12,973	(2,205)	2006	40
1248	Farmington Hills	MI	—	1,013	12,119	404	1,013	12,178	13,191	(2,636)	2006	40
1094	Portage	MI	—	100	5,700	4,617	100	9,950	10,050	(1,914)	2006	40
0472	Sterling Heights	MI	—	920	7,326	—	920	7,326	8,246	(2,791)	2001	35
1259	Sterling Heights	MI	—	1,593	11,500	—	1,593	11,181	12,774	(2,306)	2006	40
2143	Champlin	MN	—	1,576	26,725	—	1,576	26,725	28,301	(5,459)	2012	50
1235	Des Peres	MO	—	4,361	20,664	—	4,361	20,046	24,407	(4,134)	2006	40
1236	Richmond Heights	MO	—	1,744	24,232	—	1,744	23,548	25,292	(4,857)	2006	40
0853	St. Louis	MO	—	2,500	20,343	—	2,500	19,853	22,353	(5,680)	2006	30
2081	St. Peters	MO	—	1,377	31,508	—	1,377	31,508	32,885	(2,004)	2012	45
2074	Oxford	MS	—	2,003	14,140	—	2,003	14,140	16,143	(850)	2012	45
0842	Great Falls	MT	—	500	5,683	—	500	5,423	5,923	(1,197)	2006	40
2163	Great Falls	MT	—	252	9,908	—	252	9,908	10,160	(576)	2012	45
0878	Charlotte	NC	—	710	9,559	—	710	9,159	9,869	(1,851)	2006	40
2374	Charlotte	NC	—	2,051	6,529	—	2,051	6,529	8,580	(1,073)	2010	45
1119	Concord	NC	—	601	7,615	166	612	7,546	8,158	(1,618)	2006	40
2126	Mooresville	NC	—	2,538	37,617	—	2,538	37,617	40,155	(2,106)	2012	50
1254	Raleigh	NC	—	1,191	11,532	304	1,191	11,549	12,740	(2,420)	2006	40
2127	Minot	ND	—	685	16,047	—	685	16,047	16,732	(960)	2012	45
2080	Kearney	NE	—	856	22,584	—	856	22,584	23,440	(1,326)	2012	45
2169	Lexington	NE	—	474	8,405	—	474	8,405	8,879	(678)	2012	40
2168	Mc Cook	NE	—	1,024	13,789	—	1,024	13,789	14,813	(1,111)	2012	40
2129	Seward	NE	—	792	18,276	—	792	18,276	19,068	(1,259)	2012	40
2119	Wayne	NE	—	1,005	13,953	—	1,005	13,953	14,958	(880)	2012	45
1599	Cherry Hill	NJ	—	2,420	11,042	1,000	2,420	11,492	13,912	(1,910)	2010	25
1239	Cresskill	NJ	—	4,684	53,927	111	4,684	53,052	57,736	(10,954)	2006	40
0734	Hillsborough	NJ	—	1,042	10,042	—	1,042	9,576	10,618	(2,314)	2005	40
1242	Madison	NJ	—	3,157	19,909	61	3,157	19,385	22,542	(4,013)	2006	40
0733	Manahawkin	NJ	—	921	9,927	—	921	9,461	10,382	(2,286)	2005	40
2359	Paramus	NJ	—	4,280	31,684	207	4,280	31,190	35,470	(6,508)	2006	45
1231	Saddle River	NJ	—	1,784	15,625	308	1,784	15,489	17,273	(3,251)	2006	40
0245	Voorhees Township	NJ	—	900	7,629	—	900	7,629	8,529	(2,637)	1998	45
0213	Albuquerque	NM	—	767	9,324	—	767	8,825	9,592	(3,448)	1996	45
2387	Albuquerque	NM	—	2,223	8,049	—	2,223	8,049	10,272	(551)	2012	45
2161	Rio Rancho	NM	—	1,154	13,726	—	1,154	13,726	14,880	(891)	2012	40
2121	Roswell	NM	—	618	7,038	—	618	7,038	7,656	(545)	2012	45

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2014				Year	Latest Income
			Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		State	December 31, 2014	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
2150	Roswell	NM	—	837	8,614	—	837	8,614	9,451	(693)	2012	45
0796	Las Vegas	NV	—	1,960	5,816	—	1,960	5,426	7,386	(1,278)	2005	40
2110	Las Vegas	NV	—	667	14,469	—	667	14,469	15,136	(1,032)	2012	45
1252	Brooklyn	NY	—	8,117	23,627	692	8,117	23,743	31,860	(5,186)	2006	40
1256	Brooklyn	NY	—	5,215	39,052	257	5,215	38,458	43,673	(7,971)	2006	40
2177	Clifton Park	NY	—	2,257	11,470	—	2,257	11,470	13,727	(768)	2012	50
2176	Greece	NY	—	666	9,569	—	666	9,569	10,235	(634)	2012	45
2178	Greece	NY	—	601	7,362	—	601	7,362	7,963	(497)	2012	45
2174	Orchard Park	NY	—	726	17,735	—	726	17,735	18,461	(1,240)	2012	45
2175	Orchard Park	NY	—	478	11,961	—	478	11,961	12,439	(826)	2012	45
0473	Cincinnati	OH	—	600	4,428	—	600	4,428	5,028	(1,687)	2001	35
0841	Columbus	OH	—	970	7,806	1,023	970	8,438	9,408	(1,821)	2006	40
0857	Fairborn	OH	—	810	8,311	—	810	8,011	8,821	(1,926)	2006	36
1147	Fairborn	OH	—	298	10,704	3,068	298	13,541	13,839	(2,665)	2006	40
1386	Marietta	OH	—	1,069	11,435	—	1,069	11,230	12,299	(3,489)	2007	40
1253	Poland	OH	—	695	10,444	273	695	10,379	11,074	(2,114)	2006	40
1159	Willoughby	OH	—	1,177	9,982	295	1,194	9,855	11,049	(2,090)	2006	40
2158	Broken Arrow	OK	—	1,115	18,852	—	1,115	18,852	19,967	(1,071)	2012	45
2122	Muskogee	OK	—	412	2,815	—	412	2,815	3,227	(251)	2012	45
2083	Oklahoma City	OK	—	2,116	28,007	—	2,116	28,007	30,123	(1,621)	2012	45
2372	Oklahoma City	OK	—	801	4,904	265	811	4,776	5,587	(1,048)	2006	45
2383	Oklahoma City	OK	—	1,345	3,943	—	1,345	3,943	5,288	(318)	2012	45
2070	Tahlequah	OK	—	256	5,648	—	256	5,648	5,904	(381)	2012	45
1160	Tulsa	OK	—	1,115	11,028	282	1,129	10,607	11,736	(2,251)	2006	40
2130	Ashland	OR	—	—	19,303	—	—	19,303	19,303	(1,174)	2012	45
2103	Eagle Point	OR	—	609	12,117	—	609	12,117	12,726	(712)	2012	45
2179	Eldorado Heights	OR	—	311	7,868	—	311	7,868	8,179	(437)	2013	45
2098	Eugene	OR	—	1,082	18,858	—	1,082	18,858	19,940	(1,080)	2012	50
2104	Eugene	OR	—	653	13,568	—	653	13,568	14,221	(791)	2012	45
2390	Grants Pass	OR	—	430	3,267	—	430	3,267	3,697	(249)	2012	45
2393	Grants Pass	OR	—	774	13,230	—	774	13,230	14,004	(759)	2012	45
2391	Grants Pass	OR	—	1,064	16,124	—	1,064	16,124	17,188	(865)	2012	45
2392	Grants Pass	OR	—	618	2,932	—	618	2,932	3,550	(338)	2012	45
2139	Gresham	OR	—	465	6,403	—	465	6,403	6,868	(382)	2012	50
2182	Hermiston Terrace	OR	2,853	582	8,087	—	582	8,087	8,669	(400)	2013	45
2140	Lebanon	OR	—	505	12,571	—	505	12,571	13,076	(755)	2012	50
2152	McMinnville	OR	—	3,203	24,909	—	3,203	24,909	28,112	(2,247)	2012	45
2159	McMinnville	OR	—	1,374	6,118	—	1,374	6,118	7,492	(2,277)	2012	45
2090	Monmouth	OR	—	490	1,278	—	490	1,278	1,768	(133)	2012	50
2106	Monmouth	OR	—	603	8,538	—	603	8,538	9,141	(557)	2012	45
2089	Newberg	OR	—	1,889	16,855	—	1,889	16,855	18,744	(966)	2012	50
2133	Portland	OR	—	1,615	12,030	—	1,615	12,030	13,645	(655)	2012	50
2151	Portland	OR	—	1,677	9,469	—	1,677	9,469	11,146	(667)	2012	45
2171	Portland	OR	—	—	16,087	—	—	16,087	16,087	(836)	2012	50
2050	Redmond	OR	—	1,229	21,921	—	1,229	21,921	23,150	(1,126)	2012	50
2131	River Road	OR	2,915	551	6,454	—	551	6,454	7,005	(346)	2013	45
2084	Roseburg	OR	—	1,042	12,090	—	1,042	12,090	13,132	(787)	2012	45
2134	Scappoose	OR	—	353	1,258	—	353	1,258	1,611	(109)	2012	50
2153	Scappoose	OR	—	971	7,116	—	971	7,116	8,087	(533)	2012	45
2051	Springfield	OR	—	1,124	22,515	—	1,124	22,515	23,639	(1,231)	2012	50
2057	Springfield	OR	—	527	6,035	—	527	6,035	6,562	(410)	2012	45
2056	Stayton	OR	—	48	569	—	48	569	617	(64)	2012	45
2058	Stayton	OR	—	253	8,621	—	253	8,621	8,874	(561)	2012	45
2088	Tualatin	OR	—	—	6,326	—	—	6,326	6,326	(531)	2012	45
2180	Windfield Village	OR	3,507	580	9,817	—	580	9,817	10,397	(525)	2013	45
1163	Haverford	PA	—	16,461	108,816	4,348	16,461	111,552	128,013	(23,835)	2006	40
2063	Selinsgrove	PA	—	529	9,111	—	529	9,111	9,640	(660)	2012	45
1967	Cumberland	RI	—	2,630	19,050	770	2,630	19,473	22,103	(2,704)	2011	30
1959	East Providence	RI	14,715	1,890	13,989	1,158	1,890	14,894	16,784	(2,125)	2011	30
1960	Greenwich	RI	8,059	450	11,845	1,313	450	12,893	13,343	(1,900)	2011	30
1972	Smithfield	RI	—	1,250	17,816	653	1,250	18,134	19,384	(2,610)	2011	30
1973	South Kingstown	RI	—	1,390	12,551	630	1,390	12,918	14,308	(1,766)	2011	30
1975	Tiverton	RI	—	3,240	25,735	651	3,240	25,955	29,195	(3,520)	2011	30
1962	Warwick	RI	14,399	1,050	17,389	1,668	1,050	18,701	19,751	(2,792)	2011	30
1104	Aiken	SC	—	357	14,832	151	363	14,471	14,834	(3,044)	2006	40
1100	Charleston	SC	—	885	14,124	292	896	14,075	14,971	(2,988)	2006	40
1109	Columbia	SC	—	408	7,527	131	412	7,458	7,870	(1,581)	2006	40
2154	Florence	SC	—	255	4,052	—	255	4,052	4,307	(326)	2012	45
0306	Georgetown	SC	—	239	3,008	—	239	3,008	3,247	(1,036)	1998	45
0879	Greenville	SC	—	1,090	12,558	—	1,090	12,058	13,148	(2,437)	2006	40
1172	Greenville	SC	—	993	16,314	437	1,006	15,838	16,844	(3,300)	2006	40
2059	Greenville	SC	—	149	3,827	—	149	3,827	3,976	(306)	2012	45
2099	Hilton Head Island	SC	—	828	6,285	—	828	6,285	7,113	(482)	2012	45
2111	Hilton Head Island	SC	—	1,107	1,873	—	1,107	1,873	2,980	(183)	2012	45
2112	Hilton Head Island	SC	—	621	2,234	—	621	2,234	2,855	(204)	2012	45
0305	Lancaster	SC	—	84	2,982	—	84	2,982	3,066	(943)	1998	45
0880	Myrtle Beach	SC	—	900	10,913	—	900	10,513	11,413	(2,124)	2006	40
0312	Rock Hill	SC	—	203	2,671	—	203	2,671	2,874	(900)	1998	45
1113	Rock Hill	SC	—	695	4,119	322	795	4,126	4,921	(972)	2006	40
2076	Rock Hill	SC	—	919	14,741	—	919	14,741	15,660	(939)	2012	45
2093	Rock Hill	SC	—	503	4,281	—	503	4,281	4,784	(304)	2012	45
0313	Sumter	SC	—	196	2,623	—	196	2,623	2,819	(904)	1998	45
2067	West Columbia	SC	—	220	2,662	—	220	2,662	2,882	(242)	2012	45
2132	Cordova	TN	—	2,167	5,829	—	2,167	5,829	7,996	(431)	2012	45
2060	Franklin	TN	—	2,475	27,337	—	2,475	27,337	29,812	(1,591)	2012	45
2385	Hendersonville	TN	—	1,298	2,464	—	1,298	2,464	3,762	(249)	2012	45
2073	Kingsport	TN	—	1,113	8,625	—	1,113	8,625	9,738	(560)	2012	45
2381	Memphis	TN	—	1,315	9,787	—	1,315	9,787	11,102	(553)	2012	45
1003	Nashville	TN	10,860	812	16,983	2,524	812	18,759	19,571	(3,223)	2006	40
2094	Nashville	TN	—	1,444	14,436	—	1,444	14,436	15,880	(833)	2012	45
0860	Oak Ridge	TN	—	500	4,741	—	500	4,641	5,141	(1,094)	2006	35
0843	Abilene	TX	—	300	2,830	—	300	2,710	3,010	(582)	2006	39

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2014				Year	Latest Income
		State/	Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		Country	December 31, 2014	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
2107	Amarillo	TX	—	1,315	26,838	—	1,315	26,838	28,153	(1,530)	2012	45
1004	Arlington	TX	13,896	2,002	19,110	—	2,002	18,729	20,731	(3,594)	2006	40
1116	Arlington	TX	—	2,494	12,192	249	2,540	11,873	14,413	(2,528)	2006	40
0511	Austin	TX	—	2,960	41,645	—	2,960	41,645	44,605	(15,617)	2002	30
2377	Austin	TX	—	2,860	17,359	497	2,973	17,743	20,716	(4,139)	2010	45
0202	Beaumont	TX	—	145	10,404	—	145	10,020	10,165	(3,989)	1996	45
2075	Bedford	TX	—	1,204	26,845	—	1,204	26,845	28,049	(1,532)	2012	45
0844	Burleson	TX	—	1,050	5,242	—	1,050	4,902	5,952	(1,052)	2006	40
0848	Cedar Hill	TX	—	1,070	11,554	—	1,070	11,104	12,174	(2,383)	2006	40
1325	Cedar Hill	TX	—	440	7,494	—	440	6,974	7,414	(1,351)	2007	40
2396	Dallas	TX	—	2,120	8,986	—	2,120	8,986	11,106	(602)	2012	45
0513	Fort Worth	TX	—	2,830	50,832	—	2,830	50,832	53,662	(19,062)	2002	30
0506	Friendswood	TX	—	400	7,354	—	400	7,354	7,754	(2,043)	2002	45
0217	Houston	TX	—	835	7,195	—	835	7,195	8,030	(2,721)	1997	45
0491	Houston	TX	—	2,470	21,710	750	2,470	22,460	24,930	(8,327)	2002	35
1106	Houston	TX	—	1,008	15,333	183	1,020	15,098	16,118	(3,173)	2006	40
1111	Houston	TX	—	1,877	25,372	247	1,961	24,491	26,452	(5,138)	2006	40
1955	Houston	TX	48,357	9,820	50,079	5,470	9,820	54,263	64,083	(7,715)	2011	30
1957	Houston	TX	31,758	8,170	37,285	3,233	8,170	39,697	47,867	(5,526)	2011	30
1958	Houston	TX	29,241	2,910	37,443	3,672	2,910	40,224	43,134	(5,659)	2011	30
2068	Houston	TX	—	985	18,824	—	985	18,824	19,809	(1,086)	2012	45
0820	Irving	TX	—	710	9,949	—	710	9,359	10,069	(2,407)	2005	35
2394	Kerrville	TX	—	1,459	33,407	—	1,459	33,407	34,866	(2,011)	2012	45
2389	Lubbock	TX	—	1,143	4,656	—	1,143	4,656	5,799	(361)	2012	45
0845	North Richland Hills	TX	—	520	5,117	—	520	4,807	5,327	(1,032)	2006	40
0846	North Richland Hills	TX	—	870	9,259	—	870	8,819	9,689	(2,163)	2006	35
2113	North Richland Hills	TX	—	909	11,337	—	909	11,337	12,246	(656)	2012	45
1102	Plano	TX	—	494	12,518	145	505	12,247	12,752	(2,574)	2006	40
2379	Plano	TX	—	590	6,930	—	590	6,930	7,520	(470)	2012	45
2162	Portland	TX	—	1,233	14,001	—	1,233	14,001	15,234	(940)	2012	45
0494	San Antonio	TX	7,623	730	3,961	—	730	3,961	4,691	(1,122)	2002	45
2378	San Antonio	TX	—	2,860	17,030	282	2,880	17,292	20,172	(4,014)	2010	45
2116	Sherman	TX	—	209	3,492	—	209	3,492	3,701	(251)	2012	45
1954	Sugar Land	TX	31,275	3,420	36,846	3,071	3,420	39,246	42,666	(5,576)	2011	30
1103	The Woodlands	TX	—	802	17,358	228	869	17,071	17,940	(3,597)	2006	40
0195	Victoria	TX	12,337	175	4,290	3,101	175	7,018	7,193	(2,184)	1995	43
0847	Waxahachie	TX	—	390	3,879	—	390	3,659	4,049	(785)	2006	40
1953	Webster	TX	29,882	4,780	30,854	2,798	4,780	32,994	37,774	(4,764)	2011	30
2069	Cedar City	UT	—	437	8,706	—	437	8,706	9,143	(520)	2012	45
2368	Salt Lake City	UT	—	2,621	22,072	287	2,654	21,371	24,025	(4,456)	2006	45
2386	St. George	UT	—	683	9,436	—	683	9,436	10,119	(586)	2012	45
1244	Arlington	VA	—	3,833	7,076	239	3,833	7,078	10,911	(1,495)	2006	40
1245	Arlington	VA	—	7,278	37,407	445	7,278	36,967	44,245	(7,727)	2006	40
2360	Arlington	VA	—	4,320	19,567	455	4,320	19,444	23,764	(4,194)	2006	45
0881	Chesapeake	VA	—	1,090	12,444	—	1,090	11,944	13,034	(2,414)	2006	40
1247	Falls Church	VA	—	2,228	8,887	203	2,228	8,875	11,103	(1,879)	2006	40
1164	Fort Belvoir	VA	—	11,594	99,528	7,496	11,594	105,026	116,620	(22,506)	2006	40
1250	Leesburg	VA	—	607	3,236	120	607	3,210	3,817	(2,421)	2006	35
2361	Richmond	VA	—	2,110	11,469	281	2,110	11,324	13,434	(2,413)	2006	45
1246	Sterling	VA	—	2,360	22,932	555	2,360	22,973	25,333	(4,851)	2006	40
2077	Sterling	VA	—	1,046	15,788	—	1,046	15,788	16,834	(883)	2012	45
0225	Woodbridge	VA	—	950	6,983	—	950	6,983	7,933	(2,520)	1997	45
1173	Bellevue	WA	—	3,734	16,171	210	3,737	15,813	19,550	(3,300)	2006	40
2095	College Place	WA	—	758	8,051	—	758	8,051	8,809	(555)	2012	45
1240	Edmonds	WA	—	1,418	16,502	71	1,418	16,102	17,520	(3,338)	2006	40
2172	Ellensburg	WA	—	759	5,699	—	759	5,699	6,458	(488)	2012	40
2160	Kenmore	WA	—	3,284	16,641	—	3,284	16,641	19,925	(955)	2012	45
0797	Kirkland	WA	—	1,000	13,403	—	1,000	13,043	14,043	(3,071)	2005	40
1174	Lynnwood	WA	—	1,203	7,415	326	1,203	7,741	8,944	(3,524)	2006	40
1251	Mercer Island	WA	—	4,209	8,123	318	4,209	8,236	12,445	(1,854)	2006	40
2141	Moses Lake	WA	—	429	4,417	—	429	4,417	4,846	(414)	2012	50
2096	Poulsbo	WA	—	1,801	18,068	—	1,801	18,068	19,869	(1,120)	2012	45
2102	Richland	WA	—	249	5,067	—	249	5,067	5,316	(301)	2012	45
0794	Shoreline	WA	8,755	1,590	10,671	—	1,590	10,261	11,851	(2,416)	2005	40
0795	Shoreline	WA	—	4,030	26,421	—	4,030	25,651	29,681	(5,966)	2005	39
1175	Snohomish	WA	—	1,541	10,228	195	1,541	10,164	11,705	(4,023)	2006	40
2097	Spokane	WA	—	903	5,363	—	903	5,363	6,266	(433)	2012	45
2061	Vancouver	WA	—	513	4,556	—	513	4,556	5,069	(347)	2012	45
2062	Vancouver	WA	—	1,498	9,997	—	1,498	9,997	11,495	(597)	2012	45
2052	Yakima	WA	—	557	5,897	—	557	5,897	6,454	(375)	2012	50
2078	Yakima	WA	—	353	5,668	—	353	5,668	6,021	(325)	2012	45
2114	Yakima	WA	—	721	8,872	—	721	8,872	9,593	(605)	2012	45
2382	Appleton	WI	—	182	12,581	—	182	12,581	12,763	(733)	2012	45
2170	Madison	WI	—	834	10,050	—	834	10,050	10,884	(672)	2012	40
2398	Stevens Point	WI	—	801	16,687	—	801	16,687	17,488	(763)	2012	45
2117	Bridgeport	WV	—	3,174	15,437	—	3,174	15,437	18,611	(1,211)	2012	45
2125	Bridgeport	WV	—	3,280	4,181	—	3,280	4,181	7,461	(406)	2012	45
2142	Cody	WY	—	708	9,926	—	708	9,926	10,634	(521)	2012	50
2148	Sheridan	WY	—	915	12,047	—	915	12,047	12,962	(750)	2012	45
United Kingdom
2216	Alderley Edge	UK	—	1,442	10,047	—	1,442	10,047	11,489	(123)	2014	60
2217	Alderley Edge	UK	—	1,403	7,867	—	1,403	7,867	9,270	(101)	2014	60
2206	Bangor	UK	—	444	2,378	—	444	2,378	2,822	(40)	2014	50
2214	Barnsley	UK	—	1,150	1,948	—	1,150	1,948	3,098	(60)	2014	50
2207	Batley	UK	—	748	3,691	—	748	3,691	4,439	(85)	2014	45
2223	Catterick Garrison	UK	—	920	1,690	—	920	1,690	2,610	(55)	2014	50
2226	Chester	UK	—	608	5,880	—	608	5,880	6,488	(24)	2014	50
2208	Elstead	UK	—	1,029	3,527	—	1,029	3,527	4,556	(65)	2014	45
2213	Ilkley	UK	—	1,099	2,902	—	1,099	2,902	4,001	(76)	2014	45
2222	Knebworth	UK	—	959	6,985	—	959	6,985	7,944	(108)	2014	50
2215	Leeds	UK	—	580	917	—	580	917	1,497	(37)	2014	45
2228	Leeds	UK	—	524	3,879	—	524	3,879	4,403	(20)	2014	50

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2014				Year	Latest Income
			Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		State	December 31, 2014	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
2210	Macclesfield	UK	—	631	8,191	—	631	8,191	8,822	(127)	2014	45
2211	Macclesfield	UK	—	655	4,976	—	655	4,976	5,631	(67)	2014	60
2218	Nantwich	UK	—	1,146	7,479	—	1,146	7,479	8,625	(106)	2014	60
2219	Ripon	UK	—	218	1,044	—	218	1,044	1,262	(24)	2014	45
2221	Stockport	UK	—	398	1,867	—	398	1,867	2,265	(33)	2014	50
2227	Stockport	UK	—	795	4,567	—	795	4,567	5,362	(19)	2014	60
2224	Stockton-On-Tees	UK	—	337	2,403	—	337	2,403	2,740	(45)	2014	50
2209	Tadworht	UK	—	1,201	4,475	—	1,201	4,475	5,676	(76)	2014	45
2220	Thornton-Clevele	UK	—	1,052	5,262	—	1,052	5,262	6,314	(90)	2014	50
2225	Wadebridge	UK	—	343	7,097	—	343	7,097	7,440	(97)	2014	50
2212	York	UK	—	505	646	—	505	646	1,151	(25)	2014	50
			$764,523	$632,398	$5,175,389	$163,820	$634,035	$5,246,484	$5,880,519	$(876,836)
Post-acute/skilled nursing
0002	Fort Collins	CO	—	499	1,913	1,454	499	3,114	3,613	(3,114)	1985	25
0018	Morrison	CO	—	1,429	5,464	4,019	1,429	8,758	10,187	(8,613)	1985	24
0280	Statesboro	GA	—	168	1,508	—	168	1,509	1,677	(907)	1992	25
0297	Rexburg	ID	—	200	5,310	—	200	5,057	5,257	(2,383)	1998	35
0378	Anderson	IN	—	500	4,724	10,341	1,166	13,998	15,164	(2,628)	1999	35
0384	Angola	IN	—	130	2,900	2,791	130	5,691	5,821	(1,520)	1999	35
0385	Fort Wayne	IN	—	200	4,150	2,667	200	6,817	7,017	(2,298)	1999	38
0386	Fort Wayne	IN	—	140	3,760	—	140	3,760	3,900	(1,629)	1999	35
0387	Huntington	IN	—	30	2,970	338	30	3,308	3,338	(1,346)	1999	35
0373	Kokomo	IN	—	250	4,622	1,294	250	5,653	5,903	(1,716)	1999	45
0454	New Albany	IN	—	230	6,595	—	230	6,595	6,825	(2,591)	2001	35
0484	Tell City	IN	—	95	6,208	1,299	95	7,509	7,604	(2,140)	2001	45
0688	Cynthiana	KY	—	192	4,875	—	192	4,875	5,067	(1,205)	2004	40
0298	Franklin	LA	—	405	3,424	—	405	3,424	3,829	(2,029)	1998	25
0299	Morgan City	LA	—	203	2,050	—	203	2,050	2,253	(1,214)	1998	25
0388	Las Vegas	NV	—	1,300	3,950	5,124	1,300	9,074	10,374	(2,091)	1999	35
0389	Las Vegas	NV	—	1,300	5,800	—	1,300	5,800	7,100	(2,513)	1999	35
0390	Fairborn	OH	—	250	4,850	—	250	4,850	5,100	(2,102)	1999	35
0391	Georgetown	OH	—	130	4,970	—	130	4,970	5,100	(2,154)	1999	35
0392	Port Clinton	OH	—	370	3,630	—	370	3,630	4,000	(1,573)	1999	35
0393	Springfield	OH	—	250	3,950	2,113	250	6,063	6,313	(2,029)	1999	35
0394	Toledo	OH	—	120	5,130	—	120	5,130	5,250	(2,223)	1999	35
0395	Versailles	OH	—	120	4,980	—	120	4,980	5,100	(2,158)	1999	35
0285	Fort Worth	TX	—	243	2,036	269	243	2,305	2,548	(1,380)	1998	25
0296	Ogden	UT	—	250	4,685	—	250	4,432	4,682	(2,067)	1998	35
0681	Fishersville	VA	—	751	7,734	—	751	7,220	7,971	(1,931)	2004	40
0682	Floyd	VA	—	309	2,263	—	309	1,893	2,202	(805)	2004	25
0689	Independence	VA	—	206	8,366	—	206	7,810	8,016	(2,066)	2004	40
0683	Newport News	VA	—	535	6,192	—	535	5,719	6,254	(1,529)	2004	40
0684	Roanoke	VA	—	586	7,159	—	586	6,696	7,282	(1,789)	2004	40
0685	Staunton	VA	—	422	8,681	—	422	8,136	8,558	(2,173)	2004	40
0686	Williamsburg	VA	—	699	4,886	—	699	4,464	5,163	(1,195)	2004	40
0690	Windsor	VA	—	319	7,543	—	319	7,018	7,337	(1,857)	2004	40
0687	Woodstock	VA	—	603	5,395	9	605	4,989	5,594	(1,335)	2004	40
			$—	$13,434	$162,673	$31,718	$14,102	$187,297	$201,399	$(70,303)
Life science
1482	Brisbane	CA	—	50,989	1,789	39,927	50,989	41,716	92,705	—	2007	**
1481	Carlsbad	CA	—	30,300	—	7,731	30,300	7,731	38,031	—	2007	**
1522	Carlsbad	CA	—	23,475	—	2,821	23,475	2,821	26,296	—	2007	**
1401	Hayward	CA	—	900	7,100	915	900	8,015	8,915	(1,667)	2007	40
1402	Hayward	CA	—	1,500	6,400	3,682	1,719	9,863	11,582	(2,475)	2007	40
1403	Hayward	CA	—	1,900	7,100	1,362	1,900	8,208	10,108	(1,323)	2007	40
1404	Hayward	CA	—	2,200	17,200	12	2,200	17,212	19,412	(3,192)	2007	40
1405	Hayward	CA	—	1,000	3,200	7,478	1,000	10,678	11,678	(3,849)	2007	40
1549	Hayward	CA	—	1,006	4,259	1,602	1,055	5,694	6,749	(2,043)	2007	29
1550	Hayward	CA	—	677	2,761	5,302	710	7,976	8,686	(2,082)	2007	29
1551	Hayward	CA	—	661	1,995	4,253	693	6,216	6,909	(1,402)	2007	29
1552	Hayward	CA	—	1,187	7,139	1,310	1,223	8,113	9,336	(2,019)	2007	29
1553	Hayward	CA	—	1,189	9,465	1,478	1,225	10,908	12,133	(2,603)	2007	29
1554	Hayward	CA	—	1,246	5,179	1,867	1,283	7,008	8,291	(2,491)	2007	29
1555	Hayward	CA	—	1,521	13,546	5,890	1,566	19,391	20,957	(3,840)	2007	29
1556	Hayward	CA	—	1,212	5,120	3,049	1,248	7,795	9,043	(2,542)	2007	29
1424	La Jolla	CA	—	9,600	25,283	6,603	9,648	30,900	40,548	(6,190)	2007	40
1425	La Jolla	CA	—	6,200	19,883	125	6,276	19,931	26,207	(3,739)	2007	40
1426	La Jolla	CA	—	7,200	12,412	4,377	7,291	16,697	23,988	(5,466)	2007	27
1427	La Jolla	CA	—	8,700	16,983	3,787	8,746	20,723	29,469	(4,775)	2007	30
1947	La Jolla	CA	11,777	2,581	10,534	139	2,581	10,673	13,254	(1,407)	2011	30
1949	La Jolla	CA	7,765	2,686	11,045	575	2,686	11,620	14,306	(1,823)	2011	30
2229	La Jolla	CA	—	8,753	32,528	794	8,753	33,323	42,076	(465)	2014	35
1488	Mountain View	CA	—	7,300	25,410	1,901	7,567	27,044	34,611	(5,164)	2007	40
1489	Mountain View	CA	—	6,500	22,800	1,866	6,500	24,666	31,166	(4,736)	2007	40
1490	Mountain View	CA	—	4,800	9,500	442	4,800	9,942	14,742	(1,938)	2007	40
1491	Mountain View	CA	—	4,200	8,400	1,249	4,209	8,998	13,207	(1,698)	2007	40
1492	Mountain View	CA	—	3,600	9,700	730	3,600	9,703	13,303	(1,799)	2007	40
1493	Mountain View	CA	—	7,500	16,300	1,904	7,500	17,603	25,103	(3,366)	2007	40
1494	Mountain View	CA	—	9,800	24,000	203	9,800	24,203	34,003	(4,523)	2007	40
1495	Mountain View	CA	—	6,900	17,800	3,245	6,900	21,045	27,945	(4,034)	2007	40
1496	Mountain View	CA	—	7,000	17,000	6,364	7,000	23,364	30,364	(7,780)	2007	40
1497	Mountain View	CA	—	14,100	31,002	10,111	14,100	41,113	55,213	(12,957)	2007	40
1498	Mountain View	CA	—	7,100	25,800	8,101	7,100	33,901	41,001	(10,226)	2013	40
2017	Mountain View	CA	—	—	20,350	1,007	—	21,357	21,357	(1,494)	2004	40
1470	Poway	CA	—	5,826	12,200	5,826	5,826	18,026	23,852	(6,559)	2007	40
1471	Poway	CA	—	5,978	14,200	4,253	5,978	18,453	24,431	(5,481)	2007	40
1472	Poway	CA	—	8,654	—	12,005	8,654	12,005	20,659	(68)	2007	40
1473	Poway	CA	—	17,146	2,405	2,229	17,146	4,634	21,780	—	2007	**
1477	Poway	CA	—	29,943	2,475	17,799	29,943	20,273	50,216	—	2007	**
1478	Poway	CA	—	6,700	14,400	6,145	6,700	20,545	27,245	(8,106)	2007	40
1499	Redwood City	CA	—	3,400	5,500	1,435	3,407	6,395	9,802	(1,497)	2007	40

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2014				Year	Latest Income
			Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		State	December 31, 2014	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
1500	Redwood City	CA	—	2,500	4,100	1,220	2,506	5,314	7,820	(1,671)	2007	40
1501	Redwood City	CA	—	3,600	4,600	860	3,607	5,453	9,060	(1,436)	2007	30
1502	Redwood City	CA	—	3,100	5,100	843	3,107	5,690	8,797	(1,341)	2007	31
1503	Redwood City	CA	—	4,800	17,300	3,280	4,818	20,562	25,380	(4,065)	2007	31
1504	Redwood City	CA	—	5,400	15,500	930	5,418	16,412	21,830	(2,999)	2007	31
1505	Redwood City	CA	—	3,000	3,500	635	3,006	4,129	7,135	(1,254)	2007	40
1506	Redwood City	CA	—	6,000	14,300	3,947	6,018	17,622	23,640	(3,142)	2007	40
1507	Redwood City	CA	—	1,900	12,800	13,463	1,912	26,251	28,163	(2,386)	2007	39
1508	Redwood City	CA	—	2,700	11,300	12,170	2,712	23,458	26,170	(2,318)	2007	39
1509	Redwood City	CA	—	2,700	10,900	6,937	2,712	17,825	20,537	(3,474)	2007	40
1510	Redwood City	CA	—	2,200	12,000	5,203	2,212	17,192	19,404	(4,377)	2007	38
1511	Redwood City	CA	—	2,600	9,300	1,764	2,612	10,645	13,257	(1,995)	2007	26
1512	Redwood City	CA	—	3,300	18,000	10,750	3,300	28,750	32,050	(3,354)	2007	40
1513	Redwood City	CA	—	3,300	17,900	11,904	3,300	29,804	33,104	(3,338)	2007	40
0679	San Diego	CA	—	7,872	34,617	17,748	8,272	51,218	59,490	(14,487)	2002	39
0837	San Diego	CA	—	4,630	2,029	8,967	4,630	10,996	15,626	(3,317)	2006	31
0838	San Diego	CA	—	2,040	902	4,975	2,040	5,878	7,918	(1,070)	2006	40
0839	San Diego	CA	—	3,940	3,184	4,942	3,951	4,897	8,848	(904)	2006	40
0840	San Diego	CA	—	5,690	4,579	686	5,703	4,826	10,529	(1,033)	2006	*
1418	San Diego	CA	—	11,700	31,243	6,370	11,700	37,613	49,313	(8,470)	2007	40
1420	San Diego	CA	—	6,524	—	3,599	6,524	3,601	10,125	—	2007	**
1421	San Diego	CA	—	7,000	33,779	5	7,000	33,784	40,784	(6,263)	2007	40
1422	San Diego	CA	—	7,179	3,687	855	7,184	4,537	11,721	(1,094)	2007	30
1423	San Diego	CA	—	8,400	33,144	18	8,400	33,162	41,562	(6,146)	2007	40
1514	San Diego	CA	—	5,200	—	—	5,200	—	5,200	—	2007	**
1558	San Diego	CA	—	7,740	22,654	2,134	7,888	24,639	32,527	(4,779)	2007	38
1948	San Diego	CA	24,313	5,879	25,305	1,884	5,879	27,189	33,068	(3,669)	2011	30
1950	San Diego	CA	912	884	2,796	—	884	2,796	3,680	(373)	2011	30
2197	San Diego	CA	—	7,621	3,913	3,750	7,626	7,658	15,284	(1,934)	2010	33
1407	South San Francisco	CA	—	28,600	48,700	11,974	28,600	60,292	88,892	(13,794)	2007	35
1408	South San Francisco	CA	—	9,000	17,800	1,023	9,000	18,823	27,823	(3,630)	2007	40
1409	South San Francisco	CA	—	18,000	38,043	685	18,000	38,729	56,729	(7,102)	2007	40
1410	South San Francisco	CA	—	4,900	18,100	157	4,900	18,257	23,157	(3,389)	2007	40
1411	South San Francisco	CA	—	8,000	27,700	313	8,000	28,014	36,014	(5,164)	2007	40
1412	South San Francisco	CA	—	10,100	22,521	239	10,100	22,760	32,860	(4,288)	2007	40
1413	South San Francisco	CA	—	8,000	28,299	252	8,000	28,550	36,550	(5,272)	2007	40
1414	South San Francisco	CA	—	3,700	20,800	203	3,700	21,003	24,703	(3,952)	2007	40
1430	South San Francisco	CA	—	10,700	23,621	325	10,700	23,945	34,645	(4,442)	2007	40
1431	South San Francisco	CA	—	7,000	15,500	157	7,000	15,657	22,657	(2,889)	2007	40
1435	South San Francisco	CA	—	13,800	42,500	32,936	13,800	75,436	89,236	(11,538)	2008	40
1436	South San Francisco	CA	—	14,500	45,300	34,087	14,500	79,387	93,887	(12,074)	2008	40
1437	South San Francisco	CA	—	9,400	24,800	44,080	9,400	68,879	78,279	(5,308)	2008	40
1439	South San Francisco	CA	—	11,900	68,848	70	11,900	68,918	80,818	(12,773)	2007	40
1440	South San Francisco	CA	—	10,000	57,954	—	10,000	57,954	67,954	(10,746)	2007	40
1441	South San Francisco	CA	—	9,300	43,549	—	9,300	43,549	52,849	(8,075)	2007	40
1442	South San Francisco	CA	—	11,000	47,289	81	11,000	47,370	58,370	(8,804)	2007	40
1443	South San Francisco	CA	—	13,200	60,932	1,158	13,200	62,090	75,290	(10,833)	2007	40
1444	South San Francisco	CA	—	10,500	33,776	352	10,500	34,127	44,627	(6,358)	2007	40
1445	South San Francisco	CA	—	10,600	34,083	—	10,600	34,083	44,683	(6,320)	2007	40
1448	South San Francisco	CA	—	14,100	71,344	52	14,100	71,396	85,496	(13,237)	2007	40
1449	South San Francisco	CA	—	12,800	63,600	472	12,800	64,072	76,872	(11,956)	2007	40
1450	South San Francisco	CA	—	11,200	79,222	20	11,200	79,242	90,442	(14,692)	2007	40
1451	South San Francisco	CA	—	7,200	50,856	66	7,200	50,922	58,122	(9,440)	2007	40
1452	South San Francisco	CA	—	14,400	101,362	(115)	14,400	101,247	115,647	(18,762)	2007	40
1454	South San Francisco	CA	—	11,100	47,738	9,369	11,100	57,108	68,208	(12,697)	2008	40
1455	South San Francisco	CA	—	9,700	41,937	5,835	10,261	47,211	57,472	(9,986)	2008	40
1456	South San Francisco	CA	—	6,300	22,900	8,196	6,300	31,096	37,396	(7,053)	2008	40
1458	South San Francisco	CA	—	10,900	20,900	6,505	10,909	27,197	38,106	(8,108)	2007	40
1459	South San Francisco	CA	—	3,600	100	195	3,600	296	3,896	(94)	2007	**
1460	South San Francisco	CA	—	2,300	100	105	2,300	205	2,505	(100)	2007	**
1461	South San Francisco	CA	—	3,900	200	196	3,900	397	4,297	(200)	2007	**
1462	South San Francisco	CA	—	7,117	600	4,911	7,117	5,163	12,280	(1,246)	2007	40
1463	South San Francisco	CA	—	10,381	2,300	17,839	10,381	20,139	30,520	(2,578)	2007	40
1464	South San Francisco	CA	—	7,403	700	11,664	7,403	12,363	19,766	(1,420)	2007	40
1468	South San Francisco	CA	—	10,100	24,013	4,774	10,100	26,642	36,742	(4,680)	2007	40
1480	South San Francisco	CA	—	32,210	3,110	11,177	32,210	14,287	46,497	—	2007	**
1559	South San Francisco	CA	—	5,666	5,773	1,136	5,695	6,811	12,506	(5,892)	2007	5
1560	South San Francisco	CA	—	1,204	1,293	219	1,210	1,491	2,701	(1,305)	2007	5
1982	South San Francisco	CA	—	64,900	—	22,638	64,900	22,639	87,539	—	2011	**
1604	Cambridge	MA	—	8,389	10,630	27,596	8,389	38,226	46,615	(2,013)	2010	30
2011	Durham	NC	8,040	448	6,152	21,349	448	27,502	27,950	(1,166)	2011	30
2030	Durham	NC	—	1,920	5,661	32,603	1,920	38,265	40,185	(1,416)	2012	30
0461	Salt Lake City	UT	—	500	8,548	—	500	8,548	9,048	(3,422)	2001	33
0462	Salt Lake City	UT	—	890	15,623	—	890	15,624	16,514	(5,504)	2001	38
0463	Salt Lake City	UT	—	190	9,875	—	190	9,875	10,065	(2,989)	2001	43
0464	Salt Lake City	UT	—	630	6,921	62	630	6,984	7,614	(2,526)	2001	38
0465	Salt Lake City	UT	—	125	6,368	68	125	6,436	6,561	(1,935)	2001	43
0466	Salt Lake City	UT	—	—	14,614	7	—	14,621	14,621	(3,890)	2001	43
0507	Salt Lake City	UT	—	280	4,345	226	280	4,572	4,852	(1,291)	2002	43
0537	Salt Lake City	UT	—	—	6,517	—	—	6,517	6,517	(1,905)	2002	35
0799	Salt Lake City	UT	—	—	14,600	90	—	14,690	14,690	(2,874)	2005	40
1593	Salt Lake City	UT	—	—	23,998	—	—	23,998	23,998	(3,212)	2010	33
			$52,807	$944,582	$2,250,610	$637,080	$946,976	$2,871,988	$3,818,964	$(531,848)
Medical office
0638	Anchorage	AK	—	1,456	10,650	8,287	1,456	18,884	20,340	(2,884)	2006	30
0520	Chandler	AZ	—	3,669	13,503	2,266	3,669	15,519	19,188	(4,286)	2002	40
2040	Mesa	AZ	—	—	17,314	440	—	17,755	17,755	(1,045)	2012	45
0468	Oro Valley	AZ	—	1,050	6,774	918	1,050	7,116	8,166	(2,155)	2001	43
0356	Phoenix	AZ	—	780	3,199	1,126	780	3,599	4,379	(1,609)	1999	32
0470	Phoenix	AZ	—	280	877	48	280	925	1,205	(291)	2001	43
1066	Scottsdale	AZ	—	5,115	14,064	2,970	4,791	16,844	21,635	(3,841)	2006	40
2021	Scottsdale	AZ	—	—	12,312	766	—	13,078	13,078	(1,500)	2012	25

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2014				Year	Latest Income
			Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		State	December 31, 2014	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
2022	Scottsdale	AZ	—	—	9,179	237	—	9,416	9,416	(1,260)	2012	25
2023	Scottsdale	AZ	—	—	6,398	392	—	6,790	6,790	(727)	2012	25
2024	Scottsdale	AZ	—	—	9,522	503	—	10,025	10,025	(997)	2012	25
2025	Scottsdale	AZ	—	—	4,102	822	—	4,924	4,924	(621)	2012	25
2026	Scottsdale	AZ	—	—	3,655	388	—	4,042	4,042	(406)	2012	25
2027	Scottsdale	AZ	—	—	7,168	669	—	7,837	7,837	(840)	2012	25
2028	Scottsdale	AZ	—	—	6,659	661	—	7,320	7,320	(755)	2012	25
0453	Tucson	AZ	—	215	6,318	1,052	326	6,974	7,300	(2,749)	2000	35
0556	Tucson	AZ	—	215	3,940	657	267	4,117	4,384	(1,037)	2003	43
1041	Brentwood	CA	—	—	30,864	2,362	187	32,843	33,030	(7,099)	2006	40
1200	Encino	CA	—	6,151	10,438	3,075	6,535	12,893	19,428	(3,687)	2006	33
0436	Murietta	CA	—	400	9,266	2,544	578	10,736	11,314	(4,497)	1999	33
0239	Poway	CA	—	2,700	10,839	2,354	2,872	11,670	14,542	(5,705)	1997	35
0318	Sacramento	CA	—	2,860	21,850	13,977	2,860	34,980	37,840	(6,278)	1998	*
0234	San Diego	CA	—	2,848	5,879	1,435	3,009	5,303	8,312	(2,851)	1997	21
0235	San Diego	CA	—	2,863	8,913	2,913	3,068	9,605	12,673	(5,402)	1997	21
0236	San Diego	CA	—	4,619	19,370	3,901	4,711	17,887	22,598	(9,516)	1997	21
0421	San Diego	CA	—	2,910	17,362	11,144	2,910	28,506	31,416	(5,854)	1999	22
0564	San Jose	CA	2,764	1,935	1,728	1,774	1,935	3,065	5,000	(1,237)	2003	37
0565	San Jose	CA	6,436	1,460	7,672	495	1,460	8,161	9,621	(2,677)	2003	37
0659	San Jose	CA	—	1,718	3,124	577	1,718	3,618	5,336	(920)	2000	34
1209	Sherman Oaks	CA	—	7,472	10,075	3,755	7,904	13,164	21,068	(4,966)	2006	22
0439	Valencia	CA	—	2,300	6,967	1,512	2,390	7,018	9,408	(3,089)	1999	35
1211	Valencia	CA	—	1,344	7,507	614	1,383	7,941	9,324	(1,734)	2006	40
0440	West Hills	CA	—	2,100	11,595	2,273	2,156	10,868	13,024	(4,708)	1999	32
0728	Aurora	CO	—	—	8,764	2,226	—	10,991	10,991	(4,041)	2005	39
1196	Aurora	CO	—	210	12,362	1,456	210	13,672	13,882	(3,143)	2006	40
1197	Aurora	CO	—	200	8,414	921	200	9,232	9,432	(2,538)	2006	33
0882	Colorado Springs	CO	—	—	12,933	9,640	—	21,901	21,901	(4,899)	2006	40
0814	Conifer	CO	—	—	1,485	35	13	1,508	1,521	(357)	2005	40
1199	Denver	CO	—	493	7,897	1,690	558	9,494	10,052	(2,318)	2006	33
0808	Englewood	CO	—	—	8,616	6,815	11	14,696	14,707	(3,282)	2005	35
0809	Englewood	CO	—	—	8,449	3,022	—	10,863	10,863	(3,167)	2005	35
0810	Englewood	CO	—	—	8,040	4,786	—	12,421	12,421	(4,022)	2005	35
0811	Englewood	CO	—	—	8,472	2,483	—	10,593	10,593	(3,123)	2005	35
0812	Littleton	CO	—	—	4,562	1,970	256	5,996	6,252	(1,824)	2005	35
0813	Littleton	CO	—	—	4,926	1,360	5	6,115	6,120	(1,737)	2005	38
0570	Lone Tree	CO	—	—	—	18,968	—	18,551	18,551	(4,979)	2003	39
0666	Lone Tree	CO	—	—	23,274	2,102	—	25,188	25,188	(5,694)	2000	37
2233	Lone Tree	CO	—	—	—	5,453	—	5,453	5,453	—	2014	*
1076	Parker	CO	—	—	13,388	496	8	13,788	13,796	(3,027)	2006	40
0510	Thornton	CO	—	236	10,206	2,303	244	12,477	12,721	(3,835)	2002	43
0433	Atlantis	FL	—	—	5,651	694	33	5,500	5,533	(2,386)	1999	35
0434	Atlantis	FL	—	—	2,027	258	5	2,173	2,178	(941)	1999	34
0435	Atlantis	FL	—	—	2,000	727	—	2,530	2,530	(1,099)	1999	32
0602	Atlantis	FL	—	455	2,231	342	455	2,368	2,823	(640)	2000	34
0604	Englewood	FL	—	170	1,134	389	198	1,388	1,586	(377)	2000	34
0609	Kissimmee	FL	—	788	174	214	788	299	1,087	(84)	2000	34
0610	Kissimmee	FL	—	481	347	629	486	931	1,417	(237)	2000	34
0671	Kissimmee	FL	—	—	7,574	1,983	—	8,883	8,883	(2,497)	2000	36
0603	Lake Worth	FL	—	1,507	2,894	1,807	1,507	4,569	6,076	(1,194)	2000	34
0612	Margate	FL	—	1,553	6,898	1,058	1,553	7,920	9,473	(1,944)	2000	34
0613	Miami	FL	—	4,392	11,841	3,081	4,392	14,323	18,715	(4,097)	2000	34
2202	Miami	FL	—	—	13,123	2,237	—	15,360	15,360	(355)	2014	25
2203	Miami	FL	—	—	8,877	850	—	9,727	9,727	(203)	2014	30
1067	Milton	FL	—	—	8,566	248	—	8,806	8,806	(1,856)	2006	40
0563	Orlando	FL	—	2,144	5,136	4,182	2,332	8,558	10,890	(3,206)	2003	37
0833	Pace	FL	—	—	10,309	2,580	26	10,729	10,755	(2,221)	2006	44
0834	Pensacola	FL	—	—	11,166	478	—	11,644	11,644	(2,428)	2006	45
0614	Plantation	FL	—	969	3,241	1,075	1,011	4,029	5,040	(1,179)	2000	34
0673	Plantation	FL	4,611	1,091	7,176	687	1,091	7,530	8,621	(1,735)	2002	36
0701	St. Petersburg	FL	—	—	10,141	8,183	—	17,710	17,710	(3,477)	2006	ɫ
1210	Tampa	FL	—	1,967	6,602	4,674	2,142	10,589	12,731	(4,080)	2006	25
1058	Mccaysville	GA	—	—	3,231	18	—	3,249	3,249	(678)	2006	40
1065	Marion	IL	—	99	11,484	319	100	11,783	11,883	(2,546)	2006	40
1057	Newburgh	IN	—	—	14,019	2,910	—	16,923	16,923	(3,324)	2006	40
2039	Kansas City	KS	1,789	440	2,173	9	448	2,173	2,621	(164)	2012	35
2043	Overland Park	KS	—	—	7,668	—	—	7,668	7,668	(527)	2012	40
0483	Wichita	KS	—	530	3,341	460	530	3,801	4,331	(1,233)	2001	45
1064	Lexington	KY	—	—	12,726	1,119	—	13,765	13,765	(3,250)	2006	40
0735	Louisville	KY	—	936	8,426	4,405	936	12,106	13,042	(8,652)	2005	11
0737	Louisville	KY	—	835	27,627	3,679	835	30,674	31,509	(8,706)	2005	37
0738	Louisville	KY	4,820	780	8,582	4,229	818	11,962	12,780	(5,923)	2005	18
0739	Louisville	KY	7,791	826	13,814	1,624	826	14,768	15,594	(4,246)	2005	38
0740	Louisville	KY	8,436	2,983	13,171	3,695	2,991	16,501	19,492	(5,623)	2005	30
1944	Louisville	KY	—	788	2,414	—	788	2,414	3,202	(386)	2010	25
1945	Louisville	KY	24,782	3,255	28,644	653	3,255	29,297	32,552	(4,128)	2010	30
1946	Louisville	KY	—	430	6,125	46	430	6,171	6,601	(822)	2010	30
2237	Louisville	KY	10,162	1,519	15,386	—	1,519	15,386	16,905	(51)	2014	25
2238	Louisville	KY	10,162	1,334	12,172	—	1,334	12,172	13,506	(41)	2014	25
2239	Louisville	KY	12,889	1,644	10,832	—	1,644	10,832	12,476	(36)	2014	25
1324	Haverhill	MA	—	800	8,537	1,827	828	10,137	10,965	(2,634)	2007	40
1213	Ellicott City	MD	—	1,115	3,206	2,511	1,222	5,403	6,625	(1,435)	2006	34
0361	GlenBurnie	MD	—	670	5,085	—	670	5,085	5,755	(2,276)	1999	35
1052	Towson	MD	—	—	14,233	3,599	—	15,788	15,788	(4,815)	2006	40
0240	Minneapolis	MN	—	117	13,213	1,620	117	14,444	14,561	(6,945)	1997	32
0300	Minneapolis	MN	490	160	10,131	2,823	160	12,520	12,680	(5,983)	1997	35
2032	Independence	MO	32,018	—	48,025	337	—	48,361	48,361	(2,582)	2012	45
1078	Flowood	MS	—	—	8,413	729	—	9,115	9,115	(2,131)	2006	40
1059	Jackson	MS	—	—	8,869	65	—	8,933	8,933	(1,843)	2006	40
1060	Jackson	MS	—	—	7,187	2,160	—	9,347	9,347	(2,325)	2006	40
1068	Omaha	NE	—	—	16,243	737	17	16,915	16,932	(3,639)	2006	40

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2014				Year	Latest Income
			Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		State	December 31, 2014	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
0729	Albuquerque	NM	—	—	5,380	388	—	5,768	5,768	(1,509)	2005	39
0348	Elko	NV	—	55	2,637	12	55	2,649	2,704	(1,203)	1999	35
0571	Las Vegas	NV	—	—	—	18,307	—	17,421	17,421	(4,927)	2003	40
0660	Las Vegas	NV	—	1,121	4,363	4,389	1,302	7,141	8,443	(2,218)	2000	34
0661	Las Vegas	NV	—	2,125	4,829	4,435	2,267	8,564	10,831	(2,603)	2000	34
0662	Las Vegas	NV	—	3,480	12,305	4,376	3,480	15,182	18,662	(3,974)	2000	34
0663	Las Vegas	NV	—	1,717	3,597	2,850	1,717	6,072	7,789	(2,119)	2000	34
0664	Las Vegas	NV	—	1,172	1,550	321	1,172	1,596	2,768	(1,589)	2000	*
0691	Las Vegas	NV	—	3,244	18,339	5,859	3,273	23,218	26,491	(6,935)	2004	40
2037	Mesquite	NV	3,040	—	5,559	17	—	5,576	5,576	(373)	2012	40
1285	Cleveland	OH	—	823	2,726	676	853	2,668	3,521	(812)	2006	40
0400	Harrison	OH	—	—	4,561	300	—	4,861	4,861	(2,096)	1999	35
1054	Durant	OK	—	619	9,256	1,331	659	10,534	11,193	(2,157)	2006	40
0817	Owasso	OK	—	—	6,582	643	—	7,225	7,225	(2,976)	2005	40
0404	Roseburg	OR	—	—	5,707	—	—	5,707	5,707	(2,404)	1999	35
2234	Philadelphia	PA	—	24,264	99,904	786	24,264	100,690	124,954	(965)	2014	35
0252	Clarksville	TN	—	765	4,184	47	765	4,231	4,996	(2,005)	1998	35
0624	Hendersonville	TN	—	256	1,530	1,114	256	2,343	2,599	(678)	2000	34
0559	Hermitage	TN	—	830	5,036	5,332	830	9,828	10,658	(3,213)	2003	35
0561	Hermitage	TN	—	596	9,698	3,816	596	12,723	13,319	(4,126)	2003	37
0562	Hermitage	TN	—	317	6,528	2,437	317	8,588	8,905	(2,851)	2003	37
0154	Knoxville	TN	—	700	4,559	4,812	700	9,277	9,977	(3,019)	1994	19
0625	Nashville	TN	—	955	14,289	2,055	955	15,717	16,672	(4,369)	2000	34
0626	Nashville	TN	—	2,050	5,211	3,048	2,055	8,012	10,067	(2,299)	2000	34
0627	Nashville	TN	—	1,007	181	572	1,007	727	1,734	(268)	2000	34
0628	Nashville	TN	—	2,980	7,164	2,136	2,980	8,998	11,978	(2,384)	2000	34
0630	Nashville	TN	—	515	848	251	528	1,085	1,613	(335)	2000	34
0631	Nashville	TN	—	266	1,305	1,343	266	2,499	2,765	(665)	2000	34
0632	Nashville	TN	—	827	7,642	3,642	827	10,829	11,656	(3,113)	2000	34
0633	Nashville	TN	—	5,425	12,577	4,064	5,425	16,360	21,785	(4,742)	2000	34
0634	Nashville	TN	—	3,818	15,185	6,275	3,818	20,378	24,196	(5,330)	2000	34
0636	Nashville	TN	—	583	450	298	583	748	1,331	(159)	2000	34
0573	Arlington	TX	—	769	12,355	2,849	769	14,753	15,522	(3,845)	2003	34
0576	Conroe	TX	—	324	4,842	1,877	324	5,809	6,133	(1,551)	2000	34
0577	Conroe	TX	—	397	7,966	2,363	397	9,841	10,238	(2,406)	2000	34
0578	Conroe	TX	—	388	7,975	3,801	388	11,588	11,976	(2,490)	2006	31
0579	Conroe	TX	—	188	3,618	698	188	4,298	4,486	(1,134)	2000	34
0581	Corpus Christi	TX	—	717	8,181	4,222	717	11,693	12,410	(3,240)	2000	34
0600	Corpus Christi	TX	—	328	3,210	3,084	328	5,916	6,244	(1,806)	2000	34
0601	Corpus Christi	TX	—	313	1,771	1,608	313	3,131	3,444	(797)	2000	34
0582	Dallas	TX	—	1,664	6,785	3,135	1,693	9,460	11,153	(2,634)	2000	34
1314	Dallas	TX	—	15,230	162,971	7,355	15,860	168,420	184,280	(39,215)	2006	35
2201	Dallas	TX	—	1,043	25,841	56	1,043	25,896	26,939	(308)	2014	35
0583	Fort Worth	TX	—	898	4,866	1,606	898	6,273	7,171	(1,868)	2000	34
0805	Fort Worth	TX	—	—	2,481	880	2	3,230	3,232	(1,263)	2005	25
0806	Fort Worth	TX	—	—	6,070	347	5	6,311	6,316	(1,484)	2005	40
2231	Fort Worth	TX	—	902	—	—	902	—	902	—	2014	**
1061	Granbury	TX	—	—	6,863	152	—	7,015	7,015	(1,491)	2006	40
0430	Houston	TX	—	1,927	33,140	3,597	2,062	36,365	38,427	(15,777)	1999	35
0446	Houston	TX	—	2,200	19,585	7,004	2,209	22,769	24,978	(15,016)	1999	17
0586	Houston	TX	—	1,033	3,165	1,105	1,033	4,026	5,059	(1,234)	2000	34
0589	Houston	TX	—	1,676	12,602	3,980	1,706	15,701	17,407	(4,483)	2000	34
0670	Houston	TX	—	257	2,884	1,159	318	3,823	4,141	(1,141)	2000	35
0702	Houston	TX	—	—	7,414	1,320	7	8,706	8,713	(2,632)	2004	36
1044	Houston	TX	—	—	4,838	3,218	—	7,964	7,964	(2,499)	2006	40
0590	Irving	TX	—	828	6,160	2,446	828	8,437	9,265	(2,189)	2000	34
0700	Irving	TX	—	—	8,550	3,147	—	11,255	11,255	(3,372)	2004	34
1202	Irving	TX	—	1,604	16,107	950	1,604	17,026	18,630	(3,611)	2006	40
1207	Irving	TX	—	1,955	12,793	1,255	1,986	14,016	16,002	(2,974)	2006	40
1062	Lancaster	TX	—	172	2,692	881	185	3,510	3,695	(993)	2006	39
2195	Lancaster	TX	—	—	1,138	672	131	1,679	1,810	(74)	2006	39
0591	Lewisville	TX	—	561	8,043	1,170	561	9,129	9,690	(2,271)	2000	34
0144	Longview	TX	—	102	7,998	423	102	8,420	8,522	(3,994)	1992	45
0143	Lufkin	TX	—	338	2,383	40	338	2,383	2,721	(1,061)	1992	45
0568	McKinney	TX	—	541	6,217	799	541	6,495	7,036	(2,091)	2003	36
0569	McKinney	TX	—	—	636	7,673	—	7,661	7,661	(2,146)	2003	40
0596	Nassau Bay	TX	—	812	8,883	2,202	812	10,830	11,642	(2,605)	2000	37
1079	North Richland Hills	TX	—	—	8,942	798	—	9,607	9,607	(2,145)	2006	40
2048	North Richland Hills	TX	—	1,385	10,213	1,365	1,385	11,578	12,963	(1,047)	2012	30
1048	Pearland	TX	—	—	4,014	4,043	—	7,848	7,848	(2,243)	2006	40
2232	Pearland	TX	—	—	—	5,491	—	5,491	5,491	—	2014	*
0447	Plano	TX	—	1,700	7,810	5,926	1,704	13,113	14,817	(4,403)	1999	20
0597	Plano	TX	—	1,210	9,588	3,418	1,210	12,266	13,476	(2,952)	2000	34
0672	Plano	TX	8,962	1,389	12,768	1,501	1,389	13,683	15,072	(3,636)	2002	36
1284	Plano	TX	—	2,049	18,793	1,119	2,087	18,648	20,735	(6,171)	2006	40
1286	Plano	TX	—	3,300	—	—	3,300	—	3,300	—	2006	**
0815	San Antonio	TX	—	—	9,193	1,338	12	10,059	10,071	(2,603)	2006	35
0816	San Antonio	TX	4,072	—	8,699	2,063	148	10,176	10,324	(2,522)	2006	35
1591	San Antonio	TX	—	—	7,309	327	12	7,624	7,636	(1,191)	2010	30
1977	San Antonio	TX	—	—	26,191	889	—	27,080	27,080	(3,796)	2011	30
0598	Sugarland	TX	—	1,078	5,158	2,066	1,135	6,858	7,993	(1,944)	2000	34
1081	Texarkana	TX	—	1,117	7,423	674	1,195	7,228	8,423	(2,831)	2006	40
0599	Texas City	TX	—	—	9,519	157	—	9,676	9,676	(2,214)	2000	37
0152	Victoria	TX	—	125	8,977	394	125	9,371	9,496	(4,048)	1994	45
1592	Bountiful	UT	4,973	999	7,426	54	999	7,481	8,480	(1,118)	2010	30
0169	Bountiful	UT	—	276	5,237	864	330	6,035	6,365	(2,580)	1995	45
0346	Castle Dale	UT	—	50	1,818	63	50	1,881	1,931	(875)	1998	35
0347	Centerville	UT	—	300	1,288	191	300	1,479	1,779	(734)	1999	35
2035	Draper	UT	5,549	—	10,803	113	—	10,916	10,916	(684)	2012	45
0469	Kaysville	UT	—	530	4,493	146	530	4,639	5,169	(1,389)	2001	43
0456	Layton	UT	—	371	7,073	512	389	7,457	7,846	(2,994)	2001	35
2042	Layton	UT	—	—	10,275	26	—	10,302	10,302	(622)	2012	45

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2014				Year	Latest Income
			Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		State	December 31, 2014	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
0359	Ogden	UT	—	180	1,695	121	180	1,764	1,944	(839)	1999	35
1283	Ogden	UT	—	106	4,464	678	106	4,533	4,639	(4,478)	2006	40
0357	Orem	UT	—	337	8,744	1,538	306	9,411	9,717	(4,837)	1999	35
0371	Providence	UT	—	240	3,876	202	256	3,774	4,030	(1,674)	1999	35
0353	Salt Lake City	UT	—	190	779	148	201	916	1,117	(407)	1999	35
0354	Salt Lake City	UT	—	220	10,732	1,539	220	11,991	12,211	(5,399)	1999	35
0355	Salt Lake City	UT	—	180	14,792	1,755	180	16,375	16,555	(7,407)	1999	35
0467	Salt Lake City	UT	—	3,000	7,541	1,545	3,126	8,623	11,749	(2,702)	2001	38
0566	Salt Lake City	UT	—	509	4,044	1,359	509	5,143	5,652	(1,604)	2003	37
2041	Salt Lake City	UT	—	—	12,326	21	—	12,346	12,346	(733)	2012	45
2033	Sandy	UT	2,787	867	3,513	365	867	3,879	4,746	(490)	2012	20
0358	Springville	UT	—	85	1,493	233	95	1,618	1,713	(723)	1999	35
0482	Stansbury	UT	—	450	3,201	368	450	3,468	3,918	(1,098)	2001	45
0351	Washington Terrace	UT	—	—	4,573	2,273	—	6,465	6,465	(2,835)	1999	35
0352	Washington Terrace	UT	—	—	2,692	1,128	—	3,459	3,459	(1,388)	1999	35
2034	West Jordan	UT	7,422	—	12,021	—	—	12,021	12,021	(705)	2012	45
2036	West Jordan	UT	1,160	—	1,383	312	—	1,695	1,695	(201)	2012	20
0495	West Valley City	UT	—	410	8,266	1,002	410	9,268	9,678	(3,580)	2002	35
0349	West Valley City	UT	—	1,070	17,463	128	1,036	17,619	18,655	(7,982)	1999	35
1208	Fairfax	VA	—	8,396	16,710	4,194	8,494	20,670	29,164	(6,222)	2006	28
2230	Fredericksburg	VA	—	1,101	8,570	—	1,101	8,570	9,671	(102)	2014	40
0572	Reston	VA	—	—	11,902	563	—	12,394	12,394	(3,794)	2003	43
0448	Renton	WA	—	—	18,724	1,862	—	19,908	19,908	(8,663)	1999	35
0781	Seattle	WA	—	—	52,703	10,414	—	59,830	59,830	(15,273)	2004	39
0782	Seattle	WA	—	—	24,382	6,072	21	29,421	29,442	(8,599)	2004	36
0783	Seattle	WA	—	—	5,625	1,243	142	6,678	6,820	(6,061)	2004	10
0785	Seattle	WA	—	—	7,293	1,705	—	8,043	8,043	(2,612)	2004	33
1385	Seattle	WA	—	—	38,925	1,978	—	40,776	40,776	(10,077)	2007	30
2038	Evanston	WY	1,986	—	4,601	8	—	4,609	4,609	(303)	2012	40
0884	Coyoacan	DF	—	415	3,739	51	256	3,952	4,208	(936)	2006	40
			$167,101	$223,689	$2,167,443	$457,932	$228,743	$2,540,380	$2,769,123	$(652,966)
Hospital
0126	Sherwood	AR	—	709	9,604	—	709	9,587	10,296	(5,105)	1990	45
0113	Glendale	AZ	—	1,565	7,050	—	1,565	7,050	8,615	(3,837)	1988	45
1038	Fresno	CA	—	3,652	29,113	21,935	3,652	51,048	54,700	(12,716)	2006	40
0423	Irvine	CA	—	18,000	70,800	—	18,000	70,800	88,800	(30,686)	1999	35
0127	Colorado Springs	CO	—	690	8,338	—	690	8,338	9,028	(4,419)	1989	45
0887	Atlanta	GA	—	4,300	13,690	—	4,300	11,890	16,190	(4,657)	2007	40
0112	Overland Park	KS	—	2,316	10,681	—	2,316	10,680	12,996	(6,019)	1989	45
1383	Baton Rouge	LA	—	690	8,545	86	690	8,502	9,192	(2,592)	2007	40
0877	Slidell	LA	—	1,490	22,034	—	1,490	20,934	22,424	(4,274)	2006	40
2031	Slidell	LA	—	3,000	—	643	3,000	643	3,643	—	2012	**
0886	Dallas	TX	—	1,820	8,508	26	1,820	7,454	9,274	(1,460)	2007	40
1319	Dallas	TX	—	18,840	155,659	1,428	18,840	157,087	175,927	(34,706)	2007	35
1384	Plano	TX	—	6,290	22,686	5,707	6,290	28,203	34,493	(7,709)	2007	25
2198	Webster	TX	—	2,220	9,602	—	2,220	9,602	11,822	(544)	2013	35
			$—	$65,582	$376,310	$29,825	$65,582	$401,818	$467,400	$(118,724)
Total operations properties			$984,431	$1,879,685	$10,132,425	$1,320,375	$1,889,438	$11,247,967	$13,137,405	$(2,250,677)
Corporate and other assets			—	—	—	467	—	239	239	(80)
Total			$984,431	$1,879,685	$10,132,425	$1,320,842	$1,889,438	$11,248,206	$13,137,644	$(2,250,757)

*	Property is in development and not yet placed in service or taken out of service and placed in redevelopment.
**	Represents land parcels which are not depreciated.
†	A portion of the property has been taken out of service and placed in redevelopment.
(1)	At December 31, 2014, the tax basis of the Company’s net real estate assets is less than the reported amounts by approximately $1.4 billion.
(b)	A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2014, 2013 and 2012 follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Real estate:
Balances at beginning of year	$12,592,841	$12,524,224	$10,616,690
Acquisition of real estate and development and improvements	756,043	257,189	1,941,091
Disposition of real estate	(169,311)	(78,151)	(148,752)
Impairments	—	—	(7,878)
Balances associated with changes in reporting presentation(1)	(41,929)	(110,421)	123,073
Balances at end of year	$13,137,644	$12,592,841	$12,524,224
Accumulated depreciation:
Balances at beginning of year	$1,965,592	$1,694,892	$1,408,310
Depreciation expense	384,019	353,344	302,332
Disposition of real estate	(55,745)	(38,447)	(32,942)
Balances associated with changes in reporting presentation(1)	(43,109)	(44,197)	17,192
Balances at end of year	$2,250,757	$1,965,592	$1,694,892

(1)

The balances associated with changes in reporting presentation represent real estate and accumulated depreciation related to properties placed into discontinued operations or where the lease classification has changed to direct financing leases as of December 31, 2014.

(a) 2.Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 10, 2015

HCP, Inc. (Registrant)

/s/ Lauralee E. Martin
Lauralee E. Martin,
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lauralee E. Martin	President and Chief Executive Officer	February 10, 2015
Lauralee E. Martin	(Principal Executive Officer)

/s/ Timothy M. Schoen	Executive Vice President and Chief	February 10, 2015
Timothy M. Schoen	Financial Officer (Principal Financial Officer)

/s/ Scott A. Anderson	Senior Vice President — Chief	February 10, 2015
Scott A. Anderson	Accounting Officer (Principal Accounting Officer)

/s/ Brian G. Cartwright	Director	February 10, 2015
Brian G. Cartwright

/s/ Christine N. Garvey	Director	February 10, 2015
Christine N. Garvey

/s/ David B. Henry	Director	February 10, 2015
David B. Henry

/s/ James Hoffman	Director	February 10, 2015
James Hoffmann

/s/ Michael D. McKee	Director	February 10, 2015
Michael D. McKee

/s/ Peter L. Rhein	Director	February 10, 2015
Peter L. Rhein

/s/ Joseph P. Sullivan	Director	February 10, 2015
Joseph P. Sullivan

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date Filed
2.1	Purchase Agreement, dated as of December 13, 2010, by and among HCP, Inc., HCP 2010 REIT LLC, HCR ManorCare, Inc., HCR Properties, LLC and HCR Healthcare, LLC.***	Current Report on Form 8‑K (File No. 001‑08895)	December 14, 2010
2.1.1	Amendment to Purchase Agreement, dated as of April 7, 2011, by and among HCP, Inc., HCP 2010 REIT LLC, HCR ManorCare MergeCo, Inc., HCR ManorCare, LLC, HCR Properties, LLC and HCR Healthcare, LLC.**	Current Report on Form 8‑K (File No. 001‑08895)	April 13, 2011
2.2

Purchase and Sale Agreement, dated as of October 16, 2012, by and among BRE/SW Portfolio LLC, those owner entities listed on Schedule 1 thereto, HCP, Inc. and Emeritus Corporation; and First Amendment to such Purchase and Sale Agreement, by and among such parties, dated as of December 4, 2012.***

		Quarterly Report on Form 10‑Q (File No. 001‑08895)	May 2, 2013
2.3	Master Contribution and Transactions Agreement, dated April 23, 2014, by and between HCP, Inc. and Brookdale Senior Living Inc.***	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
3.1	Articles of Restatement of HCP.	Registration Statement on Form S‑3 (Registration No. 333‑182824	July 24, 2012
3.2	Fourth Amended and Restated Bylaws of HCP.	Current Report on Form 8‑K (File No. 001‑08895)	September 25, 2006
3.2.1	Amendment No. 1 to Fourth Amended and Restated Bylaws of HCP.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	October 30, 2007
3.2.2	Amendment No. 2 to Fourth Amended and Restated Bylaws of HCP.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 3, 2009
3.2.3	Amendment No. 3 to Fourth Amended and Restated Bylaws of HCP.	Current Report on Form 8‑K (File No. 001‑08895)	March 10, 2011
3.2.4	Amendment No. 4 to Fourth Amended and Restated Bylaws of HCP.	Current Report on Form 8‑K (File No. 001‑08895)	October 3, 2013
4.1	Indenture, dated as of September 1, 1993, between HCP and The Bank of New York, as Trustee.	Registration Statement on Form S‑3/A (Registration No. 333‑86654)	May 21, 2002
4.1.1	First Supplemental Indenture dated as of January 24, 2011, to the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Current Report on Form 8‑K (File No. 001‑08895)	January 24, 2011
4.2	Indenture, dated November 19, 2012, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑ 08895)	November 19, 2012
4.2.1	First Supplemental Indenture, dated November 19, 2012, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	November 19, 2012
4.2.2	Second Supplemental Indenture, dated November 12, 2013, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	November 13, 2013
4.2.3	Third Supplemental Indenture dated February 21, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	February 24, 2014
4.2.4	Fourth Supplemental Indenture, dated August 14, 2014, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	August 14, 2014
4.3	Form of Fixed Rate Global Medium‑Term Note.	Current Report on Form 8‑K (File No. 001‑08895)	November 20, 2003
4.4	Form of Floating Rate Global Medium‑Term Note.	Current Report on Form 8‑K (File No. 001‑08895)	November 20, 2003
4.5	Form of Fixed Rate Global Medium‑Term Note.	Current Report on Form 8‑K (File No. 001‑08895)	February 17, 2006

Exhibit Number	Description	Incorporated by reference herein
		Form	Date Filed
4.6	Form of Floating Rate Global Medium‑Term Note.	Current Report on Form 8‑K (File No. 001‑08895)	February 17, 2006
4.7

Officers’ Certificate, dated February 25, 2003, pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled “6.00% Senior Notes due March 1, 2015”.

		Current Report on Form 8‑K (File No. 001‑08895)	February 28, 2003
4.8

Officers’ Certificate, dated April 22, 2005, pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled “5 5/8% Senior Notes due May 1, 2017”.

		Current Report on Form 8‑K (File No. 001‑08895)	April 27, 2005
4.9

Officers’ Certificate, dated February 17, 2006, pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as trustee, setting forth the terms of HCP’s Fixed Rate Medium‑Term Notes and Floating Rate Medium‑Term Notes.

		Current Report on Form 8‑K (File No. 001‑08895)	February 17, 2006
4.10	Form of 6.30% Notes Due 2016.	Current Report on Form 8‑K (File No. 001‑08895)	September 19, 2006
4.11	Form of 6.00% Senior Notes Due 2017.	Current Report on Form 8‑K (File No. 001‑08895)	January 22, 2007
4.12

Officers’ Certificate (including Form of 6.70% Senior Notes Due 2018 as Annex A thereto), dated October 15, 2007, pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York, establishing a series of securities entitled “6.70% Senior Notes due 2018”.

		Quarterly Report on Form 10‑Q (File No. 001‑08895)	October 30, 2007
4.13	Form of 2.700% Senior Notes due 2014.	Current Report on Form 8‑K (File No. 001‑08895)	January 24, 2011
4.14	Form of 3.750% Senior Notes due 2016.	Current Report on Form 8‑K (File No. 001‑08895)	January 24, 2011
4.15	Form of 5.375% Senior Notes due 2021.	Current Report on Form 8‑K (File No. 001‑08895)	January 24, 2011
4.16	Form of 6.750% Senior Notes due 2041.	Current Report on Form 8‑K (File No. 001‑08895)	January 24, 2011
4.17	Form of 3.75% Senior Notes due 2019.	Current Report on Form 8‑K (File No. 001‑08895)	January 23, 2012
4.18	Form of 3.15% Senior Notes due 2022.	Current Report on Form 8‑K (File No. 001‑08895)	July 23, 2012
4.19	Form of 2.625% Senior Notes due 2020.	Current Report on Form 8‑K (File No. 001‑08895)	November 19, 2012
4.20	Form of 4.250% Senior Notes due 2023.	Current Report on Form 8‑K (File No. 001‑08895)	November 13, 2013
4.21	Form of 4.20% Senior Notes due 2024.	Current Report on Form 8‑K (File No. 001‑08895)	February 24, 2014
4.22	Form of 3.875% Senior Notes due 2024.	Current Report on Form 8‑K (File No. 001‑08895)	August 14, 2014
10.1	Second Amended and Restated Director Deferred Compensation Plan.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 3, 2009
10.2	Amended and Restated Executive Retirement Plan, effective as of May 7, 2003.*	Annual Report on Form 10‑K (File No. 001‑08895)	March 15, 2004
10.3	2006 Performance Incentive Plan, as amended and restated.*	Annex 2 to HCP’s Proxy Statement (File No. 001‑08895)	March 10, 2009
10.3.1	Form of Employee 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with five‑year installment vesting.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	April 28, 2009

Exhibit Number	Description	Incorporated by reference herein
		Form	Date Filed
10.3.2	Form of Director 2006 Performance Incentive Plan Director Stock Unit Award Agreement with four‑year installment vesting.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	August 4, 2009
10.3.3	HCP, Inc. Terms and Conditions Applicable to Restricted Stock Unit Awards Granted Under the 2006 Performance Incentive Plan.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	May 3, 2011
10.3.4	Form of Non‑Employee Directors 2006 Performance Incentive Plan Stock‑For‑Fees Program.*	Current Report on Form 8‑K (File No. 001‑08895)	August 2, 2006
10.3.5	Form of Employee 2006 Performance Incentive Plan Nonqualified Stock Option Agreement.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	May 1, 2012
10.3.6	Form of Employee 2006 Performance Incentive Plan Performance‑Based Restricted Stock Unit Agreement.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	May 1, 2012
10.3.7	Form of Employee 2006 Performance Incentive Plan Time‑Based Restricted Stock Unit Agreement.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	May 1, 2012
10.3.8	Restricted Stock Unit Award Agreement, dated as of October 3, 2013, by and between HCP and Paul F. Gallagher.*	Quarterly Report on Form 10‑Q (File 001‑ 08895)	November 4, 2013
10.3.9	Restricted Stock Unit Award Agreement, dated as of October 3, 2013, by and between HCP and Timothy M. Schoen.*	Quarterly Report on Form 10‑Q (File 001‑ 08895)	November 4, 2013
10.3.10	Restricted Stock Unit Award Agreement, dated as of October 31, 2013, by and between HCP and James W. Mercer.*	Quarterly Report on Form 10‑Q (File 001‑ 08895)	November 4, 2013
10.3.11	Amended 2013 Restricted Stock Award Agreement, dated as of December 20, 2013, by and between HCP and Lauralee E. Martin.*	Annual Report on Form 10‑K (File No. 001‑08895)	February 11, 2014
10.4	HCP, Inc. 2014 Performance Incentive Plan*	Current Report on Form 8‑K (File No. 001‑08895)	May 6, 2014
10.4.1	Form of 2014 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Award Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.2	Form of 2014 Performance Incentive Plan CEO Annual LTIP Restricted Stock Unit Award Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.3	Form of 2014 Performance Incentive Plan CEO Annual LTIP Option Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.4	Form of 2014 Performance Incentive Plan CEO 3-Year LTIP Restricted Stock Unit Award Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.5	Form of 2014 Performance Incentive Plan NEO Annual LTIP Restricted Stock Unit Award Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.6	Form of 2014 Performance Incentive Plan NEO Annual LTIP Option Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.7	Form of 2014 Performance Incentive Plan NEO 3-Year LTIP Restricted Stock Unit Award Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.8	Form of 2014 Performance Incentive Plan Non-NEO Restricted Stock Unit Award Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.9	Form of 2014 Performance Incentive Plan Non-NEO Option Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.10	Form of 2014 Performance Incentive Plan Non-Employee Directors Stock-for-Fees Program.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.5	Change in Control Severance Plan.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	October 30, 2012

Exhibit Number	Description	Incorporated by reference herein
		Form	Date Filed
10.5.1	HCP, Inc. Change in Control Severance Plan (as Amended and Restated as of March 13, 2014).*†
10.6	Executive Bonus Program.*	Current Report on Form 8‑K (File No. 001‑08895)	January 31, 2008
10.7	Amended and Restated Dividend Reinvestment and Stock Purchase Plan, amended as of July 25, 2012.	Registration Statement on Form S‑3 (Registration No. 333‑182824)	July 24, 2012 and as supplemented on July 25, 2012
10.8	Form of directors and officers Indemnification Agreement.*	Annual Report on Form 10‑K, as amended (File No. 001‑08895)	February 12, 2008
10.9	Employment Agreement, dated as of January 26, 2012, by and between HCP and Paul F. Gallagher.*	Current Report on Form 8‑K (File 001‑08895)	February 1, 2012
10.9.1	Amendment No. 1, dated as of April 5, 2013, to the Employment Agreement, dated as of January 26, 2012, by and between HCP and Paul F. Gallagher.*	Current Report on Form 8‑K (File 001‑08895)	April 5, 2013
10.9.2	Term Sheet Amendment to Employment Agreement, dated as of October 3, 2013, by and between HCP and Paul F. Gallagher.*	Current Report on Form 8‑K (File 001‑08895)	October 3, 2013
10.9.3	Amendment No. 2, dated as of October 31, 2013, to the Employment Agreement, dated as of January 26, 2012, by and between HCP and Paul F. Gallagher.*	Quarterly Report on Form 10‑Q (File 001‑08895)	November 4, 2013
10.10	Employment Agreement, dated as of January 26, 2012, by and between HCP and Timothy M. Schoen.*	Current Report on Form 8‑K (File 001‑08895)	February 1, 2012
10.10.1	Amendment No. 1, dated as of April 5, 2013, to the Employment Agreement, dated as of January 26, 2012, by and between HCP and Timothy M. Schoen.*	Current Report on Form 8‑K (File 001‑08895)	April 5, 2013
10.10.2	Term Sheet Amendment to Employment Agreement, dated as of October 3, 2013, by and between HCP and Timothy M. Schoen.*	Current Report on Form 8‑K (File 001‑ 08895)	October 3, 2013
10.10.3	Amendment No. 2, dated as of October 31, 2013, to the Employment Agreement, dated as of January 26, 2012, by and between HCP and Timothy M. Schoen.*	Quarterly Report on Form 10‑Q (File 001‑08895)	November 4, 2013
10.11	Employment Agreement, dated October 25, 2012, by and between HCP, Inc. and James W. Mercer.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	October 30, 2012
10.11.1	Amendment No. 1, dated as of April 5, 2013, to the Employment Agreement, dated as of January 26, 2012, by and between HCP and James W. Mercer.*	Current Report on Form 8‑K (File 001‑08895)	April 5, 2013
10.11.2	Amendment No. 2, dated as of October 31, 2013, to the Employment Agreement, dated as of January 26, 2012, by and between HCP and James W. Mercer.*	Quarterly Report on Form 10‑Q (File 001‑08895)	November 4, 2013
10.12	Employment Agreement, dated as of October 2, 2013, by and between HCP, Inc. and Lauralee E. Martin.*	Current Report on Form 8‑K (File 001‑08895)	October 3, 2013
10.13	Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, dated as of January 20, 1999.	Annual Report on Form 10‑K (File No. 001‑ 08895)	March 29, 1999
10.14	Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, dated as of August 17, 2001, as amended.	Current Report on Form 8‑K (File No. 001‑08895)	November 9, 2012
10.15	Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 2, 2003.	Quarterly Report on Form 10‑Q (File No. 001‑ 08895)	November 12, 2003
10.15.1	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of September 29, 2004.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 8, 2004
10.15.2	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 29, 2004.	Annual Report on Form 10‑K (File No. 001‑08895)	March 15, 2005

Exhibit Number	Description	Incorporated by reference herein
		Form	Date Filed
10.15.3

Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC and New Member Joinder Agreement, dated as of October 19, 2005, by and among HCP, HCPI/Tennessee, LLC and A. Daniel Weyland.

		Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 1, 2005
10.15.4	Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, effective as of January 1, 2007.	Annual Report on Form 10‑K, as amended (File No. 001‑08895)	February 12, 2008
10.16	Amended and Restated Limited Liability Company Agreement of HC PDR MCD, LLC, dated as of February 9, 2007.	Current Report on Form 8‑K (File No. 001‑ 08895)	April 20, 2012
10.17	Amended and Restated Limited Liability Company Agreement of HCP DR California II, LLC, dated as of June 1, 2014.	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.18	Stockholders Agreement, dated as of December 13, 2010, among HCP, Inc., HCR ManorCare, Inc. and certain stockholders of HCR ManorCare, Inc..	Current Report on Form 8‑K (File No. 001‑08895)	December 14, 2010
10.19	Credit Agreement, dated March 11, 2011, by and among HCP, as borrower, the lenders referred to therein, and Bank of America, N.A., as administrative agent.	Current Report on Form 8‑K (File No. 001‑08895)	March 15, 2011
10.19.1	Amendment No. 1 to Credit Agreement, dated March 27, 2012, by and among HCP, as borrower, the lenders referred to therein and Bank of America, N.A., as administrative agent.	Current Report on Form 8‑K (File No. 001‑08895)	March 29, 2012
10.19.2	Amendment No. 2 to Credit Agreement, dated May 7, 2013, by and among HCP, as borrower, the financial institutions referred to therein, and Bank of America, N.A., as administrative agent.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	August 2, 2013
10.19.3	Amendment No. 3 to Credit Agreement, dated March 31, 2014, by and among the Company, as borrower, the financial institutions referred to therein, and Bank of America, N.A., as administrative agent.	Current Report on Form 8‑K (File No. 001‑08895)	March 31, 2014
10.19.4

Amendment No. 4 to Credit Agreement, dated November 24, 2014, by and among the Company, as borrower, the financial institutions referred to therein, and Bank of America, N.A., as administrative agent.†

10.20

Master Lease and Security Agreement, dated as of April 7, 2011, by and between the parties set forth on Exhibit A‑1, Exhibit A‑2, Exhibit A‑3 and Exhibit A‑4 attached thereto and HCR III Healthcare, LLC.**

		Current Report on Form 8‑K (File No. 001‑08895)	July 12, 2011
10.20.1	First Amendment to Master Lease and Security Agreement, dated as of April 7, 2011, by and among the parties signatory thereto and HCR III Healthcare, LLC.	Annual Report on Form 10‑K (File No. 001‑08895)	February 14, 2012
10.20.2	Second Amendment to Master Lease and Security Agreement, dated as of May 16, 2011, by and among the parties signatory thereto and HCR III Healthcare, LLC.	Annual Report on Form 10‑K (File No. 001‑08895)	February 14, 2012
10.20.3	Third Amendment to Master Lease and Security Agreement, dated as of January 10, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC.	Annual Report on Form 10‑K (File No. 001‑08895)	February 14, 2012
10.20.4	Fourth Amendment to Master Lease and Security Agreement, dated as of April 18, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	May 1, 2012
10.20.5	Fifth Amendment to Master Lease and Security Agreement, dated as of May 4, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	July 31, 2012

Exhibit Number	Description	Incorporated by reference herein
		Form	Date Filed
10.20.6	Sixth Amendment to Master Lease and Security Agreement, dated as of May 30, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	July 31, 2012
10.20.7	Seventh Amendment to Master Lease and Security Agreement, dated as of February 11, 2013, by and among the parties signatory thereto and HCR III Healthcare, LLC.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	May 2, 2013
10.20.8	Eighth Amendment to Master Lease and Security Agreement, dated as of July 31, 2014, by and among the parties signatory thereto and HCR III Healthcare, LLC.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 4, 2014
10.20.9	Ninth Amendment to Master Lease and Security Agreement, dated as of September 30, 2014, by and among the parties signatory thereto and HCR III Healthcare, LLC.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 4, 2014
10.21

Master Lease and Security Agreement, dated as of October 31, 2012, by and between HCPI Trust, HCP Senior Housing Properties Trust, HCP SH ELP1 Properties, LLC, HCP SH ELP2 Properties, LLC, HCP SH ELP3 Properties, LLC, HCP SH Lassen House, LLC, HCP SH Mountain Laurel, LLC, HCP SH Mountain View, LLC, HCP SH Oakridge, LLC, HCP SH River Valley Landing, LLC and HCP SH Sellwood Landing, LLC, as lessor, and Emeritus Corporation, as lessee.**

		Annual Report on Form 10‑K (File No. 001‑08895)	February 12, 2013
10.21.1

First Amendment to Master Lease and Security Agreement, dated as of December 4, 2012, by and between HCPI Trust, HCP Senior Housing Properties Trust, HCP SH ELP1 Properties, LLC, HCP SH ELP2 Properties, LLC, HCP SH ELP3 Properties, LLC, HCP SH Lassen House, LLC, HCP SH Mountain Laurel, LLC, HCP SH Mountain View, LLC, HCP SH Oakridge, LLC, HCP SH River Valley Landing, LLC and HCP SH Sellwood Landing, LLC, as lessor, and Emeritus Corporation, as lessee.**

		Annual Report on Form 10‑K (File No. 001‑08895)	February 12, 2013
10.21.2

Omnibus Amendment to Leases, dated as of July 31, 2014, which amends the Master Lease and Security Agreement, dated as of October 31, 2012, by and between HCPI Trust, HCP Senior Housing Properties Trust, HCP SH ELP1 Properties, LLC, HCP SH ELP2 Properties, LLC, HCP SH ELP3 Properties, LLC, HCP SH Lassen House, LLC, HCP SH Mountain Laurel, LLC, HCP SH Mountain View, LLC, HCP SH Oakridge, LLC, HCP SH River Valley Landing, LLC and HCP SH Sellwood Landing, LLC, as lessor, and Emeritus Corporation, as lessee, as amended.

		Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 4, 2014
10.22

Amended and Restated Master Lease and Security Agreement, dated as of August 29, 2014, by and between HCP AUR1 California A Pack, LLC, HCP EMOH, LLC, HCP Hazel Creek, LLC, HCP MA2 California, LP, HCP MA2 Massachusetts, LP, HCP MA2 Ohio, LP, HCP MA2 Oklahoma, LP, HCP MA3 California, LP, HCP MA3 South Carolina, LP, HCP MA3 Washington LP, HCP Partners, LP, HCP Senior Housing Properties Trust, HCP SH Eldorado Heights LLC, HCP SH ELP1Properties, LLC, HCP SH ELP2 Properties, LLC, HCP SH ELP3 Properties, LLC, HCP SH Lassen House, LLC, HCP SH Mountain Laurel, LLC, HCP SH Mountain View, LLC, HCP SH River Valley Landing, LLC, HCP SH Sellwood Landing, LLC, HCP ST1 Colorado, LP, HCP, Inc. and HCPI Trust, as their interests may appear, as lessor, and Emeritus Corporation, Summerville at Hazel Creek, LLC and Summerville at Prince William, Inc., as lessee.**

		Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 4, 2014

Exhibit Number	Description	Incorporated by reference herein
		Form	Date Filed
10.22.1	First Amendment to Amended and Restated Master Lease and Security Agreement and Option Exercise Notice, dated as of December 29, 2014, by and between HCP, Inc. and Brookdale Senior Living Inc.**†
10.22.2

Second Amendment to Amended and Restated Master Lease and Security Agreement, dated as of January 1, 2015, by and among the entities collectively defined therein as Lessor, consisting of HCP, Inc. and certain of its subsidiaries, the entities collectively defined therein as Lessee, each a subsidiary of Brookdale Senior Living Inc., and Brookdale Senior Living Inc. as guarantor.**†

21.1	Subsidiaries of the Company.†
23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.†
23.2	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.†
31.1	Certification by Lauralee E. Martin, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a‑14(a).†
31.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a‑14(a).†
32.1	Certification by Lauralee E. Martin, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a‑14(b) and 18 U.S.C. Section 1350.†
32.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a‑14(b) and 18 U.S.C. Section 1350.†
99.1	HCR ManorCare, Inc. Financial Statements as of December 31, 2014 and 2013 and for the three years in the periods ended December 31, 2014.
101.INS	XBRL Instance Document.††
101.SCH	XBRL Taxonomy Extension Schema Document.††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.††
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.††
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.††

*       Management Contract or Compensatory Plan or Arrangement.

**     Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the SEC.

***   Certain schedules or similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally copies of any of the omitted schedules or attachments upon request by the SEC.

†       Filed herewith.

††     Furnished herewith.