Form 10-Q
period 2015-03-31
HCP, INC.
filed 2015-05-05
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015.

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

As of April 30, 2015, there were 461,676,261 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

HCP, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Real estate:
Buildings and improvements	$10,980,848	$10,972,973
Development costs and construction in progress	293,492	275,233
Land	1,882,476	1,889,438
Accumulated depreciation and amortization	(2,319,791)	(2,250,757)
Net real estate	10,837,025	10,886,887
Net investment in direct financing leases	6,827,596	7,280,334
Loans receivable, net	1,025,278	906,961
Investments in and advances to unconsolidated joint ventures	642,795	605,448
Accounts receivable, net of allowance of $3,629 and $3,785, respectively	40,153	36,339
Cash and cash equivalents	137,170	183,810
Restricted cash	47,279	48,976
Intangible assets, net	458,249	481,013
Other assets, net	1,008,897	940,172
Total assets(1)	$21,024,442	$21,369,940
LIABILITIES AND EQUITY
Bank line of credit	$358,555	$838,516
Term loans	530,038	213,610
Senior unsecured notes	8,022,533	7,626,194
Mortgage debt	979,890	984,431
Other debt	95,747	97,022
Intangible liabilities, net	80,387	84,723
Accounts payable and accrued liabilities	314,226	432,934
Deferred revenue	87,420	95,411
Total liabilities(2)	10,468,796	10,372,841
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 461,583,731 and 459,746,267 shares issued and outstanding, respectively	461,584	459,746
Additional paid-in capital	11,493,988	11,431,987
Cumulative dividends in excess of earnings	(1,633,841)	(1,132,541)
Accumulated other comprehensive loss	(28,461)	(23,895)
Total stockholders’ equity	10,293,270	10,735,297
Joint venture partners	75,397	73,214
Non-managing member unitholders	186,979	188,588
Total noncontrolling interests	262,376	261,802
Total equity	10,555,646	10,997,099
Total liabilities and equity	$21,024,442	$21,369,940

(1)The Company’s consolidated total assets at March 31, 2015 and December 31, 2014 include assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs. Total assets at March 31, 2015 include VIE assets as follows: buildings and improvements $699 million;  land $114 million; accumulated depreciation and amortization $120 million; accounts receivable $15 million; cash $36 million; and other assets, net $14 million. Total assets at December 31, 2014 include VIE assets as follows: buildings and improvements $677 million;  land $113 million; accumulated depreciation and amortization $111 million; accounts receivable $5 million; cash $42 million; and other assets, net of $23 million from VIEs. See Note 17 to the Consolidated Financial Statements for additional information.

(2)The Company’s consolidated total liabilities at March  31, 2015 and December 31, 2014 include certain liabilities of VIEs for which the VIE creditors do not have recourse to HCP, Inc. Total liabilities at March  31, 2015 include accounts payable and accrued liabilities of $33 million and deferred revenue of $9 million from VIEs. Total liabilities at December 31, 2014 include accounts payable and accrued liabilities of $34 million and deferred revenue of $12 million from VIEs. See Note 17 to the Consolidated Financial Statements for additional information.

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental and related revenues	$275,082	$284,823
Tenant recoveries	29,896	25,434
Resident fees and services	105,013	38,053
Income from direct financing leases	167,078	164,537
Interest income	33,262	16,696
Investment management fee income	460	449
Total revenues	610,791	529,992
Costs and expenses:
Interest expense	116,780	106,638
Depreciation and amortization	114,522	107,388
Operating	132,031	75,707
General and administrative	24,773	20,899
Acquisition and pursuit costs	3,390	495
Impairments	478,464	—
Total costs and expenses	869,960	311,127
Gains on sales of real estate, net of income taxes	6,264	—
Other income, net	1,724	1,930
(Loss) income before income taxes and equity income from unconsolidated joint ventures	(251,181)	220,795
Income taxes benefit (provision)	77	(1,446)
Equity income from unconsolidated joint ventures	13,601	14,528
(Loss) income from continuing operations	(237,503)	233,877

Discontinued operations:
Income before gain on sales of real estate, net of income taxes	—	1,736
Gain on sales of real estate, net of income taxes	—	28,010
Total discontinued operations	—	29,746
Net (loss) income	(237,503)	263,623
Noncontrolling interests’ share in earnings	(3,111)	(4,512)
Net (loss) income attributable to HCP, Inc.	(240,614)	259,111
Participating securities’ share in earnings	(335)	(1,064)
Net (loss) income applicable to common shares	$(240,949)	$258,047

Basic earnings per common share:
Continuing operations	$(0.52)	$0.50
Discontinued operations	—	0.06
Net (loss) income applicable to common shares	$(0.52)	$0.56
Diluted earnings per common share:
Continuing operations	$(0.52)	$0.50
Discontinued operations	—	0.06
Net (loss) income applicable to common shares	$(0.52)	$0.56
Weighted average shares used to calculate earnings per common share:
Basic	460,880	457,294
Diluted	460,880	457,674
Dividends declared per common share	$0.565	0.545

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net (loss) income	$(237,503)	$263,623

Other comprehensive loss:
Change in net unrealized gains (losses) on securities:
Unrealized gains (losses)	(5)	3
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses)	2,339	(695)
Reclassification adjustment realized in net (loss) income	(6)	605
Change in Supplemental Executive Retirement Plan obligation	69	54
Foreign currency translation adjustment	(6,963)	(50)
Total other comprehensive loss	(4,566)	(83)

Total comprehensive (loss) income	(242,069)	263,540
Total comprehensive income attributable to noncontrolling interests	(3,111)	(4,512)
Total comprehensive (loss) income attributable to HCP, Inc.	$(245,180)	$259,028

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share data)

(Unaudited)

				Cumulative	Accumulated
			Additional	Dividends	Other	Total	Total
	Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Of Earnings	Loss	Equity	Interests	Equity
January 1, 2015	459,746	$459,746	$11,431,987	$(1,132,541)	$(23,895)	$10,735,297	$261,802	$10,997,099
Net loss	—	—	—	(240,614)	—	(240,614)	3,111	(237,503)
Other comprehensive loss	—	—	—	—	(4,566)	(4,566)	—	(4,566)
Issuance of common stock, net	1,155	1,155	35,657	—	—	36,812	(1,608)	35,204
Repurchase of common stock	(128)	(128)	(5,968)	—	—	(6,096)	—	(6,096)
Exercise of stock options	811	811	26,410	—	—	27,221	—	27,221
Amortization of deferred compensation	—	—	6,165	—	—	6,165	—	6,165
Common dividends ($0.565 per share)	—	—	—	(260,686)	—	(260,686)	—	(260,686)
Distributions to noncontrolling interests	—	—	(263)	—	—	(263)	(3,861)	(4,124)
Issuance of noncontrolling interests	—	—	—	—	—	—	2,932	2,932
March 31, 2015	461,584	$461,584	$11,493,988	$(1,633,841)	$(28,461)	$10,293,270	$262,376	$10,555,646

				Cumulative	Accumulated
			Additional	Dividends	Other	Total	Total
	Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Of Earnings	Loss	Equity	Interests	Equity
January 1, 2014	456,961	$456,961	$11,334,041	$(1,053,215)	$(14,487)	$10,723,300	$207,834	$10,931,134
Net income	—	—	—	259,111	—	259,111	4,512	263,623
Other comprehensive loss	—	—	—	—	(83)	(83)	—	(83)
Issuance of common stock, net	1,287	1,287	31,419	—	—	32,706	(73)	32,633
Repurchase of common stock	(208)	(208)	(7,860)	—	—	(8,068)	—	(8,068)
Exercise of stock options	4	4	91	—	—	95	—	95
Amortization of deferred compensation	—	—	4,890	—	—	4,890	—	4,890
Common dividends ($0.545 per share)	—	—	—	(250,198)	—	(250,198)	—	(250,198)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,975)	(3,975)
Issuance of noncontrolling interests	—	—	—	—	—	—	1,193	1,193
Purchase of noncontrolling interests	—	—	—	—	—	—	(1,671)	(1,671)
March 31, 2014	458,044	$458,044	$11,362,581	$(1,044,302)	$(14,570)	$10,761,753	$207,820	$10,969,573

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(237,503)	$263,623
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles	114,522	107,388
Amortization of market lease intangibles, net	(378)	(168)
Amortization of deferred compensation	6,165	4,890
Amortization of deferred financing costs, net	4,752	4,965
Straight-line rents	(9,546)	(13,968)
Loan and direct financing lease interest accretion	(21,032)	(21,503)
Deferred rental revenues	(902)	(145)
Equity income from unconsolidated joint ventures	(13,601)	(14,528)
Distributions of earnings from unconsolidated joint ventures	1,159	2,430
Lease termination income, net	(1,103)	—
Gain on sales of real estate	(6,264)	(28,010)
Marketable securities and other losses, net	134	63
Impairments	478,464	—
Changes in:
Accounts receivable, net	(3,814)	(1,045)
Other assets	(5,839)	(8,942)
Accounts payable and accrued liabilities	(75,146)	(47,869)
Net cash provided by operating activities	230,068	247,181
Cash flows from investing activities:
Acquisitions and pending acquisitions of real estate	(71,373)	(5,473)
Development of real estate	(61,805)	(33,983)
Leasing costs and tenant and capital improvements	(11,540)	(12,405)
Proceeds from sales of real estate, net	—	36,753
Contributions to unconsolidated joint ventures	(27,279)	—
Distributions in excess of earnings from unconsolidated joint ventures	1,022	772
Principal repayments on loans receivable	17,496	3,133
Investments in loans receivable and other	(176,504)	(42,281)
Decrease in restricted cash	1,697	6,933
Net cash used in investing activities	(328,286)	(46,551)
Cash flows from financing activities:
Net repayments under bank line of credit	(455,506)	—
Borrowings under term loan	333,014	—
Issuance of senior unsecured notes	595,110	350,000
Repayments of senior unsecured notes	(200,000)	(400,000)
Repayments of mortgage debt	(6,354)	(162,739)
Deferred financing costs	(7,687)	(9,239)
Issuance of common stock and exercise of options	62,425	32,728
Repurchase of common stock	(6,096)	(8,068)
Dividends paid on common stock	(260,686)	(250,198)
Issuance of noncontrolling interests	1,626	41
Distributions to and purchase of noncontrolling interests	(4,124)	(3,975)
Net cash provided by (used in) financing activities	51,722	(451,450)
Effect of foreign exchange on cash and cash equivalents	(144)	2
Net decrease in cash and cash equivalents	(46,640)	(250,818)
Cash and cash equivalents, beginning of period	183,810	300,556
Cash and cash equivalents, end of period	$137,170	$49,738

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  Business

HCP, Inc., a Standard & Poor’s (“S&P”) 500 company, together with its consolidated entities (collectively, “HCP” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). The Company is a Maryland corporation organized in 1985 and qualifies as a self-administered real estate investment trust (“REIT”). The Company is headquartered in Irvine, California, with offices in Nashville, Los Angeles, San Francisco and London. The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers. The Company’s diverse portfolio is comprised of investments in the following healthcare segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital.

NOTE 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Management is required to make estimates and assumptions in the preparation of financial statements in conformity with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from management’s estimates.

The consolidated financial statements include the accounts of HCP, Inc., its wholly-owned subsidiaries, joint ventures and VIEs that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”).

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability (consistent with debt discounts). ASU 2015-03 is effective for fiscal years, and interim periods within, beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2015-03 on January 1, 2016 to the Company’s consolidated financial position or results of operations.

In February 2015, the FASB issued Accounting Standards Update No. 2015-2, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 requires amendments to both the variable interest entity and voting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funds, (ii) modify (a) the identification of variable interests (fees paid to a decision maker or service provider), (b) the VIE characteristics for a limited partnership or similar entity and (c) the primary beneficiary determination under the VIE model, and (iii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. ASU 2015-02 is effective for fiscal years, and interim periods within, beginning after

December 15, 2015. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2015-02 on January 1, 2016 to the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This update changes the guidance for recognizing revenue. ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years and interim periods beginning after December 15, 2016, although on April 29, 2015, the FASB issued a proposal for public comment to defer the effective date by one year. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2014-09 on its current adoption date of January 1, 2017 to the Company’s consolidated financial position or results of operations.

Reclassification

Certain amounts in the Company’s consolidated financial statements have been reclassified for prior periods to conform to the current period presentation. As a result of the Company’s increasing transaction volume, “acquisition and pursuit costs” are separately presented on the consolidated statements of operations from “general and administrative expenses.”

NOTE 3.  Brookdale Lease Amendments and Terminations and the Formation of Two RIDEA Joint Ventures (“Brookdale Transaction”)

On July 31, 2014, Brookdale Senior Living (“Brookdale”) completed its acquisition of Emeritus Corporation (“Emeritus”). On August 29, 2014, the Company and Brookdale completed a multiple-element transaction with three major components:

•

amended existing lease agreements on 153 HCP-owned senior housing communities previously leased and operated by Emeritus, that included the termination of embedded purchase options in these leases relating to 30 properties and future rent reductions;

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

NOTE 4.  Real Estate Property Investments

2015 Acquisitions

A summary of real estate acquisitions for the three months ended March 31, 2015 follows (in thousands):

	Consideration			Assets Acquired
		Liabilities	Noncontrolling		Net
Segment	Cash Paid	Assumed	Interest	Real Estate	Intangibles
Senior housing	$34,068	$626	$1,306	$34,350	$1,650
Medical office	180	—	—	180	—
	$34,248	$626	$1,306	$34,530	$1,650

Subsequent Acquisitions.  In April 2015, the Company converted £174 million of its HC-One Facility (see Note 7) to fee ownership in a portfolio of 36 care homes located throughout the United Kingdom (“U.K.”).

Pending Acquisitions.  In March 2015, HCP and Brookdale entered into a definitive agreement to acquire from Chartwell Retirement Residences a portfolio of 35 private pay senior housing communities, including two leasehold interests, representing 5,025 units (the “Chartwell Portfolio”) for $849 million. The Chartwell Portfolio will be acquired in a RIDEA structure and Brookdale will acquire  a  10% noncontrolling interest. Brookdale has operated these communities since 2011 after its acquisition of Horizon Bay, and will continue to manage the communities post-closing under a long-term management agreement, which is cancellable under certain conditions subject to a fee if terminated within the next seven years.  The Company made a deposit of $37 million related to this pending acquisition, which is included in other assets, net. The closing of this acquisition is expected in the third quarter of 2015 and remains subject to regulatory approvals and other customary closing conditions.

In April 2015, the Company acquired a medical office building (“MOB”) for $161 million. The MOB is located in Philadelphia, Pennsylvania.

In April 2015, the Company exercised its purchase option right from a $41 million development loan to acquire a newly developed assisted living and memory care facility in Germantown, Tennessee for $72 million. The facility will be managed by Brookdale and placed in a RIDEA structure with Brookdale acquiring a 10% noncontrolling interest. The Company expects to close this acquisition in the second quarter of 2015, subject to customary closing conditions.

2014 Acquisitions

A summary of real estate acquisitions for the three months ended March 31, 2014 follows (in thousands):

	Consideration			Assets Acquired
		Liabilities	Noncontrolling
Segment	Cash Paid	Assumed	Interest	Real Estate
Senior housing	$5,473	$1	$1,152	$ 6,626

Completed Developments

During the three months ended March 31, 2014, the Company placed in service the following: (i) two life science facilities, (ii) a medical office building and (iii) a post-acute/skilled nursing facility.  These completed developments represent $25 million of gross real estate on the Company’s consolidated balance sheets as of December 31, 2014. There were no completed developments during the three months ended March 31, 2015.

Construction, Tenant and Other Capital Improvements

A summary of the Company’s funding for construction, tenant and other capital improvements follows (in thousands):

	Three Months Ended March 31,
Segment	2015	2014
Senior housing	$16,172	$6,950
Post-acute/skilled nursing	1,960	2,381
Life science	27,391	26,762
Medical office	19,233	12,975
Hospital	37	—
	$64,793	$49,068

NOTE 5.  Dispositions of Real Estate and Discontinued Operations

During the three months ended March 31, 2015, the Company sold eight senior housing facilities for $51 million resulting from Brookdale’s purchase option exercise it received as part of the Brookdale Transaction.

During the three months ended March 31, 2014,  the Company sold two post-acute/skilled nursing facilities for $22 million and a hospital for $17 million.

The Company separately presented as discontinued operations the results of operations for all consolidated assets disposed of and all properties held for sale, if any, prior to the adoption of ASU 2014-08,  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, on April 1, 2014 (the “adoption date”). The amounts included in discontinued operations, for the three months March 31, 2014, represent the activity for properties sold prior to the adoption date. No properties sold subsequent to the adoption date met the new criteria for reporting discontinued operations.

The following table summarizes operating income from discontinued operations and gain on sales of real estate included in discontinued operations (dollars in thousands):

Three Months Ended March 31, 2014
Rental and related revenues	$1,810

Operating expenses	54
Other expenses, net	20
Income before gain on sales of real estate, net of income taxes	$1,736
Gain on sales of real estate, net of income taxes	$28,010

Number of properties included in discontinued operations	3

NOTE 6.  Net Investment in Direct Financing Leases

The components of net investment in direct financing leases (“DFLs”) consisted of the following (dollars in thousands):

	March 31,	December 31,
	2015	2014
Minimum lease payments receivable	$26,825,121	$24,182,525
Estimated residual values	3,910,830	4,126,426
Less unearned income	(23,908,355)	(21,028,617)
Net investment in direct financing leases	$6,827,596	$7,280,334
Properties subject to direct financing leases	363	363

HCR ManorCare, Inc.

The Company acquired 334 post-acute, skilled nursing and assisted living facilities in its 2011 transaction with HCR ManorCare Inc. (“HCRMC”) and entered into a triple-net lease agreement (the “Master Lease”) with a subsidiary (“Lessee”) of HCRMC.

During the first quarter of 2015, the Company and HCRMC agreed to market for sale the real estate and operations associated with 50 non-strategic assets that are under the Master Lease. HCRMC will receive an annual rent reduction under the Master Lease based on 7.75% of the net sales proceeds received by HCP. The asset sales are expected to occur during the second half of 2015 and the first quarter of 2016.

On March 29, 2015, certain subsidiaries of the Company entered into an amendment to the Master Lease (the “HCRMC Lease Amendment”) effective April 1, 2015. The HCRMC Lease Amendment reduced initial annual rent by a net $68 million from $541 million to $473 million. Commencing on April 1, 2016, the minimum rent escalation shall be reset to

3.0% for each lease year through the expiration of the initial term of each applicable pool of facilities.  Prior to the HCRMC Lease Amendment, rent payments would have increased 3.5% on April 1, 2015 and 2016 and 3.0% thereafter. The initial term was extended five years to an average of 16 years and the extension options’ aggregate terms remained the same.

As consideration for the rent reduction, the Company received a Deferred Rent Obligation from Lessee equal to an aggregate amount of $525 million, which was allocated into two tranches (i) a Tranche A Deferred Rent Obligation of $275 million and (ii) a Tranche B Deferred Rent Obligation of $250 million. Until the entire Tranche A Deferred Rent Obligation is paid in full, Lessee will make rental payments equal to 6.9% of its outstanding amount (representing $19 million) for the initial lease year (the “Tranche A Current Payment”) increased each year thereafter by 3.0%. Commencing on April 1, 2016, until the Tranche B Deferred Rent Obligation is paid in full, the outstanding principal balance of Tranche B Deferred Rent Obligation will be increased annually by (i) 3.0% initially, (ii) 4.0% commencing on April 1, 2019, (iii) 5.0% commencing on April 1, 2020, and (iv) 6.0% commencing on April 1, 2021 and for the remainder of its term. The Deferred Rent Obligation is due and payable on the earlier of (i) certain capital or liquidity events of HCRMC, including an IPO or sale, or (ii) March 31, 2029, which is not subject to any extensions. The HCRMC Lease Amendment also imposes certain restrictions on Lessee and HCRMC until the Deferred Rent Obligation is paid in full, including with respect to the payment of dividends and the transfer of interest in HCRMC.

Additionally, HCRMC agreed to sell, and HCP agreed to purchase, nine post-acute facilities for an aggregate purchase price of $275 million. The proceeds from the nine facilities will be used to reduce the Tranche A Deferred Rent Obligation as the sales are consummated. The closing of the sales of these facilities will be subject to certain customary conditions and approvals. If the closing with respect to any of these facilities has not occurred by April 1, 2016, the obligation to purchase any unsold facilities will terminate. Following the sale of a facility, Lessee will lease such facility from the Company pursuant to the Master Lease. The nine facilities will contribute an aggregate of $19 million of annual rent (subject to escalation) under the Master Lease.

During the three months ended March 31, 2015, the Company recorded  a net impairment charge of $478 million related to its DFL investments with HCRMC. The impairment charge reduced the carrying value of the HCRMC DFL investments from $6.6 billion to $6.1 billion, based on the present value of the future lease payments effective April 1, 2015 under the HCRMC Lease Amendment discounted at the original DFL investments’ effective lease rate. There is no related allowance for credit losses recorded within the carrying value of the HCRMC DFL investments.

See Note 8 for additional discussion on the Company’s 9.4% equity interest in HCRMC and the U.S. Department of Justice action related to HCRMC.

Direct Financing Lease Internal Ratings

The following table summarizes the Company’s internal ratings for net investment in DFLs at March 31, 2015  (dollars in thousands):

	Carrying	Percentage of DFL	Internal Ratings
Investment Type	Amount	Portfolio	Performing DFLs	Watch List DFLs	Workout DFLs
Senior housing	$1,562,875	23	$1,193,903	$368,972	$—
Post-acute/skilled nursing	5,140,830	75	5,140,830	—	—
Hospital	123,891	2	123,891	—	—
	$6,827,596	100	$6,458,624	$368,972	$—

Beginning September 30, 2013, the Company placed a 14-property senior housing DFL (the “DFL Portfolio”) on non-accrual status. The Company determined that the collection of all rental payments was and continues to be no longer reasonably assured; therefore, rental revenue for the DFL Portfolio is recognized on a cash basis. The Company re-assessed the DFL Portfolio for impairment on March 31, 2015 and determined that the DFL Portfolio was not impaired based on its belief that: (i) it was not probable that it will not collect all of the rental payments under the terms of the lease; and (ii) the fair value of the underlying collateral exceeded the DFL Portfolio’s carrying amount. The fair value of the DFL Portfolio was estimated based on a discounted cash flow model, the inputs to which are considered to be a Level 3 measurement within the fair value hierarchy. Inputs to this valuation model include real estate capitalization rates, industry growth rates and operating margins, some of which influence the Company’s expectation of future cash flows from the DFL Portfolio and, accordingly, the fair value of its investment. During the three months ended March 31, 2015 and 2014, the Company recognized DFL income of $4 million and $5 million, respectively, and received cash payments of $5 million and $6 million, respectively, from the DFL Portfolio. The carrying value of the DFL Portfolio was $369 million and $370 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, the Company continues to believe that the fair value of the underlying collateral is in excess of the carrying value of this DFL.

As a result of HCRMC related events, the Company reassessed the collectability of all contractual rent payments under the amended Master Lease. The Company has concluded that the collection of the amended rent payments is reasonably assured and has assigned an internal rating of “Performing” to its HCRMC DFL investments.

NOTE 7.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	March 31, 2015			December 31, 2014
	Real Estate	Other		Real Estate	Other
	Secured	Secured	Total	Secured	Secured	Total
Mezzanine	$—	$930,587	$930,587	$—	$799,064	$799,064
Other(1)	122,514	—	122,514	135,363	—	135,363
Unamortized discounts, fees and costs	—	(14,413)	(14,413)	—	(14,056)	(14,056)
Allowance for loan losses	—	(13,410)	(13,410)	—	(13,410)	(13,410)
	$122,514	$902,764	$1,025,278	$135,363	$771,598	$906,961

(1)Represents construction loans outstanding related to senior housing development projects. At March 31, 2015, the Company had $8 million remaining under its commitments to fund development projects.

Loans Receivable Internal Ratings

The following table summarizes the Company’s internal ratings for loans receivable at March 31, 2015  (dollars in thousands):

	Carrying	Percentage of Loan	Internal Ratings
Investment Type	Amount	Portfolio	Performing Loans	Watch List Loans	Workout Loans
Real estate secured	$122,514	12	$122,514	$—	$—
Other secured	902,764	88	885,777	—	16,987
	$1,025,278	100	$1,008,291	$—	$16,987

Other Secured Loans

HC-One Facility.  In November 2014, the Company was the lead investor in the financing for Formation Capital and Safanad’s acquisition of NHP, a company that, at closing, owned 273 nursing and residential care homes representing over 12,500 beds in the U.K. principally operated by HC-One. The Company provided a loan facility (the “HC-One Facility”), secured by substantially all of NHP’s assets, totaling £395 million, with £363 million ($574 million) drawn at closing. The HC-One Facility has a five-year term and was initially funded by a £355 million draw on the Company’s revolving line of credit facility that is discussed in Note 11. In February 2015, the Company increased the HC-One Facility by £108 million  ($164 million) to £502 million ($795 million), in conjunction with HC-One’s acquisition of Meridian Healthcare.

Tandem Health Care Loan. On July 31, 2012, the Company closed a mezzanine loan facility to lend up to $205 million to Tandem Health Care (“Tandem”), as part of the recapitalization of a post-acute/skilled nursing portfolio. The Company funded $100 million (the “First Tranche”) at closing and funded an additional $102 million (the “Second Tranche”) in June 2013. At March 31, 2015, the loans were subordinate to $435 million of senior mortgage debt. The loans bear interest at fixed rates of 12% and 14% per annum for the First and Second Tranches, respectively. This loan facility matures in October 2017, is prepayable at the borrower’s option and is secured by real estate partnership interests. The loans are subject to prepayment premiums if repaid on or before the third anniversary from the First Tranche closing date of July 31, 2012.

Delphis Operations, L.P. Loan. The Company holds a secured term loan made to Delphis Operations, L.P. (“Delphis” or the “Borrower”) that is collateralized by assets of the Borrower. The Borrower’s collateral is comprised primarily of a partnership interest in an operating surgical facility that leases a property owned by the Company. This loan is on cost recovery status and has an internal rating of “workout”. The carrying value of the loan, net of an allowance for loan losses, was $17 million at both March 31, 2015 and December 31, 2014. During the three months ended March 31, 2015, the Company received cash payments of $0.5 million from the Borrower. At both March 31, 2015 and December 31, 2014, the allowance related to the Company’s senior secured loan to Delphis was $13 million with no additional allowances recognized during the three months ended March 31, 2015 or the year ended December 31, 2014. At March 31, 2015, the Company believes the fair value of the collateral supporting this loan is in excess of its carrying value.

Subsequent Event.  In April 2015, the Company converted £174 million of the HC-One Facility into a sale-leaseback transaction for 36 nursing and residential care homes located throughout the U.K. (see Note 4).

NOTE 8.  Investments in and Advances to Unconsolidated Joint Ventures

On March 30, 2015, the Company and MBK Senior Living (“MBK”), a subsidiary of Mitsui & Co. Ltd, formed a new RIDEA joint venture (“MBK JV”) that owns three senior housing facilities with the Company and MBK each owning a 50% equity interest. MBK manages these communities on behalf of the joint venture. The Company contributed $27 million of cash and MBK contributed the three senior housing facilities with a fair value of $126 million, which were encumbered by $78 million of mortgage debt at closing. The Company accounts for this joint venture as an equity method investment.

The Company owns interests in the following entities that are accounted for under the equity method at March 31, 2015 (dollars in thousands):

Entity(1)	Segment	Investment(2)	Ownership%
CCRC JV(3) (4)	senior housing	$455,750		49
HCRMC	post-acute/skilled nursing	51,649		9.4
MBK JV	senior housing	27,279		50
HCP Ventures III, LLC	medical office	6,658		30
HCP Ventures IV, LLC(4)	medical office and hospital	26,206		20
HCP Life Science(5)	life science	69,758	50	–	63
Suburban Properties, LLC	medical office	5,312		67
Advances to unconsolidated joint ventures, net		183
		$642,795

Edgewood Assisted Living Center, LLC	senior housing	$(448)		45
Seminole Shores Living Center, LLC	senior housing	(635)		50
		$(1,083)

(1)	These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)

Represents the carrying value of the Company’s investment in the unconsolidated joint ventures. Negative balances are recorded in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.

(3)	Includes two unconsolidated joint ventures in a RIDEA structure: (i) “CCRC PropCo” and (ii) “CCRC OpCo”.
(4)	Represents VIEs, see Note 17.
(5)

Includes three unconsolidated joint ventures between the Company and an institutional capital partner for which the Company is the managing member. HCP Life Science includes the following partnerships (and the Company’s ownership percentage): (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%).

Summarized combined financial information for the Company’s unconsolidated joint ventures follows (in thousands):

	March 31,	December 31,
	2015	2014
Real estate, net	$5,230,958	$5,134,587
Goodwill and other assets, net	5,048,919	4,986,310
Total assets	$10,279,877	$10,120,897

Capital lease obligations and debt	$7,218,361	$7,197,940
Accounts payable	1,093,859	1,015,912
Other partners’ capital	1,316,030	1,281,413
HCP’s capital(1)	651,627	625,632
Total liabilities and partners’ capital	$10,279,877	$10,120,897

(1)

The combined basis difference of the Company’s investments in these joint ventures of $10 million, as of March 31, 2015, is primarily attributable to goodwill, real estate, capital lease obligations, deferred tax assets and lease-related net intangibles.

	Three Months Ended March 31,
	2015	2014
Total revenues	$1,166,454	$1,067,491
Income (loss) from discontinued operations	1,100	(2,600)
Net income	9,783	7,996
HCP’s share of earnings(1)	13,601	14,528
Fees earned by HCP	460	449
Distributions received by HCP	2,181	3,202

(1)

The Company’s joint venture interest in HCRMC is accounted for using the equity method and results in an ongoing elimination of DFL income proportional to HCP’s ownership in HCRMC. The elimination of the respective proportional lease expense at the HCRMC level in substance results in $16 million of DFL income that is recharacterized to the Company’s share of earnings from HCRMC (equity income from unconsolidated joint ventures) for both the three months ended March 31, 2015 and 2014.

Subsequent Event.  On April 20, 2015,  the U.S. Department of Justice (“DOJ”) unsealed a previously filed complaint in the United States District Court for the Eastern District of Virginia against HCRMC and certain of its affiliates in three consolidated cases following a civil investigation arising out of three lawsuits filed by former employees of HCRMC under the qui tam provisions of the federal False Claims Act. The DOJ’s complaint in intervention is captioned United States of America, ex rel. Ribik, Carson, and Slough v. HCR ManorCare, Inc., ManorCare Inc., HCR ManorCare Services, LLC and Heartland Employment Services, LLC (Civil Action Numbers: 1:09cv13; 1:11cv1054; 1:14cv1228 (CMH/TCB)). The complaint alleges that HCRMC submitted claims to Medicare for therapy services that were not covered by the skilled nursing facility benefit, were not medically reasonable and necessary, and were not skilled in nature, and therefore not entitled to Medicare reimbursement. While this litigation is at an early stage and HCRMC has indicated that it believes the claims are unjust and it will vigorously defend against them, a significant adverse judgment against HCRMC or significant settlement obligation could impact the carrying value of the Company’s investments in HCRMC’s operations and/or DFLs investment further (see Note 6).

NOTE 9.  Intangibles

At March 31, 2015 and December 31, 2014,  gross intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles and below market ground lease intangibles, were $819 million and $830 million, respectively. At March 31, 2015 and December 31, 2014, the accumulated amortization of intangible assets was $361 million and $349 million, respectively.

At March 31, 2015 and December 31, 2014,  gross intangible lease liabilities, comprised of below market lease intangibles and above market ground lease intangibles were $207 million and $209 million, respectively. At March 31, 2015 and December 31, 2014, the accumulated amortization of intangible liabilities was $127 million and $124 million, respectively.

NOTE 10.  Other Assets

The Company’s other assets consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Straight-line rent assets, net of allowance of $34,231 and $34,182, respectively	$359,311	$355,864
Marketable debt securities, net	221,379	231,442
Leasing costs and inducements, net	158,347	146,500
Deferred financing costs, net	52,597	47,592
Goodwill	50,346	50,346
Other	166,917	108,428
Total other assets	$1,008,897	$940,172

At March 31, 2015, other assets include a $37 million deposit related to the pending Portfolio acquisition from Chartwell Retirement Residences (see Note 4). At March 31, 2015 and December 31, 2014, other assets include a non-interest bearing short-term receivable of $22 million and $26 million, respectively, from Brookdale payable in eight quarterly installments. At March 31, 2015 and December 31, 2014, other assets include a loan receivable of $17 million and $15 million, respectively, from HCP Ventures IV, LLC, an unconsolidated joint venture (see Note 8) with an interest rate of 12% which matures in May 2016. The loan is senior to equity distributions to the Company’s joint venture partner.

Marketable debt securities, net primarily represent senior unsecured notes that mature in June 2020 and are non-callable through June 2016. These senior unsecured notes are accounted for as marketable debt securities and classified as held-to-maturity.

NOTE 11.  Debt

Bank Line of Credit and Term Loans

The Company’s $2.0 billion unsecured revolving line of credit facility (the “Facility”) matures on March 31, 2018 and contains a one-year extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends upon the Company’s debt ratings. The Company pays a facility fee on the entire revolving commitment that depends on its debt ratings. Based on the Company’s debt ratings at March 31, 2015, the margin on the Facility was 0.925%, and the facility fee was 0.15%. The Facility also includes a feature that will allow the Company to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At March 31, 2015, the Company had £242 million ($359 million) outstanding under the Facility with a weighted average effective interest rate of 1.72%.

On January 12, 2015, the Company entered into a credit agreement with a syndicate of banks for a £220 million  ($327 million at March 31, 2015)  four-year unsecured term loan (the “2015 Term Loan”) that accrues interest at a rate of GBP LIBOR plus 0.975%, subject to adjustments based on the Company’s credit ratings. Proceeds from this term loan were used to repay a £220 million draw on the Facility to fund the November 2014 HC-One debt investment (see Note 7). Concurrently, the Company entered into a three-year interest rate swap agreement that effectively fixes the interest rate of the 2015 Term Loan at 1.79% (see Note 20).  The 2015 Term Loan contains a one-year committed extension option.

The Facility and term loans contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60% and (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times. The Facility and Term Loans also require a Minimum Consolidated Tangible Net Worth of $9.5 billion at March 31, 2015. At March 31, 2015, the Company was in compliance with each of these restrictions and requirements of the Facility and Term Loans.

Senior Unsecured Notes

At March 31, 2015, the Company had senior unsecured notes outstanding with an aggregate principal balance of $8.1 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at March 31, 2015.

The following table summarizes the Company’s senior unsecured note issuances for the periods presented (dollars in thousands):

Period	Amount	Coupon Rate	Maturity Date	Net Proceeds
Three months ending March 31, 2015:
January 21, 2015	$600,000	3.400%	2025	$591,000
Year ending December 31, 2014:
August 14, 2014	$800,000	3.875%	2024	$792,000
February 21, 2014	$350,000	4.200%	2024	$346,000

The following table summarizes the Company’s senior unsecured notes payoffs for the periods presented (dollars in thousands):

Period	Amount	Coupon Rate
Three months ending March 31, 2015:
March 1, 2015	$200,000	6.00%
Year ending December 31, 2014:
February 1, 2014	$400,000	2.70%
June 14, 2014	$62,000	6.00%
June 14, 2014	$25,000	3 Month LIBOR+0.9%

Mortgage Debt

At March 31, 2015, the Company had $981 million in aggregate principal amount of mortgage debt outstanding secured by 70 healthcare facilities (including redevelopment properties), which have a carrying value of $1.3 billion. At March 31, 2015, interest rates on the mortgage debt ranged from 0.42% to 8.38% with a weighted average effective interest rate of 6.15% and a weighted average maturity of three years.

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

Debt Maturities

The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at March 31, 2015 (in thousands):

			Senior
	Bank Line of		Unsecured	Mortgage
Year	Credit(1)	Term Loans(2)	Notes(3)	Debt	Total(4)
2015 (Nine months)	$—	$—	$200,000	$35,549	$235,549
2016	—	203,404	900,000	292,222	1,395,626
2017	—	—	750,000	581,891	1,331,891
2018	358,555	—	600,000	6,583	965,138
2019	—	326,634	450,000	2,072	778,706
Thereafter	—	—	5,150,000	63,170	5,213,170
	358,555	530,038	8,050,000	981,487	9,920,080
Discounts, net	—	—	(27,467)	(1,597)	(29,064)
	$358,555	$530,038	$8,022,533	$979,890	$9,891,016

(1)  Represents £242 million translated into U.S. dollars.

(2)  Represents £357 million translated into U.S. dollars.

(3)  Interest rates on the notes ranged from 2.79% to 6.99% with a weighted average effective interest rate of 4.82% and a weighted average maturity of six years.

(4)  Excludes $96 million of other debt that represents Life Care Bonds and Demand Notes that have no scheduled maturities.

Other Debt

At March 31, 2015, the Company had $70 million of non-interest bearing life care bonds at two of its continuing care retirement communities and non-interest bearing occupancy fee deposits at two of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). The Life Care Bonds are generally refundable to the residents upon the termination of the contract or upon the successful resale of the unit.

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

Liquidity Support Arrangement

The Company has a 20% equity investment in an unconsolidated joint venture, HCP Ventures IV, LLC (“HCP Ventures IV”), which has $107 million of contractual secured debt obligations (“Contractual Obligations”) coming due through February 2016. In the event HCP Ventures IV is (i) unable to refinance these Contractual Obligations with third party lenders or (ii) the equity members do not jointly agree to make additional capital contributions to repay such Contractual Obligations, the Company has committed to provide the necessary level of financial support in the form of a shortfall loan to enable HCP Ventures IV to repay such Contractual Obligations.  Additionally, the Company has committed to fund, in the form of a shortfall loan, up to $24.5 million for prior and future capital expenditures of which $17 million has been funded as of March 31, 2015 and included in other assets, net.  This liquidity support arrangement is permitted under the joint venture agreement between members, and any such funding will earn an interest rate equal to 12% per annum from the date actually advanced until the date it is repaid in full (see Notes 8, 10 and 17).

NOTE 13.   Equity

Common Stock

The following table lists the common stock cash dividends declared by the Company in 2015:

		Amount	Dividend
Declaration Date	Record Date	Per Share	Payable Date
January 29	February 9	$0.565	February 24
April 30	May 11	0.565	May 26

The following is a summary of the Company’s common stock issuances (shares in thousands):

	Three Months Ended March 31,
	2015	2014
Dividend Reinvestment and Stock Purchase Plan	829	875
Conversion of DownREIT units(1)	38	2
Exercise of stock options	811	4
Vesting of restricted stock units	288	411
Repurchase of common stock	128	208

(1)  Non-managing member LLC units.

Accumulated Other Comprehensive Loss

The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	March 31,	December 31,
	2015	2014
Cumulative foreign currency translation adjustment	$(17,710)	$(10,747)
Unrealized losses on cash flow hedges, net	(7,291)	(9,624)
Supplemental Executive Retirement Plan minimum liability	(3,468)	(3,537)
Unrealized gains on available for sale securities	8	13
Total accumulated other comprehensive loss	$(28,461)	$(23,895)

Noncontrolling Interests

At March 31, 2015, non-managing members held an aggregate of 4 million units in five limited liability companies (“DownREITs”), for which the Company is the managing member. At March 31, 2015, the carrying and fair values of these DownREIT units were $187 million and $261 million, respectively.

NOTE 14.   Segment Disclosures

The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the medical office segment, the Company invests through the acquisition and development of MOBs, which generally require a greater level of property management. Otherwise, the Company primarily invests, through the acquisition and development of real estate, in single tenant and operator properties and debt issued by tenants and operators in these sectors. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements herein and in the Company’s 2014 Annual Report on Form 10-K filed with the SEC. There were no intersegment sales or transfers during the three months ended March 31, 2015 and 2014. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”), adjusted NOI (cash NOI) and interest income of the combined investments in each segment.

Non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, accounts receivable, net, marketable equity securities, deferred financing costs and, if any, real estate held for sale. Interest expense, depreciation and amortization, and non-property specific revenues and expenses are not allocated to individual segments in determining the Company’s segment-level performance. See Note 18 for other information regarding concentrations of credit risk.

Summary information for the reportable segments follows (in thousands):

For the three months ended March 31, 2015:

				Investment
	Rental	Resident Fees	Interest	Management	Total		Adjusted
Segments	Revenues(1)	and Services	Income	Fee Income	Revenues	NOI(2)	(Cash) NOI(2)
Senior housing	$127,382	$105,013	$7,394	$—	$239,789	$156,885	$150,472
Post-acute/skilled	140,576	—	25,868	—	166,444	140,043	121,960
Life science	83,551	—	—	1	83,552	66,852	63,777
Medical office	98,305	—	—	459	98,764	60,053	58,187
Hospital	22,242	—	—	—	22,242	21,205	21,457
Total	$472,056	$105,013	$33,262	$460	$610,791	$445,038	$415,853

For the three months ended March 31, 2014:

				Investment
	Rental	Resident Fees	Interest	Management	Total		Adjusted
Segments	Revenues(1)	and Services	Income	Fee Income	Revenues	NOI(2)	(Cash) NOI(2)
Senior housing	$150,085	$38,053	$3,284	$—	$191,422	$163,590	$150,375
Post-acute/skilled	137,780	—	13,412	—	151,192	137,248	118,099
Life science	76,122	—	—	1	76,123	61,961	58,829
Medical office	89,262	—	—	448	89,710	53,746	53,029
Hospital	21,545	—	—	—	21,545	20,595	20,661
Total	$474,794	$38,053	$16,696	$449	$529,992	$437,140	$400,993

(1)	Represents rental and related revenues, tenant recoveries and income from DFLs.
(2)

NOI and Adjusted NOI are non-GAAP supplemental financial measures used to evaluate the operating performance of real estate. The Company defines NOI as rental and related revenues, including tenant recoveries, resident fees and services, and income from DFLs, less property level operating expense; NOI excludes all other financial statement amounts included in net (loss) income as presented below. The Company believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL accretion, amortization of market lease intangibles and lease termination fees. Adjusted NOI is oftentimes referred to as “cash NOI.” The Company uses NOI and adjusted NOI to make decisions about resource allocations and to assess and compare property level performance. The Company believes that net (loss) income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net (loss) income as defined by GAAP because it does not reflect various excluded items. Further, the Company’s definition of NOI may not be comparable to the definition used by other REITs or real estate companies, as those companies may use different methodologies for calculating NOI.

The following is a reconciliation of reported net (loss) income to NOI and adjusted NOI (in thousands):

	Three Months Ended March 31,
	2015	2014
Net (loss) income	$(237,503)	$263,623
Interest income	(33,262)	(16,696)
Investment management fee income	(460)	(449)
Interest expense	116,780	106,638
Depreciation and amortization	114,522	107,388
General and administrative	24,773	20,899
Acquisition and pursuit costs	3,390	495
Impairments	478,464	—
Gains on sales of real estate, net of income taxes	(6,264)	—
Other income, net	(1,724)	(1,930)
Income taxes (benefit) provision	(77)	1,446
Equity income from unconsolidated joint ventures	(13,601)	(14,528)
Total discontinued operations	—	(29,746)
NOI	445,038	437,140
Straight-line rents	(9,546)	(13,968)
DFL accretion	(20,304)	(21,422)
Amortization of above and below market lease intangibles, net	(378)	(168)
Lease termination fees	1,043	(578)
NOI adjustments related to discontinued operations	—	(11)
Adjusted (Cash) NOI	$415,853	$400,993

The Company’s total assets by segment were (in thousands):

	March 31,	December 31,
Segments	2015	2014
Senior housing	$8,445,616	$8,383,345
Post-acute/skilled nursing	6,488,822	6,875,122
Life science	4,171,320	4,154,789
Medical office	2,997,583	2,988,888
Hospital	639,807	640,253
Gross segment assets	22,743,148	23,042,397
Accumulated depreciation and amortization	(2,680,584)	(2,600,072)
Net segment assets	20,062,564	20,442,325
Other non-segment assets	961,878	927,615
Total assets	$21,024,442	$21,369,940

At both March 31, 2015 and December 31, 2014, goodwill of $50 million was allocated to segment assets as follows: (i) senior housing—$31 million, (ii) post-acute/skilled nursing—$3 million, (iii) medical office—$11 million, and (iv) hospital—$5 million.

NOTE 15.   Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator
(Loss) income from continuing operations	$(237,503)	$233,877
Noncontrolling interests’ share in continuing operations	(3,111)	(3,335)
(Loss) income from continuing operations applicable to HCP, Inc.	(240,614)	230,542
Participating securities’ share in continuing operations	(335)	(1,064)
(Loss) income from continuing operations applicable to common shares	(240,949)	229,478
Discontinued operations	—	29,746
Noncontrolling interests’ share in discontinued operations	—	(1,177)
Net (loss) income applicable to common shares	$(240,949)	$258,047

Denominator
Basic weighted average common shares	460,880	457,294
Dilutive potential common shares	—	380
Diluted weighted average common shares	460,880	457,674

Basic earnings per common share
(Loss) income from continuing operations	$(0.52)	$0.50
Discontinued operations	—	0.06
Net (loss) income applicable to common shares	$(0.52)	$0.56

Diluted earnings per common share
(Loss) income from continuing operations	$(0.52)	$0.50
Discontinued operations	—	0.06
Net (loss) income applicable to common shares	$(0.52)	$0.56

Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, which requires the use of the two-class method when computing basic and diluted earnings per share. Options to purchase approximately 0.5 million and 1.6 million shares of common stock that had an exercise price (including deferred compensation expense) in excess of the average closing market price of the Company’s common stock during the three months ended March 31, 2015 and 2014, respectively, were not included in the Company’s earnings per share calculations because they are anti-dilutive. Restricted stock and performance restricted stock units representing 0.4 million and 0.9 million shares of common stock during the three months ended March 31, 2015 and 2014, respectively, were not included because they are anti-dilutive. Additionally, 6 million shares issuable upon conversion of 4 million DownREIT units during the three months ended March 31, 2015 and 2014 were not included because they are anti-dilutive.

NOTE 16.   Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2015	2014
Supplemental cash flow information:
Interest paid, net of capitalized interest	$168,165	$152,423
Income taxes paid	383	629
Capitalized interest	1,698	3,125
Supplemental schedule of non-cash investing activities:
Accrued construction costs	32,236	21,715
Supplemental schedule of non-cash financing activities:
Vesting of restricted stock units	288	411
Cancellation of restricted stock	—	(1)
Conversion of non-managing member units into common stock	1,608	73
Noncontrolling interest issued in connection with real estate acquisition	1,306	1,152
Noncontrolling interest assumed in connection with real estate disposition	—	1,671
Mortgages and other liabilities assumed with real estate acquisitions	626	1
Unrealized gains (losses) on available-for-sale securities and derivatives designated as cash flow hedges, net	2,334	(692)

NOTE 17.   Variable Interest Entities

Unconsolidated Variable Interest Entities

At March 31, 2015,  the Company had investments in: (i) two unconsolidated VIE joint ventures; (ii) 48 properties leased to VIE tenants; (iii) a loan to a VIE borrower; and (iv) marketable debt securities of a VIE borrower. The Company has determined that it is not the primary beneficiary of these VIEs. The Company does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact these VIEs’ economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (CCRC OpCo and HCP Ventures IV discussed below), the Company has no formal involvement in these VIEs beyond its investments.

The Company holds an equity interest in CCRC OpCo that has been identified as a VIE (see Notes 3 and 8). The equity members of CCRC OpCo “lack power” because they share certain operating rights with Brookdale as manager of the CCRCs. The assets of CCRC OpCo primarily consist of the CCRCs that it owns and leases, resident fees receivable, notes receivable, and cash and cash equivalents; its obligations primarily consist of operating lease obligations and accounts payable and expense accruals associated with the cost of its CCRCs’ operations. Assets generated by the CCRC operations (primarily rents from CCRC residents) of CCRC OpCo may only be used to settle its contractual obligations (primarily the rental costs and operating expenses incurred to manage such facilities).

In the first quarter of 2015, upon the occurrence of a reconsideration event, it was determined that HCP Ventures IV is a VIE because this entity is “thinly capitalized.” The assets of HCP Ventures IV primarily consist of MOBs and hospitals that it owns and leases, intangible assets, straight-line rents receivable, and cash and cash equivalents; its obligations primarily consist of mortgage debt, member loans, intangible liabilities, deferred revenue, and accounts payable and accrued liabilities associated with the cost of its rental properties. Assets generated by the operations (primarily rental revenues) of HCP Ventures IV may only be used to settle its contractual obligations (primarily operating expenses).

The Company leases 48 properties to a total of seven tenants that have been identified as VIEs (“VIE tenants”) because these VIE tenants are “thinly capitalized” entities that rely on the operating cash flows generated from the senior housing facilities to pay operating expenses, including the rent obligations under their leases.

The Company holds an interest-only, senior secured term loan made to a borrower (Delphis Operations, L.P.) that has been identified as a VIE because it is a “thinly capitalized” entity (see Note 7). The loan is collateralized by all of the assets of the borrower (comprised primarily of interests in partnerships that operate surgical facilities, of which one partnership is a tenant of the Company).

The Company holds commercial mortgage-backed securities (“CMBS”) issued by Federal Home Loan Mortgage Corporation (“Freddie MAC”) through a special purpose entity that has been identified as a VIE. The CMBS issued by the VIE are backed by mortgage obligations on senior housing facilities.

The classification of the related assets and liabilities and their maximum loss exposure as a result of the Company’s involvement with these VIEs at March 31, 2015 are presented below (in thousands):

	Maximum Loss		Carrying
VIE Type	Exposure(1)	Asset/Liability Type	Amount
CCRC OpCo	$245,321	Investments in unconsolidated joint ventures	$245,321
HCP Ventures IV	157,706	Investments in unconsolidated joint ventures	26,206
VIE tenants—operating leases	12,341	Lease intangibles, net and straight-line rent receivables	12,341
VIE tenants—DFLs	599,414	Net investment in DFLs	599,414
Loan—senior secured	16,987	Loans receivable, net	16,987
CMBS	17,546	Marketable debt securities	17,546

(1)

The Company’s maximum loss exposure related to CCRC OpCo, VIE tenants, and loans and marketable debt securities to VIE borrowers represents the aggregate carrying amount of such investments. The Company’s maximum loss exposure related to HCP Ventures IV represents the aggregate carrying amount of its investment plus $107 million in committed support, which may be mitigated by the refinancing of HCP Ventures IV’s Contractual Obligations which it expects to occur as such debt becomes due in late 2015 and early 2016 (see Note 12).

With the exception of HCP Ventures IV, as of March 31, 2015,  the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls). At March 31, 2015, the Company has funded a loan of $17 million to HCP Ventures IV. HCP Ventures IV has $107 million of Contractual Obligations coming due through February 2016. The Company has committed to provide the necessary level of financial support, in the form of a shortfall loan, to HCP Ventures IV in the event the joint venture is (i) unable to refinance its Contractual Obligations with third party lenders or (ii) the equity members do not jointly agree to make additional capital contributions to repay its Contractual Obligations.  See Notes 3, 6, 7, 8, 10 and 12 for additional descriptions of the nature, purpose and operating activities of the Company’s unconsolidated VIEs and interests therein.

Consolidated Variable Interest Entities

RIDEA 1.    The Company holds a 90% ownership interest in a joint venture entity formed in September 2011 that operates senior housing properties in a RIDEA structure (“RIDEA OpCo”). The Company consolidates RIDEA OpCo as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of RIDEA OpCo primarily consist of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to a non-VIE consolidated subsidiary of the Company and operating expenses of its senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily senior housing resident rents) of RIDEA OpCo may only be used to settle its contractual obligations (primarily the rental costs and operating expenses incurred to manage such facilities).

RIDEA 2.  The Company holds an 80% equity interest in joint venture entities that own and operate senior housing properties in the RIDEA Subsidiaries. The Company consolidates the RIDEA Subsidiaries (SH PropCo and SH OpCo) as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIEs’ economic performance. The assets of SH PropCo primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of a note payable to a non-VIE consolidated subsidiary of the Company. The assets of SH OpCo primarily consist of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to SH PropCo and operating expenses of its senior housing facilities (accounts payable and accrued expenses).  Assets generated by the senior housing operations (primarily senior housing resident rents) of the RIDEA Subsidiaries may only be used to settle its contractual obligations (primarily the rental costs and operating expenses incurred to manage such facilities).

Other consolidated VIEs.  The Company made a loan to an entity that entered into a tax credit structure (“Tax Credit Subsidiary”) and a loan to an entity that made an investment in a development joint venture (“Development JV”) both of which are considered VIEs. The Company consolidates the Tax Credit Subsidiary and Development JV because it is the primary beneficiary as it has the ability to control the activities that most significantly impact the VIEs’ economic performance. The assets and liabilities of the Tax Credit Subsidiary and Development JV substantially consist of development in progress, notes receivable, prepaid expenses, notes payable, and accounts payable and accrued liabilities generated from their operating activities. Assets generated by the operating activities of the Tax Credit Subsidiary and Development JV may only be used to settle their contractual obligations.

NOTE 18.   Concentration of Credit Risk

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

The following table provides information regarding the Company’s concentrations with respect to certain tenants and operators; the information provided is presented for the gross assets and revenues that are associated with certain tenants and operators as percentages of their respective segment’s and total Company’s gross assets and revenues:

The following table lists the Company’s senior housing concentrations:

	Percentage of		Percentage of
	Senior Housing Gross Assets		Senior Housing Revenues
	March 31,	December 31,	Three Months Ended March 31,
Operators	2015	2014	2015	2014
Brookdale(1)	32%	36%	25%	46%
HCRMC	11%	11%	8%	10%

The following table lists the Company’s post-acute/skilled nursing concentrations:

	Percentage of Post-Acute/		Percentage of Post-Acute/
	Skilled Nursing Gross Assets		Skilled Nursing Revenues
	March 31,	December 31,	Three Months Ended March 31,
Operators	2015	2014	2015	2014
HCRMC	79%	82%	80%	86%

The following table lists the total Company concentrations:

	Percentage of		Percentage of
	Total Company Assets		Total Company Revenues
	March 31,	December 31,	Three Months Ended March 31,
Operators	2015	2014	2015	2014
HCRMC	29%	31%	25%	28%
Brookdale(1)	13%	13%	10%	17%

(1)

On July 31, 2014, Brookdale completed its acquisition of Emeritus. These percentages of segment revenues and total revenues for the three months ended March 31, 2014 are prepared on a pro forma basis to reflect the combined concentration for Brookdale and Emeritus, as if the merger had occurred as of the beginning of the period presented. On August 29, 2014, the Company and Brookdale amended or terminated all former leases with Emeritus and entered into two RIDEA joint ventures (see Note 3). Percentages do not include senior housing facilities that Brookdale manages (is not a tenant) under a RIDEA structure.

HCRMC’s summarized consolidated financial information follows (in millions):

	March 31,	December 31,
	2015	2014
Real estate and other property, net	$2,915.4	$2,934.4
Cash and cash equivalents	141.6	127.9
Goodwill, intangible and other assets, net	4,646.1	4,621.7
Total assets	$7,703.1	$7,684.0

Debt and financing obligations	$6,071.0	$6,108.3
Accounts payable, accrued liabilities and other	975.6	932.7
Total equity	656.5	643.0
Total liabilities and equity	$7,703.1	$7,684.0

	Three Months Ended March 31,
	2015	2014
Revenues	$1,054.0	$1,041.9
Operating, general and administrative expense	(897.9)	(888.8)
Depreciation and amortization expense	(35.9)	(35.2)
Interest expense	(100.3)	(102.3)
Other income, net	2.8	2.9
Income from continuing operations before income tax expense	22.7	18.5
Income tax expense	(10.1)	(7.5)
Income from continuing operations	12.6	11.0
Income (loss) from discontinued operations, net of taxes	1.1	(2.6)
Net income	$13.7	$8.4

As of March 31, 2015, Brookdale provided comprehensive property management and accounting services with respect to 70 of the Company’s senior housing facilities and 14 CCRCs owned by the CCRC JV, for which the Company or joint venture pays annual management fees pursuant to long-term management agreements. Most of the management agreements have terms ranging from 10 to 15 years, with 5-year renewals. The base management fees are 4.5% to 5.0% of gross revenues (as defined) generated by the RIDEA facilities. In addition, there are incentive management fees payable to Brookdale if operating results of the RIDEA properties exceed pre-established EBITDAR (as defined) thresholds.

Brookdale is subject to the registration and reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Brookdale contained or referred to in this report has been derived from SEC filings made by Brookdale or other publicly available information, or was provided to the Company by Brookdale, and the Company has not verified this information through an independent investigation or otherwise. The Company has no reason to believe that this information is inaccurate in any material respect, but the Company cannot assure the reader of its accuracy. The Company is providing this data for informational purposes only and encourages the reader to obtain Brookdale’s publicly available filings, which can be found on the SEC’s website at www.sec.gov.

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

Subsequent Event.  The DOJ filed a complaint against HCRMC that was released from seal on April 20, 2015 (see Note 8).

NOTE 19.   Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The following table illustrates the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2015 in the consolidated balance sheets (in thousands):

Financial Instrument(1)	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$38	$38	$—	$—
Interest-rate swap liabilities	(7,820)	—	(7,820)	—
Currency swap assets	3,603	—	3,603	—
Warrants	3,004	—	—	3,004
	$(1,175)	$38	$(4,217)	$3,004

(1)	Interest rate and currency swaps, as well as common stock warrant fair values, are determined based on observable and unobservable market assumptions utilizing standardized derivative pricing models.

Recognized gains and losses are recorded in other income, net on the Company’s consolidated statements of operations. During the three months ended March 31, 2015, there were no transfers of financial assets or liabilities within the fair value hierarchy.

Disclosures About Fair Value of Financial Instruments

Cash and cash equivalents, restricted cash, accounts receivable net, and accounts payable and accrued liabilities – The carrying values are reasonable estimates of fair value because of the short-term maturities of these instruments.

Loans receivable, net and mortgage debt – The fair values are based on discounting future cash flows utilizing current market rates for loans and debt of the same type and remaining maturity.

Marketable debt securities – The fair value is based on quoted prices from inactive markets.

Marketable equity securities and senior unsecured notes – The fair values are based on quoted prices in active markets.

Warrants – The fair value is based on significant unobservable market inputs utilizing standardized derivative pricing models.

Bank line of credit, term loans and other debt – The carrying values are a reasonable estimate of fair value because the borrowings are primarily based on market interest rates and the Company’s current credit ratings.

Interest-rate swaps – The fair value is based on observable inputs utilizing standardized pricing models that consider forward yield curves and discount rates which are observable in active and inactive markets.

Currency swaps – The fair value is based on observable inputs utilizing standardized pricing models that consider the future value of the currency exchange rates, comprised of current spot and traded forward points, and calculating a present value of the net amount using discount rates based on observable traded interest rates.

The table below summarizes the carrying values and fair values of the Company’s financial instruments (in thousands):

	March 31, 2015		December 31, 2014
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Loans receivable, net(2)	$1,025,278	$1,040,540	$906,961	$898,522
Marketable debt securities(2)	221,379	229,881	231,442	252,125
Marketable equity securities(1)	38	38	43	43
Warrants(3)	3,004	3,004	2,220	2,220
Bank line of credit(2)	358,555	358,555	838,516	838,516
Term loans(2)	530,038	530,038	213,610	213,610
Senior unsecured notes(1)	8,022,533	8,579,285	7,626,194	8,187,458
Mortgage debt(2)	979,890	1,039,562	984,431	1,025,091
Other debt(2)	95,747	95,747	97,022	97,022
Interest-rate swap assets(2)	—	—	178	178
Interest-rate swap liabilities(2)	7,820	7,820	7,663	7,663
Currency swap assets(2)	3,603	3,603	929	929

(1)	Level 1: Fair value calculated based on quoted prices in active markets.
(2)

Level 2: Fair value based on quoted prices for similar or identical instruments in active or inactive markets, respectively, or calculated utilizing standardized pricing models in which significant inputs or value drivers are observable in active markets.

(3)	Level 3: Fair value determined based on significant unobservable market inputs using standardized derivative pricing models.

NOTE 20.   Derivative Financial Instruments

The following table summarizes the Company’s outstanding interest-rate and foreign currency swap contracts as of March 31, 2015 (dollars and GBP in thousands):

			Fixed
		Hedge	Rate/Buy	Floating/Exchange	Notional/
Date Entered	Maturity Date	Designation	Amount	Rate Index	Sell Amount	Fair Value(1)
Interest rate:
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(6,129)
November 2008(3)	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	$25,600	$(1,540)
July 2012(3)	June 2016	Cash Flow	1.81%	1 Month GBP LIBOR+1.20%	£137,000	$(84)
January 2015(3)	October 2017	Cash Flow	1.79%	1 Month GBP LIBOR+0.975%	£220,000	$(67)
Foreign currency:
July 2012(4)	June 2016	Cash Flow	$34,100	Buy USD/Sell GBP	£21,700	$1,887
July 2014(5)	December 2015	Cash Flow	$5,600	Buy USD/Sell GBP	£3,300	$732
January 2015(6)	October 2017	Cash Flow	$49,300	Buy USD/Sell GBP	£32,500	$983

(1)	Derivative assets are recorded in other assets, net and derivative liabilities are recorded in accounts payable and accrued liabilities on the consolidated balance sheets.
(2)	Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.
(3)	Hedges fluctuations in interest payments on variable-rate unsecured debt due to fluctuations in the underlying benchmark interest rate.
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

(6)

Currency swap contract (buy USD/sell GBP) hedges the foreign currency exchange risk related to the Company’s forecasted GBP denominated interest receipts on its HC-One Facility. Represents a currency swap to sell approximately £1.0 million monthly at a rate of 1.5149 through October 2017.

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

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of a derivative instrument due to adverse changes in market prices. Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative contracts, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At March 31, 2015, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

On January 12, 2015, the Company entered into an interest-rate swap contract that is designated as hedging the interest payments on its GBP denominated 2015 Term Loan due to fluctuations in the underlying benchmark interest rate (see additional discussion of the Term Loan in Note 11). The cash flow hedge has a notional amount of £220 million and expires in October 2017.

On January 12, 2015, the Company entered into a foreign currency swap contract to hedge the foreign currency exchange risk related to GBP interest receipts on the Company’s HC-One Facility (see additional discussion of the HC-One Facility in Note 7). The cash flow hedge has a fixed GBP/USD exchange rate of 1.5149 (buy approximately $1.5 million and sell £1.0 million monthly) and matures in October 2017.

During the three months ended March 31, 2015, the Company determined a portion of a cash flow hedge was ineffective and reclassified $0.1 million of unrealized gains related to this interest-rate swap contract into other income, net.  The Company expects that the hedged forecasted transactions for each of the outstanding qualifying cash flow hedging relationships remain probable of occurring, and as a result, no additional gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings for any other outstanding hedges, other than discussed above.

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

		Effects of Change in Interest and Foreign Currency Rates
		+50 Basis	-50 Basis	+100 Basis	-100 Basis
Date Entered	Maturity Date	Points	Points	Points	Points
Interest rate:
July 2005	July 2020	$1,082	$(1,184)	$2,215	$(2,317)
November 2008	October 2016	200	(190)	396	(386)
July 2012	June 2016	1,242	(1,205)	2,466	(2,429)
January 2015	October 2017	4,165	(4,180)	8,338	(8,353)
Foreign currency:
July 2012	June 2016	1,745	2,067	1,584	2,228
July 2014	December 2015	711	760	687	784
January 2015	October 2017	831	1,313	590	1,554

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements.”  We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “forecast,” “plan,” “potential,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. Any such forward-looking statements reflect our current expectations and views about future events and are subject to a number of risks and uncertainties that could significantly affect the Company’s future financial condition and results of operations. While forward-looking statements reflect our good faith belief and reasonable assumptions based upon current information, we can give no assurance that our expectations or forecasts will be attained.  Further, we cannot guarantee the accuracy of any such forward-looking statement contained in this Quarterly Report, and such forward-looking statements are subject to known and unknown risks and uncertainties that are difficult to predict. As more fully set forth under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014,  as updated by Item 1A hereof, risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:

(a)

our ability to fully evaluate HCRMC’s ability to meet its contractual obligations under the HCRMC Lease Amendment and risks related to the impact of the Department of Justice lawsuit against HCRMC, including the possibility of larger than expected litigation costs, adverse results and related developments;

(b)	our reliance on a concentration of a small number of tenants and operators for a significant portion of our revenues;
(c)

the financial weakness of tenants and operators, including potential bankruptcies, significant litigation exposure and downturns in their businesses, which results in uncertainties regarding our ability to continue to realize the full benefit of such tenants’ and/or operators’ leases;

(d)

the ability of our tenants and operators to conduct their respective businesses in a manner sufficient to maintain or increase their revenues and to generate sufficient income to make rent and loan payments to us and our ability to recover investments made, if applicable, in their operations;

(e)	competition for tenants and operators, including with respect to new leases and mortgages and the renewal or rollover of existing leases;
(f)	availability of suitable properties to acquire at favorable prices and the competition for the acquisition and financing of those properties;
(g)	our ability to negotiate the same or better terms with new tenants or operators if existing leases are not renewed or we exercise our right to replace an existing tenant or operator upon default;
(h)

the risks associated with our investments in joint ventures and unconsolidated entities, including our lack of sole decision making authority and our reliance on our partners’ financial condition and continued cooperation;

(i)	the risk that we may not be able to achieve the benefits of investments within expected time frames or at all, or within expected cost projections;
(j)	the potential impact of future litigation matters, including the possibility of larger than expected litigation costs, adverse results and related developments;
(k)	the effect on healthcare providers of legislation addressing entitlement programs and related services, including Medicare and Medicaid, which may result in future reductions in reimbursements;
(l)

changes in federal, state or local laws and regulations, including those affecting the healthcare industry that affect our costs of compliance or increase the costs, or otherwise affect the operations, of our tenants and operators;

(m)

volatility or uncertainty in the capital markets, the availability and cost of capital as impacted by interest rates, changes in our credit ratings, and the value of our common stock, and other conditions that may adversely impact our ability to fund our obligations or consummate transactions, or reduce the earnings from potential transactions;

(n)	changes in global, national and local economic conditions, and currency exchange rates;
(o)	changes in the credit ratings on United States (“U.S.”) government debt securities or default or delay in payment by the U.S. of its obligations;
(p)	our ability to manage our indebtedness level and changes in the terms of such indebtedness; and
(q)	the ability to maintain our qualification as a real estate investment trust.

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

The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•	Executive Summary
•	2015 Transaction Overview
•	Dividends
•	Results of Operations
•	Liquidity and Capital Resources
•	Contractual Obligations
•	Off-Balance Sheet Arrangements
•	Inflation
•	Non-GAAP Financial Measures Reconciliations
•	Critical Accounting Policies
•	Recent Accounting Pronouncements

Executive Summary

HCP, an S&P 500 company, invests primarily in real estate serving the healthcare industry in the United States. We are a Maryland corporation organized in 1985 and qualify as a self-administered real estate investment trust (“REIT”). We acquire, develop, lease, manage and dispose of healthcare real estate, and provide financing to healthcare providers. At March 31, 2015, our portfolio of investments, including properties in our unconsolidated joint ventures, consisted of interests in 1,196 facilities.

We invest and manage our real estate portfolio for the long-term to maximize the benefit to our stockholders and support the growth of our dividends. The core elements of our strategy are: (i) to acquire, develop, lease, own and manage a diversified portfolio of quality healthcare properties across multiple business segments and geographic locations (including Europe); (ii) to align ourselves with leading healthcare companies, operators and service providers, which over the long-term should result in higher relative rental rates, net operating cash flows and appreciation of property values; (iii) to concentrate on longer-term escalating triple-net leases with high-quality tenants, while using RIDEA structures for properties that have higher growth potential; (iv) to maintain adequate liquidity with long-term fixed rate debt financing with staggered maturities, which supports the longer-term nature of our investments, while reducing our exposure to interest rate volatility and refinancing risk at any point in the interest rate or credit cycles; and (v) to continue to manage our balance sheet with a targeted financial leverage of 40% relative to our assets.

We believe that our longer-term escalating triple-net leases with financially strong tenants and operators enhance the quality, stability and growth of our rental income. Further, we believe many of our existing properties hold the potential for increased future cash flows due to their high quality and desirable locations within markets where the creation of new supply is limited by the lack of available sites and the difficulty of obtaining the necessary licensing, other approvals and/or financing. Our strategy for maximizing the benefits from these opportunities is to: (i) work with new or existing tenants and operators to address their space and capital needs and (ii) provide high-quality property management services in order to motivate tenants to renew, expand or relocate into our properties.

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

We maintain a conservative balance sheet by actively managing our debt to equity levels, using long-term fixed rate debt and staggering our contractual maturities. We also utilize multiple sources of capital including equity, unsecured bonds, revolving line of credit facilities, term loans, and secured debt. We have relationships with institutional joint venture partners which has been a source of capital for our joint ventures.

We evaluate multiple sources of capital when financing our investments. For debt investments, we may utilize our revolving line of credit facility or originate bank term loans. Typically we fund long term real estate investments with common stock and long term unsecured bonds. Additionally, in connection with joint ventures, we typically utilize non-recourse mortgage debt.

2015 Transaction Overview

HCR ManorCare Updates

During the quarter ended March 31, 2015, HCP and HCRMC agreed to market for sale the real estate and operations associated with up to 50 non-strategic assets that are under the Master Lease and Security Agreement (the “Master Lease”) for an estimated total gross sales price between $250 million and $350 million. Six assets are currently under a letter of intent for sale. HCRMC will receive an annual rent reduction under the Master Lease based on 7.75% of the net sales proceeds received by HCP. The asset sales are expected to occur during the second half of 2015 and the first quarter of 2016.

Additionally, HCP and HCRMC agreed to amend the Master Lease (the “HCRMC Lease Amendment”). Commencing April 1, 2015, HCP provided an annual net rent reduction of $68 million, which equates to initial lease year rent of $473 million, compared to $541 million that would have commenced April 1, 2015 prior to the HCRMC Lease Amendment. The contractual rent will increase by 3.0% annually during the initial term. In exchange, HCP will receive the following consideration:

•

Fee ownership in nine post-acute facilities valued at $275 million with a median age of four years, currently owned and operated by HCRMC, which transfer is expected to be completed within the next 12 months, subject to customary licensing and regulatory approvals; until the transfer is complete, HCP will retain a lease receivable of equal value, earning income of $19 million annually (included in the amended initial lease year rent of $473 million above);

•

A second lease receivable with an initial amount of $250 million, payable by HCRMC upon the earlier of: (i) the end of the initial term of the first renewal pool under the HCRMC Lease Amendment, or (ii) certain capital or liquidity events of HCRMC, including an IPO or sale. The $250 million lease receivable amount will increase each year as follows: 3.0% in April 2016 through 2018, 4.0% in 2019, 5.0% in 2020 and 6.0% in 2021 until the end of the initial lease term; and

•	Extension of the initial lease term by five years, to an average of 16 years.

We recorded a non-cash impairment charge of $478 million related to our direct financing lease (“DFL”) investments with HCRMC. The non-cash charge reduced the carrying value of the HCRMC DFL investments from $6.6 billion to $6.1 billion, which represents the present value of the future lease payments under the HCRMC Lease Amendment.

HCRMC’s operating performance for the quarter ended March 31, 2015 reflects year-over-year EBITDAR growth of 3.6%, driven by reimbursement rate increases and continued cost controls. HCRMC’s normalized fixed charge coverage ratio for the trailing twelve months ended March 31, 2015 of 1.08x is consistent with the prior quarter and does not reflect the net $68 million annual rent reduction from the HCRMC Lease Amendment (effective on April 1, 2015) or the potential asset sales discussed above. At March 31, 2015, HCRMC’s cash and cash equivalents increased to $142 million.

See Note 6 to the Consolidated Financial Statements for additional discussion on the HCRMC Lease Amendment and impairment of our HCRMC direct financing lease investment. The United States Department of Justice (“DOJ”) filed a complaint against HCRMC that was released from seal on April 20, 2015 (see Note 8 to the Consolidated Financial Statements).

The Cove Development

In February 2015, we began construction on the first phase, $177 million, of The Cove at Oyster Point, a life science development in South San Francisco, California. The first phase includes two “class A” buildings totaling 253,000 sq. ft. that are expected to be completed in the third quarter of 2016.

HC-One Investment in U.K.

In February 2015, we increased our U.K. HC-One debt investment (“HC-One Facility”) by £108 million to £502 million in conjunction with HC-One’s acquisition of Meridian Healthcare. The HC-One Facility is secured by 303 nursing and residential care homes representing over 13,900 beds in the U.K., primarily located in England and Scotland.

In April 2015, we converted £174 million of our HC-One Facility to fee ownership in a portfolio of 36 care homes under long term triple-net leases that provide aggregate rent in the first year of £13 million. The contractual rent will increase annually by the Retail Price Index (“RPI”) and will be reset to fair market rent at the end of lease years 15 and 25. The triple-net leases have initial terms of 30 years with lessee termination options at the end of lease years 15 and 25.

Other Investment Transactions

In March 2015, we formed a new RIDEA joint venture (“MBK JV”) with MBK Senior Living (“MBK”), a subsidiary of Mitsui & Co. Ltd, that acquired three senior housing facilities for $126 million with HCP and MBK each owning a 50% equity interest. MBK manages these communities on behalf of this joint venture. At closing, we contributed $27 million of cash and MBK contributed the three senior housing facilities, which were encumbered by $78 million of mortgage debt. The MBK JV intends to acquire additional senior housing facilities by focusing on off-market transactions.

During the quarter ended March 31, 2015, we commenced on $65 million of other development projects.

In March 2015, we exercised the purchase option under our $18 million development loan and acquire a newly developed assisted living and memory care facility in Houston, Texas for $36 million. The facility is managed by Brookdale Senior Living Inc. (“Brookdale”) and at closing was 98.9% occupied and placed in a RIDEA structure with Brookdale acquiring a 10% noncontrolling interest.

$849 Million Acquisition of Private Pay Senior Housing Portfolio

In March 2015, HCP and Brookdale entered into a definitive agreement to acquire from Chartwell Retirement Residences a portfolio of 35 private pay senior housing communities, including two leasehold interests, representing 5,025 units (the “Chartwell Portfolio”) for $849 million. The Chartwell Portfolio will be acquired in a RIDEA structure, and Brookdale will acquire a 10% noncontrolling interest. Brookdale has operated these communities since 2011 after its acquisition of Horizon Bay, and will continue to manage the communities post-closing under a long-term management agreement, which is cancellable under certain conditions, subject to a fee if terminated within the next seven years. The closing of this acquisition is expected in the third quarter and remains subject to regulatory approvals and other customary closing conditions.

Additional Investments Through May 5, 2015

In April 2015, we acquired a medical office building (“MOB”) for $161 million. The MOB is located in Philadelphia, Pennsylvania with 705,000 rentable sq. ft. and is currently 85% occupied.

In April 2015, we exercised our purchase option under our $41 million development loan to acquire a newly developed assisted living and memory care facility in Germantown, Tennessee for $72 million. The facility will be managed by Brookdale and placed in a RIDEA structure with Brookdale acquiring a 10% noncontrolling interest. We expect to close this acquisition in the second quarter of 2015, subject to customary closing conditions.

Financing Activities

In January 2015, we issued $600 million of 3.40% senior unsecured notes due 2025. The notes were priced at 99.185% of the principal amount with a yield-to-maturity of 3.497%. Net proceeds were used to repay the entire $105 million U.S. dollar amount outstanding on our revolving credit facility at closing and $200 million of 6.00% senior unsecured notes that matured on March 1, 2015. We intend to use the remaining proceeds to repay $200 million of 7.00% senior unsecured notes maturing in June 2015 and for general corporate purposes.

In January 2015, to economically hedge a portion of our foreign currency risk from the HC-One Facility, we completed a £220 million four-year unsecured term loan that accrues interest at GBP LIBOR plus 0.975%, subject to adjustments based on our credit ratings. Concurrently, we entered into a three-year interest rate swap agreement that fixes the rate of the term loan at 1.79%, and a foreign currency swap agreement that fixes the GBP/USD exchange rate at 1.5149 on interest income from the HC-One debt investment in excess of interest payments on the term loan. Proceeds from this term loan repaid £220 million of the GBP balance drawn on our revolving credit facility that were used to fund our HC-One debt investment in November 2014.

Dividends

On April 30, 2015, we announced that our Board declared a quarterly common stock cash dividend of $0.565 per share. The common stock dividend will be paid on May 26, 2015 to stockholders of record as of the close of business on May 11, 2015.

Results of Operations

We evaluate our business and allocate resources among our business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the senior housing, post-acute/skilled nursing, life science and hospital segments, we primarily invest, through the acquisition and development, in single operator or tenant properties and debt issued by operators in these sectors. Under the medical office segment, we invest, through the acquisition and development, in single or multi-tenant medical office buildings (“MOBs”), which generally require a greater level of property management.

Non-GAAP Financial Measures

Net Operating Income (“NOI”)

NOI and adjusted NOI are non-GAAP supplemental financial measures used to evaluate the operating performance of real estate. NOI is defined as rental and related revenues, including tenant recoveries, resident fees and services, and income from direct financing leases (“DFLs”), less property level operating expense; NOI excludes all other financial statement amounts included in net (loss) income as presented in Note14 to the Consolidated Financial Statements. Management believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL accretion, amortization of market lease intangibles and lease termination fees. Adjusted NOI is oftentimes referred to as “cash NOI.” We use NOI and adjusted NOI to make decisions about resource allocations and to assess and compare property level performance. We believe that net (loss) income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net (loss) income as defined by GAAP because it does not reflect various excluded items. Further, our definition of NOI may not be comparable to the definition used by other REITs or real estate companies, as those companies may use different methodologies for calculating NOI.  NOI and adjusted NOI are non-GAAP supplemental financial measures; for a reconciliation of net (loss) income to NOI and adjusted NOI and other relevant disclosure, refer to Note 14 to the Consolidated Financial Statements.

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

Same Property Portfolio (“SPP”)

Our evaluation of results of operations by each business segment includes an analysis of NOI and adjusted NOI of our SPP and our total property portfolio. We believe NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. We use NOI and adjusted NOI to make decisions about resource allocations and to assess and compare property level performance. SPP NOI and adjusted NOI information allows us to evaluate the performance of our property portfolio under a consistent population by eliminating changes in the composition of our portfolio of properties. We identify our SPP as stabilized properties that remained in operations and were consistently reported as leased properties or RIDEA properties for the duration of the year over year comparison periods presented. Accordingly, it takes a stabilized property a minimum of 12 months in operations under a consistent reporting structure to be included in our SPP. Newly acquired operating assets are generally considered stabilized at the earlier of lease up (typically when the tenant(s) controls the physical use of at least 80% of the space) or 12 months from the acquisition date. Newly completed developments and redevelopments are considered stabilized at the earlier of lease up or 24 months from the date the property is placed in service. SPP NOI excludes certain non-property specific operating expenses that are allocated to each operating segment on a consolidated basis. A property is removed from our SPP when it is sold, placed into redevelopment or contributed to partnerships under a RIDEA structure.

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

FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) is net (loss) income applicable to common shares (computed in accordance with GAAP), excluding gains or losses from sales of property, impairments of, or related to, depreciable real estate, plus real estate and DFL depreciation and amortization, and after adjustments for joint ventures. Adjustments for joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net (loss) income. We compute FFO in accordance with the current NAREIT definition; however, other REITs may report FFO differently or have a different interpretation of the current NAREIT definition from ours.

In addition, we present FFO before the impact of severance related charges, litigation settlement charges, preferred stock redemption charges, impairments (recoveries) of non-depreciable assets and transaction-related items (defined below) (“FFO as adjusted”). Transaction-related items include acquisition and pursuit costs (e.g., due diligence and closing) and gains/charges incurred as a result of mergers and acquisitions and lease amendment or termination activities. Management believes that FFO as adjusted provides a meaningful supplemental measurement of our FFO run-rate. This measure is a modification of the NAREIT definition of FFO and should not be used as an alternative to net (loss) income (determined in accordance with GAAP) or NAREIT FFO. FFO and FFO as adjusted are non-GAAP supplemental financial measures; for a reconciliation of net (loss) income to FFO and FFO as adjusted and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.

Funds Available for Distribution (“FAD”)

FAD is defined as FFO as adjusted after excluding the impact of the following: (i) amortization of acquired market lease intangibles, net; (ii) amortization of deferred compensation expense; (iii) amortization of deferred financing costs, net; (iv) straight-line rents; (v) accretion and depreciation related to DFLs and lease incentive amortization (reduction of straight-line rents); and (vi) deferred revenues, excluding amounts amortized into rental income that are associated with tenant funded improvements owned/recognized by us and up-front cash payments made by tenants to reduce their contractual rents. Also, FAD is: (i) computed after deducting recurring capital expenditures, including leasing costs and second generation tenant and capital improvements; and (ii) includes lease restructure payments and adjustments to compute our share of FAD from our unconsolidated joint ventures and those related to CCRC non-refundable entrance fees. Other REITs or real estate companies may use different methodologies for calculating FAD, and accordingly, our FAD may not be comparable to those reported by other REITs. Although our FAD computation may not be comparable to that of other REITs, management believes FAD provides a meaningful supplemental measure of our performance and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. FAD does not represent cash generated from operating activities determined in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net (loss) income determined in accordance with GAAP. FAD is a non-GAAP supplemental financial measure; for a reconciliation of net (loss) income to FAD, as defined, and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

Overview(1)

Results are for the three months ended March 31, 2015 and 2014 (dollars in thousands except per share data):

	Three Months Ended		Three Months Ended		Per
	March 31, 2015		March 31, 2014		Share
	Amount	Per Share	Amount	Per Share	Change
FFO	$(117,572)	$(0.26)	$343,139	$0.75	$(1.01)
FFO as adjusted	364,282	0.79	343,634	0.75	0.04
FAD	319,581	0.69	287,516	0.63	0.06
Net (loss) income applicable to common shares	(240,949)	(0.52)	258,047	0.56	(1.08)

________________________________________

(1)  For the reconciliation, see “Non-GAAP Financial Measures Reconciliations” section below.

FFO as adjusted and FAD increased $0.04 and $0.06 per share, respectively, primarily as a result of increased NOI from our SPP, 2014 acquisitions and incremental interest income from the repayment of a development loan resulting from our share in the appreciation of the underlying real estate asset.

FFO and earnings per share ("EPS") decreased primarily as a result of a $478 million impairment related to our DFL investments with HCRMC,  partially offset by the aforementioned events impacting FFO as adjusted and FAD.

Segment NOI and Adjusted NOI

The tables below provide selected operating information for our SPP and total property portfolio for each of our business segments. Our consolidated SPP consists of 1,011 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2014 and that remained in operations under a consistent reporting structure through March 31, 2015. Our consolidated total property portfolio represents 1,101 and 1,080 properties at March 31, 2015 and 2014, respectively, and excludes properties that were sold.

Results are as of and for the three months ended March 31, 2015 and 2014 (dollars and square feet in thousands except per capacity data):

Senior Housing

	SPP			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014	Change	2015	2014	Change
Rental revenues(1)	$124,266	$124,762	$(496)	$127,382	$150,085	$(22,703)
Resident fees and services	39,269	38,048	1,221	105,013	38,053	66,960
Total segment revenues	163,535	162,810	725	232,395	188,138	44,257
Operating expenses	(24,344)	(24,028)	(316)	(75,510)	(24,548)	(50,962)
NOI	139,191	138,782	409	156,885	163,590	(6,705)
Straight-line rents	(4,657)	(9,090)	4,433	(5,040)	(10,524)	5,484
DFL accretion	(2,323)	(2,544)	221	(2,323)	(2,544)	221
Amortization of above and below market lease intangibles, net	(153)	(153)	—	(153)	(147)	(6)
Lease termination fees	—	—	—	1,103	—	1,103
Adjusted NOI	$132,058	$126,995	$5,063	$150,472	$150,375	$97
Adjusted NOI % change			4.0%
Property count(2)	383	383		458	444
Average capacity (units)(3)	38,363	38,393		44,908	45,560
Average annual rent per unit(4)	$13,808	$13,272		$13,481	$13,283

(1)	Represents rental and related revenues and income from DFLs.

(2)

From our past presentation of SPP for the three months ended March 31, 2014, we removed eight senior housing properties from SPP that were sold and 51 senior housing properties that were contributed to partnerships under a RIDEA structure as part of the 2014 Brookdale Transaction and no longer meet our criteria for SPP as of the date of contribution.

(3)	Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.
(4)	Average annual rent per unit for RIDEA properties is based on NOI.

SPP Adjusted NOI. SPP adjusted NOI improved as a result of annual rent increases and improved performance from RIDEA properties.

Total Portfolio NOI. Our total portfolio NOI decreased primarily as a result of contributing three assets into the CCRC JV in August 2014 and the sale of eight assets in January 2015 as part of the 2014 Brookdale Transaction (see Note 3 to the Consolidated Financial Statements), partially offset by the impact from our SPP and senior housing acquisitions in 2014.

Post-Acute/Skilled Nursing

	SPP			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014	Change	2015	2014	Change
Rental revenues(1)	$140,357	$137,310	$3,047	$140,576	$137,780	$2,796
Operating expenses	(79)	(73)	(6)	(533)	(532)	(1)
NOI	140,278	137,237	3,041	140,043	137,248	2,795
Straight-line rents	(97)	(282)	185	(113)	(282)	169
DFL accretion	(17,981)	(18,831)	850	(17,981)	(18,878)	897
Amortization of above and below market lease intangibles, net	11	11	—	11	11	—
Adjusted NOI	$122,211	$118,135	$4,076	$121,960	$118,099	$3,861
Adjusted NOI % change			3.5%
Property count(2)	301	301		301	302
Average capacity (beds)(3)	38,282	38,279		38,282	38,464
Average annual rent per bed	$12,777	$12,351		$12,798	$12,336

(1)	Represents rental and related revenues and income from DFLs.
(2)	From our past presentation of SPP for the three months ended March 31, 2014, we removed a post-acute/skilled nursing property from SPP that was sold.
(3)	Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.

NOI and Adjusted NOI.  SPP and total portfolio NOI and adjusted NOI increased primarily as a result of annual rent escalations from our HCRMC DFL investments.

See “2015 Transaction Overview” above for further discussion of developments with HCRMC.

During the quarter ended March 31, 2015 we recorded a net impairment charge of $478 million related to our DFL investments with HCRMC. The impairment charge reduced the carrying value of the HCRMC DFL investments from $6.6 billion to $6.1 billion. The impairment determination resulted from recent discussions with HCRMC in which they expressed an increasing desire to reduce rent in consideration of potential economic trades to HCP prior to the April 1, 2015 rental increase of 3.5% under the Master Lease (without regard to the HCRMC Lease Amendment). HCRMC indicated that they sought an amendment of the Master Lease to provide financial flexibility to meet the reimbursement and competitive challenges they face in operating and growing their business, and to remove any uncertainty that could result from any further deterioration in their operating results and corresponding ability to remain in compliance with the covenants under their credit facilities.

See Note 6 to the Consolidated Financial Statements for additional discussion on the HCRMC Lease Amendment and the impairment of our HCRMC DFL investment. The DOJ filed a complaint against HCRMC that was released from seal on April 20, 2015 (see Note 8 to the Consolidated Financial Statements).

Life Science

	SPP			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014	Change	2015	2014	Change
Rental and related revenues	$64,852	$61,905	$2,947	$69,504	$64,781	$4,723
Tenant recoveries	12,811	10,871	1,940	14,047	11,341	2,706
Total segment revenues	77,663	72,776	4,887	83,551	76,122	7,429
Operating expenses	(13,983)	(12,493)	(1,490)	(16,699)	(14,161)	(2,538)
NOI	63,680	60,283	3,397	66,852	61,961	4,891
Straight-line rents	(2,637)	(2,322)	(315)	(3,159)	(2,580)	(579)
Amortization of above and below market lease intangibles, net	52	(1)	53	84	18	66
Lease termination fees	—	—	—	—	(570)	570
Adjusted NOI	$61,095	$57,960	$3,135	$63,777	$58,829	$4,948
Adjusted NOI % change			5.4%
Property count(1)	106	106		111	111
Average occupancy	96.3%	91.0%		96.2%	91.1%
Average occupied square feet	6,616	6,240		7,046	6,411
Average annual total segment revenues per occupied square foot	$45	$45		$46	$46
Average annual base rent per occupied square foot	$38	$38		$38	$38

(1)

From our past presentation of SPP for the three months ended March  31, 2014, we removed a life science facility from SPP that was placed into land held for development and a life science facility that was placed into redevelopment in 2014, which no longer meet our criteria for SPP as of the date placed into development or redevelopment.

SPP NOI and Adjusted NOI.  SPP NOI and adjusted NOI increased primarily as a result of increased occupancy. Additionally, SPP adjusted NOI increased as a result of annual rent escalations.

Total Portfolio NOI and Adjusted NOI.  In addition to the impact of our SPP, our total portfolio NOI and adjusted NOI increased primarily as a result of the impact of our life science development projects placed into service during 2014.

During the three months ended March 31, 2015,  215,000 square feet of new and renewal leases commenced at an average annual base rent of $37.24 per square foot compared to 119,000 square feet of expiring leases with an average annual base rent of $29.01 per square foot.

Medical Office

	SPP			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014	Change	2015	2014	Change
Rental and related revenues	$75,450	$75,051	$399	$83,119	$75,765	$7,354
Tenant recoveries	13,504	13,420	84	15,186	13,497	1,689
Total segment revenues	88,954	88,471	483	98,305	89,262	9,043
Operating expenses	(33,688)	(33,498)	(190)	(38,252)	(35,516)	(2,736)
NOI	55,266	54,973	293	60,053	53,746	6,307
Straight-line rents	(1,156)	(999)	(157)	(1,829)	(1,002)	(827)
Amortization of above and below market lease intangibles, net	164	271	(107)	23	293	(270)
Lease termination fees	(60)	(8)	(52)	(60)	(8)	(52)
Adjusted NOI	$54,214	$54,237	$(23)	$58,187	$53,029	$5,158
Adjusted NOI % change			—%
Property count(1)	205	205		215	207
Average occupancy	90.5%	91.4%		90.2%	90.9%
Average occupied square feet	12,642	12,762		13,750	12,861
Average annual total segment revenues per occupied square foot	$28	$27		$28	$27
Average annual base rent per occupied square foot	$23	$23		$24	$23

(1)	From our past presentation of SPP for the three months ended March 31, 2014, we removed a MOB from SPP that was sold.

Total Portfolio NOI and Adjusted NOI.  Our total portfolio NOI and adjusted NOI increased primarily as a result of the impact of our medical office acquisitions in 2014.

During the three months ended March 31, 2015,  388,000 square feet of new and renewal leases commenced at an average annual base rent of $25.91 per square foot compared to 451,000 square feet of expiring and terminated leases with an average annual base rent of $26.81 per square foot.

Hospital

	SPP			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014	Change	2015	2014	Change
Rental revenues(1)	$21,567	$20,935	$632	$21,580	$20,948	$632
Tenant recoveries	662	597	65	662	597	65
Total segment revenues	22,229	21,532	697	22,242	21,545	697
Operating expenses	(1,037)	(947)	(90)	(1,037)	(950)	(87)
NOI	21,192	20,585	607	21,205	20,595	610
Straight-line rents	594	408	186	594	408	186
Amortization of above and below market lease intangibles, net	(342)	(342)	—	(342)	(342)	—
Adjusted NOI	$21,444	$20,651	$793	$21,457	$20,661	$796
Adjusted NOI % change			3.8%
Property count	16	16		16	16
Average capacity (beds)(2)	2,221	2,221		2,221	2,221
Average annual rent per bed	$40,488	$38,898		$40,511	$38,921

(1)	Represents rental and related revenues and income from DFLs.
(2)

Represents capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

NOI and Adjusted NOI.  SPP and total portfolio NOI and adjusted NOI increased primarily as a result of additional rents earned in 2015 due to exceeding pre-established thresholds and annual rent escalations.

Other Income and Expense Items

Interest income

Interest income increased $17 million to $33 million for the three months ended March 31, 2015. The increase was primarily the result of income from our HC-One  Facility in November 2014 and February 2015 (see Note 7 to the Consolidated Financial Statements) and incremental interest income from the repayment of a development loan resulting from the appreciation of the underlying real estate asset.

Interest expense

Interest expense increased $10 million to $117 million for the three months ended March 31, 2015. The increase was primarily the result of: (i) our senior unsecured notes offerings during 2014 and 2015,  (ii) increased borrowings from our term loan originated in 2015, (iii) increased borrowings under our line of credit facility and (iv) lower capitalized interest. The increases in interest expense were partially offset by repayments of senior unsecured notes and mortgage debt that matured during 2014 and 2015.

Our exposure to expense fluctuations related to our variable rate indebtedness is substantially mitigated by our interest rate swap contracts. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of March 31, (1)
	2015	2014
Balance:
Fixed rate	$9,553,025	$8,371,372
Variable rate	367,055	33,955
Total	$9,920,080	$8,405,327
Percent of total debt:
Fixed rate	96.3%	99.6%
Variable rate	3.7%	0.4%
Total	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate	4.80%	5.16%
Variable rate	1.70%	1.15%
Total	4.68%	5.14%

(1)

At  March 31, 2015,  excludes $96 million of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities and demand notes that have no scheduled maturities. At  March 31, 2014, excludes $74 million of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities. At March 31, 2015 and 2014, $71 million and $72 million, respectively, of variable-rate mortgages and £357 million and £137 million ($530 million and $228 million), respectively, of term loans are presented as fixed-rate debt as the interest payments were swapped from variable to fixed.

Depreciation and amortization expense

Depreciation and amortization expense increased $7 million to $115 million for the three months ended March 31, 2015. The increase was primarily the result of the impact of our acquisitions and redevelopment projects placed in service during 2014.

General and administrative expenses

General and administrative expenses increased $4 million to $25 million for the three months ended March 31, 2015. The increase was primarily the result of higher compensation expenses.

Acquisition and pursuit costs

Acquisition and pursuit costs increased $3 million to $3 million for the three months ended March 31, 2015. The increase was primarily due to higher levels of transactional activity in 2015.  Acquisition and pursuit costs were previously included in general and administrative expenses.

Impairments

During the three months ended March 31, 2015, we recognized an impairment charge of $478 million related to our DFL investments with HCRMC (see Note 6 to the Consolidated Financial Statements).

Equity income from unconsolidated joint ventures

Equity income from unconsolidated joint ventures decreased $1 million to $14 million for the three months ended March 31, 2015.  The decrease was primarily the result of our share of losses recognized from our CCRC JV, partially offset by an increase in our share of earnings from our HCRMC investment.

Gain on sales of real estate

During the three months ended March  31,  2015,  we sold eight senior housing facilities and recognized gains of $6 million. During the three months ended March  31, 2014, we sold two post-acute/skilled nursing facilities and a hospital and recognized gains of $28 million.

Liquidity and Capital Resources

During the three months ended March 31, 2015, distributions to stockholders and noncontrolling interest holders exceeded cash flows from operations by approximately $35 million, which was funded by cash on hand. We anticipate satisfying our distributions to our stockholders and non-controlling interest members for the next 12 months by primarily using cash flow from operations and available cash balances. Additionally, we expect to meet our scheduled financing maturities for 2015 (excluding future acquisitions) with the proceeds from our January 2015 $600 million senior unsecured note offering.

Our principal investing liquidity needs for the next 12 months are to:

•	fund capital expenditures, including tenant improvements and leasing costs; and
•	fund future acquisition, transactional and development activities

We anticipate satisfying these future investing needs using one or more of the following:

•	issuance of common or preferred stock;
•	issuance of additional debt, including unsecured notes and mortgage debt;
•	draws on our credit facilities; and/or
•	sale or exchange of ownership interests in properties.

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, as noted below, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our credit ratings. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. As of April 30, 2015, we had a credit rating of BBB+ from Fitch, Baa1 from Moody’s and BBB+ from S&P on our senior unsecured debt securities.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $137 million and $184 million at March 31, 2015 and December 31, 2014, respectively, representing a decrease of $47 million. The following table sets forth changes in cash flows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Net cash provided by operating activities	$230,068	$247,181	$(17,113)
Net cash used in investing activities	(328,286)	(46,551)	(281,735)
Net cash provided by (used in) financing activities	51,722	(451,450)	503,172

The decrease in operating cash flows is primarily the result of the following: increases in accounts receivables and other assets, and decreases in accounts payable and accrued liabilities. The decreases in operating cash flows were partially offset by increases as a result of (i) the impact from our investments, (ii) redevelopment assets placed in service and (iii) rent escalations and resets. Our cash flows from operations are dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

The following are significant investing and financing activities for the three months ended March 31, 2015:

•	made investments of $349 million (development and acquisition of real estate, and investments in unconsolidated joint ventures and loans);
•	paid dividends on common stock of $261 million, which were generally funded by cash provided by our operating activities and cash on hand; and
•

raised proceeds of $991 million primarily from sales of senior unsecured notes, borrowings under the term loan originated in January 2015 and issuances of common stock; and repaid $662 million of borrowings under our bank line of credit, senior unsecured notes and mortgages.

Debt

Bank Line of Credit and Term Loan

Our $2.0 billion unsecured revolving line of credit facility (the “Facility”) matures on March 31, 2018 and contains a one-year extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends upon our debt ratings. We pay a facility fee on the entire revolving commitment that depends on its debt ratings. Based on our debt ratings at April  30, 2015, the margin on the Facility was 0.925%, and the facility fee was 0.15%. The Facility also includes a feature that will allow us to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At March 31, 2015, we had £242 million ($359 million) outstanding under the Facility with a weighted average effective interest rate of 1.72%.

On January 12, 2015, we entered into a credit agreement with a syndicate of banks for a £220 million  ( $327 million at March 31, 2015) four-year unsecured term loan (the “2015 Term Loan”) that accrues interest at a rate of GBP LIBOR plus 0.975%, subject to adjustments based on our credit ratings. Proceeds from this term loan were used to repay £220 million draw on the Facility to fund the November 2014 HC-One debt investment (see Note 7). Concurrently, we entered into a three-year interest rate swap agreement that effectively fixes the interest rate of the 2015 Term Loan at 1.79% (see Note 20). The 2015 Term Loan contains a one-year committed extension option.

The Facility and term loans contain certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%,

(iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60% and (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times. The Facility and Term Loans also require a Minimum Consolidated Tangible Net Worth of $9.5 billion at March 31, 2015. At March 31, 2015, we were in compliance with each of these restrictions and requirements of the Facility and Term Loans.

Senior Unsecured Notes

At March 31, 2015, we had senior unsecured notes outstanding with an aggregate principal balance of $8.1 billion. Interest rates on the notes ranged from 2.79% to 6.99% with a weighted average effective interest rate of 4.82% and a weighted average maturity of six years at March 31, 2015. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. We believe we were in compliance with these covenants at March 31, 2015.

Mortgage Debt

At March 31, 2015, we had $981 million in aggregate principal amount of mortgage debt outstanding is secured by 70 healthcare facilities (including redevelopment properties), which have a carrying value of $1.3 billion. Interest rates on the mortgage debt ranged from 0.42% to 8.38% with a weighted average effective interest rate of 6.15% and a weighted average maturity of three years at March 31, 2015.

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

Equity

At March 31, 2015, we had 462 million shares of common stock outstanding. At March 31, 2015, equity totaled $10.6 billion and our equity securities had a market value of $20.2 billion.

At March 31, 2015, non-managing members held an aggregate of 4 million units in five limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

Capital Market Outlook

The capital markets have facilitated our continued growth, including our international expansion. For the 15 months ended March 31, 2015, we have raised $1.75 billion in senior unsecured notes, originated a £220 million ($333 million) four-year unsecured term loan and increased our Facility from $1.5 to $2.0 billion. The capital raised, in combination with available cash and borrowing capacity under our Facility, supported $2.1 billion and $332 million of investments completed during the year ended December 31, 2014 and three months ended March 31, 2015, respectively. We believe our equity and debt investors, as well as our banking relationships, will provide additional capital as we pursue new investment opportunities.

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

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at March 31, 2015 (in thousands):

		Less than			More than
	Total(1)	One Year	2016-2017	2018-2019	Five Years
Bank line of credit(2)	$358,555	$—	$—	$358,555	$—
Term loans(3)	530,038	—	203,404	326,634	—
Senior unsecured notes	8,050,000	200,000	1,650,000	1,050,000	5,150,000
Mortgage debt	981,487	35,549	874,113	8,655	63,170
Construction loan commitments(4)	7,891	7,891	—	—	—
Development commitments(5)	129,365	108,020	21,345	—	—
Ground and other operating leases	249,391	5,437	12,985	12,142	218,827
HCP Ventures IV support commitment	114,220	—	114,220	—	—
Interest(6)	2,594,490	270,305	758,281	491,710	1,074,194
Total	$13,015,437	$627,202	$3,634,348	$2,247,696	$6,506,191

(1)	Excludes $96 million of other debt that represents Life Care Bonds and Demand Notes that have no scheduled maturities.
(2)	Represents £242 million translated into U.S. dollars.
(3)	Represents £357 million translated into U.S. dollars.
(4)	Represents commitments to finance development projects and related working capital.
(5)	Represents construction and other commitments for developments in progress.
(6)	Interest on variable-rate debt is calculated using rates in effect at March 31, 2015.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures as described under Note 8 to the Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable (see Note 17 to the Consolidated Financial Statements). In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described below under “Contractual Obligations.”

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

Non-GAAP Financial Measures Reconciliations

Funds From Operations and Funds Available for Distribution

The following is a reconciliation from net (loss) income applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO, FFO as adjusted and FAD (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Net (loss) income applicable to common shares	$(240,949)	$258,047
Depreciation and amortization of real estate, in-place lease and other intangibles	114,522	107,388
Other depreciation and amortization	6,684	3,846
Gain on sales of real estate	(6,264)	(28,010)
Equity income from unconsolidated joint ventures	(13,601)	(14,528)
FFO from unconsolidated joint ventures	24,849	16,961
Noncontrolling interests’ and participating securities’ share in earnings	3,446	5,576
Noncontrolling interests’ and participating securities’ share in FFO	(6,259)	(6,141)
FFO applicable to common shares	(117,572)	343,139
Distributions on dilutive convertible units	—	3,420
Diluted FFO applicable to common shares	$(117,572)	$346,559

Diluted FFO per common share	$(0.26)	$0.75

Weighted average shares used to calculate diluted FFO per common share	460,880	463,661

	Three Months Ended March 31,
	2015	2014

Net (loss) income applicable to common shares	$(0.52)	$0.56
Depreciation and amortization of real estate, in-place lease and other intangibles	0.25	0.23
Other depreciation and amortization	0.01	0.01
Gain on sales of real estate	(0.01)	(0.06)
Joint venture and participating securities FFO adjustments	0.01	0.01
Diluted FFO applicable to common shares	$(0.26)	$0.75

Impact of adjustments to FFO:
Other impairment(1)	$478,464	$—
Transaction-related items(2)	3,390	495
	$481,854	$495

FFO as adjusted applicable to common shares	$364,282	$343,634
Distributions on dilutive convertible units and other	3,194	3,420
Diluted FFO as adjusted applicable to common shares	$367,476	$347,054

Diluted FFO as adjusted per common share	$0.79	$0.75

Weighted average shares used to calculate diluted FFO as adjusted per common share	467,229	463,661

	Three Months Ended March 31,
	2015	2014
FFO as adjusted applicable to common shares	$364,282	$343,634
Amortization of market lease intangibles, net	(378)	(168)
Amortization of deferred compensation	6,165	4,890
Amortization of deferred financing costs, net	4,752	4,965
Straight-line rents	(9,546)	(13,968)
DFL accretion(3)	(20,304)	(21,422)
Other depreciation and amortization	(6,684)	(3,846)
Deferred revenues – tenant improvement related	(744)	(482)
Deferred revenues – additional rents	(158)	337
Leasing costs and tenant and capital improvements	(11,540)	(12,405)
Lease restructure payments	5,135	—
Joint venture adjustments – CCRC entrance fees	6,193	—
Joint venture and other FAD adjustments(3)	(17,592)	(14,019)
FAD applicable to common shares	$319,581	$287,516
Distributions on dilutive convertible units	3,568	2,251
Diluted FAD applicable to common shares	$323,149	$289,767
Diluted FAD per common share	$0.69	$0.63
Weighted average shares used to calculate diluted FAD per common share	467,229	461,804

(1)	The other impairment charge of $478 million relates to our DFL investments with HCRMC.
(2)

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2014 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”; our critical accounting policies have not changed during 2015.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for the impact of new accounting standards. There are no accounting pronouncements that have been issued, but not yet adopted by us, that we believe will materially impact our consolidated financial statements; however we are still evaluating their impacts upon adoption.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including the potential loss arising from adverse changes in  interest rates and foreign currency exchange rates, specifically the pound sterling (“GBP”).  We use derivative financial instruments in the normal course of business to mitigate interest rate and foreign currency risk. We do not use derivative financial instruments for speculative or trading purposes. Derivatives are recorded on the consolidated balance sheets at fair value (see Note 20 to the Consolidated Financial Statements).

To illustrate the effect of movements in the interest rate and foreign currency markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves and foreign currency exchange rates of the derivative portfolio in order to determine the change in fair value. Assuming a one percentage point change in the underlying interest rate curve and foreign currency exchange rates, the estimated change in fair value of each of the underlying derivative instruments would not exceed $8 million (see Note 20 to the Consolidated Financial Statements).

Interest Rate Risk.  At March 31, 2015,  we are exposed to market risks related to fluctuations in interest rates primarily on variable rate debt, which has been predominately hedged through interest rate swap contracts.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could adversely be affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance as of March 31, 2015, net interest expense would increase by approximately $3 million, or less than $0.01 per common share on a diluted basis.

Foreign Currency Risk.  At March 31, 2015, our exposure to foreign currencies primarily relates to U.K. investments in leased real estate, senior unsecured notes and related GBP denominated cash flows. Our foreign currency exposure is partially mitigated through the use of GBP denominated borrowings and foreign currency swap contracts. Based solely on our operating results for the three months ended March 31, 2015, including the impact of existing hedging arrangements, if the value of the GBP relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the quarter ended March 31, 2015, our cash flows would have decreased or increased, as applicable, by less than $1 million.

Market Risk.  We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At March 31, 2015, the fair value and carrying value of marketable debt securities were $230 million and $221 million, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results. The following updates the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014:

Our ownership interest in, and lease with, our largest tenant, HCRMC, accounts for a significant portion of our assets and revenues. Adverse litigation, regulatory or operational developments in HCRMC’s business or financial condition could have a material adverse effect on us.

HCRMC is a provider of a range of healthcare services, primarily in post-acute care, skilled nursing care and assisted living, and our largest tenant representing 29% and 25% of our gross assets and revenues, respectively, as of and for the quarter ended March 31, 2015. We also own a 9.4% equity interest in HCRMC, which we acquired together with our April 2011 $6 billion acquisition of substantially all the real estate assets of HCRMC. In December 2014, we recorded an impairment charge of $36 million for our equity ownership interest in HCRMC, primarily resulting from our review of their 2015 preliminary base financial forecast and other financial information provided by HCRMC that reflected a continued shift in patient payor sources from Medicare to Medicare Advantage, which negatively impacts reimbursement rates and length of stay for HCRMC’s skilled nursing segment. In March 2015, we also recorded a net impairment charge of $478 million relating to our investments in direct financing leases (“DFLs”) with HCRMC, which reduced the carrying value of the HCRMC DFL investments from $6.6 billion to $6.1 billion, based on the present value of the future lease payments under the amendment to our master lease with HCRMC that became effective April 1, 2015.

On April 20, 2015 the U.S. Department of Justice (“DOJ”) unsealed a previously filed complaint in the United States District Court for the Eastern District of Virginia against HCRMC and certain of its affiliates in three consolidated cases following a civil investigation arising out of three lawsuits filed by former employees of HCRMC under the qui tam provisions of the federal False Claims Act.  The DOJ’s complaint in intervention is captioned United States of America, ex rel. Ribik, Carson, and Slough v. HCR ManorCare, Inc., ManorCare Inc., HCR ManorCare Services, LLC and Heartland Employment Services, LLC (Civil Action Numbers: 1:09cv13; 1:11cv1054; 1:14cv1228 (CMH/TCB)). The complaint alleges that HCRMC submitted claims to Medicare for therapy services that were not covered by the skilled nursing facility benefit, were not medically reasonable and necessary, and were not skilled in nature, and therefore not entitled to Medicare reimbursement.

HCRMC has advised HCP that it believes the claims are unjust and it intends to vigorously defend the civil action. Since the case is at a preliminary stage, the ultimate outcome is uncertain. However, this litigation could, among other things, (1) require substantial time and costs of HCRMC to defend; (2) involve a substantial judgment against HCRMC; (3) result in a settlement requiring a substantial payment by HCRMC; (4) result in HCRMC being subject to oversight of the Department of Health and Human Services, Office of Inspector General (“OIG”) under a corporate integrity agreement and/or OIG determining that HCRMC and/or certain of its employees are excluded from the right to seek reimbursements from Medicare or Medicaid; or (5) result in additional investigations or follow-on lawsuits by state Medicare or Medicaid authorities, state attorneys general, private insurers, or other public or private plaintiffs.

Consequences such as those described above relating to the DOJ complaint, continued deterioration in HCRMC’s operating performance or other adverse developments in its business, operating and regulatory affairs, or financial condition could reduce the revenues we earn under our master lease with HCRMC and/or further impair the value of our master lease with HCRMC, either of which could have a material adverse effect on us.

See additional information regarding the aforementioned impairment charge, 9.4% equity interest in HCRMC and Master Lease with HCRMC in: (i) Item 7 “Results of Operations” (post-acute/skilled nursing segment 2014/2013 comparison) of our Annual Report on Form 10-K for the year ended December 31, 2014 and Note 17 (Impairments) to the Consolidated Financial Statements included therein; and (ii) Note 6 (Net Investment in Direct Financing Leases), Note 8 (Investments

in and Advances to Unconsolidated Joint Ventures) and Note 18 (Concentration of Credit Risk) to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2015.

				Maximum Number (Or
			Total Number Of Shares	Approximate Dollar Value)
		Average	(Or Units) Purchased As	Of Shares (Or Units) That
	Total Number	Price	Part Of Publicly	May Yet Be Purchased
	Of Shares	Paid Per	Announced Plans Or	Under The Plans Or
Period Covered	Purchased(1)	Share	Programs	Programs
January 1-31, 2015	79,355	$47.94	—	—
February 1-28, 2015	42,239	47.18	—	—
March 1-31, 2015	6,869	43.49	—	—
Total	128,463	47.45	—	—

(1)

Represents restricted shares withheld under our equity incentive plans to offset tax withholding obligations that occur upon vesting of restricted shares and restricted stock units. The value of the shares withheld is based on the closing price of our common stock on the last trading day prior to the date the relevant transaction occurs.

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

3.1	Articles of Restatement of HCP (incorporated herein by reference to Exhibit 3.1 to HCP’s Registration Statement on Form S-3 (Registration No. 333-182824), filed July 24, 2012).

3.2	Fifth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed February 11, 2015).

4.1

Fifth Supplemental Indenture dated January 21, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to HCP’s Current Report on Form 8-K (File No. 1-08895) filed January 21, 2015).

10.1

Second Amendment to Amended and Restated Master Lease and Security Agreement, dated as of January 1, 2015, by and among the entities collectively defined therein as Lessor, consisting of HCP, Inc. and certain of its subsidiaries, the entities collectively defined therein as Lessee, each a subsidiary of Brookdale Senior Living Inc., and Brookdale Senior Living Inc. as guarantor (incorporated herein by reference to Exhibit10.22.2 to HCP’s Annual Report on Form 10-K (File No. 1-08895) filed February 10, 2015.†

10.2	Tenth Amendment to Master Lease and Security Agreement, dated as of March 29, 2015, by and among the parties signatory thereto and HCR III Healthcare, LLC.*†

10.3	Form of CEO 3-Year LTIP RSU Agreement.*††

10.4	Form of CEO 1-Year LTIP RSU Agreement.*††

10.5	Form of CEO Retentive LTIP RSU Agreement.*††

10.6	Form of NEO 3-Year LTIP RSU Agreement.*††

10.7	Form of NEO 1-Year LTIP RSU Agreement.*††

10.8	Form of NEO Retentive LTIP RSU Agreement.*††

10.9	Form of Non-Employee Director RSU Agreement.*††

31.1	Certification by Lauralee E. Martin, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Lauralee E. Martin, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*Filed herewith.

**Furnished herewith.

†Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the SEC.

††Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2015	HCP, Inc.

(Registrant)

/s/ LAURALEE E. MARTIN
Lauralee E. Martin
President and Chief Executive Officer
(Principal Executive Officer)

/s/ TIMOTHY M. SCHOEN
Timothy M. Schoen
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ SCOTT A. ANDERSON
Scott A. Anderson
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)