Form 10-Q
period 2015-06-30
HCP, INC.
filed 2015-08-04
CIK 765880

a

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015.

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

As of July 31, 2015, there were 462,586,622 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

HCP, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Real estate:
Buildings and improvements	$12,280,851	$10,972,973
Development costs and construction in progress	307,622	275,233
Land	2,042,016	1,889,438
Accumulated depreciation and amortization	(2,403,205)	(2,250,757)
Net real estate	12,227,284	10,886,887
Net investment in direct financing leases	6,863,327	7,280,334
Loans receivable, net	862,621	906,961
Investments in and advances to unconsolidated joint ventures	641,487	605,448
Accounts receivable, net of allowance of $3,607 and $3,785, respectively	45,824	36,339
Cash and cash equivalents	115,770	183,810
Restricted cash	54,369	48,976
Intangible assets, net	577,238	481,013
Other assets, net	960,207	940,172
Total assets(1)	$22,348,127	$21,369,940
LIABILITIES AND EQUITY
Bank line of credit	$1,022,324	$838,516
Term loans	561,525	213,610
Senior unsecured notes	8,567,293	7,626,194
Mortgage debt	967,072	984,431
Other debt	95,144	97,022
Intangible liabilities, net	77,550	84,723
Accounts payable and accrued liabilities	433,636	432,934
Deferred revenue	96,586	95,411
Total liabilities(2)	11,821,130	10,372,841
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 462,486,416 and 459,746,267 shares issued and outstanding, respectively	462,486	459,746
Additional paid-in capital	11,532,584	11,431,987
Cumulative dividends in excess of earnings	(1,730,168)	(1,132,541)
Accumulated other comprehensive loss	(32,115)	(23,895)
Total stockholders’ equity	10,232,787	10,735,297
Joint venture partners	107,867	73,214
Non-managing member unitholders	186,343	188,588
Total noncontrolling interests	294,210	261,802
Total equity	10,526,997	10,997,099
Total liabilities and equity	$22,348,127	$21,369,940

(1)The Company’s consolidated total assets at June 30, 2015 and December 31, 2014 include assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs. Total assets at June 30, 2015 include VIE assets as follows: buildings and improvements $751 million;  land $125 million; accumulated depreciation and amortization $121 million; accounts receivable $16 million; cash $57 million; and other assets, net $24 million. Total assets at December 31, 2014 include VIE assets as follows: buildings and improvements $677 million;  land $113 million; accumulated depreciation and amortization $111 million; accounts receivable $5 million; cash $42 million; and other assets, net of $23 million from VIEs. See Note 18 to the Consolidated Financial Statements for additional information.

(2)The Company’s consolidated total liabilities at June 30, 2015 and December 31, 2014 include certain liabilities of VIEs for which the VIE creditors do not have recourse to HCP, Inc. Total liabilities at June 30, 2015 include accounts payable and accrued liabilities of $52 million and deferred revenue of $12 million from VIEs. Total liabilities at December 31, 2014 include accounts payable and accrued liabilities of $34 million and deferred revenue of $12 million from VIEs. See Note 18 to the Consolidated Financial Statements for additional information.

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental and related revenues	$276,734	$288,191	$551,816	$573,014
Tenant recoveries	31,376	27,110	61,272	52,544
Resident fees and services	106,838	37,939	211,851	75,992
Income from direct financing leases	156,181	165,500	323,259	330,037
Interest income	35,945	16,937	69,207	33,633
Investment management fee income	458	444	918	893
Total revenues	607,532	536,121	1,218,323	1,066,113
Costs and expenses:
Interest expense	118,632	106,842	235,412	213,480
Depreciation and amortization	120,403	113,133	234,925	220,521
Operating	136,342	78,867	268,373	154,574
General and administrative	28,845	21,656	53,618	42,555
Acquisition and pursuit costs	18,407	7,406	21,797	7,901
Impairments	44,835	—	523,299	—
Total costs and expenses	467,464	327,904	1,337,424	639,031
Other income:
Gains on sales of real estate, net of income taxes	61	—	6,325	—
Other income, net	11,055	709	12,779	2,639
Total other income, net	11,116	709	19,104	2,639
Income (loss) before income taxes and equity income from unconsolidated joint ventures	151,184	208,926	(99,997)	429,721
Income tax benefit (expense)	4,563	(1,339)	4,640	(2,785)
Equity income from unconsolidated joint ventures	12,001	14,692	25,602	29,220
Income (loss) from continuing operations	167,748	222,279	(69,755)	456,156

Discontinued operations:
Income before gain on sales of real estate, net of income taxes	—	—	—	1,736
Gain on sales of real estate, net of income taxes	—	—	—	28,010
Total discontinued operations	—	—	—	29,746
Net income (loss)	167,748	222,279	(69,755)	485,902
Noncontrolling interests’ share in earnings	(2,863)	(3,394)	(5,974)	(7,906)
Net income (loss) attributable to HCP, Inc.	164,885	218,885	(75,729)	477,996
Participating securities’ share in earnings	(370)	(489)	(704)	(1,552)
Net income (loss) applicable to common shares	$164,515	$218,396	$(76,433)	$476,444

Basic earnings per common share:
Continuing operations	$0.36	$0.48	$(0.17)	$0.98
Discontinued operations	—	—	—	0.06
Net income (loss) applicable to common shares	$0.36	$0.48	$(0.17)	$1.04
Diluted earnings per common share:
Continuing operations	$0.36	$0.48	$(0.17)	$0.98
Discontinued operations	—	—	—	0.06
Net income (loss) applicable to common shares	$0.36	$0.48	$(0.17)	$1.04
Weighted average shares used to calculate earnings per common share:
Basic	461,874	458,247	461,380	457,773
Diluted	462,106	458,588	461,380	458,134
Dividends declared per common share	$0.565	$0.545	$1.13	$1.09

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$167,748	$222,279	$(69,755)	$485,902

Other comprehensive (loss) gain:
Change in net unrealized gains (losses) on securities	8	(7)	3	(4)
Change in net unrealized (losses) gains on cash flow hedges:
Unrealized (losses) gains	(2,541)	3	(202)	(692)
Reclassification adjustment realized in net income (loss)	354	38	348	643
Change in Supplemental Executive Retirement Plan obligation	69	54	138	108
Foreign currency translation adjustment	(1,544)	2,813	(8,507)	2,763
Total other comprehensive (loss) gain	(3,654)	2,901	(8,220)	2,818

Total comprehensive income (loss)	164,094	225,180	(77,975)	488,720
Total comprehensive income attributable to noncontrolling interests	(2,863)	(3,394)	(5,974)	(7,906)
Total comprehensive income (loss) attributable to HCP, Inc.	$161,231	$221,786	$(83,949)	$480,814

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share data)

(Unaudited)

				Cumulative	Accumulated
			Additional	Dividends	Other	Total	Total
	Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Of Earnings	Loss	Equity	Interests	Equity
January 1, 2015	459,746	$459,746	$11,431,987	$(1,132,541)	$(23,895)	$10,735,297	$261,802	$10,997,099
Net loss	—	—	—	(75,729)	—	(75,729)	5,974	(69,755)
Other comprehensive loss	—	—	—	—	(8,220)	(8,220)	—	(8,220)
Issuance of common stock, net	2,094	2,094	66,047	—	—	68,141	(2,448)	65,693
Repurchase of common stock	(171)	(171)	(7,519)	—	—	(7,690)	—	(7,690)
Exercise of stock options	817	817	26,608	—	—	27,425	—	27,425
Amortization of deferred compensation	—	—	15,724	—	—	15,724	—	15,724
Common dividends ($1.13 per share)	—	—	—	(521,898)	—	(521,898)	—	(521,898)
Distributions to noncontrolling interests	—	—	(263)	—	—	(263)	(8,143)	(8,406)
Issuance of noncontrolling interests	—	—	—	—	—	—	37,025	37,025
June 30, 2015	462,486	$462,486	$11,532,584	$(1,730,168)	$(32,115)	$10,232,787	$294,210	$10,526,997

				Cumulative	Accumulated
			Additional	Dividends	Other	Total	Total
	Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Of Earnings	Loss	Equity	Interests	Equity
January 1, 2014	456,961	$456,961	$11,334,041	$(1,053,215)	$(14,487)	$10,723,300	$207,834	$10,931,134
Net income	—	—	—	477,996	—	477,996	7,906	485,902
Other comprehensive income	—	—	—	—	2,818	2,818	—	2,818
Issuance of common stock, net	1,954	1,954	51,728	—	—	53,682	(73)	53,609
Repurchase of common stock	(284)	(284)	(10,802)	—	—	(11,086)	—	(11,086)
Exercise of stock options	111	111	2,681	—	—	2,792	—	2,792
Amortization of deferred compensation	—	—	11,006	—	—	11,006	—	11,006
Common dividends ($1.09 per share)	—	—	—	(500,364)	—	(500,364)	—	(500,364)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,967)	(7,967)
Issuance of noncontrolling interests	—	—	—	—	—	—	6,434	6,434
Purchase of noncontrolling interests	—	—	(13)	—	—	(13)	(1,671)	(1,684)
June 30, 2014	458,742	$458,742	$11,388,641	$(1,075,583)	$(11,669)	$10,760,131	$212,463	$10,972,594

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(69,755)	$485,902
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles	234,925	220,521
Amortization of market lease intangibles, net	(636)	(343)
Amortization of deferred compensation	15,724	11,006
Amortization of deferred financing costs, net	9,726	9,474
Straight-line rents	(17,748)	(26,455)
Loan and direct financing lease interest accretion	(46,997)	(39,401)
Deferred rental revenues	(1,004)	(515)
Equity income from unconsolidated joint ventures	(25,602)	(29,220)
Distributions of earnings from unconsolidated joint ventures	2,493	2,655
Lease termination income, net	(1,103)	—
Gain on sales of real estate	(6,325)	(28,010)
Foreign exchange and other (gains) losses, net	(9,866)	58
Impairments	523,299	—
Changes in:
Accounts receivable, net	(6,464)	(5,225)
Other assets	(8,473)	(6,136)
Accounts payable and accrued liabilities	1,792	13,394
Net cash provided by operating activities	593,986	607,705
Cash flows from investing activities:
Acquisition of RIDEA III, net	(770,325)	—
Acquisitions of other real estate	(477,575)	(285,429)
Development of real estate	(121,510)	(72,334)
Leasing costs and tenant and capital improvements	(28,302)	(27,458)
Proceeds from sales of real estate, net	8,600	36,897
Contributions to unconsolidated joint ventures	(31,512)	—
Distributions in excess of earnings from unconsolidated joint ventures	1,994	1,113
Principal repayments on loans receivable	53,081	5,547
Investments in loans receivable and other	(276,038)	(46,434)
(Increase) decrease in restricted cash	(3,481)	2,900
Net cash used in investing activities	(1,645,068)	(385,198)
Cash flows from financing activities:
Net borrowings under bank line of credit	186,557	310,000
Borrowings under term loan	333,014	—
Issuance of senior unsecured notes	1,338,555	350,000
Repayments of senior unsecured notes	(400,000)	(487,000)
Repayments of mortgage debt	(20,333)	(169,843)
Deferred financing costs	(13,272)	(9,239)
Issuance of common stock and exercise of options	93,118	56,401
Repurchase of common stock	(7,690)	(11,086)
Dividends paid on common stock	(521,898)	(500,364)
Issuance of noncontrolling interests	3,397	113
Distributions to and purchase of noncontrolling interests	(8,406)	(7,980)
Net cash provided by (used in) financing activities	983,042	(468,998)
Effect of foreign exchange on cash and cash equivalents	—	5
Net decrease in cash and cash equivalents	(68,040)	(246,486)
Cash and cash equivalents, beginning of period	183,810	300,556
Cash and cash equivalents, end of period	$115,770	$54,070

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

The consolidated financial statements include the accounts of HCP, Inc., its wholly-owned subsidiaries, joint ventures and VIEs that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”).

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability (consistent with debt discounts). ASU 2015-03 is effective for fiscal years, and interim periods within, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-03 on January 1, 2016 to have a material impact on its consolidated financial position or results of operations.

In February 2015, the FASB issued Accounting Standards Update No. 2015-2, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 requires amendments to both the variable interest entity and voting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funds, (ii) modify (a) the identification of variable interests (fees paid to a decision maker or service provider), (b) the VIE characteristics for a limited partnership or similar entity and (c) the primary beneficiary determination under the VIE model, and (iii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. ASU 2015-02 is effective for fiscal years, and interim periods within, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02 using either a modified retrospective or retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of the adoption of ASU 2015-02 on January 1, 2016 to the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This update changes the guidance for recognizing revenue. ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted for annual periods, and interim periods within, beginning after December 15, 2016. The Company is evaluating the impact of the adoption of ASU 2014-09 on January 1, 2018 to the Company’s consolidated financial position or results of operations.

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

•

terminated existing lease agreements on 49 HCP-owned senior housing properties previously leased and operated by Emeritus, that included the termination of embedded purchase options in these leases relating to 19 properties. At closing, the Company contributed 48 of these properties to a newly formed consolidated partnership that is operated under a structure permitted by the Housing and Economic Recovery Act of 2008 (commonly referred to as “RIDEA”) (“RIDEA II”); the 49th property was contributed on January 1, 2015. Brookdale owns a 20% noncontrolling equity interest in RIDEA II and manages the facilities on behalf of the partnership; and

•

entered into new unconsolidated joint ventures that own 14 campuses of continuing care retirement communities (“CCRC”) in a RIDEA structure (collectively, the “CCRC JV”) with the Company owning a 49% equity interest and Brookdale owning a 51% equity interest. Brookdale manages these communities on behalf of this partnership.

NOTE 4.  Real Estate Property Investments

Acquisition of Private Pay Senior Housing Portfolio (“RIDEA III”)

On June 30, 2015, the Company and Brookdale acquired a portfolio of 35 private pay senior housing communities from Chartwell Retirement Residences, including two leasehold interests, representing 5,025 units. The portfolio was acquired in a RIDEA structure (“RIDEA III”), with Brookdale owning a 10% noncontrolling interest. Brookdale has operated these communities since 2011 after its acquisition of Horizon Bay and continues to manage the communities under a long-term management agreement, which is cancellable under certain conditions (subject to a fee) if terminated within the next seven years. The Company paid $770 million in cash consideration,  net of cash assumed, and assumed $32 million of net liabilities and $29 million of noncontrolling interests to acquire: (i) real estate with a fair value of $771 million, (ii) intangible assets with a fair value of $53 million and (iii) working capital of $7 million. As a result of the acquisition, the Company recognized a net termination fee of $8 million in rental and related revenues, which represents the termination value of the two leasehold interests.  The lease-up intangible assets recognized were attributable to the value of the acquired underlying operating resident leases of the senior housing communities that were stabilized or nearly stabilized (e.g., resident occupancy above 80%). As of June 30, 2015, the purchase price allocation is preliminary, and the final purchase price allocation will be determined pending the receipt of information necessary to complete the valuation of certain assets and liabilities, which may result in a change from the initial estimate.

Pro Forma Results of Operations

The following unaudited pro forma consolidated results of operations assume that the RIDEA III acquisition was completed as of January 1, 2014 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$651,095	$584,339	$1,305,449	$1,162,549
Net income (loss)	171,653	226,327	(61,945)	493,999
Net income (loss) applicable to HCP, Inc.	168,400	222,528	(68,700)	485,283
Basic earnings per common share	0.36	0.48	(0.15)	1.06
Diluted earnings per common share	0.36	0.48	(0.15)	1.06

2015 Other Acquisitions

In addition to the RIDEA III  acquisition discussed above, a summary of other real estate acquisitions for the six months ended June 30, 2015 follows (in thousands):

	Consideration				Assets Acquired(1)
	Cash Paid/		Liabilities	Noncontrolling		Net
Segment	Debt Settled		Assumed	Interest	Real Estate	Intangibles
Senior housing	$178,888	(2)	$821	$3,885	$166,732	$16,862
Post-acute/skilled nursing	178,707	(2)	—	—	151,663	27,044
Medical office	377,351		12,851	—	349,650	40,552
	$734,946		$13,672	$3,885	$668,045	$84,458

(1)Amounts include preliminary purchase price allocations which may be subject to change.

(2)Includes £174 million ($254 million) of the Company’s HC-One Facility (see Note 7) converted to fee ownership in a portfolio of 36 care homes located throughout the United Kingdom (“U.K.”).

Subsequent Acquisitions.  In July 2015, the Company exercised the purchase option right under its £27 million ($42 million) loan with Maria Mallaband Care Group (“MMCG”) (see Note 7) and acquired two care homes in the U.K.

2014 Acquisitions

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

(1)Includes £76 million translated into U.S. dollars.

(2)Includes $5 million of non-managing member limited liability company units.

Completed Developments

During the six months ended June 30, 2014,  the Company placed in service the following: (i) two life science facilities, (ii) a medical office building (“MOB”) and (iii) a post-acute/skilled nursing facility.  These completed developments represent $25 million of gross real estate on the Company’s consolidated balance sheets as of December 31, 2014. There were no completed developments during the six months ended June 30, 2015.

Construction, Tenant and Other Capital Improvements

A summary of the Company’s funding for construction, tenant and other capital improvements follows (in thousands):

	Six Months Ended June 30,
Segment	2015	2014
Senior housing	$36,826	$13,717
Post-acute/skilled nursing	2,492	2,533
Life science	50,548	57,476
Medical office	49,534	26,231
Hospital	37	1,188
	$139,437	$101,145

NOTE 5.  Dispositions of Real Estate and Discontinued Operations

During the six months ended June 30, 2015, the Company sold nine senior housing facilities for $60 million resulting from Brookdale’s exercise of its purchase option received as part of the Brookdale Transaction.

During the six months ended June 30, 2014,  the Company sold two post-acute/skilled nursing facilities for $22 million, a hospital for $17 million and a MOB for $145,000.

The Company separately presented as discontinued operations the results of operations for all consolidated assets disposed of and all properties held for sale, if any, prior to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, on April 1, 2014 (the “adoption date”). The amounts included in discontinued operations, for the six months June 30, 2014, represent the activity for properties sold prior to the adoption date. No properties sold subsequent to the adoption date met the new criteria for reporting discontinued operations.

The following table summarizes operating income from discontinued operations and gain on sales of real estate included in discontinued operations (dollars in thousands):

Six Months Ended
June 30, 2014
Rental and related revenues	$1,810

Operating expenses	54
Other expenses, net	20
Income before gain on sales of real estate, net of income taxes	$1,736
Gain on sales of real estate, net of income taxes	$28,010

Number of properties included in discontinued operations	2

Subsequent Disposition.  On July 16, 2015, the Company sold a parcel of land in its life science segment for $11 million.

NOTE 6.  Net Investment in Direct Financing Leases

Net investment in direct financing leases (“DFLs”) consisted of the following (dollars in thousands):

	June 30,	December 31,
	2015	2014
Minimum lease payments receivable	$26,690,425	$24,182,525
Estimated residual values	3,910,830	4,126,426
Less unearned income	(23,737,928)	(21,028,617)
Net investment in direct financing leases	$6,863,327	$7,280,334
Properties subject to direct financing leases	363	363

HCR ManorCare, Inc.

The Company acquired 334 post-acute, skilled nursing and assisted living facilities in its 2011 transaction with HCR ManorCare Inc. (“HCRMC”) and entered into a triple-net lease agreement (the “Master Lease”) with a subsidiary (“Lessee”) of HCRMC.

During the first quarter of 2015, the Company and HCRMC agreed to market for sale the real estate and operations associated with 50 non-strategic assets that are under the Master Lease. HCRMC will receive an annual rent reduction under the Master Lease based on 7.75% of the net sales proceeds received by HCP. The first asset sale closed on July 31, 2015 and the remaining asset sales are expected to occur during the second half of 2015 and the first quarter of 2016.

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

As consideration for the rent reduction, the Company received a Deferred Rent Obligation from the Lessee equal to an aggregate amount of $525 million, which was allocated into two tranches: (i) a Tranche A Deferred Rent Obligation of $275 million and (ii) a Tranche B Deferred Rent Obligation of $250 million. Until the entire Tranche A Deferred Rent Obligation is paid in full, the Lessee will make rental payments equal to 6.9% of its outstanding amount (representing $19 million) for the initial lease year (the “Tranche A Current Payment”), increased each year thereafter by 3.0%. Commencing on April 1, 2016, until the Tranche B Deferred Rent Obligation is paid in full, the outstanding principal balance of the Tranche B Deferred Rent Obligation will be increased annually by (i) 3.0% initially, (ii) 4.0% commencing on April 1, 2019, (iii) 5.0% commencing on April 1, 2020, and (iv) 6.0% commencing on April 1, 2021 and for the remainder of its term. The Deferred Rent Obligation is due and payable on the earlier of (i) certain capital or liquidity events of HCRMC, including an IPO or sale, or (ii) March 31, 2029, which is not subject to any extensions. The HCRMC Lease Amendment also imposes certain restrictions on the Lessee and HCRMC until the Deferred Rent Obligation is paid in full, including with respect to the payment of dividends and the transfer of interest in HCRMC.

Additionally, HCRMC agreed to sell, and HCP agreed to purchase, nine post-acute facilities for an aggregate purchase price of $275 million. The proceeds from the nine facilities will be used to reduce the Tranche A Deferred Rent Obligation as the sales are consummated. The closing of the sales of these facilities will be subject to certain customary conditions and approvals. The sales of these facilities are expected to occur during the second half of 2015 and the first quarter of 2016. If the closing with respect to any of these facilities has not occurred by April 1, 2016, the obligation to purchase any unsold facilities will terminate. Following the sale of a facility, the Lessee will lease such facility from the Company pursuant to the Master Lease. The nine facilities will contribute an aggregate of $19 million of annual rent (subject to escalation) under the Master Lease.

In March 2015, the Company recorded  a net impairment charge of $478 million related to its DFL investments with HCRMC. The impairment charge reduced the carrying value of the HCRMC DFL investments from $6.6 billion to

$6.1 billion, based on the present value of the future lease payments effective April 1, 2015 under the HCRMC Lease Amendment discounted at the original DFL investments’ effective lease rate. There is no related allowance for credit losses recorded within the carrying value of the HCRMC DFL investments.

See Note 8 for additional discussion of the Company’s equity interest in HCRMC and the U.S. Department of Justice action related to HCRMC.

Direct Financing Lease Internal Ratings

The following table summarizes the Company’s internal ratings for DFLs at June 30, 2015  (dollars in thousands):

	Carrying	Percentage of	Internal Ratings
Investment Type	Amount	DFL Portfolio	Performing DFLs	Watch List DFLs	Workout DFLs
Senior housing	$1,567,497	23	$1,199,657	$367,840	$—
Post-acute/skilled nursing	5,171,939	75	5,171,939	—	—
Hospital	123,891	2	123,891	—	—
	$6,863,327	100	$6,495,487	$367,840	$—

Beginning September 30, 2013, the Company placed a 14-property senior housing DFL (the “DFL Portfolio”) on non-accrual status. The Company determined that the collection of all rental payments was and continues to be no longer reasonably assured; therefore, rental revenue from the DFL Portfolio is recognized on a cash basis. The Company re-assessed the DFL Portfolio for impairment on June 30, 2015 and determined that the DFL Portfolio was not impaired based on its belief that: (i) it was not probable that it will not collect all of the rental payments under the terms of the lease; and (ii) the fair value of the underlying collateral exceeded the DFL Portfolio’s carrying amount. The fair value of the DFL Portfolio was estimated based on a discounted cash flow model, the inputs to which are considered to be a Level 3 measurement within the fair value hierarchy. Inputs to this valuation model include real estate capitalization rates, industry growth rates and operating margins, some of which influence the Company’s expectation of future cash flows from the DFL Portfolio and, accordingly, the fair value of its investment. During both the three months ended June 30, 2015 and 2014, the Company recognized DFL income of $5 million and received cash payments of $6 million from the DFL Portfolio. During the six months ended June 30, 2015 and 2014, the Company recognized DFL income of $9 million and $10 million, respectively, and received cash payments of $11 million and $12 million, respectively, from the DFL Portfolio. The carrying value of the DFL Portfolio was $368 million and $370 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, the Company continues to believe that the fair value of the underlying collateral is in excess of the carrying value of this DFL Portfolio.

As a result of HCRMC related events, the Company reassessed the collectability of all contractual rent payments under the amended Master Lease. The Company has concluded that the collection of the amended rent payments is reasonably assured and has assigned an internal rating of “Performing” to its HCRMC DFL investments.

NOTE 7.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	June 30, 2015			December 31, 2014
	Real Estate	Other		Real Estate	Other
	Secured	Secured	Total	Secured	Secured	Total
Mezzanine	$—	$795,794	$795,794	$—	$799,064	$799,064
Other(1)	90,549	—	90,549	135,363	—	135,363
Unamortized discounts, fees and costs	—	(10,312)	(10,312)	—	(14,056)	(14,056)
Allowance for loan losses	—	(13,410)	(13,410)	—	(13,410)	(13,410)
	$90,549	$772,072	$862,621	$135,363	$771,598	$906,961

(1)Represents construction loans outstanding related to senior housing development projects. At June 30, 2015, the Company had $3 million remaining under its commitments to fund development projects.

Loans Receivable Internal Ratings

The following table summarizes the Company’s internal ratings for loans receivable at June 30, 2015  (dollars in thousands):

	Carrying	Percentage of	Internal Ratings
Investment Type	Amount	Loan Portfolio	Performing Loans	Watch List Loans	Workout Loans
Real estate secured	$90,549	10	$90,549	$—	$—
Other secured	772,072	90	755,085	—	16,987
	$862,621	100	$845,634	$—	$16,987

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

Tandem Health Care Loan. On July 31, 2012, the Company closed a mezzanine loan facility to lend up to $205 million to Tandem Health Care (“Tandem”), as part of the recapitalization of a post-acute/skilled nursing portfolio. The Company funded $100 million (the “First Tranche”) at closing and funded an additional $102 million (the “Second Tranche”) in June 2013. In May 2015, the Company increased and extended the mezzanine loan facility with Tandem to (i) fund $50 million (the “Third Tranche”) and $5 million (the “Fourth Tranche”), which proceeds were used to repay a portion of Tandem’s existing senior and mortgage debt, respectively; (ii) extend its maturity to October 2018; and (iii) extend the prepayment penalty period to January 2017.  The loans bear interest at fixed rates of 12%, 14%, 6% and 6% per annum for the First, Second, Third and Fourth Tranches, respectively. At June 30, 2015, the facility had an outstanding balance of $256 million at an 11.5% blended interest rate and was subordinate to $383 million of senior mortgage debt.

Delphis Operations, L.P. Loan. The Company holds a secured term loan made to Delphis Operations, L.P. (“Delphis” or the “Borrower”) that is collateralized by assets of the Borrower. The Borrower’s collateral is comprised primarily of a partnership interest in an operating surgical facility that leases a property owned by the Company. This loan is on cost recovery status and has an internal rating of “workout”. The carrying value of the loan, net of an allowance for loan losses, was $17 million at both June 30, 2015 and December 31, 2014.  During the three and six months ended June 30, 2014, the Company received cash payments from the Borrower of $0.6 million. At both June 30, 2015 and December 31, 2014, the allowance related to the Company’s senior secured loan to Delphis was $13 million with no additional allowances recognized during the six months ended June 30, 2015 or the year ended December 31, 2014. At June 30, 2015, the Company continues to believe that the fair value of the collateral supporting this loan is in excess of the loan’s carrying value.

Subsequent Event.  In July 2015, the Company exercised the purchase option right under its £27 million ($42 million) loan with MMCG, which was originated in May 2015, and acquired two care homes located in the U.K. (see Note 4).

NOTE 8.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method at June 30, 2015 (dollars in thousands):

Entity(1)	Segment	Carrying Amount	Ownership%
CCRC JV(2)	senior housing	$452,283		49
HCRMC	post-acute/skilled nursing	50,958		9
MBK JV	senior housing	27,139		50
HCP Ventures III, LLC	medical office	6,408		30
HCP Ventures IV, LLC	medical office and hospital	25,432		20
HCP Life Science(3)	life science	69,293	50	–	63
Vintage Park	senior housing	4,737		85
Suburban Properties, LLC	medical office	5,112		67
Advances to unconsolidated joint ventures, net		125
		$641,487

(1)	These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)	Includes two unconsolidated joint ventures in a RIDEA structure: (i) “CCRC PropCo” and (ii) “CCRC OpCo”.
(3)

Includes three unconsolidated joint ventures between the Company and an institutional capital partner. HCP Life Science includes the following partnerships (and the Company’s ownership percentage): (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%).

Summarized combined financial information for the Company’s equity method investments follows (in thousands):

	June 30,	December 31,
	2015	2014
Real estate, net	$5,219,661	$5,134,587
Goodwill and other assets, net	5,065,096	4,986,310
Total assets	$10,284,757	$10,120,897

Capital lease obligations and debt	$7,210,974	$7,197,940
Accounts payable	1,127,561	1,015,912
Other partners’ capital	1,299,578	1,281,413
HCP’s capital(1)	646,644	625,632
Total liabilities and partners’ capital	$10,284,757	$10,120,897

(1)

The combined basis difference of the Company’s investments in these joint ventures of $5 million, as of June 30, 2015, is attributable to goodwill, real estate, capital lease obligations, deferred tax assets and lease-related net intangibles.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenues	$1,142,647	$1,059,455	$2,309,127	$2,126,943
Loss from discontinued operations	(7,100)	(6,200)	(6,000)	(8,800)
Net loss	(21,528)	(11,834)	(11,730)	(3,973)
HCP’s share of earnings(1)	12,001	14,692	25,602	29,220
Fees earned by HCP	458	444	918	893
Distributions received by HCP	2,306	566	4,487	3,768

(1)

The Company’s joint venture interest in HCRMC is accounted for using the equity method and results in an ongoing elimination of DFL income proportional to HCP’s ownership in HCRMC. The elimination of the respective proportional lease expense at the HCRMC level in substance results in $15 million and $16 million of DFL income that is recharacterized to the Company’s share of earnings from HCRMC (equity income from unconsolidated joint ventures) for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014,  $30 million and $31 million, respectively, of DFL income was recharacterized to the Company’s share of earnings from HCR ManorCare.

HCRMC.  On April 20, 2015, the U.S. Department of Justice (“DOJ”) unsealed a previously filed complaint in the United States District Court for the Eastern District of Virginia against HCRMC and certain of its affiliates in three consolidated cases following a civil investigation arising out of three lawsuits filed by former employees of HCRMC under the qui tam provisions of the federal False Claims Act. The DOJ’s complaint in intervention is captioned United States of America, ex rel. Ribik, Carson, and Slough v. HCR ManorCare, Inc., ManorCare Inc., HCR ManorCare Services, LLC and Heartland Employment Services, LLC (Civil Action Numbers: 1:09cv13; 1:11cv1054; 1:14cv1228 (CMH/TCB)). The complaint alleges that HCRMC submitted claims to Medicare for therapy services that were not covered by the skilled nursing facility benefit, were not medically reasonable and necessary, and were not skilled in nature, and therefore not entitled to Medicare reimbursement. While this litigation is at an early stage and HCRMC has indicated that it believes the claims are unjust and it will vigorously defend against them, a significant adverse judgment against HCRMC or significant settlement obligation could impact the carrying value of the Company’s investments in HCRMC’s operations and/or DFLs investment further (see Note 6).

MBK JV.  On March 30, 2015, the Company and MBK Senior Living (“MBK”), a subsidiary of Mitsui & Co. Ltd, formed a new RIDEA joint venture (“MBK JV”) that owns three senior housing facilities with the Company and MBK each owning a 50% equity interest. MBK manages these communities on behalf of the joint venture. The Company contributed $27 million of cash and MBK contributed the three senior housing facilities with a fair value of $126 million, which were encumbered by $78 million of mortgage debt at closing.

NOTE 9.  Intangibles

At June 30, 2015 and December 31, 2014,  gross intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles and below market ground lease intangibles, were $953 million and $830 million, respectively. At June 30, 2015 and December 31, 2014, the accumulated amortization of intangible assets was $376 million and $349 million, respectively.

At June 30, 2015 and December 31, 2014,  gross intangible lease liabilities, comprised of below market lease intangibles and above market ground lease intangibles were $208 million and $209 million, respectively. At June 30, 2015 and December 31, 2014, the accumulated amortization of intangible liabilities was $130 million and $124 million, respectively.

NOTE 10.  Other Assets

The Company’s other assets consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Straight-line rent receivables, net of allowance of $34,168 and $34,182, respectively	$368,435	$355,864
Marketable debt securities, net	191,846	231,442
Leasing costs and inducements, net	158,522	146,500
Deferred financing costs, net	56,743	47,592
Goodwill	50,346	50,346
Other	134,315	108,428
Total other assets	$960,207	$940,172

At June 30, 2015 and December 31, 2014, within other assets is a non-interest bearing short-term receivable of $19 million and $26 million, respectively, from Brookdale payable in eight quarterly installments. At June 30, 2015 and December 31, 2014, other assets also included a loan receivable of $19 million and $15 million, respectively, from HCP Ventures IV, LLC (“HCP Ventures IV”), an unconsolidated joint venture (see Note 8) with an interest rate of 12% which matures in May 2016. The loan is senior to equity distributions to the Company’s joint venture partner.

Marketable debt securities, net are classified as held-to-maturity debt securities and primarily represent senior unsecured notes issued by Elli Investments Limited (“Elli”), a subsidiary of Terra Firma, as part of the financing for Elli’s acquisition of Four Seasons Health Care (the “Four Seasons Notes”). The Four Seasons Notes mature in June 2020, are non-callable through June 2016 and bear interest on their par value at a fixed rate of 12.25% per annum. The Company purchased an aggregate par value of £138.5 million of the Four Seasons Notes at a discount for £136.8 million in June 2012, representing 79% of the total £175 million issued and outstanding Four Seasons Notes. In June 2015, the Company determined that the Four Seasons Notes were other-than-temporarily impaired (see Note 15 for additional information).

NOTE 11.  Debt

Bank Line of Credit and Term Loans

The Company’s $2.0 billion unsecured revolving line of credit facility (the “Facility”) matures on March 31, 2018 and contains a one-year extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends upon the Company’s credit ratings. The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at June 30, 2015, the margin on the Facility was 0.925%, and the facility fee was 0.15%. The Facility also includes a feature that will allow the Company to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At June 30, 2015, the Company had $1.0 billion, including £269 million ($422 million), outstanding under the Facility with a weighted average effective interest rate of 1.53%.

On January 12, 2015, the Company entered into a credit agreement with a syndicate of banks for a £220 million  ($346 million at June 30, 2015)  four-year unsecured term loan (the “2015 Term Loan”) that accrues interest at a rate of GBP LIBOR plus 0.975%, subject to adjustments based on the Company’s credit ratings. Proceeds from this term loan were used to repay a £220 million draw on the Facility that partially funded the November 2014 HC-One Facility (see Note 7). Concurrently, the Company entered into a three-year interest rate swap agreement that effectively fixes the interest rate of the 2015 Term Loan at 1.79% (see Note 21).  The 2015 Term Loan contains a one-year committed extension option.

The Facility and term loans contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60% and (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times. The Facility and term loans also require a

Minimum Consolidated Tangible Net Worth of $9.5 billion at June 30, 2015. At June 30, 2015, the Company was in compliance with each of these restrictions and requirements.

Senior Unsecured Notes

At June 30, 2015, the Company had senior unsecured notes outstanding with an aggregate principal balance of $8.6 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at June 30, 2015.

The following table summarizes the Company’s senior unsecured notes issuances for the periods presented (dollars in thousands):

Period	Amount	Coupon Rate	Maturity Date	Net Proceeds
Six months ended June 30, 2015:
January 21, 2015	$600,000	3.400%	2025	$591,000
May 20, 2015	$750,000	4.000%	2025	$738,570
Year ended December 31, 2014:
February 21, 2014	$350,000	4.200%	2024	$346,000
August 14, 2014	$800,000	3.875%	2024	$792,000

The following table summarizes the Company’s senior unsecured notes payoffs for the periods presented (dollars in thousands):

Period	Amount	Coupon Rate
Six months ended June 30, 2015:
March 1, 2015	$200,000	6.00%
June 8, 2015	$200,000	7.07%
Year ended December 31, 2014:
February 1, 2014	$400,000	2.70%
June 14, 2014	$62,000	6.00%
June 14, 2014	$25,000	3 Month LIBOR+0.9%

Mortgage Debt

At June 30, 2015, the Company had $967 million in aggregate principal amount of mortgage debt outstanding, which is secured by 68 healthcare facilities (including redevelopment properties) with a carrying value of $1.3 billion. At June 30, 2015, interest rates on the mortgage debt ranged from 3.19% to 8.35% with a weighted average effective interest rate of 6.22% and a weighted average maturity of three years.

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

Debt Maturities

The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at June 30, 2015 (in thousands):

			Senior
	Bank Line of		Unsecured	Mortgage
Year	Credit(1)	Term Loans(2)	Notes(3)	Debt	Total(4)
2015 (Six months)	$—	$—	$—	$22,172	$22,172
2016	—	215,487	900,000	292,222	1,407,709
2017	—	—	750,000	581,891	1,331,891
2018	1,022,324	—	600,000	6,583	1,628,907
2019	—	346,038	450,000	2,072	798,110
Thereafter	—	—	5,900,000	63,170	5,963,170
	1,022,324	561,525	8,600,000	968,110	11,151,959
Discounts, net	—	—	(32,707)	(1,038)	(33,745)
	$1,022,324	$561,525	$8,567,293	$967,072	$11,118,214

(1)  Includes  £269 million translated into U.S. dollars.

(2)  Represents £357 million translated into U.S. dollars.

(3)  Interest rates on the notes ranged from 2.79% to 6.88% with a weighted average effective interest rate of 4.71% and a weighted average maturity of six years.

(4)  Excludes $95 million of other debt that represents Life Care Bonds and Demand Notes that have no scheduled maturities.

Other Debt

At June 30, 2015, the Company had $69 million of non-interest bearing life care bonds at two of its continuing care retirement communities and non-interest bearing occupancy fee deposits at two of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). The Life Care Bonds are generally refundable to the residents upon the termination of the contract or upon the successful resale of the unit.

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

Liquidity Support Arrangement

The Company has a 20% ownership interest in an unconsolidated joint venture, HCP Ventures IV, which has $107 million of contractual secured debt obligations (“Contractual Obligations”) coming due through February 2016. In the event: (i) HCP Ventures IV is unable to refinance these Contractual Obligations with third party lenders or (ii) the equity members do not jointly agree to make additional capital contributions to repay such Contractual Obligations, the Company has committed to provide the necessary level of financial support in the form of a shortfall loan to enable HCP Ventures IV to repay such Contractual Obligations.  Additionally, the Company has committed to fund, in the form of a shortfall loan, up to $24.5 million for prior and future capital expenditures of which $19 million has been funded as of June 30, 2015 and included in other assets, net.  This liquidity support arrangement is permitted under the joint venture agreement between members, and any such funding will earn interest at a rate equal to 12% per annum from the date actually advanced until the date it is repaid in full (see Notes 8, 10 and 18).

NOTE 13.   Equity

Common Stock

The following table lists the common stock cash dividends declared by the Company in 2015:

		Amount	Dividend
Declaration Date	Record Date	Per Share	Payable Date
January 29	February 9	$0.565	February 24
April 30	May 11	0.565	May 26
July 30	August 10	0.565	August 25

The following is a summary of the Company’s common stock activities (shares in thousands):

	Six Months Ended June 30,
	2015	2014
Dividend Reinvestment and Stock Purchase Plan	1,645	1,386
Conversion of DownREIT units(1)	70	2
Exercise of stock options	817	111
Vesting of restricted stock units	379	567
Repurchase of common stock	171	284

(1)  Non-managing member LLC units.

Accumulated Other Comprehensive Loss

The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	June 30,	December 31,
	2015	2014
Cumulative foreign currency translation adjustment	$(19,254)	$(10,747)
Unrealized losses on cash flow hedges, net	(9,478)	(9,624)
Supplemental Executive Retirement Plan minimum liability	(3,399)	(3,537)
Unrealized gains on available for sale securities	16	13
Total accumulated other comprehensive loss	$(32,115)	$(23,895)

Noncontrolling Interests

At June 30, 2015, non-managing members held an aggregate of 4 million units in five limited liability companies (“DownREITs”), for which the Company is the managing member. At June 30, 2015, the carrying and fair values of these DownREIT units were $186 million and $219 million, respectively.

See Note 17 for the supplemental schedule of non-cash financing activities.

At-The-Market Program

In June 2015, the Company established an at-the-market equity offering program (“ATM Program”). Under this program, the Company may sell shares of its common stock from time to time having an aggregate gross sales price of up to $750 million through a consortium of banks acting as sales agents or directly to the banks acting as principals. As of June 30, 2015, no shares of common stock have been issued under this ATM Program.

NOTE 14.   Segment Disclosures

The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the medical office segment, the Company invests through the acquisition and development of MOBs, which generally require a greater level of property management. Otherwise, the Company primarily invests, through the acquisition and development of real estate, in single tenant and operator properties and debt issued by tenants and operators in these sectors. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements herein and in the Company’s 2014 Annual Report on Form 10-K filed with the SEC. There were no intersegment sales or transfers during the six months ended June 30, 2015 and 2014. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”), adjusted NOI (cash NOI) and interest income of the combined investments in each segment.

Non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, accounts receivable, net, marketable equity securities, deferred financing costs and, if any, real estate held for sale. Interest expense, depreciation and amortization, and non-property specific revenues and expenses are not allocated to individual segments in determining the Company’s segment-level performance. See Note 19 for other information regarding concentrations of credit risk.

Summary information for the reportable segments follows (in thousands):

For the three months ended June 30, 2015:

				Investment
	Rental	Resident Fees	Interest	Management	Total		Adjusted
Segments	Revenues(1)	and Services	Income	Fee Income	Revenues	NOI(2)	(Cash) NOI(2)
Senior housing	$123,910	$106,838	$12,237	$—	$242,985	$154,234	$155,472
Post-acute/skilled	130,895	—	23,708	—	154,603	130,357	111,280
Life science	85,409	—	—	1	85,410	68,175	65,430
Medical office	102,585	—	—	457	103,042	61,800	60,630
Hospital	21,492	—	—	—	21,492	20,221	20,447
Total	$464,291	$106,838	$35,945	$458	$607,532	$434,787	$413,259

For the three months ended June 30, 2014:

				Investment
	Rental	Resident Fees	Interest	Management	Total		Adjusted
Segments	Revenues(1)	and Services	Income	Fee Income	Revenues	NOI(2)	(Cash) NOI(2)
Senior housing	$151,904	$37,939	$3,430	$—	$193,273	$165,020	$153,476
Post-acute/skilled	138,548	—	13,507	—	152,055	138,015	122,105
Life science	77,541	—	—	1	77,542	62,092	59,339
Medical office	91,541	—	—	443	91,984	54,376	53,770
Hospital	21,267	—	—	—	21,267	20,370	20,475
Total	$480,801	$37,939	$16,937	$444	$536,121	$439,873	$409,165

For the six months ended June 30, 2015:

				Investment
	Rental	Resident Fees	Interest	Management	Total		Adjusted
Segments	Revenues(1)	and Services	Income	Fee Income	Revenues	NOI(2)	(Cash) NOI(2)
Senior housing	$251,292	$211,851	$19,631	$—	$482,774	$311,119	$305,944
Post-acute/skilled	271,471	—	49,576	—	321,047	270,400	233,240
Life science	168,960	—	—	2	168,962	135,027	129,207
Medical office	200,890	—	—	916	201,806	121,853	118,817
Hospital	43,734	—	—	—	43,734	41,426	41,904
Total	$936,347	$211,851	$69,207	$918	$1,218,323	$879,825	$829,112

For the six months ended June 30, 2014:

				Investment
	Rental	Resident Fees	Interest	Management	Total		Adjusted
Segments	Revenues(1)	and Services	Income	Fee Income	Revenues	NOI(2)	(Cash) NOI(2)
Senior housing	$301,989	$75,992	$6,714	$—	$384,695	$328,610	$303,851
Post-acute/skilled	276,328	—	26,919	—	303,247	275,263	240,204
Life science	153,663	—	—	2	153,665	124,053	118,168
Medical office	180,803	—	—	891	181,694	108,122	106,799
Hospital	42,812	—	—	—	42,812	40,965	41,136
Total	$955,595	$75,992	$33,633	$893	$1,066,113	$877,013	$810,158

(1)	Represents rental and related revenues, tenant recoveries and income from DFLs.
(2)

NOI and Adjusted NOI are non-GAAP supplemental financial measures used to evaluate the operating performance of real estate. The Company defines NOI as rental and related revenues, including tenant recoveries, resident fees and services, and income from DFLs, less property level operating expense; NOI excludes all other financial statement amounts included in net income (loss) as presented below. The Company believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL accretion, amortization of market lease intangibles and lease termination fees. Adjusted NOI is oftentimes referred to as “cash NOI.” The Company uses NOI and adjusted NOI to make decisions about resource allocations, and to assess and compare property level performance, and evaluate its same property portfolio. The Company believes that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP because it does not reflect various excluded items. Further, the Company’s definition of NOI may not be comparable to the definition used by other REITs or real estate companies, as those companies may use different methodologies for calculating NOI.

The following is a reconciliation of reported net income (loss) to NOI and adjusted NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$167,748	$222,279	$(69,755)	$485,902
Interest income	(35,945)	(16,937)	(69,207)	(33,633)
Investment management fee income	(458)	(444)	(918)	(893)
Interest expense	118,632	106,842	235,412	213,480
Depreciation and amortization	120,403	113,133	234,925	220,521
General and administrative	28,845	21,656	53,618	42,555
Acquisition and pursuit costs	18,407	7,406	21,797	7,901
Impairments	44,835	—	523,299	—
Gains on sales of real estate, net of income taxes	(61)	—	(6,325)	—
Other income, net	(11,055)	(709)	(12,779)	(2,639)
Income tax (benefit) expense	(4,563)	1,339	(4,640)	2,785
Equity income from unconsolidated joint ventures	(12,001)	(14,692)	(25,602)	(29,220)
Total discontinued operations	—	—	—	(29,746)
NOI	434,787	439,873	879,825	877,013
Straight-line rents	(8,202)	(12,487)	(17,748)	(26,455)
DFL accretion	(21,210)	(17,813)	(41,514)	(39,235)
Amortization of above and below market lease intangibles, net	(258)	(175)	(636)	(343)
Lease termination fees	8,142	(233)	9,185	(811)
NOI adjustments related to discontinued operations	—	—	—	(11)
Adjusted (Cash) NOI	$413,259	$409,165	$829,112	$810,158

The Company’s total assets by segment were (in thousands):

	June 30,	December 31,
Segments	2015	2014
Senior housing	$9,449,641	$8,383,345
Post-acute/skilled nursing	6,511,511	6,875,122
Life science	4,187,616	4,154,789
Medical office	3,404,395	2,988,888
Hospital	639,807	640,253
Gross segment assets	24,192,970	23,042,397
Accumulated depreciation and amortization	(2,778,924)	(2,600,072)
Net segment assets	21,414,046	20,442,325
Other non-segment assets	934,081	927,615
Total assets	$22,348,127	$21,369,940

At both June 30, 2015 and December 31, 2014, goodwill of $50 million was allocated to segment assets as follows: (i) senior housing—$31 million, (ii) post-acute/skilled nursing—$3 million, (iii) medical office—$11 million and (iv) hospital—$5 million.

NOTE 15.    Impairments

In June 2015, the Company determined that the Four Seasons Notes (see Note 10) were other-than-temporarily impaired.  Although the Company does not intend to sell and does not believe it will be required to sell the Four Seasons Notes before their maturity, the Company determined that a credit loss existed resulting from significant deterioration in Four Seasons’ operating performance since the fourth quarter of 2014. Accordingly, the Company recorded an impairment charge in the three months ended June 30, 2015 of $42 million, reducing the carrying value of the Four Seasons Notes to $174 million (£111 million). The fair value was based on quoted prices; however as the Four Seasons Notes are not actively traded, these prices were considered to be Level 2 measurements within the fair value hierarchy. In determining whether a credit loss existed  and calculating the fair value, the Company also evaluated Four Season’s ability to repay the Four Seasons Notes according to their contractual terms based on its estimate of future cash flows which inputs included forecasted revenues, capital expenditures, operating expenses, care home occupancy and continued implementation of Four Seasons’ business plan which includes executing on its business line segmentation and continuing to invest in its core portfolio, which information was consistent with the results of the valuation technique used by the Company in determining whether a credit loss existed and calculating the fair value of the Four Seasons Notes.

In June 2015, the Company determined a MOB was impaired and recognized an impairment charge of $3 million, which reduced the carrying value of the Company’s investment to $400,000. The fair value of the MOB was based on its projected sales prices, which was considered to be a Level 2 measurement within the fair value hierarchy.

In March 2015, the Company recorded a net impairment charge of $478 million related to its DFL investments with HCRMC (see Note 6).

NOTE 16.   Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator
Income (loss) from continuing operations	$167,748	$222,279	$(69,755)	$456,156
Noncontrolling interests’ share in continuing operations	(2,863)	(3,394)	(5,974)	(6,729)
Income (loss) from continuing operations applicable to HCP	164,885	218,885	(75,729)	449,427
Participating securities’ share in continuing operations	(370)	(489)	(704)	(1,552)
Income (loss) from continuing operations applicable to common shares	164,515	218,396	(76,433)	447,875
Discontinued operations	—	—	—	29,746
Noncontrolling interests’ share in discontinued operations	—	—	—	(1,177)
Net income (loss) applicable to common shares	$164,515	$218,396	$(76,433)	$476,444

Denominator
Basic weighted average common shares	461,874	458,247	461,380	457,773
Dilutive potential common shares	232	341	—	361
Diluted weighted average common shares	462,106	458,588	461,380	458,134

Basic earnings per common share
Income (loss) from continuing operations	$0.36	$0.48	$(0.17)	$0.98
Discontinued operations	—	—	—	0.06
Net income (loss) applicable to common shares	$0.36	$0.48	$(0.17)	$1.04

Diluted earnings per common share
Income (loss) income from continuing operations	$0.36	$0.48	$(0.17)	$0.98
Discontinued operations	—	—	—	0.06
Net income (loss) applicable to common shares	$0.36	$0.48	$(0.17)	$1.04

Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, which requires the use of the two-class method when computing basic and diluted earnings per share. Options to purchase approximately 0.9 million and 1.4 million shares of common stock that had an exercise price (including deferred compensation expense) in excess of the average closing market price of the Company’s common stock during the three months ended June 30, 2015 and 2014, respectively, were not included in the Company’s earnings per share calculations because they are anti-dilutive. Restricted stock and performance restricted stock units representing 0.4 million and 0.2 million shares of common stock during the three months ended June 30, 2015 and 2014, respectively, were not included because they are anti-dilutive. Additionally, 6 million shares issuable upon conversion of 4 million DownREIT units during the three months ended June 30, 2015 and 2014 were not included because they are anti-dilutive.

NOTE 17.   Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2015	2014
Supplemental cash flow information:
Interest paid, net of capitalized interest	$217,716	$204,590
Income taxes paid	2,920	3,380
Capitalized interest	3,704	5,983
Supplemental schedule of non-cash investing activities:
Accrued construction costs	33,162	25,069
Settlement of loans receivable as consideration for real estate acquisition	254,301	—
Supplemental schedule of non-cash financing activities:
Vesting of restricted stock units	379	567
Cancellation of restricted stock	—	(1)
Conversion of non-managing member units into common stock	2,244	73
Noncontrolling interest and other liabilities, net assumed in connection with the RIDEA III acquisition	61,219	—
Noncontrolling interest issued in connection with real estate acquisitions	3,885	6,321
Noncontrolling interest disposed in connection with real estate sales	204	1,671
Other liabilities assumed with real estate acquisitions	13,672	523
Unrealized losses on available-for-sale securities and derivatives designated as cash flow hedges, net	(198)	(696)

NOTE 18.   Variable Interest Entities

Unconsolidated Variable Interest Entities

At June 30, 2015,  the Company had investments in: (i) three unconsolidated VIE joint ventures; (ii) 48 properties leased to VIE tenants; (iii) a loan to a VIE borrower; and (iv) marketable debt securities of two VIE borrowers. The Company has determined that it is not the primary beneficiary of these VIEs. The Company does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact these VIEs’ economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (CCRC OpCo, HCP Ventures IV and Vintage Park discussed below), the Company has no formal involvement in these VIEs beyond its investments.

The Company holds a 49% ownership interest in CCRC OpCo, a joint venture entity formed in August 2014 that operates senior housing properties in a RIDEA structure, that has been identified as a VIE (see Notes 3 and 8). The equity members of CCRC OpCo “lack power” because they share certain operating rights with Brookdale as manager of the CCRCs. The assets of CCRC OpCo primarily consist of the CCRCs that it owns and leases, resident fees receivable, notes receivable, and cash and cash equivalents; its obligations primarily consist of operating lease obligations and accounts payable and expense accruals associated with the cost of its CCRCs’ operations. Assets generated by the CCRC operations (primarily rents from CCRC residents) of CCRC OpCo may only be used to settle its contractual obligations (primarily the rental costs and operating expenses incurred to manage such facilities).

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

The Company holds an 85% ownership interest in Vintage Park (see Note 8) that has been identified as a VIE. Although power is shared among equity members, one equity member does not have a substantive investment in the entity. The assets of Vintage Park primarily consist of an independent living facility development in progress that it owns and cash and cash equivalents; its obligations primarily consist of accounts payable and expense accruals associated with the cost of the development obligations. Assets generated by Vintage Park may only be used to settle its contractual obligations (primarily development expenses and debt service payments).

The Company leases 48 properties to a total of seven tenants that have been identified as VIEs (“VIE tenants”) because these VIE tenants are “thinly capitalized” entities that rely on the operating cash flows generated from the senior housing facilities to pay operating expenses, including the rent obligations under their leases.

The Company holds an interest-only, senior secured term loan made to a borrower (Delphis Operations, L.P.) that has been identified as a VIE because it is a “thinly capitalized” entity (see Note 7). The loan is collateralized by all of the assets of the borrower (comprised primarily of a partnership interest in an operating surgical facility that leases a property owned by the Company).

The Company holds Four Seasons Notes (see Note 10). In the second quarter of 2015, upon the occurrence of a reconsideration event, it was determined that the issuer of the Four Seasons Notes is a VIE because this entity is “thinly capitalized” (see Note 15).

The Company holds commercial mortgage-backed securities (“CMBS”) issued by Federal Home Loan Mortgage Corporation (“Freddie MAC”) through a special purpose entity that has been identified as a VIE. The CMBS issued by the VIE are backed by mortgage obligations on senior housing facilities.

The classification of the related assets and liabilities and their maximum loss exposure as a result of the Company’s involvement with these VIEs at June 30, 2015 are presented below (in thousands):

	Maximum Loss		Carrying
VIE Type	Exposure(1)	Asset/Liability Type	Amount
VIE tenants—DFLs	$598,823	Net investment in DFLs	$598,823
VIE tenants—operating leases	11,820	Lease intangibles, net and straight-line rent receivables	11,820
Four Seasons Notes	175,391	Marketable debt securities	175,391
CCRC OpCo	241,607	Investments in unconsolidated joint ventures	241,607
HCP Ventures IV	156,932	Investments in unconsolidated joint ventures	43,941
Vintage Park	4,737	Investments in unconsolidated joint ventures	4,737
Loan—senior secured	16,987	Loans receivable, net	16,987
CMBS	17,649	Marketable debt securities	17,649

(1)

The Company’s maximum loss exposure related to CCRC OpCo,  Vintage Park, VIE tenants, and loans and marketable debt securities to VIE borrowers represents the aggregate carrying amount of such investments (including accrued interest). The Company’s maximum loss exposure related to HCP Ventures IV represents the aggregate carrying amount of its investment plus commitments under its support arrangement, which may be mitigated by the refinancing of HCP Ventures IV’s Contractual Obligations which it expects to occur as such debt becomes due in late 2015 and early 2016 (see Note 12).

With the exception of HCP Ventures IV, as of June 30, 2015,  the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls). At June 30, 2015, the Company has funded a loan of $19 million to HCP Ventures IV. HCP Ventures IV has $107 million of Contractual Obligations coming due through February 2016. The Company has committed to provide the necessary level of financial support, in the form of a shortfall loan, to HCP Ventures IV in the event the joint venture is (i) unable to refinance its Contractual Obligations with third party lenders or (ii) the equity members do not jointly agree to make additional capital contributions to repay its Contractual Obligations.  See Notes 3, 6, 7, 8, 10 and 12 for additional descriptions of the nature, purpose and operating activities of the Company’s unconsolidated VIEs and interests therein.

Consolidated Variable Interest Entities

RIDEA I.    The Company holds a 90% ownership interest in a joint venture entity formed in September 2011 that operates senior housing properties in a RIDEA structure (“RIDEA I OpCo”). The Company consolidates RIDEA I OpCo as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of RIDEA I OpCo primarily consist of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to a non-VIE consolidated subsidiary of the Company and operating expenses of its senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) of RIDEA I OpCo may only be used to settle its contractual obligations (primarily from the rental costs and operating expenses incurred to manage such facilities).

RIDEA II.  The Company holds an 80% ownership interest in joint venture entities formed in August 2014 that own and operate senior housing properties in a RIDEA structure (“RIDEA II”). The Company consolidates RIDEA II  (“SH PropCo” and “SH OpCo”) as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of SH PropCo primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of a note payable to a non-VIE consolidated subsidiary of the Company. The assets of SH OpCo primarily consist of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to SH PropCo and operating expenses of its senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) of the RIDEA II structure may only be used to settle its contractual obligations (primarily from the rental costs and operating expenses incurred to manage such facilities).

RIDEA III.  The Company holds a 90% ownership interest in a joint venture entity formed in June 2015 that operates senior housing properties in a RIDEA structure (“RIDEA III OpCo”). The Company consolidates RIDEA III OpCo as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of RIDEA III OpCo primarily consist of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to a non-VIE consolidated subsidiary of the Company and operating expenses of its senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) of RIDEA III OpCo may only be used to settle its contractual obligations (primarily from the rental costs and operating expenses incurred to manage such facilities).

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

NOTE 19.   Concentration of Credit Risk

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

The following table provides information regarding the Company’s concentrations with respect to certain tenants and operators; the information provided is presented for the gross assets and revenues that are associated with certain tenants and operators as percentages of their respective segment’s and total Company’s gross assets and revenues:

The following table lists the Company’s senior housing concentrations:

	Percentage of		Percentage of		Percentage of
	Senior Housing Gross Assets		Senior Housing Revenues		Senior Housing Revenues
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Operators	2015	2014	2015	2014	2015	2014
Brookdale(1)	28%	36%	25%	46%	25%	46%
HCRMC	10%	11%	8%	10%	8%	10%

The following table lists the Company’s post-acute/skilled nursing concentrations:

	Percentage of Post-Acute/		Percentage of Post-Acute/		Percentage of Post-Acute/
	Skilled Nursing Gross Assets		Skilled Nursing Revenues		Skilled Nursing Revenues
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Operators	2015	2014	2015	2014	2015	2014
HCRMC	79%	82%	78%	86%	79%	86%

The following table lists the total Company concentrations:

	Percentage of		Percentage of		Percentage of
	Total Company Assets		Total Company Revenues		Total Company Revenues
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Operators	2015	2014	2015	2014	2015	2014
HCRMC	27%	31%	23%	28%	24%	28%
Brookdale(1)	12%	13%	10%	17%	10%	17%

(1)

On July 31, 2014, Brookdale completed its acquisition of Emeritus. These percentages of segment revenues and total revenues for the three and six months ended June 30, 2014 are prepared on a pro forma basis to reflect the combined concentration for Brookdale and Emeritus, as if the merger had occurred as of the beginning of the period presented. On August 29, 2014, the Company and Brookdale amended or terminated all former leases with Emeritus and entered into two RIDEA joint ventures (see Notes  3 and 18). Percentages do not include senior housing facilities that Brookdale manages (is not a tenant) under a RIDEA structure.

HCRMC’s summarized consolidated financial information follows (in millions):

	June 30,	December 31,
	2015	2014
Real estate and other property, net	$2,900.8	$2,934.4
Cash and cash equivalents	165.4	127.9
Goodwill, intangible and other assets, net	4,628.9	4,621.7
Total assets	$7,695.1	$7,684.0

Debt and financing obligations	$6,065.7	$6,108.3
Accounts payable, accrued liabilities and other	985.8	932.7
Total equity	643.6	643.0
Total liabilities and equity	$7,695.1	$7,684.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$1,027.5	$1,033.9	$2,081.5	$2,075.8
Operating, general and administrative expense	(884.2)	(906.4)	(1,782.1)	(1,795.2)
Depreciation and amortization expense	(35.4)	(35.1)	(71.3)	(70.3)
Interest expense	(119.9)	(102.0)	(220.2)	(204.3)
Other income, net	2.1	1.7	4.9	4.6
(Loss) income from continuing operations before income tax expense	(9.9)	(7.9)	12.8	10.6
Income taxes	(4.5)	(3.2)	5.6	4.3
(Loss) income from continuing operations	(5.4)	(4.7)	7.2	6.3
Loss from discontinued operations, net of taxes	(7.1)	(6.2)	(6.0)	(8.8)
Net (loss) income	$(12.5)	$(10.9)	$1.2	$(2.5)

As of June 30, 2015, Brookdale provided comprehensive property management and accounting services with respect to 106 of the Company’s senior housing facilities and 14 CCRCs owned by the CCRC JV, for which the Company or joint venture pays annual management fees pursuant to long-term management agreements. Most of the management agreements have initial terms ranging from 10 to 15 years, with three to four 5-year renewals. The base management fees are 4.5% to 5.0% of gross revenues (as defined) generated by the RIDEA facilities. In addition, there are incentive management fees payable to Brookdale if operating results of the RIDEA properties exceed pre-established EBITDAR (as defined) thresholds.

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

NOTE 20.   Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The following table illustrates the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2015 in the consolidated balance sheets (in thousands):

Financial Instrument(1)	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$46	$46	$—	$—
Interest-rate swap assets	1,524	—	1,524	—
Interest-rate swap liabilities	7,015	—	7,015	—
Currency swap assets	303	—	303	—
Currency swap liabilities	1,570	—	1,570	—
Warrants	2,190	—	—	2,190

(1)	Interest rate and currency swaps, as well as common stock warrant fair values, are determined based on observable and unobservable market assumptions utilizing standardized derivative pricing models.

Recognized gains and losses are recorded in other income, net on the Company’s consolidated statements of operations. During the three months ended June 30, 2015, there were no transfers of financial assets or liabilities within the fair value hierarchy.

Disclosures About Fair Value of Financial Instruments

Cash and cash equivalents, restricted cash, accounts receivable, net, and accounts payable and accrued liabilities – The carrying values are reasonable estimates of fair value because of the short-term maturities of these instruments.

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

The table below summarizes the carrying values and fair values of the Company’s financial instruments (in thousands):

	June 30, 2015		December 31, 2014
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Loans receivable, net(2)	$862,621	$866,528	$906,961	$898,522
Marketable debt securities(2)	191,846	191,846	231,442	252,125
Marketable equity securities(1)	46	46	43	43
Warrants(3)	2,190	2,190	2,220	2,220
Bank line of credit(2)	1,022,324	1,022,324	838,516	838,516
Term loans(2)	561,525	561,525	213,610	213,610
Senior unsecured notes(1)	8,567,293	8,873,387	7,626,194	8,187,458
Mortgage debt(2)	967,072	1,008,930	984,431	1,025,091
Other debt(2)	95,144	95,144	97,022	97,022
Interest-rate swap assets(2)	1,524	1,524	178	178
Interest-rate swap liabilities(2)	7,015	7,015	7,663	7,663
Currency swap assets(2)	303	303	929	929
Currency swap liabilities(2)	1,570	1,570	—	—

(1)	Level 1: Fair value calculated based on quoted prices in active markets.
(2)

Level 2: Fair value based on quoted prices for similar or identical instruments in active or inactive markets, respectively, or calculated utilizing standardized pricing models in which significant inputs or value drivers are observable in active markets.

(3)	Level 3: Fair value determined based on significant unobservable market inputs using standardized derivative pricing models.

NOTE 21.   Derivative Financial Instruments

The following table summarizes the Company’s outstanding interest-rate and foreign currency swap contracts as of June 30, 2015 (dollars and GBP in thousands):

			Fixed
		Hedge	Rate/Buy	Floating/Exchange	Notional/
Date Entered	Maturity Date	Designation	Amount	Rate Index	Sell Amount	Fair Value(1)
Interest rate:
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(5,718)
November 2008(3)	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	$25,500	$(1,297)
July 2012(3)	June 2016	Cash Flow	1.81%	1 Month GBP LIBOR+1.20%	£137,000	$43
January 2015(3)	October 2017	Cash Flow	1.79%	1 Month GBP LIBOR+0.975%	£220,000	$1,481
Foreign currency:
July 2012(4)	June 2016	Cash Flow	$22,700	Buy USD/Sell GBP	£14,500	$7
July 2014(5)	December 2015	Cash Flow	$3,700	Buy USD/Sell GBP	£2,200	$296
January 2015(6)	October 2017	Cash Flow	$44,600	Buy USD/Sell GBP	£29,400	$(1,570)

(1)	Derivative assets are recorded in other assets, net and derivative liabilities are recorded in accounts payable and accrued liabilities on the consolidated balance sheets.
(2)	Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.
(3)	Hedges fluctuations in interest payments on variable-rate unsecured debt due to fluctuations in the underlying benchmark interest rate.
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

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of a derivative instrument due to adverse changes in market prices. Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative contracts, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At June 30, 2015, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

On January 12, 2015, the Company entered into an interest-rate swap contract that is designated as hedging the interest payments on its GBP denominated 2015 Term Loan due to fluctuations in the underlying benchmark interest rate (see additional discussion of the Term Loan in Note 11). The cash flow hedge has a notional amount of £220 million and matures in October 2017.

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

During the six months ended June 30, 2015, the Company determined a portion of a cash flow hedge was ineffective and reclassified $0.3 million of unrealized gains related to this interest-rate swap contract into other income, net.  The Company expects that the hedged forecasted transactions for each of the outstanding qualifying cash flow hedging relationships remain probable of occurring, and as a result, no additional gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings for any other outstanding hedges, other than those discussed above.

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

		Effects of Change in Interest and Foreign Currency Rates
		+50 Basis	-50 Basis	+100 Basis	-100 Basis
Date Entered	Maturity Date	Points	Points	Points	Points
Interest rate:
July 2005	July 2020	$1,100	$(1,055)	$2,177	$(2,132)
November 2008	October 2016	165	(161)	329	(325)
July 2012	June 2016	1,019	(1,045)	2,051	(2,078)
January 2015	October 2017	3,790	(4,210)	7,790	(8,209)
Foreign currency:
July 2012	June 2016	(169)	58	(283)	172
July 2014	December 2015	(23)	12	(40)	29
January 2015	October 2017	(364)	99	(595)	331

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements.”  We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “forecast,” “plan,” “potential,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. Any such forward-looking statements reflect our current expectations and views about future events and are subject to a number of risks and uncertainties that could significantly affect the Company’s future financial condition and results of operations. While forward-looking statements reflect our good faith belief and reasonable assumptions based upon current information, we can give no assurance that our expectations or forecasts will be attained. Further, we cannot guarantee the accuracy of any such forward-looking statement contained in this Quarterly Report, and such forward-looking statements are subject to known and unknown risks and uncertainties that are difficult to predict. As more fully set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:

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

Executive Summary

HCP, Inc., a Standard & Poor’s (“S&P”) 500 company, invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). We are a Maryland corporation organized in 1985 and qualify as a self-administered real estate investment trust (“REIT”). We acquire, develop, lease, manage and dispose of healthcare real estate, and provide financing to healthcare providers. At June 30, 2015, our portfolio of investments, including properties in our unconsolidated joint ventures, consisted of interests in 1,279 facilities.

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

We maintain a conservative balance sheet by actively managing our debt to equity levels, using long-term fixed rate debt and staggering our contractual maturities. We also utilize multiple sources of capital including equity, unsecured bonds, revolving line of credit facilities, term loans, and secured debt. We have relationships with institutional joint venture partners which have been a source of capital for our joint ventures.

We evaluate multiple sources of capital when financing our investments. For debt investments, we may utilize our revolving line of credit facility or originate bank term loans. Typically we fund long term real estate investments with common stock and long term unsecured bonds. Additionally, in connection with joint ventures, we typically utilize non-recourse mortgage debt.

2015 Transaction Overview

HCR ManorCare, Inc.

During the three months ended March  31, 2015, HCP and HCR ManorCare, Inc. (“HCRMC”) agreed to market for sale the real estate and operations associated with up to 50 non-strategic assets that are under the Master Lease and Security Agreement (the “Master Lease”) for an estimated total gross sales price between $300 million and $350 million. HCRMC will receive an annual rent reduction under the Master Lease based on 7.75% of the net sales proceeds received by HCP. The first asset sale closed on July 31, 2015 and the remaining asset sales are expected to occur during the second half of 2015 and the first quarter of 2016.

Additionally, in March 2015, HCP and HCRMC agreed to amend the Master Lease (the “HCRMC Lease Amendment”). Commencing April 1, 2015, HCP provided an annual net rent reduction of $68 million, which equates to initial lease year rent of $473 million, compared to $541 million that would have commenced April 1, 2015 prior to the HCRMC Lease

Amendment. The contractual rent will increase by 3.0% annually during the initial term. In exchange, HCP will receive the following consideration:

•

Fee ownership in nine post-acute facilities valued at $275 million with a median age of four years, currently owned and operated by HCRMC, which transfer is expected to be completed within the next 9 months, subject to customary licensing and regulatory approvals. Until the transfer is complete, HCP will retain a lease receivable of equal value, earning income of $19 million annually (included in the amended initial lease year rent of $473 million above);

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

In March 2015, we recorded a non-cash impairment charge of $478 million related to our direct financing lease (“DFL”) investments with HCRMC. The non-cash charge reduced the carrying value of the HCRMC DFL investments from $6.6 billion to $6.1 billion, which represents the present value of the future lease payments under the HCRMC Lease Amendment. The impairment determination resulted from discussions with HCRMC in which they expressed an increasing desire to reduce rent in consideration of potential economic trades to HCP prior to the April 1, 2015 rental increase of 3.5% under the Master Lease (without regard to the HCRMC Lease Amendment). HCRMC indicated that they sought an amendment of the Master Lease to provide financial flexibility to meet the reimbursement and competitive challenges they face in operating and growing their business, and to remove any uncertainty that could result from any further deterioration in their operating results and corresponding ability to remain in compliance with the covenants under their credit facilities.

As a result of the HCRMC Lease Amendment, HCRMC’s normalized fixed charge coverage ratio for the trailing twelve months ended June 30, 2015 of 1.11x is higher than its ratio for the trailing twelve months ended March 31, 2015 of 1.08x. HCRMC’s financial results continue to be impacted by a shift in payor mix from Medicare to Medicare Advantage and a decline in census due to shorter lengths of stay.

See Note 6 to the Consolidated Financial Statements for additional discussion on the HCRMC Lease Amendment and impairment of our HCRMC direct financing lease investment and Note 8 to the Consolidated Financial Statements for additional discussion regarding the U.S. Department of Justice complaint against HCRMC, which information is incorporated by reference herein.

Acquisition of Private Pay Senior Housing Portfolio

On June 30, 2015, HCP and Brookdale Senior Living, Inc. (“Brookdale”) acquired a portfolio of 35 private pay senior housing communities from Chartwell Retirement Residences, including two leasehold interests, representing 5,025 units for $847 million. The portfolio was acquired in a RIDEA structure (RIDEA III), with Brookdale owning a 10% noncontrolling interest. Brookdale has operated these communities since 2011 after its acquisition of Horizon Bay, and continues to manage the communities under a long-term management agreement.

The Cove Development

In February 2015, we began construction on the first phase, $177 million, of The Cove at Oyster Point, a life science development in South San Francisco, California. The first phase includes two “class A” buildings totaling 253,000 sq. ft. that are expected to be completed in the third quarter of 2016.

HC-One Investment in U.K.

In February 2015, we increased our United Kingdom (“U.K.”) HC-One debt investment (“HC-One Facility”) by £108 million to £502 million in conjunction with HC-One’s acquisition of Meridian Healthcare. The HC-One Facility is secured by 303 nursing and residential care homes representing over 13,900 beds in the U.K., primarily located in England and Scotland.

In April 2015, we converted £174 million of our total £502 million HC-One Facility to fee ownership in a portfolio of 36 care homes subject to long-term triple-net leases that provide aggregate rent in the first year of £13 million. The contractual rent will increase annually by the Retail Price Index (“RPI”) with rent resets to fair market value at the end of lease years 15 and 25. The triple-net leases have initial terms of 30 years with lessee termination options at the end of lease years 15 and 25.

Acquisitions of On-Campus Medical Office Buildings

In April 2015, we acquired a medical office building (“MOB”) in Philadelphia, Pennsylvania for $161 million. The MOB is anchored by Thomas Jefferson University Hospital, which is ranked 2nd among best hospitals in the Philadelphia metropolitan area by U.S. News and is owned by ‘A rated’ Thomas Jefferson University. The MOB contains 705,000 rentable sq. ft. and was 85% occupied at closing. We continue to have an active leasing pipeline, which increased occupancy to 92% at the end of the second quarter.

In June 2015, we expanded our relationship with Memorial Hermann Health System (“Memorial Hermann”) through the acquisition of a portfolio of 11 on-campus MOBs located in Houston, Texas in a sale-leaseback transaction for $225 million. Memorial Hermann, an ‘A rated’ health system, is the largest not-for-profit system in Southeast Texas and maintains the largest market share at 24% in the Houston metro area. The MOB portfolio, located on four campuses, has an aggregate 1.2 million rentable sq. ft. and is subject to triple-net master leases with 10-year initial lease terms and four 5-year renewal terms.

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

In March 2015, we exercised the purchase option under our $14 million par value development loan to acquire a newly built assisted living and memory care facility in Houston, Texas for $36 million. The facility was 99% occupied at closing and was placed in a RIDEA structure with Brookdale acquiring a 10% noncontrolling interest and managing the facility.

In April 2015, we exercised the purchase option under our $33 million par value development loan to acquire a newly built assisted living and memory care facility in Germantown, Tennessee for $72 million. The facility was 93% occupied at closing and was placed in a RIDEA structure with Brookdale acquiring a 10% noncontrolling interest and managing the facility.

In May 2015, we increased and extended our mezzanine loan facility with Tandem Health Care (“Tandem”) to (i) fund an additional $55 million, which proceeds were used to repay a portion of Tandem’s existing senior and mortgage debt tranches; (ii) extend its maturity to October 2018; and (iii) extend the prepayment penalty period to January 2017. The mezzanine loan facility now totals $256 million and has an 11.5% blended coupon, or 11.9% blended yield-to-maturity.

In May 2015, we provided a £27 million ($42 million) loan to fund Maria Mallaband Care Group’s (“Maria Mallaband”) acquisition of two care homes in the U.K. In July 2015, the loan was converted into fee ownership of the real estate at an equal value and the properties are triple-net leased to Maria Mallaband for an initial term of 15 years.

Financing Activities

In January 2015, we issued $600 million of 3.40% senior unsecured notes due 2025. The notes were priced at 99.185% of the principal amount with a yield-to-maturity of 3.497%. Net proceeds were used to repay the entire $105 million U.S. dollar amount outstanding on our revolving credit facility at closing and $200 million of 6.00% senior unsecured notes that matured on March 1, 2015. We used the remaining proceeds to repay $200 million of 7.07% senior unsecured notes maturing in June 2015 and for general corporate purposes.

In January 2015, to economically hedge a portion of our foreign currency risk from the HC-One Facility, we completed a £220 million four-year unsecured term loan that accrues interest at GBP LIBOR plus 0.975%, subject to adjustments based on our credit ratings. Concurrently, we entered into a three-year interest rate swap agreement that fixes the rate of the term loan at 1.79%, and a foreign currency swap agreement that fixes the GBP/USD exchange rate at 1.5149 on interest income from the HC-One Facility in excess of interest payments on the term loan. Proceeds from this term loan repaid £220 million of the GBP balance drawn on our revolving credit facility that were used to fund our HC-One Facility in November 2014.

In May 2015, we issued $750 million of 4.00% senior unsecured notes due 2025. The notes were priced at 99.126% of the principal amount with a yield-to-maturity of 4.107%. Net proceeds were used to fund a portion of our investment transactions completed to date.

In June 2015, we established an at-the-market equity offering program (“ATM Program”), in connection with the renewal of our Shelf Registration Statement. Under this program, we may sell shares of our common stock from time to time having an aggregate gross sales price of up to $750 million through a consortium of banks acting as sales agents or directly to the banks acting as principals. As of August 4, 2015, no common stock has been issued under this program.

Dividends

On July 30, 2015, we announced that our Board declared a quarterly common stock cash dividend of $0.565 per share. The common stock dividend will be paid on August 25, 2015 to stockholders of record as of the close of business on August 10, 2015.

Results of Operations

We evaluate our business and allocate resources among our business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the senior housing, post-acute/skilled nursing, life science and hospital segments, we primarily invest, through acquisition and development, in single operator or tenant properties and debt issued by operators in these sectors. Under the medical office segment, we invest, through acquisition and development, in single or multi-tenant MOBs, which generally require a greater level of property management.

Non-GAAP Financial Measures

Net Operating Income (“NOI”)

NOI and adjusted NOI are non-GAAP supplemental financial measures used to evaluate the operating performance of real estate. NOI is defined as rental and related revenues, including tenant recoveries, resident fees and services, and income from direct financing leases (“DFLs”), less property level operating expenses; NOI excludes all other financial statement amounts included in net income (loss) as presented in Note 14 to the Consolidated Financial Statements. Management believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL accretion, amortization of market lease intangibles and lease termination fees. Adjusted NOI is oftentimes referred to as “cash NOI.” We use NOI and adjusted NOI to make decisions about resource allocations, to assess and compare property level performance, and evaluate our same property portfolio (“SPP”). We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect various excluded items. Further, our definition of NOI may not be comparable to the definition used by other REITs or real estate companies, as they may use different methodologies for calculating NOI.  NOI and adjusted NOI are non-GAAP supplemental financial measures; for a reconciliation of net income (loss) to NOI and adjusted NOI and other relevant disclosure, refer to Note 14 to the Consolidated Financial Statements.

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

FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) is net income (loss) applicable to common shares (computed in accordance with GAAP), excluding gains or losses from sales of property, impairments of, or related to, depreciable real estate, plus real estate and DFL depreciation and amortization, and after adjustments for joint ventures. Adjustments for joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income (loss). We compute FFO in accordance with the current NAREIT definition; however, other REITs may report FFO differently or have a different interpretation of the current NAREIT definition from ours.

In addition, we present FFO before the impact of severance-related charges, litigation settlement charges, preferred stock redemption charges, impairments (recoveries) of non-depreciable assets, foreign currency remeasurement losses (gains) and transaction-related items (defined below) (“FFO as adjusted”). Transaction-related items include acquisition and pursuit costs (e.g., due diligence and closing) and gains/charges incurred as a result of mergers and acquisitions and lease amendment or termination activities. Management believes that FFO as adjusted provides a meaningful supplemental measurement of our FFO run-rate. This measure is a modification of the NAREIT definition of FFO and should not be used as an alternative to net income (loss) (determined in accordance with GAAP) or NAREIT FFO. FFO and FFO as adjusted are non-GAAP supplemental financial measures; for a reconciliation of net income (loss) to FFO and FFO as adjusted and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.

Funds Available for Distribution (“FAD”)

FAD is defined as FFO as adjusted after excluding the impact of the following: (i) amortization of acquired market lease intangibles, net; (ii) amortization of deferred compensation expense; (iii) amortization of deferred financing costs, net; (iv) straight-line rents; (v) accretion and depreciation related to DFLs and lease incentive amortization (reduction of straight-line rents); and (vi) deferred revenues, excluding amounts amortized into rental income that are associated with tenant funded improvements owned/recognized by us and up-front cash payments made by tenants to reduce their contractual rents. Also, FAD is: (i) computed after deducting recurring capital expenditures, including leasing costs and second generation tenant and capital improvements; and (ii) includes lease restructure payments and adjustments to compute our share of FAD from our unconsolidated joint ventures and those related to CCRC non-refundable entrance fees. Other REITs or real estate companies may use different methodologies for calculating FAD, and accordingly, our FAD may not be comparable to those reported by other REITs. Although our FAD computation may not be comparable to that of other

REITs, management believes FAD provides a meaningful supplemental measure of our performance and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. FAD does not represent cash generated from operating activities determined in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income (loss) determined in accordance with GAAP. FAD is a non-GAAP supplemental financial measure; for a reconciliation of net income (loss) to FAD, as defined, and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

On June 30, 2015  (the “Closing Date”), we completed the RIDEA III acquisition for 35 senior housing properties (see Note 4 to the Consolidated Financial Statements). We report the resident level fees and services revenues and corresponding operating expenses in our consolidated financial statements from the Closing Date. For periods subsequent to the Closing Date, we expect increases in resident fees and services revenue and operating expenses.

Overview(1)

Results for the three months ended June 30, 2015 and 2014 (dollars in thousands except per share data) follow:

	Three Months Ended		Three Months Ended		Per
	June 30, 2015		June 30, 2014		Share
	Amount	Per Share	Amount	Per Share	Change
FFO	$301,934	$0.65	$336,457	$0.73	$(0.08)
FFO as adjusted	365,046	0.79	343,863	0.75	0.04
FAD	318,614	0.69	288,635	0.63	0.06
Net income applicable to common shares	164,515	0.36	218,396	0.48	(0.12)

________________________________________

(1)  For the reconciliations, see “Non-GAAP Financial Measures Reconciliations” section below.

FFO as adjusted and FAD increased $0.04 and $0.06 per share, respectively, primarily as a result of our 2014 and 2015 acquisitions and incremental interest income from the repayment of a development loan resulting from our share in the appreciation of the underlying real estate asset.

FFO and earnings per share (“EPS”)  decreased $0.08 and $0.12 per share, respectively, primarily as a result of: (i) $42 million of impairments related to our investment in Four Seasons senior unsecured notes (“Four Seasons Notes”),  (ii) transaction-related items of $24 million and (iii) a  severance-related charge of $7 million. The decreases were partially offset by the aforementioned events impacting FFO as adjusted and FAD and foreign currency remeasurement gains of $10 million.

Segment NOI and Adjusted NOI

The tables below provide selected operating information for our SPP and total property portfolio for each of our business segments. Our consolidated SPP consists of 1,010 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2014 and that remained in operations under a consistent reporting structure through June 30, 2015. Our consolidated total property portfolio represents 1,184 and 1,104 properties at June 30, 2015 and 2014, respectively, and excludes properties that were sold.

Results as of and for the three months ended June 30, 2015 and 2014 (dollars and square feet in thousands except per capacity data) follows:

Senior Housing

	SPP			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Rental revenues(1)	$125,962	$124,514	$1,448	$123,910	$151,904	$(27,994)
Resident fees and services	39,800	37,930	1,870	106,838	37,939	68,899
Total segment revenues	165,762	162,444	3,318	230,748	189,843	40,905
Operating expenses	(24,910)	(24,304)	(606)	(76,514)	(24,823)	(51,691)
NOI	140,852	138,140	2,712	154,234	165,020	(10,786)
Straight-line rents	(3,709)	(7,738)	4,029	(4,223)	(9,288)	5,065
DFL accretion	(2,532)	(2,108)	(424)	(2,532)	(2,109)	(423)
Amortization of above and below market lease intangibles, net	(153)	(153)	—	(153)	(147)	(6)
Lease termination fees	—	—	—	8,146	—	8,146
Adjusted NOI	$134,458	$128,141	$6,317	$155,472	$153,476	$1,996
Adjusted NOI % change			4.9%
Property count(2)	380	380		506	466
Average capacity (units)(3)	38,065	38,113		45,651	45,743
Average annual rent per unit(4)	$14,174	$13,491		$13,734	$13,501

(1)	Represents rental and related revenues and income from DFLs.
(2)

From our past presentation of SPP for the three months ended June 30, 2014, we removed nine senior housing properties from SPP that were sold and 53 senior housing properties that were contributed to partnerships under a RIDEA structure, primarily as part of the 2014 Brookdale Transaction, and no longer meet our criteria for SPP as of the date of contribution.

(3)	Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.
(4)	Average annual rent per unit for RIDEA properties is based on NOI.

SPP Adjusted NOI. SPP adjusted NOI improved as a result of annual rent increases and improved performance from RIDEA properties.

Total Portfolio NOI. Our total portfolio NOI decreased primarily as a result of an $8 million net termination fee related to our RIDEA III acquisition (see Note 4 to the Consolidated Financial Statements),  contributing three assets into the CCRC JV in August 2014 and the sale of nine assets in January 2015 and May 2015 as part of the 2014 Brookdale Transaction (see Notes 3 and 5 to the Consolidated Financial Statements), partially offset by the impact from our SPP and senior housing acquisitions in 2014 and 2015.

Post-Acute/Skilled Nursing

	SPP			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Rental revenues(1)	$127,561	$138,197	$(10,636)	$130,895	$138,548	$(7,653)
Operating expenses	(85)	(75)	(10)	(538)	(533)	(5)
NOI	127,476	138,122	(10,646)	130,357	138,015	(7,658)
Straight-line rents	(5)	(218)	213	(410)	(218)	(192)
DFL accretion	(18,678)	(15,664)	(3,014)	(18,678)	(15,704)	(2,974)
Amortization of above and below market lease intangibles, net	11	11	—	11	12	(1)
Adjusted NOI	$108,804	$122,251	$(13,447)	$111,280	$122,105	$(10,825)
Adjusted NOI % change			(11.0)%
Property count(2)	301	301		322	302
Average capacity (beds)(3)	38,149	38,319		39,283	38,504
Average annual rent per bed	$11,416	$12,768		$11,385	$12,739

(1)	Represents rental and related revenues and income from DFLs.
(2)	From our past presentation of SPP for the three months ended June 30, 2014, we removed a post-acute/skilled nursing property from SPP that was sold.
(3)	Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.

NOI and Adjusted NOI.  SPP and total portfolio NOI and adjusted NOI decreased primarily as a result of the HCRMC Lease Amendment. See “2015 Transaction Overview” above for further discussion on developments with HCRMC.

Life Science

	SPP			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Rental and related revenues	$66,512	$63,554	$2,958	$70,603	$65,330	$5,273
Tenant recoveries	13,600	11,811	1,789	14,806	12,211	2,595
Total segment revenues	80,112	75,365	4,747	85,409	77,541	7,868
Operating expenses	(14,790)	(13,865)	(925)	(17,234)	(15,449)	(1,785)
NOI	65,322	61,500	3,822	68,175	62,092	6,083
Straight-line rents	(2,465)	(2,541)	76	(2,849)	(2,781)	(68)
Amortization of above and below market lease intangibles, net	104	28	76	104	28	76
Adjusted NOI	$62,961	$58,987	$3,974	$65,430	$59,339	$6,091
Adjusted NOI % change			6.7%
Property count(1)	108	108		112	112
Average occupancy	97.3%	92.4%		97.1%	92.4%
Average occupied square feet	6,787	6,435		7,167	6,565
Average annual total segment revenues per occupied square foot	$46	$45		$46	$46
Average annual base rent per occupied square foot	$38	$38		$38	$38

(1)

From our past presentation of SPP for the three months ended June 30, 2014, we removed a life science facility from SPP that was placed into land held for development, which no longer meets our criteria for SPP as of the date placed into development.

SPP NOI and Adjusted NOI.  SPP NOI and adjusted NOI increased primarily as a result of increased occupancy. Additionally, SPP adjusted NOI increased as a result of annual rent escalations.

Total Portfolio NOI and Adjusted NOI.  In addition to the impact of our SPP, our total portfolio NOI and adjusted NOI increased primarily as a result of the impact of our life science development projects placed into service during 2014 and a  life science acquisition in 2014.

During the three months ended June 30, 2015,  325,000 square feet of new and renewal leases commenced at an average annual base rent of $30.69 per square foot compared to 174,000 square feet of expiring leases with an average annual base rent of $38.09 per square foot.

Medical Office

	SPP			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Rental and related revenues	$75,673	$75,216	$457	$86,654	$77,238	$9,416
Tenant recoveries	14,071	13,894	177	15,931	14,303	1,628
Total segment revenues	89,744	89,110	634	102,585	91,541	11,044
Operating expenses	(34,776)	(34,391)	(385)	(40,785)	(37,165)	(3,620)
NOI	54,968	54,719	249	61,800	54,376	7,424
Straight-line rents	(402)	(584)	182	(1,288)	(648)	(640)
Amortization of above and below market lease intangibles, net	296	253	43	122	275	(153)
Lease termination fees	(4)	(184)	180	(4)	(233)	229
Adjusted NOI	$54,858	$54,204	$654	$60,630	$53,770	$6,860
Adjusted NOI % change			1.2%
Property count	205	205		228	208
Average occupancy	89.9%	91.3%		89.9%	90.8%
Average occupied square feet	12,560	12,749		14,713	12,931
Average annual total segment revenues per occupied square foot	$28	$28		$27	$28
Average annual base rent per occupied square foot	$24	$23		$23	$24

Total Portfolio NOI and Adjusted NOI.  Our total portfolio NOI and adjusted NOI increased primarily as a result of the impact of our MOB acquisitions in 2014 and 2015.

During the three months ended June 30, 2015,  740,000 square feet of new and renewal leases commenced at an average annual base rent of $24.06 per square foot compared to 809,000 square feet of expiring and terminated leases with an average annual base rent of $24.00 per square foot. During the three months ended June 30, 2015, we acquired 1.9 million square feet with an average annual base rent of $16.02 per square foot,  including 1.2 million square feet with a triple net annual base rent of $10.74 per square foot.

Hospital

	SPP			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Rental revenues(1)	$20,841	$20,659	$182	$20,853	$20,671	$182
Tenant recoveries	638	596	42	639	596	43
Total segment revenues	21,479	21,255	224	21,492	21,267	225
Operating expenses	(1,271)	(895)	(376)	(1,271)	(897)	(374)
NOI	20,208	20,360	(152)	20,221	20,370	(149)
Straight-line rents	568	448	120	568	448	120
Amortization of above and below market lease intangibles, net	(342)	(342)	—	(342)	(343)	1
Adjusted NOI	$20,434	$20,466	$(32)	$20,447	$20,475	$(28)
Adjusted NOI % change			(0.2)%
Property count	16	16		16	16
Average capacity (beds)(2)	2,221	2,221		2,221	2,221
Average annual rent per bed	$39,090	$38,471		$39,114	$38,491

(1)	Represents rental and related revenues and income from DFLs.
(2)

Represents capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

NOI and Adjusted NOI.  SPP and total portfolio NOI and adjusted NOI decreased primarily as a result of increased operating expenses.

Other Income and Expense Items

Interest income

Interest income increased $19 million to $36 million for the three months ended June 30, 2015. The increase was primarily the result of: (i) incremental interest income from the repayment of a development loan resulting from the appreciation of the underlying real estate asset,  (ii) our HC-One  Facility funded in November 2014 and February 2015 (see Note 7 to the Consolidated Financial Statements), and (iii) additional fundings under our mezzanine loan facility with Tandem in May 2015 (see Note 7 to the Consolidated Financial Statements).

Interest expense

Interest expense increased $12 million to $119 million for the three months ended June 30, 2015. The increase was primarily the result of: (i) our senior unsecured notes offerings during 2014 and 2015,  (ii) increased borrowings from our term loan originated in 2015 and (iii) increased borrowings under our line of credit facility. The increases in interest expense were partially offset by repayments of senior unsecured notes and mortgage debt that matured during 2014 and 2015. The increased borrowings were used to fund our investment activities and to refinance our debt maturities.

Our exposure to expense fluctuations related to our variable rate indebtedness is substantially mitigated by our interest rate swap contracts. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of June 30, (1)
	2015	2014
Balance:
Fixed rate	$10,129,635	$8,309,884
Variable rate	1,022,324	318,500
Total	$11,151,959	$8,628,384
Percent of total debt:
Fixed rate	90.8%	96.3%
Variable rate	9.2%	3.7%
Total	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate	4.70%	5.15%
Variable rate	1.53%	1.40%
Total	4.41%	5.01%

(1)

At  June 30, 2015,  excludes $95 million of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities and demand notes that have no scheduled maturities. At  June 30, 2014, excludes $73 million of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities. At June 30, 2015 and 2014, $71 million and $72 million, respectively, of variable-rate mortgages and £357 million and £137 million ($562 million and $234 million), respectively, of term loans are presented as fixed-rate debt as the interest payments were swapped from variable to fixed (see Note 21 to the Consolidated Financial Statements).

Depreciation and amortization expense

Depreciation and amortization expense increased $7 million to $120 million for the three months ended June 30, 2015. The increase was primarily the result of the impact of our acquisitions and redevelopment projects placed in service during 2014 and 2015. The increases in depreciation and amortization expense were partially offset by additional depreciation expense recognized in the second quarter of 2014 as a result of a change in estimate of the depreciable life and residual value of certain properties.

General and administrative expenses

General and administrative expenses increased $7 million to $29 million for the three months ended June 30, 2015. The increase was primarily the result of a $7 million severance-related charge resulting from the resignation of our former Executive Vice President and Chief Investment Officer in June 2015.

Acquisition and pursuit costs

Acquisition and pursuit costs increased $11 million to $18 million for the three months ended June 30, 2015. The increase was primarily due to higher levels of transactional activity in 2015. Acquisition and pursuit costs were previously included in general and administrative expenses.

Impairments

During the three months ended June 30, 2015, we recognized impairment charges of $45 million primarily related to our investment in Four Seasons Notes (see Note 15 to the Consolidated Financial Statements).

Other income, net

Other income, net increased $10 million to $11 million for the three months ended June 30, 2015. The increase was primarily the result of the impact from remeasuring assets and liabilities denominated in British pound sterling (“GBP”) into U.S. dollars.

Income tax benefit (expense)

Income taxes decreased $6 million to a benefit of $5 million for the three months ended June 30, 2015. The decrease was primarily the result of the tax benefit related to our share of losses from our RIDEA joint ventures formed as part of the 2014 Brookdale Transaction and related to our U.K. real estate investments in 2015.

Equity income from unconsolidated joint ventures

Equity income from unconsolidated joint ventures decreased $3 million to $12 million for the three months ended June 30, 2015.  The decrease was primarily the result of our share of losses recognized from the CCRC JV.

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

Overview(1)

Results for the six months ended June 30, 2015 and 2014 (dollars in thousands except per share data) follow:

	Six Months Ended		Six Months Ended		Per
	June 30, 2015		June 30, 2014		Share
	Amount	Per Share	Amount	Per Share	Change
FFO	$184,428	$0.40	$679,596	$1.48	$(1.08)
FFO as adjusted	729,394	1.57	687,497	1.50	0.07
FAD	638,308	1.38	576,151	1.26	0.12
Net (loss) income applicable to common shares	(76,433)	(0.17)	476,444	1.04	(1.21)

________________________________________

(1) For the reconciliations, see “Non-GAAP Financial Measures Reconciliations” section below.

FFO as adjusted and FAD increased $0.07 and $0.12 per share, respectively, primarily as a result of increased NOI from our SPP, 2014 and 2015 acquisitions and incremental interest income from the repayments of two development loans resulting from our share in the appreciation of the underlying real estate assets.

FFO and EPS decreased $1.08 and $1.21 per share, respectively, primarily as a result of: (i) a $478 million impairment related to our DFL investments with HCRMC, (ii) a $42 million impairment related to our investment in Four Seasons Notes,  (iii) transaction-related items of $24 million and (iv)  a severance-related charge of $7 million. The decreases were partially offset by the aforementioned events impacting FFO as adjusted and FAD and foreign currency remeasurement gains of $10 million.

Segment NOI and Adjusted NOI

The tables below provide selected operating information for our SPP and total property portfolio for each of our business segments. Our consolidated SPP consists of 1,009 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2014 and that remained in operations under a consistent reporting structure through June 30, 2015.

Results as of and for the six months ended June 30, 2015 and 2014 (dollars and square feet in thousands except per capacity data) follows:

Senior Housing

	SPP			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Rental revenues(1)	$249,596	$248,571	$1,025	$251,292	$301,989	$(50,697)
Resident fees and services	79,069	75,978	3,091	211,851	75,992	135,859
Total segment revenues	328,665	324,549	4,116	463,143	377,981	85,162
Operating expenses	(49,254)	(48,332)	(922)	(152,024)	(49,371)	(102,653)
NOI	279,411	276,217	3,194	311,119	328,610	(17,491)
Straight-line rents	(8,330)	(16,771)	8,441	(9,262)	(19,813)	10,551
DFL accretion	(4,855)	(4,652)	(203)	(4,855)	(4,652)	(203)
Amortization of above and below market lease intangibles, net	(307)	(307)	—	(307)	(294)	(13)
Lease termination fees	—	—	—	9,249	—	9,249
Adjusted NOI	$265,919	$254,487	$11,432	$305,944	$303,851	$2,093
Adjusted NOI % change			4.5%
Property count(2)	380	380		506	466
Average capacity (units)(3)	38,065	38,113		45,274	45,597
Average annual rent per unit(4)	$14,014	$13,396		$13,610	$13,408

________________________________________

(1)Represents rental and related revenues and income from DFLs.

(2)From our past presentation of SPP for the six months ended June 30, 2014, we removed nine senior housing properties from SPP that were sold and 53 senior housing properties that were contributed to partnerships under a RIDEA structure, primarily as part of the 2014 Brookdale Transaction, and no longer meet our criteria for SPP as of the date of contribution.

(3)Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.

(4)Average annual rent per unit for RIDEA properties is based on NOI.

SPP Adjusted NOI. SPP adjusted NOI improved as a result of annual rent increases and improved performance from RIDEA properties.

Total Portfolio NOI.  Our total portfolio NOI decreased primarily as a result of an $8 million net termination fee related to our RIDEA III acquisition (see Note 4 to the Consolidated Financial Statements), contributing three assets into the CCRC JV in August 2014 and the sale of nine assets in January 2015 and May 2015 as part of the 2014 Brookdale Transaction (see Notes  3 and 5 to the Consolidated Financial Statements), partially offset by the impact from our SPP and senior housing acquisitions in 2014 and 2015.

Post-Acute/Skilled Nursing

	SPP			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Rental revenues(1)	$267,699	$275,323	$(7,624)	$271,471	$276,328	$(4,857)
Operating expenses	(165)	(148)	(17)	(1,071)	(1,065)	(6)
NOI	267,534	275,175	(7,641)	270,400	275,263	(4,863)
Straight-line rents	(86)	(500)	414	(523)	(499)	(24)
DFL accretion	(36,658)	(34,496)	(2,162)	(36,659)	(34,583)	(2,076)
Amortization of above and below market lease intangibles, net	23	23	—	22	23	(1)
Adjusted NOI	$230,813	$240,202	$(9,389)	$233,240	$240,204	$(6,964)
Adjusted NOI % change			(3.9)%
Property count(2)	301	301		322	302
Average capacity (beds)(3)	38,149	38,319		38,719	38,504
Average annual rent per bed	$12,108	$12,543		$12,102	$12,531

________________________________________

(1)Represents rental and related revenues and income from DFLs.

(2)From our past presentation of SPP for the six months ended June 30, 2014, we removed a post-acute/skilled nursing property from SPP that was sold.

(3)Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.

NOI and Adjusted NOI.  SPP and total portfolio NOI and adjusted NOI decreased primarily as a result of the HCRMC Lease Amendment. See “2015 Transaction Overview” above for further discussion of developments with HCRMC.

Life Science

	SPP			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Rental and related revenues	$130,765	$125,700	$5,065	$140,107	$130,111	$9,996
Tenant recoveries	26,249	22,632	3,617	28,853	23,552	5,301
Total revenues	157,014	148,332	8,682	168,960	153,663	15,297
Operating expenses	(28,635)	(26,303)	(2,332)	(33,933)	(29,610)	(4,323)
NOI	128,379	122,029	6,350	135,027	124,053	10,974
Straight-line rents	(5,084)	(4,833)	(251)	(6,008)	(5,361)	(647)
Amortization of above and below market lease intangibles, net	124	(5)	129	188	46	142
Lease termination fees	—	(570)	570	—	(570)	570
Adjusted NOI	$123,419	$116,621	$6,798	$129,207	$118,168	$11,039
Adjusted NOI % change			5.8%
Property count(1)	107	107		112	112
Average occupancy	96.4%	91.5%		96.3%	91.8%
Average occupied square feet	6,676	6,331		7,107	6,488
Average annual total revenues per occupied square foot(1)	$46	$45		$46	$46
Average annual base rent per occupied square foot	$38	$38		$38	$38

________________________________________

(1)From our past presentation of SPP for the six months ended June 30, 2014, we removed a life science facility from SPP that was placed into land held for development, which no longer meets our criteria for SPP as of the date placed into development.

SPP NOI and Adjusted NOI.  SPP NOI and adjusted NOI increased primarily as a result of increased occupancy. Additionally, SPP adjusted NOI increased as a result of annual rent escalations.

Total Portfolio NOI and Adjusted NOI.  In addition to the impact of our SPP, our total portfolio NOI and adjusted NOI increased primarily as a result of the impact of our life science development projects placed into service during 2014 and a  life science acquisition in 2014.

During the six months ended June 30, 2015, 540,000 square feet of new and renewal leases commenced at an average annual base rent of $33.30 per square foot compared to 293,000 square feet of expiring leases with an average annual base rent of $34.40 per square foot.

Medical Office

	SPP			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Rental and related revenues	$151,123	$150,266	$857	$169,772	$153,004	$16,768
Tenant recoveries	27,574	27,315	259	31,118	27,799	3,319
Total revenues	178,697	177,581	1,116	200,890	180,803	20,087
Operating expenses	(68,464)	(67,889)	(575)	(79,037)	(72,681)	(6,356)
NOI	110,233	109,692	541	121,853	108,122	13,731
Straight-line rents	(1,558)	(1,582)	24	(3,117)	(1,649)	(1,468)
Amortization of above and below market lease intangibles, net	461	524	(63)	145	567	(422)
Lease termination fees	(64)	(192)	128	(64)	(241)	177
Adjusted NOI	$109,072	$108,442	$630	$118,817	$106,799	$12,018
Adjusted NOI % change			0.6%
Property count	205	205		228	208
Average occupancy	90.2%	91.4%		90.1%	90.9%
Average occupied square feet	12,601	12,756		14,231	12,896
Average annual total revenues per occupied square foot	$28	$28		$28	$28
Average annual base rent per occupied square foot	$24	$23		$23	$23

Total Portfolio NOI and Adjusted NOI.  Our total portfolio NOI and adjusted NOI increased primarily as a result of the impact of our MOB acquisitions in 2014 and 2015.

During the six months ended June 30, 2015, 1.1 million square feet of new and renewal leases commenced at an average annual base rent of $24.69 per square foot compared to 1.3 million square feet of expiring and terminated leases with an average annual base rent of $25.01 per square foot. During the six months ended June 30, 2015, we acquired 1.9 million square feet with an average annual base rent of $16.02 per square foot,  including 1.2 million square feet with a triple net annual base rent of $10.74 per square foot.

Hospital

	SPP			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Rental revenues(1)	$42,408	$41,594	$814	$42,433	$41,619	$814
Tenant recoveries	1,300	1,193	107	1,301	1,193	108
Total segment revenues	43,708	42,787	921	43,734	42,812	922
Operating expenses	(2,308)	(1,842)	(466)	(2,308)	(1,847)	(461)
NOI	41,400	40,945	455	41,426	40,965	461
Straight-line rents	1,162	857	305	1,162	856	306
Amortization of above and below market lease intangibles, net	(685)	(685)	—	(684)	(685)	1
Adjusted NOI	$41,877	$41,117	$760	$41,904	$41,136	$768
Adjusted NOI % change			1.8%
Property count	16	16		16	16
Average capacity (beds)(2)	2,221	2,221		2,221	2,221
Average annual rent per bed	$39,788	$38,684		$39,813	$38,706

________________________________________

(1)Represents rental and related revenues and income from DFLs.

(2)Represents capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

NOI and Adjusted NOI.  SPP and total portfolio NOI and adjusted NOI increased primarily as a result of additional rents earned in 2015 due to exceeding pre-established thresholds and annual rent escalations, partially offset by increased operating expenses.

Other Income and Expense Items

Interest income

Interest income increased $36 million to $69 million for the six months ended June 30, 2015. The increase was primarily the result of fundings through our HC-One Facility in November 2014 and February 2015 (see Note 7 to the Consolidated Financial Statements) and incremental interest income from the repayments of two development loans resulting from the appreciation of the underlying real estate assets.

Interest expense

Interest expense increased $22 million to $235 million for the six months ended June 30, 2015. The increase was primarily the result of: (i) our senior unsecured notes offerings during 2014 and 2015, (ii) increased borrowings from our term loan originated in 2015, (iii) increased borrowings under our line of credit facility and (iv) lower capitalized interest. The increases in interest expense were partially offset by repayments of senior unsecured notes and mortgage debt that matured during 2014 and 2015. The increased borrowings were used to fund our investment activities and to refinance our debt maturities

Our exposure to expense fluctuations related to our variable rate indebtedness is substantially mitigated by our interest rate swap contracts. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.

Depreciation and amortization expense

Depreciation and amortization expense increased $14 million to $235 million for the six months ended June 30, 2015. The increase was primarily the result of the impact of our acquisitions and redevelopment projects placed in service during 2014 and 2015. The increases in depreciation and amortization expense were partially offset by additional depreciation expense recognized in the first half of 2014 as a result of a change in estimate of the depreciable life and residual value of certain properties.

General and administrative expenses

General and administrative expenses increased $11 million to $54 million for the six months ended June 30, 2015. The increase was primarily the result of a $7 million severance-related charge resulting from the resignation of our former Executive Vice President and Chief Investment Officer in June 2015.  In addition, the increase was the result of higher compensation expenses.

Acquisition and pursuit costs

Acquisition and pursuit costs increased $14 million to $22 million for the six months ended June 30, 2015. The increase was primarily due to higher levels of transactional activity in 2015. Acquisition and pursuit costs were previously included in general and administrative expenses.

Impairments

During the six months ended June 30, 2015, we recognized the following impairment charges: (i) $478 million related to our DFL investments with HCRMC, (ii) $42 million related to our investment in Four Seasons Notes and (iii) $3 million related to a MOB. See Notes 6 and 15 to the Consolidated Financial Statements.

Other income, net

Other income, net increased $10 million to $13 million for the six months ended June 30, 2015. The increase was primarily the result of the impact from remeasuring assets and liabilities denominated in GBP into U.S. dollars.

Income tax benefit (expense)

Income taxes decreased $7 million to a benefit of $5 million for the six months ended June 30, 2015. The decrease was primarily the result of the tax benefit related to our share of operating losses from our RIDEA joint ventures formed as part of the 2014 Brookdale Transaction and related to our U.K. real estate investments in 2015.

Equity income from unconsolidated joint ventures

Equity income from unconsolidated joint ventures decreased $4 million to $26 million for the six months ended June 30, 2015. The decrease was primarily the result of our share of losses recognized from the CCRC JV.

Gain on sales of real estate

During the six months ended June 30, 2015, we sold nine senior housing facilities and recognized gains of $6 million. During the six months ended June 30, 2014, we sold two post-acute/skilled nursing facilities and a hospital and recognized gains of $28 million.

Liquidity and Capital Resources

We anticipate: (i) funding recurring operating expenses, (ii) meeting debt service requirements including principal payments and maturities for the remainder of 2015, and (iii) satisfying our distributions to our stockholders and non-controlling interest members,  for the next 12 months primarily by using cash flow from operations, available cash balances and cash from our various financing activities.

Our principal investing needs for the next 12 months are to:

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

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, as noted below, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our credit ratings. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. As of July 30, 2015, we had a credit rating of BBB+ from Fitch, Baa1 from Moody’s and BBB+ from S&P on our senior unsecured debt securities.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $116 million and $184 million at June 30, 2015 and December 31, 2014, respectively, representing a decrease of $68 million. The following table sets forth changes in cash flows (in thousands):

	Six Months Ended June 30,
	2015	2014	Change
Net cash provided by operating activities	$593,986	$607,705	$(13,719)
Net cash used in investing activities	(1,645,068)	(385,198)	(1,259,870)
Net cash provided by (used in) financing activities	983,042	(468,998)	1,452,040

The decrease in operating cash flow is the result of a net paydown of working capital. Our cash flow from operations is dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

The following are significant investing and financing activities for the six months ended June 30, 2015:

•	made investments of $1.7 billion (development and acquisition of real estate, and investments in unconsolidated joint ventures and loans);
•	paid dividends on common stock of $522 million, which were generally funded by cash provided by our operating activities and cash on hand; and
•

raised proceeds of $2.0 billion primarily from issuances of senior unsecured notes, the term loan originated in January 2015 and our net borrowings under our bank line of credit, and issuances of common stock; and repaid $420 million of senior unsecured notes and mortgage debt.

Debt

Bank Line of Credit and Term Loan

Our $2.0 billion unsecured revolving line of credit facility (the “Facility”) matures on March 31, 2018 and contains a one-year extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends upon our credit ratings. We pay a facility fee on the entire revolving commitment that depends on our credit ratings. Based on our credit ratings at July  31, 2015, the margin on the Facility was 0.925%, and the facility fee was 0.15%. The Facility also includes a feature that will allow us to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At June 30, 2015,  we had $1.0 billion, including £269 million ($422 million), outstanding under the Facility with a weighted average effective interest rate of 1.53%.

On January 12, 2015, we entered into a credit agreement with a syndicate of banks for a £220 million  ($346 million at June 30, 2015)  four-year unsecured term loan (the “2015 Term Loan”) that accrues interest at a rate of GBP LIBOR plus 0.975%, subject to adjustments based on our credit ratings. Proceeds from this term loan were used to repay a  £220 million draw on the Facility that partially funded the November 2014 HC-One Facility (see Note 7 to the Consolidated Financial Statements). Concurrently, we entered into a three-year interest rate swap agreement that effectively fixes the interest rate of the 2015 Term Loan at 1.79% (see Note 21 to the Consolidated Financial Statements). The 2015 Term Loan contains a one-year committed extension option.

The Facility and term loans contain certain financial restrictions and other customary requirements,  including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value

to 60% and (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times. The Facility and term loans also require a Minimum Consolidated Tangible Net Worth of $9.5 billion at June 30, 2015. At June 30, 2015, we were in compliance with each of these restrictions and requirements.

Senior Unsecured Notes

At June 30, 2015, we had senior unsecured notes outstanding with an aggregate principal balance of $8.6 billion. Interest rates on the notes ranged from 2.79% to 6.88%  with a weighted average effective interest rate of 4.71% and a weighted average maturity of six years at June 30, 2015. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. We believe we were in compliance with these covenants at June 30, 2015.

Mortgage Debt

At June 30, 2015, we had $967 million in aggregate principal amount of mortgage debt outstanding, which is secured by 68 healthcare facilities (including redevelopment properties) with a carrying value of $1.3 billion. At  June 30, 2015, interest rates on the mortgage debt ranged from 3.19% to 8.35% with a weighted average effective interest rate of 6.22% and a weighted average maturity of three years.

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

Equity

At June 30, 2015, we had 462 million shares of common stock outstanding. At June 30, 2015, equity totaled $10.5 billion and our equity securities had a market value of $17.1 billion.

At June 30, 2015, non-managing members held an aggregate of 4 million units in five limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

At-The-Market Program

In June 2015, we established an at-the-market equity offering program (“ATM Program”), in connection with the renewal of our Shelf Registration Statement. Under this program, we may sell shares of our common stock from time to time having an aggregate gross sales price of up to $750 million through a consortium of banks acting as sales agents or directly to the banks acting as principals. As of August 4, 2015, no common stock has been issued under our ATM Program.  Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under our program.

Shelf Registration

We filed a prospectus with the U.S. Securities and Exchange Commission (the “SEC”) as part of a registration statement on Form S-3ASR, using a shelf registration process, which expires in June 2018. Under the “shelf” process, we may sell any combination of the securities described in the prospectus through one or more offerings. The securities described in the prospectus include common stock, preferred stock, depositary shares, debt securities and warrants.

Capital Market Outlook

The capital markets have facilitated our continued growth, including our international expansion. For the 18 months ended June 30, 2015, we have raised $2.5 billion in senior unsecured notes, originated a £220 million ($333 million) four-year unsecured term loan and increased our Facility from $1.5 billion to $2.0 billion. The capital raised, in combination with available cash and borrowing capacity under our Facility, supported $2.1 billion and $1.9 billion of investments completed during the year ended December 31, 2014 and six months ended June 30, 2015, respectively. We believe our equity and debt investors, as well as our banking relationships, will provide additional capital as we pursue new investment opportunities.

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at June 30, 2015 (in thousands):

		2015			More than
	Total(1)	(Six months)	2016-2017	2018-2019	Five Years
Bank line of credit(2)	$1,022,324	$—	$—	$1,022,324	$—
Term loans(3)	561,525	—	215,487	346,038	—
Senior unsecured notes	8,600,000	—	1,650,000	1,050,000	5,900,000
Mortgage debt	968,110	22,172	874,113	8,655	63,170
Construction loan commitments(4)	2,853	2,853	—	—	—
Development commitments(5)	125,110	89,516	35,594	—	—
Ground and other operating leases	336,792	4,106	14,112	13,308	305,266
HCP Ventures IV support commitment	112,991	—	112,991	—	—
Interest(6)	2,865,163	237,797	834,180	553,992	1,239,194
Total	$14,594,868	$356,444	$3,736,477	$2,994,317	$7,507,630

(1)	Excludes $95 million of other debt that represents Life Care Bonds and Demand Notes that have no scheduled maturities.
(2)	Includes £269 million translated into U.S. dollars.
(3)	Represents £357 million translated into U.S. dollars.
(4)	Represents commitments to finance development projects and related working capital.
(5)	Represents construction and other commitments for developments in progress.
(6)	Interest on variable-rate debt is calculated using rates in effect at June 30, 2015.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures as described under Note 8 to the Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable (see Note 18 to the Consolidated Financial Statements). In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described above under “Contractual Obligations.”

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

Non-GAAP Financial Measures Reconciliations

Funds From Operations and Funds Available for Distribution

The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO, FFO as adjusted and FAD (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) applicable to common shares	$164,515	$218,396	$(76,433)	$476,444
Depreciation and amortization of real estate, in-place lease and other intangibles	120,403	113,133	234,925	220,521
Other depreciation and amortization	5,128	3,956	11,812	7,802
Impairments of real estate	2,948	—	2,948	—
Gain on sales of real estate	(61)	—	(6,325)	(28,010)
Equity income from unconsolidated joint ventures	(12,001)	(14,692)	(25,602)	(29,220)
FFO from unconsolidated joint ventures	23,943	17,151	48,792	34,112
Noncontrolling interests’ and participating securities’ share in earnings	3,233	3,883	6,678	9,458
Noncontrolling interests’ and participating securities’ share in FFO	(6,174)	(5,370)	(12,367)	(11,511)
FFO applicable to common shares	301,934	336,457	184,428	679,596
Distributions on dilutive convertible units	3,568	3,420	—	6,840
Diluted FFO applicable to common shares	$305,502	$339,877	$184,428	$686,436

Diluted FFO per common share	$0.65	$0.73	$0.40	$1.48

Weighted average shares used to calculate diluted FFO per common share	468,115	464,610	461,649	464,138

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income (loss) applicable to common shares	$0.36	$0.48	$(0.17)	$1.04
Depreciation and amortization of real estate, in-place lease and other intangibles	0.26	0.24	0.51	0.48
Other depreciation and amortization and impairment of real estate	0.01	0.01	0.03	0.02
Gain on sales of real estate	—	—	(0.01)	(0.06)
Joint venture and participating securities FFO adjustments	0.02	—	0.04	—
Diluted FFO applicable to common shares	$0.65	$0.73	$0.40	$1.48

Impact of adjustments to FFO:
Other impairments(1)	$41,887	$—	$520,351	$—
Transaction-related items	24,045	7,406	27,435	7,901
Severance-related charge(2)	6,713	—	6,713	—
Foreign currency remeasurement gains(3)	(9,533)	—	(9,533)	—
	$63,112	$7,406	$544,966	$7,901

FFO as adjusted applicable to common shares	$365,046	$343,863	$729,394	$687,497
Distributions on dilutive convertible units and other	3,474	3,405	6,793	6,825
Diluted FFO as adjusted applicable to common shares	$368,520	$347,268	$736,187	$694,322

Diluted FFO as adjusted per common share	$0.79	$0.75	$1.57	$1.50

Weighted average shares used to calculate diluted FFO as adjusted per common share	468,115	464,610	467,675	464,138

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
FFO as adjusted applicable to common shares	$365,046	$343,863	$729,394	$687,497
Amortization of market lease intangibles, net	(258)	(175)	(636)	(343)
Amortization of deferred compensation(4)	6,665	6,116	12,830	11,006
Amortization of deferred financing costs, net	4,974	4,509	9,726	9,474
Straight-line rents	(8,202)	(12,487)	(17,748)	(26,455)
DFL accretion(5)	(21,210)	(17,813)	(41,514)	(39,235)
Other depreciation and amortization	(5,128)	(3,956)	(11,812)	(7,802)
Deferred revenues – tenant improvement related	(647)	(735)	(1,391)	(1,217)
Deferred revenues – additional rents	545	365	387	702
Leasing costs and tenant and capital improvements	(16,127)	(15,053)	(27,667)	(27,458)
Lease restructure payments	5,166	—	10,301	—
Joint venture adjustments – CCRC entrance fees	7,469	—	13,662	—
Joint venture and other FAD adjustments(5)	(19,679)	(15,999)	(37,224)	(30,018)
FAD applicable to common shares	$318,614	$288,635	$638,308	$576,151
Distributions on dilutive convertible units	3,568	2,251	7,136	4,502
Diluted FAD applicable to common shares	$322,182	$290,886	$645,444	$580,653
Diluted FAD per common share	$0.69	$0.63	$1.38	$1.26
Weighted average shares used to calculate diluted FAD per common share	468,115	462,754	467,675	462,282

(1)

For the three months ended June 30, 2015, the other impairment charge is related to our Four Seasons Notes. For the six months ended June 30, 2015, other impairment charges include: (i) $42 million related to our Four Seasons Notes and (ii) $478 million related to our DFL investments with HCRMC.

(2)	The severance-related charge relates to the resignation of our former Executive Vice President and Chief Investment Officer.
(3)	Foreign currency remeasurement gains represent the non-cash impact from remeasuring assets and liabilities denominated in British pound sterling into U.S. dollars.
(4)

Excludes $3 million related to the acceleration of deferred compensation for restricted stock units and stock options that vested upon the resignation of HCP’s former Executive Vice President and Chief Investment Officer, which is included in the severance-related charge for the three and six months ended June 30, 2015.

(5)

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including the potential loss arising from adverse changes in  interest rates and foreign currency exchange rates, specifically the GBP.  We use derivative financial instruments in the normal course of business to mitigate interest rate and foreign currency risk. We do not use derivative financial instruments for speculative or trading purposes. Derivatives are recorded on the consolidated balance sheets at fair value (see Note 21 to the Consolidated Financial Statements).

To illustrate the effect of movements in the interest rate and foreign currency markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves and foreign currency exchange rates of the derivative portfolio in order to determine the change in fair value. Assuming a one percentage point change in the underlying interest rate curve and foreign currency exchange rates, the estimated change in fair value of each of the underlying derivative instruments would not exceed $9 million (see Note 21 to the Consolidated Financial Statements).

Interest Rate Risk.  At June 30, 2015,  we are exposed to market risks related to fluctuations in interest rates primarily on variable rate debt, which has been predominately hedged through interest rate swap contracts.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could adversely be affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance as of June 30, 2015, net interest expense would increase by approximately $9 million, or $0.02 per common share on a diluted basis.

Foreign Currency Risk.  At June 30, 2015, our exposure to foreign currencies primarily relates to U.K. investments in leased real estate, senior unsecured notes and related GBP denominated cash flows. Our foreign currency exposure is partially mitigated through the use of GBP denominated borrowings and foreign currency swap contracts. Based solely on our operating results for the three months ended June 30, 2015, including the impact of existing hedging arrangements, if the value of the GBP relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the quarter ended June 30, 2015, our cash flows would have decreased or increased, as applicable, by less than $1 million.

Market Risk.  We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At June 30, 2015, both the fair and carrying value of marketable debt securities was  $192 million.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

There are no material changes to the risk factors previously disclosed  in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as updated by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

On June 3, 2015, we issued 2,912 shares of our common stock upon the redemption of 167 non-managing member units of our subsidiary, HCPI/Utah, LLC (“Utah I”), and 1,289 non-managing member units of our subsidiary, HCPI/Utah II, LLC (“Utah II”).  In each case, the shares of our common stock were issued in a private placement to an accredited investor pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. We did not receive any cash proceeds from the issuance of shares of our common stock upon redemption of the non-managing member units of Utah I or Utah II, although we did acquire non-managing member units of each subsidiary in exchange for the shares of common stock we issued upon redemption of the units.

(b)

None.

(c)

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2015.

				Maximum Number (Or
			Total Number Of Shares	Approximate Dollar Value)
		Average	(Or Units) Purchased As	Of Shares (Or Units) That
	Total Number	Price	Part Of Publicly	May Yet Be Purchased
	Of Shares	Paid Per	Announced Plans Or	Under The Plans Or
Period Covered	Purchased(1)	Share	Programs	Programs
April 1-30, 2015	253	$43.03	—	—
May 1-31, 2015	8,547	38.78	—	—
June 1-30, 2015	34,048	36.74	—	—
Total	42,848	37.19	—	—

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

4.1

Sixth Supplemental Indenture, dated May 20, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to HCP’s Current Report on Form 8-K (File No. 1-08895) filed May 20, 2015).

4.2	Form of 4.000% Senior Notes due 2025 (incorporated herein by reference to Exhibit 4.2 to HCP’s Current Report on Form 8-K (File No. 1-08895) filed May 20, 2015).

10.1

Separation, Consulting and General Release Agreement, dated as of June 18, 2015, between the Company and Paul F. Gallagher (incorporated herein by reference to Exhibit 10.1 to HCP’s Current Report on Form 8‑K (File No. 1-08895) filed June 18, 2015).†

10.2

At-the-Market Equity Offering Sales Agreement, dated June 26, 2015, among the Company, J.P. Morgan Securities LLC, BNY Mellon Capital Markets, Citigroup Global Markets Inc., LLC, Credit Agricole Securities (USA) Inc., Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated,  RBC Capital Markets, LLC and UBS Securities LLC (incorporated herein by reference to Exhibit 1.1 to HCP’s Current Report on Form 8-K (File No. 1-08895) filed June 26, 2015).

10.3

Third Amendment to Amended and Restated Master Lease and Security Agreement, dated as of May 1, 2015, by and among the entities collectively defined therein as Lessor, consisting of HCP, Inc. and certain of its subsidiaries, the entities collectively defined therein as Lessee, each a subsidiary of Brookdale Senior Living Inc., and Brookdale Senior Living Inc. as guarantor.*

10.4	Eleventh Amendment to Master Lease and Security Agreement, dated as of August 1, 2015, by and among the parties signatory thereto and HCR III Healthcare, LLC.*

31.1	Certification by Lauralee E. Martin, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Lauralee E. Martin, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*Filed herewith.

**Furnished herewith.

†Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2015	HCP, Inc.

(Registrant)

/s/ LAURALEE E. MARTIN
Lauralee E. Martin
President and Chief Executive Officer
(Principal Executive Officer)

/s/ TIMOTHY M. SCHOEN
Timothy M. Schoen
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ SCOTT A. ANDERSON
Scott A. Anderson
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)