Form 10-Q
period 2015-09-30
HCP, INC.
filed 2015-11-03
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015.

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

As of October 30, 2015, there were 465,042,243 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

HCP, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Real estate:
Buildings and improvements	$12,384,413	$10,972,973
Development costs and construction in progress	355,174	275,233
Land	2,016,606	1,889,438
Accumulated depreciation and amortization	(2,506,844)	(2,250,757)
Net real estate	12,249,349	10,886,887
Net investment in direct financing leases	6,891,030	7,280,334
Loans receivable, net	765,593	906,961
Investments in and advances to unconsolidated joint ventures	607,790	605,448
Accounts receivable, net of allowance of $3,683 and $3,785, respectively	49,994	36,339
Cash and cash equivalents	120,498	183,810
Restricted cash	65,709	48,976
Intangible assets, net	559,677	481,013
Other assets, net	883,333	940,172
Total assets(1)	$22,192,973	$21,369,940
LIABILITIES AND EQUITY
Bank line of credit	$1,000,824	$838,516
Term loans	540,784	213,610
Senior unsecured notes	8,568,729	7,626,194
Mortgage debt	939,982	984,431
Other debt	94,561	97,022
Intangible liabilities, net	73,233	84,723
Accounts payable and accrued liabilities	401,838	432,934
Deferred revenue	112,565	95,411
Total liabilities(2)	11,732,516	10,372,841
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 464,441,628 and 459,746,267 shares issued and outstanding, respectively	464,442	459,746
Additional paid-in capital	11,612,246	11,431,987
Cumulative dividends in excess of earnings	(1,876,486)	(1,132,541)
Accumulated other comprehensive loss	(32,450)	(23,895)
Total stockholders’ equity	10,167,752	10,735,297
Joint venture partners	106,572	73,214
Non-managing member unitholders	186,133	188,588
Total noncontrolling interests	292,705	261,802
Total equity	10,460,457	10,997,099
Total liabilities and equity	$22,192,973	$21,369,940

(1)

HCP, Inc.’s consolidated total assets at September 30, 2015 and December 31, 2014 include assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs. Total assets at September 30, 2015 include VIE assets as follows: buildings and improvements $770 million;  land $125 million; accumulated depreciation and amortization $128 million; accounts receivable $15 million; cash $61 million; intangible assets, net $31 million;  and other assets, net $13 million. Total assets at December 31, 2014 include VIE assets as follows: buildings and improvements $677 million;  land $113 million; accumulated depreciation and amortization $111 million; accounts receivable $5 million; cash $42 million; and other assets, net $23 million. See Note 18 to the Consolidated Financial Statements for additional information.

(2)

HCP, Inc.’s consolidated total liabilities at September 30, 2015 and December 31, 2014 include certain liabilities of VIEs for which the VIE creditors do not have recourse to the Company.  Total liabilities at September 30, 2015 include accounts payable and accrued liabilities $62 million and deferred revenue $16 million from VIEs. Total liabilities at December 31, 2014 include accounts payable and accrued liabilities $34 million and deferred revenue $12 million from VIEs. See Note 18 to the Consolidated Financial Statements for additional information.

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental and related revenues	$293,566	$321,451	$845,382	$894,465
Tenant recoveries	33,084	29,323	94,356	81,867
Resident fees and services	155,290	62,213	367,141	138,205
Income from direct financing leases	155,717	165,687	478,976	495,724
Interest income	19,842	17,517	89,049	51,150
Investment management fee income	454	447	1,372	1,340
Total revenues	657,953	596,638	1,876,276	1,662,751
Costs and expenses:
Interest expense	122,157	111,275	357,569	324,755
Depreciation and amortization	134,704	122,975	369,629	343,496
Operating	173,515	99,599	441,888	254,173
General and administrative	20,534	19,479	74,152	62,034
Acquisition and pursuit costs	1,553	5,475	23,350	13,376
Impairments	69,622	—	592,921	—
Total costs and expenses	522,085	358,803	1,859,509	997,834
Other (expense) income:
Gains on sales of real estate, net of income taxes	52	—	6,377	—
Other (expense) income, net	(1,026)	3,111	11,753	5,750
Total other (expense) income, net	(974)	3,111	18,130	5,750
Income before income taxes and equity income from and impairment of unconsolidated joint ventures	134,894	240,946	34,897	670,667
Income tax benefit (expense)	1,980	(55)	6,620	(2,840)
Equity income from unconsolidated joint ventures	8,314	10,168	33,916	39,388
Impairment of investments in unconsolidated joint ventures	(27,234)	—	(27,234)	—
Income from continuing operations	117,954	251,059	48,199	707,215

Discontinued operations:
Income before gain on sales of real estate, net of income taxes	—	—	—	1,736
Gain on sales of real estate, net of income taxes	—	—	—	28,010
Total discontinued operations	—	—	—	29,746
Net income	117,954	251,059	48,199	736,961
Noncontrolling interests’ share in earnings	(2,592)	(3,405)	(8,566)	(11,311)
Net income attributable to HCP, Inc.	115,362	247,654	39,633	725,650
Participating securities’ share in earnings	(316)	(446)	(1,020)	(1,999)
Net income applicable to common shares	$115,046	$247,208	$38,613	$723,651

Basic earnings per common share:
Continuing operations	$0.25	$0.54	$0.08	$1.52
Discontinued operations	—	—	—	0.06
Net income applicable to common shares	$0.25	$0.54	$0.08	$1.58
Diluted earnings per common share:
Continuing operations	$0.25	$0.54	$0.08	$1.52
Discontinued operations	—	—	—	0.06
Net income applicable to common shares	$0.25	$0.54	$0.08	$1.58
Weighted average shares used to calculate earnings per common share:
Basic	463,337	458,799	462,039	458,119
Diluted	463,586	459,141	462,302	458,473
Dividends declared per common share	$0.565	$0.545	$1.695	$1.635

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$117,954	$251,059	$48,199	$736,961

Other comprehensive loss:
Change in net unrealized losses on securities	(361)	(1)	(358)	(5)
Change in net unrealized (losses) gains on cash flow hedges:
Unrealized (losses) gains	(87)	2,521	(289)	1,829
Reclassification adjustment realized in net income	(367)	(1,409)	(19)	(766)
Change in Supplemental Executive Retirement Plan obligation	70	55	208	163
Foreign currency translation adjustment	410	(6,961)	(8,097)	(4,198)
Total other comprehensive loss	(335)	(5,795)	(8,555)	(2,977)

Total comprehensive income	117,619	245,264	39,644	733,984
Total comprehensive income attributable to noncontrolling interests	(2,592)	(3,405)	(8,566)	(11,311)
Total comprehensive income attributable to HCP, Inc.	$115,027	$241,859	$31,078	$722,673

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share data)

(Unaudited)

				Cumulative	Accumulated
			Additional	Dividends	Other	Total	Total
	Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Of Earnings	Loss	Equity	Interests	Equity
January 1, 2015	459,746	459,746	11,431,987	(1,132,541)	(23,895)	10,735,297	261,802	10,997,099
Net income	—	—	—	39,633	—	39,633	8,566	48,199
Other comprehensive loss	—	—	—	—	(8,555)	(8,555)	—	(8,555)
Issuance of common stock, net	4,054	4,054	140,591	—	—	144,645	(2,659)	141,986
Repurchase of common stock	(178)	(178)	(7,828)	—	—	(8,006)	—	(8,006)
Exercise of stock options	820	820	26,691	—	—	27,511	—	27,511
Amortization of deferred compensation	—	—	21,068	—	—	21,068	—	21,068
Common dividends ($1.695 per share)	—	—	—	(783,578)	—	(783,578)	—	(783,578)
Distributions to noncontrolling interests	—	—	(263)	—	—	(263)	(13,444)	(13,707)
Issuance of noncontrolling interests	—	—	—	—	—	—	38,440	38,440
September 30, 2015	464,442	$464,442	$11,612,246	$(1,876,486)	$(32,450)	$10,167,752	$292,705	$10,460,457

				Cumulative	Accumulated
			Additional	Dividends	Other	Total	Total
	Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Of Earnings	Loss	Equity	Interests	Equity
January 1, 2014	456,961	$456,961	$11,334,041	$(1,053,215)	$(14,487)	$10,723,300	$207,834	$10,931,134
Net income	—	—	—	725,650	—	725,650	11,311	736,961
Other comprehensive loss	—	—	—	—	(2,977)	(2,977)	—	(2,977)
Issuance of common stock, net	2,351	2,351	67,474	—	—	69,825	(73)	69,752
Repurchase of common stock	(297)	(297)	(11,302)	—	—	(11,599)	—	(11,599)
Exercise of stock options	131	131	3,176	—	—	3,307	—	3,307
Amortization of deferred compensation	—	—	16,467	—	—	16,467	—	16,467
Common dividends ($1.635 per share)	—	—	—	(750,835)	—	(750,835)	—	(750,835)
Distributions to noncontrolling interests	—	—	—	—	—	—	(11,706)	(11,706)
Issuance of noncontrolling interests	—	—	—	—	—	—	57,354	57,354
Purchase of noncontrolling interests	—	—	(13)	—	—	(13)	(1,671)	(1,684)
September 30, 2014	459,146	$459,146	$11,409,843	$(1,078,400)	$(17,464)	$10,773,125	$263,049	$11,036,174

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$48,199	$736,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles	369,629	343,496
Amortization of market lease intangibles, net	(980)	(619)
Amortization of deferred compensation	21,068	16,467
Amortization of deferred financing costs, net	14,950	14,122
Straight-line rents	(24,817)	(35,082)
Loan and direct financing lease interest accretion	(71,243)	(58,271)
Deferred rental revenues	(1,496)	(420)
Equity income from unconsolidated joint ventures	(33,916)	(39,388)
Distributions of earnings from unconsolidated joint ventures	4,587	3,895
Lease termination income, net	(1,103)	(38,001)
Gain on sales of real estate	(6,377)	(28,010)
Foreign exchange and other gains, net	(7,103)	(2,143)
Impairments	620,155	—
Changes in:
Accounts receivable, net	(10,634)	(7,193)
Other assets	(1,186)	(14,345)
Accounts payable and accrued liabilities	(52,073)	(8,447)
Net cash provided by operating activities	867,660	883,022
Cash flows from investing activities:
Acquisition of RIDEA III, net	(770,325)	—
Cash used to acquire the CCRC unconsolidated joint venture interest, net	—	(370,186)
Acquisitions of other real estate	(430,336)	(467,147)
Development of real estate	(190,082)	(118,732)
Leasing costs and tenant and capital improvements	(52,371)	(44,953)
Proceeds from sales of real estate, net	19,555	36,938
Contributions to unconsolidated joint ventures	(43,242)	(2,935)
Distributions in excess of earnings from unconsolidated joint ventures	16,086	1,986
Proceeds from the sales of marketable securities	782	—
Principal repayments on loans receivable	51,491	49,503
Investments in loans receivable and other	(283,252)	(24,480)
Increase in restricted cash	(3,891)	(17,219)
Net cash used in investing activities	(1,685,585)	(957,225)
Cash flows from financing activities:
Net borrowings under bank line of credit	282,099	70,000
Repayments under bank line of credit	(102,063)	—
Borrowings under term loan	333,014	—
Issuance of senior unsecured notes	1,338,555	1,150,000
Repayments of senior unsecured notes	(400,000)	(487,000)
Issuance of mortgage and other debt	—	39,671
Repayments of mortgage and other debt	(50,187)	(202,134)
Deferred financing costs	(14,556)	(16,550)
Issuance of common stock and exercise of options	169,497	73,059
Repurchase of common stock	(8,006)	(11,599)
Dividends paid on common stock	(783,578)	(750,835)
Issuance of noncontrolling interests	4,812	4,282
Distributions to and purchase of noncontrolling interests	(13,707)	(11,719)
Net cash provided by (used in) financing activities	755,880	(142,825)
Effect of foreign exchange on cash and cash equivalents	(1,267)	3
Net decrease in cash and cash equivalents	(63,312)	(217,025)
Cash and cash equivalents, beginning of period	183,810	300,556
Cash and cash equivalents, end of period	$120,498	$83,531

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

The consolidated financial statements include the accounts of HCP, Inc., its wholly-owned subsidiaries, joint ventures and VIEs that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”).

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by requiring the acquirer to (i) recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined, (ii) record, in the same period, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, and (iii) present separately or disclose the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years, and interim periods within, beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2015-16 on January 1, 2016 to its consolidated financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability (consistent with debt discounts).  In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent

Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting) (“ASU 2015-15”). ASU 2015-15 allows debt issuance costs related to line-of-credit agreements to be presented in the balance sheet as an asset. ASU 2015-03 and ASU 2015-15 are effective for fiscal years, and interim periods within, beginning after December 15, 2015. Early adoption is permitted. The Company plans to early adopt ASU 2015-03 and ASU 2015-15 as of December 31, 2015; the adoption is not expected to have a material impact on its consolidated financial position or results of operations.

In February 2015, the FASB issued ASU No. 2015-2, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 requires amendments to both the VIE and voting consolidation accounting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funds, (ii) modify (a) the identification of variable interests (fees paid to a decision maker or service provider), (b) the VIE characteristics for a limited partnership or similar entity and (c) the primary beneficiary determination under the VIE model, and (iii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. ASU 2015-02 is effective for fiscal years, and interim periods within, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02 using either a modified retrospective or retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of the adoption of ASU 2015-02 on January 1, 2016 to its consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This update changes the requirements for recognizing revenue. ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted for annual periods, and interim periods within, beginning after December 15, 2016. The Company is evaluating the impact of the adoption of ASU 2014-09 on January 1, 2018 to its consolidated financial position or results of operations.

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

As a result of terminating the leases discussed above, the Company recognized a net gain of $38 million in August 2014 consisting of: (i) $108 million gain based on the fair value of the net consideration received; less (ii) $70 million to write-off the direct leasing costs and straight-line rent receivables related to the in-place leases.

NOTE 4.  Real Estate Property Investments

Acquisition of Private Pay Senior Housing Portfolio (“RIDEA III”)

On June 30, 2015, the Company and Brookdale acquired a portfolio of 35 private pay senior housing communities from Chartwell Retirement Residences, including two leasehold interests, representing 5,025 units. The portfolio was acquired in a RIDEA structure (“RIDEA III”), with Brookdale owning a 10% noncontrolling interest. Brookdale has operated these communities since 2011 and continues to manage the communities under a long-term management agreement, which is cancellable under certain conditions (subject to a fee if terminated within seven years from the acquisition date).  The Company paid $770 million in cash consideration,  net of cash assumed, and assumed $32 million of net liabilities and $29 million of noncontrolling interests to acquire: (i) real estate with a fair value of $771 million, (ii) lease-up intangible assets with a fair value of $53 million and (iii) working capital of $7 million. As a result of the acquisition, the Company recognized a net termination fee of $8 million in rental and related revenues, which represents the termination value of the two leasehold interests.  The lease-up intangible assets recognized were attributable to the value of the acquired underlying operating resident leases of the senior housing communities that were stabilized or nearly stabilized (i.e., resident occupancy above 80%). From the acquisition date to September 30, 2015, the Company recognized revenues and earnings of $47 million and $1 million, respectively, from RIDEA III. As of September 30, 2015, the purchase price allocation is preliminary and may be subject to change.

Pro Forma Results of Operations

The following unaudited pro forma consolidated results of operations assume that the RIDEA III acquisition was completed as of January 1, 2014 (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended September 30,
	September 30, 2014	2015	2014
Revenues	$644,856	$1,963,402	$1,807,405
Net income	255,107	56,009	749,106
Net income applicable to HCP, Inc.	251,297	46,662	736,580
Basic earnings per common share	0.55	0.10	1.60
Diluted earnings per common share	0.55	0.10	1.60

2015 Other Acquisitions

In addition to the RIDEA III  acquisition discussed above, a summary of other real estate acquisitions for the nine months ended September 30, 2015 follows (in thousands):

	Consideration				Assets Acquired(1)
	Cash Paid/		Liabilities	Noncontrolling		Net
Segment	Debt Settled		Assumed	Interest	Real Estate	Intangibles
Senior housing	$221,023	(2)	$8,227	$3,885	$209,084	$24,051
Post-acute/skilled nursing	178,707	(2)	—	—	151,663	27,044
Medical office	377,351	(3)	12,849	—	349,649	40,551
	$777,081		$21,076	$3,885	$710,396	$91,646

(1)	Amounts include preliminary purchase price allocations which may be subject to change.
(2)

Includes £174 million  ($254 million) of the Company’s HC-One Facility (see Note 7) converted to fee ownership in a portfolio of 36 care homes located throughout the United Kingdom (“U.K.”) and includes £27 million  ( $42 million) of a loan originated in May 2015 converted to fee ownership in two U.K. care homes.

(3)

Includes $225 million for a medical office building (“MOB”) portfolio acquisition completed in June 2015 and placed in HCP Ventures V, of which in October 2015 the Company issued a 49% noncontrolling interest in HCP Ventures V for $110 million (see Note 13).

2014 Acquisitions

A summary of real estate acquisitions for the nine months ended September 30, 2014 follows (in thousands):

	Consideration					Assets Acquired
			Liabilities	Noncontrolling			Net
Segment	Cash Paid		Assumed	Interest		Real Estate	Intangibles
Senior housing	$215,381	(1)	$1,021	$6,321	(2)	$205,778	$16,945
Life science	43,500		250	—		41,281	2,469
Medical office	208,266		463	—		186,799	21,930
	$467,147		$1,734	$6,321		$433,858	$41,344

(1)	Includes £76 million ($129 million) translated into U.S. dollars.
(2)	Includes $5 million of non-managing member limited liability company units.

Completed Developments

During the nine months ended September 30, 2014,  the Company placed in service the following: (i) two life science facilities, (ii) a  MOB and (iii) a post-acute/skilled nursing facility.  These completed developments represented $41 million of gross real estate on the Company’s consolidated balance sheets as of the date they were placed in service. There were no completed developments placed in service during the nine months ended September 30, 2015.

Construction, Tenant and Other Capital Improvements

A summary of the Company’s funding for construction, tenant and other capital improvements follows (in thousands):

	Nine Months Ended September 30,
Segment	2015	2014
Senior housing	$76,640	$23,876
Post-acute/skilled nursing	3,369	2,533
Life science	80,871	91,178
Medical office	93,012	43,773
Hospital	37	1,357
	$253,929	$162,717

NOTE 5.  Dispositions of Real Estate and Discontinued Operations

During the nine months ended September 30, 2015, the Company sold the following: (i) nine senior housing facilities for $60 million resulting from Brookdale’s exercise of its purchase option received as part of the Brookdale Transaction, (ii) a parcel of land in its life science segment for $11 million and (iii) a MOB for $400,000.

During the nine months ended September 30, 2014,  the Company sold the following: (i) two post-acute/skilled nursing facilities for $22 million, (ii) a hospital for $17 million and (iii) a MOB for $145,000.

On August 29, 2014, in conjunction with the Brookdale Transaction, the Company contributed three senior housing facilities with a carrying value of $92 million into the CCRC JV (an unconsolidated joint venture with Brookdale discussed in Notes  3 and 8). The Company recorded its investment in the CCRC JV for the contribution of these properties at their carrying value (carryover basis) and therefore did not recognize either a gain or loss upon the contribution.

The Company separately presented as discontinued operations the results of operations for all consolidated assets disposed of and all properties held for sale, if any, prior to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, on April 1, 2014 (the “adoption date”). The amounts included in discontinued operations, for the nine months ended September 30, 2014, represent the activity for properties sold prior to the adoption date. No properties sold subsequent to the adoption date met the new criteria for reporting discontinued operations.

The following table summarizes operating income and gain on sales of real estate included in discontinued operations (dollars in thousands):

Nine Months Ended
September 30, 2014
Rental and related revenues	$1,810

Operating expenses	54
Other expenses, net	20
Income before gain on sales of real estate, net of income taxes	$1,736
Gain on sales of real estate, net of income taxes	$28,010

Number of properties included in discontinued operations	3

Subsequent Disposition.  On October 6, 2015, the Company sold a parcel of land in its life science segment for $40 million.

NOTE 6.  Net Investment in Direct Financing Leases

Net investment in direct financing leases (“DFLs”) consisted of the following (dollars in thousands):

	September 30,	December 31,
	2015	2014
Minimum lease payments receivable	$26,517,705	$24,182,525
Estimated residual values	3,905,685	4,126,426
Less unearned income	(23,532,360)	(21,028,617)
Net investment in direct financing leases	$6,891,030	$7,280,334
Properties subject to direct financing leases	362	363

HCR ManorCare, Inc.

The Company acquired 334 post-acute, skilled nursing and assisted living facilities in its 2011 transaction with HCR ManorCare Inc. (“HCRMC”) and entered into a triple-net lease agreement (the “Master Lease”) with a subsidiary (“Lessee”) of HCRMC.

During the first quarter of 2015, the Company and HCRMC agreed to market for sale the real estate and operations associated with 50 non-strategic facilities that are under the Master Lease. HCRMC will receive an annual rent reduction under the Master Lease based on 7.75% of the net sales proceeds received by HCP. The first facility sale closed on July 31, 2015. The remaining facility sales are expected to occur during the fourth quarter of 2015 and the first quarter of 2016.

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

As consideration for the rent reduction, the Company received a Deferred Rent Obligation from the Lessee equal to an aggregate amount of $525 million, which was allocated into two tranches: (i) a Tranche A Deferred Rent Obligation of $275 million and (ii) a Tranche B Deferred Rent Obligation of $250 million. Until the entire Tranche A Deferred Rent Obligation is paid in full, the Lessee will make rental payments equal to 6.9% of the outstanding amount (representing $19 million) for the initial lease year (the “Tranche A Current Payment”), increased each year thereafter by 3.0%. Commencing on April 1, 2016, until the Tranche B Deferred Rent Obligation is paid in full, the outstanding principal balance of the Tranche B Deferred Rent Obligation will be increased annually by (i) 3.0% initially, (ii) 4.0% commencing on April 1, 2019, (iii) 5.0% commencing on April 1, 2020, and (iv) 6.0% commencing on April 1, 2021 and for the remainder of its term. The Deferred Rent Obligation is due and payable on the earlier of (i) certain capital or liquidity events of HCRMC, including an IPO or sale, or (ii) March 31, 2029, which is not subject to any extensions. The HCRMC Lease Amendment also imposes certain restrictions on the Lessee and HCRMC until the Deferred Rent Obligation is paid in full, including with respect to the payment of dividends and the transfer of interest in HCRMC.

Additionally, HCRMC agreed to sell, and HCP agreed to purchase, nine post-acute facilities for an aggregate purchase price of $275 million. The proceeds from the nine facilities will be used to reduce the Tranche A Deferred Rent Obligation as the purchases are consummated. The closing of the purchases of these facilities will be subject to certain customary conditions and approvals. Subsequent to September 30, 2015, HCRMC and HCP completed three of the nine facility purchases for $87 million in October 2015. The purchases of the remaining six facilities are expected to occur by the end of the first quarter of 2016. If the closing with respect to any of these facilities has not occurred by April 1, 2016, the obligation to purchase any unsold facilities will terminate. Following the purchase of a facility, the Lessee will lease such facility from the Company pursuant to the Master Lease. The nine facilities will contribute an aggregate of $19 million of annual rent (subject to escalation) under the Master Lease.

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

See Notes 8 and 15 for additional discussion of the Company’s equity interest in HCRMC and related September 2015 impairment charge. See Note 8 for additional discussion of the U.S. Department of Justice action related to HCRMC.

Direct Financing Lease Internal Ratings

The following table summarizes the Company’s internal ratings for DFLs at September 30, 2015 (dollars in thousands):

	Carrying	Percentage of	Internal Ratings
Segment	Amount	DFL Portfolio	Performing DFLs	Watch List DFLs	Workout DFLs
Senior housing	$1,574,246	23	$1,207,550	$366,696	$—
Post-acute/skilled nursing	5,192,893	75	5,192,893	—	—
Hospital	123,891	2	123,891	—	—
	$6,891,030	100	$6,524,334	$366,696	$—

As a result of HCRMC related events, the Company reassessed the collectability of all contractual rent payments under the amended Master Lease. The Company has concluded that the collection of the amended rent payments is reasonably assured and has assigned an internal rating of “Performing” to its HCRMC DFL investments.

Beginning September 30, 2013, the Company placed a 14-property senior housing DFL (the “DFL Portfolio”) on non-accrual status. The Company determined that the collection of all rental payments was and continues to be no longer reasonably assured; therefore, rental revenue from the DFL Portfolio is recognized on a cash basis. The Company re-assessed the DFL Portfolio for impairment on September 30, 2015 and determined that the DFL Portfolio was not impaired based on its belief that: (i) it was not probable that it will not collect all of the rental payments under the terms of the lease; and (ii) the fair value of the underlying collateral exceeded the DFL Portfolio’s carrying amount. The fair value of the DFL Portfolio was estimated based on a discounted cash flow model, the inputs to which are considered to be a Level 3 measurement within the fair value hierarchy. Inputs to this valuation model include real estate capitalization rates, industry growth rates and operating margins, some of which influence the Company’s expectation of future cash flows from the DFL Portfolio and, accordingly, the fair value of its investment. During the three months ended September 30, 2015 and 2014, the Company recognized DFL income of $3 million and $5 million, respectively, and received cash payments of $5 million and $6 million, respectively, from the DFL Portfolio. During the nine months ended September 30, 2015 and 2014, the Company recognized DFL income of $12 million and $15 million, respectively, and received cash payments of $16 million and $18 million, respectively, from the DFL Portfolio. The carrying value of the DFL Portfolio was $367 million and $370 million at September 30, 2015 and December 31, 2014, respectively.

NOTE 7.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	September 30, 2015			December 31, 2014
	Real Estate	Other		Real Estate	Other
	Secured	Secured	Total	Secured	Secured	Total
Mezzanine(1) (2)	$—	$696,877	$696,877	$—	$799,064	$799,064
Other(2) (3)	90,650	—	90,650	135,363	—	135,363
Unamortized discounts, fees and costs(1)	—	(8,524)	(8,524)	—	(14,056)	(14,056)
Allowance for loan losses	—	(13,410)	(13,410)	—	(13,410)	(13,410)
	$90,650	$674,943	$765,593	$135,363	$771,598	$906,961

(1)	At September 30, 2015, included £269 million ($408 million) outstanding and £4 million ($6 million) of associated unamortized discounts, fees and costs both related to the HC-One Facility.
(2)	At September 30, 2015, the Company had £40 million ($60 million) remaining under its commitments to fund development projects and capital expenditures under the HC-One Facility.
(3)	At September 30, 2015, the Company had $2 million remaining of commitments to fund development projects and capital expenditures under the senior housing development loan program.

Loans Receivable Internal Ratings

The following table summarizes the Company’s internal ratings for loans receivable at September 30, 2015  (dollars in thousands):

	Carrying	Percentage of	Internal Ratings
Investment Type	Amount	Loan Portfolio	Performing Loans	Watch List Loans	Workout Loans
Real estate secured	$90,650	12	$90,650	$—	$—
Other secured	674,943	88	657,956	—	16,987
	$765,593	100	$748,606	$—	$16,987

Other Secured Loans

HC-One Facility.  In November 2014, the Company was the lead investor in the financing of Formation Capital and Safanad’s acquisition of NHP, a company that, at closing, owned 273 nursing and residential care homes representing over 12,500 beds in the U.K. principally operated by HC-One. The Company provided a loan facility (the “HC-One Facility”), secured by substantially all of NHP’s assets, totaling £395 million, with £363 million  ($574 million) drawn at closing. The HC-One Facility has a five-year term and was initially funded by a £355 million draw on the Company’s revolving line of credit facility that is discussed in Note 11. In February 2015, the Company increased the HC-One Facility by £108 million  ($164 million) to £502 million  ($795 million), in conjunction with HC-One’s acquisition of Meridian Healthcare. In April 2015, the Company converted £174 million of the HC-One Facility into a sale-leaseback transaction for 36 nursing and residential care homes located throughout the U.K. (see Note 4). During the three and nine months ended September 30, 2015, the Company received paydowns of £29 million ($45 million). In September 2015, the Company amended and increased its commitment under the HC-One Facility by £11 million primarily for the funding of capital expenditures and a development project. As part of the amendments, the Company shortened the non-call period by 17 months and provided consent for (i) the pay down of £34 million from disposition proceeds without a prepayment premium and (ii) the spinoff of 36 properties into a separate joint venture. In return, the Company retained security over the spinoff properties for a period of two years.

Brookdale Receivable.  In conjunction with the Brookdale Transaction, on August 29, 2014, the Company provided $68 million in financing to Brookdale in the form of a 7% interest-only loan secured by Brookdale’s 20% equity interest in RIDEA II. On November 3, 2014, the Company received $68 million from the early repayment of this loan. See additional information regarding the Brookdale Transaction in Note 3.

Tandem Health Care Loan. On July 31, 2012, the Company closed a mezzanine loan facility to lend up to $205 million to Tandem Health Care (“Tandem”), as part of the recapitalization of a post-acute/skilled nursing portfolio. The Company funded $100 million (the “First Tranche”) at closing and funded an additional $102 million (the “Second Tranche”) in June 2013. In May 2015, the Company increased and extended the mezzanine loan facility with Tandem to (i) fund $50 million (the “Third Tranche”) and $5 million (the “Fourth Tranche”), which proceeds were used to repay a portion of Tandem’s existing senior and mortgage debt, respectively; (ii) extend its maturity to October 2018; and (iii) extend the prepayment penalty period to January 2017.  The loans bear interest at fixed rates of 12%, 14%, 6% and 6% per annum for the First, Second, Third and Fourth Tranches, respectively. At September 30, 2015, the facility had an outstanding balance of $256 million at an 11.5% blended interest rate and was subordinate to $382 million of senior mortgage debt.

Delphis Operations, L.P. Loan. The Company holds a senior secured term loan made to Delphis Operations, L.P. (“Delphis” or the “Borrower”) that is collateralized by assets of the Borrower. The Borrower’s collateral is comprised primarily of partnership interests in an operating surgical facility that leases a property owned by the Company. This loan is on cost recovery status and has an internal rating of “workout”. The carrying value of the loan, net of an allowance for loan losses, was $17 million at both September 30, 2015 and December 31, 2014.  During the three and nine months ended September 30, 2014, the Company received cash payments from the Borrower of $0.6 million.  At both September 30, 2015 and December 31, 2014, the allowance related to the Company’s senior secured term loan to Delphis was $13 million with no additional allowances recognized during the nine months ended September 30, 2015 or the year ended December 31, 2014.

Subsequent Event.  In October 2015, the Company received $23 million in proceeds from the sale of Delphis’ collateral and recognized an impairment recovery of $6 million for the amount received in excess of the loan’s carrying value.

NOTE 8.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method at September 30, 2015 (dollars in thousands):

Entity(1)	Segment	Carrying Amount	Ownership%
CCRC JV(2)	senior housing	$447,658		49
HCRMC	senior housing and post-acute/skilled nursing	21,238		9
MBK JV(3)	senior housing	26,400		50
HCP Ventures III, LLC	medical office	6,329		30
HCP Ventures IV, LLC	medical office and hospital	24,705		20
HCP Life Science(4)	life science	68,834	50	–	63
Vintage Park	senior housing	5,745		85
MBK Development JV(3)	senior housing	1,824		50
Suburban Properties, LLC	medical office	4,861		67
Advances to unconsolidated joint ventures, net		196
		$607,790

(1)	These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)	Includes two unconsolidated joint ventures in a RIDEA structure (CCRC PropCo CCRC OpCo).
(3)	Includes two unconsolidated joint ventures in a RIDEA structure (PropCo and OpCo).
(4)

Includes three unconsolidated joint ventures between the Company and an institutional capital partner. HCP Life Science includes the following partnerships (and the Company’s ownership percentage): (i) Torrey Pines Science Center, LP  (50%); (ii) Britannia Biotech Gateway, LP  (55%); and (iii) LASDK, LP  (63%).

Summarized combined financial information for the Company’s equity method investments follows (in thousands):

	September 30,	December 31,
	2015	2014
Real estate, net	$4,987,309	$5,134,587
Goodwill and other assets, net	5,238,342	4,986,310
Total assets	$10,225,651	$10,120,897

Capital lease obligations and debt	$7,205,096	$7,197,940
Accounts payable	1,139,955	1,015,912
Other partners’ capital	1,241,809	1,281,413
HCP’s capital(1)	638,791	625,632
Total liabilities and partners’ capital	$10,225,651	$10,120,897

(1)

The combined basis difference of the Company’s investments in these joint ventures of $31 million, as of September 30, 2015, is attributable to goodwill, real estate, capital lease obligations, deferred tax assets and lease-related net intangibles.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenues	$1,126,797	$1,082,110	$3,435,943	$3,209,039
Income (loss) from discontinued operations	2,100	2,000	(3,900)	(6,800)
Net loss	(65,819)	(702)	(77,529)	(4,826)
HCP’s share of earnings(1)	8,314	10,168	33,916	39,388
Fees earned by HCP	454	447	1,372	1,340
Distributions received by HCP	16,186	2,113	20,673	5,881

(1)

The Company’s joint venture interest in HCRMC is accounted for using the equity method and results in an ongoing elimination of DFL income proportional to HCP’s ownership in HCRMC. The elimination of the respective proportional lease expense at the HCRMC level in substance results in $14 million and $16 million of DFL income that is recharacterized to the Company’s share of earnings from HCRMC (equity income from unconsolidated joint ventures) for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014,  $44 million and $47 million, respectively, of DFL income was recharacterized to the Company’s share of earnings from HCRMC.

CCRC JV.  On August 29, 2014, as part of the Brookdale Transaction discussed in Note 3, HCP and Brookdale formed unconsolidated joint ventures that own 14 CCRC campuses in a RIDEA structure. At closing, Brookdale contributed eight of its owned campuses; the Company contributed two campuses previously leased to Brookdale valued at $162 million (carrying value of $92 million) and $370 million of cash. At closing, the CCRC JV campuses were encumbered by $569 million of mortgage debt and entrance fee obligations.

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

On October 28, 2015, the Company concluded that its 9% equity investment in HCRMC was other-than-temporarily impaired as of September 30, 2015 and recorded an impairment charge of $27 million during the three months ended September 30, 2015 (see Note 15).

MBK JVs.  On March 30, 2015, the Company and MBK Senior Living (“MBK”), a subsidiary of Mitsui & Co. Ltd, formed a new RIDEA joint venture (“MBK JV”) that owns three senior housing facilities with the Company and MBK each owning a 50% equity interest. MBK manages these communities on behalf of the joint venture. The Company contributed $27 million of cash and MBK contributed the three senior housing facilities with a fair value of $126 million, which were encumbered by $78 million of mortgage debt at closing. On September 25, 2015, the Company and MBK formed a new RIDEA joint venture (“MBK Development JV”) which acquired a $3 million parcel of land for the purpose of developing a 74-unit class A senior housing facility in Santa Rosa, California. The parcel of land is located adjacent to the Oakmont Gardens independent living facility currently owned and operated by the MBK JV.

NOTE 9.  Intangibles

At September 30, 2015 and December 31, 2014, gross intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles and below market ground lease intangibles, were $948 million and $830 million, respectively. At September 30, 2015 and December 31, 2014, the accumulated amortization of intangible assets was $388 million and $349 million, respectively.

At September 30, 2015 and December 31, 2014, gross intangible lease liabilities, comprised of below market tenant lease intangibles and above market ground lease intangibles were $204 million and $209 million, respectively. At September 30, 2015 and December 31, 2014, the accumulated amortization of intangible liabilities was $131 million and $124 million, respectively.

NOTE 10.  Other Assets

A summary of the Company’s other assets follows (in thousands):

	September 30,	December 31,
	2015	2014
Straight-line rent receivables, net of allowance of $33,527 and $34,182, respectively	$378,295	$355,864
Marketable debt securities, net	118,019	231,442
Leasing costs and inducements, net	158,297	146,500
Deferred financing costs, net	53,750	47,592
Goodwill	50,346	50,346
Other	124,626	108,428
Total other assets	$883,333	$940,172

At September 30, 2015 and December 31, 2014, within other assets is a non-interest bearing receivable of $14 million and $26 million, respectively, from Brookdale payable in eight quarterly installments. At September 30, 2015 and December 31, 2014, other assets also includes loan receivables of $21 million and $15 million, respectively, from HCP Ventures IV, LLC (“HCP Ventures IV”), an unconsolidated joint venture (see Note 8) with an interest rate of 12% per annum  which mature through September 2016. The loan is senior to equity distributions to the Company’s joint venture partner.

Marketable debt securities, net are classified as held-to-maturity debt securities and primarily represent senior notes issued by Elli Investments Limited (“Elli”), a company beneficially owned by funds or limited partnerships managed by Terra Firma, as part of the financing for Elli’s acquisition of Four Seasons Health Care (the “Four Seasons Notes”). The Four Seasons Notes mature in June 2020, are non-callable through June 2016 and bear interest on their par value at a fixed rate of 12.25% per annum. The Company purchased an aggregate par value of £138.5 million of the Four Seasons Notes at a discount for £136.8 million ($215 million) in June 2012, representing 79% of the total £175 million issued and outstanding Four Seasons Notes. In June 2015 and September 2015, the Company determined that the Four Seasons Notes were other-than-temporarily impaired (see Note 15).

NOTE 11.  Debt

Bank Line of Credit and Term Loans

The Company’s $2.0 billion unsecured revolving line of credit facility (the “Facility”) matures on March 31, 2018 and contains a one-year extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends upon the Company’s credit ratings. The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at September 30, 2015, the margin on the Facility was 0.925%, and the facility fee was 0.15%. The Facility also includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At September 30, 2015, the Company had $1.0 billion, including £242 million  ($366 million), outstanding under the Facility with a weighted average effective interest rate of 1.52%.

On January 12, 2015, the Company entered into a credit agreement with a syndicate of banks for a £220 million  ($333 million at September 30, 2015) four-year unsecured term loan (the “2015 Term Loan”) that accrues interest at a rate of GBP LIBOR plus 0.975%, subject to adjustments based on the Company’s credit ratings. Proceeds from this term loan were used to repay a £220 million draw on the Facility that partially funded the November 2014 HC-One Facility (see Note 7). Concurrently, the Company entered into a three-year interest rate swap agreement that effectively fixes the interest rate of the 2015 Term Loan at 1.79% (see Note 21).  The 2015 Term Loan contains a one-year committed extension option.

The Facility and term loans contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60% and (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times. The Facility and term loans also require a Minimum Consolidated Tangible Net Worth of $9.5 billion at September 30, 2015. At September 30, 2015, the Company was in compliance with each of these restrictions and requirements.

Senior Unsecured Notes

At September 30, 2015, the Company had senior unsecured notes outstanding with an aggregate principal balance of $8.6 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at September 30, 2015.

The following table summarizes the Company’s senior unsecured notes issuances for the periods presented (dollars in thousands):

Period	Amount	Coupon Rate	Maturity Date	Net Proceeds
Nine months ended September 30, 2015:
January 21, 2015	$600,000	3.400%	2025	$591,000
May 20, 2015	$750,000	4.000%	2025	$739,000
Year ended December 31, 2014:
February 21, 2014	$350,000	4.200%	2024	$346,000
August 14, 2014	$800,000	3.875%	2024	$792,000

The following table summarizes the Company’s senior unsecured notes payoffs for the periods presented (dollars in thousands):

Period	Amount	Coupon Rate
Nine months ended September 30, 2015:
March 1, 2015	$200,000	6.00%
June 8, 2015	$200,000	7.07%
Year ended December 31, 2014:
February 1, 2014	$400,000	2.70%
June 14, 2014	$62,000	6.00%
June 14, 2014	$25,000	3 Month LIBOR+0.9%

Mortgage Debt

At September 30, 2015, the Company had $940 million in aggregate principal amount of mortgage debt outstanding, which is secured by 63 healthcare facilities (including redevelopment properties) with a carrying value of $1.2 billion.

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

Debt Maturities

The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at September 30, 2015, (in thousands):

			Senior
	Bank Line of		Unsecured	Mortgage
Year	Credit(1)	Term Loans(2)	Notes(3)	Debt(4)	Total(5)
2015 (three months)	$—	$—	$—	$7,542	$7,542
2016	—	207,528	900,000	279,194	1,386,722
2017	—	—	750,000	581,891	1,331,891
2018	1,000,824	—	600,000	6,583	1,607,407
2019	—	333,256	450,000	2,072	785,328
Thereafter	—	—	5,900,000	63,170	5,963,170
	1,000,824	540,784	8,600,000	940,452	11,082,060
Discounts, net	—	—	(31,271)	(470)	(31,741)
	$1,000,824	$540,784	$8,568,729	$939,982	$11,050,319

(1)	Includes £242 million ($366 million) translated into U.S. dollars.
(2)	Represents £357 million translated into U.S. dollars.
(3)	Interest rates on the notes ranged from 2.79% to 6.88% with a weighted average effective interest rate of 4.71% and a weighted average maturity of six years.
(4)	Interest rates on the mortgage debt ranged from 3.16% to 8.35% with a weighted average effective interest rate of 6.21% and a weighted average maturity of three years.
(5)	Excludes $95 million of other debt that represents Life Care Bonds and Demand Notes that have no scheduled maturities.

Other Debt

At September 30, 2015, the Company had $67 million of non-interest bearing life care bonds at two of its continuing care retirement communities and non-interest bearing occupancy fee deposits at two of its senior housing facilities, all of which are payable to certain residents of the facilities (collectively, “Life Care Bonds”). The Life Care Bonds are generally refundable to the residents upon the termination of the contract or upon the successful resale of the unit.

At September 30, 2015, the Company had $28 million of on-demand notes (“Demand Notes”) from the CCRC JV. The Demand Notes bear interest at a rate of 4.5%.

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

Liquidity Support Arrangement

The Company has a 20% ownership interest in an unconsolidated joint venture, HCP Ventures IV, which has $107 million of contractual secured debt obligations (“Contractual Obligations”) coming due through February 2016. In the event: (i) HCP Ventures IV is unable to refinance these Contractual Obligations with third party lenders or (ii) the equity members do not jointly agree to make additional capital contributions to repay such Contractual Obligations, the Company has committed to provide the necessary level of financial support in the form of a shortfall loan to enable HCP Ventures IV to repay such Contractual Obligations.  Additionally, the Company has committed to fund, in the form of a shortfall loan, up to $24.5 million for prior and future capital expenditures of which $21 million has been funded as of September 30, 2015 and included in other assets, net.  This liquidity support arrangement is permitted under the joint venture agreement between the members, and any such funding earns interest at a rate equal to 12% per annum from the date actually advanced until the date it is repaid in full (see Notes 8, 10 and 18).

NOTE 13.   Equity

Common Stock

The following table lists the common stock cash dividends declared by the Company in 2015:

		Amount	Dividend
Declaration Date	Record Date	Per Share	Payable Date
January 29	February 9	$0.565	February 24
April 30	May 11	0.565	May 26
July 30	August 10	0.565	August 25
October 29	November 9	0.565	November 24

In June 2015, the Company established an at-the-market equity offering program (“ATM Program”). Under this program, the Company may sell shares of its common stock from time to time having an aggregate gross sales price of up to $750 million through a consortium of banks acting as sales agents or directly to the banks acting as principals. During the three and nine months ended September 30, 2015, the Company issued 1.25 million shares of common stock at a weighted average price of $40.58  for proceeds of $50 million, net of fees and commissions of $1 million.

The following is a summary of the Company’s other common stock activities (shares in thousands):

	Nine Months Ended September 30,
	2015	2014
Dividend Reinvestment and Stock Purchase Plan	2,345	1,775
Conversion of DownREIT units(1)	75	2
Exercise of stock options	820	131
Vesting of restricted stock units	382	575
Repurchase of common stock	178	297

(1)	Non-managing member LLC units.

Subsequent Event.  During October 2015, the Company issued 589,000 shares of common stock under its ATM Program at a weighted average price of $39.20 for proceeds of $23 million, net of fees and commissions of $350,000.

Accumulated Other Comprehensive Loss

The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	September 30,	December 31,
	2015	2014
Cumulative foreign currency translation adjustment	$(18,844)	$(10,747)
Unrealized losses on cash flow hedges, net	(9,932)	(9,624)
Supplemental Executive Retirement Plan minimum liability	(3,329)	(3,537)
Unrealized (losses) gains on available for sale securities	(345)	13
Total accumulated other comprehensive loss	$(32,450)	$(23,895)

Noncontrolling Interests

At September 30, 2015, non-managing members held an aggregate of 4 million units in five limited liability companies (“DownREITs”), for which the Company is the managing member. At September 30, 2015, the carrying and fair values of these DownREIT units were $186 million and $224 million, respectively.

See Note 17 for the supplemental schedule of non-cash financing activities.

Subsequent Event.   On October 7, 2015, the Company issued a 49% noncontrolling interest in HCP Ventures V to an institutional capital investor for $110 million. HCP Ventures V owns a portfolio of 11 on-campus MOBs located in Texas acquired through a sale-leaseback transaction with Memorial Hermann in June 2015 (see Note 4).

NOTE 14.  Segment Disclosures

The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the medical office segment, the Company invests through the acquisition and development of MOBs, which generally require a greater level of property management. Otherwise, the Company primarily invests, through the acquisition and development of real estate, in single tenant and operator properties and debt issued by tenants and operators in these sectors. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements herein and in the Company’s 2014 Annual Report on Form 10-K filed with the SEC. There were no intersegment sales or transfers during the nine months ended September 30, 2015 and 2014. The Company evaluates performance based upon (i) property net operating income from continuing operations (“NOI”), (ii) adjusted NOI (cash NOI), and (iii) adjusted NOI plus interest income (“Portfolio Income”) of the combined investments in each segment.

Non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, accounts receivable, net, marketable equity securities, deferred financing costs and, if any, real estate held for sale. Interest expense, depreciation and amortization, and non-property specific revenues and expenses are not allocated to individual segments in evaluating the Company’s segment-level performance. See Note 19 for other information regarding concentrations of credit risk.

Summary information for the reportable segments follows (in thousands):

For the three months ended September 30, 2015:

	Senior	Post-acute/	Life	Medical
	Housing	Skilled nursing	Science	Office	Hospital	Total
Rental revenues(1)	$131,267	$132,650	$86,140	$109,915	$22,395	$482,367
Resident fees and services	155,290	—	—	—	—	155,290
Operating expenses	(111,167)	(531)	(17,785)	(43,432)	(600)	(173,515)
NOI	175,390	132,119	68,355	66,483	21,795	464,142
Non-cash adjustments to NOI(2)	(6,141)	(20,362)	(2,613)	(1,363)	286	(30,193)
Adjusted (cash) NOI	169,249	111,757	65,742	65,120	22,081	433,949
Interest income	2,411	17,431	—	—	—	19,842
Portfolio Income	$171,660	$129,188	$65,742	$65,120	$22,081	453,791
Addback non-cash adjustments						30,193
Investment management fee income						454
Interest expense						(122,157)
Depreciation and amortization						(134,704)
General and administrative expenses						(20,534)
Acquisition and pursuit costs						(1,553)
Impairments						(69,622)
Gains on sales of real estate, net of income taxes						52
Other expense, net						(1,026)
Income tax benefit						1,980
Equity income in unconsolidated joint ventures						8,314
Impairment of investments in unconsolidated joint ventures						(27,234)
Net income						$117,954

For the three months ended September 30, 2014:

	Senior	Post-acute/	Life	Medical
	Housing	Skilled nursing	Science	Office	Hospital	Total
Rental revenues(1)	$183,834	$139,205	$79,450	$92,412	$21,560	$516,461
Resident fees and services	62,213	—	—	—	—	62,213
Operating expenses	(43,017)	(534)	(16,637)	(38,459)	(952)	(99,599)
NOI	203,030	138,671	62,813	53,953	20,608	479,075
Non-cash adjustments to NOI(2)	(47,518)	(16,693)	(2,091)	528	130	(65,644)
Adjusted (cash) NOI	155,512	121,978	60,722	54,481	20,738	413,431
Interest income	3,919	13,598	—	—	—	17,517
Portfolio Income	$159,431	$135,576	$60,722	$54,481	$20,738	430,948
Addback non-cash adjustments						65,644
Investment management fee income						447
Interest expense						(111,275)
Depreciation and amortization						(122,975)
General and administrative expenses						(19,479)
Acquisition and pursuit costs						(5,475)
Other expense, net						3,111
Income tax benefit						(55)
Equity income in unconsolidated joint ventures						10,168
Net income						$251,059

For the nine months ended September 30, 2015:

	Senior	Post-acute/	Life	Medical
	Housing	Skilled nursing	Science	Office	Hospital	Total
Rental revenues(1)	$382,559	$404,121	$255,100	$310,805	$66,129	$1,418,714
Resident fees and services	367,141	—	—	—	—	367,141
Operating expenses	(263,191)	(1,602)	(51,718)	(122,469)	(2,908)	(441,888)
NOI	486,509	402,519	203,382	188,336	63,221	1,343,967
Non-cash adjustments to NOI(2)	(11,316)	(57,522)	(8,433)	(4,399)	764	(80,906)
Adjusted (cash) NOI	475,193	344,997	194,949	183,937	63,985	1,263,061
Interest income	22,042	67,007	—	—	—	89,049
Portfolio Income	$497,235	$412,004	$194,949	$183,937	$63,985	1,352,110
Addback non-cash adjustments						80,906
Investment management fee income						1,372
Interest expense						(357,569)
Depreciation and amortization						(369,629)
General and administrative expenses						(74,152)
Acquisition and pursuit costs						(23,350)
Impairments						(592,921)
Gains on sales of real estate, net of income taxes						6,377
Other income, net						11,753
Income tax benefit						6,620
Equity income in unconsolidated joint ventures						33,916
Impairment of investments in unconsolidated joint ventures						(27,234)
Net income						$48,199

For the nine months ended September 30, 2014:

	Senior	Post-acute/	Life	Medical
	Housing	Skilled nursing	Science	Office	Hospital	Total
Rental revenues(1)	$485,823	$415,533	$233,113	$273,215	$64,372	$1,472,056
Resident fees and services	138,205	—	—	—	—	138,205
Operating expenses	(92,388)	(1,599)	(46,247)	(111,140)	(2,799)	(254,173)
NOI	531,640	413,934	186,866	162,075	61,573	1,356,088
Non-cash adjustments to NOI(2)	(72,277)	(51,752)	(7,976)	(795)	301	(132,499)
Adjusted (cash) NOI	459,363	362,182	178,890	161,280	61,874	1,223,589
Interest income	10,633	40,517	—	—	—	51,150
Portfolio Income	$469,996	$402,699	$178,890	$161,280	$61,874	1,274,739
Addback non-cash adjustments						132,499
Investment management fee income						1,340
Interest expense						(324,755)
Depreciation and amortization						(343,496)
General and administrative expenses						(62,034)
Acquisition and pursuit costs						(13,376)
Other income, net						5,750
Income tax expense						(2,840)
Equity income in unconsolidated joint ventures						39,388
Total discontinued operations						29,746
Net income						$736,961

(1)	Represents rental and related revenues, tenant recoveries and income from DFLs.
(2)	Represents straight-line rents, DFL accretion, amortization of market lease intangibles and lease termination fees.

A summary of the Company’s total assets by segment follows (in thousands):

	September 30,	December 31,
Segment	2015	2014
Senior housing	$9,490,110	$8,383,345
Post-acute/skilled nursing	6,368,064	6,875,122
Life science	4,198,937	4,154,789
Medical office	3,439,970	2,988,888
Hospital	639,807	640,253
Gross segment assets	24,136,888	23,042,397
Accumulated depreciation and amortization	(2,895,184)	(2,600,072)
Net segment assets	21,241,704	20,442,325
Other non-segment assets	951,269	927,615
Total assets	$22,192,973	$21,369,940

At both September 30, 2015 and December 31, 2014, goodwill of $50 million was allocated to segment assets as follows: (i) senior housing—$31 million, (ii) post-acute/skilled nursing—$3 million, (iii) medical office—$11 million and (iv) hospital—$5 million.

NOTE 15.    Impairments

On October 28, 2015, the Company concluded that its 9% equity investment in HCRMC (see Note 8) was other-than-temporarily impaired as of September 30, 2015 and recorded an impairment charge of $27 million during the three months ended September 30, 2015. The impairment charge reduced the carrying amount of the Company’s investment in HCRMC from $48 million to its fair value of $21 million. The impairment determination primarily resulted from the Company’s review of recent HCRMC operating results and market and industry data which, among other factors, show a declining trend in admissions from hospitals and continuing trends in mix and length of stay driven by Medicare Advantage and other managed care plans.

The fair value of the Company’s equity investment in HCRMC was based on a discounted cash flow valuation model and inputs were considered to be Level 3 measurements within the fair value hierarchy. Inputs to this valuation model include earnings multiples, discount rate, industry growth rates  of revenue, operating expenses and facility occupancy, some of which influence the Company’s expectation of future cash flows from its investment in HCRMC and, accordingly, the fair value of its investment.

In June 2015 and September 2015, the Company determined that its Four Seasons Notes (see Note 10) were other-than-temporarily impaired resulting from a continued decrease in the fair value of its investment. Although the Company does not intend to sell and does not believe it will be required to sell the Four Seasons Notes before their maturity, the Company determined that a credit loss existed resulting from several factors including: (i) deterioration in Four Seasons’ operating performance since the fourth quarter of 2014 and (ii) credit downgrades received during the first half of 2015.  Accordingly, the Company recorded impairment charges during the three months ended June 30, 2015 and September 30, 2015 of $42 million and $70 million, respectively, reducing the carrying value of the Four Seasons Notes at September 30, 2015 to $100 million  (£66 million). Elli remains obligated to repay the aggregate par value at maturity and interest payments due June 15 and December 15 each year. When the remaining semi-annual interest payments are received, the Company expects to reduce the carrying value of the Four Seasons Notes during the related fiscal period.

The fair value of the Four Seasons Notes used to calculate the impairment charge was based on quoted market prices. However, because the Four Seasons Notes are not actively traded, these prices are considered to be Level 2 measurements within the fair value hierarchy. When calculating the fair value and determining whether a credit loss existed, the Company also evaluated Four Season’s ability to repay the Four Seasons Notes according to their contractual terms based on its estimate of future cash flows. The estimated future cash flow inputs included forecasted revenues, capital expenditures, operating expenses, care home occupancy and continued implementation of Four Seasons’ business plan which includes executing on its business line segmentation and continuing to invest in its core real estate portfolio. This information was consistent with the results of the valuation technique used by the Company to determine if a credit loss existed and to calculate the fair value of the Four Seasons Notes during its impairment review.

In June 2015, the Company determined a MOB was impaired and recognized an impairment charge of $3 million, which reduced the carrying value of the Company’s investment to $400,000. The fair value of the MOB was based on its projected sales prices, which was considered to be a Level 2 measurement within the fair value hierarchy. In July 2015, the Company sold the MOB for $400,000 (see Note 5).

In March 2015, the Company recorded a net impairment charge of $478 million related to its DFL investments with HCRMC (see Note 6).

NOTE 16.   Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator
Income from continuing operations	$117,954	$251,059	$48,199	$707,215
Noncontrolling interests’ share in continuing operations	(2,592)	(3,405)	(8,566)	(10,134)
Income from continuing operations applicable to HCP	115,362	247,654	39,633	697,081
Participating securities’ share in continuing operations	(316)	(446)	(1,020)	(1,999)
Income from continuing operations applicable to common shares	115,046	247,208	38,613	695,082
Discontinued operations	—	—	—	29,746
Noncontrolling interests’ share in discontinued operations	—	—	—	(1,177)
Net income applicable to common shares	$115,046	$247,208	$38,613	$723,651

Denominator
Basic weighted average common shares	463,337	458,799	462,039	458,119
Dilutive potential common shares	249	342	263	354
Diluted weighted average common shares	463,586	459,141	462,302	458,473

Basic earnings per common share
Income from continuing operations	$0.25	$0.54	$0.08	$1.52
Discontinued operations	—	—	—	0.06
Net income applicable to common shares	$0.25	$0.54	$0.08	$1.58

Diluted earnings per common share
Income from continuing operations	$0.25	$0.54	$0.08	$1.52
Discontinued operations	—	—	—	0.06
Net income applicable to common shares	$0.25	$0.54	$0.08	$1.58

Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, which requires the use of the two-class method when computing basic and diluted earnings per share. Options to purchase approximately 1.2 million and 1.1 million shares of common stock that had an exercise price (including deferred compensation expense) in excess of the average closing market price of the Company’s common stock during the three months ended September 30, 2015 and 2014, respectively, were not included in the Company’s earnings per share calculations because they are anti-dilutive. Restricted stock and performance restricted stock units representing 0.3 million and 0.1 million shares of common stock during the three months ended September 30, 2015 and 2014, respectively, were not included because they are anti-dilutive. Additionally, 6 million shares issuable upon conversion of 4 million DownREIT units during the three months ended September 30, 2015 and 2014 were not included because they are anti-dilutive.

NOTE 17.   Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2015	2014
Supplemental cash flow information:
Interest paid, net of capitalized interest	$393,095	$359,483
Income taxes paid	4,808	4,282
Capitalized interest	5,995	8,185
Supplemental schedule of non-cash investing activities:
Accrued construction costs	46,104	28,933
Loan originated in connection with Brookdale Transaction	—	67,640
Real estate contributed to CCRC JV	—	91,603
Settlement of loans receivable as consideration for real estate acquisition	346,745	32,000
Tenant funded tenant improvements owned by HCP	17,552	—
Supplemental schedule of non-cash financing activities:
Vesting of restricted stock units	382	575
Cancellation of restricted stock	—	1
Conversion of non-managing member units into common stock	2,454	73
Noncontrolling interest issued in connection with Brookdale Transaction	—	46,751
Noncontrolling interest and other liabilities, net assumed in connection with the RIDEA III acquisition	61,219	—
Noncontrolling interest issued in connection with real estate acquisitions	3,885	6,321
Noncontrolling interest disposed in connection with real estate sales	—	1,671
Other liabilities assumed with real estate acquisitions	21,076	1,734
Unrealized (losses) gains on available-for-sale securities and derivatives designated as cash flow hedges, net	(647)	1,824

NOTE 18.   Variable Interest Entities

Unconsolidated Variable Interest Entities

At September 30, 2015,  the Company had investments in: (i) three unconsolidated VIE joint ventures; (ii) 48 properties leased to VIE tenants; (iii) a loan to a VIE borrower; and (iv) marketable debt securities of two VIE borrowers. The Company has determined that it is not the primary beneficiary of these VIEs. The Company does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (CCRC OpCo, HCP Ventures IV and Vintage Park discussed below), the Company has no formal involvement in these VIEs beyond its investments.

The Company holds a 49% ownership interest in CCRC OpCo, a joint venture entity formed in August 2014 that operates senior housing properties in a RIDEA structure, that has been identified as a VIE (see Notes 3 and 8). The equity members of CCRC OpCo “lack power” because they share certain operating rights with Brookdale as manager of the CCRCs. The assets of CCRC OpCo primarily consist of the CCRCs that it owns and leases, resident fees receivable, notes receivable, and cash and cash equivalents; its obligations primarily consist of operating lease obligations to CCRC PropCo and accounts payable and expense accruals associated with the cost of its CCRCs’ operations. Assets generated by the CCRC operations (primarily rents from CCRC residents) of CCRC OpCo may only be used to settle its contractual obligations (primarily the rental costs and operating expenses incurred to manage such facilities).

In the first quarter of 2015, upon the occurrence of a reconsideration event, it was determined that HCP Ventures IV is a VIE because this entity is “thinly capitalized.” The ability to control the activities that most significantly impact HCP Ventures IV’s economic performance are shared among equity members. The assets of HCP Ventures IV primarily consist of MOBs and hospitals that it owns and leases, intangible assets, straight-line rents receivable, and cash and cash equivalents; its obligations primarily consist of mortgage debt, member loans, intangible liabilities, deferred revenue, and accounts payable and accrued liabilities associated with the cost of its rental properties. Assets generated by the operations

(primarily rental revenues) of HCP Ventures IV may only be used to settle its contractual obligations (primarily operating expenses and debt service payments).

The Company holds an 85% ownership interest in Vintage Park (see Note 8) that has been identified as a VIE. Although power is shared among equity members, one equity member does not have a substantive investment in the entity. The assets of Vintage Park primarily consist of an in-progress independent living facility development project that it owns and cash and cash equivalents; its obligations primarily consist of accounts payable and expense accruals associated with the cost of the development obligations.  Any assets generated by Vintage Park may only be used to settle its contractual obligations (primarily development expenses and debt service payments).

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

The Company holds commercial mortgage-backed securities (“CMBS”) issued by Federal Home Loan Mortgage Corporation (“Freddie MAC”) through a special purpose entity that has been identified as a VIE because it is “thinly capitalized”. The CMBS issued by the VIE are backed by mortgage debt obligations on real estate assets.

The classification of the related assets and liabilities and their maximum loss exposure as a result of the Company’s involvement with these VIEs at September 30, 2015 are presented below (in thousands):

	Maximum Loss		Carrying
VIE Type	Exposure(1)	Asset/Liability Type	Amount
VIE tenants—DFLs	$600,235	Net investment in DFLs	$600,235
VIE tenants—operating leases	11,299	Lease intangibles, net and straight-line rent receivables	11,299
Four Seasons Notes	100,348	Marketable debt securities	100,348
CCRC OpCo	234,246	Investments in unconsolidated joint ventures	234,246
HCP Ventures IV	152,415	Investments in unconsolidated joint ventures	45,416
Vintage Park	5,745	Investments in unconsolidated joint ventures	5,745
Loan—senior secured	16,987	Loans receivable, net	16,987
CMBS	17,751	Marketable debt securities	17,751

(1)

The Company’s maximum loss exposure related to VIE tenants, CCRC OpCo,  Vintage Park, and loans and marketable debt securities to VIE borrowers represents the aggregate carrying amount of such investments (including accrued interest). The Company’s maximum loss exposure related to HCP Ventures IV represents the aggregate carrying amount of its investments plus commitments under its support arrangement, which may be mitigated by the refinancing of HCP Ventures IV’s Contractual Obligations which it expects to occur as such debt becomes due in late 2015 and early 2016 (see Note 12).

With the exception of HCP Ventures IV, as of September 30, 2015,  the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls). At September 30, 2015, the Company has a loan of $21 million to HCP Ventures IV. HCP Ventures IV has $107 million of Contractual Obligations coming due through February 2016. The Company has committed to provide the necessary level of financial support, in the form of a shortfall loan, to HCP Ventures IV in the event the joint venture is (i) unable to refinance its Contractual Obligations with third party lenders or (ii) the equity members do not jointly agree to make additional capital contributions to repay its

Contractual Obligations.  See Notes 3, 6, 7, 8, 10 and 12 for additional descriptions of the nature, purpose and operating activities of the Company’s unconsolidated VIEs and interests therein.

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

Other consolidated VIEs.  The Company made a  loan to an entity that entered into a tax credit structure (“Tax Credit Subsidiary”) and a loan to an entity that made an investment in a development joint venture (“Development JV”) both of which are considered VIEs. The Company consolidates the Tax Credit Subsidiary and Development JV because it is the primary beneficiary as it has the ability to control the activities that most significantly impact the VIEs’ economic performance. The assets and liabilities of the Tax Credit Subsidiary and Development JV substantially consist of development in progress, notes receivable, prepaid expenses, notes payable, and accounts payable and accrued liabilities generated from their operating activities. Any assets generated by the operating activities of the Tax Credit Subsidiary and Development JV may only be used to settle their contractual obligations.

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

The following tables provide information regarding the Company’s concentrations with respect to certain tenants and operators; the information provided is presented for the gross assets and revenues that are associated with certain tenants and operators as percentages of their respective segment’s and total Company’s gross assets and revenues:

The following table lists the Company’s senior housing concentrations:

	Percentage of		Percentage of		Percentage of
	Gross Assets		Revenues		Revenues
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
Operators	2015	2014	2015	2014	2015	2014
Brookdale(1)	28%	36%	21%	32%	24%	40%
HCRMC	10%	11%	7%	7%	8%	9%

The following table lists the Company’s post-acute/skilled nursing concentrations:

	Percentage of		Percentage of		Percentage of
	Gross Assets		Revenues		Revenues
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
Operators	2015	2014	2015	2014	2015	2014
HCRMC	82%	82%	81%	86%	79%	86%

The following table lists the total Company concentrations:

	Percentage of		Percentage of		Percentage of
	Gross Assets		Revenues		Revenues
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
Operators	2015	2014	2015	2014	2015	2014
HCRMC	28%	31%	21%	25%	23%	27%
Brookdale(1)	12%	13%	9%	13%	10%	15%

(1)

On July 31, 2014, Brookdale completed its acquisition of Emeritus. These percentages of segment revenues and total revenues for the three and nine months ended September 30, 2014 are prepared on a pro forma basis to reflect the combined concentration for Brookdale and Emeritus, as if the merger had occurred as of the beginning of the period presented. On August 29, 2014, the Company and Brookdale amended or terminated all former leases with Emeritus and entered into two RIDEA joint ventures (see Notes  3 and 18). Percentages do not include senior housing facilities that Brookdale manages (is not a tenant) under a RIDEA structure.

HCRMC’s summarized consolidated financial information follows (in millions):

	September 30,	December 31,
	2015	2014
Real estate and other property, net	$2,641.1	$2,934.4
Cash and cash equivalents	150.5	127.9
Goodwill, intangible and other assets, net	4,820.6	4,621.7
Total assets	$7,612.2	$7,684.0

Debt and financing obligations	$6,049.3	$6,108.3
Accounts payable, accrued liabilities and other	975.3	932.7
Total equity	587.6	643.0
Total liabilities and equity	$7,612.2	$7,684.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$1,009.6	$1,026.0	$3,091.1	$3,101.8
Operating, general and administrative expense	(885.7)	(881.3)	(2,667.8)	(2,676.5)
Depreciation and amortization expense	(33.3)	(35.7)	(104.6)	(106.0)
Interest expense	(119.7)	(101.6)	(339.9)	(305.9)
Other income, net	2.6	0.8	7.5	5.4
Loss on disposal of assets	(76.0)	(1.4)	(76.0)	(1.4)
(Loss) income from continuing operations before income tax expense	(102.5)	6.8	(89.7)	17.4
Income taxes	(44.4)	3.1	(38.8)	7.4
(Loss) income from continuing operations	(58.1)	3.7	(50.9)	10.0
Income (loss) from discontinued operations, net of taxes	2.1	2.0	(3.9)	(6.8)
Net (loss) income	$(56.0)	$5.7	$(54.8)	$3.2

As of September 30, 2015, Brookdale provided comprehensive property management and accounting services with respect to 106 of the Company’s senior housing facilities and 14 CCRCs owned by the CCRC JV, for which the Company or joint venture pays annual management fees pursuant to long-term management agreements. Most of the management agreements have initial terms ranging from 10 to 15 years, with three to four 5-year renewals. The base management fees are 4.5% to 5.0% of gross revenues (as defined) generated by the RIDEA facilities. In addition, there are incentive management fees payable to Brookdale if operating results of the RIDEA properties exceed pre-established EBITDAR (as defined) thresholds.

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

NOTE 20.   Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The following table illustrates the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2015 in the consolidated balance sheets (in thousands):

Financial Instrument(1)	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$1,254	$1,254	$—	$—
Interest-rate swap liabilities	7,655	—	7,655	—
Currency swap assets	1,118	—	1,118	—
Warrants	43	—	—	43

(1)	Interest rate and currency swaps, as well as common stock warrant fair values, are determined based on observable and unobservable market assumptions utilizing standardized derivative pricing models.

Recognized gains and losses are recorded in other income, net on the Company’s consolidated statements of operations.  In September 2015, the Company exercised $2 million of warrants classified as Level 3 within the fair value hierarchy in exchange for marketable equity securities classified as Level 1.  During the nine months ended September 30, 2015, there were no other transfers of financial assets or liabilities within the fair value hierarchy.

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

The table below summarizes the carrying values and fair values of the Company’s financial instruments (in thousands):

	September 30, 2015		December 31, 2014
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Loans receivable, net(2)	$765,593	$779,525	$906,961	$898,522
Marketable debt securities(2)	118,019	118,019	231,442	252,125
Marketable equity securities(1)	1,254	1,254	43	43
Warrants(3)	43	43	2,220	2,220
Bank line of credit(2)	1,000,824	1,000,824	838,516	838,516
Term loans(2)	540,784	540,784	213,610	213,610
Senior unsecured notes(1)	8,568,729	8,865,860	7,626,194	8,187,458
Mortgage debt(2)	939,982	984,286	984,431	1,025,091
Other debt(2)	94,561	94,561	97,022	97,022
Interest-rate swap assets(2)	—	—	178	178
Interest-rate swap liabilities(2)	7,655	7,655	7,663	7,663
Currency swap assets(2)	1,118	1,118	929	929

(1)	Level 1: Fair value calculated based on quoted prices in active markets.
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

NOTE 21.   Derivative Financial Instruments

The following table summarizes the Company’s outstanding interest-rate and foreign currency swap contracts as of September 30, 2015 (dollars and GBP in thousands):

			Fixed
		Hedge	Rate/Buy	Floating/Exchange	Notional/
Date Entered	Maturity Date	Designation	Amount	Rate Index	Sell Amount	Fair Value(1)
Interest rate:
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(6,087)
November 2008(3)	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	$25,200	$(1,063)
July 2012(4)	June 2016	Cash Flow	1.81%	1 Month GBP LIBOR+1.20%	£137,000	$(77)
January 2015(4)	October 2017	Cash Flow	1.79%	1 Month GBP LIBOR+0.975%	£220,000	$(428)
Foreign currency:
July 2012(5)	June 2016	N/A	$22,700	Buy USD/Sell GBP	£14,500	$835
July 2014(6)	December 2015	Cash Flow	$1,900	Buy USD/Sell GBP	£1,100	$212
January 2015(7)	October 2017	Cash Flow	$39,800	Buy USD/Sell GBP	£26,300	$72

(1)	Derivative assets are recorded in other assets, net and derivative liabilities are recorded in accounts payable and accrued liabilities on the consolidated balance sheets.
(2)	Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.
(3)	Represents an interest-rate swap contract, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.
(4)	Hedges fluctuations in interest payments on variable-rate unsecured debt due to fluctuations in the underlying benchmark interest rate.
(5)

Currency swap contract (buy USD/sell GBP) hedges the foreign currency exchange risk related to a portion of the Company’s forecasted interest receipts on GBP denominated senior notes. Represents a currency swap to sell £7.2 million at a rate of 1.5695 on various dates through June 2016.

(6)

Currency swap contract (buy USD/sell GBP) hedges the foreign currency exchange risk related to the Company’s forecasted GBP denominated interest receipts on intercompany loans. Represents a currency swap to sell £0.4 million at a rate of 1.7060 on various dates through December 2015.

(7)

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

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of a derivative instrument due to adverse changes in market prices. Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative contracts, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At September 30, 2015, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

On January 12, 2015, the Company entered into an interest-rate swap contract that is designated as hedging the interest payments on its GBP denominated 2015 Term Loan due to fluctuations in the underlying benchmark interest rate (see Note 11). The cash flow hedge has a notional amount of £220 million and matures in October 2017.

On January 12, 2015, the Company entered into a foreign currency swap contract to hedge the foreign currency exchange risk related to a portion of the forecasted GBP interest receipts from its HC-One Facility (see Note 7). The cash flow hedge has a fixed GBP/USD exchange rate of 1.5149 (buy approximately $1.5 million and sell £1.0 million monthly) and matures in October 2017.

On July 27, 2012, the Company entered into a foreign currency swap contract to hedge the foreign currency exchange risk related to a portion of the forecasted GBP interest receipts from a debt investment denominated in GBP. The cash flow hedge has a fixed GBP/USD exchange rate of 1.5695 (buy $11 million and sell £7 million semi-annually) and matures in June 2016. In September 2015, the Company ceased hedge accounting on this foreign currency swap contract and reclassified $0.4 million from Accumulated Other Comprehensive Loss to Other Income, net, and all future changes in fair value of the foreign currency swap contract will be recognized in earnings.

On September 29, 2015, the Company designated £260 million of its GBP-denominated borrowings under the Facility and 2012 term loan as a hedge of a portion of the Company’s net investments in its GBP-functional subsidiaries to limit exposure to fluctuations in the GBP to U.S. Dollars (“USD”) exchange rate. For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to USD of the instrument is recorded as a cumulative translation adjustment component of Accumulated Other Comprehensive Income (Loss). Accordingly, changes in value of the designated £260 million GBP-denominated borrowings due to fluctuations in the GBP to USD exchange rate are reported in Accumulated Other Comprehensive Income (Loss) as the hedging relationship is considered to be effective. The balance of the cumulative translation adjustment will be reclassified to earnings when the hedged investment is sold or substantially liquidated.

During the nine months ended September 30, 2015, the Company determined a portion of a cash flow hedge was ineffective and reclassified $0.4 million of unrealized gains related to this interest-rate swap contract into other income, net.  The Company expects that the hedged forecasted transactions for each of the outstanding qualifying cash flow hedging relationships at September 30, 2015 remain probable of occurring, and as a result, no additional gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings for any other outstanding hedges, other than those discussed above.

To illustrate the effect of movements in the interest rate and foreign currency markets, the Company performed a market sensitivity analysis on its outstanding derivative financial instruments. The Company applied various basis point spreads to the underlying interest rate curves and foreign currency exchange rates of the derivative portfolio in order to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

		Effects of Change in Interest and Foreign Currency Rates
		+50 Basis	-50 Basis	+100 Basis	-100 Basis
Date Entered	Maturity Date	Points	Points	Points	Points
Interest rate:
July 2005	July 2020	$1,108	$(958)	$2,142	$(1,992)
November 2008	October 2016	132	(131)	263	(262)
July 2012	June 2016	802	(664)	1,546	(1,386)
January 2015	October 2017	3,234	(3,650)	6,676	(7,092)
Foreign currency:
July 2012	June 2016	(123)	96	(233)	205
July 2014	December 2015	(9)	8	(17)	16
January 2015	October 2017	(226)	172	(424)	371

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

(a)

our ability to fully evaluate HCR ManorCare, Inc.’s (“HCRMC”) ability to meet its contractual obligations under the HCRMC Lease Amendment and risks related to the impact of the United States (“U.S.”) Department of Justice lawsuit against HCRMC, including the possibility of larger than expected litigation costs, adverse results and related developments;

(b)	our reliance on a concentration of a small number of tenants and operators for a significant portion of our revenues;
(c)

the financial weakness of tenants and operators, including potential bankruptcies, significant litigation exposure and downturns in their businesses, which results in uncertainties regarding our ability to continue to realize the full benefit of such tenants’ and/or operators’ leases or loans;

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

(n)	changes in global, national and local economic conditions, and currency exchange rates;
(o)	changes in the credit ratings on U.S. government debt securities or default or delay in payment by the U.S. of its obligations;
(p)	our ability to manage our indebtedness level and changes in the terms of such indebtedness; and
(q)	the ability to maintain our qualification as a real estate investment trust (“REIT”).

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

Executive Summary

HCP, Inc., a Standard & Poor’s (“S&P”) 500 company, invests primarily in real estate serving the healthcare industry in the United States. We are a Maryland corporation organized in 1985 and qualify as a self-administered REIT. We acquire, develop, lease, manage and dispose of healthcare real estate, and provide financing to healthcare providers. At September 30, 2015, our portfolio of investments, including properties in our unconsolidated joint ventures, consisted of interests in 1,279 facilities.

We invest and manage our real estate portfolio for the long-term to maximize the benefit to our stockholders and support the growth of our dividends. The core elements of our strategy are: (i) to acquire, develop, lease, own and manage a diversified portfolio of quality healthcare properties across multiple business segments and geographic locations (including Europe); (ii) to align ourselves with leading healthcare companies, operators and service providers, which over the long-term should result in higher relative rental rates, net operating cash flows and appreciation of property values; (iii) to concentrate on longer-term escalating triple-net leases with high-quality tenants, while using RIDEA structures for properties that have higher growth potential; (iv) to maintain adequate liquidity with long-term fixed rate debt financing with staggered maturities, which supports the longer-term nature of our investments, while reducing our exposure to interest rate volatility and refinancing risk at any point in the interest rate or credit cycles; and (v) to continue to manage our balance sheet with a targeted financial leverage of approximately 40% relative to our assets.

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

2015 Transaction Overview

HCR ManorCare, Inc.

During the three months ended March  31, 2015, HCP and HCR ManorCare, Inc. (“HCRMC”) agreed to market for sale the real estate and operations associated with 50 non-strategic facilities that are under the Master Lease and Security Agreement (the “Master Lease”) for an estimated total gross sales price of approximately $350 million. HCRMC will receive an annual rent reduction under the Master Lease based on 7.75% of the net sales proceeds received by HCP. Through November 2, 2015, 12 of the facility sales have closed and the remaining facility sales are expected to occur during the fourth quarter of 2015 and the first quarter of 2016.

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

•

Fee ownership in nine post-acute facilities valued at $275 million with a median age of four years, currently owned and operated by HCRMC. HCP will retain a lease receivable of equal value, earning income of $19 million annually (included in the amended initial lease year rent of $473 million above), which will be reduced as the facility purchases are completed. Following the purchase of a facility, HCRMC will lease such facility from the HCP pursuant to the Master Lease. The nine facilities will contribute an aggregate of $19 million of annual rent (subject to escalation) under the Master Lease. Through November 2, 2015, HCRMC and HCP completed four of the nine facility purchases for $99 million.  The purchases of the remaining five facilities are expected to occur by the end of the first quarter of 2016,  subject to customary licensing and regulatory approvals;

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

In March 2015, we recorded a non-cash net impairment charge of $478 million related to our direct financing lease (“DFL”) investments with HCRMC. The non-cash charge reduced the carrying value of the HCRMC DFL investments from $6.6 billion to $6.1 billion, which represented the present value of the future lease payments under the HCRMC Lease Amendment. The impairment determination resulted from discussions with HCRMC in which they expressed an increasing desire to reduce rent in consideration of potential economic trades to HCP prior to the April 1, 2015 rental increase of 3.5% under the Master Lease (without regard to the HCRMC Lease Amendment). HCRMC indicated that they sought an amendment of the Master Lease to provide financial flexibility to meet the reimbursement and competitive challenges they face in operating and growing their business, and to remove any uncertainty that could result from any further deterioration in their operating results and corresponding ability to remain in compliance with the covenants under their credit facilities.

See Note 6 to the Consolidated Financial Statements for additional discussion on the HCRMC Lease Amendment and impairment of our HCRMC direct financing lease investment and Note 8 to the Consolidated Financial Statements for additional discussion regarding the U.S. Department of Justice complaint against HCRMC, which information is incorporated by reference herein.

On October 28, 2015, we concluded that our 9% equity investment in HCRMC was other-than-temporarily impaired as of September 30, 2015 and we recorded an impairment charge of $27 million during the third quarter of 2015. The impairment charge reduced the carrying amount of our equity investment in HCRMC to $21 million. Our impairment determination primarily resulted from our review of recent HCRMC operating results and market and industry data which, among other factors, show a declining trend in admissions from hospitals  and continuing trends in mix and length of stay driven by Medicare Advantage and other managed care plans. Notwithstanding these developments, HCRMC’s financial information indicates that HCRMC will continue to meet its contractual obligations to HCP under the Master Lease as we expect the lease coverage to continue to improve due to the HCRMC Lease Amendment and sale of the 50 non-strategic facilities. Therefore, we continue to believe that the collection and timing of all amounts owed by HCRMC under our Master Lease are reasonably assured.

Acquisition of Private Pay Senior Housing Portfolio

On June 30, 2015, HCP and Brookdale Senior Living, Inc. (“Brookdale”) acquired a portfolio of 35 private pay senior housing communities from Chartwell Retirement Residences, including two leasehold interests, representing 5,025 units for $847 million. The portfolio was acquired in a RIDEA structure (RIDEA III), with Brookdale owning a 10% noncontrolling interest. Brookdale has operated these communities since 2011, and continues to manage the communities under a long-term management agreement.

The Cove Development

In February 2015, we began construction on the first phase, $177 million, of The Cove at Oyster Point (“The Cove”), a life science development in South San Francisco, California. The first phase includes two “class A” buildings totaling 253,000 square  feet that are expected to be completed in the third quarter of 2016.

U.K. Investments

In February 2015, we increased our United Kingdom (“U.K.”) HC-One debt investment (“HC-One Facility”) by £108 million ($164 million) to £502 million ($795 million) in conjunction with HC-One’s acquisition of Meridian Healthcare. At closing, the HC-One Facility was secured by 303 nursing and residential care homes representing over 13,900 beds in the U.K., primarily located in England and Scotland.

In April 2015, we converted £174 million of our total £502 million HC-One Facility to fee ownership in a portfolio of 36 care homes subject to long-term triple-net leases that provide aggregate rent in the first year of £13 million. The contractual rent will increase annually by the Retail Price Index (“RPI”), with rent resets to fair market value at the end of lease years 15 and 25. The triple-net leases have initial terms of 30 years with lessee termination options at the end of lease years 15 and 25.

In May 2015, we provided a £27 million ($42 million) loan to fund Maria Mallaband Care Group’s (“Maria Mallaband”) acquisition of two care homes in the U.K. In July 2015, the loan was converted into fee ownership of the real estate at an equal value and the properties are triple-net leased to Maria Mallaband for an initial term of 15 years.

In September 2015, we amended and increased the commitment under our HC-One Facility by £11 million, primarily to fund a development project in the U.K. and other capital improvements.

Acquisitions of On-Campus Medical Office Buildings

In April 2015, we acquired a medical office building (“MOB”) in Philadelphia, Pennsylvania for $161 million. The MOB is anchored by Thomas Jefferson University Hospital, which is ranked 2nd among best hospitals in the Philadelphia metropolitan area by U.S. News and is owned by ‘A rated’ Thomas Jefferson University. The MOB contains 705,000 rentable square  feet and was 85% occupied at closing.

In June 2015, we expanded our relationship with Memorial Hermann Health System (“Memorial Hermann”) through the acquisition of a portfolio of 11 on-campus MOBs located in Houston, Texas in a sale-leaseback transaction for $225 million. Memorial Hermann, an ‘A rated’ health system, is the largest not-for-profit system in Southeast Texas and maintains the largest market share at 24% in the Houston metro area. The MOB portfolio, located on four campuses, has an aggregate 1.2 million rentable square  feet  and is subject to triple-net master leases with 10-year initial lease terms and four 5-year renewal terms. In October 2015, we issued a 49% noncontrolling interest in this portfolio (“HCP Ventures V”) for $110 million.

In October 2015, we increased our ownership of the Nordstrom Medical Tower in Seattle, Washington to 116,800 square feet by acquiring two fully-occupied condominium units totaling 15,300 rentable square feet for $7 million.

MBK Joint Venture Transactions

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

In September 2015, we formed a new development joint venture with MBK (“MBK Development JV”) which acquired a $3 million parcel of land for the purpose of developing a 74-unit class A senior housing facility in Santa Rosa, California. The parcel of land is located adjacent to the Oakmont Gardens independent living facility currently owned and operated by the MBK JV.

Other Investment Transactions

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

In August 2015, we expanded our senior housing joint venture partnership with Brookdale through the CCRC JV in an add-on expansion within one of its Florida communities for $30 million, of which our contribution was  $8 million.

Financing and Capital Recycling Activities

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

In January 2015, to economically hedge a portion of our foreign currency risk from the HC-One Facility, we completed a £220 million four-year unsecured term loan that accrues interest at GBP LIBOR plus 0.975%, subject to adjustments based on our credit ratings. Concurrently, we entered into a three-year interest rate swap agreement that fixes the rate of the term loan at 1.79%, and a foreign currency swap agreement that fixes the British pound sterling (“GBP”) into U.S. dollars (“USD”) exchange rate at 1.5149 on interest income from the HC-One Facility in excess of interest payments on the term loan. Proceeds from this term loan repaid £220 million of the GBP balance drawn on our revolving credit facility that was used to fund our HC-One Facility in November 2014.

In May 2015, we issued $750 million of 4.00% senior unsecured notes due 2025. The notes were priced at 99.126% of the principal amount with a yield-to-maturity of 4.107%. Net proceeds were used to fund a portion of our investment transactions completed to date.

In June 2015, we established an at-the-market equity offering program (“ATM Program”), in connection with the renewal of our Shelf Registration Statement. Under this program, we may sell shares of our common stock from time to time having an aggregate gross sales price of up to $750 million through a consortium of banks acting as sales agents or directly to the banks acting as principals. During the three and nine months ended September 30, 2015, the Company issued 1.25 million shares of common stock at a weighted average price of $40.58 for proceeds of $50 million, net of fees and commissions of $1 million.

In July 2015, we sold a parcel of land at The Cove for $11 million; additionally, in October 2015, we sold a parcel of land in our life science segment for $40 million.

In October 2015, we issued a 49% noncontrolling interest in HCP Ventures V to an institutional capital investor for $110 million. HCP Ventures V owns the MOB portfolio we acquired through a sale-leaseback transaction with Memorial Hermann in June 2015. We retained a 51% controlling interest in HCP Ventures V and will act as the managing member of the joint venture.

Through November 3, 2015, we received £34 million ($52 million) and $23 million in loan paydowns from asset disposition proceeds relating to our HC-One Facility and loan to Delphis Operations, L.P., respectively.

Dividends

On October 29, 2015, we announced that our Board declared a quarterly common stock cash dividend of $0.565 per share. The common stock dividend will be paid on November 24, 2015 to stockholders of record as of the close of business on November 9, 2015.

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

Non-GAAP Financial Measures

Net Operating Income (“NOI”)

NOI and adjusted NOI are non-GAAP supplemental financial measures used to evaluate the operating performance of real estate. NOI is defined as rental and related revenues, including tenant recoveries, resident fees and services, and income from direct financing leases (“DFLs”), less property level operating expenses; NOI excludes all other financial statement amounts included in net income (loss) as presented in Note 14 to the Consolidated Financial Statements. Management believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL accretion, amortization of market lease intangibles and lease termination fees. Adjusted NOI is oftentimes referred to as “cash NOI.” We use NOI and adjusted NOI to make decisions about resource allocations, to assess and compare property level performance, and evaluate our same property portfolio (“SPP”). We believe that net income (loss) is the most directly comparable U.S. generally accepted accounting principles (“GAAP”) measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect various excluded items. Further, our definition of NOI may not be comparable to the definition used by other REITs or real estate companies, as they may use different methodologies for calculating NOI.  NOI and adjusted NOI are non-GAAP supplemental financial measures; for a reconciliation of net income (loss) to NOI and adjusted NOI and other relevant disclosure, refer to Note 14 to the Consolidated Financial Statements.

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

Same Property Portfolio (“SPP”)

SPP NOI and adjusted NOI information allows us to evaluate the performance of our property portfolio under a consistent population by eliminating changes in the composition of our portfolio of properties. We identify our SPP as stabilized properties that remained in operations and were consistently reported as leased properties or RIDEA properties for the duration of the year over year comparison periods presented, excluding assets held for sale. Accordingly, it takes a stabilized property a minimum of 12 months in operations under a consistent reporting structure to be included in our SPP. Newly acquired operating assets are generally considered stabilized at the earlier of lease up (typically when the tenant(s) controls the physical use of at least 80% of the space) or 12 months from the acquisition date. Newly completed developments and redevelopments are considered stabilized at the earlier of lease up or 24 months from the date the property is placed in service. SPP NOI excludes certain non-property specific operating expenses that are allocated to each operating segment on a consolidated basis. SPP adjusted NOI excludes the effects of foreign exchange rate movements by using the average current period exchange rate to translate from GBP into USD for the comparison periods. A property is removed from our SPP when it is sold, placed into redevelopment or changes its reporting structure.

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

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

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

Overview(1)

Results for the three months ended September 30, 2015 and 2014 follow (dollars in thousands except per share data):

	Three Months Ended		Three Months Ended		Per
	September 30, 2015		September 30, 2014		Share
	Amount	Per Share	Amount	Per Share	Change
FFO	$263,370	$0.57	$377,304	$0.82	$(0.25)
FFO as adjusted	365,800	0.79	346,278	0.75	0.04
FAD	309,946	0.67	297,709	0.65	0.02
Net income applicable to common shares	115,046	0.25	247,208	0.54	(0.29)

________________________________________

(1)  For the reconciliations, see “Non-GAAP Financial Measures Reconciliations” section below.

FFO as adjusted and FAD increased $0.04 and $0.02 per share, respectively, primarily as a result of increased NOI from our 2014 and 2015 acquisitions and SPP. The increases were partially offset by the decline in income from DFLs as a result of the HCRMC Lease Amendment.

FFO and earnings per share (“EPS”)  decreased $0.25 and $0.29 per share, respectively, primarily as a result of: (i) a  $70 million impairment related to our investment in Four Seasons senior notes (“Four Seasons Notes”), (ii) a $27 million impairment related to our equity investment in HCRMC, (iii) foreign currency remeasurement losses of $4 million and (iv)  transaction-related items of $2 million. The decreases were partially offset by: (i) the aforementioned events impacting FFO as adjusted and FAD and (ii) $38 million recognized in 2014 in net fees for terminating the leases on the 49 senior housing properties in the transaction completed with Brookdale in August 2014 (the “Brookdale Transaction”).

Segment NOI and Adjusted NOI

The tables below provide selected operating information for our SPP and total property portfolio for each of our business segments. Our consolidated SPP for the three months ended September 30, 2015 consists of 1,033 properties representing properties acquired or placed in service and stabilized on or prior to July 1, 2014 and that remained in operations under a consistent reporting structure through September 30, 2015. Our consolidated total property portfolio represents 1,184 and 1,103 properties at September 30, 2015 and 2014, respectively.

Results as of and for the three months ended September 30, 2015 and 2014 (dollars and square feet in thousands except per capacity data) follows:

Senior Housing

	SPP			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Rental revenues(1)	$128,503	$128,137	$366	$131,267	$183,834	$(52,567)
Resident fees and services	40,304	38,419	1,885	155,290	62,213	93,077
Total segment revenues	168,807	166,556	2,251	286,557	246,047	40,510
Operating expenses	(26,104)	(24,206)	(1,898)	(111,167)	(43,017)	(68,150)
NOI	142,703	142,350	353	175,390	203,030	(27,640)
Non-cash adjustments to NOI	(5,862)	(8,672)	2,810	(6,141)	(47,518)	41,377
Adjusted NOI	$136,841	$133,678	$3,163	$169,249	$155,512	$13,737
Adjusted NOI % change			2.4%
Property count(2)	402	402		508	463
Average capacity (units)(3)	38,867	39,142		50,498	44,202
Average annual rent per unit(4)	$14,124	$13,719		$13,500	$14,154

(1)	Represents rental and related revenues and income from DFLs.
(2)

From our past presentation of SPP for the three months ended September 30, 2014, we removed 10 senior housing properties from SPP that were sold and three senior housing properties that were contributed to partnerships under a RIDEA structure, and no longer meet our criteria for SPP as of the date of contribution.

(3)	Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.
(4)	Average annual rent per unit for RIDEA properties is based on NOI.

SPP Adjusted NOI. SPP adjusted NOI improved primarily as a result of annual rent increases.

Total Portfolio NOI. Our total portfolio NOI decreased primarily as a result of: (i) $34 million related to terminating the leases on 49 senior housing properties and converting to a RIDEA structure in the Brookdale Transaction, (ii) contributing three assets into the CCRC JV in August 2014 and (iii) the sale of nine assets in January 2015 and May 2015 as part of the Brookdale Transaction (see Notes 3 and 5 to the Consolidated Financial Statements), partially offset by the impact from our senior housing acquisitions in 2014 and 2015,  primarily from our RIDEA III transaction in June 2015 (see Note 4 to the Consolidated Financial Statements), and results from our SPP.

Post-Acute/Skilled Nursing

	SPP			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Rental revenues(1)	$128,549	$138,750	$(10,201)	$132,650	$139,205	$(6,555)
Operating expenses	(76)	(73)	(3)	(531)	(534)	3
NOI	128,473	138,677	(10,204)	132,119	138,671	(6,552)
Non-cash adjustments to NOI	(19,865)	(16,639)	(3,226)	(20,362)	(16,693)	(3,669)
Adjusted NOI	$108,608	$122,038	$(13,430)	$111,757	$121,978	$(10,221)
Adjusted NOI % change			(11.0)%
Property count(2)	300	300		321	301
Average capacity (beds)(3)	37,981	38,222		39,363	38,400
Average annual rent per bed	$11,445	$12,778		$11,410	$12,761

(1)	Represents rental and related revenues and income from DFLs.
(2)	From our past presentation of SPP for the three months ended September 30, 2014, we removed a post-acute/skilled nursing facility from SPP that was sold.
(3)	Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.

NOI and Adjusted NOI.  SPP and total portfolio NOI and adjusted NOI decreased primarily as a result of the HCRMC Lease Amendment. See “2015 Transaction Overview” above for further discussion on developments with HCRMC,   including the September 2015 impairment related to our equity investment in HCRMC.

Life Science

	SPP			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Rental and related revenues	$67,799	$64,357	$3,442	$71,304	$66,273	$5,031
Tenant recoveries	14,074	12,519	1,555	14,836	13,177	1,659
Total segment revenues	81,873	76,876	4,997	86,140	79,450	6,690
Operating expenses	(15,749)	(14,592)	(1,157)	(17,785)	(16,637)	(1,148)
NOI	66,124	62,284	3,840	68,355	62,813	5,542
Non-cash adjustments to NOI	(2,339)	(1,961)	(378)	(2,613)	(2,091)	(522)
Adjusted NOI	$63,785	$60,323	$3,462	$65,742	$60,722	$5,020
Adjusted NOI % change			5.7%
Property count(1)	109	109		112	112
Average occupancy	97.6%	93.6%		97.7%	93.7%
Average occupied square feet	6,906	6,610		7,209	6,739
Average annual total segment revenues per occupied square foot	$46	$45		$46	$46
Average annual base rent per occupied square foot	$38	$38		$38	$38

(1)

From our past presentation of SPP for the three months ended September 30, 2014, we removed a life science facility from SPP that was placed into land held for development, which no longer meets our criteria for SPP as of the date placed into development.

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

During the three months ended September 30, 2015,  88,000 square feet of new and renewal leases commenced at an average annual base rent of $39.85 per square foot compared to 64,000 square feet of expired and terminated leases with an average annual base rent of $41.15 per square foot.

Medical Office

	SPP			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Rental and related revenues	$77,058	$74,135	$2,923	$92,275	$76,876	$15,399
Tenant recoveries	15,104	14,730	374	17,640	15,536	2,104
Total segment revenues	92,162	88,865	3,297	109,915	92,412	17,503
Operating expenses	(36,195)	(35,614)	(581)	(43,432)	(38,459)	(4,973)
NOI	55,967	53,251	2,716	66,483	53,953	12,530
Non-cash adjustments to NOI	132	584	(452)	(1,363)	528	(1,891)
Adjusted NOI	$56,099	$53,835	$2,264	$65,120	$54,481	$10,639
Adjusted NOI % change			4.2%
Property count(1)	206	206		227	211
Average occupancy	90.3%	90.9%		91.3%	90.7%
Average occupied square feet	12,676	12,758		15,556	13,347
Average annual total segment revenues per occupied square foot	$29	$28		$28	$28
Average annual base rent per occupied square foot	$24	$23		$23	$23

(1)	From our past presentation of SPP for the three months ended September 30, 2014, we removed a MOB from SPP that was sold.

SPP NOI and Adjusted NOI.  SPP NOI and adjusted NOI increased as a result of annual rent escalations.

Total Portfolio NOI and Adjusted NOI.  Our total portfolio NOI and adjusted NOI increased primarily as a result of the impact of our MOB acquisitions in the second half of 2014 and 2015.

During the three months ended September 30, 2015,  572,000 square feet of new and renewal leases commenced at an average annual base rent of $23.87 per square foot compared to 517,000 square feet of expiring and terminated leases with an average annual base rent of $23.40 per square foot. During the three months ended September 30, 2015, we disposed of 17,000 square feet with an average annual base rent of $17.50 per square foot.

Hospital

	SPP			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Rental revenues(1)	$21,773	$20,937	$836	$21,787	$20,950	$837
Tenant recoveries	609	610	(1)	608	610	(2)
Total segment revenues	22,382	21,547	835	22,395	21,560	835
Operating expenses	(601)	(950)	349	(600)	(952)	352
NOI	21,781	20,597	1,184	21,795	20,608	1,187
Non-cash adjustments to NOI	288	130	158	286	130	156
Adjusted NOI	$22,069	$20,727	$1,342	$22,081	$20,738	$1,343
Adjusted NOI % change			6.5%
Property count	16	16		16	16
Average capacity (beds)(2)	2,223	2,221		2,223	2,221
Average annual rent per bed	$40,797	$39,040		$40,816	$39,063

(1)	Represents rental and related revenues and income from DFLs.
(2)

Represents capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

NOI and Adjusted NOI.  SPP and total portfolio NOI and adjusted NOI increased primarily as a result of the recovery of rents and operating expenses from the first half of 2015 from one of our hospitals.

Other Income and Expense Items

Interest income

Interest income increased $2  million to $20 million for the three months ended September 30, 2015. The increase was primarily the result of: (i) our HC-One  Facility funded in November 2014 and February 2015 (see Note 7 to the Consolidated Financial Statements), (ii) additional fundings under our mezzanine loan facility with Tandem in May 2015 (see Note 7 to the Consolidated Financial Statements), offset by a change in interest income recognition on our investment in the Four Seasons Notes (see Note 15 to the Consolidated Financial Statements).

Interest expense

Interest expense increased $11 million to $122 million for the three months ended September 30, 2015. The increase was primarily the result of: (i) our senior unsecured notes offerings during 2014 and 2015,  (ii) increased borrowings under our line of credit facility and (iii) increased borrowings from our term loan originated in 2015. The increases in interest expense were partially offset by repayments of senior unsecured notes and mortgage debt that matured during 2014 and 2015. The increased borrowings were used to fund our investment activities and to refinance our debt maturities.

Our exposure to expense fluctuations related to our variable rate indebtedness is substantially mitigated by our interest rate swap contracts. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of September 30, (1)
	2015	2014
Balance:
Fixed rate	$10,081,236	$9,066,872
Variable rate	1,000,824	78,500
Total	$11,082,060	$9,145,372
Percent of total debt:
Fixed rate	91.0%	99.1%
Variable rate	9.0%	0.9%
Total	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate	4.70%	5.05%
Variable rate	1.52%	1.26%
Total	4.41%	5.01%

(1)

At  September 30, 2015,  excludes $95 million of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities and demand notes that have no scheduled maturities. At  September 30, 2014, excludes $98 million of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities. At September 30, 2015 and 2014, $71 million and $72 million, respectively, of variable-rate mortgages and £357 million and £137 million ($541 million and $222 million), respectively, of term loans are presented as fixed-rate debt as the interest payments were swapped from variable to fixed (see Note 21 to the Consolidated Financial Statements).

Depreciation and amortization expense

Depreciation and amortization expense increased $12 million to $135 million for the three months ended September 30, 2015. The increase was primarily the result of the impact of our acquisitions and redevelopment projects placed in service during 2014 and 2015. The increases in depreciation and amortization expense were partially offset by additional depreciation expense recognized in the third quarter of 2014 as a result of a change in estimate of the depreciable life and residual value of certain properties.

General and administrative expenses

General and administrative expenses increased $1 million to $21 million for the three months ended September 30, 2015. The increase was primarily the result of higher compensation related expenses.

Acquisition and pursuit costs

Acquisition and pursuit costs decreased $4 million to $2 million for the three months ended September 30, 2015. The decrease was primarily due to lower levels of transactional activity in 2015 compared to the same period in 2014 as a result of the Brookdale Transaction. Acquisition and pursuit costs were previously included in general and administrative expenses.

Impairments

During the three months ended September 30, 2015, we recognized an impairment charge of $70 million related to our investment in Four Seasons Notes (see Note 15 to the Consolidated Financial Statements).

Other (expense) income, net

Other (expense) income, net decreased $4 million to an expense of $1 million for the three months ended September 30, 2015. The decrease was primarily the result of the impact from remeasuring assets and liabilities denominated in GBP to USD.

Income tax benefit (expense)

Income taxes decreased $2 million to a benefit of $2 million for the three months ended September 30, 2015. The decrease was primarily the result of the tax benefit related to our share of losses from our RIDEA joint ventures formed as part of the Brookdale Transaction and related to our U.K. real estate investments in 2015.

Equity income from unconsolidated joint ventures

Equity income from unconsolidated joint ventures decreased $2 million to $8 million for the three months ended September 30, 2015.  The decrease was primarily the result of our share of losses recognized from the CCRC JV.

Impairment of investments in unconsolidated joint ventures

During the three months ended September 30, 2015, we recognized an impairment charge of $27 million related to our equity investment in HCRMC (see Note 15 to the Consolidated Financial Statements).

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014

Overview(1)

Results for the nine months ended September 30, 2015 and 2014 follow (dollars in thousands except per share data):

	Nine Months Ended		Nine Months Ended		Per
	September 30, 2015		September 30, 2014		Share
	Amount	Per Share	Amount	Per Share	Change
FFO	$447,838	$0.97	$1,056,888	$2.30	$(1.33)
FFO as adjusted	1,095,234	2.36	1,033,763	2.25	0.11
FAD	948,257	2.05	873,855	1.90	0.15
Net income applicable to common shares	38,613	0.08	723,651	1.58	(1.50)

________________________________________

(1)	For the reconciliations, see “Non-GAAP Financial Measures Reconciliations” section below.

FFO as adjusted and FAD increased $0.11 and $0.15 per share, respectively, primarily as a result of increased NOI from our 2014 and 2015 acquisitions and SPP, and incremental interest income from the repayments of two development loans resulting from our share in the appreciation of the underlying real estate assets. The increases were partially offset by the decline in income from DFLs as a result of the HCRMC Lease Amendment.

FFO and EPS decreased $1.33 and $1.50 per share, respectively, primarily as a result of: (i) a $478 million impairment related to our DFL investments with HCRMC, (ii) $112 million of impairments related to our investment in Four Seasons Notes,  (iii) transaction-related items of $29 million, (iv) a $27 million impairment related to our equity investment in

HCRMC and (v)  a severance-related charge of $7 million. The decreases were partially offset by: (i) the aforementioned events impacting FFO as adjusted and FAD (ii) $38 million recognized in 2014 in net fees for terminating the leases on the 49 senior housing properties in the Brookdale Transaction and (iii) foreign currency remeasurement gains of $5 million.

Segment NOI and Adjusted NOI

The tables below provide selected operating information for our SPP and total property portfolio for each of our business segments. Our consolidated SPP for the nine months ended September 30, 2015 consists of 1,007 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2014 and that remained in operations under a consistent reporting structure through September 30, 2015.

Results as of and for the nine months ended September 30, 2015 and 2014 (dollars and square feet in thousands except per capacity data) follows:

Senior Housing

	SPP			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Rental revenues(1)	$374,178	$372,620	$1,558	$382,559	$485,823	$(103,264)
Resident fees and services	119,373	114,398	4,975	367,141	138,205	228,936
Total segment revenues	493,551	487,018	6,533	749,700	624,028	125,672
Operating expenses	(75,359)	(72,538)	(2,821)	(263,191)	(92,388)	(170,803)
NOI	418,192	414,480	3,712	486,509	531,640	(45,131)
Non-cash adjustments to NOI	(19,056)	(29,862)	10,806	(11,316)	(72,277)	60,961
Adjusted NOI	$399,136	$384,618	$14,518	$475,193	$459,363	$15,830
Adjusted NOI % change			3.8%
Property count(2)	380	380		508	463
Average capacity (units)(3)	37,839	38,113		46,729	45,123
Average annual rent per unit(4)	$14,106	$13,497		$13,654	$13,654

________________________________________

(1)	Represents rental and related revenues and income from DFLs.
(2)

From our past presentation of SPP for the nine months ended September 30, 2014, we removed nine senior housing properties from SPP that were sold and three senior housing properties that were contributed to partnerships under a RIDEA structure,  and no longer meet our criteria for SPP as of the date of contribution.

(3)	Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.
(4)	Average annual rent per unit for RIDEA properties is based on NOI.

SPP Adjusted NOI. SPP adjusted NOI improved as a result of annual rent increases and improved performance from RIDEA properties.

Total Portfolio NOI.  Our total portfolio NOI decreased primarily as a result of:  (i) $23 million related to terminating the leases on 49 senior housing properties and converting to a RIDEA structure in the Brookdale Transaction, (ii) an $8 million net termination fee related to our RIDEA III acquisition (see Note 4 to the Consolidated Financial Statements), (iii)  contributing three assets into the CCRC JV in August 2014 and (iv) the sale of nine assets in January 2015 and May 2015 as part of the Brookdale Transaction (see Notes  3 and 5 to the Consolidated Financial Statements). The decreases in NOI were partially offset by the impact from our SPP and senior housing acquisitions in 2014 and 2015 primarily from our RIDEA III transaction in June 2015 (see Note 4 to the Consolidated Financial Statements).

Post-Acute/Skilled Nursing

	SPP			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Rental revenues(1)	$395,435	$413,204	$(17,769)	$404,121	$415,533	$(11,412)
Operating expenses	(230)	(214)	(16)	(1,602)	(1,599)	(3)
NOI	395,205	412,990	(17,785)	402,519	413,934	(11,415)
Non-cash adjustments to NOI	(56,493)	(51,516)	(4,977)	(57,522)	(51,752)	(5,770)
Adjusted NOI	$338,712	$361,474	$(22,762)	$344,997	$362,182	$(17,185)
Adjusted NOI % change			(6.3)%
Property count(2)	300	300		321	301
Average capacity (beds)(3)	37,981	38,222		38,904	38,481
Average annual rent per bed	$11,897	$12,616		$11,877	$12,603

________________________________________

(1)	Represents rental and related revenues and income from DFLs.
(2)	From our past presentation of SPP for the nine months ended September 30, 2014, we removed a post-acute/skilled nursing facility from SPP that was sold.
(3)	Represents average capacity as reported by the respective tenants or operators for the twelve-month period and a quarter in arrears from the periods presented.

NOI and Adjusted NOI.  SPP and total portfolio NOI and adjusted NOI decreased primarily as a result of the HCRMC Lease Amendment. See 2015 Transaction Overview” above for further discussion of developments with HCRMC,  including the September 2015 impairment related to our equity investment in HCRMC.

Life Science

	SPP			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Rental and related revenues	$197,231	$188,660	$8,571	$211,411	$196,384	$15,027
Tenant recoveries	39,679	34,631	5,048	43,689	36,729	6,960
Total segment revenues	236,910	223,291	13,619	255,100	233,113	21,987
Operating expenses	(43,562)	(40,240)	(3,322)	(51,718)	(46,247)	(5,471)
NOI	193,348	183,051	10,297	203,382	186,866	16,516
Non-cash adjustments to NOI	(7,244)	(7,344)	100	(8,433)	(7,976)	(457)
Adjusted NOI	$186,104	$175,707	$10,397	$194,949	$178,890	$16,059
Adjusted NOI % change			5.9%
Property count(1)	107	107		112	112
Average occupancy	96.9%	92.2%		96.8%	92.4%
Average occupied square feet	6,710	6,379		7,141	6,572
Average annual total revenues per occupied square foot(1)	$46	$45		$46	$46
Average annual base rent per occupied square foot	$38	$38		$38	$38

________________________________________

(1)

From our past presentation of SPP for the nine months ended September 30, 2014, we removed a life science facility from SPP that was placed into land held for development, which no longer meets our criteria for SPP as of the date placed into development.

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

During the nine months ended September 30, 2015,  628,000 square feet of new and renewal leases commenced at an average annual base rent of $34.22 per square foot compared to 357,000 square feet of expired and terminated leases with an average annual base rent of $35.61 per square foot.

Medical Office

	SPP			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Rental and related revenues	$226,579	$222,661	$3,918	$262,047	$229,880	$32,167
Tenant recoveries	42,568	41,914	654	48,758	43,335	5,423
Total revenues	269,147	264,575	4,572	310,805	273,215	37,590
Operating expenses	(103,960)	(102,675)	(1,285)	(122,469)	(111,140)	(11,329)
NOI	165,187	161,900	3,287	188,336	162,075	26,261
Non-cash adjustments to NOI	(1,040)	(704)	(336)	(4,399)	(795)	(3,604)
Adjusted NOI	$164,147	$161,196	$2,951	$183,937	$161,280	$22,657
Adjusted NOI % change			1.8%
Property count(1)	204	204		227	211
Average occupancy	90.4%	91.2%		90.8%	90.8%
Average occupied square feet	12,548	12,665		14,502	13,046
Average annual total revenues per occupied square foot	$28	$28		$28	$28
Average annual base rent per occupied square foot	$24	$23		$24	$23

(1)	From our past presentation of SPP for the nine months ended September 30, 2014, we removed a MOB from SPP that was sold.

SPP NOI and Adjusted NOI.  SPP NOI and adjusted NOI increased as a result of annual rent escalations.

Total Portfolio NOI and Adjusted NOI.  Our total portfolio NOI and adjusted NOI increased primarily as a result of the impact of our MOB acquisitions in 2014 and 2015.

During the nine months ended September 30, 2015,  1.7 million square feet of new and renewal leases commenced at an average annual base rent of $24.42 per square foot compared to 1.8 million square feet of expiring and terminated leases with an average annual base rent of $24.54 per square foot. During the nine months ended September 30, 2015, we acquired 1.9 million square feet with an average annual base rent of $16.02 per square foot,  including 1.2 million square feet with a triple net annual base rent of $10.74 per square foot, and disposed of 17,000 square feet with an average annual base rent of $17.50 per square foot.

Hospital

	SPP			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Rental revenues(1)	$64,182	$62,532	$1,650	$64,220	$62,569	$1,651
Tenant recoveries	1,909	1,802	107	1,909	1,803	106
Total segment revenues	66,091	64,334	1,757	66,129	64,372	1,757
Operating expenses	(2,908)	(2,792)	(116)	(2,908)	(2,799)	(109)
NOI	63,183	61,542	1,641	63,221	61,573	1,648
Non-cash adjustments to NOI	764	302	462	764	301	463
Adjusted NOI	$63,947	$61,844	$2,103	$63,985	$61,874	$2,111
Adjusted NOI % change			3.4%
Property count	16	16		16	16
Average capacity (beds)(2)	2,223	2,221		2,223	2,221
Average annual rent per bed	$40,104	$38,803		$40,127	$38,825

________________________________________

(1)	Represents rental and related revenues and income from DFLs.
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

Other Income and Expense Items

Interest income

Interest income increased $38 million to $89 million for the nine months ended September 30, 2015. The increase was primarily the result of: (i) fundings through our HC-One Facility in November 2014 and February 2015 (see Note 7 to the Consolidated Financial Statements), (ii) incremental interest income from the repayments of two development loans resulting from the appreciation of the underlying real estate assets and (iii) additional fundings under our mezzanine loan facility with Tandem in May 2015 (see Note 7 to the Consolidated Financial Statements). The increases in interest income were partially offset by a change in interest income recognition on our investment in the Four Seasons Notes (see Note 15 to the Consolidated Financial Statements).

Interest expense

Interest expense increased $33 million to $358 million for the nine months ended September 30, 2015. The increase was primarily the result of: (i) our senior unsecured notes offerings during 2014 and 2015, (ii) increased borrowings from our term loan originated in 2015, (iii) increased borrowings under our line of credit facility and (iv) lower capitalized interest. The increases in interest expense were partially offset by repayments of senior unsecured notes and mortgage debt that matured during 2014 and 2015. The increased borrowings were used to fund our investment activities and to refinance our debt maturities.

Our exposure to expense fluctuations related to our variable rate indebtedness is substantially mitigated by our interest rate swap contracts. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.

Depreciation and amortization expense

Depreciation and amortization expense increased $26 million to $370 million for the nine months ended September 30, 2015. The increase was primarily the result of the impact of our acquisitions and redevelopment projects placed in service during 2014 and 2015. The increases in depreciation and amortization expense were partially offset by additional depreciation expense recognized in 2014 as a result of a change in estimate of the depreciable life and residual value of certain properties.

General and administrative expenses

General and administrative expenses increased $12 million to $74 million for the nine months ended September 30, 2015.  The increase was primarily the result of a $7 million severance-related charge resulting from the resignation of our former Executive Vice President and Chief Investment Officer in June 2015.  In addition, the increase was the result of higher compensation related expenses.

Acquisition and pursuit costs

Acquisition and pursuit costs increased $10 million to $23 million for the nine months ended September 30, 2015. The increase was primarily due to higher levels of transactional activity in 2015. Acquisition and pursuit costs were previously included in general and administrative expenses.

Impairments

During the nine months ended September 30, 2015, we recognized the following impairment charges: (i) $478 million related to our DFL investments with HCRMC, (ii) $112 million related to our investment in Four Seasons Notes and (iii) $3 million related to a MOB. See Notes 6 and 15 to the Consolidated Financial Statements.

Other (expense) income, net

Other (expense) income, net increased $6 million to $12 million for the nine months ended September 30, 2015. The increase was primarily the result of the impact from remeasuring assets and liabilities denominated in GBP to USD.

Income tax benefit (expense)

Income taxes decreased $9 million to a benefit of $7 million for the nine months ended September 30, 2015.  The decrease was primarily the result of the tax benefit related to our share of operating losses from our RIDEA joint ventures formed as part of the Brookdale Transaction and related to our U.K. real estate investments in 2015.

Equity income from unconsolidated joint ventures

Equity income from unconsolidated joint ventures decreased $5 million to $34 million for the nine months ended September 30, 2015. The decrease was primarily the result of our share of losses recognized from the CCRC JV.

Impairment of investments in unconsolidated joint ventures

During the nine months ended September 30, 2015, we recognized an impairment charge of $27 million related to our equity investment in HCRMC (see Note 15 to the Consolidated Financial Statements).

Gain on sales of real estate

During the nine months ended September 30, 2015, we sold nine senior housing facilities and a MOB and recognized gains of $6 million. During the nine months ended September 30, 2014, we sold two post-acute/skilled nursing facilities, a hospital and a MOB, recognizing gains of $28 million.

Liquidity and Capital Resources

We anticipate: (i) funding recurring operating expenses, (ii) meeting debt service requirements including principal payments and maturities, and (iii) satisfying our distributions to our stockholders and non-controlling interest members,  for the next 12 months primarily by using cash flow from operations, available cash balances and cash from our various financing activities.

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

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, as noted below, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our credit ratings. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. As of October 30, 2015, we had a credit rating of BBB+ from Fitch, Baa1 from Moody’s and BBB+ from S&P on our senior unsecured debt securities.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $120 million and $184 million at September 30, 2015 and December 31, 2014, respectively, representing a decrease of $64 million. The following table sets forth changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change
Net cash provided by operating activities	$867,660	$883,022	$(15,362)
Net cash used in investing activities	(1,685,585)	(957,225)	(728,360)
Net cash provided by (used in) financing activities	755,880	(142,825)	898,705

The decrease in operating cash flow is the result of a net paydown of working capital. Our cash flow from operations is dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

The following are significant investing and financing activities for the nine months ended September 30, 2015:

•	made investments of $1.8 billion (development and acquisition of real estate, and investments in unconsolidated joint ventures and loans);
•	paid dividends on common stock of $784 million, which were generally funded by cash provided by our operating activities and cash on hand; and

•

raised proceeds of $2.0 billion primarily from issuances of senior unsecured notes, the term loan originated in January 2015, our net borrowings under our bank line of credit, and issuances of common stock; and repaid $450 million of senior unsecured notes and mortgage debt.

Debt

Bank Line of Credit and Term Loan

Our $2.0 billion unsecured revolving line of credit facility (the “Facility”) matures on March 31, 2018 and contains a one-year extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends upon our credit ratings. We pay a facility fee on the entire revolving commitment that depends on our credit ratings. Based on our credit ratings at October  30, 2015, the margin on the Facility was 0.925%, and the facility fee was 0.15%. The Facility also includes a feature that will allow us to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At September 30, 2015,  we had $1.0 billion, including £242 million ($366 million), outstanding under the Facility with a weighted average effective interest rate of 1.52%.

On January 12, 2015, we entered into a credit agreement with a syndicate of banks for a £220 million  ($333 million at September 30, 2015) four-year unsecured term loan (the “2015 Term Loan”) that accrues interest at a rate of GBP LIBOR plus 0.975%, subject to adjustments based on our credit ratings. Proceeds from this term loan were used to repay a  £220 million draw on the Facility that partially funded the November 2014 HC-One Facility (see Note 7 to the Consolidated Financial Statements). Concurrently, we entered into a three-year interest rate swap agreement that effectively fixes the interest rate of the 2015 Term Loan at 1.79% (see Note 21 to the Consolidated Financial Statements). The 2015 Term Loan contains a one-year committed extension option.

The Facility and term loans contain certain financial restrictions and other customary requirements,  including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60% and (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times. The Facility and term loans also require a Minimum Consolidated Tangible Net Worth of $9.5 billion at September 30, 2015. At September 30, 2015, we were in compliance with each of these restrictions and requirements.

Senior Unsecured Notes

At September 30, 2015, we had senior unsecured notes outstanding with an aggregate principal balance of $8.6 billion. Interest rates on the notes ranged from 2.79% to 6.88%  with a weighted average effective interest rate of 4.71% and a weighted average maturity of six years at September 30, 2015. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. We believe we were in compliance with these covenants at September 30, 2015.

Mortgage Debt

At September 30, 2015, we had $940 million in aggregate principal amount of mortgage debt outstanding, which is secured by 63 healthcare facilities (including redevelopment properties) with a carrying value of $1.2 billion. At  September 30, 2015, interest rates on the mortgage debt ranged from 3.16% to 8.35% with a weighted average effective interest rate of 6.21% and a weighted average maturity of three years.

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

Equity

At September 30, 2015, we had 464 million shares of common stock outstanding. At September 30, 2015, equity totaled $10.5 billion and our equity securities had a market value of $17.5 billion.

At September 30, 2015, non-managing members held an aggregate of 4 million units in five limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

At-The-Market Program

In June 2015, we established an ATM Program, in connection with the renewal of our Shelf Registration Statement. Under this program, we may sell shares of our common stock from time to time having an aggregate gross sales price of up to $750 million through a consortium of banks acting as sales agents or directly to the banks acting as principals. During the three and nine months ended September 30, 2015, we issued 1.25 million shares of common stock at a weighted average price of $40.58 for proceeds of $50 million, net of fees and commissions of $1 million.  During October 2015, we issued 589,000 shares of common stock at a weighted average price of $39.20 for proceeds of $23 million, net of fees and commissions of $350,000. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under our program.

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

Capital Market Outlook

The capital markets have facilitated our continued growth, including our international expansion. For the 21 months ended September 30, 2015, we have raised $2.5 billion in senior unsecured notes, originated a £220 million ($333 million) four-year unsecured term loan and increased our Facility from $1.5 billion to $2.0 billion. The capital raised, in combination with available cash and borrowing capacity under our Facility, supported $2.1 billion and $1.9 billion of investments completed during the year ended December 31, 2014 and nine months ended September 30, 2015, respectively. We believe our equity and debt investors, as well as our banking relationships, will provide additional capital as we pursue new investment opportunities.

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at September 30, 2015 (in thousands):

		2015			More than
	Total(1)	(Three months)	2016-2017	2018-2019	Five Years
Bank line of credit(2)	$1,000,824	$—	$—	$1,000,824	$—
Term loans(3)	540,784	—	207,528	333,256	—
Senior unsecured notes	8,600,000	—	1,650,000	1,050,000	5,900,000
Mortgage debt	940,452	7,542	861,085	8,655	63,170
Construction loan commitments(4)	62,634	18,704	43,930	—	—
Development commitments(5)	94,384	48,370	46,014	—	—
Ground and other operating leases	385,887	2,155	14,750	13,972	355,010
HCP Ventures IV support commitment	110,790	57,790	53,000	—	—
Interest(6)	2,686,146	61,067	832,257	553,628	1,239,194
Total	$14,421,901	$195,628	$3,708,564	$2,960,335	$7,557,374

(1)	Excludes $95 million of other debt that represents Life Care Bonds and Demand Notes that have no scheduled maturities.
(2)	Includes £242 million ($366 million) translated to USD.
(3)	Represents £357 million translated to USD.
(4)	Represents commitments to finance development projects, related working capital and capital expenditures. Includes £40 million ($60 million) translated to USD.
(5)	Represents construction and other commitments for developments in progress.
(6)	Interest on variable-rate debt is calculated using rates in effect at September 30, 2015.

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

Non-GAAP Financial Measures Reconciliations

Funds From Operations and Funds Available for Distribution

The following is a reconciliation from net income applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO, FFO as adjusted and FAD (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income applicable to common shares	$115,046	$247,208	$38,613	$723,651
Depreciation and amortization of real estate, in-place lease and other intangibles	134,704	122,975	369,629	343,496
Other depreciation and amortization	5,204	4,769	17,016	12,571
Impairments of real estate	—	—	2,948	—
Gain on sales of real estate	(52)	—	(6,377)	(28,010)
Equity income from unconsolidated joint ventures	(8,314)	(10,168)	(33,916)	(39,388)
FFO from unconsolidated joint ventures	20,530	14,571	69,322	48,683
Noncontrolling interests’ and participating securities’ share in earnings	2,908	3,851	9,586	13,310
Noncontrolling interests’ and participating securities’ share in FFO	(6,656)	(5,902)	(18,983)	(17,425)
FFO applicable to common shares	263,370	377,304	447,838	1,056,888
Distributions on dilutive convertible units	2,365	3,486	—	10,327
Diluted FFO applicable to common shares	$265,735	$380,790	$447,838	$1,067,215

Diluted FFO per common share	$0.57	$0.82	$0.97	$2.30

Weighted average shares used to calculate diluted FFO per common share	467,772	465,247	462,302	464,512

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income applicable to common shares	$0.25	$0.54	$0.08	$1.58
Depreciation and amortization of real estate, in-place lease and other intangibles	0.29	0.26	0.80	0.75
Other depreciation and amortization and impairment of real estate	0.01	0.01	0.04	0.02
Gain on sales of real estate	—	—	(0.01)	(0.06)
Joint venture and participating securities FFO adjustments	0.02	0.01	0.06	0.01
Diluted FFO applicable to common shares	$0.57	$0.82	$0.97	$2.30

Impact of adjustments to FFO:
Other impairments(1)	$96,856	$—	$617,207	$—
Transaction-related items(2)	1,538	(31,026)	28,973	(23,125)
Severance-related charge(3)	—	—	6,713	—
Foreign currency remeasurement losses (gains)	4,036	—	(5,497)	—
	$102,430	$(31,026)	$647,396	$(23,125)

FFO as adjusted applicable to common shares	$365,800	$346,278	$1,095,234	$1,033,763
Distributions on dilutive convertible units and other	3,443	3,554	10,198	10,383
Diluted FFO as adjusted applicable to common shares	$369,243	$349,832	$1,105,432	$1,044,146

Diluted FFO as adjusted per common share	$0.79	$0.75	$2.36	$2.25

Weighted average shares used to calculate diluted FFO as adjusted per common share	469,590	465,247	468,320	464,512

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
FFO as adjusted applicable to common shares	$365,800	$346,278	$1,095,234	$1,033,763
Amortization of market lease intangibles, net	(344)	(276)	(980)	(619)
Amortization of deferred compensation(4)	5,344	5,461	18,174	16,467
Amortization of deferred financing costs, net	5,224	4,648	14,950	14,122
Straight-line rents	(7,069)	(8,627)	(24,817)	(35,082)
DFL accretion(5)	(22,662)	(18,760)	(64,176)	(57,995)
Other depreciation and amortization	(5,204)	(4,769)	(17,016)	(12,571)
Deferred revenues – tenant improvement related	(746)	(456)	(2,137)	(1,673)
Deferred revenues – additional rents	254	551	641	1,253
Leasing costs and tenant and capital improvements	(23,212)	(17,044)	(50,879)	(44,502)
Lease restructure payments	6,067	4,289	16,368	4,289
Joint venture adjustments – CCRC entrance fees	8,386	3,978	22,048	3,978
Joint venture and other FAD adjustments(5)	(21,892)	(17,564)	(59,153)	(47,575)
FAD applicable to common shares	$309,946	$297,709	$948,257	$873,855
Distributions on dilutive convertible units	3,547	3,486	10,683	10,327
Diluted FAD applicable to common shares	$313,493	$301,195	$958,940	$884,182
Diluted FAD per common share	$0.67	$0.65	$2.05	$1.90
Weighted average shares used to calculate diluted FAD per common share	469,590	465,247	468,320	464,512

(1)

For the three months ended September 30, 2015, other impairments include: (i) $70 million related to our Four Seasons Notes and (ii) $27 million related to our equity investment in HCRMC. For the nine months ended September 30, 2015, other impairment include: (i) $478 million related to our DFL investments with HCRMC, (ii) $112 million related to our Four Seasons Notes and (iii) $27 million related to our equity investment in HCRMC.

(2)	The three and nine months ended September 30, 2014, include the benefit primarily from the Brookdale Transaction, consisting of:

(i) $108 million of net gains related to the terminated leases of the HCP owned 49-property portfolio; partially offset by a

(ii) $70 million charge to write-off the existing straight-line rents and intangible other assets, net related to the terminated leases of the 49-property portfolio; and (iii) $13 million in charges for direct costs.

(3)	The severance-related charge relates to the resignation of our former Executive Vice President and Chief Investment Officer.
(4)

Excludes $3 million related to the acceleration of deferred compensation for restricted stock units and stock options that vested upon the resignation of our former Executive Vice President and Chief Investment Officer, which is included in the severance-related charge for the nine months ended September 30, 2015.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2014 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”; our critical accounting policies have not changed during 2015.

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

To illustrate the effect of movements in the interest rate and foreign currency markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves and foreign currency exchange rates of the derivative portfolio in order to determine the change in fair value. Assuming a one percentage point change in the underlying interest rate curve and foreign currency exchange rates, the estimated change in fair value of each of the underlying derivative instruments would not exceed $8 million (see Note 21 to the Consolidated Financial Statements).

Interest Rate Risk.  At September 30, 2015,  we are exposed to market risks related to fluctuations in interest rates primarily on variable rate debt, which has been predominately hedged through interest rate swap contracts.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could adversely be affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance as of September 30, 2015, net interest expense would increase by approximately $9 million, or $0.02 per common share on a diluted basis.

Foreign Currency Risk.  At September 30, 2015, our exposure to foreign currencies primarily relates to U.K. investments in leased real estate, senior notes and related GBP denominated cash flows. Our foreign currency exposure is partially mitigated through the use of GBP denominated borrowings and foreign currency swap contracts. Based solely on our operating results for the three months ended September 30, 2015, including the impact of existing hedging arrangements, if the value of the GBP relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the quarter ended September 30, 2015, our cash flows would have decreased or increased, as applicable, by less than $1 million.

Market Risk.  We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At September 30, 2015, both the fair and carrying value of marketable debt securities was  $118 million.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2015.

				Maximum Number (Or
			Total Number Of Shares	Approximate Dollar Value)
		Average	(Or Units) Purchased As	Of Shares (Or Units) That
	Total Number	Price	Part Of Publicly	May Yet Be Purchased
	Of Shares	Paid Per	Announced Plans Or	Under The Plans Or
Period Covered	Purchased(1)	Share	Programs	Programs
July 1-31, 2015	318	$38.45	—	—
August 1-31, 2015	158	39.02	—	—
September 1-30, 2015	8,064	37.05	—	—
Total	8,540	37.14	—	—

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

3.1	Articles of Restatement of HCP (incorporated herein by reference to Exhibit 3.1 to HCP’s Registration Statement on Form S-3 (Registration No. 333-182824), filed July 24, 2012).

3.2	Fifth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed February 11, 2015).

10.1	Employment Agreement, effective as of September 8, 2015, between the Company and J. Justin Hutchens.*†

10.2	Amendment No. 1 to Employment Agreement, dated as of September 1, 2015, between the Company and J. Justin Hutchens.*†

10.3	Addendum #1 to Master Lease and Security Agreement, dated as of October 23, 2015, by and among the parties signatory thereto and HCR III Healthcare, LLC.*

10.4	Addendum #2 to Master Lease and Security Agreement, dated as of November 2, 2015, by and among the parties signatory thereto and HCR III Healthcare, LLC.*

31.1	Certification by Lauralee E. Martin, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Lauralee E. Martin, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*       Filed herewith.

**     Furnished herewith.

†       Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2015	HCP, Inc.

(Registrant)

/s/ LAURALEE E. MARTIN
Lauralee E. Martin
President and Chief Executive Officer
(Principal Executive Officer)

/s/ TIMOTHY M. SCHOEN
Timothy M. Schoen
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ SCOTT A. ANDERSON
Scott A. Anderson
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)