Form 10-K
period 2015-12-31
HCP, INC.
filed 2016-02-09
CIK 765880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $14.6 billion.

As of January 29, 2016 there were 465,531,737 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

HCP, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2015

All references in this report to “HCP,” the “Company,” “we,” “us” or “our” mean HCP, Inc., together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “HCP, Inc.” mean the parent company without its subsidiaries.

Cautionary Language Regarding Forward-Looking Statements

Statements in this Annual Report on Form 10-K that are not historical factual statements are “forward-looking statements.”  We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “forecast,” “plan,” “potential,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof.  Forward-looking statements reflect our current expectations and views about future events and are subject to risks and uncertainties that could significantly affect our future financial condition and results of operations. While forward-looking statements reflect our good faith belief and reasonable assumptions based upon current information, we can give no assurance that our expectations or forecasts will be attained. Further, we cannot guarantee the accuracy of any such forward-looking statement contained in this Annual Report, and such forward-looking statements are subject to known and unknown risks and uncertainties that are difficult to predict. As more fully set forth under “Item 1A, Risk Factors” in this report, risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:

•

HCR ManorCare, Inc.’s (“HCRMC”) ability to meet its contractual obligations under the HCRMC lease amendment and risks related to the impact of the United States (“U.S.”) Department of Justice (“DOJ”) lawsuit against HCRMC, including the possibility of larger than expected litigation costs, adverse results and related developments;

•	our reliance on a concentration of a small number of tenants and operators for a significant portion of our revenues;

•

the financial weakness of our tenants, operators and borrowers, including potential bankruptcies and downturns in their businesses, and their legal and regulatory proceedings, which results in uncertainties regarding our ability to continue to realize the full benefit of such tenants’ and operators’ leases and borrowers’ loans;

•

the ability of our tenants, operators and borrowers to conduct their respective businesses in a manner sufficient to maintain or increase their revenues and to generate sufficient income to make rent and loan payments to us and our ability to recover investments made, if applicable, in their operations;

•	competition for tenants and operators, including with respect to new leases and mortgages and the renewal or rollover of existing leases;

•	competition for skilled management, nurses and other trained personnel;

•	availability of suitable properties to acquire at favorable prices and the competition for the acquisition and financing of those properties;

•	our ability to negotiate the same or better terms with new tenants or operators if existing leases are not renewed or we exercise our right to replace an existing tenant or operator upon default;

•

the risks associated with our investments in joint ventures and unconsolidated entities, including our lack of sole decision making authority and our reliance on our partners’ financial condition and continued cooperation;

•	our ability to achieve the benefits of investments within expected time frames or at all, or within expected cost projections;

•

the potential impact on us, our tenants, operators and borrowers from current and future litigation matters, including the possibility of larger than expected litigation costs, adverse results and related developments;

•	the effect on healthcare providers of legislation addressing entitlement programs and related services, including Medicare and Medicaid, which may result in future reductions in reimbursements;

•

changes in federal, state or local laws and regulations, including those affecting the healthcare industry that affect our costs of compliance or increase the costs, or otherwise affect the operations, of our tenants and operators;

•

volatility or uncertainty in the capital markets, the availability and cost of capital as impacted by interest rates, changes in our credit ratings, and the value of our common stock, and other conditions that may adversely impact our ability to fund our obligations or consummate transactions, or reduce the earnings from potential transactions;

•	changes in global, national and local economic conditions, and currency exchange rates;

•	our ability to manage our indebtedness level and changes in the terms of such indebtedness; and

•	our ability to maintain our qualification as a real estate investment trust.

We do not undertake, and hereby disclaim, any obligation to update any forward-looking statements, which speak only as of the date on which they are made.

PART I

ITEM 1.    Business

General Overview

HCP, an S&P 500 company, invests primarily in real estate serving the healthcare industry in the U.S. We are a Maryland corporation organized in 1985 and qualify as a self-administered real estate investment trust (“REIT”). We are headquartered in Irvine, California, with offices in Nashville, Los Angeles, San Francisco and London. Our diverse portfolio is comprised of investments in the following healthcare segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital.

Portfolio Summary

At December 31, 2015, we have $23.5 billion of investments in our Owned Portfolio, Unconsolidated Joint Ventures and Developments and Redevelopments.

Owned Portfolio. At December 31, 2015, our real estate and debt investments in our owned portfolio consisted of the following (square feet and dollars in thousands):

	Number of			Investment(3)		Total	Adjusted	Interest
Segment	Properties(1)	Capacity(2)		Real Estate(1)	Debt	Investment	(Cash) NOI(4)	Income
Senior housing	506	50,608	Units	$9,200,828	$90,805	$9,291,633	$653,811	$28,718
Post-acute/ skilled nursing	311	38,163	Beds	4,389,570	780,896	5,170,466	454,371	83,466
Life science	118	7,550	Sq. ft.	3,795,165	—	3,795,165	262,639	—
Medical office	227	17,055	Sq. ft.	3,474,543	—	3,474,543	250,650	—
Hospital	16	2,227	Beds	594,085	—	594,085	85,451	—
Total	1,178			$21,454,191	$871,701	$22,325,892	$1,706,922	$112,184

(1)

Represents 1,070 properties under lease with an investment value of $18.8 billion and 108 senior housing operating properties under RIDEA structures which are permitted by the Housing and Economic Recovery Act of 2008 (commonly referred to as “RIDEA”) (see “Healthcare Segments—Senior housing” section below) with an investment value of $2.7 billion.

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

(4)

Adjusted (Cash) Net Operating Income from continuing operations (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate properties. For a reconciliation of net income to adjusted (cash) NOI, refer to Note 14 to the Consolidated Financial Statements.

Unconsolidated Joint Ventures.  At December 31, 2015, we had interests in unconsolidated joint ventures representing 27 properties with an aggregate investment of $1.7 billion, of which our pro rata share was $848 million, primarily in our senior housing, life science and medical office segments.

Developments and Redevelopments.  At December 31, 2015, we had an aggregate investment of $282 million in assets under development and redevelopment, including our unconsolidated joint venture developments, which are primarily in our life science, medical office and senior housing segments.

For a description of our significant activities during 2015, see Item 7 in this report.

Business Strategy

We invest and manage our real estate portfolio for the long-term to maximize the benefit to our stockholders and support the growth of our dividends. The core elements of our strategy are: (i) to acquire, develop, lease, own and manage a diversified portfolio of quality healthcare properties across multiple business segments and geographic locations (including Europe); (ii) to align ourselves with leading healthcare companies, operators and service providers, which over the long-term should result in higher relative rental rates, net operating cash flows and appreciation of property values; (iii) to allocate capital targeting a balanced portfolio between longer-term escalating triple-net leases with high-quality tenants, and operating businesses with shorter-term leases in our medical office and life science segments; (iv) to maintain adequate liquidity with long-term fixed rate debt financing with staggered maturities, which supports the longer-term nature of our investments, while reducing our exposure to interest rate volatility and refinancing risk at any point in the interest rate or credit cycles; and (v) to continue to manage our balance sheet with a targeted financial leverage of 40% relative to our assets.

Internal Growth Strategies

We believe that our longer-term escalating triple-net leases with larger tenants and operators having scale enhance the quality, stability and growth of our rental income. Further, we believe many of our existing properties hold the potential for increased future cash flows as they are well maintained and in desirable locations within markets where the creation of new supply is limited by the lack of available sites and the difficulty of obtaining the necessary licensing, other approvals and/or financing. Our strategy for maximizing the benefits from these opportunities is to: (i) work with new or existing tenants and operators to address their space and capital needs; and (ii) provide high-quality property management services in order to motivate tenants to renew, expand or relocate into our properties.

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

•

Replace tenants and operators at the best available market terms and lowest possible transaction costs. We believe that we are well-positioned to attract new tenants and operators and achieve attractive rental rates and operating cash flow as a result of the location, design and maintenance of our properties, together with our reputation for high-quality building services and responsiveness to tenants, and our ability to offer space alternatives within our portfolios.

•

Extend and modify terms of existing leases prior to expiration. We structure lease extensions, early renewals or modifications, which reduce the cost associated with lease downtime or the re-investment risk resulting from the exercise of tenants’ purchase options, while securing the tenancy and relationship of our high quality tenants and operators on a long-term basis.

Investment Strategies

The delivery of healthcare services requires real estate and, as a result, tenants and operators depend on real estate, in part, to maintain and grow their businesses. We believe that the healthcare real estate market provides investment opportunities due to the: (i) compelling long-term demographics driving the demand for healthcare services; (ii) specialized nature of healthcare real estate investing; and (iii) ongoing consolidation of the fragmented healthcare real estate sector.

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

We believe we are well-positioned to achieve external growth through acquisitions, financing and development. Other factors that contribute to our competitive position include:

•	our reputation gained through over 30 years of successful operations and the strength of our existing portfolio of properties;
•

our relationships with leading healthcare operators and systems,  investment banks and other market intermediaries, corporations, private equity firms, non-profits and public institutions seeking to monetize existing assets or develop new facilities;

•	our relationships with institutional buyers and sellers of high-quality healthcare real estate;
•	our ability to act quickly on due diligence and financing due to the strength of our experienced management team and balance sheet liquidity;
•

our track record and reputation for executing acquisitions responsively and efficiently, which provides confidence to domestic and foreign institutions and private investors who seek to sell healthcare real estate in our market areas;

•	our relationships with nationally recognized financial institutions that provide capital to the healthcare and real estate industries;
•	our control of sites (including assets under contract with radius restrictions); and
•

in addition, we regularly conduct portfolio reviews that help identify assets ranked in the bottom tier(s). We look for opportunities to monetize such non-core assets to improve the overall quality of our portfolio.

Financing Strategies

Our REIT qualification requires us to distribute at least 90% of our REIT taxable income (excluding net capital gains); therefore, we don’t retain capital. As a result, we regularly access the public equity and debt markets to raise the funds necessary to finance acquisitions and debt investments, develop and redevelop properties, and refinance maturing debt.

We may finance acquisitions and other investments through the following vehicles:

•	borrowings under our credit facility;
•	issuance or origination of debt, including unsecured notes, term loans and mortgage debt;
•	sale of ownership interests in properties or other investments; or
•	issuance of common or preferred stock or equivalent.

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

We finance our investments based on our evaluation of available sources of funding. For short-term purposes, we may utilize our revolving line of credit facility or arrange for other short-term borrowings from banks or other sources. We arrange for longer-term financing by offering debt and equity securities, placing mortgage debt and obtaining capital from institutional lenders and joint venture partners.

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

Healthcare Segments

Senior housing.  At December 31, 2015, we had interests in 528 senior housing facilities, including 22 properties owned by our unconsolidated joint ventures. Our senior housing facilities are managed utilizing triple-net leases and RIDEA structures and include independent living facilities (“ILFs”), assisted living facilities (“ALFs”), memory care facilities (“MCFs”), care homes, and continuing care retirement communities (“CCRCs”), which cater to different segments of the elderly population based upon their personal needs. Services provided by our tenants or operators in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicare and Medicaid.

We have entered into long-term agreements with operators, including Brookdale Senior Living, Inc. (“Brookdale”) to manage properties that are operated under a RIDEA structure. Under the provisions of RIDEA, a REIT may lease a “qualified healthcare property” on an arm’s length basis to a taxable REIT subsidiary (“TRS”), if the property is managed on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” RIDEA structures allow us to own the risks and rewards of the operations of healthcare facilities (as compared to leasing the property for contractual triple-net rents) in a tax efficient manner. We view RIDEA as a structure primarily to be used on properties that present attractive valuation entry points and/or growth profiles by: (i) transitioning the asset to a new operator that can bring scale, operating efficiencies, and/or ancillary services; or (ii) investing capital to reposition the asset. Brookdale provides comprehensive facility management and accounting services with respect to our senior housing RIDEA properties, for which we pay annual management fees pursuant to the aforementioned agreements. Most of the management agreements have terms ranging from 10 to 15 years, with 5-year renewals. The base management fees are 4.5% to 5.0% of gross revenues (as defined) generated by the RIDEA facilities. In addition, there are incentive management fees payable to Brookdale if operating results of the RIDEA properties exceed pre-established EBITDAR (defined as earnings before interest, taxes, depreciation and amortization, and rent) thresholds. As of December 31, 2015, 127 properties were under RIDEA structures, 19 of which were owned by our unconsolidated joint ventures.

Our senior housing property types under both triple-net leases and RIDEA structures are further described below:

•

Independent Living Facilities.  ILFs are designed to meet the needs of seniors who choose to live in an environment surrounded socially by their peers with services such as housekeeping, meals and activities. Additionally, the programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These residents generally do not need assistance with activities of daily living (“ADL”). However, in some of our facilities, residents have the option to contract for these services. At December 31, 2015, we had interests in 80 ILFs.

•

Assisted Living Facilities.  ALFs are licensed care facilities that provide personal care services, support and housing for those who need help with ADL, such as bathing, eating, dressing and medication management, yet require limited medical care. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may have a dedicated portion of a facility that offers higher levels of personal assistance for residents requiring memory care as a result of Alzheimer’s disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. At December 31, 2015, we had interests in 308 ALFs.

•

Memory Care Facilities.  MCFs address the unique challenges of our residents with Alzheimer’s disease or other forms of dementia. Residents may live in semi-private apartments or private rooms and have structured activities delivered by staff members trained specifically on how to care for residents with memory impairment. These facilities offer programs that provide comfort and care in a secure environment. At December 31, 2015, we had interests in 73 MCFs.

•

Care Homes (United Kingdom).  Care homes offer personal care services, such as lodging, meal services, housekeeping and laundry services, medication management and assistance with ADL. Care homes are registered to provide different levels of services, ranging from personal care to nursing care. Some homes can be further registered for a specific care need, such as dementia or terminal illness. At December 31, 2015, we had interests in 40 care homes.

•

Continuing Care Retirement Communities.  CCRCs offer several levels of assistance, including independent living, assisted living and nursing home care. CCRCs are different from other housing and care options for seniors because they usually provide written agreements or long-term contracts between residents and the communities (frequently lasting the term of the resident's lifetime), which offer a continuum of housing, services and healthcare on one campus or site. CCRCs are appealing as they allow residents to “age in place.” CCRCs typically require the individual to be in relatively good health and independent upon entry. At December 31, 2015, we had interests in 27 CCRCs.

Our senior housing segment accounted for approximately 42%, 39% and 36% of total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. The following table provides information about our senior housing tenant/operator concentration for the year ended December 31, 2015:

	Percentage of	Percentage of
Tenants/Operators	Segment Revenues	Total Revenues
Brookdale(1)	23%	10%
HCRMC(2)	7%	23%

(1)	Percentages do not include senior housing facilities that Brookdale manages (is not a tenant) under a RIDEA structure.
(2)	Percentage of total revenues includes revenues earned from both senior housing and post-acute/skilled nursing facilities leased to HCRMC.

Post-acute/skilled nursing.  At December 31, 2015, we had interests in 311 post-acute/skilled nursing facilities (“SNFs”). SNFs offer restorative, rehabilitative and custodial nursing care for people following a hospital stay or not requiring the more extensive and complex treatment available at hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy, as well as sales of pharmaceutical products and other services. Certain SNFs provide some of the foregoing services on an out-patient basis. Post-acute/skilled nursing services provided by our tenants and operators in these facilities are paid for by private sources, third-party payors (e.g., insurance and Managed Care Organizations or “MCOs”) or through the Medicare (including Managed Care) and Medicaid programs. All of our SNFs are triple-net leased.

•

Care Homes (United Kingdom). Our post-acute/skilled nursing property types include care homes in the United Kingdom (“U.K.”) that provide nursing care, which is care that (i) goes above and beyond that necessary to allow an individual to carry out their activities of daily living, (ii) needs to be administered by a qualified nurse or other medical professional, and (iii) may include management and administration of medicine, intravenous therapy, wound care or other medical services. At December 31, 2015, we had interests in 21 care homes.

Our post-acute/skilled nursing segment accounted for approximately 24%, 27% and 29% of total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. The following table provides information about our post-acute/skilled nursing tenant/operator concentration for the year ended December 31, 2015:

	Percentage of	Percentage of
Tenants/Operators	Segment Revenues	Total Revenues
HCRMC(1)	80%	23%

(1)	Percentage of total revenues includes revenues earned from both senior housing and post-acute/skilled nursing facilities leased to HCRMC.

For a description of significant HCRMC updates during 2015, see Item 7 in this report.

Life science.  At December 31, 2015, we had interests in and managed 122 life science properties, including four facilities owned by our unconsolidated joint ventures. These properties contain laboratory and office space primarily for biotechnology, medical device and pharmaceutical companies, scientific research institutions, government agencies and other organizations involved in the life science industry. While these properties have characteristics similar to commercial office buildings, they generally contain more advanced electrical, mechanical, and heating, ventilating and air conditioning (“HVAC”) systems. The facilities generally have specialty equipment including emergency generators, fume hoods, lab bench tops and related amenities. In many instances, life science tenants make significant investments to improve their leased space, in addition to landlord improvements, to accommodate biology, chemistry or medical device research initiatives.

Life science properties are primarily configured in business park or campus settings and include multiple buildings. The business park and campus settings allow us the opportunity to provide flexible, contiguous/adjacent expansion to accommodate the growth of existing tenants. Our properties are located in well-established geographical markets known for scientific research and drug discovery, including San Francisco and San Diego, California, Salt Lake City, Utah, Durham, North Carolina and Boston, Massachusetts. At December 31, 2015, 98% of our life science properties were triple-net leased (based on leased square feet).

Our life science segment accounted for approximately 13%, 14% and 14% of total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. The following table provides information about our life science tenant concentration for the year ended December 31, 2015:

	Percentage of	Percentage of
Tenants	Segment Revenues	Total Revenues
Genentech, Inc.(1)	17%	2%
Amgen, Inc.	15%	2%

(1)

Pursuant to a purchase and sale agreement in January 2016, the tenant exercised its purchase options under its lease. Accordingly, the percentage of segment revenues will decrease below 10% upon the completion of the sales.

Medical office.  At December 31, 2015, we had interests in and managed 228 medical office buildings (“MOBs”), including a facility owned by our unconsolidated joint venture. MOBs typically contain physicians’ offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these facilities are similar to commercial office buildings, they require additional plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room, and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain vaults or other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices), with approximately 83% of our MOBs, based on square feet, located on hospital campuses and 95% are affiliated with hospital systems. Occasionally, we invest in MOBs located on hospital campuses which may be subject to ground leases. At December 31, 2015, approximately 50% of our medical office buildings were triple-net leased (based on leased square feet).

Our medical office segment accounted for approximately 17%, 16% and 17% of total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. The following table provides information about our medical office tenant/operator concentration for the year ended December 31, 2015:

	Percentage of	Percentage of
Tenants/Operators	Segment Revenues	Total Revenues
HCA(1)	14%	3%

(1)	Percentage of total revenues from HCA includes revenues earned from both our medical office and hospital segments.

Hospital.  At December 31, 2015, we had interests in and managed 16 hospitals. Services provided by our tenants and operators in these facilities are paid for by private sources, third-party payors (e.g., insurance and HMOs) or through Medicare and Medicaid programs. Our hospital property types include acute care, long-term acute care, specialty and rehabilitation hospitals. All of our hospitals are triple-net leased.

Our hospital segment accounted for approximately 3%, 4% and 4% of total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. The following table provides information about our hospital tenant/operator concentration for the year ended December 31, 2015:

	Percentage of	Percentage of
Tenants/Operators	Segment Revenues	Total Revenues
HCA(1)	29%	3%
Tenet Healthcare Corporation	26%	1%

(1)	Percentage of total revenues from HCA includes revenues earned from both our medical office and hospital segments.

Sustainability

We believe that sustainability initiatives are a vital part of corporate responsibility, which supports our primary goal of increasing stockholder value through profitable growth. We continue to advance our commitment to sustainability, with a focus on achieving goals in each of the Environmental, Social and Governance (ESG) dimensions of sustainability.

Our environmental management programs strive to capture cost efficiencies that ultimately benefit our investors, tenants, operators, employees and other stakeholders, while providing a positive impact on the communities in which we operate. Our social responsibility team leads our local philanthropic and volunteer activities, and our transparent corporate governance initiatives incorporate sustainability as a critical component to achieving our business objectives and properly managing risks.

Our 2015 sustainability achievements include being named the Healthcare Leader in the Light Award winner by the National Association of Real Estate Investment Trusts (“NAREIT”) and constituency in the FTSE4Good Index series for the fourth consecutive year.

Additionally, we achieved constituency in the North America Dow Jones Sustainability Index (DJSI) for the third consecutive year, as well as the World DJSI for the first time. Accordingly, HCP was included in The Sustainability Yearbook, a listing of the world’s most sustainable companies which includes only those companies in the top 15% of their industry, as scored by the DJSI assessment. We were also named Industry Mover, as the company achieving the largest proportional improvement in sustainability performance in our industry as compared to our DJSI score in the previous year. For additional information regarding our sustainability initiatives, please visit our website at www.hcpi.com/sustainability.

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

We maintain property insurance for all of our properties, and this insurance is primary for our medical office, life science and RIDEA facilities. Tenants under triple-net leases, primarily in our senior housing, post-acute/skilled nursing and hospital segments, are required to provide primary property, business interruption and liability insurance. We maintain separate general and professional liability insurance for our RIDEA facilities. Additionally, our corporate general and professional liability insurance program also extends coverage for all of our properties beyond the aforementioned. On an annual basis, we review whether we or Brookdale will bear responsibility for maintaining the required insurance coverage for the applicable properties, but the costs of such insurance are facility expenses paid from the revenues of those properties, regardless of who maintains the insurance.

Employees of HCP

At December 31, 2015, we had 187 full-time employees, none of whom were subject to a collective bargaining agreement.

Government Regulation, Licensing and Enforcement

Overview

Our tenants and operators are typically subject to extensive and complex federal, state and local healthcare laws and regulations relating to quality of care, licensure and certificate of need, government reimbursement, fraud and abuse practices, and similar laws governing the operation of healthcare facilities, and we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. These regulations are wide ranging and can subject our tenants and operators to civil, criminal and administrative sanctions. Affected tenants and operators may find it increasingly difficult to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties are subject to oversight from several government agencies, and the laws may vary from one jurisdiction to another. Changes in laws, regulations, reimbursement enforcement activity and regulatory non-compliance by our tenants and operators can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under “Item 1A, Risk Factors” in this report.

Based on information primarily provided by our tenants and operators, excluding our medical office segment, at December 31, 2015, we estimate that approximately 13% and 12% of the annualized base rental payments received from our tenants and operators were dependent on Medicare and Medicaid reimbursement, respectively.

The following is a discussion of certain laws and regulations generally applicable to our operators, and in certain cases, to us.

Fraud and Abuse Enforcement

There are various extremely complex U.S. federal and state laws and regulations (and in relation to our facilities located in the U.K., national laws and regulations of England, Scotland, Northern Ireland, and Wales) governing healthcare providers’ relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include: (i) U.S. federal, state false claims acts and U.K. anti-fraud legislation and regulation, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other U.S. federal or state or U.K. healthcare programs; (ii) U.S. federal, state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit or restrict the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services, and U.K. legislation and regulations on financial inducements and vested interests; (iii) U.S. federal and state physician self-referral laws (commonly referred to as the “Stark Law”), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship; (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services; and (v) U.S. federal, state and U.K. privacy laws, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1996 (commonly referred to as “HIPAA”) and the U.K. Data Protection Act 1988, which provide for the privacy and security of personal health information. Violations of U.S. and U.K. healthcare fraud and abuse laws carry civil, criminal and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. These laws are enforced by a variety of federal, state and local agencies and in the U.S. can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Many of our tenants and operators are subject to these laws, and may become the subject of governmental enforcement actions if they fail to comply with applicable laws.

Reimbursement

Sources of revenue for many of our tenants and operators include, among others, governmental healthcare programs, such as the federal Medicare programs and state Medicaid programs and, in the U.K., the National Health Service (“NHS”) and local authority funding, and non-governmental third-party payors, such as insurance carriers and HMOs. As federal and state governments focus on healthcare reform initiatives, and as the federal government, many states, face significant current and future budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and operators. Similarly, in the U.K., the NHS and the local authorities are undertaking efforts to reduce costs, which may result in reduced or slower growth in reimbursement for certain services provided by our U.K. tenants and operators. Additionally, new and evolving payor and provider programs in the U.S., including but not limited to Medicare Advantage, Dual Eligible, Accountable Care Organizations (“ACO”), and Bundled Payments could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations.

Healthcare Licensure and Certificate of Need

Certain healthcare facilities in our portfolio (including our facilities located in the U.K.) are subject to extensive national, federal, state and local licensure, certification and inspection laws and regulations. In addition, various licenses and permits are required to handle controlled substances (including narcotics), operate pharmacies, handle radioactive materials and operate equipment. Many states in the U.S. require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion or closure of certain healthcare facilities. The approval process related to state certificate of need laws may impact some of our tenants’ and operators’ abilities to expand or change their businesses.

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

Environmental Matters

A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect healthcare facility operations. These complex federal and state statutes, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and any related liability therefore could exceed or impair the value of the property and/or the assets. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the value of such property and the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our earnings. For a description of the risks associated with environmental matters, see “Item 1A, Risk Factors” in this report.

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

As set forth below, we believe that the risks we face generally fall into the following categories:

•	risks related to our business and operations;
•	risks related to our capital structure and market conditions;
•	risks related to other events; and
•	risks related to tax, including REIT-related risks.

Risks Related to Our Business and Operations

We depend on a limited number of tenants and operators for a large percentage of our revenues and net operating income.

We manage our facilities utilizing lease and RIDEA structures. Under our lease arrangements, we generated 33% of our revenues from HCRMC (23%) and Brookdale (10%) during the year ended December 31, 2015. HCRMC is an operator that primarily provides post-acute care, skilled nursing care and assisted living services, and relies heavily on government reimbursement programs such as Medicare and Medicaid.

In addition to our lease arrangement with Brookdale, under RIDEA structures, we generated 8% of our net operating income from properties managed by Brookdale during the year ended December 31, 2015. Services provided by our tenants or operators in facilities managed under a RIDEA structure are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs. We report the resident level fees and services revenues and corresponding operating expenses in our consolidated financial statements.

The inability or other failure of either HCRMC under its lease agreements, or Brookdale under its lease agreements and RIDEA structures, to meet their obligations to us could materially reduce our cash flow, net operating income and results of operations, which could in turn reduce the amount of dividends we pay to our stockholders, cause our stock price to decline and have other materially adverse effects on our business, results of operations and financial condition.

In addition, any failure by HCRMC or Brookdale to effectively conduct their operations or to maintain and improve our properties could adversely affect their business reputation and their ability to attract and retain patients and residents in our properties, which could have a materially adverse effect on our business, results of operations and financial condition. Furthermore, they each face an increasingly competitive labor market for skilled management personnel and nurses, which can cause operating costs to increase. While HCRMC and Brookdale generally have also agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, they may have insufficient assets, income, access to financing and/or insurance coverage to enable them to satisfy their indemnification obligations.

The real estate portfolio that we have master leased to HCRMC accounts for a significant portion of our assets and revenues. Adverse regulatory and operational developments in HCRMC’s business and financial condition have had, and could continue to have, an adverse effect on us.

HCRMC, a provider of a range of healthcare services, primarily in post-acute care, skilled nursing care and assisted living, is our largest tenant, representing 23% of our gross assets and revenues as of and for the year ended December 31, 2015. In April 2011, we completed a $6 billion acquisition of substantially all the real estate assets of, and an equity interest in, HCRMC. In the first quarter 2015, we recorded an impairment charge of $478 million related to the real estate portfolio master leased to HCRMC, based on the present value of the future lease payments under the amendment to the master lease with HCRMC that became effective April 1, 2015. As a result of HCRMC’s fourth quarter 2015 performance deterioration and related decline in fixed charge coverage, we subsequently placed the real estate portfolio master leased to HCRMC on “Watch List” status effective at year-end 2015, and changed our accounting treatment to recognize rental income on a cash basis beginning January 1, 2016. Furthermore, HCRMC’s preliminary 2016 forecast indicates only limited improvement in its fixed charge coverage and free cash flow after capital expenditures in 2016. Accordingly, we assessed the value of this real estate portfolio, including obtaining an independent valuation appraisal of our post-acute/skilled nursing and senior housing facilities. As a result, we reduced the carrying value of this real estate portfolio to $5.2 billion, approximating its estimated market value, which resulted in an impairment charge of $817 million recorded in the fourth quarter of 2015.

In the fourth quarter of 2014 and the third quarter of 2015, we recorded impairment charges of $36 million and $27 million, respectively, for our equity ownership interest in HCRMC. These impairment charges resulted primarily from our review of their 2015 preliminary base financial forecast, operating results and other financial information provided by HCRMC, as well as market and industry data that, among other factors, showed a declining trend in admissions from hospitals and continuing trends in mix and length of stay driven by Medicare Advantage and other Managed Care plans. As a result of HCRMC’s fourth quarter 2015 performance deterioration, we recorded an additional impairment charge of $19 million for our equity ownership in HCRMC, reducing its carrying value to zero.

On April 20, 2015, the DOJ unsealed a previously filed complaint in the United States District Court for the Eastern District of Virginia against HCRMC and certain of its affiliates in three consolidated cases following a civil investigation arising out of three lawsuits filed by former employees of HCRMC under the qui tam provisions of the federal False Claims Act. The complaint alleges that HCRMC submitted claims to Medicare for therapy services that were not covered by the skilled nursing facility benefit, were not medically reasonable and necessary, and were not skilled in nature, and therefore not entitled to Medicare reimbursement. HCRMC incurred legal and regulatory defense costs of $3 million and $9 million during the fourth quarter and full year 2015, respectively. While the DOJ litigation is at an early stage and HCRMC has indicated that it believes the claims are unjust and it will vigorously defend against them, the ultimate outcome is uncertain and could, among other things, cause HCRMC to: (i) incur substantial additional time and costs to respond to and defend

HCRMC’s actions in the litigation with the DOJ and any other third-party payors; (ii) refund or adjust amounts previously paid for services under governmental programs and to change business operations going forward in a manner that negatively impacts future revenue; (iii) pay substantial fines and penalties and incur other administrative sanctions, including having to conduct future business operations pursuant to a corporate integrity agreement, which may be with the Office of Inspector General of the Department of Health and Human Services; (iv) lose the right to participate in the Medicare or Medicaid programs; and (v) suffer damage to HCRMC’s reputation. In addition, any settlement in the DOJ litigation, with or without an admission of wrongdoing, may include a substantial monetary component that could have a material adverse effect on HCRMC’s liquidity and financial condition that makes it difficult or not possible for HCRMC to meet its obligations under its amended master lease with us.

Continued deterioration in HCRMC’s operating performance, business or financial condition, or adverse regulatory developments, could further reduce the revenues we earn under our master lease with HCRMC, further impair the value of our master lease with HCRMC, and result in, among other adverse events, acceleration of HCRMC’s indebtedness, impairment of its continued access to capital, the enforcement of default remedies by its counterparties, or the commencement of insolvency proceedings by or against it under the U.S. Bankruptcy Code, any one or a combination of which could have a materially adverse effect on us.

See additional information regarding the aforementioned impairment charges, equity interest in HCRMC and master lease with HCRMC in: (i) Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—2015 Transaction Overview”; and (ii) Note 6 (Net Investment in Direct Financing Leases), Note 8 (Investments in and Advances to Unconsolidated Joint Ventures), Note 17 (Impairments) and Note 23 (Concentration of Credit Risk) to the Consolidated Financial Statements.

The properties managed by Brookdale account for a significant portion of our revenues and operating income. Adverse developments in Brookdale’s business and affairs or financial condition could have a materially adverse effect on us.

As of December 31, 2015, Brookdale managed 108 senior housing facilities that we own and 15 CCRCs owned by our unconsolidated joint venture pursuant to long-term management agreements. For the year ended December 31, 2015, these properties represented 12% and 10% of our gross assets and revenues, respectively. Although we have various rights as the property owner under our management agreements, we rely on Brookdale’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on Brookdale to set appropriate resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our senior housing communities in compliance with the terms of our management agreements and all applicable laws and regulations.

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

The bankruptcy, insolvency or financial deterioration of one or more of our major tenants, operators or borrowers may materially adversely affect our business, results of operations and financial condition.

We lease our properties directly to operators in most cases, and in certain other cases, we lease to third party tenants who enter into long-term management agreements with operators to manage the properties. We are also a direct or indirect lender to various tenants and operators. Although our leases, financing arrangements and other agreements with our tenants and operators generally provide us the right under specified circumstances to terminate a lease, evict a tenant or operator, or demand immediate repayment of certain obligations to us, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization that may render certain of these remedies unenforceable, or at the least, delay our ability to pursue such remedies. For example, we cannot evict a tenant or operator solely because of its bankruptcy filing. A debtor has the right to assume, or to assume and assign to a third party, or to reject its unexpired contracts in a bankruptcy proceeding. If a debtor were to reject its leases with us, our claim against the debtor for unpaid and future rents would be limited by the statutory cap set forth in the U.S. Bankruptcy Code, which may be substantially less than the remaining rent actually owed under the lease. In addition, a debtor may assert in a bankruptcy proceeding that our lease should be re-characterized as a financing agreement, in which case our rights and remedies as a lender, compared to a landlord, generally would be more limited.

Also, if a debtor-manager seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing our remedies against the manager unless relief is first obtained from the court having jurisdiction over the bankruptcy case. In any of these events, we also may be required to fund certain expenses and obligations (e.g., real estate taxes, insurance, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant, operator or manager. Furthermore, many of our facilities are leased to healthcare providers who provide long-term custodial care to the elderly; evicting such operators for failure to pay rent while the facility is occupied may involve specific procedural requirements and may not be successful.

Additionally, the financial weakness or other inability of our tenants, operators or borrowers to make payments or comply with certain other lease obligations may affect our compliance with certain covenants contained in our debt securities, credit facilities and the mortgages on the properties leased or managed by such tenants and operators, or otherwise adversely affect our results of operations. Under certain conditions, defaults under the underlying mortgages may result in cross default under our other indebtedness. Although we may be able to secure amendments under the applicable agreements in those circumstances, the bankruptcy of an applicable tenant or operator may potentially result in less favorable borrowing terms than currently available, delays in the availability of funding or other materially adverse consequences.

Increased competition has resulted and may further result in lower net revenues for some of our tenants, operators and borrowers and may affect their ability to meet their financial and other contractual obligations to us.

The healthcare industry is highly competitive. The occupancy levels at, and rental income from, our facilities are dependent on our ability and the ability of our tenants, operators and borrowers to compete with other tenants and operators on a number of different levels, including the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, and the size and demographics of the population in the surrounding area. In addition, our tenants, operators and borrowers face an increasingly competitive labor market for skilled management personnel and nurses. An inability to attract and retain skilled management personnel and nurses and other trained personnel could negatively impact the ability of our tenants, operators and borrowers to meet their obligations to us. A shortage of nurses or other trained personnel or general inflationary pressures on wages may force tenants, operators and borrowers to enhance pay and benefits packages to compete effectively for skilled personnel, or to use more expensive contract personnel, but they be unable to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses or any failure by our tenants, operators or borrowers to attract and retain qualified personnel could adversely affect our cash flow and have a materially adverse effect on our business, results of operations and financial condition.

Our tenants, operators and borrowers also compete with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. This competition, which is due, in part, to over development in some segments in which we invest, has caused the occupancy rate of newly constructed buildings to slow and the monthly rate that many newly built and previously existing facilities were able to obtain for their services to decrease. We cannot be certain that our tenants, operators and borrowers will be able to achieve occupancy and rate levels, and to manage their expenses, in a way that will enable them to meet all of their obligations to us. Further, many competing companies may have resources and attributes that are superior to those of our tenants, operators and borrowers. They may encounter increased competition that could limit their ability to maintain or attract residents or expand their businesses or to manage their expenses, either of which could materially adversely affect their ability to meet their financial and other contractual obligations to us, potentially decreasing our revenues, impairing our assets, and/or increasing our collection and dispute costs.

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

For the year ended December 31, 2015, 35% of our revenue was derived from properties located in California (22%) and Texas (13%). As a result, we may be subject to increased exposure to adverse conditions affecting these regions, including downturns in the local economies or changes in local real estate conditions, increased competition or decreased demand, changes in state-specific legislation and local climate events and natural disasters (such as earthquakes, wildfires and hurricanes), which could adversely affect our business and results of operations.

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

Property development is a component of our growth strategy. At December 31, 2015, our actual investment and estimated commitments under our development platform, including land held for redevelopment, represented approximately $721 million, or 3% of our total assets. Large-scale, ground-up development of healthcare properties presents additional risks for us, including risks that:

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

make the property profitable.

Any of the foregoing risks could materially adversely affect our business, results of operations and financial condition.

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

Any of the foregoing risks could materially adversely affect our business, results of operations and financial condition.

From time to time, we acquire other companies, and if we are unable to successfully integrate these operations, our business, results of operations and financial condition may be materially adversely affected.

Acquisitions require the integration of companies that have previously operated independently. Successful integration of the operations of these companies depends primarily on our ability to consolidate operations, systems, procedures, properties and personnel, and to eliminate redundancies and costs. We may encounter difficulties in these integrations. Potential difficulties associated with acquisitions include the loss of key employees, the disruption of our ongoing business or that of the acquired entity, possible inconsistencies in standards, controls, procedures and policies, and the assumption of unexpected liabilities, including:

•	liabilities relating to the cleanup or remediation of undisclosed environmental conditions;
•	unasserted claims of vendors or other persons dealing with the seller;
•	liabilities, claims and litigation, whether or not incurred in the ordinary course of business, relating to periods prior to our acquisition;
•	claims for indemnification by general partners, directors, officers and others indemnified by the seller; and
•	liabilities for taxes relating to periods prior to our acquisition.

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

Our tenants, operators and borrowers face litigation and may continue to experience rising liability and insurance costs.

In some states, advocacy groups have been created to monitor the quality of care at healthcare facilities, and these groups have brought litigation against the tenants and operators of such facilities. Also, in several instances, private litigation by patients has resulted in large damage awards for alleged abuses. The effect of this litigation and other potential litigation may materially increase the costs incurred by our tenants, operators and borrowers for monitoring and reporting quality of care compliance. In addition, their cost of liability and medical malpractice insurance can be significant and may increase or not be available at a reasonable cost so long as the present healthcare litigation environment continues. Cost increases could cause our tenants and operators to be unable to make their lease or mortgage payments or fail to purchase the appropriate liability and malpractice insurance, or cause our borrowers to be unable to meet their obligations to us, potentially decreasing our revenues and increasing our collection and litigation costs. In addition, as a result of our ownership of healthcare facilities, we may be named as a defendant in lawsuits arising from the alleged actions of our tenants or operators, for which claims such tenants and operators have agreed to indemnify us, but which may require unanticipated expenditures on our part.

The requirements of, or changes to, governmental reimbursement programs such as Medicare or Medicaid, may adversely affect our tenants’, operators’ and borrowers’ ability to meet their financial and other contractual obligations to us.

Certain of our tenants, operators and borrowers are affected, directly or indirectly, by an extremely complex set of federal, state and local laws and regulations pertaining to governmental reimbursement programs. Such laws and regulations are subject to frequent and substantial changes that are sometimes applied retroactively. See “Item 1—Business—Government Regulation, Licensing and Enforcement” above. For example, to the extent that any of our tenants or operators receive a significant portion of their revenues from governmental payors, primarily Medicare and Medicaid, such revenues may be subject to:

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

If our tenants, operators or borrowers directly or indirectly fail to comply with the extensive laws, regulations and other requirements applicable to their business and the operation of our properties, they could become ineligible to receive reimbursement from governmental reimbursement programs, face bans on admissions of new patients or residents, suffer civil or criminal penalties or be required to make significant changes to their operations. These laws and regulations are enforced by a variety of federal, state and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. For example, one of our borrowers, Tandem Health Care, has an operator of its facilities, Consulate Health Care (“Consulate”), facing a qui tam or “whistleblower” action alleging that Consulate overbilled the federal government and the State of Florida. Our tenants, operators and borrowers could be adversely affected by the resources required to respond to an investigation or other enforcement action. In such event, the results of operations and financial condition of our tenants and the results of operations of our properties operated by those entities could be materially adversely affected, which, in turn, could have a materially adverse effect on us. We are unable to predict future federal, state and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework could have a materially adverse effect on our tenants, which, in turn, could have a materially adverse effect on us.

In recent years, governmental payors have frozen or reduced payments to healthcare providers due to budgetary pressures. Healthcare reimbursement will likely continue to be of significant importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or the effect that any future legislative reforms may have on our tenants’, operators’ and borrowers’ costs of doing business and on the amount of reimbursement by government and other third-party payors. The failure of any of our tenants, operators or borrowers to comply with these laws and regulations, and significant limits on the scope of services reimbursed and on reimbursement rates and fees, could materially adversely affect their ability to meet their financial and contractual obligations to us.

Legislation to address federal government operations and administration decisions affecting the Centers for Medicare and Medicaid Services could have a materially adverse effect on our tenants’, operators’ and borrowers’ liquidity, financial condition or results of operations.

Congressional consideration of legislation pertaining to the federal debt ceiling, the Affordable Care Act (as defined below), tax reform and entitlement programs, including reimbursement rates for physicians, could have a materially adverse effect on our tenants’, operators’ and borrowers’ liquidity, financial condition or results of operations. In particular, changes in funding for entitlement programs such as Medicare and Medicaid may result in increased costs and fees for programs such as Medicare Advantage Plans and additional reductions in reimbursements to providers. Additionally, amendments to the Patient Protection and Affordable Care Act, along with the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), implementation of the Affordable Care Act and decisions by the Centers for Medicare and Medicaid Services could impact the delivery of services and benefits under Medicare, Medicaid or Medicare Advantage Plans and could affect our tenants and operators and the manner in which they are reimbursed by such programs. Such changes could have a materially adverse effect on our tenants’, operators’ and borrowers’ liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and could have a materially adverse effect on us.

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

Our tenants, operators and borrowers are subject to or impacted by extensive, frequently changing federal, state, local and international laws and regulations. These laws and regulations include, among others: laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our tenants and operators conduct their operations, such as fire, health and safety laws and privacy laws; federal and state laws affecting hospitals, clinics, and other healthcare communities that participate in both Medicare and Medicaid that mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants, and similar foreign laws regulating the healthcare industry; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the ADA and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration or similar foreign agencies. Certain of our properties may also require a license, registration and/or certificate of need to operate.

Our tenants’, operators’ or borrowers’ failure to comply with any of these laws, regulations or requirements could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from government healthcare programs, loss of license or closure of the facility and/or the incurrence of considerable costs arising from an investigation or regulatory action, which may have an adverse effect on facilities owned by or mortgaged to us, and therefore may materially adversely impact us. See “Item 1—Business—Government Regulation, Licensing and Enforcement—Healthcare Licensure and Certificate of Need” above.

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

•

even after a life science tenant gains regulatory approval and market acceptance, the product may still present significant regulatory and liability risks, including, among others, the possible later discovery of safety concerns, competition from new products and the expiration of patent protection for the product;

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

If a tenant or operator defaults under one of our mortgages or mezzanine loans, we may have to foreclose on the loan or protect our interest by acquiring title to the collateral and thereafter making substantial improvements or repairs in order to maximize the property’s investment potential. In some cases, the collateral consists of the equity interests in an entity that directly or indirectly owns the applicable real property or interests in operating facilities and, accordingly, we may not have full recourse to assets of that entity. Tenants, operators or borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against our exercise of enforcement or other remedies and/or bring claims for lender liability in response to actions to enforce mortgage obligations. Foreclosure-related costs, high loan-to-value ratios or declines in the value of the facility may prevent us from realizing an amount equal to our mortgage or mezzanine loan upon foreclosure, and we may be required to record a valuation allowance for such losses. Even if we are able to successfully foreclose on the collateral securing our real estate-related loans, we may inherit properties for which we may be unable to expeditiously secure tenants or operators, if at all, or we may acquire equity interests that we are unable to immediately resell due to limitations under the securities laws, either of which would adversely affect our ability to fully recover our investment.

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

Risks Related to Our Capital Structure and Market Conditions

We rely on external sources of capital to fund future capital needs, and if access to such capital is unavailable on acceptable terms or at all, it could have a materially adverse effect on our ability to meet commitments as they become due or make future investments necessary to grow our business.

We may not be able to fund all future capital needs from cash retained from operations. If we are unable to obtain enough internal capital, we may need to rely on external sources of capital (including debt and equity financing) to fulfill our capital requirements. Our access to capital depends upon a number of factors, some of which we have little or no control over, including but not limited to:

•	general availability of capital, including less favorable terms, rising interest rates and increased borrowing costs;
•	the market price of the shares of our equity securities and the credit ratings of our debt and preferred securities;
•	the market’s perception of our growth potential and our current and potential future earnings and cash distributions;
•	our degree of financial leverage and operational flexibility;
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

If access to capital is unavailable on acceptable terms or at all, it could have a materially adverse impact on our ability to fund operations, repay or refinance our debt obligations, fund dividend payments, acquire properties and make the investments needed to grow our business.

Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and negatively impact the market price of our securities, including our common stock.

Our credit ratings can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. We may be unable to maintain our current credit ratings, and in the event that our current credit ratings deteriorate, we would likely incur higher borrowing costs, and it may be more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. Also, a downgrade in our credit ratings would trigger additional costs or other potentially negative consequences under our current and future credit facilities and debt instruments. The credit ratings of our senior unsecured debt are based on, among other things, our operating performance, liquidity and leverage ratios, overall financial position, level of indebtedness and pending or future changes in the regulatory framework applicable to our operators and our industry.

Our level of indebtedness may increase and materially adversely affect our future operations.

Our outstanding indebtedness as of December 31, 2015, was approximately $11.1 billion. We may incur additional indebtedness in the future, including in connection with the development or acquisition of assets, which may be substantial. Any significant additional indebtedness could negatively affect the credit ratings of our debt and require us to dedicate a substantial portion of our cash flow to interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, conduct development activities, make capital expenditures and acquisitions or carry out other aspects of our business strategy. Increased indebtedness can also make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

An increase in interest rates could increase interest cost on new debt and could materially adversely impact our ability to refinance existing debt, sell assets and conduct acquisition, investment and development activities.

If interest rates increase, so could our interest costs for any variable rate debt and for new debt. This increased cost could make the financing of any acquisition and development activity more costly. Rising interest rates could limit our ability to refinance existing debt when it matures, or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

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

The global financial markets have experienced periods of significant volatility, disruption and uncertainty. While these conditions have stabilized since the first quarter of 2009 and the capital markets continue to show signs of improvement, the strength and sustainability of an economic recovery is uncertain. Increased or prolonged market disruption, volatility or uncertainty could materially adversely impact our ability to raise capital, obtain new financing or refinance our existing obligations as they mature and fund real estate and development activities.

Market volatility could also lead to significant uncertainty in the valuation of our investments and those of our joint ventures, which may result in a substantial decrease in the value of our properties and those of our joint ventures. As a result, we may be unable to recover the carrying amount of such investments and the associated goodwill, if any, which may require us to recognize impairment charges in earnings.

We may be adversely affected by fluctuations in currency exchange rates.

We continue to pursue growth opportunities in international markets where the U.S. dollar is not the denominated currency. The ownership of investments located outside of the United States subjects us to risk from fluctuations in exchange rates between foreign currencies and the U.S. dollar. A significant change in the value of the British pound sterling (“GBP”) or other currencies in countries where we have a significant investment may have a materially adverse effect on our financial position, debt covenant ratios, results of operations and cash flow.

We may attempt to manage the impact of foreign currency exchange rate changes through the use of derivative contracts or other methods. For example, we currently utilize GBP denominated liabilities as a natural hedge against our GBP denominated assets. Additionally, we executed currency swap contracts to hedge the risk related to a portion of the forecasted interest receipts on these investments. However, no amount of hedging activity can fully insulate us from the risks associated with changes in foreign currency exchange rates, and the failure to hedge effectively against foreign currency exchange rate risk, if we choose to engage in such activities, could materially adversely affect our results of operations and financial condition. In addition, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT.

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

From time to time, we are involved in legal proceedings, lawsuits and other claims. We may also be named as defendants in lawsuits arising out of our alleged actions or the alleged actions of our tenants and operators for which such tenants and operators have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such litigation may have a materially adverse effect on our business, results of operations and financial condition. Regardless of the outcome, litigation or other legal proceedings may result in substantial costs, disruption of our normal business operations and the diversion of management attention. We may be unable to prevail in, or achieve a favorable settlement of, any pending or future legal action against us.

Loss of our key personnel could temporarily disrupt our operations and adversely affect us.

We are dependent on the efforts of our executive officers, and competition for these individuals is intense. Although our chief executive officer, chief financial officer and chief investment officer have employment agreements with us, we cannot assure you that they will remain employed with us. The loss or limited availability of the services of any of our executive officers, or our inability to recruit and retain qualified personnel in the future, could, at least temporarily, have a materially adverse effect on our business, results of operations and financial condition and the value of our common stock.

We may experience uninsured or underinsured losses, which could result in a significant loss of the capital invested in a property, lower than expected future revenues or unanticipated expense.

We maintain comprehensive insurance coverage on our properties with terms, conditions, limits and deductibles that we believe are adequate and appropriate given the relative risk and costs of such coverage, and we regularly review our insurance coverage. However, a large number of our properties are located in areas exposed to earthquake, windstorm, flood and other natural disasters and may be subject to other losses. In particular, our life science portfolio is concentrated in areas known to be subject to earthquake activity. While we purchase insurance coverage for earthquake, windstorm, flood and other natural disasters that we believe is adequate in light of current industry practice and analyses prepared by outside consultants, such insurance may not fully cover such losses. These losses can result in decreased anticipated revenues from a property and the loss of all or a portion of the capital we have invested in a property. Following these events, we may remain liable for any mortgage debt or other financial obligations related to the property. The insurance market for such exposures can be very volatile, and we may be unable to purchase the limits and terms we desire on a commercially reasonable basis in the future. In addition, there are certain exposures for which we do not purchase insurance because we do not believe it is economically feasible to do so or where there is no viable insurance market.

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

If, during the five-year period beginning on the date we acquire certain companies, we recognize a gain on the disposition of any property acquired, then, to the extent of the excess of (i) the fair market value of such property as of the acquisition date over (ii) our adjusted income tax basis in such property as of that date, we will be required to pay a corporate-level federal income tax on this gain at the highest regular corporate rate. There can be no assurance that these triggering dispositions will not occur, and these requirements could limit, delay or impede future sales of our properties.

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

The lease of “qualified healthcare properties” to a taxable REIT subsidiary, or TRS, is subject to special requirements.

We may lease certain “qualified healthcare properties” to a TRS, which in turn contracts with a manager or related party to operate the property. The rents from this TRS lessee structure are treated as qualifying rents from real property if (i) they are paid pursuant to an arms-length lease of a “qualified healthcare property” with the TRS and (ii) the manager qualifies as an “eligible independent contractor,” as defined in the Code. If either of these conditions is not satisfied, then the rents will not be qualifying rents.

Recent tax legislation impacts certain U.S. federal income tax rules applicable to REITs and could adversely affect our current tax positions.

The recently enacted Protecting Americans from Tax Hikes Act of 2015 (the “Act”) contains changes to certain aspects of the U.S. federal income tax rules applicable to us. The Act is the most recent example of changes to the REIT rules, and additional legislative changes may occur that could adversely affect our current tax positions. The Act modifies various rules that apply to our ownership of, and business relationship with, our TRSs and reduces the maximum allowable value of our assets attributable to TRSs from 25% to 20% which could impact our ability to enter into future investments. The Act makes permanent the reduction of the recognition period (from ten years to five years) during which an entity that converted from a corporation to a REIT or was acquired by a REIT is subject to a corporate-level tax on built-in gains recognized during such period, which could influence the types of investments we enter into in the future. The Act also makes multiple changes related to the Foreign Investment in Real Property Tax Act, or FIRPTA, expands prohibited transaction safe harbors and qualifying hedges, and repeals the preferential dividend rule for public REITs previously applicable to us. Lastly, the Act adjusts the way we may calculate certain earnings and profits calculations to avoid double taxation at the stockholder level, and expands the types of qualifying assets and income for purposes of the REIT requirements. The provisions enacted by the Act could result in changes in our tax positions or investments, and future legislative changes related to those rules described above could have a materially adverse impact on our results of operations and financial condition.

Our international expansion may result in additional tax-related risks.

We have expanded our operations to include the United Kingdom, and may continue to expand internationally. International expansion presents tax-related risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to:

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

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    Properties

We are organized to invest in income-producing healthcare-related facilities. In evaluating potential investments, we consider a multitude of factors, including:

•	location, construction quality, age, condition and design of the property;
•	geographic area, proximity to other healthcare facilities, type of property and demographic profile, including new competitive supply;
•	whether the expected risk-adjusted return exceeds the incremental cost of capital;
•	whether the rent or operating income provides a competitive market return to our investors;
•	duration, rental rates, tenant and operator quality and other attributes of in-place leases, including master lease structures and coverage;
•	current and anticipated cash flow and its adequacy to meet our operational needs;
•	availability of security such as letters of credit, security deposits and guarantees;
•	potential for capital appreciation;
•	expertise and reputation of the tenant or operator;
•	occupancy and demand for similar healthcare facilities in the same or nearby communities;
•	the mix of revenues generated at healthcare facilities between privately paid and government reimbursed;

•	availability of qualified operators or property managers and whether we can manage the property;
•	potential alternative uses of the facilities;
•	the regulatory and reimbursement environment in which the properties operate;
•	tax laws related to REITs;
•	prospects for liquidity through financing or refinancing; and
•	our access to and cost of capital.

Property and Direct Financing Lease Investments

The following table summarizes our property and direct financing lease (“DFL”) investments in our Owned Portfolio as of and for the year ended December 31, 2015 (square feet and dollars in thousands):

	Number of		Gross Asset	Rental	Operating
Facility Location	Facilities	Capacity	Value(1)	Revenues(2)	Expenses
Senior housing—real estate:		(Units)
California	27	2,633	$546,272	$54,646	$2,663
Texas	28	3,513	438,060	47,205	1
Florida	23	2,582	374,000	28,590	8
Oregon	25	2,042	306,098	26,427	329
Virginia	9	1,154	252,318	19,555	—
Washington	17	1,200	211,010	16,778	—
Colorado	6	908	192,532	17,704	—
Other (33 States)	134	11,680	1,907,453	173,232	1,112
	269	25,712	4,227,743	384,137	4,113
Senior housing—real estate (U.K.):
Other (U.K.)	40	1,855	213,324	17,557	—
Senior housing—RIDEA:
Other (25 States)	108	15,403	2,467,708	525,453	370,204
Senior housing—DFLs(3):
Other (17 States)	89	7,638	1,788,765	117,408	300

Total senior housing	506	50,608	$8,697,540	$1,044,555	$374,617
Post-acute/skilled nursing—real estate:		(Beds)
Indiana	8	947	$59,171	$9,095	$—
Virginia	9	932	58,377	7,425	—
Ohio	6	577	30,826	4,949	16
Nevada	2	298	17,474	3,329	—
Colorado	2	216	13,800	1,792	—
Other (6 States)	7	693	25,310	4,324	1,735
	34	3,663	204,958	30,914	1,751
Post-acute/skilled nursing—real estate (U.K.):
Other (U.K.)	21	1,341	145,490	11,122	—

	Number of		Gross Asset	Rental	Operating
Facility Location	Facilities	Capacity	Value(1)	Revenues(2)	Expenses
Post-acute/skilled nursing—DFLs(3):		(Beds)
Other (25 States)	256	33,159	3,992,353	493,075	251

Total post-acute/skilled nursing	311	38,163	$4,342,801	$535,111	$2,002
Life science:		(Sq. Ft.)
California	105	6,637	$3,305,305	$312,396	$64,501
Other (3 States)	13	913	232,565	30,588	5,716
Total life science	118	7,550	$3,537,870	$342,984	$70,217
Medical office:		(Sq. Ft.)
Texas	59	5,509	$886,418	$114,693	$49,986
Pennsylvania	2	1,141	253,487	27,852	9,866
California	16	830	237,747	25,054	7,223
Colorado	16	1,083	202,891	30,892	12,303
Other (24 States and Mexico)	134	8,492	1,454,549	220,734	84,172
Total medical office	227	17,055	$3,035,092	$419,225	$163,550
Hospital—real estate:		(Beds)
Texas	4	912	$231,552	$31,882	$3,857
California	2	111	143,500	19,370	28
Other (6 States)	7	448	88,742	13,776	81
	13	1,471	$463,794	$65,028	$3,966
Hospital—DFLs(3):
Other (3 States)	3	756	123,891	23,352	23
Total hospital	16	2,227	$587,685	$88,380	$3,989
Total properties	1,178		$20,200,988	$2,430,255	$614,375

(1)	Represents gross real estate and the carrying value of DFLs. Gross real estate represents the carrying amount of real estate after adding back accumulated depreciation and amortization.
(2)	Represent the combined amount of rental and related revenues, tenant recoveries, resident fees and services and income from direct financing leases.
(3)	Represents leased properties that are classified as DFLs.

Occupancy and Annual Rent Trends

The following table summarizes occupancy and average annual rent trends for our owned portfolio for the years ended December 31, (square feet in thousands):

	2015	2014	2013	2012	2011
Senior housing(1):
Average annual rent per unit(2)(3)	$13,796	$13,596	$13,174	$13,140	$14,431
Average capacity (available units)	47,702	45,684	45,400	36,694	30,167
Average capacity (available units) - RIDEA	12,704	6,408	4,620	4,626	1,545
Average resident occupancy percentage - RIDEA	88%	87%	88%	86%	86%
Post-acute/skilled nursing(1):
Average annual rent per bed(2)(3)	$11,767	$12,646	$12,218	$11,802	$12,669
Average capacity (available beds)	38,779	38,441	38,464	38,459	26,167
Life science:
Average occupancy percentage	97%	93%	92%	90%	90%
Average annual rent per square foot(2)	$46	$46	$44	$45	$44
Average occupied square feet	7,179	6,637	6,480	6,250	6,076
Medical office:
Average occupancy percentage	91%	91%	91%	91%	91%
Average annual rent per square foot(2)	$28	$28	$27	$27	$27
Average occupied square feet	14,762	13,178	12,767	12,147	11,721
Hospital(1):
Average annual rent per bed(2)	$40,212	$39,149	$38,437	$37,679	$36,974
Average capacity (available beds)	2,224	2,221	2,175	2,087	2,084

(1)

Senior housing includes average units that are in a RIDEA structure in which resident occupancy impacts our annual revenue, which structure was initially adopted in 2011 and expanded in August 2014 and June 2015. All other senior housing, post-acute/skilled nursing and hospital facilities are triple-net leased to operator occupied facilities, which makes these facilities 100% leased from our perspective.

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

(3)	We changed our accounting treatment to recognize income on a cash basis beginning January 1, 2016 on our HCRMC DFL investments (see Note 6 to the Consolidated Financial Statements).

Development Properties

The following table sets forth the properties owned by us in our life science, medical office and senior housing segments at December 31, 2015 that were under development or redevelopment (dollars and square feet in thousands):

		Estimated	Estimated		Estimated
		Completion	Rentable	Investment	Total
Name of Project	Location	Date(1)	Sq. Ft./Units	to Date	Investment
Life science:
The Cove at Oyster Point - Phase I	South San Francisco, CA	3Q 2016	247	$92,926	$184,314
Medical office:
Memorial Hermann - Pearland II	Pearland, TX	1Q 2016	98	13,869	18,800
Sky Ridge	Lone Tree, CO	1Q 2016	118	23,315	29,400
Memorial Hermann - Cypress	Cypress, TX	2Q 2016	165	20,330	35,630
Folsom	Sacramento, CA	2Q 2016	92	59,863	61,850
Bayfront(2)	St. Petersburg, FL	2Q 2016	117	13,633	22,070
Senior housing:
Deer Park	Deer Park, IL	1Q 2016	180	41,219	47,690
				$265,155	$399,754

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

At December 31, 2015, we also had $321 million of land held for future development primarily in our life science segment.

Tenant Lease Expirations

The following table shows tenant lease expirations, including those related to DFLs, for the next 10 years and thereafter at our leased properties, assuming that none of the tenants exercise any of their renewal or purchase options, unless otherwise noted below (dollars and square feet in thousands). See “Tenant Purchase Options” section of Note 12 to the Consolidated Financial Statements for additional information on leases subject to purchase options.

	Expiration Year
Segment	Total	2016(1)	2017	2018	2019	2020	2021	2022	2023	2024	2025	Thereafter
Senior housing(2):
Properties	398	8	6	25	5	26	8	2	8	26	2	282
Base rent(3)	$512,951	$13,338	$9,248	$50,829	$9,161	$41,216	$10,928	$2,157	$24,129	$31,540	$5,613	$314,792
% of segment base rent	100	3	2	10	2	8	2	—	5	6	1	61
Post-acute/skilled nursing:
Properties	311	—	—	1	21	6	1	4	—	—	—	278
Base rent(3)	$435,760	$—	$—	$1,197	$19,056	$7,338	$351	$3,274	$—	$—	$—	$404,544
% of segment base rent	100	—	—	—	4	2	—	1	—	—	—	93
Life science(4):
Square feet	7,411	844	883	1,268	561	482	729	584	786	471	560	243
Base rent(3)	$283,613	$34,935	$32,633	$60,350	$17,629	$14,915	$39,059	$17,948	$36,141	$7,759	$15,062	$7,182
% of segment base rent	100	12	12	21	6	5	14	6	13	3	5	3
Medical office:
Square feet	15,680	2,329	2,306	2,188	1,740	2,040	828	845	454	483	1,817	650
Base rent(3)	$354,494	$54,977	$55,035	$50,255	$40,910	$48,047	$20,198	$19,881	$10,115	$12,731	$27,984	$14,361
% of segment base rent	100	15	15	14	11	14	6	6	3	4	8	4
Hospital:
Properties	16	—	3	—	5	1	1	2	—	1	2	1
Base rent(3)	$75,714	$—	$12,800	$—	$7,346	$7,759	$1,482	$11,491	$—	$13,570	$17,138	$4,128
% of segment base rent	100	—	17	—	10	10	2	15	—	18	23	5
Total:
Base rent(3)	$1,662,532	$103,250	$109,716	$162,631	$94,102	$119,275	$72,018	$54,751	$70,385	$65,600	$65,797	$745,007
% of total base rent	100	6	7	10	6	7	4	3	4	4	4	45

(1)	Includes month-to-month leases.
(2)	Excludes 108 RIDEA facilities, leased to consolidated subsidiaries, with annualized NOI of $193 million.

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

(4)

Includes 457,000 sq. ft. and 337,000 sq. ft. and annualized revenues of $24 million and $19 million expiring in 2016 and 2018, respectively, related to the exercise of tenant purchase options in January 2016.

We specifically incorporate by reference into this section the information set forth in Schedule III: Real Estate and Accumulated Depreciation, included in this report.

ITEM 3.    Legal Proceedings

We are involved from time-to-time in legal proceedings that arise in the ordinary course of our business, including, but not limited to, commercial disputes, environmental matters, and litigation in connection with transactions including acquisitions and divestitures. We believe that our existing legal proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

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

None.

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange. It has been our policy to declare quarterly dividends to common stockholders so as to comply with applicable provisions of the Code governing REITs. For the fiscal quarters indicated below are the reported high and low sales prices per share of our common stock on the New York Stock Exchange and the cash dividends paid per common share:

	High	Low	Per Share Distribution
2015
Fourth Quarter	$39.83	$32.71	$0.565
Third Quarter	40.90	35.37	0.565
Second Quarter	44.79	36.20	0.565
First Quarter	49.61	39.88	0.565
2014
Fourth Quarter	46.07	39.66	0.545
Third Quarter	43.86	39.34	0.545
Second Quarter	42.82	38.49	0.545
First Quarter	39.59	35.95	0.545

At January 29, 2016, we had approximately 10,085 stockholders of record, and there were approximately 305,054 beneficial holders of our common stock.

Dividends (Distributions)

Distributions with respect to our common stock can be characterized for federal income tax purposes as taxable ordinary dividends, capital gain dividends, nondividend distributions or a combination thereof. Following is the characterization of our annual common stock distributions per share:

	Year Ended December 31,
	2015	2014	2013
Ordinary dividends	$2.1184	$1.9992	$1.8127
Capital gain dividends	0.0316	0.0890	0.1516
Nondividend distributions	0.1100	0.0918	0.1357
	$2.2600	$2.1800	$2.1000

On January 28, 2016, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.575 per share. The common stock dividend will be paid on February 23, 2016 to stockholders of record as of the close of business on February 8, 2016.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our common stock made by or on our behalf during the quarter ended December 31, 2015.

			Total Number of Shares	Maximum Number (or
			Purchased as	Approximate Dollar Value)
	Total Number		Part of Publicly	of Shares that May Yet
	of Shares	Average Price	Announced Plans	be Purchased Under
Period Covered	Purchased(1)	Paid per Share	or Programs	the Plans or Programs
October 1-31, 2015	12,861	$37.38	—	—
November 1-30, 2015	108	37.20	—	—
December 1-31, 2015	6,759	36.46	—	—
Total	19,728	37.06	—	—

(1)

Represents restricted shares withheld under our equity incentive plans to offset tax withholding obligations that occur upon vesting of restricted shares. The value of the shares withheld is based on the closing price of our common stock on the last trading day prior to the date the relevant transaction occurred.

Performance Graph

The graph below compares the cumulative total return of HCP, the S&P 500 Index and the Equity REIT Index of NAREIT, from January 1, 2011 to December 31, 2015. Total cumulative return is based on a $100 investment in HCP common stock and in each of the indices on January 1, 2011 and assumes quarterly reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

AMONG S&P 500, EQUITY REITS AND HCP, INC.

RATE OF RETURN TREND COMPARISON

JANUARY 1, 2011–DECEMBER 31, 2015

(JANUARY 1, 2011 = $100)

Performance Graph Total Stockholder Return

$300
$250
$200
$150
$100
$50
$0
01/01/11
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
Equity REIT Index
S &P 500
HCP

	December 31,
	2011	2012	2013	2014	2015
FTSE NAREIT Equity REIT Index	$108.28	$129.62	$133.32	$170.68	$175.51
S&P 500	102.08	118.39	156.70	178.10	180.56
HCP, Inc.	118.42	135.24	114.07	145.60	134.09

ITEM 6.    Selected Financial Data

Set forth below is our selected financial data as of and for each of the years in the five-year period ended December 31, 2015 (dollars in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of operations data:
Total revenues	$2,544,312	$2,266,279	$2,099,878	$1,879,970	$1,694,418
(Loss) income from continuing operations	(546,418)	906,845	910,633	801,190	536,130
Net (loss) income applicable to common shares	(560,552)	919,796	969,103	812,289	515,302
(Loss) income from continuing operations applicable to common shares:
Basic earnings per common share	(1.21)	1.94	1.97	1.80	1.25
Diluted earnings per common share	(1.21)	1.94	1.97	1.80	1.25
Net (loss) income applicable to common shares:
Basic earnings per common share	(1.21)	2.01	2.13	1.90	1.29
Diluted earnings per common share	(1.21)	2.00	2.13	1.90	1.29
Balance sheet data:
Total assets	21,449,849	21,331,436	20,040,310	19,879,697	17,382,029
Debt obligations(1)	11,069,003	9,721,269	8,626,067	8,659,691	7,704,691
Total equity	9,746,317	10,997,099	10,931,134	10,753,777	9,220,622
Other data:
Dividends paid	1,046,638	1,001,559	956,685	865,306	787,689
Dividends paid per common share	2.26	2.18	2.10	2.00	1.92
Funds from operations (“FFO”)(2)	(10,841)	1,381,634	1,349,264	1,166,508	877,907
Diluted FFO per common share(2)	(0.02)	3.00	2.95	2.72	2.19
FFO as adjusted(2)	1,470,167	1,398,691	1,382,699	1,195,799	1,052,692
Diluted FFO as adjusted per common share(2)	3.16	3.04	3.02	2.79	2.71
Funds available for distribution (“FAD”)(2)	1,261,849	1,178,822	1,158,082	954,645	838,440
Diluted FAD per common share(2)	2.72	2.57	2.54	2.23	2.16

(1)

Includes bank line of credit, bridge and term loans, senior unsecured notes, mortgage and other secured debt, and other debt. Reflects the early adoption of Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) and ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting) (“ASU 2015-15”). ASU 2015-03 and ASU 2015-15 simplify the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability (consistent with debt discounts).

(2)

For a more detailed discussion and reconciliation of Funds From Operations (“FFO”), FFO as adjusted and Funds Available for Distribution (“FAD”), see “Non-GAAP Financial Measures Reconciliations” in Item 7.

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

2015 Transaction Overview

HCR ManorCare, Inc.

HCRMC Fourth Quarter 2015

The post-acute/skilled nursing (“SNF”) industry and HCRMC continued to experience a challenging operating environment in 2015, due to the ongoing change in reimbursement models which reduces rates and lowers census, the result of shorter lengths of stay. HCRMC’s normalized fixed charge coverage for the 12-month period ended December 31, 2015 was 1.07x.

For the fourth quarter 2015, HCRMC reported normalized EBITDAR of $110 million, which decreased $36 million on a year-over-year basis compared to the fourth quarter 2014, and decreased $17 million sequentially compared to the third quarter 2015. The results were impacted by core operating performance weakness and unfavorable non-routine items discussed below. The level of performance was below expectations and uncharacteristic for the fourth quarter, which has historically been strong due in large part to increased census and the annual Medicare rate increases on October 1.

HCRMC ended 2015 with $125 million of cash and cash equivalents and continues to be current on its obligations under the amended master lease (the “Amended Master Lease”).

Core Operating Performance.  Before the impact from non-routine items described below, HCRMC’s fourth quarter EBITDAR was below its forecast, primarily due to the continued change in payor mix from traditional Medicare to Managed Care plans, which reduced reimbursement rates and lowered census. As a result, HCRMC reported a decline in its core SNF operating metrics (which excludes the 50 non-strategic disposition assets), with fourth quarter census decreasing 175 basis points from the prior year to 82.6%.

Non-Routine Items.  As discussed below, HCRMC is in the process of exiting 50 non-strategic assets, of which 21 sales were completed in the fourth quarter and an additional 11 closed in the first quarter 2016. As such, disruption resulting from transitioning operations to new owners and closing costs led to additional underperformance from this pool of assets. EBITDAR losses from the sale of non-strategic assets totaled $11 million in the fourth quarter 2015, and $22 million for full year 2015. HCP continues to expect total proceeds of $350 million from the sales of the non-strategic assets, of which $280 million have closed to-date with the remaining $70 million expected to close in mid-2016.

In addition, HCRMC continues to defend against the DOJ civil complaint previously disclosed in April 2015. HCRMC incurred legal and regulatory defense costs of $3 million during the fourth quarter 2015 and $9 million for the full year 2015. The outcome of the DOJ civil complaint remains uncertain, and HCRMC expects to incur additional legal and regulatory defense costs in 2016.

As a result of HCRMC’s fourth quarter performance deterioration and the related decline in its FCC, we placed our real estate portfolio operated by HCRMC on “Watch List” status at year end 2015, and changed our accounting treatment to recognize rental income on a cash basis beginning January 2016. As such, we will no longer recognize non-cash accretion income under the HCRMC DFLs (see Note 2 to the Consolidated Financial Statements).

The reduced growth outlook for the broader post-acute/SNF industry indicates challenges to the improvement in HCRMC’s financial performance over the next few years. At year end 2015, the Company determined that it is probable that its HCRMC DFL investments are impaired and the amount of the loss can be reasonably estimated. In the fourth quarter 2015, the Company recorded an allowance (impairment charge) for DFL losses of $817 million, reducing the carrying amount of its HCRMC DFL investments from $6.0 billion to $5.2 billion (see Notes 6 and 17 to the Consolidated Financial Statements). We also recorded a fourth quarter 2015 impairment charge of $19 million related to our equity investment in HCRMC OpCo (see Note 8 to the Consolidated Financial Statements).

HCP has engaged advisors and continues to work closely with HCRMC to jointly explore all opportunities that reduce our concentration, improve the credit quality and coverage of our Amended Master Lease, and ensure HCRMC can continue to deliver high quality care and services.

HCRMC Third Quarter 2015

In October 2015, we concluded that our equity investment in HCRMC was other-than-temporarily impaired as of September 30, 2015, and we recorded an impairment charge of $27 million during the third quarter of 2015. The impairment charge reduced the carrying amount of our equity investment in HCRMC to $21 million. Our impairment determination primarily resulted from our review of HCRMC operating results and market and industry data which, among other factors, showed a declining trend in admissions from hospitals and continuing trends in mix and length of stay driven by Medicare Advantage and other Manage Care plans.

HCRMC First Quarter 2015

During the quarter ended March 31, 2015, HCP and HCRMC agreed to market for sale the real estate and operations associated with 50 non-strategic facilities that were under the Master Lease and Security Agreement (the “Master Lease”) for an estimated total gross sales price of approximately $350 million. HCRMC receives annual rent reduction under the Master Lease based on 7.75% of the net sales proceeds received by HCP. During the year ended December 31, 2015, we completed sales of 22 non-strategic HCRMC facilities for $219 million. Through February 8, 2016, 33 of the facility sales have closed, and the remaining facility sales are expected to close mid-2016.

Additionally, HCP and HCRMC agreed to amend the Master Lease (the “HCRMC Lease Amendment”). Commencing April 1, 2015, HCP provided an annual net rent reduction of $68 million, which equates to initial lease year rent of $473 million, compared to $541 million that would have commenced April 1, 2015 prior to the HCRMC Lease

Amendment. The contractual rent will increase by 3.0% annually during the initial term. In exchange, HCP received the following consideration:

•

Fee ownership in nine post-acute facilities valued at $275 million with a median age of four years, owned and operated by HCRMC. HCP retained a lease receivable of equal value, earning income of $19 million annually (included in the amended initial lease year rent of $473 million above), which will be reduced as the facility purchases are completed. Following the purchase of a facility, HCRMC will lease such facility from HCP pursuant to the Amended Master Lease. The nine facilities will contribute an aggregate of $19 million of annual rent (subject to escalation) under the Amended Master Lease.  During the year ended December 31, 2015 and through February 8, 2016, HCRMC and HCP completed seven of the nine facility purchases for $184 million. The purchases of the remaining two facilities are expected to close mid-2016, subject to customary licensing and regulatory approvals;

•

A second lease receivable with an initial amount of $250 million, payable by HCRMC upon the earlier of: (i) the end of the initial term of the first renewal pool under the Amended Master Lease; or (ii) certain capital or liquidity events of HCRMC, including an initial public offering or sale. The $250 million lease receivable amount will increase each year as follows: 3.0% in April 2016 through 2018, 4.0% in 2019, 5.0% in 2020 and 6.0% in 2021 until the end of the initial lease term; and

•	Extension of the initial lease term by five years, to an average of 16 years.

In March 2015, we recorded a non-cash impairment charge of $478 million related to our HCRMC DFL investments. The non-cash charge reduced the carrying value of the HCRMC DFL investments from $6.6 billion to $6.1 billion, which represented the present value of the future lease payments under the Amended Master Lease. The impairment determination resulted from discussions with HCRMC in which they expressed an increasing desire to reduce rent in consideration of potential economic trades to HCP prior to the April 1, 2015 rental increase of 3.5% under the Master Lease (without regard to the HCRMC Lease Amendment).

See Note 6 to the Consolidated Financial Statements for additional discussion of the HCRMC Lease Amendment and impairment of our HCRMC DFL investments, Note 8 to the Consolidated Financial Statements for additional discussion regarding our equity interest in HCRMC and the DOJ complaint against HCRMC, and Note 17 to the Consolidated Financial Statements for additional discussion regarding the impairments,  which information is incorporated by reference herein.

Investment Transactions

Acquisition of Private Pay Senior Housing Portfolio

On June 30, 2015, HCP acquired a portfolio of 35 private pay senior housing communities from Chartwell Retirement Residences, including two leasehold interests, representing 5,025 units for $847 million. The portfolio was acquired in a RIDEA structure (RIDEA III), with Brookdale owning a 10% noncontrolling interest. Brookdale has operated these communities since 2011, and continues to manage the communities under a long-term management agreement.

The Cove Development

In February 2015, we began construction on the first phase, $184 million (estimated total investment), of The Cove at Oyster Point (“The Cove”), a life science development in South San Francisco, California. The first phase includes two “class A” buildings totaling 247,000 square feet that are expected to be completed in the third quarter of 2016.

Edgewater Business Park

In December 2015, we acquired a six-building lab campus, totaling 170,000 square feet in South San Francisco, California for $83 million.

U.K. Investments

In December 2015, we purchased £28 million ($42 million) of Four Seasons Health Care’s (“Four Seasons”) £40 million senior secured term loan.

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

Acquisitions of On-Campus Medical Office Buildings

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

In April 2015, we acquired a MOB in Philadelphia, Pennsylvania for $161 million. The MOB is anchored by Thomas Jefferson University Hospital, which is ranked second among best hospitals in the Philadelphia metropolitan area by U.S. News and is owned by ‘A rated’ Thomas Jefferson University. The MOB contains 705,000 rentable square feet and was 85% occupied at closing.

MBK Joint Venture

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

Other Investment Transactions

In November 2015, we exercised the purchase option under our $18 million par value development loan to acquire a newly built assisted living facility in Olney, Maryland for $39 million. The facility was 97% occupied at closing and was placed in a 100% owned RIDEA structure with Brookdale managing the facility.

In November 2015, we expanded our senior housing joint venture partnerships with Brookdale in the CCRC JV, an unconsolidated joint venture, through the acquisition of a CCRC in Spring, Texas for $40 million and in a RIDEA portfolio through the acquisition of a senior housing facility in Victoria, Texas for $10 million, of which our contribution was $19 million and $9 million, respectively.

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

Financing and Capital Recycling Activities

In December 2015, we issued $600 million of 4.00% senior unsecured notes due 2022. The notes were priced at 99.577% of the principal amount with a yield-to-maturity of 4.070%. Net proceeds were used to prefund our $500 million 3.750% senior notes due February 2016. Prior to such repayment, we used a portion of such proceeds to temporarily reduce outstanding borrowings under our revolving line of credit, which borrowings were principally used for acquisitions and investments.

During the second half of 2015, we received £34 million ($52 million) and $23 million in loan paydowns from asset disposition proceeds relating to our HC-One Facility and loan to Delphis Operations, L.P., respectively.

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

In June 2015, we established an at-the-market equity offering program (“ATM Program”), in connection with the renewal of our Shelf Registration Statement. Under this program, we may sell shares of our common stock from time to time having an aggregate gross sales price of up to $750 million through a consortium of banks acting as sales agents or directly to the banks acting as principals. During the year ended December 31, 2015, we issued 1.8 million shares of common stock at a weighted average price of $40.14 for proceeds of $73 million, net of fees and commissions of $1 million.

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

Dividends

Quarterly dividends paid during 2015 aggregated $2.26 per share, which represents a 3.7% increase from 2014. On January 28, 2016, our Board of Directors declared a quarterly cash dividend of $0.575 per common share. The annualized distribution rate per share for 2016 increased 1.8% to $2.30, compared to $2.26 for 2015. The dividend will be paid on February 23, 2016 to stockholders of record as of the close of business on February 8, 2016.

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

Non-GAAP Financial Measures

Net Operating Income (“NOI”)

NOI and adjusted NOI are non-GAAP supplemental financial measures used to evaluate the operating performance of real estate. NOI is defined as rental and related revenues, including tenant recoveries, resident fees and services, and income from DFLs, less property level operating expenses; NOI excludes all other financial statement amounts included in net income (loss) as presented in Note 14 to the Consolidated Financial Statements. Management believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL accretion, amortization of market lease intangibles and lease termination fees. Adjusted NOI is oftentimes referred to as “cash NOI.” We use NOI and adjusted NOI to make decisions about resource allocations, assess and compare property level performance, and evaluate our same property portfolio (“SPP”), as described below. We believe that net income (loss) is the most directly comparable U.S. generally accepted accounting principles (“GAAP”) measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect various excluded items. Further, our definition of NOI may not be comparable to the definition used by other REITs or real estate companies, as they may use different methodologies for calculating NOI. NOI and adjusted NOI are non-GAAP supplemental financial measures; for a reconciliation of net income (loss) to NOI and adjusted NOI and other relevant disclosure, refer to Note 14 to the Consolidated Financial Statements.

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

Same Property Portfolio (“SPP”)

SPP NOI and adjusted NOI information allows us to evaluate the performance of our property portfolio under a consistent population by eliminating changes in the composition of our portfolio of properties. We identify our SPP as stabilized properties that remained in operations and were consistently reported as leased properties or RIDEA properties for the duration of the year-over-year comparison periods presented, excluding assets held for sale. Accordingly, it takes a stabilized property a minimum of 12 months in operations under a consistent reporting structure to be included in our SPP. Newly acquired operating assets are generally considered stabilized at the earlier of lease up (typically when the tenant(s) controls the physical use of at least 80% of the space) or 12 months from the acquisition date. Newly completed developments and redevelopments are considered stabilized at the earlier of lease up or 24 months from the date the property is placed in service. SPP NOI excludes certain non-property specific operating expenses that are allocated to each operating segment on a consolidated basis. SPP adjusted NOI excludes the effects of foreign exchange rate movements by using the average current period exchange rate to translate from GBP into USD for the comparison periods. A property is removed from our SPP when it is sold, placed into redevelopment or changes its reporting structure.

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

FFO, as defined by the NAREIT, is net income (loss) applicable to common shares (computed in accordance with GAAP), excluding gains or losses from sales of property, impairments of, or related to, depreciable real estate, plus real estate and other depreciation and amortization, and after adjustments for joint ventures. Adjustments for joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income (loss). We compute FFO in accordance with the current NAREIT definition; however, other REITs may report FFO differently or have a different interpretation of the current NAREIT definition from ours.

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

Funds Available for Distribution

FAD is defined as FFO as adjusted after excluding the impact of the following: (i) amortization of acquired market lease intangibles, net; (ii) amortization of deferred compensation expense; (iii) amortization of deferred financing costs, net; (iv) straight-line rents; (v) accretion and depreciation related to DFLs and lease incentive amortization (reduction of straight-line rents); and (vi) deferred revenues, excluding amounts amortized into rental income that are associated with tenant funded improvements owned/recognized by us and up-front cash payments made by tenants to reduce their contractual rents. Also, FAD: (i) is computed after deducting recurring capital expenditures, including leasing costs and second generation tenant and capital improvements; and (ii) includes lease restructure payments and adjustments to compute our share of FAD from our unconsolidated joint ventures and those related to CCRC non-refundable entrance fees. Other REITs or real estate companies may use different methodologies for calculating FAD, and accordingly, our FAD may not be comparable to those reported by other REITs. Although our FAD computation may not be comparable to that of other REITs, management believes FAD provides a meaningful supplemental measure of our performance and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. FAD does not represent cash generated from operating activities determined in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income (loss) determined in accordance with GAAP. FAD is a non-GAAP supplemental financial measure; for a reconciliation of net income (loss) to FAD, as defined, and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014 and the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Overview(1)

2015 and 2014

Results for the years ended December 31, 2015 and 2014 (dollars in thousands except per share data):

	Year Ended		Year Ended		Per
	December 31, 2015		December 31, 2014		Share
	Amount	Per Share	Amount	Per Share	Change
FFO	$(10,841)	$(0.02)	$1,381,634	$3.00	$(3.02)
FFO as adjusted	1,470,167	3.16	1,398,691	3.04	0.12
FAD	1,261,849	2.72	1,178,822	2.57	0.15
Net (loss) income applicable to common shares	(560,552)	(1.21)	919,796	2.00	(3.21)

(1)	For the reconciliation, see “Non-GAAP Financial Measures Reconciliations” section below.

FFO as adjusted and FAD increased $0.12 and $0.15 per share, respectively, primarily as a result of increased NOI from our 2014 and 2015 acquisitions and incremental interest income from the repayments of three development loans resulting from our share in the appreciation of the underlying real estate assets. The increases were partially offset by the decline in income from DFLs as a result of the HCRMC Lease Amendment and by placing our marketable debt securities issued by Elli Investments Limited as part of the financing for its acquisition of Four Seasons Health Care (“Four Seasons Notes”) on cost-recovery method in the third quarter of 2015.

FFO and earnings per share (“EPS”) decreased $3.02 and $3.21 per share, respectively, primarily as a result of: (i) $1.3 billion of impairments related to our HCRMC DFL investments, (ii) $112 million of impairments related to our investment in Four Seasons Notes, (iii) $46 million of impairments related to our equity investment in HCRMC, (iv) $38 million recognized in 2014 in net fees for terminating the leases on the 49 senior housing properties in the Brookdale Transaction, (v) transaction-related items of $33 million and (vi) a severance-related charge of $7 million. The decreases were partially offset by: (i) the aforementioned events impacting FFO as adjusted and FAD, (ii) $6 million impairment recovery from a repayment of a loan in our hospital segment and (iii) foreign currency remeasurement gains of $5 million.

Additionally, EPS decreased primarily as a result of: (i) decreased gain on sales of real estate and (ii) increased depreciation expense, partially offset by the increased equity income from unconsolidated joint venture as a result of gain on sales of real estate from HCP Ventures III, LLC and HCP Ventures IV, LLC.

2014 and 2013

Results for the years ended December 31, 2014 and 2013 (dollars in thousands except per share data):

	Year Ended		Year Ended		Per
	December 31, 2014		December 31, 2013		Share
	Amount	Per Share	Amount	Per Share	Change
FFO	$1,381,634	$3.00	$1,349,264	$2.95	$0.05
FFO as adjusted	1,398,691	3.04	1,382,699	3.02	0.02
FAD	1,178,822	2.57	1,158,082	2.54	0.03
Net income applicable to common shares	919,796	2.00	969,103	2.13	(0.13)

FFO increased $0.05 per share primarily as a result of: (i) net gains from the 2014 Brookdale transaction, (ii) increased NOI from our SPP and our 2013 and 2014 acquisitions, and (iii) a general and administrative charge in 2013 resulting from the termination of our former chief executive officer. The aforementioned were partially offset by: (i) an impairment charge in 2014 for our equity investment in HCRMC and (ii) favorable one-time items including interest income in 2013 from the par payoff of our Barchester debt investments and sale of marketable equity securities.

FFO as adjusted and FAD increased $0.02 and $0.03 per share, respectively, primarily as a result of increased NOI from our SPP and 2013 and 2014 acquisitions, which were partially offset by favorable one-time items including interest income in 2013 from the par payoff of our Barchester debt investments and sale of marketable equity securities.

EPS decreased $0.13 primarily as a result of: (i) decreased gain on sales of real estate and (ii) increased depreciation expense, partially offset by the net result of the aforementioned events impacting FFO.

Segment NOI and Adjusted NOI

The tables below provide selected operating information for our SPP and total property portfolio for each of our five business segments. For the year ended December 31, 2015, our consolidated SPP consists of 993 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2014 and that remained in operations under a consistent reporting structure. For the year ended December 31, 2014, our consolidated SPP consisted of 1,011 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2013 and that remained in operations under a consistent reporting structure. Our consolidated total property portfolio represents 1,178,  1,108 and 1,079 properties at December 31, 2015, 2014 and 2013, respectively, and excludes properties classified as discontinued operations.

Senior Housing

2015 and 2014

On June 30, 2015 (the “Closing Date”), we completed the RIDEA III acquisition of 35 senior housing properties (see Note 4 to the Consolidated Financial Statements). We report the resident level fees and services revenues and corresponding operating expenses in our consolidated financial statements from the Closing Date. For periods subsequent to the Closing Date, we expect increases in resident fees and services revenue and operating expenses.

Results as of and for the years ended December 31, 2015 and 2014 (dollars in thousands except per unit data):

	SPP			Total Portfolio
	2015	2014(1)	Change	2015	2014	Change
Rental revenues(2)	$503,447	$499,675	$3,772	$519,102	$621,114	$(102,012)
Resident fees and services	160,116	153,251	6,865	525,453	241,965	283,488
Total segment revenues	$663,563	$652,926	$10,637	$1,044,555	$863,079	$181,476
Operating expenses	(101,484)	(98,190)	(3,294)	(374,617)	(167,407)	(207,210)
NOI	$562,079	$554,736	$7,343	$669,938	$695,672	$(25,734)
Non-cash adjustments to NOI	(23,177)	(34,920)	11,743	(16,127)	(78,197)	62,070
Adjusted NOI	$538,902	$519,816	$19,086	$653,811	$617,475	$36,336
Adjusted NOI % change			3.7%
Property count	376	376		506	465
Average capacity (units)(3)	37,718	37,763		47,702	45,684
Average annual rent per unit(4)	$14,328	$13,809		$13,796	$13,596

(1)

From our 2014 presentation of SPP, we removed 12 senior housing properties that were sold and three senior housing properties that were contributed to partnerships under a RIDEA structure, and no longer meet our criteria for SPP as of the date of contribution.

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

Total Portfolio NOI and Adjusted NOI.    Our total portfolio NOI decreased primarily as a result of: (i) $38 million of net revenues recognized from the 2014 Brookdale transaction (see Note 3 to the Consolidated Financial Statements) and (ii) an $8 million net termination fee related to our RIDEA III acquisition in 2015 (see Note 4 to the Consolidated Financial

Statements), partially offset by the impact from our SPP and senior housing acquisitions in 2014 and 2015 primarily from our RIDEA III transaction in June 2015 (see Note 4 to the Consolidated Financial Statements).

In addition to the impact of our SPP, our total portfolio adjusted NOI increased as a result of senior housing acquisitions in 2014 and 2015 primarily from our RIDEA III transaction in June 2015 (see Note 4 to the Consolidated Financial Statements).

We placed our HCRMC DFL investments on cash basis of accounting as of January 1, 2016 and will no longer recognize accretion income, unless the timing and amounts owed under the HCRMC DFL investments are reasonably assured (see Note 6 to the Consolidated Financial Statements).

2014 and 2013

Results as of and for the years ended December 31, 2014 and 2013 (dollars in thousands except per unit data):

	SPP			Total Portfolio
	2014	2013(1)	Change	2014	2013	Change
Rental revenues(2)	$506,592	$505,629	$963	$621,114	$602,506	$18,608
Resident fees and services	153,251	146,245	7,006	241,965	146,288	95,677
Total segment revenues	$659,843	$651,874	$7,969	$863,079	$748,794	$114,285
Operating expenses	(98,191)	(93,792)	(4,399)	(167,407)	(95,603)	(71,804)
NOI	$561,652	$558,082	$3,570	$695,672	$653,191	$42,481
Non-cash adjustments to NOI	(35,519)	(50,144)	14,625	(78,197)	(58,699)	(19,498)
Adjusted NOI	$526,133	$507,938	$18,195	$617,475	$594,492	$22,983
Adjusted NOI % change			3.6%
Property count	387	387		465	444
Average capacity (units)(3)	38,545	38,541		45,684	45,400
Average annual rent per unit(4)	$13,693	$13,285		$13,596	$13,174

(1)

From our 2013 presentation of SPP, we removed a senior housing property that was sold and 51 senior housing properties that were contributed to partnerships under a RIDEA structure as part of the 2014 Brookdale transaction and no longer meet our criteria for SPP upon contribution.

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

Total Portfolio NOI and Adjusted NOI.    In addition to the impact of our SPP, our total portfolio NOI increased as a result of recognizing net fees of $38 million from the 2014 Brookdale transaction (see Note 3 to the Consolidated Financial Statements). Our total portfolio NOI and adjusted NOI also increased as a result of our senior housing acquisitions in 2014 and 2013.

Post-Acute/Skilled Nursing

2015 and 2014

Results as of and for the years ended December 31, 2015 and 2014 (dollars in thousands, except per bed data):

	SPP			Total Portfolio
	2015	2014(1)	Change	2015	2014	Change
Rental revenues(2)	$508,638	$533,141	$(24,503)	$535,111	$555,322	$(20,211)
Operating expenses	(166)	(153)	(13)	(2,002)	(2,087)	85
NOI	$508,472	$532,988	$(24,516)	$533,109	$553,235	$(20,126)
Non-cash adjustments to NOI	(75,401)	(66,651)	(8,750)	(78,738)	(69,141)	(9,597)
Adjusted NOI	$433,071	$466,337	$(33,266)	$454,371	$484,094	$(29,723)
Adjusted NOI % change			(7.1)%
Property count	290	290		311	301
Average capacity (beds)(3)	35,934	35,936		38,779	38,441
Average annual rent per bed	$12,056	$12,980		$11,767	$12,646

(1)	From our 2014 presentation of SPP, we removed 18 post-acute/skilled nursing facilities that were sold.
(2)	Represents rental and related revenues and income from DFLs.
(3)	Represents average capacity as reported by the respective tenants or operators for a twelve-month period that is a quarter in arrears from the periods presented.

NOI and Adjusted NOI.    SPP and total portfolio NOI and adjusted NOI decreased primarily as a result of the HCRMC Lease Amendment. See “2015 Transaction Overview” above for further discussion of developments with HCRMC.

We placed our HCRMC DFL investments on cash basis of accounting as of January 1, 2016 and will no longer recognize accretion income, unless the timing and amounts owed under the HCRMC DFL investments are reasonably assured  (see Note 6 to the Consolidated Financial Statements).

2014 and 2013

Results as of and for the years ended December 31, 2014 and 2013 (dollars in thousands, except per bed data):

	SPP			Total Portfolio
	2014	2013(1)	Change	2014	2013	Change
Rental revenues(2)	$553,778	$540,403	$13,375	$555,322	$541,805	$13,517
Operating expenses	(168)	(443)	275	(2,087)	(2,485)	398
NOI	$553,610	$539,960	$13,650	$553,235	$539,320	$13,915
Non-cash adjustments to NOI	(69,004)	(71,632)	2,628	(69,141)	(71,812)	2,671
Adjusted NOI	$484,606	$468,328	$16,278	$484,094	$467,508	$16,586
Adjusted NOI % change			3.5%
Property count	301	301		301	302
Average capacity (beds)(3)	38,333	38,253		38,441	38,464
Average annual rent per bed	$12,645	$12,253		$12,646	$12,218

(1)	From our 2013 presentation of SPP, we removed a post-acute/skilled nursing property that was sold.
(2)	Represents rental and related revenues and income from DFLs.
(3)	Represents average capacity as reported by the respective tenants or operators for a twelve-month period that is a quarter in arrears from the periods presented.

NOI and Adjusted NOI.    SPP and total portfolio NOI and adjusted NOI increased primarily as a result of annual rent escalations from our HCRMC DFL investments.

Life Science

2015 and 2014

Results as of and for the years ended December 31, 2015 and 2014 (dollars and sq. ft. in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2015	2014(1)	Change	2015	2014	Change
Rental revenues	$264,110	$251,857	$12,253	$283,557	$264,164	$19,393
Tenant recoveries	53,827	46,863	6,964	59,427	49,950	9,477
Total segment revenues	$317,937	$298,720	$19,217	$342,984	$314,114	$28,870
Operating expenses	(59,053)	(54,554)	(4,499)	(70,217)	(63,080)	(7,137)
NOI	$258,884	$244,166	$14,718	$272,767	$251,034	$21,733
Non-cash adjustments to NOI	(8,628)	(9,121)	493	(10,128)	(10,075)	(53)
Adjusted NOI	$250,256	$235,045	$15,211	$262,639	$240,959	$21,680
Adjusted NOI % change			6.5%
Property count	107	107		118	111
Average occupancy	97.2%	92.7%		97.1%	93.0%
Average occupied sq. ft.	6,735	6,414		7,179	6,637
Average annual total revenues per occupied sq. ft.	$46	$45		$46	$46
Average annual rental revenues per occupied sq. ft.	$38	$38		$38	$38

(1)	From our 2014 presentation of SPP, we removed a life science facility that was placed into land held for development, which no longer meets our criteria for SPP as of the date placed into development.

SPP NOI and Adjusted NOI.    SPP NOI and adjusted NOI increased primarily as a result of increased occupancy. Additionally, SPP adjusted NOI increased as a result of annual rent escalations.

Total Portfolio NOI and Adjusted NOI.    In addition to the impact of our SPP, our total portfolio NOI and adjusted NOI increased primarily as a result of the impact of our life science development projects placed into service during 2014 and life science acquisitions in 2014 and 2015.

During the year ended December 31, 2015,  694,000 square feet of new and renewal leases commenced at an average annual base rent of $33.52 per square foot compared to 412,000 square feet of expired and terminated leases with an average annual base rent of $33.47 per square foot. During the year ended December 31, 2015, we acquired six properties with 158,000 occupied square feet with an average annual base rent of $38.80 per square foot.

2014 and 2013

Results as of and for the years ended December 31, 2014 and 2013 (dollars and sq. ft. in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2014	2013	Change	2014	2013	Change
Rental revenues	$247,062	$243,558	$3,504	$264,164	$251,919	$12,245
Tenant recoveries	46,004	43,628	2,376	49,950	44,960	4,990
Total segment revenues	$293,066	$287,186	$5,880	$314,114	$296,879	$17,235
Operating expenses	(53,512)	(50,888)	(2,624)	(63,080)	(56,956)	(6,124)
NOI	$239,554	$236,298	$3,256	$251,034	$239,923	$11,111
Non-cash adjustments to NOI	(8,117)	(12,572)	4,455	(10,075)	(11,448)	1,373
Adjusted NOI	$231,437	$223,726	$7,711	$240,959	$228,475	$12,484
Adjusted NOI % change			3.4%
Property count	105	105		111	111
Average occupancy	93.1%	91.5%		93.0%	91.8%
Average occupied sq. ft.	6,325	6,212		6,637	6,480
Average annual total revenues per occupied sq. ft.	$45	$44		$46	$44
Average annual rental revenues per occupied sq. ft.	$38	$37		$38	$37

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

Total Portfolio NOI and Adjusted NOI.    In addition to the impact of our SPP, our total portfolio NOI and adjusted NOI increased primarily as a result of the impact of our life science development projects placed in service during 2014 and 2013 and a life science acquisition in 2014.

During the year ended December 31, 2014, 1.5 million square feet of new and renewal leases commenced at an average annual base rent of $30.40 per square foot compared to 1.1 million square feet of expiring leases with an average annual base rent of $30.83 per square foot. During the year ended December 31, 2014, we acquired a property with 83,000 occupied square feet with an average annual base rent of $33.87 per square foot.

Medical Office

2015 and 2014

Results as of and for the years ended December 31, 2015 and 2014 (dollars and sq. ft. in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2015	2014(1)	Change	2015	2014	Change
Rental revenues	$302,792	$297,360	$5,432	$354,824	$312,734	$42,090
Tenant recoveries	55,977	55,082	895	64,401	58,222	6,179
Total segment revenues	$358,769	$352,442	$6,327	$419,225	$370,956	$48,269
Operating expenses	(137,411)	(135,375)	(2,036)	(163,550)	(148,199)	(15,351)
NOI	$221,358	$217,067	$4,291	$255,675	$222,757	$32,918
Non-cash adjustments to NOI	(661)	(844)	183	(5,025)	(1,406)	(3,619)
Adjusted NOI	$220,697	$216,223	$4,474	$250,650	$221,351	$29,299
Adjusted NOI % change			2.1%
Property count	204	204		227	215
Average occupancy	90.5%	91.1%		90.7%	90.7%
Average occupied sq. ft.	12,566	12,649		14,762	13,178
Average annual total revenues per occupied sq. ft.	$28	$28		$28	$28
Average annual rental revenues per occupied sq. ft.	$24	$23		$24	$24

(1)	From our 2014 presentation of SPP, we removed a MOB that was sold.

SPP NOI and Adjusted NOI.    SPP NOI and adjusted NOI increased as a result of annual rent escalations.

Total Portfolio NOI and Adjusted NOI.    Our total portfolio NOI and adjusted NOI increased primarily as a result of the impact of our MOB acquisitions in 2014 and 2015.

During the year ended December 31, 2015,  2.4 million square feet of new and renewal leases commenced at an average annual base rent of $23.82 per square foot compared to 2.4 million square feet of expiring and terminated leases with an average annual base rent of $24.15 per square foot. During the year ended December 31, 2015, we acquired properties with 1.9 million occupied square feet with an average annual base rent of $16.19 per square foot, including 1.2 million square feet with a triple net annual base rent of $10.74 per square foot, and disposed of 17,000 square feet with an average annual base rent of $17.50 per square foot.

2014 and 2013

Results as of and for the years ended December 31, 2014 and 2013 (dollars and sq. ft. in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2014	2013(1)	Change	2014	2013	Change
Rental revenues	$296,216	$292,680	$3,536	$312,734	$299,102	$13,632
Tenant recoveries	54,935	52,769	2,166	58,222	53,232	4,990
Total segment revenues	$351,151	$345,449	$5,702	$370,956	$352,334	$18,622
Operating expenses	(134,275)	(131,148)	(3,127)	(148,199)	(139,376)	(8,823)
NOI	$216,876	$214,301	$2,575	$222,757	$212,958	$9,799
Non-cash adjustments to NOI	(467)	(2,161)	1,694	(1,406)	(2,147)	741
Adjusted NOI	$216,409	$212,140	$4,269	$221,351	$210,811	$10,540
Adjusted NOI % change			2.0%
Property count	203	203		215	206
Average occupancy	91.4%	91.3%		90.7%	90.7%
Average occupied sq. ft.	12,618	12,582		13,178	12,767
Average annual total revenues per occupied sq. ft.	$28	$27		$28	$27
Average annual rental revenues per occupied sq. ft.	$23	$23		$24	$23

(1)	From our 2013 presentation of SPP, we removed a MOB that was sold.

SPP NOI and Adjusted NOI.    SPP NOI and adjusted NOI increased primarily as a result of annual rent escalations.

Total Portfolio NOI and Adjusted NOI.    In addition to the impact of our SPP, our total portfolio NOI and adjusted NOI increased primarily as a result of our medical office acquisitions in 2014.

During the year ended December 31, 2014, 2.6 million square feet of new and renewal leases commenced at an average annual base rent of $23.15 per square foot compared to 2.6 million square feet of expiring and terminated leases with an average annual base rent of $25.06 per square foot. During the year ended December 31, 2014, we acquired properties with 953,000 occupied square feet that have average annual base rent of $25.00 per square foot.

Hospital

2015 and 2014

Results as of and for the years ended December 31, 2015 and 2014 (dollars in thousands, except per bed data):

	SPP			Total Portfolio
	2015	2014	Change	2015	2014	Change
Rental revenues(1)	$85,672	$83,941	$1,731	$85,723	$83,992	$1,731
Tenant recoveries	2,657	2,515	142	2,657	2,516	141
Total segment revenues	$88,329	$86,456	$1,873	$88,380	$86,508	$1,872
Operating expenses	(3,942)	(3,773)	(169)	(3,989)	(3,830)	(159)
NOI	$84,387	$82,683	$1,704	$84,391	$82,678	$1,713
Non-cash adjustments to NOI	1,060	445	615	1,060	443	617
Adjusted NOI	$85,447	$83,128	$2,319	$85,451	$83,121	$2,330
Adjusted NOI % change			2.8%
Property count	16	16		16	16
Average capacity (beds)(2)	2,224	2,221		2,224	2,221
Average annual rent per bed	$40,189	$39,127		$40,212	$39,149

(1)	Represents rental and related revenues and income from DFLs.
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

2014 and 2013

Results as of and for the years ended December 31, 2014 and 2013 (dollars in thousands, except per bed data):

	SPP			Total Portfolio
	2014	2013	Change	2014	2013	Change
Rental revenues(1)	$82,667	$69,213	$13,454	$83,992	$69,603	$14,389
Tenant recoveries	2,515	2,457	58	2,516	2,457	59
Total segment revenues	$85,182	$71,670	$13,512	$86,508	$72,060	$14,448
Operating expenses	(3,773)	(3,813)	40	(3,830)	(3,862)	32
NOI	$81,409	$67,857	$13,552	$82,678	$68,198	$14,480
Non-cash adjustments to NOI	466	11,561	(11,095)	443	11,554	(11,111)
Adjusted NOI	$81,875	$79,418	$2,457	$83,121	$79,752	$3,369
Adjusted NOI % change			3.1%
Property count	15	15		16	16
Average capacity (beds)(2)	2,161	2,149		2,221	2,175
Average annual rent per bed	$39,634	$38,730		$39,149	$38,437

(1)	Represents rental and related revenues and income from DFLs.
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

Other Income and Expense Items

Interest income.  Interest income increased $38 million to $112 million for the year ended December 31, 2015.  The increase was primarily the result of: (i) fundings through our HC-One Facility in November 2014 and February 2015 (see Note 7 to the Consolidated Financial Statements), (ii) incremental interest income from the repayments of three development loans resulting from the appreciation of the underlying real estate assets and (iii) additional fundings under our mezzanine loan facility with Tandem in May 2015 (see Note 7 to the Consolidated Financial Statements). The increases in interest income were partially offset by a change in interest income recognition on our investment in the Four Seasons Notes (see Note 17 to the Consolidated Financial Statements).

Interest income decreased $12 million to $74 million for the year ended December 31, 2014. The decrease was primarily the result of the repayment of our Barchester loan in September 2013, partially offset by interest earned from the June 2013 funding under the Tandem Health Care mezzanine loan facility and the November 2014 HC-One Facility (see Note 7 to the Consolidated Financial Statements).

Interest expense.  For the year ended December 31, 2015, interest expense increased $40 million to $480 million. The increase was primarily the result of: (i) our senior unsecured notes offerings during 2014 and 2015, (ii) increased borrowings from our term loan originated in 2015, (iii) increased borrowings under our line of credit facility and (iv) lower capitalized interest. The increases in interest expense were partially offset by repayments of senior unsecured notes and mortgage debt that matured during 2014 and 2015. The increased borrowings were used to fund our investment activities and to refinance our debt maturities.

2015 and 2014

The table below sets forth information with respect to our debt, excluding premiums, discounts and debt issuance costs (dollars in thousands):

	As of December 31,(1)
	2015	2014
Balance:
Fixed rate	$10,659,378	$8,841,676
Variable rate	397,432	847,016
Total	$11,056,810	$9,688,692
Percentage of total debt:
Fixed rate	96.4%	91.3%
Variable rate	3.6	8.7
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	4.68%	5.01%
Variable rate	1.72%	1.59%
Total weighted average rate	4.57%	4.71%

(1)

At December 31, 2015 and 2014, excludes $94 million and $97 million of other debt, respectively, that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities and demand notes that have no scheduled maturities. At both December 31, 2015 and 2014, $71 million of variable-rate mortgages are presented as fixed-rate debt as the interest payments were swapped from variable to fixed. At December 31, 2015 and 2014, £357 million ($526 million) and £137 million ($214 million) term loans, respectively, are presented as fixed-rate debt as the interest payments were swapped from variable to fixed.

For the year ended December 31, 2014, interest expense increased $4 million to $440 million. The increase was primarily the result of net increase in indebtedness as presented below.

2014 and 2013

The table below sets forth information with respect to our debt, excluding premiums, discounts and debt issuance costs (dollars in thousands):

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

Our exposure to interest expense fluctuations related to our variable rate indebtedness is mitigated by our interest rate swap contracts. For a more detailed discussion of our interest rate risk, see Item 7A.

Depreciation and amortization expense.  Depreciation and amortization expense increased $51 million to $511 million for the year ended December 31, 2015.  The increase was primarily the result of the impact of our acquisitions and redevelopment projects placed in service during 2014 and 2015. The increases in depreciation and amortization expense were partially offset by additional depreciation expense recognized in 2014 as a result of a change in estimate of the depreciable life and residual value of certain properties.

Depreciation and amortization expense increased $37 million to $460 million for the year ended December 31, 2014. The increase was primarily the result of acquisitions, redevelopment projects placed in service and changes in estimates of the depreciable lives and residual values of certain properties.

General and administrative expenses.  General and administrative expenses increased $14 million to $96 million for the year ended December 31, 2015.  The increase was primarily the result of a $7 million severance-related charge resulting from the resignation of our former Executive Vice President and Chief Investment Officer in June 2015. In addition, the increase was the result of higher compensation related expenses.

General and administrative expenses decreased $21 million to $82 million for the year ended December 31, 2014. The year ended December 31, 2013 included $27 million of severance-related charges resulting from the termination of our former chief executive officer (see Note 16 to the Consolidated Financial Statements).

Acquisition and pursuit costs.  Acquisition and pursuit costs increased $10 million to $27 million for the year ended December 31, 2015. The increase was primarily due to higher levels of transactional activity in 2015, including transactional costs related to the U.K. and RIDEA III investments.

Acquisition and pursuit costs increased $11 million to $17 million for the year ended December 31, 2014. The increase was primarily due to higher levels of transactional activity in 2014, including transactional costs related to the 2014 Brookdale transaction and the U.K. real estate and debt investments.

Impairments (recovery).  During the year ended December 31, 2015, we recognized the following impairment charges: (i) $1.3 billion related to our HCRMC DFL investments, (ii) $112 million related to our investment in Four Seasons Notes and (iii) $3 million related to a MOB. The impairment charges were partially offset by a $6 million impairment recovery related to a repayment of a loan in our hospital segment.  See Notes 6 and 17 to the Consolidated Financial Statements.

Other income, net.  For the year ended December 31, 2015, other income, net increased $7 million to $14 million. The increase was primarily the result of the impact from remeasuring assets and liabilities denominated in GBP to USD.

For the year ended December 31, 2014, other income, net decreased $11 million to $8 million. The decrease was primarily the result of gains from the sale of marketable equity securities during 2013; there were no comparable gains from the sale of marketable securities in 2014.

Income tax benefit (expense).  For the year ended December 31, 2015, income taxes decreased by $9 million to a benefit of $9 million.  The decrease was primarily the result of the tax benefit related to our share of operating losses from our RIDEA joint ventures formed as part of the 2014 Brookdale transaction and related to our U.K. real estate investments in 2015.

For the year ended December 31, 2014, income tax expense decreased by $6 million to $250,000. The decrease in income taxes was primarily due to the losses of our TRS entities during the year ended December 31, 2014.

Equity income from unconsolidated joint ventures.  For the year ended December 31, 2015, equity income from unconsolidated joint ventures increased $8 million to $57 million. The increase in equity income from unconsolidated joint ventures was primarily the result of our share of gains on sales of real estate from HCP Ventures III, LLC and HCP Ventures IV, LLC, partially offset by our share of operating losses recognized from the CCRC JV.

In December 2015, we concluded that our equity investment in HCRMC was other-than-temporarily impaired and recorded an impairment charge of $19 million and, prospectively, income will be recognized only if cash distributions are received from HCRMC (see Notes 8 and 17 to the Consolidated Financial Statements).

For the year ended December 31, 2014, equity income from unconsolidated joint ventures decreased $15 million to $50 million. The decrease in equity income from unconsolidated joint ventures was primarily the result of: (i) our share of operating losses from the CCRC JV investment formed in 2014; (ii) the decline in operating performance of our HCRMC equity interest; and (iii) a 2013 one-time distribution received from a senior housing joint venture that exceeded our investment balance.

Impairment of investments in unconsolidated joint ventures.    During the year ended December 31, 2015 and 2014, we recognized impairments of $46 million and $36 million, respectively, related to our equity ownership interest in HCRMC (see Notes 8 and 17 to the Consolidated Financial Statements).

Gain on sales of real estate (continuing and discontinued operations).    During the year ended December 31, 2015, we sold 10 properties for total gain on sales of real estate of $6 million. During the year ended December 31, 2014, we sold five properties for total gain on sales of real estate of $31 million (see Note 5 to the Consolidated Financial Statements).

During the year ended December 31, 2013, we sold 13 properties for total gain on sales of real estate of $70 million (see Note 5 to the Consolidated Financial Statements).

Liquidity and Capital Resources

We anticipate: (i) funding recurring operating expenses, (ii) meeting debt service requirements including principal payments and maturities, and (iii) satisfying our distributions to our stockholders and non-controlling interest members, for the next 12 months primarily by using cash flow from operations, available cash balances and cash from our various financing activities. Additionally, we expect to partially meet our scheduled financing maturities for 2016 (excluding future acquisitions) with the proceeds from our December 2015 $600 million senior unsecured note offering.

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

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, as noted below, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our credit ratings. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. As of January 29, 2016, we had a credit rating of BBB+ from Fitch, Baa1 from Moody’s and BBB+ from S&P on our senior unsecured debt securities.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $347 million and $184 million at December 31, 2015 and 2014, respectively, reflecting  an increase of $163 million. The following table sets forth changes in cash flows (dollars in thousands):

	Year Ended December 31,
	2015	2014	Change
Net cash provided by operating activities	$1,222,145	$1,248,621	$(26,476)
Net cash used in investing activities	(1,672,005)	(1,511,879)	(160,126)
Net cash provided by financing activities	614,087	144,797	469,290

The increase in operating cash flow is the result of a net paydown of working capital. Our cash flow from operations is dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

The following are significant investing and financing activities for the year ended December 31, 2015:

•	made investments of $2.4 billion (development, leasing and acquisition of real estate, and investments in unconsolidated joint ventures and loans);
•	paid dividends on common stock of $1 billion, which were generally funded by cash provided by our operating activities and cash on hand; and
•

raised proceeds of $2.7 billion primarily from issuing senior unsecured notes, the term loan originated in January 2015, net borrowings under our bank line of credit, issuances of common stock and noncontrolling interest, and an additional $684 million from sales of real estate, and loan and DFL repayments;  and repaid $969 million of senior unsecured notes, bank line of credit and mortgage debt.

Debt

Bank line of credit and Term Loans.    Our $2.0 billion unsecured revolving line of credit facility (the “Facility”) matures on March 31, 2018 and contains a one-year extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends upon our credit ratings. We pay a facility fee on the entire revolving commitment that depends on our credit ratings. Based on our credit ratings at January 29, 2016, the margin on the Facility was 0.925%, and the facility fee was 0.15%. The Facility also includes a feature that will allow us to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At December  31, 2015, we had $397 million (£270 million) outstanding under the Facility with a weighted average effective interest rate of 1.72%.

On July 30, 2012, we entered into a credit agreement with a syndicate of banks for a £137 million ($202 million at December 31, 2015) four-year unsecured term loan (the “2012 Term Loan”). Based on our credit ratings at January 29, 2016, the 2012 Term Loan accrues interest at a rate of GBP LIBOR plus 1.20%. Concurrent with the closing of the 2012 Term Loan, we entered into a four-year interest rate swap contract that fixes the rate of the 2012 Term Loan at 1.81%, subject to adjustments based on our credit ratings. The 2012 Term Loan contains a one-year committed extension option.

On January 12, 2015, we entered into a credit agreement with a syndicate of banks for a £220 million ($323 million at December  31, 2015) four-year unsecured term loan (the “2015 Term Loan”) that accrues interest at a rate of GBP LIBOR plus 0.975%, subject to adjustments based on our credit ratings (the 2012 and 2015 Term Loans are collectively, the “Term Loans”). Proceeds from this term loan were used to repay a £220 million draw on the Facility that partially funded the November 2014 HC-One Facility (see Note 7 to the Consolidated Financial Statements). Concurrently, we entered into a three-year interest rate swap agreement that effectively fixes the interest rate of the 2015 Term Loan at 1.79% (see Note 24 to the Consolidated Financial Statements). The 2015 Term Loan contains a one-year committed extension option.

The Facility and Term Loans contain certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60% and (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times. The Facility and Term Loans also require a Minimum Consolidated Tangible Net Worth of $9.5 billion at December 31, 2015. At December 31, 2015, we were in compliance with each of these restrictions and requirements of the Facility and Term Loans.

Senior unsecured notes.  At December 31, 2015, we had senior unsecured notes outstanding with an aggregate principal balance of $9.2 billion. Interest rates on the notes ranged from 2.79% to 6.88% with a weighted average effective interest rate of 4.68% and a weighted average maturity of six years at December 31, 2015. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. At December 31, 2015, we believe we were in compliance with these covenants.

Mortgage debt.  At December 31, 2015, we had $933 million in aggregate principal amount of mortgage debt outstanding that is secured by 62 healthcare facilities (including redevelopment properties) with a carrying value of $1.2 billion. Interest rates on the mortgage debt ranged from 3.14% to 8.35% with a weighted average effective interest rate of 6.21% and a weighted average maturity of two years at December 31, 2015.

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

Equity

At December 31, 2015, we had 465 million shares of common stock outstanding, equity totaled $9.7 billion, and our equity securities had a market value of $18.0 billion.

At December 31, 2015,  non-managing members held an aggregate of four million units in five limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

At-The-Market Program.    In June 2015, we established an ATM Program, in connection with the renewal of our Shelf Registration Statement. Under this program, we may sell shares of our common stock from time to time having an aggregate gross sales price of up to $750 million through a consortium of banks acting as sales agents or directly to the banks acting as principals. During the year ended December  31, 2015, we issued 1.8 million shares of common stock at a weighted average price of $40.14 for proceeds of $73 million, net of fees and commissions of $1 million. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under our program.

Shelf Registration

We filed a prospectus with the SEC as part of a registration statement on Form S-3ASR, using a shelf registration process, which expires in June 2018. Under the “shelf” process, we may sell any combination of the securities described in the prospectus through one or more offerings. The securities described in the prospectus include common stock, preferred stock, depositary shares, debt securities and warrants.

Capital Market Outlook

The capital markets have facilitated our continued growth, including our international expansion. For the 24 months ended December  31, 2015, we have raised $3.1 billion in senior unsecured notes, originated a £220 million ($333 million) four-year unsecured term loan and increased our Facility from $1.5 billion to $2.0 billion. The capital raised, in combination with available cash and borrowing capacity under our Facility, supported $4.2 billion of investments completed during the 24 months ended December 31, 2015. We believe our equity and debt investors, as well as our banking relationships, will provide additional capital as we pursue new investment opportunities.

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at December 31, 2015 (in thousands):

					More than
	Total(1)	2016	2017-2018	2019-2020	Five Years
Bank line of credit(2)	$397,432	$—	$397,432	$—	$—
Term loans(3)	526,468	202,034	—	324,434	—
Senior unsecured notes(4)	9,200,000	900,000	1,350,000	1,250,000	5,700,000
Mortgage debt	932,910	279,194	588,474	4,150	61,092
U.K. loan commitments(5)	56,915	34,099	22,816	—	—
Construction loan commitments(6)	2,060	2,060	—	—	—
Development commitments(7)	92,712	92,712	—	—	—
Ground and other operating leases	383,906	7,870	14,068	13,719	348,249
Interest(8)	2,776,445	471,543	712,356	543,451	1,049,095
Total	$14,368,848	$1,989,512	$3,085,146	$2,135,754	$7,158,436

(1)	Excludes $94 million of other debt that represents life care bonds and demand notes that have no scheduled maturities.
(2)	Represents £270 million translated into USD.
(3)	Represents £357 million translated into USD.
(4)	In February 2016, we repaid $500 million senior unsecured notes with proceeds from our December 2015 senior unsecured notes issuance.
(5)	Represents £39 million translated into USD as of December 31, 2015 for commitments to fund our U.K. loan facilities.
(6)	Represents commitments to finance development projects and related working capital financings.
(7)	Represents construction and other commitments for developments in progress.
(8)	Interest on variable-rate debt is calculated using rates in effect at December 31, 2015.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures as described under Note 8 to the Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under Note 12 to the Consolidated Financial Statements. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described above under “Contractual Obligations”.

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

Non-GAAP Financial Measures Reconciliations

Funds From Operations and Funds Available for Distribution

The following is a reconciliation from net income applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO, FFO as adjusted and FAD (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net (loss) income applicable to common shares	$(560,552)	$919,796	$969,103	$812,289	$515,302
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	510,785	459,995	423,312	353,704	346,055
Discontinued operations	—	—	5,862	12,808	11,340
Other depreciation and amortization	22,223	18,864	14,326	12,756	8,840
Gain on sales of real estate	(6,377)	(31,298)	(69,866)	(31,454)	(3,107)
Impairments of real estate	2,948	—	1,372	—	—
Gain upon consolidation of joint venture	—	—	—	—	(7,769)
Equity income from unconsolidated joint ventures	(57,313)	(49,570)	(64,433)	(54,455)	(46,750)
FFO from unconsolidated joint ventures	90,498	70,873	74,324	64,933	56,887
Noncontrolling interests’ and participating securities’ share in earnings	14,134	16,795	15,903	17,547	18,062
Noncontrolling interests’ and participating securities’ share in FFO	(27,187)	(23,821)	(20,639)	(21,620)	(20,953)
FFO applicable to common shares	$(10,841)	$1,381,634	$1,349,264	$1,166,508	$877,907
Distributions on dilutive convertible units	—	13,799	13,276	13,028	6,916
Diluted FFO applicable to common shares	$(10,841)	$1,395,433	$1,362,540	$1,179,536	$884,823
Diluted FFO per common share	$(0.02)	$3.00	$2.95	$2.72	$2.19
Weighted average shares used to calculate diluted FFO per common share	462,795	464,845	461,710	434,328	403,864

Diluted earnings per common share	(1.21)	$2.00	$2.13	$1.90	$1.29
Depreciation and amortization of real estate, in-place lease and other intangibles	1.10	1.00	0.93	0.85	0.89
Impairments on real estate and DFL depreciation	0.06	0.04	0.03	0.03	0.02
Gain on sales of real estate and upon consolidation of joint venture	(0.01)	(0.07)	(0.15)	(0.07)	(0.03)
Joint venture and participating securities FFO adjustments	0.04	0.03	0.01	0.01	0.02
Diluted FFO per common share	$(0.02)	$3.00	$2.95	$2.72	$2.19
Impact of adjustments to FFO:
Transaction-related items(1)	$32,932	$(18,856)	$6,191	$5,339	$29,558
Other impairments, net(2)	1,446,800	35,913	—	7,878	15,400
Severance-related charges(3)	6,713	—	27,244	5,642	4,827
Foreign currency remeasurement gains	(5,437)	—	—	—	—
Preferred stock redemption charge	—	—	—	10,432	—
Litigation settlement and provision charge	—	—	—	—	125,000
	$1,481,008	$17,057	$33,435	$29,291	$174,785

FFO as adjusted applicable to common shares	$1,470,167	$1,398,691	$1,382,699	$1,195,799	$1,052,692
Distributions on dilutive convertible units and other	13,597	13,766	13,220	12,957	11,646
Diluted FFO as adjusted applicable to common shares	$1,483,764	$1,412,457	$1,395,919	$1,208,756	$1,064,338
Diluted FFO as adjusted per common share	$3.16	$3.04	$3.02	$2.79	$2.71
Weighted average shares used to calculate diluted FFO as adjusted per common share(4)	469,064	464,845	461,710	433,607	393,237

	Year Ended December 31,
	2015	2014	2013	2012	2011
FFO as adjusted applicable to common shares	$1,470,167	$1,398,691	$1,382,699	$1,195,799	$1,052,692
Amortization of market lease intangibles, net	(1,295)	(949)	(6,646)	(2,232)	(4,510)
Amortization of deferred compensation(5)	23,233	21,885	23,327	23,277	20,034
Amortization of deferred financing costs, net(6)	20,222	19,260	18,541	16,501	13,716
Straight-line rents	(28,859)	(41,032)	(39,587)	(47,311)	(59,173)
DFL accretion(7)	(87,861)	(77,568)	(86,055)	(94,240)	(74,007)
Other depreciation and amortization	(22,223)	(18,864)	(14,326)	(12,756)	(8,840)
Deferred revenues – tenant improvement related	(2,594)	(2,306)	(2,906)	(1,570)	(2,371)
Deferred revenues – additional rents	(219)	422	63	(85)	52
Leasing costs and tenant and capital improvements	(82,072)	(74,464)	(64,557)	(61,440)	(52,903)
Lease restructure payments	22,657	9,425	—	—	—
Joint venture adjustments – CCRC entrance fees	30,918	11,443	—	—	—
Joint venture and other FAD adjustments(7)	(80,225)	(67,121)	(52,471)	(61,298)	(46,250)
FAD applicable to common shares	$1,261,849	$1,178,822	$1,158,082	$954,645	$838,440
Distributions on dilutive convertible units	14,230	13,799	13,276	7,714	6,916
Diluted FAD applicable to common shares	$1,276,079	$1,192,621	$1,171,358	$962,359	$845,356
Diluted FAD per common share	$2.72	$2.57	$2.54	$2.23	$2.16
Weighted average shares used to calculate diluted FAD per common share	469,064	464,845	461,710	431,429	390,944

(1)

For the year ended December 31, 2015, transaction-related items primarily relate to acquisition and pursuit costs. For the year ended December 31, 2014, transaction-related items include a net benefit from the 2014 Brookdale transaction, partially offset by acquisition and pursuit costs. For the years ended December 31, 2013 and 2012, transaction-related items are primarily attributable to acquisition and pursuit costs. For the year ended December 31, 2011, transaction-related items are primarily attributable to our HCRMC acquisition.

(2)

For the year ended December  31, 2015, other impairments, net include impairment charges of: (i) $1.3 billion related to our HCRMC DFL investments, (ii) $112 million related to our Four Seasons Notes and (iii) $46 million related to our equity investment in HCRMC, partially offset by impairment recovery of $6 million related to a loan payoff in our hospital segment. For the year ended December 31, 2014, the other impairment relates to our equity ownership interest in HCRMC.

(3)

For the year ended December 31, 2015,  the severance-related charge relates to the resignation of our former Executive Vice President and Chief Investment Officer.  For the year ended December 31, 2013,  the severance-related charge relates to the termination of our former Chairman, Chief Executive Officer and President.

(4)

Our weighted average shares for the year ended December 31, 2012 used to calculate diluted FFO as adjusted eliminate the impact of 22 million shares from our common stock offering completed on October 19, 2012; proceeds from this offering were used to fund the Blackstone JV acquisition. Our weighted average shares used to calculate diluted FFO as adjusted eliminate the impact of 30 million shares from our March 2011 common stock offering (excludes 4.5 million shares sold to the underwriters upon exercise of their option to purchase additional shares), which issuances increased our weighted average shares by 12.9 million for the year ended December 31, 2011; proceeds from these offerings were used to fund a portion of the cash consideration for the HCRMC acquisition.

(5)

Excludes $3 million related to the acceleration of deferred compensation for restricted stock units and stock options that vested upon the resignation of our former Executive Vice President and Chief Investment Officer, which is included in the severance-related charge for year ended December  31, 2015.  Excludes $16.7 million related to the acceleration of deferred compensation for restricted stock units and options that vested upon termination of the our former chief executive officer, which is included in severance-related charges for the year ended December 31, 2013.

(6)

Excludes $11.3 million related to the write-off of unamortized loan fees related to an expired bridge loan commitment and $0.8 million related to the amortization of deferred issuance costs of the senior notes, which costs are included in transaction-related items for the year ended December 31, 2011.

(7)

Our ownership interest in HCRMC is accounted for using the equity method, which requires an ongoing elimination of DFL income that is proportional to our ownership in HCRMC. Further, our share of earnings from HCRMC (equity income) increases for the corresponding elimination of related lease expense recognized at the HCRMC entity level, which we present as a non-cash joint venture FAD adjustment. See Note 6 to the Consolidated Financial Statements for additional discussion.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. For a more detailed discussion of our significant accounting policies, see Note 2 to the Consolidated Financial Statements. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Principles of Consolidation

The consolidated financial statements include the accounts of HCP, Inc., our wholly owned subsidiaries and joint ventures that we control, through voting rights or other means. We consolidate investments in variable interest entities (“VIEs”) when we are the primary beneficiary of the VIE. A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE.

We make judgments about which entities are VIEs based on an assessment of whether (i) the equity investors as a group, if any, do not have a controlling financial interest, (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support, or (iii) substantially all of the entity’s activities involve or are performed on behalf of an equity investor that holds disproportionately few voting rights. We make judgments with respect to our level of influence or control over an entity and whether we are (or are not) the primary beneficiary of a VIE. Consideration of various factors includes, but is not limited to, our ability to direct the activities that most significantly impact the entity’s economic performance, our form of ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, and our ability and the rights of other investors to participate in policy making decisions, replace the manager and/or liquidate the entity, if applicable. Our ability to correctly assess our influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements. When we perform a re-analysis of the primary beneficiary at a date other than at inception of the VIE, our assumptions may be different and may result in the identification of a different primary beneficiary.

If we determine that we are the primary beneficiary of a VIE, our consolidated financial statements would include the operating results of the VIE rather than the results of the variable interest in the VIE. We would require the VIE to provide us timely financial information and would review the internal controls of the VIE to determine if we could rely on the financial information it provides. If the VIE has deficiencies in its internal controls over financial reporting, or does not provide us with timely financial information, this may adversely impact the quality and/or timing of our financial reporting and our internal controls over financial reporting.

Revenue Recognition

At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee prior to or shortly after the end of the lease term, (ii) lessee has a bargain purchase option during or at the end of the lease term, (iii) the lease term is equal to 75% or more of the underlying property’s economic life, or (iv) the present value of future minimum lease payments (excluding executory costs) is equal to 90% or more of the excess estimated fair value (over retained tax credits) of the leased asset. If one of the four criteria is met and the minimum lease payments are determined to be reasonably predictable and collectible, the lease arrangement is generally accounted for as a direct financing lease. If the assumptions utilized in the above classifications assessments were different, our lease classification for accounting purposes may have been different; thus the timing and amount of our revenue recognized would have been impacted, which may be material to our consolidated financial statements.

We recognize rental revenue for operating leases on a straight-line basis over the lease term when collectibility of all minimum lease payments is reasonably assured and the tenant has taken possession or controls the physical use of a leased asset. If the lease provides for tenant improvements, we determine whether the tenant improvements are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the leased asset until the tenant improvements are substantially complete. When the tenant is the owner of the tenant improvements, any tenant improvement allowance funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. The determination of ownership of a tenant improvement is subject to significant judgment. If our assessment of the owner of the tenant improvements was different, the timing and amount of our revenue recognized would be impacted.

Certain leases provide for additional rents that are contingent upon a percentage of the facility’s revenue in excess of specified base amounts or other thresholds. Such revenue is recognized when actual results reported by the tenant, or estimates of tenant results, exceed the base amount or other thresholds. The recognition of additional rents requires us to make estimates of amounts owed and, to a certain extent, is dependent on the accuracy of the facility results reported to us. Our estimates may differ from actual results, which could be material to our consolidated financial statements.

We maintain an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. We monitor the liquidity and creditworthiness of our tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent receivable amounts, our assessment is based on income recoverable over the term of the lease. We exercise judgment in establishing allowances and consider payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our consolidated financial statements.

We use the direct finance method of accounting to record income from DFLs. For leases accounted for as DFLs, the net investment in the DFL represents receivables for the sum of future minimum lease payments receivable and the estimated residual values of the leased properties, less the unamortized unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield when collectibility of the lease payments is reasonably assured. The determination of estimated useful lives and residual values are subject to significant judgment. If these assessments were to change, the timing and amount of our revenue recognized would be impacted.

Loans receivable are classified as held-for-investment based on management’s intent and ability to hold the loans for the foreseeable future or to maturity. We recognize interest income on loans, including the amortization of discounts and premiums, using the interest method applied on a loan-by-loan basis when collectibility of the future payments is reasonably assured. Premiums, discounts and related costs are recognized as yield adjustments over the term of the related loans. If management determined that certain loans should no longer be classified as held-for-investment, the timing and amount of our interest income recognized would be impacted.

Loans receivable and DFLs (collectively, “Finance Receivables”), are reviewed and assigned an internal rating of Performing, Watch List or Workout. Finance Receivables that are deemed Performing meet all present contractual obligations, and collection and timing, of all amounts owed is reasonably assured. Watch List Finance Receivables are defined as Finance Receivables that do not meet the definition of Performing or Workout. Workout Finance Receivables are defined as Finance Receivables in which the Company has determined, based on current information and events, that it is probable (i) it will be unable to collect all amounts due according to the contractual terms of the agreement, (ii) the tenant, operator, or borrower is delinquent on making payments under the contractual terms of the agreement (iii) and the Company has commenced action or anticipates pursuing action in the near term to seek recovery of its investment.

Finance Receivables are placed on nonaccrual status when management determines that the collectibility of contractual amounts is not reasonably assured (the asset will have an internal rating of either Watch List or Workout). Further, we perform a credit analysis to support the tenant’s, operator’s, borrower’s and/or guarantor’s repayment capacity and the underlying collateral values. We use the cash basis method of accounting for Finance Receivables placed on nonaccrual status unless one of the following conditions exist whereby we utilize the cost recovery method of accounting: (i) if we determine that it is probable that we will only recover the recorded investment in the Finance Receivable, net of associated allowances or charge-offs (if any), or (ii) we cannot reasonably estimate the amount of an impaired Finance Receivable. For cash basis method of accounting we apply payments received, excluding principal paydowns, to interest income so long as that amount does not exceed the amount that would have been earned under the original contractual terms. For cost recovery method of accounting any payment received is applied to reduce the recorded investment. Generally, we return a Finance Receivable to accrual status when all delinquent payments become current under the terms of the loan or lease agreements and collectibility of the remaining contractual loan or lease payments is reasonably assured.

Allowances are established for Finance Receivables on an individual basis utilizing an estimate of probable losses, if they are determined to be impaired. Finance Receivables are impaired when it is deemed probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan or lease. An allowance is based upon our assessment of the lessee’s or borrower’s overall financial condition, economic resources, payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the net realizable value of any collateral. These estimates consider all available evidence, including the expected future cash flows discounted at the Finance Receivable’s effective interest rate, fair value of collateral, general economic conditions and trends, historical and industry loss experience, and other relevant factors, as appropriate. Should a Finance Receivable be deemed partially or wholly uncollectible, the uncollectible balance is charged off against the allowance in the period in which the uncollectible determination has been made.

Real Estate

We make estimates as part of our process for allocating a purchase price to the various identifiable assets of an acquisition based upon the relative fair value of each asset. The most significant components of our allocations are typically buildings as-if-vacant, land and in-place leases. In the case of allocating fair value to buildings and intangibles, our fair value estimates will affect the amount of depreciation and amortization we record over the estimated useful life of each asset acquired or the remaining lease term. In the case of allocating fair value to in-place leases, we make our best estimates based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases.

A variety of costs are incurred in the development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes and other costs incurred during the period of development. We consider a construction project to be considered substantially complete and available for occupancy and cease capitalization of costs upon the completion of the related tenant improvements.

Impairment of Long-Lived Assets and Goodwill

We assess the carrying value of our real estate assets and related intangibles (“real estate assets”) when events or changes in circumstances indicate that the carrying amount of the real estate assets may not be recoverable, but at least annually. Recoverability of real estate assets is measured by comparing the carrying amount of the real estate assets to the respective estimated future undiscounted cash flows. The estimated future undiscounted cash flows are calculated utilizing the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. In order to review our real estate assets for recoverability, we consider market conditions, as well as our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the real estate assets is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the real estate asset.

Goodwill is tested for impairment at least annually based on certain qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Potential impairment indicators and qualitative factors include a significant decline in real estate valuations, restructuring plans, current macroeconomic conditions, state of the equity and capital markets or a significant decline in the value of our market capitalization. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we apply the required two-step quantitative approach. The quantitative procedures of the two-step approach (i) compare the fair value of a reporting unit with its carrying amount, including goodwill and, if necessary, (ii) compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the fair value of assets and liabilities, excluding goodwill, is the implied value of goodwill and is used to determine the amount of impairment, if any. We estimate the fair value of the assets and liabilities in the reporting unit through various valuation techniques, including applying capitalization rates to segment net operating income, quoted market values and third-party appraisals, as necessary. The fair value of the reporting unit may also include an allocation of an enterprise value premium that we estimate a third party would be willing to pay for the company.

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

Investments in Unconsolidated Joint Ventures

The initial carrying value of investments in unconsolidated joint ventures is based on the amount paid to purchase the joint venture interest or the carrying value of the assets prior to the sale or contribution of the interests to the joint venture. We evaluate our equity method investments for impairment indicators based upon a comparison of the fair value of the equity method investment to our carrying value. If we determine there is a decline in the fair value of our investment in an unconsolidated joint venture below its carrying value and it is other-than-temporary, an impairment is recorded. The determination of the fair value of investments in unconsolidated joint ventures and as to whether a deficiency in fair value is “other-than-temporary” involves significant judgment. Our estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends, severity and duration of a fair value deficiency, and other relevant factors. Capitalization rates, discount rates and credit spreads utilized in our valuation models are based upon rates that we believe to be within a reasonable range of current market rates for the respective investments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

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

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates and foreign currency exchange rates, specifically the GBP. We use derivative financial instruments in the normal course of business to mitigate interest rate and foreign currency risk. We do not use derivative financial instruments for speculative or trading purposes. Derivatives are recorded on the consolidated balance sheets at fair value (see Note 24 to the Consolidated Financial Statements).

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

Interest Rate Risk

At December 31, 2015,  we are exposed to market risks related to fluctuations in interest rates primarily on variable rate debt, which has been predominately hedged through interest rate swap contracts.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could adversely be affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance as of December 31, 2015, our annual interest expense would increase by approximately $3 million, or less than $0.01 per common share on a diluted basis.

Foreign Currency Exchange Rate Risk

At December 31, 2015,  our exposure to foreign currencies primarily relates to U.K. investments in leased real estate, senior notes and related GBP denominated cash flows. Our foreign currency exposure is partially mitigated through the use of GBP denominated borrowings and foreign currency swap contracts. Based solely on our operating results for the three months ended December 31, 2015, including the impact of existing hedging arrangements, if the value of the GBP relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the quarter ended December 31, 2015, our cash flows would have decreased or increased, as applicable, by less than $1 million.

Market Risk

We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At December 31, 2015,  both the fair value and carrying value of marketable debt securities were $103 million.

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

The table below summarizes the principal amounts and fair values of our financial instruments exposed to interest rate risk (dollars in thousands):

	Maturity
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Assets:
Loans receivable (USD)	$15,244	$37,038	$276,789	$—	$—	$—	$329,071	$330,380
Weighted average interest rate	8.50%	8.50%	11.23%	—%	—%	—%	10.79%
Loans receivable (GBP)(1)	$—	$42,253	$—	$397,419	$—	$—	$439,672	$439,672
Weighted average interest rate	—%	6.00%	—%	7.56%	—%	—%	7.41%
Debt securities held to maturity (USD)	$—	$—	$—	$—	$—	$17,776	$17,776	$17,776
Weighted average interest rate	—%	—%	—%	—%	—%	4.43%	4.43%
Debt securities held to maturity (GBP)(2)	$—	$—	$—	$—	$—	$85,182	$85,182	$85,182
Weighted average interest rate	—%	—%	—%	—%	—%	12.25%	12.25%
Liabilities(3):
Variable rate debt:
Line of credit (GBP)(4)	$—	$—	$397,432	$—	$—	$—	$397,432	$397,432
Weighted average interest rate	—%	—%	1.72%	—%	—%	—%	1.72%
Term loans (GBP)(5)	$202,034	$—	$—	$324,434	$—	$—	$526,468	$526,468
Weighted average interest rate	1.71%	—%	—%	1.48%	—%	—%	1.57%
Mortgage debt payable (USD)	$25,102	$—	$—	$—	$—	$45,610	$70,712	$74,433
Weighted average interest rate	1.69%	—%	—%	—%	—%	0.03%	0.62%
Fixed rate debt:
Senior unsecured notes payable (USD)(6)	$900,000	$750,000	$600,000	$450,000	$800,000	$5,700,000	$9,200,000	$9,390,668
Weighted average interest rate	4.88%	5.88%	6.70%	3.75%	2.63%	4.36%	4.50%
Mortgage debt payable (USD)	$238,711	$593,569	$4,870	$—	$931	$24,117	$862,198	$890,735
Weighted average interest rate	6.50%	5.69%	5.90%	—%	5.75%	5.87%	5.92%
Interest rate derivatives assets
(liabilities):
Variable rate mortgage debt:
Variable to fixed (USD)	$(761)	$—	$—	$—	$(5,430)	$—	$(6,191)	$(6,191)
Weighted average pay rate	5.95%	—%	—%	—%	3.82%	—%	4.08%
Weighted average receive rate	2.03%	—%	—%	—%	1.65%	—%	1.70%
Variable rate Term Loans:
Variable to fixed (GBP)	$(60)	$196	$—	$—	$—	$—	$136	$136
Weighted average pay rate	1.81%	1.79%	—%	—%	—%	—%	1.78%
Weighted average receive rate	1.71%	1.74%	—%	—%	—%	—%	1.76%

(1)	Represents approximately £301 million translated into USD.
(2)	Represents approximately £58 million translated into USD.
(3)	Excludes $94 million of other debt that represents life care bonds and demand notes that have no scheduled maturities.
(4)	Represents approximately £270 million translated into USD.
(5)	Represents approximately £357 million translated into USD.
(6)	In February 2016, we repaid $500 million of senior unsecured notes from the proceeds from our December 2015 senior unsecured notes issuance.

ITEM 8.Financial Statements and Supplementary Data

HCP, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of HCP, Inc.

Irvine, California

We have audited the accompanying consolidated balance sheets of HCP, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HCP, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 9, 2016

HCP, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2015	2014
ASSETS
Real estate:
Buildings and improvements	$12,501,511	$10,972,973
Development costs and construction in progress	390,584	275,233
Land	1,995,657	1,889,438
Accumulated depreciation and amortization	(2,605,036)	(2,250,757)
Net real estate	12,282,716	10,886,887
Net investment in direct financing leases	5,905,009	7,280,334
Loans receivable, net	768,743	906,961
Investments in and advances to unconsolidated joint ventures	605,244	605,448
Accounts receivable, net of allowance of $3,261 and $3,785, respectively	48,929	36,339
Cash and cash equivalents	346,500	183,810
Restricted cash	60,616	48,976
Intangible assets, net	614,227	481,013
Other assets, net	817,865	901,668
Total assets(1)	$21,449,849	$21,331,436
LIABILITIES AND EQUITY
Bank line of credit	$397,432	$838,516
Term loans	524,807	212,986
Senior unsecured notes	9,120,107	7,589,960
Mortgage debt	932,212	982,785
Other debt	94,445	97,022
Intangible liabilities, net	75,273	84,723
Accounts payable and accrued liabilities	436,239	432,934
Deferred revenue	123,017	95,411
Total liabilities(1)	11,703,532	10,334,337
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 465,488,492 and 459,746,267 shares issued and outstanding, respectively	465,488	459,746
Additional paid-in capital	11,647,039	11,431,987
Cumulative dividends in excess of earnings	(2,738,414)	(1,132,541)
Accumulated other comprehensive loss	(30,470)	(23,895)
Total stockholders’ equity	9,343,643	10,735,297
Joint venture partners	217,066	73,214
Non-managing member unitholders	185,608	188,588
Total noncontrolling interests	402,674	261,802
Total equity	9,746,317	10,997,099
Total liabilities and equity	$21,449,849	$21,331,436

(1)

The Company’s consolidated total assets and total liabilities at December 31, 2015 and 2014 include certain assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to HCP, Inc. Total assets at December 31, 2015 include VIE assets as follows: buildings and improvements $791 million; land $125 million; accumulated depreciation and amortization $135 million; accounts receivable $16 million; cash $35 million; restricted cash $18 million; and other assets $20 million. Total assets at December 31, 2014 include VIE assets as follows: buildings and improvements $677 million; land $113 million; accumulated depreciation and amortization $111 million; accounts receivable $5 million; cash $42 million; and other assets of $23 million. Total liabilities at December 31, 2015 include accounts payable and accrued liabilities of $60 million and deferred revenue of $14 million from VIEs. Total liabilities at December 31, 2014 include accounts payable and accrued liabilities of $34 million and deferred revenue of $12 million of from VIEs. See Note 21 to the Consolidated Financial Statements for additional details.

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Rental and related revenues	$1,144,482	$1,174,256	$1,128,054
Tenant recoveries	126,485	110,688	100,649
Resident fees and services	525,453	241,965	146,288
Income from direct financing leases	633,835	663,070	636,881
Interest income	112,184	74,491	86,159
Investment management fee income	1,873	1,809	1,847
Total revenues	2,544,312	2,266,279	2,099,878
Costs and expenses:
Interest expense	479,596	439,742	435,252
Depreciation and amortization	510,785	459,995	423,312
Operating	614,375	384,603	298,282
General and administrative	96,022	82,175	103,042
Acquisition and pursuit costs	27,309	17,142	6,191
Impairments, net	1,403,853	—	—
Total costs and expenses	3,131,940	1,383,657	1,266,079
Gain on sales of real estate	6,377	3,288	—
Other income, net	14,404	7,528	18,216
Total other income, net	20,781	10,816	18,216
(Loss) income before income taxes and equity income from and impairment of unconsolidated joint ventures	(566,847)	893,438	852,015
Income tax benefit (expense)	9,011	(250)	(5,815)
Equity income from unconsolidated joint ventures	57,313	49,570	64,433
Impairments of investments in unconsolidated joint ventures	(45,895)	(35,913)	—
(Loss) income from continuing operations	(546,418)	906,845	910,633
Discontinued operations:
Income before impairment losses and gain on sales of real estate, net of income taxes	—	1,736	5,879
Impairment losses on real estate	—	—	(1,372)
Gain on sales of real estate, net of income taxes	—	28,010	69,866
Total discontinued operations	—	29,746	74,373
Net (loss) income	(546,418)	936,591	985,006
Noncontrolling interests’ share in earnings	(12,817)	(14,358)	(14,169)
Net (loss) income attributable to HCP, Inc.	(559,235)	922,233	970,837
Participating securities’ share in earnings	(1,317)	(2,437)	(1,734)
Net (loss) income applicable to common shares	$(560,552)	$919,796	$969,103
Basic earnings per common share:
Continuing operations	$(1.21)	$1.94	$1.97
Discontinued operations	—	0.07	0.16
Net (loss) income applicable to common shares	$(1.21)	$2.01	$2.13
Diluted earnings per common share:
Continuing operations	$(1.21)	$1.94	$1.97
Discontinued operations	—	0.06	0.16
Net (loss) income applicable to common shares	$(1.21)	$2.00	$2.13
Weighted average shares used to calculate earnings per common share:
Basic	462,795	458,425	455,002
Diluted	462,795	458,796	455,702

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net (loss) income	$(546,418)	$936,591	$985,006
Other comprehensive (loss) income:
Change in net unrealized (losses) gains on securities:
Unrealized (losses) gains	(5)	13	1,355
Reclassification adjustment realized in net income	—	—	(9,131)
Change in net unrealized gains on cash flow hedges:
Unrealized gains	1,894	2,258	6,435
Reclassification adjustment realized in net income	148	(1,085)	1,220
Change in Supplemental Executive Retirement Plan obligation	126	(627)	240
Foreign currency translation adjustment	(8,738)	(9,967)	47
Total other comprehensive (loss) income	(6,575)	(9,408)	166
Total comprehensive (loss) income	(552,993)	927,183	985,172
Total comprehensive income attributable to noncontrolling interests	(12,817)	(14,358)	(14,169)
Total comprehensive (loss) income attributable to HCP, Inc.	$(565,810)	$912,825	$971,003

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share data)

				Cumulative	Accumulated
			Additional	Dividends	Other	Total
	Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2013	453,191	$453,191	$11,180,066	$(1,067,367)	$(14,653)	$10,551,237	$202,540	$10,753,777
Net income	—	—	—	970,837	—	970,837	14,169	985,006
Other comprehensive income	—	—	—	—	166	166	—	166
Issuance of common stock, net	3,136	3,136	107,565	—	—	110,701	(3,683)	107,018
Repurchase of common stock	(242)	(242)	(10,196)	—	—	(10,438)	—	(10,438)
Exercise of stock options	876	876	16,626	—	—	17,502	—	17,502
Amortization of deferred compensation	—	—	39,980	—	—	39,980	—	39,980
Common dividends ($2.10 per share)	—	—	—	(956,685)	—	(956,685)	—	(956,685)
Distributions to noncontrolling interests	—	—	—	—	—	—	(17,664)	(17,664)
Issuance of noncontrolling interests	—	—	—	—	—	—	12,472	12,472
December 31, 2013	456,961	456,961	11,334,041	(1,053,215)	(14,487)	10,723,300	207,834	10,931,134
Net income	—	—	—	922,233	—	922,233	14,358	936,591
Other comprehensive loss	—	—	—	—	(9,408)	(9,408)	—	(9,408)
Issuance of common stock, net	2,939	2,939	89,749	—	—	92,688	(557)	92,131
Repurchase of common stock	(323)	(323)	(12,380)	—	—	(12,703)	—	(12,703)
Exercise of stock options	169	169	4,292	—	—	4,461	—	4,461
Amortization of deferred compensation	—	—	21,885	—	—	21,885	—	21,885
Common dividends ($2.18 per share)	—	—	—	(1,001,559)	—	(1,001,559)	—	(1,001,559)
Distributions to noncontrolling interests	—	—	—	—	—	—	(15,611)	(15,611)
Issuance of noncontrolling interests	—	—	—	—	—	—	57,746	57,746
Purchase of noncontrolling interests	—	—	(5,600)	—	—	(5,600)	(1,968)	(7,568)
December 31, 2014	459,746	459,746	11,431,987	(1,132,541)	(23,895)	10,735,297	261,802	10,997,099
Net (loss) income	—	—	—	(559,235)	—	(559,235)	12,817	(546,418)
Other comprehensive loss	—	—	—	—	(6,575)	(6,575)	—	(6,575)
Issuance of common stock, net	5,117	5,117	176,950	—	—	182,067	(3,183)	178,884
Repurchase of common stock	(198)	(198)	(8,540)	—	—	(8,738)	—	(8,738)
Exercise of stock options	823	823	26,764	—	—	27,587	—	27,587
Amortization of deferred compensation	—	—	26,127	—	—	26,127	—	26,127
Common dividends ($2.26 per share)	—	—	—	(1,046,638)	—	(1,046,638)	—	(1,046,638)
Distributions to noncontrolling interests	—	—	(263)	—	—	(263)	(18,884)	(19,147)
Issuance of noncontrolling interests	—	—	—	—	—	—	151,185	151,185
Purchase of noncontrolling interests	—	—	(5,986)	—	—	(5,986)	(1,063)	(7,049)
December 31, 2015	465,488	$465,488	$11,647,039	$(2,738,414)	$(30,470)	$9,343,643	$402,674	$9,746,317

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(546,418)	$936,591	$985,006
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	510,785	459,995	423,312
Discontinued operations	—	—	5,862
Amortization of market lease intangibles, net	(1,295)	(949)	(6,646)
Amortization of deferred compensation	26,127	21,885	39,980
Amortization of deferred financing costs, net	20,222	19,260	18,541
Straight-line rents	(28,859)	(41,032)	(39,587)
Loan and direct financing lease interest accretion	(95,713)	(78,286)	(86,314)
Deferred rental revenues	(2,813)	(1,884)	(2,843)
Equity income from unconsolidated joint ventures	(57,313)	(49,570)	(64,433)
Distributions of earnings from unconsolidated joint ventures	15,111	5,045	3,989
Lease termination income, net	(1,103)	(38,001)	—
Gain on sales of real estate	(6,377)	(31,298)	(69,866)
Foreign exchange and other gains, net	(7,178)	(2,270)	(10,817)
Impairments, net	1,449,748	35,913	1,372
Changes in:
Accounts receivable, net	(9,569)	(8,845)	6,656
Other assets	(19,453)	(6,287)	(58,290)
Accounts payable and other accrued liabilities	(23,757)	28,354	3,065
Net cash provided by operating activities	1,222,145	1,248,621	1,148,987
Cash flows from investing activities:
Acquisition of RIDEA III, net	(770,325)	—	—
Acquisition of the CCRC unconsolidated joint venture interest, net	—	(370,186)	—
Acquisitions of other real estate	(613,252)	(503,470)	(64,678)
Development of real estate	(281,017)	(178,513)	(130,317)
Leasing costs and tenant and capital improvements	(84,282)	(71,734)	(64,557)
Proceeds from sales and pending sales of real estate, net	58,623	104,557	95,816
Contributions to unconsolidated joint ventures	(69,936)	(2,935)	—
Distributions in excess of earnings from unconsolidated joint ventures	30,989	2,657	14,102
Purchases of marketable securities	—	—	(16,706)
Proceeds from sales of marketable securities	2,348	—	28,403
Principal repayments on loans receivable, direct financing leases and other	625,701	119,511	263,445
Investments in loans receivable, direct financing leases and other	(575,652)	(600,019)	(322,775)
Decrease (increase) in restricted cash	4,798	(11,747)	619
Net cash used in investing activities	(1,672,005)	(1,511,879)	(196,648)
Cash flows from financing activities:
Net borrowings under bank line of credit	98,743	845,190	—
Repayments under bank line of credit	(511,521)	—	—
Borrowings under term loan	333,014	—	—
Issuance of senior unsecured notes	1,936,017	1,150,000	800,000
Repayments of senior unsecured notes	(400,000)	(487,000)	(550,000)
Issuance of mortgage and other debt	—	35,445	6,798
Repayments of mortgage and other debt	(57,845)	(447,784)	(302,119)
Deferred financing costs	(19,995)	(16,550)	(7,300)
Issuance of common stock and exercise of options	206,471	96,592	114,082
Repurchase of common stock	(8,738)	(12,703)	—
Dividends paid on common stock	(1,046,638)	(1,001,559)	(956,685)
Issuance of noncontrolling interests	110,775	4,674	12,472
Purchase of noncontrolling interests	(7,049)	(5,897)	—
Distributions to noncontrolling interests	(19,147)	(15,611)	(17,664)
Net cash provided by (used in) financing activities	614,087	144,797	(900,416)
Effect of foreign exchange on cash and cash equivalents	(1,537)	1,715	960
Net increase (decrease) in cash and cash equivalents	162,690	(116,746)	52,883
Cash and cash equivalents, beginning of year	183,810	300,556	247,673
Cash and cash equivalents, end of year	$346,500	$183,810	$300,556

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation

The consolidated financial statements include the accounts of HCP, Inc., its wholly-owned subsidiaries, joint ventures and variable interest entities that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation.

The Company is required to continually evaluate its VIE relationships and consolidate these entities when it is determined to be the primary beneficiary of their operations. A VIE is broadly defined as an entity where either (i) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support, (ii) substantially all of an entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights, or (iii) the equity investors as a group lack, if any: (a) the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of an entity, or (c) the right to receive the expected residual returns of an entity.

A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors includes, but is not limited to, its form of ownership interest, its representation on the VIE’s governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and its ability to replace the VIE manager and/or liquidate the entity.

For its investments in joint ventures that are not considered to be VIEs, the Company evaluates the type of ownership rights held by the limited partner(s) that may preclude consolidation in circumstances in which the sole general partner would otherwise consolidate the limited partnership. The assessment of limited partners’ rights and their impact on the presumption of control over a limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the limited partner rights, (ii) the sole general partner increases or decreases its ownership interest in the limited partnership, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. The Company similarly evaluates the rights of managing members of limited liability companies.

Revenue Recognition

At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses its terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee prior to or shortly after the end of the lease term, (ii) lessee has a bargain purchase option during or at the end of the lease term, (iii) the lease term is equal to 75% or more of the underlying property’s economic life, or (iv) the present value of future minimum lease payments (excluding executory costs) is equal to 90% or more of the excess fair value (over retained tax credits) of the leased property. If one of the four criteria is met and the minimum lease payments are determined to be reasonably predictable and collectible, the lease arrangement is generally accounted for as a direct financing lease (“DFL”).

The Company utilizes the direct finance method of accounting to record DFL income. For a  lease accounted for as  a DFL, the net investment in the DFL represents receivables for the sum of future minimum lease payments and the estimated residual value of the leased property, less the unamortized unearned income. Unearned income is deferred and amortized to income over the lease term to provide a constant yield when collectibility of the lease payments is reasonably assured.

The Company recognizes rental revenue for operating lease arrangements when the tenant has taken possession or controls the physical use of a leased asset; the tenant is not considered to have taken physical possession or have control of the leased asset until the Company-owned tenant improvements are substantially completed. If a lease arrangement provides for tenant improvements, the Company determines whether the tenant improvements are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, any tenant improvements funded by the tenant are treated as lease payments which are deferred and amortized into income over the lease term. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Ownership of tenant improvements is determined based on various factors including, but not limited to, the following criteria:

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

Tenant recoveries subject to operating leases generally relate to the reimbursement of real estate taxes, insurance and repairs and maintenance expense. These expenses are recognized as revenue in the period they are incurred. The reimbursements of these expenses are recognized and presented gross, as the Company is generally the primary obligor and, with respect to purchasing goods and services from third party suppliers, has discretion in selecting the supplier and bears the associated credit risk.

For operating leases with minimum scheduled rent increases, the Company recognizes income on a straight line basis over the lease term when collectibility is reasonably assured. Recognizing rental income on a straight line basis results in a difference in the timing of revenue amounts from what is contractually due from tenants. If the Company determines that collectibility of straight line rents is not reasonably assured, future revenue recognition is limited to amounts contractually owed and paid, and, when appropriate, an allowance for estimated losses is established.

Resident fee revenue is recorded when services are rendered and includes resident room and care charges, community fees and other resident charges. Residency agreements are generally for a term of 30 days to one year, with resident fees billed monthly. Revenue for certain care related services is recognized as services are provided and is billed monthly in arrears.

Loans receivable are classified as held-for-investment based on management’s intent and ability to hold the loans for the foreseeable future or to maturity. Loans held-for-investment are carried at amortized cost and are reduced by a valuation allowance for estimated credit losses as necessary. The Company recognizes interest income on loans, including the amortization of discounts and premiums, loan fees paid and received, using the interest method. The interest method is applied on a loan-by-loan basis when collectibility of the future payments is reasonably assured. Premiums and discounts are recognized as yield adjustments over the term of the related loans. Loans are transferred from held-for-investment to held-for-sale when management’s intent is to no longer hold the loans for the foreseeable future. Loans held-for-sale are recorded at the lower of cost or fair value.

The Company recognizes gain on sales of real estate upon the closing of a transaction with the purchaser. Gains on real estate sold are recognized using the full accrual method when collectibility of the sales price is reasonably assured, the Company is not obligated to perform additional activities that may be considered significant, the initial investment from the buyer is sufficient and other profit recognition criteria have been satisfied. Gain on sales of real estate may be deferred in whole or in part until the requirements for gain recognition have been met.

The Company receives investment management fees from certain joint venture entities for various services it provides as the managing member. Management fees are recorded as revenue when management services have been performed. Intercompany profit for management fees is eliminated.

Allowance for Doubtful Accounts

The Company evaluates the liquidity and creditworthiness of its tenants, operators and borrowers on a monthly and quarterly basis. The Company’s evaluation considers industry and economic conditions, individual and portfolio property performance, credit enhancements, liquidity and other factors. The Company’s tenants, borrowers and operators furnish property, portfolio and guarantor/operator-level financial statements, among other information, on a monthly or quarterly basis; the Company utilizes this financial information to calculate the lease or debt service coverages that it uses as a primary credit quality indicator. Lease and debt service coverage information is evaluated together with other property, portfolio and operator performance information, including revenue, expense, net operating income, occupancy, rental rate, reimbursement trends, capital expenditures and EBITDA (defined as earnings before interest, tax, and depreciation and amortization), along with other liquidity measures. The Company evaluates, on a monthly basis or immediately upon a significant change in circumstance, its tenants’, operators’ and borrowers’ ability to service their obligations with the Company.

The Company maintains an allowance for doubtful accounts for straight-line rent receivables resulting from tenants’ inability to make contractual rent and tenant recovery payments or lease defaults. For straight-line rent receivables, the Company’s assessment is based on amounts estimated to be recoverable over the lease term.

In connection with the Company’s quarterly review process or upon the occurrence of a significant event,  loans receivable and DFLs (collectively, “Finance Receivables”), are reviewed and assigned an internal rating of Performing, Watch List or Workout. Finance Receivables that are deemed Performing meet all present contractual obligations, and collection and timing, of all amounts owed is reasonably assured. Watch List Finance Receivables are defined as Finance Receivables that do not meet the definition of Performing or Workout. Workout Finance Receivables are defined as Finance Receivables in which the Company has determined, based on current information and events, that it is probable (i) it will be unable to collect all amounts due according to the contractual terms of the agreement, (ii) the tenant, operator, or borrower is delinquent on making payments under the contractual terms of the agreement and (iii) the Company has commenced action or anticipates pursuing action in the near term to seek recovery of its investment.

Finance Receivables are placed on nonaccrual status when management determines that the collectibility of contractual amounts is not reasonably assured (the asset will have an internal rating of either Watch List or Workout). Further, the Company performs a credit analysis to support the tenant’s, operator’s, borrower’s and/or guarantor’s repayment capacity and the underlying collateral values. The Company uses the cash basis method of accounting for Finance Receivables placed on nonaccrual status unless one of the following conditions exist whereby it utilizes the cost recovery method of accounting: (i) if the Company determines that it is probable that it will only recover the recorded investment in the Finance Receivable, net of associated allowances or charge-offs (if any), or (ii) the Company cannot reasonably estimate the amount of an impaired Finance Receivable. For cash basis method of accounting the Company applies payments received, excluding principal paydowns, to interest income so long as that amount does not exceed the amount that would have been earned under the original contractual terms. For cost recovery method of accounting any payment received is applied to reduce the recorded investment. Generally, the Company returns a Finance Receivable to accrual status when all delinquent payments become current under the terms of the loan or lease agreements and collectibility of the remaining contractual loan or lease payments is reasonably assured.

Allowances are established for Finance Receivables on an individual basis utilizing an estimate of probable losses, if they are determined to be impaired. Finance Receivables are impaired when it is deemed probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan or lease. An allowance is based upon the Company’s assessment of the lessee’s or borrower’s overall financial condition, economic resources, payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the net realizable value of any collateral. These estimates consider all available evidence, including the expected future cash flows discounted at the Finance Receivable’s effective interest rate, fair value of collateral, general economic conditions and trends, historical and industry loss experience, and other relevant factors, as appropriate. Should a Finance Receivable be deemed partially or wholly uncollectible, the uncollectible balance is charged off against the allowance in the period in which the uncollectible determination has been made.

Real Estate

The Company’s real estate assets, consisting of land, buildings and improvements are recorded at fair value upon acquisition and/or consolidation. Any assumed liabilities, other acquired tangible assets or identifiable intangibles are also recorded at fair value upon acquisition and/or consolidation. The Company assesses fair value based on available market information, such as capitalization and discount rates, comparable sale transactions and relevant per square foot or unit cost information. A real estate asset’s fair value may be determined utilizing cash flow projections that incorporate appropriate discount and/or capitalization rates or other available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, as well as market and economic conditions. The fair value of tangible assets of an acquired property is based on the value of the property as if it is vacant. Transaction costs related to acquisitions of businesses, including properties, are expensed as incurred.

The Company records acquired “above and below market” leases at fair value using discount rates which reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the extended term for any leases with bargain renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on an evaluation of the specific characteristics of each property and the acquired tenant lease(s). Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions and expected trends. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related costs.

The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the development or construction of a real estate asset. The Company capitalizes construction and development costs while substantive activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of Company-owned tenant improvements, but no later than one year from cessation of significant construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as incurred. For redevelopment of existing operating properties, the Company capitalizes certain costs based on the net carrying value of the property under redevelopment plus the cost for the construction and improvement incurred in connection with the redevelopment.

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

Impairment of Long-Lived Assets and Goodwill

The Company assesses the carrying value of real estate assets and related intangibles (“real estate assets”) when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company tests its real estate assets for impairment by comparing the sum of the expected future undiscounted cash flows to the carrying value of the real estate assets. The expected future undiscounted cash flows are calculated utilizing the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If the carrying value exceeds the expected future undiscounted cash flows, an impairment loss will be recognized to the extent that the carrying value of the real estate assets is greater than their fair value.

Goodwill is tested for impairment at least annually based on certain qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. Potential impairment indicators include a significant decline in real estate values, restructuring plans, current macroeconomic conditions, state of the equity and capital markets or a significant decline in the Company’s market capitalization. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company applies the required two-step quantitative approach. The quantitative procedures of the two-step approach (i) compare the fair value of a reporting unit with its carrying value, including goodwill, and, if necessary, (ii) compare the implied fair value of reporting unit goodwill with the carrying value as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the fair value of assets and liabilities, excluding goodwill, is the implied value of goodwill and is used to determine the impairment amount, if any. The Company has selected the fourth quarter of each fiscal year to perform its annual impairment test.

Assets Held for Sale and Discontinued Operations

Prior to the Company’s adoption of Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), a discontinued operation was a component of an entity that had either been disposed of or was deemed to be held for sale and, (i) the operations and cash flows of the component had been or was to be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity was not to have any significant continuing involvement in the operations of the component after the disposal transaction. Accordingly, certain long-lived assets were classified as held for sale and reported at the lower of their carrying value or fair value less costs to sell and were no longer depreciated. Subsequent to the Company’s adoption of ASU 2014-08 on April 1, 2014, a discontinued operation must further represent that a disposal is a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.

Investments in Unconsolidated Joint Ventures

Investments in entities which the Company does not consolidate, but has the ability to exercise significant influence over the operating and financial policies of, are reported under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or losses is included in the Company’s consolidated results of operations.

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

The Company’s fair values of its equity method investments are based on discounted cash flow models that include all estimated cash inflows and outflows over a specified holding period and, where applicable, any estimated debt premiums or discounts. Capitalization rates, discount rates and credit spreads utilized in these valuation models are based upon assumptions that the Company believes to be within a reasonable range of current market rates for the respective investments.

Share-Based Compensation

Compensation expense for share-based awards granted to employees, including grants of employee stock options, are recognized in the consolidated statements of operations based on their grant date fair market value. Compensation expense for awards with graded vesting schedules is generally recognized ratably over the period from the grant date to the date when the award is no longer contingent on the employee providing additional services.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and short-term investments with maturities of three months or less when purchased.

Restricted Cash

Restricted cash primarily consists of amounts held by mortgage lenders to provide for (i) real estate tax expenditures, tenant improvements and capital expenditures, (ii) security deposits, and (iii) net proceeds from property sales that were executed as tax-deferred dispositions.

Derivatives and Hedging

During its normal course of business, the Company uses certain types of derivative instruments for the purpose of managing interest rate and foreign currency risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with the Company’s related assertions.

The Company recognizes all derivative instruments, including embedded derivatives that are required to be bifurcated, as assets or liabilities in the consolidated balance sheets at fair value. Changes in fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivative instruments designated in qualifying cash flow hedging relationships, changes in fair value related to the effective portion of the derivative instruments are recognized in accumulated other comprehensive income (loss), whereas changes in fair value of the ineffective portion are recognized in earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivative instruments that are part of a hedging relationship to specific forecasted transactions as well as recognized obligations or assets in the consolidated balance sheets. The Company also assesses and documents, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivative instruments are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, the Company discontinues hedge accounting prospectively and records the appropriate adjustment to earnings based on the current fair value of the derivative instrument.

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

HCP, Inc. and its consolidated REIT subsidiaries are subject to state, local and foreign income taxes in some jurisdictions, and in certain circumstances each REIT may also be subject to federal excise taxes on undistributed income. In addition, certain activities that the Company undertakes may be conducted by entities which have elected to be treated as taxable REIT subsidiaries (“TRS”). TRSs are subject to both federal and state income taxes. The Company recognizes tax penalties relating to unrecognized tax benefits as additional income tax expense. Interest relating to unrecognized tax benefits is recognized as interest expense.

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

Capital Raising Issuance Costs

Costs incurred in connection with the issuance of common shares are recorded as a reduction of additional paid-in capital. Debt issuance costs related to debt instruments excluding line of credit arrangements are deferred, recorded as a reduction of the related debt liability, and amortized to interest expense over the remaining term of the related debt liability utilizing the interest method. Debt issuance costs related to line of credit arrangements are deferred, included in other assets, and amortized to interest expense over the remaining term of the related line of credit arrangement utilizing the interest method.

Segment Reporting

The Company’s segments are based on its internal method of reporting which classifies business operations by healthcare sector as follows: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital.

Noncontrolling Interests

Arrangements with noncontrolling interest holders are reported as a component of equity separate from the Company’s equity. Net income attributable to a noncontrolling interest is included in net income on the consolidated statements of operations and, upon a gain or loss of control, the interest purchased or sold, and any interest retained, is recorded at fair value with any gain or loss recognized in earnings. The Company accounts for purchases or sales of equity interests that do not result in a change in control as equity transactions.

The Company consolidates non-managing member limited liability companies (“DownREITs”) because it exercises control, and the noncontrolling interests in these entities are carried at cost. The non-managing member limited liability company (“LLC”) units (“DownREIT units”) are exchangeable for an amount of cash approximating the then-current market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company’s common stock, the carrying amount of the DownREIT units is reclassified to stockholders’ equity.

Foreign Currency Translation and Transactions

Assets and liabilities denominated in foreign currencies that are translated into U.S. dollars use exchange rates in effect at the end of the period, and revenues and expenses denominated in foreign currencies that are translated into U.S. dollars use average rates of exchange in effect during the related period. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss), a component of stockholders’ equity on the consolidated balance sheets. Gains or losses resulting from foreign currency transactions are translated into U.S. dollars at the rates of exchange prevailing at the dates of the transactions. The effects of transaction gains or losses are included in other income, net in the consolidated statements of operations.

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

The Company measures fair value using a set of standardized procedures that are outlined herein for all assets and liabilities which are required to be measured at fair value. When available, the Company utilizes quoted market prices from an independent third party source to determine fair value and classifies such items in Level 1. In instances where a market price is available, but the instrument is in an inactive or over-the-counter market, the Company consistently applies the dealer (market maker) pricing estimate and classifies the asset or liability in Level 2.

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads and/or market capitalization rates. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or Level 3 even though there may be some significant inputs that are readily observable. Internal fair value models and techniques used by the Company include discounted cash flow and Black-Scholes valuation models. The Company also considers its counterparty’s and own credit risk for derivative instruments and other liabilities measured at fair value. The Company has elected the mid-market pricing expedient when determining fair value.

Earnings per Share

Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. The Company accounts for unvested share-based payment awards that contain non-forfeitable dividend rights or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share pursuant to the two-class method. Diluted earnings per common share is calculated by including the effect of dilutive securities.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-01,  Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This update requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  This update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. ASU 2016-01  is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted only for certain disclosure requirements. The Company is evaluating the impact of the adoption of ASU 2016-01 on January 1, 2018 to its consolidated financial position or results of operations.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by requiring the acquirer to (i) recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined, (ii) record, in the same period, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, and (iii) present separately or disclose the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years, and interim periods within, beginning after December 15, 2015. Early adoption is permitted. The Company adopted ASU 2015-16 on January 1, 2016; the adoption of which did not have a material impact on its consolidated financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability (consistent with debt discounts). In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting) (“ASU 2015-15”). ASU 2015-15 allows debt issuance costs related to line-of-credit agreements to be presented in the balance sheet as an asset. ASU 2015-03 and ASU 2015-15 are effective for fiscal years, and interim periods within, beginning after December 15, 2015. Early adoption is permitted. The Company early adopted ASU 2015-03 and ASU 2015-15 as of December 31, 2015 using the full retrospective method as required by these ASUs. As a result, $39 million of total debt issuance costs previously reported within “other assets, net” were reclassified to their respective debt liability financial statement line items on the Company’s consolidated balance sheet as of December 31, 2014.

In February 2015, the FASB issued ASU No. 2015-2, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 requires amendments to both the VIE and voting interest entity (“VOE”) consolidation accounting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funds, (ii) modify (a) the identification of variable interests (fees paid to a decision maker or service provider), (b) the VIE characteristics for a limited partnership or similar entity and (c) the primary beneficiary determination under the VIE model, and (iii) eliminate the presumption within the current VOE model that a general partner controls a limited partnership or similar entity. ASU 2015-02 is effective for fiscal years, and interim periods within, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02 using either a modified retrospective or retrospective method by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company adopted ASU 2015-02 on January 1, 2016; the adoption of which did not have a material impact to its consolidated financial position or results of operations.

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

•

terminated existing lease agreements on 49 HCP-owned senior housing properties previously leased and operated by Emeritus, that included the termination of embedded purchase options in these leases relating to 19 properties. At closing, the Company contributed 48 of these properties to newly formed consolidated partnerships that are operated under a structure permitted by the Housing and Economic Recovery Act of 2008 (commonly referred to as “RIDEA”)

(“RIDEA II”); the 49th property was contributed on January 1, 2015. Brookdale owns a 20% noncontrolling equity interest in the RIDEA II and manages the facilities on behalf of the partnership; and
•

entered into new unconsolidated joint ventures that own 14 campuses of continuing care retirement communities (“CCRC”) in a RIDEA structure (collectively, the “CCRC JV”) with the Company owning a 49% equity interest and Brookdale owning a 51% equity interest. Brookdale manages these communities on behalf of this partnership.

Leases Amended on 153 Properties (“NNN Lease Restructuring”)

The Company and Brookdale entered into amended and restated triple-net master leases for 153 properties formerly leased to Emeritus. As part of the lease amendments, Brookdale forfeited purchase option rights related to 30 of these properties. The master leases have weighted average initial terms of 15 years, with two extension options that average 10 years each. While the total base rent for 2014 remained unchanged, these leases provide for reduced escalators beginning in 2015 compared to those which were in-place; the leases contain reduced rent payments of $6.5 million in 2016 and $7.5 million each subsequent year thereafter. All obligations under the amended and restated leases are guaranteed by Brookdale. In addition, the new leases include a purchase option in favor of Brookdale that was exercised with nine communities sold during 2015 for $60 million in proceeds.

Effectively, the Company paid consideration of $129 million to terminate the existing purchase options and received consideration of: (i) $76 million for lower rent payments and escalators discussed above and (ii) $53 million to settle the amount that the Company owed to Brookdale for the RIDEA II transaction discussed below. See the Fair Value Measurement Techniques and Quantitative Information section below for additional information.

The Company amortizes the $53 million of net consideration paid to Brookdale for the NNN Lease Restructuring as a reduction in rental income on a straight-line basis over the term of the new leases. Additionally, the lease-related intangibles, initial direct costs and straight-line rent receivables associated with the previous leases will be amortized prospectively over the new (or amended) lease terms.

Lease Terminations of 49 Properties that were contributed to a RIDEA Structure (RIDEA II)

The Company and Brookdale terminated leases for a 49 property portfolio, which resulted in Brookdale forfeiting its purchase option rights to 19 of these properties; the net value of the terminated leases and forfeited purchase options was $108 million ($131 million for the value of the terminated leases, less $23 million for the value of the forfeited purchase options). At closing, the Company contributed the properties into partnerships, with Brookdale owning a 20% noncontrolling equity interest in each of the RIDEA II (“SH PropCo” and “SH OpCo”). Brookdale’s 20% interest in the RIDEA II was valued at $47 million. Brookdale also manages the properties on behalf of the RIDEA II under long-term management contracts. See the Fair Value Measurement Techniques and Quantitative Information section below for additional information.

As consideration for the net value of $108 million for the terminated leases and the $47 million sale to Brookdale of the 20% noncontrolling interest in the RIDEA II, the Company received the following: (i) a $34 million short-term receivable recorded in other assets; (ii) a $68 million note from Brookdale (the “Brookdale Receivable”) recorded in loans receivable (see Note 7) that was repaid in November 2014; and (iii) an effective offset for the $53 million associated with the additional consideration owed by the Company to Brookdale for the NNN Lease Restructuring transaction discussed above. The fair values of the short-term receivable and Brookdale Receivable were estimated based on similar instruments available in the marketplace and are considered to be Level 2 measurements within the fair value hierarchy.

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

The Company has identified the SH PropCo and SH OpCo entities as VIEs (see Note 21 for additional information).

Continuing Care Retirement Communities Joint Venture

HCP and Brookdale formed new unconsolidated joint ventures, that owned 14 CCRC campuses at formation, in a RIDEA structure (“CCRC PropCo” and “CCRC OpCo”). HCP and Brookdale own 49% and 51%, respectively, of CCRC PropCo and CCRC OpCo, based on each company’s respective contributions. At closing, CCRC PropCo owned eight campuses that are leased to CCRC OpCo; CCRC OpCo owned six campuses and the operations of the campuses leased from CCRC PropCo. Brookdale manages the campuses of the CCRC JV under long-term management contracts.

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

Fair Value Measurement Techniques and Quantitative Information

The fair values of the forfeited rental payments and purchase option rights related to the NNN Lease Restructuring and the RIDEA II were based on the income approach and are considered Level 3 measurements within the fair value hierarchy. The Company utilized discounted cash flow models with observable and unobservable valuation inputs. These fair value measurements, or valuation techniques, were based on current market participant expectations and information available as of the close of the transaction on August 29, 2014.

A summary of the quantitative information about fair value measurements for the NNN Lease Restructuring and RIDEA II transactions follows (dollars in thousands):

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
RIDEA II
Forfeited rental payments by HCP	$131,000	Discounted Cash Flow	NNN Rent Coverage Ratio	1.20x
(benefiting Brookdale)			NNN Rent Growth Rate	3.0%
			EBITDAR Growth Rate	5.5%
			Discount Rate	8.00%-11.00%
Forfeited purchase options by	$(23,000)	Discounted Cash Flow	Capitalization Rates	7.50%-9.25%
Brookdale (benefiting HCP)			Discount Rate	10.50%-11.00%
			Exercise Probability	100.00%

In determining which valuation technique would be utilized to calculate fair value for the multiple elements of this transaction, the Company considered the market approach, obtaining published investor survey and sales transaction data, where available. The information obtained was consistent with the valuation inputs and assumptions utilized by the selected income approach that was applied to this transaction. Investor survey and sales transaction data reviewed for similar transactions in similar marketplaces, included, but were not limited to, sales price per unit, rent coverage ratios, rental rate growth as well as capitalization and discount rates.

Rental Payment Concessions.  The fair value of the rental payment concessions related to the NNN Lease Restructuring Transaction was determined as the present value of the difference between (i) the remaining contractual rental payments of the in-place leases, limited to the first purchase option date  (where available) and market rents to complete the initial lease term of the amended Brookdale leases thereafter and (ii) the contractual rental payments under the amended Brookdale leases.

Forfeited Rental Payments.    The fair value of the forfeited rental payments related to the RIDEA II transaction was calculated as the present value of the difference between (i) the remaining contractual rental payments of the terminated in-place leases, limited to first purchase option date, where available and (ii) the forecasted cash flows of the facility-level operating results of the RIDEA II.

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

NOTE 4.    Other Real Estate Property Investments

Acquisition of Private Pay Senior Housing Portfolio (“RIDEA III”)

On June 30, 2015, the Company and Brookdale acquired a portfolio of 35 private pay senior housing communities from Chartwell Retirement Residences, including two leasehold interests, representing 5,025 units. The portfolio was acquired in a RIDEA structure (“RIDEA III”), with Brookdale owning a 10% noncontrolling interest. Brookdale has operated these communities since 2011 and continues to manage the communities under a long-term management agreement, which is cancellable under certain conditions (subject to a fee if terminated within seven years from the acquisition date). The Company paid $770 million in cash consideration, net of cash assumed, and assumed $32 million of net liabilities and $29 million of noncontrolling interests to acquire: (i) real estate with a fair value of $771 million, (ii) lease-up intangible assets with a fair value of $53 million and (iii) working capital of $7 million. As a result of the acquisition, the Company recognized a net termination fee of $8 million in rental and related revenues, which represents the termination value of the two leasehold interests. The lease-up intangible assets recognized were attributable to the value of the acquired underlying operating resident leases of the senior housing communities that were stabilized or nearly stabilized (i.e., resident occupancy above 80%). From the acquisition date to December  31, 2015, the Company recognized revenues and earnings of $94 million and $1 million, respectively, from RIDEA III. As of December  31, 2015, the purchase price allocation is preliminary and may be subject to change.

Pro Forma Results of Operations (Unaudited)

The following unaudited pro forma consolidated results of operations assume that the RIDEA III acquisition was completed as of January 1, 2013 (in thousands, except per share amounts):

	December 31, 2015	December 31, 2014	December 31, 2013
Revenues	$2,638,192	$2,454,039	$2,287,638
Net (loss) income	(531,464)	954,540	996,976
Net (loss) income applicable to HCP, Inc.	(545,776)	938,387	981,610
Basic earnings per common share	$(1.18)	$2.04	$2.15
Diluted earnings per common share	(1.18)	2.04	2.15

2015 Other Real Estate Acquisitions

In addition to the RIDEA III acquisition discussed above, a summary of other real estate acquisitions for the year ended December 31, 2015 follows (in thousands):

	Consideration			Assets Acquired(1)
	Cash Paid/	Liabilities	Noncontrolling		Net
Segment	Debt Settled	Assumed	Interest	Real Estate	Intangibles
Senior housing(2)	$268,782	$8,298	$4,255	$253,802	27,533
Post-acute/skilled nursing(2)	178,707	—	—	142,528	36,179
Life science	80,946	2,054	—	68,988	14,012
Medical office(3)	384,114	12,866	—	305,091	91,889
	$912,549	$23,218	$4,255	$770,409	$169,613

(1)	Amounts include preliminary purchase price allocations which may be subject to change.
(2)

Includes £174 million ($254 million) of the Company’s HC-One Facility (see Note 7) converted to fee ownership in a portfolio of 36 care homes located throughout the United Kingdom (“U.K.”) and includes £27 million ($42 million) of a loan originated in May 2015 converted to fee ownership in two U.K. care homes.

(3)

Includes $225 million for a medical office building (“MOB”) portfolio acquisition completed in June 2015 and placed in HCP Ventures V, LLC (“HCP Ventures V”), of which in October 2015 the Company issued a 49% noncontrolling interest in HCP Ventures V for $110 million (see Note 13).

2014 Real Estate Acquisitions

A summary of other real estate acquisitions for the year ended December 31, 2014 follows (in thousands):

	Consideration				Assets Acquired
		Debt and Other
		Liabilities	Noncontrolling			Net
Segment	Cash Paid	Assumed	Interest		Real Estate	Intangibles
Senior housing(1)	$233,797	$3,351	$6,321	(2)	$215,255	28,214
Life science	43,500	250	—		41,281	2,469
Medical office	226,173	33,677	—		226,510	33,340
	$503,470	$37,278	$6,321		$483,046	$64,023

(1)	Includes the acquisition of a $147 million (£88 million) portfolio of 23 care homes in the UK.
(2)	Includes $5 million of non-managing member limited liability company units

Completed Developments

During the year ended December 31, 2014, the Company placed in service the following: (i) two life science facilities, (ii) a MOB and (iii) a post-acute/skilled nursing facility. These completed developments represented $41 million of gross real estate on the Company’s consolidated balance sheets as of the date they were placed in service. There were no completed developments placed in service during the year ended December 31, 2015.

Construction, Tenant and Other Capital Improvements

A summary of the Company’s funding for construction, tenant and other capital improvements follows (in thousands):

	Year Ended December 31,
Segment	2015	2014
Senior housing	$131,405	$45,586
Post-acute/skilled nursing	3,369	2,533
Life science	122,319	133,164
Medical office	131,021	90,027
Hospital	37	1,688
	$388,151	$272,998

NOTE 5.    Dispositions of Real Estate and Discontinued Operations

During the year ended December 31, 2015, the Company sold the following: (i) nine senior housing facilities for $60 million resulting from Brookdale’s exercise of its purchase option received as part of the Brookdale Transaction, (ii) two parcels of land in its life science segment for $51 million and (iii) a MOB for $400,000.

During the year ended December 31, 2014, the Company sold the following: (i) two post-acute/skilled nursing facilities for $22 million, (ii) a hospital for $17 million, (iii) a senior housing facility for $16  million and (iv) a MOB for $145,000.

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

The following table summarizes income from discontinued operations, impairments and gain on sales of real estate included in discontinued operations (dollars in thousands):

	Year Ended December 31,
	2014	2013
Rental and related revenues	$1,810	$16,649
Depreciation and amortization expenses	—	5,862
Operating expenses	54	3,929
Other expense, net	20	979
Income before impairment losses and gain on sales of real estate, net of income taxes	$1,736	$5,879
Impairment losses on real estate	$—	$(1,372)
Gain on sales of real estate, net of income taxes	$28,010	$69,866
Number of properties included in discontinued operations	3	16

NOTE 6.    Net Investment in Direct Financing Leases

The components of net investment in DFLs consisted of the following (dollars in thousands):

	December 31,
	2015	2014
Minimum lease payments receivable	$26,283,392	$24,182,525
Estimated residual values	3,900,679	4,126,426
Less unearned income	(23,462,022)	(21,028,617)
Net investment in direct financing leases before allowance	6,722,049	7,280,334
Allowance for DFL losses	(817,040)	—
Net investment in direct financing leases	$5,905,009	$7,280,334
Properties subject to direct financing leases	348	363

HCR ManorCare, Inc.

The Company acquired 334 post-acute, skilled nursing and assisted living facilities in its 2011 transaction with HCR ManorCare Inc. (“HCRMC”) and entered into a triple-net Master Lease and Security Agreement (the “Master Lease”) with a subsidiary (“Lessee”) of HCRMC.

As part of the Company’s fourth quarter 2015 review process, including its internal rating evaluation, it assessed the collectibility of all contractual rent payments under the HCRMC amended master lease (the “Amended Master Lease”). The Company’s evaluation included, but was not limited to, consideration of: (i) the continued decline in HCRMC’s operating performance and fixed charge coverage ratio during the second half of 2015, with the most significant deterioration occurring during the fourth quarter, (ii) the reduced growth outlook for the post-acute/skilled nursing business and (iii) HCRMC’s 2015 audited financial statements. The Company determined that the timing and amounts owed under the HCRMC DFL investments are no longer reasonably assured and assigned an internal rating of “Watch List” as of December 31, 2015. Further, the Company placed the HCRMC DFL investments on nonaccrual and will utilize the cash method of accounting in accordance with its policy (see Note 2).

As a result of assigning an internal rating of “Watch List” for its HCRMC DFL investments during the quarterly review process, the Company further evaluated the carrying amount of its HCRMC DFL investments. As a result of the significant decline in HCRMC’s fixed charge coverage ratio in the fourth quarter of 2015, combined with a lower growth outlook for the post-acute/skilled nursing business, the Company determined that it is probable that its HCRMC DFL investments are impaired and the amount of the loss can be reasonably estimated. In the fourth quarter of 2015, the Company recorded an allowance for DFL losses (impairment charge) of $817 million, reducing the carrying amount of its HCRMC DFL investments from $6.0 billion to $5.2 billion.  See Note 17 for additional discussion of the impairment charge and related valuation assumptions.

In December 2015, the Company reduced the carrying amount of its equity investment in HCRMC to zero, and income will be recognized only if cash distributions are received from HCRMC; as a result, the Company will no longer recharacterize (eliminate) its proportional ownership share of income from DFLs to equity income from unconsolidated joint ventures (see Note 8).

The Company recognized HCRMC DFL income and HCRMC equity income as follows (in thousands):

	Year Ended
	December 31,
	2015	2014	2013
Cash income	$482,770	$519,280	$502,354
DFL accretion, net	90,065	79,349	82,688
Total DFL income from HCRMC	$572,835	$598,629	$585,042
DFL accretion income recharacterized to equity income	$58,047	$62,445	$62,061
Equity loss from HCRMC	(7,324)	(9,270)	(6,460)
Total equity income from HCRMC	$50,723	$53,175	$55,601

During the years ended December 31, 2015, 2014 and 2013, the Company recognized a total of $148 million,  $142 million and $145 million of accretion, net, respectively, related to its HCRMC DFL investments.

During the quarter ended March 31, 2015, the Company and HCRMC agreed to market for sale the real estate and operations associated with 50 non-strategic facilities that were under the Master Lease. HCRMC receives an annual rent reduction under the Master Lease based on 7.75% of the net sales proceeds received by HCP. During the year ended December 31, 2015, the Company completed sales of 22 non-strategic HCRMC facilities for $219 million. Subsequent to December 31, 2015, the Company sold an additional 11 facilities, bringing the total facilities sold through February 8, 2016 to 33, with the remaining facility sales expected to close by mid-2016.

On March 29, 2015, certain subsidiaries of the Company entered into an amendment to the Master Lease (the “HCRMC Lease Amendment”) effective April 1, 2015. The HCRMC Lease Amendment reduced initial annual rent by a net $68 million from $541 million to $473 million. Commencing on April 1, 2016, the minimum rent escalation shall be reset to 3.0% for each lease year through the expiration of the initial term of each applicable pool of facilities. Prior to the HCRMC Lease Amendment, rent payments would have increased 3.5% on April 1, 2015 and 2016 and 3.0% thereafter. The initial term was extended five years to an average of 16 years, and the extension options’ aggregate terms remained the same.

As consideration for the rent reduction, the Company received a Deferred Rent Obligation (“DRO”) from the Lessee equal to an aggregate amount of $525 million, which was allocated into two tranches: (i) a Tranche A DRO of $275 million and (ii) a Tranche B DRO of $250 million. Until the entire Tranche A DRO is paid in full, the Lessee will make rental payments equal to 6.9% of the outstanding amount (representing $19 million) for the initial lease year (the “Tranche A Current Payment”), increased each year thereafter by 3.0%. Commencing on April 1, 2016, until the Tranche B DRO is paid in full, the outstanding principal balance of the Tranche B DRO will be increased annually by (i) 3.0% initially, (ii) 4.0% commencing on April 1, 2019, (iii) 5.0% commencing on April 1, 2020, and (iv) 6.0% commencing on April 1, 2021 and for the remainder of its term. The DRO is due and payable on the earlier of (i) certain capital or liquidity events of HCRMC, including an initial public offering or sale, or (ii) March 31, 2029, which is not subject to any extensions. The HCRMC Lease Amendment also imposes certain restrictions on the Lessee and HCRMC until the DRO is paid in full, including with respect to the payment of dividends and the transfer of interest in HCRMC.

Additionally, HCRMC agreed to sell, and HCP agreed to purchase, nine post-acute facilities for an aggregate purchase price of $275 million. The proceeds from the nine facilities are to be used to reduce the Tranche A DRO as the purchases are consummated. The closing of the purchases of these facilities are subject to certain customary conditions and approvals.

Through December 31, 2015, HCRMC and HCP completed seven of the nine facility purchases for $184 million. The purchases of the remaining two facilities are expected to occur by mid-2016. Following the purchase of a facility, the Lessee leases such facility from the Company pursuant to the Amended Master Lease. The nine facilities will contribute an aggregate of $19 million of annual rent (subject to escalation) under the Amended Master Lease.

In March 2015, the Company recorded an impairment charge of $478 million related to its HCRMC DFL investments. The impairment charge reduced the carrying value of the HCRMC DFL investments from $6.6 billion to $6.1 billion, based on the present value of the future lease payments effective April 1, 2015 under the Amended Master Lease discounted at the original DFL investments’ effective lease rate (see Note 17).

See Note 8 for additional discussion of the Company’s equity interest in HCRMC and the U.S. Department of Justice (“DOJ”) action related to HCRMC.

During the year ended December 31, 2014, the Company received a $13 million payoff from the sale of a HCRMC post-acute/skilled nursing facility that collateralized this DFL.

Direct Financing Lease Internal Ratings

The following table summarizes the Company’s internal ratings for net investment in DFLs at December 31, 2015 (dollars in thousands):

	Carrying	Percentage of	Internal Ratings
Investment Type	Amount	DFL Portfolio	Performing DFLs	Watch List DFLs	Workout DFLs
Senior housing	$1,788,764	30	$261,261	$1,527,503	$—
Post-acute/skilled nursing	3,992,354	68	—	3,992,354	—
Hospital	123,891	2	123,891	—	—
	$5,905,009	100	$385,152	$5,519,857	$—

Beginning September 30, 2013, the Company placed a 14 property senior housing DFL (the “DFL Portfolio”) on nonaccrual status and classified the DFL Portfolio on “Watch List” status. The Company determined that the collection of all rental payments was and continues to be no longer reasonably assured; therefore, rental revenue for the DFL Portfolio has been recognized on a cash basis. The Company re-assessed the DFL Portfolio for impairment on December 31, 2015 and determined that the DFL Portfolio was not impaired based on its belief that: (i) it was not probable that it will not collect all of the rental payments under the terms of the lease; and (ii) the fair value of the underlying collateral exceeded the DFL Portfolio’s carrying amount. The fair value of the DFL Portfolio was estimated based on a discounted cash flow model, the inputs to which are considered to be a Level 3 measurement within the fair value hierarchy. Inputs to this valuation model include real estate capitalization rates, industry growth rates and operating margins, some of which influence the Company’s expectation of future cash flows from the DFL Portfolio and, accordingly, the fair value of its investment. During the years ended December 31, 2015, 2014 and 2013, the Company recognized DFL income of $15 million, $19 million and $24 million, respectively, and received cash payments of $20 million, $24 million and $24 million, respectively, from the DFL Portfolio. The carrying value of the DFL Portfolio was $366 million and $370 million at December 31, 2015 and 2014, respectively.

Certain leases contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the properties at the end of the lease terms.

Future minimum lease payments contractually due under DFLs at December 31, 2015, were as follow (in thousands):

Year	Amount
2016	$552,985
2017	545,307
2018	559,979
2019	576,206
2020	586,229
Thereafter	23,462,686
$26,283,392

NOTE 7.    Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	December 31,
	2015			2014
	Real Estate	Other		Real Estate	Other
	Secured	Secured	Total	Secured	Secured	Total
Mezzanine	$—	$660,138	$660,138	$—	$799,064	$799,064
Other	114,322	—	114,322	135,363	—	135,363
Unamortized premiums (discounts), fees and costs, net	961	(6,678)	(5,717)	—	(14,056)	(14,056)
Allowance for loan losses	—	—	—	—	(13,410)	(13,410)
	$115,283	$653,460	$768,743	$135,363	$771,598	$906,961

The following table summarizes the Company’s internal ratings for loans receivable at December 31, 2015 (dollars in thousands):

		Percentage	Internal Ratings
	Carrying	of Loan	Performing	Watch List	Workout
Investment Type	Amount	Portfolio	Loans	Loans	Loans
Real estate secured	$115,283	15	$115,283	$—	$—
Other secured	653,460	85	653,460	—	—
	$768,743	100	$768,743	$—	$—

Real Estate Secured Loans

Following is a summary of loans receivable secured by real estate at December 31, 2015 (dollars in thousands):

Final	Number
Maturity	of		Principal	Carrying
Date	Loans	Payment Terms	Amount	Amount
2016	1	aggregate monthly interest-only payments, accrues interest at 8.5%, and secured by a senior housing facility in Pennsylvania(1)	$15,135	$15,244
2017	3	aggregate monthly interest-only payments, accrues interest at 8.5%, and secured by two senior housing facilities in New Jersey and Pennsylvania;(1) and aggregate monthly interest-only payments, accrues interest at LIBOR plus 6.0%, and secured by, among other things, the issuer's real estate assets	78,329	79,291
2018	1	monthly interest-only payments, accrues interest at 8.0% and secured by a senior housing facility in Pennsylvania(1)	20,078	20,748
	5		$113,542	$115,283

(1)	Represents commitments to fund an aggregate of $2 million for four development projects that are at or near completion as of December 31, 2015.

At December 31, 2015, future contractual principal payments to be received on loans receivable secured by real estate are $15 million in 2016, $79 million in 2017 and $20 million in 2018. During the year ended December 31, 2015, the Company recognized $27 million in interest income related to loans secured by real estate. At December 31, 2015, the Company accrued $1 million of interest receivables related to real estate secured loans.

In December 2015, the Company purchased £28 million ($42 million) of Four Seasons Health Care’s (“Four Seasons”) £40 million senior secured term loan. The loan is secured by, among other things, the real estate assets of Four Seasons,  and represents the most senior debt tranche. The loan bears interest at a rate of LIBOR plus 6.0% per annum and matures in December 2017.

Other Secured Loans

HC-One Facility

In November 2014, the Company was the lead investor in the financing for Formation Capital and Safanad’s acquisition of NHP, a company that, at closing, owned 273 nursing and residential care homes representing over 12,500 beds in the U.K. principally operated by HC-One. The Company provided a loan facility (the “HC-One Facility”), secured by substantially all of NHP’s assets, totaling £395 million, with £363 million  ($574 million) drawn at closing. The HC-One Facility has a five-year term and was funded by a £355 million draw on the Company’s revolving line of credit facility that is discussed in Note 11. In February 2015, the Company increased the HC-One Facility by £108 million ($164 million) to £502 million ($795 million), in conjunction with HC-One’s acquisition of Meridian Healthcare. In April 2015, the Company converted £174 million of the HC-One Facility into a sale-leaseback transaction for 36 nursing and residential care homes located throughout the U.K. (see Note 4). In September 2015, the Company amended and increased its commitment under the HC-One Facility by £11 million primarily for the funding of capital expenditures and a development project. As part of the amendments, the Company shortened the non-call period by 17 months and provided consent for (i) the pay down of £34 million from disposition proceeds without a prepayment premium and (ii) the spinoff of 36 properties into a separate joint venture. In return, the Company retained security over the spinoff properties for a period of two years. Through December 31, 2015, the Company received paydowns of £34 million ($52 million).

Brookdale Receivable

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

Tandem Health Care Loan

On July 31, 2012, the Company closed a mezzanine loan facility to lend up to $205 million to Tandem Health Care (“Tandem”), as part of the recapitalization of a post-acute/skilled nursing portfolio. The Company funded $100 million (the “First Tranche”) at closing and funded an additional $102 million (the “Second Tranche”) in June 2013. In May 2015, the Company increased and extended the mezzanine loan facility with Tandem to (i) fund $50 million (the “Third Tranche”) and $5 million (the “Fourth Tranche”), which proceeds were used to repay a portion of Tandem’s existing senior and mortgage debt, respectively; (ii) extend its maturity to October 2018; and (iii) extend the prepayment penalty period to January 2017. The loans bear interest at fixed rates of 12%, 14%,  6% and 6% per annum for the First, Second, Third and Fourth Tranches, respectively. At December 31, 2015, the facility had an outstanding balance of $256 million at an 11.5% blended interest rate and was subordinate to $381 million of senior mortgage debt.

Delphis Operations, L.P. Loan

Through October 2015, the Company held a secured term loan made to Delphis Operations, L.P. (“Delphis” or the “Borrower”) that was collateralized by all of the assets of the Borrower. In  October 2015, the Company received $23 million in cash proceeds from the sale of Delphis’ collateral and recognized an impairment recovery of $6 million for the amount received in excess of the loan’s carrying value. The carrying value of the loan, net of an allowance for loan losses, was $17 million at December 31, 2014. At December 31, 2014, the allowance related to the Company’s senior secured term loan to Delphis was $13 million with no additional allowances recognized during the year ended December 31, 2015. During the years ended December 31, 2015 and 2014, the Company received cash payments from the Borrower of $23 million and $1 million, respectively.

NOTE 8.    Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method at December 31, 2015 (dollars in thousands):

Entity(1)	Segment	Carrying Amount	Ownership %
CCRC JV(2)	senior housing	$465,179	49
HCRMC(3)	senior housing and post-acute/skilled nursing	—	9
MBK JV(4)	senior housing	34,131	50
HCP Ventures III, LLC	medical office	9,241	30
HCP Ventures IV, LLC	medical office and hospital	11,884	20
HCP Life Science(5)	life science	68,582	50-63
Vintage Park	senior housing	8,729	85
MBK Development JV(4)	senior housing	2,224	50
Suburban Properties, LLC	medical office	4,621	67
Advances to unconsolidated joint ventures, net		653
		$605,244

(1)	These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)	Includes two unconsolidated joint ventures in a RIDEA structure (CCRC PropCo and CCRC OpCo). See additional information regarding the CCRC JV and the Brookdale Transaction in Note 3.
(3)

In December 2015, September 2015 and December 2014, the Company recognized impairment charges of $19 million, $27 million and $36 million, respectively. See Note 17 for additional information regarding the impairment charges; also, see Note 6 regarding the Company’s related HCRMC DFL investments.

(4)	Includes two unconsolidated joint ventures in a RIDEA structure (PropCo and OpCo).
(5)

Includes three unconsolidated joint ventures between the Company and an institutional capital partner for which the Company is the managing member. HCP Life Science includes the following partnerships (and the Company’s ownership percentage): (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%).

Summarized combined financial information for the Company’s unconsolidated joint ventures follows (in thousands):

	December 31,
	2015(1)	2014
Real estate, net	$4,470,249	$4,537,553
Goodwill and other assets, net	4,935,343	4,920,604
Assets held for sale	94,866	662,740
Total assets	$9,500,458	$10,120,897
Capital lease obligations and mortgage debt	$6,575,531	$6,733,943
Accounts payable and other	1,111,350	974,206
Liabilities and mortgage debt held for sale	6,318	505,703
Other partners’ capital	1,163,501	1,281,413
HCP’s capital(2)	643,758	625,632
Total liabilities and partners’ capital	$9,500,458	$10,120,897

(1)	Includes the financial information of Vintage Park, MBK JV and MBK Development JV, which were formed in January 2015, March 2015 and September 2015, respectively.
(2)

The combined basis difference of the Company’s investments in these joint ventures of $39 million, as of December 31, 2015, is primarily attributable to goodwill, real estate, capital lease obligations, deferred tax assets and lease-related net intangibles.

	Year Ended December 31,
	2015(1)	2014(2)	2013
Total revenues	$4,464,317	$4,284,747	$4,189,793
Income (loss) from discontinued operations	38,071	(24,422)	(22,030)
Net loss(3)	(83,277)	(411,385)	(354,079)
HCP’s share in earnings(3)	57,313	49,570	64,433
Fees earned by HCP	1,873	1,809	1,847
Distributions received by HCP	46,100	7,702	18,091

(1)	Includes the financial information of Vintage Park, MBK JV and MBK Development JV, which were formed in January 2015, March 2015 and September 2015, respectively.
(2)	Includes the financial information of the CCRC JV, which the Company formed in August 2014.
(3)

The net loss in 2015 includes $79 million related to HCRMC’s goodwill that was allocated to disposal groups that were sold. The net loss in 2014 includes impairments, net of the related tax benefit, of $396 million related to HCRMC’s deferred tax assets and trademark intangible assets. The impairments at HCRMC were the result of a continued shift in patient payor sources from Medicare to Medicare Advantage, which negatively impact reimbursement rates and length of stay for HCRMC’s skilled nursing segment and a shift in HCRMC’s marketing and branding strategy. The net loss in 2013 includes a charge of $400 million related to recording of a valuation allowance that reduced the carrying value of HCRMC’s deferred tax assets to an amount that is more likely than not to be realized as determined by HCRMC’s management. HCRMC’s goodwill, intangible assets and deferred tax assets were not previously considered in the Company’s initial investments in the operations of HCRMC. Therefore, the related impairments and valuation allowance against the carrying value of the deferred tax assets do not impact the Company’s recorded investment or impact on the Company’s share of earnings from or its equity investment in HCRMC. However, the circumstances that led to HCRMC’s management to reach the determination that it was necessary to reduce the carrying value of their deferred tax and trademark intangible assets in 2014 are consistent with the Company’s determination that its equity investment in HCRMC was impaired in December 2014 (see Note 17). The Company’s joint venture interest in HCRMC is accounted for using the equity method and results in an ongoing reduction of DFL income, proportional to HCP’s ownership in HCRMC. The elimination of the respective proportional lease expense at the HCRMC level in substance results in $58 million, $62 million and $62 million of DFL income that is recharacterized to the Company’s share of earnings from HCRMC (equity income from unconsolidated joint ventures) for the years ended December 31, 2015, 2014 and 2013, respectively. See Note 6 for additional discussion.

CCRC JV

On August 29, 2014, as part of the Brookdale Transaction discussed in Note 3, HCP and Brookdale formed unconsolidated joint ventures in a RIDEA structure. At closing, Brookdale contributed eight of its owned campuses; the Company contributed two campuses previously leased to Brookdale valued at $162 million (carrying value of $92 million) and $370 million of cash. At closing, the CCRC JV campuses were encumbered by $569 million of mortgage and entrance fee obligations (see Notes 3 and 5).

HCRMC

On April 20, 2015, the DOJ unsealed a previously filed complaint in the U.S. District Court for the Eastern District of Virginia against HCRMC and certain of its affiliates in three consolidated cases following a civil investigation arising out of three lawsuits filed by former employees of HCRMC under the qui tam provisions of the federal False Claims Act. The DOJ’s complaint in intervention is captioned United States of America, ex rel. Ribik, Carson, and Slough v. HCR ManorCare, Inc., ManorCare Inc., HCR ManorCare Services, LLC and Heartland Employment Services, LLC (Civil Action Numbers: 1:09cv13; 1:11cv1054; 1:14cv1228 (CMH/TCB)). The complaint alleges that HCRMC submitted claims to Medicare for therapy services that were not covered by the skilled nursing facility benefit, were not medically reasonable and necessary, and were not skilled in nature, and therefore not entitled to Medicare reimbursement. While this litigation is at an early stage and HCRMC has indicated that it believes the claims are unjust and it will vigorously defend against them, a significant adverse judgment against HCRMC or significant settlement obligation could impact the carrying value of the Company’s investments in HCRMC’s operations and/or DFLs investment further (see Notes  6 and 17).

The Company concluded that its equity investment in HCRMC was other-than-temporarily impaired as of September 30, 2015 and recorded an impairment charge of $27 million (see Note 17). In December 2015, the Company concluded that its equity investment in HCRMC was other-than-temporarily impaired and recorded an impairment charge of $19 million, and, prospectively, income will be recognized only if cash distributions are received from HCRMC (see Notes 6 and 17).

MBK JVs

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

HCP Ventures III, LLC and HCP Ventures IV, LLC

On December 30, 2015, HCP Ventures III, LLC and HCP Ventures IV, LLC (“HCP Ventures IV”) sold 61 MOBs, three hospitals and a re-development property for total proceeds of $634 million, recognizing gains on sales of real estate of $59 million, of which the Company’s share was $15 million. As part of these sales, the Company received aggregate distributions of $45 million, including repayment of its loan receivable.

NOTE 9.    Intangibles

The Company’s intangible lease assets were (in thousands):

	December 31,
Intangible lease assets	2015	2014
Lease-up intangibles	$801,513	$608,323
Above market tenant lease intangibles	155,048	163,146
Below market ground lease intangibles	57,899	58,939
Gross intangible lease assets	1,014,460	830,408
Accumulated depreciation and amortization	(400,233)	(349,395)
Net intangible lease assets	$614,227	$481,013

The remaining weighted average amortization period of intangible assets was 14 years at both December 31, 2015 and 2014.

The Company’s intangible lease liabilities were (in thousands):

	December 31,
Intangible lease liabilities	2015	2014
Below market lease intangibles	$204,662	$203,374
Above market ground lease intangibles	6,121	6,121
Gross intangible lease liabilities	210,783	209,495
Accumulated depreciation and amortization	(135,510)	(124,772)
Net intangible lease liabilities	$75,273	$84,723

The remaining weighted average amortization period of intangible lease liabilities was nine years at both December 31, 2015 and 2014.

For the years ended December 31, 2015, 2014 and 2013, rental income includes additional revenues of $4 million, $3 million and $9 million, respectively, from the amortization of net below market lease intangibles. For the years ended December 31, 2015, 2014 and 2013, operating expenses include additional expense of $1 million each year from the amortization of net above market ground lease intangibles. For the years ended December 31, 2015, 2014 and 2013, depreciation and amortization expense includes additional expense of $76 million, $60 million and $59 million, respectively, from the amortization of lease-up and non-compete agreement intangibles.

Estimated aggregate amortization of intangible assets and liabilities for each of the five succeeding fiscal years and thereafter follows (in thousands):

	Intangible	Intangible
	Assets	Liabilities
2016	$97,043	$17,545
2017	84,552	15,118
2018	68,999	12,413
2019	55,730	9,758
2020	46,308	6,047
Thereafter	261,595	14,392
	$614,227	$75,273

NOTE 10.    Other Assets

The Company’s other assets consisted of the following (in thousands):

	December 31,
	2015	2014
Straight-line rent receivables, net of allowance of $33,648 and $34,182, respectively	$385,888	$355,864
Marketable debt securities, net	102,958	231,442
Leasing costs and inducements, net	158,708	146,500
Goodwill	50,346	50,346
Other	119,965	117,516
Total other assets	$817,865	$901,668

At December 31, 2015 and 2014, within other assets is a non-interest bearing receivable of $9 million and $26 million, respectively, from Brookdale payable in eight quarterly installments (see Note 3). At December 31, 2014, other assets also include a loan receivable of $15 million from HCP Ventures IV, which was repaid as part of real estate asset sales in December 2015 (see Note 8).

During the year ended December 31, 2013, the Company realized gains from the sale of marketable equity securities of $11 million, which were included in other income, net.

Four Seasons Health Care Senior Unsecured Notes

Marketable debt securities, net are classified as held-to-maturity debt securities and primarily represent senior notes issued by Elli Investments Limited (“Elli”), a company beneficially owned by funds or limited partnerships managed by Terra Firma, as part of the financing for Elli’s acquisition of Four Seasons Health Care (the “Four Seasons Notes”). The Four Seasons Notes mature in June 2020, are non-callable through June 2016 and bear interest on their par value at a fixed rate of 12.25% per annum. The Company purchased an aggregate par value of £138.5 million of the Four Seasons Notes at a discount for £136.8 million ($215 million) in June 2012, representing 79% of the total £175 million issued and outstanding Four Seasons Notes.  In June 2015 and September 2015, the Company determined that the Four Seasons Notes were other-than-temporarily impaired (see Note 17). In December 2015, the Company received its contractual interest payment of £8 million ($13 million), which was applied against the principal balance reducing the carrying amount to £58 million ($85 million).

NOTE 11.    Debt

Bank Line of Credit and Term Loans

The Company’s $2.0 billion unsecured revolving line of credit facility (the “Facility”) matures on March 31, 2018 and contains a one-year extension option.  Borrowings under the Facility accrue interest at LIBOR plus a margin that depends upon the Company’s credit ratings. The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at December 31, 2015, the margin on the Facility was 0.925%, and the facility fee was 0.15%.  The Facility also includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At December 31, 2015, the Company had £270 million  ($397 million), outstanding under the Facility with a weighted average effective interest rate of 1.72%.

On July 30, 2012, the Company entered into a credit agreement with a syndicate of banks for a £137 million ($202 million at December 31, 2015)  four-year unsecured term loan (the “2012 Term Loan”). Based on the Company’s credit ratings at December 31, 2015, the 2012 Term Loan accrues interest at a rate of GBP LIBOR plus 1.20%. Concurrent with the closing of the 2012 Term Loan, the Company entered into a four-year interest rate swap contract that fixes the interest rate of the 2012 Term Loan at 1.81%, subject to adjustments based on the Company’s credit ratings. The 2012 Term Loan contains a one-year committed extension option.

On January 12, 2015, the Company entered into a credit agreement with a syndicate of banks for a £220 million  ($323 million at December 31, 2015)  four-year unsecured term loan (the “2015 Term Loan”) that accrues interest at a rate of GBP LIBOR plus 0.975%, subject to adjustments based on the Company’s credit ratings (the 2012 and 2015 Term Loans are collectively, the “Term Loans”). Concurrently, the Company entered into a three-year interest rate swap contract that fixes the rate of the 2015 Term Loan at 1.79% (see Note 24). Proceeds from the 2015 Term Loan were used to repay £220 million that partially funded the November 2014 HC-One Facility (see Note 7). The 2015 Term Loan contains a one-year committed extension option.

The Facility and Term Loans contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60% and (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times. The Facility and Term Loans also require a Minimum Consolidated Tangible Net Worth of $9.5 billion at December 31, 2015. At December 31, 2015, the Company was in compliance with each of these restrictions and requirements.

Senior Unsecured Notes

At December 31, 2015, the Company had senior unsecured notes outstanding with an aggregate principal balance of $9.2 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at December 31, 2015.

The following table summarizes the Company’s senior unsecured note issuances for the periods presented (dollars in thousands):

	Issuance
Period	Amount	Coupon Rate	Maturity Date	Net Proceeds
Year ended December 31, 2015:
January 21, 2015	$600,000	3.400%	2025	$591,000
May 20, 2015	$750,000	4.000%	2025	$739,000
December 1, 2015	$600,000	4.000%	2022	$594,000
Year ended December 31, 2014:
February 21, 2014	$350,000	4.200%	2024	$346,000
August 14, 2014	$800,000	3.875%	2024	$792,000

The following table summarizes the Company’s senior unsecured notes payoffs for the periods presented (dollars in thousands):

Period	Amount	Coupon Rate
Year ended December 31, 2015:
March 1, 2015	$200,000	6.000%
June 8, 2015	$200,000	7.072%
Year ended December 31, 2014:
February 1, 2014	$400,000	2.700%
June 14, 2014	$62,000	6.000%
June 14, 2014	$25,000	3 Month LIBOR+0.9%

Mortgage Debt

At December 31, 2015, the Company had $933 million in aggregate principal amount of mortgage debt outstanding, which is secured by 62 healthcare facilities (including redevelopment properties) with a carrying value of $1.2 billion.

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

Debt Maturities

The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at December 31, 2015 (dollars in thousands):

			Senior Unsecured Notes(3)		Mortgage Debt(4)
	Line of			Interest		Interest
Year	Credit(1)	Term Loans(2)	Amount	Rate	Amount	Rate	Total(5)
2016	$—	$202,034	$900,000	5.09%	$279,194	6.84%	$1,381,228
2017	—	—	750,000	6.02%	581,891	6.08%	1,331,891
2018	397,432	—	600,000	6.81%	6,583	5.90%	1,004,015
2019	—	324,434	450,000	3.97%	2,072	N/A	776,506
2020	—	—	800,000	2.79%	2,078	5.14%	802,078
Thereafter	—	—	5,700,000	4.54%	61,092	4.98%	5,761,092
	397,432	526,468	9,200,000	4.68%	932,910	6.21%	11,056,810
Discounts and debt costs, net	—	(1,661)	(79,893)		(698)		(82,252)
	$397,432	$524,807	$9,120,107		$932,212		$10,974,558

(1)	Represents £270 million translated into U.S. dollars (“USD”).
(2)	Represents £357 million translated into USD.
(3)	Interest rates on the notes ranged from 2.79% to 6.88% with a weighted average effective rate of 4.68% and a weighted average maturity of six years.
(4)	Interest rates on the mortgage debt ranged from 3.14% to 8.35% with a weighted average effective interest rate of 6.21% and a weighted average maturity of two years.
(5)	Excludes $94 million of other debt that represents Life Care Bonds and Demand Notes that have no scheduled maturities.

Other Debt

At December 31, 2015, the Company had $66 million of non-interest bearing life care bonds at two of its continuing care retirement communities and non-interest bearing occupancy fee deposits at two of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). The Life Care Bonds are generally refundable to the residents upon the termination of the contract or upon the successful resale of the unit.

At December 31, 2015, the Company had $28 million of on-demand notes (“Demand Notes”) from the CCRC JV. The Demand Notes bear interest at a rate of 4.5%.

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

DownREIT LLCs

In connection with the formation of certain DownREIT LLCs, members may contribute appreciated real estate to a DownREIT LLC in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if a contributed property is later sold by the DownREIT LLC, the unamortized pre-contribution gain that exists at the date of sale is specifically allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT LLC. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT LLC in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Code (“make-whole payments”). These make-whole payments include a tax gross-up provision. These indemnification agreements have expiration terms that range through 2033.

Commitments

The following table summarizes our material commitments, excluding debt servicing obligations (see Note 11), at December 31, 2015 (in thousands):

					More than
	Total	2016	2017-2018	2019-2020	Five Years
U.K. loan commitments(1)	$56,915	$34,099	$22,816	$—	$—
Construction loan commitments(2)	2,060	2,060	—	—	—
Development commitments(3)	92,712	92,712	—	—	—
Ground and other operating leases	383,906	7,870	14,068	13,719	348,249
Total	$535,593	$136,741	$36,884	$13,719	$348,249

(1)	Represents £39 million translated into USD as of December 31, 2015 for commitments to fund the Company’s U.K. loan facilities.
(2)	Represents commitments to finance development projects and related working capital financings.
(3)	Represents construction and other commitments for developments in progress.

Credit Enhancement Guarantee

Certain of the Company’s senior housing facilities serve as collateral for $98 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, had a carrying value of $366 million as of December 31, 2015.

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

Tenant Purchase Options

Certain leases, including DFLs, contain purchase options whereby the tenant may elect to acquire the underlying real estate. Annualized base rent from leases subject to purchase options, summarized by the year the purchase options are exercisable are as follows (dollars in thousands):

	Annualized	Number of
Year	Base Rent(1)	Properties
2016	$32,062	12
2017	15,078	10
2018	19,352	4
2019	25,863	14
2020	13,647	4
Thereafter	54,009	32
	$160,011	76

(1)

Represents the most recent month’s base rent including additional rent floors and cash income from DFLs annualized for 12 months. Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight- line rents, amortization of market lease intangibles, DFL interest accretion and deferred revenues).

Rental Expense

The Company’s rental expense attributable to continuing operations for the years ended December 31, 2015, 2014 and 2013 was approximately $10 million, $8 million and $8 million, respectively. These rental expense amounts include ground rent and other leases. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. These leases have terms that are up to 99 years, excluding extension options. Future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2015 were as follows (in thousands):

Year	Amount
2016	$7,870
2017	7,160
2018	6,908
2019	7,063
2020	6,656
Thereafter	348,249
$383,906

NOTE 13.    Equity

Common Stock

On January 28, 2016, the Company announced that its Board declared a quarterly cash dividend of $0.575 per share. The common stock cash dividend will be paid on February 23, 2016 to stockholders of record as of the close of business on February 8, 2016.

During the years ended December 31, 2015, 2014 and 2013, the Company declared and paid common stock cash dividends of $2.26,  $2.18 and $2.10 per share.

In June 2015, the Company established an at-the-market equity offering program (“ATM Program”). Under this program, the Company may sell shares of its common stock from time to time having an aggregate gross sales price of up to $750 million through a consortium of banks acting as sales agents or directly to the banks acting as principals. During the year ended December 31, 2015, the Company issued 1.8 million shares of common stock at a weighted average price of $40.14 for proceeds of $73 million, net of fees and commissions of $1 million.

The following is a summary of the Company’s other common stock activities (shares in thousands):

	Year Ended
	December 31,
	2015	2014	2013
Dividend Reinvestment and Stock Purchase Plan	2,762	2,299	2,441
Conversion of DownREIT units	104	27	100
Exercise of stock options	823	169	876
Vesting of restricted stock units	409	614	471
Repurchase of common stock	198	323	242

Accumulated Other Comprehensive Loss

The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	December 31,
	2015	2014
Cumulative foreign currency translation adjustment	$(19,485)	$(10,747)
Unrealized losses on cash flow hedges, net	(7,582)	(9,624)
Supplemental Executive Retirement Plan minimum liability	(3,411)	(3,537)
Unrealized gains on available for sale securities	8	13
Total accumulated other comprehensive loss	$(30,470)	$(23,895)

Noncontrolling Interests

On October 7, 2015, the Company issued a 49% noncontrolling interest in HCP Ventures V to an institutional capital investor for $110 million. HCP Ventures V owns a portfolio of 11 on-campus MOBs located in Texas acquired through a sale-leaseback transaction with Memorial Hermann in June 2015 (see Note 4).

At December 31, 2015, there were four million non-managing member units  (six million shares of HCP common stock are issuable upon conversion) outstanding in five DownREIT LLCs, in all of which the Company is the managing member. At December 31, 2015, the carrying and market values of the four million DownREIT units were $186 million and $229 million, respectively.

See Note 20 for the supplemental schedule of non-cash financing activities.

NOTE 14.    Segment Disclosures

The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the medical office segment, the Company invests through the acquisition and development of MOBs, which generally require a greater level of property management. Otherwise, the Company primarily invests, through the acquisition and development of real estate, in single tenant and operator properties and debt issued by tenants and operators in these sectors. The accounting policies of the segments are the same as those described under Summary of Significant Accounting Policies (see Note 2). There were no intersegment sales or transfers during the years ended December 31, 2015, 2014 and 2013. The Company evaluates performance based upon (i) property net operating income from continuing operations (“NOI”), (ii) adjusted NOI (cash NOI), and (iii) adjusted NOI plus interest income (“Portfolio Income”) of the combined investments in each segment.

Non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, accounts receivable, net, marketable equity securities, deferred financing costs and, if any, real estate held for sale. Interest expense, depreciation and amortization, and non-property specific revenues and expenses are not allocated to individual segments in evaluating the Company’s segment-level performance. See Note 23 for other information regarding concentrations of credit risk.

Summary information for the reportable segments follows (in thousands):

For the year ended December 31, 2015:

	Senior		Post-acute/		Life	Medical
Segments	Housing		Skilled Nursing		Science	Office	Hospital	Total
Rental revenues(1)	$519,102	(2)	$535,111	(2)	$342,984	$419,225	$88,380	$1,904,802
Resident fees and services	525,453		—		—	—	—	525,453
Operating expenses	(374,617)		(2,002)		(70,217)	(163,550)	(3,989)	(614,375)
NOI	669,938		533,109		272,767	255,675	84,391	1,815,880
Non-cash adjustments to NOI(3)	(16,127)	(2)	(78,738)	(2)	(10,128)	(5,025)	1,060	(108,958)
Adjusted (cash) NOI	653,811		454,371		262,639	250,650	85,451	1,706,922
Interest income	28,718		83,466		—	—	—	112,184
Portfolio Income	$682,529		$537,837		$262,639	$250,650	$85,451	1,819,106
Addback non-cash adjustments								108,958
Investment management fee income								1,873
Interest expense								(479,596)
Depreciation and amortization								(510,785)
General and administrative expenses								(96,022)
Acquisition and pursuit costs								(27,309)
Impairments								(1,403,853)
Gain on sales of real estate								6,377
Other income, net								14,404
Income tax benefit								9,011
Equity income in unconsolidated joint ventures								57,313
Impairment of investments in unconsolidated joint ventures								(45,895)
Net loss								$(546,418)

For the year ended December 31, 2014:

	Senior	Post-acute/	Life	Medical
Segments	Housing	Skilled Nursing	Science	Office	Hospital	Total
Rental revenues(1)	$621,114	$555,322	$314,114	$370,956	$86,508	$1,948,014
Resident fees and services	241,965	—	—	—	—	241,965
Operating expenses	(167,407)	(2,087)	(63,080)	(148,199)	(3,830)	(384,603)
NOI	695,672	553,235	251,034	222,757	82,678	1,805,376
Non-cash adjustments to NOI(3)	(78,197)	(69,141)	(10,075)	(1,406)	443	(158,376)
Adjusted (cash) NOI	617,475	484,094	240,959	221,351	83,121	1,647,000
Interest income	14,249	60,242	—	—	—	74,491
Portfolio Income	$631,724	$544,336	$240,959	$221,351	$83,121	1,721,491
Addback non-cash adjustments						158,376
Investment management fee income						1,809
Interest expense						(439,742)
Depreciation and amortization						(459,995)
General and administrative expenses						(82,175)
Acquisition and pursuit costs						(17,142)
Gain on sales of real estate						3,288
Other income, net						7,528
Income tax expense						(250)
Equity income in unconsolidated joint ventures						49,570
Impairment of investments in unconsolidated joint ventures						(35,913)
Total discontinued operations						29,746
Net income						$936,591

For the year ended December 31, 2013:

	Senior	Post-acute/	Life	Medical
Segments	Housing	Skilled Nursing	Science	Office	Hospital	Total
Rental revenues(1)	$602,506	$541,805	$296,879	$352,334	$72,060	$1,865,584
Resident fees and services	146,288	—	—	—	—	146,288
Operating expenses	(95,603)	(2,485)	(56,956)	(139,376)	(3,862)	(298,282)
NOI	653,191	539,320	239,923	212,958	68,198	1,713,590
Non-cash adjustments to NOI(3)	(58,699)	(71,812)	(11,448)	(2,147)	11,554	(132,552)
Adjusted (cash) NOI	594,492	467,508	228,475	210,811	79,752	1,581,038
Interest income	11,621	73,595	—	—	943	86,159
Portfolio Income	$606,113	$541,103	$228,475	$210,811	$80,695	1,667,197
Addback non-cash adjustments						132,552
Investment management fee income						1,847
Interest expense						(435,252)
Depreciation and amortization						(423,312)
General and administrative expenses						(103,042)
Acquisition and pursuit costs						(6,191)
Other income, net						18,216
Income tax expense						(5,815)
Equity income in unconsolidated joint ventures						64,433
Total discontinued operations						74,373
Net income						$985,006

(1)	Represents rental and related revenues, tenant recoveries, and income from DFLs.
(2)	See Note 6 for discussion of the Company’s HCRMC DFL investments
(3)	Represents straight-line rents, DFL accretion, amortization of market lease intangibles and lease termination fees.

The Company’s total assets by segment were (in thousands):

	December 31,
Segments	2015	2014
Senior housing	$9,812,142	$8,383,345
Post-acute/skilled nursing	5,162,947	6,875,122
Life science	4,267,373	4,154,789
Medical office	3,469,048	2,988,888
Hospital	622,820	640,253
Gross segment assets	23,334,330	23,042,397
Accumulated depreciation and amortization	(3,005,270)	(2,600,072)
Net segment assets	20,329,060	20,442,325
Other nonsegment assets	1,120,789	889,111
Total assets	$21,449,849	$21,331,436

At both December 31, 2015 and 2014, goodwill of $50 million was allocated to segment assets as follows: (i) senior housing—$31 million, (ii) post-acute/skilled nursing—$3 million, (iii) medical office—$11 million, and (iv) hospital—$5 million. The Company completed the required annual impairment test during the fourth quarter of 2015 and no impairment was recognized based on the results of the Company’s procedures.

NOTE 15.    Future Minimum Rents

Future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under non-cancelable operating leases as of December 31, 2015, are as follow (in thousands):

Year	Amount
2016	$1,140,375
2017	1,062,781
2018	989,886
2019	842,278
2020	695,268
Thereafter	3,601,248
$8,331,836

NOTE 16.    Compensation Plans

Stock Based Compensation

On May 11, 2006, the Company’s stockholders approved the 2006 Performance Incentive Plan, which was amended and restated in 2009 (“the 2006 Plan”). On May 1, 2014, the Company’s stockholders approved the 2014 Performance Incentive Plan (“the 2014 Plan”) (collectively, “the Plans”). Following the adoption of the 2014 Plan, no new awards will be issued under the 2006 Plan. The Plans provide for the granting of stock-based compensation, including stock options, restricted stock and restricted stock units to officers, employees and directors in connection with their employment with or services provided to the Company. The maximum number of shares reserved for awards under the 2014 Plan is 33 million shares; as of December 31, 2015, approximately 32.4 million of the reserved shares under the 2014 Plan are available for future awards, and approximately 21.6 million shares may be issued as restricted stock and restricted stock units.

Stock Options

Stock options are granted with an exercise price per share equal to the closing market price of the Company’s common stock on the grant date. Stock options generally vest ratably over a three- to five-year period and have a 10-year contractual term. Vesting of certain stock options may accelerate, as provided in the Plans or in the applicable award agreement, upon retirement, a change in control or other specified events. Upon the exercise, a participant is required to pay the exercise price of the stock options being exercised and the related tax withholding obligation.

A summary of the stock option activity during 2015 is presented in the following table (dollars and shares in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Under Options	Price	Term (Years)	Value
Outstanding as of January 1, 2015	2,587	$37.00	5.0	$19,581
Exercised	(823)	33.52
Cancelled	(2)	42.69
Forfeited	(24)	41.25
Outstanding as of December 31, 2015	1,738	38.58	4.4	4,521
Exercisable as of December 31, 2015	1,368	37.88	3.5	4,521

The following table summarizes additional information concerning outstanding and exercisable stock options at December 31, 2015 (shares in thousands):

				Currently Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Range of	Shares Under	Exercise	Contractual	Shares Under	Exercise
Exercise Price	Options	Price	Term (Years)	Options	Price
$23.34 - $25.52	166	$23.34	2.1	166	$23.34
27.11 - 28.35	156	28.35	2.8	156	28.35
31.95 - 46.92	1,416	41.72	4.8	1,046	41.60
	1,738	38.58		1,368	37.88

The following table summarizes additional information concerning unvested stock options at December 31, 2015 (shares in thousands):

		Weighted
	Shares	Average
	Under	Grant Date Fair
	Options	Value
Unvested at January 1, 2015	906	$4.85
Vested	(512)	5.06
Forfeited	(24)	4.58
Unvested at December 31, 2015	370	4.59

There were no grants of stock options for the fiscal year 2015. The weighted average fair value per share at the date of grant for stock options awarded during the years ended December 31, 2014 and 2013 was $3.80 and $5.89, respectively. The total vesting date intrinsic value (at vesting) of shares under stock options vested during the years ended December 31, 2015, 2014 and 2013 was $1 million, $7 million and $12 million, respectively. The total intrinsic value of vested shares under stock options at December 31, 2015 was $5 million.

Proceeds received from stock options exercised under the Plans for the years ended December 31, 2015, 2014 and 2013 were $28 million, $5 million and $18 million, respectively. The total intrinsic value (at exercise) of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $10 million, $3 million and $25 million, respectively.

The fair value of the stock options granted during the years ended December 31, 2014 and 2013 was determined on the grant date utilizing a Black-Scholes valuation model, incorporating the market assumptions described below. The risk-free rate is based on the U.S. Treasury yield curve effective at the grant date. The expected life (estimated period of time outstanding) of the stock options granted was determined using the historical exercise behavior of employees and turnover rates. For stock options granted in 2014 and 2013, the expected volatility was based on the average of the Company’s: (i) historical volatility of the adjusted closing prices of its common stock for a period equal to the stock option’s expected life, ending on the grant date, calculated on a weekly basis and (ii) the implied volatility of traded options on its common stock for a period equal to 30 days ending on the grant date. The following table summarizes the Company’s stock option valuation assumptions used with respect to stock options awarded in 2014 and 2013:

	2014	2013
Risk-free rate	1.34%	0.78%
Expected life (in years)	4.5	4.5
Expected volatility	22.9%	28.9%
Expected dividend yield	5.4%	5.8%

Restricted Stock and Performance Restricted Stock Units

Under the Plans, restricted stock and performance restricted stock units generally have a contractual life or vest over one- to five-year periods. The vesting of certain restricted stock and performance restricted stock units may accelerate, as provided in the Plans or in the applicable award agreement, upon retirement, a change in control or other specified events. When vested, each restricted stock and performance restricted stock unit is convertible into one share of common stock. The restricted stock units are valued on the grant date based on the closing market price of the Company’s common stock on that date. The performance restricted stock units are valued utilizing a lattice-binomial option-pricing model based on Monte Carlo simulations as described below. Generally, the Company recognizes the fair value of the awards over the applicable vesting period as compensation expense. Upon exercise or payment of restricted stock and performance restricted stock units, the participant is required to pay the related tax withholding obligation. Participants can generally elect to have the Company reduce the number of common stock shares delivered to pay the employee tax withholding obligation. The value of the shares withheld is dependent on the closing market price of the Company’s common stock on the trading date prior to the relevant transaction occurring. During 2015, 2014 and 2013, the Company withheld 200,000, 323,000 and 242,000 shares, respectively, to offset tax withholding obligations with respect to the restricted stock and performance restricted stock unit awards.

The following table summarizes additional information concerning restricted stock and performance restricted stock units at December 31, 2015 (units and shares in thousands):

		Weighted		Weighted
	Restricted	Average		Average
	Stock	Grant Date	Restricted	Grant Date
	Units	Fair Value	Shares	Fair Value
Unvested at January 1, 2015	900	$40.54	112	$38.69
Granted	402	48.56	—	—
Vested	(409)	44.79	(76)	37.26
Forfeited	(26)	43.74	—	—
Unvested at December 31, 2015	867	43.34	36	41.77

At December 31, 2015, the weighted average remaining vesting period of restricted stock and performance restricted stock units was one year. The total fair values (at vesting) of restricted stock and performance restricted stock units which vested for the years ended December 31, 2015, 2014 and 2013 were $21 million, $24 million and $22 million, respectively.

Long-Term Incentive Plan Units (“LTIP”)

2015

Pursuant to the 2014 Plan and effective February 2, 2015, certain officers were granted 128,762 performance based units with three-year and one-year performance periods (“2015 3-Year LTIP Awards” and “2015 1-Year LTIP Awards,” respectively, and collectively, “the Awards”). The Awards had a grant date fair value of $6.9 million (fair value of the awards per target share for the 2015 3-Year LTIP Awards and the 2015 1-Year LTIP Awards were $54.97 and $50.82, respectively). The fair value on the grant date was determined utilizing a lattice-binomial option-pricing model based on Monte Carlo simulations.  The Awards vest based upon the total shareholder return (“TSR”) of the Company’s common stock relative to the TSRs of each of the other companies in the FTSE NAREIT Equity Health Care Index (the “NAREIT Index”). TSR for the Awards is measured over the performance periods: January 1, 2015 through December 31, 2015 for the 2015 1-Year LTIP Awards and January 1, 2015 through December 31, 2017 for the 2015 3-Year LTIP Awards.

2014

Pursuant to the 2006 Plan and effective February 3, 2014, certain officers were granted 176,088 performance based units (“2014 3-Year LTIP Awards”). The 2014 3-Year LTIP Awards had a grant date fair value of $7.2 million (fair value of the awards per target share of $40.68) as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. Seventy percent of the 2014 3-Year LTIP Awards vest based upon the three-year TSR of the Company’s common stock relative to the TSRs of the MSCI US REIT Index (25% weight) and the NAREIT Index (75% weight). TSR for the 2014 3-Year LTIP Awards is measured over the performance period: January 1, 2014 through December 31, 2016. Thirty percent of the 2014 3-Year LTIP Awards vest based upon the Company’s Net Debt to Adjusted Pro Forma EBITDA over the performance period.

The following table summarizes the Company’s performance based restricted stock valuation assumptions used with respect to awards issued in 2015 and 2014:

	2015	2014
Expected volatility	17.94%	21.74%
Risk-free rate	0.33%	0.22%
Expected dividend yield	4.79%	5.61%

Compensation expense is charged to earnings on a straight-line basis over the performance period. Following the end of the respective performance period, each participant will be issued shares of the Company’s common stock equal to the number of units granted to the participant multiplied by a percentage, ranging from zero to 200%, based on the outcome of the performance metrics for the applicable performance period, as described above. The participants will also be entitled to dividend equivalents for shares issued, which dividend equivalents represent any dividends that would have been paid with respect to such issued shares after the grant date of the awards and prior to the date of settlement.

As the Company pays dividends on its outstanding common stock, holders of restricted stock awards are generally entitled to dividends on the underlying restricted shares, and holders of performance restricted stock units generally have the right to a cash payment equal to the dividends that would be paid on a number of shares of Company common stock equal to the number of outstanding units subject to the award.

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

Total share-based compensation expense recognized during the years ended December 31, 2015, 2014 and 2013 was $26 million, $22 million and $40 million, respectively; included in 2013 is a $27 million charge recognized in general and administrative expenses resulting from the termination of the Company’s former chief executive officer (“CEO”) that was comprised of: (i) the acceleration of $17 million of deferred compensation for restricted stock units and stock options that vested upon termination; and (ii) severance payments and other costs of approximately $10 million; these vestings and severance payments were in accordance with the terms of the former CEO’s employment agreement. As of December 31, 2015, there was $19 million of deferred compensation cost associated with future employee services, related to unvested share-based compensation arrangements granted under the Company’s incentive plans, which is expected to be recognized over a weighted average period of three years.

Employee Benefit Plan

The Company maintains a 401(k) and profit sharing plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Code. The Company provides a matching contribution of up to 4% of each participant’s eligible compensation. During the years ended December 31, 2015, 2014 and 2013, the Company’s matching contributions were approximately $1 million for each of the years then ended.

NOTE 17.    Impairments

HCRMC

During the three months ended December 31, 2015, the Company recorded an allowance for credit losses and impairment charge of $817 million related to its HCRMC DFL investments.  The allowance for credit losses reduced the net carrying value of the HCRMC DFL investments from $6.0 billion to $5.2 billion, and was determined as the present value of expected future (i) in-place lease payments under the HCRMC Amended Master Lease and (ii) estimated market rate lease payments, each discounted at the original HCRMC DFL investments’ effective lease rate. Impairments related to an allowance for credit losses are included in impairments, net.

The market rate lease payments were based on an income approach utilizing a discounted cash flow valuation model. The significant inputs to this valuation model included forecasted EBITDAR (defined as earnings before interest, taxes, depreciation and amortization, and rent), rent coverage ratios and real estate capitalization rates and are summarized as follows (dollars in thousands):

Post-acute/
	Senior Housing	Skilled nursing
Description of Input(s) to the Valuation	DFL Valuation Inputs	DFL Valuation Inputs
Range of EBITDAR	$75,000-$85,000	$385,000-$435,000
Range of rent coverage ratio	1.05x-1.15x	1.25x-1.35x
Range of real estate capitalization rate	6.25%-7.25%	7.50%-8.50%

In determining which technique would be utilized to estimate fair value for the multiple elements of this valuation, the Company also considered the market approach, obtaining published investor survey and sales transaction data, where available. Investor survey and sales transaction data reviewed for similar transactions in similar marketplaces, included, but were not limited to, sales price per unit/bed, rent coverage ratios, revenue and operating expense growth rates, rent per unit/bed per month and real estate capitalization rates. The information obtained was consistent with the inputs and assumptions utilized by the selected income approach that was applied to this valuation.

As of December 31, 2015, the Company concluded that its equity investment in HCRMC was other-than-temporarily impaired and recorded an impairment charge of $19 million, reducing its carrying value to zero (see Notes 6 and 8).

As of September 30, 2015, the Company concluded that its equity investment in HCRMC was other-than-temporarily impaired and recorded an impairment charge of $27 million. The impairment charge reduced the carrying amount of the Company’s equity investment in HCRMC from $48 million to its fair value of $21 million. The impairment determination primarily resulted from the Company’s review of HCRMC operating results and market and industry data which, among other factors, showed a declining trend in admissions from hospitals and continuing trends in mix and length of stay driven by Medicare Advantage and other Managed Care plans.

The fair value of the Company’s equity investment in HCRMC was based on a discounted cash flow valuation model and inputs were considered to be Level 3 measurements within the fair value hierarchy. Inputs to this valuation model included earnings multiples, discount rate, industry growth rates of revenue, operating expenses and facility occupancy, some of which influence the Company’s expectation of future cash flows from its equity investment in HCRMC and, accordingly, the fair value of its investment.

The following is a summary of the quantitative information about fair value measurements for the impairment related to the Company’s equity ownership interest in HCRMC using a discounted cash flow valuation model:

Description of Input(s) to the Valuation	Valuation Inputs
Range of revenue growth rates(1)	(1.8%)-3.0%
Range of occupancy growth rates(1)	(0.8%)-0.2%
Range of operating expense growth rates(1)	(1.1%)-3.1%
Discount rate	15.20%
Range of earnings multiples	6.0x-7.0x

(1)	For growth rates, the value ranges provided represent the highest and lowest input utilized in the valuation model for any forecasted period.

In March 2015, the Company recorded an impairment charge of $478 million related to its HCRMC DFL investments (see Note 6).

During the year ended December 31, 2014, the Company concluded that its equity investment in HCRMC was other-than-temporarily impaired and recorded an impairment charge of $36 million. The impairment charge reduced the carrying amount of the Company’s equity investment in HCRMC from $75 million to its fair value of $39 million. The impairment determination primarily resulted from the Company’s review of HCRMC’s preliminary base financial forecast for 2015, received in December 2014, together with HCRMC’s year-to-date operating results through November 2014. The preliminary base financial forecast and operating results primarily reflected a continued shift in patient payor sources from Medicare to Medicare Advantage, which negatively impacts reimbursement rates and length of stay for HCRMC’s skilled nursing segment. The fair value of the Company’s equity investment was based on an income approach utilizing a discounted cash flow valuation model, and inputs were considered to be Level 3 measurements within the fair value hierarchy. Inputs to this valuation model included earnings multiples, discount rate, industry growth rates of revenue, operating expenses and facility occupancy, some of which influence the Company’s expectation of future cash flows from its equity investment in HCRMC and, accordingly, the fair value of its investment.

The following is a summary of the quantitative information about fair value measurements for the impairment related to the Company’s equity ownership interest in HCRMC using a discounted cash flow valuation model:

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

In determining the fair value of our interest in HCRMC, the Company applied the above valuation inputs, which resulted in a range of fair values of its equity investment in HCRMC of $35 million to $44 million based on the range of earnings multiples. The Company elected to use the mid-point of the valuation results and recorded an impairment to reduce the carrying value of its equity investment in HCRMC to $39.5 million.

Other

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

NOTE 18.    Income Taxes

The Company has elected to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 1985. The Company has also elected for certain of its subsidiaries to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”) which are subject to federal and state income taxes. All entities other than the TRS entities are collectively referred to as the “REIT” within this Note 18. Certain REIT entities are also subject to state, local and foreign income taxes.

The TRS entities subject to tax reported losses before income taxes of $22 million and $2 million for the years ended December 31, 2015 and 2014, respectively, and income before income taxes of $10 million for the year ended December 31, 2013. The REIT’s losses before income taxes from the U.K. were $15 million and $4 million for the years ended December 31, 2015, and 2014, respectively.

The total income tax (benefit) expense from continuing operations consists of the following components (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current
Federal	$4,948	$1,833	$130
State	2,784	2,773	2,195
Foreign	828	223	—
Total current	$8,560	$4,829	$2,325

Deferred
Federal	$(11,317)	$(3,278)	$3,045
State	(1,382)	(347)	445
Foreign	(4,872)	(954)	—
Total deferred	$(17,571)	$(4,579)	$3,490

Total income tax (benefit) expense	$(9,011)	$250	$5,815

The Company’s income tax expense from discontinued operations was insignificant for the years ended December 31, 2014 and 2013.

The following table reconciles the income tax expense at statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2015	2014	2013
Tax (benefit) expense at U.S. federal statutory income tax rate on income or loss subject to tax	$(12,630)	$(2,131)	$3,582
State income tax expense, net of federal tax	93	764	928
Gross receipts and margin taxes	1,480	1,699	1,553
Foreign rate differential	2,269	554	—
Effect of permanent differences	(298)	(196)	(221)
Return to provision adjustments	(368)	(528)	(27)
Increase in valuation allowance	443	88	—
Total income tax (benefit) expense	$(9,011)	$250	$5,815

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014	2013
Investments and property, primarily differences in investment basis, depreciation and amortization, the basis of land assets, and the treatment of interest and certain costs	$19,862	$3,418	$707
Net operating loss carryforward	3,703	484	749
Expense accruals and other	(753)	462	(4)
Valuation allowance	(531)	(88)	—
Net deferred tax assets	$22,281	$4,276	$1,452

Deferred tax assets and liabilities are included in other assets, net and accounts payable and accrued liabilities.

At December 31, 2015 the Company had a net operating loss (“NOL”) carryforward of $10 million related to the TRS entities. These amounts can be used to offset future taxable income, if any. The NOL carryforwards begin to expire in 2033 with respect to the TRS entities.

The Company records a valuation allowance against deferred tax assets in certain jurisdictions when it cannot sustain a conclusion that it is more likely than not that it can realize the deferred tax assets during the periods in which these temporary differences become deductible. The deferred tax asset valuation allowance is adequate to reduce the total deferred tax assets to an amount that the Company estimates will “more-likely-than-not” be realized.

The Company files numerous U.S. federal, state and local income and franchise tax returns. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local tax examinations by taxing authorities for years prior to 2012.

For each of the years ended December 31, 2015 and 2014, the tax basis of the Company’s net assets is less than the reported amounts by $6.5 billion. The difference between the reported amounts and the tax basis is primarily related to the Slough Estates USA, Inc. (“SEUSA”) and HCRMC acquisitions, which occurred in 2007 and 2011, respectively. Both SEUSA and HCRMC were corporations subject to federal and state income taxes. As a result of these acquisitions, the Company succeeded to the tax attributes of SEUSA and HCRMC, including the tax basis in the acquired companies’ assets and liabilities. The Company generally will be subject to a federal corporate-level tax on any taxable disposition of HCRMC pre-acquisition assets that occur within five years after its April 7, 2011 acquisition.

The corporate-level tax associated with the disposition of assets acquired in connection with the HCRMC acquisition would be assessed only to the extent of the built-in gain that existed on the date of the acquisition, based on the fair market value of the assets on April 7, 2011. The Company has not and does not expect to dispose of any assets that would result in the imposition of a material tax liability. As a result, the Company has not recorded a deferred tax liability associated with this corporate-level tax. Gains from asset dispositions occurring more than five years after the acquisition will not be subject to a federal corporate-level tax. However, gains from asset dispositions occurring within ten years after the SEUSA and HCRMC acquisitions may be subject to corporate-level tax in some states. From time to time, the Company may dispose of SEUSA or HCRMC assets before the applicable built-in gain holding period if it is able to effect a tax deferred exchange.

In connection with the HCRMC acquisition, the Company assumed unrecognized tax benefits of $2 million. For each of the years ended December 31, 2014 and 2013, the Company had a decrease in unrecognized tax benefits of $1 million. There were no unrecognized tax benefits balances at December 31, 2015 and 2014.

A reconciliation of the Company’s beginning and ending unrecognized tax benefits follows (in thousands):

Amount
Balance at January 1, 2013	$1,977
Reductions based on prior years’ tax positions	(890)
Additions based on 2013 tax positions	—
Balance at December 31, 2013	1,087
Reductions based on prior years’ tax positions	(1,087)
Additions based on 2014 tax positions	—
Balance at December 31, 2014	$—

During the year ended December 31, 2014, the Company reversed the entire balance of the interest expense associated with the unrecognized tax benefits assumed in connection with the acquisition of HCRMC. The amount reversed was insignificant and it was due to the lapse in the statute of limitations. For the year ended December 31, 2013, the Company recorded insignificant net increases to interest expense associated with the unrecognized tax benefits.

NOTE 19.    Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator
(Loss) income from continuing operations	$(546,418)	$906,845	$910,633
Noncontrolling interests’ share in continuing operations	(12,817)	(13,181)	(14,110)
(Loss) income from continuing operations applicable to HCP, Inc.	(559,235)	893,664	896,523
Participating securities’ share in continuing operations	(1,317)	(2,437)	(1,734)
(Loss) income from continuing operations applicable to common shares	(560,552)	891,227	894,789
Discontinued operations	—	29,746	74,373
Noncontrolling interests’ share in discontinued operations	—	(1,177)	(59)
Net (loss) income applicable to common shares	$(560,552)	$919,796	$969,103
Denominator
Basic weighted average common shares	462,795	458,425	455,002
Dilutive potential common shares	—	371	700
Diluted weighted average common shares	462,795	458,796	455,702
Basic earnings per common share
(Loss) income from continuing operations	$(1.21)	$1.94	$1.97
Discontinued operations	—	0.07	0.16
Net (loss) income applicable to common stockholders	$(1.21)	$2.01	$2.13
Diluted earnings per common share
(Loss) income from continuing operations	$(1.21)	$1.94	$1.97
Discontinued operations	—	0.06	0.16
Net (loss) income applicable to common shares	$(1.21)	$2.00	$2.13

Restricted stock and certain performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying share-based award does not vest, and require the use of the two-class method when computing basic and diluted earnings per share.

For the year ended December 31, 2015, the Company generated a net loss. The weighted-average basic shares outstanding was used in calculating diluted loss per share from continuing operations, as using diluted shares would be anti-dilutive to loss per share. Options to purchase approximately 1.4 million and 800,000 shares of common stock that had exercise prices in excess of the average market price of the common stock during the years ended December 31, 2014 and 2013, respectively, were not included because they are anti-dilutive. Additionally, six million shares issuable upon conversion of four million DownREIT units during the years ended December 31, 2014 and 2013 were not included because they are anti-dilutive.

NOTE 20.    Supplemental Cash Flow Information

Supplemental cash flow information follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Supplemental cash flow information:
Interest paid, net of capitalized interest	$451,615	$410,286	$412,011
Income taxes paid	6,959	5,071	114
Capitalized interest	8,798	10,314	13,494
Supplemental disclosure of non-cash investing activities:
Accrued construction costs	52,511	37,178	15,187
Settlement of loans receivable as consideration for real estate acquisition	299,297	—	—
Loan originated in connection with Brookdale Transaction	—	67,640	—
Real estate contributed to CCRC JV	—	91,603	—
Fair value of real estate acquired in exchange for sale of real estate	—	32,000	15,204
Tenant funded tenant improvements owned by HCP	28,850	21,863	—
Reclassification of the in-place leases from real estate to DFLs	—	—	123,891
Supplemental disclosure of non-cash financing activities:
Vesting of restricted stock units	409	614	471
Cancellation of restricted stock	—	1	20
Conversion of non-managing member units into common stock	2,979	473	3,583
Noncontrolling interest and other liabilities, net assumed in connection with the RIDEA III acquisition	61,219	—	—
Noncontrolling interest issued in connection with Brookdale Transaction	—	46,751	—
Noncontrolling interests issued in connection with real estate and other acquisitions	10,971	6,321	—
Noncontrolling interest assumed in connection with real estate disposition	—	1,671	—
Mortgages and other liabilities assumed with real estate acquisitions	23,218	37,149	12,767
Foreign currency translation adjustment	(8,738)	(9,967)	47
Unrealized gains on available-for-sale securities and derivatives designated as cash flow hedges, net	1,889	2,271	7,790

See discussions related to the Brookdale Transaction discussed in Note 3.

NOTE 21.    Variable Interest Entities

Unconsolidated Variable Interest Entities

At December 31, 2015, the Company had investments in: (i) three unconsolidated VIE joint ventures; (ii) 366 properties leased to VIE tenants; and (iii) marketable debt securities of two VIE borrowers. The Company has determined that it is not the primary beneficiary of these VIEs. The Company does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (CCRC OpCo, HCRMC OpCo and Vintage Park discussed below), the Company has no formal involvement in these VIEs beyond its investments.

The Company leased 318 properties to, and has an equity ownership investment in, HCRMC that has been identified as a VIE upon a reconsideration event in the fourth quarter of 2015. HCRMC has experienced continued operational declines and is a “thinly capitalized” entity that relies on the operating cash flows generated from its senior housing and post-acute facilities to fund operating expenses, including the rent obligations under the Amended Master Lease (see Notes  6,  8 and 17).

The Company leases 48 properties to a total of seven tenants that have been identified as VIEs (“VIE tenants”).These VIE tenants are “thinly capitalized” entities that rely on the operating cash flows generated from the senior housing facilities to pay operating expenses, including the rent obligations under their leases.

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

The Company holds Four Seasons Notes (see Note 10) and a portion of Four Season’s senior secured term loan (see Note 7). In the second quarter of 2015, upon the occurrence of a reconsideration event, it was determined that the issuer of the Four Seasons Notes was a VIE because the entity was “thinly capitalized” (see Note 17).

The Company holds commercial mortgage-backed securities (“CMBS”) issued by Federal Home Loan Mortgage Corporation (“Freddie MAC”) through a special purpose entity that has been identified as a VIE because it is “thinly capitalized.” The CMBS issued by the VIE are backed by mortgage debt obligations on real estate assets.

The classification of the related assets and liabilities and their maximum loss exposure as a result of the Company’s involvement with these VIEs at December 31, 2015 are presented below (in thousands):

	Maximum Loss		Carrying
VIE Type	Exposure(1)	Asset/Liability Type	Amount
HCRMC	$5,154,315	Net investment in DFLs and investments in unconsolidated joint ventures	$5,154,315
VIE tenants—DFLs	599,652	Net investment in DFLs	599,652
VIE tenants—operating leases	10,727	Lease intangibles, net and straight-line rent receivables	10,727
CCRC OpCo	232,404	Investments in unconsolidated joint ventures	232,404
Vintage Park	8,729	Investments in unconsolidated joint ventures	8,729
Four Seasons	127,435	Loans and marketable debt securities	127,435
CMBS	17,930	Marketable debt securities	17,930

(1)

The Company’s maximum loss exposure related to VIE tenants, CCRC OpCo, Vintage Park, and loans and marketable debt securities to VIE borrowers represents the aggregate carrying amount of such investments (including accrued interest). The Company’s maximum loss exposure may be mitigated by re-leasing the underlying properties to new tenants upon an event of default.

As of December 31, 2015, the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls). See Notes 3, 6, 7, 8, 10 and 12 for additional descriptions of the nature, purpose and operating activities of the Company’s unconsolidated VIEs and interests therein.

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

NOTE 22.    Fair Value Measurements

The following table illustrates the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2015 in the consolidated balance sheets (in thousands):

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$39	$39	$—	$—
Interest-rate swap asset(1)	196	—	196	—
Interest-rate swap liabilities(1)	6,251	—	6,251	—
Currency swap assets(1)	1,551	—	1,551	—
Warrants(1)	55	—	—	55

(1)	Interest rate and currency swaps, as well as common stock warrant fair values, are determined based on observable and unobservable market assumptions utilizing standardized derivative pricing models.

Recognized gains and losses are recorded in other income, net on the Company’s consolidated statements of operations. In September 2015, the Company exercised $2 million of warrants classified as Level 3 within the fair value hierarchy in exchange for marketable equity securities classified as Level 1. During the year ended December 31, 2015, there were no other transfers of financial assets or liabilities within the fair value hierarchy.

Disclosures About Fair Value of Financial Instruments

Cash and cash equivalents, restricted cash, accounts receivable, net, and accounts payable and accrued liabilities. The carrying values are reasonable estimates of fair value because of the short-term maturities of these instruments.

Loans receivable, net and mortgage debt. The fair values are based on discounting future cash flows utilizing current market rates for loans and debt of the same type and remaining maturity.

Marketable debt securities. The fair value is based on quoted prices from inactive markets.

Marketable equity securities and senior unsecured notes. The fair values are based on quoted prices in active markets.

Warrants. The fair value is based on significant unobservable market inputs utilizing standardized derivative pricing models.

Bank line of credit, term loans and other debt. The carrying values are a reasonable estimate of fair value because the borrowings are primarily based on market interest rates and the Company’s current credit ratings.

Interest-rate swaps. The fair value is based on observable inputs utilizing standardized pricing models that consider forward yield curves and discount rates which are observable in active and inactive markets.

Currency swaps. The fair value is based on observable inputs utilizing standardized pricing models that consider the future value of the currency exchange rates, comprised of current spot and traded forward points, and calculating a present value of the net amount using discount rates based on observable traded interest rates.

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	December 31,
	2015		2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Loans receivable, net(2)	$768,743	$770,052	$906,961	$898,522
Marketable debt securities(2)	102,958	102,958	231,442	252,125
Marketable equity securities(1)	39	39	43	43
Warrants(3)	55	55	2,220	2,220
Bank line of credit(2)	397,432	397,432	838,516	838,516
Term loans(2)	524,807	524,807	212,986	212,986
Senior unsecured notes(1)	9,120,107	9,390,668	7,589,960	8,187,458
Mortgage debt(2)	932,212	963,786	982,785	1,025,091
Other debt(2)	94,445	94,445	97,022	97,022
Interest-rate swap asset(2)	196	196	178	178
Interest-rate swap liabilities(2)	6,251	6,251	7,663	7,663
Currency swap assets(2)	1,551	1,551	929	929

(1)	Level 1: Fair value calculated based on quoted prices in active markets.
(2)

Level 2: Fair value based on quoted prices for similar or identical instruments in active or inactive markets, respectively, or calculated utilizing standardized pricing models in which significant inputs or value drivers are observable in active markets.

(3)	Level 3: Fair value determined based on significant unobservable market inputs using standardized derivative pricing models.

NOTE 23.    Concentration of Credit Risk

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

The following table provides information regarding the Company’s concentrations with respect to certain tenants and operators; the information provided is presented for the gross assets and revenues that are associated with certain tenants and operators as percentages of their respective segment’s and total Company’s gross assets and revenues:

	Percentage of		Percentage of
	Senior Housing Gross Assets		Senior Housing Revenues
	December 31,		Year Ended December 31,
Operators	2015	2014	2015	2014	2013
Brookdale(1)	28	36	23	37	46
HCRMC	12	11	7	8	10

	Percentage of Post-Acute/		Percentage of Post-Acute/
	Skilled Nursing Gross Assets		Skilled Nursing Revenues
	December 31,		Year Ended December 31,
Operators	2015	2014	2015	2014	2013
HCRMC	64	82	80	85	83

	Percentage of Total		Percentage of
	Company Gross Assets		Total Company Revenues
	December 31,		Year Ended December 31,
Operators	2015	2014	2015	2014	2013
HCRMC	23	31	23	26	28
Brookdale (1)	12	13	10	14	17

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

For discussions of significant HCRMC updates and performance during 2015, see Notes 6, 8 and 17.

As of December 31, 2015, Brookdale provided comprehensive facility management and accounting services with respect to 108 of the Company’s senior housing facilities and 15 CCRCs owned by the CCRC JV, for which the Company or joint venture pay annual management fees pursuant to long-term management agreements. Most of the management agreements have terms ranging from 10 to 15 years, with three to four 5-year renewals. The base management fees are 4.5% to 5.0% of gross revenues (as defined) generated by the RIDEA facilities. In addition, there are incentive management fees payable to Brookdale if operating results of the RIDEA properties exceed pre-established EBITDAR (as defined) thresholds.

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

At December 31, 2015 and 2014, the Company’s gross real estate assets in the state of California represented approximately 24% and 23% of the Company’s total gross assets, respectively. At December 31, 2015 and 2014, the Company’s gross real estate assets in the state of Texas represented approximately 11% and 13% of the Company’s total gross assets, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company’s revenues derived from properties located in the states of California represented approximately 22%,  23% and 21% of the Company’s total revenues, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company’s revenues derived from properties located in the state of Texas represented approximately 13%,  12% and 11% of the Company’s total revenues, respectively.

NOTE 24.    Derivative Financial Instruments

The following table summarizes the Company’s outstanding interest-rate and foreign currency swap contracts as of December 31, 2015 (dollars and GBP in thousands):

			Fixed
		Hedge	Rate/Buy		Notional/Sell
Date Entered	Maturity Date	Designation	Amount	Floating/Exchange Rate Index	Amount	Fair Value (1)
Interest rate:
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(5,430)
November 2008(3)	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	$25,100	(761)
July 2012(4)	June 2016	Cash Flow	1.81%	1 Month GBP LIBOR+1.20%	£137,000	(60)
January 2015(4)	October 2017	Cash Flow	1.79%	1 Month GBP LIBOR+0.975%	£220,000	196
Foreign currency:
July 2012(5)	June 2016	N/A	$11,400	Buy USD/Sell GBP	£7,200	685
January 2015(6)	October 2017	Cash Flow	$35,100	Buy USD/Sell GBP	£23,200	866

(1)	Derivative assets are recorded in other assets, net and derivative liabilities are recorded in accounts payable and accrued liabilities on the consolidated balance sheets.
(2)	Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.
(3)	Represents an interest-rate swap contract, that hedges the fluctuation in interest payments on variable-rate secured debt due to overall changes in hedged cash flows
(4)	Hedges fluctuations in interest payments on variable-rate unsecured debt due to fluctuations in the underlying benchmark interest rate.
(5)

Currency swap contract (buy USD/sell GBP) hedges the foreign currency exchange risk related to a portion of the Company’s forecasted interest receipts on GBP denominated senior unsecured notes. Represents a currency swap to sell £7.2 million at a rate of 1.5695 in June 2016.

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

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of a derivative instrument due to adverse changes in market prices. Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative contracts, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At December 31, 2015, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

As of December 31, 2015, the Company designated £268 million of its GBP-denominated borrowings under the Facility and 2012 term loan as a hedge of a portion of the Company’s net investments in GBP-functional subsidiaries to mitigate its exposure to fluctuations in the GBP to USD exchange rate. For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to USD exchange rate of the instrument is recorded as part of the cumulative translation adjustment component of accumulated other comprehensive income (loss). Accordingly, the remeasurement value of the designated £268 million GBP-denominated borrowings due to fluctuations in the GBP to USD exchange rate are reported in accumulated other comprehensive income (loss) as the hedging relationship is considered to be effective. The cumulative balance of the remeasurement value will be reclassified to earnings when the hedged investment is sold or substantially liquidated.

In December 2010, the Company assumed a cash flow hedge as part of a real estate acquisition. During the years ended December 31, 2015 and 2014, the Company determined a portion of the hedge was ineffective and reclassified $500,000 and $2 million, respectively, of unrealized gains related to this interest-rate swap contract into other income, net.

On July 27, 2012, the Company entered into a foreign currency swap contract to hedge the foreign currency exchange risk related to a portion of the forecasted interest receipts from its GBP denominated Four Seasons Notes (see Note 10). The cash flow hedge has a fixed USD/GBP exchange rate of 1.5695 (buy $11 million and sell £7 million semi-annually) for a portion of its forecasted semi-annual interest receipts denominated in GBP. The foreign currency swap contract matures in June 2016 (the end of the non-call period of the Four Seasons Notes). In September 2015, the Company ceased hedge accounting on this foreign currency swap contract and reclassified $0.5 million from accumulated other comprehensive income (loss) to other income, net, and all future changes in fair value of the foreign currency swap contract will be recognized in earnings.  The fair value of the contract at December 31, 2015 was $0.7 million and is included in other assets, net.

On July 27, 2012, the Company entered into an interest-rate swap contract that is designated as hedging the interest payments on its GBP denominated 2012 Term Loan due to fluctuations in the underlying benchmark interest rate (see Note 11). The cash flow hedge has a notional amount of £137 million and expires in June 2016.

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

For the year ended December 31, 2015, the Company earned reduced interest income of $0.1 million and recognized additional interest expense of $4 million, resulting from its cash flow hedging relationships. At December 31, 2015, the Company expects that the hedged forecasted transactions for each of the outstanding qualifying cash flow hedging relationships remain probable of occurring, and as a result, no gains or losses recorded to accumulated other comprehensive income (loss) are expected to be reclassified to earnings. During year ended December 31, 2015, there were no ineffective portions related to outstanding hedges, other than those discussed above.

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

		Effects of Change in Interest and
		Foreign Currency Rates
		+50 Basis	−50 Basis	+100 Basis	−100 Basis
Date Entered	Maturity Date	Points	Points	Points	Points
Interest rates:
July 2005	July 2020	$1,034	$(933)	$2,017	$(1,916)
November 2008	October 2016	102	(96)	201	(195)
July 2012	June 2016	469	(452)	937	(906)
January 2015	October 2017	2,982	(2,916)	5,931	(5,866)
Foreign currency:
July 2012	June 2016	(44)	63	(97)	116
January 2015	October 2017	(95)	246	(265)	417

NOTE 25.    Selected Quarterly Financial Data (Unaudited)

Selected quarterly information for the years ended December 31, 2015 and 2014 is as follows (in thousands, except per share amounts):

	Three Months Ended During 2015
	March 31	June 30	September 30	December 31
Total revenues	$610,791	$607,532	$657,953	$668,036
(Loss) income before income taxes and equity income from and impairments of investments in unconsolidated joint ventures	(251,181)	151,184	134,894	(601,744)
Net (loss) income	(237,503)	167,748	117,954	(594,617)
Net (loss) income applicable to HCP, Inc.	(240,614)	164,885	115,362	(598,868)
Dividends paid per common share	0.565	0.565	0.565	0.565
Basic earnings per common share	(0.52)	0.36	0.25	(1.29)
Diluted earnings per common share	(0.52)	0.36	0.25	(1.29)

	Three Months Ended During 2014
	March 31	June 30	September 30	December 31
Total revenues	$529,992	$536,121	$596,638	$603,528
Income before income taxes and equity income from and impairments of investments in unconsolidated joint ventures	220,795	208,926	240,946	222,771
Total discontinued operations	29,746	—	—	—
Net income	263,623	222,279	251,059	199,630
Net income applicable to HCP, Inc.	259,111	218,885	247,654	196,583
Dividends paid per common share	0.545	0.545	0.545	0.545
Basic earnings per common share	0.56	0.48	0.54	0.43
Diluted earnings per common share	0.56	0.48	0.54	0.43

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective, as of December 31, 2015, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2015 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of HCP, Inc.

Irvine, California

We have audited the internal control over financial reporting of HCP, Inc. and subsidiaries (the ‘‘Company’’) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015, of the Company and our report dated February 9, 2016 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 9, 2016

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

We hereby incorporate by reference the information appearing under the captions “Proposal No. 1 Election of Directors,” “Our Executive Officers,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement relating to its 2016 Annual Meeting of Stockholders to be held on April 28, 2016.

ITEM 11.   Executive Compensation

We hereby incorporate by reference the information under the caption “Executive Compensation” in the Registrant’s definitive proxy statement relating to its 2016 Annual Meeting of Stockholders to be held on April 28, 2016.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information under the captions “Security Ownership of Principal Stockholders, Directors and Management” and “Equity Compensation Plan Information” in the Registrant’s definitive proxy statement relating to its 2016 Annual Meeting of Stockholders to be held on April 28, 2016.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

We hereby incorporate by reference the information under the caption “Board of Directors and Corporate Governance” in the Registrant’s definitive proxy statement relating to its 2016 Annual Meeting of Stockholders to be held on April 28, 2016.

ITEM 14.    Principal Accounting Fees and Services

We hereby incorporate by reference under the caption “Audit and Non-Audit Fees” in the Registrant’s definitive proxy statement relating to its 2016 Annual Meeting of Stockholders to be held on April 28, 2016.

PART IV

ITEM 15.   Exhibits, Financial Statement Schedules

(a) 1.  Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts

Allowance Accounts(1)		Additions		Deductions
		Amounts
	Balance at	Charged		Uncollectible
Year Ended	Beginning of	Against	Acquired	Accounts	Disposed	Balance at
December 31,	Year	Operations, net	Properties	Written-off	Properties	End of Year
2015	$51,377	$820,097	$—	$(17,209)	$(316)	$853,949
2014	49,169	5,413	—	(2,512)	(693)	51,377
2013	48,599	2,633	—	(2,063)	—	49,169

(1)	Includes allowance for doubtful accounts, straight-line rent reserves, and allowances for loan and direct financing lease losses.

Schedule III: Real Estate and Accumulated Depreciation

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2015				Year	Latest Income
			Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		State	December 31, 2015	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
Senior housing
1107	Huntsville	AL	$—	$307	$5,813	$—	$307	$5,453	$5,760	$(1,261)	2006	40
2366	Little Rock	AR	—	1,922	14,140	1,762	2,046	15,284	17,330	(3,521)	2006	45
0786	Douglas	AZ	—	110	703	—	110	703	813	(325)	2005	35
2384	Prescott	AZ	—	1,276	8,660	1,423	1,276	10,083	11,359	(1,102)	2012	45
1974	Sun City	AZ	26,445	2,640	33,223	2,021	2,640	34,716	37,356	(6,035)	2011	30
0518	Tucson	AZ	—	2,350	24,037	—	2,350	24,037	26,387	(9,815)	2002	30
1238	Beverly Hills	CA	—	9,872	32,590	4,194	9,872	36,059	45,931	(8,777)	2006	40
2362	Camarillo	CA	—	5,798	19,427	730	5,822	19,357	25,179	(4,654)	2006	45
2352	Carlsbad	CA	—	7,897	14,255	1,442	7,897	14,906	22,803	(3,370)	2006	45
0883	Carmichael	CA	—	4,270	13,846	—	4,270	13,236	17,506	(3,006)	2006	40
2204	Chino Hills	CA	—	3,720	41,183	—	3,720	41,183	44,903	(2,179)	2014	35
0851	Citrus Heights	CA	—	1,180	8,367	—	1,180	8,037	9,217	(2,566)	2006	29
2092	Clearlake	CA	—	354	4,799	237	354	5,036	5,390	(486)	2012	45
0790	Concord	CA	25,000	6,010	39,601	—	6,010	38,301	44,311	(9,960)	2005	40
2399	Corona	CA	—	2,637	10,134	184	2,637	10,318	12,955	(1,029)	2012	45
0787	Dana Point	CA	—	1,960	15,946	—	1,960	15,466	17,426	(4,027)	2005	39
2364	Elk Grove	CA	—	2,235	6,339	763	2,235	6,949	9,184	(1,580)	2006	45
0798	Escondido	CA	14,340	5,090	24,253	—	5,090	23,353	28,443	(6,082)	2005	40
2054	Fortuna	CA	—	818	3,295	11	818	3,306	4,124	(1,096)	2012	50
2079	Fortuna	CA	—	1,346	11,856	44	1,346	11,900	13,246	(2,854)	2012	45
0791	Fremont	CA	8,402	2,360	11,672	—	2,360	11,192	13,552	(2,915)	2005	40
1965	Fresno	CA	18,345	1,730	31,918	1,713	1,730	33,202	34,932	(5,645)	2011	30
0788	Granada Hills	CA	—	2,200	18,257	—	2,200	17,637	19,837	(4,593)	2005	39
0856	Irvine	CA	—	8,220	14,104	—	8,220	13,564	21,784	(2,838)	2006	45
0227	Lodi	CA	8,532	732	5,453	—	732	5,453	6,185	(2,696)	1997	35
0226	Murietta	CA	5,732	435	5,729	—	435	5,729	6,164	(2,765)	1997	35
1165	Northridge	CA	—	6,718	26,309	2,117	6,752	27,583	34,335	(6,259)	2006	40
1561	Orangevale	CA	—	2,160	8,522	1,144	2,160	9,146	11,306	(2,358)	2008	40
1168	Palm Springs	CA	—	1,005	5,183	496	1,005	5,315	6,320	(1,308)	2006	40
0789	Pleasant Hill	CA	6,270	2,480	21,333	—	2,480	20,633	23,113	(5,373)	2005	40
2369	Rancho Mirage	CA	—	1,798	24,053	667	1,811	23,792	25,603	(5,586)	2006	45
2128	Red Bluff	CA	—	—	—	279	—	279	279	(7)	2012	45
2205	Roseville	CA	—	3,844	33,527	—	3,844	33,527	37,371	(1,740)	2014	35
2380	Roseville	CA	—	692	21,662	102	692	21,764	22,456	(1,791)	2012	45
2353	San Diego	CA	—	6,384	32,072	1,348	6,384	32,317	38,701	(7,402)	2006	45
1007	San Dimas	CA	—	5,628	31,374	1,398	5,630	31,977	37,607	(7,268)	2006	40
2354	San Juan Capistrano	CA	—	5,983	9,614	1,380	5,983	10,708	16,691	(2,377)	2006	45
1167	Santa Rosa	CA	—	3,582	21,113	1,209	3,627	21,508	25,135	(5,107)	2006	40
0793	South San Francisco	CA	9,692	3,000	16,586	—	3,000	16,056	19,056	(4,175)	2005	40
1966	Sun City	CA	13,888	2,650	22,709	3,350	2,650	25,605	28,255	(4,648)	2011	30
0792	Ventura	CA	9,157	2,030	17,379	—	2,030	16,749	18,779	(4,362)	2005	40
1155	Yorba Linda	CA	—	4,968	19,290	1,603	5,030	20,035	25,065	(4,495)	2006	40
2055	Yreka	CA	—	565	9,184	137	565	9,321	9,886	(947)	2012	45
2505	Arvada	CO	—	2,012	29,264	140	2,012	29,404	31,416	(527)	2015	35
2506	Boulder	CO	—	2,447	35,471	36	2,447	35,507	37,954	(606)	2015	35
2373	Colorado Springs	CO	—	1,910	24,479	1,290	1,910	24,806	26,716	(5,707)	2006	45
2146	Denver	CO	—	875	5,693	168	875	5,861	6,736	(647)	2012	45
2515	Denver	CO	—	2,310	18,416	580	2,310	18,996	21,306	(386)	2015	35
0512	Denver	CO	—	2,810	36,021	1,885	2,810	37,906	40,716	(15,146)	2002	30
1233	Denver	CO	—	2,511	30,641	1,730	2,528	31,552	34,080	(7,174)	2006	40
2507	Englewood	CO	—	7,068	102,330	992	7,068	103,322	110,390	(1,748)	2015	35
1000	Greenwood Village	CO	—	3,367	43,610	2,894	3,367	45,708	49,075	(9,528)	2006	40
2508	Lakewood	CO	—	4,163	60,601	649	4,163	61,249	65,412	(1,050)	2015	35
2509	Lakewood	CO	—	2,562	37,215	70	2,562	37,285	39,847	(666)	2015	35
1234	Lakewood	CO	—	3,012	31,913	1,550	3,012	32,665	35,677	(7,437)	2006	40
2091	Montrose	CO	—	1,078	24,224	946	1,078	25,170	26,248	(2,088)	2012	50
2085	Glastonbury	CT	—	3,743	9,766	86	3,743	9,852	13,595	(1,042)	2012	45
2144	Glastonbury	CT	—	1,658	16,046	103	1,658	16,149	17,807	(1,537)	2012	45
0730	Torrington	CT	—	166	11,001	888	166	11,479	11,645	(2,863)	2005	40
2355	Woodbridge	CT	—	2,352	9,929	1,343	2,363	10,799	13,162	(2,439)	2006	45
2519	Altamonte Springs	FL	—	2,480	18,883	158	2,480	18,221	20,701	(2,545)	2015	35
2521	Altamonte Springs	FL	—	—	—	110	—	110	110	(3)	2015	35
0861	Apopka	FL	—	920	4,816	418	920	5,134	6,054	(1,262)	2006	35
0852	Boca Raton	FL	—	4,730	17,532	5,471	4,730	22,592	27,322	(6,149)	2006	30
1001	Boca Raton	FL	11,066	2,415	17,923	—	2,415	17,561	19,976	(3,817)	2006	40
1963	Boynton Beach	FL	27,256	2,550	31,521	3,279	2,550	34,240	36,790	(5,967)	2011	30
1964	Boynton Beach	FL	3,816	570	5,649	1,763	570	7,219	7,789	(1,550)	2011	30
0544	Boynton Beach	FL	7,633	1,270	4,773	—	1,270	4,773	6,043	(1,531)	2003	40
2520	Clearwater	FL	—	2,250	2,627	49	2,250	2,676	4,926	(855)	2015	35
0746	Clearwater	FL	—	3,856	12,176	805	3,856	10,850	14,706	(3,011)	2005	40
0862	Clermont	FL	—	440	6,518	133	440	6,551	6,991	(1,705)	2006	35
1002	Coconut Creek	FL	13,233	2,461	16,006	—	2,461	15,620	18,081	(3,395)	2006	40
0492	Delray Beach	FL	10,866	850	6,637	—	850	6,637	7,487	(1,913)	2002	43
2517	Ft Lauderdale	FL	—	2,800	43,482	114	2,800	43,597	46,397	(835)	2015	35
2351	Gainesville	FL	—	1,020	13,490	184	1,020	13,274	14,294	(3,143)	2015	50
1095	Gainesville	FL	—	1,221	12,226	—	1,221	12,001	13,222	(2,775)	2006	40
2437	Jacksonville	FL	—	2,450	13,683	201	2,450	13,883	16,333	(265)	2015	35
0490	Jacksonville	FL	42,014	3,250	25,936	6,170	3,250	32,106	35,356	(10,755)	2002	35
1096	Jacksonville	FL	—	1,587	15,616	—	1,587	15,298	16,885	(3,538)	2006	40
2518	Lake Worth	FL	—	1,680	13,224	452	1,680	13,675	15,355	(308)	2015	35
0855	Lantana	FL	—	3,520	26,452	—	3,520	25,652	29,172	(8,052)	2006	30
1968	Largo	FL	47,807	2,920	64,988	7,580	2,920	71,440	74,360	(13,123)	2011	30
2522	Lutz	FL	—	860	14,511	390	860	14,900	15,760	(284)	2015	35
0731	Ocoee	FL	—	2,096	9,322	571	2,096	9,372	11,468	(2,371)	2005	40
2523	Orange City	FL	—	830	9,359	222	830	9,581	10,411	(198)	2015	35
0859	Oviedo	FL	—	670	8,071	260	670	8,231	8,901	(2,113)	2006	35
1970	Palm Beach Gardens	FL	26,325	4,820	24,937	17,010	4,820	41,152	45,972	(6,432)	2011	30
1017	Palm Harbor	FL	—	1,462	16,774	500	1,462	16,888	18,350	(3,973)	2006	40
0732	Port Orange	FL	—	2,340	9,898	333	2,340	9,710	12,050	(2,521)	2005	40
2524	Port St Lucie	FL	—	860	10,087	304	860	10,392	11,252	(215)	2015	35
1971	Sarasota	FL	22,041	3,050	29,516	4,249	3,050	33,345	36,395	(5,901)	2011	30
2525	Sarasota	FL	—	1,470	15,639	96	1,470	15,735	17,205	(329)	2015	35
2194	Springtree	FL	—	1,066	15,874	215	1,066	16,089	17,155	(1,570)	2013	45
0802	St. Augustine	FL	—	830	11,627	290	830	11,517	12,347	(3,326)	2005	35
1097	Tallahassee	FL	—	1,331	19,039	—	1,331	18,695	20,026	(4,323)	2006	40
2526	Tamarac	FL	—	950	15,651	42	950	15,693	16,643	(297)	2015	35
0224	Tampa	FL	—	600	5,566	1,147	696	6,595	7,291	(2,592)	1997	45
0849	Tampa	FL	—	800	11,340	773	800	11,713	12,513	(2,661)	2006	40
2513	Venice	FL	—	1,120	20,366	378	1,120	20,744	21,864	(383)	2015	35
1605	Vero Beach	FL	—	700	16,234	—	700	16,234	16,934	(2,962)	2010	35
2527	Vero Beach	FL	—	1,040	17,186	359	1,040	17,545	18,585	(337)	2015	35
1257	Vero Beach	FL	—	2,035	34,993	201	2,035	33,634	35,669	(7,775)	2006	40
1976	West Palm Beach	FL	—	390	2,241	294	390	2,451	2,841	(470)	2011	30
1098	Alpharetta	GA	—	793	8,761	1,181	793	9,656	10,449	(2,212)	2006	40
2370	Atlanta	GA	—	2,665	5,911	854	2,669	6,491	9,160	(1,570)	2006	45

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2015				Year	Latest Income
			Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		State	December 31, 2015	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
1099	Atlanta	GA	—	687	5,507	1,281	687	6,387	7,074	(1,476)	2006	40
2108	Buford	GA	—	562	3,604	190	562	3,794	4,356	(405)	2012	45
2109	Buford	GA	—	536	3,142	141	536	3,283	3,819	(345)	2012	45
2388	Buford	GA	—	1,987	6,561	231	1,987	6,792	8,779	(741)	2012	45
2053	Canton	GA	—	401	17,888	69	401	17,957	18,358	(1,383)	2012	50
2165	Hartwell	GA	—	368	6,337	227	368	6,564	6,932	(569)	2012	45
2066	Lawrenceville	GA	—	581	2,669	78	581	2,747	3,328	(356)	2012	45
1241	Lilburn	GA	—	907	17,340	132	907	16,916	17,823	(3,925)	2006	40
2167	Lithia Springs	GA	—	1,031	6,954	79	1,031	7,033	8,064	(767)	2012	40
2105	Macon	GA	—	814	10,890	49	814	10,939	11,753	(881)	2012	45
2395	Marietta	GA	—	987	4,818	119	987	4,937	5,924	(542)	2012	45
1112	Marietta	GA	—	894	6,944	725	904	7,392	8,296	(1,798)	2006	40
2086	Newnan	GA	—	1,227	4,202	56	1,227	4,258	5,485	(514)	2012	45
2118	Woodstock	GA	—	764	7,334	73	764	7,407	8,171	(683)	2012	45
2157	Woodstock	GA	—	1,926	12,757	81	1,926	12,838	14,764	(1,185)	2012	45
1088	Davenport	IA	—	511	8,039	—	511	7,868	8,379	(1,819)	2006	40
1093	Marion	IA	—	502	6,865	—	502	6,713	7,215	(1,552)	2006	40
2397	Sioux City	IA	—	197	8,078	484	197	8,562	8,759	(827)	2012	45
1091	Bloomington	IL	—	798	13,091	127	798	12,959	13,757	(2,967)	2006	40
2375	Burr Ridge	IL	—	2,640	23,901	1,691	2,704	24,538	27,242	(5,451)	2010	45
1089	Champaign	IL	—	101	4,207	1,592	279	5,463	5,742	(1,179)	2006	40
2200	Deer Park	IL	—	4,172	2,417	34,630	4,172	37,047	41,219	—	2014	*
1090	Macomb	IL	—	81	6,062	—	81	5,905	5,986	(1,366)	2006	40
1143	Mt. Vernon	IL	—	296	15,935	3,562	512	18,949	19,461	(4,102)	2006	40
1969	Niles	IL	25,231	3,790	32,912	4,889	3,790	37,076	40,866	(6,903)	2011	30
1005	Oak Park	IL	24,975	3,476	35,259	1,862	3,476	36,575	40,051	(7,653)	2006	40
1961	Olympia Fields	IL	28,513	4,120	29,400	2,886	4,120	31,763	35,883	(5,478)	2011	30
1162	Orland Park	IL	—	2,623	23,154	534	2,623	23,058	25,681	(5,351)	2006	40
1092	Peoria	IL	—	404	10,050	—	404	9,840	10,244	(2,276)	2006	40
2376	Prospect Heights	IL	—	2,680	20,299	1,870	2,725	21,119	23,844	(4,642)	2010	45
2367	Schaumburg	IL	—	1,701	12,037	1,322	1,704	12,772	14,476	(2,809)	2006	45
1952	Vernon Hills	IL	41,844	4,900	45,854	4,977	4,900	50,144	55,044	(8,378)	2011	30
1237	Wilmette	IL	—	1,100	9,373	—	1,100	9,149	10,249	(2,116)	2006	40
0379	Evansville	IN	—	500	9,302	—	500	7,762	8,262	(2,821)	1999	45
1144	Indianapolis	IN	—	1,197	7,718	—	1,197	7,486	8,683	(1,731)	2006	40
0457	Jasper	IN	—	165	5,952	359	165	6,311	6,476	(2,627)	2001	35
2047	Kokomo	IN	—	296	3,245	—	296	3,057	3,353	(428)	2012	30
1146	West Lafayette	IN	—	813	10,876	—	813	10,626	11,439	(2,457)	2006	40
2371	Edgewood	KY	—	1,868	4,934	1,895	1,915	6,352	8,267	(1,270)	2006	45
0697	Lexington	KY	—	2,093	16,917	—	2,093	16,299	18,392	(6,245)	2004	30
1105	Louisville	KY	—	1,499	26,252	240	1,513	25,868	27,381	(6,095)	2006	40
2115	Murray	KY	—	288	7,400	98	288	7,498	7,786	(763)	2012	45
2135	Paducah	KY	—	621	16,768	71	621	16,839	17,460	(1,297)	2012	50
2358	Danvers	MA	—	4,616	30,692	1,120	4,621	31,221	35,842	(7,209)	2006	45
2363	Dartmouth	MA	—	3,145	6,880	691	3,176	7,292	10,468	(1,789)	2006	45
2357	Dedham	MA	—	3,930	21,340	1,212	3,930	21,977	25,907	(5,034)	2006	45
1158	Plymouth	MA	—	2,434	9,027	489	2,438	9,035	11,473	(2,219)	2006	40
2365	Baltimore	MD	—	1,684	18,889	532	1,696	18,986	20,682	(4,475)	2006	45
1249	Frederick	MD	—	609	9,158	401	609	9,314	9,923	(2,269)	2006	40
2541	Olney	MD	—	1,580	34,363	—	1,580	34,363	35,943	(161)	2015	40
2356	Pikesville	MD	—	1,416	8,854	612	1,416	9,005	10,421	(2,192)	2006	45
0281	Westminster	MD	—	768	5,251	229	768	5,535	6,303	(1,937)	1998	45
0546	Cape Elizabeth	ME	—	630	3,524	93	630	3,617	4,247	(1,156)	2003	40
0545	Saco	ME	—	80	2,363	155	80	2,518	2,598	(801)	2003	40
1258	Auburn Hills	MI	—	2,281	10,692	—	2,281	10,692	12,973	(2,473)	2006	40
1248	Farmington Hills	MI	—	1,013	12,119	457	1,013	12,233	13,246	(3,019)	2006	40
1094	Portage	MI	—	276	5,733	5,012	276	10,378	10,654	(2,168)	2006	40
2435	Southfield	MI	—	2,235	9,961	61	2,235	10,022	12,257	(221)	2015	35
0472	Sterling Heights	MI	—	920	7,326	—	920	7,326	8,246	(3,000)	2001	35
1259	Sterling Heights	MI	—	1,593	11,500	—	1,593	11,181	12,774	(2,586)	2006	40
2143	Champlin	MN	—	1,576	26,725	291	1,576	27,016	28,592	(6,061)	2012	50
1235	Des Peres	MO	—	4,361	20,664	—	4,361	20,046	24,407	(4,636)	2006	40
1236	Richmond Heights	MO	—	1,744	24,232	—	1,744	23,548	25,292	(5,445)	2006	40
0853	St. Louis	MO	—	2,500	20,343	—	2,500	19,853	22,353	(6,342)	2006	30
2081	St. Peters	MO	—	1,377	31,508	1,877	1,377	33,385	34,762	(3,055)	2012	45
2074	Oxford	MS	—	2,003	14,140	99	2,003	14,239	16,242	(1,247)	2012	45
0842	Great Falls	MT	—	500	5,683	—	500	5,423	5,923	(1,333)	2006	40
2163	Great Falls	MT	—	252	9,908	199	252	10,107	10,359	(853)	2012	45
0878	Charlotte	NC	—	710	9,559	—	710	9,159	9,869	(2,080)	2006	40
2374	Charlotte	NC	—	2,051	6,529	1,168	2,051	7,514	9,565	(1,125)	2010	45
1119	Concord	NC	—	601	7,615	166	612	7,546	8,158	(1,830)	2006	40
2126	Mooresville	NC	—	2,538	37,617	366	2,538	37,983	40,521	(3,101)	2012	50
1254	Raleigh	NC	—	1,191	11,532	369	1,191	11,616	12,807	(2,767)	2006	40
2127	Minot	ND	—	685	16,047	362	685	16,409	17,094	(1,420)	2012	45
2080	Kearney	NE	—	856	22,584	290	856	22,874	23,730	(1,952)	2012	45
2169	Lexington	NE	—	474	8,405	55	474	8,460	8,934	(996)	2012	40
2168	Mc Cook	NE	—	1,024	13,789	211	1,024	14,000	15,024	(1,639)	2012	40
2129	Seward	NE	—	792	18,276	260	792	18,536	19,328	(1,859)	2012	40
2119	Wayne	NE	—	1,005	13,953	279	1,005	14,232	15,237	(1,304)	2012	45
1599	Cherry Hill	NJ	—	2,420	11,042	1,454	2,420	11,946	14,366	(2,400)	2010	25
1239	Cresskill	NJ	—	4,684	53,927	229	4,684	53,170	57,854	(12,312)	2006	40
0734	Hillsborough	NJ	—	1,042	10,042	131	1,042	9,707	10,749	(2,564)	2005	40
1242	Madison	NJ	—	3,157	19,909	75	3,157	19,398	22,555	(4,508)	2006	40
0733	Manahawkin	NJ	—	921	9,927	318	921	9,779	10,700	(2,538)	2005	40
2359	Paramus	NJ	—	4,280	31,684	1,152	4,280	32,135	36,415	(7,396)	2006	45
1231	Saddle River	NJ	—	1,784	15,625	351	1,784	15,532	17,316	(3,695)	2006	40
0245	Voorhees Township	NJ	—	900	7,629	279	900	7,908	8,808	(2,819)	1998	45
0213	Albuquerque	NM	—	767	9,324	—	767	8,825	9,592	(3,643)	1996	45
2387	Albuquerque	NM	—	2,223	8,049	79	2,223	8,128	10,351	(813)	2012	45
2161	Rio Rancho	NM	—	1,154	13,726	121	1,154	13,847	15,001	(1,311)	2012	40
2121	Roswell	NM	—	618	7,038	539	618	7,577	8,195	(822)	2012	45

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2015				Year	Latest Income
			Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		State	December 31, 2015	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
2150	Roswell	NM	—	837	8,614	835	837	9,449	10,286	(1,036)	2012	45
0796	Las Vegas	NV	—	1,960	5,816	—	1,960	5,426	7,386	(1,413)	2005	40
2110	Las Vegas	NV	—	667	14,469	213	667	14,682	15,349	(1,525)	2012	45
1252	Brooklyn	NY	—	8,117	23,627	783	8,117	23,834	31,951	(5,907)	2006	40
1256	Brooklyn	NY	—	5,215	39,052	723	5,215	38,924	44,139	(9,037)	2006	40
2177	Clifton Park	NY	—	2,257	11,470	—	2,257	11,470	13,727	(1,122)	2012	50
2176	Greece	NY	—	666	9,569	—	666	9,569	10,235	(927)	2012	45
2178	Greece	NY	—	601	7,362	—	601	7,362	7,963	(727)	2012	45
2174	Orchard Park	NY	—	726	17,735	—	726	17,735	18,461	(1,813)	2012	45
2175	Orchard Park	NY	—	478	11,961	—	478	11,961	12,439	(1,207)	2012	45
2436	Bedford	OH	—	2,110	5,932	75	2,110	6,008	8,118	(143)	2015	35
2516	Centerville	OH	—	1,080	10,911	621	1,080	11,532	12,612	(247)	2015	35
2512	Cincinnati	OH	—	1,220	6,391	288	1,220	6,679	7,899	(173)	2015	35
0473	Cincinnati	OH	—	600	4,428	—	600	4,428	5,028	(1,814)	2001	35
0841	Columbus	OH	—	970	7,806	1,330	970	8,746	9,716	(2,042)	2006	40
0857	Fairborn	OH	—	810	8,311	42	810	8,053	8,863	(2,158)	2006	36
1147	Fairborn	OH	—	298	10,704	3,068	298	13,541	13,839	(3,007)	2006	40
1386	Marietta	OH	—	1,069	11,435	119	1,069	11,349	12,418	(3,732)	2007	40
1159	Willoughby	OH	—	1,177	9,982	1,029	1,194	10,589	11,783	(2,415)	2006	40
1253	Youngstown	OH	—	695	10,444	268	695	10,375	11,070	(2,410)	2006	40
2158	Broken Arrow	OK	—	1,115	18,852	194	1,115	19,046	20,161	(1,575)	2012	45
2122	Muskogee	OK	—	412	2,815	125	412	2,940	3,352	(375)	2012	45
2083	Oklahoma City	OK	—	2,116	28,007	1,550	2,116	29,557	31,673	(2,485)	2012	45
2372	Oklahoma City	OK	—	801	4,904	420	811	4,931	5,742	(1,225)	2006	45
2383	Oklahoma City	OK	—	1,345	3,943	147	1,345	4,090	5,435	(473)	2012	45
2070	Tahlequah	OK	—	256	5,648	286	256	5,934	6,190	(582)	2012	45
1160	Tulsa	OK	—	1,115	11,028	494	1,129	10,819	11,948	(2,572)	2006	40
2130	Ashland	OR	—	—	19,303	74	—	19,377	19,377	(1,721)	2012	45
2103	Eagle Point	OR	—	609	12,117	60	609	12,177	12,786	(1,044)	2012	45
2098	Eugene	OR	—	1,082	18,858	52	1,082	18,910	19,992	(1,582)	2012	50
2104	Eugene	OR	—	653	13,568	47	653	13,615	14,268	(1,159)	2012	45
2390	Grants Pass	OR	—	430	3,267	20	430	3,287	3,717	(365)	2012	45
2391	Grants Pass	OR	—	1,064	16,124	59	1,064	16,183	17,247	(1,266)	2012	45
2392	Grants Pass	OR	—	618	2,932	109	618	3,041	3,659	(499)	2012	45
2393	Grants Pass	OR	—	774	13,230	49	774	13,279	14,053	(1,113)	2012	45
2139	Gresham	OR	—	465	6,403	28	465	6,431	6,896	(560)	2012	50
2182	Hermiston Terrace	OR	2,657	582	8,087	—	582	8,087	8,669	(628)	2013	45
2131	Keizer	OR	2,747	551	6,454	—	551	6,454	7,005	(543)	2013	45
2140	Lebanon	OR	—	505	12,571	129	505	12,700	13,205	(1,113)	2012	50
2152	Mcminnville	OR	—	3,203	24,909	1,337	3,203	26,246	29,449	(3,362)	2012	45
2090	Monmouth	OR	—	490	1,278	9	490	1,287	1,777	(195)	2012	50
2106	Monmouth	OR	—	603	8,538	62	603	8,600	9,203	(819)	2012	45
2089	Newberg	OR	—	1,889	16,855	83	1,889	16,938	18,827	(1,418)	2012	50
2133	Portland	OR	—	1,615	12,030	35	1,615	12,065	13,680	(960)	2012	50
2151	Portland	OR	—	1,677	9,469	147	1,677	9,616	11,293	(984)	2012	45
2171	Portland	OR	—	—	16,087	78	—	16,165	16,165	(1,226)	2012	50
2050	Redmond	OR	—	1,229	21,921	544	1,229	22,465	23,694	(1,668)	2012	50
2084	Roseburg	OR	—	1,042	12,090	72	1,042	12,162	13,204	(1,155)	2012	45
2134	Scappoose	OR	—	353	1,258	11	353	1,269	1,622	(160)	2012	50
2153	Scappoose	OR	—	971	7,116	78	971	7,194	8,165	(782)	2012	45
2051	Springfield	OR	—	1,124	22,515	166	1,124	22,681	23,805	(1,809)	2012	50
2057	Springfield	OR	—	527	6,035	52	527	6,087	6,614	(603)	2012	45
2056	Stayton	OR	—	48	569	7	48	576	624	(95)	2012	45
2058	Stayton	OR	—	253	8,621	24	253	8,645	8,898	(821)	2012	45
2088	Tualatin	OR	—	—	6,326	157	—	6,483	6,483	(788)	2012	45
2180	Windfield Village	OR	3,216	580	9,817	—	580	9,817	10,397	(824)	2013	45
1163	Haverford	PA	—	16,461	108,816	7,894	16,461	115,098	131,559	(27,525)	2006	40
2063	Selinsgrove	PA	—	529	9,111	64	529	9,175	9,704	(967)	2012	45
1967	Cumberland	RI	—	2,630	19,050	770	2,630	19,473	22,103	(3,424)	2011	30
1959	East Providence	RI	14,462	1,890	13,989	1,278	1,890	15,014	16,904	(2,771)	2011	30
1960	Greenwich	RI	7,920	450	11,845	1,518	450	13,098	13,548	(2,498)	2011	30
2511	Johnston	RI	—	2,113	12,947	1,402	2,113	14,350	16,463	(313)	2015	35
1972	Smithfield	RI	—	1,250	17,816	653	1,250	18,134	19,384	(3,297)	2011	30
1973	South Kingstown	RI	—	1,390	12,551	630	1,390	12,918	14,308	(2,240)	2011	30
1975	Tiverton	RI	—	3,240	25,735	651	3,240	25,955	29,195	(4,433)	2011	30
1962	Warwick	RI	14,151	1,050	17,389	2,103	1,050	19,136	20,186	(3,660)	2011	30
1104	Aiken	SC	—	357	14,832	151	363	14,471	14,834	(3,425)	2006	40
1100	Charleston	SC	—	885	14,124	292	896	14,075	14,971	(3,373)	2006	40
1109	Columbia	SC	—	408	7,527	131	412	7,458	7,870	(1,782)	2006	40
2154	Florence	SC	—	255	4,052	557	255	4,609	4,864	(504)	2012	45
0306	Georgetown	SC	—	239	3,008	—	239	3,008	3,247	(1,103)	1998	45
0879	Greenville	SC	—	1,090	12,558	—	1,090	12,058	13,148	(2,738)	2006	40
1172	Greenville	SC	—	993	16,314	674	1,006	16,075	17,081	(3,751)	2006	40
2059	Greenville	SC	—	149	3,827	185	149	4,012	4,161	(457)	2012	45
2099	Hilton Head Island	SC	—	828	6,285	199	828	6,484	7,312	(721)	2012	45
2111	Hilton Head Island	SC	—	1,107	1,873	67	1,107	1,940	3,047	(273)	2012	45
2112	Hilton Head Island	SC	—	621	2,234	96	621	2,330	2,951	(306)	2012	45
0305	Lancaster	SC	—	84	2,982	—	84	2,982	3,066	(1,009)	1998	45
0880	Myrtle Beach	SC	—	900	10,913	—	900	10,513	11,413	(2,387)	2006	40
0312	Rock Hill	SC	—	203	2,671	—	203	2,671	2,874	(959)	1998	45
1113	Rock Hill	SC	—	695	4,119	322	795	4,126	4,921	(1,110)	2006	40
2076	Rock Hill	SC	—	919	14,741	148	919	14,889	15,808	(1,381)	2012	45
2093	Rock Hill	SC	—	503	4,281	629	503	4,910	5,413	(475)	2012	45
0313	Sumter	SC	—	196	2,623	—	196	2,623	2,819	(962)	1998	45
2067	West Columbia	SC	—	220	2,662	247	220	2,909	3,129	(370)	2012	45
2132	Cordova	TN	—	2,167	5,829	270	2,167	6,099	8,266	(649)	2012	45
2060	Franklin	TN	—	2,475	27,337	410	2,475	27,747	30,222	(2,355)	2012	45
2401	Germantown	TN	—	3,640	64,588	39	3,640	64,626	68,266	(1,204)	2015	40
2385	Hendersonville	TN	—	1,298	2,464	214	1,298	2,678	3,976	(381)	2012	45
2073	Kingsport	TN	—	1,113	8,625	88	1,113	8,713	9,826	(824)	2012	45
2381	Memphis	TN	—	1,315	9,787	107	1,315	9,894	11,209	(813)	2012	45
2439	Memphis	TN	—	1,320	1,679	122	1,320	1,801	3,121	(60)	2015	35
1003	Nashville	TN	10,696	812	16,983	2,524	812	18,759	19,571	(3,712)	2006	40
2094	Nashville	TN	—	1,444	14,436	305	1,444	14,741	16,185	(1,238)	2012	45
0860	Oak Ridge	TN	—	500	4,741	173	500	4,814	5,314	(1,238)	2006	35
0843	Abilene	TX	—	300	2,830	—	300	2,710	3,010	(650)	2006	39

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2015				Year	Latest Income
		State/	Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		Country	December 31, 2015	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
2107	Amarillo	TX	—	1,315	26,838	184	1,315	27,022	28,337	(2,248)	2012	45
1004	Arlington	TX	13,685	2,002	19,110	—	2,002	18,729	20,731	(4,071)	2006	40
1116	Arlington	TX	—	2,494	12,192	249	2,540	11,873	14,413	(2,854)	2006	40
0511	Austin	TX	—	2,960	41,645	—	2,960	41,645	44,605	(17,005)	2002	30
2377	Austin	TX	—	2,860	17,359	1,543	2,973	17,716	20,689	(3,922)	2010	45
2531	Austin	TX	—	680	15,342	65	680	15,408	16,088	(278)	2015	35
0202	Beaumont	TX	—	145	10,404	—	145	10,020	10,165	(4,210)	1995	45
2075	Bedford	TX	—	1,204	26,845	1,029	1,204	27,874	29,078	(2,279)	2012	45
0844	Burleson	TX	—	1,050	5,242	—	1,050	4,902	5,952	(1,174)	2006	40
0848	Cedar Hill	TX	—	1,070	11,554	—	1,070	11,104	12,174	(2,660)	2006	40
1325	Cedar Hill	TX	—	440	7,494	—	440	6,974	7,414	(1,525)	2007	40
2396	Dallas	TX	—	2,120	8,986	128	2,120	9,114	11,234	(890)	2012	45
2438	Dallas	TX	—	2,550	11,551	207	2,550	11,757	14,307	(234)	2015	35
0513	Fort Worth	TX	—	2,830	50,832	—	2,830	50,832	53,662	(20,756)	2002	30
0506	Friendswood	TX	—	400	7,354	70	400	7,424	7,824	(2,212)	2002	45
2528	Graham	TX	—	680	8,513	518	680	9,031	9,711	(187)	2015	35
2529	Grand Prairie	TX	—	840	10,367	460	840	10,827	11,667	(221)	2015	35
0217	Houston	TX	—	835	7,195	54	835	7,249	8,084	(2,896)	1997	45
0491	Houston	TX	—	2,470	21,710	750	2,470	22,460	24,930	(9,022)	2002	35
1106	Houston	TX	—	1,008	15,333	183	1,020	15,098	16,118	(3,574)	2006	40
1955	Houston	TX	47,527	9,820	50,079	8,022	9,820	56,815	66,635	(10,247)	2011	30
1957	Houston	TX	31,212	8,170	37,285	3,905	8,170	40,368	48,538	(7,313)	2011	30
1958	Houston	TX	28,740	2,910	37,443	4,631	2,910	41,183	44,093	(7,546)	2011	30
2068	Houston	TX	—	985	18,824	502	985	19,326	20,311	(1,616)	2012	45
2402	Houston	TX	—	1,740	32,057	17	1,740	32,074	33,814	(753)	2015	40
0820	Irving	TX	—	710	9,949	1,455	710	10,814	11,524	(2,765)	2005	35
2394	Kerrville	TX	—	1,459	33,407	1,838	1,459	35,245	36,704	(3,076)	2012	45
1111	Kingswood	TX	—	1,877	25,372	247	1,961	24,491	26,452	(5,780)	2006	40
2389	Lubbock	TX	—	1,143	4,656	208	1,143	4,864	6,007	(542)	2012	45
0845	North Richland Hills	TX	—	520	5,117	—	520	4,807	5,327	(1,152)	2006	40
0846	North Richland Hills	TX	—	870	9,259	—	870	8,819	9,689	(2,415)	2006	35
2113	North Richland Hills	TX	—	909	11,337	103	909	11,440	12,349	(963)	2012	45
2530	North Richland Hills	TX	—	1,060	17,645	426	1,060	18,071	19,131	(344)	2015	35
1102	Plano	TX	—	494	12,518	145	505	12,247	12,752	(2,898)	2006	40
2379	Plano	TX	—	590	6,930	122	590	7,052	7,642	(695)	2012	45
2162	Portland	TX	—	1,233	14,001	281	1,233	14,282	15,515	(1,387)	2012	45
0494	San Antonio	TX	7,507	730	3,961	—	730	3,961	4,691	(1,210)	2002	45
2378	San Antonio	TX	—	2,860	17,030	1,295	2,880	17,232	20,112	(3,756)	2010	45
2532	San Antonio	TX	—	1,120	5,378	265	1,120	5,642	6,762	(153)	2015	35
2533	San Marcos	TX	—	680	17,570	306	680	17,876	18,556	(321)	2015	35
2116	Sherman	TX	—	209	3,492	75	209	3,567	3,776	(372)	2012	45
1954	Sugar Land	TX	30,738	3,420	36,846	3,920	3,420	40,096	43,516	(7,325)	2011	30
2510	Temple	TX	—	2,310	53,749	452	2,310	54,201	56,511	(975)	2015	35
1103	The Woodlands	TX	—	802	17,358	228	869	17,071	17,940	(4,051)	2006	40
2400	Victoria	TX	—	1,032	7,743	4	1,032	7,747	8,779	(37)	2015	30
0195	Victoria	TX	12,149	175	4,290	3,101	175	7,018	7,193	(2,352)	1995	43
0847	Waxahachie	TX	—	390	3,879	—	390	3,659	4,049	(877)	2006	40
1953	Webster	TX	29,369	4,780	30,854	3,466	4,780	33,661	38,441	(6,292)	2011	30
2534	Wichita Falls	TX	—	690	2,439	522	690	2,961	3,651	(86)	2015	35
2069	Cedar City	UT	—	437	8,706	744	437	9,450	9,887	(802)	2012	45
2368	Salt Lake City	UT	—	2,621	22,072	1,266	2,654	22,350	25,004	(5,068)	2006	45
2386	St. George	UT	—	683	9,436	776	683	10,212	10,895	(890)	2012	45
1244	Arlington	VA	—	3,833	7,076	330	3,833	7,170	11,003	(1,719)	2006	40
1245	Arlington	VA	—	7,278	37,407	513	7,278	37,035	44,313	(8,739)	2006	40
2360	Arlington	VA	—	4,320	19,567	1,505	4,320	20,494	24,814	(4,811)	2006	45
0881	Chesapeake	VA	—	1,090	12,444	—	1,090	11,944	13,034	(2,712)	2006	40
1247	Falls Church	VA	—	2,228	8,887	529	2,228	9,201	11,429	(2,195)	2006	40
1164	Fort Belvoir	VA	—	11,594	99,528	8,125	11,594	105,655	117,249	(25,636)	2006	40
1250	Leesburg	VA	—	607	3,236	125	607	3,216	3,823	(2,703)	2006	35
2361	Richmond	VA	—	2,110	11,469	1,956	2,110	12,999	15,109	(2,768)	2006	45
2514	Richmond	VA	—	3,015	54,373	141	3,015	54,513	57,528	(961)	2015	35
1246	Sterling	VA	—	2,360	22,932	640	2,360	23,060	25,420	(5,528)	2006	40
2077	Sterling	VA	—	1,046	15,788	160	1,046	15,948	16,994	(1,301)	2012	45
0225	Woodbridge	VA	—	950	6,983	1,122	950	8,104	9,054	(2,742)	1997	45
1173	Bellevue	WA	—	3,734	16,171	323	3,737	15,926	19,663	(3,733)	2006	40
2095	College Place	WA	—	758	8,051	90	758	8,141	8,899	(816)	2012	45
1240	Edmonds	WA	—	1,418	16,502	91	1,418	16,121	17,539	(3,753)	2006	40
2160	Kenmore	WA	—	3,284	16,641	75	3,284	16,716	20,000	(1,402)	2012	45
0797	Kirkland	WA	—	1,000	13,403	—	1,000	13,043	14,043	(3,397)	2005	40
1251	Mercer Island	WA	—	4,209	8,123	468	4,209	8,386	12,595	(2,124)	2006	40
2141	Moses Lake	WA	—	429	4,417	80	429	4,497	4,926	(609)	2012	50
2096	Poulsbo	WA	—	1,801	18,068	136	1,801	18,204	20,005	(1,644)	2012	45
2102	Richland	WA	—	249	5,067	89	249	5,156	5,405	(446)	2012	45
0794	Shoreline	WA	8,512	1,590	10,671	—	1,590	10,261	11,851	(2,672)	2005	40
0795	Shoreline	WA	—	4,030	26,421	—	4,030	25,651	29,681	(6,610)	2005	39
2097	Spokane	WA	—	903	5,363	71	903	5,434	6,337	(638)	2012	45
2061	Vancouver	WA	—	513	4,556	98	513	4,654	5,167	(515)	2012	45
2062	Vancouver	WA	—	1,498	9,997	91	1,498	10,088	11,586	(879)	2012	45
2052	Yakima	WA	—	557	5,897	31	557	5,928	6,485	(551)	2012	50
2078	Yakima	WA	—	353	5,668	11	353	5,679	6,032	(475)	2012	45
2114	Yakima	WA	—	721	8,872	1,203	721	10,075	10,796	(953)	2012	45
2382	Appleton	WI	—	182	12,581	159	182	12,740	12,922	(1,085)	2012	45
2170	Madison	WI	—	834	10,050	234	834	10,284	11,118	(996)	2012	40
2398	Stevens Point	WI	—	801	16,687	112	801	16,799	17,600	(1,229)	2012	45
2117	Bridgeport	WV	—	3,174	15,437	208	3,174	15,645	18,819	(1,784)	2012	45
2142	Cody	WY	—	708	9,926	155	708	10,081	10,789	(774)	2012	50
2148	Sheridan	WY	—	915	12,047	458	915	12,505	13,420	(1,119)	2012	45
United Kingdom
2210	Adlington	UK	—	597	7,747	104	597	7,851	8,448	(327)	2014	45
2211	Adlington	UK	—	619	4,706	—	620	4,706	5,326	(173)	2014	60
2216	Alderley Edge	UK	—	1,364	9,502	—	1,364	9,503	10,867	(316)	2014	60
2217	Alderley Edge	UK	—	1,327	7,441	—	1,327	7,441	8,768	(260)	2014	60
2340	Altrincham	UK	—	1,902	20,373	—	1,902	20,373	22,275	(229)	2015	45
2312	Armley	UK	—	487	2,910	—	487	2,910	3,397	(83)	2015	45
2313	Armley	UK	—	1,091	3,394	—	1,091	3,394	4,485	(100)	2015	45
2309	Ashton under Lyne	UK	—	708	4,912	—	708	4,912	5,620	(140)	2015	40
2206	Bangor	UK	—	420	2,249	—	420	2,249	2,669	(102)	2014	50
2207	Batley	UK	—	708	3,491	—	707	3,491	4,198	(219)	2014	45
2223	Catterick Garrison	UK	—	870	1,599	—	870	1,598	2,468	(142)	2014	50
2226	Christleton	UK	—	575	5,562	—	575	5,561	6,136	(161)	2014	50
2221	Disley	UK	—	376	1,766	—	376	1,766	2,142	(84)	2014	50
2227	Disley	UK	—	752	4,320	—	752	4,319	5,071	(128)	2014	60
2306	Dukinfield	UK	—	826	4,418	—	826	4,418	5,244	(123)	2015	40
2316	Dukinfield	UK	—	428	2,715	—	428	2,715	3,143	(70)	2015	50
2317	Dukinfield	UK	—	575	3,064	—	575	3,064	3,639	(92)	2015	40
2303	Eckington	UK	—	546	1,785	—	546	1,785	2,331	(63)	2015	40
2208	Elstead	UK	—	973	3,336	—	973	3,336	4,309	(167)	2014	45
2214	Gilroyd	UK	—	1,088	1,843	—	1,088	1,842	2,930	(155)	2014	50
2213	Ilkley	UK	—	1,040	2,744	—	1,039	2,745	3,784	(194)	2014	45
2209	Kingswood	UK	—	1,136	4,233	—	1,136	4,232	5,368	(195)	2014	45
2212	Kirk Hammerton	UK	—	478	611	—	478	611	1,089	(63)	2014	50

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2015				Year	Latest Income
			Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		State	December 31, 2015	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
2304	Knotty Ash	UK	—	708	2,479	—	708	2,479	3,187	(80)	2015	40
2310	Kirkby	UK	—	619	2,956	—	619	2,956	3,575	(90)	2015	40
2322	Laindon	UK	—	1,298	3,020	—	1,298	3,020	4,318	(98)	2015	40
2215	Leeds	UK	—	549	867	—	549	867	1,416	(95)	2014	45
2326	Limehouse	UK	—	2,419	3,453	—	2,419	3,453	5,872	(120)	2015	40
2321	Luton	UK	—	1,165	3,454	—	1,165	3,454	4,619	(100)	2015	40
2339	Manchester	UK	—	1,836	16,496	—	1,836	16,496	18,332	(189)	2015	45
2225	N Wadebridge	UK	—	324	6,712	—	324	6,712	7,036	(249)	2014	50
2305	Prescot	UK	—	693	2,596	—	693	2,596	3,289	(84)	2015	40
2219	Ripon	UK	—	206	987	—	206	987	1,193	(63)	2014	45
2314	Stalybridge	UK	—	767	3,932	—	767	3,932	4,699	(113)	2015	40
2218	Stapeley	UK	—	1,084	7,074	—	1,084	7,074	8,158	(273)	2014	60
2224	Stockton-on-Tees	UK	—	319	2,273	—	319	2,273	2,592	(116)	2014	50
2220	Thornton-Cleveleys	UK	—	995	4,977	—	995	4,977	5,972	(232)	2014	50
2228	Upper Wortley	UK	—	495	3,668	—	496	3,669	4,165	(134)	2014	50
2311	Wigan	UK	—	782	2,899	—	782	2,899	3,681	(109)	2015	40
2222	Woolmer Green	UK	—	907	6,606	—	907	6,606	7,513	(278)	2014	50
			$743,711	$704,737	$6,046,900	$294,271	$706,373	$6,243,621	$6,949,994	$(1,040,078)
Post-acute/skilled nursing
0002	Fort Collins	CO	—	499	1,913	1,454	499	3,114	3,613	(3,114)	1985	25
0018	Morrison	CO	—	1,429	5,464	4,019	1,429	8,758	10,187	(8,638)	1985	24
0280	Statesboro	GA	—	168	1,507	—	168	1,507	1,675	(962)	1992	25
0297	Rexburg	ID	—	200	5,310	—	200	5,057	5,257	(2,528)	1998	35
0378	Anderson	IN	—	500	4,724	10,341	1,166	13,998	15,164	(3,077)	1999	35
0384	Angola	IN	—	130	2,900	2,791	130	5,691	5,821	(1,730)	1999	35
0385	Fort Wayne	IN	—	200	4,150	2,667	200	6,817	7,017	(2,484)	1999	38
0386	Fort Wayne	IN	—	140	3,760	—	140	3,760	3,900	(1,737)	1999	35
0387	Huntington	IN	—	30	2,970	338	30	3,308	3,338	(1,439)	1999	35
0373	Kokomo	IN	—	480	4,622	4,663	480	9,022	9,502	(1,884)	1999	45
0454	New Albany	IN	—	230	6,595	—	230	6,595	6,825	(2,779)	2001	35
0484	Tell City	IN	—	95	6,210	1,299	95	7,509	7,604	(2,308)	2001	45
0688	Cynthiana	KY	—	192	4,875	—	192	4,875	5,067	(1,327)	2004	40
0298	Franklin	LA	—	405	3,424	—	405	3,424	3,829	(2,153)	1998	25
0299	Morgan City	LA	—	203	2,050	—	203	2,050	2,253	(1,289)	1998	25
0388	Las Vegas	NV	—	1,300	3,950	5,124	1,300	9,074	10,374	(2,462)	1999	35
0389	Las Vegas	NV	—	1,300	5,800	—	1,300	5,800	7,100	(2,679)	1999	35
0390	Fairborn	OH	—	250	4,850	—	250	4,850	5,100	(2,240)	1999	35
0391	Georgetown	OH	—	130	4,970	—	130	4,970	5,100	(2,296)	1999	35
0392	Port Clinton	OH	—	370	3,630	—	370	3,630	4,000	(1,677)	1999	35
0393	Springfield	OH	—	213	3,950	2,113	213	6,063	6,276	(2,194)	1999	35
0394	Toledo	OH	—	120	5,130	—	120	5,130	5,250	(2,370)	1999	35
0395	Versailles	OH	—	120	4,980	—	120	4,980	5,100	(2,300)	1999	35
0285	Fort Worth	TX	—	243	2,036	269	243	2,305	2,548	(1,464)	1998	25
0296	Ogden	UT	—	250	4,685	—	250	4,432	4,682	(2,194)	1998	35
0681	Fishersville	VA	—	751	7,734	—	751	7,220	7,971	(2,111)	2004	40
0682	Floyd	VA	—	309	2,263	—	309	1,893	2,202	(881)	2004	25
0689	Independence	VA	—	206	8,366	—	206	7,810	8,016	(2,262)	2004	40
0683	Newport News	VA	—	535	6,192	—	535	5,719	6,254	(1,672)	2004	40
0684	Roanoke	VA	—	586	7,159	—	586	6,696	7,282	(1,957)	2004	40
0685	Staunton	VA	—	422	8,681	—	422	8,136	8,558	(2,376)	2004	40
0686	Williamsburg	VA	—	699	4,886	—	699	4,464	5,163	(1,306)	2004	40
0690	Windsor	VA	—	319	7,543	—	319	7,018	7,337	(2,032)	2004	40
0687	Woodstock	VA	—	603	5,394	8	607	4,987	5,594	(1,459)	2004	40
United Kingdom
2335	Cardiff	UK	—	1,563	5,272	—	1,563	5,272	6,835	(157)	2015	45
2327	Croydon	UK	—	1,740	2,718	—	1,740	2,718	4,458	(87)	2015	45
2336	Birmingham	UK	—	737	2,671	—	737	2,671	3,408	(93)	2015	45
2320	Bishopbriggs	UK	—	988	4,540	—	988	4,540	5,528	(134)	2015	40
2323	Bonnyrigg	UK	—	1,032	6,799	—	1,032	6,799	7,831	(191)	2015	40
2318	Dumbarton	UK	—	1,003	4,169	—	1,003	4,169	5,172	(128)	2015	40
2333	Edinburgh	UK	—	4,940	26,304	—	4,940	26,304	31,244	(669)	2015	40
2328	Forfar	UK	—	929	6,757	—	929	6,757	7,686	(183)	2015	40
2330	Glasgow	UK	—	2,020	7,243	—	2,020	7,243	9,263	(224)	2015	40
2307	Hyde	UK	—	1,519	5,607	—	1,519	5,607	7,126	(173)	2015	45
2324	Lewisham	UK	—	2,094	7,752	—	2,094	7,752	9,846	(215)	2015	40
2332	Linlithgow	UK	—	1,578	8,102	—	1,578	8,102	9,680	(222)	2015	40
2331	Paisley	UK	—	1,342	4,354	—	1,342	4,354	5,696	(131)	2015	40
2308	Prescot	UK	—	590	2,108	—	590	2,108	2,698	(74)	2015	40
2319	Sheffield	UK	—	811	2,948	—	811	2,948	3,759	(90)	2015	40
2315	Stalybridge	UK	—	605	2,056	—	605	2,056	2,661	(63)	2015	50
2325	Stirling	UK	—	988	5,372	—	988	5,372	6,360	(145)	2015	40
2329	Stirling	UK	—	1,209	4,405	—	1,209	4,405	5,614	(137)	2015	40
2337	Wigan	UK	—	590	1,983	—	590	1,983	2,573	(72)	2015	40
2338	Wigan	UK	—	516	4,129	—	516	4,129	4,645	(117)	2015	40
2334	Wotton under Edge	UK	—	693	2,714	—	693	2,714	3,407	(96)	2015	40
			$—	$41,114	$280,676	$35,086	$41,784	$308,665	$350,449	$(78,782)

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2015				Year	Latest Income
			Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		State	December 31, 2015	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
Life science
1482	Brisbane	CA	—	50,989	1,789	39,456	50,989	41,242	92,231	—	2007	**
1522	Carlsbad	CA	—	23,475	—	2,826	23,475	2,826	26,301	—	2007	**
1401	Hayward	CA	—	900	7,100	915	900	8,015	8,915	(2,012)	2007	40
1402	Hayward	CA	—	1,500	6,400	3,682	1,719	9,863	11,582	(3,076)	2007	40
1403	Hayward	CA	—	1,900	7,100	1,358	1,900	8,205	10,105	(1,662)	2007	40
1404	Hayward	CA	—	2,200	17,200	12	2,200	17,212	19,412	(3,623)	2007	40
1405	Hayward	CA	—	1,000	3,200	7,478	1,000	10,678	11,678	(4,697)	2007	40
1549	Hayward	CA	—	1,006	4,259	2,744	1,055	6,835	7,890	(2,489)	2007	29
1550	Hayward	CA	—	677	2,761	5,570	710	8,243	8,953	(3,535)	2007	29
1551	Hayward	CA	—	661	1,995	4,258	693	6,221	6,914	(2,310)	2007	29
1552	Hayward	CA	—	1,187	7,139	1,346	1,222	8,148	9,370	(2,446)	2007	29
1553	Hayward	CA	—	1,189	9,465	3,982	1,225	13,411	14,636	(3,174)	2007	29
1554	Hayward	CA	—	1,246	5,179	1,867	1,283	6,525	7,808	(2,475)	2007	29
1555	Hayward	CA	—	1,521	13,546	5,913	1,566	19,414	20,980	(4,950)	2007	29
1556	Hayward	CA	—	1,212	5,120	3,049	1,249	7,795	9,044	(3,466)	2007	29
1424	La Jolla	CA	—	9,600	25,283	7,356	9,719	30,596	40,315	(6,370)	2007	40
1425	La Jolla	CA	—	6,200	19,883	125	6,276	19,931	26,207	(4,247)	2007	40
1426	La Jolla	CA	—	7,200	12,412	4,784	7,291	17,105	24,396	(6,555)	2007	27
1427	La Jolla	CA	—	8,700	16,983	4,342	8,746	20,795	29,541	(5,513)	2007	30
1949	La Jolla	CA	—	2,686	11,045	608	2,686	11,323	14,009	(1,889)	2011	30
2229	La Jolla	CA	—	8,753	32,528	2,614	8,753	35,143	43,896	(1,451)	2014	35
1488	Mountain View	CA	—	7,300	25,410	1,901	7,567	27,044	34,611	(5,975)	2007	40
1489	Mountain View	CA	—	6,500	22,800	1,866	6,500	24,666	31,166	(5,501)	2007	40
1490	Mountain View	CA	—	4,800	9,500	442	4,800	9,942	14,742	(2,207)	2007	40
1491	Mountain View	CA	—	4,200	8,400	1,249	4,209	8,998	13,207	(1,951)	2007	40
1492	Mountain View	CA	—	3,600	9,700	730	3,600	9,703	13,303	(2,042)	2007	40
1493	Mountain View	CA	—	7,500	16,300	1,904	7,500	17,603	25,103	(3,891)	2007	40
1494	Mountain View	CA	—	9,800	24,000	203	9,800	24,203	34,003	(5,136)	2007	40
1495	Mountain View	CA	—	6,900	17,800	3,245	6,900	21,045	27,945	(4,793)	2007	40
1496	Mountain View	CA	—	7,000	17,000	6,364	7,000	23,364	30,364	(9,132)	2007	40
1497	Mountain View	CA	—	14,100	31,002	10,111	14,100	41,113	55,213	(15,042)	2007	40
1498	Mountain View	CA	—	7,100	25,800	8,101	7,100	33,901	41,001	(11,688)	2013	40
2017	Mountain View	CA	—	—	20,350	1,007	—	21,255	21,255	(2,262)	2004	40
1470	Poway	CA	—	5,826	12,200	6,046	5,826	18,246	24,072	(7,570)	2007	40
1471	Poway	CA	—	5,978	14,200	4,253	5,978	18,453	24,431	(6,304)	2007	40
1472	Poway	CA	—	8,654	—	11,934	8,654	11,934	20,588	(474)	2007	40
1473	Poway	CA	—	17,146	2,405	2,236	17,146	4,641	21,787	—	2007	**
1477	Poway	CA	—	29,943	2,475	17,868	29,943	20,343	50,286	—	2007	**
1478	Poway	CA	—	6,700	14,400	6,145	6,700	14,400	21,100	(3,030)	2007	40
1499	Redwood City	CA	—	3,400	5,500	2,265	3,407	7,226	10,633	(1,864)	2007	40
1500	Redwood City	CA	—	2,500	4,100	1,220	2,506	4,563	7,069	(1,209)	2007	40
1501	Redwood City	CA	—	3,600	4,600	860	3,607	5,453	9,060	(1,714)	2007	30
1502	Redwood City	CA	—	3,100	5,100	843	3,107	5,690	8,797	(1,530)	2007	31
1503	Redwood City	CA	—	4,800	17,300	3,298	4,818	20,581	25,399	(4,790)	2007	31
1504	Redwood City	CA	—	5,400	15,500	949	5,418	16,431	21,849	(3,414)	2007	31
1505	Redwood City	CA	—	3,000	3,500	869	3,006	4,363	7,369	(1,457)	2007	40
1506	Redwood City	CA	—	6,000	14,300	3,871	6,018	17,545	23,563	(3,626)	2007	40
1507	Redwood City	CA	—	1,900	12,800	13,559	1,912	26,347	28,259	(3,737)	2007	39
1508	Redwood City	CA	—	2,700	11,300	12,120	2,712	23,409	26,121	(3,503)	2007	39
1509	Redwood City	CA	—	2,700	10,900	9,122	2,712	19,540	22,252	(4,606)	2007	40
1510	Redwood City	CA	—	2,200	12,000	5,418	2,212	17,407	19,619	(5,412)	2007	38
1511	Redwood City	CA	—	2,600	9,300	1,822	2,612	10,555	13,167	(2,143)	2007	26
1512	Redwood City	CA	—	3,300	18,000	12,336	3,300	30,336	33,636	(4,836)	2007	40
1513	Redwood City	CA	—	3,300	17,900	14,629	3,300	32,529	35,829	(4,788)	2007	40
0679	San Diego	CA	—	7,872	34,617	18,167	8,272	51,638	59,910	(16,156)	2002	39
0837	San Diego	CA	—	4,630	2,029	8,967	4,630	10,996	15,626	(4,400)	2006	31
0838	San Diego	CA	—	2,040	902	4,975	2,040	5,878	7,918	(1,446)	2006	40
0839	San Diego	CA	—	3,940	3,184	4,860	3,951	4,813	8,764	(1,076)	2006	40
0840	San Diego	CA	—	5,690	4,579	711	5,703	4,851	10,554	(1,219)	2006	40
1418	San Diego	CA	—	11,700	31,243	6,403	11,700	37,647	49,347	(9,954)	2007	40
1420	San Diego	CA	—	6,524	—	4,341	6,524	4,340	10,864	—	2007	**
1421	San Diego	CA	—	7,000	33,779	683	7,000	34,462	41,462	(7,108)	2007	40
1422	San Diego	CA	—	7,179	3,687	934	7,184	4,615	11,799	(1,248)	2007	30
1423	San Diego	CA	—	8,400	33,144	18	8,400	33,162	41,562	(6,976)	2007	40
1514	San Diego	CA	—	5,200	—	—	5,200	—	5,200	—	2007	**
1558	San Diego	CA	—	7,740	22,654	2,174	7,888	24,530	32,418	(5,586)	2007	38
1947	San Diego	CA	11,528	2,581	10,534	3,207	2,581	13,741	16,322	(1,840)	2011	30
1948	San Diego	CA	23,797	5,879	25,305	2,417	5,879	27,718	33,597	(4,942)	2011	30
1950	San Diego	CA	802	884	2,796	—	884	2,796	3,680	(466)	2011	30
2197	San Diego	CA	—	7,621	3,913	3,750	7,626	7,657	15,283	(2,932)	2007	33

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2015				Year	Latest Income
			Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		State	December 31, 2015	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
1407	South San Francisco	CA	—	28,600	48,700	14,739	28,600	59,820	88,420	(13,782)	2007	35
1408	South San Francisco	CA	—	9,000	17,800	1,076	9,000	18,877	27,877	(4,273)	2007	40
1409	South San Francisco	CA	—	18,000	38,043	4,235	18,000	42,279	60,279	(8,071)	2007	40
1410	South San Francisco	CA	—	4,900	18,100	157	4,900	18,257	23,157	(3,857)	2007	40
1411	South San Francisco	CA	—	8,000	27,700	313	8,000	28,013	36,013	(5,872)	2007	40
1412	South San Francisco	CA	—	10,100	22,521	2,011	10,100	24,532	34,632	(4,905)	2007	40
1413	South San Francisco	CA	—	8,000	28,299	252	8,000	28,550	36,550	(5,986)	2007	40
1414	South San Francisco	CA	—	3,700	20,800	1,257	3,700	22,056	25,756	(4,518)	2007	40
1430	South San Francisco	CA	—	10,700	23,621	1,233	10,700	24,854	35,554	(5,050)	2007	40
1431	South San Francisco	CA	—	7,000	15,500	195	7,000	15,695	22,695	(3,283)	2007	40
1435	South San Francisco	CA	—	13,800	42,500	33,050	13,800	75,550	89,350	(13,906)	2008	40
1436	South San Francisco	CA	—	14,500	45,300	34,087	14,500	79,387	93,887	(14,547)	2008	40
1437	South San Francisco	CA	—	9,400	24,800	45,116	9,400	69,917	79,317	(8,763)	2008	40
1439	South San Francisco	CA	—	11,900	68,848	112	11,900	68,960	80,860	(14,498)	2007	40
1440	South San Francisco	CA	—	10,000	57,954	—	10,000	57,954	67,954	(12,195)	2007	40
1441	South San Francisco	CA	—	9,300	43,549	—	9,300	43,549	52,849	(9,163)	2007	40
1442	South San Francisco	CA	—	11,000	47,289	81	11,000	47,370	58,370	(9,993)	2007	40
1443	South San Francisco	CA	—	13,200	60,932	1,158	13,200	62,090	75,290	(12,381)	2007	40
1444	South San Francisco	CA	—	10,500	33,776	352	10,500	34,127	44,627	(7,237)	2007	40
1445	South San Francisco	CA	—	10,600	34,083	—	10,600	34,083	44,683	(7,172)	2007	40
1448	South San Francisco	CA	—	14,100	71,344	1,051	14,100	72,395	86,495	(15,022)	2007	40
1449	South San Francisco	CA	—	12,800	63,600	472	12,800	64,072	76,872	(13,572)	2007	40
1450	South San Francisco	CA	—	11,200	79,222	20	11,200	79,242	90,442	(16,673)	2007	40
1451	South San Francisco	CA	—	7,200	50,856	1,075	7,200	51,931	59,131	(10,713)	2007	40
1452	South San Francisco	CA	—	14,400	101,362	(115)	14,400	101,247	115,647	(21,294)	2007	40
1454	South San Francisco	CA	—	11,100	47,738	9,369	11,100	57,108	68,208	(14,671)	2008	40
1455	South San Francisco	CA	—	9,700	41,937	5,958	10,261	47,334	57,595	(11,525)	2008	40
1456	South San Francisco	CA	—	6,300	22,900	8,196	6,300	31,096	37,396	(8,150)	2008	40
1458	South San Francisco	CA	—	10,900	20,900	8,264	10,909	25,125	36,034	(5,461)	2007	40
1459	South San Francisco	CA	—	3,600	100	208	3,600	309	3,909	(94)	2007	**
1460	South San Francisco	CA	—	2,300	100	108	2,300	208	2,508	(100)	2007	**
1461	South San Francisco	CA	—	3,900	200	202	3,900	402	4,302	(200)	2007	**
1462	South San Francisco	CA	—	7,117	600	4,911	7,117	5,163	12,280	(1,543)	2007	40
1463	South San Francisco	CA	—	10,381	2,300	17,849	10,381	20,149	30,530	(3,573)	2007	40
1464	South San Francisco	CA	—	7,403	700	11,638	7,403	12,338	19,741	(3,149)	2007	40
1468	South San Francisco	CA	—	10,100	24,013	4,774	10,100	26,642	36,742	(5,720)	2007	40
1480	South San Francisco	CA	—	32,210	3,110	11,196	32,210	14,306	46,516	—	2007	**
1559	South San Francisco	CA	—	5,666	5,773	12,958	5,695	18,633	24,328	(6,467)	2007	5
1560	South San Francisco	CA	—	1,204	1,293	454	1,210	1,726	2,936	(1,329)	2007	5
1983	South San Francisco	CA	—	16,493	—	76,433	16,493	76,433	92,926	—	2011	*
1985	South San Francisco	CA	—	13,416	—	7,277	13,416	7,277	20,693	—	2011	**
1987	South San Francisco	CA	—	27,833	—	7,429	27,833	7,429	35,262	—	2011	**
2553	South San Francisco	CA	—	2,897	8,691	—	2,897	8,691	11,588	(21)	2015	35
2554	South San Francisco	CA	—	995	2,754	—	995	2,754	3,749	(7)	2015	35
2555	South San Francisco	CA	—	2,202	10,776	—	2,202	10,776	12,978	(26)	2015	35
2556	South San Francisco	CA	—	2,962	15,108	—	2,962	15,108	18,070	(36)	2015	35
2557	South San Francisco	CA	—	2,453	13,063	—	2,453	13,063	15,516	(31)	2015	35
2558	South San Francisco	CA	—	1,163	5,925	—	1,163	5,925	7,088	(14)	2015	35
1604	Cambridge	MA	—	8,389	10,630	29,587	8,389	40,201	48,590	(4,940)	2010	30
2011	Durham	NC	7,389	448	6,152	21,379	448	27,494	27,942	(2,418)	2011	30
2030	Durham	NC	—	1,920	5,661	33,871	1,920	39,533	41,453	(3,262)	2012	30
9999	Denton	TX	—	100	—	—	100	—	100	—	2015	**
0461	Salt Lake City	UT	—	500	8,548	—	500	8,548	9,048	(3,678)	2001	33
0462	Salt Lake City	UT	—	890	15,623	—	890	15,624	16,514	(5,917)	2001	38
0463	Salt Lake City	UT	—	190	9,875	—	190	9,875	10,065	(3,213)	2001	43
0464	Salt Lake City	UT	—	630	6,921	62	630	6,984	7,614	(2,718)	2001	38
0465	Salt Lake City	UT	—	125	6,368	68	125	6,436	6,561	(2,083)	2001	43
0466	Salt Lake City	UT	—	—	14,614	7	—	14,621	14,621	(4,217)	2001	43
0507	Salt Lake City	UT	—	280	4,345	226	280	4,572	4,852	(1,425)	2002	43
0537	Salt Lake City	UT	—	—	6,517	—	—	6,517	6,517	(2,092)	2002	35
0799	Salt Lake City	UT	—	—	14,600	90	—	14,690	14,690	(3,241)	2005	40
1593	Salt Lake City	UT	—	—	23,998	—	—	23,998	23,998	(3,939)	2010	33
			$43,516	$919,896	$2,306,927	$749,119	$922,361	$3,023,094	$3,945,455	$(618,902)
Medical office
0638	Anchorage	AK	—	1,456	10,650	10,250	1,456	20,847	22,303	(3,793)	2006	**
0520	Chandler	AZ	—	3,669	13,503	2,368	3,669	15,581	19,250	(4,785)	2002	40
2040	Mesa	AZ	—	—	17,314	483	—	17,780	17,780	(1,538)	2012	45
0468	Oro Valley	AZ	—	1,050	6,774	918	1,050	7,117	8,167	(2,389)	2001	43
0356	Phoenix	AZ	—	780	3,199	1,160	780	3,633	4,413	(1,756)	1999	32
0470	Phoenix	AZ	—	280	877	104	280	970	1,250	(307)	2001	43
1066	Scottsdale	AZ	—	5,115	14,064	3,234	4,791	16,972	21,763	(4,344)	2006	40
2021	Scottsdale	AZ	—	—	12,312	1,196	—	13,461	13,461	(2,208)	2012	25
2022	Scottsdale	AZ	—	—	9,179	519	—	9,699	9,699	(1,853)	2012	25
2023	Scottsdale	AZ	—	—	6,398	636	—	7,034	7,034	(1,094)	2012	25
2024	Scottsdale	AZ	—	—	9,522	570	—	10,093	10,093	(1,472)	2012	25
2025	Scottsdale	AZ	—	—	4,102	994	—	5,089	5,089	(958)	2012	25
2026	Scottsdale	AZ	—	—	3,655	554	—	4,179	4,179	(598)	2012	25
2027	Scottsdale	AZ	—	—	7,168	862	—	8,030	8,030	(1,245)	2012	25
2028	Scottsdale	AZ	—	—	6,659	840	—	7,499	7,499	(1,126)	2012	25
0453	Tucson	AZ	—	215	6,318	1,189	326	6,977	7,303	(2,896)	2000	35
0556	Tucson	AZ	—	215	3,940	1,084	267	4,544	4,811	(1,174)	2003	43
1041	Brentwood	CA	—	—	30,864	2,640	187	33,121	33,308	(8,091)	2006	40
1200	Encino	CA	—	6,151	10,438	3,206	6,534	12,746	19,280	(4,013)	2006	33
0436	Murietta	CA	—	400	9,266	2,800	578	10,883	11,461	(4,869)	1999	33
0239	Poway	CA	—	2,700	10,839	2,665	2,872	11,684	14,556	(5,928)	1997	35

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2015				Year	Latest Income
			Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		State	December 31, 2015	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
0318	Sacramento	CA	—	2,860	21,850	35,287	2,860	56,290	59,150	(6,279)	1998	*
2404	Sacramento	CA	—	1,268	5,109	130	1,268	5,239	6,507	(137)	2015	30
0234	San Diego	CA	—	2,848	5,879	1,450	3,009	5,214	8,223	(2,975)	1997	21
0235	San Diego	CA	—	2,863	8,913	2,913	3,068	9,450	12,518	(5,672)	1997	21
0236	San Diego	CA	—	4,619	19,370	4,023	4,711	17,954	22,665	(10,161)	1997	21
0421	San Diego	CA	—	2,910	17,362	14,088	2,915	31,444	34,359	(6,901)	1999	22
0564	San Jose	CA	2,762	1,935	1,728	2,136	1,935	3,203	5,138	(1,226)	2003	37
0565	San Jose	CA	6,432	1,460	7,672	527	1,460	8,192	9,652	(2,955)	2003	37
0659	Los Gatos	CA	—	1,718	3,124	622	1,758	3,598	5,356	(1,043)	2000	34
1209	Sherman Oaks	CA	—	7,472	10,075	4,233	7,931	13,523	21,454	(5,736)	2006	22
0439	Valencia	CA	—	2,300	6,967	2,534	2,390	7,861	10,251	(3,209)	1999	35
1211	Valencia	CA	—	1,344	7,507	630	1,383	7,932	9,315	(1,955)	2006	40
0440	West Hills	CA	—	2,100	11,595	2,987	2,156	11,548	13,704	(5,121)	1999	32
0728	Aurora	CO	—	—	8,764	2,223	—	10,986	10,986	(4,746)	2005	39
1196	Aurora	CO	—	210	12,362	1,513	210	13,635	13,845	(3,513)	2006	40
1197	Aurora	CO	—	200	8,414	978	200	9,268	9,468	(2,892)	2006	33
0882	Colorado Springs	CO	—	—	12,933	10,602	—	22,864	22,864	(6,053)	2006	40
0814	Conifer	CO	—	—	1,485	35	13	1,508	1,521	(398)	2005	40
1199	Denver	CO	—	493	7,897	1,865	622	9,400	10,022	(2,581)	2006	33
0808	Englewood	CO	—	—	8,616	7,829	11	15,671	15,682	(4,243)	2005	35
0809	Englewood	CO	—	—	8,449	3,444	—	11,255	11,255	(3,744)	2005	35
0810	Englewood	CO	—	—	8,040	4,792	—	12,411	12,411	(4,745)	2005	35
0811	Englewood	CO	—	—	8,472	2,551	—	10,573	10,573	(3,627)	2005	35
0812	Littleton	CO	—	—	4,562	2,200	257	6,145	6,402	(2,110)	2005	35
0813	Littleton	CO	—	—	4,926	1,796	106	6,144	6,250	(1,693)	2005	38
0570	Lone Tree	CO	—	—	—	19,241	—	18,822	18,822	(5,552)	2003	39
0666	Lone Tree	CO	—	—	23,274	2,382	—	25,328	25,328	(6,597)	2000	37
2233	Lone Tree	CO	—	—	—	23,315	—	23,316	23,316	—	2014	*
1076	Parker	CO	—	—	13,388	640	8	13,946	13,954	(3,471)	2006	40
0510	Thornton	CO	—	236	10,206	3,089	454	13,054	13,508	(4,325)	2002	43
0433	Atlantis	FL	—	—	5,651	836	33	5,596	5,629	(2,556)	1999	35
0434	Atlantis	FL	—	—	2,027	263	5	2,139	2,144	(982)	1999	34
0435	Atlantis	FL	—	—	2,000	738	—	2,484	2,484	(1,179)	1999	32
0602	Atlantis	FL	—	455	2,231	344	455	2,371	2,826	(725)	2000	34
0604	Englewood	FL	—	170	1,134	400	198	1,400	1,598	(463)	2000	34
0609	Kissimmee	FL	—	788	174	226	788	311	1,099	(104)	2000	34
0610	Kissimmee	FL	—	481	347	731	486	1,032	1,518	(339)	2000	34
0671	Kissimmee	FL	—	—	7,574	2,065	—	8,450	8,450	(2,349)	2000	36
0603	Lake Worth	FL	—	1,507	2,894	1,807	1,507	4,569	6,076	(1,450)	2000	34
0612	Margate	FL	—	1,553	6,898	1,275	1,553	8,058	9,611	(2,216)	2000	34
0613	Miami	FL	—	4,392	11,841	3,325	4,392	14,245	18,637	(4,505)	2000	34
2202	Miami	FL	—	—	13,123	2,760	—	15,883	15,883	(996)	2014	25
2203	Miami	FL	—	—	8,877	1,184	—	10,061	10,061	(569)	2014	30
1067	Milton	FL	—	—	8,566	248	—	8,795	8,795	(2,077)	2006	40
0563	Orlando	FL	—	2,144	5,136	4,664	2,343	8,570	10,913	(3,282)	2003	37
0833	Pace	FL	—	—	10,309	2,595	26	10,584	10,610	(2,321)	2006	44
0834	Pensacola	FL	—	—	11,166	478	—	11,644	11,644	(2,724)	2006	45
0614	Plantation	FL	—	969	3,241	1,299	1,017	4,144	5,161	(1,287)	2000	34
0673	Plantation	FL	—	1,091	7,176	902	1,091	7,744	8,835	(2,006)	2002	36
0701	St. Petersburg	FL	—	—	10,141	9,016	—	18,532	18,532	(4,359)	2006	ɫ
1210	Tampa	FL	—	1,967	6,602	5,061	2,142	10,834	12,976	(4,758)	2006	25
1058	Mccaysville	GA	—	—	3,231	18	—	3,249	3,249	(761)	2006	40
1065	Marion	IL	—	99	11,484	389	100	11,854	11,954	(2,920)	2006	40
1057	Newburgh	IN	—	—	14,019	4,080	—	18,093	18,093	(3,910)	2006	40
2039	Kansas City	KS	1,722	440	2,173	9	448	2,173	2,621	(232)	2012	35
2043	Overland Park	KS	—	—	7,668	294	—	7,962	7,962	(764)	2012	40
0483	Wichita	KS	—	530	3,341	460	530	3,801	4,331	(1,389)	2001	45
1064	Lexington	KY	—	—	12,726	1,164	—	13,777	13,777	(3,663)	2006	40
0735	Louisville	KY	—	936	8,426	4,551	936	11,435	12,371	(8,935)	2005	11
0737	Louisville	KY	—	835	27,627	4,144	877	30,240	31,117	(9,139)	2005	37
0738	Louisville	KY	4,743	780	8,582	4,561	818	11,856	12,674	(6,339)	2005	18
0739	Louisville	KY	7,667	826	13,814	1,712	832	14,622	15,454	(4,476)	2005	38
0740	Louisville	KY	8,301	2,983	13,171	4,065	2,991	16,612	19,603	(6,130)	2005	30
1944	Louisville	KY	—	788	2,414	—	788	2,414	3,202	(483)	2010	25
1945	Louisville	KY	24,644	3,255	28,644	665	3,255	29,008	32,263	(5,127)	2010	30
1946	Louisville	KY	—	430	6,125	53	430	6,178	6,608	(1,031)	2010	30
2237	Louisville	KY	9,901	1,519	15,386	495	1,542	15,857	17,399	(671)	2014	25
2238	Louisville	KY	9,901	1,334	12,172	378	1,423	12,461	13,884	(548)	2014	25
2239	Louisville	KY	12,557	1,644	10,832	649	1,661	11,465	13,126	(476)	2014	25
1324	Haverhill	MA	—	800	8,537	1,911	869	10,122	10,991	(3,066)	2007	40
1213	Ellicott City	MD	—	1,115	3,206	2,554	1,222	5,432	6,654	(1,853)	2006	34
0361	GlenBurnie	MD	—	670	5,085	—	670	5,085	5,755	(2,421)	1999	35
1052	Towson	MD	—	—	14,233	3,611	—	15,800	15,800	(5,491)	2006	40
0240	Minneapolis	MN	—	117	13,213	1,734	117	14,463	14,580	(7,380)	1997	32
0300	Minneapolis	MN	—	160	10,131	3,251	160	12,437	12,597	(6,038)	1997	35
2032	Independence	MO	31,274	—	48,025	572	—	48,596	48,596	(3,795)	2012	45
1078	Flowood	MS	—	—	8,413	729	—	9,115	9,115	(2,422)	2006	40
1059	Jackson	MS	—	—	8,868	73	—	8,941	8,941	(2,071)	2006	40
1060	Jackson	MS	—	—	7,187	2,160	—	9,347	9,347	(2,639)	2006	40
1068	Omaha	NE	—	—	16,243	932	17	17,097	17,114	(4,139)	2006	40
0729	Albuquerque	NM	—	—	5,380	388	—	5,768	5,768	(1,713)	2005	39
0348	Elko	NV	—	55	2,637	12	55	2,649	2,704	(1,279)	1999	35
0571	Las Vegas	NV	—	—	—	18,729	—	17,638	17,638	(5,320)	2003	40
0660	Las Vegas	NV	—	1,121	4,363	4,611	1,302	7,363	8,665	(2,719)	2000	34
0661	Las Vegas	NV	—	2,305	4,829	4,513	2,447	8,362	10,809	(2,918)	2000	34
0662	Las Vegas	NV	—	3,480	12,305	4,637	3,480	15,258	18,738	(4,563)	2000	34
0663	Las Vegas	NV	—	1,717	3,597	3,273	1,724	5,789	7,513	(1,816)	2000	34
0664	Las Vegas	NV	—	1,172	—	175	1,172	175	1,347	—	2000	*
0691	Las Vegas	NV	—	3,244	18,339	7,095	3,273	24,277	27,550	(7,800)	2004	30
2037	Mesquite	NV	2,908	—	5,559	57	—	5,616	5,616	(534)	2012	40
1285	Cleveland	OH	—	823	2,726	925	853	2,917	3,770	(977)	2006	40
0400	Harrison	OH	—	—	4,561	300	—	4,861	4,861	(2,257)	1999	35
1054	Durant	OK	—	619	9,256	1,636	659	10,833	11,492	(2,454)	2006	40
0817	Owasso	OK	—	—	6,582	808	—	7,275	7,275	(3,262)	2005	40
0404	Roseburg	OR	—	—	5,707	—	—	5,707	5,707	(2,570)	1999	35
2234	Philadelphia	PA	—	24,264	99,904	2,204	24,264	102,108	126,372	(3,968)	2014	35
2403	Philadelphia	PA	—	26,063	97,646	3,405	26,084	101,031	127,115	(2,685)	2015	25
0252	Clarksville	TN	—	765	4,184	60	765	4,244	5,009	(2,130)	1998	35
0624	Hendersonville	TN	—	256	1,530	1,483	256	2,656	2,912	(789)	2000	34
0559	Hermitage	TN	—	830	5,036	5,698	830	10,136	10,966	(3,621)	2003	35
0561	Hermitage	TN	—	596	9,698	4,377	596	13,454	14,050	(5,123)	2003	37
0562	Hermitage	TN	—	317	6,528	2,589	317	8,538	8,855	(3,168)	2003	37
0154	Knoxville	TN	—	700	4,559	4,856	700	9,322	10,022	(3,600)	1994	19
0625	Nashville	TN	—	955	14,289	2,319	955	15,545	16,500	(4,649)	2000	34
0626	Nashville	TN	—	2,050	5,211	3,498	2,055	8,320	10,375	(2,682)	2000	34
0627	Nashville	TN	—	1,007	181	649	1,007	805	1,812	(324)	2000	34
0628	Nashville	TN	—	2,980	7,164	2,186	2,980	8,979	11,959	(2,800)	2000	34
0630	Nashville	TN	—	515	848	286	528	1,120	1,648	(394)	2000	34
0631	Nashville	TN	—	266	1,305	1,384	266	2,469	2,735	(771)	2000	34
0632	Nashville	TN	—	827	7,642	3,699	827	10,316	11,143	(3,200)	2000	34
0633	Nashville	TN	—	5,425	12,577	4,144	5,425	16,440	21,865	(5,616)	2000	34
0634	Nashville	TN	—	3,818	15,185	7,422	3,818	21,238	25,056	(6,348)	2000	34
0636	Nashville	TN	—	583	450	303	583	753	1,336	(205)	2000	34

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2015				Year	Latest Income
			Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		State	December 31, 2015	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
0573	Arlington	TX	—	769	12,355	3,707	769	15,342	16,111	(4,278)	2003	34
0576	Conroe	TX	—	324	4,842	2,024	324	5,902	6,226	(1,778)	2000	34
0577	Conroe	TX	—	397	7,966	2,363	397	9,840	10,237	(2,839)	2000	34
0578	Conroe	TX	—	388	7,975	3,862	388	11,649	12,037	(3,271)	2006	31
0579	Conroe	TX	—	188	3,618	983	188	4,583	4,771	(1,322)	2000	34
0581	Corpus Christi	TX	—	717	8,181	4,852	717	12,204	12,921	(3,903)	2000	34
0600	Corpus Christi	TX	—	328	3,210	3,735	328	6,483	6,811	(2,139)	2000	34
0601	Corpus Christi	TX	—	313	1,771	1,663	313	2,999	3,312	(813)	2000	34
2244	Cypress	TX	—	—	—	20,330	—	20,330	20,330	—	2015	*
0582	Dallas	TX	—	1,664	6,785	3,251	1,706	9,398	11,104	(3,020)	2000	34
1314	Dallas	TX	—	15,230	162,971	8,480	15,860	169,116	184,976	(44,163)	2006	35
2201	Dallas	TX	—	1,043	25,841	61	1,043	25,901	26,944	(1,053)	2014	35
0583	Fort Worth	TX	—	898	4,866	1,776	898	6,439	7,337	(2,174)	2000	34
0805	Fort Worth	TX	—	—	2,481	1,138	2	3,444	3,446	(1,420)	2005	25
0806	Fort Worth	TX	—	—	6,070	371	5	6,335	6,340	(1,696)	2005	40
2231	Fort Worth	TX	—	902	—	44	946	—	946	(3)	2014	**
1061	Granbury	TX	—	—	6,863	197	—	7,060	7,060	(1,683)	2006	40
0430	Houston	TX	—	1,927	33,140	4,344	2,070	36,424	38,494	(16,662)	1999	35
0446	Houston	TX	—	2,200	19,585	8,033	2,209	22,938	25,147	(15,751)	1999	17
0586	Houston	TX	—	1,033	3,165	1,218	1,033	3,938	4,971	(1,247)	2000	34
0589	Houston	TX	—	1,676	12,602	4,559	1,706	15,562	17,268	(4,569)	2000	34
0670	Houston	TX	—	257	2,884	1,252	318	3,843	4,161	(1,302)	2000	35
0702	Houston	TX	—	—	7,414	1,639	7	8,877	8,884	(2,925)	2004	36
1044	Houston	TX	—	—	4,838	3,218	—	7,964	7,964	(2,853)	2006	40
2542	Houston	TX	—	304	17,764	—	304	17,764	18,068	(272)	2015	35
2543	Houston	TX	—	116	6,555	—	116	6,555	6,671	(118)	2015	30
2544	Houston	TX	—	312	12,094	—	312	12,094	12,406	(222)	2015	30
2545	Houston	TX	—	316	13,931	—	316	13,931	14,247	(194)	2015	40
2546	Houton	TX	—	408	18,332	—	408	18,332	18,740	(400)	2015	25
2547	Houston	TX	—	470	18,197	—	470	18,197	18,667	(336)	2015	30
2548	Houston	TX	—	313	7,036	—	313	7,036	7,349	(166)	2015	25
2549	Houston	TX	—	530	22,711	—	530	22,711	23,241	(278)	2015	45
0590	Irving	TX	—	828	6,160	2,572	828	8,543	9,371	(2,619)	2000	34
0700	Irving	TX	—	—	8,550	3,362	—	11,471	11,471	(3,968)	2006	34
1202	Irving	TX	—	1,604	16,107	987	1,633	17,034	18,667	(4,101)	2006	40
1207	Irving	TX	—	1,955	12,793	1,616	1,986	14,377	16,363	(3,472)	2006	40
1062	Lancaster	TX	—	172	2,692	1,091	185	3,715	3,900	(1,172)	2006	39
2195	Lancaster	TX	—	—	1,138	672	131	1,679	1,810	(178)	2006	39
0591	Lewisville	TX	—	561	8,043	1,425	561	9,374	9,935	(2,708)	2000	34
0144	Longview	TX	—	102	7,998	450	102	8,447	8,549	(4,269)	1992	45
0143	Lufkin	TX	—	338	2,383	47	338	2,390	2,728	(1,114)	1992	45
0568	Mckinney	TX	—	541	6,217	1,039	541	6,588	7,129	(2,212)	2003	36
0569	Mckinney	TX	—	—	636	7,748	—	7,703	7,703	(2,345)	2003	40
1079	Nassau Bay	TX	—	—	8,942	1,178	—	9,985	9,985	(2,491)	2006	40
0596	North Richland Hills	TX	—	812	8,883	2,350	812	10,890	11,702	(3,013)	2000	37
2048	North Richland Hills	TX	—	1,385	10,213	1,427	1,399	11,626	13,025	(1,566)	2012	30
1048	Pearland	TX	—	—	4,014	4,173	—	7,783	7,783	(2,370)	2006	40
2232	Pearland	TX	—	—	—	13,874	—	13,874	13,874	(3)	2014	*
0447	Plano	TX	—	1,700	7,810	6,191	1,727	13,355	15,082	(5,124)	1999	20
0597	Plano	TX	—	1,210	9,588	3,831	1,210	12,641	13,851	(3,565)	2000	34
0672	Plano	TX	—	1,389	12,768	1,824	1,389	13,385	14,774	(3,567)	2002	36
1284	Plano	TX	—	2,049	18,793	1,950	2,101	18,735	20,836	(6,125)	2006	40
1286	Plano	TX	—	3,300	—	—	3,300	—	3,300	—	2006	**
0815	San Antonio	TX	—	—	9,193	1,472	12	10,191	10,203	(3,022)	2006	35
0816	San Antonio	TX	3,854	—	8,699	2,640	148	10,673	10,821	(2,920)	2006	35
1591	San Antonio	TX	—	—	7,309	355	12	7,653	7,665	(1,474)	2010	30
1977	San Antonio	TX	—	—	26,191	1,118	—	27,301	27,301	(4,819)	2011	30
0598	Sugarland	TX	—	1,078	5,158	2,236	1,170	6,879	8,049	(2,219)	2000	34
0599	Texas City	TX	—	—	9,519	157	—	9,676	9,676	(2,489)	2000	37
0152	Victoria	TX	—	125	8,977	394	125	9,370	9,495	(4,314)	1994	45
2550	The Woodlands	TX	—	115	5,141	—	115	5,141	5,256	(80)	2015	35
2551	The Woodlands	TX	—	296	18,282	—	296	18,282	18,578	(248)	2015	40
2552	The Woodlands	TX	—	374	25,125	—	374	25,125	25,499	(302)	2015	45
1592	Bountiful	UT	4,870	999	7,426	161	999	7,587	8,586	(1,374)	2010	30
0169	Bountiful	UT	—	276	5,237	1,078	348	6,086	6,434	(2,682)	1995	45
0346	Castle Dale	UT	—	50	1,818	63	50	1,881	1,931	(934)	1998	35
0347	Centerville	UT	—	300	1,288	191	300	1,479	1,779	(790)	1999	35
2035	Draper	UT	5,384	—	10,803	113	—	10,916	10,916	(972)	2012	45
0469	Kaysville	UT	—	530	4,493	226	530	4,719	5,249	(1,517)	2001	43
0456	Layton	UT	—	371	7,073	861	389	7,675	8,064	(3,117)	2001	35
2042	Layton	UT	—	—	10,975	83	—	11,058	11,058	(900)	2012	45
0359	Ogden	UT	—	180	1,695	187	180	1,761	1,941	(819)	1999	35
1283	Ogden	UT	—	106	4,464	696	106	4,241	4,347	(4,167)	2006	40
0357	Orem	UT	—	337	8,744	1,622	306	8,128	8,434	(3,898)	1999	35
0371	Providence	UT	—	240	3,876	250	256	3,820	4,076	(1,788)	1999	35
0353	Salt Lake City	UT	—	190	779	148	201	916	1,117	(446)	1999	35
0354	Salt Lake City	UT	—	220	10,732	1,727	220	12,179	12,399	(5,885)	1999	35
0355	Salt Lake City	UT	—	180	14,792	1,835	180	16,102	16,282	(7,674)	1999	35
0467	Salt Lake City	UT	—	3,000	7,541	2,013	3,126	9,081	12,207	(3,024)	2001	38
0566	Salt Lake City	UT	—	509	4,044	1,512	509	5,200	5,709	(1,752)	2003	37
2041	Salt Lake City	UT	—	—	12,326	73	—	12,399	12,399	(1,039)	2012	45
2033	Sandy	UT	—	867	3,513	718	867	4,231	5,098	(717)	2012	20
0358	Springville	UT	—	85	1,493	233	95	1,618	1,713	(779)	1999	35
0482	Stansbury	UT	—	450	3,201	374	450	3,448	3,898	(1,182)	2001	45
0351	Washington Terrace	UT	—	—	4,573	2,299	17	6,421	6,438	(3,141)	1999	35
0352	Washington Terrace	UT	—	—	2,692	1,159	15	3,470	3,485	(1,591)	1999	35
2034	West Jordan	UT	7,118	—	12,021	—	—	12,021	12,021	(996)	2012	45
2036	West Jordan	UT	947	—	1,383	329	—	1,713	1,713	(308)	2012	20
0495	West Valley City	UT	—	410	8,266	1,002	410	9,268	9,678	(3,909)	2002	35
0349	West Valley City	UT	—	1,070	17,463	128	1,036	17,581	18,617	(8,461)	1999	35
1208	Fairfax	VA	—	8,396	16,709	4,406	8,494	20,467	28,961	(6,819)	2006	28
2230	Fredericksburg	VA	—	1,101	8,570	—	1,101	8,570	9,671	(347)	2014	40
0572	Reston	VA	—	—	11,902	563	—	12,394	12,394	(4,328)	2003	43
0448	Renton	WA	—	—	18,724	1,973	—	19,469	19,469	(8,824)	1999	35
0781	Seattle	WA	—	—	52,703	11,475	—	60,430	60,430	(17,488)	2004	39
0782	Seattle	WA	—	—	24,382	11,409	125	34,502	34,627	(9,828)	2004	36
0783	Seattle	WA	—	—	5,625	1,318	183	6,685	6,868	(6,147)	2004	10
0785	Seattle	WA	—	—	7,293	4,596	—	10,723	10,723	(2,740)	2004	33
1385	Seattle	WA	—	—	45,027	2,271	—	47,120	47,120	(11,601)	2007	30
2038	Evanston	WY	—	—	4,601	8	—	4,609	4,609	(429)	2012	40
0884	Coyoacan	MX	—	415	3,739	(666)	70	3,417	3,487	(799)	2006	40
			$144,985	$253,637	$2,433,193	$587,192	$259,512	$2,913,075	$3,172,587	$(735,839)
Hospital
0126	Sherwood	AR	—	709	9,604	—	709	9,588	10,297	(5,311)	1990	45
0113	Glendale	AZ	—	1,565	7,050	—	1,565	7,050	8,615	(3,984)	1988	45
1038	Fresno	CA	—	3,652	29,113	21,935	3,652	51,048	54,700	(13,923)	2006	40
0423	Irvine	CA	—	18,000	70,800	—	18,000	70,800	88,800	(32,709)	1999	35
0127	Colorado Springs	CO	—	690	8,338	—	690	8,338	9,028	(4,599)	1989	45
0887	Atlanta	GA	—	4,300	13,690	—	4,300	11,890	16,190	(5,251)	2007	40
0112	Overland Park	KS	—	2,316	10,681	—	2,316	10,680	12,996	(6,250)	1988	45
1383	Baton Rouge	LA	—	690	8,545	87	690	8,502	9,192	(3,110)	2007	40
0877	Slidell	LA	—	1,490	22,034	—	1,490	20,934	22,424	(4,799)	2006	40
2031	Slidell	LA	—	3,000	—	643	3,000	643	3,643	—	2012	**
0886	Dallas	TX	—	1,820	8,508	26	1,820	7,454	9,274	(1,646)	2007	40
1319	Dallas	TX	—	18,840	155,659	1,465	18,840	157,124	175,964	(39,257)	2007	35
1384	Plano	TX	—	6,290	22,686	5,705	6,290	28,202	34,492	(9,617)	2007	25
2198	Webster	TX	—	2,220	9,602	—	2,220	9,602	11,822	(979)	2013	35
			$—	$65,582	$376,310	$29,861	$65,582	$401,855	$467,437	$(131,435)
Total operations properties			$932,212	$1,984,966	$11,444,006	$1,695,529	$1,995,612	$12,890,310	$14,885,922	$(2,605,036)
Corporate and other assets			—	—	—	313	45	1,785	1,830	—
Total			$932,212	$1,984,966	$11,444,006	$1,695,842	$1,995,657	$12,892,095	$14,887,752	$(2,605,036)

*	Property is in development and not yet placed in service or taken out of service and placed in redevelopment.
**	Represents land parcels which are not depreciated.
†	A portion of the property has been taken out of service and placed in redevelopment.
(1)	At December 31, 2015, the tax basis of the Company’s net real estate assets is less than the reported amounts by approximately $1.6 billion (unaudited).
(b)	A summary of activity for real estate and accumulated depreciation follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Real estate:
Balances at beginning of year	$13,137,644	$12,592,841	$12,524,224
Acquisition of real estate and development and improvements	1,930,931	756,043	257,189
Disposition of real estate	(121,374)	(169,311)	(78,151)
Impairments	(3,118)	—	—
Balances associated with changes in reporting presentation(1)	(56,331)	(41,929)	(110,421)
Balances at end of year	$14,887,752	$13,137,644	$12,592,841
Accumulated depreciation:
Balances at beginning of year	$2,250,757	$1,965,592	$1,694,892
Depreciation expense	418,591	384,019	353,344
Disposition of real estate	(17,251)	(55,745)	(38,447)
Balances associated with changes in reporting presentation(1)	(47,061)	(43,109)	(44,197)
Balances at end of year	$2,605,036	$2,250,757	$1,965,592

(1)

The balances associated with changes in reporting presentation represent real estate and accumulated depreciation related to fully depreciated assets written off, properties placed into discontinued operations or where the lease classification has changed to direct financing leases.

(a) 2.Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 9, 2016

HCP, Inc. (Registrant)

/s/ Lauralee E. Martin
Lauralee E. Martin,
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lauralee E. Martin	President and Chief Executive Officer	February 9, 2016
Lauralee E. Martin	(Principal Executive Officer), Director

/s/ Timothy M. Schoen	Executive Vice President and Chief	February 9, 2016
Timothy M. Schoen	Financial Officer (Principal Financial Officer)

/s/ Scott A. Anderson	Executive Vice President and Chief	February 9, 2016
Scott A. Anderson	Accounting Officer (Principal Accounting Officer)

/s/ Brian G. Cartwright	Director	February 9, 2016
Brian G. Cartwright

/s/ Christine N. Garvey	Director	February 9, 2016
Christine N. Garvey

/s/ David B. Henry	Director	February 9, 2016
David B. Henry

/s/ James P. Hoffmann	Director	February 9, 2016
James P. Hoffmann

/s/ Michael D. McKee	Director	February 9, 2016
Michael D. McKee

/s/ Peter L. Rhein	Director	February 9, 2016
Peter L. Rhein

/s/ Joseph P. Sullivan	Director	February 9, 2016
Joseph P. Sullivan

EXHIBIT INDEX

Exhibit		Incorporated by reference herein
Number	Description	Form	Date Filed
2.1	Purchase Agreement, dated as of December 13, 2010, by and among HCP, Inc., HCP 2010 REIT LLC, HCR ManorCare, Inc., HCR Properties, LLC and HCR Healthcare, LLC.***	Current Report on Form 8‑K (File No. 001‑08895)	December 14, 2010
2.1.1	Amendment to Purchase Agreement, dated as of April 7, 2011, by and among HCP, Inc., HCP 2010 REIT LLC, HCR ManorCare MergeCo, Inc., HCR ManorCare, LLC, HCR Properties, LLC and HCR Healthcare, LLC.**	Current Report on Form 8‑K (File No. 001‑08895)	April 13, 2011
2.2

Purchase and Sale Agreement, dated as of October 16, 2012, by and among BRE/SW Portfolio LLC, those owner entities listed on Schedule 1 thereto, HCP, Inc. and Emeritus Corporation; and First Amendment to such Purchase and Sale Agreement, by and among such parties, dated as of December 4, 2012.***

		Quarterly Report on Form 10‑Q (File No. 001‑08895)	May 2, 2013
2.3	Master Contribution and Transactions Agreement, dated April 23, 2014, by and between HCP, Inc. and Brookdale Senior Living Inc.***	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
3.1	Articles of Restatement of HCP.	Registration Statement on Form S‑3 (Registration No. 333‑182824)	July 24, 2012
3.2	Fifth Amended and Restated Bylaws of HCP.	Current Report on Form 8‑K (File No. 001‑08895)	February 11, 2015
3.3	Amendment No. 1 to Fifth Amended and Restated Bylaws of HCP.	Current Report on Form 8‑K (File No. 001‑08895)	February 1, 2016
4.1	Indenture, dated as of September 1, 1993, between HCP and The Bank of New York, as Trustee.	Registration Statement on Form S‑3/A (Registration No. 333‑86654)	May 21, 2002
4.1.1	First Supplemental Indenture dated as of January 24, 2011, to the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Current Report on Form 8‑K (File No. 001‑08895)	January 24, 2011
4.2	Indenture, dated November 19, 2012, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑ 08895)	November 19, 2012
4.2.1	First Supplemental Indenture, dated November 19, 2012, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	November 19, 2012
4.2.2	Second Supplemental Indenture, dated November 12, 2013, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	November 13, 2013
4.2.3	Third Supplemental Indenture dated February 21, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	February 24, 2014
4.2.4	Fourth Supplemental Indenture, dated August 14, 2014, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	August 14, 2014
4.2.5	Fifth Supplemental Indenture, dated January 21, 2015, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	January 21, 2015

Exhibit		Incorporated by reference herein
Number	Description	Form	Date Filed
4.2.6	Sixth Supplemental Indenture, dated May 20, 2015, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	May 20, 2015
4.2.7	Seventh Supplemental Indenture dated December 1, 2015, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	December 1, 2015
4.3	Form of Fixed Rate Global Medium‑Term Note.	Current Report on Form 8‑K (File No. 001‑08895)	November 20, 2003
4.4	Form of Floating Rate Global Medium‑Term Note.	Current Report on Form 8‑K (File No. 001‑08895)	November 20, 2003
4.5	Form of Fixed Rate Global Medium‑Term Note.	Current Report on Form 8‑K (File No. 001‑08895)	February 17, 2006
4.6	Form of Floating Rate Global Medium‑Term Note.	Current Report on Form 8‑K (File No. 001‑08895)	February 17, 2006
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

		Quarterly Report on Form 10‑Q (File No. 001‑08895)	October 30, 2007
4.13	Form of 3.750% Senior Notes due 2016.	Current Report on Form 8‑K (File No. 001‑08895)	January 24, 2011
4.14	Form of 5.375% Senior Notes due 2021.	Current Report on Form 8‑K (File No. 001‑08895)	January 24, 2011
4.15	Form of 6.750% Senior Notes due 2041.	Current Report on Form 8‑K (File No. 001‑08895)	January 24, 2011
4.16	Form of 3.75% Senior Notes due 2019.	Current Report on Form 8‑K (File No. 001‑08895)	January 23, 2012

Exhibit		Incorporated by reference herein
Number	Description	Form	Date Filed
4.17	Form of 3.15% Senior Notes due 2022.	Current Report on Form 8‑K (File No. 001‑08895)	July 23, 2012
4.18	Form of 2.625% Senior Notes due 2020.	Current Report on Form 8‑K (File No. 001‑08895)	November 19, 2012
4.19	Form of 4.250% Senior Notes due 2023.	Current Report on Form 8‑K (File No. 001‑08895)	November 13, 2013
4.20	Form of 4.20% Senior Notes due 2024.	Current Report on Form 8‑K (File No. 001‑08895)	February 24, 2014
4.21	Form of 3.875% Senior Notes due 2024.	Current Report on Form 8‑K (File No. 001‑08895)	August 14, 2014
4.22	Form of 3.400% Senior Notes due 2025.	Current Report on Form 8‑K (File No. 001‑08895)	January 21, 2015
4.23	Form of 4.000% Senior Notes due 2025.	Current Report on Form 8‑K (File No. 001‑08895)	May 20, 2015
4.24	Form of 4.000% Senior Notes due 2022.	Current Report on Form 8‑K (File No. 001‑08895)	December 1, 2015
10.1	Second Amended and Restated Director Deferred Compensation Plan.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 3, 2009
10.2	Amended and Restated Executive Retirement Plan, effective as of May 7, 2003.*	Annual Report on Form 10‑K (File No. 001‑08895)	March 15, 2004
10.3	2006 Performance Incentive Plan, as amended and restated.*	Annex 2 to HCP’s Proxy Statement (File No. 001‑08895)	March 10, 2009
10.3.1	Form of Employee 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with five‑year installment vesting.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	April 28, 2009
10.3.2	Form of Director 2006 Performance Incentive Plan Director Stock Unit Award Agreement with four‑year installment vesting.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	August 4, 2009
10.3.3	HCP, Inc. Terms and Conditions Applicable to Restricted Stock Unit Awards Granted Under the 2006 Performance Incentive Plan.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	May 3, 2011
10.3.4	Form of Employee 2006 Performance Incentive Plan Nonqualified Stock Option Agreement.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	May 1, 2012
10.3.5	Form of Employee 2006 Performance Incentive Plan Performance‑Based Restricted Stock Unit Agreement.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	May 1, 2012
10.3.6	Form of Employee 2006 Performance Incentive Plan Time‑Based Restricted Stock Unit Agreement.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	May 1, 2012
10.3.7	Restricted Stock Unit Award Agreement, dated as of October 3, 2013, by and between HCP and Paul F. Gallagher.*	Quarterly Report on Form 10‑Q (File 001‑ 08895)	November 4, 2013
10.3.8	Restricted Stock Unit Award Agreement, dated as of October 3, 2013, by and between HCP and Timothy M. Schoen.*	Quarterly Report on Form 10‑Q (File 001‑ 08895)	November 4, 2013
10.3.9	Restricted Stock Unit Award Agreement, dated as of October 31, 2013, by and between HCP and James W. Mercer.*	Quarterly Report on Form 10‑Q (File 001‑ 08895)	November 4, 2013
10.3.10	Amended 2013 Restricted Stock Award Agreement, dated as of December 20, 2013, by and between HCP and Lauralee E. Martin.*	Annual Report on Form 10‑K (File No. 001‑08895)	February 11, 2014

Exhibit		Incorporated by reference herein
Number	Description	Form	Date Filed
10.4	HCP, Inc. 2014 Performance Incentive Plan.*	Current Report on Form 8‑K (File No. 001‑08895)	May 6, 2014
10.4.1	Form of 2014 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Award Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.2	Form of 2014 Performance Incentive Plan CEO Annual LTIP Restricted Stock Unit Award Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.3	Form of 2014 Performance Incentive Plan CEO Annual LTIP Option Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.4	Form of 2014 Performance Incentive Plan CEO 3-Year LTIP Restricted Stock Unit Award Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.5	Form of 2014 Performance Incentive Plan NEO Annual LTIP Restricted Stock Unit Award Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.6	Form of 2014 Performance Incentive Plan NEO Annual LTIP Option Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.7	Form of 2014 Performance Incentive Plan NEO 3-Year LTIP Restricted Stock Unit Award Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.8	Form of 2014 Performance Incentive Plan Non-NEO Restricted Stock Unit Award Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.9	Form of 2014 Performance Incentive Plan Non-NEO Option Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.10	Form of 2014 Performance Incentive Plan Non-Employee Directors Stock-for-Fees Program.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.11	Form of CEO 3-Year LTIP RSU Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.4.12	Form of CEO 1-Year LTIP RSU Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.4.13	Form of CEO Retentive LTIP RSU Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.4.14	Form of NEO 3-Year LTIP RSU Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.4.15	Form of NEO 1-Year LTIP RSU Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.4.16	Form of NEO Retentive LTIP RSU Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.4.17	Form of Non-Employee Director RSU Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.5	Change in Control Severance Plan.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	October 30, 2012
10.5.1	HCP, Inc. Change in Control Severance Plan (as Amended and Restated as of March 13, 2014).*	Annual Report on Form 10-K (File No. 001‑08895)	February 10, 2015
10.6	Amended and Restated Dividend Reinvestment and Stock Purchase Plan, amended as of July 25, 2012.	Registration Statement on Form S‑3 (Registration No. 333‑182824)	July 24, 2012 and as supplemented on July 25, 2012
10.7	Amended and Restated Dividend Reinvestment and Stock Purchase Plan, amended as of June 26, 2015.	Registration Statement on Form S‑3 (Registration No. 333‑205241)	June 26, 2015 and as supplemented on June 26, 2015

Exhibit		Incorporated by reference herein
Number	Description	Form	Date Filed
10.8	Form of Directors and Officers Indemnification Agreement.*	Annual Report on Form 10‑K, as amended (File No. 001‑08895)	February 12, 2008
10.9	Employment Agreement, dated as of January 26, 2012, by and between HCP and Paul F. Gallagher.*	Current Report on Form 8‑K (File 001‑08895)	February 1, 2012
10.9.1	Amendment No. 1, dated as of April 5, 2013, to the Employment Agreement, dated as of January 26, 2012, by and between HCP and Paul F. Gallagher.*	Current Report on Form 8‑K (File 001‑08895)	April 5, 2013
10.9.2	Term Sheet Amendment to Employment Agreement, dated as of October 3, 2013, by and between HCP and Paul F. Gallagher.*	Current Report on Form 8‑K (File 001‑08895)	October 3, 2013
10.9.3	Amendment No. 2, dated as of October 31, 2013, to the Employment Agreement, dated as of January 26, 2012, by and between HCP and Paul F. Gallagher.*	Quarterly Report on Form 10‑Q (File 001‑08895)	November 4, 2013
10.10	Employment Agreement, dated as of January 26, 2012, by and between HCP and Timothy M. Schoen.*	Current Report on Form 8‑K (File 001‑08895)	February 1, 2012
10.10.1	Amendment No. 1, dated as of April 5, 2013, to the Employment Agreement, dated as of January 26, 2012, by and between HCP and Timothy M. Schoen.*	Current Report on Form 8‑K (File 001‑08895)	April 5, 2013
10.10.2	Term Sheet Amendment to Employment Agreement, dated as of October 3, 2013, by and between HCP and Timothy M. Schoen.*	Current Report on Form 8‑K (File 001‑ 08895)	October 3, 2013
10.10.3	Amendment No. 2, dated as of October 31, 2013, to the Employment Agreement, dated as of January 26, 2012, by and between HCP and Timothy M. Schoen.*	Quarterly Report on Form 10‑Q (File 001‑08895)	November 4, 2013
10.11	Employment Agreement, dated October 25, 2012, by and between HCP, Inc. and James W. Mercer.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	October 30, 2012
10.11.1	Amendment No. 1, dated as of April 5, 2013, to the Employment Agreement, dated as of January 26, 2012, by and between HCP and James W. Mercer.*	Current Report on Form 8‑K (File 001‑08895)	April 5, 2013
10.11.2	Amendment No. 2, dated as of October 31, 2013, to the Employment Agreement, dated as of January 26, 2012, by and between HCP and James W. Mercer.*	Quarterly Report on Form 10‑Q (File 001‑08895)	November 4, 2013
10.12	Employment Agreement, dated as of October 2, 2013, by and between HCP and Lauralee E. Martin.*	Current Report on Form 8‑K (File 001‑08895)	October 3, 2013
10.13	Employment Agreement, effective as of September 8, 2015, by and between HCP and J. Justin Hutchens.*	Quarterly Report on Form 10‑Q (File 001‑08895)	November 3, 2015
10.13.1	Amendment No. 1 to Employment Agreement, dated as of September 1, 2015, by and between HCP and J. Justin Hutchens.*	Quarterly Report on Form 10‑Q (File 001‑08895)	November 3, 2015
10.14	Separation, Consulting and General Release Agreement, dated as of June 18, 2015, between HCP and Paul F. Gallagher.*	Current Report on Form 8‑K (File 001‑08895)	June 18, 2015
10.15	Separation, Consulting and General Release Agreement, dated as of January 12, 2016, between HCP and James W. Mercer.*	Current Report on Form 8‑K (File 001‑08895)	January 13, 2016

Exhibit		Incorporated by reference herein
Number	Description	Form	Date Filed
10.16	Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, dated as of January 20, 1999.	Annual Report on Form 10‑K (File No. 001‑ 08895)	March 29, 1999
10.17	Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, dated as of August 17, 2001, as amended.	Current Report on Form 8‑K (File No. 001‑08895)	November 9, 2012
10.18	Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 2, 2003.	Quarterly Report on Form 10‑Q (File No. 001‑ 08895)	November 12, 2003
10.18.1	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of September 29, 2004.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 8, 2004
10.18.2	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 29, 2004.	Annual Report on Form 10‑K (File No. 001‑08895)	March 15, 2005
10.18.3

Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC and New Member Joinder Agreement, dated as of October 19, 2005, by and among HCP, HCPI/Tennessee, LLC and A. Daniel Weyland.

		Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 1, 2005
10.18.4	Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, effective as of January 1, 2007.	Annual Report on Form 10‑K, as amended (File No. 001‑08895)	February 12, 2008
10.19	Amended and Restated Limited Liability Company Agreement of HC PDR MCD, LLC, dated as of February 9, 2007.	Current Report on Form 8‑K (File No. 001‑ 08895)	April 20, 2012
10.20	Amended and Restated Limited Liability Company Agreement of HCP DR California II, LLC, dated as of June 1, 2014.	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.21	Stockholders Agreement, dated as of December 13, 2010, among HCP, Inc., HCR ManorCare, Inc. and certain stockholders of HCR ManorCare, Inc.	Current Report on Form 8‑K (File No. 001‑08895)	December 14, 2010
10.22	Credit Agreement, dated March 11, 2011, by and among HCP, as borrower, the lenders referred to therein, and Bank of America, N.A., as administrative agent.	Current Report on Form 8‑K (File No. 001‑08895)	March 15, 2011
10.22.1	Amendment No. 1 to Credit Agreement, dated March 27, 2012, by and among HCP, as borrower, the lenders referred to therein and Bank of America, N.A., as administrative agent.	Current Report on Form 8‑K (File No. 001‑08895)	March 29, 2012
10.22.2	Amendment No. 2 to Credit Agreement, dated May 7, 2013, by and among HCP, as borrower, the financial institutions referred to therein, and Bank of America, N.A., as administrative agent.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	August 2, 2013
10.22.3	Amendment No. 3 to Credit Agreement, dated March 31, 2014, by and among the Company, as borrower, the financial institutions referred to therein, and Bank of America, N.A., as administrative agent.	Current Report on Form 8‑K (File No. 001‑08895)	March 31, 2014

Exhibit		Incorporated by reference herein
Number	Description	Form	Date Filed
10.22.4	Amendment No. 4 to Credit Agreement, dated November 24, 2014, by and among the Company, as borrower, the financial institutions referred to therein, and Bank of America, N.A., as administrative agent.	Annual Report on Form 10‑K (File No. 001‑08895)	February 10, 2015
10.23

Master Lease and Security Agreement, dated as of April 7, 2011, by and between the parties set forth on Exhibit A‑1, Exhibit A‑2, Exhibit A‑3 and Exhibit A‑4 attached thereto and HCR III Healthcare, LLC.**

		Current Report on Form 8‑K (File No. 001‑08895)	July 12, 2011
10.23.1	First Amendment to Master Lease and Security Agreement, dated as of April 7, 2011, by and among the parties signatory thereto and HCR III Healthcare, LLC.	Annual Report on Form 10‑K (File No. 001‑08895)	February 14, 2012
10.23.2	Second Amendment to Master Lease and Security Agreement, dated as of May 16, 2011, by and among the parties signatory thereto and HCR III Healthcare, LLC.	Annual Report on Form 10‑K (File No. 001‑08895)	February 14, 2012
10.23.3	Third Amendment to Master Lease and Security Agreement, dated as of January 10, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC.	Annual Report on Form 10‑K (File No. 001‑08895)	February 14, 2012
10.23.4	Fourth Amendment to Master Lease and Security Agreement, dated as of April 18, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	May 1, 2012
10.23.5	Fifth Amendment to Master Lease and Security Agreement, dated as of May 4, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	July 31, 2012
10.23.6	Sixth Amendment to Master Lease and Security Agreement, dated as of May 30, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	July 31, 2012
10.23.7	Seventh Amendment to Master Lease and Security Agreement, dated as of February 11, 2013, by and among the parties signatory thereto and HCR III Healthcare, LLC.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	May 2, 2013
10.23.8	Eighth Amendment to Master Lease and Security Agreement, dated as of July 31, 2014, by and among the parties signatory thereto and HCR III Healthcare, LLC.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 4, 2014
10.23.9	Ninth Amendment to Master Lease and Security Agreement, dated as of September 30, 2014, by and among the parties signatory thereto and HCR III Healthcare, LLC.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 4, 2014
10.23.10	Tenth Amendment to Master Lease and Security Agreement, dated as of March 29, 2015, by and among the parties signatory thereto and HCR III Healthcare, LLC.**	Quarterly Report on Form 10‑Q (File No. 001‑08895)	May 5, 2015
10.23.11	Eleventh Amendment to Master Lease and Security Agreement, dated as of August 1, 2015, by and among the parties signatory thereto and HCR III Healthcare, LLC.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	August 4, 2015

Exhibit		Incorporated by reference herein
Number	Description	Form	Date Filed
10.23.12	Addendum #1 to Master Lease and Security Agreement, dated as of October 23, 2015, by and among the parties signatory thereto and HCR III Healthcare, LLC.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 3, 2015
10.23.13	Addendum #2 to Master Lease and Security Agreement, dated as of November 2, 2015, by and among the parties signatory thereto and HCR III Healthcare, LLC.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 3, 2015
10.23.14	Addendum #3 to Master Lease and Security Agreement, dated as of December 16, 2015, by and among the parties signatory thereto and HCR III Healthcare, LLC.†
10.24

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
10.24.1

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
10.24.2

Omnibus Amendment to Leases, dated as of July 31, 2014, which amends the Master Lease and Security Agreement, dated as of October 31, 2012, by and between HCPI Trust, HCP Senior Housing Properties Trust, HCP SH ELP1 Properties, LLC, HCP SH ELP2 Properties, LLC, HCP SH ELP3 Properties, LLC, HCP SH Lassen House, LLC, HCP SH Mountain Laurel, LLC, HCP SH Mountain View, LLC, HCP SH Oakridge, LLC, HCP SH River Valley Landing, LLC and HCP SH Sellwood Landing, LLC, as lessor, and Emeritus Corporation, as lessee, as amended.**

		Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 4, 2014

Exhibit		Incorporated by reference herein
Number	Description	Form	Date Filed
10.25

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

		Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 4, 2014
10.25.1	First Amendment to Amended and Restated Master Lease and Security Agreement and Option Exercise Notice, dated as of December 29, 2014, by and between HCP, Inc. and Brookdale Senior Living Inc.**	Annual Report on Form 10-K (File No. 1-08895)	February 10, 2015
10.25.2

Second Amendment to Amended and Restated Master Lease and Security Agreement, dated as of January 1, 2015, by and among the entities collectively defined therein as Lessor, consisting of HCP and certain of its subsidiaries, the entities collectively defined therein as Lessee, each a subsidiary of Brookdale Senior Living Inc., and Brookdale Senior Living Inc. as guarantor.**

		Annual Report on Form 10-K (File No. 1-08895)	February 10, 2015
10.25.3

Third Amendment to Amended and Restated Master Lease and Security Agreement, dated as of May 1, 2015, by and among the entities collectively defined therein as Lessor, consisting of HCP and certain of its subsidiaries, the entities collectively defined therein as Lessee, each a subsidiary of Brookdale Senior Living Inc., and Brookdale Senior Living Inc. as guarantor.

		Quarterly Report on Form 10-Q (File No. 1-08895)	August 4, 2015
10.26

At-the-Market Equity Offering Sales Agreement, dated June 26, 2015, among HCP, J.P. Morgan Securities LLC, BNY Mellon Capital Markets, Citigroup Global Markets Inc., LLC, Credit Agricole Securities (USA) Inc., Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated,  RBC Capital Markets, LLC and UBS Securities LLC.

		Current Report on Form 8-K (File No. 1-08895)	June 26, 2015
21.1	Subsidiaries of the Company.†
23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.†
23.2	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.†

Exhibit		Incorporated by reference herein
Number	Description	Form	Date Filed
31.1	Certification by Lauralee E. Martin, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a‑14(a).†
31.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a‑14(a).†
32.1	Certification by Lauralee E. Martin, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a‑14(b) and 18 U.S.C. Section 1350.†
32.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a‑14(b) and 18 U.S.C. Section 1350.†
99.1	HCR ManorCare, Inc. Financial Statements as of December 31, 2015 and 2014 and for the three years in the periods ended December 31, 2015.†
101.INS	XBRL Instance Document.†
101.SCH	XBRL Taxonomy Extension Schema Document.†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

*       Management Contract or Compensatory Plan or Arrangement.

**     Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the SEC.

***   Certain schedules or similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies of any of the omitted schedules or attachments upon request by the SEC.

†       Filed herewith.

††     Furnished herewith.