Form 10-Q
period 2016-03-31
HCP, INC.
filed 2016-05-09
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016.

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

As of April 29, 2016, there were 467,087,589 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

HCP, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Real estate:
Buildings and improvements	$12,314,826	$12,198,704
Development costs and construction in progress	430,104	388,576
Land	1,956,841	1,948,757
Accumulated depreciation and amortization	(2,636,636)	(2,541,334)
Net real estate	12,065,135	11,994,703
Net investment in direct financing leases	5,857,210	5,905,009
Loans receivable, net	768,896	768,743
Investments in and advances to unconsolidated joint ventures	608,665	605,244
Accounts receivable, net of allowance of $4,161 and $3,261, respectively	45,224	48,929
Cash and cash equivalents	94,665	346,500
Restricted cash	46,280	60,616
Intangible assets, net	585,330	603,706
Real estate assets held for sale, net	311,243	314,126
Other assets, net	817,279	802,273
Total assets(1)	$21,199,927	$21,449,849
LIABILITIES AND EQUITY
Bank line of credit	$810,313	$397,432
Term loans	511,737	524,807
Senior unsecured notes	8,623,376	9,120,107
Mortgage debt	895,289	932,212
Other debt	95,229	94,445
Intangible liabilities, net	52,794	56,147
Intangible liabilities on assets held for sale, net	18,064	19,126
Accounts payable and accrued liabilities	433,144	436,239
Deferred revenue	129,656	123,017
Total liabilities(1)	11,569,602	11,703,532
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 466,924,935 and 465,488,492 shares issued and outstanding, respectively	466,925	465,488
Additional paid-in capital	11,685,541	11,647,039
Cumulative dividends in excess of earnings	(2,890,046)	(2,738,414)
Accumulated other comprehensive loss	(31,673)	(30,470)
Total stockholders’ equity	9,230,747	9,343,643
Joint venture partners	218,110	217,066
Non-managing member unitholders	181,468	185,608
Total noncontrolling interests	399,578	402,674
Total equity	9,630,325	9,746,317
Total liabilities and equity	$21,199,927	$21,449,849

(1)

HCP, Inc.’s consolidated total assets and total liabilities at March 31, 2016 and December 31, 2015 include certain assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to HCP, Inc. Total assets at March 31, 2016 include VIE assets as follows: buildings and improvements $3.4 billion; development costs $60 million; land $327 million; accumulated depreciation and amortization $567 million; investments in unconsolidated joint ventures $14 million; accounts receivable $18 million; cash $60 million; restricted cash $23 million; intangible assets, net $197 million; and other assets, net $66 million. Total assets at December 31, 2015 include VIE assets as follows: buildings and improvements $3.4 billion; development costs $54 million; land $327 million; accumulated depreciation and amortization $537 million; investments in unconsolidated joint ventures $14 million; accounts receivable $19 million; cash $61 million; restricted cash $21 million; intangible assets, net $204 million; and other assets, net $63 million. Total liabilities at March 31, 2016 include VIE liabilities as follows: mortgage debt $573 million; intangible liabilities, net $10 million; accounts payable and accrued liabilities of $107 million and deferred revenue of $23 million from VIEs. Total liabilities at December 31, 2015 include VIE liabilities as follows: mortgage debt $589 million; intangible liabilities, net $10 million; accounts payable and accrued liabilities of $107 million and deferred revenue of $19 million. See Note 16 to the Consolidated Financial Statements for additional information.

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental and related revenues	$297,194	$275,082
Tenant recoveries	31,737	29,896
Resident fees and services	165,763	105,013
Income from direct financing leases	127,968	167,078
Interest income	18,029	33,262
Investment management fee income	91	460
Total revenues	640,782	610,791
Costs and expenses:
Interest expense	122,062	116,780
Depreciation and amortization	141,322	114,522
Operating	176,955	132,031
General and administrative	25,499	24,773
Acquisition and pursuit costs	2,475	3,390
Impairment	—	478,464
Total costs and expenses	468,313	869,960
Other income:
Gain on sales of real estate	—	6,264
Other income, net	1,222	1,724
Total other income, net	1,222	7,988
Income (loss) before income taxes and equity (loss) income from unconsolidated joint ventures	173,691	(251,181)
Income tax (expense) benefit	(53,038)	77
Equity (loss) income from unconsolidated joint ventures	(908)	13,601
Net income (loss)	119,745	(237,503)
Noncontrolling interests’ share in earnings	(3,626)	(3,111)
Net income (loss) attributable to HCP, Inc.	116,119	(240,614)
Participating securities’ share in earnings	(357)	(335)
Net income (loss) applicable to common shares	$115,762	$(240,949)

Earnings per common share:
Basic	$0.25	$(0.52)
Diluted	$0.25	$(0.52)

Weighted average shares used to calculate earnings per common share:
Basic	466,074	460,880
Diluted	466,262	460,880
Dividends declared per common share	$0.575	$0.565

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$119,745	$(237,503)

Other comprehensive loss:
Change in net unrealized losses on securities	(15)	(5)
Change in net unrealized (losses) gains on cash flow hedges:
Unrealized (losses) gains	(690)	2,339
Reclassification adjustment realized in net income	169	(6)
Change in Supplemental Executive Retirement Plan obligation	70	69
Foreign currency translation adjustment	(737)	(6,963)
Total other comprehensive loss	(1,203)	(4,566)

Total comprehensive income (loss)	118,542	(242,069)
Total comprehensive income attributable to noncontrolling interests	(3,626)	(3,111)
Total comprehensive income (loss) attributable to HCP, Inc.	$114,916	$(245,180)

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share data)

(Unaudited)

				Cumulative	Accumulated
			Additional	Dividends	Other	Total	Total
	Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Of Earnings	Loss	Equity	Interests	Equity
January 1, 2016	465,488	$465,488	$11,647,039	$(2,738,414)	$(30,470)	$9,343,643	$402,674	$9,746,317
Net income	—	—	—	116,119	—	116,119	3,626	119,745
Other comprehensive loss	—	—	—	—	(1,203)	(1,203)	—	(1,203)
Issuance of common stock, net	1,428	1,428	33,978	—	—	35,406	—	35,406
Conversion of DownREIT units to common stock	—	—	—	—	—	—	(4,136)	(4,136)
Repurchase of common stock	(102)	(102)	(3,526)	—	—	(3,628)	—	(3,628)
Exercise of stock options	111	111	2,741	—	—	2,852	—	2,852
Amortization of deferred compensation	—	—	5,345	—	—	5,345	—	5,345
Common dividends ($0.575 per share)	—	—	—	(268,186)	—	(268,186)	—	(268,186)
Distributions to noncontrolling interests	—	—	(36)	—	—	(36)	(4,853)	(4,889)
Issuance of noncontrolling interests	—	—	—	—	—	—	2,200	2,200
Deconsolidation of noncontrolling interests	—	—	—	435	—	435	67	502
March 31, 2016	466,925	$466,925	$11,685,541	$(2,890,046)	$(31,673)	$9,230,747	$399,578	$9,630,325

				Cumulative	Accumulated
			Additional	Dividends	Other	Total	Total
	Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Of Earnings	Loss	Equity	Interests	Equity
January 1, 2015	459,746	$459,746	$11,431,987	$(1,132,541)	$(23,895)	$10,735,297	$261,802	$10,997,099
Net loss	—	—	—	(240,614)	—	(240,614)	3,111	(237,503)
Other comprehensive loss	—	—	—	—	(4,566)	(4,566)	—	(4,566)
Issuance of common stock, net	1,155	1,155	35,657	—	—	36,812	(1,608)	35,204
Repurchase of common stock	(128)	(128)	(5,968)	—	—	(6,096)	—	(6,096)
Exercise of stock options	811	811	26,410	—	—	27,221	—	27,221
Amortization of deferred compensation	—	—	6,165	—	—	6,165	—	6,165
Common dividends ($0.565 per share)	—	—	—	(260,686)	—	(260,686)	—	(260,686)
Distributions to noncontrolling interests	—	—	(263)	—	—	(263)	(3,861)	(4,124)
Issuance of noncontrolling interests	—	—	—	—	—	—	2,932	2,932
March 31, 2015	461,584	$461,584	$11,493,988	$(1,633,841)	$(28,461)	$10,293,270	$262,376	$10,555,646

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$119,745	$(237,503)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	141,322	114,522
Amortization of market lease intangibles, net	(468)	(378)
Amortization of deferred compensation	5,345	6,165
Amortization of deferred financing costs, net	5,280	4,752
Straight-line rents	(7,576)	(9,546)
Loan and direct financing lease non-cash interest	165	(21,032)
Deferred rental revenues	(619)	(902)
Equity loss (income) from unconsolidated joint ventures	908	(13,601)
Distributions of earnings from unconsolidated joint ventures	1,589	1,159
Lease termination income, net	—	(1,103)
Gain on sales of real estate	—	(6,264)
Deferred income tax expense	49,156	—
Foreign exchange and other (gains) losses, net	(89)	134
Impairment	—	478,464
Changes in:
Accounts receivable, net	3,705	(3,814)
Other assets	(6,847)	(5,839)
Accounts payable and accrued liabilities	(42,999)	(75,146)
Net cash provided by operating activities	268,617	230,068
Cash flows from investing activities:
Acquisitions of real estate	(94,271)	(71,373)
Development of real estate	(99,096)	(61,805)
Leasing costs and tenant and capital improvements	(19,964)	(11,540)
Contributions to unconsolidated joint ventures	(10,136)	(27,279)
Distributions in excess of earnings from unconsolidated joint ventures	5,336	1,022
Principal repayments on loans receivable, direct financing leases and other	155,320	17,496
Investments in loans receivable and other	(117,282)	(176,504)
Decrease in restricted cash	14,336	1,697
Net cash used in investing activities	(165,757)	(328,286)
Cash flows from financing activities:
Net borrowings under bank line of credit	422,897	—
Repayments under bank line of credit	—	(455,506)
Borrowings under term loan	—	333,014
Issuance of senior unsecured notes	—	595,110
Repayments of senior unsecured notes	(500,000)	(200,000)
Repayments of mortgage and other debt	(36,918)	(6,354)
Deferred financing costs	—	(7,687)
Issuance of common stock and exercise of options	34,122	62,425
Repurchase of common stock	(3,628)	(6,096)
Dividends paid on common stock	(268,186)	(260,686)
Issuance of noncontrolling interests	2,200	1,626
Distributions to noncontrolling interests	(4,889)	(4,124)
Net cash (used in) provided by financing activities	(354,402)	51,722
Effect of foreign exchange on cash and cash equivalents	(293)	(144)
Net decrease in cash and cash equivalents	(251,835)	(46,640)
Cash and cash equivalents, beginning of period	346,500	183,810
Cash and cash equivalents, end of period	$94,665	$137,170

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

The consolidated financial statements include the accounts of HCP, Inc., its wholly-owned subsidiaries, joint ventures and VIEs that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”).

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 is intended to simplify accounting for share-based payment transactions. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within, beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2016-09 on January 1, 2017 to its consolidated financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-08 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2016-08 on January 1, 2018 to its consolidated financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the current accounting for leases to (i) require lessees to put most leases on their balance sheets, but continue recognizing expenses on their income statements in a manner similar to today’s accounting, (ii) eliminate current real estate specific lease provisions, and (iii) modify classification criteria and accounting for sales-type leases for lessors. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2016-02 on January 1, 2019 to its consolidated financial position or results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This update requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment at each reporting period. ASU 2016-01 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted only for certain disclosure requirements. The Company is evaluating the impact of the adoption of ASU 2016-01 on January 1, 2018 to its consolidated financial position or results of operations.

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

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 requires amendments to both the VIE and voting consolidation accounting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funds, (ii) modify (a) the identification of variable interests (fees paid to a decision maker or service provider), (b) the VIE characteristics for a limited partnership or similar entity and (c) the primary beneficiary determination under the VIE model, and (iii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. ASU 2015-02 is effective for fiscal years, and interim periods within, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02 using either a modified retrospective or retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company adopted ASU 2015-02 on January 1, 2016; the adoption of which did not have a material impact to its consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This update changes the requirements for recognizing revenue. ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted for annual periods, and interim periods within, beginning after December 15, 2016. The Company is evaluating the impact of the adoption of ASU 2014-09 on January 1, 2018 to its consolidated financial position or results of operations.

Reclassification

Certain amounts in the Company’s consolidated financial statements have been reclassified for prior periods to conform to the current period presentation. Assets held for sale and associated liabilities have been reclassified on the consolidated balance sheets (see Note 4).

NOTE 3.  Real Estate Property Investments

2016 Acquisitions

A summary of real estate acquisitions for the three months ended March 31, 2016 (in thousands):

	Consideration		Assets Acquired(1)
		Liabilities		Net
Segment	Cash Paid	Assumed	Real Estate	Intangibles
Senior housing	$76,362	$1,200	$71,875	$5,687
Post-acute/skilled nursing	17,909	—	16,596	1,313
	$94,271	$1,200	$88,471	$7,000

(1)	The purchase price allocation is preliminary and may be subject to change.

Acquisition of Private Pay Senior Housing Portfolio (“RIDEA III”)

On June 30, 2015, the Company and Brookdale Senior Living (“Brookdale”) acquired a portfolio of 35 private pay senior housing communities from Chartwell Retirement Residences, including two leasehold interests, representing 5,025 units. The portfolio was acquired in a RIDEA structure (“RIDEA III”), with Brookdale owning a 10% noncontrolling interest. Brookdale has operated these communities since 2011 and continues to manage the communities under a long-term management agreement, which is cancellable under certain conditions (subject to a fee if terminated within seven years from the acquisition date). The Company paid $770 million in cash consideration, net of cash assumed, and assumed $32 million of net liabilities and $29 million of noncontrolling interests to acquire: (i) real estate with a fair value of $771 million, (ii) lease-up intangible assets with a fair value of $53 million and (iii) working capital of $7 million. As a result of the acquisition, the Company recognized a net termination fee of $8 million in rental and related revenues, which represents the termination value of the two leasehold interests. The lease-up intangible assets recognized were attributable to the value of the acquired underlying operating resident leases of the senior housing communities that were stabilized or nearly stabilized (i.e., resident occupancy above 80%). As of March 31, 2016, the purchase price allocation is preliminary and may be subject to change.

Pro Forma Results of Operations

The following unaudited pro forma consolidated results of operations assume that the RIDEA III acquisition was completed as of January 1, 2014 (in thousands, except per share amounts):

Three Months Ended
March 31, 2015
Revenues	$654,354
Net loss	(233,598)
Net loss applicable to HCP, Inc.	(237,099)
Basic earnings per common share	(0.51)
Diluted earnings per common share	(0.51)

2015 Other Acquisitions

A summary of real estate acquisitions for the three months ended March 31, 2015 (in thousands):

	Consideration			Assets Acquired
		Liabilities	Noncontrolling		Net
Segment	Cash Paid	Assumed	Interest	Real Estate	Intangibles
Senior housing	$34,068	$626	$1,306	$34,350	$1,650
Medical office	180	—	—	180	—
	$34,248	$626	$1,306	$34,530	$1,650

Construction, Tenant and Other Capital Improvements

A summary of the Company’s funding for construction, tenant and other capital improvements (in thousands):

	Three Months Ended March 31,
Segment	2016	2015
Senior housing	$39,513	$16,172
Post-acute/skilled nursing	—	1,960
Life science	39,070	27,391
Medical office	30,920	19,233
Hospital	—	37
	$109,503	$64,793

Subsequent Event.  In May 2016, the Company announced it entered into definitive agreements to acquire a portfolio of seven private pay senior housing communities for $190 million, including the assumption of $75 million of debt maturing in 2044 at a 4.0% rate. Consisting of 526 assisted living and memory care units, the portfolio will be managed by Senior Lifestyle Corporation in a 100% owned RIDEA structure at closing. The closing of this transaction is expected in the second half of 2016 and remains subject to customary closing conditions.

NOTE 4.  Dispositions of Real Estate

At March 31, 2016 and December 31, 2015, four life science facilities were classified as held for sale, with an aggregate carrying value of $311 million and $314 million, respectively.

During the three months ended March 31, 2015, the Company sold eight senior housing facilities for $51 million resulting from Brookdale’s exercise of its purchase option received as part of the 2014 Brookdale transaction.

Subsequent Event.  In April 2016, the Company sold a life science facility for $74 million with a carrying value of $43 million at March 31, 2016.

NOTE 5.  Net Investment in Direct Financing Leases

Net investment in direct financing leases (“DFLs”) consisted of the following (dollars in thousands):

	March 31,	December 31,
	2016	2015
Minimum lease payments receivable	$26,044,849	$26,283,392
Estimated residual values	3,930,300	3,900,679
Less unearned income	(23,300,899)	(23,462,022)
Net investment in direct financing leases before allowance	6,674,250	6,722,049
Allowance for DFL losses	(817,040)	(817,040)
Net investment in direct financing leases	$5,857,210	$5,905,009
Properties subject to direct financing leases	340	348

HCR ManorCare, Inc.

The Company acquired 334 post-acute, skilled nursing and assisted living facilities in its 2011 transaction with HCR ManorCare Inc. (“HCRMC”) and entered into a triple-net Master Lease and Security Agreement (the “Master Lease”) with a subsidiary (“Lessee”) of HCRMC.

As part of the Company’s fourth quarter 2015 review process, including its internal rating evaluation, it assessed the collectibility of all contractual rent payments under the HCRMC amended master lease (the “Amended Master Lease”). The Company’s evaluation included, but was not limited to, consideration of: (i) the continued decline in HCRMC’s operating performance and fixed charge coverage ratio during the second half of 2015, with the most significant deterioration occurring during the fourth quarter, (ii) the reduced growth outlook for the post-acute/skilled nursing business and (iii) HCRMC’s 2015 audited financial statements. The Company determined that the timing and amounts owed under the HCRMC DFL investments were no longer reasonably assured and assigned an internal rating of “Watch List” as of December 31, 2015. Further, the Company placed the HCRMC DFL investments on nonaccrual and utilizes the cash method of accounting in accordance with its policy.

As a result of assigning an internal rating of “Watch List” for its HCRMC DFL investments during the quarterly review process, the Company further evaluated the carrying amount of its HCRMC DFL investments. As a result of the significant decline in HCRMC’s fixed charge coverage ratio in the fourth quarter of 2015, combined with a lower growth outlook for the post-acute/skilled nursing business, the Company determined that it was probable that its HCRMC DFL investments were impaired and the amount of the loss could be reasonably estimated. In the fourth quarter of 2015, the Company recorded an allowance for DFL losses (impairment charge) of $817 million, reducing the carrying amount of its HCRMC DFL investments from $6.0 billion to $5.2 billion.

In December 2015, the Company reduced the carrying amount of its equity investment in HCRMC to zero, and income will be recognized only if cash distributions are received from HCRMC; as a result, the Company no longer recharacterizes (eliminates) its proportional ownership share of income from DFLs to equity income from unconsolidated joint ventures (see Note 7).

During the quarter ended March 31, 2015, the Company and HCRMC agreed to market for sale the real estate and operations associated with 50 non-strategic facilities that are under the Master Lease. HCRMC will receive an annual rent reduction under the Master Lease based on 7.75% of the net sales proceeds received by HCP. During the year ended December 31, 2015, the Company completed sales of 22 non-strategic HCRMC facilities for $219 million. During the three months ended March 31, 2016, the Company sold an additional 11 facilities for $62 million, bringing the total facilities sold through May 9, 2016 to 33, with the remaining facility sales expected to close by the end of 2016.

On March 29, 2015, certain subsidiaries of the Company entered into an amendment to the Master Lease (the “HCRMC Lease Amendment”) effective April 1, 2015. The HCRMC Lease Amendment reduced initial annual rent by a net $68 million from $541 million to $473 million. Commencing on April 1, 2016, the minimum rent escalation was reset to 3.0% for each lease year through the expiration of the initial term of each applicable pool of facilities. Prior to the HCRMC Lease Amendment, rent payments would have increased 3.5% on April 1, 2015 and 2016 and 3.0% thereafter. The initial term was extended five years to an average of 16 years, and the extension options’ aggregate terms remained the same.

As consideration for the rent reduction, the Company received a Deferred Rent Obligation (“DRO”) from the Lessee equal to an aggregate amount of $525 million, which was allocated into two tranches: (i) a Tranche A DRO of $275 million and (ii) a Tranche B DRO of $250 million. The Lessee made rental payments equal to 6.9% of the outstanding amount (representing $19 million) for the initial lease year until the entire Tranche A DRO was paid in full in March 2016. Commencing on April 1, 2016, until the Tranche B DRO is paid in full, the outstanding principal balance of the Tranche B DRO will be increased annually by (i) 3.0% initially, (ii) 4.0% commencing on April 1, 2019, (iii) 5.0% commencing on April 1, 2020, and (iv) 6.0% commencing on April 1, 2021 and for the remainder of its term. The DRO is due and payable on the earlier of (i) certain capital or liquidity events of HCRMC, including an initial public offering or sale, or (ii) March 31, 2029, which is not subject to any extensions. The HCRMC Lease Amendment also imposes certain restrictions on the Lessee and HCRMC until the DRO is paid in full, including with respect to the payment of dividends and the transfer of interest in HCRMC.

Additionally, HCRMC agreed to sell, and HCP agreed to purchase, nine post-acute facilities for an aggregate purchase price of $275 million. Through March 31, 2016, HCRMC and HCP completed the nine facility purchases for $275 million, the proceeds of which were used to settle the Tranche A DRO. Following the purchase of a facility, the Lessee leases such facility from the Company pursuant to the Amended Master Lease. The nine facilities contribute an aggregate of $19 million of annual rent (subject to escalation) under the Amended Master Lease.

In March 2015, the Company recorded a net impairment charge of $478 million related to its HCRMC DFL investments. The impairment charge reduced the carrying value of the HCRMC DFL investments from $6.6 billion to $6.1 billion, based on the present value of the future lease payments effective April 1, 2015 under the Amended Master Lease discounted at the original DFL investments’ effective lease rate.

During the three months ended March 31, 2016 and 2015, the Company recognized DFL income of $113 million and $152 million, respectively, and received cash payments of $113 million and $131 million, respectively, from the HCRMC DFL investments. During the three months ended March 31, 2015, the Company recognized a total of $21 million of net accretion related to its HCRMC DFL investments. The carrying value of the HCRMC DFL investments was $5.1 billion and $5.2 billion at March 31, 2016 and December 31, 2015, respectively.

The Company acquired the HCRMC DFL investments in 2011 through an acquisition of a C-Corporation, which was subject to federal and state built-in gain tax, if all the assets were sold within 10 years, of up to $2 billion. At the time, the Company intended to hold the assets for at least 10 years, at which time the assets would no longer be subject to the built-in gain tax.

In December 2015, the U.S. Federal Government passed legislation which permanently reduced the holding period, for federal tax purposes, to five years. The Company satisfied the five year holding period requirement in April 2016. However, certain states still require a 10-year holding period and, as such, the assets are still subject to state built-in gain tax.

During the three months ended March 31, 2016, the Company determined that it may sell assets during the next five years and, therefore, recorded a deferred tax liability of approximately $49 million representing its estimated exposure to state built-in gain tax.

On April 20, 2015, the DOJ unsealed a previously filed complaint in the U.S. District Court for the Eastern District of Virginia against HCRMC and certain of its affiliates in three consolidated cases following a civil investigation arising out of three lawsuits filed by former employees of HCRMC under the qui tam provisions of the federal False Claims Act. The DOJ’s complaint in intervention is captioned United States of America, ex rel. Ribik, Carson, and Slough v. HCR ManorCare, Inc., ManorCare Inc., HCR ManorCare Services, LLC and Heartland Employment Services, LLC (Civil Action Numbers: 1:09cv13; 1:11cv1054; 1:14cv1228 (CMH/TCB)). The complaint alleges that HCRMC submitted claims to Medicare for therapy services that were not covered by the skilled nursing facility benefit, were not medically reasonable and necessary, and were not skilled in nature, and therefore not entitled to Medicare reimbursement. HCRMC and the DOJ have filed a motion requesting that the court adopt their Joint Proposed Discovery Plan, which establishes the scope of discovery and depositions. Under the Joint Proposed Discovery Plan, motions for summary judgment would be due to be filed in April 2017. While this litigation is at an early stage and HCRMC has indicated that it believes the claims are unjust and it will vigorously defend against them, a significant adverse judgment against HCRMC or significant settlement obligation could impact the carrying value of the Company’s HCRMC DFL investments further.

See Notes 7 and 20 for additional discussion of HCRMC.

Direct Financing Lease Internal Ratings

The following table summarizes the Company’s internal ratings for DFLs at March 31, 2016 (dollars in thousands):

	Carrying	Percentage of	Internal Ratings
Segment	Amount	DFL Portfolio	Performing DFLs	Watch List DFLs	Workout DFLs
Senior housing	$1,794,409	31	$261,765	$1,532,644	$—
Post-acute/skilled nursing	3,938,910	67	—	3,938,910	—
Hospital	123,891	2	123,891	—	—
	$5,857,210	100	$385,656	$5,471,554	$—

Beginning September 30, 2013, the Company placed a 14-property senior housing DFL (the “DFL Portfolio”) on nonaccrual status and assigned an internal rating of “Watch List.” The Company determined that the collection of all rental payments was and continues to be no longer reasonably assured; therefore, rental revenue from the DFL Portfolio is recognized on a cash basis. During the three months ended March 31, 2016 and 2015, the Company recognized DFL income of $3 million and $4 million, respectively, and received cash payments of $4 million and $5 million, respectively, from the DFL Portfolio. The carrying value of the DFL Portfolio was $364 million and $366 million at March 31, 2016 and December 31, 2015, respectively.

NOTE 6.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	March 31, 2016			December 31, 2015
	Real Estate	Other		Real Estate	Other
	Secured	Secured	Total	Secured	Secured	Total
Mezzanine(1) (2)	$—	$657,235	$657,235	$—	$660,138	$660,138
Other(2) (3)	116,818	—	116,818	114,322	—	114,322
Unamortized discounts, fees and costs(1)	826	(5,983)	(5,157)	961	(6,678)	(5,717)
	$117,644	$651,252	$768,896	$115,283	$653,460	$768,743

(1)

At March 31, 2016, included £278 million ($400 million) outstanding and £3 million ($5 million) of associated unamortized discounts, fees and costs. At December 31, 2015, included £273 million ($403 million) outstanding and £4 million ($5 million) of associated unamortized discounts, fees and costs.

(2)

At March 31, 2016, the Company had £43 million ($62 million) remaining under its commitments to fund development projects and capital expenditures under its United Kingdom (“U.K.”) development projects.

(3)	At March 31, 2016, the Company had $2 million remaining of commitments to fund development projects and capital expenditures under the senior housing development loan program.

Loans Receivable Internal Ratings

The following table summarizes the Company’s internal ratings for loans receivable at March 31, 2016 (dollars in thousands):

	Carrying	Percentage of	Internal Ratings
Investment Type	Amount	Loan Portfolio	Performing Loans	Watch List Loans	Workout Loans
Real estate secured	$117,644	15	$117,644	$—	$—
Other secured	651,252	85	651,252	—	—
	$768,896	100	$768,896	$—	$—

Real Estate Secured Loans

Four Seasons Health Care.  In December 2015, the Company purchased £28 million ($42 million) of Four Seasons Health Care’s (“Four Seasons”) £40 million senior secured term loan. The loan is secured by, among other things, the real estate assets of Four Seasons, and represents the most senior debt tranche. The loan bears interest at a rate of LIBOR plus 6.0% per annum and matures in December 2017.

Other Secured Loans

HC-One Facility.  In November 2014, the Company was the lead investor in the financing for Formation Capital and Safanad’s acquisition of NHP, a company that, at closing, owned 273 nursing and residential care homes representing over 12,500 beds in the U.K. principally operated by HC-One. The Company provided a loan facility (the “HC-One Facility”), secured by substantially all of NHP’s assets, totaling £395 million, with £363 million ($574 million) drawn at closing and has a five-year term. In February 2015, the Company increased the HC-One Facility by £108 million ($164 million) to £502 million ($795 million), in conjunction with HC-One’s acquisition of Meridian Healthcare. In April 2015, the Company converted £174 million of the HC-One Facility into a sale-leaseback transaction for 36 nursing and residential care homes located throughout the U.K. In September 2015, the Company amended and increased its commitment under the HC-One Facility by £11 million primarily for the funding of capital expenditures and a development project. As part of the amendments, the Company shortened the non-call period by 17 months and provided consent for (i) the paydown of £34 million from disposition proceeds without a prepayment premium and (ii) the spinoff of 36 properties into a separate joint venture. In return, the Company retained security over the spinoff properties for a period of two years. During the year ended December 31, 2015, the Company received paydowns of £34 million ($52 million). At March 31, 2016, the HC-One Facility had an outstanding balance of $395 million.

Tandem Health Care Loan. On July 31, 2012, the Company closed a mezzanine loan facility to lend up to $205 million to Tandem Health Care (“Tandem”), as part of the recapitalization of a post-acute/skilled nursing portfolio. The Company funded $100 million (the “First Tranche”) at closing and funded an additional $102 million (the “Second Tranche”) in June 2013. In May 2015, the Company increased and extended the mezzanine loan facility with Tandem to (i) fund $50 million (the “Third Tranche”) and $5 million (the “Fourth Tranche”), which proceeds were used to repay a portion of Tandem’s existing senior and mortgage debt, respectively; (ii) extend its maturity to October 2018; and (iii) extend the prepayment penalty period to January 2017. The loans bear interest at fixed rates of 12%, 14%, 6% and 6% per annum for the First, Second, Third and Fourth Tranches, respectively. At March 31, 2016, the facility had an outstanding balance of $256 million at an 11.5% blended interest rate and was subordinate to $380 million of senior mortgage debt.

NOTE 7.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method at March 31, 2016 (dollars in thousands):

Entity(1)	Segment	Carrying Amount	Ownership%
CCRC JV(2)	Senior housing	$462,545		49
HCRMC(3)	Senior housing and post-acute/skilled nursing	—		9
MBK JV(4)	Senior housing	43,384		50
HCP Ventures III, LLC	Medical office	9,342		30
HCP Ventures IV, LLC	Medical office and hospital	7,236		20
HCP Life Science(5)	Life science	68,688	50	–	63
Vintage Park Development JV	Senior housing	8,593		85
MBK Development JV(4)	Senior housing	2,470		50
Suburban Properties, LLC	Medical office	4,614		67
K&Y(6)	Post-acute/skilled nursing	1,270		80
Advances to unconsolidated joint ventures, net and other		523
		$608,665

(1)	These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)	Includes two unconsolidated joint ventures in a RIDEA structure (CCRC PropCo and CCRC OpCo).
(3)	In December 2014, September 2015 and December 2015, the Company recognized impairment charges of $36 million, $27 million and $19 million, respectively.
(4)	Includes two unconsolidated joint ventures in a RIDEA structure (PropCo and OpCo).
(5)

Includes three unconsolidated joint ventures between the Company and an institutional capital partner. HCP Life Science includes the following partnerships (and the Company’s ownership percentage): (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%).

(6)	Includes three unconsolidated joint ventures.

Summarized combined financial information for the Company’s equity method investments (in thousands):

	March 31,	December 31,
	2016	2015
Real estate, net	$4,471,115	$4,470,249
Goodwill and other assets, net	4,921,705	4,935,343
Assets held for sale	70,584	94,866
Total assets	$9,463,404	$9,500,458

Capital lease obligations and mortgage debt	$6,526,878	$6,575,531
Accounts payable	1,147,155	1,111,350
Liabilities and mortgage debt held for sale	4,941	6,318
Other partners’ capital	1,140,381	1,163,501
HCP’s capital(1)	644,049	643,758
Total liabilities and partners’ capital	$9,463,404	$9,500,458

(1)

The combined basis difference of the Company’s investments in these joint ventures of $35 million, as of March 31, 2016, is attributable to goodwill, real estate, capital lease obligations, deferred tax assets and lease-related net intangibles.

	Three Months Ended March 31,
	2016	2015
Total revenues	$1,089,911	$1,146,468
Income (loss) from discontinued operations	1,997	(2,650)
Net (loss) income	(12,014)	9,783
HCP’s share of earnings(1)	(908)	13,601
Fees earned by HCP	91	460
Distributions received by HCP	6,925	2,181

(1)

The Company’s joint venture interest in HCRMC is accounted for using the equity method and results in an elimination of DFL income proportional to HCP’s ownership in HCRMC. The elimination of the respective proportional lease expense at the HCRMC level in substance resulted in $16 million of DFL income that was recharacterized to the Company’s share of earnings from HCRMC (equity income from unconsolidated joint ventures) for the three months ended March 31, 2015. Beginning in January 2016, income will be recognized only if cash distributions are received from HCRMC; as a result, the Company no longer recharacterizes (eliminates) its proportional ownership share of income from DFLs to equity income (loss) from unconsolidated joint ventures.

HCRMC.  The Company concluded that its equity investment in HCRMC was other-than-temporarily impaired as of December 31, 2014, September 30, 2015 and December 31, 2015 and recorded impairment charges of $36 million, $27 million and $19 million, respectively. Beginning in January 2016, equity income will be recognized only if cash distributions are received from HCRMC (see Note 5).

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

On September 25, 2015, the Company and MBK formed a new RIDEA joint venture (“MBK Development JV”), which acquired a $3 million parcel of land for the purpose of developing a 74-unit class A senior housing facility in Santa Rosa, California. The parcel of land is located adjacent to the Oakmont Gardens independent living facility currently owned and operated by the MBK JV.

NOTE 8.  Intangibles

At March 31, 2016 and December 31, 2015, gross intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles and below market ground lease intangibles, were $988 million and $984 million, respectively. At March 31, 2016 and December 31, 2015, the accumulated amortization of intangible assets was $403 million and $380 million, respectively.

At both March 31, 2016 and December 31, 2015, gross intangible lease liabilities, comprised of below market tenant lease intangibles and above market ground lease intangibles were $156 million. At March 31, 2016 and December 31, 2015, the accumulated amortization of intangible liabilities was $103 million and $100 million, respectively.

NOTE 9.  Other Assets

A summary of the Company’s other assets (in thousands):

	March 31,	December 31,
	2016	2015
Straight-line rent receivables, net of allowance of $33,012 and $33,648, respectively	$377,464	$370,296
Marketable debt securities, net	100,915	102,958
Leasing costs and inducements, net	157,443	158,708
Goodwill	50,346	50,346
Other	131,111	119,965
Total other assets	$817,279	$802,273

At March 31, 2016 and December 31, 2015, other assets includes a non-interest bearing receivable of $5 million and $9 million, respectively, from Brookdale payable in eight quarterly installments.

Four Seasons Health Care Senior Unsecured Notes

Marketable debt securities, net are classified as held-to-maturity debt securities and primarily represent senior notes issued by Elli Investments Limited (“Elli”), a company beneficially owned by funds or limited partnerships managed by Terra Firma, as part of the financing for Elli’s acquisition of Four Seasons Health Care (the “Four Seasons Notes”). The Four Seasons Notes mature in June 2020, are non-callable through June 2016 and bear interest on their par value at a fixed rate of 12.25% per annum. The Company purchased an aggregate par value of £138.5 million of the Four Seasons Notes at a discount for £136.8 million ($215 million) in June 2012, representing 79% of the total £175 million issued and outstanding Four Seasons Notes. In June 2015 and September 2015, the Company determined that the Four Seasons Notes were other-than-temporarily impaired and recorded impairment charges of $42 million and $70 million, respectively. Elli remains obligated to repay the aggregate par value at maturity and interest payments due June 15 and December 15 each year. When the remaining semi-annual interest payments are received, the Company expects to reduce the carrying value of the Four Seasons Notes during the related fiscal period. In December 2015, the Company received its contractual interest payment of £8 million ($13 million), which was applied against the principal balance reducing the carrying amount to £58 million ($85 million and $83 million at December 31, 2015 and March 31, 2016, respectively).

NOTE 10.  Debt

Bank Line of Credit and Term Loans

The Company’s $2.0 billion unsecured revolving line of credit facility (the “Facility”) matures on March 31, 2018 and contains a one-year extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends upon the Company’s credit ratings. The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at March 31, 2016, the margin on the Facility was 0.925%, and the facility fee was 0.15%. The Facility also includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At March 31, 2016, the Company had $810 million, including £275 million ($395 million), outstanding under the Facility with a weighted average effective interest rate of 1.68%.

The Facility and term loans contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60% and (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times. The Facility and term loans also require a Minimum Consolidated Tangible Net Worth of $9.5 billion at March 31, 2016. At March 31, 2016, the Company was in compliance with each of these restrictions and requirements.

Senior Unsecured Notes

At March 31, 2016, the Company had senior unsecured notes outstanding with an aggregate principal balance of $8.7 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at March 31, 2016.

The following table summarizes the Company’s senior unsecured notes issuances for the periods presented (dollars in thousands):

	Issuance
Period	Amount	Coupon Rate	Maturity Date	Net Proceeds
Year ended December 31, 2015:
January 21, 2015	$600,000	3.400%	2025	$591,000
May 20, 2015	$750,000	4.000%	2025	$739,000
December 1, 2015	$600,000	4.000%	2022	$594,000

The following table summarizes the Company’s senior unsecured notes payoffs for the periods presented (dollars in thousands):

Period	Amount	Coupon Rate
Three months ended March 31, 2016:
February 1, 2016	$500,000	3.750%
Year ended December 31, 2015:
March 1, 2015	$200,000	6.000%
June 8, 2015	$200,000	7.072%

Mortgage Debt

At March 31, 2016, the Company had $895 million in aggregate principal amount of mortgage debt outstanding, which is secured by 56 healthcare facilities (including redevelopment properties) with a carrying value of $1.1 billion.

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

Debt Maturities

The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at March 31, 2016, (in thousands):

			Senior
	Bank Line of		Unsecured	Mortgage
Year	Credit(1)	Term Loans(2)	Notes(3)	Debt(4)	Total(5)
2016 (nine months)	$—	$196,938	$400,000	$241,492	$838,430
2017	—	—	750,000	581,891	1,331,891
2018	810,313	—	600,000	6,583	1,416,896
2019	—	316,250	450,000	2,072	768,322
2020	—	—	800,000	2,078	802,078
Thereafter	—	—	5,700,000	61,092	5,761,092
	810,313	513,188	8,700,000	895,208	10,918,709
Discounts, net	—	(1,451)	(76,624)	81	(77,994)
	$810,313	$511,737	$8,623,376	$895,289	$10,840,715

(1)	Includes £275 million ($395 million) translated into U.S. dollars (“USD”).
(2)	Represents £357 million translated into USD.
(3)	Interest rates on senior unsecured notes ranged from 2.79% to 6.88% with a weighted average effective interest rate of 4.72% and a weighted average maturity of six years.
(4)	Interest rates on the mortgage debt ranged from 3.11% to 8.35% with a weighted average effective interest rate of 6.22% and a weighted average maturity of two years.
(5)	Excludes $95 million of other debt that represents Life Care Bonds and Demand Notes that have no scheduled maturities.

Other Debt

At March 31, 2016, the Company had $67 million of non-interest bearing life care bonds at two of its continuing care retirement communities and non-interest bearing occupancy fee deposits at two of its senior housing facilities, all of which are payable to certain residents of the facilities (collectively, “Life Care Bonds”). The Life Care Bonds are generally refundable to the residents upon the termination of the contract or upon the successful resale of the unit.

At March 31, 2016, the Company had $28 million of on-demand notes (“Demand Notes”) from the CCRC JV. The Demand Notes bear interest at a rate of 4.5%.

NOTE 11.  Commitments and Contingencies

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

NOTE 12.  Equity

Common Stock

The following table lists the common stock cash dividends declared by the Company in 2016:

		Amount	Dividend
Declaration Date	Record Date	Per Share	Payable Date
January 28	February 8	$0.575	February 23
April 27	May 9	0.575	May 24

The following is a summary of the Company’s other common stock activities (shares in thousands):

	Three Months Ended March 31,
	2016	2015
Dividend Reinvestment and Stock Purchase Plan	1,081	829
Conversion of DownREIT units(1)	99	38
Exercise of stock options	111	811
Vesting of restricted stock units	248	288
Repurchase of common stock	102	128

(1)	Non-managing member limited liability company (“LLC”) units.

Accumulated Other Comprehensive Loss

The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	March 31,	December 31,
	2016	2015
Cumulative foreign currency translation adjustment	$(20,222)	$(19,485)
Unrealized losses on cash flow hedges, net	(8,103)	(7,582)
Supplemental Executive Retirement Plan minimum liability	(3,341)	(3,411)
Unrealized (losses) gains on available for sale securities	(7)	8
Total accumulated other comprehensive loss	$(31,673)	$(30,470)

Noncontrolling Interests

At March 31, 2016, non-managing members held an aggregate of 4 million units in five limited liability companies (“DownREITs”), for which the Company is the managing member. At March 31, 2016, the carrying and fair values of these DownREIT units were $181 million and $191 million, respectively.

See Note 15 for the supplemental schedule of non-cash financing activities.

NOTE 13.  Segment Disclosures

The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the medical office segment, the Company invests through the acquisition and development of medical office buildings (“MOBs”), which generally require a greater level of property management. Otherwise, the Company primarily invests, through the acquisition and development of real estate, in single tenant and operator properties and debt issued by tenants and operators in these sectors. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements herein and in the Company’s 2015 Annual Report on Form 10-K filed with the SEC. There were no intersegment sales or transfers during the three months ended March 31, 2016 and 2015. The Company evaluates performance based upon (i) property net operating income from continuing operations (“NOI”), (ii) adjusted NOI (cash NOI), and (iii) adjusted NOI, including the Company’s pro rata share of unconsolidated joint ventures, plus interest income (“Portfolio Income”) of the combined investments in each segment.

Non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, accounts receivable, net, marketable equity securities and, if any, real estate held for sale. Interest expense, depreciation and amortization, and non-property specific revenues and expenses are not allocated to individual segments in evaluating the Company’s segment-level performance. See Note 17 for other information regarding concentrations of credit risk.

Summary information for the reportable segments (in thousands):

For the three months ended March 31, 2016:

	Senior	Post-acute/	Life	Medical
	Housing	Skilled Nursing	Science	Office	Hospital	Total
Rental revenues(1)	$128,897	$107,190	$88,948	$108,994	$22,870	$456,899
Resident fees and services	165,763	—	—	—	—	165,763
Operating expenses	(116,136)	(564)	(16,743)	(42,313)	(1,199)	(176,955)
NOI	178,524	106,626	72,205	66,681	21,671	445,707
Non-cash adjustments to NOI(2)	(5,956)	(271)	(673)	(805)	303	(7,402)
Adjusted (cash) NOI	172,568	106,355	71,532	65,876	21,974	438,305
Adjusted (cash) NOI from unconsolidated joint ventures	14,898	404	1,420	322	—	17,044
Interest income	1,851	16,178	—	—	—	18,029
Portfolio Income	$189,317	$122,937	$72,952	$66,198	$21,974	473,378
Addback non-cash adjustments						7,402
Investment management fee income						91
Interest expense						(122,062)
Depreciation and amortization						(141,322)
General and administrative expenses						(25,499)
Acquisition and pursuit costs						(2,475)
Other income, net						1,222
Income tax expense						(53,038)
Equity loss in unconsolidated joint ventures, excluding adjusted (cash) NOI						(17,952)
Net income						$119,745

For the three months ended March 31, 2015:

	Senior	Post-acute/	Life	Medical
	Housing	Skilled Nursing	Science	Office	Hospital	Total
Rental revenues(1)	$127,382	$140,576	$83,551	$98,305	$22,242	$472,056
Resident fees and services	105,013	—	—	—	—	105,013
Operating expenses	(75,510)	(533)	(16,699)	(38,252)	(1,037)	(132,031)
NOI	156,885	140,043	66,852	60,053	21,205	445,038
Non-cash adjustments to NOI(2)	(6,413)	(18,083)	(3,075)	(1,866)	252	(29,185)
Adjusted (cash) NOI	150,472	121,960	63,777	58,187	21,457	415,853
Adjusted (cash) NOI from unconsolidated joint ventures	14,012	—	1,228	304	—	15,544
Interest income	7,394	25,868	—	—	—	33,262
Portfolio Income	$171,878	$147,828	$65,005	$58,491	$21,457	464,659
Addback non-cash adjustments						29,185
Investment management fee income						460
Interest expense						(116,780)
Depreciation and amortization						(114,522)
General and administrative expenses						(24,773)
Acquisition and pursuit costs						(3,390)
Impairment						(478,464)
Gain on sales of real estate						6,264
Other income, net						1,724
Income tax benefit						77
Equity loss in unconsolidated joint ventures, excluding adjusted (cash) NOI						(1,943)
Net loss						$(237,503)

(1)	Represents rental and related revenues, tenant recoveries and income from DFLs.
(2)	Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles and lease termination fees.

A summary of the Company’s total assets by segment (in thousands):

	March 31,	December 31,
Segment	2016	2015
Senior housing	$9,931,444	$9,812,142
Post-acute/skilled nursing	5,111,794	5,162,947
Life science	3,944,689	3,905,137
Medical office	3,485,010	3,469,048
Hospital	622,820	622,820
Gross segment assets	23,095,757	22,972,094
Accumulated depreciation and amortization	(3,059,436)	(2,941,568)
Net segment assets	20,036,321	20,030,526
Real estate assets held for sale, net	311,243	314,126
Other non-segment assets	852,363	1,105,197
Total assets	$21,199,927	$21,449,849

At both March 31, 2016 and December 31, 2015, goodwill of $50 million was allocated to segment assets as follows: (i) senior housing—$31 million, (ii) post-acute/skilled nursing—$3 million, (iii) medical office—$11 million and (iv) hospital—$5 million.

NOTE 14.  Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator
Net income (loss)	$119,745	$(237,503)
Noncontrolling interests’ share in earnings	(3,626)	(3,111)
Net income (loss) attributable to HCP, Inc.	116,119	(240,614)
Participating securities’ share in earnings	(357)	(335)
Net income (loss) applicable to common shares	$115,762	$(240,949)

Denominator
Basic weighted average common shares	466,074	460,880
Dilutive potential common shares	188	—
Diluted weighted average common shares	466,262	460,880

Earnings per common share
Basic	$0.25	$(0.52)
Diluted	$0.25	$(0.52)

Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, which requires the use of the two-class method when computing basic and diluted earnings per share. Options to purchase approximately 1.4 million shares of common stock that had an exercise price (including deferred compensation expense) in excess of the average closing market price of the Company’s common stock during the three months ended March 31, 2016 were not included in the Company’s earnings per share calculations because they are anti-dilutive. Restricted stock and performance restricted stock units representing 0.7 million shares of common stock during the three months ended March 31, 2016 were not included because they are anti-dilutive. Additionally, 6 million shares issuable upon conversion of 4 million DownREIT units during the three months ended March 31, 2016 were not included because they are anti-dilutive. For the three months ended March 31, 2015, the Company generated a net loss. The weighted-average basic shares outstanding was used in calculating diluted loss per share from continuing operations, as using diluted shares would be anti-dilutive to loss per share.

NOTE 15.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2016	2015
Supplemental cash flow information:
Interest paid, net of capitalized interest	$171,422	$168,165
Income taxes paid	1,213	383
Capitalized interest	3,128	1,698
Supplemental schedule of non-cash investing activities:
Accrued construction costs	56,972	32,236
Settlement of HCRMC Tranche A DRO as consideration for DFL acquisition	91,605	—
Tenant funded tenant improvements owned by HCP	9,178	572
Supplemental schedule of non-cash financing activities:
Vesting of restricted stock units	248	288
Conversion of non-managing member units into common stock	4,136	1,608
Noncontrolling interest issued in connection with real estate acquisitions	—	1,306
Other liabilities assumed with real estate acquisitions	1,200	626
Unrealized (losses) gains on available-for-sale securities and derivatives designated as cash flow hedges, net	(705)	2,334

NOTE 16.  Variable Interest Entities

On January 1, 2016, the Company adopted ASU 2015-02 using the modified retrospective method as permitted by the ASU. As a result of the adoption, the Company identified additional assets and liabilities of certain VIEs in its consolidated total assets and total liabilities at December 31, 2015 of $543 million and $651 million, respectively. Refer to the specific VIE descriptions below for detail on which entities were classified as consolidated VIEs subsequent to the adoption of ASU 2015-02. Additionally, the Company deconsolidated three joint ventures and recognized $0.5 million as a cumulative-effect adjustment to cumulative dividends in excess of earnings.

Unconsolidated Variable Interest Entities

At March 31, 2016, the Company had investments in: (i) four unconsolidated VIE joint ventures; (ii) 358 properties leased to VIE tenants; and (iii) marketable debt securities of, and a loan to two VIE borrowers. The Company has determined that it is not the primary beneficiary of these VIEs. The Company does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (CCRC OpCo, HCRMC OpCo, Vintage Park Development JV and LLC investments discussed below), it has no formal involvement in these VIEs beyond its investments.

The Company leases 310 properties to, and has an equity ownership investment in, HCRMC that has been identified as a VIE upon a reconsideration event in the fourth quarter of 2015. HCRMC has experienced continued operational declines and is a “thinly capitalized” entity that relies on the operating cash flows generated from its senior housing and post-acute facilities to fund operating expenses, including the rent obligations under the Amended Master Lease (see Notes 5 and 7).

The Company leases 48 properties to a total of seven tenants that have been identified as VIEs (“VIE tenants”). These VIE tenants are “thinly capitalized” entities that rely on the operating cash flows generated from the senior housing facilities to pay operating expenses, including the rent obligations under their leases.

The Company holds a 49% ownership interest in CCRC OpCo, a joint venture entity formed in August 2014 that operates senior housing properties in a RIDEA structure, that has been identified as a VIE (see Note 7). The equity members of CCRC OpCo “lack power” because they share certain operating rights with Brookdale as manager of the CCRCs. The assets of CCRC OpCo primarily consist of the CCRCs that it owns and leases, resident fees receivable, notes receivable, and cash and cash equivalents; its obligations primarily consist of operating lease obligations to CCRC PropCo and accounts payable and expense accruals associated with the cost of its CCRCs’ operations. Assets generated by the CCRC operations (primarily rents from CCRC residents) of CCRC OpCo may only be used to settle its contractual obligations (primarily the rental costs and operating expenses incurred to manage such facilities).

The Company holds Four Seasons Notes (see Note 9) and a portion of Four Season’s senior secured term loan (see Note 6). In the second quarter of 2015, upon the occurrence of a reconsideration event, it was determined that the issuer of the Four Seasons Notes is a VIE because this entity is “thinly capitalized.”

The Company holds an 85% ownership interest in Vintage Park Development JV (see Note 7) that has been identified as a VIE. Although power is shared among equity members, one equity member does not have a substantive investment in the entity. The assets of Vintage Park Development JV primarily consist of an in-progress independent living facility development project that it owns and cash and cash equivalents; its obligations primarily consist of accounts payable and expense accruals associated with the cost of the development obligations. Any assets generated by Vintage Park Development JV may only be used to settle its contractual obligations (primarily development expenses and debt service payments).

The Company holds a limited partner ownership interest in an unconsolidated LLC that has been identified as a VIE. The Company’s involvement in the entity is limited to its equity investment as a limited partner, and it does not have any ability to direct the activities that most significantly impact the entity. The assets and liabilities of the entity primarily consist of senior housing real estate and development activities. Any assets generated by the entity may only be used to settle its contractual obligations (primarily development expenses and debt service payments).

The Company holds commercial mortgage-backed securities (“CMBS”) issued by Federal Home Loan Mortgage Corporation (“Freddie MAC”) through a special purpose entity that has been identified as a VIE because it is “thinly capitalized.” The CMBS issued by the VIE are backed by mortgage debt obligations on real estate assets.

The classification of the related assets and liabilities and their maximum loss exposure as a result of the Company’s involvement with these VIEs at March 31, 2016 are presented below (in thousands):

	Maximum Loss		Carrying
VIE Type	Exposure(1)	Asset/Liability Type	Amount
HCRMC	$5,107,180	Net investment in DFLs and investments in unconsolidated joint ventures	$5,107,180
VIE tenants—DFLs	598,960	Net investment in DFLs	598,960
VIE tenants—operating leases	9,952	Lease intangibles, net and straight-line rent receivables	9,952
CCRC OpCo	230,275	Investments in unconsolidated joint ventures	230,275
Four Seasons	124,108	Loans and marketable debt securities	124,108
Vintage Park Development JV	8,593	Investments in unconsolidated joint ventures	8,593
CMBS and LLC investments	32,944	Marketable debt and cost method investments	32,944

(1)

The Company’s maximum loss exposure related to HCRMC, VIE tenants, CCRC OpCo, Vintage Park Development JV, loan and marketable debt securities, and LLC investments to VIE borrowers represents the aggregate carrying amount of such investments (including accrued interest). The Company’s maximum loss exposure may be mitigated by re-leasing the underlying properties to new tenants upon an event of default.

As of March 31, 2016, the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls). See Notes 5, 6, 7 and 9 for additional descriptions of the nature, purpose and operating activities of the Company’s unconsolidated VIEs and interests therein.

Consolidated Variable Interest Entities

RIDEA I.  The Company holds a 90% ownership interest in joint venture entities formed in September 2011 that own and operate senior housing properties in a RIDEA structure (“RIDEA I”). The Company has historically classified RIDEA I OpCo as a VIE and, as a result of the adoption of ASU 2015-02, now classifies RIDEA I PropCo as a VIE as well due to the non-managing member having no substantive participating rights in the management of RIDEA I PropCo or kick-out rights over the managing member. The Company consolidates RIDEA I PropCo and RIDEA I OpCo as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of RIDEA I PropCo primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of notes payable to a non-VIE consolidated subsidiary of the Company. The assets of RIDEA I OpCo primarily consist of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to RIDEA I PropCo and operating expenses of its senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) of the RIDEA I structure may only be used to settle its contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facilities and debt costs).

RIDEA II.  The Company holds an 80% ownership interest in joint venture entities formed in August 2014 that own and operate senior housing properties in a RIDEA structure (“RIDEA II”). The Company consolidates RIDEA II (“SH PropCo” and “SH OpCo”) as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of SH PropCo primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of a note payable to a non-VIE consolidated subsidiary of the Company. The assets of SH OpCo primarily consist of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to SH PropCo and operating expenses of its senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) of the RIDEA II structure may only be used to settle its contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facilities and debt costs). See Note 20 for additional discussion of potential RIDEA II transactions.

RIDEA III.  The Company holds a 90% ownership interest in joint venture entities formed in June 2015 that own and operate senior housing properties in a RIDEA structure (“RIDEA III”). The Company has historically classified RIDEA III OpCo as a VIE and, as a result of the adoption of ASU 2015-02, now classifies RIDEA III PropCo as a VIE as well due to the non-managing member having no substantive participating rights in the management of RIDEA III PropCo or kick-out rights over the managing member. The Company consolidates RIDEA III PropCo and RIDEA III OpCo as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of RIDEA III PropCo primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of a note payable to a non-VIE consolidated subsidiary of the Company. The assets of RIDEA III OpCo primarily consist of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to RIDEA III PropCo and operating expenses of its senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) of the RIDEA III structure may only be used to settle its contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facilities and debt costs).

HCP Ventures V, LLC.  The Company holds a 51% ownership interest in and is the managing member of a joint venture entity formed in October 2015 that owns and leases real estate assets (“HCP Ventures V, LLC”). Upon adoption of ASU 2015-02, the Company classified HCP Ventures V, LLC as a VIE due to the non-managing member having no substantive participating rights in the management of the HCP Ventures V, LLC or kick-out rights over the managing member. The Company consolidates HCP Ventures V, LLC as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of HCP Ventures V, LLC primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of capital expenditures for the properties. Assets generated by the HCP Ventures V, LLC may only be used to settle its contractual obligations (primarily from capital expenditures).

Vintage Park JV.  The Company holds a 90% ownership interest in a joint venture entity formed in January 2015 that owns an 85% interest in an unconsolidated development VIE (“Vintage Park JV”). Upon adoption of ASU 2015-02, the Company classified Vintage Park JV as a VIE due to the non-managing member having no substantive participating rights in the management of the Vintage Park JV or kick-out rights over the managing member. The Company consolidates Vintage Park JV as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of Vintage Park JV primarily consist of an investment in the Vintage Park Development JV and cash and cash equivalents; its obligations primarily consist of funding the ongoing development of the Vintage Park Development JV. Assets generated by the Vintage Park JV may only be used to settle its contractual obligations (primarily from the funding of the Vintage Park Development JV).

DownREIT Partnerships.  The Company holds a controlling ownership interest in and is the managing member of five partnerships organized in downREIT structures (the “DownREIT Partnerships”). Upon adoption of ASU 2015-02, the Company classified the DownREIT Partnerships as VIEs due to the non-managing members having no substantive participating rights in the management of the DownREIT Partnerships or kick-out rights over the managing member. The Company consolidates the DownREIT Partnerships as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the DownREIT Partnerships primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of debt service payments and capital expenditures for the properties. Assets generated by the DownREIT Partnerships (primarily from resident rents) may only be used to settle its contractual obligations (primarily from debt service and capital expenditures).

Other Consolidated Real Estate Partnerships.  The Company holds a controlling ownership interest in and is the general partner (or managing member) of multiple partnerships that own and lease real estate assets (the “Partnerships”). Upon adoption of ASU 2015-02, the Company classified the Partnerships as VIEs due to the limited partners (non-managing members) having no substantive participating rights in the management of the Partnerships or kick-out rights over the general partner (managing member). The Company consolidates the Partnerships as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance and its right (or obligation) to the majority of the returns (or losses). The assets of the Partnerships primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of debt service payments and capital expenditures for the properties. Assets generated by the Partnerships (primarily from resident rents) may only be used to settle its contractual obligations (primarily from debt service and capital expenditures).

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

NOTE 17.  Concentration of Credit Risk

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

The following tables provide information regarding the Company’s concentrations with respect to certain tenants and operators; the information provided is presented for the gross assets and revenues that are associated with certain tenants and operators as percentages of their respective segment’s and total Company’s gross assets and revenues:

	Percentage of		Percentage of
	Senior Housing Gross Assets		Senior Housing Revenues
	March 31,	December 31,	Three Months Ended March 31,
Operators	2016	2015	2016	2015
Brookdale	27%	28%	21%	25%
HCRMC	12%	12%	6%	8%

	Percentage of Post-Acute/		Percentage of Post-Acute/
	Skilled Nursing Gross Assets		Skilled Nursing Revenues
	March 31,	December 31,	Three Months Ended March 31,
Operators	2016	2015	2016	2015
HCRMC	77%	64%	78%	80%

	Percentage of		Percentage of
	Total Company Gross Assets		Total Company Revenues
	March 31,	December 31,	Three Months Ended March 31,
Operators	2016	2015	2016	2015
HCRMC	24%	23%	18%	25%
Brookdale	13%	12%	10%	10%

HCRMC’s summarized consolidated financial information (in millions):

	March 31,	December 31,
	2016	2015
Real estate and other property, net	$2,611.8	$2,628.5
Cash and cash equivalents	173.8	125.0
Goodwill, intangible and other assets, net	4,526.9	4,598.3
Total assets	$7,312.5	$7,351.8

Debt and financing obligations	$5,783.8	$5,836.4
Accounts payable, accrued liabilities and other	1,006.7	982.9
Total equity	522.0	532.5
Total liabilities and equity	$7,312.5	$7,351.8

	Three Months Ended March 31,
	2016	2015
Revenues	$984.5	$1,054.0
Operating, general and administrative expense	(857.2)	(897.9)
Depreciation and amortization expense	(32.5)	(35.9)
Interest expense	(115.1)	(100.3)
Other income, net	3.5	2.8
Gain on disposal of assets	3.3	—
(Loss) income from continuing operations before income tax (expense) benefit	(13.5)	22.7
Income tax benefit (expense)	2.9	(10.1)
(Loss) income from continuing operations	(10.6)	12.6
Income from discontinued operations, net of taxes	0.1	1.1
Net (loss) income	$(10.5)	$13.7

As of March 31, 2016, Brookdale provided comprehensive facility management and accounting services with respect to 108 of the Company’s senior housing facilities and 15 CCRCs owned by the CCRC JV, for which the Company or joint venture pay annual management fees pursuant to long-term management agreements. Most of the management agreements have terms ranging from 10 to 15 years, with three to four 5-year renewals. The base management fees are 4.5% to 5.0% of gross revenues (as defined) generated by the RIDEA facilities. In addition, there are incentive management fees payable to Brookdale if operating results of the RIDEA properties exceed pre-established EBITDAR (as defined) thresholds.

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

NOTE 18.  Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The following table illustrates the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2016 in the consolidated balance sheets (in thousands):

Financial Instrument(1)	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$24	$24	$—	$—
Interest-rate swap liabilities	7,384	—	7,384	—
Currency swap assets	2,469	—	2,469	—
Warrants	16	—	—	16

(1)	Interest-rate and currency swaps, as well as common stock warrant fair values, are determined based on observable and unobservable market assumptions utilizing standardized derivative pricing models.

Recognized gains and losses are recorded in other income, net on the Company’s consolidated statements of operations. During the three months ended March 31, 2016, there were no transfers of financial assets or liabilities within the fair value hierarchy.

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

Bank line of credit, term loans and other debt – The carrying values are reasonable estimates of fair value because the borrowings are primarily based on market interest rates and the Company’s current credit ratings.

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

The table below summarizes the carrying values and fair values of the Company’s financial instruments (in thousands):

	March 31, 2016		December 31, 2015
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Loans receivable, net(2)	$768,896	$775,109	$768,743	$770,052
Marketable debt securities(2)	100,915	100,915	102,958	102,958
Marketable equity securities(1)	24	24	39	39
Warrants(3)	16	16	55	55
Bank line of credit(2)	810,313	810,313	397,432	397,432
Term loans(2)	511,737	511,737	524,807	524,807
Senior unsecured notes(1)	8,623,376	8,854,121	9,120,107	9,390,668
Mortgage debt(2)	895,289	936,466	932,212	963,786
Other debt(2)	95,229	95,229	94,445	94,445
Interest-rate swap assets(2)	—	—	196	196
Interest-rate swap liabilities(2)	(7,384)	7,384	6,251	6,251
Currency swap assets(2)	2,469	2,469	1,551	1,551

(1)	Level 1: Fair value calculated based on quoted prices in active markets.
(2)

Level 2: Fair value based on quoted prices for similar or identical instruments in active or inactive markets, respectively, or calculated utilizing standardized pricing models in which significant inputs or value drivers are observable in active markets.

(3)	Level 3: Fair value determined based on significant unobservable market inputs using standardized derivative pricing models.

NOTE 19.  Derivative Financial Instruments

The following table summarizes the Company’s outstanding interest-rate and foreign currency swap contracts as of March 31, 2016 (dollars and GBP in thousands):

			Fixed
		Hedge	Rate/Buy	Floating/Exchange	Notional/
Date Entered	Maturity Date	Designation	Amount	Rate Index	Sell Amount	Fair Value(1)
Interest rate:
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(5,487)
November 2008(3)	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	$24,900	$(532)
July 2012(4)	June 2016	Cash Flow	1.81%	1 Month GBP LIBOR+1.20%	£137,000	$(29)
January 2015(4)	October 2017	Cash Flow	1.79%	1 Month GBP LIBOR+0.975%	£220,000	$(1,336)
Foreign currency:
July 2012(5)	June 2016	N/A	$11,400	Buy USD/Sell GBP	£7,200	$964
January 2015(6)	October 2017	Cash Flow	$30,300	Buy USD/Sell GBP	£20,000	$1,505

(1)	Derivative assets are recorded in other assets, net and derivative liabilities are recorded in accounts payable and accrued liabilities on the consolidated balance sheets.
(2)	Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.
(3)	Represents an interest-rate swap contract, which hedges fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.
(4)	Hedges fluctuations in interest payments on variable-rate unsecured debt due to fluctuations in the underlying benchmark interest rate.
(5)

Currency swap contract (buy USD/sell GBP) hedges the foreign currency exchange risk related to a portion of the Company’s forecasted interest receipts on British pound sterling (“GBP”) denominated senior notes. Represents a currency swap to sell £7.2 million at a rate of 1.5695 in June 2016.

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

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of a derivative instrument due to adverse changes in market prices. Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative contracts, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At March 31, 2016, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

During the three months ended March 31, 2016, the Company determined a portion of a cash flow hedge was ineffective and reclassified $0.1 million of unrealized gains related to this interest-rate swap contract into other income, net. The Company expects that the hedged forecasted transactions for each of the outstanding qualifying cash flow hedging relationships at March 31, 2016 remain probable of occurring, and as a result, no additional gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings for any other outstanding hedges, other than those discussed above.

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

		Effects of Change in Interest and Foreign Currency Rates
		+50 Basis	-50 Basis	+100 Basis	-100 Basis
Date Entered	Maturity Date	Points	Points	Points	Points
Interest rate:
July 2005	July 2020	$1,066	$(773)	$1,986	$(1,692)
November 2008	October 2016	67	(68)	135	(135)
July 2012	June 2016	209	(200)	417	(401)
January 2015	October 2017	2,486	(2,494)	4,976	(4,984)
Foreign currency:
July 2012	June 2016	(47)	57	(99)	109
January 2015	October 2017	(72)	216	(215)	360

NOTE 20.  Subsequent Events

In May 2016, the Company announced its intention to spin off interests in 338 properties (including 17 facility sales expected to close by the end of 2016 and potentially before completion of the spin off), primarily comprised of its HCRMC DFL investments, and its equity investment in HCRMC OpCo, into an independent, publicly-traded REIT (“SpinCo”). The spin-off is expected to be effectuated through a pro rata special distribution of SpinCo’s common shares to HCP stockholders and will be treated as a taxable transaction for U.S. federal income tax purposes. The transaction is subject to certain conditions, including the SEC declaring effective a registration statement for the SpinCo common share to be distributed, filing and approval of SpinCo to be listed on an exchange, customary third party consents, and formal approval and declaration of the distribution by the Company’s Board of Directors. The transaction is expected to be completed in the second half of 2016. The Company may, at any time and for any reason until the proposed transaction is complete, abandon the spin-off or modify or change its terms.

In May 2016, the Company entered into a master contribution agreement to contribute its interests in RIDEA II to an unconsolidated joint venture owned 50.1% by HCP and 49.9% by an investor group led by Columbia Pacific Advisors, LLC (“CPA”) (the “HCP/CPA JV”). In return, the Company will receive $109 million in cash proceeds from the HCP/CPA JV, a $636 million note receivable (“Note”) and retain an approximately 40% beneficial interest in RIDEA II. This transaction, upon completion, would result in the Company deconsolidating the net assets of RIDEA II because it will not direct the activities that most significantly impact the venture. The Company further expects that the members will recapitalize RIDEA II, at which time the Company expects to receive cash proceeds in payment against the Note. The closing of these transactions are expected to occur in 2016 and remain subject to regulatory and third party approvals and other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements.”  We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “forecast,” “plan,” “potential,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof.  Forward-looking statements reflect our current expectations and views about future events and are subject to risks and uncertainties that could significantly affect our future financial condition and results of operations. While forward-looking statements reflect our good faith belief and reasonable assumptions based upon current information, we can give no assurance that our expectations or forecasts will be attained. Further, we cannot guarantee the accuracy of any such forward-looking statement contained in this Quarterly Report, and such forward-looking statements are subject to known and unknown risks and uncertainties that are difficult to predict. As more fully set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:

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

•	competition for tenants and operators, including with respect to new leases and mortgages and the renewal or rollover of existing leases;
•	competition for skilled management and other key personnel;
•	availability of suitable properties to acquire at favorable prices and the competition for the acquisition and financing of those properties;
•	our ability to negotiate the same or better terms with new tenants or operators if existing leases are not renewed or we exercise our right to replace an existing tenant or operator upon default;
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

•	changes in global, national and local economic conditions, and currency exchange rates;
•	our ability to manage our indebtedness level and changes in the terms of such indebtedness;
•	our ability to maintain our qualification as a real estate investment trust (“REIT”)
•	the ability of HCP and SpinCo to satisfy any necessary conditions to complete the spin-off transaction; and
•	the ability of HCP and SpinCo to complete financings related to the spin-off transaction on acceptable terms or at all.

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

The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•	Executive Summary
•	2016 Transaction Overview
•	Dividends
•	Results of Operations
•	Liquidity and Capital Resources
•	Contractual Obligations
•	Off-Balance Sheet Arrangements
•	Inflation
•	Non-GAAP Financial Measures Reconciliations
•	Critical Accounting Policies
•	Recent Accounting Pronouncements

Executive Summary

HCP, Inc., a Standard & Poor’s (“S&P”) 500 company, invests primarily in real estate serving the healthcare industry in the United States. We are a Maryland corporation organized in 1985 and qualify as a self-administered REIT. We acquire, develop, lease, manage and dispose of healthcare real estate, and provide financing to healthcare providers. At March 31, 2016, our portfolio of investments, including properties in our unconsolidated joint ventures, consisted of interests in 1,200 facilities.

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

Our REIT qualification requires us to distribute at least 90% of our REIT taxable income (excluding net capital gains); therefore, we do not retain capital. As a result, we regularly access the public equity and debt markets to raise the funds necessary to finance acquisitions and debt investments, develop and redevelop properties, and refinance maturing debt.

We maintain a disciplined balance sheet by actively managing our debt to equity levels and maintaining multiple sources of liquidity, such as our revolving line of credit facility, access to capital markets and secured debt lenders, relationships with current and prospective institutional joint venture partners, and our ability to divest assets. Our debt obligations are primarily long-term fixed rate with staggered maturities, which reduces the impact of rising interest rates on our operations.

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

2016 Transaction Overview

HCR ManorCare, Inc.

Spin-Off of Real Estate Portfolio

In May 2016, we announced our intention to spin off interests in 338 properties (including 17 facility sales expected to close by the end of 2016 and potentially before completion of the spin off), primarily comprised of our HCRMC DFL investments, and equity investment in HCRMC OpCo, into an independent, publicly-traded REIT (“SpinCo”). The spin-off is expected to be effectuated through a pro rata special distribution of SpinCo’s shares to HCP stockholders and will be treated as a taxable transaction for U.S. federal income tax purposes. The transaction is subject to certain conditions, including the SEC declaring effective a registration statement for the SpinCo common share to be distributed, filing and approval of SpinCo to be listed on an exchange, customary third party consents, and formal approval and declaration of the distribution by the our Board of Directors. The transaction is expected to be completed in the second half of 2016. We may, at any time and for any reason until the proposed transaction is complete, abandon the spin-off or modify or change its terms.

First Quarter Operating Performance

For the first quarter 2016, HCRMC reported normalized EBITDAR of $131 million, which was up $22 million, or 20% sequentially, driven by a 110 basis point increase in core post-acute/skilled nursing occupancy. On a year-over-year basis, normalized EBITDAR decreased $27 million, or 17%, primarily due to a weaker flu season, continued pressure from payor mix shift, and shorter lengths of stay, as well as transaction costs and operational disruption from the non-strategic asset sales. HCRMC’s normalized fixed charge coverage ratio for the trailing twelve months ended March 31, 2016 was 1.06x and for the trailing three months was 1.11x.

HCRMC ended the quarter with $174 million of cash and cash equivalents and continues to be current on its obligations under the amended master lease.

Transaction Activity

During the quarter, we completed 11 of the 50 non-strategic asset sales, generating proceeds of $62 million.  Inclusive of this amount, we expect to receive $130 million during 2016, bringing total anticipated sales proceeds from all 50 facilities to $350 million. We expect the remaining 17 assets to close by year end. In addition, we completed the final transfer of the nine facilities that were part of the HCRMC lease amendment representing $275 million of value received in the fee ownership of these recently built post-acute facilities.

In February 2016, we acquired a new 64-bed memory care facility in Easton, Pennsylvania for $15 million that opened in January 2016, which is located adjacent to our existing post-acute facility that is currently 94% occupied. The facility was developed by HCRMC and was added to its master lease with a term of 16 years.

Accounting and Income Tax Update

We acquired the HCRMC DFL investments in 2011 through an acquisition of a C-Corporation, which was subject to federal and state built-in gain tax, if all the assets were sold within 10 years, of up to $2 billion. At the time, we intended to hold the assets for at least 10 years, at which time the assets would no longer be subject to the built-in gain tax.

In December 2015, the U.S. Federal Government passed legislation which permanently reduced the holding period, for federal tax purposes, to five years. We satisfied the five year holding period requirement in April 2016. However, certain states still require a 10-year holding period and, as such, the assets are still subject to state built-in gain tax.

During the three months ended March 31, 2016, we determined that we may sell assets during the next five years and, therefore, recorded a deferred tax liability of approximately $49 million representing our estimated exposure to state built-in gain tax.

See Notes 5 and 7 to the Consolidated Financial Statements for additional discussion of HCRMC, which information is incorporated by reference herein.

Investment Transactions

In January 2016, we acquired a portfolio of five private pay senior housing communities with 364 units and one skilled nursing facility with 120 beds for $95 million. All of the communities were developed within the past two years and are triple-net leased to four regional operators.

We entered into definitive agreements to acquire a portfolio of seven private pay senior housing communities for $190 million, including the assumption of $75 million of debt maturing in 2044 at a 4.0% rate. Consisting of 526 assisted living and memory care units, the portfolio will be managed by Senior Lifestyle Corporation in a 100% owned RIDEA structure at closing. We anticipate that the transaction will close during the second half of 2016.

The Cove Development

We have pre-leased approximately 50% of The Cove Phase I, which consists of two buildings totaling up to 250,000 square feet, expected to be delivered in the third quarter of 2016. In response to Phase I leasing success and continued strong demand from life science users in South San Francisco, in February 2016, we commenced the $185 million development The Cove Phase II, which adds two Class A buildings totaling up to 230,000 square feet expected to be delivered by the third quarter of 2017.

Capital Recycling and Financing Activities

In May 2016, we entered into a master contribution agreement to contribute our interests in the RIDEA II joint venture (“RIDEA II”) to an unconsolidated joint venture owned 50.1% by HCP and 49.9% by an investor group led by Columbia Pacific Advisors, LLC (“CPA”) (the “HCP/CPA JV”). In return, we will receive $109 million in cash proceeds from the HCP/CPA JV, a $636 million note receivable (“Note”) and retain an approximately 40% beneficial interest in RIDEA II. This transaction, upon completion, would result in us deconsolidating the net assets of RIDEA II because we will not direct the activities that most significantly impact the venture. We further expect that the members will recapitalize RIDEA II, at which time we expect to receive cash proceeds in payment against the Note. The closing of these transactions are expected to occur in 2016 and remain subject to regulatory and third party approvals and other customary closing conditions.

In April 2016, we sold a life science facility and a medical office building for $90 million.

In February 2016, we refinanced $500 million of maturing unsecured debt using proceeds from our December 2015 offering of senior unsecured notes.

In January 2016, we entered into a sale agreement for a purchase option that was exercised on four life science facilities in South San Francisco, CA for $310 million. The transaction is expected to close in the second half of 2016.

Dividends

On April 27, 2016, we announced that our Board declared a quarterly common stock cash dividend of $0.575 per share. The common stock dividend will be paid on May 24, 2016 to stockholders of record as of the close of business on May 9, 2016.

Results of Operations

We evaluate our business and allocate resources among our business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the senior housing, post-acute/skilled nursing, life science and hospital segments, we primarily invest, through acquisition and development, in single operator or tenant properties and debt issued by operators in these sectors. Under the medical office segment, we invest, through acquisition and development, in single or multi-tenant medical office buildings (“MOBs”), which generally require a greater level of property management.

Non-GAAP Financial Measures

Net Operating Income (“NOI”)

NOI and adjusted NOI are non-GAAP supplemental financial measures used to evaluate the operating performance of real estate. NOI is defined as rental and related revenues, including tenant recoveries, resident fees and services, and income from direct financing leases (“DFLs”), less property level operating expenses; NOI excludes all other financial statement amounts included in net income (loss) as presented in Note 13 to the Consolidated Financial Statements. Management believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles and lease termination fees. Adjusted NOI is oftentimes referred to as “cash NOI.” We use NOI and adjusted NOI to make decisions about resource allocations, to assess and compare property level performance, and evaluate our same property portfolio (“SPP”), as described below. We believe that net income (loss) is the most directly comparable U.S. generally accepted accounting principles (“GAAP”) measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect various excluded items. Further, our definition of NOI may not be comparable to the definition used by other REITs or real estate companies, as they may use different methodologies for calculating NOI. NOI and adjusted NOI are non-GAAP supplemental financial measures; for a reconciliation of net income (loss) to NOI and adjusted NOI and other relevant disclosure, refer to Note 13 to the Consolidated Financial Statements.

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

Same Property Portfolio

SPP NOI and adjusted NOI information allows us to evaluate the performance of our property portfolio under a consistent population by eliminating changes in the composition of our portfolio of properties. We identify our SPP as stabilized properties that remained in operations and were consistently reported as leased properties or RIDEA properties for the duration of the year over year comparison periods presented, excluding assets held for sale. Accordingly, it takes a stabilized property a minimum of 12 months in operations under a consistent reporting structure to be included in our SPP. Newly acquired operating assets are generally considered stabilized at the earlier of lease-up (typically when the tenant(s) control(s) the physical use of at least 80% of the space) or 12 months from the acquisition date. Newly completed developments and redevelopments are considered stabilized at the earlier of lease-up or 24 months from the date the property is placed in service. SPP NOI excludes certain non-property specific operating expenses that are allocated to each operating segment on a consolidated basis. SPP adjusted NOI excludes the effects of foreign exchange rate movements by using the average current period exchange rate to translate from British pound sterling (“GBP”) into U.S. dollar (“USD”) for the comparison periods. A property is removed from our SPP when it is sold, placed into redevelopment or changes its reporting structure.

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

FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is net income (loss) applicable to common shares (computed in accordance with GAAP), excluding gains or losses from sales of depreciable property, including any taxes directly associated with sales of depreciable property, impairments of, or related to, depreciable real estate, plus real estate and DFL depreciation and amortization, and after adjustments for joint ventures. Adjustments for joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income (loss). We compute FFO in accordance with the current NAREIT definition; however, other REITs may report FFO differently or have a different interpretation of the current NAREIT definition from ours.

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

Funds Available for Distribution (“FAD”)

FAD is defined as FFO as adjusted after excluding the impact of the following: (i) amortization of acquired market lease intangibles, net; (ii) amortization of deferred compensation expense; (iii) amortization of deferred financing costs, net; (iv) straight-line rents; (v) non-cash interest and depreciation related to DFLs and lease incentive amortization (reduction of straight-line rents); and (vi) deferred revenues, excluding amounts amortized into rental income that are associated with tenant funded improvements owned/recognized by us and up-front cash payments made by tenants to reduce their contractual rents. Also, FAD is: (i) computed after deducting recurring capital expenditures, including leasing costs and second generation tenant and capital improvements; and (ii) includes lease restructure payments and adjustments to compute our share of FAD from our unconsolidated joint ventures and those related to CCRC non-refundable entrance fees. Other REITs or real estate companies may use different methodologies for calculating FAD, and accordingly, our FAD may not be comparable to those reported by other REITs. Although our FAD computation may not be comparable to that of other REITs, management believes FAD provides a meaningful supplemental measure of our performance and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. FAD does not represent cash generated from operating activities determined in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income (loss) determined in accordance with GAAP. FAD is a non-GAAP supplemental financial measure; for a reconciliation of net income (loss) to FAD, as defined, and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

Overview(1)

Results for the three months ended March 31, 2016 and 2015 (dollars in thousands except per share data):

	Three Months Ended		Three Months Ended		Per
	March 31, 2016		March 31, 2015		Share
	Amount	Per Share	Amount	Per Share	Change
FFO	$319,266	$0.68	$(117,572)	$(0.26)	$0.94
FFO as adjusted	321,784	0.69	364,282	0.79	(0.10)
FAD	309,038	0.66	319,581	0.69	(0.03)
Net income (loss) applicable to common shares	115,762	0.25	(240,949)	(0.52)	0.77

________________________________________

(1) For the reconciliations, see “Non-GAAP Financial Measures Reconciliations” section below.

FAD decreased $0.03 per share primarily as a result of: (i) the rent reduction from the 2015 HCRMC lease amendment (see Note 5 to the Consolidated Financial Statements) effective April 1, 2015, (ii) reduction in interest income from placing our Four Seasons senior notes (“Four Seasons Notes”) on cost recovery method in the third quarter of 2015 (see Note 9 to the Consolidated Financial Statements) and (iii) reduction in interest income from loan repayments during 2015. The decrease was partially offset by increased NOI from our 2015 acquisitions and the other assets in our SPP, excluding our HCRMC DFL investments.

FFO as adjusted decreased $0.10 primarily as a result of the aforementioned items impacting FAD and reduction in income related to our HCRMC investments due to the change in income recognition method to cash basis accounting in January 2016 (see Note 5 to the Consolidated Financial Statements).

FFO and earnings per share (“EPS”) for the quarter ended March 31, 2015 included a $478 million impairment related to our HCRMC DFL investments (see Note 5 to the Consolidated Financial Statements), which were partially offset by the aforementioned events impacting FFO as adjusted. There were no impairments recognized for the quarter ended March 31, 2016. Additionally, EPS for the quarter ended March 31, 2016 included income tax expenses of $53 million related to our estimated exposure to state built-in gain taxes.

Segment NOI and Adjusted NOI

The tables below provide selected operating information for our SPP and total property portfolio for each of our business segments. Our consolidated SPP for the three months ended March 31, 2016 consists of 1,063 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2015 and that remained in operations under a consistent reporting structure through March 31, 2016. Our consolidated total property portfolio consist of 1,168 and 1,101 properties at March 31, 2016 and 2015, respectively.

Results as of and for the three months ended March 31, 2016 and 2015 (dollars and square feet in thousands except per capacity data):

Senior Housing

	SPP			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015	Change	2016	2015	Change
Rental revenues(1)	$125,602	$127,404	$(1,802)	$128,897	$127,382	$1,515
Resident fees and services	110,596	104,810	5,786	165,763	105,013	60,750
Total segment revenues	236,198	232,214	3,984	294,660	232,395	62,265
Operating expenses	(78,443)	(74,891)	(3,552)	(116,136)	(75,510)	(40,626)
NOI	157,755	157,323	432	178,524	156,885	21,639
Non-cash adjustments to NOI	(5,724)	(7,273)	1,549	(5,956)	(6,413)	457
Adjusted NOI	$152,031	$150,050	$1,981	$172,568	$150,472	$22,096
Adjusted NOI % change			1.3%
Property count(2)	448	448		510	458
Average capacity (units)(3)	44,118	44,045		50,781	44,908
Average annual rent per unit(4)	$13,868	$13,648		$13,767	$13,481

(1)	Represents rental and related revenues and income from DFLs.
(2)	From our past presentation of SPP for the three months ended March 31, 2015, we removed seven senior housing properties from SPP that were sold.
(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
(4)	Average annual rent per unit for RIDEA properties is based on NOI.

SPP Adjusted NOI. SPP adjusted NOI improved primarily as a result of improved performance from RIDEA properties and annual rent increases.

Total Portfolio NOI and Adjusted NOI. In addition to the impact of our SPP, our total portfolio NOI and adjusted NOI increased primarily as a result of the impact from our senior housing acquisitions in 2015 and 2016, primarily $16 million from our RIDEA III transaction in June 2015 (see Note 3 to the Consolidated Financial Statements).

Post-Acute/Skilled Nursing

	SPP			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015	Change	2016	2015	Change
Rental revenues(1)	$104,059	$133,749	$(29,690)	$107,190	$140,576	$(33,386)
Operating expenses	(42)	(47)	5	(564)	(533)	(31)
NOI	104,017	133,702	(29,685)	106,626	140,043	(33,417)
Non-cash adjustments to NOI	175	(17,344)	17,519	(271)	(18,083)	17,812
Adjusted NOI	$104,192	$116,358	$(12,166)	$106,355	$121,960	$(15,605)
Adjusted NOI % change			(10.5)%
Property count(2)	279	279		301	301
Average capacity (beds)(3)	35,550	34,732		37,151	38,282
Average annual rent per bed	$11,727	$13,405		$11,511	$12,798

(1)	Represents rental and related revenues and income from DFLs.
(2)

From our past presentation of SPP for the three months ended March 31, 2015, we removed 27 post-acute/skilled nursing facilities from SPP that were sold and four post-acute/skilled nursing facilities that were deconsolidated as a result of the initial adoption of Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.

NOI and Adjusted NOI.  SPP and total portfolio NOI and adjusted NOI decreased primarily as a result of the HCRMC Lease Amendment and reduction in income related to our HCRMC DFL investments due to the change in income recognition method to cash basis accounting in January 2016, see Notes 5 and 7 to the Consolidated Financial Statements.

Life Science

	SPP			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015	Change	2016	2015	Change
Rental and related revenues	$64,557	$61,968	$2,589	$74,159	$69,504	$4,655
Tenant recoveries	13,112	13,029	83	14,789	14,047	742
Total segment revenues	77,669	74,997	2,672	88,948	83,551	5,397
Operating expenses	(14,011)	(14,540)	529	(16,743)	(16,699)	(44)
NOI	63,658	60,457	3,201	72,205	66,852	5,353
Non-cash adjustments to NOI	184	(2,215)	2,399	(673)	(3,075)	2,402
Adjusted NOI	$63,842	$58,242	$5,600	$71,532	$63,777	$7,755
Adjusted NOI % change			9.6%
Property count(1)	108	108		114	111
Average occupancy	97.9%	95.2%		98.1%	96.2%
Average occupied square feet	6,782	6,590		7,408	7,046
Average annual total segment revenues per occupied square foot	$46	$44		$48	$46
Average annual base rent per occupied square foot	$38	$36		$40	$38

(1)	From our past presentation of SPP for the three months ended March 31, 2015, we removed four life science facilities from SPP that were classified as held for sale.

SPP NOI and Adjusted NOI.  SPP NOI and adjusted NOI increased primarily as a result of increased occupancy. Additionally, SPP adjusted NOI increased as a result of annual rent escalations.

Total Portfolio NOI and Adjusted NOI.  In addition to the impact of our SPP, our total portfolio NOI and adjusted NOI increased primarily as a result of the impact of our life science acquisitions during 2015.

During the three months ended March 31, 2016, 310,000 square feet of new and renewal leases commenced at an average annual base rent of $33.75 per square foot compared to 311,000 square feet of expired leases with an average annual base rent of $26.90 per square foot. During the three months ended March 31, 2016, we classified 457,000 square feet as assets held for sale with an average annual base rent of $52.82 per square foot.

Medical Office

	SPP			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015	Change	2016	2015	Change
Rental and related revenues	$83,035	$81,396	$1,639	$92,854	$83,119	$9,735
Tenant recoveries	15,328	15,096	232	16,140	15,186	954
Total segment revenues	98,363	96,492	1,871	108,994	98,305	10,689
Operating expenses	(37,394)	(36,257)	(1,137)	(42,313)	(38,252)	(4,061)
NOI	60,969	60,235	734	66,681	60,053	6,628
Non-cash adjustments to NOI	(455)	(1,632)	1,177	(805)	(1,866)	1,061
Adjusted NOI	$60,514	$58,603	$1,911	$65,876	$58,187	$7,689
Adjusted NOI % change			3.3%
Property count(1)	212	212		227	215
Average occupancy	90.9%	90.6%		91.3%	90.2%
Average occupied square feet	13,574	13,517		15,593	13,750
Average annual total segment revenues per occupied square foot	$29	$28		$28	$28
Average annual base rent per occupied square foot	$24	$23		$23	$24

(1)	From our past presentation of SPP for the three months ended March 31, 2015, we removed a MOB from SPP that was sold.

SPP NOI and Adjusted NOI.  SPP NOI and adjusted NOI increased as a result of annual rent escalations and increased occupancy.

Total Portfolio NOI and Adjusted NOI.  In addition to the impact of our SPP, our total portfolio NOI and adjusted NOI increased primarily as a result of the impact of our MOB acquisitions in 2015.

During the three months ended March 31, 2016, 403,000 square feet of new and renewal leases commenced at an average annual base rent of $22.15 per square foot compared to 469,000 square feet of expiring and terminated leases with an average annual base rent of $23.91 per square foot.

Hospital

	SPP			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015	Change	2016	2015	Change
Rental revenues(1)	$22,049	$21,567	$482	$22,062	$21,580	$482
Tenant recoveries	808	662	146	808	662	146
Total segment revenues	22,857	22,229	628	22,870	22,242	628
Operating expenses	(1,199)	(1,037)	(162)	(1,199)	(1,037)	(162)
NOI	21,658	21,192	466	21,671	21,205	466
Non-cash adjustments to NOI	304	252	52	303	252	51
Adjusted NOI	$21,962	$21,444	$518	$21,974	$21,457	$517
Adjusted NOI % change			2.4%	.
Property count	16	16		16	16
Average capacity (beds)(2)	2,231	2,221		2,231	2,221
Average annual rent per bed	$41,531	$40,488		$41,552	$40,511

(1)	Represents rental and related revenues and income from DFLs.
(2)

Represents capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

NOI and Adjusted NOI.  SPP and total portfolio NOI and adjusted NOI increased primarily as a result of additional rents earned in 2016 due to exceeding pre-established thresholds and annual rent escalations.

Other Income and Expense Items

Interest income

Interest income decreased $15 million to $18 million for the three months ended March 31, 2016. The decrease was primarily the result of: (i) a change in interest income recognition on our investment in the Four Seasons Notes (see Note 9 to the Consolidated Financial Statements), (ii) loan repayments during 2015 and (iii) reduced incremental interest income from our share in the appreciation of the underlying real estate asset from the repayment of a development loan in 2015.

Investment management fee income

Investment management fee income decreased $0.4 million to $91,000 for the three months ended March 31, 2016. The decrease was primarily the result of the sales of real estate from HCP Ventures III, LLC and HCP Ventures IV, LLC in December 2015 and January 2016.

Interest expense

Interest expense increased $5 million to $122 million for the three months ended March 31, 2016. The increase was primarily the result of: (i) our senior unsecured notes issuances during 2015 and (ii) increased borrowings under our line of credit facility. The increase in interest expense was partially offset by repayments of senior unsecured notes and mortgage debt that matured during 2015 and 2016. The increased borrowings were used to fund our investment activities and to refinance our debt maturities.

Our exposure to expense fluctuations related to our variable rate indebtedness is substantially mitigated by our interest-rate swap contracts. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of March 31, (1)
	2016	2015
Balance:
Fixed rate	$10,108,396	$9,553,025
Variable rate	810,313	367,055
Total	$10,918,709	$9,920,080
Percent of total debt:
Fixed rate	92.6%	96.3%
Variable rate	7.4%	3.7%
Total	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate	4.71%	4.80%
Variable rate	1.68%	1.70%
Total	4.48%	4.68%

(1)

At March 31, 2016 and 2015, excludes $95 million and $96 million, respectively, of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities and demand notes that have no scheduled maturities. At March 31, 2016 and 2015, principal balances of $71 million of variable-rate mortgages and £357 million ($513 million and $530 million, respectively) of term loans are presented as fixed-rate debt as the interest payments were swapped from variable to fixed (see Note 19 to the Consolidated Financial Statements).

Depreciation and amortization expense

Depreciation and amortization expense increased $27 million to $141 million for the three months ended March 31, 2016. The increase was primarily the result of the impact of our acquisitions and redevelopment projects placed in service during 2015.

General and administrative expenses

General and administrative expenses increased $1 million to $25 million for the three months ended March 31, 2016. The increase was primarily the result of higher professional fees.

Acquisition and pursuit costs

Acquisition and pursuit costs decreased $1 million to $2 million for the three months ended March 31, 2016. The decrease was primarily due to lower levels of transactional activity in 2016 compared to the same period in 2015.

Impairment

During the three months ended March 31, 2015, we recognized an impairment charge of $478 million related to our HCRMC DFL investments (see Note 5 to the Consolidated Financial Statements).

Gain on sales of real estate

During the three months ended March 31, 2015, we sold eight senior housing facilities for $51 million, recognizing a gain on the sales of $6 million.

Income tax (expense) benefit

Income taxes increased $53 million to an expense of $53 million for the three months ended March 31, 2016. The increase was primarily the result of recognizing tax liabilities of $53 million representing our estimated exposure to state built-in gain tax, of which $49 million is related to our HCRMC DFL investments (see Note 5 to the Consolidated Financial Statements).

Equity (loss) income from unconsolidated joint ventures

During the three months ended March 31, 2016, we recognized equity loss from unconsolidated joint ventures of $1 million compared to equity income from unconsolidated joint ventures of $14 million for the three months ended March 31, 2015. The decrease was primarily the result of a change in income recognition on our equity investment in HCRMC.

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

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, as noted below, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our credit ratings. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. As of April 29, 2016, we had a credit rating of BBB+ from Fitch, Baa1 from Moody’s and BBB+ from S&P on our senior unsecured debt securities.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $95 million and $347 million at March 31, 2016 and December 31, 2015, respectively, representing a decrease of $252 million. The following table sets forth changes in cash flows (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Net cash provided by operating activities	$268,617	$230,068	$38,549
Net cash used in investing activities	(165,757)	(328,286)	162,529
Net cash (used in) provided by financing activities	(354,402)	51,722	(406,124)

The decrease in operating cash flow is the result of a net paydown of working capital. Our cash flow from operations is dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

The following are significant investing and financing activities for the three months ended March 31, 2016:

•

made investments of $341 million (development and acquisition of real estate, and investments in DFLs, unconsolidated joint ventures and loans) and received repayments of $155 million primarily from DFL sales;

•	paid dividends on common stock of $268 million, which were generally funded by cash provided by our operating activities and cash on hand; and
•	raised proceeds of $457 million primarily from our net borrowings under our bank line of credit and issuances of common stock and repaid $537 million of senior unsecured notes and mortgage debt.

Debt

Bank Line of Credit and Term Loan

Our $2.0 billion unsecured revolving line of credit facility (the “Facility”) matures on March 31, 2018 and contains a one-year extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends upon our credit ratings. We pay a facility fee on the entire revolving commitment that depends on our credit ratings. Based on our credit ratings at April 29, 2016, the margin on the Facility was 0.925%, and the facility fee was 0.15%. The Facility also includes a feature that will allow us to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At March 31, 2016, we had $810 million, including £275 million ($395 million), outstanding under the Facility with a weighted average effective interest rate of 1.68%.

The Facility and term loans contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60% and (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times. The Facility and term loans also require a Minimum Consolidated Tangible Net Worth of $9.5 billion at March 31, 2016. At March 31, 2016, we were in compliance with each of these restrictions and requirements.

Senior Unsecured Notes

At March 31, 2016, we had senior unsecured notes outstanding with an aggregate principal balance of $8.7 billion. Interest rates on the notes ranged from 2.79% to 6.88% with a weighted average effective interest rate of 4.72% and a weighted average maturity of six years at March 31, 2016. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. We believe we were in compliance with these covenants at March 31, 2016.

Mortgage Debt

At March 31, 2016, we had $895 million in aggregate principal amount of mortgage debt outstanding, which is secured by 56 healthcare facilities (including redevelopment properties) with a carrying value of $1.1 billion. At March 31, 2016, interest rates on the mortgage debt ranged from 3.11% to 8.35% with a weighted average effective interest rate of 6.22% and a weighted average maturity of two years.

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

Equity

At March 31, 2016, we had 467 million shares of common stock outstanding, equity totaled $9.6 billion, and our equity securities had a market value of $15.4 billion.

At March 31, 2016, non-managing members held an aggregate of 4 million units in five limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

At-The-Market Program

In June 2015, we established an At-The-Market Program, in connection with the renewal of our Shelf Registration Statement. Under this program, we may sell shares of our common stock from time to time having an aggregate gross sales price of up to $750 million through a consortium of banks acting as sales agents or directly to the banks acting as principals. There was no activity during the three months ended March 31, 2016. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under our program.

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

Capital Market Outlook

The capital markets have facilitated our continued growth, including our international expansion. For the 15 months ended March 31, 2016, we have raised $2.0 billion in senior unsecured notes and originated a £220 million ($333 million) four-year unsecured term loan. The capital raised, in combination with available cash and borrowing capacity under our Facility, supported $2.5 billion of investments completed during 15 months ended March 31, 2016. We believe our equity and debt investors, as well as our banking relationships, will provide additional capital as we pursue new investment opportunities.

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at March 31, 2016 (in thousands):

		Less than			More than
	Total(1)	One Year	2017-2018	2019-2020	Five Years
Bank line of credit(2)	$810,313	$—	$810,313	$—	$—
Term loans(3)	513,188	196,938	—	316,250	—
Senior unsecured notes	8,700,000	400,000	1,350,000	1,250,000	5,700,000
Mortgage debt	895,208	241,492	588,474	4,150	61,092
U.K. loan commitments(4)	61,882	49,296	12,586	—	—
Construction loan commitments(5)	1,708	1,708	—	—	—
Development commitments(6)	90,188	76,325	11,703	2,160	—
Ground and other operating leases	392,121	5,805	14,189	13,849	358,278
Interest(7)	2,612,339	300,838	718,962	543,444	1,049,095
Total	$14,076,947	$1,272,402	$3,506,227	$2,129,853	$7,168,465

(1)	Excludes $95 million of other debt that represents Life Care Bonds and Demand Notes that have no scheduled maturities.
(2)	Includes £275 million ($395 million) translated to USD.
(3)	Represents £357 million translated to USD.
(4)	Represents £43 million translated to USD for commitments to fund our U.K. loan facilities.
(5)	Represents commitments to finance development projects and related working capital financings.
(6)	Represents construction and other commitments for developments in progress.
(7)	Interest on variable-rate debt is calculated using rates in effect at March 31, 2016.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures as described in Note 7 to the Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable (see Note 16 to the Consolidated Financial Statements). In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described above under “Contractual Obligations.”

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

Non-GAAP Financial Measures Reconciliations

Funds From Operations and Funds Available for Distribution

The following is a reconciliation from net income applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO, FFO as adjusted and FAD (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net income (loss) applicable to common shares	$115,762	$(240,949)
Depreciation and amortization	141,322	114,522
Other depreciation and amortization	2,962	6,684
Taxes associated with real estate disposition	53,177	—
Gain on sales of real estate	—	(6,264)
Equity loss (income) from unconsolidated joint ventures	908	(13,601)
FFO from unconsolidated joint ventures	10,378	24,849
Noncontrolling interests’ and participating securities’ share in earnings	3,983	3,446
Noncontrolling interests’ and participating securities’ share in FFO	(9,226)	(6,259)
FFO applicable to common shares	319,266	(117,572)
Distributions on dilutive convertible units	3,583	—
Diluted FFO applicable to common shares	$322,849	$(117,572)

Diluted FFO per common share	$0.68	$(0.26)

Weighted average shares used to calculate diluted FFO per common share	472,186	460,880

	Three Months Ended March 31,
	2016	2015

Net income (loss) applicable to common shares	$0.25	$(0.52)
Depreciation and amortization	0.30	0.25
Other depreciation and amortization	0.01	0.01
Taxes related to real estate disposition and gain on sales of real estate	0.11	(0.01)
Joint venture and participating securities FFO adjustments	0.01	0.01
Diluted FFO applicable to common shares	$0.68	$(0.26)

Impact of adjustments to FFO:
Other impairment(1)	$—	$478,464
Transaction-related items and other	2,518	3,390
	$2,518	$481,854

FFO as adjusted applicable to common shares	$321,784	$364,282
Distributions on dilutive convertible units and other	3,579	3,194
Diluted FFO as adjusted applicable to common shares	$325,363	$367,476

Diluted FFO as adjusted per common share	$0.69	$0.79

Weighted average shares used to calculate diluted FFO as adjusted per common share	472,186	467,229

	Three Months Ended March 31,
	2016	2015
FFO as adjusted applicable to common shares	$321,784	$364,282
Amortization of market lease intangibles, net	(468)	(378)
Amortization of deferred compensation	5,345	6,165
Amortization of deferred financing costs, net	5,280	4,752
Straight-line rents	(7,576)	(9,546)
DFL non-cash interest(2)	664	(20,304)
Other depreciation and amortization	(2,962)	(6,684)
Deferred revenues – tenant improvement related	(477)	(744)
Deferred revenues – additional rents	(142)	(158)
Leasing costs and tenant and capital improvements	(19,291)	(11,540)
Lease restructure payments	6,294	5,135
Joint venture adjustments – CCRC entrance fees	7,166	6,193
Joint venture and other FAD adjustments(2)	(6,579)	(17,592)
FAD applicable to common shares	$309,038	$319,581
Distributions on dilutive convertible units	3,583	3,568
Diluted FAD applicable to common shares	$312,621	$323,149

Diluted FAD per common share	$0.66	$0.69

Weighted average shares used to calculate diluted FAD per common share	472,186	467,229

(1)	For the three months ended March 31, 2015, other impairment of $478 million relates to our HCRMC DFL investments.
(2)

Our equity investment in HCRMC is accounted for using the equity method, which requires an elimination of DFL income that is proportional to our ownership in HCRMC. Further, our share of earnings from HCRMC (equity income) increases for the corresponding elimination of related lease expense recognized at the HCRMC entity level, which we present as a non-cash joint venture FAD adjustment. Beginning in January 2016, equity income is recognized only if cash distributions are received from HCRMC. As a result, we no longer eliminate our proportional ownership share of income from DFLs to equity income (loss) from unconsolidated joint ventures for our equity investment in HCRMC.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2015 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements for the impact of the adoption of new accounting standards; our critical accounting policies have not changed during 2016.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for the impact of new accounting standards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates and foreign currency exchange rates, specifically the GBP. We use derivative financial instruments in the normal course of business to mitigate interest rate and foreign currency risk. We do not use derivative financial instruments for speculative or trading purposes. Derivatives are recorded on the consolidated balance sheets at fair value (see Note 19 to the Consolidated Financial Statements).

To illustrate the effect of movements in the interest rate and foreign currency markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves and foreign currency exchange rates of the derivative portfolio in order to determine the change in fair value. Assuming a one percentage point change in the underlying interest rate curve and foreign currency exchange rates, the estimated change in fair value of each of the underlying derivative instruments would not exceed $5 million (see Note 19 to the Consolidated Financial Statements).

Interest Rate Risk.  At March 31, 2016, we are exposed to market risks related to fluctuations in interest rates primarily on variable rate debt, which has been predominately hedged through interest-rate swap contracts.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could adversely be affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance as of March 31, 2016, our annual interest expense would increase by approximately $7 million, or $0.01 per common share on a diluted basis.

Foreign Currency Risk.  At March 31, 2016, our exposure to foreign currencies primarily relates to U.K. investments in leased real estate, senior notes and related GBP denominated cash flows. Our foreign currency exposure is partially mitigated through the use of GBP denominated borrowings and foreign currency swap contracts. Based solely on our operating results for the three months ended March 31, 2016, including the impact of existing hedging arrangements, if the value of the GBP relative to the USD were to increase or decrease by 10% compared to the average exchange rate during the quarter ended March 31, 2016, our cash flows would have decreased or increased, as applicable, by less than $1 million.

Market Risk.  We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At March 31, 2016, both the fair and carrying value of marketable debt securities was $101 million.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results. The following updates the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015:

The proposed spin-off of our interests in 338 properties, primarily consisting of our HCRMC DFL investments and our equity investment in HCRMC OpCo, into an independent, publicly-traded REIT (“SpinCo”) may not be completed on the currently contemplated timeline or terms, or at all, and may not achieve the intended benefits.

In May 2016, we announced our intention to spin-off our interests in 338 properties (including 17 facility sales expected to close by the end of 2016 and potentially before completion of the spin-off), primarily consisting of our HCRMC DFL investments and our equity investment in HCRMC OpCo, into SpinCo. We expect to complete the proposed spin-off transaction in the second half of 2016. Unforeseen developments could delay or prevent the spin-off transaction or cause the spin-off transaction to occur on terms or conditions that are less favorable or different than anticipated. The conditions required to complete the spin-off transaction may not be satisfied, and expenses incurred to accomplish the spin-off transaction could be significantly higher than we currently anticipate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2016.

				Maximum Number (Or
			Total Number Of Shares	Approximate Dollar Value)
		Average	(Or Units) Purchased As	Of Shares (Or Units) That
	Total Number	Price	Part Of Publicly	May Yet Be Purchased
	Of Shares	Paid Per	Announced Plans Or	Under The Plans Or
Period Covered	Purchased(1)	Share	Programs	Programs
January 1-31, 2016	32,135	$35.62	—	—
February 1-29, 2016	62,757	36.00	—	—
March 1-31, 2016	6,868	32.46	—	—
Total	101,760	35.64	—	—

(1)

Represents restricted shares withheld under our equity incentive plans to offset tax withholding obligations that occur upon vesting of restricted shares and restricted stock units. The value of the shares withheld is based on the closing price of our common stock on the last trading day prior to the date the relevant transaction occurs.

Item 5.  Other Information

Appointment of Michael D. McKee as Executive Chairman and David B. Henry as Lead Independent Director

On May 6, 2016, the Board of Directors (the “Board”) appointed Michael D. McKee to serve as our Executive Chairman, and David B. Henry to serve as its Lead Independent Director, each effective immediately.

The Board has determined that having an Executive Chairman is appropriate for us as it ensures that Board leadership and management maintain close communications and retain a strong working relationship. In his role as Executive Chairman, Mr. McKee will continue to lead the Board, and joins our executive team with a focus on strategic growth and leadership development. He will confer with Lauralee E. Martin, our President and Chief Executive Officers, on matters of strategic importance, while allowing Ms. Martin to focus more closely on day-to-day management. We believe that Mr. McKee, with his extensive experience and history with HCP dating back to 1989, is in an optimal position to provide support and guidance to our management team.

In addition, the Board appointed Mr. Henry, a member of the Board since 2004, to the position of Lead Independent Director. In his role as Lead Independent Director, Mr. Henry will serve as the principal liaison between Mr. McKee and the independent members of the Board, preside at all executive sessions at which only independent directors are present, consult with Mr. McKee regarding Board meeting agendas and schedules, and communicate with our stockholders, as appropriate.

In light of Mr. McKee’s appointment as Executive Chairman, and consistent with applicable NYSE rules, he has resigned from his service on the Compensation and the Nominating and Corporate Governance Committees of the Board, effective immediately.

Mr. McKee will not receive any fees for his service as Chairman of the Board while he is serving as our Executive Chairman, but will receive the following compensation for 2016 in respect of his services as Executive Chairman:

•	Base Salary – $500,000, which for 2016 will be pro-rated based on the portion of 2016 during which he serves as Executive Chairman, and paid in a single lump sum in early 2017;

•

Cash Incentive – target cash bonus opportunity equal to the greater of $1,000,000 or an amount determined by the Compensation Committee of the Board, payable in February 2017 on a pro-rated basis based on the portion of 2016 during which he serves as Executive Chairman; and

•

Long-Term Equity Award – an at-risk long-term equity award grant of restricted stock units relating to HCP common stock with a grant date fair value of $2,500,000, vesting over a three-year period, generally subject to Mr. McKee’s continued service as our Executive Chairman through the applicable vesting date or an earlier termination due to Mr. McKee’s death, disability or retirement.

Mr. McKee will also be eligible to participate in the HCP, Inc. Executive Severance Plan and HCP, Inc. Executive Change in Control Severance Plan, each as described in more detail below. Mr. McKee’s compensation will be reviewed on an annual basis by the Compensation Committee beginning in 2017

Adoption of Executive Severance Plan

On May 6, 2016, the Compensation Committee (the “Committee”) of the Board approved the HCP, Inc. Executive Severance Plan (the “Executive Plan”), effective as of the same date. The Committee determined that the adoption of the Executive Plan in lieu of entering into individual employment agreements with our executives was consistent with compensation best practices.

The Executive Plan is intended to provide severance benefits to employees selected by the Committee to participate, including Lauralee E. Martin, President and Chief Executive Officer; Michael D. McKee, Executive Chairman; J. Justin Hutchens, Chief Investment Officer; and Thomas M. Klaritch, Executive Vice President — Medical Office Properties (the “Named Executives”), upon a termination of employment by us without “cause” (as defined in the Executive Plan) other than in circumstances in which the participant would receive benefits under the HCP, Inc. Executive Change in Control Severance Plan (the “CIC Plan”). An individual who has an employment agreement with us will become eligible to participate in the Executive Plan upon the employment agreement’s expiration, if selected by the Committee.

Upon a qualifying termination of employment, a Named Executive will generally be entitled to receive the following benefits: (1) cash installment payments equal to two times the sum of (a) the Named Executive’s base salary plus (b) the target bonus in effect for the year of termination plus (c) the expected cost of the Named Executive’s COBRA premiums for medical coverage for 12 months; and (2) a lump sum cash payment equal to the Named Executive’s pro-rated annual cash incentive award amount for the year of termination, paid at such time as the award would have been paid had the Named Executive not been terminated.

In addition, the Named Executive’s outstanding unvested equity awards (other than performance-based awards) will generally become fully vested, except that unvested restricted stock unit awards will continue to vest according to their terms for 24 months, at which time any awards that remain unvested will become fully vested. The Named Executive’s outstanding performance-based equity awards will continue in accordance with their terms with respect to the performance requirements, although such awards will become fully vested with respect to any time-based vesting requirements.

A Named Executive’s right to receive benefits under the Executive Plan is subject to his or her execution of a general release of claims against us, and his or her agreement to confidentiality, non-solicitation and non-competition restrictive covenants.

Payments (or benefits payable) to a Named Executive under the Executive Plan will, to the extent applicable, either be reduced to avoid Section 280G excise taxes or be paid in full (with the Named Executive paying any such excise taxes), whichever option places the Named Executive in the best after-tax position.

Adoption of Amended and Restated Executive Change in Control Severance Plan

On May 6, 2016, the Compensation Committee of the Board approved an amendment and restatement of the CIC Plan, effective as of the same date.

The CIC Plan was amended to revise the method for calculating severance payments that are determined with reference to a participant’s annual bonus in order to conform to the terms of the Executive Plan, and to make other clarifying and conforming changes, including changes relating to compliance with Section 409A of the Internal Revenue Code.

The CIC Plan was not otherwise amended to change the amounts payable under the CIC Plan and the changes made are not expected to materially increase the aggregate amounts payable under the CIC Plan.

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

3.1

Amendment No. 1 to the Fifth Amended and Restated Bylaws of HCP, Inc., effective January 28, 2016 (incorporated herein by reference to Exhibit 3.1 to HCP’s Current Report on Form 8-K (File No. 001-08895), filed February 1, 2016).

10.1

Separation, Consulting and General Release Agreement with James W. Mercer, effective February 5, 2016 (incorporated herein by reference to Exhibit 10.1 to HCP’s Current Report on Form 8-K (File No. 001-08895), filed January 13, 2016).†

10.2	Twelfth Amendment to Master Lease and Security Agreement, dated as of February 24, 2016, by and among the parties signatory thereto and HCR III Healthcare, LLC.*††

10.3	Addendum #4 to Master Lease and Security Agreement, dated as of February 16, 2016, by and among the parties signatory thereto and HCR III Healthcare, LLC.*

10.4	Addendum #5 to Master Lease and Security Agreement, dated as of March 14, 2016, by and among the parties signatory thereto and HCR III Healthcare, LLC.*

10.5	Form of NEO 3-Year LTIP RSU Agreement (2016).*†

10.6	Form of NEO Retentive LTIP RSU Agreement (2016).*†

31.1	Certification by Lauralee E. Martin, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Lauralee E. Martin, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

Date: May 9, 2016	HCP, Inc.

(Registrant)

/s/ LAURALEE E. MARTIN
Lauralee E. Martin
President and Chief Executive Officer
(Principal Executive Officer)

/s/ TIMOTHY M. SCHOEN
Timothy M. Schoen
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ SCOTT A. ANDERSON
Scott A. Anderson
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)