Form 10-Q
period 2016-06-30
HCP, INC.
filed 2016-08-09
CIK 765880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016.

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

As of July 29, 2016, there were 467,583,448 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

HCP, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Real estate:
Buildings and improvements	$12,321,266	$12,198,704
Development costs and construction in progress	387,560	388,576
Land	1,933,823	1,948,757
Accumulated depreciation and amortization	(2,716,880)	(2,541,334)
Net real estate	11,925,769	11,994,703
Net investment in direct financing leases	5,856,544	5,905,009
Loans receivable, net	708,096	768,743
Investments in and advances to unconsolidated joint ventures	604,941	605,244
Accounts receivable, net of allowance of $4,892 and $3,261, respectively	51,800	48,929
Cash and cash equivalents	116,450	346,500
Restricted cash	180,404	60,616
Intangible assets, net	550,569	603,706
Real estate and related assets held for sale, net	330,453	314,126
Other assets, net	791,431	802,273
Total assets(1)	$21,116,457	$21,449,849
LIABILITIES AND EQUITY
Bank line of credit	$869,078	$397,432
Term loans	477,890	524,807
Senior unsecured notes	8,626,559	9,120,107
Mortgage debt	688,910	932,212
Other debt	93,012	94,445
Intangible liabilities, net	49,448	56,147
Intangible liabilities related to assets held for sale, net	17,001	19,126
Accounts payable and accrued liabilities	482,133	436,239
Deferred revenue	136,038	123,017
Total liabilities(1)	11,440,069	11,703,532
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 467,324,914 and 465,488,492 shares issued and outstanding, respectively	467,325	465,488
Additional paid-in capital	11,701,707	11,647,039
Cumulative dividends in excess of earnings	(2,857,164)	(2,738,414)
Accumulated other comprehensive loss	(30,738)	(30,470)
Total stockholders’ equity	9,281,130	9,343,643
Joint venture partners	214,671	217,066
Non-managing member unitholders	180,587	185,608
Total noncontrolling interests	395,258	402,674
Total equity	9,676,388	9,746,317
Total liabilities and equity	$21,116,457	$21,449,849

(1)

HCP, Inc.’s consolidated total assets and total liabilities at June 30, 2016 and December 31, 2015 include certain assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to HCP, Inc. Total assets at June 30, 2016 include VIE assets as follows: buildings and improvements $3.4 billion; development costs $16 million; land $324 million; accumulated depreciation and amortization $598 million; investments in unconsolidated joint ventures $14 million; accounts receivable $25 million; cash $59 million; restricted cash $25 million; intangible assets, net $184 million; and other assets, net $62 million. Total assets at December 31, 2015 include VIE assets as follows: buildings and improvements $3.4 billion; development costs $54 million; land $327 million; accumulated depreciation and amortization $537 million; investments in unconsolidated joint ventures $14 million; accounts receivable $19 million; cash $61 million; restricted cash $21 million; intangible assets, net $204 million; and other assets, net $63 million. Total liabilities at June 30, 2016 include VIE liabilities as follows: mortgage debt $571 million; intangible liabilities, net $10 million; accounts payable and accrued liabilities $116 million and deferred revenue $25 million. Total liabilities at December 31, 2015 include VIE liabilities as follows: mortgage debt $589 million; intangible liabilities, net $10 million; accounts payable and accrued liabilities $107 million and deferred revenue $19 million. See Note 16 to the Consolidated Financial Statements for additional information.

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental and related revenues	$299,076	$276,734	$596,270	$551,816
Tenant recoveries	33,930	31,376	65,667	61,272
Resident fees and services	164,202	106,838	329,965	211,851
Income from direct financing leases	132,100	156,181	260,068	323,259
Interest income	32,787	35,945	50,816	69,207
Investment management fee income	81	458	172	918
Total revenues	662,176	607,532	1,302,958	1,218,323
Costs and expenses:
Interest expense	121,333	118,632	243,395	235,412
Depreciation and amortization	141,386	120,403	282,708	234,925
Operating	180,125	136,342	357,080	268,373
General and administrative	22,793	28,845	48,292	53,618
Acquisition and pursuit costs	14,527	18,407	17,002	21,797
Impairments	—	44,835	—	523,299
Total costs and expenses	480,164	467,464	948,477	1,337,424
Other income:
Gain on sales of real estate	119,614	61	119,614	6,325
Other income, net	2,280	11,055	3,502	12,779
Total other income, net	121,894	11,116	123,116	19,104
Income (loss) before income taxes and equity (loss) income from unconsolidated joint ventures	303,906	151,184	477,597	(99,997)
Income tax benefit (expense)	2,003	4,563	(51,035)	4,640
Equity (loss) income from unconsolidated joint ventures	(1,067)	12,001	(1,975)	25,602
Net income (loss)	304,842	167,748	424,587	(69,755)
Noncontrolling interests’ share in earnings	(3,125)	(2,863)	(6,751)	(5,974)
Net income (loss) attributable to HCP, Inc.	301,717	164,885	417,836	(75,729)
Participating securities’ share in earnings	(342)	(370)	(651)	(704)
Net income (loss) applicable to common shares	$301,375	$164,515	$417,185	$(76,433)

Earnings per common share:
Basic	$0.65	$0.36	$0.89	$(0.17)
Diluted	$0.64	$0.36	$0.89	$(0.17)

Weighted average shares used to calculate earnings per common share:
Basic	467,084	461,874	466,579	461,380
Diluted	471,425	462,106	466,777	461,380
Dividends declared per common share	$0.575	$0.565	$1.150	$1.130

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$304,842	$167,748	$424,587	$(69,755)

Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities	10	8	(5)	3
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses)	1,038	(2,541)	348	(202)
Reclassification adjustment realized in net income	171	354	340	348
Change in Supplemental Executive Retirement Plan obligation	71	69	141	138
Foreign currency translation adjustment	(355)	(1,544)	(1,092)	(8,507)
Total other comprehensive income (loss)	935	(3,654)	(268)	(8,220)

Total comprehensive income (loss)	305,777	164,094	424,319	(77,975)
Total comprehensive income attributable to noncontrolling interests	(3,125)	(2,863)	(6,751)	(5,974)
Total comprehensive income (loss) attributable to HCP, Inc.	$302,652	$161,231	$417,568	$(83,949)

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share data)

(Unaudited)

				Cumulative	Accumulated
			Additional	Dividends	Other	Total	Total
	Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Of Earnings	Loss	Equity	Interests	Equity
January 1, 2016	465,488	$465,488	$11,647,039	$(2,738,414)	$(30,470)	$9,343,643	$402,674	$9,746,317
Net income	—	—	—	417,836	—	417,836	6,751	424,587
Other comprehensive loss	—	—	—	—	(268)	(268)	—	(268)
Issuance of common stock, net	1,715	1,715	41,357	—	—	43,072	—	43,072
Conversion of DownREIT units to common stock	120	120	4,902	—	—	5,022	(5,022)	—
Repurchase of common stock	(109)	(109)	(3,765)	—	—	(3,874)	—	(3,874)
Exercise of stock options	111	111	2,741	—	—	2,852	—	2,852
Amortization of deferred compensation	—	—	9,505	—	—	9,505	—	9,505
Common dividends ($1.15 per share)	—	—	—	(537,061)	—	(537,061)	—	(537,061)
Distributions to noncontrolling interests	—	—	(36)	—	—	(36)	(12,437)	(12,473)
Issuance of noncontrolling interests	—	—	—	—	—	—	3,225	3,225
Deconsolidation of noncontrolling interests	—	—	(36)	475	—	439	67	506
June 30, 2016	467,325	$467,325	$11,701,707	$(2,857,164)	$(30,738)	$9,281,130	$395,258	$9,676,388

				Cumulative	Accumulated
			Additional	Dividends	Other	Total	Total
	Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Of Earnings	Loss	Equity	Interests	Equity
January 1, 2015	459,746	$459,746	$11,431,987	$(1,132,541)	$(23,895)	$10,735,297	$261,802	$10,997,099
Net loss	—	—	—	(75,729)	—	(75,729)	5,974	(69,755)
Other comprehensive loss	—	—	—	—	(8,220)	(8,220)	—	(8,220)
Issuance of common stock, net	2,094	2,094	66,047	—	—	68,141	(2,448)	65,693
Repurchase of common stock	(171)	(171)	(7,519)	—	—	(7,690)	—	(7,690)
Exercise of stock options	817	817	26,608	—	—	27,425	—	27,425
Amortization of deferred compensation	—	—	15,724	—	—	15,724	—	15,724
Common dividends ($1.13 per share)	—	—	—	(521,898)	—	(521,898)	—	(521,898)
Distributions to noncontrolling interests	—	—	(263)	—	—	(263)	(8,143)	(8,406)
Issuance of noncontrolling interests	—	—	—	—	—	—	37,025	37,025
June 30, 2015	462,486	$462,486	$11,532,584	$(1,730,168)	$(32,115)	$10,232,787	$294,210	$10,526,997

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$424,587	$(69,755)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	282,708	234,925
Amortization of market lease intangibles, net	(972)	(636)
Amortization of deferred compensation	9,505	15,724
Amortization of deferred financing costs	10,561	9,726
Straight-line rents	(11,117)	(17,748)
Loan and direct financing lease non-cash interest	278	(46,997)
Deferred rental revenues	(808)	(1,004)
Equity loss (income) from unconsolidated joint ventures	1,975	(25,602)
Distributions of earnings from unconsolidated joint ventures	3,202	2,493
Lease termination income, net	—	(1,103)
Gain on sales of real estate	(119,614)	(6,325)
Deferred income tax expense	49,156	—
Foreign exchange and other gains, net	(91)	(9,866)
Impairments	—	523,299
Changes in:
Accounts receivable, net	(2,871)	(6,464)
Other assets, net	(2,892)	(8,473)
Accounts payable and accrued liabilities	23,305	1,792
Net cash provided by operating activities	666,912	593,986
Cash flows from investing activities:
Acquisitions of real estate	(94,271)	(1,247,900)
Development of real estate	(204,624)	(121,510)
Leasing costs and tenant and capital improvements	(41,161)	(28,302)
Proceeds from sales of real estate, net	96,652	8,600
Contributions to unconsolidated joint ventures	(10,156)	(31,512)
Distributions in excess of earnings from unconsolidated joint ventures	6,421	1,994
Principal repayments on loans receivable, direct financing leases and other	205,576	53,081
Investments in loans receivable and other	(122,113)	(276,038)
Decrease (increase) in restricted cash	10,058	(3,481)
Net cash used in investing activities	(153,618)	(1,645,068)
Cash flows from financing activities:
Net borrowings under bank line of credit	642,898	186,557
Repayments under bank line of credit	(135,000)	—
Borrowings under term loan	—	333,014
Issuance of senior unsecured notes	—	1,338,555
Repayments of senior unsecured notes	(500,000)	(400,000)
Repayments of mortgage and other debt	(246,387)	(20,333)
Deferred financing costs	—	(13,272)
Issuance of common stock and exercise of options	45,924	93,118
Repurchase of common stock	(3,874)	(7,690)
Dividends paid on common stock	(537,061)	(521,898)
Issuance of noncontrolling interests	3,225	3,397
Distributions to noncontrolling interests	(12,473)	(8,406)
Net cash (used in) provided by financing activities	(742,748)	983,042
Effect of foreign exchange on cash and cash equivalents	(596)	—
Net decrease in cash and cash equivalents	(230,050)	(68,040)
Cash and cash equivalents, beginning of period	346,500	183,810
Cash and cash equivalents, end of period	$116,450	$115,770

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

In May 2016, the Company announced its intention to spin off interests in 338 properties (including 17 non-strategic properties, of which we expect seven to be sold by the end of 2016 and the remaining 10 to be sold in the first quarter of 2017), primarily comprised of its HCR ManorCare, Inc. (“HCRMC”) direct financing lease (“DFL”) investments and its equity investment in HCRMC (the “Spin-Off”). Quality Care Properties, Inc. (“QCP”) (formerly HCP SpinCo, Inc.) will be an independent, publicly-traded, self-managed and self-administrated company. QCP will elect and intends to qualify as a REIT. The Spin-Off is expected to be effectuated through a pro rata special distribution of QCP’s common shares to HCP stockholders and will not qualify as a tax-free spin-off for U.S. federal income tax purposes. The transaction is subject to certain conditions, including the filing and approval of QCP’s common stock to be listed on the New York Stock Exchange, customary third party consents, the U.S. Securities and Exchange Commission (the “SEC”) declaring effective a registration statement for the QCP common shares to be distributed, and approval and declaration of the distribution by the Company’s Board of Directors. The transaction is expected to be completed in the fourth quarter of 2016. The Company may, at any time and for any reason until the proposed transaction is complete, abandon, modify or change the terms of the Spin-Off. There can be no assurance as to whether or when the Spin-Off will occur. QCP filed its initial Registration Statement on Form 10 on June 17, 2016 and Amendment No. 1 to its Registration Statement on Form 10 on August 9, 2016.

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

The consolidated financial statements include the accounts of HCP, Inc., its wholly-owned subsidiaries, joint ventures and VIEs that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016‑13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018. The Company is evaluating the impact of the adoption of ASU 2016‑13 on January 1, 2020 to its consolidated financial position or results of operations.

In May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The amendments in ASU 2016-12 do not change the core principles of the guidance in the new revenue standard described in ASU No. 2014-09 below. Rather, the amendments in ASU 2016-12 provide practical expedients and improvements on the previously narrow scope of the standard. ASU 2016-12 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted at the original effective date of the new revenue standard (January 1, 2017). The Company is evaluating the impact of the adoption of ASU 2016-12 on January 1, 2018 to its consolidated financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 is intended to simplify accounting for share-based payment transactions. The areas for simplification in this update involve several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within, beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2016-09 on January 1, 2017 to its consolidated financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-08 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted at the original effective date of the new revenue standard described in ASU No. 2014-09 below (January 1, 2017). The Company is evaluating the impact of the adoption of ASU 2016-08 on January 1, 2018 to its consolidated financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the current accounting for leases to (i) require lessees to put most leases on their balance sheets, but continue recognizing expenses on their income statements in a manner similar to requirements under current accounting guidance, (ii) eliminate current real estate specific lease provisions and (iii) modify the classification criteria and accounting for sales-type leases for lessors. ASU 2016-02 is effective for fiscal years, and interim periods within, beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2016-02 on January 1, 2019 to its consolidated financial position or results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment at each reporting period. ASU 2016-01 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted only for updates to certain disclosure requirements. The Company is evaluating the impact of the adoption of ASU 2016-01 on January 1, 2018 to its consolidated financial position or results of operations.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by requiring the acquirer to (i) recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined, (ii) record, in the same period, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date and (iii) present separately or disclose the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years, and interim periods within, beginning after December 15, 2015. Early adoption is permitted. The Company adopted ASU 2015-16 on January 1, 2016; the adoption of which did not have a material impact on its consolidated financial position or results of operations.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 requires amendments to both the VIE and voting consolidation accounting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funds, (ii) modify (a) the identification of variable interests (fees paid to a decision maker or service provider), (b) the VIE characteristics for a limited partnership or similar entity and (c) the primary beneficiary determination under the VIE model and (iii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. ASU 2015-02 is effective for fiscal years, and interim periods within, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02 using either a modified retrospective or retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company adopted ASU 2015-02 on January 1, 2016; the adoption of which did not have a material impact to its consolidated financial position or results of operations (see Note 16).

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This update changes the requirements for recognizing revenue. ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted for annual periods, and interim periods within, beginning after December 15, 2016. A reporting entity may apply the amendments in ASU 2014-09 using either a modified retrospective or retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of the adoption of ASU 2014-09 on January 1, 2018 to its consolidated financial position or results of operations.

Reclassification

Certain amounts in the Company’s consolidated financial statements have been reclassified for prior periods to conform to the current period presentation. Real estate and related assets held for sale, net and intangible liabilities related to assets held for sale, net have been reclassified on the consolidated balance sheets (see Note 4).

NOTE 3.  Real Estate Property Investments

2016 Acquisitions

The following table summarizes the Company’s real estate acquisitions for the six months ended June 30, 2016 (in thousands):

	Consideration		Assets Acquired(1)
		Liabilities		Net
Segment	Cash Paid	Assumed	Real Estate	Intangibles
Senior housing	$76,362	$1,200	$71,875	$5,687
Post-acute/skilled nursing	17,909	—	16,596	1,313
	$94,271	$1,200	$88,471	$7,000

(1)

The purchase price allocation is preliminary and may be subject to change. Revenues and earnings since the acquisition dates as well as the supplementary pro forma information, assuming these acquisitions occurred as of the beginning of the prior periods, were not material.

2015 Acquisitions

Acquisition of Private Pay Senior Housing Portfolio (“RIDEA III”).  On June 30, 2015, the Company and Brookdale Senior Living (“Brookdale”) acquired a portfolio of 35 private pay senior housing communities from Chartwell Retirement Residences, including two leasehold interests, representing 5,025 units. The portfolio was acquired under a RIDEA structure which is permitted by the Housing and Economic Recovery Act of 2008 (commonly referred to as “RIDEA”), with Brookdale owning a 10% noncontrolling interest. Brookdale has operated these communities since 2011 and continues to manage the communities under a long-term management agreement, which is cancellable under certain conditions (subject to a fee if terminated within seven years from the acquisition date). The Company paid $770 million in cash consideration, net of cash assumed, and assumed $32 million of net liabilities and $29 million of noncontrolling interests to acquire: (i) real estate with a fair value of $776 million, (ii) lease-up intangible assets with a fair value of $48 million and (iii) working capital of $7 million. As a result of the acquisition, the Company recognized a net termination fee of $8 million in rental and related revenues, which represents the termination value of the two leasehold interests. The lease-up intangible assets recognized were attributable to the value of the acquired underlying operating resident leases of the senior housing communities that were stabilized or nearly stabilized (i.e., resident occupancy above 80%).

Pro Forma Results of Operations.  The following unaudited pro forma consolidated results of operations assume that the RIDEA III acquisition was completed as of January 1, 2014 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Revenues	$651,095	$1,305,449
Net income (loss)	171,653	(61,945)
Net income (loss) applicable to HCP, Inc.	168,400	(68,700)
Basic earnings per common share	0.36	(0.15)
Diluted earnings per common share	0.36	(0.15)

2015 Other Acquisitions.  The following table summarizes the Company’s real estate acquisitions for the six months ended June 30, 2015 (in thousands):

	Consideration				Assets Acquired
			Liabilities	Noncontrolling		Net
Segment	Cash Paid		Assumed	Interest	Real Estate	Intangibles
Senior housing	$178,888	(1)	$821	$3,885	$166,732	$16,862
Post-acute/skilled nursing	178,707	(1)	—	—	151,663	27,044
Medical office	377,351		12,851	—	349,650	40,552
	$734,946		$13,672	$3,885	$668,045	$84,458

(1)Includes £174 million ($254 million) of the Company’s HC-One Facility (see Note 6) converted to fee ownership in a portfolio of 36 care homes located throughout the United Kingdom (“U.K.”).

Construction, Tenant and Other Capital Improvements

The following table summarizes the Company’s funding for construction, tenant and other capital improvements (in thousands):

	Six Months Ended June 30,
Segment	2016	2015
Senior housing	$65,290	$36,826
Post-acute/skilled nursing	4,518	2,492
Life science	97,348	50,548
Medical office	55,391	49,534
Hospital	—	37
	$222,547	$139,437

Pending Acquisitions

In May 2016, the Company announced it entered into definitive agreements to acquire a portfolio of seven private pay senior housing communities for $186 million, including the assumption of $75 million of debt maturing in 2044 at a 4.0% interest rate. Consisting of 526 assisted living and memory care units, the portfolio will be managed by Senior Lifestyle Corporation in a 100% owned RIDEA structure. This transaction is expected to close in the second half of 2016 and remains subject to regulatory and third party approvals and other customary closing conditions.

Subsequent Event.  In July 2016, the Company acquired two life science buildings and a parcel of land in San Diego, California for $49 million.

NOTE 4.  Dispositions of Real Estate

Held for Sale

At June 30, 2016, four life science facilities and a senior housing facility were classified as held for sale, with an aggregate carrying value of $330 million. At December 31, 2015, four life science facilities were classified as held for sale, with an aggregate carrying value of $314 million.

2016 Dispositions

During the six months ended June 30, 2016, the Company sold five post-acute/skilled nursing and two senior housing facilities for $130 million, a life science facility for $74 million, two medical office buildings for $19 million and a senior housing facility for $6 million and recognized total gain on sales of $120 million.

2015 Dispositions

During the six months ended June 30, 2015, the Company sold nine senior housing facilities for $60 million, resulting from Brookdale’s exercise of its purchase option received as part of a transaction with Brookdale in 2014.

Pending Dispositions

In June 2016, the Company entered into a sale agreement to sell a senior housing facility in Jacksonville, Florida for $22 million (classified as held for sale as of June 30, 2016 discussed above). The transaction is expected to close in the third quarter of 2016.

In May 2016, the Company entered into a master contribution agreement to contribute its ownership interest in joint venture entities that own and operate senior housing properties in a RIDEA structure (“RIDEA II”) to an unconsolidated joint venture owned by HCP and an investor group led by Columbia Pacific Advisors, LLC (“CPA”) (the “HCP/CPA JV”). In return, the Company will receive $109 million in cash proceeds from the HCP/CPA JV, a $636 million note receivable (the “Note”) and retain an approximately 40% beneficial interest in RIDEA II. This transaction, upon completion, would result in the Company deconsolidating the net assets of RIDEA II because it will not direct the activities that most significantly impact the venture. The Company further expects that the members will recapitalize RIDEA II, at which time the Company expects to receive cash proceeds in payment against the Note. The closing of these transactions is expected to occur in the second half of 2016 and remains subject to regulatory and third party approvals and other customary closing conditions.

In January 2016, the Company entered into a sale agreement for purchase options that were exercised on eight life science facilities in South San Francisco, California, to be sold in two tranches for $311 million (classified as held for sale as of June 30, 2016 discussed above) and $269 million, respectively. The transactions are expected to close in the second half of 2016 for the first tranche and in 2018 for the second tranche.

NOTE 5.  Net Investment in Direct Financing Leases

Net investment in DFLs consisted of the following (dollars in thousands):

	June 30,	December 31,
	2016	2015
Minimum lease payments receivable	$25,912,425	$26,283,392
Estimated residual values	3,930,300	3,900,679
Less unearned income	(23,169,141)	(23,462,022)
Net investment in direct financing leases before allowance	6,673,584	6,722,049
Allowance for DFL losses	(817,040)	(817,040)
Net investment in direct financing leases	$5,856,544	$5,905,009
Properties subject to direct financing leases	340	348

HCR ManorCare, Inc.

The Company acquired 334 post-acute, skilled nursing and assisted living facilities in its 2011 transaction with HCRMC and entered into a triple-net Master Lease and Security Agreement (the “Master Lease”) with a subsidiary (“Lessee”) of HCRMC. The Master Lease, as amended by the “HCRMC Lease Amendment” described below, is referred to herein as the “Amended Master Lease.”

As part of the Company’s fourth quarter 2015 review process, including its internal rating evaluation, it assessed the collectibility of all contractual rent payments under the Amended Master Lease, discussed below. The Company’s evaluation included, but was not limited to, consideration of: (i) the continued decline in HCRMC’s operating performance and fixed charge coverage ratio during the second half of 2015, with the most significant deterioration occurring during the fourth quarter, (ii) the reduced growth outlook for the post-acute/skilled nursing business and (iii) HCRMC’s 2015 audited financial statements. The Company determined that the timing and amounts owed under the Master Lease were no longer reasonably assured and assigned an internal rating of “Watch List” as of December 31, 2015. Further, the Company placed the HCRMC DFL investments on nonaccrual status and began utilizing a cash basis method of accounting in accordance with its policies.

As a result of assigning an internal rating of “Watch List” to its HCRMC DFL investments during the quarterly review process, the Company further evaluated the carrying amount of its HCRMC DFL investments. As a result of the significant decline in HCRMC’s fixed charge coverage ratio in the fourth quarter of 2015, combined with a lower growth outlook for the post-acute/skilled nursing business, the Company determined that it was probable that its HCRMC DFL investments were impaired and the amount of the loss could be reasonably estimated. In the fourth quarter of 2015, the Company recorded an allowance for DFL losses (impairment charge) of $817 million, reducing the carrying amount of its HCRMC DFL investments from $6.0 billion to $5.2 billion at December 31, 2015.

In December 2015, the Company reduced the carrying amount of its equity investment in HCRMC to zero, and beginning in January 2016, income is recognized only if cash distributions are received from HCRMC. As a result, the Company no longer recharacterizes (eliminates) its proportional ownership share of income from DFLs to equity income from unconsolidated joint ventures (see Note 7).

During the three months ended March 31, 2015, the Company and HCRMC agreed to market for sale the real estate and operations associated with 50 non-strategic facilities under the Master Lease. HCRMC will receive an annual rent reduction under the Master Lease based on 7.75% of the net sales proceeds received by HCP. During the year ended December 31, 2015, the Company completed sales of 22 non-strategic HCRMC facilities for $219 million. During the six months ended June 30, 2016, the Company sold an additional 11 facilities for $62 million, bringing the total facilities sold through August 8, 2016 to 33. Of the 17 remaining non-strategic facilities, seven are expected to close by the end of 2016 and 10 are expected to be sold in the first quarter of 2017. Contracts have been entered into with third-party purchasers with respect to the sale of 10 of the 17 properties.

On March 29, 2015, certain subsidiaries of the Company entered into an amendment to the Master Lease (the “HCRMC Lease Amendment”) effective April 1, 2015. The HCRMC Lease Amendment reduced initial annual rent by a net

$68 million from $541 million to $473 million. Commencing on April 1, 2016, the minimum rent escalation was reset to 3.0% for each lease year through the expiration of the initial term of each applicable pool of facilities. Prior to the HCRMC Lease Amendment, rent payments would have increased 3.5% on April 1, 2015 and 2016 and 3.0% annually thereafter. The initial term was extended five years to an average of 16 years, and the extension options’ aggregate terms remained the same.

As consideration for the rent reduction, the Company received a deferred rent obligation (“DRO”) from the Lessee equal to an aggregate amount of $525 million, which was allocated into two tranches: (i) a Tranche A DRO of $275 million and (ii) a Tranche B DRO of $250 million. The Lessee made rental payments equal to 6.9% of the outstanding amount (representing $19 million) for the initial lease year until the entire Tranche A DRO was paid in full in March 2016 in connection with the nine facility purchases discussed below. Commencing on April 1, 2016, until the Tranche B DRO is paid in full, the outstanding principal balance of the Tranche B DRO will be increased annually by (i) 3.0% initially, (ii) 4.0% commencing on April 1, 2019, (iii) 5.0% commencing on April 1, 2020, and (iv) 6.0% commencing on April 1, 2021 and annually for the remainder of its term. The DRO is due and payable on the earlier of (i) certain capital or liquidity events of HCRMC, including an initial public offering or sale, or (ii) March 31, 2029, which is not subject to any extensions. The HCRMC Lease Amendment also imposes certain restrictions on the Lessee and HCRMC until the DRO is paid in full, including with respect to the payment of dividends and the transfer of interest in HCRMC.

Additionally, HCRMC agreed to sell, and HCP agreed to purchase, nine post-acute facilities for an aggregate purchase price of $275 million. Through December 31, 2015, HCRMC and HCP completed seven of the nine facility purchases for $183 million. Through March 31, 2016, HCRMC and HCP completed the remaining two facility purchases for $92 million, bringing the nine facility purchases to an aggregate $275 million, the proceeds of which were used to settle the Tranche A DRO discussed above. Following the purchase of a facility, the Lessee leases such facility from the Company pursuant to the Amended Master Lease. The nine facilities initially contribute an aggregate of $19 million of annual rent (subject to escalation) under the Amended Master Lease.

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

During the three months ended June 30, 2016 and 2015, the Company recognized DFL income of $116 million and $140 million, respectively, and received cash payments of $116 million and $118 million, respectively, from the HCRMC DFL investments. During the six months ended June 30, 2016 and 2015, the Company recognized DFL income of $229 million and $292 million, respectively, and received cash payments of $229 million and $249 million, respectively, from the HCRMC DFL investments. During the three and six months ended June 30, 2015, the Company recognized a total of $22 million and $43 million, respectively, of net accretion related to its HCRMC DFL investments. No accretion related to its HCRMC DFL investments has been recognized in 2016 due to the Company utilizing a cash basis method of accounting beginning January 1, 2016. The carrying value of the HCRMC DFL investments was $5.1 billion and $5.2 billion at June 30, 2016 and December 31, 2015, respectively.

The Company acquired the HCRMC DFL investments in 2011 through an acquisition of a C-Corporation, which was subject to federal and state built-in gain tax of up to $2 billion, if all the assets were sold within 10 years. At the time of acquisition, the Company intended to hold the assets for at least 10 years, at which time the assets would no longer be subject to the built-in gain tax.

In December 2015, the U.S. Federal Government passed legislation which permanently reduced the holding period, for federal tax purposes, to five years. The Company satisfied the five year holding period requirement in April 2016. In June 2016, the U.S. Department of the Treasury issued proposed regulations that would change the holding period back to 10 years, but effective only for conversion transactions after August 8, 2016. As currently proposed, these regulations will not impact the properties in the HCRMC DFL as the HCRMC conversion transaction occurred on April 7, 2011. However, certain states still require a 10-year holding period and, as such, the assets are still subject to state built-in gain tax.

As of March 31, 2016, the Company determined that it may sell assets during the next five years and, therefore, recorded a deferred tax liability of $49 million representing its estimated exposure to state built-in gain tax.

On April 20, 2015, the U.S. Department of Justice (“DOJ”) unsealed a previously filed complaint in the U.S. District Court for the Eastern District of Virginia against HCRMC and certain of its affiliates in three consolidated cases following a civil investigation arising out of three lawsuits filed by former employees of HCRMC under the qui tam provisions of the federal False Claims Act. The DOJ’s complaint in intervention is captioned United States of America, ex rel. Ribik, Carson, and Slough v. HCR ManorCare, Inc., ManorCare Inc., HCR ManorCare Services, LLC and Heartland Employment Services, LLC (Civil Action Numbers: 1:09cv13; 1:11cv1054; 1:14cv1228 (CMH/TCB)). The complaint alleges that HCRMC submitted claims to Medicare for therapy services that were not covered by the skilled nursing facility benefit, were not medically reasonable and necessary, and were not skilled in nature, and therefore not entitled to Medicare reimbursement. In June 2016, the court approved the parties’ joint discovery plan, which provides for discovery to be completed by February 2017. The court has not yet issued a scheduling order setting forth dates for summary judgment motions, other pre-trial motions or a trial date. While this litigation is at an early stage and HCRMC has indicated that it believes the claims are unjust and it will vigorously defend against them, a significant adverse judgment against HCRMC or significant settlement obligation could impact the carrying value of the Company’s HCRMC DFL investments further.

See Notes 1, 7, 11 and 17 for additional discussion of HCRMC.

DFL Internal Ratings

The following table summarizes the Company’s internal ratings for DFLs at June 30, 2016 (dollars in thousands):

	Carrying	Percentage of	Internal Ratings
Segment	Amount	DFL Portfolio	Performing DFLs	Watch List DFLs	Workout DFLs
Senior housing	$1,793,743	31	$262,278	$1,531,465	$—
Post-acute/skilled nursing	3,938,910	67	—	3,938,910	—
Hospital	123,891	2	123,891	—	—
	$5,856,544	100	$386,169	$5,470,375	$—

Beginning September 30, 2013, the Company placed a 14-property senior housing DFL (the “DFL Portfolio”) on nonaccrual status and assigned an internal rating of “Watch List.” The Company determined that the collection of all rental payments was and continues to be no longer reasonably assured; therefore, rental revenue from the DFL Portfolio is recognized when cash is received utilizing a cash basis method of accounting in accordance with its policies. During the three months ended June 30, 2016 and 2015, the Company recognized DFL income of $4 million and $5 million, respectively, and received cash payments of $5 million and $6 million, respectively, from the DFL Portfolio. During the six months ended June 30, 2016 and 2015, the Company recognized DFL income of $8 million and $9 million, respectively, and received cash payments of $10 million and $11 million, respectively, from the DFL Portfolio. The carrying value of the DFL Portfolio was $363 million and $366 million at June 30, 2016 and December 31, 2015, respectively.

NOTE 6.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	June 30, 2016			December 31, 2015
	Real Estate	Other		Real Estate	Other
	Secured	Secured	Total	Secured	Secured	Total
Mezzanine(1) (2)	$—	$633,576	$633,576	$—	$660,138	$660,138
Other(2) (3)	78,889	—	78,889	114,322	—	114,322
Unamortized discounts, fees and costs(1)	665	(5,034)	(4,369)	961	(6,678)	(5,717)
	$79,554	$628,542	$708,096	$115,283	$653,460	$768,743

(1)

At June 30, 2016, included £280 million ($376 million) outstanding and £3 million ($4 million) of associated unamortized discounts, fees and costs. At December 31, 2015, included £273 million ($403 million) outstanding and £4 million ($5 million) of associated unamortized discounts, fees and costs.

(2)	At June 30, 2016, the Company had £40 million ($53 million) remaining under its commitments to fund development projects and capital expenditures under its U.K. development projects.
(3)	At June 30, 2016, the Company had $1 million remaining of commitments to fund development projects and capital expenditures under its senior housing development loan program.

Loans Receivable Internal Ratings

The following table summarizes the Company’s internal ratings for loans receivable at June 30, 2016 (dollars in thousands):

	Carrying	Percentage of	Internal Ratings
Investment Type	Amount	Loan Portfolio	Performing Loans	Watch List Loans	Workout Loans
Real estate secured	$79,554	11	$79,554	$—	$—
Other secured	628,542	89	628,542	—	—
	$708,096	100	$708,096	$—	$—

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

Other Secured Loans

HC-One Facility.  In November 2014, the Company was the lead investor in the financing for Formation Capital and Safanad’s acquisition of NHP, a company that, at closing, owned 273 nursing and residential care homes representing over 12,500 beds in the U.K. principally operated by HC-One. The Company provided a loan facility (the “HC-One Facility”), secured by substantially all of NHP’s assets, totaling £395 million, with £363 million ($574 million) drawn at closing and has a five-year term. In February 2015, the Company increased the HC-One Facility by £108 million ($164 million) to £502 million ($795 million), in conjunction with HC-One’s acquisition of Meridian Healthcare. In April 2015, the Company converted £174 million of the HC-One Facility into a sale-leaseback transaction for 36 nursing and residential care homes located throughout the U.K. In September 2015, the Company amended and increased its commitment under the HC-One Facility by £11 million primarily for the funding of capital expenditures and a development project. As part of the amendments, the Company shortened the non-call period by 17 months and provided consent for (i) the paydown of £34 million from disposition proceeds without a prepayment premium and (ii) the spin-off of 36 properties into a separate joint venture. In return, the Company retained security over the spin-off properties for a period of two years. During the year ended December 31, 2015, the Company received paydowns of £34 million ($52 million). At June 30, 2016, the HC-One Facility had an outstanding balance of $372 million.

Tandem Health Care Loan. On July 31, 2012, the Company closed a mezzanine loan facility to lend up to $205 million to Tandem Health Care (“Tandem”) as part of the recapitalization of a post-acute/skilled nursing portfolio. The Company funded $100 million (the “First Tranche”) at closing and funded an additional $102 million (the “Second Tranche”) in June 2013. In May 2015, the Company increased and extended the mezzanine loan facility with Tandem to: (i) fund $50 million (the “Third Tranche”) and $5 million (the “Fourth Tranche”), which proceeds were used to repay a portion of Tandem’s existing senior and mortgage debt, respectively, (ii) extend its maturity to October 2018 and (iii) extend the prepayment penalty period to January 2017. The loans bear interest at fixed rates of 12%, 14%, 6% and 6% per annum for the First, Second, Third and Fourth Tranches, respectively. At June 30, 2016, the facility had an outstanding balance of $256 million at an 11.5% blended interest rate and was subordinate to $379 million of senior mortgage debt.

NOTE 7.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method at June 30, 2016 (dollars in thousands):

Entity(1)	Segment	Carrying Amount	Ownership%
CCRC JV(2)	Senior housing	$459,659		49
HCRMC(3)	Senior housing and post-acute/skilled nursing	—		9
MBK JV(4)	Senior housing	42,756		50
HCP Ventures III, LLC	Medical office	9,370		30
HCP Ventures IV, LLC	Medical office and hospital	7,121		20
HCP Life Science(5)	Life science	68,438	50	–	63
Vintage Park Development JV	Senior housing	8,593		85
MBK Development JV(4)	Senior housing	2,454		50
Suburban Properties, LLC	Medical office	4,693		67
K&Y(6)	Post-acute/skilled nursing	1,294		80
Advances to unconsolidated joint ventures, net and other		563
		$604,941

(1)	These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)	Includes two unconsolidated joint ventures in a RIDEA structure (CCRC PropCo and CCRC OpCo).
(3)	In December 2014, September 2015 and December 2015, the Company recognized impairment charges of $36 million, $27 million and $19 million, respectively.
(4)	Includes two unconsolidated joint ventures in a RIDEA structure.
(5)

Includes the following unconsolidated partnerships (and the Company’s ownership percentage): (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%).

(6)	Includes three unconsolidated joint ventures.

The following tables summarize combined financial information for the Company’s equity method investments (in thousands):

	June 30,	December 31,
	2016	2015
Real estate, net	$4,466,964	$4,470,249
Goodwill and other assets, net	4,936,866	4,935,343
Assets held for sale	67,693	94,866
Total assets	$9,471,523	$9,500,458

Capital lease obligations and mortgage debt	$6,536,106	$6,575,531
Accounts payable	1,161,178	1,111,350
Liabilities and mortgage debt held for sale	2,373	6,318
Other partners’ capital	1,123,514	1,163,501
HCP’s capital(1)	648,352	643,758
Total liabilities and partners’ capital	$9,471,523	$9,500,458

(1)

The combined basis difference of the Company’s investments in these joint ventures of $43 million, as of June 30, 2016, is attributable to goodwill, real estate, capital lease obligations, deferred tax assets and lease-related net intangibles.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$1,063,744	$1,122,568	$2,153,655	$2,269,062
Income (loss) from discontinued operations	575	(11,252)	2,572	(13,902)
Net loss	(25,952)	(21,528)	(37,966)	(11,730)
HCP’s share of earnings(1)	(1,067)	12,001	(1,975)	25,602
Fees earned by HCP	81	458	172	918
Distributions received by HCP	2,698	2,306	9,623	4,487

(1)

The Company’s joint venture interest in HCRMC is accounted for using the equity method and results in an elimination of DFL income proportional to HCP’s ownership in HCRMC. The elimination of the respective proportional lease expense at the HCRMC level in substance resulted in $15 million and $30 million of DFL income that was recharacterized to the Company’s share of earnings from HCRMC (equity income from unconsolidated joint ventures) for the three and six months ended June 30, 2015. Beginning in January 2016, income will be recognized only if cash distributions are received from HCRMC; as a result, the Company no longer recharacterizes (eliminates) its proportional ownership share of income from DFLs to equity income (loss) from unconsolidated joint ventures.

HCRMC.  The Company concluded that its equity investment in HCRMC was other-than-temporarily impaired as of December 31, 2014, September 30, 2015 and December 31, 2015 and recorded impairment charges of $36 million, $27 million and $19 million, respectively. Beginning in January 2016, equity income is recognized only if cash distributions are received from HCRMC (see Notes 1 and 5).

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

NOTE 8.  Intangibles

At June 30, 2016 and December 31, 2015, gross intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles and below market ground lease intangibles, were $970 million and $984 million, respectively. At June 30, 2016 and December 31, 2015, the accumulated amortization of intangible assets was $419 million and $380 million, respectively.

At June 30, 2016 and December 31, 2015, gross intangible lease liabilities, comprised of below market tenant lease intangibles and above market ground lease intangibles, were $155 million and $156 million, respectively. At June 30, 2016 and December 31, 2015, the accumulated amortization of intangible liabilities was $106 million and $100 million, respectively.

NOTE 9.  Other Assets

The following table summarizes the Company’s other assets (in thousands):

	June 30,	December 31,
	2016	2015
Straight-line rent receivables, net of allowance of $31,121 and $33,648, respectively	$379,002	$370,296
Marketable debt securities, net	84,128	102,958
Leasing costs and inducements, net	156,303	158,708
Goodwill	50,346	50,346
Other	121,652	119,965
Total other assets	$791,431	$802,273

Four Seasons Health Care Senior Unsecured Notes

Marketable debt securities, net are classified as held-to-maturity debt securities and primarily represent senior notes issued by Elli Investments Limited (“Elli”), a company beneficially owned by funds or limited partnerships managed by Terra Firma, as part of the financing for Elli’s acquisition of Four Seasons Health Care (the “Four Seasons Notes”). The Four Seasons Notes mature in June 2020, were non-callable through June 2016 and bear interest on their par value at a fixed rate of 12.25% per annum. The Company purchased an aggregate par value of £138.5 million of the Four Seasons Notes at a discount for £136.8 million ($215 million) in June 2012, representing 79% of the total £175 million issued and outstanding Four Seasons Notes. In June 2015 and September 2015, the Company determined that the Four Seasons Notes were other-than-temporarily impaired and recorded impairment charges of $42 million and $70 million, respectively, reducing the carrying value to $174 million (£111 million) and $100 million (£66 million), respectively. The fair value was based on quoted prices; however as the Four Seasons Notes are not actively traded, these prices were considered to be Level 2 measurements within the fair value hierarchy. In determining whether a credit loss existed and in calculating the fair value, the Company also evaluated Four Seasons’ ability to repay the Four Seasons Notes according to their contractual terms based on its estimate of future cash flows which inputs included forecasted revenues, capital expenditures, operating expenses, care home occupancy and continued implementation of Four Seasons’ business plan, including executing on its business line segmentation and continuing to invest in its core portfolio, which information was consistent with the results of the valuation technique used by the Company in determining whether a credit loss existed and calculating the fair value of the Four Seasons Notes.

Elli remains obligated to repay the aggregate par value at maturity and interest payments due June 15 and December 15 each year. When the remaining semi-annual interest payments are received, the Company expects to continue to reduce the carrying value of the Four Seasons Notes during the related period. Accordingly, the Company applied the contractual interest payments received in both December 2015 (£8 million or $13 million) and June 2016 (£8 million or  $13 million) against the principal balance. This treatment reduced the carrying value of the Four Seasons Notes to £58 million ($85 million) and £50 million ($66 million) at December 31, 2015 and June 30, 2016, respectively.

NOTE 10.  Debt

Bank Line of Credit and Term Loans

The Company’s $2.0 billion unsecured revolving line of credit facility (the “Facility”) matures on March 31, 2018 and contains a one-year extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends on the Company’s credit ratings. The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at June 30, 2016, the margin on the Facility was 1.05%, and the facility fee was 0.20%. The Facility also includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At June 30, 2016, the Company had $869 million, including £275 million ($369 million), outstanding under the Facility with a weighted average effective interest rate of 1.85%.

In July 2016, the Company exercised a one-year extension option on its £137 million ($184 million at June 30, 2016), four-year unsecured term loan that it entered into on July 30, 2012 (the “2012 Term Loan”). Based on the Company’s credit ratings at June 30, 2016, the 2012 Term Loan accrues interest at a rate of GBP LIBOR plus 1.40%. The Company also has a £220 million ($295 million at June 30, 2016) four-year unsecured term loan that accrues interest at a rate of GBP LIBOR plus 1.15%, subject to adjustments based on the Company’s credit ratings.

The Facility and term loans contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60% and (iv) require a minimum Fixed Charge Coverage ratio of 1.5x. The Facility and term loans also require a Minimum Consolidated Tangible Net Worth of $9.5 billion at June 30, 2016. At June 30, 2016, the Company was in compliance with each of these restrictions and requirements.

Senior Unsecured Notes

At June 30, 2016, the Company had senior unsecured notes outstanding with an aggregate principal balance of $8.7 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at June 30, 2016.

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
Six months ended June 30, 2016:
February 1, 2016	$500,000	3.750%
Year ended December 31, 2015:
March 1, 2015	$200,000	6.000%
June 8, 2015	$200,000	7.072%

Mortgage Debt

At June 30, 2016, the Company had mortgage debt outstanding with an aggregate principal balance of $688 million, which is secured by 40 healthcare facilities (including redevelopment properties) with a carrying value of $944 million.

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

Debt Maturities

The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at June 30, 2016 (in thousands):

			Senior
	Bank Line of		Unsecured	Mortgage
Year	Credit(1)	Term Loans(2)	Notes(3)	Debt(4)	Total(5)
2016 (six months)	$—	$—	$400,000	$34,240	$434,240
2017	—	183,868	750,000	581,891	1,515,759
2018	869,078	—	600,000	6,583	1,475,661
2019	—	295,262	450,000	2,072	747,334
2020	—	—	800,000	2,078	802,078
Thereafter	—	—	5,700,000	61,092	5,761,092
	869,078	479,130	8,700,000	687,956	10,736,164
(Discounts), premiums and debt costs, net	—	(1,240)	(73,441)	954	(73,727)
	$869,078	$477,890	$8,626,559	$688,910	$10,662,437

(1)	Includes £275 million ($369 million) translated into U.S. dollars (“USD”).
(2)	Represents £357 million translated into USD. Reflects a one-year extension option on the 2012 Term Loan that was exercised in July 2016.
(3)	Effective interest rates on senior unsecured notes ranged from 2.79% to 6.88% with a weighted average effective interest rate of 4.72% and a weighted average maturity of six years.
(4)	Effective interest rates on the mortgage debt ranged from 3.08% to 8.23% with a weighted average effective interest rate of 6.06% and a weighted average maturity of three years.
(5)	Excludes $93 million of other debt that represents Life Care Bonds and Demand Notes (each as defined below) that have no scheduled maturities.

Other Debt

At June 30, 2016, the Company had $65 million of non-interest bearing life care bonds at two of its CCRCs and non-interest bearing occupancy fee deposits at three of its senior housing facilities, all of which are payable to certain residents of the facilities (collectively, “Life Care Bonds”). The Life Care Bonds are generally refundable to the residents upon the termination of the contract or upon the successful resale of the unit.

At June 30, 2016, the Company had $28 million of on-demand notes (“Demand Notes”) from the CCRC JV. The Demand Notes bear interest at a rate of 4.5%.

NOTE 11.  Commitments and Contingencies

Legal Proceedings

From time to time, the Company is a party to legal proceedings, lawsuits and other claims that arise in the ordinary course of the Company’s business. Except as described below, the Company is not aware of any other legal proceedings or claims that it believes may have, individually or taken together, a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company’s policy is to expense legal costs as they are incurred.

On May 9, 2016, a purported stockholder of the Company filed a putative class action complaint, Boynton Beach Firefighters’ Pension Fund v. HCP, Inc., et al., Case No. 3:16-cv-01106-JJH, in the U.S. District Court for the Northern District of Ohio against the Company, certain of its officers, HCRMC, and certain of its officers, asserting violations of the federal securities laws. The suit asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and alleges that the Company made certain false or misleading statements relating to the value of and risks concerning its investment in HCRMC by allegedly failing to disclose that HCRMC had engaged in billing fraud, as alleged by the DOJ in a pending suit against HCRMC arising from the False Claims Act. The DOJ lawsuit against HCRMC is described in greater detail in Note 5. As the Boynton Beach action is in its early stages and a lead plaintiff has not yet been named, the defendants have not yet responded to the complaint. The Company believes the suit to be without merit and intends to vigorously defend against it.

On June 16, 2016 and July 5, 2016, purported stockholders of the Company filed two derivative actions, respectively Subodh v. HCR ManorCare Inc., et al., Case No. 30-2016-00858497-CU-PT-CXC and Stearns v. HCR ManorCare, Inc., et al., Case No. 30-2016-00861646-CU-MC-CJC, in the Superior Court of California, County of Orange, against certain of the Company’s current and former directors and officers and HCRMC. The Company is named as a nominal defendant. Both derivative actions allege that the defendants engaged in various acts of wrongdoing, including, among other things, breaching fiduciary duties by publicly making false or misleading statements of fact regarding HCRMC’s finances and prospects, and failing to maintain adequate internal controls. As the Subodh and Stearns actions are in the early stages, the defendants are in the process of evaluating the suits and have not yet responded to the complaints.

On June 9, 2016, the Company received a letter from a private law firm, acting on behalf of its client, a purported stockholder of the Company, asserting substantially the same allegations made in the Subodh and Stearns matters discussed above. The letter demands that the Company’s Board of Directors take action to assert the Company’s rights. The Board of Directors is in the process of evaluating the demand letter.

Commitments for Capital Additions

Under the terms of the Amended Master Lease with HCRMC, the Company is required through April 1, 2019, upon the Lessee’s request, to provide the Lessee an amount to fund Capital Additions Costs (as defined in the Amended Master Lease) approved by the Company, in the Company’s reasonable discretion, such amount not to exceed $100 million in the aggregate (“Capital Addition Financing”), but the Company is not obligated to advance more than $50 million in Capital Addition Financing in any single lease year. In connection with any Capital Addition Financing, the minimum rent allocated to the applicable property will be increased by an amount equal to the product of: (i) the amount disbursed on account of the Capital Addition Financing for the applicable property times (ii) at the time of any such disbursement, the greater of (a) 7.75% and (b) 500 basis points in excess of the then current 10-year Treasury Rate. Any such Capital Addition Financing shall be structured in a REIT tax-compliant fashion. Through August 8, 2016, no amounts have been funded by the Company.

NOTE 12.  Equity

Common Stock

The following table summarizes the Company’s common stock cash dividends declared in 2016:

		Amount	Dividend
Declaration Date	Record Date	Per Share	Payable Date
January 28	February 8	$0.575	February 23
April 27	May 9	0.575	May 24
July 28	August 8	0.575	August 23

The following table summarizes the Company’s other common stock activities (shares in thousands):

	Six Months Ended June 30,
	2016	2015
Dividend Reinvestment and Stock Purchase Plan	1,427	1,645
Conversion of DownREIT units(1)	120	70
Exercise of stock options	111	817
Vesting of restricted stock units	288	379
Repurchase of common stock	109	171

(1)	Non-managing member limited liability company (“LLC”) units.

Accumulated Other Comprehensive Loss

The following table summarizes the Company’s accumulated other comprehensive loss (in thousands):

	June 30,	December 31,
	2016	2015
Cumulative foreign currency translation adjustment	$(20,577)	$(19,485)
Unrealized losses on cash flow hedges, net	(6,894)	(7,582)
Supplemental Executive Retirement Plan minimum liability	(3,270)	(3,411)
Unrealized gains on available for sale securities	3	8
Total accumulated other comprehensive loss	$(30,738)	$(30,470)

Noncontrolling Interests

At June 30, 2016, non-managing members held an aggregate of 4 million units in five limited liability companies (“DownREITs”), for which the Company is the managing member. At June 30, 2016, the carrying and fair values of these DownREIT units were $181 million and $207 million, respectively.

See Note 15 for the supplemental schedule of non-cash financing activities.

NOTE 13.  Segment Disclosures

The Company evaluates its business and makes resource allocations based on its five reportable business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the medical office segment, the Company invests through the acquisition and development of medical office buildings (“MOBs”), which generally require a greater level of property management. Otherwise, the Company primarily invests, through the acquisition and development of real estate, in single tenant and operator properties and debt issued by tenants and operators in these sectors. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements herein and in the Company’s 2015 Annual Report on Form 10-K filed with the SEC. There were no intersegment sales or transfers during the six months ended June 30, 2016 and 2015. The Company evaluates performance based upon: (i) property net operating income from continuing operations (“NOI”), (ii) adjusted NOI (cash NOI), and (iii) adjusted NOI, including the Company’s pro rata share of unconsolidated joint ventures, plus interest income (“Portfolio Income”) of the combined investments in each segment.

Non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, accounts receivable, net, marketable equity securities and, if any, real estate and related assets held for sale. Interest expense, depreciation and amortization, and non-property specific revenues and expenses are not allocated to individual segments in evaluating the Company’s segment-level performance. See Note 17 for other information regarding concentrations of credit risk.

The following tables summarize information for the reportable segments (in thousands):

For the three months ended June 30, 2016:

	Senior	Post-acute/	Life	Medical		Corporate
	Housing	Skilled Nursing	Science	Office	Hospital	Non-segment	Total
Rental revenues(1)	$131,495	$110,125	$90,201	$111,218	$22,067	$—	$465,106
Resident fees and services	164,202	—	—	—	—	—	164,202
Operating expenses	(117,121)	(589)	(17,961)	(43,439)	(1,015)	—	(180,125)
NOI	178,576	109,536	72,240	67,779	21,052	—	449,183
Non-cash adjustments to NOI(2)	(2,502)	(173)	(545)	(759)	582	—	(3,397)
Adjusted (cash) NOI	176,074	109,363	71,695	67,020	21,634	—	445,786
Adjusted (cash) NOI from unconsolidated joint ventures	15,310	400	1,499	361	—	—	17,570
Interest income	16,474	16,313	—	—	—	—	32,787
Portfolio Income	207,858	126,076	73,194	67,381	21,634	—	496,143
Addback non-cash adjustments	2,502	173	545	759	(582)	—	3,397
Investment management fee income	—	—	1	80	—	—	81
Interest expense	(11,885)	(2,475)	(632)	(1,626)	—	(104,715)	(121,333)
Depreciation and amortization	(61,257)	(3,255)	(32,077)	(40,986)	(3,811)	—	(141,386)
General and administrative expenses	—	—	—	—	—	(22,793)	(22,793)
Acquisition and pursuit costs	—	—	—	—	—	(14,527)	(14,527)
Gain on sales of real estate, net	23,940	57,909	29,455	8,310	—	—	119,614
Other income, net	—	—	—	—	—	2,280	2,280
Income tax benefit	—	—	—	—	—	2,003	2,003
Equity (loss) income in unconsolidated joint ventures, excluding adjusted (cash) NOI	(17,790)	(182)	(724)	59	—	—	(18,637)
Net income (loss)	$143,368	$178,246	$69,762	$33,977	$17,241	$(137,752)	$304,842

For the three months ended June 30, 2015:

	Senior	Post-acute/	Life	Medical		Corporate
	Housing	Skilled Nursing	Science	Office	Hospital	Non-segment	Total
Rental revenues(1)	$123,910	$130,895	$85,409	$102,585	$21,492	$—	$464,291
Resident fees and services	106,838	—	—	—	—	—	106,838
Operating expenses	(76,514)	(538)	(17,234)	(40,785)	(1,271)	—	(136,342)
NOI	154,234	130,357	68,175	61,800	20,221	—	434,787
Non-cash adjustments to NOI(2)	1,238	(19,077)	(2,745)	(1,170)	226	—	(21,528)
Adjusted (cash) NOI	155,472	111,280	65,430	60,630	20,447	—	413,259
Adjusted (cash) NOI from unconsolidated joint ventures	14,814	—	1,298	306	—	—	16,418
Interest income	12,237	23,708	—	—	—	—	35,945
Portfolio Income	182,523	134,988	66,728	60,936	20,447	—	465,622
Addback non-cash adjustments	(1,238)	19,077	2,745	1,170	(226)	—	21,528
Investment management fee income	—	—	1	457	—	—	458
Interest expense	(12,198)	(2,492)	(764)	(2,454)	—	(100,724)	(118,632)
Depreciation and amortization	(48,916)	(3,210)	(30,294)	(34,174)	(3,809)	—	(120,403)
General and administrative expenses	—	—	—	—	—	(28,845)	(28,845)
Acquisition and pursuit costs	—	—	—	—	—	(18,407)	(18,407)
Impairments	—	(41,887)	—	(2,948)	—		(44,835)
Gain on sales of real estate, net	61	—	—	—	—	—	61
Other income, net	—	—	—	—	—	11,055	11,055
Income tax benefit	—	—	—	—	—	4,563	4,563
Equity (loss) income in unconsolidated joint ventures, excluding adjusted (cash) NOI	(16,774)	13,831	(555)	(961)	42	—	(4,417)
Net income (loss)	$103,458	$120,307	$37,861	$22,026	$16,454	$(132,358)	$167,748

For the six months ended June 30, 2016:

	Senior	Post-acute/	Life	Medical		Corporate
	Housing	Skilled nursing	Science	Office	Hospital	Non-segment	Total
Rental revenues(1)	$260,392	$217,315	$179,149	$220,212	$44,937	$—	$922,005
Resident fees and services	329,965	—	—	—	—	—	329,965
Operating expenses	(233,257)	(1,153)	(34,704)	(85,752)	(2,214)	—	(357,080)
NOI	357,100	216,162	144,445	134,460	42,723	—	894,890
Non-cash adjustments to NOI(2)	(8,458)	(444)	(1,218)	(1,564)	885	—	(10,799)
Adjusted (cash) NOI	348,642	215,718	143,227	132,896	43,608	—	884,091
Adjusted (cash) NOI from unconsolidated joint ventures	30,208	804	2,919	683	—	—	34,614
Interest income	18,359	32,457	—	—	—	—	50,816
Portfolio Income	397,209	248,979	146,146	133,579	43,608	—	969,521
Addback non-cash adjustments	8,458	444	1,218	1,564	(885)	—	10,799
Investment management fee income	—	—	2	170	—	—	172
Interest expense	(23,904)	(4,805)	(1,270)	(3,291)	—	(210,125)	(243,395)
Depreciation and amortization	(123,124)	(6,205)	(65,674)	(80,083)	(7,622)	—	(282,708)
General and administrative expenses	—	—	—	—	—	(48,292)	(48,292)
Acquisition and pursuit costs	—	—	—	—	—	(17,002)	(17,002)
Gain on sales of real estate, net	23,940	57,909	29,455	8,310	—	—	119,614
Other income, net	—	—	—	—	—	3,502	3,502
Income tax expense	—	—	—	—	—	(51,035)	(51,035)
Equity (loss) income in unconsolidated joint ventures, excluding adjusted (cash) NOI	(35,180)	(368)	(1,435)	95	299	—	(36,589)
Net income (loss)	$247,399	$295,954	$108,442	$60,344	$35,400	$(322,952)	$424,587

For the six months ended June 30, 2015:

	Senior	Post-acute/	Life	Medical		Corporate
	Housing	Skilled nursing	Science	Office	Hospital	Non-segment	Total
Rental revenues(1)	$251,292	$271,471	$168,960	$200,890	$43,734	$—	$936,347
Resident fees and services	211,851	—	—	—	—	—	211,851
Operating expenses	(152,024)	(1,071)	(33,933)	(79,037)	(2,308)	—	(268,373)
NOI	311,119	270,400	135,027	121,853	41,426	—	879,825
Non-cash adjustments to NOI(2)	(5,175)	(37,160)	(5,820)	(3,036)	478	—	(50,713)
Adjusted (cash) NOI	305,944	233,240	129,207	118,817	41,904	—	829,112
Adjusted (cash) NOI from unconsolidated joint ventures	28,826	—	2,526	610	—	—	31,962
Interest income	19,631	49,576	—	—	—	—	69,207
Portfolio Income	354,401	282,816	131,733	119,427	41,904	—	930,281
Addback non-cash adjustments	5,175	37,160	5,820	3,036	(478)	—	50,713
Investment management fee income	—	—	2	916	—	—	918
Interest expense	(24,288)	(4,768)	(1,528)	(4,918)	—	(199,910)	(235,412)
Depreciation and amortization	(95,942)	(4,469)	(60,490)	(66,356)	(7,668)	—	(234,925)
General and administrative expenses	—	—	—	—	—	(53,618)	(53,618)
Acquisition and pursuit costs	—	—	—	—	—	(21,797)	(21,797)
Impairments	61,466	(581,817)	—	(2,948)	—	—	(523,299)
Gain on sales of real estate, net	6,325	—	—	—	—	—	6,325
Other income, net	—	—	—	—	—	12,779	12,779
Income tax benefit	—	—	—	—	—	4,640	4,640
Equity (loss) income in unconsolidated joint ventures, excluding adjusted (cash) NOI	(31,452)	27,986	(1,109)	(1,867)	82	—	(6,360)
Net income (loss)	$275,685	$(243,092)	$74,428	$47,290	$33,840	$(257,906)	$(69,755)

(1)	Represents rental and related revenues, tenant recoveries and income from DFLs.
(2)	Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles and lease termination fees.

The following table summarizes the Company’s assets by segment (in thousands):

	June 30,	December 31,
Segment	2016	2015
Senior housing	$9,854,208	$9,812,142
Post-acute/skilled nursing	5,018,072	5,162,947
Life science	3,952,550	3,905,137
Medical office	3,489,833	3,469,048
Hospital	622,820	622,820
Gross segment assets	22,937,483	22,972,094
Accumulated depreciation and amortization	(3,157,266)	(2,941,568)
Net segment assets	19,780,217	20,030,526
Real estate and related assets held for sale, net	330,453	314,126
Other non-segment assets	1,005,787	1,105,197
Total assets	$21,116,457	$21,449,849

At both June 30, 2016 and December 31, 2015, goodwill of $50 million was allocated to segment assets as follows: (i) senior housing—$31 million, (ii) post-acute/skilled nursing—$3 million, (iii) medical office—$11 million and (iv) hospital—$5 million.

NOTE 14.  Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator - Basic
Net income (loss)	$304,842	$167,748	$424,587	$(69,755)
Noncontrolling interests’ share in earnings	(3,125)	(2,863)	(6,751)	(5,974)
Net income (loss) attributable to HCP, Inc.	301,717	164,885	417,836	(75,729)
Participating securities’ share in earnings	(342)	(370)	(651)	(704)
Net income (loss) applicable to common shares	$301,375	$164,515	$417,185	$(76,433)

Numerator - Dilutive
Net income (loss) applicable to common shares	$301,375	$164,515	$417,185	$(76,433)
Add: distributions on dilutive convertible units	2,388	—	—	—
Dilutive net income (loss) available to common shares	$303,763	$164,515	$417,185	$(76,433)

Denominator
Basic weighted average common shares	467,084	461,874	466,579	461,380
Dilutive potential common shares - equity awards	208	232	198	—
Dilutive potential common shares - DownREIT units	4,133	—	—	—
Diluted weighted average common shares	471,425	462,106	466,777	461,380

Earnings per common share
Basic	$0.65	$0.36	$0.89	$(0.17)
Diluted	$0.64	0.36	$0.89	$(0.17)

Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, which requires the use of the two-class method when computing basic and diluted earnings per share. Options to purchase approximately 1.2 million and 0.9 million shares of common stock that had an exercise price (including deferred compensation expense) in excess of the average closing market price of the Company’s common stock during the three months ended June 30, 2016 and 2015, respectively, were not included in the Company’s earnings per share calculations because they are anti-dilutive. Restricted stock and performance restricted stock units representing 0.4 million shares of common stock during the three months ended June 30, 2016 and 2015 were not included because they are anti-dilutive. Additionally, 1.7 million shares issuable upon conversion of 1.7 million DownREIT units during the three months ended June 30, 2016 were not included because they are anti-dilutive. During the three months ended June 30 2015, 6 million shares issuable upon conversion of 4 million DownREIT units were not included because they are anti-dilutive.

NOTE 15.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2016	2015
Supplemental cash flow information:
Interest paid, net of capitalized interest	$241,585	$217,716
Income taxes paid	4,433	2,920
Capitalized interest	5,734	3,704
Supplemental schedule of non-cash investing activities:
Accrued construction costs	57,143	33,162
Non-cash acquisitions and dispositions settled with receivables and restricted cash held in connection with Section 1031 transactions	129,846	254,301
Tenant funded tenant improvements owned by HCP	16,451	3,512
Supplemental schedule of non-cash financing activities:
Vesting of restricted stock units	288	379
Conversion of non-managing member units into common stock	5,022	2,244
Noncontrolling interest and other liabilities, net assumed in connection with the RIDEA III acquisition	—	61,219
Noncontrolling interest issued in connection with real estate acquisitions	—	3,885
Noncontrolling interest disposed in connection with real estate sales	—	204
Other liabilities assumed with real estate acquisitions	1,200	13,672
Unrealized gains (losses) on available-for-sale securities and derivatives designated as cash flow hedges, net	343	(198)

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

Unconsolidated Variable Interest Entities

At June 30, 2016, the Company had investments in: (i) four unconsolidated VIE joint ventures, (ii) 358 properties leased to VIE tenants, (iii) marketable debt securities of a VIE and (iv) a loan to a VIE borrower. The Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (HCRMC, CCRC OpCo, Vintage Park Development JV and the LLC investment discussed below), it has no formal involvement in these VIEs beyond its investments.

The Company leases 310 properties to, and has an approximately 9% ownership interest in, HCRMC that has been identified as a VIE upon a reconsideration event in the fourth quarter of 2015. HCRMC has experienced continued operational declines and is a “thinly capitalized” entity that relies on the operating cash flows generated from its senior housing and post-acute facilities to fund operating expenses, including the rent obligations under the Amended Master Lease (see Notes 5 and 7).

The Company holds a 49% ownership interest in CCRC OpCo, which operates senior housing properties in a RIDEA structure and has been identified as a VIE (see Note 7). The equity members of CCRC OpCo “lack power” because they share certain operating rights with Brookdale, as manager of the CCRCs. The assets of CCRC OpCo primarily consist of the CCRCs that it owns and leases, resident fees receivable, notes receivable, and cash and cash equivalents; its obligations primarily consist of operating lease obligations to CCRC PropCo, debt service payments and capital expenditures for the properties, and accounts payable and expense accruals associated with the cost of its CCRCs’ operations. Assets generated by the CCRC operations (primarily rents from CCRC residents) of CCRC OpCo may only be used to settle its contractual obligations (primarily from debt service payments, capital expenditures, and rental costs and operating expenses incurred to manage such facilities).

The Company holds an 85% ownership interest in Vintage Park Development JV (see Note 7), which has been identified as a VIE as power is shared with a member that does not have a substantive equity investment at risk. The assets of Vintage Park Development JV primarily consist of an in-progress independent living facility development project that it owns and cash and cash equivalents; its obligations primarily consist of accounts payable and expense accruals associated with the cost of its development obligations. Any assets generated by Vintage Park Development JV may only be used to settle its contractual obligations (primarily development expenses and debt service payments).

The Company holds a limited partner ownership interest in an unconsolidated LLC that has been identified as a VIE. The Company’s involvement in the entity is limited to its equity investment as a limited partner, and it does not have any substantive participating rights or kick-out rights over the managing member. The assets and liabilities of the entity primarily consist of those associated with its senior housing real estate and development activities. Any assets generated by the entity may only be used to settle its contractual obligations (primarily development expenses and debt service payments).

In addition to the properties leased to HCRMC, the Company leases 48 properties to a total of seven tenants that have also been identified as VIEs (“VIE tenants”). These VIE tenants are “thinly capitalized” entities that rely on the operating cash flows generated from the senior housing facilities to pay operating expenses, including the rent obligations under their leases.

The Company holds commercial mortgage-backed securities (“CMBS”) issued by Federal Home Loan Mortgage Corporation (commonly referred to as Freddie MAC) through a special purpose entity that has been identified as a VIE because it is “thinly capitalized.” The CMBS issued by the VIE are backed by mortgage debt obligations on real estate assets.

The Company holds Four Seasons Notes (see Note 9) and a portion of Four Seasons’ senior secured term loan (see Note 6). In the second quarter of 2015, upon the occurrence of a reconsideration event, it was determined that the issuer of the Four Seasons Notes is a VIE because this entity is “thinly capitalized.”

The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at June 30, 2016 are as follows (in thousands):

	Maximum Loss		Carrying
VIE Type	Exposure(1)	Asset/Liability Type	Amount
HCRMC(2)	$5,107,180	Net investment in DFLs and investments in unconsolidated joint ventures	$5,107,180
VIE tenants—DFLs(2)	598,267	Net investment in DFLs	598,267
VIE tenants—operating leases(2)	9,178	Lease intangibles, net and straight-line rent receivables	9,178
CCRC OpCo	227,589	Investments in unconsolidated joint ventures	227,589
Four Seasons	104,381	Loans and marketable debt securities	104,381
Vintage Park Development JV	8,593	Investments in unconsolidated joint ventures	8,593
CMBS and LLC investment	33,055	Marketable debt and cost method investment	33,055

(1)	The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).
(2)	The Company’s maximum loss exposure may be mitigated by re-leasing the underlying properties to new tenants upon an event of default.

As of June 30, 2016, the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls). See Notes 5, 6, 7 and 9 for additional descriptions of the nature, purpose and operating activities of the Company’s unconsolidated VIEs and interests therein.

Consolidated Variable Interest Entities

RIDEA I.  The Company holds a 90% ownership interest in joint venture entities formed in September 2011 that own and operate senior housing properties in a RIDEA structure (“RIDEA I”). The Company has historically classified RIDEA I OpCo as a VIE and, as a result of the adoption of ASU 2015-02, also classifies RIDEA I PropCo as a VIE due to the non-managing member lacking substantive participation rights in the management of RIDEA I PropCo or kick-out rights over the managing member. The Company consolidates RIDEA I PropCo and RIDEA I OpCo as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of RIDEA I PropCo primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of notes payable to a non-VIE consolidated subsidiary of the Company. The assets of RIDEA I OpCo primarily consist of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to RIDEA I PropCo and operating expenses of its senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) of the RIDEA I structure may only be used to settle its contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facilities and debt costs).

RIDEA II.  The Company holds an 80% ownership interest in joint venture entities formed in August 2014 that own and operate senior housing properties in a RIDEA structure (“RIDEA II”). The Company consolidates RIDEA II (“SH PropCo” and “SH OpCo”) as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of SH PropCo primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of a note payable to a non-VIE consolidated subsidiary of the Company. The assets of SH OpCo primarily consist of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to SH PropCo and operating expenses of its senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) of the RIDEA II structure may only be used to settle its contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facilities and debt costs). See Note 4 for additional discussion of pending RIDEA II transactions.

RIDEA III.  The Company holds a 90% ownership interest in joint venture entities formed in June 2015 that own and operate senior housing properties in a RIDEA structure. The Company has historically classified RIDEA III OpCo as a VIE and, as a result of the adoption of ASU 2015-02, also classifies RIDEA III PropCo as a VIE due to the non-managing member lacking substantive participation rights in the management of RIDEA III PropCo or kick-out rights over the managing member. The Company consolidates RIDEA III PropCo and RIDEA III OpCo as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of RIDEA III PropCo primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of a note payable to a non-VIE consolidated subsidiary of the Company. The assets of RIDEA III OpCo primarily consist of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to RIDEA III PropCo and operating expenses of its senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) of the RIDEA III structure may only be used to settle its contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facilities and debt costs).

HCP Ventures V, LLC.  The Company holds a 51% ownership interest in and is the managing member of a joint venture entity formed in October 2015 that owns and leases MOBs (“HCP Ventures V, LLC”). Upon adoption of ASU 2015-02, the Company classified HCP Ventures V, LLC as a VIE due to the non-managing member lacking substantive participation rights in the management of HCP Ventures V, LLC or kick-out rights over the managing member. The Company consolidates HCP Ventures V, LLC as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of HCP Ventures V, LLC primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of capital expenditures for the properties. Assets generated by HCP Ventures V, LLC may only be used to settle its contractual obligations (primarily from capital expenditures).

Vintage Park JV.  The Company holds a 90% ownership interest in a joint venture entity formed in January 2015 that owns an 85% interest in an unconsolidated development VIE (“Vintage Park JV”). Upon adoption of ASU 2015-02, the Company classified Vintage Park JV as a VIE due to the non-managing member lacking substantive participation rights in the management of the Vintage Park JV or kick-out rights over the managing member. The Company consolidates Vintage Park JV as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of Vintage Park JV primarily consist of an investment in the Vintage Park Development JV and cash and cash equivalents; its obligations primarily consist of funding the ongoing development of the Vintage Park Development JV. Assets generated by the Vintage Park JV may only be used to settle its contractual obligations (primarily from the funding of the Vintage Park Development JV).

DownREITs.  The Company holds a controlling ownership interest in and is the managing member of five DownREITs (see Note 12). Upon adoption of ASU 2015-02, the Company classified the DownREITs as VIEs due to the non-managing members lacking substantive participation rights in the management of the DownREITs or kick-out rights over the managing member. The Company consolidates the DownREITs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the DownREITs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of debt service payments and capital expenditures for the properties. Assets generated by the DownREITs (primarily from resident rents) may only be used to settle their contractual obligations (primarily from debt service and capital expenditures).

Other Consolidated Real Estate Partnerships.  The Company holds a controlling ownership interest in and is the general partner (or managing member) of multiple partnerships that own and lease real estate assets (the “Partnerships”). Upon adoption of ASU 2015-02, the Company classified the Partnerships as VIEs due to the limited partners (non-managing members) lacking substantive participation rights in the management of the Partnerships or kick-out rights over the general partner (managing member). The Company consolidates the Partnerships as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the Partnerships primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of debt service payments and capital expenditures for the properties. Assets generated by the Partnerships (primarily from resident rents) may only be used to settle their contractual obligations (primarily from debt service and capital expenditures).

Other consolidated VIEs.  The Company made a loan to an entity that entered into a tax credit structure (“Tax Credit Subsidiary”) and a loan to an entity that made an investment in a development joint venture (“Development JV”) both of which are considered VIEs. The Company consolidates the Tax Credit Subsidiary and Development JV as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIEs’ economic performance. The assets and liabilities of the Tax Credit Subsidiary and Development JV substantially consist of a development in progress, notes receivable, prepaid expenses, notes payable, and accounts payable and accrued liabilities generated from their operating activities. Any assets generated by the operating activities of the Tax Credit Subsidiary and Development JV may only be used to settle their contractual obligations.

NOTE 17.  Concentration of Credit Risk

Concentrations of credit risk arise when one or more tenants, operators or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors various segments of its portfolio to assess potential concentrations of credit risks. The Company does not have significant foreign operations.

The following tables provide information regarding the Company’s concentrations with respect to certain tenants and operators:

	Percentage of		Percentage of
	Senior Housing Gross Assets		Senior Housing Revenues
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Operators	2016	2015	2016	2015	2016	2015
Brookdale	28%	28%	20%	25%	21%	25%
HCRMC	12%	12%	6%	8%	6%	8%

	Percentage of Post-Acute/		Percentage of Post-Acute/
	Skilled Nursing Gross Assets		Skilled Nursing Revenues
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Operators	2016	2015	2016	2015	2016	2015
HCRMC	79%	64%	78%	78%	78%	79%

	Percentage of		Percentage of
	Total Company Gross Assets		Total Company Revenues
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Operators	2016	2015	2016	2015	2016	2015
HCRMC	24%	23%	18%	23%	18%	24%
Brookdale	13%	12%	9%	10%	10%	10%

The following tables summarize HCRMC’s consolidated financial information (in millions):

	June 30,	December 31,
	2016	2015
Real estate and other property, net	$2,582.6	$2,628.5
Cash and cash equivalents	174.4	125.0
Goodwill, intangible and other assets, net	4,518.5	4,598.3
Total assets	$7,275.5	$7,351.8

Debt and financing obligations	$5,775.0	$5,836.4
Accounts payable, accrued liabilities and other	1,001.9	982.9
Redeemable preferred stock	2.1	2.1
Total equity	496.5	530.4
Total liabilities and equity	$7,275.5	$7,351.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$957.7	$1,027.5	$1,942.2	$2,081.5
Operating, general and administrative expense	(831.4)	(884.2)	(1,688.6)	(1,782.1)
Depreciation and amortization expense	(32.6)	(35.4)	(65.1)	(71.3)
Interest expense	(115.1)	(119.9)	(230.2)	(220.2)
Other income, net	4.8	2.1	8.3	4.9
Loss on disposal of assets	(5.9)	—	(2.6)	—
Impairment	(6.0)	—	(6.0)	—
(Loss) income from continuing operations before income tax benefit (expense)	(28.5)	(9.9)	(42.0)	12.8
Income tax benefit (expense)	5.3	4.5	8.2	(5.6)
(Loss) income from continuing operations	(23.2)	(5.4)	(33.8)	7.2
Loss from discontinued operations, net of taxes	(0.1)	(7.1)	—	(6.0)
Net (loss) income	$(23.3)	$(12.5)	$(33.8)	$1.2

As of June 30, 2016, Brookdale provided comprehensive facility management and accounting services with respect to 107 of the Company’s senior housing facilities and 15 CCRCs owned by the CCRC JV, for which the Company or joint venture pay annual management fees pursuant to long-term management agreements. Most of the management agreements have terms ranging from 10 to 15 years, with three to four 5-year renewal periods. The base management fees are 4.5% to 5.0% of gross revenues (as defined) generated by the RIDEA facilities. In addition, there are incentive management fees payable to Brookdale if operating results of the RIDEA properties exceed pre-established EBITDAR (as defined) thresholds.

Brookdale is subject to the registration and reporting requirements of the SEC and is required to file annual reports containing audited financial information and quarterly reports containing unaudited financial information with the SEC. The information related to Brookdale contained or referred to in this report has been derived from SEC filings made by Brookdale or other publicly available information, or was provided to the Company by Brookdale, and the Company has not verified this information through an independent investigation or otherwise. The Company has no reason to believe that this information is inaccurate in any material respect, but the Company cannot assure the reader of its accuracy. The Company is providing this data for informational purposes only, and encourages the reader to obtain Brookdale’s publicly available filings, which can be found on the SEC’s website at www.sec.gov.

To mitigate the credit risk of leasing properties to certain operators, leases with operators are often combined into portfolios that contain cross-default terms, so that if a tenant of any of the properties in a portfolio defaults on its obligations under its lease, the Company may pursue its remedies under the lease with respect to any of the properties in the portfolio. Certain portfolios also contain terms whereby the net operating profits of the properties are combined for the purpose of securing the funding of rental payments due under each lease.

NOTE 18.  Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The following table illustrates the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2016 in the consolidated balance sheets (in thousands):

Financial Instrument	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$34	$34	$—	$—
Interest-rate swap liabilities	7,858	—	7,858	—
Currency swap assets	3,017	—	3,017	—
Warrants	20	—	—	20

Recognized gains and losses are recorded in other income, net on the Company’s consolidated statements of operations. During the six months ended June 30, 2016, there were no transfers of financial assets or liabilities within the fair value hierarchy.

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

The following table summarizes the carrying values and fair values of the Company’s financial instruments (in thousands):

	June 30, 2016		December 31, 2015
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Loans receivable, net(2)	$708,096	$715,450	$768,743	$770,052
Marketable debt securities(2)	84,128	84,128	102,958	102,958
Marketable equity securities(1)	34	34	39	39
Warrants(3)	20	20	55	55
Bank line of credit(2)	869,078	869,078	397,432	397,432
Term loans(2)	477,890	477,890	524,807	524,807
Senior unsecured notes(1)	8,626,559	9,098,192	9,120,107	9,390,668
Mortgage debt(2)	688,910	722,153	932,212	963,786
Other debt(2)	93,012	93,012	94,445	94,445
Interest-rate swap assets(2)	—	—	196	196
Interest-rate swap liabilities(2)	7,858	7,858	6,251	6,251
Currency swap assets(2)	3,017	3,017	1,551	1,551

(1)	Level 1: Fair value calculated based on quoted prices in active markets.
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

NOTE 19.  Derivative Financial Instruments

The following table summarizes the Company’s outstanding interest-rate and foreign currency swap contracts as of June 30, 2016 (dollars and British pound sterling (“GBP”) in thousands):

			Fixed
		Hedge	Rate/Buy	Floating/Exchange	Notional/
Date Entered	Maturity Date	Designation	Amount	Rate Index	Sell Amount	Fair Value(1)
Interest rate:
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(5,410)
November 2008(3)	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	$24,700	$(286)
January 2015(4)	October 2017	Cash Flow	1.79%	1 Month GBP LIBOR+0.975%	£220,000	$(2,162)
Foreign currency:
January 2015(5)	October 2017	Cash Flow	$25,500	Buy USD/Sell GBP	£16,800	$3,017

(1)	Derivative assets are recorded in other assets, net and derivative liabilities are recorded in accounts payable and accrued liabilities on the consolidated balance sheets.
(2)	Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.
(3)	Represents an interest-rate swap contract, which hedges fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.
(4)	Hedges fluctuations in interest payments on variable-rate unsecured debt due to fluctuations in the underlying benchmark interest rate.
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

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of a derivative instrument due to adverse changes in market prices. Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative contracts, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At June 30, 2016, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

As of June 30, 2016, the Company has £268 million of its GBP-denominated borrowings under the Facility and 2012 Term Loan designated as a hedge of a portion of the Company’s net investments in GBP-functional subsidiaries to mitigate its exposure to fluctuations in the GBP to USD exchange rate. For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to USD exchange rate of the instrument is recorded as part of the cumulative translation adjustment component of accumulated other comprehensive income (loss). Accordingly, the remeasurement value of the designated £268 million GBP-denominated borrowings due to fluctuations in the GBP to USD exchange rate are reported in accumulated other comprehensive income (loss) as the hedging relationship is considered to be effective. The cumulative balance of the remeasurement value will be reclassified to earnings when the hedged investment is sold or substantially liquidated.

During the three and six months ended June 30, 2016, the Company determined a portion of a cash flow hedge was ineffective and reclassified $0.2 million and $0.3 million, respectively, of unrealized gains related to this interest-rate swap contract into other income, net. During the three and six months ended June 30, 2015, the Company determined a portion of a cash flow hedge was ineffective and reclassified $0.2 million and $0.3 million, respectively, of unrealized gains related to this interest-rate swap contract into other income, net. The Company expects that the hedged forecasted transactions for each of the outstanding qualifying cash flow hedging relationships at June 30, 2016 remain probable of occurring and, as a result, no additional gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings for any other outstanding hedges.

To illustrate the effect of movements in interest rates and foreign currency markets, the Company performed a market sensitivity analysis on its outstanding derivative financial instruments. The Company applied various basis point spreads to the underlying interest rate curves and foreign currency exchange rates of the derivative portfolio in order to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

		Effects of Change in Interest and Foreign Currency Rates
		+50 Basis	-50 Basis	+100 Basis	-100 Basis
Date Entered	Maturity Date	Points	Points	Points	Points
Interest rate:
July 2005	July 2020	$994	$(735)	$1,858	$(1,600)
November 2008	October 2016	33	(40)	69	(76)
January 2015	October 2017	1,893	(2,037)	3,858	(4,003)
Foreign currency:
January 2015	October 2017	(225)	1	(338)	114

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references in this report to “HCP,” “we,” “us” or “our” mean HCP, Inc., together with its consolidated subsidiaries.

Cautionary Language Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements.” We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “forecast,” “plan,” “potential,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. Forward-looking statements reflect our current expectations and views about future events and are subject to risks and uncertainties that could significantly affect our future financial condition and results of operations. While forward-looking statements reflect our good faith belief and reasonable assumptions based upon current information, we can give no assurance that our expectations or forecasts will be attained. Further, we cannot guarantee the accuracy of any such forward-looking statement contained in this Quarterly Report, and such forward-looking statements are subject to known and unknown risks and uncertainties that are difficult to predict. As more fully set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:

•

HCR ManorCare, Inc.’s (“HCRMC”) ability to meet its contractual obligations under the HCRMC lease amendment and risks related to the impact of the United States (“U.S.”) Department of Justice lawsuit against HCRMC and other legal proceedings involving HCRMC, including the possibility of larger than expected litigation costs, adverse results and related developments;

•

our reliance on a concentration of a small number of tenants and operators for a significant portion of our revenues, with our concentration in Brookdale increasing after consummation of the spin-off ;

•

the financial condition of our tenants, operators and borrowers, including potential bankruptcies and downturns in their businesses, and their legal and regulatory proceedings, which results in uncertainties regarding our ability to continue to realize the full benefit of such tenants’ and operators’ leases and borrowers’ loans;

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

•

the effect on our tenants and operators of legislation and other legal requirements, including licensure, certification and inspection requirements, and laws addressing entitlement programs and related services, including Medicare and Medicaid, which may result in future reductions in reimbursements;

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

•	changes in global, national and local economic conditions, and currency exchange rates;
•	our ability to manage our indebtedness level and changes in the terms of such indebtedness;
•	our ability to maintain our qualification as a real estate investment trust (“REIT”);
•	the ability of HCP and Quality Care Properties, Inc. (“QCP”) to complete the pending spin-off of QCP on the currently contemplated timeline or at all; and
•	the ability of HCP and QCP to complete financings related to the spin-off transaction on acceptable terms on the currently contemplated timeline or at all.

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

Executive Summary

HCP, Inc., a Standard & Poor’s (“S&P”) 500 company, invests primarily in real estate serving the healthcare industry in the United States. We are a Maryland corporation organized in 1985 and qualify as a self-administered REIT. We acquire, develop, lease, manage and dispose of healthcare real estate, and provide financing to healthcare providers. At June 30, 2016, our portfolio of investments, including properties in our unconsolidated joint ventures, consisted of interests in 1,191 properties.

We invest and manage our real estate portfolio for the long-term to maximize the benefit to our stockholders and support the growth of our dividends. The core elements of our strategy are: (i) to acquire, develop, lease, own and manage a diversified portfolio of quality healthcare properties across multiple business segments and geographic locations (including Europe), (ii) to align ourselves with leading healthcare companies, operators and service providers, which over the long-term should result in higher relative rental rates, net operating cash flows and appreciation of property values, (iii) to allocate capital targeting a balanced portfolio between longer-term escalating triple-net leases with high-quality tenants, and operating businesses with shorter-term leases in our medical office and life science segments, (iv) to maintain adequate liquidity with long-term fixed rate debt financing with staggered maturities, which supports the longer-term nature of our investments, while reducing our exposure to interest rate volatility and refinancing risk at any point in the interest rate or credit cycles and (v) to continue to manage our balance sheet with a targeted financial leverage of 40% relative to our assets.

We believe that our longer-term escalating triple-net leases with larger tenants and operators having scale enhance the quality, stability and growth of our rental income. Further, we believe many of our existing properties hold the potential for increased future cash flows as they are well maintained and in desirable locations within markets where the creation of new supply is limited by the lack of available sites and the difficulty of obtaining the necessary licensing, other approvals and/or financing. Our strategy for maximizing the benefits from these opportunities is to: (i) work with new or existing tenants and operators to address their space and capital needs, and (ii) provide high-quality property management services in order to motivate tenants to renew, expand or relocate into our properties.

The delivery of healthcare services requires real estate and, as a result, tenants and operators depend on real estate, in part, to maintain and grow their businesses. We believe that the healthcare real estate market provides investment opportunities due to the: (i) compelling long-term demographics driving the demand for healthcare services, (ii) specialized nature of healthcare real estate investing and (iii) ongoing consolidation of the fragmented healthcare real estate sector.

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

2016 Transaction Overview

HCR ManorCare, Inc.

Spin-Off of Real Estate Portfolio

In May 2016, we announced our intention to spin off interests in 338 properties (including 17 non-strategic properties, of which we expect seven to be sold by the end of 2016 and the remaining 10 to be sold in the first quarter of 2017), primarily comprised of our HCRMC direct financing lease (“DFL”) investments, and equity investment in HCRMC (the “Spin-Off”). Quality Care Properties, Inc. (formerly HCP SpinCo, Inc.) will be an independent, publicly-traded, self-managed and self-administrated company. QCP will elect and intends to qualify as a REIT. The Spin-Off is expected to be effectuated through a pro rata special distribution of QCP’s common shares to HCP stockholders and will not qualify as a tax-free spin-off for U.S. federal income tax purposes. The transaction is subject to certain conditions, including the filing and approval of QCP’s common stock to be listed on the New York Stock Exchange, customary third party consents, the U.S. Securities and Exchange Commission (the “SEC”) declaring effective a registration statement for the QCP common shares to be distributed, and approval and declaration of the distribution by our Board of Directors. The transaction is expected to be completed in the fourth quarter of 2016. We may, at any time and for any reason until the proposed transaction is complete, abandon, modify or change the terms of the Spin-Off. There can be no assurance as to whether or when the Spin-Off will occur. QCP filed its initial Registration Statement on Form 10 on June 17, 2016 and Amendment No. 1 to its Registration Statement on Form 10 on August 9, 2016.

Second Quarter Operating Performance

For the second quarter of 2016, HCRMC reported normalized EBITDAR (defined as earnings before interest, taxes, depreciation and amortization, and rent) of $132 million, bringing the year-to-date total to $263 million. On a year-over-year basis, normalized EBITDAR decreased $14 million, or 10% for the quarter, and decreased $41 million or 13% year-to-date, primarily due to a weaker flu season, continued pressure from payor mix shift and shorter lengths of stay. HCRMC’s normalized fixed charge coverage ratio for the trailing twelve months ended June 30, 2016 was 1.03x and for the trailing three months ended June 30, 2016 was 1.08x.

HCRMC ended the quarter with $174 million of cash and cash equivalents and continues to be current on its obligations under the amended master lease we entered into with HCRMC in March 2015.

First Quarter Operating Performance

For the first quarter of 2016, HCRMC reported normalized EBITDAR of $131 million, which was up $22 million, or 20% sequentially, driven by a 110 basis point increase in core post-acute/skilled nursing occupancy. On a year-over-year basis, normalized EBITDAR decreased $27 million, or 17%, primarily due to a weaker flu season, continued pressure from payor mix shift, and shorter lengths of stay, as well as transaction costs and operational disruption from the non-strategic asset sales. HCRMC’s normalized fixed charge coverage ratio for the trailing twelve months ended March 31, 2016 was 1.06x and for the trailing three months ended March 31, 2016 was 1.11x.

Transaction Activity

During the six months ended June 30, 2016, we completed 11 of our planned 50 non-strategic asset sales, generating proceeds of $62 million, bringing total anticipated sales proceeds from all 50 assets to $350 million. Of the 17 remaining non-strategic facilities, seven are expected to close by the end of 2016 and 10 are expected to be sold in the first quarter of 2017. Contracts have been entered into with third party purchasers with respect to the sale of 10 of the 17 properties. In addition, we completed the final transfer of the nine assets that were part of the HCRMC master lease amendment representing $275 million of value received in the fee ownership of these recently built post-acute assets, by acquiring the remaining two assets for $92 million during the three months ended March 31, 2016.

In February 2016, we acquired a new 64-bed memory care facility in Easton, Pennsylvania for $15 million that opened in January 2016, which is located adjacent to our existing post-acute asset. The facility was developed by HCRMC and was added to its master lease with a term of 16 years.

Accounting and Income Tax Update

We acquired the HCRMC DFL investments in 2011 through an acquisition of a C-Corporation, which was subject to federal and state built-in gain tax, if all the assets were sold within 10 years, of up to $2 billion. At the time of the acquisition, we intended to hold the assets for at least 10 years, at which time the assets would no longer be subject to the built-in gain tax.

In December 2015, the U.S. Federal Government passed legislation which permanently reduced the holding period, for federal tax purposes, to five years. We satisfied the five year holding period requirement in April 2016. In June 2016, the U.S. Department of the Treasury issued proposed regulations that would change the holding period back to 10 years, but effective only for conversion transactions after August 8, 2016. As currently proposed, these regulations will not impact our properties in the HCRMC DFL, as the HCRMC conversion transaction occurred on April 7, 2011. However, certain states still require a 10-year holding period and, as such, the assets are still subject to state built-in gain tax.

As of March 31, 2016, we determined that we may sell assets during the next five years and, therefore, recorded a deferred tax liability of approximately $49 million representing our estimated exposure to state built-in gain tax.

See Notes 1, 5, 7, 11 and 17 to the Consolidated Financial Statements for additional discussion of HCRMC, which information is incorporated by reference herein.

Investment Transactions

In January 2016, we acquired a portfolio of five private pay senior housing communities with 364 units and one skilled nursing facility with 120 beds for $95 million. All of the communities were developed within the past two years and are triple-net leased to four regional operators.

In May 2016, we announced that we entered into definitive agreements to acquire a portfolio of seven private pay senior housing communities for $186 million, including the assumption of $75 million of debt maturing in 2044 at a 4.0% interest rate. Consisting of 526 assisted living and memory care units, the portfolio will be managed by Senior Lifestyle Corporation in a 100% owned RIDEA structure which is permitted by the Housing and Economic Recovery Act of 2008 (commonly referred to as “RIDEA”) at closing. We anticipate that the transaction will close during the second half of 2016.

In July 2016, we acquired two Class A life science buildings totaling 136,000 square feet and a four-acre parcel of land in San Diego, California for $49 million.

Developments

Through August 8, 2016, we have pre-leased approximately 50% of The Cove Phase I, which consists of two Class A buildings totaling up to 250,000 square feet, expected to be delivered in the third quarter of 2016. In response to Phase I leasing success and continued strong demand from life science users in South San Francisco, in February 2016, we commenced the $185 million development, The Cove Phase II, which adds two Class A buildings totaling up to 230,000 square feet expected to be delivered by the third quarter of 2017.

In June 2016, we commenced a $62 million multi-building development project encompassing 301,000 square feet at our Ridgeview Business Park in Poway, California, which is 50% pre-leased. The project includes a $32 million build-to-suit totaling 152,000 square feet for an existing tenant and is expected to be completed in 2018 as part of a larger leasing transaction.

Disposition Transactions

During the six months ended June 30, 2016, we sold five post-acute/skilled nursing and two senior housing facilities for $130 million, a life science facility for $74 million, two medical office buildings for $19 million and a senior housing facility for $6 million and recognized total gain on sales of $120 million.

In June 2016, we received $51 million from the monetization of two senior housing development loans, recognizing $15 million of incremental interest income, which represents our participation in the appreciation of the underlying real estate assets.

In January 2016, we entered into a sale agreement for purchase options that were exercised on eight life science facilities in South San Francisco, California, to be sold in two tranches for $311 million and $269 million, respectively. The transactions are expected to close in the second half of 2016 for the first tranche and 2018 for the second tranche.

In May 2016, we entered into a master contribution agreement to contribute our ownership interest in joint venture entities that own and operate senior housing properties in a RIDEA structure (“RIDEA II”) to an unconsolidated joint venture owned by HCP and an investor group led by Columbia Pacific Advisors, LLC (“CPA”) (the “HCP/CPA JV”). In return, we will receive $109 million in cash proceeds from the HCP/CPA JV, a $636 million note receivable (“Note”) and retain an approximately 40% beneficial interest in RIDEA II. This transaction, upon completion, would result in us deconsolidating the net assets of RIDEA II because we will not direct the activities that most significantly impact the venture. We further expect that the members will recapitalize RIDEA II, at which time we expect to receive cash proceeds in payment against the Note. The closing of these transactions is expected to occur in 2016 and remains subject to regulatory and third party approvals and other customary closing conditions.

Financing Activities

During the three months ended June 30, 2016, we prepaid $200 million of maturing mortgage debt with a blended interest rate of 6.6%. We ended the quarter with $0.9 billion drawn on our revolving line of credit facility and $1.1 billion of remaining capacity.

In July 2016, we exercised a one-year extension option on our £137 million ($184 million at June 30, 2016), four-year unsecured term loan that was entered into on July 30, 2012 (the “2012 Term Loan”). Based on our credit ratings at June 30, 2016, the 2012 Term Loan accrues interest at a rate of British pound sterling (“GBP”) LIBOR plus 1.40%.

In February 2016, we refinanced $500 million of maturing unsecured debt using proceeds from our December 2015 offering of senior unsecured notes.

Dividends

On July 28, 2016, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.575 per share. The common stock dividend will be paid on August 23, 2016 to stockholders of record as of the close of business on August 8, 2016.

Results of Operations

We evaluate our business and allocate resources among our business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the medical office segment, the Company invests through the acquisition and development of medical office buildings (“MOBs”), which generally require a greater level of property management. Otherwise, the Company primarily invests, through the acquisition and development of real estate, in single tenant and operator properties and debt issued by tenants and operators in these sectors. We evaluate performance based upon (i) property net operating income from continuing operations (“NOI”), (ii) adjusted NOI (cash NOI), and (iii) adjusted NOI, including the Company’s pro rata share of unconsolidated joint ventures, plus interest income (“Portfolio Income”) of the combined investments in each segment.

Non-GAAP Financial Measures

Net Operating Income (“NOI”)

NOI and adjusted NOI are not U.S. generally accepted accounting principles (“GAAP”), or non-GAAP, supplemental financial measures used to evaluate the operating performance of real estate. NOI is defined as rental and related revenues, including tenant recoveries, resident fees and services, and income from DFLs, less property level operating expenses; NOI excludes all other financial statement amounts included in net income (loss) as presented in Note 13 to the Consolidated Financial Statements. Management believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles and lease termination fees (“non-cash adjustments”). Adjusted NOI is oftentimes referred to as “cash NOI.” We use NOI and adjusted NOI to make decisions about resource allocations, to assess and compare property level performance, and to evaluate our same property portfolio (“SPP”), as described below. We believe that net income (loss) is the most directly comparable U.S. generally accepted accounting principles (“GAAP”) measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect various excluded items. Further, our definition of NOI may not be comparable to the definition used by other REITs or real estate companies, as they may use different methodologies for calculating NOI. For a reconciliation of NOI and adjusted NOI to Portfolio Income (our segment measure), and other relevant disclosures by segment, refer to our Segment Analysis below. For a reconciliation of Portfolio Income to net income (loss) by segment, refer to Note 13 to the Consolidated Financial Statements.

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

Same Property Portfolio

SPP NOI and adjusted NOI information allows us to evaluate the performance of our property portfolio under a consistent population by eliminating changes in the composition of our portfolio of properties. We identify our SPP as stabilized properties that remained in operations and were consistently reported as leased properties or RIDEA properties for the duration of the year-over-year comparison periods presented, excluding assets held for sale. Accordingly, it takes a stabilized property a minimum of 12 months in operations under a consistent reporting structure to be included in our SPP. Newly acquired operating assets are generally considered stabilized at the earlier of lease-up (typically when the tenant(s) control(s) the physical use of at least 80% of the space) or 12 months from the acquisition date. Newly completed developments and redevelopments are considered stabilized at the earlier of lease-up or 24 months from the date the property is placed in service. SPP NOI excludes certain non-property specific operating expenses that are allocated to each operating segment on a consolidated basis. SPP adjusted NOI excludes the effects of foreign exchange rate movements by using the average current period exchange rate to translate from British pound sterling (“GBP”) into U.S. dollar (“USD”) for the comparison periods. A property is removed from our SPP when it is sold, placed into redevelopment or changes its reporting structure. For a reconciliation of SPP to Portfolio Income and other relevant disclosures by segment, refer to our Segment Analysis below.

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

FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is net income (loss) applicable to common shares (computed in accordance with GAAP), excluding gains or losses from sales of depreciable property, including any current and deferred taxes directly associated with sales of depreciable property, impairments of, or related to, depreciable real estate, plus real estate and other depreciation and amortization, and adjustments to compute our share of FFO from joint ventures. Adjustments for joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income (loss). We compute FFO in accordance with the current NAREIT definition; however, other REITs may report FFO differently or have a different interpretation of the current NAREIT definition from ours.

In addition, we present FFO before the impact of severance-related charges, litigation settlement charges, preferred stock redemption charges, impairments (recoveries) of non-depreciable assets, foreign currency remeasurement losses (gains) and transaction-related items (“FFO as adjusted”). Transaction-related items include acquisition and pursuit costs (e.g., due diligence and closing) and gains/charges incurred as a result of mergers and acquisitions and lease amendment or termination activities. Management believes that FFO as adjusted provides a meaningful supplemental measurement of our FFO run-rate and is frequently used by analysts, investors and other interested parties in the evaluation of our performance as a REIT. This non-GAAP supplemental measure is a modification of the NAREIT definition of FFO and should not be used as an alternative to net income (loss) (determined in accordance with GAAP) or NAREIT FFO. For a reconciliation of net income (loss) to FFO and FFO as adjusted and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.

Funds Available for Distribution (“FAD”)

FAD is defined as FFO as adjusted after excluding the impact of the following: (i) amortization of acquired market lease intangibles, net, (ii) amortization of deferred compensation expense, (iii) amortization of deferred financing costs, net, (iv) straight-line rents, (v) non-cash interest and depreciation related to DFLs and lease incentive amortization (reduction of straight-line rents) and (vi) deferred revenues, excluding amounts amortized into rental income that are associated with tenant funded improvements owned/recognized by us and up-front cash payments made by tenants to reduce their contractual rents. Also, FAD: (i) is computed after deducting recurring capital expenditures, including leasing costs and second generation tenant and capital improvements, and (ii) includes lease restructure payments and adjustments to compute our share of FAD from our unconsolidated joint ventures and those related to CCRC non-refundable entrance fees. Adjustments for unconsolidated joint ventures are calculated to reflect FAD on the same basis. Other REITs or real estate companies may use different methodologies for calculating FAD, and accordingly, our FAD may not be comparable to those reported by other REITs. Although our FAD computation may not be comparable to that of other REITs, management believes FAD provides a meaningful supplemental measure of our performance and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. FAD does not represent cash generated from operating activities determined in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs, and should not be considered as an alternative to net income (loss) determined in accordance with GAAP. FAD is a non-GAAP supplemental financial measure. For a reconciliation of net income (loss) to FAD and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015 and

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

Overview

Three Months Ended June 30, 2016 and 2015

The following table summarizes results for the three months ended June 30, 2016 and 2015 (dollars in thousands except per share data):

	Three Months Ended		Three Months Ended		Per
	June 30, 2016		June 30, 2015		Share
	Amount	Per Share	Amount	Per Share	Change
Net income applicable to common shares	$301,375	$0.64	$164,515	$0.36	$0.28
FFO	333,218	0.71	301,934	0.65	0.06
FFO as adjusted	347,876	0.74	365,046	0.79	(0.05)
FAD	337,865	0.72	318,614	0.69	0.03

Earnings per share (“EPS”) increased $0.28 per share primarily as a result of: (i) increased NOI from our 2015 and 2016 acquisitions and SPP growth, excluding our HCRMC DFL investments, (ii) increased gains on sales of real estate due to a higher volume of disposition activities during the second quarter of 2016, (iii) a net termination fee recognized in the second quarter of 2015 not repeated in the second quarter of 2016, (iv) impairment and severance-related charges during the second quarter of 2015 not repeated in the second quarter of 2016, and (v) increased incremental interest income from the payoff of two participating development loans in the second quarter of 2016 compared to the second quarter of 2015. The increase in EPS was partially offset by: (i) a reduction in income from our HCRMC investments as a result of the sale of non-strategic assets during the second half of 2015 and the first quarter of 2016 and a change in income recognition to a cash basis method beginning in January 2016, (ii) a reduction in interest income from placing our investment in Four Seasons senior unsecured notes (“Four Seasons Notes”) on cost recovery status in the third quarter of 2015 (see Note 9 to the Consolidated Financial Statements) and (iii) a reduction of foreign currency remeasurement gains as a result of effective hedges designated in September 2015 (see Note 19 to the Consolidated Financial Statements).

FFO increased $0.06 per share primarily as a result of the aforementioned events impacting EPS offset by gain on sales of real estate, which are excluded from the Company’s calculation of FFO.

FFO as adjusted decreased $0.05 per share primarily as a result of: (i) a reduction in income from our HCRMC investments as a result of the sale of non-strategic assets during the second half of 2015 and the first quarter of 2016 and a change in income recognition to a cash basis method beginning in January 2016 and (ii) a reduction in interest income from placing our Four Seasons Notes on cost recovery status in the third quarter of 2015. The decrease in FFO as adjusted was partially offset by: (i) increased NOI from our 2015 and 2016 acquisitions and SPP growth, excluding our HCRMC DFL investments, and (ii) increased incremental interest income from the payoff of two participating development loans in the second quarter of 2016 compared to the second quarter of 2015.

FAD increased $0.03 per share primarily as a result of: (i) increased adjusted NOI from our 2015 and 2016 acquisitions and SPP growth and (ii) increased interest income from the payoff of two participating development loans in the second quarter of 2016. The increase in FAD was partially offset by: (i) the reduction in interest income from placing our Four Seasons Notes on cost recovery status in the third quarter of 2015, and (ii) increased leasing costs and second generation tenant and capital expenditures.

Six Months Ended June 30, 2016 and 2015

The following table summarizes results for the six months ended June 30, 2016 and 2015 (dollars in thousands except per share data):

	Six Months Ended		Six Months Ended		Per
	June 30, 2016		June 30, 2015		Share
	Amount	Per Share	Amount	Per Share	Change
Net income (loss) applicable to common shares	$417,185	$0.89	$(76,433)	$(0.17)	$1.06
FFO	652,483	1.40	184,428	0.40	1.00
FFO as adjusted	669,659	1.43	729,394	1.57	(0.14)
FAD	646,905	1.38	638,308	1.38	—

EPS increased $1.06 per share primarily as a result of: (i) increased NOI from our 2015 and 2016 acquisitions and SPP growth, excluding our HCRMC DFL investments, (ii) increased gains on sales of real estate due to a higher volume of disposition activities during 2016, (iii) a net termination fee recognized in the first six months of 2015 not repeated in the first six months of 2016, (iv) impairment and severance-related charges from the first six months of 2015 not repeated in the first six months of 2016 and (v) increased incremental interest income from the payoff of two participating development loans in the second quarter of 2016 compared to the first six months of 2015. The increase in EPS was partially offset by the following: (i) a reduction in income from our HCRMC investments as a result of the HCRMC lease amendment effective April 1, 2015, the sale of non-strategic assets during the second half of 2015 and the first quarter of 2016, and a change in income recognition to a cash basis method beginning in January 2016, (ii) increased income tax expense related to our estimated exposure to state built-in gain tax, (iii) a reduction in interest income from placing our Four Seasons Notes on cost recovery status in the third quarter of 2015 (see Note 9 to the Consolidated Financial Statements) and loan repayments during 2015 and 2016, and (v) a reduction of foreign currency remeasurement gains recognized as a result of effective hedges designated in September 2015 (see Note 19 to the Consolidated Financial Statements).

FFO increased $1.00 per share primarily as a result of the aforementioned events impacting EPS offset by gains on sales of real estate, which are excluded from the Company’s calculation of FFO.

FFO as adjusted decreased $0.14 per share primarily as a result of: (i) a reduction in income from our HCRMC investments as a result of the HCRMC lease amendment effective April 1, 2015, the sale of non-strategic assets during the second half of 2015 and the first quarter of 2016, and a change in income recognition to a cash basis method beginning in January 2016 and (ii) a reduction in interest income from placing our Four Seasons Notes on cost recovery status in the third quarter of 2015 and loan repayments during 2015 and 2016. The decrease in FFO as adjusted was partially offset by increased: (i) NOI from our 2015 and 2016 acquisitions and SPP growth, excluding our HCRMC DFL investments, and (ii) increase incremental interest income from the payoff of two participating development loans in the second quarter of 2016 compared to the first six months of 2015.

FAD remained consistent for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. For the six months ended June 30, 2016, FAD included: (i) increased adjusted NOI from our 2015 and 2016 acquisitions and SPP growth, (ii) increased incremental interest income from the payoff of two participating development loans in the first six months of 2016 compared to the first six months of 2015, (iii) decreased income from our HCRMC investments discussed above, (iv) decreased interest income from placing our Four Seasons Notes on cost recovery status in the third quarter of 2015 and loan repayments during 2015 and 2016, and (v) increased leasing costs and second generation tenant and capital expenditures.

Segment Analysis

The tables below provide selected operating information for our SPP and total property portfolio for each of our business segments. Our consolidated SPP for the three months ended June 30, 2016 consists of 1,054 properties representing properties acquired or placed in service and stabilized on or prior to April 1, 2015 and that remained in operation under a consistent reporting structure through June 30, 2016. Our consolidated SPP for the six months ended June 30, 2016 consists of 1,053 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2015 and that remained in operation under a consistent reporting structure through June 30, 2016. Our consolidated total property portfolio consists of 1,159 and 1,184 properties at June 30, 2016 and 2015, respectively.

Senior Housing

The following table summarizes results as of and for the three months ended June 30, 2016 and 2015 (dollars in thousands except per unit data):

	SPP			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Rental revenues(1)	$127,078	$129,215	$(2,137)	$131,495	$123,910	$7,585
Resident fees and services	110,971	105,474	5,497	164,202	106,838	57,364
Total segment revenues	238,049	234,689	3,360	295,697	230,748	64,949
Operating expenses	(78,615)	(74,815)	(3,800)	(117,121)	(76,514)	(40,607)
NOI	159,434	159,874	(440)	178,576	154,234	24,342
Non-cash adjustments to NOI	(2,341)	(6,888)	4,547	(2,502)	1,238	(3,740)
Adjusted NOI	$157,093	$152,986	$4,107	176,074	155,472	20,602
Adjusted NOI from unconsolidated joint ventures				15,310	14,814	496
Interest income				16,474	12,237	4,237
Portfolio Income				207,858	182,523	25,335
Non-SPP adjusted NOI				(50,765)	(29,537)	(21,228)
SPP adjusted NOI				$157,093	$152,986	$4,107
Adjusted NOI % change			2.7%
Property count(2)	447	447		507	506
Average capacity (units)(3)	43,989	43,907		50,544	45,651
Average annual rent per unit(4)	$14,327	$13,991		$14,064	$13,734

(1)	Represents rental and related revenues and income from DFLs.
(2)	From our past presentation of SPP for the three months ended June 30, 2015, we removed eight senior housing properties from SPP that were sold.
(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
(4)	Average annual rent per unit for RIDEA properties is based on NOI.

Portfolio Income. Our Portfolio Income increased primarily as a result of: (i) additional NOI from our senior housing acquisitions in the second half of 2015 and 2016, primarily from our RIDEA III transaction in June 2015 (see Note 3 to the Consolidated Financial Statements) and (ii) increased incremental interest income from the payoff of two participating development loans resulting from the appreciation of the underlying real estate assets in the second quarter of 2016 compared to the second quarter of 2015.

SPP. SPP adjusted NOI improved primarily as a result of annual rent increases and improved performance from RIDEA properties.

The following table summarizes results as of and for the six months ended June 30, 2016 and 2015 (dollars in thousands except per unit data):

	SPP			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Rental revenues(1)	$252,043	$255,923	$(3,880)	$260,392	$251,292	$9,100
Resident fees and services	220,110	208,810	11,300	329,965	211,851	118,114
Total segment revenues	472,153	464,733	7,420	590,357	463,143	127,214
Operating expenses	(156,215)	(148,861)	(7,354)	(233,257)	(152,024)	(81,233)
NOI	315,938	315,872	66	357,100	311,119	45,981
Non-cash adjustments to NOI	(8,115)	(14,421)	6,306	(8,458)	(5,175)	(3,283)
Adjusted NOI	$307,823	$301,451	$6,372	348,642	305,944	42,698
Adjusted NOI from unconsolidated joint ventures				30,208	28,826	1,382
Interest income				18,359	19,631	(1,272)
Portfolio Income				397,209	354,401	42,808
Non-SPP adjusted NOI				(89,386)	(52,950)	(36,436)
SPP adjusted NOI				$307,823	$301,451	$6,372
Adjusted NOI % change			2.1%
Property count(2)	446	446		507	506
Average capacity (units)(3)	43,902	43,907		50,658	45,274
Average annual rent per unit(4)	$16,589	$16,115		$14,612	$13,610

(1)	Represents rental and related revenues and income from DFLs.
(2)	From our past presentation of SPP for the six months ended June 30, 2015, we removed eight senior housing properties from SPP that were sold.
(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
(4)	Average annual rent per unit for RIDEA properties is based on NOI.

Portfolio Income. Our Portfolio Income increased primarily as a result of: (i) additional NOI from our senior housing acquisitions in the second half of 2015 and first quarter of 2016, primarily from our RIDEA III transaction in June 2015 (see Note 3 to the Consolidated Financial Statements) and (ii) increased incremental interest income from the payoff of two participating development loans resulting from the appreciation of the underlying real estate assets in the second quarter of 2016 compared to the second quarter of 2015, partially offset by decreased interest income from loan repayments during 2015 and 2016.

SPP. SPP adjusted NOI improved primarily as a result of annual rent increases and improved performance from RIDEA properties.

Post-Acute/Skilled Nursing

The following table summarizes results as of and for the three months ended June 30, 2016 and 2015 (dollars in thousands except per bed data):

	SPP			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Rental revenues(1)	$105,431	$120,567	$(15,136)	$110,125	$130,895	$(20,770)
Operating expenses	(42)	(49)	7	(589)	(538)	(51)
NOI	105,389	120,518	(15,129)	109,536	130,357	(20,821)
Non-cash adjustments to NOI	105	(18,049)	18,154	(173)	(19,077)	18,904
Adjusted NOI	$105,494	$102,469	$3,025	109,363	111,280	(1,917)
Adjusted NOI from unconsolidated joint ventures				400	—	400
Interest income				16,313	23,708	(7,395)
Portfolio Income				126,076	134,988	(8,912)
Non-SPP adjusted NOI				(20,582)	(32,519)	11,937
SPP adjusted NOI				$105,494	$102,469	$3,025
Adjusted NOI % change			3.0%
Property count(2)	274	274		296	322
Average capacity (beds)(3)	35,098	34,099		37,190	39,283
Average annual rent per bed	$12,027	$12,025		$11,825	$11,385

(1)	Represents rental and related revenues and income from DFLs.
(2)

From our past presentation of SPP for the three months ended June 30, 2015, we removed 32 post-acute/skilled nursing facilities that were sold and four post-acute/skilled nursing facilities that were deconsolidated as a result of the initial adoption of Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.

Portfolio Income.  Portfolio Income decreased primarily as a result of: (i) a reduction in income from our HCRMC DFL investments as a result of the sale of non-strategic assets during the second half of 2015 and the first quarter of 2016 and a change in income recognition to a cash basis method beginning in 2016 and (ii) a reduction in interest income from placing our Four Seasons Notes on the cost recovery method in the third quarter of 2015.

SPP. SPP NOI decreased primarily as a result of a reduction in income from the sale of non-strategic assets during the second half of 2015 and the first quarter of 2016, and a change in income recognition to a cash basis method beginning in 2016, partially offset by annual rent increases on the remaining post-acute/skilled nursing portfolio. SPP adjusted NOI increased as a result of annual rent escalations.

The following table summarizes results as of and for the six months ended June 30, 2016 and 2015 (dollars in thousands except per bed data):

	SPP			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Rental revenues(1)	$207,883	$252,634	$(44,751)	$217,315	$271,471	$(54,156)
Operating expenses	(84)	(95)	11	(1,153)	(1,071)	(82)
NOI	207,799	252,539	(44,740)	216,162	270,400	(54,238)
Non-cash adjustments to NOI	160	(35,342)	35,502	(444)	(37,160)	36,716
Adjusted NOI	$207,959	$217,197	$(9,238)	215,718	233,240	(17,522)
Adjusted NOI from unconsolidated joint ventures				804	—	804
Interest income				32,457	49,576	(17,119)
Portfolio Income				248,979	282,816	(33,837)
Non-SPP adjusted NOI				(41,020)	(65,619)	24,599
SPP adjusted NOI				$207,959	$217,197	$(9,238)
Adjusted NOI % change			(4.3)%
Property count(2)	274	274		296	322
Average capacity (beds)(3)	35,020	34,099		37,184	38,719
Average annual rent per bed	$11,880	$12,744		$11,664	$12,102

(1)	Represents rental and related revenues and income from DFLs.
(2)

From our past presentation of SPP for the six months ended June 30, 2015, we removed 32 post-acute/skilled nursing facilities that were sold and four post-acute/skilled nursing facilities that were deconsolidated as a result of the initial adoption of Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.

Portfolio Income.  Portfolio Income decreased primarily as a result of: (i) a reduction in income from our HCRMC DFL investments as a result of the HCRMC lease amendment effective April 1, 2015, the sale of non-strategic assets during the second half of 2015 and the first quarter of 2016, and a change in income recognition to a cash basis method beginning in 2016 and (ii) a reduction in interest income from placing our Four Seasons Notes on the cost recovery method in the third quarter of 2015.

SPP. SPP adjusted NOI decreased primarily as a result of a reduction in income from our HCRMC DFL investments as a result of the HCRMC lease amendment effective April 1, 2015 and the sale of non-strategic assets during the second half of 2015 and the first quarter of 2016, partially offset by annual rent increases on the remaining post-acute/skilled nursing portfolio. Additionally, SPP NOI decreased as a result of a change in income recognition to a cash basis method beginning in 2016 from our HCRMC DFL investments.

Life Science

The following table summarizes results as of and for the three months ended June 30, 2016 and 2015 (dollars and square feet in thousands except per square foot data):

	SPP			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Rental and related revenues	$64,577	$62,003	$2,574	$74,404	$70,603	$3,801
Tenant recoveries	13,914	13,371	543	15,797	14,806	991
Total segment revenues	78,491	75,374	3,117	90,201	85,409	4,792
Operating expenses	(14,898)	(14,692)	(206)	(17,961)	(17,234)	(727)
NOI	63,593	60,682	2,911	72,240	68,175	4,065
Non-cash adjustments to NOI	281	(1,887)	2,168	(545)	(2,745)	2,200
Adjusted NOI	$63,874	$58,795	$5,079	71,695	65,430	6,265
Adjusted NOI from unconsolidated joint ventures				1,499	1,298	201
Portfolio Income				73,194	66,728	6,466
Non-SPP adjusted NOI				(9,320)	(7,933)	(1,387)
SPP adjusted NOI				$63,874	$58,795	$5,079
Adjusted NOI % change			8.6%
Property count(1)	107	107		113	112
Average occupancy	98.4%	97.0%		98.4%	97.1%
Average occupied square feet	6,735	6,639		7,362	7,167
Average annual total segment revenues per occupied square foot	$47	$44		$49	$46
Average annual base rent per occupied square foot	$38	$36		$40	$38

(1)	From our past presentation of SPP for the three months ended June 30, 2015, we removed a life science facility that was sold and four life science facilities that were classified as held for sale.

Portfolio Income.  Portfolio Income increased primarily as a result of increased occupancy, annual rent escalations and additional NOI from our life science acquisitions during 2015.

SPP.  SPP NOI and adjusted NOI increased primarily as a result of increased occupancy. Additionally, SPP adjusted NOI increased as a result of annual rent escalations.

During the three months ended June 30, 2016, 566,000 square feet of new and renewal leases commenced at an average annual base rent of $21.64 per square foot compared to 518,000 square feet of expired and terminated leases with an average annual base rent of $19.75 per square foot. During the three months ended June 30, 2016, we disposed of 78,000 square feet with an average annual base rent of $57.18 per square foot.

The following table summarizes results as of and for the six months ended June 30, 2016 and 2015 (dollars and square feet in thousands except per square foot data):

	SPP			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Rental and related revenues	$128,011	$122,963	$5,048	$148,563	$140,107	$8,456
Tenant recoveries	26,529	26,001	528	30,586	28,853	1,733
Total segment revenues	154,540	148,964	5,576	179,149	168,960	10,189
Operating expenses	(28,460)	(28,710)	250	(34,704)	(33,933)	(771)
NOI	126,080	120,254	5,826	144,445	135,027	9,418
Non-cash adjustments to NOI	487	(3,859)	4,346	(1,218)	(5,820)	4,602
Adjusted NOI	$126,567	$116,395	$10,172	143,227	129,207	14,020
Adjusted NOI from unconsolidated joint ventures				2,919	2,526	393
Portfolio Income				146,146	131,733	14,413
Non-SPP adjusted NOI				(19,579)	(15,338)	(4,241)
SPP adjusted NOI				$126,567	$116,395	$10,172
Adjusted NOI % change			8.7%
Property count(1)	107	107		113	112
Average occupancy	98.2%	96.2%		98.2%	96.3%
Average occupied square feet	6,721	6,581		7,385	7,107
Average annual total revenues per occupied square foot(1)	$46	$44		$48	$46
Average annual base rent per occupied square foot	$38	$36		$40	$38

(1)	From our past presentation of SPP for the six months ended June 30, 2015, we removed a life science facility that was sold and four life science facilities that were classified as held for sale.

Portfolio Income.  Portfolio Income increased primarily as a result of increased occupancy, annual rent escalations and the impact of our life science acquisitions during 2015.

SPP NOI and Adjusted NOI.  SPP NOI and adjusted NOI increased primarily as a result of increased occupancy. Additionally, SPP adjusted NOI increased as a result of annual rent escalations.

During the six months ended June 30, 2016, 876,000 square feet of new and renewal leases commenced at an average annual base rent of $25.93 per square foot compared to 829,000 square feet of expired and terminated leases with an average annual base rent of $22.43 per square foot. During the six months ended June 30, 2016, we classified 457,000 square feet as real estate and related assets held for sale, net with an average annual base rent of $52.82 per square foot and disposed of 78,000 square feet with an average annual base rent of $57.18 per square foot.

Medical Office

The following table summarizes results as of and for the three months ended June 30, 2016 and 2015 (dollars and square feet in thousands except per square foot data):

	SPP			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Rental and related revenues	$82,528	$81,322	$1,206	$93,791	$86,654	$7,137
Tenant recoveries	16,455	15,533	922	17,427	15,931	1,496
Total segment revenues	98,983	96,855	2,128	111,218	102,585	8,633
Operating expenses	(37,789)	(37,237)	(552)	(43,439)	(40,785)	(2,654)
NOI	61,194	59,618	1,576	67,779	61,800	5,979
Non-cash adjustments to NOI	89	(595)	684	(759)	(1,170)	411
Adjusted NOI	$61,283	$59,023	$2,260	67,020	60,630	6,390
Adjusted NOI from unconsolidated joint ventures				361	306	55
Portfolio Income				67,381	60,936	6,445
Non-SPP adjusted NOI				(6,098)	(1,913)	(4,185)
SPP adjusted NOI				$61,283	$59,023	$2,260
Adjusted NOI % change			3.8%
Property count(1)	210	210		227	228
Average occupancy	90.9%	90.3%		91.4%	89.9%
Average occupied square feet	13,523	13,408		15,713	14,713
Average annual total segment revenues per occupied square foot	$29	$29		$28	$27
Average annual base rent per occupied square foot	$24	$24		$24	$23

(1)	From our past presentation of SPP for the three months ended June 30, 2015, we removed three MOBs that were sold.

Portfolio Income.  Portfolio Income increased primarily as a result of annual rent escalations, increased occupancy and additional NOI from our MOB acquisitions in 2015.

SPP.  SPP NOI and adjusted NOI increased primarily as a result of increased occupancy. Additionally, SPP adjusted NOI increased as a result of annual rent escalations.

During the three months ended June 30, 2016, 759,000 square feet of new and renewal leases commenced at an average annual base rent of $23.08 per square foot, including 92,000 square feet related to redevelopments placed into service at an average annual base rent of $28.68, compared to 498,000 square feet of expired and terminated leases with an average annual base rent of $22.37 per square foot. During the three months ended June 30, 2016, we disposed of buildings with 71,000 square feet with an average annual base rent of $26.23 per square foot.

The following table summarizes results as of and for the six months ended June 30, 2016 and 2015 (dollars and square feet in thousands except per square foot data):

	SPP			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Rental and related revenues	$165,110	$162,260	$2,850	$186,645	$169,772	$16,873
Tenant recoveries	31,772	30,624	1,148	33,567	31,118	2,449
Total segment revenues	196,882	192,884	3,998	220,212	200,890	19,322
Operating expenses	(75,034)	(73,349)	(1,685)	(85,752)	(79,037)	(6,715)
NOI	121,848	119,535	2,313	134,460	121,853	12,607
Non-cash adjustments to NOI	(373)	(2,228)	1,855	(1,564)	(3,036)	1,472
Adjusted NOI	$121,475	$117,307	$4,168	132,896	118,817	14,079
Adjusted NOI from unconsolidated joint ventures				683	610	73
Portfolio Income				133,579	119,427	14,152
Non-SPP adjusted NOI				(12,104)	(2,120)	(9,984)
SPP adjusted NOI				$121,475	$117,307	$4,168
Adjusted NOI % change			3.6%
Property count(1)	210	210		227	228
Average occupancy	90.9%	90.5%		91.3%	90.1%
Average occupied square feet	13,514	13,426		15,653	14,231
Average annual total revenues per occupied square foot	$29	$28		$28	$28
Average annual base rent per occupied square foot	$24	$24		$23	$23

(1)	From our past presentation of SPP for the six months ended June 30, 2015, we removed three MOBs that were sold.

Portfolio Income.  Portfolio Income increased primarily as a result of annual rent escalations, increased occupancy and additional NOI from our MOB acquisitions in 2015.

SPP.  SPP NOI and adjusted NOI increased primarily as a result of increased occupancy. Additionally, SPP adjusted NOI increased as a result of annual rent escalations.

During the six months ended June 30, 2016, 1.2 million square feet of new and renewal leases commenced at an average annual base rent of $22.76 per square foot, including 164,000 square feet related to redevelopments placed into service at an average annual base rent of $25.39, compared to 967,000 square feet of expired and terminated leases with an average annual base rent of $23.11 per square foot. During the six months ended June 30, 2016, we disposed of buildings with 71,000 square feet with an average annual base rent of $26.23 per square foot.

Hospital

The following table summarizes results as of and for the three months ended June 30, 2016 and 2015 (dollars in thousands except per bed data):

	SPP			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Rental revenues(1)	$21,348	$20,841	$507	$21,361	$20,853	$508
Tenant recoveries	706	638	68	706	639	67
Total segment revenues	22,054	21,479	575	22,067	21,492	575
Operating expenses	(1,015)	(1,271)	256	(1,015)	(1,271)	256
NOI	21,039	20,208	831	21,052	20,221	831
Non-cash adjustments to NOI	582	226	356	582	226	356
Portfolio Income and Adjusted NOI	$21,621	$20,434	$1,187	21,634	20,447	1,187
Non-SPP adjusted NOI				(13)	(13)	—
SPP adjusted NOI				$21,621	$20,434	$1,187
Adjusted NOI % change			5.8%
Property count	16	16		16	16
Average capacity (beds)(2)	2,237	2,221		2,237	2,221
Average annual rent per bed	$40,471	$39,090		$40,495	$39,114

(1)	Represents rental and related revenues and income from DFLs.
(2)

Represents capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

Portfolio Income and SPP.  Portfolio Income and SPP NOI and adjusted NOI increased primarily as a result of additional variable rents earned in 2016 due to exceeding pre-established thresholds and annual rent escalations.

The following table summarizes results as of and for the six months ended June 30, 2016 and 2015 (dollars in thousands except per bed data):

	SPP			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Rental revenues(1)	$43,397	$42,408	$989	$43,423	$42,433	$990
Tenant recoveries	1,514	1,300	214	1,514	1,301	213
Total segment revenues	44,911	43,708	1,203	44,937	43,734	1,203
Operating expenses	(2,214)	(2,308)	94	(2,214)	(2,308)	94
NOI	42,697	41,400	1,297	42,723	41,426	1,297
Non-cash adjustments to NOI	886	477	409	885	478	407
Portfolio Income and Adjusted NOI	$43,583	$41,877	$1,706	43,608	41,904	1,704
Non-SPP adjusted NOI				(25)	(27)	2
SPP adjusted NOI				$43,583	$41,877	$1,706
Adjusted NOI % change			4.1%
Property count	16	16		16	16
Average capacity (beds)(2)	2,237	2,221		2,237	2,221
Average annual rent per bed	$40,941	$39,788		$40,963	$39,813

(1)	Represents rental and related revenues and income from DFLs.
(2)

Represents capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

Portfolio Income and SPP.  Portfolio Income and SPP NOI and adjusted NOI increased primarily as a result of additional variable rents earned in 2016 due to exceeding pre-established thresholds and annual rent escalations.

Other Income and Expense Items

Investment management fee income

Investment management fee income decreased $0.4 million to $0.1 million for the three months ended June 30, 2016. The decrease was primarily the result of the sales of real estate from our unconsolidated joint ventures, HCP Ventures III, LLC and HCP Ventures IV, LLC, in our medical office segment in December 2015 and January 2016.

Investment management fee income decreased $0.7 million to $0.2 million for the six months ended June 30, 2016. The decrease was primarily the result of the sales of real estate from our unconsolidated joint ventures, HCP Ventures III, LLC and HCP Ventures IV, LLC, in our medical office segment in December 2015 and January 2016.

Interest expense

Interest expense increased $3 million to $121 million for the three months ended June 30, 2016. The increase was primarily the result of: (i) our senior unsecured notes issuances during 2015 and (ii) increased borrowings under our line of credit facility, partially offset by: (i) repayments of senior unsecured notes during 2015 and 2016 and (ii) mortgage debt that was repaid during 2015 and 2016, primarily in our senior housing segment. The increased borrowings were used to fund our investment activities and to refinance our debt maturities.

The following table sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of June 30, (1)
	2016	2015
Balance:
Fixed rate	$9,683,218	$10,129,635
Variable rate	1,052,946	1,022,324
Total	$10,736,164	$11,151,959
Percent of total debt:
Fixed rate	90.2%	90.8%
Variable rate	9.8%	9.2%
Total	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate	4.73%	4.70%
Variable rate	1.89%	1.53%
Total	4.45%	4.41%

(1)

At June 30, 2016 and 2015, excludes $93 million and $95 million, respectively, of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities and demand notes that have no scheduled maturities. At June 30, 2016 and 2015, principal balances of $70 million of variable-rate mortgages are presented as fixed-rate debt as the interest payments were swapped from variable to fixed (see Note 19 to the Consolidated Financial Statements). At June 30, 2016 and 2015, principal balances of £220 million ($295 million) and £357 million ($562 million) of term loans, respectively, are presented as fixed-rate debt as the interest payments were swapped from variable to fixed (see Note 19 to the Consolidated Financial Statements).

Interest expense increased $8 million to $243 million for the six months ended June 30, 2016. The increase was primarily the result of: (i) our senior unsecured notes issuances during 2015 and (ii) increased borrowings under our line of credit facility, partially offset by: (i) repayments of senior unsecured notes during 2015 and 2016 and (ii) mortgage debt that was repaid during 2015 and 2016, primarily in our senior housing segment, and (iii) higher capitalized interest. The increased borrowings were used to fund our investment activities and to refinance our debt maturities.

Our exposure to interest rate fluctuations related to our variable rate indebtedness is substantially mitigated by our interest rate swap contracts. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.

Depreciation and amortization expense

Depreciation and amortization expense increased $21 million to $141 million for the three months ended June 30, 2016. The increase was primarily the result of the impact of acquisitions, primarily in our senior housing segment.

Depreciation and amortization expense increased $48 million to $283 million for the six months ended June 30, 2016. The increase was primarily the result of the impact of acquisitions, primarily in our senior housing segment.

General and administrative expenses

General and administrative expenses decreased $6 million to $23 million for the three months ended June 30, 2016. The decrease was primarily the result of a $7 million severance-related charge resulting from the resignation of our former Executive Vice President and Chief Investment Officer in June 2015, partially offset by higher professional fees in 2016. We expect to record a severance charge of approximately $14 million in the third quarter of 2016 primarily related to the departure of our former President and Chief Executive Officer in July 2016.

General and administrative expenses decreased $5 million to $48 million for the six months ended June 30, 2016. The decrease was primarily the result of a $7 million severance-related charge resulting from the resignation of our former Executive Vice President and Chief Investment Officer in June 2015, partially offset by higher professional fees in 2016.

Acquisition and pursuit costs

Acquisition and pursuit costs decreased $4 million to $15 million for the three months ended June 30, 2016. The decrease was primarily due to lower levels of transactional activity in 2016 compared to the same period in 2015.

Acquisition and pursuit costs decreased $5 million to $17 million for the six months ended June 30, 2016. The decrease was primarily due to lower levels of transactional activity in 2016 compared to the same period in 2015.

We expect that the completion of the Spin-Off will result in a significant increase to acquisition and pursuit costs recognized in 2016.

Impairments

During the three months ended June 30, 2015, we recognized an impairment charge of $42 million related to the Four Seasons Notes in our post-acute/skilled nursing segment and $3 million related to a MOB (see Note 9 to the Consolidated Financial Statements). There were no impairment charges recognized in the three months ended June 30, 2016.

During the six months ended June 30, 2015, we recognized the following impairment charges: (i) $478 million related to our HCRMC DFL investments primarily in our post-acute/skilled nursing segment, (ii) $42 million related to our investment in Four Seasons Notes in our post-acute/skilled nursing segment and (iii) $3 million related to a MOB (see Notes 5 and 9 to the Consolidated Financial Statements). There were no impairment charges recognized in the six months ended June 30, 2016.

Gain on sales of real estate

During the three and six months ended June 30, 2016, we sold five post-acute/skilled nursing and two senior housing facilities for $130 million, a life science facility for $74 million, two MOBs for $19 million and a senior housing facility for $6 million, recognizing total gain on sales of $120 million.

During the three months ended June 30, 2015, we sold a senior housing facility for $9 million, recognizing gain on sale of $0.1 million. During the six months ended June 30, 2015, we sold nine senior housing facilities for $60 million, recognizing total gain on sales of $6 million.

Other income, net

Other income, net decreased $9 million to $2 million for the three months ended June 30, 2016. The decrease was primarily the result of a reduction of foreign currency remeasurement gains from remeasuring assets and liabilities denominated in

GBP to USD as a result of effective hedges designated in September 2015 (see Note 19 to the Consolidated Financial Statements).

Other income, net decreased $9 million to $4 million for the six months ended June 30, 2016. The decrease was primarily the result of reduction of foreign currency remeasurement gains from remeasuring assets and liabilities denominated in GBP to USD as a result of effective hedges designated in September 2015 (see Note 19 to the Consolidated Financial Statements).

Income tax benefit (expense)

Income tax benefit decreased $3 million to a $2 million benefit for the three months ended June 30, 2016. During the three months ended June 30, 2015 we acquired U.K. real estate assets, which generated income tax benefits of $2 million. There were no income tax benefits generated from real estate acquisitions during the three months ended June 30, 2016.

Income tax expense increased $56 million to $51 million of expense for the six months ended June 30, 2016. The increase was primarily the result of recognizing tax liabilities of $53 million representing our estimated exposure to state built-in gain tax, of which $49 million is related to our HCRMC DFL investments (see Note 5 to the Consolidated Financial Statements).

Equity (loss) income from unconsolidated joint ventures

During the three months ended June 30, 2016, we recognized equity loss from unconsolidated joint ventures of $1 million compared to equity income from unconsolidated joint ventures of $12 million for the three months ended June 30, 2015. The decrease was primarily the result of a change in income recognition on our HCRMC investments to a cash basis method beginning in 2016 within our post-acute/skilled nursing segment.

During the six months ended June 30, 2016, we recognized equity loss from unconsolidated joint ventures of $2 million compared to equity income from unconsolidated joint ventures of $26 million for the six months ended June 30, 2015. The decrease was primarily the result of a change in income recognition on our HCRMC investments to a cash basis method beginning in 2016 within our post-acute/skilled nursing segment.

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

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, as noted below, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our credit ratings. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. As of July 29, 2016, we had a credit rating of BBB from Fitch, Baa2 from Moody’s and BBB from S&P Global on our senior unsecured debt securities.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $116 million and $347 million at June 30, 2016 and December 31, 2015, respectively, representing a decrease of $231 million. The following table sets forth changes in cash flows (in thousands):

	Six Months Ended June 30,
	2016	2015	Change
Net cash provided by operating activities	$666,912	$593,986	$72,926
Net cash used in investing activities	(153,618)	(1,645,068)	1,491,450
Net cash (used in) provided by financing activities	(742,748)	983,042	(1,725,790)

The increase in operating cash flow is primarily the result of our 2015 and 2016 acquisitions, annual rent increases and increased working capital. Our cash flow from operations is dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

The following are significant investing and financing activities for the six months ended June 30, 2016:

•

made investments of $472 million (development and acquisition of real estate, and investments in DFLs, unconsolidated joint ventures and loans) and received proceeds of $302 million primarily from real estate and DFL sales;

•	paid dividends on common stock of $537 million, which were generally funded by cash provided by our operating activities and cash on hand; and
•	raised proceeds of $689 million primarily from our net borrowings under our bank line of credit and repaid $881 million under our bank line of credit, senior unsecured notes and mortgage debt.

Debt

Bank Line of Credit and Term Loans

Our $2.0 billion unsecured revolving line of credit facility (the “Facility”) matures on March 31, 2018 and contains a one-year extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends on our credit ratings. We pay a facility fee on the entire revolving commitment that depends on our credit ratings. Based on our credit ratings at July 29, 2016, the margin on the Facility was 1.05%, and the facility fee was 0.20%. The Facility also includes a feature that allows us to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At June 30, 2016, we had $869 million, including £275 million ($369 million), outstanding under the Facility with a weighted average effective interest rate of 1.85%.

In July 2016, we exercised a one-year extension option on our 2012 Term Loan. Based on our credit ratings at July 29, 2016, the 2012 Term Loan accrues interest at a rate of GBP LIBOR plus 1.40%. We also have a £220 million ($295 million at June 30, 2016) four-year unsecured term loan that accrues interest at a rate of GBP LIBOR plus 1.15%, subject to adjustments based on the Company’s credit ratings.

The Facility and term loans contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60% and (iv) require a minimum Fixed Charge Coverage ratio of 1.5x. The Facility and term loans also require a Minimum Consolidated Tangible Net Worth of $9.5 billion at June 30, 2016. At June 30, 2016, we were in compliance with each of these restrictions and requirements.

Senior Unsecured Notes

At June 30, 2016, we had senior unsecured notes outstanding with an aggregate principal balance of $8.7 billion. Effective interest rates on the notes ranged from 2.79% to 6.88% with a weighted average effective interest rate of 4.72% and a weighted average maturity of six years at June 30, 2016. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. We believe we were in compliance with these covenants at June 30, 2016.

Mortgage Debt

At June 30, 2016, we had mortgage debt outstanding with an aggregate principal balance of $688 million, which is secured by 40 healthcare facilities (including redevelopment properties) with a carrying value of $944 billion. Effective interest rates on the mortgage debt ranged from 3.08% to 8.23% with a weighted average effective interest rate of 6.06% and a weighted average maturity of three years at June 30, 2016.

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

Equity

At June 30, 2016, we had 467 million shares of common stock outstanding, equity totaled $9.7 billion, and our equity securities had a market value of $16.7 billion.

At June 30, 2016, non-managing members held an aggregate of 4 million units in five limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

At-The-Market Program

In June 2015, we established an At-The-Market Program, in connection with the renewal of our Shelf Registration Statement. Under this program, we may sell shares of our common stock from time to time having an aggregate gross sales price of up to $750 million through a consortium of banks acting as sales agents or directly to the banks acting as principals. There was no activity during the six months ended June 30, 2016 and, as of June 30, 2016, shares of our common stock having an aggregate gross sales price of $676 million were available for sale under the At-The-Market Program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under our program.

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

Capital Market Outlook

The capital markets have facilitated our continued growth, including our international expansion. For the 18 months ended June 30, 2016, we have raised $2.0 billion in senior unsecured notes and originated a £220 million ($333 million) four-year unsecured term loan. The capital raised, in combination with available cash and borrowing capacity under our Facility, supported $2.5 billion of investments completed during the 18 months ended June 30, 2016. We believe our equity and debt investors, as well as our banking relationships, will provide additional capital as we pursue new investment opportunities.

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at June 30, 2016 (in thousands):

		Less than			More than
	Total(1)	One Year	2017-2018	2019-2020	Five Years
Bank line of credit(2)	$869,078	$—	$869,078	$—	$—
Term loans(3)	479,130	—	183,868	295,262	—
Senior unsecured notes	8,700,000	400,000	1,350,000	1,250,000	5,700,000
Mortgage debt	687,956	34,240	588,474	4,150	61,092
U.K. loan commitments(4)	53,184	40,265	12,919	—	—
Construction loan commitments(5)	815	815	—	—	—
Development commitments(6)	123,281	88,524	32,597	2,160	—
Ground and other operating leases	411,052	3,932	14,542	14,217	378,361
Interest(7)	2,551,793	231,684	727,563	543,451	1,049,095
Total(8)	$13,876,289	$799,460	$3,779,041	$2,109,240	$7,188,548

(1)

Excludes $93 million of other debt that represents Life Care Bonds and Demand Notes that have no scheduled maturities and $100 million of Capital Addition Financing (as defined in the amended master lease with HCRMC) for which the timing and amount of payments are uncertain.

(2)	Includes £275 million ($369 million) translated to USD.
(3)	Represents £357 million translated to USD. Reflects a one-year extension option on the 2012 Term Loan that was exercised in July 2016.
(4)	Represents £40 million translated to USD for commitments to fund our U.K. loan facilities.
(5)	Represents commitments to finance development projects and related working capital financings.
(6)	Represents construction and other commitments for developments in progress.
(7)	Interest on variable-rate debt is calculated using rates in effect at June 30, 2016.
(8)	Excludes the HCRMC Capital Additions Costs (as defined in the master lease with HCRMC) as the timing and amount of payments are uncertain.

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

Non-GAAP Financial Measures Reconciliations

The following is a reconciliation from net income applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO, FFO as adjusted and FAD (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) applicable to common shares	$301,375	$164,515	$417,185	$(76,433)
Depreciation and amortization	141,386	120,403	282,708	234,925
Other depreciation and amortization	2,974	5,128	5,936	11,812
Gain on sales of real estate	(119,614)	(61)	(119,614)	(6,325)
Taxes associated with real estate disposition	—	—	53,177	—
Impairments of real estate	—	2,948	—	2,948
Equity loss (income) from unconsolidated joint ventures	1,067	(12,001)	1,975	(25,602)
FFO from unconsolidated joint ventures	11,172	23,943	21,550	48,792
Noncontrolling interests’ and participating securities’ share in earnings	3,467	3,233	7,402	6,678
Noncontrolling interests’ and participating securities’ share in FFO	(8,609)	(6,174)	(17,836)	(12,367)
FFO applicable to common shares	333,218	301,934	652,483	184,428
Distributions on dilutive convertible units	3,525	3,568	7,109	—
Diluted FFO applicable to common shares	$336,743	$305,502	$659,592	$184,428

Diluted FFO per common share	$0.71	$0.65	$1.40	$0.40

Weighted average shares used to calculate diluted FFO per common share	473,149	468,115	472,667	461,649

Impact of adjustments to FFO:
Other impairments(1)	$—	$41,887	$—	$520,351
Transaction-related items and other	14,658	24,045	17,176	27,435
Severance-related charge(2)	—	6,713		6,713
Foreign currency remeasurement gains	—	(9,533)	—	(9,533)
	$14,658	$63,112	$17,176	$544,966

FFO as adjusted applicable to common shares	$347,876	$365,046	$669,659	$729,394
Distributions on dilutive convertible units and other	3,503	3,474	7,083	6,793
Diluted FFO as adjusted applicable to common shares	$351,379	$368,520	$676,742	$736,187

Diluted FFO as adjusted per common share	$0.74	$0.79	$1.43	$1.57

Weighted average shares used to calculate diluted FFO as adjusted per common share	473,149	468,115	472,667	467,675

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
FFO as adjusted applicable to common shares	$347,876	$365,046	$669,659	$729,394
Amortization of market lease intangibles, net	(503)	(258)	(972)	(636)
Amortization of deferred compensation(3)	4,160	6,665	9,505	12,830
Amortization of deferred financing costs	5,281	4,974	10,561	9,726
Straight-line rents	(3,541)	(8,202)	(11,117)	(17,748)
DFL non-cash interest(4)	666	(21,210)	1,330	(41,514)
Other depreciation and amortization	(2,974)	(5,128)	(5,935)	(11,812)
Deferred revenues – tenant improvement related	(515)	(647)	(992)	(1,391)
Deferred revenues – additional rents	326	545	184	387
Leasing costs and tenant and capital improvements	(20,761)	(16,127)	(40,052)	(27,667)
Lease restructure payments	6,318	5,166	12,612	10,301
Joint venture adjustments – CCRC entrance fees	8,057	7,469	15,223	13,662
Joint venture and other FAD adjustments(4)	(6,525)	(19,679)	(13,101)	(37,224)
FAD applicable to common shares	$337,865	$318,614	$646,905	$638,308
Distributions on dilutive convertible units	3,525	3,568	7,109	7,136
Diluted FAD applicable to common shares	$341,390	$322,182	$654,014	$645,444

Diluted FAD per common share	$0.72	$0.69	$1.38	$1.38

Weighted average shares used to calculate diluted FAD per common share	473,149	468,115	472,667	467,675

The following is a reconciliation, on a per share basis, from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO, FFO as adjusted and FAD:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) applicable to common shares	$0.64	$0.36	$0.89	$(0.17)
Depreciation and amortization	0.30	0.26	0.61	0.51
Other depreciation and amortization	0.01	0.01	0.01	0.03
Taxes related to real estate disposition and gain on sales of real estate	(0.25)	—	(0.14)	(0.01)
Joint venture and participating securities FFO adjustments	0.01	0.02	0.03	0.04
Diluted FFO applicable to common shares	$0.71	$0.65	$1.40	$0.40
Other impairments(1)	—	0.09	—	1.12
Transaction-related items and other	0.03	0.05	0.03	0.06
Severance-related charge(2)	—	0.02	—	0.01
Foreign currency remeasurement gains	—	(0.02)	—	(0.02)
FFO as adjusted applicable to common shares	$0.74	$0.79	$1.43	$1.57
Amortization of market lease intangibles, net, straight-line rents and deferred revenues	(0.01)	(0.02)	(0.03)	(0.04)
Amortization of deferred compensation(3)	0.01	0.01	0.02	0.03
Amortization of deferred financing costs	0.01	0.01	0.02	0.02
DFL non-cash interest(4)	—	(0.05)	—	(0.09)
Other depreciation and amortization	(0.01)	(0.01)	(0.01)	(0.02)
Leasing costs and tenant and capital improvements	(0.04)	(0.03)	(0.08)	(0.06)
Lease restructure payments	0.01	0.01	0.03	0.02
Joint venture adjustments – CCRC entrance fees	0.02	0.02	0.03	0.03
Joint venture and other FAD adjustments(4)	(0.01)	(0.04)	(0.03)	(0.08)
FAD applicable to common shares	$0.72	$0.69	$1.38	$1.38

(1)

For the three months ended June 30, 2015, the other impairment is related to our Four Seasons Notes. For the six months ended June 30, 2015, other impairments include: (i) $42 million related to our Four Seasons Notes and (ii) $478 million related to our HCRMC DFL investments.

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

(4)

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2015 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements. Our critical accounting policies have not changed during 2016.

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

Interest Rate Risk.  At June 30, 2016, we are exposed to market risks related to fluctuations in interest rates primarily on variable rate debt, which has been predominately hedged through interest-rate swap contracts.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could adversely be affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance as of June 30, 2016, our annual interest expense would increase by approximately $9 million, or $0.02 per common share on a diluted basis.

Foreign Currency Risk.  At June 30, 2016, our exposure to foreign currencies primarily relates to U.K. investments in leased real estate, senior notes and related GBP denominated cash flows. Our foreign currency exposure is partially mitigated through the use of GBP denominated borrowings and foreign currency swap contracts. Based solely on our operating results for the three months ended June 30, 2016, including the impact of existing hedging arrangements, if the value of the GBP relative to the USD were to increase or decrease by 10% compared to the average exchange rate during the quarter ended June 30, 2016, our cash flows would have decreased or increased, as applicable, by less than $1 million.

Market Risk.  We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At June 30, 2016, both the fair value and carrying value of marketable debt securities was $84 million.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

The following table sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended June 30, 2016.

				Maximum Number (Or
			Total Number Of Shares	Approximate Dollar Value)
		Average	(Or Units) Purchased As	Of Shares (Or Units) That
	Total Number	Price	Part Of Publicly	May Yet Be Purchased
	Of Shares	Paid Per	Announced Plans Or	Under The Plans Or
Period Covered	Purchased(1)	Share	Programs	Programs
April 1-30, 2016	161	$33.85	—	—
May 1-31, 2016	573	34.22	—	—
June 1-30, 2016	6,246	35.37	—	—
Total	6,980	35.24	—	—

(1)

Represents shares of our common stock withheld under our equity incentive plans to offset tax withholding obligations that occur upon vesting of restricted shares and restricted stock units. The value of the shares withheld is based on the closing price of our common stock on the last trading day prior to the date the relevant transaction occurs.

Item 6. Exhibits

10.1

Separation and General Release Agreement, dated as of July 11, 2016, by and between the Company and Lauralee E. Martin (incorporated by reference to HCP’s Current Report on Form 8-K filed July 11, 2016).

31.1	Certification by Michael D. McKee, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Thomas M. Herzog, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Michael D. McKee, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Thomas M. Herzog, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*       Filed herewith.

**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2016	HCP, Inc.

(Registrant)

/s/ MICHAEL D. MCKEE
Michael D. McKee
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ THOMAS M. HERZOG
Thomas M. Herzog
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ SCOTT A. ANDERSON
Scott A. Anderson
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)