Form 10-Q
period 2016-09-30
HCP, INC.
filed 2016-11-01
CIK 765880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016.

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

As of October 28, 2016, there were 467,971,166 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

HCP, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Real estate:
Buildings and improvements	$12,534,471	$12,198,704
Development costs and construction in progress	395,349	388,576
Land	1,971,601	1,948,757
Accumulated depreciation and amortization	(2,799,969)	(2,541,334)
Net real estate	12,101,452	11,994,703
Net investment in direct financing leases	5,860,401	5,905,009
Loans receivable, net	682,994	768,743
Investments in and advances to unconsolidated joint ventures	592,097	605,244
Accounts receivable, net of allowance of $4,704 and $3,261, respectively	41,371	48,929
Cash and cash equivalents	132,891	346,500
Restricted cash	71,727	60,616
Intangible assets, net	538,631	603,706
Real estate and related assets held for sale, net	372,968	314,126
Other assets, net	794,013	802,273
Total assets(1)	$21,188,545	$21,449,849
LIABILITIES AND EQUITY
Bank line of credit	$1,372,032	$397,432
Term loans	462,181	524,807
Senior unsecured notes	8,229,731	9,120,107
Mortgage debt	762,715	932,212
Other debt	93,876	94,445
Intangible liabilities, net	46,135	56,147
Intangible and other liabilities related to assets held for sale, net	23,002	19,126
Accounts payable and accrued liabilities	487,033	436,239
Deferred revenue	136,406	123,017
Total liabilities(1)	11,613,111	11,703,532
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 467,820,181 and 465,488,492 shares issued and outstanding, respectively	467,820	465,488
Additional paid-in capital	11,720,552	11,647,039
Cumulative dividends in excess of earnings	(2,975,096)	(2,738,414)
Accumulated other comprehensive loss	(30,164)	(30,470)
Total stockholders’ equity	9,183,112	9,343,643
Joint venture partners	212,807	217,066
Non-managing member unitholders	179,515	185,608
Total noncontrolling interests	392,322	402,674
Total equity	9,575,434	9,746,317
Total liabilities and equity	$21,188,545	$21,449,849

(1)

HCP, Inc.’s consolidated total assets and total liabilities at September 30, 2016 and December 31, 2015 include certain assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to HCP, Inc. Total assets at September 30, 2016 include VIE assets as follows: buildings and improvements $3.4 billion; development costs $23 million; land $324 million; accumulated depreciation and amortization $629 million; investments in unconsolidated joint ventures $14 million; accounts receivable $19 million; cash $59 million; restricted cash $27 million; intangible assets, net $177 million; and other assets, net $68 million. Total assets at December 31, 2015 include VIE assets as follows: buildings and improvements $3.4 billion; development costs $54 million; land $327 million; accumulated depreciation and amortization $537 million; investments in unconsolidated joint ventures $14 million; accounts receivable $19 million; cash $61 million; restricted cash $21 million; intangible assets, net $204 million; and other assets, net $63 million. Total liabilities at September 30, 2016 include VIE liabilities as follows: mortgage debt $568 million; intangible liabilities, net $9 million; accounts payable and accrued liabilities $127 million and deferred revenue $26 million. Total liabilities at December 31, 2015 include VIE liabilities as follows: mortgage debt $589 million; intangible liabilities, net $10 million; accounts payable and accrued liabilities $107 million and deferred revenue $19 million. See Note 16 to the Consolidated Financial Statements for additional information.

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental and related revenues	$297,178	$293,566	$893,448	$845,382
Tenant recoveries	35,195	33,084	100,862	94,356
Resident fees and services	170,752	155,290	500,717	367,141
Income from direct financing leases	130,663	155,717	390,731	478,976
Interest income	20,482	19,842	71,298	89,049
Total revenues	654,270	657,499	1,957,056	1,874,904
Costs and expenses:
Interest expense	117,860	122,157	361,255	357,569
Depreciation and amortization	142,874	134,704	425,582	369,629
Operating	188,747	173,515	545,827	441,888
General and administrative	34,787	20,534	83,079	74,152
Acquisition and pursuit costs	17,568	1,553	34,570	23,350
Impairments	—	69,622	—	592,921
Total costs and expenses	501,836	522,085	1,450,313	1,859,509
Other income (expense):
(Loss) gain on sales of real estate	(9)	52	119,605	6,377
Other income (expense), net	1,454	(572)	5,128	13,125
Total other income (expense), net	1,445	(520)	124,733	19,502
Income before income taxes and equity (loss) income from and impairment of unconsolidated joint ventures	153,879	134,894	631,476	34,897
Income tax benefit (expense)	2,213	1,980	(48,822)	6,620
Equity (loss) income from unconsolidated joint ventures	(2,053)	8,314	(4,028)	33,916
Impairment of investments in unconsolidated joint ventures	—	(27,234)	—	(27,234)
Net income	154,039	117,954	578,626	48,199
Noncontrolling interests’ share in earnings	(2,789)	(2,592)	(9,540)	(8,566)
Net income attributable to HCP, Inc.	151,250	115,362	569,086	39,633
Participating securities’ share in earnings	(326)	(316)	(977)	(1,020)
Net income applicable to common shares	$150,924	$115,046	$568,109	$38,613

Earnings per common share:
Basic	$0.32	$0.25	$1.22	$0.08
Diluted	$0.32	$0.25	$1.22	$0.08

Weighted average shares used to calculate earnings per common share:
Basic	467,628	463,337	466,931	462,039
Diluted	467,835	463,586	467,132	462,302
Dividends declared per common share	$0.575	$0.565	$1.725	$1.695

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$154,039	$117,954	$578,626	$48,199

Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities	4	(361)	(1)	(358)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses)	1,184	(87)	1,532	(289)
Reclassification adjustment realized in net income	154	(367)	494	(19)
Change in Supplemental Executive Retirement Plan obligation	70	70	211	208
Foreign currency translation adjustment	(838)	410	(1,930)	(8,097)
Total other comprehensive income (loss)	574	(335)	306	(8,555)

Total comprehensive income	154,613	117,619	578,932	39,644
Total comprehensive income attributable to noncontrolling interests	(2,789)	(2,592)	(9,540)	(8,566)
Total comprehensive income attributable to HCP, Inc.	$151,824	$115,027	$569,392	$31,078

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share data)

(Unaudited)

				Cumulative	Accumulated
			Additional	Dividends	Other	Total	Total
	Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Of Earnings	Loss	Equity	Interests	Equity
January 1, 2016	465,488	$465,488	$11,647,039	$(2,738,414)	$(30,470)	$9,343,643	$402,674	$9,746,317
Net income	—	—	—	569,086	—	569,086	9,540	578,626
Other comprehensive income	—	—	—	—	306	306	—	306
Issuance of common stock, net	2,290	2,290	53,421	—	—	55,711	—	55,711
Conversion of DownREIT units to common stock	145	145	5,948	—	—	6,093	(6,093)	—
Repurchase of common stock	(236)	(236)	(8,431)	—	—	(8,667)	—	(8,667)
Exercise of stock options	133	133	3,340	—	—	3,473	—	3,473
Amortization of deferred compensation	—	—	19,307	—	—	19,307	—	19,307
Common dividends ($1.725 per share)	—	—	—	(806,243)	—	(806,243)	—	(806,243)
Distributions to noncontrolling interests	—	—	(36)	—	—	(36)	(18,651)	(18,687)
Issuance of noncontrolling interests	—	—	—	—	—	—	4,785	4,785
Deconsolidation of noncontrolling interests	—	—	(36)	475	—	439	67	506
September 30, 2016	467,820	$467,820	$11,720,552	$(2,975,096)	$(30,164)	$9,183,112	$392,322	$9,575,434

				Cumulative	Accumulated
			Additional	Dividends	Other	Total	Total
	Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Of Earnings	Loss	Equity	Interests	Equity
January 1, 2015	459,746	$459,746	$11,431,987	$(1,132,541)	$(23,895)	$10,735,297	$261,802	$10,997,099
Net income	—	—	—	39,633	—	39,633	8,566	48,199
Other comprehensive loss	—	—	—	—	(8,555)	(8,555)	—	(8,555)
Issuance of common stock, net	4,054	4,054	140,591	—	—	144,645	(2,659)	141,986
Repurchase of common stock	(178)	(178)	(7,828)	—	—	(8,006)	—	(8,006)
Exercise of stock options	820	820	26,691	—	—	27,511	—	27,511
Amortization of deferred compensation	—	—	21,068	—	—	21,068	—	21,068
Common dividends ($1.695 per share)	—	—	—	(783,578)	—	(783,578)	—	(783,578)
Distributions to noncontrolling interests	—	—	(263)	—	—	(263)	(13,444)	(13,707)
Issuance of noncontrolling interests	—	—	—	—	—	—	38,440	38,440
September 30, 2015	464,442	$464,442	$11,612,246	$(1,876,486)	$(32,450)	$10,167,752	$292,705	$10,460,457

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$578,626	$48,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	425,582	369,629
Amortization of market lease intangibles, net	(1,393)	(980)
Amortization of deferred compensation	19,307	21,068
Amortization of deferred financing costs	15,598	14,950
Straight-line rents	(14,412)	(24,817)
Loan and direct financing lease non-cash interest	385	(71,243)
Deferred rental revenues	(1,027)	(1,496)
Equity loss (income) from unconsolidated joint ventures	4,028	(33,916)
Distributions of earnings from unconsolidated joint ventures	5,919	4,587
Lease termination income, net	—	(1,103)
Gain on sales of real estate	(119,605)	(6,377)
Deferred income tax expense	47,195	—
Foreign exchange and other gains, net	(127)	(7,103)
Impairments	—	620,155
Changes in:
Accounts receivable, net	7,558	(10,634)
Other assets, net	(9,674)	(1,186)
Accounts payable and accrued liabilities	40,672	(52,073)
Net cash provided by operating activities	998,632	867,660
Cash flows from investing activities:
Acquisitions of real estate	(257,242)	(1,200,661)
Development of real estate	(304,818)	(190,082)
Leasing costs and tenant and capital improvements	(64,501)	(52,371)
Proceeds from sales of real estate, net	211,810	19,555
Contributions to unconsolidated joint ventures	(10,169)	(43,242)
Distributions in excess of earnings from unconsolidated joint ventures	14,458	16,086
Proceeds from the sales of marketable securities	—	782
Principal repayments on loans receivable, direct financing leases and other	221,179	51,491
Investments in loans receivable and other	(129,335)	(283,252)
Decrease (increase) in restricted cash	4,459	(3,891)
Net cash used in investing activities	(314,159)	(1,685,585)
Cash flows from financing activities:
Net borrowings under bank line of credit	1,157,897	282,099
Repayments under bank line of credit	(135,000)	(102,063)
Borrowings under term loan	—	333,014
Issuance of senior unsecured notes	—	1,338,555
Repayments of senior unsecured notes	(900,000)	(400,000)
Repayments of mortgage and other debt	(249,540)	(50,187)
Deferred financing costs	(1,057)	(14,556)
Issuance of common stock and exercise of options	59,184	169,497
Repurchase of common stock	(8,667)	(8,006)
Dividends paid on common stock	(806,243)	(783,578)
Issuance of noncontrolling interests	4,785	4,812
Distributions to noncontrolling interests	(18,687)	(13,707)
Net cash (used in) provided by financing activities	(897,328)	755,880
Effect of foreign exchange on cash and cash equivalents	(754)	(1,267)
Net decrease in cash and cash equivalents	(213,609)	(63,312)
Cash and cash equivalents, beginning of period	346,500	183,810
Cash and cash equivalents, end of period	$132,891	$120,498

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  Business

HCP, Inc., a Standard & Poor’s (“S&P”) 500 company, together with its consolidated entities (collectively, “HCP” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). The Company is a Maryland corporation organized in 1985 and qualifies as a self-administered real estate investment trust (“REIT”). The Company is headquartered in Irvine, California, with offices in Nashville, Los Angeles, San Francisco and London. The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers. The Company’s diverse portfolio is comprised of investments in the following reportable healthcare segments: (i) senior housing triple-net (“SH NNN”), (ii) senior housing operating portfolio (“SHOP”), (iii) life science, (iv) medical office and (v) QCP (defined below).

On October 31, 2016, the Company completed its previously announced spin-off (the “Spin-Off”) of its subsidiary, Quality Care Properties, Inc. (“QCP”) (NYSE:QCP). QCP’s assets include 338 properties, primarily comprised of the HCR ManorCare, Inc. (“HCRMC”) direct financing lease (“DFL”) investments and an equity investment in HCRMC. Following the completion of the Spin-Off on October 31, 2016, QCP is an independent, publicly-traded, self-managed and self-administrated REIT.

On October 17, 2016, subsidiaries of QCP issued $750 million in aggregate principal amount of senior secured notes due 2023 (the “QCP Notes”), the gross proceeds of which were deposited in escrow until they were released in connection with the consummation of the Spin-Off on October 31, 2016. The QCP Notes bear interest at a rate of 8.125% per annum, payable semiannually. From October 17, 2016 until the completion of the Spin-Off, QCP (a then wholly owned subsidiary of HCP) incurred $2 million in interest expense. In addition, immediately prior to the effectiveness of the Spin-Off, subsidiaries of QCP received $1.0 billion of proceeds from their borrowings under a senior secured term loan, bearing interest at a rate at QCP’s option of either: (i) LIBOR plus 5.25%, subject to a 1% floor or (ii) a base rate specified in the first lien credit and guaranty agreement plus 4.25%,  bringing the total gross proceeds raised by QCP and its subsidiaries under those financings to $1.75 billion. In connection with the consummation of the Spin-Off, QCP and its subsidiaries transferred $1.69 billion in cash and approximately 94 million shares of QCP common stock to HCP and certain of its other subsidiaries, and HCP and its applicable subsidiaries transferred the assets comprising the QCP portfolio to QCP and its subsidiaries. HCP then distributed substantially all of the outstanding shares of QCP common stock to its stockholders, based on the distribution ratio of one share of QCP common stock for every five shares of HCP common stock held by HCP stockholders as of the October 24, 2016 record date for the distribution. The Company will record the distribution of the assets and liabilities of QCP from its consolidated balance sheet on a historical cost basis as a dividend from stockholders’ equity, and no gain or loss will be recorded. The Company will use the $1.69 billion proceeds of the cash distribution it received from QCP upon consummation of the Spin-Off to pay down certain of the Company’s existing debt obligations.

Because QCP is presented as part of the Company’s continuing operations as of September 30, 2016, the consolidated financial information presented herein includes QCP for all periods presented. Beginning in the fourth quarter of 2016, the historical financial results of QCP will be reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented.

The Company entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) with QCP in connection with the Spin-Off. The Separation and Distribution Agreement divides and allocates the assets and liabilities of the Company prior to the Spin-Off between QCP and HCP, governs the rights and obligations of the parties regarding the Spin-Off, and contains other key provisions relating to the separation of QCP’s business from HCP.

In connection with the Spin-Off, the Company has entered into a Transition Services Agreement ("TSA") with QCP. Per the terms of the TSA, the Company has agreed to provide certain administrative and support services to QCP on a transitional basis for established fees. The TSA provides that QCP generally has the right to terminate a transition service upon thirty days notice to the Company. The TSA contains provisions under which the Company will, subject to certain limitations, be obligated to indemnify QCP for losses incurred by QCP resulting from the Company’s breach of the TSA.

Following completion of the Spin-Off, which occurred on October 31, 2016, HCP is the sole lender to QCP of a $100 million unsecured revolving credit facility maturing in 2018 (the "Unsecured Revolving Credit Facility"). Commitments under the Unsecured Revolving Credit Facility will automatically and permanently decrease each calendar month by an amount equal to 50% of QCP's and its restricted subsidiaries’ retained cash flow for the prior calendar month. All borrowings under the Unsecured Revolving Credit Facility will be subject to the satisfaction of certain conditions, including (i) QCP’s senior secured revolving credit facility being unavailable, (ii) the failure of HCRMC to pay rent and (iii) other customary conditions, including the absence of a default and the accuracy of representations and warranties. QCP may only draw on the Unsecured Revolving Credit Facility prior to the one-year anniversary of the completion of the Spin-Off. Borrowings under the Unsecured Revolving Credit Facility bear interest at a rate equal to LIBOR, subject to a 1.00% floor, plus an applicable margin of 6.25%. In addition to paying interest on outstanding principal under the Unsecured Revolving Credit Facility, QCP will be required to pay a facility fee equal to 0.50% per annum of the unused capacity under the Unsecured Revolving Credit Facility to HCP, payable quarterly.

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

The consolidated financial statements include the accounts of HCP, Inc., its wholly-owned subsidiaries, joint ventures (“JVs”) and VIEs that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).

Segment Reporting

The Company reports its consolidated financial statements in accordance with Accounting Standards Codification 280, Segment Reporting (“ASC 280”). The Company’s reportable segments, based on how it evaluates its business and allocates resources in accordance with ASC 280, are as follows: (i) SH NNN, (ii) SHOP, (iii) life science, (iv) medical office and (v) QCP.

Prior to the third quarter of 2016, the Company operated through five reportable segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. During the third quarter of 2016, primarily as a result of the planned spin-off of QCP, the Company revised its operating analysis structure. The Company believes the change to its reportable segments is appropriate and consistent with how its chief operating decision makers review the Company’s operating results and determine resource allocations. Accordingly, all prior period segment information has been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016‑16,  Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The amendments in ASU 2016-16 require an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time that the transfer occurs. Current guidance does not require recognition of tax consequences until the asset is eventually sold to a third party. ASU 2016-16 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted as of the first interim period presented in a year. The Company is evaluating the impact of the adoption of ASU 2016‑16 on January 1, 2018 to its consolidated financial position or results of operations.

In August 2016, the FASB issued ASU No. 2016‑15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The amendments in ASU 2016-15 are intended to clarify current guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2016‑15 on January 1, 2018 to its consolidated statements of cash flows.

In June 2016, the FASB issued ASU No. 2016‑13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018. The Company is evaluating the impact of the adoption of ASU 2016‑13 on January 1, 2020 to its consolidated financial position or results of operations.

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

Reclassifications

Certain amounts in the Company’s consolidated financial statements have been reclassified for prior periods to conform to the current period presentation. Real estate and related assets held for sale, net and intangible liabilities related to assets held for sale, net have been reclassified on the consolidated balance sheets (see Note 4). See Segment Reporting above for additional reclassifications.

NOTE 3.  Real Estate Property Investments

2016 Acquisitions

The following table summarizes the Company’s real estate acquisitions for the nine months ended September 30, 2016 (in thousands):

	Consideration		Assets Acquired(1)
		Mortgage and Other		Net
Segment	Cash Paid	Liabilities Assumed	Real Estate	Intangibles
SH NNN	$76,362	$1,200	$71,875	$5,687
SHOP	113,971	76,931	177,551	13,351
Life Science	49,000	—	47,400	1,600
Other	17,909	—	16,596	1,313
	$257,242	$78,131	$313,422	$21,951

(1)

The purchase price allocations are preliminary and may be subject to change. Revenues and earnings since the acquisition dates, as well as the supplementary pro forma information, assuming these acquisitions occurred as of the beginning of the prior periods, were not material.

2015 Acquisitions

Acquisition of Private Pay Senior Housing Portfolio (“RIDEA III”).  On June 30, 2015, the Company and Brookdale Senior Living, Inc. (“Brookdale”) acquired a portfolio of 35 private pay senior housing communities from Chartwell Retirement Residences, including two leasehold interests, representing 5,025 units (reported within the Company’s SHOP segment). The portfolio was acquired under a RIDEA structure which is permitted by the Housing and Economic Recovery Act of 2008 (commonly referred to as “RIDEA”), with Brookdale owning a 10% noncontrolling interest. Brookdale has operated these communities since 2011 and continues to manage the communities under a long-term management agreement, which is cancellable under certain conditions (subject to a fee if terminated within seven years from the acquisition date). The Company paid $770 million in cash consideration, net of cash assumed, and assumed $32 million of net liabilities and $29 million of noncontrolling interests to acquire: (i) real estate with a fair value of $776 million, (ii) lease-up intangible assets with a fair value of $48 million and (iii) working capital of $7 million. As a result of the acquisition, the Company recognized a net termination fee of $8 million in rental and related revenues, which represents the termination value of the two leasehold interests. The lease-up intangible assets recognized were attributable to the value of the acquired underlying operating resident leases of the senior housing communities that were stabilized or nearly stabilized (i.e., resident occupancy above 80%).

Pro Forma Results of Operations.  The following unaudited pro forma consolidated results of operations assume that the RIDEA III acquisition was completed as of January 1, 2014 (in thousands, except per share data):

Nine Months Ended
September 30, 2015
Revenues	$1,963,402
Net income	56,009
Net income applicable to HCP, Inc.	46,662
Basic earnings per common share	0.10
Diluted earnings per common share	0.10

2015 Other Acquisitions.  The following table summarizes the Company’s real estate acquisitions for the nine months ended September 30, 2015 (in thousands):

	Consideration				Assets Acquired(1)
	Cash Paid/		Liabilities	Noncontrolling		Net
Segment	Debt Settled		Assumed	Interest	Real Estate	Intangibles
SH NNN	$208		$—	$—	$208	$—
SHOP	103,296		1,373	3,885	102,579	5,975
Medical office	377,351	(2)	12,849	—	349,649	40,551
Other	296,226	(3)	6,854	—	257,960	45,120
	$777,081		$21,076	$3,885	$710,396	$91,646

(1)	Revenues and earnings since the acquisition dates, as well as the supplementary pro forma information, assuming these acquisitions occurred as of the beginning of the prior periods, were not material.
(2)

Includes $225 million for a medical office building (“MOB”) portfolio acquisition completed in June 2015 and placed in HCP Ventures V, of which, in October 2015, the Company issued a 49% noncontrolling interest for $110 million (see Note 12).

(3)	Includes £174 million ($254 million) of the Company’s HC-One Facility (see Note 6) converted to fee ownership in a portfolio of 36 care homes located throughout the United Kingdom (“U.K.”).

Construction, Tenant and Other Capital Improvements

The following table summarizes the Company’s funding for construction, tenant and other capital improvements (in thousands):

	Nine Months Ended September 30,
Segment	2016	2015
SH NNN	$35,687	$27,289
SHOP	55,795	49,351
Life science	152,739	80,871
Medical office	88,523	93,012
Other	6,840	3,406
	$339,584	$253,929

NOTE 4.  Dispositions of Real Estate

Held for Sale

At September 30, 2016, eight life science facilities and two SHOP facilities were classified as held for sale, with an aggregate carrying value of $373 million. At December 31, 2015, four life science facilities were classified as held for sale, with an aggregate carrying value of $314 million.

2016 Dispositions

During the nine months ended September 30, 2016, the Company sold five post-acute/skilled nursing facilities and two SH NNN facilities for $130 million, a life science facility for $74 million, three medical office buildings for $20 million and a SHOP facility for $6 million and recognized total gain on sales of $120 million.

2015 Dispositions

During the nine months ended September 30, 2015, the Company sold the following: (i) nine SH NNN facilities for $60 million, resulting from Brookdale’s exercise of its purchase option received as part of a transaction with Brookdale in 2014, (ii) a parcel of land in its life science segment for $11 million and (iii) a MOB for $400,000.

Pending Dispositions

In October 2016, the Company entered into definitive agreements to sell 64 assets, currently under triple-net leases with Brookdale, for $1.125 billion to affiliates of Blackstone Real Estate Partners VIII L.P.  The closing of this transaction is expected to occur in the first quarter of 2017 and remains subject to regulatory and third party approvals and other customary closing conditions. Additionally, in October 2016, the Company entered into definitive agreements for a multi-element transaction with Brookdale to: (i) sell or transition 25 assets currently triple-net leased to Brookdale, for which Brookdale will receive a $10.5 million annualized rent reduction upon sale or transition, (ii) re-allocate annual rent of $9.6 million from those 25 assets to the remaining Brookdale triple-net lease portfolio and (iii) transition eight triple-net leased assets into RIDEA structures. The closing of these transactions is expected to occur during the fourth quarter of 2016 and throughout 2017 and remain subject to regulatory and third party approvals and other customary closing conditions.

In July 2016, the Company entered into a definitive agreement to sell four life science facilities in Salt Lake City, Utah for $76 million (classified as held for sale as of September 30, 2016). The transaction is expected to close in the first quarter of 2017.

In June 2016 and September 2016, the Company entered into a definitive agreement to sell two SHOP facilities out of RIDEA III for $22 million (sold in October 2016) and $13 million, respectively (both classified as held for sale as of September 30, 2016). The remaining SHOP facility is expected to close in the fourth quarter of 2016.

In May 2016, the Company entered into a master contribution agreement with Brookdale to contribute its ownership interest in RIDEA II to an unconsolidated JV owned by HCP and an investor group led by Columbia Pacific Advisors,  LLC (“CPA”) (the “HCP/CPA JV”). The members have also agreed to recapitalize RIDEA II with an estimated $630 million of debt, of which an estimated $365 million will be provided by a third-party and an estimated $265 million will be provided by HCP. In return, the Company will receive an estimated $470 million in cash proceeds from the HCP/CPA JV and an estimated $265 million in note receivables and retain an approximately 40% beneficial interest in RIDEA II (the note receivable and 40% beneficial interest are herein referred to as the “RIDEA II Investments”). The Company’s RIDEA II Investments will be recognized and accounted for as equity method investments. This transaction, upon completion, would result in the Company deconsolidating the net assets of RIDEA II because it will not direct the activities that most significantly impact the venture. The closing of these transactions is expected to occur in the fourth quarter of 2016 and remains subject to regulatory and third party approvals and other customary closing conditions.

In January 2016, the Company entered into a definitive agreement for purchase options that were exercised on eight life science facilities in South San Francisco, California, to be sold in two tranches for $311 million (classified as held for sale as of September 30, 2016) and $269 million, respectively. These transactions are expected to close in the fourth quarter of 2016 for the first tranche and in 2018 for the second tranche.

Subsequent Events

In October 2016, the Company sold seven SH NNN facilities for $88 million. As part of the sale transaction the Company provided a $10 million mezzanine loan with a five year term which accrues interest at 9%. Concurrently, the Company modified the in-place NNN master lease to transition the operations of the remaining three properties to a new regional operator.

NOTE 5.  Net Investment in Direct Financing Leases

Net investment in DFLs consisted of the following (dollars in thousands):

	September 30,	December 31,
	2016	2015
Minimum lease payments receivable	$25,799,416	$26,283,392
Estimated residual values	3,934,795	3,900,679
Less unearned income	(23,056,770)	(23,462,022)
Net investment in direct financing leases before allowance	6,677,441	6,722,049
Allowance for DFL losses	(817,040)	(817,040)
Net investment in direct financing leases	$5,860,401	$5,905,009
Properties subject to direct financing leases	340	348

HCR ManorCare, Inc.

The Company acquired 334 post-acute, skilled nursing and assisted living facilities in its 2011 transaction with HCRMC and entered into a triple-net Master Lease and Security Agreement (the “Master Lease”) with a subsidiary (“Lessee”) of HCRMC. The Master Lease, as amended by the “HCRMC Lease Amendment” described below, is referred to herein as the “Amended Master Lease.”

As part of the Company’s fourth quarter 2015 review process, including its internal rating evaluation, it assessed the collectibility of all contractual rent payments under the Amended Master Lease, as discussed below. The Company’s evaluation included, but was not limited to, consideration of: (i) the continued decline in HCRMC’s operating performance and fixed charge coverage ratio during the second half of 2015, with the most significant deterioration occurring during the fourth quarter, (ii) the reduced growth outlook for the post-acute/skilled nursing business and (iii) HCRMC’s 2015 audited financial statements. The Company determined that the timing and amounts owed under the Amended Master Lease were no longer reasonably assured and assigned an internal rating of “Watch List” as of December 31, 2015. Further, the Company placed the HCRMC DFL investments on nonaccrual status and began utilizing a cash basis method of accounting in accordance with its policies.

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

In December 2015, the Company reduced the carrying amount of its equity investment in HCRMC to zero and, beginning in January 2016, income is recognized only if cash distributions are received from HCRMC. As a result, the Company no longer recharacterizes (eliminates) its proportional ownership share of income from DFLs to equity income from unconsolidated JVs (see Note 7).

During the three months ended March 31, 2015, the Company and HCRMC agreed to market for sale the real estate and operations associated with 50 non-strategic facilities under the Master Lease. HCRMC will receive an annual rent reduction under the Master Lease based on 7.75% of the net sales proceeds received by HCP. During the year ended December 31, 2015, the Company completed sales of 22 non-strategic HCRMC facilities for $219 million. During the nine months ended September 30, 2016, the Company sold an additional 11 facilities for $62 million, bringing the total facilities sold through October 31, 2016 to 33. Of the 17 remaining non-strategic facilities, seven are expected to close by the end of 2016 and 10 are expected to be sold in the first quarter of 2017,  for an aggregate amount of $62 million.

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

During the three months ended September 30, 2016 and 2015, the Company recognized DFL income of $116 million and $141 million, respectively, and received cash payments of $116 million and $118 million, respectively, from the HCRMC DFL investments. During the nine months ended September 30, 2016, the Company recognized DFL income of $346 million and $433 million, respectively, and received cash payments of $346 million and $367 million, respectively, from the HCRMC DFL investments. During the three and nine months ended September 30, 2015, the Company recognized a total of $23 million and $66 million, respectively, of net accretion related to its HCRMC DFL investments. No accretion related to its HCRMC DFL investments has been recognized in 2016 due to the Company utilizing a cash basis method of accounting beginning January 1, 2016. The carrying value of the HCRMC DFL investments was $5.1 billion and $5.2 billion at September 30, 2016 and December 31, 2015, respectively.

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

During the nine months ended September 30, 2016, the Company determined that it may sell assets during the next five years and, therefore, recorded a deferred tax liability of $47 million representing its estimated exposure to state built-in gain tax.

On April 20, 2015, the U.S. Department of Justice (“DOJ”) unsealed a previously filed complaint in the U.S. District Court for the Eastern District of Virginia against HCRMC and certain of its affiliates in three consolidated cases following a civil investigation arising out of three lawsuits filed by former employees of HCRMC under the qui tam provisions of the federal False Claims Act. The DOJ’s complaint in intervention is captioned United States of America, ex rel. Ribik, Carson, and Slough v. HCR ManorCare, Inc., ManorCare Inc., HCR ManorCare Services, LLC and Heartland Employment Services, LLC (Civil Action Numbers: 1:09cv13; 1:11cv1054; 1:14cv1228 (CMH/TCB)). The complaint alleges that HCRMC submitted claims to Medicare for therapy services that were not covered by the skilled nursing facility benefit, were not medically reasonable and necessary, and were not skilled in nature, and therefore not entitled to Medicare reimbursement. The DOJ is seeking treble damages (in an unspecified amount); civil penalties (in an unspecified amount); compensation for alleged unjust enrichment; recovery of certain payments the government made to HCRMC; and costs, pre-judgment interest, and expenses. In June 2016, the court approved the parties’ joint discovery plan, which provides for discovery to be completed by February 2017. The court has not yet issued a scheduling order setting forth dates for summary judgment motions, other pre-trial motions or a trial date. While this litigation is at an early stage and HCRMC has indicated that it believes the claims are unjust and it will vigorously defend against them,  the ultimate outcome is uncertain and could, among other things, cause HCRMC to: (i) incur substantial additional time and costs to respond to and defend HCRMC's actions in the litigation with the DOJ and any other third-party payors, (ii) refund or adjust amounts previously paid for services under governmental programs and to change business operations going forward in a manner that negatively impacts future revenue, (iii) pay substantial fines and penalties and incur other administrative sanctions, including having to conduct future business operations pursuant to a corporate integrity agreement, which may be with the Office of Inspector General of the Department of Health and Human Services, (iv) lose the right to participate in the Medicare or Medicaid programs, and (v) suffer damage to HCRMC's reputation. In addition, any settlement in the DOJ litigation, with or without an admission of wrongdoing, may include a substantial monetary component that could have a material  adverse effect on HCRMC’s liquidity and financial condition.

See Notes 1, 7, 11 and 17 for additional discussion of HCRMC.

DFL Internal Ratings

The following table summarizes the Company’s internal ratings for DFLs at September 30, 2016 (dollars in thousands):

	Carrying	Percentage of	Internal Ratings
Segment	Amount	DFL Portfolio	Performing DFLs	Watch List DFLs	Workout DFLs
SH NNN	$629,330	11	$267,326	$362,004	$—
QCP	5,107,180	87	—	5,107,180	—
Other	123,891	2	123,891	—	—
	$5,860,401	100	$391,217	$5,469,184	$—

Beginning September 30, 2013, the Company placed a 14-property senior housing triple-net DFL (the “DFL Portfolio”) on nonaccrual status and assigned an internal rating of “Watch List.” The Company determined that the collection of all rental payments was and continues to be no longer reasonably assured; therefore, rental revenue from the DFL Portfolio is recognized when cash is received utilizing a cash basis method of accounting in accordance with its policies. During the three months ended September 30, 2016 and 2015, the Company recognized DFL income of $4 million and $3 million, respectively, and received cash payments of $5 million from the DFL Portfolio. During the nine months ended September 30, 2016 and 2015, the Company recognized DFL income of $11 million and $12 million, respectively, and received cash payments of $15 million and $16 million, respectively, from the DFL Portfolio. The carrying value of the DFL Portfolio was $362 million and $366 million at September 30, 2016 and December 31, 2015, respectively.

NOTE 6.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	September 30, 2016			December 31, 2015
	Real Estate	Other		Real Estate	Other
	Secured	Secured	Total	Secured	Secured	Total
Mezzanine(1) (2)	$—	$622,671	$622,671	$—	$660,138	$660,138
Other(3)	64,057	—	64,057	114,322	—	114,322
Unamortized discounts, fees and costs(1)	539	(4,273)	(3,734)	961	(6,678)	(5,717)
	$64,596	$618,398	$682,994	$115,283	$653,460	$768,743

(1)

At September 30, 2016, included £281 million ($365 million) outstanding and £3 million ($3 million) of associated unamortized discounts, fees and costs. At December 31, 2015, included £273 million ($403 million) outstanding and £4 million ($5 million) of associated unamortized discounts, fees and costs.

(2)	At September 30, 2016, the Company had £37 million ($49 million) remaining under its commitments to fund development projects and capital expenditures under its U.K. development projects.
(3)	At September 30, 2016, the Company had $0.5 million remaining of commitments to fund development projects and capital expenditures under its senior housing development loan program.

Loans Receivable Internal Ratings

The following table summarizes the Company’s internal ratings for loans receivable at September 30, 2016 (dollars in thousands):

	Carrying	Percentage of	Internal Ratings
Investment Type	Amount	Loan Portfolio	Performing Loans	Watch List Loans	Workout Loans
Real estate secured	$64,596	9	$64,596	$—	$—
Other secured	618,398	91	362,041	256,357	—
	$682,994	100	$426,637	$256,357	$—

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

Other Secured Loans

HC-One Facility.  In November 2014, the Company was the lead investor in the financing for Formation Capital and Safanad’s acquisition of NHP, a company that, at closing, owned 273 nursing and residential care homes representing over 12,500 beds in the U.K. principally operated by HC-One. The Company provided a loan facility (the “HC-One Facility”), secured by substantially all of NHP’s assets, totaling £395 million, with £363 million ($574 million) drawn at closing and has a five-year term. In February 2015, the Company increased the HC-One Facility by £108 million ($164 million) to £502 million ($795 million), in conjunction with HC-One’s acquisition of Meridian Healthcare. In April 2015, the Company converted £174 million of the HC-One Facility into a sale-leaseback transaction for 36 nursing and residential care homes located throughout the U.K. In September 2015, the Company amended and increased its commitment under the HC-One Facility by £11 million primarily for the funding of capital expenditures and a development project. As part of the amendments, the Company shortened the non-call period by 17 months and provided consent for (i) the paydown of £34 million from disposition proceeds without a prepayment premium and (ii) the spin-off of 36 properties into a separate JV. In return, the Company retained security over the spin-off properties for a period of two years. During the year ended December 31, 2015, the Company received paydowns of £34 million ($52 million). At September 30, 2016, the HC-One Facility had an outstanding balance of $362 million.

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

Based on the recent decline in Tandem’s operating performance, as of September 30, 2016, the Company assigned an internal rating of “Watch List” to its Tandem Health Care Loan. Although Tandem continues to remain current on its contractual obligations, the collection and timing of all future amounts owed is no longer reasonably assured. During the three months ended September 30, 2016 and 2015, the Company recognized interest income and received cash payments of $8 million from Tandem. During the nine months ended September 30, 2016 and 2015, the Company recognized interest income of $23 million and $22 million, respectively, and received cash payments of $23 million and $21 million, respectively, from Tandem. At September 30, 2016, the facility had an outstanding balance of $256 million at an 11.5% blended interest rate and was subordinate to $377 million of senior mortgage debt.

NOTE 7.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method at September 30, 2016 (dollars in thousands):

Entity(1)	Segment	Carrying Amount	Ownership%
CCRC JV(2)	SHOP	$450,188		49
HCRMC	QCP	—		9
MBK JV(3)	SHOP	39,876		50
HCP Ventures III, LLC	Medical office	9,492		30
HCP Ventures IV, LLC	Medical office	7,220		20
HCP Life Science(4)	Life science	68,251	50	–	63
Vintage Park Development JV	SHOP	8,088		85
MBK Development JV(3)	SHOP	2,464		50
Suburban Properties, LLC	Medical office	4,667		67
K&Y(5)	Other	1,324		80
Advances to unconsolidated JVs, net and other		527
		$592,097

(1)	These entities are not consolidated because the Company does not control, through voting rights or other means, the JVs.
(2)	Includes two unconsolidated JVs in a RIDEA structure (CCRC PropCo and CCRC OpCo).
(3)	Includes two unconsolidated JVs in a RIDEA structure.
(4)

Includes the following unconsolidated partnerships (and the Company’s ownership percentage): (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%).

(5)	Includes three unconsolidated JVs.

The following tables summarize combined financial information for the Company’s equity method investments (in thousands):

	September 30,	December 31,
	2016	2015
Real estate, net	$4,434,643	$4,470,249
Goodwill and other assets, net	4,945,250	4,935,343
Assets held for sale	67,817	94,866
Total assets	$9,447,710	$9,500,458

Capital lease obligations and mortgage debt	$6,419,016	$6,575,531
Accounts payable	1,314,659	1,111,350
Liabilities and mortgage debt held for sale	1,593	6,318
Other partners’ capital	1,078,758	1,163,501
HCP’s capital(1)	633,684	643,758
Total liabilities and partners’ capital	$9,447,710	$9,500,458

(1)

The combined basis difference of the Company’s investments in these JVs of $42 million, as of September 30, 2016, is attributable to goodwill, real estate, capital lease obligations, deferred tax assets and lease-related net intangibles.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$1,057,213	$1,106,667	$3,210,868	$3,375,747
Income (loss) from discontinued operations	904	(1,794)	3,476	(15,696)
Net loss	(43,248)	(65,819)	(81,214)	(77,529)
HCP’s share of earnings(1)	(2,053)	8,314	(4,028)	33,916
Fees earned by HCP	76	454	248	1,372
Distributions received by HCP	10,754	16,186	20,377	20,673

(1)

The Company’s JV interest in HCRMC is accounted for using the equity method and results in an elimination of DFL income proportional to HCP’s ownership in HCRMC. The elimination of the respective proportional lease expense at the HCRMC level in substance resulted in $14 million and $44 million of DFL income that was recharacterized to the Company’s share of earnings from HCRMC (equity income from unconsolidated JVs) for the three and nine months ended September 30, 2015. Beginning in January 2016, income will be recognized only if cash distributions are received from HCRMC; as a result, the Company no longer recharacterizes (eliminates) its proportional ownership share of income from DFLs to equity income (loss) from unconsolidated JVs.

HCRMC.  The Company concluded that its equity investment in HCRMC was other-than-temporarily impaired as of December 2014, September 2015 and December 2015 and recorded impairment charges of $36 million, $27 million and $19 million, respectively. Beginning in January 2016, equity income is recognized only if cash distributions are received from HCRMC (see Note 5). In determining the fair value of the Company’s equity investment in HCRMC, the fair value was based on a discounted cash flow valuation model and inputs were considered to be Level 3 measurements within the fair value hierarchy. Inputs to this valuation model include earnings multiples, discount rate and industry growth rates of revenue, operating expenses and facility occupancy, some of which influence the Company’s expectation of future cash flows from its investment in HCRMC and, accordingly, the fair value of its investment.

MBK JVs.  On March 30, 2015, the Company and MBK Senior Living (“MBK”), a subsidiary of Mitsui & Co. Ltd., formed a new RIDEA JV (“MBK JV”) that owns three senior housing facilities with the Company and MBK each owning a 50% equity interest. MBK manages these communities on behalf of the JV and receives cash payments. The Company contributed $27 million of cash and MBK contributed the three senior housing facilities with a fair value of $126 million, which were encumbered by $78 million of mortgage debt at closing.

On September 25, 2015, the Company and MBK formed a new RIDEA JV (“MBK Development JV”), which acquired a $3 million parcel of land for the purpose of developing a 74-unit class A senior housing facility in Santa Rosa, California. The parcel of land is located adjacent to the Oakmont Gardens independent living facility currently owned and operated by the MBK JV.

NOTE 8.  Intangibles

At September 30, 2016 and December 31, 2015, gross intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles and below market ground lease intangibles, were $978 million and $984 million, respectively. At September 30, 2016 and December 31, 2015, the accumulated amortization of intangible assets was $439 million and $380 million, respectively.

At September 30, 2016 and December 31, 2015, gross intangible lease liabilities, comprised of below market tenant lease intangibles and above market ground lease intangibles, were $154 million and $156 million, respectively. At September 30, 2016 and December 31, 2015, the accumulated amortization of intangible liabilities was $108 million and $100 million, respectively.

NOTE 9.  Other Assets

The following table summarizes the Company’s other assets (in thousands):

	September 30,	December 31,
	2016	2015
Straight-line rent receivables, net of allowance of $30,776 and $33,648, respectively	$380,178	$370,296
Marketable debt securities, net	82,081	102,958
Leasing costs and inducements, net	155,889	158,708
Goodwill	50,346	50,346
Other	125,519	119,965
Total other assets	$794,013	$802,273

Four Seasons Health Care Senior Notes

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

Elli remains obligated to repay the aggregate par value at maturity and interest payments due June 15 and December 15 each year. When the remaining semi-annual interest payments are received, the Company expects to continue to reduce the carrying value of the Four Seasons Notes during the related period. Accordingly, the Company applied the contractual interest payments received in both December 2015 (£8 million or $13 million) and June 2016 (£8 million or  $13 million) against the principal balance. This treatment reduced the carrying value of the Four Seasons Notes to £58 million ($85 million) and £49 million ($64 million) at December 31, 2015 and September 30, 2016, respectively.

NOTE 10.  Debt

Bank Line of Credit and Term Loans

The Company’s $2.0 billion unsecured revolving line of credit facility (the “Facility”) matures on March 31, 2018 and contains a one-year extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends on the Company’s credit ratings. The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at September 30, 2016, the margin on the Facility was 1.05%, and the facility fee was 0.20%. The Facility also includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At September 30, 2016, the Company had $1.4 billion, including £275 million ($357 million), outstanding under the Facility with a weighted average effective interest rate of 1.85%.

In July 2016, the Company exercised a one-year extension option on its £137 million ($178 million at September 30, 2016), four-year unsecured term loan that it entered into on July 30, 2012 (the “2012 Term Loan”). Based on the Company’s credit ratings at September 30, 2016, the 2012 Term Loan accrues interest at a rate of GBP LIBOR plus 1.40%. The Company also has a £220 million ($286 million at September 30, 2016) four-year unsecured term loan that accrues interest at a rate of GBP LIBOR plus 1.15%, subject to adjustments based on the Company’s credit ratings.

The Facility and term loans contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60% and (iv) require a minimum Fixed Charge Coverage ratio of 1.5x. The Facility and term loans also require a Minimum Consolidated Tangible Net Worth of $9.5 billion at September 30, 2016, which requirement was subsequently reduced, via an amendment to the Facility, to $6.5 billion effective upon the completion of the Spin-Off of QCP on October 31, 2016. At September 30, 2016, the Company was in compliance with each of these restrictions and requirements.

Senior Unsecured Notes

At September 30, 2016, the Company had senior unsecured notes outstanding with an aggregate principal balance of $8.3 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at September 30, 2016.

The following table summarizes the Company’s senior unsecured notes issuances for the periods presented (dollars in thousands):

	Issuance
Period	Amount	Coupon Rate	Maturity Date	Net Proceeds
Year ended December 31, 2015:
January 21, 2015	$600,000	3.400%	2025	$591,000
May 20, 2015	$750,000	4.000%	2025	$739,000
December 1, 2015	$600,000	4.000%	2022	$594,000

The following table summarizes the Company’s senior unsecured notes payoffs for the periods presented (dollars in thousands):

Period	Amount	Coupon Rate
Nine months ended September 30, 2016:
February 1, 2016	$500,000	3.750%
September 15, 2016	$400,000	6.300%
Year ended December 31, 2015:
March 1, 2015	$200,000	6.000%
June 8, 2015	$200,000	7.072%

Mortgage Debt

At September 30, 2016, the Company had mortgage debt outstanding with an aggregate principal balance of $758 million, which is secured by 46 healthcare facilities (including redevelopment properties) with a carrying value of $1.1 billion.

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

Debt Maturities

The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at September 30, 2016 (in thousands):

			Senior
	Bank Line of		Unsecured	Mortgage
Year	Credit(1)	Term Loans(2)	Notes(3)	Debt(4)	Total(5)
2016 (three months)	$—	$—	$—	$30,626	$30,626
2017	—	177,867	750,000	583,541	1,511,408
2018	1,372,032	—	600,000	8,290	1,980,322
2019	—	285,626	450,000	3,839	739,465
2020	—	—	800,000	3,907	803,907
Thereafter	—	—	5,700,000	127,758	5,827,758
	1,372,032	463,493	8,300,000	757,961	10,893,486
(Discounts), premiums and debt costs, net	—	(1,312)	(70,269)	4,754	(66,827)
	$1,372,032	$462,181	$8,229,731	$762,715	$10,826,659

(1)	Includes £275 million ($357 million) translated into U.S. dollars (“USD”).
(2)	Represents £357 million translated into USD.
(3)	Effective interest rates on senior unsecured notes ranged from 2.79% to 6.88% with a weighted average effective interest rate of 4.63% and a weighted average maturity of six years.
(4)	Effective interest rates on the mortgage debt ranged from 3.05% to 8.20% with a weighted average effective interest rate of 5.79% and a weighted average maturity of five years.
(5)	Excludes $94 million of other debt that represents Life Care Bonds and Demand Notes (each as defined below) that have no scheduled maturities.

Other Debt

At September 30, 2016, the Company had $66 million of non-interest bearing life care bonds at two of its CCRCs and non-interest bearing occupancy fee deposits at three of its senior housing facilities, all of which are payable to certain residents of the facilities (collectively, “Life Care Bonds”). The Life Care Bonds are generally refundable to the residents upon the termination of the contract or upon the successful resale of the unit.

At September 30, 2016, the Company had $28 million of on-demand notes (“Demand Notes”) from the CCRC JV. The Demand Notes bear interest at a rate of 4.5%.

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

On May 9, 2016, a purported stockholder of the Company filed a putative class action complaint, Boynton Beach Firefighters’ Pension Fund v. HCP, Inc., et al., Case No. 3:16-cv-01106-JJH, in the U.S. District Court for the Northern District of Ohio against the Company, certain of its officers, HCRMC, and certain of its officers, asserting violations of the federal securities laws. The suit asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and alleges that the Company made certain false or misleading statements relating to the value of and risks concerning its investment in HCRMC by allegedly failing to disclose that HCRMC had engaged in billing fraud, as alleged by the DOJ in a pending suit against HCRMC arising from the False Claims Act. The plaintiff in the suit demands compensatory damages (in an unspecified amount), costs and expenses (including attorneys’ fees and expert fees), and equitable, injunctive, or other relief as the Court deems just and proper. The DOJ lawsuit against HCRMC is described in greater detail in Note 5. As the Boynton Beach action is in its early stages and a lead plaintiff has not yet been named, the defendants have not yet responded to the complaint. The Company believes the suit to be without merit and intends to vigorously defend against it.

On June 16, 2016 and July 5, 2016, purported stockholders of the Company filed two derivative actions, respectively Subodh v. HCR ManorCare Inc., et al., Case No. 30-2016-00858497-CU-PT-CXC and Stearns v. HCR ManorCare, Inc., et al., Case No. 30-2016-00861646-CU-MC-CJC, in the Superior Court of California, County of Orange, against certain of the Company’s current and former directors and officers and HCRMC. The Stearns action was subsequently consolidated by the Court with the Subodh action. The Company is named as a nominal defendant. The consolidated derivative action alleges that the defendants engaged in various acts of wrongdoing, including, among other things, breaching fiduciary duties by publicly making false or misleading statements of fact regarding HCRMC’s finances and prospects, and failing to maintain adequate internal controls. The plaintiffs demand damages (in an unspecified amount), pre-judgment and post-judgment interest, a directive that the Company and the individual defendants improve the Company's corporate governance and internal procedures (including putting resolutions to amend the bylaws or charter to a stockholder vote), restitution from the individual defendants, costs (including attorneys’ fees, experts’ fees, costs, and expenses), and further relief as the Court deems just and proper. As the Subodh action is in the early stages, the defendants are in the process of evaluating the suit and have not yet responded to the complaint.

On June 9, 2016, and on August 25, 2016, the Company received letters from a private law firm, acting on behalf of its clients, purported stockholders of the Company, each asserting substantially the same allegations made in the Subodh and Stearns matters discussed above. Each letter demands that the Company’s Board of Directors take action to assert the Company’s rights. The Board of Directors is in the process of evaluating the demand letters.

The Company is unable to estimate the ultimate individual or aggregate amount of monetary liability or financial impact with respect to matters discussed above as of September  30, 2016.

Commitments for Capital Additions

Under the terms of the Amended Master Lease with HCRMC, the Company is required through April 1, 2019, upon the Lessee’s request, to provide the Lessee an amount to fund Capital Additions Costs (as defined in the Amended Master Lease) approved by the Company, in the Company’s reasonable discretion, such amount not to exceed $100 million in the aggregate (“Capital Addition Financing”), but the Company is not obligated to advance more than $50 million in Capital Addition Financing in any single lease year. In connection with any Capital Addition Financing, the minimum rent allocated to the applicable property will be increased by an amount equal to the product of: (i) the amount disbursed on account of the Capital Addition Financing for the applicable property times (ii) at the time of any such disbursement, the greater of (a) 7.75% and (b) 500 basis points in excess of the then current 10-year Treasury Rate. Any such Capital Addition Financing shall be structured in a REIT tax-compliant fashion. Through September 30, 2016, approximately $1.2 million in Capital Addition Financing has been funded by the Company.

NOTE 12.  Equity

Common Stock

The following table summarizes the Company’s common stock cash dividends declared in 2016:

		Amount	Dividend
Declaration Date	Record Date	Per Share	Payable Date
January 28	February 8	$0.575	February 23
April 27	May 9	0.575	May 24
July 28	August 8	0.575	August 23
October 31	November 10	0.370	November 25

The following table summarizes the Company’s other common stock activities (shares in thousands):

	Nine Months Ended September 30,
	2016	2015
Dividend Reinvestment and Stock Purchase Plan	1,763	2,345
Conversion of DownREIT units(1)	145	75
Exercise of stock options	133	820
Vesting of restricted stock units	527	382
Repurchase of common stock	236	178

(1)	Non-managing member limited liability company (“LLC”) units.

Accumulated Other Comprehensive Loss

The following table summarizes the Company’s accumulated other comprehensive loss (in thousands):

	September 30,	December 31,
	2016	2015
Cumulative foreign currency translation adjustment	$(21,415)	$(19,485)
Unrealized losses on cash flow hedges, net	(5,556)	(7,582)
Supplemental Executive Retirement Plan minimum liability	(3,200)	(3,411)
Unrealized gains on available for sale securities	7	8
Total accumulated other comprehensive loss	$(30,164)	$(30,470)

Noncontrolling Interests

At September 30, 2016, non-managing members held an aggregate of 4 million units in five limited liability companies (“DownREITs”), for which the Company is the managing member. At September 30, 2016, the carrying and fair values of these DownREIT units were $180 million and $221 million, respectively.

On October 7, 2015, the Company issued a 49% noncontrolling interest in HCP Ventures V to an institutional capital investor for $110 million (see Note 3).

See Note 15 for the supplemental schedule of non-cash financing activities.

NOTE 13.  Segment Disclosures

The Company evaluates its business and allocates resources based on its five reportable business segments: (i) SH NNN, (ii) SHOP, (iii) life science, (iv) medical office and (v) QCP. Under the medical office segment, the Company invests through the acquisition and development of medical office buildings (“MOBs”), which generally require a greater level of property management. Otherwise, the Company primarily invests, through the acquisition and development of real estate, in single tenant and operator properties. The Company has non-reportable segments that are comprised primarily of the Company’s debt investments, hospital properties and U.K. care homes. The accounting policies of the segments are the same as those in Note 2 to the Consolidated Financial Statements in the Company’s 2015 Annual Report on Form 10-K filed with the SEC, as amended by Note 2 herein. In August 2016, six SH NNN facilities were transitioned to a RIDEA structure (reported in our SHOP segment). There were no intersegment sales or transfers during the nine months ended September 30, 2015. The Company evaluates performance based upon: (i) property net operating income from continuing operations (“NOI”) and (ii) adjusted NOI (cash NOI) of the combined consolidated and unconsolidated investments in each segment.

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

The following tables summarize information for the reportable segments (in thousands):

For the three months ended September 30, 2016:

			Life	Medical		Other	Corporate
	SH NNN	SHOP	Science	Office	QCP	Non-reportable	Non-segment	Total
Rental revenues(1)	$104,249	$—	$90,847	$113,653	$123,716	$30,571	$—	$463,036
Resident fees and services	13	170,739	—	—	—	—	—	170,752
HCP share of unconsolidated JV revenues	—	50,973	1,929	502	—	410	—	53,814
Less:								—
Operating expenses	(1,794)	(121,502)	(18,487)	(44,738)	(1,036)	(1,190)	—	(188,747)
HCP share of unconsolidated JV operating expenses	—	(42,463)	(406)	(148)	—	(20)	—	(43,037)
NOI	102,468	57,747	73,883	69,269	122,680	29,771	—	455,818
Non-cash adjustments to NOI(2)	(1,003)	4,608	(314)	(814)	172	(1,140)	—	1,509
Adjusted (cash) NOI	101,465	62,355	73,569	68,455	122,852	28,631	—	457,327
Addback non-cash adjustments	1,003	(4,608)	314	814	(172)	1,140	—	(1,509)
Interest income	—	—	—	—	—	20,482	—	20,482
Interest expense	(644)	(8,130)	(634)	(1,608)	—	(2,260)	(104,584)	(117,860)
Depreciation and amortization	(34,030)	(26,837)	(31,967)	(41,111)	(1,467)	(7,462)	—	(142,874)
General and administrative expenses	—	—	—	—	—	—	(34,787)	(34,787)
Acquisition and pursuit costs	—	—	—	—	—	—	(17,568)	(17,568)
Loss on sales of real estate, net	—	—	—	(9)	—	—	—	(9)
Other income, net	—	—	—	—	—	—	1,454	1,454
Income tax benefit	—	—	—	—	—	—	2,213	2,213
Less: HCP share of unconsolidated JV NOI	—	(8,510)	(1,523)	(354)	—	(390)	—	(10,777)
Equity (loss) income in unconsolidated JVs	—	(3,517)	778	462	—	224	—	(2,053)
Net income (loss)	$67,794	$10,753	$40,537	$26,649	$121,213	$40,365	$(153,272)	$154,039

For the three months ended September 30, 2015:

			Life	Medical		Other	Corporate
	SH NNN	SHOP	Science	Office	QCP	Non-reportable	Non-segment	Total
Rental revenues(1)	$105,405	$182	$86,140	$108,898	$148,599	$33,143	$—	$482,367
Resident fees and services	—	155,290	—	—	—	—	—	155,290
HCP share of unconsolidated JV revenues	—	45,891	1,840	464	—	400	—	48,595
Less:								—
Operating expenses	(871)	(110,254)	(17,785)	(43,008)	(1,008)	(589)	—	(173,515)
HCP share of unconsolidated JV operating expenses	—	(39,226)	(425)	(150)	—	(19)	—	(39,820)
NOI	104,534	51,883	69,770	66,204	147,591	32,935	—	472,917
Non-cash adjustments to NOI(2)	(2,312)	6,984	(2,673)	(1,342)	(23,158)	(770)	—	(23,271)
Adjusted (cash) NOI	102,222	58,867	67,097	64,862	124,433	32,165	—	449,646
Addback non-cash adjustments	2,312	(6,984)	2,673	1,342	23,158	770	—	23,271
Interest income	—	—	—	—	—	19,842	—	19,842
Interest expense	(4,239)	(8,026)	(701)	(2,540)	—	(2,521)	(104,130)	(122,157)
Depreciation and amortization	(31,527)	(24,398)	(32,013)	(37,151)	(1,470)	(8,145)	—	(134,704)
General and administrative expenses	—	—	—	—	—	—	(20,534)	(20,534)
Acquisition and pursuit costs	—	—	—	—	—	—	(1,553)	(1,553)
Impairments	—	—	—	—	—	(69,622)	—	(69,622)
Gain on sales of real estate, net	—	—	—	52	—	—	—	52
Other expense, net	—	—	—	—	—	—	(572)	(572)
Income tax benefit	—	—	—	—	—	—	1,980	1,980
Less: HCP share of unconsolidated JV NOI	—	(6,665)	(1,415)	(314)	—	(381)	—	(8,775)
Equity (loss) income in unconsolidated JVs	—	(3,291)	706	(586)	11,485	—	—	8,314
Impairment of investments in unconsolidated JVs	—	—	—	—	(27,234)	—	—	(27,234)
Net income (loss)	$68,768	$9,503	$36,347	$25,665	$130,372	$(27,892)	$(124,809)	$117,954

For the nine months ended September 30, 2016:

			Life	Medical		Other	Corporate
	SH NNN	SHOP	Science	Office	QCP	Non-reportable	Non-segment	Total
Rental revenues(1)	$319,976	$—	$269,994	$331,881	$367,714	$95,476	$—	$1,385,041
Resident fees and services	13	500,704	—	—	—	—	—	500,717
HCP share of unconsolidated JV revenues	—	152,424	5,628	1,503	—	1,224	—	160,779
Less:								—
Operating expenses	(5,521)	(350,949)	(53,191)	(129,715)	(3,068)	(3,383)	—	(545,827)
HCP share of unconsolidated JV operating expenses	—	(125,244)	(1,173)	(452)	—	(30)	—	(126,899)
NOI	314,468	176,935	221,258	203,217	364,646	93,287	—	1,373,811
Non-cash adjustments to NOI(2)	(8,464)	15,175	(1,545)	(2,361)	375	(1,926)	—	1,254
Adjusted (cash) NOI	306,004	192,110	219,713	200,856	365,021	91,361	—	1,375,065
Addback non-cash adjustments	8,464	(15,175)	1,545	2,361	(375)	1,926	—	(1,254)
Interest income	—	—	—	—	—	71,298	—	71,298
Interest expense	(8,859)	(23,818)	(1,904)	(4,899)	—	(7,067)	(314,708)	(361,255)
Depreciation and amortization	(101,737)	(78,124)	(97,640)	(120,432)	(4,402)	(23,247)	—	(425,582)
General and administrative expenses	—	—	—	—	—	—	(83,079)	(83,079)
Acquisition and pursuit costs	—	—	—	—	—	—	(34,570)	(34,570)
Gain on sales of real estate, net	23,940	—	29,428	8,333	—	57,904	—	119,605
Other income, net	—	—	—	—	—	—	5,128	5,128
Income tax expense	—	—	—	—	—	—	(48,822)	(48,822)
Less: HCP share of unconsolidated JV NOI	—	(27,180)	(4,455)	(1,051)	—	(1,194)	—	(33,880)
Equity (loss) income in unconsolidated JVs	—	(8,477)	2,263	1,541	—	645	—	(4,028)
Net income (loss)	$227,812	$39,336	$148,950	$86,709	$360,244	$191,626	$(476,051)	$578,626

For the nine months ended September 30, 2015:

			Life	Medical		Other	Corporate
	SH NNN	SHOP	Science	Office	QCP	Non-reportable	Non-segment	Total
Rental revenues(1)	$317,520	$(7,127)	$255,100	$307,881	$454,740	$90,600	$—	$1,418,714
Resident fees and services	12	367,129	—	—	—	—	—	367,141
HCP share of unconsolidated JV revenues	—	134,047	5,257	1,395	—	1,193	—	141,892
Less:
Operating expenses	(2,655)	(260,393)	(51,718)	(121,330)	(2,898)	(2,894)	—	(441,888)
HCP share of unconsolidated JV operating expenses	—	(112,395)	(1,173)	(467)	—	(54)	—	(114,089)
NOI	314,877	121,261	207,466	187,479	451,842	88,845	—	1,371,770
Non-cash adjustments to NOI(2)	(8,853)	26,620	(8,635)	(4,326)	(65,807)	(1,633)	—	(62,634)
Adjusted (cash) NOI	306,024	147,881	198,831	183,153	386,035	87,212	—	1,309,136
Addback non-cash adjustments	8,853	(26,620)	8,635	4,326	65,807	1,633	—	62,634
Interest income	—	—	—	—	—	89,049	—	89,049
Interest expense	(12,677)	(23,895)	(2,229)	(7,458)	—	(7,270)	(304,040)	(357,569)
Depreciation and amortization	(93,260)	(55,627)	(92,503)	(102,748)	(4,410)	(21,081)	—	(369,629)
General and administrative expenses	—	—	—	—	—	—	(74,152)	(74,152)
Acquisition and pursuit costs	—	—	—	—	—	—	(23,350)	(23,350)
Impairments	—	—	—	(2,948)	(478,464)	(111,509)	—	(592,921)
Gain on sales of real estate, net	6,325	—	—	52	—	—	—	6,377
Other income, net	—	—	—	—	—	—	13,125	13,125
Income tax benefit	—	—	—	—	—	—	6,620	6,620
Less: HCP share of unconsolidated JV NOI	—	(21,652)	(4,084)	(928)	—	(1,139)	—	(27,803)
Equity (loss) income in unconsolidated JVs	—	(5,917)	2,123	(1,761)	39,471	—	—	33,916
Impairment of investments in unconsolidated JVs	—	—	—	—	(27,234)	—	—	(27,234)

Net income (loss)	$215,265	$14,170	$110,773	$71,688	$(18,795)	$36,895	$(381,797)	$48,199

(1)	Represents rental and related revenues, tenant recoveries and income from DFLs.
(2)	Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles and lease termination fees.

The following table summarizes the Company’s revenues by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment	2016	2015	2016	2015
SH NNN	$104,262	$105,405	$319,989	$317,532
SHOP	170,739	155,472	500,704	360,002
Life science	90,847	86,140	269,994	255,100
Medical office	113,653	108,898	331,881	307,881
QCP	123,716	148,599	367,714	454,740
Other non-reportable segment	51,053	52,985	166,774	179,649
Total revenues	$654,270	$657,499	$1,957,056	$1,874,904

The following table summarizes the Company’s assets by segment (in thousands):

	September 30,	December 31,
Segment	2016	2015
SH NNN	$5,097,301	$5,092,443
SHOP	3,476,136	3,195,384
Life science	3,983,929	3,905,137
Medical office	3,481,174	3,436,884
QCP	5,335,708	5,382,843
Gross reportable segment assets	21,374,248	21,012,691
Accumulated depreciation and amortization	(3,064,520)	(2,769,744)
Net reportable segment assets	18,309,728	18,242,947
Other non-reportable segment assets	1,598,092	1,787,579
Real estate and related assets held for sale, net	372,968	314,126
Other non-segment assets	907,757	1,105,197
Total assets	$21,188,545	$21,449,849

As a result of a change in operating and reporting segments, the Company allocated goodwill to the new reporting units using a relative fair value approach. In addition, the Company completed a goodwill impairment assessment for all reporting units immediately prior to the reallocation and determined that no impairment existed. At both September 30, 2016 and December 31, 2015, goodwill of $50 million was reallocated to segment assets as follows: (i) SH NNN—$21 million, (ii) SHOP—$9 million, (iii) medical office—$11 million, (iv) QCP—$3 million and (v) other—$6 million.

Subsequent Event.

The Spin-Off, completed on October 31, 2016, resulted in the Company disposing of its entire QCP segment, including its allocated goodwill (see Note 1).

NOTE 14.  Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator - Basic and Dilutive
Net income	$154,039	$117,954	$578,626	$48,199
Noncontrolling interests’ share in earnings	(2,789)	(2,592)	(9,540)	(8,566)
Net income attributable to HCP, Inc.	151,250	115,362	569,086	39,633
Participating securities’ share in earnings	(326)	(316)	(977)	(1,020)
Net income applicable to common shares	$150,924	$115,046	$568,109	$38,613

Denominator
Basic weighted average common shares	467,628	463,337	466,931	462,039
Dilutive potential common shares - equity awards	207	249	201	263
Diluted weighted average common shares	467,835	463,586	467,132	462,302

Earnings per common share
Basic	$0.32	$0.25	$1.22	$0.08
Diluted	$0.32	$0.25	$1.22	$0.08

Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, which requires the use of the two-class method when computing basic and diluted earnings per share. Options to purchase approximately 1.0 million and 1.2 million shares of common stock that had an exercise price (including deferred compensation expense) in excess of the average closing market price of the Company’s common stock during the three months ended September 30, 2016 and 2015, respectively, were not included in the Company’s earnings per share calculations because they are anti-dilutive. Restricted stock and performance restricted stock units representing 0.1 million and 0.3 million shares of common stock during the three months ended September 30, 2016 and 2015 were not included because they are anti-dilutive. Additionally, during the three months ended September 30, 2016 and 2015, 6 million shares issuable upon conversion of 4 million DownREIT units were not included because they are anti-dilutive.

NOTE 15.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2016	2015
Supplemental cash flow information:
Interest paid, net of capitalized interest	$401,628	$393,095
Income taxes paid	5,734	4,808
Capitalized interest	8,490	5,995
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	60,897	46,104
Non-cash acquisitions and dispositions settled with receivables and restricted cash held in connection with Section 1031 transactions	15,570	346,745
Tenant funded tenant improvements owned by HCP	21,085	17,552
Vesting of restricted stock units	527	382
Conversion of non-managing member units into common stock	6,093	2,454
Noncontrolling interest and other liabilities, net assumed in connection with the RIDEA III acquisition	—	61,219
Noncontrolling interest issued in connection with real estate acquisitions	—	3,885
Mortgage debt and other liabilities assumed with real estate acquisitions	78,131	21,076
Unrealized gains (losses) on available-for-sale securities and derivatives designated as cash flow hedges, net	1,531	(647)

NOTE 16.  Variable Interest Entities

On January 1, 2016, the Company adopted ASU 2015-02 using the modified retrospective method as permitted by the ASU. As a result of the adoption, the Company identified additional assets and liabilities of certain VIEs in its consolidated total assets and total liabilities at December 31, 2015 of $543 million and $651 million, respectively. Refer to the specific VIE descriptions below for detail on which entities were classified as consolidated VIEs subsequent to the adoption of ASU 2015-02. Additionally, the Company deconsolidated three JVs and recognized $0.5 million as a cumulative-effect adjustment to cumulative dividends in excess of earnings.

Unconsolidated Variable Interest Entities

At September 30, 2016, the Company had investments in: (i) four unconsolidated VIE JVs, (ii) 358 properties leased to VIE tenants, (iii) marketable debt securities of a VIE and (iv) a loan to a VIE borrower. The Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated JVs (HCRMC, CCRC OpCo, Vintage Park Development JV and the LLC investment discussed below), it has no formal involvement in these VIEs beyond its investments.

Until the completion of the Spin-Off of QCP on October 31, 2016, the Company leased 310 properties to, and had an approximately 9% ownership interest in, HCRMC that was identified as a VIE upon a reconsideration event in the fourth quarter of 2015. HCRMC has experienced continued operational declines and is a “thinly capitalized” entity that relies on the operating cash flows generated from its senior housing and post-acute facilities to fund operating expenses, including the rent obligations under the Amended Master Lease (see Notes 1, 5 and 7).

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

The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at September 30, 2016 are as follows (in thousands):

	Maximum Loss		Carrying
VIE Type	Exposure(1)	Asset/Liability Type	Amount
HCRMC(2)	$5,107,180	Net investment in DFLs and investments in unconsolidated JVs	$5,107,180
VIE tenants—DFLs(2)	601,799	Net investment in DFLs	601,799
VIE tenants—operating leases(2)	8,403	Lease intangibles, net and straight-line rent receivables	8,403
CCRC OpCo	224,171	Investments in unconsolidated JVs	224,171
Four Seasons	100,870	Loans and marketable debt securities	100,870
Vintage Park Development JV	8,088	Investments in unconsolidated JVs	8,088
CMBS and LLC investment	33,166	Marketable debt and cost method investment	33,166

(1)	The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).
(2)	The Company’s maximum loss exposure may be mitigated by re-leasing the underlying properties to new tenants upon an event of default.

As of September 30, 2016, the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls). See Notes 5, 6, 7 and 9 for additional descriptions of the nature, purpose and operating activities of the Company’s unconsolidated VIEs and interests therein.

Consolidated Variable Interest Entities

RIDEA I.  The Company holds a 90% ownership interest in JV entities formed in September 2011 that own and operate senior housing properties in a RIDEA structure (“RIDEA I”). The Company has historically classified RIDEA I OpCo as a VIE and, as a result of the adoption of ASU 2015-02, also classifies RIDEA I PropCo as a VIE due to the non-managing member lacking substantive participation rights in the management of RIDEA I PropCo or kick-out rights over the managing member. The Company consolidates RIDEA I PropCo and RIDEA I OpCo as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of RIDEA I PropCo primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of notes payable to a non-VIE consolidated subsidiary of the Company. The assets of RIDEA I OpCo primarily consist of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to RIDEA I PropCo and operating expenses of its senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) of the RIDEA I structure may only be used to settle its contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facilities and debt costs).

RIDEA II.  The Company holds an 80% ownership interest in JV entities formed in August 2014 that own and operate senior housing properties in a RIDEA structure (“RIDEA II”). The Company consolidates RIDEA II (“SH PropCo” and “SH OpCo”) as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of SH PropCo primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of a note payable to a non-VIE consolidated subsidiary of the Company. The assets of SH OpCo primarily consist of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to SH PropCo and operating expenses of its senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) of the RIDEA II structure may only be used to settle its contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facilities and debt costs). See Note 4 for additional discussion of pending RIDEA II transactions.

RIDEA III.  The Company holds a 90% ownership interest in JV entities formed in June 2015 that own and operate senior housing properties in a RIDEA structure. The Company has historically classified RIDEA III OpCo as a VIE and, as a result of the adoption of ASU 2015-02, also classifies RIDEA III PropCo as a VIE due to the non-managing member lacking substantive participation rights in the management of RIDEA III PropCo or kick-out rights over the managing member. The Company consolidates RIDEA III PropCo and RIDEA III OpCo as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of RIDEA III PropCo primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of a note payable to a non-VIE consolidated subsidiary of the Company. The assets of RIDEA III OpCo primarily consist of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to RIDEA III PropCo and operating expenses of its senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) of the RIDEA III structure may only be used to settle its contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facilities and debt costs).

HCP Ventures V, LLC.  The Company holds a 51% ownership interest in and is the managing member of a JV entity formed in October 2015 that owns and leases MOBs (“HCP Ventures V, LLC”). Upon adoption of ASU 2015-02, the Company classified HCP Ventures V, LLC as a VIE due to the non-managing member lacking substantive participation rights in the management of HCP Ventures V, LLC or kick-out rights over the managing member. The Company consolidates HCP Ventures V, LLC as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of HCP Ventures V, LLC primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of capital expenditures for the properties. Assets generated by HCP Ventures V, LLC may only be used to settle its contractual obligations (primarily from capital expenditures).

Vintage Park JV.  The Company holds a 90% ownership interest in a JV entity formed in January 2015 that owns an 85% interest in an unconsolidated development VIE (“Vintage Park JV”). Upon adoption of ASU 2015-02, the Company classified Vintage Park JV as a VIE due to the non-managing member lacking substantive participation rights in the management of the Vintage Park JV or kick-out rights over the managing member. The Company consolidates Vintage Park JV as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of Vintage Park JV primarily consist of an investment in the Vintage Park Development JV and cash and cash equivalents; its obligations primarily consist of funding the ongoing development of the Vintage Park Development JV. Assets generated by the Vintage Park JV may only be used to settle its contractual obligations (primarily from the funding of the Vintage Park Development JV).

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

Other consolidated VIEs.  The Company made a loan to an entity that entered into a tax credit structure (“Tax Credit Subsidiary”) and a loan to an entity that made an investment in a development JV (“Development JV”) both of which are considered VIEs. The Company consolidates the Tax Credit Subsidiary and Development JV as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIEs’ economic performance. The assets and liabilities of the Tax Credit Subsidiary and Development JV substantially consist of a development in progress, notes receivable, prepaid expenses, notes payable, and accounts payable and accrued liabilities generated from their operating activities. Any assets generated by the operating activities of the Tax Credit Subsidiary and Development JV may only be used to settle their contractual obligations.

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

The following tables provide information regarding the Company’s concentrations with respect to certain tenants:

	Percentage of		Percentage of
	SH NNN Gross Assets		SH NNN Revenues
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
Tenant	2016	2015	2016	2015	2016	2015
Brookdale	54%	53%	60%	59%	59%	58%

	Percentage of		Percentage of
	QCP Gross Assets		QCP Revenues
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
Tenant	2016	2015	2016	2015	2016	2015
HCRMC(1)	96%	96%	94%	95%	94%	95%

	Percentage of		Percentage of
	Total Company Gross Assets		Total Company Revenues
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
Tenant	2016	2015	2016	2015	2016	2015
HCRMC(1)	24%	24%	18%	21%	18%	23%
Brookdale(2)	13%	13%	10%	9%	10%	10%

(1)	Subsequent to the Spin-Off on October 31, 2016, the Company’s concentration in HCRMC was reduced to less than 10 percent.
(2)	Excludes senior housing facilities operated by Brookdale in the Company’s SHOP segment, as discussed below.

As of September 30, 2016 and December 31, 2015, Brookdale managed or operated approximately 13% and 13%, respectively, of the Company’s real estate investments based on gross assets. Because an operator manages the Company’s facilities in exchange for the receipt of a management fee, the Company is not directly exposed to the credit risk of its operators in the same manner or to the same extent as its triple-net tenants. As of September 30, 2016, Brookdale provided comprehensive facility management and accounting services with respect to 107 of the Company’s senior housing facilities and 15 CCRCs owned by the CCRC JV, for which the Company or JV pay annual management fees pursuant to long-term management agreements. Most of the management agreements have terms ranging from 10 to 15 years, with three to four 5-year renewal periods. The base management fees are 4.5% to 5.0% of gross revenues (as defined) generated by the RIDEA facilities. In addition, there are incentive management fees payable to Brookdale if operating results of the RIDEA properties exceed pre-established EBITDAR (as defined) thresholds.

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

NOTE 18.  Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The following table illustrates the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2016 in the consolidated balance sheets (in thousands):

Financial Instrument	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$37	$37	$—	$—
Interest-rate swap liabilities	6,558	—	6,558	—
Currency swap asset	2,901	—	2,901	—
Warrants	18	—	—	18

Recognized gains and losses are recorded in other income (loss), net on the Company’s consolidated statements of operations. During the nine months ended September 30, 2016, there were no transfers of financial assets or liabilities within the fair value hierarchy.

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

The following table summarizes the carrying values and fair values of the Company’s financial instruments (in thousands):

	September 30, 2016		December 31, 2015
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Loans receivable, net(2)	$682,994	$688,804	$768,743	$770,052
Marketable debt securities(2)	82,081	82,081	102,958	102,958
Marketable equity securities(1)	37	37	39	39
Warrants(3)	18	18	55	55
Bank line of credit(2)	1,372,032	1,372,032	397,432	397,432
Term loans(2)	462,181	462,181	524,807	524,807
Senior unsecured notes(1)	8,229,731	8,737,688	9,120,107	9,390,668
Mortgage debt(2)	762,715	813,236	932,212	963,786
Other debt(2)	93,876	93,876	94,445	94,445
Interest-rate swap assets(2)	—	—	196	196
Interest-rate swap liabilities(2)	6,558	6,558	6,251	6,251
Currency swap asset(2)	2,901	2,901	1,551	1,551

(1)	Level 1: Fair value calculated based on quoted prices in active markets.
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

NOTE 19.  Derivative Financial Instruments

The following table summarizes the Company’s outstanding interest-rate and foreign currency swap contracts as of September 30, 2016 (dollars and British pound sterling (“GBP”) in thousands):

			Fixed
		Hedge	Rate/Buy	Floating/Exchange	Notional/
Date Entered	Maturity Date	Designation	Amount	Rate Index	Sell Amount	Fair Value(1)
Interest rate:
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$44,700	$(4,643)
November 2008(3)	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	$24,600	$(35)
January 2015(4)	October 2017	Cash Flow	1.79%	1 Month GBP LIBOR+0.975%	£220,000	$(1,880)
Foreign currency:
January 2015(5)	October 2017	Cash Flow	$20,700	Buy USD/Sell GBP	£13,700	$2,901

(1)	Derivative assets are recorded in other assets, net and derivative liabilities are recorded in accounts payable and accrued liabilities on the consolidated balance sheets.
(2)	Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.
(3)	Represents an interest-rate swap contract, which hedges fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.
(4)	Hedges fluctuations in interest payments on variable-rate unsecured debt due to fluctuations in the underlying benchmark interest rate.
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

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of a derivative instrument due to adverse changes in market prices. Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet its financial obligation. The Company does not obtain collateral associated with its derivative contracts, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At September 30, 2016, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

As of September 30, 2016, the Company has £268 million of its GBP-denominated borrowings under the Facility and 2012 Term Loan designated as a hedge of a portion of the Company’s net investments in GBP-functional subsidiaries to mitigate its exposure to fluctuations in the GBP to USD exchange rate. For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to USD exchange rate of the instrument is recorded as part of the cumulative translation adjustment component of accumulated other comprehensive income (loss). Accordingly, the remeasurement value of the designated £268 million GBP-denominated borrowings due to fluctuations in the GBP to USD exchange rate are reported in accumulated other comprehensive income (loss) as the hedging relationship is considered to be effective. The cumulative balance of the remeasurement value will be reclassified to earnings when the hedged investment is sold or substantially liquidated.

During the three and nine months ended September 30, 2016, the Company determined a portion of a cash flow hedge was ineffective and reclassified $0.1 million and $0.4 million, respectively, of unrealized gains related to this interest-rate swap contract into other income (loss), net during each of the respective periods. The Company expects that the hedged forecasted transactions for each of the outstanding qualifying cash flow hedging relationships at September 30, 2016 remain probable of occurring and, as a result, no additional gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings for any other outstanding hedges.

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

		Effects of Change in Interest and Foreign Currency Rates
		+50 Basis	-50 Basis	+100 Basis	-100 Basis
Date Entered	Maturity Date	Points	Points	Points	Points
Interest rate:
July 2005	July 2020	$884	$(722)	$1,686	$(1,524)
November 2008	October 2016	2	(7)	7	(12)
January 2015	October 2017	1,566	(1,524)	3,110	(3,069)
Foreign currency:
January 2015	October 2017	(28)	149	(117)	238

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

Cautionary Language Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements.” We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “forecast,” “plan,” “potential,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. Forward-looking statements reflect our current expectations and views about future events and are subject to risks and uncertainties that could significantly affect our future financial condition and results of operations. While forward-looking statements reflect our good faith belief and reasonable assumptions based upon current information, we can give no assurance that our expectations or forecasts will be attained. Further, we cannot guarantee the accuracy of any such forward-looking statement contained in this Quarterly Report, and such forward-looking statements are subject to known and unknown risks and uncertainties that are difficult to predict. As more fully set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:

•

our reliance on a concentration of a small number of tenants and operators for a significant portion of our revenues, with our concentration in Brookdale increasing as a result of the consummation of the Spin-Off of QCP on October 31, 2016;

•

the financial condition of our existing and future tenants, operators and borrowers, including potential bankruptcies and downturns in their businesses, and their legal and regulatory proceedings, which results in uncertainties regarding our ability to continue to realize the full benefit of such tenants’ and operators’ leases and borrowers’ loans;

•

the ability of our existing and future tenants, operators and borrowers to conduct their respective businesses in a manner sufficient to maintain or increase their revenues and to generate sufficient income to make rent and loan payments to us and our ability to recover investments made, if applicable, in their operations;

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

•	changes in global, national and local economic conditions, and currency exchange rates;
•	our ability to manage our indebtedness level and changes in the terms of such indebtedness; and
•	our ability to maintain our qualification as a real estate investment trust (“REIT”).

Except as required by law, we do not undertake, and hereby disclaim, any obligation to update any forward-looking statements, which speak only as of the date on which they are made.

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

Executive Summary

HCP, Inc., a Standard & Poor’s (“S&P”) 500 company, invests primarily in real estate serving the healthcare industry in the United States. We are a Maryland corporation organized in 1985 and qualify as a self-administered REIT. We acquire, develop, lease, manage and dispose of healthcare real estate, and provide financing to healthcare providers. At September 30, 2016, our portfolio of investments, including properties in our unconsolidated joint ventures (“JVs”), consisted of interests in 1,198 properties.

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

We maintain a disciplined balance sheet by actively managing our debt to equity levels and maintaining multiple sources of liquidity, such as our revolving line of credit facility, access to capital markets and secured debt lenders, relationships with current and prospective institutional JV partners, and our ability to divest assets. Our debt obligations are primarily long-term fixed rate with staggered maturities, which reduces the impact of rising interest rates on our operations.

We finance our investments based on our evaluation of available sources of funding. For short-term purposes, we may utilize our revolving line of credit facility or arrange for other short-term borrowings from banks or other sources. We arrange for longer-term financing by offering debt and equity securities, placing mortgage debt and obtaining capital from institutional lenders and JV partners.

2016 Transaction Overview

HCR ManorCare, Inc.

Spin-Off of Real Estate Portfolio

On October 31, 2016, we completed our previously announced spin-off (the “Spin-Off”) of our subsidiary, Quality Care Properties, Inc. (“QCP”) (NYSE:QCP). QCP’s assets include 338 properties, primarily comprised of the HCR ManorCare, Inc. (“HCRMC”) direct financing lease (“DFL”) investments and an equity investment in HCRMC. Following the completion of the Spin-Off on October 31, 2016, QCP is an independent, publicly-traded, self-managed and self-administrated REIT.

We entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) with QCP in connection with the Spin-Off. The Separation and Distribution Agreement divides and allocates the assets and liabilities of HCP prior to the Spin-Off between QCP and HCP, governs the rights and obligations of the parties regarding the Spin-Off, and contains other key provisions relating to the separation of QCP’s business from HCP.

In connection with the Spin-Off, we have entered into a Transition Services Agreement ("TSA") with QCP. Per the terms of the TSA, we have agreed to provide certain administrative and support services to QCP on a transitional basis for established fees, which are expected to approximate the actual cost incurred by us in providing the transition services to QCP for the relevant period. The TSA provides that QCP generally has the right to terminate a transition service upon thirty days' notice to us. The TSA contains provisions under which we will, subject to certain limitations, be obligated to indemnify QCP for losses incurred by QCP resulting from our breach of the TSA.

See Note 1 to the Consolidated Financial Statements for further information on the Spin-Off.

Third Quarter Operating Performance

For the third quarter of 2016, HCRMC reported normalized EBITDAR (defined as earnings before interest, taxes, depreciation and amortization, and rent) of $119 million, bringing the year-to-date total to $382 million. On a year-over-year basis, normalized EBITDAR decreased $8 million, or 6% for the quarter, and decreased $38 million or 9% year-to-date, primarily due to a weaker flu season, continued pressure from payor mix shift and shorter lengths of stay. HCRMC’s normalized fixed charge coverage ratio for the trailing twelve months ended September 30, 2016 was 1.02x and for the trailing three months ended September 30, 2016 was 0.98x.

HCRMC ended the quarter with $164 million of cash and cash equivalents and continues to be current on its obligations under the amended master lease we entered into with HCRMC in March 2015.

Second Quarter Operating Performance

For the second quarter of 2016, HCRMC reported normalized EBITDAR of $132 million, bringing the year-to-date total to $263 million. On a year-over-year basis, normalized EBITDAR decreased $14 million, or 10% for the quarter, and decreased $41 million or 13% year-to-date, primarily due to a weaker flu season, continued pressure from payor mix shift and shorter lengths of stay. HCRMC’s normalized fixed charge coverage ratio for the trailing twelve months ended June 30, 2016 was 1.03x and for the trailing three months ended June 30, 2016 was 1.08x.

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

Transaction Activity

During the nine months ended September 30, 2016, we completed 11 of our planned 50 non-strategic asset sales, generating proceeds of $62 million, bringing total anticipated sales proceeds from all 50 assets to $350 million, including our sales of 22 non-strategic asset in 2015.  Of the 17 remaining non-strategic facilities, seven are expected to close by the end of 2016 and 10 are expected to be sold in the first quarter of 2017, for an aggregate amount of $62 million. In addition, we completed the final transfer of the nine assets that were part of the HCRMC master lease amendment representing $275 million of value received in the fee ownership of these recently built post-acute assets, by acquiring the remaining two assets for $92 million during the three months ended March 31, 2016.

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

During the nine months ended September 30, 2016, the Company determined that it may sell assets during the next five years and, therefore, recorded a deferred tax liability of $47 million representing its estimated exposure to state built-in gain tax.

See Notes 1, 5, 6, 7, 10, 11 and 17 to the Consolidated Financial Statements for additional discussion of HCRMC, which information is incorporated by reference herein.

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

In September 2016, we acquired a portfolio of seven private pay senior housing communities for $186 million, including the assumption of $74 million of debt maturing in 2044 at a 4.0% interest rate. Consisting of 526 assisted living and memory care units, the portfolio will be managed by Senior Lifestyle Corporation in a 100% owned RIDEA structure which is permitted by the Housing and Economic Recovery Act of 2008 (commonly referred to as “RIDEA”).

Developments and Redevelopments

Through November 1, 2016, we have pre-leased 73% of The Cove Phase I, which consists of two Class A buildings totaling up to 250,000 square feet, expected to be delivered in the third quarter of 2016. In response to Phase I leasing success and continued strong demand from life science users in South San Francisco, in February 2016, we commenced the $215 million development, The Cove Phase II, which adds two Class A buildings totaling up to 230,000 square feet expected to be delivered by the third quarter of 2017. Through November 1, 2016, we have pre-leased 50% of The Cove Phase II. In response to The Cove Phase I and Phase II leasing success and continued strong demand from life science users in South

San Francisco, we are commencing the $211 million development of Phase III, which adds two Class A buildings representing up to 336,000 square  feet.

In June 2016, we commenced a $62 million multi-building development project encompassing 301,000 square feet at our Ridgeview Business Park in Poway, California, which is 50% pre-leased. The project includes a $32 million build-to-suit totaling 152,000 square feet for an existing tenant and is expected to be completed in 2018 as part of a larger leasing transaction.

Disposition Transactions

During the nine months ended September 30, 2016, we sold five post-acute/skilled nursing and two senior housing triple-net (“SH NNN”) facilities for $130 million, a life science facility for $74 million, three medical office buildings for $20 million and a senior housing operating portfolio (“SHOP”) facility for $6 million and recognized total gain on sales of $120 million.

In October 2016, we sold seven SH NNN facilities for $88 million. As part of the sale transaction we provided a $10 million mezzanine loan with a five year term which accrues interest at 9%. Concurrently, we modified the in-place NNN master lease to transition the operations of the remaining three properties to a new regional operator.

In October 2016, we entered into definitive agreements to sell 64 assets, currently under triple-net leases with Brookdale for $1.125 billion to affiliates of Blackstone Real Estate Partners VIII L.P. The closing of this transaction is expected to occur in the first quarter of 2017 and remains subject to regulatory and third party approvals and other customary closing conditions. Additionally, in October 2016, we entered into definitive agreements for a multi-element transaction with Brookdale to: (i) sell or transition 25 assets currently triple-net leased to Brookdale, for which Brookdale will receive a $10.5 million annualized rent reduction upon sale or transition, (ii) re-allocate annual rent of $9.6 million from those 25 assets to the remaining Brookdale triple-net lease portfolio and (iii) transition eight triple-net leased assets into RIDEA structures. The closing of these transactions is expected to occur during the fourth quarter of 2016 and throughout 2017 and remain subject to regulatory and third party approvals and other customary closing conditions.

In June 2016 and September 2016, we entered into a definitive agreements to sell two SHOP facilities out of RIDEA III for $22 million (sold in October 2016) and $13 million, respectively. The remaining SHOP facility is expected to close in the fourth quarter of 2016.

In June 2016 and September 2016, we received $51 million and $16 million from the monetization of three senior housing development loans, recognizing $15 million and $4 million of incremental interest income, respectively, which represents our participation in the appreciation of the underlying real estate assets.

In July 2016, we entered into a definitive agreement to sell four life science facilities in Salt Lake City, Utah for $76 million. This transaction is expected to close in the first quarter of 2017.

In May 2016, we entered into a master contribution agreement with Brookdale to contribute our ownership interest in RIDEA II to an unconsolidated JV owned by HCP and an investor group led by Columbia Pacific Advisors,  LLC (“CPA”) (the “HCP/CPA JV”). The members have also agreed to recapitalize RIDEA II with an estimated $630 million of debt, of which an estimated $365 million will be provided by a third-party and an estimated $265 million will be provided by HCP. In return, we will receive an estimated $470 million in cash proceeds from the HCP/CPA JV and an estimated $265 million in note receivables and retain an approximately 40% beneficial interest in RIDEA II (the note receivable and 40% beneficial interest are herein referred to as the “RIDEA II Investments”). This transaction, upon completion, would result in HCP deconsolidating the net assets of RIDEA II because it will not direct the activities that most significantly impact the venture. The closing of these transactions is expected to occur in the fourth quarter of 2016 and remains subject to regulatory and third-party approvals and other customary closing conditions.

In January 2016, we entered into a definitive agreement for purchase options that were exercised on eight life science facilities in South San Francisco, California, to be sold in two tranches for $311 million and $269 million, respectively. These transactions are expected to close in the fourth quarter of 2016 for the first tranche and 2018 for the second tranche.

Financing Activities

In September 2016, we repaid $400 million of maturing senior unsecured notes and assumed $74 million of mortgage debt maturing in 2044 at a 4.0% interest rate.

In July 2016, we exercised a one-year extension option on our £137 million ($178 million at September 30, 2016), four-year unsecured term loan that was entered into on July 30, 2012 (the “2012 Term Loan”). Based on our credit ratings at September 30, 2016, the 2012 Term Loan accrues interest at a rate of British pound sterling (“GBP”) LIBOR plus 1.40%.

In February 2016, we repaid $500 million of maturing senior unsecured notes.

Dividends

On October 31, 2016, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.37 per share. The common stock dividend will be paid on November 25, 2016 to stockholders of record as of the close of business on November 10, 2016.

Results of Operations

We evaluate our business and allocate resources among our reportable business segments: (i) senior housing triple-net (SH NNN), (ii) senior housing operating portfolio (SHOP), (iii) life science, (iv) medical office and (v) QCP. Under the medical office segment, we invest through the acquisition and development of medical office buildings (“MOBs”), which generally require a greater level of property management. Otherwise, we primarily invest, through the acquisition and development of real estate, in single tenant and operator properties. We have other non-reportable segments that are comprised primarily of our U.K. care homes, debt investments and hospitals. We evaluate performance based upon (i) property net operating income from continuing operations (“NOI”) and (ii) adjusted NOI (cash NOI) of the combined consolidated and unconsolidated investments in each segment.

Non-GAAP Financial Measures

Net Operating Income (“NOI”)

NOI and adjusted NOI are non-U.S. generally accepted accounting principles (“GAAP”) supplemental financial measures used to evaluate the operating performance of real estate. We include properties from our consolidated portfolio, as well as our pro-rata share of properties owned by our unconsolidated joint ventures in our NOI and adjusted NOI. We believe providing this information assists investors and analysts in estimating the economic interest in our total portfolio of real estate. Our pro-rata share information is prepared on a basis consistent with the comparable consolidated amounts, is intended to reflect our proportionate economic interest in the operating results of properties in our portfolio and is calculated by applying our actual ownership percentage for the period. We do not control the unconsolidated joint ventures, and the pro-rata presentations of revenues and expenses included in NOI (see below) do not represent our legal claim to such items. The joint venture members or partners are entitled to profit or loss allocations and distributions of cash flows according to the joint venture agreements, which provide for such allocations generally according to their invested capital.

The presentation of pro-rata information has limitations, which include, but are not limited to, the following (i) the amounts shown on the individual line items were derived by applying our overall economic ownership interest percentage determined when applying the equity method of accounting and do not necessarily represent our legal claim to the assets and liabilities, or the revenues and expenses and (ii) other companies in our industry may calculate their pro-rata interest differently, limiting the usefulness as a comparative measure. Because of these limitations, the pro-rata financial information should not be considered independently or as a substitute for our financial statements as reported under GAAP. We compensate for these limitations by relying primarily on our GAAP financial statements, using the pro-rata financial information as a supplement.

NOI is defined as rental and related revenues, including tenant recoveries, resident fees and services, and income from DFLs, less property level operating expenses; NOI excludes all other financial statement amounts included in net income (loss) as presented in Note 13 to the Consolidated Financial Statements. Management believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles, non-refundable entrance fees and lease termination fees (“non-cash adjustments”). Adjusted NOI is oftentimes referred to as “cash NOI.” We use NOI and adjusted NOI to make decisions about resource allocations, to assess and compare property level performance, and to evaluate our same property portfolio (“SPP”), as described below. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect various excluded items. Further, our definition of NOI may not be comparable to the definition used by other REITs or real estate companies, as they may use different methodologies for calculating NOI. For a reconciliation of NOI and Adjusted NOI to net income (loss) by segment, refer to Note 13 to the Consolidated Financial Statements.

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

Same Property Portfolio

SPP NOI and adjusted NOI information allows us to evaluate the performance of our property portfolio under a consistent population by eliminating changes in the composition of our portfolio of properties. We include properties from our consolidated portfolio, as well as properties owned by our unconsolidated joint ventures in our SPP NOI and adjusted NOI (see NOI above for further discussion regarding our use of pro-rata share information and its limitations). We identify our SPP as stabilized properties that remained in operations and were consistently reported as leased properties or RIDEA properties for the duration of the year-over-year comparison periods presented, excluding assets held for sale. Accordingly, it takes a stabilized property a minimum of 12 months in operations under a consistent reporting structure to be included in our SPP. Newly acquired operating assets are generally considered stabilized at the earlier of lease-up (typically when the tenant(s) control(s) the physical use of at least 80% of the space) or 12 months from the acquisition date. Newly completed developments and redevelopments are considered stabilized at the earlier of lease-up or 24 months from the date the property is placed in service. SPP NOI excludes (i) certain non-property specific operating expenses that are allocated to each operating segment on a consolidated basis and (ii) entrance fees and related activity such as deferred expenses, reserves and management fees related to entrance fees. A property is removed from our SPP when it is sold, placed into redevelopment or changes its reporting structure. For a reconciliation of SPP to total portfolio adjusted NOI and other relevant disclosures by segment, refer to our Segment Analysis below.

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

FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is net income (loss) applicable to common shares (computed in accordance with GAAP), excluding gains or losses from sales of depreciable property, including any current and deferred taxes directly associated with sales of depreciable property, impairments of, or related to, depreciable real estate, plus real estate and other depreciation and amortization, and adjustments to compute our share of FFO and FFO as adjusted (see below) from joint ventures. Adjustments for joint ventures are calculated to reflect our pro-rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of FFO for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated joint ventures in which we do not own 100% of the equity by adjusting our FFO to remove the third party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods. Our pro-rata share information is prepared on a basis consistent with the comparable consolidated amounts, is intended to reflect our proportionate economic interest in the operating results of properties in our portfolio and is calculated by applying our actual ownership percentage for the period. We do not control the unconsolidated joint ventures, and the pro-rata presentations of reconciling items included in FFO (see above) do not represent our legal claim to such items. The joint venture members or partners are entitled to profit or loss allocations and distributions of cash flows according to the joint venture agreements, which provide for such allocations generally according to their invested capital.

The presentation of pro-rata information has limitations which include, but are not limited to, the following: (i) the amounts shown on the individual line items were derived by applying our overall economic ownership interest percentage determined when applying the equity method of accounting or allocating noncontrolling interests, and do not necessarily represent our legal claim to the assets and liabilities, or the revenues and expenses; and (ii) other companies in our industry may calculate their pro-rata interest differently, limiting the usefulness as a comparative measure. Because of these limitations, the pro-rata financial information should not be considered independently or as a substitute for our financial statements as reported under GAAP. We compensate for these limitations by relying primarily on our GAAP financial statements, using the pro-rata financial information as a supplement. FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income (loss). We compute FFO in accordance with the current NAREIT definition; however, other REITs may report FFO differently or have a different interpretation of the current NAREIT definition from ours.

In addition, we present FFO before the impact of non-comparable items including, but not limited to, severance-related charges, litigation settlement charges, preferred stock redemption charges, impairments (recoveries) of non-depreciable assets, prepayment costs (benefits) associated with early retirement or payment of debt, foreign currency remeasurement losses (gains) and transaction-related items (“FFO as adjusted”). Prepayment costs (benefits) associated with early retirement of debt include the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of debt. Transaction-related items include acquisition and pursuit costs (e.g., due diligence and closing) and gains/charges incurred as a result of mergers and acquisitions and lease amendment or termination activities. Management believes that FFO as adjusted provides a meaningful supplemental measurement of our FFO run-rate and is frequently used by analysts, investors and other interested parties in the evaluation of our performance as a REIT. At the same time that NAREIT created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe stockholders, potential investors and financial analysts who review our operating performance are best served by an FFO run-rate earnings measure that includes, in addition to adjustments made to arrive at the NAREIT defined measure of FFO, other adjustments to net income (loss). FFO as adjusted is used by management in analyzing our business and the performance of our properties, and we believe it is important that stockholders, potential investors and financial analysts understand this measure used by management. We use FFO as adjusted to: (i) evaluate our performance in comparison with expected results and results of previous periods, relative to resource allocation decisions, (ii) evaluate the performance of our management, (iii) budget and forecast future results to assist in the allocation of resources, (iv) assess our performance as compared with similar real estate companies and the industry in general and (v) evaluate how a specific potential investment will impact our future results. Other REITs or real estate companies may use different methodologies for calculating an adjusted FFO measure, and accordingly, our FFO as adjusted may not be comparable to those reported by other REITs. For a reconciliation of net income (loss) to FFO and FFO as adjusted and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.

Funds Available for Distribution (“FAD”)

FAD is defined as FFO as adjusted after excluding the impact of the following: (i) amortization of acquired market lease intangibles, net, (ii) amortization of deferred compensation expense, (iii) amortization of deferred financing costs, net, (iv) straight-line rents, (v) non-cash interest and depreciation related to DFLs and lease incentive amortization (reduction of straight-line rents) and (vi) deferred revenues, excluding amounts amortized into rental income that are associated with tenant funded improvements owned/recognized by us and up-front cash payments made by tenants to reduce their contractual rents. Also, FAD: (i) is computed after deducting recurring capital expenditures, including leasing costs and second generation tenant and capital improvements, and (ii) includes lease restructure payments and adjustments to compute our share of FAD from our unconsolidated joint ventures and those related to CCRC non-refundable entrance fees. Adjustments for joint ventures are calculated to reflect our pro-rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of FAD for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated joint ventures in which we do not own 100% of the equity by adjusting our FAD to remove the third party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods (see FFO above for further disclosure regarding our use of pro-rata share information and its limitations). Other REITs or real estate companies may use different methodologies for calculating FAD, and accordingly, our FAD may not be comparable to those reported by other REITs. Although our FAD computation may not be comparable to that of other REITs, management believes FAD provides a meaningful supplemental measure of our performance and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. We believe FAD is an alternative run-rate earnings measure that improves the understanding of our operating results among investors and makes comparisons with: (i) expected results, (ii) results of previous periods and (iii) results among REITS more meaningful. FAD does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as it excludes the following items which generally flow through our cash flows from operating activities: (i) adjustments for changes in working capital or the actual timing of the payment of income or expense items that are accrued in the period, (ii) transaction-related costs, (iii) litigation settlement expenses, (iv) severance-related expenses and (v) actual cash receipts from interest income recognized on loans receivable (in contrast to our FAD adjustment to exclude non-cash interest and depreciation related to our investments in direct financing leases). Furthermore, FAD is adjusted for recurring capital expenditures, which are generally not considered when determining cash flows from operations or liquidity. FAD is a non-GAAP supplemental financial measure and should not be considered as an alternative to net income (loss) determined in accordance with GAAP. For a reconciliation of net income (loss) to FAD and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015 and the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

Overview

Three Months Ended September 30, 2016 and 2015

The following table summarizes results for the three months ended September 30, 2016 and 2015 (dollars in thousands except per share data):

	Three Months Ended		Three Months Ended		Per
	September 30, 2016		September 30, 2015		Share
	Amount	Per Share	Amount	Per Share	Change
Net income applicable to common shares	$150,924	$0.32	$115,046	$0.25	$0.07
FFO	304,387	0.65	263,370	0.57	0.08
FFO as adjusted	336,513	0.72	365,800	0.79	(0.07)
FAD	317,540		309,946

Earnings per share (“EPS”) and FFO increased $0.07 and $0.08 per share, respectively, primarily as a result of: (i) impairment charges during the third quarter of 2015 not repeated in the third quarter of 2016 and (ii) increased NOI from: (a) annual rent escalations,  (b)  our third and fourth quarter 2015 and year-to-date 2016 consolidated acquisitions and (c)  developments placed in service. The increase in EPS was partially offset by: (i) a reduction in income from our HCRMC investments as a result of the sale of non-strategic assets during the second half of 2015 and the first half of 2016 and a change in income recognition to a cash basis method beginning in January 2016, (ii) increased acquisition and pursuit costs from the Spin-Off and (iii) severance-related charges primarily related to the departure of our former President and Chief Executive Officer.

FFO as adjusted decreased $0.07 per share primarily as a result of a reduction in income from our HCRMC investments due to the sale of non-strategic assets during the second half of 2015 and the first half of 2016 and a change in income recognition to a cash basis method beginning in January 2016, partially offset by increased NOI from: (i) annual rent escalations,  (ii) our third and fourth quarter 2015 and year-to-date 2016 consolidated acquisitions and (iii) developments placed in service.

FAD increased primarily as a result of increased adjusted NOI from: (i) annual rent escalations,  (ii) our third and fourth quarter 2015 and year-to-date 2016 consolidated acquisitions and (iii) developments placed in service. The increase in FAD was partially offset by a reduction in lease restructure payments received from our 2014 transaction with Brookdale.

Nine Months Ended September 30, 2016 and 2015

The following table summarizes results for the nine months ended September 30, 2016 and 2015 (dollars in thousands except per share data):

	Nine Months Ended		Nine Months Ended		Per
	September 30, 2016		September 30, 2015		Share
	Amount	Per Share	Amount	Per Share	Change
Net income applicable to common shares	$568,109	$1.22	$38,613	$0.08	$1.14
FFO	956,864	2.05	447,838	0.97	1.08
FFO as adjusted	1,006,166	2.15	1,095,234	2.36	(0.21)
FAD	964,437		948,257

EPS increased $1.14 per share primarily as a result of: (i) impairment charges during 2015 not repeated in 2016, (ii) increased NOI from: (a) annual rent escalations,  (b)  our 2015 and 2016 consolidated acquisitions, (c)  developments placed in service, (iii) increased gains on sales of real estate due to a higher volume of disposition activities during 2016, (iv) a net termination fee recognized in 2015 not repeated in 2016 and (v) increased incremental interest income from the payoff of participating development loans. The increase in EPS was partially offset by the following: (i) a reduction in income from our HCRMC investments as a result of the HCRMC lease amendment effective April 1, 2015, the sale of non-strategic assets during the second half of 2015 and the first half of 2016, and a change in income recognition to a cash basis method beginning in January 2016, (ii) increased income tax expense related to our estimated exposure to state built-in gain tax, (iii) increased depreciation and amortization from our 2015 and 2016 acquisitions, (iv) a reduction in interest income from placing our Four Seasons senior notes (“Four Seasons Notes”) on cost recovery status in the third quarter of 2015 (see Note 9 to the Consolidated Financial Statements) and loan repayments during 2015 and 2016, (v) increased severance-related charges during 2016 and (vi) a reduction of foreign currency remeasurement gains recognized as a result of effective hedges designated in September 2015 (see Note 19 to the Consolidated Financial Statements).

FFO increased $1.08 per share primarily as a result of the aforementioned events impacting EPS plus increased depreciation and amortization,  partially offset by gains on sales of real estate, both of which are adjustments from our calculation of FFO.

FFO as adjusted decreased $0.21 per share primarily as a result of: (i) a reduction in income from our HCRMC investments as a result of the HCRMC lease amendment effective April 1, 2015, the sale of non-strategic assets during the second half of 2015 and the first quarter of 2016, and a change in income recognition to a cash basis method beginning in January 2016 and (ii) a reduction in interest income from placing our Four Seasons Notes on cost recovery status in the third quarter of 2015 and loan repayments during 2015 and 2016. The decrease in FFO as adjusted was partially offset by: (i) increased NOI from: (a) annual rent escalations,  (b) our 2015 and 2016 consolidated acquisitions and (c) developments placed in service and (ii) increased incremental interest income from the payoff of participating development loans.

FAD increased primarily as a result of: (i) increased NOI from: (a) annual rent escalations,  (b) our 2015 and 2016 consolidated acquisitions and (c) developments placed in service and (ii) increased incremental interest income from the payoff of participating development loans. The increase in FAD was partially offset by: (i) decreased income from our HCRMC investments as a result of the HCRMC lease amendment effective April 1, 2015 and the sale of non-strategic assets during the second half of 2015 and the first half of 2016, (ii) decreased interest income from placing our Four Seasons Notes on cost recovery status in the third quarter of 2015 and loan repayments during 2015 and 2016 and  (iii) increased leasing costs and second generation capital expenditures.

Segment Analysis

The tables below provide selected operating information for our SPP and total property portfolio for each of our business segments. Our SPP for the three months ended September 30, 2016 consists of 1,149 properties representing properties acquired or placed in service and stabilized on or prior to July 1, 2015 and that remained in operation under a consistent reporting structure through September 30, 2016. Our SPP for the nine months ended September 30, 2016 consists of 1,063 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2015 and that remained in operation under a consistent reporting structure through September 30, 2016. Our total property portfolio consists of 1,198 and 1,209 properties at September 30, 2016 and 2015, respectively.

Senior Housing Triple-Net

The following table summarizes results as of and for the three months ended September 30, 2016 and 2015 (dollars in thousands except per unit data):

	SPP			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Rental revenues(1)	$102,040	$102,129	$(89)	$104,262	$105,405	$(1,143)
Operating expenses	(604)	(384)	(220)	(1,794)	(871)	(923)
NOI	101,436	101,745	(309)	102,468	104,534	(2,066)
Non-cash adjustments to NOI	(1,014)	(2,358)	1,344	(1,003)	(2,312)	1,309
Adjusted NOI	$100,422	$99,387	$1,035	101,465	102,222	(757)
Non-SPP adjusted NOI				(1,043)	(2,835)	1,792
SPP adjusted NOI				$100,422	$99,387	$1,035
Adjusted NOI % change			1.0%
Property count(2)	287	287		292	296
Average capacity (units)(3)	27,681	27,691		28,378	28,771
Average annual rent per unit	$14,598	$14,412		$14,555	$14,333

(1)	Represents rental and related revenues and income from DFLs.
(2)	From our past presentation of SPP for the three months ended September 30, 2015, we removed eight senior housing properties from SPP that were sold or transitioned to a RIDEA structure.
(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.

SPP. SPP adjusted NOI increased primarily as a result of annual rent escalations.

Non-SPP. Non-SPP NOI and adjusted NOI decreased primarily as a result of two SH NNN facilities sold in 2016 and the transition of six SH NNN facilities to a RIDEA structure (reported in our SHOP segment).

Total Portfolio. NOI and adjusted NOI decreased as a result of SH NNN facilities sold or transitioned to a RIDEA structure, partially offset by annual rent escalations.

The following table summarizes results as of and for the nine months ended September 30, 2016 and 2015 (dollars in thousands except per unit data):

	SPP			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Rental revenues(1)	$308,759	$308,340	$419	$319,989	$317,532	$2,457
Operating expenses	(1,973)	(1,177)	(796)	(5,521)	(2,655)	(2,866)
NOI	306,786	307,163	(377)	314,468	314,877	(409)
Non-cash adjustments to NOI	(8,640)	(10,008)	1,368	(8,464)	(8,853)	389
Adjusted NOI	$298,146	$297,155	$991	306,004	306,024	(20)
Non-SPP adjusted NOI				(7,858)	(8,869)	1,011
SPP adjusted NOI				$298,146	$297,155	$991
Adjusted NOI % change			0.3%

Property count(2)	287	287	292	296
Average capacity (units)(3)	27,681	27,691	28,863	28,795
Average annual rent per unit	$14,456	$14,365	$14,391	$14,293

(1)	Represents rental and related revenues and income from DFLs.
(2)	From our past presentation of SPP for the nine months ended September 30, 2015, we removed eight senior housing properties from SPP that were sold or transitioned to a RIDEA structure.
(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.

SPP. SPP adjusted NOI increased primarily as a result of annual rent escalations.

Non-SPP. Non-SPP NOI and adjusted NOI decreased primarily as a result of: (i) two SH NNN facilities sold in 2016 and (ii) the transition of six SH NNN facilities to a RIDEA structure (reported in our SHOP segment), partially offset by six SH NNN facilities acquired in the first quarter of 2016.

Total Portfolio. NOI and adjusted NOI decreased as a result of SH NNN facilities sold or transitioned to a RIDEA structure, partially offset by annual rent escalations and six SH NNN facilities acquired in the first quarter of 2016.

Senior Housing Operating Portfolio

The following table summarizes results as of and for the three months ended September 30, 2016 and 2015 (dollars in thousands except per unit data):

	SPP			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Resident fees and services	$157,417	$150,837	$6,580	$170,739	$155,472	$15,267
HCP share of unconsolidated JV revenues	45,939	44,488	1,451	50,973	45,891	5,082
Operating expenses	(111,589)	(106,203)	(5,386)	(121,502)	(110,254)	(11,248)
HCP share of unconsolidated JV share of operating expenses	(39,929)	(38,954)	(975)	(42,463)	(39,226)	(3,237)
NOI	51,838	50,168	1,670	57,747	51,883	5,864
Non-cash adjustments to NOI	—	—	—	4,608	6,984	(2,376)
Adjusted NOI	$51,838	$50,168	$1,670	62,355	58,867	3,488
Non-SPP adjusted NOI				(10,517)	(8,699)	(1,818)
SPP adjusted NOI				$51,838	$50,168	$1,670
Adjusted NOI % change			3.3%
Property count	120	120		143	126
Average capacity (units)	21,892	17,758		23,575	18,053
Average annual rent per unit(1)	$3,157	$3,767		$3,527	$4,348

(1)	Average annual rent per unit for RIDEA properties is based on NOI.

SPP. SPP NOI and adjusted NOI increased primarily as a result of increased occupancy and rates for resident fees and services.

Non-SPP. Non-SPP NOI and adjusted NOI increased primarily as a result of fourth quarter 2015 acquisitions and the transition of six SH NNN facilities to a RIDEA structure in the third quarter of 2016.

Total Portfolio. NOI and adjusted NOI increased based on the combined increases to SPP and Non-SPP discussed above.

The following table summarizes results as of and for the nine months ended September 30, 2016 and 2015 (dollars in thousands except per unit data):

	SPP			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Resident fees and services	$330,133	$313,242	$16,891	$500,704	$360,002	$140,702
HCP share of unconsolidated JV revenues	130,261	125,078	5,183	152,424	134,047	18,377
Operating expenses	(234,483)	(224,179)	(10,304)	(350,949)	(260,393)	(90,556)
HCP share of unconsolidated JV share of operating expenses	(113,333)	(108,324)	(5,009)	(125,244)	(112,395)	(12,849)
NOI	112,578	105,817	6,761	176,935	121,261	55,674
Non-cash adjustments to NOI	—	—	—	15,175	26,620	(11,445)
Adjusted NOI	$112,578	$105,817	$6,761	192,110	147,881	44,229
Non-SPP adjusted NOI				(79,532)	(42,064)	(37,468)
SPP adjusted NOI				$112,578	$105,817	$6,761
Adjusted NOI % change			6.4%
Property count	83	83		143	126
Average capacity (units)	16,905	16,808		23,447	17,782
Average annual rent per unit(1)	$8,879	$8,394		$10,925	$11,089

(1)	Average annual rent per unit for RIDEA properties is based on NOI.

SPP. SPP NOI and adjusted NOI increased primarily as a result of increased occupancy and rates for resident fees and services.

Non-SPP. Non-SPP NOI and adjusted NOI increased as a result of 2015 acquisitions, primarily our RIDEA III acquisition (see Note 3 to the Consolidated Financial Statements).

Total Portfolio. NOI and adjusted NOI increased based on the combined increases to SPP and Non-SPP discussed above.

Life Science

The following table summarizes results as of and for the three months ended September 30, 2016 and 2015 (dollars and square feet in thousands except per square foot data):

	SPP			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Rental revenues(1)	$77,040	$74,288	$2,752	$90,847	$86,140	$4,707
HCP share of unconsolidated JV revenues	1,904	1,782	122	1,929	1,840	89
Operating expenses	(15,077)	(14,922)	(155)	(18,487)	(17,785)	(702)
HCP share of unconsolidated JV share of operating expenses	(406)	(425)	19	(406)	(425)	19
NOI	63,461	60,723	2,738	73,883	69,770	4,113
Non-cash adjustments to NOI	615	(1,803)	2,418	(314)	(2,673)	2,359
Adjusted NOI	$64,076	$58,920	$5,156	73,569	67,097	6,472
Non-SPP adjusted NOI				(9,493)	(8,177)	(1,316)
SPP adjusted NOI				$64,076	$58,920	$5,156
Adjusted NOI % change			8.8%
Property count(2)	110	110		118	116
Average occupancy	97.6%	97.1%		96.8%	97.4%
Average occupied square feet	6,639	6,602		7,675	7,456
Average annual total revenues per occupied square foot	$48	$45		$48	$46
Average annual base rent per occupied square foot	$39	$37		$40	$38

(1)	Represents rental and related revenues and tenant recoveries.
(2)

From our past presentation of SPP for the three months ended September 30, 2015, we removed a life science facility that was sold and eight life science facilities that were classified as held for sale.

SPP. SPP NOI and adjusted NOI increased primarily as a result of mark-to-market lease renewals and new leasing activity. Additionally, SPP adjusted NOI increased as a result of annual rent escalations and a decline in rent abatements.

Non-SPP. Non-SPP NOI and adjusted NOI increased primarily as a result of life science acquisitions in 2015 and 2016 and increased occupancy in a development placed in operation in 2016, partially offset by a life science facility sold in 2016.

Total Portfolio. NOI and adjusted NOI increased based on the combined increases to SPP and Non-SPP discussed above.

During the three months ended September 30, 2016, 182,000 square feet of new and renewal leases commenced at an average annual base rent of $42.06 per square foot, including 38,000 square feet related to a development placed in service at an average annual base rent of $55.80 per square foot, compared to 233,000 square feet of expired leases with an average annual base rent of $32.33 per square foot. During the three months ended September 30, 2016, we classified 324,000 square feet as real estate and related assets held for sale, net with an average annual base rent of $18.81 per square foot and acquired properties with 61,000 occupied square feet with an average annual base rent of $47.79 per square foot.

The following table summarizes results as of and for the nine months ended September 30, 2016 and 2015 (dollars and square feet in thousands except per square foot data):

	SPP			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Rental revenues(1)	$228,520	$220,194	$8,326	$269,994	$255,100	$14,894
HCP share of unconsolidated JV revenues	5,545	5,198	347	5,628	5,257	371
Operating expenses	(43,239)	(43,334)	95	(53,191)	(51,718)	(1,473)
HCP share of unconsolidated JV share of operating expenses	(1,173)	(1,173)	—	(1,173)	(1,173)	—
NOI	189,653	180,885	8,768	221,258	207,466	13,792
Non-cash adjustments to NOI	994	(5,688)	6,682	(1,545)	(8,635)	7,090
Adjusted NOI	$190,647	$175,197	$15,450	219,713	198,831	20,882
Non-SPP adjusted NOI				(29,066)	(23,634)	(5,432)
SPP adjusted NOI				$190,647	$175,197	$15,450
Adjusted NOI % change			8.8%
Property count(2)	110	110		118	116
Average occupancy	97.8%	96.1%		97.6%	96.4%
Average occupied square feet	6,648	6,534		7,651	7,384
Average annual total revenues per occupied square foot(1)	$47	$45		$48	$45
Average annual base rent per occupied square foot	$39	$37		$39	$38

(1)	Represents rental and related revenues and tenant recoveries.
(2)

From our past presentation of SPP for the nine months ended September 30, 2015, we removed a life science facility that was sold and eight life science facilities that were classified as held for sale.

SPP. SPP NOI and adjusted NOI increased primarily as a result of mark-to-market lease renewals, new leasing activity and increased occupancy. Additionally, SPP adjusted NOI increased as a result of annual rent escalations and a decline in rent abatements.

Non-SPP. Non-SPP NOI and adjusted NOI increased primarily as a result of life science acquisitions in 2015 and 2016 and increased occupancy in a development placed in operation in 2016, partially offset by a life science facility sold in 2016.

Total Portfolio. NOI and adjusted NOI increased based on the combined increases to SPP and Non-SPP discussed above.

During the nine months ended September 30, 2016, 1.1 million square feet of new and renewal leases commenced at an average annual base rent of $28.70 per square foot, including 38,000 square feet related to a development placed in service at an average annual base rent of $55.80 per square foot, compared to 1.1 million square feet of expired and terminated leases with an average annual base rent of $24.60 per square foot. During the nine months ended September 30, 2016, we classified 781,000 square feet as real estate and related assets held for sale, net with an average annual base rent of $38.71 per square foot, acquired properties with 61,000 occupied square feet with an average annual base rent of $47.79 per square foot and disposed of 78,000 square feet with an average annual base rent of $57.18 per square foot.

Medical Office

The following table summarizes results as of and for the three months ended September 30, 2016 and 2015 (dollars and square feet in thousands except per square foot data):

	SPP			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Rental revenues(1)	$105,187	$103,398	$1,789	$113,653	$108,898	$4,755
HCP share of unconsolidated JV revenues	469	455	14	502	464	38
Operating expenses	(40,087)	(39,063)	(1,024)	(44,738)	(43,008)	(1,730)
HCP share of unconsolidated JV share of operating expenses	(148)	(150)	2	(148)	(150)	2
NOI	65,421	64,640	781	69,269	66,204	3,065
Non-cash adjustments to NOI	124	(1,085)	1,209	(814)	(1,342)	528
Adjusted NOI	$65,545	$63,555	$1,990	68,455	64,862	3,593
Non-SPP adjusted NOI				(2,910)	(1,307)	(1,603)
SPP adjusted NOI				$65,545	$63,555	$1,990
Adjusted NOI % change			3.1%
Property count(2)	217	217		226	226
Average occupancy	92.0%	92.1%		91.6%	91.1%
Average occupied square feet	15,069	15,046		15,817	15,572
Average annual total revenues per occupied square foot	$28	$27		$28	$27
Average annual base rent per occupied square foot	$23	$23		$24	$23

(1)	Represents rental and related revenues and tenant recoveries.
(2)	From our past presentation of SPP for the three months ended September 30, 2015, we removed three MOBs that were sold and five MOBs that were placed into redevelopment.

SPP. SPP adjusted NOI increased primarily as a result of annual rent escalations.

Non-SPP. Non-SPP NOI and adjusted NOI increased primarily as a result of increased occupancy in former redevelopment and development properties that have been placed into service.

Total Portfolio. NOI and adjusted NOI increased based on the combined increases to SPP and Non-SPP discussed above.

During the three months ended September 30, 2016, 590,000 square feet of new and renewal leases commenced at an average annual base rent of $23.03 per square foot, including 28,000 square feet related to redevelopments placed into service at an average annual base rent of $21.35, compared to 577,000 square feet of expiring and terminated leases with an average annual base rent of $23.56 per square foot. During the three months ended September 30, 2016, we disposed of 11,000 square feet with an average annual base rent of $9.16 per square foot.

The following table summarizes results as of and for the nine months ended September 30, 2016 and 2015 (dollars and square feet in thousands except per square foot data):

	SPP			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Rental revenues(1)	$286,157	$279,961	$6,196	$331,881	$307,881	$24,000
HCP share of unconsolidated JV revenues	1,406	1,368	38	1,503	1,395	108
Operating expenses	(109,123)	(106,329)	(2,794)	(129,715)	(121,330)	(8,385)
HCP share of unconsolidated JV share of operating expenses	(452)	(467)	15	(452)	(467)	15
NOI	177,988	174,533	3,455	203,217	187,479	15,738
Non-cash adjustments to NOI	(76)	(2,437)	2,361	(2,361)	(4,326)	1,965
Adjusted NOI	$177,912	$172,096	$5,816	200,856	183,153	17,703
Non-SPP adjusted NOI				(22,944)	(11,057)	(11,887)
SPP adjusted NOI				$177,912	$172,096	$5,816
Adjusted NOI % change			3.4%
Property count(2)	204	204		226	226
Average occupancy	91.8%	91.4%		91.4%	90.4%
Average occupied square feet	13,259	13,169		15,719	14,688
Average annual total revenues per occupied square foot	$29	$28		$28	$27
Average annual base rent per occupied square foot	$24	$24		$23	$23

(1)	Represents rental and related revenues and tenant recoveries.
(2)	From our past presentation of SPP for the nine months ended September 30, 2015, we removed three MOBs that were sold and five MOBs that were placed into redevelopment.

SPP. SPP NOI and adjusted NOI increased primarily as a result of increased occupancy. Additionally, SPP adjusted NOI increased as a result of annual rent escalations.

Non-SPP. Non-SPP NOI and adjusted NOI increased primarily as a result of increased occupancy in former redevelopment and development properties that have been placed into service and additional NOI from our MOB acquisitions in 2015, partially offset by the sale of three MOBs.

Total Portfolio. NOI and adjusted NOI increased based on the combined increases to SPP and Non-SPP discussed above.

During the nine months ended September 30, 2016, 1.8 million square feet of new and renewal leases commenced at an average annual base rent of $22.85 per square foot, including 192,000 square feet related to redevelopments placed into service at an average annual base rent of $24.80, compared to 1.5 million square feet of expiring and terminated leases with an average annual base rent of $23.28 per square foot. During the nine months ended September 30, 2016, we disposed of 82,000 square feet with an average annual base rent of $23.94 per square foot.

QCP

The following table summarizes results as of and for the three months ended September 30, 2016 and 2015 (dollars in thousands except per bed data):

	SPP			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Rental revenues(1)	$124,408	$143,495	$(19,087)	$123,716	$148,599	$(24,883)
Operating expenses	(494)	(528)	34	(1,036)	(1,008)	(28)
NOI	123,914	142,967	(19,053)	122,680	147,591	(24,911)
Non-cash adjustments to NOI	172	(22,448)	22,620	172	(23,158)	23,330
Adjusted NOI	$124,086	$120,519	$3,567	122,852	124,433	(1,581)
Non-SPP adjusted NOI				1,234	(3,914)	5,148
SPP adjusted NOI				$124,086	$120,519	$3,567
Adjusted NOI % change			3.0%
Property count(2)	337	337		338	360
Average capacity (beds)(3)	39,624	38,535		39,688	41,891
Average annual rent per bed	$12,576	$12,565		$12,486	$11,978

(1)	Represents rental and related revenues, tenant recoveries and income from DFLs.
(2)	From our past presentation of SPP for the three months ended September 30, 2015, we removed 32 properties from SPP that were sold.
(3)

Represents capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

SPP. SPP NOI decreased as a result of a change in income recognition to a cash basis method beginning in 2016 on our HCRMC DFL investments. SPP adjusted NOI increased primarily as a result of annual rent escalations.

Non-SPP. Non-SPP NOI and adjusted NOI decreased as a result of a reduction in income from our HCRMC DFL investments due to the sale of non-strategic assets during the second half of 2015 and first quarter of 2016.

Total Portfolio. NOI and adjusted NOI decreased primarily as a result of the non-strategic asset sales underlying our HCRMC DFL investments during the second half of 2015 and the first quarter of 2016.

The following table summarizes results as of and for the nine months ended September 30, 2016 and 2015 (dollars in thousands except per bed data):

	SPP			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Rental revenues(1)	$369,700	$437,628	$(67,928)	$367,714	$454,740	$(87,026)
Operating expenses	(1,460)	(1,446)	(14)	(3,068)	(2,898)	(170)
NOI	368,240	436,182	(67,942)	364,646	451,842	(87,196)
Non-cash adjustments to NOI	376	(63,608)	63,984	375	(65,807)	66,182
Adjusted NOI	$368,616	$372,574	$(3,958)	365,021	386,035	(21,014)
Non-SPP adjusted NOI				3,595	(13,461)	17,056
SPP adjusted NOI				$368,616	$372,574	$(3,958)
Adjusted NOI % change			(1.1)%
Property count(2)	337	337		338	360
Average capacity (beds)(3)	39,572	38,535		39,690	41,943
Average annual rent per bed	$12,469	$12,941		$12,365	$12,364

(1)	Represents rental and related revenues, tenant recoveries and income from DFLs.
(2)	From our past presentation of SPP for the nine months ended September 30, 2015, we removed 32 properties from SPP that were sold.
(3)

Represents capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

SPP. SPP NOI and adjusted NOI decreased primarily as a result of a reduction in income from our HCRMC DFL investments as a result of the HCRMC lease amendment effective April 1, 2015, partially offset by annual rent escalations.  In addition, SPP NOI decreased as a result of a change in income recognition to a cash basis method beginning in 2016.

Non-SPP. Non-SPP NOI and adjusted NOI decreased as a result of a reduction in income from our HCRMC DFL investments due to the sale of non-strategic assets during the second half of 2015 and first quarter of 2016.

Total Portfolio. NOI and adjusted NOI decreased primarily as a result of the non-strategic asset sales underlying our HCRMC DFL investments during the second half of 2015 and the first quarter of 2016.

The Spin-Off, completed on October 31, 2016, resulted in us disposing of our entire QCP segment, including allocated goodwill. Beginning in the fourth quarter of 2016, the historical financial results of the QCP segment will be reflected in our consolidated financial statements as discontinued operations for all periods presented (see Note 1 to the Consolidated Financial Statements).

The following tables summarize HCRMC’s consolidated financial information (in millions):

	September 30,	December 31,
	2016	2015
Real estate and other property, net	$2,554.1	$2,628.5
Cash and cash equivalents	163.7	125.0
Goodwill, intangible and other assets, net	4,537.5	4,598.3
Total assets	$7,255.3	$7,351.8

Debt and financing obligations	$5,767.2	$5,836.4
Accounts payable, accrued liabilities and other	1,028.3	982.9
Redeemable preferred stock	2.1	2.1
Total equity	457.7	530.4
Total liabilities and equity	$7,255.3	$7,351.8

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$951.4	$1,009.6	$2,893.6	$3,091.1
Operating, general and administrative expense	(838.8)	(885.7)	(2,527.4)	(2,667.8)
Depreciation and amortization expense	(32.5)	(33.3)	(97.6)	(104.6)
Interest expense	(114.8)	(119.7)	(345.0)	(339.9)
Other income, net	5.4	2.6	13.7	7.5
Loss on disposal of assets	(10.0)	(76.0)	(12.6)	(76.0)
Impairment	—	—	(6.0)	—
Loss from continuing operations before income tax benefit	(39.3)	(102.5)	(81.3)	(89.7)
Income tax benefit	0.6	13.3	8.8	7.7
Loss from continuing operations	(38.7)	(89.2)	(72.5)	(82.0)
Income (loss) from discontinued operations, net of taxes	—	2.0	—	(4.0)
Net loss	$(38.7)	$(87.2)	$(72.5)	$(86.0)

Other Income and Expense Items

Interest income

Interest income decreased $18 million to $71 million for the nine months ended September 30, 2016. The decrease was primarily the result of (i) a reduction in interest income from placing our Four Seasons Notes on cost recovery status in the third quarter of 2015 (see Note 9 to the Consolidated Financial Statements) and (ii) paydowns in our loan portfolio, partially offset by: (i) incremental interest income from the payoff of a participating development loan, (ii) additional interest income from the Four Seasons senior secured term loan purchased in the fourth quarter of 2015 and (iii) additional fundings in our loan portfolio (see Note 6 to the Consolidated Financial Statements).

Interest expense

Interest expense decreased $4 million to $118 million for the three months ended September 30, 2016. The decrease was primarily the result of mortgage debt that was repaid during 2015 and 2016, primarily in our SH NNN segment, partially offset by increased borrowings under our line of credit facility. The increased borrowings were used to refinance our debt maturities. The increase in interest expense from 2015 senior unsecured notes issuances was offset by the decrease in interest expense from 2015 and 2016 senior unsecured notes payoffs.

Interest expense increased $4 million to $361 million for the nine months ended September 30, 2016. The increase was primarily the result of: (i) $2 billion of aggregate senior unsecured notes issuances during 2015, offset by $1.3 billion of aggregate senior unsecured notes payoffs during 2015 and 2016 and (ii) increased borrowings under our line of credit facility, partially offset by mortgage debt repayments during 2015 and 2016, primarily from mortgage debt secured by properties in our SH NNN segment. The increased borrowings were used to fund our investment activities and to refinance our debt maturities.

The following table sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of September 30, (1)
	2016	2015
Balance:
Fixed rate	$9,343,587	$10,081,236
Variable rate	1,549,899	1,000,824
Total	$10,893,486	$11,082,060
Percent of total debt:
Fixed rate	85.8%	91.0%
Variable rate	14.2%	9.0%
Total	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate	4.65%	4.70%
Variable rate	1.84%	1.52%
Total	4.25%	4.41%

(1)

At September 30, 2016 and 2015, excludes $94 million and $95 million, respectively, of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities and demand notes that have no scheduled maturities. At September 30, 2016 and 2015, principal balances of $70 million and $71 million, respectively, of variable-rate mortgages are presented as fixed-rate debt as the interest payments were swapped from variable to fixed (see Note 19 to the Consolidated Financial Statements). At September 30, 2016 and 2015, principal balances of £220 million ($286 million) and £357 million ($541 million) of term loans, respectively, are presented as fixed-rate debt as the interest payments were swapped from variable to fixed (see Note 19 to the Consolidated Financial Statements).

Our exposure to interest rate fluctuations related to our variable rate indebtedness is substantially mitigated by our interest rate swap contracts. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.

Depreciation and amortization expense

Depreciation and amortization expense increased $8 million to $143 million for the three months ended September 30, 2016. The increase was primarily the result of the impact of acquisitions.

Depreciation and amortization expense increased $56 million to $426 million for the nine months ended September 30, 2016. The increase was primarily the result of the impact of acquisitions.

General and administrative expenses

General and administrative expenses increased $14 million to $35 million for the three months ended September 30, 2016. The increase was primarily the result of $14 million of severance-related charges primarily resulting from the departure of our former President and Chief Executive Officer in July 2016.

General and administrative expenses increased $9 million to $83 million for the nine months ended September 30, 2016.  The increase was primarily the result of: (i) $14 million of severance-related charges primarily resulting from the departure of our former President and Chief Executive Officer in July 2016 and (ii) higher professional fees in 2016, partially offset by a $7 million severance-related charge resulting from the resignation of our former Executive Vice President and Chief Investment Officer in June 2015.

Acquisition and pursuit costs

Acquisition and pursuit costs increased $16 million to $18 million for the three months ended September 30, 2016. The increase was primarily a result of the Spin-Off (see Note 1 to the Consolidated Financial Statements).

Acquisition and pursuit costs increased $11 million to $35 million for the nine months ended September 30, 2016.  The increase was primarily a result of the Spin-Off, partially offset by lower levels of transactional activity in 2016 compared to the same period in 2015.

We expect to incur total transaction costs relating to the Spin-Off of approximately $155 million. Additionally, on November 1, 2016, we issued notices of redemption for $500 million of 6.00% senior unsecured notes due 2017 and $600 million of 6.70% senior unsecured notes due 2018 (see Note 10 to the Consolidated Financial Statements). We expect to incur total prepayment costs of $47 million associated with early retirement of debt,  including the aforementioned senior unsecured notes’ redemptions.

Impairments

During the three months ended September 30, 2015, we recognized an impairment charge of $70 million related to our investment in the Four Seasons Notes (see Note 9 to the Consolidated Financial Statements). There were no impairment charges recognized during the three months ended September 30, 2016.

During the nine months ended September 30, 2015, we recognized the following impairment charges: (i) $478 million related to our DFL investments with HCRMC, (ii) $112 million related to our investment in the Four Seasons Notes and (iii) $3 million related to a MOB (see Notes 5 and 9 to the Consolidated Financial Statements). There were no impairment charges recognized during the nine months ended September 30, 2016.

Gain on sales of real estate

During the nine months ended September 30, 2016, we sold a portfolio of five facilities in one of our non-reportable segments and two SH NNN facilities for $130 million, a life science facility for $74 million, three MOBs for $20 million and a SHOP facility for $6 million, recognizing total gain on sales of $120 million.

During the nine months ended September 30, 2015, we sold the following assets: (i) nine SH NNN facilities for $60 million, resulting from Brookdale’s exercise of its purchase option received as part of a transaction with Brookdale in 2014, (ii) a parcel of land in its life science segment for $11 million and (iii) a MOB for $400,000, recognizing total gain on sales of $6 million.

Other income (expense), net

Other income (expense), net increased $2 million to income of $1 million for the three months ended September 30, 2016. The increase was primarily the result of a reduction of foreign currency remeasurement losses from remeasuring assets and liabilities denominated in GBP to USD as a result of effective hedges designated in September 2015 (see Note 19 to the Consolidated Financial Statements).

Other income, net decreased $8 million to $5 million for the nine months ended September 30, 2016. The decrease was primarily the result of reduction of foreign currency remeasurement gains from remeasuring assets and liabilities denominated in GBP to USD as a result of effective hedges designated in September 2015 (see Note 19 to the Consolidated Financial Statements).

Income tax expense

Income tax expense increased $55 million to $49 million of expense for the nine months ended September 30, 2016. The increase was primarily the result of recognizing tax liabilities of $53 million representing our estimated exposure to state built-in gain tax, of which $47 million is related to our HCRMC DFL investments (see Note 5 to the Consolidated Financial Statements).

Equity (loss) income from unconsolidated joint ventures

During the three months ended September 30, 2016, we recognized equity loss from unconsolidated joint ventures of $2 million compared to equity income from unconsolidated joint ventures of $8 million for the three months ended September 30, 2015. The decrease was primarily the result of a change in income recognition on our HCRMC investments to a cash basis method beginning in 2016 within our QCP segment.

During the nine months ended September 30, 2016, we recognized equity loss from unconsolidated joint ventures of $4 million compared to equity income from unconsolidated joint ventures of $34 million for the nine months ended September 30, 2015. The decrease was primarily the result of a change in income recognition on our HCRMC investments to a cash basis method beginning in 2016 within our QCP segment.

Impairment of investments in unconsolidated joint ventures

During the three and nine months ended September 30, 2015, we recognized an impairment charge of $27 million related to our equity investment in HCRMC within our QCP segment (see Note 7 to the Consolidated Financial Statements). There were no impairment charges recognized during the nine months ended September 30, 2016.

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

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, as noted below, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our credit ratings. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. As of

October 28, 2016, we had a credit rating of BBB from Fitch, Baa2 from Moody’s and BBB from S&P Global on our senior unsecured debt securities. Additionally, in October 2016,  Fitch revised our outlook to stable.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $133 million and $347 million at September 30, 2016 and December 31, 2015, respectively, representing a decrease of $214 million. The following table sets forth changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2016	2015	Change
Net cash provided by operating activities	$998,632	$867,660	$130,972
Net cash used in investing activities	(314,159)	(1,685,585)	1,371,426
Net cash (used in) provided by financing activities	(897,328)	755,880	(1,653,208)

The increase in operating cash flow is primarily the result of our 2015 and 2016 acquisitions, annual rent increases and increased working capital. Our cash flow from operations is dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

The following are significant investing and financing activities for the nine months ended September 30, 2016:

•

made investments of $766 million (development and acquisition of real estate, and investments in DFLs, unconsolidated joint ventures and loans) and received proceeds of $433 million primarily from real estate and DFL sales;

•	paid dividends on common stock of $806 million, which were generally funded by cash provided by our operating activities and cash on hand; and
•	raised proceeds of $1.2 billion primarily from our net borrowings under our bank line of credit and repaid $1.3 billion under our bank line of credit, senior unsecured notes and mortgage debt.

Debt

Bank Line of Credit and Term Loans

Our $2.0 billion unsecured revolving line of credit facility (the “Facility”) matures on March 31, 2018 and contains a one-year extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends on our credit ratings. We pay a facility fee on the entire revolving commitment that depends on our credit ratings. Based on our credit ratings at October  28, 2016, the margin on the Facility was 1.05%, and the facility fee was 0.20%. The Facility also includes a feature that allows us to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At September 30, 2016, we had $1.4 billion, including £275 million ($357 million), outstanding under the Facility with a weighted average effective interest rate of 1.85%.

In July 2016, we exercised a one-year extension option on our 2012 Term Loan. Based on our credit ratings at July 29, 2016, the 2012 Term Loan accrues interest at a rate of GBP LIBOR plus 1.40%. We also have a £220 million ($286 million at September 30, 2016) four-year unsecured term loan that accrues interest at a rate of GBP LIBOR plus 1.15%, subject to adjustments based on our credit ratings.

The Facility and term loans contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60% and (iv) require a minimum Fixed Charge Coverage ratio of 1.5x. The Facility and term loans also require a

Minimum Consolidated Tangible Net Worth of $9.5 billion at September 30, 2016, which requirement was subsequently reduced, via an amendment to the Facility, to $6.5 billion effective upon the completion of the Spin-Off of QCP on October 31, 2016. At September 30, 2016, we were in compliance with each of these restrictions and requirements.

Senior Unsecured Notes

At September 30, 2016, we had senior unsecured notes outstanding with an aggregate principal balance of $8.3 billion. Effective interest rates on the notes ranged from 2.79% to 6.88% with a weighted average effective interest rate of 4.63% and a weighted average maturity of six years at September 30, 2016. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. We believe we were in compliance with these covenants at September 30, 2016.

Additionally, on November 1, 2016, we issued notices of redemption for $500 million of 6.00% senior unsecured notes due 2017 and $600 million of 6.70% senior unsecured notes due 2018 (see Note 10 to the Consolidated Financial Statements).

Mortgage Debt

At September 30, 2016, we had mortgage debt outstanding with an aggregate principal balance of $758 million, which is secured by 46 healthcare facilities (including redevelopment properties) with a carrying value of $1.1 billion. Effective interest rates on the mortgage debt ranged from 3.05% to 8.20% with a weighted average effective interest rate of 5.79% and a weighted average maturity of five years at September 30, 2016.

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

Equity

At September 30, 2016, we had 468 million shares of common stock outstanding, equity totaled $9.6 billion, and our equity securities had a market value of $18.0 billion.

At September 30, 2016, non-managing members held an aggregate of 4 million units in five limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

At-The-Market Program

In June 2015, we established an At-The-Market Program, in connection with the renewal of our Shelf Registration Statement. Under this program, we may sell shares of our common stock from time to time having an aggregate gross sales price of up to $750 million through a consortium of banks acting as sales agents or directly to the banks acting as principals. There was no activity during the nine months ended September 30, 2016 and, as of September 30, 2016, shares of our common stock having an aggregate gross sales price of $676 million were available for sale under the At-The-Market Program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under our program.

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

Capital Market Outlook

The capital markets have facilitated our continued growth, including our international expansion. For the 21 months ended September 30, 2016, we have raised $2.0 billion in senior unsecured notes and originated a £220 million ($333 million) four-year unsecured term loan. The capital raised, in combination with available cash and borrowing capacity under our Facility, supported $2.8 billion of investments completed during the 21 months ended September 30, 2016. We believe our equity and debt investors, as well as our banking relationships, will provide additional capital as we pursue new investment opportunities.

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at September 30, 2016 (in thousands):

		Less than			More than
	Total(1)	One Year	2017-2018	2019-2020	Five Years
Bank line of credit(2)	$1,372,032	$—	$1,372,032	$—	$—
Term loans(3)	463,493	—	177,867	285,626	—
Senior unsecured notes	8,300,000	—	1,350,000	1,250,000	5,700,000
Mortgage debt	757,961	30,626	591,831	7,746	127,758
U.K. loan commitments(4)	48,602	32,874	15,728	—	—
Construction loan commitments(5)	466	466	—	—	—
Development commitments(6)	101,535	52,078	47,297	2,160	—
Ground and other operating leases	397,587	1,857	13,654	13,235	368,841
Interest(7)	2,436,621	70,011	738,907	548,123	1,079,580
Total	$13,878,297	$187,912	$4,307,316	$2,106,890	$7,276,179

(1)

Excludes $94 million of other debt that represents Life Care Bonds and Demand Notes that have no scheduled maturities and $100 million of Capital Addition Financing (as defined in the amended master lease with HCRMC) for which the timing and amount of payments are uncertain.

(2)	Includes £275 million ($357 million) translated to USD.
(3)	Represents £357 million translated to USD.
(4)	Represents £37 million translated to USD for commitments to fund our U.K. loan facilities.
(5)	Represents commitments to finance development projects and related working capital financings.
(6)	Represents construction and other commitments for developments in progress.
(7)	Interest on variable-rate debt is calculated using rates in effect at September 30, 2016.

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

Non-GAAP Financial Measures Reconciliations

The following is a reconciliation from net income applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO, FFO as adjusted and FAD (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income applicable to common shares	$150,924	$115,046	$568,109	$38,613
Depreciation and amortization	142,874	134,704	425,582	369,629
Other depreciation and amortization	2,986	5,204	8,922	17,016
Loss (gain) on sales of real estate	9	(52)	(119,605)	(6,377)
Taxes associated with real estate disposition	257	—	53,434	—
Impairment of real estate	—	—	—	2,948
Equity loss (income) from unconsolidated joint ventures	2,053	(8,314)	4,028	(33,916)
FFO from unconsolidated joint ventures	10,554	20,530	32,104	69,322
Noncontrolling interests’ and participating securities’ share in earnings	3,115	2,908	10,517	9,586
Noncontrolling interests’ and participating securities’ share in FFO	(8,385)	(6,656)	(26,227)	(18,983)
FFO applicable to common shares	304,387	263,370	956,864	447,838
Distributions on dilutive convertible units	2,376	2,365	10,622	—
Diluted FFO applicable to common shares	$306,763	$265,735	$967,486	$447,838

Diluted FFO per common share	$0.65	$0.57	$2.05	$0.97

Weighted average shares used to calculate diluted FFO per common share	471,994	467,772	473,011	462,302

Impact of adjustments to FFO:
Other impairments(1)	$—	$96,856	$—	$617,207
Transaction-related items	17,568	1,538	34,570	28,973
Severance-related charges(2)	14,464	—	14,464	6,713
Foreign currency remeasurement losses (gains)	94	4,036	268	(5,497)
	$32,126	$102,430	$49,302	$647,396

FFO as adjusted applicable to common shares	$336,513	$365,800	$1,006,166	$1,095,234
Distributions on dilutive convertible units and other	3,467	3,443	10,549	10,198
Diluted FFO as adjusted applicable to common shares	$339,980	$369,243	$1,016,715	$1,105,432

Diluted FFO as adjusted per common share	$0.72	$0.79	$2.15	$2.36

Weighted average shares used to calculate diluted FFO as adjusted per common share	473,692	469,590	473,011	468,320

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
FFO as adjusted applicable to common shares	$336,513	$365,800	$1,006,166	$1,095,234
Amortization of market lease intangibles, net	(421)	(344)	(1,393)	(980)
Amortization of deferred compensation(3)	3,389	5,344	12,894	18,174
Amortization of deferred financing costs	5,037	5,224	15,598	14,950
Straight-line rents	(3,295)	(7,069)	(14,412)	(24,817)
DFL non-cash interest(4)	637	(22,662)	1,967	(64,176)
Other depreciation and amortization	(2,986)	(5,204)	(8,921)	(17,016)
Deferred revenues – tenant improvement related	(459)	(746)	(1,451)	(2,137)
Deferred revenues – additional rents	240	254	424	641
Leasing costs and tenant and capital improvements	(22,722)	(23,212)	(62,774)	(50,879)
Lease restructure payments	1,868	6,067	14,480	16,368
Joint venture adjustments – CCRC entrance fees	7,201	8,386	22,424	22,048
Joint venture and other FAD adjustments(4)	(7,462)	(21,892)	(20,565)	(59,153)
FAD applicable to common shares	$317,540	$309,946	$964,437	$948,257
Distributions on dilutive convertible units	3,513	3,547	10,622	10,683
Diluted FAD applicable to common shares	$321,053	$313,493	$975,059	$958,940

The following is a reconciliation, on a per share basis, from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO and FFO as adjusted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income applicable to common shares	$0.32	$0.25	$1.22	$0.08
Depreciation and amortization	0.31	0.29	0.92	0.80
Other depreciation and amortization	0.01	0.01	0.02	0.04
Taxes related to real estate disposition and gain on sales of real estate	—	—	(0.14)	(0.01)
Joint venture and participating securities FFO adjustments	0.01	0.02	0.03	0.06
Diluted FFO applicable to common shares	$0.65	$0.57	$2.05	$0.97
Other impairments(1)	—	0.21	—	1.32
Transaction-related items and other	0.04	—	0.07	0.06
Severance-related charges(2)	0.03	—	0.03	0.02
Foreign currency remeasurement losses (gains)	—	0.01	—	(0.01)
FFO as adjusted applicable to common shares	$0.72	$0.79	$2.15	$2.36

(1)

For the three months ended September 30, 2015, other impairments include: (i) $70 million related to our Four Seasons Notes and (ii) $27 million related to our equity investment in HCRMC. For the nine months ended September 30, 2015, other impairments include: (i) $478 million related to our DFL investments with HCRMC, (ii) $112 million related to our Four Seasons Notes and (iii) $27 million related to our equity investment in HCRMC.

(2)

For the three and nine months ended September 30, 2016, severance-related charges primarily relate to the departure of our former President and Chief Executive Officer. For the nine months ended September 30, 2015, severance-related charge relates to the resignation of our former Executive Vice President and Chief Investment Officer.

(3)

Excludes $6 million related to the acceleration of deferred compensation for restricted stock units and stock options that vested upon the departure of our former President and Chief Executive Officer, which is included in the severance-related charges for the three and nine months ended September 30, 2016. Excludes $3 million related to the acceleration of deferred compensation for restricted stock units and stock options that vested upon the resignation of our former Executive Vice President and Chief Investment Officer, which is included in the severance-related charge for the nine months ended September 30, 2015.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2015 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements. Our critical accounting policies have not changed during 2016, except for the “Segment Reporting” update included in Note 2 to the Consolidated Financial Statements.

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

To illustrate the effect of movements in the interest rate and foreign currency markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves and foreign currency exchange rates of the derivative portfolio in order to determine the change in fair value. Assuming a one percentage point change in the underlying interest rate curve and foreign currency exchange rates, the estimated change in fair value of each of the underlying derivative instruments would not exceed $4 million (see Note 19 to the Consolidated Financial Statements).

Interest Rate Risk.  At September 30, 2016, we are exposed to market risks related to fluctuations in interest rates primarily on variable rate debt, which has been predominately hedged through interest-rate swap contracts.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could adversely be affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance as of September 30, 2016, our annual interest expense would increase by approximately $14 million, or $0.03 per common share on a diluted basis.

Foreign Currency Risk.  At September 30, 2016, our exposure to foreign currencies primarily relates to U.K. investments in leased real estate, senior notes and related GBP denominated cash flows. Our foreign currency exposure is partially mitigated through the use of GBP denominated borrowings and foreign currency swap contracts. Based solely on our operating results for the three months ended September 30, 2016, including the impact of existing hedging arrangements, if the value of the GBP relative to the USD were to increase or decrease by 10% compared to the average exchange rate during the quarter ended September 30, 2016, our cash flows would have decreased or increased, as applicable, by less than $1 million.

Market Risk.  We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At September 30, 2016, both the fair value and carrying value of marketable debt securities was $82 million.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results. The following updates the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016:

We depend on one tenant and operator for a significant percentage of our revenues and net operating income.  Adverse developments in Brookdale’s business and affairs or financial condition could have a materially adverse effect on us.

We manage our facilities utilizing triple-net lease (“lease arrangements”) and RIDEA structures. As of September 30, 2016, Brookdale leased or managed 282 senior housing facilities that we own and 15 CCRCs owned by our unconsolidated joint venture pursuant to long-term lease and management agreements. Under our lease arrangements, we generated 10% of our revenues from Brookdale during the nine months ended September 30, 2016. Giving pro forma effect to the Spin-Off as if it had occurred on January 1, 2016, Brookdale would have represented 12% of our revenues for the same period.

In addition to our lease arrangements with Brookdale, we generated 12% of our net operating income from properties managed by Brookdale under RIDEA structures during the nine months ended September 30, 2016, or 16% of our net operating income for the same period after giving pro forma effect to the Spin-Off as if it had occurred on January 1, 2016. Services provided by our tenants or operators in facilities managed under a RIDEA structure are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs. We report the resident level fees and services revenues and corresponding operating expenses in our consolidated financial statements.

Although we have various rights as the property owner under our management agreements, we rely on Brookdale’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on Brookdale to set appropriate resident fees, to provide property-level financial results for our properties in a timely manner and to otherwise operate our senior housing communities in compliance with the terms of our management agreements and all applicable laws and regulations.

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

In addition, any failure by Brookdale to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain patients and residents in our properties, which could have a materially adverse effect on our business, results of operations and financial condition. Furthermore, they face an increasingly competitive labor market for skilled management personnel and nurses, which can cause operating costs to increase. While Brookdale generally has also agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, they may have insufficient assets, income, access to financing and/or insurance coverage to enable them to satisfy their indemnification obligations.

The inability or other failure of Brookdale under its lease agreements and RIDEA structures, to meet its obligations to us could materially reduce our cash flow, net operating income and results of operations, which could in turn reduce the amount of dividends we pay to our stockholders, cause our stock price to decline and have other materially adverse effects on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

The following table sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2016.

				Maximum Number (Or
			Total Number Of Shares	Approximate Dollar Value)
		Average	(Or Units) Purchased As	Of Shares (Or Units) That
	Total Number	Price	Part Of Publicly	May Yet Be Purchased
	Of Shares	Paid Per	Announced Plans Or	Under The Plans Or
Period Covered	Purchased(1)	Share	Programs	Programs
July 1-31, 2016	117,098	$37.43	—	—
August 1-31, 2016	5,443	38.44	—	—
September 1-30, 2016	5,364	37.63	—	—
Total	127,905	37.48	—	—

(1)

Represents shares of our common stock withheld under our equity incentive plans to offset tax withholding obligations that occur upon vesting of restricted shares and restricted stock units. The value of the shares withheld is based on the closing price of our common stock on the last trading day prior to the date the relevant transaction occurs.

Item 6. Exhibits

2.1

Separation and Distribution Agreement, dated as of October 31, 2016, by and between the Company and Quality Care Properties, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed October 31, 2016).

4.1

Indenture, dated as of October 17, 2016, among QCP SNF West REIT, LLC, QCP SNF Central REIT, LLC, QCP SNF East REIT, LLC and QCP AL REIT, LLC, as issuers, and Wilmington Trust, National Association, as trustee and notes collateral agent (incorporated by reference to the Company's Current Report on Form 8-K filed October 18, 2016).

10.1

Separation and General Release Agreement, dated as of July 11, 2016, by and between the Company and Lauralee E. Martin (incorporated by reference to the Company’s Current Report on Form 8-K filed July 11, 2016).†

10.2

Amendment No. 5 to Credit Agreement, dated September 27, 2016, by and among the Company, the lenders referred to therein, and Bank of America, N.A., as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K filed September 28, 2016).

10.3	HCP, Inc. Executive Severance Plan (adopted as of May 6, 2016).*†

10.4	HCP, Inc. Executive Change in Control Severance Plan (as Amended and Restated as of May 6, 2016).*†

10.5

Tax Matters Agreement, dated as of October 31, 2016, by and between the Company and Quality Care Properties, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed October 31, 2016).

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

Date: November 1, 2016	HCP, Inc.

(Registrant)

/s/ MICHAEL D. MCKEE
Michael D. McKee
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ THOMAS M. HERZOG
Thomas M. Herzog
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ SCOTT A. ANDERSON
Scott A. Anderson
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)