Form 10-K
period 2016-12-31
HCP, INC.
filed 2017-02-13
CIK 765880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $15.1 billion.

As of January 31, 2017 there were 468,178,740 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

HCP, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2016

All references in this report to “HCP,” the “Company,” “we,” “us” or “our” mean HCP, Inc., together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “HCP, Inc.” mean the parent company without its subsidiaries.

Cautionary Language Regarding Forward-Looking Statements

Statements in this Annual Report on Form 10-K that are not historical factual statements are “forward-looking statements.”  We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “forecast,” “plan,” “potential,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. Forward-looking statements reflect our current expectations and views about future events and are subject to risks and uncertainties that could significantly affect our future financial condition and results of operations. While forward-looking statements reflect our good faith belief and assumptions we believe to be reasonable based upon current information, we can give no assurance that our expectations or forecasts will be attained. Further, we cannot guarantee the accuracy of any such forward-looking statement contained in this Annual Report, and such forward-looking statements are subject to known and unknown risks and uncertainties that are difficult to predict. As more fully set forth under “Item 1A, Risk Factors” in this report, risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:

•

our reliance on a concentration of a small number of tenants and operators for a significant percentage of our revenues, with our concentration in Brookdale increasing as a result of the consummation of the spin-off of Quality Care Properties, Inc. on October 31, 2016;

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

•

our concentration in the healthcare property sector, particularly in life sciences, medical office buildings and hospitals, which makes our profitability more vulnerable to a downturn in a specific sector than if we were investing in multiple industries;

•	availability of suitable properties to acquire at favorable prices, the competition for the acquisition and financing of those properties, and the costs of associated property development;

•

our ability to negotiate the same or better terms with new tenants or operators if existing leases are not renewed or we exercise our right to foreclose on loan collateral or replace an existing tenant or operator upon default;

•

the risks associated with our investments in joint ventures and unconsolidated entities, including our lack of sole decision making authority and our reliance on our partners’ financial condition and continued cooperation;

•	our ability to achieve the benefits of acquisitions or other investments within expected time frames or at all, or within expected cost projections;

•	operational risks associated with third party management contracts, including the additional regulation and liabilities of our RIDEA lease structures;

•

the potential impact on us and our tenants, operators and borrowers from current and future litigation matters, including the possibility of larger than expected litigation costs, adverse results and related developments;

•

the effect on our tenants and operators of legislation, executive orders and other legal requirements, including the Affordable Care Act and licensure, certification and inspection requirements, as well as laws addressing entitlement programs and related services, including Medicare and Medicaid, which may result in future reductions in reimbursements;

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

•	changes in global, national and local economic and other conditions, including currency exchange rates;

•	our ability to manage our indebtedness level and changes in the terms of such indebtedness;

•	competition for skilled management and other key personnel; and

•	our ability to maintain our qualification as a real estate investment trust.

Except as required by law, we do not undertake, and hereby disclaim, any obligation to update any forward-looking statements, which speak only as of the date on which they are made.

PART I

ITEM 1.    Business

General Overview

HCP, an S&P 500 company, invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). We are a Maryland corporation organized in 1985 and qualify as a self-administered real estate investment trust (“REIT”). We are headquartered in Irvine, California, with offices in Nashville and San Francisco. Our diverse portfolio is comprised of investments in the following reportable healthcare segments: (i) senior housing triple-net (“SH NNN”), (ii) senior housing operating portfolio (“SHOP”), (iii) life science and (iv) medical office.

On October 31, 2016, we completed the spin-off (the “Spin-Off”) of Quality Care Properties, Inc. (“QCP”) (NYSE:QCP). The Spin-Off included 338 properties, primarily comprised of the HCR ManorCare, Inc. (“HCRMC”) direct financing lease (“DFL”) investments and an equity investment in HCRMC. QCP is an independent, publicly-traded, self-managed and self-administrated REIT. See Notes 1 and 5 to the Consolidated Financial Statements for further information on the Spin-Off.

For a description of our significant activities during 2016, see Item 7 in this report.

Business Strategy

We invest and manage our real estate portfolio for the long-term to maximize the benefit to our stockholders and support the growth of our dividends. The core elements of our strategy are: (i) to acquire, develop, lease, own and manage a diversified portfolio of quality healthcare properties across multiple geographic locations and business segments including senior housing, medical office, and life science, among others; (ii) to align ourselves with leading healthcare companies, operators and service providers which, over the long-term, should result in higher relative rental rates, net operating cash flows and appreciation of property values; (iii) to maintain adequate liquidity with long-term fixed rate debt financing with staggered maturities, which supports the longer-term nature of our investments, while reducing our exposure to interest rate volatility and refinancing risk at any point in the interest rate or credit cycles; and (iv) to continue to manage our balance sheet with a targeted financial leverage of 40% relative to our assets.

Internal Growth Strategies

We believe our real estate portfolio holds the potential for increased future cash flows as it is well-maintained and in desirable locations within markets where new supply is generally  limited by the lack of available sites and the difficulty of obtaining the necessary licensing, other approvals and/or financing. Our strategy for maximizing the benefits from these opportunities is to: (i) work with new or existing tenants and operators to address their space and capital needs; and (ii) provide high-quality property management services in order to motivate tenants to renew, expand or relocate into our properties.

We expect to continue our internal growth as a result of our ability to:

•

Build and maintain long-term leasing and management relationships with quality tenants and operators. In choosing locations for our properties, we focus on their physical environment, adjacency to established businesses (e.g., hospital systems) and educational centers, proximity to sources of business growth and other local demographic factors.

•

Replace tenants and operators at the best available market terms and lowest possible transaction costs. We believe that we are well-positioned to attract new tenants and operators and achieve attractive rental rates and operating cash flow as a result of the location, design and maintenance of our properties, together with our reputation for high-quality building services and responsiveness to tenants, and our ability to offer space alternatives within our portfolio.

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

We monitor, but do not limit, our investments based on the percentage of our total assets that may be invested in any one property type, investment vehicle or geographic location, the number of properties that may be leased to a single tenant or operator, or loans that may be made to a single borrower. In allocating capital, we target opportunities with the most attractive risk/reward profile for our portfolio as a whole. We may take additional measures to mitigate risk, including diversifying our investments (by sector, geography, tenant or operator), structuring transactions as master leases, requiring tenant or operator insurance and indemnifications, and obtaining credit enhancements in the form of guarantees, letters of credit or security deposits.

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

Financing Strategies

Our REIT qualification requires us to distribute at least 90% of our REIT taxable income (excluding net capital gains); therefore, we don’t retain a significant amount of capital. As a result, we regularly access the public equity and debt markets to raise the funds necessary to finance acquisitions and debt investments, develop and redevelop properties, and refinance maturing debt.

We may finance acquisitions and other investments through the following vehicles:

•	borrowings under our credit facility;
•	issuance or origination of debt, including unsecured notes, term loans and mortgage debt;

•	sale of ownership interests in properties or other investments; or
•	issuance of common or preferred stock or equivalent.

We maintain a disciplined balance sheet by actively managing our debt to equity levels and maintaining multiple sources of liquidity. Our debt obligations are primarily long-term fixed rate with staggered maturities.

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

Segments

The following table summarizes our revenues by segment (in thousands):

	Year Ended December 31,
Segment	2016	%	2015	%	2014	%
SH NNN	$423,118	20	$428,269	22	$538,113	33
SHOP	686,822	32	518,264	27	243,612	15
Life science	358,537	17	342,984	18	314,114	19
Medical office	446,280	21	415,351	21	368,055	22
Other non-reportable segments	214,537	10	235,621	12	172,939	11
Total revenues	$2,129,294	100	$1,940,489	100	$1,636,833	100

Senior housing (SH NNN and SHOP). Our senior housing facilities are managed utilizing triple-net leases and RIDEA structures, which are permitted by the Housing and Economic Recovery Act of 2008 (commonly referred to as “RIDEA”), and include independent living facilities (“ILFs”), assisted living facilities (“ALFs”), memory care facilities (“MCFs”), care homes, and continuing care retirement communities (“CCRCs”), which cater to different segments of the elderly population based upon their personal needs. Services provided by our tenants or operators in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicare and Medicaid.

We have entered into long-term agreements with operators, including Brookdale Senior Living, Inc. (“Brookdale”) to operate and manage properties that are operated under a RIDEA structure. Under the provisions of RIDEA, a REIT may lease a “qualified healthcare property” on an arm’s length basis to a taxable REIT subsidiary (“TRS”), if the property is managed on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” RIDEA structures allow us to own the risks and rewards of the operations of healthcare facilities (as compared to leasing the property for contractual triple-net rents) in a tax efficient manner. We view RIDEA as a structure primarily to be used on properties that present attractive valuation entry points and/or growth profiles by: (i) transitioning the asset to a new operator that can bring scale, operating efficiencies, and/or ancillary services; or (ii) investing capital to reposition the asset. Brookdale provides comprehensive facility management and accounting services with respect to a majority of our senior housing RIDEA properties, for which we pay annual management fees pursuant to the aforementioned agreements. Most of the management agreements have terms ranging from 10 to 15 years, with three to four 5-year renewals. The base management fees are 4.5% to 5.0% of gross revenues (as defined) generated by the RIDEA facilities. In addition, there are incentive management fees payable to Brookdale if operating results of the RIDEA properties exceed pre-established EBITDAR (defined as earnings before interest, taxes, depreciation and amortization, and rent) thresholds.

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

•

Continuing Care Retirement Communities.  CCRCs offer several levels of assistance, including independent living, assisted living and nursing home care. CCRCs are different from other housing and care options for seniors because they usually provide written agreements or long-term contracts between residents and the communities (frequently lasting the term of the resident’s lifetime), which offer a continuum of housing, services and healthcare on one campus or site. CCRCs are appealing as they allow residents to “age in place.” CCRCs typically require the individual to be in relatively good health and independent upon entry.

The following table provides information about our SH NNN tenant concentration for the year ended December 31, 2016:

	Percentage of	Percentage of
Tenant	Segment Revenues	Total Revenues
Brookdale(1)	59%	12%

(1)	Excludes SHOP facilities operated by Brookdale in our SHOP segment, as discussed below. Includes revenues from 64 SH NNN facilities that were classified as held for sale at December 31, 2016.

As of December 31, 2016, Brookdale managed or operated, in our SHOP segment, approximately 18% of our real estate investments based on gross assets. Because an operator manages our facilities in exchange for the receipt of a management fee, we are not directly exposed to the credit risk of the operators in the same manner or to the same extent as our triple-net tenants. However, adverse developments in their business and affairs or financial condition could impair their ability to efficiently and effectively manage our facilities.

Life science.  These properties contain laboratory and office space primarily for biotechnology, medical device and pharmaceutical companies, scientific research institutions, government agencies and other organizations involved in the life science industry. While these properties have characteristics similar to commercial office buildings, they generally contain more advanced electrical, mechanical, and heating, ventilating and air conditioning (“HVAC”) systems. The facilities generally have specialty equipment including emergency generators, fume hoods, lab bench tops and related amenities. In many instances, life science tenants make significant investments to improve their leased space, in addition to landlord improvements, to accommodate biology, chemistry or medical device research initiatives.

Life science properties are primarily configured in business park or campus settings and include multiple buildings. The business park and campus settings allow us the opportunity to provide flexible, contiguous/adjacent expansion to accommodate the growth of existing tenants. Our properties are located in well-established geographical markets known for scientific research and drug discovery, including San Francisco and San Diego, California, and Durham, North Carolina. At December 31, 2016, 97% of our life science properties were triple-net leased (based on leased square feet).

The following table provides information about our life science tenant concentration for the year ended December 31, 2016:

	Percentage of	Percentage of
Tenants	Segment Revenues	Total Revenues
Amgen, Inc.	15%	2%
Genentech, Inc.(1)	14%	2%

(1)

Pursuant to a purchase and sale agreement in January 2016, the tenant exercised its purchase options under its lease on eight facilities, of which four sold in November 2016, and four are expected to close in the third quarter of 2018. Accordingly, the percentage of segment revenues will decrease below 10% upon completion of these sales.

Medical office.    Medical office buildings (“MOBs”) typically contain physicians’ offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these facilities are similar to commercial office buildings, they require additional plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room, and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain vaults or other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices), with approximately 82% of our MOBs, based on square feet, located on hospital campuses and 95% are affiliated with hospital systems. Occasionally, we invest in MOBs located on hospital campuses which may be subject to ground leases. At December 31, 2016, approximately 53% of our medical office buildings were triple-net leased (based on leased square feet) with the remaining leased under gross or modified gross leases.

The following table provides information about our medical office tenant concentration for the year ended December 31, 2016:

	Percentage of	Percentage of
Tenant	Segment Revenues	Total Revenues
Hospital Corporation of America ("HCA")(1)	17%	4%

(1)	Percentage of total revenues from HCA includes revenues earned from both our medical office and other non-reportable segments.

Other non-reportable segments.  At December 31, 2016, we had interests in and managed 15 hospitals, 61 care homes in the United Kingdom (“U.K.”), five post-acute/skilled nursing facilities (“SNFs”), 4 of which were owned by our unconsolidated joint ventures, and $877 million of debt investments. Services provided by our tenants and operators in hospitals are paid for by private sources, third-party payors (e.g., insurance and HMOs) or through Medicare and Medicaid programs. Our hospital property types include acute care, long-term acute care, specialty and rehabilitation hospitals. Care homes offer personal care services, such as lodging, meal services, housekeeping and laundry services, medication management and assistance with ADL. Care homes are registered to provide different levels of services, ranging from personal care to nursing care. Some homes can be further registered for a specific care need, such as dementia or terminal illness. SNFs offer restorative, rehabilitative and custodial nursing care for people following a hospital stay or not requiring the more extensive and complex treatment available at hospitals. All of our care homes in the U.K., hospitals and SNFs are triple-net leased.

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

Income from our investments depends on our tenants’ and operators’ ability to compete with other companies on multiple levels, including: the quality of care provided, reputation, success of product or drug development, the physical appearance of a facility, price and range of services offered, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, the size and demographics of the population in surrounding areas, and the financial condition of our tenants and operators. For a discussion of the risks associated with competitive conditions affecting our business, see “Item 1A, Risk Factors” in this report.

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

Based on information primarily provided by our tenants and operators, including our medical office segment, at December 31, 2016, we estimate that approximately 13% and 12% (15% and 14%, excluding our medical office segment) of the annualized base rental payments received from our tenants and operators were dependent on Medicare and Medicaid reimbursement, respectively.

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

Insurance

We obtain various types of insurance to mitigate the impact of property, business interruption, liability, flood, windstorm, earthquake, environmental and terrorism related losses. We attempt to obtain appropriate policy terms, conditions, limits and deductibles considering the relative risk of loss, the cost of such coverage and current industry practice. There are, however, certain types of extraordinary losses, such as those due to acts of war or other events that may be either uninsurable or not economically insurable. In addition, we have a large number of properties that are exposed to earthquake, flood and windstorm occurrences which carry higher deductibles.

We maintain property insurance for all of our properties, and this insurance is primary for our SHOP (RIDEA), life science and medical office segments. Tenants under triple-net leases, primarily in our SH NNN segment, are required to provide primary property, business interruption and liability insurance. We maintain separate general and professional liability insurance for our SHOP (RIDEA) facilities. Additionally, our corporate general liability insurance program also extends coverage for all of our properties beyond the aforementioned. We periodically review whether we or our RIDEA operators will bear responsibility for maintaining the required insurance coverage for the applicable SHOP properties, but the costs of such insurance are facility expenses paid from the revenues of those properties, regardless of who maintains the insurance.

We also maintain directors and officers liability insurance which provides protection for claims against our directors and officers arising from their responsibilities as directors and officers. Such insurance also extends to us in certain situations.

Employees of HCP

At December 31, 2016, we had 188 full-time employees, none of whom were subject to a collective bargaining agreement.

Sustainability

We believe that sustainability initiatives are a vital part of corporate responsibility, which supports our primary goal of increasing stockholder value through profitable growth. We continue to advance our commitment to sustainability, with a focus on achieving goals in each of the Environmental, Social and Governance (“ESG”) dimensions of sustainability.

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

Our 2016 sustainability achievements include being named the Healthcare Leader in the Light Award winner by the National Association of Real Estate Investment Trusts (“NAREIT”) and constituency in the FTSE4Good Index series for the fifth consecutive year.

Additionally, we achieved constituency in the North America Dow Jones Sustainability Index (“DJSI”) for the fourth consecutive year, as well as the World DJSI for the second time. Accordingly, HCP was included in The Sustainability Yearbook, a listing of the world’s most sustainable companies which includes only those companies in the top 15% of their industry, as scored by the DJSI assessment. For additional information regarding our ESG sustainability initiatives and our approach to climate change, please visit our website at www.hcpi.com/sustainability.

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

Current copies of our Code of Business Conduct and Ethics and Vendor Code of Business Conduct and Ethics are posted on our website at www.hcpi.com/codeofconduct. In addition, waivers from, and amendments to, our Code of Business Conduct and Ethics that apply to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, will be timely posted on our website at www.hcpi.com/codeofconduct.

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

Risks Related to Our Business and Operations

We depend on one tenant and operator, Brookdale, for a significant percentage of our revenues and net operating income. Continuing adverse developments, including operational challenges, in Brookdale’s business and affairs or financial condition would likely have a materially adverse effect on us.

We manage our facilities utilizing RIDEA and triple-net lease (“lease arrangements”) structures. As of December 31, 2016, Brookdale leased or managed 212 senior housing facilities that we own and 16 SHOP facilities owned by our unconsolidated joint venture pursuant to long-term lease and management agreements.

Properties managed by Brookdale under RIDEA structures as of December 31, 2016, accounted for 18% of our gross segment assets. Services provided by our managers in facilities managed under a RIDEA structure are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs. We report the resident level fees and services revenues and corresponding operating expenses in our consolidated financial statements.

In addition to our RIDEA structures with Brookdale, our leases with respect to Brookdale as a tenant accounted for 12% of our revenues for the year ended December 31, 2016.

Although we have various rights as the property owner under our management agreements, we rely on Brookdale’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our related senior living operations efficiently and effectively. We also rely on Brookdale to set appropriate resident fees, manage occupancy, provide accurate and complete property-level financial results for these senior housing communities in a timely manner and otherwise operate them in compliance with the terms of our management agreements and all applicable laws and regulations.

In its capacity as a manager in the RIDEA structures, Brookdale does not lease our properties and, therefore, our exposure to its credit risk is in a different manner as compared to a triple-net tenant. Brookdale has experienced significant challenges in integrating its July 2014 acquisition of Emeritus Corp. and has been adversely affected by increased competition that has negatively impacted occupancy rates and, in certain cases, Brookdale has offered additional discounts and incentives to residents. Brookdale, as well as our other operators, has also experienced labor expense pressure and increased labor turnover.

In its capacity as a triple-net tenant, we depend on Brookdale to pay all insurance, tax, utilities, maintenance and repair expenses in connection with the leased properties. We depend on adequate maintenance and repair of the properties to remain competitive and attract and retain patients and residents. Adverse developments in Brookdale’s business and related declining rent coverage ratios have increased its credit risk. If these adverse developments result in prolonged inadequate property maintenance or improvements, or impair Brookdale’s access to capital necessary for maintenance or improvements, it could lead to a significant reduction in occupancy rates and market rents, which would likely have a materially adverse effect on us.

Brookdale’s operational challenges and potential adverse developments in its business, affairs and financial results could significantly divert management’s attention, increase employee turnover, and impair its ability to manage the properties or its operations efficiently and effectively. This could ultimately result in, among other adverse events, acceleration of Brookdale’s indebtedness, impairment of its continued access to capital, the enforcement of default remedies by its counterparties or the commencement of insolvency proceedings by or against it under the U.S. Bankruptcy Code.

In addition, Brookdale depends on private sources for its revenues and the ability of its patients and residents to pay its fees. For example, costs associated with independent and assisted living services are not generally reimbursable under governmental reimbursement programs such as Medicare and Medicaid. Accordingly, Brookdale depends on attracting seniors with appropriate levels of income and assets, which may be affected by many factors including prevailing economic and market trends, consumer confidence and demographics. Consequently, if Brookdale fails to effectively conduct its operations, or to maintain and improve our properties, it would adversely affect its business reputation and its ability to attract and retain patients and residents in our properties, which would have a materially adverse effect on its and our business, results of operations and financial condition.

Brookdale also relies on reimbursements from governmental programs for a portion of its revenues. Changes in reimbursement policies and other governmental regulation, such as potential changes to, or repeal of, the Patient Protection and Affordable Care Act, along with the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) that may result from the new presidential administration, may result in reductions in Brookdale’s revenues, operations and cash flows and affect its ability to meet its obligations to us. For a further discussion of the legislation and regulation that are applicable to us and our tenants, operators and borrowers, see “—Legislation and Regulation—The requirements of, or changes to, governmental reimbursement programs such as Medicare or Medicaid, may adversely affect our tenants’, operators’ and borrowers’ ability to meet their financial and other contractual obligations to us.” While Brookdale generally has also agreed to indemnify us for various claims, litigation and liabilities arising in connection with its business, it may have insufficient assets, income, access to financing and/or insurance coverage to enable them to satisfy its indemnification obligations.

The inability, unwillingness or other failure of Brookdale under its lease agreements and RIDEA structures to meet its obligations to us could materially reduce our cash flow, net operating income and results of operations and have other materially adverse effects on our business, results of operations and financial condition.

The bankruptcy, insolvency or financial deterioration of one or more of our major tenants, operators or borrowers may materially adversely affect our business, results of operations and financial condition.

We lease our properties directly to operators in most cases, and in certain other cases, we lease to third party tenants who enter into long-term management agreements with operators to manage the properties. We are also a direct or indirect lender to various tenants and operators. We have very limited control over the success or failure of our tenants’ and operators’ businesses. Any of our tenants or operators may experience a downturn in its business that materially weakens its financial condition. As a result, they may fail to make  payments when due. Although we generally have arrangements and other agreements that give us the right under specified circumstances to terminate a lease, evict a tenant or operator, or demand immediate repayment of certain obligations to us, we may determine not to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.

A downturn in any of our tenants’ or operators’ businesses could ultimately lead to bankruptcy if it is unable to timely resolve the underlying causes, which may be largely outside of its control. Bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization that may render certain of these remedies unenforceable, or, at the least, delay our ability to pursue such remedies and realize any recoveries in connection therewith. For example, we cannot evict a tenant or operator solely because of its bankruptcy filing.

A debtor has the right to assume, or to assume and assign to a third party, or to reject its executory contracts and unexpired leases in a bankruptcy proceeding. If a debtor were to reject its leases with us, obligations under such rejected leases would cease. The claim against the rejecting debtor would be an unsecured claim, which would be limited by the statutory cap set forth in the U.S. Bankruptcy Code. This statutory cap may be substantially less than the remaining rent actually owed under the lease. In addition, a debtor may also assert in bankruptcy proceedings that leases should be re-characterized as financing agreements, which could result in our being deemed a lender instead of a landlord. A lender’s rights and remedies, as compared to a landlord’s, generally are materially more unfavorable.

Furthermore, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing our remedies unless we first obtain relief from the court having jurisdiction over the bankruptcy case. This would effectively limit or delay our ability to collect unpaid rent, and we may ultimately not receive any payment at all. In addition, we would likely be required to fund certain expenses and obligations (e.g., real estate taxes, insurance, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant, operator or manager. Additionally, we lease many of our facilities to healthcare providers who provide long-term custodial care to the elderly. Evicting these operators for failure to pay rent while the facility is occupied may involve specific procedural or regulatory requirements and may not be successful. Even if eviction is possible, we may determine not to do so due to reputational or other risks.

Bankruptcy or insolvency proceedings may also result in increased costs to the operator and significant management distraction. If we are unable to transition affected properties, they could experience prolonged operational disruption, leading to lower occupancy rates and further depressed revenues. Publicity about the operator’s financial condition and insolvency proceeds may also negatively impact their and our reputations, decreasing customer demand and revenues. Any or all of these risks could have a material adverse effect on our revenues, results of operations and cash flows. These risks would be magnified where we lease multiple properties to a single operator under a master lease, as an operator failure or default under a master lease would expose us to these risks across multiple properties.

Additionally, the financial weakness or other inability of our tenants, operators or borrowers to make payments or comply with certain other lease obligations may affect our compliance with certain covenants contained in our debt securities, credit facilities and the mortgages on the properties leased or managed by such borrowers, tenants and operators, or otherwise adversely affect our results of operations. Under certain conditions, defaults under the underlying mortgages may result in cross default under our other indebtedness. Although we may be able to secure amendments under the applicable agreements in those circumstances, the bankruptcy of a borrower, tenant or operator may result in less favorable borrowing terms than currently available, delays in the availability of funding or other materially adverse consequences.

Increased competition and market and legislative changes have resulted and may further result in lower net revenues for some of our tenants, operators and borrowers and may affect their ability to meet their financial and other contractual obligations to us.

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

Our tenants, operators and borrowers also compete with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. This competition, which is due, in part, to over-development in some segments in which we invest, has caused the occupancy rate of newly constructed buildings to slow and the monthly rate that many newly built and previously existing facilities were able to obtain for their services to decrease. Our tenants, operators and borrowers may be unable to achieve occupancy and rate levels, and to manage their expenses, in a way that will enable them to meet all of their obligations to us. Further, many competing companies may have resources and attributes that are superior to those of our tenants, operators and borrowers. Our tenants, operators and borrowers may encounter increased competition that could limit their ability to maintain or attract residents or expand their businesses or to manage their expenses, either of which could materially adversely affect their ability to meet their financial and other contractual obligations to us, potentially decreasing our revenues and impairing our assets and/or increasing collection and dispute costs.

In addition, our operators’ revenues are determined by a number of factors, including licensed bed capacity, occupancy, the healthcare needs of residents, the rate of reimbursement, and or a decrease the income or assets of seniors in the regions in which we operate. For example, due to generally increased vulnerability to illness, occupancy at our senior housing facilities could significantly decrease in the event of a severe flu season, an epidemic or any other widespread illness. Additionally, new and evolving payor and provider programs in the United States, including but not limited to Medicare Advantage, Dual Eligible, Accountable Care Organizations, and Bundled Payments, have resulted in reduced reimbursement rates, average length of stay and average daily census, particularly for higher acuity patients.

Furthermore, the new presidential administration and new Congress has introduced uncertainty in the direction of the healthcare regulatory landscape and we cannot predict the impact of any regulatory or legislative changes on the industry or our ability to compete effectively therein. See the risks described under “—Legislation and Regulation—The requirements of, or changes to, governmental reimbursement programs such as Medicare or Medicaid, may adversely affect our tenants’, operators’ and borrowers’ ability to meet their financial and other contractual obligations to us.”

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

We depend on investments in the healthcare property sector, making our profitability more vulnerable to a downturn or slowdown in that specific sector than if we were investing in multiple industries.

We concentrate our investments in the healthcare property sector. As a result, we are subject to risks inherent to investments in a single industry. A downturn or slowdown in the healthcare property sector would have a greater adverse impact on our business than if we had investments in multiple industries. Specifically, a downturn in the healthcare property sector could negatively impact the ability of our tenants, operators and borrowers to meet their obligations to us, as well as the ability to maintain rental and occupancy rates. This could adversely affect our business, financial condition and results of operations. In addition, a downturn in the healthcare property sector could adversely affect the value of our properties and our ability to sell properties at prices or on terms acceptable to us.

In addition, real estate investments are relatively illiquid. Our ability to quickly sell or exchange any of our properties in response to changes in the performance of our properties or economic and other conditions is limited. We may be unable to recognize full value for any property that we seek to sell for liquidity reasons. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations. In addition, we are exposed to the risks inherent in concentrating investments in real estate, and in particular, health care industries.

Changes within the life science industry may adversely impact our revenues and results of operations.

Our life science investments could be adversely affected if the life science industry is impacted by an economic, financial, or banking crisis or if the life science industry migrates from the U.S. to other countries or to areas outside of primary markets in South San Francisco and San Diego. Also, some of our properties may be better suited for a particular life science industry client tenant and could require modification before we are able to re-lease vacant space to another life science industry client tenant. Generally, our properties may not be suitable for lease to traditional office client tenants without significant expenditures on renovations.

Our ability to negotiate contractual rent escalations on future leases and to achieve increases in rental rates will depend upon market conditions and the demand for life science properties at the time the leases are negotiated and the increases are proposed.

Many life science entities have completed mergers or consolidations. Mergers or consolidations of life science entities in the future could reduce the amount of rentable square footage requirements of our client tenants and prospective client tenants, which may adversely impact our revenues from lease payments and results of operations.

The hospitals on whose campuses our MOBs are located and their affiliated healthcare systems could fail to remain competitive or financially viable, which could adversely impact their ability to attract physicians and physician groups to our MOBs and our other facilities that serve the healthcare industry.

Our MOBs and other facilities that serve the healthcare industry depend on the viability of the hospitals on whose campuses our MOBs are located and their affiliated healthcare systems in order to attract physicians and other healthcare-related users. The viability of these hospitals, in turn, depends on factors such as the quality and mix of healthcare services provided, competition, demographic trends in the surrounding community, market position and growth potential, as well as the ability of the affiliated healthcare systems to provide economies of scale and access to capital. If a hospital whose campus is located on or near one of our MOBs is unable to meet its financial obligations, and if an affiliated healthcare system is unable to support that hospital, the hospital may not be able to compete successfully or could be forced to close or relocate, which could adversely impact its ability to attract physicians and other healthcare-related users. Because we rely on our proximity to and affiliations with these hospitals to create tenant demand for space in our MOBs, their inability to remain competitive or financially viable, or to attract physicians and physician groups, could adversely affect our MOB operations and have a materially adverse effect on us.

In addition, the potential repeal of the Affordable Care Act and related regulations and uncertainty regarding potential replacement legislation, could result in significant changes to the scope of insurance coverage and reimbursement policies, which could put negative pressure on the operations and revenues of our MOBs.

We may be unable to maintain or expand our relationships with our existing and future hospital and health system clients.

The success of our medical office portfolio depends, to a large extent, on past, current and future relationships with hospitals and their affiliated health systems. We invest significant amounts of time in developing relationships with both new and existing clients. If we fail to maintain these relationships, including through a lack of responsiveness, failure to adapt to the current market and employment of individuals with adequate experience, our reputation and relationships will be harmed and we may lose business to competitors. If our relationships with hospitals and their affiliated health systems deteriorate, it could have a materially adverse effect on us.

Economic and other conditions that negatively affect geographic areas from which a greater percentage of our revenues is recognized could materially adversely affect our business, results of operations and financial condition.

For the year ended December 31, 2016, 26% of our revenue was derived from properties located in California, which is also where substantially all of our life-science portfolio is located. As a result, we may be subject to increased exposure to adverse conditions affecting the state, including downturns in the local economies or changes in local real estate conditions, increased competition or decreased demand, changes in state-specific legislation and local climate events and natural disasters (such as earthquakes, wildfires and hurricanes), which could cause significant disruption in our businesses in the region, harm our ability to compete effectively, result in increased costs and divert more management attention, any or all of which could adversely affect our business and results of operations.

If we must replace any of our tenants or operators, we may have difficulty identifying replacements and we may be required to incur substantial renovation costs to make certain of our healthcare properties suitable for other tenants and operators.

We cannot predict whether our tenants will renew existing leases beyond their current term. If we or our tenants terminate or do not renew the leases for our properties, we would attempt to reposition those properties with another tenant or operator. Healthcare facilities are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and at times tenant-specific and may be subject to regulatory requirements. A new or replacement tenant or operator may require different features in a property, depending on that tenant’s or operator’s particular business. In addition, infrastructure improvements for life science facilities typically are significantly more costly than improvements to other property types, and we may be unable to recover part or all of these higher costs. Therefore, if a current tenant or operator is unable to pay rent and/or vacates a property, we may incur substantial expenditures to modify a property and experience delays before we are able to secure another tenant or operator or to accommodate multiple tenants or operators. These expenditures or renovations and delays may materially adversely affect our business, results of operations and financial condition.

Additionally, we may fail to identify suitable replacements or enter into leases or other arrangements with new tenants or operators on a timely basis or on terms as favorable to us as our current leases, if at all. We may be required to fund certain expenses and obligations such as real estate taxes, debt costs and maintenance expenses, to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. In addition, we may incur certain obligations and liabilities, including obligations to indemnify the replacement tenant or operator, which could have a materially adverse effect on us.

We face additional risks associated with property development and redevelopment that can render a project less profitable or not profitable at all and, under certain circumstances, prevent completion of development activities once undertaken.

Property development is a component of our growth strategy. For example, in October 2016 we commenced the third phase of The Cove at Oyster Point, our newest life science development in South San Francisco. At December 31, 2016, our actual investment and estimated commitments under our development and redevelopment platforms, including land held for development, represented approximately $673 million, or 4% of our total assets. Large-scale, ground-up development of healthcare properties presents additional risks for us, including risks that:

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

•

our joint venture partners could have investment and financing goals that are not consistent with our objectives, including the timing, terms and strategies for any investments, and what levels of debt to incur or carry;

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

Acquisitions require the integration of companies that have previously operated independently. Successful integration of the operations of these companies depends primarily on our ability to consolidate operations, systems, procedures, properties and personnel, and to eliminate redundancies and costs. We may encounter difficulties in these integrations. Potential difficulties associated with acquisitions include our ability to effectively monitor and manage our expanded portfolio of properties, the loss of key employees, the disruption of our ongoing business or that of the acquired entity, possible inconsistencies in standards, controls, procedures and policies, and the assumption of unexpected liabilities, including:

•	liabilities relating to the cleanup or remediation of undisclosed environmental conditions;
•	unasserted claims of vendors, residents, patients or other persons dealing with the seller;
•	liabilities, claims and litigation, whether or not incurred in the ordinary course of business, relating to periods prior to our acquisition;
•	claims for indemnification by general partners, directors, officers and others indemnified by the seller;
•	claims for return of government reimbursement payments; and
•	liabilities for taxes relating to periods prior to our acquisition.

In addition, the acquired companies and their properties may fail to perform as expected, including in respect of estimated cost savings. Inaccurate assumptions regarding future rental or occupancy rates could result in overly optimistic estimates of future revenues. Similarly, we may underestimate future operating expenses or the costs necessary to bring properties up to standards established for their intended use or for property improvements.

If we have difficulties with any of these areas, or if we later discover additional liabilities or experience unforeseen costs relating to our acquired companies, we might not achieve the economic benefits we expect from our acquisitions, and this may materially adversely affect our business, results of operations and financial condition.

From time to time we have made, and we may seek to make, one or more material acquisitions, which may involve the expenditure of significant funds.

We regularly review potential transactions in order to maximize stockholder value. Our review process may require significant management attention and a potential transaction could be abandoned or rejected by us or the other parties involved after we expend significant resources and time. In addition, future acquisitions may require the issuance of securities, the incurrence of debt, assumption of contingent liabilities or incurrence of significant expenditures, each of which could materially adversely impact our business, financial condition or results of operations. In addition, the financing required for such acquisitions may not be available on commercially favorable terms or at all.

Our tenants, operators and borrowers face litigation and may experience rising liability and insurance costs.

In some states, advocacy groups have been created to monitor the quality of care at healthcare facilities, and these groups have brought litigation against the tenants and operators of such facilities. Also, in several instances, private litigation by patients, residents or “whistleblowers” has sought, and sometimes resulted in, large damage awards. See “—The requirements of, or changes to, governmental reimbursement programs such as Medicare or Medicaid, may adversely affect our tenants’, operators’ and borrowers’ ability to meet their financial and other contractual obligations to us.” The effect of this litigation and other potential litigation may materially increase the costs incurred by our tenants, operators and borrowers for monitoring and reporting quality of care compliance. In addition, their cost of liability and medical malpractice insurance can be significant and may increase or not be available at a reasonable cost so long as the present healthcare litigation environment continues. Cost increases could cause our tenants and operators to be unable to make their lease or mortgage payments or fail to purchase the appropriate liability and malpractice insurance, or cause our borrowers to be unable to meet their obligations to us, potentially decreasing our revenues and increasing our collection and litigation costs. In addition, as a result of our ownership of healthcare facilities, we may be named as a defendant in lawsuits arising from the alleged actions of our tenants or operators, for which claims such tenants and operators have agreed to indemnify us, but which may require unanticipated expenditures on our part. Furthermore, although our leases and agreements provide us with certain information rights with respect to our tenants and operators, one or more of our tenants may be or become party to pending litigation or investigation to which we are unaware or do not have a right to participate or evaluate. In such cases, we would be unable to determine the potential impact of such litigation or investigation on our tenants or our business or results. Moreover, negative publicity of any of our operators’ or tenants’ litigation, other legal proceedings or investigations may also negatively impact their and our reputation, resulting in lower customer demand and revenues, which could have a material adverse effect on our financial condition, results of operations and cash flow.

We, through our subsidiaries, enter into management contracts with third party eligible independent contractors to manage some of our facilities whereby we assume additional operational risks and are subject to additional regulation and liability.

RIDEA structures at the year ended December 31, 2016, accounted for 24% of our gross segment assets. RIDEA permits REITs, such as us, to lease healthcare facilities that we own or partially own to a TRS, provided that our TRS hires an independent qualifying management company to operate the facility. Under the RIDEA lease structure, the independent qualifying management company receives a management fee from our TRS for operating the facility as an independent contractor. As the owner of the facility contracting out operational responsibility, we assume more of the operational risk relative to other structures because we lease our facility to our own partially- or wholly-owned subsidiary rather than a third party operator. Our resulting revenues therefore depend more on occupancy rates, the rates charged to residents and the ability to control operating expenses. Our TRS, and hence we, are responsible for any operating deficits incurred by the facility.

The operator, which would be our TRS when we use a RIDEA lease structure, of a healthcare facility is generally required to be the holder of the applicable healthcare license. This licensing requirement subjects our TRS and us (through our ownership interest in our TRS) to various regulatory laws, including those described above. Most states regulate and inspect healthcare facility operations, patient care, construction and the safety of the physical environment. If one or more of our healthcare real estate facilities fails to comply with applicable laws, our TRS, if it holds the healthcare license and is the entity enrolled in government health care programs, could be subject to penalties including loss or suspension of license, certification or accreditation, exclusion from government healthcare programs (i.e., Medicare, Medicaid), administrative sanctions, civil monetary penalties, and in certain instances, criminal penalties. Additionally, if our TRS holds the healthcare license, it could have exposure to professional liability claims arising out of an alleged breach of the applicable standard of care rules.

In addition, rents from this TRS structure are treated as qualifying rents from real property if (i) they are paid pursuant to an arms-length lease of a “qualified healthcare property” with the TRS and (ii) the manager qualifies as an “eligible independent contractor,” as defined in the Code. If either of these conditions is not satisfied, then the rents will not be qualifying rents.

The requirements of, or changes to, governmental reimbursement programs such as Medicare or Medicaid, may adversely affect our tenants’, operators’ and borrowers’ ability to meet their financial and other contractual obligations to us.

Certain of our tenants, operators and borrowers are affected, directly or indirectly, by an extremely complex set of federal, state and local laws and regulations pertaining to governmental reimbursement programs. These laws and regulations are subject to frequent and substantial changes that are sometimes applied retroactively. See “Item 1—Business—Government Regulation, Licensing and Enforcement” above. For example, to the extent that our tenants, operators or borrowers receive a significant portion of their revenues from governmental payors, primarily Medicare and Medicaid, they are generally subject to, among other things:

•	statutory and regulatory changes;
•	retroactive rate adjustments;
•	recovery of program overpayments or set-offs;
•	federal, state and local litigation and enforcement actions;
•	administrative proceedings;
•	policy interpretations;

•	payment or other delays by fiscal intermediaries or carriers;
•	government funding restrictions (at a program level or with respect to specific facilities); and
•	interruption or delays in payments due to any ongoing governmental investigations and audits at such properties.

The failure to comply with the extensive laws, regulations and other requirements applicable to their business and the operation of our properties could result in, among other challenges: (i) becoming ineligible to receive reimbursement from governmental reimbursement programs; (ii) bans on admissions of new patients or residents; (iii) civil or criminal penalties; and (iv) significant operational changes. These laws and regulations are enforced by a variety of federal, state and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. For example, we have provided a loan to Tandem Health Care (“Tandem”), a property company with ownership interests in 69 facilities totaling 6,924 beds (see Note 7 to the Consolidated Financial Statements for additional information). The sole operator of Tandem’s facilities, Consulate Health Care (“Consulate”), is facing a qui tam or “whistleblower” action alleging that Consulate overbilled the federal government and the State of Florida (United States of America v. CMC II, LLC, et al, U.S. District Court, M.D. Florida). Trial commenced on January 17, 2017 and we are unable to assess a likely outcome. However, a negative outcome could have a materially adverse effect on Consulate, which in turn could have a resulting materially adverse effect on Tandem’s ability to meet its debt service obligations to us. Regardless of the ultimate outcome, our tenants, operators and borrowers could be adversely affected by the resources required to respond to an investigation or other enforcement action. In such event, the results of operations and financial condition of our tenants and the results of operations of our properties operated by those entities could be materially adversely affected, which, in turn, could have a materially adverse effect on us. We are unable to predict future federal, state and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework could have a materially adverse effect on our tenants and operators, which, in turn, could have a materially adverse effect on us.

Sometimes, governmental payors freeze or reduce payments to healthcare providers, or provide annual reimbursement rate increases that are smaller than expected, due to budgetary and other pressures. Healthcare reimbursement will likely continue to be of significant importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or the effect that any future legislative reforms may have on our tenants’, operators’ and borrowers’ costs of doing business and on the amount of reimbursement by government and other third-party payors. The failure of any of our tenants, operators or borrowers to comply with these laws and regulations, and significant limits on the scope of services reimbursed and on reimbursement rates and fees, could materially adversely affect their ability to meet their financial and contractual obligations to us.

Furthermore, executive orders and legislation may repeal the Affordable Care Act and related regulations in whole or in part. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare system. We cannot quantify or predict the likely impact of these possible changes on our business model, prospects, financial condition or results of operations.

Legislation to address federal government operations and administration decisions affecting the Centers for Medicare and Medicaid Services could have a materially adverse effect on our tenants’, operators’ and borrowers’ liquidity, financial condition or results of operations.

Congressional consideration of legislation pertaining to the federal debt ceiling, the Affordable Care Act, tax reform and entitlement programs, including reimbursement rates for physicians, could have a materially adverse effect on our tenants’, operators’ and borrowers’ liquidity, financial condition or results of operations. In particular, reduced funding for entitlement programs such as Medicare and Medicaid may result in increased costs and fees for programs such as Medicare Advantage Plans and additional reductions in reimbursements to providers. Amendments to or repeal of the Affordable Care Act and decisions by the Centers for Medicare and Medicaid Services could impact the delivery of services and benefits under Medicare, Medicaid or Medicare Advantage Plans and could affect our tenants and operators and the manner in which they are reimbursed by such programs. Such changes could have a materially adverse effect on our tenants’, operators’ and borrowers’ liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and could have a materially adverse effect on us.

Tenants and operators that fail to comply with federal, state, local and international laws and regulations, including licensure, certification and inspection requirements, may cease to operate or be unable to meet their financial and other contractual obligations to us.

Our tenants, operators and borrowers are subject to or impacted by extensive, frequently changing federal, state, local and international laws and regulations. These laws and regulations include, among others: laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our tenants and operators conduct their business, such as fire, health and safety and privacy laws; federal and state laws affecting hospitals, clinics and other healthcare communities that participate in both Medicare and Medicaid that mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants, and similar foreign laws regulating the healthcare industry; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the ADA and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration or similar foreign agencies. Certain of our properties may also require a license, registration and/or certificate of need to operate.

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

Life science tenants, particularly those involved in developing and marketing pharmaceutical products, are subject to certain unique risks, including the following:

•

some of our tenants require significant outlays of funds for the research, development, clinical testing and manufacture of their products and technologies. If private investors, the government or other sources of funding are unavailable to support such activities, a tenant’s business may be adversely affected or fail;

•

the research, development, clinical testing, manufacture and marketing of some of our tenants’ products require federal, state and foreign regulatory approvals which may be costly or difficult to obtain, may take several years and be subject to delay, require valuation through clinical trials and the use of substantial resources, and may often be unpredictable;

•

even after a life science tenant gains regulatory approval and market acceptance, the product may still present significant regulatory and liability risks, including, among others, the possible later discovery of safety concerns and other defects and potential loss of approvals, competition from new products and the expiration of patent protection for the product;

•	our tenants with marketable products may be adversely affected by healthcare reform and the reimbursement policies of government or private healthcare payors;
•

dependence on the commercial success of certain products, which may be reliant on the efficacy of the products, acceptance of the products among doctors and patients, negative publicity and the negative results or safety signals from the clinical trials of competitors which may reduce demand or prompt regulatory actions; and

•

our tenants may be unable to adapt to the rapid technological advances in the industry and to adequately protect their intellectual property under patent, copyright or trade secret laws and defend against third party claims of intellectual property violations.

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

If a tenant or operator defaults under one of our mortgages or mezzanine loans, we may have to foreclose on the loan or protect our interest by acquiring title to the collateral and thereafter making substantial improvements or repairs in order to maximize the property’s investment potential. In some cases, the collateral consists of the equity interests in an entity that directly or indirectly owns the applicable real property or interests in operating facilities and, accordingly, we may not have full recourse to assets of that entity, or that entity may have incurred unexpected liabilities. Tenants, operators or borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against our exercise of enforcement or other remedies and/or bring claims for lender liability in response to actions to enforce mortgage obligations. Foreclosure-related costs, high loan-to-value ratios or declines in the value of the facility may prevent us from realizing an amount equal to our mortgage or mezzanine loan upon foreclosure, and we may be required to record a valuation allowance for such losses. Even if we are able to successfully foreclose on the collateral securing our real estate-related loans, we may inherit properties for which we may be unable to expeditiously secure tenants or operators, if at all, or we may acquire equity interests that we are unable to immediately resell due to limitations under the securities laws, either of which would adversely affect our ability to fully recover our investment.

Required regulatory approvals can delay or prohibit transfers of our healthcare facilities.

Transfers of healthcare facilities to successor tenants or operators may be subject to regulatory approvals or ratifications, including, but not limited to, change of ownership approvals and Medicare and Medicaid provider arrangements that are not required for transfers of other types of commercial operations and other types of real estate. The replacement of any tenant or operator could be delayed by the regulatory approval process of any federal, state or local government agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. If we are unable to find a suitable replacement tenant or operator upon favorable terms, or at all, we may take possession of a facility, which might expose us to successor liability, require us to indemnify subsequent operators to whom we might transfer the operating rights and licenses, or require us to spend substantial time and funds to preserve the value of the property and adapt the facility to other uses, all of which may materially adversely affect our business, results of operations and financial condition.

Risks Related to Our Capital Structure and Market Conditions

We rely on external sources of capital to fund future capital needs, and if access to such capital is unavailable on acceptable terms or at all, it could have a materially adverse effect on our ability to meet commitments as they become due or make future investments necessary to grow our business.

We may not be able to fund all future capital needs, including capital expenditures, debt maturities and other commitments, from cash retained from operations. If we are unable to obtain enough internal capital, we may need to rely on external sources of capital (including debt and equity financing) to fulfill our capital requirements. Our access to capital depends upon a number of factors, some of which we have little or no control over, including but not limited to:

•	general availability of capital, including less favorable terms, rising interest rates and increased borrowing costs;
•	the market price of the shares of our equity securities and the credit ratings of our debt and any preferred securities we may issue;
•	the market’s perception of our growth potential and our current and potential future earnings and cash distributions;
•	our degree of financial leverage and operational flexibility;
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

Our credit ratings can affect the amount and type of capital we can access, as well as the terms of any financing we may obtain. We may be unable to maintain our current credit ratings, and in the event that our current credit ratings deteriorate, we would likely incur higher borrowing costs, and it may be more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. Also, a downgrade in our credit ratings would trigger additional costs or other potentially negative consequences under our current and future credit facilities and debt instruments. The credit ratings of our senior unsecured debt are based on, among other things, our operating performance, liquidity and leverage ratios, overall financial position, level of indebtedness and pending or future changes in the regulatory framework applicable to our operators and our industry.

Our level of indebtedness may increase and materially adversely affect our future operations.

Our outstanding indebtedness as of December 31, 2016, was approximately $9.2 billion. We may incur additional indebtedness in the future, including in connection with the development or acquisition of assets, which may be substantial. Any significant additional indebtedness could negatively affect the credit ratings of our debt and require us to dedicate a substantial portion of our cash flow to interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, conduct development activities, make capital expenditures and acquisitions or carry out other aspects of our business strategy. Increased indebtedness can also make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

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

An increase in interest rates could increase interest cost on new debt and existing variable rate debt and could materially adversely impact our ability to refinance existing debt, sell assets and conduct acquisition, investment and development activities.

Since the most recent recession, the U.S. Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. In December 2016, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point. At this point, it is uncertain what impact the December rate increase might have on us. Additionally, market interest rates may continue to increase, and the increase may materially and negatively affect us. If interest rates increase, so could our interest costs for any variable rate debt and for new debt. This increased cost could make the financing of any acquisition and development activity more costly. Rising interest rates could limit our ability to refinance existing debt when it matures, or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

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

The global financial markets have experienced and may continue to undergo periods of significant volatility, disruption and uncertainty. While economic conditions have improved since the economic downturn in 2008 and 2009, economic growth has at times been slow and uneven and the strength and sustainability of an economic recovery is challenging and uncertain. Increased or prolonged market disruption, volatility or uncertainty could materially adversely impact our ability to raise capital, obtain new financing or refinance our existing obligations as they mature and fund real estate and development activities.

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

We may pursue growth opportunities in international markets where the U.S. dollar is not the denominated currency. The ownership of investments located outside of the United States subjects us to risk from fluctuations in exchange rates between foreign currencies and the U.S. dollar. A significant change in the value of the British pound sterling (“GBP”) may have a materially adverse effect on our financial position, debt covenant ratios, results of operations and cash flow.

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

From time to time, we are involved in legal proceedings, lawsuits and other claims. We may also be named as defendants in lawsuits arising out of our alleged actions or the alleged actions of our tenants and operators for which such tenants and operators have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such litigation may have a materially adverse effect on our business, results of operations and financial condition. Regardless of the outcome, litigation or other legal proceedings may result in substantial costs, disruption of our normal business operations and the diversion of management attention. We may be unable to prevail in, or achieve a favorable settlement of, any pending or future legal action against us. See Item 3—Legal Proceedings of this Annual Report on Form 10-K.

Loss of our key personnel could temporarily disrupt our operations and adversely affect us.

We depend on the efforts of our executive officers, and competition for these individuals is intense. Although they are covered by our Executive Severance Plan and Change in Control Plan, which provide many of the benefits typically found in executive employment agreements, none of our executive chairman, chief executive officer or incoming chief financial officer have employment agreements with us. We cannot assure you that they, or our president who does have an employment agreement with us, will remain employed with us. The loss or limited availability of the services of any of our executive officers, or our inability to recruit and retain qualified personnel in the future, could, at least temporarily, have a materially adverse effect on our business, results of operations and financial condition and the value of our common stock.

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

If one of our properties experiences a loss that is uninsured or that exceeds policy coverage limits, we could lose our investment in the damaged property as well as the anticipated future cash flows from such property. If the damaged property is subject to recourse indebtedness, we could continue to be liable for the indebtedness even if the property is irreparably damaged.

In addition, even if damage to our properties is covered by insurance, a disruption of business caused by a casualty event may result in loss of revenues for us. Any business interruption insurance may not fully compensate them or us for such loss of revenue.

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

The Protecting Americans from Tax Hikes Act of 2015 (the “Act”) contains changes to certain aspects of the U.S. federal income tax rules applicable to us. The Act is the most recent example of changes to the REIT rules, and additional legislative changes may occur that could adversely affect our current tax positions. The Act modifies various rules that apply to our ownership of, and business relationship with, our TRSs and reduces the maximum allowable value of our assets attributable to TRSs from 25% to 20% which could impact our ability to enter into future investments. The Act makes permanent the reduction of the recognition period (from ten years to five years) during which an entity that converted from a corporation to a REIT or was acquired by a REIT is subject to a corporate-level tax on built-in gains recognized during such period, which could influence the types of investments we enter into in the future. The Act also makes multiple changes related to the Foreign Investment in Real Property Tax Act, or FIRPTA, expands prohibited transaction safe harbors and qualifying hedges, and repeals the preferential dividend rule for public REITs previously applicable to us. Lastly, the Act adjusts the way we may calculate certain earnings and profits calculations to avoid double taxation at the stockholder level, and expands the types of qualifying assets and income for purposes of the REIT requirements. The provisions enacted by the Act could result in changes in our tax positions or investments, and future legislative changes related to those rules described above could have a materially adverse impact on our results of operations and financial condition.

Our international investments and operations may result in additional tax-related risks.

We have investments and operations in the United Kingdom, and may further expand internationally. International expansion presents tax-related risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to:

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

Property and Direct Financing Lease Investments

The following table summarizes our consolidated property and DFL investments as of and for the year ended December 31, 2016 (square feet and dollars in thousands):

	Number of		Gross Asset	Rental	Operating
Facility Location	Facilities	Capacity	Value(1)	Revenues(2)	Expenses
SH NNN—real estate:		(Units)
California	22	2,022	$453,094	$51,312	$(5,494)
Texas	16	1,761	216,536	46,071	(5)
Florida	14	1,776	275,825	38,041	—
Oregon	16	1,357	188,626	26,858	(317)
Virginia	10	1,228	270,132	21,705	—
Washington	17	1,199	212,047	17,178	—
Colorado	2	414	89,791	18,043	—
Other (28 States)	86	7,776	1,361,661	167,855	(948)
	183	17,533	3,067,712	387,063	(6,764)
Senior housing—DFLs(3):
Other (12 States)	27	3,123	628,698	36,055	54
Total SH NNN	210	20,656	$3,696,410	$423,118	$(6,710)
SHOP:		(Units)
Texas	27	4,385	$623,258	$137,818	$(91,514)
Florida	23	3,241	498,329	128,805	(85,267)
Colorado	7	1,123	342,301	54,052	(33,174)
Illinois	8	1,434	275,079	53,472	(42,337)
California	11	1,632	264,306	93,579	(72,231)
Other (21 States)	53	5,483	949,248	219,096	(156,347)
Total SHOP	129	17,298	$2,952,521	$686,822	$(480,870)

	Number of		Gross Asset	Rental	Operating
Facility Location	Facilities	Capacity	Value(1)	Revenues(2)	Expenses
Life science:		(Sq. Ft.)
California	108	6,432	$3,176,224	$331,525	$(67,940)
Other (2 States)	8	512	143,255	27,012	(4,538)
Total life science	116	6,944	$3,319,479	$358,537	$(72,478)
Medical office:		(Sq. Ft.)
Texas	60	5,606	$917,195	$123,677	$(51,484)
California	17	993	308,853	30,958	(16,305)
Pennsylvania	4	1,282	285,232	33,166	(12,714)
Florida	24	1,328	235,819	26,203	(11,944)
Other (26 States)	133	8,901	1,601,306	232,276	(81,240)
Total medical office	238	18,110	$3,348,405	$446,280	$(173,687)
Other(4):		(Beds)
Texas	4	1,035	$231,512	$34,138	$(4,592)
California	2	111	143,500	19,360	(15)
Other (9 States)	10	1,105	206,798	39,421	(47)
	16	2,251	$581,810	$92,919	$(4,654)
Other—U.K.:		(Units)
Other (U.K.)	61	3,198	307,949	32,810	-
Total other non-reportable segments	77		$889,759	$125,729	$(4,654)
Total properties	770		$14,206,574	$2,040,486	$(738,399)

(1)

Represents gross real estate and the carrying value of DFLs, excluding development properties and assets held for sale. Gross real estate represents the carrying amount of real estate after adding back accumulated depreciation and amortization.

(2)	Represent the combined amount of rental and related revenues, tenant recoveries, resident fees and services and income from DFLs.
(3)	Represents leased properties that are classified as DFLs.
(4)	Represents hospitals and skilled nursing facilities, and includes leased properties that are classified as DFLs.

Occupancy and Annual Rent Trends

The following table summarizes occupancy and average annual rent trends for our consolidated property and DFL investments for the years ended December 31, (square feet in thousands):

	2016	2015	2014	2013	2012
SH NNN(1):
Average annual rent per unit(1)	$14,604	$14,544	$13,907	$13,361	$13,593
Average capacity (available units)	28,455	28,777	33,917	35,932	27,235
SHOP:
Average annual rent per unit(1)	$42,851	$41,435	$38,017	$32,070	$30,294
Average capacity (available units)	16,028	12,704	6,408	4,620	4,626
Life science:
Average occupancy percentage	98%	97%	93%	92%	90%
Average annual rent per square foot(1)	$48	$46	$46	$44	$45
Average occupied square feet	7,332	7,179	6,637	6,480	6,250
Medical office:
Average occupancy percentage	91%	91%	91%	91%	91%
Average annual rent per square foot(1)	$28	$28	$28	$27	$27
Average occupied square feet	15,697	14,677	13,136	12,767	12,147
Other non-reportable segments:
Average annual rent per bed - Hospital(1)	$39,076	$39,834	$38,756	$38,089	$37,294
Average capacity (available beds) - Hospital	2,271	2,187	2,184	2,138	2,050
Average annual rent per unit - U.K.(1)	9,200	10,048	11,240	—	—
Average capacity (available units) - U.K.	3,190	2,515	501	—	—
Average annual rent per bed - SNF(1)	10,803	8,292	8,062	7,537	7,308
Average capacity (available beds) - SNF	426	1,047	1,022	974	976

(1)

Average annual rent is presented as a ratio of revenues comprised of rental and related revenues, tenant recoveries and income from DFLs divided by the average capacity or average occupied square feet of the facilities and annualized for mergers and acquisitions for the year in which they occurred. Average annual rent for leased properties (including DFLs) excludes termination fees and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles and DFL non-cash interest).

Development Properties

The following table sets forth the properties in our consolidated property portfolio at December 31, 2016 that were under development or redevelopment (in thousands):

				Estimated
		Placed	Investment	Total at
Name of Project	Location	in Service	to Date(1)	Completion
Life science:
The Cove at Oyster Point - Phase I	South San Francisco, CA	$101,179	$64,854	$190,800
The Cove at Oyster Point - Phase II	South San Francisco, CA	—	112,152	220,486
The Cove at Oyster Point - Phase III	South San Francisco, CA	—	24,916	211,111
Ridgeview	San Diego, CA	—	31,207	62,000
Medical office:
Pearland II	Pearland, TX	5,400	9,906	18,800
Sky Ridge	Lone Tree, CO	17,692	14,015	37,551
Cypress	Cypress, TX	15,968	13,861	40,206
Woodlands Plaza IV	Shenendoah, TX	—	19,550	37,050
Medical City Dallas Garage(2)	Dallas, TX	—	5,325	9,300
Yorktown(2)	Fairfax, VA	10	1,420	6,208
Aurora I and II(2)	Aurora, CO	658	1,068	8,888
Museum Medical Tower(2)	Houston, TX	161	1,381	10,048
Sunrise Tower IV(2)	Las Vegas, NV	308	1,666	6,500
One Fannin(2)	Houston, TX	720	1,737	8,000
		$142,096	$303,058	$866,948

(1)	Excludes the portion of the property that has been placed in service.
(2)	Represents redevelopment projects.

At December 31, 2016, we also had $252 million of land held for future development primarily in our life science segment.

Tenant Lease Expirations

The following table shows tenant lease expirations, including those related to DFLs, for the next 10 years and thereafter at our consolidated properties, assuming that none of the tenants exercise any of their renewal or purchase options, unless otherwise noted below (dollars and square feet in thousands), and excludes properties in our SHOP segment and assets held for sale. See “Tenant Purchase Options” section of Note 12 to the Consolidated Financial Statements for additional information on leases subject to purchase options.

	Expiration Year
Segment	Total	2017(1)	2018	2019	2020	2021	2022	2023	2024	2025	2026	Thereafter
SH NNN:
Properties	210	26	7	5	22	6	1	24	12	5	7	95
Base rent(2)	$311,203	$12,035	$25,114	$9,470	$38,574	$9,872	$1,476	$43,368	$13,674	$9,388	$5,599	$142,633
% of segment base rent	100	4	8	3	12	3	—	14	4	3	2	47
Life science(3):
Square feet	6,686	671	1,196	570	508	778	599	880	65	499	121	799
Base rent(2)	$273,121	$28,922	$60,540	$18,222	$16,331	$44,326	$18,631	$41,204	$3,111	$17,273	$5,439	$19,122
% of segment base rent	100	11	22	7	6	16	7	15	1	6	2	7
Medical office:
Square feet	16,666	2,905	2,285	1,984	2,144	1,397	951	594	531	1,821	749	1,305
Base rent(2)	$376,515	$69,771	$53,416	$47,655	$51,569	$34,879	$23,195	$13,621	$14,014	$28,323	$18,692	$21,380
% of segment base rent	100	19	14	13	14	9	6	4	4	8	5	4
Other non-reportable segments(4):
Properties	77	1	—	5	1	1	4	—	2	1	—	62
Base rent(2)	$110,022	$7,815	$—	$7,434	$7,815	$1,526	$12,918	$—	$15,073	$21,857	$—	$35,584
% of segment base rent	100	7	—	7	7	1	12	—	14	20	—	32
Total:
Base rent(2)	$1,070,861	$118,543	$139,070	$82,781	$114,289	$90,603	$56,220	$98,193	$45,872	$76,841	$29,730	$218,719
% of total base rent	100	11	13	8	11	8	5	9	4	7	3	21

(1)	Includes month-to-month leases.
(2)

The most recent month’s (or subsequent month’s if acquired in the most recent month) base rent including additional rent floors and cash income from DFLs annualized for 12 months. Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest and deferred revenues).

(3)	Includes 337,000 sq. ft. and annualized rents of $20 million expiring in 2018 related to the exercise of tenant purchase options in January 2016.
(4)	Includes a hospital with annualized rents of $8 million expiring in 2017 related to the exercise of a tenant purchase option in February 2016.

See Schedule III: Real Estate and Accumulated Depreciation, included in this report, which information is incorporated by reference in this Item 2.

ITEM 3.    Legal Proceedings

We believe that our existing legal proceedings will not have a material adverse impact on our business or financial position, results of operations or cash flows. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

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

None.

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange. It has been our policy to declare quarterly dividends to common stockholders so as to comply with applicable provisions of the Code governing REITs. For the fiscal quarters indicated below are the reported high and low sales prices per share of our common stock on the New York Stock Exchange and the cash dividends paid per common share:

	High	Low	Per Share Distribution
2016(1)
Fourth Quarter	$38.09	$27.61	$0.370
Third Quarter	40.43	34.56	0.575
Second Quarter	36.90	31.91	0.575
First Quarter	39.25	25.11	0.575
2015(1)
Fourth Quarter	39.83	32.71	0.565
Third Quarter	40.90	35.37	0.565
Second Quarter	44.79	36.20	0.565
First Quarter	49.61	39.88	0.565

(1)	Price as originally traded. Does not give effect to the stock dividend of $6.17 per common share related to the Spin-Off (discussed below).

At January 31, 2017, we had 9,894 stockholders of record, and there were 218,367 beneficial holders of our common stock.

Dividends (Distributions)

Distributions with respect to our common stock can be characterized for federal income tax purposes as taxable ordinary dividends, capital gain dividends, nondividend distributions or a combination thereof. Following is the characterization of our annual common stock distributions per share:

	Year Ended December 31,
	2016		2015	2014
Ordinary dividends	$1.5561		$2.1184	$1.9992
Capital gain dividends	—		0.0316	0.0890
Nondividend distributions	6.7089		0.1100	0.0918
	$8.2650	(1)	$2.2600	$2.1800

(1)	Consists of $2.095 per common share of quarterly cash dividends and $6.17 per common share of stock dividends related to the Spin-Off (discussed below).

HCP common stockholders on October 24, 2016, the record date for the Spin-Off (the “Record Date”), received upon the Spin-Off on October 31, 2016 one share of QCP common stock for every five shares of HCP common stock they held (the “Distributed Shares”) and cash in lieu of fractional shares of QCP. For U.S. federal income tax purposes, HCP reported the fair market value of the QCP common stock distributed per each share of HCP common stock outstanding on the Record Date was $6.17, or $30.85 for each share of QCP common stock. Accordingly, every HCP common stockholder who received a Distributed Share has a tax cost basis of $30.85 per Distributed Share.

On February 2, 2017, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.37 per share. The common stock dividend will be paid on March 2, 2017 to stockholders of record as of the close of business on February 15, 2017.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our common stock made by or on our behalf during the quarter ended December 31, 2016.

			Total Number of Shares	Maximum Number (or
			Purchased as	Approximate Dollar Value)
	Total Number		Part of Publicly	of Shares that May Yet
	of Shares	Average Price	Announced Plans	be Purchased Under
Period Covered	Purchased(1)	Paid per Share	or Programs	the Plans or Programs
October 1-31, 2016	30	$35.91	—	—
November 1-30, 2016	—	—	—	—
December 1-31, 2016	590	30.30	—	—
Total	620	30.57	—	—

(1)

Represents restricted shares withheld under our equity incentive plans to offset tax withholding obligations that occur upon vesting of restricted shares. The value of the shares withheld is based on the closing price of our common stock on the last trading day prior to the date the relevant transaction occurred.

Performance Graph

The graph below compares the cumulative total return of HCP, the S&P 500 Index and the Equity REIT Index of NAREIT, from January 1, 2012 to December 31, 2016. Total cumulative return is based on a $100 investment in HCP common stock and in each of the indices on January 1, 2012 and assumes quarterly reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

AMONG S&P 500, EQUITY REITS AND HCP, INC.

RATE OF RETURN TREND COMPARISON

JANUARY 1, 2012–DECEMBER 31, 2016

(JANUARY 1, 2012 = $100)

Performance Graph Total Stockholder Return

$300
$250
$200
$150
$100
$50
$0
01/01/12
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
Equity REIT Index
S &P 500
HCP

	December 31,
	2012	2013	2014	2015	2016
FTSE NAREIT Equity REIT Index	$119.70	$123.12	$157.63	$162.08	$176.07
S&P 500	115.98	153.51	174.47	176.88	197.98
HCP, Inc.	114.21	96.33	122.96	113.24	103.02

ITEM 6.    Selected Financial Data

Set forth below is our selected financial data as of and for each of the years in the five-year period ended December 31, (dollars in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of operations data:
Total revenues	$2,129,294	$1,940,489	$1,636,833	$1,488,786	$1,281,861
Income from continuing operations	374,171	152,668	271,315	253,526	156,213
Net income (loss) applicable to common shares	626,549	(560,552)	919,796	969,103	812,289
Basic earnings per common share
Continuing operations	0.77	0.30	0.56	0.52	0.29
Discontinued operations	0.57	(1.51)	1.45	1.61	1.61
Net income (loss) attributable to common stockholders	1.34	(1.21)	2.01	2.13	1.90
Diluted earnings per common share
Continuing operations	0.77	0.30	0.56	0.52	0.29
Discontinued operations	0.57	(1.51)	1.44	1.61	1.61
Net income (loss) attributable to common stockholders	1.34	(1.21)	2.00	2.13	1.90
Balance sheet data:
Total assets	15,759,265	21,449,849	21,331,436	20,040,310	19,879,697
Debt obligations(1)	9,189,495	11,069,003	9,721,269	8,626,067	8,659,691
Total equity	5,941,308	9,746,317	10,997,099	10,931,134	10,753,777
Other data:
Dividends paid	979,542	1,046,638	1,001,559	956,685	865,306
Dividends paid per common share(2)	2.095	2.260	2.180	2.100	2.000
Funds from operations (“FFO”)(3)	1,119,153	(10,841)	1,381,634	1,349,264	1,166,508
Diluted FFO per common share(3)	2.39	(0.02)	3.00	2.95	2.72
FFO as adjusted(3)	1,282,390	1,470,167	1,398,691	1,382,699	1,195,799
Diluted FFO as adjusted per common share(3)	2.74	3.16	3.04	3.02	2.79
Funds available for distribution (“FAD”)(3)	1,215,696	1,261,849	1,178,822	1,158,082	954,645

(1)	Includes bank line of credit, bridge and term loans, senior unsecured notes, mortgage and other secured debt, and other debt.
(2)	Represents cash dividends. Additionally, in October 2016 we issued $6.17 of stock dividends related to the Spin-Off.
(3)	For a more detailed discussion and reconciliation of FFO, FFO as adjusted and FAD, see “Non-GAAP Financial Measure Reconciliations” in Item 7.

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth in this Item 7 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•	2016 Transaction Overview
•	Dividends
•	Results of Operations
•	Liquidity and Capital Resources
•	Contractual Obligations
•	Off-Balance Sheet Arrangements
•	Inflation
•	Non-GAAP Financial Measure Reconciliations
•	Critical Accounting Policies
•	Recent Accounting Pronouncements

2016 Transaction Overview

Spin-Off of Real Estate Portfolio

On October 31, 2016, we completed our previously announced Spin-Off of QCP. QCP’s assets include 338 properties, primarily comprised of the HCRMC DFL investments and an equity investment in HCRMC. Following the completion of the Spin-Off on October 31, 2016, QCP is an independent, publicly-traded, self-managed and self-administrated REIT. As a result of the Spin-Off, the operations of QCP are now classified as discontinued operations in all periods presented herein.  We entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) with QCP in connection with the Spin-Off. The Separation and Distribution Agreement divides and allocates the assets and liabilities of HCP prior to the Spin-Off between QCP and HCP, governs the rights and obligations of the parties regarding the Spin-Off, and contains other key provisions relating to the separation of QCP’s business from HCP.

In connection with the Spin-Off, we entered into a Transition Services Agreement ("TSA") with QCP. Per the terms of the TSA, we agreed to provide certain administrative and support services to QCP on a transitional basis for established fees, which are expected to approximate the actual cost incurred by us in providing the transition services to QCP for the relevant period. The TSA will terminate on the expiration of the term of the last service provided under the agreement, which will be on or prior to October  30, 2017. The TSA provides that QCP generally has the right to terminate a transition service upon thirty days' notice to us. The TSA contains provisions under which we will, subject to certain limitations, be obligated to indemnify QCP for losses incurred by QCP resulting from our breach of the TSA.

See Notes 1 and 5 to the Consolidated Financial Statements for further information on the Spin-Off.

Investment Transactions

In January 2016, we acquired a portfolio of five private pay senior housing communities with 364 units and a skilled nursing facility with 120 beds for $95 million. All of the communities were developed within the past two years and are triple-net leased to four regional operators.

In July 2016, we acquired two Class A life science buildings totaling 136,000 square feet and a four-acre parcel of land in San Diego, California for $49 million.

In September 2016, we acquired a portfolio of seven private pay senior housing communities for $186 million, including the assumption of $74 million of debt, at a 4.0% interest rate, maturing in 2044. Consisting of 526 assisted living and memory care units, the portfolio is managed by Senior Lifestyle Corporation in a 100% owned RIDEA structure.

In November 2016, we entered into agreements with Maria Mallaband Care Group (“Maria Mallaband”) to acquire a portfolio of predominantly private pay prime care homes located in London/South-East England for $131 million (£105 million). In mid-2017, through the exercise of a call option, subject to certain contingencies, we intend to convert our bridge loan provided to Maria Mallaband in November into fee ownership and enter into a Master Lease with Maria Mallaband.

In December 2016, we acquired a portfolio of 10 MOBs, including nine on-campus MOBs, located throughout the U.S. in a sale-leaseback transaction with Community Health Systems for $163 million. The MOBs have an initial lease term of 15 years.

Developments

Through February 13, 2017, we have leased 73% of The Cove Phase I, which consists of two Class A buildings totaling 247,000 square feet and was delivered in the third quarter of 2016. In response to Phase I leasing success and continued strong demand from life science users in South San Francisco, in February 2016, we commenced a $220 million development, The Cove Phase II, which adds two Class A buildings totaling 230,000 square feet and is expected to be delivered by the third quarter of 2017. Through February 13, 2017, we have leased 100% of The Cove Phase II. In response to The Cove Phase I and Phase II leasing success, in October 2016, we commenced the $211 million development of The Cove Phase III, which adds two Class A buildings representing up to 336,000 square feet.

In June 2016, we commenced a $62 million multi-building development project encompassing 301,000 square feet at our Ridgeview Business Park in Poway, California, which is 50% leased. The project includes a $32 million build-to-suit project with an existing tenant for 152,000 square feet and is expected to be completed in 2018 as part of a larger leasing transaction.

Disposition Transactions

In January 2017, we sold four life science facilities in Salt Lake City, Utah for $76 million.

In May 2016, we entered into a master contribution agreement with Brookdale to contribute our ownership interest in RIDEA II to an unconsolidated JV owned by HCP and an investor group led by Columbia Pacific Advisors, LLC (“CPA”) (the “HCP/CPA JV”). The members agreed to recapitalize RIDEA II with $602 million of debt, of which $360 million was provided by a third-party and $242 million was provided by HCP. In return, we received $480 million in cash proceeds from the HCP/CPA JV and $242 million in note receivables and retained an approximate 40% beneficial interest in RIDEA II (the note receivable and 40% beneficial interest are herein referred to as the “RIDEA II Investments”). This transaction resulted in HCP deconsolidating the net assets of RIDEA II because it will no longer direct the activities that most significantly impact the venture. The closing of these transactions occurred in January 2017.

In October 2016, we entered into definitive agreements to sell 64 SH NNN assets, currently under triple-net leases with Brookdale, for $1.125 billion to affiliates of Blackstone Real Estate Partners VIII, L.P. The closing of this transaction is expected to occur during 2017 and remains subject to regulatory and third party approvals and other customary closing conditions. Additionally, in October 2016, we entered into definitive agreements for a multi-element transaction with

Brookdale to: (i) sell or transition 25 assets currently triple-net leased to Brookdale, for which Brookdale will receive a $10.5 million annual rent reduction upon lease termination, (ii) re-allocate annual rent of $9.6 million from those 25 assets to the remaining Brookdale triple-net lease portfolio (occurred on November 1, 2016) and (iii) transition eight triple-net leased assets into RIDEA structures (seven of which closed in December 2016 and one of which closed in January 2017). The closing of the sale or transition of the 25 assets and corresponding rent reduction is expected to occur throughout 2017 and remain subject to regulatory and third party approvals and other customary closing conditions.

During the year ended December 31, 2016, we sold: (i) a portfolio of five post-acute/skilled nursing and two SH NNN facilities for $130 million, (ii) five life science facilities for $386 million, (iii) seven SH NNN facilities for $88 million, (iv) three MOBs for $20 million and (v) three SHOP facilities for $41 million and recognized total gain on sales of $165 million.

In January 2016, we entered into a definitive agreement for purchase options that were exercised on eight life science facilities in South San Francisco, California, to be sold in two tranches for $311 million (sold in November 2016 and discussed above) and $269 million, respectively. The second tranche is expected to close in the third quarter of 2018.

In June 2016 and September 2016, we received $51 million and $19 million, respectively, from the monetization of three senior housing development loans, recognizing $15 million and $4 million of incremental interest income, respectively, which represents our participation in the appreciation of the underlying real estate assets.

Financing Activities

In January 2017, we paid down $440 million on our revolving line of credit facility, primarily using proceeds from our RIDEA II joint venture disposition.

During 2016, we repaid $2.0 billion of senior unsecured notes, $1.1 billion of which was prepaid using proceeds from the Spin-Off. In addition, we settled $388 million of mortgage debt, $108 million of which was prepaid using proceeds from the Spin-Off. As a result of the prepayment of debt using proceeds from the Spin-Off, we incurred aggregate loss on debt extinguishments of $46 million, primarily related to prepayment penalties.

In July 2016, we exercised a one-year extension option on our £137 million ($169 million at December 31, 2016), four-year unsecured term loan that was entered into on July 30, 2012 (the “2012 Term Loan”). Based on our credit ratings at December 31, 2016, the 2012 Term Loan accrues interest at a rate of GBP LIBOR plus 1.40%.

Dividends

Quarterly cash dividends paid during 2016 aggregated to $2.095 per share. On February 2, 2017, our Board of Directors declared a quarterly cash dividend of $0.37 per common share. The dividend will be paid on March 2, 2017 to stockholders of record as of the close of business on February 15, 2017.

Results of Operations

We evaluate our business and allocate resources among our reportable business segments: (i) senior housing triple-net (SH NNN), (ii) senior housing operating portfolio (SHOP), (iii) life science and (iv) medical office. Under the medical office segment, we invest through the acquisition and development of MOBs, which generally require a greater level of property management. Otherwise, we primarily invest, through the acquisition and development of real estate, in single tenant and operator properties. We have other non-reportable segments that are comprised primarily of our U.K. care homes, debt investments and hospitals. We evaluate performance based upon: (i) property net operating income from continuing operations (“NOI”) and (ii) adjusted NOI (cash NOI) of the combined consolidated and unconsolidated investments in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Consolidated Financial Statements).

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

NOI is defined as rental and related revenues, including tenant recoveries, resident fees and services, and income from DFLs, less property level operating expenses; NOI excludes all other financial statement amounts included in net income (loss) as presented in Note 14 to the Consolidated Financial Statements. Management believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles, non-refundable entrance fees and lease termination fees (“non-cash adjustments”). Adjusted NOI is oftentimes referred to as “cash NOI.” We use NOI and adjusted NOI to make decisions about resource allocations, to assess and compare property level performance, and to evaluate our same property portfolio (“SPP”), as described below. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect various excluded items. Further, our definition of NOI may not be comparable to the definition used by other REITs or real estate companies, as they may use different methodologies for calculating NOI. For a reconciliation of NOI and Adjusted NOI to net income (loss) by segment, refer to Note 14 to the Consolidated Financial Statements.

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

In addition, we present FFO before the impact of non-comparable items including, but not limited to, severance-related charges, litigation provisions, preferred stock redemption charges, impairments (recoveries) of non-depreciable assets, prepayment costs (benefits) associated with early retirement or payment of debt, foreign currency remeasurement losses (gains) and transaction-related items (“FFO as adjusted”). Prepayment costs (benefits) associated with early retirement of debt include the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of debt. Transaction-related items include acquisition and pursuit costs (e.g., due diligence and closing) and gains/charges incurred as a result of mergers and acquisitions and lease amendment or termination activities. Management believes that FFO as adjusted provides a meaningful supplemental measurement of our FFO run-rate and is frequently used by analysts, investors and other interested parties in the evaluation of our performance as a REIT. At the same time that NAREIT created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe stockholders, potential investors and financial analysts who review our operating performance are best served by an FFO run-rate earnings measure that includes, in addition to adjustments made to arrive at the NAREIT defined measure of FFO, other adjustments to net income (loss). FFO as adjusted is used by management in analyzing our business and the performance of our properties, and we believe it is important that stockholders, potential investors and financial analysts understand this measure used by management. We use FFO as adjusted to: (i) evaluate our performance in comparison with expected results and results of previous periods, relative to resource allocation decisions, (ii) evaluate the performance of our management, (iii) budget and forecast future results to assist in the allocation of resources, (iv) assess our performance as compared with similar real estate companies and the industry in general and (v) evaluate how a specific potential investment will impact our future results. Other REITs or real estate companies may use different methodologies for calculating an adjusted FFO measure, and accordingly, our FFO as adjusted may not be comparable to those reported by other REITs. For a reconciliation of net income (loss) to FFO and FFO as adjusted and other relevant disclosure, refer to “Non-GAAP Financial Measure Reconciliations” below.

Funds Available for Distribution

FAD is defined as FFO as adjusted after excluding the impact of the following: (i) amortization of acquired market lease intangibles, net, (ii) amortization of deferred compensation expense, (iii) amortization of deferred financing costs, net, (iv) straight-line rents, (v) non-cash interest and depreciation related to DFLs and lease incentive amortization (reduction of straight-line rents) and (vi) deferred revenues, excluding amounts amortized into rental income that are associated with tenant funded improvements owned/recognized by us and up-front cash payments made by tenants to reduce their contractual rents. Also, FAD: (i) is computed after deducting recurring capital expenditures, including leasing costs and second generation tenant and capital improvements, and (ii) includes lease restructure payments and adjustments to compute our share of FAD from our unconsolidated joint ventures and those related to CCRC non-refundable entrance fees. Adjustments for joint ventures are calculated to reflect our pro-rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of FAD for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated joint ventures in which we do not own 100% of the equity by adjusting our FAD to remove the third party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods (see FFO above for further disclosure regarding our use of pro-rata share information and its limitations). Other REITs or real estate companies may use different methodologies for calculating FAD, and accordingly, our FAD may not be comparable to those reported by other REITs. Although our FAD computation may not be comparable to that of other REITs, management believes FAD provides a meaningful supplemental measure of our performance and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. We believe FAD is an alternative run-rate earnings measure that improves the understanding of our operating results among investors and makes comparisons with: (i) expected results, (ii) results of previous periods and (iii) results among REITs, more meaningful. FAD does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as it excludes the following items which generally flow through our cash flows from operating activities: (i) adjustments for changes in working capital or the actual timing of the payment of income or expense items that are accrued in the period, (ii) transaction-related costs, (iii) litigation provision, (iv) severance-related expenses and (v) actual cash receipts from interest income recognized on loans receivable (in contrast to our FAD adjustment to exclude non-cash interest and depreciation related to our investments in direct financing leases). Furthermore, FAD is adjusted for recurring capital expenditures, which are generally not considered when determining cash flows from operations or liquidity. FAD is a non-GAAP supplemental financial measure and should not be considered as an alternative to net income (loss) determined in accordance with GAAP. For a reconciliation of net income (loss) to FAD and other relevant disclosure, refer to “Non-GAAP Financial Measure Reconciliations” below.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015 and the Year Ended December 31, 2015 to the Year Ended December 31, 2014

Overview(1)

2016 and 2015

Results for the years ended December 31, 2016 and 2015 (dollars in thousands except per share data):

	Year Ended		Year Ended		Per
	December 31, 2016		December 31, 2015		Share
	Amount	Per Diluted Share	Amount	Per Diluted Share	Change
Net income (loss) applicable to common shares	$626,549	$1.34	$(560,552)	$(1.21)	$2.55
FFO applicable to common shares	1,119,153	2.39	(10,841)	(0.02)	2.41
FFO as adjusted applicable to common shares	1,282,390	2.74	1,470,167	3.16	(0.42)
FAD applicable to common shares	1,215,696		1,261,849

(1)	For the reconciliation of non-GAAP financial measures, see “Non-GAAP Financial Measure Reconciliations” section below.

Earnings per share (“EPS”) increased primarily as a result of the following:

•	impairment charges during 2015 not repeated in 2016;
•	increased NOI from: (i) our 2015 and 2016 acquisitions, (ii) annual rent escalations and (iii) developments placed in service;
•	increased gains on sales of real estate due to a higher volume of disposition activity during 2016;
•	a reduction in interest expense as a result of debt repayments during 2015 and 2016; and
•	a net termination fee expense recognized in 2015 not repeated in 2016.

The increase in EPS was partially offset by the following:

•

a reduction in income from our HCRMC investments as a result of: (i) the HCRMC lease amendment effective April 1, 2015, (ii) the sale of non-strategic assets during the second half of 2015 and 2016, and (iii) a change in income recognition to a cash basis method beginning in January 2016;

•

the impact from the Spin-Off of QCP resulting in: (i) increased transaction costs and (ii) loss on debt extinguishment, representing penalties on the prepayment of debt using proceeds from the Spin-Off;

•	increased income tax expense related to our estimated exposure to state built-in gain tax;
•	a reduction in interest income from placing our Four Seasons senior notes (“Four Seasons Notes”) on cost recovery status in the third quarter of 2015 and loan repayments during 2015 and 2016;
•	increased severance-related charges during 2016 primarily related to the departure of our former President and Chief Executive Officer (“CEO”) in July 2016;
•	increased depreciation and amortization from our 2015 and 2016 acquisitions; and
•	a reduction of foreign currency remeasurement gains recognized as a result of effective hedges designated in September 2015.

FFO increased primarily as a result of the aforementioned events impacting EPS, excluding depreciation and amortization and gains on sales of real estate, both of which are adjustments to our calculation of FFO.

FFO as adjusted decreased primarily as a result of the following:

•

a reduction in income from our HCRMC investments as a result of: (i) the HCRMC lease amendment effective April 1, 2015, (ii) the sale of non-strategic assets during the second half of 2015 and 2016 and (iii) a change in income recognition to a cash basis method beginning in January 2016;

•	decreased income from the QCP assets included in the Spin-Off; and
•	a reduction in interest income from placing our Four Seasons Notes on cost recovery status in the third quarter of 2015 and loan repayments during 2015 and 2016.

The decrease in FFO as adjusted was partially offset by the following:

•	increased NOI from: (i) our 2015 and 2016 consolidated acquisitions, (ii) annual rent escalations and (iii) developments placed in service; and
•	a reduction in interest expense as a result of debt repayments during 2015 and 2016.

FAD increased primarily as a result of the following:

•	increased NOI from: (i) our 2015 and 2016 consolidated acquisitions, (ii) annual rent escalations and (iii) developments placed in service; and
•	increased incremental interest income from the payoff of participating development loans.

The increase in FAD was partially offset by the following:

•

decreased income from our HCRMC investments as a result of the HCRMC lease amendment effective April 1, 2015 and the sale of non-strategic assets during the second half of 2015 and the first half of 2016;

•	decreased income from the QCP assets included in the Spin-Off;
•	decreased interest income from placing our Four Seasons Notes on cost recovery status in the third quarter of 2015 and loan repayments during 2015 and 2016; and
•	increased leasing costs and second generation capital expenditures.

2015 and 2014

Results for the years ended December 31, 2015 and 2014 (dollars in thousands except per share data):

	Year Ended		Year Ended		Per
	December 31, 2015		December 31, 2014		Share
	Amount	Per Diluted Share	Amount	Per Diluted Share	Change
Net (loss) income applicable to common shares	$(560,552)	$(1.21)	$919,796	$2.00	$(3.21)
FFO applicable to common shares	(10,841)	(0.02)	1,381,634	3.00	(3.02)
FFO as adjusted applicable to common shares	1,470,167	3.16	1,398,691	3.04	0.12
FAD applicable to common shares	1,261,849		1,178,822

EPS and FFO decreased primarily as a result of the following:

•	impairments related to our: (i) HCRMC DFL investments, (ii) investment in Four Seasons Notes and (iii) equity investment in HCRMC;
•	net fees recognized in 2014 for terminating the leases on 49 senior housing properties in a transaction with Brookdale not repeated in 2015;
•	increased transaction-related items as a result of higher levels of transactional activity in 2015; and

•	a severance-related charge related to the departure of our former Executive Vice President and Chief Investment Officer in June 2015.

The decreases were partially offset by following:

•	increased NOI from our 2014 and 2015 acquisitions;
•	incremental interest income from the repayments of three development loans resulting from our share in the appreciation of the underlying real estate assets;
•	impairment recovery from a repayment of a loan receivable; and
•	increased foreign currency remeasurement gains.

Additionally, EPS decreased as a result of: (i) decreased gain on sales of real estate and (ii) increased depreciation expense, partially offset by increased equity income from unconsolidated joint venture as a result of gain on sales of real estate from HCP Ventures III, LLC and HCP Ventures IV, LLC.

FFO as adjusted and FAD increased primarily as a result of increased NOI from: (i) our 2014 and 2015 acquisitions and (ii) incremental interest income from the repayments of three development loans resulting from our share in the appreciation of the underlying real estate assets. The increases were partially offset by: (i) the decrease in income from DFLs as a result of the HCRMC Lease Amendment and (ii) placing our Four Seasons Notes on cost recovery status in the third quarter of 2015.

Segment Analysis

The tables below provide selected operating information for our SPP and total property portfolio for each of our business segments. For the year ended December 31, 2016, our consolidated SPP consists of 644 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2015 and that remained in operations under a consistent reporting structure. For the year ended December 31, 2015, our consolidated SPP consisted of 653 properties acquired or placed in service and stabilized on or prior to January 1, 2014 and that remained in operations under a consistent reporting structure. Our total property portfolio consists of 802,  1,205 and 1,196 properties at December 31, 2016, 2015 and 2014, respectively, and excludes properties classified as held for sale and discontinued operations.

Senior Housing Triple-Net

2016 and 2015

Results as of and for the years ended December 31, 2016 and 2015 (dollars in thousands except per unit data):

	SPP			Total Portfolio
	2016	2015	Change	2016	2015	Change
Rental revenues(1)	$302,976	$304,442	$(1,466)	$423,118	$428,269	$(5,151)
Operating expenses	(237)	(637)	400	(6,710)	(3,427)	(3,283)
NOI	302,739	303,805	(1,066)	416,408	424,842	(8,434)
Non-cash adjustments to NOI	(5,282)	(7,550)	2,268	(7,566)	(9,716)	2,150
Adjusted NOI	$297,457	$296,255	$1,202	408,842	415,126	(6,284)
Non-SPP adjusted NOI				(111,385)	(118,871)	7,486
SPP adjusted NOI				$297,457	$296,255	$1,202
Adjusted NOI % change			0.4%
Property count(2)	205	205		210	295
Average capacity (units)(3)	20,269	20,268		28,455	28,777
Average annual rent per unit	$14,684	$14,645		$14,604	$14,544

(1)	Represents rental and related revenues and income from DFLs.
(2)	From our 2015 presentation of SPP, we removed nine SH NNN properties from SPP that were sold, 17 SH NNN properties that were transitioned to a RIDEA structure in our SHOP segment and 64 SH NNN properties that were classified as held for sale.
(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.

SPP.  SPP NOI decreased primarily as a result of lower rents in our portfolio of assets leased to Sunrise Senior Living (the “Sunrise Portfolio”). SPP adjusted NOI increased primarily as a result of annual rent escalations, partially offset by lower cash rent received from our Sunrise portfolio.

Non-SPP.  Non-SPP NOI and adjusted NOI decreased primarily as a result of: (i) nine SH NNN facilities sold in 2016 and (ii) the transition of 17 SH NNN facilities to a RIDEA structure (reported in our SHOP segment), partially offset by five SH NNN facilities acquired in the first quarter of 2016.

Total Portfolio.  NOI and adjusted NOI decreased based on the combined decrease to non-SPP, partially offset by the increase to SPP adjusted NOI discussed above.

2015 and 2014

Results as of and for the years ended December 31, 2015 and 2014 (dollars in thousands except per unit data):

	SPP			Total Portfolio
	2015	2014	Change	2015	2014	Change
Rental revenues(1)	$423,719	$426,045	$(2,326)	$428,269	$538,113	$(109,844)
Operating expenses	(1,500)	(1,586)	86	(3,427)	(3,629)	202
NOI	422,219	424,459	(2,240)	424,842	534,484	(109,642)
Non-cash adjustments to NOI	(10,773)	(24,169)	13,396	(9,716)	(66,474)	56,758
Adjusted NOI	$411,446	$400,290	$11,156	415,126	468,010	(52,884)
Non-SPP adjusted NOI				(3,680)	(67,720)	64,040
SPP adjusted NOI				$411,446	$400,290	$11,156
Adjusted NOI % change			2.8%
Property count(2)	293	293		295	296
Average capacity (units)(3)	28,556	28,626		28,777	33,917
Average annual rent per unit	$10,207	$9,955		$14,544	$13,907

(1)	Represents rental and related revenues and income from DFLs.
(2)	From our 2014 presentation of SPP, we removed 12 senior housing properties that were sold.
(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.

SPP.    SPP NOI decreased primarily as a result of lower rents in our Sunrise Portfolio. SPP adjusted NOI increased primarily as a result of annual rent escalations.

Non-SPP.  Non-SPP NOI and adjusted NOI decreased primarily as a result of $38 million of net revenues recognized from a 2014 transaction with Brookdale and the transition of RIDEA II properties from SH NNN to SHOP.

Total Portfolio.  NOI and adjusted NOI decreased based on the combined decrease to non-SPP, partially offset by the increase to SPP adjusted NOI discussed above.

Senior Housing Operating Portfolio

2016 and 2015

Results as of and for the years ended December 31, 2016 and 2015 (dollars in thousands, except per unit data):

	SPP			Total Portfolio
	2016	2015	Change	2016	2015	Change
Resident fees and services	$439,607	$419,217	$20,390	$686,822	$518,264	$168,558
HCP share of unconsolidated JV revenues	174,366	167,593	6,773	204,591	181,410	23,181
Operating expenses	(311,278)	(298,648)	(12,630)	(480,870)	(371,016)	(109,854)
HCP share of unconsolidated JV share of operating expenses	(150,544)	(145,448)	(5,096)	(166,791)	(151,962)	(14,829)
NOI	152,151	142,714	9,437	243,752	176,696	67,056
Non-cash adjustments to NOI	—	—	—	20,076	34,045	(13,969)
Adjusted NOI	$152,151	$142,714	$9,437	263,828	210,741	53,087
Non-SPP adjusted NOI				(111,677)	(68,027)	(43,650)
SPP adjusted NOI				$152,151	$142,714	$9,437
Adjusted NOI % change			6.6%
Property count(1)	83	83		152	130
Average capacity (units)	16,915	16,824		24,728	20,354
Average annual rent per unit	$11,489	$11,010		$11,111	$10,558

(1)	From our 2015 presentation of SPP, we removed two SHOP properties from SPP that were sold and a SHOP property that was classified as held for sale.

SPP.  SPP NOI and adjusted NOI increased primarily as a result of increased occupancy and rates for resident fees and services.

Non-SPP.  Non-SPP NOI and adjusted NOI increased as a result of 2015 acquisitions, primarily our RIDEA III acquisition. The increase to non-SPP NOI was partially offset by an $8 million net termination fee related to our RIDEA III acquisition, which was not repeated in 2016.

Total Portfolio.  NOI and adjusted NOI increased based on the combined increases to SPP and non-SPP discussed above.

2015 and 2014

Results as of and for the years ended December 31, 2015 and 2014 (dollars in thousands, except per unit data):

	SPP			Total Portfolio
	2015	2014	Change	2015	2014	Change
Rental revenues	$160,053	$152,841	$7,212	$518,264	$243,612	$274,652
HCP share of unconsolidated JV revenues	—	—	—	181,410	57,740	123,670
Operating expenses	(99,815)	(96,450)	(3,365)	(371,016)	(163,650)	(207,366)
HCP share of unconsolidated JV share of operating expenses	—	—	—	(151,962)	(49,571)	(102,391)
NOI	60,238	56,391	3,847	176,696	88,131	88,565
Non-cash adjustments to NOI	—	—	—	34,045	10,160	23,885
Adjusted NOI	$60,238	$56,391	$3,847	210,741	98,291	112,450
Non-SPP adjusted NOI				(150,503)	(41,900)	(108,603)
SPP adjusted NOI				$60,238	$56,391	$3,847
Adjusted NOI % change			6.8%
Property count(1)	20	20		130	85
Average capacity (units)	4,612	4,613		16,724	12,177
Average annual rent per unit	$8,676	$8,283		$13,227	$6,848

SPP.  SPP NOI and adjusted NOI increased primarily as a result of increased occupancy and rates for resident fees and services.

Non-SPP.  Non-SPP NOI and adjusted NOI increased as a result of: (i) acquisitions, primarily the CCRC JV in 2014 and RIDEA III in 2015, (ii) the transition of RIDEA II properties from SH NNN to SHOP and (iii) an $8 million net termination fee related to our RIDEA III acquisition in 2015.

Total Portfolio.  NOI and adjusted NOI increased based on the combined increases to SPP and non-SPP discussed above.

Life Science

2016 and 2015

Results as of and for the years ended December 31, 2016 and 2015 (dollars and sq. ft. in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2016	2015	Change	2016	2015	Change
Rental revenues(1)	$306,317	$295,515	$10,802	$358,537	$342,984	$15,553
HCP share of unconsolidated JV revenues	7,485	7,030	455	7,599	7,106	493
Operating expenses	(58,812)	(58,779)	(33)	(72,478)	(70,217)	(2,261)
HCP share of unconsolidated JV share of operating expenses	(1,601)	(1,612)	11	(1,601)	(1,612)	11
NOI	253,389	242,154	11,235	292,057	278,261	13,796
Non-cash adjustments to NOI	505	(6,630)	7,135	(3,003)	(10,392)	7,389
Adjusted NOI	$253,894	$235,524	$18,370	289,054	267,869	21,185
Non-SPP adjusted NOI				(35,160)	(32,345)	(2,815)
SPP adjusted NOI				$253,894	$235,524	$18,370
Adjusted NOI % change			7.8%
Property count(2)	111	111		120	122
Average occupancy	97.6%	96.5%		97.4%	96.8%
Average occupied sq. ft.	6,639	6,559		7,594	7,423
Average annual total revenues per occupied sq. ft.	$47	$45		$48	$46
Average annual rental revenues per occupied sq. ft.	$39	$38		$40	$38

(1)	Represents rental and related revenues and tenant recoveries.
(2)	From our 2015 presentation of SPP, we removed five life science facilities that were sold and four life science facilities that were classified as held for sale.

SPP.  SPP NOI and adjusted NOI increased primarily as a result of mark-to-market lease renewals, new leasing activity and increased occupancy. Additionally, SPP adjusted NOI increased as a result of annual rent escalations and a decline in rent abatements.

Non-SPP.  Non-SPP NOI and adjusted NOI increased primarily as a result of life science acquisitions in 2015 and 2016 and increased occupancy in a development placed in operation in 2016, partially offset by five life science facilities sold in 2016.

Total Portfolio.  NOI and adjusted NOI increased based on the combined increases to SPP and non-SPP discussed above.

During the year ended December 31, 2016, 1.4 million square feet of new and renewal leases commenced at an average annual base rent of $32.70 per square foot, including 114,000 square feet related to a development placed in service at an average annual base rent of $55.80 per square foot, compared to 1.3 million square feet of expired and terminated leases with an average annual base rent of $26.25 per square foot. During the year ended December 31, 2016, we classified 324,000 square feet as real estate and related assets held for sale, net with an average annual base rent of $18.81 per square foot, acquired properties with 61,000 occupied square feet with an average annual base rent of $47.79 per square foot and disposed of 535,000 square feet with an average annual base rent of $53.46 per square foot.

2015 and 2014

Results as of and for the years ended December 31, 2015 and 2014 (dollars and sq. ft. in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2015	2014	Change	2015	2014	Change
Rental revenues(1)	$317,937	$298,720	$19,217	$342,984	$314,114	$28,870
HCP share of unconsolidated JV revenues	7,030	6,888	142	7,106	6,888	218
Operating expenses	(59,053)	(54,554)	(4,499)	(70,217)	(63,080)	(7,137)
HCP share of unconsolidated JV share of operating expenses	(1,612)	(1,749)	137	(1,612)	(1,749)	137
NOI	264,302	249,305	14,997	278,261	256,173	22,088
Non-cash adjustments to NOI	(8,892)	(9,423)	531	(10,392)	(10,375)	(17)
Adjusted NOI	$255,410	$239,882	$15,528	267,869	245,798	22,071
Non-SPP adjusted NOI				(12,459)	(5,916)	(6,543)
SPP adjusted NOI				$255,410	$239,882	$15,528
Adjusted NOI % change			6.5%
Property count(2)	111	111		122	115
Average occupancy	96.9%	92.3%		96.8%	92.5%
Average occupied sq. ft.	6,980	6,646		7,423	6,888
Average annual total revenues per occupied sq. ft.	$45	$45		$46	$45
Average annual rental revenues per occupied sq. ft.	$37	$37		$38	$38

(1)	Represents rental and related revenues and tenant recoveries.
(2)	From our 2014 presentation of SPP, we removed a life science facility that was placed into land held for development, which no longer meets our criteria for SPP as of the date placed into development.

SPP.  SPP NOI and adjusted NOI increased primarily as a result of increased occupancy. Additionally, SPP adjusted NOI increased as a result of annual rent escalations.

Non-SPP.  Non-SPP NOI and adjusted NOI increased primarily as a result of our life science development projects placed into service during 2014 and life science acquisitions in 2014 and 2015.

Total Portfolio.  NOI and adjusted NOI increased based on the combined increases to SPP and non-SPP discussed above.

During the year ended December 31, 2015, 694,000 square feet of new and renewal leases commenced at an average annual base rent of $33.52 per square foot compared to 412,000 square feet of expired and terminated leases with an average annual base rent of $33.47 per square foot. During the year ended December 31, 2015, we acquired properties with 158,000 occupied square feet with an average annual base rent of $38.80 per square foot.

Medical Office

2016 and 2015

Results as of and for the years ended December 31, 2016 and 2015 (dollars and sq. ft. in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2016	2015	Change	2016	2015	Change
Rental revenues(1)	$376,346	$367,804	$8,542	$446,280	$415,351	$30,929
HCP share of unconsolidated JV revenues	1,876	1,834	42	1,996	1,870	126
Operating expenses	(141,897)	(138,130)	(3,767)	(173,687)	(162,054)	(11,633)
HCP share of unconsolidated JV share of operating expenses	(595)	(612)	17	(595)	(612)	17
NOI	235,730	230,896	4,834	273,994	254,555	19,439
Non-cash adjustments to NOI	(463)	(2,381)	1,918	(3,557)	(4,933)	1,376
Adjusted NOI	$235,267	$228,515	$6,752	270,437	249,622	20,815
Non-SPP adjusted NOI				(35,170)	(21,107)	(14,063)
SPP adjusted NOI				$235,267	$228,515	$6,752
Adjusted NOI % change			3.0%
Property count(2)	203	203		239	227
Average occupancy	91.9%	91.6%		91.5%	90.7%
Average occupied sq. ft.	13,079	13,008		15,800	14,778
Average annual total revenues per occupied sq. ft.	$29	$28		$28	$28
Average annual rental revenues per occupied sq. ft.	$24	$23		$24	$23

(1)	Represents rental and related revenues and tenant recoveries.
(2)	From our 2015 presentation of SPP, we removed three MOBs that were sold and six MOBs that were placed into redevelopment.

SPP.  SPP NOI and adjusted NOI increased primarily as a result of increased occupancy. Additionally, SPP adjusted NOI increased as a result of annual rent escalations.

Non-SPP.  Non-SPP NOI and adjusted NOI increased primarily as a result of increased occupancy in former redevelopment and development properties that have been placed into operations and additional NOI from our MOB acquisitions in 2015 and 2016, partially offset by the sale of three MOBs.

Total Portfolio.  NOI and adjusted NOI increased based on the combined increases to SPP and non-SPP discussed above.

During the year ended December 31, 2016, 2.4 million square feet of new and renewal leases commenced at an average annual base rent of $22.96 per square foot, including 211,000 square feet related to developments and redevelopments placed into service at an average annual base rent of $24.62, compared to 2.1 million square feet of expiring and terminated leases with an average annual base rent of $23.19 per square foot. During the year ended December 31, 2016, we acquired properties with 897,000 square feet with an average annual base rent of $14.70 per square foot, including 756,000 square feet with a triple-net annual base rent of $13.00 per square foot, and disposed of 82,000 square feet with an average annual base rent of $23.94 per square foot.

2015 and 2014

Results as of and for the years ended December 31, 2015 and 2014 (dollars and sq. ft. in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2015	2014	Change	2015	2014	Change
Rental revenues(1)	$358,769	$352,442	$6,327	$415,351	$368,055	$47,296
HCP share of unconsolidated JV revenues	1,834	1,789	45	1,870	1,825	45
Operating expenses	(137,411)	(135,375)	(2,036)	(162,054)	(147,144)	(14,910)
HCP share of unconsolidated JV share of operating expenses	(612)	(571)	(41)	(612)	(571)	(41)
NOI	222,580	218,285	4,295	254,555	222,165	32,390
Non-cash adjustments to NOI	(663)	(846)	183	(4,933)	(1,291)	(3,642)
Adjusted NOI	$221,917	$217,439	$4,478	249,622	220,874	28,748
Non-SPP adjusted NOI				(27,705)	(3,435)	(24,270)
SPP adjusted NOI				$221,917	$217,439	$4,478
Adjusted NOI % change			2.1%
Property count(2)	205	205		227	215
Average occupancy	90.5%	91.2%		90.7%	90.8%
Average occupied sq. ft.	12,667	12,750		14,778	13,237
Average annual total revenues per occupied sq. ft.	$28	$28		$28	$28
Average annual rental revenues per occupied sq. ft.	$24	$23		$23	$23

(1)	Represents rental and related revenues and tenant recoveries.
(2)	From our 2014 presentation of SPP, we removed a MOB that was sold.

SPP.  SPP adjusted NOI increased as a result of annual rent escalations.

Non-SPP.  Non-SPP NOI and adjusted NOI increased primarily as a result of our MOB acquisitions in 2014 and 2015.

Total Portfolio.  NOI and adjusted NOI increased based on the combined increases to SPP and non-SPP discussed above.

During the year ended December 31, 2015, 2.4 million square feet of new and renewal leases commenced at an average annual base rent of $23.82 per square foot compared to 2.4 million square feet of expiring and terminated leases with an average annual base rent of $24.15 per square foot. During the year ended December 31, 2015, we acquired properties with 1.9 million occupied square feet with an average annual base rent of $16.19 per square foot, including 1.2 million square feet with a triple-net annual base rent of $10.74 per square foot, and disposed of 17,000 square feet with an average annual base rent of $17.50 per square foot.

Other Income and Expense Items

Results for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,			2016 vs.	2015 vs.
	2016	2015	2014	2015	2014
Interest income	$88,808	$112,184	$73,623	$(23,376)	$38,561
Interest expense	464,403	479,596	439,742	(15,193)	39,854
Depreciation and amortization	568,108	504,905	455,016	63,203	49,889
General and administrative	103,611	95,965	81,765	7,646	14,200
Acquisition and pursuit costs	9,821	27,309	17,142	(17,488)	10,167
Impairments, net	—	108,349	—	(108,349)	108,349
Gain on sales of real estate, net	164,698	6,377	3,288	158,321	3,089
Loss on debt extinguishments	(46,020)	—	—	(46,020)	—
Other income, net	3,654	16,208	9,252	(12,554)	6,956
Income tax (expense) benefit	(4,473)	9,807	506	(14,280)	9,301
Equity income (loss) from unconsolidated joint ventures	11,360	6,590	(3,605)	4,770	10,195
Total discontinued operations	265,755	(699,086)	665,276	964,841	(1,364,362)
Noncontrolling interests’ share in earnings	(12,179)	(12,817)	(14,358)	638	1,541

Interest income.  The decrease in interest income for the year ended December 31, 2016 was primarily the result of: (i) placing our Four Seasons Notes on cost recovery status in the third quarter of 2015 and (ii) paydowns in our loan portfolio. The decrease in interest income was partially offset by additional interest income from: (i) the Four Seasons senior secured term loan purchased in the fourth quarter of 2015 and (ii) additional fundings in our loan portfolio, including our £105 million ($131 million) loan to Maria Mallaband in November 2016.

The increase in interest income for the year ended December 31, 2015 was primarily the result of: (i) fundings through our U.K. loan facility to HC-One in November 2014 and February 2015, (ii) incremental interest income from the repayments of three development loans resulting from the appreciation of the underlying real estate assets and (iii) additional fundings under our mezzanine loan facility with Tandem in May 2015. The increase in interest income was partially offset by the impact of placing our Four Seasons Notes on cost recovery status in the third quarter of 2015.

Interest expense.  The decrease in interest expense for the year ended December 31, 2016 was primarily the result of: (i) mortgage debt repayments during 2015 and 2016, primarily from mortgage debt secured by properties in our SH NNN, life science and medical office segments, (ii) senior unsecured notes payoffs during 2015 and 2016 and higher capitalized interest. The decrease in interest expense was partially offset by: (i) senior unsecured notes issued during 2015 and (ii) increased borrowings under our line of credit facility.

The increase in interest expense for the year ended December 31, 2015 was primarily the result of: (i) senior unsecured notes issued during 2014 and 2015, (ii) increased borrowings from our term loan originated in 2015, (iii) increased borrowings under our line of credit facility and (iv) lower capitalized interest. The increase in interest expense was partially offset by: (i) repayments of senior unsecured notes and (ii) mortgage debt that matured during 2014 and 2015. The increased borrowings were used to fund our investment activities and to refinance our debt maturities.

The table below sets forth information with respect to our debt, excluding premiums, discounts and debt issuance costs (dollars in thousands):

	As of December 31,(1)
	2016	2015	2014
Balance:
Fixed rate	$7,614,473	$10,659,378	$8,841,676
Variable rate	1,545,366	397,432	847,016
Total	$9,159,839	$11,056,810	$9,688,692
Percentage of total debt:
Fixed rate	83.1%	96.4%	91.3%
Variable rate	16.9	3.6	8.7
Total	100%	100%	100%
Weighted average interest rate at end of period:
Fixed rate	4.26%	4.68%	5.01%
Variable rate	2.23%	1.72%	1.59%
Total weighted average rate	3.91%	4.57%	4.71%

(1)

At December 31, 2016, 2015 and 2014, excludes $92 million, $94 million and $97 million of other debt, respectively, that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities and demand notes that have no scheduled maturities. At December 31, 2016, 2015 and 2014, principal balances of $46 million, $71 million and $71 million of variable-rate mortgages, respectively, are presented as fixed-rate debt as the interest payments were swapped from variable to fixed. At December 31, 2016, 2015 and 2014, principal balances of £220 million ($272 million), £357 million ($526 million) and £137 million ($214 million) term loans, respectively, are presented as fixed-rate debt as the interest payments were swapped from variable to fixed.

Depreciation and amortization.  The increase in depreciation and amortization expense for the year ended December 31, 2016 was primarily the result of the impact of acquisitions primarily in our SHOP and medical office segments.

The increase in depreciation and amortization expense for the year ended December 31, 2015 was primarily the result of the impact of our acquisitions primarily in our SHOP, life science and medical office segments and redevelopment projects placed in service during 2014 and 2015 primarily in our life science and medical office segments. The increase in depreciation and amortization expense was partially offset by additional depreciation expense recognized in 2014 as a result of a change in estimate of the depreciable life and residual value of certain properties in our SN NNN and medical office segments.

General and administrative expenses.  The increase in general and administrative expenses for the year ended December 31, 2016 was primarily the result of: (i) higher severance-related charges primarily resulting from the departure of our former President and CEO in July 2016 and (ii) higher professional fees in 2016, partially offset by lower compensation related expenses.

The increase in general and administrative expenses for the year ended December 31, 2015 was primarily the result of: (i) a severance-related charge resulting from the resignation of our former Executive Vice President and Chief Investment Officer in June 2015 and (ii) higher compensation related expenses.

Acquisition and pursuit costs.  The decrease in acquisition and pursuit costs for the year ended December 31, 2016 was primarily a result of lower levels of transactional activity in 2016 compared to the same period in 2015.

The increase in acquisition and pursuit costs for the year ended December 31, 2015 was primarily due to higher levels of transactional activity in 2015, including transactional costs related to the U.K. and RIDEA III investments.

Beginning in the first quarter of 2017, upon the Company’s planned adoption of the Financial Accounting Standards Board’s Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business, the Company expects a decrease in acquisition and pursuit costs recognized within its consolidated statements of operations. See Note 2 to the Consolidated Financial Statements for further information.

Impairments, net.  During the year ended December 31, 2015, we recognized the following impairment charges: (i) $112 million related to our investment in Four Seasons Notes and (ii) $3 million related to a MOB. The impairment charges were partially offset by a $6 million impairment recovery related to the repayment of a loan.

Gain on sales of real estate, net.  During the year ended December 31, 2016, we sold a portfolio of five facilities in one of our non-reportable segments and two SH NNN facilities for $130 million, five life science facilities for $386 million, seven SH NNN facilities for $88 million, three MOBs for $20 million and three SHOP facilities for $41 million, recognizing total gain on sales of $165 million.

During the year ended December 31, 2015, we sold the following assets: (i) nine SH NNN facilities for $60 million, resulting from Brookdale’s exercise of its purchase option, (ii) two parcels of land in our life science segment for $51 million and (iii) a MOB for $0.4 million, recognizing total gain on sales of $6 million.

Loss on debt extinguishments.  During the fourth quarter of 2016, using proceeds from the Spin-Off, we repaid $1.1 billion of senior unsecured notes that were due to mature in January 2017 and January 2018 and repaid $108 million of mortgage debt; incurring aggregate loss on debt extinguishments of $46 million, primarily related to prepayment penalties.

Other income, net.  The decrease in other income, net for the year ended December 31, 2016 was primarily the result of a reduction of foreign currency remeasurement gains from remeasuring assets and liabilities denominated in GBP to U.S. dollars (“USD”) as a result of effective hedges designated in September 2015.

The increase in other income, net for the year ended December 31, 2015 was primarily the result of the impact from remeasuring assets and liabilities denominated in GBP to USD.

Income tax (expense) benefit.  The increase in income taxes for the year ended December 31, 2016 was primarily the result of recognizing tax liabilities representing our estimated exposure to state built-in gain tax.

The decrease in income taxes for the year ended December 31, 2015 was primarily the result of the tax benefit related to our share of operating losses from our RIDEA joint ventures formed as part of the 2014 Brookdale transaction and related to our U.K. real estate investments in 2015.

Equity income (loss) from unconsolidated joint ventures.  The increase in equity income from unconsolidated joint ventures for the year ended December 31, 2016 was primarily the result of increased income from our share of gains on sales of real estate.

The increase in equity income from unconsolidated joint ventures for the year ended December 31, 2015 was primarily the result of our share of gains on sales of real estate from HCP Ventures III, LLC and HCP Ventures IV, LLC, partially offset by our share of operating losses recognized from the CCRC JV.

Total discontinued operations.  Discontinued operations for the years ended December 31, 2016, 2015 and 2014 resulted in income of $266 million, loss of $699 million and income of $665 million, respectively. Income and loss from discontinued operations primarily relates to the operations of QCP. Income from discontinued operations increased during the year ended December 31, 2016 as a result of impairment charges during 2015 not repeated in 2016. The increase in discontinued operations was partially offset by the following: (i) a reduction in income from our HCRMC investments as a result of the HCRMC lease amendment effective April 1, 2015, the sale of non-strategic assets during the second half of 2015 and the first half of 2016, and a change in income recognition to a cash basis method beginning in January 2016, (ii) transaction costs of $87 million related to the Spin-Off and (iii) increased income tax expense related to our estimated exposure to state built-in gain tax. During the years ended December 31, 2015 and 2014, we recognized impairments of $1.3 billion and $36 million, respectively, related to our HCRMC portfolio.

Liquidity and Capital Resources

We anticipate: (i) funding recurring operating expenses, (ii) meeting debt service requirements including principal payments and maturities, and (iii) satisfying our distributions to our stockholders and non-controlling interest members, for the next 12 months primarily by using cash flow from operations, available cash balances and cash from our various sources of financing.

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

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, as noted below, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our credit ratings. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. As of January 31, 2017, we had a credit rating of BBB from Fitch, Baa2 from Moody’s and BBB from S&P Global on our senior unsecured debt securities.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $95 million and $340 million at December 31, 2016 and 2015, respectively, reflecting a decrease of $245 million. The following table sets forth changes in cash flows (dollars in thousands):

	Year Ended December 31,
	2016	2015	Change
Net cash provided by operating activities	$1,214,131	$1,222,145	$(8,014)
Net cash used in investing activities	(410,617)	(1,672,005)	1,261,388
Net cash (used in) provided by financing activities	(1,054,265)	614,087	(1,668,352)

The decrease in operating cash flow is primarily the result of increased transaction costs and decreased income related to the Spin-Off, partially offset by our 2015 and 2016 acquisitions, annual rent increases and increased working capital. Our cash flow from operations is dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

The following are significant investing and financing activities for the year ended December 31, 2016:

•

made investments of $1.3 billion (development, leasing and acquisition of real estate, investments in unconsolidated joint ventures and loans, and purchases of securities) and received proceeds of $908 million primarily from real estate and DFL sales;

•	paid cash dividends on common stock of $980 million, which were generally funded by cash provided by our operating activities and cash on hand; and
•	received net proceeds of $1.7 billion from the Spin-Off of QCP, raised proceeds of $1.2 billion primarily from our net borrowings under our bank line of credit, and repaid $2.9 billion under our bank line of credit, senior unsecured notes and mortgage debt.

Debt

Bank line of credit and Term Loans.  Our $2.0 billion unsecured revolving line of credit facility (the “Facility”) matures on March 31, 2018 and contains a one-year extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends on our credit ratings. We pay a facility fee on the entire revolving commitment that depends on our credit ratings. Based on our credit ratings at January 31, 2017, the margin on the Facility was 1.05%, and the facility fee was 0.20%. The Facility also includes a feature that allows us to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At December 31, 2016, we had $900 million, including £372 million ($460 million), outstanding under the Facility with a weighted average effective interest rate of 1.821%. In January 2017, we paid down $440 million on the Facility primarily using proceeds from our RIDEA II transaction.

On July 30, 2012, we entered into a credit agreement with a syndicate of banks for a £137 million ($169 million at December 31, 2016) unsecured term loan, which matures in 2017. Based on our credit ratings at January 31, 2017, the 2012 Term Loan accrues interest at a rate of GBP LIBOR plus 1.40%.

On January 12, 2015, we entered into a credit agreement with a syndicate of banks for a £220 million ($272 million at December 31, 2016) four-year unsecured term loan (the “2015 Term Loan”) that accrues interest at a rate of GBP LIBOR plus 1.15%, subject to adjustments based on our credit ratings (the 2012 and 2015 Term Loans are collectively, the “Term Loans”). Proceeds from the 2015 Term Loan were used to repay a £220 million draw on the Facility that partially funded the November 2014 HC-One Facility (see Note 7 to the Consolidated Financial Statements). Concurrently, we entered into a three-year interest rate swap agreement that effectively fixes the interest rate of the 2015 Term Loan (1.97% at December 31, 2016). The 2015 Term Loan contains a one-year committed extension option.

The Facility and Term Loans contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60% and (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times. The Facility and Term Loans also require a Minimum Consolidated Tangible Net Worth of $6.5 billion at December 31, 2016, which requirement was reduced, via an amendment to the Facility, effective upon the completion of the Spin-Off of QCP on October 31, 2016. At December 31, 2016, we were in compliance with each of these restrictions and requirements of the Facility and Term Loans.

Senior unsecured notes.  At December 31, 2016, we had senior unsecured notes outstanding with an aggregate principal balance of $7.2 billion. Interest rates on the notes ranged from 2.79% to 6.88%, with a weighted average effective interest rate of 4.34% and a weighted average maturity of six years at December 31, 2016. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. At December 31, 2016, we believe we were in compliance with these covenants.

Mortgage debt.  At December 31, 2016, we had $619 million in aggregate principal amount of mortgage debt outstanding that is secured by 36 healthcare facilities (including redevelopment properties) with a carrying value of $899 million. Interest rates on the mortgage debt ranged from 3.02% to 7.50%, with a weighted average effective interest rate of 3.40% and a weighted average maturity of six years at December 31, 2016.

Mortgage debt generally requires monthly principal and interest payments, is collateralized by real estate assets and is generally non-recourse. Mortgage debt typically restricts transfer of the encumbered assets, prohibits additional liens, restricts prepayment, requires payment of real estate taxes, requires maintenance of the assets in good condition, requires maintenance of insurance on the assets, and includes conditions to obtain lender consent to enter into or terminate material leases. Some of the mortgage debt is also cross-collateralized by multiple assets and may require tenants or operators to maintain compliance with the applicable leases or operating agreements of such real estate assets.

Equity

At December 31, 2016, we had 468 million shares of common stock outstanding, equity totaled $5.9 billion, and our equity securities had a market value of $14.1 billion.

At December 31, 2016, non-managing members held an aggregate of 4 million units in five limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

At-The-Market Program.  In June 2015, we established an at-the-market program, in connection with the renewal of our Shelf Registration Statement. Under this program, we may sell shares of our common stock from time to time having an aggregate gross sales price of up to $750 million through a consortium of banks acting as sales agents or directly to the banks acting as principals. There was no activity during the year ended December 31, 2016 and, as of December 31, 2016, shares of our common stock having an aggregate gross sales price of $676 million were available for sale under the at-the-market program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under our program.

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

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at December 31, 2016 (in thousands):

					More than
	Total(1)	2017	2018-2019	2020-2021	Five Years
Bank line of credit(2)	$899,718	$—	$899,718	$—	$—
Term loans(3)	441,181	169,305	271,876	—	—
Senior unsecured notes	7,200,000	250,000	450,000	2,000,000	4,500,000
Mortgage debt	618,940	479,795	7,480	15,184	116,481
U.K. loan commitments(4)	43,107	39,946	3,161	—	—
Construction loan commitments(5)	124	124	—	—	—
Development commitments(6)	117,019	114,229	2,790	—	—
Ground and other operating leases	412,055	7,294	14,751	13,706	376,304
Interest(7)	2,265,501	337,433	584,054	485,911	858,103
Total	$11,997,645	$1,398,126	$2,233,830	$2,514,801	$5,850,888

(1)

Excludes $92 million of other debt that represents life care bonds and demand notes that have no scheduled maturities. Additionally, excludes a  $100 million unsecured revolving credit facility commitment to QCP,  which is available to be drawn upon by QCP through the fourth quarter of 2017 and matures in the fourth quarter of 2018. The unsecured revolving credit facility will automatically and permanently decrease each calendar month by an amount equal to 50% of QCP's and its restricted subsidiaries’ retained cash flow for the prior calendar month. All borrowings under the unsecured revolving credit facility will be subject to the satisfaction of certain conditions (see Note 1 to the Consolidated Financial Statements).

(2)	Includes £372 million ($460 million) translated into USD.
(3)	Represents £357 million translated into USD.
(4)	Represents £35 million translated into USD for commitments to fund our U.K. loan facilities.
(5)	Represents commitments to finance development projects and related working capital financings.
(6)	Represents construction and other commitments for developments in progress.
(7)	Interest on variable-rate debt is calculated using rates in effect at December 31, 2016.

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

Inflation

Our leases often provide for either fixed increases in base rents or indexed escalators, based on the Consumer Price Index or other measures, and/or additional rent based on increases in the tenants’ operating revenues. Most of our MOB leases require the tenant to pay a share of property operating costs such as real estate taxes, insurance and utilities. Substantially all of our senior housing, life science, and remaining other leases require the tenant or operator to pay all of the property operating costs or reimburse us for all such costs. We believe that inflationary increases in expenses will be offset, in part, by the tenant or operator expense reimbursements and contractual rent increases described above.

Non-GAAP Financial Measure Reconciliations

Funds From Operations and Funds Available for Distribution

The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO, FFO as adjusted and FAD (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Net income (loss) applicable to common shares	$626,549	$(560,552)	$919,796	$969,103	$812,289
Depreciation and amortization of real estate, in-place lease and other intangibles	572,998	510,785	459,995	429,174	366,512
Other depreciation and amortization	11,919	22,223	18,864	14,326	12,756
Gain on sales of real estate, net	(164,698)	(6,377)	(31,298)	(69,866)	(31,454)
Taxes associated with real estate dispositions	60,451	—	—	—	—
Impairments of real estate	—	2,948	—	1,372	—
Equity income from unconsolidated joint ventures	(11,360)	(57,313)	(49,570)	(64,433)	(54,455)
FFO from unconsolidated joint ventures	44,071	90,498	70,873	74,324	64,933
Noncontrolling interests’ and participating securities’ share in earnings	13,377	14,134	16,795	15,903	17,547
Noncontrolling interests’ and participating securities’ share in FFO	(34,154)	(27,187)	(23,821)	(20,639)	(21,620)
FFO applicable to common shares	$1,119,153	$(10,841)	$1,381,634	$1,349,264	$1,166,508
Distributions on dilutive convertible units	8,732	—	13,799	13,276	13,028
Diluted FFO applicable to common shares	$1,127,885	$(10,841)	$1,395,433	$1,362,540	$1,179,536
Weighted average shares used to calculate diluted FFO per common share	471,566	462,795	464,845	461,710	434,328

Impact of adjustments to FFO:
Transaction-related items(1)	$96,586	$32,932	$(18,856)	$6,191	$5,339
Other impairments, net(2)	—	1,446,800	35,913	—	7,878
Loss on debt extinguishment(3)	46,020	—	—	—	—
Severance-related charges(4)	16,965	6,713	—	27,244	5,642
Foreign currency remeasurement losses (gains)	585	(5,437)	—	—	—
Litigation provision	3,081	—	—	—	—
Preferred stock redemption charge	—	—	—	—	10,432
	$163,237	$1,481,008	$17,057	$33,435	$29,291

FFO as adjusted applicable to common shares	$1,282,390	$1,470,167	$1,398,691	$1,382,699	$1,195,799
Distributions on dilutive convertible units and other	12,849	13,597	13,766	13,220	12,957
Diluted FFO as adjusted applicable to common shares	$1,295,239	$1,483,764	$1,412,457	$1,395,919	$1,208,756
Weighted average shares used to calculate diluted FFO as adjusted per common share(5)	473,340	469,064	464,845	461,710	433,607

Diluted earnings per common share	$1.34	$(1.21)	$2.00	$2.13	$1.90
Depreciation and amortization	1.21	1.10	1.00	0.93	0.85
Impairments on real estate and DFL depreciation	0.03	0.06	0.04	0.03	0.03
Taxes related to real estate dispositions and gain on sales of real estate, net	(0.22)	(0.01)	(0.07)	(0.15)	(0.07)
Joint venture and participating securities FFO adjustments	0.03	0.04	0.03	0.01	0.01
Diluted FFO per common share	$2.39	$(0.02)	$3.00	$2.95	$2.72
Transaction-related items(1)	0.20	0.07	(0.04)	0.01	0.01
Other impairments, net(2)	—	3.11	0.08	—	0.02
Loss on debt extinguishment(3)	0.10	—	—	—	—
Severance-related charges(4)	0.04	0.01	—	0.06	0.01
Foreign currency remeasurement losses (gains)	—	(0.01)	—	—	—
Litigation provision	0.01	—	—	—	—
Preferred stock redemption charge	—	—	—	—	0.03
FFO as adjusted applicable to common shares	$2.74	$3.16	$3.04	$3.02	$2.79

	Year Ended December 31,
	2016	2015	2014	2013	2012
FFO as adjusted applicable to common shares	$1,282,390	$1,470,167	$1,398,691	$1,382,699	$1,195,799
Amortization of market lease intangibles, net	(1,197)	(1,295)	(949)	(6,646)	(2,232)
Amortization of deferred compensation(6)	15,581	23,233	21,885	23,327	23,277
Amortization of deferred financing costs	20,014	20,222	19,260	18,541	16,501
Straight-line rents	(18,003)	(28,859)	(41,032)	(39,587)	(47,311)
DFL non-cash interest(7)	2,600	(87,861)	(77,568)	(86,055)	(94,240)
Other depreciation and amortization	(11,919)	(22,223)	(18,864)	(14,326)	(12,756)
Deferred revenues – tenant improvement related	(1,883)	(2,594)	(2,306)	(2,906)	(1,570)
Deferred revenues – additional rents	(76)	(219)	422	63	(85)
Leasing costs and tenant and capital improvements	(88,953)	(82,072)	(74,464)	(64,557)	(61,440)
Lease restructure payments	16,604	22,657	9,425	—	—
Joint venture adjustments – CCRC entrance fees	29,998	30,918	11,443	—	—
Joint venture and other FAD adjustments(7)	(29,460)	(80,225)	(67,121)	(52,471)	(61,298)
FAD applicable to common shares	$1,215,696	$1,261,849	$1,178,822	$1,158,082	$954,645
Distributions on dilutive convertible units	13,088	14,230	13,799	13,276	7,714
Diluted FAD applicable to common shares	$1,228,784	$1,276,079	$1,192,621	$1,171,358	$962,359

(1)

For the year ended December 31, 2016, transaction-related items primarily relate to the Spin-Off. For the year ended December 31, 2015, transaction-related items primarily relate to acquisition and pursuit costs. For the year ended December 31, 2014, transaction-related items include a net benefit from the 2014 Brookdale transaction, partially offset by acquisition and pursuit costs. For the years ended December 31, 2013 and 2012, transaction-related items primarily relate to acquisition and pursuit costs.

(2)

For the year ended December 31, 2015, other impairments, net include impairment charges of: (i) $1.3 billion related to our HCRMC DFL investments, (ii) $112 million related to our Four Seasons Notes and (iii) $46 million related to our equity investment in HCRMC, partially offset by an impairment recovery of $6 million related to a loan payoff. For the year ended December 31, 2014, the other impairment relates to our equity investment in HCRMC.

(3)	Represents penalties of $46 million from the prepayment of $1.1 billion of senior unsecured notes and $108 million of mortgage debt using proceeds from the Spin-Off.
(4)

For the year ended December 31, 2016, severance-related charges primarily relate to the departure of our former President and CEO. For the year ended December 31, 2015, the severance-related charge relates to the departure of our former Executive Vice President and Chief Investment Officer. For the year ended December 31, 2013, the severance-related charge relates to the departure of our former Chairman, CEO and President.

(5)

Our weighted average shares for the year ended December 31, 2012 used to calculate diluted FFO as adjusted eliminate the impact of 22 million shares from our common stock offering completed on October 19, 2012; proceeds from this offering were used to fund the Blackstone JV acquisition.

(6)

Excludes $7 million primarily related to the acceleration of deferred compensation for restricted stock units that vested upon the departure of our former President and CEO, which is included in the severance-related charges for the year ended December 31, 2016. Excludes $3 million related to the acceleration of deferred compensation for restricted stock units and stock options that vested upon the departure of our former Executive Vice President and Chief Investment Officer, which is included in the severance-related charge for year ended December 31, 2015. Excludes $17 million related to the acceleration of deferred compensation for restricted stock units and options that vested upon the departure of our former CEO, which is included in severance-related charges for the year ended December 31, 2013.

(7)

Our equity investment in HCRMC was accounted for using the equity method, which required an elimination of DFL income that is proportional to our ownership in HCRMC. Further, our share of earnings from HCRMC (equity income) increased for the corresponding elimination of related lease expense recognized at the HCRMC entity level, which we presented as a non-cash joint venture FAD adjustment. Beginning in January 2016, as a result of placing our equity investment in HCRMC on a cash basis method of accounting, we no longer eliminated our proportional ownership share of income from DFLs to equity income (loss) from unconsolidated joint ventures. See Note 5 to the Consolidated Financial Statements for additional discussion.

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

Principles of Consolidation

The consolidated financial statements include the accounts of HCP, Inc., our wholly-owned subsidiaries and joint ventures that we control, through voting rights or other means. We consolidate investments in variable interest entities (“VIEs”) when we are the primary beneficiary of the VIE. A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE.

We make judgments about which entities are VIEs based on an assessment of whether: (i) the equity investors as a group, do not have a controlling financial interest, (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support, or (iii) substantially all of the entity’s activities involve or are performed on behalf of an equity investor that holds disproportionately few voting rights. We make judgments with respect to our level of influence or control over an entity and whether we are (or are not) the primary beneficiary of a VIE. Consideration of various factors includes, but is not limited to, our ability to direct the activities that most significantly impact the entity’s economic performance, our form of ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, and our ability and the rights of other investors to participate in policy making decisions, replace the manager and/or liquidate the entity, if applicable. Our ability to correctly assess our influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements. When we perform a re-analysis of the primary beneficiary at a date other than at inception of the VIE, our assumptions may be different and may result in the identification of a different primary beneficiary.

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

Loans receivable and DFLs (collectively, “Finance Receivables”), are reviewed and assigned an internal rating of Performing, Watch List or Workout. Finance Receivables that are deemed Performing meet all present contractual obligations, and collection and timing, of all amounts owed is reasonably assured. Watch List Finance Receivables are defined as Finance Receivables that do not meet the definition of Performing or Workout. Workout Finance Receivables are defined as Finance Receivables in which we have determined, based on current information and events, that: (i) it is probable we will be unable to collect all amounts due according to the contractual terms of the agreement, (ii) the tenant, operator, or borrower is delinquent on making payments under the contractual terms of the agreement (iii) and we have commenced action or anticipate pursuing action in the near term to seek recovery of our investment.

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

The determination of the fair value of real estate assets involves significant judgment. This judgment is based on our analysis and estimates of fair value of real estate assets, future operating results and resulting cash flows of each real estate asset whose carrying amount may not be recoverable. Our ability to accurately predict future operating results, resulting cash flows and estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

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

To illustrate the effect of movements in the interest rate and foreign currency markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves and foreign currency exchange rates of the derivative portfolio in order to determine the change in fair value. Assuming a one percentage point change in the underlying interest rate curve and foreign currency exchange rates, the estimated change in fair value of each of the underlying derivative instruments would not exceed $3 million.

Interest Rate Risk

At December 31, 2016, we are exposed to market risks related to fluctuations in interest rates primarily on variable rate debt. As of December 31, 2016, $317 million of our variable-rate debt was hedged by interest rate swap transactions. The interest rate swaps are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable-rate debt to fixed interest rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could adversely be affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. Assuming a one percentage point change in interest rates would change the fair value of our fixed rate debt and investments by approximately $56 million and $8 million, respectively, and would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point change in the interest rate related to our variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance as of December 31, 2016, our annual interest expense and interest income would change by approximately $15 million and $1 million, respectively.

Foreign Currency Exchange Rate Risk

At December 31, 2016, our exposure to foreign currencies primarily relates to U.K. investments in leased real estate, senior notes and related GBP denominated cash flows. Our foreign currency exposure is partially mitigated through the use of GBP denominated borrowings and foreign currency swap contracts. Based solely on our operating results for the year ended December 31, 2016, including the impact of existing hedging arrangements, if the value of the GBP relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the year ended December 31, 2016, our cash flows would have decreased or increased, as applicable, by less than $1 million.

Market Risk

We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At December 31, 2016, both the fair value and carrying value of marketable debt securities were $69 million.

ITEM 8.Financial Statements and Supplementary Data

HCP, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of HCP, Inc.

Irvine, California

We have audited the accompanying consolidated balance sheets of HCP, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HCP, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 13, 2017

HCP, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2016	2015
ASSETS
Real estate:
Buildings and improvements	$11,692,654	$12,007,071
Development costs and construction in progress	400,619	388,576
Land	1,881,487	1,934,610
Accumulated depreciation and amortization	(2,648,930)	(2,476,015)
Net real estate	11,325,830	11,854,242
Net investment in direct financing leases	752,589	750,693
Loans receivable, net	807,954	768,743
Investments in and advances to unconsolidated joint ventures	571,491	605,244
Accounts receivable, net of allowance of $4,459 and $3,261, respectively	45,116	48,929
Cash and cash equivalents	94,730	340,442
Restricted cash	42,260	46,090
Intangible assets, net	479,805	586,657
Assets held for sale and discontinued operations, net	927,866	5,654,326
Other assets, net	711,624	794,483
Total assets(1)	$15,759,265	$21,449,849
LIABILITIES AND EQUITY
Bank line of credit	$899,718	$397,432
Term loans	440,062	524,807
Senior unsecured notes	7,133,538	9,120,107
Mortgage debt	623,792	932,212
Other debt	92,385	94,445
Intangible liabilities, net	58,145	56,147
Liabilities of assets held for sale and discontinued operations, net	3,776	25,266
Accounts payable and accrued liabilities	417,360	430,786
Deferred revenue	149,181	122,330
Total liabilities(1)	9,817,957	11,703,532
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 468,081,489 and 465,488,492 shares issued and outstanding, respectively	468,081	465,488
Additional paid-in capital	8,198,890	11,647,039
Cumulative dividends in excess of earnings	(3,089,734)	(2,738,414)
Accumulated other comprehensive loss	(29,642)	(30,470)
Total stockholders’ equity	5,547,595	9,343,643
Joint venture partners	214,377	217,066
Non-managing member unitholders	179,336	185,608
Total noncontrolling interests	393,713	402,674
Total equity	5,941,308	9,746,317
Total liabilities and equity	$15,759,265	$21,449,849

(1)

The Company’s consolidated total assets and total liabilities at December 31, 2016 and 2015 include certain assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to HCP, Inc. Total assets at December 31, 2016 include VIE assets as follows: buildings and improvements $3.5 billion; developments in process $32 million; land $327 million; accumulated depreciation and amortization $676 million; accounts receivable, net  $20 million; cash $36 million; restricted cash $23 million; intangible assets, net $169 million; and other assets, net  $70 million. Total assets at December 31, 2015 include VIE assets as follows: buildings and improvements $791 million; land $125 million; accumulated depreciation and amortization $135 million; accounts receivable, net $16 million; cash $35 million; restricted cash $18 million; and other assets, net of $20 million. Total liabilities at December 31, 2016 include mortgage debt of $521 million; intangible liabilities, net of $9 million; accounts payable and accrued liabilities of $121 million and deferred revenue of $23 million from VIEs. Total liabilities at December 31, 2015 include accounts payable and accrued liabilities of $60 million and deferred revenue of $14 million of from VIEs. See Note 21 to the Consolidated Financial Statements for additional details.

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental and related revenues	$1,159,791	$1,116,830	$1,147,145
Tenant recoveries	134,280	125,022	109,659
Resident fees and services	686,835	525,453	241,965
Income from direct financing leases	59,580	61,000	64,441
Interest income	88,808	112,184	73,623
Total revenues	2,129,294	1,940,489	1,636,833
Costs and expenses:
Interest expense	464,403	479,596	439,742
Depreciation and amortization	568,108	504,905	455,016
Operating	738,399	610,679	381,294
General and administrative	103,611	95,965	81,765
Acquisition and pursuit costs	9,821	27,309	17,142
Impairments, net	—	108,349	—
Total costs and expenses	1,884,342	1,826,803	1,374,959
Other income (expense):
Gain on sales of real estate, net	164,698	6,377	3,288
Loss on debt extinguishments	(46,020)	—	—
Other income, net	3,654	16,208	9,252
Total other income, net	122,332	22,585	12,540
Income before income taxes and equity income from unconsolidated joint ventures	367,284	136,271	274,414
Income tax (expense) benefit	(4,473)	9,807	506
Equity income (loss) from unconsolidated joint ventures	11,360	6,590	(3,605)
Income from continuing operations	374,171	152,668	271,315
Discontinued operations:
Income before impairments, transaction costs, gain on sales of real estate and income taxes	400,701	643,109	673,935
Impairments, net	—	(1,341,399)	(35,913)
Transaction costs	(86,765)	—	—
Gain on sales of real estate, net of income taxes	—	—	28,010
Income tax expense	(48,181)	(796)	(756)
Total discontinued operations	265,755	(699,086)	665,276
Net income (loss)	639,926	(546,418)	936,591
Noncontrolling interests’ share in earnings	(12,179)	(12,817)	(14,358)
Net income (loss) attributable to HCP, Inc.	627,747	(559,235)	922,233
Participating securities’ share in earnings	(1,198)	(1,317)	(2,437)
Net income (loss) applicable to common shares	$626,549	$(560,552)	$919,796
Basic earnings per common share:
Continuing operations	$0.77	$0.30	$0.56
Discontinued operations	0.57	(1.51)	1.45
Net income (loss) applicable to common shares	$1.34	$(1.21)	$2.01
Diluted earnings per common share:
Continuing operations	$0.77	$0.30	$0.56
Discontinued operations	0.57	(1.51)	1.44
Net income (loss) applicable to common shares	$1.34	$(1.21)	$2.00
Weighted average shares used to calculate earnings per common share:
Basic	467,195	462,795	458,425
Diluted	467,403	462,795	458,796

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$639,926	$(546,418)	$936,591
Other comprehensive income (loss):
Change in net unrealized (losses) gains on securities:
Unrealized (losses) gains	(62)	(5)	13
Change in net unrealized gains on cash flow hedges:
Unrealized gains	3,233	1,894	2,258
Reclassification adjustment realized in net income	707	148	(1,085)
Change in Supplemental Executive Retirement Plan obligation	282	126	(627)
Foreign currency translation adjustment	(3,332)	(8,738)	(9,967)
Total other comprehensive income (loss)	828	(6,575)	(9,408)
Total comprehensive income (loss)	640,754	(552,993)	927,183
Total comprehensive income attributable to noncontrolling interests	(12,179)	(12,817)	(14,358)
Total comprehensive income (loss) attributable to HCP, Inc.	$628,575	$(565,810)	$912,825

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share data)

				Cumulative	Accumulated
			Additional	Dividends	Other	Total
	Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2014	456,961	$456,961	$11,334,041	$(1,053,215)	$(14,487)	$10,723,300	$207,834	$10,931,134
Net income	—	—	—	922,233	—	922,233	14,358	936,591
Other comprehensive income	—	—	—	—	(9,408)	(9,408)	—	(9,408)
Issuance of common stock, net	2,939	2,939	89,749	—	—	92,688	(557)	92,131
Repurchase of common stock	(323)	(323)	(12,380)	—	—	(12,703)	—	(12,703)
Exercise of stock options	169	169	4,292	—	—	4,461	—	4,461
Amortization of deferred compensation	—	—	21,885	—	—	21,885	—	21,885
Common dividends ($2.18 per share)	—	—	—	(1,001,559)	—	(1,001,559)	—	(1,001,559)
Distributions to noncontrolling interests	—	—	—	—	—	—	(15,611)	(15,611)
Issuance of noncontrolling interests	—	—	—	—	—	—	57,746	57,746
Purchase of noncontrolling interests	—	—	(5,600)	—	—	(5,600)	(1,968)	(7,568)
December 31, 2014	459,746	459,746	11,431,987	(1,132,541)	(23,895)	10,735,297	261,802	10,997,099
Net (loss) income	—	—	—	(559,235)	—	(559,235)	12,817	(546,418)
Other comprehensive loss	—	—	—	—	(6,575)	(6,575)	—	(6,575)
Issuance of common stock, net	5,117	5,117	176,950	—	—	182,067	(3,183)	178,884
Repurchase of common stock	(198)	(198)	(8,540)	—	—	(8,738)	—	(8,738)
Exercise of stock options	823	823	26,764	—	—	27,587	—	27,587
Amortization of deferred compensation	—	—	26,127	—	—	26,127	—	26,127
Common dividends ($2.26 per share)	—	—	—	(1,046,638)	—	(1,046,638)	—	(1,046,638)
Distributions to noncontrolling interests	—	—	(263)	—	—	(263)	(18,884)	(19,147)
Issuance of noncontrolling interests	—	—	—	—	—	—	151,185	151,185
Purchase of noncontrolling interests	—	—	(5,986)	—	—	(5,986)	(1,063)	(7,049)
December 31, 2015	465,488	$465,488	$11,647,039	$(2,738,414)	$(30,470)	$9,343,643	$402,674	$9,746,317
Net income	—	—	—	627,747	—	627,747	12,179	639,926
Other comprehensive loss	—	—	—	—	828	828	—	828
Issuance of common stock, net	2,552	2,552	61,625	—	—	64,177	—	64,177
Conversion of DownREIT units to common stock	145	145	5,948	—	—	6,093	(6,093)	—
Repurchase of common stock	(237)	(237)	(8,448)	—	—	(8,685)	—	(8,685)
Exercise of stock options	133	133	3,340	—	—	3,473	—	3,473
Amortization of deferred compensation	—	—	22,884	—	—	22,884	—	22,884
Common dividends ($2.095 per share)	—	—	—	(979,542)	—	(979,542)	—	(979,542)
Distribution of QCP, Inc.	—	—	(3,532,763)	—	—	(3,532,763)	—	(3,532,763)
Distributions to noncontrolling interests	—	—	(36)	—	—	(36)	(26,311)	(26,347)
Issuance of noncontrolling interests	—	—	—	—	—	—	11,834	11,834
Deconsolidation of noncontrolling interests	—	—	(36)	475	—	439	67	506
Purchase of noncontrolling interests	—	—	(663)	—	—	(663)	(637)	(1,300)
December 31, 2016	468,081	$468,081	$8,198,890	$(3,089,734)	$(29,642)	$5,547,595	$393,713	$5,941,308

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$639,926	$(546,418)	$936,591
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	568,108	504,905	455,016
Discontinued operations	4,890	5,880	4,979
Amortization of market lease intangibles, net	(1,197)	(1,295)	(949)
Amortization of deferred compensation	22,884	26,127	21,885
Amortization of deferred financing costs	20,014	20,222	19,260
Straight-line rents	(18,003)	(28,859)	(41,032)
Loan and direct financing lease non-cash interest:
Continuing operations	599	(5,648)	1,063
Discontinued operations	—	(90,065)	(79,349)
Deferred rental revenues	(1,959)	(2,813)	(1,884)
Equity income from unconsolidated joint ventures	(11,360)	(57,313)	(49,570)
Distributions of earnings from unconsolidated joint ventures	26,492	15,111	5,045
Lease termination income, net	—	(1,103)	(38,001)
Gain on sales of real estate, net	(164,698)	(6,377)	(31,298)
Deferred income tax expense	47,195	—	—
Loss on debt extinguishment	46,020	—	—
Foreign exchange and other losses (gains), net	188	(7,178)	(2,270)
Impairments, net	—	1,449,748	35,913
Changes in:
Accounts receivable, net	3,813	(9,569)	(8,845)
Other assets, net	(10,805)	(19,453)	(6,287)
Accounts payable and other accrued liabilities	42,024	(23,757)	28,354
Net cash provided by operating activities	1,214,131	1,222,145	1,248,621
Cash flows from investing activities:
Acquisition of RIDEA III, net	—	(770,325)	—
Acquisition of the CCRC unconsolidated joint venture interest, net	—	—	(370,186)
Acquisitions of other real estate	(467,162)	(613,252)	(503,470)
Development of real estate	(421,322)	(281,017)	(178,513)
Leasing costs and tenant and capital improvements	(91,442)	(84,282)	(71,734)
Proceeds from sales of real estate, net	647,754	58,623	104,557
Contributions to unconsolidated joint ventures	(10,186)	(69,936)	(2,935)
Distributions in excess of earnings from unconsolidated joint ventures	28,366	30,989	2,657
Proceeds from sales of marketable securities	—	2,348	—
Principal repayments on loans receivable, direct financing leases and other	231,990	625,701	119,511
Investments in loans receivable and other	(273,693)	(575,652)	(600,019)
Purchase of securities for debt defeasance	(73,278)	—	—
Decrease (increase) in restricted cash	18,356	4,798	(11,747)
Net cash used in investing activities	(410,617)	(1,672,005)	(1,511,879)
Cash flows from financing activities:
Net borrowings under bank line of credit	1,108,417	98,743	845,190
Repayments under bank line of credit	(540,000)	(511,521)	—
Proceeds related to QCP Spin-Off, net	1,691,268	—	—
Cash impact of QCP Spin-Off	(6,096)	—	—
Borrowings under term loan	—	333,014	—
Issuance of senior unsecured notes	—	1,936,017	1,150,000
Repayments of senior unsecured notes	(2,000,000)	(400,000)	(487,000)
Issuance of mortgage and other debt	—	—	35,445
Debt extinguishment costs	(45,406)	—	—
Repayments of mortgage and other debt	(316,774)	(57,845)	(447,784)
Deferred financing costs	(9,450)	(19,995)	(16,550)
Issuance of common stock and exercise of options	67,650	206,471	96,592
Repurchase of common stock	(8,685)	(8,738)	(12,703)
Dividends paid on common stock	(979,542)	(1,046,638)	(1,001,559)
Issuance of noncontrolling interests	11,834	110,775	4,674
Purchase of noncontrolling interests	(1,300)	(7,049)	(5,897)
Distributions to noncontrolling interests	(26,181)	(19,147)	(15,611)
Net cash (used in) provided by financing activities	(1,054,265)	614,087	144,797
Effect of foreign exchange on cash and cash equivalents	(1,019)	(1,537)	1,715
Net (decrease) increase in cash and cash equivalents	(251,770)	162,690	(116,746)
Cash and cash equivalents, beginning of year	346,500	183,810	300,556
Cash and cash equivalents, end of year	$94,730	$346,500	$183,810
Less: cash and cash equivalents of discontinued operations	—	(6,058)	(1,894)
Cash and cash equivalents of continuing operations, end of year	$94,730	$340,442	$181,916

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    Business

Overview

HCP, Inc., an S&P 500 company, is a Maryland corporation that is organized to qualify as a real estate investment trust (“REIT”) which, together with its consolidated entities (collectively, “HCP” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). The Company acquires, develops, leases, manages and disposes of healthcare real estate and provides financing to healthcare providers. The Company’s diverse portfolio is comprised of investments in the following reportable healthcare segments: (i) senior housing triple-net (“SH NNN”), (ii) senior housing operating portfolio (“SHOP”), (iii) life science and (iv) medical office.

Quality Care Properties, Inc.

On October 31, 2016, the Company completed the spin-off (the “Spin-Off”) of its subsidiary, Quality Care Properties, Inc. (“QCP”) (NYSE:QCP). The Spin-Off assets included 338 properties, primarily comprised of the HCR ManorCare, Inc. (“HCRMC”) direct financing lease (“DFL”) investments and an equity investment in HCRMC. QCP is an independent, publicly-traded, self-managed and self-administrated REIT. As a result of the Spin-Off, the operations of QCP are now classified as discontinued operations in all periods presented herein. See Note 5 for further information on the Spin-Off.

On October 17, 2016, subsidiaries of QCP issued $750 million in aggregate principal amount of senior secured notes due 2023 (the “QCP Notes”), the gross proceeds of which were deposited in escrow until they were released in connection with the consummation of the Spin-Off on October 31, 2016. The QCP Notes bear interest at a rate of 8.125% per annum, payable semiannually. From October 17, 2016 until the completion of the Spin-Off, QCP (a then wholly-owned subsidiary of HCP) incurred $2 million in interest expense. In addition, immediately prior to the effectiveness of the Spin-Off, subsidiaries of QCP received $1.0 billion of proceeds from their borrowings under a senior secured term loan, bearing interest at a rate at QCP’s option of either: (i) LIBOR plus 5.25%, subject to a 1% floor or (ii) a base rate specified in the first lien credit and guaranty agreement plus 4.25%, bringing the total gross proceeds raised by QCP and its subsidiaries under those financings to $1.75 billion. In connection with the consummation of the Spin-Off, QCP and its subsidiaries transferred $1.69 billion in cash and 94 million shares of QCP common stock to HCP and certain of its other subsidiaries, and HCP and its applicable subsidiaries transferred the assets comprising the QCP portfolio to QCP and its subsidiaries. HCP then distributed substantially all of the outstanding shares of QCP common stock to its stockholders, based on the distribution ratio of one share of QCP common stock for every five shares of HCP common stock held by HCP stockholders as of the October 24, 2016 record date for the distribution. The Company recorded the distribution of the assets and liabilities of QCP from its consolidated balance sheet on a historical cost basis as a dividend from stockholders’ equity of $3.5 billion, and no gain or loss was recognized. The Company primarily used the $1.69 billion proceeds of the cash distribution it received from QCP upon consummation of the Spin-Off to pay down certain of the Company’s existing debt obligations.

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

In connection with the Spin-Off, the Company entered into a Transition Services Agreement ("TSA") with QCP. Per the terms of the TSA, the Company agreed to provide certain administrative and support services to QCP on a transitional basis for established fees. The TSA will terminate on the expiration of the term of the last service provided under the agreement, which will be on or prior to October 30, 2017. The TSA provides that QCP generally has the right to terminate a transition service upon thirty days’ notice to the Company. The TSA contains provisions under which the Company will, subject to certain limitations, be obligated to indemnify QCP for losses incurred by QCP resulting from the Company’s breach of the TSA.

Following completion of the Spin-Off, which occurred on October 31, 2016, HCP is the sole lender to QCP of a $100 million unsecured revolving credit facility maturing in 2018 (the "Unsecured Revolving Credit Facility"). Commitments under the Unsecured Revolving Credit Facility will automatically and permanently decrease each calendar month by an amount equal to 50% of QCP's and its restricted subsidiaries’ retained cash flow for the prior calendar month. All borrowings under the Unsecured Revolving Credit Facility will be subject to the satisfaction of certain conditions, including (i) QCP’s senior secured revolving credit facility being unavailable, (ii) the failure of HCRMC to pay rent and (iii) other customary conditions, including the absence of a default and the accuracy of representations and warranties. QCP may only draw on the Unsecured Revolving Credit Facility prior to the one-year anniversary of the completion of the Spin-Off. Borrowings under the Unsecured Revolving Credit Facility bear interest at a rate equal to LIBOR, subject to a 1.00% floor, plus an applicable margin of 6.25%. In addition to paying interest on outstanding principal under the Unsecured Revolving Credit Facility, QCP is required to pay a facility fee equal to 0.50% per annum of the unused capacity under the Unsecured Revolving Credit Facility to HCP, payable quarterly. At December 31, 2016, no amounts were drawn on the Unsecured Revolving Credit Facility.

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

The Company is required to continually evaluate its VIE relationships and consolidate these entities when it is determined to be the primary beneficiary of their operations. A VIE is broadly defined as an entity where either: (i) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support, (ii) substantially all of an entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights, or (iii) the equity investors as a group lack any of the following: (a) the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of an entity, or (c) the right to receive the expected residual returns of an entity.

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

The Company commences recognition of rental revenue for operating lease arrangements when the tenant has taken possession or controls the physical use of a leased asset; the tenant is not considered to have taken physical possession or have control of the leased asset until the Company-owned tenant improvements are substantially completed. If a lease arrangement provides for tenant improvements, the Company determines whether the tenant improvements are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, any tenant improvements funded by the tenant are treated as lease payments which are deferred and amortized into income over the lease term. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Ownership of tenant improvements is determined based on various factors including, but not limited to, the following criteria:

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

The Company recognizes a gain on sales of real estate upon the closing of a transaction with the purchaser. Gains on real estate sold are recognized using the full accrual method when collectibility of the sales price is reasonably assured, the Company is not obligated to perform additional activities that may be considered significant, the initial investment from the buyer is sufficient and other profit recognition criteria have been satisfied. Gain on sales of real estate may be deferred in whole or in part until the requirements for gain recognition have been met.

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

In connection with the Company’s quarterly review process or upon the occurrence of a significant event, loans receivable and DFLs (collectively, “Finance Receivables”), are reviewed and assigned an internal rating of Performing, Watch List or Workout. Finance Receivables that are deemed Performing meet all present contractual obligations, and collection and timing, of all amounts owed is reasonably assured. Watch List Finance Receivables are defined as Finance Receivables that do not meet the definition of Performing or Workout. Workout Finance Receivables are defined as Finance Receivables in which the Company has determined, based on current information and events, that: (i) it is probable it will be unable to collect all amounts due according to the contractual terms of the agreement, (ii) the tenant, operator, or borrower is delinquent on making payments under the contractual terms of the agreement and (iii) the Company has commenced action or anticipates pursuing action in the near term to seek recovery of its investment.

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

The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the development or construction of a real estate asset. The Company capitalizes construction and development costs while substantive activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of Company-owned tenant improvements, but no later than one year from cessation of significant construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as incurred. For redevelopment of existing operating properties, the Company capitalizes the cost for the construction and improvement incurred in connection with the redevelopment.

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

Impairment of Long-Lived Assets and Goodwill

The Company assesses the carrying value of real estate assets and related intangibles (“real estate assets”) when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company tests its real estate assets for impairment by comparing the sum of the expected future undiscounted cash flows to the carrying value of the real estate assets. The expected future undiscounted cash flows are calculated utilizing the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If the carrying value exceeds the expected future undiscounted cash flows, an impairment loss will be recognized to the extent that the carrying value of the real estate assets is greater than their fair value. If an asset is classified as held for sale, it is reported at the lower of its carrying value or fair value less costs to sell and no longer depreciated.

Goodwill is tested for impairment at least annually based on certain qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. Potential impairment indicators include a significant decline in real estate values, significant restructuring plans, current macroeconomic conditions, state of the equity and capital markets or a significant decline in the Company’s market capitalization. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company applies the required two-step quantitative approach. The quantitative procedures of the two-step approach (i) compare the fair value of a reporting unit with its carrying value, including goodwill, and, if necessary, (ii) compare the implied fair value of reporting unit goodwill with the carrying value as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the fair value of assets and liabilities, excluding goodwill, is the implied value of goodwill and is used to determine the impairment amount, if any. The Company has selected the fourth quarter of each fiscal year to perform its annual impairment test.

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

The Company’s fair values of its equity method investments are determined based on discounted cash flow models that include all estimated cash inflows and outflows over a specified holding period and, where applicable, any estimated debt premiums or discounts. Capitalization rates, discount rates and credit spreads utilized in these valuation models are based upon assumptions that the Company believes to be within a reasonable range of current market rates for the respective investments.

Share-Based Compensation

Compensation expense for share-based awards granted to employees, including grants of employee stock options, are recognized in the consolidated statements of operations based on their grant date fair market value. Compensation expense for awards with graded vesting schedules is generally recognized on a straight-line basis over the vesting period. Forfeitures of share-based awards are recognized as they occur.

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

Using certain of its British pound sterling (“GBP”) denominated debt, the Company applies net investment hedge accounting to hedge the foreign currency exposure from its net investment in GBP-functional subsidiaries. The variability of the GBP-denominated debt due to changes in the GBP to U.S. dollar (“USD”) exchange rate (“remeasurement value”) is recognized as part of the cumulative translation adjustment component of accumulated other comprehensive income (loss).

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivative instruments that are part of a hedging relationship to specific forecasted transactions as well as recognized obligations or assets in the consolidated balance sheets. The Company also assesses and documents, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivative instruments are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, the Company discontinues its cash flow hedge accounting prospectively and records the appropriate adjustment to earnings based on the current fair value of the derivative instrument. For net investment hedge accounting, upon sale or liquidation of the hedged investment, the cumulative balance of the remeasurement value is reclassified to earnings.

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

Marketable Securities

The Company classifies its marketable equity securities as available for sale. These securities are carried at fair value with unrealized gains and losses recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Gains or losses on securities sold are determined based on the specific identification method. The Company classifies its marketable debt securities as held to maturity, because the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. When the Company determines declines in fair value of marketable securities are other-than-temporary, a loss is recognized in earnings.

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

Penalties incurred to extinguish debt and any remaining unamortized debt issuance costs, discounts and premiums are recognized as income or expense in the consolidated statements of operations at the time of extinguishment.

Segment Reporting

The Company’s reportable segments, based on how it evaluates its business and allocates resources, are as follows: (i) SH NNN, (ii) SHOP, (iii) life science and (iv) medical office.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 is intended to simplify accounting for share-based payment transactions. The areas for simplification in this update involve several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within, beginning after December 15, 2016. Early adoption is permitted. The transition method required by ASU 2016-09 varies based on the specific amendment being adopted. The Company adopted ASU 2016-09 on October 1, 2016; the adoption of which did not have a material impact to its consolidated financial position, results of operations or statements of cash flows. As a result of the new guidance, the Company formally disclosed its policy regarding the treatment of forfeitures of stock compensation awards (see Share-Based Compensation above).

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The amendments in ASU 2017-04 eliminate the current two-step approach used to test goodwill for impairment and require an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years, including interim periods within, beginning after December 15, 2019 (upon the first goodwill impairment test performed during that fiscal year). Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. A reporting entity must apply the amendments in ASU 2017-04 using a prospective approach. The Company does not expect the adoption of ASU 2017-04 to have a material impact to its consolidated financial position or results of operations.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in ASU 2017-01 provide an initial screen to determine if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, in which case, the transaction would be accounted for as an asset acquisition. In addition, ASU 2017-01 clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. ASU 2017-01 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2017-01 using a prospective approach. The Company plans to adopt ASU 2017-01 during the first quarter of 2017. Upon adoption of ASU 2017-01, the Company expects to recognize a majority of its real estate acquisitions and dispositions as asset transactions rather than business combinations which will result in the capitalization of related third party transaction costs.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”). The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The Company does not expect the adoption of ASU 2016-18 to have a material impact to its consolidated statements of cash flows as the Company does not have material restricted cash activity.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The amendments in ASU 2016-15 are intended to clarify current guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The Company is currently in compliance with substantially all of the clarifications in ASU 2016-15 and as such, the Company does not expect the adoption of ASU 2016-15 to have a material impact to its consolidated statements of cash flows.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment at each reporting period. ASU 2016-01 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted only for updates to certain disclosure requirements. A reporting entity is required to apply the amendments in ASU 2016-01 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company does not have any material equity investments, other than those that are accounted for using the equity method of accounting, and as such, does not expect the adoption of ASU 2016-01 to have a material impact to its consolidated financial position or results of operations.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The amendments in ASU 2016-16 require an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time that the transfer occurs. Current guidance does not require recognition of tax consequences until the asset is eventually sold to a third party. ASU 2016-16 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted as of the first interim period presented in a year. A reporting entity must apply the amendments in ASU 2016-16 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of the adoption of ASU 2016-16 on January 1, 2018 to its consolidated financial position and results of operations. The Company does not expect the adoption of ASU 2016-16 to have a material impact to its consolidated financial position or results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments held by financial institutions and other organizations. The amendments in ASU 2016-13 eliminate the “probable” initial threshold for recognition of credit losses in current accounting guidance and, instead, reflect an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under current accounting guidance, an entity generally only considered past events and current conditions in measuring the incurred loss. The amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018. A reporting entity is required to apply the amendments in ASU 2016-13 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Upon adoption of ASU 2016-13, the Company is required to reassess its financing receivables, including direct finance leases and loans receivable, and expects that application of ASU 2016-13 may result in the Company recognizing credit losses at an earlier date than would otherwise be recognized under current accounting guidance. As such, the Company is still evaluating the impact of the adoption of ASU 2016-13 on January 1, 2020 to its consolidated financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the current accounting for leases to (i) require lessees to put most leases on their balance sheets, but continue recognizing expenses on their income statements in a manner similar to requirements under current accounting guidance, (ii) eliminate current real estate specific lease provisions and (iii) modify the classification criteria and accounting for sales-type leases for lessors. ASU 2016-02 is effective for fiscal years, and interim periods within, beginning after December 15, 2018. Early adoption is permitted. The transition method required by ASU 2016-02 varies based on the specific amendment being adopted. As a result of adopting ASU 2016-02, the Company will recognize all of its operating leases for which it is the lessee, including corporate office leases and ground leases, on its consolidated balance sheets and will capitalize fewer legal costs related to the drafting and execution of its lease agreements. The Company is evaluating the impact of the adoption of ASU 2016-02 on January 1, 2019 to its consolidated financial position and results of operations.

Between May 2014 and May 2016, the FASB issued three ASUs changing the requirements for recognizing and reporting revenue (together, herein referred to as the “Revenue ASUs”): (i) ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), (ii) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) and (iii) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-12 provides practical expedients and improvements on the previously narrow scope of ASU 2014-09. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within, beginning after December 15, 2017. All subsequent ASUs related to ASU 2014-09, including ASU 2016-08 and ASU 2016-12, assumed the deferred effective date enforced by ASU 2015-14. Early adoption of the Revenue ASUs is permitted for annual periods, and interim periods within, beginning after December 15, 2016. A reporting entity may apply the amendments in the Revenue ASUs using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or full retrospective approach. The Company is evaluating the complete impact of the adoption of the Revenue ASUs on January 1, 2018 to its consolidated financial position and results of operations. As the primary source of revenue for the Company is generated through leasing arrangements, which are excluded from the Revenue ASUs, the Company expects that it will be impacted in its recognition of non-lease revenue, such as certain resident fees in its RIDEA structures (a portion of which are not generated through leasing arrangements) and its recognition of real estate sale transactions. Under ASU 2014-09, revenue recognition for real estate sales is largely based on the transfer of control versus continuing involvement under current guidance. As a result, the Company generally expects that the new guidance will result in more transactions qualifying as sales of real estate and revenue being recognized at an earlier date than under current accounting guidance.

Reclassifications

Certain amounts in the Company’s consolidated financial statements have been reclassified for prior periods to conform to the current period presentation. Certain prior period amounts have been reclassified on the consolidated balance sheets and consolidated statements of operations for discontinued operations (see Note 5). See Segment Reporting above for additional reclassifications.

NOTE 3.     Brookdale Lease Amendments and Terminations and the Formation of Two RIDEA Joint Ventures (“Brookdale Transaction”)

On July 31, 2014, Brookdale Senior Living (“Brookdale”) completed its acquisition of Emeritus Corporation (“Emeritus”). On August 29, 2014, the Company and Brookdale completed a multiple-element transaction with three major components:

•

amended existing lease agreements on 153 HCP-owned senior housing communities previously leased and operated by Emeritus, that included the termination of embedded purchase options in the leases relating to 30 properties and future rent reductions;

•

terminated existing lease agreements on 49 HCP-owned senior housing properties previously leased and operated by Emeritus, that included the termination of embedded purchase options in these leases relating to 19 properties. At closing, the Company contributed 48 of these properties to newly formed consolidated partnerships that are operated under a structure permitted by the Housing and Economic Recovery Act of 2008 (commonly referred to as “RIDEA”) (“RIDEA II”); the 49th property was contributed on January 1, 2015. Brookdale owns a 20% noncontrolling equity interest in the RIDEA II entities (“SH PropCo” and “SH OpCo”) and manages the facilities on behalf of the partnership (see Note 5 for the disposition of a portion of our interest in RIDEA II in January 2017); and

•

entered into new unconsolidated joint ventures that own 14 campuses of continuing care retirement communities (“CCRC”) in a RIDEA structure (collectively, the “CCRC JV”) with the Company owning a 49% equity interest and Brookdale owning a 51% equity interest. Brookdale manages these communities on behalf of this partnership.

Leases Amended on 153 Properties (“NNN Lease Restructuring”)

Effectively, the Company paid consideration of $129 million to terminate the existing purchase options and received consideration of: (i) $76 million for lower rent payments and escalators and (ii) $53 million to settle the amount that the Company owed to Brookdale for the RIDEA II transaction.

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

As consideration for the net value of $108 million for the terminated leases and the $47 million sale to Brookdale of the 20% noncontrolling interest in RIDEA II, the Company received the following: (i) a $34 million short-term receivable recorded in other assets (repaid in June 2016); (ii) a $68 million note from Brookdale (the “Brookdale Receivable”) recorded in loans receivable that was repaid in November 2014; and (iii) an effective offset for the $53 million associated with the additional consideration owed by the Company to Brookdale for the NNN Lease Restructuring transaction discussed above. The fair values of the short-term receivable and Brookdale Receivable were estimated based on similar instruments available in the marketplace and are considered to be Level 2 measurements within the fair value hierarchy.

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

The following table summarizes the quantitative information about fair value measurements for the NNN Lease Restructuring and RIDEA II transactions (dollars in thousands):

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

NOTE 4.    Other Real Estate Property Investments

2016 Real Estate Acquisitions

The following table summarizes real estate acquisitions for the year ended December 31, 2016 (in thousands):

	Consideration		Assets Acquired(1)
		Liabilities		Net
Segment	Cash Paid	Assumed	Real Estate	Intangibles
SH NNN	$76,362	$1,200	$71,875	$5,687
SHOP	113,971	76,931	177,551	13,351
Life science	49,000	—	47,400	1,600
Medical office	209,920	4,854	209,178	5,596
Other	17,909	—	16,596	1,313
	$467,162	$82,985	$522,600	$27,547

(1)

The purchase price allocations are preliminary and may be subject to change. Revenues and earnings since the acquisition dates, as well as the supplementary pro forma information, assuming these acquisitions occurred as of the beginning of the prior periods, were not material.

2015 Acquisition of Private Pay Senior Housing Portfolio (“RIDEA III”)

On June 30, 2015, the Company and Brookdale acquired a portfolio of 35 private pay senior housing communities from Chartwell Retirement Residences, including two leasehold interests, representing 5,025 units. The portfolio was acquired in a RIDEA structure (“RIDEA III”), with Brookdale owning a 10% noncontrolling interest. Brookdale has operated these communities since 2011 and continues to manage the communities under a long-term management agreement, which is cancellable under certain conditions (subject to a fee if terminated within seven years from the acquisition date). The Company paid $770 million in cash consideration, net of cash assumed, and assumed $32 million of net liabilities and $29 million of noncontrolling interests to acquire: (i) real estate with a fair value of $771 million, (ii) lease-up intangible assets with a fair value of $53 million and (iii) working capital of $7 million. As a result of the acquisition, the Company recognized a net termination fee of $8 million in rental and related revenues, which represents the termination value of the two leasehold interests. The lease-up intangible assets recognized were attributable to the value of the acquired underlying operating resident leases of the senior housing communities that were stabilized or nearly stabilized (i.e., resident occupancy above 80%). From the acquisition date to December 31, 2015, the Company recognized revenues and earnings of $94 million and $1 million, respectively, from RIDEA III. For the year ended December 31, 2016, the Company recognized revenues and earnings of $187 million and $3 million, respectively, from RIDEA III.

Pro Forma Results of Operations (Unaudited)

The following unaudited pro forma consolidated results of operations assume that the RIDEA III acquisition was completed as of January 1, 2014 (in thousands, except per share amounts):

	December 31, 2015	December 31, 2014
Revenues	$2,034,369	$1,824,593
Net (loss) income	(531,464)	954,540
Net (loss) income applicable to HCP, Inc.	(545,776)	938,387
Basic earnings per common share	$(1.18)	$2.04
Diluted earnings per common share	(1.18)	2.04

2015 Other Real Estate Acquisitions

In addition to the RIDEA III acquisition discussed above, the following table summarizes other real estate acquisitions for the year ended December 31, 2015 (in thousands):

	Consideration			Assets Acquired(1)
	Cash Paid/	Liabilities	Noncontrolling		Net
Segment	Debt Settled	Assumed	Interest	Real Estate	Intangibles
SH NNN	$208	$—	$—	$208	$—
SHOP	151,054	1,443	4,255	147,296	9,456
Life science	80,946	2,054	—	68,988	14,012
Medical office(2)	384,114	12,866	—	305,091	91,889
Other(3)	296,227	6,855	—	248,826	54,256
	$912,549	$23,218	$4,255	$770,409	$169,613

(1)	Revenues and earnings since the acquisition dates, as well as the supplementary pro forma information, assuming these acquisitions occurred as of the beginning of the prior periods, were not material.
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

Construction, Tenant and Other Capital Improvements

The following table summarizes the Company’s funding for construction, tenant and other capital improvements (in thousands):

	Year Ended December 31,
Segment	2016	2015
SH NNN	$49,109	$53,980
SHOP	74,158	77,425
Life science	200,122	122,319
Medical office	128,308	131,021
Other	7,203	37
	$458,900	$384,782

NOTE 5.    Discontinued Operations and Dispositions of Real Estate

Discontinued Operations - Quality Care Properties, Inc.

On October 31, 2016, the Company completed the Spin-Off of its subsidiary, QCP.

The following is a summary of the assets and liabilities transferred to QCP at the Spin-Off date (in thousands):

	October 31,	December 31,
	2016	2015
ASSETS
Real estate:
Buildings and improvements	$191,633	$191,633
Land	14,147	14,147
Accumulated depreciation and amortization	(71,845)	(65,319)
Net real estate	133,935	140,461
Net investment in direct financing leases	5,107,180	5,154,316
Cash and cash equivalents	6,096	6,058
Restricted cash	—	14,526
Intangible assets, net	18,517	17,049
Other assets, net	6,620	7,790
Total assets	$5,272,348	$5,340,200
LIABILITIES
Accounts payable and accrued liabilities	$46,925	$5,453
Deferred revenue	667	687
Total liabilities	47,592	6,140
Net assets	$5,224,756	$5,334,060

The results of discontinued operations through October 31, 2016, the Spin-Off date, are included in the consolidated results for the years ended December 31, 2016, 2015 and 2014. Summarized financial information for discontinued operations for the years ended December 31, 2016, 2015, and 2014 is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental and related revenues	$22,971	$27,651	$27,111
Tenant recoveries	1,233	1,464	1,029
Income from direct financing leases	384,752	572,835	598,629
Interest income	—	—	868
Total revenues	408,956	601,950	627,637
Costs and expenses:
Depreciation and amortization	(4,892)	(5,880)	(4,979)
Operating	(3,367)	(3,697)	(3,309)
General and administrative	(67)	(57)	(410)
Transaction costs	(86,765)	—	—
Impairments	—	(1,295,504)	—
Other income, net	71	70	85
Income (loss) before income taxes and income from and impairments of equity method investment	313,936	(703,118)	619,024
Income tax expense	(48,181)	(796)	(756)
Income from equity method investment	—	50,723	53,175
Impairments of equity method investment	—	(45,895)	(35,913)
Net income (loss) from discontinued operations	$265,755	$(699,086)	$635,530

During the fourth quarter of 2016, using proceeds from the Spin-Off, the Company repaid $500 million of 6.0% senior unsecured notes that were due to mature in January 2017, $600 million of 6.7% senior unsecured notes that were due to mature in January 2018 and $108 million of mortgage debt; incurring aggregate loss on debt extinguishments of $46 million.

HCR ManorCare, Inc.

Discontinued operations is primarily comprised of QCP’s HCRMC DFL investments and equity investment in HCRMC. During the years ended December 31, 2016, 2015 and 2014, the Company recognized DFL income of $385 million, $573 million and $599 million, respectively, and received cash payments of $385 million, $483 million and $519 million, respectively, from the HCRMC DFL investments. The carrying value of the HCRMC DFL investments was $5.2 billion at December 31, 2015.

The following summarizes the significant transactions and impairments related to HCRMC:

2014

During the year ended December 31, 2014, the Company concluded that its equity investment in HCRMC was other-than-temporarily impaired and recorded an impairment charge of $36 million. The impairment charge reduced the carrying amount of the Company’s equity investment in HCRMC from $75 million to its fair value of $39 million. The fair value of the Company’s equity investment was based on an income approach utilizing a discounted cash flow valuation model and inputs were considered to be Level 3 measurements within the fair value hierarchy.

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

2015

During the three months ended March 31, 2015, the Company and HCRMC agreed to market for sale the real estate and operations associated with 50 non-strategic facilities that were under the Master Lease. During the year ended December 31, 2015, the Company completed sales of 22 non-strategic HCRMC facilities for $219 million. During the year ended December 31, 2016, the Company sold an additional 11 facilities for $62 million, bringing the total facilities sold to 33 at the time of the Spin-Off.

On March 29, 2015, certain subsidiaries of the Company entered into an amendment to the Master Lease (the “HCRMC Lease Amendment”) effective April 1, 2015. The HCRMC Lease Amendment reduced initial annual rent by a net $68 million and reset the minimum rent escalation to 3.0% for each lease year through the expiration of the initial term. The initial term was extended five years to an average of 16 years. As consideration for the rent reduction, the Company received a Deferred Rent Obligation (“DRO”) from the Lessee equal to an aggregate amount of $525 million. As a result of the HCRMC Lease Amendment, the Company recorded an impairment charge of $478 million related to its HCRMC DFL investments. The impairment charge reduced the carrying value of the HCRMC DFL investments from $6.6 billion to $6.1 billion, based on the present value of the future lease payments effective April 1, 2015 under the Amended Master Lease discounted at the original DFL investments’ effective lease rate. Additionally, HCRMC agreed to sell, and HCP agreed to purchase, nine post-acute facilities for an aggregate purchase price of $275 million. Through December 31, 2015, HCRMC and HCP completed seven of the nine facility purchases for $184 million. Through Spin-Off, HCRMC and HCP completed the remaining two facility purchases for $91 million, bringing the nine facility purchases to an aggregate $275 million, the proceeds of which were used to settle a portion of the DRO discussed above.

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

As part of the Company’s fourth quarter 2015 review process, including its internal rating evaluation, it assessed the collectibility of all contractual rent payments under the Amended Master Lease, as discussed below and assigned an internal rating of “Watch List” as of December 31, 2015. Further, the Company placed the HCRMC DFL investments on nonaccrual status and began utilizing a cash basis method of accounting in accordance with its policies (see Note 2).

As a result of assigning an internal rating of “Watch List” to its HCRMC DFL investments during the quarterly review process, the Company further evaluated the carrying amount of its HCRMC DFL investments and determined that it was probable that its HCRMC DFL investments were impaired. As a result of the significant decline in HCRMC’s fixed charge coverage ratio in the fourth quarter of 2015, combined with a lower growth outlook for the post-acute/skilled nursing business, the Company determined that it was probable that its HCRMC DFL investments were impaired. In the fourth quarter of 2015, the Company recorded an allowance for DFL losses (impairment charge) of $817 million, reducing the carrying amount of its HCRMC DFL investments from $6.0 billion to $5.2 billion. The allowance for credit losses was determined as the present value of expected future (i) in-place lease payments under the HCRMC Amended Master Lease and (ii) estimated market rate lease payments, each discounted at the original HCRMC DFL investments’ effective lease rate. Impairments related to an allowance for credit losses are included in impairments, net.

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

In December 2015, the Company concluded that its equity investment in HCRMC was other-than-temporarily impaired and recorded an impairment charge of $19 million, reducing its carrying value to zero. Beginning in January 2016, income was recognized only if cash distributions were received from HCRMC.

2016

The Company’s acquisition of the HCRMC DFL investments in 2011 was subject to federal and state built-in gain tax of up to $2 billion if all the assets were sold within 10 years. At the time of acquisition, the Company intended to hold the assets for at least 10 years, at which time the assets would no longer be subject to the built-in gain tax. In December 2015, the U.S. Federal Government passed legislation which permanently reduced the holding period, for federal tax purposes, to five years. The Company satisfied the five year holding period requirement in April 2016. This legislation was not extended to certain states, which maintain a 10 year requirement.

During the year ended December 31, 2016, the Company determined that it may sell assets during the next five years and, therefore, recorded a deferred tax liability of $47 million, representing its estimated exposure to state built-in gain tax.

Dispositions of Real Estate

Held for Sale

At December 31, 2016, 64 SH NNN facilities, four life science facilities and a SHOP facility were classified as held for sale, with an aggregate carrying value of $928 million, primarily comprised of real estate assets of $809 million. At December 31, 2015, four life science facilities were classified as held for sale, with an aggregate carrying value of $314 million, primarily comprised of real estate assets of $288 million. Liabilities of assets held for sale is primarily comprised of intangible liabilities at both December 31, 2016 and 2015.

2016 Dispositions

During the year ended December 31, 2016, the Company sold the following: (i) a portfolio of five post-acute/skilled nursing facilities and two SH NNN facilities for $130 million, (ii) five life science facilities for $386 million, (iii) seven  SH NNN facilities for $88 million, (iv) three MOBs for $20 million and (v) three SHOP facilities for $41 million.

2015 Dispositions

During the year ended December 31, 2015, the Company sold the following: (i) nine SH NNN facilities for $60 million resulting from Brookdale’s exercise of its purchase option received as part of the Brookdale Transaction, (ii) two parcels of land in its life science segment for $51 million and (iii) a MOB for $400,000.

2014 Dispositions

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

Pending Dispositions

In October 2016, the Company entered into definitive agreements to sell 64 SH NNN assets (classified as held for sale as of December 31, 2016), currently under triple-net leases with Brookdale, for $1.125 billion to affiliates of Blackstone Real Estate Partners VIII L.P. The closing of this transaction is expected to occur in the first quarter of 2017 and remains subject to regulatory and third party approvals and other customary closing conditions. Additionally, in October 2016, the Company entered into definitive agreements for a multi-element transaction with Brookdale to: (i) sell or transition 25 assets currently triple-net leased to Brookdale, for which Brookdale will receive a $10.5 million annual rent reduction upon lease termination, (ii) re-allocate annual rent of $9.6 million from those 25 assets to the remaining Brookdale triple-net lease portfolio (occurred on November 1, 2016) and (iii) transition eight triple-net leased assets into RIDEA structures (seven of which closed in December 2016 and one of which closed in January 2017). The closing of the sale or transition of the 25 assets and corresponding rent reduction is expected to occur throughout 2017 and remains subject to regulatory and third party approvals and other customary closing conditions.

In January 2016, the Company entered into a definitive agreement for purchase options that were exercised on eight life science facilities in South San Francisco, California, to be sold in two tranches for $311 million (sold in November 2016 and discussed above) and $269 million, respectively. The second tranche is expected to close in the third quarter of 2018.

Subsequent Events

In January 2017, the Company sold four life science facilities in Salt Lake City, Utah for $76 million.

In May 2016, the Company entered into a master contribution agreement with Brookdale to contribute its ownership interest in RIDEA II to an unconsolidated JV owned by HCP and an investor group led by Columbia Pacific Advisors, LLC (“CPA”) (the “HCP/CPA JV”). The members agreed to recapitalize RIDEA II with $602 million of debt, of which $360 million was provided by a third-party and $242 million was provided by HCP. In return, the Company received $480 million in cash proceeds from the HCP/CPA JV and $242 million in note receivables and retained an approximately 40% beneficial interest in RIDEA II (the note receivable and 40% beneficial interest are herein referred to as the “RIDEA II Investments”). The Company’s RIDEA II Investments are recognized and accounted for as equity method investments. This transaction resulted in the Company deconsolidating the net assets of RIDEA II because it will not direct the activities that most significantly impact the venture. These transactions closed in January 2017.

NOTE 6.    Net Investment in Direct Financing Leases

The components of net investment in DFLs consisted of the following (dollars in thousands):

	December 31,
	2016	2015
Minimum lease payments receivable	$1,108,237	$1,155,215
Estimated residual values	539,656	535,161
Less unearned income	(895,304)	(939,683)
Net investment in direct financing leases	$752,589	$750,693
Properties subject to direct financing leases	30	30

Certain DFLs contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the properties at the end of the lease terms.

The following table summarizes future minimum lease payments contractually due under DFLs at December 31, 2016 (in thousands):

Year	Amount
2017	$91,770
2018	66,121
2019	67,526
2020	62,234
2021	62,641
Thereafter	757,945
$1,108,237

Direct Financing Lease Internal Ratings

The following table summarizes the Company’s internal ratings for net investment in DFLs at December 31, 2016 (dollars in thousands):

	Carrying	Percentage of	Internal Ratings
Segment	Amount	DFL Portfolio	Performing DFLs	Watch List DFLs	Workout DFLs
SH NNN	$628,698	84	$267,897	$360,801	$—
Other	123,891	16	123,891	—	—
	$752,589	100	$391,788	$360,801	$—

Beginning September 30, 2013, the Company placed a 14 property senior housing DFL (the “DFL Portfolio”) on nonaccrual status and classified the DFL Portfolio on “Watch List” status. The Company determined that the collection of all rental payments was and continues to be no longer reasonably assured; therefore, rental revenue for the DFL Portfolio has been recognized on a cash basis. The Company re-assessed the DFL Portfolio for impairment on December 31, 2016 and determined that the DFL Portfolio was not impaired based on its belief that: (i) it was not probable that it will not collect all of the rental payments under the terms of the lease; and (ii) the fair value of the underlying collateral exceeded the DFL Portfolio’s carrying amount. The fair value of the DFL Portfolio was estimated based on a discounted cash flow model, the inputs to which are considered to be a Level 3 measurement within the fair value hierarchy. Inputs to this valuation model include real estate capitalization rates, industry growth rates and operating margins, some of which influence the Company’s expectation of future cash flows from the DFL Portfolio and, accordingly, the fair value of its investment. During the years ended December 31, 2016, 2015 and 2014, the Company recognized DFL income of $13 million, $15 million and $19 million, respectively, and received cash payments of $18 million, $20 million and $24 million, respectively, from the DFL Portfolio. The carrying value of the DFL Portfolio was $361 million and $366 million at December 31, 2016 and 2015, respectively.

NOTE 7.    Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	December 31,
	2016			2015
	Real Estate	Other		Real Estate	Other
	Secured	Secured	Total	Secured	Secured	Total
Mezzanine(1)(2)	$—	$615,188	$615,188	$—	$660,138	$660,138
Other	195,946	—	195,946	114,322	—	114,322
Unamortized premiums (discounts), fees and costs, net	413	(3,593)	(3,180)	961	(6,678)	(5,717)
Allowance for loan losses	—	—	—	—	—	—
	$196,359	$611,595	$807,954	$115,283	$653,460	$768,743

(1)

At December 31, 2016, included £282 million ($348 million) outstanding and £2 million ($3 million) of associated unamortized discounts, fees and costs both related to the HC-One Facility. At December 31, 2015, included £273 million ($403 million) outstanding and £4 million ($5 million) of associated unamortized discounts, fees and costs both related to the HC-One Facility.

(2)	At December 31, 2016, the Company had £35 million ($43 million) remaining under its commitments to fund development projects and capital expenditures under it U.K. development projects.

The following table summarizes the Company’s internal ratings for loans receivable at December 31, 2016 (dollars in thousands):

		Percentage	Internal Ratings
	Carrying	of Loan	Performing	Watch List	Workout
Investment Type	Amount	Portfolio	Loans	Loans	Loans
Real estate secured	$196,359	24	$196,359	$—	$—
Other secured	611,595	76	355,130	256,465	—
	$807,954	100	$551,489	$256,465	$—

Real Estate Secured Loans

The following table summarizes the Company’s loans receivable secured by real estate at December 31, 2016 (dollars in thousands):

Final	Number
Maturity	of		Principal	Carrying
Date	Loans	Payment Terms	Amount(1)	Amount
2017	1	monthly interest-only payments, accrues interest at LIBOR plus 6.0%, and secured by, among other things, the issuer’s real estate assets	$34,602	$35,015
2018	1	monthly interest-only payments, accrues interest at 8.0% and secured by a senior housing facility in Pennsylvania(2)	21,473	21,566
2021	2	aggregate monthly interest-only payments, accrues interest at 8.0% and 9.75% and secured by two senior housing facility in the U.K.(3)	9,008	9,339
2023	1	monthly interest-only payments, accrues interest at 7.0% and secured by seven senior housing facilities in the U.K.	130,439	130,439
	5		$195,522	$196,359

(1)	Represents future contractual principal payments to be received on loans receivable secured by real estate.
(2)	Represents commitments to fund an aggregate of $0.1 million for a development project that is at or near completion as of December 31, 2016.
(3)	Represents commitments to fund an aggregate of £12 million ($15 million) for two development projects as of December 31, 2016.

During the year ended December 31, 2016, the Company recognized $26 million in interest income related to loans secured by real estate.

In December 2015, the Company purchased £28 million ($42 million) of Four Seasons Health Care’s (“Four Seasons”) £40 million senior secured term loan. The loan is secured by, among other things, the real estate assets of Four Seasons, and represents the most senior debt tranche. The loan bears interest at a rate of LIBOR plus 6.0% per annum and matures in December 2017.

Other Secured Loans

HC-One Facility

In November 2014, the Company was the lead investor in the financing for Formation Capital and Safanad’s acquisition of NHP, a company that, at closing, owned 273 nursing and residential care homes representing over 12,500 beds in the U.K. principally operated by HC-One. The Company provided a loan facility (the “HC-One Facility”), secured by substantially all of NHP’s assets, totaling £395 million, with £363 million ($574 million) drawn at closing. The HC-One Facility has a five-year term and was funded by a £355 million draw on the Company’s revolving line of credit facility that is discussed in Note 11. In February 2015, the Company increased the HC-One Facility by £108 million ($164 million) to £502 million ($795 million), in conjunction with HC-One’s acquisition of Meridian Healthcare. In April 2015, the Company converted £174 million of the HC-One Facility into a sale-leaseback transaction for 36 nursing and residential care homes located throughout the U.K. (see Note 4). In September 2015, the Company amended and increased its commitment under the HC-One Facility by £11 million primarily for the funding of capital expenditures and a development project. As part of the amendments, the Company shortened the non-call period by 17 months and provided consent for (i) the pay down of £34 million from disposition proceeds without a prepayment premium and (ii) the spin-off of 36 properties into a separate joint venture. In return, the Company retained security over the spin-off properties for a period of two years. Through the year ended December 31, 2015, the Company received paydowns of £34 million ($52 million). At December 31, 2016, the HC-One Facility had an outstanding balance of $345 million.

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

Due to a decline in Tandem’s operating performance, as of September 30, 2016, the Company assigned an internal rating of “Watch List” to its Tandem Health Care Loan. Although Tandem continues to remain current on its payment obligations, the collection and timing of all future amounts owed is no longer reasonably assured. During the year ended December 31, 2016, 2015 and 2014, the Company recognized interest income of $31 million, $29 million and $27 million, respectively, and received cash payments of $30 million, $29 million and $27 million, respectively, from Tandem. At December 31, 2016, the facility had an outstanding balance of $256 million at an 11.5% blended interest rate and was subordinate to $374 million of senior mortgage debt.

NOTE 8.    Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

			Carrying Amount
			December 31,
Entity(1)	Segment	Ownership %	2016	2015
CCRC JV(2)	SHOP	49	$439,449	$465,179
MBK JV(3)	SHOP	50	38,909	34,131
HCP Ventures III, LLC	Medical office	30	1,533	9,241
HCP Ventures IV, LLC	Medical office	20	7,277	11,884
HCP Life Science(4)	Life science	50-63	67,879	68,582
Vintage Park	SHOP	85	7,486	8,729
MBK Development JV(3)	SHOP	50	2,463	2,224
Suburban Properties, LLC	Medical office	67	4,628	4,621
K&Y(5)	Other	80	1,342	—
Advances to unconsolidated joint ventures, net and other			525	653
			$571,491	$605,244

(1)	These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)	Includes two unconsolidated joint ventures in a RIDEA structure (CCRC PropCo and CCRC OpCo).
(3)	Includes two unconsolidated joint ventures in a RIDEA structure (PropCo and OpCo).
(4)

Includes three unconsolidated joint ventures between the Company and an institutional capital partner for which the Company is the managing member. HCP Life Science includes the following partnerships (and the Company’s ownership percentage): (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%).

(5)	Includes three unconsolidated joint ventures.

MBK JV

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

HCP Ventures III, LLC and HCP Ventures IV, LLC

On December 30, 2015, HCP Ventures III, LLC (“HCP Ventures III”) and HCP Ventures IV, LLC (“HCP Ventures IV”) sold 61 MOBs, three hospitals and a re-development property for total proceeds of $634 million, recognizing gains on sales of real estate of $59 million, of which the Company’s share was $15 million. As part of these sales, the Company received aggregate distributions of $45 million, including repayment of its loan receivable. During the quarter ended December 31, 2016, HCP Ventures III sold the remaining three assets in its portfolio for $31 million, recognizing gains on sales of real estate of $4.9 million, of which the Company’s share was $1.3 million. As part of this sale, the Company received aggregate distributions of $8 million.

NOTE 9.    Intangibles

The following table summarizes the Company’s intangible lease assets (in thousands):

	December 31,
Intangible lease assets	2016	2015
Lease-up intangibles	$719,788	$765,861
Above market tenant lease intangibles	147,409	154,928
Below market ground lease intangibles	44,500	44,051
Gross intangible lease assets	911,697	964,840
Accumulated depreciation and amortization	(431,892)	(378,183)
Net intangible lease assets	$479,805	$586,657

The remaining weighted average amortization period of intangible lease assets was 13 years at both December 31, 2016 and 2015.

The following table summarizes the Company’s intangible lease liabilities (in thousands):

	December 31,
Intangible lease liabilities	2016	2015
Below market lease intangibles	$161,595	$149,762
Above market ground lease intangibles	2,329	6,121
Gross intangible lease liabilities	163,924	155,883
Accumulated depreciation and amortization	(105,779)	(99,736)
Net intangible lease liabilities	$58,145	$56,147

The remaining weighted average amortization period of intangible lease liabilities was 11 and 10 years at December 31, 2016 and 2015, respectively.

For the years ended December 31, 2016, 2015 and 2014, rental income includes additional revenues of $4 million, $4 million and $3 million, respectively, from the amortization of net below market lease intangibles. For the years ended December 31, 2016, 2015 and 2014, operating expenses include additional expense of $1 million each year from the amortization of net below market ground lease intangibles. For the years ended December 31, 2016, 2015 and 2014, depreciation and amortization expense includes additional expense of $85 million, $76 million and $60 million, respectively, from the amortization of lease-up and non-compete agreement intangibles.

The following table summarizes the estimated aggregate amortization of intangible assets and liabilities for each of the five succeeding fiscal years and thereafter (in thousands):

	Intangible	Intangible
	Assets	Liabilities
2017	$86,113	$11,686
2018	69,805	9,018
2019	51,710	6,558
2020	43,763	5,142
2021	37,255	3,636
Thereafter	191,159	22,105
	$479,805	$58,145

NOTE 10.    Other Assets

The following table summarizes the Company’s other assets (in thousands):

	December 31,
	2016	2015
Straight-line rent receivables, net of allowance of $25,059 and $32,918, respectively	$311,776	$366,951
Marketable debt securities, net	68,630	102,958
Leasing costs and inducements, net	156,820	158,708
Goodwill	42,386	47,019
Other	132,012	118,847
Total other assets	$711,624	$794,483

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

Elli remains obligated to repay the aggregate par value at maturity and interest payments due June 15 and December 15 each year. When the remaining semi-annual interest payments are received, the Company expects to reduce the carrying value of the Four Seasons Notes during the related fiscal period. Accordingly, the Company applied the contractual interest payments received in December 2015 (£8 million or $13 million), June 2016 (£8 million or $13 million) and December 2016 (£8 million or $11 million) against the principal balance. This treatment reduced the carrying value of the Four Seasons Notes to £58 million ($85 million) and £42 million ($50 million) at December 31, 2015 and 2016, respectively.

NOTE 11.    Debt

Bank Line of Credit and Term Loans

The Company’s $2.0 billion unsecured revolving line of credit facility (the “Facility”) matures on March 31, 2018 and contains a one-year extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends upon the Company’s credit ratings. The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at December 31, 2016, the margin on the Facility was 1.05%, and the facility fee was 0.20%. The Facility also includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At December 31, 2016, the Company had $900 million, including £372 million ($460 million), outstanding under the Facility with a weighted average effective interest rate of 1.82%.

On July 30, 2012, the Company entered into a credit agreement with a syndicate of banks for a £137 million ($169 million at December 31, 2016) four-year unsecured term loan (the “2012 Term Loan”). In July 2016, the Company exercised a one-year extension option on the 2012 Term Loan. Based on the Company’s credit ratings at December 31, 2016, the 2012 Term Loan accrues interest at a rate of GBP LIBOR plus 1.40%.

On January 12, 2015, the Company entered into a credit agreement with a syndicate of banks for a £220 million ($272 million at December 31, 2016) four-year unsecured term loan (the “2015 Term Loan”) that accrues interest at a rate of GBP LIBOR plus 1.15%, subject to adjustments based on the Company’s credit ratings (the 2012 and 2015 Term Loans are collectively, the “Term Loans”). Concurrently, the Company entered into a three-year interest rate swap contract that fixes the interest rate of the 2015 Term Loan (1.97% at December 31, 2016). Proceeds from the 2015 Term Loan were used to repay £220 million that partially funded the November 2014 HC-One Facility (see Note 7). The 2015 Term Loan contains a one-year committed extension option.

The Facility and Term Loans contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60% and (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times. The Facility and Term Loans also require a Minimum Consolidated Tangible Net Worth of $6.5 billion at December 31, 2016, which requirement was reduced, via an amendment to the Facility, effective upon the completion of the Spin-Off of QCP on October 31, 2016. At December 31, 2016, the Company was in compliance with each of these restrictions and requirements of the Facility and Term Loans.

Senior Unsecured Notes

At December 31, 2016, the Company had senior unsecured notes outstanding with an aggregate principal balance of $7.2 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at December 31, 2016.

The following table summarizes the Company’s senior unsecured notes issuances for the periods presented (dollars in thousands):

	Issuance
Period	Amount	Coupon Rate	Maturity Date	Net Proceeds
Year ended December 31, 2015:
January 21, 2015	$600,000	3.400%	2025	$591,000
May 20, 2015	$750,000	4.000%	2025	$739,000
December 1, 2015	$600,000	4.000%	2022	$594,000

The following table summarizes the Company’s senior unsecured notes payoffs for the periods presented (dollars in thousands):

Period	Amount	Coupon Rate
Year ended December 31, 2016:
February 1, 2016	$500,000	3.750%
September 15, 2016	$400,000	6.300%
November 30, 2016	$500,000	6.000%
November 30, 2016	$600,000	6.700%
Year ended December 31, 2015:
March 1, 2015	$200,000	6.000%
June 8, 2015	$200,000	7.072%

Mortgage Debt

At December 31, 2016, the Company had $619 million in aggregate principal of mortgage debt outstanding, which is secured by 36 healthcare facilities (including redevelopment properties) with a carrying value of $899 million.

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

Debt Maturities

The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at December 31, 2016 (dollars in thousands):

			Senior Unsecured Notes(3)		Mortgage Debt(4)
	Line of			Interest		Interest
Year	Credit(1)	Term Loans(2)	Amount	Rate	Amount	Rate	Total(5)
2017	$—	$169,305	$250,000	5.72%	$479,795	3.14%	$899,100
2018	899,718	—	—	—%	3,641	—%	903,359
2019	—	271,876	450,000	3.95%	3,839	—%	725,715
2020	—	—	800,000	2.81%	3,907	5.11%	803,907
2021	—	—	1,200,000	5.54%	11,277	5.38%	1,211,277
Thereafter	—	—	4,500,000	4.27%	116,481	4.13%	4,616,481
	899,718	441,181	7,200,000	4.34%	618,940	3.40%	9,159,839
Discounts and debt costs, net	—	(1,119)	(66,462)		4,852		(62,729)
	$899,718	$440,062	$7,133,538		$623,792		$9,097,110

(1)	Includes £372 million translated into USD.
(2)	Represents £357 million translated into USD.
(3)	Interest rates on the notes ranged from 2.79% to 6.88% with a weighted average effective rate of 4.34% and a weighted average maturity of six years.
(4)	Interest rates on the mortgage debt ranged from 3.02% to 7.50% with a weighted average effective interest rate of 3.40% and a weighted average maturity of six years.
(5)	Excludes $92 million of other debt that represents Life Care Bonds and Demand Notes that have no scheduled maturities.

Other Debt

At December 31, 2016, the Company had $64 million of non-interest bearing life care bonds at two of its continuing care retirement communities and non-interest bearing occupancy fee deposits at three of its senior housing facilities, all of which are payable to certain residents of the facilities (collectively, “Life Care Bonds”). The Life Care Bonds are generally refundable to the residents upon the termination of the contract or upon the successful resale of the unit.

At December 31, 2016, the Company had $28 million of on-demand notes (“Demand Notes”) from the CCRC JV. The Demand Notes bear interest at a rate of 4.5%.

Subsequent Events

In January 2017, the Company repaid $440 million on the Facility primarily using proceeds from the RIDEA II joint venture disposition.

NOTE 12.    Commitments and Contingencies

Legal Proceedings

From time to time, the Company is a party to legal proceedings, lawsuits and other claims. Except as described below, the Company is not aware of any other legal proceedings or claims that it believes may have, individually or taken together, a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company’s policy is to expense legal costs as they are incurred.

On May 9, 2016, a purported stockholder of the Company filed a putative class action complaint, Boynton Beach Firefighters’ Pension Fund v. HCP, Inc., et al., Case No. 3:16-cv-01106-JJH, in the U.S. District Court for the Northern District of Ohio against the Company and certain of its officers, and HCRMC and certain of its officers, asserting violations of the federal securities laws. The suit asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and alleges that the Company made certain false or misleading statements relating to the value of and risks concerning its investment in HCRMC by allegedly failing to disclose that HCRMC had engaged in billing fraud, as alleged by the U.S. Department of Justice in a pending suit against HCRMC arising from the False Claims Act. The plaintiff in the suit demands compensatory damages (in an unspecified amount), costs and expenses (including attorneys’ fees and expert fees), and equitable, injunctive, or other relief as the Court deems just and proper. As the Boynton Beach action is in its early stages and a lead plaintiff has not yet been named, the defendants have not yet responded to the complaint. The Company believes the suit to be without merit and intends to vigorously defend against it.

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

The Company is unable to estimate the ultimate individual or aggregate amount of monetary liability or financial impact with respect to matters discussed above as of December 31, 2016.

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

Commitments

The following table summarizes the Company’s material commitments, excluding debt servicing obligations (see Note 11), at December 31, 2016 (in thousands):

					More than
	Total(1)	2017	2018-2019	2020-2021	Five Years
U.K. loan commitments(2)	43,107	39,946	3,161	—	—
Construction loan commitments(3)	124	124	—	—	—
Development commitments(4)	117,019	114,229	2,790	—	—
Ground and other operating leases	412,055	7,294	14,751	13,706	376,304
Total	$572,305	$161,593	$20,702	$13,706	$376,304

(1)

Excludes the $100 million Unsecured Revolving Credit Facility commitment to QCP, which is available to be drawn on by QCP through the fourth quarter of 2017 and matures in the fourth quarter of 2018. The Unsecured Revolving Credit Facility will automatically and permanently decrease each calendar month by an amount equal to 50% of QCP’s and its restricted subsidiaries’ retained cash flow for the prior calendar month. All borrowings under the Unsecured Revolving Credit Facility will be subject to the satisfaction of certain conditions (see Note 1).

(2)	Represents £35 million translated into USD for commitments to fund the Company’s U.K. loan facilities.

(3)	Represents commitments to finance development projects and related working capital financings.
(4)	Represents construction and other commitments for developments in progress.

Credit Enhancement Guarantee

Certain of the Company’s senior housing facilities serve as collateral for $91 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, had a carrying value of $629 million as of December 31, 2016.

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

Tenant Purchase Options

Certain leases, including DFLs contain purchase options whereby the tenant may elect to acquire the underlying real estate. Annualized base rent from leases subject to purchase options, summarized by the year the purchase options are exercisable, are as follows (dollars in thousands):

	Annualized	Number of
Year	Base Rent(1)	Properties
2017	$16,202	9
2018	20,028	4
2019	14,411	2
2020	13,869	4
Thereafter	56,405	32
	$120,915	51

(1)

Represents the most recent month’s base rent including additional rent floors and cash income from DFLs annualized for 12 months. Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight- line rents, amortization of market lease intangibles, DFL non-cash and deferred revenues).

Rental Expense

The Company’s rental expense attributable to continuing operations for the years ended December 31, 2016, 2015 and 2014 was $10 million, $10 million and $8 million, respectively. These rental expense amounts include ground rent and other leases. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. These leases have terms that are up to 99 years, excluding extension options. Future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2016 were as follows (in thousands):

Year	Amount
2017	$7,294
2018	7,303
2019	7,448
2020	7,018
2021	6,688
Thereafter	376,304
$412,055

NOTE 13.     Equity

Common Stock

On February 2, 2017, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.37 per share. The common stock cash dividend will be paid on March 2, 2017 to stockholders of record as of the close of business on February 15, 2017.

During the years ended December 31, 2016, 2015 and 2014, the Company declared and paid common stock cash dividends of $2.095,  $2.26 and $2.18 per share, respectively.

In June 2015, the Company established an at-the-market equity offering program (“ATM Program”). Under this program, the Company may sell shares of its common stock from time to time having an aggregate gross sales price of up to $750 million through a consortium of banks acting as sales agents or directly to the banks acting as principals. During the year ended December 31, 2015, the Company issued 1.8 million shares of common stock at a weighted average price of $40.14 for proceeds of $73 million, net of fees and commissions of $1 million. There was no activity during the year ended December 31, 2016.

The following table summarizes the Company’s other common stock activities (shares in thousands):

	Year Ended
	December 31,
	2016	2015	2014
Dividend Reinvestment and Stock Purchase Plan	2,021	2,762	2,299
Conversion of DownREIT units	145	104	27
Exercise of stock options	133	823	169
Vesting of restricted stock units	529	409	614
Repurchase of common stock	237	198	323

Accumulated Other Comprehensive Loss

The following table summarizes the Company’s accumulated other comprehensive loss (in thousands):

	December 31,
	2016	2015
Cumulative foreign currency translation adjustment	$(22,817)	$(19,485)
Unrealized losses on cash flow hedges, net	(3,642)	(7,582)
Supplemental Executive Retirement Plan minimum liability	(3,129)	(3,411)
Unrealized (losses) gains on available for sale securities	(54)	8
Total accumulated other comprehensive loss	$(29,642)	$(30,470)

Noncontrolling Interests

On October 7, 2015, the Company issued a 49% noncontrolling interest in HCP Ventures V to an institutional capital investor for $110 million. HCP Ventures V owns a portfolio of 11 on-campus MOBs located in Texas and acquired through a sale-leaseback transaction with Memorial Hermann in June 2015.

At December 31, 2016, there were 4 million non-managing member units (7 million shares of HCP common stock are issuable upon conversion) outstanding in five DownREIT LLCs, all of which the Company is the managing member of. At December 31, 2016, the carrying and market values of the four million DownREIT units were $179 million and $199 million, respectively.

See Note 20 for the supplemental schedule of non-cash financing activities.

NOTE 14.    Segment Disclosures

The Company evaluates its business and allocates resources based on its reportable business segments: (i) SH NNN, (ii) SHOP, (iii) life science and (iv) medical office. Under the medical office segment, the Company invests through the acquisition and development of medical office buildings (“MOBs”), which generally require a greater level of property management. Otherwise, the Company primarily invests, through the acquisition and development of real estate, in single tenant and operator properties. The Company has non-reportable segments that are comprised primarily of the Company’s debt investments, hospital properties and U.K. care homes. The accounting policies of the segments are the same as those described under Summary of Significant Accounting Policies (see Note 2). During the year ended December 31, 2016, 17 SH NNN facilities were transitioned to a RIDEA structure (reported in the Company’s SHOP segment). There were no intersegment sales or transfers during the years ended December 31, 2015 and 2014. The Company evaluates performance based upon: (i) property net operating income from continuing operations (“NOI”) and (ii) adjusted NOI (cash NOI) of the combined consolidated and unconsolidated investments in each segment.

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

The following tables summarize information for the reportable segments (in thousands):

For the year ended December 31, 2016:

			Life	Medical	Other	Corporate
Segments	SH NNN	SHOP	Science	Office	Non-reportable	Non-segment	Total
Rental revenues(1)	$423,118	$686,822	$358,537	$446,280	$125,729	$—	$2,040,486
HCP share of unconsolidated JV revenues	—	204,591	7,599	1,996	1,618	—	215,804
Less:
Operating expenses	(6,710)	(480,870)	(72,478)	(173,687)	(4,654)	—	(738,399)
HCP share of unconsolidated JV operating expenses	—	(166,791)	(1,601)	(595)	(48)	—	(169,035)
NOI	416,408	243,752	292,057	273,994	122,645	—	1,348,856
Non-cash adjustments to NOI(2)	(7,566)	20,076	(3,003)	(3,557)	(3,019)	—	2,931
Adjusted NOI	408,842	263,828	289,054	270,437	119,626	—	1,351,787
Addback non-cash adjustments	7,566	(20,076)	3,003	3,557	3,019	—	(2,931)
Interest income	—	—	—	—	88,808	—	88,808
Interest expense	(9,499)	(29,745)	(2,357)	(5,895)	(9,153)	(407,754)	(464,403)
Depreciation and amortization	(136,146)	(108,806)	(130,829)	(161,790)	(30,537)	—	(568,108)
General and administrative	—	—	—	—	—	(103,611)	(103,611)
Acquisition and pursuit costs	—	—	—	—	—	(9,821)	(9,821)
Gain on sales of real estate, net	48,744	675	49,042	8,333	57,904	—	164,698
Loss on debt extinguishments	—	—	—	—	—	(46,020)	(46,020)
Other income, net	—	—	—	—	—	3,654	3,654
Income tax expense	—	—	—	—	—	(4,473)	(4,473)
Less: HCP share of unconsolidated JV NOI	—	(37,800)	(5,998)	(1,401)	(1,570)	—	(46,769)
Equity income from unconsolidated joint ventures	—	4,226	2,927	3,350	857	—	11,360
Total discontinued operations	—	—	—	—	—	265,755	265,755
Net income (loss)	$319,507	$72,302	$204,842	$116,591	$228,954	$(302,270)	$639,926

For the year ended December 31, 2015:

			Life	Medical	Other	Corporate
Segments	SH NNN	SHOP	Science	Office	Non-reportable	Non-segment	Total
Rental revenues(1)	$428,269	$518,264	$342,984	$415,351	$123,437	$—	$1,828,305
HCP share of unconsolidated JV revenues	—	181,410	7,106	1,870	1,600	—	191,986
Less:							—
Operating expenses	(3,427)	(371,016)	(70,217)	(162,054)	(3,965)	—	(610,679)
HCP share of unconsolidated JV operating expenses	—	(151,962)	(1,612)	(612)	(73)	—	(154,259)
NOI	424,842	176,696	278,261	254,555	120,999	—	1,255,353
Non-cash adjustments to NOI(2)	(9,716)	34,045	(10,392)	(4,933)	(2,356)	—	6,648
Adjusted NOI	415,126	210,741	267,869	249,622	118,643	—	1,262,001
Addback non-cash adjustments	9,716	(34,045)	10,392	4,933	2,356	—	(6,648)
Interest income	—	—	—	—	112,184	—	112,184
Interest expense	(16,899)	(31,869)	(2,878)	(9,603)	(9,745)	(408,602)	(479,596)
Depreciation and amortization	(125,538)	(80,981)	(126,241)	(143,682)	(28,463)	—	(504,905)
General and administrative	—	—	—	—	—	(95,965)	(95,965)
Acquisition and pursuit costs	—	—	—	—	—	(27,309)	(27,309)
Impairments, net	—	—	—	—	(108,349)	—	(108,349)
Gain on sales of real estate, net	6,325	—	—	52	—	—	6,377
Other income, net	—	—	—	—	—	16,208	16,208
Income tax benefit	—	—	—	—	—	9,807	9,807
Less: HCP share of unconsolidated JV NOI	—	(29,448)	(5,494)	(1,258)	(1,527)	—	(37,727)
Equity (loss) income from unconsolidated joint ventures	—	(9,032)	2,718	12,904	—	—	6,590
Total discontinued operations	—	—	—	—	—	(699,086)	(699,086)
Net income (loss)	$288,730	$25,366	$146,366	$112,968	$85,099	$(1,204,947)	$(546,418)

For the year ended December 31, 2014:

			Life	Medical	Other	Corporate
Segments	SH NNN	SHOP	Science	Office	Non-reportable	Non-segment	Total
Rental revenues(1)	$538,113	$243,612	$314,114	$368,055	$99,316	$—	$1,563,210
HCP share of unconsolidated JV revenues	—	57,740	6,888	1,825	—	—	66,453
Less:
Operating expenses	(3,629)	(163,650)	(63,080)	(147,144)	(3,791)	—	(381,294)
HCP share of unconsolidated JV operating expenses	—	(49,571)	(1,749)	(571)	—	—	(51,891)
NOI	534,484	88,131	256,173	222,165	95,525	—	1,196,478
Non-cash adjustments to NOI(2)	(66,474)	10,160	(10,375)	(1,291)	(805)	—	(68,785)
Adjusted NOI	468,010	98,291	245,798	220,874	94,720	—	1,127,693
Addback non-cash adjustments	66,474	(10,160)	10,375	1,291	805	—	68,785
Interest income	—	—	—	—	73,623	—	73,623
Interest expense	(32,866)	(31,648)	(3,141)	(9,396)	(4,441)	(358,250)	(439,742)
Depreciation and amortization	(158,881)	(42,153)	(111,552)	(124,141)	(18,284)	(5)	(455,016)
General and administrative	—	—	—	—	—	(81,765)	(81,765)
Acquisition and pursuit costs	—	—	—	—	—	(17,142)	(17,142)
Gain on sales of real estate, net	3,288	—	—	—	—	—	3,288
Other income, net	—	—	—	—	—	9,252	9,252
Income tax benefit	—	—	—	—	—	506	506
Less: HCP share of unconsolidated JV NOI	—	(8,169)	(5,139)	(1,254)	—	—	(14,562)
Equity (loss) income from unconsolidated joint ventures	—	(4,110)	2,834	(2,329)	—	—	(3,605)
Total discontinued operations	—	—	—	—	—	665,276	665,276
Net income	$346,025	$2,051	$139,175	$85,045	$146,423	$217,872	$936,591

(1)	Represents rental and related revenues, tenant recoveries, resident fees and services, and income from DFLs.
(2)	Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles and lease termination fees.

The following table summarizes the Company’s revenues by segment (in thousands):

	Year Ended
	December 31,
Segments	2016	2015	2014
SH NNN	$423,118	$428,269	$538,113
SHOP	686,822	518,264	243,612
Life science	358,537	342,984	314,114
Medical office	446,280	415,351	368,055
Other non-reportable segments	214,537	235,621	172,939
Total revenues	$2,129,294	$1,940,489	$1,636,833

The following table summarizes the Company’s total assets by segment (in thousands):

	December 31,
Segments	2016	2015
SH NNN	$3,871,720	$5,092,443
SHOP	3,623,931	3,195,384
Life science	4,029,500	3,682,308
Medical office	3,737,939	3,436,884
Gross reportable segment assets	15,263,090	15,407,019
Accumulated depreciation and amortization	(2,900,060)	(2,704,425)
Net reportable segment assets	12,363,030	12,702,594
Other non-reportable segment assets	1,685,563	1,787,579
Assets held for sale and discontinued operations, net	927,866	5,654,326
Other non-segment assets	782,806	1,305,350
Total assets	$15,759,265	$21,449,849

As a result of a change in reportable segments, the Company allocated goodwill to the new reporting units using a relative fair value approach. The Company completed a goodwill impairment assessment for all reporting units immediately prior to the reallocation and determined that no impairment existed at September 30, 2016. Additionally, the Company completed the required annual impairment test during the fourth quarter of 2016 and no impairment was recognized. At December 31, 2016, goodwill of $42 million was allocated to segment assets as follows: (i) SH NNN—$16 million, (ii) SHOP—$9 million, (iii) medical office—$11 million and (iv) other—$6 million. At December 31, 2015, goodwill of $47 million was allocated to segment assets as follows: (i) SH NNN—$21 million, (ii) SHOP—$9 million, (iii) medical office—$11 million and (iv) other—$6 million.

NOTE 15.    Future Minimum Rents

The following table summarizes future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under non-cancelable operating leases as of December 31, 2016 (in thousands):

Year	Amount
2017	$1,068,698
2018	995,723
2019	899,038
2020	825,614
2021	750,635
Thereafter	3,546,462
$8,086,170

NOTE 16.    Compensation Plans

Stock Based Compensation

On May 11, 2006, the Company’s stockholders approved the 2006 Performance Incentive Plan, which was amended and restated in 2009 (“the 2006 Plan”). On May 1, 2014, the Company’s stockholders approved the 2014 Performance Incentive Plan (“the 2014 Plan”) (collectively, “the Plans”). Following the adoption of the 2014 Plan, no new awards will be issued under the 2006 Plan. The Plans provide for the granting of stock-based compensation, including stock options, restricted stock and restricted stock units to officers, employees and directors in connection with their employment with or services provided to the Company. The maximum number of shares reserved for awards under the 2014 Plan is 33 million shares, and as of December 31, 2016, 31 million of the reserved shares under the 2014 Plan are available for future awards of which 21 million shares may be issued as restricted stock and restricted stock units.

Total share-based compensation expense recognized during the years ended December 31, 2016, 2015 and 2014 was $23 million, $26 million and $22 million, respectively. The year ended December 31, 2016 includes a $7 million charge recognized in general and administrative expenses primarily resulting from the termination of the Company’s former chief executive officer (“CEO”) that was comprised of the accelerated vesting of restricted stock units in accordance with the terms of the former CEO’s employment agreement. As of December 31, 2016 and 2015, there was $14 million and $19 million, respectively, of deferred compensation cost associated with future employee services, related to unvested share-based compensation arrangements granted under the Company’s incentive plans, which is expected to be recognized over a weighted average period of three years.

Conversion of Equity Awards at the Spin-Off Date

The Plans were established with anti-dilution provisions, such that in the event of an equity restructuring of the Company (including spin-off transactions), equity awards would preserve their value post-transaction. In order to achieve an equitable modification of the existing awards following the Spin-Off, the Company converted pre-spin awards to their post-spin value, resulting in grants to remaining employees denominated solely in the Company’s common stock. The modification assumed a conversion ratio on all awards calculated as the final pre-spin closing price of the Company’s common stock divided by the five trading day average post-spin closing price (“Five Day Average Price”) of the Company’s common stock. The conversion impacted 133 participants, resulted in additional awards being granted and incremental fair value of unvested awards due to the difference between the Five Day Average Price and the pre-spin closing price on the Spin-Off date. The vesting periods were unchanged for unvested grants at the Spin-Off date. The incremental fair value of unvested awards was immaterial.

Stock Options

Stock options are granted with an exercise price per share equal to the closing market price of the Company’s common stock on the grant date. Stock options generally vest ratably over a three- to five-year period and have a 10-year contractual term. Vesting of certain stock options may accelerate, as provided in the Plans or in the applicable award agreement, upon retirement, a change in control or other specified events. Upon exercise, a participant is required to pay the exercise price of the stock options being exercised and the related tax withholding obligation.

There have been no grants of stock options since 2014. Stock options outstanding and exercisable were 1.3 million and 1.2 million at December 31, 2016, respectively, and 1.7 million and 1.4 million at December 31, 2015, respectively. Proceeds received from stock options exercised under the Plans for the years ended December 31, 2016, 2015 and 2014 were $4 million, $28 million and $5 million, respectively. Compensation expense related to stock options was immaterial for all periods presented.

Restricted Stock Awards

Under the Plans, restricted stock awards, including restricted stock units and performance stock units are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant.  Restrictions on certain awards generally lapse, as provided in the Plans or in the applicable award agreement, upon retirement, a change in control or other specified events. The fair market value of restricted stock awards, both time vesting and those subject to specific performance criteria, are expensed over the period of vesting. Restricted stock units, which vest based solely upon passage of time generally vest over a period of one to four years. The fair value of restricted stock units is determined based on the closing market price of the Company's shares on the grant date. Performance stock units, which are restricted stock awards that vest dependent upon attainment of various levels of performance that equal or exceed targeted levels, generally vest in their entirety at the end of a three year performance period. The number of shares that ultimately vest can vary from 0% to 200% of target depending on the level of achievement of the performance criteria. The fair value of performance stock units is determined based on the Monte Carlo valuation model. The compensation expense recognized for all restricted stock awards is net of forfeitures.

Upon vesting of restricted stock awards, the participant is required to pay the related tax withholding obligation. Participants can generally elect to have the Company reduce the number of common stock shares delivered to pay the employee tax withholding obligation. The value of the shares withheld is dependent on the closing market price of the Company’s common stock on the trading date prior to the relevant transaction occurring. During the years ended December 31, 2016, 2015 and 2014, the Company withheld 237,000, 200,000 and 323,000 shares, respectively, to offset tax withholding obligations with respect to the vesting of the restricted stock and performance restricted stock unit awards.

Holders of restricted stock awards, including restricted stock units and performance stock units, are generally entitled to receive dividends equal to the amount that would be paid on an equivalent number of shares of common stock.

The following table summarizes restricted stock award activity, including performance stock units, for the year ended December 31, 2016 (units and shares in thousands):

		Weighted		Weighted
	Restricted	Average		Average
	Stock	Grant Date	Restricted	Grant Date
	Units	Fair Value	Shares	Fair Value
Unvested at January 1, 2016	867	$43.34	36	$41.77
Granted	790	34.86	—	—
Vested	(528)	42.07	(36)	41.77
Forfeited	(167)	41.48	—	—
Unvested at December 31, 2016	962	37.39	—	—

At December 31, 2016, the weighted average remaining vesting period of restricted stock and performance based units was one year. The total fair value (at vesting) of restricted stock and performance based units which vested for the years ended December 31, 2016, 2015 and 2014 was $24 million, $21 million and $24 million, respectively.

NOTE 17.    Impairments

In June 2015 and September 2015, the Company determined that its Four Seasons Notes (see Note 10) were other-than-temporarily impaired resulting from a continued decrease in the fair value of its investment. Although the Company does not intend to sell and does not believe it will be required to sell the Four Seasons Notes before their maturity, the Company determined that a credit loss existed resulting from several factors including: (i) deterioration in Four Seasons’ operating performance since the fourth quarter of 2014 and (ii) credit downgrades to Four Seasons received during the first half of 2015. Accordingly, the Company recorded impairment charges during the three months ended June 30, 2015 and September 30, 2015 of $42 million and $70 million, respectively, reducing the carrying value of the Four Seasons Notes at September 30, 2015 to $100 million (£66 million).

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

Through October 2015, the Company held a secured term loan made to Delphis Operations, L.P. (“Delphis”). In October 2015, the Company received $23 million in cash proceeds from the sale of Delphis’ collateral and recognized an impairment recovery of $6 million for the amount received in excess of the loan’s carrying value.

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

The TRS entities subject to tax reported losses before income taxes from continuing operations of $9 million, $22 million and $2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The REIT’s losses from continuing operations before income taxes from the U.K. were $4 million, $15 million and $4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The total income tax expense (benefit) from continuing operations consists of the following components (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current
Federal	$8,525	$4,948	$1,833
State	8,307	1,988	2,018
Foreign	1,332	828	223
Total current	$18,164	$7,764	$4,074

Deferred
Federal	$(10,241)	$(11,317)	$(3,278)
State	(1,401)	(1,382)	(347)
Foreign	(2,049)	(4,872)	(955)
Total deferred	$(13,691)	$(17,571)	$(4,580)

Total income tax expense (benefit)	$4,473	$(9,807)	$(506)

The Company’s income tax expense from discontinued operations was $48 million, $1 million and $1 million for the years ended December 31, 2016, 2015 and 2014, respectively (see Note 5).

The following table reconciles the income tax expense (benefit) from continuing operations at statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2016	2015	2014
Tax benefit at U.S. federal statutory income tax rate on income or loss subject to tax	$(4,581)	$(12,630)	$(2,131)
State income tax expense, net of federal tax	6,081	(606)	134
Gross receipts and margin taxes	1,847	1,383	1,573
Foreign rate differential	647	2,269	554
Effect of permanent differences	(280)	(298)	(196)
Return to provision adjustments	287	(368)	(528)
Increase in valuation allowance	472	443	88
Total income tax expense (benefit)	$4,473	$(9,807)	$(506)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of the Company’s deferred tax assets and liabilities from continuing operations (in thousands):

	December 31,
	2016	2015	2014
Property, primarily differences in depreciation and amortization, the basis of land, and the treatment of interest and certain costs	$28,940	$19,862	$3,418
Net operating loss carryforward	8,784	3,703	484
Expense accruals and other	(847)	(753)	462
Valuation allowance	(606)	(531)	(88)
Net deferred tax assets	$36,271	$22,281	$4,276

Deferred tax assets and liabilities are included in other assets, net and accounts payable and accrued liabilities.

At December 31, 2016 the Company had a net operating loss (“NOL”) carryforward of $24 million related to the TRS entities. These amounts can be used to offset future taxable income, if any. The NOL carryforwards begin to expire in 2033 with respect to the TRS entities.

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

The Company files numerous U.S. federal, state and local income and franchise tax returns. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local tax examinations by taxing authorities for years prior to 2013.

For the year ended December 31, 2016, the tax basis of the Company’s net assets was less than the reported amounts by $2.0 billion. The difference between the reported amounts and the tax basis was primarily related to the Slough Estates USA, Inc. (“SEUSA”) acquisition, which occurred in 2007. For each of the years ended December 31, 2015 and 2014, the tax basis of the Company’s net assets was less than the reported amounts by $6.5 billion. The difference between the reported amounts and the tax basis was primarily related to the SEUSA and HCRMC acquisitions which occurred in 2007 and 2011, respectively. Both SEUSA and HCRMC were corporations subject to federal and state income taxes. As a result of these acquisitions, the Company succeeded to the tax attributes of SEUSA and HCRMC, including the tax basis in the acquired company’s assets and liabilities.

The Company is no longer subject to federal corporate-level tax on the taxable disposition of SEUSA pre-acquisition assets. However, the Company may be subject to corporate-level tax in some states on any taxable disposition that occurs within ten years after the August 1, 2007 acquisition, only to the extent of the built-in gain that existed on the date of the acquisition, based on the fair market value of the assets.

In connection with the HCRMC acquisition, the Company assumed unrecognized tax benefits of $2 million. For the year ended December 31, 2014, the Company had a decrease in unrecognized tax benefits of $1 million. There were no unrecognized tax benefits balances at December 31, 2016 and 2015.

During the year ended December 31, 2014, the Company reversed the entire balance of the interest expense associated with the unrecognized tax benefits assumed in connection with the acquisition of HCRMC. The amount reversed was insignificant and it was due to the lapse in the statute of limitations.

NOTE 19.    Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator
Income from continuing operations	$374,171	$152,668	$271,315
Noncontrolling interests’ share in continuing operations	(12,179)	(12,817)	(13,181)
Income from continuing operations applicable to HCP, Inc.	361,992	139,851	258,134
Participating securities’ share in continuing operations	(1,198)	(1,317)	(2,437)
Income from continuing operations applicable to common shares	360,794	138,534	255,697
Discontinued operations	265,755	(699,086)	665,276
Noncontrolling interests’ share in discontinued operations	—	—	(1,177)
Net income (loss) applicable to common shares	$626,549	$(560,552)	$919,796
Denominator
Basic weighted average common shares	467,195	462,795	458,425
Dilutive potential common shares	208	—	371
Diluted weighted average common shares	467,403	462,795	458,796
Basic earnings per common share
Income from continuing operations	$0.77	$0.30	$0.56
Discontinued operations	0.57	(1.51)	1.45
Net income (loss) applicable to common shares	$1.34	$(1.21)	$2.01
Diluted earnings per common share
Income from continuing operations	$0.77	$0.30	$0.56
Discontinued operations	0.57	(1.51)	1.44
Net income (loss) applicable to common shares	$1.34	$(1.21)	$2.00

Restricted stock and certain performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying share-based award does not vest, and require the use of the two-class method when computing basic and diluted earnings per share.

Options to purchase 1.1 million and  1.4 million shares of common stock that had exercise prices in excess of the average market price of the common stock during the years ended December 31, 2016 and 2014, respectively, were not included because they are anti-dilutive. Additionally, 7 million shares, issuable upon conversion of 4 million DownREIT units during the year ended December 31, 2016 were not included because they are anti-dilutive. For the year ended December 31, 2015, the Company generated a net loss. The weighted-average basic shares outstanding was used in calculating diluted loss per share from continuing operations, as using diluted shares would be anti-dilutive to loss per share.

NOTE 20.    Supplemental Cash Flow Information

The following table summarizes supplemental cash flow information (in thousands):

	Year Ended December 31,
	2016	2015	2014
Supplemental cash flow information:
Interest paid, net of capitalized interest	$489,453	$451,615	$410,286
Income taxes paid	13,727	6,959	5,071
Capitalized interest	11,108	8,798	10,314
Supplemental disclosure of non-cash investing and financing activities:
Accrued construction costs	49,999	52,511	37,178
Non-cash impact of QCP Spin-Off, net	3,539,584	—	—
Securities transferred for debt defeasance	73,278	—	—
Settlement of loans receivable as consideration for real estate acquisition	—	299,297	—
Loan originated in connection with Brookdale Transaction	—	—	67,640
Real estate contributed to CCRC JV	—	—	91,603
Fair value of real estate acquired in exchange for sale of real estate	—	—	32,000
Tenant funded tenant improvements owned by HCP	27,014	28,850	21,863
Vesting of restricted stock units	529	409	614
Conversion of non-managing member units into common stock	6,093	2,979	473
Noncontrolling interest and other liabilities, net assumed in connection with the RIDEA III acquisition	—	61,219	—
Noncontrolling interest issued in connection with Brookdale Transaction	—	—	46,751
Noncontrolling interests issued in connection with real estate and other acquisitions	—	10,971	6,321
Noncontrolling interest assumed in connection with real estate disposition	—	—	1,671
Mortgages and other liabilities assumed with real estate acquisitions	82,985	23,218	37,149
Foreign currency translation adjustment	(3,332)	(8,738)	(9,967)
Unrealized gains on available-for-sale securities and derivatives designated as cash flow hedges, net	3,171	1,889	2,271

See discussions related to the Brookdale Transaction in Note 3 and the Spin-Off in Note 5.

NOTE 21.    Variable Interest Entities

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

Unconsolidated Variable Interest Entities

At December 31, 2016, the Company had investments in: (i) three unconsolidated VIE joint ventures; (ii) 48 properties leased to VIE tenants; (iii) marketable debt securities of two VIEs and (iv) two loans to VIE borrowers. The Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated JVs (CCRC OpCo, Vintage Park Development JV and the LLC investment discussed below), it has no formal involvement in these VIEs beyond its investments.

The Company holds a 49% ownership interest in CCRC OpCo, a joint venture entity formed in August 2014 that operates senior housing properties in a RIDEA structure and has been identified as a VIE (see Notes 3 and 8). The equity members of CCRC OpCo “lack power” because they share certain operating rights with Brookdale, as manager of the CCRCs. The assets of CCRC OpCo primarily consist of the CCRCs that it owns and leases, resident fees receivable, notes receivable, and cash and cash equivalents; its obligations primarily consist of operating lease obligations to CCRC PropCo, debt service payments and capital expenditures for the properties, and accounts payable and expense accruals associated with the cost of its CCRCs’ operations. Assets generated by the CCRC operations (primarily rents from CCRC residents) of CCRC OpCo may only be used to settle its contractual obligations (primarily from debt service payments, capital expenditures, and rental costs and operating expenses incurred to manage such facilities).

The Company holds an 85% ownership interest in Vintage Park Development JV (see Note 8), which has been identified as a VIE as power is shared with a member that does not have a substantive equity investment at risk. The assets of Vintage Park Development JV primarily consist of an in-progress independent living facility development project that it owns and cash and cash equivalents; its obligations primarily consist of accounts payable and expense accruals associated with the cost of its development obligations. Any assets generated by Vintage Park Development JV may only be used to settle its contractual obligations (primarily development expenses and debt service payments).

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

The Company holds Four Seasons Notes (see Note 10) and a portion of Four Seasons’ senior secured term loan (see Note 6). In the second quarter of 2015, upon the occurrence of a reconsideration event, it was determined that the issuer of the Four Seasons Notes is a VIE because this entity is “thinly capitalized” (see Note 17).

The Company provided a £105 million ($131 million) bridge loan to Maria Mallaband Care Group Ltd. (“MMCG”) to fund the acquisition of a portfolio of care homes in the U.K. MMCG created a special purpose entity to acquire the portfolio and funded it entirely using the Company’s bridge loan. As such, the special purpose entity has been identified as a VIE because it is “thinly capitalized.” The Company retains a three-year call option to acquire all the shares of the special purpose entity, which it can only exercise upon the occurrence of certain events.

The Company provided seller financing of $10 million related to its sale of seven SH NNN facilities. The financing was provided in the form of a secured five-year mezzanine loan to a “thinly capitalized” borrower created to acquire the facilities.

The classification of the related assets and liabilities and their maximum loss exposure as a result of the Company’s involvement with these VIEs at December 31, 2016 are presented below (in thousands):

	Maximum Loss		Carrying
VIE Type	Exposure(1)	Asset/Liability Type	Amount
VIE tenants—DFLs(2)	$601,132	Net investment in DFLs	$601,132
VIE tenants—operating leases(2)	7,628	Lease intangibles, net and straight-line rent receivables	7,628
CCRC OpCo	103,315	Investments in unconsolidated JVs	103,315
Vintage Park Development JV	7,486	Investments in unconsolidated JVs	7,486
Four Seasons	85,430	Loans and marketable debt securities	85,430
Loan—senior secured	131,215	Loans receivable, net	131,215
Loan—seller financing	10,000	Loans receivable, net	10,000
CMBS and LLC investment	33,275	Marketable debt and cost method investment	33,275

(1)	The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).
(2)	The Company’s maximum loss exposure may be mitigated by re-leasing the underlying properties to new tenants upon an event of default.

As of December 31, 2016, the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls). See Notes 3, 6, 7, 8 and 10 for additional descriptions of the nature, purpose and operating activities of the Company’s unconsolidated VIEs and interests therein.

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

HCP Ventures V, LLC.  The Company holds a 51% ownership interest in and is the managing member of a JV entity formed in October 2015 that owns and leases MOBs (HCP Ventures V). Upon adoption of ASU 2015-02, the Company classified HCP Ventures V as a VIE due to the non-managing member lacking substantive participation rights in the management of HCP Ventures V or kick-out rights over the managing member. The Company consolidates HCP Ventures V as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of HCP Ventures V primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of capital expenditures for the properties. Assets generated by HCP Ventures V may only be used to settle its contractual obligations (primarily from capital expenditures).

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

Exchange Accommodation Titleholder.  During the year ended December 31, 2016, the Company acquired a MOB (the "acquired property") using a reverse like-kind exchange structure pursuant to Section 1031 of the Internal Revenue Code (a "reverse 1031 exchange"). As of December 31, 2016, the Company had not completed the reverse 1031 exchange and as such, the acquired property remained in the possession of an Exchange Accommodation Titleholder ("EAT"). The EAT is classified as a VIE as it is a “thinly capitalized” entity. The Company consolidates the EAT because it is the primary beneficiary as it has the ability to control the activities that most significantly impact the EAT's economic performance. The property held by the EAT is reflected as real estate with a carrying value of $37 million as of December 31, 2016. The assets of the EAT primarily consist of a leased property (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of capital expenditures for the property. Assets generated by the EAT may only be used to settle its contractual obligations (primarily from capital expenditures).

NOTE 22.    Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2016 in the consolidated balance sheets are immaterial.

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	December 31,
	2016(4)		2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Loans receivable, net(2)	$807,954	$807,505	$768,743	$770,052
Marketable debt securities(2)	68,630	68,630	102,958	102,958
Marketable equity securities(1)	76	76	39	39
Warrants(3)	19	19	55	55
Bank line of credit(2)	899,718	899,718	397,432	397,432
Term loans(2)	440,062	440,062	524,807	524,807
Senior unsecured notes(1)	7,133,538	7,386,149	9,120,107	9,390,668
Mortgage debt(2)	623,792	609,374	932,212	963,786
Other debt(2)	92,385	92,385	94,445	94,445
Interest-rate swap asset(2)	—	—	196	196
Interest-rate swap liabilities(2)	4,857	4,857	6,251	6,251
Currency swap assets(2)	2,920	2,920	1,551	1,551

(1)	Level 1: Fair value calculated based on quoted prices in active markets.
(2)

Level 2: Fair value based on (i) for marketable debt securities, quoted prices for similar or identical instruments in active or inactive markets, respectively, or (ii) or for loans receivable, net, mortgage debt, and swaps, calculated utilizing standardized pricing models in which significant inputs or value drivers are observable in active markets. For bank line of credit, term loans and other debt, the carrying values are a reasonable estimate of fair value because the borrowings are primarily based on market interest rates and the Company’s credit rating.

(3)	Level 3: Fair value determined based on significant unobservable market inputs using standardized derivative pricing models.
(4)	During the years ended December 31, 2016 and 2015, there were no material transfers of financial assets or liabilities within the fair value hierarchy.

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

The following table provides information regarding the Company’s concentrations with respect to Brookdale as a tenant as of and for the periods presented:

	Percentage of Gross Assets				Percentage of Revenues
	Total Company		SH NNN		Total Company			SH NNN
	December 31,		December 31,		Year Ended December 31,			Year Ended December 31,
Tenant	2016	2015	2016	2015	2016	2015	2014	2016	2015	2014
Brookdale(1)	17	13	69	53	12	13	19	59	58	59

(1)

Includes revenues from 64 SH NNN facilities that were classified as held for sale at December 31, 2016. On July 31, 2014, Brookdale completed its acquisition of Emeritus. These percentages of segment gross assets, total gross assets, segment revenues and total revenues, for the year ended December 31, 2014 are prepared on a pro forma basis to reflect the combined concentration for Brookdale and Emeritus, as if the merger had occurred as of January 1, 2014. Excludes senior housing facilities operated by Brookdale in the Company’s SHOP segment, as discussed below.

As of December 31, 2016 and 2015, Brookdale managed or operated, in the Company’s SHOP segment, approximately 18% and 17%, respectively, of the Company’s real estate investments based on gross assets. Because an operator manages the Company’s facilities in exchange for the receipt of a management fee, the Company is not directly exposed to the credit risk of its operators in the same manner or to the same extent as its triple-net tenants. As of December 31, 2016, Brookdale provided comprehensive facility management and accounting services with respect to 108 of the Company’s senior housing facilities and 16 SHOP facilities owned by its unconsolidated joint ventures, for which the Company or joint venture pay annual management fees pursuant to long-term management agreements. Most of the management agreements have terms ranging from 10 to 15 years, with three to four 5-year renewals. The base management fees are 4.5% to 5.0% of gross revenues (as defined) generated by the RIDEA facilities. In addition, there are incentive management fees payable to Brookdale if operating results of the RIDEA properties exceed pre-established EBITDAR (as defined) thresholds.

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

The following table provides information regarding the Company’s concentrations with respect to certain states; the information provided is presented for the gross assets and revenues that are associated with certain real estate assets as percentages of total Company’s gross assets and revenues:

	Percentage of Total		Percentage of
	Company Gross Assets		Total Company Revenues
	December 31,		Year Ended December 31,
State	2016	2015	2016	2015	2014
California	29	30	26	27	30
Texas	14	14	17	16	15

NOTE 24.    Derivative Financial Instruments

The following table summarizes the Company’s outstanding interest-rate and foreign currency swap contracts as of December 31, 2016 (dollars and GBP in thousands):

			Fixed
		Hedge	Rate/Buy		Notional/Sell
Date Entered	Maturity Date	Designation	Amount	Floating/Exchange Rate Index	Amount	Fair Value (1)
Interest rate:
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$44,500	$(3,662)
January 2015(3)	October 2017	Cash Flow	1.79%	1 Month GBP LIBOR+0.975%	£220,000	(1,195)
Foreign currency:
January 2015(4)	October 2017	Cash Flow	$16,000	Buy USD/Sell GBP	£10,500	2,920

(1)	Derivative assets are recorded in other assets, net and derivative liabilities are recorded in accounts payable and accrued liabilities on the consolidated balance sheets.
(2)	Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.
(3)	Hedges fluctuations in interest payments on variable-rate unsecured debt due to fluctuations in the underlying benchmark interest rate.
(4)

Currency swap contract (buy USD/sell GBP) hedges the foreign currency exchange risk related to the Company’s forecasted GBP denominated interest receipts on its HC-One Facility. Represents a currency swap to sell £1.0 million monthly at a rate of 1.5149 through October 2017.

The Company uses derivative instruments to mitigate the effects of interest rate and foreign currency fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. Utilizing derivative instruments allows the Company to manage the risk of fluctuations in interest and foreign currency rates related to the potential impact these changes could have on future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes. Assuming a one percentage point change in the underlying interest rate curve and foreign currency exchange rates, the estimated change in fair value of each of the underlying derivative instruments would not exceed $3 million.

As of December 31, 2016, £268 million of the Company’s GBP-denominated borrowings under the Facility and 2012 term loan are designated as a hedge of a portion of the Company’s net investment in GBP-functional subsidiaries to mitigate its exposure to fluctuations in the GBP to USD exchange rate. For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to USD exchange rate of the instrument is recorded as part of the cumulative translation adjustment component of accumulated other comprehensive income (loss). Accordingly, the remeasurement value of the designated £268 million GBP-denominated borrowings due to fluctuations in the GBP to USD exchange rate are reported in accumulated other comprehensive income (loss) as the hedging relationship is considered to be effective. The cumulative balance of the remeasurement value will be reclassified to earnings when the hedged investment is sold or substantially liquidated.

NOTE 25.    Selected Quarterly Financial Data (Unaudited)

The following table summarizes selected quarterly information for the years ended December 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended 2016
	March 31	June 30	September 30	December 31
Total revenues	$520,457	$538,332	$530,555	$539,950
Total discontinued operations	68,408	107,378	108,215	(18,246)
Income before income taxes and equity income from investments in unconsolidated joint ventures	55,949	196,352	47,453	67,530
Net income	119,745	304,842	154,039	61,300
Net income applicable to HCP, Inc.	116,119	301,717	151,250	58,661
Basic earnings per common share	0.25	0.65	0.32	0.12
Diluted earnings per common share	0.25	0.64	0.32	0.12

	Three Months Ended 2015
	March 31	June 30	September 30	December 31
Total revenues	$451,458	$459,806	$508,900	$520,325
Total discontinued operations	(308,028)	158,479	130,210	(679,765)
Income (loss) before income taxes and equity income from investments in unconsolidated joint ventures	70,806	6,320	(11,263)	70,408
Net (loss) income	(237,503)	167,748	117,954	(594,617)
Net (loss) income applicable to HCP, Inc.	(240,614)	164,885	115,362	(598,868)
Basic earnings per common share	(0.52)	0.36	0.25	(1.29)
Diluted earnings per common share	(0.52)	0.36	0.25	(1.29)

The above selected quarterly financial data includes the following significant transactions:

•	The quarter ended December 31, 2016 includes the following related to the Spin-Off: (i) $46 million of loss on debt extinguishment and (ii) $58 million of transaction costs.
•	The quarter ended June 30, 2016 includes $120 million of gain on sales from real estate dispositions.
•

The quarter ended March 31, 2016 includes $53 million of income tax expense associated with state built-in gain tax payable upon the disposition of specific real estate assets,  of which $49 million relates to the HCRMC real estate portfolio.

•

During the quarter ended December 31, 2015, the Company recorded net impairment charges of: (i) $817 million related to its DFL investments with HCRMC and (ii) $19 million related to its equity investment in HCRMC, both of which are included in discontinued operations.

•

During the quarter ended September 30, 2015, the Company recorded impairment charges of: (i) $70 million related to its Four Seasons Notes and (ii) $27 million related to its equity investment in HCRMC that is included in discontinued operations.

•	During the quarter ended June 30, 2015, the Company recorded an impairment charge of $42 million related to its Four Seasons Notes.
•	During the quarter ended March 31, 2015, the Company recorded a net impairment charge of $478 million related to its DFL investments with HCRMC that is included in discontinued operations.

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

Disclosure Controls and Procedures.    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2016, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2016 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of HCP, Inc.

Irvine, California

We have audited the internal control over financial reporting of HCP, Inc. and subsidiaries (the ‘‘Company’’) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016, of the Company and our report dated February 13, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 13, 2017

ITEM 9B.    Other Information

None.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors and employees, including our Chief Executive Officer and all senior financial officers, including our principal financial officer, principal accounting officer and controller. We have also adopted a Vendor Code of Business Conduct and Ethics applicable to our vendors and business partners. Current copies of our Code of Business Conduct and Ethics and Vendor Code of Business Conduct and Ethics are posted on our website at www.hcpi.com/codeofconduct. In addition, waivers from, and amendments to, our Code of Business Conduct and Ethics that apply to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, will be timely posted in the Investor Relations section of our website at www.hcpi.com.

We hereby incorporate by reference the information appearing under the captions “Proposal No. 1 Election of Directors,” “Our Executive Officers,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement relating to its 2017 Annual Meeting of Stockholders to be held on April 27, 2017.

ITEM 11.   Executive Compensation

We hereby incorporate by reference the information under the caption “Executive Compensation” in the Registrant’s definitive proxy statement relating to its 2017 Annual Meeting of Stockholders to be held on April 27, 2017.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information under the captions “Security Ownership of Principal Stockholders, Directors and Management” and “Equity Compensation Plan Information” in the Registrant’s definitive proxy statement relating to its 2017 Annual Meeting of Stockholders to be held on April 27, 2017.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

We hereby incorporate by reference the information under the caption “Board of Directors and Corporate Governance” in the Registrant’s definitive proxy statement relating to its 2017 Annual Meeting of Stockholders to be held on April 27, 2017.

ITEM 14.    Principal Accounting Fees and Services

We hereby incorporate by reference under the caption “Audit and Non-Audit Fees” in the Registrant’s definitive proxy statement relating to its 2017 Annual Meeting of Stockholders to be held on April 27, 2017.

PART IV

ITEM 15.   Exhibits, Financial Statement Schedules

(a) 1.  Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts

Allowance Accounts(1)		Additions		Deductions
		Amounts
	Balance at	Charged		Uncollectible
Year Ended	Beginning of	Against	Acquired	Accounts	Disposed	Balance at
December 31,	Year	Operations, net	Properties	Written-off	Properties	End of Year
2016	$36,180	$1,177	$—	$(2,843)	$(4,996)	$29,518
2015	50,531	3,174	—	(17,209)	(316)	36,180
2014	48,136	5,600	—	(2,512)	(693)	50,531

(1)

Includes allowance for doubtful accounts, straight-line rent reserves, and allowances for loan and direct financing lease losses and excludes discontinued operations of $818 million and $1 million for the years ended December 31, 2015 and 2014, respectively.

Schedule III: Real Estate and Accumulated Depreciation

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2016				Year	Latest Income
			Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		State	December 31, 2016	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
Senior housing triple-net
1107	Huntsville	AL	$—	$307	$5,813	$307	$307	$5,453	$5,760	$(1,397)	2006	40
0786	Douglas	AZ	—	110	703	110	110	703	813	(345)	2005	35
0518	Tucson	AZ	—	2,350	24,037	2,350	2,350	24,037	26,387	(10,616)	2002	30
1238	Beverly Hills	CA	—	9,872	32,590	9,872	9,872	37,584	47,456	(10,270)	2006	40
0883	Carmichael	CA	—	4,270	13,846	4,270	4,270	13,236	17,506	(3,337)	2006	40
2204	Chino Hills	CA	—	3,720	41,183	3,720	3,720	41,183	44,903	(3,555)	2014	35
0851	Citrus Heights	CA	—	1,180	8,367	1,180	1,180	8,037	9,217	(2,834)	2006	29
2092	Clearlake	CA	—	354	4,799	354	354	5,086	5,440	(699)	2012	45
0790	Concord	CA	25,000	6,010	39,601	6,010	6,010	38,301	44,311	(10,918)	2005	40
0787	Dana Point	CA	—	1,960	15,946	1,960	1,960	15,466	17,426	(4,414)	2005	39
0798	Escondido	CA	14,340	5,090	24,253	5,090	5,090	23,353	28,443	(6,666)	2005	40
2054	Fortuna	CA	—	818	3,295	818	818	3,309	4,127	(1,249)	2012	50
2079	Fortuna	CA	—	1,346	11,856	1,346	1,346	11,954	13,300	(3,231)	2012	45
0791	Fremont	CA	—	2,360	11,672	2,360	2,360	11,192	13,552	(3,195)	2005	40
0788	Granada Hills	CA	—	2,200	18,257	2,200	2,200	17,637	19,837	(5,034)	2005	39
0227	Lodi	CA	—	732	5,453	278	732	5,453	6,185	(2,852)	1997	35
0226	Murietta	CA	—	435	5,729	230	435	5,729	6,164	(2,929)	1997	35
1165	Northridge	CA	—	6,718	26,309	6,752	6,752	28,058	34,810	(7,305)	2006	40
1168	Palm Springs	CA	—	1,005	5,183	1,005	1,005	5,344	6,349	(1,590)	2006	40
0789	Pleasant Hill	CA	6,270	2,480	21,333	2,480	2,480	20,633	23,113	(5,889)	2005	40
2205	Roseville	CA	—	3,844	33,527	3,844	3,844	33,527	37,371	(2,839)	2014	35
1167	Santa Rosa	CA	—	3,582	21,113	3,627	3,627	22,008	25,635	(5,853)	2006	40
0793	South San Francisco	CA	—	3,000	16,586	3,000	3,000	16,056	19,056	(4,577)	2005	40
0792	Ventura	CA	—	2,030	17,379	2,030	2,030	16,749	18,779	(4,781)	2005	40
2055	Yreka	CA	—	565	9,184	565	565	9,549	10,114	(1,324)	2012	45
0512	Denver	CO	—	2,810	36,021	2,810	2,810	37,906	40,716	(16,469)	2002	30
1000	Greenwood Village	CO	—	3,367	43,610	3,367	3,367	45,708	49,075	(10,783)	2006	40
2144	Glastonbury	CT	—	1,658	16,046	1,658	1,658	16,355	18,013	(2,059)	2012	45
0730	Torrington	CT	—	166	11,001	166	166	12,106	12,272	(3,348)	2005	40
0861	Apopka	FL	—	920	4,816	920	920	5,470	6,390	(1,501)	2006	35
0852	Boca Raton	FL	—	4,730	17,532	4,730	4,730	22,390	27,120	(6,765)	2006	30
1002	Coconut Creek	FL	—	2,461	16,006	2,461	2,461	15,620	18,081	(3,793)	2006	40
2467	Ft Myers	FL	—	2,782	21,827	2,782	2,782	21,827	24,609	(754)	2016	40
1095	Gainesville	FL	—	1,221	12,226	1,221	1,221	12,001	13,222	(3,075)	2006	40
0490	Jacksonville	FL	—	3,250	25,936	2,400	3,250	32,106	35,356	(11,767)	2002	35
1096	Jacksonville	FL	—	1,587	15,616	1,587	1,587	15,298	16,885	(3,920)	2006	40
1017	Palm Harbor	FL	—	1,462	16,774	1,462	1,462	16,888	18,350	(4,408)	2006	40
0732	Port Orange	FL	—	2,340	9,898	2,340	2,340	10,270	12,610	(2,885)	2005	40
2194	Springtree	FL	—	1,066	15,874	1,066	1,066	17,058	18,124	(2,342)	2013	45
0802	St. Augustine	FL	—	830	11,627	830	830	12,369	13,199	(3,799)	2005	35
1097	Tallahassee	FL	—	1,331	19,039	1,331	1,331	18,695	20,026	(4,791)	2006	40
1605	Vero Beach	FL	—	700	16,234	700	700	15,484	16,184	(2,654)	2010	35
1257	Vero Beach	FL	—	2,035	34,993	2,035	2,035	33,634	35,669	(8,616)	2006	40
1098	Alpharetta	GA	—	793	8,761	793	793	9,529	10,322	(2,351)	2006	40
1099	Atlanta	GA	—	687	5,507	687	687	6,242	6,929	(1,520)	2006	40
2108	Buford	GA	—	562	3,604	562	562	4,029	4,591	(586)	2012	45
2109	Buford	GA	—	536	3,142	536	536	3,374	3,910	(483)	2012	45
2053	Canton	GA	—	401	17,888	401	401	18,263	18,664	(1,859)	2012	50
2165	Hartwell	GA	—	368	6,337	368	368	6,611	6,979	(786)	2012	45
2066	Lawrenceville	GA	—	581	2,669	581	581	2,914	3,495	(496)	2012	45
1241	Lilburn	GA	—	907	17,340	907	907	17,017	17,924	(4,372)	2006	40
1112	Marietta	GA	—	894	6,944	904	904	7,330	8,234	(1,963)	2006	40
2086	Newnan	GA	—	1,227	4,202	1,227	1,227	4,486	5,713	(706)	2012	45
1005	Oak Park	IL	—	3,476	35,259	3,476	3,476	36,575	40,051	(8,604)	2006	40
1162	Orland Park	IL	—	2,623	23,154	2,623	2,623	23,731	26,354	(6,039)	2006	40
1237	Wilmette	IL	—	1,100	9,373	1,100	1,100	9,333	10,433	(2,357)	2006	40
1105	Louisville	KY	—	1,499	26,252	1,513	1,513	25,813	27,326	(6,712)	2006	40
2115	Murray	KY	—	288	7,400	288	288	7,533	7,821	(1,021)	2012	45
1158	Plymouth	MA	—	2,434	9,027	2,438	2,438	9,308	11,746	(2,531)	2006	40
1249	Frederick	MD	—	609	9,158	609	609	9,307	9,916	(2,505)	2006	40
0281	Westminster	MD	—	768	5,251	400	768	6,555	7,323	(2,204)	1998	45
0546	Cape Elizabeth	ME	—	630	3,524	290	630	3,617	4,247	(1,247)	2003	40
0545	Saco	ME	—	80	2,363	(90)	80	2,518	2,598	(864)	2003	40
1258	Auburn Hills	MI	—	2,281	10,692	2,161	2,281	10,692	12,973	(2,740)	2006	40
1248	Farmington Hills	MI	—	1,013	12,119	1,013	1,013	12,522	13,535	(3,324)	2006	40
1259	Sterling Heights	MI	—	1,593	11,500	1,593	1,593	11,181	12,774	(2,865)	2006	40
1235	Des Peres	MO	—	4,361	20,664	4,361	4,361	20,510	24,871	(5,166)	2006	40
1236	Richmond Heights	MO	—	1,744	24,232	1,744	1,744	23,838	25,582	(6,055)	2006	40
0853	St. Louis	MO	—	2,500	20,343	2,500	2,500	19,853	22,353	(7,004)	2006	30
2074	Oxford	MS	—	2,003	14,140	2,003	2,003	14,315	16,318	(1,663)	2012	45
0878	Charlotte	NC	—	710	9,559	710	710	9,159	9,869	(2,309)	2006	40
2465	Charlotte	NC	—	1,373	10,774	1,373	1,373	10,774	12,147	(372)	2016	40
1119	Concord	NC	—	601	7,615	612	612	7,484	8,096	(1,973)	2006	40
2468	Franklin	NC	—	1,082	8,489	1,082	1,082	8,489	9,571	(293)	2016	40
2126	Mooresville	NC	—	2,538	37,617	2,538	2,538	38,653	41,191	(4,162)	2012	50
2466	Raeford	NC	—	1,304	10,230	1,304	1,304	10,230	11,534	(354)	2016	40
1254	Raleigh	NC	—	1,191	11,532	1,191	1,191	11,617	12,808	(3,069)	2006	40
2127	Minot	ND	—	685	16,047	685	685	16,656	17,341	(1,936)	2012	45
2169	Lexington	NE	—	474	8,405	474	474	8,484	8,958	(1,345)	2012	40
1599	Cherry Hill	NJ	—	2,420	11,042	2,420	2,420	12,633	15,053	(3,020)	2010	25
1239	Cresskill	NJ	—	4,684	53,927	4,684	4,684	53,320	58,004	(13,676)	2006	40
0734	Hillsborough	NJ	—	1,042	10,042	1,042	1,042	9,819	10,861	(2,831)	2005	40
1242	Madison	NJ	—	3,157	19,909	3,157	3,157	19,391	22,548	(4,982)	2006	40
0733	Manahawkin	NJ	—	921	9,927	921	921	10,001	10,922	(2,849)	2005	40
1231	Saddle River	NJ	—	1,784	15,625	1,784	1,784	15,515	17,299	(4,085)	2006	40
0245	Voorhees Township	NJ	—	900	7,629	561	900	8,003	8,903	(3,043)	1998	45
2161	Rio Rancho	NM	—	1,154	13,726	1,154	1,154	13,951	15,105	(1,780)	2012	40
2121	Roswell	NM	—	618	7,038	618	618	7,878	8,496	(1,186)	2012	45
2150	Roswell	NM	—	837	8,614	837	837	9,524	10,361	(1,503)	2012	45
0796	Las Vegas	NV	—	1,960	5,816	1,960	1,960	5,426	7,386	(1,549)	2005	40
2110	Las Vegas	NV	—	667	14,469	667	667	14,935	15,602	(2,063)	2012	45
1252	Brooklyn	NY	—	8,117	23,627	8,117	8,117	23,467	31,584	(6,136)	2006	40
1256	Brooklyn	NY	—	5,215	39,052	5,215	5,215	38,966	44,181	(10,067)	2006	40
2177	Clifton Park	NY	—	2,257	11,470	2,257	2,257	11,470	13,727	(1,535)	2012	50
2174	Orchard Park	NY	—	726	17,735	726	726	17,735	18,461	(2,385)	2012	45
2175	Orchard Park	NY	—	478	11,961	478	478	11,961	12,439	(1,603)	2012	45
1386	Marietta	OH	—	1,069	11,435	1,069	1,069	11,438	12,507	(3,998)	2007	40
1253	Youngstown	OH	—	695	10,444	695	695	10,518	11,213	(2,727)	2006	40
2083	Oklahoma City	OK	—	2,116	28,007	2,116	2,116	29,756	31,872	(3,511)	2012	45
2139	Gresham	OR	—	465	6,403	465	465	6,605	7,070	(874)	2012	50
2182	Hermiston	OR	2,496	582	8,087	582	582	8,087	8,669	(919)	2013	45
2131	Keizer	OR	2,593	551	6,454	551	551	6,454	7,005	(741)	2013	45
2152	McMinnville	OR	—	3,203	24,909	3,203	3,203	28,606	31,809	(4,833)	2012	45
2089	Newberg	OR	—	1,889	16,855	1,889	1,889	17,162	19,051	(1,898)	2012	50
2133	Portland	OR	—	1,615	12,030	1,615	1,615	12,096	13,711	(1,271)	2012	50
2151	Portland	OR	—	1,677	9,469	1,677	1,677	9,783	11,460	(1,449)	2012	45
2171	Portland	OR	—	—	16,087	—	—	16,338	16,338	(1,636)	2012	50
2050	Redmond	OR	—	1,229	21,921	1,229	1,229	22,590	23,819	(2,294)	2012	50

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2016				Year	Latest Income
			Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		State	December 31, 2016	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
2084	Roseburg	OR	—	1,042	12,090	1,042	1,042	12,199	13,241	(1,534)	2012	45
2134	Scappoose	OR	—	353	1,258	353	353	1,271	1,624	(212)	2012	50
2153	Scappoose	OR	—	971	7,116	971	971	7,224	8,195	(1,045)	2012	45
2056	Stayton	OR	—	48	569	48	48	587	635	(127)	2012	45
2058	Stayton	OR	—	253	8,621	253	253	8,724	8,977	(1,091)	2012	45
2088	Tualatin	OR	—	—	6,326	—	—	6,625	6,625	(1,073)	2012	45
2180	Windfield Village	OR	2,975	580	9,817	580	580	9,817	10,397	(1,124)	2013	45
1163	Haverford	PA	—	16,461	108,816	16,461	16,461	115,370	131,831	(30,593)	2006	40
2063	Selinsgrove	PA	—	529	9,111	529	529	9,264	9,793	(1,289)	2012	45
1967	Cumberland	RI	—	2,630	19,050	2,630	2,630	19,473	22,103	(4,179)	2011	30
1972	Smithfield	RI	—	1,250	17,816	1,250	1,250	18,134	19,384	(4,047)	2011	30
1973	South Kingstown	RI	—	1,390	12,551	1,390	1,390	12,918	14,308	(2,713)	2011	30
1975	Tiverton	RI	—	3,240	25,735	3,240	3,240	25,955	29,195	(5,347)	2011	30
1104	Aiken	SC	—	357	14,832	363	363	14,395	14,758	(3,716)	2006	40
1100	Charleston	SC	—	885	14,124	896	896	14,031	14,927	(3,710)	2006	40
1109	Columbia	SC	—	408	7,527	412	412	7,414	7,826	(1,930)	2006	40
2154	Florence	SC	—	255	4,052	255	255	4,757	5,012	(760)	2012	45
0306	Georgetown	SC	—	239	3,008	111	239	3,008	3,247	(1,169)	1998	45
0879	Greenville	SC	—	1,090	12,558	1,090	1,090	12,058	13,148	(3,039)	2006	40
0305	Lancaster	SC	—	84	2,982	(54)	84	2,982	3,066	(1,076)	1998	45
0880	Myrtle Beach	SC	—	900	10,913	900	900	10,513	11,413	(2,650)	2006	40
0312	Rock Hill	SC	—	203	2,671	(34)	203	2,671	2,874	(1,018)	1998	45
1113	Rock Hill	SC	—	695	4,119	795	795	4,074	4,869	(1,186)	2006	40
0313	Sumter	SC	—	196	2,623	(47)	196	2,623	2,819	(1,020)	1998	45
2067	West Columbia	SC	—	220	2,662	220	220	3,345	3,565	(575)	2012	45
2132	Cordova	TN	—	2,167	5,829	2,167	2,167	6,309	8,476	(927)	2012	45
2060	Franklin	TN	—	2,475	27,337	2,475	2,475	28,456	30,931	(3,200)	2012	45
2073	Kingsport	TN	—	1,113	8,625	1,113	1,113	8,873	9,986	(1,114)	2012	45
1003	Nashville	TN	—	812	16,983	812	812	18,759	19,571	(4,201)	2006	40
0843	Abilene	TX	—	300	2,830	300	300	2,710	3,010	(717)	2006	39
2107	Amarillo	TX	—	1,315	26,838	1,315	1,315	27,256	28,571	(3,006)	2012	45
1116	Arlington	TX	—	2,494	12,192	2,540	2,540	11,847	14,387	(3,151)	2006	40
0511	Austin	TX	—	2,960	41,645	2,960	2,960	41,645	44,605	(18,393)	2002	30
2075	Bedford	TX	—	1,204	26,845	1,204	1,204	28,184	29,388	(3,187)	2012	45
0844	Burleson	TX	—	1,050	5,242	1,050	1,050	4,902	5,952	(1,297)	2006	40
0848	Cedar Hill	TX	—	1,070	11,554	1,070	1,070	11,104	12,174	(2,938)	2006	40
1325	Cedar Hill	TX	—	440	7,494	440	440	6,974	7,414	(1,700)	2007	40
0506	Friendswood	TX	—	400	7,354	79	400	7,493	7,893	(2,392)	2002	45
0217	Houston	TX	—	835	7,195	835	835	7,344	8,179	(3,083)	1997	45
1106	Houston	TX	—	1,008	15,333	1,020	1,020	15,052	16,072	(3,923)	2006	40
0845	North Richland Hills	TX	—	520	5,117	520	520	4,807	5,327	(1,272)	2006	40
0846	North Richland Hills	TX	—	870	9,259	870	870	8,819	9,689	(2,667)	2006	35
2162	Portland	TX	—	1,233	14,001	1,233	1,233	14,768	16,001	(1,901)	2012	45
2116	Sherman	TX	—	209	3,492	209	209	3,616	3,825	(506)	2012	45
0847	Waxahachie	TX	—	390	3,879	390	390	3,659	4,049	(968)	2006	40
2470	Abingdon	VA	—	1,584	12,431	1,584	1,584	12,431	14,015	(430)	2016	40
1244	Arlington	VA	—	3,833	7,076	3,833	3,833	7,643	11,476	(1,990)	2006	40
1245	Arlington	VA	—	7,278	37,407	7,278	7,278	38,069	45,347	(9,606)	2006	40
0881	Chesapeake	VA	—	1,090	12,444	1,090	1,090	11,944	13,034	(3,011)	2006	40
1247	Falls Church	VA	—	2,228	8,887	2,228	2,228	9,221	11,449	(2,416)	2006	40
1164	Fort Belvoir	VA	—	11,594	99,528	11,594	11,594	107,339	118,933	(28,542)	2006	40
1250	Leesburg	VA	—	607	3,236	607	607	3,210	3,817	(2,926)	2006	35
1246	Sterling	VA	—	2,360	22,932	2,360	2,360	23,162	25,522	(6,030)	2006	40
2077	Sterling	VA	—	1,046	15,788	1,046	1,046	16,102	17,148	(1,748)	2012	45
0225	Woodbridge	VA	—	950	6,983	775	950	8,441	9,391	(3,118)	1997	45
1173	Bellevue	WA	—	3,734	16,171	3,737	3,737	16,168	19,905	(4,199)	2006	40
2095	College Place	WA	—	758	8,051	758	758	8,341	9,099	(1,096)	2012	45
1240	Edmonds	WA	—	1,418	16,502	1,418	1,418	16,106	17,524	(4,144)	2006	40
2160	Kenmore	WA	—	3,284	16,641	3,284	3,284	16,949	20,233	(1,864)	2012	45
0797	Kirkland	WA	—	1,000	13,403	1,000	1,000	13,043	14,043	(3,723)	2005	40
1251	Mercer Island	WA	—	4,209	8,123	4,209	4,209	8,201	12,410	(2,086)	2006	40
2141	Moses Lake	WA	—	429	4,417	429	429	4,569	4,998	(868)	2012	50
2096	Poulsbo	WA	—	1,801	18,068	1,801	1,801	18,236	20,037	(2,186)	2012	45
2102	Richland	WA	—	249	5,067	249	249	5,186	5,435	(603)	2012	45
0794	Shoreline	WA	—	1,590	10,671	1,590	1,590	10,261	11,851	(2,929)	2005	40
0795	Shoreline	WA	—	4,030	26,421	4,030	4,030	25,651	29,681	(7,254)	2005	39
2097	Spokane	WA	—	903	5,363	903	903	5,509	6,412	(849)	2012	45
2061	Vancouver	WA	—	513	4,556	513	513	4,710	5,223	(696)	2012	45
2062	Vancouver	WA	—	1,498	9,997	1,498	1,498	10,127	11,625	(1,173)	2012	45
2052	Yakima	WA	—	557	5,897	557	557	6,035	6,592	(732)	2012	50
2078	Yakima	WA	—	353	5,668	353	353	5,685	6,038	(628)	2012	45
2114	Yakima	WA	—	721	8,872	721	721	10,218	10,939	(1,498)	2012	45
2170	Madison	WI	—	834	10,050	834	834	10,408	11,242	(1,356)	2012	40
2117	Bridgeport	WV	—	3,174	15,437	3,174	3,174	15,815	18,989	(2,397)	2012	45
2148	Sheridan	WY	—	915	12,047	915	915	13,147	14,062	(1,599)	2012	45
			$53,674	$320,682	$2,686,038	$316,894	$320,982	$2,746,728	$3,067,710	$(624,171)
Senior housing operating portfolio
2366	Little Rock	AR	—	1,922	14,140	2,046	2,046	15,630	17,676	(4,097)	2006	45
2384	Prescott	AZ	—	1,276	8,660	1,276	1,276	10,870	12,146	(1,730)	2006	45
1974	Sun City	AZ	25,940	2,640	33,223	2,640	2,640	35,006	37,646	(7,517)	2011	30
2362	Camarillo	CA	—	5,798	19,427	5,822	5,822	19,655	25,477	(5,271)	2006	45
2352	Carlsbad	CA	—	7,897	14,255	7,897	7,897	15,452	23,349	(3,890)	2006	45
2399	Corona	CA	—	2,637	10,134	2,637	2,637	10,522	13,159	(1,408)	2012	45
2364	Elk Grove	CA	—	2,235	6,339	2,235	2,235	7,398	9,633	(1,873)	2006	45
1965	Fresno	CA	17,994	1,730	31,918	1,730	1,730	33,445	35,175	(7,009)	2011	30
2593	Irvine	CA	—	8,220	14,104	8,220	8,220	13,685	21,905	(3,141)	2006	45
2369	Rancho Mirage	CA	—	1,798	24,053	1,811	1,811	25,460	27,271	(6,281)	2006	45
2380	Roseville	CA	—	692	21,662	692	692	22,374	23,066	(2,380)	2012	45
2353	San Diego	CA	—	6,384	32,072	6,384	6,384	32,886	39,270	(8,306)	2006	45
2354	San Juan Capistrano	CA	—	5,983	9,614	5,983	5,983	11,357	17,340	(2,827)	2006	45
1966	Sun City	CA	13,623	2,650	22,709	2,650	2,650	26,011	28,661	(5,960)	2011	30

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2016				Year	Latest Income
			Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		State	December 31, 2016	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
2505	Arvada	CO	—	1,788	29,896	1,788	1,788	30,553	32,341	(1,575)	2015	35
2506	Boulder	CO	—	2,424	36,746	2,424	2,424	37,056	39,480	(1,471)	2015	35
2373	Colorado Springs	CO	—	1,910	24,479	1,910	1,910	25,601	27,511	(6,526)	2006	45
2515	Denver	CO	—	2,311	18,645	2,311	2,311	20,118	22,429	(1,443)	2015	35
2507	Englewood	CO	—	6,857	102,524	6,857	6,857	106,438	113,295	(4,376)	2015	35
2508	Lakewood	CO	—	4,384	60,795	4,384	4,384	62,227	66,611	(2,872)	2015	35
2509	Lakewood	CO	—	2,296	37,236	2,296	2,296	38,337	40,633	(1,464)	2015	35
2355	Woodbridge	CT	—	2,352	9,929	2,363	2,363	11,259	13,622	(2,828)	2006	45
2519	Altamonte Springs	FL	—	2,537	19,186	2,537	2,537	18,806	21,343	(3,104)	2015	35
2521	Altamonte Springs	FL	—	—	—	—	—	2,036	2,036	(71)	2015	35
2603	Boca Raton	FL	—	2,415	17,923	2,415	2,415	17,561	19,976	(4,264)	2006	40
1963	Boynton Beach	FL	26,735	2,550	31,521	2,550	2,550	34,419	36,969	(7,488)	2011	30
1964	Boynton Beach	FL	3,743	570	5,649	570	570	7,543	8,113	(2,131)	2011	30
2602	Boynton Beach	FL	—	1,270	4,773	1,270	1,270	4,855	6,125	(1,652)	2003	40
2520	Clearwater	FL	—	2,250	2,627	2,250	2,250	2,835	5,085	(950)	2015	35
2601	Delray Beach	FL	—	850	6,637	850	850	6,688	7,538	(2,065)	2002	43
2517	Ft Lauderdale	FL	—	2,867	43,126	2,867	2,867	45,056	47,923	(2,647)	2015	35
2351	Gainesville	FL	—	1,020	13,490	1,020	1,020	13,879	14,899	(3,510)	2015	50
2518	Lake Worth	FL	—	1,669	13,267	1,669	1,669	14,224	15,893	(1,102)	2015	35
2592	Lantana	FL	—	3,520	26,452	3,520	3,520	25,802	29,322	(8,910)	2006	30
1968	Largo	FL	46,893	2,920	64,988	2,920	2,920	74,115	77,035	(16,631)	2011	30
2522	Lutz	FL	—	902	15,169	—	902	16,066	16,968	(689)	2015	35
2523	Orange City	FL	—	912	9,724	912	912	10,398	11,310	(615)	2015	35
1970	Palm Beach Gardens	FL	25,822	4,820	24,937	4,820	4,820	42,405	47,225	(8,592)	2011	30
2524	Port St Lucie	FL	—	893	10,333	893	893	11,079	11,972	(718)	2015	35
1971	Sarasota	FL	21,620	3,050	29,516	3,050	3,050	34,272	37,322	(7,659)	2011	30
2525	Sarasota	FL	—	1,426	16,079	1,426	1,426	16,657	18,083	(1,081)	2015	35
2526	Tamarac	FL	—	970	16,037	970	970	16,720	17,690	(757)	2015	35
2513	Venice	FL	—	1,140	20,662	1,140	1,140	22,176	23,316	(1,042)	2015	35
2527	Vero Beach	FL	—	1,048	17,392	1,048	1,048	18,269	19,317	(811)	2015	35
1976	West Palm Beach	FL	—	390	2,241	390	390	2,479	2,869	(593)	2011	30
2370	Atlanta	GA	—	2,665	5,911	2,669	2,669	6,723	9,392	(1,882)	2006	45
2388	Buford	GA	—	1,987	6,561	1,987	1,987	7,122	9,109	(1,024)	2012	45
2395	Marietta	GA	—	987	4,818	987	987	5,008	5,995	(736)	2012	45
2397	Sioux City	IA	—	197	8,078	197	197	8,637	8,834	(1,177)	2012	45
2375	Burr Ridge	IL	—	2,640	23,901	2,704	2,704	27,326	30,030	(6,556)	2006	45
2200	Deer Park	IL	—	4,172	2,417	1,803	4,220	44,775	48,995	(916)	2014	*
2594	Mount Vernon	IL	—	296	15,935	512	512	19,347	19,859	(4,584)	2006	40
1969	Niles	IL	24,749	3,790	32,912	3,790	3,790	37,624	41,414	(8,837)	2011	30
1961	Olympia Fields	IL	27,968	4,120	29,400	4,120	4,120	32,403	36,523	(6,976)	2011	30
2376	Prospect Heights	IL	—	2,680	20,299	2,725	2,725	23,432	26,157	(5,579)	2010	45
2367	Schaumburg	IL	—	1,701	12,037	1,704	1,704	14,565	16,269	(3,238)	2006	45
1952	Vernon Hills	IL	41,043	4,900	45,854	4,900	4,900	50,932	55,832	(10,808)	2011	30
2595	Indianapolis	IN	—	1,197	7,718	1,197	1,197	7,546	8,743	(1,918)	2006	40
2596	W Lafayette	IN	—	813	10,876	813	813	10,706	11,519	(2,723)	2006	40
2371	Edgewood	KY	—	1,868	4,934	1,915	1,915	7,328	9,243	(1,628)	2006	45
2358	Danvers	MA	—	4,616	30,692	4,621	4,621	31,418	36,039	(8,045)	2006	45
2363	Dartmouth	MA	—	3,145	6,880	3,176	3,176	8,183	11,359	(2,067)	2006	45
2357	Dedham	MA	—	3,930	21,340	3,930	3,930	22,032	25,962	(5,662)	2006	45
2365	Baltimore	MD	—	1,684	18,889	1,696	1,696	19,603	21,299	(5,036)	2006	45
2583	Ellicott City	MD	19,772	3,607	31,720	3,607	3,607	31,724	35,331	(247)	2016	42
2584	Hanover	MD	9,216	4,513	25,625	4,513	4,513	25,629	30,142	(196)	2016	42
2585	Laurel	MD	5,985	3,895	13,331	3,895	3,895	13,340	17,235	(135)	2016	42
2541	Olney	MD	—	1,580	33,802	1,580	1,580	33,887	35,467	(1,201)	2015	40
2586	Parkville	MD	21,333	3,854	29,061	3,854	3,854	29,065	32,919	(266)	2016	42
2356	Pikesville	MD	—	1,416	8,854	1,416	1,416	9,510	10,926	(2,300)	2006	45
2587	Waldorf	MD	8,644	392	20,514	392	392	20,517	20,909	(155)	2016	42
2590	Sterling Heights	MI	—	920	7,326	920	920	7,390	8,310	(3,211)	2001	35
2374	Charlotte	NC	—	2,051	6,529	2,051	2,051	7,678	9,729	(1,492)	2010	45
2359	Paramus	NJ	—	4,280	31,684	4,280	4,280	32,516	36,796	(8,284)	2006	45
2387	Albuquerque	NM	—	2,223	8,049	2,223	2,223	8,160	10,383	(1,084)	2012	45
2589	Albuquerque	NM	—	767	9,324	767	767	9,005	9,772	(3,840)	1996	45
2516	Centerville	OH	—	1,065	10,901	1,065	1,065	12,240	13,305	(929)	2015	35
2512	Cincinnati	OH	—	1,180	6,157	1,180	1,180	7,244	8,424	(822)	2015	35
2591	Cincinnati	OH	—	600	4,428	600	600	4,458	5,058	(1,940)	2001	35
2597	Fairborn	OH	—	298	10,704	298	298	13,676	13,974	(3,350)	2006	40
2372	Oklahoma City	OK	—	801	4,904	811	811	5,147	5,958	(1,422)	2006	45
2383	Oklahoma City	OK	—	1,345	3,943	1,345	1,345	4,193	5,538	(654)	2012	45
2390	Grants Pass	OR	—	430	3,267	430	430	3,306	3,736	(485)	2012	45
2391	Grants Pass	OR	—	1,064	16,124	1,064	1,064	16,358	17,422	(1,679)	2012	45
2392	Grants Pass	OR	—	618	2,932	618	618	3,179	3,797	(688)	2012	45
2393	Grants Pass	OR	—	774	13,230	774	774	13,447	14,221	(1,476)	2012	45
1959	East Providence	RI	14,186	1,890	13,989	1,890	1,890	15,057	16,947	(3,439)	2011	30
1960	Greenwich	RI	7,769	450	11,845	450	450	13,292	13,742	(3,143)	2011	30
2511	Johnston	RI	—	2,037	12,724	2,037	2,037	16,014	18,051	(1,360)	2015	35
1962	Warwick	RI	13,881	1,050	17,389	1,050	1,050	19,640	20,690	(4,599)	2011	30
2401	Germantown	TN	—	3,640	64,588	3,640	3,640	64,699	68,339	(3,287)	2015	40
2385	Hendersonville	TN	—	1,298	2,464	1,298	1,298	3,035	4,333	(542)	2012	45
2381	Memphis	TN	—	1,315	9,787	1,315	1,315	10,115	11,430	(1,099)	2012	45
2608	Arlington	TX	—	2,002	19,110	2,002	2,002	18,729	20,731	(4,548)	2006	40
2377	Austin	TX	—	2,860	17,359	2,973	2,973	18,443	21,416	(4,842)	2010	45
2531	Austin	TX	—	607	15,972	607	607	16,242	16,849	(659)	2015	35
2588	Beaumont	TX	—	145	10,404	145	145	10,197	10,342	(4,434)	1995	45
2396	Dallas	TX	—	2,120	8,986	2,120	2,120	9,338	11,458	(1,203)	2012	45
2438	Dallas	TX	—	2,091	11,698	2,091	2,091	12,103	14,194	(1,205)	2015	35
2528	Graham	TX	—	754	8,803	754	754	9,538	10,292	(629)	2015	35
2529	Grand Prairie	TX	—	865	10,650	865	865	11,689	12,554	(685)	2015	35
1955	Houston	TX	46,618	9,820	50,079	9,820	9,820	58,413	68,233	(13,211)	2011	30
1957	Houston	TX	30,615	8,170	37,285	8,170	8,170	41,145	49,315	(9,238)	2011	30
1958	Houston	TX	28,189	2,910	37,443	2,910	2,910	43,194	46,104	(9,490)	2011	30
2402	Houston	TX	—	1,740	32,057	1,740	1,740	32,125	33,865	(1,772)	2015	40
2606	Houston	TX	—	2,470	21,710	2,470	2,470	22,460	24,930	(9,718)	2002	35
2394	Kerrville	TX	—	1,459	33,407	1,459	1,459	35,583	37,042	(4,324)	2012	45
2389	Lubbock	TX	—	1,143	4,656	1,143	1,143	5,202	6,345	(748)	2012	45

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2016				Year	Latest Income
		State/	Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		Country	December 31, 2016	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
2530	N Richland Hills	TX	—	1,190	17,756	1,190	1,190	18,693	19,883	(950)	2015	35
2379	Plano	TX	—	590	6,930	590	590	7,190	7,780	(951)	2012	45
2378	San Antonio	TX	—	2,860	17,030	2,880	2,880	17,980	20,860	(4,621)	2010	45
2532	San Antonio	TX	—	613	5,874	613	613	6,735	7,348	(518)	2015	35
2607	San Antonio	TX	—	730	3,961	730	730	3,961	4,691	(1,298)	2002	45
2533	San Marcos	TX	—	765	18,175	765	765	19,000	19,765	(801)	2015	35
1954	Sugar Land	TX	30,149	3,420	36,846	3,420	3,420	40,805	44,225	(9,196)	2011	30
2510	Temple	TX	—	2,354	52,859	2,354	2,354	53,628	55,982	(2,256)	2015	35
2400	Victoria	TX	—	1,032	7,743	1,032	1,032	7,828	8,860	(493)	2015	30
2605	Victoria	TX	—	175	4,290	175	175	7,018	7,193	(2,520)	1995	43
1953	Webster	TX	28,807	4,780	30,854	4,780	4,780	34,191	38,971	(7,893)	2011	30
2534	Wichita Falls	TX	—	430	2,856	430	430	3,602	4,032	(351)	2015	35
2368	Salt Lake City	UT	—	2,621	22,072	2,654	2,654	23,081	25,735	(5,762)	2006	45
2386	St. George	UT	—	683	9,436	683	683	10,330	11,013	(1,314)	2012	45
2360	Arlington	VA	—	4,320	19,567	4,320	4,320	20,577	24,897	(5,276)	2006	45
2582	Fredericksburg	VA	—	2,370	19,725	2,370	2,370	19,735	22,105	(138)	2016	42
2581	Leesburg	VA	12,544	1,340	17,605	1,340	1,340	17,616	18,956	(129)	2016	42
2361	Richmond	VA	—	2,110	11,469	2,110	2,110	13,883	15,993	(3,193)	2006	45
2514	Richmond	VA	—	2,981	54,203	2,981	2,981	55,375	58,356	(2,091)	2015	35
2382	Appleton	WI	—	182	12,581	182	182	12,841	13,023	(1,458)	2012	45
2398	Stevens Point	WI	—	801	16,687	801	801	16,900	17,701	(1,713)	2012	45
			$553,838	$288,417	$2,447,074	$285,921	$289,240	$2,663,281	$2,952,521	$(413,672)
Life science
1482	Brisbane	CA	—	50,989	1,789	39,531	50,989	41,322	92,311	—	2007	**
1522	Carlsbad	CA	—	23,475	—	2,828	23,475	2,828	26,303	—	2007	**
1401	Hayward	CA	—	900	7,100	915	900	8,015	8,915	(2,358)	2007	40
1402	Hayward	CA	—	1,500	6,400	3,682	1,719	9,863	11,582	(3,677)	2007	40
1403	Hayward	CA	—	1,900	7,100	2,304	1,900	9,149	11,049	(2,032)	2007	40
1404	Hayward	CA	—	2,200	17,200	682	2,200	17,883	20,083	(4,054)	2007	40
1405	Hayward	CA	—	1,000	3,200	7,478	1,000	10,678	11,678	(5,544)	2007	40
1549	Hayward	CA	—	1,006	4,259	3,073	1,055	6,020	7,075	(2,030)	2007	29
1550	Hayward	CA	—	677	2,761	5,583	710	8,256	8,966	(5,570)	2007	29
1551	Hayward	CA	—	661	1,995	4,264	693	6,227	6,920	(3,266)	2007	29
1552	Hayward	CA	—	1,187	7,139	1,346	1,222	8,148	9,370	(2,944)	2007	29
1553	Hayward	CA	—	1,189	9,465	7,361	1,225	16,791	18,016	(4,274)	2007	29
1554	Hayward	CA	—	1,246	5,179	1,867	1,283	6,133	7,416	(2,424)	2007	29
1555	Hayward	CA	—	1,521	13,546	6,354	1,566	19,841	21,407	(6,060)	2007	29
1556	Hayward	CA	—	1,212	5,120	3,049	1,249	7,795	9,044	(4,389)	2007	29
1424	La Jolla	CA	—	9,600	25,283	7,908	9,719	31,103	40,822	(7,689)	2007	40
1425	La Jolla	CA	—	6,200	19,883	125	6,276	19,931	26,207	(4,755)	2007	40
1426	La Jolla	CA	—	7,200	12,412	4,875	7,291	16,857	24,148	(7,269)	2007	27
1427	La Jolla	CA	—	8,700	16,983	6,136	8,746	22,240	30,986	(6,507)	2007	30
1949	La Jolla	CA	—	2,686	11,045	689	2,686	11,404	14,090	(2,272)	2011	30
2229	La Jolla	CA	—	8,753	32,528	5,299	8,753	37,828	46,581	(2,645)	2014	35
1488	Mountain View	CA	—	7,300	25,410	1,901	7,567	27,044	34,611	(6,786)	2007	40
1489	Mountain View	CA	—	6,500	22,800	1,866	6,500	24,666	31,166	(6,265)	2007	40
1490	Mountain View	CA	—	4,800	9,500	442	4,800	9,942	14,742	(2,476)	2007	40
1491	Mountain View	CA	—	4,200	8,400	1,249	4,209	8,998	13,207	(2,204)	2007	40
1492	Mountain View	CA	—	3,600	9,700	730	3,600	9,703	13,303	(2,284)	2007	40
1493	Mountain View	CA	—	7,500	16,300	1,904	7,500	17,603	25,103	(4,416)	2007	40
1494	Mountain View	CA	—	9,800	24,000	203	9,800	24,203	34,003	(5,749)	2007	40
1495	Mountain View	CA	—	6,900	17,800	3,245	6,900	21,045	27,945	(5,553)	2007	40
1496	Mountain View	CA	—	7,000	17,000	6,364	7,000	17,332	24,332	(4,149)	2007	40
1497	Mountain View	CA	—	14,100	31,002	10,111	14,100	40,487	54,587	(16,468)	2007	40
1498	Mountain View	CA	—	7,100	25,800	8,101	7,100	33,901	41,001	(13,149)	2013	40
2017	Mountain View	CA	—	—	20,240	1,117	—	21,255	21,255	(3,131)	2004	40
1470	Poway	CA	—	5,826	12,200	6,048	5,826	18,248	24,074	(8,589)	2007	40
1471	Poway	CA	—	5,978	14,200	4,253	5,978	18,453	24,431	(7,127)	2007	40
1472	Poway	CA	—	8,654	—	11,908	8,654	11,908	20,562	(880)	2007	40
1473	Poway	CA	—	21,730	2,405	7,072	21,730	9,477	31,207	—	2007	*
1477	Poway	CA	—	25,359	2,475	14,805	25,359	17,279	42,638	—	2007	**
1478	Poway	CA	—	6,700	14,400	6,145	6,700	14,400	21,100	(3,390)	2007	40
1499	Redwood City	CA	—	3,400	5,500	2,373	3,407	7,334	10,741	(2,357)	2007	40
1500	Redwood City	CA	—	2,500	4,100	1,220	2,506	4,563	7,069	(1,358)	2007	40
1501	Redwood City	CA	—	3,600	4,600	860	3,607	5,024	8,631	(1,553)	2007	30
1502	Redwood City	CA	—	3,100	5,100	843	3,107	5,690	8,797	(1,718)	2007	31
1503	Redwood City	CA	—	4,800	17,300	3,300	4,818	20,583	25,401	(5,521)	2007	31
1504	Redwood City	CA	—	5,400	15,500	969	5,418	16,451	21,869	(3,830)	2007	31
1505	Redwood City	CA	—	3,000	3,500	826	3,006	4,115	7,121	(1,451)	2007	40
1506	Redwood City	CA	—	6,000	14,300	3,871	6,018	17,546	23,564	(4,131)	2007	40
1507	Redwood City	CA	—	1,900	12,800	13,594	1,912	26,382	28,294	(5,469)	2007	39
1508	Redwood City	CA	—	2,700	11,300	12,120	2,712	23,409	26,121	(4,687)	2007	39
1509	Redwood City	CA	—	2,700	10,900	9,004	2,712	19,424	22,136	(5,975)	2007	40
1510	Redwood City	CA	—	2,200	12,000	5,395	2,212	17,383	19,595	(6,495)	2007	38
1511	Redwood City	CA	—	2,600	9,300	1,828	2,612	10,561	13,173	(2,424)	2007	26
1512	Redwood City	CA	—	3,300	18,000	12,361	3,300	30,361	33,661	(6,486)	2007	40
1513	Redwood City	CA	—	3,300	17,900	14,739	3,326	32,613	35,939	(7,173)	2007	40
0678	San Diego	CA	—	2,603	11,051	3,745	2,603	14,796	17,399	(4,250)	2002	39
0679	San Diego	CA	—	5,269	23,566	14,757	5,669	37,176	42,845	(13,594)	2002	39
0837	San Diego	CA	—	4,630	2,028	8,982	4,630	11,011	15,641	(5,483)	2006	31
0838	San Diego	CA	—	2,040	903	4,975	2,040	5,878	7,918	(1,822)	2006	40
0839	San Diego	CA	—	3,940	3,184	5,735	3,951	5,689	9,640	(1,274)	2006	40
0840	San Diego	CA	—	5,690	4,579	711	5,703	4,851	10,554	(1,392)	2006	40
1418	San Diego	CA	—	11,700	31,243	6,403	11,700	37,646	49,346	(11,440)	2007	40
1420	San Diego	CA	—	6,524	—	4,886	6,524	4,886	11,410	—	2007	**
1421	San Diego	CA	—	7,000	33,779	1,258	7,000	35,037	42,037	(7,969)	2007	40
1422	San Diego	CA	—	7,179	3,687	4,528	7,184	8,210	15,394	(1,632)	2007	30
1423	San Diego	CA	—	8,400	33,144	18	8,400	33,162	41,562	(7,807)	2007	40
1514	San Diego	CA	—	5,200	—	—	5,200	—	5,200	—	2007	**
1558	San Diego	CA	—	7,740	22,654	2,224	7,888	24,580	32,468	(6,518)	2007	38
1947	San Diego	CA	—	2,581	10,534	3,952	2,581	14,486	17,067	(2,470)	2011	30
1948	San Diego	CA	—	5,879	25,305	2,481	5,879	27,783	33,662	(6,359)	2011	30
1950	San Diego	CA	691	884	2,796	32	895	2,816	3,711	(560)	2011	30
2197	San Diego	CA	—	7,621	3,913	3,801	7,626	6,417	14,043	(2,289)	2007	33
2476	San Diego	CA		7,661	9,918	2	7,661	9,920	17,581	(118)	2016	35
2477	San Diego	CA		9,207	14,613	523	9,207	15,136	24,343	(174)	2016	35
2478	San Diego	CA		6,000	—	—	6,000	—	6,000	—	2016	**
1407	South San Francisco	CA	—	7,182	12,140	9,477	7,182	17,997	25,179	(6,137)	2007	35
1408	South San Francisco	CA	—	9,000	17,800	1,260	9,000	19,060	28,060	(4,922)	2007	40
1409	South San Francisco	CA	—	18,000	38,043	4,850	18,000	42,893	60,893	(9,465)	2007	40
1410	South San Francisco	CA	—	4,900	18,100	157	4,900	18,257	23,157	(4,325)	2007	40
1411	South San Francisco	CA	—	8,000	27,700	313	8,000	28,013	36,013	(6,580)	2007	40
1412	South San Francisco	CA	—	10,100	22,521	2,003	10,100	24,524	34,624	(5,526)	2007	40
1413	South San Francisco	CA	—	8,000	28,299	282	8,000	28,581	36,581	(6,701)	2007	40
1414	South San Francisco	CA	—	3,700	20,800	2,278	3,700	23,078	26,778	(5,243)	2007	40
1430	South San Francisco	CA	—	10,700	23,621	2,143	10,700	25,764	36,464	(6,078)	2007	40
1431	South San Francisco	CA	—	7,000	15,500	511	7,000	16,012	23,012	(3,682)	2007	40
1435	South San Francisco	CA	—	13,800	42,500	36,982	13,800	79,483	93,283	(16,559)	2008	40
1436	South San Francisco	CA	—	14,500	45,300	36,599	14,500	81,899	96,399	(17,134)	2008	40
1437	South San Francisco	CA	—	9,400	24,800	45,139	9,400	69,938	79,338	(12,480)	2008	40
1439	South San Francisco	CA	—	11,900	68,848	82	11,900	68,930	80,830	(16,223)	2007	40

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2016				Year	Latest Income
			Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		State	December 31, 2016	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
1440	South San Francisco	CA	—	10,000	57,954	6	10,000	57,960	67,960	(13,644)	2007	40
1441	South San Francisco	CA	—	9,300	43,549	5	9,300	43,554	52,854	(10,253)	2007	40
1442	South San Francisco	CA	—	11,000	47,289	87	11,000	47,376	58,376	(11,182)	2007	40
1443	South San Francisco	CA	—	13,200	60,932	1,165	13,200	62,097	75,297	(13,930)	2007	40
1444	South San Francisco	CA	—	10,500	33,776	357	10,500	34,132	44,632	(8,116)	2007	40
1445	South San Francisco	CA	—	10,600	34,083	5	10,600	34,088	44,688	(8,024)	2007	40
1449	South San Francisco	CA	—	12,800	63,600	472	12,800	64,072	76,872	(15,189)	2007	40
1454	South San Francisco	CA	—	11,100	47,738	9,369	11,100	57,108	68,208	(16,646)	2008	40
1455	South San Francisco	CA	—	9,700	41,937	6,052	10,261	47,428	57,689	(13,065)	2008	40
1456	South San Francisco	CA	—	6,300	22,900	8,196	6,300	31,096	37,396	(9,247)	2008	40
1458	South San Francisco	CA	—	10,900	20,900	8,264	10,909	24,662	35,571	(6,514)	2007	40
1459	South San Francisco	CA	—	3,600	100	220	3,600	321	3,921	(94)	2007	**
1460	South San Francisco	CA	—	2,300	100	116	2,300	215	2,515	(100)	2007	**
1461	South San Francisco	CA	—	3,900	200	216	3,900	416	4,316	(200)	2007	**
1462	South San Francisco	CA	—	7,117	600	4,925	7,117	5,176	12,293	(1,841)	2007	40
1463	South San Francisco	CA	—	10,381	2,300	17,875	10,381	20,175	30,556	(4,569)	2007	40
1464	South San Francisco	CA	—	7,403	700	11,638	7,403	12,338	19,741	(4,872)	2007	40
1468	South San Francisco	CA	—	10,100	24,013	4,774	10,100	26,642	36,742	(6,760)	2007	40
1480	South San Francisco	CA	—	32,210	3,110	11,207	32,210	14,317	46,527	—	2007	**
1559	South San Francisco	CA	—	5,666	5,773	12,966	5,695	18,641	24,336	(8,348)	2007	35
1560	South San Francisco	CA	—	1,204	1,293	409	1,210	1,681	2,891	(1,391)	2007	5
1983	South San Francisco	CA	—	8,648	—	92,639	8,648	92,639	101,287	(1,344)	2011	40
1984	South San Francisco	CA	—	7,845	—	57,009	7,845	57,009	64,854	—	2011	*
1985	South San Francisco	CA	—	13,416	—	98,736	13,416	98,736	112,152	—	2011	*
1987	South San Francisco	CA	—	18,664	—	6,252	18,664	6,252	24,916	—	2011	*
1989	South San Francisco	CA	—	9,169	—	2,631	9,169	2,631	11,800	—	2011	**
2553	South San Francisco	CA	—	2,897	8,691	1,566	2,897	10,257	13,154	(369)	2015	35
2554	South San Francisco	CA	—	995	2,754	—	995	2,754	3,749	(85)	2015	35
2555	South San Francisco	CA	—	2,202	10,776	50	2,202	10,826	13,028	(334)	2015	35
2556	South San Francisco	CA	—	2,962	15,108	—	2,962	15,108	18,070	(468)	2015	35
2557	South San Francisco	CA	—	2,453	13,063	—	2,453	13,063	15,516	(404)	2015	35
2558	South San Francisco	CA	—	1,163	5,925	—	1,163	5,925	7,088	(183)	2015	35
2614	South San Francisco	CA	—	5,079	8,584	1,330	5,079	9,914	14,993	(2,944)	2007	35
2615	South San Francisco	CA	—	7,984	13,495	3,238	7,984	16,733	24,717	(4,435)	2007	35
2616	South San Francisco	CA	—	8,355	14,121	1,871	8,355	15,992	24,347	(4,693)	2007	35
9999	Denton	TX	—	100	—	—	100	—	100	—	1900	**
2011	Durham	NC	6,780	448	6,152	21,379	448	27,494	27,942	(3,709)	2011	30
2030	Durham	NC	—	1,920	5,661	34,083	1,920	39,744	41,664	(5,157)	2012	30
0464	Salt Lake City	UT	—	630	6,921	1,275	630	8,197	8,827	(2,910)	2001	38
0465	Salt Lake City	UT	—	125	6,368	68	125	6,436	6,561	(2,231)	2001	43
0466	Salt Lake City	UT	—	—	14,614	7	—	14,621	14,621	(4,545)	2001	43
0507	Salt Lake City	UT	—	280	4,345	226	280	4,572	4,852	(1,560)	2002	43
0799	Salt Lake City	UT	—	—	14,600	90	—	14,690	14,690	(3,609)	2005	40
1593	Salt Lake City	UT	—	—	23,998	—	—	23,998	23,998	(4,666)	2010	33
			$7,471	$885,895	$1,977,011	$917,979	$888,397	$2,850,690	$3,739,087	$(626,840)
Medical office
0638	Anchorage	AK	—	1,456	10,650	11,925	1,456	22,522	23,978	(4,898)	2006	30
2572	Springdale	AR	—	—	27,714	—	—	27,714	27,714	—	2016	35
0520	Chandler	AZ	—	3,669	13,503	2,390	3,669	15,601	19,270	(5,333)	2002	40
2040	Mesa	AZ	—	—	17,314	653	—	17,952	17,952	(2,049)	2012	45
0468	Oro Valley	AZ	—	1,050	6,774	925	1,050	7,124	8,174	(2,622)	2001	43
0356	Phoenix	AZ	—	780	3,199	1,401	780	3,717	4,497	(1,744)	1999	32
0470	Phoenix	AZ	—	280	877	104	280	946	1,226	(316)	2001	43
1066	Scottsdale	AZ	—	5,115	14,064	3,359	4,811	17,076	21,887	(5,038)	2006	40
2021	Scottsdale	AZ	—	—	12,312	1,400	—	13,665	13,665	(3,026)	2012	25
2022	Scottsdale	AZ	—	—	9,179	817	—	9,911	9,911	(2,358)	2012	25
2023	Scottsdale	AZ	—	—	6,398	1,159	—	7,529	7,529	(1,452)	2012	25
2024	Scottsdale	AZ	—	—	9,522	598	—	10,121	10,121	(1,954)	2012	25
2025	Scottsdale	AZ	—	—	4,102	1,311	—	5,378	5,378	(1,307)	2012	25
2026	Scottsdale	AZ	—	—	3,655	981	—	4,596	4,596	(829)	2012	25
2027	Scottsdale	AZ	—	—	7,168	1,204	—	8,354	8,354	(1,658)	2012	25
2028	Scottsdale	AZ	—	—	6,659	937	—	7,596	7,596	(1,516)	2012	25
0453	Tucson	AZ	—	215	6,318	1,363	326	7,045	7,371	(3,082)	2000	35
0556	Tucson	AZ	—	215	3,940	1,081	267	4,541	4,808	(1,357)	2003	43
1041	Brentwood	CA	—	—	30,864	2,658	187	32,848	33,035	(8,794)	2006	40
1200	Encino	CA	—	6,151	10,438	3,954	6,645	13,274	19,919	(4,553)	2006	33
0436	Murietta	CA	—	400	9,266	3,463	638	11,359	11,997	(5,272)	1999	33
0239	Poway	CA	—	2,700	10,839	2,822	2,887	11,778	14,665	(6,400)	1997	35
0318	Sacramento	CA	—	2,860	37,566	27,051	2,911	63,715	66,626	(7,765)	1998	25
2404	Sacramento	CA	—	1,268	5,109	198	1,299	5,277	6,576	(388)	2015	30
0234	San Diego	CA	—	2,848	5,879	1,450	3,009	5,052	8,061	(3,027)	1997	21
0235	San Diego	CA	—	2,863	8,913	2,913	3,068	9,299	12,367	(5,939)	1997	21
0236	San Diego	CA	—	4,619	19,370	4,023	4,711	16,976	21,687	(9,791)	1997	21
0421	San Diego	CA	—	2,910	19,984	16,294	2,964	34,905	37,869	(7,017)	1999	22
0564	San Jose	CA	—	1,935	1,728	2,303	1,935	3,338	5,273	(1,445)	2003	37

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2016				Year	Latest Income
			Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		State	December 31, 2016	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
0565	San Jose	CA	—	1,460	7,672	527	1,460	8,192	9,652	(3,237)	2003	37
0659	Los Gatos	CA	—	1,718	3,124	622	1,758	3,598	5,356	(1,194)	2000	34
1209	Sherman Oaks	CA	—	7,472	10,075	4,988	7,943	14,105	22,048	(6,483)	2006	22
0439	Valencia	CA	—	2,300	6,967	3,038	2,404	8,172	10,576	(3,442)	1999	35
1211	Valencia	CA	—	1,344	7,507	708	1,383	7,972	9,355	(2,157)	2006	40
0440	West Hills	CA	—	2,100	11,595	3,357	2,259	11,531	13,790	(5,425)	1999	32
0728	Aurora	CO	—	—	8,764	2,283	—	8,726	8,726	(2,918)	2005	39
1196	Aurora	CO	—	210	12,362	2,306	210	14,273	14,483	(3,805)	2006	40
1197	Aurora	CO	—	200	8,414	2,326	200	10,427	10,627	(3,096)	2006	33
0882	Colorado Springs	CO	—	—	12,933	10,672	—	22,462	22,462	(6,783)	2006	40
0814	Conifer	CO	—	—	1,485	35	13	1,508	1,521	(439)	2005	40
1199	Denver	CO	—	493	7,897	1,865	622	9,401	10,023	(3,037)	2006	33
0808	Englewood	CO	—	—	8,616	8,336	11	16,146	16,157	(5,303)	2005	35
0809	Englewood	CO	—	—	8,449	3,462	—	10,872	10,872	(3,929)	2005	35
0810	Englewood	CO	—	—	8,040	7,408	—	14,464	14,464	(4,853)	2005	35
0811	Englewood	CO	—	—	8,472	3,515	—	11,082	11,082	(3,769)	2005	35
0812	Littleton	CO	—	—	4,562	2,398	257	6,340	6,597	(2,505)	2005	35
0813	Littleton	CO	—	—	4,926	1,853	106	6,201	6,307	(1,994)	2005	38
0570	Lone Tree	CO	—	—	—	19,702	—	19,078	19,078	(5,989)	2003	39
0666	Lone Tree	CO	—	—	23,274	2,637	—	25,501	25,501	(7,583)	2000	37
2233	Lone Tree	CO	—	—	6,734	24,974	—	31,708	31,708	(624)	2014	*
1076	Parker	CO	—	—	13,388	782	8	14,089	14,097	(3,940)	2006	40
0510	Thornton	CO	—	236	10,206	3,382	454	13,345	13,799	(4,935)	2002	43
0433	Atlantis	FL	—	—	5,651	930	113	5,532	5,645	(2,703)	1999	35
0434	Atlantis	FL	—	—	2,027	274	5	2,149	2,154	(1,067)	1999	34
0435	Atlantis	FL	—	—	2,000	786	—	2,532	2,532	(1,323)	1999	32
0602	Atlantis	FL	—	455	2,231	918	455	2,886	3,341	(809)	2000	34
0604	Englewood	FL	—	170	1,134	407	198	1,359	1,557	(493)	2000	34
0609	Kissimmee	FL	—	788	174	636	788	722	1,510	(161)	2000	34
0610	Kissimmee	FL	—	481	347	739	493	1,007	1,500	(432)	2000	34
0671	Kissimmee	FL	—	—	7,574	2,318	—	8,586	8,586	(2,644)	2000	36
0603	Lake Worth	FL	—	1,507	2,894	1,807	1,507	4,569	6,076	(1,706)	2000	34
0612	Margate	FL	—	1,553	6,898	1,302	1,553	8,043	9,596	(2,521)	2000	34
0613	Miami	FL	—	4,392	11,841	3,925	4,392	14,606	18,998	(4,961)	2000	34
2202	Miami	FL	—	—	13,123	3,325	—	16,448	16,448	(1,858)	2014	25
2203	Miami	FL	—	—	8,877	1,837	—	10,713	10,713	(1,012)	2014	30
1067	Milton	FL	—	—	8,566	269	—	8,816	8,816	(2,310)	2006	40
2577	Naples	FL	—	—	29,186	—	—	29,186	29,186	—	2016	37
2578	Naples	FL	—	—	18,819	—	—	18,819	18,819	—	2016	46
0563	Orlando	FL	—	2,144	5,136	4,840	2,343	8,731	11,074	(3,860)	2003	37
0833	Pace	FL	—	—	10,309	2,899	26	10,888	10,914	(2,593)	2006	44
0834	Pensacola	FL	—	—	11,166	478	—	11,644	11,644	(3,020)	2006	45
0614	Plantation	FL	—	969	3,241	1,535	1,017	4,299	5,316	(1,444)	2000	34
0673	Plantation	FL	—	1,091	7,176	1,198	1,091	8,019	9,110	(2,298)	2002	36
2579	Punta Gorda	FL	—	—	9,379	—	—	9,379	9,379	—	2016	40
0701	St. Petersburg	FL	—	—	13,754	7,107	—	19,871	19,871	(5,021)	2006	28
1210	Tampa	FL	—	1,967	6,602	5,668	2,194	10,840	13,034	(5,008)	2006	25
1058	Blue Ridge	GA	—	—	3,231	18	—	3,249	3,249	(844)	2006	40
2576	Statesboro	GA	—	—	10,234	—	—	10,234	10,234	—	2016	28
1065	Marion	IL	—	99	11,484	747	100	12,205	12,305	(3,385)	2006	40
1057	Newburgh	IN	—	—	14,019	4,243	—	18,256	18,256	(4,583)	2006	40
2039	Kansas City	KS	—	440	2,173	17	448	2,181	2,629	(301)	2012	35
2043	Overland Park	KS	—	—	7,668	294	—	7,961	7,961	(1,022)	2012	40
0483	Wichita	KS	—	530	3,341	537	530	3,878	4,408	(1,546)	2001	45
1064	Lexington	KY	—	—	12,726	1,248	—	13,761	13,761	(4,004)	2006	40
0735	Louisville	KY	—	936	8,426	5,119	936	11,402	12,338	(9,366)	2005	11
0737	Louisville	KY	—	835	27,627	4,847	878	30,456	31,334	(9,862)	2005	37
0738	Louisville	KY	—	780	8,582	5,202	851	12,248	13,099	(6,988)	2005	18
0739	Louisville	KY	—	826	13,814	1,821	832	14,190	15,022	(4,373)	2005	38
0740	Louisville	KY	—	2,983	13,171	4,623	2,991	16,864	19,855	(6,585)	2005	30
1944	Louisville	KY	—	788	2,414	—	788	2,414	3,202	(579)	2010	25
1945	Louisville	KY	—	3,255	28,644	691	3,255	29,034	32,289	(6,083)	2010	30
1946	Louisville	KY	—	430	6,125	152	430	6,277	6,707	(1,241)	2010	30
2237	Louisville	KY	—	1,519	15,386	2,563	1,542	17,925	19,467	(1,345)	2014	25
2238	Louisville	KY	—	1,334	12,172	1,033	1,511	13,028	14,539	(1,181)	2014	25
2239	Louisville	KY	—	1,644	10,832	2,473	1,718	13,230	14,948	(933)	2014	25
1324	Haverhill	MA	—	800	8,537	2,122	869	9,609	10,478	(2,741)	2007	40
1213	Ellicott City	MD	—	1,115	3,206	2,614	1,222	5,491	6,713	(2,295)	2006	34
0361	GlenBurnie	MD	—	670	5,085	—	670	5,085	5,755	(2,567)	1999	35
1052	Towson	MD	—	—	14,233	3,611	—	15,150	15,150	(5,511)	2006	40
0240	Minneapolis	MN	—	117	13,213	2,343	117	15,031	15,148	(7,886)	1997	32

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2016				Year	Latest Income
			Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		State	December 31, 2016	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
0300	Minneapolis	MN	—	160	10,131	4,566	160	13,720	13,880	(6,552)	1997	35
2032	Independence	MO	—	—	48,025	787	—	48,812	48,812	(5,068)	2012	45
1078	Flowood	MS	—	—	8,413	753	—	9,139	9,139	(2,712)	2006	40
1059	Jackson	MS	—	—	8,868	114	—	8,982	8,982	(2,300)	2006	40
1060	Jackson	MS	—	—	7,187	2,182	—	9,369	9,369	(2,954)	2006	40
1068	Omaha	NE	—	—	16,243	1,147	17	17,317	17,334	(4,687)	2006	40
0729	Albuquerque	NM	—	—	5,380	423	—	5,658	5,658	(1,749)	2005	39
0348	Elko	NV	—	55	2,637	12	55	2,649	2,704	(1,356)	1999	35
0571	Las Vegas	NV	—	—	—	18,743	—	17,570	17,570	(5,859)	2003	40
0660	Las Vegas	NV	—	1,121	4,363	5,328	1,302	7,858	9,160	(3,045)	2000	34
0661	Las Vegas	NV	—	2,305	4,829	5,217	2,447	9,006	11,453	(3,500)	2000	34
0662	Las Vegas	NV	—	3,480	12,305	4,869	3,480	14,956	18,436	(4,874)	2000	34
0663	Las Vegas	NV	—	1,717	3,597	5,798	1,724	8,104	9,828	(2,043)	2000	34
0664	Las Vegas	NV	—	1,172	—	441	1,172	441	1,613	—	2000	*
0691	Las Vegas	NV	—	3,244	18,339	7,507	3,273	24,540	27,813	(8,712)	2004	30
2037	Mesquite	NV	—	—	5,559	206	—	5,754	5,754	(683)	2012	40
1285	Cleveland	OH	—	823	2,726	925	853	2,916	3,769	(1,156)	2006	40
0400	Harrison	OH	—	—	4,561	300	—	4,861	4,861	(2,417)	1999	35
1054	Durant	OK	—	619	9,256	1,825	659	11,021	11,680	(2,778)	2006	40
0817	Owasso	OK	—	—	6,582	1,399	—	5,865	5,865	(1,637)	2005	40
0404	Roseburg	OR	—	—	5,707	700	—	6,407	6,407	(2,805)	1999	35
2570	Limerick	PA	—	925	20,072	—	925	20,072	20,997	—	2016	31
2234	Philadelphia	PA	—	24,264	99,904	2,586	24,288	102,465	126,753	(7,078)	2014	35
2403	Philadelphia	PA	—	26,063	97,646	4,634	26,084	102,260	128,344	(6,900)	2015	25
2571	Wilkes-Barre	PA	—	—	9,138	—	—	9,138	9,138	—	2016	28
2573	Florence	SC	—	—	12,090	—	—	12,090	12,090	—	2016	37
2574	Florence	SC	—	—	12,190	—	—	12,190	12,190	—	2016	37
2575	Florence	SC	—	—	11,243	—	—	11,243	11,243	—	2016	29
0252	Clarksville	TN	—	765	4,184	60	772	4,237	5,009	(2,255)	1998	35
0624	Hendersonville	TN	—	256	1,530	1,585	256	2,705	2,961	(965)	2000	34
0559	Hermitage	TN	—	830	5,036	5,914	851	9,987	10,838	(3,840)	2003	35
0561	Hermitage	TN	—	596	9,698	4,967	596	13,553	14,149	(5,366)	2003	37
0562	Hermitage	TN	—	317	6,528	2,674	317	8,523	8,840	(3,586)	2003	37
0154	Knoxville	TN	—	700	4,559	4,863	700	9,327	10,027	(4,185)	1994	19
0625	Nashville	TN	—	955	14,289	3,035	955	15,880	16,835	(4,947)	2000	34
0626	Nashville	TN	—	2,050	5,211	3,737	2,055	8,326	10,381	(3,008)	2000	34
0627	Nashville	TN	—	1,007	181	723	1,060	826	1,886	(389)	2000	34
0628	Nashville	TN	—	2,980	7,164	2,722	2,980	9,515	12,495	(3,460)	2000	34
0630	Nashville	TN	—	515	848	293	528	1,127	1,655	(459)	2000	34
0631	Nashville	TN	—	266	1,305	1,458	266	2,536	2,802	(941)	2000	34
0632	Nashville	TN	—	827	7,642	3,891	827	10,318	11,145	(3,590)	2000	34
0633	Nashville	TN	—	5,425	12,577	4,491	5,425	16,758	22,183	(6,486)	2000	34
0634	Nashville	TN	—	3,818	15,185	8,406	3,818	22,746	26,564	(8,424)	2000	34
0636	Nashville	TN	—	583	450	303	583	753	1,336	(250)	2000	34
2611	Allen	TX	—	1,330	5,960	—	1,330	5,960	7,290	(33)	2016	35
2612	Allen	TX	—	1,310	4,165	—	1,310	4,165	5,475	(24)	2016	35
0573	Arlington	TX	—	769	12,355	3,864	769	15,434	16,203	(4,986)	2003	34
0576	Conroe	TX	—	324	4,842	2,421	324	6,198	6,522	(1,965)	2000	34
0577	Conroe	TX	—	397	7,966	2,443	397	9,921	10,318	(3,276)	2000	34
0578	Conroe	TX	—	388	7,975	3,946	388	11,733	12,121	(4,061)	2006	31
0579	Conroe	TX	—	188	3,618	1,338	188	4,822	5,010	(1,500)	2000	34
0581	Corpus Christi	TX	—	717	8,181	5,164	717	12,420	13,137	(4,635)	2000	34
0600	Corpus Christi	TX	—	328	3,210	3,780	328	6,468	6,796	(2,573)	2000	34
0601	Corpus Christi	TX	—	313	1,771	1,693	325	2,971	3,296	(968)	2000	34
2244	Cypress	TX	—	—	7,704	22,125	—	29,829	29,829	(816)	2015	*
0582	Dallas	TX	—	1,664	6,785	3,346	1,705	9,225	10,930	(3,298)	2000	34
1314	Dallas	TX	—	15,230	162,971	15,470	15,860	175,622	191,482	(49,189)	2006	35
0583	Fort Worth	TX	—	898	4,866	1,933	898	6,363	7,261	(2,248)	2000	34
0805	Fort Worth	TX	—	—	2,481	1,171	2	3,432	3,434	(1,598)	2005	25
0806	Fort Worth	TX	—	—	6,070	508	5	6,432	6,437	(1,875)	2005	40
2231	Fort Worth	TX	—	902	—	44	946	—	946	(8)	2014	**
1061	Granbury	TX	—	—	6,863	1,028	—	7,835	7,835	(1,823)	2006	40
0430	Houston	TX	—	1,927	33,140	7,424	2,151	38,994	41,145	(17,729)	1999	35
0446	Houston	TX	—	2,200	19,585	9,867	2,209	24,196	26,405	(16,770)	1999	17
0589	Houston	TX	—	1,676	12,602	5,453	1,706	16,174	17,880	(5,105)	2000	34
0670	Houston	TX	—	257	2,884	1,252	318	3,681	3,999	(1,360)	2000	35
0702	Houston	TX	—	—	7,414	1,754	7	8,492	8,499	(2,840)	2004	36
1044	Houston	TX	—	—	4,838	3,226	—	7,956	7,956	(3,189)	2006	40
2542	Houston	TX	—	304	17,764	—	304	17,764	18,068	(818)	2015	35
2543	Houston	TX	—	116	6,555	—	116	6,555	6,671	(357)	2015	30
2544	Houston	TX	—	312	12,094	—	312	12,094	12,406	(663)	2015	30
2545	Houston	TX	—	316	13,931	—	316	13,931	14,247	(582)	2015	40
2546	Houston	TX	—	408	18,332	—	408	18,332	18,740	(1,202)	2015	25
2547	Houston	TX	—	470	18,197	—	470	18,197	18,667	(1,011)	2015	30
2548	Houston	TX	—	313	7,036	—	313	7,036	7,349	(500)	2015	25
2549	Houston	TX	—	530	22,711	—	530	22,711	23,241	(836)	2015	45
0590	Irving	TX	—	828	6,160	2,652	828	8,541	9,369	(3,009)	2000	34
0700	Irving	TX	—	—	8,550	3,363	—	11,381	11,381	(4,472)	2006	34
1202	Irving	TX	—	1,604	16,107	1,000	1,633	16,992	18,625	(4,537)	2006	40
1207	Irving	TX	—	1,955	12,793	1,716	1,986	14,466	16,452	(3,998)	2006	40
2613	Kingwood	TX	—	3,035	32,388	—	3,035	32,388	35,423	(275)	2016	37
1062	Lancaster	TX	—	172	2,692	1,119	185	3,733	3,918	(1,356)	2006	39
2195	Lancaster	TX	—	—	1,138	672	131	1,679	1,810	(282)	2006	39
0591	Lewisville	TX	—	561	8,043	1,544	561	9,398	9,959	(3,090)	2000	34
0144	Longview	TX	—	102	7,998	665	102	8,220	8,322	(4,055)	1992	45

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2016				Year	Latest Income
			Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		State	December 31, 2016	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
0143	Lufkin	TX	—	338	2,383	73	338	2,416	2,754	(1,174)	1992	45
0568	Mckinney	TX	—	541	6,217	1,636	541	7,160	7,701	(2,489)	2003	36
0569	Mckinney	TX	—	—	636	8,082	—	8,012	8,012	(2,565)	2003	40
1079	Nassau Bay	TX	—	—	8,942	1,198	—	10,006	10,006	(2,915)	2006	40
0596	N Richland Hills	TX	—	812	8,883	2,654	812	11,114	11,926	(3,453)	2000	37
2048	North Richland Hills	TX	—	1,385	10,213	2,105	1,400	12,304	13,704	(2,188)	2012	30
1048	Pearland	TX	—	—	4,014	4,226	—	7,835	7,835	(2,686)	2006	40
2232	Pearland	TX	—	—	3,375	11,932	—	15,306	15,306	(263)	2014	*
0447	Plano	TX	—	1,700	7,810	6,310	1,791	13,325	15,116	(5,751)	1999	20
0597	Plano	TX	—	1,210	9,588	3,884	1,210	12,500	13,710	(4,049)	2000	34
0672	Plano	TX	—	1,389	12,768	2,445	1,389	13,916	15,305	(4,025)	2002	36
1284	Plano	TX	—	2,049	18,793	2,198	2,101	18,779	20,880	(6,705)	2006	40
1286	Plano	TX	—	3,300	—	—	3,300	—	3,300	—	2006	**
0815	San Antonio	TX	—	—	9,193	1,663	12	10,185	10,197	(3,237)	2006	35
0816	San Antonio	TX	3,622	—	8,699	2,822	174	10,739	10,913	(3,371)	2006	35
1591	San Antonio	TX	—	—	7,309	562	12	7,860	7,872	(1,780)	2010	30
1977	San Antonio	TX	—	—	26,191	1,141	—	27,087	27,087	(5,616)	2011	30
2559	Shenandoah	TX	—	—	—	19,550	—	19,550	19,550	—	2016	*
0598	Sugarland	TX	—	1,078	5,158	2,581	1,170	7,130	8,300	(2,538)	2000	34
0599	Texas City	TX	—	—	9,519	157	—	9,676	9,676	(2,763)	2000	37
0152	Victoria	TX	—	125	8,977	394	125	9,370	9,495	(4,580)	1994	45
2550	The Woodlands	TX	—	115	5,141	—	115	5,141	5,256	(242)	2015	35
2551	The Woodlands	TX	—	296	18,282	—	296	18,282	18,578	(741)	2015	40
2552	The Woodlands	TX	—	374	25,125	—	374	25,125	25,499	(908)	2015	45
1592	Bountiful	UT	—	999	7,426	470	999	7,897	8,896	(1,658)	2010	30
0169	Bountiful	UT	—	276	5,237	1,272	348	6,052	6,400	(2,727)	1995	45
0346	Castle Dale	UT	—	50	1,818	73	50	1,891	1,941	(994)	1998	35
0347	Centerville	UT	—	300	1,288	191	300	1,309	1,609	(666)	1999	35
2035	Draper	UT	5,240	—	10,803	161	—	10,964	10,964	(1,262)	2012	45
0469	Kaysville	UT	—	530	4,493	226	530	4,719	5,249	(1,651)	2001	43
0456	Layton	UT	—	371	7,073	1,208	389	8,023	8,412	(3,420)	2001	35
2042	Layton	UT	—	—	10,975	410	—	11,385	11,385	(1,181)	2012	45
0359	Ogden	UT	—	180	1,695	228	180	1,803	1,983	(906)	1999	35
1283	Ogden	UT	—	106	4,464	696	106	4,205	4,311	(4,133)	2006	40
0357	Orem	UT	—	337	8,744	1,827	306	8,312	8,618	(4,195)	1999	35
0371	Providence	UT	—	240	3,876	374	282	3,919	4,201	(1,912)	1999	35
0353	Salt Lake City	UT	—	190	779	164	201	921	1,122	(476)	1999	35
0354	Salt Lake City	UT	—	220	10,732	1,856	220	12,186	12,406	(6,249)	1999	35
0355	Salt Lake City	UT	—	180	14,792	2,162	180	16,429	16,609	(8,293)	1999	35
0467	Salt Lake City	UT	—	3,000	7,541	2,044	3,145	9,091	12,236	(3,396)	2001	38
0566	Salt Lake City	UT	—	509	4,044	1,686	509	5,317	5,826	(1,955)	2003	37
2041	Salt Lake City	UT	—	—	12,326	161	—	12,487	12,487	(1,353)	2012	45
2033	Sandy	UT	—	867	3,513	757	1,122	4,015	5,137	(979)	2012	20
0482	Stansbury	UT	—	450	3,201	380	450	3,422	3,872	(1,256)	2001	45
0351	Washington Terrace	UT	—	—	4,573	2,331	17	6,433	6,450	(3,478)	1999	35
0352	Washington Terrace	UT	—	—	2,692	1,297	15	3,382	3,397	(1,569)	1999	35
2034	West Jordan	UT	—	—	12,021	56	—	12,077	12,077	(1,288)	2012	45
2036	West Jordan	UT	753	—	1,383	808	—	2,190	2,190	(424)	2012	20
0495	West Valley City	UT	—	410	8,266	1,002	410	9,268	9,678	(4,238)	2002	35
0349	West Valley City	UT	—	1,070	17,463	128	1,036	17,581	18,617	(8,974)	1999	35
1208	Fairfax	VA	—	8,396	16,710	6,594	8,494	22,607	31,101	(7,815)	2006	28
2230	Fredericksburg	VA	—	1,101	8,570	—	1,101	8,570	9,671	(592)	2014	40
0572	Reston	VA	—	—	11,902	575	—	11,827	11,827	(4,244)	2003	43
0448	Renton	WA	—	—	18,724	2,211	—	19,685	19,685	(9,485)	1999	35
0781	Seattle	WA	—	—	52,703	15,124	—	63,876	63,876	(20,187)	2004	39
0782	Seattle	WA	—	—	24,382	12,330	126	34,970	35,096	(12,005)	2004	36
0783	Seattle	WA	—	—	5,625	1,318	183	6,633	6,816	(6,208)	2004	10
0785	Seattle	WA	—	—	7,293	4,796	—	10,875	10,875	(3,710)	2004	33
1385	Seattle	WA	—	—	45,027	3,450	—	48,299	48,299	(13,505)	2007	30
2038	Evanston	WY	—	—	4,601	9	—	4,610	4,610	(555)	2012	40
			$9,615	$257,661	$2,641,298	$674,982	$265,244	$3,180,514	$3,445,758	$(827,741)
Other non-reportable segments
Other-Hospitals
0126	Sherwood	AR	—	709	9,604	709	709	9,587	10,296	(5,517)	1989	45
0113	Glendale	AZ	—	1,565	7,050	1,565	1,565	7,050	8,615	(4,130)	1988	45
1038	Fresno	CA	—	3,652	29,113	3,652	3,652	51,048	54,700	(15,131)	2006	40
0423	Irvine	CA	—	18,000	70,800	18,000	18,000	70,800	88,800	(34,732)	1999	35
0127	Colorado Springs	CO	—	690	8,338	690	690	8,338	9,028	(4,780)	1989	45
0887	Atlanta	GA	—	4,300	13,690	4,300	4,300	11,890	16,190	(5,846)	2007	40
0112	Overland Park	KS	—	2,316	10,681	2,316	2,316	10,680	12,996	(6,481)	1988	45
1383	Baton Rouge	LA	—	690	8,545	690	690	8,496	9,186	(3,621)	2007	40
2031	Slidell	LA	—	3,000	—	3,000	3,000	643	3,643	—	2012	**
0886	Dallas	TX	—	1,820	8,508	1,820	1,820	7,454	9,274	(1,832)	2007	40
1319	Dallas	TX	—	18,840	155,659	18,840	18,840	157,084	175,924	(43,809)	2007	35
1384	Plano	TX	—	6,290	22,686	6,290	6,290	28,202	34,492	(11,476)	2007	25
2198	Webster	TX	—	2,220	9,602	2,220	2,220	9,602	11,822	(1,415)	2013	35
Other-Post-acute/skilled nursing
2469	Rural Retreat	VA	—	1,876	14,720	1,876	1,876	14,720	16,596	(509)	2013	35
Other-United Kingdom
2210	Adlington	EG	—	500	6,492	594	594	8,180	8,774	(469)	2014	45
2211	Adlington	EG	—	519	3,944	519	519	3,944	4,463	(237)	2014	60
2216	Alderley Edge	EG	—	1,143	7,963	1,143	1,143	7,963	9,106	(432)	2014	60
2217	Alderley Edge	EG	—	1,112	6,236	1,112	1,112	6,236	7,348	(355)	2014	60
2340	Altrincham	EG	—	1,594	17,073	1,594	1,594	17,073	18,667	(652)	2015	45
2312	Armley	EG	—	408	2,439	408	408	2,439	2,847	(162)	2015	45
2313	Armley	EG	—	914	2,844	914	914	2,844	3,758	(195)	2015	45
2309	Ashton under Lyne	EG	—	593	4,116	593	593	4,116	4,709	(274)	2015	40
2206	Bangor	EG	—	352	1,885	352	352	1,885	2,237	(140)	2014	50
2207	Batley	EG	—	593	2,925	593	593	2,925	3,518	(299)	2014	45
2336	Birmingham	EG	—	618	2,238	618	618	2,787	3,405	(263)	2015	45
2320	Bishopbriggs	EG	—	828	3,805	828	828	3,804	4,632	(263)	2015	40
2323	Bonnyrigg	EG	—	865	5,698	865	865	5,697	6,562	(374)	2015	40
2335	Cardiff	EG	—	1,310	4,418	1,310	1,310	5,097	6,407	(393)	2015	45
2223	Catterick Garrison	EG	—	729	1,340	729	729	1,340	2,069	(194)	2014	50
2226	Christleton	EG	—	482	4,661	482	482	4,661	5,143	(250)	2014	50
2327	Croydon	EG	—	1,458	2,278	1,458	1,458	2,293	3,751	(170)	2015	45
2221	Disley	EG	—	315	1,480	315	315	1,480	1,795	(115)	2014	50
2227	Disley	EG	—	630	3,620	630	630	3,620	4,250	(199)	2014	60
2306	Dukinfield	EG	—	692	3,702	692	692	3,702	4,394	(240)	2015	40
2316	Dukinfield	EG	—	358	2,275	358	358	2,275	2,633	(137)	2015	50
2317	Dukinfield	EG	—	482	2,567	482	482	2,568	3,050	(180)	2015	40
2318	Dumbarton	EG	—	840	3,493	840	840	3,494	4,334	(249)	2015	40
2303	Eckington	EG	—	457	1,496	457	457	1,496	1,953	(124)	2015	40
2333	Edinburgh	EG	—	4,140	22,043	4,140	4,140	22,552	26,692	(1,371)	2015	40
2208	Elstead	EG	—	816	2,795	816	815	2,796	3,611	(228)	2014	45
2328	Forfar	EG	—	779	5,662	779	778	6,052	6,830	(399)	2015	40
2214	Gilroyd	EG	—	911	1,544	911	911	1,544	2,455	(212)	2014	50
2330	Glasgow	EG	—	1,693	6,069	1,693	1,693	7,172	8,865	(567)	2015	40
2307	Hyde	EG	—	1,273	4,698	1,273	1,273	4,699	5,972	(338)	2015	45
2324	Lewisham	EG	—	1,755	6,497	1,755	1,755	7,048	8,803	(501)	2015	40
2332	Linlithgow	EG	—	1,322	6,790	1,322	1,322	7,337	8,659	(494)	2015	40
2213	Ilkley	EG	—	871	2,300	871	871	2,299	3,170	(265)	2014	45
2209	Kingswood	EG	—	952	3,547	952	952	3,547	4,499	(267)	2014	45
2212	Kirk Hammerton	EG	—	400	512	400	400	512	912	(86)	2014	50
2310	Kirkby	EG	—	519	2,477	519	519	2,477	2,996	(175)	2015	40

						Costs						Life on Which
						Capitalized	Gross Amount at Which Carried					Depreciation in
				Initial Cost to Company		Subsequent	As of December 31, 2016				Year	Latest Income
			Encumbrances at		Buildings and	to		Buildings and		Accumulated	Acquired/	Statement is
City		State	December 31, 2016	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation	Constructed	Computed
2304	Knotty Ash	EG	—	593	2,077	593	593	2,077	2,670	(157)	2015	40
2322	Laindon	EG	—	1,088	2,531	1,088	1,088	2,531	3,619	(191)	2015	40
2215	Leeds	EG	—	460	726	460	460	727	1,187	(129)	2014	45
2326	Limehouse	EG	—	2,027	2,894	2,027	2,027	2,915	4,942	(235)	2015	40
2321	Luton	EG	—	976	2,894	976	976	2,895	3,871	(195)	2015	40
2339	Manchester	EG	—	1,539	13,824	1,539	1,539	13,824	15,363	(538)	2015	45
2225	N Wadebridge	EG	—	272	5,625	272	271	5,625	5,896	(341)	2014	50
2331	Paisley	EG	—	1,125	3,649	1,125	1,125	3,660	4,785	(256)	2015	40
2308	Prescot	EG	—	494	1,766	494	494	1,767	2,261	(144)	2015	40
2305	Prescot	EG	—	581	2,176	581	581	2,175	2,756	(165)	2015	40
2219	Ripon	EG	—	173	827	173	173	827	1,000	(85)	2014	45
2319	Sheffield	EG	—	680	2,470	680	680	2,470	3,150	(176)	2015	40
2314	Stalybridge	EG	—	643	3,295	643	643	3,295	3,938	(221)	2015	40
2315	Stalybridge	EG	—	507	1,723	507	507	1,723	2,230	(123)	2015	50
2218	Stapeley	EG	—	908	5,928	908	908	5,928	6,836	(374)	2014	60
2325	Stirling	EG	—	828	4,502	828	828	4,914	5,742	(339)	2015	40
2329	Stirling	EG	—	1,013	3,691	1,013	1,013	4,281	5,294	(344)	2015	40
2224	Stockton-on-Tees	EG	—	267	1,905	267	267	1,905	2,172	(158)	2014	50
2220	Thornton-Cleveleys	EG	—	834	4,170	834	834	4,171	5,005	(317)	2014	50
2228	Upper Wortley	EG	—	415	3,074	415	414	3,074	3,488	(209)	2014	50
2311	Wigan	EG	—	655	2,430	655	654	2,429	3,083	(213)	2015	40
2337	Wigan	EG	—	494	1,662	494	493	1,676	2,169	(142)	2015	40
2338	Wigan	EG	—	433	3,460	433	432	3,481	3,913	(229)	2015	40
2222	Woolmer Green	EG	—	760	5,536	760	760	5,536	6,296	(380)	2014	50
2334	Wotton under Edge	EG	—	581	2,275	581	581	2,424	3,005	(208)	2015	40
			$—	$117,537	$618,028	$117,631	$117,624	$651,878	$769,502	$(156,417)

Total operations properties			$624,598	$1,870,192	$10,369,449	$2,313,407	$1,881,487	$12,093,091	$13,974,578	$(2,648,841)
Corporate and other assets			(806)	—	—	338	—	182	182	(89)
Total			$623,792	$1,870,192	$10,369,449	$2,313,745	$1,881,487	$12,093,273	$13,974,760	$(2,648,930)

*	Property is in development and not yet placed in service or taken out of service and placed in redevelopment.
**	Represents land parcels which are not depreciated.
(1)	At December 31, 2016, the tax basis of the Company’s net real estate assets is less than the reported amounts by $1.2 billion (unaudited).
(b)	A summary of activity for real estate and accumulated depreciation follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Real estate:
Balances at beginning of year	$14,330,257	$12,931,832	$12,592,841
Acquisition of real estate and development and improvements	987,135	1,930,931	756,043
Disposition of real estate	(577,799)	(121,374)	(169,311)
Impairments	—	(3,118)	—
Balances associated with changes in reporting presentation(1)	(764,833)	(408,014)	(247,741)
Balances at end of year	$13,974,760	$14,330,257	$12,931,832
Accumulated depreciation:
Balances at beginning of year	$2,476,015	$2,190,486	$1,965,592
Depreciation expense	465,945	418,591	384,019
Disposition of real estate	(109,949)	(17,251)	(55,745)
Balances associated with changes in reporting presentation(1)	(183,081)	(115,811)	(103,380)
Balances at end of year	$2,648,930	$2,476,015	$2,190,486

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

Dated: February 13, 2017

HCP, Inc. (Registrant)

/s/ THOMAS M. HERZOG
Thomas M. Herzog,
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL D. MCKEE	Executive Chairman of the Board	February 13, 2017
Michael D. McKee

/s/ THOMAS M. HERZOG	Chief Executive Officer	February 13, 2017
Thomas M. Herzog	(Principal Executive Officer and Principal Financial Officer), Director

/s/ Scott A. Anderson	Executive Vice President and Chief	February 13, 2017
Scott A. Anderson	Accounting Officer (Principal Accounting Officer)

/s/ Brian G. Cartwright	Director	February 13, 2017
Brian G. Cartwright

/s/ Christine N. Garvey	Director	February 13, 2017
Christine N. Garvey

/s/ David B. Henry	Director	February 13, 2017
David B. Henry

/s/ James P. Hoffmann	Director	February 13, 2017
James P. Hoffmann

/s/ Peter L. Rhein	Director	February 13, 2017
Peter L. Rhein

/s/ Joseph P. Sullivan	Director	February 13, 2017
Joseph P. Sullivan

EXHIBIT INDEX

Exhibit		Incorporated by reference herein
Number	Description	Form	Date Filed
2.1

Purchase and Sale Agreement, dated as of October 16, 2012, by and among BRE/SW Portfolio LLC, those owner entities listed on Schedule 1 thereto, HCP, Inc. and Emeritus Corporation; and First Amendment to such Purchase and Sale Agreement, by and among such parties, dated as of December 4, 2012.***

		Quarterly Report on Form 10‑Q (File No. 001‑08895)	May 2, 2013
2.2	Master Contribution and Transactions Agreement, dated April 23, 2014, by and between HCP, Inc. and Brookdale Senior Living Inc.***	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
2.3	Separation and Distribution Agreement, dated October 31, 2016, by and between HCP and Quality Care Properties, Inc.	Current Report on Form 8-K (File No. 001-08895)	October 31, 2016
3.1	Articles of Restatement of HCP.	Registration Statement on Form S‑3 (Registration No. 333‑182824)	July 24, 2012
3.2	Fifth Amended and Restated Bylaws of HCP.	Current Report on Form 8‑K (File No. 001‑08895)	February 11, 2015
3.3	Amendment No. 1 to Fifth Amended and Restated Bylaws of HCP.	Current Report on Form 8‑K (File No. 001‑08895)	February 1, 2016
4.1	Indenture, dated as of September 1, 1993, between HCP and The Bank of New York, as Trustee.	Registration Statement on Form S‑3/A (Registration No. 333‑86654)	May 21, 2002
4.1.1	First Supplemental Indenture dated as of January 24, 2011, to the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Current Report on Form 8‑K (File No. 001‑08895)	January 24, 2011
4.2	Indenture, dated November 19, 2012, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑ 08895)	November 19, 2012
4.2.1	First Supplemental Indenture, dated November 19, 2012, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	November 19, 2012
4.2.2	Second Supplemental Indenture, dated November 12, 2013, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	November 13, 2013
4.2.3	Third Supplemental Indenture dated February 21, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	February 24, 2014
4.2.4	Fourth Supplemental Indenture, dated August 14, 2014, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	August 14, 2014
4.2.5	Fifth Supplemental Indenture, dated January 21, 2015, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	January 21, 2015

Exhibit		Incorporated by reference herein
Number	Description	Form	Date Filed
4.2.6	Sixth Supplemental Indenture, dated May 20, 2015, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	May 20, 2015
4.2.7	Seventh Supplemental Indenture dated December 1, 2015, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	December 1, 2015
4.3	Form of Fixed Rate Global Medium‑Term Note.	Current Report on Form 8‑K (File No. 001‑08895)	November 20, 2003
4.4	Form of Floating Rate Global Medium‑Term Note.	Current Report on Form 8‑K (File No. 001‑08895)	November 20, 2003
4.5	Form of Fixed Rate Global Medium‑Term Note.	Current Report on Form 8‑K (File No. 001‑08895)	February 17, 2006
4.6	Form of Floating Rate Global Medium‑Term Note.	Current Report on Form 8‑K (File No. 001‑08895)	February 17, 2006
4.7

Officers’ Certificate, dated April 22, 2005, pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled “5 5/8% Senior Notes due May 1, 2017”.

		Current Report on Form 8‑K (File No. 001‑08895)	April 27, 2005
4.8

Officers’ Certificate, dated February 17, 2006, pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as trustee, setting forth the terms of HCP’s Fixed Rate Medium‑Term Notes and Floating Rate Medium‑Term Notes.

		Current Report on Form 8‑K (File No. 001‑08895)	February 17, 2006
4.9	Form of 3.75% Senior Notes due 2019.	Current Report on Form 8‑K (File No. 001‑08895)	January 23, 2012
4.10	Form of 3.15% Senior Notes due 2022.	Current Report on Form 8‑K (File No. 001‑08895)	July 23, 2012
4.11	Form of 2.625% Senior Notes due 2020.	Current Report on Form 8‑K (File No. 001‑08895)	November 19, 2012
4.12	Form of 4.250% Senior Notes due 2023.	Current Report on Form 8‑K (File No. 001‑08895)	November 13, 2013
4.13	Form of 4.20% Senior Notes due 2024.	Current Report on Form 8‑K (File No. 001‑08895)	February 24, 2014
4.14	Form of 3.875% Senior Notes due 2024.	Current Report on Form 8‑K (File No. 001‑08895)	August 14, 2014
4.15	Form of 3.400% Senior Notes due 2025.	Current Report on Form 8‑K (File No. 001‑08895)	January 21, 2015
4.16	Form of 4.000% Senior Notes due 2025.	Current Report on Form 8‑K (File No. 001‑08895)	May 20, 2015
4.17	Form of 4.000% Senior Notes due 2022.	Current Report on Form 8‑K (File No. 001‑08895)	December 1, 2015
10.1	Second Amended and Restated Director Deferred Compensation Plan.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 3, 2009

Exhibit		Incorporated by reference herein
Number	Description	Form	Date Filed
10.2	Amended and Restated Executive Retirement Plan, effective as of May 7, 2003.*	Annual Report on Form 10‑K (File No. 001‑08895)	March 15, 2004
10.3	2006 Performance Incentive Plan, as amended and restated.*	Annex 2 to HCP’s Proxy Statement (File No. 001‑08895)	March 10, 2009
10.3.1	Form of Employee 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with five‑year installment vesting.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	April 28, 2009
10.3.2	Form of Director 2006 Performance Incentive Plan Director Stock Unit Award Agreement with four‑year installment vesting.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	August 4, 2009
10.3.3	HCP, Inc. Terms and Conditions Applicable to Restricted Stock Unit Awards Granted Under the 2006 Performance Incentive Plan.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	May 3, 2011
10.3.4	Form of Employee 2006 Performance Incentive Plan Nonqualified Stock Option Agreement.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	May 1, 2012
10.3.5	Form of Employee 2006 Performance Incentive Plan Performance‑Based Restricted Stock Unit Agreement.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	May 1, 2012
10.3.6	Form of Employee 2006 Performance Incentive Plan Time‑Based Restricted Stock Unit Agreement.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	May 1, 2012
10.3.7	Restricted Stock Unit Award Agreement, dated as of October 3, 2013, by and between HCP and Timothy M. Schoen.*	Quarterly Report on Form 10‑Q (File 001‑ 08895)	November 4, 2013
10.3.8	Amended 2013 Restricted Stock Award Agreement, dated as of December 20, 2013, by and between HCP and Lauralee E. Martin.*	Annual Report on Form 10‑K (File No. 001‑08895)	February 11, 2014
10.3.9	HCP Executive Severance Plan	Quarterly Report on Form 10-Q (File No. 001-08895)	November 1, 2016
10.4	HCP, Inc. 2014 Performance Incentive Plan.*	Current Report on Form 8‑K (File No. 001‑08895)	May 6, 2014
10.4.1	Form of 2014 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Award Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.2	Form of 2014 Performance Incentive Plan CEO Annual LTIP Restricted Stock Unit Award Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.3	Form of 2014 Performance Incentive Plan CEO Annual LTIP Option Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.4	Form of 2014 Performance Incentive Plan CEO 3-Year LTIP Restricted Stock Unit Award Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.5	Form of 2014 Performance Incentive Plan NEO Annual LTIP Restricted Stock Unit Award Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.6	Form of 2014 Performance Incentive Plan NEO Annual LTIP Option Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.7	Form of 2014 Performance Incentive Plan NEO 3-Year LTIP Restricted Stock Unit Award Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014

Exhibit		Incorporated by reference herein
Number	Description	Form	Date Filed
10.4.8	Form of 2014 Performance Incentive Plan Non-NEO Restricted Stock Unit Award Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.9	Form of 2014 Performance Incentive Plan Non-NEO Option Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.10	Form of 2014 Performance Incentive Plan Non-Employee Directors Stock-for-Fees Program.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.4.11	Form of CEO 3-Year LTIP RSU Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.4.12	Form of CEO 1-Year LTIP RSU Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.4.13	Form of CEO Retentive LTIP RSU Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.4.14	Form of NEO 3-Year LTIP RSU Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 9, 2015
10.4.15	Form of NEO 1-Year LTIP RSU Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.4.16	Form of NEO Retentive LTIP RSU Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 9, 2015
10.4.17	Form of Non-Employee Director RSU Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.5	Change in Control Severance Plan.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	October 30, 2012
10.5.1	HCP Change in Control Severance Plan (as Amended and Restated as of May 6, 2016).*	Quarterly Report on Form 10-Q (File No. 001 08895)	November 1, 2016
10.6	Amended and Restated Dividend Reinvestment and Stock Purchase Plan, amended as of July 25, 2012.	Registration Statement on Form S‑3 (Registration No. 333‑182824)	July 24, 2012 and as supplemented on July 25, 2012
10.7	Amended and Restated Dividend Reinvestment and Stock Purchase Plan, amended as of June 26, 2015.	Registration Statement on Form S‑3 (Registration No. 333‑205241)	June 26, 2015 and as supplemented on June 26, 2015
10.8	Form of Directors and Officers Indemnification Agreement.*	Annual Report on Form 10‑K, as amended (File No. 001‑08895)	February 12, 2008
10.9	Employment Agreement, dated as of January 26, 2012, by and between HCP and Paul F. Gallagher.*	Current Report on Form 8‑K (File 001‑08895)	February 1, 2012
10.10	Employment Agreement, dated as of January 26, 2012, by and between HCP and Timothy M. Schoen.*	Current Report on Form 8‑K (File 001‑08895)	February 1, 2012
10.10.1	Amendment No. 1, dated as of April 5, 2013, to the Employment Agreement, dated as of January 26, 2012, by and between HCP and Timothy M. Schoen.*	Current Report on Form 8‑K (File 001‑08895)	April 5, 2013
10.10.2	Term Sheet Amendment to Employment Agreement, dated as of October 3, 2013, by and between HCP and Timothy M. Schoen.*	Current Report on Form 8‑K (File 001‑ 08895)	October 3, 2013
10.10.3	Amendment No. 2, dated as of October 31, 2013, to the Employment Agreement, dated as of January 26, 2012, by and between HCP and Timothy M. Schoen.*	Quarterly Report on Form 10‑Q (File 001‑08895)	November 4, 2013

Exhibit		Incorporated by reference herein
Number	Description	Form	Date Filed
10.11	Employment Agreement, dated as of October 2, 2013, by and between HCP and Lauralee E. Martin.*	Current Report on Form 8‑K (File 001‑08895)	October 3, 2013
10.12	Employment Agreement, effective as of September 8, 2015, by and between HCP and J. Justin Hutchens.*	Quarterly Report on Form 10‑Q (File 001‑08895)	November 3, 2015
10.12.1	Amendment No. 1 to Employment Agreement, dated as of September 1, 2015, by and between HCP and J. Justin Hutchens.*	Quarterly Report on Form 10‑Q (File 001‑08895)	November 3, 2015
10.13	Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, dated as of January 20, 1999.	Annual Report on Form 10‑K (File No. 001‑ 08895)	March 29, 1999
10.14	Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, dated as of August 17, 2001, as amended.	Current Report on Form 8‑K (File No. 001‑08895)	November 9, 2012
10.15	Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 2, 2003.	Quarterly Report on Form 10‑Q (File No. 001‑ 08895)	November 12, 2003
10.15.1	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of September 29, 2004.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 8, 2004
10.15.2	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 29, 2004.	Annual Report on Form 10‑K (File No. 001‑08895)	March 15, 2005
10.15.3

Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC and New Member Joinder Agreement, dated as of October 19, 2005, by and among HCP, HCPI/Tennessee, LLC and A. Daniel Weyland.

		Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 1, 2005
10.15.4	Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, effective as of January 1, 2007.	Annual Report on Form 10‑K, as amended (File No. 001‑08895)	February 12, 2008
10.16	Amended and Restated Limited Liability Company Agreement of HCP DR California II, LLC, dated as of June 1, 2014.	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.17	Credit Agreement, dated March 11, 2011, by and among HCP, as borrower, the lenders referred to therein, and Bank of America, N.A., as administrative agent.	Current Report on Form 8‑K (File No. 001‑08895)	March 15, 2011
10.17.1	Amendment No. 1 to Credit Agreement, dated March 27, 2012, by and among HCP, as borrower, the lenders referred to therein and Bank of America, N.A., as administrative agent.	Current Report on Form 8‑K (File No. 001‑08895)	March 29, 2012

Exhibit		Incorporated by reference herein
Number	Description	Form	Date Filed
10.17.2	Amendment No. 2 to Credit Agreement, dated May 7, 2013, by and among HCP, as borrower, the financial institutions referred to therein, and Bank of America, N.A., as administrative agent.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	August 2, 2013
10.17.3	Amendment No. 3 to Credit Agreement, dated March 31, 2014, by and among the Company, as borrower, the financial institutions referred to therein, and Bank of America, N.A., as administrative agent.	Current Report on Form 8‑K (File No. 001‑08895)	March 31, 2014
10.17.4	Amendment No. 4 to Credit Agreement, dated November 24, 2014, by and among the Company, as borrower, the financial institutions referred to therein, and Bank of America, N.A., as administrative agent.	Annual Report on Form 10‑K (File No. 001‑08895)	February 10, 2015
10.17.5

Amendment No. 5 to Credit Agreement, dated September 27, 2016, by and among the Company, as borrower, the financial institutions referred to therein, and Bank of America, N.A., as administrative agent.

		Current Report on Form 8‑K (File No. 001‑ 08895)	September 28, 2016
10.18

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
10.18.1

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

		Annual Report on Form 10‑K (File No. 001‑08895)	February 12, 2013

Exhibit		Incorporated by reference herein
Number	Description	Form	Date Filed
10.18.2

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
10.19

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

		Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 4, 2014
10.19.1	First Amendment to Amended and Restated Master Lease and Security Agreement and Option Exercise Notice, dated as of December 29, 2014, by and between HCP, Inc. and Brookdale Senior Living Inc.**	Annual Report on Form 10-K (File No. 1-08895)	February 10, 2015
10.19.2

Second Amendment to Amended and Restated Master Lease and Security Agreement, dated as of January 1, 2015, by and among the entities collectively defined therein as Lessor, consisting of HCP and certain of its subsidiaries, the entities collectively defined therein as Lessee, each a subsidiary of Brookdale Senior Living Inc., and Brookdale Senior Living Inc. as guarantor.**

		Annual Report on Form 10-K (File No. 1-08895)	February 10, 2015

Exhibit		Incorporated by reference herein
Number	Description	Form	Date Filed
10.19.3

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
10.20

At-the-Market Equity Offering Sales Agreement, dated June 26, 2015, among HCP, J.P. Morgan Securities LLC, BNY Mellon Capital Markets, Citigroup Global Markets Inc., LLC, Credit Agricole Securities (USA) Inc., Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC and UBS Securities LLC.

		Current Report on Form 8-K (File No. 1-08895)	June 26, 2015
21.1	Subsidiaries of the Company.†
23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.†
31.1	Certification by Thomas M. Herzog, HCP’s Principal Executive Officer and Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a‑14(a).†
32.1	Certification by Thomas M. Herzog, HCP’s Principal Executive Officer and Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a‑14(b) and 18 U.S.C. Section 1350.†
101.INS	XBRL Instance Document.†
101.SCH	XBRL Taxonomy Extension Schema Document.†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

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