Form 10-Q
period 2017-03-31
HCP, INC.
filed 2017-05-02
CIK 765880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☐ NO ☒

At April 28, 2017, there were 468,572,028 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

HCP, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Real estate:
Buildings and improvements	$11,008,771	$11,692,654
Development costs and construction in progress	430,007	400,619
Land	1,772,174	1,881,487
Accumulated depreciation and amortization	(2,577,248)	(2,648,930)
Net real estate	10,633,704	11,325,830
Net investment in direct financing leases	712,540	752,589
Loans receivable, net	788,486	807,954
Investments in and advances to unconsolidated joint ventures	827,202	571,491
Accounts receivable, net of allowance of $3,941 and $4,459, respectively	31,500	45,116
Cash and cash equivalents	764,114	94,730
Restricted cash	60,806	42,260
Intangible assets, net	432,109	479,805
Assets held for sale, net	—	927,866
Other assets, net	605,407	711,624
Total assets	$14,855,868	$15,759,265
LIABILITIES AND EQUITY
Bank line of credit	$492,421	$899,718
Term loans	274,103	440,062
Senior unsecured notes	7,136,336	7,133,538
Mortgage debt	147,329	623,792
Other debt	91,263	92,385
Intangible liabilities, net	54,472	58,145
Liabilities of assets held for sale, net	—	3,776
Accounts payable and accrued liabilities	344,908	417,360
Deferred revenue	141,561	149,181
Total liabilities	8,682,393	9,817,957
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 468,446,208 and 468,081,489 shares issued and outstanding, respectively	468,446	468,081
Additional paid-in capital	8,203,778	8,198,890
Cumulative dividends in excess of earnings	(2,802,218)	(3,089,734)
Accumulated other comprehensive loss	(28,658)	(29,642)
Total stockholders’ equity	5,841,348	5,547,595
Joint venture partners	154,161	214,377
Non-managing member unitholders	177,966	179,336
Total noncontrolling interests	332,127	393,713
Total equity	6,173,475	5,941,308
Total liabilities and equity	$14,855,868	$15,759,265

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental and related revenues	$286,218	$290,380
Tenant recoveries	33,675	31,375
Resident fees and services	140,232	165,763
Income from direct financing leases	13,712	14,910
Interest income	18,331	18,029
Total revenues	492,168	520,457
Costs and expenses:
Interest expense	86,718	122,062
Depreciation and amortization	136,554	139,855
Operating	159,081	175,957
General and administrative	22,478	25,451
Acquisition and pursuit costs	1,057	2,475
Total costs and expenses	405,888	465,800
Other income (expense):
Gain on sales of real estate, net	317,258	—
Other income, net	51,208	1,292
Total other income, net	368,466	1,292
Income before income taxes and equity income (loss) from unconsolidated joint ventures	454,746	55,949
Income tax benefit (expense)	6,162	(3,704)
Equity income (loss) from unconsolidated joint ventures	3,269	(908)
Income from continuing operations	464,177	51,337

Discontinued operations:
Income before income taxes	—	117,742
Income taxes	—	(49,334)
Total discontinued operations	—	68,408

Net income	464,177	119,745
Noncontrolling interests’ share in earnings	(3,032)	(3,626)
Net income attributable to HCP, Inc.	461,145	116,119
Participating securities’ share in earnings	(770)	(357)
Net income applicable to common shares	$460,375	$115,762

Basic earnings per common share:
Continuing operations	$0.98	$0.10
Discontinued operations	—	0.15
Net income applicable to common shares	$0.98	$0.25

Diluted earnings per common share:
Continuing operations	$0.97	$0.10
Discontinued operations	—	0.15
Net income applicable to common shares	$0.97	$0.25

Weighted average shares used to calculate earnings per common share:
Basic	468,299	466,074
Diluted	475,173	466,262

Dividends declared per common share	$0.37	$0.575

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$464,177	$119,745

Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities	9	(15)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized losses	(302)	(690)
Reclassification adjustment realized in net income	213	169
Change in Supplemental Executive Retirement Plan obligation	74	70
Foreign currency translation adjustment	990	(737)
Total other comprehensive income (loss)	984	(1,203)
Total comprehensive income	465,161	118,542
Total comprehensive income attributable to noncontrolling interests	(3,032)	(3,626)
Total comprehensive income attributable to HCP, Inc.	$462,129	$114,916

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share data)

(Unaudited)

				Cumulative	Accumulated
			Additional	Dividends	Other	Total	Total
	Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Of Earnings	Loss	Equity	Interests	Equity
January 1, 2017	468,081	$468,081	$8,198,890	$(3,089,734)	$(29,642)	$5,547,595	$393,713	$5,941,308
Net income	—	—	—	461,145	—	461,145	3,032	464,177
Other comprehensive income	—	—	—	—	984	984	—	984
Issuance of common stock, net	427	427	3,045	—	—	3,472	—	3,472
Conversion of DownREIT units to common stock	54	54	1,494	—	—	1,548	(1,548)	—
Repurchase of common stock	(116)	(116)	(3,416)	—	—	(3,532)	—	(3,532)
Amortization of deferred compensation	—	—	3,765	—	—	3,765	—	3,765
Common dividends ($0.37 per share)	—	—	—	(173,629)	—	(173,629)	—	(173,629)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,659)	(5,659)
Issuance of noncontrolling interests	—	—	—	—	—	—	650	650
Deconsolidation of noncontrolling interests	—	—	—	—	—	—	(58,061)	(58,061)
March 31, 2017	468,446	$468,446	$8,203,778	$(2,802,218)	$(28,658)	$5,841,348	$332,127	$6,173,475

				Cumulative	Accumulated
			Additional	Dividends	Other	Total	Total
	Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Of Earnings	Loss	Equity	Interests	Equity
January 1, 2016	465,488	$465,488	$11,647,039	$(2,738,414)	$(30,470)	$9,343,643	$402,674	$9,746,317
Net income	—	—	—	116,119	—	116,119	3,626	119,745
Other comprehensive loss	—	—	—	—	(1,203)	(1,203)	—	(1,203)
Issuance of common stock, net	1,428	1,428	33,978	—	—	35,406	—	35,406
Conversion of DownREIT units to common stock	—	—	—	—	—	—	(4,136)	(4,136)
Repurchase of common stock	(102)	(102)	(3,526)	—	—	(3,628)	—	(3,628)
Exercise of stock options	111	111	2,741	—	—	2,852	—	2,852
Amortization of deferred compensation	—	—	5,345	—	—	5,345	—	5,345
Common dividends ($0.575 per share)	—	—	—	(268,186)	—	(268,186)	—	(268,186)
Distributions to noncontrolling interests	—	—	(36)	—	—	(36)	(4,853)	(4,889)
Issuance of noncontrolling interests	—	—	—	—	—	—	2,200	2,200
Deconsolidation of noncontrolling interests	—	—	—	435	—	435	67	502
March 31, 2016	466,925	$466,925	$11,685,541	$(2,890,046)	$(31,673)	$9,230,747	$399,578	$9,630,325

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$464,177	$119,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	136,554	139,855
Discontinued operations	—	1,467
Amortization of deferred compensation	3,765	5,345
Amortization of deferred financing costs	3,858	5,280
Straight-line rents	(5,007)	(7,576)
Equity (income) loss from unconsolidated joint ventures	(3,269)	908
Distributions of earnings from unconsolidated joint ventures	7,842	1,589
Gain on sales of real estate, net	(317,258)	—
Deferred income tax (benefit) expense	(8,130)	49,156
Foreign exchange and other gains, net	(77)	(89)
Gain on sale of marketable securities	(50,895)	—
Other non-cash items	(583)	(922)
Changes in:
Accounts receivable, net	3,467	3,705
Other assets, net	(2,331)	(6,847)
Accounts payable and accrued liabilities	(38,984)	(42,999)
Net cash provided by operating activities	193,129	268,617
Cash flows from investing activities:
Acquisitions of real estate	—	(94,271)
Development of real estate	(75,166)	(99,096)
Leasing costs and tenant and capital improvements	(22,693)	(19,964)
Proceeds from sales of real estate, net	1,166,265	—
Contributions to unconsolidated joint ventures	(8,109)	(10,136)
Distributions in excess of earnings from unconsolidated joint ventures	870	5,336
Net proceeds from the RIDEA II transaction (Note 4)	480,613	—
Proceeds from the sales of Four Seasons investments	135,538	—
Principal repayments on direct financing leases, loans receivable and other	49,826	155,320
Investments in loans receivable and other	(15,000)	(117,282)
Decrease in restricted cash	3,073	14,336
Net cash provided by (used in) investing activities	1,715,217	(165,757)
Cash flows from financing activities:
Net (repayments) borrowings under bank line of credit	(375,812)	422,897
Repayments under bank line of credit	(37,032)	—
Repayment of term loan	(169,113)	—
Repayments of senior unsecured notes	—	(500,000)
Repayments of mortgage and other debt	(478,314)	(36,918)
Issuance of common stock and exercise of options	3,472	34,122
Repurchase of common stock	(3,532)	(3,628)
Dividends paid on common stock	(173,629)	(268,186)
Issuance of noncontrolling interests	650	2,200
Distributions to noncontrolling interests	(5,659)	(4,889)
Net cash used in financing activities	(1,238,969)	(354,402)
Effect of foreign exchange on cash and cash equivalents	7	(293)
Net increase (decrease) in cash and cash equivalents	669,384	(251,835)
Cash and cash equivalents, beginning of period	94,730	346,500
Cash and cash equivalents, end of period	$764,114	$94,665
Less: cash and cash equivalents of discontinued operations	—	(3,578)
Cash and Cash equivalents of continuing operations, end of period	$764,114	$91,087

See accompanying Notes to the Consolidated Financial Statements.

HCP, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  Business

HCP, Inc., a Standard & Poor’s (“S&P”) 500 company, is a Maryland corporation that is organized to qualify as a real estate investment trust (“REIT”) which, together with its consolidated entities (collectively, “HCP” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). The Company acquires, develops, leases, manages and disposes of healthcare real estate and provides financing to healthcare providers. The Company’s diverse portfolio is comprised of investments in the following reportable healthcare segments: (i) senior housing triple-net (“SH NNN”); (ii) senior housing operating portfolio (“SHOP”); (iii) life science and (iv) medical office.

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

The consolidated financial statements include the accounts of HCP, Inc., its wholly-owned subsidiaries, joint ventures (“JVs”) and VIEs that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).

Real Estate

On January 1, 2017 the Company adopted Accounting Standards Update (“ASU”) No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”) which narrows the Financial Accounting Standards Board’s (“FASB”) definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset, or a group of assets, or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. If this initial test is not met, a set cannot be considered a business unless it includes an acquired input and a substantive process that together significantly contribute to the ability to create outputs. In addition, ASU 2017-01 clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. This ASU is to be applied prospectively and the Company expects that a majority of its future real estate acquisitions and dispositions will be deemed asset transactions rather than business combinations. As a result, for asset acquisitions the Company will record identifiable assets acquired, liabilities assumed and any associated noncontrolling interests at cost on a relative fair value basis. In addition, for such asset acquisitions, no goodwill will be recognized, third party transaction costs will be capitalized and any associated contingent consideration will be recorded when the contingency is resolved.

Segment Reporting

The Company’s reportable segments, based on how it evaluates its business and allocates resources, are as follows: (i) SH NNN, (ii) SHOP, (iii) life science and (iv) medical office.

Prior to the third quarter of 2016, the Company had five reportable segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. During the third quarter of 2016, primarily as a result of the planned spin-off of Quality Care Properties, Inc. (“QCP”) (NYSE:QCP), the Company revised its operating analysis structure and changed its reportable segments. The Company believes the change to its reportable segments is appropriate and consistent with how its chief operating decision makers review the Company’s operating results and determine resource allocations. Accordingly, all prior period segment information has been reclassified to conform to the current period presentation.

Reclassifications

Certain amounts in the Company’s consolidated financial statements have been reclassified for prior periods to conform to the current period presentation. Certain prior period amounts have been reclassified on consolidated statements of operations for discontinued operations (see Note 4). See Segment Reporting above for additional reclassifications.

Recent Accounting Pronouncements

In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). The amendments in ASU 2017-05 clarify the scope of the FASB’s recently established guidance on nonfinancial asset derecognition which applies to the derecognition of all nonfinancial assets and in-substance nonfinancial assets. In addition, ASU 2017-05 clarifies the accounting for partial sales of nonfinancial assets and in-substance nonfinancial assets to align with the new revenue recognition standard (see below). ASU 2017-05 is effective for annual periods beginning after December 15, 2017, including interim periods within, and must be adopted in conjunction with the Revenue ASUs (as defined below). ASU 2017-05 can be adopted using a full retrospective approach or a modified retrospective approach, resulting in a cumulative-effect adjustment to equity as of the beginning of the fiscal year in which the guidance is effective. Under either transition election, the Company will reassess its partial sale of RIDEA II, completed in the first quarter of 2017, and record its retained 40% equity interest at fair value as of the sale completion date. The Company estimates the fair value of its retained equity investment as of the sale completion date to be approximately $107 million which upon adoption, will increase the Company’s gain on sales of real estate, net for the period ended March 31, 2017 by the same amount. See Note 4 for further information on the RIDEA II transaction.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments held by financial institutions and other organizations. The amendments in ASU 2016-13 eliminate the “probable” initial threshold for recognition of credit losses in current accounting guidance and, instead, reflect an entity’s current estimate of all expected credit losses over the life of the financial instrument. Previously, when credit losses were measured under current accounting guidance, an entity generally only considered past events and current conditions in measuring the incurred loss. The amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018. A reporting entity is required to apply the amendments in ASU 2016-13 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Upon adoption of ASU 2016-13, the Company is required to reassess its financing receivables, including direct finance leases and loans receivable, and expects that application of ASU 2016-13 may result in the Company recognizing credit losses at an earlier date than would otherwise be recognized under current accounting guidance. The Company is evaluating the impact of the adoption of ASU 2016-13 on January 1, 2020 to its consolidated financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the current accounting for leases to: (i) require lessees to put most leases on their balance sheets, but continue recognizing expenses on their income statements in a manner similar to requirements under current accounting guidance, (ii) eliminate current real estate specific lease provisions and (iii) modify the classification criteria and accounting for sales-type leases for lessors. ASU 2016-02 is effective for fiscal years, and interim periods within, beginning after December 15, 2018. Early adoption is permitted. The transition method required by ASU 2016-02 varies based on the specific amendment being adopted. As a result of adopting ASU 2016-02, the Company will recognize all of its operating leases for which it is the lessee, including corporate office leases and ground leases, on its consolidated balance sheets and will capitalize fewer legal costs related to the drafting and execution of its lease agreements. In addition, the Company expects that it will have to bifurcate lease agreements into lease components and certain non-lease components. Lease components will continue to be recognized on a straight-line basis over the lease term and certain non-lease components will be accounted for under the new revenue recognition guidance in ASU 2014-09. The Company is evaluating the impact of the adoption of ASU 2016-02 on January 1, 2019 to its consolidated financial position and results of operations.

Between May 2014 and May 2016, the FASB issued three ASUs changing the requirements for recognizing and reporting revenue (together, herein referred to as the “Revenue ASUs”): (i) ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), (ii) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) and (iii) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-12 provides practical expedients and improvements on the previously narrow scope of ASU 2014-09. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within, beginning after December 15, 2017. All subsequent ASUs related to ASU 2014-09, including ASU 2016-08 and ASU 2016-12, assumed the deferred effective date enforced by ASU 2015-14. Early adoption of the Revenue ASUs is permitted for annual periods, and interim periods within, beginning after December 15, 2016. A reporting entity may apply the amendments in the Revenue ASUs using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or full retrospective approach. The Company has not yet elected a transition method and is evaluating the complete impact of the adoption of the Revenue ASUs on January 1, 2018 to its consolidated financial position, results of operations and disclosures. The Company expects to complete its evaluation of the impacts of the Revenue ASUs during the second half of 2017. As the primary source of revenue for the Company is generated through leasing arrangements, which are excluded from the Revenue ASUs, the Company expects that it will be impacted in its recognition and disclosure of non-lease revenue, such as certain resident fees in its RIDEA structures (a portion of which are not generated through leasing arrangements), non-lease components of revenue from lease agreements (upon adoption of ASU 2016-02) and its recognition of real estate sale transactions. Under ASU 2014-09, revenue recognition for real estate sales is largely based on the transfer of control versus continuing involvement under current guidance. As a result, the Company generally expects that the new guidance will result in more transactions qualifying as sales of real estate and revenue being recognized at an earlier date than under current accounting guidance.

The following ASUs have been issued, but not yet adopted, and the Company does not expect a material impact to its consolidated financial position, results of operations, cash flows, or disclosures upon adoption:

•

ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 is effective for fiscal years, including interim periods within, beginning after December 15, 2019 (upon the first goodwill impairment test performed during that fiscal year). Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. A reporting entity must apply the amendments in ASU 2017-04 using a prospective approach.

•

ASU No. 2016-18, Restricted Cash (“ASU 2016-18”). ASU 2016-18 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach.

•

ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-15 using a full retrospective approach.

•

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
•

ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted as of the first interim period presented in any year following issuance. A reporting entity must apply the amendments in ASU 2016-16 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption.

NOTE 3.  Real Estate Property Investments

The following table summarizes the Company’s real estate acquisitions for the three months ended March 31, 2016 (in thousands):

	Consideration		Assets Acquired
	Cash Paid/	Liabilities		Net
Segment	Debt Settled	Assumed	Real Estate	Intangibles
SH NNN	$76,362	$1,200	$71,875	$5,687
Other non-reportable segments	17,909	—	16,596	1,313
	$94,271	$1,200	$88,471	$7,000

There were no real estate acquisitions for the three months ended March 31, 2017.

NOTE 4.  Discontinued Operations and Dispositions of Real Estate

Discontinued Operations - Quality Care Properties, Inc.

On October 31, 2016, the Company completed the spin-off (the “Spin-Off”) of its subsidiary, QCP. The Spin-Off included 338 properties, primarily comprised of the HCR ManorCare, Inc. (“HCRMC”) direct financing lease (“DFL”) investments and an equity investment in HCRMC. QCP is an independent, publicly-traded, self-managed and self-administrated REIT.

In connection with the Spin-Off, the Company entered into a Transition Services Agreement (“TSA”) with QCP. Per the terms of the TSA, the Company has agreed to provide certain administrative and support services to QCP on a transitional basis for established fees. The TSA will terminate on the expiration of the term of the last service provided under the agreement, which will be on or prior to October 30, 2017. The TSA provides that QCP generally has the right to terminate a transition service upon thirty days notice to the Company. The TSA contains provisions under which the Company will, subject to certain limitations, be obligated to indemnify QCP for losses incurred by QCP resulting from the Company’s breach of the TSA.

Summarized financial information for discontinued operations for the three months ended March 31, 2016 is as follows (in thousands):

Three Months Ended
March 31, 2016
Revenues:
Rental and related revenues	$6,814
Tenant recoveries	362
Income from direct financing leases	113,058
Total revenues	120,234
Costs and expenses:
Depreciation and amortization	(1,467)
Operating	(998)
General and administrative	(48)
Other income, net	21
Income before income taxes	117,742
Income tax expense	(49,334)
Net income from discontinued operations	$68,408

HCR ManorCare, Inc.

Discontinued operations is primarily comprised of QCP’s HCRMC DFL investments. During the three months ended March 31, 2016, the Company recognized DFL income and received cash payments of $113 million from the HCRMC DFL investments.

No accretion related to its HCRMC DFL investments was recognized in 2016 due to the Company utilizing a cash basis method of accounting beginning January 1, 2016.

The Company’s acquisition of the HCRMC DFL investments in 2011 was subject to federal and state built-in gain tax of up to $2 billion, if all the assets were sold within 10 years of the acquisition date. At the time of acquisition, the Company intended to hold the assets for at least 10 years, at which time the assets would no longer be subject to the built-in gain tax. In December 2015, the U.S. Federal Government passed legislation which permanently reduced the holding period, for federal tax purposes, to five years, which the Company satisfied in April 2016. This legislation was not extended to certain states, which maintain a 10 year requirement. During the three months ended March 31, 2016, the Company determined that it may sell assets during the next five years and, therefore, recorded a deferred tax liability of $49 million representing its estimated exposure to state built-in gain tax.

Dispositions of Real Estate

Held for Sale

At December 31, 2016, 64 SH NNN facilities, four life science facilities and a SHOP facility were classified as held for sale, with an aggregate carrying value of $928 million, primarily comprised of real estate assets of $809 million. All facilities held for sale at December 31, 2016 were sold during the first quarter of 2017.

At March 31, 2017, there were no assets classified as held for sale.

2017 Dispositions

In January 2017, the Company sold four life science facilities in Salt Lake City, Utah for $76 million, resulting in a net gain on sale of $45 million.

Also in January 2017, the Company completed the contribution of its ownership interest in RIDEA II to an unconsolidated JV owned by HCP and an investor group led by Columbia Pacific Advisors, LLC (“HCP/CPA PropCo” and “HCP/CPA OpCo,” together, the “HCP/CPA JV”). In addition, RIDEA II was recapitalized with $602 million of debt, of which $360 million was provided by a third-party and $242 million was provided by HCP. In return, for both transaction elements the Company received combined proceeds of $480 million from the HCP/CPA JV and $242 million in note receivables and retained an approximately 40% beneficial interest in RIDEA II (the note receivable and 40% beneficial interest are herein referred to as the “RIDEA II Investments”). This transaction resulted in the Company deconsolidating the net assets of RIDEA II and recognizing a net gain on sale of $99 million. The RIDEA II Investments are now recognized and accounted for as equity method investments.

In March 2017, the Company sold 64 SH NNN assets, previously under triple-net leases with Brookdale Senior Living Inc. (“Brookdale”), for $1.125 billion to affiliates of Blackstone Real Estate Partners VIII, L.P., resulting in a net gain on sale of $170 million.

Subsequent Dispositions

In April 2017, the Company sold a land parcel in San Diego, California for $27 million.

NOTE 5.  Net Investment in Direct Financing Leases

Net investment in DFLs consisted of the following (dollars in thousands):

	March 31,	December 31,
	2017	2016
Minimum lease payments receivable	$1,095,233	$1,108,237
Estimated residual values	500,368	539,656
Less unearned income	(883,061)	(895,304)
Net investment in direct financing leases	$712,540	$752,589
Properties subject to direct financing leases	29	30

Certain DFLs contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the properties at the end of the lease terms.

In March 2017, the Company sold a hospital in Palm Beach Gardens, Florida for $43 million to the current tenant.

Direct Financing Lease Internal Ratings

The following table summarizes the Company’s internal ratings for DFLs at March 31, 2017 (dollars in thousands):

	Carrying	Percentage of	Internal Ratings
Segment	Amount	DFL Portfolio	Performing DFLs	Watch List DFLs	Workout DFLs
SH NNN	$627,936	88	$268,350	$359,586	$—
Other non-reportable segments	84,604	12	84,604	—	—
	$712,540	100	$352,954	$359,586	$—

Beginning September 30, 2013, the Company placed a 14 property senior housing triple-net DFL (the “DFL Watchlist Portfolio”) on nonaccrual status and “Watch List” status. The Company determined that the collection of all rental payments was and continues to be no longer reasonably assured; therefore, rental revenue for the DFL Watchlist Portfolio has been recognized on a cash basis.

During both the three months ended March 31, 2017 and 2016, the Company recognized DFL income of $3 million and received cash payments of $4 million from the DFL Watchlist Portfolio. The carrying value of the DFL Watchlist Portfolio was $360 million and $361 million at March 31, 2017 and December 31, 2016, respectively.

NOTE 6.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	March 31, 2017			December 31, 2016
	Real Estate	Other		Real Estate	Other
	Secured	Secured	Total	Secured	Secured	Total
Mezzanine(1) (2)	$—	$625,116	$625,116	$—	$615,188	$615,188
Other(3)	166,595	—	166,595	195,946	—	195,946
Unamortized discounts, fees and costs	—	(3,225)	(3,225)	413	(3,593)	(3,180)
	$166,595	$621,891	$788,486	$196,359	$611,595	$807,954

(1)

At March 31, 2017, included £280 million ($350 million) outstanding and £2 million ($2 million) of associated unamortized discounts, fees and costs, both related to the HC-One Facility. At December 31, 2016, included £282 million ($348 million) outstanding and £2 million ($3 million) of associated unamortized discounts, fees and costs, both related to the HC-One Facility.

(2)

At March 31, 2017, the Company had £29 million ($36 million) remaining under its commitments to fund development projects and capital expenditures under its United Kingdom (“U.K.”)  development projects.

(3)	At March 31, 2017, included £116 million ($145 million) outstanding related to Maria Mallaband loans.

Loans Receivable Internal Ratings

The following table summarizes the Company’s internal ratings for loans receivable at March 31, 2017 (dollars in thousands):

	Carrying	Percentage of	Internal Ratings
Investment Type	Amount	Loan Portfolio	Performing Loans	Watch List Loans	Workout Loans
Real estate secured	$166,595	21	$166,595	$—	$—
Other secured	621,891	79	365,318	256,573	—
	$788,486	100	$531,913	$256,573	$—

Real Estate Secured Loans

Four Seasons Health Care. In March 2017, the Company sold its investment in Four Seasons Health Care’s (“Four Seasons”) senior secured term loan at par plus accrued interest for £29 million ($35 million).

Other Secured Loans

Tandem Health Care Loan. On July 31, 2012, the Company closed a mezzanine loan facility to lend up to $205 million to Tandem Health Care (“Tandem”), as part of the recapitalization of a post-acute/skilled nursing portfolio (the “Tandem Portfolio”). The Company funded $100 million (the “First Tranche”) at closing and funded an additional $102 million (the “Second Tranche”) in June 2013. In May 2015, the Company increased and extended the mezzanine loan facility with Tandem to: (i) fund $50 million (the “Third Tranche”) and $5 million (the “Fourth Tranche”), which proceeds were used to repay a portion of Tandem’s existing senior and mortgage debt, respectively; (ii) extend its maturity to October 2018; and (iii) extend the prepayment penalty period through January 2017. The tranches (collectively, the “Tandem Mezzanine Loan”) bear interest at fixed annual rates of 12%, 14%,  6% and 6% per annum for the First, Second, Third and Fourth Tranches, respectively. The blended rate for the Tandem Mezzanine Loan is 11.5% per year. Due to a decline in the Tandem Portfolio’s operating performance, at September 30, 2016, the Company assigned an internal rating of “Watch List” to the Tandem Mezzanine Loan. At March 31, 2017, the Tandem Mezzanine Loan had an outstanding balance of $257 million and was subordinate to approximately $372 million of senior mortgage debt.

Tandem leases the entire Tandem Portfolio to Consulate Health Care (“Consulate”) under a master lease (the “Tandem and Consulate Lease”). At March 31, 2017, as a result of the Tandem Portfolio’s operating performance there are outstanding events of default under the Tandem and Consulate Lease (“Events of Default”) due to: (i) Consulate’s failure to meet certain financial covenants under the Tandem and Consulate Lease; and (ii) events of default under Consulate’s working capital facility, which, through a cross-default provision, are Events of Default. Additionally, Consulate failed to pay the full amount of its April 2017 rent under the Tandem and Consulate Lease which triggered another Event of Default. Through cross-default provisions, these Events of Default are also events of default under the Tandem Mezzanine Loan and Tandem’s senior mortgage debt (each, a “Loan Event of Default”). The Tandem Mezzanine Loan requires Tandem to pay default interest at a rate of 16.5% per year, during periods in which there is an outstanding Loan Event of Default. Tandem did not pay the additional 5% default interest rate spread above the 11.5%  and, therefore created a monetary event of default under the Tandem Mezzanine Loan.

Although Tandem continues to remain current on its non-default interest payment obligations under the Tandem Mezzanine Loan, the Company believes that it is probable it will be unable to collect all interest and principal payments according to the contractual terms of the Tandem Mezzanine Loan. Because the Tandem Mezzanine Loan is deemed collateral-dependent, and the fair value of the underlying collateral, net of the fair value of the senior mortgage debt, at March 31, 2017, exceeds the carrying amount of the Tandem Mezzanine Loan, the Company has not recorded an impairment write-down at March 31, 2017. The Company will continue to monitor the fair value of the collateral, and other factors, to determine whether it will be required to record an impairment write-down in future periods. Additionally, beginning in the first quarter of 2017, the Company elected to recognize interest income on a cash basis. During both the three months ended March 31, 2017 and 2016, the Company recognized interest income and received cash payments of $7 million from Tandem.

The Company entered into a forbearance agreement with Tandem on May 1, 2017, pursuant to which it agreed to forbear from exercising remedies, including waiving default interest, with respect to the above-described Loan Events of Default under the Tandem Mezzanine Loan until June 30, 2017, subject to the satisfaction of certain conditions. Under the forbearance terms, among other conditions, Tandem is required to make timely non-default interest payments in full for each of May and June 2017, and no additional Event of Default or Loan Event of Default may occur. The Company’s forbearance is contingent on the senior mortgage lender also agreeing to forebear from exercising remedies, including waiving default interest, with respect to the above-described Loan Events of Default under the senior mortgage debt. The Company expects Tandem and Tandem’s senior mortgage lender to enter into such forbearance agreement in the near term.

NOTE 7.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method at March 31, 2017 (dollars in thousands):

					Carrying Amount
					March 31,	December 31,
Entity(1)	Segment	Ownership%			2017	2016
CCRC JV(2)	SHOP		49		$434,649	$439,449
RIDEA II(6)	SHOP		40		263,180	—
HCP Life Science(4)	Life science	50	–	63	65,490	67,879
MBK JV(3)	SHOP		50		39,088	38,909
HCP Ventures IV, LLC	Medical office		20		7,338	7,277
Vintage Park Development JV	SHOP		85		6,953	7,486
Suburban Properties, LLC	Medical office		67		4,618	4,628
MBK Development JV(3)	SHOP		50		2,464	2,463
K&Y(5)	Other non-reportable segments		80		1,380	1,342
Advances to unconsolidated JVs, net and other					2,042	2,058
					$827,202	$571,491

(1)	These entities are not consolidated because the Company does not control, through voting rights or other means, the JVs.
(2)	Includes two unconsolidated JVs in a RIDEA structure (CCRC PropCo and CCRC OpCo).
(3)	Includes two unconsolidated JVs in a RIDEA structure.
(4)

Includes the following unconsolidated partnerships (and the Company’s ownership percentage): (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%) and (iii) LASDK, LP (63%).

(5)	Includes three unconsolidated JVs.
(6)	Includes three unconsolidated JVs in a RIDEA structure (HCP/CPA PropCo, HCP/CPA OpCo, and RIDEA II PropCo).

See Note 4 for further information on the deconsolidation of RIDEA II.

NOTE 8.  Intangibles

The following tables summarize the Company’s intangible lease assets and liabilities (in thousands):

	March 31,	December 31,
Intangible lease assets	2017	2016
Gross intangible lease assets	$841,905	$911,697
Accumulated depreciation and amortization	(409,796)	(431,892)
Intangible assets, net	$432,109	$479,805

	March 31,	December 31,
Intangible lease liabilities	2017	2016
Gross intangible lease liabilities	$151,890	$163,924
Accumulated depreciation and amortization	(97,418)	(105,779)
Intangible liabilities, net	$54,472	$58,145

NOTE 9.  Other Assets

The following table summarizes the Company’s other assets (in thousands):

	March 31,	December 31,
	2017	2016
Straight-line rent receivables, net of allowance of $25,173 and $25,059, respectively	$316,125	$311,776
Marketable debt securities, net	18,330	68,630
Leasing costs and inducements, net	87,553	156,820
Goodwill	47,019	42,386
Other	136,380	132,012
Total other assets	$605,407	$711,624

Four Seasons Health Care Senior Notes

In March 2017, pursuant to a shift in the Company’s investment strategy, the Company sold its £138.5 million par value Four Seasons senior notes (the “Four Seasons Notes”) for £83 million ($101 million).  The disposition of the Four Seasons Notes generated a £42 million ($51 million) gain on sale, recognized in other income, net, as the sales price was above the previously-impaired carrying value of £41 million ($50 million).

NOTE 10.  Debt

Bank Line of Credit and Term Loans

The Company’s $2.0 billion unsecured revolving line of credit facility (the “Facility”) matures on March 31, 2018 and contains a committed one-year extension option, at a cost of 30 basis points. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends on the Company’s credit ratings. The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at March 31, 2017, the margin on the Facility was 1.05% and the facility fee was 0.20%. The Facility also includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. During the three months ended March 31, 2017, the Company repaid $440 million primarily using proceeds from the RIDEA II joint venture disposition (see Note 4). At March 31, 2017, the Company had £394 million ($492 million) outstanding under the Facility with a weighted average effective interest rate of 1.65%.

On July 30, 2012, the Company entered into a credit agreement with a syndicate of banks for a £137 million unsecured term loan (the “2012 Term Loan”). In March 2017, the Company repaid the 2012 Term Loan primarily using proceeds from the sale of the Four Seasons investments (see Notes 6 and 9).

On January 12, 2015, the Company entered into a credit agreement with a syndicate of banks for a £220 million ($275 million at March 31, 2017) four-year unsecured term loan (the “2015 Term Loan”) that accrues interest at a rate of GBP LIBOR plus 1.15%, subject to adjustments based on the Company’s credit ratings. The 2015 Term Loan matures on January 12, 2019 and contains a one-year committed extension option. Concurrently, the Company entered into a three-year interest rate swap contract that fixed the interest rate of the 2015 Term Loan (1.966% at March 31, 2017) (see Note 19).

The Facility and 2015 Term Loan contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements: (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%; (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%; (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%; and (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times. The Facility and Term Loan also require a Minimum Consolidated Tangible Net Worth of $6.5 billion at March 31, 2017. At March 31, 2017, the Company was in compliance with each of these restrictions and requirements of the Facility and Term Loan.

Senior Unsecured Notes

At March 31, 2017, the Company had senior unsecured notes outstanding with an aggregate principal balance of $7.2 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at March 31, 2017.

The following table summarizes the Company’s senior unsecured notes payoffs for the year ended December 31, 2016 (dollars in thousands):

Date	Amount	Coupon Rate
February 1, 2016	$500,000	3.750%
September 15, 2016	$400,000	6.300%
November 30, 2016	$500,000	6.000%
November 30, 2016	$600,000	6.700%

There were no senior unsecured note payoffs for the three months ended March 31, 2017.

There were no senior unsecured notes issuances for the year ended December 31, 2016 and three months ended March 31, 2017.

Mortgage Debt

At March 31, 2017, the Company had $142 million in aggregate principal of mortgage debt outstanding, which is secured by 17 healthcare facilities (including redevelopment properties) with a carrying value of $311 million. In March 2017, the Company paid off $472 million of mortgage debt primarily using proceeds from the sale of 64 SH NNN facilities (see Note 4).

Debt Maturities

The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at March 31, 2017 (in thousands):

			Senior
	Bank Line of		Unsecured	Mortgage
Year	Credit(1)	Term Loan(2)	Notes(3)	Debt(4)	Total(5)
2017 (nine months)	$—	$—	$250,000	$2,604	$252,604
2018	492,421	—	—	3,641	496,062
2019	—	274,956	450,000	3,839	728,795
2020	—	—	800,000	3,907	803,907
2021	—	—	1,200,000	11,277	1,211,277
Thereafter	—	—	4,500,000	116,481	4,616,481
	492,421	274,956	7,200,000	141,749	8,109,126
(Discounts), premiums and debt costs, net	—	(853)	(63,664)	5,580	(58,937)
	$492,421	$274,103	$7,136,336	$147,329	$8,050,189

(1)	Represents £394 million translated into U.S. dollar (“USD”).
(2)	Represents £220 million translated into USD.
(3)	Effective interest rates on the notes ranged from 2.79% to 6.88% with a weighted average effective interest rate of 4.34% and a weighted average maturity of six years.
(4)	Interest rates on the mortgage debt ranged from 2.99% to 7.51% with a weighted average effective interest rate of 4.24% and a weighted average maturity of 20 years.
(5)	Excludes $91 million of other debt that have no scheduled maturities.

Subsequent Event

In April 2017, the Company repaid an additional £105 million of the Facility.

On May 1, 2017, the Company repaid $250 million of maturing senior unsecured notes.

NOTE 11.  Commitments and Contingencies

Commitments

HCP is the sole lender to QCP of an unsecured revolving credit facility (the "Unsecured Revolving Credit Facility") which has a total commitment of $36 million as of February 28, 2017. The Unsecured Revolving Credit Facility is available to be drawn upon by QCP through October 31, 2017 and matures on October 31, 2018. Commitments under the Unsecured Revolving Credit Facility will automatically and permanently decrease each calendar month by an amount equal to 50% of QCP's and its restricted subsidiaries’ retained cash flow for the prior calendar month. All borrowings under the Unsecured Revolving Credit Facility will be subject to the satisfaction of certain conditions, including (i) QCP’s senior secured revolving credit facility being unavailable, (ii) the failure of HCRMC to pay rent and (iii) other customary conditions, including the absence of a default and the accuracy of representations and warranties. QCP may only draw on the Unsecured Revolving Credit Facility prior to the one-year anniversary of the completion of the Spin-Off. Borrowings under the Unsecured Revolving Credit Facility will bear interest at a rate equal to LIBOR, subject to a 1.00% floor, plus an applicable margin of 6.25%. In addition to paying interest on outstanding principal under the Unsecured Revolving Credit Facility, QCP is required to pay a facility fee equal to 0.50% per annum of the unused capacity under the Unsecured Revolving Credit Facility to HCP, payable quarterly. Through March 31, 2017, no amounts had been drawn on the Unsecured Revolving Credit Facility.

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

Class Action

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

Derivative Actions

On June 16, 2016 and July 5, 2016, purported stockholders of the Company filed two derivative actions, respectively Subodh v. HCR ManorCare Inc., et al., Case No. 30-2016-00858497-CU-PT-CXC and Stearns v. HCR ManorCare, Inc., et al., Case No. 30-2016-00861646-CU-MC-CJC, in the Superior Court of California, County of Orange, against certain of the Company’s current and former directors and officers and HCRMC. The Company is named as a nominal defendant. As both derivative actions contained substantially the same allegations, they have been consolidated into a single action. The consolidated action alleges that the defendants engaged in various acts of wrongdoing, including, among other things, breaching fiduciary duties by publicly making false or misleading statements of fact regarding HCRMC’s finances and prospects, and failing to maintain adequate internal controls. As the Subodh/Stearns action is in the early stages, defendants have not yet responded to the complaint. On April 18, 2017, the Court approved the parties’ stipulation staying the action pending further developments, including in the related securities class action litigation. The Court also adjourned the status conference scheduled for April 27, 2017 to January 10, 2018.

On April 10, 2017, a purported stockholder of the Company filed a derivative action, Weldon v. Martin et al., Case No. 3:17-cv-755, in federal court in the Northern District of Ohio, Western Division, against certain of the Company’s current and former directors and officers and HCRMC. The Company is named as a nominal defendant. The Weldon complaint asserts similar claims to those asserted in the California derivative actions. In addition, the complaint asserts a claim under Section 14(a) of the Securities Exchange Act of 1934, alleging that the Company made false statements in its 2016 proxy statement by not disclosing that the Company’s performance issues in 2015 were the direct result of billing fraud at HCRMC. On April 18, 2017, the Court re-assigned and transferred this action to the judge presiding over the related federal securities class action. Defendants have not yet been served or responded to the complaint.

The Company is unable to estimate the ultimate individual or aggregate amount of monetary liability or financial impact amount of loss or range of reasonable possible losses with respect to matters discussed above at March 31, 2017.

NOTE 12.  Equity

Accumulated Other Comprehensive Loss

The following table summarizes the Company’s accumulated other comprehensive loss (in thousands):

	March 31,	December 31,
	2017	2016
Cumulative foreign currency translation adjustment	$(21,827)	$(22,817)
Unrealized losses on cash flow hedges, net	(3,731)	(3,642)
Supplemental Executive Retirement Plan minimum liability	(3,055)	(3,129)
Unrealized losses on available for sale securities	(45)	(54)
Total accumulated other comprehensive loss	$(28,658)	$(29,642)

NOTE 13.  Segment Disclosures

The Company evaluates its business and allocates resources based on its reportable business segments: (i) SH NNN, (ii) SHOP, (iii) life science and (iv) medical office. Under the medical office segment, the Company invests through the acquisition and development of MOBs, which generally require a greater level of property management. Otherwise, the Company primarily invests, through the acquisition and development of real estate, in single tenant and operator properties. The Company has non-reportable segments that are comprised primarily of the Company’s debt investments, hospital properties and U.K. care homes. The accounting policies of the segments are the same as those in Note 2 to the Consolidated Financial Statements in the Company’s 2016 Annual Report on Form 10-K filed with the SEC, as amended by Note 2 herein. During the year ended December 31, 2016, 17 SH NNN facilities were transitioned to a RIDEA structure (reported in the Company’s SHOP segment). During the three months ended March 31, 2017, one SH NNN facility was transitioned to a RIDEA structure. The Company evaluates performance based upon: (i) property net operating income from continuing operations (“NOI”) and (ii) adjusted NOI of the combined consolidated and unconsolidated investments in each segment.

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

The following tables summarize information for the reportable segments (in thousands):

For the three months ended March 31, 2017:

			Life	Medical	Other	Corporate
	SH NNN	SHOP	Science	Office	Non-reportable	Non-segment	Total
Rental revenues(1)	$100,034	$140,228	$85,321	$118,371	$29,883	$—	$473,837
HCP share of unconsolidated JV revenues	—	76,364	1,940	489	418	—	79,211
Operating expenses	(1,111)	(94,539)	(17,319)	(44,864)	(1,248)	—	(159,081)
HCP share of unconsolidated JV operating expenses	—	(59,527)	(371)	(142)	(19)	—	(60,059)
NOI	98,923	62,526	69,571	73,854	29,034	—	333,908
Adjustments to NOI(2)	(1,839)	3,508	(256)	(969)	(1,012)	—	(568)
Adjusted NOI	97,084	66,034	69,315	72,885	28,022	—	333,340
Addback adjustments	1,839	(3,508)	256	969	1,012	—	568
Interest income	—	—	—	—	18,331	—	18,331
Interest expense	(627)	(4,596)	(104)	(129)	(1,997)	(79,265)	(86,718)
Depreciation and amortization	(26,411)	(26,358)	(33,791)	(42,729)	(7,265)	—	(136,554)
General and administrative	—	—	—	—	—	(22,478)	(22,478)
Acquisition and pursuit costs	—	—	—	—	—	(1,057)	(1,057)
Gain on sales of real estate, net	268,464	366	44,633	—	3,795	—	317,258
Other income, net	—	—	—	—	—	51,208	51,208
Income tax benefit	—	—	—	—	—	6,162	6,162
Less: HCP share of unconsolidated JV NOI	—	(16,837)	(1,569)	(347)	(399)	—	(19,152)
Equity income in unconsolidated JVs	—	1,993	770	269	237	—	3,269
Net income (loss)	$340,349	$17,094	$79,510	$30,918	$41,736	$(45,430)	$464,177

For the three months ended March 31, 2016:

			Life	Medical	Other	Corporate
	SH NNN	SHOP	Science	Office	Non-reportable	Non-segment	Total
Rental revenues(1)	$106,889	$165,763	$88,948	$108,023	$32,805	$—	$502,428
HCP share of unconsolidated JV revenues	—	52,277	1,810	479	407	—	54,973
Operating expenses	(2,074)	(114,003)	(16,743)	(41,949)	(1,188)	—	(175,957)
HCP share of unconsolidated JV operating expenses	—	(42,088)	(374)	(149)	(3)	—	(42,614)
NOI	104,815	61,949	73,641	66,404	32,021	—	338,830
Adjustments to NOI(2)	(5,443)	5,032	(673)	(795)	(571)	—	(2,450)
Adjusted NOI	99,372	66,981	72,968	65,609	31,450	—	336,380
Addback adjustments	5,443	(5,032)	673	795	571	—	2,450
Interest income	—	—	—	—	18,029	—	18,029
Interest expense	(4,166)	(7,855)	(638)	(1,665)	(2,327)	(105,411)	(122,062)
Depreciation and amortization	(33,506)	(26,297)	(33,596)	(38,719)	(7,737)	—	(139,855)
General and administrative	—	—	—	—	—	(25,451)	(25,451)
Acquisition and pursuit costs	—	—	—	—	—	(2,475)	(2,475)
Other income, net	—	—	—	—	—	1,292	1,292
Income tax expense	—	—	—	—	—	(3,704)	(3,704)
Less: HCP share of unconsolidated JV NOI	—	(10,189)	(1,436)	(330)	(404)	—	(12,359)
Equity (loss) income in unconsolidated JVs	—	(2,478)	709	658	203	—	(908)
Discontinued operations	—	—	—	—	—	68,408	68,408
Net income (loss)	$67,143	$15,130	$38,680	$26,348	$39,785	$(67,341)	$119,745

(1)	Represents rental and related revenues, tenant recoveries, resident fees and services, and income from DFLs.
(2)

Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, lease termination fees and non-refundable entrance fees as the fees are collected by the Company’s CCRC JV, net of CCRC JV entrance fee amortization.

The following table summarizes the Company’s revenues by segment (in thousands):

	Three Months Ended March 31,
Segment	2017	2016
SH NNN	$100,034	$106,889
SHOP	140,228	165,763
Life science	85,321	88,948
Medical office	118,371	108,023
Other non-reportable segments	48,214	50,834
Total revenues	$492,168	$520,457

See Notes 3 and 4 for significant transactions impacting the Company’s segment assets during the periods presented.

NOTE 14.  Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator
Net income from continuing operations	$464,177	$51,337
Noncontrolling interests’ share in earnings	(3,032)	(3,626)
Net income attributable to HCP, Inc.	461,145	47,711
Participating securities’ share in earnings	(770)	(357)
Income from continuing operations applicable to common shares	460,375	47,354
Discontinued operations	—	68,408
Net income applicable to common shares	$460,375	$115,762

Numerator - Dilutive
Net income applicable to common shares	$460,375	$115,762
Add: distributions on dilutive convertible units	2,803	—
Dilutive net income available to common shares	$463,178	$115,762

Denominator
Basic weighted average common shares	468,299	466,074
Dilutive potential common shares - equity awards	229	188
Dilutive potential common shares - DownREIT units	6,645	—
Diluted weighted average common shares	475,173	466,262

Basic earnings per common share
Continuing operations	$0.98	$0.10
Discontinued operations	—	0.15
Net income applicable to common shares	$0.98	$0.25

Diluted earnings per common share
Continuing operations	$0.97	$0.10
Discontinued operations	—	0.15
Net income applicable to common shares	$0.97	$0.25

Restricted stock and certain performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, and require use of the two-class method when computing basic and diluted earnings per share.

Options to purchase 1 million shares of common stock were excluded from the computation of diluted earnings per share for both the three months ended March 31, 2017 and 2016 because they are anti-dilutive. Additionally, 6 million shares, issuable upon conversion of 4 million DownREIT units during the three months ended March 31, 2016, were not included because they are anti-dilutive.

NOTE 15.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2017	2016
Supplemental cash flow information:
Interest paid, net of capitalized interest	$108,232	$171,422
Income taxes paid	1,105	1,213
Capitalized interest	3,090	3,128
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	51,498	56,972
Non-cash acquisitions and dispositions settled with receivables and restricted cash held in connection with Section 1031 transactions	39,991	91,605
Tenant-funded tenant improvements owned by HCP	3,120	9,178
Vesting of restricted stock units	293	248
Conversion of non-managing member units into common stock	1,548	4,136
Mortgages and other liabilities assumed with real estate acquisitions	—	1,200
Unrealized losses on available-for-sale securities and derivatives designated as cash flow hedges, net	(45)	(705)

NOTE 16.  Variable Interest Entities

Unconsolidated Variable Interest Entities

At March 31, 2017, the Company had investments in: (i) four unconsolidated VIE JVs, (ii) 48 properties leased to VIE tenants, (iii) marketable debt securities of one VIE and (iv) two loans to VIE borrowers. The Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated JVs (CCRC OpCo, RIDEA II PropCo, Vintage Park Development JV and the LLC investment discussed below), it has no formal involvement in these VIEs beyond its investments.

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

In January 2017, as a result of the partial sale of its interest in RIDEA II, the Company concluded that it should deconsolidate RIDEA II as it is no longer the primary beneficiary of the joint venture. The HCP/CPA JV is the primary beneficiary of both RIDEA II PropCo and RIDEA II OpCo as it controls the significant activities of RIDEA II PropCo and, of the group that controls the significant activities of RIDEA II OpCo, is most closely associated to the entity. Furthermore, control over the HCP/CPA JV is shared between HCP and CPA, and as such, the Company does not consolidate the HCP/CPA JV. Subsequent to the partial sale of its interest in RIDEA II, the Company continues to hold a direct investment in RIDEA II PropCo, which has been identified as a VIE as Brookdale, the non-managing member, does not have any substantive participating rights or kick-out rights over the managing member, HCP/CPA PropCo (see Notes 4 and 7). The assets of RIDEA II PropCo primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of a combination of third-party and HCP debt (see Note 4). Assets generated by RIDEA II PropCo (primarily from RIDEA II OpCo lease payments) may only be used to settle its contractual obligations (primarily debt service payments on the third-party and HCP debt).

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

The Company holds a limited partner ownership interest in an unconsolidated LLC that has been identified as a VIE. The Company’s involvement in the entity is limited to its equity investment as a limited partner, and it does not have any substantive participating rights or kick-out rights over the general partner. The assets and liabilities of the entity primarily consist of those associated with its senior housing real estate and development activities. Any assets generated by the entity may only be used to settle its contractual obligations (primarily development expenses and debt service payments).

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

The Company provided a £105 million ($131 million at closing) bridge loan to Maria Mallaband Care Group Ltd. (“MMCG”) to fund the acquisition of a portfolio of care homes in the U.K. MMCG created a special purpose entity to acquire the portfolio and funded it entirely using the Company’s bridge loan. As such, the special purpose entity has been identified as a VIE because it is “thinly capitalized.” The Company retains a three-year call option to acquire all the shares of the special purpose entity, which it can only exercise upon the occurrence of certain events.

The Company provided seller financing of $10 million related to its sale of seven SH NNN facilities. The financing was provided in the form of a secured five-year mezzanine loan to a “thinly capitalized” borrower created to acquire the facilities.

The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at March 31, 2017 was as follows (in thousands):

		Maximum Loss
		Exposure
		and Carrying
VIE Type	Asset/Liability Type	Amount(1)
VIE tenants—DFLs(2)	Net investment in DFLs	$600,348
VIE tenants—operating leases(2)	Lease intangibles, net and straight-line rent receivables	6,721
CCRC OpCo	Investments in unconsolidated JVs	217,655
RIDEA II PropCo	Investments in unconsolidated JVs	257,534
Vintage Park Development JV	Investments in unconsolidated JVs	6,953
Loan—senior secured	Loans receivable, net	131,916
Loan—seller financing	Loans receivable, net	10,000
CMBS and LLC investment	Marketable debt and cost method investment	33,391

(1)	The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).
(2)	The Company’s maximum loss exposure may be mitigated by re-leasing the underlying properties to new tenants upon an event of default.

At March 31, 2017, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls). See Notes 4, 6, and 7 for additional descriptions of the nature, purpose and operating activities of the Company’s unconsolidated VIEs and interests therein.

Consolidated Variable Interest Entities

HCP, Inc.’s consolidated total assets and total liabilities at March 31, 2017 and December 31, 2016 include certain assets of variable interest entities (“VIEs”) that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to HCP, Inc. Total assets at March 31, 2017 and December 31, 2016 include VIE assets as follows (in thousands):

	March 31, 2017	December 31, 2016
Assets
Buildings and improvements	$2,787,845	$3,522,310
Development costs and construction in progress	23,837	31,953
Land	214,963	327,241
Accumulated depreciation and amortization	(535,012)	(676,276)
Net real estate	2,491,633	3,205,228
Investments in and advances to unconsolidated joint ventures	3,108	3,641
Accounts receivable	9,609	19,996
Cash and cash equivalents	37,005	35,844
Restricted cash	42,009	22,624
Intangible assets, net	139,281	169,027
Other assets, net	55,049	69,562
Total assets	$2,777,694	$3,525,922

Liabilities
Mortgage debt	45,245	520,870
Intangible liabilities, net	8,734	8,994
Liabilities of assets held for sale, net	92,640	120,719
Deferred revenue	16,077	23,456
Total liabilities	$162,696	$674,039

RIDEA I.  The Company holds a 90% ownership interest in JV entities formed in September 2011 that own and operate senior housing properties in a RIDEA structure (“RIDEA I”). The Company has historically classified RIDEA I OpCo as a VIE and, as a result of the adoption of ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), also classifies RIDEA I PropCo as a VIE due to the non-managing member lacking substantive participation rights in the management of RIDEA I PropCo or kick-out rights over the managing member. The Company consolidates RIDEA I PropCo and RIDEA I OpCo as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of RIDEA I PropCo primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of notes payable to a non-VIE consolidated subsidiary of the Company. The assets of RIDEA I OpCo primarily consist of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to RIDEA I PropCo and operating expenses of its senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) of the RIDEA I structure may only be used to settle its contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facilities and debt costs).

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

HCP Ventures V, LLC.  The Company holds a 51% ownership interest in and is the managing member of a JV entity formed in October 2015 that owns and leases MOBs (“HCP Ventures V”). Upon adoption of ASU 2015-02, the Company classified HCP Ventures V as a VIE due to the non-managing member lacking substantive participation rights in the management of HCP Ventures V or kick-out rights over the managing member. The Company consolidates HCP Ventures V as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of HCP Ventures V primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of capital expenditures for the properties. Assets generated by HCP Ventures V may only be used to settle its contractual obligations (primarily from capital expenditures).

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

DownREITs.  The Company holds a controlling ownership interest in and is the managing member of five DownREITs. Upon adoption of ASU 2015-02, the Company classified the DownREITs as VIEs due to the non-managing members lacking substantive participation rights in the management of the DownREITs or kick-out rights over the managing member. The Company consolidates the DownREITs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the DownREITs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of debt service payments and capital expenditures for the properties. Assets generated by the DownREITs (primarily from resident rents) may only be used to settle their contractual obligations (primarily from debt service and capital expenditures).

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

The following tables provide information regarding the Company’s concentrations with respect to certain tenants:

	Percentage of Gross Assets				Percentage of Revenues
	Total Company		SH NNN		Total Company		SH NNN
	March 31,	December 31,	March 31,	December 31,	Three Months Ended March 31,		Three Months Ended March 31,
Tenant	2017	2016	2017	2016	2017	2016	2017	2016
Brookdale(1)	11	17	42	69	12	12	60	58

(1)	Includes revenues from 64 SH NNN facilities that were classified as held for sale at December 31, 2016 and sold in March 2017.

At March 31, 2017 and December 31, 2016, Brookdale managed or operated, in the Company’s SHOP segment,  approximately 13% and 18%, respectively, of the Company’s real estate investments based on gross assets. Because an operator manages the Company’s facilities in exchange for the receipt of a management fee, the Company is not directly exposed to the credit risk of its operators in the same manner or to the same extent as its triple-net tenants. At March 31, 2017, Brookdale provided comprehensive facility management and accounting services with respect to 59 of the Company’s SHOP facilities and 65 SHOP facilities owned by its unconsolidated joint ventures, for which the Company or joint venture pay annual management fees pursuant to long-term management agreements. Most of the management agreements have terms ranging from 10 to 15 years, with three to four 5-year renewal periods. The base management fees are 4.5% to 5.0% of gross revenues (as defined) generated by the RIDEA facilities. In addition, there are incentive management fees payable to Brookdale if operating results of the RIDEA properties exceed pre-established EBITDAR (as defined) thresholds.

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

NOTE 18.  Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis at March 31, 2017 in the consolidated balance sheets are immaterial.

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	March 31, 2017(4)		December 31, 2016(4)
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Loans receivable, net(2)	$788,486	$787,067	$807,954	$807,505
Marketable debt securities(2)	18,330	18,330	68,630	68,630
Marketable equity securities(1)	85	85	76	76
Warrants(3)	39	39	19	19
Bank line of credit(2)	492,421	492,421	899,718	899,718
Term loans(2)	274,103	274,103	440,062	440,062
Senior unsecured notes(1)	7,136,336	7,445,519	7,133,538	7,386,149
Mortgage debt(2)	147,329	134,605	623,792	609,374
Other debt(2)	91,263	91,263	92,385	92,385
Interest-rate swap liabilities(2)	4,163	4,163	4,857	4,857
Currency swap asset(2)	1,924	1,924	2,920	2,920

(1)	Level 1: Fair value calculated based on quoted prices in active markets.
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

(3)	Level 3: Fair value determined based on significant unobservable market inputs using standardized derivative pricing models.
(4)	During the three months ended March 31, 2017 and year ended December 31, 2016, there were no material transfers of financial assets or liabilities within the fair value hierarchy.

NOTE 19.  Derivative Financial Instruments

The following table summarizes the Company’s outstanding interest-rate and foreign currency swap contracts at March 31, 2017 (dollars and GBP in thousands):

			Fixed
		Hedge	Rate/Buy	Floating/Exchange	Notional/
Date Entered	Maturity Date	Designation	Amount	Rate Index	Sell Amount	Fair Value(1)
Interest rate:
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$44,300	$(3,301)
January 2015(3)	October 2017	Cash Flow	1.79%	1 Month GBP LIBOR+0.975%	£220,000	$(862)
Foreign currency:
January 2015(4)	October 2017	Cash Flow	$11,300	Buy USD/Sell GBP	£7,500	$1,924

(1)	Derivative assets are recorded in other assets, net and derivative liabilities are recorded in accounts payable and accrued liabilities on the consolidated balance sheets.
(2)	Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.
(3)	Hedges fluctuations in interest payments on variable-rate unsecured debt due to fluctuations in the underlying benchmark interest rate.
(4)

Currency swap contract (buy USD/sell GBP) hedges the foreign currency exchange risk related to the Company’s forecasted GBP denominated interest receipts on its HC-One Facility. Represents a currency swap to sell approximately £1.1 million monthly at a rate of 1.5149 through October 2017.

The Company uses derivative instruments to mitigate the effects of interest rate and foreign currency fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. Utilizing derivative instruments allows the Company to manage the risk of fluctuations in interest and foreign currency rates related to the potential impact these changes could have on future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes. Assuming a one percentage point change in the underlying interest rate curve and foreign currency exchange rates, the estimated change in fair value of each of the underlying derivative instruments would not exceed $2 million.

At March 31, 2017, £219 million of the Company’s GBP-denominated borrowings under the Facility and 2015 Term Loan are designated as a hedge of a portion of the Company’s net investments in GBP-functional subsidiaries to mitigate its exposure to fluctuations in the GBP to USD exchange rate. For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to USD exchange rate of the instrument is recorded as part of the cumulative translation adjustment component of accumulated other comprehensive income (loss). Accordingly, the remeasurement value of the designated £219 million GBP-denominated borrowings due to fluctuations in the GBP to USD exchange rate are reported in accumulated other comprehensive income (loss) as the hedging relationship is considered to be effective. The cumulative balance of the remeasurement value will be reclassified to earnings when the hedged investment is sold or substantially liquidated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references in this report to “HCP,” “we,” “us” or “our” mean HCP, Inc., together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “HCP, Inc.” mean the parent company without its subsidiaries.

Cautionary Language Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements.” We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “forecast,” “plan,” “potential,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. Forward-looking statements reflect our current expectations and views about future events and are subject to known and unknown risks and uncertainties that could significantly affect our future financial condition and results of operations. While forward-looking statements reflect our good faith belief and assumptions we believe to be reasonable based upon current information, we can give no assurance that our expectations or forecasts will be attained. As more fully set forth under “Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, and “Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:

•

our reliance on a concentration of a small number of tenants and operators for a significant portion of our revenues, with our concentration in Brookdale increasing as a result of the consummation of the Spin-Off of Quality Care Properties, Inc. (“QCP”) on October 31, 2016;

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
•

our concentration in the healthcare property sector, particularly in life sciences, medical office buildings and hospitals, which makes our profitability more vulnerable to a downturn in a specific sector that if we were investing in multiple industries;

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

•

the effect on our tenants and operators of legislation and other legal requirements, including the Affordable Care Act and licensure, certification and inspection requirements, as well as laws addressing entitlement programs and related services, including Medicare and Medicaid, which may result in future reductions in reimbursements;

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

•	changes in global, national and local economic conditions, and currency exchange rates;
•	our ability to manage our indebtedness level and changes in the terms of such indebtedness;
•	competition for skilled management and other key personnel; and
•	our ability to maintain our qualification as a REIT.

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

The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•	Executive Summary
•	2017 Transaction Overview
•	Dividends
•	Results of Operations
•	Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements
•	Inflation
•	Non-GAAP Financial Measures Reconciliations
•	Critical Accounting Policies
•	Recent Accounting Pronouncements

Executive Summary

HCP, Inc., a Standard & Poor’s (“S&P”) 500 company, invests primarily in real estate serving the healthcare industry in the United States. We are a Maryland corporation organized in 1985 and qualify as a self-administered REIT. We acquire, develop, lease, manage and dispose of healthcare real estates. At March 31, 2017, our portfolio of investments, including properties in our unconsolidated joint ventures (“JVs”), consisted of interests in 801 properties.

We invest and manage our real estate portfolio for the long-term to maximize the benefit to our stockholders and support the growth of our dividends. The core elements of our strategy are: (i) to acquire, develop, lease, own and manage a diversified portfolio of quality healthcare properties across multiple geographic locations and business segments including senior housing, medical office, and life science, among others; (ii) to align ourselves with leading healthcare companies, operators and service providers, which over the long-term, should result in higher relative rental rates, net operating cash flows and appreciation of property values; (iii) to maintain adequate liquidity with long-term fixed rate debt financing with staggered maturities, which supports the longer-term nature of our investments, while reducing our exposure to interest rate volatility and refinancing risk at any point in the interest rate or credit cycles; and (iv) to continue to manage our balance sheet with a targeted financial leverage of 40% relative to our assets.

We believe that our real estate portfolio holds the potential for increased future cash flows as it is well-maintained and in desirable locations within markets where new supply is generally limited by the lack of available sites and the difficulty of obtaining the necessary licensing, other approvals and/or financing. Our strategy for maximizing the benefits from these opportunities is to: (i) work with new or existing tenants and operators to address their space and capital needs and (ii) provide high-quality property management services in order to motivate tenants to renew, expand or relocate into our properties.

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

2017 Transaction Overview

Disposition Transactions

In January 2017, we sold four life science facilities in Salt Lake City, Utah for $76 million, resulting in a net gain on sale of $45 million.

In January 2017, we completed the contribution of our ownership interest in RIDEA II to an unconsolidated JV owned by HCP and an investor group led by Columbia Pacific Advisors, LLC (“the HCP/CPA JV”). In addition, RIDEA II was recapitalized with $602 million of debt, of which $360 million was provided by a third-party and $242 million was provided by HCP. In return, we received $480 million in cash proceeds from the HCP/CPA JV and $242 million in note receivables and retained an approximate 40% beneficial interest in RIDEA II (the note receivable and 40% beneficial interest are herein referred to as the “RIDEA II Investments”). This transaction resulted in HCP deconsolidating the net assets of RIDEA II and recognizing a net gain on sale of $99 million.

In March 2017,we sold 64 senior housing triple-net assets, previously under triple-net leases with Brookdale Senior Living, Inc. (“Brookdale”), for $1.125 billion to affiliates of Blackstone Real Estate Partners VIII, L.P., resulting in a net gain on sale of $170 million.

In March 2017, we sold our aggregate £138.5 million par value Four Seasons senior notes (“Four Seasons Notes”) for £83 million ($101 million).  The disposition of the Four Seasons Notes generated a £42 million ($51 million) gain on sale as the sales price was above the previously-impaired carrying value of £41 million ($50 million). In addition, we sold our Four Seasons senior secured term loan at par plus accrued interest for £29 million ($35 million).

In March 2017, we sold a hospital in Palm Beach Gardens, Florida for $43 million to the current tenant.

Subsequent to the first quarter of 2017, we sold a land parcel in San Diego, California for $27 million.

Financing Activities

In January 2017, we paid down $440 million on our revolving line of credit facility, primarily using proceeds from our RIDEA II disposition.

In March 2017, we repaid our £137 million unsecured term loan (the “2012 Term Loan”) that was entered into on July 30, 2012 primarily using proceeds from the sale of our Four Seasons investments.

In March 2017, we repaid $472 million of mortgage debt primarily using proceeds from the sale of 64 SH NNN facilities, discussed above.

In April 2017, we paid down £105 million on our revolving line of credit facility.

On May 1, 2017, we repaid $250 million of maturing senior unsecured notes.

Developments and Redevelopments

Through May 2, 2017, we have leased 100% of The Cove Phase I and Phase II.

Dividends

The following table summarizes our common stock cash dividends declared in 2017:

		Amount	Dividend
Declaration Date	Record Date	Per Share	Payable Date
February 2	February 15	$0.37	March 2
April 27	May 8	0.37	May 23

Results of Operations

We evaluate our business and allocate resources among our reportable business segments: (i) senior housing triple-net (“SH NNN”); (ii) senior housing operating portfolio (“SHOP”); (iii) life science; and (iv) medical office. Under the medical office segment, we invest through the acquisition and development of medical office buildings (“MOBs”), which generally require a greater level of property management. Otherwise, we primarily invest, through the acquisition and development of real estate, in single tenant and operator properties. We have other non-reportable segments that are comprised primarily of our U.K. care homes, debt investments and hospitals. We evaluate performance based upon (i) property net operating income from continuing operations (“NOI”) and (ii) adjusted NOI (cash NOI) of the combined consolidated and unconsolidated investments in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (“SEC”).

Non-GAAP Financial Measures

Net Operating Income (“NOI”)

NOI and adjusted NOI are non-U.S. generally accepted accounting principles (“GAAP”) supplemental financial measures used to evaluate the operating performance of real estate. We include properties from our consolidated portfolio, as well as our pro-rata share of properties owned by our unconsolidated joint ventures, in our NOI and adjusted NOI. We believe providing this information assists investors and analysts in estimating the economic interest in our total portfolio of real estate. Our pro-rata share information is prepared on a basis consistent with the comparable consolidated amounts, is intended to reflect our proportionate economic interest in the operating results of properties in our portfolio and is calculated by applying our actual ownership percentage for the period. We do not control the unconsolidated joint ventures, and the pro-rata presentations of revenues and expenses included in NOI (see below) do not represent our legal claim to such items. The joint venture members or partners are entitled to profit or loss allocations and distributions of cash flows according to the joint venture agreements, which provide for such allocations generally according to their invested capital.

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

NOI is defined as rental and related revenues, including tenant recoveries, resident fees and services, and income from DFLs, less property level operating expenses; NOI excludes all other financial statement amounts included in net income (loss) as presented in Note 13 to the Consolidated Financial Statements. Management believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles, non-refundable entrance fees, net of entrance fee amortization and lease termination fees (“adjustments”). Adjusted NOI is oftentimes referred to as “cash NOI.” We use NOI and adjusted NOI to make decisions about resource allocations, to assess and compare property level performance, and to evaluate our same property portfolio (“SPP”), as described below. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect various excluded items. Further, our definition of NOI may not be comparable to the definition used by other REITs or real estate companies, as they may use different methodologies for calculating NOI. For a reconciliation of NOI and Adjusted NOI to net income (loss) by segment, refer to Note 13 to the Consolidated Financial Statements.

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

Same Property Portfolio

SPP NOI and adjusted NOI information allows us to evaluate the performance of our property portfolio under a consistent population by eliminating changes in the composition of our portfolio of properties. We include properties from our consolidated portfolio, as well as properties owned by our unconsolidated joint ventures in our SPP NOI and adjusted NOI (see NOI above for further discussion regarding our use of pro-rata share information and its limitations). We identify our SPP as stabilized properties that remained in operations and were consistently reported as leased properties or RIDEA properties for the duration of the year-over-year comparison periods presented, excluding assets held for sale. Accordingly, it takes a stabilized property a minimum of 12 months in operations under a consistent reporting structure to be included in our SPP. Newly acquired operating assets are generally considered stabilized at the earlier of lease-up (typically when the tenant(s) control(s) the physical use of at least 80% of the space) or 12 months from the acquisition date. Newly completed developments and redevelopments are considered stabilized at the earlier of lease-up or 24 months from the date the property is placed in service. SPP NOI excludes (i) certain non-property specific operating expenses that are allocated to each operating segment on a consolidated basis and (ii) entrance fees and related activity such as deferred expenses, reserves and management fees related to entrance fees. A property is removed from our SPP when it is classified as held for sale, sold, placed into redevelopment or changes its reporting structure. For a reconciliation of SPP to total portfolio adjusted NOI and other relevant disclosures by segment, refer to our Segment Analysis below.

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

FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is net income (loss) applicable to common shares (computed in accordance with GAAP), excluding gains or losses from sales of depreciable property, including any current and deferred taxes directly associated with sales of depreciable property, impairments of, or related to, depreciable real estate, plus real estate and other depreciation and amortization, and adjustments to compute our share of FFO and FFO as adjusted (see below) from joint ventures. Adjustments for joint ventures are calculated to reflect our pro-rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of FFO for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated joint ventures in which we do not own 100% of the equity by adjusting our FFO to remove the third party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods. Our pro-rata share information is prepared on a basis consistent with the comparable consolidated amounts, is intended to reflect our proportionate economic interest in the operating results of properties in our portfolio and is calculated by applying our actual ownership percentage for the period. We do not control the unconsolidated joint ventures, and the pro-rata presentations of reconciling items included in FFO (see above) do not represent our legal claim to such items. The joint venture members or partners are entitled to profit or loss allocations and distributions of cash flows according to the joint venture agreements, which provide for such allocations generally according to their invested capital. See NOI above for further discussion regarding our use of pro-rata share information and its limitations.

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

In addition, we present FFO before the impact of non-comparable items including, but not limited to, severance-related charges, litigation provisions, preferred stock redemption charges, impairments (recoveries) of non-depreciable assets, prepayment costs (benefits) associated with early retirement or payment of debt, foreign currency remeasurement losses (gains) and transaction-related items (“FFO as adjusted”). Prepayment costs (benefits) associated with early retirement of debt include the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of debt. Transaction-related items include expensed acquisition and pursuit costs and gains/charges incurred as a result of mergers and acquisitions and lease amendment or termination activities. Management believes that FFO as adjusted provides a meaningful supplemental measurement of our FFO run-rate and is frequently used by analysts, investors and other interested parties in the evaluation of our performance as a REIT. At the same time that NAREIT created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe stockholders, potential investors and financial analysts who review our operating performance are best served by an FFO run-rate earnings measure that includes, in addition to adjustments made to arrive at the NAREIT defined measure of FFO, other adjustments to net income (loss). FFO as adjusted is used by management in analyzing our business and the performance of our properties, and we believe it is important that stockholders, potential investors and financial analysts understand this measure used by management. We use FFO as adjusted to: (i) evaluate our performance in comparison with expected results and results of previous periods, relative to resource allocation decisions, (ii) evaluate the performance of our management, (iii) budget and forecast future results to assist in the allocation of resources, (iv) assess our performance as compared with similar real estate companies and the industry in general and (v) evaluate how a specific potential investment will impact our future results. Other REITs or real estate companies may use different methodologies for calculating an adjusted FFO measure, and accordingly, our FFO as adjusted may not be comparable to those reported by other REITs. For a reconciliation of net income (loss) to FFO and FFO as adjusted and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.

Funds Available for Distribution (“FAD”)

FAD is defined as FFO as adjusted after excluding the impact of the following: (i) amortization of acquired market lease intangibles, net, (ii) amortization of deferred compensation expense, (iii) amortization of deferred financing costs, net, (iv) straight-line rents, (v) non-cash interest and depreciation related to DFLs and lease incentive amortization (reduction of straight-line rents) and (vi) deferred revenues, excluding amounts amortized into rental income that are associated with tenant funded improvements owned/recognized by us and up-front cash payments made by tenants to reduce their contractual rents. Also, FAD: (i) is computed after deducting recurring capital expenditures, including leasing costs and second generation tenant and capital improvements, and (ii) includes lease restructure payments and adjustments to compute our share of FAD from our unconsolidated joint ventures and those related to CCRC non-refundable entrance fees. Certain amounts in the “Non-GAAP Financial Measures Reconciliation” below for FAD have been reclassified for prior periods to conform to the current period presentation. More specifically, we have combined wholly-owned and our share from unconsolidated joint ventures recurring capital expenditures, including leasing costs and second generation tenant and capital improvements (previously reported in “other”) into a single line item. In addition, we have combined cash CCRC JV entrance fees with CCRC JV entrance fee amortization into a single line item, separately disclosed deferred income taxes (previously reported in “other”) and collapsed immaterial line items into ‘other’. Adjustments for joint ventures are calculated to reflect our pro-rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of FAD for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated joint ventures in which we do not own 100% of the equity by adjusting our FAD to remove the third party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods (see FFO above for further disclosure regarding our use of pro-rata share information and its limitations). Other REITs or real estate companies may use different methodologies for calculating FAD, and accordingly, our FAD may not be comparable to those reported by other REITs. Although our FAD computation may not be comparable to that of other REITs, management believes FAD provides a meaningful supplemental measure of our performance and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. We believe FAD is an alternative run-rate earnings measure that improves the understanding of our operating results among investors and makes comparisons with: (i) expected results, (ii) results of previous periods and (iii) results among REITS more meaningful. FAD does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as it excludes the following items which generally flow through our cash flows from operating activities: (i) adjustments for changes in working capital or the actual timing of the payment of income or expense items that are accrued in the period, (ii) transaction-related costs, (iii) litigation settlement expenses, (iv) severance-related expenses and (v) actual cash receipts from interest income recognized on loans receivable (in contrast to our FAD adjustment to exclude non-cash interest and depreciation related to our investments in direct financing leases). Furthermore, FAD is adjusted for recurring capital expenditures, which are generally not considered when determining cash flows from operations or liquidity. FAD is a non-GAAP supplemental financial measure and should not be considered as an alternative to net income (loss) determined in accordance with GAAP. For a reconciliation of net income (loss) to FAD and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

Overview

Three Months Ended March 31, 2017 and 2016

The following table summarizes results for the three months ended March 31, 2017 and 2016 (dollars in thousands, except per share data):

	Three Months Ended		Three Months Ended		Per
	March 31, 2017		March 31, 2016		Share
	Amount	Per Share	Amount	Per Share	Change
Net income applicable to common shares	$460,375	$0.97	$115,762	$0.25	$0.72
FFO	288,249	0.61	319,266	0.68	(0.07)
FFO as adjusted	240,172	0.51	321,784	0.69	(0.18)
FAD	218,555		309,038

Earnings per share (“EPS”) increased primarily as a result of the following:

•	gains on sales of real estate during the first quarter of 2017 compared to none during the first quarter of 2016;
•	gain on sale of our Four Seasons Notes;
•	a reduction in interest expense as a result of debt repayments, which primarily occurred in the second half of 2016; and
•	increased NOI from our 2016 acquisitions, annual rent escalations and developments placed in service.

The increase in EPS was partially offset by the following:

•	a reduction in net income from discontinued operations due to the spinoff of QCP on October 31, 2016; and
•	a reduction in resident fees and services, partially offset by a reduction in operating expenses due to the partial sale and deconsolidation of RIDEA II during the first quarter of 2017.

FFO decreased primarily as a result of the aforementioned events impacting EPS, excluding gains on sales of real estate, which is an adjustment to our calculation of FFO.

FFO as adjusted decreased primarily as a result of the aforementioned events impacting FFO, excluding the gain on sale of our Four Seasons Notes which is excluded from FFO as adjusted.

FAD decreased primarily as a result of the aforementioned events impacting FFO as adjusted and increased leasing costs and tenant capital improvements and lower lease restructure payments.

Segment Analysis

The tables below provide selected operating information for our SPP and total property portfolio for each of our business segments. Our SPP for the three months ended March 31, 2017 consists of 740 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2016 and that remained in operation under a consistent reporting structure through March 31, 2017. Our total property portfolio consists of 801 and 862 properties at March 31, 2017 and 2016, respectively.

Senior Housing Triple-Net

The following table summarizes results at and for the three months ended March 31, 2017 and 2016 (dollars in thousands, except per unit data):

	SPP			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2017	2016	Change	2017	2016	Change
Rental revenues(1)	$75,425	$74,956	$469	$100,034	$106,889	$(6,855)
Operating expenses	(155)	(174)	19	(1,111)	(2,074)	963
NOI	75,270	74,782	488	98,923	104,815	(5,892)
Adjustments to NOI	(1,515)	(4,590)	3,075	(1,839)	(5,443)	3,604
Adjusted NOI	$73,755	$70,192	$3,563	97,084	99,372	(2,288)
Non-SPP adjusted NOI				(23,329)	(29,180)	5,851
SPP adjusted NOI				$73,755	$70,192	$3,563
Adjusted NOI % change			5.1%
Property count(2)	204	204		209	209
Average capacity (units)(3)	20,172	20,169		26,435	29,048
Average annual rent per unit	$14,656	$13,955		$14,858	$13,970

(1)	Represents rental and related revenues and income from DFLs.
(2)

From our past presentation of SPP for the three months ended March 31, 2016, we removed 74 senior housing properties from SPP that were sold and 18 senior housing properties that we transitioned to SHOP.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.

SPP adjusted NOI increased primarily as a result of the following:

•	annual rent escalations; and

•	higher cash rent received from our portfolio of assets leased to Sunrise Senior Living.

Total Portfolio NOI and adjusted NOI decreased primarily as a result of the following Non-SPP impacts:

•	SH NNN facilities sold during 2016 and 2017; and

•	the transition of 18 SH NNN facilities to a RIDEA structure during the second half of 2016 and first quarter of 2017 (reported in our SHOP segment).

The decrease to Total Portfolio NOI and adjusted NOI is partially offset by (i) increased non-SPP income from five SH NNN facilities acquired in the first quarter of 2016 and (ii) the aforementioned increases to SPP.

Senior Housing Operating Portfolio

The following table summarizes results at and for the three months ended March 31, 2017 and 2016 (dollars in thousands, except per unit data):

	SPP			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2017	2016	Change	2017	2016	Change
Resident fees and services	$93,669	$92,353	$1,316	$140,228	$165,763	$(25,535)
HCP share of unconsolidated JV revenues	77,397	75,577	1,820	76,364	52,277	24,087
Operating expenses	(58,580)	(57,784)	(796)	(94,539)	(114,003)	19,464
HCP share of unconsolidated JV of operating expenses	(62,332)	(61,395)	(937)	(59,527)	(42,088)	(17,439)
NOI	50,154	48,751	1,403	62,526	61,949	577
Adjustments to NOI	—	—	—	3,508	5,032	(1,524)
Adjusted NOI	$50,154	$48,751	$1,403	66,034	66,981	(947)
Non-SPP adjusted NOI				(15,880)	(18,230)	2,350
SPP adjusted NOI				$50,154	$48,751	$1,403
Adjusted NOI % change			2.9%
Property count(1)	123	123		153	153
Average capacity (units)	21,203	16,794		25,515	23,332
Average annual rent per occupied unit	$50,968	$45,403		$52,986	$48,499

(1)

From our past presentation of SPP for the three months ended March 31, 2016, we have recast the components of SPP to reflect our retained 40% equity interest in RIDEA II within HCP share of unconsolidated JV revenues and operating expenses resulting from our deconsolidation of RIDEA II during the first quarter of 2017.

SPP NOI and adjusted NOI increased primarily as a result of the following:

•	increased rates for resident fees and services; and

•	lower expense growth, partially offset by a decline in occupancy.

Total Portfolio NOI and adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the transition of 18 SH NNN assets to SHOP, partially offset by decreased non-SPP income from our partial sale of RIDEA II.

Life Science

The following table summarizes results at and for the three months ended March 31, 2017 and 2016 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2017	2016	Change	2017	2016	Change
Rental revenues(1)	$80,746	$77,113	$3,633	$85,321	$88,948	$(3,627)
HCP share of unconsolidated JV revenues	1,912	1,795	117	1,940	1,810	130
Operating expenses	(15,189)	(14,028)	(1,161)	(17,319)	(16,743)	(576)
HCP share of unconsolidated JV of operating expenses	(371)	(374)	3	(371)	(374)	3
NOI	67,098	64,506	2,592	69,571	73,641	(4,070)
Adjustments to NOI	347	(59)	406	(256)	(673)	417
Adjusted NOI	$67,445	$64,447	$2,998	69,315	72,968	(3,653)
Non-SPP adjusted NOI				(1,870)	(8,521)	6,651
SPP adjusted NOI				$67,445	$64,447	$2,998
Adjusted NOI % change			4.7%
Property count(2)	117	117		120	118
Average occupancy	97.2%	97.8%		96.3%	98.0%
Average occupied square feet	6,771	6,805		7,005	7,661
Average annual total revenues per occupied square foot	$50	$47		$50	$48
Average annual base rent per occupied square foot	$41	$41		$42	$40

(1)	Represents rental and related revenues and tenant recoveries.
(2)	From our past presentation of SPP for the three months ended March 31, 2016, we removed five life science facilities that were sold.

SPP NOI and adjusted NOI increased primarily as a result of the following:

•	mark-to-market lease renewals;

•	new leasing activity; and

•	specific to adjusted NOI, annual rent escalations.

Total Portfolio NOI and adjusted NOI decreased primarily as a result of the following impacts to Non-SPP:

•	decreased income from the sale of life science facilities in 2016 and the first quarter of 2017; partially offset by

•	increased income from (i) life science acquisitions in 2016 and (ii) increased occupancy in a development placed in operations during 2016.

The decrease in Total Portfolio NOI and adjusted NOI was also partially offset by the aforementioned increases to SPP.

During the three months ended March 31, 2017, 91,000 square feet of new and renewal leases commenced at an average annual base rent of $44.30 per square foot, compared to 81,000 square feet of expired leases with an average annual base rent of $34.94 per square foot. During the three months ended March 31, 2017,  we disposed of 324,000 square feet with an average annual base rent of $18.81 per square foot that was held for sale at December 31, 2016.

Medical Office

The following table summarizes results at and for the three months ended March 31, 2017 and 2016 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2017	2016	Change	2017	2016	Change
Rental revenues(1)	$104,231	$101,233	$2,998	$118,371	$108,023	$10,348
HCP share of unconsolidated JV revenues	467	468	(1)	489	479	10
Operating expenses	(38,411)	(37,475)	(936)	(44,864)	(41,949)	(2,915)
HCP share of unconsolidated JV of operating expenses	(143)	(149)	6	(142)	(149)	7
NOI	66,144	64,077	2,067	73,854	66,404	7,450
Adjustments to NOI	(66)	(810)	744	(969)	(795)	(174)
Adjusted NOI	$66,078	$63,267	$2,811	72,885	65,609	7,276
Non-SPP adjusted NOI				(6,807)	(2,342)	(4,465)
SPP adjusted NOI				$66,078	$63,267	$2,811
Adjusted NOI % change			4.4%
Property count(2)	217	217		239	227
Average occupancy	92.2%	92.1%		92.0%	91.3%
Average occupied square feet	14,979	14,940		16,761	15,611
Average annual total revenues per occupied square foot	$28	$27		$28	$27
Average annual base rent per occupied square foot	$23	$23		$24	$23

(1)	Represents rental and related revenues and tenant recoveries.
(2)	From our past presentation of SPP for the three months ended March 31, 2016, we removed three MOBs that were sold and six MOBs that were placed into redevelopment.

SPP NOI and adjusted NOI increased primarily as a result of increased occupancy. Additionally, SPP adjusted NOI increased as a result of annual rent escalations.

Total Portfolio NOI and adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following impacts to Non-SPP:

•	increased income from 2016 acquisitions; and

•	increased occupancy in former redevelopment and development properties that have been placed into operations; partially offset by

•	decreased income from the sale of three MOBs during 2016.

During the three months ended March 31, 2017,  575,000 square feet of new and renewal leases commenced at an average annual base rent of $22.56 per square foot, compared to 558,000 square feet of expiring and terminated leases with an average annual base rent of $22.12 per square foot.

Other Income and Expense Items

Tandem Mezzanine Loan

On July 31, 2012, we closed a mezzanine loan facility to lend up to $205 million to Tandem Health Care (“Tandem”), as part of the recapitalization of a post-acute/skilled nursing portfolio (the “Tandem Portfolio”). We funded $100 million (the “First Tranche”) at closing and funded an additional $102 million (the “Second Tranche”) in June 2013. In May 2015, we increased and extended the mezzanine loan facility with Tandem to: (i) fund $50 million (the “Third Tranche”) and $5 million (the “Fourth Tranche”), the proceeds of which were used to repay a portion of Tandem’s existing senior and mortgage debt, respectively; (ii) extend its maturity to October 2018; and (iii) extend the prepayment penalty period through January 2017. The tranches (collectively, the “Tandem Mezzanine Loan”) bear interest at fixed annual rates of 12%, 14%, 6% and 6% per annum for the First, Second, Third and Fourth Tranches, respectively. The blended rate for the Tandem Mezzanine Loan is 11.5% per year. Due to a decline in the Tandem Portfolio’s operating performance, at September 30, 2016, we assigned an internal rating of “Watch List” to the Tandem Mezzanine Loan. At March 31, 2017, the Tandem Mezzanine Loan had an outstanding balance of $257 million and was subordinate to approximately $372 million of senior mortgage debt.

Tandem leases the entire Tandem Portfolio to Consulate Health Care (“Consulate”) under a master lease (the “Tandem and Consulate Lease”). On February 15, 2017, a jury returned an adverse verdict against five Consulate entities (which are not tenants under the Tandem and Consulate Lease) as defendants, resulting in a $348 million judgment. On March 15, 2017, the court stayed the execution of the judgment pending Consulate’s post-trial motion for judgment as a matter of law. It is unclear how the court will ultimately rule or whether the parties will reach an out-of-court settlement. A negative outcome would have a materially adverse effect on Consulate’s financial condition, results of operations or cash flows. This may cause additional declines in the Tandem Portfolio’s operating performance and would likely negatively affect Consulate’s and Tandem’s ability to raise capital. This may further adversely affect Tandem’s ability to meet its debt service obligations to us, which would have a negative impact on our future liquidity. We are currently evaluating our options with respect to the Tandem Mezzanine Loan.

At March 31, 2017, as a result of the Tandem Portfolio’s operating performance there are outstanding events of default under the Tandem and Consulate Lease (“Events of Default”) due to: (i) Consulate’s failure to meet certain financial covenants under the Tandem and Consulate Lease; and (ii) events of default under Consulate’s working capital facility, which, through a cross-default provision, are Events of Default. Additionally, Consulate failed to pay the full amount of its April 2017 rent under the Tandem and Consulate Lease which triggered another Event of Default. Through cross-default provisions, these Events of Default are also events of default under the Tandem Mezzanine Loan and Tandem’s senior mortgage debt (each, a “Loan Event of Default”). The Tandem Mezzanine Loan requires Tandem to pay default interest at a rate of 16.5% per year, during periods in which there is an outstanding Loan Event of Default. Tandem did not pay the additional 5% default interest rate spread above 11.5% and, therefore, created a monetary event of default under the Tandem Mezzanine Loan.

We entered into a forbearance agreement with Tandem on May 1, 2017, pursuant to which we agreed to forbear from exercising our remedies, including waiving default interest with respect to the above-described Loan Events of Default under the Tandem Mezzanine Loan until June 30, 2017, subject to the satisfaction of certain conditions. Under the forbearance terms, among other conditions, Tandem is required to make timely non-default interest payments in full for each of May and June 2017, and no additional Event of Default or Loan Event of Default may occur. Our forbearance is contingent on the senior mortgage lender also agreeing to forebear from exercising remedies, including waiving default interest, with respect to the above-described Loan Events of Default under the senior mortgage debt. We expect Tandem and Tandem’s senior mortgage lender to enter into such forbearance agreement in the near term.

Although Tandem continues to remain current on its non-default interest payment obligations under the Tandem Mezzanine Loan, we believe that it is probable we will be unable to collect all interest and principal payments according to the contractual terms of the Tandem Mezzanine Loan. Because the Tandem Mezzanine Loan is deemed collateral-dependent, and the fair value of the underlying collateral, net of the fair value of the senior mortgage debt, at March 31, 2017, exceeds the carrying amount of the Tandem Mezzanine Loan, we have not recorded an impairment write-down at March 31, 2017. We will continue to monitor the fair value of the collateral, and other factors, to determine whether we will be required to record an impairment write-down in future periods. Additionally, beginning in the first quarter of 2017, we elected to recognize interest income on a cash basis. During both the three months ended March 31, 2017 and 2016, we recognized interest income and received cash payments of $7 million from Tandem.

The following table summarizes our other income and expense items results for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Interest income	$18,331	$18,029	$302
Interest expense	86,718	122,062	(35,344)
Depreciation and amortization	136,554	139,855	(3,301)
General and administrative	22,478	25,451	(2,973)
Acquisition and pursuit costs	1,057	2,475	(1,418)
Gain on sales of real estate, net	317,258	—	317,258
Other income, net	51,208	1,292	49,916
Income tax benefit (expense)	6,162	(3,704)	9,866
Equity income (loss) from unconsolidated joint ventures	3,269	(908)	4,177
Total discontinued operations	—	68,408	(68,408)
Noncontrolling interests’ share in earnings	(3,032)	(3,626)	594

Interest expense

Interest expense decreased for the three months ended March 31, 2017 as a result of senior unsecured notes and mortgage debt payoffs which occurred primarily in the second half of 2016.

The following table sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	At March 31, (1)
	2017	2016
Balance:
Fixed rate	$7,616,705	$10,108,396
Variable rate	492,421	810,313
Total	$8,109,126	$10,918,709
Percent of total debt:
Fixed rate	93.9%	92.6%
Variable rate	6.1%	7.4%
Total	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate	4.26%	4.71%
Variable rate	1.65%	1.68%
Total	4.10%	4.48%

(1)

At March 31, 2017 and 2016, excludes $91 million and $95 million, respectively, of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities and demand notes that have no scheduled maturities. At March 31, 2017 and 2016, principal balances of $46 million and $71 million, respectively, of variable-rate mortgages are presented as fixed-rate debt as the interest payments were swapped from variable to fixed. At March 31, 2017 and 2016, principal balances of £220 million ($275 million) and £357 million ($513 million) of term loans, respectively, are presented as fixed-rate debt as the interest payments were swapped from variable to fixed.

Our exposure to interest rate fluctuations related to our variable rate indebtedness is partially mitigated by our interest rate swap contracts. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.

Depreciation and amortization expense

Depreciation and amortization expense decreased for the three months ended March 31, 2017 primarily as a result of the sale of 64 SH NNN assets and the deconsolidation of RIDEA II during the first quarter of 2017, partially offset by depreciation of assets acquired during 2016.

General and administrative expenses

General and administrative expenses decreased  for the three months ended March 31, 2017 primarily as a result of lower stock compensation and severance expenses.

Acquisition and pursuit costs

Acquisition and pursuit costs decreased for the three months ended March 31, 2017 as a result of lower acquisition volume compared to the first quarter of 2016.

Beginning in the first quarter of 2017, we adopted the Financial Accounting Standards Board’s Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). We expect a decrease in acquisition and pursuit costs recognized within our consolidated statements of operations as a result of adopting ASU 2017-01. See Note 2 to the Consolidated Financial Statements.

Gain on sales of real estate, net

During the three months ended March 31, 2017,  we sold 64 SH NNN assets, a portfolio of four life science facilities and a 40% interest in RIDEA II, recognizing total net gain on sales of real estate of $317 million. During the three months ended March 31, 2016, there were no sales of real estate.

Other income, net

Other income, net, increased for the three months ended March 31, 2017, primarily as a result of the gain on sale of our Four Seasons Notes.

Income tax expense

The decrease in income taxes for the three months ended March 31, 2017 was primarily the result of: (i) $5 million tax benefit from the sale of a 40% interest in RIDEA II in 2017; and (ii) $4 million income tax expense associated with state built-in gain tax for the disposition of certain real estate assets during 2016.

Equity income (loss) from unconsolidated joint ventures

The increase in equity income from unconsolidated joint ventures for the three months ended March 31, 2017 was primarily the result of income from RIDEA II in our SHOP segment.

Total discontinued operations

For the three months ended March 31, 2017, there were no discontinued operations. Discontinued operations for the three months ended March 31, 2016 relates to income from the operations of QCP.

Liquidity and Capital Resources

We anticipate that our cash flow from operations, available cash balances and cash from our various financing activities will be adequate for at least the next 12 months for purposes of: (i) funding recurring operating expenses; (ii) meeting debt service requirements including principal payments and maturities; and (iii) satisfying our distributions to our stockholders and non-controlling interest members.

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

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, as noted below, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our credit ratings. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. At April 28, 2017, we had a credit rating of BBB from Fitch, Baa2 from Moody’s and BBB from S&P Global on our senior unsecured debt securities.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $764 million and $95 million at March 31, 2017 and December 31, 2016, respectively, representing an increase of $669 million. The following table sets forth changes in cash flows (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Net cash provided by operating activities	$193,129	$268,617	$(75,488)
Net cash provided by (used in) investing activities	1,715,217	(165,757)	1,880,974
Net cash used in financing activities	(1,238,969)	(354,402)	(884,567)

The decrease in operating cash flow is primarily the result of (i) decreased income related to the QCP Spin-Off and (ii) decreased working capital, partially offset by our (i) 2016 acquisitions, (ii) annual rent increases, and (iii) decreased interest paid as a result of lower balances on our senior unsecured notes and line of credit. Our cash flow from operations is dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

The following are significant investing and financing activities for the three months ended March 31, 2017:

•	received net proceeds of $1.6 billion from the sale of real estate, including the sale and recapitalization of RIDEA II;
•	received net proceeds of $185 million primarily from the sale of our Four Seasons investments and DFL repayment;
•	made investments of $98 million primarily for the development of real estate;
•	repaid $1.1 billion under our bank line of credit, 2012 Term Loan and mortgage debt; and
•	paid dividends on common stock of $174 million.

Debt

Bank Line of Credit and Term Loans

Our $2.0 billion unsecured revolving line of credit facility (the “Facility”) matures on March 31, 2018 and contains a one-year extension option. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends on our credit ratings. We pay a facility fee on the entire revolving commitment that depends on our credit ratings. Based on our credit ratings at April 28, 2017, the margin on the Facility was 1.05%, and the facility fee was 0.20%. The Facility also includes a feature that allows us to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. At March 31, 2017, we had £394 million ($492 million) outstanding under the Facility with a weighted average effective interest rate of 1.65%.

We have a £220 million ($275 million at March 31, 2017) four-year unsecured term loan, maturing January 12, 2019, that accrues interest at a rate of GBP LIBOR plus 1.15%, subject to adjustments based on our credit ratings.

See Note 10 in the Consolidated financial Statements for additional information about our outstanding debt.

See “2017 Transaction Overview” for further information regarding our significant financing activities during the first quarter of 2017.

Equity

At March 31, 2017, we had  468 million shares of common stock outstanding, equity totaled $6.2 billion, and our equity securities had a market value of $14.9 billion.

At March 31, 2017, non-managing members held an aggregate of 4 million units in five limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

At-The-Market Program

In June 2015, we established an at-the-market program, in connection with the renewal of our Shelf Registration Statement. Under this program, we may sell shares of our common stock from time to time having an aggregate gross sales price of up to $750 million through a consortium of banks acting as sales agents or directly to the banks acting as principals. There was no activity during the three months ended March 31, 2017 and, at March 31, 2017, shares of our common stock having an aggregate gross sales price of $676 million were available for sale under the at-the-market program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under our program.

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

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures as described in Note 7 to the Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those included in our Annual Report on Form 10-K for the year ended December 31, 2016 in “Contractual Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Inflation

Our leases often provide for either fixed increases in base rents or indexed escalators, based on the Consumer Price Index or other measures, and/or additional rent based on increases in the tenants’ operating revenues. Most of our MOB leases require the tenant to pay a share of property operating costs such as real estate taxes, insurance and utilities. Substantially all of our senior housing, life science and remaining other leases require the tenant or operator to pay all of the property operating costs or reimburse us for all such costs. We believe that inflationary increases in expenses will be offset, in part, by the tenant or operator expense reimbursements and contractual rent increases described above.

Non-GAAP Financial Measures Reconciliations

The following is a reconciliation from net income applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO, FFO as adjusted and FAD (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Net income applicable to common shares	$460,375	$115,762
Depreciation and amortization of real estate, in-place lease and other intangibles	136,554	141,322
Other depreciation and amortization	3,010	2,962
Gain on sales of real estate, net	(317,258)	—
Taxes associated with real estate dispositions	(5,499)	53,177
Equity (income) loss from unconsolidated joint ventures	(3,269)	908
FFO from unconsolidated joint ventures	18,308	10,378
Noncontrolling interests’ and participating securities’ share in earnings	3,802	3,983
Noncontrolling interests’ and participating securities’ share in FFO	(7,774)	(9,226)
FFO applicable to common shares	288,249	319,266
Distributions on dilutive convertible units	2,803	3,583
Diluted FFO applicable to common shares	$291,052	$322,849
Weighted average shares used to calculate diluted FFO per common share	475,173	472,186

Impact of adjustments to FFO:
Transaction-related items(1)	$1,057	$2,518
Other impairment recovery(2)	(50,895)	—
Litigation provision	1,838	—
Foreign currency remeasurement gains	(77)	—
	$(48,077)	$2,518

FFO as adjusted applicable to common shares	$240,172	$321,784
Distributions on dilutive convertible units and other	2,877	3,579
Diluted FFO as adjusted applicable to common shares	$243,049	$325,363

Diluted FFO as adjusted per common share	$0.51	$0.69

Weighted average shares used to calculate diluted FFO as adjusted per common share	475,173	472,186

	Three Months Ended March 31,
	2017	2016
FFO as adjusted applicable to common shares	$240,172	$321,784
Amortization of deferred compensation	3,765	5,345
Amortization of deferred financing costs	3,858	5,280
Straight-line rents	(5,007)	(7,576)
Other depreciation and amortization	(3,010)	(2,962)
Leasing costs and tenant and capital improvements(3)	(23,287)	(20,482)
Lease restructure payments	540	6,294
CCRC entrance fees(4)	3,649	5,502
Deferred income taxes	(2,374)	(2,942)
Other FAD adjustments	249	(1,205)
FAD applicable to common shares	$218,555	$309,038
Distributions on dilutive convertible units	2,803	3,583
Diluted FAD applicable to common shares	$221,358	$312,621

The following is a reconciliation, on a per share basis, from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO and FFO as adjusted:

	Three Months Ended March 31,
	2017	2016
Diluted earnings per common share	$0.97	$0.25
Depreciation and amortization	0.29	0.30
Other depreciation and amortization	0.01	0.01
Gain on sales of real estate, net	(0.67)	—
Taxes related to real estate dispositions	(0.01)	0.11
Joint venture and participating securities FFO adjustments	0.02	0.01
Diluted FFO applicable to common shares	$0.61	$0.68
Transaction-related items and other(1)	—	0.01
Other impairment recovery(2)	(0.10)	—
FFO as adjusted applicable to common shares	$0.51	$0.69

(1)

On January 1, 2017, we early adopted the FASB ASU No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”) which prospectively results in recognizing the majority of our real estate acquisitions as asset acquisitions rather than business combinations. Acquisition and pursuit costs relating to completed asset acquisitions are capitalized, including those costs incurred prior to January 1, 2017. Real estate acquisitions completed prior to January 1, 2017 were deemed business combinations and the related acquisition and pursuit costs were expense as incurred.

(2)	For the three months ended March 31, 2017, the other impairment recovery relates to the sale of our Four Seasons Notes.
(3)	Includes our share of leasing costs and tenant and capital improvements from unconsolidated joint ventures.
(4)	Represents our 49% share of non-refundable entrance fees as the fees are collected by our CCRC JV, net of CCRC JV entrance fee amortization.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2016 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements. There have been no significant changes to our critical accounting policies during 2017.

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

To illustrate the effect of movements in the interest rate and foreign currency markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves and foreign currency exchange rates of the derivative portfolio in order to determine the change in fair value. Assuming a one percentage point change in the underlying interest rate curve and foreign currency exchange rates, the estimated change in fair value of each of the underlying derivative instruments would not exceed $2 million.

Interest Rate Risk.  At March 31, 2017, we are exposed to market risks related to fluctuations in interest rates primarily on variable rate debt. At March 31, 2017, $319 million of our variable-rate debt was hedged by interest rate swap transactions. The interest rate swaps are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable-rate debt to fixed interest rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. A one percentage point change in interest rates would change the fair value of our fixed rate debt and investments by approximately $55 million and $2 million, respectively, and would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point change in the interest rate related to the variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance at March 31, 2017, our annual interest expense and interest income would increase by approximately $6 million and $0.8 million, respectively.

Foreign Currency Risk.  At March 31, 2017, our exposure to foreign currencies primarily relates to U.K. investments in leased real estate, senior notes and related GBP denominated cash flows. Our foreign currency exposure is partially mitigated through the use of GBP denominated borrowings and foreign currency swap contracts. Based solely on our operating results for the three months ended March 31, 2017, including the impact of existing hedging arrangements, if the value of the GBP relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the quarter ended March 31, 2017, our cash flows would have decreased or increased, as applicable, by less than $1 million.

Market Risk.  We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At March 31, 2017, both the fair value and carrying value of marketable debt securities was $18 million.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See the “Legal Proceedings” section of Note 11 to the consolidated Financial Statements for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

Item 1A.  Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results. The following updates the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as updated by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017:

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

 The failure to comply with the extensive laws, regulations and other requirements applicable to their business and the operation of our properties could result in, among other challenges: (i) becoming ineligible to receive reimbursement from governmental reimbursement programs; (ii) bans on admissions of new patients or residents; (iii) civil or criminal penalties; and (iv) significant operational changes. These laws and regulations are enforced by a variety of federal, state and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. For example, we have provided a loan to Tandem, a property company with ownership interests in 69 facilities totaling 6,924 beds (the “Tandem Portfolio”) (see Note 6 to the Consolidated Financial Statements for additional information). Affiliates of the sole tenant and operator of Tandem’s facilities, Consulate, are facing a qui tam or “whistleblower” action alleging that Consulate overbilled the federal government and the State of Florida (United States of America v. CMC II, LLC, et al, U.S. District Court, M.D. Florida). On February 15, 2017, a jury returned an adverse verdict against five Consulate entities as defendants, resulting in a $348 million judgment against all defendants. On March 15, 2017, the court stayed the execution of the judgment pending Consulate’s post-trial motion for judgment as a matter of law. It is unclear how the court will ultimately rule or whether the parties will reach an out-of-court settlement. A negative outcome would have a materially adverse effect on Consulate.

This would cause additional declines in the Tandem Portfolio’s operating performance and would likely negatively affect Consulate’s and Tandem’s ability to raise capital, which would further adversely affect Tandem’s ability to meet its debt service obligations to us. We are currently evaluating our options in respect of the Tandem Mezzanine Loan. Regardless of the ultimate outcome, our tenants, operators and borrowers could be adversely affected by the resources required to respond to an investigation or other enforcement action. In such event, the results of operations and financial condition of our tenants and the results of operations of our properties operated by those entities could be materially adversely affected, which, in turn, could have a materially adverse effect on us. We are unable to predict future federal, state and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework could have a materially adverse effect on our tenants and operators, which, in turn, could have a materially adverse effect on us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

The following table sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2017.

				Maximum Number (Or
			Total Number Of Shares	Approximate Dollar Value)
		Average	(Or Units) Purchased As	Of Shares (Or Units) That
	Total Number	Price	Part Of Publicly	May Yet Be Purchased
	Of Shares	Paid Per	Announced Plans Or	Under The Plans Or
Period Covered	Purchased(1)	Share	Programs	Programs
January 1-31, 2017	23,825	$30.00	—	—
February 1-28, 2017	92,384	30.41	—	—
March 1-31, 2017	285	29.76	—	—
Total	116,494	30.33	—	—

(1)

Represents shares of our common stock withheld under our equity incentive plans to offset tax withholding obligations that occur upon vesting of restricted shares and restricted stock units. The value of the shares withheld is based on the closing price of our common stock on the last trading day prior to the date the relevant transaction occurs.

Item 5. Other Information

(a)

Election of Thomas M. Herzog as President and Chief Executive Officer

On April 27, 2017, the Board of Directors (the “Board”) elected Thomas M. Herzog, our current Chief Executive Officer (“CEO”), as our President and Chief Executive Officer, effective June 1, 2017.

Mr. Herzog has served as CEO of HCP since January 2017, and served as Chief Financial Officer (“CFO”) of HCP from June 2016 through December 2016. From January 2013 until joining HCP in June 2016, he was CFO of UDR, Inc. (NYSE: UDR), a multifamily REIT. Mr. Herzog served as CFO of Amstar, a Denver-based real estate investment company, from August 2011 to January 2013. He previously served as CFO of HCP from April 2009 to May 2011. Mr. Herzog was Chief Accounting Officer at Apartment Investment and Management Company (NYSE: AIV), a multifamily REIT, from 2004 to 2005 and CFO from 2005 to 2009. From 2000 to 2004, he served in the roles of Chief Accounting Officer & Global Controller and Finance Technical Advisor for GE Real Estate. Prior to joining GE Real Estate, Mr. Herzog began his career in public accounting with Deloitte & Touche LLP, serving in the audit department for ten years, including a two-year national office assignment in the real estate group. He currently serves on the Board of Directors for Tier REIT, Inc. (NYSE: TIER), an office property REIT.

There are no family relationships involving Mr. Herzog that would require disclosure under Item 401(d) of Regulation S-K. There are no current or proposed transactions in which he or any member of his immediate family has, or will have, a direct or indirect material interest that would require disclosure under Item 404(a) of Regulation S-K.

(b)

None.

Item 6. Exhibits

31.1	Certification by Thomas M. Herzog, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Peter A. Scott, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Thomas M. Herzog, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Peter A. Scott, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*       Filed herewith.

**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2017	HCP, Inc.

(Registrant)

/s/ THOMAS M. HERZOG
Thomas M. Herzog
Chief Executive Officer
(Principal Executive Officer)

/s/ PETER A. SCOTT
Peter A. Scott
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ SCOTT A. ANDERSON
Scott A. Anderson
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)