Form 10-Q
period 2017-06-30
HCP, INC.
filed 2017-08-01
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2017.
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☐ NO ☒
At July 28, 2017, there were 468,963,146 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

HCP, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Real Estate:
Buildings and improvements	$11,114,139	$11,692,654
Development costs and construction in progress	444,528	400,619
Land	1,765,305	1,881,487
Accumulated depreciation and amortization	(2,672,489)	(2,648,930)
Net real estate	10,651,483	11,325,830
Net investment in direct financing leases	711,777	752,589
Loans receivable, net	393,575	807,954
Investments in and advances to unconsolidated joint ventures	829,231	571,491
Accounts receivable, net of allowance of $4,104 and $4,459, respectively	36,969	45,116
Cash and cash equivalents	391,965	94,730
Restricted cash	61,481	42,260
Intangible assets, net	414,404	479,805
Assets held for sale, net	—	927,866
Other assets, net	611,690	711,624
Total assets	$14,102,575	$15,759,265
LIABILITIES AND EQUITY
Bank line of credit	$136,311	$899,718
Term loans	218,832	440,062
Senior unsecured notes	6,889,045	7,133,538
Mortgage debt	146,337	623,792
Other debt	94,801	92,385
Intangible liabilities, net	51,463	58,145
Liabilities of assets held for sale, net	—	3,776
Accounts payable and accrued liabilities	389,690	417,360
Deferred revenue	147,155	149,181
Total liabilities	8,073,634	9,817,957
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 468,879,344 and 468,081,489 shares issued and outstanding, respectively	468,879	468,081
Additional paid-in capital	8,216,781	8,198,890
Cumulative dividends in excess of earnings	(2,956,324)	(3,089,734)
Accumulated other comprehensive loss	(27,289)	(29,642)
Total stockholders' equity	5,702,047	5,547,595
Joint venture partners	149,456	214,377
Non-managing member unitholders	177,438	179,336
Total noncontrolling interests	326,894	393,713
Total equity	6,028,941	5,941,308
Total liabilities and equity	$14,102,575	$15,759,265
_______________________________________
See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental and related revenues	$263,820	$292,168	$550,038	$582,548
Tenant recoveries	35,259	33,531	68,934	64,906
Resident fees and services	125,416	164,202	265,648	329,965
Income from direct financing leases	13,564	15,647	27,276	30,557
Interest income	20,869	32,787	39,200	50,816
Total revenues	458,928	538,335	951,096	1,058,792
Costs and expenses:
Interest expense	77,788	121,333	164,506	243,395
Depreciation and amortization	130,751	139,919	267,305	279,774
Operating	153,163	179,080	312,244	355,037
General and administrative	21,286	22,779	43,764	48,230
Acquisition and pursuit costs	867	823	1,924	3,298
Impairment	56,682	—	56,682	—
Total costs and expenses	440,537	463,934	846,425	929,734
Other income:
Gain on sales of real estate, net	412	119,614	317,670	119,614
Other income, net	71	2,340	51,279	3,632
Total other income, net	483	121,954	368,949	123,246
Income before income taxes and equity income (loss) from unconsolidated joint ventures	18,874	196,355	473,620	252,304
Income tax benefit (expense)	2,987	2,179	9,149	(1,525)
Equity income (loss) from unconsolidated joint ventures	240	(1,067)	3,509	(1,975)
Income from continuing operations	22,101	197,467	486,278	248,804
Discontinued operations:
Income before income taxes	—	107,551	—	225,293
Income taxes	—	(176)	—	(49,510)
Total discontinued operations	—	107,375	—	175,783
Net income	22,101	304,842	486,278	424,587
Noncontrolling interests' share in earnings	(2,718)	(3,125)	(5,750)	(6,751)
Net income attributable to HCP, Inc.	19,383	301,717	480,528	417,836
Participating securities' share in earnings	(100)	(342)	(674)	(651)
Net income applicable to common shares	$19,283	$301,375	$479,854	$417,185
Basic earnings per common share:
Continuing operations	$0.04	$0.42	$1.02	$0.52
Discontinued operations	—	0.23	—	0.37
Net income applicable to common shares	$0.04	$0.65	$1.02	$0.89
Diluted earnings per common share:
Continuing operations	$0.04	$0.42	$1.02	$0.52
Discontinued operations	—	0.22	—	0.37
Net income applicable to common shares	$0.04	$0.64	$1.02	$0.89
Weighted average shares used to calculate earnings per common share:
Basic	468,646	467,084	468,474	466,579
Diluted	468,839	471,425	473,366	466,777
Dividends declared per common share	$0.37	$0.575	$0.74	$1.15
See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$22,101	$304,842	$486,278	$424,587

Other comprehensive income (loss):
Change in net unrealized (losses) gains on securities	(3)	10	6	(5)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized (losses) gains	(6,131)	1,038	(6,433)	348
Reclassification adjustment realized in net income	(193)	171	20	340
Change in Supplemental Executive Retirement Plan obligation	74	71	148	141
Foreign currency translation adjustment	7,622	(355)	8,612	(1,092)
Total other comprehensive income (loss)	1,369	935	2,353	(268)
Total comprehensive income	23,470	305,777	488,631	424,319
Total comprehensive income attributable to noncontrolling interests	(2,718)	(3,125)	(5,750)	(6,751)
Total comprehensive income attributable to HCP, Inc.	$20,752	$302,652	$482,881	$417,568
See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
January 1, 2017	468,081	$468,081	$8,198,890	$(3,089,734)	$(29,642)	$5,547,595	$393,713	$5,941,308
Net income	—	—	—	480,528	—	480,528	5,750	486,278
Other comprehensive income	—	—	—	—	2,353	2,353	—	2,353
Issuance of common stock, net	850	850	12,443	—	—	13,293	—	13,293
Conversion of DownREIT units to common stock	68	68	2,003	—	—	2,071	(2,071)	—
Repurchase of common stock	(141)	(141)	(4,220)	—	—	(4,361)	—	(4,361)
Exercise of stock options	21	21	573	—	—	594	—	594
Amortization of deferred compensation	—	—	7,092	—	—	7,092	—	7,092
Common dividends ($0.74 per share)	—	—	—	(347,118)	—	(347,118)	—	(347,118)
Distributions to noncontrolling interests	—	—	—	—	—	—	(13,087)	(13,087)
Issuances of noncontrolling interests	—	—	—	—	—	—	650	650
Deconsolidation of noncontrolling interests	—	—	—	—	—	—	(58,061)	(58,061)
June 30, 2017	468,879	$468,879	$8,216,781	$(2,956,324)	$(27,289)	$5,702,047	$326,894	$6,028,941

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
January 1, 2016	465,488	$465,488	$11,647,039	$(2,738,414)	$(30,470)	$9,343,643	$402,674	$9,746,317
Net income	—	—	—	417,836	—	417,836	6,751	424,587
Other comprehensive income	—	—	—	—	(268)	(268)	—	(268)
Issuance of common stock, net	1,715	1,715	41,357	—	—	43,072	—	43,072
Conversion of DownREIT units to common stock	120	120	4,902	—	—	5,022	(5,022)	—
Repurchase of common stock	(109)	(109)	(3,765)	—	—	(3,874)	—	(3,874)
Exercise of stock options	111	111	2,741	—	—	2,852	—	2,852
Amortization of deferred compensation	—	—	9,505	—	—	9,505	—	9,505
Common dividends ($1.15 per share)	—	—	—	(537,061)	—	(537,061)	—	(537,061)
Distributions to noncontrolling interests	—	—	(36)	—	—	(36)	(12,437)	(12,473)
Issuances of noncontrolling interests	—	—	—	—	—	—	3,225	3,225
Deconsolidation of noncontrolling interests	—	—	(36)	475	—	439	67	506
June 30, 2016	467,325	$467,325	$11,701,707	$(2,857,164)	$(30,738)	$9,281,130	$395,258	$9,676,388
See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$486,278	$424,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	267,305	279,774
Discontinued operations	—	2,934
Amortization of deferred compensation	7,092	9,505
Amortization of deferred financing costs	7,702	10,561
Straight-line rents	(8,176)	(11,117)
Equity (income) loss from unconsolidated joint ventures	(3,509)	1,975
Distributions of earnings from unconsolidated joint ventures	18,528	3,202
Gain on sales of real estate, net	(317,670)	(119,614)
Allowance for loan losses	56,682	—
Deferred income tax (benefit) expense	(12,472)	49,156
Foreign exchange and other gains, net	(845)	(91)
Gain on sale of marketable securities	(50,895)	—
Other non-cash items	(1,478)	(1,502)
Changes in:
Accounts receivable, net	(2,002)	(2,871)
Other assets, net	(6,775)	(2,892)
Accounts payable and accrued liabilities	(8,176)	23,305
Net cash provided by operating activities	431,589	666,912
Cash flows from investing activities:
Acquisitions of real estate	(26,446)	(94,271)
Development of real estate	(157,898)	(204,624)
Leasing costs and tenant and capital improvements	(48,575)	(41,161)
Proceeds from sales of real estate, net	1,195,860	96,652
Contributions to unconsolidated joint ventures	(21,302)	(10,156)
Distributions in excess of earnings from unconsolidated joint ventures	1,609	6,421
Net proceeds from the RIDEA II transaction (Note 4)	480,614	—
Proceeds from the sales of Four Seasons investments	135,538	—
Principal repayments on direct financing leases, loans receivable and other	414,221	205,576
Investments in loans receivable and other	(18,433)	(122,113)
Decrease in restricted cash	2,398	10,058
Net cash provided by (used in) investing activities	1,957,586	(153,618)
Cash flows from financing activities:
Net (repayments) borrowings under bank line of credit	(441,581)	642,898
Repayments under bank line of credit	(339,826)	(135,000)
Repayment of term loans	(234,459)	—
Repayments of senior unsecured notes	(250,000)	(500,000)
Issuance of mortgage and other debt	5,395	—
Repayments of mortgage and other debt	(481,667)	(246,387)
Issuance of common stock and exercise of options	13,887	45,924
Repurchase of common stock	(4,361)	(3,874)
Dividends paid on common stock	(347,118)	(537,061)
Issuance of noncontrolling interests	650	3,225
Distributions to noncontrolling interests	(13,087)	(12,473)
Net cash used in financing activities	(2,092,167)	(742,748)
Effect of foreign exchange on cash and cash equivalents	227	(596)
Net increase (decrease) in cash and cash equivalents	297,235	(230,050)
Cash and cash equivalents, beginning of period	94,730	346,500
Cash and cash equivalents, end of period	$391,965	$116,450
See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  Business

HCP, Inc., a Standard & Poor’s (“S&P”) 500 company, is a Maryland corporation that is organized to qualify as a real estate investment trust (“REIT”) which, together with its consolidated entities (collectively, “HCP” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). The Company acquires, develops, leases, manages and disposes of healthcare real estate and provides financing to healthcare providers. The Company’s diverse portfolio is comprised of investments in the following reportable healthcare segments: (i) senior housing triple-net; (ii) senior housing operating portfolio (“SHOP”); (iii) life science and (iv) medical office.
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
The consolidated financial statements include the accounts of HCP, Inc., its wholly-owned subsidiaries, joint ventures (“JVs”) and variable interest entities ("VIEs") that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).
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
Segment Reporting
The Company’s reportable segments, based on how it evaluates its business and allocates resources, are as follows: (i) senior housing triple-net, (ii) SHOP, (iii) life science and (iv) medical office.
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
Recent Accounting Pronouncements
In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). The amendments in ASU 2017-05 clarify the scope of the FASB’s recently established guidance on nonfinancial asset derecognition which applies to the derecognition of all nonfinancial assets and in-substance nonfinancial assets. In addition, ASU 2017-05 clarifies the accounting for partial sales of nonfinancial assets and in-substance nonfinancial assets to align with the new revenue recognition standard (see below). ASU 2017-05 is effective for annual periods beginning after December 15, 2017, including interim periods within, and must be adopted in conjunction with the Revenue ASUs (as defined below). ASU 2017-05 can be adopted using a full retrospective approach or a modified retrospective approach, resulting in a cumulative-effect adjustment to equity as of the beginning of the fiscal year in which the guidance is effective. The Company has not yet elected a transition method and is evaluating the complete impact of the adoption of the Revenue ASUs (see below) on January 1, 2018 to its consolidated financial position, results of operations and disclosures. The Company expects to complete its evaluation of the impacts of the Revenue ASUs during the second half of 2017.
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
As the primary source of revenue for the Company is generated through leasing arrangements, which are excluded from the Revenue ASUs (as it relates to the timing and recognition of revenue), the Company expects that it may be impacted in its recognition of non-lease revenue, such as certain resident fees in its RIDEA structures (a portion of which are not generated through leasing arrangements), non-lease components of revenue from lease agreements and its recognition of real estate sale transactions. Under ASU 2014-09, revenue recognition for real estate sales is largely based on the transfer of control versus continuing involvement under current guidance. As a result, the Company generally expects that the new guidance will result in more transactions qualifying as sales of real estate and revenue being recognized at an earlier date than under current accounting guidance. Additionally, upon adoption of the Revenue ASUs in 2018, the Company anticipates that it will be required to separately disclose the components of its total revenue between lease revenue accounted for under existing lease guidance and service revenue accounted for under the new Revenue ASUs, including non-lease components such as certain services embedded in base leasing fees. The Company has not yet elected a transition method and is evaluating the complete impact of the adoption of the Revenue ASUs on January 1, 2018 to its consolidated financial position, results of operations and disclosures. The Company expects to complete its evaluation of the impacts of the Revenue ASUs during the second half of 2017.
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the current accounting for leases to: (i) require lessees to put most leases on their balance sheets, but continue recognizing expenses on their income statements in a manner similar to requirements under current accounting guidance, (ii) eliminate current real estate specific lease provisions and (iii) modify the classification criteria and accounting for sales-type leases for lessors. ASU 2016-02 is effective for fiscal years, and interim periods within, beginning after December 15, 2018. Early adoption is permitted. The transition method required by ASU 2016-02 varies based on the specific amendment being adopted. As a result of adopting ASU 2016-02, the Company will recognize all of its significant operating leases for which it is the lessee, including corporate office leases and ground leases, on its consolidated balance sheets and will capitalize fewer legal costs related to the drafting and execution of its lease agreements. From a lessor perspective, the Company expects that it will be required to further bifurcate lease agreements to separately recognize and disclose non-lease components that are executory in nature. Lease components will continue to be recognized on a straight-line basis over the lease term and certain non-lease components will be accounted for under the new revenue recognition guidance in ASU 2014-09. The disaggregated disclosure of lease and executory non-lease components (e.g., maintenance) will be required upon the adoption of ASU 2016-02 . The Company anticipates that it will elect a practical expedient offered in ASU 2016-02 that allows an entity to not reassess the following upon adoption (must be elected as a group): (i) whether an expired or existing contract contains a lease arrangement, (ii) lease classification related to expired or existing lease arrangements, or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs. The Company does not expect the bifurcation of non-lease components from a lease agreement to significantly impact the existing revenue recognition pattern. The Company is still evaluating the complete impact of the adoption of ASU 2016-02 on January 1, 2019 to its consolidated financial position, results of operations and disclosures.
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

NOTE 3.  Real Estate Property Investments

The following table summarizes the Company’s real estate acquisitions for the six months ended June 30, 2017 (in thousands):

	Consideration		Assets Acquired
Segment	Cash Paid/ Debt Settled	Liabilities Assumed	Real Estate	Net Intangibles
Life science	$26,019	$155	$24,398	$1,776
Medical office	427	5	432	—
	$26,446	$160	$24,830	$1,776

The following table summarizes the Company’s real estate acquisitions for the six months ended June 30, 2016 (in thousands):

	Consideration		Assets Acquired
Segment	Cash Paid/ Debt Settled	Liabilities Assumed	Real Estate	Net Intangibles
Senior housing triple-net	$76,362	$1,200	$71,875	$5,687
Other non-reportable segments	17,909	—	16,596	1,313
	$94,271	$1,200	$88,471	$7,000
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
Summarized financial information for discontinued operations for the three and six months ended June 30, 2016 is as follows (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenues:
Rental and related revenues	$6,908	$13,722
Tenant recoveries	399	761
Income from direct financing leases	116,453	229,511
Total revenues	123,760	243,994
Costs and expenses:
Depreciation and amortization	(1,467)	(2,934)
Operating	(1,045)	(2,043)
General and administrative	(14)	(62)
Acquisition and pursuit costs	(13,704)	(13,704)
Other income, net	21	42
Income before income taxes	107,551	225,293
Income tax expense	(176)	(49,510)
Total discontinued operations	$107,375	$175,783

HCR ManorCare, Inc.
Discontinued operations is primarily comprised of QCP’s HCRMC DFL investments. During the six months ended June 30, 2016, the Company received cash payments of $116 million from the HCRMC DFL investments.
No accretion related to its HCRMC DFL investments was recognized in 2016 due to the Company utilizing a cash basis method of accounting beginning January 1, 2016.
The Company’s acquisition of the HCRMC DFL investments in 2011 was subject to federal and state built-in gain tax of up to $2 billion if all the assets were sold within 10 years of the acquisition date. At the time of acquisition, the Company intended to hold the assets for at least 10 years, at which time the assets would no longer be subject to the built-in gain tax. In December 2015, the U.S. Federal Government passed legislation which permanently reduced the holding period, for federal tax purposes, to 5 years, which the Company satisfied in April 2016. This legislation was not extended to certain states, which maintain a 10 year requirement. During the three months ended March 31, 2016, the Company determined that it may sell assets during the next five years and, therefore, recorded a deferred tax liability of $49 million representing its estimated exposure to state built-in gain tax.
Dispositions of Real Estate
Held for Sale
At June 30, 2017, there were no assets classified as held for sale.
At December 31, 2016, 64 senior housing triple-net facilities, four life science facilities and a SHOP facility were classified as held for sale, with an aggregate carrying value of $928 million, primarily comprised of real estate assets of $809 million. All facilities held for sale at December 31, 2016 were sold during the first quarter of 2017.
2017 Dispositions
In January 2017, the Company sold four life science facilities in Salt Lake City, Utah for $76 million, resulting in a net gain on sale of $45 million.
Also in January 2017, the Company completed the contribution of its ownership interest in RIDEA II to an unconsolidated JV owned by HCP and an investor group led by Columbia Pacific Advisors, LLC (“HCP/CPA PropCo” and “HCP/CPA OpCo,” together, the “HCP/CPA JV”). In addition, RIDEA II was recapitalized with $602 million of debt, of which $360 million was provided by a third-party and $242 million was provided by HCP. In return for both transaction elements, the Company received combined proceeds of $480 million from the HCP/CPA JV and $242 million in note receivables and retained an approximately 40% beneficial interest in RIDEA II (the note receivable and 40% beneficial interest are herein referred to as the “RIDEA II Investments”). This transaction resulted in the Company deconsolidating the net assets of RIDEA II and recognizing a net gain on sale of $99 million. The RIDEA II Investments are now recognized and accounted for as equity method investments.
In March 2017, the Company sold 64 senior housing triple-net assets, previously under triple-net leases with Brookdale Senior Living Inc. (“Brookdale”), for $1.125 billion to affiliates of Blackstone Real Estate Partners VIII, L.P., resulting in a net gain on sale of $170 million.
In April 2017, the Company sold a land parcel in San Diego, California for $27 million and one life science building in San Diego, California for $5 million.
2016 Dispositions
During the six months ended June 30, 2016, the Company sold five post-acute/skilled nursing facilities and two senior housing triple-net facilities for $130 million, a life science facility for $74 million, two medical office buildings for $19 million and a SHOP facility for $6 million and recognized total gain on sales of $120 million.
NOTE 5.  Net Investment in Direct Financing Leases

Net investment in DFLs consisted of the following (dollars in thousands):

	June 30, 2017	December 31, 2016
Minimum lease payments receivable	$1,081,187	$1,108,237
Estimated residual value	500,368	539,656
Less unearned income	(869,778)	(895,304)
Net investment in direct financing leases	$711,777	$752,589
Properties subject to direct financing leases	29	30

Certain DFLs contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the properties at the end of the lease terms.
In February 2017, the Company sold a hospital within a DFL in Palm Beach Gardens, Florida for $43 million to the current tenant.
Direct Financing Lease Internal Ratings
The following table summarizes the Company’s internal ratings for DFLs at June 30, 2017 (dollars in thousands):

	Carrying Amount	Percentage of DFL Portfolio	Internal Ratings
Segment			Performing DFLs		Watch List DFLs	Workout DFLs
Senior housing triple-net	$627,173	88%	$268,815	359,586,000	$358,358	$—
Other non-reportable segments	84,604	12	84,604	—	—	—
	$711,777	100%	$353,419		$358,358	$—
Beginning September 30, 2013, the Company placed a 14 property senior housing triple-net DFL (the “DFL Watchlist Portfolio”) on nonaccrual status and “Watch List” status. The Company determined that the collection of all rental payments was and continues to be no longer reasonably assured; therefore, rental revenue for the DFL Watchlist Portfolio has been recognized on a cash basis. During both the three months ended June 30, 2017 and 2016, the Company recognized DFL income of $4 million and received cash payments of $5 million from the DFL Watchlist Portfolio. During the six months ended June 30, 2017 and 2016, the Company recognized DFL income of $7 million and $8 million, respectively, and received cash payments of $9 million and $10 million, respectively, from the DFL Watchlist Portfolio. The carrying value of the DFL Watchlist Portfolio was $358 million and $361 million at June 30, 2017 and December 31, 2016, respectively.
NOTE 6.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	June 30, 2017			December 31, 2016
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine(1)	$—	$274,799	$274,799	$—	$615,188	$615,188
Other(2)	176,186	—	176,186	195,946	—	195,946
Unamortized discounts, fees and costs(1)	—	(728)	(728)	413	(3,593)	(3,180)
Allowance for loan losses	—	(56,682)	(56,682)	—	—	—
	$176,186	$217,389	$393,575	$196,359	$611,595	$807,954
_______________________________________

(1)	At December 31, 2016, included £282 million ($348 million) outstanding and £2 million ($3 million) of associated unamortized discounts, fees and costs, both related to the HC-One Facility.

(2)	At June 30, 2017, included £119 million ($154 million) outstanding primarily related to Maria Mallaband loans.
Loans Receivable Internal Ratings
The following table summarizes the Company’s internal ratings for loans receivable at June 30, 2017 (dollars in thousands):

	Carrying Amount	Percentage of Loan Portfolio	Internal Ratings
Investment Type			Performing Loans	Watch List Loans	Workout Loans
Real estate secured	$176,186	45%	$176,186	$—	$—
Other secured	217,389	55	17,389	200,000	—
	$393,575	100%	$193,575	$200,000	$—
Real Estate Secured Loans
Four Seasons Health Care. In March 2017, the Company sold its investment in Four Seasons Health Care’s (“Four Seasons”) senior secured term loan at par plus accrued interest for £29 million ($35 million).

Other Secured Loans
HC-One Facility. On June 30, 2017, the Company received £283 million ($367 million) from the repayment of its HC-One mezzanine loan.
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
Tandem leases the entire Tandem Portfolio to Consulate Health Care (“Consulate”) under a master lease (the “Tandem and Consulate Lease”). At June 30, 2017, as a result of the Tandem Portfolio’s operating performance, there are outstanding events of default under the Tandem and Consulate Lease (“Events of Default”) due to: (i) Consulate’s failure to meet certain financial covenants under the Tandem and Consulate Lease and (ii) events of default under Consulate’s working capital facility, which, through a cross-default provision, are Events of Default. Starting in April 2017, Consulate failed to pay the full amount of its rent under the Tandem and Consulate Lease which triggered another Event of Default. Through cross-default provisions, these Events of Default are also events of default under the Tandem Mezzanine Loan and Tandem’s senior mortgage debt (each, a “Loan Event of Default”). The Tandem Mezzanine Loan requires Tandem to pay default interest at a rate of 16.5% per year, during periods in which there is an outstanding Loan Event of Default. Tandem did not pay the additional 5% default interest rate spread above the 11.5% and, therefore created a monetary event of default under the Tandem Mezzanine Loan.
Although Tandem continues to remain current on its non-default interest payment obligations under the Tandem Mezzanine Loan, the Company believes that it is probable it will be unable to collect all interest and principal payments, including default interest payments, according to the contractual terms of the Tandem Mezzanine Loan. As the Tandem Mezzanine Loan is deemed collateral-dependent and the carrying amount of the Tandem Mezzanine Loan exceeded the fair value of the underlying collateral at June 30, 2017, as part of its quarterly review process, the Company recorded an impairment charge and related allowance of $57 million during the three months ended June 30, 2017, reducing the carrying value to $200 million, which approximates the fair value of the collateral as of June 30, 2017. The decline in fair value of the collateral was driven by a variety of factors, including recent operating results of the underlying real estate assets, as well as market and industry data, that reflect a declining trend in admissions and a continuing shift away from higher-rate Medicare plans in the post-acute/skilled nursing sector. The calculation of the fair value of the collateral was primarily based on an income approach technique and relies on forecasted EBITDAR (defined as earnings before interest, taxes, depreciation and amortization, and rent) and market data, including, but not limited to, sales price per unit/bed, rent coverage ratios, and real estate capitalization rates. All valuation inputs are considered to be Level 2 measurements within the fair value hierarchy.
Beginning in the first quarter of 2017, the Company elected to recognize interest income on a cash basis. During both the three months ended June 30, 2017 and 2016, the Company recognized interest income and received cash payments of $7 million from Tandem. During both the six months ended June 30, 2017 and 2016, the Company recognized interest income and received cash payments of $14 million from Tandem.
The Company entered into a forbearance agreement with Tandem on May 1, 2017, pursuant to which it agreed to forbear from exercising remedies, including waiving default interest, with respect to the above-described Loan Events of Default under the Tandem Mezzanine Loan until June 30, 2017, which was subsequently extended to July 31, 2017 with certain modifications.
On July 31, 2017, subsequent to its quarterly review process and the aforementioned impairment, the Company entered into a binding agreement (“Agreement”) with the borrowers to repay the Tandem Mezzanine Loan at a discounted value of $197 million (the “Repayment Value”). Upon execution of the Agreement, the borrowers posted a $2 million non-refundable deposit and secured the right to repay the Tandem Mezzanine Loan by October 25, 2017 (at the Repayment Value). A second non-refundable deposit of $2 million is required to be posted by August 31, 2017. The borrowers also retain the option to extend the term of the Agreement to December 31, 2017 upon satisfaction of one of the following requirements: (i) posting of an additional $4 million non-refundable deposit, (ii) providing evidence of a commitment letter(s) for financing to satisfy the full Repayment Value, which is subject to the Company’s approval and may be granted or withheld in the Company’s sole discretion, or (iii) paying down the principal balance of the Tandem Mezzanine Loan by at least $50 million. The borrowers are obligated to continue making interest payments based on the $257 million par value of the Tandem Mezzanine Loan through the repayment date, adjusted for any principal payments received from Tandem. As part of the Agreement, the Company agreed to forbear from exercising remedies, including waiving default interest, with respect to the above-described Loan Events of Default under the Tandem Mezzanine Loan, through December 31, 2017.

During the third quarter of 2017, the Company expects to record an additional $3 million impairment charge to write down the carrying value of the Tandem Mezzanine Loan to the Repayment Value and assign the Tandem Mezzanine Loan an internal rating of Workout. The repayment of the Tandem Mezzanine Loan is subject to customary closing conditions and may not occur within the anticipated timeframe or at all.
NOTE 7.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method at June 30, 2017 (dollars in thousands):

			Carrying Amount
			June 30,	December 31,
Entity (1)	Segment	Ownership%	2017	2016
CCRC JV (2)	SHOP	49	$433,507	$439,449
RIDEA II	SHOP	40	258,505	—
HCP Life Science (3)	Life science	50 - 63	64,795	67,879
MBK JV	SHOP	50	38,806	38,909
Medical Office JVs (4)	Medical office	20 - 67	13,569	13,438
Development JVs (5)	SHOP	50 - 90	18,616	10,459
K&Y JVs	Other non-reportable segments	80	1,420	1,342
Advances to unconsolidated joint ventures, net			13	15
			$829,231	$571,491
_______________________________________

(1)	These entities are not consolidated because the Company does not control, through voting rights or other means, the JV.

(2)	Includes two unconsolidated JVs in a RIDEA structure (CCRC PropCo and CCRC OpCo).

(3)
Includes the following unconsolidated partnerships (and the Company’s ownership percentage): (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%).

(4)	Includes three unconsolidated medical office partnerships (and the Company’s ownership percentage): HCP Ventures VI, LLC (20%); HCP Ventures III, LLC (30%); and Suburban Properties, LLC (67%).

(5)
Includes four unconsolidated SHOP development partnerships (and the Company’s ownership percentage): (i) Vintage Park Development JV (85%); (ii) Waldwick JV (85%); (iii) Otay Ranch JV (90%); and (iv) MBK Development JV (50%).

See Note 4 for further information on the deconsolidation of RIDEA II.
NOTE 8.  Intangibles

The following tables summarize the Company’s intangible lease assets and liabilities (in thousands):

Intangible lease assets	June 30, 2017	December 31, 2016
Gross intangible lease assets	$818,577	$911,697
Accumulated depreciation and amortization	(404,173)	(431,892)
Net intangible lease assets	$414,404	$479,805

Intangible lease liabilities	June 30, 2017	December 31, 2016
Gross intangible lease liabilities	$143,209	$163,924
Accumulated depreciation and amortization	(91,746)	(105,779)
Net intangible lease liabilities	$51,463	$58,145

NOTE 9.  Other Assets

The following table summarizes the Company’s other assets (in thousands):

	June 30, 2017	December 31, 2016
Straight-line rent receivables, net of allowance of $24,737 and $25,059, respectively	$320,485	$311,776
Marketable debt securities, net	18,448	68,630
Leasing costs and inducements, net	91,818	156,820
Goodwill	47,019	42,386
Other	133,920	132,012
Total other assets, net	$611,690	$711,624
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
NOTE 10.  Debt

Bank Line of Credit and Term Loans
The Company’s $2.0 billion unsecured revolving line of credit facility (the “Facility”) matures on March 31, 2018 and contains a committed one-year extension option, at a cost of 30 basis points. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends on the Company’s credit ratings. The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at June 30, 2017, the margin on the Facility was 1.05% and the facility fee was 0.20%. The Facility also includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments from existing lenders or new lending institutions. During the six months ended June 30, 2017, the Company had net repayments of $781 million primarily using proceeds from the RIDEA II joint venture disposition, the sale of its Four Seasons Notes and the repayment of its HC-One Facility. At June 30, 2017, the Company had £105 million ($136 million) outstanding under the Facility with a weighted average effective interest rate of 1.63%.
On July 30, 2012, the Company entered into a credit agreement with a syndicate of banks for a £137 million unsecured term loan (the “2012 Term Loan”). In March 2017, the Company repaid the 2012 Term Loan.
On June 30, 2017, the Company repaid £51 million of its four-year unsecured term loan entered into in January 2015 (the "2015 Term Loan"). Concurrently, the Company terminated its three-year interest rate swap which fixed the interest of the 2015 Term Loan. Effective June 30, 2017, the 2015 Term Loan accrues interest at a rate of GBP LIBOR plus 1.15%, subject to adjustments based on the Company's credit ratings. At June 30, 2017 the Company had £169 million ($219 million) outstanding on the 2015 Term Loan.
The Facility and 2015 Term Loan contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements: (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%; (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%; (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%; and (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times. The Facility and Term Loan also require a Minimum Consolidated Tangible Net Worth of $6.5 billion at June 30, 2017. At June 30, 2017, the Company was in compliance with each of these restrictions and requirements of the Facility and Term Loan.
Senior Unsecured Notes
At June 30, 2017, the Company had senior unsecured notes outstanding with an aggregate principal balance of $7.0 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at June 30, 2017.

The following table summarizes the Company’s senior unsecured notes payoffs for the year ended December 31, 2016 (dollars in thousands):

Date	Amount	Coupon Rate
February 1, 2016	$500,000	3.750%
September 15, 2016	$400,000	6.300%
November 30, 2016	$500,000	6.000%
November 30, 2016	$600,000	6.700%
The following table summarizes the Company's senior unsecured note payoffs for the six months ended June 30, 2017 (dollars in thousands):

Date	Amount	Coupon Rate
May 1, 2017	$250,000	5.625%
There were no senior unsecured notes issuances for the six months ended June 30, 2017 and the year ended December 31, 2016.
Mortgage Debt
At June 30, 2017, the Company had $140 million in aggregate principal of mortgage debt outstanding, which is secured by 16 healthcare facilities (including redevelopment properties) with a carrying value of $306 million. In March 2017, the Company paid off $472 million of mortgage debt.
Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at June 30, 2017 (in thousands):

Year	Bank Line of Credit(1)	2015 Term Loan(2)	Senior Unsecured Notes(3)	Mortgage Debt(4)	Total(5)
2017 (six months)	$—	$—	$—	$1,685	$1,685
2018	136,311	—	—	3,512	139,823
2019	—	219,396	450,000	3,700	673,096
2020	—	—	800,000	3,758	803,758
2021	—	—	1,200,000	11,117	1,211,117
Thereafter	—	—	4,500,000	116,481	4,616,481
	136,311	219,396	6,950,000	140,253	7,445,960
(Discounts), premium and debt costs, net	—	(564)	(60,955)	6,084	(55,435)
	$136,311	$218,832	$6,889,045	$146,337	$7,390,525
_______________________________________

(1)	Represents £105 million translated into U.S. dollars (“USD”).

(2)	Represents £169 million translated into USD.

(3)	Effective interest rates on the notes ranged from 2.79% to 6.88% with a weighted average effective interest rate of 4.29% and a weighted average maturity of six years.

(4)	Interest rates on the mortgage debt ranged from 2.99% to 5.91% with a weighted average effective interest rate of 4.23% and a weighted average maturity of twenty years.

(5)	Excludes $95 million of other debt that have no scheduled maturities.
Subsequent Event
In July 2017, the Company repurchased $500 million of its 5.375% senior notes due 2021 and expects to record approximately $54 million of loss on debt extinguishment in the third quarter of 2017.

NOTE 11.  Commitments and Contingencies

Commitments
From October 31, 2016 through June 2017, HCP was the sole lender to QCP of an unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”) which had a total commitment of $100 million at inception. The Unsecured Revolving Credit Facility was available to be drawn upon by QCP through October 31, 2017 with any drawn amounts due on October 31, 2018. Commitments under the Unsecured Revolving Credit Facility automatically and permanently decreased each calendar month by an amount equal to 50% of QCP's and its restricted subsidiaries’ retained cash flow for the prior calendar month. All borrowings under the Unsecured Revolving Credit Facility were subject to the satisfaction of certain conditions, including (i) QCP’s senior secured revolving credit facility being unavailable, (ii) the failure of HCRMC to pay rent and (iii) other customary conditions, including the absence of a default and the accuracy of representations and warranties. QCP could only draw on the Unsecured Revolving Credit Facility prior to the one-year anniversary of the completion of the Spin-Off. Borrowings under the Unsecured Revolving Credit Facility would have born interest at a rate equal to LIBOR, subject to a 1.00% floor, plus an applicable margin of 6.25%. In addition to paying interest on outstanding principal under the Unsecured Revolving Credit Facility, QCP was required to pay a facility fee equal to 0.50% per annum of the unused capacity under the Unsecured Revolving Credit Facility to HCP, payable quarterly. Through June 30, 2017, no amounts were drawn on the Unsecured Revolving Credit Facility and the total commitment has been reduced to zero at June 30, 2017.
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
On April 10, 2017, a purported stockholder of the Company filed a derivative action, Weldon v. Martin et al., Case No. 3:17-cv-755, in federal court in the Northern District of Ohio, Western Division, against certain of the Company’s current and former directors and officers and HCRMC. The Company is named as a nominal defendant. The Weldon complaint asserts similar claims to those asserted in the California derivative actions. In addition, the complaint asserts a claim under Section 14(a) of the Securities Exchange Act of 1934, alleging that the Company made false statements in its 2016 proxy statement by not disclosing that the Company’s performance issues in 2015 were the direct result of billing fraud at HCRMC. On April 18, 2017, the Court re-assigned and transferred this action to the judge presiding over the related federal securities class action. Defendants have not yet been served or responded to the complaint. On July 11, 2017, the court approved a stipulation by the parties to stay the case pending disposition of the motion to dismiss the class action.

On July 21, 2017, a purported stockholder of the Company filed a derivative action, Kelley v. HCR Manorcare, Inc., et al., Case No. 8:17-cv-01259, in federal court in the Central District of California, against certain of the Company’s current and former directors and officers and HCRMC. The Company is named as a nominal defendant. The Kelley complaint asserts similar claims to those asserted in the California and Ohio derivative actions and, like the Ohio action, asserts a claim under Section 14(a) of the Securities Exchange Act of 1934, alleging that the Company made false statements in its 2016 proxy statement by not disclosing that the Company’s performance issues in 2015 were the direct result of billing fraud at HCRMC. Defendants have not yet been served or responded to the complaint.
The Company is unable to estimate amount of loss or range of reasonable possible losses with respect to matters discussed above at June 30, 2017.
NOTE 12.  Equity

Accumulated Other Comprehensive Loss
The following table summarizes the Company’s accumulated other comprehensive loss (in thousands):

	June 30, 2017	December 31, 2016
Cumulative foreign currency translation adjustment	$(14,205)	$(22,817)
Unrealized losses on cash flow hedges, net	(10,055)	(3,642)
Supplemental Executive Retirement plan minimum liability	(2,981)	(3,129)
Unrealized losses on available for sale securities	(48)	(54)
Total other comprehensive loss	$(27,289)	$(29,642)

NOTE 13.  Segment Disclosures

The Company evaluates its business and allocates resources based on its reportable business segments: (i) Senior housing triple-net, (ii) SHOP, (iii) life science and (iv) medical office. Under the medical office segment, the Company invests through the acquisition and development of medical office buildings (“MOBs”), which generally require a greater level of property management. Otherwise, the Company primarily invests, through the acquisition and development of real estate, in single tenant and operator properties. The Company has non-reportable segments that are comprised primarily of the Company’s debt investments, hospital properties and U.K. care homes. The accounting policies of the segments are the same as those in Note 2 to the Consolidated Financial Statements in the Company’s 2016 Annual Report on Form 10-K filed with the SEC, as updated by Note 2 herein. During the year ended December 31, 2016, 17 senior housing triple-net facilities were transitioned to a RIDEA structure (reported in the Company’s SHOP segment). During the six months ended June 30, 2017, one senior housing triple-net facility was transitioned to a RIDEA structure. The Company evaluates performance based upon: (i) property net operating income from continuing operations (“NOI”) and (ii) adjusted NOI of the combined consolidated and unconsolidated investments in each segment. NOI is defined as rental and related revenues, including tenant recoveries, resident fees and services, and income from DFLs, less property level operating expenses. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles, non-refundable entrance fees, net of entrance fee amortization and lease termination fees and the impact of deferred community fee income and expense (“Adjustments to NOI”). The Adjustments to NOI and resulting Adjusted NOI for SHOP have been restated for prior periods presented to conform to the current period presentation for the adjustment to exclude the impact of deferred community fee income and expense, resulting in recognition as cash is received and expenses are paid.
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

The following tables summarize information for the reportable segments (in thousands):
For the three months ended June 30, 2017:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Rental revenues(1)	$78,079	$125,416	$86,730	$119,164	$28,670	$—	$438,059
HCP share of unconsolidated JV revenues	—	81,368	2,004	496	417	—	84,285
Operating expenses	(882)	(85,866)	(18,744)	(46,581)	(1,090)	—	(153,163)
HCP share of unconsolidated JV operating expenses	—	(65,487)	(429)	(146)	(19)	—	(66,081)
NOI	77,197	55,431	69,561	72,933	27,978	—	303,100
Adjustments to NOI(2)	(406)	4,523	(91)	(769)	(864)	—	2,393
Adjusted NOI	76,791	59,954	69,470	72,164	27,114	—	305,493
Addback adjustments	406	(4,523)	91	769	864	—	(2,393)
Interest income	—	—	—	—	20,869	—	20,869
Interest expense	(631)	(1,166)	(96)	(127)	(1,181)	(74,587)	(77,788)
Depreciation and amortization	(25,519)	(24,415)	(31,004)	(42,488)	(7,325)	—	(130,751)
General and administrative	—	—	—	—	—	(21,286)	(21,286)
Acquisition and pursuit costs	—	—	—	—	—	(867)	(867)
Impairment	—	—	—	—	(56,682)	—	(56,682)
Gain (loss) on sales of real estate, net	(230)	(232)	1,280	(406)	—	—	412
Other income, net	—	—	—	—	—	71	71
Income tax benefit	—	—	—	—	—	2,987	2,987
Less: HCP share of unconsolidated JV NOI	—	(15,881)	(1,575)	(350)	(398)	—	(18,204)
Equity income (loss) from unconsolidated JVs	—	(1,065)	763	303	239	—	240
Net income (loss)	$50,817	$12,672	$38,929	$29,865	$(16,500)	$(93,682)	$22,101

For the three months ended June 30, 2016:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Rental revenues(1)	$108,841	$164,202	$90,201	$110,205	$32,099	$—	$505,548
HCP share of unconsolidated JV revenues	—	52,855	1,898	524	407	—	55,684
Operating expenses	(1,642)	(115,443)	(17,961)	(43,028)	(1,006)	—	(179,080)
HCP share of unconsolidated JV operating expenses	—	(42,473)	(400)	(155)	(7)	—	(43,035)
NOI	107,199	59,141	73,738	67,546	31,493	—	339,117
Adjustments to NOI(2)	(2,022)	4,248	(544)	(753)	(214)	—	715
Adjusted NOI	105,177	63,389	73,194	66,793	31,279	—	339,832
Addback adjustments	2,022	(4,248)	544	753	214	—	(715)
Interest income	—	—	—	—	32,787	—	32,787
Interest expense	(4,049)	(7,837)	(632)	(1,625)	(2,476)	(104,714)	(121,333)
Depreciation and amortization	(34,202)	(24,988)	(32,077)	(40,604)	(8,048)	—	(139,919)
General and administrative	—	—	—	—	—	(22,779)	(22,779)
Acquisition and pursuit costs	—	—	—	—	—	(823)	(823)
Gain on sales of real estate, net	—	—	29,455	8,311	81,848	—	119,614
Other income, net	—	—	—	—	—	2,340	2,340
Income tax benefit	—	—	—	—	—	2,179	2,179
Less: HCP share of unconsolidated JV NOI	—	(10,382)	(1,498)	(369)	(400)	—	(12,649)
Equity income (loss) from unconsolidated JVs	—	(2,482)	776	421	218	—	(1,067)
Discontinued operations	—	—	—	—	—	107,375	107,375
Net income (loss)	$68,948	$13,452	$69,762	$33,680	$135,422	$(16,422)	$304,842

For the six months ended June 30, 2017:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Rental revenues(1)	$178,112	$265,644	$172,050	$237,535	$58,555	$—	$911,896
HCP share of unconsolidated JV revenues	—	157,731	3,944	985	835	—	163,495
Operating expenses	(1,993)	(180,405)	(36,064)	(91,444)	(2,338)	—	(312,244)
HCP share of unconsolidated JV operating expenses	—	(125,014)	(800)	(288)	(38)	—	(126,140)
NOI	176,119	117,956	139,130	146,788	57,014	—	637,007
Adjustments to NOI(2)	(2,245)	7,679	(345)	(1,739)	(1,879)	—	1,471
Adjusted NOI	173,874	125,635	138,785	145,049	55,135	—	638,478
Addback adjustments	2,245	(7,679)	345	1,739	1,879	—	(1,471)
Interest income	—	—	—	—	39,200	—	39,200
Interest expense	(1,258)	(6,017)	(200)	(256)	(2,923)	(153,852)	(164,506)
Depreciation and amortization	(51,930)	(50,773)	(64,795)	(85,217)	(14,590)	—	(267,305)
General and administrative	—	—	—	—	—	(43,764)	(43,764)
Acquisition and pursuit costs	—	—	—	—	—	(1,924)	(1,924)
Impairment	—	—	—	—	(56,682)	—	(56,682)
Gain (loss) on sales of real estate, net	268,234	134	45,913	(406)	3,795	—	317,670
Other income, net	—	—	—	—	—	51,279	51,279
Income tax benefit	—	—	—	—	—	9,149	9,149
Less: HCP share of unconsolidated JV NOI	—	(32,717)	(3,144)	(697)	(797)	—	(37,355)
Equity income from unconsolidated JVs	—	927	1,533	572	477	—	3,509
Net income (loss)	$391,165	$29,510	$118,437	$60,784	$25,494	$(139,112)	$486,278

For the six months ended June 30, 2016:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Rental revenues(1)	$215,731	$329,964	$179,149	$218,228	$64,904	$—	$1,007,976
HCP share of unconsolidated JV revenues	—	103,284	3,708	1,003	814	—	108,809
Operating expenses	(3,716)	(229,446)	(34,704)	(84,977)	(2,194)	—	(355,037)
HCP share of unconsolidated JV operating expenses	—	(83,668)	(774)	(304)	(10)	—	(84,756)
NOI	212,015	120,134	147,379	133,950	63,514	—	676,992
Adjustments to NOI(2)	(7,466)	8,642	(1,217)	(1,548)	(785)	—	(2,374)
Adjusted NOI	204,549	128,776	146,162	132,402	62,729	—	674,618
Addback adjustments	7,466	(8,642)	1,217	1,548	785	—	2,374
Interest income	—	—	—	—	50,816	—	50,816
Interest expense	(8,215)	(15,690)	(1,270)	(3,291)	(4,805)	(210,124)	(243,395)
Depreciation and amortization	(67,707)	(51,286)	(65,674)	(79,322)	(15,785)	—	(279,774)
General and administrative	—	—	—	—	—	(48,230)	(48,230)
Acquisition and pursuit costs	—	—	—	—	—	(3,298)	(3,298)
Gain on sales of real estate, net	—	—	29,455	8,311	81,848	—	119,614
Other income, net	—	—	—	—	—	3,632	3,632
Income tax expense	—	—	—	—	—	(1,525)	(1,525)
Less: HCP share of unconsolidated JV NOI	—	(19,616)	(2,934)	(699)	(804)	—	(24,053)
Equity income (loss) from unconsolidated JVs	—	(4,960)	1,485	1,079	421	—	(1,975)
Discontinued operations	—	—	—	—	—	175,783	175,783
Net income (loss)	$136,093	$28,582	$108,441	$60,028	$175,205	$(83,762)	$424,587
_______________________________________

(1)	Represents rental and related revenues, tenant recoveries, resident fees and services, and income from DFLs.

(2)
Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, the deferral of community fees, net of amortization, lease termination fees and non-refundable entrance fees as the fees are collected by the Company’s CCRC JV, net of CCRC JV entrance fee amortization.

The following table summarizes the Company’s revenues by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2017	2016	2017	2016
Senior housing triple-net	$78,079	$108,841	$178,112	$215,731
SHOP	125,416	164,202	265,644	329,964
Life science	86,730	90,201	172,050	179,149
Medical office	119,164	110,205	237,535	218,228
Other non-reportable segments	49,539	64,886	97,755	115,720
Total revenues	$458,928	$538,335	$951,096	$1,058,792
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
Options to purchase 1 million shares of common stock were excluded from the computation of diluted earnings per share for both the three and six months ended June 30, 2017 and 2016 because they are anti-dilutive.
Additionally, 7 million and 2 million shares, issuable upon conversion of 4 million and 2 million DownREIT units during the three months ended June 30, 2017 and June 30, 2016, were not included because they are anti-dilutive. For the six months ended June 30, 2017 and June 30, 2016, 2 million and 6 million shares, issuable upon conversion of 1 million and 4 million DownREIT units, were not included because they are anti-dilutive.
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator
Net income from continuing operations	$22,101	$197,467	$486,278	$248,804
Noncontrolling interests' share in earnings	(2,718)	(3,125)	(5,750)	(6,751)
Net income attributable to HCP, Inc.	19,383	194,342	480,528	242,053
Less: Participating securities' share in earnings	(100)	(342)	(674)	(651)
Income from continuing operations applicable to common shares	19,283	194,000	479,854	241,402
Discontinued operations	—	107,375	—	175,783
Net income applicable to common shares	$19,283	$301,375	$479,854	$417,185

Numerator - Dilutive
Net income applicable to common shares	$19,283	$301,375	$479,854	$417,185
Add: distributions on dilutive convertible units and other	—	2,388	3,655	—
Dilutive net income available to common shares	$19,283	$303,763	$483,509	$417,185
Denominator
Basic weighted average shares outstanding	468,646	467,084	468,474	466,579
Dilutive potential common shares - equity awards	193	208	195	198
Dilutive potential common shares - DownREIT conversions	—	4,133	4,697	—
Diluted weighted average common shares	468,839	471,425	473,366	466,777
Basic earnings per common share
Continuing operations	$0.04	$0.42	$1.02	$0.52
Discontinued operations	—	0.23	—	0.37
Net income applicable to common shares	$0.04	$0.65	$1.02	$0.89
Diluted earnings per common share
Continuing operations	$0.04	$0.42	$1.02	$0.52
Discontinued operations	—	0.22	—	0.37
Net income applicable to common shares	$0.04	$0.64	$1.02	$0.89

NOTE 15.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2017	2016
Supplemental cash flow information:
Interest paid, net of capitalized interest	$163,455	$241,585
Income taxes paid	10,335	4,433
Capitalized interest	7,628	5,734
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	68,618	57,143
Non-cash acquisitions and dispositions settled with receivables and restricted cash held in connection with Section 1031 transactions	39,991	129,846
Vesting of restricted stock units and conversion of non-managing member units into common stock	2,451	5,310
Other liabilities assumed with real estate acquisitions	160	1,200
Unrealized losses on available-for-sale securities and derivatives designated as cash flow hedges, net	(48)	343

NOTE 16.  Variable Interest Entities

Unconsolidated Variable Interest Entities
At June 30, 2017, the Company had investments in: (i) five unconsolidated VIE JVs, (ii) 48 properties leased to VIE tenants, (iii) marketable debt securities of one VIE and (iv) two loans to VIE borrowers. The Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated JVs (CCRC OpCo, RIDEA II PropCo, Vintage Park Development JV, Waldwick JV and the LLC investment discussed below), it has no formal involvement in these VIEs beyond its investments.
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
The Company holds an 85% ownership interest in two development joint ventures (Vintage Park Development JV and Waldwick JV) (see Note 7), which have been identified as VIEs as power is shared with a member that does not have a substantive equity investment at risk. The assets of each joint venture primarily consist of an in-progress senior housing facility development project that it owns and cash and cash equivalents; its obligations primarily consist of accounts payable and expense accruals associated with the cost of its development obligations. Any assets generated by each joint venture may only be used to settle its respective contractual obligations (primarily development expenses and debt service payments).
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
The Company provided seller financing of $10 million related to its sale of seven senior housing triple-net facilities. The financing was provided in the form of a secured five-year mezzanine loan to a “thinly capitalized” borrower created to acquire the facilities.
The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at June 30, 2017 was as follows (in thousands):

VIE Type	Asset/Liability Type	Maximum Loss Exposure and Carrying Amount(1)
VIE tenants - DFLs (2)	Net investment in DFLs	$599,561
VIE tenants - operating leases (2)	Lease intangibles, net and straight-line rent receivables	5,952
CCRC OpCo	Investments in unconsolidated joint ventures	218,832
RIDEA II PropCo	Investments in unconsolidated joint ventures	254,137
Development JVs	Investments in unconsolidated joint ventures	11,653
Loan- Senior Secured	Loans Receivable, net	137,025
Loan- Seller Financing	Loans Receivable, net	10,000
CMBS and LLC investment	Marketable debt and cost method investment	33,511
_______________________________________

(1)	The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).

(2)	The Company’s maximum loss exposure may be mitigated by re-leasing the underlying properties to new tenants upon an event of default.
At June 30, 2017, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
See Notes 4, 6, and 7 for additional descriptions of the nature, purpose and operating activities of the Company’s unconsolidated VIEs and interests therein.

Consolidated Variable Interest Entities
HCP, Inc.’s consolidated total assets and total liabilities at June 30, 2017 and December 31, 2016 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to HCP, Inc. Total assets at June 30, 2017 and December 31, 2016 include VIE assets as follows (in thousands):

	June 30, 2017	December 31, 2016
Assets
Building and Improvements	$2,796,279	$3,522,310
Developments in Process	17,702	31,953
Land	222,893	327,241
Accumulated Depreciation	(559,789)	(676,276)
Net Real Estate	2,477,085	3,205,228
Investments in and advances to unconsolidated joint ventures	2,573	3,641
Accounts Receivable, Net	12,062	19,996
Cash and Cash Equivalents	45,034	35,844
Restricted Cash	41,843	22,624
Intangible Assets, Net	133,210	169,027
Other Assets, Net	53,400	69,562
Total Assets	$2,765,207	$3,525,922
Liabilities
Mortgage Debt	45,156	520,870
Intangible Liabilities, Net	8,475	8,994
Accounts Payable and Accrued Expenses	100,648	120,719
Deferred Revenue	18,453	23,456
Total Liabilities	$172,732	$674,039
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
NOTE 17.  Concentration of Credit Risk

Concentrations of credit risk arise when one or more tenants, operators or obligors related to the Company’s investments are engaged in similar business activities or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors various segments of its portfolio to assess potential concentrations of credit risks. The Company does not have significant foreign operations.

The following tables provide information regarding the Company’s concentrations with respect to certain tenants:

	Percentage of Gross Assets				Percentage of Revenues
	Total Company		Senior Housing Triple-Net		Total Company Revenues				Senior Housing Triple-Net Revenues
	June 30,	December 31,	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
Tenant	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Brookdale(1)	11%	17%	42%	69%	8%	12%	10%	12%	47%	58%	55%	58%
_______________________________________

(1)	Includes revenues from 64 senior housing triple-net facilities that were classified as held for sale at December 31, 2016 and sold in March 2017.
At June 30, 2017 and December 31, 2016, Brookdale managed or operated, in the Company’s SHOP segment,  approximately 13% and 18%, respectively, of the Company’s real estate investments based on gross assets. Because an operator manages the Company’s facilities in exchange for the receipt of a management fee, the Company is not directly exposed to the credit risk of its operators in the same manner or to the same extent as its triple-net tenants. At June 30, 2017, Brookdale provided comprehensive facility management and accounting services with respect to 59 of the Company’s SHOP facilities and 65 SHOP facilities owned by its unconsolidated joint ventures, for which the Company or joint venture pay annual management fees pursuant to long-term management agreements. Most of the management agreements have terms ranging from 10 to 15 years, with three to four 5-year renewal periods. The base management fees are 4.5% to 5.0% of gross revenues (as defined) generated by the RIDEA facilities. In addition, there are incentive management fees payable to Brookdale if operating results of the RIDEA properties exceed pre-established EBITDAR (as defined) thresholds.
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
NOTE 18.  Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis at June 30, 2017 in the consolidated balance sheets are immaterial.

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	June 30, 2017(4)		December 31, 2016(4)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$393,575	$394,438	$807,954	$807,505
Marketable debt securities(2)	18,448	18,448	68,630	68,630
Marketable equity securities(1)	82	82	76	76
Warrants(3)	61	61	19	19
Bank line of credit(2)	136,311	136,311	899,718	899,718
Term loans(2)	218,832	218,832	440,062	440,062
Senior unsecured notes(1)	6,889,045	7,267,553	7,133,538	7,386,149
Mortgage debt(2)	146,337	133,494	623,792	609,374
Other debt(2)	94,801	94,801	92,385	92,385
Interest-rate swap liabilities(2)	3,272	3,272	4,857	4,857
Currency swap asset(2)	—	—	2,920	2,920
Cross currency swap liability(2)	5,504	5,504	—	—
_______________________________________

(1)	Level 1: Fair value calculated based on quoted prices in active markets.

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

(3)	Level 3: Fair value determined based on significant unobservable market inputs using standardized derivative pricing models.

(4)	During the six months ended June 30, 2017 and year ended December 31, 2016, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
NOTE 19.  Derivative Financial Instruments

The following table summarizes the Company’s outstanding interest-rate and cross currency swap contracts at June 30, 2017 (dollars and GBP in thousands):

Date Entered	Maturity Date	Hedge Designation	Notional	Pay Rate	Receive Rate	Fair Value(1)
Interest rate:
July 2005(2)	July 2020	Cash Flow	$44,100	3.82%	BMA Swap Index	$(3,272)
Cross currency swap:
April 2017(3)	February 2019	Net Investment	£105,000 / $131,400	2.584%	3.75%	$(5,504)

(1)	Derivative assets are recorded in other assets, net and derivative liabilities are recorded in accounts payable and accrued liabilities on the consolidated balance sheets.

(2)	Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.

(3)
Represents a cross currency swap to pay 2.584% on £105 million and receive 3.75% on $131 million through February 1, 2019, with an initial and final exchange of principals at origination and maturity at a rate of 1.251 USD/GBP. Hedges the risk of changes in the USD equivalent value of a portion of the Company's net investment in its consolidated GBP subsidiaries' attributable to changes in the USD/GBP exchange rate.

The Company uses derivative instruments to mitigate the effects of interest rate and foreign currency fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. Utilizing derivative instruments allows the Company to manage the risk of fluctuations in interest and foreign currency rates related to the potential impact these changes could have on future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes. Assuming a one percentage point shift in the underlying interest rate curve, the estimated change in fair value of each of the underlying derivative instruments would not exceed $3 million. Assuming a one percentage point shift in the underlying foreign currency exchange rates, the estimated change in fair value of each of the underlying derivative instruments would not exceed $2 million.
At June 30, 2017, £150 million of the Company’s GBP-denominated borrowings under the 2015 Term Loan and a £105 million cross currency swap are designated as a hedge of a portion of the Company’s net investments in GBP-functional subsidiaries to mitigate its exposure to fluctuations in the GBP to USD exchange rate. For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to USD exchange rate of the instrument is recorded as part of the cumulative translation adjustment component of accumulated other comprehensive income (loss). Accordingly, the remeasurement value of the designated £150 million GBP-denominated borrowings and £105 million cross currency swap due to fluctuations in the GBP to USD exchange rate are reported in accumulated other comprehensive income (loss) as the hedging relationship is considered to be effective. The cumulative balance of the remeasurement value will be reclassified to earnings when the hedged investment is sold or substantially liquidated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All references in this report to “HCP,” “we,” “us” or “our” mean HCP, Inc., together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “HCP, Inc.” mean the parent company without its subsidiaries.
Cautionary Language Regarding Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements.” We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “forecast,” “plan,” “potential,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. Forward-looking statements reflect our current expectations and views about future events and are subject to known and unknown risks and uncertainties that could significantly affect our future financial condition and results of operations. While forward-looking statements reflect our good faith belief and assumptions we believe to be reasonable based upon current information, we can give no assurance that our expectations or forecasts will be attained. As more fully set forth under “Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:

•
our reliance on a concentration of a small number of tenants and operators for a significant portion of our revenues, with our concentration in Brookdale Senior Living, Inc. ("Brookdale") increasing as a result of the consummation of the Spin-Off of Quality Care Properties, Inc. (“QCP”) on October 31, 2016;

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
Executive Summary
HCP, Inc., a Standard & Poor’s (“S&P”) 500 company, invests primarily in real estate serving the healthcare industry in the United States. We are a Maryland corporation organized in 1985 and qualify as a self-administered REIT. We acquire, develop, lease, manage and dispose of healthcare real estates. At June 30, 2017, our portfolio of investments, including properties in our unconsolidated joint ventures (“JVs”), consisted of interests in 799 properties.
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
2017 Transaction Overview
Acquisition Transactions
In June 2017, we acquired Wateridge, a 124,000 square foot campus in the Sorrento Mesa submarket of San Diego for $26 million. Upon acquisition, we commenced repositioning one of the buildings into class-A lab space following an office-to-lab conversion strategy.
In July 2017, we acquired a portfolio of three medical office buildings in Texas for $48 million.
Disposition and Loan Repayment Transactions
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
In March 2017, we sold 64 senior housing triple-net assets, previously under triple-net leases with Brookdale, for $1.125 billion to affiliates of Blackstone Real Estate Partners VIII, L.P., resulting in a net gain on sale of $170 million.
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
In February 2017, we sold a hospital within one of our DFLs in Palm Beach Gardens, Florida for $43 million to the current tenant.
In April 2017, we sold a land parcel in San Diego, California for $27 million and one life science building in San Diego, California for $5 million.
In June 2017, we received £283 million ($367 million) from the repayment of our HC-One Facility.
Financing Activities
During the six months ended June 30, 2017, we had net repayments of $781 million on our revolving line of credit primarily using proceeds from the RIDEA II joint venture disposition, the sale of our Four Seasons Notes and the repayment of our HC-One Facility.
In March 2017, we repaid our £137 million unsecured term loan (the “2012 Term Loan”) and $472 million of mortgage debt.

In May 2017, we repaid $250 million of maturing senior unsecured notes.
In June 2017, we paid down £51 million of our £220 million unsecured term loan (the “2015 Term Loan”).
In July 2017, we repurchased $500 million of our 5.375% senior notes due 2021 and expect to record approximately $54 million of loss on debt extinguishment in the third quarter of 2017.
Developments and Redevelopments
During the second quarter of 2017 and through July 2017, we added $116 million of new projects to our development and redevelopment pipelines including:

•	Commenced $22 million of redevelopment projects at two recently-acquired life science assets in the Sorrento Mesa submarket of San Diego.

•	Commenced a $40 million redevelopment of a medical office building located in the University City submarket in Philadelphia near the University of Pennsylvania.

•
Entered into a joint venture agreement and commenced development on a 111 unit senior housing facility in Otay Ranch, California (San Diego MSA) for $31 million. Our share of the total construction cost is approximately $28 million with an estimated completion in the second half of 2018.

•
In June, commenced development on a 79 unit senior housing facility in Waldwick, New Jersey (New York MSA) for $31 million. Our share of the total construction costs is approximately $26 million with an estimated completion in late 2018.

Dividends
The following table summarizes our common stock cash dividends declared in 2017:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 2	February 15	$0.37	March 2
April 27	May 8	0.37	May 23
July 27	August 7	0.37	August 22
Results of Operations
We evaluate our business and allocate resources among our reportable business segments: (i) senior housing triple-net; (ii) senior housing operating portfolio (“SHOP”); (iii) life science; and (iv) medical office. Under the medical office segment, we invest through the acquisition and development of medical office buildings (“MOBs”), which generally require a greater level of property management. Otherwise, we primarily invest, through the acquisition and development of real estate, in single tenant and operator properties. We have other non-reportable segments that are comprised primarily of our U.K. care homes, debt investments and hospitals. We evaluate performance based upon (i) property net operating income from continuing operations (“NOI”) and (ii) adjusted NOI (cash NOI) of the combined consolidated and unconsolidated investments in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (“SEC”), as updated by Note 2 herein.
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

The presentation of pro-rata information has limitations, which include, but are not limited to, the following: (i) the amounts shown on the individual line items were derived by applying our overall economic ownership interest percentage determined when applying the equity method of accounting and do not necessarily represent our legal claim to the assets and liabilities, or the revenues and expenses and (ii) other companies in our industry may calculate their pro-rata interest differently, limiting the usefulness as a comparative measure. Because of these limitations, the pro-rata financial information should not be considered independently or as a substitute for our financial statements as reported under GAAP. We compensate for these limitations by relying primarily on our GAAP financial statements, using the pro-rata financial information as a supplement.
NOI is defined as rental and related revenues, including tenant recoveries, resident fees and services, and income from DFLs, less property level operating expenses; NOI excludes all other financial statement amounts included in net income (loss) as presented in Note 13 to the Consolidated Financial Statements. Management believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles, non-refundable entrance fees, net of entrance fee amortization and lease termination fees and the impact of deferred community fee income and expense (“Adjustments to NOI”). The Adjustments to NOI and resulting Adjusted NOI for SHOP have been restated for prior periods presented to conform to the current period presentation for the adjustment to exclude the impact of deferred community fee income and expense, resulting in recognition as cash is received and expenses are paid. Adjusted NOI is oftentimes referred to as “cash NOI.” We use NOI and adjusted NOI to make decisions about resource allocations, to assess and compare property level performance, and to evaluate our same property portfolio (“SPP”), as described below. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect various excluded items. Further, our definition of NOI may not be comparable to the definition used by other REITs or real estate companies, as they may use different methodologies for calculating NOI. For a reconciliation of NOI and Adjusted NOI to net income (loss) by segment, refer to Note 13 to the Consolidated Financial Statements.
Operating expenses generally relate to leased medical office and life science properties and SHOP facilities. We generally recover all or a portion of our leased medical office and life science property expenses through tenant recoveries. We present expenses as operating or general and administrative based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expenses.
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
In addition, we present FFO before the impact of non-comparable items including, but not limited to, severance-related charges, litigation costs, preferred stock redemption charges, impairments (recoveries) of non-depreciable assets, prepayment costs (benefits) associated with early retirement or payment of debt, foreign currency remeasurement losses (gains) and transaction-related items (“FFO as adjusted”). Prepayment costs (benefits) associated with early retirement of debt include the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of debt. Transaction-related items include expensed acquisition and pursuit costs and gains/charges incurred as a result of mergers and acquisitions and lease amendment or termination activities. Management believes that FFO as adjusted provides a meaningful supplemental measurement of our FFO run-rate and is frequently used by analysts, investors and other interested parties in the evaluation of our performance as a REIT. At the same time that NAREIT created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe stockholders, potential investors and financial analysts who review our operating performance are best served by an FFO run-rate earnings measure that includes, in addition to adjustments made to arrive at the NAREIT defined measure of FFO, other adjustments to net income (loss). FFO as adjusted is used by management in analyzing our business and the performance of our properties, and we believe it is important that stockholders, potential investors and financial analysts understand this measure used by management. We use FFO as adjusted to: (i) evaluate our performance in comparison with expected results and results of previous periods, relative to resource allocation decisions, (ii) evaluate the performance of our management, (iii) budget and forecast future results to assist in the allocation of resources, (iv) assess our performance as compared with similar real estate companies and the industry in general and (v) evaluate how a specific potential investment will impact our future results. Other REITs or real estate companies may use different methodologies for calculating an adjusted FFO measure, and accordingly, our FFO as adjusted may not be comparable to those reported by other REITs. For a reconciliation of net income (loss) to FFO and FFO as adjusted and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.

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
Comparison of the Three and Six Months Ended June 30, 2017 to the Three and Six Months Ended June 30, 2016
Overview

Three Months Ended June 30, 2017 and 2016
The following table summarizes results for the three months ended June 30, 2017 and 2016 (dollars in thousands, except per share data):

	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016
	Amount	Diluted Per Share	Amount	Diluted Per Share	Per Share Change
Net income applicable to common shares	$19,283	$0.04	$301,375	$0.64	$(0.60)
FFO	164,650	0.35	333,218	0.71	(0.36)
FFO as adjusted	224,770	0.48	347,876	0.74	(0.26)
FAD	200,157		337,866
Net income applicable to common shares ("EPS") decreased primarily as a result of the following:

•	a reduction in net income from discontinued operations due to the spinoff of QCP on October 31, 2016;

•	a reduction in gains on sales of real estate during the second quarter of 2017 compared to the second quarter of 2016;

•	a reduction in resident fees and services, partially offset by a reduction in operating expenses due to the partial sale and deconsolidation of RIDEA II during the first quarter of 2017;

•	a reduction in incremental interest income due to the payoff of two participating development loans during the second quarter of 2016; and

•	an impairment of our Tandem Health Care Loan in the second quarter of 2017.
The decrease in EPS was partially offset by:

•	increased NOI from our 2016 acquisitions, annual rent escalations and developments placed in service; and

•	a reduction in interest expense as a result of debt repayments in the second half of 2016 and the second quarter of 2017.
FFO decreased primarily as a result of the aforementioned events impacting EPS, excluding gains on sales of real estate, which is an adjustment to our calculation of FFO.
FFO as adjusted decreased primarily as a result of the aforementioned events impacting FFO, except for the impairment of our Tandem Health Care Loan in the second quarter of 2017 which is excluded from FFO as adjusted.
FAD decreased primarily as a result of the aforementioned events impacting FFO as adjusted and increased leasing costs and tenant capital improvements and lower lease restructure payments.
Six Months Ended June 30, 2017 and 2016
The following table summarizes results for the six months ended June 30, 2017 and 2016 (dollars in thousands, except per share data):

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
	Amount	Diluted Per Share	Amount	Diluted Per Share	Per Share Change
Net income applicable to common shares	$479,854	$1.02	$417,185	$0.89	$0.13
FFO	452,882	0.96	652,483	1.40	(0.44)
FFO as adjusted	464,925	0.99	669,659	1.43	(0.44)
FAD	418,702		646,906
Earnings per share (“EPS”) increased primarily as a result of the following:

•	increased gains on sales of real estate during the first half of 2017 compared to the first half of 2016;

•	a gain on sale of our Four Seasons Notes in the first quarter of 2017;

•	a reduction in interest expense as a result of debt repayments during the second half of 2016 and the second quarter of 2017; and

•	increased NOI from our 2016 acquisitions, annual rent escalations and developments placed in service.
The increase in EPS was partially offset by the following:

•	a reduction in net income from discontinued operations due to the spinoff of QCP on October 31, 2016;

•	a reduction in resident fees and services, partially offset by a reduction in operating expenses due to the partial sale and deconsolidation of RIDEA II during the first quarter of 2017;

•	a reduction in incremental interest income due to the payoff of two participating development loans during the second quarter of 2016; and

•	an impairment of our Tandem Health Care Loan in the second quarter of 2017;
FFO decreased primarily as a result of the aforementioned events impacting EPS, excluding gains on sales of real estate, which is an adjustment to our calculation of FFO.
FFO as adjusted decreased primarily as a result of the aforementioned events impacting FFO, except for the gain on sale of our Four Seasons Notes in the first quarter of 2017 offset by the impairment of our Tandem Health Care Loan in the second quarter of 2017 both of which are excluded from FFO as adjusted.
FAD decreased primarily as a result of the aforementioned events impacting FFO as adjusted, increased leasing costs and tenant capital improvements and lower lease restructure payments.

Segment Analysis
The tables below provide selected operating information for our SPP and total property portfolio for each of our business segments. Our SPP for the three months ended June 30, 2017 consists of 744 properties representing properties acquired or placed in service and stabilized on or prior to April 1, 2016 and that remained in operation under a consistent reporting structure through June 30, 2017. Our SPP for the six months ended June 30, 2017 consists of 737 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2016 and that remained in operation under a consistent reporting structure through June 30, 2017. Our total property portfolio consists of 799 and 853 properties at June 30, 2017 and 2016, respectively.
Senior Housing Triple-Net

The following table summarizes results at and for the three months ended June 30, 2017 and 2016 (dollars in thousands, except per unit data):

	SPP			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Rental revenues(1)	$78,079	$76,890	$1,189	$78,079	$108,841	$(30,762)
Operating expenses	(157)	(169)	12	(882)	(1,642)	760
NOI	77,922	76,721	1,201	77,197	107,199	(30,002)
Adjustments to NOI	(407)	(1,200)	793	(406)	(2,022)	1,616
Adjusted NOI	$77,515	$75,521	$1,994	76,791	105,177	(28,386)
Non-SPP adjusted NOI				724	(29,656)	30,380
SPP adjusted NOI				$77,515	$75,521	$1,994
Adjusted NOI % change			2.6%
Property count(2)	209	209		209	298
Average capacity (units)(3)	20,566	20,567		20,566	29,153
Average annual rent per unit	$15,107	$14,721		$15,107	$14,657
_______________________________________

(1)	Represents rental and related revenues and income from DFLs.

(2)	From our 2016 presentation of SPP, we removed 71 senior housing properties from SPP that were sold and 18 senior housing properties that we transitioned to SHOP.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
SPP adjusted NOI increased primarily as a result of the following:

•	annual rent escalations; and

•	higher cash rent received from our portfolio of assets leased to Sunrise Senior Living.
Total Portfolio NOI and adjusted NOI decreased primarily as a result of the following Non-SPP impacts:

•	senior housing triple-net facilities sold during 2016 and 2017; and

•	the transition of 18 senior housing triple-net facilities to a RIDEA structure during the second half of 2016 and first quarter of 2017 (reported in our SHOP segment).
The decrease to Total Portfolio NOI and adjusted NOI is partially offset by the aforementioned increases to SPP.

The following table summarizes results at and for the six months ended June 30, 2017 and 2016 (dollars in thousands, except per unit data):

	SPP			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Rental revenues(1)	$152,153	$150,518	$1,635	$178,112	$215,731	$(37,619)
Operating expenses	(309)	(343)	34	(1,993)	(3,716)	1,723
NOI	151,844	150,175	1,669	176,119	212,015	(35,896)
Adjustments to NOI	(1,922)	(5,791)	3,869	(2,245)	(7,466)	5,221
Adjusted NOI	$149,922	$144,384	$5,538	173,874	204,549	(30,675)
Non-SPP adjusted NOI				(23,952)	(60,165)	36,213
SPP adjusted NOI				$149,922	$144,384	$5,538
Adjusted NOI % change			3.8%
Property count(2)	204	204		209	298
Average capacity (units)(3)	20,167	20,168		23,481	29,100
Average annual rent per unit	$14,899	$14,352		$14,980	$14,314
_______________________________________

(1)	Represents rental and related revenues and income from DFLs.

(2)	From our 2016 presentation of SPP, we removed 71 senior housing properties from SPP that were sold and 18 senior housing properties that we transitioned to SHOP.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
SPP adjusted NOI increased primarily as a result of the following:

•	annual rent escalations; and

•	higher cash rent received from our portfolio of assets leased to Sunrise Senior Living.
Total Portfolio NOI and adjusted NOI decreased primarily as a result of the following Non-SPP impacts:

•	senior housing triple-net facilities sold during 2016 and 2017; and

•	the transition of 18 senior housing triple-net facilities to a RIDEA structure during the second half of 2016 and first quarter of 2017 (reported in our SHOP segment).
The decrease to Total Portfolio NOI and adjusted NOI is partially offset by (i) increased non-SPP income from five senior housing triple-net facilities acquired in the first quarter of 2016 and (ii) the aforementioned increases to SPP.

Senior Housing Operating Portfolio

The following table summarizes results at and for the three months ended June 30, 2017 and 2016 (dollars in thousands, except per unit data):

	SPP			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Rental revenues(1)	$92,187	$91,478	$709	$125,416	$164,202	$(38,786)
HCP share of unconsolidated JV revenues	77,681	75,464	2,217	81,368	52,855	28,513
Operating expenses	(59,759)	(57,945)	(1,814)	(85,866)	(115,443)	29,577
HCP share of unconsolidated JV operating expenses	(64,699)	(61,803)	(2,896)	(65,487)	(42,473)	(23,014)
NOI	45,410	47,194	(1,784)	55,431	59,141	(3,710)
Adjustments to NOI	143	(922)	1,065	4,523	4,248	275
Adjusted NOI	$45,553	$46,272	$(719)	59,954	63,389	(3,435)
Non-SPP adjusted NOI				(14,401)	(17,117)	2,716
SPP adjusted NOI				$45,553	$46,272	$(719)
Adjusted NOI % change			(1.6)%
Property count(2)	124	124		153	107
Average capacity (units)(3)	22,334	16,959		25,484	23,411
Average annual rent per unit	$50,592	$49,696		$52,345	$56,237
_______________________________________

(1)	Represents rental and related revenues.

(2)
From our past presentation of SPP, we have recast the components of SPP to reflect our retained 40% equity interest in RIDEA II within HCP share of unconsolidated JV revenues and operating expenses resulting from our deconsolidation of RIDEA II during the first quarter of 2017.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
SPP NOI and adjusted NOI decreased primarily as a result of the following:

•	higher expense growth and occupancy declines; partially offset by

•	increased rates for resident fees and services.
Total Portfolio NOI and adjusted NOI decreased primarily as a result of the aforementioned decreases to SPP and the following impacts to non-SPP:

•	decreased non-SPP income from our partial sale of RIDEA II; partially offset by

•	non-SPP income for 18 senior housing triple-net assets transitioned to SHOP during the second half of 2016 and first quarter of 2017.

The following table summarizes results at and for the six months ended June 30, 2017 and 2016 (dollars in thousands, except per unit data):

	SPP			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Rental revenues(1)	$185,855	$183,830	$2,025	$265,644	$329,964	$(64,320)
HCP share of unconsolidated JV revenues	154,362	150,255	4,107	157,731	103,284	54,447
Operating expenses	(118,340)	(115,729)	(2,611)	(180,405)	(229,446)	49,041
HCP share of unconsolidated JV operating expenses	(126,588)	(122,698)	(3,890)	(125,014)	(83,668)	(41,346)
NOI	95,289	95,658	(369)	117,956	120,134	(2,178)
Adjustments to NOI	(193)	(1,304)	1,111	7,679	8,642	(963)
Adjusted NOI	$95,096	$94,354	$742	125,635	128,776	(3,141)
Non-SPP adjusted NOI				(30,539)	(34,422)	3,883
SPP adjusted NOI				$95,096	$94,354	$742
Adjusted NOI % change			0.8%
Property count(2)	123	123		153	107
Average capacity (units)(3)	21,703	16,829		25,491	23,386
Average annual rent per unit	$51,532	$49,939		$53,712	$56,119
_______________________________________

(1)	Represents rental and related revenues.

(2)
From our past presentation of SPP, we have recast the components of SPP to reflect our retained 40% equity interest in RIDEA II within HCP share of unconsolidated JV revenues and operating expenses resulting from our deconsolidation of RIDEA II during the first quarter of 2017.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
SPP adjusted NOI increased primarily as a result of the following:

•	increased rates for resident fees and services; partially offset by

•	higher expense growth and a decline in occupancy.
Total Portfolio NOI and adjusted NOI decreased primarily as a result of decreased non-SPP income from our partial sale of RIDEA II, partially offset by the aforementioned increases to SPP and increases to non-SPP income from the transition of 18 senior housing triple-net assets to SHOP.

Life Science

The following table summarizes results at and for the three months ended June 30, 2017 and 2016 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Rental revenues(1)	$81,740	$79,247	$2,493	$86,730	$90,201	$(3,471)
HCP share of unconsolidated JV revenues	1,975	1,870	105	2,004	1,898	106
Operating expenses	(16,559)	(15,355)	(1,204)	(18,744)	(17,961)	(783)
HCP share of unconsolidated JV operating expenses	(429)	(400)	(29)	(429)	(400)	(29)
NOI	66,727	65,362	1,365	69,561	73,738	(4,177)
Adjustments to NOI	1,022	1	1,021	(91)	(544)	453
Adjusted NOI	$67,749	$65,363	$2,386	69,470	73,194	(3,724)
Non-SPP adjusted NOI				(1,721)	(7,831)	6,110
SPP adjusted NOI				$67,749	$65,363	$2,386
Adjusted NOI % change			3.7%
Property count(2)	116	116		119	117
Average occupancy	96.2%	98.2%		96.4%	98.4%
Average occupied square feet	6,695	6,825		6,948	7,620
Average annual total revenues per occupied square foot	$52	$48		$52	$49
Average annual base rent per occupied square foot	$42	$39		$42	$40
_______________________________________

(1)	Represents rental and related revenues and tenant recoveries.

(2)	From our past presentation of SPP for the three months ended June 30, 2016, we removed five life science facilities that were sold.
SPP NOI and adjusted NOI increased primarily as a result of the following:

•	mark-to-market lease renewals;

•	new leasing activity; and,

•	specific to adjusted NOI, annual rent escalations.
Total Portfolio NOI and adjusted NOI decreased primarily as a result of the following impacts to Non-SPP:

•	decreased income from the sale of life science facilities in 2016 and 2017; partially offset by

•	increased income from (i) increased occupancy in portions of a development placed in operations in 2016 and 2017 and (ii) life science acquisitions in 2016 and 2017.
The decrease in Total Portfolio NOI and adjusted NOI was also partially offset by the aforementioned increases to SPP.

The following table summarizes results at and for the six months ended June 30, 2017 and 2016 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Rental revenues(1)	$162,360	$156,232	$6,128	$172,050	$179,149	$(7,099)
HCP share of unconsolidated JV revenues	3,887	3,665	222	3,944	3,708	236
Operating expenses	(31,723)	(29,359)	(2,364)	(36,064)	(34,704)	(1,360)
HCP share of unconsolidated JV operating expenses	(800)	(774)	(26)	(800)	(774)	(26)
NOI	133,724	129,764	3,960	139,130	147,379	(8,249)
Adjustments to NOI	1,350	(73)	1,423	(345)	(1,217)	872
Adjusted NOI	$135,074	$129,691	$5,383	138,785	146,162	(7,377)
Non-SPP adjusted NOI				(3,711)	(16,471)	12,760
SPP adjusted NOI				$135,074	$129,691	$5,383
Adjusted NOI % change			4.2%
Property count(2)	116	116		119	117
Average occupancy	96.7%	98.0%		96.3%	98.2%
Average occupied square feet	6,726	6,808		6,976	7,640
Average annual total revenues per occupied square foot	$51	$48		$51	$48
Average annual base rent per occupied square foot	$42	$39		$42	$40
_______________________________________

(1)	Represents rental and related revenues and tenant recoveries.

(2)	From our past presentation of SPP for the six months ended June 30, 2016, we removed five life science facilities that were sold.
SPP NOI and adjusted NOI increased primarily as a result of the following:

•	mark-to-market lease renewals;

•	new leasing activity; and,

•	specific to adjusted NOI, annual rent escalations.
Total Portfolio NOI and adjusted NOI decreased primarily as a result of the following impacts to Non-SPP:

•	decreased income from the sale of life science facilities in 2016 and 2017; partially offset by

•	increased income from (i) increased occupancy in portions of a development placed in operations in 2016 and 2017 and (ii) life science acquisitions in 2016 and 2017.
The decrease in Total Portfolio NOI and adjusted NOI was also partially offset by the aforementioned increases to SPP.

Medical Office

The following table summarizes results at and for the three months ended June 30, 2017 and 2016 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Rental revenues(1)	$101,305	$98,712	$2,593	$119,164	$110,205	$8,959
HCP share of unconsolidated JV revenues	473	468	5	496	524	(28)
Operating expenses	(38,449)	(36,941)	(1,508)	(46,581)	(43,028)	(3,553)
HCP share of unconsolidated JV operating expenses	(145)	(154)	9	(146)	(155)	9
NOI	63,184	62,085	1,099	72,933	67,546	5,387
Adjustments to NOI	568	29	539	(769)	(753)	(16)
Adjusted NOI	$63,752	$62,114	$1,638	72,164	66,793	5,371
Non-SPP adjusted NOI				(8,412)	(4,679)	(3,733)
SPP adjusted NOI				$63,752	$62,114	$1,638
Adjusted NOI % change			2.6%
Property count(2)	215	215		239	227
Average occupancy	91.9%	91.9%		92.0%	91.4%
Average occupied square feet	14,502	14,519		16,833	15,728
Average annual total revenues per occupied square foot	$28	$27		$28	$28
Average annual base rent per occupied square foot	$24	$23		$24	$24
_______________________________________

(1)	Represents rental and related revenues and tenant recoveries.

(2)	From our past presentation of SPP, we removed two MOBs that were sold and seven MOBs that were placed into redevelopment.
SPP NOI and adjusted NOI increased primarily as a result of mark-to-market lease renewals and new leasing activity. Additionally, SPP adjusted NOI increased as a result of annual rent escalations.
Total Portfolio NOI and adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following impacts to Non-SPP:

•	increased income from 2016 acquisitions; and

•	increased occupancy in former redevelopment and development properties that have been placed into operations; partially offset by

•	decreased income from the sale of four MOBs during 2016 and 2017 and the placement of an MOB into redevelopment.

The following table summarizes results at and for the six months ended June 30, 2017 and 2016 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Rental revenues(1)	$201,561	$196,027	$5,534	$237,535	$218,228	$19,307
HCP share of unconsolidated JV revenues	940	937	3	985	1,003	(18)
Operating expenses	(75,524)	(73,179)	(2,345)	(91,444)	(84,977)	(6,467)
HCP share of unconsolidated JV operating expenses	(288)	(304)	16	(288)	(304)	16
NOI	126,689	123,481	3,208	146,788	133,950	12,838
Adjustments to NOI	745	(495)	1,240	(1,739)	(1,548)	(191)
Adjusted NOI	$127,434	$122,986	$4,448	145,049	132,402	12,647
Non-SPP adjusted NOI				(17,615)	(9,416)	(8,199)
SPP adjusted NOI				$127,434	$122,986	$4,448
Adjusted NOI % change			3.6%
Property count(2)	215	215		239	227
Average occupancy	92.0%	91.9%		92.0%	91.3%
Average occupied square feet	14,522	14,511		16,797	15,669
Average annual total revenues per occupied square foot	$28	$27		$28	$28
Average annual base rent per occupied square foot	$24	$23		$24	$24
_______________________________________

(1)	Represents rental and related revenues and tenant recoveries.

(2)	From our past presentation of SPP, we removed two MOBs that were sold and seven MOBs that were placed into redevelopment.
SPP NOI and adjusted NOI increased primarily as a result of mark-to-market lease renewals and new leasing activity. Additionally, SPP adjusted NOI increased as a result of annual rent escalations.
Total Portfolio NOI and adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following impacts to Non-SPP:

•	increased income from 2016 acquisitions; and

•	increased occupancy in former redevelopment and development properties that have been placed into operations; partially offset by

•	decreased income from the sale of four MOBs during 2016 and 2017 and the placement of an MOB into redevelopment.

Other Income and Expense Items

The following table summarizes our other income and expense items results for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Interest income	$20,869	$32,787	$(11,918)	$39,200	$50,816	$(11,616)
Interest expense	77,788	121,333	(43,545)	164,506	243,395	(78,889)
Depreciation and amortization	130,751	139,919	(9,168)	267,305	279,774	(12,469)
General and administrative	21,286	22,779	(1,493)	43,764	48,230	(4,466)
Acquisition and pursuit costs	867	823	44	1,924	3,298	(1,374)
Impairment, net	56,682	—	56,682	56,682	—	56,682
Gain on sales of real estate, net	412	119,614	(119,202)	317,670	119,614	198,056
Other income, net	71	2,340	(2,269)	51,279	3,632	47,647
Income tax benefit (expense)	2,987	2,179	808	9,149	(1,525)	10,674
Equity income (loss) from unconsolidated joint ventures	240	(1,067)	1,307	3,509	(1,975)	5,484
Total discontinued operations	—	107,375	(107,375)	—	175,783	(175,783)
Noncontrolling interests’ share in earnings	(2,718)	(3,125)	407	(5,750)	(6,751)	1,001
Interest income
Interest income decreased for the three and six months ended June 30, 2017 as a result of incremental interest income received during the second quarter of 2016 due to the payoff of two participating development loans.
Interest expense
Interest expense decreased for the three and six months ended June 30, 2017 as a result of senior unsecured notes and mortgage debt payoffs, which occurred primarily in the second half of 2016.
Over 95% and 90% of our total debt, inclusive of $44 million and $365 million of variable rate debt swapped to fixed through interest rate swaps, was fixed–rate debt as of June 30, 2017 and 2016, respectively. At June 30, 2017, our fixed-rate debt and variable rate debt had weighted average interest rates of 4.29% and 1.58%, respectively. At June 30, 2016, our fixed-rate debt and variable rate debt had weighted average interest rates of 4.73% and 1.89%, respectively. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
Depreciation and amortization expense
Depreciation and amortization expense decreased for the three and six months ended June 30, 2017 primarily as a result of the sale of 64 senior housing triple-net assets and the deconsolidation of RIDEA II during the first quarter of 2017, partially offset by depreciation and amortization of assets acquired during 2016.
General and administrative expenses
General and administrative expenses decreased  for the three and six months ended June 30, 2017 primarily as a result of lower stock compensation expense.
Impairments
Impairments increased for the three and six months ended June 30, 2017 as a result of the impairment of our Tandem Health Care Loan in the second quarter of 2017. See Note 6 to the Consolidated Financial Statements for further information related to our Tandem Health Care Loan.
Gain on sales of real estate, net
During the six months ended June 30, 2017 (primarily in the first quarter of 2017), we sold 64 senior housing triple-net assets, five life science facilities and a 40% interest in RIDEA II and recognized total net gain on sales of real estate of $318 million. During the three months ended June 30, 2016, we sold five post-acute/skilled nursing and two senior housing facilities for $130 million, a life science facility for $74 million, two MOBs for $19 million and a senior housing facility for $6 million, recognizing a total net gain on sales of $120 million.
Other income, net
Other income, net, increased for the six months ended June 30, 2017 primarily as a result of the gain on sale of our Four Seasons Notes.
Income tax expense
The decrease in income taxes for the six months ended June 30, 2017 was primarily the result of: (i) a $5 million tax benefit from the sale of a 40% interest in RIDEA II in 2017 and (ii) a $4 million income tax expense associated with state built-in gain tax for the disposition of certain real estate assets during 2016.
Equity income (loss) from unconsolidated joint ventures
The increase in equity income from unconsolidated joint ventures for the three and six months ended June 30, 2017 was primarily the result of income from our investment in RIDEA II in our SHOP segment.
Total discontinued operations
For the three and six months ended June 30, 2017, there were no discontinued operations. Discontinued operations for the three and six months ended June 30, 2016 relates to income from the operations of QCP.
Liquidity and Capital Resources
We anticipate that our cash flow from operations, available cash balances and cash from our various financing activities will be adequate for at least the next 12 months for purposes of: (i) funding recurring operating expenses; (ii) meeting debt service requirements, including principal payments and maturities; and (iii) satisfying our distributions to our stockholders and non-controlling interest members.
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
Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, as noted below, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our credit ratings. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. At July 28, 2017, we had a credit rating of BBB from Fitch, Baa2 from Moody’s and BBB from S&P Global on our senior unsecured debt securities.
Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Cash and cash equivalents were $392 million and $95 million at June 30, 2017 and December 31, 2016, respectively, representing an increase of $297 million. The following table sets forth changes in cash flows (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Net cash provided by operating activities	$431,589	$666,912	$(235,323)
Net cash provided by (used in) investing activities	1,957,586	(153,618)	2,111,204
Net cash used in financing activities	(2,092,167)	(742,748)	(1,349,419)
The decrease in operating cash flow is primarily the result of (i) decreased Adjusted NOI related to the QCP Spin-Off and dispositions in the second half of 2016 and first half of 2017 and (ii) decreased interest received from loan repayments during the first half of 2017; partially offset by (i) 2016 acquisitions, (ii) annual rent increases, and (iii) decreased interest paid as a result of lower balances on our senior unsecured notes, term loans and line of credit. Our cash flow from operations is dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.
The following are significant investing and financing activities for the six months ended June 30, 2017:

•	received net proceeds of $1.7 billion from the sale of real estate, including the sale and recapitalization of RIDEA II;

•	received net proceeds of $550 million primarily from the sale of our Four Seasons investments, the repayment of our HC-One Facility, and a DFL repayment;

•	made investments of $233 million primarily for the development of real estate;

•	repaid $1.7 billion under our bank line of credit, 2012 Term Loan, 2015 Term Loan, senior unsecured notes and mortgage debt; and

•	paid dividends on common stock of $347 million.
Debt

See Note 10 in the Consolidated financial Statements for information about our outstanding debt.
See “2017 Transaction Overview” for further information regarding our significant financing activities through August 1, 2017.
Equity

At June 30, 2017, we had 469 million shares of common stock outstanding, equity totaled $6.0 billion, and our equity securities had a market value of $15.2 billion.
At June 30, 2017, non-managing members held an aggregate of 4 million units in five limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At June 30, 2017 the DownREIT units were convertible into 7 million shares of our common stock.
At-The-Market Program
In June 2015, we established an at-the-market program, in connection with the renewal of our Shelf Registration Statement. Under this program, we may sell shares of our common stock from time to time having an aggregate gross sales price of up to $750 million through a consortium of banks acting as sales agents or directly to the banks acting as principals. There was no activity during the six months ended June 30, 2017 and, at June 30, 2017, shares of our common stock having an aggregate gross sales price of $676 million were available for sale under the at-the-market program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under our program.
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
Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO, FFO as adjusted and FAD (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income applicable to common shares	$19,283	$301,375	$479,854	$417,185
Real estate related depreciation and amortization	130,751	141,386	267,305	282,708
Other depreciation and amortization(1)	2,347	2,974	5,358	5,936
Gain on sales of real estate, net	(412)	(119,614)	(317,670)	(119,614)
Taxes associated with real estate dispositions(2)	1	—	(5,498)	53,177
Equity (income) loss from unconsolidated joint ventures	(240)	1,067	(3,509)	1,975
FFO from unconsolidated joint ventures	16,554	11,172	34,862	21,550
Noncontrolling interests’ and participating securities’ share in earnings	2,818	3,467	6,424	7,402
Noncontrolling interests’ and participating securities’ share in FFO	(6,452)	(8,609)	(14,244)	(17,836)
FFO applicable to common shares	164,650	333,218	452,882	652,483
Distributions on dilutive convertible units and other	—	3,525	3,654	7,109
Diluted FFO applicable to common shares	$164,650	$336,743	$456,536	$659,592
Weighted average shares used to calculate diluted FFO per common share	468,839	473,149	473,366	472,667

Impact of adjustments to FFO:
Transaction-related items(3)	$840	$14,658	$1,896	$17,176
Other impairment, net(4)	56,682	—	5,787	—
Litigation costs	3,366		5,205	—
Foreign currency remeasurement gains	(768)	—	(845)	—
	$60,120	$14,658	$12,043	$17,176

FFO as adjusted applicable to common shares	$224,770	$347,876	$464,925	$669,659
Distributions on dilutive convertible units and other	1,738	3,503	3,632	7,083
Diluted FFO as adjusted applicable to common shares	$226,508	$351,379	$468,557	$676,742

Diluted FFO as adjusted per common share	$0.48	$0.74	$0.99	$1.43

Weighted average shares used to calculate diluted FFO as adjusted per common share	473,528	473,149	473,366	472,667

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
FFO as adjusted applicable to common shares	$224,770	$347,876	$464,925	$669,659
Amortization of deferred compensation	3,327	4,160	7,092	9,505
Amortization of deferred financing costs	3,843	5,281	7,702	10,561
Straight-line rents	(3,168)	(3,541)	(8,176)	(11,117)
Other depreciation and amortization	(2,347)	(2,974)	(5,358)	(5,935)
Leasing costs and tenant and capital improvements(5)	(27,834)	(21,872)	(51,121)	(42,354)
Lease restructure payments	314	6,318	854	12,612
CCRC entrance fees(6)	4,713	6,046	8,362	11,549
Deferred income taxes	(4,342)	(2,604)	(6,716)	(5,546)
Other FAD adjustments	881	(824)	1,138	(2,028)
FAD applicable to common shares	$200,157	$337,866	$418,702	$646,906
Distributions on dilutive convertible units and other	1,738	3,525	—	7,109
Diluted FAD applicable to common shares	$201,895	$341,391	$418,702	$654,015
The following is a reconciliation, on a per share basis, from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO and FFO as adjusted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Diluted earnings per common share	$0.04	$0.64	$1.02	$0.89
Depreciation and amortization	0.28	0.30	0.56	0.61
Other depreciation and amortization	—	0.01	0.01	0.01
Gain on sales of real estate, net	—	—	(0.67)	—
Taxes associated with real estate dispositions	—	(0.25)	(0.01)	(0.14)
Joint venture and participating securities FFO adjustments	0.03	0.01	0.05	0.03
Diluted FFO per common shares	$0.35	$0.71	$0.96	$1.40
Transaction-related items(3)	—	0.03	0.01	0.03
Other impairment, net(4)	0.12	—	0.01	—
Litigation costs	0.01	—	0.01	—
Diluted FFO as adjusted per common shares	$0.48	$0.74	$0.99	$1.43
_______________________________________

(1)
Other depreciation and amortization includes DFL depreciation and lease incentive amortization (reduction of straight-line rents) for the consideration given to terminate the 30 purchase options on the 153-property amended lease portfolio in the 2014 Brookdale transaction.

(2)
For the six months ended June 30, 2017, represents income tax benefit associated with the disposition of real estate assets in our RIDEA II transaction. For the six months ended June 30, 2016, represents income tax expense associated with the state built-in gain tax payable upon the disposition of specific real estate assets, of which $49 million relates to the HCR ManorCare, Inc. real estate portfolio.

(3)
On January 1, 2017, we early adopted the Financial Accounting Standards Board Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”) which prospectively results in recognizing the majority of our real estate acquisitions as asset acquisitions rather than business combinations. Acquisition and pursuit costs relating to completed asset acquisitions are capitalized, including those costs incurred prior to January 1, 2017. Real estate acquisitions completed prior to January 1, 2017 were deemed business combinations and the related acquisition and pursuit costs were expensed as incurred. For the three and six months ended June 30, 2016, primarily relates to the QCP spin-off.

(4)
For the three months ended June 30, 2017, relates to the impairment of our Tandem Health Care Loan. For the six months ended June 30, 2017, relates to the impairment of our Tandem Health Care Loan, net of the impairment recovery upon the sale of our Four Seasons Notes in the first quarter of 2017.

(5)	Includes our share of leasing costs and tenant and capital improvements from unconsolidated joint ventures.

(6)	Represents our 49% share of non-refundable entrance fees as the fees are collected by our CCRC JV, net of reserves and CCRC JV entrance fee amortization.
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-

evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2016 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements. There have been no significant changes to our critical accounting policies during 2017.
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
To illustrate the effect of movements in the interest rate and foreign currency markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves and foreign currency exchange rates of the derivative portfolio in order to determine the change in fair value. Assuming a one percentage point change in the underlying interest rate curve, the estimated change in fair value of each of the underlying derivative instruments would not exceed $3 million. Assuming a one percentage point change in the underlying foreign currency exchange rates, the estimated change in fair value of each of the underlying derivative instruments would not exceed $2 million.
Interest Rate Risk.  At June 30, 2017, we are exposed to market risks related to fluctuations in interest rates primarily on variable rate debt. At June 30, 2017, $44 million of our variable-rate debt was hedged by interest rate swap transactions. The interest rate swaps are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable-rate debt to fixed interest rates.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. A one percentage point increase in interest rates would change the fair value of our fixed rate debt and investments by approximately $270 million and $1 million, respectively, and would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance at June 30, 2017, our annual interest expense and interest income would increase by approximately $4 million and $1 million, respectively.
Foreign Currency Risk.  At June 30, 2017, our exposure to foreign currencies primarily relates to U.K. investments in leased real estate, senior notes and related GBP denominated cash flows. Our foreign currency exposure is partially mitigated through the use of GBP denominated borrowings and foreign currency swap contracts. Based solely on our operating results for the three months ended June 30, 2017, including the impact of existing hedging arrangements, if the value of the GBP relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the quarter ended June 30, 2017, our cash flows would have decreased or increased, as applicable, by less than $1 million.
Market Risk.  We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At June 30, 2017, both the fair value and carrying value of marketable debt securities was $18 million.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.
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
Item 1A.  Risk Factors
There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as updated by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)
None.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended June 30, 2017.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
April 1-30, 2017	109	$32.50	—	—
May 1-31, 2017	14,440	30.13	—	—
June 1-30, 2017	11,738	33.37	—	—
Total	26,287	31.59	—	—
_______________________________________

(1)
Represents shares of our common stock withheld under our equity incentive plans to offset tax withholding obligations that occur upon vesting of restricted shares and restricted stock units. The value of the shares withheld is based on the closing price of our common stock on the last trading day prior to the date the relevant transaction occurs.

Item 5. Other Information
(a)
None.
(b)
None.

Item 6. Exhibits

3.1	Articles of Restatement of HCP (incorporated herein by reference to Exhibit 3.1 to HCP’s Registration Statement on Form S-3 (Registration No. 333 182824) filed on July 24, 2012).

3.2	Articles Supplementary of HCP (incorporated herein by reference to Exhibit 3.1 to HCP’s Current Report on Form 8-K (File No. 001-08895) filed August 1, 2017).

3.3	Fifth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.1 to HCP’s Current Report on Form 8-K (File No. 001-08895), filed February 11, 2015).

3.4	Amendment No. 1 to the Fifth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.1 to HCP’s Current Report on Form 8-K (File No. 001-08895), filed February 1, 2016).

3.5	Amendment No. 2 to the Fifth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.2 to HCP’s Current Report on Form 8-K (File No. 001-08895), filed August 1, 2017).

31.1	Certification by Thomas M. Herzog, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Peter A. Scott, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Thomas M. Herzog, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Peter A. Scott, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
_______________________________________
*       Filed herewith.
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2017	HCP, Inc.

(Registrant)

/s/ THOMAS M. HERZOG
Thomas M. Herzog
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PETER A. SCOTT
Peter A. Scott
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ SCOTT A. ANDERSON
Scott A. Anderson
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)