Form 10-Q
period 2017-09-30
HCP, INC.
filed 2017-11-02
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2017.
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☐ NO ☒
At October 27, 2017, there were 469,108,449 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

HCP, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Real Estate:
Buildings and improvements	$11,052,578	$11,692,654
Development costs and construction in progress	429,459	400,619
Land	1,752,890	1,881,487
Accumulated depreciation and amortization	(2,699,174)	(2,648,930)
Net real estate	10,535,753	11,325,830
Net investment in direct financing leases	715,104	752,589
Loans receivable, net	402,152	807,954
Investments in and advances to unconsolidated joint ventures	822,369	571,491
Accounts receivable, net of allowance of $4,312 and $4,459, respectively	34,571	45,116
Cash and cash equivalents	133,887	94,730
Restricted cash	27,135	42,260
Intangible assets, net	400,867	479,805
Assets held for sale, net	216,074	927,866
Other assets, net	616,169	711,624
Total assets	$13,904,081	$15,759,265
LIABILITIES AND EQUITY
Bank line of credit	$605,837	$899,718
Term loans	226,205	440,062
Senior unsecured notes	6,393,926	7,133,538
Mortgage debt	145,417	623,792
Other debt	94,818	92,385
Intangible liabilities, net	53,427	58,145
Liabilities of assets held for sale, net	8,653	3,776
Accounts payable and accrued liabilities	381,189	417,360
Deferred revenue	140,378	149,181
Total liabilities	8,049,850	9,817,957
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 469,034,877 and 468,081,489 shares issued and outstanding, respectively	469,035	468,081
Additional paid-in capital	8,224,531	8,198,890
Cumulative dividends in excess of earnings	(3,137,642)	(3,089,734)
Accumulated other comprehensive income (loss)	(24,491)	(29,642)
Total stockholders' equity	5,531,433	5,547,595
Joint venture partners	145,496	214,377
Non-managing member unitholders	177,302	179,336
Total noncontrolling interests	322,798	393,713
Total equity	5,854,231	5,941,308
Total liabilities and equity	$13,904,081	$15,759,265
_______________________________________
See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental and related revenues	$266,109	$290,280	$816,147	$872,828
Tenant recoveries	36,860	34,809	105,794	99,715
Resident fees and services	126,040	170,752	391,688	500,717
Income from direct financing leases	13,240	14,234	40,516	44,791
Interest income	11,774	20,482	50,974	71,298
Total revenues	454,023	530,557	1,405,119	1,589,349
Costs and expenses:
Interest expense	71,328	117,860	235,834	361,255
Depreciation and amortization	130,588	141,407	397,893	421,181
Operating	155,338	187,714	467,582	542,751
General and administrative	23,523	34,781	67,287	83,011
Acquisition and pursuit costs	580	2,763	2,504	6,061
Impairments (recoveries), net	25,328	—	82,010	—
Total costs and expenses	406,685	484,525	1,253,110	1,414,259
Other income (expense):
Gain (loss) on sales of real estate, net	5,182	(9)	322,852	119,605
Loss on debt extinguishments	(54,227)	—	(54,227)	—
Other income (expense), net	(10,556)	1,432	40,723	5,064
Total other income (expense), net	(59,601)	1,423	309,348	124,669
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	(12,263)	47,455	461,357	299,759
Income tax benefit (expense)	5,481	424	14,630	(1,101)
Equity income (loss) from unconsolidated joint ventures	1,062	(2,053)	4,571	(4,028)
Income (loss) from continuing operations	(5,720)	45,826	480,558	294,630
Discontinued operations:
Income (loss) before transaction costs and income taxes	—	121,229	—	360,226
Transaction costs	—	(14,805)	—	(28,509)
Income tax benefit (expense)	—	1,789	—	(47,721)
Total discontinued operations	—	108,213	—	283,996
Net income (loss)	(5,720)	154,039	480,558	578,626
Noncontrolling interests' share in earnings	(1,937)	(2,789)	(7,687)	(9,540)
Net income (loss) attributable to HCP, Inc.	(7,657)	151,250	472,871	569,086
Participating securities' share in earnings	(131)	(326)	(560)	(977)
Net income (loss) applicable to common shares	$(7,788)	$150,924	$472,311	$568,109
Basic earnings per common share:
Continuing operations	$(0.02)	$0.09	$1.01	$0.61
Discontinued operations	—	0.23	—	0.61
Net income (loss) applicable to common shares	$(0.02)	$0.32	$1.01	$1.22
Diluted earnings per common share:
Continuing operations	$(0.02)	$0.09	$1.01	$0.61
Discontinued operations	—	0.23	—	0.61
Net income (loss) applicable to common shares	$(0.02)	$0.32	$1.01	$1.22
Weighted average shares used to calculate earnings per common share:
Basic	468,975	467,628	468,642	466,931
Diluted	468,975	467,835	468,828	467,132
Dividends declared per common share	$0.370	$0.575	$1.110	$1.725
See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(5,720)	$154,039	$480,558	$578,626

Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities	(8)	4	(2)	(1)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses)	(3,672)	1,184	(10,105)	1,532
Reclassification adjustment realized in net income (loss)	654	154	674	494
Change in Supplemental Executive Retirement Plan obligation	74	70	222	211
Foreign currency translation adjustment	5,750	(838)	14,362	(1,930)
Total other comprehensive income (loss)	2,798	574	5,151	306
Total comprehensive income (loss)	(2,922)	154,613	485,709	578,932
Total comprehensive income (loss) attributable to noncontrolling interests	(1,937)	(2,789)	(7,687)	(9,540)
Total comprehensive income (loss) attributable to HCP, Inc.	$(4,859)	$151,824	$478,022	$569,392
See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
January 1, 2017	468,081	$468,081	$8,198,890	$(3,089,734)	$(29,642)	$5,547,595	$393,713	$5,941,308
Net income (loss)	—	—	—	472,871	—	472,871	7,687	480,558
Other comprehensive income (loss)	—	—	—	—	5,151	5,151	—	5,151
Issuance of common stock, net	998	998	16,352	—	—	17,350	—	17,350
Conversion of DownREIT units to common stock	68	68	2,003	—	—	2,071	(2,071)	—
Repurchase of common stock	(144)	(144)	(4,315)	—	—	(4,459)	—	(4,459)
Exercise of stock options	32	32	736	—	—	768	—	768
Amortization of deferred compensation	—	—	10,865	—	—	10,865	—	10,865
Common dividends ($1.110 per share)	—	—	—	(520,779)	—	(520,779)	—	(520,779)
Distributions to noncontrolling interests	—	—	—	—	—	—	(19,520)	(19,520)
Issuances of noncontrolling interests	—	—	—	—	—	—	1,050	1,050
Deconsolidation of noncontrolling interests	—	—	—	—	—	—	(58,061)	(58,061)
September 30, 2017	469,035	$469,035	$8,224,531	$(3,137,642)	$(24,491)	$5,531,433	$322,798	$5,854,231

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
January 1, 2016	465,488	$465,488	$11,647,039	$(2,738,414)	$(30,470)	$9,343,643	$402,674	$9,746,317
Net income (loss)	—	—	—	569,086	—	569,086	9,540	578,626
Other comprehensive income (loss)	—	—	—	—	306	306	—	306
Issuance of common stock, net	2,290	2,290	53,421	—	—	55,711	—	55,711
Conversion of DownREIT units to common stock	145	145	5,948	—	—	6,093	(6,093)	—
Repurchase of common stock	(236)	(236)	(8,431)	—	—	(8,667)	—	(8,667)
Exercise of stock options	133	133	3,340	—	—	3,473	—	3,473
Amortization of deferred compensation	—	—	19,307	—	—	19,307	—	19,307
Common dividends ($1.725 per share)	—	—	—	(806,243)	—	(806,243)	—	(806,243)
Distributions to noncontrolling interests	—	—	(36)	—	—	(36)	(18,651)	(18,687)
Issuances of noncontrolling interests	—	—	—	—	—	—	4,785	4,785
Deconsolidation of noncontrolling interests	—	—	(36)	475	—	439	67	506
September 30, 2016	467,820	$467,820	$11,720,552	$(2,975,096)	$(30,164)	$9,183,112	$392,322	$9,575,434
See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$480,558	$578,626
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	397,893	421,181
Discontinued operations	—	4,401
Amortization of deferred compensation	10,865	19,307
Amortization of deferred financing costs	11,141	15,598
Straight-line rents	(12,236)	(14,412)
Equity loss (income) from unconsolidated joint ventures	(4,571)	4,028
Distributions of earnings from unconsolidated joint ventures	27,692	5,919
Loss (gain) on sales of real estate, net	(322,852)	(119,605)
Allowance for loan losses	59,420	—
Deferred income tax expense (benefit)	(17,786)	47,195
Impairments (recoveries), net	22,590	—
Loss on extinguishment of debt	54,227	—
Casualty-related loss (recoveries), net	9,912	—
Foreign exchange and other losses (gains), net	(986)	(127)
Gain (loss) on sale of marketable securities	(50,895)	—
Other non-cash items	(543)	(2,035)
Changes in:
Accounts receivable, net	396	7,558
Other assets, net	(2,617)	(9,674)
Accounts payable and accrued liabilities	(24,312)	40,672
Net cash provided by (used in) operating activities	637,896	998,632
Cash flows from investing activities:
Acquisitions of real estate	(135,816)	(257,242)
Development and redevelopment of real estate	(261,510)	(304,818)
Leasing costs, tenant improvements, and recurring capital expenditures	(75,211)	(64,501)
Proceeds from sales of real estate, net	1,249,993	211,810
Contributions to unconsolidated joint ventures	(25,776)	(10,169)
Distributions in excess of earnings from unconsolidated joint ventures	4,845	14,458
Net proceeds from the RIDEA II transaction	480,614	—
Proceeds from the sales of Four Seasons investments	135,538	—
Principal repayments on direct financing leases, loans receivable and other	414,732	221,179
Investments in loans receivable, direct financing leases and other	(28,339)	(129,335)
Decrease (increase) in restricted cash	(3,247)	4,459
Net cash provided by (used in) investing activities	1,755,823	(314,159)
Cash flows from financing activities:
Net borrowings (repayments) under bank line of credit	23,419	1,157,897
Repayments under bank line of credit	(339,826)	(135,000)
Repayment of term loans	(234,459)	—
Repayments of senior unsecured notes	(750,000)	(900,000)
Issuance of mortgage and other debt	5,395	—
Repayments of mortgage and other debt	(482,487)	(249,540)
Debt extinguishment costs	(51,415)	—
Deferred financing costs	—	(1,057)
Issuance of common stock and exercise of options	18,118	59,184
Repurchase of common stock	(4,459)	(8,667)
Dividends paid on common stock	(520,779)	(806,243)
Issuance of noncontrolling interests	1,050	4,785
Distributions to noncontrolling interests	(19,520)	(18,687)
Net cash provided by (used in) financing activities	(2,354,963)	(897,328)
Effect of foreign exchange on cash and cash equivalents	401	(754)
Net increase (decrease) in cash and cash equivalents	39,157	(213,609)
Cash and cash equivalents, beginning of period	94,730	346,500
Cash and cash equivalents, end of period	$133,887	$132,891
See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  Business

Overview
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
Master Transactions and Cooperation Agreement with Brookdale
On November 1, 2017, the Company and Brookdale Senior Living Inc. (“Brookdale”) entered into a Master Transactions and Cooperation Agreement (the “MTCA”) to provide the Company with the ability to significantly reduce its concentration of assets leased to and/or managed by Brookdale. Through a series of dispositions and transitions of assets currently leased to and/or managed by Brookdale, as contemplated by the MTCA and further described below, the Company’s exposure to Brookdale is expected to be significantly reduced.
Master Lease Transactions. In connection with the overall transaction pursuant to the MTCA, the Company (through certain of its subsidiaries), and Brookdale (through certain of its subsidiaries) (the “Lessee”) entered into an Amended and Restated Master Lease and Security Agreement (the “Amended Master Lease”), which amended and restated the then-existing triple-net leases between the parties for 78 assets (before giving effect to the contemplated sale or transition of 34 assets discussed below), which account for primarily all of the assets subject to triple-net leases between the Company and the Lessee. Under the Amended Master Lease, the Company will have the benefit of a guaranty from Brookdale of the Lessee’s obligations and, upon a change in control, will have various additional protections under the MTCA and the Amended Master Lease including:

•	A security deposit (which increases if specified leverage thresholds are exceeded);

•	A termination right if certain financial covenants and net worth test are not satisfied;

•	Enhanced reporting requirements and related remedies; and

•	The right to market for sale the CCRC portfolio.
Future changes in control of Brookdale are permitted pursuant to the Amended Master Lease, subject to certain conditions, including the purchaser either meeting experience requirements or retaining a majority of Brookdale’s principal officers.
The Amended Master Lease preserves the renewal terms and, with certain exceptions, the rents under the previously existing triple-net leases. In addition, the Company and Brookdale agreed to the following:

•
The Company will have the right to sell, or transition to other operators, 32 triple-net assets. If such sale or transition does not occur within one year, the triple-net lease with respect to such assets will convert to a cash flow lease (under which the Company will bear the risks and rewards of operating the assets) with a term of two years, provided that the Company has the right to terminate the cash flow lease at any time during the term without penalty;

•	The Company will provide an aggregate $5 million annual reduction in rent on three assets, effective January 1, 2018;

•	The Company will sell two triple-net assets to Brookdale or its affiliates for $35 million; and

•
The Company will have the right to convert five assets to a cash flow lease by December 31, 2017. The Company has the right to terminate the cash flow lease without penalty to facilitate the sale or transition of these additional assets, at its option.

Joint Venture Transactions. Also pursuant to the MTCA, the Company and Brookdale agreed to the following:

•
The Company, which currently owns 90% of the interests in its RIDEA I and RIDEA III joint ventures with Brookdale, will purchase Brookdale’s 10% noncontrolling interest in each joint venture. These joint ventures collectively own and operate 58 independent living, assisted living, memory care and/or skilled nursing facilities (the “RIDEA Facilities”);

•
The Company will have the right to sell, or transition to other managers, 36 of the RIDEA Facilities and terminate related management agreements with an affiliate of Brookdale without penalty. If the related management agreements are not terminated within one year, the base management fee (5% of gross revenues) increases by 1% of gross revenues per year over the following two years to a maximum of 7% of gross revenues;

•	The Company will sell four of the RIDEA Facilities to Brookdale or its affiliates for $239 million;

•
A Brookdale affiliate will continue to manage the remaining 18 RIDEA Facilities pursuant to amended and restated management agreements, which provide for extended terms on select assets, modified performance hurdles for extensions and incentive fees, and modified termination rights (including stricter performance-based termination rights, a staggered right to terminate seven agreements over a 10 year period beginning in 2021, and a right to terminate at will upon payment of a termination fee, in lieu of sale-related termination rights) and two other existing facilities managed in separate RIDEA structures; and

•
The Company will have the right to sell, to certain permitted transferees, its 49% ownership interest in joint ventures that own and operate a portfolio of continuing care retirement communities and in which Brookdale owns the other 51% interest (the “CCRC JV”), subject to certain conditions and a right of first offer in favor of Brookdale. Brookdale will have a corresponding right to sell its 51% interest in the CCRC JV to certain permitted transferees, subject to certain conditions, a right of first offer and a right to terminate management agreements following such sale of Brookdale’s interest, each in favor of HCP. Following a change in control of Brookdale, the Company will have the right to initiate a sale of the CCRC portfolio, subject to certain rights of first offer and first refusal in favor of Brookdale.

RIDEA II Sale Transaction
In January 2017, the Company completed the contribution of its ownership interest in RIDEA II to an unconsolidated JV owned by HCP and an investor group led by Columbia Pacific Advisors, LLC (“CPA”) (“HCP/CPA PropCo” and “HCP/CPA OpCo,” together, the “HCP/CPA JV”). In addition, RIDEA II was recapitalized with $602 million of debt, of which $360 million was provided by a third-party and $242 million was provided by HCP. In return for both transaction elements, the Company received combined proceeds of $480 million from the HCP/CPA JV and $242 million in loan receivables and retained an approximately 40% ownership interest in RIDEA II (the note receivable and 40% ownership interest are herein referred to as the “RIDEA II Investments”). This transaction resulted in the Company deconsolidating the net assets of RIDEA II and recognizing a net gain on sale of $99 million. The RIDEA II Investments are currently recognized and accounted for as equity method investments.
On November 1, 2017, the Company entered into a definitive agreement with an investor group led by CPA to sell its remaining 40% ownership interest in RIDEA II. The Company expects the transaction to close in 2018. CPA has also agreed to cause refinancing of the Company’s $242 million loan receivables from RIDEA II within one year following the close of the transaction. Total expected proceeds to the Company from the transaction and refinancing of the loan receivables from RIDEA II are $332 million.
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
The consolidated financial statements include the accounts of HCP, Inc., its wholly-owned subsidiaries, joint ventures (“JVs”) and variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).
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
Recent Accounting Pronouncements
In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). The amendments in ASU 2017-05 clarify the scope of the FASB’s recently established guidance on nonfinancial asset derecognition which applies to the derecognition of all nonfinancial assets and in-substance nonfinancial assets. In addition, ASU 2017-05 clarifies the accounting for partial sales of nonfinancial assets and in-substance nonfinancial assets to align with the new revenue recognition standard (see below). ASU 2017-05 is effective for annual periods beginning after December 15, 2017, including interim periods within, and must be adopted in conjunction with the Revenue ASUs (as defined below). ASU 2017-05 can be adopted using a full retrospective approach or a modified retrospective approach, resulting in a cumulative-effect adjustment to equity as of the beginning of the fiscal year in which the guidance is effective. The Company has not yet elected a transition method and is evaluating the complete impact of the adoption of the Revenue ASUs (see below) on January 1, 2018 to its consolidated financial position, results of operations and disclosures. The Company expects to complete its evaluation of the impacts of the Revenue ASUs during the fourth quarter of 2017.
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
As the primary source of revenue for the Company is generated through leasing arrangements, which are excluded from the Revenue ASUs (as it relates to the timing and recognition of revenue), the Company expects that it may be impacted in its recognition of non-lease revenue, such as certain resident fees in its RIDEA structures (a portion of which are not generated through leasing arrangements), non-lease components of revenue from lease agreements and its recognition of real estate sale transactions. Under ASU 2014-09, revenue recognition for real estate sales is largely based on the transfer of control versus continuing involvement under current guidance. As a result, the Company generally expects that the new guidance will result in more transactions qualifying as sales of real estate and revenue being recognized at an earlier date than under current accounting guidance. Additionally, upon adoption of the Revenue ASUs in 2018, the Company anticipates that it will be required to separately disclose the components of its total revenue between lease revenue accounted for under existing lease guidance and service revenue accounted for under the new Revenue ASUs, including non-lease components such as certain services embedded in base leasing fees. The Company has not yet elected a transition method and is evaluating the complete impact of the adoption of the Revenue ASUs on January 1, 2018 to its consolidated financial position, results of operations and disclosures. The Company expects to complete its evaluation of the impacts of the Revenue ASUs during the fourth quarter of 2017.
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the current accounting for leases to: (i) require lessees to put most leases on their balance sheets, but continue recognizing expenses on their income statements in a manner similar to requirements under current accounting guidance, (ii) eliminate current real estate specific lease provisions and (iii) modify the classification criteria and accounting for sales-type leases for lessors. ASU 2016-02 is effective for fiscal years, and interim periods within, beginning after December 15, 2018. Early adoption is permitted. The transition method required by ASU 2016-02 varies based on the specific amendment being adopted. As a result of adopting ASU 2016-02, the Company will recognize all of its significant operating leases for which it is the lessee, including corporate office leases and ground leases, on its consolidated balance sheets and will capitalize fewer legal costs related to the drafting and execution of its lease agreements. From a lessor perspective, the Company expects that it will be required to further bifurcate lease agreements to separately recognize and disclose non-lease components that are executory in nature. Lease components will continue to be recognized on a straight-line basis over the lease term and certain non-lease components will be accounted for under the Revenue ASUs. The disaggregated disclosure of lease and executory non-lease components (e.g., maintenance) will be required upon the adoption of ASU 2016-02 . The Company anticipates that it will elect a practical expedient offered in ASU 2016-02 that allows an entity to not reassess the following upon adoption (must be elected as a group): (i) whether an expired or existing contract contains a lease arrangement, (ii) lease classification related to expired or existing lease arrangements, or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs. The Company does not expect the bifurcation of non-lease components from a lease agreement to significantly impact the existing revenue recognition pattern. The Company is still evaluating the complete impact of the adoption of ASU 2016-02 on January 1, 2019 to its consolidated financial position, results of operations and disclosures.
The following ASUs have been issued, but not yet adopted, and the Company does not expect a material impact to its consolidated financial position, results of operations, cash flows, or disclosures upon adoption:

•
ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 is effective for fiscal years, including interim periods within, beginning after December 15, 2018 and early adoption is permitted. For cash flow and net investments hedges existing at the date of adoption, a reporting entity must apply the amendments in ASU 2017-12 using the modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The presentation and disclosure amendments in ASU 2017-12 must be applied using a prospective approach.

•
ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 is effective for fiscal years, including interim periods within, beginning after December 15, 2019 (upon the first goodwill impairment test performed during that fiscal year). Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. A reporting entity must apply the amendments in ASU 2017-04 using a prospective approach. The Company plans to adopt ASU 2017-04 during the fourth quarter of 2017.

•
ASU No. 2016-18, Restricted Cash (“ASU 2016-18”). ASU 2016-18 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The Company plans to adopt ASU 2016-18 during the fourth quarter of 2017.

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

•
ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-15 using a full retrospective approach. The Company plans to adopt ASU 2016-15 during the fourth quarter of 2017.

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

NOTE 3.  Real Estate Property Investments

Investments in Real Estate
The following table summarizes the Company’s real estate acquisitions for the nine months ended September 30, 2017 (in thousands):

	Consideration		Assets Acquired
Segment	Cash Paid/ Debt Settled	Liabilities Assumed	Real Estate	Net Intangibles
Life science	$87,467	$2,841	$91,208	$(900)
Medical office	48,349	837	44,401	4,785
	$135,816	$3,678	$135,609	$3,885
The following table summarizes the Company’s real estate acquisitions for the nine months ended September 30, 2016 (in thousands):

	Consideration		Assets Acquired
Segment	Cash Paid/ Debt Settled	Liabilities Assumed	Real Estate	Net Intangibles
Senior housing triple-net	$76,362	$1,200	$71,875	$5,687
SHOP	113,971	76,931	177,551	13,351
Life science	49,000	—	47,400	1,600
Other non-reportable segments	17,909	—	16,596	1,313
	$257,242	$78,131	$313,422	$21,951
In October 2017, the Company entered into definitive agreements to acquire a $228 million life science campus known as the Hayden Research Campus located in the Boston suburb of Lexington, Massachusetts. The Company will own an interest in this campus through a consolidated joint venture with King Street Properties. The campus includes two existing buildings totaling 400,000 square feet and is currently 66% leased.
Impairments of Real Estate
During the third quarter 2017, the Company determined that 11 underperforming senior housing triple-net assets that are candidates for potential future sale were impaired. Accordingly, the Company wrote-down the carrying amount of these 11 assets to their fair value, which resulted in an aggregate impairment charge of $23 million. The fair value of the assets was based on forecasted sales prices which are considered to be Level 2 measurements within the fair value hierarchy.

Casualty-Related Losses
As a result of Hurricane Harvey and Hurricane Irma during the third quarter of 2017, the Company recorded an estimated $11 million of casualty-related losses, net of a small insurance recovery. The losses are comprised of $6 million of property damage and (ii) $5 million of other associated costs, including storm preparation, clean up, relocation and other costs. Of the total $11 million casualty losses incurred, $10 million was recorded in Other income (expense), net, and $1 million was recorded in Equity income (loss) from unconsolidated joint ventures as it relates to casualty losses for properties owned by certain of our unconsolidated joint ventures. In addition, the Company recorded a $2 million deferred tax benefit associated with the casualty-related losses.
NOTE 4.  Discontinued Operations and Dispositions of Real Estate

Discontinued Operations - Quality Care Properties, Inc.
On October 31, 2016, the Company completed the spin-off (the “Spin-Off”) of its subsidiary, Quality Care Properties, Inc. (“QCP”). The Spin-Off included 338 properties, primarily comprised of the HCR ManorCare, Inc. (“HCRMC”) direct financing lease (“DFL”) investments and an equity investment in HCRMC. QCP is an independent, publicly-traded, self-managed and self-administrated REIT.
In connection with the Spin-Off, the Company entered into a Transition Services Agreement (“TSA”) with QCP. Per the terms of the TSA, the Company agreed to provide certain administrative and support services to QCP on a transitional basis for established fees. The TSA terminated on October 31, 2017.
Summarized financial information for discontinued operations for the three and nine months ended September 30, 2016 is as follows (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Revenues:
Rental and related revenues	$6,898	$20,620
Tenant recoveries	386	1,147
Income from direct financing leases	116,429	345,940
Total revenues	123,713	367,707
Costs and expenses:
Depreciation and amortization	(1,467)	(4,401)
Operating	(1,033)	(3,076)
General and administrative	(6)	(68)
Acquisition and pursuit costs	(14,805)	(28,509)
Other income (expense), net	22	64
Income (loss) before income taxes	106,424	331,717
Income tax benefit (expense)	1,789	(47,721)
Total discontinued operations	$108,213	$283,996
HCR ManorCare, Inc.
Discontinued operations is primarily comprised of QCP’s HCRMC DFL investments. During the nine months ended September 30, 2016, the Company received cash payments of $346 million from the HCRMC DFL investments.
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

Dispositions of Real Estate
Held for Sale
At September 30, 2017, three senior housing triple-net facilities and four life science facilities were classified as held for sale, with an aggregate carrying value of $216 million, primarily comprised of real estate assets of $199 million.
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
In March 2017, the Company sold 64 senior housing triple-net assets, previously under triple-net leases with Brookdale, for $1.125 billion to affiliates of Blackstone Real Estate Partners VIII, L.P., resulting in a net gain on sale of $170 million.
In April 2017, the Company sold a land parcel in San Diego, California for $27 million and one life science building in San Diego, California for $5 million and recognized a total net gain on sales of $1 million.
In August 2017, the Company sold two senior housing triple-net facilities for $15 million and recognized a gain on sale of $5 million.
2016 Dispositions
During the nine months ended September 30, 2016, the Company sold five post-acute/skilled nursing facilities and two senior housing triple-net facilities for $130 million, a life science facility for $74 million, three medical office buildings for $20 million and a SHOP facility for $6 million and recognized total gain on sales of $120 million.
NOTE 5.  Net Investment in Direct Financing Leases

Net investment in DFLs consisted of the following (dollars in thousands):

	September 30, 2017	December 31, 2016
Minimum lease payments receivable	$1,076,049	$1,108,237
Estimated residual value	504,457	539,656
Less unearned income	(865,402)	(895,304)
Net investment in direct financing leases	$715,104	$752,589
Properties subject to direct financing leases	29	30
Certain DFLs contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the properties at the end of the lease terms.
In February 2017, the Company sold a hospital within a DFL in Palm Beach Gardens, Florida for $43 million to the current tenant and recognized a gain on sale of $4 million.

Direct Financing Lease Internal Ratings
The following table summarizes the Company’s internal ratings for DFLs at September 30, 2017 (dollars in thousands):

	Carrying Amount	Percentage of DFL Portfolio	Internal Ratings
Segment			Performing DFLs	Watch List DFLs	Workout DFLs
Senior housing triple-net	$630,500	88%	$273,383	$357,117	$—
Other non-reportable segments	84,604	12	84,604	—	—
	$715,104	100%	$357,987	$357,117	$—
Beginning September 30, 2013, the Company placed a 14-property senior housing triple-net DFL (the “DFL Watchlist Portfolio”) on nonaccrual status and “Watch List” status. The Company determined that the collection of all rental payments was and continues to be no longer reasonably assured; therefore, rental revenue for the DFL Watchlist Portfolio has been recognized on a cash basis. During the three months ended September 30, 2017 and 2016, the Company recognized income from DFLs of $4 million and $3 million, respectively, and received cash payments of $5 million from the DFL Watchlist Portfolio. During the nine months ended September 30, 2017 and 2016, the Company recognized income from DFLs of $10 million and received cash payments of $14 million and $15 million, respectively, from the DFL Watchlist Portfolio. The carrying value of the DFL Watchlist Portfolio was $357 million and $361 million at September 30, 2017 and December 31, 2016, respectively.
NOTE 6.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	September 30, 2017			December 31, 2016
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine(1)	$—	$277,299	$277,299	$—	$615,188	$615,188
Other(2)	184,880	—	184,880	195,946	—	195,946
Unamortized discounts, fees and costs(1)	—	(607)	(607)	413	(3,593)	(3,180)
Allowance for loan losses(3)	—	(59,420)	(59,420)	—	—	—
	$184,880	$217,272	$402,152	$196,359	$611,595	$807,954
_______________________________________

(1)
At December 31, 2016, included £282 million ($348 million) outstanding and £2 million ($3 million) of associated unamortized discounts, fees and costs, both related to the HC-One Facility, which paid off in June 2017.

(2)	At September 30, 2017 and December 31, 2016, included £122 million ($163 million) and £113 million ($140 million), respectively, outstanding primarily related to Maria Mallaband loans.

(3)	Related to the Company’s mezzanine loan facility to Tandem Health Care discussed below.
Loans Receivable Internal Ratings
The following table summarizes the Company’s internal ratings for loans receivable at September 30, 2017 (dollars in thousands):

	Carrying Amount	Percentage of Loan Portfolio	Internal Ratings
Investment Type			Performing Loans	Watch List Loans	Workout Loans
Real estate secured	$184,880	46%	$184,880	$—	$—
Other secured	217,272	54	19,898	—	197,374
	$402,152	100%	$204,778	$—	$197,374
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
Tandem leases the entire Tandem Portfolio to Consulate Health Care (“Consulate”) under a master lease (the “Tandem and Consulate Lease”). At September 30, 2017, as a result of the Tandem Portfolio’s operating performance, there are outstanding events of default under the Tandem and Consulate Lease (“Events of Default”) due to: (i) Consulate’s failure to meet certain financial covenants under the Tandem and Consulate Lease and (ii) events of default under Consulate’s working capital facility, which, through a cross-default provision, are Events of Default. Starting in April 2017, Consulate failed to pay the full amount of its rent under the Tandem and Consulate Lease which triggered another Event of Default. Through cross-default provisions, these Events of Default are also events of default under the Tandem Mezzanine Loan and Tandem’s senior mortgage debt (each, a “Loan Event of Default”). The Tandem Mezzanine Loan requires Tandem to pay default interest at a rate of 16.5% per year during periods in which there is an outstanding Loan Event of Default. Tandem did not pay the additional 5% default interest rate spread above the 11.5% and, therefore, created a monetary event of default under the Tandem Mezzanine Loan.
Although Tandem continues to remain current on its non-default interest payment obligations under the Tandem Mezzanine Loan, the Company believes that it is probable it will be unable to collect all interest and principal payments, including default interest payments, according to the contractual terms of the Tandem Mezzanine Loan. As the Tandem Mezzanine Loan is deemed collateral-dependent and the carrying amount of the Tandem Mezzanine Loan exceeded the fair value of the underlying collateral at June 30, 2017, as part of its quarterly review process, the Company recorded an impairment charge and related allowance of $57 million during the three months ended June 30, 2017, reducing the carrying value to $200 million, which approximated the fair value of the collateral as of June 30, 2017. The decline in fair value of the collateral was driven by a variety of factors, including recent operating results of the underlying real estate assets, as well as market and industry data, that reflect a declining trend in admissions and a continuing shift away from higher-rate Medicare plans in the post-acute/skilled nursing sector. The calculation of the fair value of the collateral was primarily based on an income approach and relies on forecasted EBITDAR (defined as earnings before interest, taxes, depreciation and amortization, and rent) and market data, including, but not limited to, sales price per unit/bed, rent coverage ratios, and real estate capitalization rates. All valuation inputs are considered to be Level 2 measurements within the fair value hierarchy.
The Company entered into a forbearance agreement with Tandem on May 1, 2017, pursuant to which it agreed to forbear from exercising remedies, including waiving default interest, with respect to the above-described Loan Events of Default under the Tandem Mezzanine Loan until June 30, 2017, which was subsequently extended to July 31, 2017 with certain modifications.
On July 31, 2017, subsequent to its second quarter 2017 quarterly review process and the aforementioned impairment, the Company entered into a binding agreement (“Agreement”) with the borrowers to provide an option to repay the Tandem Mezzanine Loan at a discounted value of $197 million (the “Repayment Value”). Upon execution of the Agreement, the borrowers posted a $2 million non-refundable deposit and secured the right to repay the Tandem Mezzanine Loan by October 25, 2017 (at the Repayment Value). A second non-refundable deposit of $2 million was posted by the borrowers on August 31, 2017. The borrowers also retained the option to extend the term of the Agreement to December 31, 2017 upon satisfaction of one of the following requirements: (i) posting of an additional $4 million non-refundable deposit, (ii) providing evidence of a commitment letter(s) for financing to satisfy the full Repayment Value, which is subject to the Company’s approval and may be granted or withheld in the Company’s sole discretion, or (iii) paying down the principal balance of the Tandem Mezzanine Loan by at least $50 million. On October 25, 2017, the borrowers exercised their option to extend the term of the Agreement to December 31, 2017 by posting an additional $4 million non-refundable deposit. The borrowers are obligated to continue making interest payments based on the $257 million par value of the Tandem Mezzanine Loan through the repayment date, adjusted for any principal payments received from Tandem. As part of the Agreement, the Company agreed to forbear from exercising remedies, including waiving default interest, with respect to the above-described Loan Events of Default under the Tandem Mezzanine Loan, through December 31, 2017. If the option is not exercised, the entire $257 million par value of the Tandem Mezzanine Loan is due on October 31, 2018.
During the third quarter of 2017, the Company recorded an additional $3 million impairment charge to write down the carrying value of the Tandem Mezzanine Loan to the Repayment Value and assigned the Tandem Mezzanine Loan an internal rating of

Workout. The repayment of the Tandem Mezzanine Loan is subject to customary closing conditions and may not occur within the anticipated timeframe or at all.
Beginning in the first quarter of 2017, the Company elected to recognize interest income on a cash basis. During both the three months ended September 30, 2017 and 2016, the Company recognized interest income and received cash payments of $8 million from Tandem. During both the nine months ended September 30, 2017 and 2016, the Company recognized interest income and received cash payments of $23 million from Tandem. The carrying value of the Tandem Mezzanine Loan was $197 million and $256 million at September 30, 2017 and December 31, 2016, respectively.

NOTE 7.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

			Carrying Amount
			September 30,	December 31,
Entity(1)	Segment	Ownership%	2017	2016
CCRC JV(2)	SHOP	49	$427,159	$439,449
RIDEA II	SHOP	40	257,766	—
Life Science JVs(3)	Life science	50 - 63	64,111	67,879
MBK JV(2)	SHOP	50	38,366	38,909
Development JVs(5)	SHOP	50 - 90	19,867	10,459
Medical Office JVs(4)	Medical office	20 - 67	13,620	13,438
K&Y JVs(6)	Other non-reportable segments	80	1,465	1,342
Advances to unconsolidated joint ventures, net			15	15
			$822,369	$571,491
_______________________________________

(1)	These entities are not consolidated because the Company does not control, through voting rights or other means, the JV.

(2)	Includes two unconsolidated JVs in a RIDEA structure (PropCo and OpCo).

(3)
Includes the following unconsolidated partnerships (and the Company’s ownership percentage): (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%).

(4)	Includes three unconsolidated medical office partnerships (and the Company’s ownership percentage): HCP Ventures IV, LLC (20%); HCP Ventures III, LLC (30%); and Suburban Properties, LLC (67%).

(5)
Includes four unconsolidated SHOP development partnerships (and the Company’s ownership percentage): (i) Vintage Park Development JV (85%); (ii) Waldwick JV (85%); (iii) Otay Ranch JV (90%); and (iv) MBK Development JV (50%).

(6)	Includes three unconsolidated joint ventures.
See Note 1 for further information on the deconsolidation of RIDEA II.
NOTE 8.  Intangibles

The following tables summarize the Company’s intangible lease assets and liabilities (in thousands):

Intangible lease assets	September 30, 2017	December 31, 2016
Gross intangible lease assets	$775,848	$911,697
Accumulated depreciation and amortization	(374,981)	(431,892)
Net intangible lease assets	$400,867	$479,805

Intangible lease liabilities	September 30, 2017	December 31, 2016
Gross intangible lease liabilities	$124,454	$163,924
Accumulated depreciation and amortization	(71,027)	(105,779)
Net intangible lease liabilities	$53,427	$58,145

NOTE 9.  Other Assets

The following table summarizes the Company’s other assets (in thousands):

	September 30, 2017	December 31, 2016
Straight-line rent receivables, net of allowance of $22,705 and $25,059, respectively	$313,627	$311,776
Leasing costs and inducements, net	102,557	156,820
Deferred tax assets	60,254	42,458
Goodwill	47,019	42,386
Marketable debt securities, net	18,567	68,630
Other	74,145	89,554
Total other assets, net	$616,169	$711,624
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
NOTE 10.  Debt

Bank Line of Credit and Term Loans
The Company’s $2.0 billion unsecured revolving line of credit facility (the “Facility”) matures on March 31, 2018 and contains a committed one-year extension option, at a cost of 30 basis points. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends on the Company’s credit ratings. The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at September 30, 2017, the margin on the Facility was 1.05% and the facility fee was 0.20%. The Facility also includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $500 million, subject to securing additional commitments. During the nine months ended September 30, 2017, the Company had net repayments of $316 million primarily using proceeds from the RIDEA II joint venture disposition, the sale of its Four Seasons Notes and the repayment of its HC-One Facility. At September 30, 2017, the Company had $606 million, including £105 million ($141 million), outstanding under the Facility, with a weighted average effective interest rate of 2.40%.
On October 19, 2017, the Company terminated the Facility and executed a new $2.0 billion unsecured revolving line of credit facility (the “New Facility”) maturing on October 19, 2021. Borrowings under the New Facility accrue interest at LIBOR plus a margin that depends on the Company’s credit ratings (1.00% initially). The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings (0.20% initially). The New Facility contains two, six-month extension options and includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments.
On July 30, 2012, the Company entered into a credit agreement with a syndicate of banks for a £137 million unsecured term loan (the “2012 Term Loan”). In March 2017, the Company repaid the 2012 Term Loan.
On June 30, 2017, the Company repaid £51 million of its four-year unsecured term loan entered into in January 2015 (the “2015 Term Loan”). Concurrently, the Company terminated its three-year interest rate swap which fixed the interest of the 2015 Term Loan, and therefore, beginning June 30, 2017, the 2015 Term Loan accrues interest at a rate of British pound sterling (“GBP”) LIBOR plus 1.15%, subject to adjustments based on the Company’s credit ratings. At September 30, 2017 the Company had £169 million ($226 million) outstanding on the 2015 Term Loan.
The Facility (and following its termination, the New Facility) and 2015 Term Loan contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements: (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%; (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%; (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a Minimum Consolidated Tangible Net Worth of $6.5 billion. At September 30, 2017, the Company was in compliance with each of these restrictions and requirements of the Facility and 2015 Term Loan.

Senior Unsecured Notes
At September 30, 2017, the Company had senior unsecured notes outstanding with an aggregate principal balance of $6.5 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at September 30, 2017.
The following table summarizes the Company’s senior unsecured note payoffs for the nine months ended September 30, 2017 (dollars in thousands):

Date	Amount	Coupon Rate
May 1, 2017	$250,000	5.625%
July 27, 2017(1)	$500,000	5.375%
_______________________________________

(1)	The Company recorded a $54 million loss on debt extinguishment related to the repurchase of senior notes.
The following table summarizes the Company’s senior unsecured notes payoffs for the year ended December 31, 2016 (dollars in thousands):

Date	Amount	Coupon Rate
February 1, 2016	$500,000	3.750%
September 15, 2016	$400,000	6.300%
November 30, 2016	$500,000	6.000%
November 30, 2016	$600,000	6.700%
There were no senior unsecured notes issuances for the nine months ended September 30, 2017 and the year ended December 31, 2016.
Mortgage Debt
At September 30, 2017, the Company had $139 million in aggregate principal of mortgage debt outstanding, which is secured by 16 healthcare facilities (including redevelopment properties) with a carrying value of $303 million. In March 2017, the Company paid off $472 million of mortgage debt.
Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at September 30, 2017 (in thousands):

Year	Bank Line of Credit(1)	2015 Term Loan(2)	Senior Unsecured Notes(3)	Mortgage Debt(4)	Total(5)
2017 (three months)	$—	$—	$—	$847	$847
2018	605,837	—	—	3,512	609,349
2019	—	226,680	450,000	3,700	680,380
2020	—	—	800,000	3,758	803,758
2021	—	—	700,000	11,117	711,117
Thereafter	—	—	4,500,000	116,481	4,616,481
	605,837	226,680	6,450,000	139,415	7,421,932
(Discounts), premium and debt costs, net	—	(475)	(56,074)	6,002	(50,547)
	$605,837	$226,205	$6,393,926	$145,417	$7,371,385
_______________________________________

(1)	Includes £105 million translated into U.S. dollars (“USD”). The Bank Line of Credit was terminated on October 19, 2017 and the Company executed a New Facility which matures in October 2021.

(2)	Represents £169 million translated into USD.

(3)	Effective interest rates on the notes ranged from 2.79% to 6.88% with a weighted average effective interest rate of 4.19% and a weighted average maturity of six years.

(4)	Interest rates on the mortgage debt ranged from 2.01% to 5.91% with a weighted average effective interest rate of 4.19% and a weighted average maturity of 20 years.

(5)	Excludes $95 million of other debt that have no scheduled maturities.

NOTE 11.  Commitments and Contingencies

Commitments
From October 31, 2016 through June 2017, HCP was the sole lender to QCP of an unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”) which had a total commitment of $100 million at inception. The Unsecured Revolving Credit Facility was available to be drawn upon by QCP through October 31, 2017 with any drawn amounts due on October 31, 2018. Commitments under the Unsecured Revolving Credit Facility automatically and permanently decreased each calendar month by an amount equal to 50% of QCP’s and its restricted subsidiaries’ retained cash flow for the prior calendar month. All borrowings under the Unsecured Revolving Credit Facility were subject to the satisfaction of certain conditions, including (i) QCP’s senior secured revolving credit facility being unavailable, (ii) the failure of HCRMC to pay rent and (iii) other customary conditions, including the absence of a default and the accuracy of representations and warranties. QCP could only draw on the Unsecured Revolving Credit Facility prior to the one-year anniversary of the completion of the Spin-Off. Borrowings under the Unsecured Revolving Credit Facility would have born interest at a rate equal to LIBOR, subject to a 1.00% floor, plus an applicable margin of 6.25%. In addition to paying interest on outstanding principal under the Unsecured Revolving Credit Facility, QCP was required to pay a facility fee equal to 0.50% per annum of the unused capacity under the Unsecured Revolving Credit Facility to HCP, payable quarterly. No amounts were drawn on the Unsecured Revolving Credit Facility and the total commitment was reduced to zero at June 30, 2017.
Legal Proceedings
From time to time, the Company is a party to, or has a significant relationship to, legal proceedings, lawsuits and other claims. Except as described below, the Company is not aware of any legal proceedings or claims that it believes may have, individually or taken together, a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company’s policy is to expense legal costs as they are incurred.
Class Action
On May 9, 2016, a purported stockholder of the Company filed a putative class action complaint, Boynton Beach Firefighters’ Pension Fund v. HCP, Inc., et al., Case No. 3:16-cv-01106-JJH, in the U.S. District Court for the Northern District of Ohio against the Company, certain of its officers, HCRMC, and certain of its officers, asserting violations of the federal securities laws. The suit asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and alleges that the Company made certain false or misleading statements relating to the value of and risks concerning its investment in HCRMC by allegedly failing to disclose that HCRMC had engaged in billing fraud, as alleged by the U.S. Department of Justice in a pending suit against HCRMC arising from the False Claims Act. The plaintiff in the suit demands compensatory damages (in an unspecified amount), costs and expenses (including attorneys’ fees and expert fees), and equitable, injunctive, or other relief as the Court deems just and proper. As the Boynton Beach action is in its early stages and a lead plaintiff has not yet been named, the defendants have not yet responded to the complaint. The Company believes the suit to be without merit and intends to vigorously defend against it.
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
On April 10, 2017, a purported stockholder of the Company filed a derivative action, Weldon v. Martin et al., Case No. 3:17-cv-755, in federal court in the Northern District of Ohio, Western Division, against certain of the Company’s current and former directors and officers and HCRMC. The Company is named as a nominal defendant. The Weldon complaint asserts similar claims to those asserted in the California derivative actions. In addition, the complaint asserts a claim under Section 14(a) of the Exchange Act , alleging that the Company made false statements in its 2016 proxy statement by not disclosing that the Company’s performance issues in 2015 were the direct result of billing fraud at HCRMC. On April 18, 2017, the Court re-assigned and transferred this action to the judge presiding over the related federal securities class action. Defendants have not yet been served or responded to the complaint. On July 11, 2017, the Court approved a stipulation by the parties to stay the case pending disposition of the motion to dismiss the class action.

On July 21, 2017, a purported stockholder of the Company filed another derivative action, Kelley v. HCR Manorcare, Inc., et al., Case No. 8:17-cv-01259, in federal court in the Central District of California, against certain of the Company’s current and former directors and officers and HCRMC. The Company is named as a nominal defendant. The Kelley complaint asserts similar claims to those asserted in Weldon and in the California derivative actions. Like Weldon, the Kelley complaint also additionally alleges that the Company made false statements in its 2016 proxy statement, and asserts a claim for a violation of Section 14(a) of the Exchange Act. The case is currently before Judge James V. Selna. On September 25, 2017, Defendants moved to transfer the action to the Northern District of Ohio (i.e., the court where the class action and other federal derivative action are pending) or, in the alternative, to stay the action.  Oral argument is currently scheduled for December 4, 2017. Judge Selna granted the Company’s joint stipulation to stay the time to respond to the complaint until 60 days after the transfer or stay motion is decided.
Welltower v. Scott M. Brinker
On May 15, 2017, Welltower, Inc. filed a complaint in the Court of Common Pleas in Lucas County, Ohio, against Scott M. Brinker, alleging that he violated his non-competition obligations to Welltower prior to and upon acceptance of an offer of employment with the Company. In connection with Mr. Brinker’s hiring, the Company agreed to indemnify him for legal fees and any losses that result from the action. The matter is scheduled to be heard the week of November 6, 2017. The Company believes the suit to be without merit.
The Company is unable to estimate the amount of loss or range of reasonably possible losses with respect to the matters discussed above at September 30, 2017.
NOTE 12.  Equity

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	September 30, 2017	December 31, 2016
Cumulative foreign currency translation adjustment	$(8,455)	$(22,817)
Unrealized gains (losses) on cash flow hedges, net	(13,073)	(3,642)
Supplemental Executive Retirement plan minimum liability	(2,907)	(3,129)
Unrealized gains (losses) on available for sale securities	(56)	(54)
Total other comprehensive income (loss)	$(24,491)	$(29,642)

NOTE 13.  Segment Disclosures

The Company evaluates its business and allocates resources based on its reportable business segments: (i) senior housing triple-net, (ii) SHOP, (iii) life science and (iv) medical office. Under the medical office and life science segments, the Company invests through the acquisition and development of medical office buildings (“MOBs”) and life science facilities, which generally require a greater level of property management. The Company’s senior housing facilities are managed utilizing triple-net leases and RIDEA structures. The Company has non-reportable segments that are comprised primarily of the Company’s debt investments, hospital properties and care homes in the United Kingdom (“U.K.”). The accounting policies of the segments are the same as those in Note 2 to the Consolidated Financial Statements in the Company’s 2016 Annual Report on Form 10-K filed with the SEC, as updated by Note 2 herein. During the year ended December 31, 2016, 17 senior housing triple-net facilities were transitioned to a RIDEA structure (reported in the Company’s SHOP segment). During the nine months ended September 30, 2017, four senior housing triple-net facilities were transferred to the Company’s SHOP segment, of which one was transitioned to a RIDEA structure. The Company evaluates performance based upon: (i) property net operating income from continuing operations (“NOI”) and (ii) Adjusted NOI of the combined consolidated and unconsolidated investments in each segment. NOI is defined as rental and related revenues, including tenant recoveries, resident fees and services, and income from DFLs, less property level operating expenses. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles, non-refundable entrance fees, net of entrance fee amortization and lease termination fees and the impact of deferred community fee income and expense. The adjustments to NOI and resulting Adjusted NOI for SHOP have been restated for prior periods presented to conform to the current period presentation for the adjustment to exclude the impact of deferred community fee income and expense, resulting in recognition as cash is received and expenses are paid.
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

The following tables summarize information for the reportable segments (in thousands):
For the three months ended September 30, 2017:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Rental revenues(1)	$77,220	$126,040	$90,174	$119,847	$28,968	$—	$442,249
HCP share of unconsolidated JV revenues	—	81,936	2,031	496	421	—	84,884
Operating expenses	(934)	(86,821)	(19,960)	(46,486)	(1,137)	—	(155,338)
HCP share of unconsolidated JV operating expenses	—	(65,035)	(433)	(143)	(20)	—	(65,631)
NOI	76,286	56,120	71,812	73,714	28,232	—	306,164
Adjustments to NOI(2)	(600)	4,551	(751)	(582)	(1,283)	—	1,335
Adjusted NOI	75,686	60,671	71,061	73,132	26,949	—	307,499
Addback adjustments	600	(4,551)	751	582	1,283	—	(1,335)
Interest income	—	—	—	—	11,774	—	11,774
Interest expense	(640)	(933)	(87)	(126)	(618)	(68,924)	(71,328)
Depreciation and amortization	(25,547)	(24,884)	(30,851)	(42,047)	(7,259)	—	(130,588)
General and administrative	—	—	—	—	—	(23,523)	(23,523)
Acquisition and pursuit costs	—	—	—	—	—	(580)	(580)
Recoveries (impairments), net	—	—	—	—	(25,328)	—	(25,328)
Gain (loss) on sales of real estate, net	(6)	5,180	8	—	—	—	5,182
Loss on debt extinguishments	—	—	—	—	—	(54,227)	(54,227)
Other income (expense), net	—	—	—	—	—	(10,556)	(10,556)
Income tax benefit (expense)	—	—	—	—	—	5,481	5,481
Less: HCP share of unconsolidated JV NOI	—	(16,901)	(1,598)	(353)	(401)	—	(19,253)
Equity income (loss) from unconsolidated JVs	—	(245)	789	274	244	—	1,062
Net income (loss)	$50,093	$18,337	$40,073	$31,462	$6,644	$(152,329)	$(5,720)
_______________________________________

(1)	Represents rental and related revenues, tenant recoveries, resident fees and services, and income from DFLs.

(2)
Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, the deferral of community fees, net of amortization, lease termination fees and non-refundable entrance fees as the fees are collected by the Company’s CCRC JV, net of CCRC JV entrance fee amortization.

For the three months ended September 30, 2016:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Rental revenues(1)	$104,262	$170,739	$90,847	$113,653	$30,574	$—	$510,075
HCP share of unconsolidated JV revenues	—	50,973	1,929	502	410	—	53,814
Operating expenses	(1,794)	(121,502)	(18,487)	(44,738)	(1,193)	—	(187,714)
HCP share of unconsolidated JV operating expenses	—	(42,463)	(406)	(148)	(20)	—	(43,037)
NOI	102,468	57,747	73,883	69,269	29,771	—	333,138
Adjustments to NOI(2)	(1,003)	4,081	(314)	(814)	(1,140)	—	810
Adjusted NOI	101,465	61,828	73,569	68,455	28,631	—	333,948
Addback adjustments	1,003	(4,081)	314	814	1,140	—	(810)
Interest income	—	—	—	—	20,482	—	20,482
Interest expense	(644)	(8,130)	(634)	(1,608)	(2,260)	(104,584)	(117,860)
Depreciation and amortization	(34,030)	(26,837)	(31,967)	(41,111)	(7,462)	—	(141,407)
General and administrative	—	—	—	—	—	(34,781)	(34,781)
Acquisition and pursuit costs	—	—	—	—	—	(2,763)	(2,763)
Gain (loss) on sales of real estate, net	—	—	—	(9)	—	—	(9)
Other income (expense), net	—	—	—	—	—	1,432	1,432
Income tax benefit (expense)	—	—	—	—	—	424	424
Less: HCP share of unconsolidated JV NOI	—	(8,510)	(1,523)	(354)	(390)	—	(10,777)
Equity income (loss) from unconsolidated JVs	—	(3,517)	778	462	224	—	(2,053)
Discontinued operations	—	—	—	—	—	108,213	108,213
Net income (loss)	$67,794	$10,753	$40,537	$26,649	$40,365	$(32,059)	$154,039
_______________________________________

(1)	Represents rental and related revenues, tenant recoveries, resident fees and services, and income from DFLs.

(2)
Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, the deferral of community fees, net of amortization, lease termination fees and non-refundable entrance fees as the fees are collected by the Company’s CCRC JV, net of CCRC JV entrance fee amortization.

For the nine months ended September 30, 2017:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Rental revenues(1)	$255,332	$391,684	$262,224	$357,381	$87,524	$—	$1,354,145
HCP share of unconsolidated JV revenues	—	239,667	5,975	1,481	1,256	—	248,379
Operating expenses	(2,927)	(267,226)	(56,024)	(137,930)	(3,475)	—	(467,582)
HCP share of unconsolidated JV operating expenses	—	(190,049)	(1,234)	(431)	(58)	—	(191,772)
NOI	252,405	174,076	210,941	220,501	85,247	—	943,170
Adjustments to NOI(2)	(2,844)	12,229	(1,094)	(2,321)	(3,164)	—	2,806
Adjusted NOI	249,561	186,305	209,847	218,180	82,083	—	945,976
Addback adjustments	2,844	(12,229)	1,094	2,321	3,164	—	(2,806)
Interest income	—	—	—	—	50,974	—	50,974
Interest expense	(1,898)	(6,950)	(288)	(382)	(3,541)	(222,775)	(235,834)
Depreciation and amortization	(77,478)	(75,657)	(95,648)	(127,261)	(21,849)	—	(397,893)
General and administrative	—	—	—	—	—	(67,287)	(67,287)
Acquisition and pursuit costs	—	—	—	—	—	(2,504)	(2,504)
Recoveries (impairments), net	—	—	—	—	(82,010)	—	(82,010)
Gain (loss) on sales of real estate, net	268,227	5,313	45,922	(406)	3,796	—	322,852
Loss on debt extinguishments	—	—	—	—	—	(54,227)	(54,227)
Other income (expense), net	—	—	—	—	—	40,723	40,723
Income tax benefit (expense)	—	—	—	—	—	14,630	14,630
Less: HCP share of unconsolidated JV NOI	—	(49,618)	(4,741)	(1,050)	(1,198)	—	(56,607)
Equity income (loss) from unconsolidated JVs	—	683	2,322	846	720	—	4,571
Net income (loss)	$441,256	$47,847	$158,508	$92,248	$32,139	$(291,440)	$480,558
_______________________________________

(1)	Represents rental and related revenues, tenant recoveries, resident fees and services, and income from DFLs.

(2)
Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, the deferral of community fees, net of amortization, lease termination fees and non-refundable entrance fees as the fees are collected by the Company’s CCRC JV, net of CCRC JV entrance fee amortization.

For the nine months ended September 30, 2016:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Rental revenues(1)	$319,989	$500,704	$269,994	$331,881	$95,483	$—	$1,518,051
HCP share of unconsolidated JV revenues	—	152,424	5,628	1,503	1,224	—	160,779
Operating expenses	(5,521)	(350,949)	(53,191)	(129,715)	(3,375)	—	(542,751)
HCP share of unconsolidated JV operating expenses	—	(125,244)	(1,173)	(452)	(30)	—	(126,899)
NOI	314,468	176,935	221,258	203,217	93,302	—	1,009,180
Adjustments to NOI(2)	(8,464)	14,648	(1,545)	(2,361)	(1,926)	—	352
Adjusted NOI	306,004	191,583	219,713	200,856	91,376	—	1,009,532
Addback adjustments	8,464	(14,648)	1,545	2,361	1,926	—	(352)
Interest income	—	—	—	—	71,298	—	71,298
Interest expense	(8,859)	(23,818)	(1,904)	(4,899)	(7,067)	(314,708)	(361,255)
Depreciation and amortization	(101,737)	(78,124)	(97,640)	(120,432)	(23,248)	—	(421,181)
General and administrative	—	—	—	—	—	(83,011)	(83,011)
Acquisition and pursuit costs	—	—	—	—	—	(6,061)	(6,061)
Gain (loss) on sales of real estate, net	23,940	—	29,428	8,333	57,904	—	119,605
Other income (expense), net	—	—	—	—	—	5,064	5,064
Income tax benefit (expense)	—	—	—	—	—	(1,101)	(1,101)
Less: HCP share of unconsolidated JV NOI	—	(27,180)	(4,455)	(1,051)	(1,194)	—	(33,880)
Equity income (loss) from unconsolidated JVs	—	(8,477)	2,263	1,541	645	—	(4,028)
Discontinued operations	—	—	—	—	—	283,996	283,996
Net income (loss)	$227,812	$39,336	$148,950	$86,709	$191,640	$(115,821)	$578,626
_______________________________________

(1)	Represents rental and related revenues, tenant recoveries, resident fees and services, and income from DFLs.

(2)
Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, the deferral of community fees, net of amortization, lease termination fees and non-refundable entrance fees as the fees are collected by the Company’s CCRC JV, net of CCRC JV entrance fee amortization.

The following table summarizes the Company’s revenues by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment	2017	2016	2017	2016
Senior housing triple-net	$77,220	$104,262	$255,332	$319,989
SHOP	126,040	170,739	391,684	500,704
Life science	90,174	90,847	262,224	269,994
Medical office	119,847	113,653	357,381	331,881
Other non-reportable segments	40,742	51,056	138,498	166,781
Total revenues	$454,023	$530,557	$1,405,119	$1,589,349
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
For the three months ended September 30, 2017, diluted loss per share from continuing operations is calculated using the weighted-average common shares outstanding during the period, as the effect of shares issuable under employee compensation plans and upon DownREIT unit conversions would have been anti-dilutive. All DownREIT units and approximately 1 million stock options were anti-dilutive for all periods presented.
Additionally, during the three months ended September 30, 2016, 6 million shares, issuable upon conversion of 4 million DownREIT units, were not included because they are anti-dilutive. For the nine months ended September 30, 2017 and 2016, 7 million and 6 million shares, respectively, issuable upon conversion of 4 million and 4 million DownREIT units, were not included because they are anti-dilutive.
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator
Net income (loss) from continuing operations	$(5,720)	$45,826	$480,558	$294,630
Noncontrolling interests' share in earnings	(1,937)	(2,789)	(7,687)	(9,540)
Net income (loss) attributable to HCP, Inc.	(7,657)	43,037	472,871	285,090
Less: Participating securities' share in earnings	(131)	(326)	(560)	(977)
Income (loss) from continuing operations applicable to common shares	(7,788)	42,711	472,311	284,113
Discontinued operations	—	108,213	—	283,996
Net income (loss) applicable to common shares	$(7,788)	$150,924	$472,311	$568,109

Denominator
Basic weighted average shares outstanding	468,975	467,628	468,642	466,931
Dilutive potential common shares - equity awards	—	207	186	201
Diluted weighted average common shares	468,975	467,835	468,828	467,132
Basic earnings per common share
Continuing operations	$(0.02)	$0.09	$1.01	$0.61
Discontinued operations	—	0.23	—	0.61
Net income (loss) applicable to common shares	$(0.02)	$0.32	$1.01	$1.22
Diluted earnings per common share
Continuing operations	$(0.02)	$0.09	$1.01	$0.61
Discontinued operations	—	0.23	—	0.61
Net income (loss) applicable to common shares	$(0.02)	$0.32	$1.01	$1.22

NOTE 15.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2017	2016
Supplemental cash flow information:
Interest paid, net of capitalized interest	$261,799	$401,628
Income taxes paid	9,897	5,734
Capitalized interest	12,607	8,490
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	63,515	60,897
Non-cash acquisitions and dispositions settled with receivables and restricted cash held in connection with Section 1031 transactions	—	15,570
Vesting of restricted stock units and conversion of non-managing member units into common stock	2,464	6,620
Mortgages and other liabilities assumed with real estate acquisitions	3,678	78,131
Unrealized gains (losses) on available-for-sale securities and derivatives designated as cash flow hedges, net	(56)	1,531

NOTE 16.  Variable Interest Entities

Unconsolidated Variable Interest Entities
At September 30, 2017, the Company had investments in: (i) five unconsolidated VIE JVs, (ii) 48 properties leased to VIE tenants, (iii) marketable debt securities of one VIE and (iv) three loans to VIE borrowers. The Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated JVs (CCRC OpCo, RIDEA II PropCo, Vintage Park Development JV, Waldwick JV and the LLC investment discussed below), it has no formal involvement in these VIEs beyond its investments.
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
Between 2012 and 2015, the Company funded a $257 million mezzanine loan facility to Tandem as part of a recapitalization of the Tandem Portfolio (see Note 6). Due to a decline in the fair value of the Tandem Portfolio over time, there is no longer sufficient equity at risk in Tandem and it has become a “thinly capitalized” borrower.
The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at September 30, 2017 was as follows (in thousands):

VIE Type	Asset/Liability Type	Maximum Loss Exposure and Carrying Amount(1)
VIE tenants - DFLs(2)	Net investment in DFLs	$602,501
VIE tenants - operating leases(2)	Lease intangibles, net and straight-line rent receivables	5,183
CCRC OpCo	Investments in unconsolidated joint ventures	214,140
RIDEA II PropCo	Investments in unconsolidated joint ventures	251,419
Development JVs	Investments in unconsolidated joint ventures	11,202
Tandem Health Care	Loans Receivable, net	197,374
Loan - Senior Secured	Loans Receivable, net	141,574
Loan - Seller Financing	Loans Receivable, net	10,000
CMBS and LLC investment	Marketable debt and cost method investment	33,630
_______________________________________

(1)	The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).

(2)	The Company’s maximum loss exposure may be mitigated by re-leasing the underlying properties to new tenants upon an event of default.
At September 30, 2017, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
See Notes 4, 6, and 7 for additional descriptions of the nature, purpose and operating activities of the Company’s unconsolidated VIEs and interests therein.

Consolidated Variable Interest Entities
HCP, Inc.’s consolidated total assets and total liabilities at September 30, 2017 and December 31, 2016 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to HCP, Inc. Total assets at September 30, 2017 and December 31, 2016 include VIE assets as follows (in thousands):

	September 30, 2017	December 31, 2016
Assets
Building and improvements	$2,833,834	$3,522,310
Developments in process	22,860	31,953
Land	227,682	327,241
Accumulated depreciation	(584,621)	(676,276)
Net real estate	2,499,755	3,205,228
Investments in and advances to unconsolidated joint ventures	2,119	3,641
Accounts receivable, net	9,964	19,996
Cash and cash equivalents	36,262	35,844
Restricted cash	2,137	22,624
Intangible assets, net	132,905	169,027
Other assets, net	56,854	69,562
Total assets	$2,739,996	$3,525,922
Liabilities
Mortgage debt	45,067	520,870
Intangible liabilities, net	9,170	8,994
Accounts payable and accrued expenses	102,780	120,719
Deferred revenue	18,162	23,456
Total liabilities	$175,179	$674,039
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
The following tables provide information regarding the Company’s concentrations of credit risk with respect to certain tenants:

	Percentage of Gross Assets
	Total Company		Senior Housing Triple-Net
	September 30,	December 31,	September 30,	December 31,
Tenant	2017	2016	2017	2016
Brookdale(1)	11%	17%	42%	69%

	Percentage of Revenues
	Total Company Revenues				Senior Housing Triple-Net Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
Tenant	2017	2016	2017	2016	2017	2016	2017	2016
Brookdale(1)	8%	12%	10%	12%	48%	60%	53%	59%
_______________________________________

(1)	Includes assets and revenues from 64 senior housing triple-net facilities that were classified as held for sale at December 31, 2016 and sold in March 2017.
At September 30, 2017 and December 31, 2016, Brookdale managed or operated, in the Company’s SHOP segment, approximately 13% and 18%, respectively, of the Company’s real estate investments based on gross assets. Because an operator manages the Company’s facilities in exchange for the receipt of a management fee, the Company is not directly exposed to the credit risk of its operators in the same manner or to the same extent as its triple-net tenants. At September 30, 2017, Brookdale provided comprehensive facility management and accounting services with respect to 59 of the Company’s SHOP facilities and 62 SHOP facilities owned by its unconsolidated joint ventures, for which the Company or joint venture pay annual management fees pursuant to long-term management agreements. Most of the management agreements have terms ranging from 10 to 15 years, with three to four 5-year renewal periods. The base management fees are 4.5% to 5.0% of gross revenues (as defined) generated by the RIDEA facilities. In addition, there are incentive management fees payable to Brookdale if operating results of the RIDEA properties exceed pre-established EBITDAR (as defined) thresholds.
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
See Note 1 for further information on the reduction of concentration related to Brookdale.
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
NOTE 18.  Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis at September 30, 2017 in the consolidated balance sheets are immaterial.

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	September 30, 2017(4)		December 31, 2016(4)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$402,152	$402,267	$807,954	$807,505
Marketable debt securities(2)	18,567	18,567	68,630	68,630
Marketable equity securities(1)	74	74	76	76
Warrants(3)	58	58	19	19
Bank line of credit(2)	605,837	605,837	899,718	899,718
Term loans(2)	226,205	226,205	440,062	440,062
Senior unsecured notes(1)	6,393,926	6,769,010	7,133,538	7,386,149
Mortgage debt(2)	145,417	131,419	623,792	609,374
Other debt(2)	94,818	94,818	92,385	92,385
Interest-rate swap liabilities(2)	2,980	2,980	4,857	4,857
Currency swap asset(2)	—	—	2,920	2,920
Cross currency swap liability(2)	9,469	9,469	—	—
_______________________________________

(1)	Level 1: Fair value calculated based on quoted prices in active markets.

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

(3)	Level 3: Fair value determined based on significant unobservable market inputs using standardized derivative pricing models.

(4)	During the nine months ended September 30, 2017 and year ended December 31, 2016, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
NOTE 19.  Derivative Financial Instruments

The following table summarizes the Company’s outstanding interest-rate and cross currency swap contracts at September 30, 2017 (dollars and GBP in thousands):

Date Entered	Maturity Date	Hedge Designation	Notional	Pay Rate	Receive Rate	Fair Value(1)
Interest rate:
July 2005(2)	July 2020	Cash Flow	$44,000	3.82%	BMA Swap Index	$(2,980)
Cross currency swap:
April 2017(3)	February 2019	Net Investment	£105,000 / $131,400	2.58%	3.75%	$(9,469)
_______________________________________

(1)	Derivative assets are recorded in other assets, net and derivative liabilities are recorded in accounts payable and accrued liabilities on the consolidated balance sheets.

(2)	Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.

(3)
Represents a cross currency swap to pay 2.584% on £105 million and receive 3.75% on $131 million through February 1, 2019, with an initial and final exchange of principals at origination and maturity at a rate of 1.251 USD/GBP. Hedges the risk of changes in the USD equivalent value of a portion of the Company’s net investment in its consolidated GBP subsidiaries’ attributable to changes in the USD/GBP exchange rate.

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
At September 30, 2017, £150 million of the Company’s GBP-denominated borrowings under the 2015 Term Loan and a £105 million cross currency swap are designated as a hedge of a portion of the Company’s net investments in GBP-functional subsidiaries to mitigate its exposure to fluctuations in the GBP to USD exchange rate. For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to USD exchange rate of the instrument is recorded as part of the cumulative translation adjustment component of accumulated other comprehensive income (loss). Accordingly, the remeasurement value of the designated £150 million GBP-denominated borrowings and £105 million cross currency swap due to fluctuations in the GBP to USD exchange rate are reported in accumulated other comprehensive income (loss) as the hedging relationship is considered to be effective. The cumulative balance of the remeasurement value will be reclassified to earnings when the hedged investment is sold or substantially liquidated.

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
Cautionary Language Regarding Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements.” We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “forecast,” “plan,” “potential,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. Forward-looking statements reflect our current expectations and views about future events and are subject to known and unknown risks and uncertainties that could significantly affect our future financial condition and results of operations. While forward-looking statements reflect our good faith belief and assumptions we believe to be reasonable based upon current information, we can give no assurance that our expectations or forecasts will be attained. As more fully set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:

•
our reliance on a concentration of a small number of tenants and operators for a significant portion of our revenues, with our concentration of assets operated by Brookdale Senior Living, Inc. (“Brookdale”) increasing as a result of the consummation of the spin-off of Quality Care Properties, Inc. (“QCP”) on October 31, 2016 (the “Spin-Off”);

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

•
our concentration in the healthcare property sector, particularly in senior housing, life sciences, medical office buildings and hospitals, which makes our profitability more vulnerable to a downturn in a specific sector that if we were investing in multiple industries;

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
Executive Summary
HCP, Inc., a Standard & Poor’s (“S&P”) 500 company, invests primarily in real estate serving the healthcare industry in the United States. We are a Maryland corporation organized in 1985 and qualify as a self-administered REIT. We acquire, develop, lease, manage and dispose of healthcare real estate. At September 30, 2017, our portfolio of investments, including properties in our unconsolidated joint ventures (“JVs”), consisted of interests in 818 properties.
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
2017 Transaction Overview
Master Transactions and Cooperation Agreement with Brookdale
On November 1, 2017, HCP and Brookdale entered into a Master Transactions and Cooperation Agreement (the “MTCA”) to provide us with the ability to significantly reduce our concentration of assets leased to and/or managed by Brookdale. Through a series of dispositions and transitions of assets currently leased to and/or managed by Brookdale, as contemplated by the MTCA and further described below, our exposure to Brookdale is expected to be significantly reduced.
Master Lease Transactions
In connection with the overall transaction pursuant to the MTCA, HCP (through certain of our subsidiaries), and Brookdale (through certain of its subsidiaries) (the “Lessee”) entered into an Amended and Restated Master Lease and Security Agreement (the “Amended Master Lease”), which amended and restated the then-existing triple-net leases between the parties for 78 assets (before giving effect to the contemplated sale or transition of 34 assets discussed below), which account for primarily all of the assets subject to triple-net leases between HCP and the Lessee. Under the Amended Master Lease, we will have the benefit of a guaranty from Brookdale of the Lessee’s obligations and, upon a change in control, will have various additional protections under the MTCA and Amended Master Lease including:

•	A security deposit (which increases if specified leverage thresholds are exceeded);

•	A termination right if certain financial covenants and net worth test are not satisfied;

•	Enhanced reporting requirements and related remedies; and

•	The right to market for sale the CCRC portfolio.
Future changes in control of Brookdale are permitted pursuant to the Amended Master Lease, subject to certain conditions, including the purchaser either meeting experience requirements or retaining a majority of Brookdale’s principal officers.
The Amended Master Lease preserves the renewal terms and, with certain exceptions, the rents under the previously existing triple-net leases. In addition, HCP and Brookdale agreed to the following:

•
We will have the right to sell, or transition to other operators, 32 triple-net assets. If such sale or transition does not occur within one year, the triple-net lease with respect to such assets will convert to a cash flow lease (under which we will bear the risks and rewards of operating the assets) with a term of two years, provided that the Company has the right to terminate the cash flow lease at any time during the term without penalty;

•	We will provide an aggregate $5 million annual reduction in rent on three assets, effective January 1, 2018;

•	We will sell two triple-net assets to Brookdale or its affiliates for $35 million; and

•
We will have the right to convert five assets to a cash flow lease by December 31, 2017. We have the right to terminate the cash flow lease without penalty to facilitate the sale or transition of these additional assets, at our option.

Joint Venture Transactions
Also pursuant to the MTCA, HCP and Brookdale agreed to the following:

•
HCP, which currently owns 90% of the interests in its RIDEA I and RIDEA III joint ventures with Brookdale, will purchase Brookdale’s 10% noncontrolling interest in each joint venture. These joint ventures collectively own and operate 58 independent living, assisted living, memory care and/or skilled nursing facilities (the “RIDEA Facilities”);

•
We will have the right to sell, or transition to other managers, 36 of the RIDEA Facilities and terminate related management agreements with an affiliate of Brookdale without penalty. If the related management agreements are not terminated within one year, the base management fee (5% of gross revenues) increases by 1% of gross revenues per year over the following two years to a maximum of 7% of gross revenues;

•	We will sell four of the RIDEA Facilities to Brookdale or its affiliates for $239 million;

•
A Brookdale affiliate will continue to manage the remaining 18 RIDEA Facilities pursuant to amended and restated management agreements, which provide for extended terms on select assets, modified performance hurdles for extensions and incentive fees, and modified termination rights (including stricter performance-based termination rights, a staggered right to terminate seven agreements over a 10 year period beginning in 2021, and a right to terminate at will upon payment of a termination fee, in lieu of sale-related termination rights) and two other existing facilities managed in separate RIDEA structures; and

•
We will have the right to sell, to certain permitted transferees, our 49% ownership interest in joint ventures that own and operate a portfolio of continuing care retirement communities and in which Brookdale owns the other 51% interest (the “CCRC JV”), subject to certain conditions and a right of first offer in favor of Brookdale. Brookdale will have a corresponding right to sell its 51% interest in the CCRC JV to certain permitted transferees, subject to certain conditions, a right of first offer and a right to terminate management agreements following such sale of Brookdale’s interest, each in favor of HCP. Following a change in control of Brookdale, we will have the right to initiate a sale of the CCRC portfolio, subject to certain rights of first offer and first refusal in favor of Brookdale.

RIDEA II Sale Transaction
In January 2017, we completed the contribution of our ownership interest in RIDEA II to an unconsolidated JV owned by HCP and an investor group led by Columbia Pacific Advisors, LLC (“CPA”) (“HCP/CPA PropCo” and “HCP/CPA OpCo,” together, the “HCP/CPA JV”). In addition, RIDEA II was recapitalized with $602 million of debt, of which $360 million was provided by a third-party and $242 million was provided by HCP. In return for both transaction elements, we received combined proceeds of $480 million from the HCP/CPA JV and $242 million in loan receivables and retained an approximately 40% ownership interest in RIDEA II (the note receivable and 40% ownership interest are herein referred to as the “RIDEA II Investments”). This transaction resulted in us deconsolidating the net assets of RIDEA II and recognizing a net gain on sale of $99 million. The RIDEA II Investments are currently recognized and accounted for as equity method investments.
On November 1, 2017, we entered into a definitive agreement with an investor group led by CPA to sell our remaining 40% ownership interest in RIDEA II. We expect the transaction to close in 2018. CPA has also agreed to cause refinancing of our $242 million loan receivables from RIDEA II within one year following the closing of the transaction. Total expected proceeds to us from the transaction and refinancing of the loan receivables from RIDEA II are $332 million.
Acquisition Transactions

•
During the second quarter of 2017, we acquired Wateridge, a 124,000 square foot campus in the Sorrento Mesa submarket of San Diego, California for $26 million. Upon acquisition, we commenced repositioning one of the buildings into class-A lab space following an office-to-lab conversion strategy.

•	During the third quarter of 2017, we acquired a portfolio of three medical office buildings in Texas for $49 million and a life science facility in South San Francisco, California for $64 million.

•
In October, we entered into definitive agreements to acquire a $228 million life science campus known as the Hayden Research Campus located in the Boston suburb of Lexington, Massachusetts. HCP will own a majority interest in this campus through a joint venture with King Street Properties (“King Street”). The campus includes two existing buildings totaling 400,000 square feet and is currently 66% leased, anchored by major life science tenants including Shire US, Inc., a subsidiary of Shire plc, and Merck, Sharp and Dohme, a subsidiary of Merck and Co., Inc. Additionally, King Street is currently seeking approvals for the joint venture to develop an additional 209,000 square feet of life science space on the campus.

Disposition and Loan Repayment Transactions
During the first quarter of 2017, we completed the following disposition and loan repayment transactions:

•	In January 2017, we sold four life science facilities in Salt Lake City, Utah for $76 million, resulting in a net gain on sale of $45 million.

•	In February 2017, we sold a hospital within one of our DFLs in Palm Beach Gardens, Florida for $43 million to the current tenant and recognized a gain on sale of $4 million.

•
In March 2017, we sold 64 senior housing triple-net assets, previously under triple-net leases with Brookdale, for $1.125 billion to affiliates of Blackstone Real Estate Partners VIII, L.P., resulting in a net gain on sale of $170 million.

•
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

During the second quarter of 2017, we completed the following disposition and loan repayment transactions:

•	In April 2017, we sold a land parcel in San Diego, California for $27 million and one life science building in San Diego, California for $5 million.

•	In June 2017, we received £283 million ($367 million) from the repayment of our HC-One Facility.
During the third quarter of 2017, we sold two senior housing triple-net facilities for $15 million and recognized a gain on sale of $5 million.
Financing Activities

•
During the nine months ended September 30, 2017, we had net repayments of $316 million on our revolving line of credit (the “Facility”) primarily using proceeds from the RIDEA II joint venture disposition, the sale of our Four Seasons Notes and the repayment of our HC-One Facility.

•	During the first quarter of 2017, we repaid our £137 million unsecured term loan (the “2012 Term Loan”) and $472 million of mortgage debt.

•	During the second quarter of 2017, we repaid $250 million of maturing senior unsecured notes and paid down £51 million of our £220 million unsecured term loan (the “2015 Term Loan”).

•	During the third quarter of 2017, we repurchased $500 million of our 5.375% senior notes due 2021 and recorded a $54 million loss on debt extinguishment.

•
On October 19, 2017, we terminated the Facility and entered into a new $2.0 billion unsecured revolving line of credit facility (the “New Facility”) maturing on October 19, 2021. Borrowings under the New Facility accrue interest at LIBOR plus a margin that depends on our credit ratings (1.00% initially). We pay a facility fee on the entire revolving commitment that depends on our credit ratings (0.20% initially). The New Facility contains two, six-month extension options and includes a feature that allows us to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments.

Developments and Redevelopments
As of May 2017, we have leased 100% of The Cove Phase I and Phase II.
During the nine months ended September 30, 2017, we added $169 million of new projects to our development and redevelopment pipelines including:

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

•	Commenced a $16 million development expansion project in the Sorrento Mesa submarket of San Diego, California.

Dividends
The following table summarizes our common stock cash dividends declared in 2017:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 2	February 15	$0.37	March 2
April 27	May 8	0.37	May 23
July 27	August 7	0.37	August 22
October 26	November 6	0.37	November 21
Results of Operations
We evaluate our business and allocate resources among our reportable business segments: (i) senior housing triple-net; (ii) senior housing operating portfolio (“SHOP”); (iii) life science; and (iv) medical office. Under the medical office and life science segments, we invest through the acquisition and development of medical office buildings (“MOBs”) and life science facilities, which generally require a greater level of property management. Our senior housing facilities are managed utilizing triple-net leases and RIDEA structures. We have other non-reportable segments that are comprised primarily of our U.K. care homes, debt investments and hospitals. We evaluate performance based upon (i) property net operating income from continuing operations (“NOI”) and (ii) Adjusted NOI (cash NOI) of the combined consolidated and unconsolidated investments in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (“SEC”), as updated by Note 2 herein.
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
NOI is defined as rental and related revenues, including tenant recoveries, resident fees and services, and income from DFLs, less property level operating expenses; NOI excludes all other financial statement amounts included in net income (loss) as presented in Note 13 to the Consolidated Financial Statements. Management believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles, non-refundable entrance fees, net of entrance fee amortization and lease termination fees and the impact of deferred community fee income and expense. The adjustments to NOI and resulting Adjusted NOI for SHOP have been restated for prior periods presented to conform to the current period presentation for the adjustment to exclude the impact of deferred community fee income and expense, resulting in recognition as cash is received and expenses are paid. Adjusted NOI is oftentimes referred to as “cash NOI.” We use NOI and Adjusted NOI to make decisions about resource allocations, to assess and compare property level performance, and to evaluate our same property portfolio (“SPP”), as described below. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect various excluded items. Further, our definition of NOI may not be comparable to the definition used by other REITs or real estate companies, as they may use different methodologies for calculating NOI. For a reconciliation of NOI and Adjusted NOI to net income (loss) by segment, refer to Note 13 to the Consolidated Financial Statements.
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
Same Property Portfolio
SPP NOI and Adjusted NOI information allows us to evaluate the performance of our property portfolio under a consistent population by eliminating changes in the composition of our portfolio of properties. We include properties from our consolidated portfolio, as well as properties owned by our unconsolidated joint ventures in our SPP NOI and Adjusted NOI (see NOI above for further discussion regarding our use of pro-rata share information and its limitations). SPP NOI excludes (i) certain non-property specific operating expenses that are allocated to each operating segment on a consolidated basis and (ii) entrance fees and related activity such as deferred expenses, reserves and management fees related to entrance fees. SPP NOI for properties that undergo a change in ownership is reported based on the current ownership percentage.
Properties are included in our SPP once they are stabilized for the full period in both comparison periods. Newly acquired operating assets are generally considered stabilized at the earlier of lease-up (typically when the tenant(s) control(s) the physical use of at least 80% of the space) or 12 months from the acquisition date. Newly completed developments and redevelopments are considered stabilized at the earlier of lease-up or 24 months from the date the property is placed in service. Properties that experience a change in reporting structure, such as a transition from a triple-net lease to a RIDEA reporting structure, are considered stabilized after 12 months in operations under a consistent reporting structure. A property is removed from our SPP when it is classified as held for sale, sold, placed into redevelopment, experiences a casualty event that significantly impacts operations or changes its reporting structure (such as triple-net to SHOP).
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
In addition, we present FFO before the impact of non-comparable items including, but not limited to, casualty-related charges (recoveries), severance and related charges, litigation costs, preferred stock redemption charges, impairments (recoveries) of non-depreciable assets, prepayment costs (benefits) associated with early retirement or payment of debt, foreign currency remeasurement losses (gains) and transaction-related items (“FFO as adjusted”). Prepayment costs (benefits) associated with early retirement of debt include the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of debt. Transaction-related items include expensed acquisition and pursuit costs and gains/charges incurred as a result of mergers and acquisitions and lease amendment or termination activities. Management believes that FFO as adjusted provides a meaningful supplemental measurement of our FFO run-rate and is frequently used by analysts, investors and other interested parties in the evaluation of our performance as a REIT. At the same time that NAREIT created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe stockholders, potential investors and financial analysts who review our operating performance are best served by an FFO run-rate earnings measure that includes, in addition to adjustments made to arrive at the NAREIT defined measure of FFO, other adjustments to net income (loss). FFO as adjusted is used by management in analyzing our business and the performance of our properties, and we believe it is important that stockholders, potential investors and financial analysts understand this measure used by management. We use FFO as adjusted to: (i) evaluate our performance in comparison with expected results and results of previous periods, relative to resource allocation decisions, (ii) evaluate the performance of our management, (iii) budget and forecast future results to assist in the allocation of resources, (iv) assess our performance as compared with similar real estate companies and the industry in general and (v) evaluate how a specific potential investment will impact our future results. Other REITs or real estate companies may use different methodologies for calculating an adjusted FFO measure, and accordingly, our FFO as adjusted may not be comparable to those reported by other REITs. For a reconciliation of net income (loss) to FFO and FFO as adjusted and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.

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
Comparison of the Three and Nine Months Ended September 30, 2017 to the Three and Nine Months Ended September 30, 2016
Overview

Three Months Ended September 30, 2017 and 2016
The following table summarizes results for the three months ended September 30, 2017 and 2016 (dollars in thousands, except per share data):

	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2016
	Amount	Diluted Per Share	Amount	Diluted Per Share	Per Share Change
Net income (loss) applicable to common shares	$(7,788)	$(0.02)	$150,924	$0.32	$(0.34)
FFO	155,248	0.33	304,387	0.65	(0.32)
FFO as adjusted	227,769	0.48	336,513	0.72	(0.24)
FAD	202,407		317,540
Net income applicable to common shares (“EPS”) decreased primarily as a result of the following:

•	a reduction in net income from discontinued operations due to the spinoff of QCP on October 31, 2016;

•	a loss on debt extinguishment, representing a premium for early payment on the repurchase of our senior notes, in July 2017;

•	a reduction of NOI primarily as a result of the sale of 64 senior housing triple-net assets;

•	a reduction in resident fees and services, partially offset by a reduction in operating expenses, due to the partial sale and deconsolidation of RIDEA II during the first quarter of 2017;

•
impairments related to (i) our mezzanine loan facility to Tandem Health Care (the “Tandem Mezzanine Loan”) and (ii) 11 underperforming senior housing triple-net facilities in the third quarter of 2017;

•	casualty-related charges due to hurricanes in the third quarter of 2017; and

•	a reduction in interest income due to the payoff of: (i) our HC-One Facility in June 2017 and (ii) a participating development loan during the third quarter of 2016.
The decrease in EPS was partially offset by:

•	a reduction in interest expense as a result of debt repayments in the fourth quarter of 2016 and year-to-date 2017;

•
a reduction in severance and related charges primarily related to the departure of our former President and Chief Executive Officer in the third quarter of 2016 compared to severance and related charges primarily related to the departure of our former Executive Vice President and Chief Accounting Officer in the third quarter of 2017; and

•	a net gain on sales of real estate during the third quarter of 2017 compared to no sales during the third quarter of 2016.
FFO decreased primarily as a result of the aforementioned events impacting EPS, except for gain on sales of real estate and impairments of real estate, which are excluded from FFO.
FFO as adjusted decreased primarily as a result of the aforementioned events impacting FFO, except for the following, which are excluded from FFO as adjusted:

•	a loss on debt extinguishment from the repurchase of our senior notes in July 2017; and

•	casualty-related charges due to hurricanes in the third quarter of 2017; partially offset by

•	a reduction in severance and related charges; and

•	an impairment related to our Tandem Mezzanine Loan in the third quarter of 2017.
Beginning in the third quarter of 2017, casualty-related charges (recoveries), net are excluded from FFO as adjusted.
FAD decreased primarily as a result of the aforementioned events impacting FFO as adjusted and increased leasing costs and tenant capital improvements.
Nine Months Ended September 30, 2017 and 2016
The following table summarizes results for the nine months ended September 30, 2017 and 2016 (dollars in thousands, except per share data):

	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016
	Amount	Diluted Per Share	Amount	Diluted Per Share	Per Share Change
Net income (loss) applicable to common shares	$472,311	$1.01	$568,109	$1.22	$(0.21)
FFO	608,162	1.30	956,864	2.05	(0.75)
FFO as adjusted	692,726	1.47	1,006,166	2.15	(0.68)
FAD	621,109		964,437
EPS decreased primarily as a result of the following:

•	a reduction in net income from discontinued operations due to the spinoff of QCP on October 31, 2016;

•	a loss on debt extinguishment, representing a premium for early payment on the repurchase of our senior notes, in July 2017;

•	a reduction of NOI primarily as a result of the sale of 64 senior housing triple-net assets, and property sales in our life science and medical office segments;

•	a reduction in resident fees and services, partially offset by a reduction in operating expenses, due to the partial sale and deconsolidation of RIDEA II during the first quarter of 2017;

•	impairments of our Tandem Mezzanine Loan in the second and third quarter of 2017;

•	impairments related to 11 underperforming senior housing triple-net facilities in the third quarter of 2017;

•	casualty-related charges due to hurricanes in the third quarter of 2017; and

•	a reduction in interest income due to the payoff of three participating development loans during the second and third quarters of 2016.
The decrease in EPS was partially offset by the following:

•	an increased net gain on sales of real estate during the first three quarters of 2017 compared to the first three quarters of 2016;

•	a reduction in interest expense as a result of debt repayments during the second half of 2016 and year-to-date 2017;

•	a gain on sale of our Four Seasons Notes in the first quarter of 2017;

•	increased NOI from our 2016 acquisitions, developments placed in service, and annual rent escalations;

•
decreased depreciation and amortization expense as a result of the sale of 64 senior housing triple-net assets and the deconsolidation of RIDEA II during the first quarter of 2017, partially offset by depreciation and amortization of assets acquired during 2016 and year-to-date 2017;

•
a reduction in severance and related charges primarily related to the departure of our former President and Chief Executive Officer in the third quarter of 2016 compared to severance and related charges primarily related to the departure of our former Executive Vice President and Chief Accounting Officer in the third quarter of 2017; and

•	increased tax benefit primarily associated with state built-in gain tax for the disposition of certain real estate assets during 2016 and from the sale of a 40% interest in RIDEA II in 2017.
FFO decreased primarily as a result of the aforementioned events impacting EPS, except for depreciation and amortization, gain on sales of real estate and impairments of real estate, which are excluded from FFO.
FFO as adjusted decreased primarily as a result of the aforementioned events impacting FFO, except for the following which are excluded from FFO as adjusted:

•	a loss on debt extinguishment from the repurchase of our senior notes in July 2017;

•	impairments of our Tandem Mezzanine Loan in the second and third quarter of 2017; and

•	casualty-related charges due to hurricanes in the third quarter of 2017; partially offset by

•	a reduction in severance and related charges; and

•	gain on sale of our Four Seasons Notes in the first quarter of 2017.
FAD decreased primarily as a result of the aforementioned events impacting FFO as adjusted, increased leasing costs and tenant capital improvements, and lower lease restructure payments.
Segment Analysis
The tables below provide selected operating information for our SPP and total property portfolio for each of our business segments. Our SPP for the three months ended September 30, 2017 consists of 729 properties representing properties acquired or placed in service and stabilized on or prior to July 1, 2016 and that remained in operation under a consistent reporting structure through September 30, 2017. Our SPP for the nine months ended September 30, 2017 consists of 721 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2016 and that remained in operation under a consistent reporting structure through September 30, 2017. Our total property portfolio consists of 818 and 881 properties at September 30, 2017 and 2016, respectively, excluding properties in the Spin-Off.

Senior Housing Triple-Net

The following table summarizes results at and for the three months ended September 30, 2017 and 2016 (dollars in thousands, except per unit data):

	SPP			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Rental revenues(1)	$76,588	$74,306	$2,282	$77,220	$104,262	$(27,042)
Operating expenses	(188)	(160)	(28)	(934)	(1,794)	860
NOI	76,400	74,146	2,254	76,286	102,468	(26,182)
Adjustments to NOI	(252)	(10)	(242)	(600)	(1,003)	403
Adjusted NOI	$76,148	$74,136	$2,012	75,686	101,465	(25,779)
Non-SPP adjusted NOI				462	(27,329)	27,791
SPP adjusted NOI				$76,148	$74,136	$2,012
Adjusted NOI % change			2.7%
Property count(2)	201	201		204	292
Average capacity (units)(3)	20,041	20,054		20,311	28,378
Average annual rent per unit	$15,236	$14,819		$15,089	$14,555
_______________________________________

(1)	Represents rental and related revenues and income from DFLs.

(2)
From our 2016 presentation of SPP, we removed 73 senior housing properties from SPP that were sold, three senior housing properties that were classified as held for sale, and 15 senior housing properties that we transitioned to SHOP.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
SPP adjusted NOI increased primarily as a result of the following:

•	annual rent escalations; and

•	higher cash rent received from our portfolio of assets leased to Sunrise Senior Living.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the following Non-SPP impacts:

•	senior housing triple-net facilities sold during 2016 and 2017; and

•	the transfer of 21 senior housing triple-net facilities to our SHOP segment, of which 18 were transitioned to a RIDEA structure during the fourth quarter of 2016 and year-to-date 2017.
The decrease to Total Portfolio NOI and Adjusted NOI is partially offset by the aforementioned increases to SPP.
The following table summarizes results at and for the nine months ended September 30, 2017 and 2016 (dollars in thousands, except per unit data):

	SPP			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Rental revenues(1)	$224,872	$220,775	$4,097	$255,332	$319,989	$(64,657)
Operating expenses	(470)	(483)	13	(2,927)	(5,521)	2,594
NOI	224,402	220,292	4,110	252,405	314,468	(62,063)
Adjustments to NOI	(1,345)	(5,585)	4,240	(2,844)	(8,464)	5,620
Adjusted NOI	$223,057	$214,707	$8,350	249,561	306,004	(56,443)
Non-SPP adjusted NOI				(26,504)	(91,297)	64,793
SPP adjusted NOI				$223,057	$214,707	$8,350
Adjusted NOI % change			3.9%
Property count(2)	196	196		204	292
Average capacity (units)(3)	19,643	19,655		22,409	28,863
Average annual rent per unit	$15,173	$14,598		$15,023	$14,391
_______________________________________

(1)	Represents rental and related revenues and income from DFLs.

(2)
From our 2016 presentation of SPP, we removed 73 senior housing properties from SPP that were sold, three senior housing properties that were classified as held for sale, and 15 senior housing properties that we transitioned to SHOP.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.

SPP Adjusted NOI increased primarily as a result of the following:

•	annual rent escalations; and

•	higher cash rent received from our portfolio of assets leased to Sunrise Senior Living.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the following Non-SPP impacts:

•	senior housing triple-net facilities sold during 2016 and 2017; and

•	the transfer of 21 senior housing triple-net facilities to our SHOP segment, of which 18 were transitioned to a RIDEA structure during the fourth quarter of 2016 and year-to-date 2017.
The decrease to Total Portfolio NOI and Adjusted NOI is partially offset by (i) increased non-SPP income from five senior housing triple-net facilities acquired in the first quarter of 2016 and (ii) the aforementioned increases to SPP.
Senior Housing Operating Portfolio

The following table summarizes results at and for the three months ended September 30, 2017 and 2016 (dollars in thousands, except per unit data):

	SPP			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Rental revenues(1)	$89,386	$89,274	$112	$126,040	$170,739	$(44,699)
HCP share of unconsolidated JV revenues	77,932	75,534	2,398	81,936	50,973	30,963
Operating expenses	(57,058)	(57,796)	738	(86,821)	(121,502)	34,681
HCP share of unconsolidated JV operating expenses	(64,688)	(63,132)	(1,556)	(65,035)	(42,463)	(22,572)
NOI	45,572	43,880	1,692	56,120	57,747	(1,627)
Adjustments to NOI	200	(406)	606	4,551	4,081	470
Adjusted NOI	$45,772	$43,474	$2,298	60,671	61,828	(1,157)
Non-SPP adjusted NOI				(14,899)	(18,354)	3,455
SPP adjusted NOI				$45,772	$43,474	$2,298
Adjusted NOI % change			5.3%
Property count(2)	122	122		158	145
Average capacity (units)(3)	22,105	16,761		25,678	23,575
Average annual rent per unit	$50,847	$49,678		$52,667	$56,895
_______________________________________

(1)	Represents resident fees and services.

(2)
From our past presentation of SPP, we have recast the components of SPP to reflect our retained 40% equity interest in RIDEA II within HCP share of unconsolidated JV revenues and operating expenses resulting from our deconsolidation of RIDEA II during the first quarter of 2017. Our 2016 total portfolio property count has been adjusted to include two properties classified as held for sale as of September 30, 2016.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
SPP NOI and Adjusted NOI increased primarily as a result of the following:

•	increased rates for resident fees and service and lower expense growth; partially offset by

•	occupancy declines.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the following:

•	decreased non-SPP income from our partial sale of RIDEA II; partially offset by

•	non-SPP income for 21 senior housing triple-net assets transferred to SHOP during the fourth quarter of 2016 and year-to-date 2017; and

•	the aforementioned increases to SPP.

The following table summarizes results at and for the nine months ended September 30, 2017 and 2016 (dollars in thousands, except per unit data):

	SPP			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Rental revenues(1)	$271,301	$268,663	$2,638	$391,684	$500,704	$(109,020)
HCP share of unconsolidated JV revenues	231,604	225,093	6,511	239,667	152,424	87,243
Operating expenses	(172,414)	(170,467)	(1,947)	(267,226)	(350,949)	83,723
HCP share of unconsolidated JV operating expenses	(190,843)	(185,368)	(5,475)	(190,049)	(125,244)	(64,805)
NOI	139,648	137,921	1,727	174,076	176,935	(2,859)
Adjustments to NOI	3	(1,693)	1,696	12,229	14,648	(2,419)
Adjusted NOI	$139,651	$136,228	$3,423	186,305	191,583	(5,278)
Non-SPP adjusted NOI				(46,654)	(55,355)	8,701
SPP adjusted NOI				$139,651	$136,228	$3,423
Adjusted NOI % change			2.5%
Property count(2)	121	121		158	145
Average capacity (units)(3)	21,643	16,631		25,683	23,447
Average annual rent per unit	$51,620	$49,519		$53,385	$55,632
_______________________________________

(1)	Represents rental and related revenues.

(2)
From our past presentation of SPP, we have recast the components of SPP to reflect our retained 40% equity interest in RIDEA II within HCP share of unconsolidated JV revenues and operating expenses resulting from our deconsolidation of RIDEA II during the first quarter of 2017. Our 2016 total portfolio property count has been adjusted to include two properties classified as held for sale as of September 30, 2016.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
SPP NOI and Adjusted NOI increased primarily as a result of the following:

•	increased rates for resident fees and services; partially offset by

•	higher expense growth and a decline in occupancy.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the following:

•	decreased non-SPP income from our partial sale of RIDEA II; partially offset by

•	non-SPP income for 21 senior housing triple-net assets transferred to SHOP during the fourth quarter of 2016 and year-to-date 2017; and

•	the aforementioned increases to SPP.

Life Science

The following table summarizes results at and for the three months ended September 30, 2017 and 2016 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Rental revenues(1)	$76,259	$73,515	$2,744	$90,174	$90,847	$(673)
HCP share of unconsolidated JV revenues	2,002	1,904	98	2,031	1,929	102
Operating expenses	(16,453)	(14,970)	(1,483)	(19,960)	(18,487)	(1,473)
HCP share of unconsolidated JV operating expenses	(433)	(406)	(27)	(433)	(406)	(27)
NOI	61,375	60,043	1,332	71,812	73,883	(2,071)
Adjustments to NOI	1,545	453	1,092	(751)	(314)	(437)
Adjusted NOI	$62,920	$60,496	$2,424	71,061	73,569	(2,508)
Non-SPP adjusted NOI				(8,141)	(13,073)	4,932
SPP adjusted NOI				$62,920	$60,496	$2,424
Adjusted NOI % change			4.0%
Property count(2)	112	112		131	133
Average occupancy	96.6%	97.6%		96.9%	96.8%
Average occupied square feet	6,395	6,457		7,143	7,675
Average annual total revenues per occupied square foot	$51	$48		$52	$48
Average annual base rent per occupied square foot	$41	$39		$43	$40
_______________________________________

(1)	Represents rental and related revenues and tenant recoveries.

(2)
From our past presentation of SPP for the three months ended September 30, 2016, we removed four life science facilities that were classified as held for sale and a facility that was sold. Our 2016 total portfolio property count has been adjusted to include seven properties in development and eight properties classified as held for sale as of September 30, 2016.

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

The following table summarizes results at and for the nine months ended September 30, 2017 and 2016 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Rental revenues(1)	$226,803	$217,906	$8,897	$262,224	$269,994	$(7,770)
HCP share of unconsolidated JV revenues	5,890	5,569	321	5,975	5,628	347
Operating expenses	(46,770)	(42,890)	(3,880)	(56,024)	(53,191)	(2,833)
HCP share of unconsolidated JV operating expenses	(1,234)	(1,180)	(54)	(1,234)	(1,173)	(61)
NOI	184,689	179,405	5,284	210,941	221,258	(10,317)
Adjustments to NOI	3,055	890	2,165	(1,094)	(1,545)	451
Adjusted NOI	$187,744	$180,295	$7,449	209,847	219,713	(9,866)
Non-SPP adjusted NOI				(22,103)	(39,418)	17,315
SPP adjusted NOI				$187,744	$180,295	$7,449
Adjusted NOI % change			4.1%
Property count(2)	112	112		131	133
Average occupancy	96.6%	97.8%		96.5%	97.6%
Average occupied square feet	6,391	6,466		7,032	7,651
Average annual total revenues per occupied square foot	$50	$47		$52	$48
Average annual base rent per occupied square foot	$41	$38		$43	$39
_______________________________________

(1)	Represents rental and related revenues and tenant recoveries.

(2)
From our past presentation of SPP for the nine months ended September 30, 2016, we removed four life science facilities that were classified as held for sale and a facility that was sold. Our 2016 total portfolio property count has been adjusted to include seven properties in development and eight properties classified as held for sale as of September 30, 2016.

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

Medical Office

The following table summarizes results at and for the three months ended September 30, 2017 and 2016 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Rental revenues(1)	$101,804	$100,211	$1,593	$119,847	$113,653	$6,194
HCP share of unconsolidated JV revenues	474	469	5	496	502	(6)
Operating expenses	(38,587)	(37,926)	(661)	(46,486)	(44,738)	(1,748)
HCP share of unconsolidated JV operating expenses	(143)	(147)	4	(143)	(148)	5
NOI	63,548	62,607	941	73,714	69,269	4,445
Adjustments to NOI	650	4	646	(582)	(814)	232
Adjusted NOI	$64,198	$62,611	$1,587	73,132	68,455	4,677
Non-SPP adjusted NOI				(8,934)	(5,844)	(3,090)
SPP adjusted NOI				$64,198	$62,611	$1,587
Adjusted NOI % change			2.5%
Property count(2)	214	214		245	230
Average occupancy	91.7%	92.1%		91.8%	91.6%
Average occupied square feet	14,357	14,509		16,707	15,817
Average annual total revenues per occupied square foot	$29	$28		$29	$29
Average annual base rent per occupied square foot	$24	$23		$24	$24
_______________________________________

(1)	Represents rental and related revenues and tenant recoveries.

(2)
From our past presentation of SPP, we removed a MOB that was sold and four MOBs that were placed into redevelopment. Our 2016 property count has been adjusted to include four properties in development as of September 30, 2016.

SPP NOI and adjusted NOI increased primarily as a result of mark-to-market lease renewals and new leasing activity. Additionally, SPP adjusted NOI increased as a result of annual rent escalations.
Total Portfolio NOI and adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following impacts to Non-SPP:

•	increased income from our 2016 and 2017 acquisitions; and

•	increased occupancy in former redevelopment and development properties that have been placed into operations; partially offset by

•	decreased income from the sale of four MOBs during 2016 and 2017 and the placement of a MOB into redevelopment.

The following table summarizes results at and for the nine months ended September 30, 2017 and 2016 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Rental revenues(1)	$299,808	$293,138	$6,670	$357,381	$331,881	$25,500
HCP share of unconsolidated JV revenues	1,414	1,406	8	1,481	1,503	(22)
Operating expenses	(112,491)	(109,929)	(2,562)	(137,930)	(129,715)	(8,215)
HCP share of unconsolidated JV operating expenses	(431)	(452)	21	(431)	(452)	21
NOI	188,300	184,163	4,137	220,501	203,217	17,284
Adjustments to NOI	1,652	(175)	1,827	(2,321)	(2,361)	40
Adjusted NOI	$189,952	$183,988	$5,964	218,180	200,856	17,324
Non-SPP adjusted NOI				(28,228)	(16,868)	(11,360)
SPP adjusted NOI				$189,952	$183,988	$5,964
Adjusted NOI % change			3.2%
Property count(2)	213	213		245	230
Average occupancy	91.9%	92.1%		91.9%	91.4%
Average occupied square feet	14,358	14,410		16,767	15,719
Average annual total revenues per occupied square foot	$28	$27		$28	$28
Average annual base rent per occupied square foot	$24	$23		$24	$23
_______________________________________

(1)	Represents rental and related revenues and tenant recoveries.

(2)
From our past presentation of SPP, we removed a MOB that was sold and four MOBs that were placed into redevelopment. Our 2016 property count has been adjusted to include four properties in development as of September 30, 2016.

SPP NOI and Adjusted NOI increased primarily as a result of mark-to-market lease renewals and new leasing activity. Additionally, SPP Adjusted NOI increased as a result of annual rent escalations.
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following impacts to Non-SPP:

•	increased income from our 2016 and 2017 acquisitions; and

•	increased occupancy in former redevelopment and development properties that have been placed into operations; partially offset by

•	decreased income from the sale of four MOBs during 2016 and 2017 and the placement of a MOB into redevelopment.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Interest income	$11,774	$20,482	$(8,708)	$50,974	$71,298	$(20,324)
Interest expense	71,328	117,860	(46,532)	235,834	361,255	(125,421)
Depreciation and amortization	130,588	141,407	(10,819)	397,893	421,181	(23,288)
General and administrative	23,523	34,781	(11,258)	67,287	83,011	(15,724)
Acquisition and pursuit costs	580	2,763	(2,183)	2,504	6,061	(3,557)
Impairments (recoveries), net	25,328	—	25,328	82,010	—	82,010
Gain (loss) on sales of real estate, net	5,182	(9)	5,191	322,852	119,605	203,247
Loss on debt extinguishments	(54,227)	—	(54,227)	(54,227)	—	(54,227)
Other income (expense), net	(10,556)	1,432	(11,988)	40,723	5,064	35,659
Income tax benefit (expense)	5,481	424	5,057	14,630	(1,101)	15,731
Equity income (loss) from unconsolidated joint ventures	1,062	(2,053)	3,115	4,571	(4,028)	8,599
Total discontinued operations	—	108,213	(108,213)	—	283,996	(283,996)
Noncontrolling interests’ share in earnings	(1,937)	(2,789)	852	(7,687)	(9,540)	1,853
Interest income
Interest income decreased for the three months ended September 30, 2017 as a result of the payoff of: (i) our HC-One Facility in June 2017 and (ii) a participating development loan during the third quarter of 2016.
Interest income decreased for the nine months ended September 30, 2017 as a result of (i) the payoff of our HC-One Facility in June 2017 and (ii) incremental interest income received during the second quarter of 2016 due to the payoff of three participating development loans.
Interest expense
Interest expense decreased for the three and nine months ended September 30, 2017 as a result of senior unsecured notes and mortgage debt repayments, which occurred primarily in the second half of 2016 and third quarter of 2017.
Approximately 89% and 86% of our total debt, inclusive of $44 million and $356 million of variable rate debt swapped to fixed through interest rate swaps, was fixed rate debt as of September 30, 2017 and 2016, respectively. At September 30, 2017, our fixed rate debt and variable rate debt had weighted average interest rates of 4.19% and 2.17%, respectively. At September 30, 2016, our fixed rate debt and variable rate debt had weighted average interest rates of 4.65% and 1.84%, respectively. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
Depreciation and amortization expense
Depreciation and amortization expense decreased for the three and nine months ended September 30, 2017 primarily as a result of the sale of 64 senior housing triple-net assets and the deconsolidation of RIDEA II during the first quarter of 2017, partially offset by depreciation and amortization of assets acquired during 2016 and year-to-date 2017.
General and administrative expenses
General and administrative expenses decreased for the three and nine months ended September 30, 2017 primarily as a result of severance and related charges primarily resulting from the departure of our former President and Chief Executive Officer in the third quarter of 2016 compared to severance and related charges primarily related to the departure of our former Executive Vice President and Chief Accounting Officer in the third quarter of 2017.

Impairments (recoveries), net
We recognized $23 million of impairments on 11 underperforming senior housing triple-net facilities and a $3 million impairment on our Tandem Mezzanine Loan for the three months ended September 30, 2017. During the nine months ended September 30, 2017, we recognized $59 million of impairments on our Tandem Mezzanine Loan and the aforementioned senior housing triple-net facility impairments. For the three and nine months ended September 30, 2016, there were no impairments recognized.
See Notes 3 and 6 to the Consolidated Financial Statements for further information related to our real estate impairments and Tandem Mezzanine Loan, respectively.
Gain (loss) on sales of real estate, net
During the nine months ended September 30, 2017 (primarily in the first quarter of 2017), we sold 66 senior housing triple-net assets, five life science facilities, a SHOP facility, a MOB and a 40% interest in RIDEA II and recognized total net gain on sales of real estate of $323 million. During the nine months ended September 30, 2016, we sold a portfolio of five facilities in one of our non-reportable segments and two senior housing triple-net facilities, a life science facility, three MOBs and a SHOP facility and recognized total gain on sales of $120 million.
Loss on debt extinguishments
During the three and nine months ended September 30, 2017, we repurchased $500 million of our 5.375% senior notes due 2021 and recognized a $54 million loss on debt extinguishment, primarily related to a premium for early payment.
Other income (expense), net
Other income (expense), net, decreased for the three months ended September 30, 2017 primarily as a result of $10 million of casualty-related charges due to hurricanes in the third quarter of 2017. Other income, net, increased for the nine months ended September 30, 2017 primarily as a result of the £42 million ($51 million) gain on sale of our Four Seasons Notes, partially offset by the aforementioned casualty-related charges in the third quarter of 2017.
Income tax benefit (expense)
The increase in income tax benefit for the three months ended September 30, 2017 was primarily the result of (i) a $2 million deferred tax benefit from the casualty-related charges recognized in the third quarter of 2017 and (ii) a $2 million income tax expense associated with state built-in gain tax for the disposition of certain real estate assets during 2016. The increase in income tax benefit for the nine months ended September 30, 2017 was primarily the result of: (i) a $6 million income tax expense associated with state built-in gain tax for the disposition of certain real estate assets during 2016, (ii) a $5 million tax benefit from the sale of a 40% interest in RIDEA II in 2017 and (iii) a $2 million deferred tax benefit from the casualty-related charges recognized in the third quarter of 2017.
Equity income (loss) from unconsolidated joint ventures
The increase in equity income from unconsolidated joint ventures for the three and nine months ended September 30, 2017 was primarily the result of income from our investment in RIDEA II which was deconsolidated in the first quarter of 2017.
Total discontinued operations
For the three and nine months ended September 30, 2017, there were no discontinued operations. Discontinued operations for the three and nine months ended September 30, 2016 relate to income from the operations of QCP.
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
Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our credit ratings. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. At October 27, 2017, we had a credit rating of BBB from Fitch, Baa2 from Moody’s and BBB from S&P Global on our senior unsecured debt securities.
Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Cash and cash equivalents were $134 million and $95 million at September 30, 2017 and December 31, 2016, respectively, representing an increase of $39 million. The following table sets forth changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Net cash provided by (used in) operating activities	$637,896	$998,632	$(360,736)
Net cash provided by (used in) investing activities	1,755,823	(314,159)	2,069,982
Net cash provided by (used in) financing activities	(2,354,963)	(897,328)	(1,457,635)
The decrease in operating cash flow is primarily the result of (i) decreased Adjusted NOI related to the QCP Spin-Off and dispositions in the fourth quarter of 2016 and first three quarters of 2017 and (ii) decreased interest received as a result of loan repayments during 2017; partially offset by (i) 2016 acquisitions, (ii) annual rent increases, and (iii) decreased interest paid as a result of lower balances on our senior unsecured notes, term loans and line of credit. Our cash flow from operations is dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.
The following are significant investing and financing activities for the nine months ended September 30, 2017:

•	received net proceeds of $1.7 billion from the sale of real estate, including the sale and recapitalization of RIDEA II;

•	received net proceeds of $550 million primarily from the sale of our Four Seasons investments, the repayment of our HC-One Facility, and a DFL repayment;

•	made investments of $527 million primarily for the development of real estate;

•	repaid $1.8 billion, net under our bank line of credit, 2012 Term Loan, 2015 Term Loan, senior unsecured notes and mortgage debt; and

•	paid dividends on common stock of $521 million.
Debt

See Note 10 in the Consolidated Financial Statements for information about our outstanding debt.
See “2017 Transaction Overview” for further information regarding our significant financing activities through October 31, 2017.
Equity

At September 30, 2017, we had 469 million shares of common stock outstanding, equity totaled $5.9 billion, and our equity securities had a market value of $13.2 billion.
At September 30, 2017, non-managing members held an aggregate of 4 million units in five limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At September 30, 2017, the DownREIT units were convertible into 7 million shares of our common stock.
At-The-Market Program
In June 2015, we established an at-the-market program, in connection with the renewal of our shelf registration statement. Under this program, we may sell shares of our common stock from time to time having an aggregate gross sales price of up to $750 million through a consortium of banks acting as sales agents or directly to the banks acting as principals. There was no activity during the nine months ended September 30, 2017 and, at September 30, 2017, shares of our common stock having an aggregate gross sales price of $676 million were available for sale under the at-the-market program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under our program.
Shelf Registration
We filed a prospectus with the SEC as part of a registration statement on Form S-3ASR, using a shelf registration process. Our current shelf registration statement expires in June 2018, at which time we expect to file a new shelf registration statement. Under the “shelf” process, we may sell any combination of the securities described in the prospectus through one or more offerings. The securities described in the prospectus include common stock, preferred stock, depositary shares, debt securities and warrants.
Off-Balance Sheet Arrangements
We own interests in certain unconsolidated joint ventures as described in Note 7 to the Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except for commitments and operating leases included in our Annual Report on Form 10-K for the year ended December 31, 2016 in “Contractual Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO, FFO as adjusted and FAD (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) applicable to common shares	$(7,788)	$150,924	$472,311	$568,109
Real estate related depreciation and amortization	130,588	142,874	397,893	425,582
Real estate related depreciation and amortization on unconsolidated joint ventures	16,358	12,607	47,711	36,347
Real estate related depreciation and amortization on noncontrolling interests and other	(3,678)	(5,270)	(11,711)	(15,708)
Other depreciation and amortization(1)	2,360	2,986	7,718	8,922
Loss (gain) on sales of real estate, net	(5,182)	9	(322,852)	(119,605)
Loss (gain) on sales of real estate, net on unconsolidated joint ventures	—	—	—	(215)
Loss (gain) on sales of real estate, net on noncontrolling interests	—	—	—	(2)
Taxes associated with real estate dispositions(2)	—	257	(5,498)	53,434
Impairments (recoveries) of real estate, net(3)	22,590	—	22,590	—
FFO applicable to common shares	$155,248	$304,387	$608,162	$956,864
Distributions on dilutive convertible units and other	—	2,376	5,250	10,622
Diluted FFO applicable to common shares	$155,248	$306,763	$613,412	$967,486

Weighted average shares used to calculate diluted FFO per common share	469,156	471,994	473,519	473,011

Impact of adjustments to FFO:
Transaction-related items(4)	$580	$17,568	$2,476	$34,570
Other impairments (recoveries), net(5)	2,738	—	8,526	—
Severance and related charges(6)	3,889	14,464	3,889	14,464
Loss on debt extinguishment(7)	54,227	—	54,227	—
Litigation costs	2,303	—	7,507	—
Casualty-related charges (recoveries), net(8)	8,925	—	8,925	—
Foreign currency remeasurement losses (gains)	(141)	94	(986)	268
	$72,521	$32,126	$84,564	$49,302

FFO as adjusted applicable to common shares	$227,769	$336,513	$692,726	$1,006,166
Distributions on dilutive convertible units and other	1,493	3,467	5,095	10,549
Diluted FFO as adjusted applicable to common shares	$229,262	$339,980	$697,821	$1,016,715

Weighted average shares used to calculate diluted FFO as adjusted per common share	473,836	473,692	473,519	473,011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
FFO as adjusted applicable to common shares	$227,769	$336,513	$692,726	$1,006,166
Amortization of deferred compensation(9)	3,237	3,389	10,329	12,894
Amortization of deferred financing costs	3,439	5,037	11,141	15,598
Straight-line rents	(4,060)	(3,295)	(12,236)	(14,412)
Other depreciation and amortization	(2,360)	(2,986)	(7,718)	(8,921)
Leasing costs, tenant improvements, and recurring capital expenditures(10)	(28,783)	(23,822)	(79,903)	(66,176)
Lease restructure payments	311	1,868	1,165	14,480
CCRC entrance fees(11)	6,074	4,975	14,436	16,524
Deferred income taxes(12)	(3,807)	(3,431)	(10,523)	(8,977)
Other FAD adjustments	587	(708)	1,692	(2,739)
FAD applicable to common shares	$202,407	$317,540	$621,109	$964,437
Distributions on dilutive convertible units and other	1,596	3,513	5,250	10,622
Diluted FAD applicable to common shares	$204,003	$321,053	$626,359	$975,059

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Diluted earnings per common share	(0.02)	0.32	1.01	1.22
Depreciation and amortization	0.31	0.33	0.93	0.97
Loss (gain) on sales of real estate, net	(0.01)	—	(0.68)	(0.25)
Taxes associated with real estate dispositions(2)	—	—	(0.01)	0.11
Impairments (recoveries) of real estate, net(3)	0.05	—	0.05	—
Diluted FFO per common shares	$0.33	$0.65	$1.30	$2.05
Transaction-related items(4)	—	0.04	—	0.07
Other impairments (recoveries), net(5)	0.01	—	0.02	—
Severance and related charges(6)	0.01	0.03	0.01	0.03
Loss on debt extinguishment(7)	0.11	—	0.11	—
Litigation costs	—	—	0.01	—
Casualty-related charges (recoveries), net(8)	0.02	—	0.02	—
Diluted FFO as adjusted per common shares	$0.48	$0.72	$1.47	$2.15
_______________________________________

(1)
Other depreciation and amortization includes DFL depreciation and lease incentive amortization (reduction of straight-line rents) for the consideration given to terminate the 30 purchase options on the 153-property amended lease portfolio in the 2014 Brookdale transaction.

(2)
For the nine months ended September 30, 2017, represents income tax benefit associated with the disposition of real estate assets in our RIDEA II transaction. For the nine months ended September 30, 2016, represents income tax expense associated with the state built-in gain tax payable upon the disposition of specific real estate assets, of which $49 million relates to the HCRMC real estate portfolio.

(3)	Represents impairments on 11 senior housing triple-net facilities.

(4)
On January 1, 2017, we early adopted the Financial Accounting Standards Board Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”) which prospectively results in recognizing the majority of our real estate acquisitions as asset acquisitions rather than business combinations. Acquisition and pursuit costs relating to completed asset acquisitions are capitalized, including those costs incurred prior to January 1, 2017. Real estate acquisitions completed prior to January 1, 2017 were deemed business combinations and the related acquisition and pursuit costs were expensed as incurred. For the three and nine months ended September 30, 2016, primarily relates to the QCP spin-off.

(5)
For the three months ended September 30, 2017, relates to the impairment of our Tandem Mezzanine Loan. For the nine months ended September 30, 2017, relates to the impairments of our Tandem Mezzanine Loan, net of the impairment recovery upon the sale of our Four Seasons Notes in the first quarter of 2017.

(6)
For the three months ended September 30, 2017, primarily relates to the departure of our former Executive Vice President and Chief Accounting Officer. For the three months ended September 30, 2016, primarily relates to the departure of our former President and Chief Executive Officer.

(7)	Represents the premium associated with the prepayment of $500 million of senior unsecured notes.

(8)	Includes $11 million of casualty-related charges and a $2 million deferred income tax benefit.

(9)
Excludes $0.5 million related to the acceleration of deferred compensation for restricted stock units that vested upon the departure of our former Executive Vice President and Chief Accounting Officer, which is included in the severance and related charges for the three and nine months ended September 30, 2017. Excludes $6 million related to the acceleration of deferred compensation for restricted stock units and stock options that vested upon the departure of our former President and Chief Executive Officer, which is included in severance and related charges for the three and nine months ended September 30, 2016.

(10)	Includes our share of leasing costs and tenant and capital improvements from unconsolidated joint ventures.

(11)	Represents our 49% share of non-refundable entrance fees as the fees are collected by our CCRC JV, net of reserves and CCRC JV entrance fee amortization.

(12)	Excludes $2 million of deferred tax benefit from the casualty-related charges, which is included in casualty-related charges (recoveries), net for the three and nine months ended September 30, 2017.

For a reconciliation of NOI and Adjusted NOI to net income (loss), refer to Note 13 to the Consolidated Financial Statements. For a reconciliation of SPP NOI and Adjusted NOI to total portfolio NOI and Adjusted NOI by segment, refer to the analysis of each segment in “Results of Operations” above.

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
Interest Rate Risk.  At September 30, 2017, our exposure to interest rate risk is primarily on our variable rate debt. At September 30, 2017, $44 million of our variable-rate debt was hedged by interest rate swap transactions. The interest rate swaps are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable-rate debt to fixed interest rates.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. A one percentage point increase in interest rates would change the fair value of our fixed rate debt and investments by approximately $255 million and $0.8 million, respectively, and would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance at September 30, 2017, our annual interest expense and interest income would increase by approximately $9 million and $1 million, respectively.
Foreign Currency Risk.  At September 30, 2017, our exposure to foreign currencies primarily relates to U.K. investments in leased real estate, loans receivables and related GBP denominated cash flows. Our foreign currency exposure is partially mitigated through the use of GBP-denominated borrowings and a foreign currency swap contract. Based solely on our operating results for the three months ended September 30, 2017, including the impact of existing hedging arrangements, if the value of the GBP relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the quarter ended September 30, 2017, our cash flows would have decreased or increased, as applicable, by less than $1 million.
Market Risk.  We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At September 30, 2017, both the fair value and carrying value of marketable debt securities was $19 million.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.
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
None.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2017.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
July 1-31, 2017	2,807	$31.94	—	—
August 1-31, 2017	181	31.00	—	—
September 1-30, 2017	100	29.47	—	—
Total	3,088	31.80	—	—
_______________________________________

(1)
Represents shares of our common stock withheld under our equity incentive plans to offset tax withholding obligations that occur upon vesting of restricted shares and restricted stock units. The value of the shares withheld is based on the closing price of our common stock on the last trading day prior to the date the relevant transaction occurs.

Item 5. Other Information
(a)
None.
(b)
None.

Item 6. Exhibits

2.1
Separation and Distribution Agreement, dated October 31, 2016, by and between HCP and Quality Care Properties, Inc. (incorporated herein by reference to Exhibit 2.1 to HCP’s Current Report on Form 8-K (File No. 001-08895) filed October 31, 2016)

3.1	Articles of Restatement of HCP, dated June 1, 2012, as supplemented by the Articles Supplementary, dated July 31, 2017.*

3.2	Fifth Amended and Restated Bylaws of HCP, as amended through July 27, 2017.*

31.1	Certification by Thomas M. Herzog, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Peter A. Scott, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Thomas M. Herzog, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Peter A. Scott, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
_______________________________________
*       Filed herewith.
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2017	HCP, Inc.

(Registrant)

/s/ THOMAS M. HERZOG
Thomas M. Herzog
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PETER A. SCOTT
Peter A. Scott
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)