Form 10-K
period 2017-12-31
HCP, INC.
filed 2018-02-13
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $12.8 billion.
As of January 31, 2018 there were 469,443,487 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

HCP, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2017

All references in this report to “HCP,” the “Company,” “we,” “us” or “our” mean HCP, Inc., together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “HCP, Inc.” mean the parent company without its subsidiaries.
Cautionary Language Regarding Forward-Looking Statements
Statements in this Annual Report on Form 10-K that are not historical factual statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “forecast,” “plan,” “potential,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. Forward-looking statements reflect our current expectations and views about future events and are subject to risks and uncertainties that could significantly affect our future financial condition and results of operations. While forward-looking statements reflect our good faith belief and assumptions we believe to be reasonable based upon current information, we can give no assurance that our expectations or forecasts will be attained. Further, we cannot guarantee the accuracy of any such forward-looking statement contained in this Annual Report, and such forward-looking statements are subject to known and unknown risks and uncertainties that are difficult to predict. As more fully set forth under “Item 1A, Risk Factors” in this report, these risks and uncertainties include, but are not limited to:

•	our reliance on a concentration of a small number of tenants and operators for a significant percentage of our revenues;

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

•
competition for the acquisition and financing of suitable healthcare properties as well as competition for tenants and operators, including with respect to new leases and mortgages and the renewal or rollover of existing leases;

•
our concentration in the healthcare property sector, particularly in senior housing, life sciences and medical office buildings, which makes our profitability more vulnerable to a downturn in a specific sector than if we were investing in multiple industries;

•	our ability to identify replacement tenants and operators and the potential renovation costs and regulatory approvals associated therewith;

•	the risks associated with property development and redevelopment, including costs above original estimates, project delays and lower occupancy rates and rents than expected;

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

•
the effect on us and our tenants and operators of legislation, executive orders and other legal requirements, including compliance with the Americans with Disabilities Act, fire, safety and health regulations, environmental laws, the Affordable Care Act, licensure, certification and inspection requirements, and laws addressing entitlement programs and related services, including Medicare and Medicaid, which may result in future reductions in reimbursements or fines for noncompliance;

•
changes in federal, state or local laws and regulations, including those affecting the healthcare industry that affect our costs of compliance or increase the costs, or otherwise affect the operations, of our tenants and operators;

•	our ability to foreclose on collateral securing our real estate-related loans;

•
volatility or uncertainty in the capital markets, the availability and cost of capital as impacted by interest rates, changes in our credit ratings, and the value of our common stock, and other conditions that may adversely impact our ability to fund our obligations or consummate transactions, or reduce the earnings from potential transactions;

•	changes in global, national and local economic and other conditions, including currency exchange rates;

•	our ability to manage our indebtedness level and changes in the terms of such indebtedness;

•	competition for skilled management and other key personnel;

•	the potential impact of uninsured or underinsured losses;

•	our reliance on information technology systems and the potential impact of system failures, disruptions or breaches; and

•	our ability to maintain our qualification as a real estate investment trust.
Except as required by law, we do not undertake, and hereby disclaim, any obligation to update any forward-looking statements, which speak only as of the date on which they are made.

PART I

ITEM 1.	Business
General Overview

HCP, an S&P 500 company, invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). We are a Maryland corporation organized in 1985 and qualify as a self-administered real estate investment trust (“REIT”). We are headquartered in Irvine, California, with offices in Nashville and San Francisco. Our diverse portfolio is comprised of investments in the following reportable healthcare segments: (i) senior housing triple-net, (ii) senior housing operating portfolio (“SHOP”), (iii) life science and (iv) medical office. At December 31, 2017, we had 190 full-time employees.
On October 31, 2016, we completed the spin-off (the “Spin-Off”) of Quality Care Properties, Inc. (“QCP”) (NYSE: QCP). The Spin-Off included 338 properties, primarily comprised of the HCR ManorCare, Inc. (“HCRMC”) direct financing lease (“DFL”) investments and an equity investment in HCRMC. QCP is an independent, publicly-traded, self-managed and self-administrated REIT. See Note 5 to the Consolidated Financial Statements for further information on the Spin-Off.
For a description of our significant activities during 2017, see Item 7 in this report.
Business Strategy

We invest and manage our real estate portfolio for the long-term to maximize the benefit to our stockholders and support the growth of our dividends. The core elements of our strategy are: (i) to acquire, develop, lease, own and manage a diversified portfolio of quality healthcare properties across multiple geographic locations and business segments including senior housing, medical office, and life science, among others; (ii) to align ourselves with leading healthcare companies, operators and service providers which, over the long-term, should result in higher relative rental rates, net operating cash flows and appreciation of property values; and (iii) to maintain an investment grade balance sheet with adequate liquidity and long-term fixed rate debt financing with staggered maturities, which supports the longer-term nature of our investments, while reducing our exposure to interest rate volatility and refinancing risk at any point in the interest rate or credit cycles.
Internal Growth Strategies
We believe our real estate portfolio holds the potential for increased future cash flows as it is well-maintained and in desirable locations. Our strategy for maximizing the benefits from these opportunities is to: (i) work with new or existing tenants and operators to address their space and capital needs; and (ii) provide high-quality property management services in order to motivate tenants to renew, expand or relocate into our properties.
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
We may finance acquisitions and other investments through the following vehicles:

•	borrowings under our credit facility;

•	issuance or origination of debt, including unsecured notes, term loans and mortgage debt;

•	sale of ownership interests in properties or other investments; or

•	issuance of common or preferred stock or its equivalent.
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

Segments

The following table summarizes our revenues by segment (dollars in thousands):

	Year Ended December 31,
Segment	2017	%	2016	%	2015	%
Senior housing triple-net	$313,547	17	$423,118	20	$428,269	22
SHOP	525,473	29	686,822	32	518,264	27
Life science	358,816	19	358,537	17	342,984	18
Medical office	477,459	26	446,280	21	415,351	21
Other non-reportable segments	173,083	9	214,537	10	235,621	12
Total revenues	$1,848,378	100	$2,129,294	100	$1,940,489	100
Senior housing (triple-net and SHOP). Our senior housing facilities are managed utilizing triple-net leases and RIDEA structures, which are permitted by the Housing and Economic Recovery Act of 2008 (commonly referred to as “RIDEA”), and include independent living facilities (“ILFs”), assisted living facilities (“ALFs”), and memory care facilities (“MCFs”), and continuing care retirement communities ("CCRCs") which cater to different segments of the elderly population based upon their personal needs. Services provided by our tenants or operators in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicare and Medicaid.
We have entered into long-term agreements with operators to manage properties under a RIDEA structure. Under the provisions of RIDEA, a REIT may lease a “qualified healthcare property” on an arm’s length basis to a taxable REIT subsidiary (“TRS”), if the property is managed on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” RIDEA structures allow us to own the risks and rewards of the operations of healthcare facilities (as compared to leasing the property for contractual triple-net rents) in a tax efficient manner. We view RIDEA as a structure primarily to be used on properties that present attractive valuation entry points and/or growth profiles by: (i) transitioning the asset to a new operator that can bring scale, operating efficiencies, and/or ancillary services; or (ii) investing capital to reposition the asset. Our operators provide comprehensive facility management and accounting services for a majority of our senior housing RIDEA properties, for which we pay annual management fees pursuant to the aforementioned agreements. Most of the management agreements have terms ranging from 10 to 15 years, with three to four 5-year renewals. The base management fees are 4.5% to 5.0% of gross revenues (as defined) generated by the RIDEA facilities. In addition, there are incentive management fees payable to our operators if operating results of the RIDEA properties exceed pre-established EBITDAR (defined as earnings before interest, taxes, depreciation and amortization, and rent) thresholds.
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

•
Continuing Care Retirement Communities.  CCRCs offer several levels of service, including independent living, assisted living and nursing home care. CCRCs are different from other housing and care options for seniors because they usually provide written agreements or long-term contracts between residents and the communities (frequently lasting the term of the resident’s lifetime), which offer a continuum of housing, services and healthcare on one campus or site. CCRCs are appealing as they allow residents to “age in place.” CCRCs typically require the individual to be in relatively good health and independent upon entry.
The following table provides information about our senior housing triple-net tenant concentration for the year ended December 31, 2017:

Tenant	Percentage of Segment Revenues	Percentage of Total Revenues
Brookdale Senior Living, Inc. (“Brookdale”)(1)	47%	8%
_______________________________________

(1)
Excludes facilities operated by Brookdale in our SHOP segment, as discussed below. Our concentration with respect to Brookdale as a tenant is expected to decrease with the completion of the transaction with Brookdale (see Note 3 in the Consolidated Financial Statements for additional information).

As of December 31, 2017, Brookdale operated, in our SHOP segment, approximately 13% of our real estate investments based on total assets. Our concentration with respect to Brookdale as an operator in our SHOP segment is expected to decrease with the completion of the transaction with Brookdale (see Note 3 in the Consolidated Financial Statements for additional information) and the sale of our remaining 40% ownership interest in RIDEA II (see Note 5 in the Consolidated Financial Statements for additional information). Because operators manage our facilities in exchange for the receipt of a management fee, we are not directly exposed to the credit risk of the operators in the same manner or to the same extent as our triple-net tenants. However, adverse developments in their business and affairs or financial condition could impair their ability to efficiently and effectively manage our facilities.
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
Life science properties are primarily configured in business park or campus settings and include multiple buildings. The business park and campus settings allow us the opportunity to provide flexible, contiguous/adjacent expansion to accommodate the growth of existing tenants. Our properties are located in well-established geographical markets known for scientific research and drug discovery, including San Francisco (63%) and San Diego (25%), California, Boston, Massachusetts, and Durham, North Carolina (based on square feet). At December 31, 2017, 93% of our life science properties were triple-net leased (based on leased square feet).
The following table provides information about our life science tenant concentration for the year ended December 31, 2017:

Tenants	Percentage of Segment Revenues	Percentage of Total Revenues
Amgen, Inc.	15%	3%
Google LLC	10%	2%
Medical office.   Medical office buildings (“MOBs”) typically contain physicians’ offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these facilities are similar to commercial office buildings, they require additional plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room, and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain vaults or other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices), with approximately 81% of our MOBs, based on square feet, located on hospital campuses and 94% affiliated with hospital systems. Occasionally, we invest in MOBs located on hospital campuses, which may be subject to ground leases. At December 31, 2017, approximately 54% of our medical office buildings were net leased (based on leased square feet) with the remaining leased under gross or modified gross leases.

The following table provides information about our medical office tenant concentration for the year ended December 31, 2017:

Tenant	Percentage of Segment Revenues	Percentage of Total Revenues
Hospital Corporation of America ("HCA")(1)	17%	6%
_______________________________________

(1)	Percentage of total revenues from HCA includes revenues earned from both our medical office and other non-reportable segments.
Other non-reportable segments.  At December 31, 2017, we had interests in 14 hospitals, 61 care homes in the United Kingdom (“U.K.”), one post-acute/skilled nursing facilities (“SNF”) and debt investments. Additionally, we had interests in 72 senior housing facilities, four life science facilities, three MOBs and three SNFs owned and operated by our unconsolidated joint ventures. Services provided by our tenants and operators in hospitals are paid for by private sources, third-party payors (e.g., insurance and HMOs) or through Medicare and Medicaid programs. Our hospital property types include acute care, long-term acute care, and specialty and rehabilitation hospitals. Care homes offer personal care services, such as lodging, meal services, housekeeping and laundry services, medication management and assistance with ADL. Care homes are registered to provide different levels of services, ranging from personal care to nursing care. Some homes can be further registered for a specific care need, such as dementia or terminal illness. SNFs offer restorative, rehabilitative and custodial nursing care for people following a hospital stay or not requiring the more extensive and complex treatment available at hospitals. All of our care homes in the U.K., hospitals and SNFs are triple-net leased.
Competition

Investing in real estate serving the healthcare industry is highly competitive. We face competition from other REITs, investment companies, pension funds, private equity investors, sovereign funds, healthcare operators, lenders, developers and other institutional investors, some of whom may have greater flexibility (e.g., non-REIT competitors), resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. Our ability to compete may also be impacted by global, national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation and population trends.
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
Government Regulation, Licensing and Enforcement

Overview
Our healthcare facility operators (which include our TRSs when we use a RIDEA structure) and tenants are typically subject to extensive and complex federal, state and local healthcare laws and regulations relating to quality of care, licensure and certificate of need, government reimbursement, fraud and abuse practices, and similar laws governing the operation of healthcare facilities, and we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. These regulations are wide ranging and can subject our tenants and operators to civil, criminal and administrative sanctions. Affected tenants and operators may find it increasingly difficult to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties are subject to oversight from several government agencies, and the laws may vary from one jurisdiction to another. Changes in laws, regulations, reimbursement enforcement activity and regulatory non-compliance by our tenants and operators can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under “Item 1A, Risk Factors” in this report.

The following is a discussion of certain laws and regulations generally applicable to our operators, and in certain cases, to us.
Fraud and Abuse Enforcement
There are various extremely complex U.S. federal and state laws and regulations (and in relation to our facilities located in the U.K., national laws and regulations of England, Scotland, Northern Ireland, and Wales) governing healthcare providers’ relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include: (i) U.S. federal and state false claims acts and U.K. anti-fraud legislation and regulation, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other U.S. federal or state or U.K. healthcare programs; (ii) U.S. federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit or restrict the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services, and U.K. legislation and regulations on financial inducements and vested interests; (iii) U.S. federal and state physician self-referral laws (commonly referred to as the “Stark Law”), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship; and (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services. Violations of U.S. and U.K. healthcare fraud and abuse laws carry civil, criminal and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. These laws are enforced by a variety of federal, state and local agencies and in the U.S. can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Many of our tenants and operators are subject to these laws, and may become the subject of governmental enforcement actions or whistleblower actions if they fail to comply with applicable laws. Additionally, beginning in November 2019, the licensed operators of our U.S. long-term care facilities will be required to have compliance and ethics programs that meet the requirements of federal regulations. We have begun the process of developing and implementing such programs.
Laws and Regulations Governing Privacy and Security
There are various U.S. federal and state and U.K. privacy laws and regulations, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1996 (commonly referred to as “HIPAA”) and the U.K. Data Protection Act 1998, which provide for the privacy and security of personal health information. An increasing focus of the U. S. Federal Trade Commission’s (“FTC’s”) consumer protection regulation is the impact of technological change on protection of consumer privacy. The FTC has taken enforcement action against companies that do not abide by their representations to consumers regarding electronic security and privacy. To the extent we or our affiliated operating entities are a covered entity or business associate under HIPAA and the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), compliance with those requirements would require us to, among other things, conduct a risk analysis, implement a risk management plan, implement policies and procedures, and conduct employee training. In most cases, we are dependent on our tenants and management companies to fulfill our compliance obligations. Because of the far reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our systems and data security procedures to be in compliance with these laws. Our failure to protect health information could subject us to civil or criminal liability and adverse publicity, and could harm our business and impair our ability to attract new customers and residents. We may be required to notify individuals, as well as government agencies and the media, if we experience a data breach.
Reimbursement
Sources of revenue for some of our tenants and operators include, among others, governmental healthcare programs, such as the federal Medicare programs and state Medicaid programs and, in the U.K., the National Health Service (“NHS”) and local authority funding, and non-governmental third-party payors, such as insurance carriers and HMOs. As federal and state governments focus on healthcare reform initiatives, and as the federal government and many states face significant current and future budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and operators. Similarly, in the U.K., the NHS and the local authorities are undertaking efforts to reduce costs, which may result in reduced or slower growth in reimbursement for certain services provided by our U.K. tenants and operators. Additionally, new and evolving payor and provider programs in the U.S., including but not limited to Medicare Advantage, Dual Eligible, Accountable Care Organizations (“ACO”), and Bundled Payments could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations.

Healthcare Licensure and Certificate of Need
Certain healthcare facilities in our portfolio (including our facilities located in the U.K.) are subject to extensive national, federal, state and local licensure, certification and inspection laws and regulations. A healthcare facility’s failure to comply with these laws and regulations could result in a revocation, suspension, or non-renewal of the facility’s license, which could adversely affect the facility’s operations and ability to bill for items and services provided at the facility. In addition, various licenses and permits are required to handle controlled substances (including narcotics), operate pharmacies, handle radioactive materials and operate equipment. Many states in the U.S. require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion or closure of certain healthcare facilities. The approval process related to state certificate of need laws may impact the ability of some of our tenants and operators to expand or change their businesses.
Life Science Facilities
While our life science tenants include some well-established companies, other tenants are less established and, in some cases, may not yet have a product approved by the Food and Drug Administration, or other regulatory authorities, for commercial sale. Creating a new pharmaceutical product or medical device requires substantial investments of time and capital, in part because of the extensive regulation of the healthcare industry; it also entails considerable risk of failure in demonstrating that the product is safe and effective and in gaining regulatory approval and market acceptance.
Senior Housing Entrance Fee Communities
Certain of our senior housing facilities, primarily the CCRCs in our unconsolidated joint ventures, are operated as entrance fee communities. Generally, an entrance fee is an upfront fee or consideration paid by a resident, a portion of which may be refundable, in exchange for some form of long-term benefit, typically consisting of a right to receive certain personal or health care services. Some of the entrance fee communities are subject to significant state regulatory oversight, including, for example, oversight of each facility’s financial condition, establishment and monitoring of reserve requirements and other financial restrictions, the right of residents to cancel their contracts within a specified period of time, the right of residents to receive a refund of their entrance fees, lien rights in favor of the residents, restrictions on change of ownership and similar matters.
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
We maintain property insurance for all of our properties, primary for our SHOP, life science and medical office segments. Tenants under triple-net leases, primarily in our senior housing triple-net segment, are required to provide primary property, business interruption and liability insurance. We maintain separate general and professional liability insurance for our SHOP facilities. Additionally, our corporate general liability insurance program also extends coverage for all of our properties beyond the aforementioned. We periodically review whether we or our RIDEA operators will bear responsibility for maintaining the required insurance coverage for the applicable SHOP properties, but the costs of such insurance are facility expenses paid from the revenues of those properties, regardless of who maintains the insurance.
See Note 16 to the Consolidated Financial Statements for further information relating to casualty-related losses and recoveries incurred as a result of the hurricanes in the third quarter of 2017.
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
Our 2017 sustainability achievements include being named an ENERGY STAR Partner of the Year and constituency in the FTSE4Good Index series for the sixth consecutive year. We also earned the Green Star designation from the Global Real Estate Sustainability Benchmark, or GRESB, and were named to the Leadership Band by CDP for outstanding ESG performance. We achieved constituency in the North America Dow Jones Sustainability Index (“DJSI”) for the fifth consecutive year, as well as the World DJSI for the third time. Additionally, we were included in The Sustainability Yearbook 2018, a listing of the world’s most sustainable companies. The list is compiled according to the results of RobecoSAM’s annual Corporate Sustainability Assessment, which also determines constituency for the Dow Jones Sustainability Index (“DJSI”) series. For additional information regarding our ESG sustainability initiatives and our approach to climate change, please visit our website at www.hcpi.com/sustainability.
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
We manage our facilities utilizing RIDEA and triple-net lease structures. As of December 31, 2017, Brookdale leased or managed 78 senior housing facilities that we own and 62 SHOP facilities owned by our unconsolidated joint venture pursuant to long-term leases and management agreements. These properties represent a substantial portion of our portfolio, revenues and operating income.
Properties managed by Brookdale in our SHOP segment as of December 31, 2017, accounted for 13% of our total assets. Although we have various rights as the property owner under our management agreements, we rely on Brookdale’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our related senior living operations efficiently and effectively. We also rely on Brookdale to set appropriate resident fees, manage occupancy, provide accurate and complete property-level financial results for these senior housing communities in a timely manner and otherwise operate them in compliance with the terms of our management agreements and all applicable laws and regulations.
Properties leased by Brookdale accounted for 8% of our revenues for the year ended December 31, 2017. In its capacity as a triple-net tenant, we depend on Brookdale to pay all insurance, tax, utilities, maintenance and repair expenses in connection with the leased properties. Brookdale may not have sufficient assets, income and access to financing to enable it to satisfy its obligations to us, and any failure, inability or unwillingness by Brookdale to do so would have a material adverse effect on us. In addition, we depend on Brookdale’s adequate maintenance and repair of the properties to remain competitive and attract and retain patients and residents. Adverse developments in Brookdale’s business and related declining rent coverage ratios have increased its credit risk. If these adverse developments result in prolonged inadequate property maintenance or improvements, or impair Brookdale’s access to capital necessary for maintenance or improvements, it would likely lead to a significant reduction in occupancy rates and market rents and have a materially adverse effect on us.
Brookdale has experienced significant challenges in recent years, including poor operational performance, ongoing class action litigation, stockholder activism and portfolio restructuring execution, among others. Brookdale has been adversely affected by increased competition that has negatively impacted occupancy rates and, in certain cases, Brookdale has offered additional discounts and incentives to residents. Brookdale, as well as our other operators, have also experienced labor expense pressure and increased labor turnover. Additionally, Brookdale has announced that it is considering corporate strategic alternatives. Brookdale’s operational, legal and financial challenges and its pursuit of strategic alternatives could significantly divert management’s attention, increase employee turnover, and impair its ability to manage our properties or its operations efficiently and effectively. These challenges and any adverse developments in Brookdale’s business, affairs and financial results could result in, among other adverse events, declining operational and financial performance of our properties, acceleration of Brookdale’s indebtedness, impairment of its continued access to capital, the enforcement of default remedies by its counterparties or the commencement of insolvency proceedings by or against it under the U.S. Bankruptcy Code.
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
Brookdale also relies on reimbursements from governmental programs for a portion of its revenues. Changes in reimbursement policies and other governmental regulation, such as potential changes to, or repeal of, the Patient Protection and Affordable Care Act, along with the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), that may result from actions by Congress or executive orders, may result in reductions in Brookdale’s revenues, operations and cash flows and affect its ability to meet its obligations to us. For a further discussion of the legislation and regulation that are applicable to us and our tenants, operators and borrowers, see “The requirements of, or changes to, governmental reimbursement programs such as Medicare or Medicaid, may adversely affect our tenants’, operators’ and borrowers’ ability to meet their financial and other contractual obligations to us.” While Brookdale generally has also agreed to indemnify us for various claims, litigation and liabilities arising in connection with its business, it may have insufficient assets, income, access to financing and/or insurance coverage to enable them to satisfy its indemnification obligations.

We are currently in the process of reducing our exposure to Brookdale through asset sales and transitions to other operators (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations--2017 Transaction Overview--Master Transactions and Cooperation Agreement with Brookdale” for more information). However, we may not be able to sell or transition assets managed or leased by Brookdale according to our plans or within our anticipated timeframe. In addition, the sale and transition process may divert Brookdale’s attention from the performance of the properties we are selling or transitioning, or from our properties Brookdale will continue to manage or lease from us following the contemplated transactions. This could result in further operational challenges and/or declining financial performance of our properties during or after the transition period. The inability, unwillingness or other failure of Brookdale to pursue the optimal performance of our properties or to meet its obligations to us under its leases and management agreements could materially reduce our cash flow, net operating income and results of operations and have other materially adverse effects on our business, results of operations and financial condition.
The bankruptcy, insolvency or financial deterioration of one or more of our major tenants, operators or borrowers may materially adversely affect our business, results of operations and financial condition.
We lease our properties directly to operators in most cases, and in certain other cases, we lease to third party tenants who enter into long-term management agreements with operators to manage the properties. We are also a direct or indirect lender to various tenants and operators and separately provide loans to certain third parties. We have very limited control over the success or failure of our tenants’, operators’ and borrowers’ businesses. Any of our tenants or operators may experience a downturn in their business that materially weakens their financial condition. As a result, they may fail to make payments when due. For example, one of our borrowers, Tandem Health Care (“Tandem”), has failed to make its required interest payments to us since November 10, 2017, which resulted in an event of default and adversely affected our revenues. Although we generally have arrangements and other agreements that give us the right under specified circumstances to terminate a lease, evict a tenant or operator, or demand immediate repayment of outstanding loan amounts or other obligations to us, we may determine not to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.
A downturn in any of our tenants’, operators’ or borrowers’ businesses could ultimately lead to bankruptcy if it is unable to timely resolve the underlying causes, which may be largely outside of its control. Bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization that may render certain of these remedies unenforceable, or, at the least, delay our ability to pursue such remedies and realize any recoveries in connection therewith. For example, we cannot evict a tenant or operator solely because of its bankruptcy filing.
A debtor has the right to assume, or to assume and assign to a third party, or to reject its executory contracts and unexpired leases in a bankruptcy proceeding. If a debtor were to reject its leases with us, obligations under such rejected leases would cease. The claim against the rejecting debtor would be an unsecured claim, which would be limited by the statutory cap set forth in the U.S. Bankruptcy Code. This statutory cap may be substantially less than the remaining rent actually owed under the lease. In addition, a debtor may also assert in bankruptcy proceedings that leases should be re-characterized as financing agreements, which could result in our being deemed a lender instead of a landlord. A lender’s rights and remedies, as compared to a landlord’s, generally are materially less favorable, and our rights as a lender may be subordinated to other creditors’ rights.
Furthermore, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing our remedies unless we first obtain relief from the court having jurisdiction over the bankruptcy case. This would effectively limit or delay our ability to collect unpaid rent or interest payments, and we may ultimately not receive any payment at all. In addition, we would likely be required to fund certain expenses and obligations (e.g., real estate taxes, insurance, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant, operator or manager. Additionally, we lease many of our facilities to healthcare providers who provide long-term custodial care to the elderly. Evicting these operators for failure to pay rent while the facility is occupied may involve specific procedural or regulatory requirements and may not be successful. Even if eviction is possible, we may determine not to do so due to reputational or other risks.
Bankruptcy or insolvency proceedings typically also result in increased costs to the operator, significant management distraction and performance declines. If we are unable to transition affected properties, they would likely experience prolonged operational disruption, leading to lower occupancy rates and further depressed revenues. Publicity about the operator’s financial condition and insolvency proceeds may also negatively impact their and our reputations, decreasing customer demand and revenues. Any or all of these risks could have a material adverse effect on our revenues, results of operations and cash flows. These risks would be magnified where we lease multiple properties to a single operator under a master lease, as an operator failure or default under a master lease would expose us to these risks across multiple properties.
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
In addition, our operators’ revenues are determined by a number of factors, including licensed bed capacity, occupancy, the healthcare needs of residents, the rate of reimbursement, and the income and assets of seniors in the regions in which we operate. For example, due to generally increased vulnerability to illness, a severe flu season, an epidemic or any other widespread illness could result in early move-outs or delayed move-ins during quarantine periods, which would reduce our operators’ revenues. Additionally, new and evolving payor and provider programs in the United States, including but not limited to Medicare Advantage, Dual Eligible, Accountable Care Organizations, and Bundled Payments, have resulted in reduced reimbursement rates, average length of stay and average daily census, particularly for higher acuity patients.
Furthermore, potential executive orders and legislation have introduced uncertainty in the direction of the healthcare regulatory landscape and we cannot predict the impact of any regulatory or legislative changes on the industry or our ability to compete effectively therein. See the risks described under “Legislation and Regulation-The requirements of, or changes to, governmental reimbursement programs such as Medicare or Medicaid, may adversely affect our tenants’, operators’ and borrowers’ ability to meet their financial and other contractual obligations to us.”
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
In addition, we are exposed to the risks inherent in concentrating our investments in real estate, which investments are relatively illiquid. Our ability to quickly sell or transition any of our properties in response to changes in the performance of our properties or economic and other conditions is limited. We may be unable to recognize full value for any property that we seek to sell for liquidity reasons. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations.
Changes within the life science industry may adversely impact our revenues and results of operations.
Our life science investments could be adversely affected if the life science industry is impacted by an economic, financial, or banking crisis or if the life science industry migrates from the U.S. to other countries or to areas outside of primary life science markets in South San Francisco, San Diego and greater Boston. Also, some of our properties may be better suited for a particular life science industry client tenant and could require modification before we are able to re-lease vacant space to another life science industry client tenant. Generally, our properties may not be suitable for lease to traditional office client tenants without significant expenditures on renovations.
Our ability to negotiate contractual rent escalations on future leases and to achieve increases in rental rates will depend upon market conditions and the demand for life science properties at the time the leases are negotiated and the increases are proposed.
Many life science entities have completed mergers or consolidations. Future mergers or consolidations of life science entities could reduce the amount of rentable square footage requirements of our client tenants and prospective client tenants, which may adversely impact our revenues from lease payments and results of operations.
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

•
the research, development, clinical testing, manufacture and marketing of some of our tenants’ products require federal, state and foreign regulatory approvals which may be costly or difficult to obtain, may take several years and be subject to delay, may not be obtained at all, require valuation through clinical trials and the use of substantial resources, and may often be unpredictable;

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
Economic and other conditions that negatively affect geographic areas from which a greater percentage of our revenue is recognized could materially adversely affect our business, results of operations and financial condition.
For the year ended December 31, 2017, 26% of our revenue was derived from properties located in California, which is also where substantially all of our life science portfolio is located. As a result, we are subject to increased exposure to adverse conditions affecting the state, including downturns in the local economies or changes in local real estate conditions, increased competition or decreased demand, changes in state-specific legislation and local climate events and natural disasters (such as earthquakes, wildfires and hurricanes), which could cause significant disruption in our businesses in the region, harm our ability to compete effectively, result in increased costs and divert more management attention, any or all of which could adversely affect our business and results of operations.
If we must replace any of our tenants or operators, we may have difficulty identifying replacements and we may be required to incur substantial renovation costs to make certain of our healthcare properties suitable for other tenants and operators.
We cannot predict whether our tenants will renew existing leases beyond their current term. If we or our tenants terminate or do not renew the leases for our properties, we would attempt to reposition those properties with another tenant or operator. We may also voluntarily change operators for a variety of reasons. For example, in November 2017, we announced a plan to transition a significant number of properties managed by Brookdale to other operators as part of our strategic plan to reduce our concentration of assets managed or leased by Brookdale. Healthcare facilities are typically highly customized. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and at times tenant-specific and are typically subject to regulatory requirements. A new or replacement tenant or operator may require different features in a property, depending on that tenant’s or operator’s particular business. In addition, infrastructure improvements for life science facilities typically are significantly more costly than improvements to other property types, and we may be unable to recover part or all of these higher costs. Therefore, if a current tenant or operator is unable to pay rent and/or vacates a property, we may incur substantial expenditures to modify a property and experience delays before we are able to secure another tenant or operator or to accommodate multiple tenants or operators. These expenditures or renovations and delays may materially adversely affect our business, results of operations and financial condition.

Additionally, we may fail to identify suitable replacements or enter into leases or other arrangements with new tenants or operators on a timely basis or on terms as favorable to us as our current leases, if at all. Furthermore, during transition periods to new tenants or operators, we anticipate that the attention of existing tenants or operators will be diverted from the performance of the properties, which would cause the financial and operational performance at these properties to further decline. We also may be required to fund certain expenses and obligations such as real estate taxes, debt costs and maintenance expenses, to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. In addition, we may incur certain obligations and liabilities, including obligations to indemnify the replacement tenant or operator, which could have a materially adverse effect on our business, results of operations and financial condition.
We face additional risks associated with property development and redevelopment that can render a project less profitable or not profitable at all and, under certain circumstances, prevent completion of development activities once undertaken.
Property development is a component of our growth strategy. At December 31, 2017, our actual investment and estimated commitments under our development and redevelopment platforms, including land held for development, represented approximately $682 million, or 5% of our total assets. Large-scale, ground-up development of healthcare properties presents additional risks for us, including risks that:

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

•
the project may not be completed on schedule as a result of a variety of factors that are beyond our control, including natural disasters, labor conditions, material shortages, regulatory hurdles, civil unrest and acts of war, which result in increases in construction costs and debt service expenses or provide tenants or operators with the right to terminate pre-construction leases; and

•	occupancy rates and rents at a newly completed property may not meet expected levels and could be insufficient to make the property profitable.
Any of the foregoing risks could materially adversely affect our business, results of operations and financial condition.
Our use of joint ventures may limit our flexibility with jointly owned investments.
We have and may continue to develop and/or acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. Our participation in joint ventures is subject to risks that may not be present with other methods of ownership, including:

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

•	our ability to transfer our interest in a joint venture to a third party may be restricted and the market for our interest may be limited;

•	our joint venture partners may be structured differently than us for tax purposes, and this could create conflicts of interest and risks to our REIT status;

•
our joint venture partners might become insolvent, fail to fund their share of required capital contributions or fail to fulfill their obligations as a joint venture partner, which may require us to infuse our own capital into the venture on behalf of the partner despite other competing uses for such capital; and

•	our joint venture partners may have competing interests in our markets that could create conflict of interest issues.
Any of the foregoing risks could materially adversely affect our business, results of operations and financial condition. In addition, in some instances, we and/or our joint venture partner will have the right to cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest will be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. This would require us to sell our interest in the joint venture when we would otherwise prefer to retain it.
From time to time we have made, and we may seek to make, one or more material acquisitions, which may involve the expenditure of significant funds.
We regularly review potential transactions in order to maximize stockholder value. Our review process may require significant management attention and a potential transaction could be abandoned or rejected by us or the other parties involved after we expend significant resources and time. In addition, future acquisitions may require the issuance of securities, the incurrence of debt, assumption of contingent liabilities or incurrence of significant expenditures, each of which could materially adversely impact our business, financial condition or results of operations. In addition, the financing required for acquisitions may not be available on commercially favorable terms or at all.
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
In some states, advocacy groups have been created to monitor the quality of care at healthcare facilities, and these groups have brought litigation against the tenants and operators of such facilities. Also, in several instances, private litigation by patients, residents or “whistleblowers” has sought, and sometimes resulted in, large damage awards. See “The requirements of, or changes to, governmental reimbursement programs such as Medicare or Medicaid, may adversely affect our tenants’, operators’ and borrowers’ ability to meet their financial and other contractual obligations to us.” The effect of this litigation and other potential litigation may materially increase the costs incurred by our tenants, operators and borrowers for monitoring and reporting quality of care compliance. In addition, their cost of liability and medical malpractice insurance can be significant and may increase or not be available at a reasonable cost so long as the present healthcare litigation environment continues. Cost increases could cause our tenants and operators to be unable to make their lease or mortgage payments or fail to purchase the appropriate liability and malpractice insurance, or cause our borrowers to be unable to meet their obligations to us, potentially decreasing our revenues and increasing our collection and litigation costs.
In addition, as a result of our ownership of healthcare facilities, we may be named as a defendant in lawsuits arising from the alleged actions of our tenants or operators. While our operators generally have agreed to indemnify us for various claims, litigation and liabilities arising in connection with their operation of our properties, they may have insufficient assets, income, access to financing and/or insurance coverage to enable them to satisfy their indemnification obligations, in which case we would incur unanticipated expenditures. Furthermore, although our leases and agreements provide us with certain information rights with respect to our tenants and operators, one or more of our tenants may be or become party to pending litigation or investigation to which we are unaware or do not have a right to participate or evaluate. In such cases, we would be unable to determine the potential impact of such litigation or investigation on our tenants or our business or results. Moreover, negative publicity of any of our operators’ or tenants’ litigation, other legal proceedings or investigations may also negatively impact their and our reputation, resulting in lower customer demand and revenues, which could have a material adverse effect on our financial condition, results of operations and cash flow.
We, through our subsidiaries, enter into management contracts with third party eligible independent contractors to manage some of our facilities whereby we assume additional operational risks and are subject to additional regulation and liability.
RIDEA structures at the year ended December 31, 2017, accounted for 12% of our total assets. RIDEA permits REITs, such as us, to lease healthcare facilities that we own or partially own to a TRS, provided that our TRS hires an independent qualifying management company to operate the facility. Under the RIDEA lease structure, the independent qualifying management company receives a management fee from our TRS for operating the facility as an independent contractor. As the owner of the facility contracting out operational responsibility, we assume most of the operational risk relative to other structures because we lease our facility to our own partially- or wholly-owned subsidiary rather than a third party operator. Our resulting revenues therefore depend most on occupancy rates, the rates charged to residents and the ability to control operating expenses. Our TRS, and hence we, are responsible for any operating deficits incurred by the facility.
The operator, which would be our TRS when we use a RIDEA lease structure, of a healthcare facility is generally required to be the holder of the applicable healthcare license. This licensing requirement subjects our TRS and us (through our ownership interest in our TRS) to various regulatory laws, including those described above. Most states regulate and inspect healthcare facility operations, patient care, construction and the safety of the physical environment. If one or more of our healthcare real estate facilities fails to comply with applicable laws, our TRS, if it holds the healthcare license and is the entity enrolled in government health care programs, would be subject to penalties including loss or suspension of license, certification or accreditation, exclusion from government healthcare programs (i.e., Medicare, Medicaid), administrative sanctions, civil monetary penalties, and in certain instances, criminal penalties. Additionally, when we receive individually identifiable health information relating to residents of our TRS-operated healthcare facilities, we are subject to federal and state data privacy and confidentiality laws and rules, and could be subject to liability in the event of an audit, complaint, or data breach. Furthermore, if our TRS holds the healthcare license, it could have exposure to professional liability claims arising out of an alleged breach of the applicable standard of care rules.
In addition, rents from this TRS structure are treated as qualifying rents from real property if (i) they are paid pursuant to an arms-length lease of a “qualified healthcare property” with the TRS and (ii) the manager qualifies as an “eligible independent contractor,” as defined in the Internal Revenue Code of 1986, as amended (the “Code”). If either of these conditions is not satisfied, then the rents will not be qualifying rents.
The requirements of, or changes to, governmental reimbursement programs such as Medicare or Medicaid, may adversely affect our tenants’, operators’ and borrowers’ ability to meet their financial and other contractual obligations to us.
Certain of our tenants, operators and borrowers are affected, directly or indirectly, by an extremely complex set of federal, state and local laws and regulations pertaining to governmental reimbursement programs. These laws and regulations are subject to frequent and substantial changes that are sometimes applied retroactively. See “Item 1—Business—Government Regulation, Licensing and Enforcement.” For example, to the extent that our tenants, operators or borrowers receive a significant portion of their revenues from governmental payors, primarily Medicare and Medicaid, they are generally subject to, among other things:

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
For example, we have provided a loan to Tandem Health Care (“Tandem”), a property company that owns and operates 32 post-acute/skilled nursing facilities, in addition to operating nine leasehold interests, totaling 4,766 beds (the “Tandem Portfolio”) (see Note 7 to the Consolidated Financial Statements for additional information). Affiliates of the sole tenant and operator of Tandem’s facilities, Consulate, were named in a qui tam or “whistleblower” action that alleged that Consulate overbilled the federal government and the State of Florida (United States of America v. CMC II, LLC, et al, U.S. District Court, M.D. Florida). In February, 2017, a jury returned an adverse verdict against five Consulate entities as defendants, resulting in a $348 million judgment against all defendants. As a result of these legal and financial challenges, Consulate has failed to fully pay its contractual rent to Tandem since April 1, 2017, which has impacted Tandem’s ability to service its debt obligations to us. Since November 10, 2017, Tandem has failed to make its required interest payment to us, resulting in an event of default and adversely impacting our results of operations. On January 11, 2018, the Court overturned the jury verdict against Consulate and vacated the judgment. The plaintiff has provided notice that it will appeal the ruling, and we cannot predict the outcome. It is also possible that the parties could reach an out-of-court settlement. An unfavorable ruling against Consulate on appeal would have a materially adverse effect on its financial condition, cash flows and results of operations. This would cause additional declines in the Tandem Portfolio’s operating performance and would likely negatively affect Consulate’s and Tandem’s ability to raise capital, which would further adversely affect Tandem’s ability to meet its debt service obligations to us. We are currently evaluating our options in respect of the Tandem mezzanine loan. Regardless of the ultimate outcome, our tenants, operators and borrowers could be adversely affected by the resources required to respond to an investigation or other enforcement action. In such event, the results of operations and financial condition of our tenants and the results of operations of our properties operated by those entities could be materially adversely affected, which, in turn, could have a materially adverse effect on us.
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
Furthermore, executive orders and legislation may amend or repeal the Affordable Care Act and related regulations in whole or in part. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare system. We cannot quantify or predict the likely impact of these possible changes on our business model, prospects, financial condition or results of operations.
Legislation to address federal government operations and administration decisions affecting the Centers for Medicare and Medicaid Services could have a materially adverse effect on our tenants’, operators’ and borrowers’ liquidity, financial condition or results of operations.
Congressional consideration of legislation pertaining to the federal debt ceiling, the Affordable Care Act, tax reform and entitlement programs, including reimbursement rates for physicians, could have a materially adverse effect on our tenants’, operators’ and borrowers’ liquidity, financial condition or results of operations. In particular, reduced funding for entitlement programs such as Medicare and Medicaid would result in increased costs and fees for programs such as Medicare Advantage Plans and additional reductions in reimbursements to providers. Amendments to or repeal of the Affordable Care Act and decisions by the Centers for Medicare and Medicaid Services could impact the delivery of services and benefits under Medicare, Medicaid or Medicare

Advantage Plans and could affect our tenants and operators and the manner in which they are reimbursed by such programs. Such changes could have a materially adverse effect on our tenants’, operators’ and borrowers’ liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and could have a materially adverse effect on us.
Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make expenditures that adversely affect our cash flows.
Our properties must comply with applicable ADA and any similar state and local laws. This may require removal of barriers to access by persons with disabilities in public areas of our properties. Noncompliance could result in imposition of fines or an award of damages to private litigants and the incurrence of additional costs associated with bringing the properties into compliance. While the tenants to whom we lease our properties are obligated to comply with the ADA and similar state and local provisions, and typically under tenant leases are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. As a result, we could be required to expend funds to comply with the provisions of the ADA and similar state and local laws on behalf of tenants, which could adversely affect our results of operations and financial condition.
In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations. New and revised regulations and codes may be adopted by governmental agencies and bodies and become applicable to our properties. Compliance could require substantial capital expenditures, and may restrict our ability to renovate our properties. These expenditures and restrictions could have a material adverse effect on our ability to meet our financial obligations.
Tenants and operators that fail to comply with federal, state, local and international laws and regulations, including licensure, certification and inspection requirements, may cease to operate or be unable to meet their financial and other contractual obligations to us.
Our tenants, operators and borrowers are subject to or impacted by extensive, frequently changing federal, state, local and international laws and regulations. These laws and regulations include, among others: laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our tenants and operators conduct their business, such as fire, health and safety, data security and privacy laws; federal and state laws affecting hospitals, clinics and other healthcare communities that participate in both Medicare and Medicaid that mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants, and similar foreign laws regulating the healthcare industry; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the ADA and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration or similar foreign agencies. Certain of our properties may also require a license, registration and/or certificate of need to operate.
Our tenants’, operators’ or borrowers’ failure to comply with any of these laws, regulations or requirements could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from government healthcare programs, civil liability, loss of license or closure of the facility and/or the incurrence of considerable costs arising from an investigation or regulatory action, which may have an adverse effect on facilities owned by or mortgaged to us, and therefore may materially adversely impact us. See “Item 1—Business—Government Regulation, Licensing and Enforcement—Healthcare Licensure and Certificate of Need” above.
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
Transfers of healthcare facilities to successor tenants or operators are typically subject to regulatory approvals or ratifications, including, but not limited to, change of ownership approvals and Medicare and Medicaid provider arrangements that are not required for transfers of other types of commercial operations and other types of real estate. The replacement of any tenant or operator could be delayed by the regulatory approval process of any federal, state or local government agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. If we are unable to find a suitable replacement tenant or operator upon favorable terms, or at all, we may take possession of a facility, which could expose us to successor liability, require us to indemnify subsequent operators to whom we transfer the operating rights and licenses, or require us to spend substantial time and funds to preserve the value of the property and adapt the facility to other uses, all of which may materially adversely affect our business, results of operations and financial condition.
Risks Related to Our Capital Structure and Market Conditions

Interest rate increases could result in a decrease in our stock price and increased interest costs on new debt and existing variable rate debt, which could materially adversely impact our ability to refinance existing debt, sell assets and conduct acquisition, investment and development activities.
An increase in interest rates could reduce the amount investors are willing to pay for our common stock. Because REIT stocks are often perceived as high-yield investments, investors may perceive less relative benefit to owning REIT stocks as interest rates and the yield on government treasuries and other bonds increase.
Additionally, we have existing debt obligations that are variable rate obligations with interest and related payments that vary with the movement of certain indices. If interest rates increase, so would our interest costs for any variable rate debt and for new debt. This increased cost would make the financing of any acquisition and development activity more costly. Rising interest rates could limit our ability to refinance existing debt when it matures, or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.
We manage a portion of our exposure to interest rate risk by accessing debt with staggered maturities and through the use of derivative instruments, primarily interest rate swap agreements. However, no amount of hedging activity can fully insulate us from the risks associated with changes in interest rates. Swap agreements involve risk, including that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, that the amount of income we earn from hedging transactions may be limited by federal tax provisions governing REITs and that these arrangements may cause us to pay higher interest rates on our debt obligations than would otherwise be the case. Failure to hedge effectively against interest rate risk could adversely affect our results of operations and financial condition.
We rely on external sources of capital to fund future capital needs, and if access to such capital is unavailable on acceptable terms or at all, it could have a materially adverse effect on our ability to meet commitments as they become due or make future investments necessary to grow our business.
We may not be able to fund all future capital needs, including capital expenditures, debt maturities and other commitments, from cash retained from operations and dispositions. If we are unable to obtain enough internal capital, we may need to rely on external sources of capital (including debt and equity financing) to fulfill our capital requirements. Our access to capital depends upon a number of factors, some of which we have little or no control over, including but not limited to:

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
In 2017, we announced our plans to sell a significant number of assets managed or leased by Brookdale, our remaining interest in RIDEA II, our mezzanine loan facility to Tandem, and our U.K. portfolio. If these transactions are successful, our financial leverage is projected to decrease, which could improve our access to capital on favorable terms. However, these transactions may not be completed on a timely basis or at all, which would delay or impede our deleveraging plan. If access to capital is unavailable on acceptable terms or at all, it could have a materially adverse impact on our ability to fund operations, repay or refinance our debt obligations, fund dividend payments, acquire properties and make the investments needed to grow our business.
Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and negatively impact the market price of our securities, including our common stock.
Our credit ratings can affect the amount and type of capital we can access, as well as the terms of any financing we may obtain. We may be unable to maintain our current credit ratings, and in the event that our current credit ratings deteriorate, we would likely incur higher borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. Also, a downgrade in our credit ratings would trigger additional costs or other potentially negative consequences under our current and future credit facilities and debt instruments. The credit ratings of our senior unsecured debt are based on, among other things, our operating performance, liquidity and leverage ratios, overall financial position, level of indebtedness and pending or future changes in the regulatory framework applicable to our operators and our industry.
Our level of indebtedness may increase and materially adversely affect our future operations.
Our outstanding indebtedness as of December 31, 2017, was approximately $7.9 billion. We may incur additional indebtedness, including in connection with the development or acquisition of assets, which may be substantial. Any significant additional indebtedness would likely negatively affect the credit ratings of our debt and require us to dedicate a substantial portion of our cash flow to interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, conduct development activities, make capital expenditures and acquisitions or carry out other aspects of our business strategy. Increased indebtedness can also make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.
Covenants in our debt instruments limit our operational flexibility, and breaches of these covenants could materially adversely affect our business, results of operations and financial condition.
The terms of our current secured and unsecured debt instruments and other indebtedness that we may incur, require or will require us to comply with a number of customary financial and other covenants, such as maintaining leverage ratios, minimum tangible net worth requirements, REIT status and certain levels of debt service coverage. Our continued ability to incur additional debt and to conduct business in general is subject to compliance with these financial and other covenants, which limit our operational flexibility. For example, mortgages on our properties contain customary covenants such as those that limit or restrict our ability, without the consent of the lender, to further encumber or sell the applicable properties, or to replace the applicable tenant or operator. Breaches of certain covenants may result in defaults under the mortgages on our properties and cross-defaults under certain of our other indebtedness, even if we satisfy our payment obligations to the respective obligee. Covenants that limit our operational flexibility as well as defaults resulting from the breach of any of these covenants could materially adversely affect our business, results of operations and financial condition.

Cash available for distribution to stockholders may be insufficient to make dividend distributions at expected levels and are made at the discretion of our Board of Directors.
If cash available for distribution generated by our assets decreases as a result of our announced dispositions or otherwise, we may be unable to make dividend distributions at expected levels. Our inability to make expected distributions would likely result in a decrease in the market price of our common stock. All distributions are made at the discretion of our Board of Directors in accordance with Maryland law and depend on our earnings, our financial condition, debt and equity capital available to us, our expectations of our future capital requirements and operating performance, restrictive covenants in our financial or other contractual arrangements (including those in our credit facility agreement), maintenance of our REIT qualification, restrictions under Maryland law and other factors as our Board of Directors may deem relevant from time to time. Additionally, our ability to make distributions will be adversely affected if any of the risks described herein, or other significant adverse events, occur.
Volatility, disruption or uncertainty in the financial markets may impair our ability to raise capital, obtain new financing or refinance existing obligations and fund real estate and development activities.
We may be affected by general market and economic conditions. Increased or prolonged market disruption, volatility or uncertainty could materially adversely impact our ability to raise capital, obtain new financing or refinance our existing obligations as they mature and fund real estate and development activities. Market volatility could also lead to significant uncertainty in the valuation of our investments and those of our joint ventures, which may result in a substantial decrease in the value of our properties and those of our joint ventures. As a result, we may be unable to recover the carrying amount of such investments and the associated goodwill, if any, which may require us to recognize impairment charges in earnings.
We may be adversely affected by fluctuations in currency exchange rates.
We have certain investments in international markets where the U.S. dollar is not the denominated currency. The ownership of investments located outside of the United States subjects us to risk from fluctuations in exchange rates between foreign currencies and the U.S. dollar. A significant change in the value of the British pound sterling (“GBP”) may have a materially adverse effect on our financial position, debt covenant ratios, results of operations and cash flow.
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
The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding voting stock of a Maryland corporation. Unless our Board of Directors takes action to exempt us, generally or with respect to certain transactions, from this statute, the Maryland Business Combination Act will be applicable to business combinations between us and other persons.
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
We depend on the efforts of our executive officers, and competition for these individuals is intense. Although they are covered by our Executive Severance Plan and Change in Control Plan, which provide many of the benefits typically found in executive employment agreements, none of our executive officers have employment agreements with us. The loss or limited availability of the services of any of our executive officers, or our inability to recruit and retain qualified personnel, could, at least temporarily, have a materially adverse effect on our business, results of operations and financial condition and the value of our common stock.
We may experience uninsured or underinsured losses, which could result in a significant loss of the capital invested in a property, lower than expected future revenues or unanticipated expense.
We maintain and regularly review the comprehensive insurance coverage on our properties with terms, conditions, limits and deductibles that we believe are adequate and appropriate given the relative risk and costs of such coverage. However, a large number of our properties are located in areas exposed to earthquake, windstorm, flood and other natural disasters. In particular, our life science portfolio is concentrated in areas known to be subject to earthquake activity. While we purchase insurance coverage for earthquake, windstorm, flood and other natural disasters that we believe is adequate in light of current industry practice and analyses prepared by outside consultants, such insurance may not fully cover such losses. For example, we incurred uninsured losses of approximately $11 million during 2017 as a result of hurricane-related property damage. These losses can result in decreased anticipated revenues from a property and the loss of all or a portion of the capital we have invested in a property. Following these events, we may remain liable for any mortgage debt or other financial obligations related to the property. The insurance market for such exposures can be very volatile, and we may be unable to purchase the limits and terms we desire on a commercially reasonable basis. In addition, there are certain exposures for which we do not purchase insurance because we do not believe it is economically feasible to do so or where there is no viable insurance market.
If one of our properties experiences a loss that is uninsured or that exceeds policy coverage limits, we could lose our investment in the damaged property as well as the anticipated future cash flows from such property. If the damaged property is subject to recourse indebtedness, we could continue to be liable for the indebtedness even if the property is irreparably damaged.
In addition, even if damage to our properties is covered by insurance, a disruption of business caused by a casualty event may result in loss of revenues for us. Any business interruption insurance may not fully compensate the lender or us for such loss of revenue.
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
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, and maintaining personal identifying information and tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of confidential tenant and customer data, including individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. In addition, the pace and unpredictability of cyber threats generally quickly renders long-term implementation plans designed to address cybersecurity risks obsolete. Security breaches, including those caused by physical or electronic break-ins, computer viruses, malware, worms, attacks by hackers or foreign governments, disruptions from unauthorized access and tampering, including through social engineering such as phishing attacks, coordinated denial-of-service attacks and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. The risk of security breaches has generally increased as the number, intensity and sophistication of attacks and intrusions have increased. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. In addition, our technology infrastructure and information systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures. Any failure to maintain proper function, security and availability of our information systems and the data maintained in those systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a materially adverse effect on our business, financial condition and results of operations.
Risk Related to Tax, including REIT-Related Risks

Loss of our tax status as a REIT would substantially reduce our available funds and would have materially adverse consequences for us and the value of our common stock.
Qualification as a REIT involves the application of numerous highly technical and complex provisions of the Code, for which there are only limited judicial and administrative interpretations, as well as the determination of various factual matters and circumstances not entirely within our control. We intend to continue to operate in a manner that enables us to qualify as a REIT. However, our qualification and taxation as a REIT depend upon our ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, the various qualification tests imposed under the Code. For example, to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. In addition, new legislation, regulations, administrative interpretations or court decisions could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is materially adverse to our stockholders. Accordingly, there is no assurance that we have operated or will continue to operate in a manner so as to qualify or remain qualified as a REIT.
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
Changes to U.S. federal income tax laws could materially and adversely affect us and our stockholders.
The recently enacted Tax Cuts and Jobs Act (the ‘‘Act’’) makes substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to ‘‘sunset’’ provisions, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses, and preferential rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The effect of these, and the many other, changes made in the Act is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the Act will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. It is also likely that there will be technical corrections legislation proposed with respect to the Act next year, the effect of which cannot be predicted and may be adverse to us or our stockholders.

Our international investments and operations may result in additional tax-related risks.
We have investments and operations in the U.K., and may further expand internationally. International expansion presents tax-related risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to:

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
Property and Direct Financing Lease Investments

The following table summarizes our consolidated property and direct financing leases ("DFL") investments as of and for the year ended December 31, 2017 (square feet and dollars in thousands):

Facility Location	Number of Facilities	Capacity	Gross Asset Value(1)	Rental Revenues(2)	Operating Expenses
Senior housing triple-net—real estate:		(Units)
California	17	1,727	$416,949	$53,589	$(3,139)
Virginia	10	1,227	273,045	20,409	—
Florida	13	1,683	258,538	25,691	—
Texas	16	1,762	218,137	5,058	—
Washington	14	953	190,674	16,361	—
Oregon	13	1,118	162,628	17,082	(243)
New Jersey	7	680	144,574	100	3
Other (25 States)	64	6,063	1,082,775	138,144	(392)
	154	15,213	2,747,320	276,434	(3,771)
Senior housing—DFLs(3):
Other (12 States)	27	3,118	629,748	37,113	(48)
Total Senior Housing Triple-Net	181	18,331	$3,377,068	$313,547	$(3,819)
SHOP:		(Units)
Texas	21	3,640	$518,021	$135,763	$(98,929)
Florida	23	3,234	436,429	135,751	(108,063)
Colorado	6	952	203,717	46,755	(27,042)
Illinois	5	1,063	203,644	42,126	(32,189)
Maryland	6	590	176,702	33,292	(24,341)
Other (16 States)	41	4,265	680,298	131,786	(105,927)
Total SHOP	102	13,744	$2,218,811	$525,473	$(396,491)

Facility Location	Number of Facilities	Capacity	Gross Asset Value(1)	Rental Revenues(2)	Operating Expenses
Life science:		(Sq. Ft.)
California	121	6,818	$3,618,619	$338,668	$(74,066)
Other (3 States)	10	909	359,157	20,148	(3,935)
Total life science	131	7,727	$3,977,776	$358,816	$(78,001)
Medical office:		(Sq. Ft.)
Texas	67	5,867	$1,078,259	$135,349	$(55,733)
California	18	1,031	324,021	35,418	(18,532)
Pennsylvania	4	1,059	309,085	31,326	(12,523)
Florida	23	1,329	235,550	31,227	(12,317)
Other (29 States)	142	9,169	1,783,694	244,139	(84,092)
Total medical office	254	18,455	$3,730,609	$477,459	$(183,197)
Other(4):		(Beds)
Texas	4	1,035	$231,645	$35,650	$(4,489)
California	2	111	143,500	19,350	(172)
Other (7 States)	8	988	154,558	28,813	(82)
	14	2,134	$529,703	$83,813	$(4,743)
Other—U.K.:		(Units)
Other (U.K.)	61	3,183	337,179	31,798	—
Other—Post-acute/skilled nursing.:		(Beds)
Virginia	1	120	16,596	1,235	—
Total other non-reportable segments	76		$883,478	$116,846	$(4,743)
Total properties	744		$14,187,742	$1,792,141	$(666,251)
_______________________________________

(1)
Represents gross real estate and the carrying value of DFLs. Gross real estate represents the carrying amount of real estate after adding back accumulated depreciation and amortization. Includes real estate held for sale with an aggregate gross asset value of $485 million.

(2)	Represent the combined amount of rental and related revenues, tenant recoveries, resident fees and services and income from DFLs.

(3)	Represents leased properties that are classified as DFLs.

(4)	Includes leased properties that are classified as DFLs.

Occupancy and Annual Rent Trends

The following table summarizes occupancy and average annual rent trends for our consolidated property and DFL investments for the years ended December 31, (average occupied square feet in thousands). Average annual rent is presented as a ratio of revenues comprised of rental and related revenues, tenant recoveries and income from DFLs divided by the average capacity or average occupied square feet of the facilities and annualized for mergers and acquisitions for the year in which they occurred. Average annual rent for leased properties (including DFLs) excludes termination fees and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles and DFL non-cash interest).

	2017	2016	2015	2014	2013
Senior Housing Triple-Net:
Average annual rent per unit	$15,352	$14,604	$14,544	$13,907	$13,361
Average capacity (available units)	21,536	28,455	28,777	33,917	35,932
SHOP:
Average annual rent per unit	$41,133	$42,851	$41,435	$38,017	$32,070
Average capacity (available units)	12,758	16,028	12,704	6,408	4,620
Life science:
Average occupancy percentage	96%	98%	97%	93%	92%
Average annual rent per square foot	$52	$48	$46	$46	$44
Average occupied square feet	6,841	7,332	7,179	6,637	6,480
Medical office:
Average occupancy percentage	92%	91%	91%	91%	91%
Average annual rent per square foot	$28	$28	$28	$28	$27
Average occupied square feet	16,674	15,697	14,677	13,136	12,767
Other non-reportable segments:
Average annual rent per bed - Hospital	$38,017	$39,076	$39,834	$38,756	$38,089
Average capacity (available beds) - Hospital	2,161	2,271	2,187	2,184	2,138
Average annual rent per unit - U.K.	9,097	9,200	10,048	11,240	—
Average capacity (available units) - U.K.	3,188	3,190	2,515	501	—
Average annual rent per bed - SNF	10,298	10,803	8,292	8,062	7,537
Average capacity (available beds) - SNF	120	426	1,047	1,022	974

Tenant Lease Expirations

The following table shows tenant lease expirations, including those related to DFLs, for the next 10 years and thereafter at our consolidated properties, assuming that none of the tenants exercise any of their renewal or purchase options, unless otherwise noted below (dollars and square feet in thousands), and excludes properties in our SHOP segment and assets held for sale. See “Tenant Purchase Options” section of Note 11 to the Consolidated Financial Statements for additional information on leases subject to purchase options.

	Expiration Year
Segment	Total	2018(1)	2019	2020	2021	2022	2023	2024	2025	2026	2027	Thereafter
Senior housing triple-net:
Properties	179	5	2	22	6	1	24	11	5	7	4	92
Base rent(2)	$304,452	$6,191	$2,238	$39,646	$10,191	$1,513	$44,926	$18,052	$9,618	$5,746	$12,090	$154,241
% of segment base rent	100	2	1	13	3	—	15	6	3	2	4	51
Life science:
Square feet	6,900	457	832	556	948	631	1,035	83	845	203	373	937
Base rent(2)	$291,683	$15,081	$31,693	$19,598	$50,307	$22,656	$60,929	$4,618	$34,653	$8,991	$15,328	$27,829
% of segment base rent	100	5	11	7	17	8	21	2	12	3	5	9
Medical office:
Square feet	16,945	2,939	2,172	2,280	1,548	1,670	719	809	1,926	758	722	1,402
Base rent(2)	$389,497	$70,049	$53,422	$58,461	$39,115	$41,392	$17,213	$21,240	$31,625	$18,541	$14,387	$24,052
% of segment base rent	100	18	14	15	10	11	4	5	8	5	4	6
Other non-reportable segments:
Properties	76	—	5	1	1	4	—	2	1	—	—	62
Base rent(2)	$105,051	$—	$7,594	$7,977	$1,572	$13,179	$—	$15,375	$20,619	$—	$—	$38,735
% of segment base rent	100	—	7	8	1	13	—	15	20	—	—	36
Total:
Base rent(2)	$1,090,683	$91,321	$94,947	$125,682	$101,185	$78,740	$123,068	$59,285	$96,515	$33,278	$41,805	$244,857
% of total base rent	100	8	9	12	9	7	11	5	9	3	4	23
_______________________________________

(1)	Includes month-to-month leases.

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
Except as described below, we are not aware of any legal proceedings or claims that we believe could have, individually or taken together, a material adverse effect on our financial condition, results of operations or cash flows.
See “Legal Proceedings” section of Note 11 to the Consolidated Financial Statements for information regarding legal proceedings, which information is incorporated by reference in this Item 3.

ITEM 4.	Mine Safety Disclosures
None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange ("NYSE"). It has been our policy to declare quarterly dividends to common stockholders so as to comply with applicable provisions of the Code governing REITs. For the fiscal quarters indicated below are the reported high and low sales prices per share of our common stock on the NYSE and the cash dividends paid per common share:

	High	Low	Per Share Distribution
2017
Fourth Quarter	$27.62	$25.09	$0.370
Third Quarter	32.65	27.47	0.370
Second Quarter	33.67	29.55	0.370
First Quarter	32.97	29.36	0.370
2016(1)
Fourth Quarter	$38.09	$27.61	$0.370
Third Quarter	40.43	34.56	0.575
Second Quarter	36.90	31.91	0.575
First Quarter	39.25	25.11	0.575
_______________________________________

(1)	Price as originally traded. Does not give effect to the stock dividend of $6.17 per common share related to the Spin-Off (discussed below).
At January 31, 2018, we had 9,384 stockholders of record, and there were 192,786 beneficial holders of our common stock.
Dividends (Distributions)
Distributions with respect to our common stock can be characterized for federal income tax purposes as taxable ordinary dividends, capital gain dividends, nondividend distributions or a combination thereof. Following is the characterization of our annual common stock distributions per share:

	Year Ended December 31,
	2017	2016		2015
Ordinary dividends	$1.4800	$1.5561		$2.1184
Capital gain dividends	—	—		0.0316
Nondividend distributions	—	6.7089		0.1100
	$1.4800	$8.2650	(1)	$2.2600
_______________________________________

(1)	Consists of $2.095 per common share of quarterly cash dividends and $6.17 per common share of stock dividends related to the Spin-Off (discussed below).
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
On February 1, 2018, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.37 per share. The common stock dividend will be paid on March 2, 2018 to stockholders of record as of the close of business on February 15, 2018.

Recent Sales of Unregistered Securities

On January 6, 2017, we issued 12,143 shares of our common stock upon the redemption of 5,283 non-managing member units of our subsidiary, HCPI/Utah, LLC. The shares of our common stock were issued in a private placement to an accredited investor pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. We did not receive any cash proceeds from the issuance of shares of our common stock upon redemption of the non-managing member units of HCPI/Utah, LLC, although we did acquire non-managing member units of the subsidiary in exchange for the shares of common stock we issued upon redemption of the units.
Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our common stock made by or on our behalf during the quarter ended December 31, 2017.

Period Covered	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1-31, 2017	12,220	$25.37	—	—
November 1-30, 2017	—	—	—	—
December 1-31, 2017	590	26.10	—	—
Total	12,810	$25.41	—	—
_______________________________________

(1)
Represents restricted shares withheld under our equity incentive plans to offset tax withholding obligations that occur upon vesting of restricted shares. The value of the shares withheld is based on the closing price of our common stock on the last trading day prior to the date the relevant transaction occurred.

Performance Graph

The graph and table below compare the cumulative total return of HCP, the S&P 500 Index and the Equity REIT Index of NAREIT, from January 1, 2013 to December 31, 2017. Total cumulative return is based on a $100 investment in HCP common stock and in each of the indices at the close of trading on December 31, 2012 and assumes quarterly reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG S&P 500, EQUITY REITS AND HCP, INC.
RATE OF RETURN TREND COMPARISON
JANUARY 1, 2013–DECEMBER 31, 2017
(JANUARY 1, 2013 = $100)
Performance Graph Total Stockholder Return

	December 31,
	2013	2014	2015	2016	2017
FTSE NAREIT Equity REIT Index	$102.88	$131.68	$135.42	$147.35	$160.11
S&P 500	132.36	150.43	152.51	170.70	207.92
HCP, Inc.	84.35	107.66	99.15	90.20	83.15

ITEM 6.	Selected Financial Data
Set forth below is our selected financial data as of and for each of the years in the five-year period ended December 31, (dollars in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of operations data:
Total revenues	$1,848,378	$2,129,294	$1,940,489	$1,636,833	$1,488,786
Income (loss) from continuing operations	422,634	374,171	152,668	271,315	253,526
Net income (loss) applicable to common shares	413,013	626,549	(560,552)	919,796	969,103
Basic earnings per common share
Continuing operations	0.88	0.77	0.30	0.56	0.52
Discontinued operations	—	0.57	(1.51)	1.45	1.61
Net income (loss) attributable to common stockholders	0.88	1.34	(1.21)	2.01	2.13
Diluted earnings per common share
Continuing operations	0.88	0.77	0.30	0.56	0.52
Discontinued operations	—	0.57	(1.51)	1.44	1.61
Net income (loss) attributable to common stockholders	0.88	1.34	(1.21)	2.00	2.13
Balance sheet data:
Total assets	14,088,461	15,759,265	21,449,849	21,331,436	20,040,310
Debt obligations(1)	7,880,466	9,189,495	11,069,003	9,721,269	8,626,067
Total equity	5,594,938	5,941,308	9,746,317	10,997,099	10,931,134
Other data:
Dividends paid	694,955	979,542	1,046,638	1,001,559	956,685
Dividends paid per common share(2)	1.480	2.095	2.260	2.180	2.100
Funds from operations (“FFO”)(3)	661,113	1,119,153	(10,841)	1,381,634	1,349,264
Diluted FFO per common share(3)	1.41	2.39	(0.02)	3.00	2.95
FFO as adjusted(3)	918,402	1,282,390	1,470,167	1,398,691	1,382,699
Diluted FFO as adjusted per common share(3)	1.95	2.74	3.16	3.04	3.02
Funds available for distribution (“FAD”)(3)	803,720	1,215,696	1,261,849	1,178,822	1,158,082
_______________________________________

(1)	Includes bank line of credit, term loans, senior unsecured notes, mortgage and other secured debt, and other debt.

(2)	Represents cash dividends. Additionally, in October 2016 we issued $6.17 of stock dividends related to the Spin-Off.

(3)	For a more detailed discussion and reconciliation of FFO, FFO as adjusted and FAD, see "Results of Operations" and “Non-GAAP Financial Measure Reconciliations” in Item 7.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
2017 Transaction Overview
Master Transactions and Cooperation Agreement with Brookdale

On November 1, 2017, HCP and Brookdale entered into a Master Transactions and Cooperation Agreement (the “MTCA”) to provide us with the ability to significantly reduce our concentration of assets leased to and/or managed by Brookdale (the "Brookdale Transaction"). Through a series of dispositions and transitions of assets currently leased to and/or managed by Brookdale, as contemplated by the MTCA, our exposure to Brookdale is expected to be significantly reduced.
In connection with the overall transaction pursuant to the MTCA, HCP (through certain of its subsidiaries), and Brookdale (through certain of its subsidiaries) (the “Lessee”) entered into an Amended and Restated Master Lease and Security Agreement (the “Amended Master Lease”), which amended and restated the then-existing triple-net leases between the parties for 78 assets (before giving effect to the contemplated sale or transition of 34 assets discussed below), which account for primarily all of the assets subject to triple-net leases between HCP and the Lessee. Under the Amended Master Lease, we have the benefit of a guaranty from Brookdale of the Lessee’s obligations and, upon a change in control, will have various additional protections under the MTCA and the Amended Master Lease.
The Amended Master Lease preserves the renewal terms and, with certain exceptions, the rents under the previously existing triple-net leases. In addition, HCP and Brookdale agreed to the following:

•
We have the right to sell, or transition to other operators, 32 triple-net assets. If such sale or transition does not occur within one year, the triple-net lease with respect to such assets will convert to a cash flow lease (under which we will bear the risks and rewards of operating the assets) with a term of two years, provided that we have the right to terminate the cash flow lease at any time during the term without penalty;

•	We have provided an aggregate $5 million annual reduction in rent on three assets, effective January 1, 2018; and

•	We will sell two triple-net assets to Brookdale or its affiliates for $35 million, which we anticipate completing during the first half of 2018.

Also pursuant to the MTCA, HCP and Brookdale agreed to the following:

•
HCP, which owned 90% of the interests in its RIDEA I and RIDEA III joint ventures with Brookdale at the time the MTCA was executed, agreed to purchase Brookdale’s 10% noncontrolling interest in each joint venture for an aggregate purchase price of $95 million. These joint ventures collectively own and operate 58 independent living, assisted living, memory care and/or skilled nursing facilities (the “RIDEA Facilities”). We completed our acquisition of the RIDEA III noncontrolling interest in December 2017 and anticipate completing our acquisition of the RIDEA I noncontrolling interest during the first half of 2018;

•
We have the right to sell, or transition to other managers, 36 of the RIDEA Facilities and terminate related management agreements with an affiliate of Brookdale without penalty. If the related management agreements are not terminated within one year, the base management fee (5% of gross revenues) increases by 1% of gross revenues per year over the following two years to a maximum of 7% of gross revenues;

•
We will sell four of the RIDEA Facilities to Brookdale or its affiliates for $239 million, one of which was sold in January 2018 for $27 million. We anticipate completing the sale of the remaining three RIDEA Facilities during the first half of 2018;

•
A Brookdale affiliate continues to manage the remaining 18 RIDEA Facilities pursuant to amended and restated management agreements, which provide for extended terms on select assets, modified performance hurdles for extensions and incentive fees, and modified termination rights (including stricter performance-based termination rights, a staggered right to terminate seven agreements over a 10 year period beginning in 2021, and a right to terminate at will upon payment of a termination fee, in lieu of sale-related termination rights), and two other existing facilities managed in separate RIDEA structures; and

•
We have the right to sell, to certain permitted transferees, our 49% ownership interest in joint ventures that own and operate a portfolio of continuing care retirement communities and in which Brookdale owns the other 51% interest (the “CCRC JV”), subject to certain conditions and a right of first offer in favor of Brookdale. Brookdale will have a corresponding right to sell its 51% interest in the CCRC JV to certain permitted transferees, subject to certain conditions, a right of first offer and a right to terminate management agreements following such sale of Brookdale’s interest, each in favor of HCP. Following a change in control of Brookdale, we will have the right to initiate a sale of the CCRC portfolio, subject to certain rights of first offer and first refusal in favor of Brookdale.

See Note 3 to the Consolidated Financial Statements for additional information.
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
On November 1, 2017, we entered into a definitive agreement with an investor group led by CPA to sell our remaining 40% ownership interest in RIDEA II. We expect the transaction to close in 2018. CPA has also agreed to refinance our $242 million loan receivables from RIDEA II within one year following the closing of the transaction.
Investment Transactions

During the second quarter of 2017, we acquired a 124,000 square foot campus in the Sorrento Mesa submarket of San Diego, California for $26 million. Upon acquisition, we commenced repositioning one of the buildings into class-A lab space following an office-to-lab conversion strategy.
During the third quarter of 2017, we acquired a portfolio of three medical office buildings in Texas for $49 million and a life science facility in South San Francisco, California for $64 million.

During the fourth quarter of 2017, we completed the following investments:

•
In November 2017, we acquired a 90-unit SHOP facility in a suburb of Boston, Massachusetts for $45 million. HCP owns a majority interest in this facility through a joint venture with LCB Senior Living.

•
In December 2017, we acquired a $228 million life science campus known as the Hayden Research Campus located in the Boston suburb of Lexington, Massachusetts. HCP owns a majority interest in this campus through a joint venture with King Street Properties (“King Street”). The campus includes two existing buildings totaling 400,000 square feet and was 66% leased at closing, anchored by major life science tenants including Shire US, Inc., a subsidiary of Shire plc, and Merck, Sharp and Dohme, a subsidiary of Merck and Co., Inc. Additionally, King Street is currently seeking entitlement approvals from local authorities for the joint venture to develop an additional 209,000 square feet of life science space on the campus.

•	In December 2017, we acquired a portfolio of 11 MOBs located throughout the United States, totaling approximately 378,000 square feet, for $151 million.

•
In December 2017, we entered into a participating debt financing arrangement with Columbia Pacific Advisors, LLC to fund the construction of 620 Terry, a $147 million, 243-unit senior living development located in Seattle. Upon expected completion in 2019, 620 Terry will be operated by Leisure Care, LLC, a leading senior housing operator, and offer a mix of independent-living, assisted-living and memory care units. We will provide up to $115 million of financing and earn 6.5% interest on the outstanding loan balance. Upon sale or refinancing, we will receive 20% of fair market value in excess of the total development cost.

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

•
In March 2017, we sold our aggregate £138.5 million par value Four Seasons senior notes (“Four Seasons Notes”) for £83 million ($101 million). The disposition of the Four Seasons Notes generated a £42 million ($51 million) gain on sale as the sales price was above the previously-impaired (2015) carrying value of £41 million ($50 million). In addition, we sold our Four Seasons senior secured term loan at par plus accrued interest for £29 million ($35 million).

During the second quarter of 2017, we completed the following disposition and loan repayment transactions:

•	In April 2017, we sold a land parcel in San Diego, California for $27 million and one life science building in San Diego, California for $5 million.

•	In June 2017, we received £283 million ($367 million) from the repayment of our HC-One Facility.
During the third quarter of 2017, we sold two senior housing triple-net facilities for $15 million.
During the fourth quarter 2017, we completed the following disposition transactions:

•	In October 2017, we sold two senior housing triple-net facilities for $12 million.

•	In November 2017, we sold a MOB for $11 million and a SHOP facility for $24 million.

•	In December 2017, we sold three SHOP assets for $17 million and two MOBs for $3 million.
Financing Activities

•
During the year ended December 31, 2017, we had net debt repayments of $1.4 billion primarily using proceeds from the dispositions of real estate (primarily the sale of 64 senior housing triple-net assets), the partial sale of RIDEA II, the sale of our Four Seasons Notes and the repayment of our HC-One Facility. Debt repayments during the year ended December 31, 2017 consisted of the following:

◦	During the first quarter of 2017, we repaid our £137 million unsecured term loan (the “2012 Term Loan”) and $472 million of mortgage debt.

◦	During the second quarter of 2017, we repaid $250 million of maturing senior unsecured notes and paid down £51 million of our £220 million unsecured term loan (the “2015 Term Loan”).

◦	During the third quarter of 2017, we repurchased $500 million of our 5.375% senior notes due 2021 and recorded a $54 million loss on debt extinguishment.

•
During the fourth quarter of 2017, we terminated our then existing bank line of credit facility (the "Facility") and entered into a new $2.0 billion unsecured revolving line of credit facility (the “New Facility”) maturing on October 19, 2021. Borrowings under the New Facility accrue interest at LIBOR plus a margin that depends on our credit ratings (1.00% initially). We pay a facility fee on the entire revolving commitment that depends on our credit ratings (0.20% initially and as of December 31, 2017). The New Facility contains two, six-month extension options and includes a feature that allows us to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments.

Developments and Redevelopments

The Cove Phase I and Phase II have reached 100% leased during the year ended December 31, 2017.
During the year ended December 31, 2017, we added $384 million of new projects to our development and redevelopment pipelines including:

•
Commenced the $219 million Phase I development at Sierra Point, consisting of two buildings totaling 215,000 square feet of Class A life science and office space in South San Francisco, California, with an estimated completion in late 2019.

•
Commenced a $40 million redevelopment of a MOB located in the University City submarket of Philadelphia, near the University of Pennsylvania, with an estimated completion in the second quarter of 2018.

•
Entered into a joint venture agreement and commenced development on a 111-unit senior housing facility in Otay Ranch, California (San Diego MSA) for $31 million. Our share of the estimated total construction cost is approximately $28 million, with an estimated completion in the second half of 2018.

•
Commenced development on a 79-unit senior housing facility in Waldwick, New Jersey (New York MSA) for $31 million in a joint venture. Our share of the estimated total construction costs is approximately $26 million, with an estimated completion in late 2018.

•	Commenced $22 million of redevelopment projects at two recently-acquired life science assets in the Sorrento Mesa submarket of San Diego, California, with an estimated completion in late 2018.

•	Commenced a $16 million life science development expansion project in the Sorrento Mesa submarket of San Diego, California, with an estimated completion in the second half of 2019.

Dividends
Quarterly cash dividends paid during 2017 aggregated to $1.48 per share. On February 1, 2018, our Board of Directors declared a quarterly cash dividend of $0.37 per common share. The dividend will be paid on March 2, 2018 to stockholders of record as of the close of business on February 15, 2018.
Results of Operations
We evaluate our business and allocate resources among our reportable business segments: (i) senior housing triple-net, (ii) senior housing operating portfolio (SHOP), (iii) life science and (iv) medical office. Under the medical office and life science segments, we invest through the acquisition and development of MOBs and life science facilities, which generally require a greater level of property management. Our senior housing facilities are managed utilizing triple-net leases and RIDEA structures. We have other non-reportable segments that are comprised primarily of our U.K. care homes, debt investments, unconsolidated joint ventures and hospitals. We evaluate performance based upon: (i) property net operating income from continuing operations (“NOI”) and (ii) adjusted NOI (cash NOI) in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Consolidated Financial Statements).
Non-GAAP Financial Measures
Net Operating Income
NOI and Adjusted NOI are non-U.S. generally accepted accounting principles (“GAAP”) supplemental financial measures used to evaluate the operating performance of real estate. NOI is defined as rental and related revenues, including tenant recoveries, resident fees and services, and income from DFLs, less property level operating expenses; NOI excludes all other financial statement amounts included in net income (loss) as presented in Note 13 to the Consolidated Financial Statements. Management believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles, termination fees and the impact of deferred community fee income and expense. The adjustments to NOI and resulting Adjusted NOI for SHOP have been recast for prior periods presented to conform to the current period presentation which excludes the impact of deferred community fee income and expense, resulting in recognition as cash is received and expenses are paid. Adjusted NOI is oftentimes referred to as “cash NOI.” During the fourth quarter of 2017, as a result of a change in how operating results are reported to our chief operating decision makers for the purpose of evaluating performance and allocating resources, we began excluding unconsolidated joint ventures from the evaluation of our segments' operating results. Unconsolidated joint ventures are now reflected in other non-reportable segments, and as a result, excluded from NOI and Adjusted NOI. Prior period NOI and Adjusted NOI have also been recast to conform to current period presentation which excludes unconsolidated joint ventures. We use NOI and Adjusted NOI to make decisions about resource allocations, to assess and compare property level performance, and to evaluate our same property portfolio (“SPP”), as described below. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect various excluded items. Further, our definition of NOI may not be comparable to the definition used by other REITs or real estate companies, as they may use different methodologies for calculating NOI. For a reconciliation of NOI and Adjusted NOI to net income (loss) by segment, refer to Note 13 to the Consolidated Financial Statements.
Operating expenses generally relate to leased medical office and life science properties and SHOP facilities. We generally recover all or a portion of our leased medical office and life science property expenses through tenant recoveries. We present expenses as operating or general and administrative based on the underlying nature of the expense.
Same Property Portfolio
SPP NOI and Adjusted NOI information allows us to evaluate the performance of our property portfolio under a consistent population by eliminating changes in the composition of our consolidated portfolio of properties. SPP NOI excludes certain non-property specific operating expenses that are allocated to each operating segment on a consolidated basis. SPP NOI for properties that undergo a change in ownership is reported based on the current ownership percentage.
Properties are included in SPP once they are stabilized for the full period in both comparison periods. Newly acquired operating assets are generally considered stabilized at the earlier of lease-up (typically when the tenant(s) control(s) the physical use of at least 80% of the space) or 12 months from the acquisition date. Newly completed developments and redevelopments are considered stabilized at the earlier of lease-up or 24 months from the date the property is placed in service. Properties that experience a change in reporting structure, such as a transition from a triple-net lease to a RIDEA reporting structure, are considered stabilized after 12 months in operations under a consistent reporting structure. A property is removed from SPP when it is classified as held for sale, sold, placed into redevelopment, experiences a casualty event that significantly impacts operations or changes its reporting structure (such as triple-net to SHOP).
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
FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is net income (loss) applicable to common shares (computed in accordance with GAAP), excluding gains or losses from sales of depreciable property, including any current and deferred taxes directly associated with sales of depreciable property, impairments of, or related to, depreciable real estate, plus real estate and other depreciation and amortization, and adjustments to compute our share of FFO and FFO as adjusted (see below) from joint ventures. Adjustments for joint ventures are calculated to reflect our pro-rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of FFO for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. For consolidated joint ventures in which we do not own 100%, we reflect our share of the equity by adjusting our FFO to remove the third party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods. Our pro-rata share information is prepared on a basis consistent with the comparable consolidated amounts, is intended to reflect our proportionate economic interest in the operating results of properties in our portfolio and is calculated by applying our actual ownership percentage for the period. We do not control the unconsolidated joint ventures, and the pro-rata presentations of reconciling items included in FFO do not represent our legal claim to such items. The joint venture members or partners are entitled to profit or loss allocations and distributions of cash flows according to the joint venture agreements, which provide for such allocations generally according to their invested capital.
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
In addition, we present FFO before the impact of non-comparable items including, but not limited to, transaction-related items, impairments (recoveries) of non-depreciable assets, severance and related charges, prepayment costs (benefits) associated with early retirement or payment of debt, litigation costs, casualty-related charges (recoveries), foreign currency remeasurement losses (gains) and changes in tax legislation (“FFO as adjusted”). Transaction-related items include transaction expenses and gains/charges incurred as a result of mergers and acquisitions and lease amendment or termination activities. Prepayment costs (benefits) associated with early retirement of debt include the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of debt. Management believes that FFO as adjusted provides a meaningful supplemental measurement of our FFO run-rate and is frequently used by analysts, investors and other interested parties in the evaluation of our performance as a REIT. At the same time that NAREIT created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe stockholders, potential investors and financial analysts who review our operating performance are best served by an FFO run-rate earnings measure that includes certain other adjustments to net income (loss), in addition to adjustments made to arrive at the NAREIT defined measure of FFO. FFO as adjusted is used by management in analyzing our business and the performance of our properties, and we believe it is important that stockholders, potential investors and financial analysts understand this measure used by management. We use FFO as adjusted to: (i) evaluate our performance in comparison with expected results and results of previous periods, relative to resource allocation decisions, (ii) evaluate the performance of our management, (iii) budget and forecast future results to assist in the allocation of resources, (iv) assess our performance as compared with similar real estate companies and the industry in general and (v) evaluate how a specific potential investment will impact our future results. Other REITs or real estate companies may use different methodologies for calculating an adjusted FFO measure, and accordingly, our FFO as adjusted may not be comparable to those reported by other REITs. For a reconciliation of net income (loss) to FFO and FFO as adjusted and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.
Funds Available for Distribution
FAD is defined as FFO as adjusted after excluding the impact of the following: (i) amortization of deferred compensation expense, (ii) amortization of deferred financing costs, net, (iii) straight-line rents, (iv) amortization of acquired market lease intangibles, net, (v) non-cash interest and depreciation related to DFLs and lease incentive amortization (reduction of straight-line rents) and (vi) deferred revenues, excluding amounts amortized into rental income that are associated with tenant funded improvements owned/recognized by us and up-front cash payments made by tenants to reduce their contractual rents. Also, FAD: (i) is computed after deducting recurring capital expenditures, including leasing costs and second generation tenant and capital improvements, and (ii) includes lease restructure payments and adjustments to compute our share of FAD from our unconsolidated joint ventures and those related to CCRC non-refundable entrance fees. Certain prior period amounts in the “Non-GAAP Financial Measures Reconciliation” below for FAD have been reclassified to conform to the current period presentation. More specifically, we have combined wholly-owned and our share from unconsolidated joint ventures recurring capital expenditures, including leasing costs and second generation tenant and capital improvements ("FAD capital expenditures") into a single line item. In addition, we have combined cash CCRC JV entrance fees with CCRC JV entrance fee amortization into a single line item, separately disclosed deferred income taxes (previously reported in “other”) and collapsed immaterial line items into ‘other’. Adjustments for joint ventures are calculated to reflect our pro-rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of FAD for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated joint ventures in which we do not own 100% of the equity by adjusting our FAD to remove the third party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods (see FFO above for further disclosure regarding our use of pro-rata share information and its limitations). Other REITs or real estate companies may use different methodologies for calculating FAD, and accordingly, our FAD may not be comparable to those reported by other REITs. Although our FAD computation may not be comparable to that of other REITs, management believes FAD provides a meaningful supplemental measure of our performance and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. We believe FAD is an alternative run-rate earnings measure that improves the understanding of our operating results among investors and makes comparisons with: (i) expected results, (ii) results of previous periods and (iii) results among REITS more meaningful. FAD does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as it excludes the following items which generally flow through our cash flows from operating activities: (i) adjustments for changes in working capital or the actual timing of the payment of income or expense items that are accrued in the period, (ii) transaction-related costs, (iii) litigation settlement expenses, (iv) severance-related expenses and (v) actual cash receipts from interest income recognized on loans receivable (in contrast to our FAD adjustment to exclude non-cash interest and depreciation related to our investments in direct financing leases). Furthermore, FAD is adjusted for recurring capital expenditures, which are generally not considered when determining cash flows from operations or liquidity. FAD is a non-GAAP supplemental financial measure and should not be considered as an alternative to net income (loss) determined in accordance with GAAP. For a reconciliation of net income (loss) to FAD and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.
Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016 and the Year Ended December 31, 2016 to the Year Ended December 31, 2015
Overview(1)

2017 and 2016
The following table summarizes results for the years ended December 31, 2017 and 2016 (dollars in thousands except per share data):

	Year Ended		Year Ended
	December 31, 2017		December 31, 2016
	Amount	Per Diluted Share	Amount	Per Diluted Share	Per Share Change
Net income (loss) applicable to common shares	$413,013	$0.88	$626,549	$1.34	$(0.46)
FFO	661,113	1.41	1,119,153	2.39	(0.98)
FFO as adjusted	918,402	1.95	1,282,390	2.74	(0.79)
FAD	803,720		1,215,696
_______________________________________

(1)	For the reconciliation of non-GAAP financial measures, see “Non-GAAP Financial Measure Reconciliations” section below.
Net income (loss) applicable to common shares (“EPS”) decreased primarily as a result of the following:

•	a reduction in net income from discontinued operations due to the Spin-Off of QCP on October 31, 2016;

•	a loss on debt extinguishment in July 2017, representing a premium for early payment on the repurchase of our senior notes;

•	a reduction in rental and related revenues primarily as a result of assets sold during 2017, including the sale of 64 senior housing triple-net assets in the first quarter of 2017;

•	a reduction in NOI primarily related to the net impact of the Brookdale Transaction during the fourth quarter of 2017;

•	a reduction in earnings due to the partial sale and deconsolidation of RIDEA II during the first quarter of 2017;

•
impairments related to: (i) our mezzanine loan facility to Tandem Health Care (the “Tandem Mezzanine Loan”) and (ii) 11 underperforming senior housing triple-net facilities in the third quarter of 2017;

•	increased litigation-related costs, including costs from securities class action litigation, and a legal settlement in 2017;

•	casualty-related charges due to hurricanes in the third quarter of 2017; and

•
a reduction in interest income due to (i) the payoffs of our HC-One Facility in June 2017 and a participating development loan during the third quarter of 2016 and (ii) decreased interest received from our Tandem Mezzanine Loan during the fourth quarter of 2017, partially offset by additional interest income in 2017 from our $131 million loan to Maria Mallaband in November 2016.

The decrease in EPS was partially offset by:

•	a reduction in interest expense as a result of debt repayments in the fourth quarter of 2016 and throughout 2017;

•
a reduction in severance and related charges primarily related to the departure of our former President and Chief Executive Officer ("CEO") in 2016 compared to severance and related charges primarily related to the departure of our former Executive Vice President and Chief Accounting Officer ("CAO") in 2017;

•	a larger net gain on sales of real estate during 2017 compared to 2016, primarily related to the sale of 64 senior housing triple-net assets and the partial sale of RIDEA II during 2017;

•
an increase in income tax benefit primarily from real estate dispositions during 2017, partially offset by an income tax expense related to the impact of tax rate legislation during the fourth quarter of 2017; and

•	an increase in other income, net primarily related to the gain on sale of our Four Seasons investments during 2017.
FFO decreased primarily as a result of the aforementioned events impacting EPS, except for gain on sales of real estate and impairments of real estate, which are excluded from FFO.
FFO as adjusted decreased primarily as a result of the following:

•	a reduction in net income from discontinued operations due to the Spin-Off of QCP on October 31, 2016;

•	a reduction in rental and related revenues primarily as a result of assets sold during 2017, including the sale of 64 senior housing triple-net assets;

•	a reduction in earnings due to the partial sale and deconsolidation of RIDEA II during the first quarter of 2017; and

•
a reduction in interest income due to (i) the payoffs of our HC-One Facility in June 2017 and a participating development loan during the third quarter of 2016 and (ii) decreased interest received from our Tandem Mezzanine Loan during the fourth quarter of 2017, partially offset by additional interest income in 2017 from our $131 million loan to Maria Mallaband in November 2016.

The decrease in FFO as adjusted was partially offset by a reduction in interest expense as a result of debt repayments in the fourth quarter of 2016 and throughout 2017.
FAD decreased primarily as a result of the aforementioned events impacting FFO as adjusted, (i) increased leasing costs and tenant capital improvements and (ii) decreased installment payments received from Brookdale for 2014 lease terminations that were paid over a period of three years and concluded in 2017.
2016 and 2015
The following table summarizes results for the years ended December 31, 2016 and 2015 (dollars in thousands except per share data):

	Year Ended		Year Ended
	December 31, 2016		December 31, 2015
	Amount	Per Diluted Share	Amount	Per Diluted Share	Per Share Change
Net income (loss) applicable to common shares	$626,549	$1.34	$(560,552)	$(1.21)	$2.55
FFO	1,119,153	2.39	(10,841)	(0.02)	2.41
FFO as adjusted	1,282,390	2.74	1,470,167	3.16	(0.42)
FAD	1,215,696		1,261,849
EPS increased primarily as a result of the following:

•	impairment charges during 2015, not repeated in 2016;

•	increased NOI from: (i) our 2015 and 2016 acquisitions, (ii) annual rent escalations and (iii) developments placed in service;

•	increased gain on sales of real estate due to a higher volume of disposition activity during 2016;

•	a reduction in interest expense as a result of debt repayments during 2015 and 2016; and

•	a net termination fee expense recognized in 2015, not repeated in 2016.
The increase in EPS was partially offset by following:

•
a reduction in income from our HCR Manor Care, Inc. ("HCRMC") investments as a result of: (i) the HCRMC lease amendment effective April 1, 2015, (ii) the sale of non-strategic assets during the second half of 2015 and 2016, and (iii) a change in income recognition to a cash basis method beginning in January 2016;

•
the impact from the Spin-Off of QCP resulting in: (i) increased transaction costs and (ii) loss on debt extinguishment, representing penalties on the prepayment of debt using proceeds from the Spin-Off;

•	increased income tax expense related to our estimated exposure to state built-in gain tax;

•	a reduction in interest income from placing our Four Seasons Notes on cost recovery status in the third quarter of 2015 and loan repayments during 2015 and 2016;

•	increased severance-related charges during 2016 primarily related to the departure of our former CEO in July 2016;

•	increased depreciation and amortization from our 2015 and 2016 acquisitions; and

•	a reduction of foreign currency remeasurement gains recognized as a result of effective hedges designated in September 2015.
FFO increased primarily as a result of the aforementioned events impacting EPS, except for depreciation and amortization and gain on sales of real estate, which are excluded from FFO.
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
FAD decreased primarily as a result of the following:

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
The decrease in FAD was partially offset by the following:

•	increased NOI from: (i) our 2015 and 2016 consolidated acquisitions, (ii) annual rent escalations and (iii) developments placed in service; and

•	increased incremental interest income from the payoff of participating development loans.

Segment Analysis
The tables below provide selected operating information for our SPP and total property portfolio for each of our reportable segments. For the year ended December 31, 2017, our SPP consists of 617 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2016 and that remained in operations under a consistent reporting structure through December 31, 2017. For the year ended December 31, 2016, our SPP consisted of 621 properties acquired or placed in service and stabilized on or prior to January 1, 2015 and that remained in operations under a consistent reporting structure through December 31, 2017. Our total consolidated property portfolio consists of 744, 851 and 869 properties at December 31, 2017, 2016 and 2015, respectively, excluding properties in the Spin-Off.
Senior Housing Triple-Net

2017 and 2016
The following table summarizes results at and for the years ended December 31, 2017 and 2016 (dollars in thousands except per unit data):

	SPP			Total Portfolio
	2017	2016	Change	2017	2016	Change
Rental revenues(1)	$249,347	$273,984	$(24,637)	$313,547	$423,118	$(109,571)
Operating expenses	(495)	(197)	(298)	(3,819)	(6,710)	2,891
NOI	248,852	273,787	(24,935)	309,728	416,408	(106,680)
Adjustments to NOI	38,760	(1,374)	40,134	17,098	(7,566)	24,664
Adjusted NOI	$287,612	$272,413	$15,199	326,826	408,842	(82,016)
Non-SPP adjusted NOI				(39,214)	(136,429)	97,215
SPP adjusted NOI				$287,612	$272,413	$15,199
SPP Adjusted NOI % change			5.6%
Property count(2)	174	174		181	274
Average capacity (units)(3)	17,724	17,741		21,536	28,455
Average annual rent per unit	$16,255	$15,366		$15,352	$14,604
_______________________________________

(1)	Represents rental and related revenues and income from DFLs.

(2)
From our 2016 presentation of SPP, we removed four senior housing triple-net properties that were sold, 25 senior housing triple-net properties that were transitioned to our SHOP segment and two senior housing triple-net properties that were classified as held for sale. Our 2016 Total Portfolio property count has been adjusted to include 64 properties classified as held for sale as of December 31, 2016.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
SPP NOI decreased primarily as a result of the net impact of triple-net lease terminations from the Brookdale Transaction during the fourth quarter of 2017.
SPP Adjusted NOI increased primarily as a result of the following:

•	annual rent escalations; and

•	higher cash rent received from our portfolio of assets leased to Sunrise Senior Living.
Additionally, Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the following Non-SPP impacts:

•	senior housing triple-net facilities sold during 2016 and 2017; and

•	the transfer of 42 senior housing triple-net facilities to our SHOP segment.
The decrease to Total Portfolio NOI and Adjusted NOI is partially offset by (i) increased non-SPP income from five senior housing triple-net facilities acquired in the first quarter of 2016 and (ii) the aforementioned increases to SPP Adjusted NOI.

2016 and 2015
The following table summarizes results at and for the years ended December 31, 2016 and 2015 (dollars in thousands except per unit data):

	SPP			Total Portfolio
	2016	2015	Change	2016	2015	Change
Rental revenues(1)	$302,976	$304,442	$(1,466)	$423,118	$428,269	$(5,151)
Operating expenses	(237)	(637)	400	(6,710)	(3,427)	(3,283)
NOI	302,739	303,805	(1,066)	416,408	424,842	(8,434)
Non-cash adjustments to NOI	(5,282)	(7,550)	2,268	(7,566)	(9,716)	2,150
Adjusted NOI	$297,457	$296,255	$1,202	408,842	415,126	(6,284)
Non-SPP adjusted NOI				(111,385)	(118,871)	7,486
SPP adjusted NOI				$297,457	$296,255	$1,202
Adjusted NOI % change			0.4%
Property count(2)	205	205		274	295
Average capacity (units)(3)	20,269	20,268		28,455	28,777
Average annual rent per unit	$14,684	$14,645		$14,604	$14,544
_______________________________________

(1)	Represents rental and related revenues and income from DFLs.

(2)
From our 2015 presentation of SPP, we removed nine senior housing triple-net properties that were sold, 17 senior housing triple-net properties that were transitioned to a RIDEA structure in our SHOP segment and 64 senior housing triple-net properties that were classified as held for sale. Our 2016 Total Portfolio property count has been adjusted to include 64 properties classified as held for sale as of December 31, 2016.

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
Additionally, Total Portfolio NOI and adjusted NOI decreased primarily as a result of the following Non-SPP impacts:

•	nine senior housing triple-net facilities sold in 2016; and

•	the transition of 17 senior housing triple-net facilities to a RIDEA structure (reported in our SHOP segment); partially offset by

•	five senior housing triple-net facilities acquired in the first quarter of 2016.

Senior Housing Operating Portfolio

2017 and 2016
The following table summarizes results at and for the years ended December 31, 2017 and 2016 (dollars in thousands, except per unit data):

	SPP			Total Portfolio
	2017	2016	Change	2017	2016	Change
Resident fees and services	$321,209	$317,361	$3,848	$525,473	$686,822	$(161,349)
Operating expenses	(239,702)	(202,624)	(37,078)	(396,491)	(480,870)	84,379
NOI	81,507	114,737	(33,230)	128,982	205,952	(76,970)
Adjustments to NOI	32,863	(1,297)	34,160	33,227	(2,686)	35,913
Adjusted NOI	$114,370	$113,440	$930	162,209	203,266	(41,057)
Non-SPP adjusted NOI				(47,839)	(89,826)	41,987
SPP adjusted NOI				$114,370	$113,440	$930
SPP Adjusted NOI % change			0.8%
Property count(1)	48	48		102	130
Average capacity (units)(2)	8,128	8,136		12,758	16,028
Average annual rent per unit	$44,378	$43,842		$41,133	$42,851
_______________________________________

(1)
From our 2016 presentation of SPP, we removed a SHOP property that was placed into redevelopment, two SHOP properties that were classified as held for sale and 49 SHOP properties that were deconsolidated. Our 2016 Total Portfolio property count has been adjusted to include a property classified as held for sale as of December 31, 2016.

(2)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
SPP NOI decreased primarily as a result of increased operating expenses related to the management fee terminations from the Brookdale Transaction during the fourth quarter of 2017.
SPP Adjusted NOI increased primarily as a result of the following:

•	increased rates for resident fees and services; partially offset by

•	higher expense growth and a decline in occupancy.
Additionally, Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the following Non-SPP impacts:

•	decreased non-SPP income from our partial sale of RIDEA II; partially offset by

•	non-SPP income for 42 senior housing triple-net assets transferred to SHOP during the fourth quarter of 2016 and year-to-date 2017.

2016 and 2015
The following table summarizes results at and for the years ended December 31, 2016 and 2015 (dollars in thousands, except per unit data):

	SPP			Total Portfolio
	2016	2015	Change	2016	2015	Change
Resident fees and services	$439,607	$419,217	$20,390	$686,822	$518,264	$168,558
Operating expenses	(311,278)	(298,648)	(12,630)	(480,870)	(371,016)	(109,854)
NOI	128,329	120,569	7,760	205,952	147,248	58,704
Adjustments to NOI	—	—	—	(2,686)	8,145	(10,831)
Adjusted NOI	$128,329	$120,569	$7,760	203,266	155,393	47,873
Non-SPP adjusted NOI				(74,937)	(34,824)	(40,113)
SPP adjusted NOI				$128,329	$120,569	$7,760
SPP Adjusted NOI % change			6.4%
Property count(1)	69	69		130	130
Average capacity (units)(2)	9,944	9,962		16,028	12,704
Average annual rent per unit	$44,209	$42,081		$42,851	$41,435
_______________________________________

(1)
From our 2015 presentation of SPP, we removed two SHOP properties that were sold and a SHOP property that was classified as held for sale. Our 2016 and 2015 Total Portfolio property count has been adjusted to include a property classified as held for sale as of December 31, 2016 and 2015.

(2)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
SPP NOI and adjusted NOI increased primarily as a result of increased occupancy and rates for resident fees and services.
Total Portfolio NOI and adjusted NOI increased primarily as a result of the aforementioned increases to SPP along with 2015 acquisitions, primarily our RIDEA III acquisition. The increase in Total Portfolio NOI was partially offset by a termination fee related to our RIDEA III acquisition, which was not repeated in 2016.

Life Science

2017 and 2016
The following table summarizes results at and for the years ended December 31, 2017 and 2016 (dollars and sq. ft. in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2017	2016	Change	2017	2016	Change
Rental revenues(1)	$304,858	$292,147	$12,711	$358,816	$358,537	$279
Operating expenses	(63,612)	(58,363)	(5,249)	(78,001)	(72,478)	(5,523)
NOI	241,246	233,784	7,462	280,815	286,059	(5,244)
Adjustments to NOI	2,427	339	2,088	(4,517)	(2,954)	(1,563)
Adjusted NOI	$243,673	$234,123	$9,550	276,298	283,105	(6,807)
Non-SPP adjusted NOI				(32,625)	(48,982)	16,357
SPP adjusted NOI				$243,673	$234,123	$9,550
SPP Adjusted NOI % change			4.1%
Property count(2)	108	108		131	128
Average occupancy	96.3%	97.7%		96.2%	97.5%
Average occupied square feet	6,105	6,193		6,841	7,332
Average annual total revenues per occupied square foot	$50	$47		$52	$48
Average annual base rent per occupied square foot	$41	$39		$42	$40
_______________________________________

(1)	Represents rental and related revenues and tenant recoveries.

(2)
From our 2016 presentation of SPP, we removed one life science facility that was sold and four life science facilities that were classified as held for sale. Our 2016 Total Portfolio property count has been adjusted to include eight properties in development and four properties classified as held for sale as of December 31, 2016.

SPP NOI and Adjusted NOI increased primarily as a result of the following:

•	mark-to-market lease renewals;

•	new leasing activity; and

•	specific to adjusted NOI, annual rent escalations.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the following impacts to Non-SPP:

•	decreased income from the sale of life science facilities in 2016 and 2017; partially offset by

•	increased income from (i) increased occupancy in portions of developments placed in operations in 2016 and 2017 and (ii) life science acquisitions in 2016 and 2017.
The decrease in Total Portfolio NOI and Adjusted NOI was also partially offset by the aforementioned increases to SPP.

2016 and 2015
The following table summarizes results at and for the years ended December 31, 2016 and 2015 (dollars and sq. ft. in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2016	2015	Change	2016	2015	Change
Rental revenues(1)	$306,317	$295,515	$10,802	$358,537	$342,984	$15,553
Operating expenses	(58,812)	(58,779)	(33)	(72,478)	(70,217)	(2,261)
NOI	247,505	236,736	10,769	286,059	272,767	13,292
Adjustments to NOI	554	(6,366)	6,920	(2,954)	(10,128)	7,174
Adjusted NOI	$248,059	$230,370	$17,689	283,105	262,639	20,466
Non-SPP adjusted NOI				(35,046)	(32,269)	(2,777)
SPP adjusted NOI				$248,059	$230,370	$17,689
SPP Adjusted NOI % change			7.7%
Property count(2)	107	107		128	120
Average occupancy	97.8%	96.8%		97.5%	97.1%
Average occupied square feet	6,378	6,314		7,332	7,179
Average annual total revenues per occupied square foot	$48	$46		$48	$46
Average annual base rent per occupied square foot	$40	$37		$40	$38
_______________________________________

(1)	Represents rental and related revenues and tenant recoveries.

(2)
From our 2015 presentation of SPP, we removed four life science facilities that were sold and four life science facilities that were classified as held for sale. Our 2016 Total Portfolio property count has been adjusted to include eight properties in development and four properties classified as held for sale as of December 31, 2016. Our 2015 Total Portfolio property count has been adjusted to include two properties in development as of December 31, 2015.

SPP NOI and Adjusted NOI increased primarily as a result of the following:

•	mark-to-market lease renewals;

•	new leasing activity; and

•	increased occupancy.
Additionally, SPP adjusted NOI increased as a result of annual rent escalations and a decline in rent abatements.
Total Portfolio NOI and adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following impacts to Non-SPP:

•	life science acquisitions in 2015 and 2016; and

•	increased occupancy in a development placed in operation in 2016; partially offset by

•	five life science facilities sold in 2016.

Medical Office

2017 and 2016
The following table summarizes results at and for the years ended December 31, 2017 and 2016 (dollars and sq. ft. in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2017	2016	Change	2017	2016	Change
Rental revenues(1)	$400,747	$392,166	$8,581	$477,459	$446,280	$31,179
Operating expenses	(150,329)	(146,300)	(4,029)	(183,197)	(173,687)	(9,510)
NOI	250,418	245,866	4,552	294,262	272,593	21,669
Adjustments to NOI	2,183	(523)	2,706	(2,952)	(3,536)	584
Adjusted NOI	$252,601	$245,343	$7,258	291,310	269,057	22,253
Non-SPP adjusted NOI				(38,709)	(23,714)	(14,995)
SPP adjusted NOI				$252,601	$245,343	$7,258
SPP Adjusted NOI % change			3.0%
Property count(2)	212	212		254	242
Average occupancy	91.9%	92.2%		91.8%	91.5%
Average occupied square feet	14,224	14,303		16,674	15,697
Average annual total revenues per occupied square foot	$28	$27		$28	$28
Average annual base rent per occupied square foot	$24	$23		$24	$24
_______________________________________

(1)	Represents rental and related revenues and tenant recoveries.

(2)
From our 2016 presentation of SPP, we removed four MOBs that were sold and two MOBs that were placed into redevelopment. Our 2016 Total Portfolio property count has been adjusted to include four properties in development as of December 31, 2016.

SPP NOI and Adjusted NOI increased primarily as a result of mark-to-market lease renewals and new leasing activity. Additionally, SPP Adjusted NOI increased as a result of annual rent escalations.
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following impacts to Non-SPP:

•	increased income from our 2016 and 2017 acquisitions; and

•	increased occupancy in former redevelopment and development properties that have been placed into operations; partially offset by

•	decreased income from the sale of seven MOBs during 2016 and 2017 and the placement of a MOB into redevelopment.

2016 and 2015
The following table summarizes results at and for the years ended December 31, 2016 and 2015 (dollars and sq. ft. in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2016	2015	Change	2016	2015	Change
Rental revenues(1)	$376,346	$367,804	$8,542	$446,280	$415,351	$30,929
Operating expenses	(141,897)	(138,130)	(3,767)	(173,687)	(162,054)	(11,633)
NOI	234,449	229,674	4,775	272,593	253,297	19,296
Adjustments to NOI	(443)	(2,379)	1,936	(3,536)	(4,933)	1,397
Adjusted NOI	$234,006	$227,295	$6,711	269,057	248,364	20,693
Non-SPP adjusted NOI				(35,051)	(21,069)	(13,982)
SPP adjusted NOI				$234,006	$227,295	$6,711
SPP Adjusted NOI % change			3.0%
Property count(2)	202	202		242	231
Average occupancy	91.8%	91.5%		91.5%	90.7%
Average occupied square feet	12,976	12,905		15,697	14,677
Average annual total revenues per occupied square foot	$29	$28		$28	$28
Average annual base rent per occupied square foot	$24	$24		$24	$23
_______________________________________

(1)	Represents rental and related revenues and tenant recoveries.

(2)
From our 2015 presentation of SPP, we removed three MOBs that were sold and six MOBs that were placed into redevelopment. Our 2016 Total Portfolio property count has been adjusted to include four and five properties in development as of December 31, 2016 and December 31, 2015, respectively.

SPP NOI and adjusted NOI increased primarily as a result of increased occupancy. Additionally, SPP adjusted NOI increased as a result of annual rent escalations.
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following impacts to Non-SPP:

•	increased occupancy in former redevelopment and development properties that have been placed into operations;

•	additional NOI from our MOB acquisitions in 2015 and 2016; partially offset by

•	the sale of three MOBs.

Other Income and Expense Items

The following table summarizes results for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,			2017 vs.	2016 vs.
	2017	2016	2015	2016	2015
Interest income	$56,237	$88,808	$112,184	$(32,571)	$(23,376)
Interest expense	307,716	464,403	479,596	(156,687)	(15,193)
Depreciation and amortization	534,726	568,108	504,905	(33,382)	63,203
General and administrative	88,772	103,611	95,965	(14,839)	7,646
Transaction costs	7,963	9,821	27,309	(1,858)	(17,488)
Impairments (recoveries), net	166,384	—	108,349	166,384	(108,349)
Gain (loss) on sales of real estate, net	356,641	164,698	6,377	191,943	158,321
Loss on debt extinguishments	(54,227)	(46,020)	—	(8,207)	(46,020)
Other income (expense), net	31,420	3,654	16,208	27,766	(12,554)
Income tax benefit (expense)	1,333	(4,473)	9,807	5,806	(14,280)
Equity income (loss) from unconsolidated joint ventures	10,901	11,360	6,590	(459)	4,770
Total discontinued operations	—	265,755	(699,086)	(265,755)	964,841
Noncontrolling interests’ share in earnings	(8,465)	(12,179)	(12,817)	3,714	638
Interest income.  The decrease in interest income for the year ended December 31, 2017 was primarily the result of: (i) the payoff of our HC-One Facility in June 2017, (ii) incremental interest income received during the second quarter of 2016 due to the payoff of three participating development loans, and (iii) decreased interest received from our Tandem Mezzanine Loan during the fourth quarter of 2017, partially offset by additional interest income in 2017 from our $131 million loan to Maria Mallaband in November 2016.
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
Interest expense.  The decrease in interest expense for the year ended December 31, 2017 was primarily the result of senior unsecured notes and mortgage debt repayments, which occurred primarily in the second half of 2016 and throughout 2017.
The decrease in interest expense for the year ended December 31, 2016 was primarily the result of: (i) mortgage debt repayments during 2015 and 2016, primarily from mortgage debt secured by properties in our senior housing triple-net, life science and medical office segments, (ii) senior unsecured notes payoffs during 2015 and 2016 and higher capitalized interest. The decrease in interest expense was partially offset by: (i) senior unsecured notes issued during 2015 and (ii) increased borrowings under our Facility.
Approximately 84%, 83% and 96% of our total debt, inclusive of $44 million, $46 million and $71 million of variable rate debt swapped to fixed through interest rate swaps, was fixed rate debt as of December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, our fixed rate debt and variable rate debt had weighted average interest rates of 4.19% and 2.56%, respectively. At December 31, 2016, our fixed rate debt and variable rate debt had weighted average interest rates of 4.26% and 2.23%, respectively. At December 31, 2015, our fixed rate debt and variable rate debt had weighted average interest rates of 4.68% and 1.72%, respectively. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
Depreciation and amortization.  The decrease in depreciation and amortization expense for the year ended December 31, 2017 was primarily as a result of the sale of 64 senior housing triple-net assets and the deconsolidation of RIDEA II during the first quarter of 2017, partially offset by depreciation and amortization of assets acquired and placed in service during 2016 and 2017.
The increase in depreciation and amortization expense for the year ended December 31, 2016 was primarily the result of the impact of acquisitions primarily in our SHOP and medical office segments.

General and administrative expenses.  The decrease in general and administrative expenses for the year ended December 31, 2017 was primarily as a result of severance and related charges primarily resulting from the departure of our former President and CEO in the third quarter of 2016 which exceeded severance and related charges primarily related to the departure of our former CAO in the third quarter of 2017.
The increase in general and administrative expenses for the year ended December 31, 2016 was primarily the result of: (i) higher severance-related charges primarily resulting from the departure of our former President and CEO in the third quarter of 2016 and (ii) higher professional fees in 2016, partially offset by lower compensation related expenses.
We expect to record severance and related charges of approximately $9 million in the first quarter of 2018 related to the previously announced departure of our Executive Chairman, effective March 1, 2018.
Transaction costs.  The decrease in transaction costs for the year ended December 31, 2016 was primarily a result of lower levels of transactional activity in 2016 compared to the same period in 2015.
Impairments (recoveries), net.  During the year ended December 31, 2017, we recognized (i) $144 million of impairments on our Tandem Mezzanine Loan due to a variety of factors including recent operating results of the underlying collateral and events of default under the loan agreement (see Note 7 to the Consolidated Financial Statements for further information) and (ii) $23 million of impairments on 11 underperforming senior housing triple-net facilities.
For the year ended December 31, 2016, there were no impairments recognized.
During the year ended December 31, 2015, we recognized the following impairment charges: (i) $112 million related to our investment in Four Seasons Notes and (ii) $3 million related to a MOB. The impairment charges were partially offset by a $6 million impairment recovery related to the repayment of a loan.
Gain (loss) on sales of real estate, net.  During the year ended December 31, 2017, we sold 68 senior housing triple-net assets for $1.152 billion, five life science facilities for $81 million, five SHOP facilities for $43 million, four MOBs for $15 million and a 40% interest in RIDEA II and recognized total net gain on sales of real estate of $357 million.
During the year ended December 31, 2016, we sold a portfolio of five facilities in one of our non-reportable segments and two senior housing triple-net facilities for $130 million, five life science facilities for $386 million, seven senior housing triple-net facilities for $88 million, three MOBs for $20 million and three SHOP facilities for $41 million, recognizing total gain on sales of $165 million.
During the year ended December 31, 2015, we sold the following assets: (i) nine senior housing triple-net facilities for $60 million, resulting from Brookdale’s exercise of its purchase option, and (ii) a MOB for $0.4 million, recognizing total gain on sales of $6 million.
Loss on debt extinguishments.  During the year ended December 31, 2017, we repurchased $500 million of our 5.375% senior notes due 2021 and recognized a $54 million loss on debt extinguishment, primarily related to a premium for early payment.
During the fourth quarter of 2016, using proceeds from the Spin-Off, we repaid $1.1 billion of senior unsecured notes that were due to mature in January 2017 and January 2018 and repaid $108 million of mortgage debt, incurring aggregate loss on debt extinguishments of $46 million, primarily related to prepayment penalties.
Other income (expense), net.  The increase in other income, net for the year ended December 31, 2017 was primarily as a result of the £42 million ($51 million) gain on sale of our Four Seasons Notes, partially offset by $12 million of casualty-related charges due to hurricanes in the third quarter of 2017 and $13 million of increased litigation-related expenses, including costs from securities class action litigation, and a legal settlement in 2017.
The decrease in other income, net for the year ended December 31, 2016 was primarily the result of a reduction of foreign currency remeasurement gains from remeasuring assets and liabilities denominated in GBP to U.S. dollars (“USD”) as a result of effective hedges designated in September 2015.
Income tax benefit (expense).  The increase in income tax benefit for the year ended December 31, 2017 was primarily the result of: (i) a $6 million income tax benefit from the partial sale of RIDEA II in 2017, (ii) a $5 million income tax benefit related to our share of operating losses from our RIDEA joint ventures, (iii) a $1 million deferred tax benefit from casualty-related charges recognized in the second half of 2017 and (iv) a $11 million income tax expense recognized in 2016 associated with federal income tax and state built-in gain tax for the disposition of certain real estate assets. The total tax benefit was partially offset by a $17 million income tax expense related to the impact of tax rate legislation during the fourth quarter of 2017.

The increase in income tax expense for the year ended December 31, 2016 was primarily the result of recognizing tax liabilities representing state built-in gain tax for the disposition of certain real estate assets.
Equity income (loss) from unconsolidated joint ventures.  The decrease in equity income from unconsolidated joint ventures for the year ended December 31, 2017 was primarily the result of income from our share of gains on sales of real estate in 2016, partially offset by income from our investment in RIDEA II, which was deconsolidated in the first quarter of 2017.
The increase in equity income from unconsolidated joint ventures for the year ended December 31, 2016 was primarily the result of increased income from our share of gains on sales of real estate.
Total discontinued operations.  Discontinued operations for the years ended December 31, 2016 and 2015 resulted in income of $266 million and loss of $699 million, respectively. Income and loss from discontinued operations primarily relates to the operations of QCP. Income from discontinued operations increased during the year ended December 31, 2016 as a result of impairment charges during 2015 not repeated in 2016. The increase in discontinued operations was partially offset by the following: (i) a reduction in income from our HCRMC investments as a result of the HCRMC lease amendment effective April 1, 2015, the sale of non-strategic assets during the second half of 2015 and the first half of 2016, and a change in income recognition to a cash basis method beginning in January 2016, (ii) transaction costs of $87 million related to the Spin-Off and (iii) increased income tax expense related to our estimated exposure to state built-in gain tax. During the year ended December 31, 2015, we recognized impairments of $1.3 billion related to our HCRMC portfolio. There were no discontinued operations for the year ended December 31, 2017.
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
Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our credit ratings. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. As of January 31, 2018, we had a credit rating of BBB from Fitch, Baa2 from Moody’s and BBB from S&P Global on our senior unsecured debt securities.
Cash Flow Summary

During the fourth quarter of 2017, we adopted Accounting Standards Update ("ASU") No. 2016-18, Restricted Cash and ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments using the full retrospective approach. See Note 2 to the Consolidated Financial Statements for additional information. The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash, cash equivalents and restricted cash were $82 million, $137 million and $407 million at December 31, 2017, 2016 and 2015, respectively. The following table sets forth changes in cash flows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by (used in) operating activities	$847,041	$1,214,131	$1,222,145
Net cash provided by (used in) investing activities	1,246,257	(428,973)	(1,660,365)
Net cash provided by (used in) financing activities	(2,148,461)	(1,054,265)	614,087
Operating cash flow decreased $367 million between the years ended December 31, 2017 and 2016 primarily as the result of: (i) decreased Adjusted NOI related to the QCP Spin-Off and dispositions in 2016 and 2017 and (ii) decreased interest received as a result of loan repayments during 2016 and 2017; partially offset by (i) 2016 and 2017 acquisitions, (ii) annual rent increases, (iii) and decreased interest paid as a result of lower balances on our senior unsecured notes and term loans. Our cash flow from operations is dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.
Operating cash flow decreased $8 million between the years ended December 31, 2016 and 2015 primarily as the result of: (i) decreased Adjusted NOI related to the QCP Spin-Off and dispositions in 2015 and 2016 and (ii) decreased interest received as a result of loan repayments during 2016; partially offset by (i) 2015 and 2016 acquisitions, (ii) annual rent increases, (iii) and decreased interest paid as a result of lower balances on our senior unsecured notes and term loans.
The following are significant investing and financing activities for the year ended December 31, 2017:

•	received net proceeds of $1.8 billion from the sale of real estate, including the sale and recapitalization of RIDEA II;

•	received net proceeds of $559 million primarily from the sale of our Four Seasons investments, the repayment of our HC-One Facility, and a DFL repayment;

•	made investments of $1.1 billion primarily for the acquisition and development of real estate;

•	repaid $1.4 billion of debt under our 2012 Term Loan, 2015 Term Loan, senior unsecured notes and mortgage debt, partially offset by net borrowings under our bank line of credit; and

•	paid cash dividends on common stock of $695 million.
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

•
received net proceeds of $1.7 billion from the Spin-Off of QCP, raised proceeds of $1.1 billion primarily from our net borrowings under our bank line of credit, and repaid $2.9 billion under our bank line of credit, senior unsecured notes and mortgage debt.

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
See “2017 Transaction Overview” for further information regarding our significant financing activities during the year ended December 31, 2017.
Equity

At December 31, 2017, we had 469 million shares of common stock outstanding, equity totaled $5.6 billion, and our equity securities had a market value of $12.4 billion.
At December 31, 2017, non-managing members held an aggregate of 4 million units in five limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).
At-The-Market Program.  In June 2015, we established an at-the-market program, in connection with the renewal of our Shelf Registration Statement. Under this program, we may sell shares of our common stock from time to time having an aggregate gross sales price of up to $750 million through a consortium of banks acting as sales agents or directly to the banks acting as principals. There was no activity during the year ended December 31, 2017 and, as of December 31, 2017, shares of our common stock having an aggregate gross sales price of $676 million were available for sale under the at-the-market program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under our program.
Shelf Registration

We filed a prospectus with the SEC as part of a registration statement on Form S-3ASR, using a shelf registration process. Our current shelf registration statement expires in June 2018. We expect to file a new shelf registration statement on or before such time. Under the “shelf” process, we may sell any combination of the securities described in the prospectus through one or more offerings. The securities described in the prospectus include common stock, preferred stock, depositary shares, debt securities and warrants.

Contractual Obligations
The following table summarizes our material contractual payment obligations and commitments at December 31, 2017 (in thousands):

	Total(1)	2018	2019-2020	2021-2022	More than Five Years
Bank line of credit(2)	$1,017,076	$—	$—	$1,017,076	$—
Term loan(3)	228,674	—	228,674	—	—
Senior unsecured notes	6,450,000	—	1,250,000	1,600,000	3,600,000
Mortgage debt	138,567	3,512	7,458	13,978	113,619
U.K. loan commitments(4)	3,236	3,236	—	—	—
Construction loan commitments(5)	114,691	45,863	68,828	—	—
Development commitments(6)	133,371	128,101	2,228	3,042	—
Ground and other operating leases	395,796	6,619	13,434	13,524	362,219
Interest(7)	1,938,466	297,694	551,684	419,699	669,389
Total	$10,419,877	$485,025	$2,122,306	$3,067,319	$4,745,227
_______________________________________

(1)	Excludes $94 million of other debt that represents life care bonds and demand notes that have no scheduled maturities.

(2)	Includes £105 million ($142 million) translated into USD.

(3)	Represents £169 million translated into USD.

(4)	Represents £2 million translated into USD for commitments to fund our U.K. loan facilities.

(5)	Represents commitments to finance development projects.

(6)	Represents construction and other commitments for developments in progress.

(7)	Interest on variable-rate debt is calculated using rates in effect at December 31, 2017.
Off-Balance Sheet Arrangements
We own interests in certain unconsolidated joint ventures as described in Note 8 to the Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under Note 11 to the Consolidated Financial Statements. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described above under “Contractual Obligations”.
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

Non-GAAP Financial Measure Reconciliations
Funds From Operations and Funds Available for Distribution

The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO, FFO as adjusted and FAD (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Net income (loss) applicable to common shares	$413,013	$626,549	$(560,552)	$919,796	$969,103
Real estate related depreciation and amortization	534,726	572,998	510,785	459,995	429,174
Real estate related depreciation and amortization on unconsolidated joint ventures	60,058	49,043	48,188	21,303	9,891
Real estate related depreciation and amortization on noncontrolling interests and other	(15,069)	(21,001)	(14,506)	(8,027)	(6,217)
Other depreciation and amortization	9,364	11,919	22,223	18,864	14,326
Loss (gain) on sales of real estate, net	(356,641)	(164,698)	(6,377)	(31,298)	(69,866)
Loss (gain) on sales of real estate, net on unconsolidated joint ventures	(1,430)	(16,332)	(15,003)	—	—
Loss (gain) on sales of real estate, net on noncontrolling interests	—	224	1,453	1,001	1,481
Taxes associated with real estate dispositions(1)	(5,498)	60,451	—	—	—
Impairments (recoveries) of real estate, net	22,590	—	2,948	—	1,372
FFO applicable to common shares	661,113	1,119,153	(10,841)	1,381,634	1,349,264
Distributions on dilutive convertible units	—	8,732	—	13,799	13,276
Diluted FFO applicable to common shares	$661,113	$1,127,885	$(10,841)	$1,395,433	$1,362,540
Weighted average shares used to calculate diluted FFO per common share	468,935	471,566	462,795	464,845	461,710

Impact of adjustments to FFO:
Transaction-related items(2)	$62,576	$96,586	$32,932	$(18,856)	$6,191
Other impairments (recoveries), net(3)	92,900	—	1,446,800	35,913	—
Severance and related charges(4)	5,000	16,965	6,713	—	27,244
Loss on debt extinguishments(5)	54,227	46,020	—	—	—
Litigation costs(6)	15,637	3,081	—	—	—
Casualty-related charges (recoveries), net	10,964	—	—	—	—
Foreign currency remeasurement losses (gains)	(1,043)	585	(5,437)	—	—
Tax rate legislation impact(7)	17,028	—	—	—	—
	$257,289	$163,237	$1,481,008	$17,057	$33,435

FFO as adjusted applicable to common shares	$918,402	$1,282,390	$1,470,167	$1,398,691	$1,382,699
Distributions on dilutive convertible units and other	6,657	12,849	13,597	13,766	13,220
Diluted FFO as adjusted applicable to common shares	$925,059	$1,295,239	$1,483,764	$1,412,457	$1,395,919
Weighted average shares used to calculate diluted FFO as adjusted per common share	473,620	473,340	469,064	464,845	461,710

FFO as adjusted applicable to common shares	$918,402	$1,282,390	$1,470,167	$1,398,691	$1,382,699
Amortization of deferred compensation(8)	13,510	15,581	23,233	21,885	23,327
Amortization of deferred financing costs	14,569	20,014	20,222	19,260	18,541
Straight-line rents	(23,933)	(27,560)	(38,415)	(43,857)	(39,587)
FAD capital expenditures(9)	(124,176)	(93,407)	(91,320)	(85,183)	(75,163)
Lease restructure payments	1,470	16,604	22,657	9,425	—
CCRC entrance fees(10)	21,385	21,287	27,895	11,121	—
Deferred income taxes(11)	(15,490)	(13,692)	(15,281)	(4,580)	3,500
Other FAD adjustments(12)	(2,017)	(5,521)	(157,309)	(147,940)	(155,235)
FAD applicable to common shares	803,720	1,215,696	1,261,849	1,178,822	1,158,082
Distributions on dilutive convertible units	—	13,088	14,230	13,799	13,276
Diluted FAD applicable to common shares	$803,720	$1,228,784	$1,276,079	$1,192,621	$1,171,358

	Year Ended December 31,
	2017	2016	2015	2014	2013
Diluted earnings per common share	$0.88	$1.34	$(1.21)	$2.00	$2.13
Depreciation and amortization	1.25	1.30	1.22	1.07	0.97
Loss (gain) on sales of real estate, net	(0.76)	(0.38)	(0.04)	(0.07)	(0.15)
Taxes associated with real estate dispositions	(0.01)	0.13	—	—	—
Impairments (recoveries) of real estate, net	0.05	—	0.01	—	—
Diluted FFO per common shares	$1.41	$2.39	$(0.02)	$3.00	$2.95
Transaction-related items(2)	0.13	0.20	0.07	(0.04)	0.01
Other impairments (recoveries), net(3)	0.20	—	3.11	0.08	—
Severance and related charges(4)	0.01	0.04	0.01	—	0.06
Loss on debt extinguishments(5)	0.11	0.10	—	—	—
Litigation costs(6)	0.03	0.01	—	—	—
Casualty-related charges (recoveries), net	0.02	—	—	—	—
Foreign currency remeasurement losses (gains)	—	—	(0.01)	—	—
Tax rate legislation impact(7)	0.04	—	—	—	—
Diluted FFO as adjusted per common shares	$1.95	$2.74	$3.16	$3.04	$3.02
_______________________________________

(1)
For the year ended December 31, 2017, represents income tax benefit associated with the disposition of real estate assets in our RIDEA II transaction. For the year ended December 31, 2016, represents income tax expense associated with the state built-in gain tax payable upon the disposition of specific real estate assets, of which $49 million relates to the HCRMC real estate portfolio.

(2)
For the year ended December 31, 2017, includes $55 million of net non-cash charges related to the right to terminate certain triple-net leases and management agreements in conjunction with the November 2017 Brookdale transaction. For the year ended December 31, 2016, primarily relates to the Spin-Off. For the year ended December 31, 2015, primarily related to acquisition and pursuit costs. For the year ended December 31, 2014, includes a net benefit from the 2014 Brookdale transaction, partially offset by acquisition and pursuit costs. For the year ended December 31, 2013, primarily relates to acquisition and pursuit costs.

(3)
For the year ended December 31, 2017, relates to $144 million of impairments on our Tandem Mezzanine Loan throughout 2017, net of a $51 million impairment recovery upon the sale of our Four Seasons Notes in the first quarter of 2017. For the year ended December 31, 2015, include impairment charges of: (i) $1.3 billion related to our HCRMC DFL investments, (ii) $112 million related to our Four Seasons Notes and (iii) $46 million related to our equity investment in HCRMC, partially offset by an impairment recovery of $6 million related to a loan payoff. For the year ended December 31, 2014, relates to our equity investment in HCRMC.

(4)
For the year ended December 31, 2017, primarily relates to the departure of our former Executive Vice President and Chief Accounting Officer. For the year ended December 31, 2016, primarily relates to the departure of our former President and Chief Executive Officer. For the year ended December 31, 2015, relates to the departure of our former Executive Vice President and Chief Investment Officer. For the year ended December 31, 2013, relates to the departure of our former Chairman, CEO and President.

(5)
For the year ended December 31, 2017, represents the premium associated with the prepayment of $500 million of senior unsecured notes. For the year ended December 31, 2016, represents penalties of $46 million from the prepayment of $1.1 billion of senior unsecured notes and $108 million of mortgage debt using proceeds from the Spin-Off.

(6)
For the year ended December 31, 2017, relates to costs from securities class action litigation and a legal settlement. For the year ended December 31, 2016, primarily relates to costs from securities class action litigation. See Note 3 in the Consolidated Financial Statements for additional information.

(7)	Represents the remeasurement of deferred tax assets and liabilities as a result of the Tax Cuts and Jobs Act that was signed into legislation on December 22, 2017.

(8)
Excludes $0.7 million related to the acceleration of deferred compensation for restricted stock units that vested upon the departure of our former Executive Vice President and Chief Accounting Officer, which is included in the severance and related charges for the year ended December 31, 2017. Excludes $7 million related to the acceleration of deferred compensation for restricted stock units that vested upon the departure of our former President and Chief Executive Officer, which is included in severance and related charges for the year ended December 31, 2016. Excludes $3 million related to the acceleration of deferred compensation for restricted stock units and stock options that vested upon the departure of our former Executive Vice President and Chief Investment Officer, which is included in the severance-related charge for year ended December 31, 2015. Excludes $17 million related to the acceleration of deferred compensation for restricted stock units and options that vested upon the departure of our former CEO, which is included in severance-related charges for the year ended December 31, 2013.

(9)	Includes our share of recurring capital expenditures, leasing costs, and tenant and capital improvements from unconsolidated joint ventures.

(10)	Represents our 49% share of non-refundable entrance fees as the fees are collected by our CCRC JV, net of reserves and CCRC JV entrance fee amortization.

(11)
Excludes $17 million of deferred tax expenses, which is included in tax rate legislation impact for the year ended December 31, 2017. Additionally, the year ended December 31, 2017, excludes $1 million of deferred tax benefit from the casualty-related charges, which is included in casualty-related charges (recoveries), net.

(12)
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
If we determine that we are the primary beneficiary of a VIE, our consolidated financial statements include the operating results of the VIE rather than the results of our variable interest in the VIE. We require VIEs to provide us timely financial information and review the internal controls of VIEs to determine if we can rely on the financial information it provides. If a VIE has deficiencies in its internal controls over financial reporting, or does not provide us with timely financial information, it may adversely impact the quality and/or timing of our financial reporting and our internal controls over financial reporting.
Revenue Recognition

At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee prior to or shortly after the end of the lease term, (ii) the lessee has a bargain purchase option during or at the end of the lease term, (iii) the lease term is equal to 75% or more of the underlying property’s economic life, or (iv) the present value of future minimum lease payments (excluding executory costs) is equal to 90% or more of the estimated fair value of the leased asset. If one of the four criteria is met and the minimum lease payments are determined to be reasonably predictable and collectible, the lease arrangement is generally accounted for as a DFL. If the assumptions utilized in the above classifications assessments were different, our lease classification for accounting purposes may have been different; thus the timing and amount of our revenue recognized would have been impacted, which may be material to our consolidated financial statements.
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
Loans receivable and DFLs (collectively, “Finance Receivables”), are reviewed and assigned an internal rating of Performing, Watch List or Workout. Finance Receivables that are deemed Performing meet all present contractual obligations, and collection and timing, of all amounts owed is reasonably assured. Watch List Finance Receivables are defined as Finance Receivables that do not meet the definition of Performing or Workout. Workout Finance Receivables are defined as Finance Receivables in which we have determined, based on current information and events, that: (i) it is probable we will be unable to collect all amounts due according to the contractual terms of the agreement, (ii) the tenant, operator, or borrower is delinquent on making payments under the contractual terms of the agreement and (iii) we have commenced action or anticipate pursuing action in the near term to seek recovery of our investment.
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
Real Estate

We make estimates as part of our process for allocating a purchase price to the various identifiable assets of an acquisition based upon the relative fair value of each asset. The most significant components of our allocations are typically buildings as-if-vacant, land and in-place leases. In the case of allocating fair value to buildings and intangibles, our fair value estimates will affect the amount of depreciation and amortization we record over the estimated useful life of each asset acquired. In the case of allocating fair value to in-place leases, we make our best estimates based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. Our assumptions affect the amount of future revenue and/or depreciation and amortization expense that we will recognize over the remaining lease term for the acquired in-place leases.
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
The determination of the fair value of real estate assets involves significant judgment. This judgment is based on our analysis and estimates of fair value of real estate assets, future operating results and resulting cash flows of each real estate asset whose carrying amount may not be recoverable. Our ability to accurately predict future operating results and resulting cash flows, and estimate and allocate fair values, impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.
Investments in Unconsolidated Joint Ventures

The initial carrying value of investments in unconsolidated joint ventures is based on the amount paid to purchase the joint venture interest or the carrying value of the assets prior to the sale or contribution of the interests to the joint venture. We evaluate our equity method investments for impairment by first reviewing for indicators of impairment based upon the performance of the underlying real estate assets held by the joint venture. If an equity method investment shows indicators of impairment, we compare the fair value of the equity method investment to our carrying value. If we determine there is a decline in the fair value of our investment in an unconsolidated joint venture below its carrying value and it is other-than-temporary, an impairment is recorded. The determination of the fair value of investments in unconsolidated joint ventures and as to whether a deficiency in fair value is other-than-temporary involves significant judgment. Our estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends, severity and duration of a fair value deficiency, and other relevant factors. Capitalization rates, discount rates and credit spreads utilized in our valuation models are based upon rates that we believe to be within a reasonable range of current market rates for the respective investments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

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
We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates and foreign currency exchange rates, specifically the GBP. We use derivative financial instruments in the normal course of business to mitigate interest rate and foreign currency risk. We do not use derivative financial instruments for speculative or trading purposes. Derivatives are recorded on the consolidated balance sheets at fair value (see Note 23 to the Consolidated Financial Statements).
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
Interest Rate Risk

At December 31, 2017, we are exposed to market risks related to fluctuations in interest rates primarily on variable rate debt. As of December 31, 2017, $44 million of our variable-rate debt was hedged by interest rate swap transactions. The interest rate swaps are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable-rate debt to fixed interest rates.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could adversely be affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. A one percentage point increase or decrease in interest rates would change the fair value of our fixed rate debt by approximately $332 million and $358 million, respectively, and would not materially impact earnings or cash flows. A one percentage point increase or decrease in interest rates would change the fair value of our fixed rate debt investments by approximately $8 million and $9 million, respectively, and would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point change in the interest rate related to our variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance as of December 31, 2017, our annual interest expense and interest income would change by approximately $12 million and $1 million, respectively.
Foreign Currency Exchange Rate Risk

At December 31, 2017, our exposure to foreign currencies primarily relates to U.K. investments in leased real estate and related GBP denominated cash flows. Our foreign currency exposure is partially mitigated through the use of GBP denominated borrowings and foreign currency swap contracts. Based solely on our operating results for the year ended December 31, 2017, including the impact of existing hedging arrangements, if the value of the GBP relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the year ended December 31, 2017, the increase or decrease to our cash flows would not be material.

Market Risk

We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At December 31, 2017, both the fair value and carrying value of marketable debt securities were $19 million.

ITEM 8.	Financial Statements and Supplementary Data
HCP, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of HCP, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HCP, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for real estate acquisitions effective January 1, 2017 due to the adoption of Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 13, 2018

We have served as the Company's auditor since 2010.

HCP, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2017	2016
ASSETS
Real estate:
Buildings and improvements	$11,239,732	$11,692,654
Development costs and construction in progress	447,976	400,619
Land	1,785,865	1,881,487
Accumulated depreciation and amortization	(2,741,695)	(2,648,930)
Net real estate	10,731,878	11,325,830
Net investment in direct financing leases	714,352	752,589
Loans receivable, net	313,326	807,954
Investments in and advances to unconsolidated joint ventures	800,840	571,491
Accounts receivable, net of allowance of $4,425 and $4,459, respectively	40,733	45,116
Cash and cash equivalents	55,306	94,730
Restricted cash	26,897	42,260
Intangible assets, net	410,082	479,805
Assets held for sale, net	417,014	927,866
Other assets, net	578,033	711,624
Total assets	$14,088,461	$15,759,265
LIABILITIES AND EQUITY
Bank line of credit	$1,017,076	$899,718
Term loans	228,288	440,062
Senior unsecured notes	6,396,451	7,133,538
Mortgage debt	144,486	623,792
Other debt	94,165	92,385
Intangible liabilities, net	52,579	58,145
Liabilities of assets held for sale, net	14,031	3,776
Accounts payable and accrued liabilities	401,738	417,360
Deferred revenue	144,709	149,181
Total liabilities	8,493,523	9,817,957
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 469,435,678 and 468,081,489 shares issued and outstanding, respectively	469,436	468,081
Additional paid-in capital	8,226,113	8,198,890
Cumulative dividends in excess of earnings	(3,370,520)	(3,089,734)
Accumulated other comprehensive income (loss)	(24,024)	(29,642)
Total stockholders' equity	5,301,005	5,547,595
Joint venture partners	117,045	214,377
Non-managing member unitholders	176,888	179,336
Total noncontrolling interests	293,933	393,713
Total equity	5,594,938	5,941,308
Total liabilities and equity	$14,088,461	$15,759,265

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental and related revenues	$1,071,153	$1,159,791	$1,116,830
Tenant recoveries	142,496	134,280	125,022
Resident fees and services	524,275	686,835	525,453
Income from direct financing leases	54,217	59,580	61,000
Interest income	56,237	88,808	112,184
Total revenues	1,848,378	2,129,294	1,940,489
Costs and expenses:
Interest expense	307,716	464,403	479,596
Depreciation and amortization	534,726	568,108	504,905
Operating	666,251	738,399	610,679
General and administrative	88,772	103,611	95,965
Transaction costs	7,963	9,821	27,309
Impairments (recoveries), net	166,384	—	108,349
Total costs and expenses	1,771,812	1,884,342	1,826,803
Other income (expense):
Gain (loss) on sales of real estate, net	356,641	164,698	6,377
Loss on debt extinguishments	(54,227)	(46,020)	—
Other income (expense), net	31,420	3,654	16,208
Total other income (expense), net	333,834	122,332	22,585
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	410,400	367,284	136,271
Income tax benefit (expense)	1,333	(4,473)	9,807
Equity income (loss) from unconsolidated joint ventures	10,901	11,360	6,590
Income (loss) from continuing operations	422,634	374,171	152,668
Discontinued operations:
Income before impairments, transaction costs and income taxes	—	400,701	643,109
Impairments, net	—	—	(1,341,399)
Transaction costs	—	(86,765)	—
Income tax benefit (expense)	—	(48,181)	(796)
Total discontinued operations	—	265,755	(699,086)
Net income (loss)	422,634	639,926	(546,418)
Noncontrolling interests' share in earnings	(8,465)	(12,179)	(12,817)
Net income (loss) attributable to HCP, Inc.	414,169	627,747	(559,235)
Participating securities' share in earnings	(1,156)	(1,198)	(1,317)
Net income (loss) applicable to common shares	$413,013	$626,549	$(560,552)
Basic earnings per common share:
Continuing operations	$0.88	$0.77	$0.30
Discontinued operations	—	0.57	(1.51)
Net income (loss) applicable to common shares	$0.88	$1.34	$(1.21)
Diluted earnings per common share:
Continuing operations	$0.88	$0.77	$0.30
Discontinued operations	—	0.57	(1.51)
Net income (loss) applicable to common shares	$0.88	$1.34	$(1.21)
Weighted average shares used to calculate earnings per common share:
Basic	468,759	467,195	462,795
Diluted	468,935	467,403	462,795

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$422,634	$639,926	$(546,418)
Other comprehensive income (loss):
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses)	(11,107)	3,233	1,894
Reclassification adjustment realized in net income (loss)	799	707	148
Change in Supplemental Executive Retirement Plan obligation and other	64	220	121
Foreign currency translation adjustment	15,862	(3,332)	(8,738)
Total other comprehensive income (loss)	5,618	828	(6,575)
Total comprehensive income (loss)	428,252	640,754	(552,993)
Total comprehensive income (loss) attributable to noncontrolling interests	(8,465)	(12,179)	(12,817)
Total comprehensive income (loss) attributable to HCP, Inc.	$419,787	$628,575	$(565,810)
See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
January 1, 2015	459,746	$459,746	$11,431,987	$(1,132,541)	$(23,895)	$10,735,297	$261,802	$10,997,099
Net income (loss)	—	—	—	(559,235)	—	(559,235)	12,817	(546,418)
Other comprehensive income (loss)	—	—	—	—	(6,575)	(6,575)	—	(6,575)
Issuance of common stock, net	5,117	5,117	176,950	—	—	182,067	(3,183)	178,884
Repurchase of common stock	(198)	(198)	(8,540)	—	—	(8,738)	—	(8,738)
Exercise of stock options	823	823	26,764	—	—	27,587	—	27,587
Amortization of deferred compensation	—	—	26,127	—	—	26,127	—	26,127
Common Dividends ($2.260 per share)	—	—	—	(1,046,638)	—	(1,046,638)	—	(1,046,638)
Distributions to noncontrolling interest	—	—	(263)	—	—	(263)	(18,884)	(19,147)
Issuances of noncontrolling interest	—	—	—	—	—	—	151,185	151,185
Purchase of noncontrolling interest	—	—	(5,986)	—	—	(5,986)	(1,063)	(7,049)
December 31, 2015	465,488	$465,488	$11,647,039	$(2,738,414)	$(30,470)	$9,343,643	$402,674	$9,746,317
Net income (loss)	—	—	—	627,747	—	627,747	12,179	639,926
Other comprehensive income (loss)	—	—	—	—	828	828	—	828
Issuance of common stock, net	2,552	2,552	61,625	—	—	64,177	—	64,177
Conversion of DownREIT units to common stock	145	145	5,948	—	—	6,093	(6,093)	—
Repurchase of common stock	(237)	(237)	(8,448)	—	—	(8,685)	—	(8,685)
Exercise of stock options	133	133	3,340	—	—	3,473	—	3,473
Amortization of deferred compensation	—	—	22,884	—	—	22,884	—	22,884
Common dividends ($2.095 per share)	—	—	—	(979,542)	—	(979,542)	—	(979,542)
Distribution of QCP, Inc.	—	—	(3,532,763)	—	—	(3,532,763)	—	(3,532,763)
Distributions to noncontrolling interests	—	—	(36)	—	—	(36)	(26,311)	(26,347)
Issuances of noncontrolling interests	—	—	—	—	—	—	11,834	11,834
Deconsolidation of noncontrolling interests	—	—	(36)	475	—	439	67	506
Purchase of noncontrolling interests	—	—	(663)	—	—	(663)	(637)	(1,300)
December 31, 2016	468,081	$468,081	$8,198,890	$(3,089,734)	$(29,642)	$5,547,595	$393,713	$5,941,308
Net income (loss)	—	—	—	414,169	—	414,169	8,465	422,634
Other comprehensive income (loss)	—	—	—	—	5,618	5,618	—	5,618
Issuance of common stock, net	1,402	1,402	25,951	—	—	27,353	—	27,353
Conversion of DownREIT units to common stock	78	78	2,411	—	—	2,489	(2,489)	—
Repurchase of common stock	(157)	(157)	(4,628)	—	—	(4,785)	—	(4,785)
Exercise of stock options	32	32	736	—	—	768	—	768
Amortization of deferred compensation	—	—	14,258	—	—	14,258	—	14,258
Common Dividends ($1.480 per share)	—	—	—	(694,955)	—	(694,955)	—	(694,955)
Distributions to noncontrolling interests	—	—	—	—	—	—	(26,129)	(26,129)
Issuances of noncontrolling interests	—	—	—	—	—	—	1,615	1,615
Deconsolidation of noncontrolling interests	—	—	—	—	—	—	(58,062)	(58,062)
Purchase of noncontrolling interests	—	—	(11,505)	—	—	(11,505)	(23,180)	(34,685)
December 31, 2017	469,436	$469,436	$8,226,113	$(3,370,520)	$(24,024)	$5,301,005	$293,933	$5,594,938
See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$422,634	$639,926	$(546,418)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	534,726	568,108	504,905
Discontinued operations	—	4,890	5,880
Amortization of deferred compensation	14,258	22,884	26,127
Amortization of deferred financing costs	14,569	20,014	20,222
Straight-line rents	(23,933)	(18,003)	(28,859)
Loan and direct financing lease non-cash interest, net:
Continuing operations	(613)	599	(5,648)
Discontinued operations	—	—	(90,065)
Equity loss (income) from unconsolidated joint ventures	(10,901)	(11,360)	(57,313)
Distributions of earnings from unconsolidated joint ventures	44,142	26,492	15,111
Loss (gain) on sales of real estate, net	(356,641)	(164,698)	(6,377)
Lease and management fee termination loss (income), net	54,641	—	(1,103)
Deferred income tax expense (benefit)	(5,523)	47,195	—
Impairments (recoveries), net	166,384	—	1,449,748
Loss on extinguishment of debt	54,227	46,020	—
Casualty-related loss (recoveries), net	12,053	—	—
Loss (gain) on sale of marketable securities	(50,895)	—	—
Other non-cash items	(2,122)	(2,968)	(11,286)
Decrease (increase) in accounts receivable and other assets, net	(24,782)	(6,992)	(29,022)
Increase (decrease) accounts payable and accrued liabilities	4,817	42,024	(23,757)
Net cash provided by (used in) operating activities	847,041	1,214,131	1,222,145
Cash flows from investing activities:
Acquisition of RIDEA III, net	—	—	(768,413)
Acquisitions of other real estate	(560,753)	(467,162)	(613,252)
Development and redevelopment of real estate	(373,479)	(421,322)	(281,017)
Leasing costs, tenant improvements, and recurring capital expenditures	(115,260)	(91,442)	(84,282)
Proceeds from sales of real estate, net	1,314,325	647,754	73,149
Contributions to unconsolidated joint ventures	(46,334)	(10,186)	(69,936)
Distributions in excess of earnings from unconsolidated joint ventures	37,023	28,366	30,989
Proceeds from the RIDEA II transaction, net	462,242	—	—
Proceeds from sales/principal repayments on debt investments and direct financing leases	558,769	231,990	628,049
Investments in loans receivable, direct financing leases and other	(30,276)	(273,693)	(575,652)
Purchase of securities for debt defeasance	—	(73,278)	—
Net cash provided by (used in) investing activities	1,246,257	(428,973)	(1,660,365)
Cash flows from financing activities:
Borrowings under bank line of credit, net	1,244,189	1,108,417	98,743
Repayments under bank line of credit	(1,150,596)	(540,000)	(511,521)
Proceeds related to QCP Spin-Off, net	—	1,685,172	—
Issuance and borrowings of debt, excluding bank line of credit	5,395	—	2,269,031
Repayments and repurchase of debt, excluding bank line of credit	(1,468,446)	(2,316,774)	(457,845)
Payments for debt extinguishment and deferred financing costs	(51,415)	(54,856)	(19,995)
Issuance of common stock and exercise of options	28,121	67,650	206,471
Repurchase of common stock	(4,785)	(8,685)	(8,738)
Dividends paid on common stock	(694,955)	(979,542)	(1,046,638)
Issuance of noncontrolling interests	1,615	11,834	110,775
Distributions to and purchase of noncontrolling interests	(57,584)	(27,481)	(26,196)
Net cash provided by (used in) financing activities	(2,148,461)	(1,054,265)	614,087
Effect of foreign exchanges on cash, cash equivalents and restricted cash	376	(1,019)	(1,537)
Net increase (decrease) in cash, cash equivalents and restricted cash	(54,787)	(270,126)	174,330
Cash, cash equivalents and restricted cash, beginning of year	136,990	407,116	232,786
Cash, cash equivalents and restricted cash, end of year	$82,203	$136,990	$407,116
Less: cash, cash equivalents and restricted cash of discontinued operations	—	—	(6,058)
Cash, cash equivalents and restricted cash of continuing operations, end of year	$82,203	$136,990	$401,058
See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Business

Overview
HCP, Inc., an S&P 500 company, is a Maryland corporation that is organized to qualify as a real estate investment trust (“REIT”) which, together with its consolidated entities (collectively, “HCP” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). The Company acquires, develops, leases, and manages and disposes of healthcare real estate. The Company’s diverse portfolio is comprised of investments in the following reportable healthcare segments: (i) senior housing triple-net, (ii) senior housing operating portfolio (“SHOP”), (iii) life science and (iv) medical office.

NOTE 2.	Summary of Significant Accounting Policies

Use of Estimates
Management is required to make estimates and assumptions in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from management’s estimates.
Principles of Consolidation
The consolidated financial statements include the accounts of HCP, Inc., its wholly-owned subsidiaries, joint ventures and variable interest entities that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation.
The Company is required to continually evaluate its variable interest entity (“VIE”) relationships and consolidate these entities when it is determined to be the primary beneficiary of their operations. A VIE is broadly defined as an entity where either: (i) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support, (ii) substantially all of an entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights, or (iii) the equity investors as a group lack any of the following: (a) the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of an entity, or (c) the right to receive the expected residual returns of an entity.
A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but is not limited to, its form of ownership interest, its representation on the VIE’s governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and its ability to replace the VIE manager and/or liquidate the entity.
For its investments in joint ventures that are not considered to be VIEs, the Company evaluates the type of ownership rights held by the limited partner(s) that may preclude consolidation by the sole general partner or majority interest holder. The assessment of limited partners’ rights and their impact on the control of a joint venture should be made at inception of the joint venture and should be reassessed if: (i) there is a change to the terms or in the ability to exercise the limited partner rights, (ii) the sole general partner increases or decreases its ownership interest in the limited partnership, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. The Company similarly evaluates the rights of managing members of limited liability companies.

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
The Company commences recognition of rental revenue for operating lease arrangements when the tenant has taken possession or controls the physical use of a leased asset; the tenant is not considered to have taken physical possession or have control of the leased asset until the Company-owned tenant improvements are substantially completed. If a lease arrangement provides for tenant improvements, the Company determines whether the tenant improvements are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, any tenant improvements funded by the tenant are treated as lease payments which are deferred and amortized into income over the lease term. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Ownership of tenant improvements is determined based on various factors including, but not limited to, the following criteria:

•	lease stipulations of how and on what a tenant improvement allowance may be spent;

•	which party to the arrangement retains legal title to the tenant improvements upon lease expiration;

•	whether the tenant improvements are unique to the tenant or general purpose in nature;

•	if the tenant improvements are expected to have significant residual value at the end of the lease term;

•	the responsible party for construction cost overruns; and

•	which party constructs or directs the construction of the improvements.
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
Loans receivable are classified as held-for-investment based on management’s intent and ability to hold the loans for the foreseeable future or to maturity. Loans held-for-investment are carried at amortized cost and reduced by a valuation allowance for estimated credit losses, as necessary. The Company recognizes interest income on loans, including the amortization of discounts and premiums, loan fees paid and received, using the interest method. The interest method is applied on a loan-by-loan basis when collectibility of the future payments is reasonably assured. Premiums and discounts are recognized as yield adjustments over the term of the related loans.

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
Real Estate
On January 1, 2017 the Company adopted Accounting Standards Update (“ASU”) No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”) which narrows the Financial Accounting Standards Board’s (“FASB”) definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset, or a group of assets, or a business (see “Accounting Pronouncements” section for complete details of the adoption of ASU 2017-01).

As a result of adopting ASU 2017-01, the majority of the Company’s real estate acquisitions subsequent to January 1, 2017 are classified as asset acquisitions for which the Company records identifiable assets acquired, liabilities assumed and any associated noncontrolling interests at cost on a relative fair value basis. In addition, for such asset acquisitions, no goodwill is recognized, third party transaction costs are capitalized and any associated contingent consideration is recorded when the contingency is resolved.
Prior to the adoption of ASU 2017-01, the majority of the Company’s real estate acquisitions were classified as business combinations and identifiable assets acquired, liabilities assumed and any associated noncontrolling interests were recorded at fair value, with any excess consideration recorded as goodwill. Transaction costs related to business combinations were expensed as incurred.
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
During the fourth quarter of 2017, the Company adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) which eliminates step two from the goodwill impairment test, as described below (see “Accounting Pronouncements” section for complete details of the adoption of ASU 2017-04). Effective October 1, 2017, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company recognizes an impairment loss for the amount by which the carrying value, including goodwill, exceeds the reporting unit’s fair value.
Prior to its adoption of ASU 2017-04, if the Company determined that it was more likely than not that the fair value of a reporting unit was less than its carrying value, the Company applied the required two-step quantitative approach. The quantitative procedures of the two-step approach: (i) compared the fair value of a reporting unit with its carrying value, including goodwill, and, if necessary, (ii) compared the implied fair value of reporting unit goodwill with the carrying value as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the fair value of assets and liabilities, excluding goodwill, is the implied value of goodwill and was used to determine the impairment loss amount, if any.
Assets Held for Sale and Discontinued Operations
The Company classifies a real estate property as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. A discontinued operation represents: (i) a component of an entity or group of components that has been disposed of or is classified as held for sale in a single transaction and represents a strategic shift that has or will have a major effect on the Company’s operations and financial results or (ii) an acquired business that is classified as held for sale on the date of acquisition. Examples of a strategic shift include disposing of: (i) a separate major line of business, (ii) a separate major geographic area of operations, or (iii) other major parts of the Company.
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
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and short-term investments with original maturities of three months or less when purchased. Restricted cash primarily consists of amounts held by mortgage lenders to provide for (i) real estate tax expenditures, tenant improvements and capital expenditures, (ii) security deposits, and (iii) net proceeds from property sales that were executed as tax-deferred dispositions.
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
Segment Reporting
The Company’s reportable segments, based on how it evaluates its business and allocates resources, are as follows: (i) senior housing triple-net, (ii) SHOP, (iii) life science and (iv) medical office. During the fourth quarter of 2017, as a result of a change in how operating results are reported to the Company's chief operating decision makers, for the purpose of evaluating performance and allocating resources, unconsolidated joint ventures are now included in other non-reportable segments. Accordingly, all prior period segment information has been recast to conform to the current period presentation.
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
If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads and/or market capitalization rates. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or Level 3 even though there may be some significant inputs that are readily observable. Internal fair value models and techniques used by the Company include discounted cash flow models. The Company also considers its counterparty’s and own credit risk for derivative instruments and other liabilities measured at fair value. The Company has elected the mid-market pricing expedient when determining fair value.
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
Recent Accounting Pronouncements
During the year ended December 31, 2017, the Company adopted the following ASUs, each of which did not have a material impact to its consolidated financial position, results of operations, cash flows, or disclosures upon adoption:

•
On January 1, 2017 the Company adopted ASU 2017-01 which narrows the FASB’s definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset, or a group of assets, or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. If this initial test is not met, a set cannot be considered a business unless it includes an acquired input and a substantive process that together significantly contribute to the ability to create outputs. In addition, ASU 2017-01 clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. This ASU is to be applied prospectively and the Company expects that a majority of its real estate acquisitions and dispositions will be deemed asset transactions rather than business combinations. As a result of adopting ASU 2017-01, the majority of the Company’s real estate acquisitions subsequent to January 1, 2017 are classified as asset acquisitions for which the Company records identifiable assets acquired, liabilities assumed and any associated noncontrolling interests at cost on a relative fair value basis. In addition, for such asset acquisitions, no goodwill is recognized, third party transaction costs are capitalized and any associated contingent consideration is recorded when the contingency is resolved.

•
During the fourth quarter of 2017, the Company adopted ASU 2017-04 which eliminates the two-step approach to testing goodwill for impairment by requiring that an entity, upon concluding that it is more likely than not that the fair value of a reporting unit is less than its carrying value, recognize an impairment loss for the amount by which the carrying value, including goodwill, exceeds the reporting unit’s fair value.

•
During the fourth quarter of 2017, the Company adopted ASU No. 2016-18, Restricted Cash (“ASU 2016-18”) and ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) (collectively, the “Cash Flow ASUs”). ASU 2016-18 requires an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows and ASU 2016-15 provides guidance clarifying how certain cash receipts and cash payments should be classified. The full retrospective approach of adoption is required for the Cash Flow ASUs and, accordingly, certain line items in the Company’s consolidated statements of cash flows have been reclassified to conform to the current period presentation.

The following table illustrates changes in the Company’s cash flows as reported and as previously reported prior to the adopted the Cash Flow ASUs during the fourth quarter of 2017 (in thousands):

	Year Ended
	December 31, 2016		December 31, 2015
Net cash provided by (used in):	As Reported	As Previously Reported	As Reported	As Previously Reported
Net cash provided by (used in) investing activities	$(428,973)	$(410,617)	$(1,660,365)	$(1,672,005)
Net increase (decrease) in balance(1)	(270,126)	(251,770)	174,330	162,690
Balance - beginning of year(1)	407,116	346,500	232,786	183,810
Balance - end of year(1)	136,990	94,730	407,116	346,500
Balance - continuing operations, end of year(1)	136,990	94,730	401,058	340,442
_______________________________________

(1)
Amounts in the As Reported column include cash and cash equivalents and restricted cash as required upon the adoption of the Cash Flow ASUs. Amounts in the As Previously Reported column reflects only cash and cash equivalents.

In addition to the changes in the consolidated statements of cash flows as a result of the adoption the Cash Flow ASUs, certain amounts within the consolidated statements of cash flows have been reclassified for prior periods to conform to the current period presentation. Such reclassifications primarily combined line items of similar classes of transactions and had no impact on the cash flows from operating, investing, and financing activities.
Revenue Recognition. Between May 2014 and February 2017, the FASB issued four ASUs changing the requirements for recognizing and reporting revenue (together, herein referred to as the “Revenue ASUs”): (i) ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), (ii) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), (iii) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), and (iv) ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-12 provides practical expedients and improvements on the previously narrow scope of ASU 2014-09. ASU 2017-05 clarifies the scope of the FASB’s recently established guidance on nonfinancial asset derecognition and aligns the accounting for partial sales of nonfinancial assets and in-substance nonfinancial assets with the guidance in ASU 2014-09. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within, beginning after December 15, 2017. All subsequent ASUs related to ASU 2014-09, including ASU 2016-08, ASU 2016-12, and ASU 2017-05, assumed the deferred effective date enforced by ASU 2015-14. A reporting entity may apply the amendments in the Revenue ASUs using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or full retrospective approach. The

Company has elected to use the modified retrospective approach for its adoption of the Revenue ASUs and will adopt with an effective date of January 1, 2018.
As the primary source of revenue for the Company is generated through leasing arrangements, which are excluded from the Revenue ASUs (as it relates to the timing and recognition of revenue), the Company has narrowed the impacts, upon and subsequent to adoption, that the Revenue ASUs will have on its consolidated financial statements to the following:

•
A requirement to disclose, on an ongoing basis, ancillary resident fee revenue generated from its RIDEA structures. The Company will disclose that these represent fees received for additional services provided to the resident on an as-needed or desired basis, which are not included in the fees charged pursuant to the resident lease agreement, and that they are billed individually and collected one month in arrears. The Company anticipates its ancillary resident fee revenue to be immaterial.

•
A requirement, upon adoption, to reassess its partial sale of RIDEA II in the first quarter of 2017 (which was not a completed sale as of the Company's adoption date due to an immaterial obligation related to the interest sold), and record its retained 40% equity investment at fair value as of the sale date. The Company estimates the fair value of its retained equity investment as of the sale date to be $107 million which, upon adoption, will increase the Company’s investment to a carrying value of $121 million. However, such carrying value exceeds fair value at the date of adoption due to an other-than-temporary impairment of $30 million determined using the terms of the agreement to sell the Company’s remaining investment in RIDEA II (see Note 5) which are considered to be Level 2 measurements within the fair value hierarchy. As such, effective January 1, 2018, the Company reduced this carrying value to the agreed upon sales price of $91 million. Both the impact of the increase in value and the related $30 million impairment charge are recorded as a net adjustment to beginning retained earnings as of January 1, 2018 pursuant to the Company’s elected transition approach.

•
Under ASU 2014-09, revenue recognition for real estate sales is largely based on the transfer of control versus continuing involvement under historic guidance. As a result, the Company generally expects that the new guidance will result in more transactions qualifying as sales of real estate and revenue being recognized at an earlier date than under historical accounting guidance.

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the current accounting for leases to: (i) require lessees to put most leases on their balance sheets, but continue recognizing expenses on their income statements in a manner similar to requirements under current accounting guidance, (ii) eliminate current real estate specific lease provisions and (iii) modify the classification criteria and accounting for sales-type leases for lessors. ASU 2016-02 is effective for fiscal years, and interim periods within, beginning after December 15, 2018. Early adoption is permitted. The transition method required by ASU 2016-02 varies based on the specific amendment being adopted. As a result of adopting ASU 2016-02, the Company: (i) will recognize all of its significant operating leases for which it is the lessee, including corporate office leases and ground leases, on its consolidated balance sheets, (ii) will capitalize fewer legal costs related to the drafting and execution of its lease agreements, and (iii) may be required to increase its revenue and expense for the amount of real estate taxes and insurance paid by its tenants under triple-net leases.
Although not yet finalized, the FASB has proposed an option for lessors to elect a practical expedient allowing them to not separate lease and nonlease components in a contract for the purpose of revenue recognition and disclosure. This practical expedient is limited to circumstances in which (i) the timing and pattern of revenue recognition are the same for the nonlease component and the related lease component and (ii) the combined single lease component would be classified as an operating lease. If finalized, the Company plans to elect this practical expedient. In addition, ASU 2016-02 provides a practical expedient that allows an entity to not reassess the following upon adoption (must be elected as a group): (i) whether an expired or existing contract contains a lease arrangement, (ii) lease classification related to expired or existing lease arrangements, or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs. The Company plans to elect this practical expedient. The Company is still evaluating the complete impact of the adoption of ASU 2016-02 on January 1, 2019 to its consolidated financial position, results of operations and disclosures.
Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments held by financial institutions and other organizations. The amendments in ASU 2016-13 eliminate the “probable” initial threshold for recognition of credit losses in current accounting guidance and, instead, reflect an entity’s current estimate of all expected credit losses over the life of the financial instrument. Previously, when credit losses were measured under current accounting guidance, an entity generally only considered past events and current conditions in measuring the incurred loss. The amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018. A reporting entity is required to apply the amendments in ASU 2016-13 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Upon adoption of ASU 2016-13, the Company is required to reassess its financing receivables, including direct finance leases and loans receivable, and expects that application of ASU 2016-13 may result in the Company recognizing credit losses at an earlier date than would otherwise be recognized under current accounting guidance. The Company is evaluating the impact of the adoption of ASU 2016-13 on January 1, 2020 to its consolidated financial position and results of operations.
The following ASUs have been issued, but not yet adopted, and the Company does not expect a material impact to its consolidated financial position, results of operations, cash flows, or disclosures upon adoption:

•
ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 is effective for fiscal years, including interim periods within, beginning after December 15, 2018 and early adoption is permitted. For cash flow and net investment hedges existing at the date of adoption, a reporting entity must apply the amendments in ASU 2017-12 using the modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The presentation and disclosure amendments in ASU 2017-12 must be applied using a prospective approach.

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

•
ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted only for updates to certain disclosure requirements. A reporting entity is required to apply the amendments in ASU 2016-01 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The core principle of the amendments in ASU 2016-01 involves the measurement of equity investments (except those accounted for under the equity method of accounting or those that result in consolidation) at fair value and the recognition of changes in fair value of those investments during each reporting period in net income (loss). As a result, ASU 2016-01 eliminates the cost method of accounting for equity securities that do not have readily determinable fair values. Pursuant to the new guidance in ASU 2016-01, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

NOTE 3.	Master Transactions and Cooperation Agreement with Brookdale (“Brookdale Transactions”)

Master Transactions and Cooperation Agreement with Brookdale
On November 1, 2017, the Company and Brookdale Senior Living Inc. (“Brookdale”) entered into a Master Transactions and Cooperation Agreement (the “MTCA”) to provide the Company with the ability to significantly reduce its concentration of assets leased to and/or managed by Brookdale (the "Brookdale Transaction"). Through a series of dispositions and transitions of assets currently leased to and/or managed by Brookdale, as contemplated by the MTCA and further described below, the Company’s exposure to Brookdale is expected to be significantly reduced.
In connection with the overall transaction pursuant to the MTCA, the Company (through certain of its subsidiaries), and Brookdale (through certain of its subsidiaries) (the “Lessee”) entered into an Amended and Restated Master Lease and Security Agreement (the “Amended Master Lease”), which amended and restated the then-existing triple-net leases between the parties for 78 assets (before giving effect to the contemplated sale or transition of 34 assets discussed below), which account for primarily all of the assets subject to triple-net leases between the Company and the Lessee. Under the Amended Master Lease, the Company has the benefit of a guaranty from Brookdale of the Lessee’s obligations and, upon a change in control, will have various additional protections under the MTCA and the Amended Master Lease including:

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

The Amended Master Lease preserves the renewal terms and, with certain exceptions, the rents under the previously existing triple-net leases. In addition, the Company and Brookdale agreed to the following:

•
The Company has the right to sell, or transition to other operators, 32 triple-net assets. If such sale or transition does not occur within one year, the triple-net lease with respect to such assets will convert to a cash flow lease (under which the Company will bear the risks and rewards of operating the assets) with a term of two years, provided that the Company has the right to terminate the cash flow lease at any time during the term without penalty;

•	The Company has provided an aggregate $5 million annual reduction in rent on three assets, effective January 1, 2018; and

•	The Company will sell two triple-net assets to Brookdale or its affiliates for $35 million, which it anticipates completing during the first half of 2018.
Also pursuant to the MTCA, the Company and Brookdale agreed to the following:

•
The Company, which owned 90% of the interests in its RIDEA I and RIDEA III joint ventures with Brookdale at the time the MTCA was executed, agreed to purchase Brookdale’s 10% noncontrolling interest in each joint venture for an aggregate purchase price of $95 million. These joint ventures collectively own and operate 58 independent living, assisted living, memory care and/or skilled nursing facilities (the “RIDEA Facilities”). The Company completed its acquisition of the RIDEA III noncontrolling interest in December 2017 and anticipates completing its acquisition of the RIDEA I noncontrolling interest during the first half of 2018;

•
The Company has the right to sell, or transition to other managers, 36 of the RIDEA Facilities and terminate related management agreements with an affiliate of Brookdale without penalty. If the related management agreements are not terminated within one year, the base management fee (5% of gross revenues) increases by 1% of gross revenues per year over the following two years to a maximum of 7% of gross revenues;

•
The Company will sell four of the RIDEA Facilities to Brookdale or its affiliates for $239 million, one of which was sold in January 2018 for $27 million. The Company anticipates completing the sale of the remaining three RIDEA Facilities during the first half of 2018;

•
A Brookdale affiliate continues to manage the remaining 18 RIDEA Facilities pursuant to amended and restated management agreements, which provide for extended terms on select assets, modified performance hurdles for extensions and incentive fees, and modified termination rights (including stricter performance-based termination rights, a staggered right to terminate seven agreements over a 10 year period beginning in 2021, and a right to terminate at will upon payment of a termination fee, in lieu of sale-related termination rights), and two other existing facilities managed in separate RIDEA structures; and

•
The Company has the right to sell, to certain permitted transferees, its 49% ownership interest in joint ventures that own and operate a portfolio of continuing care retirement communities and in which Brookdale owns the other 51% interest (the “CCRC JV”), subject to certain conditions and a right of first offer in favor of Brookdale. Brookdale will have a corresponding right to sell its 51% interest in the CCRC JV to certain permitted transferees, subject to certain conditions, a right of first offer and a right to terminate management agreements following such sale of Brookdale’s interest, each in favor of HCP. Following a change in control of Brookdale, the Company will have the right to initiate a sale of the CCRC portfolio, subject to certain rights of first offer and first refusal in favor of Brookdale.

Fair Value Measurement Techniques and Quantitative Information
The Company performed a fair value assessment of each of the MTCA components that provided measurable economic benefit or detriment to the Company. Each fair value calculation is based on an income or market approach and relies on historical and forecasted EBITDAR (defined as earnings before interest, taxes, depreciation, amortization and rent) and revenue, as well as market data, including, but not limited to, a discount rate of 12%, a management fee rate of 5% of revenue, EBITDAR growth rates ranging from zero to 3%, and real estate capitalization rates ranging from 6% to 7%. All assumptions are supported by independent market data and considered to be Level 2 measurements within the fair value hierarchy.
As a result of the assessment, the Company recognized a $20 million net reduction of rental and related revenues related to the right to terminate leases for 32 triple-net assets and the write-off of unamortized lease intangible assets related to those same 32 triple-net assets. Additionally, the Company recognized $35 million of operating expense related to the right to terminate management agreements for 36 SHOP assets.

NOTE 4.	Other Real Estate Property Investments

2017 Real Estate Acquisitions
The following table summarizes real estate acquisitions for the year ended December 31, 2017 (in thousands):

	Consideration		Assets Acquired
Segment	Cash Paid	Net Liabilities Assumed	Real Estate	Net Intangibles
SHOP	$44,258	$797	$37,940	$7,115
Life science	315,255	3,524	305,760	13,019
Medical office	201,240	1,104	184,115	18,229
	$560,753	$5,425	$527,815	$38,363
2016 Real Estate Acquisitions
The following table summarizes real estate acquisitions for the year ended December 31, 2016 (in thousands):

	Consideration		Assets Acquired(1)
Segment	Cash Paid/ Debt Settled	Net Liabilities Assumed	Real Estate	Net Intangibles
Senior housing triple-net	$76,362	$1,200	$71,875	$5,687
SHOP	113,971	76,931	177,551	13,351
Life science	49,000	—	47,400	1,600
Medical office	209,920	4,854	209,178	5,596
Other non-reportable segments	17,909	—	16,596	1,313
	$467,162	$82,985	$522,600	$27,547
_______________________________________

(1)	Revenues and earnings since the acquisition dates, as well as the supplementary pro forma information, assuming these acquisitions occurred as of the beginning of the prior periods, were not material.
Construction, Tenant and Other Capital Improvements
The following table summarizes the Company’s expenditures for construction, tenant and other capital improvements (in thousands):

	Year Ended December 31,
Segment	2017	2016	2015
Senior housing triple-net	$32,343	$49,109	$53,980
SHOP	49,473	74,158	77,425
Life science	240,901	200,122	122,319
Medical office	148,926	128,308	131,021
Other	135	7,203	37
	$471,778	$458,900	$384,782

NOTE 5.	Discontinued Operations and Dispositions of Real Estate

Discontinued Operations - Quality Care Properties, Inc.
Quality Care Properties, Inc.
On October 31, 2016, the Company completed the spin-off (the “Spin-Off”) of its subsidiary, Quality Care Properties, Inc. (“QCP”) (NYSE: QCP). The Spin-Off assets included 338 properties, primarily comprised of the HCR ManorCare, Inc. (“HCRMC”) DFL investments and an equity investment in HCRMC. QCP is an independent, publicly-traded, self-managed and self-administrated REIT. As a result of the Spin-Off, the operations of QCP are now classified as discontinued operations for the years ended December 31, 2016 and 2015.
On October 17, 2016, subsidiaries of QCP issued $750 million in aggregate principal amount of senior secured notes due 2023 (the “QCP Notes”), the gross proceeds of which were deposited in escrow until they were released in connection with the consummation of the Spin-Off on October 31, 2016. The QCP Notes bear interest at a rate of 8.125% per annum, payable semiannually. From October 17, 2016 until the completion of the Spin-Off, QCP (a then wholly-owned subsidiary of HCP) incurred $2 million in interest expense. In addition, immediately prior to the effectiveness of the Spin-Off, subsidiaries of QCP received $1.0 billion of proceeds from their borrowings under a senior secured term loan, bearing interest at a rate at QCP’s option of either: (i) LIBOR plus 5.25%, subject to a 1% floor or (ii) a base rate specified in the first lien credit and guaranty agreement plus 4.25%, bringing the total gross proceeds raised by QCP and its subsidiaries under those financings to $1.75 billion. In connection with the consummation of the Spin-Off, QCP and its subsidiaries transferred $1.69 billion in cash and 94 million shares of QCP common stock to HCP and certain of its other subsidiaries, and HCP and its applicable subsidiaries transferred the assets comprising the QCP portfolio to QCP and its subsidiaries. HCP then distributed substantially all of the outstanding shares of QCP common stock to its stockholders, based on the distribution ratio of one share of QCP common stock for every five shares of HCP common stock held by HCP stockholders as of the October 24, 2016 record date for the distribution. The Company recorded the distribution of the assets and liabilities of QCP from its consolidated balance sheet on a historical cost basis as a dividend from stockholders’ equity of $3.5 billion, and zero gain or loss was recognized. The Company primarily used the $1.69 billion proceeds of the cash distribution it received from QCP upon consummation of the Spin-Off to pay down certain of the Company’s existing debt obligations.
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

The results of discontinued operations through October 31, 2016, the Spin-Off date, are included in the consolidated results for the years ended December 31, 2016 and 2015. Summarized financial information for discontinued operations for the years ended December 31, 2016 and 2015 is as follows (in thousands):

	Year Ended December 31,
	2016	2015
Revenues:
Rental and related revenues	$22,971	$27,651
Tenant recoveries	1,233	1,464
Income from direct financing leases	384,752	572,835
Total revenues	408,956	601,950
Costs and expenses:
Depreciation and amortization	(4,892)	(5,880)
Operating	(3,367)	(3,697)
General and administrative	(67)	(57)
Transaction costs	(86,765)	—
Impairments	—	(1,295,504)
Other income (expense), net	71	70
Income (loss) before income taxes and income from impairments of equity method investments	313,936	(703,118)
Income tax benefit (expense)	(48,181)	(796)
Income from equity method investment	—	50,723
Impairments of equity method investment	—	(45,895)
Total discontinued operations	$265,755	$(699,086)
During the fourth quarter of 2016, using proceeds from the Spin-Off, the Company repaid $500 million of 6.0% senior unsecured notes that were due to mature in January 2017, $600 million of 6.7% senior unsecured notes that were due to mature in January 2018 and $108 million of mortgage debt; incurring aggregate loss on debt extinguishments of $46 million.
HCR ManorCare, Inc.
Discontinued operations is primarily comprised of QCP’s HCRMC DFL investments and equity investment in HCRMC. During the years ended December 31, 2016 and 2015, the Company recognized DFL income of $385 million and $573 million, respectively, and received cash payments of $385 million and $483 million, respectively, from the HCRMC DFL investments. The carrying value of the HCRMC DFL investments was $5.2 billion at December 31, 2015.
The following summarizes the significant transactions and impairments related to HCRMC:
2015
During the three months ended March 31, 2015, the Company and HCRMC agreed to market for sale the real estate and operations associated with 50 non-strategic facilities that were under a master lease. During the year ended December 31, 2015, the Company completed sales of 22 non-strategic HCRMC facilities for $219 million. During the year ended December 31, 2016, the Company sold an additional 11 facilities for $62 million, bringing the total facilities sold to 33 at the time of the Spin-Off.
On March 29, 2015, certain subsidiaries of the Company entered into an amendment to the master lease (the “HCRMC Lease Amendment”) effective April 1, 2015 (the "HCRMC Amended Master Lease"). The HCRMC Lease Amendment reduced initial annual rent by a net $68 million and reset the minimum rent escalation to 3.0% for each lease year through the expiration of the initial term. The initial term was extended five years to an average of 16 years. As consideration for the rent reduction, the Company received a Deferred Rent Obligation (“DRO”) from the Lessee equal to an aggregate amount of $525 million. As a result of the HCRMC Lease Amendment, the Company recorded an impairment charge of $478 million related to its HCRMC DFL investments. The impairment charge reduced the carrying value of the HCRMC DFL investments from $6.6 billion to $6.1 billion, based on the present value of the future lease payments effective April 1, 2015 under the HCRMC Amended Master Lease discounted at the original DFL investments’ effective lease rate. Additionally, HCRMC agreed to sell, and HCP agreed to purchase, nine post-acute facilities for an aggregate purchase price of $275 million. Through December 31, 2015, HCRMC and HCP completed seven of the nine facility purchases for $184 million. Through Spin-Off, HCRMC and HCP completed the remaining two facility purchases for $91 million, bringing the nine facility purchases to an aggregate $275 million, the proceeds of which were used to settle a portion of the DRO discussed above.
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
_______________________________________

(1)	For growth rates, the value ranges provided represent the highest and lowest input utilized in the valuation model for any forecasted period.
As part of the Company’s fourth quarter 2015 review process, including its internal rating evaluation, it assessed the collectibility of all contractual rent payments under the HCRMC Amended Master Lease, as discussed below and assigned an internal rating of “Watch List” as of December 31, 2015. Further, the Company placed the HCRMC DFL investments on nonaccrual status and began utilizing a cash basis method of accounting in accordance with its policies (see Note 2).
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
The market rate lease payments were based on an income approach utilizing a discounted cash flow valuation model. The significant inputs to this valuation model included forecasted EBITDAR, rent coverage ratios and real estate capitalization rates and are summarized as follows (dollars in thousands):

Description of Input(s) to the Valuation	Senior Housing DFL Valuation Inputs	Post-acute/ Skilled nursing DFL Valuation Inputs
Range of EBITDAR	$75,000-$85,000	$385,000-$435,000
Range of rent coverage ratio	1.05x-1.15x	1.25x-1.35x
Range of real estate capitalization rate	6.25%-7.25%	7.50%-8.50%
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
Dispositions of Real Estate
Held for Sale
At December 31, 2017, four life science facilities, two senior housing triple-net facilities and six SHOP facilities were classified as held for sale, with an aggregate carrying value of $417 million, primarily comprised of real estate assets of $393 million, net of accumulated depreciation of $93 million. At December 31, 2016, 64 senior housing triple-net facilities, four life science facilities and a SHOP facility were classified as held for sale, with an aggregate carrying value of $928 million, primarily comprised of real estate assets of $809 million, net of accumulated depreciation of $193 million. Liabilities of assets held for sale is primarily comprised of intangible and other liabilities at both December 31, 2017 and 2016.
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
On November 1, 2017, the Company entered into a definitive agreement with an investor group led by CPA to sell its remaining 40% ownership interest in RIDEA II for $91 million. The Company expects the transaction to close in the first half of 2018. CPA has also agreed to cause refinancing of the Company’s $242 million loan receivables from RIDEA II within one year following the close of the transaction.
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
Additionally, during the year ended December 31, 2017, the Company sold the following: (i) a life science land parcel in San Diego, California for $27 million, (ii) a life science building in San Diego, California for $5 million, (iii) four senior housing triple-net facilities for $27 million, (iv) five SHOP facilities for $43 million and (v) four medical office buildings (“MOBs”) for $15 million, and recorded a net gain on sale of $41 million.
2016 Dispositions
During the year ended December 31, 2016, the Company sold the following: (i) a portfolio of five post-acute/skilled nursing facilities and two senior housing triple-net facilities for $130 million, (ii) five life science facilities for $386 million, (iii) seven senior housing triple-net facilities for $88 million, (iv) three MOBs for $20 million and (v) three SHOP facilities for $41 million.
2015 Dispositions
During the year ended December 31, 2015, the Company sold the following: (i) nine senior housing triple-net facilities for $60 million resulting from Brookdale’s exercise of its purchase option received as part of a transaction with Brookdale in 2014, (ii) two parcels of land in its life science segment for $51 million and (iii) a MOB for $400,000.

NOTE 6.	Net Investment in Direct Financing Leases

The components of net investment in DFLs consisted of the following (dollars in thousands):

	December 31,
	2017	2016
Minimum lease payments receivable	$1,062,452	$1,108,237
Estimated residual value	504,457	539,656
Less unearned income	(852,557)	(895,304)
Net investment in direct financing leases	$714,352	$752,589
Properties subject to direct financing leases	29	30
Certain DFLs contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the properties at the end of the lease terms.
The following table summarizes future minimum lease payments contractually due under DFLs at December 31, 2017 (in thousands):

Year	Amount
2018	$102,983
2019	68,204
2020	62,781
2021	63,175
2022	57,762
Thereafter	707,547
$1,062,452
Direct Financing Lease Internal Ratings
The following table summarizes the Company’s internal ratings for net investment in DFLs at December 31, 2017 (dollars in thousands):

			Internal Ratings
Segment	Carrying Amount	Percentage of DFL Portfolio	Performing DFLs	Watch List DFLs	Workout DFLs
Senior housing triple-net	$629,748	88	$273,886	$355,862	$—
Other non-reportable segments	84,604	12	84,604	—	—
	$714,352	100	$358,490	$355,862	$—
Beginning September 30, 2013, the Company placed a 14 property senior housing DFL (the “DFL Portfolio”) on nonaccrual status and classified the DFL Portfolio on “Watch List” status. The Company determined that the collection of all rental payments was and continues to be no longer reasonably assured; therefore, rental revenue for the DFL Portfolio has been recognized on a cash basis. The Company re-assessed the DFL Portfolio for impairment on December 31, 2017 and determined that the DFL Portfolio was not impaired based on its belief that: (i) it was not probable that it will not collect all of the rental payments under the terms of the lease; and (ii) the fair value of the underlying collateral exceeded the DFL Portfolio’s carrying amount. The fair value of the DFL Portfolio was estimated based on an income approach and utilizes inputs which are considered to be a Level 3 measurement within the fair value hierarchy. Inputs to this valuation model include real estate capitalization rates, industry growth rates, and operating margins, some of which influence the Company’s expectation of future cash flows from the DFL Portfolio and, accordingly, the fair value of its investment. During the years ended December 31, 2017, 2016 and 2015, the Company recognized DFL income of $13 million, $13 million and $15 million, respectively, and received cash payments of $18 million, $18 million and $20 million, respectively, from the DFL Portfolio. The carrying value of the DFL Portfolio was $356 million and $361 million at December 31, 2017 and 2016, respectively.

NOTE 7.	Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	December 31,
	2017			2016
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine(1)(2)	$—	$269,299	$269,299	$—	$615,188	$615,188
Other(3)	188,418	—	188,418	195,946	—	195,946
Unamortized discounts, fees and costs(1)	—	(596)	(596)	413	(3,593)	(3,180)
Allowance for loan losses	—	(143,795)	(143,795)	—	—	—
	$188,418	$124,908	$313,326	$196,359	$611,595	$807,954
_______________________________________

(1)
At December 31, 2016, included £282 million ($348 million) outstanding and £2 million ($3 million) of associated unamortized discounts, fees and costs both related to the HC-One Facility, which paid off in June 2017.

(2)
At December 31, 2017, the Company had £2 million ($3 million) remaining under its commitments to fund development projects and capital expenditures under its development projects in the United Kingdom ("U.K."). In December 2017, the Company entered into a participating debt financing arrangement to fund a $115 million senior living development project, which remained unfunded at December 31, 2017.

(3)	At December 31, 2017 and 2016, included £123 million ($167 million) and £113 million ($140 million), respectively, outstanding primarily related to Maria Mallaband loans.
The following table summarizes the Company’s internal ratings for loans receivable at December 31, 2017 (dollars in thousands):

	Carrying Amount	Percentage of Loan Portfolio	Internal Ratings
Investment Type			Performing Loans	Watch List Loans	Workout Loans(1)
Real estate secured	$188,418	60	$188,418	$—	$—
Other secured	124,908	40	19,908	—	105,000
	$313,326	100	$208,326	$—	$105,000
_______________________________________

(1)	See Tandem Health Care Loan discussion below for additional information.
Real Estate Secured Loans
The following table summarizes the Company’s loans receivable secured by real estate at December 31, 2017 (dollars in thousands):

Final Maturity Date	Number of Loans	Payment Terms	Principal Amount(1)	Carrying Amount
2018	1	monthly interest-only payments, accrues interest at 8.0% and secured by a senior housing facility in Pennsylvania	$21,458	$21,597
2021	2	aggregate monthly interest-only payments, accrues interest at 8.0% and 9.75% and secured by two senior housing facility in the U.K.	22,706	24,001
2023	1	monthly interest-only payments, accrues interest at 7.22% and secured by seven senior housing facilities in the U.K.	142,820	142,820
	4		$186,984	$188,418
_______________________________________

(1)	Represents future contractual principal payments to be received on loans receivable secured by real estate.
During the year ended December 31, 2017, the Company recognized $13 million in interest income related to loans secured by real estate.

In March 2017, the Company sold its investment in Four Seasons Health Care’s (“Four Seasons”) senior secured term loan at par plus accrued interest for £29 million ($35 million).
Other Secured Loans
HC-One Facility
In November 2014, the Company was the lead investor in the financing for Formation Capital and Safanad’s acquisition of NHP, a company that owned nursing and residential care homes in the U.K. principally operated by HC-One and provided a loan facility (the “HC-One Facility”). In April 2015, the Company converted £174 million of the HC-One Facility into a sale-leaseback transaction for 36 nursing and residential care homes located throughout the U.K. Through the year ended December 31, 2015, the Company received paydowns of £34 million ($52 million). On June 30, 2017, the Company received £283 million ($367 million) from the repayment of its HC-One mezzanine loan.
Tandem Health Care Loan
From July 2012 through May 2015, the Company funded, in aggregate, $257 million under a collateralized mezzanine loan facility (the “Mezzanine Loan”) to certain affiliates of Tandem Health Care (together with its affiliates, “Tandem”). The Mezzanine Loan matures in October 2018 and carries a weighted average interest rate of 11.5%. The fair value of the collateral supporting the Mezzanine Loan had included the value of an in-the-money purchase option (the “Purchase Option”) that is a term of a lease between Tandem and a lessor, which provided Tandem the right to buy the nine Leasehold Properties (as defined below) for a total of $82 million by January 4, 2018 (the “Purchase Option Expiration Date”).
In addition to the Mezzanine Loan outstanding to the Company, Tandem has outstanding to other lenders a $257 million syndicated senior loan (the “Senior Loan”) that matures in July 2018. Tandem owns and operates 32 post-acute/skilled nursing facilities, in addition to operating nine leasehold interests (the “Leasehold Properties”), which, in total, represents 4,766 beds (collectively, the “Tandem Portfolio”) located primarily throughout Florida, Pennsylvania and Virginia. Tandem leases the entire Tandem Portfolio to certain affiliates of Consulate Health Care (together with its affiliates, “Consulate”) under a master lease.
During the quarter ended June 30, 2017, as a result of multiple events of default under Tandem’s master lease with Consulate and operational struggles of Consulate, the Company concluded that it was probable that it would be unable to collect all interest and principal payments, including default interest payments, according to the contractual terms of the Mezzanine Loan. As such, as part of its quarterly review process, the Company recorded an impairment charge and related allowance of $57 million during the three months ended June 30, 2017, reducing the carrying value to $200 million. The decline in fair value was driven by a variety of factors, including recent operating results of the underlying real estate assets, as well as market and industry data, that reflect a declining trend in admissions and a continuing shift away from higher-rate Medicare plans in the post-acute/skilled nursing sector. The calculation of the fair value was primarily based on an income approach and relies on forecasted EBITDAR and market data, including, but not limited to, sales price per unit/bed, rent coverage ratios, and real estate capitalization rates. All valuation inputs are considered to be Level 2 measurements within the fair value hierarchy.
Additionally, on July 31, 2017, subsequent to its second quarter 2017 quarterly review process and the aforementioned impairment, the Company entered into a binding agreement (the “Repurchase Agreement”) with the borrowers to provide an option to repay the Mezzanine Loan at a discounted value of $197 million (the “Repayment Value”) by October 25, 2017, which date was subsequently extended to December 31, 2017 (the “Agreement Maturity Date”). As a result of entering into the Repurchase Agreement, the Company recorded an additional impairment charge and related allowance of $3 million during the quarter ended September 30, 2017 to write down the carrying value of the Mezzanine Loan to the Repayment Value and assigned the loan an internal rating of Workout. As part of the Repurchase Agreement, Tandem posted, in aggregate, $8 million of non-refundable deposits (the “Deposits”), which the Company would be entitled to retain (without any credit against the Mezzanine Loan) if Tandem failed to make interest payments on the $257 million par value of the Mezzanine Loan through the repayment date or the Agreement Maturity Date, as applicable, adjusted for any principal payments received.
Consulate is facing operational and financial challenges and has failed to fully pay its contractual rent to Tandem since April 1, 2017. Tandem, which relies on contractual rent payments in order to service its interest payments to the Company under the Mezzanine Loan, failed to make its monthly interest payment thereunder on November 10, 2017. On November 17, 2017, the Company declared an event of default under the Mezzanine Loan and, as a result, the Repurchase Agreement became null and void and the Deposits were forfeited to the Company. Tandem also failed to make its December 2017, January 2018 and February 2018 interest payments to the Company. Tandem remains current on its interest payments under the Senior Loan.
Despite the Repurchase Agreement having terminated as a result of the event of default, Tandem nonetheless informed the Company that it was continuing to attempt to recapitalize so that it would be in a position to repay the Repayment Value (less the forfeited

Deposits) on or prior to the Agreement Maturity Date, should the Company be willing to do so at that time. For example, during the second half of 2017, Tandem sold assets and used proceeds to pay down the Senior Loan. Despite ongoing efforts to recapitalize, Tandem was unable to: (i) repay the Mezzanine Loan at the Repayment Value prior to the Agreement Maturity Date and (ii) close on the Purchase Option by the Purchase Option Expiration Date. The Deposits were applied to reduce the Company’s recorded carrying value of the Mezzanine Loan to $189 million.
As a result of the aforementioned events that occurred during the fourth quarter of 2017 and first quarter of 2018 (during the Company's fourth quarter 2017 financial statement close process), the Company concluded that the Mezzanine Loan was impaired and recorded an impairment charge and related allowance of $84 million, reducing the carrying value of the loan to $105 million as of December 31, 2017. Aggregate impairments on the Mezzanine Loan for the year ended December 31, 2017 were $144 million.
The decline in expected recoverable value of the Mezzanine Loan was primarily driven by the Company’s conclusion that the collateral supporting the Mezzanine Loan may no longer be the sole source in recovering the Company’s investment. The Company is actively evaluating and pursuing multiple alternatives, including, but not limited to: (i) selling all or a portion of the Mezzanine Loan to a third party or (ii) foreclosing on the underlying collateral. As a result, the Company utilized a discounted cash flow model to determine expected recoverability of the Mezzanine Loan. Additionally, a variety of factors further impacted the impairment analysis completed during the Company’s fourth quarter 2017 financial statement close process including recent operating results of the underlying real estate assets, as well as market and industry data, that reflect a declining trend in admissions and a continuing shift away from higher-rate Medicare plans in the post-acute/skilled nursing sector. The calculation relies on: (i) forecasted EBITDAR and market data, including, but not limited to, sales price per unit/bed, rent coverage ratios, and real estate capitalization rates and (ii) recent bids for a sale of the Mezzanine Loan received on February 8, 2018, which incorporate market participant required rates of return and expected hold periods.
Beginning in the first quarter of 2017, the Company elected to recognize interest income on a cash basis. During the years ended December 31, 2017, 2016 and 2015, the Company recognized interest income of $23 million, $31 million and $29 million, respectively, and received cash payments of $25 million, $30 million and $29 million, respectively, from Tandem. The carrying value of the Mezzanine Loan was $105 million and $256 million at December 31, 2017 and 2016, respectively.

NOTE 8.	Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

		Carrying Amount
		December 31,
Entity(1)	Ownership %	2017	2016
CCRC JV	49	$400,241	$439,449
RIDEA II	40	259,651	—
Life Science JVs(2)	50 - 63	65,581	67,879
MBK JV	50	38,005	38,909
Development JVs(3)	50 - 90	23,365	10,459
Medical Office JVs(4)	20 - 67	12,488	13,438
K&Y JVs(5)	80	1,283	1,342
Advances to unconsolidated joint ventures, net		226	15
		$800,840	$571,491
_______________________________________

(1)	These entities are not consolidated because the Company does not control, through voting rights or other means, the JV.

(2)
Includes the following unconsolidated partnerships (and the Company’s ownership percentage): (i) Torrey Pines Science Center, LP (50% ); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%).

(3)
Includes four unconsolidated development partnerships (and the Company’s ownership percentage): (i) Vintage Park Development JV (85%); (ii) Waldwick JV (85%); (iii) Otay Ranch JV (90%); and (iv) MBK Development JV (50%).

(4)	Includes three unconsolidated medical office partnerships (and the Company’s ownership percentage): HCP Ventures IV, LLC (20%); HCP Ventures III, LLC (30%); and Suburban Properties, LLC (67%).

(5)	Includes three unconsolidated joint ventures.

HCP Ventures III, LLC and HCP Ventures IV, LLC
On December 30, 2015, HCP Ventures III, LLC (“HCP Ventures III”) and HCP Ventures IV, LLC sold 61 MOBs, three hospitals and a redevelopment property for total proceeds of $634 million, recognizing gain on sales of real estate of $59 million, of which the Company’s share was $15 million. As part of these sales, the Company received aggregate distributions of $45 million, including repayment of its loan receivable. During the quarter ended December 31, 2016, HCP Ventures III sold the remaining three assets in its portfolio for $31 million, recognizing gain on sales of real estate of $5 million, of which the Company’s share was $1 million. As part of this sale, the Company received aggregate distributions of $8 million.
See Note 5 for further information on the deconsolidation and pending sale of RIDEA II.

NOTE 9.	Intangibles

The following table summarizes the Company’s intangible lease assets (in thousands):

	December 31,
Intangible lease assets	2017	2016
Lease-up intangibles	$645,143	$719,788
Above market tenant lease intangibles	105,663	147,409
Below market ground lease intangibles	44,499	44,500
Gross intangible lease assets	795,305	911,697
Accumulated depreciation and amortization	(385,223)	(431,892)
Net intangible lease assets	$410,082	$479,805
The following table summarizes the Company’s intangible lease liabilities (in thousands):

	December 31,
Intangible lease liabilities	2017	2016
Below market lease intangibles	$123,883	$161,595
Above market ground lease intangibles	2,329	2,329
Gross intangible lease liabilities	126,212	163,924
Accumulated depreciation and amortization	(73,633)	(105,779)
Net intangible lease liabilities	$52,579	$58,145
The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Depreciation and amortization expense related to amortization of lease-up intangibles	$76,732	$84,487	$74,978
Rental and related revenues related to amortization of net below market lease liabilities	2,030	3,877	3,781
Operating expense related to amortization of net below market ground lease intangibles	740	664	664

The following table summarizes the estimated annual amortization for each of the five succeeding fiscal years and thereafter (in thousands):

	Rental and Related Revenues(1)	Operating Expense(2)	Depreciation and Amortization(3)
2018	$4,099	$763	$66,651
2019	4,102	763	49,868
2020	3,418	759	40,151
2021	3,401	756	35,963
2022	4,199	756	30,490
Thereafter	17,133	31,782	135,153
	$36,352	$35,579	$358,276
_______________________________________

(1)	The amortization of net below market lease intangibles is recorded as an increase to rental and related income.

(2)	The amortization of net below market ground lease intangibles is recorded as an increase to operating expense.

(3)	The amortization of lease-up intangibles is recorded to depreciation and amortization expense.

NOTE 10.	Debt

Bank Line of Credit and Term Loans
On October 19, 2017, the Company executed a $2.0 billion unsecured revolving line of credit facility (the “Facility”), which matures on October 19, 2021 and contains two, six-month extension options. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends upon the Company’s credit ratings. The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at December 31, 2017, the margin on the Facility was 1.00%, and the facility fee was 0.20%. The Facility also includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. At December 31, 2017, the Company had $1.0 billion, including £105 million ($142 million), outstanding under the Facility with a weighted average effective interest rate of 2.74%.
In March 2017, the Company repaid a £137 million unsecured term loan.
On June 30, 2017, the Company repaid £51 million of its four-year unsecured term loan entered into in January 2015 (the "2015 Term Loan"). Concurrently, the Company terminated its three-year interest rate swap which fixed the interest of the 2015 Term Loan and therefore, beginning June 30, 2017, the 2015 Term Loan accrued interest at a rate of GBP LIBOR plus 1.15%, subject to adjustments based on the Company's credit ratings. At December 31, 2017 the Company had £169 million ($229 million) outstanding on the 2015 Term Loan. The 2015 Term Loan contains a one-year committed extension option. The Company has a one–time right to repay the outstanding GBP balance and re-borrow in USD with all other key terms unchanged.
The Facility and 2015 Term Loan contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements: (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a Minimum Consolidated Tangible Net Worth of $6.5 billion at December 31, 2017. At December 31, 2017, the Company was in compliance with each of these restrictions and requirements of the Facility and 2015 Term Loan.
Senior Unsecured Notes
At December 31, 2017, the Company had senior unsecured notes outstanding with an aggregate principal balance of $6.45 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at December 31, 2017.

The following table summarizes the Company’s senior unsecured notes payoffs for the periods presented (dollars in thousands):

Period	Amount	Coupon Rate
Year ended December 31, 2017
May 1, 2017	$250,000	5.625%
July 27, 2017	$500,000	5.375%
Year ended December 31, 2016:
February 1, 2016	$500,000	3.750%
September 15, 2016	$400,000	6.300%
November 30, 2016	$500,000	6.000%
November 30, 2016	$600,000	6.700%

During the years ended December 31, 2017 and 2016, the Company recorded losses on debt extinguishment related to the repurchase of senior notes of $54 million and $46 million, respectively.
There were no senior unsecured notes issuances for either of the years ended December 31, 2017 and 2016.
Mortgage Debt
At December 31, 2017, the Company had $139 million in aggregate principal of mortgage debt outstanding, which is secured by 16 healthcare facilities (including redevelopment properties) with a carrying value of $299 million. In March 2017, the Company paid off $472 million of mortgage debt.
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

Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at December 31, 2017 (dollars in thousands):

	Bank Line of Credit(1)	Term Loan(2)	Senior Unsecured Notes(3)		Mortgage Debt(4)		Total(5)
Year			Amount	Interest Rate	Amount	Interest Rate
2018	$—	$—	$—	—%	$3,512	—%	$3,512
2019	—	228,674	450,000	3.95%	3,700	—%	682,374
2020	—	—	800,000	2.79%	3,758	5.08%	803,758
2021	1,017,076	—	700,000	5.49%	11,117	5.26%	1,728,193
2022	—	—	900,000	3.93%	2,861	—%	902,861
Thereafter	—	—	3,600,000	4.36%	113,619	4.09%	3,713,619
	1,017,076	228,674	6,450,000		138,567		7,834,317
Discounts, premium and debt costs, net	—	(386)	(53,549)		5,919		(48,016)
	$1,017,076	$228,288	$6,396,451		$144,486		$7,786,301
_______________________________________

(1)	Includes £105 million translated into USD.

(2)	Represents £169 million translated into USD.

(3)	Interest rates on the notes ranged from 2.79% to 6.88% with a weighted average effective rate of 4.19% and a weighted average maturity of six years.

(4)	Interest rates on the mortgage debt ranged from 2.08% to 5.91% with a weighted average effective interest rate of 4.19% and a weighted average maturity of 20 years.

(5)
Excludes $94 million of other debt that have no scheduled maturities. Other debt represents (i) $61 million of non-interest bearing life care bonds and occupancy fee deposits at certain of the Company's senior housing facilities and (ii) $33 million of on-demand notes from the CCRC JV which bear interest at a rate of 3.6%.

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
Class Action. On May 9, 2016, a purported stockholder of the Company filed a putative class action complaint, Boynton Beach Firefighters’ Pension Fund v. HCP, Inc., et al., Case No. 3:16-cv-01106-JJH, in the U.S. District Court for the Northern District of Ohio against the Company, certain of its officers, HCRMC, and certain of its officers, asserting violations of the federal securities laws. The suit asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and alleges that the Company made certain false or misleading statements relating to the value of and risks concerning its investment in HCRMC by allegedly failing to disclose that HCRMC had engaged in billing fraud, as alleged by the U.S. Department of Justice in a pending suit against HCRMC arising from the False Claims Act. The plaintiff in the suit demands compensatory damages (in an unspecified amount), costs and expenses (including attorneys’ fees and expert fees), and equitable, injunctive, or other relief as the Court deems just and proper. On November 28, 2017, the Court appointed Societe Generale Securities GmbH (SGSS Germany) and the City of Birmingham Retirement and Relief Systems (Birmingham) as Co-Lead Plaintiffs in the class action. Co-Lead Plaintiffs must file a consolidated Amended Complaint by February 28, 2018. Defendants will then have until March 30, 2018 to respond to the Amended Complaint and file a motion to dismiss. The Company believes the suit to be without merit and intends to vigorously defend against it.
Derivative Actions. On June 16, 2016 and July 5, 2016, purported stockholders of the Company filed two derivative actions, respectively Subodh v. HCR ManorCare Inc., et al., Case No. 30-2016-00858497-CU-PT-CXC and Stearns v. HCR ManorCare, Inc., et al., Case No. 30-2016-00861646-CU-MC-CJC, in the Superior Court of California, County of Orange, against certain of the Company’s current and former directors and officers and HCRMC. The Company is named as a nominal defendant. As both derivative actions contained substantially the same allegations, they have been consolidated into a single action. The consolidated action alleges that the defendants engaged in various acts of wrongdoing, including, among other things, breaching fiduciary duties by publicly making false or misleading statements of fact regarding HCRMC’s finances and prospects, and failing to maintain adequate internal controls. As the Subodh/Stearns action is in the early stages, defendants have not yet responded to the complaint. On April 18, 2017, the Court approved the parties’ stipulation staying the action pending further developments, including in the related securities class action litigation. The Court recently adjourned the status conference scheduled for January 10, 2018 to June 11, 2018.
On April 10, 2017, a purported stockholder of the Company filed a derivative action, Weldon v. Martin et al., Case No. 3:17-cv-755, in federal court in the Northern District of Ohio, Western Division, against certain of the Company’s current and former directors and officers and HCRMC. The Company is named as a nominal defendant. The Weldon complaint asserts similar claims to those asserted in the California derivative actions. In addition, the complaint asserts a claim under Section 14(a) of the Exchange Act, alleging that the Company made false statements in its 2016 proxy statement by not disclosing that the Company’s performance issues in 2015 were the direct result of billing fraud at HCRMC. On April 18, 2017, the Court re-assigned and transferred this action to the judge presiding over the related federal securities class action. Defendants have not yet been served or responded to the complaint. On July 11, 2017, the Court approved a stipulation by the parties to stay the case pending disposition of the motion to dismiss the class action.
On July 21, 2017, a purported stockholder of the Company filed another derivative action, Kelley v. HCR ManorCare, Inc., et al., Case No. 8:17-cv-01259, in federal court in the Central District of California, against certain of the Company’s current and former directors and officers and HCRMC. The Company is named as a nominal defendant. The Kelley complaint asserts similar claims to those asserted in Weldon and in the California derivative actions. Like Weldon, the Kelley complaint also additionally alleges that the Company made false statements in its 2016 proxy statement, and asserts a claim for a violation of Section 14(a) of the Exchange Act. On September 25, 2017, Defendants moved to transfer the action to the Northern District of Ohio (i.e., the court where the class action and other federal derivative action are pending) or, in the alternative, to stay the action. The Court granted Defendants’ motion to transfer on November 28, 2017, and Kelley is now before Judge Helmick in the Northern District of Ohio.
In a status conference on January 19, 2018 in the Kelley action, Judge Helmick requested briefing by the parties in both Weldon and Kelley concerning the potential consolidation of the two actions, the appointment of lead plaintiffs and counsel, and whether the stay should continue. Plaintiffs’ briefs will be due on February 23, 2018, defendants’ opposition will be due on March 9, 2018, and plaintiffs’ reply will be due on March 23, 2018. Judge Helmick indicated that he would issue an order explaining and memorializing these deadlines.

The Company’s Board of Directors received letters dated August 17, 2016, April 19, 2017, and April 20, 2017 from private law firms acting on behalf of clients who are purported stockholders of the Company, each asserting allegations similar to those made in the Subodh and Stearns matters discussed above. Each letter demands that the Board of Directors take action to assert the Company’s rights. The Board of Directors completed its evaluation and determined to reject the demand letters. Rejection notices were sent in December of 2017.
The Company believes that the lawsuits and demands are without merit and is unable to estimate the amount of loss or range of reasonably possible losses with respect to the matters discussed above as of December 31, 2017.
Welltower v. Scott M. Brinker. On May 15, 2017, Welltower, Inc. filed a complaint in the Court of Common Pleas in Lucas County, Ohio, against Scott M. Brinker, alleging that he violated his non-competition obligations to Welltower prior to and upon acceptance of an offer of employment with the Company. Mr. Brinker counterclaimed that the non-competition restrictions were unenforceable, and also asserted breach of contract and defamation counterclaims against Welltower, among others. In connection with Mr. Brinker’s hiring, the Company agreed to indemnify him for legal fees and any losses that result from the action. On November 5, 2017, Welltower, Mr. Brinker and the Company agreed to settle the lawsuit for an amount, recognized during the fourth quarter of 2017, that is not material to the Company's financial condition, results of operations or cash flows and file a joint dismissal of all claims and counterclaims.
DownREIT LLCs
In connection with the formation of certain DownREIT LLCs, members may contribute appreciated real estate to a DownREIT LLC in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if a contributed property is later sold by the DownREIT LLC, the unamortized pre-contribution gain that exists at the date of sale is specifically allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT LLC. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT LLC in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Code (“make-whole payments”). These make-whole payments include a tax gross-up provision. These indemnification agreements have expiration terms that range through 2033 on a total of 35 properties.

Commitments
The following table summarizes the Company’s material commitments, excluding debt servicing obligations (see Note 10) and operating leases (see disclosure below), at December 31, 2017 (in thousands):

	Total	2018	2019-2020	2021-2022	More than Five Years
U.K. loan commitments(1)	$3,236	$3,236	$—	$—	$—
Construction loan commitments(2)	114,691	45,863	68,828	—	—
Development commitments(3)	133,371	128,101	2,228	3,042	—
Total	$251,298	$177,200	$71,056	$3,042	$—
_______________________________________

(1)	Represents £2 million translated into USD for commitments to fund the Company’s U.K. loan facilities.

(2)	Represents commitments to finance development projects.

(3)	Represents construction and other commitments for developments in progress.
Credit Enhancement Guarantee
At December 31, 2017, certain of the Company’s senior housing facilities serve as collateral for $83 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, had a carrying value of $356 million as of December 31, 2017.
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
General Uninsured Losses
The Company obtains various types of insurance to mitigate the impact of property, business interruption, liability, flood, windstorm, earthquake, environmental, cyber and terrorism related losses. The Company attempts to obtain appropriate policy terms, conditions, limits and deductibles considering the relative risk of loss, the cost of such coverage and current industry practice. There are, however, certain types of extraordinary losses, such as those due to acts of war or other events that may be either uninsurable or not economically insurable. In addition, the Company has a large number of properties that are exposed to earthquake, flood and windstorm occurrences for which the related insurances carry high deductibles.
Tenant Purchase Options
Certain leases, including DFLs contain purchase options whereby the tenant may elect to acquire the underlying real estate. Annualized base rent from leases subject to purchase options, summarized by the year the purchase options are exercisable, are as follows (dollars in thousands):

Year	Annualized Base Rent(1)	Number of Properties
2018	$8,534	8
2019	14,702	2
2020	14,201	4
2021	12,402	6
2022	10,459	3
Thereafter	33,964	22
	$94,262	45
_______________________________________

(1)
Represents the most recent month’s base rent including additional rent floors and cash income from DFLs annualized for 12 months. Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight- line rents, amortization of market lease intangibles, DFL non-cash and deferred revenues).

Rental Expense
The Company’s rental expense attributable to continuing operations was $10 million for each of the years ended December 31, 2017, 2016 and 2015. These rental expense amounts include ground rent and other leases. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. These leases have terms that are up to 99 years, excluding extension options.
Future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2017 were as follows (in thousands):

Year	Amount
2018	$6,619
2019	6,766
2020	6,668
2021	6,704
2022	6,820
Thereafter	362,219
$395,796

NOTE 12.	Equity

Common Stock
On February 1, 2018, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.37 per share. The common stock cash dividend will be paid on March 2, 2018 to stockholders of record as of the close of business on February 15, 2018.
During the years ended December 31, 2017, 2016 and 2015, the Company declared and paid common stock cash dividends of $1.480, $2.095 and $2.260 per share, respectively.
In June 2015, the Company established an at-the-market equity offering program (“ATM Program”). Under this program, the Company may sell shares of its common stock from time to time having an aggregate gross sales price of up to $750 million through a consortium of banks acting as sales agents or directly to the banks acting as principals. During the year ended December 31, 2015, the Company issued 1.8 million shares of common stock at a weighted average price of $40.14 for proceeds of $73 million, net of fees and commissions of $1 million. There was no activity during the years ended December 31, 2017 and 2016.
The following table summarizes the Company’s other common stock activities (shares in thousands):

	Year Ended December 31,
	2017	2016	2015
Dividend Reinvestment and Stock Purchase Plan	983	2,021	2,762
Conversion of DownREIT units	78	145	104
Exercise of stock options	32	133	823
Vesting of restricted stock units	419	529	409
Repurchase of common stock	157	237	198

Accumulated Other Comprehensive Loss
The following table summarizes the Company’s accumulated other comprehensive loss (in thousands):

	December 31,
	2017	2016
Cumulative foreign currency translation adjustment	$(6,955)	$(22,817)
Unrealized gains (losses) on cash flow hedges, net	(13,950)	(3,642)
Supplemental Executive Retirement plan minimum liability and other	(3,119)	(3,183)
Total accumulated other comprehensive loss	$(24,024)	$(29,642)
Noncontrolling Interests
On October 7, 2015, the Company issued a 49% noncontrolling interest in HCP Ventures V to an institutional capital investor for $110 million. HCP Ventures V owns a portfolio of 11 on-campus MOBs located in Texas and acquired through a sale-leaseback transaction with Memorial Hermann in June 2015.
At December 31, 2017, there were four million DownREIT units (seven million shares of HCP common stock are issuable upon conversion) outstanding in five DownREIT LLCs, all of which the Company is the managing member. At December 31, 2017, the carrying and market values of the four million DownREIT units were $177 million and $173 million, respectively.
See Note 5 for the deconsolidation of RIDEA II and Note 19 for the supplemental schedule of non-cash financing activities.

NOTE 13.	Segment Disclosures

The Company evaluates its business and allocates resources based on its reportable business segments: (i) senior housing triple-net, (ii) SHOP, (iii) life science and (iv) medical office. The Company has non-reportable segments that are comprised primarily of the Company’s debt investments, hospital properties, unconsolidated joint ventures (see below), and care homes in the U.K. The accounting policies of the segments are the same as those described under Summary of Significant Accounting Policies (see Note 2).
During the fourth quarter of 2017, as a result of a change in how operating results are reported to the chief operating decision makers, for the purpose of evaluating performance and allocating resources, the Company began excluding unconsolidated joint ventures from its evaluation of its segments' operating results. Unconsolidated joint ventures are now reflected in other non-reportable segments, and as a result, excluded from NOI and Adjusted NOI. Prior period NOI and Adjusted NOI have also been recast to conform to current period presentation, which excludes unconsolidated joint ventures.
During the year ended December 31, 2017, 42 senior housing triple-net facilities were transferred to the Company’s SHOP segment. During the year ended December 31, 2016, 17 senior housing triple-net facilities were transitioned to a RIDEA structure (reported in the Company’s SHOP segment). There were no intersegment sales or transfers during the year ended December 31, 2015.
The Company evaluates performance based upon: (i) property net operating income from continuing operations (“NOI”) and (ii) Adjusted NOI. NOI is defined as rental and related revenues, including tenant recoveries, resident fees and services, and income from DFLs, less property level operating expenses. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles, lease termination fees and the impact of deferred community fee income and expense. The adjustments to NOI and resulting Adjusted NOI for SHOP have been recast for prior periods presented to conform to the current period presentation which excludes (i) the impact of deferred community fee income and expense, resulting in recognition as cash is received and expenses are paid and (ii) adjustments related to unconsolidated joint ventures (see above).
Non-segment assets consist of assets in the Company's other non-reportable segments (see above) and corporate non-segment assets. Corporate non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, accounts receivable, net, marketable equity securities and, if any, real estate held for sale. See Note 22 for other information regarding concentrations of credit risk.

The following tables summarize information for the reportable segments (in thousands):
For the year ended December 31, 2017:

Segments	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Rental revenues(1)	$313,547	$525,473	$358,816	$477,459	$116,846	$—	$1,792,141
Operating expenses	(3,819)	(396,491)	(78,001)	(183,197)	(4,743)	—	(666,251)
NOI	309,728	128,982	280,815	294,262	112,103	—	1,125,890
Adjustments to NOI(2)	17,098	33,227	(4,517)	(2,952)	(4,446)	—	38,410
Adjusted NOI	326,826	162,209	276,298	291,310	107,657	—	1,164,300
Addback adjustments	(17,098)	(33,227)	4,517	2,952	4,446	—	(38,410)
Interest income	—	—	—	—	56,237	—	56,237
Interest expense	(2,518)	(7,920)	(373)	(506)	(4,230)	(292,169)	(307,716)
Depreciation and amortization	(103,820)	(103,162)	(128,864)	(169,795)	(29,085)	—	(534,726)
General and administrative	—	—	—	—	—	(88,772)	(88,772)
Transaction costs	—	—	—	—	—	(7,963)	(7,963)
Recoveries (impairments), net	(22,590)	—	—	—	(143,794)	—	(166,384)
Gain (loss) on sales of real estate, net	280,349	17,485	45,916	9,095	3,796	—	356,641
Loss on debt extinguishment	—	—	—	—	—	(54,227)	(54,227)
Other income (expense), net	—	—	—	—	50,895	(19,475)	31,420
Income tax benefit (expense)	—	—	—	—	—	1,333	1,333
Equity income (loss) from unconsolidated JVs	—	—	—	—	10,901	—	10,901
Net income (loss)	$461,149	$35,385	$197,494	$133,056	$56,823	$(461,273)	$422,634
_______________________________________

(1)	Represents rental and related revenues, tenant recoveries, resident fees and services, and income from DFLs.

(2)	Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, deferral of community fees, net and termination fees.

For the year ended December 31, 2016:

Segments	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Rental revenues(1)	$423,118	$686,822	$358,537	$446,280	$125,729	$—	$2,040,486
Operating expenses	(6,710)	(480,870)	(72,478)	(173,687)	(4,654)	—	(738,399)
NOI	416,408	205,952	286,059	272,593	121,075	—	1,302,087
Adjustments to NOI(2)	(7,566)	(2,686)	(2,954)	(3,536)	(3,022)	—	(19,764)
Adjusted NOI	408,842	203,266	283,105	269,057	118,053	—	1,282,323
Addback adjustments	7,566	2,686	2,954	3,536	3,022	—	19,764
Interest income	—	—	—	—	88,808	—	88,808
Interest expense	(9,499)	(29,745)	(2,357)	(5,895)	(9,153)	(407,754)	(464,403)
Depreciation and amortization	(136,146)	(108,806)	(130,829)	(161,790)	(30,537)	—	(568,108)
General and administrative	—	—	—	—	—	(103,611)	(103,611)
Transaction costs	—	—	—	—	—	(9,821)	(9,821)
Gain (loss) on sales of real estate, net	48,744	675	49,042	8,333	57,904	—	164,698
Loss on debt extinguishment						(46,020)	(46,020)
Other income (expense), net	—	—	—	—	—	3,654	3,654
Income tax benefit (expense)	—	—	—	—	—	(4,473)	(4,473)
Equity income (loss) from unconsolidated JVs	—	—	—	—	11,360	—	11,360
Discontinued operations	—	—	—	—	—	265,755	265,755
Net income (loss)	$319,507	$68,076	$201,915	$113,241	$239,457	$(302,270)	$639,926
_______________________________________

(1)	Represents rental and related revenues, tenant recoveries, resident fees and services, and income from DFLs.

(2)	Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, deferral of community fees, net and termination fees.

For the year ended December 31, 2015:

Segments	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Rental revenues(1)	$428,269	$518,264	$342,984	$415,351	$123,437	$—	$1,828,305
Operating expenses	(3,427)	(371,016)	(70,217)	(162,054)	(3,965)	—	(610,679)
NOI	424,842	147,248	272,767	253,297	119,472	—	1,217,626
Adjustments to NOI(2)	(9,716)	8,145	(10,128)	(4,933)	(2,356)	—	(18,988)
Adjusted NOI	415,126	155,393	262,639	248,364	117,116	—	1,198,638
Addback adjustments	9,716	(8,145)	10,128	4,933	2,356	—	18,988
Interest income	—	—	—	—	112,184	—	112,184
Interest expense	(16,899)	(31,869)	(2,878)	(9,603)	(9,745)	(408,602)	(479,596)
Depreciation and amortization	(125,538)	(80,981)	(126,241)	(143,682)	(28,463)	—	(504,905)
General and administrative	—	—	—	—	—	(95,965)	(95,965)
Transaction costs	—	—	—	—	—	(27,309)	(27,309)
Recoveries (impairments), net	—	—	—	—	(108,349)	—	(108,349)
Gain (loss) on sales of real estate, net	6,325	—	—	52	—	—	6,377
Other income (expense), net	—	—	—	—	—	16,208	16,208
Income tax benefit (expense)	—	—	—	—	—	9,807	9,807
Equity income (loss) from unconsolidated JVs	—	—	—	—	6,590	—	6,590
Discontinued operations	—	—	—	—	—	(699,086)	(699,086)
Net income (loss)	$288,730	$34,398	$143,648	$100,064	$91,689	$(1,204,947)	$(546,418)
_______________________________________

(1)	Represents rental and related revenues, tenant recoveries, resident fees and services, and income from DFLs.

(2)	Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, deferral of community fees, net and termination fees.
The following table summarizes the Company’s revenues by segment (in thousands):

	Year Ended
	December 31,
Segments	2017	2016	2015
Senior housing triple-net	$313,547	$423,118	$428,269
SHOP	525,473	686,822	518,264
Life science	358,816	358,537	342,984
Medical office	477,459	446,280	415,351
Other non-reportable segments	173,083	214,537	235,621
Total revenues	$1,848,378	$2,129,294	$1,940,489

The following table summarizes the Company’s total assets by segment (in thousands):

	December 31,
Segments	2017	2016	2015
Senior housing triple-net	$3,515,400	$3,871,720	$5,092,443
SHOP	2,392,130	3,135,115	2,684,675
Life science	4,154,372	3,961,623	3,613,726
Medical office	3,989,168	3,724,483	3,410,931
Gross reportable segment assets	14,051,070	14,692,941	14,801,775
Accumulated depreciation and amortization	(2,919,278)	(2,900,060)	(2,704,425)
Net reportable segment assets	11,131,792	11,792,881	12,097,350
Other non-reportable segment assets	1,904,433	2,255,712	2,392,823
Assets held for sale and discontinued operations, net	417,014	927,866	5,654,326
Other non-segment assets	635,222	782,806	1,305,350
Total assets	$14,088,461	$15,759,265	$21,449,849
As a result of the change in the composition of reportable segments during the fourth quarter of 2017, as further described above, the Company allocated goodwill to its revised reporting units using a relative fair value approach. The Company completed a goodwill impairment assessment for all reporting units immediately prior to the reallocation and determined that no impairment existed at September 30, 2017. Additionally, the Company completed the required annual goodwill impairment test during the fourth quarter of 2017 and no impairment was recognized. At December 31, 2017, goodwill of $47 million was allocated to segment assets as follows: (i) senior housing triple-net—$21 million, (ii) SHOP—$9 million, (iii) medical office—$11 million and (iv) other—$6 million. At December 31, 2016, goodwill of $42 million was allocated to segment assets as follows: (i) senior housing triple-net—$16 million, (ii) SHOP—$9 million, (iii) medical office—$11 million and (iv) other—$6 million.

NOTE 14.	Future Minimum Rents

The following table summarizes future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under non-cancelable operating leases as of December 31, 2017 (in thousands):

Year	Amount
2018	$1,021,212
2019	956,092
2020	874,617
2021	793,058
2022	691,352
Thereafter	2,807,315
$7,143,646

NOTE 15.	Compensation Plans

Stock Based Compensation
On May 11, 2006, the Company’s stockholders approved the 2006 Performance Incentive Plan, which was amended and restated in 2009 (“the 2006 Plan”). On May 1, 2014, the Company’s stockholders approved the 2014 Performance Incentive Plan (“the 2014 Plan”) (collectively, “the Plans”). Following the adoption of the 2014 Plan, no new awards will be issued under the 2006 Plan. The Plans provide for the granting of stock-based compensation, including stock options, restricted stock and restricted stock units to officers, employees and directors in connection with their employment with or services provided to the Company. The maximum number of shares reserved for awards under the 2014 Plan is 33 million shares, and as of December 31, 2017, 30 million of the reserved shares under the 2014 Plan are available for future awards of which 20 million shares may be issued as restricted stock and restricted stock units.

Total share-based compensation expense recognized during the years ended December 31, 2017, 2016 and 2015 was $14 million, $23 million and $26 million, respectively. The year ended December 31, 2016 includes a $7 million charge recognized in general and administrative expenses primarily resulting from the termination of the Company’s former chief executive officer (“CEO”) that was comprised of the accelerated vesting of restricted stock units in accordance with the terms of the former CEO’s employment agreement. As of December 31, 2017 and 2016, there was $20 million and $14 million, respectively, related to unvested share-based compensation arrangements granted under the Company’s incentive plans, which is expected to be recognized over a weighted average period of three years associated with future employee service.
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
There have been no grants of stock options since 2014. Stock options outstanding and exercisable were 1.1 million at December 31, 2017, and 1.3 million and 1.2 million at December 31, 2016, respectively. Proceeds received from stock options exercised under the Plans for the years ended December 31, 2017, 2016 and 2015 were $1 million, $4 million and $28 million, respectively. Compensation expense related to stock options was immaterial for all periods presented.
Restricted Stock Awards
Under the Plans, restricted stock awards, including restricted stock units and performance stock units are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant. Restrictions on certain awards generally lapse, as provided in the Plans or in the applicable award agreement, upon retirement, a change in control or other specified events. The fair market value of restricted stock awards, both time vesting and those subject to specific performance criteria, are expensed over the period of vesting. Restricted stock units, which vest based solely upon passage of time generally vest over a period of three to six years. The fair value of restricted stock units is determined based on the closing market price of the Company's shares on the grant date. Performance stock units, which are restricted stock awards that vest dependent upon attainment of various levels of performance that equal or exceed targeted levels, generally vest in their entirety at the end of a three year performance period. The number of shares that ultimately vest can vary from 0% to 200% of target depending on the level of achievement of the performance criteria. The fair value of performance stock units is determined based on the Monte Carlo valuation model. The compensation expense recognized for all restricted stock awards is net of actual forfeitures.
Upon vesting of restricted stock awards, the participant is required to pay the related tax withholding obligation. Participants can generally elect to have the Company reduce the number of common stock shares delivered to pay the employee tax withholding obligation. The value of the shares withheld is dependent on the closing market price of the Company’s common stock on the trading date prior to the relevant transaction occurring. During the years ended December 31, 2017, 2016 and 2015, the Company withheld 157,000, 237,000 and 200,000 shares, respectively, to offset tax withholding obligations with respect to the vesting of the restricted stock and performance restricted stock unit awards.
Holders of restricted stock awards, including restricted stock units and performance stock units, are generally entitled to receive dividends equal to the amount that would be paid on an equivalent number of shares of common stock.

The following table summarizes restricted stock award activity, including performance stock units, for the year ended December 31, 2017 (units and shares in thousands):

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2017	962	$37.39
Granted	844	33.57
Vested	(419)	35.10
Forfeited	(248)	35.04
Unvested at December 31, 2017	1,139	33.41
At December 31, 2017, the weighted average remaining vesting period of restricted stock and performance based units was two years. The total fair value (at vesting) of restricted stock and performance based units which vested for the years ended December 31, 2017, 2016 and 2015 was $15 million, $24 million and $21 million, respectively.
Subsequent events. The Company expects to record severance and related charges of approximately $9 million in the first quarter of 2018 related to the departure of our Executive Chairman, effective March 1, 2018.

NOTE 16.	Impairments

Casualty-Related
As a result of Hurricane Harvey and Hurricane Irma during the year ended December 31, 2017, the Company recorded an estimated $13 million of casualty-related losses, net of a small insurance recovery. The losses are comprised of $8 million of property damage and $5 million of other associated costs, including storm preparation, clean up, relocation and other costs. Of the total $13 million casualty losses incurred, $12 million was recorded in Other income (expense), net, and $1 million was recorded in equity income (loss) from unconsolidated joint ventures as it relates to casualty losses for properties owned by certain of our unconsolidated joint ventures. In addition, the Company recorded a $1 million deferred tax benefit associated with the casualty-related losses.
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
Other
See Note 7 for further information on the impairment charges related to the mezzanine loan facility to Tandem (the "Tandem Mezzanine Loan").
In June 2015 and September 2015, the Company determined that its Four Seasons senior notes (the “Four Seasons Notes”) were other-than-temporarily impaired resulting from a continued decrease in the fair value of its investment. Although the Company did not intend to sell and did not believe it would be required to sell the Four Seasons Notes before their maturity, the Company determined that a credit loss existed resulting from several factors including: (i) deterioration in Four Seasons’ operating performance since the fourth quarter of 2014 and (ii) credit downgrades to Four Seasons received during the first half of 2015. Accordingly, the Company recorded impairment charges during the three months ended June 30, 2015 and September 30, 2015 of $42 million and $70 million, respectively, reducing the carrying value of the Four Seasons Notes at September 30, 2015 to $100 million (£66 million).
The fair value of the Four Seasons Notes used to calculate the impairment charge was based on quoted market prices. However, because the Four Seasons Notes were not actively traded, these prices were considered to be Level 2 measurements within the fair value hierarchy. When calculating the fair value and determining whether a credit loss existed, the Company also evaluated Four Season’s ability to repay the Four Seasons Notes according to their contractual terms based on its estimate of future cash flows. The estimated future cash flow inputs included forecasted revenues, capital expenditures, operating expenses, care home occupancy and continued implementation of Four Seasons’ business plan which included executing on its business line segmentation and continuing to invest in its core real estate portfolio. This information was consistent with the results of the valuation technique used by the Company to determine if a credit loss existed and to calculate the fair value of the Four Seasons Notes during its impairment review.
In March 2017, pursuant to a shift in the Company’s investment strategy, the Company sold its £138.5 million par value Four Seasons Notes for £83 million ($101 million). The disposition of the Four Seasons Notes generated a £42 million ($51 million) gain on sale, recognized in other income, net, as the sales price was above the previously-impaired carrying value of £41 million ($50 million).
Through October 2015, the Company held a secured term loan made to Delphis Operations, L.P. (“Delphis”). In October 2015, the Company received $23 million in cash proceeds from the sale of Delphis’ collateral and recognized an impairment recovery of $6 million for the amount received in excess of the loan’s carrying value.

NOTE 17.    Income Taxes

The Company has elected to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 1985. The Company has also elected for certain of its subsidiaries to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”) which are subject to federal and state income taxes. All entities other than the TRS entities are collectively referred to as the “REIT” within this Note 17. Certain REIT entities are also subject to state, local and foreign income taxes.
Distributions with respect to our common stock can be characterized for federal income tax purposes as taxable ordinary dividends, capital gain dividends, nondividend distributions or a combination thereof. Following is the characterization of our annual common stock distributions per share:

	Year Ended December 31,
	2017	2016		2015
Ordinary dividends	$1.4800	$1.5561		$2.1184
Capital gain dividends	—	—		0.0316
Nondividend distributions	—	6.7089		0.1100
	$1.4800	$8.2650	(1)	$2.2600
_______________________________________

(1)	Consists of $2.095 per common share of quarterly cash dividends and $6.17 per common share of stock dividends related to the Spin-Off (see Note 5).
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
The TRS entities subject to tax reported losses before income taxes from continuing operations of $58 million, $9 million and $22 million for the years ended December 31, 2017, 2016 and 2015, respectively. The REIT’s losses from continuing operations before income taxes from the U.K. were $4 million, $4 million and $15 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The total income tax expense (benefit) from continuing operations consists of the following components (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current
Federal	$949	$8,525	$4,948
State	1,504	8,307	1,988
Foreign	1,737	1,332	828
Total current	$4,190	$18,164	$7,764

Deferred
Federal	$2,730	$(10,241)	$(11,317)
State	(5,889)	(1,401)	(1,382)
Foreign	(2,364)	(2,049)	(4,872)
Total deferred	$(5,523)	$(13,691)	$(17,571)

Total income tax expense (benefit)	$(1,333)	$4,473	$(9,807)
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. As a result of the reduced U.S. federal corporate tax rate, the Company recorded a tax expense of $17 million, due to a remeasurement of deferred tax assets and liabilities, which is included in total deferred tax expense in the table above.
The Company’s income tax expense from discontinued operations was $0, $48 million and $1 million for the years ended December 31, 2017, 2016 and 2015, respectively (see Note 5).

The following table reconciles the income tax expense (benefit) from continuing operations at statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2017	2016	2015
Tax benefit at U.S. federal statutory income tax rate on income or loss subject to tax	$(21,085)	$(4,581)	$(12,630)
State income tax expense, net of federal tax	(1,222)	6,081	(606)
Gross receipts and margin taxes	1,716	1,847	1,383
Foreign rate differential	632	647	2,269
Effect of permanent differences	6	(280)	(298)
Return to provision adjustments	1,597	287	(368)
Re-measurement of deferred tax assets and liabilities	17,080	—	—
Increase (decrease) in valuation allowance	(57)	472	443
Total income tax expense (benefit)	$(1,333)	$4,473	$(9,807)
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of the Company’s deferred tax assets and liabilities from continuing operations (in thousands):

	December 31,
	2017	2016	2015
Property, primarily differences in depreciation and amortization, the basis of land, and the treatment of interest and certain costs	$31,691	$28,940	$19,862
Net operating loss carryforward	10,720	8,784	3,703
Expense accruals and other	229	(847)	(753)
Valuation allowance	(548)	(606)	(531)
Net deferred tax assets	$42,092	$36,271	$22,281
Deferred tax assets and liabilities are included in other assets, net and accounts payable and accrued liabilities.
At December 31, 2017 the Company had a net operating loss (“NOL”) carryforward of $42 million related to the TRS entities. These amounts can be used to offset future taxable income, if any. The NOL carryforwards begin to expire in 2033 with respect to the TRS entities.
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
The Company files numerous U.S. federal, state and local income and franchise tax returns. With a few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by taxing authorities for years prior to 2014.
For the years ended December 31, 2017 and 2016, the tax basis of the Company’s net assets was less than the reported amounts by $1.7 billion and $2.0 billion, respectively. The difference between the reported amounts and the tax basis was primarily related to the Slough Estates USA, Inc. (“SEUSA”) acquisition, which occurred in 2007. For the year ended December 31, 2015, the tax basis of the Company’s net assets was less than the reported amounts by $6.5 billion. The difference between the reported amounts and the tax basis was primarily related to the SEUSA and HCRMC acquisitions which occurred in 2007 and 2011, respectively. Both SEUSA and HCRMC were corporations subject to federal and state income taxes. As a result of these acquisitions, the Company succeeded to the tax attributes of SEUSA and HCRMC, including the tax basis in the acquired company’s assets and liabilities.
The Company is no longer subject to federal corporate-level tax on the taxable disposition of SEUSA pre-acquisition assets.

NOTE 18.	Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator
Net income (loss) from continuing operations	$422,634	$374,171	$152,668
Noncontrolling interests' share in earnings	(8,465)	(12,179)	(12,817)
Net income (loss) attributable to HCP, Inc.	414,169	361,992	139,851
Less: Participating securities' share in earnings	(1,156)	(1,198)	(1,317)
Income (loss) from continuing operations applicable to common shares	413,013	360,794	138,534
Discontinued operations	—	265,755	(699,086)
Net income (loss) applicable to common shares	$413,013	$626,549	$(560,552)

Denominator
Basic weighted average shares outstanding	468,759	467,195	462,795
Dilutive potential common shares - equity awards	176	208	—
Diluted weighted average common shares	468,935	467,403	462,795
Basic earnings per common share
Continuing operations	$0.88	$0.77	$0.30
Discontinued operations	—	0.57	(1.51)
Net income (loss) applicable to common shares	$0.88	$1.34	$(1.21)
Diluted earnings per common share
Continuing operations	$0.88	$0.77	$0.30
Discontinued operations	—	0.57	(1.51)
Net income (loss) applicable to common shares	$0.88	$1.34	$(1.21)
Restricted stock and certain performance restricted stock units are considered participating securities because dividend payments are not forfeited even if the underlying award does not vest and require use of the two-class method when computing basic and diluted earnings per share.
For the year ended December 31, 2015, diluted loss per share from continuing operations is calculated using the weighted-average common shares outstanding during the period, as the effect of shares issuable under employee compensation plans and upon DownREIT unit conversions would have been anti-dilutive. All DownREIT units and approximately 1 million stock options were anti-dilutive for all periods presented.

NOTE 19.	Supplemental Cash Flow Information

The following table summarizes supplemental cash flow information (in thousands):

	Year Ended December 31,
	2017	2016	2015
Supplemental cash flow information:
Interest paid, net of capitalized interest	$309,111	$489,453	$451,615
Income taxes paid	10,045	13,727	6,959
Capitalized interest	16,937	11,108	8,798
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	67,425	49,999	52,511
Non-cash impact of QCP Spin-Off, net	—	3,539,584	—
Securities transferred for debt defeasance	—	73,278	—
Settlement of loans receivable as consideration for real estate acquisition	—	—	299,297
Vesting of restricted stock units and conversion of non-managing member units into common stock	2,908	6,622	3,388
Noncontrolling interest and other liabilities, net assumed in connection with the RIDEA III acquisition	—	—	61,219
Deconsolidation of noncontrolling interest in connection with RIDEA II transaction	58,061	—	—
Noncontrolling interest issued in connection with real estate and other acquisitions	—	—	10,971
Mortgages and other liabilities assumed with real estate acquisitions	5,425	82,985	23,218
Foreign currency translation adjustment	15,862	(3,332)	(8,738)
Unrealized gains (losses) on available-for-sale securities and derivatives designated as cash flow hedges, net	(10,315)	3,171	1,889
See discussions related to the Brookdale Transaction in Note 3 and the Spin-Off in Note 5.
The following table summarizes cash, cash equivalents and restricted cash (in thousands):

	December 31,
	2017	2016
Cash and cash equivalents	$55,306	$94,730
Restricted cash	26,897	42,260
Cash, cash equivalents and restricted cash	$82,203	$136,990

NOTE 20.	Variable Interest Entities

On January 1, 2016, the Company adopted ASU 2015-2 using the modified retrospective method as permitted by the ASU. As a result of the adoption, the Company identified additional assets and liabilities of certain VIEs in its consolidated total assets and total liabilities at December 31, 2015 of $543 million and $651 million, respectively. Refer to the specific VIE descriptions below for detail on which entities were classified as consolidated VIEs subsequent to the adoption of ASU 2015-2. Additionally, the Company deconsolidated three JVs and recognized $0.5 million as a cumulative-effect adjustment to cumulative dividends in excess of earnings.
Unconsolidated Variable Interest Entities
At December 31, 2017, the Company had investments in: (i) five unconsolidated VIE joint ventures; (ii) 48 properties leased to VIE tenants; (iii) marketable debt securities of one VIE and (iv) three loans to VIE borrowers. The Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated JVs (CCRC OpCo, RIDEA II PropCo, Vintage Park Development JV, Waldwick JV and the LLC investment discussed below), it has no formal involvement in these VIEs beyond its investments.
The Company holds a 49% ownership interest in CCRC OpCo, a joint venture entity formed in August 2014 that operates senior housing properties in a RIDEA structure and has been identified as a VIE. The equity members of CCRC OpCo “lack power” because they share certain operating rights with Brookdale, as manager of the CCRCs. The assets of CCRC OpCo primarily consist of the CCRCs that it owns and leases, resident fees receivable, notes receivable, and cash and cash equivalents; its obligations primarily consist of operating lease obligations to CCRC PropCo, debt service payments and capital expenditures for the properties, and accounts payable and expense accruals associated with the cost of its CCRCs’ operations. Assets generated by the CCRC operations (primarily rents from CCRC residents) of CCRC OpCo may only be used to settle its contractual obligations (primarily from debt service payments, capital expenditures, and rental costs and operating expenses incurred to manage such facilities).
In January 2017, as a result of the partial sale of its interest in RIDEA II, the Company concluded that it should deconsolidate RIDEA II as it is no longer the primary beneficiary of the joint venture. The HCP/CPA JV is the primary beneficiary of both RIDEA II PropCo and RIDEA II OpCo as it controls the significant activities of RIDEA II PropCo and, of the group that controls the significant activities of RIDEA II OpCo, is most closely associated to the entity. Furthermore, control over the HCP/CPA JV is shared between HCP and CPA, and as such, the Company does not consolidate the HCP/CPA JV. Subsequent to the partial sale of its interest in RIDEA II, the Company continues to hold a direct investment in RIDEA II PropCo, which has been identified as a VIE as Brookdale, the non-managing member, does not have any substantive participating rights or kick-out rights over the managing member, HCP/CPA PropCo. The assets of RIDEA II PropCo primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of a combination of third-party and HCP debt (see Note 5). Assets generated by RIDEA II PropCo (primarily from RIDEA II OpCo lease payments) may only be used to settle its contractual obligations (primarily debt service payments on the third-party and HCP debt).
The Company holds an 85% ownership interest in two development joint ventures (Vintage Park Development JV and Waldwick JV) (see Note 8), which have been identified as VIEs as power is shared with a member that does not have a substantive equity investment at risk. The assets of each joint venture primarily consist of an in-progress senior housing facility development project that it owns and cash and cash equivalents; its obligations primarily consist of accounts payable and expense accruals associated with the cost of its development obligations. Any assets generated by each joint venture may only be used to settle its respective contractual obligations (primarily development expenses and debt service payments).
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
Between 2012 and 2015, the Company funded a $257 million mezzanine loan facility to Tandem as part of a recapitalization of the Tandem Portfolio (see Note 7). Due to a decline in the fair value of the Tandem Portfolio over time, there is no longer sufficient equity at risk in Tandem and it has become a “thinly capitalized” borrower.

The classification of the related assets and liabilities and their maximum loss exposure as a result of the Company’s involvement with these VIEs at December 31, 2017 are presented below (in thousands):

VIE Type	Asset/Liability Type	Maximum Loss Exposure and Carrying Amount(1)
VIE tenants - DFLs (2)	Net investment in DFLs	$601,723
VIE tenants - operating leases (2)	Lease intangibles, net and straight-line rent receivables	5,519
CCRC OpCo	Investments in unconsolidated joint ventures	190,454
RIDEA II PropCo	Investments in unconsolidated joint ventures	252,743
Development JVs	Investments in unconsolidated joint ventures	12,563
Tandem Health Care	Loans Receivable, net	105,000
MMCG Loan	Loans Receivable, net	142,820
Loan - Seller Financing	Loans Receivable, net	10,000
CMBS and LLC investment	Marketable debt and cost method investment	33,750
_______________________________________

(1)	The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).

(2)	The Company’s maximum loss exposure may be mitigated by re-leasing the underlying properties to new tenants upon an event of default.
As of December 31, 2017, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls). See Notes 3, 6, 7 and 8 for additional descriptions of the nature, purpose and operating activities of the Company’s unconsolidated VIEs and interests therein.

Consolidated Variable Interest Entities
HCP, Inc.'s consolidated total assets and total liabilities at December 31, 2017 and December 31, 2016 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to HCP, Inc. Total assets at December 31, 2017 and December 31, 2016 include VIE assets as follows (in thousands):

	December 31,
	2017	2016
Assets
Building and Improvements	$2,436,414	$3,522,310
Developments in Process	32,285	31,953
Land	227,162	327,241
Accumulated Depreciation	(542,091)	(676,276)
Net Real Estate	2,153,770	3,205,228
Investments in and advances to unconsolidated joint ventures	2,231	3,641
Accounts Receivable, Net	10,242	19,996
Cash and Cash Equivalents	15,861	35,844
Restricted Cash	2,619	22,624
Intangible Assets, Net	125,475	169,027
Other Assets, Net	33,749	69,562
Total Assets	$2,343,947	$3,525,922
Liabilities
Mortgage Debt	45,016	520,870
Intangible Liabilities, Net	10,672	8,994
Accounts Payable and Accrued Expenses	87,759	120,719
Other Liabilities	29,034	—
Intercompany Accounts	331	—
Fixed Asset Push Down	152,156	—
Deferred Revenue	14,432	23,456
Total Liabilities	$339,400	$674,039
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

Vintage Park JV.  The Company holds a 90% ownership interest in a JV entity formed in January 2015 (“Vintage Park JV”) that owns an 85% interest in an unconsolidated development VIE. Upon adoption of ASU 2015-02, the Company classified Vintage Park JV as a VIE due to the non-managing member lacking substantive participation rights in the management of the Vintage Park JV or kick-out rights over the managing member. The Company consolidates Vintage Park JV as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of Vintage Park JV primarily consist of an investment in the Vintage Park Development JV and cash and cash equivalents; its obligations primarily consist of funding the ongoing development of the Vintage Park Development JV. Assets generated by the Vintage Park JV may only be used to settle its contractual obligations (primarily from the funding of the Vintage Park Development JV).
Watertown JV.  The Company holds a 95% ownership interest in JV entities formed in November 2017 that own and operate a senior housing property in a RIDEA structure (“Watertown JV”). Watertown PropCo is a VIE as the Company and the non-managing member share in control of the entity, but substantially all of the entity's activities are performed on behalf of the Company. Watertown OpCo is a VIE as the non-managing member, through its equity interest, lacks substantive participation rights in the management of Watertown OpCo or kick-out rights over the managing member. The Company consolidates Watertown PropCo and Watertown OpCo as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of Watertown PropCo primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of notes payable to a non-VIE consolidated subsidiary of the Company. The assets of Watertown OpCo primarily consist of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to Watertown PropCo and operating expenses of its senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) of the Watertown structure may only be used to settle its contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facilities and debt costs).
Hayden JV.  The Company holds a 99% ownership interest in a JV entity formed in December 2017 that owns and leases a life science complex (“Hayden JV”). The Hayden JV is a VIE as the members share in control of the entity, but substantially all of the entity's activities are performed on behalf of the Company. The Company consolidates the Hayden JV as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the Hayden JV primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of debt service payments and capital expenditures for the properties. Assets generated by Hayden JV may only be used to settle its contractual obligations (primarily from capital expenditures).
Consolidated Lessees. The Company leases 21 senior housing properties to lessee entities under cash flow leases through which the Company receives monthly rent equal to the residual cash flows of the properties. The lessee entities are classified as VIEs as they are "thinly capitalized" entities. The Company consolidates the lessee entities as it has the ability to control the activities that most significantly impact the economic performance of the lessee entities. The lessee entities' assets primarily consist of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to the Company and operating expenses of the senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) of the may only be used to settle its contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facilities and debt costs).
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
Exchange Accommodation Titleholder.  During the year ended December 31, 2017, the Company acquired a portfolio of 11 MOBs (the "acquired properties") using a reverse like-kind exchange structure pursuant to Section 1031 of the Internal Revenue Code (a "reverse 1031 exchange"). As of December 31, 2017, the Company had not completed the reverse 1031 exchange and as such, the acquired properties remained in the possession of an Exchange Accommodation Titleholder ("EAT"). The EAT is classified as a VIE as it is a “thinly capitalized” entity. The Company consolidates the EAT because it is the primary beneficiary as it has the ability to control the activities that most significantly impact the EAT's economic performance. The properties held by the EAT are reflected as real estate with an aggregate carrying value of $153 million as of December 31, 2017. The assets of the EAT primarily consist of a leased property (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of capital expenditures for the properties. Assets generated by the EAT may only be used to settle its contractual obligations (primarily from capital expenditures).

NOTE 21.	Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2017 in the consolidated balance sheets are immaterial.
The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	December 31,
	2017(3)		2016(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$313,326	$313,242	$807,954	$807,505
Marketable debt securities(2)	18,690	18,690	68,630	68,630
Bank line of credit(2)	1,017,076	1,017,076	899,718	899,718
Term loans(2)	228,288	228,288	440,062	440,062
Senior unsecured notes(1)	6,396,451	6,737,825	7,133,538	7,386,149
Mortgage debt(2)	144,486	125,984	623,792	609,374
Other debt(2)	94,165	94,165	92,385	92,385
Interest-rate swap liabilities(2)	2,483	2,483	4,857	4,857
Currency swap asset(2)	—	—	2,920	2,920
Cross currency swap liability(2)	10,968	10,968	—	—
_______________________________________

(1)	Level 1: Fair value calculated based on quoted prices in active markets.

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

(3)	During the years ended December 31, 2017 and 2016, there were no transfers of financial assets or liabilities within the fair value hierarchy.

NOTE 22.	Concentration of Credit Risk

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
The following tables provide information regarding the Company’s concentrations with respect to Brookdale as a tenant as of and for the periods presented:

	Percentage of Gross Assets
	Total Company		Senior Housing Triple-Net
	December 31,		December 31,
Tenant	2017	2016	2017	2016
Brookdale(1)	10	17	39	69

	Percentage of Revenues
	Total Company Revenues			Senior Housing Triple-Net Revenues
	Year Ended December 31,			Year Ended December 31,
Tenant	2017	2016	2015	2017	2016	2015
Brookdale(1)	8	12	13	47	59	58
_______________________________________

(1)
The Company's concentration with respect to Brookdale as a tenant is expected to decrease with the completion of the Brookdale Transaction (see Note 3). Includes revenues from 64 senior housing triple-net facilities that were classified as held for sale at December 31, 2016. Excludes senior housing facilities operated by Brookdale in the Company’s SHOP segment, as discussed below.

As of December 31, 2017 and 2016, Brookdale managed or operated, in the Company’s SHOP segment, approximately 13% and 18%, respectively, of the Company’s real estate investments based on total assets. Because an operator manages the Company’s facilities in exchange for the receipt of a management fee, the Company is not directly exposed to the credit risk of its operators in the same manner or to the same extent as its triple-net tenants. As of December 31, 2017, Brookdale provided comprehensive facility management and accounting services with respect to 78 of the Company’s senior housing facilities and 62 SHOP facilities owned by its unconsolidated joint ventures, for which the Company or joint venture pay annual management fees pursuant to long-term management agreements. The Company's concentration with respect to Brookdale as an operator in its SHOP segment is expected to decrease with the completion of the Brookdale Transaction (see Note 3) and the sale of its remaining 40% ownership interest in RIDEA II (see Note 5). Most of the management agreements have terms ranging from 10 to 15 years, with three to four 5-year renewals. The base management fees are 4.5% to 5.0% of gross revenues (as defined) generated by the RIDEA facilities. In addition, there are incentive management fees payable to Brookdale if operating results of the RIDEA properties exceed pre-established EBITDAR (as defined) thresholds.
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
See Note 3 for further information on the reduction of concentration related to Brookdale.
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

The following table provides information regarding the Company’s concentrations with respect to certain states; the information provided is presented for the gross assets and revenues that are associated with certain real estate assets as percentages of total Company’s total assets and revenues:

	Percentage of Total Company Assets		Percentage of Total Company Revenues
	December 31,		Year Ended December 31,
State	2017	2016	2017	2016	2015
California	31	29	26	26	27
Texas	14	14	17	17	16

NOTE 23.	Derivative Financial Instruments

The following table summarizes the Company’s outstanding interest-rate and foreign currency swap contracts as of December 31, 2017 (dollars and GBP in thousands):

Date Entered	Maturity Date	Hedge Designation	Notional	Pay Rate	Receive Rate	Fair Value(1)
Interest rate:
July 2005(2)	July 2020	Cash Flow	44,000	3.820%	BMA Swap Index	(2,483)
Cross currency swap:
April 2017(3)	February 2019	Net Investment	£105,000 / $131,000	2.584%	3.750%	(10,968)
_____________________________

(1)	Derivative assets are recorded in other assets, net and derivative liabilities are recorded in accounts payable and accrued liabilities on the consolidated balance sheets.

(2)	Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.

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
As of December 31, 2017, £150 million of the Company’s GBP-denominated borrowings under the 2015 Term Loan and a £105 million cross currency swap are designated as a hedge of a portion of the Company’s net investments in GBP-functional subsidiaries to mitigate its exposure to fluctuations in the GBP to USD exchange rate. For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to USD exchange rate of the instrument is recorded as part of the cumulative translation adjustment component of accumulated other comprehensive income (loss). Accordingly, (i) the remeasurement value of the designated £150 million GBP-denominated borrowings and (ii) the change in fair value of the £105 million cross currency swap due primarily to fluctuations in the GBP to USD exchange rate are reported in accumulated other comprehensive income (loss) as the hedging relationship is considered to be effective. The balance in accumulated other comprehensive income (loss) will be reclassified to earnings when the hedged investment is sold or substantially liquidated.

NOTE 24.	Selected Quarterly Financial Data (Unaudited)

The following table summarizes selected quarterly information for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended 2017
	March 31	June 30	September 30	December 31
Total revenues	$492,168	$458,928	$454,023	$443,259
Income (loss) before income taxes and equity income from investments in unconsolidated joint ventures	454,746	18,874	(12,263)	(50,957)
Net income (loss)	464,177	22,101	(5,720)	(57,924)
Net income (loss) applicable to HCP, Inc.	461,145	19,383	(7,657)	(58,702)
Dividends paid per common share	0.37	0.37	0.37	0.37
Basic earnings per common share	0.98	0.04	(0.02)	(0.13)
Diluted earnings per common share	0.97	0.04	(0.02)	(0.13)

	Three Months Ended 2016
	March 31	June 30	September 30	December 31
Total revenues	$520,457	$538,332	$530,555	$539,950
Total discontinued operations	68,408	107,378	108,215	(18,246)
Income (loss) before income taxes and equity income from investments in unconsolidated joint ventures	55,949	196,352	47,453	67,530
Net (loss) income	119,745	304,842	154,039	61,300
Net (loss) income applicable to HCP, Inc.	116,119	301,717	151,250	58,661
Dividends paid per common share	0.58	0.58	0.58	0.37
Basic earnings per common share	0.25	0.65	0.32	0.12
Diluted earnings per common share	0.25	0.64	0.32	0.12
The above selected quarterly financial data includes the following significant transactions:
2017

•	During the quarter ended December 31, 2017, the Company recognized $20 million net reduction of rental and related revenues and $35 million of operating expense related to the Brookdale Transaction.

•	During the quarter ended December 31, 2017, the Company recorded an impairment charge of $84 million related to the Tandem Mezzanine Loan.

•	During the quarter ended December 31, 2017, the Company recognized a tax expense of $17 million due to a re-measurement of deferred tax assets and liabilities.

•	During the quarter ended September 30, 2017, the Company repurchased $500 million of our 5.375% senior notes due 2021 and recorded a $54 million loss on debt extinguishment.

•	During the quarter ended June 30, 2017, the Company recorded an impairment charge of $57 million related to the Tandem Mezzanine Loan.

•	The quarter ended March 31, 2017, the Company deconsolidated the net assets of RIDEA II and recognized a net gain on sale of $99 million.

•	The quarter ended March 31, 2017, the Company sold 64 senior housing triple-net assets, resulting in a net gain on sale of $170 million.

•	The quarter ended March 31, 2017, the Company sold its Four Seasons Notes, which generated a £42 million ($51 million) gain on sale.

2016

•	The quarter ended December 31, 2016 includes the following related to the Spin-Off: (i) $46 million of loss on debt extinguishment and (ii) $58 million of transaction costs.

•	The quarter ended June 30, 2016 includes $120 million of gain on sales from real estate dispositions.

•
The quarter ended March 31, 2016 includes $53 million of income tax expense associated with state built-in gain tax payable upon the disposition of specific real estate assets, of which $49 million relates to the HCRMC real estate portfolio.

Schedule II: Valuation and Qualifying Accounts

Allowance Accounts(1)		Additions		Deductions
Year Ended December 31,	Balance at Beginning of Year	Amounts Charged Against Operations, net	Acquired Properties	Uncollectible Accounts Written-off	Disposed Properties	Balance at End of Year
2017	$29,518	$144,135	$—	$(2,732)	$(1,547)	$169,374
2016	36,180	1,177	—	(2,843)	(4,996)	29,518
2015	50,531	3,174	—	(17,209)	(316)	36,180
_______________________________________

(1)
Includes allowance for doubtful accounts, straight-line rent reserves, and allowances for loan and direct financing lease losses and excludes discontinued operations of $818 million for the year ended December 31, 2015.

Schedule III: Real Estate and Accumulated Depreciation

			Encumbrances at December 31, 2017	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2017			Accumulated Depreciation	Year Acquired/ Constructed
City		State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
Senior housing triple-net
1107	Huntsville	AL	$—	$307	$5,813	$—	$307	$5,453	$5,760	$(1,534)	2006
0786	Douglas	AZ	—	110	703	—	110	703	813	(365)	2005
0518	Tucson	AZ	—	2,350	24,037	—	2,350	24,037	26,387	(11,418)	2002
1238	Beverly Hills	CA	—	9,872	32,590	9,188	9,872	41,030	50,902	(12,043)	2006
0883	Carmichael	CA	—	4,270	13,846	—	4,270	13,236	17,506	(3,668)	2006
2204	Chino Hills	CA	—	3,720	41,183	24	3,720	41,205	44,925	(4,931)	2014
0851	Citrus Heights	CA	—	1,180	8,367	—	1,180	8,037	9,217	(3,102)	2006
0790	Concord	CA	25,000	6,010	39,601	—	6,010	38,301	44,311	(11,877)	2005
0787	Dana Point	CA	—	1,960	15,946	—	1,960	15,466	17,426	(4,801)	2005
0798	Escondido	CA	14,340	5,090	24,253	—	5,090	23,353	28,443	(7,250)	2005
0791	Fremont	CA	—	2,360	11,672	—	2,360	11,192	13,552	(3,475)	2005
0788	Granada Hills	CA	—	2,200	18,257	—	2,200	17,637	19,837	(5,475)	2005
0227	Lodi	CA	—	732	5,453	—	732	5,453	6,185	(3,008)	1997
0226	Murietta	CA	—	435	5,729	—	435	5,729	6,164	(3,093)	1997
1165	Northridge	CA	—	6,718	26,309	2,710	6,752	27,780	34,532	(7,981)	2006
0789	Pleasant Hill	CA	6,270	2,480	21,333	—	2,480	20,633	23,113	(6,405)	2005
2205	Roseville	CA	—	3,844	33,527	—	3,844	33,527	37,371	(3,938)	2014
1167	Santa Rosa	CA	—	3,582	21,113	2,230	3,627	22,003	25,630	(6,189)	2006
0793	South San Francisco	CA	—	3,000	16,586	—	3,000	16,056	19,056	(4,978)	2005
0792	Ventura	CA	—	2,030	17,379	—	2,030	16,749	18,779	(5,200)	2005
0512	Denver	CO	—	2,810	36,021	1,885	2,810	37,686	40,496	(17,547)	2002
1000	Greenwood Village	CO	—	3,367	43,610	2,894	3,367	45,708	49,075	(12,039)	2006
2144	Glastonbury	CT	—	1,658	16,046	378	1,658	16,423	18,081	(2,600)	2012
0730	Torrington	CT	—	166	11,001	3,686	166	14,277	14,443	(3,947)	2005
0861	Apopka	FL	—	920	4,816	854	920	5,570	6,490	(1,770)	2006
0852	Boca Raton	FL		4,730	17,532	5,471	4,730	22,390	27,120	(7,570)	2006
2467	Ft Myers	FL	—	2,782	21,827	—	2,782	21,827	24,609	(1,577)	2016
1095	Gainesville	FL	—	1,221	12,226	—	1,221	12,001	13,222	(3,375)	2006
0490	Jacksonville	FL	—	3,250	25,936	6,170	3,250	32,106	35,356	(12,779)	2002
1096	Jacksonville	FL	—	1,587	15,616	—	1,587	15,298	16,885	(4,303)	2006
1017	Palm Harbor	FL	—	1,462	16,774	500	1,462	16,888	18,350	(4,842)	2006
0732	Port Orange	FL	—	2,340	9,898	1,177	2,340	10,555	12,895	(3,299)	2005
2194	Springtree	FL	—	1,066	15,874	1,447	1,066	17,321	18,387	(3,186)	2013
0802	St. Augustine	FL	—	830	11,627	1,288	830	12,515	13,345	(4,322)	2005
1097	Tallahassee	FL	—	1,331	19,039	—	1,331	18,695	20,026	(5,258)	2006
1605	Vero Beach	FL	—	700	16,234	—	700	15,484	16,184	(3,097)	2010
1257	Vero Beach	FL	—	2,035	34,993	201	2,035	33,634	35,669	(9,457)	2006
2108	Buford	GA	—	562	3,604	499	562	4,103	4,665	(788)	2012
2109	Buford	GA	—	536	3,142	343	536	3,486	4,022	(638)	2012
2053	Canton	GA	—	401	17,888	473	401	18,361	18,762	(2,366)	2012
2165	Hartwell	GA	—	368	6,337	300	368	6,637	7,005	(1,009)	2012
2066	Lawrenceville	GA	—	581	2,669	417	581	3,085	3,666	(654)	2012
1241	Lilburn	GA	—	907	17,340	325	907	17,102	18,009	(4,841)	2006
2086	Newnan	GA	—	1,227	4,202	503	1,227	4,705	5,932	(933)	2012
1005	Oak Park	IL	—	3,476	35,259	1,862	3,476	36,575	40,051	(9,556)	2006
1162	Orland Park	IL	—	2,623	23,154	1,614	2,623	23,992	26,615	(6,697)	2006
1237	Wilmette	IL	—	1,100	9,373	774	1,100	9,922	11,022	(2,711)	2006
1105	Louisville	KY	—	1,499	26,252	240	1,513	25,813	27,326	(7,379)	2006
2115	Murray	KY	—	288	7,400	299	288	7,698	7,986	(1,286)	2012
1158	Plymouth	MA	—	2,434	9,027	879	2,438	9,105	11,543	(2,554)	2006
1249	Frederick	MD	—	609	9,158	840	609	9,665	10,274	(2,830)	2006
0281	Westminster	MD	—	768	5,251	1,451	768	6,758	7,526	(2,544)	1998
0546	Cape Elizabeth	ME	—	630	3,524	93	630	3,617	4,247	(1,337)	2003
0545	Saco	ME	—	80	2,363	155	80	2,518	2,598	(928)	2003
1258	Auburn Hills	MI	—	2,281	10,692	—	2,281	10,692	12,973	(3,007)	2006
1248	Farmington Hills	MI	—	1,013	12,119	939	1,013	12,418	13,431	(3,530)	2006
1259	Sterling Heights	MI	—	1,593	11,500	—	1,593	11,181	12,774	(3,145)	2006
1235	Des Peres	MO	—	4,361	20,664	1,225	4,361	21,271	25,632	(5,760)	2006
1236	Richmond Heights	MO	—	1,744	24,232	368	1,744	23,915	25,659	(6,701)	2006
0853	St. Louis	MO	—	2,500	20,343	—	2,500	19,853	22,353	(7,665)	2006
2074	Oxford	MS	—	2,003	14,140	231	2,003	14,371	16,374	(2,089)	2012
0878	Charlotte	NC	—	710	9,559	—	710	9,159	9,869	(2,538)	2006
2465	Charlotte	NC	—	1,373	10,774	—	1,373	10,774	12,147	(778)	2016
2468	Franklin	NC	—	1,082	8,489	—	1,082	8,489	9,571	(613)	2016
2126	Mooresville	NC	—	2,538	37,617	1,684	2,538	39,302	41,840	(5,390)	2012
2466	Raeford	NC	—	1,304	10,230	—	1,304	10,230	11,534	(739)	2016
1254	Raleigh	NC	—	1,191	11,532	489	1,191	11,681	12,872	(3,429)	2006
2127	Minot	ND	—	685	16,047	676	685	16,723	17,408	(2,486)	2012
1599	Cherry Hill	NJ	—	2,420	11,042	2,294	2,420	12,785	15,205	(3,685)	2010
1239	Cresskill	NJ	—	4,684	53,927	501	4,684	53,406	58,090	(15,063)	2006
0734	Hillsborough	NJ	—	1,042	10,042	491	1,042	10,066	11,108	(3,125)	2005
1242	Madison	NJ	—	3,157	19,909	179	3,157	19,468	22,625	(5,475)	2006
0733	Manahawkin	NJ	—	921	9,927	691	921	10,152	11,073	(3,191)	2005
1231	Saddle River	NJ	—	1,784	15,625	612	1,784	15,640	17,424	(4,452)	2006
0245	Voorhees Township	NJ	—	900	7,629	520	900	8,149	9,049	(3,287)	1998
0796	Las Vegas	NV	—	1,960	5,816	—	1,960	5,426	7,386	(1,685)	2005
1252	Brooklyn	NY	—	8,117	23,627	1,057	8,117	23,577	31,694	(6,701)	2006
1256	Brooklyn	NY	—	5,215	39,052	1,079	5,215	39,197	44,412	(11,181)	2006
2174	Orchard Park	NY	—	726	17,735	—	726	17,735	18,461	(2,957)	2012
1386	Marietta	OH	—	1,069	11,435	668	1,069	11,898	12,967	(4,322)	2007

			Encumbrances at December 31, 2017	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2017			Accumulated Depreciation	Year Acquired/ Constructed
City		State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
1253	Youngstown	OH	—	695	10,444	744	695	10,842	11,537	(3,113)	2006
2083	Oklahoma City	OK	—	2,116	28,007	1,939	2,116	29,946	32,062	(4,569)	2012
2131	Keizer	OR	2,431	551	6,454	—	551	6,454	7,005	(938)	2013
2152	McMinnville	OR	—	3,203	24,909	5,381	3,203	28,796	31,999	(5,040)	2012
2089	Newberg	OR	—	1,889	16,855	837	1,889	17,692	19,581	(2,428)	2012
2133	Portland	OR	—	1,615	12,030	169	1,615	12,199	13,814	(1,592)	2012
2171	Portland	OR	—	—	16,087	311	—	16,398	16,398	(2,069)	2012
2050	Redmond	OR	—	1,229	21,921	809	1,229	22,731	23,960	(2,932)	2012
2084	Roseburg	OR	—	1,042	12,090	134	1,042	12,223	13,265	(1,918)	2012
2134	Scappoose	OR	—	353	1,258	17	353	1,275	1,628	(264)	2012
2153	Scappoose	OR	—	971	7,116	142	971	7,258	8,229	(1,311)	2012
2056	Stayton	OR	—	48	569	19	48	588	636	(160)	2012
2058	Stayton	OR	—	253	8,621	140	253	8,762	9,015	(1,370)	2012
2088	Tualatin	OR	—	—	6,326	375	—	6,701	6,701	(1,376)	2012
2180	Windfield Village	OR	2,722	580	9,817	—	580	9,817	10,397	(1,424)	2013
1163	Haverford	PA	—	16,461	108,816	12,128	16,461	116,731	133,192	(33,431)	2006
2063	Selinsgrove	PA	—	529	9,111	237	529	9,349	9,878	(1,625)	2012
1973	South Kingstown	RI	—	1,390	12,551	630	1,390	12,918	14,308	(3,187)	2011
1975	Tiverton	RI	—	3,240	25,735	651	3,240	25,938	29,178	(6,242)	2011
1104	Aiken	SC	—	357	14,832	151	363	14,395	14,758	(4,081)	2006
1109	Columbia	SC	—	408	7,527	131	412	7,414	7,826	(2,123)	2006
0306	Georgetown	SC	—	239	3,008	—	239	3,008	3,247	(1,236)	1998
0879	Greenville	SC	—	1,090	12,558	—	1,090	12,058	13,148	(3,341)	2006
0305	Lancaster	SC	—	84	2,982	—	84	2,982	3,066	(1,142)	1998
0880	Myrtle Beach	SC	—	900	10,913	—	900	10,513	11,413	(2,913)	2006
0312	Rock Hill	SC	—	203	2,671	—	203	2,671	2,874	(1,077)	1998
1113	Rock Hill	SC	—	695	4,119	322	795	4,074	4,869	(1,313)	2006
0313	Sumter	SC	—	196	2,623	—	196	2,623	2,819	(1,078)	1998
2073	Kingsport	TN	—	1,113	8,625	322	1,113	8,947	10,060	(1,418)	2012
1003	Nashville	TN	—	812	16,983	2,524	812	18,759	19,571	(4,691)	2006
0843	Abilene	TX	—	300	2,830	—	300	2,710	3,010	(785)	2006
2107	Amarillo	TX	—	1,315	26,838	582	1,315	27,417	28,732	(3,790)	2012
1116	Arlington	TX	—	2,494	12,192	249	2,540	11,847	14,387	(3,472)	2006
0511	Austin	TX	—	2,960	41,645	—	2,960	41,645	44,605	(19,781)	2002
2075	Bedford	TX	—	1,204	26,845	1,599	1,204	28,444	29,648	(4,134)	2012
0844	Burleson	TX	—	1,050	5,242	—	1,050	4,902	5,952	(1,420)	2006
0848	Cedar Hill	TX	—	1,070	11,554	—	1,070	11,104	12,174	(3,215)	2006
1325	Cedar Hill	TX	—	440	7,494	—	440	6,974	7,414	(1,874)	2007
0506	Friendswood	TX	—	400	7,354	174	400	7,528	7,928	(2,582)	2002
0217	Houston	TX	—	835	7,195	454	835	7,649	8,484	(3,306)	1997
1106	Houston	TX	—	1,008	15,333	183	1,020	15,052	16,072	(4,314)	2006
0845	North Richland Hills	TX	—	520	5,117	—	520	4,807	5,327	(1,392)	2006
0846	North Richland Hills	TX	—	870	9,259	—	870	8,819	9,689	(2,919)	2006
2162	Portland	TX	—	1,233	14,001	1,353	1,233	15,354	16,587	(2,520)	2012
2116	Sherman	TX	—	209	3,492	377	209	3,870	4,079	(647)	2012
0847	Waxahachie	TX	—	390	3,879	—	390	3,659	4,049	(1,059)	2006
2470	Abingdon	VA	—	1,584	12,431	—	1,584	12,431	14,015	(898)	2016
1244	Arlington	VA	—	3,833	7,076	882	3,833	7,630	11,463	(2,248)	2006
1245	Arlington	VA	—	7,278	37,407	3,185	7,278	39,481	46,759	(10,900)	2006
0881	Chesapeake	VA	—	1,090	12,444	—	1,090	11,944	13,034	(3,310)	2006
1247	Falls Church	VA	—	2,228	8,887	677	2,228	9,240	11,468	(2,734)	2006
1164	Fort Belvoir	VA	—	11,594	99,528	11,862	11,594	108,676	120,270	(31,972)	2006
1250	Leesburg	VA	—	607	3,236	206	607	3,230	3,837	(3,196)	2006
1246	Sterling	VA	—	2,360	22,932	1,059	2,360	23,228	25,588	(6,672)	2006
2077	Sterling	VA	—	1,046	15,788	385	1,046	16,173	17,219	(2,214)	2012
0225	Woodbridge	VA	—	950	6,983	1,459	950	8,442	9,392	(3,516)	1997
1173	Bellevue	WA	—	3,734	16,171	645	3,737	16,094	19,831	(4,541)	2006
2095	College Place	WA	—	758	8,051	701	758	8,752	9,510	(1,437)	2012
1240	Edmonds	WA	—	1,418	16,502	105	1,418	16,102	17,520	(4,552)	2006
2160	Kenmore	WA	—	3,284	16,641	638	3,284	17,278	20,562	(2,406)	2012
0797	Kirkland	WA	—	1,000	13,403	—	1,000	13,043	14,043	(4,049)	2005
1251	Mercer Island	WA	—	4,209	8,123	581	4,209	8,202	12,411	(2,334)	2006
2096	Poulsbo	WA	—	1,801	18,068	224	1,801	18,292	20,093	(2,734)	2012
2102	Richland	WA	—	249	5,067	135	249	5,202	5,451	(764)	2012
0794	Shoreline	WA	—	1,590	10,671	—	1,590	10,261	11,851	(3,185)	2005
0795	Shoreline	WA	—	4,030	26,421	42	4,030	25,691	29,721	(7,898)	2005
2061	Vancouver	WA	—	513	4,556	246	513	4,802	5,315	(888)	2012
2062	Vancouver	WA	—	1,498	9,997	192	1,498	10,189	11,687	(1,477)	2012
2052	Yakima	WA	—	557	5,897	176	557	6,074	6,631	(931)	2012
2078	Yakima	WA	—	353	5,668	27	353	5,695	6,048	(781)	2012
2117	Bridgeport	WV	—	3,174	15,437	493	3,174	15,930	19,104	(3,028)	2012
2148	Sheridan	WY	—	915	12,047	1,242	915	13,289	14,204	(2,149)	2012
			$50,763	$289,180	$2,387,674	$123,120	$289,448	$2,457,872	$2,747,320	$(641,170)

			Encumbrances at December 31, 2017	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2017			Accumulated Depreciation	Year Acquired/ Constructed
City		State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
Senior housing operating portfolio
1974	Sun City	AZ	—	2,640	33,223	2,685	2,640	35,378	38,018	(9,041)	2011
2729	Clearlake	CA	—	354	4,799	306	354	4,635	4,989	(898)	2012
1965	Fresno	CA	—	1,730	31,918	2,117	1,730	33,605	35,335	(8,408)	2011
2726	Fortuna	CA	—	818	3,295	63	818	3,358	4,176	(1,582)	2012
2728	Fortuna	CA	—	1,346	11,856	176	1,346	10,618	11,964	(3,568)	2012
2593	Irvine	CA	—	8,220	14,104	539	8,220	14,103	22,323	(3,465)	2006
2725	Palm Springs	CA	—	1,005	5,183	619	1,005	5,263	6,268	(2,097)	2006
1966	Sun City	CA	—	2,650	22,709	3,863	2,650	26,118	28,768	(7,323)	2011
2727	Yreka	CA	—	565	9,184	419	565	6,633	7,198	(1,675)	2012
2505	Arvada	CO	—	1,788	29,896	1,016	1,788	30,912	32,700	(2,694)	2015
2506	Boulder	CO	—	2,424	36,746	674	2,424	37,421	39,845	(2,492)	2015
2515	Denver	CO	—	2,311	18,645	1,995	2,311	20,639	22,950	(2,519)	2015
2508	Lakewood	CO	—	4,384	60,795	1,988	4,384	62,782	67,166	(4,928)	2015
2509	Lakewood	CO	—	2,296	37,236	1,523	2,296	38,760	41,056	(2,538)	2015
2603	Boca Raton	FL	—	2,415	17,923	858	2,415	17,726	20,141	(4,534)	2006
1963	Boynton Beach	FL	—	2,550	31,521	3,665	2,550	34,521	37,071	(9,003)	2011
1964	Boynton Beach	FL	—	570	5,649	2,826	570	8,282	8,852	(2,799)	2011
2602	Boynton Beach	FL	—	1,270	4,773	1,918	1,270	4,775	6,045	(1,278)	2003
2520	Clearwater	FL	—	2,250	2,627	1,588	2,250	3,635	5,885	(1,095)	2015
2604	Coconut Creek	FL	—	2,461	16,006	2,461	2,461	15,712	18,173	(3,933)	2006
2601	Delray Beach	FL	—	850	6,637	1,598	850	6,907	7,757	(1,891)	2002
2517	Ft Lauderdale	FL	—	2,867	43,126	2,927	2,867	45,896	48,763	(4,652)	2015
2518	Lake Worth	FL	—	1,669	13,267	1,180	1,669	14,447	16,116	(1,916)	2015
2592	Lantana	FL	—	3,520	26,452	377	3,520	26,029	29,549	(9,790)	2006
1968	Largo	FL	—	2,920	64,988	12,399	2,920	76,167	79,087	(20,269)	2011
2522	Lutz	FL	—	902	15,169	55	902	16,152	17,054	(1,213)	2015
2523	Orange City	FL	—	912	9,724	894	912	10,618	11,530	(1,092)	2015
2524	Port St Lucie	FL	—	893	10,333	827	893	11,161	12,054	(1,252)	2015
1971	Sarasota	FL	—	3,050	29,516	6,239	3,050	35,325	38,375	(9,497)	2011
2525	Sarasota	FL	—	1,426	16,079	1,304	1,426	17,383	18,809	(1,854)	2015
2526	Tamarac	FL	—	970	16,037	924	970	16,968	17,938	(1,324)	2015
2513	Venice	FL	—	1,140	20,662	1,647	1,140	22,309	23,449	(1,838)	2015
2527	Vero Beach	FL	—	1,048	17,392	1,342	1,048	18,733	19,781	(1,440)	2015
2200	Deer Park	IL	—	4,172	2,417	44,534	4,229	44,478	48,707	(2,244)	2014
2594	Mount Vernon	IL	—	296	15,935	4,340	512	19,728	20,240	(5,122)	2006
1969	Niles	IL	—	3,790	32,912	5,884	3,790	38,024	41,814	(10,772)	2011
1961	Olympia Fields	IL	—	4,120	29,400	3,832	4,120	32,706	36,826	(8,523)	2011
1952	Vernon Hills	IL	—	4,900	45,854	5,999	4,900	51,157	56,057	(13,321)	2011
2595	Indianapolis	IN	—	1,197	7,718	1,084	1,197	8,570	9,767	(2,137)	2006
2596	W Lafayette	IN	—	813	10,876	1,324	813	11,949	12,762	(3,023)	2006
2746	Watertown	MA	—	8,828	29,112	53	8,828	29,165	37,993	(129)	2017
2583	Ellicott City	MD	19,469	3,607	31,720	1,239	3,607	32,959	36,566	(1,280)	2016
2584	Hanover	MD	9,065	4,513	25,625	867	4,513	26,492	31,005	(1,009)	2016
2585	Laurel	MD	5,879	3,895	13,331	993	3,895	14,323	18,218	(709)	2016
2541	Olney	MD	—	1,580	33,802	158	1,580	33,960	35,540	(2,247)	2015
2586	Parkville	MD	21,008	3,854	29,061	902	3,854	29,963	33,817	(1,356)	2016
2587	Waldorf	MD	8,501	392	20,514	650	392	21,164	21,556	(799)	2016
2741	Lexington	NE	—	474	8,405	474	474	6,362	6,836	(1,657)	2012
2589	Albuquerque	NM	—	767	9,324	253	767	9,079	9,846	(4,059)	1996
2740	Rio Rancho	NM	—	1,154	13,726	495	1,154	14,221	15,375	(2,259)	2012
2735	Roswell	NM	—	618	7,038	1,010	618	7,741	8,359	(1,578)	2012
2738	Roswell	NM	—	837	8,614	997	837	9,288	10,125	(1,979)	2012
2733	Las Vegas	NV	—	667	14,469	509	667	10,347	11,014	(2,592)	2012
2743	Clifton Park	NY	—	2,257	11,470	4	2,257	11,484	13,741	(1,926)	2012
2742	Orchard Park	NY	—	478	11,961	—	478	11,961	12,439	(1,984)	2012
2516	Centerville	OH	—	1,065	10,901	1,520	1,065	12,421	13,486	(1,643)	2015
2512	Cincinnati	OH	—	1,180	6,157	1,393	1,180	7,549	8,729	(1,442)	2015
2597	Fairborn	OH	—	298	10,704	3,895	298	14,368	14,666	(3,732)	2006
2736	Gresham	OR	—	465	6,403	265	465	6,668	7,133	(1,563)	2012
2744	Hermiston	OR	2,327	582	8,087	—	582	8,087	8,669	(1,400)	2013
2739	Portland	OR	—	1,677	9,469	374	1,677	6,940	8,617	(2,306)	2012
2730	Cumberland	RI	—	2,630	19,050	803	2,630	13,145	15,775	(4,644)	2011
1959	East Providence	RI	—	1,890	13,989	1,447	1,890	15,183	17,073	(4,117)	2011
1960	Greenwich	RI	—	450	11,845	1,846	450	13,414	13,864	(3,796)	2011
2511	Johnston	RI	—	2,037	12,724	3,724	2,037	16,448	18,485	(2,468)	2015
2731	Smithfield	RI	—	1,250	17,816	656	1,250	17,192	18,442	(4,724)	2011
1962	Warwick	RI	—	1,050	17,389	6,772	1,050	23,804	24,854	(5,580)	2011
2401	Germantown	TN	—	3,640	64,588	264	3,640	64,852	68,492	(5,393)	2015
2608	Arlington	TX	—	2,002	19,110	128	2,002	18,857	20,859	(5,035)	2006
2531	Austin	TX	—	607	15,972	424	607	16,396	17,003	(1,126)	2015
2588	Beaumont	TX	—	145	10,404	324	145	10,282	10,427	(4,679)	1995
2438	Dallas	TX	—	2,091	11,698	2,091	2,091	12,307	14,398	(2,074)	2015
2528	Graham	TX	—	754	8,803	782	754	9,586	10,340	(1,088)	2015
2529	Grand Prairie	TX	—	865	10,650	1,118	865	11,768	12,633	(1,196)	2015
1955	Houston	TX	—	9,820	50,079	10,526	9,820	59,293	69,113	(16,391)	2011
1957	Houston	TX	—	8,170	37,285	5,658	8,170	42,112	50,282	(11,285)	2011
1958	Houston	TX	—	2,910	37,443	7,685	2,910	44,233	47,143	(11,666)	2011
2402	Houston	TX	—	1,740	32,057	95	1,740	32,153	33,893	(2,801)	2015
2606	Houston	TX	—	2,470	21,710	2,176	2,470	23,036	25,506	(10,451)	2002
2530	N Richland Hills	TX	—	1,190	17,756	1,104	1,190	18,859	20,049	(1,659)	2015
2532	San Antonio	TX	—	613	5,874	990	613	6,863	7,476	(931)	2015
2607	San Antonio	TX	—	730	3,961	375	730	4,022	4,752	(1,391)	2002
2533	San Marcos	TX	—	765	18,175	898	765	19,073	19,838	(1,380)	2015

			Encumbrances at December 31, 2017	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2017			Accumulated Depreciation	Year Acquired/ Constructed
City		State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
1954	Sugar Land	TX	—	3,420	36,846	5,097	3,420	41,242	44,662	(11,131)	2011
2510	Temple	TX	—	2,354	52,859	1,144	2,354	54,004	56,358	(3,819)	2015
2400	Victoria	TX	—	1,032	7,743	339	1,032	7,186	8,218	(906)	2015
2605	Victoria	TX	—	175	4,290	3,642	175	6,477	6,652	(2,661)	1995
1953	Webster	TX	—	4,780	30,854	4,628	4,780	29,464	34,244	(8,264)	2011
2534	Wichita Falls	TX	—	430	2,856	804	430	3,745	4,175	(642)	2015
2582	Fredericksburg	VA	—	2,370	19,725	87	2,370	19,811	22,181	(689)	2016
2581	Leesburg	VA	12,345	1,340	17,605	907	1,340	18,512	19,852	(664)	2016
2514	Richmond	VA	—	2,981	54,203	1,894	2,981	56,097	59,078	(3,675)	2015
2737	Moses Lake	WA	—	429	4,417	189	429	4,606	5,035	(1,328)	2012
2732	Spokane	WA	—	903	5,363	171	903	5,228	6,131	(1,073)	2012
2734	Yakima	WA	—	721	8,872	1,518	721	10,390	11,111	(2,168)	2012
2745	Madison	WI	—	834	10,050	445	834	10,495	11,329	(1,732)	2012
			$78,594	$194,278	$1,866,536	$216,811	$194,551	$2,024,260	$2,218,811	$(359,316)

			Encumbrances at December 31, 2017	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2017			Accumulated Depreciation	Year Acquired/ Constructed
City		State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
Life science
1482	Brisbane	CA	—	31,160	1,789	20,319	31,160	22,103	53,263	—	2007
1486	Brisbane	CA	—	11,331	—	20,529	11,331	20,529	31,860	—	2007
1487	Brisbane	CA	—	8,498	—	6,812	8,498	6,812	15,310	—	2007
1401	Hayward	CA	—	900	7,100	1,045	900	8,145	9,045	(2,705)	2007
1402	Hayward	CA	—	1,500	6,400	3,682	1,719	9,863	11,582	(4,280)	2007
1403	Hayward	CA	—	1,900	7,100	4,666	1,900	11,512	13,412	(2,709)	2007
1404	Hayward	CA	—	2,200	17,200	1,434	2,200	18,634	20,834	(4,485)	2007
1405	Hayward	CA	—	1,000	3,200	7,478	1,000	10,678	11,678	(6,391)	2007
1549	Hayward	CA	—	1,006	4,259	3,463	1,055	6,409	7,464	(2,493)	2007
1550	Hayward	CA	—	677	2,761	5,583	710	4,954	5,664	(3,401)	2007
1551	Hayward	CA	—	661	1,995	4,264	693	6,227	6,920	(4,220)	2007
1552	Hayward	CA	—	1,187	7,139	1,346	1,222	8,094	9,316	(3,385)	2007
1553	Hayward	CA	—	1,189	9,465	7,361	1,225	16,791	18,016	(5,675)	2007
1554	Hayward	CA	—	1,246	5,179	1,867	1,283	6,133	7,416	(2,739)	2007
1555	Hayward	CA	—	1,521	13,546	6,401	1,566	19,889	21,455	(7,177)	2007
1556	Hayward	CA	—	1,212	5,120	3,049	1,249	5,216	6,465	(2,098)	2007
1424	La Jolla	CA	—	9,600	25,283	8,220	9,719	31,414	41,133	(9,072)	2007
1425	La Jolla	CA	—	6,200	19,883	152	6,276	19,958	26,234	(5,264)	2007
1426	La Jolla	CA	—	7,200	12,412	5,493	7,291	15,961	23,252	(6,509)	2007
1427	La Jolla	CA	—	8,700	16,983	6,177	8,767	21,859	30,626	(7,302)	2007
1949	La Jolla	CA	—	2,686	11,045	743	2,686	11,458	14,144	(2,690)	2011
2229	La Jolla	CA	—	8,753	32,528	6,228	8,777	38,732	47,509	(3,923)	2014
1488	Mountain View	CA	—	7,300	25,410	1,901	7,567	27,044	34,611	(7,597)	2007
1489	Mountain View	CA	—	6,500	22,800	1,866	6,500	24,666	31,166	(7,030)	2007
1490	Mountain View	CA	—	4,800	9,500	442	4,800	9,942	14,742	(2,746)	2007
1491	Mountain View	CA	—	4,200	8,400	1,249	4,209	8,998	13,207	(2,458)	2007
1492	Mountain View	CA	—	3,600	9,700	862	3,600	9,835	13,435	(2,527)	2007
1493	Mountain View	CA	—	7,500	16,300	2,142	7,500	17,842	25,342	(4,942)	2007
1494	Mountain View	CA	—	9,800	24,000	203	9,800	24,203	34,003	(6,362)	2007
1495	Mountain View	CA	—	6,900	17,800	3,245	6,900	21,045	27,945	(6,313)	2007
1496	Mountain View	CA	—	7,000	17,000	6,364	7,000	17,332	24,332	(4,595)	2007
1497	Mountain View	CA	—	14,100	31,002	10,111	14,100	31,487	45,587	(8,280)	2007
1498	Mountain View	CA	—	7,100	25,800	8,101	7,100	33,901	41,001	(14,611)	2007
2017	Mountain View	CA	—	—	20,240	1,117	—	21,255	21,255	(4,000)	2013
1470	Poway	CA	—	5,826	12,200	6,048	5,826	12,542	18,368	(3,199)	2007
1471	Poway	CA	—	5,978	14,200	4,253	5,978	18,453	24,431	(7,951)	2007
1472	Poway	CA	—	8,654	—	11,906	8,654	11,906	20,560	(1,286)	2007
1473	Poway	CA	—	11,024	2,405	9,148	11,024	11,553	22,577	—	2007
1474	Poway	CA	—	5,051	—	5,522	5,051	5,522	10,573	—	2007
1475	Poway	CA	—	5,655	—	5,697	5,655	5,697	11,352	—	2007
1477	Poway	CA	—	25,359	2,475	14,835	25,359	17,310	42,669	—	2007
1478	Poway	CA	—	6,700	14,400	6,145	6,700	14,400	21,100	(3,750)	2007
1499	Redwood City	CA	—	3,400	5,500	2,564	3,407	7,177	10,584	(2,476)	2007
1500	Redwood City	CA	—	2,500	4,100	1,220	2,506	4,563	7,069	(1,508)	2007
1501	Redwood City	CA	—	3,600	4,600	860	3,607	5,024	8,631	(1,722)	2007
1502	Redwood City	CA	—	3,100	5,100	954	3,107	5,801	8,908	(1,937)	2007
1503	Redwood City	CA	—	4,800	17,300	3,300	4,818	20,582	25,400	(6,253)	2007
1504	Redwood City	CA	—	5,400	15,500	949	5,418	16,431	21,849	(4,246)	2007
1505	Redwood City	CA	—	3,000	3,500	826	3,006	4,115	7,121	(1,646)	2007
1506	Redwood City	CA	—	6,000	14,300	7,503	6,018	21,178	27,196	(4,637)	2007
1507	Redwood City	CA	—	1,900	12,800	13,559	1,912	26,347	28,259	(7,202)	2007
1508	Redwood City	CA	—	2,700	11,300	12,120	2,712	23,409	26,121	(5,871)	2007
1509	Redwood City	CA	—	2,700	10,900	10,476	2,712	20,840	23,552	(7,349)	2007
1510	Redwood City	CA	—	2,200	12,000	5,395	2,212	13,501	15,713	(3,543)	2007
1511	Redwood City	CA	—	2,600	9,300	1,828	2,612	10,561	13,173	(2,708)	2007
1512	Redwood City	CA	—	3,300	18,000	12,361	3,300	30,361	33,661	(8,155)	2007
1513	Redwood City	CA	—	3,300	17,900	14,839	3,326	32,713	36,039	(9,544)	2007
0678	San Diego	CA	—	2,603	11,051	3,143	2,603	14,194	16,797	(4,623)	2002
0679	San Diego	CA	—	5,269	23,566	16,072	5,669	35,937	41,606	(12,274)	2002
0837	San Diego	CA	—	4,630	2,028	8,982	4,630	11,010	15,640	(6,567)	2006
0838	San Diego	CA	—	2,040	903	5,111	2,040	6,014	8,054	(2,208)	2006
0839	San Diego	CA	—	3,940	3,184	5,733	4,047	5,591	9,638	(1,769)	2006
0840	San Diego	CA	—	5,690	4,579	720	5,830	4,734	10,564	(1,566)	2006
1418	San Diego	CA	—	11,700	31,243	6,403	11,700	37,646	49,346	(12,927)	2007
1420	San Diego	CA	—	6,524	—	4,986	6,524	4,986	11,510	—	2007
1421	San Diego	CA	—	7,000	33,779	1,209	7,000	34,988	41,988	(9,021)	2007
1422	San Diego	CA	—	7,179	3,687	4,521	7,184	8,202	15,386	(2,287)	2007
1423	San Diego	CA	—	8,400	33,144	18	8,400	33,162	41,562	(8,637)	2007
1514	San Diego	CA	—	5,200	—	—	5,200	—	5,200	—	2007
1558	San Diego	CA	—	7,740	22,654	2,371	7,888	23,645	31,533	(6,279)	2007
1947	San Diego	CA	—	2,581	10,534	3,952	2,581	14,486	17,067	(3,154)	2011
1948	San Diego	CA	—	5,879	25,305	2,559	5,879	27,861	33,740	(7,790)	2011
2197	San Diego	CA	—	7,621	3,913	6,549	7,626	9,167	16,793	(2,459)	2007
2476	San Diego	CA	—	7,661	9,918	3,359	7,661	13,277	20,938	(189)	2016
2477	San Diego	CA	—	9,207	14,613	6,484	9,207	21,097	30,304	(649)	2016
2478	San Diego	CA	—	6,000	—	—	6,000	—	6,000	—	2016
2617	San Diego	CA	—	2,734	5,195	777	2,734	5,971	8,705	—	2017
2618	San Diego	CA	—	4,100	12,395	—	4,100	12,395	16,495	(317)	2017
2622	San Diego	CA	—	—	—	1,070	—	1,070	1,070	—	2004
1407	South San Francisco	CA	—	7,182	12,140	9,612	7,182	17,860	25,042	(8,032)	2007
1408	South San Francisco	CA	—	9,000	17,800	1,260	9,000	19,060	28,060	(5,588)	2007
1409	South San Francisco	CA	—	18,000	38,043	4,692	18,000	42,735	60,735	(10,828)	2007
1410	South San Francisco	CA	—	4,900	18,100	157	4,900	18,257	23,157	(4,793)	2007

			Encumbrances at December 31, 2017	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2017			Accumulated Depreciation	Year Acquired/ Constructed
City		State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
1411	South San Francisco	CA	—	8,000	27,700	313	8,000	28,013	36,013	(7,288)	2007
1412	South San Francisco	CA	—	10,100	22,521	2,156	10,100	24,437	34,537	(6,066)	2007
1413	South San Francisco	CA	—	8,000	28,299	3,743	8,000	32,042	40,042	(7,468)	2007
1414	South San Francisco	CA	—	3,700	20,800	2,248	3,700	22,845	26,545	(5,965)	2007
1430	South San Francisco	CA	—	10,700	23,621	3,519	10,700	27,140	37,840	(7,606)	2007
1431	South San Francisco	CA	—	7,000	15,500	876	7,000	16,375	23,375	(4,109)	2007
1435	South San Francisco	CA	—	13,800	42,500	37,029	13,800	79,529	93,329	(19,435)	2008
1436	South San Francisco	CA	—	14,500	45,300	36,865	14,500	82,165	96,665	(19,964)	2008
1437	South San Francisco	CA	—	9,400	24,800	46,308	9,400	69,539	78,939	(14,428)	2008
1439	South San Francisco	CA	—	11,900	68,848	48	11,900	68,896	80,796	(17,948)	2007
1440	South San Francisco	CA	—	10,000	57,954	10	10,000	57,964	67,964	(15,094)	2007
1441	South San Francisco	CA	—	9,300	43,549	8	9,300	43,557	52,857	(11,342)	2007
1442	South San Francisco	CA	—	11,000	47,289	91	11,000	47,380	58,380	(12,371)	2007
1443	South San Francisco	CA	—	13,200	60,932	2,645	13,200	63,576	76,776	(15,600)	2007
1444	South San Francisco	CA	—	10,500	33,776	360	10,500	34,135	44,635	(8,995)	2007
1445	South San Francisco	CA	—	10,600	34,083	9	10,600	34,092	44,692	(8,877)	2007
1458	South San Francisco	CA	—	10,900	20,900	8,294	10,909	23,962	34,871	(7,082)	2007
1459	South San Francisco	CA	—	3,600	100	223	3,600	323	3,923	(94)	2007
1460	South San Francisco	CA	—	2,300	100	118	2,300	218	2,518	(100)	2007
1461	South San Francisco	CA	—	3,900	200	221	3,900	421	4,321	(200)	2007
1462	South San Francisco	CA	—	7,117	600	4,927	7,117	5,179	12,296	(2,140)	2007
1463	South San Francisco	CA	—	10,381	2,300	20,527	10,381	22,827	33,208	(5,749)	2007
1464	South San Francisco	CA	—	7,403	700	11,638	7,403	7,987	15,390	(1,479)	2007
1468	South San Francisco	CA	—	10,100	24,013	4,774	10,100	26,642	36,742	(7,801)	2007
1480	South San Francisco	CA	—	32,210	3,110	11,217	32,210	14,327	46,537	—	2007
1559	South San Francisco	CA	—	5,666	5,773	12,966	5,695	18,641	24,336	(10,250)	2007
1560	South San Francisco	CA	—	1,204	1,293	517	1,210	1,789	2,999	(1,456)	2007
1983	South San Francisco	CA	—	8,648	—	95,860	8,648	95,860	104,508	(6,072)	2016
1984	South San Francisco	CA	—	7,845	—	84,569	7,844	84,569	92,413	(1,692)	2017
1985	South San Francisco	CA	—	6,708	—	98,300	6,708	98,301	105,009	(1,212)	2017
1986	South San Francisco	CA	—	6,708	—	107,084	6,708	107,084	113,792	—	2011
1987	South San Francisco	CA	—	8,544	—	47,227	8,544	47,228	55,772	—	2011
1988	South San Francisco	CA	—	10,120	—	414	10,120	414	10,534	—	2011
1989	South San Francisco	CA	—	9,169	—	3,649	9,169	3,649	12,818	—	2011
2553	South San Francisco	CA	—	2,897	8,691	1,160	2,897	9,852	12,749	(735)	2015
2554	South San Francisco	CA	—	995	2,754	50	995	2,804	3,799	(166)	2015
2555	South San Francisco	CA	—	2,202	10,776	589	2,202	11,365	13,567	(675)	2015
2556	South San Francisco	CA	—	2,962	15,108	168	2,962	15,276	18,238	(908)	2015
2557	South San Francisco	CA	—	2,453	13,063	128	2,453	13,191	15,644	(783)	2015
2558	South San Francisco	CA	—	1,163	5,925	58	1,163	5,983	7,146	(356)	2015
2614	South San Francisco	CA	—	5,079	8,584	1,330	5,079	9,914	14,993	(3,383)	2007
2615	South San Francisco	CA	—	7,984	13,495	3,243	7,984	16,739	24,723	(5,481)	2007
2616	South San Francisco	CA	—	8,355	14,121	1,876	8,355	15,998	24,353	(5,598)	2007
2624	South San Francisco	CA	—	25,502	41,293	181	25,502	41,474	66,976	(382)	2017
9999	Denton	TX	—	100	—	—	100	—	100	—	2016
2630	Lexington	MA	—	15,966	48,444	—	15,966	48,444	64,410	(187)	2017
2631	Lexington	MA	—	10,940	139,201	28	10,940	139,229	150,169	(367)	2017
2011	Durham	NC	6,118	448	6,152	21,379	448	27,494	27,942	(5,000)	2011
2030	Durham	NC	—	1,920	5,661	34,120	1,920	39,781	41,701	(7,054)	2012
0464	Salt Lake City	UT	—	630	6,921	2,562	630	9,483	10,113	(3,123)	2001
0465	Salt Lake City	UT	—	125	6,368	68	125	6,436	6,561	(2,379)	2001
0466	Salt Lake City	UT	—	—	14,614	7	—	14,621	14,621	(4,872)	2001
0507	Salt Lake City	UT	—	280	4,345	226	280	4,572	4,852	(1,694)	2002
0799	Salt Lake City	UT	—	—	14,600	90	—	14,690	14,690	(3,976)	2005
1593	Salt Lake City	UT	—	—	23,998	—	—	23,998	23,998	(5,393)	2010
			$6,118	$880,878	$2,044,568	$1,131,979	$883,075	$3,094,702	$3,977,777	$(635,314)

			Encumbrances at December 31, 2017	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2017			Accumulated Depreciation	Year Acquired/ Constructed
City		State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
Medical office
0638	Anchorage	AK	—	1,456	10,650	12,309	1,456	22,907	24,363	(6,114)	2006
2572	Springdale	AR	—	—	27,714	—	—	27,714	27,714	(916)	2016
0520	Chandler	AZ	—	3,669	13,503	2,538	3,669	15,751	19,420	(5,883)	2002
2040	Mesa	AZ	—	—	17,314	896	—	18,181	18,181	(2,567)	2012
0468	Oro Valley	AZ	—	1,050	6,774	925	1,050	7,124	8,174	(2,857)	2001
0356	Phoenix	AZ	—	780	3,199	2,271	780	4,550	5,330	(1,884)	1999
0470	Phoenix	AZ	—	280	877	120	280	961	1,241	(351)	2001
1066	Scottsdale	AZ	—	5,115	14,064	3,553	4,839	17,035	21,874	(5,539)	2006
2021	Scottsdale	AZ	—	—	12,312	1,818	—	14,046	14,046	(3,839)	2012
2022	Scottsdale	AZ	—	—	9,179	1,222	—	10,270	10,270	(2,942)	2012
2023	Scottsdale	AZ	—	—	6,398	1,570	—	7,848	7,848	(1,871)	2012
2024	Scottsdale	AZ	—	—	9,522	663	—	10,184	10,184	(2,438)	2012
2025	Scottsdale	AZ	—	—	4,102	1,482	—	5,492	5,492	(1,650)	2012
2026	Scottsdale	AZ	—	—	3,655	1,211	—	4,826	4,826	(1,118)	2012
2027	Scottsdale	AZ	—	—	7,168	1,455	—	8,605	8,605	(2,140)	2012
2028	Scottsdale	AZ	—	—	6,659	1,285	—	7,944	7,944	(1,937)	2012
0453	Tucson	AZ	—	215	6,318	1,390	326	7,073	7,399	(3,414)	2000
0556	Tucson	AZ	—	215	3,940	1,285	267	4,745	5,012	(1,541)	2003
1041	Brentwood	CA	—	—	30,864	3,002	187	33,138	33,325	(9,716)	2006
1200	Encino	CA	—	6,151	10,438	4,583	6,646	13,736	20,382	(5,095)	2006
0436	Murietta	CA	—	400	9,266	4,140	638	11,876	12,514	(5,682)	1999
0239	Poway	CA	—	2,700	10,839	3,710	2,887	12,438	15,325	(6,698)	1997
2654	Riverside	CA	—	2,758	9,908	—	2,758	9,908	12,666	—	2017
0318	Sacramento	CA	—	2,860	37,566	27,137	2,911	63,801	66,712	(10,335)	1998
2404	Sacramento	CA	—	1,268	5,109	374	1,299	5,453	6,752	(649)	2015
0234	San Diego	CA	—	2,848	5,879	1,450	3,009	5,053	8,062	(3,231)	1997
0235	San Diego	CA	—	2,863	8,913	2,913	3,068	8,297	11,365	(5,276)	1997
0236	San Diego	CA	—	4,619	19,370	4,023	4,711	16,760	21,471	(10,173)	1997
0421	San Diego	CA	—	2,910	19,984	16,343	2,964	34,954	37,918	(8,524)	1999
0564	San Jose	CA	—	1,935	1,728	2,616	1,935	3,302	5,237	(1,348)	2003
0565	San Jose	CA	—	1,460	7,672	527	1,460	7,721	9,181	(3,004)	2003
0659	Los Gatos	CA	—	1,718	3,124	622	1,758	3,592	5,350	(1,336)	2000
1209	Sherman Oaks	CA	—	7,472	10,075	5,915	7,943	14,851	22,794	(7,274)	2006
0439	Valencia	CA	—	2,300	6,967	3,761	2,404	8,727	11,131	(3,716)	1999
1211	Valencia	CA	—	1,344	7,507	733	1,383	7,969	9,352	(2,377)	2006
0440	West Hills	CA	—	2,100	11,595	4,182	2,259	12,225	14,484	(5,826)	1999
0728	Aurora	CO	—	—	8,764	2,807	—	8,997	8,997	(3,157)	2005
1196	Aurora	CO	—	210	12,362	6,074	210	17,720	17,930	(4,037)	2006
1197	Aurora	CO	—	200	8,414	5,398	200	13,482	13,682	(3,541)	2006
0882	Colorado Springs	CO	—	—	12,933	10,716	—	22,506	22,506	(7,988)	2006
1199	Denver	CO	—	493	7,897	1,865	622	9,401	10,023	(3,494)	2006
0808	Englewood	CO	—	—	8,616	9,322	11	16,830	16,841	(6,146)	2005
0809	Englewood	CO	—	—	8,449	3,767	—	10,997	10,997	(4,304)	2005
0810	Englewood	CO	—	—	8,040	7,711	—	14,746	14,746	(5,510)	2005
0811	Englewood	CO	—	—	8,472	4,743	—	11,614	11,614	(3,760)	2005
2658	Highlands Ranch	CO	—	1,637	10,063	—	1,637	10,063	11,700	—	2017
0812	Littleton	CO	—	—	4,562	2,405	257	5,803	6,060	(2,317)	2005
0813	Littleton	CO	—	—	4,926	1,910	106	6,089	6,195	(2,126)	2005
0570	Lone Tree	CO	—	—	—	20,096	—	19,400	19,400	(6,614)	2003
0666	Lone Tree	CO	—	—	23,274	2,663	—	25,414	25,414	(8,551)	2000
2233	Lone Tree	CO	—	—	6,734	27,690	—	34,424	34,424	(1,641)	2014
1076	Parker	CO	—	—	13,388	1,048	8	14,215	14,223	(4,262)	2006
0510	Thornton	CO	—	236	10,206	3,648	454	13,289	13,743	(5,213)	2002
0434	Atlantis	FL	—	—	2,027	352	5	2,219	2,224	(1,141)	1999
0435	Atlantis	FL	—	—	2,000	931	—	2,566	2,566	(1,346)	1999
0602	Atlantis	FL	—	455	2,231	991	455	2,958	3,413	(984)	2000
0604	Englewood	FL	—	170	1,134	486	198	1,398	1,596	(522)	2000
0609	Kissimmee	FL	—	788	174	649	788	721	1,509	(217)	2000
0610	Kissimmee	FL	—	481	347	793	494	975	1,469	(452)	2000
0671	Kissimmee	FL	—	—	7,574	2,521	—	8,525	8,525	(2,817)	2000
0603	Lake Worth	FL	—	1,507	2,894	1,807	1,507	4,569	6,076	(1,962)	2000
0612	Margate	FL	—	1,553	6,898	1,499	1,553	8,204	9,757	(2,827)	2000
0613	Miami	FL	—	4,392	11,841	4,300	4,392	14,622	19,014	(5,453)	2000
2202	Miami	FL	—	—	13,123	4,193	—	17,207	17,207	(2,767)	2014
2203	Miami	FL	—	—	8,877	2,793	—	11,671	11,671	(1,607)	2014
1067	Milton	FL	—	—	8,566	269	—	8,816	8,816	(2,544)	2006
2577	Naples	FL	—	—	29,186	—	—	29,186	29,186	(903)	2016
2578	Naples	FL	—	—	18,819	—	—	18,819	18,819	(494)	2016
0563	Orlando	FL	—	2,144	5,136	6,662	2,343	10,110	12,453	(3,982)	2003
0833	Pace	FL	—	—	10,309	3,217	26	11,206	11,232	(2,918)	2006
0834	Pensacola	FL	—	—	11,166	478	—	11,644	11,644	(3,316)	2006
0614	Plantation	FL	—	969	3,241	1,595	1,017	4,151	5,168	(1,475)	2000
0673	Plantation	FL	—	1,091	7,176	1,979	1,091	8,714	9,805	(2,579)	2002
2579	Punta Gorda	FL	—	—	9,379	—	—	9,379	9,379	(280)	2016
0701	St. Petersburg	FL	—	—	13,754	8,866	—	21,181	21,181	(5,713)	2006
1210	Tampa	FL	—	1,967	6,602	6,482	2,194	10,646	12,840	(4,722)	2006
1058	Blue Ridge	GA	—	—	3,231	228	—	3,459	3,459	(934)	2006
2576	Statesboro	GA	—	—	10,234	—	—	10,234	10,234	(412)	2016
1065	Marion	IL	—	99	11,484	775	100	12,090	12,190	(3,723)	2006
1057	Newburgh	IN	—	—	14,019	4,265	—	18,278	18,278	(5,266)	2006
2039	Kansas City	KS	—	440	2,173	17	448	2,181	2,629	(369)	2012
2043	Overland Park	KS	—	—	7,668	366	—	8,034	8,034	(1,283)	2012
0483	Wichita	KS	—	530	3,341	716	530	3,620	4,150	(1,214)	2001

			Encumbrances at December 31, 2017	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2017			Accumulated Depreciation	Year Acquired/ Constructed
City		State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
1064	Lexington	KY	—	—	12,726	1,323	—	13,835	13,835	(4,443)	2006
0735	Louisville	KY	—	936	8,426	5,714	936	11,622	12,558	(9,574)	2005
0737	Louisville	KY	—	835	27,627	6,376	878	32,459	33,337	(11,571)	2005
0738	Louisville	KY	—	780	8,582	5,857	851	12,321	13,172	(7,304)	2005
0739	Louisville	KY	—	826	13,814	1,842	832	14,195	15,027	(4,774)	2005
0740	Louisville	KY	—	2,983	13,171	4,853	2,991	16,849	19,840	(7,188)	2005
1944	Louisville	KY	—	788	2,414	—	788	2,414	3,202	(676)	2010
1945	Louisville	KY	—	3,255	28,644	971	3,291	29,278	32,569	(7,073)	2010
1946	Louisville	KY	—	430	6,125	152	430	6,277	6,707	(1,461)	2010
2237	Louisville	KY	—	1,519	15,386	2,941	1,542	18,304	19,846	(2,233)	2014
2238	Louisville	KY	—	1,334	12,172	1,660	1,511	13,654	15,165	(1,896)	2014
2239	Louisville	KY	—	1,644	10,832	4,947	1,718	15,704	17,422	(1,762)	2014
1324	Haverhill	MA	—	800	8,537	2,191	869	9,373	10,242	(2,817)	2007
1213	Ellicott City	MD	—	1,115	3,206	2,692	1,222	4,979	6,201	(2,094)	2006
0361	GlenBurnie	MD	—	670	5,085	—	670	5,085	5,755	(2,712)	1999
1052	Towson	MD	—	—	14,233	3,611	—	15,132	15,132	(6,086)	2006
2650	Biddeford	ME	—	1,949	12,244	—	1,949	12,244	14,193	—	2017
0240	Minneapolis	MN	—	117	13,213	3,095	117	15,773	15,890	(8,465)	1997
0300	Minneapolis	MN	—	160	10,131	4,653	160	13,649	13,809	(6,940)	1997
2032	Independence	MO	—	—	48,025	1,220	—	49,245	49,245	(6,371)	2012
1078	Flowood	MS	—	—	8,413	762	—	9,148	9,148	(3,005)	2006
1059	Jackson	MS	—	—	8,868	122	—	8,990	8,990	(2,534)	2006
1060	Jackson	MS	—	—	7,187	2,189	—	9,376	9,376	(3,271)	2006
1068	Omaha	NE	—	—	16,243	1,309	17	17,465	17,482	(5,270)	2006
2651	Charlotte	NC	—	2,001	11,217	—	2,001	11,217	13,218	—	2017
2655	Wilmington	NC	—	1,341	17,376	—	1,341	17,376	18,717	—	2017
2656	Wilmington	NC	—	2,071	11,592	—	2,071	11,592	13,663	—	2017
2657	Shallotte	NC	—	918	3,609	—	918	3,609	4,527	—	2017
2647	Concord	NH	—	1,961	23,018	—	1,961	23,018	24,979	—	2017
2648	Concord	NH	—	815	8,749	—	815	8,749	9,564	—	2017
2649	Epsom	NH	—	919	5,758	—	919	5,758	6,677	—	2017
0729	Albuquerque	NM	—	—	5,380	700	—	5,758	5,758	(1,750)	2005
0348	Elko	NV	—	55	2,637	12	55	2,649	2,704	(1,432)	1999
0571	Las Vegas	NV	—	—	—	19,276	—	17,895	17,895	(6,235)	2003
0660	Las Vegas	NV	—	1,121	4,363	5,809	1,328	7,991	9,319	(3,289)	2000
0661	Las Vegas	NV	—	2,305	4,829	5,304	2,447	8,897	11,344	(3,992)	2000
0662	Las Vegas	NV	—	3,480	12,305	5,502	3,480	15,360	18,840	(5,449)	2000
0663	Las Vegas	NV	—	1,717	3,597	10,833	1,724	12,732	14,456	(2,176)	2000
0664	Las Vegas	NV	—	1,172	—	631	1,803	—	1,803	(53)	2000
0691	Las Vegas	NV	—	3,244	18,339	7,583	3,273	24,434	27,707	(9,610)	2004
2037	Mesquite	NV	—	—	5,559	470	34	5,983	6,017	(875)	2012
1285	Cleveland	OH	—	823	2,726	925	853	2,713	3,566	(1,105)	2006
0400	Harrison	OH	—	—	4,561	300	—	4,861	4,861	(2,577)	1999
1054	Durant	OK	—	619	9,256	1,925	659	11,120	11,779	(3,115)	2006
0817	Owasso	OK	—	—	6,582	1,521	—	5,592	5,592	(1,450)	2005
0404	Roseburg	OR	—	—	5,707	700	—	6,407	6,407	(3,180)	1999
2570	Limerick	PA	—	925	20,072	51	925	20,123	21,048	(779)	2016
2234	Philadelphia	PA	—	24,264	99,904	20,524	24,288	120,324	144,612	(9,466)	2014
2403	Philadelphia	PA	—	26,063	97,646	10,578	26,110	108,177	134,287	(11,345)	2015
2571	Wilkes-Barre	PA	—	—	9,138	—	—	9,138	9,138	(364)	2016
2573	Florence	SC	—	—	12,090	91	—	12,181	12,181	(380)	2016
2574	Florence	SC	—	—	12,190	88	—	12,278	12,278	(383)	2016
2575	Florence	SC	—	—	11,243	56	—	11,299	11,299	(435)	2016
0252	Clarksville	TN	—	203	841	60	210	893	1,103	(495)	1998
2634	Clarksville	TN	—	259	1,555	—	259	1,555	1,814	(877)	2017
0624	Hendersonville	TN	—	256	1,530	1,827	256	2,864	3,120	(1,093)	2000
0559	Hermitage	TN	—	830	5,036	6,314	851	10,014	10,865	(4,011)	2003
0561	Hermitage	TN	—	596	9,698	5,893	596	14,332	14,928	(5,958)	2003
0562	Hermitage	TN	—	317	6,528	2,925	317	8,579	8,896	(3,891)	2003
0154	Knoxville	TN	—	700	4,559	4,984	700	9,087	9,787	(4,349)	1994
0625	Nashville	TN	—	955	14,289	3,901	955	16,560	17,515	(5,510)	2000
0626	Nashville	TN	—	2,050	5,211	4,334	2,055	8,695	10,750	(3,334)	2000
0627	Nashville	TN	—	1,007	181	724	1,060	791	1,851	(427)	2000
0628	Nashville	TN	—	2,980	7,164	2,756	2,980	9,506	12,486	(4,166)	2000
0630	Nashville	TN	—	515	848	400	528	1,048	1,576	(334)	2000
0631	Nashville	TN	—	266	1,305	1,552	266	2,441	2,707	(922)	2000
0632	Nashville	TN	—	827	7,642	4,072	827	10,270	11,097	(3,912)	2000
0633	Nashville	TN	—	5,425	12,577	6,113	5,425	18,199	23,624	(7,312)	2000
0634	Nashville	TN	—	3,818	15,185	9,661	3,818	23,722	27,540	(9,437)	2000
0636	Nashville	TN	—	583	450	309	583	759	1,342	(296)	2000
2611	Allen	TX	—	1,330	5,960	76	1,330	6,036	7,366	(231)	2016
2612	Allen	TX	—	1,310	4,165	84	1,310	4,249	5,559	(173)	2016
0573	Arlington	TX	—	769	12,355	4,310	769	15,677	16,446	(5,592)	2003
2621	Cedar Park	TX	—	1,617	11,640	—	1,617	11,640	13,257	(142)	2017
0576	Conroe	TX	—	324	4,842	2,528	324	6,139	6,463	(2,117)	2000
0577	Conroe	TX	—	397	7,966	2,461	397	9,924	10,321	(3,702)	2000
0578	Conroe	TX	—	388	7,975	4,103	388	10,549	10,937	(3,375)	2006
0579	Conroe	TX	—	188	3,618	1,337	188	4,807	4,995	(1,721)	2000
0581	Corpus Christi	TX	—	717	8,181	5,663	717	11,673	12,390	(4,090)	2000
0600	Corpus Christi	TX	—	328	3,210	3,945	328	6,632	6,960	(3,044)	2000
0601	Corpus Christi	TX	—	313	1,771	1,923	325	3,193	3,518	(1,173)	2000
2244	Cypress	TX	—	—	7,705	25,335	—	33,039	33,039	(2,054)	2015
0582	Dallas	TX	—	1,664	6,785	4,053	1,746	9,839	11,585	(3,861)	2000
1314	Dallas	TX	—	15,230	162,971	33,595	23,882	185,238	209,120	(54,567)	2006

			Encumbrances at December 31, 2017	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2017			Accumulated Depreciation	Year Acquired/ Constructed
City		State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
0583	Fort Worth	TX	—	898	4,866	2,334	898	6,607	7,505	(2,403)	2000
0805	Fort Worth	TX	—	—	2,481	1,211	2	3,290	3,292	(1,625)	2005
0806	Fort Worth	TX	—	—	6,070	690	5	6,566	6,571	(2,065)	2005
2231	Fort Worth	TX	—	902	—	44	946	—	946	(12)	2014
2619	Fort Worth	TX	—	1,180	13,432	6	1,180	13,437	14,617	(153)	2017
2620	Fort Worth	TX	—	1,961	14,139	72	1,961	14,211	16,172	(166)	2017
1061	Granbury	TX	—	—	6,863	1,090	—	7,882	7,882	(2,083)	2006
0430	Houston	TX	—	1,927	33,140	13,211	2,151	44,381	46,532	(18,994)	1999
0446	Houston	TX	—	2,200	19,585	18,770	2,209	32,783	34,992	(18,259)	1999
0589	Houston	TX	—	1,676	12,602	5,972	1,706	15,878	17,584	(5,555)	2000
0670	Houston	TX	—	257	2,884	1,378	318	3,659	3,977	(1,406)	2000
0702	Houston	TX	—	—	7,414	2,005	7	8,410	8,417	(2,880)	2004
1044	Houston	TX	—	—	4,838	3,339	—	6,481	6,481	(1,929)	2006
2542	Houston	TX	—	304	17,764	—	304	17,764	18,068	(1,364)	2015
2543	Houston	TX	—	116	6,555	—	116	6,555	6,671	(595)	2015
2544	Houston	TX	—	312	12,094	—	312	12,094	12,406	(1,105)	2015
2545	Houston	TX	—	316	13,931	—	316	13,931	14,247	(970)	2015
2546	Houston	TX	—	408	18,332	—	408	18,332	18,740	(2,003)	2015
2547	Houston	TX	—	470	18,197	—	470	18,197	18,667	(1,684)	2015
2548	Houston	TX	—	313	7,036	—	313	7,036	7,349	(834)	2015
2549	Houston	TX	—	530	22,711	—	530	22,711	23,241	(1,394)	2015
0590	Irving	TX	—	828	6,160	2,834	828	8,600	9,428	(3,351)	2000
0700	Irving	TX	—	—	8,550	3,620	8	11,154	11,162	(4,592)	2006
1202	Irving	TX	—	1,604	16,107	1,030	1,633	17,007	18,640	(5,268)	2006
1207	Irving	TX	—	1,955	12,793	1,904	1,986	14,617	16,603	(4,520)	2006
2613	Kingwood	TX	—	3,035	28,373	212	3,035	28,584	31,619	(1,161)	2016
1062	Lancaster	TX	—	172	2,692	1,119	185	3,733	3,918	(1,550)	2006
2195	Lancaster	TX	—	—	1,138	679	131	1,686	1,817	(387)	2006
0591	Lewisville	TX	—	561	8,043	2,120	561	9,727	10,288	(3,315)	2000
0144	Longview	TX	—	102	7,998	715	102	8,270	8,372	(4,258)	1992
0143	Lufkin	TX	—	338	2,383	80	338	2,423	2,761	(1,239)	1992
0568	Mckinney	TX	—	541	6,217	2,364	541	7,876	8,417	(2,842)	2003
0569	Mckinney	TX	—	—	636	8,418	—	8,174	8,174	(2,665)	2003
1079	Nassau Bay	TX	—	—	8,942	1,384	—	10,116	10,116	(3,279)	2006
0596	N Richland Hills	TX	—	812	8,883	3,050	812	11,487	12,299	(3,998)	2000
2048	North Richland Hills	TX	—	1,385	10,213	2,135	1,400	12,150	13,550	(2,613)	2012
1048	Pearland	TX	—	—	4,014	4,306	—	7,326	7,326	(2,395)	2006
2232	Pearland	TX	—	—	3,374	13,919	—	17,293	17,293	(713)	2014
0447	Plano	TX	—	1,700	7,810	6,394	1,792	13,329	15,121	(6,390)	1999
0597	Plano	TX	—	1,210	9,588	4,693	1,224	13,176	14,400	(4,565)	2000
0672	Plano	TX	—	1,389	12,768	2,545	1,389	13,984	15,373	(4,617)	2002
1284	Plano	TX	—	2,049	18,793	2,377	2,101	18,958	21,059	(7,525)	2006
1286	Plano	TX	—	3,300	—	—	3,300	—	3,300	—	2006
2653	Rockwall	TX	—	788	9,020	—	788	9,020	9,808	—	2017
0815	San Antonio	TX	—	—	9,193	2,654	12	11,039	11,051	(3,584)	2006
0816	San Antonio	TX	3,376	—	8,699	2,872	175	10,675	10,850	(3,770)	2006
1591	San Antonio	TX	—	—	7,309	641	12	7,906	7,918	(2,086)	2010
1977	San Antonio	TX	—	—	26,191	1,536	—	27,482	27,482	(6,622)	2011
2559	Shenandoah	TX	—	—	—	27,194	—	27,194	27,194	(401)	2016
0598	Sugarland	TX	—	1,078	5,158	2,774	1,170	7,077	8,247	(2,729)	2000
0599	Texas City	TX	—	—	9,519	169	—	9,532	9,532	(2,864)	2000
0152	Victoria	TX	—	125	8,977	394	125	9,370	9,495	(4,846)	1994
2550	The Woodlands	TX	—	115	5,141	—	115	5,141	5,256	(403)	2015
2551	The Woodlands	TX	—	296	18,282	—	296	18,282	18,578	(1,235)	2015
2552	The Woodlands	TX	—	374	25,125	—	374	25,125	25,499	(1,513)	2015
1592	Bountiful	UT	—	999	7,426	674	999	8,101	9,100	(1,991)	2010
0169	Bountiful	UT	—	276	5,237	1,447	363	6,159	6,522	(2,940)	1995
0346	Castle Dale	UT	—	50	1,818	73	50	1,828	1,878	(983)	1998
0347	Centerville	UT	—	300	1,288	276	300	1,394	1,694	(704)	1999
2035	Draper	UT	5,088	—	10,803	183	—	10,879	10,879	(1,455)	2012
0469	Kaysville	UT	—	530	4,493	226	530	4,719	5,249	(1,786)	2001
0456	Layton	UT	—	371	7,073	1,265	389	8,034	8,423	(3,704)	2001
2042	Layton	UT	—	—	10,975	412	—	11,388	11,388	(1,503)	2012
0359	Ogden	UT	—	180	1,695	240	180	1,814	1,994	(993)	1999
0357	Orem	UT	—	337	8,744	2,041	306	8,268	8,574	(4,302)	1999
0371	Providence	UT	—	240	3,876	618	282	4,163	4,445	(2,057)	1999
0353	Salt Lake City	UT	—	190	779	164	201	885	1,086	(477)	1999
0354	Salt Lake City	UT	—	220	10,732	2,204	220	12,421	12,641	(6,638)	1999
0355	Salt Lake City	UT	—	180	14,792	2,647	180	16,688	16,868	(8,675)	1999
0467	Salt Lake City	UT	—	3,000	7,541	2,274	3,145	9,323	12,468	(3,784)	2001
0566	Salt Lake City	UT	—	509	4,044	2,510	509	6,121	6,630	(2,320)	2003
2041	Salt Lake City	UT	—	—	12,326	335	—	12,661	12,661	(1,682)	2012
2033	Sandy	UT	—	867	3,513	842	1,153	4,069	5,222	(1,245)	2012
0482	Stansbury	UT	—	450	3,201	1,147	529	3,944	4,473	(1,245)	2001
0351	Washington Terrace	UT	—	—	4,573	2,493	17	6,279	6,296	(3,509)	1999
0352	Washington Terrace	UT	—	—	2,692	1,309	15	3,306	3,321	(1,657)	1999
2034	West Jordan	UT	—	—	12,021	264	—	12,285	12,285	(1,604)	2012
2036	West Jordan	UT	547	—	1,383	1,522	—	2,905	2,905	(610)	2012
0495	West Valley City	UT	—	410	8,266	1,002	410	9,268	9,678	(4,567)	2002
0349	West Valley City	UT	—	1,070	17,463	128	1,036	17,581	18,617	(9,488)	1999
1208	Fairfax	VA	—	8,396	16,710	10,434	8,494	26,168	34,662	(8,694)	2006
2230	Fredericksburg	VA	—	1,101	8,570	—	1,101	8,570	9,671	(837)	2014
0572	Reston	VA	—	—	11,902	967	—	12,026	12,026	(4,458)	2003
0448	Renton	WA	—	—	18,724	3,092	—	20,685	20,685	(10,299)	1999

			Encumbrances at December 31, 2017	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2017			Accumulated Depreciation	Year Acquired/ Constructed
City		State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
0781	Seattle	WA	—	—	52,703	15,806	—	64,279	64,279	(22,985)	2004
0782	Seattle	WA	—	—	24,382	12,686	126	34,881	35,007	(13,765)	2004
0783	Seattle	WA	—	—	5,625	1,375	183	6,690	6,873	(6,322)	2004
0785	Seattle	WA	—	—	7,293	6,215	—	12,213	12,213	(4,804)	2004
1385	Seattle	WA	—	—	45,027	3,619	—	48,471	48,471	(15,524)	2007
2038	Evanston	WY	—	—	4,601	222	—	4,823	4,823	(681)	2012
			$9,011	$279,168	$2,785,660	$822,680	$295,620	$3,434,989	$3,730,609	$(924,333)

			Encumbrances at December 31, 2017	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2017			Accumulated Depreciation	Year Acquired/ Constructed
City		State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
Other non-reportable segments
Other-Hospitals
0126	Sherwood	AR	—	709	9,604	—	709	9,587	10,296	(5,723)	1989
0113	Glendale	AZ	—	1,565	7,050	20	1,565	7,050	8,615	(4,277)	1988
1038	Fresno	CA	—	3,652	29,113	21,935	3,652	51,048	54,700	(16,338)	2006
0423	Irvine	CA	—	18,000	70,800	—	18,000	70,800	88,800	(36,755)	1999
0127	Colorado Springs	CO	—	690	8,338	—	690	8,338	9,028	(4,960)	1989
0887	Atlanta	GA	—	4,300	13,690	—	4,300	11,890	16,190	(6,440)	2007
0112	Overland Park	KS	—	2,316	10,681	24	2,316	10,680	12,996	(6,712)	1988
1383	Baton Rouge	LA	—	690	8,545	87	690	8,496	9,186	(4,139)	2007
2031	Slidell	LA	—	3,000	—	643	3,643	—	3,643	—	2012
0886	Dallas	TX	—	1,820	8,508	26	1,820	7,454	9,274	(2,019)	2007
1319	Dallas	TX	—	18,840	155,659	1,557	18,840	157,216	176,056	(48,404)	2007
1384	Plano	TX	—	6,290	22,686	5,706	6,290	28,203	34,493	(13,334)	2007
2198	Webster	TX	—	2,220	9,602	—	2,220	9,602	11,822	(1,850)	2013
Other-Post-acute/skilled nursing
2469	Rural Retreat	VA	—	1,876	14,720	—	1,876	14,720	16,596	(1,064)	2013
Other-United Kingdom
2210	Adlington	EG	—	548	7,108	1,951	650	8,961	9,611	(757)	2014
2211	Adlington	EG	—	568	4,318	—	568	4,318	4,886	(359)	2014
2216	Alderley Edge	EG	—	1,252	8,719	—	1,252	8,719	9,971	(656)	2014
2217	Alderley Edge	EG	—	1,218	6,827	—	1,218	6,828	8,046	(539)	2014
2340	Altrincham	EG	—	1,745	18,693	—	1,745	18,694	20,439	(1,218)	2015
2312	Armley	EG	—	447	2,670	—	447	2,670	3,117	(278)	2015
2313	Armley	EG	—	1,001	3,114	—	1,001	3,114	4,115	(335)	2015
2309	Ashton under Lyne	EG	—	649	4,507	—	649	4,507	5,156	(472)	2015
2206	Bangor	EG	—	386	2,064	—	385	2,064	2,449	(213)	2014
2207	Batley	EG	—	649	3,203	—	649	3,203	3,852	(454)	2014
2336	Birmingham	EG	—	677	2,451	601	677	3,052	3,729	(522)	2015
2320	Bishopbriggs	EG	—	907	4,166	—	907	4,166	5,073	(452)	2015
2323	Bonnyrigg	EG	—	947	6,239	—	947	6,239	7,186	(644)	2015
2335	Cardiff	EG	—	1,434	4,838	744	1,434	5,581	7,015	(771)	2015
2223	Catterick Garrison	EG	—	798	1,467	—	798	1,467	2,265	(294)	2014
2226	Christleton	EG	—	528	5,103	—	528	5,103	5,631	(401)	2014
2327	Croydon	EG	—	1,597	2,494	17	1,596	2,511	4,107	(296)	2015
2221	Disley	EG	—	345	1,621	—	345	1,620	1,965	(175)	2014
2227	Disley	EG	—	690	3,964	—	690	3,964	4,654	(319)	2014
2306	Dukinfield	EG	—	758	4,054	—	758	4,053	4,811	(412)	2015
2316	Dukinfield	EG	—	392	2,491	—	392	2,491	2,883	(236)	2015
2317	Dukinfield	EG	—	528	2,811	—	528	2,811	3,339	(309)	2015
2318	Dumbarton	EG	—	920	3,825	—	920	3,825	4,745	(429)	2015
2303	Eckington	EG	—	501	1,638	—	500	1,638	2,138	(213)	2015
2333	Edinburgh	EG	—	4,533	24,135	558	4,533	24,693	29,226	(2,431)	2015
2208	Elstead	EG	—	893	3,061	—	893	3,060	3,953	(346)	2014
2328	Forfar	EG	—	852	6,200	427	853	6,626	7,479	(746)	2015
2214	Gilroyd	EG	—	998	1,691	—	998	1,691	2,689	(322)	2014
2330	Glasgow	EG	—	1,854	6,645	1,207	1,854	7,853	9,707	(1,136)	2015
2307	Hyde	EG	—	1,394	5,144	—	1,394	5,144	6,538	(581)	2015
2324	Lewisham	EG	—	1,921	7,113	604	1,922	7,717	9,639	(933)	2015
2332	Linlithgow	EG	—	1,448	7,434	599	1,448	8,033	9,481	(933)	2015
2213	Ilkley	EG	—	954	2,518	—	954	2,518	3,472	(403)	2014
2209	Kingswood	EG	—	1,042	3,884	—	1,042	3,884	4,926	(405)	2014
2212	Kirk Hammerton	EG	—	438	561	—	438	561	999	(131)	2014
2310	Kirkby	EG	—	568	2,712	—	568	2,712	3,280	(302)	2015
2304	Knotty Ash	EG	—	649	2,275	—	649	2,274	2,923	(270)	2015
2322	Laindon	EG	—	1,191	2,771	—	1,191	2,771	3,962	(329)	2015
2215	Leeds	EG	—	503	795	—	504	795	1,299	(196)	2014
2326	Limehouse	EG	—	2,219	3,168	23	2,219	3,191	5,410	(409)	2015
2321	Luton	EG	—	1,069	3,169	—	1,069	3,169	4,238	(336)	2015
2339	Manchester	EG	—	1,685	15,136	—	1,685	15,136	16,821	(1,004)	2015
2225	N Wadebridge	EG	—	298	6,158	—	298	6,159	6,457	(518)	2014
2331	Paisley	EG	—	1,231	3,995	13	1,232	4,007	5,239	(444)	2015
2308	Prescot	EG	—	541	1,934	—	541	1,934	2,475	(248)	2015
2305	Prescot	EG	—	636	2,382	—	636	2,382	3,018	(284)	2015
2219	Ripon	EG	—	189	906	—	189	906	1,095	(130)	2014
2319	Sheffield	EG	—	744	2,705	—	745	2,704	3,449	(303)	2015
2314	Stalybridge	EG	—	704	3,608	—	704	3,608	4,312	(380)	2015
2315	Stalybridge	EG	—	555	1,887	—	555	1,887	2,442	(212)	2015
2218	Stapeley	EG	—	995	6,491	—	994	6,491	7,485	(567)	2014
2325	Stirling	EG	—	907	4,929	451	907	5,380	6,287	(640)	2015
2329	Stirling	EG	—	1,110	4,041	646	1,109	4,687	5,796	(673)	2015
2224	Stockton-on-Tees	EG	—	292	2,086	—	292	2,086	2,378	(240)	2014
2220	Thornton-Cleveleys	EG	—	913	4,566	—	913	4,566	5,479	(482)	2014
2228	Upper Wortley	EG	—	455	3,366	—	454	3,366	3,820	(334)	2014
2311	Wigan	EG	—	717	2,660	—	717	2,661	3,378	(366)	2015
2337	Wigan	EG	—	541	1,820	16	534	1,843	2,377	(247)	2015
2338	Wigan	EG	—	474	3,788	23	474	3,811	4,285	(399)	2015
2222	Woolmer Green	EG	—	832	6,062	—	832	6,061	6,893	(577)	2014
2334	Wotton under Edge	EG	—	636	2,490	164	636	2,654	3,290	(378)	2015
			$—	$122,434	$641,667	$38,042	$123,171	$675,704	$798,875	$(181,404)

Total operations properties			$144,486	$1,765,938	$9,726,105	$2,332,632	$1,785,865	$11,687,527	$13,473,392	$(2,741,537)
Corporate and other assets			—	—	—	—	—	181	181	(158)
Total			$144,486	$1,765,938	$9,726,105	$2,332,632	$1,785,865	$11,687,708	$13,473,573	$(2,741,695)

_______________________________________

1.	Buildings and improvements are depreciated over useful lives ranging up to 60 years.

2.	At December 31, 2017, the tax basis of the Company’s net real estate assets is less than the reported amounts by $900 million (unaudited).

(b)	A summary of activity for real estate and accumulated depreciation follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Real estate:
Balances at beginning of year	$13,974,760	$14,330,257	$12,931,832
Acquisition of real estate and development and improvements	995,443	987,135	1,930,931
Sales and/or transfers to assets held for sale and discontinued operations	(589,391)	(1,227,614)	(473,057)
Deconsolidation of real estate	(825,074)	(10,306)	—
Impairments	(37,274)	—	(3,118)
Other(1)	(44,891)	(104,712)	(56,331)
Balances at end of year	$13,473,573	$13,974,760	$14,330,257
Accumulated depreciation:
Balances at beginning of year	$2,648,930	$2,476,015	$2,190,486
Depreciation expense	436,085	465,945	418,591
Sales and/or transfers to assets held for sale and discontinued operations	(115,195)	(239,112)	(86,001)
Deconsolidation of real estate	(152,572)	(5,868)	—
Other(1)	(75,553)	(48,050)	(47,061)
Balances at end of year	$2,741,695	$2,648,930	$2,476,015
_______________________________________

(1)
Represents real estate and accumulated depreciation related to fully depreciated assets written off, foreign exchange translation or where the lease classification has changed to direct financing leases.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2017, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2017 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of HCP, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of HCP, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 13, 2018, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 13, 2018

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
We hereby incorporate by reference the information appearing under the captions “Proposal No. 1 Election of Directors,” “Our Executive Officers,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement relating to its 2018 Annual Meeting of Stockholders to be held on April 26, 2018.

ITEM 11.	Executive Compensation
We hereby incorporate by reference the information under the caption “Executive Compensation” in the Registrant’s definitive proxy statement relating to its 2018 Annual Meeting of Stockholders to be held on April 26, 2018.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We hereby incorporate by reference the information under the captions “Security Ownership of Principal Stockholders, Directors and Management” and “Equity Compensation Plan Information” in the Registrant’s definitive proxy statement relating to its 2018 Annual Meeting of Stockholders to be held on April 26, 2018.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
We hereby incorporate by reference the information under the caption “Board of Directors and Corporate Governance” in the Registrant’s definitive proxy statement relating to its 2018 Annual Meeting of Stockholders to be held on April 26, 2018.

ITEM 14.	Principal Accounting Fees and Services
We hereby incorporate by reference under the caption “Audit and Non-Audit Fees” in the Registrant’s definitive proxy statement relating to its 2018 Annual Meeting of Stockholders to be held on April 26, 2018.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
(a) 1.  Financial Statement Schedules
The following Consolidated Financial Statements are included in Part II, Item 8-Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets-December 31, 2017 and 2016
Consolidated Statements of Operations-for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income (Loss)-for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Equity-for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows-for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
(a) 2.  Financial Statement Schedules
The following Consolidated Financial Statements are included in Part II, Item 8-Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Schedule II: Valuation and Qualifying Accounts
Schedule III: Real Estate and Accumulated Depreciation

(a) 3.	Exhibits

Exhibit		Incorporated by reference herein
Number	Description	Form	Date Filed
2.1	Separation and Distribution Agreement, dated October 31, 2016, by and between HCP and Quality Care Properties, Inc.	Current Report on Form 8-K (File No. 001-08895)	October 31, 2016
3.1	Articles of Restatement of HCP, dated June 1, 2012, as supplemented by the Articles Supplementary, dated July 31, 2017.	Quarterly Report on Form 10-Q (File No. 001-08895)	November 2, 2017
3.2	Fifth Amended and Restated Bylaws of HCP, as amended through July 27, 2017.	Quarterly Report on Form 10-Q (File No. 001-08895)	November 2, 2017
4.1	Indenture, dated as of September 1, 1993, between HCP and The Bank of New York, as Trustee.	Registration Statement on Form S‑3/A (Registration No. 333‑86654)	May 21, 2002
4.1.1	First Supplemental Indenture dated as of January 24, 2011, to the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Current Report on Form 8‑K (File No. 001‑08895)	January 24, 2011
4.2	Indenture, dated November 19, 2012, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑ 08895)	November 19, 2012
4.2.1	First Supplemental Indenture, dated November 19, 2012, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	November 19, 2012

4.2.2	Second Supplemental Indenture, dated November 12, 2013, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	November 13, 2013
4.2.3	Third Supplemental Indenture dated February 21, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	February 24, 2014
4.2.4	Fourth Supplemental Indenture, dated August 14, 2014, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	August 14, 2014
4.2.5	Fifth Supplemental Indenture, dated January 21, 2015, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	January 21, 2015
4.2.6	Sixth Supplemental Indenture, dated May 20, 2015, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	May 20, 2015
4.2.7	Seventh Supplemental Indenture dated December 1, 2015, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	December 1, 2015
4.3	Form of 5.375% Senior Notes due 2021.	Current Report on Form 8‑K (File No. 001‑08895)	January 24, 2011
4.4	Form of 6.750% Senior Notes due 2041.	Current Report on Form 8‑K (File No. 001‑08895)	January 24, 2011
4.5	Form of 3.75% Senior Notes due 2019.	Current Report on Form 8‑K (File No. 001‑08895)	January 23, 2012
4.6	Form of 3.15% Senior Notes due 2022.	Current Report on Form 8‑K (File No. 001‑08895)	July 23, 2012
4.7	Form of 2.625% Senior Notes due 2020.	Current Report on Form 8‑K (File No. 001‑08895)	November 19, 2012
4.8	Form of 4.250% Senior Notes due 2023.	Current Report on Form 8‑K (File No. 001‑08895)	November 13, 2013
4.9	Form of 4.20% Senior Notes due 2024.	Current Report on Form 8‑K (File No. 001‑08895)	February 24, 2014
4.10	Form of 3.875% Senior Notes due 2024.	Current Report on Form 8‑K (File No. 001‑08895)	August 14, 2014
4.11	Form of 3.400% Senior Notes due 2025.	Current Report on Form 8‑K (File No. 001‑08895)	January 21, 2015
4.12	Form of 4.000% Senior Notes due 2025.	Current Report on Form 8‑K (File No. 001‑08895)	May 20, 2015
4.13	Form of 4.000% Senior Notes due 2022.	Current Report on Form 8‑K (File No. 001‑08895)	December 1, 2015
10.1	Second Amended and Restated Director Deferred Compensation Plan.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 3, 2009
10.2	Non-Employee Directors Stock-for-Fees Program.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.3	Executive Severance Plan.*	Quarterly Report on Form 10-Q (File No. 001-08895)	November 1, 2016
10.4	Executive Change in Control Severance Plan (as Amended and Restated as of May 6, 2016).*	Quarterly Report on Form 10-Q (File No. 001 08895)	November 1, 2016
10.5	2006 Performance Incentive Plan, as amended and restated.*	Annex 2 to HCP’s Proxy Statement (File No. 001‑08895)	March 10, 2009
10.5.1	Form of Employee 2006 Performance Incentive Plan Nonqualified Stock Option Agreement.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	May 1, 2012
10.6	HCP, Inc. 2014 Performance Incentive Plan.*	Current Report on Form 8‑K (File No. 001‑08895)	May 6, 2014

10.6.1	Form of 2014 Performance Incentive Plan Non-NEO Restricted Stock Unit Award Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.6.2	Form of 2014 Performance Incentive Plan Non-NEO Option Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.6.3	Form of 2014 Performance Incentive Plan CEO 3-Year LTIP RSU Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.6.4	Form of 2014 Performance Incentive Plan CEO 1-Year LTIP RSU Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.6.5	Form of 2014 Performance Incentive Plan CEO Retentive LTIP RSU Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.6.6	Form of 2014 Performance Incentive Plan NEO 3-Year LTIP RSU Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.6.7	Form of 2014 Performance Incentive Plan NEO 1-Year LTIP RSU Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.6.8	Form of 2014 Performance Incentive Plan NEO Retentive LTIP RSU Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.6.9	Form of 2014 Performance Incentive Plan Non-Employee Director RSU Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.7	Form of Directors and Officers Indemnification Agreement.*	Annual Report on Form 10‑K, as amended (File No. 001‑08895)	February 12, 2008
10.8	Amended and Restated Dividend Reinvestment and Stock Purchase Plan.	Registration Statement on Form S‑3 (Registration No. 333‑49746)	November 13, 2000
10.9	Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, dated as of January 20, 1999.	Annual Report on Form 10‑K (File No. 001‑ 08895)	March 29, 1999
10.9.1	Amendments No. 1-9 to Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, dated as of January 20, 1999.†
10.10	Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, dated as of August 17, 2001, as amended.	Current Report on Form 8‑K (File No. 001‑08895)	November 9, 2012
10.11	Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 2, 2003.	Quarterly Report on Form 10‑Q (File No. 001‑ 08895)	November 12, 2003
10.11.1	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of September 29, 2004.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 8, 2004
10.11.2	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 27, 2004.	Annual Report on Form 10‑K (File No. 001‑08895)	March 15, 2005
10.11.3
Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC and New Member Joinder Agreement, dated as of October 19, 2005, by and among HCP, HCPI/Tennessee, LLC and A. Daniel Weyland.
		Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 1, 2005
10.11.4	Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, effective as of January 1, 2007.	Annual Report on Form 10‑K, as amended (File No. 001‑08895)	February 12, 2008
10.12	Amended and Restated Limited Liability Company Agreement of HCP DR MCD, LLC, dated as of February 9, 2007.	Current Report on Form 8-K (File No. 001‑08895)	April 20, 2012
10.13	Amended and Restated Limited Liability Company Agreement of HCP DR California II, LLC, dated as of June 1, 2014.	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014

10.14	Credit Agreement, dated October 19, 2017, by and among HCP, as borrower, the lenders referred to therein, and Bank of America, N.A., as administrative agent.	Current Report on Form 8‑K (File No. 001‑08895)	October 20, 2017
10.15
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
10.16
Amended and Restated Master Lease and Security Agreement, dated as of November 1, 2017, by and between subsidiaries and affiliates of HCP, as lessor, and subsidiaries and affiliates of Brookdale, as lessee.**†

10.16.1
First Amendment to Amended and Restated Master Lease and Security Agreement, dated as of January 10, 2018, by and between subsidiaries and affiliates of HCP, as lessor, and subsidiaries and affiliates of Brookdale, as lessee.†

21.1	Subsidiaries of the Company.†
23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.†
31.1	Certification by Thomas M. Herzog, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a‑14(a).†
31.2	Certification by Peter A. Scott, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a‑14(a).†
32.1	Certification by Thomas M. Herzog, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a‑14(b) and 18 U.S.C. Section 1350.†
32.2	Certification by Peter A. Scott, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a‑14(b) and 18 U.S.C. Section 1350.†
101.INS	XBRL Instance Document.†
101.SCH	XBRL Taxonomy Extension Schema Document.†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†
_______________________________________

*	Management Contract or Compensatory Plan or Arrangement.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the SEC.

***
Certain schedules or similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies of any of the omitted schedules or attachments upon request by the SEC.

†	Filed herewith.

ITEM 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 13, 2018

HCP, Inc. (Registrant)

/s/ THOMAS M. HERZOG
Thomas M. Herzog, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS M. HERZOG	President and Chief Executive Officer	February 13, 2018
Thomas M. Herzog	(Principal Executive Officer), Director

/s/ PETER A. SCOTT	Executive Vice President and Chief Financial Officer	February 13, 2018
Peter A. Scott	(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON	Senior Vice President and Chief Accounting Officer	February 13, 2018
Shawn G. Johnston	(Principal Accounting Officer)

/s/ DAVID B. HENRY	Chairman of the Board	February 13, 2018
David B. Henry

/s/ BRIAN G. CARTWRIGHT	Director	February 13, 2018
Brian G. Cartwright

/s/ CHRISTINE N. GARVEY	Director	February 13, 2018
Christine N. Garvey

/s/ JAMES P. HOFFMANN	Director	February 13, 2018
James P. Hoffmann

/s/ MICHAEL D. MCKEE	Director	February 13, 2018
Michael D. McKee

/s/ PETER L. RHEIN	Director	February 13, 2018
Peter L. Rhein

/s/ JOSEPH P. SULLIVAN	Director	February 13, 2018
Joseph P. Sullivan