Form 10-Q
period 2018-03-31
HCP, INC.
filed 2018-05-03
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2018
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☐ NO ☒
At April 30, 2018, there were 469,755,917 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

HCP, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Real estate:
Buildings and improvements	$11,532,338	$11,239,732
Development costs and construction in progress	344,948	447,976
Land	1,808,210	1,785,865
Accumulated depreciation and amortization	(2,826,325)	(2,741,695)
Net real estate	10,859,171	10,731,878
Net investment in direct financing leases	713,463	714,352
Loans receivable, net	47,012	313,326
Investments in and advances to unconsolidated joint ventures	863,775	800,840
Accounts receivable, net of allowance of $4,516 and $4,425, respectively	51,468	40,733
Cash and cash equivalents	86,021	55,306
Restricted cash	31,947	26,897
Intangible assets, net	395,298	410,082
Assets held for sale, net	436,155	417,014
Other assets, net	583,261	578,033
Total assets	$14,067,571	$14,088,461
LIABILITIES AND EQUITY
Bank line of credit	$1,092,357	$1,017,076
Term loan	236,878	228,288
Senior unsecured notes	6,398,976	6,396,451
Mortgage debt	143,524	144,486
Other debt	93,856	94,165
Intangible liabilities, net	52,576	52,579
Liabilities of assets held for sale, net	8,564	14,031
Accounts payable and accrued liabilities	391,942	401,738
Deferred revenue	167,975	144,709
Total liabilities	8,586,648	8,493,523
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 469,725,220 and 469,435,678 shares issued and outstanding, respectively	469,725	469,436
Additional paid-in capital	8,183,166	8,226,113
Cumulative dividends in excess of earnings	(3,425,293)	(3,370,520)
Accumulated other comprehensive income (loss)	(21,307)	(24,024)
Total stockholders' equity	5,206,291	5,301,005
Joint venture partners	97,744	117,045
Non-managing member unitholders	176,888	176,888
Total noncontrolling interests	274,632	293,933
Total equity	5,480,923	5,594,938
Total liabilities and equity	$14,067,571	$14,088,461

See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental and related revenues	$279,578	$286,218
Tenant recoveries	37,174	33,675
Resident fees and services	142,814	140,232
Income from direct financing leases	13,266	13,712
Interest income	6,365	18,331
Total revenues	479,197	492,168
Costs and expenses:
Interest expense	75,102	86,718
Depreciation and amortization	143,250	136,554
Operating	172,552	159,081
General and administrative	29,175	22,478
Transaction costs	2,195	1,057
Total costs and expenses	422,274	405,888
Other income (expense):
Gain (loss) on sales of real estate, net	20,815	317,258
Other income (expense), net	(40,407)	51,208
Total other income (expense), net	(19,592)	368,466
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	37,331	454,746
Income tax benefit (expense)	5,336	6,162
Equity income (loss) from unconsolidated joint ventures	570	3,269
Net income (loss)	43,237	464,177
Noncontrolling interests' share in earnings	(3,005)	(3,032)
Net income (loss) attributable to HCP, Inc.	40,232	461,145
Participating securities' share in earnings	(391)	(770)
Net income (loss) applicable to common shares	$39,841	$460,375
Earnings per common share:
Basic	$0.08	$0.98
Diluted	$0.08	$0.97
Weighted average shares outstanding:
Basic	469,557	468,299
Diluted	469,695	475,173

Dividends declared per common share	$0.37	$0.37
See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$43,237	$464,177

Other comprehensive income (loss):
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses)	(5,164)	(302)
Reclassification adjustment realized in net income (loss)	125	213
Change in Supplemental Executive Retirement Plan obligation and other	104	83
Foreign currency translation adjustment	7,652	990
Total other comprehensive income (loss)	2,717	984
Total comprehensive income (loss)	45,954	465,161
Total comprehensive income (loss) attributable to noncontrolling interests	(3,005)	(3,032)
Total comprehensive income (loss) attributable to HCP, Inc.	$42,949	$462,129
See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
December 31, 2017	469,436	$469,436	$8,226,113	$(3,370,520)	$(24,024)	$5,301,005	$293,933	$5,594,938
Impact of adoption of ASU No. 2017-05(1)	—	—	—	79,144	—	79,144	—	79,144
January 1, 2018	469,436	$469,436	$8,226,113	$(3,291,376)	$(24,024)	$5,380,149	$293,933	$5,674,082
Net income (loss)	—	—	—	40,232	—	40,232	3,005	43,237
Other comprehensive income (loss)	—	—	—	—	2,717	2,717	—	2,717
Issuance of common stock, net	382	382	2,392	—	—	2,774	—	2,774
Repurchase of common stock	(93)	(93)	(2,051)	—	—	(2,144)	—	(2,144)
Amortization of deferred compensation	—	—	5,919	—	—	5,919	—	5,919
Common dividends ($0.37 per share)	—	—	—	(174,149)	—	(174,149)	—	(174,149)
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,077)	(5,077)
Issuances of noncontrolling interest	—	—	—	—	—	—	995	995
Purchase of noncontrolling interest	—	—	(49,207)	—	—	(49,207)	(18,224)	(67,431)
March 31, 2018	469,725	$469,725	$8,183,166	$(3,425,293)	$(21,307)	$5,206,291	$274,632	$5,480,923

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
January 1, 2017	468,081	$468,081	$8,198,890	$(3,089,734)	$(29,642)	$5,547,595	$393,713	$5,941,308
Net income (loss)	—	—	—	461,145	—	461,145	3,032	464,177
Other comprehensive income (loss)	—	—	—	—	984	984	—	984
Issuance of common stock, net	427	427	3,045	—	—	3,472	—	3,472
Conversion of DownREIT units to common stock	54	54	1,494	—	—	1,548	(1,548)	—
Repurchase of common stock	(116)	(116)	(3,416)	—	—	(3,532)	—	(3,532)
Amortization of deferred compensation	—	—	3,765	—	—	3,765	—	3,765
Common dividends ($0.37 per share)	—	—	—	(173,629)	—	(173,629)	—	(173,629)
Distributions to noncontrolling interest	—	—	—	—	—	—	(5,659)	(5,659)
Issuances of noncontrolling interest	—	—	—	—	—	—	650	650
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(58,061)	(58,061)
March 31, 2017	468,446	$468,446	$8,203,778	$(2,802,218)	$(28,658)	$5,841,348	$332,127	$6,173,475
_______________________________________

(1)
On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), and recognized the cumulative-effect of adoption to beginning retained earnings. Refer to Note 2 for a detailed impact of adoption.

See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$43,237	$464,177
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:	143,250	136,554
Amortization of deferred compensation	5,919	3,765
Amortization of deferred financing costs	3,336	3,858
Straight-line rents	(10,686)	(5,007)
Equity loss (income) from unconsolidated joint ventures	(570)	(3,269)
Distributions of earnings from unconsolidated joint ventures	5,336	7,842
Deferred income tax expense (benefit)	(2,394)	(8,130)
Impairments (recoveries), net	(3,298)	—
Loss (gain) on sales of real estate, net	(20,815)	(317,258)
Loss (gain) on consolidation, net	41,017	—
Loss (gain) on sale of marketable securities	—	(50,895)
Other non-cash items	(2,401)	(660)
Decrease (increase) in accounts receivable and other assets, net	(18,082)	1,136
Increase (decrease) in accounts payable and accrued liabilities	12,315	(38,984)
Net cash provided by (used in) operating activities	196,164	193,129
Cash flows from investing activities:
Acquisitions of real estate	(22,121)	—
Development and redevelopment of real estate	(113,648)	(75,166)
Leasing costs, tenant improvements, and recurring capital expenditures	(19,246)	(22,693)
Proceeds from sales of real estate, net	30,392	1,206,256
Contributions to unconsolidated joint ventures	(3,688)	(8,109)
Distributions in excess of earnings from unconsolidated joint ventures	7,257	870
Proceeds from the RIDEA II transaction, net	—	462,241
Proceeds from sales/principal repayments on debt investments and direct financing leases	132,429	185,364
Investments in loans receivable, direct financing leases and other	(647)	(15,000)
Net cash provided by (used in) investing activities	10,728	1,733,763
Cash flows from financing activities:
Borrowings under bank line of credit, net	240,000	(375,812)
Repayments under bank line of credit	(170,000)	(37,032)
Repayments and repurchase of debt, excluding bank line of credit	(1,172)	(647,427)
Issuance of common stock and exercise of options	2,774	3,472
Repurchase of common stock	(2,144)	(3,532)
Dividends paid on common stock	(174,149)	(173,629)
Issuance of noncontrolling interests	995	650
Distributions to and purchase of noncontrolling interests	(67,542)	(5,659)
Net cash provided by (used in) financing activities	(171,238)	(1,238,969)
Effect of foreign exchanges on cash, cash equivalents and restricted cash	111	7
Net increase (decrease) in cash, cash equivalents and restricted cash	35,765	687,930
Cash, cash equivalents and restricted cash, beginning of period	82,203	136,990
Cash, cash equivalents and restricted cash, end of period	$117,968	$824,920
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
The consolidated financial statements include the accounts of HCP, Inc., its wholly-owned subsidiaries, joint ventures (“JVs”) and variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).
Recent Accounting Pronouncements
Revenue Recognition. Between May 2014 and February 2017, the Financial Accounting Standards Board (“FASB”) issued four ASUs changing the requirements for recognizing and reporting revenue (together, herein referred to as the “Revenue ASUs”): (i) ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), (ii) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), (iii) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), and (iv) ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-12 provides practical expedients and improvements on the previously narrow scope of ASU 2014-09. ASU 2017-05 clarifies the scope of the FASB’s recently established guidance on nonfinancial asset derecognition and aligns the accounting for partial sales of nonfinancial assets and in-substance nonfinancial assets with the guidance in ASU 2014-09. The Company adopted the Revenue ASUs effective January 1, 2018 and utilized a modified retrospective adoption approach, resulting in a cumulative-effect adjustment to equity of $79 million as of January 1, 2018. Under the Revenue ASUs, the Company also elected to utilize a practical expedient which allows the Company to only reassess contracts that were not completed as of the adoption date, rather than all historical contracts.

As the primary source of revenue for the Company is generated through leasing arrangements, for which timing and recognition of revenue are excluded from the Revenue ASUs, the impact of the Revenue ASUs, upon and subsequent to adoption, is generally limited to the following:

•
The Company, along with its JV partners and independent SHOP operators, provide certain ancillary services to SHOP residents that are not contemplated in the lease with each resident (i.e., guest meals, concierge services, pharmacy services, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. The Company records ancillary service revenue within resident fees and services and, under the Revenue ASUs, is required to disclose, on an ongoing basis, ancillary service revenue generated from its RIDEA structures. Included within resident fees and services for the quarters ended March 31, 2018 and 2017 is $10 million of ancillary service revenue.

•
Prior to the adoption of the Revenue ASUs, the Company recognized a gain on sale of real estate using the full accrual method when collectibility of the sales price was reasonably assured, the Company was not obligated to perform additional activities that may be considered significant, the initial investment from the buyer was sufficient and other profit recognition criteria had been satisfied. The Company deferred all or a portion of a gain on sale of real estate if the requirements for gain recognition were not met at the time of sale. Subsequent to adopting the Revenue ASUs on January 1, 2018, the Company began recognizing a gain on sale of real estate upon transferring control of the asset to the purchaser, which is generally satisfied at the time of sale. In conjunction with its adoption of the Revenue ASUs, the Company reassessed its historical partial sale of real estate transactions to determine which transactions, if any, were not completed contracts (i.e., the transaction did not qualify for sale treatment under previous guidance). The Company concluded that it had one such material transaction, its partial sale of RIDEA II in the first quarter of 2017 (which was not a completed sale under historical guidance as of the Company's adoption date due to a minor obligation related to the interest sold). In accordance with the Revenue ASUs, the Company recorded its retained 40% equity investment at fair value as of the sale date. As a result, the Company recorded an adjustment to equity as of January 1, 2018 (under the modified retrospective transition approach) representing a step-up in the fair value of its equity investment in RIDEA II of $107 million (to a carrying value of $121 million as of January 1, 2018) and a $30 million impairment charge to decrease the carrying value to the expected sales price of the investment (see Note 4).

•	The Company generally expects that the new guidance will result in certain transactions qualifying as sales of real estate at an earlier date than under historical accounting guidance.
The following table illustrates changes in the Company’s consolidated balance sheet as reported and as it would have been reported prior to the adoption of the Revenue ASUs as of March 31, 2018 (in thousands):

	March 31, 2018
	As Reported	As Would Have Been Reported Prior to Adoption
Investments in and advances to unconsolidated joint ventures	863,775	792,291
Other assets, net	583,261	586,066
Deferred revenue	167,975	178,440
Total stockholders' equity	5,206,291	5,127,147
Additionally, effective January 1, 2018, the Company adopted the following ASUs, each of which did not have a material impact to its consolidated financial position, results of operations, cash flows or disclosures upon adoption:

•
ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) and ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (“ASU 2018-03”). The core principle of the amendments in ASU 2016-01 and ASU 2018-03 involves the measurement of equity investments (except those accounted for under the equity method of accounting or those that result in consolidation) at fair value and the recognition of changes in fair value of those investments during each reporting period in net income (loss). As a result, ASU 2016-01 and ASU 2018-03 eliminate the cost method of accounting for equity securities that do not have readily determinable fair values. Pursuant to the new guidance, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

•
ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The amendments in ASU 2016-16 require an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time that the transfer occurs. Historical guidance does not require recognition of tax consequences until the asset is eventually sold to a third party.
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
The following table illustrates changes in the Company’s cash flows as reported and as previously reported prior to the adoption of the Cash Flow ASUs during the fourth quarter of 2017 (in thousands):

	Three Months Ended March 31, 2017
	As Reported	As Previously Reported
Net cash provided by (used in) investing activities	$1,733,763	$1,715,217
Net increase (decrease) in balance(1)	687,930	669,384
Balance - beginning of period(1)	136,990	94,730
Balance - end of period(1)	824,920	764,114
_______________________________________

(1)
Amounts in the As Reported column include cash and cash equivalents and restricted cash as required upon the adoption of the Cash Flow ASUs. Amounts in the As Previously Reported column reflect only cash and cash equivalents.

In addition to the changes in the consolidated statements of cash flows as a result of the adoption the Cash Flow ASUs, certain amounts within the consolidated statements of cash flows have been reclassified for prior periods to conform to the current period presentation. Such reclassifications primarily combined line items of similar classes of transactions and had no impact on the cash flows from operating, investing and financing activities.
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the current accounting for leases to: (i) require lessees to put most leases on their balance sheets, but continue recognizing expenses on their income statements in a manner similar to requirements under current accounting guidance, (ii) eliminate current real estate specific lease provisions, and (iii) modify the classification criteria and accounting for sales-type leases for lessors. ASU 2016-02 is effective for fiscal years, and interim periods within, beginning after December 15, 2018. Early adoption is permitted. The transition method required by ASU 2016-02 varies based on the specific amendment being adopted. As a result of adopting ASU 2016-02, the Company: (i) will recognize all of its significant operating leases for which it is the lessee, including corporate office leases, equipment leases, and ground leases, on its consolidated balance sheets, (ii) will capitalize fewer legal costs related to the drafting and execution of its lease agreements, and (iii) may be required to increase its revenue and expense for the amount of real estate taxes and insurance paid by its tenants under triple-net leases.
ASU 2016-02 provides a practical expedient, which the Company plans to elect, that allows an entity to not reassess the following upon adoption (must be elected as a group): (i) whether an expired or existing contract contains a lease arrangement, (ii) lease classification related to expired or existing lease arrangements, or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs. Although not yet finalized, the FASB has also proposed an option for lessors to elect a practical expedient allowing them to not separate lease and nonlease components in a contract for the purpose of revenue recognition and disclosure. This practical expedient is limited to circumstances in which (i) the timing and pattern of transfer are the same for the nonlease component and the related lease component and (ii) the lease component would be classified as an operating lease. If finalized, the Company plans to elect this practical expedient as well. The Company is still evaluating the complete impact of the adoption of ASU 2016-02 on January 1, 2019 to its consolidated financial position, results of operations and disclosures.
Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments held by financial institutions and other organizations. The amendments in ASU 2016-13 eliminate the “probable” initial threshold for recognition of credit losses in current accounting guidance and, instead, reflect an entity’s current estimate of all expected credit losses over the life of the financial instrument. Previously, when credit losses were measured under current accounting guidance, an entity generally only considered past events and current conditions in measuring the incurred loss. The amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018. A reporting entity is required to apply the amendments in ASU 2016-13 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Upon adoption of ASU 2016-13, the Company is required to reassess its financing receivables, including direct financing leases (“DFLs”) and loans receivable, and expects that application of ASU 2016-13 may result in the Company recognizing credit losses at an earlier date than would otherwise be recognized under current accounting guidance. The Company is evaluating the impact of the adoption of ASU 2016-13 on January 1, 2020 to its consolidated financial position and results of operations.
The following ASU has been issued, but not adopted, and the Company does not expect a material impact to its consolidated financial position, results of operations, cash flows, or disclosures upon adoption:

•
ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 is effective for fiscal years, including interim periods within, beginning after December 15, 2018 and early adoption is permitted. The amendments in ASU 2017-12 expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For cash flow and net investment hedges existing at the date of adoption, a reporting entity must apply the amendments in ASU 2017-12 using the modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The presentation and disclosure amendments in ASU 2017-12 must be applied using a prospective approach.

NOTE 3.  Master Transactions and Cooperation Agreement with Brookdale

Master Transactions and Cooperation Agreement with Brookdale
On November 1, 2017, the Company and Brookdale Senior Living Inc. (“Brookdale”) entered into a Master Transactions and Cooperation Agreement (the “MTCA”) to provide the Company with the ability to significantly reduce its concentration of assets leased to and/or managed by Brookdale (the "Brookdale Transactions"). Through a series of dispositions and transitions of assets currently leased to and/or managed by Brookdale, as contemplated by the MTCA and further described below, the Company’s exposure to Brookdale is expected to be significantly reduced.
In connection with the overall transaction pursuant to the MTCA, the Company (through certain of its subsidiaries), and Brookdale (through certain of its subsidiaries) (the “Lessee”) entered into an Amended and Restated Master Lease and Security Agreement (the “Amended Master Lease”), which amended and restated the then-existing triple-net leases between the parties for 78 assets, which account for primarily all of the assets subject to triple-net leases between the Company and the Lessee (before giving effect to the contemplated sale or transition of 34 assets discussed below). Under the Amended Master Lease, the Company has the benefit of a guaranty from Brookdale of the Lessee’s obligations and, upon a change in control, will have various additional protections under the MTCA and the Amended Master Lease including:

•	A security deposit (which increases if specified leverage thresholds are exceeded);

•	A termination right if certain financial covenants and a net worth test are not satisfied;

•	Enhanced reporting requirements and related remedies; and

•	The right to market for sale the CCRC portfolio (as defined below).
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

•	The Company has provided an aggregate $5 million annual reduction in rent on three assets, effective January 1, 2018; and

•	The Company will sell two triple-net assets to Brookdale or its affiliates for $35 million, both of which were sold in April 2018.

Also pursuant to the MTCA, the Company and Brookdale agreed to the following:

•
The Company, which owned 90% of the interests in its RIDEA I and RIDEA III JVs with Brookdale at the time the MTCA was executed, agreed to purchase Brookdale’s 10% noncontrolling interest in each JV for an aggregate purchase price of $95 million. These JVs collectively own and operate 58 independent living, assisted living, memory care and/or skilled nursing facilities (the “RIDEA Facilities”). The Company completed its acquisitions of the RIDEA III noncontrolling interest for $32 million in December 2017 and the RIDEA I noncontrolling interest for $63 million in March 2018;

•
The Company has the right to sell, or transition to other managers, 36 of the RIDEA Facilities and terminate related management agreements with an affiliate of Brookdale without penalty. If the related management agreements are not terminated within one year, the base management fee (5% of gross revenues) increases by 1% of gross revenues per year over the following two years to a maximum of 7% of gross revenues. As of March 31, 2018, the Company had completed the transition of eight SHOP assets;

•
The Company will sell four of the RIDEA Facilities to Brookdale or its affiliates for $239 million, one of which was sold in January 2018 for $32 million. The remaining three RIDEA Facilities were sold in April 2018 for $207 million;

•
A Brookdale affiliate continues to manage the remaining 18 RIDEA Facilities pursuant to amended management agreements, which provide for extended terms on select assets, modified performance hurdles for extensions and incentive fees, and modified termination rights (including stricter performance-based termination rights, a staggered right to terminate seven agreements over a 10 year period beginning in 2021, and a right to terminate at will upon payment of a termination fee, in lieu of sale-related termination rights) and two other existing facilities managed in separate RIDEA structures; and

•
The Company has the right to sell, to certain permitted transferees, its 49% ownership interest in JVs that own and operate a portfolio of continuing care retirement communities (the “CCRC Portfolio”) and in which Brookdale owns the other 51% interest (the “CCRC JV”), subject to certain conditions and a right of first offer in favor of Brookdale. Brookdale will have a corresponding right to sell its 51% interest in the CCRC JV to certain permitted transferees, subject to certain conditions, a right of first offer and a right to terminate management agreements following such sale of Brookdale’s interest, each in favor of HCP. Following a change in control of Brookdale, the Company will have the right to initiate a sale of the CCRC Portfolio, subject to certain rights of first offer and first refusal in favor of Brookdale.

NOTE 4.  Real Estate Transactions

Dispositions of Real Estate
Held for Sale
At March 31, 2018, seven SHOP facilities, two senior housing triple-net facilities and four life science facilities were classified as held for sale, with an aggregate carrying value of $436 million, primarily comprised of real estate assets of $410 million, net of accumulated depreciation of $98 million. At December 31, 2017, two senior housing triple-net facilities, four life science facilities and six SHOP facilities were classified as held for sale, with an aggregate carrying value of $417 million, primarily comprised of real estate assets of $393 million, net of accumulated depreciation of $93 million. Liabilities of assets held for sale is primarily comprised of intangible and other liabilities at both March 31, 2018 and December 31, 2017.
RIDEA II Sale Transaction
In January 2017, the Company completed the contribution of its ownership interest in RIDEA II to an unconsolidated JV owned by HCP and an investor group led by Columbia Pacific Advisors, LLC (“CPA”) (“HCP/CPA PropCo” and “HCP/CPA OpCo,” together, the “HCP/CPA JV”). Also in January 2017, RIDEA II was recapitalized with $602 million of debt, of which $360 million was provided by a third-party and $242 million was provided by HCP. In return for both transaction elements, the Company received combined proceeds of $480 million from the HCP/CPA JV and $242 million in loan receivables and retained an approximately 40% ownership interest in RIDEA II (the note receivable and 40% ownership interest are herein referred to as the “RIDEA II Investments”). This transaction resulted in the Company deconsolidating the net assets of RIDEA II and recognizing a net gain on sale of $99 million. The RIDEA II Investments are currently recognized and accounted for as equity method investments. Refer to Note 2 for the impact of adopting the Revenue ASUs on January 1, 2018 to the Company’s partial sale of RIDEA II in the first quarter of 2017.
On November 1, 2017, the Company entered into a definitive agreement with an investor group led by CPA to sell its remaining 40% ownership interest in RIDEA II for $91 million. The Company expects the transaction to close in the second quarter of 2018. CPA has also agreed to cause refinancing of the Company’s $242 million loan receivables from RIDEA II within one year following the close of the transaction.

U.K. Portfolio
On May 1, 2018, the Company entered into definitive agreements with an institutional investor to create a joint venture (the “U.K. JV”) through which the Company will sell a 51% interest in all United Kingdom (“U.K.”) assets owned by the Company (“the U.K. Portfolio”) based on a total value of £394 million. The Company will retain a 49% noncontrolling interest in the joint venture. Upon closing the U.K. JV, the Company expects to deconsolidate the U.K. Portfolio and recognize a gain on deconsolidation.
2018 Dispositions
In January 2018, the Company sold two SHOP assets for $35 million, resulting in gain on sales of $21 million.
In April 2018, the Company sold four SHOP assets and two senior housing triple-net assets for $265 million.
2017 Dispositions (Three months ended March 31, 2017)
In January 2017, the Company sold four life science facilities in Salt Lake City, Utah for $76 million, resulting in a net gain on sale of $45 million.
In March 2017, the Company sold 64 senior housing triple-net assets, previously under triple-net leases with Brookdale, for $1.125 billion to affiliates of Blackstone Real Estate Partners VIII, L.P., resulting in a net gain on sale of $170 million.
Investments in Real Estate
During the three months ended March 31, 2018, the Company acquired development rights on a land parcel in the Boston suburb of Lexington, Massachusetts for $21 million. The Company will commence a life science development on the land in 2018.
There were no new real estate investments made during the three months ended March 31, 2017.
NOTE 5.  Net Investment in Direct Financing Leases

Net investment in DFLs consisted of the following (dollars in thousands):

	March 31, 2018	December 31, 2017
Minimum lease payments receivable	$1,049,400	$1,062,452
Estimated residual value	504,457	504,457
Less unearned income	(840,394)	(852,557)
Net investment in direct financing leases	$713,463	$714,352
Properties subject to direct financing leases	29	29
In February 2017, the Company sold a hospital within a DFL in Palm Beach Gardens, Florida for $43 million to the current tenant and recognized a gain on sale of $4 million.
Direct Financing Lease Internal Ratings
The following table summarizes the Company’s internal ratings for DFLs at March 31, 2018 (dollars in thousands):

	Carrying Amount	Percentage of DFL Portfolio	Internal Ratings
Segment			Performing DFLs	Watch List DFLs	Workout DFLs
Senior housing triple-net	$628,859	88	$274,264	$354,595	$—
Other non-reportable segments	84,604	12	84,604	—	—
	$713,463	100	$358,868	$354,595	$—
Beginning September 30, 2013, the Company placed a 14-property senior housing triple-net DFL (the “DFL Watchlist Portfolio”) on nonaccrual status and “Watch List” status. The Company determined that the collection of all rental payments was and continues to be no longer reasonably assured; therefore, rental revenue for the DFL Watchlist Portfolio is being recognized on a cash basis. During the three months ended March 31, 2018 and 2017, the Company recognized income from DFLs of $3 million and received cash payments of $5 million and $4 million, respectively, from the DFL Watchlist Portfolio. The carrying value of the DFL Watchlist Portfolio was $355 million and $356 million at March 31, 2018 and December 31, 2017, respectively.

NOTE 6.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	March 31, 2018			December 31, 2017
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine(1)	$—	$22,105	$22,105	$—	$269,299	$269,299
Other(2)	24,990	—	24,990	188,418	—	188,418
Unamortized discounts, fees and costs	—	(83)	(83)	—	(596)	(596)
Allowance for loan losses(3)	—	—	—	—	(143,795)	(143,795)
	$24,990	$22,022	$47,012	$188,418	$124,908	$313,326
_______________________________________

(1)	In December 2017, the Company entered into a participating debt financing arrangement to fund a $115 million senior living development project, which remained unfunded at March 31, 2018.

(2)	Represents loans denominated in British pound sterling (“GBP”). At December 31, 2017, includes the U.K. Bridge Loan discussed below.

(3)	Related to the Company’s mezzanine loan facility to Tandem Health Care discussed below.
Loans Receivable Internal Ratings
The following table summarizes the Company’s internal ratings for loans receivable at March 31, 2018 (dollars in thousands):

	Carrying Amount	Percentage of Loan Portfolio	Internal Ratings
Investment Type			Performing Loans	Watch List Loans	Workout Loans
Real estate secured	$24,990	53	$24,990	$—	$—
Other secured	22,022	47	22,022	—	—
	$47,012	100	$47,012	$—	$—
Four Seasons Health Care
In March 2017, the Company sold its investment in Four Seasons Health Care’s (“Four Seasons”) senior secured term loan at par plus accrued interest for £29 million ($35 million).
Additionally, in March 2017, pursuant to a shift in the Company’s investment strategy, the Company sold its £138.5 million par value Four Seasons senior notes (the “Four Seasons Notes”) for £83 million ($101 million). The disposition of the Four Seasons Notes generated a £42 million ($51 million) gain on sale, recognized in other income (expense), net, as the sales price was above the previously-impaired carrying value of £41 million ($50 million).
HC-One Facility
On June 30, 2017, the Company received £283 million ($367 million) from the repayment of its HC-One mezzanine loan.
Tandem Health Care Loan
From July 2012 through May 2015, the Company funded, in aggregate, $257 million under a collateralized mezzanine loan facility (the “Mezzanine Loan”) to certain affiliates of Tandem Health Care (together with its affiliates, “Tandem”). During 2017, the Company recorded impairment charges totaling $144 million on the Mezzanine Loan. The decline in fair value driving each impairment charge was based primarily on declining operating results of the collateral underlying the Mezzanine Loan, as well as market and industry data, which reflected a declining trend in admissions and a continuing shift away from higher-rate Medicare plans in the post-acute/skilled nursing sector. The resulting carrying value of the Mezzanine Loan as of December 31, 2017 was $105 million. In conjunction with the declining operating results and industry trends, beginning in the first quarter of 2017, the Company elected to recognize interest income on a cash basis. During the three months ended March 31, 2018 and 2017, the Company recognized interest income and received cash payments of zero and $7 million, respectively, from Tandem.
In March 2018, the Company sold the Mezzanine Loan to a third party for approximately $112 million, resulting in an impairment recovery, net of transaction costs and fees, of $3 million included in other income (expense), net. The Company holds no further economic interest in the operations of Tandem.

U.K. Bridge Loan
In 2016, the Company provided a £105 million ($131 million at closing) bridge loan to Maria Mallaband Care Group Ltd. (“MMCG”) to fund the acquisition of a portfolio of seven care homes in the U.K. Under the bridge loan, the Company retained a three-year call option to acquire those seven care homes at a future date for £105 million, subject to certain conditions precedent being met. In March 2018, upon resolution of all conditions precedent, the Company began the process of exercising its call option to acquire the seven care homes and concluded that it should consolidate the real estate. As a result, the Company derecognized the outstanding loan receivable of £105 million and recognized a £29 million ($41 million) loss on consolidation. Refer to Note 15 for the complete impact of consolidating the seven care homes during the first quarter of 2018.
NOTE 7.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

		Carrying Amount
		March 31,	December 31,
Entity(1)	Ownership%	2018	2017
CCRC JV	49	$395,005	$400,241
RIDEA II(2)	40	328,873	259,651
Life Science JVs(3)	50 - 63	65,016	65,581
MBK JV	50	37,442	38,005
Development JVs(4)	50 - 90	23,733	23,365
Medical Office JVs(5)	20 - 67	12,395	12,488
K&Y JVs(6)	80	1,298	1,283
Advances to unconsolidated joint ventures, net		13	226
		$863,775	$800,840
_______________________________________

(1)	These entities are not consolidated because the Company does not control, through voting rights or other means, the JVs.

(2)
Effective January 1, 2018, the Company increased its carrying value in RIDEA II as a net adjustment to retained earnings under its elected transition approach in accordance with the adoption of ASU 2017-05 (see Note 2). See Note 4 for further information on the deconsolidation and pending sale of RIDEA II.

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

(5)	Includes three unconsolidated medical office partnerships (and the Company’s ownership percentage): HCP Ventures IV, LLC (20%); HCP Ventures III, LLC (30%); and Suburban Properties, LLC (67%).

(6)	Includes three unconsolidated JVs.
NOTE 8.  Intangibles

Intangible assets primarily consist of lease-up intangibles, above market tenant lease intangibles and below market ground lease intangibles. Intangible liabilities primarily consist of below market lease intangibles and above market ground lease intangibles. The following tables summarize the Company’s intangible lease assets and liabilities (in thousands):

Intangible lease assets	March 31, 2018	December 31, 2017
Gross intangible lease assets	$732,110	$795,305
Accumulated depreciation and amortization	(336,812)	(385,223)
Intangible assets, net	$395,298	$410,082

Intangible lease liabilities	March 31, 2018	December 31, 2017
Gross intangible lease liabilities	$124,609	$126,212
Accumulated depreciation and amortization	(72,033)	(73,633)
Intangible liabilities, net	$52,576	$52,579

NOTE 9.  Debt

Bank Line of Credit and Term Loan
The Company’s $2.0 billion unsecured revolving line of credit facility (the “Facility”) matures on October 19, 2021 and contains two, six-month extension options. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends on the Company’s credit ratings. The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at March 31, 2018, the margin on the Facility was 1.00% and the facility fee was 0.20%. The Facility also includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. At March 31, 2018, the Company had $1.1 billion, including £105 million ($147 million), outstanding under the Facility, with a weighted average effective interest rate of 2.99%.
On April 6, 2018, the Company paid down $290 million outstanding under the Facility primarily using proceeds from asset sales to Brookdale (see Note 3).
At March 31, 2018, the Company had £169 million ($237 million) outstanding on its term loan, which accrues interest at a rate of GBP LIBOR plus 1.15%, subject to adjustments based on the Company’s credit ratings. The term loan matures in January 2019 and contains a one-year committed extension option. The Company has a one-time right to repay the outstanding GBP balance and re-borrow in USD with all other key terms unchanged.
The Facility and term loan contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements: (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%; (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%; (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a Minimum Consolidated Tangible Net Worth of $6.5 billion. At March 31, 2018, the Company was in compliance with each of these restrictions and requirements of the Facility and term loan.
Senior Unsecured Notes
At March 31, 2018, the Company had senior unsecured notes outstanding with an aggregate principal balance of $6.5 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at March 31, 2018.
The following table summarizes the Company’s senior unsecured notes payoffs during the year ended December 31, 2017 (dollars in thousands):

Date	Amount	Coupon Rate
May 1, 2017	$250,000	5.625%
July 27, 2017	$500,000	5.375%
There were no senior unsecured notes repayments during the three months ended March 31, 2018.
There were no senior unsecured notes issuances during the three months ended March 31, 2018 or year ended December 31, 2017.
Mortgage Debt
At March 31, 2018, the Company had $138 million in aggregate principal of mortgage debt outstanding, which is secured by 16 healthcare facilities (including redevelopment properties) with a carrying value of $296 million. In March 2017, the Company paid off $472 million of mortgage debt.
Mortgage debt generally requires monthly principal and interest payments, is collateralized by real estate assets and is generally non-recourse. Mortgage debt typically restricts transfer of the encumbered assets, prohibits additional liens, restricts prepayment, requires payment of real estate taxes, requires maintenance of the assets in good condition, requires maintenance of insurance on the assets and includes conditions to obtain lender consent to enter into or terminate material leases. Some of the mortgage debt may require tenants or operators to maintain compliance with the applicable leases or operating agreements of such real estate assets.

Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at March 31, 2018 (in thousands):

Year	Bank Line of Credit(1)	Term Loan(2)	Senior Unsecured Notes(3)	Mortgage Debt(4)	Total(5)
2018 (nine months)	$—	$—	$—	$2,649	$2,649
2019	—	237,175	450,000	3,700	690,875
2020	—	—	800,000	3,758	803,758
2021	1,092,357	—	700,000	11,117	1,803,474
2022	—	—	900,000	2,861	902,861
Thereafter	—	—	3,600,000	113,619	3,713,619
	1,092,357	237,175	6,450,000	137,704	7,917,236
(Discounts), premium and debt costs, net	—	(297)	(51,024)	5,820	(45,501)
	$1,092,357	$236,878	$6,398,976	$143,524	$7,871,735
_______________________________________

(1)	Includes £105 million translated into U.S. dollars (“USD”).

(2)	Represents £169 million translated into USD.

(3)	Effective interest rates on the notes ranged from 2.79% to 6.88% with a weighted average effective interest rate of 4.20% and a weighted average maturity of six years.

(4)	Interest rates on the mortgage debt ranged from 1.95% to 5.91% with a weighted average effective interest rate of 4.18% and a weighted average maturity of 20 years.

(5)	Excludes $94 million of other debt that have no scheduled maturities.
NOTE 10.  Commitments and Contingencies

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
Class Action. On May 9, 2016, a purported stockholder of the Company filed a putative class action complaint, Boynton Beach Firefighters’ Pension Fund v. HCP, Inc., et al., Case No. 3:16-cv-01106-JJH, in the U.S. District Court for the Northern District of Ohio against the Company, certain of its officers, HCR ManorCare, Inc. (“HCRMC”), and certain of its officers, asserting violations of the federal securities laws. The suit asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and alleges that the Company made certain false or misleading statements relating to the value of and risks concerning its investment in HCRMC by allegedly failing to disclose that HCRMC had engaged in billing fraud, as alleged by the U.S. Department of Justice in a pending suit against HCRMC arising from the False Claims Act. The plaintiff in the suit demands compensatory damages (in an unspecified amount), costs and expenses (including attorneys’ fees and expert fees), and equitable, injunctive, or other relief as the Court deems just and proper. On November 28, 2017, the Court appointed Societe Generale Securities GmbH (SGSS Germany) and the City of Birmingham Retirement and Relief Systems (Birmingham) as Co-Lead Plaintiffs in the class action. Co-Lead Plaintiffs filed a consolidated Amended Complaint on February 28, 2018. Defendants filed their motion to dismiss the Amended Complaint on March 30, 2018. The Company believes the suit to be without merit and intends to vigorously defend against it.
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
On July 21, 2017, a purported stockholder of the Company filed another derivative action, Kelley v. HCR ManorCare, Inc., et al., Case No. 8:17-cv-01259, in federal court in the Central District of California, against certain of the Company’s current and former directors and officers and HCRMC. The Company is named as a nominal defendant. The Kelley complaint asserts similar claims to those asserted in Weldon and in the California derivative actions. Like Weldon, the Kelley complaint also additionally alleges that the Company made false statements in its 2016 proxy statement, and asserts a claim for a violation of Section 14(a) of the Exchange Act. On September 25, 2017, Defendants moved to transfer the action to the Northern District of Ohio (i.e., the court where the class action and other federal derivative action are pending) or, in the alternative, to stay the action. The Court granted Defendants’ motion to transfer on November 28, 2017, and Kelley is now pending in the Northern District of Ohio.
The Court in the Northern District of Ohio is considering a request to consolidate the Weldon and Kelley actions.
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
The Company believes that the plaintiffs lack standing or the lawsuits and demands are without merit, and the Company is unable to estimate the amount of loss or range of reasonably possible losses with respect to the matters discussed above as of March 31, 2018.
NOTE 11.  Equity

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	March 31, 2018	December 31, 2017
Cumulative foreign currency translation adjustment	$697	$(6,955)
Unrealized gains (losses) on cash flow hedges, net	(18,989)	(13,950)
Supplemental Executive Retirement plan minimum liability and other	(3,015)	(3,119)
Total other comprehensive income (loss)	$(21,307)	$(24,024)
Noncontrolling Interests
See Note 4 for the deconsolidation of RIDEA II and Note 14 for the supplemental schedule of non-cash financing activities.
See Note 3 for the Company’s purchase of Brookdale’s noncontrolling interest in RIDEA III in March 2018.

NOTE 12.  Segment Disclosures

The Company evaluates its business and allocates resources based on its reportable business segments: (i) senior housing triple-net, (ii) SHOP, (iii) life science and (iv) medical office. The Company has non-reportable segments that are comprised primarily of the Company’s debt investments, hospital properties, unconsolidated JVs (see below) and care homes in the U.K. The accounting policies of the segments are the same as those in Note 2 to the Consolidated Financial Statements in the Company’s 2017 Annual Report on Form 10-K filed with the SEC, as updated by Note 2 herein.
During the three months ended March 31, 2018, there were no transfers of assets between segments. During the three months ended March 31, 2017, one senior housing triple-net facility was transferred to the Company’s SHOP segment.
The Company evaluates performance based upon: (i) property NOI and (ii) Adjusted NOI. NOI is defined as rental and related revenues, including tenant recoveries, resident fees and services, and income from DFLs, less property level operating expenses (which exclude transition costs); NOI excludes all other financial statement amounts included in net income (loss). Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles, termination fees, and the impact of deferred community fee income and expense.
During the fourth quarter of 2017, as a result of a change in how operating results are reported to the chief operating decision makers, for the purpose of evaluating performance and allocating resources, the Company began excluding unconsolidated JVs from its evaluation of its segments' operating results. Unconsolidated JVs are now reflected in other non-reportable segments.
The adjustments to NOI and resulting Adjusted NOI for SHOP have been recast for prior periods to conform to the current period presentation which excludes: (i) the impact of deferred community fee income and expense, resulting in recognition as cash is received and expenses are paid and (ii) adjustments related to unconsolidated JVs (see above).
Non-segment assets consist of assets in the Company's other non-reportable segments and corporate non-segment assets. Corporate non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, accounts receivable, net, marketable equity securities and, if any, real estate assets and liabilities held for sale. See Note 16 for other information regarding concentrations of credit risk.
The following tables summarize information for the reportable segments (in thousands):
For the three months ended March 31, 2018:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Rental revenues(1)	$74,289	$144,670	$99,622	$123,935	$30,316	$—	$472,832
Operating expenses	(1,045)	(101,746)	(21,809)	(46,696)	(1,256)	—	(172,552)
NOI	73,244	42,924	77,813	77,239	29,060	—	300,280
Adjustments to NOI(2)	(1,865)	(1,607)	(3,751)	(1,071)	(1,392)	—	(9,686)
Adjusted NOI	71,379	41,317	74,062	76,168	27,668	—	290,594
Addback adjustments	1,865	1,607	3,751	1,071	1,392	—	9,686
Interest income	—	—	—	—	6,365	—	6,365
Interest expense	(600)	(988)	(83)	(120)	(728)	(72,583)	(75,102)
Depreciation and amortization	(21,906)	(27,628)	(36,080)	(45,519)	(12,117)	—	(143,250)
General and administrative	—	—	—	—	—	(29,175)	(29,175)
Transaction costs	—	—	—	—	—	(2,195)	(2,195)
Gain (loss) on sales of real estate, net	—	20,815	—	—	—	—	20,815
Other income (expense), net	—	—	—	—	(40,567)	160	(40,407)
Income tax benefit (expense)	—	—	—	—	—	5,336	5,336
Equity income (loss) from unconsolidated JVs	—	—	—	—	570	—	570
Net income (loss)	$50,738	$35,123	$41,650	$31,600	$(17,417)	$(98,457)	$43,237
_______________________________________

(1)	Represents rental and related revenues, tenant recoveries, resident fees and services, and income from DFLs.

(2)	Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, deferral of community fees, net and termination fees.

For the three months ended March 31, 2017:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Rental revenues(1)	$100,034	$140,228	$85,321	$118,371	$29,883	$—	$473,837
Operating expenses	(1,111)	(94,539)	(17,319)	(44,864)	(1,248)	—	(159,081)
NOI	98,923	45,689	68,002	73,507	28,635	—	314,756
Adjustments to NOI(2)	(1,839)	(310)	(305)	(961)	(1,012)	—	(4,427)
Adjusted NOI	97,084	45,379	67,697	72,546	27,623	—	310,329
Addback adjustments	1,839	310	305	961	1,012	—	4,427
Interest income	—	—	—	—	18,331	—	18,331
Interest expense	(627)	(4,596)	(104)	(129)	(1,997)	(79,265)	(86,718)
Depreciation and amortization	(26,411)	(26,358)	(33,791)	(42,729)	(7,265)	—	(136,554)
General and administrative	—	—	—	—	—	(22,478)	(22,478)
Transaction costs	—	—	—	—	—	(1,057)	(1,057)
Gain (loss) on sales of real estate, net	268,464	366	44,633	—	3,795	—	317,258
Other income (expense), net	—	—	—	—	50,895	313	51,208
Income tax benefit (expense)	—	—	—	—	—	6,162	6,162
Equity income (loss) from unconsolidated JVs	—	—	—	—	3,269	—	3,269
Net income (loss)	$340,349	$15,101	$78,740	$30,649	$95,663	$(96,325)	$464,177
_______________________________________

(1)	Represents rental and related revenues, tenant recoveries, resident fees and services, and income from DFLs.

(2)	Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, deferral of community fees, net and termination fees.
The following table summarizes the Company’s revenues by segment (in thousands):

	Three Months Ended March 31,
Segment	2018	2017
Senior housing triple-net	$74,289	$100,034
SHOP	144,670	140,228
Life science	99,622	85,321
Medical office	123,935	118,371
Other non-reportable segments	36,681	48,214
Total revenues	$479,197	$492,168
See Notes 3, 4 and 6 for significant transactions impacting the Company’s segment assets during the periods presented.

NOTE 13.  Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator
Net income (loss) from continuing operations	$43,237	$464,177
Noncontrolling interests' share in earnings	(3,005)	(3,032)
Net income (loss) attributable to HCP, Inc.	40,232	461,145
Less: Participating securities' share in earnings	(391)	(770)
Net income (loss) applicable to common shares	$39,841	$460,375
Numerator - Dilutive
Net income (loss) applicable to common shares	$39,841	$460,375
Add: distributions on dilutive convertible units and other	—	2,803
Dilutive net income (loss) available to common shares	$39,841	$463,178
Denominator
Basic weighted average shares outstanding	469,557	468,299
Dilutive potential common shares - equity awards	138	229
Dilutive potential common shares - DownREIT conversions	—	6,645
Diluted weighted average common shares	469,695	475,173
Earnings per common share:
Basic	$0.08	$0.98
Diluted	$0.08	$0.97
Restricted stock and certain performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, and require use of the two-class method when computing basic and diluted earnings per share.
For the three months ended March 31, 2018, 7 million shares issuable upon conversion of 4 million DownREIT units were not included because they are anti-dilutive.
NOTE 14.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2018	2017
Supplemental cash flow information:
Interest paid, net of capitalized interest	$92,701	$108,232
Income taxes paid	340	1,105
Capitalized interest	3,578	3,090
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	62,160	51,498
Derecognition of U.K. Bridge Loan receivable	147,474	—
Consolidation of net assets related to U.K. Bridge Loan	106,457	—
Deconsolidation of noncontrolling interest in connection with RIDEA II transaction	—	58,061
Vesting of restricted stock units and conversion of non-managing member units into common stock	258	1,841
See discussions related to the U.K. Bridge Loan in Notes 6 and 15.

The following table summarizes cash, cash equivalents and restricted cash (in thousands):

	March 31,
	2018	2017
Cash and cash equivalents	$86,021	$764,114
Restricted cash	31,947	60,806
Cash, cash equivalents and restricted cash	$117,968	$824,920
NOTE 15.  Variable Interest Entities

Unconsolidated Variable Interest Entities
At March 31, 2018, the Company had investments in: (i) five unconsolidated VIE JVs, (ii) 48 properties leased to VIE tenants, (iii) marketable debt securities of one VIE and (iv) one loan to a VIE borrower. The Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated JVs (CCRC OpCo, RIDEA II PropCo, Vintage Park Development JV, Waldwick JV and the LLC investment discussed below), it has no formal involvement in these VIEs beyond its investments.
The Company holds a 49% ownership interest in CCRC OpCo, a JV entity formed in August 2014 that operates senior housing properties in a RIDEA structure and has been identified as a VIE (see Note 7). The equity members of CCRC OpCo “lack power” because they share certain operating rights with Brookdale, as manager of the CCRCs. The assets of CCRC OpCo primarily consist of the CCRCs that it owns and leases, resident fees receivable, notes receivable, and cash and cash equivalents; its obligations primarily consist of operating lease obligations to CCRC PropCo, debt service payments and capital expenditures for the properties, and accounts payable and expense accruals associated with the cost of its CCRCs’ operations. Assets generated by the CCRC operations (primarily rents from CCRC residents) of CCRC OpCo may only be used to settle its contractual obligations (primarily from debt service payments, capital expenditures, and rental costs and operating expenses incurred to manage such facilities).
In January 2017, as a result of the partial sale of its interest in RIDEA II, the Company concluded that it should deconsolidate RIDEA II as it is no longer the primary beneficiary of the JV. The HCP/CPA JV is the primary beneficiary of both RIDEA II PropCo and RIDEA II OpCo as it controls the significant activities of RIDEA II PropCo and, of the group that controls the significant activities of RIDEA II OpCo, is most closely associated to the entity. Furthermore, control over the HCP/CPA JV is shared between HCP and CPA, and as such, the Company does not consolidate the HCP/CPA JV. Subsequent to the partial sale of its interest in RIDEA II, the Company continues to hold a direct investment in RIDEA II PropCo, which has been identified as a VIE as Brookdale, the non-managing member, does not have any substantive participating rights or kick-out rights over the managing member, HCP/CPA PropCo (see Notes 4 and 7). The assets of RIDEA II PropCo primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of a combination of third-party and HCP debt (see Note 4). Assets generated by RIDEA II PropCo (primarily from RIDEA II OpCo lease payments) may only be used to settle its contractual obligations (primarily debt service payments on the third-party and HCP debt).
The Company holds an 85% ownership interest in a JV (Vintage Park Development JV) (see Note 7), which has been identified as a VIE as power is shared with a member that does not have a substantive equity investment at risk. The assets of the JV primarily consist of a leased property (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of debt-service payments. Any assets generated by the JV may only be used to settle its respective contractual obligations (primarily debt service payments).
The Company holds an 85% ownership interest in a development JV (Waldwick JV) (see Note 7), which has been identified as a VIE as power is shared with a member that does not have a substantive equity investment at risk. The assets of the JV primarily consist of an in-progress senior housing facility development project that it owns and cash and cash equivalents; its obligations primarily consist of accounts payable and expense accruals associated with the cost of its development obligations. Any assets generated by the JV may only be used to settle its respective contractual obligations (primarily development expenses and debt service payments).
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
The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at March 31, 2018 was as follows (in thousands):

VIE Type	Asset/Liability Type	Maximum Loss Exposure and Carrying Amount(1)
VIE tenants - DFLs(2)	Net investment in DFLs	$600,822
VIE tenants - operating leases(2)	Lease intangibles, net and straight-line rent receivables	5,983
CCRC OpCo	Investments in unconsolidated joint ventures	190,662
RIDEA II PropCo	Investments in unconsolidated joint ventures	309,882
Unconsolidated Development JVs	Investments in unconsolidated joint ventures	13,070
Loan - Seller Financing	Loans receivable, net	10,000
CMBS and LLC investment	Marketable debt and cost method investment	33,874
_______________________________________

(1)	The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).

(2)	The Company’s maximum loss exposure may be mitigated by re-leasing the underlying properties to new tenants upon an event of default.
At March 31, 2018, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
See Notes 5, 6 and 7 for additional descriptions of the nature, purpose and operating activities of the Company’s unconsolidated VIEs and interests therein.

Consolidated Variable Interest Entities
HCP, Inc.’s consolidated total assets and total liabilities at March 31, 2018 and December 31, 2017 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to HCP, Inc. Total assets and total liabilities include VIE assets and liabilities as follows (in thousands):

	March 31, 2018	December 31, 2017
Assets
Buildings and improvements	$1,744,402	$2,436,414
Development costs and construction in progress	16,226	32,285
Land	170,889	227,162
Accumulated depreciation and amortization	(345,331)	(542,091)
Net real estate	1,586,186	2,153,770
Investments in and advances to unconsolidated joint ventures	2,148	2,231
Accounts receivable, net	7,287	10,242
Cash and cash equivalents	12,077	15,861
Restricted cash	2,595	2,619
Intangible assets, net	111,149	125,475
Other assets, net	35,788	33,749
Total assets	$1,757,230	$2,343,947
Liabilities
Mortgage debt	44,882	45,016
Intangible liabilities, net	12,509	10,672
Accounts payable and accrued liabilities	223,708	269,280
Deferred revenue	15,275	14,432
Total liabilities	$296,374	$339,400
HCP Ventures V, LLC. The Company holds a 51% ownership interest in and is the managing member of a JV entity formed in October 2015 that owns and leases medical office buildings (“MOBs”) (“HCP Ventures V”). Upon adoption of ASU 2015-02, the Company classified HCP Ventures V as a VIE due to the non-managing member lacking substantive participation rights in the management of HCP Ventures V or kick-out rights over the managing member. The Company consolidates HCP Ventures V as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of HCP Ventures V primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of capital expenditures for the properties. Assets generated by HCP Ventures V may only be used to settle its contractual obligations (primarily from capital expenditures).
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
Watertown JV.  The Company holds a 95% ownership interest in JV entities formed in November 2017 that own and operate a senior housing property in a RIDEA structure (“Watertown JV”). Watertown PropCo is a VIE as the Company and the non-managing member share in control of the entity, but substantially all of the entity's activities are performed on behalf of the Company. Watertown OpCo is a VIE as the non-managing member, through its equity interest, lacks substantive participation rights in the management of Watertown OpCo or kick-out rights over the managing member. The Company consolidates Watertown PropCo and Watertown OpCo as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of Watertown PropCo primarily consist of a leased property (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of notes payable to a non-VIE consolidated subsidiary of the Company. The assets of Watertown OpCo primarily consist of leasehold interests in a senior housing facility (operating lease), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to

Watertown PropCo and operating expenses of its senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) of the Watertown structure may only be used to settle its contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facilities and debt costs).
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
Consolidated Lessees. The Company leases 21 senior housing properties to lessee entities under cash flow leases through which the Company receives monthly rent equal to the residual cash flows of the properties. The lessee entities are classified as VIEs as they are "thinly capitalized" entities. The Company consolidates the lessee entities as it has the ability to control the activities that most significantly impact the economic performance of the lessee entities. The lessee entities' assets primarily consist of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to the Company and operating expenses of the senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) may only be used to settle its contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facilities and debt costs).
DownREITs. The Company holds a controlling ownership interest in and is the managing member of five limited liability companies (“DownREITs”). The Company classifies the DownREITs as VIEs due to the non-managing members lacking substantive participation rights in the management of the DownREITs or kick-out rights over the managing member. The Company consolidates the DownREITs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the DownREITs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of debt service payments and capital expenditures for the properties. Assets generated by the DownREITs (primarily from resident rents) may only be used to settle their contractual obligations (primarily from debt service and capital expenditures).
Other Consolidated Real Estate Partnerships. The Company holds a controlling ownership interest in and is the general partner (or managing member) of multiple partnerships that own and lease real estate assets (the “Partnerships”). The Company classifies the Partnerships as VIEs due to the limited partners (non-managing members) lacking substantive participation rights in the management of the Partnerships or kick-out rights over the general partner (managing member). The Company consolidates the Partnerships as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the Partnerships primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of debt service payments and capital expenditures for the properties. Assets generated by the Partnerships (primarily from resident rents) may only be used to settle their contractual obligations (primarily from debt service and capital expenditures).
U.K. Bridge Loan. In 2016, the Company provided a £105 million ($131 million at closing) bridge loan to MMCG to fund the acquisition of a portfolio of seven care homes in the U.K. MMCG created a special purpose entity to acquire the portfolio and funded it entirely using the Company’s bridge loan. As such, the special purpose entity has been identified as a VIE because it is “thinly capitalized.” The Company retains a three-year call option to acquire all the shares of the special purpose entity, which it can only exercise upon the occurrence of certain events. During the quarter ended March 31, 2018, the Company concluded that the conditions required to exercise the call option had been met and initiated the call option process to acquire the special purpose entity, which it expects to complete during the second quarter of 2018. In conjunction with initiating the process to legally exercise its call option and the satisfaction of required contingencies, the Company concluded that it is the primary beneficiary of the special purpose entity and therefore, should consolidate the entity. As such, the Company derecognized the previously outstanding loan receivable, recognized the special purpose entity’s assets and liabilities at their respective fair values, and recognized a £29 million ($41 million) loss on consolidation (within other income (expense), net and income tax benefit (expense)), net of a tax benefit of £2 million ($3 million), to account for the difference between the carrying value of the loan receivable and the fair value of net assets and liabilities assumed. The fair value of net assets and liabilities consolidated during the first quarter of 2018 consists of £81 million ($114 million) of net real estate, £4 million ($5 million) of intangible assets, and £9 million ($13 million) of net deferred tax liabilities.
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
Exchange Accommodation Titleholder.  During the year ended December 31, 2017, the Company acquired a portfolio of 11 MOBs (the "acquired properties") using a reverse like-kind exchange structure pursuant to Section 1031 of the Internal Revenue Code (a "reverse 1031 exchange"). As of March 31, 2018, the Company had not completed the reverse 1031 exchange and as such, the acquired properties remained in the possession of an Exchange Accommodation Titleholder ("EAT"). The EAT is classified as a VIE as it is a “thinly capitalized” entity. The Company consolidates the EAT because it is the primary beneficiary as it has the ability to control the activities that most significantly impact the EAT's economic performance. The properties held by the EAT are reflected as real estate with an aggregate carrying value of $153 million as of March 31, 2018. The assets of the EAT primarily consist of a leased property (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of capital expenditures for the properties. Assets generated by the EAT may only be used to settle its contractual obligations (primarily from capital expenditures).
NOTE 16.  Concentration of Credit Risk

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
The following tables provide information regarding the Company’s concentrations of credit risk with respect to certain tenants:

	Percentage of Total Assets
	Total Company		Senior Housing Triple-Net
	March 31,	December 31,	March 31,	December 31,
Tenant	2018	2017	2018	2017
Brookdale	10	10	39	39

	Percentage of Revenues
	Total Company		Senior Housing Triple-Net
	Three Months Ended March 31,		Three Months Ended March 31,
Tenant	2018	2017	2018	2017
Brookdale(1)	7	12	43	60
_______________________________________

(1)
The Company's concentration with respect to Brookdale as a tenant is expected to decrease with the completion of the Brookdale Transactions (see Note 3). Includes revenues from 64 senior housing triple-net facilities that were sold in March 2017.

At March 31, 2018 and December 31, 2017, Brookdale managed or operated, in the Company’s SHOP segment, approximately 12% and 13%, respectively, of the Company’s real estate investments based on total assets. Because an operator manages the Company’s facilities in exchange for the receipt of a management fee, the Company is not directly exposed to the credit risk of its operators in the same manner or to the same extent as its triple-net tenants. At March 31, 2018, Brookdale provided comprehensive facility management and accounting services with respect to 68 of the Company’s consolidated SHOP facilities and 62 SHOP facilities owned by its unconsolidated JVs, for which the Company or JV pay annual management fees pursuant to long-term management agreements. The Company's concentration with respect to Brookdale as an operator in its SHOP segment is expected to decrease with the completion of the Brookdale Transactions (see Note 3) and the sale of its remaining 40% ownership interest in RIDEA II (see Note 4). Most of the management agreements have terms ranging from 10 to 15 years, with three to four 5-year renewal periods. The base management fees are 4.5% to 5.0% of gross revenues (as defined) generated by the RIDEA facilities. In addition, there are incentive management fees payable to Brookdale if operating results of the RIDEA properties exceed pre-established EBITDAR (as defined) thresholds.
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
NOTE 17.  Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets are immaterial at March 31, 2018.
The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	March 31, 2018(3)		December 31, 2017(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$47,012	$47,075	$313,326	$313,242
Marketable debt securities(2)	18,814	18,814	18,690	18,690
Bank line of credit(2)	1,092,357	1,092,357	1,017,076	1,017,076
Term loan(2)	236,878	236,878	228,288	228,288
Senior unsecured notes(1)	6,398,976	6,577,155	6,396,451	6,737,825
Mortgage debt(2)	143,524	137,704	144,486	125,984
Other debt(2)	93,856	93,856	94,165	94,165
Interest-rate swap liabilities(2)	1,931	1,931	2,483	2,483
Cross currency swap liability(2)	16,684	16,684	10,968	10,968
_______________________________________

(1)	Level 1: Fair value calculated based on quoted prices in active markets.

(2)
Level 2: Fair value based on (i) for marketable debt securities, quoted prices for similar or identical instruments in active or inactive markets, respectively, or (ii) for loans receivable, net, mortgage debt, and swaps, calculated utilizing standardized pricing models in which significant inputs or value drivers are observable in active markets. For bank line of credit, term loan and other debt, the carrying values are a reasonable estimate of fair value because the borrowings are primarily based on market interest rates and the Company’s credit rating.

(3)	During the three months ended March 31, 2018 and year ended December 31, 2017, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
NOTE 18.  Derivative Financial Instruments

The following table summarizes the Company’s outstanding interest-rate and cross currency swap contracts at March 31, 2018 (dollars and GBP in thousands):

Date Entered	Maturity Date	Hedge Designation	Notional	Pay Rate	Receive Rate	Fair Value(1)
Interest rate:
July 2005(2)	July 2020	Cash Flow	$43,000	3.82%	BMA Swap Index	$(1,931)
Cross currency swap:
April 2017(3)	February 2019	Net Investment	£105,000 / $131,000	2.58%	3.75%	$(16,684)
______________________________________

(1)	Derivative assets are recorded in other assets, net and derivative liabilities are recorded in accounts payable and accrued liabilities on the consolidated balance sheets.

(2)	Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.

(3)
Represents a cross currency swap to pay 2.58% on £105 million and receive 3.75% on $131 million through February 1, 2019, with an initial and final exchange of principals at origination and maturity at a rate of 1.251 USD/GBP. Hedges the risk of changes in the USD equivalent value of a portion of the Company’s net investment in its consolidated GBP subsidiaries’ attributable to changes in the USD/GBP exchange rate.

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
At March 31, 2018, £150 million of the Company’s GBP-denominated borrowings under the term loan and a £105 million cross currency swap are designated as a hedge of a portion of the Company’s net investments in GBP-functional subsidiaries to mitigate its exposure to fluctuations in the GBP to USD exchange rate. For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to USD exchange rate of the instrument is recorded as part of the cumulative translation adjustment component of accumulated other comprehensive income (loss). Accordingly, (i) the remeasurement value of the designated £150 million GBP-denominated borrowings and (ii) the change in fair value of the £105 million cross currency swap due primarily to fluctuations in the GBP to USD exchange rate are reported in accumulated other comprehensive income (loss) as the hedging relationship is considered to be effective. The balance in accumulated other comprehensive income (loss) will be reclassified to earnings when the hedged investment is sold or substantially liquidated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All references in this report to “HCP,” “we,” “us” or “our” mean HCP, Inc., together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “HCP, Inc.” mean the parent company without its subsidiaries.
Cautionary Language Regarding Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “forecast,” “plan,” “potential,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. Forward-looking statements reflect our current expectations and views about future events and are subject to risks and uncertainties that could significantly affect our future financial condition and results of operations. While forward-looking statements reflect our good faith belief and assumptions we believe to be reasonable based upon current information, we can give no assurance that our expectations or forecasts will be attained. As more fully set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:

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
The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•	Executive Summary

•	2018 Transaction Overview

•	Dividends

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Non-GAAP Financial Measures Reconciliations

•	Critical Accounting Policies

•	Recent Accounting Pronouncements
Executive Summary
HCP, Inc., a Standard & Poor’s (“S&P”) 500 company, invests primarily in real estate serving the healthcare industry in the United States. We are a Maryland corporation organized in 1985 and qualify as a self-administered REIT. We acquire, develop, lease, manage and dispose of healthcare real estate. At March 31, 2018, our portfolio of investments, including properties in our unconsolidated joint ventures (“JVs”), consisted of interests in 833 properties.
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
2018 Transaction Overview
Brookdale Transactions Update

•
In January 2018, we sold the first of six agreed upon facilities to Brookdale Senior Living, Inc. (“Brookdale”) for $32 million. In April 2018, we sold the remaining five facilities to Brookdale for $243 million.

•	In March 2018, we completed the acquisition of Brookdale’s noncontrolling interest in RIDEA I for $63 million.

•	As of March 31, 2018, we had completed the transition of eight assets previously operated by Brookdale to other operators.
See Note 3 to the Consolidated Financial Statements for additional information.
U.K. Investment Update

•
On May 1, 2018, we entered into definitive agreements with an institutional investor to create a joint venture (the “U.K. JV”) through which we will sell a 51% interest in all United Kingdom (“U.K.”) assets owned by us (the “U.K. Portfolio”) based on a total value of £394 million. We will retain a 49% noncontrolling interest in the joint venture. Upon closing the U.K. JV, we expect to deconsolidate the U.K. Portfolio and recognize a gain on deconsolidation.

Disposition and Loan Transactions

•
In 2016, we provided a £105 million ($131 million at closing) bridge loan to Maria Mallaband Care Group Ltd. to fund the acquisition of a portfolio of seven care homes in the U.K. Under the bridge loan, we retained a call option to acquire those seven care homes at a future date for £105 million, subject to certain conditions being met. In March 2018, in conjunction with Maria Mallaband and HCP satisfying the conditions necessary to exercise our call option to acquire the seven care homes, we began consolidating the real estate. As a result, we derecognized the outstanding loan receivable and recognized a £29 million ($41 million) loss on consolidation for the difference between the carrying value of the loan receivable and the fair value of net assets and liabilities assumed, primarily real estate. See Notes 6 and 15 to the Consolidated Financial Statements for additional information.

•
In March 2018, we sold our Tandem Health Care mezzanine loan (“Tandem Mezzanine Loan”) to a third party for approximately $112 million, resulting in an impairment recovery, net of transaction costs and fees, of $3 million.

•	In April 2018, we sold a SHOP facility located in Texas for $23 million.
Financing Activities

•	On April 6, 2018, we repaid $290 million outstanding under our revolving credit facility, primarily using proceeds from asset sales to Brookdale (see Brookdale Transactions Update above).
Development Activities

•
In March 2018, we acquired the rights to develop a new 214,000 square foot life science facility on our existing Hayden Research Campus in Lexington, Massachusetts for $21 million. The planned development, 75 Hayden, will be a four-story, purpose-built Class A life science facility and parking garage.

Dividends
The following table summarizes our common stock cash dividends declared in 2018:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 1	February 15	$0.37	March 2
April 26	May 7	0.37	May 22
Results of Operations
We evaluate our business and allocate resources among our reportable business segments: (i) senior housing triple-net, (ii) senior housing operating portfolio (“SHOP”), (iii) life science and (iv) medical office. Under the medical office and life science segments, we invest through the acquisition and development of medical office buildings (“MOBs”) and life science facilities, which generally require a greater level of property management. Our senior housing facilities are managed utilizing triple-net leases and RIDEA structures. We have other non-reportable segments that are comprised primarily of our U.K. care homes, debt investments, unconsolidated JVs and hospitals. We evaluate performance based upon: (i) property net operating income from continuing operations (“NOI”) and (ii) adjusted NOI (cash NOI) in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (“SEC”), as updated by Note 2 herein.
Non-GAAP Financial Measures
Net Operating Income
NOI and Adjusted NOI are non-U.S. generally accepted accounting principles (“GAAP”) supplemental financial measures used to evaluate the operating performance of real estate. NOI is defined as rental and related revenues, including tenant recoveries, resident fees and services, and income from DFLs, less property level operating expenses (which exclude transition costs); NOI excludes all other financial statement amounts included in net income (loss) as presented in Note 12 to the Consolidated Financial Statements. Management believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles, termination fees, and the impact of deferred community fee income and expense. The adjustments to NOI and resulting Adjusted NOI for SHOP have been recast for prior periods presented to conform to the current period presentation, which excludes the impact of deferred community fee income and expense, resulting in recognition as cash is received and expenses are paid. Adjusted NOI is oftentimes referred to as “Cash NOI.” During the fourth quarter of 2017, as a result of a change in how operating results are reported to our chief operating decision makers for the purpose of evaluating performance and allocating resources, we began excluding unconsolidated joint ventures from the evaluation of our segments' operating results. Unconsolidated joint ventures are now reflected in other non-reportable segments, and as a result, excluded from NOI and Adjusted NOI. Prior period NOI and Adjusted NOI have also been recast to conform to current period presentation, which excludes unconsolidated joint ventures. We use NOI and Adjusted NOI to make decisions about resource allocations, to assess and compare property level performance, and to evaluate our same property portfolio (“SPP”), as described below. We believe that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect various excluded items. Further, our definition of NOI may not be comparable to the definition used by other REITs or real estate companies, as they may use different methodologies for calculating NOI. For a reconciliation of NOI and Adjusted NOI to net income (loss) by segment, refer to Note 12 to the Consolidated Financial Statements.
Operating expenses generally relate to leased medical office and life science properties and SHOP facilities. We generally recover all or a portion of our leased medical office and life science property expenses through tenant recoveries. We present expenses as operating or general and administrative based on the underlying nature of the expense.
Same Property Portfolio
SPP NOI and Adjusted (Cash) NOI information allows us to evaluate the performance of our property portfolio under a consistent population by eliminating changes in the composition of our consolidated portfolio of properties. SPP NOI excludes certain non-property specific operating expenses that are allocated to each operating segment on a consolidated basis.
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
In addition, we present FFO on an adjusted basis before the impact of non-comparable items including, but not limited to, transaction-related items, impairments (recoveries) of non-depreciable assets, severance and related charges, prepayment costs (benefits) associated with early retirement or payment of debt, litigation costs (recoveries), casualty-related charges (recoveries), foreign currency remeasurement losses (gains) and changes in tax legislation (“FFO as adjusted”). Transaction-related items include transaction expenses and gains/charges incurred as a result of mergers and acquisitions and lease amendment or termination activities. Prepayment costs (benefits) associated with early retirement of debt include the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of debt. Management believes that FFO as adjusted provides a meaningful supplemental measurement of our FFO run-rate and is frequently used by analysts, investors and other interested parties in the evaluation of our performance as a REIT. At the same time that NAREIT created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe stockholders, potential investors and financial analysts who review our operating performance are best served by an FFO run-rate earnings measure that includes certain other adjustments to net income (loss), in addition to adjustments made to arrive at the NAREIT defined measure of FFO. FFO as adjusted is used by management in analyzing our business and the performance of our properties, and we believe it is important that stockholders, potential investors and financial analysts understand this measure used by management. We use FFO as adjusted to: (i) evaluate our performance in comparison with expected results and results of previous periods, relative to resource allocation decisions, (ii) evaluate the performance of our management, (iii) budget and forecast future results to assist in the allocation of resources, (iv) assess our performance as compared with similar real estate companies and the industry in general and (v) evaluate how a specific potential investment will impact our future results. Other REITs or real estate companies may use different methodologies for calculating an adjusted FFO measure, and accordingly, our FFO as adjusted may not be comparable to those reported by other REITs. For a reconciliation of net income (loss) to FFO and FFO as adjusted and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.
Funds Available for Distribution (“FAD”)
FAD is defined as FFO as adjusted after excluding the impact of the following: (i) amortization of deferred compensation expense, (ii) amortization of deferred financing costs, net, (iii) straight-line rents, (iv) amortization of acquired market lease intangibles, net, (v) non-cash interest related to DFLs and lease incentive amortization (reduction of straight-line rents), and (vi) deferred revenues, excluding amounts amortized into rental income that are associated with tenant funded improvements owned/recognized by us and up-front cash payments made by tenants to reduce their contractual rents. Also, FAD: (i) is computed after deducting recurring capital expenditures, including leasing costs and second generation tenant and capital improvements, and (ii) includes lease restructure payments and adjustments to compute our share of FAD from our unconsolidated joint ventures and those related to CCRC non-refundable entrance fees. Certain prior period amounts in the “Non-GAAP Financial Measures Reconciliation” below for FAD have been reclassified to conform to the current period presentation. More specifically, recurring capital expenditures, including leasing costs and second generation tenant and capital improvements ("FAD capital expenditures") excludes our share from unconsolidated joint ventures (currently reported in “other FAD adjustments”). Adjustments for joint ventures are calculated to reflect our pro-rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of FAD for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated joint ventures in which we do not own 100% of the equity by adjusting our FAD to remove the third party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods (see FFO above for further disclosure regarding our use of pro-rata share information and its limitations). Other REITs or real estate companies may use different methodologies for calculating FAD, and accordingly, our FAD may not be comparable to those reported by other REITs. Although our FAD computation may not be comparable to that of other REITs, management believes FAD provides a meaningful supplemental measure of our performance and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. We believe FAD is an alternative run-rate earnings measure that improves the understanding of our operating results among investors and makes comparisons with: (i) expected results, (ii) results of previous periods and (iii) results among REITS more meaningful. FAD does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as it excludes the following items which generally flow through our cash flows from operating activities: (i) adjustments for changes in working capital or the actual timing of the payment of income or expense items that are accrued in the period, (ii) transaction-related costs, (iii) litigation settlement expenses, (iv) severance-related expenses and (v) actual cash receipts from interest income recognized on loans receivable (in contrast to our FAD adjustment to exclude non-cash interest and depreciation related to our investments in direct financing leases). Furthermore, FAD is adjusted for recurring capital expenditures, which are generally not considered when determining cash flows from operations or liquidity. FAD is a non-GAAP supplemental financial measure and should not be considered as an alternative to net income (loss) determined in accordance with GAAP. For a reconciliation of net income (loss) to FAD and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.
Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017
Overview

Three Months Ended March 31, 2018 and 2017
The following table summarizes results for the three months ended March 31, 2018 and 2017 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017	Change
Net income (loss) applicable to common shares	$39,841	$460,375	$(420,534)
FFO	219,434	288,249	(68,815)
FFO as adjusted	227,352	240,172	(12,820)
FAD	201,736	218,555	(16,819)
Net income applicable to common shares (“EPS”) decreased primarily as a result of the following:

•	a reduction in net gain on sales of real estate during the first quarter of 2018 compared to the first quarter of 2017;

•	a loss on consolidation of seven care homes in the U.K. during the first quarter of 2018;

•	a gain on sale of our Four Seasons senior notes (“Four Seasons Notes”) during the first quarter of 2017, which was not replicated during the first quarter of 2018;

•	a reduction in NOI, primarily as a result of the sale of 64 senior housing triple-net assets during the first quarter of 2017;

•	a reduction in resident fees and services, partially offset by a reduction in operating expenses, due to the partial sale and deconsolidation of RIDEA II during the first quarter of 2017;

•	an increase in severance and related charges during the first quarter of 2018 related to the departure of our former Executive Chairman; and

•	a reduction in interest income due to the: (i) sale of our Tandem Mezzanine Loan in March 2018 and (ii) payoff of our HC-One Facility in June 2017.
The decrease in EPS was partially offset by:

•	increased NOI from our 2017 acquisitions, annual rent escalations and developments placed in service, primarily in our life science and medical office segments; and

•	a reduction in interest expense as a result of debt repayments primarily in the third quarter of 2017.
FFO decreased primarily as a result of the aforementioned events impacting EPS, except for gain on sales of real estate and the loss on consolidation of real estate, which are excluded from FFO.
FFO as adjusted decreased primarily as a result of the aforementioned events impacting FFO, except for the following, which are excluded from FFO as adjusted:

•	an increase in severance and related charges; and

•	a gain on sale of our Four Seasons Notes during the first quarter of 2017.
FAD decreased primarily as a result of the aforementioned events impacting FFO as adjusted, except for the impact of straight-line rents, which are excluded from FAD.
Segment Analysis
The tables below provide selected operating information for our SPP and total property portfolio for each of our business segments. Our SPP for the three months ended March 31, 2018 consists of 657 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2017 and that remained in operation under a consistent reporting structure through March 31, 2018. Our total property portfolio consists of 749 and 732 properties at March 31, 2018 and 2017, respectively.
Senior Housing Triple-Net

The following table summarizes results at and for the three months ended March 31, 2018 and 2017 (dollars in thousands, except per unit data):

	SPP			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2018	2017	Change	2018	2017	Change
Rental revenues(1)	$73,217	$70,222	$2,995	$74,289	$100,034	$(25,745)
Operating expenses	(146)	(128)	(18)	(1,045)	(1,111)	66
NOI	73,071	70,094	2,977	73,244	98,923	(25,679)
Adjustments to NOI	(1,849)	794	(2,643)	(1,865)	(1,839)	(26)
Adjusted NOI	$71,222	$70,888	$334	71,379	97,084	(25,705)
Non-SPP adjusted NOI				(157)	(26,196)	26,039
SPP adjusted NOI				$71,222	$70,888	$334
Adjusted NOI % change			0.5%
Property count(2)	179	179		181	209
Average capacity (units)(3)	18,123	18,136		18,331	26,435
Average annual rent per unit	$15,752	$15,663		$15,803	$14,858
_______________________________________

(1)	Represents rental and related revenues and income from DFLs.

(2)	From our 2017 presentation of SPP, we removed four senior housing properties from SPP that were classified as held for sale and 24 senior housing properties that we transitioned to SHOP.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
SPP NOI and Adjusted NOI increased primarily as a result of annual rent escalations. The increase in Adjusted NOI was partially offset by rent reductions under the Brookdale Transactions.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the following Non-SPP impacts:

•	senior housing triple-net facilities sold during 2017; and

•	the transfer of 24 senior housing triple-net facilities to our SHOP segment during 2017.
The decrease to Total Portfolio NOI and Adjusted NOI is partially offset by the aforementioned increases to SPP.
Senior Housing Operating Portfolio

The following table summarizes results at and for the three months ended March 31, 2018 and 2017 (dollars in thousands, except per unit data):

	SPP			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2018	2017	Change	2018	2017	Change
Rental revenues(1)	$108,944	$108,782	$162	$144,670	$140,228	$4,442
Operating expenses	(74,291)	(71,067)	(3,224)	(101,746)	(94,539)	(7,207)
NOI	34,653	37,715	(3,062)	42,924	45,689	(2,765)
Adjustments to NOI	393	(291)	684	(1,607)	(310)	(1,297)
Adjusted NOI	$35,046	$37,424	$(2,378)	41,317	45,379	(4,062)
Non-SPP adjusted NOI				(6,271)	(7,955)	1,684
SPP adjusted NOI				$35,046	$37,424	$(2,378)
Adjusted NOI % change			(6.4)%
Property count(2)	69	69		100	81
Average capacity (units)(3)	10,317	10,333		13,597	13,091
Average annual rent per unit	$48,559	$47,003		$49,103	$48,576
_______________________________________

(1)	Represents resident fees and services.

(2)	From our 2017 presentation of SPP, we removed two SHOP properties from SPP that were sold and three SHOP properties were classified as held for sale.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
SPP NOI and Adjusted NOI decreased primarily as a result of the following:

•	occupancy declines and higher labor costs; partially offset by

•	increased rates for resident fees.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the aforementioned decreases to SPP and the following:

•	decreased non-SPP income from our partial sale of RIDEA II in the first quarter of 2017; partially offset by

•	non-SPP income for 24 senior housing triple-net assets transferred to SHOP during 2017.

Life Science

The following table summarizes results at and for the three months ended March 31, 2018 and 2017 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2018	2017	Change	2018	2017	Change
Rental revenues(1)	$75,584	$73,894	$1,690	$99,622	$85,321	$14,301
Operating expenses	(15,428)	(14,424)	(1,004)	(21,809)	(17,319)	(4,490)
NOI	60,156	59,470	686	77,813	68,002	9,811
Adjustments to NOI	(64)	379	(443)	(3,751)	(305)	(3,446)
Adjusted NOI	$60,092	$59,849	$243	74,062	67,697	6,365
Non-SPP adjusted NOI				(13,970)	(7,848)	(6,122)
SPP adjusted NOI				$60,092	$59,849	$243
Adjusted NOI % change			0.4%
Property count(2)	108	108		131	124
Average occupancy	94.6%	95.9%		93.7%	96.2%
Average occupied square feet	6,010	6,091		7,289	6,682
Average annual total revenues per occupied square foot	$50	$49		$53	$51
Average annual base rent per occupied square foot	$41	$40		$43	$42
_______________________________________

(1)	Represents rental and related revenues and tenant recoveries.

(2)
From our 2017 presentation of SPP, we removed a life science facility that was sold and a life science facility that was placed in redevelopment. Our 2017 total portfolio property count has been adjusted to include eight properties in development as of March 31, 2017.

SPP NOI and Adjusted NOI increased primarily as a result of annual rent escalations, partially offset by a mark-to-market rent decrease on a 147,000 square foot lease in South San Francisco.
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following impacts to Non-SPP:

•	increased income from: (i) increased occupancy in portions of a development placed into operations in 2017 and 2018 and (ii) acquisitions in 2017; partially offset by

•	decreased income from the placement of life science facilities into redevelopment in 2017 and 2018 and the sale of life science facilities in 2017.

Medical Office

The following table summarizes results at and for the three months ended March 31, 2018 and 2017 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2018	2017	Change	2018	2017	Change
Rental revenues(1)	$104,626	$103,240	$1,386	$123,935	$118,371	$5,564
Operating expenses	(37,845)	(37,202)	(643)	(46,696)	(44,864)	(1,832)
NOI	66,781	66,038	743	77,239	73,507	3,732
Adjustments to NOI	(393)	(678)	285	(1,071)	(961)	(110)
Adjusted NOI	$66,388	$65,360	$1,028	76,168	72,546	3,622
Non-SPP adjusted NOI				(9,780)	(7,186)	(2,594)
SPP adjusted NOI				$66,388	$65,360	$1,028
Adjusted NOI % change			1.6%
Property count(2)	225	225		254	242
Average occupancy	92.1%	92.5%		91.9%	91.9%
Average occupied square feet	15,007	15,174		16,969	16,658
Average annual total revenues per occupied square foot	$28	$27		$29	$28
Average annual base rent per occupied square foot	$23	$23		$24	$24
_______________________________________

(1)	Represents rental and related revenues and tenant recoveries.

(2)
From our 2017 presentation of SPP, we removed four MOBs that were sold and four MOBs that were placed into redevelopment. Our 2017 property count has been adjusted to include four properties in development as of March 31, 2017.

SPP NOI and Adjusted NOI increased primarily as a result of mark-to-market lease renewals. Additionally, SPP adjusted NOI increased as a result of annual rent escalations.
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following impacts to Non-SPP:

•	increased income from our 2017 acquisitions; and

•	increased occupancy in former redevelopment and development properties that have been placed into operations; partially offset by

•	decreased income from the sale of four MOBs during 2017.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Interest income	$6,365	$18,331	$(11,966)
Interest expense	75,102	86,718	(11,616)
Depreciation and amortization	143,250	136,554	6,696
General and administrative	29,175	22,478	6,697
Transaction costs	2,195	1,057	1,138
Gain (loss) on sales of real estate, net	20,815	317,258	(296,443)
Other income (expense), net	(40,407)	51,208	(91,615)
Income tax benefit (expense)	5,336	6,162	(826)
Equity income (loss) from unconsolidated joint ventures	570	3,269	(2,699)
Noncontrolling interests’ share in earnings	(3,005)	(3,032)	27
Interest income
Interest income decreased for the three months ended March 31, 2018 as a result of: (i) decreased interest received from our Tandem Mezzanine Loan during the first quarter of 2018, and (ii) the payoff of our HC-One Facility in June 2017.
Interest expense
Interest expense decreased for the three months ended March 31, 2018 as a result of senior unsecured notes, term loan and mortgage debt repayments, which occurred primarily in the third quarter of 2017, partially offset by an increased line of credit balance during the first quarter of 2018.
Approximately 83% and 94% of our total debt, inclusive of $43 million and $321 million of variable rate debt swapped to fixed through interest rate swaps, was fixed rate debt as of March 31, 2018 and 2017, respectively. At March 31, 2018, our fixed rate debt and variable rate debt had weighted average interest rates of 4.20% and 2.78%, respectively. At March 31, 2017, our fixed rate debt and variable rate debt had weighted average interest rates of 4.26% and 1.65%, respectively. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
Depreciation and amortization expense
Depreciation and amortization expense increased for the three months ended March 31, 2018 primarily as a result of: (i) assets acquired during 2017 and (ii) development and redevelopment projects placed into operations during 2017 and 2018, partially offset by: (i) the deconsolidation of RIDEA II during the first quarter of 2017 and (ii) dispositions of real estate throughout 2017.
General and administrative expenses
General and administrative expenses increased for the three months ended March 31, 2018 primarily as a result of severance and related charges resulting from the departure of our former Executive Chairman in March 2018.
Gain (loss) on sales of real estate, net
During the three months ended March 31, 2018, we sold two SHOP facilities and recognized total net gain on sales of real estate of $21 million. During the three months ended March 31, 2017, we sold 64 senior housing triple-net assets, four life science facilities, and a 40% interest in RIDEA II and recognized total net gain on sales of real estate of $317 million.
Other income (expense), net
Other income (expense), net, decreased for the three months ended March 31, 2018 primarily as a result of: (i) a loss on consolidation of seven U.K. care homes in March 2018 (see Note 15 to the Consolidated Financial Statements for additional information) and (ii) a gain on sale of our Four Seasons Notes in March 2017. The decrease in other income (expense), net was partially offset by the impairment recovery upon sale of our Tandem Mezzanine Loan during the first quarter of 2018.

Equity income (loss) from unconsolidated joint ventures
The decrease in equity income from unconsolidated joint ventures for the three months ended March 31, 2018 was the result of decreased income primarily from our investments in RIDEA II and the CCRC JV.
Liquidity and Capital Resources
We anticipate that our cash flow from operations, available cash balances and cash from our various financing activities will be adequate for at least the next 12 months for purposes of: (i) funding recurring operating expenses; (ii) meeting debt service requirements; and (iii) satisfying our distributions to our stockholders and non-controlling interest members.
Our principal investing needs for the next 12 months are to:

•	fund capital expenditures, including tenant improvements and leasing costs; and

•	fund future acquisition, transactional and development activities.
We anticipate satisfying these future investing needs using one or more of the following:

•	sale or exchange of ownership interests in properties;

•	draws on our credit facilities;

•	issuance of additional debt, including unsecured notes and mortgage debt; and/or

•	issuance of common or preferred stock.
Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our credit ratings. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. At April 30, 2018, we had a credit rating of BBB from Fitch, Baa2 from Moody’s and BBB from S&P Global on our senior unsecured debt securities.
Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Net cash provided by (used in) operating activities	$196,164	$193,129	$3,035
Net cash provided by (used in) investing activities	10,728	1,733,763	(1,723,035)
Net cash provided by (used in) financing activities	(171,238)	(1,238,969)	1,067,731
Operating Cash Flows
The decrease in operating cash flow is primarily the result of: (i) decreased NOI related to dispositions during 2017, including the sale of 64 senior housing triple-net assets during the first quarter of 2017 and (ii) a reduction in resident fees and services, partially offset by a reduction in operating expenses, due to the partial sale and deconsolidation of RIDEA II during the first quarter of 2017. The decline in operating cash flow is partially offset by (i) 2017 acquisitions, (ii) annual rent increases, (iii) developments and redevelopments placed in service during 2017 and the first quarter of 2018, and (iv) decreased interest paid as a result of debt repayments during 2017. Our cash flow from operations is dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.
Investing Cash Flows
The following are significant investing activities for the three months ended March 31, 2018:

•	received net proceeds of $163 million primarily from the sale of our Tandem Mezzanine Loan and real estate; and

•	made investments of $159 million primarily for the development of real estate.

The following are significant investing activities for the three months ended March 31, 2017:

•	received net proceeds of $1.7 billion from the sale of real estate, including the sale and recapitalization of RIDEA II;

•	received net proceeds of $185 million primarily from the sale of our Four Seasons investments and DFL repayment; and

•	made investments of $121 million primarily for the development of real estate.
Financing Cash Flows
The following are significant financing activities for the three months ended March 31, 2018:

•	made net borrowings of $70 million under our bank line of credit;

•	paid $63 million to purchase Brookdale’s noncontrolling interest in RIDEA I; and

•	paid cash dividends on common stock of $174 million.
The following are significant financing activities for the three months ended March 31, 2017:

•	made net repayments of $1.1 billion under our bank line of credit, term loans and mortgage debt; and

•	paid dividends on common stock of $174 million.
Debt

See Note 9 in the Consolidated Financial Statements for information about our outstanding debt.
See “2018 Transaction Overview” for further information regarding our significant financing activities through May 3, 2018.
Equity

At March 31, 2018, we had 470 million shares of common stock outstanding, equity totaled $5.5 billion, and our equity securities had a market value of $11.1 billion.
At March 31, 2018, non-managing members held an aggregate of 4 million units in five limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At March 31, 2018, the DownREIT units were convertible into 7 million shares of our common stock.
At-The-Market Program
In June 2015, we established an at-the-market program, in connection with the renewal of our shelf registration statement. Under this program, we may sell shares of our common stock from time to time having an aggregate gross sales price of up to $750 million through a consortium of banks acting as sales agents or directly to the banks acting as principals. There was no activity during the three months ended March 31, 2018 and, at March 31, 2018, $676 million of our common stock remained available for sale under the at-the-market program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under our program.
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

Off-Balance Sheet Arrangements
We own interests in certain unconsolidated JVs as described in Note 7 to the Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment in the JV and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except for commitments and operating leases included in our Annual Report on Form 10-K for the year ended December 31, 2017 in “Contractual Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO, FFO as adjusted and FAD (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net income (loss) applicable to common shares	$39,841	$460,375
Real estate related depreciation and amortization	143,250	136,554
Real estate related depreciation and amortization on unconsolidated joint ventures	17,388	15,039
Real estate related depreciation and amortization on noncontrolling interests and other	(2,543)	(3,972)
Other depreciation and amortization	1,296	3,010
Loss (gain) on sales of real estate, net	(20,815)	(317,258)
Loss (gain) upon consolidation of real estate, net(1)	41,017	—
Taxes associated with real estate dispositions(2)	—	(5,499)
FFO applicable to common shares	219,434	288,249
Distributions on dilutive convertible units	—	2,803
Diluted FFO applicable to common shares	$219,434	$291,052

Weighted average shares outstanding - diluted FFO	469,695	475,173

Impact of adjustments to FFO:
Transaction-related items	$1,942	$1,057
Other impairments (recoveries), net(3)	(3,298)	(50,895)
Severance and related charges(4)	8,738	—
Litigation costs	406	1,838
Foreign currency remeasurement losses (gains)	130	(77)
Total adjustments	$7,918	$(48,077)

FFO as adjusted applicable to common shares	$227,352	$240,172
Distributions on dilutive convertible units and other	1,711	2,877
Diluted FFO as adjusted applicable to common shares	$229,063	$243,049

Weighted average shares outstanding - diluted FFO as adjusted	474,363	475,173

	Three Months Ended March 31,
	2018	2017
FFO as adjusted applicable to common shares	$227,352	$240,172
Amortization of deferred compensation(5)	3,420	3,765
Amortization of deferred financing costs	3,336	3,858
Straight-line rents	(10,686)	(7,396)
FAD capital expenditures(6)	(19,118)	(22,077)
Lease restructure payments	299	540
CCRC entrance fees(7)	3,027	3,649
Deferred income taxes	(2,140)	(2,374)
Other FAD adjustments	(3,754)	(1,582)
FAD applicable to common shares	201,736	218,555
Distributions on dilutive convertible units	—	2,803
Diluted FAD applicable to common shares	$201,736	$221,358

	Three Months Ended March 31,
	2018	2017
Diluted earnings per common share	$0.08	$0.97
Depreciation and amortization	0.34	0.32
Loss (gain) on sales of real estate, net	(0.04)	(0.67)
Loss (gain) upon consolidation of real estate, net(1)	0.09	—
Taxes associated with real estate dispositions(2)	—	(0.01)
Diluted FFO per common share	$0.47	$0.61
Other impairments (recoveries), net(3)	(0.01)	(0.10)
Severance and related charges(4)	0.02	—
Diluted FFO as adjusted per common share	$0.48	$0.51
_______________________________________

(1)	For the three months ended March 31, 2018, represents the loss on consolidation of seven U.K. care homes.

(2)	For the three months ended March 31, 2017, represents income tax benefit associated with the disposition of real estate assets in our RIDEA II transaction.

(3)
For the three months ended March 31, 2018, represents the impairment recovery upon sale of our Tandem Health Care mezzanine loan ("Tandem Mezzanine Loan") in March 2018. For the three months ended March 31, 2017, represents the impairment recovery upon the sale of our Four Seasons Health Care senior notes in the first quarter of 2017.

(4)	For the three months ended March 31, 2018, relates to the departure of our former Executive Chairman, including $6 million of cash severance and $3 million of equity award vestings.

(5)
Excludes $3 million related to the acceleration of deferred compensation for restricted stock units that vested upon the departure of our former Executive Chairman, which is included in severance and related charges for the three months ended March 31, 2018.

(6)	Excludes our share of recurring capital expenditures, leasing costs, and tenant and capital improvements from unconsolidated joint ventures (reported in "Other FAD adjustments").

(7)	Represents our 49% share of non-refundable entrance fees as the fees are collected by our CCRC JV, net of reserves and CCRC JV entrance fee amortization.

For a reconciliation of NOI and Adjusted NOI to net income (loss), refer to Note 12 to the Consolidated Financial Statements. For a reconciliation of SPP NOI and Adjusted NOI to total portfolio NOI and Adjusted NOI by segment, refer to the analysis of each segment in “Results of Operations” above.
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2017 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements. There have been no significant changes to our critical accounting policies during 2018.
Recent Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for the impact of new accounting standards.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates and foreign currency exchange rates, specifically the British pound sterling (“GBP”). We use derivative financial instruments in the normal course of business to mitigate interest rate and foreign currency risk. We do not use derivative financial instruments for speculative or trading purposes. Derivatives are recorded on the consolidated balance sheets at fair value (see Note 18 to the Consolidated Financial Statements).
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
Interest Rate Risk.  At March 31, 2018, our exposure to interest rate risk is primarily on our variable rate debt. At March 31, 2018, $43 million of our variable-rate debt was hedged by interest rate swap transactions. The interest rate swaps are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable-rate debt to fixed interest rates.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. A one percentage point increase or decrease in interest rates would change the fair value of our fixed rate debt by approximately $278 million and $340 million, respectively, and would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance at March 31, 2018, our annual interest expense and interest income would increase by approximately $13 million and $1 million, respectively.
Foreign Currency Risk.  At March 31, 2018, our exposure to foreign currencies primarily relates to U.K. investments in leased real estate, loans receivables and related GBP denominated cash flows. Our foreign currency exposure is partially mitigated through the use of GBP-denominated borrowings and a foreign currency swap contract. Based solely on our operating results for the three months ended March 31, 2018, including the impact of existing hedging arrangements, if the value of the GBP relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the quarter ended March 31, 2018, our cash flows would have decreased or increased, as applicable, by less than $1 million.
Market Risk.  We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At March 31, 2018, both the fair value and carrying value of marketable debt securities was $19 million.

Item 4.  Controls and Procedures
Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.
Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See the “Legal Proceedings” section of Note 10 to the Consolidated Financial Statements for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
Item 1A.  Risk Factors
There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)
None.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf during the three months ended March 31, 2018.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
January 1-31, 2018	44	$23.33	—	—
February 1-28, 2018	83,997	23.30	—	—
March 1-31, 2018	8,572	21.64	—	—
Total	92,613	25.41	—	—
_______________________________________

(1)
Represents shares of our common stock withheld under our equity incentive plans to offset tax withholding obligations that occur upon vesting of restricted shares. The value of the shares withheld is based on the closing price of our common stock on the last trading day prior to the date the relevant transaction occurs.

Item 6. Exhibits

2.1
Separation and Distribution Agreement, dated October 31, 2016, by and between HCP and Quality Care Properties, Inc. (incorporated herein by reference to Exhibit 2.1 to HCP’s Current Report on Form 8-K filed October 31, 2016).

3.1
Articles of Restatement of HCP, dated June 1, 2012, as supplemented by the Articles Supplementary, dated July 31, 2017 (incorporated herein by reference to Exhibit 3.1 to HCP’s Quarterly Report on Form 10-Q filed November 2, 2017).

3.2	Fifth Amended and Restated Bylaws of HCP, as amended through July 27, 2017 (incorporated herein by reference to Exhibit 3.2 to HCP’s Quarterly Report on Form 10-Q filed November 2, 2017).

10.1	Amendment No. 1 to HCP, Inc. 2014 Performance Incentive Plan.*

10.2	Form of 2014 Performance Incentive Plan 3-Year LTIP RSU Agreement (adopted 2018).*

10.3	Form of 2014 Performance Incentive Plan Retentive LTIP RSU Agreement (adopted 2018).*

31.1	Certification by Thomas M. Herzog, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Peter A. Scott, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Thomas M. Herzog, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Peter A. Scott, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
_______________________________________
*       Filed herewith.
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2018	HCP, Inc.

(Registrant)

/s/ THOMAS M. HERZOG
Thomas M. Herzog
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PETER A. SCOTT
Peter A. Scott
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)