Form 10-Q
period 2018-06-30
HCP, INC.
filed 2018-08-02
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2018
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☐ NO ☒
At July 31, 2018, there were 469,832,569 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

HCP, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Real estate:
Buildings and improvements	$10,683,541	$11,239,732
Development costs and construction in progress	373,818	447,976
Land	1,655,012	1,785,865
Accumulated depreciation and amortization	(2,750,351)	(2,741,695)
Net real estate	9,962,020	10,731,878
Net investment in direct financing leases	712,570	714,352
Loans receivable, net	38,691	313,326
Investments in and advances to unconsolidated joint ventures	628,607	800,840
Accounts receivable, net of allowance of $4,755 and $4,425, respectively	43,965	40,733
Cash and cash equivalents	91,381	55,306
Restricted cash	30,548	26,897
Intangible assets, net	294,056	410,082
Assets held for sale, net	692,702	417,014
Proceeds receivable from U.K. JV transaction	402,447	—
Other assets, net	554,400	578,033
Total assets	$13,451,387	$14,088,461
LIABILITIES AND EQUITY
Bank line of credit	$545,226	$1,017,076
Term loan	222,923	228,288
Senior unsecured notes	6,401,502	6,396,451
Mortgage debt	140,321	144,486
Other debt	93,070	94,165
Intangible liabilities, net	49,976	52,579
Liabilities of assets held for sale, net	10,357	14,031
Accounts payable and accrued liabilities	398,920	401,738
Deferred revenue	172,369	144,709
Total liabilities	8,034,664	8,493,523
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 469,829,639 and 469,435,678 shares issued and outstanding, respectively	469,830	469,436
Additional paid-in capital	8,187,385	8,226,113
Cumulative dividends in excess of earnings	(3,509,641)	(3,370,520)
Accumulated other comprehensive income (loss)	(4,080)	(24,024)
Total stockholders' equity	5,143,494	5,301,005
Joint venture partners	96,341	117,045
Non-managing member unitholders	176,888	176,888
Total noncontrolling interests	273,229	293,933
Total equity	5,416,723	5,594,938
Total liabilities and equity	$13,451,387	$14,088,461

See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental and related revenues	$279,056	$263,820	$558,634	$550,038
Tenant recoveries	38,784	35,259	75,958	68,934
Resident fees and services	136,774	125,416	279,588	265,648
Income from direct financing leases	13,490	13,564	26,756	27,276
Interest income	1,447	20,869	7,812	39,200
Total revenues	469,551	458,928	948,748	951,096
Costs and expenses:
Interest expense	73,038	77,788	148,140	164,506
Depreciation and amortization	143,292	130,751	286,542	267,305
Operating	173,866	153,163	346,418	312,244
General and administrative	22,514	21,286	51,689	43,764
Transaction costs	2,404	867	4,599	1,924
Impairments (recoveries), net	13,912	56,682	13,912	56,682
Total costs and expenses	429,026	440,537	851,300	846,425
Other income (expense):
Gain (loss) on sales of real estate, net	46,064	412	66,879	317,670
Other income (expense), net	1,786	71	(38,621)	51,279
Total other income (expense), net	47,850	483	28,258	368,949
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	88,375	18,874	125,706	473,620
Income tax benefit (expense)	4,654	2,987	9,990	9,149
Equity income (loss) from unconsolidated joint ventures	(101)	240	469	3,509
Net income (loss)	92,928	22,101	136,165	486,278
Noncontrolling interests' share in earnings	(2,986)	(2,718)	(5,991)	(5,750)
Net income (loss) attributable to HCP, Inc.	89,942	19,383	130,174	480,528
Participating securities' share in earnings	(461)	(100)	(852)	(674)
Net income (loss) applicable to common shares	$89,481	$19,283	$129,322	$479,854
Earnings per common share:
Basic	$0.19	$0.04	$0.28	$1.02
Diluted	$0.19	$0.04	$0.28	$1.02
Weighted average shares outstanding:
Basic	469,769	468,646	469,664	468,474
Diluted	469,941	468,839	469,799	473,366

Dividends declared per common share	$0.37	$0.37	$0.74	$0.74
See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$92,928	$22,101	$136,165	$486,278

Other comprehensive income (loss):
Net unrealized gains (losses) on cash flow hedges	10,793	(6,131)	5,629	(6,433)
Reclassification adjustment realized in net income (loss)	17,683	(193)	17,808	20
Change in Supplemental Executive Retirement Plan obligation and other	78	71	182	154
Foreign currency translation adjustment	(11,327)	7,622	(3,675)	8,612
Total other comprehensive income (loss)	17,227	1,369	19,944	2,353
Total comprehensive income (loss)	110,155	23,470	156,109	488,631
Total comprehensive income (loss) attributable to noncontrolling interests	(2,986)	(2,718)	(5,991)	(5,750)
Total comprehensive income (loss) attributable to HCP, Inc.	$107,169	$20,752	$150,118	$482,881
See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
December 31, 2017	469,436	$469,436	$8,226,113	$(3,370,520)	$(24,024)	$5,301,005	$293,933	$5,594,938
Impact of adoption of ASU No. 2017-05(1)	—	—	—	79,144	—	79,144	—	79,144
January 1, 2018	469,436	$469,436	$8,226,113	$(3,291,376)	$(24,024)	$5,380,149	$293,933	$5,674,082
Net income (loss)	—	—	—	130,174	—	130,174	5,991	136,165
Other comprehensive income (loss)	—	—	—	—	19,944	19,944	—	19,944
Issuance of common stock, net	511	511	2,922	—	—	3,433	—	3,433
Repurchase of common stock	(117)	(117)	(2,661)	—	—	(2,778)	—	(2,778)
Amortization of deferred compensation	—	—	10,218	—	—	10,218	—	10,218
Common dividends ($0.74 per share)	—	—	—	(348,439)	—	(348,439)	—	(348,439)
Distributions to noncontrolling interest	—	—	—	—	—	—	(9,466)	(9,466)
Issuances of noncontrolling interest	—	—	—	—	—	—	995	995
Purchase of noncontrolling interest	—	—	(49,207)	—	—	(49,207)	(18,224)	(67,431)
June 30, 2018	469,830	$469,830	$8,187,385	$(3,509,641)	$(4,080)	$5,143,494	$273,229	$5,416,723

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
January 1, 2017	468,081	$468,081	$8,198,890	$(3,089,734)	$(29,642)	$5,547,595	$393,713	$5,941,308
Net income (loss)	—	—	—	480,528	—	480,528	5,750	486,278
Other comprehensive income (loss)	—	—	—	—	2,353	2,353	—	2,353
Issuance of common stock, net	850	850	12,443	—	—	13,293	—	13,293
Conversion of DownREIT units to common stock	68	68	2,003	—	—	2,071	(2,071)	—
Repurchase of common stock	(141)	(141)	(4,220)	—	—	(4,361)	—	(4,361)
Exercise of stock options	21	21	573	—	—	594	—	594
Amortization of deferred compensation	—	—	7,092	—	—	7,092	—	7,092
Common dividends ($0.74 per share)	—	—	—	(347,118)	—	(347,118)	—	(347,118)
Distributions to noncontrolling interest	—	—	—	—	—	—	(13,087)	(13,087)
Issuances of noncontrolling interest	—	—	—	—	—	—	650	650
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(58,061)	(58,061)
June 30, 2017	468,879	$468,879	$8,216,781	$(2,956,324)	$(27,289)	$5,702,047	$326,894	$6,028,941
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

See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$136,165	$486,278
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:	286,542	267,305
Amortization of deferred compensation	10,218	7,092
Amortization of deferred financing costs	6,690	7,702
Straight-line rents	(16,479)	(8,176)
Equity loss (income) from unconsolidated joint ventures	(469)	(3,509)
Distributions of earnings from unconsolidated joint ventures	13,911	18,528
Deferred income tax expense (benefit)	(7,388)	(12,472)
Impairments (recoveries), net	13,912	56,682
Loss (gain) on sales of real estate, net	(66,879)	(317,670)
Loss (gain) on consolidation, net	41,017	—
Loss (gain) on sale of marketable securities	—	(50,895)
Other non-cash items	(3,367)	(2,323)
Decrease (increase) in accounts receivable and other assets, net	(8,444)	(8,777)
Increase (decrease) in accounts payable and accrued liabilities	34,245	(8,176)
Net cash provided by (used in) operating activities	439,674	431,589
Cash flows from investing activities:
Acquisitions of real estate	(23,087)	(26,446)
Development and redevelopment of real estate	(229,831)	(157,898)
Leasing costs, tenant improvements, and recurring capital expenditures	(45,591)	(48,575)
Proceeds from sales of real estate, net	319,224	1,235,851
Contributions to unconsolidated joint ventures	(6,053)	(21,302)
Distributions in excess of earnings from unconsolidated joint ventures	15,344	1,609
Proceeds from the RIDEA II transaction, net	335,709	462,242
Proceeds from sales/principal repayments on debt investments and direct financing leases	132,429	549,759
Investments in loans receivable, direct financing leases and other	(6,376)	(18,433)
Net cash provided by (used in) investing activities	491,768	1,976,807
Cash flows from financing activities:
Borrowings under bank line of credit, net	453,000	(441,581)
Repayments under bank line of credit	(923,164)	(339,826)
Issuance and borrowings of debt, excluding bank line of credit	—	5,395
Repayments and repurchase of debt, excluding bank line of credit	(2,856)	(966,126)
Issuance of common stock and exercise of options	3,433	13,887
Repurchase of common stock	(2,778)	(4,361)
Dividends paid on common stock	(348,439)	(347,118)
Issuance of noncontrolling interests	995	650
Distributions to and purchase of noncontrolling interests	(71,931)	(13,087)
Net cash provided by (used in) financing activities	(891,740)	(2,092,167)
Effect of foreign exchanges on cash, cash equivalents and restricted cash	24	227
Net increase (decrease) in cash, cash equivalents and restricted cash	39,726	316,456
Cash, cash equivalents and restricted cash, beginning of period	82,203	136,990
Cash, cash equivalents and restricted cash, end of period	$121,929	$453,446
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
The consolidated financial statements include the accounts of HCP, Inc., its wholly-owned subsidiaries, joint ventures (“JVs”) and variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).
Recent Accounting Pronouncements
Revenue Recognition. Between May 2014 and February 2017, the Financial Accounting Standards Board (“FASB”) issued four ASUs changing the requirements for recognizing and reporting revenue (together, herein referred to as the “Revenue ASUs”): (i) ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), (ii) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), (iii) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), and (iv) ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-12 provides practical expedients and improvements on the previously narrow scope of ASU 2014-09. ASU 2017-05 clarifies the scope of the FASB’s guidance on nonfinancial asset derecognition and aligns the accounting for partial sales of nonfinancial assets and in-substance nonfinancial assets with the guidance in ASU 2014-09. The Company adopted the Revenue ASUs effective January 1, 2018 and utilized a modified retrospective adoption approach, resulting in a cumulative-effect adjustment to equity of $79 million as of January 1, 2018. Under the Revenue ASUs, the Company also elected to utilize a practical expedient which allows the Company to only reassess contracts that were not completed as of the adoption date, rather than all historical contracts.

As the primary source of revenue for the Company is generated through leasing arrangements, for which timing and recognition of revenue are excluded from the Revenue ASUs, the impact of the Revenue ASUs, upon and subsequent to adoption, is generally limited to the following:

•
The Company, along with its JV partners and independent SHOP operators, provide certain ancillary services to SHOP residents that are not contemplated in the lease with each resident (i.e., guest meals, concierge services, pharmacy services, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. The Company records ancillary service revenue within resident fees and services and, under the Revenue ASUs, is required to disclose, on an ongoing basis, ancillary service revenue generated from its RIDEA structures. Included within resident fees and services for the three months ended June 30, 2018 and 2017 is $10 million and $9 million, respectively, of ancillary service revenue. Included within resident fees and services for the six months ended June 30, 2018 and 2017 is $20 million and $19 million, respectively, of ancillary service revenue.

•
Prior to the adoption of the Revenue ASUs, the Company recognized a gain on sale of real estate using the full accrual method when collectibility of the sales price was reasonably assured, the Company was not obligated to perform additional activities that may be considered significant, the initial investment from the buyer was sufficient and other profit recognition criteria had been satisfied. The Company deferred all or a portion of a gain on sale of real estate if the requirements for gain recognition were not met at the time of sale. Subsequent to adopting the Revenue ASUs on January 1, 2018, the Company began recognizing a gain on sale of real estate upon transferring control of the asset to the purchaser, which is generally satisfied at the time of sale. In conjunction with its adoption of the Revenue ASUs, the Company reassessed its historical partial sale of real estate transactions to determine which transactions, if any, were not completed contracts (i.e., the transaction did not qualify for sale treatment under previous guidance). The Company concluded that it had one such material transaction, its partial sale of RIDEA II in the first quarter of 2017 (which was not a completed sale under historical guidance as of the Company's adoption date due to a minor obligation related to the interest sold). In accordance with the Revenue ASUs, the Company recorded its retained 40% equity investment at fair value as of the sale date. As a result, the Company recorded an adjustment to equity as of January 1, 2018 (under the modified retrospective transition approach) representing a step-up in the fair value of its equity investment in RIDEA II of $107 million (to a carrying value of $121 million as of January 1, 2018) and a $30 million impairment charge to decrease the carrying value to the sales price of the investment (see Note 4). The Company completed the sale of its equity investment in June 2018 and no longer holds an economic interest in RIDEA II. As such, the Revenue ASUs no longer have an impact on the Company’s consolidated financial position at June 30, 2018.

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

During the fourth quarter of 2017, the Company adopted ASU No. 2016-18, Restricted Cash (“ASU 2016-18”) and ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) (collectively, the “Cash Flow ASUs”). ASU 2016-18 requires an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows and ASU 2016-15 provides guidance clarifying how certain cash receipts and cash payments should be classified. The full retrospective adoption approach is required for the Cash Flow ASUs and, accordingly, certain line items in the Company’s consolidated statements of cash flows have been reclassified to conform to the current period presentation.

The following table illustrates changes in the Company’s cash flows as reported and as previously reported prior to the adoption of the Cash Flow ASUs during the fourth quarter of 2017 (in thousands):

	Six Months Ended June 30, 2017
	As Reported	As Previously Reported
Net cash provided by (used in) investing activities	$1,976,807	$1,957,586
Net increase (decrease) in balance(1)	316,456	297,235
Balance - beginning of period(1)	136,990	94,730
Balance - end of period(1)	453,446	391,965
_______________________________________

(1)
Amounts in the As Reported column include cash and cash equivalents and restricted cash as required upon the adoption of the Cash Flow ASUs. Amounts in the As Previously Reported column reflect only cash and cash equivalents.

In addition to the changes in the consolidated statements of cash flows as a result of the adoption of the Cash Flow ASUs, certain amounts within the consolidated statements of cash flows have been reclassified for prior periods to conform to the current period presentation. Such reclassifications primarily combined line items of similar classes of transactions and had no impact on cash flows from operating, investing and financing activities.
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the current accounting for leases to: (i) require lessees to put most leases on their balance sheets, but continue recognizing expenses on their income statements in a manner similar to requirements under current accounting guidance, (ii) eliminate current real estate specific lease provisions, and (iii) modify the classification criteria and accounting for sales-type leases for lessors. ASU 2016-02 is effective for fiscal years, and interim periods within, beginning after December 15, 2018. Early adoption is permitted. The transition method required by ASU 2016-02 varies based on the specific amendment being adopted. As a result of adopting ASU 2016-02, the Company: (i) will recognize all of its significant operating leases for which it is the lessee, including corporate office leases, equipment leases, and ground leases, on its consolidated balance sheets through a right-of-use asset and corresponding lease liability, and (ii) may be required to increase its revenue and expense for the amount of real estate taxes and insurance paid by its tenants under triple-net leases.
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
Additionally, in July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements (“ASU 2018-11”), which provides lessors with the option to elect a practical expedient allowing them to not separate lease and nonlease components in a contract for the purpose of revenue recognition and disclosure. This practical expedient is limited to circumstances in which: (i) the timing and pattern of transfer are the same for the nonlease component and the related lease component and (ii) the lease component, if accounted for separately, would be classified as an operating lease. This practical expedient causes an entity to assess whether a contract is predominantly lease or service based and recognize the entire contract under the relevant accounting guidance (i.e., predominantly lease based would be accounted for under ASU 2016-02 and predominantly service based would be accounted for under the Revenue ASUs). The Company plans to elect this practical expedient as well. The Company is still evaluating the complete impact of the adoption of ASU 2016-02 and ASU 2018-11 on January 1, 2019 to its consolidated financial position, results of operations and disclosures.
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

NOTE 3.  Master Transactions and Cooperation Agreement with Brookdale

Master Transactions and Cooperation Agreement with Brookdale
On November 1, 2017, the Company and Brookdale Senior Living Inc. (“Brookdale”) entered into a Master Transactions and Cooperation Agreement (the “MTCA”) to provide the Company with the ability to significantly reduce its concentration of assets leased to and/or managed by Brookdale (the “Brookdale Transactions”). Through a series of dispositions and transitions of assets currently leased to and/or managed by Brookdale, as contemplated by the MTCA and further described below, the Company’s exposure to Brookdale is expected to be significantly reduced.
In connection with the overall transaction pursuant to the MTCA, the Company (through certain of its subsidiaries), and Brookdale (through certain of its subsidiaries) (the “Lessee”) entered into an Amended and Restated Master Lease and Security Agreement (the “Amended Master Lease”), which amended and restated the then-existing triple-net leases between the parties for 78 assets, which accounted for primarily all of the assets subject to triple-net leases between the Company and the Lessee (before giving effect to the contemplated sale or transition of 34 assets discussed below). Under the Amended Master Lease, the Company has the benefit of a guaranty from Brookdale of the Lessee’s obligations and, upon a change in control, will have various additional protections under the MTCA and the Amended Master Lease including:

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
The Amended Master Lease preserves the renewal terms and, with certain exceptions, the rents under the previously existing triple-net leases. In addition, the Company and Brookdale agreed to the following:

•
The Company received the right to sell, or transition to other operators, 32 triple-net assets. If such sale or transition does not occur within one year of executing the MTCA, the triple-net lease with respect to such assets will convert to a cash flow lease (under which the Company will bear the risks and rewards of operating the assets) with a term of two years, provided that the Company has the right to terminate the cash flow lease at any time during the term without penalty;

•	The Company provided an aggregate $5 million annual reduction in rent on three assets, effective January 1, 2018; and

•	The Company would sell two triple-net assets to Brookdale or its affiliates for $35 million, both of which were sold in April 2018.

Also pursuant to the MTCA, the Company and Brookdale agreed to the following:

•
The Company, which owned 90% of the interests in its RIDEA I and RIDEA III JVs with Brookdale at the time the MTCA was executed, agreed to purchase Brookdale’s 10% noncontrolling interest in each JV for an aggregate purchase price of $95 million. At the time the MTCA was executed, these JVs collectively owned and operated 58 independent living, assisted living, memory care and/or skilled nursing facilities (the “RIDEA Facilities”). The Company completed its acquisitions of the RIDEA III noncontrolling interest for $32 million in December 2017 and the RIDEA I noncontrolling interest for $63 million in March 2018;

•
The Company received the right to sell, or transition to other managers, 36 of the RIDEA Facilities and terminate related management agreements with an affiliate of Brookdale without penalty. If the related management agreements are not terminated within one year of executing the MTCA, the base management fee (5% of gross revenues) increases by 1% of gross revenues per year over the following two years to a maximum of 7% of gross revenues;

•
The Company would sell four of the RIDEA Facilities to Brookdale or its affiliates for $240 million, one of which was sold in January 2018 for $32 million and the remaining three of which were sold in April 2018 for $208 million;

•
A Brookdale affiliate continues to manage the remaining 18 RIDEA Facilities pursuant to amended management agreements, which provide for extended terms on select assets, modified performance hurdles for extensions and incentive fees, and modified termination rights (including stricter performance-based termination rights, a staggered right to terminate seven agreements over a 10 year period beginning in 2021, and a right to terminate at will upon payment of a termination fee, in lieu of sale-related termination rights), and two other existing facilities managed in separate RIDEA structures; and

•
The Company received the right to sell, to certain permitted transferees, its 49% ownership interest in JVs that own and operate a portfolio of continuing care retirement communities (the “CCRC Portfolio”) and in which Brookdale owns the other 51% interest (the “CCRC JV”), subject to certain conditions and a right of first offer in favor of Brookdale. Brookdale will have a corresponding right to sell its 51% interest in the CCRC JV to certain permitted transferees, subject to certain conditions, a right of first offer and a right to terminate management agreements following such sale of Brookdale’s interest, each in favor of HCP. Following a change in control of Brookdale, the Company will have the right to initiate a sale of the CCRC Portfolio, subject to certain rights of first offer and first refusal in favor of Brookdale.

In June 2018, the Company entered into definitive agreements with a third-party buyer to sell 11 senior housing triple-net assets (of the 32 noted above) and 11 RIDEA Facilities (of the 36 noted above) previously leased to Brookdale for total gross proceeds of $428 million. As part of this transaction, the buyer funded a $13 million nonrefundable deposit. The 11 senior housing triple-net assets and 11 RIDEA Facilities are classified as held for sale at June 30, 2018 and the Company anticipates the transaction will close in two installments, with one closing in the third quarter of 2018 and the other closing in the fourth quarter of 2018.
During the six months ended June 30, 2018, the Company terminated the previous management agreements or leases with Brookdale on 24 assets and completed the transition of 14 SHOP assets and 10 senior housing triple-net assets to other managers. Additionally, subsequent to June 30, 2018, the Company completed the transition of one SHOP asset and three senior housing triple-net assets.
NOTE 4.  Real Estate Transactions

Dispositions of Real Estate
Held for Sale
At June 30, 2018, 25 SHOP facilities, 11 senior housing triple-net facilities, four life science facilities and one undeveloped life science land parcel were classified as held for sale, with an aggregate carrying value of $693 million, primarily comprised of real estate assets of $652 million, net of accumulated depreciation of $184 million. At December 31, 2017, two senior housing triple-net facilities, four life science facilities and six SHOP facilities were classified as held for sale, with an aggregate carrying value of $417 million, primarily comprised of real estate assets of $393 million, net of accumulated depreciation of $93 million. Liabilities of assets held for sale is primarily comprised of intangible and other liabilities at both June 30, 2018 and December 31, 2017.
RIDEA II Sale Transaction
In January 2017, the Company completed the contribution of its ownership interest in RIDEA II to an unconsolidated JV owned by HCP and an investor group led by Columbia Pacific Advisors, LLC (“CPA”) (the “HCP/CPA JV”). Also in January 2017, RIDEA II was recapitalized with $602 million of debt, of which $360 million was provided by a third-party and $242 million was provided by HCP. In return for both transaction elements, the Company received combined proceeds of $480 million from the HCP/CPA JV and $242 million in loans receivable and retained an approximately 40% ownership interest in RIDEA II. This transaction resulted in the Company deconsolidating the net assets of RIDEA II and recognizing a net gain on sale of $99 million.

Refer to Note 2 for the impact of adopting the Revenue ASUs on January 1, 2018 to the Company’s partial sale of RIDEA II in the first quarter of 2017.
On November 1, 2017, the Company entered into a definitive agreement with an investor group led by CPA to sell its remaining 40% ownership interest in RIDEA II for $90 million and cause CPA to refinance the Company’s $242 million of loans receivable from RIDEA II. The Company completed the transaction in June 2018, resulting in proceeds of $332 million. The Company no longer holds an economic interest in RIDEA II.
U.K. Portfolio
In June 2018, the Company closed on the previously announced joint venture with an institutional investor (the “U.K. JV”) through which the Company sold a 51% interest in substantially all United Kingdom (“U.K.”) assets previously owned by the Company (the “U.K. Portfolio”) based on a total value of £382 million ($507 million). The Company retained a 49% noncontrolling interest in the joint venture and received total proceeds of $402 million, including proceeds from the refinancing of the Company’s previously held intercompany loans. Upon closing the U.K. JV, the Company deconsolidated the U.K. Portfolio, recognized its retained noncontrolling interest investment at fair value ($105 million) and recognized a gain on sale of $11 million, net of $17 million of cumulative foreign currency translation reclassified from other comprehensive income (see Note 18 for the reclassification impact of the Company’s hedge of its net investment in the U.K.). The U.K. JV provides numerous mechanisms by which the joint venture partner can acquire the Company’s remaining interest in the U.K. JV. The fair value of the Company’s retained noncontrolling interest investment is based on Level 2 measurements within the fair value hierarchy.
Although the U.K. JV closed on June 29, 2018, the Company was unable to access the proceeds held in escrow until July 2, 2018. As such, at June 30, 2018, the Company held a $402 million receivable from the escrow agent. On July 2, 2018, the Company received the full amount of proceeds in satisfaction of the receivable. The U.K. JV transaction is therefore treated as a non-cash transaction on the consolidated statement of cash flows for the six months ended June 30, 2018.
Additionally, the Company is marketing for sale its remaining £11 million development loan to Maria Mallaband Care Group (“MMCG”). Upon sale, the Company’s only remaining investment in the U.K. will be its noncontrolling interest investment in the U.K. JV.
2018 Dispositions
In January 2018, the Company sold two SHOP assets for $35 million, resulting in gain on sales of $21 million (includes asset sales to Brookdale as discussed in Note 3 above).
In April 2018, the Company sold four SHOP assets and two senior housing triple-net assets for $266 million, resulting in gain on sales of $26 million (includes asset sales to Brookdale as discussed in Note 3 above).
In June 2018, the Company sold four SHOP assets for $38 million, resulting in no material gain or loss on sales.
In July 2018, the Company sold four life science assets in South San Francisco and four SHOP assets for $288 million and expects to recognize gain on sales of approximately $80 million during the third quarter of 2018.
2017 Dispositions
In January 2017, the Company sold four life science facilities in Salt Lake City, Utah for $76 million, resulting in a gain on sales of $45 million.
In March 2017, the Company sold 64 senior housing triple-net assets, previously under triple-net leases with Brookdale, for $1.125 billion to affiliates of Blackstone Real Estate Partners VIII, L.P., resulting in a gain on sale of $170 million.
In April 2017, the Company sold a land parcel in San Diego, California for $27 million and one life science building in San Diego, California for $5 million, resulting in total gain on sales of $1 million.
In August 2017, the Company sold two senior housing triple-net facilities for $15 million, resulting in gain on sales of $5 million.
In October 2017, the Company sold two senior housing triple-net facilities for $12 million, resulting in gain on sales of $7 million.
In November 2017, the Company sold one medical office building (“MOB”) for $11 million and one SHOP facility for $24 million, resulting in gain on sales of $29 million.
In December 2017, the Company sold three SHOP facilities for $17 million and two MOBs for $3 million, resulting in loss on sales of $2 million.
Investments in Real Estate
During the six months ended June 30, 2018, the Company acquired development rights on a land parcel in the Boston suburb of Lexington, Massachusetts for $21 million. The Company commenced a life science development on the land in 2018.

During the year ended December 31, 2017, the Company acquired 20 properties, the impact of which is summarized in the following table:

	Consideration		Assets Acquired
Segment	Cash Paid	Liabilities Assumed	Real Estate	Net Intangibles
SHOP	$44,258	$797	$37,940	$7,115
Life science	315,255	3,524	305,760	13,019
Medical office	201,240	1,104	184,115	18,229
	$560,753	$5,425	$527,815	$38,363
MOB JV
In July 2018, the Company and Morgan Stanley Real Estate Investment (“MSREI”) entered into definitive agreements to form a joint venture to own a portfolio of MOBs. To form the joint venture, MSREI expects to contribute cash and HCP expects to contribute nine wholly-owned MOBs (the “Contributed Assets”). The Contributed Assets are primarily located in Texas and Florida and are valued at approximately $320 million. The joint venture intends to use the cash contributed by MSREI to acquire an additional portfolio of MOBs in Greenville, South Carolina. Concurrent with acquiring the additional MOBs, the joint venture will enter into 10-year leases with an anchor tenant on each MOB, which will account for approximately 94% of the total leasable space in the portfolio. The Company expects to acquire the portfolio in South Carolina and enter into the new leases during the second half of 2018.
Impairments of Real Estate
During the second quarter 2018, in conjunction with classifying two underperforming SHOP portfolios as held for sale (13 assets total), the Company concluded that the assets were impaired and wrote-down the carrying value of the assets to each asset’s respective fair value less estimated costs to sell. Accordingly, the Company recognized a $6 million impairment charge during the second quarter of 2018. The fair value of the assets is based on contracted sales prices which are considered to be Level 2 measurements within the fair value hierarchy.
Additionally, during the second quarter 2018, in conjunction with classifying an undeveloped life science land parcel as held for sale, the Company concluded that the land was impaired and wrote-down its carrying value to fair value less estimated costs to sell. Accordingly, the Company recognized an $8 million impairment charge during the second quarter of 2018. The fair value of the asset is based on contracted sales prices which are considered to be Level 2 measurements within the fair value hierarchy.
NOTE 5.  Net Investment in Direct Financing Leases

Net investment in DFLs consisted of the following (dollars in thousands):

	June 30, 2018	December 31, 2017
Minimum lease payments receivable	$1,035,101	$1,062,452
Estimated residual value	504,457	504,457
Less unearned income	(826,988)	(852,557)
Net investment in direct financing leases	$712,570	$714,352
Properties subject to direct financing leases	29	29
In February 2017, the Company sold a hospital within a DFL in Palm Beach Gardens, Florida for $43 million to the current tenant and recognized a gain on sale of $4 million.

Direct Financing Lease Internal Ratings
The following table summarizes the Company’s internal ratings for DFLs at June 30, 2018 (dollars in thousands):

	Carrying Amount	Percentage of DFL Portfolio	Internal Ratings
Segment			Performing DFLs	Watch List DFLs	Workout DFLs
Senior housing triple-net	$627,966	88	$274,652	$353,314	$—
Other non-reportable segments	84,604	12	84,604	—	—
	$712,570	100	$359,256	$353,314	$—
Beginning September 30, 2013, the Company placed a 14-property senior housing triple-net DFL (the “DFL Watchlist Portfolio”) on nonaccrual status and “Watch List” status. The Company determined that the collection of all rental payments was and continues to be no longer reasonably assured; therefore, rental revenue for the DFL Watchlist Portfolio is being recognized on a cash basis. During both the three months ended June 30, 2018 and 2017, the Company recognized income from DFLs of $4 million and received cash payments of $5 million from the DFL Watchlist Portfolio. During both the six months ended June 30, 2018 and 2017, the Company recognized income from DFLs of $7 million and received cash payments of $9 million from the DFL Watchlist Portfolio. The carrying value of the DFL Watchlist Portfolio was $353 million and $356 million at June 30, 2018 and December 31, 2017, respectively.
NOTE 6.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	June 30, 2018			December 31, 2017
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine(1)	$—	$22,153	$22,153	$—	$269,299	$269,299
Other(2)	16,611	—	16,611	188,418	—	188,418
Unamortized discounts, fees and costs	—	(73)	(73)	—	(596)	(596)
Allowance for loan losses(3)	—	—	—	—	(143,795)	(143,795)
	$16,611	$22,080	$38,691	$188,418	$124,908	$313,326
_______________________________________

(1)	At June 30, 2018, the Company had $112 million remaining of commitments to fund a $115 million senior living development project.

(2)	Primarily includes loans denominated in British pound sterling (“GBP”). At December 31, 2017, includes the U.K. Bridge Loan discussed below.

(3)	Related to the Company’s mezzanine loan facility to Tandem Health Care discussed below.
Loans Receivable Internal Ratings
The following table summarizes the Company’s internal ratings for loans receivable at June 30, 2018 (dollars in thousands):

	Carrying Amount	Percentage of Loan Portfolio	Internal Ratings
Investment Type			Performing Loans	Watch List Loans	Workout Loans
Real estate secured	$16,611	43	$16,611	$—	$—
Other secured	22,080	57	22,080	—	—
	$38,691	100	$38,691	$—	$—
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
Tandem Health Care Loan
From July 2012 through May 2015, the Company funded, in aggregate, $257 million under a collateralized mezzanine loan facility (the “Mezzanine Loan”) to certain affiliates of Tandem Health Care (together with its affiliates, “Tandem”). During 2017, the Company recorded impairment charges totaling $144 million on the Mezzanine Loan. The decline in fair value driving each impairment charge was based primarily on declining operating results of the collateral underlying the Mezzanine Loan, as well as market and industry data, which reflected a declining trend in admissions and a continuing shift away from higher-rate Medicare plans in the post-acute/skilled nursing sector. The resulting carrying value of the Mezzanine Loan as of December 31, 2017 was $105 million. In conjunction with the declining operating results and industry trends, beginning in the first quarter of 2017, the Company elected to recognize interest income on a cash basis. During the three and six months ended June 30, 2017, the Company recognized interest income and received cash payments of $7 million and $14 million, respectively, from Tandem. During the six months ended June 30, 2018, the Company did not recognize interest income nor receive cash payments from Tandem.
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
In June 2018, the Company completed the process of exercising the above-mentioned call option. The seven care homes acquired through the call option were included in the U.K. JV transaction (see Note 4).
NOTE 7.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

		Carrying Amount
		June 30,	December 31,
Entity(1)	Ownership%	2018	2017
CCRC JV	49	$383,274	$400,241
RIDEA II(2)	40	—	259,651
U.K. JV	49	104,955	—
Life Science JVs(3)	50 - 63	64,814	65,581
MBK JV	50	36,781	38,005
Development JVs(4)	50 - 90	25,008	23,365
Medical Office JVs(5)	20 - 67	12,428	12,488
K&Y JVs(6)	80	1,336	1,283
Advances to unconsolidated joint ventures, net		11	226
		$628,607	$800,840
_______________________________________

(1)	These entities are not consolidated because the Company does not control, through voting rights or other means, the JVs.

(2)
Effective January 1, 2018, the Company increased its carrying value in RIDEA II as a net adjustment to retained earnings under its elected transition approach in accordance with the adoption of ASU 2017-05 (see Note 2). In June 2018, the Company sold its equity method investment in RIDEA II (see Note 4).

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
See Note 4 for discussion of the formation of the U.K. JV and the Company’s equity method investment.
NOTE 8.  Intangibles

Intangible assets primarily consist of lease-up intangibles, above market tenant lease intangibles and below market ground lease intangibles. Intangible liabilities primarily consist of below market lease intangibles and above market ground lease intangibles. The following tables summarize the Company’s intangible lease assets and liabilities (in thousands):

Intangible lease assets	June 30, 2018	December 31, 2017
Gross intangible lease assets	$590,494	$795,305
Accumulated depreciation and amortization	(296,438)	(385,223)
Intangible assets, net	$294,056	$410,082

Intangible lease liabilities	June 30, 2018	December 31, 2017
Gross intangible lease liabilities	$112,489	$126,212
Accumulated depreciation and amortization	(62,513)	(73,633)
Intangible liabilities, net	$49,976	$52,579
NOTE 9.  Debt

Bank Line of Credit and Term Loan
The Company’s $2.0 billion unsecured revolving line of credit facility (the “Facility”) matures on October 19, 2021 and contains two, six-month extension options. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends on the Company’s credit ratings. The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at June 30, 2018, the margin on the Facility was 1.00% and the facility fee was 0.20%. The Facility also includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. At June 30, 2018, the Company had $545 million, including £85 million ($112 million), outstanding under the Facility, with a weighted average effective interest rate of 3.09%.
At June 30, 2018, the Company had £169 million ($223 million) outstanding on its term loan, which accrues interest at a rate of GBP LIBOR plus 1.15%, subject to adjustments based on the Company’s credit ratings. On July 3, 2018, the Company exercised its one-time right to repay the outstanding GBP balance and re-borrow in U.S. Dollars (“USD”) with all other key terms unchanged, which resulted in repayment of the £169 million balance and re-borrowing of $224 million. The term loan continues to mature in January 2019 and contains a one-year committed extension option.
The Facility and term loan contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements: (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%; (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%; (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a Minimum Consolidated Tangible Net Worth of $6.5 billion. At June 30, 2018, the Company was in compliance with each of these restrictions and requirements of the Facility and term loan.
Senior Unsecured Notes
At June 30, 2018, the Company had senior unsecured notes outstanding with an aggregate principal balance of $6.5 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at June 30, 2018.
There were no senior unsecured notes repayments during the six months ended June 30, 2018.
On July 16, 2018, the Company repaid $700 million of its 5.375% senior notes due 2021, primarily using proceeds from the U.K. JV transaction and other asset sales (see Note 4), and expects to record a loss on debt extinguishment of approximately $44 million in the third quarter of 2018.

The following table summarizes the Company’s senior unsecured notes payoffs during the year ended December 31, 2017 (dollars in thousands):

Date	Amount	Coupon Rate
May 1, 2017	$250,000	5.625%
July 27, 2017	$500,000	5.375%
There were no senior unsecured notes issuances during the six months ended June 30, 2018 or year ended December 31, 2017.
Mortgage Debt
At June 30, 2018, the Company had $135 million in aggregate principal of mortgage debt outstanding, which is secured by 15 healthcare facilities (including redevelopment properties) with a carrying value of $284 million. In March 2017, the Company paid off $472 million of mortgage debt.
Mortgage debt generally requires monthly principal and interest payments, is collateralized by real estate assets and is generally non-recourse. Mortgage debt typically restricts transfer of the encumbered assets, prohibits additional liens, restricts prepayment, requires payment of real estate taxes, requires maintenance of the assets in good condition, requires insurance on the assets and includes conditions to obtain lender consent to enter into or terminate material leases. Some of the mortgage debt may require tenants or operators to maintain compliance with the applicable leases or operating agreements of such real estate assets.
Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at June 30, 2018 (in thousands):

Year	Bank Line of Credit(1)	Term Loan(2)	Senior Unsecured Notes(3)	Mortgage Debt(4)	Total(5)
2018 (six months)	$—	$—	$—	$1,710	$1,710
2019	—	223,131	450,000	3,561	676,692
2020	—	—	800,000	3,609	803,609
2021	545,226	—	700,000	10,957	1,256,183
2022	—	—	900,000	2,691	902,691
Thereafter	—	—	3,600,000	112,516	3,712,516
	545,226	223,131	6,450,000	135,044	7,353,401
(Discounts), premium and debt costs, net	—	(208)	(48,498)	5,277	(43,429)
	$545,226	$222,923	$6,401,502	$140,321	$7,309,972
_______________________________________

(1)	Includes £85 million translated into USD.

(2)	Represents £169 million translated into USD.

(3)
Effective interest rates on the notes ranged from 2.79% to 6.88% with a weighted average effective interest rate of 4.20% and a weighted average maturity of five years. On July 15, 2018, the Company repaid $700 million of its 5.375% senior unsecured notes due 2021 (see discussion above).

(4)	Interest rates on the mortgage debt ranged from 2.25% to 5.91% with a weighted average effective interest rate of 4.19% and a weighted average maturity of 19 years.

(5)	Excludes $93 million of other debt that have no scheduled maturities.
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

Class Action. On May 9, 2016, a purported stockholder of the Company filed a putative class action complaint, Boynton Beach Firefighters’ Pension Fund v. HCP, Inc., et al., Case No. 3:16-cv-01106-JJH, in the U.S. District Court for the Northern District of Ohio against the Company, certain of its officers, HCR ManorCare, Inc. (“HCRMC”), and certain of its officers, asserting violations of the federal securities laws. The suit asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and alleges that the Company made certain false or misleading statements relating to the value of and risks concerning its investment in HCRMC by allegedly failing to disclose that HCRMC had engaged in billing fraud, as alleged by the U.S. Department of Justice (“DoJ”) in a suit against HCRMC arising from the False Claims Act that the DoJ voluntarily dismissed with prejudice. The plaintiff in the class action suit demands compensatory damages (in an unspecified amount), costs and expenses (including attorneys’ fees and expert fees), and equitable, injunctive, or other relief as the Court deems just and proper. On November 28, 2017, the Court appointed Societe Generale Securities GmbH (SGSS Germany) and the City of Birmingham Retirement and Relief Systems (Birmingham) as Co-Lead Plaintiffs in the class action. The motion to dismiss was fully briefed on May 21, 2018. The Company believes the suit to be without merit and intends to vigorously defend against it.
Derivative Actions. On June 16, 2016 and July 5, 2016, purported stockholders of the Company filed two derivative actions, respectively Subodh v. HCR ManorCare Inc., et al., Case No. 30-2016-00858497-CU-PT-CXC and Stearns v. HCR ManorCare, Inc., et al., Case No. 30-2016-00861646-CU-MC-CJC, in the Superior Court of California, County of Orange, against certain of the Company’s current and former directors and officers and HCRMC. The Company is named as a nominal defendant. As both derivative actions contained substantially the same allegations, they have been consolidated into a single action (the “California derivative action”). The consolidated action alleges that the defendants engaged in various acts of wrongdoing, including, among other things, breaching fiduciary duties by publicly making false or misleading statements of fact regarding HCRMC’s finances and prospects, and failing to maintain adequate internal controls. On April 18, 2017, the Court approved the parties’ stipulation to stay the case pending disposition of the motion to dismiss the class action litigation.
On April 10, 2017, a purported stockholder of the Company filed a derivative action, Weldon v. Martin et al., Case No. 3:17-cv-755, in federal court in the Northern District of Ohio, Western Division, against certain of the Company’s current and former directors and officers and HCRMC. The Company is named as a nominal defendant. The Weldon complaint asserts similar claims to those asserted in the California derivative action. In addition, the complaint asserts a claim under Section 14(a) of the Exchange Act, alleging that the Company made false statements in its 2016 proxy statement by not disclosing that the Company’s performance issues in 2015 were the direct result of alleged billing fraud at HCRMC. On April 18, 2017, the Court re-assigned and transferred this action to the judge presiding over the related federal securities class action. On July 11, 2017, the Court approved a stipulation by the parties to stay the case pending disposition of the motion to dismiss the class action.
On July 21, 2017, a purported stockholder of the Company filed another derivative action, Kelley v. HCR ManorCare, Inc., et al., Case No. 8:17-cv-01259, in federal court in the Central District of California, against certain of the Company’s current and former directors and officers and HCRMC. The Company is named as a nominal defendant. The Kelley complaint asserts similar claims to those asserted in Weldon and in the California derivative action. Like Weldon, the Kelley complaint also additionally alleges that the Company made false statements in its 2016 proxy statement, and asserts a claim for a violation of Section 14(a) of the Exchange Act. On November 28, 2017, the federal court in the Central District of California granted Defendants’ motion to transfer the action to the Northern District of Ohio (i.e., the court where the class action and other federal derivative action are pending). The Court in the Northern District of Ohio is currently considering whether to consolidate the Weldon and Kelley actions, appointment of lead plaintiffs and counsel, and whether the stay in Weldon should continue as to either or both actions.
The Company’s Board of Directors received letters dated August 17, 2016, April 19, 2017, and April 20, 2017 from private law firms acting on behalf of clients who are purported stockholders of the Company, each asserting allegations similar to those made in the California derivative action matters discussed above. Each letter demands that the Board of Directors take action to assert the Company’s rights. The Board of Directors completed its evaluation and determined to reject the demand letters. Rejection notices were sent in December of 2017.
The Company believes that the plaintiffs lack standing or the lawsuits and demands are without merit, but cannot predict the outcome of these proceedings or reasonably estimate any potential loss at this time. Accordingly, no loss contingency has been recorded for these matters as of June 30, 2018, as the likelihood of loss is not considered probable or estimable.

NOTE 11.  Equity

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	June 30, 2018	December 31, 2017
Cumulative foreign currency translation adjustment(1)	$—	$(6,955)
Unrealized gains (losses) on cash flow hedges, net	(1,143)	(13,950)
Supplemental Executive Retirement plan minimum liability and other	(2,937)	(3,119)
Total other comprehensive income (loss)	$(4,080)	$(24,024)
_______________________________________

(1)	See Note 4 for a discussion of the U.K. JV transaction.
NOTE 12.  Segment Disclosures

The Company evaluates its business and allocates resources based on its reportable business segments: (i) senior housing triple-net, (ii) SHOP, (iii) life science and (iv) medical office. The Company has non-reportable segments that are comprised primarily of the Company’s debt investments, hospital properties, unconsolidated JVs (see below) and U.K. investments. The accounting policies of the segments are the same as those in Note 2 to the Consolidated Financial Statements in the Company’s 2017 Annual Report on Form 10-K filed with the SEC, as updated by Note 2 herein.
During the three and six months ended June 30, 2018, 10 senior housing triple-net facilities were transferred to the Company’s SHOP segment. During the three and six months ended June 30, 2017, one senior housing triple-net facility was transferred to the Company’s SHOP segment. When an asset is transferred from one segment to another, the results associated with that asset are included in the original segment until the date of transfer. Results generated after the transfer date are included in the new segment.
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
During the fourth quarter of 2017, as a result of a change in how operating results are reported to the chief operating decision makers for the purpose of evaluating performance and allocating resources, the Company began excluding unconsolidated JVs from its evaluation of its segments' operating results. Unconsolidated JVs are now reflected in other non-reportable segments.
The adjustments to NOI and resulting Adjusted NOI for SHOP have been recast for prior periods to conform to the current period presentation which excludes: (i) the impact of deferred community fee income and expense, resulting in recognition as cash is received and expenses are paid and (ii) adjustments related to unconsolidated JVs (see above).
Non-segment assets consist of assets in the Company's other non-reportable segments and corporate non-segment assets. Corporate non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, accounts receivable, net, proceeds receivable from the U.K. JV transaction (see Note 4), marketable equity securities and, if any, real estate assets and liabilities held for sale. See Note 16 for other information regarding concentrations of credit risk.

The following tables summarize information for the reportable segments (in thousands):
For the three months ended June 30, 2018:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Rental revenues(1)	$70,713	$138,352	$101,031	$125,246	$32,762	$—	$468,104
Operating expenses	(791)	(101,767)	(22,732)	(47,271)	(1,305)	—	(173,866)
NOI	69,922	36,585	78,299	77,975	31,457	—	294,238
Adjustments to NOI(2)	1,006	(124)	(2,233)	(993)	(1,318)	—	(3,662)
Adjusted NOI	70,928	36,461	76,066	76,982	30,139	—	290,576
Addback adjustments	(1,006)	124	2,233	993	1,318	—	3,662
Interest income	—	—	—	—	1,447	—	1,447
Interest expense	(607)	(990)	(80)	(119)	(742)	(70,500)	(73,038)
Depreciation and amortization	(21,251)	(28,002)	(35,269)	(46,419)	(12,351)	—	(143,292)
General and administrative	—	—	—	—	—	(22,514)	(22,514)
Transaction costs	—	—	—	—	—	(2,404)	(2,404)
Recoveries (impairments), net	(6,273)	—	(7,639)	—	—	—	(13,912)
Gain (loss) on sales of real estate, net	(23,039)	48,252	—	—	20,851	—	46,064
Other income (expense), net	—	—	—	—	—	1,786	1,786
Income tax benefit (expense)	—	—	—	—	—	4,654	4,654
Equity income (loss) from unconsolidated JVs	—	—	—	—	(101)	—	(101)
Net income (loss)	$18,752	$55,845	$35,311	$31,437	$40,561	$(88,978)	$92,928
_______________________________________

(1)	Represents rental and related revenues, tenant recoveries, resident fees and services, and income from DFLs.

(2)	Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, deferral of community fees, net and termination fees.

For the three months ended June 30, 2017:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Rental revenues(1)	$78,079	$125,416	$86,730	$119,164	$28,670	$—	$438,059
Operating expenses	(882)	(85,866)	(18,744)	(46,581)	(1,090)	—	(153,163)
NOI	77,197	39,550	67,986	72,583	27,580	—	284,896
Adjustments to NOI(2)	(406)	12	(123)	(763)	(864)	—	(2,144)
Adjusted NOI	76,791	39,562	67,863	71,820	26,716	—	282,752
Addback adjustments	406	(12)	123	763	864	—	2,144
Interest income	—	—	—	—	20,869	—	20,869
Interest expense	(631)	(1,166)	(96)	(127)	(1,181)	(74,587)	(77,788)
Depreciation and amortization	(25,519)	(24,415)	(31,004)	(42,488)	(7,325)	—	(130,751)
General and administrative	—	—	—	—	—	(21,286)	(21,286)
Transaction costs	—	—	—	—	—	(867)	(867)
Recoveries (impairments), net	—	—	—	—	(56,682)	—	(56,682)
Gain (loss) on sales of real estate, net	(230)	(232)	1,280	(406)	—	—	412
Other income (expense), net	—	—	—	—	—	71	71
Income tax benefit (expense)	—	—	—	—	—	2,987	2,987
Equity income (loss) from unconsolidated JVs	—	—	—	—	240	—	240
Net income (loss)	$50,817	$13,737	$38,166	$29,562	$(16,499)	$(93,682)	$22,101
_______________________________________

(1)	Represents rental and related revenues, tenant recoveries, resident fees and services, and income from DFLs.

(2)	Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, deferral of community fees, net and termination fees.

For the six months ended June 30, 2018:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Rental revenues(1)	$145,003	$283,022	$200,653	$249,180	$63,078	$—	$940,936
Operating expenses	(1,837)	(203,513)	(44,541)	(93,967)	(2,560)	—	(346,418)
NOI	143,166	79,509	156,112	155,213	60,518	—	594,518
Adjustments to NOI(2)	(858)	(1,732)	(5,984)	(2,064)	(2,711)	—	(13,349)
Adjusted NOI	142,308	77,777	150,128	153,149	57,807	—	581,169
Addback adjustments	858	1,732	5,984	2,064	2,711	—	13,349
Interest income	—	—	—	—	7,812	—	7,812
Interest expense	(1,207)	(1,979)	(162)	(239)	(1,469)	(143,084)	(148,140)
Depreciation and amortization	(43,157)	(55,630)	(71,350)	(91,937)	(24,468)	—	(286,542)
General and administrative	—	—	—	—	—	(51,689)	(51,689)
Transaction costs	—	—	—	—	—	(4,599)	(4,599)
Recoveries (impairments), net	(6,273)	—	(7,639)	—	—	—	(13,912)
Gain (loss) on sales of real estate, net	(23,039)	69,067	—	—	20,851	—	66,879
Other income (expense), net	—	—	—	—	(40,567)	1,946	(38,621)
Income tax benefit (expense)	—	—	—	—	—	9,990	9,990
Equity income (loss) from unconsolidated JVs	—	—	—	—	469	—	469
Net income (loss)	$69,490	$90,967	$76,961	$63,037	$23,146	$(187,436)	$136,165
_______________________________________

(1)	Represents rental and related revenues, tenant recoveries, resident fees and services, and income from DFLs.

(2)	Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, deferral of community fees, net and termination fees.

For the six months ended June 30, 2017:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Rental revenues(1)	$178,112	$265,644	$172,050	$237,535	$58,555	$—	911,896
Operating expenses	(1,993)	(180,405)	(36,064)	(91,444)	(2,338)	—	(312,244)
NOI	176,119	85,239	135,986	146,091	56,217	—	599,652
Adjustments to NOI(2)	(2,245)	(299)	(426)	(1,726)	(1,879)	—	(6,575)
Adjusted NOI	173,874	84,940	135,560	144,365	54,338	—	593,077
Addback adjustments	2,245	299	426	1,726	1,879	—	6,575
Interest income	—	—	—	—	39,200	—	39,200
Interest expense	(1,258)	(6,017)	(200)	(256)	(2,923)	(153,852)	(164,506)
Depreciation and amortization	(51,930)	(50,773)	(64,795)	(85,217)	(14,590)	—	(267,305)
General and administrative	—	—	—	—	—	(43,764)	(43,764)
Transaction costs	—	—	—	—	—	(1,924)	(1,924)
Recoveries (impairments), net	—	—	—	—	(56,682)	—	(56,682)
Gain (loss) on sales of real estate, net	268,234	134	45,913	(406)	3,795	—	317,670
Other income (expense), net	—	—	—	—	50,895	384	51,279
Income tax benefit (expense)	—	—	—	—	—	9,149	9,149
Equity income (loss) from unconsolidated JVs	—	—	—	—	3,509	—	3,509
Net income (loss)	$391,165	$28,583	$116,904	$60,212	$79,421	$(190,007)	$486,278
_______________________________________

(1)	Represents rental and related revenues, tenant recoveries, resident fees and services, and income from DFLs.

(2)	Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, deferral of community fees, net and termination fees.
The following table summarizes the Company’s revenues by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2018	2017	2018	2017
Senior housing triple-net	$70,713	$78,079	$145,003	$178,112
SHOP	138,352	125,416	283,022	265,644
Life science	101,031	86,730	200,653	172,050
Medical office	125,246	119,164	249,180	237,535
Other non-reportable segments	34,209	49,539	70,890	97,755
Total revenues	$469,551	$458,928	$948,748	$951,096
See Notes 3, 4 and 6 for significant transactions impacting the Company’s segment assets during the periods presented.

NOTE 13.  Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator
Net income (loss)	$92,928	$22,101	$136,165	$486,278
Noncontrolling interests' share in earnings	(2,986)	(2,718)	(5,991)	(5,750)
Net income (loss) attributable to HCP, Inc.	89,942	19,383	130,174	480,528
Less: Participating securities' share in earnings	(461)	(100)	(852)	(674)
Net income (loss) applicable to common shares	$89,481	$19,283	$129,322	$479,854
Numerator - Dilutive
Net income (loss) applicable to common shares	$89,481	$19,283	$129,322	$479,854
Add: distributions on dilutive convertible units and other	—	—	—	3,655
Dilutive net income (loss) available to common shares	$89,481	$19,283	$129,322	$483,509
Denominator
Basic weighted average shares outstanding	469,769	468,646	469,664	468,474
Dilutive potential common shares - equity awards	172	193	135	195
Dilutive potential common shares - DownREIT conversions	—	—	—	4,697
Diluted weighted average common shares	469,941	468,839	469,799	473,366
Earnings per common share:
Basic	$0.19	$0.04	$0.28	$1.02
Diluted	$0.19	$0.04	$0.28	$1.02
Restricted stock and certain performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, and require use of the two-class method when computing basic and diluted earnings per share.
For the three and six months ended June 30, 2018 and the three months ended June 30, 2017, 7 million shares issuable upon conversion of 4 million DownREIT units were not included because they are anti-dilutive.
NOTE 14.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2018	2017
Supplemental cash flow information:
Interest paid, net of capitalized interest	$141,777	$163,455
Income taxes paid	2,735	10,335
Capitalized interest	8,033	7,628
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	66,233	68,618
Retained equity method investment and proceeds receivable from U.K. JV transaction	507,369	—
Derecognition of U.K. Bridge Loan receivable	147,474	—
Consolidation of net assets related to U.K. Bridge Loan	106,457	—
Deconsolidation of noncontrolling interest in connection with RIDEA II transaction	—	58,061
Vesting of restricted stock units and conversion of non-managing member units into common stock	340	2,451

See discussions related to the RIDEA II transaction and U.K. JV transaction in Note 4 and the U.K. Bridge Loan in Notes 6 and 15.
The following table summarizes cash, cash equivalents and restricted cash (in thousands):

	June 30,
	2018	2017
Cash and cash equivalents	$91,381	$391,965
Restricted cash	30,548	61,481
Cash, cash equivalents and restricted cash	$121,929	$453,446
NOTE 15.  Variable Interest Entities

Unconsolidated Variable Interest Entities
At June 30, 2018, the Company had investments in: (i) four unconsolidated VIE JVs, (ii) 48 properties leased to VIE tenants, (iii) marketable debt securities of one VIE and (iv) one loan to a VIE borrower. The Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated JVs (CCRC OpCo, Vintage Park Development JV, Waldwick JV and the LLC investment discussed below), it has no formal involvement in these VIEs beyond its investments.
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
The Company holds an 85% ownership interest in a JV (Vintage Park Development JV), which has been identified as a VIE as power is shared with a member that does not have a substantive equity investment at risk. The assets of the JV primarily consist of a leased property (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of debt-service payments. Any assets generated by the JV may only be used to settle its respective contractual obligations (primarily debt service payments).
The Company holds an 85% ownership interest in a development JV (Waldwick JV), which has been identified as a VIE as power is shared with a member that does not have a substantive equity investment at risk. The assets of the JV primarily consist of an in-progress senior housing facility development project that it owns and cash and cash equivalents; its obligations primarily consist of accounts payable and expense accruals associated with the cost of its development obligations. Any assets generated by the JV may only be used to settle its respective contractual obligations (primarily development expenses and debt service payments).
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

The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at June 30, 2018 was as follows (in thousands):

VIE Type	Asset/Liability Type	Maximum Loss Exposure and Carrying Amount(1)
VIE tenants - DFLs(2)	Net investment in DFLs	$599,916
VIE tenants - operating leases(2)	Lease intangibles, net and straight-line rent receivables	6,313
CCRC OpCo	Investments in unconsolidated joint ventures	183,528
Unconsolidated Development JVs	Investments in unconsolidated joint ventures	14,108
Loan - Seller Financing	Loans receivable, net	10,000
CMBS and LLC investment	Marketable debt and cost method investment	34,004
_______________________________________

(1)	The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).

(2)	The Company’s maximum loss exposure may be mitigated by re-leasing the underlying properties to new tenants upon an event of default.
At June 30, 2018, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
See Notes 5, 6 and 7 for additional descriptions of the nature, purpose and operating activities of the Company’s unconsolidated VIEs and interests therein.
Consolidated Variable Interest Entities
HCP, Inc.’s consolidated total assets and total liabilities at June 30, 2018 and December 31, 2017 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to HCP, Inc. Total assets and total liabilities include VIE assets and liabilities as follows (in thousands):

	June 30, 2018	December 31, 2017
Assets
Buildings and improvements	$1,537,928	$2,436,414
Development costs and construction in progress	21,929	32,285
Land	128,889	227,162
Accumulated depreciation and amortization	(348,974)	(542,091)
Net real estate	1,339,772	2,153,770
Investments in and advances to unconsolidated joint ventures	1,897	2,231
Accounts receivable, net	7,251	10,242
Cash and cash equivalents	10,928	15,861
Restricted cash	2,951	2,619
Intangible assets, net	88,257	125,475
Other assets, net	33,336	33,749
Total assets	$1,484,392	$2,343,947
Liabilities
Mortgage debt	44,789	45,016
Intangible liabilities, net	11,261	10,672
Accounts payable and accrued liabilities	55,573	269,280
Deferred revenue	15,606	14,432
Total liabilities	$127,229	$339,400
HCP Ventures V, LLC.  The Company holds a 51% ownership interest in and is the managing member of a JV entity formed in October 2015 that owns and leases MOBs (“HCP Ventures V”). Upon adoption of ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), the Company classified HCP Ventures V as a VIE due to the non-managing member lacking substantive participation rights in the management of HCP Ventures V or kick-out rights over the managing member. The Company consolidates HCP Ventures V as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of HCP Ventures V primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of capital expenditures for the properties. Assets generated by HCP Ventures V may only be used to settle its contractual obligations (primarily from capital expenditures).
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
Consolidated Lessees. The Company leases 18 senior housing properties to lessee entities under cash flow leases through which the Company receives monthly rent equal to the residual cash flows of the properties. The lessee entities are classified as VIEs as they are "thinly capitalized" entities. The Company consolidates the lessee entities as it has the ability to control the activities that most significantly impact the economic performance of the lessee entities. The lessee entities' assets primarily consist of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to the Company and operating expenses of the senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) may only be used to settle its contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facilities and debt costs).
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
U.K. Bridge Loan. In 2016, the Company provided a £105 million ($131 million at closing) bridge loan to MMCG to fund the acquisition of a portfolio of seven care homes in the U.K. MMCG created a special purpose entity to acquire the portfolio and funded it entirely using the Company’s bridge loan. As such, the special purpose entity had historically been identified as a VIE because it was “thinly capitalized.” The Company retained a three-year call option to acquire all the shares of the special purpose entity, which it could only exercise upon the occurrence of certain events. During the quarter ended March 31, 2018, the Company concluded that the conditions required to exercise the call option had been met and initiated the call option process to acquire the special purpose entity. In conjunction with initiating the process to legally exercise its call option and the satisfaction of required contingencies, the Company concluded that it was the primary beneficiary of the special purpose entity and therefore, should consolidate the entity. As such, during the quarter ended March 31, 2018, the Company derecognized the previously outstanding loan receivable, recognized the special purpose entity’s assets and liabilities at their respective fair values, and recognized a £29 million ($41 million) loss on consolidation (within other income (expense), net and income tax benefit (expense)), net of a tax benefit of £2 million ($3 million), to account for the difference between the carrying value of the loan receivable and the fair value of net assets and liabilities assumed. The fair value of net assets and liabilities consolidated during the first quarter of 2018 consisted of £81 million ($114 million) of net real estate, £4 million ($5 million) of intangible assets, and £9 million ($13 million) of net deferred tax liabilities.
In June 2018, the Company completed the exercise of the above-mentioned call option and formally acquired full ownership of the special purpose entity. As such, the Company reconsidered whether the special purpose entity was a VIE and concluded that it was no longer “thinly capitalized” as the previously outstanding bridge loan converted to equity at risk and, therefore, was no longer a VIE. The real estate assets held by the special purpose entity were contributed to the U.K. JV formed by the Company in June 2018 (see Note 4).
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
The following tables provide information regarding the Company’s concentrations of credit risk with respect to certain tenants:

	Percentage of Total Assets
	Total Company		Senior Housing Triple-Net
	June 30,	December 31,	June 30,	December 31,
Tenant	2018	2017	2018	2017
Brookdale	8	10	36	39

	Percentage of Revenues
	Total Company				Senior Housing Triple-Net
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
Tenant	2018	2017	2018	2017	2018	2017	2018	2017
Brookdale(1)	6	8	6	10	41	47	42	55
_______________________________________

(1)
The Company's concentration with respect to Brookdale as a tenant is expected to decrease with the completion of the Brookdale Transactions (see Note 3). Six months ended June 30, 2017 includes revenues from 64 senior housing triple-net facilities that were sold in March 2017.

At June 30, 2018 and December 31, 2017, Brookdale managed or operated, in the Company’s SHOP segment, approximately 8% and 13%, respectively, of the Company’s real estate investments (based on total assets). Because an operator manages the Company’s facilities in exchange for the receipt of a management fee, the Company is not directly exposed to the credit risk of its operators in the same manner or to the same extent as its triple-net tenants. At June 30, 2018, Brookdale provided comprehensive facility management and accounting services with respect to 57 of the Company’s consolidated SHOP facilities and 16 SHOP facilities owned by its unconsolidated JVs, for which the Company or JV pay annual management fees pursuant to long-term management agreements. The Company's concentration with respect to Brookdale as an operator in its SHOP segment is expected to decrease with the completion of the Brookdale Transactions (see Note 3). Most of the management agreements have terms ranging from 10 to 15 years, with three to four 5-year renewal periods. The base management fees are 4.5% to 5.0% of gross revenues (as defined) generated by the RIDEA properties. In addition, there are incentive management fees payable to Brookdale if operating results of the RIDEA properties exceed pre-established EBITDAR (as defined) thresholds.
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
NOTE 17.  Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets are immaterial at June 30, 2018.
The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	June 30, 2018(3)		December 31, 2017(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$38,691	$38,579	$313,326	$313,242
Marketable debt securities(2)	18,941	18,941	18,690	18,690
Bank line of credit(2)	545,226	545,226	1,017,076	1,017,076
Term loan(2)	222,923	222,923	228,288	228,288
Senior unsecured notes(1)	6,401,502	6,493,760	6,396,451	6,737,825
Mortgage debt(2)	140,321	135,044	144,486	125,984
Other debt(2)	93,070	93,070	94,165	94,165
Interest-rate swap liabilities(2)	1,706	1,706	2,483	2,483
Cross currency swap liability(2)	—	—	10,968	10,968
_______________________________________

(1)	Level 1: Fair value calculated based on quoted prices in active markets.

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

(3)	During the six months ended June 30, 2018 and year ended December 31, 2017, there were no material transfers of financial assets or liabilities within the fair value hierarchy.

NOTE 18.  Derivative Financial Instruments

The following table summarizes the Company’s outstanding swap contracts at June 30, 2018 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Notional	Pay Rate	Receive Rate	Fair Value(1)
Interest rate:
July 2005(2)	July 2020	Cash Flow	$43,000	3.82%	BMA Swap Index	$(1,706)
______________________________________

(1)	Derivative assets are recorded in other assets, net and derivative liabilities are recorded in accounts payable and accrued liabilities on the consolidated balance sheets.

(2)	Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.
The Company uses derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. Utilizing derivative instruments allows the Company to manage the risk of fluctuations in interest rates related to the potential impact these changes could have on future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes. Assuming a one percentage point shift in the underlying interest rate curve, the estimated change in fair value of each of the underlying derivative instruments would not exceed $1 million.
On June 29, 2018, concurrent with closing the U.K. JV transaction, the Company terminated a cross currency swap contract, which was designated as a hedge of the Company’s net investment in the U.K. As such, upon deconsolidation of the U.K. Portfolio, the Company reclassified the $6 million loss in other comprehensive income related to the cross currency swap through gain (loss) on sales of real estate, net. On July 3, 2018, the Company settled the liability related to the cross currency swap termination (see Note 4 for additional discussion on the U.K. JV transaction).
At June 30, 2018, £55 million of the Company’s GBP-denominated borrowings under the Facility are designated as a hedge of a portion of the Company’s net investments in GBP-functional currency unconsolidated subsidiaries to mitigate its exposure to fluctuations in the GBP to USD exchange rate. For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to USD exchange rate of the instrument is recorded as part of the cumulative translation adjustment component of accumulated other comprehensive income (loss). Accordingly, the remeasurement value of the designated £55 million GBP-denominated borrowings due primarily to fluctuations in the GBP to USD exchange rate are reported in accumulated other comprehensive income (loss) as the hedging relationship is considered to be effective. The balance in accumulated other comprehensive income (loss) will be reclassified to earnings when the Company sells its remaining investment in the U.K.

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
The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•	Executive Summary

•	2018 Transaction Overview

•	Dividends

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations and Off-Balance Sheet Arrangements

•	Non-GAAP Financial Measures Reconciliations

•	Critical Accounting Policies

•	Recent Accounting Pronouncements
Executive Summary
HCP, Inc., a Standard & Poor’s (“S&P”) 500 company, invests primarily in real estate serving the healthcare industry in the United States. We are a Maryland corporation organized in 1985 and qualify as a self-administered REIT. We acquire, develop, lease, manage and dispose of healthcare real estate. At June 30, 2018, our portfolio of investments, including properties in our unconsolidated joint ventures (“JVs”), consisted of interests in 776 properties.
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

•
In June 2018, we entered into definitive agreements with a third-party buyer to sell 11 triple-net facilities and 11 senior housing operating portfolio (“SHOP”) facilities previously leased to Brookdale for total proceeds of $428 million. We anticipate the transaction will close in two installments, with one closing in the third quarter of 2018 and the other closing in the fourth quarter of 2018.

•
As of June 30, 2018, we had completed the transition of 24 assets previously operated by Brookdale to other operators. An additional four assets previously operated by Brookdale were transitioned subsequent to June 30, 2018.

See Note 3 to the Consolidated Financial Statements for additional information.
U.K. Investment Update

•
In June 2018, we closed on the previously announced joint venture with an institutional investor (the “U.K. JV”) through which we sold a 51% interest in United Kingdom (“U.K.”) assets previously owned by us (“the U.K. Portfolio”) based on a total value of £382 million ($507 million). We retained a 49% noncontrolling interest in the joint venture and received total proceeds of $402 million, including proceeds from the refinancing of our previously held intercompany loans. Upon closing the U.K. JV, we deconsolidated the U.K. Portfolio, recognized its retained noncontrolling interest investment at fair value ($105 million) and recognized a gain on sale of $11 million.

Additionally, we are marketing for sale our remaining £11 million development loan to Maria Mallaband Care Group (“MMCG”).
MOB JV

•
In July 2018, the Company and Morgan Stanley Real Estate Investing (“MSREI”) entered into definitive agreements to form a joint venture to own a portfolio of MOBs. To form the joint venture, MSREI expects to contribute cash and HCP expects to contribute nine wholly-owned MOBs (the “Contributed Assets”). The Contributed Assets are primarily located in Texas and Florida and are valued at approximately $320 million. The joint venture intends to use the cash contributed by MSREI to acquire an additional portfolio of MOBs in Greenville, South Carolina. Concurrent with acquiring the additional MOBs, the joint venture will enter into 10-year leases with an anchor tenant on each MOB, which will account for approximately 94% of the total leasable space in the portfolio. The Company expects to acquire the portfolio in South Carolina and enter into the new leases during the second half of 2018.

Other Real Estate Disposition and Loan Transactions
In addition to the Brookdale Transactions discussed above, we completed the following real estate disposition and loan transactions:

•
In June 2018, we completed our previously announced deal to sell our remaining 40% ownership interest in RIDEA II for $90 million and cause CPA to refinance our $242 million of loans receivable from RIDEA II, which resulted in total proceeds of $332 million.

•
In 2016, we provided a £105 million ($131 million at closing) bridge loan to MMCG to fund the acquisition of a portfolio of seven care homes in the U.K. Under the bridge loan, we retained a call option to acquire those seven care homes at a future date for £105 million, subject to certain conditions being met. In March 2018, in conjunction with MMCG and HCP satisfying the conditions necessary to exercise our call option to acquire the seven care homes, we began consolidating the real estate. As a result, we derecognized the outstanding loan receivable and recognized a £29 million ($41 million) loss on consolidation for the difference between the carrying value of the loan receivable and the fair value of net assets and liabilities assumed, primarily real estate.

In June 2018, we completed the process of exercising the above-mentioned call option. The seven care homes acquired through the call option were included in the U.K. JV transaction (see U.K. Investment Update above). See Notes 4, 6 and 15 to the Consolidated Financial Statements for additional information.

•
In March 2018, we sold our Tandem Health Care mezzanine loan (“Tandem Mezzanine Loan”) to a third party for approximately $112 million, resulting in an impairment recovery, net of transaction costs and fees, of $3 million.

•	In April 2018, we sold a SHOP facility located in Texas for $23 million.

•	In June 2018, we sold four SHOP facilities for $38 million.

•	In July 2018, we sold four life science assets in South San Francisco and four SHOP assets for $288 million.
Financing Activities

•	On July 3, 2018, we exercised our right to repay the outstanding £169 million balance under our term loan and re-borrow $224 million with all other key terms unchanged.

•
On July 16, 2018, we repaid $700 million of our 5.375% senior notes due 2021, primarily using proceeds from the U.K. JV transaction and other asset sales (see discussions above), and expect to record a loss on debt extinguishment of approximately $44 million in the third quarter of 2018.

Development Activities

•
In March 2018, we acquired the rights to develop a new 214,000 square foot life science facility on our existing Hayden Research Campus in Lexington, Massachusetts for $21 million. The planned development, 75 Hayden, will be a four-story, purpose-built Class A life science facility and parking garage.

Dividends
The following table summarizes our common stock cash dividends declared in 2018:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
February 1	February 15	$0.37	March 2
April 26	May 7	0.37	May 22
July 26	August 6	0.37	August 21
Results of Operations
We evaluate our business and allocate resources among our reportable business segments: (i) senior housing triple-net, (ii) SHOP, (iii) life science and (iv) medical office. Under the medical office and life science segments, we invest through the acquisition and development of medical office buildings (“MOBs”) and life science facilities, which generally require a greater level of property management. Our senior housing facilities are managed utilizing triple-net leases and RIDEA structures. We have other non-reportable segments that are comprised primarily of our debt investments, hospital properties, unconsolidated JVs and U.K. investments. We evaluate performance based upon: (i) property net operating income from continuing operations (“NOI”) and (ii) Adjusted NOI (cash NOI) in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”), as updated by Note 2 herein.

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
Funds Available for Distribution (“FAD”)
FAD is defined as FFO as adjusted after excluding the impact of the following: (i) amortization of deferred compensation expense, (ii) amortization of deferred financing costs, net, (iii) straight-line rents, (iv) amortization of acquired market lease intangibles, net, (v) non-cash interest related to DFLs and lease incentive amortization (reduction of straight-line rents), and (vi) deferred revenues, excluding amounts amortized into rental income that are associated with tenant funded improvements owned/recognized by us and up-front cash payments made by tenants to reduce their contractual rents. Also, FAD: (i) is computed after deducting recurring capital expenditures, including second generation leasing costs and second generation tenant and capital improvements, and (ii) includes lease restructure payments and adjustments to compute our share of FAD from our unconsolidated joint ventures and those related to CCRC non-refundable entrance fees. Certain prior period amounts in the “Non-GAAP Financial Measures Reconciliation” below for FAD have been reclassified to conform to the current period presentation. More specifically, recurring capital expenditures, including second generation leasing costs and second generation tenant and capital improvements ("FAD capital expenditures") excludes our share from unconsolidated joint ventures (currently reported in “other FAD adjustments”). Adjustments for joint ventures are calculated to reflect our pro-rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of FAD for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated joint ventures in which we do not own 100% of the equity by adjusting our FAD to remove the third party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods (see FFO above for further disclosure regarding our use of pro-rata share information and its limitations). Other REITs or real estate companies may use different methodologies for calculating FAD, and accordingly, our FAD may not be comparable to those reported by other REITs. Although our FAD computation may not be comparable to that of other REITs, management believes FAD provides a meaningful supplemental measure of our performance and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. We believe FAD is an alternative run-rate earnings measure that improves the understanding of our operating results among investors and makes comparisons with: (i) expected results, (ii) results of previous periods and (iii) results among REITS more meaningful. FAD does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as it excludes the following items which generally flow through our cash flows from operating activities: (i) adjustments for changes in working capital or the actual timing of the payment of income or expense items that are accrued in the period, (ii) transaction-related costs, (iii) litigation settlement expenses, (iv) severance-related expenses and (v) actual cash receipts from interest income recognized on loans receivable (in contrast to our FAD adjustment to exclude non-cash interest and depreciation related to our investments in direct financing leases). Furthermore, FAD is adjusted for recurring capital expenditures, which are generally not considered when determining cash flows from operations or liquidity. FAD is a non-GAAP supplemental financial measure and should not be considered as an alternative to net income (loss) determined in accordance with GAAP. For a reconciliation of net income (loss) to FAD and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.
Comparison of the Three and Six Months Ended June 30, 2018 to the Three and Six Months Ended June 30, 2017
Overview

Three Months Ended June 30, 2018 and 2017
The following table summarizes results for the three months ended June 30, 2018 and 2017 (dollars in thousands, except per share data):

	Three Months Ended June 30,
	2018	2017	Change
Net income (loss) applicable to common shares	$89,481	$19,283	$70,198
FFO	209,895	164,650	45,245
FFO as adjusted	219,511	224,770	(5,259)
FAD	190,103	200,157	(10,054)
Net income applicable to common shares (“EPS”) increased primarily as a result of the following:

•	an increase in net gain on sales of real estate during the second quarter of 2018 compared to the second quarter of 2017;

•
increased NOI from: (i) annual rent escalations, (ii) 2017 acquisitions, and (iii) development and redevelopment projects placed in service during 2017 and 2018, primarily in our life science and medical office segments;

•
a reduction in interest expense as a result of debt repayments primarily in the second and third quarters of 2017, partially offset by an increased average balance under our revolving credit facility during 2018; and

•
an impairment of our Tandem Mezzanine Loan in the second quarter of 2017, partially offset by impairment charges on two SHOP portfolios and an undeveloped life science land parcel classified as held for sale in the second quarter of 2018.

The increase in EPS was partially offset by:

•	a reduction in NOI in our senior housing triple-net segment, primarily as a result of the transition of senior housing triple-net assets to SHOP during 2017 and 2018;

•	a reduction in NOI in our SHOP segment, primarily as a result of occupancy declines and higher labor costs;

•	a reduction in interest income primarily as a result of: (i) the payoff of our HC-One Facility in June 2017 and (ii) the sale of our Tandem Mezzanine Loan during the first quarter of 2018; and

•	increased depreciation and amortization expense as a result of: (i) assets acquired during 2017 and (ii) development and redevelopment projects placed into operations during 2017 and 2018.
FFO increased primarily as a result of the aforementioned events impacting EPS, except for: (i) depreciation and amortization, (ii) impairment of two SHOP portfolios in the second quarter of 2018 and (iii) gain on sales of real estate, all which are excluded from FFO.

FFO as adjusted decreased primarily as a result of the aforementioned events impacting FFO, except for the impairment of our Tandem Mezzanine Loan in the second quarter of 2017 and the impairment of an undeveloped life science land parcel in the second quarter of 2018, both of which are excluded from FFO as adjusted.
FAD decreased primarily as a result of the aforementioned events impacting FFO as adjusted, except for the impact of straight-line rents, which is excluded from FAD. Additionally, FAD decreased as a result of declines in non-refundable entrance fees from our CCRC JV during 2018.
Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017	Change
Net income (loss) applicable to common shares	$129,322	$479,854	$(350,532)
FFO	429,328	452,882	(23,554)
FFO as adjusted	446,861	464,925	(18,064)
FAD	391,834	418,702	(26,868)
Net income applicable to common shares decreased primarily as a result of the following:

•	a reduction in gain on sales of real estate during the first half of 2018 compared to the first half of 2017;

•	a loss on consolidation of seven care homes in the U.K. during the first quarter of 2018;

•	a gain on sale of our Four Seasons senior notes (“Four Seasons Notes”) during the first quarter of 2017, which was not replicated in 2018;

•
a reduction in NOI in our senior housing triple-net segment, primarily as a result of the sale of 64 senior housing triple-net assets during the first quarter of 2017 and the transition of senior housing triple-net assets to SHOP during 2017 and 2018;

•	a reduction in NOI in our SHOP segment, primarily as a result of occupancy declines and higher labor costs;

•
increased depreciation and amortization expense as a result of: (i) assets acquired during 2017 and (ii) development and redevelopment projects placed into operations during 2017 and 2018, primarily in our life science and medical office segments;

•	an increase in severance and related charges during the first quarter of 2018 related to the departure of our former Executive Chairman; and

•	a reduction in interest income due to the: (i) payoff of our HC-One Facility in June 2017 and (ii) sale of our Tandem Mezzanine Loan in March 2018.
The decrease in EPS was partially offset by:

•	increased NOI from: (i) annual rent escalations, (ii) 2017 acquisitions, and (iii) development and redevelopment projects placed in service during 2017 and 2018;

•
an impairment of our Tandem Mezzanine Loan in the second quarter of 2017, partially offset by impairment charges on two SHOP portfolios and an undeveloped life science land parcel classified as held for sale in the second quarter of 2018;

•	a reduction in interest expense as a result of debt repayments primarily in the third quarter of 2017, partially offset by an increased average balance under our revolving credit facility during 2018.
FFO decreased primarily as a result of the aforementioned events impacting EPS, except for the following, which are excluded from FFO:

•	depreciation and amortization expense;

•	impairments of two SHOP portfolios in the second quarter of 2018;

•	loss on consolidation; and

•	gain on sales of real estate.
FFO as adjusted decreased primarily as a result of the aforementioned events impacting FFO, except for the following, which are excluded from FFO as adjusted:

•	severance and related charges;

•	a gain on sale of our Four Seasons Notes during the first quarter of 2017; and

•	the impairments of our Tandem Mezzanine Loan in the second quarter of 2017 and an undeveloped life science land parcel in the second quarter of 2018.
FAD decreased primarily as a result of the aforementioned events impacting FFO as adjusted, except for the impact of straight-line rents, which is excluded from FAD. Additionally, FAD decreased as a result of declines in non-refundable entrance fees from our CCRC JV during 2018.
Segment Analysis
The tables below provide selected operating information for our SPP and total property portfolio for each of our business segments. Our SPP for the three months ended June 30, 2018 consists of 562 properties representing properties acquired or placed in service and stabilized on or prior to April 1, 2017 and that remained in operation under a consistent reporting structure through June 30, 2018. Our SPP for the six months ended June 30, 2018 consists of 561 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2017 and that remained in operation under a consistent reporting structure through June 30, 2018. Our total property portfolio consists of 673 and 731 properties at June 30, 2018 and 2017, respectively.
Senior Housing Triple-Net

The following table summarizes results at and for the three months ended June 30, 2018 and 2017 (dollars in thousands, except per unit data):

	SPP			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Rental revenues(1)	$65,410	$63,899	$1,511	$70,713	$78,079	$(7,366)
Operating expenses	(98)	(113)	15	(791)	(882)	91
NOI	65,312	63,786	1,526	69,922	77,197	(7,275)
Adjustments to NOI	950	1,989	(1,039)	1,006	(406)	1,412
Adjusted NOI	$66,262	$65,775	$487	70,928	76,791	(5,863)
Non-SPP adjusted NOI				(4,666)	(11,016)	6,350
SPP adjusted NOI				$66,262	$65,775	$487
Adjusted NOI % change			0.7%
Property count(2)	158	158		169	209
Average capacity (units)(3)	16,110	16,119		17,535	20,566
Average annual rent per unit	$16,477	$16,350		$16,360	$15,107
_______________________________________

(1)	Represents rental and related revenues and income from DFLs.

(2)
From our 2017 presentation of SPP, we removed six senior housing triple-net properties that were sold, 11 senior housing triple-net properties that were classified as held for sale and 34 senior housing triple-net properties that were transitioned to SHOP.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
SPP NOI and Adjusted NOI increased primarily as a result of annual rent escalations. The increase in SPP Adjusted NOI was partially offset by rent reductions under the Brookdale Transactions.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the following Non-SPP impacts:

•	senior housing triple-net facilities sold during 2017 and 2018; and

•	the transfer of 24 and 10 senior housing triple-net facilities to our SHOP segment during 2017 and 2018, respectively.
The decrease to Total Portfolio NOI and Adjusted NOI is partially offset by the aforementioned increases to SPP.

The following table summarizes results at and for the six months ended June 30, 2018 and 2017 (dollars in thousands, except per unit data):

	SPP			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Rental revenues(1)	$130,833	$126,513	$4,320	$145,003	$178,112	$(33,109)
Operating expenses	(218)	(224)	6	(1,837)	(1,993)	156
NOI	130,615	126,289	4,326	143,166	176,119	(32,953)
Adjustments to NOI	(972)	2,869	(3,841)	(858)	(2,245)	1,387
Adjusted NOI	$129,643	$129,158	$485	142,308	173,874	(31,566)
Non-SPP adjusted NOI				(12,665)	(44,716)	32,051
SPP adjusted NOI				$129,643	$129,158	$485
Adjusted NOI % change			0.4%
Property count(2)	158	158		169	209
Average capacity (units)(3)	16,110	16,119		17,930	23,481
Average annual rent per unit	$16,122	$16,053		$16,079	$14,980
_______________________________________

(1)	Represents rental and related revenues and income from DFLs.

(2)
From our 2017 presentation of SPP, we removed six senior housing triple-net properties that were sold, 11 senior housing triple-net properties that were classified as held for sale and 34 senior housing triple-net properties that were transitioned to SHOP.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
SPP NOI and Adjusted NOI increased primarily as a result of annual rent escalations. The increase in Adjusted NOI was partially offset by rent reductions under the Brookdale Transactions.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the following Non-SPP impacts:

•	senior housing triple-net facilities sold during 2017 and 2018; and

•	the transfer of 24 and 10 senior housing triple-net facilities to our SHOP segment during 2017 and 2018, respectively.
The decrease to Total Portfolio NOI and Adjusted NOI is partially offset by the aforementioned increases to SPP.
Senior Housing Operating Portfolio

The following table summarizes results at and for the three months ended June 30, 2018 and 2017 (dollars in thousands, except per unit data):

	SPP			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Rental revenues(1)	$83,045	$81,948	$1,097	$138,352	$125,416	$12,936
Operating expenses	(58,500)	(55,484)	(3,016)	(101,767)	(85,866)	(15,901)
NOI	24,545	26,464	(1,919)	36,585	39,550	(2,965)
Adjustments to NOI	819	56	763	(124)	12	(136)
Adjusted NOI	$25,364	$26,520	$(1,156)	36,461	39,562	(3,101)
Non-SPP adjusted NOI				(11,097)	(13,042)	1,945
SPP adjusted NOI				$25,364	$26,520	$(1,156)
Adjusted NOI % change			(4.4)%
Property count(2)	55	55		102	81
Average capacity (units)(3)	7,532	7,526		13,315	12,056
Average annual rent per unit	$51,266	$48,904		$49,173	$47,084
_______________________________________

(1)	Represents resident fees and services.

(2)	From our 2017 presentation of SPP, we removed six SHOP properties that were sold, 10 SHOP properties were classified as held for sale and four SHOP properties that were placed in redevelopment.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.

SPP NOI and Adjusted NOI decreased primarily as a result of the following:

•	occupancy declines and higher labor costs; partially offset by

•	increased rates for resident fees.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the aforementioned decreases to SPP and the following Non-SPP impacts:

•	decreased NOI from assets sold in 2017 and 2018; partially offset by

•	increased NOI from the transfer of 24 and 10 senior housing triple-net assets to our SHOP segment during 2017 and 2018, respectively.
The following table summarizes results at and for the six months ended June 30, 2018 and 2017 (dollars in thousands, except per unit data):

	SPP			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Rental revenues(1)	$165,695	$163,422	$2,273	$283,022	$265,644	$17,378
Operating expenses	(114,280)	(108,652)	(5,628)	(203,513)	(180,405)	(23,108)
NOI	51,415	54,770	(3,355)	79,509	85,239	(5,730)
Adjustments to NOI	1,193	(177)	1,370	(1,732)	(299)	(1,433)
Adjusted NOI	$52,608	$54,593	$(1,985)	77,777	84,940	(7,163)
Non-SPP adjusted NOI				(25,169)	(30,347)	5,178
SPP adjusted NOI				$52,608	$54,593	$(1,985)
Adjusted NOI % change			(3.6)%
Property count(2)	54	54		102	81
Average capacity (units)(3)	7,532	7,432		13,056	12,564
Average annual rent per unit	$51,009	$49,149		$51,112	$47,903
_______________________________________

(1)	Represents resident fees and services.

(2)	From our 2017 presentation of SPP, we removed six SHOP properties that were sold, 10 SHOP properties were classified as held for sale and four SHOP properties that were placed in redevelopment.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
SPP NOI and Adjusted NOI decreased primarily as a result of the following:

•	occupancy declines and higher labor costs; partially offset by

•	increased rates for resident fees.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the aforementioned decreases to SPP and the following Non-SPP impacts:

•	decreased NOI from our partial sale of RIDEA II in the first quarter of 2017; and

•	decreased NOI from assets sold in 2017 and 2018; partially offset by

•	increased NOI from the transfer of 24 and 10 senior housing triple-net assets to our SHOP segment during 2017 and 2018, respectively.

Life Science

The following table summarizes results at and for the three months ended June 30, 2018 and 2017 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Rental revenues(1)	$76,465	$75,680	$785	$101,031	$86,730	$14,301
Operating expenses	(16,141)	(15,910)	(231)	(22,732)	(18,744)	(3,988)
NOI	60,324	59,770	554	78,299	67,986	10,313
Adjustments to NOI	578	813	(235)	(2,233)	(123)	(2,110)
Adjusted NOI	$60,902	$60,583	$319	76,066	67,863	8,203
Non-SPP adjusted NOI				(15,164)	(7,280)	(7,884)
SPP adjusted NOI				$60,902	$60,583	$319
Adjusted NOI % change			0.5%
Property count(2)	108	108		133	125
Average occupancy	95.0%	96.0%		94.2%	96.3%
Average occupied square feet	6,036	6,098		7,333	6,671
Average annual total revenues per occupied square foot	$51	$50		$54	$52
Average annual base rent per occupied square foot(3)	$41	$41		$44	$42
_______________________________________

(1)	Represents rental and related revenues and tenant recoveries.

(2)
From our 2017 presentation of SPP, we removed a life science facility that was placed in redevelopment. Our 2017 total portfolio property count has been adjusted to include eight properties in development and two properties in redevelopment as of June 30, 2017.

(3)
Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest and deferred revenues).

SPP NOI and Adjusted NOI increased primarily as a result of the following:

•	new leasing activity; and

•	specific to adjusted NOI, annual rent escalations; partially offset by

•	a mark-to-market rent decrease on a 147,000 square foot lease in South San Francisco.
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following Non-SPP impacts:

•	increased NOI from: (i) increased occupancy in portions of a development placed into operations in 2017 and 2018 and (ii) acquisitions in 2017; partially offset by

•	decreased NOI from: (i) the placement of life science facilities into redevelopment in 2017 and 2018 and (ii) the sale of life science facilities in 2017.

The following table summarizes results at and for the six months ended June 30, 2018 and 2017 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Rental revenues(1)	$152,049	$149,573	$2,476	$200,653	$172,050	$28,603
Operating expenses	(31,569)	(30,334)	(1,235)	(44,541)	(36,064)	(8,477)
NOI	120,480	119,239	1,241	156,112	135,986	20,126
Adjustments to NOI	513	1,192	(679)	(5,984)	(426)	(5,558)
Adjusted NOI	$120,993	$120,431	$562	150,128	135,560	14,568
Non-SPP adjusted NOI				(29,135)	(15,129)	(14,006)
SPP adjusted NOI				$120,993	$120,431	$562
Adjusted NOI % change			0.5%
Property count(2)	108	108		133	125
Average occupancy	94.8%	95.9%		93.9%	96.3%
Average occupied square feet	6,023	6,094		7,311	6,676
Average annual total revenues per occupied square foot	$51	$49		$53	$51
Average annual base rent per occupied square foot(3)	$41	$40		$43	$42
_______________________________________

(1)	Represents rental and related revenues and tenant recoveries.

(2)
From our 2017 presentation of SPP, we removed a life science facility that was placed in redevelopment. Our 2017 total portfolio property count has been adjusted to include eight properties in development and two properties in redevelopment as of June 30, 2017.

(3)
Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest and deferred revenues).

SPP NOI and Adjusted NOI increased primarily as a result of the following:

•	new leasing activity; and

•	specific to adjusted NOI, annual rent escalations; partially offset by

•	a mark-to-market rent decrease on a 147,000 square foot lease in South San Francisco.
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following Non-SPP impacts:

•	increased NOI from: (i) increased occupancy in portions of a development placed into operations in 2017 and 2018 and (ii) acquisitions in 2017; partially offset by

•	decreased NOI from: (i) the placement of life science facilities into redevelopment in 2017 and 2018 and (ii) the sale of life science facilities in 2017.

Medical Office

The following table summarizes results at and for the three months ended June 30, 2018 and 2017 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Rental revenues(1)	$106,525	$105,068	$1,457	$125,246	$119,164	$6,082
Operating expenses	(38,747)	(38,883)	136	(47,271)	(46,581)	(690)
NOI	67,778	66,185	1,593	77,975	72,583	5,392
Adjustments to NOI	(329)	(362)	33	(993)	(763)	(230)
Adjusted NOI	$67,449	$65,823	$1,626	76,982	71,820	5,162
Non-SPP adjusted NOI				(9,533)	(5,997)	(3,536)
SPP adjusted NOI				$67,449	$65,823	$1,626
Adjusted NOI % change			2.5%
Property count(2)	226	226		254	241
Average occupancy	92.0%	92.5%		91.8%	92.0%
Average occupied square feet	15,056	15,201		16,961	16,730
Average annual total revenues per occupied square foot	$28	$27		$29	$28
Average annual base rent per occupied square foot(3)	$24	$23		$25	$24
_______________________________________

(1)	Represents rental and related revenues and tenant recoveries.

(2)
From our 2017 presentation of SPP, we removed three MOBs that were sold and two MOBs that were placed into redevelopment. Our 2017 total portfolio property count has been adjusted to include three MOBs in development as of June 30, 2017.

(3)
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
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following Non-SPP impacts:

•	increased NOI from our 2017 acquisitions; and

•	increased occupancy in redevelopment and development properties that have been placed into operations in 2017 and 2018; partially offset by

•	decreased NOI from the sale of four MOBs during 2017 and the placement of one MOB into redevelopment.

The following table summarizes results at and for the six months ended June 30, 2018 and 2017 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Rental revenues(1)	$211,811	$209,004	$2,807	$249,180	$237,535	$11,645
Operating expenses	(76,856)	(76,338)	(518)	(93,967)	(91,444)	(2,523)
NOI	134,955	132,666	2,289	155,213	146,091	9,122
Adjustments to NOI	(725)	(1,071)	346	(2,064)	(1,726)	(338)
Adjusted NOI	$134,230	$131,595	$2,635	153,149	144,365	8,784
Non-SPP adjusted NOI				(18,919)	(12,770)	(6,149)
SPP adjusted NOI				$134,230	$131,595	$2,635
Adjusted NOI % change			2.0%
Property count(2)	226	226		254	241
Average occupancy	92.0%	92.5%		91.9%	92.0%
Average occupied square feet	15,063	15,220		16,965	16,694
Average annual total revenues per occupied square foot	$28	$27		$29	$28
Average annual base rent per occupied square foot(3)	$24	$23		$24	$24
_______________________________________

(1)	Represents rental and related revenues and tenant recoveries.

(2)
From our 2017 presentation of SPP, we removed three MOBs that were sold and two MOBs that were placed into redevelopment. Our 2017 total portfolio property count has been adjusted to include three MOBs in development as of June 30, 2017.

(3)
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
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following Non-SPP impacts:

•	increased NOI from our 2017 acquisitions; and

•	increased occupancy in redevelopment and development properties that have been placed into operations in 2017 and 2018; partially offset by

•	decreased NOI from the sale of four MOBs during 2017 and the placement of one MOB into redevelopment.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Interest income	$1,447	$20,869	$(19,422)	$7,812	$39,200	$(31,388)
Interest expense	73,038	77,788	(4,750)	148,140	164,506	(16,366)
Depreciation and amortization	143,292	130,751	12,541	286,542	267,305	19,237
General and administrative	22,514	21,286	1,228	51,689	43,764	7,925
Transaction costs	2,404	867	1,537	4,599	1,924	2,675
Impairments (recoveries), net	13,912	56,682	(42,770)	13,912	56,682	(42,770)
Gain (loss) on sales of real estate, net	46,064	412	45,652	66,879	317,670	(250,791)
Other income (expense), net	1,786	71	1,715	(38,621)	51,279	(89,900)
Income tax benefit (expense)	4,654	2,987	1,667	9,990	9,149	841
Equity income (loss) from unconsolidated joint ventures	(101)	240	(341)	469	3,509	(3,040)
Noncontrolling interests’ share in earnings	(2,986)	(2,718)	(268)	(5,991)	(5,750)	(241)
Interest income
Interest income decreased for the three and six months ended June 30, 2018 primarily as a result of: (i) the payoff of our HC-One Facility in June 2017, (ii) the sale of our Tandem Mezzanine Loan during the first quarter of 2018, and (iii) the conversion of our bridge loan to Maria Mallaband into real estate during the first quarter of 2018.
Interest expense
Interest expense decreased for the three and six months ended June 30, 2018 as a result of senior unsecured notes, term loan, and mortgage debt repayments, which occurred primarily in the second and third quarters of 2017, partially offset by an increased average balance under our revolving credit facility during 2018.
Approximately 90% and 95% of our consolidated debt, inclusive of $43 million and $44 million of variable rate debt swapped to fixed through interest rate swaps, was fixed rate debt as of June 30, 2018 and 2017, respectively. At June 30, 2018, our fixed rate debt and variable rate debt had weighted average interest rates of 4.20% and 2.71%, respectively. At June 30, 2017, our fixed rate debt and variable rate debt had weighted average interest rates of 4.29% and 1.58%, respectively. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
Depreciation and amortization expense
Depreciation and amortization expense increased for the three and six months ended June 30, 2018 primarily as a result of: (i) assets acquired during 2017 (primarily in our life science and medical office segments) and (ii) development and redevelopment projects placed into operations during 2017 and 2018 (primarily in our life science and medical office segments), partially offset by: (i) the deconsolidation of RIDEA II during the first quarter of 2017, (ii) dispositions of real estate throughout 2017 and 2018 (primarily in our senior housing triple-net and SHOP segments), and (iii) classifying assets as held for sale during 2018 (primarily in our SHOP and life science segments).
General and administrative expenses
General and administrative expenses increased for the three months ended June 30, 2018 primarily as a result of increased compensation costs during 2018.
General and administrative expenses increased for the six months ended June 30, 2018 primarily as a result of increased compensation costs during 2018 and severance and related charges resulting from the departure of our former Executive Chairman in March 2018.

Transaction costs
Transaction costs increased for the three and six months ended June 30, 2018 primarily as a result of costs associated with transitioning assets previously operated by Brookdale to new operators, partially offset by costs incurred for transactions during the three and six months ended June 30, 2017.
Impairments (recoveries), net
Impairments decreased for the three and six months ended June 30, 2018 as a result of the impairment of our Tandem Mezzanine Loan in 2017, partially offset by impairment charges on two SHOP portfolios and an undeveloped life science land parcel classified as held for sale during the three months ended June 30, 2018 (see Note 4 to the Consolidated Financial Statements for additional information).
Gain (loss) on sales of real estate, net
During the three months ended June 30, 2018, we sold eight SHOP facilities, two senior housing triple-net assets, our remaining interest in RIDEA II, and a 51% interest in our U.K. Portfolio and recognized total net gain on sales of real estate of $46 million. In addition to the sales during the three months ended June 30, 2018, we sold two additional SHOP facilities and recognized net gain on sales of real estate of $21 million during the three months ended March 31, 2018 (for total net gain on sales of real estate of $67 million during the six months ended June 30, 2018).
During the six months ended June 30, 2017, we primarily sold 64 senior housing triple-net assets, five life science facilities and a 40% interest in RIDEA II and recognized total net gain on sales of real estate of $318 million.
Other income (expense), net
Other income (expense), net, increased for the three months ended June 30, 2018 primarily as a result of higher litigation costs incurred in 2017, partially offset by foreign currency gains in 2017.
Other income (expense), net, decreased for the six months ended June 30, 2018 primarily as a result of: (i) a loss on consolidation of seven U.K. care homes in March 2018 (see Note 15 to the Consolidated Financial Statements for additional information) and (ii) a gain on sale of our Four Seasons Notes in March 2017. The decrease in other income (expense), net was partially offset by decreased litigation costs in 2018.
Income tax benefit (expense)
Income taxes for the three and six months ended June 30, 2018 were primarily the result of income tax benefits from operating losses generated by certain of our taxable REIT subsidiaries, partially offset by income tax expense from the sale of our 40% investment in RIDEA II in June 2018 (see Note 4).
Income taxes for the three months ended June 30, 2017 were primarily the result of income tax benefits from operating losses generated by certain of our taxable REIT subsidiaries. Income taxes for the six months ended June 30, 2017 were primarily the result of the aforementioned impact during the three months ended June 30, 2017 and a tax benefit from the initial sale of a 40% interest in RIDEA II in January 2017.
Equity income (loss) from unconsolidated joint ventures
The decrease in equity income from unconsolidated joint ventures for the six months ended June 30, 2018 was the result of decreased income primarily from our investments in RIDEA II prior to being sold in June 2018.
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
Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our credit ratings. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. At July 31, 2018, we had senior unsecured credit ratings of BBB from Fitch, Baa2 from Moody’s and BBB from S&P Global.
Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Six Months Ended June 30,
	2018	2017	Change
Net cash provided by (used in) operating activities	$439,674	$431,589	$8,085
Net cash provided by (used in) investing activities	491,768	1,976,807	(1,485,039)
Net cash provided by (used in) financing activities	(891,740)	(2,092,167)	1,200,427
Operating Cash Flows
The increase in operating cash flow is primarily the result of: (i) 2017 acquisitions, (ii) annual rent increases, (iii) developments and redevelopments placed in service during 2017 and the first half of 2018, and (iv) decreased interest paid as a result of debt repayments during 2017. The increase in operating cash flow is partially offset by decreased NOI related to: (i) dispositions during 2017, including the sale of 64 senior housing triple-net assets during the first quarter of 2017, (ii) the partial sale and deconsolidation of RIDEA II during the first quarter of 2017, and (iii) occupancy declines and higher labor costs within our SHOP segment. Our cash flow from operations is dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.
Investing Cash Flows
The following are significant investing activities for the six months ended June 30, 2018:

•	received net proceeds of $803 million primarily from the sale of our RIDEA II, Tandem Mezzanine Loan and other real estate; and

•	made investments of $311 million primarily for the development of real estate.
The following are significant investing activities for the six months ended June 30, 2017:

•	received net proceeds of $1.7 billion from the sale of real estate, including the sale and recapitalization of RIDEA II;

•	received net proceeds of $550 million primarily from the sale of our Four Seasons investments, the repayment of our HC-One Facility, and a DFL repayment; and

•	made investments of $273 million primarily for the development of real estate.
Financing Cash Flows
The following are significant financing activities for the six months ended June 30, 2018:

•	made net repayments of $470 million under our bank line of credit;

•	paid cash dividends on common stock of $348 million; and

•	paid $63 million to purchase Brookdale’s noncontrolling interest in RIDEA I.

The following are significant financing activities for the six months ended June 30, 2017:

•	made net repayments of $1.7 billion under our bank line of credit, term loans, senior unsecured notes and mortgage debt; and

•	paid dividends on common stock of $347 million.
Debt

See Note 9 in the Consolidated Financial Statements for additional information about our outstanding debt.
See “2018 Transaction Overview” for further information regarding our significant financing activities through August 2, 2018.
Equity

At June 30, 2018, we had 470 million shares of common stock outstanding, equity totaled $5.4 billion, and our equity securities had a market value of $12.3 billion.
At June 30, 2018, non-managing members held an aggregate of 4 million units in five limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At June 30, 2018, the DownREIT units were convertible into 7 million shares of our common stock.
At-The-Market Program
We renewed our at-the-market equity program in May 2018, pursuant to which we may sell shares of our common stock having an aggregate gross sales price of up to $750 million through a consortium of banks acting as sales agents or directly to the banks acting as principals. There was no activity under our at-the-market program during the six months ended June 30, 2018 and, at June 30, 2018, $750 million of our common stock remained available for sale under the at-the-market program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell any shares under our at-the-market program.
Shelf Registration
We filed a prospectus with the SEC as part of a registration statement on Form S-3ASR, using a shelf registration process. Our current shelf registration statement expires in May 2021, at which time we expect to file a new shelf registration statement. Under the “shelf” process, we may sell any combination of the securities described in the prospectus through one or more offerings. The securities described in the prospectus include common stock, preferred stock, depositary shares, debt securities and warrants.
Contractual Obligations and Off-Balance Sheet Arrangements
Our commitments related to development and redevelopment projects increased by $142 million, to $276 million at June 30, 2018 when compared to December 31, 2017. There have been no other material changes, outside of the ordinary course of business, to these contractual obligations during the six months ended June 30, 2018.
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

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO, FFO as adjusted and FAD (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) applicable to common shares	$89,481	$19,283	$129,322	$479,854
Real estate related depreciation and amortization	143,292	130,751	286,542	267,305
Real estate related depreciation and amortization on unconsolidated joint ventures	16,162	16,314	33,550	31,353
Real estate related depreciation and amortization on noncontrolling interests and other	(1,664)	(3,634)	(4,207)	(7,820)
Other depreciation and amortization	1,268	2,347	2,563	5,358
Loss (gain) on sales of real estate, net	(46,064)	(412)	(66,879)	(317,670)
Loss (gain) upon consolidation of real estate, net(1)	—	—	41,017	—
Taxes associated with real estate dispositions(2)	1,147	1	1,147	(5,498)
Impairments (recoveries) of depreciable real estate, net(3)	6,273	—	6,273	—
FFO applicable to common shares	209,895	164,650	429,328	452,882
Distributions on dilutive convertible units	—	—	—	3,654
Diluted FFO applicable to common shares	$209,895	$164,650	$429,328	$456,536

Weighted average shares outstanding - diluted FFO	469,941	468,839	469,799	473,366

Impact of adjustments to FFO:
Transaction-related items	$1,993	$840	$3,934	$1,896
Other impairments (recoveries), net(4)	7,639	56,682	4,341	5,787
Severance and related charges(5)	—	—	8,738	—
Litigation costs	179	3,366	585	5,205
Foreign currency remeasurement losses (gains)	(195)	(768)	(65)	(845)
Total adjustments	$9,616	$60,120	$17,533	$12,043

FFO as adjusted applicable to common shares	$219,511	$224,770	$446,861	$464,925
Distributions on dilutive convertible units and other	(28)	1,738	(45)	3,632
Diluted FFO as adjusted applicable to common shares	$219,483	$226,508	$446,816	$468,557

Weighted average shares outstanding - diluted FFO as adjusted	469,941	473,528	469,799	473,366

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
FFO as adjusted applicable to common shares	$219,511	$224,770	$446,861	$464,925
Amortization of deferred compensation(6)	4,299	3,327	7,719	7,092
Amortization of deferred financing costs	3,355	3,843	6,690	7,702
Straight-line rents	(5,793)	(4,882)	(16,479)	(12,278)
FAD capital expenditures	(26,346)	(25,477)	(45,592)	(47,554)
Lease restructure payments	303	314	601	854
CCRC entrance fees(7)	3,652	4,713	6,679	8,362
Deferred income taxes	(5,731)	(4,342)	(7,871)	(6,716)
Other FAD adjustments(8)	(3,147)	(2,109)	(6,774)	(3,685)
FAD applicable to common shares	190,103	200,157	391,834	418,702
Distributions on dilutive convertible units	—	1,738	—	—
Diluted FAD applicable to common shares	$190,103	$201,895	$391,834	$418,702

Weighted average shares outstanding - diluted FAD	469,941	473,528	469,799	468,669

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Diluted earnings per common share	$0.19	$0.04	$0.28	$1.02
Depreciation and amortization	0.35	0.31	0.67	0.62
Loss (gain) on sales of real estate, net	(0.10)	—	(0.14)	(0.67)
Loss (gain) upon consolidation of real estate, net(1)	—	—	0.09	—
Taxes associated with real estate dispositions(2)	—	—	—	(0.01)
Impairments (recoveries) of depreciable real estate, net(3)	0.01	—	0.01	—
Diluted FFO per common share	$0.45	$0.35	$0.91	$0.96
Transaction-related items	—	—	0.01	0.01
Other impairments (recoveries), net(4)	0.02	0.12	0.01	0.01
Severance and related charges(5)	—	—	0.02	—
Litigation costs	—	0.01	—	0.01
Diluted FFO as adjusted per common share	$0.47	$0.48	$0.95	$0.99
_______________________________________

(1)	For the six months ended June 30, 2018, represents the loss on consolidation of seven U.K. care homes.

(2)	Represents the income tax impact of our RIDEA II transactions in June 2018 and January 2017.

(3)	For the three and six months ended June 30, 2018, represents the impairment of two underperforming SHOP portfolios classified as held for sale (13 total assets).

(4)
For the three months ended June 30, 2018, represents the impairment of an undeveloped life science land parcel classified as held for sale. For the three months ended June 30, 2017, represents the impairment of our Tandem Mezzanine Loan, which was sold in the first quarter of 2018. For the six months ended June 30, 2018, represents the impairment of an undeveloped life science land parcel classified as held for sale, partially offset by an impairment recovery upon the sale of our Tandem Mezzanine Loan in March 2018. For the six months ended June 30, 2017, represents the impairment of our Tandem Mezzanine Loan, net of the impairment recovery upon the sale of our Four Seasons Notes in the first quarter of 2017.

(5)	For the six months ended June 30, 2018, relates to the departure of our former Executive Chairman, including $6 million of cash severance and $3 million of equity award vestings.

(6)
Excludes $3 million related to the acceleration of deferred compensation for restricted stock units that vested upon the departure of our former Executive Chairman, which is included in severance and related charges for the six months ended June 30, 2018.

(7)	Represents our 49% share of non-refundable entrance fees as the fees are collected by our CCRC JV, net of reserves and CCRC JV entrance fee amortization.

(8)	Primarily includes our share of FAD capital expenditures from unconsolidated joint ventures.

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
To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves of the derivative portfolio in order to determine the change in fair value. Assuming a one percentage point change in the underlying interest rate curve, the estimated change in fair value of each of the underlying derivative instruments would not exceed $1 million.
Interest Rate Risk.  At June 30, 2018, our exposure to interest rate risk is primarily on our variable rate debt. At June 30, 2018, $43 million of our variable-rate debt was hedged by interest rate swap transactions. The interest rate swaps are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable-rate debt to fixed interest rates.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. A one percentage point increase or decrease in interest rates would change the fair value of our fixed rate debt by approximately $326 million and $322 million, respectively, and would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance at June 30, 2018, our annual interest expense and interest income would increase by approximately $8 million and $1 million, respectively.
Foreign Currency Risk.  At June 30, 2018, our exposure to foreign currencies primarily relates to U.K. investments in leased real estate, loans receivables and related GBP denominated cash flows. Our foreign currency exposure is partially mitigated through the use of GBP-denominated borrowings. Based solely on our operating results for the three months ended June 30, 2018, including the impact of existing hedging arrangements, if the value of the GBP relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended June 30, 2018, our cash flows would have decreased or increased, as applicable, by less than $1 million.
Market Risk.  We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At June 30, 2018, both the fair value and carrying value of marketable debt securities was $19 million.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.
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
None.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf during the three months ended June 30, 2018.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
April 1-30, 2018	133	$23.14	—	—
May 1-31, 2018	2,227	23.35	—	—
June 1-30, 2018	23,134	25.09	—	—
Total	25,494	23.14	—	—
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

10.1
At-the-Market Equity Offering Sales Agreement dated May 31, 2018, by and among HCP, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Credit Agricole Securities (USA) Inc., Goldman Sachs & Co. LLC, RBC Capital Markets, LLC and BNY Mellon Capital Markets, LLC (incorporated herein by reference to Exhibit 1.1 to HCP’s Current Report on Form 8-K filed May 31, 2018).

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

Date: August 2, 2018	HCP, Inc.

(Registrant)

/s/ THOMAS M. HERZOG
Thomas M. Herzog
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PETER A. SCOTT
Peter A. Scott
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)