Form 10-Q
period 2018-09-30
HCP, INC.
filed 2018-10-31
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).  YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☐ NO ☒
At October 29, 2018, there were 469,918,837 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

HCP, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Real estate:
Buildings and improvements	$10,956,474	$11,239,732
Development costs and construction in progress	442,007	447,976
Land	1,663,069	1,785,865
Accumulated depreciation and amortization	(2,825,850)	(2,741,695)
Net real estate	10,235,700	10,731,878
Net investment in direct financing leases	714,709	714,352
Loans receivable, net	41,302	313,326
Investments in and advances to unconsolidated joint ventures	623,255	800,840
Accounts receivable, net of allowance of $4,552 and $4,425, respectively	48,701	40,733
Cash and cash equivalents	78,864	55,306
Restricted cash	29,877	26,897
Intangible assets, net	305,805	410,082
Assets held for sale, net	423,063	417,014
Other assets, net	582,682	578,033
Total assets	$13,083,958	$14,088,461
LIABILITIES AND EQUITY
Bank line of credit	$636,709	$1,017,076
Term loan	223,468	228,288
Senior unsecured notes	5,706,181	6,396,451
Mortgage debt	139,401	144,486
Other debt	92,494	94,165
Intangible liabilities, net	56,871	52,579
Liabilities of assets held for sale, net	3,146	14,031
Accounts payable and accrued liabilities	410,804	401,738
Deferred revenue	174,509	144,709
Total liabilities	7,443,583	8,493,523
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 469,916,246 and 469,435,678 shares issued and outstanding, respectively	469,916	469,436
Additional paid-in capital	8,189,946	8,226,113
Cumulative dividends in excess of earnings	(3,584,397)	(3,370,520)
Accumulated other comprehensive income (loss)	(4,297)	(24,024)
Total stockholders' equity	5,071,168	5,301,005
Joint venture partners	392,319	117,045
Non-managing member unitholders	176,888	176,888
Total noncontrolling interests	569,207	293,933
Total equity	5,640,375	5,594,938
Total liabilities and equity	$13,083,958	$14,088,461

See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental and related revenues	$262,828	$266,109	$821,462	$816,147
Tenant recoveries	41,026	36,860	116,984	105,794
Resident fees and services	137,359	126,040	416,947	391,688
Income from direct financing leases	13,573	13,240	40,329	40,516
Interest income	1,236	11,774	9,048	50,974
Total revenues	456,022	454,023	1,404,770	1,405,119
Costs and expenses:
Interest expense	63,486	71,328	211,626	235,834
Depreciation and amortization	132,198	130,588	418,740	397,893
Operating	181,207	155,338	527,625	467,582
General and administrative	23,503	23,523	75,192	67,287
Transaction costs	4,489	580	9,088	2,504
Impairments (recoveries), net	5,268	25,328	19,180	82,010
Total costs and expenses	410,151	406,685	1,261,451	1,253,110
Other income (expense):
Gain (loss) on sales of real estate, net	95,332	5,182	162,211	322,852
Loss on debt extinguishments	(43,899)	(54,227)	(43,899)	(54,227)
Other income (expense), net	1,604	(10,556)	(37,017)	40,723
Total other income (expense), net	53,037	(59,601)	81,295	309,348
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	98,908	(12,263)	224,614	461,357
Income tax benefit (expense)	4,929	5,481	14,919	14,630
Equity income (loss) from unconsolidated joint ventures	(911)	1,062	(442)	4,571
Net income (loss)	102,926	(5,720)	239,091	480,558
Noncontrolling interests' share in earnings	(3,555)	(1,937)	(9,546)	(7,687)
Net income (loss) attributable to HCP, Inc.	99,371	(7,657)	229,545	472,871
Participating securities' share in earnings	(425)	(131)	(1,278)	(560)
Net income (loss) applicable to common shares	$98,946	$(7,788)	$228,267	$472,311
Earnings per common share:
Basic	$0.21	$(0.02)	$0.49	$1.01
Diluted	$0.21	$(0.02)	$0.49	$1.01
Weighted average shares outstanding:
Basic	469,867	468,975	469,732	468,642
Diluted	470,118	468,975	469,876	468,828

Dividends declared per common share	$0.37	$0.37	$1.11	$1.11
See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$102,926	$(5,720)	$239,091	$480,558

Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	342	(3,672)	5,971	(10,105)
Change in Supplemental Executive Retirement Plan obligation and other	82	66	264	220
Foreign currency translation adjustment	(921)	5,750	(4,596)	14,362
Reclassification adjustment realized in net income (loss)	280	654	18,088	674
Total other comprehensive income (loss)	(217)	2,798	19,727	5,151
Total comprehensive income (loss)	102,709	(2,922)	258,818	485,709
Total comprehensive income (loss) attributable to noncontrolling interests	(3,555)	(1,937)	(9,546)	(7,687)
Total comprehensive income (loss) attributable to HCP, Inc.	$99,154	$(4,859)	$249,272	$478,022
See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
December 31, 2017	469,436	$469,436	$8,226,113	$(3,370,520)	$(24,024)	$5,301,005	$293,933	$5,594,938
Impact of adoption of ASU No. 2017-05(1)	—	—	—	79,144	—	79,144	—	79,144
January 1, 2018	469,436	$469,436	$8,226,113	$(3,291,376)	$(24,024)	$5,380,149	$293,933	$5,674,082
Net income (loss)	—	—	—	229,545	—	229,545	9,546	239,091
Other comprehensive income (loss)	—	—	—	—	19,727	19,727	—	19,727
Issuance of common stock, net	601	601	3,709	—	—	4,310	—	4,310
Repurchase of common stock	(138)	(138)	(3,204)	—	—	(3,342)	—	(3,342)
Exercise of stock options	17	17	359	—	—	376	—	376
Amortization of deferred compensation	—	—	13,098	—	—	13,098	—	13,098
Common dividends ($1.11 per share)	—	—	—	(522,566)	—	(522,566)	—	(522,566)
Distributions to noncontrolling interests	—	—	—	—	—	—	(13,924)	(13,924)
Issuances of noncontrolling interests	—	—	—	—	—	—	298,929	298,929
Purchase of noncontrolling interests	—	—	(50,129)	—	—	(50,129)	(19,277)	(69,406)
September 30, 2018	469,916	$469,916	$8,189,946	$(3,584,397)	$(4,297)	$5,071,168	$569,207	$5,640,375

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
January 1, 2017	468,081	$468,081	$8,198,890	$(3,089,734)	$(29,642)	$5,547,595	$393,713	$5,941,308
Net income (loss)	—	—	—	472,871	—	472,871	7,687	480,558
Other comprehensive income (loss)	—	—	—	—	5,151	5,151	—	5,151
Issuance of common stock, net	998	998	16,352	—	—	17,350	—	17,350
Conversion of DownREIT units to common stock	68	68	2,003	—	—	2,071	(2,071)	—
Repurchase of common stock	(144)	(144)	(4,315)	—	—	(4,459)	—	(4,459)
Exercise of stock options	32	32	736	—	—	768	—	768
Amortization of deferred compensation	—	—	10,865	—	—	10,865	—	10,865
Common dividends ($1.11 per share)	—	—	—	(520,779)	—	(520,779)	—	(520,779)
Distributions to noncontrolling interests	—	—	—	—	—	—	(19,520)	(19,520)
Issuances of noncontrolling interests	—	—	—	—	—	—	1,050	1,050
Deconsolidation of noncontrolling interests	—	—	—	—	—	—	(58,061)	(58,061)
September 30, 2017	469,035	$469,035	$8,224,531	$(3,137,642)	$(24,491)	$5,531,433	$322,798	$5,854,231
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

See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$239,091	$480,558
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles	418,740	397,893
Amortization of deferred compensation	13,098	10,865
Amortization of deferred financing costs	9,760	11,141
Straight-line rents	(20,888)	(12,236)
Equity loss (income) from unconsolidated joint ventures	442	(4,571)
Distributions of earnings from unconsolidated joint ventures	17,519	27,692
Deferred income tax expense (benefit)	(12,831)	(17,786)
Impairments (recoveries), net	19,180	82,010
Loss on extinguishment of debt	43,899	54,227
Loss (gain) on sales of real estate, net	(162,211)	(322,852)
Loss (gain) on consolidation, net	41,017	—
Casualty-related loss (recoveries), net	—	9,912
Loss (gain) on sale of marketable securities	—	(50,895)
Other non-cash items	(1,033)	(1,529)
Decrease (increase) in accounts receivable and other assets, net	(4,665)	(2,221)
Increase (decrease) in accounts payable and accrued liabilities	31,800	(24,312)
Net cash provided by (used in) operating activities	632,918	637,896
Cash flows from investing activities:
Acquisitions of other real estate	(315,392)	(135,816)
Development and redevelopment of real estate	(341,906)	(261,510)
Leasing costs, tenant improvements, and recurring capital expenditures	(70,237)	(75,211)
Proceeds from sales of real estate, net	686,222	1,249,993
Contributions to unconsolidated joint ventures	(10,815)	(25,776)
Distributions in excess of earnings from unconsolidated joint ventures	19,631	4,845
Proceeds from the RIDEA II transaction, net	335,709	462,242
Proceeds from the U.K. JV transaction, net	393,997	—
Proceeds from sales/principal repayments on debt investments and direct financing leases	147,435	550,270
Investments in loans receivable, direct financing leases and other	(27,110)	(28,339)
Net cash provided by (used in) investing activities	817,534	1,740,698
Cash flows from financing activities:
Borrowings under bank line of credit, net	1,203,000	23,419
Repayments under bank line of credit	(1,580,668)	(339,826)
Issuance and borrowings of debt, excluding bank line of credit	223,587	5,395
Repayments and repurchase of debt, excluding bank line of credit	(927,869)	(1,466,946)
Payments for debt extinguishment and deferred financing costs	(41,552)	(51,415)
Issuance of common stock and exercise of options	4,686	18,118
Repurchase of common stock	(3,342)	(4,459)
Dividends paid on common stock	(522,566)	(520,779)
Issuance of noncontrolling interests	298,929	1,050
Distributions to and purchase of noncontrolling interests	(78,364)	(19,520)
Net cash provided by (used in) financing activities	(1,424,159)	(2,354,963)
Effect of foreign exchange on cash, cash equivalents and restricted cash	245	401
Net increase (decrease) in cash, cash equivalents and restricted cash	26,538	24,032
Cash, cash equivalents and restricted cash, beginning of period	82,203	136,990
Cash, cash equivalents and restricted cash, end of period	$108,741	$161,022
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
The consolidated financial statements include the accounts of HCP, Inc., its wholly-owned subsidiaries, joint ventures (“JVs”) and variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).
Recent Accounting Pronouncements
Revenue Recognition. Between May 2014 and February 2017, the Financial Accounting Standards Board (“FASB”) issued four Accounting Standards Updates (“ASUs”) changing the requirements for recognizing and reporting revenue (together, herein referred to as the “Revenue ASUs”): (i) ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), (ii) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), (iii) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), and (iv) ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-12 provides practical expedients and improvements on the previously narrow scope of ASU 2014-09. ASU 2017-05 clarifies the scope of the FASB’s guidance on nonfinancial asset derecognition and aligns the accounting for partial sales of nonfinancial assets and in-substance nonfinancial assets with the guidance in ASU 2014-09. The Company adopted the Revenue ASUs effective January 1, 2018 and utilized a modified retrospective adoption approach, resulting in a cumulative-effect adjustment to equity of $79 million as of January 1, 2018. Under the Revenue ASUs, the Company also elected to utilize a practical expedient which allows the Company to only reassess contracts that were not completed as of the adoption date, rather than all historical contracts.

As the primary source of revenue for the Company is generated through leasing arrangements, for which timing and recognition of revenue will be the same whether accounted for under the Revenue ASUs or lease accounting guidance (see discussion below), the impact of the Revenue ASUs, upon and subsequent to adoption, is generally limited to the following:

•
The Company, along with its JV partners and independent SHOP operators, provide certain ancillary services to SHOP residents that are not contemplated in the lease with each resident (i.e., guest meals, concierge services, pharmacy services, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Included within resident fees and services for the three months ended September 30, 2018 and 2017 is $10 million and $9 million, respectively, of ancillary service revenue. Included within resident fees and services for the nine months ended September 30, 2018 and 2017 is $30 million and $28 million, respectively, of ancillary service revenue.

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

The following table illustrates changes in the Company’s cash flows as reported and as previously reported prior to the adoption of the Cash Flow ASUs during the fourth quarter of 2017 (in thousands):

	Nine Months Ended September 30, 2017
	As Reported	As Previously Reported
Net cash provided by (used in) investing activities	$1,740,698	$1,755,823
Net increase (decrease) in balance(1)	24,032	39,157
Balance - beginning of period(1)	136,990	94,730
Balance - end of period(1)	161,022	133,887
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
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the current accounting for leases to: (i) require lessees to put most leases on their balance sheets, but continue recognizing expenses on their income statements in a manner similar to requirements under current accounting guidance, (ii) eliminate current real estate specific lease provisions, and (iii) modify the classification criteria and accounting for sales-type leases for lessors. ASU 2016-02 is effective for fiscal years, and interim periods within, beginning after December 15, 2018. Early adoption is permitted. The transition method required by ASU 2016-02 varies based on the specific amendment being adopted. As a result of adopting ASU 2016-02, the Company: (i) will recognize all of its significant operating leases for which it is the lessee, including corporate office leases, equipment leases, and ground leases, on its consolidated balance sheets through a right-of-use asset and corresponding lease liability, (ii) will capitalize fewer costs related to the drafting and execution of its lease agreements, and (iii) may be required to increase its revenue and expense for lessor costs paid directly by lessees under triple-net leases, if the amount paid is readily determinable (i.e., real estate taxes).
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
Additionally, in July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements (“ASU 2018-11”), which provides lessors with the option to elect a practical expedient allowing them to not separate lease and nonlease components in a contract for the purpose of revenue recognition and disclosure. This practical expedient is limited to circumstances in which: (i) the timing and pattern of transfer are the same for the nonlease component and the related lease component and (ii) the lease component, if accounted for separately, would be classified as an operating lease. This practical expedient causes an entity to assess whether a contract is predominantly lease or service based and recognize the entire contract under the relevant accounting guidance (i.e., predominantly lease-based would be accounted for under ASU 2016-02 and predominantly service-based would be accounted for under the Revenue ASUs). The Company plans to elect this practical expedient as well. The Company completed a preliminary assessment of predominance for its senior housing triple-net, medical office, and life science segments and, effective upon the adoption of ASU 2016-02 (codified under Accounting Standards Codification (“ASC”) 842), the Company expects to recognize revenue from these segments under ASC 842. The Company is still in the process of completing its preliminary assessment related to SHOP. The Company plans to finalize its assessment for all segments during the fourth quarter of 2018.
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

In June 2018, the Company entered into definitive agreements with a third-party buyer to sell 11 senior housing triple-net assets (of the 32 noted above) and 11 RIDEA Facilities (of the 36 noted above) previously leased to Brookdale for total gross proceeds of $428 million. As part of this transaction, the buyer funded a $13 million nonrefundable deposit. During the quarter ended September 30, 2018, three RIDEA Facilities were removed from the transaction, resulting in 19 assets to be sold for approximately $377 million. Those 19 assets were classified as held for sale at September 30, 2018. On October 1, 2018, the Company sold the first 17 assets for approximately $263 million and anticipates the sale of the final two assets will close during the fourth quarter of 2018.
During the nine months ended September 30, 2018, the Company terminated the previous management agreements or leases with Brookdale on 33 assets and completed the transition of 17 SHOP assets and 16 senior housing triple-net assets to other managers. Additionally, subsequent to September 30, 2018, the Company completed the transition of one senior housing triple-net asset to another manager.
NOTE 4.  Real Estate Transactions

Dispositions of Real Estate
Held for Sale
At September 30, 2018, 14 SHOP facilities, 11 senior housing triple-net facilities and one undeveloped life science land parcel were classified as held for sale, with an aggregate carrying value of $423 million, primarily comprised of real estate assets of $407 million, net of accumulated depreciation of $109 million. At December 31, 2017, two senior housing triple-net facilities, four life science facilities and six SHOP facilities were classified as held for sale, with an aggregate carrying value of $417 million, primarily comprised of real estate assets of $393 million, net of accumulated depreciation of $93 million. Liabilities of assets held for sale is primarily comprised of intangible and other liabilities at both September 30, 2018 and December 31, 2017.
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
U.K. Portfolio
In June 2018, the Company entered into a joint venture with an institutional investor (the “U.K. JV”) through which the Company sold a 51% interest in substantially all United Kingdom (“U.K.”) assets previously owned by the Company (the “U.K. Portfolio”) based on a total value of £382 million ($507 million). The Company retained a 49% noncontrolling interest in the joint venture and received gross proceeds of $402 million, including proceeds from the refinancing of the Company’s previously held intercompany loans. Upon closing the U.K. JV, the Company deconsolidated the U.K. Portfolio, recognized its retained noncontrolling interest investment at fair value ($105 million) and recognized a gain on sale of $11 million, net of $17 million of cumulative foreign currency translation reclassified from other comprehensive income (see Note 18 for the reclassification impact of the Company’s hedge of its net investment in the U.K.). The U.K. JV provides numerous mechanisms by which the joint venture partner can acquire the Company’s remaining interest in the U.K. JV. The fair value of the Company’s retained noncontrolling interest investment is based on Level 2 measurements within the fair value hierarchy.
Additionally, in August 2018, the Company sold its remaining £11 million U.K. development loan at par.
2018 Dispositions
During the quarter ended March 31, 2018, the Company sold two SHOP assets for $35 million, resulting in total gain on sales of $21 million (includes asset sales to Brookdale as discussed in Note 3 above).
During the quarter ended June 30, 2018, the Company sold eight SHOP assets for $268 million and two senior housing triple-net assets for $35 million, resulting in total gain on sales of $25 million (includes asset sales to Brookdale as discussed in Note 3 above).
During the quarter ended September 30, 2018, the Company sold four life science assets for $269 million, 11 SHOP assets for $76 million and two medical office buildings (“MOBs”) for $21 million, resulting in total gain on sales of $95 million.
In October 2018, the Company entered into a definitive agreement to sell its Shoreline Technology Center life science campus located in Mountain View, California for $1.0 billion. Under the agreement, the buyer funded a $65 million nonrefundable deposit. The sale is expected to generate a gain on sale of approximately $700 million upon its anticipated closing in the fourth quarter 2018.
2017 Dispositions
In March 2017, the Company sold 64 senior housing triple-net assets, previously under triple-net leases with Brookdale, for $1.125 billion to affiliates of Blackstone Real Estate Partners VIII, L.P., resulting in a gain on sale of $170 million.
Additionally, during the quarter ended March 31, 2017, the Company sold four life science facilities for $76 million and a SHOP asset for $3 million, resulting in total gain on sales of $45 million.
During the quarter ended June 30, 2017, the Company sold a land parcel for $27 million and one life science facility for $5 million, resulting in total gain on sales of $1 million.
During the quarter ended September 31, 2017, the Company sold two senior housing triple-net assets for $15 million, resulting in a gain on sale of $5 million.
During the quarter ended December 31, 2017, the Company sold four SHOP assets for $41 million, three MOBs for $14 million and two senior housing triple-net assets for $12 million, resulting in total gain on sales of $34 million.

Investments in Real Estate
MSREI MOB JV
In August 2018, the Company and Morgan Stanley Real Estate Investment (“MSREI”) formed a joint venture (the “MSREI JV”) to own a portfolio of MOBs, which the Company owns 51% of and consolidates. To form the joint venture, MSREI contributed cash of $298 million and HCP contributed nine wholly-owned MOBs (the “Contributed Assets”). The Contributed Assets are primarily located in Texas and Florida and were valued at approximately $320 million at the time of contribution. The MSREI JV used substantially all of the cash contributed by MSREI to acquire an additional portfolio of 16 MOBs in Greenville, South Carolina (the “Greenville Portfolio”) for $285 million. Concurrent with acquiring the additional MOBs, the MSREI JV entered into 10-year leases with an anchor tenant on each MOB in the Greenville Portfolio, which accounts for approximately 93% of the total leasable space in the portfolio.
The Contributed Assets are accounted for at historical depreciated cost by the Company, as the assets continue to be consolidated. The Greenville Portfolio is accounted for as an asset acquisition, which requires the Company to record the individual components of the acquisition at each component’s relative fair value. As a result, the Company recorded net real estate of $273 million and net intangible assets of $20 million during the three months ended September 30, 2018 related to the Greenville Portfolio. Additionally, the Company recognized a noncontrolling interest of $298 million related to the interest owned by MSREI. Refer to Note 15 for a discussion of the Company’s consolidation of the MSREI JV.
Other Real Estate Investments
During the nine months ended September 30, 2018, the Company acquired development rights on a land parcel in the Boston suburb of Lexington, Massachusetts for $21 million. The Company commenced a life science development on the land in 2018.
During the year ended December 31, 2017, the Company acquired 20 properties, the impact of which is summarized in the following table (dollars in thousands):

	Consideration		Assets Acquired
Segment	Cash Paid	Liabilities Assumed	Real Estate	Net Intangibles
SHOP	$44,258	$797	$37,940	$7,115
Life science	315,255	3,524	305,760	13,019
Medical office	201,240	1,104	184,115	18,229
	$560,753	$5,425	$527,815	$38,363
Impairments of Real Estate
2018
During the second quarter 2018, in conjunction with classifying two underperforming SHOP portfolios (13 assets total) and an undeveloped life science land parcel as held for sale, the Company concluded that the assets were impaired and wrote-down the carrying value of the assets to their fair value less estimated costs to sell. Accordingly, the Company recognized a $14 million impairment charge during the second quarter of 2018. The fair value of the assets was based on contracted sales prices, which are considered to be Level 2 measurements within the fair value hierarchy.
During the third quarter 2018, in conjunction with classifying three underperforming SHOP assets as held for sale, the Company concluded that the assets were impaired and wrote-down the carrying value of the assets to their fair value less estimated costs to sell. Accordingly, the Company recognized a $5 million impairment charge during the third quarter of 2018. The fair value of the assets was based on contracted sales prices which are considered to be Level 2 measurements within the fair value hierarchy.
2017
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
Casualty-Related Losses
As a result of Hurricane Harvey and Hurricane Irma, the Company recorded an estimated $11 million of casualty-related losses, net of a small insurance recovery, during the third quarter of 2017. The losses are comprised of $6 million of property damage and $5 million of other associated costs, including storm preparation, clean up, relocation and other costs. Of the total $11 million casualty losses incurred, $10 million was recorded in other income (expense), net, and $1 million was recorded in equity income

(loss) from unconsolidated joint ventures as it relates to casualty losses for properties owned by certain of our unconsolidated joint ventures. In addition, the Company recorded a $2 million deferred tax benefit associated with the casualty-related losses.
NOTE 5.  Net Investment in Direct Financing Leases

Net investment in DFLs consists of the following (dollars in thousands):

	September 30, 2018	December 31, 2017
Minimum lease payments receivable	$1,028,487	$1,062,452
Estimated residual value	507,484	504,457
Less unearned income	(821,262)	(852,557)
Net investment in direct financing leases	$714,709	$714,352
Properties subject to direct financing leases	29	29
In February 2017, the Company sold a hospital within a DFL in Palm Beach Gardens, Florida for $43 million to the current tenant and recognized a gain on sale of $4 million.
Direct Financing Lease Internal Ratings
The following table summarizes the Company’s internal ratings for DFLs at September 30, 2018 (dollars in thousands):

	Carrying Amount	Percentage of DFL Portfolio	Internal Ratings
Segment			Performing DFLs	Watch List DFLs	Workout DFLs
Senior housing triple-net	$630,105	88	$278,085	$352,020	$—
Other non-reportable segments	84,604	12	84,604	—	—
	$714,709	100	$362,689	$352,020	$—
Beginning September 30, 2013, the Company placed a 14-property senior housing triple-net DFL (the “DFL Watchlist Portfolio”) on nonaccrual status and “Watch List” status. The Company determined that the collection of all rental payments was and continues to be no longer reasonably assured; therefore, rental revenue for the DFL Watchlist Portfolio is being recognized on a cash basis. During both the three months ended September 30, 2018 and 2017, the Company recognized income from DFLs of $4 million and received cash payments of $5 million from the DFL Watchlist Portfolio. During the nine months ended September 30, 2018 and 2017, the Company recognized income from DFLs of $11 million and $10 million, respectively, and received cash payments of $14 million during each period from the DFL Watchlist Portfolio. The carrying value of the DFL Watchlist Portfolio was $352 million and $356 million at September 30, 2018 and December 31, 2017, respectively.
NOTE 6.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	September 30, 2018			December 31, 2017
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine	$—	$21,572	$21,572	$—	$269,299	$269,299
Other(1)	19,792	—	19,792	188,418	—	188,418
Unamortized discounts, fees and costs	—	(62)	(62)	—	(596)	(596)
Allowance for loan losses(2)	—	—	—	—	(143,795)	(143,795)
	$19,792	$21,510	$41,302	$188,418	$124,908	$313,326
_______________________________________

(1)
At September 30, 2018, the Company had $95 million remaining of commitments to fund a $115 million senior living development project. At December 31, 2017, includes the U.K. Bridge Loan discussed below.

(2)	Related to the Company’s mezzanine loan facility to Tandem Health Care discussed below.

Loans Receivable Internal Ratings
The following table summarizes the Company’s internal ratings for loans receivable at September 30, 2018 (dollars in thousands):

	Carrying Amount	Percentage of Loan Portfolio	Internal Ratings
Investment Type			Performing Loans	Watch List Loans	Workout Loans
Real estate secured	$19,792	48	$19,792	$—	$—
Other secured	21,510	52	21,510	—	—
	$41,302	100	$41,302	$—	$—
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
Tandem Health Care Loan
From July 2012 through May 2015, the Company funded, in aggregate, $257 million under a collateralized mezzanine loan facility (the “Mezzanine Loan”) to certain affiliates of Tandem Health Care (together with its affiliates, “Tandem”). During 2017, the Company recorded impairment charges totaling $144 million on the Mezzanine Loan. The decline in fair value driving each impairment charge was based primarily on declining operating results of the collateral underlying the Mezzanine Loan, as well as market and industry data, which reflected a declining trend in admissions and a continuing shift away from higher-rate Medicare plans in the post-acute/skilled nursing sector. The resulting carrying value of the Mezzanine Loan as of December 31, 2017 was $105 million. In conjunction with the declining operating results and industry trends, beginning in the first quarter of 2017, the Company elected to recognize interest income on a cash basis. During the three and nine months ended September 30, 2017, the Company recognized interest income and received cash payments of $8 million and $23 million, respectively, from Tandem. During the nine months ended September 30, 2018, the Company did not recognize interest income nor receive cash payments from Tandem.
In March 2018, the Company sold the Mezzanine Loan to a third party for approximately $112 million, resulting in an impairment recovery, net of transaction costs and fees, of $3 million included in other income (expense), net. The Company holds no further economic interest in the operations of Tandem.
U.K. Bridge Loan
In 2016, the Company provided a £105 million ($131 million at closing) bridge loan to MMCG (the “U.K. Bridge Loan”) to fund the acquisition of a portfolio of seven care homes in the U.K. Under the U.K. Bridge Loan, the Company retained a three-year call option to acquire those seven care homes at a future date for £105 million, subject to certain conditions precedent being met. In March 2018, upon resolution of all conditions precedent, the Company began the process of exercising its call option to acquire the seven care homes and concluded that it should consolidate the real estate. As a result, the Company derecognized the outstanding loan receivable of £105 million and recognized a £29 million ($41 million) loss on consolidation. Refer to Note 15 for the complete impact of consolidating the seven care homes during the first quarter of 2018.
In June 2018, the Company completed the process of exercising the above-mentioned call option. The seven care homes acquired through the call option were included in the U.K. JV transaction (see Note 4).

NOTE 7.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

		Carrying Amount
		September 30,	December 31,
Entity(1)	Ownership%	2018	2017
CCRC JV	49	$374,988	$400,241
RIDEA II(2)	40	—	259,651
U.K. JV(3)	49	105,200	—
Life Science JVs(4)	50 - 63	67,328	65,581
MBK JV	50	35,934	38,005
Development JVs(5)	50 - 90	26,100	23,365
Medical Office JVs(6)	20 - 67	12,313	12,488
K&Y JVs(7)	80	1,380	1,283
Advances to unconsolidated joint ventures, net		12	226
		$623,255	$800,840
_______________________________________

(1)	These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.

(2)	In June 2018, the Company sold its equity method investment in RIDEA II (see Note 4).

(3)	See Note 4 for discussion of the formation of the U.K. JV and the Company’s equity method investment.

(4)
Includes the following unconsolidated partnerships (and the Company’s ownership percentage): (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%).

(5)
Includes four unconsolidated SHOP development joint ventures (and the Company’s ownership percentage): (i) Vintage Park Development JV (85%); (ii) Waldwick JV (85%); (iii) Otay Ranch JV (90%); and (iv) MBK Development JV (50%).

(6)	Includes three unconsolidated medical office joint ventures (and the Company’s ownership percentage): HCP Ventures IV, LLC (20%); HCP Ventures III, LLC (30%); and Suburban Properties, LLC (67%).

(7)	Includes three unconsolidated joint ventures.
NOTE 8.  Intangibles

Intangible assets primarily consist of lease-up intangibles, above market tenant lease intangibles and below market ground lease intangibles. Intangible liabilities primarily consist of below market lease intangibles and above market ground lease intangibles. The following tables summarize the Company’s intangible lease assets and liabilities (in thousands):

Intangible lease assets	September 30, 2018	December 31, 2017
Gross intangible lease assets	$600,671	$795,305
Accumulated depreciation and amortization	(294,866)	(385,223)
Intangible assets, net	$305,805	$410,082

Intangible lease liabilities	September 30, 2018	December 31, 2017
Gross intangible lease liabilities	$107,687	$126,212
Accumulated depreciation and amortization	(50,816)	(73,633)
Intangible liabilities, net	$56,871	$52,579

NOTE 9.  Debt

Bank Line of Credit and Term Loan
The Company’s $2.0 billion unsecured revolving line of credit facility (the “Facility”) matures on October 19, 2021 and contains two, six-month extension options. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends on the Company’s credit ratings. The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at September 30, 2018, the margin on the Facility was 1.00% and the facility fee was 0.20%. The Facility also includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. At September 30, 2018, the Company had $637 million, including £55 million ($72 million), outstanding under the Facility, with a weighted average effective interest rate of 3.33%.
At September 30, 2018, the Company had $224 million outstanding on its term loan, which accrues interest at a rate of LIBOR plus 1.15%, subject to adjustments based on the Company’s credit ratings. On July 3, 2018, the Company exercised its one-time right to repay the outstanding British pound sterling (“GBP”) balance and re-borrow in U.S. Dollars (“USD”) with all other key terms unchanged, which resulted in repayment of the £169 million balance and re-borrowing of $224 million. The term loan continues to mature in January 2019 and contains a one-year committed extension option.
The Facility and term loan contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements: (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%; (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%; (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a Minimum Consolidated Tangible Net Worth of $6.5 billion. At September 30, 2018, the Company was in compliance with each of these restrictions and requirements of the Facility and term loan.
Senior Unsecured Notes
At September 30, 2018, the Company had senior unsecured notes outstanding with an aggregate principal balance of $5.8 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at September 30, 2018.
The following table summarizes the Company’s senior unsecured notes payoffs for the periods presented (dollars in thousands):

Period	Amount	Coupon Rate
2018
July 16, 2018(1)	$700,000	5.375%
2017
May 1, 2017	$250,000	5.625%
July 27, 2017(2)	$500,000	5.375%
_______________________________________

(1)	The Company recorded a $44 million loss on debt extinguishment related to the repurchase of senior notes.

(2)	The Company recorded a $54 million loss on debt extinguishment related to the repurchase of senior notes.
On October 9, 2018, the Company provided a redemption notice to holders of its $450 million 3.75% senior unsecured notes due in 2019, which will be redeemed in November 2018. There will be no loss on debt extinguishment associated with this redemption.
There were no senior unsecured notes issuances during the nine months ended September 30, 2018 or year ended December 31, 2017.
Mortgage Debt
At September 30, 2018, the Company had $134 million in aggregate principal of mortgage debt outstanding, which is secured by 15 healthcare facilities with a carrying value of $280 million. In March 2017, the Company paid off $472 million of mortgage debt.
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

Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at September 30, 2018 (in thousands):

Year	Bank Line of Credit(1)	Term Loan	Senior Unsecured Notes(2)	Mortgage Debt(3)	Total(4)
2018 (three months)	$—	$—	$—	$860	$860
2019	—	223,587	450,000	3,561	677,148
2020	—	—	800,000	3,609	803,609
2021	636,709	—	—	10,957	647,666
2022	—	—	900,000	2,691	902,691
Thereafter	—	—	3,600,000	112,516	3,712,516
	636,709	223,587	5,750,000	134,194	6,744,490
(Discounts), premium and debt costs, net	—	(119)	(43,819)	5,207	(38,731)
	$636,709	$223,468	$5,706,181	$139,401	$6,705,759
_______________________________________

(1)	Includes £55 million translated into USD.

(2)
Effective interest rates on the notes ranged from 2.79% to 6.88% with a weighted average effective interest rate of 4.03% and a weighted average maturity of five years. On October 9, 2018, the Company provided a redemption notice to holders of its $450 million senior unsecured notes due in 2019, which will be redeemed in November 2018 (see discussion above).

(3)	Effective interest rates on the mortgage debt ranged from 2.65% to 5.91% with a weighted average effective interest rate of 4.19% and a weighted average maturity of 19 years.

(4)	Excludes $92 million of other debt that have no scheduled maturities.
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
Class Action. On May 9, 2016, a purported stockholder of the Company filed a putative class action complaint, Boynton Beach Firefighters’ Pension Fund v. HCP, Inc., et al., Case No. 3:16-cv-01106-JJH, in the U.S. District Court for the Northern District of Ohio against the Company, certain of its officers, HCR ManorCare, Inc. (“HCRMC”), and certain of its officers, asserting violations of the federal securities laws. The suit asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and alleges that the Company made certain false or misleading statements relating to the value of and risks concerning its investment in HCRMC by allegedly failing to disclose that HCRMC had engaged in billing fraud, as alleged by the U.S. Department of Justice (“DoJ”) in a suit against HCRMC arising from the False Claims Act that the DoJ voluntarily dismissed with prejudice. The plaintiff in the class action suit demands compensatory damages (in an unspecified amount), costs and expenses (including attorneys’ fees and expert fees), and equitable, injunctive, or other relief as the Court deems just and proper. On November 28, 2017, the Court appointed Societe Generale Securities GmbH (SGSS Germany) and the City of Birmingham Retirement and Relief Systems (Birmingham) as Co-Lead Plaintiffs in the class action. The motion to dismiss was fully briefed on May 21, 2018 and oral arguments were held on October 23, 2018. The Company believes the suit to be without merit and intends to vigorously defend against it.
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
The Company’s Board of Directors received letters dated August 17, 2016, April 19, 2017, and April 20, 2017 from private law firms acting on behalf of clients who are purported stockholders of the Company, each asserting allegations similar to those made in the California derivative action matters discussed above. Each letter demands that the Board of Directors take action to assert the Company’s rights. The Board of Directors completed its evaluation and rejected the demand letters in December of 2017.
The Company believes that the plaintiffs lack standing or the lawsuits and demands are without merit, but cannot predict the outcome of these proceedings or reasonably estimate any potential loss at this time. Accordingly, no loss contingency has been recorded for these matters as of September 30, 2018, as the likelihood of loss is not considered probable or estimable.
Commitments
The Company’s commitments related to development and redevelopment projects increased by $160 million, to $293 million at September 30, 2018 when compared to December 31, 2017. The Company’s ground and other operating lease obligations increased by $105 million (when compared to December 31, 2017), to $501 million at September 30, 2018, primarily as a result of the acquisition of the Greenville Portfolio by the MSREI JV (see Note 4). There have been no other material changes, outside of the ordinary course of business, to the Company’s commitments during the nine months ended September 30, 2018.

NOTE 11.  Equity

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	September 30, 2018	December 31, 2017
Cumulative foreign currency translation adjustment(1)	$(921)	$(6,955)
Unrealized gains (losses) on derivatives, net	(521)	(13,950)
Supplemental Executive Retirement plan minimum liability and other	(2,855)	(3,119)
Total other comprehensive income (loss)	$(4,297)	$(24,024)
_______________________________________

(1)	See Note 4 for a discussion of the U.K. JV transaction.
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
During the three and nine months ended September 30, 2018, six and 16 senior housing triple-net facilities, respectively, were transferred to the Company’s SHOP segment. During the three and nine months ended September 30, 2017, three and four senior housing triple-net facilities, respectively, were transferred to the Company’s SHOP segment. When an asset is transferred from one segment to another, the results associated with that asset are included in the original segment until the date of transfer. Results generated after the transfer date are included in the new segment.
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

The following tables summarize information for the reportable segments (in thousands):
For the three months ended September 30, 2018:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Rental revenues(1)	$67,487	$137,044	$98,040	$129,618	$22,597	$—	$454,786
Operating expenses	(840)	(106,182)	(23,668)	(49,150)	(1,367)	—	(181,207)
NOI	66,647	30,862	74,372	80,468	21,230	—	273,579
Adjustments to NOI(2)	534	1,378	(1,439)	(319)	(857)	—	(703)
Adjusted NOI	67,181	32,240	72,933	80,149	20,373	—	272,876
Addback adjustments	(534)	(1,378)	1,439	319	857	—	703
Interest income	—	—	—	—	1,236	—	1,236
Interest expense	(599)	(688)	(78)	(117)	—	(62,004)	(63,486)
Depreciation and amortization	(18,884)	(25,166)	(34,432)	(50,294)	(3,422)	—	(132,198)
General and administrative	—	—	—	—	—	(23,503)	(23,503)
Transaction costs	—	—	—	—	—	(4,489)	(4,489)
Recoveries (impairments), net	—	(5,268)	—	—	—	—	(5,268)
Gain (loss) on sales of real estate, net	463	10,163	80,580	3,903	223	—	95,332
Loss on debt extinguishments	—	—	—	—	—	(43,899)	(43,899)
Other income (expense), net	—	—	—	—	—	1,604	1,604
Income tax benefit (expense)	—	—	—	—	—	4,929	4,929
Equity income (loss) from unconsolidated JVs	—	—	—	—	(911)	—	(911)
Net income (loss)	$47,627	$9,903	$120,442	$33,960	$18,356	$(127,362)	$102,926
_______________________________________

(1)	Represents rental and related revenues, tenant recoveries, resident fees and services, and income from DFLs.

(2)	Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, deferral of community fees, net and termination fees.

For the three months ended September 30, 2017:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Rental revenues(1)	$77,220	$126,040	$90,174	$119,847	$28,968	$—	$442,249
Operating expenses	(934)	(86,821)	(19,960)	(46,486)	(1,137)	—	(155,338)
NOI	76,286	39,219	70,214	73,361	27,831	—	286,911
Adjustments to NOI(2)	(600)	(35)	(785)	(578)	(1,283)	—	(3,281)
Adjusted NOI	75,686	39,184	69,429	72,783	26,548	—	283,630
Addback adjustments	600	35	785	578	1,283	—	3,281
Interest income	—	—	—	—	11,774	—	11,774
Interest expense	(640)	(933)	(87)	(126)	(618)	(68,924)	(71,328)
Depreciation and amortization	(25,547)	(24,884)	(30,851)	(42,047)	(7,259)	—	(130,588)
General and administrative	—	—	—	—	—	(23,523)	(23,523)
Transaction costs	—	—	—	—	—	(580)	(580)
Recoveries (impairments), net	—	—	—	—	(25,328)	—	(25,328)
Gain (loss) on sales of real estate, net	5,176	(2)	8	—	—	—	5,182
Loss on debt extinguishments	—	—	—	—	—	(54,227)	(54,227)
Other income (expense), net	—	—	—	—	—	(10,556)	(10,556)
Income tax benefit (expense)	—	—	—	—	—	5,481	5,481
Equity income (loss) from unconsolidated JVs	—	—	—	—	1,062	—	1,062
Net income (loss)	$55,275	$13,400	$39,284	$31,188	$7,462	$(152,329)	$(5,720)
_______________________________________

(1)	Represents rental and related revenues, tenant recoveries, resident fees and services, and income from DFLs.

(2)	Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, deferral of community fees, net and termination fees.

For the nine months ended September 30, 2018:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Rental revenues(1)	$212,489	$420,067	$298,692	$378,798	$85,676	$—	$1,395,722
Operating expenses	(2,677)	(309,694)	(68,208)	(143,114)	(3,932)	—	(527,625)
NOI	209,812	110,373	230,484	235,684	81,744	—	868,097
Adjustments to NOI(2)	(323)	(356)	(7,423)	(2,383)	(3,566)	—	(14,051)
Adjusted NOI	209,489	110,017	223,061	233,301	78,178	—	854,046
Addback adjustments	323	356	7,423	2,383	3,566	—	14,051
Interest income	—	—	—	—	9,048	—	9,048
Interest expense	(1,806)	(2,067)	(240)	(356)	(1,469)	(205,688)	(211,626)
Depreciation and amortization	(62,041)	(80,797)	(105,782)	(142,229)	(27,891)	—	(418,740)
General and administrative	—	—	—	—	—	(75,192)	(75,192)
Transaction costs	—	—	—	—	—	(9,088)	(9,088)
Recoveries (impairments), net	(6,273)	(5,268)	(7,639)	—	—	—	(19,180)
Gain (loss) on sales of real estate, net	(22,687)	79,340	80,581	3,903	21,074	—	162,211
Loss on debt extinguishments	—	—	—	—	—	(43,899)	(43,899)
Other income (expense), net	—	—	—	—	(40,567)	3,550	(37,017)
Income tax benefit (expense)	—	—	—	—	—	14,919	14,919
Equity income (loss) from unconsolidated JVs	—	—	—	—	(442)	—	(442)
Net income (loss)	$117,005	$101,581	$197,404	$97,002	$41,497	$(315,398)	$239,091
_______________________________________

(1)	Represents rental and related revenues, tenant recoveries, resident fees and services, and income from DFLs.

(2)	Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, deferral of community fees, net and termination fees.

For the nine months ended September 30, 2017:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Rental revenues(1)	$255,332	$391,684	$262,224	$357,381	$87,524	$—	$1,354,145
Operating expenses	(2,927)	(267,226)	(56,024)	(137,930)	(3,475)	—	(467,582)
NOI	252,405	124,458	206,200	219,451	84,049	—	886,563
Adjustments to NOI(2)	(2,844)	(334)	(1,211)	(2,304)	(3,162)	—	(9,855)
Adjusted NOI	249,561	124,124	204,989	217,147	80,887	—	876,708
Addback adjustments	2,844	334	1,211	2,304	3,162	—	9,855
Interest income	—	—	—	—	50,974	—	50,974
Interest expense	(1,898)	(6,950)	(288)	(382)	(3,541)	(222,775)	(235,834)
Depreciation and amortization	(77,478)	(75,657)	(95,648)	(127,261)	(21,849)	—	(397,893)
General and administrative	—	—	—	—	—	(67,287)	(67,287)
Transaction costs	—	—	—	—	—	(2,504)	(2,504)
Recoveries (impairments), net	—	—	—	—	(82,010)	—	(82,010)
Gain (loss) on sales of real estate, net	273,409	131	45,922	(406)	3,796	—	322,852
Loss on debt extinguishments	—	—	—	—	—	(54,227)	(54,227)
Other income (expense), net	—	—	—	—	50,895	(10,172)	40,723
Income tax benefit (expense)	—	—	—	—	—	14,630	14,630
Equity income (loss) from unconsolidated JVs	—	—	—	—	4,571	—	4,571
Net income (loss)	$446,438	$41,982	$156,186	$91,402	$86,885	$(342,335)	$480,558
_______________________________________

(1)	Represents rental and related revenues, tenant recoveries, resident fees and services, and income from DFLs.

(2)	Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, deferral of community fees, net and termination fees.
The following table summarizes the Company’s revenues by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment	2018	2017	2018	2017
Senior housing triple-net	$67,487	$77,220	$212,489	$255,332
SHOP	137,044	126,040	420,067	391,684
Life science	98,040	90,174	298,692	262,224
Medical office	129,618	119,847	378,798	357,381
Other non-reportable segments	23,833	40,742	94,724	138,498
Total revenues	$456,022	$454,023	$1,404,770	$1,405,119
See Notes 3, 4 and 6 for significant transactions impacting the Company’s segment assets during the periods presented.

NOTE 13.  Earnings Per Common Share

Basic income (loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed based upon the weighted average number of common shares outstanding plus the common shares issuable from the assumed conversion of DownREIT units, stock options, certain performance restricted stock units and unvested restricted stock units. Only those instruments having a dilutive impact on our basic income (loss) per share are included in diluted income (loss) per share during the periods presented.
Restricted stock and certain performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, and require use of the two-class method when computing basic and diluted earnings per share.
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator
Net income (loss)	$102,926	$(5,720)	$239,091	$480,558
Noncontrolling interests' share in earnings	(3,555)	(1,937)	(9,546)	(7,687)
Net income (loss) attributable to HCP, Inc.	99,371	(7,657)	229,545	472,871
Less: Participating securities' share in earnings	(425)	(131)	(1,278)	(560)
Net income (loss) applicable to common shares	$98,946	$(7,788)	$228,267	$472,311
Denominator
Basic weighted average shares outstanding	469,867	468,975	469,732	468,642
Dilutive potential common shares - equity awards	251	—	144	186
Diluted weighted average common shares	470,118	468,975	469,876	468,828
Earnings per common share:
Basic	$0.21	$(0.02)	$0.49	$1.01
Diluted	$0.21	$(0.02)	$0.49	$1.01

For all periods presented in the above table, 7 million shares issuable upon conversion of DownREIT units and approximately 1 million equity awards (restricted stock units and stock options) were not included because they are anti-dilutive. For the three months ended September 30, 2017, diluted loss per share from continuing operations is calculated using the weighted-average common shares outstanding during the period.

NOTE 14.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2018	2017
Supplemental cash flow information:
Interest paid, net of capitalized interest	$226,907	$261,799
Income taxes paid	2,040	9,897
Capitalized interest	13,769	12,607
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	78,557	63,515
Retained equity method investment from U.K. JV transaction	104,922	—
Derecognition of U.K. Bridge Loan receivable	147,474	—
Consolidation of net assets related to U.K. Bridge Loan	106,457	—
Deconsolidation of noncontrolling interest in connection with RIDEA II transaction	—	58,061
Vesting of restricted stock units and conversion of non-managing member units into common stock	389	2,464
Other liabilities assumed with real estate acquisitions	2,093	3,678
See discussions related to the RIDEA II transaction, U.K. JV transaction, and MSREI JV in Note 4 and the U.K. Bridge Loan in Notes 6 and 15.
The following table summarizes cash, cash equivalents and restricted cash (in thousands):

	September 30,
	2018	2017
Cash and cash equivalents	$78,864	$133,887
Restricted cash	29,877	27,135
Cash, cash equivalents and restricted cash	$108,741	$161,022
NOTE 15.  Variable Interest Entities

Unconsolidated Variable Interest Entities
At September 30, 2018, the Company had investments in: (i) 48 properties leased to VIE tenants, (ii) four unconsolidated VIE JVs, (iii) marketable debt securities of one VIE and (iv) one loan to a VIE borrower. The Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated JVs (CCRC OpCo, Vintage Park Development JV, Waldwick JV and the LLC investment discussed below), it has no formal involvement in these VIEs beyond its investments.
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
The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at September 30, 2018 was as follows (in thousands):

VIE Type	Asset/Liability Type	Maximum Loss Exposure and Carrying Amount(1)
VIE tenants - DFLs(2)	Net investment in DFLs	$601,137
VIE tenants - operating leases(2)	Lease intangibles, net and straight-line rent receivables	6,643
CCRC OpCo	Investments in unconsolidated joint ventures	180,174
Unconsolidated Development JVs	Investments in unconsolidated joint ventures	15,222
Loan - Seller Financing	Loans receivable, net	10,000
CMBS and LLC investment	Marketable debt and LLC investment	34,133
_______________________________________

(1)	The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).

(2)	The Company’s maximum loss exposure may be mitigated by re-leasing the underlying properties to new tenants upon an event of default.
At September 30, 2018, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
See Notes 5, 6 and 7 for additional descriptions of the nature, purpose and operating activities of the Company’s unconsolidated VIEs and interests therein.

Consolidated Variable Interest Entities
HCP, Inc.’s consolidated total assets and total liabilities at September 30, 2018 and December 31, 2017 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to HCP, Inc. Total assets and total liabilities include VIE assets and liabilities as follows (in thousands):

	September 30, 2018	December 31, 2017
Assets
Buildings and improvements	$2,029,066	$2,436,414
Development costs and construction in progress	37,581	32,285
Land	155,807	227,162
Accumulated depreciation and amortization	(352,879)	(542,091)
Net real estate	1,869,575	2,153,770
Investments in and advances to unconsolidated joint ventures	1,641	2,231
Accounts receivable, net	5,761	10,242
Cash and cash equivalents	20,028	15,861
Restricted cash	3,362	2,619
Intangible assets, net	146,701	125,475
Other assets, net	34,884	33,749
Total assets	$2,081,952	$2,343,947
Liabilities
Mortgage debt	44,694	45,016
Intangible liabilities, net	32,058	10,672
Accounts payable and accrued liabilities	71,580	269,280
Deferred revenue	17,969	14,432
Total liabilities	$166,301	$339,400
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
MSREI MOB JV. The Company holds a 51% ownership interest in, and is the managing member of, a JV entity formed in August 2018 that owns and leases MOBs (the “MSREI JV” - see Note 4). The MSREI JV is a VIE due to the non-managing member lacking substantive participation rights in the management of the joint venture or kick-out rights over the managing member. The Company consolidates the MSREI JV as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of the MSREI JV primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of capital expenditures for the properties. Assets generated by the MSREI JV may only be used to settle its contractual obligations (primarily from capital expenditures).
Consolidated Lessees. The Company leases seven senior housing properties to lessee entities under cash flow leases through which the Company receives monthly rent equal to the residual cash flows of the properties. The lessee entities are classified as VIEs as they are "thinly capitalized" entities. The Company consolidates the lessee entities as it has the ability to control the activities that most significantly impact the economic performance of the lessee entities. The lessee entities' assets primarily consist of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to the Company and operating expenses of the senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) may only be used to settle its contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facilities and debt costs).
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
The following tables provide information regarding the Company’s concentrations of credit risk with respect to certain tenants:

	Percentage of Total Assets
	Total Company		Senior Housing Triple-Net
	September 30,	December 31,	September 30,	December 31,
Tenant	2018	2017	2018	2017
Brookdale	8	10	34	39

	Percentage of Revenues
	Total Company				Senior Housing Triple-Net
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
Tenant	2018	2017	2018	2017	2018	2017	2018	2017
Brookdale(1)	5	8	6	10	37	48	40	53
_______________________________________

(1)
The Company's concentration with respect to Brookdale as a tenant is expected to decrease with the completion of the Brookdale Transactions (see Note 3). Nine months ended September 30, 2017 includes revenues from 64 senior housing triple-net facilities that were sold in March 2017.

At September 30, 2018 and December 31, 2017, Brookdale managed or operated, in the Company’s SHOP segment, approximately 7% and 13%, respectively, of the Company’s real estate investments (based on total assets). Because an operator manages the Company’s facilities in exchange for the receipt of a management fee, the Company is not directly exposed to the credit risk of its operators in the same manner or to the same extent as its triple-net tenants. At September 30, 2018, Brookdale provided comprehensive facility management and accounting services with respect to 43 of the Company’s consolidated SHOP facilities and 16 SHOP facilities owned by its unconsolidated JVs, for which the Company or JV pay annual management fees pursuant to long-term management agreements. The Company's concentration with respect to Brookdale as an operator in its SHOP segment is expected to decrease with the completion of the Brookdale Transactions (see Note 3). Most of the management agreements have terms ranging from 10 to 15 years, with three to four 5-year renewal periods. The base management fees are 4.5% to 5.0% of gross revenues (as defined) generated by the RIDEA properties. In addition, there are incentive management fees payable to Brookdale if operating results of the RIDEA properties exceed pre-established EBITDAR (as defined) thresholds.
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
NOTE 17.  Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets are immaterial at September 30, 2018.
The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	September 30, 2018(3)		December 31, 2017(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$41,302	$39,558	$313,326	$313,242
Marketable debt securities(2)	19,070	19,070	18,690	18,690
Bank line of credit(2)	636,709	636,709	1,017,076	1,017,076
Term loan(2)	223,468	223,468	228,288	228,288
Senior unsecured notes(1)	5,706,181	5,746,710	6,396,451	6,737,825
Mortgage debt(2)	139,401	134,194	144,486	125,984
Other debt(2)	92,494	92,494	94,165	94,165
Interest-rate swap liabilities(2)	1,364	1,364	2,483	2,483
Cross currency swap liability(2)	—	—	10,968	10,968
_______________________________________

(1)	Level 1: Fair value calculated based on quoted prices in active markets.

(2)
Level 2: Fair value based on (i) for marketable debt securities, quoted prices for similar or identical instruments in active or inactive markets, respectively, or (ii) for loans receivable, net, mortgage debt and swaps, calculated utilizing standardized pricing models in which significant inputs or value drivers are observable in active markets. For bank line of credit, term loan and other debt, the carrying values are a reasonable estimate of fair value because the borrowings are primarily based on market interest rates and the Company’s credit rating.

(3)	During the nine months ended September 30, 2018 and year ended December 31, 2017, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
NOTE 18.  Derivative Financial Instruments

The following table summarizes the Company’s outstanding swap contracts at September 30, 2018 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Notional	Pay Rate	Receive Rate	Fair Value(1)
Interest rate:
July 2005(2)	July 2020	Cash Flow	$43,000	3.82%	BMA Swap Index	$(1,364)
______________________________________

(1)	Derivative liabilities are recorded in accounts payable and accrued liabilities on the consolidated balance sheets.

(2)	Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.
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

At September 30, 2018, £55 million of the Company’s GBP-denominated borrowings under the Facility are designated as a hedge of a portion of the Company’s net investments in GBP-functional currency unconsolidated subsidiaries to mitigate its exposure to fluctuations in the GBP to USD exchange rate. For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to USD exchange rate of the instrument is recorded as part of the cumulative translation adjustment component of accumulated other comprehensive income (loss). Accordingly, the remeasurement value of the designated £55 million GBP-denominated borrowings due primarily to fluctuations in the GBP to USD exchange rate are reported in accumulated other comprehensive income (loss) as the hedging relationship is considered to be effective. The balance in accumulated other comprehensive income (loss) will be reclassified to earnings when the Company sells its remaining investment in the U.K.

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
Executive Summary
HCP, Inc., a Standard & Poor’s (“S&P”) 500 company, invests primarily in real estate serving the healthcare industry in the United States. We are a Maryland corporation organized in 1985 and qualify as a self-administered REIT. We acquire, develop, lease, manage and dispose of healthcare real estate. At September 30, 2018, our portfolio of investments, including properties in our unconsolidated joint ventures (“JVs”), consisted of interests in 775 properties.
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

•
In June 2018, we entered into definitive agreements with a third-party buyer to sell certain triple-net and senior housing operating portfolio (“SHOP”) facilities previously leased to Brookdale. We sold the first 17 assets in October 2018 and anticipate the sale of the remaining two assets will close later in the fourth quarter of 2018, for total proceeds of approximately $377 million.

•
As of September 30, 2018, we had completed the transition of 34 assets previously operated by Brookdale to other operators. An additional asset previously operated by Brookdale was transitioned to another operator subsequent to September 30, 2018.

See Note 3 to the Consolidated Financial Statements for additional information.
Mountain View Campus Sale

•
Subsequent to September 30, 2018, we entered into a definitive agreement to sell our Shoreline Technology Center life science campus located in Mountain View, California for $1.0 billion. Under the agreement, the buyer funded a $65 million nonrefundable deposit. The sale is expected to generate a gain on sale of approximately $700 million upon its anticipated closing in the fourth quarter 2018.

U.K. Investment Update

•
In June 2018, we entered into a joint venture with an institutional investor (the “U.K. JV”) through which we sold a 51% interest in United Kingdom (“U.K.”) assets previously owned by us (“the U.K. Portfolio”) based on a total value of £382 million ($507 million). We retained a 49% noncontrolling interest in the joint venture and received gross proceeds of $402 million, including proceeds from the refinancing of our previously held intercompany loans. Upon closing the U.K. JV, we deconsolidated the U.K. Portfolio, recognized its retained noncontrolling interest investment at fair value ($105 million) and recognized a gain on sale of $11 million.

Additionally, in August 2018, we sold our remaining £11 million U.K. development loan at par.

MSREI MOB JV

•
In August 2018, HCP and Morgan Stanley Real Estate Investment (“MSREI”) formed a joint venture (the “MSREI JV”) to own a portfolio of medical office buildings (“MOBs”), which HCP owns 51% of and consolidates. To form the joint venture, MSREI contributed cash of $298 million and HCP contributed nine wholly-owned MOBs (the “Contributed Assets”). The Contributed Assets are primarily located in Texas and Florida and were valued at approximately $320 million at the time of contribution. The MSREI JV used substantially all of the cash contributed by MSREI to acquire an additional portfolio of 16 MOBs in Greenville, South Carolina (the “Greenville Portfolio”) for $285 million. Concurrent with acquiring the additional MOBs, the MSREI JV entered into 10-year leases with an anchor tenant on each MOB in the Greenville Portfolio, which accounts for approximately 93% of the total leasable space in the portfolio.

Other Real Estate Disposition and Loan Transactions
In addition to the transactions discussed above, we completed the following real estate disposition and loan transactions:

•
In June 2018, we completed our previously announced deal to sell our remaining 40% ownership interest in RIDEA II for $90 million and cause Columbia Pacific Advisors, LLC to refinance our $242 million of loans receivable from RIDEA II, which resulted in total proceeds of $332 million.

•
In 2016, we provided a £105 million ($131 million at closing) bridge loan to MMCG (the “U.K. Bridge Loan”) to fund the acquisition of a portfolio of seven care homes in the U.K. Under the bridge loan, we retained a call option to acquire those seven care homes at a future date for £105 million, subject to certain conditions being met. In March 2018, in conjunction with MMCG and HCP satisfying the conditions necessary to exercise our call option to acquire the seven care homes, we began consolidating the real estate. As a result, we derecognized the outstanding loan receivable and recognized a £29 million ($41 million) loss on consolidation for the difference between the carrying value of the loan receivable and the fair value of net assets and liabilities assumed, primarily real estate.

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

•	During the quarter ended June 30, 2018, we sold five SHOP assets for $61 million.

•	During the quarter ended September 30, 2018, we sold four life science assets for $269 million, 11 SHOP assets for $76 million and two MOBs for $21 million.
Financing Activities

•	On July 3, 2018, we exercised our right to repay the outstanding £169 million balance under our term loan and re-borrow $224 million with all other key terms unchanged.

•
On July 16, 2018, we repaid $700 million of our 5.375% senior notes due 2021, primarily using proceeds from the U.K. JV transaction and other asset sales (see discussions above), and recorded a loss on debt extinguishment of approximately $44 million.

•
On October 9, 2018, we provided a redemption notice to holders of our $450 million 3.75% senior unsecured notes due in 2019, which will be redeemed in November 2018. There will be no loss on debt extinguishment associated with this redemption.

Development Activities

•
In March 2018, we acquired the rights to develop a new 214,000 square foot life science facility on our existing Hayden Research Campus in Lexington, Massachusetts for $21 million. The planned development, 75 Hayden, will be a four-story, purpose-built Class A life science facility and parking garage.

•
In September and October 2018, we signed two leases totaling 222,000 square feet at The Shore at Sierra Point, bringing the $224 million first phase of the development to 100% pre-leased. The Shore at Sierra Point is a 23-acre waterfront life science development offering state-of-the-art laboratory and office space along with premier amenities.

Dividends
The following table summarizes our common stock cash dividends declared in 2018:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
February 1	February 15	$0.37	March 2
April 26	May 7	0.37	May 22
July 26	August 6	0.37	August 21
October 25	November 5	0.37	November 20
Results of Operations
We evaluate our business and allocate resources among our reportable business segments: (i) senior housing triple-net, (ii) SHOP, (iii) life science and (iv) medical office. Under the life science and medical office segments, we invest through the acquisition and development of life science facilities and medical office buildings, which generally require a greater level of property management. Our senior housing facilities are managed utilizing triple-net leases and RIDEA structures. We have other non-reportable segments that are comprised primarily of our debt investments, hospital properties, unconsolidated JVs and U.K. investments. We evaluate performance based upon: (i) property net operating income from continuing operations (“NOI”) and (ii) Adjusted NOI (cash NOI) in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”), as updated by Note 2 herein.
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
Comparison of the Three and Nine Months Ended September 30, 2018 to the Three and Nine Months Ended September 30, 2017
Overview

Three Months Ended September 30, 2018 and 2017
The following table summarizes results for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	Change
Net income (loss) applicable to common shares	$98,946	$(7,788)	$106,734
FFO	155,632	155,248	384
FFO as adjusted	208,196	227,769	(19,573)
FAD	186,545	202,407	(15,862)
Net income applicable to common shares (“EPS”) increased primarily as a result of the following:

•	an increase in net gain on sales of real estate during the third quarter of 2018 compared to the third quarter of 2017, primarily from the sale of life science assets;

•	increased NOI from: (i) annual rent escalations, (ii) 2017 and 2018 acquisitions, and (iii) development and redevelopment projects placed in service during 2017 and 2018;

•
a reduction in interest expense as a result of debt repayments primarily in the second and third quarters of 2017 and third quarter of 2018, partially offset by an increased average balance under our revolving credit facility during 2018;

•	decreased impairment charges related to senior housing facilities during the third quarter of 2018;

•	a reduction in loss on debt extinguishment related to the repurchases of our senior notes in July 2018 compared to July 2017; and

•	casualty-related charges incurred due to hurricanes in the third quarter of 2017.
The increase in EPS was partially offset by:

•	a reduction in NOI in our senior housing triple-net segment, primarily as a result of the transition of senior housing triple-net assets to SHOP during 2017 and 2018;

•	a reduction in NOI in our SHOP segment, primarily as a result of occupancy declines and higher labor costs;

•	a reduction in income as a result of: (i) asset sales during 2017 and 2018 and (ii) selling joint venture interests in the U.K. JV and MSREI JV (see Note 4 to the Consolidated Financial Statements);

•	a reduction in interest income primarily as a result of the sale of our Tandem Mezzanine Loan; and

•	increased depreciation and amortization expense as a result of: (i) assets acquired during 2017 and (ii) development and redevelopment projects placed into operations during 2017 and 2018.
FFO increased primarily as a result of the aforementioned events impacting EPS, except for the following, which are excluded from FFO:

•	depreciation and amortization expense;

•	impairments of senior housing facilities; and

•	gain on sales of real estate.
FFO as adjusted decreased primarily as a result of the aforementioned events impacting FFO, except for the following, which are excluded from FFO as adjusted:

•	loss on debt extinguishments from the repurchases of our senior notes in July 2017 and July 2018;

•	casualty-related charges due to hurricanes in the third quarter of 2017; and

•	the impairment of our Tandem Mezzanine Loan in the third quarter of 2017.
FAD decreased primarily as a result of the aforementioned events impacting FFO as adjusted, except for the impact of straight-line rents, which is excluded from FAD. The decrease in FAD was partially offset by increased non-refundable entrance fees from our CCRC JV and lower FAD capital expenditures during the third quarter of 2018.
Nine Months Ended September 30, 2018 and 2017
The following table summarizes results for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017	Change
Net income (loss) applicable to common shares	$228,267	$472,311	$(244,044)
FFO	585,001	608,162	(23,161)
FFO as adjusted	655,099	692,726	(37,627)
FAD	578,377	621,109	(42,732)
EPS decreased primarily as a result of the following:

•	a loss on consolidation of seven care homes in the U.K. during the first quarter of 2018;

•	a gain on sale of our Four Seasons senior notes (“Four Seasons Notes”) during the first quarter of 2017, which was not replicated in 2018;

•
a reduction in NOI in our senior housing triple-net segment, primarily as a result of the sale of 64 senior housing triple-net assets during the first quarter of 2017 and the transition of senior housing triple-net assets to SHOP during 2017 and 2018;

•	a reduction in NOI in our SHOP segment, primarily as a result of occupancy declines and higher labor costs;

•	a reduction in income as a result of: (i) asset sales during 2017 and 2018 and (ii) selling joint venture interests in the U.K. JV and MSREI JV (see Note 4 to the Consolidated Financial Statements);

•	a reduction in interest income due to the: (i) payoff of our HC-One Facility in June 2017 and (ii) sale of our Tandem Mezzanine Loan in March 2018;

•
increased depreciation and amortization expense as a result of: (i) assets acquired during 2017 and (ii) development and redevelopment projects placed into operations during 2017 and 2018, primarily in our life science and medical office segments;

•	an increase in severance and related charges during 2018 primarily related to the departure of our former Executive Chairman; and

•	a decrease in gain on sales of real estate during the first three quarters of 2017 compared to the first three quarters of 2018.
The decrease in EPS was partially offset by:

•	increased NOI from: (i) annual rent escalations, (ii) 2017 and 2018 acquisitions, and (iii) development and redevelopment projects placed in service during 2017 and 2018;

•	impairments of our Tandem Mezzanine Loan in the second and third quarters of 2017;

•
impairments related to 11 underperforming senior housing triple-net facilities in the third quarter of 2017, partially offset by impairment charges on 16 SHOP assets and an undeveloped life science land parcel classified as held for sale during 2018;

•
a reduction in interest expense as a result of debt repayments primarily in the second and third quarters of 2017 and third quarter of 2018, partially offset by an increased average balance under our revolving credit facility during 2018;

•	a reduction in loss on debt extinguishment related to the repurchases of our senior notes in July 2018 compared to July 2017; and

•	casualty-related charges incurred due to hurricanes in the third quarter of 2017.
FFO decreased primarily as a result of the aforementioned events impacting EPS, except for the following, which are excluded from FFO:

•	depreciation and amortization expense;

•	impairments of facilities within our senior housing triple-net and SHOP segments;

•	loss on consolidation; and

•	gain on sales of real estate.
FFO as adjusted decreased primarily as a result of the aforementioned events impacting FFO, except for the following, which are excluded from FFO as adjusted:

•	severance and related charges;

•	losses on debt extinguishments;

•	casualty-related charges;

•	a gain on sale of our Four Seasons Notes during the first quarter of 2017; and

•	the impairments of our Tandem Mezzanine Loan in the second and third quarters of 2017 and an undeveloped life science land parcel in the second quarter of 2018.
FAD decreased primarily as a result of the aforementioned events impacting FFO as adjusted, except for the impact of straight-line rents, which is excluded from FAD. Additionally, FAD decreased as a result of declines in non-refundable entrance fees from our CCRC JV during 2018, partially offset by lower FAD capital expenditures.

Segment Analysis
The tables below provide selected operating information for our SPP and total property portfolio for each of our business segments. Our SPP for the three months ended September 30, 2018 consists of 547 properties representing properties acquired or placed in service and stabilized on or prior to July 1, 2017 and that remained in operation under a consistent reporting structure through September 30, 2018. Our SPP for the nine months ended September 30, 2018 consists of 545 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2017 and that remained in operation under a consistent reporting structure through September 30, 2018. Our total property portfolio consists of 672 and 737 properties at September 30, 2018 and 2017, respectively.
Senior Housing Triple-Net

The following table summarizes results at and for the three months ended September 30, 2018 and 2017 (dollars in thousands, except per unit data):

	SPP			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Rental revenues(1)	$63,652	$61,475	$2,177	$67,487	$77,220	$(9,733)
Operating expenses	(84)	(98)	14	(840)	(934)	94
NOI	63,568	61,377	2,191	66,647	76,286	(9,639)
Adjustments to NOI	583	1,759	(1,176)	534	(600)	1,134
Adjusted NOI	$64,151	$63,136	$1,015	67,181	75,686	(8,505)
Non-SPP adjusted NOI				(3,030)	(12,550)	9,520
SPP adjusted NOI				$64,151	$63,136	$1,015
Adjusted NOI % change			1.6%
Property count(2)	152	152		163	204
Average capacity (units)(3)	15,626	15,623		16,635	20,311
Average annual rent per unit	$16,443	$16,190		$16,356	$15,089
_______________________________________

(1)	Represents rental and related revenues and income from direct financing leases (“DFLs”).

(2)
From our 2017 presentation of SPP, we removed two senior housing triple-net properties that were sold, 11 senior housing triple-net properties that were classified as held for sale and 36 senior housing triple-net properties that were transitioned to SHOP.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
SPP NOI and Adjusted NOI increased primarily as a result of annual rent escalations. The increase in SPP Adjusted NOI was partially offset by rent reductions under the Brookdale Transactions.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the following Non-SPP impacts:

•	the transfer of 21 and 16 senior housing triple-net facilities to our SHOP segment during 2017 and 2018, respectively; and

•	senior housing triple-net facilities sold during 2017 and 2018.
The decrease in Total Portfolio NOI and Adjusted NOI is partially offset by the aforementioned increases to SPP.

The following table summarizes results at and for the nine months ended September 30, 2018 and 2017 (dollars in thousands, except per unit data):

	SPP			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Rental revenues(1)	$190,080	$183,785	$6,295	$212,489	$255,332	$(42,843)
Operating expenses	(259)	(278)	19	(2,677)	(2,927)	250
NOI	189,821	183,507	6,314	209,812	252,405	(42,593)
Adjustments to NOI	(386)	4,576	(4,962)	(323)	(2,844)	2,521
Adjusted NOI	$189,435	$188,083	$1,352	209,489	249,561	(40,072)
Non-SPP adjusted NOI				(20,054)	(61,478)	41,424
SPP adjusted NOI				$189,435	$188,083	$1,352
Adjusted NOI % change			0.7%
Property count(2)	152	152		163	204
Average capacity (units)(3)	15,621	15,623		17,494	22,409
Average annual rent per unit	$16,191	$16,076		$16,171	$15,023
_______________________________________

(1)	Represents rental and related revenues and income from DFLs.

(2)
From our 2017 presentation of SPP, we removed two senior housing triple-net properties that were sold, 11 senior housing triple-net properties that were classified as held for sale and 36 senior housing triple-net properties that were transitioned to SHOP.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
SPP NOI and Adjusted NOI increased primarily as a result of annual rent escalations. The increase in Adjusted NOI was partially offset by rent reductions under the Brookdale Transactions.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the following Non-SPP impacts:

•	senior housing triple-net facilities sold during 2017 and 2018; and

•	the transfer of 24 and 16 senior housing triple-net facilities to our SHOP segment during 2017 and 2018, respectively.
The decrease in Total Portfolio NOI and Adjusted NOI is partially offset by the aforementioned increases to SPP.

Senior Housing Operating Portfolio

The following table summarizes results at and for the three months ended September 30, 2018 and 2017 (dollars in thousands, except per unit data):

	SPP			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Rental revenues(1)	$71,454	$70,170	$1,284	$137,044	$126,040	$11,004
Operating expenses	(50,014)	(46,874)	(3,140)	(106,182)	(86,821)	(19,361)
NOI	21,440	23,296	(1,856)	30,862	39,219	(8,357)
Adjustments to NOI	372	(14)	386	1,378	(35)	1,413
Adjusted NOI	$21,812	$23,282	$(1,470)	32,240	39,184	(6,944)
Non-SPP adjusted NOI				(10,428)	(15,902)	5,474
SPP adjusted NOI				$21,812	$23,282	$(1,470)
Adjusted NOI % change			(6.3)%
Property count(2)	50	50		97	84
Average capacity (units)(3)	6,646	6,638		13,365	12,248
Average annual rent per unit	$50,152	$61,159		$49,992	$47,742
_______________________________________

(1)	Represents resident fees and services.

(2)	From our 2017 presentation of SPP, we removed six SHOP properties that were sold, 11 SHOP properties that were classified as held for sale and six SHOP properties that were placed in redevelopment.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
SPP NOI and Adjusted NOI decreased primarily as a result of the following:

•	occupancy declines and higher labor costs; partially offset by

•	increased rates for resident fees.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the aforementioned impacts to SPP and the following Non-SPP impacts:

•	decreased NOI from assets sold in 2017 and 2018; partially offset by

•	increased NOI from the transfer of 21 and 16 senior housing triple-net assets to our SHOP segment during 2017 and 2018, respectively.

The following table summarizes results at and for the nine months ended September 30, 2018 and 2017 (dollars in thousands, except per unit data):

	SPP			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Rental revenues(1)	$214,447	$209,700	$4,747	$420,067	$391,684	$28,383
Operating expenses	(146,711)	(137,904)	(8,807)	(309,694)	(267,226)	(42,468)
NOI	67,736	71,796	(4,060)	110,373	124,458	(14,085)
Adjustments to NOI	1,484	(221)	1,705	(356)	(334)	(22)
Adjusted NOI	$69,220	$71,575	$(2,355)	110,017	124,124	(14,107)
Non-SPP adjusted NOI				(40,797)	(52,549)	11,752
SPP adjusted NOI				$69,220	$71,575	$(2,355)
Adjusted NOI % change			(3.3)%
Property count(2)	49	49		97	84
Average capacity (units)(3)	6,646	6,628		12,688	12,585
Average annual rent per unit	$49,899	$47,771		$52,921	$48,102
_______________________________________

(1)	Represents resident fees and services.

(2)	From our 2017 presentation of SPP, we removed six SHOP properties that were sold, 11 SHOP properties that were classified as held for sale and six SHOP properties that were placed in redevelopment.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
SPP NOI and Adjusted NOI decreased primarily as a result of the following:

•	occupancy declines and higher labor costs; partially offset by

•	increased rates for resident fees.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the aforementioned impacts to SPP and the following Non-SPP impacts:

•	decreased NOI from our partial sale of RIDEA II in the first quarter of 2017; and

•	decreased NOI from assets sold in 2017 and 2018; partially offset by

•	increased NOI from the transfer of 24 and 16 senior housing triple-net assets to our SHOP segment during 2017 and 2018, respectively.

Life Science

The following table summarizes results at and for the three months ended September 30, 2018 and 2017 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Rental revenues(1)	$78,338	$75,779	$2,559	$98,040	$90,174	$7,866
Operating expenses	(17,152)	(16,512)	(640)	(23,668)	(19,960)	(3,708)
NOI	61,186	59,267	1,919	74,372	70,214	4,158
Adjustments to NOI	483	812	(329)	(1,439)	(785)	(654)
Adjusted NOI	$61,669	$60,079	$1,590	72,933	69,429	3,504
Non-SPP adjusted NOI				(11,264)	(9,350)	(1,914)
SPP adjusted NOI				$61,669	$60,079	$1,590
Adjusted NOI % change			2.6%
Property count(2)	107	107		129	127
Average occupancy	96.3%	96.5%		95.9%	96.8%
Average occupied square feet	6,081	6,094		7,065	6,912
Average annual total revenues per occupied square foot	$52	$50		$55	$52
Average annual base rent per occupied square foot(3)	$42	$40		$44	$42
_______________________________________

(1)	Represents rental and related revenues and tenant recoveries.

(2)	From our 2017 presentation of SPP, we removed three life science facilities that were placed in redevelopment.

(3)
Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest and deferred revenues).

SPP NOI and Adjusted NOI increased primarily as a result of the following:

•	new leasing activity; and

•	specific to adjusted NOI, annual rent escalations; partially offset by

•	a mark-to-market rent decrease on a 147,000 square foot lease in South San Francisco.
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following Non-SPP impacts:

•	increased NOI from: (i) increased occupancy in portions of a development placed into operations in 2017 and 2018 and (ii) acquisitions in 2017; partially offset by

•	decreased NOI from: (i) the sale of life science facilities in 2017 and 2018 and (ii) the placement of life science facilities into redevelopment in 2017 and 2018.

The following table summarizes results at and for the nine months ended September 30, 2018 and 2017 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Rental revenues(1)	$227,042	$222,017	$5,025	$298,692	$262,224	$36,468
Operating expenses	(48,134)	(46,286)	(1,848)	(68,208)	(56,024)	(12,184)
NOI	178,908	175,731	3,177	230,484	206,200	24,284
Adjustments to NOI	1,274	2,340	(1,066)	(7,423)	(1,211)	(6,212)
Adjusted NOI	$180,182	$178,071	$2,111	223,061	204,989	18,072
Non-SPP adjusted NOI				(42,879)	(26,918)	(15,961)
SPP adjusted NOI				$180,182	$178,071	$2,111
Adjusted NOI % change			1.2%
Property count(2)	106	106		129	127
Average occupancy	95.2%	96.1%		94.6%	96.5%
Average occupied square feet	5,941	5,993		7,229	6,750
Average annual total revenues per occupied square foot	$51	$50		$54	$52
Average annual base rent per occupied square foot(3)	$41	$41		$44	$42
_______________________________________

(1)	Represents rental and related revenues and tenant recoveries.

(2)	From our 2017 presentation of SPP, we removed three life science facilities that were placed in redevelopment.

(3)
Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest and deferred revenues).

SPP NOI and Adjusted NOI increased primarily as a result of the following:

•	new leasing activity; and

•	specific to adjusted NOI, annual rent escalations; partially offset by

•	a mark-to-market rent decrease on a 147,000 square foot lease in South San Francisco.
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following Non-SPP impacts:

•	increased NOI from: (i) increased occupancy in portions of a development placed into operations in 2017 and 2018 and (ii) acquisitions in 2017; partially offset by

•	decreased NOI from: (i) the sale of life science facilities in 2017 and 2018 and (ii) the placement of life science facilities into redevelopment in 2017 and 2018.

Medical Office

The following table summarizes results at and for the three months ended September 30, 2018 and 2017 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Rental revenues(1)	$107,133	$104,775	$2,358	$129,618	$119,847	$9,771
Operating expenses	(39,863)	(38,707)	(1,156)	(49,150)	(46,486)	(2,664)
NOI	67,270	66,068	1,202	80,468	73,361	7,107
Adjustments to NOI	197	(115)	312	(319)	(578)	259
Adjusted NOI	$67,467	$65,953	$1,514	80,149	72,783	7,366
Non-SPP adjusted NOI				(12,682)	(6,830)	(5,852)
SPP adjusted NOI				$67,467	$65,953	$1,514
Adjusted NOI % change			2.3%
Property count(2)	223	223		268	244
Average occupancy	92.2%	92.4%		92.0%	91.7%
Average occupied square feet	14,901	14,955		17,455	16,604
Average annual total revenues per occupied square foot	$29	$28		$29	$29
Average annual base rent per occupied square foot(3)	$24	$23		$25	$24
_______________________________________

(1)	Represents rental and related revenues and tenant recoveries.

(2)	From our 2017 presentation of SPP, we removed five MOBs that were sold and three MOBs that were placed into redevelopment.

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
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following Non-SPP impacts:

•	increased NOI from our 2017 and 2018 acquisitions; and

•	increased occupancy in redevelopment and development properties that have been placed into operations in 2017 and 2018; partially offset by

•	decreased NOI from the sale of five MOBs during 2017 and 2018.

The following table summarizes results at and for the nine months ended September 30, 2018 and 2017 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Rental revenues(1)	$317,076	$311,770	$5,306	$378,798	$357,381	$21,417
Operating expenses	(115,710)	(113,976)	(1,734)	(143,114)	(137,930)	(5,184)
NOI	201,366	197,794	3,572	235,684	219,451	16,233
Adjustments to NOI	(510)	(1,108)	598	(2,383)	(2,304)	(79)
Adjusted NOI	$200,856	$196,686	$4,170	233,301	217,147	16,154
Non-SPP adjusted NOI				(32,445)	(20,461)	(11,984)
SPP adjusted NOI				$200,856	$196,686	$4,170
Adjusted NOI % change			2.1%
Property count(2)	223	223		268	244
Average occupancy	92.2%	92.6%		91.9%	91.9%
Average occupied square feet	14,921	15,035		17,128	16,664
Average annual total revenues per occupied square foot	$28	$28		$29	$28
Average annual base rent per occupied square foot(3)	$24	$23		$25	$24
_______________________________________

(1)	Represents rental and related revenues and tenant recoveries.

(2)	From our 2017 presentation of SPP, we removed five MOBs that were sold and three MOBs that were placed into redevelopment.

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
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following Non-SPP impacts:

•	increased NOI from our 2017 and 2018 acquisitions; and

•	increased occupancy in redevelopment and development properties that have been placed into operations in 2017 and 2018; partially offset by

•	decreased NOI from the sale of six MOBs during 2017 and 2018 and the placement of a MOB into redevelopment.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Interest income	$1,236	$11,774	$(10,538)	$9,048	$50,974	$(41,926)
Interest expense	63,486	71,328	(7,842)	211,626	235,834	(24,208)
Depreciation and amortization	132,198	130,588	1,610	418,740	397,893	20,847
General and administrative	23,503	23,523	(20)	75,192	67,287	7,905
Transaction costs	4,489	580	3,909	9,088	2,504	6,584
Impairments (recoveries), net	5,268	25,328	(20,060)	19,180	82,010	(62,830)
Gain (loss) on sales of real estate, net	95,332	5,182	90,150	162,211	322,852	(160,641)
Loss on debt extinguishments	(43,899)	(54,227)	10,328	(43,899)	(54,227)	10,328
Other income (expense), net	1,604	(10,556)	12,160	(37,017)	40,723	(77,740)
Income tax benefit (expense)	4,929	5,481	(552)	14,919	14,630	289
Equity income (loss) from unconsolidated joint ventures	(911)	1,062	(1,973)	(442)	4,571	(5,013)
Noncontrolling interests’ share in earnings	(3,555)	(1,937)	(1,618)	(9,546)	(7,687)	(1,859)
Interest income
Interest income decreased for the three and nine months ended September 30, 2018 primarily as a result of: (i) the sale of our Tandem Mezzanine Loan during the first quarter of 2018 and (ii) the conversion of the U.K. Bridge Loan into real estate during the first quarter of 2018. Additionally, the nine months ended September 30, 2018 decreased as a result of the payoff of our HC-One Facility in June 2017.
Interest expense
Interest expense decreased for the three and nine months ended September 30, 2018 as a result of senior unsecured notes, term loan, and mortgage debt repayments, which occurred primarily in the second and third quarters of 2017 and third quarter of 2018, partially offset by an increased average balance under our revolving credit facility during 2018.
Approximately 87% and 89% of our consolidated debt, inclusive of $43 million and $44 million of variable rate debt swapped to fixed through interest rate swaps, was fixed rate debt as of September 30, 2018 and 2017, respectively. At September 30, 2018, our fixed rate debt and variable rate debt had weighted average interest rates of 4.03% and 3.35%, respectively. At September 30, 2017, our fixed rate debt and variable rate debt had weighted average interest rates of 4.19% and 2.17%, respectively. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
Depreciation and amortization expense
Depreciation and amortization expense increased for the three and nine months ended September 30, 2018 primarily as a result of: (i) assets acquired during 2017 and 2018 (primarily in our life science and medical office segments) and (ii) development and redevelopment projects placed into operations during 2017 and 2018 (primarily in our life science and medical office segments), partially offset by: (i) dispositions of real estate throughout 2017 and 2018 (primarily in our senior housing triple-net and SHOP segments), (ii) classifying assets as held for sale during 2018 (primarily in our senior housing triple-net, SHOP and life science segments) and (iii) sale of a joint venture interest in the U.K. JV.
General and administrative expenses
General and administrative expenses increased for the nine months ended September 30, 2018 primarily as a result of increased compensation costs during 2018 and severance and related charges primarily resulting from the departure of our former Executive Chairman in March 2018.
Transaction costs
Transaction costs increased for the three and nine months ended September 30, 2018 primarily as a result of costs associated with transitioning assets previously operated by Brookdale to new operators, partially offset by costs incurred for transactions during the three and nine months ended September 30, 2017.

Impairments (recoveries), net
We recognized impairments on three SHOP assets classified as held for sale during the three months ended September 30, 2018. Further, during the nine months ended September 30, 2018, we recognized additional impairments on two SHOP portfolios (13 assets) and an undeveloped life science land parcel classified as held for sale.
We recognized impairments on 11 underperforming senior housing triple-net facilities and our Tandem Mezzanine Loan for the three months ended September 30, 2017. We recognized an additional impairment on our Tandem Mezzanine Loan during the nine months ended September 30, 2017.
Gain (loss) on sales of real estate, net
During the three months ended September 30, 2018, we sold: (i) 11 SHOP facilities, (ii) four life science assets and (iii) two MOBs and recognized total net gain on sales of $95 million. During the nine months ended September 30, 2018 we sold: (i) our remaining interest in RIDEA II, (ii) a 51% interest in our U.K. Portfolio, (iii) 21 SHOP facilities, (iv) four life science assets, (v) two MOBs and (vi) two senior housing triple-net facilities and recognized total net gain on sales of $162 million.
During the three months ended September 30, 2017, we sold two senior housing triple-net facilities, resulting in gain on sales of $5 million. During the nine months ended September 30, 2017 (primarily in the first quarter of 2017), we primarily sold 66 senior housing triple-net assets, five life science facilities, a SHOP facility, a MOB and a 40% interest in RIDEA II and recognized total net gain on sales of $323 million.
Loss on debt extinguishments
During the three and nine months ended September 30, 2018, we repurchased $700 million of our 5.375% senior notes due 2021 and recognized a $44 million loss on debt extinguishment, primarily related to a premium for early payment.
During the three and nine months ended September 30, 2017, we repurchased $500 million of our 5.375% senior notes due 2021 and recognized a $54 million loss on debt extinguishment, primarily related to a premium for early payment.
Other income (expense), net
Other income (expense), net, increased for the three months ended September 30, 2018 primarily as a result of casualty-related charges incurred in the third quarter of 2017 and higher litigation costs incurred in 2017.
Other income (expense), net, decreased for the nine months ended September 30, 2018 primarily as a result of: (i) a loss on consolidation of seven U.K. care homes in March 2018 (see Note 15 to the Consolidated Financial Statements for additional information) and (ii) a gain on sale of our Four Seasons Notes in March 2017. The decrease in other income (expense), net was partially offset by: (i) the aforementioned casualty-related charges incurred in the third quarter of 2017 and (ii) decreased litigation costs in 2018.
Income tax benefit (expense)
Income taxes for the three and nine months ended September 30, 2018 were primarily the result of income tax benefits from losses generated by certain of our taxable REIT subsidiaries, partially offset by income tax expense from the sale of our 40% investment in RIDEA II in June 2018 (see Note 4).
Income taxes for the three months ended September 30, 2017 were primarily the result of income tax benefits from losses generated by certain of our taxable REIT subsidiaries and deferred tax benefit from the casualty-related charges recognized in the third quarter of 2017. Income taxes for the nine months ended September 30, 2017 were primarily the result of the aforementioned impact during the three months ended September 30, 2017 and a tax benefit from the initial sale of a 40% interest in RIDEA II in January 2017.
Equity income (loss) from unconsolidated joint ventures
The decrease in equity income from unconsolidated joint ventures for the three and nine months ended September 30, 2018 was primarily the result of: (i) the sale of our equity method investment in RIDEA II in June 2018, and (ii) lease expirations on an unconsolidated life science property during the first half of 2018. The decrease was partially offset by additional equity income from our investment in the U.K. JV.

Liquidity and Capital Resources
We anticipate that our cash flow from operations, available cash balances and cash from our various financing activities will be adequate for at least the next 12 months for purposes of: (i) funding recurring operating expenses; (ii) meeting debt service requirements, including our planned redemption of our $450 million 3.75% senior unsecured notes in November 2018; and (iii) satisfying our distributions to our stockholders and non-controlling interest members.
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
Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our credit ratings. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. At October 29, 2018, we had senior unsecured credit ratings of BBB from Fitch, Baa2 from Moody’s and BBB from S&P Global.
Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change
Net cash provided by (used in) operating activities	$632,918	$637,896	$(4,978)
Net cash provided by (used in) investing activities	817,534	1,740,698	(923,164)
Net cash provided by (used in) financing activities	(1,424,159)	(2,354,963)	930,804
Operating Cash Flows
The decrease in operating cash flow is primarily the result of a reduction in income related to: (i) dispositions during 2017 and 2018, (ii) the partial sale and deconsolidation of RIDEA II during the first quarter of 2017, (iii) occupancy declines and higher labor costs within our SHOP segment, and (iv) decreased distributions of earnings from our unconsolidated joint ventures. The decrease in operating cash flow is partially offset by: (i) 2017 and 2018 acquisitions, (ii) annual rent increases, (iii) developments and redevelopments placed in service during 2017 and the first three quarters of 2018, and (iv) decreased interest paid as a result of debt repayments during 2017 and 2018. Our cash flow from operations is dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.
Investing Cash Flows
The following are significant investing activities for the nine months ended September 30, 2018:

•	received net proceeds of $1.6 billion primarily from sales of: (i) RIDEA II, (ii) other real estate assets, and (iii) the Tandem Mezzanine Loan, and the U.K. JV transaction; and

•	made investments of $765 million primarily related to the acquisition, development, and redevelopment of real estate.

The following are significant investing activities for the nine months ended September 30, 2017:

•	received net proceeds of $1.7 billion from sales of real estate, including the partial sale and recapitalization of RIDEA II;

•	received net proceeds of $555 million primarily from the sale of our Four Seasons investments, the repayment of our HC-One Facility, and a DFL repayment; and

•	made investments of $527 million primarily related to the development of real estate.
Financing Cash Flows
The following are significant financing activities for the nine months ended September 30, 2018:

•	made net repayments of $1.1 billion under our bank line of credit, term loan, senior unsecured notes (including debt extinguishment costs) and mortgage debt;

•	paid cash dividends on common stock of $523 million;

•	paid $78 million for distributions to and purchases of noncontrolling interests (primarily related to our acquisition of Brookdale’s noncontrolling interest in RIDEA I); and

•	received proceeds of $299 million for issuances of noncontrolling interests (primarily related to the MSREI MOB JV).
The following are significant financing activities for the nine months ended September 30, 2017:

•	made net repayments of $1.8 billion under our bank line of credit, term loans, senior unsecured notes (including debt extinguishment costs) and mortgage debt; and

•	paid dividends on common stock of $521 million.
Debt

See Note 9 in the Consolidated Financial Statements for additional information about our outstanding debt.
See “2018 Transaction Overview” for further information regarding our significant financing activities through October 31, 2018.
Equity

At September 30, 2018, we had 470 million shares of common stock outstanding, equity totaled $5.6 billion, and our equity securities had a market value of $12.5 billion.
At September 30, 2018, non-managing members held an aggregate of 4 million units in five limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At September 30, 2018, the DownREIT units were convertible into 7 million shares of our common stock.
At-The-Market Program
We renewed our at-the-market equity program in May 2018, pursuant to which we may sell shares of our common stock having an aggregate gross sales price of up to $750 million through a consortium of banks acting as sales agents or directly to the banks acting as principals. There was no activity under our at-the-market program during the nine months ended September 30, 2018 and, at September 30, 2018, $750 million of our common stock remained available for sale under the at-the-market program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell any shares under our at-the-market program.
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

Contractual Obligations and Off-Balance Sheet Arrangements
Our commitments related to development and redevelopment projects increased by $160 million, to $293 million at September 30, 2018 when compared to December 31, 2017. Our ground and other operating lease obligations increased by $105 million (when compared to December 31, 2017), to $501 million at September 30, 2018, primarily as a result of the acquisition of the Greenville Portfolio by the MSREI JV (see Note 4 to the Consolidated Financial Statements). Additionally, we repaid $700 million of our senior notes due 2021 in July 2018, reducing our contractual obligation to $5.8 billion at September 30, 2018. There have been no other material changes, outside of the ordinary course of business, to these contractual obligations during the nine months ended September 30, 2017.
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

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO, FFO as adjusted and FAD (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) applicable to common shares	$98,946	$(7,788)	$228,267	$472,311
Real estate related depreciation and amortization	132,198	130,588	418,740	397,893
Real estate related depreciation and amortization on unconsolidated joint ventures	15,180	16,358	48,730	47,711
Real estate related depreciation and amortization on noncontrolling interests and other	(2,971)	(3,678)	(7,136)	(11,711)
Other depreciation and amortization	2,343	2,360	4,906	7,718
Loss (gain) on sales of real estate, net	(95,332)	(5,182)	(162,211)	(322,852)
Loss (gain) upon consolidation of real estate, net(1)	—	—	41,017	—
Taxes associated with real estate dispositions(2)	—	—	1,147	(5,498)
Impairments (recoveries) of depreciable real estate, net	5,268	22,590	11,541	22,590
FFO applicable to common shares	155,632	155,248	585,001	608,162
Distributions on dilutive convertible units	—	—	—	5,250
Diluted FFO applicable to common shares	$155,632	$155,248	$585,001	$613,412

Weighted average shares outstanding - diluted FFO	470,118	469,156	469,876	473,519

Impact of adjustments to FFO:
Transaction-related items	$4,678	$580	$8,612	$2,476
Other impairments (recoveries), net(3)	—	2,738	4,341	8,526
Severance and related charges(4)	4,573	3,889	13,311	3,889
Loss on debt extinguishments(5)	43,899	54,227	43,899	54,227
Litigation costs (recoveries)	(545)	2,303	41	7,507
Casualty-related charges (recoveries), net	—	8,925	—	8,925
Foreign currency remeasurement losses (gains)	(41)	(141)	(106)	(986)
Total adjustments	$52,564	$72,521	$70,098	$84,564

FFO as adjusted applicable to common shares	$208,196	$227,769	$655,099	$692,726
Distributions on dilutive convertible units and other	(90)	1,493	(180)	5,095
Diluted FFO as adjusted applicable to common shares	$208,106	$229,262	$654,919	$697,821

Weighted average shares outstanding - diluted FFO as adjusted	470,118	473,836	469,876	473,519

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
FFO as adjusted applicable to common shares	$208,196	$227,769	$655,099	$692,726
Amortization of deferred compensation(6)	3,530	3,237	11,249	10,329
Amortization of deferred financing costs	3,070	3,439	9,760	11,141
Straight-line rents	(4,409)	(5,774)	(20,888)	(18,052)
FAD capital expenditures	(24,646)	(26,272)	(70,237)	(73,825)
Lease restructure payments	300	311	901	1,165
CCRC entrance fees(7)	6,524	6,074	13,203	14,436
Deferred income taxes(8)	(4,880)	(3,807)	(12,751)	(10,523)
Other FAD adjustments(9)	(1,140)	(2,570)	(7,959)	(6,288)
FAD applicable to common shares	186,545	202,407	578,377	621,109
Distributions on dilutive convertible units	—	1,596	—	5,250
Diluted FAD applicable to common shares	$186,545	$204,003	$578,377	$626,359

Weighted average shares outstanding - diluted FAD	470,118	473,836	469,876	473,519

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Diluted earnings per common share	$0.21	$(0.02)	$0.49	$1.01
Depreciation and amortization	0.31	0.31	0.99	0.93
Loss (gain) on sales of real estate, net	(0.20)	(0.01)	(0.34)	(0.68)
Loss (gain) upon consolidation of real estate, net(1)	—	—	0.09	—
Taxes associated with real estate dispositions(2)	—	—	—	(0.01)
Impairments (recoveries) of depreciable real estate, net	0.01	0.05	0.02	0.05
Diluted FFO per common share	$0.33	$0.33	$1.25	$1.30
Transaction-related items	0.01	—	0.01	—
Other impairments (recoveries), net(3)	—	0.01	0.01	0.02
Severance and related charges(4)	0.01	0.01	0.03	0.01
Loss on debt extinguishment(5)	0.09	0.11	0.09	0.11
Litigation costs (recoveries)	—	—	—	0.01
Casualty-related charges (recoveries), net	—	0.02	—	0.02
Diluted FFO as adjusted per common share	$0.44	$0.48	$1.39	$1.47
_______________________________________

(1)	For the nine months ended September 30, 2018, represents the loss on consolidation of seven U.K. care homes.

(2)	Represents the income tax impact of our RIDEA II transactions in June 2018 and January 2017.

(3)
For the nine months ended September 30, 2018, represents the impairment of an undeveloped life science land parcel classified as held for sale, partially offset by an impairment recovery upon the sale of our Tandem Mezzanine Loan in March 2018. For the nine months ended September 30, 2017, represents the impairment of our Tandem Mezzanine Loan, net of the impairment recovery upon the sale of our Four Seasons Notes in the first quarter of 2017. For the three months ended September 30, 2017, represents the impairment of our Tandem Mezzanine Loan, which was sold in the first quarter of 2018.

(4)
For the three months ended September 30, 2018, relates to corporate restructuring activities. For the nine months ended September 30, 2018, primarily relates to the departure of our former Executive Chairman, which consisted of $6 million of cash severance and $3 million of equity award vestings. For the three and nine months ended September 30, 2017, primarily relates to the departure of our former Chief Accounting Officer.

(5)	Represents the premium associated with the prepayment of senior unsecured notes.

(6)	Excludes amounts in severance and related charges related to the acceleration of deferred compensation for restricted stock units that vested upon the departure of certain former employees.

(7)	Represents our 49% share of non-refundable entrance fees, as the fees are collected by our CCRC JV, net of reserves and CCRC JV entrance fee amortization.

(8)	For the three and nine months ended September 30, 2017, excludes $2 million of deferred tax benefit from casualty-related charges, which is included in casualty-related charges (recoveries), net.

(9)
Primarily includes our share of FAD capital expenditures from unconsolidated joint ventures, partially offset by noncontrolling interests' share of FAD capital expenditures from consolidated joint ventures.

For a reconciliation of NOI and Adjusted NOI to net income (loss), refer to Note 12 to the Consolidated Financial Statements. For a reconciliation of SPP NOI and Adjusted NOI to total portfolio NOI and Adjusted NOI by segment, refer to the analysis of each segment in “Results of Operations” above.

Critical Accounting Policies and Recent Accounting Pronouncements
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2017 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements. There have been no significant changes to our critical accounting policies during 2018 other than those resulting from new accounting standards (see Note 2 to the Consolidated Financial Statements).
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
Interest Rate Risk.  At September 30, 2018, our exposure to interest rate risk is primarily on our variable rate debt. At September 30, 2018, $43 million of our variable-rate debt was hedged by interest rate swap transactions. The interest rate swaps are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable-rate debt to fixed interest rates.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. A one percentage point increase or decrease in interest rates would change the fair value of our fixed rate debt by approximately $264 million and $284 million, respectively, and would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance at September 30, 2018, our annual interest expense and interest income would increase by approximately $9 million and $1 million, respectively.
Foreign Currency Risk.  At September 30, 2018, our exposure to foreign currencies primarily relates to U.K. investments in leased real estate, loans receivables and related GBP denominated cash flows. Our foreign currency exposure is partially mitigated through the use of GBP-denominated borrowings. Based solely on our operating results for the three months ended September 30, 2018, including the impact of existing hedging arrangements, if the value of the GBP relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended September 30, 2018, our cash flows would have decreased or increased, as applicable, by less than $1 million.
Market Risk.  We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At September 30, 2018, both the fair value and carrying value of marketable debt securities was $19 million.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.
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
None.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf during the three months ended September 30, 2018.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
July 1-31, 2018	—	$—	—	—
August 1-31, 2018	7,808	26.57	—	—
September 1-30, 2018	13,195	27.03	—	—
Total	21,003	26.86	—	—
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

Date: October 31, 2018	HCP, Inc.

(Registrant)

/s/ THOMAS M. HERZOG
Thomas M. Herzog
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PETER A. SCOTT
Peter A. Scott
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)