Form 10-K
period 2018-12-31
HCP, INC.
filed 2019-02-14
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $8.7 billion.
As of February 11, 2019 there were 477,771,756 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

HCP, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2018

All references in this report to “HCP,” the “Company,” “we,” “us” or “our” mean HCP, Inc., together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “HCP, Inc.” mean the parent company without its subsidiaries.
Cautionary Language Regarding Forward-Looking Statements
Statements in this Annual Report on Form 10-K that are not historical factual statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “target,” “forecast,” “plan,” “potential,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. Forward-looking statements reflect our current expectations and views about future events and are subject to risks and uncertainties that could significantly affect our future financial condition and results of operations. While forward-looking statements reflect our good faith belief and assumptions we believe to be reasonable based upon current information, we can give no assurance that our expectations or forecasts will be attained. Further, we cannot guarantee the accuracy of any such forward-looking statement contained in this Annual Report, and such forward-looking statements are subject to known and unknown risks and uncertainties that are difficult to predict. As more fully set forth under “Item 1A, Risk Factors” in this report, these risks and uncertainties include, among other things:

•	our reliance on a concentration of a small number of tenants and operators for a significant percentage of our revenues and net operating income;

•
the financial condition of our existing and future tenants, operators and borrowers, including potential bankruptcies and downturns in their businesses, and their legal and regulatory proceedings, which results in uncertainties regarding our ability to continue to realize the full benefit of such tenants’ and operators’ leases and borrowers’ loans;

•
the ability of our existing and future tenants, operators and borrowers to conduct their respective businesses in a manner sufficient to maintain or increase their revenues and manage their expenses in order to generate sufficient income to make rent and loan payments to us and our ability to recover investments made, if applicable, in their operations;

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

•	our ability to identify replacement tenants and operators and the potential renovation costs and regulatory approvals associated therewith;

•	the risks associated with property development and redevelopment, including costs above original estimates, project delays and lower occupancy rates and rents than expected;

•	the potential impact of uninsured or underinsured losses;

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
General Overview

HCP, an S&P 500 company, invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). We are a Maryland corporation organized in 1985 and qualify as a self-administered real estate investment trust. We are headquartered in Irvine, California, with offices in Nashville and San Francisco. Our diverse portfolio is comprised of investments in the following reportable healthcare segments: (i) senior housing triple-net, (ii) senior housing operating portfolio (“SHOP”), (iii) life science and (iv) medical office. At December 31, 2018, we had 201 full-time employees.
For a description of our significant activities during 2018, see “Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—2018 Transaction Overview” in this report.
Business Strategy

We invest and manage our real estate portfolio for the long-term to maximize the benefit to our stockholders and support the growth of our dividends. The core elements of our strategy are to:

•
Acquire, develop, lease, own and manage a diversified portfolio of quality healthcare properties across multiple geographic locations and business segments, including senior housing, life science, and medical office, among others;

•
Maintain an investment grade balance sheet with adequate liquidity and long-term fixed rate debt financing with staggered maturities in order to support the longer-term nature of our investments, while reducing our exposure to interest rate volatility and refinancing risk at any point in the interest rate or credit cycles;

•
Align ourselves with leading healthcare companies, operators and service providers which, over the long-term, should result in higher relative rental rates, net operating cash flows and appreciation of property values; and

•	Pursue operational excellence to maximize the value of our investments.
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
Financing Strategies
Our REIT qualification requires us to distribute at least 90% of our REIT taxable income (excluding net capital gains); therefore, we do not retain a significant amount of capital. As a result, we regularly access the public equity and debt markets to raise the funds necessary to finance acquisitions and debt investments, develop and redevelop properties, and refinance maturing debt.
We may finance acquisitions and other investments through the following vehicles:

•	borrowings under our credit facility;

•	issuance or origination of debt, including unsecured notes, term loans and mortgage debt;

•	sale of ownership interests in properties or other investments; or

•	issuance of common stock or preferred stock or its equivalent.
We maintain a disciplined balance sheet by actively managing our debt to equity levels and maintaining multiple sources of liquidity. Our debt obligations are primarily long-term fixed rate with staggered maturities.
We finance our investments based on our evaluation of available sources of funding. For short-term purposes, we may utilize our revolving line of credit facility, arrange for other short-term borrowings from banks or other sources, or issue equity securities pursuant to our at-the-market equity offering program. We arrange for longer-term financing by offering debt and equity securities, placing mortgage debt and obtaining capital from institutional lenders and joint venture partners.
Segments

Senior housing (triple-net and senior housing operating portfolio, or SHOP)
Our senior housing properties are owned either through triple-net leases with third party tenant-operators or through so-called RIDEA structures, which is permitted by the Housing and Economic Recovery Act of 2008, and includes most of the provisions previously proposed in the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”).

Our senior housing properties include independent living facilities (“ILFs”), assisted living facilities (“ALFs”), memory care facilities (“MCFs”), and continuing care retirement communities (“CCRCs”), which cater to different segments of the elderly population based upon their personal needs. The services provided by our third party tenant-operators under triple-net leases or by our third-party manager-operators under a RIDEA structure at our properties are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicare and Medicaid.
Our triple-net leases are typically long-term agreements with third party tenant-operators. Under triple-net leases, our tenant-operators are typically responsible for the ongoing expenses of the property, including real estate taxes, insurance, and maintenance, in addition to paying the rent and utilities. Additionally, operational risks and liabilities are the responsibility of our tenant-operator, including with respect to any employment matters, compliance with healthcare and other laws and liabilities relating to personal injury-tort matters, resident-patient quality of care claims and governmental reimbursement matters.
A RIDEA structure allows us, through a taxable REIT subsidiary (“TRS”), to receive cash flow from the operations of a healthcare facility (as compared to only receiving contractual rent from a third-party tenant-operator under a triple-net lease structure) in compliance with REIT tax requirements. The criteria for operating a healthcare facility through a RIDEA structure require us to lease the facility to an affiliate TRS under a triple-net lease, and for such affiliate TRS to engage an independent qualifying management company (also known as an eligible independent contractor or third-party operator) to manage and operate the day-to-day business of the facility in exchange for a management fee. As a result, under a RIDEA structure, we are required to rely on a third-party operator to hire and train all facility employees, enter into all third-party contracts for the benefit of the facility, including resident/patient agreements, comply with laws, including but not limited to healthcare laws, and provide resident care. We are substantially limited in our ability to control or influence day-to-day operations under a RIDEA structure, and thus rely on the third-party tenant-operator to manage and operate the business.
Unlike our triple-net leased properties, through our TRS, we bear all operational risks and liabilities associated with the operation of these properties, with limited exceptions, such as a third-party operator’s gross negligence or willful misconduct. These operational risks and liabilities include those relating to any employment matters of our operator, compliance with healthcare and other laws and liabilities relating to personal injury-tort matters, resident-patient quality of care claims, and any governmental reimbursement matters, even though we have limited ability to control or influence our third-party operators’ management of these risks.
We view RIDEA as an important structure for senior housing properties that present attractive valuation entry points and/or growth profiles, and this structure has become the preferred structure (as opposed to triple-net leases) among most high-quality operators in the senior housing industry. Many of the management agreements we have in RIDEA structured transactions have terms ranging from 5 to 15 years, with mutual renewal options. The base management fees are typically 4.5% to 5.0% of gross revenues (as defined) generated by the RIDEA properties. In addition, there are sometimes incentive management fees payable to our third-party operators if operating results of the RIDEA properties exceed pre-established thresholds. Conversely, there are sometimes provisions in the management agreements that reduce management fees payable to our third-party operators if operating results do not meet certain pre-established thresholds.
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

•
Memory Care Facilities.  MCFs address the unique challenges of residents with Alzheimer’s disease or other forms of dementia. Residents may live in semi-private apartments or private rooms and have structured activities delivered by staff members trained specifically on how to care for residents with memory impairment. These facilities offer programs that provide comfort and care in a secure environment.

•
Continuing Care Retirement Communities.  CCRCs offer several levels of service, including independent living, assisted living and skilled nursing home care. CCRCs are different from other housing and care options for seniors because they usually provide written agreements or long-term contracts between residents and the communities (frequently lasting the term of the resident’s lifetime), which offer a continuum of housing, services and healthcare on one campus or site. CCRCs are appealing as they allow residents to “age in place.” CCRCs typically require the individual to be in relatively good health and independent upon entry.
The following table provides information about our senior housing triple-net tenant concentration for the year ended December 31, 2018:

Tenant	Percentage of Segment Revenues	Percentage of Total Revenues
Brookdale Senior Living, Inc. (“Brookdale”)(1)	38%	6%
_______________________________________

(1)
Excludes facilities operated by Brookdale in our SHOP segment, as discussed below. Percentages of segment and total revenues include partial-year revenue earned from senior housing triple-net facilities that were sold during 2018. Accordingly, the percentages of segment and total revenues are expected to decrease in 2019 (see Note 3 in the Consolidated Financial Statements).

As of December 31, 2018, Brookdale operated, in our SHOP segment, approximately 7% of our real estate investments based on total assets. Because third-party operators manage our RIDEA properties in exchange for the receipt of a management fee, we are not directly exposed to the credit risk of these operators in the same manner or to the same extent as our triple-net tenants.
Life science
These properties contain laboratory and office space primarily for biotechnology, medical device and pharmaceutical companies, scientific research institutions, government agencies and other organizations involved in the life science industry. While these properties have characteristics similar to commercial office buildings, they generally contain more advanced electrical, mechanical, and heating, ventilating and air conditioning systems. The facilities generally have specialty equipment including emergency generators, fume hoods, lab bench tops and related amenities. In many instances, life science tenants make significant investments to improve their leased space, in addition to landlord improvements, to accommodate biology, chemistry or medical device research initiatives.
Life science properties are primarily configured in business park or campus settings and include multiple buildings. The business park and campus settings allow us the opportunity to provide flexible, contiguous/adjacent expansion to accommodate the growth of existing tenants. Our properties are located in well-established geographical markets known for scientific research and drug discovery, including San Francisco (56%) and San Diego (31%), California, Boston, Massachusetts, and Durham, North Carolina (based on square feet). At December 31, 2018, 91% of our life science properties were triple-net leased (based on leased square feet).
The following table provides information about our life science tenant concentration for the year ended December 31, 2018:

Tenants	Percentage of Segment Revenues	Percentage of Total Revenues
Amgen, Inc.	14%	3%
Medical office
Medical office buildings (“MOBs”) typically contain physicians’ offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these facilities are similar to commercial office buildings, they require additional plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room, and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain vaults or other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices), with approximately 82% of our MOBs located on hospital campuses and 94% affiliated with hospital systems (based on square feet). Occasionally, we invest in MOBs located on hospital campuses, which may be subject to ground leases. At December 31, 2018, approximately 55% of our MOBs were net leased (based on leased square feet) with the remaining leased under gross or modified gross leases.

The following table provides information about our medical office tenant concentration for the year ended December 31, 2018:

Tenant	Percentage of Segment Revenues	Percentage of Total Revenues
Hospital Corporation of America ("HCA")(1)	16%	6%
_______________________________________

(1)	Percentage of total revenues from HCA includes revenues earned from both our medical office and other non-reportable segments.
Other non-reportable segments.  At December 31, 2018, we had interests in 14 hospitals, one post-acute/skilled nursing facility (“SNF”) and debt investments. Additionally, we had interests in 25 senior housing facilities, 68 care homes in the United Kingdom (“U.K.”), three MOBs and three SNFs owned and operated by our unconsolidated joint ventures. Services provided by our tenants and operators in hospitals are paid for by private sources, third-party payors (e.g., insurance and HMOs) or through Medicare and Medicaid programs. Our hospital property types include acute care, long-term acute care, and specialty and rehabilitation hospitals. Care homes offer personal care services, such as lodging, meal services, housekeeping and laundry services, medication management and assistance with ADL. Care homes are registered to provide different levels of services, ranging from personal care to nursing care. Some homes can be further registered for a specific care need, such as dementia or terminal illness. SNFs offer restorative, rehabilitative and custodial nursing care for people following a hospital stay or not requiring the more extensive and complex treatment available at hospitals. All of our care homes in the U.K., hospitals, and SNFs are triple-net leased.
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
Fraud and Abuse Enforcement
There are various extremely complex U.S. federal and state laws and regulations (and in relation to our facilities located in the U.K., national laws and regulations of England, Scotland, Northern Ireland, and Wales) governing healthcare providers’ relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include: (i) U.S. federal and state false claims acts and U.K. anti-fraud legislation and regulation, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other U.S. federal or state or U.K. healthcare programs; (ii) U.S. federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit or restrict the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services, and U.K. legislation and regulations on financial inducements and vested interests; (iii) U.S. federal and state physician self-referral laws (commonly referred to as the “Stark Law”), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship; and (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services. Violations of U.S. and U.K. healthcare fraud and abuse laws carry civil, criminal and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. These laws are enforced by a variety of federal, state and local agencies and in the U.S. can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Many of our tenants and operators are subject to these laws, and may become the subject of governmental enforcement actions or whistleblower actions if they fail to comply with applicable laws. Additionally, beginning in November 2019, the licensed operators of our U.S. long-term care facilities will be required to have compliance and ethics programs that meet the requirements of federal laws and regulations relating to the Social Security Act. We have begun the process of developing and implementing such programs.
Laws and Regulations Governing Privacy and Security
There are various U.S. federal and state and U.K. privacy laws and regulations, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1996 (commonly referred to as “HIPAA”) and the U.K. Data Protection Act 1998, which provide for the privacy and security of personal health information. An increasing focus of the U. S. Federal Trade Commission’s (“FTC’s”) consumer protection regulation is the impact of technological change on protection of consumer privacy. The FTC, as well as state attorneys general, have taken enforcement action against companies that do not abide by their representations to consumers regarding electronic security and privacy. To the extent we or our affiliated operating entities are a covered entity or business associate under HIPAA and the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), compliance with those requirements would require us to, among other things, conduct a risk analysis, implement a risk management plan, implement policies and procedures, and conduct employee training. In most cases, we are dependent on our tenants and management companies to fulfill our compliance obligations, and we are in the process of developing programs to comply with aspects of these laws that cannot be delegated to third parties. Because of the far reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our systems and data security procedures to be in compliance with these laws. Our failure to protect health information could subject us to civil or criminal liability and adverse publicity, and could harm our business and impair our ability to attract new customers and residents. We may be required to notify individuals, as well as government agencies and the media, if we experience a data breach.
Reimbursement
Sources of revenue for some of our tenants and operators include, among others, governmental healthcare programs, such as the federal Medicare programs and state Medicaid programs and, in the U.K., the National Health Service (“NHS”) and local authority funding, and non-governmental third-party payors, such as insurance carriers and HMOs. As federal and state governments focus on healthcare reform initiatives, and as the federal government and many states face significant current and future budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and operators. Similarly, in the U.K., the NHS and the local authorities are undertaking efforts to reduce costs, which may result in reduced or slower growth in reimbursement for certain services provided by our U.K. tenants and operators. Additionally, new and evolving payor and provider programs in the U.S., including but not limited to Medicare Advantage, Dual Eligible, Accountable Care Organizations, and Bundled Payments could adversely impact our tenants’ and operators’ liquidity, financial condition or results of operations.

Healthcare Licensure and Certificate of Need
Certain healthcare facilities in our portfolio (including our facilities located in the U.K.) are subject to extensive national, federal, state and local licensure, certification and inspection laws and regulations. A healthcare facility’s failure to comply with these laws and regulations could result in a revocation, suspension, restriction or non-renewal of the facility’s license and loss of a certificate of need, which could adversely affect the facility’s operations and ability to bill for items and services provided at the facility. In addition, various licenses and permits are required to handle controlled substances (including narcotics), operate pharmacies, handle radioactive materials and operate equipment. Many states in the U.S. require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion or closure of certain healthcare facilities. The approval process related to state certificate of need laws may impact the ability of some of our tenants and operators to expand or change their businesses.
Product Approvals
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
Insurance

We obtain various types of insurance to mitigate the impact of property, business interruption, liability, flood, windstorm, earthquake, fire, environmental and terrorism-related losses. We attempt to obtain appropriate policy terms, conditions, limits and deductibles considering the relative risk of loss, the cost of such coverage and current industry practice. There are, however, certain types of extraordinary losses, such as those due to acts of war or other events that may be either uninsurable or not economically insurable. In addition, we have a large number of properties that are exposed to earthquake, flood and windstorm occurrences which carry higher deductibles.
We maintain property insurance for all of our properties. Tenants under triple-net leases, primarily in our senior housing triple-net segment, are required to provide primary property, business interruption and liability insurance. We maintain separate general and professional liability insurance for our SHOP facilities. Additionally, our corporate general liability insurance program also extends coverage for all of our properties beyond the aforementioned. We periodically review whether we or our RIDEA operators will bear responsibility for maintaining the required insurance coverage for the applicable SHOP properties, but the costs of such insurance are facility expenses paid from the revenues of those properties, regardless of who maintains the insurance.
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
Our environmental management programs strive to capture cost efficiencies that ultimately benefit our investors, tenants, operators, employees and other stakeholders, while providing a positive impact on the communities in which we operate. Our social responsibility committee leads our local philanthropic and volunteer activities, and our transparent corporate governance initiatives incorporate sustainability as a critical component in achieving our business objectives and properly managing risks.
Our 2018 sustainability achievements include being recognized by the CDP (formerly the Carbon Disclosure Project) 2018 Climate Change Program. We completed CDP’s annual investor survey for the seventh consecutive year, received a score of A- for our disclosure and were named to the Leadership Band. CDP collects and publishes the environmental data on behalf of more than 650 investors. We were also named a constituent in the FTSE4Good Index for the seventh consecutive year. We achieved the Green Star designation from the Global Real Estate Sustainability Benchmark (GRESB). We were named a constituent in the North America Dow Jones Sustainability Index (“DJSI”) for the sixth consecutive year. The list is compiled according to the results of RobecoSAM’s annual Corporate Sustainability Assessment, which also determines constituency for the DJSI series. For additional information regarding our ESG sustainability initiatives and our approach to climate change, please visit our website at www.hcpi.com/sustainability.
Available Information

Our website address is www.hcpi.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available on our website, free of charge, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the U.S. Securities and Exchange Commission (“SEC”). Additionally, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at www.sec.gov.

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
We own our senior housing properties utilizing triple-net lease and RIDEA structures. As of December 31, 2018, Brookdale (i) leased 43 properties in our senior housing triple-net segment, (ii) managed on our behalf 35 properties in our SHOP segment, and (iii) managed 15 CCRCs and one additional SHOP property owned by our unconsolidated joint ventures with Brookdale in our Other segment. These properties represent a significant portion of our portfolio, revenues and operating income.
Properties managed by Brookdale in our SHOP segment as of December 31, 2018, accounted for 7% of our real estate investments based on total assets. Under RIDEA, we are required to engage a third-party operator, such as Brookdale, that meets the requirements of an “eligible independent contractor” to manage and operate the day-to-day business of the properties. As required under RIDEA, the operator provides comprehensive property management and accounting services for these properties and we are limited in our ability to control or influence operations. Accordingly, we rely on the operator’s personnel, expertise, technical resources, regulatory compliance programs, information systems, proprietary information, good faith and judgment to manage and operate these properties efficiently and effectively. We also must rely on the operator to set appropriate resident fees, manage occupancy, provide accurate and complete property-level financial results for these properties in a timely manner and otherwise operate them in compliance with the terms of our management agreements and all applicable laws and regulations. However, as the owner of the property under a RIDEA structure, we are ultimately responsible for any operating deficits and other liabilities resulting from the operation of these properties, subject to limited exceptions such as gross negligence or willful misconduct by our operators. See, “—We assume operational risks with respect to our SHOP properties managed in RIDEA structures that could have a material adverse effect our business, results of operations and financial condition.”
Properties leased by Brookdale in our triple-net segment accounted for 6% of our total revenues for the year ended December 31, 2018. In its capacity as a triple-net tenant, Brookdale is contractually obligated to pay all insurance, tax, utilities, maintenance and repair expenses in connection with the leased properties. Brookdale may not have sufficient assets, income and access to financing to enable it to satisfy its obligations to us, and any failure by Brookdale to do so would have a material adverse effect on us. In addition, we depend on Brookdale’s maintenance and repair of the properties to remain competitive and attract and retain patients and residents. Adverse developments in Brookdale’s business and related declining rent coverage ratios have increased its credit risk. If these adverse developments result in prolonged inadequate property maintenance or improvements, or impair Brookdale’s access to capital necessary for maintenance or improvements, it could lead to a reduction in occupancy rates and market rents and have a materially adverse effect on us.
Brookdale has experienced challenges in recent years, including with respect to operational performance and stockholder activism, among others. Brookdale, as well as other operators, have been adversely affected by increased competition that has negatively impacted occupancy rates, as well as by increases in expenses, including increased labor costs. Brookdale’s challenges could divert management’s attention, increase employee turnover, and impair its ability to operate our properties efficiently and effectively. These challenges and any adverse developments in Brookdale’s business, affairs and financial results could result in, among other adverse events, declining operational and financial performance of our properties.
We have been in the process of reducing our exposure to Brookdale through asset sales and transitions to other operators (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—2018 Transaction Overview—Brookdale Transactions Update” for more information). If we determine to sell or transition additional properties currently leased to or managed by Brookdale, we may experience operational challenges and/or significantly declining financial performance for those properties, as we did with Brookdale properties sold or transitioned in 2018. Any failure of Brookdale to maintain the performance of our properties or to meet its obligations to us under its leases and management agreements could materially reduce our cash flow, net operating income and results of operations and have other materially adverse effects on our business, results of operations and financial condition.
We assume operational risks with respect to our SHOP properties managed in RIDEA structures that could have a material adverse effect on our business, results of operations and financial condition.
RIDEA permits REITs, such as us, to own or partially own qualified healthcare properties in a structure through which we can participate directly in the cash flow of the properties’ operations (as compared to receiving only contractual rent payments under a triple-net lease) in compliance with REIT requirements. The criteria for operating a qualified healthcare property in a RIDEA structure requires us to lease the property to an affiliate TRS and for such affiliate TRS to engage an independent qualifying management company, or operator (also known as an eligible independent contractor) to manage and operate the day-to-day business of the property. The operator performs its services in exchange for a management fee. As a result, under a RIDEA structure, we are required to rely on our operator to manage and operate the property, including hiring and training all employees, entering into all third-party contracts for the benefit of the property, including resident/patient agreements, complying with laws, including but not limited to healthcare laws, and providing resident care. However, as the owner of the property under a RIDEA structure, our TRS, and hence we, are ultimately responsible for all operational risks and other liabilities of the property, other than those arising out of certain actions by our operator, such as gross negligence or willful misconduct. Operational risks include, and our resulting revenues therefore depend on, among other things: occupancy rates; the entrance fees and rental rates charged to residents; Medicare and Medicaid reimbursement rates, to the extent applicable; our operator’s reputation and ability to attract and retain residents; general economic conditions and market factors that impact seniors; competition from other senior housing providers; compliance with federal, state, local and industry-regulated licensure, certification and inspection laws, regulations and standards; litigation involving our properties or residents/patients; the availability and cost of general and professional liability insurance coverage; and the ability to control operating expenses. Although we are permitted under a RIDEA structure to have certain general oversight approval rights (e.g., budgets, material contracts, etc.) and the right to review operational and financial reporting information, our operators are ultimately in control of the day-to-day business of the property. As a result, we have limited rights to direct or influence the business or operations of our properties in the SHOP segment and we depend on our operators to operate these properties in a manner that complies with applicable law, minimizes legal risk and maximizes the value of our investment.
When we use a RIDEA structure, our TRS is generally required to be the holder of the applicable healthcare license and is the entity that is enrolled in government healthcare programs (i.e., Medicare, Medicaid), where applicable. As the holder of a healthcare license, our TRS and we (through our ownership interest in our TRS) are subject to various regulatory laws. Most states regulate and inspect healthcare property operations, patient care, construction and the safety of the physical environment. However, we are required under RIDEA to rely on our operators to oversee and direct these aspects of the properties’ operations to ensure compliance with these applicable laws and regulations. If one or more of our healthcare properties fails to comply with applicable laws, our TRS would be responsible (except in limited circumstances, such as the gross negligence or willful misconduct of our operators, where we would have a contractual claim against them), which could subject our TRS to penalties including loss or suspension of licenses and certificates of need, certification or accreditation, exclusion from government healthcare programs (i.e., Medicare, Medicaid), administrative sanctions and civil monetary penalties. Some states also reserve the right to sanction affiliates of a licensee when they take administrative action against the licensee. Additionally, when we receive individually identifiable health information relating to residents of our healthcare properties, we are subject to federal and state data privacy and security laws and rules, and could be subject to liability in the event of an audit, complaint, cybersecurity attack or data breach. Furthermore, our TRS has exposure to professional liability claims that could arise out of resident claims, such as quality of care, and the associated litigation costs.
Rents received from the TRS in a RIDEA structure are treated as qualifying rents from real property for REIT tax purposes only if (i) they are paid pursuant to a lease of a “qualified healthcare property” and (ii) the operator qualifies as an “eligible independent contractor,” as defined in the Internal Revenue Code of 1986, as amended (the “Code”). If either of these requirements are not satisfied, then the rents will not be qualifying rents.
Decreases in our tenants’, operators’ or borrowers’ revenues or increases in their expenses could affect their ability to meet their financial and other contractual obligations to us.
Our leases consist of triple-net leases, in which we lease our properties directly to tenants and operators, as well as RIDEA leases, in which we lease our properties to an affiliate TRS that enters into a management agreement with an eligible independent contractor, or operator, to manage and oversee the day-to-day business and operations of the properties. We are also a direct or indirect lender to various tenants and operators and separately provide loans to certain third parties. We have very limited control over the success or failure of our tenants’, operators’ and borrowers’ businesses, regardless of the structure of our relationship with them. Any of our triple-net tenants or operators under a RIDEA structure may experience a downturn in their business that materially weakens their financial condition. As a result, they may fail to make payments or perform their obligations when due. Although we generally have arrangements and other agreements that give us the right under specified circumstances to terminate a lease, evict a tenant or terminate our operator, or demand immediate repayment of outstanding loan amounts or other obligations to us, we may not be able to enforce such rights or we may determine not to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.
Our senior housing tenants and our SHOP segment under a RIDEA structure primarily depend on private sources for their revenues and the ability of their patients and residents to pay fees. Costs associated with independent and assisted living services are not generally reimbursable under governmental reimbursement programs such as Medicare and Medicaid. Accordingly, our tenants and operators of our SHOP segments depend on attracting seniors with appropriate levels of income and assets, which may be affected by many factors including prevailing economic and market trends, consumer confidence and demographics. Consequently, if our tenants or operators on our behalf fail to effectively conduct their operations, or to maintain and improve our properties, it could adversely affect our business reputation as the owner of the properties, as well as the business reputation of our tenants or operators and their ability to attract and retain patients and residents in our properties, which could have a materially adverse effect on our and our tenant’s or operator’s business, results of operations and financial condition.
Our senior housing tenants and our SHOP segment under a RIDEA structure also rely on reimbursements from governmental programs for a portion of the revenues from certain properties. Changes in reimbursement policies and other governmental regulation, such as potential changes to, or repeal of, the Patient Protection and Affordable Care Act, along with the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), that may result from actions by Congress or executive orders, may result in reductions in our tenants’ revenues or in our revenues from our RIDEA structures, operations and cash flows and affect our tenants’ ability to meet their obligations to us or our financial performance through a RIDEA structure. In addition, failure to comply with reimbursement regulations or other laws applicable to healthcare providers could result in penalties, fines, litigation costs, lost revenue or other consequences, which could adversely impact our tenants’ ability to make contractual rent payments to us under a triple-net lease or our cash flows from operations under a RIDEA structure. For a further discussion of the legislation and regulation that are applicable to us and our tenants, operators and borrowers, see “—The requirements of, or changes to, government reimbursement programs such as Medicare or Medicaid, may adversely affect our tenants’, operators’ and borrowers’ ability to meet their financial and other contractual obligations to us.”
Revenues of our senior housing tenants and our SHOP segment under a RIDEA structure are also dependent on a number of other factors, including licensed bed capacity, occupancy, the healthcare needs of residents, the rate of reimbursement, the income and assets of seniors in the regions in which we own properties, and social and environmental factors. For example, due to generally increased vulnerability to illness, a severe flu season, an epidemic or any other widespread illness could result in early move-outs or delayed move-ins during quarantine periods, which would reduce our operators’ revenues. Additionally, new and evolving payor and provider programs in the United States, including but not limited to Medicare Advantage, Dual Eligible, Accountable Care Organizations, Bundled Payments and other value-based reimbursement arrangements, have resulted in reduced reimbursement rates, average length of stay and average daily census, particularly for higher acuity patients. If our tenants fail to maintain revenues sufficient to meet their financial obligations to us, our business, results of operations and financial condition would be materially adversely affected. Similarly, if our operators under a RIDEA structure underperform, our business, results of operations and financial condition would also be materially adversely affected.
Increased competition and market changes have resulted and may further result in lower net revenues for some of our tenants, operators and borrowers and may affect their ability to meet their financial and other contractual obligations to us.
The healthcare industry is highly competitive. The occupancy levels at, and rental income from, our properties are dependent on our ability and the ability of our tenants, operators and borrowers to compete with other tenants and operators on a number of different levels, including the quality of care provided, reputation, the physical appearance of a property, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, and the size and demographics of the population in the surrounding area. In addition, our tenants, operators and borrowers face an increasingly competitive labor market for skilled management personnel and nurses. An inability to attract and retain skilled management personnel and nurses and other trained personnel could negatively impact the ability of our tenants, operators and borrowers to meet their obligations to us. A shortage of nurses or other trained personnel, union activities or general inflationary pressures on wages may force tenants, operators and borrowers to enhance pay and benefits packages to compete effectively for skilled personnel, or to use more expensive contract personnel, but they be unable to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses or any failure by our tenants, operators or borrowers to attract and retain qualified personnel could adversely affect our cash flow and have a materially adverse effect on our business, results of operations and financial condition.
Our tenants, operators and borrowers also compete with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. This competition, which is due, in part, to over-development in some segments in which we invest, has caused the occupancy rate of newly constructed buildings to slow and the monthly rate that many newly built and previously existing properties were able to obtain for their services to decrease. Our tenants, operators and borrowers may be unable to achieve occupancy and rate levels, and to manage their expenses, in a way that will enable them to meet all of their obligations to us. Further, many competing companies may have resources and attributes that are superior to those of our tenants, operators and borrowers. Our tenants, operators and borrowers may encounter increased competition that could limit their ability to maintain or attract residents or expand their businesses or to manage their expenses, which could materially adversely affect their ability to meet their financial and other contractual obligations to us, potentially decreasing our revenues, impairing our assets and/or increasing collection and dispute costs.
The financial deterioration, insolvency or bankruptcy of one or more of our major tenants, operators or borrowers may materially adversely affect our business, results of operations and financial condition.

A downturn in any of our tenants’, operators’ or borrowers’ businesses could ultimately lead to voluntary or involuntary bankruptcy or similar insolvency proceedings, including but not limited to assignment for the benefit of creditors, liquidation, or winding-up. Bankruptcy and insolvency laws afford certain rights to a defaulting tenant, operator or borrower that has filed for bankruptcy or reorganization that may render certain of our remedies unenforceable or, at the least, delay our ability to pursue such remedies and realize any related recoveries. For example, we cannot evict a tenant or operator solely because of its bankruptcy filing.
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
Furthermore, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing our remedies unless we first obtain relief from the court having jurisdiction over the bankruptcy case. This would effectively limit or delay our ability to collect unpaid rent or interest payments, and we may ultimately not receive any payment at all. In addition, we would likely be required to fund certain expenses and obligations (e.g., real estate taxes, insurance, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant or operator. Additionally, we lease many of our properties to healthcare providers who provide long-term custodial care to the elderly. Evicting these operators for failure to pay rent while the property is occupied may involve specific procedural or regulatory requirements and may not be successful. Even if eviction is possible, we may determine not to do so due to reputational or other risks.
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
In addition, we are exposed to the risks inherent in concentrating our investments in real estate, which investments are relatively illiquid due to a number of factors, including restrictions on our ability to sell properties under applicable REIT tax laws, other tax-related considerations, regulatory hurdles and market conditions. Our ability to quickly sell or transition any of our properties in response to changes in the performance of our properties or economic and other conditions is limited. We may be unable to recognize full value for any property that we seek to sell for liquidity reasons. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations.
Tenants and operators that fail to comply with federal, state, local and international laws and regulations, including licensure, certification and inspection requirements, may cease to operate or be unable to meet their financial and other contractual obligations to us.
Our tenants, operators and borrowers are subject to or impacted by extensive, frequently changing federal, state, local and international laws and regulations. These laws and regulations include, among others: laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our tenants and operators conduct their business, such as fire, health and safety, data security and privacy laws; federal and state laws affecting hospitals, clinics and other healthcare communities that participate in both Medicare and Medicaid that specify reimbursement rates, pricing, reimbursement procedures and limitations, quality of services and care, background checks, food service and physical plants, and similar foreign laws regulating the healthcare industry; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the ADA and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration or similar foreign agencies. Certain of our properties may also require a license, registration and/or certificate of need to operate.
Our tenants’, operators’ or borrowers’ failure to comply with any of these laws, regulations or requirements could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from government healthcare programs, civil liability, and in certain limited instances, criminal penalties, loss of license or closure of the property and/or the incurrence of considerable costs arising from an investigation or regulatory action, which may have an adverse effect on properties that we own and lease to a third party tenant, that we own and operate through a RIDEA structure or on which we hold a mortgage, and therefore may materially adversely impact us. See “Item 1—Business—Government Regulation, Licensing and Enforcement—Healthcare Licensure and Certificate of Need” above.
If we must replace any of our tenants or operators, we may have difficulty identifying replacements and we may be required to incur substantial renovation costs to make certain of our healthcare properties suitable for other tenants and operators.
Our tenants may not renew existing leases or our operators may not renew their management agreements beyond their current terms. If we or our tenants or operators terminate or do not renew the leases or management agreements for our properties, we would attempt to reposition those properties with another tenant or operator. We may also voluntarily change operators for a variety of reasons. For example, in November 2017, we announced a plan to transition a significant number of properties managed by Brookdale to other operators as part of our strategic plan to reduce our concentration of properties managed or leased by Brookdale. Healthcare properties are typically highly customized. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and at times tenant-specific and are typically subject to regulatory requirements. A new or replacement tenant or operator may require different features in a property, depending on that tenant’s or operator’s particular business. In addition, infrastructure improvements for life science properties typically are significantly more costly than improvements to other property types due to the highly specialized nature of the properties and the greater lease square footage often required by life science tenants. We may be unable to recover part or all of these higher costs. Therefore, if a current tenant or operator is unable to pay rent and/or vacates a property, we may incur substantial expenditures to modify a property and experience delays before we are able to secure another tenant or operator or to accommodate multiple tenants or operators. These expenditures or renovations and delays may materially adversely affect our business, results of operations and financial condition.
Additionally, we may fail to identify suitable replacements or enter into leases, management agreements or other arrangements with new tenants or operators on a timely basis or on terms as favorable to us as our current leases, if at all. Furthermore, during transition periods to new tenants or operators, we anticipate that the attention of existing tenants or operators will be diverted from the performance of the properties, which would cause the financial and operational performance at these properties to decline. For example, Brookdale properties we intended to sell or transition performed significantly worse during 2018 than our senior housing properties as a whole. Following a decline in performance, we may not be able to rehabilitate the property to previous performance levels, which would adversely impact our results of operations. We also may be required to fund certain expenses and obligations such as real estate taxes, debt costs and maintenance expenses, to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. In addition, we may incur certain obligations and liabilities, including obligations to indemnify the replacement tenant or operator, which could have a materially adverse effect on our business, results of operations and financial condition.
We face additional risks associated with property development and redevelopment that can render a project less profitable or not profitable at all and, under certain circumstances, prevent completion of development activities once undertaken.
Property development and redevelopment is a significant component of our growth strategy. At December 31, 2018, our active development and redevelopment pipeline was approximately $1.5 billion with remaining costs to complete of approximately $913 million. Large-scale, ground-up development of healthcare properties presents additional risks for us, including risks that:

•	a development opportunity may be abandoned after expending significant resources resulting in the loss of deposits or failure to recover expenses already incurred;

•
the development and construction costs of a project may exceed original estimates due to increased interest rates and higher costs relating to materials, transportation, labor, leasing, negligent construction or construction defects, damage, vandalism or accidents, among others, which could make the completion of the development project less profitable;

•
the project may not be completed on schedule as a result of a variety of factors that are beyond our control, including natural disasters, labor conditions, material shortages, regulatory hurdles, civil unrest and acts of war or terrorism, which result in increases in construction costs and debt service expenses or provide tenants or operators with the right to terminate pre-construction leases; and

•	occupancy rates and rents at a newly completed property may not meet expected levels and could be insufficient to make the property profitable.
Any of the foregoing risks could materially adversely affect our business, results of operations and financial condition.
Changes within the life science industry may adversely impact our revenues and results of operations.
For the year ended December 31, 2018, properties in our life science segment accounted for approximately 21% of our total revenues. Our life science investments could be adversely affected if the life science industry is impacted by an economic, financial, or banking crisis or if the life science industry migrates from the U.S. to other countries or to areas outside of primary life science markets in South San Francisco, California, San Diego, California, and greater Boston, Massachusetts. Our ability to negotiate contractual rent escalations on future leases and to achieve increases in rental rates will depend upon market conditions and the demand for life science properties at the time the leases are negotiated and the increases are proposed. If economic, financial or industry conditions adversely affect our life science tenants, we may not be able to lease or re-lease our properties in a timely manner or at favorable rates, which would negatively impact our revenues and results of operations. For example, some of our properties may be better suited for a particular life science industry client tenant and could require modification before we are able to re-lease vacant space to another life science industry client tenant, which may delay the re-leasing process and result in unrecovered costs. Additionally, some of our life science properties may not be suitable for lease to traditional office client tenants without significant expenditures on renovations, which could delay an attempt to reposition the property for rent to non-life science tenants. Because infrastructure improvements for life science properties typically are significantly more costly than improvements to other property types due to the highly specialized nature of the properties, and life science tenants typically require greater lease square footage relative to medical office tenants, repositioning efforts would have a disproportionate adverse effect on our life science segment performance. See “—If we must replace any of our tenants or operators, we may have difficulty identifying replacements and we may be required to incur substantial renovation costs to make certain of our healthcare properties suitable for other tenants and operators.”
It is common for businesses in the life science industry to undergo mergers or consolidations. Future mergers or consolidations of life science entities could reduce the amount of rentable square footage requirements of our client tenants and prospective client tenants, which may adversely impact our revenues from lease payments and results of operations.
Our tenants in the life science industry face high levels of regulation, funding requirements, expense and uncertainty.
Life science tenants, particularly those involved in developing and marketing pharmaceutical products, are subject to certain unique risks, including the following:

•
some of our tenants require significant funding for the research, development, clinical testing, manufacture and commercialization of their products and technologies, as well as to fund their obligations, including rent payments due to us. If venture capital firms, private investors, the public markets, companies in the life science industry, the government or other sources of funding are difficult to obtain or unavailable to support such activities, including as a result of general economic conditions, adverse market conditions or government shutdowns that limit our tenants’ ability to raise capital, a tenant’s business would be adversely affected or fail; our tenants’ ability to raise capital depends on the viability of their products and technologies, their financial and operating condition and outlook, and the overall financial, banking and economic environment;

•
the research, development, clinical testing, manufacture and marketing of some of our tenants’ products require federal, state and foreign regulatory approvals which may be costly or difficult to obtain, may take several years and be subject to delay, may not be obtained at all, require validation through clinical trials and the use of substantial resources, and may often be unpredictable;

•
even after a life science tenant gains regulatory approval and market acceptance, the product may still present significant regulatory and liability risks, including, among others, the possible later discovery of safety concerns and other defects and potential loss of approvals, competition from new products and the expiration of patent protection for the product;

•	our tenants with marketable products may be adversely affected by healthcare reform and the reimbursement policies of government or private healthcare payors;

•	our tenants with marketable products may be unable to successfully manufacture their drugs economically;

•
our tenants depend on the commercial success of certain products, which may be reliant on the efficacy of the product, as well as acceptance among doctors and patients; negative publicity or negative results or safety signals from the clinical trials of competitors may reduce demand or prompt regulatory actions; and

•
our tenants may be unable to adapt to the rapid technological advances in the industry and to adequately protect their intellectual property under patent, copyright or trade secret laws and defend against third-party claims of intellectual property violations.

If our tenants’ businesses are adversely affected, they may fail to make their rent payments to us, which could materially adversely affect our business, results of operations and financial condition.
The hospitals on whose campuses our MOBs are located and their affiliated healthcare systems could fail to remain competitive or financially viable, which could adversely impact their ability to attract physicians and physician groups to our MOBs and our other properties that serve the healthcare industry.
Our MOBs and other properties that serve the healthcare industry depend on the viability of the hospitals on whose campuses our MOBs are located and their affiliated healthcare systems in order to attract physicians and other healthcare-related users. The viability of these hospitals, in turn, depends on factors such as the quality and mix of healthcare services provided, competition, demographic trends in the surrounding community, market position and growth potential, as well as the ability of the affiliated healthcare systems to provide economies of scale and access to capital. If a hospital whose campus is located on or near one of our MOBs is unable to meet its financial obligations, and if an affiliated healthcare system is unable to support that hospital, the hospital may not be able to compete successfully or could be forced to close or relocate, which could adversely impact its ability to attract physicians and other healthcare-related users. Because we rely on our proximity to and affiliations with these hospitals to create tenant demand for space in our MOBs, their inability to remain competitive or financially viable, or to attract physicians and physician groups, could adversely affect our MOB operations and have a materially adverse effect on us.
In addition, changes to or replacement of the Affordable Care Act and related regulations could result in significant changes to the scope of insurance coverage and reimbursement policies, which could put negative pressure on the operations and revenues of our MOBs.
We may be unable to maintain or expand our relationships with our existing and future hospital and health system clients.
The success of our medical office portfolio depends, to a large extent, on past, current and future relationships with hospitals and their affiliated health systems. We invest significant amounts of time in developing relationships with both new and existing clients. If we fail to maintain these relationships, including through a lack of responsiveness, failure to adapt to the current market or employment of individuals with adequate experience, our reputation and relationships will be harmed and we may lose business to competitors. If our relationships with hospitals and their affiliated health systems deteriorate, it could have a materially adverse effect on us.
Economic and other conditions that negatively affect geographic areas from which a greater percentage of our revenue is recognized could materially adversely affect our business, results of operations and financial condition.
For the year ended December 31, 2018, 26% of our revenue was derived from properties located in California, which is also where most of our life science portfolio is located. As a result, we are subject to increased exposure to adverse conditions affecting California, including downturns in local economies, changes in local real estate conditions, increased competition or decreased demand, changes in state-specific legislation and local climate events and natural disasters (such as earthquakes, flooding, wildfires and hurricanes), which could cause significant disruption in our businesses in the region, harm our ability to compete effectively, result in increased costs and divert more management attention, any or all of which could adversely affect our business and results of operations.
We may experience uninsured or underinsured losses, which could result in a significant loss of the capital invested in a property, lower than expected future revenues or unanticipated expense.
We maintain and regularly review the comprehensive insurance coverage on our properties with terms, conditions, limits and deductibles that we believe are adequate and appropriate given the relative risk and costs of such coverage. However, a large number of our properties are located in areas exposed to earthquake, windstorm, flood and other natural disasters. In particular, a significant portion of our life science development projects and approximately 90% of our existing life science portfolio (based on gross asset value) is concentrated in California, which is known to be subject to earthquakes, wildfires and other natural disasters. While we purchase insurance coverage for earthquake, fire, windstorm, flood and other natural disasters that we believe is adequate in light of current industry practice and analyses prepared by outside consultants, such insurance may not fully cover such losses. These losses can result in decreased anticipated revenues from a property and the loss of all or a portion of the capital we have invested in a property. Following these events, we may remain liable for any mortgage debt or other financial obligations related to the property. The insurance market for such exposures can be very volatile, and we may be unable to purchase the limits and terms we desire on a commercially reasonable basis. In addition, there are certain exposures for which we do not purchase insurance because we do not believe it is economically feasible to do so or where there is no viable insurance market.
We maintain earthquake insurance for our properties that are located in the vicinity of active earthquake zones in amounts and with deductibles we believe are commercially reasonable. Because of our significant concentration in the seismically active regions of South San Francisco, California and San Diego, California, a damaging earthquake in these areas could significantly impact multiple properties, which may amount to a significant portion of our life science portfolio. As a result, aggregate deductible amounts may be material, and our insurance coverage may be materially insufficient to cover our losses, either of which would adversely affect our business, financial condition, results of operations and cash flows.
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

•	our joint venture partners may have competing interests in our markets that could create conflict of interest issues;

•	our ability to transfer our interest in a joint venture to a third party may be restricted and the market for our interest may be limited and/or valued lower than fair market value;

•	our joint venture partners may be structured differently than us for tax purposes, and this could create conflicts of interest and risks to our REIT status; and

•
our joint venture partners might become insolvent, fail to fund their share of required capital contributions or fail to fulfill their obligations as a joint venture partner, which may require us to infuse our own capital into the venture on behalf of the partner despite other competing uses for such capital.

For example, with respect to our minority ownership position in our unconsolidated CCRC joint venture with Brookdale, we are limited in our ability to control or influence operations, and in our ability to exit or transfer our interest in the joint venture to a third party. As a result, we may not receive full value for our ownership interest if we tried to sell it to a third party.
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
We have now, and may have in the future, contingent rent provisions and/or rent escalators based on the Consumer Price Index, which could hinder our profitability and growth.
We derive a significant portion of our revenues from leasing properties pursuant to leases that generally provide for fixed rental rates, subject to annual escalations. Under certain leases, a portion of the tenant’s rental payment to us is based on the property’s revenues (i.e., contingent rent). If, as a result of weak economic conditions or other factors, the property’s revenue declines, our rental revenues would decrease and our results of operations could be materially adversely affected. Additionally, some of our leases provide that annual rent escalates based on changes in the Consumer Price Index or other thresholds (i.e., contingent rent escalators). If the Consumer Price Index does not increase or other applicable thresholds are not met, rental rates may not increase and our growth and profitability may be hindered. Furthermore, if strong economic conditions result in significant increases in the Consumer Price Index, but the escalations under our leases with contingent rent escalators are capped, our growth and profitability also may be limited.
Competition may make it difficult to identify and purchase, or develop, suitable healthcare properties to grow our investment portfolio, to finance acquisitions on favorable terms, or to retain or attract tenants and operators.
We face significant competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers and other institutional investors, some of whom may have greater resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business goals and could improve the bargaining power of property owners seeking to sell, thereby impeding our investment, acquisition and development activities. Similarly, our properties face competition for tenants and operators from other properties in the same market, which may affect our ability to attract and retain tenants and operators, or may reduce the rents we are able to charge. If we cannot capitalize on our development pipeline, identify and purchase a sufficient quantity of healthcare properties at favorable prices, finance acquisitions on commercially favorable terms, or attract and retain profitable tenants and operators, our business, results of operations and financial condition may be materially adversely affected.
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
From time to time, we may acquire other companies, and if we are unable to successfully integrate these operations, our business, results of operations and financial condition may be materially adversely affected.
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
In some states, advocacy groups have been created to monitor the quality of care at healthcare properties, and these groups have brought litigation against the tenants and operators of such properties. Also, in several instances, private litigation by patients, residents or “whistleblowers” has sought, and sometimes resulted in, large damage awards. See “Risks Related to Our Business and Operations—The requirements of, or changes to, governmental reimbursement programs such as Medicare or Medicaid, may adversely affect our tenants’, operators’ and borrowers’ ability to meet their financial and other contractual obligations to us.” The effect of this litigation and other potential litigation may materially increase the costs incurred by our tenants, operators and borrowers for monitoring and reporting quality of care compliance, which under a RIDEA structure would be borne by us. In addition, their cost of liability and medical malpractice insurance can be significant and may increase or not be available at a reasonable cost. Cost increases could cause our tenants and borrowers to be unable to make their lease or mortgage payments or fail to purchase the appropriate liability and malpractice insurance, or cause our borrowers to be unable to meet their obligations to us, potentially decreasing our revenues and increasing our collection and litigation costs. Furthermore, with respect to our senior housing properties operated in RIDEA structures, we directly bear the costs of any such increases in litigation, monitoring, reporting and insurance due to our direct exposure to the cash flows of such properties.
In addition, as a result of our ownership of healthcare properties, we may be named as a defendant in lawsuits arising from the alleged actions of our tenants or operators. With respect to our triple-net leases, our tenants generally have agreed to indemnify us for various claims, litigation and liabilities in connection with their leasing and operation of our triple-net leased properties. With respect to our RIDEA structured properties, we are responsible for these claims, litigation and liabilities, with limited indemnification rights against our operator typically based on the gross negligence or willful misconduct by the operator. Although our leases provide us with certain information rights with respect to our tenants, one or more of our tenants may be or become party to pending litigation or investigation to which we are unaware or do not have a right to participate or evaluate. In such cases, we would be unable to determine the potential impact of such litigation or investigation on our tenants or our business or results. Moreover, negative publicity of any of our operators’ or tenants’ litigation, other legal proceedings or investigations may also negatively impact their and our reputation, resulting in lower customer demand and revenues, which could have a material adverse effect on our financial condition, results of operations and cash flow.
Required regulatory approvals can delay or prohibit transfers of our healthcare properties.
Transfers of healthcare properties to successor tenants or operators are typically subject to regulatory approvals or ratifications, including, but not limited to, change of ownership approvals and Medicare and Medicaid provider arrangements that are not required for transfers of other types of commercial operations and other types of real estate. The replacement of any tenant or operator could be delayed by the regulatory approval process of any federal, state or local government agency necessary for the transfer of the property or the replacement of the operator licensed to manage the property, during which time the property may experience performance declines. If we are unable to find a suitable replacement tenant or operator upon favorable terms, or at all, we may take possession of a property, which could expose us to successor liability, require us to indemnify subsequent operators to whom we transfer the operating rights and licenses, or require us to spend substantial time and funds to preserve the value of the property and adapt the property to other uses, all of which may materially adversely affect our business, results of operations and financial condition.
Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make expenditures that adversely affect our cash flows.
Our properties must comply with applicable ADA and any similar state and local laws. This may require removal of barriers to access by persons with disabilities in public areas of our properties. Noncompliance could result in the incurrence of additional costs associated with bringing the properties into compliance, the imposition of fines or an award of damages to private litigants in individual lawsuits or as part of a class action. While the tenants to whom we lease our properties are obligated to comply with the ADA and similar state and local provisions, and typically under tenant leases are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. As a result, we could be required to expend funds to comply with the provisions of the ADA and similar state and local laws on behalf of tenants, which could adversely affect our results of operations and financial condition. Additionally, with respect to our SHOP properties managed in RIDEA structures, we are ultimately responsible for such litigation and compliance costs due to our direct exposure to the cash flows of the properties.
In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations. New and revised regulations and codes may be adopted by governmental agencies and bodies and become applicable to our properties. For example, new safety laws for senior housing properties were adopted following the particularly damaging 2018 hurricane season. Compliance could require substantial capital expenditures, and may restrict our ability to renovate our properties. These expenditures and restrictions could have a material adverse effect on our financial condition and cash flows.

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
Certain of our tenants, operators and borrowers are affected, directly or indirectly, by an extremely complex set of federal, state and local laws and regulations pertaining to governmental reimbursement programs. These laws and regulations are subject to frequent and substantial changes that are sometimes applied retroactively. See “Item 1—Business—Government Regulation, Licensing and Enforcement.” For example, to the extent that our tenants, operators or borrowers receive a significant portion of their revenues from governmental payors, primarily Medicare and Medicaid, they are generally subject to, among other things:

•	statutory and regulatory changes;

•	retroactive rate adjustments;

•	recovery of program overpayments or set-offs;

•	federal, state and local litigation and enforcement actions;

•	administrative proceedings;

•	policy interpretations;

•	payment or other delays by fiscal intermediaries or carriers;

•	government funding restrictions (at a program level or with respect to specific properties);

•	interruption or delays in payments due to any ongoing governmental investigations and audits at such properties;

•	reputational harm of publicly disclosed enforcement actions, audits or investigations related to billing and reimbursements.
The failure to comply with the extensive laws, regulations and other requirements applicable to their business and the operation of our properties could result in, among other challenges: (i) becoming ineligible to receive reimbursement from governmental reimbursement programs; (ii) becoming subject to prepayment reviews or claims for overpayments; (iii) bans on admissions of new patients or residents; (iv) civil or criminal penalties; and (v) significant operational changes, including requirements to increase staffing or the scope of care given to residents. These laws and regulations are enforced by a variety of federal, state and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Our tenants, operators and borrowers could be adversely affected by the resources required to respond to an investigation or other enforcement action. In such event, the results of operations and financial condition of our tenants and the results of operations of our properties operated by those entities could be materially adversely affected, which, in turn, could have a materially adverse effect on us.
We are unable to predict future federal, state and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation. Any changes in the regulatory framework could have a materially adverse effect on our tenants and operators. If, in turn, such tenants or operators fail to make contractual rent payments to us or, with respect to our SHOP segment, cash flows are adversely affected, it could have a materially adverse effect on us.
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
Furthermore, executive orders and legislation may amend or repeal the Affordable Care Act and related regulations in whole or in part. A federal court in Texas recently declared the Affordable Care Act’s individual mandate unconstitutional and the remaining provisions non-severable from the mandate, thus making them invalid (Texas v. United States, Case 4:18-cv-00167-1, Slip Opinion (N.D. Tex. Dec. 14, 2018). The decision has been stayed pending appeal. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare system. For example, the Department of Health and Human Services has focused on tying Medicare payments to quality or value through alternative payment models, which generally aim to make providers attentive to the total costs of treatments. Additionally, the Centers for Medicare and Medicaid Services recently finalized a new patient driven payment model, which, effective October 1, 2019, will be used to calculate reimbursement rates for patients in skilled nursing properties. We cannot quantify or predict the likely impact of these changes on the revenues and profitability of our tenants, operators and borrowers. However, if any such changes significantly and adversely affect our tenants’ profitability, they could in turn negatively affect our tenants’ ability and willingness to comply with the terms of their leases with us and/or renew their leases with us upon expiration, which could impact our business, prospects, financial condition or results of operations.
Legislation to address federal government operations and administration decisions affecting the Centers for Medicare and Medicaid Services could have a materially adverse effect on our tenants’, operators’ and borrowers’ liquidity, financial condition or results of operations.
Congressional consideration of legislation pertaining to the federal debt ceiling, the Affordable Care Act, tax reform and entitlement programs, including reimbursement rates for physicians, could have a materially adverse effect on our tenants’, operators’ and borrowers’ liquidity, financial condition or results of operations. In particular, reduced funding for entitlement programs such as Medicare and Medicaid would result in increased costs and fees for programs such as Medicare Advantage Plans and additional reductions in reimbursements to providers. Amendments to or repeal of the Affordable Care Act in whole or in part and decisions by the Centers for Medicare and Medicaid Services could impact the delivery of services and benefits under Medicare, Medicaid or Medicare Advantage Plans and could affect our tenants and operators and the manner in which they are reimbursed by such programs. Such changes could have a materially adverse effect on our tenants’, operators’ and borrowers’ liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and could have a materially adverse effect on us.
We may be unable to successfully foreclose on the collateral securing our real estate-related loans, and even if we are successful in our foreclosure efforts, we may be unable to successfully operate, occupy or reposition the underlying real estate, which may adversely affect our ability to recover our investments.
If a tenant or operator defaults under one of our mortgages or mezzanine loans, we may have to foreclose on the loan or protect our interest by acquiring title to the collateral and thereafter making substantial improvements or repairs in order to maximize the property’s investment potential. In some cases, the collateral consists of the equity interests in an entity that directly or indirectly owns the applicable real property or interests in operating properties and, accordingly, we may not have full recourse to assets of that entity, or that entity may have incurred unexpected liabilities. Tenants, operators or borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against our exercise of enforcement or other remedies and/or bring claims for lender liability in response to actions to enforce mortgage obligations. Foreclosure-related costs, high loan-to-value ratios or declines in the value of the property may prevent us from realizing an amount equal to our mortgage or mezzanine loan upon foreclosure, and we may be required to record a valuation allowance for such losses. Even if we are able to successfully foreclose on the collateral securing our real estate-related loans, we may inherit properties for which we may be unable to expeditiously secure tenants or operators, if at all, or we may acquire equity interests that we are unable to immediately resell due to limitations under the securities laws, either of which would adversely affect our ability to fully recover our investment.
Risks Related to Our Capital Structure and Market Conditions

Changes or increases in interest rates could result in a decrease in our stock price and increased interest costs on new debt and existing variable rate debt, which could materially adversely impact our ability to refinance existing debt, sell properties and conduct acquisition, investment and development activities.
An increase in interest rates could reduce the amount investors are willing to pay for our common stock. Because REIT stocks are often perceived as high-yield investments, investors may perceive less relative benefit to owning REIT stocks as interest rates and the yield on government treasuries and other bonds increase.
Additionally, we have existing debt obligations that are variable rate obligations with interest and related payments that vary with the movement of certain indices. If interest rates increase, so would our interest costs for any variable rate debt and for new debt. This increased cost would make the financing of any acquisition and development activity more costly. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our properties, thereby limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.
Rising interest rates could limit our ability to refinance existing debt when it matures, or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. For example, we have $800 million of senior notes that are maturing in 2020 on which we pay 2.625% interest, which is lower than prevailing interest rates throughout 2018. If interest rates remain higher than the interest rates of our senior notes reaching maturity, we will incur additional interest expense upon any replacement debt.
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
If cash available for distribution generated by our properties decreases as a result of our announced dispositions or otherwise, we may be unable to make dividend distributions at expected levels. Our inability to make expected distributions would likely result in a decrease in the market price of our common stock. All distributions are made at the discretion of our Board of Directors in accordance with Maryland law and depend on our earnings, our financial condition, debt and equity capital available to us, our expectations of our future capital requirements and operating performance, restrictive covenants in our financial or other contractual arrangements (including those in our credit facility agreement), maintenance of our REIT qualification, restrictions under Maryland law and other factors as our Board of Directors may deem relevant from time to time. Additionally, our ability to make distributions will be adversely affected if any of the risks described herein, or other significant adverse events, occur.
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
Our outstanding indebtedness as of December 31, 2018 was approximately $5.6 billion. We may incur additional indebtedness, including in connection with the development or acquisition of properties, which may be substantial. Any significant additional indebtedness would likely negatively affect the credit ratings of our debt and require us to dedicate a substantial portion of our cash flow to interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, conduct development activities, make capital expenditures and acquisitions or carry out other aspects of our business strategy. Increased indebtedness can also make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.
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
Risk Related to Other Events

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, and maintaining personal identifying information and tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of confidential tenant and customer data, including individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. The risk of security breaches has generally increased as the number, intensity and sophistication of attacks and intrusions have increased. In addition, the pace and unpredictability of cyber threats generally quickly renders long-term implementation plans designed to address cybersecurity risks obsolete. Because our operators also rely on information technology networks, systems and software, we may be exposed to cyber-attacks on our operators.
Security breaches of our or our operators’ networks and systems, including those caused by physical or electronic break-ins, computer viruses, malware, worms, attacks by hackers or foreign governments, disruptions from unauthorized access and tampering, including through social engineering such as phishing attacks, coordinated denial-of-service attacks and similar breaches, could result in, among other things, system disruptions, shutdowns, unauthorized access to or disclosure of confidential information, misappropriation of our or our business partners’ proprietary or confidential information, breach of our legal, regulatory or contractual obligations, inability to access or rely upon critical business records or systems or other delays in our operations. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. We may be required to expend significant financial resources to protect against or to remediate such security breaches. In addition, our technology infrastructure and information systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures. Any failure to maintain proper function, security and availability of our and our operators’ information systems and the data maintained in those systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties, harm our business relationships or increase our security and insurance costs, which could have a materially adverse effect on our business, financial condition and results of operations.
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
From time to time, we are involved in legal proceedings, lawsuits and other claims. We may also be named as defendants in lawsuits arising out of our alleged actions or the alleged actions of our tenants and operators for which such tenants and operators have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such litigation may have a materially adverse effect on our business, results of operations and financial condition. Regardless of the outcome, litigation or other legal proceedings may result in substantial costs, disruption of our normal business operations and the diversion of management attention. We may be unable to prevail in, or achieve a favorable settlement of, any pending or future legal action against us. See "Item 3—Legal Proceedings" of this Annual Report on Form 10-K.
Loss of our key personnel could temporarily disrupt our operations and adversely affect us.
We depend on the efforts of our executive officers for the success of our business, and competition for these individuals is intense. Although they are covered by our Executive Severance Plan and Change in Control Plan, which provide many of the benefits typically found in executive employment agreements, none of our executive officers have employment agreements with us. The loss or limited availability of the services of any of our executive officers, or our inability to recruit and retain qualified personnel, could, at least temporarily, have a materially adverse effect on our business, results of operations and financial condition and the value of our common stock.
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
Qualification as a REIT involves the application of numerous highly technical and complex provisions of the Code, for which there are only limited judicial and administrative interpretations, as well as the determination of various factual matters and circumstances not entirely within our control. We intend to continue to operate in a manner that enables us to qualify as a REIT. However, our qualification and taxation as a REIT depend upon our ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, the various qualification tests imposed under the Code. For example, to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must make distributions to our stockholders aggregating annually to at least 90% of our REIT taxable income, excluding net capital gains. In addition, new legislation, regulations, administrative interpretations or court decisions could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is materially adverse to our stockholders. Accordingly, there is no assurance that we have operated or will continue to operate in a manner so as to qualify or remain qualified as a REIT.
If we lose our REIT status, we will face serious tax consequences that will substantially reduce the funds available to make payments of principal and interest on the debt securities we issue and to make distributions to stockholders. If we fail to qualify as a REIT:

•	we will not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	we will be subject to corporate-level income tax on our taxable income at regular corporate rates;

•	we will be subject to increased state and local income taxes; and

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
Recent changes to the U.S. tax laws could have a significant negative impact on the overall economy, our tenants, and our business.
On December 20, 2017, the House of Representatives and the Senate passed a tax reform bill, which was signed into law on December 22, 2017 (the “Tax Reform Legislation”). Among other things, the Tax Reform Legislation:

•
restricted the deductibility of interest expense by businesses (generally, to 30% of the business’ adjusted taxable income) except, among others, real property businesses electing out of such restriction; generally, we expect our business to qualify as a real property business, but businesses conducted by our taxable REIT subsidiaries may not qualify;

•	required real property businesses to use the less favorable alternative depreciation system to depreciate real property in the event businesses elect to avoid the interest deduction restriction above;

•	restricted the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property; and

•
generally allowed a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income).

Many of the provisions in the Tax Reform Legislation expire at the end of 2025.
The Tax Reform Legislation was a far-reaching and complex revision to the existing U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries and will require subsequent rulemaking and interpretation in a number of areas. As a result, we cannot predict the long-term impact of the Tax Reform Legislation on the overall economy, government revenues, our tenants, us, and the real estate industry. Furthermore, the Tax Reform Legislation may negatively impact certain of our tenants’ operating results, financial condition, and future business plans. This in turn could negatively impact our operating results, financial condition, and operations.
Further changes to U.S. federal income tax laws could materially and adversely affect us and our stockholders.
The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with U.S. federal income taxation and REITs are constantly under review by persons involved in the legislative process, the U.S. Internal Revenue Service (the “IRS”) and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. We cannot predict how changes in the tax laws might affect our investors or us. Revisions in federal tax laws and interpretations thereof could significantly and negatively affect our ability to qualify as a REIT, as well as the tax considerations relevant to an investment in us, or could cause us to change our investments and commitments.
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
Our international investments and operations may result in additional tax-related risks.
We own a 49% noncontrolling interest in a joint venture that owns senior housing properties in the U.K. Although we expect to sell our remaining 49% interest in the joint venture by no later than 2020, we currently remain exposed to risks associated with international investments and operations, including tax-related risks, which are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to:

•
international currency gain recognized as a result of changes in exchange rates may in certain circumstances be treated as income that does not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT;

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

Property and Direct Financing Lease Investments

The following table summarizes our consolidated property and direct financing lease ("DFL") investments as of and for the year ended December 31, 2018 (square feet and dollars in thousands):

Facility Location	Number of Facilities	Capacity	Gross Asset Value(1)	Real Estate Revenues(2)	Operating Expenses
Senior housing triple-net—real estate:		(Units)
California	16	1,572	$389,349	$36,979	$(3,219)
Virginia	9	1,157	257,298	25,041	—
Florida	11	1,418	228,047	25,453	(8)
Texas	13	1,323	189,144	21,535	—
Pennsylvania	2	623	144,645	13,832	—
Washington	10	670	137,713	14,552	(1)
Oregon	10	955	137,180	13,821	(123)
Other (18 States)	48	4,157	772,101	86,953	(197)
	119	11,875	2,255,477	238,166	(3,548)
Senior housing—DFLs(3):
Other (12 States)	27	3,126	629,214	37,925	(70)
Total senior housing triple-net	146	15,001	$2,884,691	$276,091	$(3,618)
SHOP:		(Units)
Texas	19	3,171	$479,786	$136,560	$(94,433)
Florida	17	2,090	338,843	109,289	(86,380)
Colorado	5	687	206,592	35,414	(20,849)
Maryland	7	644	185,982	34,768	(26,261)
Illinois	4	771	143,924	38,960	(28,447)
Other (18 States)	41	4,345	707,302	192,985	(157,942)
Total SHOP	93	11,708	$2,062,429	$547,976	$(414,312)

Facility Location	Number of Facilities	Capacity	Gross Asset Value(1)	Real Estate Revenues(2)	Operating Expenses
Life science:		(Sq. Ft.)
California	113	5,805	$3,765,565	$357,868	$(79,714)
Other (3 States)	11	910	417,629	37,196	(12,028)
Total life science	124	6,715	$4,183,194	$395,064	$(91,742)
Medical office:		(Sq. Ft.)
Texas	67	5,910	$1,103,777	$143,567	$(59,163)
Pennsylvania	4	1,054	329,054	28,875	(12,364)
South Carolina	20	1,028	314,304	10,758	(1,601)
California	17	955	302,725	35,862	(16,234)
Other (29 States)	159	10,301	2,042,081	289,957	(100,497)
Total medical office	267	19,248	$4,091,941	$509,019	$(189,859)
Other—Hospital(4):		(Beds)
Texas	4	1,077	$232,715	$39,196	$(5,240)
California	2	111	143,500	19,406	(127)
Other (7 States)	8	988	150,965	28,778	(140)
	14	2,176	$527,180	$87,380	$(5,507)
Other—U.K.:		(Units)
Other (U.K.)(5)	—	—	—	19,492	—
Other—SNF:		(Beds)
Virginia	1	120	16,780	1,261	—
Total other non-reportable segments	15		$543,960	$108,133	$(5,507)
Total properties	645		$13,766,215	$1,836,283	$(705,038)
_______________________________________

(1)
Represents gross real estate and the carrying value of DFLs. Gross real estate represents the carrying amount of real estate after adding back accumulated depreciation and amortization. Excludes real estate held for sale with an aggregate gross asset value of $131 million.

(2)	Represent the combined amount of rental and related revenues, resident fees and services and income from DFLs.

(3)	Represents leased properties that are classified as DFLs.

(4)	Includes leased properties that are classified as DFLs.

(5)	Represents real estate revenues generated from real estate assets that were deconsolidated in June 2018 (see Note 5 to the Consolidated Financial Statements).

Occupancy and Annual Rent Trends

The following table summarizes occupancy and average annual rent trends for our consolidated property and DFL investments for the years ended December 31 (average occupied square feet in thousands):

	2018	2017	2016	2015	2014
Senior housing triple-net:
Average annual rent per unit(1)	$16,449	$15,352	$14,604	$14,544	$13,907
Average capacity (available units)	16,914	21,536	28,455	28,777	33,917
SHOP:
Average annual rent per unit(1)	$48,433	$41,133	$42,851	$41,435	$38,017
Average capacity (available units)	11,248	12,758	16,028	12,704	6,408
Life science:
Average occupancy percentage	95%	96%	98%	97%	93%
Average annual rent per square foot(1)	$54	$52	$48	$46	$46
Average occupied square feet	7,078	6,841	7,332	7,179	6,637
Medical office:
Average occupancy percentage	92%	92%	91%	91%	91%
Average annual rent per square foot(1)	$29	$28	$28	$28	$28
Average occupied square feet	17,280	16,674	15,697	14,677	13,136
Other non-reportable segments:
Average annual rent per bed - Hospital(1)	$39,246	$38,017	$39,076	$39,834	$38,756
Average capacity (available beds) - Hospital	2,147	2,161	2,271	2,187	2,184
Average annual rent per unit - U.K.(1)(2)	—	9,097	9,200	10,048	11,240
Average capacity (available units) - U.K.(2)	—	3,188	3,190	2,515	501
Average annual rent per bed - SNF(1)	10,504	10,298	10,803	8,292	8,062
Average capacity (available beds) - SNF	120	120	426	1,047	1,022
_______________________________________

(1)
Average annual rent is presented as a ratio of revenues comprised of rental and related revenues and income from DFLs divided by the average capacity or average occupied square feet of the facilities. Average annual rent for leased properties (including DFLs) excludes termination fees and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest and the impact of deferred community fee income).

(2)	Our investments in the U.K. were deconsolidated in June 2018 (see Note 5 to the Consolidated Financial Statements).

Tenant Lease Expirations

The following table shows tenant lease expirations, including those related to DFLs, for the next 10 years and thereafter at our consolidated properties, assuming that none of the tenants exercise any of their renewal or purchase options, unless otherwise noted below, and excludes properties in our SHOP segment and assets held for sale as of and for the year ended December 31, 2018 (dollars and square feet in thousands):

	Expiration Year
Segment	Total	2019(1)	2020	2021	2022	2023	2024	2025	2026	2027	2028	Thereafter
Senior housing triple-net:
Properties	146	2	22	6	1	24	9	5	6	4	15	52
Base rent(2)	$263,173	$2,305	$40,753	$7,969	$1,548	$46,215	$13,445	$9,354	$4,316	$12,359	$36,949	$87,960
% of segment base rent	100	1	15	3	1	18	5	4	2	5	14	32
Life science:
Square feet	6,488	604	546	850	632	639	111	1,035	379	489	338	865
Base rent(2)	$285,294	$24,653	$19,890	$50,365	$21,345	$36,210	$6,213	$46,238	$17,955	$22,898	$15,079	$24,448
% of segment base rent	100	9	7	18	7	13	2	16	6	8	5	9
Medical office:
Square feet	17,731	2,806	2,444	1,923	1,796	1,530	888	2,084	795	735	1,325	1,405
Base rent(2)	$415,123	$69,775	$63,355	$48,606	$45,566	$39,366	$24,008	$36,526	$20,040	$15,229	$28,161	$24,491
% of segment base rent	100	17	15	12	11	9	6	9	5	4	7	5
Other non-reportable segments:
Properties	15	—	1	1	5	—	6	1	—	—	—	1
Base rent(2)	$75,370	$—	$8,145	$1,619	$14,099	$—	$22,972	$20,051	$—	$—	$—	$8,484
% of segment base rent	100	—	11	2	19	—	30	27	—	—	—	11
Total:
Base rent(2)	$1,038,960	$96,733	$132,143	$108,559	$82,558	$121,791	$66,638	$112,169	$42,311	$50,486	$80,189	$145,383
% of total base rent	100	9	13	10	8	12	6	11	4	5	8	14
_______________________________________

(1)	Includes month-to-month leases.

(2)
The most recent month’s (or subsequent month’s, if acquired in the most recent month) base rent, including additional rent floors and cash income from DFLs, annualized for 12 months. Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest and deferred revenues).

See the “Tenant Purchase Options” section of Note 6 to the Consolidated Financial Statements for additional information on leases subject to purchase options. See Schedule III: Real Estate and Accumulated Depreciation, included in this report, which information is incorporated by reference in this Item 2.

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
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HCP.”
At January 31, 2019, we had 8,945 stockholders of record, and there were 184,033 beneficial holders of our common stock.
Dividends (Distributions)
It has been our policy to declare quarterly dividends to common stockholders so as to comply with applicable provisions of the Code governing REITs. All distributions are made at the discretion of our Board of Directors in accordance with Maryland law. Distributions with respect to our common stock can be characterized for federal income tax purposes as ordinary dividends, capital gains, nondividend distributions or a combination thereof. The following table shows the characterization of our annual common stock distributions per share:

	Year Ended December 31,
	2018	2017	2016
Ordinary dividends(1)	$0.9578	$1.4800	$1.5561
Capital gains	0.5222	—	—
Nondividend distributions	—	—	6.7089
	$1.4800	$1.4800	$8.2650	(2)
_______________________________________

(1)	The 2018 amount includes $0.0164 of qualified dividend income for purposes of Code Section 1(h)(11), and $0.9414 of qualified business income for purposes of Code Section 199A.

(2)
Consists of $2.095 per common share of quarterly cash dividends and $6.17 per common share of stock dividends related to the spin-off (the “Spin-Off”) of Quality Care Properties, Inc. (“QCP”) (discussed below).

HCP common stockholders on October 24, 2016, the record date for the Spin-Off (the “Record Date”), received upon the Spin-Off on October 31, 2016 one share of QCP common stock for every five shares of HCP common stock they held as of the Record Date (the “Distributed Shares”) and cash in lieu of fractional shares of QCP. For U.S. federal income tax purposes, HCP reported the fair market value of the QCP common stock distributed per each share of HCP common stock outstanding on the Record Date was $6.17, or $30.85 for each share of QCP common stock. Accordingly, every HCP common stockholder who received a Distributed Share has a tax cost basis of $30.85 per Distributed Share.
On January 31, 2019, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.37 per share. The common stock dividend will be paid on February 28, 2019 to stockholders of record as of the close of business on February 19, 2019.
Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our common stock made by or on our behalf during the quarter ended December 31, 2018.

Period Covered	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1-31, 2018	448	$27.35	—	—
November 1-30, 2018	—	—	—	—
December 1-31, 2018	2,798	27.88	—	—
Total	3,246	$27.81	—	—
_______________________________________

(1)
Represents restricted shares withheld under our equity incentive plans to offset tax withholding obligations that occur upon vesting of restricted shares. The value of the shares withheld is based on the closing price of our common stock on the last trading day prior to the date the relevant transaction occurred.

Performance Graph

The graph and table below compare the cumulative total return of HCP, the S&P 500 Index and the Equity REIT Index of NAREIT, from January 1, 2014 to December 31, 2018. Total cumulative return is based on a $100 investment in HCP common stock and in each of the indices at the close of trading on December 31, 2013 and assumes quarterly reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG S&P 500, EQUITY REITS AND HCP, INC.
RATE OF RETURN TREND COMPARISON
JANUARY 1, 2014–DECEMBER 31, 2018
(JANUARY 1, 2014 = $100)
Performance Graph Total Stockholder Return

	December 31,
	2014	2015	2016	2017	2018
FTSE NAREIT Equity REIT Index	$128.03	$131.65	$143.32	$155.75	$149.42
S&P 500	113.68	115.24	129.02	157.17	150.27
HCP, Inc.	127.80	117.53	106.52	98.26	111.71

ITEM 6.	Selected Financial Data
Set forth below is our selected financial data as of and for each of the years in the five-year period ended December 31 (dollars in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statement of operations data:
Total revenues	$1,846,689	$1,848,378	$2,129,294	$1,940,489	$1,636,833
Income (loss) from continuing operations	1,073,474	422,634	374,171	152,668	271,315
Net income (loss) applicable to common shares	1,058,424	413,013	626,549	(560,552)	919,796
Basic earnings per common share:
Continuing operations	2.25	0.88	0.77	0.30	0.56
Discontinued operations	—	—	0.57	(1.51)	1.45
Net income (loss) applicable to common shares	2.25	0.88	1.34	(1.21)	2.01
Diluted earnings per common share:
Continuing operations	2.24	0.88	0.77	0.30	0.56
Discontinued operations	—	—	0.57	(1.51)	1.44
Net income (loss) applicable to common shares	2.24	0.88	1.34	(1.21)	2.00
Balance sheet data:
Total assets	12,718,553	14,088,461	15,759,265	21,449,849	21,331,436
Debt obligations(1)	5,567,908	7,880,466	9,189,495	11,069,003	9,721,269
Total equity	6,512,591	5,594,938	5,941,308	9,746,317	10,997,099
Other data:
Dividends paid	696,913	694,955	979,542	1,046,638	1,001,559
Dividends paid per common share(2)	1.480	1.480	2.095	2.260	2.180
Funds from operations (“NAREIT FFO”)(3)	780,189	661,113	1,119,153	(10,841)	1,381,634
Diluted NAREIT FFO per common share(3)	1.66	1.41	2.39	(0.02)	3.00
FFO as adjusted(3)	857,233	918,402	1,282,390	1,470,167	1,398,691
Diluted FFO as adjusted per common share(3)	1.82	1.95	2.74	3.16	3.04
Funds available for distribution (“FAD”)(3)	746,397	803,720	1,215,696	1,261,849	1,178,822
_______________________________________

(1)	Includes bank line of credit, term loans, senior unsecured notes, mortgage debt and other debt.

(2)	Represents cash dividends. Additionally, in October 2016 we issued $6.17 per common share of stock dividends related to the Spin-Off.

(3)	For a more detailed discussion and reconciliation of NAREIT FFO, FFO as adjusted and FAD, see "Results of Operations" and “Non-GAAP Financial Measure Reconciliations” in Item 7 of this report.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information set forth in this Item 7 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•	2018 Transaction Overview

•	Dividends

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Off-Balance Sheet Arrangements

•	Inflation

•	Non-GAAP Financial Measure Reconciliations

•	Critical Accounting Policies

•	Recent Accounting Pronouncements
2018 Transaction Overview
Mountain View Campus Sale

•	In November 2018, we sold our Shoreline Technology Center life science campus located in Mountain View, California for $1.0 billion and recognized a gain on sale of $726 million.
MSREI MOB JV

•
In August 2018, HCP and Morgan Stanley Real Estate Investment (“MSREI”) formed a joint venture (the “MSREI JV”) to own a portfolio of MOBs, which HCP owns 51% of and consolidates. To form the MSREI JV, MSREI contributed cash of $298 million and HCP contributed nine wholly-owned MOBs (the “Contributed Assets”). The Contributed Assets are primarily located in Texas and Florida and were valued at approximately $320 million at the time of contribution. The MSREI JV used substantially all of the cash contributed by MSREI to acquire an additional portfolio of 16 MOBs in Greenville, South Carolina (the “Greenville Portfolio”) for $285 million. Concurrent with acquiring the additional MOBs, the MSREI JV entered into 10-year leases with an anchor tenant on each MOB in the Greenville Portfolio, which accounts for approximately 93% of the total leasable space in the portfolio.

Brookdale Transactions Update

•	In 2018, we sold six agreed upon facilities to Brookdale for $275 million.

•	In March 2018, we completed the acquisition of Brookdale’s noncontrolling interest in RIDEA I for $63 million.

•	During the fourth quarter of 2018, we completed the sale of 11 senior housing triple-net and eight SHOP facilities previously leased to Brookdale for $377 million.

•	As of December 31, 2018, we had completed the transition of 38 assets previously operated by Brookdale to other operators.
See Note 3 to the Consolidated Financial Statements for additional information.

U.K. Investment Update

•
In June 2018, we entered into a joint venture with an institutional investor (the “U.K. JV”) through which we sold a 51% interest in U.K. assets previously owned by us (the "U.K. Portfolio”) based on a total value of £382 million ($507 million). We retained a 49% noncontrolling interest in the joint venture and received gross proceeds of $402 million, including proceeds from the refinancing of our previously held intercompany loans. Upon closing the U.K. JV, we deconsolidated the U.K. Portfolio, recognized our retained noncontrolling interest investment at fair value ($105 million) and recognized a gain on sale of $11 million. We expect to sell our remaining 49% interest by no later than 2020.

Other Real Estate and Loan Transactions

•
In March 2018, we sold our Tandem Health Care mezzanine loan (“Tandem Mezzanine Loan”) to a third party for approximately $112 million, resulting in an impairment recovery, net of transaction costs and fees, of $3 million.

•
In June 2018, we sold our remaining 40% ownership interest in RIDEA II for $91 million and caused Columbia Pacific Advisors, LLC to refinance our $242 million of loans receivable from RIDEA II, which resulted in total proceeds of $332 million.

•
In 2016, we provided a £105 million ($131 million at closing) bridge loan (the “U.K. Bridge Loan”) to Maria Mallaband Care Group Ltd. ("MMCG") to fund the acquisition of a portfolio of seven care homes in the U.K. Under the bridge loan, we retained a call option to acquire those seven care homes at a future date for £105 million. In March 2018, in conjunction with MMCG and HCP satisfying the conditions necessary to exercise our call option to acquire the seven care homes, we began consolidating the real estate. In June 2018, we completed the process of exercising the call option. The seven care homes acquired through the call option were included in the U.K. JV transaction (see U.K. Investment Update above). See Notes 5, 7 and 19 to the Consolidated Financial Statements for additional information.

•
In November 2018, we acquired the outstanding equity interests in three life science joint ventures (which owned four buildings) for $92 million, bringing our equity ownership to 100% for all three joint ventures. As a result, we recognized a gain on consolidation of $50 million.

•	Additionally, during the year ended December 31, 2018, we sold: (i) 19 SHOP facilities, (ii) four life science assets, (iii) four MOBs and (iv) an undeveloped land parcel for a total of $451 million.

•
In November 2018, we entered into definitive agreements to acquire two life science buildings in South San Francisco, California, adjacent to The Shore at Sierra Point development, for $245 million. We made a $15 million nonrefundable deposit upon completing due diligence and expect to close the transaction during the first half of 2019.

•
In January and February 2019, we acquired a life science facility for $71 million and development rights at an adjacent undeveloped land parcel for consideration of up to $27 million. The existing facility and land parcel are located in Cambridge, Massachusetts.

Financing Activities

•
On July 3, 2018, we exercised our right to repay the outstanding £169 million balance under our term loan and re-borrow $224 million with all other key terms unchanged. We repaid the full balance of our term loan in November 2018.

•	On July 16, 2018, we repaid all $700 million outstanding of our 5.375% senior unsecured notes due 2021 and recorded a loss on debt extinguishment of approximately $44 million.

•	On November 8, 2018, we repaid all $450 million outstanding of our 3.75% senior unsecured notes due in 2019 at par.

•	During the fourth quarter of 2018, we issued 5.4 million shares of common stock under our at-the-market equity offering program for total net proceeds of $154 million.

•
In December 2018, we issued two million shares for total net proceeds of $57 million and entered into a forward equity sales agreement to sell up to an aggregate of 15.25 million additional shares on or before December 13, 2019 at an initial net price of $28.60 per share, after underwriting discounts and commissions.

•	During 2018, we used proceeds from dispositions primarily to repay $933 million of outstanding net borrowings under our revolving line of credit facility.
Developments and Redevelopments

•
In March 2018, we acquired the rights to develop a new 214,000 square foot life science facility on our existing Hayden Research Campus in Lexington, Massachusetts for $21 million. The development, 75 Hayden, will be a four-story, purpose-built Class A life science facility and parking garage.

•
In September and October 2018, we signed two leases totaling 222,000 square feet at The Shore at Sierra Point in South San Francisco, bringing the $224 million first phase of the development to 100% pre-leased. The Shore at Sierra Point is a 23-acre waterfront life science development offering state-of-the-art laboratory and office space along with premier amenities.

•
During the third quarter of 2018, we commenced a program with HCA Healthcare to develop primarily on-campus MOBs. As of December 31, 2018, we had begun construction on one MOB with an estimated cost of $26 million.

Dividends
Quarterly cash dividends paid during 2018 aggregated to $1.48 per share. On January 31, 2019, our Board of Directors declared a quarterly cash dividend of $0.37 per common share. The dividend will be paid on February 28, 2019 to stockholders of record as of the close of business on February 19, 2019.
Results of Operations
We evaluate our business and allocate resources among our reportable business segments: (i) senior housing triple-net, (ii) senior housing operating portfolio (SHOP), (iii) life science and (iv) medical office. Under the medical office and life science segments, we invest through the acquisition and development of MOBs and life science facilities, which generally require a greater level of property management. Our senior housing facilities are managed utilizing triple-net leases and RIDEA structures. We have other non-reportable segments that are comprised primarily of our debt investments, hospital properties, unconsolidated joint ventures and U.K. investments. We evaluate performance based upon: (i) property net operating income from continuing operations (“NOI”) and (ii) adjusted NOI (cash NOI) in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Consolidated Financial Statements).
Non-GAAP Financial Measures
Net Operating Income
NOI and Adjusted NOI are non-U.S. generally accepted accounting principles (“GAAP”) supplemental financial measures used to evaluate the operating performance of real estate. NOI is defined as real estate revenues (inclusive of rental and related revenues, resident fees and services, and income from direct financing leases), less property level operating expenses (which exclude transition costs); NOI excludes all other financial statement amounts included in net income (loss) as presented in Note 13 to the Consolidated Financial Statements. Management believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unlevered basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles, termination fees, actuarial reserves for insurance claims that have been incurred but not reported, and the impact of deferred community fee income and expense. Adjusted NOI is oftentimes referred to as “Cash NOI.” NOI and Adjusted NOI exclude our share of income (loss) generated by unconsolidated joint ventures, which is recognized in equity income (loss) from unconsolidated joint ventures in the consolidated statements of operations. We use NOI and Adjusted NOI to make decisions about resource allocations, to assess and compare property level performance, and to evaluate our same property portfolio (“SPP”), as described below. We believe that net income (loss) is the most directly comparable GAAP measure to NOI and Adjusted NOI. NOI and Adjusted NOI should not be viewed as alternative measures of operating performance to net income (loss) as defined by GAAP since they do not reflect various excluded items. Further, our definitions of NOI and Adjusted NOI may not be comparable to the definitions used by other REITs or real estate companies, as they may use different methodologies for calculating NOI and Adjusted NOI. For a reconciliation of NOI and Adjusted NOI to net income (loss) by segment, refer to Note 13 to the Consolidated Financial Statements.
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
Funds From Operations ("FFO")
FFO encompasses NAREIT FFO and FFO as adjusted, each of which is described in detail below. We believe FFO applicable to common shares, diluted FFO applicable to common shares, and diluted FFO per common share are important supplemental non-GAAP measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets utilizes straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. The term FFO was designed by the REIT industry to address this issue.
NAREIT FFO. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is net income (loss) applicable to common shares (computed in accordance with GAAP), excluding gains or losses from sales of depreciable property, including any current and deferred taxes directly associated with sales of depreciable property, impairments of, or related to, depreciable real estate, plus real estate and other real estate-related depreciation and amortization, and adjustments to compute our share of NAREIT FFO and FFO as adjusted (see below) from joint ventures. Adjustments for joint ventures are calculated to reflect our pro-rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of NAREIT FFO for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. For consolidated joint ventures in which we do not own 100%, we reflect our share of the equity by adjusting our NAREIT FFO to remove the third party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods. Our pro-rata share information is prepared on a basis consistent with the comparable consolidated amounts, is intended to reflect our proportionate economic interest in the operating results of properties in our portfolio and is calculated by applying our actual ownership percentage for the period. We do not control the unconsolidated joint ventures, and the pro-rata presentations of reconciling items included in NAREIT FFO do not represent our legal claim to such items. The joint venture members or partners are entitled to profit or loss allocations and distributions of cash flows according to the joint venture agreements, which provide for such allocations generally according to their invested capital.
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
NAREIT FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income (loss). We compute NAREIT FFO in accordance with the current NAREIT definition; however, other REITs may report NAREIT FFO differently or have a different interpretation of the current NAREIT definition from ours.
FFO as adjusted. In addition, we present NAREIT FFO on an adjusted basis before the impact of non-comparable items including, but not limited to, transaction-related items, impairments (recoveries) of non-depreciable assets, losses (gains) from the sale of non-depreciable assets, severance and related charges, prepayment costs (benefits) associated with early retirement or payment of debt, litigation costs (recoveries), casualty-related charges (recoveries), foreign currency remeasurement losses (gains) and changes in tax legislation (“FFO as adjusted”). Transaction-related items include transaction expenses and gains/charges incurred as a result of mergers and acquisitions and lease amendment or termination activities. Prepayment costs (benefits) associated with early retirement of debt include the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of debt. Management believes that FFO as adjusted provides a meaningful supplemental measurement of our FFO run-rate and is frequently used by analysts, investors and other interested parties in the evaluation of our performance as a REIT. At the same time that NAREIT created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe stockholders, potential investors and financial analysts who review our operating performance are best served by an FFO run-rate earnings measure that includes certain other adjustments to net income (loss), in addition to adjustments made to arrive at the NAREIT defined measure of FFO. FFO as adjusted is used by management in analyzing our business and the performance of our properties, and we believe it is important that stockholders, potential investors and financial analysts understand this measure used by management. We use FFO as adjusted to: (i) evaluate our performance in comparison with expected results and results of previous periods, relative to resource allocation decisions, (ii) evaluate the performance of our management, (iii) budget and forecast future results to assist in the allocation of resources, (iv) assess our performance as compared with similar real estate companies and the industry in general and (v) evaluate how a specific potential investment will impact our future results. Other REITs or real estate companies may use different methodologies for calculating an adjusted FFO measure, and accordingly, our FFO as adjusted may not be comparable to those reported by other REITs. For a reconciliation of net income (loss) to NAREIT FFO and FFO as adjusted and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.
Funds Available for Distribution
FAD is defined as FFO as adjusted after excluding the impact of the following: (i) amortization of deferred compensation expense, (ii) amortization of deferred financing costs, net, (iii) straight-line rents, (iv) deferred income taxes, (v) amortization of acquired market lease intangibles, net, (vi) non-cash interest related to DFLs and lease incentive amortization (reduction of straight-line rents), (vii) actuarial reserves for insurance claims that have been incurred but not reported, and (viii) deferred revenues, excluding amounts amortized into rental income that are associated with tenant funded improvements owned/recognized by us and up-front cash payments made by tenants to reduce their contractual rents. Also, FAD: (i) is computed after deducting recurring capital expenditures, including second generation leasing costs and second generation tenant and capital improvements, and (ii) includes lease restructure payments and adjustments to compute our share of FAD from our unconsolidated joint ventures and those related to CCRC non-refundable entrance fees. Certain prior period amounts in the “Non-GAAP Financial Measures Reconciliation” below for FAD have been reclassified to conform to the current period presentation. More specifically, recurring capital expenditures, including second generation leasing costs and second generation tenant and capital improvements ("FAD capital expenditures") excludes our share from unconsolidated joint ventures (reported in “other FAD adjustments”). Adjustments for joint ventures are calculated to reflect our pro-rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of FAD for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated joint ventures in which we do not own 100% of the equity by adjusting our FAD to remove the third party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods (reported in “other FAD adjustments”). See FFO for further disclosure regarding our use of pro-rata share information and its limitations. Other REITs or real estate companies may use different methodologies for calculating FAD, and accordingly, our FAD may not be comparable to those reported by other REITs. Although our FAD computation may not be comparable to that of other REITs, management believes FAD provides a meaningful supplemental measure of our performance and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. We believe FAD is an alternative run-rate earnings measure that improves the understanding of our operating results among investors and makes comparisons with: (i) expected results, (ii) results of previous periods and (iii) results among REITs more meaningful. FAD does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as it excludes the following items which generally flow through our cash flows from operating activities: (i) adjustments for changes in working capital or the actual timing of the payment of income or expense items that are accrued in the period, (ii) transaction-related costs, (iii) litigation settlement expenses, (iv) severance-related expenses and (v) actual cash receipts from interest income recognized on loans receivable (in contrast to our FAD adjustment to exclude non-cash interest and depreciation related to our investments in direct financing leases). Furthermore, FAD is adjusted for recurring capital expenditures, which are generally not considered when determining cash flows from operations or liquidity. FAD is a non-GAAP supplemental financial measure and should not be considered as an alternative to net income (loss) determined in accordance with GAAP. For a reconciliation of net income (loss) to FAD and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017 and the Year Ended December 31, 2017 to the Year Ended December 31, 2016
Overview(1)

2018 and 2017
The following table summarizes results for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
	2018	2017	Change
Net income (loss) applicable to common shares	$1,058,424	$413,013	$645,411
NAREIT FFO	780,189	661,113	119,076
FFO as adjusted	857,233	918,402	(61,169)
FAD	746,397	803,720	(57,323)
_______________________________________

(1)	For the reconciliation of non-GAAP financial measures, see “Non-GAAP Financial Measure Reconciliations” section below.
Net income (loss) applicable to common shares ("net income (loss)") increased primarily as a result of the following:

•	a larger net gain on sales of real estate during 2018 compared to 2017, primarily related to the sale of our Shoreline Technology Center life science campus in November 2018;

•	increased NOI from: (i) annual rent escalations, (ii) 2017 and 2018 acquisitions, and (iii) development and redevelopment projects placed in service during 2017 and 2018;

•	a gain on consolidation related to the acquisition of the outstanding equity interests in three life science joint ventures in November 2018;

•	impairments of our mezzanine loan facility to Tandem Health Care (the “Tandem Mezzanine Loan”) in 2017;

•	a net charge to NOI from the November 2017 transactions with Brookdale (the "2017 Brookdale Transactions" - see Note 3 to the Consolidated Financial Statements);

•
a reduction in interest expense as a result of debt repayments, primarily in the second and third quarters of 2017 and throughout 2018, partially offset by an increased average balance under our revolving credit facility during 2018;

•	higher income tax expense in 2017 related to the impact of new tax rate legislation, partially offset by tax benefits from higher sales volume during 2017;

•	a reduction in litigation-related costs from securities class action litigation, and a one-time legal settlement in 2017;

•	a reduction in loss on debt extinguishment related to the repurchases of our senior notes in July 2018 compared to July 2017; and

•	casualty-related charges incurred due to hurricanes in the third quarter of 2017.
The increase in net income (loss) was partially offset by:

•
a reduction in NOI in our senior housing triple-net segment, primarily as a result of the sale of senior housing triple-net assets and the transition of senior housing triple-net assets to SHOP during 2017 and 2018;

•	a reduction in NOI in our SHOP segment, primarily as a result of occupancy declines and higher labor costs;

•	a loss on consolidation of seven care homes in the U.K. during the first quarter of 2018;

•	a reduction in income related to the gain on sale of our £138.5 million par value Four Seasons Health Care’s senior notes (the “Four Seasons Notes”) during 2017;

•	increased impairment charges on real estate asset recognized during 2018 compared to 2017;

•	a reduction in income as a result of: (i) asset sales during 2017 and 2018 and (ii) selling interests into the U.K. JV and MSREI JV (see Notes 4 and 5 to the Consolidated Financial Statements);

•	a reduction in interest income due to the: (i) payoff of our HC-One mezzanine loan (the "HC-One Facility") in June 2017 and (ii) sale of our Tandem Mezzanine Loan in March 2018;

•
increased depreciation and amortization expense as a result of: (i) assets acquired during 2017 and 2018 and (ii) development and redevelopment projects placed into operations during 2017 and 2018, primarily in our life science and medical office segments, partially offset by decreased depreciation and amortization from asset sales during 2017 and 2018;

•
a reduction in equity income from unconsolidated joint ventures as a result of the sale of our equity method investment in RIDEA II in June 2018, partially offset by additional equity income from the U.K. JV; and

•
an increase in severance and related charges during 2018 primarily related to the departure of our former Executive Chairman compared to severance and related charges primarily related to the departure of our former Chief Accounting Officer ("CAO") in 2017.

NAREIT FFO increased primarily as a result of the aforementioned events impacting net income (loss), except for the following, which are excluded from NAREIT FFO:

•	gains on sales of real estate, including related tax impacts;

•	depreciation and amortization expense;

•	impairments of facilities within our senior housing triple-net and SHOP segments; and

•	net gain on consolidation.
FFO as adjusted decreased primarily as a result of the aforementioned events impacting NAREIT FFO, except for the following, which are excluded from FFO as adjusted:

•	the net charge to NOI from the 2017 Brookdale Transactions;

•	the impact of tax rate legislation during the fourth quarter of 2017;

•	severance and related charges;

•	losses on debt extinguishments;

•	litigation-related costs;

•	casualty-related charges;

•	the gain on sale of our Four Seasons Notes during the first quarter of 2017; and

•	the impairments of our Tandem Mezzanine Loan in 2017 and an undeveloped life science land parcel in 2018.
FAD decreased primarily as a result of the aforementioned events impacting FFO as adjusted, except for the impact of straight-line rents, which is excluded from FAD. The decrease in FAD was partially offset by lower FAD capital expenditures.

2017 and 2016
On October 31, 2016, we completed the Spin-Off of QCP. The Spin-Off included 338 properties, primarily comprised of the HCR ManorCare, Inc. (“HCRMC”) DFL investments and an equity investment in HCRMC.
The following table summarizes results for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
	2017	2016	Change
Net income (loss) applicable to common shares	$413,013	$626,549	$(213,536)
NAREIT FFO	661,113	1,119,153	(458,040)
FFO as adjusted	918,402	1,282,390	(363,988)
FAD	803,720	1,215,696	(411,976)
Net income (loss) decreased primarily as a result of the following:

•	a reduction in net income from discontinued operations due to the Spin-Off of QCP on October 31, 2016;

•	a loss on debt extinguishment in July 2017, representing a premium for early payment on the repurchase of our senior notes;

•	a reduction in rental and related revenues primarily as a result of assets sold during 2017, including the sale of 64 senior housing triple-net assets in the first quarter of 2017;

•	a reduction in NOI primarily related to the net impact of the 2017 Brookdale Transactions;

•	a reduction in earnings due to the partial sale and deconsolidation of RIDEA II during the first quarter of 2017;

•	impairments related to: (i) the Tandem Mezzanine Loan and (ii) 11 underperforming senior housing triple-net facilities in the third quarter of 2017;

•	increased litigation-related costs, including costs from securities class action litigation, and a one-time legal settlement in 2017;

•	casualty-related charges due to hurricanes in the third quarter of 2017; and

•
a reduction in interest income due to: (i) the payoffs of our HC-One Facility in June 2017 and a participating development loan during the third quarter of 2016 and (ii) decreased interest received from our Tandem Mezzanine Loan during the fourth quarter of 2017, partially offset by additional interest income in 2017 from our U.K. Bridge Loan.

The decrease in net income (loss) was partially offset by:

•	a reduction in interest expense as a result of debt repayments in the fourth quarter of 2016 and throughout 2017;

•
a reduction in severance and related charges primarily related to the departure of our former President and Chief Executive Officer ("CEO") in 2016 compared to severance and related charges primarily related to the departure of our former CAO in 2017;

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

•	an increase in other income primarily related to the gain on sale of our Four Seasons Notes during 2017.
NAREIT FFO decreased primarily as a result of the aforementioned events impacting net income (loss), except for gain on sales of real estate and impairments of real estate, which are excluded from NAREIT FFO.

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

•
a reduction in interest income due to: (i) the payoffs of our HC-One Facility in June 2017 and a participating development loan during the third quarter of 2016 and (ii) decreased interest received from our Tandem Mezzanine Loan during the fourth quarter of 2017, partially offset by additional interest income in 2017 from our U.K. Bridge Loan.

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
Segment Analysis
The tables below provide selected operating information for our SPP and total property portfolio for each of our reportable segments. For the year ended December 31, 2018, our SPP consists of 522 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2017 and that remained in operations under a consistent reporting structure through December 31, 2018. For the year ended December 31, 2017, our SPP consisted of 617 properties acquired or placed in service and stabilized on or prior to January 1, 2016 and that remained in operations under a consistent reporting structure through December 31, 2017. Our total consolidated property portfolio consisted of 645, 744 and 851 properties at December 31, 2018, 2017 and 2016, respectively, excluding properties in the Spin-Off.
Senior Housing Triple-Net

2018 and 2017
The following table summarizes results at and for the years ended December 31, 2018 and 2017 (dollars in thousands except per unit data):

	SPP			Total Portfolio(1)
	2018	2017	Change	2018	2017	Change
Real estate revenues(2)	$245,737	$239,273	$6,464	$276,091	$313,547	$(37,456)
Operating expenses	(377)	(371)	(6)	(3,618)	(3,819)	201
NOI	245,360	238,902	6,458	272,473	309,728	(37,255)
Adjustments to NOI	4,274	5,899	(1,625)	2,127	17,098	(14,971)
Adjusted NOI	$249,634	$244,801	$4,833	274,600	326,826	(52,226)
Non-SPP adjusted NOI				(24,966)	(82,025)	57,059
SPP adjusted NOI				$249,634	$244,801	$4,833
SPP Adjusted NOI % change			2.0%
Property count(3)	146	146		146	181
Average capacity (units)(4)	15,002	15,000		16,914	21,536
Average annual rent per unit	$16,665	$16,345		$16,449	$15,352
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)	Represents rental and related revenues and income from DFLs.

(3)	From our 2017 presentation of SPP, we removed 11 senior housing triple-net properties that were sold and 22 senior housing triple-net properties that were transitioned to our SHOP segment.

(4)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.

SPP NOI and Adjusted NOI increased primarily as a result of annual rent escalations. The increase in Adjusted NOI was partially offset by rent reductions under the 2017 Brookdale Transactions.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the following Non-SPP impacts:

•	decreased NOI from senior housing triple-net facilities sold during 2017 and 2018; and

•	decreased NOI from the transfer of 25 and 22 senior housing triple-net facilities to our SHOP segment during 2017 and 2018, respectively.
The decrease in Total Portfolio NOI and Adjusted NOI is partially offset by the aforementioned increases to SPP. The decrease in Total Portfolio NOI was further offset by the net charge of triple-net lease terminations from the 2017 Brookdale Transactions.
2017 and 2016
The following table summarizes results at and for the years ended December 31, 2017 and 2016 (dollars in thousands except per unit data):

	SPP			Total Portfolio(1)
	2017	2016	Change	2017	2016	Change
Real estate revenues(2)	$249,347	$273,984	$(24,637)	$313,547	$423,118	$(109,571)
Operating expenses	(495)	(197)	(298)	(3,819)	(6,710)	2,891
NOI	248,852	273,787	(24,935)	309,728	416,408	(106,680)
Adjustments to NOI	38,760	(1,374)	40,134	17,098	(7,566)	24,664
Adjusted NOI	$287,612	$272,413	$15,199	326,826	408,842	(82,016)
Non-SPP adjusted NOI				(39,214)	(136,429)	97,215
SPP adjusted NOI				$287,612	$272,413	$15,199
SPP Adjusted NOI % change			5.6%
Property count(3)	174	174		181	274
Average capacity (units)(4)	17,724	17,741		21,536	28,455
Average annual rent per unit	$16,255	$15,366		$15,352	$14,604
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)	Represents rental and related revenues and income from DFLs.

(3)
From our 2016 presentation of SPP, we removed four senior housing triple-net properties that were sold, 25 senior housing triple-net properties that were transitioned to our SHOP segment and two senior housing triple-net properties that were classified as held for sale.

(4)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
SPP NOI decreased primarily as a result of the net impact of triple-net lease terminations from the 2017 Brookdale Transactions.
SPP Adjusted NOI increased primarily as a result of the following:

•	annual rent escalations; and

•	higher cash rent received from our portfolio of assets leased to Sunrise Senior Living.
Additionally, Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the following Non-SPP impacts:

•	senior housing triple-net facilities sold during 2016 and 2017; and

•	the transfer of 42 senior housing triple-net facilities to our SHOP segment during 2016 and 2017.
The decrease to Total Portfolio NOI and Adjusted NOI is partially offset by (i) increased non-SPP income from five senior housing triple-net facilities acquired in the first quarter of 2016 and (ii) the aforementioned increases to SPP Adjusted NOI.

Senior Housing Operating Portfolio

2018 and 2017
The following table summarizes results at and for the years ended December 31, 2018 and 2017 (dollars in thousands, except per unit data):

	SPP			Total Portfolio(1)
	2018	2017	Change	2018	2017	Change
Resident fees and services	$262,887	$256,471	$6,416	$547,976	$525,473	$22,503
Operating expenses	(182,511)	(183,384)	873	(414,312)	(396,491)	(17,821)
NOI	80,376	73,087	7,289	133,664	128,982	4,682
Adjustments to NOI	2,174	12,759	(10,585)	2,875	33,227	(30,352)
Adjusted NOI	$82,550	$85,846	$(3,296)	136,539	162,209	(25,670)
Non-SPP adjusted NOI				(53,989)	(76,363)	22,374
SPP adjusted NOI				$82,550	$85,846	$(3,296)
SPP Adjusted NOI % change			(3.8)%
Property count(2)	46	46		93	102
Average capacity (units)(3)	6,072	6,058		11,248	12,758
Average annual rent per unit	$43,219	$42,387		$48,433	$41,133
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)	From our 2017 presentation of SPP, we removed nine properties that were sold, eight SHOP properties that were placed into redevelopment and three SHOP properties that were classified as held for sale.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
SPP Adjusted NOI decreased primarily as a result of the following:

•	occupancy declines and higher labor costs; partially offset by

•	increased rates for resident fees and services.
SPP NOI increased primarily as a result of the net charge for management fee terminations from the 2017 Brookdale Transactions, partially offset by the aforementioned decreases to SPP Adjusted NOI.
Total Portfolio Adjusted NOI decreased primarily as a result of the aforementioned impacts to SPP and the following Non-SPP impacts:

•	decreased NOI from our partial sale of RIDEA II in the first quarter of 2017; and

•	decreased NOI from SHOP assets sold in 2017 and 2018; partially offset by

•	increased NOI from the transfer of 25 and 22 senior housing triple-net assets to our SHOP segment during 2017 and 2018, respectively.
Total Portfolio NOI increased primarily a result of the net charge for management fee terminations from the 2017 Brookdale Transactions, partially offset by the aforementioned decreases to Total Portfolio Adjusted NOI.

2017 and 2016
The following table summarizes results at and for the years ended December 31, 2017 and 2016 (dollars in thousands, except per unit data):

	SPP			Total Portfolio(1)
	2017	2016	Change	2017	2016	Change
Resident fees and services	$321,209	$317,361	$3,848	$525,473	$686,822	$(161,349)
Operating expenses	(239,702)	(202,624)	(37,078)	(396,491)	(480,870)	84,379
NOI	81,507	114,737	(33,230)	128,982	205,952	(76,970)
Adjustments to NOI	32,863	(1,297)	34,160	33,227	(2,686)	35,913
Adjusted NOI	$114,370	$113,440	$930	162,209	203,266	(41,057)
Non-SPP adjusted NOI				(47,839)	(89,826)	41,987
SPP adjusted NOI				$114,370	$113,440	$930
SPP Adjusted NOI % change			0.8%
Property count(2)	48	48		102	130
Average capacity (units)(3)	8,128	8,136		12,758	16,028
Average annual rent per unit	$44,378	$43,842		$41,133	$42,851
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)
From our 2016 presentation of SPP, we removed a SHOP property that was placed into redevelopment, two SHOP properties that were classified as held for sale and 49 SHOP properties that were deconsolidated.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
SPP NOI decreased primarily as a result of increased operating expenses related to the management fee terminations from the 2017 Brookdale Transactions.
SPP Adjusted NOI increased primarily as a result of the following:

•	increased rates for resident fees and services; partially offset by

•	higher expense growth and a decline in occupancy.
Additionally, Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the following Non-SPP impacts:

•	decreased non-SPP income from our partial sale of RIDEA II; partially offset by

•	non-SPP income for 42 senior housing triple-net assets transferred to SHOP during 2016 and 2017.

Life Science

2018 and 2017
The following table summarizes results at and for the years ended December 31, 2018 and 2017 (dollars and sq. ft. in thousands, except per sq. ft. data):

	SPP			Total Portfolio(1)
	2018	2017	Change	2018	2017	Change
Rental and related revenues	$265,120	$258,781	$6,339	$395,064	$358,816	$36,248
Operating expenses	(58,752)	(56,431)	(2,321)	(91,742)	(78,001)	(13,741)
NOI	206,368	202,350	4,018	303,322	280,815	22,507
Adjustments to NOI	596	1,636	(1,040)	(9,589)	(4,517)	(5,072)
Adjusted NOI	$206,964	$203,986	$2,978	293,733	276,298	17,435
Non-SPP adjusted NOI				(86,769)	(72,312)	(14,457)
SPP adjusted NOI				$206,964	$203,986	$2,978
SPP Adjusted NOI % change			1.5%
Property count(2)	94	94		124	131
Average occupancy	94.8%	95.5%		95.0%	96.2%
Average occupied square feet	5,166	5,195		7,078	6,841
Average annual total revenues per occupied square foot	$51	$50		$54	$52
Average annual base rent per occupied square foot	$41	$40		$44	$42
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)	From our 2017 presentation of SPP, we removed 12 life science facilities that were sold and three life science facilities that were placed into redevelopment.
SPP NOI and Adjusted NOI increased primarily as a result of the following:

•	new leasing activity; and

•	specific to Adjusted NOI, annual rent escalations; partially offset by

•	a mark-to-market rent decrease on a 147,000 square foot lease in South San Francisco.
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following Non-SPP impacts:

•	increased NOI from: (i) increased occupancy in portions of a development placed into operations in 2017 and 2018 and (ii) acquisitions in 2017; partially offset by

•	decreased NOI from: (i) sales of life science facilities in 2017 and 2018 and (ii) the placement of life science facilities into redevelopment in 2017 and 2018.

2017 and 2016
The following table summarizes results at and for the years ended December 31, 2017 and 2016 (dollars and sq. ft. in thousands, except per sq. ft. data):

	SPP			Total Portfolio(1)
	2017	2016	Change	2017	2016	Change
Rental and related revenues	$304,858	$292,147	$12,711	$358,816	$358,537	$279
Operating expenses	(63,612)	(58,363)	(5,249)	(78,001)	(72,478)	(5,523)
NOI	241,246	233,784	7,462	280,815	286,059	(5,244)
Adjustments to NOI	2,427	339	2,088	(4,517)	(2,954)	(1,563)
Adjusted NOI	$243,673	$234,123	$9,550	276,298	283,105	(6,807)
Non-SPP adjusted NOI				(32,625)	(48,982)	16,357
SPP adjusted NOI				$243,673	$234,123	$9,550
SPP Adjusted NOI % change			4.1%
Property count(2)	108	108		131	128
Average occupancy	96.3%	97.7%		96.2%	97.5%
Average occupied square feet	6,105	6,193		6,841	7,332
Average annual total revenues per occupied square foot	$50	$47		$52	$48
Average annual base rent per occupied square foot	$41	$39		$42	$40
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)	From our 2016 presentation of SPP, we removed one life science facility that was sold and four life science facilities that were classified as held for sale.
SPP NOI and Adjusted NOI increased primarily as a result of the following:

•	mark-to-market lease renewals;

•	new leasing activity; and

•	specific to adjusted NOI, annual rent escalations.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the following impacts to Non-SPP:

•	decreased income from sales of life science facilities in 2016 and 2017; partially offset by

•	increased income from (i) increased occupancy in portions of developments placed in operations in 2016 and 2017 and (ii) life science acquisitions in 2016 and 2017.
The decrease in Total Portfolio NOI and Adjusted NOI was also partially offset by the aforementioned increases to SPP.

Medical Office

2018 and 2017
The following table summarizes results at and for the years ended December 31, 2018 and 2017 (dollars and sq. ft. in thousands, except per sq. ft. data):

	SPP			Total Portfolio(1)
	2018	2017	Change	2018	2017	Change
Rental and related revenues	$422,003	$415,687	$6,316	$509,019	$477,459	$31,560
Operating expenses	(152,875)	(151,234)	(1,641)	(189,859)	(183,197)	(6,662)
NOI	269,128	264,453	4,675	319,160	294,262	24,898
Adjustments to NOI	(307)	(1,279)	972	(2,899)	(2,952)	53
Adjusted NOI	$268,821	$263,174	$5,647	316,261	291,310	24,951
Non-SPP adjusted NOI				(47,440)	(28,136)	(19,304)
SPP adjusted NOI				$268,821	$263,174	$5,647
SPP Adjusted NOI % change			2.1%
Property count(2)	221	221		267	254
Average occupancy	92.3%	92.6%		92.0%	91.8%
Average occupied square feet	14,892	14,984		17,280	16,674
Average annual total revenues per occupied square foot	$28	$28		$29	$28
Average annual base rent per occupied square foot	$24	$23		$25	$24
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)	From our 2017 presentation of SPP, we removed four MOBs that were sold and three MOBs that were placed into redevelopment.
SPP NOI and Adjusted NOI increased primarily as a result of mark-to-market lease renewals. Additionally, SPP Adjusted NOI increased as a result of annual rent escalations.
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following Non-SPP impacts:

•	increased NOI from our 2017 and 2018 acquisitions; and

•	increased occupancy in redevelopment and development properties placed into operations in 2017 and 2018; partially offset by

•	decreased NOI from sales of eight MOBs during 2017 and 2018 and the placement of one MOB into redevelopment.

2017 and 2016
The following table summarizes results at and for the years ended December 31, 2017 and 2016 (dollars and sq. ft. in thousands, except per sq. ft. data):

	SPP			Total Portfolio(1)
	2017	2016	Change	2017	2016	Change
Rental and related revenues	$400,747	$392,166	$8,581	$477,459	$446,280	$31,179
Operating expenses	(150,329)	(146,300)	(4,029)	(183,197)	(173,687)	(9,510)
NOI	250,418	245,866	4,552	294,262	272,593	21,669
Adjustments to NOI	2,183	(523)	2,706	(2,952)	(3,536)	584
Adjusted NOI	$252,601	$245,343	$7,258	291,310	269,057	22,253
Non-SPP adjusted NOI				(38,709)	(23,714)	(14,995)
SPP adjusted NOI				$252,601	$245,343	$7,258
SPP Adjusted NOI % change			3.0%
Property count(2)	212	212		254	242
Average occupancy	91.9%	92.2%		91.8%	91.5%
Average occupied square feet	14,224	14,303		16,674	15,697
Average annual total revenues per occupied square foot	$28	$27		$28	$28
Average annual base rent per occupied square foot	$24	$23		$24	$24
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)	From our 2016 presentation of SPP, we removed four MOBs that were sold and two MOBs that were placed into redevelopment.
SPP NOI and Adjusted NOI increased primarily as a result of mark-to-market lease renewals and new leasing activity. Additionally, SPP Adjusted NOI increased as a result of annual rent escalations.
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following impacts to Non-SPP:

•	increased income from our 2016 and 2017 acquisitions; and

•	increased occupancy in former redevelopment and development properties placed into operations; partially offset by

•	decreased income from sales of seven MOBs during 2016 and 2017 and the placement of one MOB into redevelopment.

Other Income and Expense Items

The following table summarizes results for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,			2018 vs.	2017 vs.
	2018	2017	2016	2017	2016
Interest income	$10,406	$56,237	$88,808	$(45,831)	$(32,571)
Interest expense	266,343	307,716	464,403	(41,373)	(156,687)
Depreciation and amortization	549,499	534,726	568,108	14,773	(33,382)
General and administrative	96,702	88,772	103,611	7,930	(14,839)
Transaction costs	10,772	7,963	9,821	2,809	(1,858)
Impairments (recoveries), net	55,260	166,384	—	(111,124)	166,384
Gain (loss) on sales of real estate, net	925,985	356,641	164,698	569,344	191,943
Loss on debt extinguishments	(44,162)	(54,227)	(46,020)	10,065	(8,207)
Other income (expense), net	13,316	31,420	3,654	(18,104)	27,766
Income tax benefit (expense)	17,854	1,333	(4,473)	16,521	5,806
Equity income (loss) from unconsolidated joint ventures	(2,594)	10,901	11,360	(13,495)	(459)
Total discontinued operations	—	—	265,755	—	(265,755)
Noncontrolling interests’ share in earnings	(12,381)	(8,465)	(12,179)	(3,916)	3,714
Interest income.  The decrease in interest income for the year ended December 31, 2018 was primarily the result of: (i) the sale of our Tandem Mezzanine Loan during the first quarter of 2018, (ii) the payoff of our HC-One Facility in June 2017, and (iii) the conversion of the U.K. Bridge Loan into real estate during the first quarter of 2018.
The decrease in interest income for the year ended December 31, 2017 was primarily the result of: (i) the payoff of our HC-One Facility in June 2017, (ii) incremental interest income received during the second quarter of 2016 due to the payoff of three participating development loans, and (iii) decreased interest received from our Tandem Mezzanine Loan during the fourth quarter of 2017.
Interest expense.  The decrease in interest expense for the year ended December 31, 2018 was primarily the result of senior unsecured notes repayments during 2017 and 2018, partially offset by an increased average balance under our revolving credit facility during 2018.
The decrease in interest expense for the year ended December 31, 2017 was primarily the result of senior unsecured notes and mortgage debt repayments, which occurred primarily in the second half of 2016 and throughout 2017.
Depreciation and amortization.  The increase in depreciation and amortization expense for the year ended December 31, 2018 was primarily as a result of: (i) assets acquired during 2017 and 2018 (primarily in our life science and medical office segments) and (ii) development and redevelopment projects placed into operations during 2017 and 2018 (primarily in our life science and medical office segments), partially offset by dispositions of real estate throughout 2017 and 2018.
The decrease in depreciation and amortization expense for the year ended December 31, 2017 was primarily as a result of the sale of 64 senior housing triple-net assets and the deconsolidation of RIDEA II during the first quarter of 2017, partially offset by depreciation and amortization of assets acquired and placed in service during 2016 and 2017.
General and administrative expenses.  The increase in general and administrative expenses for the year ended December 31, 2018 was primarily as a result of increased severance and related charges, primarily resulting from the departure of our former Executive Chairman in March 2018, which exceeded severance and related charges in 2017, which were primarily related to the departure of our former CAO in the third quarter of 2017.
The decrease in general and administrative expenses for the year ended December 31, 2017 was primarily as a result of severance and related charges, primarily resulting from the departure of our former President and CEO in the third quarter of 2016, which exceeded severance and related charges in 2017, primarily related to the departure of our former CAO in the third quarter of 2017.

Impairments (recoveries), net.  During the year ended December 31, 2018, we recognized $55 million of impairments, primarily related to the following real estate assets: (i) 20 SHOP assets (including 17 classified as held for sale at the time they were impaired) and (ii) an undeveloped life science land parcel classified as held for sale.
During the year ended December 31, 2017, we recognized: (i) $144 million of impairments on our Tandem Mezzanine Loan (see Note 7 to the Consolidated Financial Statements) and (ii) $23 million of impairments on 11 underperforming senior housing triple-net facilities.
For the year ended December 31, 2016, there were no impairments recognized.
Gain (loss) on sales of real estate, net.  During the year ended December 31, 2018, we sold: (i) our remaining interest in RIDEA II, (ii) a 51% interest in our U.K. Portfolio, (iii) 31 SHOP facilities, (iv) 16 life science assets, (v) 13 senior housing triple-net facilities, and (vi) four MOBs and recognized total net gain on sales of $926 million.
During the year ended December 31, 2017, we sold: (i) 68 senior housing triple-net facilities, (ii) five life science facilities, (iii) five SHOP facilities, (iv) four MOBs, and (v) a 40% interest in RIDEA II and recognized total net gain on sales of $357 million.
During the year ended December 31, 2016, we sold: (i) a portfolio of five facilities in one of our non-reportable segments and two senior housing triple-net facilities, (ii) five life science facilities, (iii) seven senior housing triple-net facilities, (iv) three MOBs, and (v) three SHOP facilities, recognizing total net gain on sales of $165 million.
Loss on debt extinguishments.  During the year ended December 31, 2018, we repurchased $700 million of our 5.375% senior notes due 2021 and recognized a $44 million loss on debt extinguishment.
During the year ended December 31, 2017, we repurchased $500 million of our 5.375% senior notes due 2021 and recognized a $54 million loss on debt extinguishment.
During the fourth quarter of 2016, using proceeds from the Spin-Off, we repaid $1.1 billion of senior unsecured notes that were due to mature in January 2017 and January 2018 and repaid $108 million of mortgage debt, incurring an aggregate loss on debt extinguishments of $46 million.
Other income (expense), net.  The decrease in other income (expense), net for the year ended December 31, 2018 was primarily as a result of: (i) a loss on consolidation of seven U.K. care homes in March 2018 (see Note 19 to the Consolidated Financial Statements) and (ii) a gain on sale of our Four Seasons Notes in March 2017. The decrease in other income (expense), net was partially offset by: (i) a gain on consolidation related to the acquisition of the outstanding equity interests in three life science joint ventures in November 2018, (ii) casualty-related charges due to hurricanes incurred in the third quarter of 2017, and (iii) decreased litigation costs in 2018.
The increase in other income (expense), net for the year ended December 31, 2017 was primarily as a result of the gain on sale of our Four Seasons Notes, partially offset by casualty-related charges due to hurricanes in the third quarter of 2017 and increased litigation-related expenses in 2017.
Income tax benefit (expense).  The increase in income tax benefit for the year ended December 31, 2018 was primarily the result of: (i) a $6 million income tax benefit related to our share of operating losses from our RIDEA joint ventures and U.K. real estate investments, (ii) a $17 million income tax expense related to the impact of tax rate legislation during the fourth quarter of 2017, and (iii) partially offset by a $6 million benefit from the partial sale of RIDEA II in 2017.
The decrease in income tax expense for the year ended December 31, 2017 was primarily the result of: (i) a $6 million income tax benefit from the partial sale of RIDEA II in 2017, (ii) a $5 million income tax benefit related to our share of operating losses from our RIDEA joint ventures, (iii) a $1 million deferred tax benefit from casualty-related charges recognized in the second half of 2017, and (iv) a $11 million income tax expense recognized in 2016 associated with federal income tax and state built-in gain tax for the disposition of certain real estate assets. The total tax benefit was partially offset by a $17 million income tax expense related to the impact of tax rate legislation during the fourth quarter of 2017.
Equity income (loss) from unconsolidated joint ventures.  The decrease in equity income from unconsolidated joint ventures for the year ended December 31, 2018 was primarily the result of the sale of our equity method investment in RIDEA II in June 2018, partially offset by additional equity income from our investment in the U.K. JV.
The decrease in equity income from unconsolidated joint ventures for the year ended December 31, 2017 was primarily the result of income from our share of gains on sales of real estate in 2016, partially offset by income from our investment in RIDEA II, which was deconsolidated in the first quarter of 2017.

Total discontinued operations.  Discontinued operations for the year ended December 31, 2016 resulted in income of $266 million. Income from discontinued operations primarily relates to the operations of QCP. There were no discontinued operations for the years ended December 31, 2017 and 2018.
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
Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our credit ratings. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. As of February 11, 2019, we had a credit rating of BBB from Fitch, Baa1 from Moody’s and BBB+ from S&P Global on our senior unsecured debt securities.
Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below. The following table sets forth changes in cash flows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by (used in) operating activities	$848,709	$847,041	$1,214,131
Net cash provided by (used in) investing activities	1,829,279	1,246,257	(428,973)
Net cash provided by (used in) financing activities	(2,620,536)	(2,148,461)	(1,054,265)
Operating Cash Flows
Operating cash flow increased $2 million between the years ended December 31, 2018 and 2017 primarily as the result of: (i) 2017 and 2018 acquisitions, (ii) annual rent increases, (iii) developments and redevelopments placed in service during 2017 and 2018, and (iv) decreased interest paid as a result of debt repayments during 2017 and 2018. The increase in operating cash flow is partially offset by: (i) dispositions during 2017 and 2018, (ii) the partial sale and deconsolidation of the U.K. JV in 2018, (iii) the partial sale and deconsolidation of RIDEA II during the first quarter of 2017, (iv) occupancy declines and higher labor costs within our SHOP segment, (v) decreased interest received as a result of loan repayments during 2017, and (vi) decreased distributions of earnings from our unconsolidated joint ventures. Our cash flow from operations is dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors.
Operating cash flow decreased $367 million between the years ended December 31, 2017 and 2016 primarily as the result of: (i) decreased Adjusted NOI related to the Spin-Off and dispositions in 2016 and 2017 and (ii) decreased interest received as a result of loan repayments during 2016 and 2017; partially offset by: (i) 2016 and 2017 acquisitions, (ii) annual rent increases, (iii) and decreased interest paid as a result of lower balances on our senior unsecured notes and term loans.
Investing Cash Flows
The following are significant investing activities for the year ended December 31, 2018:

•	received net proceeds of $2.9 billion primarily from: (i) sales of real estate assets, (ii) the sale of RIDEA II, (iii) the sale of the Tandem Mezzanine Loan, and (iv) the U.K. JV transaction; and

•	made investments of $1.1 billion primarily related to the acquisition, development, and redevelopment of real estate.
The following are significant investing activities for the year ended December 31, 2017:

•	received net proceeds of $1.8 billion from sales of real estate, including the sale and recapitalization of RIDEA II;

•	received net proceeds of $559 million primarily from: (i) the sale of our Four Seasons Notes, (ii) the repayment of our HC-One Facility, and (iii) a DFL repayment; and

•	made investments of $1.1 billion primarily for the acquisition and development of real estate.
The following are significant investing activities for the year ended December 31, 2016:

•
made investments of $1.3 billion primarily from: (i) development, leasing and acquisition of real estate, (ii) investments in unconsolidated joint ventures and loans, and (iii) purchases of securities; and

•	received proceeds of $908 million primarily from real estate and DFL sales.
Financing Cash Flows
The following are significant financing activities for the year ended December 31, 2018:

•	repaid $2.4 billion of debt under our: (i) bank line of credit, (ii) term loan, (iii) senior unsecured notes (including debt extinguishment costs) and (iv) mortgage debt;

•	paid cash dividends on common stock of $697 million;

•	paid $83 million for distributions to and purchases of noncontrolling interests, primarily related to our acquisition of Brookdale’s noncontrolling interest in RIDEA I;

•	raised net proceeds of $218 million from the issuances of common stock, primarily from our at-the-market equity program; and

•	received proceeds of $300 million for issuances of noncontrolling interests, primarily related to the MSREI MOB JV.
The following are significant financing activities for the year ended December 31, 2017:

•
repaid $1.4 billion of debt under our: (i) term loans, (ii) senior unsecured notes (including debt extinguishment costs) and (iii) mortgage debt, partially offset by net borrowings under our bank line of credit; and

•	paid cash dividends on common stock of $695 million.
The following are significant financing activities for the year ended December 31, 2016:

•	received net proceeds of $1.7 billion from the Spin-Off;

•	repaid $1.8 billion of debt under our senior unsecured notes (including debt extinguishment costs) and mortgage debt, partially offset by net borrowings under our bank line of credit; and

•	paid cash dividends on common stock of $980 million.
Debt

See Note 10 in the Consolidated Financial Statements for information about our outstanding debt.
See “2018 Transaction Overview” for further information regarding our significant financing activities during the year ended December 31, 2018.

Approximately 98%, 84% and 83% of our total debt, inclusive of $43 million, $44 million and $46 million of variable rate debt swapped to fixed through interest rate swaps, was fixed rate debt as of December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, our fixed rate debt and variable rate debt had weighted average interest rates of 4.04% and 2.15%, respectively. At December 31, 2017, our fixed rate debt and variable rate debt had weighted average interest rates of 4.19% and 2.56%, respectively. At December 31, 2016, our fixed rate debt and variable rate debt had weighted average interest rates of 4.26% and 2.23%, respectively. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
Equity

At December 31, 2018, we had 477 million shares of common stock outstanding, equity totaled $6.5 billion, and our equity securities had a market value of $13.5 billion.
At December 31, 2018, non-managing members held an aggregate of four million units in five limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).
We renewed our at-the-market equity program in May 2018, pursuant to which we may sell shares of our common stock having an aggregate gross sales price of up to $750 million through a consortium of banks acting as sales agents or directly to the banks acting as principals. During the year ended December 31, 2018, we issued 5.4 million shares of common stock at a weighted average net price of $28.27 for net proceeds of $154 million (gross proceeds of $156 million, net of $2 million of fees paid to sales agents). At December 31, 2018, $594 million of our common stock remained available for sale under the at-the-market program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell any shares under our at-the-market program.
In December 2018, we entered into a forward equity sales agreement to sell up to an aggregate of 15.25 million shares of our common stock (including shares issued through the exercise of underwriters’ options) at an initial net price of $28.60 per share, after underwriting discounts and commissions. The agreement has a one year term and expires on December 13, 2019. The forward sale price that we expect to receive upon settlement of the agreement will be subject to adjustments for: (i) the forward purchasers’ stock borrowing costs and (ii) certain fixed price reductions during the term of the agreement. At December 31, 2018, no shares have been issued under the forward equity sales agreement.
In December 2018, contemporaneous with the forward equity offering discussed above, we completed a public offering of two million shares of common stock at a net price of $28.60 per share, resulting in net proceeds of $57 million.
Shelf Registration

We filed a prospectus with the SEC as part of a registration statement on Form S-3, using an automatic shelf registration process. Our current shelf registration statement expires in May 2021, at which time we expect to file a new shelf registration statement. Under the “shelf” process, we may sell any combination of the securities described in the prospectus through one or more offerings. The securities described in the prospectus include common stock, preferred stock, depositary shares, debt securities and warrants.

Contractual Obligations
The following table summarizes our material contractual payment obligations and commitments at December 31, 2018 (in thousands):

	Total(1)	2019	2020-2021	2022-2023	More than Five Years
Bank line of credit(2)	$80,103	$—	$80,103	$—	$—
Senior unsecured notes	5,300,000	—	800,000	1,700,000	2,800,000
Mortgage debt	133,334	3,561	14,566	5,502	109,705
Construction loan commitments(3)	72,654	68,365	4,289	—	—
Development commitments(4)	299,702	273,625	26,077	—	—
Ground and other operating leases	495,035	5,597	11,463	11,845	466,130
Interest(5)	1,571,843	260,860	453,196	343,702	514,085
Total	$7,952,671	$612,008	$1,389,694	$2,061,049	$3,889,920
_______________________________________

(1)	Excludes $91 million of other debt that represents life care bonds and demand notes that have no scheduled maturities.

(2)	Includes £55 million translated into USD.

(3)	Represents commitments to finance development projects.

(4)	Represents construction and other commitments for developments in progress.

(5)	Interest on variable-rate debt is calculated using rates in effect at December 31, 2018.
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
Inflation
Our leases often provide for either fixed increases in base rents or indexed escalators, based on the Consumer Price Index or other measures, and/or additional rent based on increases in the tenants’ operating revenues. Most of our MOB leases require the tenant to pay a share of property operating costs such as real estate taxes, insurance and utilities. Substantially all of our senior housing triple-net, life science, and remaining other leases require the tenant or operator to pay all of the property operating costs or reimburse us for all such costs. We believe that inflationary increases in expenses will be offset, in part, by the tenant or operator expense reimbursements and contractual rent increases described above.

Non-GAAP Financial Measure Reconciliations
Funds From Operations and Funds Available for Distribution

The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NAREIT FFO, FFO as adjusted and FAD (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Net income (loss) applicable to common shares	$1,058,424	$413,013	$626,549	$(560,552)	$919,796
Real estate related depreciation and amortization	549,499	534,726	572,998	510,785	459,995
Real estate related depreciation and amortization on unconsolidated joint ventures	63,967	60,058	49,043	48,188	21,303
Real estate related depreciation and amortization on noncontrolling interests and other	(11,795)	(15,069)	(21,001)	(14,506)	(8,027)
Other real estate-related depreciation and amortization	6,977	9,364	11,919	22,223	18,864
Loss (gain) on sales of real estate, net	(925,985)	(356,641)	(164,698)	(6,377)	(31,298)
Loss (gain) on sales of real estate, net on unconsolidated joint ventures	—	(1,430)	(16,332)	(15,003)	—
Loss (gain) on sales of real estate, net on noncontrolling interests	—	—	224	1,453	1,001
Loss (gain) upon consolidation of real estate, net(1)	(9,154)	—	—	—	—
Taxes associated with real estate dispositions(2)	3,913	(5,498)	60,451	—	—
Impairments (recoveries) of depreciable real estate, net	44,343	22,590	—	2,948	—
NAREIT FFO applicable to common shares	780,189	661,113	1,119,153	(10,841)	1,381,634
Distributions on dilutive convertible units	—	—	8,732	—	13,799
Diluted NAREIT FFO applicable to common shares	$780,189	$661,113	$1,127,885	$(10,841)	$1,395,433
Weighted average shares outstanding - diluted NAREIT FFO	470,719	468,935	471,566	462,795	464,845
Impact of adjustments to NAREIT FFO:
Transaction-related items(3)	$11,029	$62,576	$96,586	$32,932	$(18,856)
Other impairments (recoveries) and losses (gains), net(4)	7,619	92,900	—	1,446,800	35,913
Severance and related charges(5)	13,906	5,000	16,965	6,713	—
Loss on debt extinguishments(6)	44,162	54,227	46,020	—	—
Litigation costs (recoveries)(7)	363	15,637	3,081	—	—
Casualty-related charges (recoveries), net	—	10,964	—	—	—
Foreign currency remeasurement losses (gains)	(35)	(1,043)	585	(5,437)	—
Tax rate legislation impact(8)	—	17,028	—	—	—
	$77,044	$257,289	$163,237	$1,481,008	$17,057

FFO as adjusted applicable to common shares	$857,233	$918,402	$1,282,390	$1,470,167	$1,398,691
Distributions on dilutive convertible units and other	(198)	6,657	12,849	13,597	13,766
Diluted FFO as adjusted applicable to common shares	$857,035	$925,059	$1,295,239	$1,483,764	$1,412,457
Weighted average shares outstanding - diluted FFO as adjusted	470,719	473,620	473,340	469,064	464,845

FFO as adjusted applicable to common shares	$857,233	$918,402	$1,282,390	$1,470,167	$1,398,691
Amortization of deferred compensation(9)	14,714	13,510	15,581	23,233	21,885
Amortization of deferred financing costs	12,612	14,569	20,014	20,222	19,260
Straight-line rents	(23,138)	(23,933)	(27,560)	(38,415)	(43,857)
FAD capital expenditures	(106,193)	(113,471)	(88,953)	(82,072)	(74,464)
Lease restructure payments	1,195	1,470	16,604	22,657	9,425
CCRC entrance fees(10)	17,880	21,385	21,287	27,895	11,121
Deferred income taxes(11)	(18,744)	(15,490)	(13,692)	(15,281)	(4,580)
Other FAD adjustments(12)	(9,162)	(12,722)	(9,975)	(166,557)	(158,659)
FAD applicable to common shares	746,397	803,720	1,215,696	1,261,849	1,178,822
Distributions on dilutive convertible units	—	—	13,088	14,230	13,799
Diluted FAD applicable to common shares	$746,397	$803,720	$1,228,784	$1,276,079	$1,192,621
Weighted average shares outstanding - diluted FAD	470,719	468,935	473,340	469,064	464,845

	Year Ended December 31,
	2018	2017	2016	2015	2014
Diluted earnings per common share	$2.24	$0.88	$1.34	$(1.21)	$2.00
Depreciation and amortization	1.30	1.25	1.30	1.22	1.07
Loss (gain) on sales of real estate, net	(1.96)	(0.76)	(0.38)	(0.04)	(0.07)
Loss (gain) upon consolidation of real estate, net(1)	(0.02)	—	—	—	—
Taxes associated with real estate dispositions(2)	0.01	(0.01)	0.13	—	—
Impairments (recoveries) of depreciable real estate, net	0.09	0.05	—	0.01	—
Diluted NAREIT FFO per common share	$1.66	$1.41	$2.39	$(0.02)	$3.00
Transaction-related items(3)	0.02	0.13	0.20	0.07	(0.04)
Other impairments (recoveries) and losses (gains), net(4)	0.02	0.20	—	3.11	0.08
Severance and related charges(5)	0.03	0.01	0.04	0.01	—
Loss on debt extinguishments(6)	0.09	0.11	0.10	—	—
Litigation costs (recoveries)(7)	—	0.03	0.01	—	—
Casualty-related charges (recoveries), net	—	0.02	—	—	—
Foreign currency remeasurement losses (gains)	—	—	—	(0.01)	—
Tax rate legislation impact(8)	—	0.04	—	—	—
Diluted FFO as adjusted per common share	$1.82	$1.95	$2.74	$3.16	$3.04
_______________________________________

(1)
For the year ended December 31, 2018, represents the gain related to the acquisition of our partner's interests in four previously unconsolidated life science assets, partially offset by the loss on consolidation of seven U.K. care homes.

(2)
For the year ended December 31, 2016, represents income tax expense associated with the state built-in gain tax payable upon the disposition of specific real estate assets, of which $49 million relates to the HCRMC real estate portfolio.

(3)
For the year ended December 31, 2017, includes $55 million of net non-cash charges related to the right to terminate certain triple-net leases and management agreements in conjunction with the 2017 Brookdale Transactions. For the year ended December 31, 2016, primarily relates to the Spin-Off. For the year ended December 31, 2015, primarily related to acquisition and pursuit costs. For the year ended December 31, 2014, includes a net benefit from the 2014 Brookdale transaction, partially offset by acquisition and pursuit costs.

(4)
For the year ended December 31, 2018, primarily relates to the impairment of an undeveloped life science land parcel classified as held for sale. For the year ended December 31, 2017, relates to $144 million of impairments on our Tandem Mezzanine Loan, net of a $51 million impairment recovery upon the sale of our Four Seasons Notes. For the year ended December 31, 2015, include impairment charges of: (i) $1.3 billion related to our HCRMC DFL investments, (ii) $112 million related to our Four Seasons Notes and (iii) $46 million related to our equity investment in HCRMC, partially offset by an impairment recovery of $6 million related to a loan payoff. For the year ended December 31, 2014, relates to our equity investment in HCRMC.

(5)
For the year ended December 31, 2018, primarily relates to the departure of our former Executive Chairman and corporate restructuring activities. For the year ended December 31, 2017, primarily relates to the departure of our former Chief Accounting Officer. For the year ended December 31, 2016, primarily relates to the departure of our former President and Chief Executive Officer. For the year ended December 31, 2015, relates to the departure of our former Chief Investment Officer.

(6)
For the year ended December 31, 2018, represents the premium associated with the prepayment of $750 million of senior unsecured notes. For the year ended December 31, 2017, represents the premium associated with the prepayment of $500 million of senior unsecured notes. For the year ended December 31, 2016, represents penalties of $46 million from the prepayment of $1.1 billion of senior unsecured notes and $108 million of mortgage debt using proceeds from the Spin-Off.

(7)
For the year ended December 31, 2017, relates to costs from securities class action litigation and a legal settlement. For the year ended December 31, 2016, primarily relates to costs from securities class action litigation. See Note 11 in the Consolidated Financial Statements for additional information.

(8)	Represents the remeasurement of deferred tax assets and liabilities as a result of the Tax Cuts and Jobs Act that was signed into legislation on December 22, 2017.

(9)
Excludes amounts related to the acceleration of deferred compensation for restricted stock units and/or stock options that vested upon the departure of certain former individuals, which have already been excluded from FFO as adjusted in severance and related charges. For the year ended December 31, 2018, excludes $2 million upon the departure of our former Executive Chairman. For the year ended December 31, 2017, excludes $0.7 million related to the departure of our former Chief Accounting Officer. For the year ended December 31, 2016, excludes $7 million related to the departure of our former President and Chief Executive Officer. For the year ended December 31, 2015, excludes $3 million related to the departure of our former Chief Investment Officer.

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
We make judgments about which entities are VIEs based on an assessment of whether: (i) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support, (ii) substantially all of an entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights, or (iii) the equity investors as a group lack any of the following: (a) the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of an entity, or (c) the right to receive the expected residual returns of an entity. Criterion (iii) above is generally applied to limited partnerships and similarly structured entities by assessing whether a simple majority of the limited partners hold substantive rights to participate in the significant decisions of the entity or have the ability to remove the decision maker or liquidate the entity without cause. If neither of those criteria are met, the entity is a VIE.
We also make judgments with respect to our level of influence or control over an entity and whether we are (or are not) the primary beneficiary of a VIE. Consideration of various factors includes, but is not limited to:

•	which activities most significantly impact the entity’s economic performance, and our ability to direct those activities;

•	our form of ownership interest;

•	our representation on the entity’s governing body;

•	the size and seniority of our investment;

•	our ability to manage our ownership interest relative to other interest holders; and

•	our ability and the rights of other investors to participate in policy making decisions, replace the manager and/or liquidate the entity, if applicable.
Our ability to correctly assess our influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements. When we perform a reassessment of the primary beneficiary at a date other than at inception of the VIE, our assumptions may be different and may result in the identification of a different primary beneficiary.
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

Revenue Recognition

Lease Classification
At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. For leases entered into prior to January 1, 2019, a lease arrangement is classified as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee prior to or shortly after the end of the lease term, (ii) the lessee has a bargain purchase option during or at the end of the lease term, (iii) the lease term is equal to 75% or more of the underlying property’s economic life, or (iv) the present value of future minimum lease payments (excluding executory costs) is equal to 90% or more of the estimated fair value of the leased asset. If one of the four criteria is met and the minimum lease payments are determined to be reasonably predictable and collectible, the lease arrangement is generally accounted for as a DFL.
Concurrent with our adoption of Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”) on January 1, 2019, we will begin classifying a lease entered into subsequent to adoption as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee by the end of the lease term, (ii) lessee has a purchase option during or at the end of the lease term that it is reasonably certain to exercise, (iii) the lease term is for the major part of the remaining economic life of the underlying asset, (iv) the present value of future minimum lease payments is equal to substantially all of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to us at the end of the lease term.
If the assumptions utilized in the above classification assessments were different, our lease classification for accounting purposes may have been different; thus the timing and amount of our revenue recognized would have been impacted, which may be material to our consolidated financial statements.
Rental and Related Revenues
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
Income from Direct Financing Leases
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
Interest Income
Loans receivable are classified as held-for-investment based on management’s intent and ability to hold the loans for the foreseeable future or to maturity. We recognize interest income on loans, including the amortization of discounts and premiums, using the interest method (applied on a loan-by-loan basis) when collectibility of the future payments is reasonably assured. Premiums, discounts and related costs are recognized as yield adjustments over the term of the related loans. If management determines that certain loans should no longer be classified as held-for-investment, the timing and amount of our interest income recognized would be impacted.

Allowance for Doubtful Accounts

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
Loans receivable and DFLs (collectively, “Finance Receivables”), are reviewed and assigned an internal rating of Performing, Watch List or Workout. Finance Receivables that are deemed Performing meet all present contractual obligations, and collection and timing of all amounts owed is reasonably assured. Watch List Finance Receivables are defined as Finance Receivables that do not meet the definition of Performing or Workout. Workout Finance Receivables are defined as Finance Receivables in which we have determined, based on current information and events, that: (i) it is probable we will be unable to collect all amounts due according to the contractual terms of the agreement, (ii) the tenant, operator, or borrower is delinquent on making payments under the contractual terms of the agreement, and (iii) we have commenced action or anticipate pursuing action in the near term to seek recovery of our investment.
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
Real Estate

We make estimates as part of our process for allocating a purchase price to the various identifiable assets of an acquisition based upon the relative fair value of each asset. The most significant components of our allocations are typically buildings as-if-vacant, land and in-place leases. In the case of allocating fair value to buildings and intangibles, our fair value estimates will affect the amount of depreciation and amortization we record over the estimated useful life of each asset acquired. In the case of allocating fair value to in-place leases, we make our best estimates based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. Our assumptions affect the amount of future revenue and/or depreciation and amortization expense that we will recognize over the remaining useful life for the acquired in-place leases.
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
Impairment of Long-Lived Assets

We assess the carrying value of our real estate assets and related intangibles (“real estate assets”) when events or changes in circumstances indicate that the carrying value may not be recoverable, but at least annually. Recoverability of real estate assets is measured by comparing the carrying amount of the real estate assets to the respective estimated future undiscounted cash flows. The expected future undiscounted cash flows reflect external market factors and are probability-weighted to reflect multiple possible cash-flow scenarios, including selling the assets at various points in the future. Additionally, the estimated future undiscounted cash flows are calculated utilizing the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. In order to review our real estate assets for recoverability, we make assumptions regarding external market conditions, as well as our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the real estate assets is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the real estate asset.
The determination of the fair value of real estate assets involves significant judgment. This judgment is based on our analysis and estimates of fair value of real estate assets, future operating results and resulting cash flows, and the period over which we will hold each real estate asset. Our ability to accurately predict future operating results and resulting cash flows, and estimate fair values, impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our consolidated financial statements.
Investments in Unconsolidated Joint Ventures

The initial carrying value of investments in unconsolidated joint ventures is based on the amount paid to purchase the joint venture interest or the carrying value of the assets prior to the sale or contribution of the interests to the joint venture. We evaluate our equity method investments for impairment by first reviewing for indicators of impairment based upon the performance of the underlying real estate assets held by the joint venture. If an equity-method investment shows indicators of impairment, we compare the fair value of the investment to the carrying value. If we determine there is a decline in the fair value of our investment in an unconsolidated joint venture below its carrying value and it is other-than-temporary, an impairment charge is recorded. The determination of the fair value of investments in unconsolidated joint ventures and as to whether a deficiency in fair value is other-than-temporary involves significant judgment. Our estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows, discounted at market rates, general economic conditions and trends, severity and duration of a fair value deficiency, and other relevant factors. Capitalization rates, discount rates, and credit spreads utilized in our valuation models are based upon rates that we believe to be within a reasonable range of current market rates for the respective investments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our consolidated financial statements.
Income Taxes

As part of the process of preparing our consolidated financial statements, significant management judgment is required to evaluate our compliance with REIT requirements. Our determinations are based on interpretation of tax laws and our conclusions may have an impact on the income tax expense recognized. Adjustments to income tax expense may be required as a result of: (i) audits conducted by federal, state and local tax authorities, (ii) our ability to qualify as a REIT, (iii) the potential for built-in gain recognition, and (iv) changes in tax laws. Adjustments required in any given period are included within the income tax provision.
Recent Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for the impact of new accounting standards.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates and foreign currency exchange rates, specifically GBP. We use derivative and other financial instruments in the normal course of business to mitigate interest rate and foreign currency risk. We do not use derivative financial instruments for speculative or trading purposes. Derivatives are recorded on the consolidated balance sheets at fair value (see Note 22 to the Consolidated Financial Statements).
To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves of the hedging portfolio in order to determine the change in fair value. Assuming a one percentage point change in the underlying interest rate curve, the estimated change in fair value of each of the underlying hedging instruments would not exceed $1 million.
Interest Rate Risk

At December 31, 2018, we are exposed to market risks related to fluctuations in interest rates primarily on variable rate debt. As of December 31, 2018, $43 million of our variable-rate debt was hedged by interest rate swap transactions. The interest rate swaps are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable-rate debt to fixed interest rates.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2018, a one percentage point increase or decrease in interest rates would change the fair value of our fixed rate debt by approximately $252 million and $272 million, respectively, and would not materially impact earnings or cash flows. Additionally, a one percentage point increase or decrease in interest rates would change the fair value of our fixed rate debt investments by approximately $3 million and less than $1 million, respectively, and would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point change in the interest rate related to our variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance as of December 31, 2018, our annual interest expense and interest income would change by approximately $1 million and $1 million, respectively.
Foreign Currency Exchange Rate Risk

At December 31, 2018, our exposure to foreign currencies primarily relates to U.K. investments in leased real estate, loans receivable and related GBP denominated cash flows. Our foreign currency exposure is partially mitigated through the use of GBP-denominated borrowings. Based solely on our operating results for the year ended December 31, 2018, including the impact of existing hedging arrangements, if the value of the GBP relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the year ended December 31, 2018, the increase or decrease to our cash flows would not be material.
Market Risk

We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At December 31, 2018, both the fair value and carrying value of marketable debt securities were $19 million.

ITEM 8.	Financial Statements and Supplementary Data
HCP, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of HCP, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HCP, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Changes in Accounting Principles
As discussed in Note 2, Summary of Significant Accounting Policies—Recent Accounting Pronouncements, to the financial statements, the Company has changed its method of derecognizing real estate from partial sales effective January 1, 2018 due to the adoption of Accounting Standards Update (“ASU”) No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets on a modified retrospective basis. Further, as discussed in Note 2, Summary of Significant Accounting Policies—Recent Accounting Pronouncements, to the financial statements, the Company changed its method of accounting for real estate acquisitions effective January 1, 2017 due to the adoption of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business on a prospective basis.
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
February 14, 2019
We have served as the Company's auditor since 2010.

HCP, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2018	2017
ASSETS
Real estate:
Buildings and improvements	$10,877,248	$11,239,732
Development costs and construction in progress	537,643	447,976
Land	1,637,506	1,785,865
Accumulated depreciation and amortization	(2,842,947)	(2,741,695)
Net real estate	10,209,450	10,731,878
Net investment in direct financing leases	713,818	714,352
Loans receivable, net	62,998	313,326
Investments in and advances to unconsolidated joint ventures	540,088	800,840
Accounts receivable, net of allowance of $5,127 and $4,425, respectively	48,171	40,733
Cash and cash equivalents	110,790	55,306
Restricted cash	29,056	26,897
Intangible assets, net	305,079	410,082
Assets held for sale, net	108,086	417,014
Other assets, net	591,017	578,033
Total assets	$12,718,553	$14,088,461
LIABILITIES AND EQUITY
Bank line of credit	$80,103	$1,017,076
Term loan	—	228,288
Senior unsecured notes	5,258,550	6,396,451
Mortgage debt	138,470	144,486
Other debt	90,785	94,165
Intangible liabilities, net	54,663	52,579
Liabilities of assets held for sale, net	1,125	14,031
Accounts payable and accrued liabilities	391,583	401,738
Deferred revenue	190,683	144,709
Total liabilities	6,205,962	8,493,523
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 477,496,499 and 469,435,678 shares issued and outstanding, respectively	477,496	469,436
Additional paid-in capital	8,398,847	8,226,113
Cumulative dividends in excess of earnings	(2,927,196)	(3,370,520)
Accumulated other comprehensive income (loss)	(4,708)	(24,024)
Total stockholders' equity	5,944,439	5,301,005
Joint venture partners	391,401	117,045
Non-managing member unitholders	176,751	176,888
Total noncontrolling interests	568,152	293,933
Total equity	6,512,591	5,594,938
Total liabilities and equity	$12,718,553	$14,088,461

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental and related revenues	$1,237,236	$1,213,649	$1,294,071
Resident fees and services	544,773	524,275	686,835
Income from direct financing leases	54,274	54,217	59,580
Interest income	10,406	56,237	88,808
Total revenues	1,846,689	1,848,378	2,129,294
Costs and expenses:
Interest expense	266,343	307,716	464,403
Depreciation and amortization	549,499	534,726	568,108
Operating	705,038	666,251	738,399
General and administrative	96,702	88,772	103,611
Transaction costs	10,772	7,963	9,821
Impairments (recoveries), net	55,260	166,384	—
Total costs and expenses	1,683,614	1,771,812	1,884,342
Other income (expense):
Gain (loss) on sales of real estate, net	925,985	356,641	164,698
Loss on debt extinguishments	(44,162)	(54,227)	(46,020)
Other income (expense), net	13,316	31,420	3,654
Total other income (expense), net	895,139	333,834	122,332
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	1,058,214	410,400	367,284
Income tax benefit (expense)	17,854	1,333	(4,473)
Equity income (loss) from unconsolidated joint ventures	(2,594)	10,901	11,360
Income (loss) from continuing operations	1,073,474	422,634	374,171
Discontinued operations:
Income before transaction costs and income taxes	—	—	400,701
Transaction costs	—	—	(86,765)
Income tax benefit (expense)	—	—	(48,181)
Total discontinued operations	—	—	265,755
Net income (loss)	1,073,474	422,634	639,926
Noncontrolling interests' share in earnings	(12,381)	(8,465)	(12,179)
Net income (loss) attributable to HCP, Inc.	1,061,093	414,169	627,747
Participating securities' share in earnings	(2,669)	(1,156)	(1,198)
Net income (loss) applicable to common shares	$1,058,424	$413,013	$626,549
Basic earnings per common share:
Continuing operations	$2.25	$0.88	$0.77
Discontinued operations	—	—	0.57
Net income (loss) applicable to common shares	$2.25	$0.88	$1.34
Diluted earnings per common share:
Continuing operations	$2.24	$0.88	$0.77
Discontinued operations	—	—	0.57
Net income (loss) applicable to common shares	$2.24	$0.88	$1.34
Weighted average shares outstanding:
Basic	470,551	468,759	467,195
Diluted	475,387	468,935	467,403

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$1,073,474	$422,634	$639,926
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	6,025	(11,107)	3,233
Reclassification adjustment realized in net income (loss)	18,088	799	707
Change in Supplemental Executive Retirement Plan obligation and other	561	64	220
Foreign currency translation adjustment	(5,358)	15,862	(3,332)
Total other comprehensive income (loss)	19,316	5,618	828
Total comprehensive income (loss)	1,092,790	428,252	640,754
Total comprehensive income (loss) attributable to noncontrolling interests	(12,381)	(8,465)	(12,179)
Total comprehensive income (loss) attributable to HCP, Inc.	$1,080,409	$419,787	$628,575
See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
January 1, 2016	465,488	$465,488	$11,647,039	$(2,738,414)	$(30,470)	$9,343,643	$402,674	$9,746,317
Net income (loss)	—	—	—	627,747	—	627,747	12,179	639,926
Other comprehensive income (loss)	—	—	—	—	828	828	—	828
Issuance of common stock, net	2,552	2,552	61,625	—	—	64,177	—	64,177
Conversion of DownREIT units to common stock	145	145	5,948	—	—	6,093	(6,093)	—
Repurchase of common stock	(237)	(237)	(8,448)	—	—	(8,685)	—	(8,685)
Exercise of stock options	133	133	3,340	—	—	3,473	—	3,473
Amortization of deferred compensation	—	—	22,884	—	—	22,884	—	22,884
Common dividends ($2.095 per share)	—	—	—	(979,542)	—	(979,542)	—	(979,542)
Distribution of QCP, Inc.	—	—	(3,532,763)	—	—	(3,532,763)	—	(3,532,763)
Distributions to noncontrolling interests	—	—	(36)	—	—	(36)	(26,311)	(26,347)
Issuances of noncontrolling interests	—	—	—	—	—	—	11,834	11,834
Deconsolidation of noncontrolling interests	—	—	(36)	475	—	439	67	506
Purchase of noncontrolling interests	—	—	(663)	—	—	(663)	(637)	(1,300)
December 31, 2016	468,081	$468,081	$8,198,890	$(3,089,734)	$(29,642)	$5,547,595	$393,713	$5,941,308
Net income (loss)	—	—	—	414,169	—	414,169	8,465	422,634
Other comprehensive income (loss)	—	—	—	—	5,618	5,618	—	5,618
Issuance of common stock, net	1,402	1,402	25,951	—	—	27,353	—	27,353
Conversion of DownREIT units to common stock	78	78	2,411	—	—	2,489	(2,489)	—
Repurchase of common stock	(157)	(157)	(4,628)	—	—	(4,785)	—	(4,785)
Exercise of stock options	32	32	736	—	—	768	—	768
Amortization of deferred compensation	—	—	14,258	—	—	14,258	—	14,258
Common dividends ($1.480 per share)	—	—	—	(694,955)	—	(694,955)	—	(694,955)
Distributions to noncontrolling interests	—	—	—	—	—	—	(26,129)	(26,129)
Issuances of noncontrolling interests	—	—	—	—	—	—	1,615	1,615
Deconsolidation of noncontrolling interests	—	—	—	—	—	—	(58,062)	(58,062)
Purchase of noncontrolling interests	—	—	(11,505)	—	—	(11,505)	(23,180)	(34,685)
December 31, 2017	469,436	$469,436	$8,226,113	$(3,370,520)	$(24,024)	$5,301,005	$293,933	$5,594,938
Impact of adoption of ASU No. 2017-05(1)	—	—	—	79,144	—	79,144	—	79,144
January 1, 2018	469,436	$469,436	$8,226,113	$(3,291,376)	$(24,024)	$5,380,149	$293,933	$5,674,082
Net income (loss)	—	—	—	1,061,093	—	1,061,093	12,381	1,073,474
Other comprehensive income (loss)	—	—	—	—	19,316	19,316	—	19,316
Issuance of common stock, net	8,078	8,078	207,101	—	—	215,179	—	215,179
Conversion of DownREIT units to common stock	3	3	133	—	—	136	(136)	—
Repurchase of common stock	(141)	(141)	(3,291)	—	—	(3,432)	—	(3,432)
Exercise of stock options	120	120	2,357	—	—	2,477	—	2,477
Amortization of deferred compensation	—	—	16,563	—	—	16,563	—	16,563
Common dividends ($1.480 per share)	—	—	—	(696,913)	—	(696,913)	—	(696,913)
Distributions to noncontrolling interests	—	—	—	—	—	—	(18,415)	(18,415)
Issuances of noncontrolling interests	—	—	—	—	—	—	299,666	299,666
Purchase of noncontrolling interests	—	—	(50,129)	—	—	(50,129)	(19,277)	(69,406)
December 31, 2018	477,496	$477,496	$8,398,847	$(2,927,196)	$(4,708)	$5,944,439	$568,152	$6,512,591
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

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$1,073,474	$422,634	$639,926
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles
Continuing operations	549,499	534,726	568,108
Discontinued operations	—	—	4,890
Amortization of deferred compensation	16,563	14,258	22,884
Amortization of deferred financing costs	12,612	14,569	20,014
Straight-line rents	(23,138)	(23,933)	(18,003)
Equity loss (income) from unconsolidated joint ventures	2,594	(10,901)	(11,360)
Distributions of earnings from unconsolidated joint ventures	22,467	44,142	26,492
Lease and management fee termination loss (income), net	—	54,641	—
Deferred income tax expense (benefit)	(18,525)	(5,523)	47,195
Impairments (recoveries), net	55,260	166,384	—
Loss on extinguishment of debt	44,162	54,227	46,020
Loss (gain) on sales of real estate, net	(925,985)	(356,641)	(164,698)
Loss (gain) on consolidation, net	(9,154)	—	—
Casualty-related loss (recoveries), net	—	12,053	—
Loss (gain) on sale of marketable securities	—	(50,895)	—
Other non-cash items	2,569	(2,735)	(2,369)
Decrease (increase) in accounts receivable and other assets, net	5,686	(24,782)	(6,992)
Increase (decrease) in accounts payable and accrued liabilities	40,625	4,817	42,024
Net cash provided by (used in) operating activities	848,709	847,041	1,214,131
Cash flows from investing activities:
Acquisitions of other real estate	(426,080)	(560,753)	(467,162)
Development and redevelopment of real estate	(503,643)	(373,479)	(421,322)
Leasing costs, tenant improvements, and recurring capital expenditures	(106,193)	(115,260)	(91,442)
Proceeds from sales of real estate, net	2,044,477	1,314,325	647,754
Contributions to unconsolidated joint ventures	(12,203)	(46,334)	(10,186)
Distributions in excess of earnings from unconsolidated joint ventures	26,472	37,023	28,366
Proceeds from the RIDEA II transaction, net	335,709	462,242	—
Proceeds from the U.K. JV transaction, net	393,997	—	—
Proceeds from sales/principal repayments on debt investments and direct financing leases	148,024	558,769	231,990
Investments in loans receivable, direct financing leases and other	(71,281)	(30,276)	(273,693)
Purchase of securities for debt defeasance	—	—	(73,278)
Net cash provided by (used in) investing activities	1,829,279	1,246,257	(428,973)
Cash flows from financing activities:
Borrowings under bank line of credit, net	1,823,000	1,244,189	1,108,417
Repayments under bank line of credit	(2,755,668)	(1,150,596)	(540,000)
Proceeds related to QCP Spin-Off, net	—	—	1,685,172
Issuance and borrowings of debt, excluding bank line of credit	223,587	5,395	—
Repayments and repurchase of debt, excluding bank line of credit	(1,604,026)	(1,468,446)	(2,316,774)
Payments for debt extinguishment and deferred financing costs	(41,552)	(51,415)	(54,856)
Issuance of common stock and exercise of options	217,656	28,121	67,650
Repurchase of common stock	(3,432)	(4,785)	(8,685)
Dividends paid on common stock	(696,913)	(694,955)	(979,542)
Issuance of noncontrolling interests	299,666	1,615	11,834
Distributions to and purchase of noncontrolling interests	(82,854)	(57,584)	(27,481)
Net cash provided by (used in) financing activities	(2,620,536)	(2,148,461)	(1,054,265)
Effect of foreign exchanges on cash, cash equivalents and restricted cash	191	376	(1,019)
Net increase (decrease) in cash, cash equivalents and restricted cash	57,643	(54,787)	(270,126)
Cash, cash equivalents and restricted cash, beginning of year	82,203	136,990	407,116
Cash, cash equivalents and restricted cash, end of year	$139,846	$82,203	$136,990
See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Business

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
The Company is required to continually evaluate its variable interest entity (“VIE”) relationships and consolidate these entities when it is determined to be the primary beneficiary of their operations. A VIE is broadly defined as an entity where either: (i) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support, (ii) substantially all of an entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights, or (iii) the equity investors as a group lack any of the following: (a) the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of an entity, or (c) the right to receive the expected residual returns of an entity. Criterion (iii) above is generally applied to limited partnerships and similarly structured entities by assessing whether a simple majority of the limited partners hold substantive rights to participate in the significant decisions of the entity or have the ability to remove the decision maker or liquidate the entity without cause. If neither of those criteria are met, the entity is a VIE.
The designation of an entity as a VIE should be reassessed upon certain events, including, but not limited to: (i) a change to the terms or in the ability of a party to exercise its participation of kick-out rights, (ii) a change to the capitalization structure of the entity, or (iii) acquisitions or sales of interests that constitute a change in control.
A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but is not limited to, its form of ownership interest, its representation on the VIE’s governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions, its ability to manage its ownership interest relative to the other interest holders, and its ability to replace the VIE manager and/or liquidate the entity.
For its investments in joint ventures that are not considered to be VIEs, the Company evaluates the type of ownership rights held by the limited partner(s) that may preclude consolidation by the majority interest holder. The assessment of limited partners’ rights and their impact on the control of a joint venture should be made at inception of the joint venture and continually reassessed.

Revenue Recognition
Lease Classification
At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. For leases entered into prior to January 1, 2019, a lease arrangement is classified as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee prior to or shortly after the end of the lease term, (ii) lessee has a bargain purchase option during or at the end of the lease term, (iii) the lease term is equal to 75% or more of the underlying property’s economic life, or (iv) the present value of future minimum lease payments (excluding executory costs) is equal to 90% or more of the excess fair value (over retained tax credits) of the leased property. If one of the four criteria is met and the minimum lease payments are determined to be reasonably predictable and collectible, the lease arrangement is generally accounted for as a direct financing lease (“DFL”).
Concurrent with the Company's adoption of Accounting Standards Update ("ASU") No. 2016-02, Leases (“ASU 2016-02”) on January 1, 2019, the Company will begin classifying a lease entered into subsequent to adoption as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee by the end of the lease term, (ii) lessee has a purchase option during or at the end of the lease term that it is reasonably certain to exercise, (iii) the lease term is for the major part of the remaining economic life of the underlying asset, (iv) the present value of future minimum lease payments is equal to substantially all of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term.
Rental and Related Revenues
The Company commences recognition of rental revenue for operating lease arrangements when the tenant has taken possession or controls the physical use of a leased asset. The tenant is not considered to have taken physical possession or have control of the leased asset until the Company-owned tenant improvements are substantially complete. If a lease arrangement provides for tenant improvements, the Company determines whether the tenant improvements are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, any tenant improvements funded by the tenant are treated as lease payments which are deferred and amortized into income over the lease term. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Ownership of tenant improvements is determined based on various factors including, but not limited to, the following criteria:

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
Certain leases provide for additional rents that are contingent upon a percentage of the facility’s revenue in excess of specified base amounts or other thresholds. Such revenue is recognized when actual results reported by the tenant or estimates of tenant results, exceed the base amount or other thresholds, and only after any contingency has been removed (when the related thresholds are achieved). This may result in the recognition of rental revenue in periods subsequent to when such payments are received.
Tenant recoveries subject to operating leases generally relate to the reimbursement of real estate taxes, insurance and repairs and maintenance expense. These expenses are recognized as revenue in the period they are incurred. The reimbursements of these expenses are recognized in rental and related revenues, as the Company is generally the primary obligor and, with respect to purchasing goods and services from third party suppliers, has discretion in selecting the supplier and bears the associated credit risk.
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

Resident Fees and Services
Resident fee revenue is recorded when services are rendered and includes resident room and care charges, community fees and other resident charges. Residency agreements are generally for a term of 30 days to one year, with resident fees billed monthly, in advance. Revenue for certain care related services is recognized as services are provided and is billed monthly in arrears.
Income from Direct Financing Leases
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
Interest Income
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
Gain (loss) on sales of real estate, net
The Company recognizes a gain (loss) on sale of real estate when the criteria for an asset to be derecognized are met, which include when: (i) a contract exists, (ii) the buyer obtains control of the asset, and (iii) it is probable that the Company will receive substantially all of the consideration to which it is entitled. These criteria are generally satisfied at the time of sale.
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
Real Estate
The Company’s real estate acquisitions are generally classified as asset acquisitions for which the Company records identifiable assets acquired, liabilities assumed and any associated noncontrolling interests at cost on a relative fair value basis. In addition, for such asset acquisitions, no goodwill is recognized, third party transaction costs are capitalized and any associated contingent consideration is generally recorded when the contingency is resolved.
The Company assesses fair value based on available market information, such as capitalization and discount rates, comparable sale transactions and relevant per square foot or unit cost information. A real estate asset’s fair value may be determined utilizing cash flow projections that incorporate such market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, as well as market and economic conditions. The fair value of tangible assets of an acquired property is based on the value of the property as if it is vacant.
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
Concurrent with the Company's adoption of ASU 2016-02 on January 1, 2019, the Company elected to recognize expense associated with short-term leases (those with a noncancellable lease term of 12 months or less) under which the Company is the lessee on a straight-line basis and not recognize those leases on its consolidated balance sheets.

For leases other than short-term operating leases under which the Company is the lessee, such as ground leases and corporate office leases, the Company recognizes a right-of-use asset and related lease liability on its consolidated balance sheet at inception of the lease. The lease liability is calculated as the sum of: (i) the present value of minimum lease payments at lease commencement (discounted using the Company's secured incremental borrowing rate) and (ii) the present value of amounts probable of being paid under any residual value guarantees. The right-of-use asset is calculated as the lease liability, adjusted for the following: (i) any lease payments made to the lessor at or before the commencement date, minus any lease incentives received and (ii) any initial direct costs incurred by the Company.
Impairment of Long-Lived Assets and Goodwill
The Company assesses the carrying value of real estate assets and related intangibles (“real estate assets”) when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company tests its real estate assets for impairment by comparing the sum of the expected future undiscounted cash flows to the carrying value of the real estate assets. The expected future undiscounted cash flows reflect external market factors and are probability-weighted to reflect multiple possible cash-flow scenarios, including selling the assets at various points in the future. Further, the analysis considers the impact, if any, of master lease agreements on cash flows, which are calculated utilizing the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If the carrying value exceeds the expected future undiscounted cash flows, an impairment loss will be recognized to the extent that the carrying value of the real estate assets exceeds their fair value. If an asset is classified as held for sale, it is reported at the lower of its carrying value or fair value less costs to sell and no longer depreciated.
When testing goodwill for impairment, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company recognizes an impairment loss for the amount by which the carrying value, including goodwill, exceeds the reporting unit’s fair value.
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
The initial carrying value of investments in unconsolidated joint ventures is based on the amount paid to purchase the joint venture interest, the fair value of assets contributed to the joint venture, or the fair value of the assets prior to the sale of interests in the joint venture. To the extent that the Company’s cost basis is different from the basis reflected at the joint venture level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in the Company’s share of equity in earnings of the joint venture. The Company evaluates its equity method investments for impairment based upon a comparison of the fair value of the equity method investment to its carrying value. When the Company determines a decline in the fair value of an investment in an unconsolidated joint venture below its carrying value is other-than-temporary, an impairment is recorded. The Company recognizes gains on the sale of interests in joint ventures to the extent the economic substance of the transaction is a sale.
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
The Company did not record any impairments of its investments in unconsolidated joint ventures in the statements of operations for the years ended December 31, 2018, 2017 or 2016.

Share-Based Compensation
Compensation expense for share-based awards granted to employees with graded vesting schedules is generally recognized on a straight-line basis over the vesting period. Forfeitures of share-based awards are recognized as they occur.
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
Using certain of its British pound sterling (“GBP”) denominated debt, the Company applies net investment hedge accounting to hedge the foreign currency exposure from its net investment in GBP-functional unconsolidated subsidiaries. The variability of the GBP-denominated debt due to changes in the GBP to U.S. dollar (“USD”) exchange rate (“remeasurement value”) is recognized as part of the cumulative translation adjustment component of accumulated other comprehensive income (loss).
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
Income Taxes
HCP, Inc. has elected REIT status and believes it has always operated so as to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, HCP, Inc. will generally not be subject to U.S. federal income tax, provided that it continues to qualify as a REIT and makes distributions to stockholders equal to or in excess of its taxable income. In addition, the Company has formed several consolidated subsidiaries that have elected REIT status. HCP, Inc. and its consolidated REIT subsidiaries are each subject to the REIT qualification requirements under the Code. If any REIT fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates and may be ineligible to qualify as a REIT for four subsequent tax years.
HCP, Inc. and its consolidated REIT subsidiaries are subject to state, local and foreign income taxes in some jurisdictions, and in certain circumstances each REIT may also be subject to federal excise taxes on undistributed income. In addition, certain activities that the Company undertakes may be conducted by entities which have elected to be treated as taxable REIT subsidiaries (“TRSs”). TRSs are subject to federal, state and local income taxes. The Company recognizes tax penalties relating to unrecognized tax benefits as additional income tax expense. Interest relating to unrecognized tax benefits is recognized as interest expense.
Capital Raising Issuance Costs
Costs incurred in connection with the issuance of common shares are recorded as a reduction of additional paid-in capital. Debt issuance costs related to debt instruments excluding line of credit arrangements are deferred, recorded as a reduction of the related debt liability, and amortized to interest expense over the remaining term of the related debt liability utilizing the effective interest method. Debt issuance costs related to line of credit arrangements are deferred, included in other assets, and amortized to interest expense on a straight-line basis over the remaining term of the related line of credit arrangement.
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
Noncontrolling Interests
Arrangements with noncontrolling interest holders are assessed for appropriate balance sheet classification based on the redemption and other rights held by the noncontrolling interest holder. Net income (loss) attributable to a noncontrolling interest is included in net income (loss) on the consolidated statements of operations and, upon a gain or loss of control, the interest purchased or sold, and any interest retained, is recorded at fair value with any gain or loss recognized in earnings. The Company accounts for purchases or sales of equity interests that do not result in a change in control as equity transactions.
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
Foreign Currency Translation and Transactions
Assets and liabilities denominated in foreign currencies that are translated into U.S. dollars use exchange rates in effect at the end of the period, and revenues and expenses denominated in foreign currencies that are translated into U.S. dollars use average rates of exchange in effect during the related period. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss), a component of stockholders’ equity on the consolidated balance sheets. Gains or losses resulting from foreign currency transactions are translated into U.S. dollars at the rates of exchange prevailing at the dates of the transactions. The effects of transaction gains or losses are included in other income (expense), net in the consolidated statements of operations.
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

Earnings per Share
Basic earnings per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of shares of common stock outstanding during the period. The Company accounts for unvested share-based payment awards that contain non-forfeitable dividend rights or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share pursuant to the two-class method. Diluted earnings per common share is calculated by including the effect of dilutive securities.
Recent Accounting Pronouncements
Adopted
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
As the primary source of revenue for the Company is generated through leasing arrangements, for which timing and recognition of revenue will be the same whether accounted for under the Revenue ASUs or lease accounting guidance (see discussion below), the impact of the Revenue ASUs, upon and subsequent to adoption, is generally limited to the following:

•
Prior to the adoption of the Revenue ASUs, the Company recognized a gain on sale of real estate using the full accrual method when collectibility of the sales price was reasonably assured, the Company was not obligated to perform additional activities that may be considered significant, the initial investment from the buyer was sufficient and other profit recognition criteria had been satisfied. The Company deferred all or a portion of a gain on sale of real estate if the requirements for gain recognition were not met at the time of sale. Subsequent to adopting the Revenue ASUs on January 1, 2018, the Company began recognizing a gain on sale of real estate upon transferring control of the asset to the purchaser, which is generally satisfied at the time of sale. In conjunction with its adoption of the Revenue ASUs, the Company reassessed its historical partial sale of real estate transactions to determine which transactions, if any, were not completed contracts (i.e., the transaction did not qualify for sale treatment under previous guidance). The Company concluded that it had one such material transaction, its partial sale of RIDEA II in the first quarter of 2017 (which was not a completed sale under historical guidance as of the Company's adoption date due to a minor obligation related to the interest sold). In accordance with the Revenue ASUs, the Company recorded its retained 40% equity investment at fair value as of the sale date. As a result, the Company recorded an adjustment to equity as of January 1, 2018 (under the modified retrospective transition approach) representing a step-up in the fair value of its equity investment in RIDEA II of $107 million (to a carrying value of $121 million as of January 1, 2018) and a $30 million impairment charge to decrease the carrying value to the sales price of the investment (see Note 5). The Company completed the sale of its equity investment in June 2018 and no longer holds an economic interest in RIDEA II.

•	The Company generally expects that the new guidance will result in certain transactions qualifying as sales of real estate at an earlier date than under historical accounting guidance.

•
The Company, along with its joint venture partners and independent SHOP operators, provide certain ancillary services to SHOP residents that are not contemplated in the lease with each resident (i.e., guest meals, concierge services, pharmacy services, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Included within resident fees and services for the years ended December 31, 2018, 2017 and 2016 is $40 million, $38 million and $51 million, respectively, of ancillary service revenue.

Additionally, during the year ended December 31, 2018, the Company adopted the following ASUs:

•
ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) and ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (“ASU 2018-03”). The core principle of the amendments in ASU 2016-01 and ASU 2018-03 involves the measurement of equity investments (except those accounted for under the equity method of accounting or those that result in consolidation) at fair value and the recognition of changes in fair value of those investments during each reporting period in net income (loss). As a result, ASU 2016-01 and ASU 2018-03 eliminate the cost method of accounting for equity securities that do not have readily determinable fair values. Pursuant to the new guidance, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The adoption of ASU 2016-01 and 2018-03 did not have a material impact to the Company's consolidated financial position, results of operations, cash flows, or disclosures.

•
ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The amendments in ASU 2016-16 require an entity to recognize the income tax consequences of intra-entity transfers of assets, other than inventory, at the time that the transfer occurs. Historical guidance does not require recognition of tax consequences until the asset is eventually sold to a third party. The adoption of ASU 2016-16 did not have a material impact to the Company's consolidated financial position, results of operations, cash flows, or disclosures.

On January 1, 2017 the Company adopted ASU No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”) which narrows the FASB’s definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset, or a group of assets, or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. If this initial test is not met, a set cannot be considered a business unless it includes an acquired input and a substantive process that together significantly contribute to the ability to create outputs. In addition, ASU 2017-01 clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. As a result of prospectively adopting ASU 2017-01, the majority of the Company’s real estate acquisitions subsequent to January 1, 2017 are classified as asset acquisitions for which the Company records identifiable assets acquired, liabilities assumed and any associated noncontrolling interests at cost on a relative fair value basis. In addition, for such asset acquisitions, no goodwill is recognized, third party transaction costs are capitalized and any associated contingent consideration is recorded when the contingency is resolved.
Not Yet Adopted
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 (codified under Accounting Standards Codification (“ASC”) 842) amends the current accounting for leases to: (i) require lessees to put most leases on their balance sheets (not required for short-term leases with lease terms of 12 months or less), but continue recognizing expenses on their income statements in a manner similar to requirements under prior accounting guidance, (ii) eliminate real estate specific lease provisions, and (iii) modify the classification criteria and accounting for sales-type leases for lessors. Additionally, ASU 2016-02 provides a practical expedient, which the Company elected, that allows an entity to not reassess the following upon adoption (must be elected as a group): (i) whether an expired or existing contract contains a lease arrangement, (ii) lease classification related to expired or existing lease arrangements, or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs.
As a result of adopting ASU 2016-02 on January 1, 2019 using the modified retrospective transition approach, the Company will capitalize fewer costs related to the drafting and negotiation of its lease agreements. Additionally, the Company will recognize all of its significant operating leases for which it is the lessee, including corporate office leases, equipment leases, and ground leases, on its consolidated balance sheets through a lease liability and corresponding right-of-use asset. As such, the Company expects to recognize a lease liability between $130 million and $165 million and right-of-use asset between $145 million and $180 million (lease liability, net of the existing accrued straight-line rent liability balance and adjusted for unamortized above/below market ground lease intangibles) during the first quarter of 2019.
Under ASU 2016-02, a practical expedient was offered to lessees to make a policy election, which the Company elected, to not separate lease and nonlease components, but rather account for the combined components as a single lease component under ASC 842. In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements (“ASU 2018-11”), which provides lessors with a similar option to elect a practical expedient allowing them to not separate lease and nonlease components in a contract for the purpose of revenue recognition and disclosure. This practical expedient is limited to circumstances in which: (i) the timing and pattern of transfer are the same for the nonlease component and the related lease component and (ii) the lease component, if accounted for separately, would be classified as an operating lease. This practical expedient causes an entity to assess whether a contract is predominantly lease or service based and recognize the entire contract under the relevant accounting guidance (i.e., predominantly lease-based would be accounted for under ASU 2016-02 and predominantly service-based would be accounted for under the Revenue ASUs). The Company elected this practical expedient as well and, as a result, beginning January 1, 2019, the

Company will recognize revenue from its senior housing triple-net, medical office, and life science segments under ASC 842 and revenue from its SHOP segment under the Revenue ASUs (codified under ASC 606).
In conjunction with reaching the conclusions above, the Company concluded it was appropriate (under ASC 205, Presentation of Financial Statements) to reclassify amounts previously classified as revenue from tenant recoveries (within the senior housing triple-net, life science, and medical office segments) and present them combined with rental and related revenues within the statements of operations. The Company implemented this change during the fourth quarter of 2018. Included within rental and related revenues for the years ended December 31, 2018, 2017 and 2016 is $157 million, $142 million and $134 million, respectively, of tenant recoveries.
In December 2018, the FASB issued ASU No. 2018-20, Narrow Scope Improvements for Lessors (“ASU 2018-20”), which requires that a lessor: (i) exclude certain lessor costs paid directly by a lessee to third parties on behalf of the lessor from a lessor's measurement of variable lease revenue and associated expense (i.e., no gross up of revenue and expense for these costs), and (ii) include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense (i.e., gross up revenue and expense for these costs). This is consistent with the Company’s current presentation and will not require a material change on January 1, 2019.
Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments held by financial institutions and other organizations. The amendments in ASU 2016-13 eliminate the “probable” initial threshold for recognition of credit losses in current accounting guidance and, instead, reflect an entity’s current estimate of all expected credit losses over the life of the financial instrument. Previously, when credit losses were measured under current accounting guidance, an entity generally only considered past events and current conditions in measuring the incurred loss. The amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018. A reporting entity is required to apply the amendments in ASU 2016-13 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Upon adoption of ASU 2016-13, the Company is required to reassess its financing receivables, including DFLs and loans receivable, and expects that application of ASU 2016-13 may result in the Company recognizing credit losses at an earlier date than would otherwise be recognized under current accounting guidance. The Company is evaluating the impact of the adoption of ASU 2016-13 on January 1, 2020 to its consolidated financial position and results of operations.
The following ASU has been issued, but not yet adopted, and the Company does not expect a material impact to its consolidated financial position, results of operations, cash flows, or disclosures upon adoption:

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

Master Transactions and Cooperation Agreement with Brookdale
In November 2017, the Company and Brookdale Senior Living Inc. (“Brookdale”) entered into a Master Transactions and Cooperation Agreement (the “MTCA”) to provide the Company with the ability to significantly reduce its concentration of assets leased to and/or managed by Brookdale (the “Brookdale Transactions”). In connection with the overall transaction pursuant to the MTCA, the Company and Brookdale, and certain of their respective subsidiaries, agreed to the following:

•
The Company, which owned 90% of the interests in its RIDEA I and RIDEA III joint ventures with Brookdale at the time the MTCA was executed, agreed to purchase Brookdale’s 10% noncontrolling interest in each joint venture for an aggregate purchase price of $95 million. At the time the MTCA was executed, these joint ventures collectively owned and operated 58 independent living, assisted living, memory care and/or skilled nursing facilities (the “RIDEA Facilities”). The Company completed its acquisitions of the RIDEA III noncontrolling interest for $32 million in December 2017 and the RIDEA I noncontrolling interest for $63 million in March 2018;

•
The Company received the right to sell, or transition to other operators, 32 of the 78 total assets under an Amended and Restated Master Lease and Security Agreement (the “Amended Master Lease”) with Brookdale and 36 of the RIDEA Facilities (and terminate related management agreements with an affiliate of Brookdale without penalty);

•	The Company provided an aggregate $5 million annual reduction in rent on three assets, effective January 1, 2018; and

•
Brookdale agreed to purchase two of the assets under the Amended Master Lease for $35 million, both of which were sold in April 2018, and four of the RIDEA Facilities for $240 million, one of which was sold in January 2018 for $32 million and the remaining three of which were sold in April 2018 for $208 million.

During the fourth quarter of 2018, the Company sold 19 assets (11 of the 32 senior housing triple-net assets noted above and eight RIDEA Facilities) to a third-party buyer for $377 million. Additionally, during the year ended December 31, 2018, the Company terminated the previous management agreements or leases with Brookdale on 37 assets contemplated under the MTCA and completed the transition of 20 SHOP assets and 17 senior housing triple-net assets to other managers.
Fair Value Measurement Techniques and Quantitative Information
During the fourth quarter of 2017, the Company performed a fair value assessment of each of the MTCA components that provided measurable economic benefit or detriment to the Company. Each fair value calculation is based on an income or market approach and relies on historical and forecasted EBITDAR (defined as earnings before interest, taxes, depreciation, amortization and rent) and revenue, as well as market data, including, but not limited to, a discount rate of 12%, a management fee rate of 5% of revenue, EBITDAR growth rates ranging from zero to 3%, and real estate capitalization rates ranging from 6% to 7%. All assumptions are supported by independent market data and considered to be Level 2 measurements within the fair value hierarchy.
As a result of the assessment, the Company recognized a $20 million net reduction of rental and related revenues related to the right to terminate leases for 32 triple-net assets and the write-off of unamortized lease intangible assets related to those same 32 triple-net assets during the year ended December 31, 2017. Additionally, the Company recognized $35 million of operating expenses related to the right to terminate management agreements for 36 SHOP assets during the year ended December 31, 2017.

NOTE 4.	Other Real Estate Property Investments

MSREI MOB JV
In August 2018, the Company and Morgan Stanley Real Estate Investment (“MSREI”) formed a joint venture (the “MSREI JV”) to own a portfolio of medical office buildings ("MOBs"), which the Company owns 51% of and consolidates. To form the joint venture, MSREI contributed cash of $298 million and HCP contributed nine wholly-owned MOBs (the “Contributed Assets”). The Contributed Assets are primarily located in Texas and Florida and were valued at approximately $320 million at the time of contribution. The MSREI JV used substantially all of the cash contributed by MSREI to acquire an additional portfolio of 16 MOBs in Greenville, South Carolina (the “Greenville Portfolio”) for $285 million. Concurrent with acquiring the additional MOBs, the MSREI JV entered into 10-year leases with an anchor tenant on each MOB in the Greenville Portfolio.
The Contributed Assets are accounted for at historical depreciated cost by the Company, as the assets continue to be consolidated. The Greenville Portfolio is accounted for as an asset acquisition, which requires the Company to record the individual components of the acquisition at each component’s relative fair value. As a result, the Company recorded net real estate of $276 million and net intangible assets of $20 million during the year ended December 31, 2018 related to the Greenville Portfolio. Additionally, the Company recognized a noncontrolling interest of $298 million related to the interest owned by MSREI. Refer to Note 19 for a discussion of the Company’s consolidation of the MSREI JV.
Life Science JV Interest Purchase
In November 2018, the Company acquired the outstanding equity interests in three life science joint ventures (which owned four buildings) for $92 million, bringing the Company’s equity ownership to 100% for all three joint ventures. As the Company began consolidating the assets upon acquisition, it derecognized the existing investment in the joint ventures, marked the real estate to fair value (using a relative fair value allocation), and recognized a gain on consolidation of $50 million within other income (expense), net.
Sierra Point Towers Acquisition
In November 2018, the Company entered into definitive agreements to acquire two life science buildings in South San Francisco, California adjacent to the Company’s The Shore at Sierra Point development, for $245 million. The Company made a $15 million nonrefundable deposit upon completing due diligence and expects to close the transaction in the first half of 2019.

Other Real Estate Acquisitions
During the year ended December 31, 2018, the Company acquired development rights on a land parcel in the Boston suburb of Lexington, Massachusetts for $21 million. The Company commenced a life science development on the land in 2018.
Additionally, in January and February 2019, the Company acquired a life science facility for $71 million and development rights at an adjacent undeveloped land parcel for consideration of up to $27 million. The existing facility and land parcel are located in Cambridge, Massachusetts.
2017 Real Estate Acquisitions
The following table summarizes real estate acquisitions for the year ended December 31, 2017 (in thousands):

	Consideration		Assets Acquired
Segment	Cash Paid	Net Liabilities Assumed	Real Estate	Net Intangibles

SHOP	$44,258	$797	$37,940	$7,115
Life science	315,255	3,524	305,760	13,019
Medical office	201,240	1,104	184,115	18,229
	$560,753	$5,425	$527,815	$38,363

Construction, Tenant and Other Capital Improvements
The following table summarizes the Company’s expenditures for construction, tenant and other capital improvements (in thousands):

	Year Ended December 31,
Segment	2018	2017	2016
Senior housing triple-net	$11,311	$32,343	$49,109
SHOP	53,389	49,473	74,158
Life science	396,431	240,901	200,122
Medical office	144,694	148,926	128,308
Other	1,361	135	7,203
	$607,186	$471,778	$458,900

NOTE 5.	Dispositions of Real Estate and Discontinued Operations

Dispositions of Real Estate
Held for Sale
At December 31, 2018, nine SHOP facilities and one undeveloped life science land parcel were classified as held for sale, with an aggregate carrying value of $108 million, primarily comprised of real estate assets of $101 million, net of accumulated depreciation of $30 million. At December 31, 2017, two senior housing triple-net facilities, four life science facilities and six SHOP facilities were classified as held for sale, with an aggregate carrying value of $417 million, primarily comprised of real estate assets of $393 million, net of accumulated depreciation of $93 million. Liabilities of assets held for sale is primarily comprised of intangible and other liabilities at both December 31, 2018 and 2017.

Shoreline Technology Center
In November 2018, the Company sold its Shoreline Technology Center life science campus located in Mountain View, California for $1.0 billion and recognized a gain on sale of $726 million.
Brookdale MTCA Disposition
As noted in Note 3, during the fourth quarter of 2018, the Company sold 19 assets (11 senior housing triple-net assets and eight SHOP assets) to a third-party for $377 million and recognized a gain on sale of $40 million. Refer to Note 3 for further detail on the Brookdale Transactions.
RIDEA II Sale Transaction
In January 2017, the Company completed the contribution of its ownership interest in RIDEA II to an unconsolidated joint venture owned by HCP and an investor group led by Columbia Pacific Advisors, LLC (“CPA”) (“HCP/CPA PropCo” and “HCP/CPA OpCo,” together, the “HCP/CPA JV”). Also in January 2017, RIDEA II was recapitalized with $602 million of debt, of which $360 million was provided by a third-party and $242 million was provided by HCP. In return for both transaction elements, the Company received combined proceeds of $480 million from the HCP/CPA JV and $242 million in loans receivable and retained an approximately 40% ownership interest in RIDEA II. This transaction resulted in the Company deconsolidating the net assets of RIDEA II and recognizing a net gain on sale of $99 million. Refer to Note 2 for the impact of adopting the Revenue ASUs on January 1, 2018 to the Company’s partial sale of RIDEA II in the first quarter of 2017.
On November 1, 2017, the Company entered into a definitive agreement with an investor group led by CPA to sell its remaining 40% ownership interest in RIDEA II for $91 million and cause CPA to refinance the Company’s $242 million of loans receivable from RIDEA II. The Company completed the transaction in June 2018, resulting in proceeds of $332 million. The Company no longer holds an economic interest in RIDEA II.
U.K. Portfolio
In June 2018, the Company entered into a joint venture with an institutional investor (the “U.K. JV”) through which the Company sold a 51% interest in substantially all United Kingdom (“U.K.”) assets previously owned by the Company (the “U.K. Portfolio”) based on a total value of £382 million ($507 million). The Company retained a 49% noncontrolling interest in the U.K. JV and received gross proceeds of $402 million, including proceeds from the refinancing of the Company’s previously held intercompany loans. Upon closing the U.K. JV, the Company deconsolidated the U.K. Portfolio, recognized its retained noncontrolling interest investment at fair value ($105 million) and recognized a gain on sale of $11 million, net of $17 million of cumulative foreign currency translation reclassified from other comprehensive income (see Note 22 for the reclassification impact of the Company’s hedge of its net investment in the U.K.). The U.K. JV provides numerous mechanisms by which the joint venture partner can acquire the Company’s remaining interest in the U.K. JV. The fair value of the Company’s retained noncontrolling interest investment is based on Level 2 measurements within the fair value hierarchy.
Additionally, in August 2018, the Company sold its remaining £11 million U.K. development loan at par.
2018 Other Dispositions
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
During the quarter ended September 30, 2018, the Company sold four life science assets for $269 million, 11 SHOP assets for $76 million and two MOBs for $21 million, resulting in total gain on sales of $95 million.
During the quarter ended December 31, 2018, the Company sold two SHOP facilities for $15 million, two MOBs for $4 million, and one undeveloped land parcel for $3 million, resulting in no material gain or loss on sales.
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

Additionally, during the year ended December 31, 2017, the Company sold the following: (i) a life science land parcel for $27 million, (ii) one life science building for $5 million, (iii) four senior housing triple-net facilities for $27 million, (iv) five SHOP facilities for $43 million and (v) four MOBs for $15 million, and recorded a net gain on sale of $41 million.
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
Discontinued Operations - Quality Care Properties, Inc.
Quality Care Properties, Inc.
On October 31, 2016, the Company completed the spin-off (the “Spin-Off”) of its subsidiary, Quality Care Properties, Inc. (“QCP”). The Spin-Off assets were primarily comprised of the HCR ManorCare, Inc. (“HCRMC”) DFL investments and an equity investment in HCRMC. As a result of the Spin-Off, the operations of QCP are classified as discontinued operations for the year ended December 31, 2016.
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

The results of discontinued operations through October 31, 2016, the Spin-Off date, are included in the consolidated results for the year ended December 31, 2016. Summarized financial information for discontinued operations for the year ended December 31, 2016 is as follows (in thousands):

Revenues:
Rental and related revenues	$24,204
Income from direct financing leases	384,752
Total revenues	408,956
Costs and expenses:
Depreciation and amortization	(4,892)
Operating	(3,367)
General and administrative	(67)
Transaction costs	(86,765)
Other income (expense), net	71
Income (loss) before income taxes	313,936
Income tax benefit (expense)	(48,181)
Total discontinued operations	$265,755
During the fourth quarter of 2016, using proceeds from the Spin-Off, the Company repaid $500 million of 6.0% senior unsecured notes that were due to mature in January 2017, $600 million of 6.7% senior unsecured notes that were due to mature in January 2018 and $108 million of mortgage debt; incurring aggregate loss on debt extinguishments of $46 million.
HCR ManorCare, Inc.
Discontinued operations is primarily comprised of QCP’s HCRMC DFL investments and equity investment in HCRMC. During the year ended December 31, 2016, the Company recognized DFL income of $385 million and received cash payments of $385 million from the HCRMC DFL investments. During the year ended December 31, 2016, the Company sold 13 HCRMC facilities for $153 million.
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

NOTE 6.	Leases

Net Investment in Direct Financing Leases
The components of net investment in DFLs consisted of the following (dollars in thousands):

	December 31,
	2018	2017
Minimum lease payments receivable	$1,013,976	$1,062,452
Estimated residual value	507,484	504,457
Less unearned income	(807,642)	(852,557)
Net investment in direct financing leases	$713,818	$714,352
Properties subject to direct financing leases	29	29

Certain DFLs contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the properties at the end of the lease terms.
The following table summarizes future minimum lease payments contractually due under DFLs at December 31, 2018 (in thousands):

Year	Amount
2019	$114,970
2020	63,308
2021	63,687
2022	58,135
2023	58,570
Thereafter	655,306
$1,013,976
Direct Financing Lease Internal Ratings
The following table summarizes the Company’s internal ratings for net investment in DFLs at December 31, 2018 (dollars in thousands):

			Internal Ratings
Segment	Carrying Amount	Percentage of DFL Portfolio	Performing DFLs	Watch List DFLs	Workout DFLs
Senior housing triple-net	$629,214	88	$278,503	$350,711	$—
Other non-reportable segments	84,604	12	84,604	—	—
	$713,818	100	$363,107	$350,711	$—
Beginning September 30, 2013, the Company placed a 14 property senior housing DFL (the “DFL Portfolio”) on nonaccrual status and classified the DFL Portfolio on “Watch List” status. The Company determined that the collection of all rental payments was and continues to be no longer reasonably assured; therefore, rental revenue for the DFL Portfolio has been recognized on a cash basis. The Company re-assessed the DFL Portfolio for impairment on December 31, 2018 and determined that the DFL Portfolio was not impaired based on its belief that: (i) it was not probable that it will not collect all of the rental payments under the terms of the lease; and (ii) the fair value of the underlying collateral exceeded the DFL Portfolio’s carrying amount. The fair value of the DFL Portfolio was estimated based on an income approach and utilizes inputs which are considered to be a Level 3 measurement within the fair value hierarchy. Inputs to this valuation model include real estate capitalization rates, industry growth rates, and operating margins, some of which influence the Company’s expectation of future cash flows from the DFL Portfolio and, accordingly, the fair value of its investment. During the years ended December 31, 2018, 2017 and 2016, the Company recognized DFL income of $14 million, $13 million and $13 million, respectively, and received cash payments of $19 million, $18 million and $18 million, respectively, from the DFL Portfolio. The carrying value of the DFL Portfolio was $351 million and $356 million at December 31, 2018 and 2017, respectively.

Operating Leases
Future Minimum Rents
The following table summarizes future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under non-cancelable operating leases as of December 31, 2018 (in thousands):

Year	Amount
2019	$971,417
2020	928,102
2021	853,451
2022	751,972
2023	675,537
Thereafter	2,320,847
$6,501,326
Tenant Purchase Options
Certain leases, including DFLs contain purchase options whereby the tenant may elect to acquire the underlying real estate. Annualized base rent from leases subject to purchase options, summarized by the year the purchase options are exercisable, are as follows (dollars in thousands):

Year	Annualized Base Rent(1)	Number of Properties
2019	$23,771	10
2020	14,545	4
2021	12,747	6
2022	13,315	3
Thereafter	50,577	34
	$114,955	57
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

Operating Lease Expense
In certain situations, the Company leases land or equipment needed for the operation of its business. Such leases generally require fixed annual rent payments, may include escalation clauses and renewal options, and have terms that are up to 99 years, excluding extension options. The Company’s rental expense attributable to continuing operations was $10 million for each of the years ended December 31, 2018, 2017 and 2016.
Future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2018 were as follows (in thousands):

Year	Amount
2019	$5,597
2020	5,687
2021	5,776
2022	5,862
2023	5,983
Thereafter	466,130
$495,035

NOTE 7.	Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	December 31,
	2018			2017
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine(1)	$—	$21,013	$21,013	$—	$269,299	$269,299
Other(2)	42,037	—	42,037	188,418	—	188,418
Unamortized discounts, fees and costs	—	(52)	(52)	—	(596)	(596)
Allowance for loan losses(1)	—	—	—	—	(143,795)	(143,795)
	$42,037	$20,961	$62,998	$188,418	$124,908	$313,326
_______________________________________

(1)	At December 31, 2017, primarily related to the Company’s mezzanine loan facility to Tandem Health Care discussed below.

(2)
At December 31, 2018, the Company had $73 million remaining of commitments to fund a $115 million senior living development project. At December 31, 2017, includes the U.K. Bridge Loan discussed below.

The following table summarizes the Company’s internal ratings for loans receivable at December 31, 2018 (dollars in thousands):

	Carrying Amount	Percentage of Loan Portfolio	Internal Ratings
Investment Type			Performing Loans	Watch List Loans	Workout Loans
Real estate secured	$42,037	67	$42,037	$—	$—
Other secured	20,961	33	20,961	—	—
	$62,998	100	$62,998	$—	$—

Real Estate Secured Loans
The following table summarizes the Company’s loan receivable secured by real estate at December 31, 2018 (dollars in thousands):

Final Maturity Date	Number of Loans	Payment Terms	Principal Amount(1)	Carrying Amount
2022	1	monthly interest-only payments, accrues interest at 6.5% and secured by a senior housing facility in Washington(2)	$42,037	$42,037
_______________________________________

(1)	Represents future contractual principal payments to be received on loans receivable secured by real estate.

(2)	Contains a participation feature that allows the Company to participate in up to 20% of the appreciation of the asset through the time the loan is refinanced or repaid.
During the year ended December 31, 2018, the Company recognized $5 million in interest income related to loans secured by real estate, including interest income related to the U.K. Bridge Loan discussed below.
Four Seasons Health Care
In March 2017, the Company sold its investment in Four Seasons Health Care’s (“Four Seasons”) senior secured term loan at par plus accrued interest for £29 million ($35 million).
Additionally, in March 2017, pursuant to a shift in the Company’s investment strategy, the Company sold its £138.5 million par value Four Seasons senior notes (the “Four Seasons Notes”) for £83 million ($101 million). The disposition of the Four Seasons Notes generated a £42 million ($51 million) gain on sale, recognized in other income (expense), net.
Other Secured Loans
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
Additionally, on July 31, 2017, subsequent to its second quarter 2017 quarterly review process and the aforementioned impairment, the Company entered into a binding agreement (the “Repurchase Agreement”) with the borrowers to provide an option to repay the Mezzanine Loan at a discounted value of $197 million (the “Repayment Value”) by October 25, 2017, which date was subsequently extended to December 31, 2017 (the “Agreement Maturity Date”). As a result of entering into the Repurchase Agreement, the Company recorded an additional impairment charge and related allowance of $3 million during the quarter ended September 30, 2017 to write down the carrying value of the Mezzanine Loan to the Repayment Value and assigned the loan an internal rating of Workout. As part of the Repurchase Agreement, Tandem posted, in aggregate, $8 million of non-refundable deposits (the “Deposits”), which the Company was entitled to retain (without any credit against the Mezzanine Loan) if Tandem failed to make interest payments on the $257 million par value of the Mezzanine Loan through the repayment date or the Agreement Maturity Date, as applicable, adjusted for any principal payments received.
On November 17, 2017, the Company declared an event of default under the Mezzanine Loan. Tandem also failed to make its December 2017, January 2018 and February 2018 interest payments to the Company. As a result of the aforementioned events that occurred during the fourth quarter of 2017 and first quarter of 2018 (during the Company's fourth quarter 2017 financial statement close process), the Company concluded that the Mezzanine Loan was impaired and recorded an impairment charge and related allowance of $84 million, reducing the carrying value of the loan to $105 million as of December 31, 2017. Aggregate impairments on the Mezzanine Loan for the year ended December 31, 2017 were $144 million.
The decline in expected recoverable value of the Mezzanine Loan was primarily driven by the Company’s conclusion that the collateral supporting the Mezzanine Loan may no longer be the sole source in recovering the Company’s investment. As a result, the Company utilized a discounted cash flow model to determine expected recoverability of the Mezzanine Loan. Additionally, a variety of factors further impacted the impairment analysis completed during the Company’s fourth quarter 2017 financial statement close process including operating results of the underlying real estate assets, as well as market and industry data, that reflect a declining trend in admissions and a continuing shift away from higher-rate Medicare plans in the post-acute/skilled nursing sector. The calculation relied on: (i) forecasted EBITDAR and market data, including, but not limited to, sales price per unit/bed, rent coverage ratios, and real estate capitalization rates and (ii) bids for a sale of the Mezzanine Loan received in February 2018, which incorporate market participant required rates of return and expected hold periods.
Beginning in the first quarter of 2017, the Company elected to recognize interest income on a cash basis. During the years ended December 31, 2018, 2017 and 2016, the Company recognized interest income of zero, $23 million, and $31 million, respectively, and received cash payments of $25 million and $30 million, respectively, from Tandem. The carrying value of the Mezzanine Loan was $105 million at December 31, 2017.
In March 2018, the Company sold the Mezzanine Loan to a third party for approximately $112 million, resulting in an impairment recovery, net of transaction costs and fees, of $3 million included in other income (expense), net. The Company holds no further economic interest in the operations of Tandem.
U.K. Bridge Loan
In 2016, the Company provided a £105 million ($131 million at closing) bridge loan (the “U.K. Bridge Loan”) to Maria Mallaband Care Group Ltd. ("MMCG") to fund the acquisition of a portfolio of seven care homes in the U.K. Under the U.K. Bridge Loan, the Company retained a three-year call option to acquire those seven care homes at a future date for £105 million, subject to certain conditions precedent being met. In March 2018, upon resolution of all conditions precedent, the Company began the process of exercising its call option to acquire the seven care homes and concluded that it should consolidate the real estate. As a result, the Company derecognized the outstanding loan receivable of £105 million and recognized a £29 million ($41 million) loss on consolidation. Refer to Note 19 for further discussion regarding impact of consolidating the seven care homes during the first quarter of 2018.

In June 2018, the Company completed the process of exercising the above-mentioned call option. The seven care homes acquired through the call option were included in the U.K. JV transaction (see Note 5).

NOTE 8.	Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

		Carrying Amount
		December 31,
Entity(1)	Ownership %	2018	2017
CCRC JV	49	$365,764	$400,241
RIDEA II(2)	40	—	259,651
U.K. JV(3)	49	101,735	—
Life Science JVs(4)	50 - 63	—	65,581
MBK JV	50	35,435	38,005
Development JVs(5)	50 - 90	25,493	23,365
Medical Office JVs(6)	20 - 67	10,160	12,488
K&Y JVs(7)	80	1,430	1,283
Advances to unconsolidated joint ventures, net		71	226
		$540,088	$800,840
_______________________________________

(1)	These entities are not consolidated because the Company does not control, through voting rights or other means, the joint venture.

(2)	In June 2018, the Company sold its equity method investment in RIDEA II (see Note 5).

(3)	See Note 5 for discussion of the formation of the U.K. JV and the Company’s equity method investment.

(4)
Includes the following unconsolidated partnerships (and the Company’s ownership percentage): (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%). In November 2018, the Company acquired the outstanding equity interests and began consolidating the entities (see Note 4).

(5)
Includes four unconsolidated development partnerships (and the Company’s ownership percentage): (i) Vintage Park Development JV (85%); (ii) Waldwick JV (85%); (iii) Otay Ranch JV (90%); and (iv) MBK Development JV (50%).

(6)
Includes three unconsolidated medical office partnerships (and the Company’s ownership percentage): (i) HCP Ventures IV, LLC (20%); (ii) HCP Ventures III, LLC (30%); and (iii) Suburban Properties, LLC (67%).

(7)	Includes three unconsolidated joint ventures.

The following tables summarize combined financial information for the Company’s unconsolidated joint ventures (in thousands):

	December 31,
	2018	2017
Real estate, net	$2,128,147	$2,104,090
Other assets, net	479,935	928,790
Total assets	$2,608,082	$3,032,880
Mortgage and other debt	$827,622	$900,911
Accounts payable and other	655,177	561,523
Other partners’ capital	515,791	655,311
HCP’s capital(1)	609,492	915,135
Total liabilities and partners’ capital	$2,608,082	$3,032,880

	Year Ended December 31,
	2018	2017	2016
Total revenues	$642,724	$810,216	$424,134
Total operating expense	(492,784)	(643,452)	(344,553)
Income (loss) from discontinued operations	—	—	8,810
Net income (loss)	(43,704)	(42,408)	43,015
HCP’s share in earnings	(2,594)	10,901	11,360
Fees earned by HCP	125	133	299
Distributions received by HCP	48,939	81,165	54,858
At December 31, 2018 and 2017, the aggregate unamortized basis difference of the Company's investments in unconsolidated joint ventures of $69 million and $115 million, respectively, is primarily attributable to the difference between the amount for which the Company purchased its interest in the entity and the historical carrying value of the net assets of the entity. The difference is being amortized over the remaining useful life of the related assets and included in equity income (loss) from unconsolidated joint ventures.

NOTE 9.	Intangibles

The following table summarizes the Company’s intangible lease assets (in thousands):

	December 31,
Intangible lease assets	2018	2017
Gross intangible lease assets	$556,114	$795,305
Accumulated depreciation and amortization	(251,035)	(385,223)
Net intangible lease assets	$305,079	$410,082
The following table summarizes the Company’s intangible lease liabilities (in thousands):

	December 31,
Intangible lease liabilities	2018	2017
Gross intangible lease liabilities	$94,444	$126,212
Accumulated depreciation and amortization	(39,781)	(73,633)
Net intangible lease liabilities	$54,663	$52,579
The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles (in thousands):

	Year Ended December 31,
	2018	2017	2016
Depreciation and amortization expense related to amortization of lease-up intangibles	$67,350	$76,732	$84,487
Rental and related revenues related to amortization of net below market lease liabilities	5,253	2,030	3,877
Operating expense related to amortization of net below market ground lease intangibles	636	740	664

The following table summarizes the estimated annual amortization for each of the five succeeding fiscal years and thereafter (in thousands):

	Rental and Related Revenues(1)	Operating Expense(2)	Depreciation and Amortization(3)
2019	$4,399	$505	$50,762
2020	3,670	621	39,433
2021	3,587	738	32,214
2022	4,331	738	26,438
2023	4,269	738	24,293
Thereafter	16,521	29,901	80,812
	$36,777	$33,241	$253,952
_______________________________________

(1)	The amortization of net below market lease intangibles is recorded as an increase to rental and related income.

(2)	The amortization of net below market ground lease intangibles is recorded as an increase to operating expense.

(3)	The amortization of lease-up intangibles is recorded to depreciation and amortization expense.

NOTE 10.	Debt

Bank Line of Credit and Term Loans
The Company's $2.0 billion unsecured revolving line of credit facility (the “Facility”) matures on October 19, 2021 and contains two, six-month extension options. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends upon the Company’s credit ratings. The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at December 31, 2018, the margin on the Facility was 0.875%, and the facility fee was 0.15%. The Facility also includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. At December 31, 2018, the Company had $80 million, including £55 million ($70 million), outstanding under the Facility with a weighted average effective interest rate of 2.12%.
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
On July 3, 2018, the Company exercised its one-time right to repay the outstanding GBP balance and re-borrow in USD with all other key terms unchanged, which resulted in repayment of the £169 million balance and re-borrowing of $224 million. In November 2018, the Company repaid the $224 million unsecured term loan, bringing the total term loan balance to zero as of December 31, 2018.
The Facility contains certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements: (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a Minimum Consolidated Tangible Net Worth of $6.5 billion at December 31, 2018. At December 31, 2018, the Company believes it was in compliance with each of these restrictions and requirements of the Facility.
Senior Unsecured Notes
At December 31, 2018, the Company had senior unsecured notes outstanding with an aggregate principal balance of $5.3 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at December 31, 2018.

The following table summarizes the Company’s senior unsecured notes payoffs for the periods presented (dollars in thousands):

Period	Amount	Coupon Rate
Year ended December 31, 2018:
July 16, 2018(1)	$700,000	5.375%
November 8, 2018	$450,000	3.750%
Year ended December 31, 2017:
May 1, 2017	$250,000	5.625%
July 27, 2017(2)	$500,000	5.375%
Year ended December 31, 2016:
February 1, 2016	$500,000	3.750%
September 15, 2016	$400,000	6.300%
November 30, 2016(3)	$500,000	6.000%
November 30, 2016(3)	$600,000	6.700%
_______________________________________

(1)	The Company recorded a $44 million loss on debt extinguishment related to the repurchase of senior notes.

(2)	The Company recorded a $54 million loss on debt extinguishment related to the repurchase of senior notes.

(3)	The Company recorded a $46 million loss on debt extinguishment related to the repurchase of senior notes.
There were no senior unsecured notes issuances for the years ended December 31, 2018, 2017, and 2016.
Mortgage Debt
At December 31, 2018, the Company had $133 million in aggregate principal of mortgage debt outstanding, which is secured by 15 healthcare facilities with a carrying value of $278 million. In March 2017, the Company paid off $472 million of mortgage debt.
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

Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at December 31, 2018 (dollars in thousands):

	Bank Line of Credit(1)	Senior Unsecured Notes(2)		Mortgage Debt(3)		Total(4)
Year		Amount	Interest Rate	Amount	Interest Rate
2019	$—	$—	—%	$3,561	—%	$3,561
2020	—	800,000	2.79%	3,609	5.08%	803,609
2021	80,103	—	—%	10,957	5.26%	91,060
2022	—	900,000	3.93%	2,691	—%	902,691
2023	—	800,000	4.39%	2,811	—%	802,811
Thereafter	—	2,800,000	4.34%	109,705	4.10%	2,909,705
	80,103	5,300,000		133,334		5,513,437
(Discounts), premium and debt costs, net	—	(41,450)		5,136		(36,314)
	$80,103	$5,258,550		$138,470		$5,477,123
_______________________________________

(1)	Includes £55 million translated into USD.

(2)	Interest rates on the notes range from 2.79% to 6.87% with a weighted average effective rate of 4.03% and a weighted average maturity of six years.

(3)	Interest rates on the mortgage debt range from 2.80% to 5.91% with a weighted average effective interest rate of 4.20% and a weighted average maturity of 19 years.

(4)
Excludes $91 million of other debt that have no scheduled maturities. Other debt represents (i) $58 million of non-interest bearing life care bonds and occupancy fee deposits at certain of the Company's senior housing facilities and (ii) $33 million of on-demand notes from the CCRC JV which bear interest at a rate of 3.6%.

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
Class Action. On May 9, 2016, a purported stockholder of the Company filed a putative class action complaint, Boynton Beach Firefighters’ Pension Fund v. HCP, Inc., et al., Case No. 3:16-cv-01106-JJH, in the U.S. District Court for the Northern District of Ohio against the Company, certain of its officers, HCR ManorCare, Inc. (“HCRMC”), and certain of its officers, asserting violations of the federal securities laws. The suit asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and alleges that the Company made certain false or misleading statements relating to the value of and risks concerning its investment in HCRMC by allegedly failing to disclose that HCRMC had engaged in billing fraud, as alleged by the U.S. Department of Justice (“DoJ”) in a suit against HCRMC arising from the False Claims Act that the DoJ voluntarily dismissed with prejudice. The plaintiff in the class action suit demands compensatory damages (in an unspecified amount), costs and expenses (including attorneys’ fees and expert fees), and equitable, injunctive, or other relief as the Court deems just and proper. On November 28, 2017, the Court appointed Societe Generale Securities GmbH (SGSS Germany) and the City of Birmingham Retirement and Relief Systems (Birmingham) as Co-Lead Plaintiffs in the class action. The motion to dismiss was fully briefed on May 21, 2018 and oral arguments were held on October 23, 2018. Subsequently, on December 6, 2018, HCRMC and its officers were voluntarily dismissed from the class action lawsuit without prejudice to such claims being refiled. The Company believes the suit to be without merit and intends to vigorously defend against it.
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
The Company believes that the plaintiffs lack standing or the lawsuits and demands are without merit, but cannot predict the outcome of these proceedings or reasonably estimate any potential loss at this time. Accordingly, no loss contingency has been recorded for these matters as of December 31, 2018, as the likelihood of loss is not considered probable or estimable.
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

Commitments
The following table summarizes the Company’s material commitments, excluding debt service obligations (see Note 10) and operating leases (see Note 6), at December 31, 2018 (in thousands):

	Total	2019	2020-2021	2022-2023	More than Five Years
Construction loan commitments(1)	$72,654	$68,365	$4,289	$—	$—
Development commitments(2)	299,702	273,625	26,077	—	—
Total	$372,356	$341,990	$30,366	$—	$—
_______________________________________

(1)	Represents commitments to finance development projects.

(2)	Represents construction and other commitments for developments in progress.
Credit Enhancement Guarantee
At December 31, 2018, certain of the Company’s senior housing facilities serve as collateral for $74 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, had a carrying value of $351 million as of December 31, 2018.
Environmental Costs
Various environmental laws govern certain aspects of the ongoing management and operation of our facilities, including those related to presence of asbestos-containing materials. The presence of, or the failure to manage and/or remediate, such materials may adversely affect the occupancy and performance of the Company's facilities. The Company monitors its properties for the presence of such hazardous or toxic substances and is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company carries environmental insurance and believes that the policy terms, conditions, limitations and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice.
General Uninsured Losses
The Company obtains various types of insurance to mitigate the impact of property, business interruption, liability, workers' compensation, flood, windstorm, earthquake, environmental, cyber and terrorism related losses. The Company attempts to obtain appropriate policy terms, conditions, limits and deductibles considering the relative risk of loss, the cost of such coverage and current industry practice. There are, however, certain types of extraordinary losses, such as those due to acts of war or other events that may be either uninsurable or not economically insurable. In addition, the Company has a large number of properties that are exposed to earthquake, flood and windstorm occurrences for which the related insurances carry high deductibles and have limits.

NOTE 12.	Equity

Dividends
On January 31, 2019, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.37 per share. The common stock cash dividend will be paid on February 28, 2019 to stockholders of record as of the close of business on February 19, 2019.
During the years ended December 31, 2018, 2017 and 2016, the Company declared and paid common stock cash dividends of $1.480, $1.480 and $2.095 per share, respectively.
At-The-Market Equity Offering Program
In June 2015, the Company established an at-the-market equity offering program (“ATM Program”). In May 2018, the Company renewed its ATM Program. Under this program, the Company may sell shares of its common stock from time to time having an aggregate gross sales price of up to $750 million through a consortium of banks acting as sales agents or directly to the banks acting as principals. During the year ended December 31, 2018, the Company issued 5.4 million shares of common stock at a weighted average net price of $28.27 for net proceeds of $154 million. At December 31, 2018, $594 million of our common stock remained available for sale under the ATM Program. There was no activity during the years ended December 31, 2017 and 2016.

Forward Equity Offering
In December 2018, the Company entered into a forward equity sales agreement to sell up to an aggregate of 15.25 million shares of its common stock (including shares issued through the exercise of underwriters’ options) at an initial net price of $28.60 per share, after underwriting discounts and commissions. The agreement has a one year term and expires on December 13, 2019. The forward sale price that the Company expects to receive upon settlement of the agreement will be subject to adjustments for: (i) the forward purchasers’ stock borrowing costs and (ii) certain fixed price reductions during the term of the agreement. At December 31, 2018, no shares have been issued under the forward equity sales agreement.
In December 2018, contemporaneous with the forward equity offering discussed above, the Company completed an offering of two million shares of common stock at a net price of $28.60 per share, resulting in net proceeds of $57 million.
The following table summarizes the Company’s other common stock activities (shares in thousands):

	Year Ended December 31,
	2018	2017	2016
Dividend Reinvestment and Stock Purchase Plan	237	983	2,021
Conversion of DownREIT units	3	78	145
Exercise of stock options	120	32	133
Vesting of restricted stock units	401	419	529
Repurchase of common stock	141	157	237
Accumulated Other Comprehensive Loss
The following table summarizes the Company’s accumulated other comprehensive loss (in thousands):

	December 31,
	2018	2017
Cumulative foreign currency translation adjustment(1)	$(1,683)	$(6,955)
Unrealized gains (losses) on derivatives, net	(467)	(13,950)
Supplemental Executive Retirement plan minimum liability and other	(2,558)	(3,119)
Total accumulated other comprehensive income (loss)	$(4,708)	$(24,024)
_______________________________________

(1)	See Notes 5 and 19 for a discussion of the U.K. JV transaction.
Noncontrolling Interests
At December 31, 2018, there were four million DownREIT units (seven million shares of HCP common stock are issuable upon conversion) outstanding in five DownREIT LLCs, all of which the Company is the managing member of. At December 31, 2018, the carrying and market values of the four million DownREIT units were $177 million and $185 million, respectively.
See Notes 3, 4 and 5 for transactions involving noncontrolling interests.

NOTE 13.	Segment Disclosures

The Company evaluates its business and allocates resources based on its reportable business segments: (i) senior housing triple-net, (ii) SHOP, (iii) life science and (iv) medical office. The Company has non-reportable segments that are comprised primarily of the Company’s debt investments, hospital properties, unconsolidated joint ventures, and U.K. investments. The accounting policies of the segments are the same as those described under Summary of Significant Accounting Policies (see Note 2).
During the years ended December 31, 2018, 2017 and 2016, 22, 25 and 17 senior housing triple-net facilities, respectively, were transferred to the Company’s SHOP segment. When an asset is transferred from one segment to another, the results associated with that asset are included in the original segment until the date of transfer. Results generated after the transfer date are included in the new segment.

The Company evaluates performance based upon: (i) property net operating income from continuing operations (“NOI”) and (ii) Adjusted NOI. NOI is defined as real estate revenues (inclusive of rental and related revenues, resident fees and services, and income from direct financing leases), less property level operating expenses (which exclude transition costs); NOI excludes all other financial statement amounts included in net income (loss). Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles, lease termination fees, actuarial reserves for insurance claims that have been incurred but not reported and the impact of deferred community fee income and expense. NOI and Adjusted NOI exclude the Company's share of income (loss) generated by unconsolidated joint ventures, which is recognized in equity income (loss) from unconsolidated joint ventures in the consolidated statements of operations.
Non-segment assets consist of assets in the Company's other non-reportable segments (see above) and corporate non-segment assets. Corporate non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, accounts receivable, net, marketable equity securities and, if any, real estate held for sale. See Note 20 for other information regarding concentrations of credit risk.
The following tables summarize information for the reportable segments (in thousands):
For the year ended December 31, 2018:

Segments	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Real estate revenues(1)	$276,091	$547,976	$395,064	$509,019	$108,133	$—	$1,836,283
Operating expenses	(3,618)	(414,312)	(91,742)	(189,859)	(5,507)	—	(705,038)
NOI	272,473	133,664	303,322	319,160	102,626	—	1,131,245
Adjustments to NOI(2)	2,127	2,875	(9,589)	(2,899)	(4,418)	—	(11,904)
Adjusted NOI	274,600	136,539	293,733	316,261	98,208	—	1,119,341
Addback adjustments	(2,127)	(2,875)	9,589	2,899	4,418	—	11,904
Interest income	—	—	—	—	10,406	—	10,406
Interest expense	(2,404)	(2,725)	(316)	(474)	(1,469)	(258,955)	(266,343)
Depreciation and amortization	(79,605)	(104,405)	(140,480)	(193,710)	(31,299)	—	(549,499)
General and administrative	—	—	—	—	—	(96,702)	(96,702)
Transaction costs	—	—	—	—	—	(10,772)	(10,772)
Recoveries (impairments), net	—	(44,343)	(7,639)	—	(3,278)	—	(55,260)
Gain (loss) on sales of real estate, net	641	93,977	806,184	4,428	20,755	—	925,985
Loss on debt extinguishment	—	—	—	—	—	(44,162)	(44,162)
Other income (expense), net	—	—	—	—	9,605	3,711	13,316
Income tax benefit (expense)	—	—	—	—	—	17,854	17,854
Equity income (loss) from unconsolidated joint ventures	—	—	—	—	(2,594)	—	(2,594)
Net income (loss)	$191,105	$76,168	$961,071	$129,404	$104,752	$(389,026)	$1,073,474
_______________________________________

(1)	Represents rental and related revenues, resident fees and services, and income from DFLs.

(2)
Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, deferral of community fees, net and termination fees.

For the year ended December 31, 2017:

Segments	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Real estate revenues(1)	$313,547	$525,473	$358,816	$477,459	$116,846	$—	$1,792,141
Operating expenses	(3,819)	(396,491)	(78,001)	(183,197)	(4,743)	—	(666,251)
NOI	309,728	128,982	280,815	294,262	112,103	—	1,125,890
Adjustments to NOI(2)	17,098	33,227	(4,517)	(2,952)	(4,446)	—	38,410
Adjusted NOI	326,826	162,209	276,298	291,310	107,657	—	1,164,300
Addback adjustments	(17,098)	(33,227)	4,517	2,952	4,446	—	(38,410)
Interest income	—	—	—	—	56,237	—	56,237
Interest expense	(2,518)	(7,920)	(373)	(506)	(4,230)	(292,169)	(307,716)
Depreciation and amortization	(103,820)	(103,162)	(128,864)	(169,795)	(29,085)	—	(534,726)
General and administrative	—	—	—	—	—	(88,772)	(88,772)
Transaction costs	—	—	—	—	—	(7,963)	(7,963)
Recoveries (impairments), net	(22,590)	—	—	—	(143,794)	—	(166,384)
Gain (loss) on sales of real estate, net	280,349	17,485	45,916	9,095	3,796	—	356,641
Loss on debt extinguishment	—	—	—	—	—	(54,227)	(54,227)
Other income (expense), net	—	—	—	—	50,895	(19,475)	31,420
Income tax benefit (expense)	—	—	—	—	—	1,333	1,333
Equity income (loss) from unconsolidated joint ventures	—	—	—	—	10,901	—	10,901
Net income (loss)	$461,149	$35,385	$197,494	$133,056	$56,823	$(461,273)	$422,634
_______________________________________

(1)	Represents rental and related revenues, resident fees and services, and income from DFLs.

(2)
Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, deferral of community fees, net and termination fees.

For the year ended December 31, 2016:

Segments	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Real estate revenues(1)	$423,118	$686,822	$358,537	$446,280	$125,729	$—	$2,040,486
Operating expenses	(6,710)	(480,870)	(72,478)	(173,687)	(4,654)	—	(738,399)
NOI	416,408	205,952	286,059	272,593	121,075	—	1,302,087
Adjustments to NOI(2)	(7,566)	(2,686)	(2,954)	(3,536)	(3,022)	—	(19,764)
Adjusted NOI	408,842	203,266	283,105	269,057	118,053	—	1,282,323
Addback adjustments	7,566	2,686	2,954	3,536	3,022	—	19,764
Interest income	—	—	—	—	88,808	—	88,808
Interest expense	(9,499)	(29,745)	(2,357)	(5,895)	(9,153)	(407,754)	(464,403)
Depreciation and amortization	(136,146)	(108,806)	(130,829)	(161,790)	(30,537)	—	(568,108)
General and administrative	—	—	—	—	—	(103,611)	(103,611)
Transaction costs	—	—	—	—	—	(9,821)	(9,821)
Gain (loss) on sales of real estate, net	48,744	675	49,042	8,333	57,904	—	164,698
Loss on debt extinguishment	—	—	—	—	—	(46,020)	(46,020)
Other income (expense), net	—	—	—	—	—	3,654	3,654
Income tax benefit (expense)	—	—	—	—	—	(4,473)	(4,473)
Equity income (loss) from unconsolidated joint ventures	—	—	—	—	11,360	—	11,360
Discontinued operations	—	—	—	—	—	265,755	265,755
Net income (loss)	$319,507	$68,076	$201,915	$113,241	$239,457	$(302,270)	$639,926
_______________________________________

(1)	Represents rental and related revenues, resident fees and services, and income from DFLs.

(2)
Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, deferral of community fees, net and termination fees.

The following table summarizes the Company’s revenues by segment (in thousands):

	Year Ended
	December 31,
Segments	2018	2017	2016
Senior housing triple-net	$276,091	$313,547	$423,118
SHOP	547,976	525,473	686,822
Life science	395,064	358,816	358,537
Medical office	509,019	477,459	446,280
Other non-reportable segments	118,539	173,083	214,537
Total revenues	$1,846,689	$1,848,378	$2,129,294

The following table summarizes the Company’s total assets by segment (in thousands):

	December 31,
Segments	2018	2017	2016
Senior housing triple-net	$2,965,679	$3,515,400	$3,871,720
SHOP	2,173,795	2,392,130	3,135,115
Life science	4,303,471	4,154,372	3,961,623
Medical office	4,354,441	3,989,168	3,724,483
Reportable segment assets	13,797,386	14,051,070	14,692,941
Accumulated depreciation and amortization	(2,915,592)	(2,919,278)	(2,900,060)
Net reportable segment assets	10,881,794	11,131,792	11,792,881
Other non-reportable segment assets	1,015,854	1,904,433	2,255,712
Assets held for sale, net	108,086	417,014	927,866
Other non-segment assets	712,819	635,222	782,806
Total assets	$12,718,553	$14,088,461	$15,759,265
The Company completed the required annual goodwill impairment test during the fourth quarter of 2018, 2017 and 2016, and no impairment was recognized. At December 31, 2018 and 2017, goodwill of $47 million was allocated to segment assets as follows: (i) senior housing triple-net—$21 million, (ii) SHOP—$9 million, (iii) medical office—$11 million and (iv) other—$6 million.

NOTE 14.	Compensation Plans

Stock Based Compensation
On May 11, 2006, the Company’s stockholders approved the 2006 Performance Incentive Plan, which was amended and restated in 2009 (“the 2006 Plan”). On May 1, 2014, the Company’s stockholders approved the 2014 Performance Incentive Plan (“the 2014 Plan”) (collectively, “the Plans”). Following the adoption of the 2014 Plan, no new awards will be issued under the 2006 Plan. The Plans provide for the granting of stock-based compensation, including stock options, restricted stock and restricted stock units to officers, employees and directors in connection with their employment with or services provided to the Company. The maximum number of shares reserved for awards under the 2014 Plan is 33 million shares, and, as of December 31, 2018, 29 million of the reserved shares under the 2014 Plan are available for future awards, of which 19 million shares may be issued as restricted stock or restricted stock units.
Total share-based compensation expense recognized during the years ended December 31, 2018, 2017 and 2016 was $15 million, $14 million, and $23 million, respectively. The year ended December 31, 2018 includes a $2 million charge recognized in general and administrative expenses primarily resulting from the departure of our Executive Chairman that was comprised of the accelerated vesting of restricted stock units. The year ended December 31, 2017 includes a $1 million charge recognized in general and administrative expenses related to the accelerated vesting of restricted stock units primarily resulting from the departure of the Company's former Chief Accounting Officer. The year ended December 31, 2016 includes a $7 million charge recognized in general and administrative expenses related to the accelerated vesting of restricted stock units primarily resulting from the departure of the Company’s former chief executive officer (“CEO”). As of December 31, 2018, there was $26 million of future expense related to unvested share-based compensation arrangements granted under the Company’s incentive plans, which is expected to be recognized over a weighted average period of two years associated with future employee service.
Conversion of Equity Awards at the Spin-Off Date
The Plans were established with anti-dilution provisions, such that in the event of an equity restructuring of the Company (including spin-off transactions), equity awards would preserve their value post-transaction. In order to achieve an equitable modification of the existing awards following the Spin-Off, the Company converted pre-spin awards to their post-spin value, resulting in grants to remaining employees denominated solely in the Company’s common stock. The conversion impacted 133 participants, resulting in additional awards being granted. The fair value of these additional awards was immaterial.

Stock Options
There have been no grants of stock options since 2014. Stock options outstanding and exercisable were 0.8 million at December 31, 2018 and 1.1 million at December 31, 2017. Proceeds received from stock options exercised under the Plans for the years ended December 31, 2018, 2017 and 2016 were $2 million, $1 million and $4 million, respectively. Compensation expense related to stock options was immaterial for all periods presented.
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
Upon vesting of restricted stock awards, the participant is required to pay the related tax withholding obligation. Participants can generally elect to have the Company reduce the number of common stock shares delivered to pay the employee tax withholding obligation. The value of the shares withheld is dependent on the closing market price of the Company’s common stock on the trading date prior to the relevant transaction occurring. During the years ended December 31, 2018, 2017 and 2016, the Company withheld 141,000, 157,000 and 237,000 shares, respectively, to offset tax withholding obligations with respect to the vesting of the restricted stock and performance restricted stock unit awards.
Holders of restricted stock awards, including restricted stock units and performance stock units, are generally entitled to receive dividends equal to the amount that would be paid on an equivalent number of shares of common stock.
The following table summarizes restricted stock award activity, including performance stock units, for the year ended December 31, 2018 (units in thousands):

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2018	1,139	$33.41
Granted	1,097	22.95
Vested	(401)	32.42
Forfeited	(137)	30.34
Unvested at December 31, 2018	1,698	27.13
At December 31, 2018, the weighted average remaining vesting period of restricted stock and performance based units was two years. The total fair value (at vesting) of restricted stock and performance based units which vested for the years ended December 31, 2018, 2017 and 2016 was $10 million, $15 million and $24 million, respectively.

NOTE 15.	Impairments

Real Estate
During 2018, in conjunction with classifying the assets as held for sale, the Company determined that 17 underperforming SHOP assets and an undeveloped life science land parcel were impaired. Additionally, the Company determined that three additional underperforming SHOP assets that were candidates for potential future sale were impaired under the held-for-use impairment model. Accordingly, the Company recognized total impairment charges of $52 million during 2018 to write-down the carrying value of the assets to their respective fair values (less an estimate of costs to sell for assets classified as held for sale). The fair value of the assets was based on contracted or forecasted sales prices and expected future cash flows, which are considered to be Level 2 measurements within the fair value hierarchy.

During 2017, the Company determined that 11 underperforming senior housing triple-net assets that were candidates for potential future sale were impaired under the held-for-use impairment model. Accordingly, the Company wrote-down the carrying amount of these 11 assets to their fair value, which resulted in an aggregate impairment charge of $23 million. The fair value of the assets was based on forecasted sales prices which are considered to be Level 2 measurements within the fair value hierarchy.
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
Other
See Note 7 for information on the impairment charge related to the mezzanine loan facility to Tandem and the impairment recovery related to Four Season Notes.
NOTE 16.    Income Taxes

The Company has elected to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 1985. The Company has also elected for certain of its subsidiaries to be treated as TRSs (the “TRS entities”) which are subject to federal and state income taxes. All entities other than the TRS entities are collectively referred to as the “REIT” within this Note 16. Certain REIT entities are also subject to state, local and foreign income taxes.
Distributions with respect to our common stock can be characterized for federal income tax purposes as ordinary dividends, capital gains, nondividend distributions or a combination thereof. The following table shows the characterization of our annual common stock distributions per share:

	Year Ended December 31,
	2018	2017	2016
Ordinary dividends(1)	$0.9578	$1.4800	$1.5561
Capital gains	0.5222	—	—
Nondividend distributions	—	—	6.7089
	$1.4800	$1.4800	$8.2650	(2)
_______________________________________

(1)	The 2018 amount includes $0.0164 of qualified dividend income for purposes of Code Section 1(h)(11), and $0.9414 of qualified business income for purposes of Code Section 199A.

(2)	Consists of $2.095 per common share of quarterly cash dividends and $6.17 per common share of stock dividends related to the Spin-Off (see Note 5).
HCP common stockholders on October 24, 2016, the record date for the Spin-Off (the “Record Date”), received upon the Spin-Off on October 31, 2016, one share of QCP common stock for every five shares of HCP common stock they held (the “Distributed Shares”) and cash in lieu of fractional shares of QCP. For U.S. federal income tax purposes, HCP reported the fair market value of the QCP common stock distributed per each share of HCP common stock outstanding on the Record Date as $6.17, or $30.85 for each share of QCP common stock.
The TRS entities subject to tax reported losses before income taxes from continuing operations of $59 million, $58 million and $9 million for the years ended December 31, 2018, 2017 and 2016, respectively. The REIT’s losses from continuing operations before income taxes from the U.K. were $11 million, $4 million and $4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The total income tax expense (benefit) from continuing operations consists of the following components (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current
Federal	$(568)	$949	$8,525
State	4,003	1,504	8,307
Foreign	84	1,737	1,332
Total current	$3,519	$4,190	$18,164

Deferred
Federal	$(11,905)	$2,730	$(10,241)
State	(4,589)	(5,889)	(1,401)
Foreign	(4,879)	(2,364)	(2,049)
Total deferred	$(21,373)	$(5,523)	$(13,691)

Total income tax expense (benefit)	$(17,854)	$(1,333)	$4,473
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. As a result of the reduced U.S. federal corporate tax rate, the Company recorded a tax expense of $17 million, due to a remeasurement of deferred tax assets and liabilities, which is included in total deferred tax expense (benefit) in the table above.
The Company’s income tax expense from discontinued operations was $48 million for the year ended December 31, 2016 (see Note 5). There was no income tax expense from discontinued operations for the years ended December 31, 2018 and 2017.
The following table reconciles income tax expense (benefit) from continuing operations at statutory rates to actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2018	2017	2016
Tax benefit at U.S. federal statutory income tax rate on income or loss subject to tax	$(17,857)	$(21,085)	$(4,581)
State income tax expense, net of federal tax	(1,313)	(1,222)	6,081
Gross receipts and margin taxes	1,580	1,716	1,847
Foreign rate differential	301	632	647
Effect of permanent differences	(34)	6	(280)
Return to provision adjustments	(278)	1,597	287
Remeasurement of deferred tax assets and liabilities	—	17,080	—
Increase (decrease) in valuation allowance	(253)	(57)	472
Total income tax expense (benefit)	$(17,854)	$(1,333)	$4,473

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of the Company’s deferred tax assets and liabilities from continuing operations (in thousands):

	December 31,
	2018	2017	2016
Property, primarily differences in depreciation and amortization, the basis of land, and the treatment of interest and certain costs	$31,034	$31,691	$28,940
Net operating loss carryforward	20,559	10,720	8,784
Expense accruals and other	2,424	229	(847)
Valuation allowance	(295)	(548)	(606)
Net deferred tax assets	$53,722	$42,092	$36,271
Deferred tax assets and liabilities are included in other assets, net and accounts payable and accrued liabilities, respectively.
At December 31, 2018 the Company had a net operating loss (“NOL”) carryforward of $80 million related to the TRS entities. These amounts can be used to offset future taxable income, if any. If unused, $44 million will begin to expire in 2033. The remainder, totaling $36 million, may be carried forward indefinitely.
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
The Company files numerous U.S. federal, state and local income and franchise tax returns. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local tax examinations by taxing authorities for years prior to 2015.
For the years ended December 31, 2018, 2017, and 2016 the tax basis of the Company’s net assets was less than the reported amounts by $1.4 billion, $1.7 billion, and $2.0 billion, respectively. The difference between the reported amounts and the tax basis was primarily related to the Slough Estates USA, Inc. (“SEUSA”) acquisition, which occurred in 2007. SEUSA was a corporation subject to federal and state income taxes. As a result of this acquisition, the Company succeeded to the tax attributes of SEUSA, including the tax basis in the acquired company’s assets and liabilities.

NOTE 17.	Earnings Per Common Share

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
In December 2018, the Company entered into forward equity sales agreement to sell up to an aggregate of 15.25 million shares of its common stock (see Note 12) by no later than December 13, 2019. The Company expects to settle this agreement with shares of common stock prior to expiration.
The Company considered the potential dilution resulting from the forward equity sales agreement to the calculation of earnings per share. At inception, the agreement does not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to determine the dilution resulting from the forward equity sales agreement during the period of time prior to settlement. As the issuance price under the forward equity sales agreement was greater than the average market price at December 31, 2018, the agreement was anti-dilutive.

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator
Net income (loss) from continuing operations	$1,073,474	$422,634	$374,171
Noncontrolling interests' share in earnings	(12,381)	(8,465)	(12,179)
Net income (loss) attributable to HCP, Inc.	1,061,093	414,169	361,992
Less: Participating securities' share in earnings	(2,669)	(1,156)	(1,198)
Income (loss) from continuing operations applicable to common shares	1,058,424	413,013	360,794
Discontinued operations	—	—	265,755
Net income (loss) applicable to common shares	$1,058,424	$413,013	$626,549

Numerator - Dilutive
Net income (loss) applicable to common shares	$1,058,424	$413,013	$626,549
Add: distributions on dilutive convertible units and other	6,919	—	—
Dilutive net income (loss) available to common shares	$1,065,343	$413,013	$626,549
Denominator
Basic weighted average shares outstanding	470,551	468,759	467,195
Dilutive potential common shares - equity awards	168	176	208
Dilutive potential common shares - DownREIT conversions	4,668	—	—
Diluted weighted average common shares	475,387	468,935	467,403
Basic earnings per common share
Continuing operations	$2.25	$0.88	$0.77
Discontinued operations	—	—	0.57
Net income (loss) applicable to common shares	$2.25	$0.88	$1.34
Diluted earnings per common share
Continuing operations	$2.24	$0.88	$0.77
Discontinued operations	—	—	0.57
Net income (loss) applicable to common shares	$2.24	$0.88	$1.34
For all periods presented in the above table, approximately 1 million equity awards (restricted stock units and stock options) and all shares of common stock issuable pursuant to the settlement of forward equity sales agreement (see discussion above) were not included because they are anti-dilutive. For the years ended December 31, 2018, 2017 and 2016, 2 million, 7 million and 7 million shares, respectively, issuable upon conversion of DownREIT units were not included because they are anti-dilutive.

NOTE 18.	Supplemental Cash Flow Information

The following table summarizes supplemental cash flow information (in thousands):

	Year Ended December 31,
	2018	2017	2016
Supplemental cash flow information:
Interest paid, net of capitalized interest	$275,690	$309,111	$489,453
Income taxes paid	4,480	10,045	13,727
Capitalized interest	21,056	16,937	11,108
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	88,826	67,425	49,999
Non-cash impact of QCP Spin-Off, net	—	—	3,539,584
Securities transferred for debt defeasance	—	—	73,278
Retained equity method investment from U.K. JV transaction	104,922	—	—
Derecognition of U.K. Bridge Loan receivable	147,474	—	—
Consolidation of net assets related to U.K. Bridge Loan	106,457	—	—
Vesting of restricted stock units and conversion of non-managing member units into common stock	537	2,908	6,622
Net noncash impact from the consolidation of previously unconsolidated joint ventures (see Note 4)	68,293	—	—
Deconsolidation of noncontrolling interest in connection with RIDEA II transaction	—	58,061	—
Mortgages and other liabilities assumed with real estate acquisitions	8,457	5,425	82,985
See discussions related to: (i) the Brookdale Transactions in Note 3, (ii) the Spin-Off, RIDEA II transaction and U.K. JV transaction in Note 5, (iii) the U.K. Bridge Loan in Notes 7 and 19, and (iv) the acquisition of the outstanding equity interests in three life science joint ventures in Note 4.
The following table summarizes cash, cash equivalents and restricted cash (in thousands):

	December 31,
	2018	2017
Cash and cash equivalents	$110,790	$55,306
Restricted cash	29,056	26,897
Cash, cash equivalents and restricted cash	$139,846	$82,203

NOTE 19.	Variable Interest Entities

Unconsolidated Variable Interest Entities
At December 31, 2018, the Company had investments in: (i) 48 properties leased to VIE tenants; (ii) four unconsolidated VIE joint ventures; (iii) marketable debt securities of one VIE; and (iv) one loan to a VIE borrower. The Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (CCRC OpCo, Vintage Park Development JV, Waldwick JV and the LLC investment discussed below), it has no formal involvement in these VIEs beyond its investments.
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
The Company holds an 85% ownership interest in a joint venture (Vintage Park Development JV), which has been identified as a VIE as power is shared with a member that does not have a substantive equity investment at risk. The assets of the joint venture primarily consist of a leased property (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of debt-service payments. Any assets generated by the joint venture may only be used to settle its respective contractual obligations (primarily debt service payments).
The Company holds an 85% ownership interest in a development joint venture (Waldwick JV), which has been identified as a VIE as power is shared with a member that does not have a substantive equity investment at risk. The assets of the joint venture primarily consist of an in-progress senior housing facility development project that it owns and cash and cash equivalents; its obligations primarily consist of accounts payable and expense accruals associated with the cost of its development obligations. Any assets generated by the joint venture may only be used to settle its respective contractual obligations (primarily development expenses and debt service payments).
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
The classification of the related assets and liabilities and their maximum loss exposure as a result of the Company’s involvement with these VIEs at December 31, 2018 are presented below (in thousands):

VIE Type	Asset/Liability Type	Maximum Loss Exposure and Carrying Amount(1)
VIE tenants - DFLs(2)	Net investment in DFLs	$600,230
VIE tenants - operating leases(2)	Lease intangibles, net and straight-line rent receivables	7,396
CCRC OpCo	Investments in unconsolidated joint ventures	176,236
Unconsolidated development joint ventures	Investments in unconsolidated joint ventures	15,176
Loan - seller financing	Loans Receivable, net	10,000
CMBS and LLC investment	Marketable debt and cost method investment	34,263
_______________________________________

(1)	The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).

(2)	The Company’s maximum loss exposure may be mitigated by re-leasing the underlying properties to new tenants upon an event of default.
As of December 31, 2018, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls). See Notes 4, 6, 7 and 8 for additional descriptions of the nature, purpose and operating activities of the Company’s unconsolidated VIEs and interests therein.

Consolidated Variable Interest Entities
HCP, Inc.'s consolidated total assets and total liabilities at December 31, 2018 and December 31, 2017 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to HCP, Inc. Total assets at December 31, 2018 and December 31, 2017 include VIE assets as follows (in thousands):

	December 31,
	2018	2017
Assets
Building and improvements	$1,949,582	$2,436,414
Developments in process	39,584	32,285
Land	151,746	227,162
Accumulated depreciation	(398,143)	(542,091)
Net real estate	1,742,769	2,153,770
Investments in and advances to unconsolidated joint ventures	1,550	2,231
Accounts receivable, net	7,904	10,242
Cash and cash equivalents	23,772	15,861
Restricted cash	3,399	2,619
Intangible assets, net	111,333	125,475
Other assets, net	43,149	33,749
Total assets	$1,933,876	$2,343,947
Liabilities
Mortgage debt	$44,598	$45,016
Intangible liabilities, net	19,128	10,672
Accounts payable and accrued expenses	66,736	269,280
Deferred revenue	24,215	14,432
Total liabilities	$154,677	$339,400
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
Vintage Park JV.  The Company holds a 90% ownership interest in and is the managing member of a joint venture entity formed in January 2015 (“Vintage Park JV”) that owns an 85% interest in an unconsolidated development VIE. Upon adoption of ASU 2015-02, the Company classified Vintage Park JV as a VIE due to the non-managing member lacking substantive participation rights in the management of the Vintage Park JV or kick-out rights over the managing member. The Company consolidates Vintage Park JV as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of Vintage Park JV primarily consist of an investment in the Vintage Park Development JV and cash and cash equivalents; its obligations primarily consist of funding the ongoing development of the Vintage Park Development JV. Assets generated by the Vintage Park JV may only be used to settle its contractual obligations (primarily from the funding of the Vintage Park Development JV).
Watertown JV.  The Company holds a 95% ownership interest in and is the managing member of joint venture entities formed in November 2017 that own and operate a senior housing property in a RIDEA structure (“Watertown JV”). Watertown PropCo is a VIE as the Company and the non-managing member share in control of the entity, but substantially all of the entity's activities are performed on behalf of the Company. Watertown OpCo is a VIE as the non-managing member, through its equity interest, lacks substantive participation rights in the management of Watertown OpCo or kick-out rights over the managing member. The Company consolidates Watertown PropCo and Watertown OpCo as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of Watertown PropCo primarily consist of a leased property (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of notes payable to a non-VIE consolidated subsidiary of the Company. The assets of Watertown OpCo primarily consist of leasehold interests in a senior housing facility (operating lease), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to Watertown PropCo and operating expenses of its senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) of the Watertown structure may only be used to settle its contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facilities and debt costs).
Hayden JV.  The Company holds a 99% ownership interest in a joint venture entity formed in December 2017 that owns and leases a life science complex (“Hayden JV”). The Hayden JV is a VIE as the members share in control of the entity, but substantially all of the entity's activities are performed on behalf of the Company. The Company consolidates the Hayden JV as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the Hayden JV primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of debt service payments and capital expenditures for the properties. Assets generated by Hayden JV may only be used to settle its contractual obligations (primarily from capital expenditures).
MSREI JV.  The Company holds a 51% ownership interest in, and is the managing member of, a joint venture entity formed in August 2018 that owns and leases MOBs (the “MSREI JV” - see Note 4). The MSREI JV is a VIE due to the non-managing member lacking substantive participation rights in the management of the joint venture or kick-out rights over the managing member. The Company consolidates the MSREI JV as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of the MSREI JV primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of capital expenditures for the properties. Assets generated by the MSREI JV may only be used to settle its contractual obligations (primarily from capital expenditures).
Consolidated Lessees. The Company leases six senior housing properties to lessee entities under cash flow leases through which the Company receives monthly rent equal to the residual cash flows of the properties. The lessee entities are classified as VIEs as they are "thinly capitalized" entities. The Company consolidates the lessee entities as it has the ability to control the activities that most significantly impact the economic performance of the lessee entities. The lessee entities' assets primarily consist of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to the Company and operating expenses of the senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) may only be used to settle its contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facilities and debt costs).
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
U.K. Bridge Loan.  In 2016, the Company provided a £105 million ($131 million at closing) bridge loan to MMCG to fund the acquisition of a portfolio of seven care homes in the U.K. MMCG created a special purpose entity to acquire the portfolio and funded it entirely using the Company’s bridge loan. As such, the special purpose entity had historically been identified as a VIE because it was “thinly capitalized.” The Company retained a three-year call option to acquire all the shares of the special purpose entity, which it could only exercise upon the occurrence of certain events. During the quarter ended March 31, 2018, the Company concluded that the conditions required to exercise the call option had been met and initiated the call option process to acquire the special purpose entity. In conjunction with initiating the process to legally exercise its call option and the satisfaction of required contingencies, the Company concluded that it was the primary beneficiary of the special purpose entity and therefore, should consolidate the entity. As such, during the quarter ended March 31, 2018, the Company derecognized the previously outstanding loan receivable, recognized the special purpose entity’s assets and liabilities at their respective fair values, and recognized a £29 million ($41 million) loss on consolidation, net of a tax benefit of £2 million ($3 million), to account for the difference between the carrying value of the loan receivable and the fair value of net assets and liabilities assumed. The loss on consolidation is recognized within other income (expense), net and the tax benefit is recognized within income tax benefit (expense). The fair value of net assets and liabilities consolidated during the first quarter of 2018 consisted of £81 million ($114 million) of net real estate, £4 million ($5 million) of intangible assets, and £9 million ($13 million) of net deferred tax liabilities.
In June 2018, the Company completed the exercise of the above-mentioned call option and formally acquired full ownership of the special purpose entity. As such, the Company reconsidered whether the special purpose entity was a VIE and concluded that it was no longer “thinly capitalized” as the previously outstanding bridge loan converted to equity at risk and, therefore, was no longer a VIE. The real estate assets held by the special purpose entity were contributed to the U.K. JV formed by the Company in June 2018 (see Note 5).

NOTE 20.	Concentration of Credit Risk

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
The following tables provide information regarding the Company’s concentrations with respect to Brookdale as a tenant as of and for the periods presented:

	Percentage of Total Assets
	Total Company		Senior Housing Triple-Net
	December 31,		December 31,
Tenant	2018	2017	2018	2017
Brookdale(1)	6	10	27	39

	Percentage of Revenues
	Total Company			Senior Housing Triple-Net
	Year Ended December 31,			Year Ended December 31,
Tenant	2018	2017	2016	2018	2017	2016
Brookdale(1)	6	8	12	38	47	59
_______________________________________

(1)
Excludes senior housing facilities operated by Brookdale in the Company’s SHOP segment as discussed below. Percentages of segment and total company revenues include partial-year revenue earned from senior housing triple-net facilities that were sold during 2018. Accordingly, the percentages of segment and total company revenues are expected to decrease in 2019. The years ended December 31, 2017 and 2016 include revenues from 64 senior housing triple-net facilities that were sold in March 2017.

As of December 31, 2018 and 2017, Brookdale managed or operated, in the Company’s SHOP segment, approximately 7% and 13%, respectively, of the Company’s real estate investments based on total assets. Because an operator manages the Company’s facilities in exchange for the receipt of a management fee, the Company is not directly exposed to the credit risk of its operators in the same manner or to the same extent as its triple-net tenants. As of December 31, 2018, Brookdale provided comprehensive facility management and accounting services with respect to 35 of the Company’s SHOP facilities and 16 SHOP facilities owned by its unconsolidated joint ventures, for which the Company or joint venture pay annual management fees pursuant to long-term management agreements. Most of the management agreements have terms ranging from 10 to 15 years, with three to four 5-year renewals. The base management fees are 4.5% to 5.0% of gross revenues (as defined) generated by the RIDEA facilities. In addition, there are incentive management fees payable to Brookdale if operating results of the RIDEA properties exceed pre-established EBITDAR (as defined) thresholds.
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
To mitigate the credit risk of leasing properties to certain senior housing operators, leases with operators are often combined into portfolios that contain cross-default terms, so that if a tenant of any of the properties in a portfolio defaults on its obligations under its lease, the Company may pursue its remedies under the lease with respect to any of the properties in the portfolio. Certain portfolios also contain terms whereby the net operating profits of the properties are combined for the purpose of securing the funding of rental payments due under each lease.
The following table provides information regarding the Company’s concentrations with respect to certain states; the information provided is presented for the gross assets and revenues that are associated with certain real estate assets as percentages of total Company’s total assets and revenues:

	Percentage of Total Company Assets		Percentage of Total Company Revenues
	December 31,		Year Ended December 31,
State	2018	2017	2018	2017	2016
California	34	31	26	26	26
Texas	16	14	18	17	17

NOTE 21.	Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2018 in the consolidated balance sheets are immaterial.
The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	December 31,
	2018(3)		2017(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$62,998	$62,998	$313,326	$313,242
Marketable debt securities(2)	19,202	19,202	18,690	18,690
Bank line of credit(2)	80,103	80,103	1,017,076	1,017,076
Term loan(2)	—	—	228,288	228,288
Senior unsecured notes(1)	5,258,550	5,302,485	6,396,451	6,737,825
Mortgage debt(2)	138,470	136,161	144,486	125,984
Other debt(2)	90,785	90,785	94,165	94,165
Interest-rate swap liabilities(2)	1,310	1,310	2,483	2,483
Cross currency swap liability(2)	—	—	10,968	10,968
_______________________________________

(1)	Level 1: Fair value calculated based on quoted prices in active markets.

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

(3)	During the years ended December 31, 2018 and 2017, there were no transfers of financial assets or liabilities within the fair value hierarchy.

NOTE 22.	Derivative Financial Instruments

The following table summarizes the Company’s outstanding interest-rate contracts as of December 31, 2018 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Notional	Pay Rate	Receive Rate	Fair Value(1)
Interest rate:
July 2005(2)	July 2020	Cash Flow	$43,000	3.820%	BMA Swap Index	$(1,310)
_____________________________

(1)	Derivative liabilities are recorded in accounts payable and accrued liabilities on the consolidated balance sheets.

(2)	Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.

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
As of December 31, 2018, £55 million of the Company’s GBP-denominated borrowings under the Facility are designated as a hedge of a portion of the Company’s net investments in GBP-functional currency unconsolidated subsidiaries to mitigate its exposure to fluctuations in the GBP to USD exchange rate. For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to USD exchange rate of the instrument is recorded as part of the cumulative translation adjustment component of accumulated other comprehensive income (loss). Accordingly, the remeasurement value of the designated £55 million GBP-denominated borrowings due primarily to fluctuations in the GBP to USD exchange rate are reported in accumulated other comprehensive income (loss) as the hedging relationship is considered to be effective. The balance in accumulated other comprehensive income (loss) (loss of $2 million at December 31, 2018) will be reclassified to earnings when the Company sells its remaining U.K. investments.

NOTE 23.	Selected Quarterly Financial Data (Unaudited)

The following table summarizes selected quarterly information for the years ended December 31, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended 2018
	March 31	June 30	September 30	December 31
Total revenues	$479,197	$469,551	$456,022	$441,919
Income (loss) before income taxes and equity income from investments in unconsolidated joint ventures	37,331	88,375	98,908	833,600
Net income (loss)	43,237	92,928	102,926	834,383
Net income (loss) applicable to HCP, Inc.	40,232	89,942	99,371	831,548
Dividends paid per common share	0.37	0.37	0.37	0.37
Basic earnings per common share	0.08	0.19	0.21	1.75
Diluted earnings per common share	0.08	0.19	0.21	1.73

	Three Months Ended 2017
	March 31	June 30	September 30	December 31
Total revenues	$492,168	$458,928	$454,023	$443,259
Income (loss) before income taxes and equity income from investments in unconsolidated joint ventures	454,746	18,874	(12,263)	(50,957)
Net (loss) income	464,177	22,101	(5,720)	(57,924)
Net (loss) income applicable to HCP, Inc.	461,145	19,383	(7,657)	(58,702)
Dividends paid per common share	0.37	0.37	0.37	0.37
Basic earnings per common share	0.98	0.04	(0.02)	(0.13)
Diluted earnings per common share	0.97	0.04	(0.02)	(0.13)
The above selected quarterly financial data includes the following significant transactions:
2018

•	During the quarter ended December 31, 2018, the Company sold its Shoreline Technology Center life science campus for $1.0 billion and recognized a gain on sale of $726 million.

•
During the quarter ended December 31, 2018, the Company acquired the outstanding equity interests in three life science joint ventures for $92 million and recognized a gain on consolidation of $50 million.

•
During the quarter ended December 31, 2018, the Company sold 19 senior housing assets (11 senior housing triple-net assets and eight SHOP assets) for $377 million and recognized gain on sales of $40 million.

•	During the quarter ended December 31, 2018, the Company recognized impairment charges of $33 million related to four underperforming SHOP assets.

•	During the quarter ended September 30, 2018, the Company repurchased $700 million of its 5.375% senior notes due 2021 and recorded a $44 million loss on debt extinguishment.

•	During the quarter ended March 31, 2018, The Company recognized a £29 million ($41 million) loss on consolidation related to the U.K. Bridge Loan (see Notes 7 and 19).

2017

•
During the quarter ended December 31, 2017, the Company recognized a $20 million net reduction of rental and related revenues and $35 million of operating expense related to the Brookdale Transactions.

•	During the quarter ended December 31, 2017, the Company recorded an impairment charge of $84 million related to the Tandem Mezzanine Loan.

•	During the quarter ended December 31, 2017, the Company recognized a tax expense of $17 million due to a remeasurement of deferred tax assets and liabilities.

•	During the quarter ended September 30, 2017, the Company repurchased $500 million of its 5.375% senior notes due 2021 and recorded a $54 million loss on debt extinguishment.

•	During the quarter ended June 30, 2017, the Company recorded an impairment charge of $57 million related to the Tandem Mezzanine Loan.

•	During the quarter ended March 31, 2017, the Company deconsolidated the net assets of RIDEA II and recognized a net gain on sale of $99 million.

•	During the quarter ended March 31, 2017, the Company sold 64 senior housing triple-net assets, resulting in a net gain on sale of $170 million.

•	During the quarter ended March 31, 2017, the Company sold its Four Seasons Notes, which generated a £42 million ($51 million) gain on sale.

Schedule II: Valuation and Qualifying Accounts

Allowance Accounts(1)		Additions		Deductions
Year Ended December 31,	Balance at Beginning of Year	Amounts Charged Against Operations, net	Acquired Properties	Uncollectible Accounts Written-off	Dispositions	Balance at End of Year
2018	$169,374	$4,105	$—	$(1,887)	$(143,795)	$27,797
2017	29,518	144,135	—	(2,732)	(1,547)	169,374
2016	36,180	1,177	—	(2,843)	(4,996)	29,518
_______________________________________

(1)	Includes allowance for doubtful accounts, straight-line rent reserves, and allowances for loan and direct financing lease losses (see Note 6 to the Consolidated Financial Statements).

Schedule III: Real Estate and Accumulated Depreciation

			Encumbrances at December 31, 2018	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2018			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
Senior housing triple-net
1107	Huntsville	AL	$—	$307	$5,813	$—	$307	$5,453	$5,760	$(1,670)	2006
0786	Douglas	AZ	—	110	703	—	110	703	813	(385)	2005
0518	Tucson	AZ	—	2,350	24,037	—	2,350	24,037	26,387	(12,219)	2002
1238	Beverly Hills	CA	—	9,872	32,590	9,257	9,872	38,972	48,844	(11,638)	2006
0883	Carmichael	CA	—	4,270	13,846	—	4,270	13,236	17,506	(3,998)	2006
2204	Chino Hills	CA	—	3,720	41,183	—	3,720	41,183	44,903	(6,307)	2014
0851	Citrus Heights	CA	—	1,180	8,367	—	1,180	8,037	9,217	(3,370)	2006
0790	Concord	CA	25,000	6,010	39,601	—	6,010	38,301	44,311	(12,835)	2005
0787	Dana Point	CA	—	1,960	15,946	—	1,960	15,466	17,426	(5,187)	2005
0798	Escondido	CA	14,340	5,090	24,253	—	5,090	23,353	28,443	(7,833)	2005
0791	Fremont	CA	—	2,360	11,672	—	2,360	11,192	13,552	(3,754)	2005
0788	Granada Hills	CA	—	2,200	18,257	—	2,200	17,637	19,837	(5,916)	2005
0227	Lodi	CA	—	732	5,453	—	732	5,453	6,185	(3,164)	1997
0226	Murietta	CA	—	435	5,729	—	435	5,729	6,164	(3,257)	1997
1165	Northridge	CA	—	6,718	26,309	2,820	6,752	27,890	34,642	(9,012)	2006
0789	Pleasant Hill	CA	6,270	2,480	21,333	—	2,480	20,633	23,113	(6,921)	2005
2205	Roseville	CA	—	3,844	33,527	—	3,844	33,527	37,371	(5,038)	2014
0793	South San Francisco	CA	—	3,000	16,586	—	3,000	16,056	19,056	(5,380)	2005
0792	Ventura	CA	—	2,030	17,379	—	2,030	16,749	18,779	(5,618)	2005
0512	Denver	CO	—	2,810	36,021	1,885	2,810	37,686	40,496	(18,826)	2002
1000	Greenwood Village	CO	—	3,367	43,610	2,894	3,367	45,708	49,075	(13,295)	2006
0861	Apopka	FL	—	920	4,816	994	920	5,710	6,630	(2,073)	2006
0852	Boca Raton	FL	—	4,730	17,532	5,471	4,730	22,391	27,121	(8,375)	2006
2467	Ft Myers	FL	—	2,782	21,827	—	2,782	21,827	24,609	(2,400)	2016
1095	Gainesville	FL	—	1,221	12,226	83	1,221	12,084	13,305	(3,675)	2006
0490	Jacksonville	FL	—	3,250	25,936	6,170	3,250	32,106	35,356	(13,791)	2002
1096	Jacksonville	FL	—	1,587	15,616	65	1,587	15,363	16,950	(4,685)	2006
1017	Palm Harbor	FL	—	1,462	16,774	696	1,462	17,084	18,546	(5,277)	2006
0802	St. Augustine	FL	—	830	11,627	1,471	830	12,698	13,528	(4,887)	2005
1097	Tallahassee	FL	—	1,331	19,039	123	1,331	18,818	20,149	(5,725)	2006
1605	Vero Beach	FL	—	700	16,234	—	700	15,484	16,184	(3,539)	2010
1257	Vero Beach	FL	—	2,035	34,993	201	2,035	33,634	35,669	(10,298)	2006
2165	Hartwell	GA	—	368	6,337	320	368	6,657	7,025	(1,235)	2012
2066	Lawrenceville	GA	—	581	2,669	576	581	3,245	3,826	(860)	2012
1241	Lilburn	GA	—	907	17,340	370	907	17,125	18,032	(5,296)	2006
2086	Newnan	GA	—	1,227	4,202	533	1,227	4,735	5,962	(1,183)	2012
1005	Oak Park	IL	—	3,476	35,259	1,862	3,476	36,575	40,051	(10,507)	2006
1162	Orland Park	IL	—	2,623	23,154	1,732	2,623	24,111	26,734	(7,514)	2006
1237	Wilmette	IL	—	1,100	9,373	791	1,100	9,940	11,040	(3,091)	2006
2115	Murray	KY	—	288	7,400	319	288	7,719	8,007	(1,574)	2012
1249	Frederick	MD	—	609	9,158	1,217	609	9,811	10,420	(2,948)	2006
0546	Cape Elizabeth	ME	—	630	3,524	93	630	3,617	4,247	(1,428)	2003
0545	Saco	ME	—	80	2,363	155	80	2,518	2,598	(991)	2003
1258	Auburn Hills	MI	—	2,281	10,692	—	2,281	10,692	12,973	(3,274)	2006
1248	Farmington Hills	MI	—	1,013	12,119	968	1,013	12,435	13,448	(3,928)	2006
1259	Sterling Heights	MI	—	1,593	11,500	—	1,593	11,181	12,774	(3,424)	2006
1235	Des Peres	MO	—	4,361	20,664	1,333	4,361	21,379	25,740	(6,385)	2006
1236	Richmond Heights	MO	—	1,744	24,232	413	1,744	23,961	25,705	(7,364)	2006
0853	St. Louis	MO	—	2,500	20,343	—	2,500	19,853	22,353	(8,327)	2006
0878	Charlotte	NC	—	710	9,559	—	710	9,159	9,869	(2,767)	2006
2465	Charlotte	NC	—	1,373	10,774	—	1,373	10,774	12,147	(1,185)	2016
2468	Franklin	NC	—	1,082	8,489	—	1,082	8,489	9,571	(933)	2016
2466	Raeford	NC	—	1,304	10,230	—	1,304	10,230	11,534	(1,125)	2016
1254	Raleigh	NC	—	1,191	11,532	1,198	1,191	12,182	13,373	(3,572)	2006
1239	Cresskill	NJ	—	4,684	53,927	618	4,684	53,503	58,187	(16,460)	2006
0734	Hillsborough	NJ	—	1,042	10,042	796	1,042	10,372	11,414	(3,485)	2005
1242	Madison	NJ	—	3,157	19,909	252	3,157	19,523	22,680	(5,969)	2006
1231	Saddle River	NJ	—	1,784	15,625	754	1,784	15,710	17,494	(4,848)	2006
0796	Las Vegas	NV	—	1,960	5,816	—	1,960	5,426	7,386	(1,820)	2005
1252	Brooklyn	NY	—	8,117	23,627	1,198	8,117	23,669	31,786	(7,319)	2006
1256	Brooklyn	NY	—	5,215	39,052	1,290	5,215	39,312	44,527	(12,230)	2006
1253	Youngstown	OH	—	695	10,444	760	695	10,824	11,519	(3,478)	2006
2131	Keizer	OR	2,262	551	6,454	—	551	6,454	7,005	(1,136)	2013
2152	McMinnville	OR	—	3,203	24,909	5,839	3,203	29,253	32,456	(6,757)	2012
2089	Newberg	OR	—	1,889	16,855	874	1,889	17,729	19,618	(3,025)	2012
2133	Portland	OR	—	1,615	12,030	189	1,615	12,219	13,834	(1,926)	2012
2050	Redmond	OR	—	1,229	21,921	844	1,229	22,765	23,994	(3,594)	2012
2084	Roseburg	OR	—	1,042	12,090	145	1,042	12,235	13,277	(2,305)	2012
2134	Scappoose	OR	—	353	1,258	17	353	1,275	1,628	(317)	2012
2153	Scappoose	OR	—	971	7,116	162	971	7,278	8,249	(1,584)	2012
2088	Tualatin	OR	—	—	6,326	396	—	6,722	6,722	(1,687)	2012
2180	Windfield Village	OR	2,456	580	9,817	—	580	9,817	10,397	(1,723)	2013
1163	Haverford	PA	—	16,461	108,816	14,337	16,461	118,289	134,750	(37,303)	2006
2063	Selinsgrove	PA	—	529	9,111	255	529	9,366	9,895	(1,971)	2012
1973	South Kingstown	RI	—	1,390	12,551	630	1,390	12,918	14,308	(3,660)	2011
1975	Tiverton	RI	—	3,240	25,735	651	3,240	25,939	29,179	(7,152)	2011
1104	Aiken	SC	—	357	14,832	151	363	14,395	14,758	(4,447)	2006
1109	Columbia	SC	—	408	7,527	131	412	7,411	7,823	(2,311)	2006
0306	Georgetown	SC	—	239	3,008	—	239	3,008	3,247	(1,303)	1998
0879	Greenville	SC	—	1,090	12,558	—	1,090	12,058	13,148	(3,642)	2006

			Encumbrances at December 31, 2018	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2018			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
0305	Lancaster	SC	—	84	2,982	—	84	2,982	3,066	(1,208)	1998
0880	Myrtle Beach	SC	—	900	10,913	—	900	10,513	11,413	(3,176)	2006
0312	Rock Hill	SC	—	203	2,671	—	203	2,671	2,874	(1,136)	1998
1113	Rock Hill	SC	—	695	4,119	322	795	4,074	4,869	(1,440)	2006
0313	Sumter	SC	—	196	2,623	—	196	2,623	2,819	(1,136)	1998
2073	Kingsport	TN	—	1,113	8,625	335	1,113	8,960	10,073	(1,732)	2012
1003	Nashville	TN	—	812	16,983	2,524	812	18,759	19,571	(5,180)	2006
0843	Abilene	TX	—	300	2,830	—	300	2,710	3,010	(853)	2006
2107	Amarillo	TX	—	1,315	26,838	894	1,315	27,732	29,047	(4,649)	2012
0511	Austin	TX	—	2,960	41,645	—	2,960	41,645	44,605	(21,169)	2002
2075	Bedford	TX	—	1,204	26,845	1,704	1,204	28,549	29,753	(5,120)	2012
0844	Burleson	TX	—	1,050	5,242	—	1,050	4,902	5,952	(1,542)	2006
0848	Cedar Hill	TX	—	1,070	11,554	—	1,070	11,104	12,174	(3,493)	2006
1325	Cedar Hill	TX	—	440	7,494	—	440	6,974	7,414	(2,048)	2007
1106	Houston	TX	—	1,008	15,333	183	1,020	14,955	15,975	(4,601)	2006
0845	North Richland Hills	TX	—	520	5,117	—	520	4,807	5,327	(1,512)	2006
0846	North Richland Hills	TX	—	870	9,259	—	870	8,819	9,689	(3,171)	2006
2162	Portland	TX	—	1,233	14,001	3,027	1,233	17,028	18,261	(3,484)	2012
2116	Sherman	TX	—	209	3,492	187	209	3,679	3,888	(787)	2012
0847	Waxahachie	TX	—	390	3,879	—	390	3,659	4,049	(1,151)	2006
2470	Abingdon	VA	—	1,584	12,431	—	1,584	12,431	14,015	(1,367)	2016
1244	Arlington	VA	—	3,833	7,076	940	3,833	7,573	11,406	(2,456)	2006
1245	Arlington	VA	—	7,278	37,407	3,543	7,278	39,779	47,057	(12,340)	2006
0881	Chesapeake	VA	—	1,090	12,444	—	1,090	11,944	13,034	(3,608)	2006
1247	Falls Church	VA	—	2,228	8,887	969	2,228	9,522	11,750	(3,051)	2006
1164	Fort Belvoir	VA	—	11,594	99,528	12,927	11,594	109,472	121,066	(35,474)	2006
1250	Leesburg	VA	—	607	3,236	275	607	3,296	3,903	(3,415)	2006
1246	Sterling	VA	—	2,360	22,932	1,279	2,360	23,297	25,657	(7,241)	2006
0225	Woodbridge	VA	—	950	6,983	1,652	950	8,460	9,410	(3,916)	1997
2095	College Place	WA	—	758	8,051	720	758	8,771	9,529	(1,814)	2012
1240	Edmonds	WA	—	1,418	16,502	155	1,418	16,138	17,556	(4,953)	2006
0797	Kirkland	WA	—	1,000	13,403	—	1,000	13,043	14,043	(4,375)	2005
1251	Mercer Island	WA	—	4,209	8,123	640	4,209	8,253	12,462	(2,575)	2006
2096	Poulsbo	WA	—	1,801	18,068	231	1,801	18,299	20,100	(3,288)	2012
2102	Richland	WA	—	249	5,067	138	249	5,205	5,454	(926)	2012
0794	Shoreline	WA	—	1,590	10,671	—	1,590	10,261	11,851	(3,442)	2005
0795	Shoreline	WA	—	4,030	26,421	—	4,030	25,651	29,681	(8,542)	2005
2061	Vancouver	WA	—	513	4,556	263	513	4,819	5,332	(1,092)	2012
2062	Vancouver	WA	—	1,498	9,997	211	1,498	10,207	11,705	(1,787)	2012
			$50,328	$243,697	$1,955,332	$107,418	$243,853	$2,011,624	$2,255,477	$(604,961)

			Encumbrances at December 31, 2018	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2018			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
Senior housing operating portfolio
1974	Sun City	AZ	$—	$2,640	$33,223	$3,260	$2,640	$35,953	$38,593	$(10,613)	2011
1965	Fresno	CA	—	1,730	31,918	2,583	1,730	34,071	35,801	(9,839)	2011
2593	Irvine	CA	—	8,220	14,104	3,191	8,220	16,755	24,975	(3,846)	2006
2792	Santa Rosa	CA	—	3,582	21,113	2,314	3,627	22,087	25,714	(6,971)	2006
1966	Sun City	CA	—	2,650	22,709	4,471	2,650	26,725	29,375	(8,704)	2011
2505	Arvada	CO	—	1,788	29,896	1,744	1,788	31,640	33,428	(3,885)	2015
2506	Boulder	CO	—	2,424	36,746	2,064	2,424	38,810	41,234	(3,546)	2015
2515	Denver	CO	—	2,311	18,645	2,204	2,311	20,849	23,160	(3,673)	2015
2508	Lakewood	CO	—	4,384	60,795	2,244	4,384	63,039	67,423	(7,050)	2015
2509	Lakewood	CO	—	2,296	37,236	1,815	2,296	39,051	41,347	(3,664)	2015
2782	Glastonbury	CT	—	1,658	16,046	653	1,658	16,699	18,357	(3,148)	2012
2783	Torrington	CT	—	166	11,001	4,637	166	15,228	15,394	(4,941)	2005
2603	Boca Raton	FL	—	2,415	17,923	2,062	2,415	18,960	21,375	(5,124)	2006
1963	Boynton Beach	FL	—	2,550	31,521	4,971	2,550	35,827	38,377	(11,022)	2011
1964	Boynton Beach	FL	—	570	5,649	2,550	570	8,006	8,576	(3,052)	2011
2602	Boynton Beach	FL	—	1,270	4,773	4,124	1,270	7,123	8,393	(1,589)	2003
2520	Clearwater	FL	—	2,250	2,627	2,284	2,250	4,331	6,581	(1,353)	2015
2604	Coconut Creek	FL	—	2,461	16,006	3,026	2,461	17,598	20,059	(4,568)	2006
2601	Delray Beach	FL	—	850	6,637	3,139	850	8,863	9,713	(2,587)	2002
2517	Ft Lauderdale	FL	—	2,867	43,126	4,806	2,867	47,776	50,643	(6,847)	2015
2592	Lantana	FL	—	3,520	26,452	1,317	3,520	26,969	30,489	(10,731)	2006
2522	Lutz	FL	—	902	15,169	2,494	902	17,663	18,565	(1,759)	2015
2523	Orange City	FL	—	912	9,724	1,320	912	11,044	11,956	(1,599)	2015
2775	Port Orange	FL	—	2,340	9,898	1,498	2,340	10,875	13,215	(3,737)	2005
2524	Port St Lucie	FL	—	893	10,333	1,319	893	11,652	12,545	(1,802)	2015
1971	Sarasota	FL	—	3,050	29,516	7,938	3,050	37,025	40,075	(11,489)	2011
2861	Springtree	FL	—	1,066	15,874	1,451	1,066	8,429	9,495	(3,258)	2013
2526	Tamarac	FL	—	970	16,037	1,577	970	17,614	18,584	(1,943)	2015
2527	Vero Beach	FL	—	1,048	17,392	1,762	1,048	19,154	20,202	(2,124)	2015
2858	Canton	GA	—	401	17,888	473	401	6,609	7,010	(2,881)	2012
2859	Bufford	GA	—	562	3,604	500	562	4,104	4,666	(994)	2015
2860	Bufford	GA	—	536	3,142	343	536	3,485	4,021	(803)	2012
2200	Deer Park	IL	—	4,172	2,417	44,603	4,229	44,546	48,775	(3,584)	2014
1961	Olympia Fields	IL	—	4,120	29,400	4,420	4,120	33,294	37,414	(9,914)	2011
1952	Vernon Hills	IL	—	4,900	45,854	7,677	4,900	52,835	57,735	(16,017)	2011
2595	Indianapolis	IN	—	1,197	7,718	1,092	1,197	8,578	9,775	(2,448)	2006
2596	W Lafayette	IN	—	813	10,876	1,432	813	8,011	8,824	(3,433)	2006

			Encumbrances at December 31, 2018	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2018			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
2778	Louisville	KY	—	1,499	26,252	734	1,513	26,138	27,651	(7,869)	2006
2787	Plymouth	MA	—	2,434	9,027	1,033	2,438	9,260	11,698	(2,855)	2006
2746	Watertown	MA	—	8,828	29,317	203	8,828	29,520	38,348	(923)	2017
2583	Ellicott City	MD	18,985	3,607	31,720	1,626	3,607	33,346	36,953	(2,413)	2016
2584	Hanover	MD	8,839	4,513	25,625	1,208	4,513	26,833	31,346	(1,907)	2016
2585	Laurel	MD	5,733	3,895	13,331	1,279	3,895	14,610	18,505	(1,381)	2016
2541	Olney	MD	—	1,580	33,802	228	1,580	34,030	35,610	(3,309)	2015
2586	Parkville	MD	20,485	3,854	29,061	1,209	3,854	30,270	34,124	(2,558)	2016
2587	Waldorf	MD	8,289	392	20,514	868	392	21,382	21,774	(1,507)	2016
2788	Westminster	MD	—	768	5,251	1,963	768	6,902	7,670	(2,908)	1998
2776	Mooresville	NC	—	2,538	37,617	2,114	2,538	39,731	42,269	(6,653)	2012
2780	Cherry Hill	NJ	—	2,420	11,042	2,545	2,420	13,037	15,457	(4,374)	2010
2781	Manahawkin	NJ	—	921	9,927	891	921	10,352	11,273	(3,544)	2005
2779	Voorhees Township	NJ	—	900	7,629	934	900	8,224	9,124	(3,542)	1998
2589	Albuquerque	NM	—	767	9,324	539	767	9,364	10,131	(4,322)	1996
2516	Centerville	OH	—	1,065	10,901	1,658	1,065	12,559	13,624	(2,337)	2015
2512	Cincinnati	OH	—	1,180	6,157	2,702	1,180	8,859	10,039	(2,137)	2015
2597	Fairborn	OH	—	298	10,704	3,983	298	14,456	14,754	(4,140)	2006
2789	Portland	OR	—	—	16,087	486	—	16,573	16,573	(2,512)	2012
1962	Warwick	RI	—	1,050	17,389	5,807	1,050	22,841	23,891	(6,867)	2011
2401	Germantown	TN	—	3,640	64,588	528	3,640	65,116	68,756	(7,538)	2015
2784	Arlington	TX	—	2,494	12,192	576	2,540	12,012	14,552	(3,622)	2006
2608	Arlington	TX	—	2,002	19,110	239	2,002	18,968	20,970	(5,553)	2006
2531	Austin	TX	—	607	15,972	573	607	16,545	17,152	(1,624)	2015
2786	Friendswood	TX	—	400	7,354	723	400	7,756	8,156	(2,776)	2002
2529	Grand Prairie	TX	—	865	10,650	1,395	865	12,045	12,910	(1,728)	2015
1955	Houston	TX	—	9,820	50,079	11,978	9,820	60,746	70,566	(19,773)	2011
1957	Houston	TX	—	8,170	37,285	6,545	8,170	42,999	51,169	(13,451)	2011
2785	Houston	TX	—	835	7,195	671	835	7,866	8,701	(3,557)	1997
2402	Houston	TX	—	1,740	32,057	153	1,740	32,210	33,950	(3,840)	2015
2606	Houston	TX	—	2,470	21,710	4,132	2,470	24,992	27,462	(11,297)	2002
2530	N Richland Hills	TX	—	1,190	17,756	1,493	1,190	19,249	20,439	(2,434)	2015
2532	San Antonio	TX	—	613	5,874	1,027	613	6,901	7,514	(1,367)	2015
2607	San Antonio	TX	—	730	3,961	421	730	4,067	4,797	(1,500)	2002
2533	San Marcos	TX	—	765	18,175	996	765	19,171	19,936	(1,980)	2015
1954	Sugar Land	TX	—	3,420	36,846	6,275	3,420	42,422	45,842	(13,190)	2011
2510	Temple	TX	—	2,354	52,859	1,384	2,354	54,243	56,597	(5,438)	2015
2400	Victoria	TX	—	1,032	7,743	2,406	1,032	9,253	10,285	(1,347)	2015
2605	Victoria	TX	—	175	4,290	5,589	175	8,424	8,599	(2,878)	1995
1953	Webster	TX	—	4,780	30,854	8,547	4,780	35,409	40,189	(9,958)	2011
2582	Fredericksburg	VA	—	2,370	19,725	157	2,370	19,882	22,252	(1,260)	2016
2581	Leesburg	VA	12,039	1,340	17,605	1,054	1,340	18,659	19,999	(1,304)	2016
2514	Richmond	VA	—	2,981	54,203	2,437	2,981	56,640	59,621	(5,253)	2015
2777	Sterling	VA	—	1,046	15,788	599	1,046	16,378	17,424	(2,690)	2012
2790	Bellevue	WA	—	3,734	16,171	775	3,737	16,224	19,961	(5,014)	2006
2791	Kenmore	WA	—	3,284	16,641	694	3,284	17,335	20,619	(2,954)	2012
2745	Madison	WI	—	834	10,050	449	834	10,499	11,333	(2,116)	2012
			$74,370	$186,684	$1,700,398	$233,184	$186,853	$1,875,576	$2,062,429	$(388,038)

			Encumbrances at December 31, 2018	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2018			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
Life science
1483	Brisbane	CA	$—	$8,498	$500	$5,740	$8,498	$6,240	$14,738	$—	2007
1484	Brisbane	CA	—	11,331	689	8,775	11,331	9,464	20,795	—	2007
1485	Brisbane	CA	—	11,331	600	7,648	11,331	8,248	19,579	—	2007
1486	Brisbane	CA	—	11,331	—	75,700	11,331	75,700	87,031	—	2007
1487	Brisbane	CA	—	8,498	—	6,940	8,498	6,940	15,438	—	2007
1401	Hayward	CA	—	900	7,100	1,746	900	7,992	8,892	(2,077)	2007
1402	Hayward	CA	—	1,500	6,400	3,682	1,719	9,863	11,582	(4,881)	2007
1403	Hayward	CA	—	1,900	7,100	4,722	1,900	11,568	13,468	(3,734)	2007
1404	Hayward	CA	—	2,200	17,200	1,402	2,200	18,602	20,802	(4,987)	2007
1405	Hayward	CA	—	1,000	3,200	7,478	1,000	10,678	11,678	(7,239)	2007
1549	Hayward	CA	—	1,006	4,259	3,463	1,055	6,409	7,464	(3,005)	2007
1550	Hayward	CA	—	677	2,761	5,583	710	2,836	3,546	(1,695)	2007
1551	Hayward	CA	—	661	1,995	4,632	693	5,489	6,182	(3,885)	2007
1552	Hayward	CA	—	1,187	7,139	1,346	1,222	8,094	9,316	(3,874)	2007
1553	Hayward	CA	—	1,189	9,465	7,361	1,225	16,265	17,490	(6,377)	2007
1554	Hayward	CA	—	1,246	5,179	3,332	1,283	7,599	8,882	(3,070)	2007
1555	Hayward	CA	—	1,521	13,546	6,401	1,566	19,888	21,454	(8,316)	2007
1556	Hayward	CA	—	1,212	5,120	3,661	1,249	5,828	7,077	(2,324)	2007
1424	La Jolla	CA	—	9,600	25,283	9,309	9,719	32,286	42,005	(10,326)	2007
1425	La Jolla	CA	—	6,200	19,883	431	6,276	20,228	26,504	(5,764)	2007
1426	La Jolla	CA	—	7,200	12,412	12,379	7,287	21,690	28,977	(6,393)	2007
1427	La Jolla	CA	—	8,700	16,983	6,273	8,767	21,894	30,661	(8,488)	2007
1949	La Jolla	CA	—	2,686	11,045	769	2,686	11,474	14,160	(3,106)	2011
2229	La Jolla	CA	—	8,753	32,528	7,427	8,777	39,791	48,568	(5,363)	2014
1470	Poway	CA	—	5,826	12,200	6,048	5,826	12,542	18,368	(3,515)	2007
1471	Poway	CA	—	5,978	14,200	4,253	5,978	14,200	20,178	(4,053)	2007
1472	Poway	CA	—	8,654	—	11,906	8,654	11,906	20,560	(1,692)	2007
1473	Poway	CA	—	11,024	2,405	26,213	11,024	28,618	39,642	—	2007
1474	Poway	CA	—	5,051	—	8,345	5,051	8,345	13,396	—	2007
1475	Poway	CA	—	5,655	—	9,051	5,655	9,051	14,706	—	2007
1478	Poway	CA	—	6,700	14,400	6,145	6,700	14,400	21,100	(4,110)	2007
1499	Redwood City	CA	—	3,400	5,500	2,631	3,407	7,231	10,638	(2,881)	2007
1500	Redwood City	CA	—	2,500	4,100	1,220	2,506	4,563	7,069	(1,657)	2007
1501	Redwood City	CA	—	3,600	4,600	860	3,607	5,024	8,631	(1,892)	2007
1502	Redwood City	CA	—	3,100	5,100	954	3,107	5,801	8,908	(2,157)	2007
1503	Redwood City	CA	—	4,800	17,300	3,794	4,818	21,076	25,894	(6,984)	2007
1504	Redwood City	CA	—	5,400	15,500	10,450	5,418	25,932	31,350	(4,889)	2007
1505	Redwood City	CA	—	3,000	3,500	826	3,006	4,115	7,121	(1,842)	2007
1506	Redwood City	CA	—	6,000	14,300	14,556	6,018	28,230	34,248	(6,207)	2007
1507	Redwood City	CA	—	1,900	12,800	13,559	1,912	26,347	28,259	(8,935)	2007
1508	Redwood City	CA	—	2,700	11,300	12,120	2,712	23,408	26,120	(7,055)	2007
1509	Redwood City	CA	—	2,700	10,900	10,476	2,712	20,841	23,553	(8,950)	2007
1510	Redwood City	CA	—	2,200	12,000	5,515	2,212	13,621	15,833	(3,912)	2007
1511	Redwood City	CA	—	2,600	9,300	2,031	2,612	10,764	13,376	(2,992)	2007
1512	Redwood City	CA	—	3,300	18,000	12,425	3,300	30,425	33,725	(9,824)	2007
1513	Redwood City	CA	—	3,300	17,900	14,794	3,326	32,668	35,994	(11,920)	2007
0678	San Diego	CA	—	2,603	11,051	3,143	2,603	14,194	16,797	(4,995)	2002
0679	San Diego	CA	—	5,269	23,566	21,860	5,669	41,726	47,395	(13,463)	2002
0837	San Diego	CA	—	4,630	2,028	8,982	4,630	7,850	12,480	(4,139)	2006
0838	San Diego	CA	—	2,040	903	5,111	2,040	6,014	8,054	(2,710)	2006
0839	San Diego	CA	—	3,940	3,184	5,733	4,047	5,591	9,638	(2,245)	2006
0840	San Diego	CA	—	5,690	4,579	789	5,830	4,802	10,632	(1,747)	2006
1418	San Diego	CA	—	11,700	31,243	6,408	11,700	37,651	49,351	(14,414)	2007
1420	San Diego	CA	—	6,524	—	5,327	6,524	5,327	11,851	—	2007
1421	San Diego	CA	—	7,000	33,779	1,209	7,000	34,988	41,988	(10,073)	2007
1422	San Diego	CA	—	7,179	3,687	4,681	7,336	8,211	15,547	(2,911)	2007
1423	San Diego	CA	—	8,400	33,144	466	8,400	33,610	42,010	(9,467)	2007
1514	San Diego	CA	—	5,200	—	—	5,200	—	5,200	—	2007
1558	San Diego	CA	—	7,740	22,654	3,461	7,888	24,736	32,624	(7,051)	2007
1947	San Diego	CA	—	2,581	10,534	4,164	2,581	14,698	17,279	(3,905)	2011
1948	San Diego	CA	—	5,879	25,305	2,619	5,879	26,741	32,620	(7,767)	2011
2197	San Diego	CA	—	7,621	3,913	8,150	7,626	10,767	18,393	(2,868)	2007
2476	San Diego	CA	—	7,661	9,918	5,388	7,661	15,306	22,967	(194)	2016
2477	San Diego	CA	—	9,207	14,613	6,543	9,207	21,156	30,363	(1,779)	2016
2478	San Diego	CA	—	6,000	—	517	6,000	517	6,517	—	2016
2617	San Diego	CA	—	2,734	5,195	8,494	2,734	13,689	16,423	—	2017
2618	San Diego	CA	—	4,100	12,395	69	4,100	12,464	16,564	(860)	2017
2622	San Diego	CA	—	—	—	5,899	—	5,899	5,899	—	2004
2872	San Diego	CA	—	10,120	38,351	1,265	10,120	39,616	49,736	(121)	2018
2873	San Diego	CA	—	6,052	14,122	—	6,052	14,122	20,174	(52)	2018
1407	South San Francisco	CA	—	7,182	12,140	9,752	7,186	13,134	20,320	(4,173)	2007
1408	South San Francisco	CA	—	9,000	17,800	1,460	9,000	18,237	27,237	(5,160)	2007
1409	South San Francisco	CA	—	18,000	38,043	5,248	18,000	43,291	61,291	(12,226)	2007
1410	South San Francisco	CA	—	4,900	18,100	6,506	4,900	24,606	29,506	(5,067)	2007
1411	South San Francisco	CA	—	8,000	27,700	2,812	8,000	30,512	38,512	(7,701)	2007
1412	South San Francisco	CA	—	10,100	22,521	2,222	10,100	24,504	34,604	(6,981)	2007
1413	South San Francisco	CA	—	8,000	28,299	7,826	8,000	36,125	44,125	(8,450)	2007
1414	South San Francisco	CA	—	3,700	20,800	2,248	3,700	22,845	26,545	(6,881)	2007
1430	South San Francisco	CA	—	10,700	23,621	9,224	10,700	31,485	42,185	(6,318)	2007
1431	South San Francisco	CA	—	7,000	15,500	5,096	7,000	20,596	27,596	(4,608)	2007
1435	South San Francisco	CA	—	13,800	42,500	37,058	13,800	79,558	93,358	(22,319)	2008
1436	South San Francisco	CA	—	14,500	45,300	36,935	14,500	82,235	96,735	(22,804)	2008
1437	South San Francisco	CA	—	9,400	24,800	50,276	9,400	73,506	82,906	(18,430)	2008

			Encumbrances at December 31, 2018	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2018			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
1439	South San Francisco	CA	—	11,900	68,848	95	11,900	68,943	80,843	(19,674)	2007
1440	South San Francisco	CA	—	10,000	57,954	448	10,000	58,402	68,402	(16,543)	2007
1441	South San Francisco	CA	—	9,300	43,549	8	9,300	43,557	52,857	(12,432)	2007
1442	South San Francisco	CA	—	11,000	47,289	91	11,000	47,380	58,380	(13,561)	2007
1443	South San Francisco	CA	—	13,200	60,932	2,642	13,200	63,574	76,774	(17,643)	2007
1444	South San Francisco	CA	—	10,500	33,776	360	10,500	34,136	44,636	(9,874)	2007
1445	South San Francisco	CA	—	10,600	34,083	9	10,600	34,092	44,692	(9,730)	2007
1458	South San Francisco	CA	—	10,900	20,900	8,704	10,909	24,372	35,281	(8,268)	2007
1459	South San Francisco	CA	—	3,600	100	276	3,600	376	3,976	(94)	2007
1460	South San Francisco	CA	—	2,300	100	145	2,300	245	2,545	(100)	2007
1461	South San Francisco	CA	—	3,900	200	267	3,900	467	4,367	(200)	2007
1462	South San Francisco	CA	—	7,117	600	4,939	7,117	5,191	12,308	(2,438)	2007
1463	South San Francisco	CA	—	10,381	2,300	20,647	10,381	20,599	30,980	(4,210)	2007
1464	South San Francisco	CA	—	7,403	700	11,638	7,403	7,987	15,390	(1,670)	2007
1468	South San Francisco	CA	—	10,100	24,013	4,774	10,100	26,642	36,742	(8,863)	2007
1480	South San Francisco	CA	—	32,210	3,110	11,653	32,210	14,763	46,973	—	2007
1559	South San Francisco	CA	—	5,666	5,773	12,970	5,695	18,645	24,340	(12,153)	2007
1560	South San Francisco	CA	—	1,204	1,293	2,627	1,210	3,799	5,009	(1,421)	2007
1983	South San Francisco	CA	—	8,648	—	95,927	8,648	95,927	104,575	(10,795)	2016
1984	South San Francisco	CA	—	7,845	—	84,580	7,844	84,581	92,425	(6,250)	2017
1985	South San Francisco	CA	—	6,708	—	120,735	6,708	120,735	127,443	(7,119)	2017
1986	South San Francisco	CA	—	6,708	—	106,278	6,708	106,278	112,986	(4,392)	2018
1987	South San Francisco	CA	—	8,544	—	143,536	8,544	143,536	152,080	—	2011
1988	South San Francisco	CA	—	10,120	—	11,437	10,120	11,437	21,557	—	2011
1989	South San Francisco	CA	—	9,169	—	22,380	9,169	22,380	31,549	—	2011
2553	South San Francisco	CA	—	2,897	8,691	2,824	2,897	11,515	14,412	(1,297)	2015
2554	South San Francisco	CA	—	995	2,754	1,930	995	4,684	5,679	(276)	2015
2555	South San Francisco	CA	—	2,202	10,776	578	2,202	11,354	13,556	(1,048)	2015
2556	South San Francisco	CA	—	2,962	15,108	210	2,962	15,318	18,280	(1,356)	2015
2557	South San Francisco	CA	—	2,453	13,063	3,616	2,453	16,679	19,132	(1,418)	2015
2558	South San Francisco	CA	—	1,163	5,925	58	1,163	5,983	7,146	(531)	2015
2614	South San Francisco	CA	—	5,079	8,584	1,330	5,083	9,261	14,344	(3,110)	2007
2615	South San Francisco	CA	—	7,984	13,495	3,243	7,988	16,719	24,707	(6,514)	2007
2616	South San Francisco	CA	—	8,355	14,121	1,876	8,358	14,565	22,923	(4,722)	2007
2624	South San Francisco	CA	—	25,502	42,910	5,081	25,502	47,945	73,447	(2,064)	2017
2870	South San Francisco	CA	—	23,297	41,797	5,324	23,297	47,121	70,418	—	2018
2871	South San Francisco	CA	—	20,293	41,262	12,476	20,293	53,738	74,031	(125)	2018
9999	Denton	TX	—	100	—	—	100	—	100	—	2016
2630	Lexington	MA	—	16,411	49,681	415	16,411	50,096	66,507	(2,502)	2017
2631	Lexington	MA	—	7,759	142,081	14,269	7,759	156,350	164,109	(4,724)	2017
2632	Lexington	MA	—	—	21,390	21,055	—	42,445	42,445	—	2018
2011	Durham	NC	5,399	448	6,152	21,524	448	27,639	28,087	(6,291)	2011
2030	Durham	NC	—	1,920	5,661	34,187	1,920	39,848	41,768	(8,964)	2012
0464	Salt Lake City	UT	—	630	6,921	2,562	630	9,483	10,113	(3,571)	2001
0465	Salt Lake City	UT	—	125	6,368	68	125	6,436	6,561	(2,527)	2001
0466	Salt Lake City	UT	—	—	14,614	7	—	14,621	14,621	(5,200)	2001
0507	Salt Lake City	UT	—	280	4,345	231	280	4,350	4,630	(1,593)	2002
0799	Salt Lake City	UT	—	—	14,600	90	—	14,690	14,690	(4,343)	2005
1593	Salt Lake City	UT	—	—	23,998	—	—	23,998	23,998	(6,121)	2010
			$5,399	$833,745	$1,976,797	$1,461,433	$835,829	$3,347,365	$4,183,194	$(647,977)

			Encumbrances at December 31, 2018	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2018			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
Medical office
0638	Anchorage	AK	$—	$1,456	$10,650	$12,360	$1,456	$22,957	$24,413	$(7,603)	2006
2572	Springdale	AR	—	—	27,714	—	—	27,714	27,714	(1,833)	2016
0520	Chandler	AZ	—	3,669	13,503	6,460	3,749	18,696	22,445	(5,558)	2002
2040	Mesa	AZ	—	—	17,314	1,303	—	18,431	18,431	(2,990)	2012
0468	Oro Valley	AZ	—	1,050	6,774	983	1,084	7,148	8,232	(3,093)	2001
0356	Phoenix	AZ	—	780	3,199	2,795	865	4,987	5,852	(2,228)	1999
0470	Phoenix	AZ	—	280	877	166	280	1,008	1,288	(386)	2001
1066	Scottsdale	AZ	—	5,115	14,064	4,215	4,839	17,150	21,989	(5,695)	2006
2021	Scottsdale	AZ	—	—	12,312	2,153	—	14,238	14,238	(4,586)	2012
2022	Scottsdale	AZ	—	—	9,179	1,684	—	10,713	10,713	(3,598)	2012
2023	Scottsdale	AZ	—	—	6,398	1,597	—	7,860	7,860	(2,380)	2012
2024	Scottsdale	AZ	—	—	9,522	905	—	10,427	10,427	(2,930)	2012
2025	Scottsdale	AZ	—	—	4,102	1,805	—	5,756	5,756	(1,999)	2012
2026	Scottsdale	AZ	—	—	3,655	2,112	—	5,692	5,692	(1,389)	2012
2027	Scottsdale	AZ	—	—	7,168	2,179	—	9,230	9,230	(2,627)	2012
2028	Scottsdale	AZ	—	—	6,659	3,658	—	10,317	10,317	(2,384)	2012
0453	Tucson	AZ	—	215	6,318	1,464	326	7,113	7,439	(3,710)	2000
0556	Tucson	AZ	—	215	3,940	1,613	267	5,073	5,340	(1,783)	2003
1041	Brentwood	CA	—	—	30,864	3,135	309	32,911	33,220	(10,485)	2006
1200	Encino	CA	—	6,151	10,438	4,890	6,646	13,427	20,073	(5,175)	2006
0436	Murietta	CA	—	400	9,266	4,755	638	12,319	12,957	(6,168)	1999
0239	Poway	CA	—	2,700	10,839	4,239	2,887	12,603	15,490	(6,904)	1997
2654	Riverside	CA	—	2,758	9,908	214	2,758	10,122	12,880	(443)	2017
0318	Sacramento	CA	—	2,860	37,566	27,503	2,911	65,005	67,916	(14,223)	1998
2404	Sacramento	CA	—	1,268	5,109	594	1,299	5,672	6,971	(926)	2015
0234	San Diego	CA	—	2,848	5,879	1,450	3,009	4,981	7,990	(3,361)	1997
0235	San Diego	CA	—	2,863	8,913	2,913	3,068	8,154	11,222	(5,437)	1997
0236	San Diego	CA	—	4,619	19,370	4,023	4,711	16,004	20,715	(9,933)	1997
0421	San Diego	CA	—	2,910	19,984	16,349	2,964	34,960	37,924	(10,037)	1999
0564	San Jose	CA	—	1,935	1,728	2,756	1,935	3,283	5,218	(1,476)	2003
0565	San Jose	CA	—	1,460	7,672	958	1,460	8,149	9,609	(3,215)	2003
0659	Los Gatos	CA	—	1,718	3,124	662	1,758	3,632	5,390	(1,487)	2000
0439	Valencia	CA	—	2,300	6,967	4,054	2,404	8,855	11,259	(4,035)	1999
1211	Valencia	CA	—	1,344	7,507	797	1,383	7,965	9,348	(2,552)	2006
0440	West Hills	CA	—	2,100	11,595	4,472	2,259	12,284	14,543	(6,231)	1999
0728	Aurora	CO	—	—	8,764	3,082	—	9,273	9,273	(3,701)	2005
1196	Aurora	CO	—	210	12,362	7,310	210	18,828	19,038	(4,677)	2006
1197	Aurora	CO	—	200	8,414	5,729	285	13,482	13,767	(3,935)	2006
0882	Colorado Springs	CO	—	—	12,933	11,273	—	19,512	19,512	(5,300)	2006
1199	Denver	CO	—	493	7,897	1,865	622	9,367	9,989	(3,916)	2006
0808	Englewood	CO	—	—	8,616	9,472	11	16,904	16,915	(7,304)	2005
0809	Englewood	CO	—	—	8,449	4,510	—	11,508	11,508	(4,680)	2005
0810	Englewood	CO	—	—	8,040	13,144	—	18,828	18,828	(5,465)	2005
0811	Englewood	CO	—	—	8,472	5,951	—	12,747	12,747	(4,403)	2005
2658	Highlands Ranch	CO	—	1,637	10,063	—	1,637	10,063	11,700	(387)	2017
0812	Littleton	CO	—	—	4,562	2,561	257	5,816	6,073	(2,497)	2005
0813	Littleton	CO	—	—	4,926	2,326	106	6,456	6,562	(2,375)	2005
0570	Lone Tree	CO	—	—	—	20,148	—	19,410	19,410	(7,306)	2003
0666	Lone Tree	CO	—	—	23,274	3,384	—	25,328	25,328	(8,783)	2000
2233	Lone Tree	CO	—	—	6,734	30,176	—	37,573	37,573	(4,704)	2014
1076	Parker	CO	—	—	13,388	1,112	8	14,240	14,248	(4,728)	2006
0510	Thornton	CO	—	236	10,206	4,332	454	13,741	14,195	(5,710)	2002
0434	Atlantis	FL	—	—	2,027	462	5	2,269	2,274	(1,152)	1999
0435	Atlantis	FL	—	—	2,000	1,190	—	2,578	2,578	(1,210)	1999
0602	Atlantis	FL	—	455	2,231	1,006	455	2,879	3,334	(1,079)	2000
0604	Englewood	FL	—	170	1,134	495	226	1,346	1,572	(561)	2000
0609	Kissimmee	FL	—	788	174	649	788	721	1,509	(290)	2000
0610	Kissimmee	FL	—	481	347	790	494	901	1,395	(484)	2000
0671	Kissimmee	FL	—	—	7,574	2,637	—	8,483	8,483	(3,016)	2000
0603	Lake Worth	FL	—	1,507	2,894	1,807	1,507	4,562	6,069	(2,211)	2000
0612	Margate	FL	—	1,553	6,898	1,811	1,553	8,364	9,917	(3,025)	2000
0613	Miami	FL	—	4,392	11,841	5,072	4,392	14,740	19,132	(5,581)	2000
2202	Miami	FL	—	—	13,123	4,918	—	17,903	17,903	(3,791)	2014
2203	Miami	FL	—	—	8,877	3,245	—	12,111	12,111	(2,243)	2014
1067	Milton	FL	—	—	8,566	356	—	8,903	8,903	(2,781)	2006
2577	Naples	FL	—	—	29,186	97	—	29,283	29,283	(1,805)	2016
2578	Naples	FL	—	—	18,819	433	—	19,252	19,252	(989)	2016
0563	Orlando	FL	—	2,144	5,136	14,659	11,769	8,479	20,248	(4,606)	2003
0833	Pace	FL	—	—	10,309	3,528	26	11,517	11,543	(3,302)	2006
0834	Pensacola	FL	—	—	11,166	478	—	11,644	11,644	(3,612)	2006
0614	Plantation	FL	—	969	3,241	1,754	1,017	4,246	5,263	(1,638)	2000
0673	Plantation	FL	—	1,091	7,176	2,002	1,091	8,724	9,815	(2,970)	2002
2579	Punta Gorda	FL	—	—	9,379	—	—	9,379	9,379	(559)	2016
2833	St. Petersburg	FL	—	—	13,754	10,904	—	22,810	22,810	(6,704)	2006
2836	Tampa	FL	—	1,967	6,602	7,747	2,425	11,056	13,481	(4,844)	2006
1058	Blue Ridge	GA	—	—	3,231	260	—	3,473	3,473	(1,030)	2006
2576	Statesboro	GA	—	—	10,234	120	—	10,354	10,354	(823)	2016
1065	Marion	IL	—	99	11,538	2,075	100	13,184	13,284	(3,883)	2006
1057	Newburgh	IN	—	—	14,019	5,383	—	19,394	19,394	(5,950)	2006
2039	Kansas City	KS	—	440	2,173	17	448	2,182	2,630	(438)	2012
2043	Overland Park	KS	—	—	7,668	947	—	8,615	8,615	(1,603)	2012
0483	Wichita	KS	—	530	3,341	713	530	3,617	4,147	(1,323)	2001
1064	Lexington	KY	—	—	12,726	1,381	—	13,863	13,863	(4,851)	2006

			Encumbrances at December 31, 2018	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2018			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
0735	Louisville	KY	—	936	8,426	8,002	1,232	13,584	14,816	(10,052)	2005
0737	Louisville	KY	—	835	27,627	7,344	878	33,344	34,222	(12,665)	2005
0738	Louisville	KY	—	780	8,582	6,189	851	12,514	13,365	(8,055)	2005
0739	Louisville	KY	—	826	13,814	1,992	832	14,277	15,109	(5,127)	2005
2834	Louisville	KY	—	2,983	13,171	5,188	2,991	17,068	20,059	(7,916)	2005
1944	Louisville	KY	—	788	2,414	—	788	2,414	3,202	(773)	2010
1945	Louisville	KY	—	3,255	28,644	1,393	3,291	29,700	32,991	(8,126)	2010
1946	Louisville	KY	—	430	6,125	197	430	6,322	6,752	(1,682)	2010
2237	Louisville	KY	—	1,519	15,386	3,741	1,618	19,022	20,640	(3,185)	2014
2238	Louisville	KY	—	1,334	12,172	1,786	1,511	13,701	15,212	(2,590)	2014
2239	Louisville	KY	—	1,644	10,832	5,748	2,041	16,183	18,224	(2,886)	2014
1324	Haverhill	MA	—	800	8,537	2,327	869	9,128	9,997	(2,763)	2007
1213	Ellicott City	MD	—	1,115	3,206	3,001	1,222	5,203	6,425	(2,362)	2006
0361	GlenBurnie	MD	—	670	5,085	—	670	5,085	5,755	(2,857)	1999
1052	Towson	MD	—	—	14,233	3,754	—	12,684	12,684	(3,816)	2006
2650	Biddeford	ME	—	1,949	12,244	—	1,949	12,244	14,193	(458)	2017
0240	Minneapolis	MN	—	117	13,213	4,070	117	16,704	16,821	(9,159)	1997
0300	Minneapolis	MN	—	160	10,131	4,659	160	13,604	13,764	(7,418)	1997
2032	Independence	MO	—	—	48,025	2,304	—	50,329	50,329	(7,787)	2012
1078	Flowood	MS	—	—	8,413	1,233	—	8,979	8,979	(2,619)	2006
1059	Jackson	MS	—	—	8,868	167	—	9,027	9,027	(2,759)	2006
1060	Jackson	MS	—	—	7,187	2,217	—	9,161	9,161	(3,329)	2006
1068	Omaha	NE	—	—	16,243	1,499	17	17,367	17,384	(5,560)	2006
2651	Charlotte	NC	—	2,001	11,217	37	2,001	11,254	13,255	(419)	2017
2655	Wilmington	NC	—	1,341	17,376	—	1,341	17,376	18,717	(704)	2017
2656	Wilmington	NC	—	2,071	11,592	—	2,071	11,592	13,663	(429)	2017
2657	Shallotte	NC	—	918	3,609	—	918	3,609	4,527	(184)	2017
2647	Concord	NH	—	1,961	23,516	85	1,961	23,601	25,562	(925)	2017
2648	Concord	NH	—	815	8,902	136	815	9,038	9,853	(371)	2017
2649	Epsom	NH	—	919	5,868	18	919	5,886	6,805	(320)	2017
0729	Albuquerque	NM	—	—	5,380	757	—	5,746	5,746	(1,880)	2005
0348	Elko	NV	—	55	2,637	22	55	2,659	2,714	(1,509)	1999
0571	Las Vegas	NV	—	—	—	19,618	—	18,200	18,200	(6,870)	2003
0660	Las Vegas	NV	—	1,121	4,363	6,756	1,328	8,395	9,723	(3,362)	2000
0661	Las Vegas	NV	—	2,305	4,829	6,057	2,447	9,458	11,905	(4,481)	2000
0662	Las Vegas	NV	—	3,480	12,305	6,385	3,480	15,850	19,330	(5,842)	2000
0663	Las Vegas	NV	—	1,717	3,597	11,588	1,724	13,468	15,192	(3,086)	2000
0664	Las Vegas	NV	—	1,172	—	633	1,805	—	1,805	(116)	2000
0691	Las Vegas	NV	—	3,244	18,339	7,961	3,338	24,718	28,056	(10,680)	2004
2037	Mesquite	NV	—	—	5,559	491	34	5,905	5,939	(974)	2012
1285	Cleveland	OH	—	823	2,726	1,259	853	3,031	3,884	(1,225)	2006
0400	Harrison	OH	—	—	4,561	300	—	4,861	4,861	(2,738)	1999
1054	Durant	OK	—	619	9,256	1,925	659	11,100	11,759	(3,440)	2006
0817	Owasso	OK	—	—	6,582	1,543	—	5,614	5,614	(1,670)	2005
0404	Roseburg	OR	—	—	5,707	700	—	6,407	6,407	(3,555)	1999
2570	Limerick	PA	—	925	20,072	51	925	20,123	21,048	(1,561)	2016
2234	Philadelphia	PA	—	24,264	99,904	36,386	24,288	136,146	160,434	(12,528)	2014
2403	Philadelphia	PA	—	26,063	97,646	14,725	26,110	112,324	138,434	(16,206)	2015
2571	Wilkes-Barre	PA	—	—	9,138	—	—	9,138	9,138	(729)	2016
2573	Florence	SC	—	—	12,090	91	—	12,181	12,181	(769)	2016
2574	Florence	SC	—	—	12,190	88	—	12,278	12,278	(774)	2016
2575	Florence	SC	—	—	11,243	56	—	11,299	11,299	(875)	2016
2841	Greenville	SC	—	627	38,391	—	627	38,391	39,018	(746)	2018
2842	Greenville	SC	—	809	41,260	—	809	41,260	42,069	(824)	2018
2843	Greenville	SC	—	610	22,251	—	610	22,251	22,861	(451)	2018
2844	Greenville	SC	—	799	18,914	—	799	18,914	19,713	(403)	2018
2845	Greenville	SC	—	944	40,841	—	944	40,841	41,785	(744)	2018
2846	Greenville	SC	—	921	38,416	—	921	38,416	39,337	(715)	2018
2847	Greenville	SC	—	621	26,358	—	621	26,358	26,979	(649)	2018
2848	Greenville	SC	—	318	5,816	—	318	5,816	6,134	(116)	2018
2849	Greenville	SC	—	310	5,675	—	310	5,675	5,985	(126)	2018
2850	Greenville	SC	—	201	6,590	—	201	6,590	6,791	(143)	2018
2853	Greenville	SC	—	503	6,522	—	503	6,522	7,025	(225)	2018
2854	Greenville	SC	—	804	13,719	—	804	13,719	14,523	(352)	2018
2855	Greenville	SC	—	377	496	—	377	496	873	(53)	2018
2856	Greenville	SC	—	246	416	—	246	416	662	(50)	2018
2857	Greenville	SC	—	186	210	—	186	210	396	(27)	2018
2851	Travelers Rest	SC	—	498	1,015	—	498	1,015	1,513	(66)	2018
2862	Myrtle Beach	SC	—	—	—	2,852	—	2,882	2,882	—	2018
0624	Hendersonville	TN	—	256	1,530	2,541	256	3,372	3,628	(1,169)	2000
0559	Hermitage	TN	—	830	5,036	12,083	851	15,024	15,875	(3,735)	2003
0561	Hermitage	TN	—	596	9,698	6,642	596	14,544	15,140	(6,241)	2003
0562	Hermitage	TN	—	317	6,528	3,199	317	8,860	9,177	(4,403)	2003
0154	Knoxville	TN	—	700	4,559	5,016	700	9,119	9,819	(4,890)	1994
0625	Nashville	TN	—	955	14,289	4,470	955	16,768	17,723	(5,977)	2000
0626	Nashville	TN	—	2,050	5,211	4,631	2,055	8,738	10,793	(3,646)	2000
0627	Nashville	TN	—	1,007	181	752	1,060	813	1,873	(495)	2000
0628	Nashville	TN	—	2,980	7,164	3,993	2,980	11,202	14,182	(5,152)	2000
0630	Nashville	TN	—	515	848	437	528	1,085	1,613	(383)	2000
0631	Nashville	TN	—	266	1,305	1,644	266	2,461	2,727	(1,033)	2000
0632	Nashville	TN	—	827	7,642	4,532	827	10,111	10,938	(3,855)	2000
0633	Nashville	TN	—	5,425	12,577	6,397	5,425	18,049	23,474	(8,895)	2000
0634	Nashville	TN	—	3,818	15,185	11,118	3,818	24,285	28,103	(10,002)	2000
0636	Nashville	TN	—	583	450	360	583	717	1,300	(233)	2000

			Encumbrances at December 31, 2018	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2018			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
2611	Allen	TX	—	1,330	5,960	426	1,330	6,386	7,716	(439)	2016
2612	Allen	TX	—	1,310	4,165	596	1,310	4,761	6,071	(378)	2016
0573	Arlington	TX	—	769	12,355	4,678	769	15,695	16,464	(6,049)	2003
2621	Cedar Park	TX	—	1,617	11,640	—	1,617	11,640	13,257	(427)	2017
0576	Conroe	TX	—	324	4,842	3,068	324	6,491	6,815	(2,253)	2000
0577	Conroe	TX	—	397	7,966	2,469	397	9,764	10,161	(3,966)	2000
0578	Conroe	TX	—	388	7,975	4,540	388	10,986	11,374	(3,941)	2006
0579	Conroe	TX	—	188	3,618	1,343	188	4,805	4,993	(1,943)	2000
0581	Corpus Christi	TX	—	717	8,181	5,953	717	11,728	12,445	(4,542)	2000
0600	Corpus Christi	TX	—	328	3,210	4,468	328	5,801	6,129	(2,168)	2000
0601	Corpus Christi	TX	—	313	1,771	2,047	325	3,098	3,423	(1,197)	2000
2839	Cypress	TX	—	—	—	34,265	11	34,254	34,265	(3,795)	2015
0582	Dallas	TX	—	1,664	6,785	4,588	1,746	9,642	11,388	(3,775)	2000
1314	Dallas	TX	—	15,230	162,971	42,680	23,992	193,414	217,406	(60,706)	2006
0583	Fort Worth	TX	—	898	4,866	3,626	898	7,643	8,541	(2,557)	2000
0805	Fort Worth	TX	—	—	2,481	1,315	2	3,329	3,331	(1,755)	2005
0806	Fort Worth	TX	—	—	6,070	1,155	5	6,928	6,933	(2,221)	2005
2231	Fort Worth	TX	—	902	—	44	946	—	946	(17)	2014
2619	Fort Worth	TX	—	1,180	13,432	6	1,180	13,438	14,618	(458)	2017
2620	Fort Worth	TX	—	1,961	14,155	138	1,961	14,293	16,254	(503)	2017
1061	Granbury	TX	—	—	6,863	1,125	—	7,848	7,848	(2,309)	2006
0430	Houston	TX	—	1,927	33,140	17,718	2,200	48,704	50,904	(21,111)	1999
0446	Houston	TX	—	2,200	19,585	21,378	2,936	33,668	36,604	(19,818)	1999
0589	Houston	TX	—	1,676	12,602	6,758	1,706	16,361	18,067	(6,139)	2000
0670	Houston	TX	—	257	2,884	1,606	318	3,689	4,007	(1,406)	2000
0702	Houston	TX	—	—	7,414	2,906	7	9,239	9,246	(3,219)	2004
1044	Houston	TX	—	—	4,838	3,498	—	6,634	6,634	(2,112)	2006
2542	Houston	TX	—	304	17,764	—	304	17,764	18,068	(1,909)	2015
2543	Houston	TX	—	116	6,555	—	116	6,555	6,671	(832)	2015
2544	Houston	TX	—	312	12,094	—	312	12,094	12,406	(1,548)	2015
2545	Houston	TX	—	316	13,931	—	316	13,931	14,247	(1,357)	2015
2546	Houston	TX	—	408	18,332	—	408	18,332	18,740	(2,804)	2015
2547	Houston	TX	—	470	18,197	—	470	18,197	18,667	(2,358)	2015
2548	Houston	TX	—	313	7,036	—	313	7,036	7,349	(1,167)	2015
2549	Houston	TX	—	530	22,711	—	530	22,711	23,241	(1,952)	2015
0590	Irving	TX	—	828	6,160	3,153	828	8,743	9,571	(3,658)	2000
0700	Irving	TX	—	—	8,550	3,980	8	11,513	11,521	(5,226)	2006
1202	Irving	TX	—	1,604	16,107	1,203	1,633	16,971	18,604	(6,550)	2006
1207	Irving	TX	—	1,955	12,793	2,219	1,986	14,902	16,888	(5,058)	2006
2840	Kingwood	TX	—	3,035	28,373	958	3,035	29,331	32,366	(2,223)	2016
1062	Lancaster	TX	—	172	2,692	1,134	185	3,520	3,705	(1,500)	2006
2195	Lancaster	TX	—	—	1,138	700	131	1,707	1,838	(492)	2006
0591	Lewisville	TX	—	561	8,043	2,347	561	9,796	10,357	(3,681)	2000
0144	Longview	TX	—	102	7,998	824	102	8,379	8,481	(4,469)	1992
0143	Lufkin	TX	—	338	2,383	321	338	2,664	3,002	(1,313)	1992
0568	Mckinney	TX	—	541	6,217	3,396	541	8,659	9,200	(3,061)	2003
0569	Mckinney	TX	—	—	636	8,655	—	8,406	8,406	(2,960)	2003
1079	Nassau Bay	TX	—	—	8,942	1,748	—	10,271	10,271	(3,488)	2006
0596	N Richland Hills	TX	—	812	8,883	3,395	812	11,648	12,460	(4,394)	2000
2048	North Richland Hills	TX	—	1,385	10,213	2,135	1,400	12,048	13,448	(3,080)	2012
2835	Pearland	TX	—	—	4,014	4,693	—	7,276	7,276	(2,217)	2006
2838	Pearland	TX	—	—	—	17,622	—	17,622	17,622	(1,521)	2014
0447	Plano	TX	—	1,700	7,810	6,454	1,792	13,388	15,180	(7,113)	1999
0597	Plano	TX	—	1,210	9,588	4,924	1,224	13,357	14,581	(5,188)	2000
0672	Plano	TX	—	1,389	12,768	3,332	1,389	14,616	16,005	(5,119)	2002
1284	Plano	TX	—	2,049	18,793	2,445	2,101	18,657	20,758	(8,188)	2006
1286	Plano	TX	—	3,300	—	—	3,300	—	3,300	—	2006
2653	Rockwall	TX	—	788	9,020	—	788	9,020	9,808	(315)	2017
0815	San Antonio	TX	—	—	9,193	2,917	87	11,083	11,170	(3,984)	2006
0816	San Antonio	TX	3,115	—	8,699	3,218	175	10,930	11,105	(4,170)	2006
1591	San Antonio	TX	—	—	7,309	730	43	7,957	8,000	(2,434)	2010
2837	San Antonio	TX	—	—	26,191	1,847	—	27,775	27,775	(7,742)	2011
2852	Shenandoah	TX	—	—	—	28,557	—	28,557	28,557	(1,396)	2016
0598	Sugarland	TX	—	1,078	5,158	3,397	1,170	7,350	8,520	(2,808)	2000
0599	Texas City	TX	—	—	9,519	582	—	9,944	9,944	(3,138)	2000
0152	Victoria	TX	—	125	8,977	394	125	9,371	9,496	(5,112)	1994
2550	The Woodlands	TX	—	115	5,141	—	115	5,141	5,256	(565)	2015
2551	The Woodlands	TX	—	296	18,282	—	296	18,282	18,578	(1,729)	2015
2552	The Woodlands	TX	—	374	25,125	—	374	25,125	25,499	(2,118)	2015
1592	Bountiful	UT	—	999	7,426	913	1,019	8,265	9,284	(2,304)	2010
0169	Bountiful	UT	—	276	5,237	1,665	396	6,327	6,723	(3,208)	1995
0346	Castle Dale	UT	—	50	1,818	163	50	1,918	1,968	(1,036)	1998
0347	Centerville	UT	—	300	1,288	234	300	1,352	1,652	(753)	1999
2035	Draper	UT	4,928	—	10,803	516	—	11,212	11,212	(1,764)	2012
0469	Kaysville	UT	—	530	4,493	226	530	4,719	5,249	(1,920)	2001
0456	Layton	UT	—	371	7,073	1,303	389	8,009	8,398	(3,978)	2001
2042	Layton	UT	—	—	10,975	537	27	11,485	11,512	(1,837)	2012
0359	Ogden	UT	—	180	1,695	240	180	1,730	1,910	(977)	1999
0357	Orem	UT	—	337	8,744	2,834	306	9,026	9,332	(4,675)	1999
0353	Salt Lake City	UT	—	190	779	196	234	869	1,103	(499)	1999
0354	Salt Lake City	UT	—	220	10,732	2,955	220	12,819	13,039	(6,815)	1999
0355	Salt Lake City	UT	—	180	14,792	2,826	180	16,844	17,024	(9,358)	1999
0467	Salt Lake City	UT	—	3,000	7,541	2,592	3,145	9,629	12,774	(4,188)	2001
0566	Salt Lake City	UT	—	509	4,044	2,733	509	6,248	6,757	(2,651)	2003

			Encumbrances at December 31, 2018	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2018			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
2041	Salt Lake City	UT	—	—	12,326	635	—	12,940	12,940	(2,024)	2012
2033	Sandy	UT	—	867	3,513	1,694	1,153	4,794	5,947	(1,395)	2012
0482	Stansbury	UT	—	450	3,201	1,204	529	3,966	4,495	(1,392)	2001
0351	Washington Terrace	UT	—	—	4,573	2,511	17	6,176	6,193	(3,722)	1999
0352	Washington Terrace	UT	—	—	2,692	1,364	15	3,348	3,363	(1,819)	1999
2034	West Jordan	UT	—	—	12,021	323	—	12,344	12,344	(1,960)	2012
2036	West Jordan	UT	330	—	1,383	1,544	—	2,798	2,798	(709)	2012
0495	West Valley City	UT	—	410	8,266	1,002	410	9,268	9,678	(4,897)	2002
0349	West Valley City	UT	—	1,070	17,463	142	1,036	17,595	18,631	(10,002)	1999
1208	Fairfax	VA	—	8,396	16,710	13,723	8,828	28,900	37,728	(9,984)	2006
2230	Fredericksburg	VA	—	1,101	8,570	—	1,101	8,570	9,671	(1,081)	2014
0572	Reston	VA	—	—	11,902	967	—	12,027	12,027	(4,890)	2003
0448	Renton	WA	—	—	18,724	4,560	—	22,145	22,145	(11,288)	1999
0781	Seattle	WA	—	—	52,703	16,748	—	65,633	65,633	(26,312)	2004
0782	Seattle	WA	—	—	24,382	13,599	126	35,209	35,335	(15,444)	2004
0783	Seattle	WA	—	—	5,625	1,635	183	6,929	7,112	(6,432)	2004
0785	Seattle	WA	—	—	7,293	6,215	—	12,112	12,112	(5,983)	2004
1385	Seattle	WA	—	—	45,027	8,973	—	53,757	53,757	(17,481)	2007
2038	Evanston	WY	—	—	4,601	1,009	—	5,542	5,542	(799)	2012
			$8,373	$279,768	$3,025,955	$977,128	$308,003	$3,783,938	$4,091,941	$(1,037,768)

			Encumbrances at December 31, 2018	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2018			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
Other non-reportable segments
Other-Hospitals
0126	Sherwood	AR	$—	$709	$9,604	$—	$709	$9,599	$10,308	$(5,914)	1989
0113	Glendale	AZ	—	1,565	7,050	20	1,565	7,067	8,632	(4,290)	1988
1038	Fresno	CA	—	3,652	29,113	21,935	3,652	51,048	54,700	(17,545)	2006
0423	Irvine	CA	—	18,000	70,800	—	18,000	70,800	88,800	(38,777)	1999
0127	Colorado Springs	CO	—	690	8,338	—	690	8,346	9,036	(5,072)	1989
0887	Atlanta	GA	—	4,300	13,690	—	4,300	11,890	16,190	(7,035)	2007
0112	Overland Park	KS	—	2,316	10,681	24	2,316	10,693	13,009	(6,837)	1988
1383	Baton Rouge	LA	—	690	8,545	87	690	8,496	9,186	(4,656)	2007
0886	Dallas	TX	—	1,820	8,508	26	1,820	7,454	9,274	(2,205)	2007
1319	Dallas	TX	—	18,840	155,659	2,950	18,840	158,606	177,446	(53,011)	2007
1384	Plano	TX	—	6,290	22,686	5,707	6,290	28,203	34,493	(15,193)	2007
2198	Webster	TX	—	2,220	9,602	—	2,220	9,282	11,502	(1,949)	2013
Other-Post-acute/skilled nursing
2469	Rural Retreat	VA	—	1,876	14,720	—	1,876	14,904	16,780	(1,719)	2013
			$—	$62,968	$368,996	$30,749	$62,968	$396,388	$459,356	$(164,203)

Total			$138,470	$1,606,862	$9,027,478	$2,809,912	$1,637,506	$11,414,891	$13,052,397	$(2,842,947)
_______________________________________

(1)	At December 31, 2018, the tax basis of the Company’s net real estate assets is less than the reported amounts by $1.0 billion (unaudited).

(2)	Buildings and improvements are depreciated over useful lives ranging up to 60 years.
A summary of activity for real estate and accumulated depreciation follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Real estate:
Balances at beginning of year	$13,473,573	$13,974,760	$14,330,257
Acquisition of real estate and development and improvements	1,093,903	995,443	987,135
Sales and/or transfers to assets held for sale and discontinued operations	(1,052,145)	(589,391)	(1,227,614)
Deconsolidation of real estate	(325,580)	(825,074)	(10,306)
Impairments	(49,729)	(37,274)	—
Other(1)	(87,625)	(44,891)	(104,712)
Balances at end of year	$13,052,397	$13,473,573	$13,974,760
Accumulated depreciation:
Balances at beginning of year	$2,741,695	$2,648,930	$2,476,015
Depreciation expense	461,664	436,085	465,945
Sales and/or transfers to assets held for sale and discontinued operations	(239,231)	(115,195)	(239,112)
Deconsolidation of real estate	(43,525)	(152,572)	(5,868)
Other(1)	(77,656)	(75,553)	(48,050)
Balances at end of year	$2,842,947	$2,741,695	$2,648,930
_______________________________________

(1)	Represents real estate and accumulated depreciation related to fully depreciated assets, foreign exchange translation, or changes in lease classification.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2018, at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2018 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of HCP, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of HCP, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 14, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update (“ASU”) No. 2017-05 and ASU No. 2017-01.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
February 14, 2019

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
We hereby incorporate by reference the information appearing under the captions “Proposal No. 1 Election of Directors,” “Our Executive Officers,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders to be held on April 25, 2019.

ITEM 11.	Executive Compensation
We hereby incorporate by reference the information under the caption “Executive Compensation” in our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders to be held on April 25, 2019.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We hereby incorporate by reference the information under the captions “Security Ownership of Principal Stockholders, Directors and Management” and “Equity Compensation Plan Information” in our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders to be held on April 25, 2019.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
We hereby incorporate by reference the information under the caption “Board of Directors and Corporate Governance” in our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders to be held on April 25, 2019.

ITEM 14.	Principal Accounting Fees and Services
We hereby incorporate by reference under the caption “Audit and Non-Audit Fees” in our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders to be held on April 25, 2019.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
(a) 1.  Financial Statement Schedules
The following Consolidated Financial Statements are included in Part II, Item 8-Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2018 and 2017
Consolidated Statements of Operations - for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income (Loss) - for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Equity - for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows - for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
(a) 2.  Financial Statement Schedules
The following Consolidated Financial Statements are included in Part II, Item 8-Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Schedule II: Valuation and Qualifying Accounts
Schedule III: Real Estate and Accumulated Depreciation

(a) 3.	Exhibits

Exhibit		Incorporated by reference herein
Number	Description	Form	Date Filed
3.1	Articles of Restatement of HCP, dated June 1, 2012, as supplemented by the Articles Supplementary, dated July 31, 2017.	Quarterly Report on Form 10-Q (File No. 001-08895)	November 2, 2017
3.2	Fifth Amended and Restated Bylaws of HCP, as amended through July 27, 2017.	Quarterly Report on Form 10-Q (File No. 001-08895)	November 2, 2017
4.1	Indenture, dated as of September 1, 1993, between HCP and The Bank of New York, as Trustee.	Registration Statement on Form S‑3/A (Registration No. 333‑86654)	May 21, 2002
4.1.1	First Supplemental Indenture dated as of January 24, 2011, to the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Current Report on Form 8‑K (File No. 001‑08895)	January 24, 2011
4.2	Indenture, dated November 19, 2012, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑ 08895)	November 19, 2012
4.2.1	First Supplemental Indenture, dated November 19, 2012, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	November 19, 2012
4.2.2	Second Supplemental Indenture, dated November 12, 2013, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	November 13, 2013

4.2.3	Third Supplemental Indenture dated February 21, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	February 24, 2014
4.2.4	Fourth Supplemental Indenture, dated August 14, 2014, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	August 14, 2014
4.2.5	Fifth Supplemental Indenture, dated January 21, 2015, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	January 21, 2015
4.2.6	Sixth Supplemental Indenture, dated May 20, 2015, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	May 20, 2015
4.2.7	Seventh Supplemental Indenture dated December 1, 2015, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	December 1, 2015
4.3	Form of 6.750% Senior Notes due 2041.	Current Report on Form 8‑K (File No. 001‑08895)	January 24, 2011
4.4	Form of 3.15% Senior Notes due 2022.	Current Report on Form 8‑K (File No. 001‑08895)	July 23, 2012
4.5	Form of 2.625% Senior Notes due 2020.	Current Report on Form 8‑K (File No. 001‑08895)	November 19, 2012
4.6	Form of 4.250% Senior Notes due 2023.	Current Report on Form 8‑K (File No. 001‑08895)	November 13, 2013
4.7	Form of 4.20% Senior Notes due 2024.	Current Report on Form 8‑K (File No. 001‑08895)	February 24, 2014
4.8	Form of 3.875% Senior Notes due 2024.	Current Report on Form 8‑K (File No. 001‑08895)	August 14, 2014
4.9	Form of 3.400% Senior Notes due 2025.	Current Report on Form 8‑K (File No. 001‑08895)	January 21, 2015
4.10	Form of 4.000% Senior Notes due 2025.	Current Report on Form 8‑K (File No. 001‑08895)	May 20, 2015
4.11	Form of 4.000% Senior Notes due 2022.	Current Report on Form 8‑K (File No. 001‑08895)	December 1, 2015
10.1	Second Amended and Restated Director Deferred Compensation Plan.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 3, 2009
10.2	Non-Employee Directors Stock-for-Fees Program.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.3	Executive Severance Plan.*	Quarterly Report on Form 10-Q (File No. 001-08895)	November 1, 2016
10.4	Executive Change in Control Severance Plan (as Amended and Restated as of May 6, 2016).*	Quarterly Report on Form 10-Q (File No. 001 08895)	November 1, 2016
10.5	2006 Performance Incentive Plan, as amended and restated.*	Annex 2 to HCP’s Proxy Statement (File No. 001‑08895)	March 10, 2009
10.5.1	Form of Employee 2006 Performance Incentive Plan Nonqualified Stock Option Agreement.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	May 1, 2012
10.6	HCP, Inc. 2014 Performance Incentive Plan.*	Current Report on Form 8‑K (File No. 001‑08895)	May 6, 2014
10.6.1	Amendment No. 1 to HCP, Inc. 2014 Performance Incentive Plan.*	Quarterly Report on Form 10-Q (File No. 001-08895)	May 3, 2018
10.6.2	Form of 2014 Performance Incentive Plan Non-NEO Restricted Stock Unit Award Agreement (adopted 2014).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.6.3	Form of 2014 Performance Incentive Plan Non-NEO Option Agreement (adopted 2014).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014

10.6.4	Form of 2014 Performance Incentive Plan CEO 3-Year LTIP RSU Agreement (adopted 2015).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.6.5	Form of 2014 Performance Incentive Plan CEO 1-Year LTIP RSU Agreement (adopted 2015).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.6.6	Form of 2014 Performance Incentive Plan CEO Retentive LTIP RSU Agreement (adopted 2015).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.6.7	Form of 2014 Performance Incentive Plan NEO 3-Year LTIP RSU Agreement (adopted 2015).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.6.8	Form of 2014 Performance Incentive Plan NEO 3-Year LTIP RSU Agreement (adopted 2018).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 3, 2018
10.6.9	Form of 2014 Performance Incentive Plan NEO 1-Year LTIP RSU Agreement (adopted 2015).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.6.10	Form of 2014 Performance Incentive Plan NEO Retentive LTIP RSU Agreement (adopted 2015).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.6.11	Form of 2014 Performance Incentive Plan NEO Retentive LTIP RSU Agreement (adopted 2018).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 3, 2018
10.6.12	Form of 2014 Performance Incentive Plan Non-Employee Director RSU Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.7	Form of Directors and Officers Indemnification Agreement.*	Annual Report on Form 10‑K, as amended (File No. 001‑08895)	February 12, 2008
10.8	Amended and Restated Dividend Reinvestment and Stock Purchase Plan.	Registration Statement on Form S‑3 (Registration No. 333‑49746)	November 13, 2000
10.9	Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, dated as of January 20, 1999.	Annual Report on Form 10‑K (File No. 001‑ 08895)	March 29, 1999
10.9.1	Amendments No. 1-9 to Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, dated as of January 20, 1999.	Annual Report on Form 10-K (File No. 001-08895)	February 13, 2018
10.9.2	Tax Matters Amendment to Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, effective as of December 31, 2018.†
10.10	Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, dated as of August 17, 2001, as amended.	Current Report on Form 8‑K (File No. 001‑08895)	November 9, 2012
10.10.1	Tax Matters Amendment to Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, effective as of December 31, 2018.†
10.11	Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 2, 2003.	Quarterly Report on Form 10‑Q (File No. 001‑ 08895)	November 12, 2003
10.11.1	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of September 29, 2004.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 8, 2004
10.11.2	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 27, 2004.	Annual Report on Form 10‑K (File No. 001‑08895)	March 15, 2005
10.11.3
Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC and New Member Joinder Agreement, dated as of October 19, 2005, by and among HCP, HCPI/Tennessee, LLC and A. Daniel Weyland.
		Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 1, 2005
10.11.4	Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, effective as of January 1, 2007.	Annual Report on Form 10‑K, as amended (File No. 001‑08895)	February 12, 2008

10.11.5	Tax Matters Amendment to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, effective as of December 31, 2018.†
10.12	Amended and Restated Limited Liability Company Agreement of HCP DR MCD, LLC, dated as of February 9, 2007.	Current Report on Form 8-K (File No. 001‑08895)	April 20, 2012
10.12.1	Tax Matters Amendment to Amended and Restated Limited Liability Company Agreement of HCP DR MCD, LLC, effective as of December 31, 2018.†
10.13	Amended and Restated Limited Liability Company Agreement of HCP DR California II, LLC, dated as of June 1, 2014.	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.13.1	Tax Matters Amendment to Amended and Restated Limited Liability Company Agreement of HCP DR California II, LLC, effective as of December 31, 2018.†
10.14	Credit Agreement, dated October 19, 2017, by and among HCP, as borrower, the lenders referred to therein, and Bank of America, N.A., as administrative agent.	Current Report on Form 8‑K (File No. 001‑08895)	October 20, 2017
10.15
At-the-Market Equity Offering Sales Agreement, dated May 31, 2018, among HCP, J.P. Morgan Securities LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC and UBS Securities LLC.
		Current Report on Form 8-K (File No. 001-08895)	May 31, 2018
10.16
Amended and Restated Master Lease and Security Agreement, dated as of November 1, 2017, by and between subsidiaries and affiliates of HCP, as lessor, and subsidiaries and affiliates of Brookdale, as lessee.**
		Annual Report on Form 10-K (File No. 001-08895)	February 13, 2018
10.16.1
First Amendment to Amended and Restated Master Lease and Security Agreement, dated as of January 10, 2018, by and between subsidiaries and affiliates of HCP, as lessor, and subsidiaries and affiliates of Brookdale, as lessee.
		Annual Report on Form 10-K (File No. 001-08895)	February 13, 2018
21.1	Subsidiaries of the Company.†
23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.†
31.1	Certification by Thomas M. Herzog, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a‑14(a).†
31.2	Certification by Peter A. Scott, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a‑14(a).†
32.1	Certification by Thomas M. Herzog, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a‑14(b) and 18 U.S.C. Section 1350.†
32.2	Certification by Peter A. Scott, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a‑14(b) and 18 U.S.C. Section 1350.†
101.INS	XBRL Instance Document.†
101.SCH	XBRL Taxonomy Extension Schema Document.†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†
_______________________________________

*	Management Contract or Compensatory Plan or Arrangement.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the SEC.

†	Filed herewith.

ITEM 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 14, 2019

HCP, Inc. (Registrant)

/s/ THOMAS M. HERZOG
Thomas M. Herzog, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS M. HERZOG	President and Chief Executive Officer	February 14, 2019
Thomas M. Herzog	(Principal Executive Officer), Director

/s/ PETER A. SCOTT	Executive Vice President and Chief Financial Officer	February 14, 2019
Peter A. Scott	(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON	Executive Vice President and Chief Accounting Officer	February 14, 2019
Shawn G. Johnston	(Principal Accounting Officer)

/s/ BRIAN G. CARTWRIGHT	Chairman of the Board	February 14, 2019
Brian G. Cartwright

/s/ CHRISTINE N. GARVEY	Director	February 14, 2019
Christine N. Garvey

/s/ R. KENT GRIFFIN, JR.	Director	February 14, 2019
R. Kent Griffin, Jr.

/s/ DAVID B. HENRY	Director	February 14, 2019
David B. Henry

/s/ LYDIA H. KENNARD	Director	February 14, 2019
Lydia H. Kennard

/s/ PETER L. RHEIN	Director	February 14, 2019
Peter L. Rhein

/s/ KATHERINE M. SANDSTROM	Director	February 14, 2019
Katherine M. Sandstrom

/s/ JOSEPH P. SULLIVAN	Director	February 14, 2019
Joseph P. Sullivan