Form 10-Q
period 2019-03-31
HCP, INC.
filed 2019-05-02
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2019
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
(949) 407-0700
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $1.00 par value	HCP	New York Stock Exchange

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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☐ NO ☒
At April 30, 2019, there were 477,983,011 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

HCP, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Real estate:
Buildings and improvements	$11,220,557	$10,877,248
Development costs and construction in progress	605,165	537,643
Land	1,717,259	1,637,506
Accumulated depreciation and amortization	(2,915,798)	(2,842,947)
Net real estate	10,627,183	10,209,450
Net investment in direct financing leases	363,395	713,818
Loans receivable, net	86,139	62,998
Investments in and advances to unconsolidated joint ventures	531,966	540,088
Accounts receivable, net of allowance of $5,175 and $5,127, respectively	48,555	48,171
Cash and cash equivalents	120,117	110,790
Restricted cash	26,535	29,056
Intangible assets, net	275,565	305,079
Assets held for sale, net	10,842	108,086
Right-of-use asset, net	165,748	—
Other assets, net	643,456	591,017
Total assets	$12,899,501	$12,718,553
LIABILITIES AND EQUITY
Bank line of credit	$276,500	$80,103
Senior unsecured notes	5,260,622	5,258,550
Mortgage debt	137,525	138,470
Other debt	89,223	90,785
Intangible liabilities, net	49,488	54,663
Liabilities of assets held for sale, net	132	1,125
Lease liability	152,837	—
Accounts payable and accrued liabilities	352,642	391,583
Deferred revenue	181,467	190,683
Total liabilities	6,500,436	6,205,962
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 477,928,816 and 477,496,499 shares issued and outstanding, respectively	477,929	477,496
Additional paid-in capital	8,405,258	8,398,847
Cumulative dividends in excess of earnings	(3,042,422)	(2,927,196)
Accumulated other comprehensive income (loss)	(3,883)	(4,708)
Total stockholders' equity	5,836,882	5,944,439
Joint venture partners	389,369	391,401
Non-managing member unitholders	172,814	176,751
Total noncontrolling interests	562,183	568,152
Total equity	6,399,065	6,512,591
Total liabilities and equity	$12,899,501	$12,718,553

See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental and related revenues	$294,222	$316,752
Resident fees and services	126,695	142,814
Income from direct financing leases	13,524	13,266
Interest income	1,713	6,365
Total revenues	436,154	479,197
Costs and expenses:
Interest expense	49,327	75,102
Depreciation and amortization	131,951	143,250
Operating	168,927	172,552
General and administrative	21,355	29,175
Transaction costs	4,518	2,195
Impairments (recoveries), net	8,858	—
Total costs and expenses	384,936	422,274
Other income (expense):
Gain (loss) on sales of real estate, net	8,044	20,815
Other income (expense), net	3,133	(40,407)
Total other income (expense), net	11,177	(19,592)
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	62,395	37,331
Income tax benefit (expense)	3,458	5,336
Equity income (loss) from unconsolidated joint ventures	(863)	570
Net income (loss)	64,990	43,237
Noncontrolling interests' share in earnings	(3,520)	(3,005)
Net income (loss) attributable to HCP, Inc.	61,470	40,232
Participating securities' share in earnings	(441)	(391)
Net income (loss) applicable to common shares	$61,029	$39,841
Earnings per common share:
Basic	$0.13	$0.08
Diluted	$0.13	$0.08
Weighted average shares outstanding:
Basic	477,766	469,557
Diluted	479,131	469,695
See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$64,990	$43,237

Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	94	(5,164)
Change in Supplemental Executive Retirement Plan obligation and other	69	104
Foreign currency translation adjustment	662	7,652
Reclassification adjustment realized in net income (loss)	—	125
Total other comprehensive income (loss)	825	2,717
Total comprehensive income (loss)	65,815	45,954
Total comprehensive income (loss) attributable to noncontrolling interests	(3,520)	(3,005)
Total comprehensive income (loss) attributable to HCP, Inc.	$62,295	$42,949
See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
December 31, 2018	477,496	$477,496	$8,398,847	$(2,927,196)	$(4,708)	$5,944,439	$568,152	$6,512,591
Impact of adoption of ASU No. 2016-02(1)	—	—	—	590	—	590	—	590
January 1, 2019	477,496	477,496	8,398,847	(2,926,606)	(4,708)	5,945,029	568,152	6,513,181
Net income (loss)	—	—	—	61,470	—	61,470	3,520	64,990
Other comprehensive income (loss)	—	—	—	—	825	825	—	825
Issuance of common stock, net	342	342	1,190	—	—	1,532	—	1,532
Conversion of DownREIT units to common stock	184	184	3,890	—	—	4,074	(4,074)	—
Repurchase of common stock	(95)	(95)	(2,824)	—	—	(2,919)	—	(2,919)
Exercise of stock options	2	2	44	—	—	46	—	46
Amortization of deferred compensation	—	—	4,111	—	—	4,111	—	4,111
Common dividends ($0.37 per share)	—	—	—	(177,286)	—	(177,286)	—	(177,286)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,415)	(5,415)
March 31, 2019	477,929	$477,929	$8,405,258	$(3,042,422)	$(3,883)	$5,836,882	$562,183	$6,399,065

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
December 31, 2017	469,436	$469,436	$8,226,113	$(3,370,520)	$(24,024)	$5,301,005	$293,933	$5,594,938
Impact of adoption of ASU No. 2017-05(2)	—	—	—	79,144	—	79,144	—	79,144
January 1, 2018	469,436	$469,436	$8,226,113	$(3,291,376)	$(24,024)	$5,380,149	$293,933	$5,674,082
Net income (loss)	—	—	—	40,232	—	40,232	3,005	43,237
Other comprehensive income (loss)	—	—	—	—	2,717	2,717	—	2,717
Issuance of common stock, net	382	382	2,392	—	—	2,774	—	2,774
Repurchase of common stock	(93)	(93)	(2,051)	—	—	(2,144)	—	(2,144)
Amortization of deferred compensation	—	—	5,919	—	—	5,919	—	5,919
Common dividends ($0.37 per share)	—	—	—	(174,149)	—	(174,149)	—	(174,149)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,077)	(5,077)
Issuances of noncontrolling interests	—	—	—	—	—	—	995	995
Purchase of noncontrolling interests	—	—	(49,207)	—	—	(49,207)	(18,224)	(67,431)
March 31, 2018	469,725	$469,725	$8,183,166	$(3,425,293)	$(21,307)	$5,206,291	$274,632	$5,480,923
_______________________________________

(1)
On January 1, 2019, the Company adopted a series of Accounting Standards Updates (“ASUs”) related to accounting for leases, and recognized the cumulative-effect of adoption to beginning retained earnings. Refer to Note 2 for a detailed impact of adoption.

(2)
On January 1, 2018, the Company adopted ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), and recognized the cumulative-effect of adoption to beginning retained earnings. Refer to Note 2 for a detailed impact of adoption.

See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$64,990	$43,237
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles	131,951	143,250
Amortization of deferred compensation	4,111	5,919
Amortization of deferred financing costs	2,699	3,336
Straight-line rents	(5,091)	(10,686)
Equity loss (income) from unconsolidated joint ventures	863	(570)
Distributions of earnings from unconsolidated joint ventures	5,232	5,336
Deferred income tax expense (benefit)	(3,800)	(2,394)
Impairments (recoveries), net	8,858	(3,298)
Loss (gain) on sales of real estate, net	(8,044)	(20,815)
Loss (gain) on consolidation, net	—	41,017
Other non-cash items	560	(2,401)
Decrease (increase) in accounts receivable and other assets, net	(11,114)	(18,082)
Increase (decrease) in accounts payable, accrued liabilities and deferred revenue	(32,633)	12,315
Net cash provided by (used in) operating activities	158,582	196,164
Cash flows from investing activities:
Acquisitions of real estate	(106,298)	(22,121)
Development and redevelopment of real estate	(136,654)	(113,648)
Leasing costs, tenant improvements, and recurring capital expenditures	(19,220)	(19,246)
Proceeds from sales of real estate, net	122,678	30,392
Contributions to unconsolidated joint ventures	(3,870)	(3,688)
Distributions in excess of earnings from unconsolidated joint ventures	5,497	7,257
Proceeds from sales/principal repayments on debt investments and direct financing leases	481	132,429
Investments in loans receivable, direct financing leases and other	(22,891)	(647)
Net cash provided by (used in) investing activities	(160,277)	10,728
Cash flows from financing activities:
Borrowings under bank line of credit	320,000	240,000
Repayments under bank line of credit	(125,000)	(170,000)
Repayments and repurchase of debt, excluding bank line of credit	(2,437)	(1,172)
Issuance of common stock and exercise of options	1,578	2,774
Repurchase of common stock	(2,919)	(2,144)
Dividends paid on common stock	(177,286)	(174,149)
Issuance of noncontrolling interests	—	995
Distributions to and purchase of noncontrolling interests	(5,415)	(67,542)
Net cash provided by (used in) financing activities	8,521	(171,238)
Effect of foreign exchanges on cash, cash equivalents and restricted cash	(20)	111
Net increase (decrease) in cash, cash equivalents and restricted cash	6,806	35,765
Cash, cash equivalents and restricted cash, beginning of period	139,846	82,203
Cash, cash equivalents and restricted cash, end of period	$146,652	$117,968
See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  Business

Overview
HCP, Inc., a Standard & Poor’s 500 company, is a Maryland corporation that is organized to qualify as a real estate investment trust (“REIT”) which, together with its consolidated entities (collectively, “HCP” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). The Company acquires, develops, leases, owns and manages healthcare real estate. The Company’s diverse portfolio is comprised of investments in the following reportable healthcare segments: (i) senior housing triple-net; (ii) senior housing operating portfolio (“SHOP”); (iii) life science and (iv) medical office.
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
The consolidated financial statements include the accounts of HCP, Inc., its wholly-owned subsidiaries, joint ventures (“JVs”) and variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).
Recent Accounting Pronouncements
Adopted
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

As the timing and recognition of the majority of the Company’s revenue is the same whether accounted for under the Revenue ASUs or lease accounting guidance (see discussion below), the impact of the Revenue ASUs, upon and subsequent to adoption, is generally limited to the following:

•
Prior to the adoption of the Revenue ASUs, the Company recognized a gain on sale of real estate using the full accrual method when collectibility of the sales price was reasonably assured, the Company was not obligated to perform additional activities that may be considered significant, the initial investment from the buyer was sufficient and other profit recognition criteria had been satisfied. The Company deferred all or a portion of a gain on sale of real estate if the requirements for gain recognition were not met at the time of sale. Subsequent to adopting the Revenue ASUs on January 1, 2018, the Company began recognizing a gain on sale of real estate upon transferring control of the asset to the purchaser, which is generally satisfied at the time of sale. In conjunction with its adoption of the Revenue ASUs, the Company reassessed its historical partial sale of real estate transactions to determine which transactions, if any, were not completed contracts (i.e., the transaction did not qualify for sale treatment under previous guidance). The Company concluded that it had one such material transaction, its partial sale of RIDEA II in the first quarter of 2017 (which was not a completed sale under historical guidance as of the Company's adoption date due to a minor obligation related to the interest sold). In accordance with the Revenue ASUs, the Company recorded its retained 40% equity investment at fair value as of the sale date. As a result, the Company recorded an adjustment to equity as of January 1, 2018 (under the modified retrospective transition approach) representing a step-up in the fair value of its equity investment in RIDEA II of $107 million (to a carrying value of $121 million as of January 1, 2018) and a $30 million impairment charge to decrease the carrying value to the sales price of the investment (see Note 3). The Company completed the sale of its equity investment in June 2018 and no longer holds an economic interest in RIDEA II.

•	The Company generally expects that the new guidance will result in certain transactions qualifying as sales of real estate at an earlier date than under historical accounting guidance.

•
The Company, along with its joint venture partners and independent SHOP operators, provide certain ancillary services to SHOP residents that are not contemplated in the lease with each resident (i.e., guest meals, concierge services, pharmacy services, etc.). These services are provided and paid for in addition to the standard services included in each resident lease (i.e., room and board, standard meals, etc.). The Company bills residents for ancillary services one month in arrears and recognizes revenue as the services are provided, as the Company has no continuing performance obligation related to those services. Included within resident fees and services for both the three months ended March 31, 2019 and 2018 is $10 million of ancillary service revenue.

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 (codified under Accounting Standards Codification (“ASC”) 842, Leases) amends the previous accounting for leases to: (i) require lessees to put most leases on their balance sheets (not required for short-term leases with lease terms of 12 months or less), but continue recognizing expenses on their income statements in a manner similar to requirements under prior accounting guidance, (ii) eliminate real estate specific lease provisions, and (iii) modify the classification criteria and accounting for sales-type leases for lessors. Additionally, ASU 2016-02 provides a practical expedient, which the Company elected, that allows an entity to not reassess the following upon adoption (must be elected as a group): (i) whether an expired or existing contract contains a lease arrangement, (ii) lease classification related to expired or existing lease arrangements, or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs.
As a result of adopting ASU 2016-02 on January 1, 2019 using the modified retrospective transition approach, the Company recognized a cumulative-effect adjustment to equity of $1 million as of January 1, 2019. Under ASU 2016-02, the Company began capitalizing fewer costs related to the drafting and negotiation of its lease agreements. Additionally, the Company began recognizing all of its significant operating leases for which it is the lessee, including corporate office leases, equipment leases, and ground leases, on its consolidated balance sheets as a lease liability and corresponding right-of-use asset. As such, the Company recognized a lease liability of $153 million and right-of-use asset of $166 million on January 1, 2019. The aggregate lease liability is calculated as the present value of minimum lease payments, discounted using a rate that approximates the Company’s secured incremental borrowing rate, adjusted for the noncancelable term of each lease. The right-of-use asset is calculated as the aggregate lease liability, adjusted for the existing accrued straight-line rent liability balance of $20 million and net unamortized above/below market ground lease intangible assets of $33 million.
Under ASU 2016-02, a practical expedient was offered to lessees to make a policy election, which the Company elected, to not separate lease and nonlease components, but rather account for the combined components as a single lease component under ASC 842. In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements (“ASU 2018-11”), which provides lessors with a similar option to elect a practical expedient allowing them to not separate lease and nonlease components in a contract for the purpose of revenue recognition and disclosure. This practical expedient is limited to circumstances in which: (i) the timing and pattern of transfer are the same for the nonlease component and the related lease component and (ii) the lease component, if accounted for separately, would be classified as an operating lease. This practical expedient causes an entity to assess whether a contract is predominantly lease or service based and recognize the entire contract under the relevant accounting guidance (i.e., predominantly lease-based would be accounted for under ASU 2016-02 and predominantly service-based would be accounted for under the Revenue ASUs). The Company elected this practical expedient as well and, as a result, beginning January 1, 2019, the Company recognizes revenue from its senior housing triple-net, medical office, and life science segments under ASC 842 and revenue from its SHOP segment under the Revenue ASUs (codified under ASC 606, Revenue from Contracts with Customers).
In conjunction with reaching the conclusions above, the Company concluded it was appropriate (under ASC 205, Presentation of Financial Statements) to reclassify amounts previously classified as revenue from tenant recoveries (within the senior housing triple-net, life science, and medical office segments) and present them combined with rental and related revenues within the consolidated statements of operations. The Company implemented this change during the fourth quarter of 2018. Included within rental and related revenues for the three months ended March 31, 2018 is $37 million of tenant recoveries.
In December 2018, the FASB issued ASU No. 2018-20, Narrow Scope Improvements for Lessors (“ASU 2018-20”), which requires that a lessor: (i) exclude certain lessor costs paid directly by a lessee to third parties on behalf of the lessor from a lessor's measurement of variable lease revenue and associated expense (i.e., no gross up of revenue and expense for these costs), and (ii) include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense (i.e., gross up revenue and expense for these costs). This is consistent with the Company’s historical presentation and did not require a material change on January 1, 2019.
Other. Effective January 1, 2019, the Company adopted the following ASU, which did not have a material impact to its consolidated financial position, results of operations, cash flows or disclosures upon adoption:

•
ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The amendments in ASU 2017-12 expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For cash flow and net investment hedges existing at the date of adoption, the Company adopted the amendments in ASU 2017-12 using the modified retrospective approach. For amendments impacting presentation and disclosure, the Company adopted ASU 2017-12 using a prospective approach.

Not Yet Adopted
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
Segment Reporting
The Company’s reportable segments, based on how it evaluates its business and allocates resources, are as follows: (i) senior housing triple-net, (ii) SHOP, (iii) life science and (iv) medical office. During the first quarter of 2019, as a result of a change in how operating results are reported to the Company's chief operating decision makers for the purpose of evaluating performance and allocating resources, two facilities were reclassified from other non-reportable segments to the medical office segment. Accordingly, all prior period segment information has been recast to conform to the current period presentation.

NOTE 3.  Real Estate Transactions

2019 Real Estate Investments
Cambridge Acquisition
During the three months ended March 31, 2019, the Company acquired a life science facility for $71 million and development rights at an adjacent undeveloped land parcel for consideration of up to $27 million. The existing facility and land parcel are located in Cambridge, Massachusetts.
Discovery Portfolio Acquisition
In April 2019, the Company acquired a portfolio of nine senior housing properties for $445 million. The properties are located across Florida, Georgia and Texas and will be operated by Discovery Senior Living, LLC (“Discovery”).
Oakmont Portfolio Acquisition and Transitions
On May 1, 2019, the Company acquired three newly-built, senior housing communities for $113 million. The portfolio will be operated by Oakmont Senior Living LLC (“Oakmont”). Additionally, the Company transitioned four senior housing triple-net properties to RIDEA structures with Oakmont continuing as the operator.
2018 Real Estate Investments
MSREI MOB JV
In August 2018, the Company and Morgan Stanley Real Estate Investment (“MSREI”) formed a joint venture (the “MSREI JV”) to own a portfolio of medical office buildings (“MOBs”), which the Company owns 51% of and consolidates. To form the joint venture, MSREI contributed cash of $298 million and HCP contributed nine wholly-owned MOBs (the “Contributed Assets”). The Contributed Assets are primarily located in Texas and Florida and were valued at approximately $320 million at the time of contribution. The MSREI JV used substantially all of the cash contributed by MSREI to acquire an additional portfolio of 16 MOBs in Greenville, South Carolina (the “Greenville Portfolio”) for $285 million. Concurrent with acquiring the additional MOBs, the MSREI JV entered into 10-year leases with the anchor tenants in the Greenville Portfolio.
The Contributed Assets are accounted for at historical depreciated cost by the Company, as the assets continue to be consolidated. The Greenville Portfolio was accounted for as an asset acquisition, which required the Company to record the individual components of the acquisition at their relative fair values. As a result, the Company recorded net real estate of $276 million and net intangible assets of $20 million during the three months ended September 30, 2018 related to the Greenville Portfolio. Additionally, during the three months ended September 30, 2018, the Company recognized a noncontrolling interest of $298 million related to the interest owned by MSREI. Refer to Note 14 for a discussion of the Company’s consolidation of the MSREI JV.
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
Sierra Point Towers Acquisition
In November 2018, the Company entered into definitive agreements to acquire two life science buildings in South San Francisco, California adjacent to the Company’s The Shore at Sierra Point development, for $245 million. The Company made a $15 million nonrefundable deposit upon completing due diligence and expects to close the transaction in the second quarter of 2019.
Other
During the three months ended March 31, 2018, the Company acquired development rights on a land parcel in the Boston suburb of Lexington, Massachusetts for $21 million. The Company commenced a life science development on the land in 2018.
Development Activities
As part of the development program with HCA Healthcare, during the first quarter of 2019, the Company signed definitive agreements to develop three additional MOBs, two of which will be on-campus, with an aggregate estimated cost of $70 million. Construction on these projects is expected to commence in the second quarter of 2019.

Held for Sale
At March 31, 2019, two MOBs and one SHOP facility were classified as held for sale, with an aggregate carrying value of $11 million, primarily comprised of real estate assets of $10 million, net of accumulated depreciation of $5 million. At December 31, 2018, nine SHOP facilities and one undeveloped life science land parcel were classified as held for sale, with an aggregate carrying value of $108 million, primarily comprised of real estate assets of $101 million, net of accumulated depreciation of $30 million. Liabilities of assets held for sale was primarily comprised of intangible and other liabilities at both March 31, 2019 and December 31, 2018.
2019 Dispositions of Real Estate
During the quarter ended March 31, 2019, the Company sold nine SHOP assets for $68 million, two senior housing triple-net assets for $26 million, and one undeveloped life science land parcel for $35 million, resulting in total gain on sales of $8 million.
2018 Dispositions of Real Estate
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
In June 2018, the Company sold its remaining 40% ownership interest in RIDEA II to an investor group led by CPA for $91 million. Additionally, CPA refinanced the Company’s $242 million of loans receivable from RIDEA II, resulting in total proceeds of $332 million. The Company no longer holds an economic interest in RIDEA II.
U.K. Portfolio
In June 2018, the Company entered into a joint venture with an institutional investor (the “U.K. JV”) through which the Company sold a 51% interest in substantially all United Kingdom (“U.K.”) assets previously owned by the Company (the “U.K. Portfolio”) based on a total value of £382 million ($507 million). The Company retained a 49% noncontrolling interest in the joint venture and received gross proceeds of $402 million, including proceeds from the refinancing of the Company’s previously held intercompany loans. Upon closing the U.K. JV, the Company deconsolidated the U.K. Portfolio, recognized its retained noncontrolling interest investment at fair value ($105 million) and recognized a gain on sale of $11 million, net of $17 million of cumulative foreign currency translation reclassified from other comprehensive income. The U.K. JV provides numerous mechanisms by which the joint venture partner can acquire the Company’s remaining interest in the U.K. JV. The fair value of the Company’s retained noncontrolling interest investment is based on Level 2 measurements within the fair value hierarchy.
Additionally, in August 2018, the Company sold its remaining £11 million U.K. development loan at par.
Other
During the quarter ended March 31, 2018, the Company sold two SHOP assets for $35 million, resulting in total gain on sales of $21 million.
During the quarter ended June 30, 2018, the Company sold eight SHOP assets for $268 million and two senior housing triple-net assets for $35 million, resulting in total gain on sales of $25 million.
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
Additionally, during 2018, the Company sold 19 senior housing assets to a third-party buyer for $377 million, resulting in a gain on sale of $40 million.

Impairments of Real Estate
2019
During the three months ended March 31, 2019, the Company determined that the carrying value of two MOBs that are candidates for potential future sale was no longer recoverable due to the Company’s shortened intended hold period under the held-for-use impairment model. Accordingly, the Company wrote-down the carrying amount of these two assets to their respective fair value, which resulted in an aggregate impairment charge of $9 million. The fair value of the assets was based on forecasted sales prices which are considered to be Level 2 measurements within the fair value hierarchy.
Brookdale MTCA Transactions
In November 2017, the Company and Brookdale Senior Living, Inc. (“Brookdale”) entered into a Master Transactions and Cooperation Agreement (the “MTCA”) to provide the Company with the ability to significantly reduce its concentration of assets leased to and/or managed by Brookdale (the “Brookdale Transactions”). In connection with the overall transaction pursuant to the MTCA, the Company and Brookdale, and certain of their respective subsidiaries, agreed to the following:

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

•
The Company received the right to sell, or transition to other operators, 32 of the 78 total assets under an Amended and Restated Master Lease and Security Agreement (the “Amended Master Lease”) with Brookdale and 36 of the RIDEA Facilities (and terminate related management agreements with an affiliate of Brookdale without penalty), certain of which were sold during 2018 and 2019 and are included in the disposition transactions discussed above;

•	The Company provided an aggregate $5 million annual reduction in rent on three assets, effective January 1, 2018; and

•
Brookdale agreed to purchase two of the assets under the Amended Master Lease for $35 million and four of the RIDEA Facilities for $240 million, all of which were sold in 2018 and are included in the 2018 disposition transactions discussed above.

Additionally, during 2018, the Company terminated the previous management agreements or leases with Brookdale on 37 assets contemplated under the MTCA and completed the transition of 20 SHOP assets and 17 senior housing triple-net assets to other managers.

NOTE 4.  Leases

Lease Income
The following table summarizes the Company’s lease income:

	Three Months Ended March 31,
	2019	2018
Operating lease income	$294,222	$316,752
Interest income on direct financing leases	13,524	13,266

Direct Financing Leases
Net investment in DFLs consists of the following (dollars in thousands):

March 31, 2019
Present value of minimum lease payments receivable	$273,629
Present value of estimated residual value	114,364
Less deferred selling profits	(24,598)
Net investment in direct financing leases	$363,395
Properties subject to direct financing leases	15

December 31, 2018
Minimum lease payments receivable	$1,013,976
Estimated residual value	507,484
Less unearned income	(807,642)
Net investment in direct financing leases	$713,818
Properties subject to direct financing leases	29

Direct Financing Lease Internal Ratings
The following table summarizes the Company’s internal ratings for DFLs at March 31, 2019 (dollars in thousands):

	Carrying Amount	Percentage of DFL Portfolio	Internal Ratings
Segment			Performing DFLs	Watch List DFLs	Workout DFLs
Senior housing triple-net	$278,791	77	$278,791	$—	$—
Other non-reportable segments	84,604	23	84,604	—	—
	$363,395	100	$363,395	$—	$—

Beginning September 30, 2013, the Company placed a 14-property senior housing triple-net DFL (the “DFL Watchlist Portfolio”) on nonaccrual status and “Watch List” status. The Company determined that the collection of all rental payments was and continues to be no longer reasonably assured; therefore, rental revenue for the DFL Watchlist Portfolio is being recognized on a cash basis. During the three months ended March 31, 2019 and 2018, the Company recognized income from DFLs of $4 million and $3 million, respectively. During the three months ended March 31, 2019 and 2018, the Company received cash payments of $5 million from the DFL Watchlist Portfolio. The carrying value of the DFL Watchlist Portfolio was zero and $351 million at March 31, 2019 and December 31, 2018, respectively.
Direct Financing Lease Transition
During the first quarter of 2019, the Company transitioned the DFL Watchlist Portfolio to a RIDEA structure, requiring the Company to recognize net assets equal to the lower of the net assets’ fair value or the carrying value of the net investment in the DFL. As a result, the Company derecognized the $351 million carrying value of the net investment in DFL related to the 14 properties and recognized a combination of net real estate ($331 million) and net intangibles assets ($20 million) for the same aggregate amount, with no gain or loss recognized. As a result of the transaction, the 14 properties were transitioned from the senior housing triple-net segment to the SHOP segment during the first quarter of 2019.
Direct Financing Lease Receivable Maturities
The following table summarizes future minimum lease payments contractually due under DFLs at March 31, 2019 (in thousands):

Year	Amount
2019 (nine months)	$29,365
2020	32,558
2021	31,989
2022	25,346
2023	24,774
Thereafter	416,286
Undiscounted minimum lease payments receivable	560,318
Less: imputed interest	(286,689)
Present value of minimum lease payments receivable	$273,629
The following table summarizes future minimum lease payments contractually due under DFLs at December 31, 2018 (in thousands):

Year	Amount
2019	$114,970
2020	63,308
2021	63,687
2022	58,135
2023	58,570
Thereafter	655,306
$1,013,976

Residual Value Risk
Quarterly, the Company reviews the estimated unguaranteed residual value of assets under DFLs to determine if there have been any material changes compared to the prior quarter. As needed, the Company and/or the related tenants will invest necessary funds to maintain the residual value of each asset.
Operating Leases
Future Minimum Rents
The following table summarizes future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under non-cancelable operating leases as of March 31, 2019 (in thousands):

Year	Amount
2019 (nine months)	$733,816
2020	952,756
2021	884,923
2022	782,066
2023	703,054
Thereafter	2,505,848
$6,562,463

The following table summarizes future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under non-cancelable operating leases as of December 31, 2018 (in thousands):

Year	Amount
2019	$971,417
2020	928,102
2021	853,451
2022	751,972
2023	675,537
Thereafter	2,320,847
$6,501,326

Lease Costs
The following tables provide information regarding the Company’s leases to which it is the lessee, such as corporate offices and ground leases (dollars in thousands):

	Three Months Ended March 31,
Lease Expense Information:	2019	2018
Total lease expense(1)	$4,803	$5,024
_______________________________________

(1)
Lease expense related to corporate assets is included in general and administrative expenses and lease expense related to ground leases is included within operating expenses in the Company’s consolidated statements of operations.

	Three Months Ended March 31,
Supplemental Cash Flow Information:	2019	2018
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows for operating leases	$3,963	$4,253

ROU asset obtained in exchange for new lease liability:
Operating leases	$880	$—

Weighted Average Lease Term and Discount Rate:	March 31, 2019
Weighted average remaining lease term (years):
Operating leases	52

Weighted average discount rate:
Operating leases	4.36%

The following table summarizes future minimum lease obligations under non-cancelable ground and other operating leases as of March 31, 2019 (in thousands):

Year	Amount
2019 (nine months)	$5,937
2020	7,816
2021	7,888
2022	8,028
2023	8,198
Thereafter	471,083
Undiscounted minimum lease payments payable	508,950
Less: imputed interest	(356,113)
Present value of lease liability	$152,837
The following table summarizes future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2018 (in thousands):

Year	Amount
2019	$5,597
2020	5,687
2021	5,776
2022	5,862
2023	5,983
Thereafter	466,130
$495,035

Depreciation Expense
While the Company leases the majority of its property, plant, and equipment to various tenants under operating leases and DFLs, in certain situations, the Company owns and operates property, plant, and equipment for general corporate purposes. Corporate assets are recorded within other assets, net within the Company’s consolidated balance sheets and depreciation expense for those assets is recorded in general and administrative expenses in the Company’s consolidated statements of operations. Included within other assets, net as of both March 31, 2019 and December 31, 2018 is $3 million and $2 million, respectively, of accumulated depreciation related to corporate assets. Included within general and administrative expenses for the three months ended March 31, 2019 and 2018 is $0.4 million and $0.2 million, respectively, of depreciation expense related to corporate assets.
NOTE 5.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	March 31, 2019			December 31, 2018
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine	$—	$20,545	$20,545	$—	$21,013	$21,013
Participating development loans and other(1)	65,635	—	65,635	42,037	—	42,037
Unamortized discounts, fees and costs	—	(41)	(41)	—	(52)	(52)
	$65,635	$20,504	$86,139	$42,037	$20,961	$62,998
_______________________________________

(1)	At March 31, 2019, the Company had $53 million remaining of commitments to fund a $115 million senior living development project.

Loans Receivable Internal Ratings
The following table summarizes the Company’s internal ratings for loans receivable at March 31, 2019 (dollars in thousands):

	Carrying Amount	Percentage of Loan Portfolio	Internal Ratings
Investment Type			Performing Loans	Watch List Loans	Workout Loans
Real estate secured	$65,635	76	$65,635	$—	$—
Other secured	20,504	24	20,504	—	—
	$86,139	100	$86,139	$—	$—

U.K. Bridge Loan
In 2016, the Company provided a £105 million ($131 million at closing) bridge loan to MMCG (the “U.K. Bridge Loan”) to fund the acquisition of a portfolio of seven care homes in the U.K. Under the U.K. Bridge Loan, the Company retained a three year call option to acquire those seven care homes at a future date for £105 million, subject to certain conditions precedent being met. In March 2018, upon resolution of all conditions precedent, the Company began the process of exercising its call option to acquire the seven care homes and concluded that it should consolidate the real estate. As a result, the Company derecognized the outstanding loan receivable of £105 million and recognized a £29 million ($41 million) loss on consolidation. Refer to Note 14 for the complete impact of consolidating the seven care homes during the first quarter of 2018.
In June 2018, the Company completed the process of exercising the above-mentioned call option. The seven care homes acquired through the call option were included in the U.K. JV transaction (see Note 3).
NOTE 6.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

			Carrying Amount
			March 31,	December 31,
Entity(1)	Property Count	Ownership %	2019	2018
CCRC JV	15	49	$358,172	$365,764
U.K. JV(2)	68	49	102,692	101,735
MBK JV	5	50	34,935	35,435
Other SHOP JVs(3)	5	50 - 90	24,684	25,493
Medical Office JVs(4)	3	20 - 67	10,039	10,160
K&Y JVs(5)	3	80	1,431	1,430
Advances to unconsolidated joint ventures, net			13	71
			$531,966	$540,088
_______________________________________

(1)	These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.

(2)	See Note 3 for discussion of the formation of the U.K. JV and the Company’s equity method investment.

(3)
Includes four unconsolidated SHOP joint ventures (and the Company’s ownership percentage): (i) Vintage Park Development JV (85%); (ii) Waldwick JV (85%); (iii) Otay Ranch JV (90%); and (iv) MBK Development JV (50%).

(4)	Includes three unconsolidated medical office joint ventures (and the Company’s ownership percentage): HCP Ventures IV, LLC (20%); HCP Ventures III, LLC (30%); and Suburban Properties, LLC (67%).

(5)	At March 31, 2019, includes two unconsolidated joint ventures. At December 31, 2018, includes three unconsolidated joint ventures.

NOTE 7.  Intangibles

Intangible assets primarily consist of lease-up intangibles and above market tenant lease intangibles. Intangible liabilities primarily consist of below market lease intangibles. The following tables summarize the Company’s intangible lease assets and liabilities (in thousands):

Intangible lease assets	March 31, 2019	December 31, 2018
Gross intangible lease assets	$491,998	$556,114
Accumulated depreciation and amortization	(216,433)	(251,035)
Intangible assets, net	$275,565	$305,079

Intangible lease liabilities	March 31, 2019	December 31, 2018
Gross intangible lease liabilities	$82,777	$94,444
Accumulated depreciation and amortization	(33,289)	(39,781)
Intangible liabilities, net	$49,488	$54,663

On January 1, 2019, in conjunction with the adoption of ASU 2016-12 (see Note 2), the Company reclassified $39 million of intangible assets, net and $6 million of intangible liabilities, net related to above and below market ground leases to right-of-use asset, net.
NOTE 8.  Debt

Bank Line of Credit and Term Loan
The Company’s $2.0 billion unsecured revolving line of credit facility (the “Facility”) matures on October 19, 2021 and contains two, six months extension options. Borrowings under the Facility accrue interest at LIBOR plus a margin that depends on the Company’s credit ratings. The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at March 31, 2019, the margin on the Facility was 0.875% and the facility fee was 0.15%. The Facility also includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. At March 31, 2019, the Company had $277 million, including £55 million ($72 million), outstanding under the Facility, with a weighted average effective interest rate of 3.20%.
The Facility contains certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements: (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%; (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%; (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a Minimum Consolidated Tangible Net Worth of $6.5 billion. At March 31, 2019, the Company believes it was in compliance with each of these restrictions and requirements of the Facility.
On July 3, 2018, the Company exercised its one-time right under its term loan to repay the outstanding British pound sterling (“GBP”) balance and re-borrow in U.S. Dollars (“USD”) with all other key terms unchanged, which resulted in repayment of the £169 million balance and re-borrowing of $224 million. In November 2018, the Company repaid the $224 million unsecured term loan, bringing the total term loan balance to zero.
Senior Unsecured Notes
At March 31, 2019, the Company had senior unsecured notes outstanding with an aggregate principal balance of $5.3 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at March 31, 2019.

There were no senior unsecured notes payoffs during the three months ended March 31, 2019. The following table summarizes the Company’s senior unsecured notes payoffs during the year ended December 31, 2018 (dollars in thousands):

Date	Amount	Coupon Rate
July 16, 2018(1)	$700,000	5.375%
November 8, 2018	$450,000	3.750%

_______________________________________

(1)	The Company recorded a $44 million loss on debt extinguishment related to the repurchase of senior notes.
There were no senior unsecured notes issuances during the three months ended March 31, 2019 or year ended December 31, 2018.
Mortgage Debt
At March 31, 2019, the Company had $132 million in aggregate principal of mortgage debt outstanding, which is secured by 15 healthcare facilities with an aggregate carrying value of $276 million.
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
Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at March 31, 2019 (in thousands):

Year	Bank Line of Credit(1)	Senior Unsecured Notes(2)	Mortgage Debt(3)	Total(4)
2019 (nine months)	$—	$—	$2,686	$2,686
2020	—	800,000	3,609	803,609
2021	276,500	—	10,957	287,457
2022	—	900,000	2,691	902,691
2023	—	800,000	2,811	802,811
Thereafter	—	2,800,000	109,705	2,909,705
	276,500	5,300,000	132,459	5,708,959
(Discounts), premium and debt costs, net	—	(39,378)	5,066	(34,312)
	$276,500	$5,260,622	$137,525	$5,674,647
_______________________________________

(1)	Includes £55 million translated into USD.

(2)	Effective interest rates on the notes ranged from 2.79% to 6.87% with a weighted average effective interest rate of 4.03% and a weighted average maturity of five years.

(3)	Effective interest rates on the mortgage debt ranged from 2.47% to 5.91% with a weighted average effective interest rate of 4.19% and a weighted average maturity of 19 years.

(4)	Excludes $89 million of other debt that have no scheduled maturities.
NOTE 9.  Commitments and Contingencies

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
Derivative Actions. On June 16, 2016 and July 5, 2016, purported stockholders of the Company filed two derivative actions, respectively, Subodh v. HCR ManorCare Inc., et al., Case No. 30-2016-00858497-CU-PT-CXC and Stearns v. HCR ManorCare, Inc., et al., Case No. 30-2016-00861646-CU-MC-CJC, in the Superior Court of California, County of Orange, against certain of the Company’s current and former directors and officers and HCRMC. The Company is named as a nominal defendant. As both derivative actions contained substantially the same allegations, they have been consolidated into a single action (the “California derivative action”). The consolidated action alleges that the defendants engaged in various acts of wrongdoing, including, among other things, breaching fiduciary duties by publicly making false or misleading statements of fact regarding HCRMC’s finances and prospects, and failing to maintain adequate internal controls. On April 18, 2017, the Court approved the parties’ stipulation to stay the case pending disposition of the motion to dismiss the class action litigation.
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
The Company believes that the plaintiffs lack standing or the lawsuits and demands are without merit, but cannot predict the outcome of these proceedings or reasonably estimate any potential loss at this time. Accordingly, no loss contingency has been recorded for these matters as of March 31, 2019, as the likelihood of loss is not considered probable or estimable.

NOTE 10.  Equity

At-The-Market Equity Offering Program
In June 2015, the Company established an at-the-market equity offering program (“ATM Program”) to sell shares of its common stock from time to time through a consortium of banks acting as sales agents or directly to the banks acting as principals. In May 2018, the Company renewed its ATM Program (the “2018 ATM Program”). During the year ended December 31, 2018, the Company issued 5.4 million shares of common stock at a weighted average net price of $28.27 for net proceeds of $154 million.
In February 2019, the Company terminated the 2018 ATM Program and established a new ATM Program (the “2019 ATM Program) pursuant to which shares of common stock having an aggregate gross sales price of up to $1.0 billion may be sold (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals, or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. The use of a forward sale agreement would allow the Company to lock in a share price on the sale of shares at the time the agreement is effective, but defer receiving the proceeds from the sale of shares until a later date.
During the three months ended March 31, 2019, the Company utilized the forward provisions under the 2019 ATM Program to allow for the sale of up to an aggregate of 3.6 million shares of its common stock at an initial weighted average net price of $31.19 per share, after commissions. Each forward sale has a one year term, during which time the Company must settle the forward sale by delivery of physical shares of common stock to the forward seller or, at the Company’s election, in cash or net shares. The forward sale price that the Company expects to receive upon settlement will be the initial forward price established upon the effective date, subject to adjustments for: (i) accrued interest, (ii) the forward purchasers’ stock borrowing costs, and (iii) certain fixed price reductions during the term of the agreement. At March 31, 2019, no shares had been issued to settle any of the forward sales, all of which remain outstanding.
At March 31, 2019, approximately $888 million of our common stock remained available for sale under the 2019 ATM Program.
Subsequent to March 31, 2019, the Company utilized the forward provisions under the 2019 ATM Program to allow for the sale of up to an additional 1.5 million shares of its common stock at an initial weighted average net price of $30.63 per share, after commissions. Each forward sale has a one year term, during which time the Company must settle the forward sale by delivery of physical shares of common stock to the forward seller or, at the Company’s election, in cash or net shares.
2018 Forward Equity Offering
In December 2018, the Company entered into a forward sales agreement to sell up to an aggregate of 15.25 million shares of its common stock (including shares issued through the exercise of underwriters’ options) at an initial net price of $28.60 per share, after underwriting discounts and commissions. The agreement has a one year term that expires on December 13, 2019 during which time the Company may settle the forward sales agreement by delivery of physical shares of common stock to the forward seller or, at the Company’s election, by settling in cash or net shares. The forward sale price that the Company expects to receive upon settlement of the agreement will be the initial net price of $28.60, subject to adjustments for: (i) accrued interest, (ii) the forward purchasers’ stock borrowing costs, and (iii) certain fixed price reductions during the term of the agreement. At March 31, 2019, no shares have been issued under the forward sales agreement, which remains outstanding.
In December 2018, contemporaneous with the forward equity offering discussed above, the Company completed an offering of 2 million shares of common stock at a net price of $28.60 per share, resulting in net proceeds of $57 million.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	March 31, 2019	December 31, 2018
Cumulative foreign currency translation adjustment(1)	$(1,021)	$(1,683)
Unrealized gains (losses) on derivatives, net	(373)	(467)
Supplemental Executive Retirement plan minimum liability and other	(2,489)	(2,558)
Total accumulated other comprehensive income (loss)	$(3,883)	$(4,708)

_______________________________________

(1)	See Note 3 for a discussion of the U.K. JV transaction.

NOTE 11.  Segment Disclosures

The Company evaluates its business and allocates resources based on its reportable business segments: (i) senior housing triple-net, (ii) SHOP, (iii) life science and (iv) medical office. The Company has non-reportable segments that are comprised primarily of the Company’s debt investments, hospital properties, unconsolidated joint ventures, and U.K. investments. The accounting policies of the segments are the same as those in Note 2 to the Consolidated Financial Statements in the Company’s 2018 Annual Report on Form 10-K filed with the SEC, as updated by Note 2 herein.
During the first quarter of 2019, as a result of a change in how operating results are reported to the chief operating decision makers for the purpose of evaluating performance and allocating resources, the Company reclassified operating results related to two facilities from its other non-reportable segment to its medical office segment. Accordingly, all prior period segment information has been recast to conform to current period presentation.
During the three months ended March 31, 2019, 18 senior housing triple-net facilities were transferred to the Company’s SHOP segment as a result of terminating the triple-net leases and transitioning the assets to a RIDEA structure. During the three months ended March 31, 2018, there were no transfers of assets between segments. When an asset is transferred from one segment to another, the results associated with that asset are included in the original segment until the date of transfer. Results generated after the transfer date are included in the new segment.
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
NOI and Adjusted NOI exclude the Company’s share of income (loss) from unconsolidated joint ventures, which is recognized as equity income (loss) from unconsolidated joint ventures in the consolidated statements of operations.
Non-segment assets consist of assets in the Company's other non-reportable segments and corporate non-segment assets. Corporate non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, accounts receivable, net, marketable equity securities and, if any, real estate assets and liabilities held for sale. See Note 15 for other information regarding concentrations of credit risk.

The following tables summarize information for the reportable segments (in thousands):
For the three months ended March 31, 2019:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Real estate revenues(1)	$58,892	$126,181	$94,473	$142,195	$12,700	$—	$434,441
Operating expenses	(993)	(96,948)	(21,992)	(48,987)	(7)	—	(168,927)
NOI	57,899	29,233	72,481	93,208	12,693	—	265,514
Adjustments to NOI(2)	564	1,152	(2,478)	(1,771)	195	—	(2,338)
Adjusted NOI	58,463	30,385	70,003	91,437	12,888	—	263,176
Addback adjustments	(564)	(1,152)	2,478	1,771	(195)	—	2,338
Interest income	—	—	—	—	1,713	—	1,713
Interest expense	(589)	(663)	(73)	(111)	—	(47,891)	(49,327)
Depreciation and amortization	(16,683)	(24,086)	(36,246)	(53,101)	(1,835)	—	(131,951)
General and administrative	—	—	—	—	—	(21,355)	(21,355)
Transaction costs	—	—	—	—	—	(4,518)	(4,518)
Recoveries (impairments), net	—	—	—	(8,858)	—	—	(8,858)
Gain (loss) on sales of real estate, net	3,557	4,487	—	—	—	—	8,044
Other income (expense), net	—	—	—	—	—	3,133	3,133
Income tax benefit (expense)	—	—	—	—	—	3,458	3,458
Equity income (loss) from unconsolidated joint ventures	—	—	—	—	(863)	—	(863)
Net income (loss)	$44,184	$8,971	$36,162	$31,138	$11,708	$(67,173)	$64,990
_______________________________________

(1)	Represents rental and related revenues, resident fees and services, and income from DFLs.

(2)
Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, deferral of community fees, net and termination fees.

For the three months ended March 31, 2018:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Real estate revenues(1)	$74,289	$144,670	$99,622	$133,220	$21,031	$—	$472,832
Operating expenses	(1,045)	(101,746)	(21,809)	(47,878)	(74)	—	(172,552)
NOI	73,244	42,924	77,813	85,342	20,957	—	300,280
Adjustments to NOI(2)	(1,865)	(1,607)	(3,751)	(1,932)	(531)	—	(9,686)
Adjusted NOI	71,379	41,317	74,062	83,410	20,426	—	290,594
Addback adjustments	1,865	1,607	3,751	1,932	531	—	9,686
Interest income	—	—	—	—	6,365	—	6,365
Interest expense	(600)	(988)	(83)	(120)	(728)	(72,583)	(75,102)
Depreciation and amortization	(21,906)	(27,628)	(36,080)	(47,198)	(10,438)	—	(143,250)
General and administrative	—	—	—	—	—	(29,175)	(29,175)
Transaction costs	—	—	—	—	—	(2,195)	(2,195)
Gain (loss) on sales of real estate, net	—	20,815	—	—	—	—	20,815
Other income (expense), net	—	—	—	—	(40,567)	160	(40,407)
Income tax benefit (expense)	—	—	—	—	—	5,336	5,336
Equity income (loss) from unconsolidated joint ventures	—	—	—	—	570	—	570
Net income (loss)	$50,738	$35,123	$41,650	$38,024	$(23,841)	$(98,457)	$43,237
_______________________________________

(1)	Represents rental and related revenues, resident fees and services, and income from DFLs.

(2)
Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, deferral of community fees, net and termination fees.

The following table summarizes the Company’s revenues by segment (in thousands):

	Three Months Ended March 31,
Segment	2019	2018
Senior housing triple-net	$58,892	$74,289
SHOP	126,181	144,670
Life science	94,473	99,622
Medical office	142,195	133,220
Other non-reportable segments	14,413	27,396
Total revenues	$436,154	$479,197

See Note 3 for significant transactions impacting the Company’s segment assets during the periods presented.

NOTE 12.  Earnings Per Common Share

Basic income (loss) per common share (“EPS”) is computed based upon the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed based upon the weighted average number of common shares outstanding plus the impact of forward equity sales agreements using the treasury stock method and common shares issuable from the assumed conversion of DownREIT units, stock options, certain performance restricted stock units and unvested restricted stock units. Only those instruments having a dilutive impact on our basic income (loss) per share are included in diluted income (loss) per share during the periods presented.
Restricted stock and certain performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, and require use of the two-class method when computing basic and diluted earnings per share.
During the first quarter of 2019, the Company utilized the forward sale provisions under the 2019 ATM Program to sell up to an aggregate of 3.6 million shares with a one year term. Additionally, in December 2018, the Company entered into a forward equity sales agreement to sell up to an aggregate of 15.25 million shares of its common stock by no later than December 13, 2019. The Company expects to settle the forward sales with shares of common stock prior to their respective expiration dates. See Note 10 for further details.
The Company considered the potential dilution resulting from the forward agreements to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to determine the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. The aggregate effect on the Company’s diluted weighted-average common shares for the three months ended March 31, 2019, was 1.1 million weighted-average incremental shares from the forward equity sales agreements.
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator
Net income (loss)	$64,990	$43,237
Noncontrolling interests' share in earnings	(3,520)	(3,005)
Net income (loss) attributable to HCP, Inc.	61,470	40,232
Less: Participating securities' share in earnings	(441)	(391)
Net income (loss) applicable to common shares	$61,029	$39,841
Denominator
Basic weighted average shares outstanding	477,766	469,557
Dilutive potential common shares - equity awards	272	138
Dilutive potential common shares - forward equity agreements	1,093	—
Diluted weighted average common shares	479,131	469,695
Basic earnings per common share
Basic	$0.13	$0.08
Diluted	$0.13	$0.08

For the three months ended March 31, 2019 and 2018, 6 million and 7 million shares, respectively, issuable upon conversion of DownREIT units were not included because they are anti-dilutive. Additionally, for the three months ended March 31, 2019, 18 million shares of common stock issuable pursuant to the settlement of forward equity sales agreements were not included because they are anti-dilutive (see discussion above). For all periods presented in the above table, approximately 1 million shares of common stock subject to outstanding equity awards (restricted stock units and stock options) were not included because they are anti-dilutive.

NOTE 13.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2019	2018
Supplemental cash flow information:
Interest paid, net of capitalized interest	$53,475	$92,701
Income taxes paid (refunded)	(769)	340
Capitalized interest	8,369	3,578
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	94,904	62,160
Derecognition of U.K. Bridge Loan receivable	—	147,474
Consolidation of net assets related to U.K. Bridge Loan	—	106,457
Vesting of restricted stock units and conversion of non-managing member units into common stock	4,341	258
Conversion of DFLs to real estate	350,540	—

See discussion related to the U.K. Bridge Loan in Notes 5 and 14.
The following table summarizes cash, cash equivalents and restricted cash (in thousands):

	March 31,
	2019	2018
Cash and cash equivalents	$120,117	$86,021
Restricted cash	26,535	31,947
Cash, cash equivalents and restricted cash	$146,652	$117,968

NOTE 14.  Variable Interest Entities

Unconsolidated Variable Interest Entities
At March 31, 2019, the Company had investments in: (i) 30 properties leased to VIE tenants, (ii) four unconsolidated VIE joint ventures, (iii) marketable debt securities of one VIE, and (iv) one loan to a VIE borrower. The Company has determined that it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (CCRC OpCo, Vintage Park Development JV, Waldwick JV and the LLC investment discussed below), it has no formal involvement in these VIEs beyond its investments.
The Company leases 30 properties to a total of four tenants that have also been identified as VIEs (“VIE tenants”). These VIE tenants are “thinly capitalized” entities that rely on the operating cash flows generated from the senior housing facilities to pay operating expenses, including the rent obligations under their leases.
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
The Company provided seller financing of $10 million related to its sale of seven senior housing triple-net facilities. The financing was provided in the form of a secured five year mezzanine loan to a “thinly capitalized” borrower created to acquire the facilities.
The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at March 31, 2019 was as follows (in thousands):

VIE Type	Asset/Liability Type	Maximum Loss Exposure and Carrying Amount(1)
VIE tenants - DFLs(2)	Net investment in DFLs	$249,803
VIE tenants - operating leases(2)	Lease intangibles, net and straight-line rent receivables	6,909
CCRC OpCo	Investments in unconsolidated joint ventures	175,011
Unconsolidated development joint ventures	Investments in unconsolidated joint ventures	15,206
Loan - seller financing	Loans receivable, net	10,000
CMBS and LLC investment	Marketable debt and LLC investment	34,397
_______________________________________

(1)	The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).

(2)	The Company’s maximum loss exposure may be mitigated by re-leasing the underlying properties to new tenants upon an event of default.
At March 31, 2019, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
See Notes 4, 5 and 6 for additional descriptions of the nature, purpose and operating activities of the Company’s unconsolidated VIEs and interests therein.

Consolidated Variable Interest Entities
HCP, Inc.’s consolidated total assets and total liabilities at March 31, 2019 and December 31, 2018 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to HCP, Inc. Total assets and total liabilities include VIE assets and liabilities as follows (in thousands):

	March 31, 2019	December 31, 2018
Assets
Buildings and improvements	$2,001,875	$1,949,582
Development costs and construction in progress	43,481	39,584
Land	196,484	151,746
Accumulated depreciation and amortization	(424,325)	(398,143)
Net real estate	1,817,515	1,742,769
Investments in and advances to unconsolidated joint ventures	1,534	1,550
Accounts receivable, net	6,811	7,904
Cash and cash equivalents	32,831	23,772
Restricted cash	3,386	3,399
Intangible assets, net	96,197	111,333
Right-of-use asset, net	93,796	—
Other assets, net	44,312	43,149
Total assets	$2,096,382	$1,933,876
Liabilities
Mortgage debt	44,500	44,598
Intangible liabilities, net	17,014	19,128
Lease liability	90,043	—
Accounts payable and accrued liabilities	56,542	66,736
Deferred revenue	23,536	24,215
Total liabilities	$231,635	$154,677

HCP Ventures V, LLC.  The Company holds a 51% ownership interest in and is the managing member of a joint venture entity formed in October 2015 that owns and leases MOBs (“HCP Ventures V”). The Company classifies HCP Ventures V as a VIE due to the non-managing member lacking substantive participation rights in the management of HCP Ventures V or kick-out rights over the managing member. The Company consolidates HCP Ventures V as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of HCP Ventures V primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of capital expenditures for the properties. Assets generated by HCP Ventures V may only be used to settle its contractual obligations (primarily from capital expenditures).
Vintage Park JV.  The Company holds a 90% ownership interest in and is the managing member of a joint venture entity formed in January 2015 (“Vintage Park JV”) that owns an 85% interest in an unconsolidated development VIE. The Company classifies Vintage Park JV as a VIE due to the non-managing member lacking substantive participation rights in the management of the Vintage Park JV or kick-out rights over the managing member. The Company consolidates Vintage Park JV as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of Vintage Park JV primarily consist of an investment in the Vintage Park Development JV and cash and cash equivalents; its obligations primarily consist of funding the ongoing development of the Vintage Park Development JV. Assets generated by the Vintage Park JV may only be used to settle its contractual obligations (primarily from the funding of the Vintage Park Development JV).
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
Life Science JVs.  The Company holds a 99% ownership interest in multiple joint venture entities that own and lease life science assets (the “Life Science JVs”). The Life Science JVs are VIEs as the members share in control of the entities, but substantially all of the activities are performed on behalf of the Company. The Company consolidates the Life Science JVs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the Life Science JVs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of debt service payments and capital expenditures for the properties. Assets generated by the Life Science JVs may only be used to settle their contractual obligations (primarily from capital expenditures).
MSREI MOB JV. The Company holds a 51% ownership interest in, and is the managing member of, a joint venture entity formed in August 2018 that owns and leases MOBs (the “MSREI JV” - see Note 3). The MSREI JV is a VIE due to the non-managing member lacking substantive participation rights in the management of the joint venture or kick-out rights over the managing member. The Company consolidates the MSREI JV as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of the MSREI JV primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of capital expenditures for the properties. Assets generated by the MSREI JV may only be used to settle its contractual obligations (primarily from capital expenditures).
Consolidated Lessee. The Company leases one senior housing property to a lessee entity under a cash flow lease through which the Company receives monthly rent equal to the residual cash flows of the property. The lessee entity is classified as a VIE as it is a "thinly capitalized" entity. The Company consolidates the lessee entity as it has the ability to control the activities that most significantly impact the economic performance of the lessee entity. The lessee entity’s assets primarily consist of leasehold interests in a senior housing facility (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to the Company and operating expenses of the senior housing facility (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) may only be used to settle its contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facilities and debt costs).
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

U.K. Bridge Loan. In 2016, the Company provided a £105 million ($131 million at closing) bridge loan to MMCG to fund the acquisition of a portfolio of seven care homes in the U.K. MMCG created a special purpose entity to acquire the portfolio and funded it entirely using the Company’s bridge loan. As such, the special purpose entity had historically been identified as a VIE because it was “thinly capitalized.” The Company retained a three year call option to acquire all the shares of the special purpose entity, which it could only exercise upon the occurrence of certain events. During the quarter ended March 31, 2018, the Company concluded that the conditions required to exercise the call option had been met and initiated the call option process to acquire the special purpose entity. In conjunction with initiating the process to legally exercise its call option and the satisfaction of required contingencies, the Company concluded that it was the primary beneficiary of the special purpose entity and therefore, should consolidate the entity. As such, during the quarter ended March 31, 2018, the Company derecognized the previously outstanding loan receivable, recognized the special purpose entity’s assets and liabilities at their respective fair values, and recognized a £29 million ($41 million) loss on consolidation, net of a tax benefit of £2 million ($3 million), to account for the difference between the carrying value of the loan receivable and the fair value of net assets and liabilities assumed. The loss on consolidation was recognized within other income (expense), net and the tax benefit was recognized within income tax benefit (expense). The fair value of net assets and liabilities consolidated during the first quarter of 2018 consisted of £81 million ($114 million) of net real estate, £4 million ($5 million) of intangible assets, and £9 million ($13 million) of net deferred tax liabilities.
In June 2018, the Company completed the exercise of the above-mentioned call option and formally acquired full ownership of the special purpose entity. As such, the Company reconsidered whether the special purpose entity was a VIE and concluded that it was no longer “thinly capitalized” as the previously outstanding bridge loan converted to equity at risk and, therefore, was no longer a VIE. The real estate assets held by the special purpose entity were contributed to the U.K. JV formed by the Company in June 2018 (see Note 3).
NOTE 15.  Concentration of Credit Risk

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
The following tables provide information regarding the Company’s concentrations of credit risk with respect to certain tenants:

	Percentage of Total Assets
	Total Company		Senior Housing Triple-Net
	March 31,	December 31,	March 31,	December 31,
Tenant	2019	2018	2019	2018
Brookdale(1)	6	6	31	27

	Percentage of Revenues
	Total Company		Senior Housing Triple-Net
	Three Months Ended March 31,		Three Months Ended March 31,
Tenant	2019	2018	2019	2018
Brookdale(1)	4	7	32	43
_______________________________________

(1)
Excludes senior housing facilities operated by Brookdale in the Company’s SHOP segment as discussed below. Percentages of segment and total company revenues include partial-year revenue earned from senior housing triple-net facilities that were sold during 2018.

At both March 31, 2019 and December 31, 2018, Brookdale managed or operated, in the Company’s SHOP segment, approximately 7% of the Company’s real estate investments (based on total assets). Because an operator manages the Company’s facilities in exchange for the receipt of a management fee, the Company is not directly exposed to the credit risk of its operators in the same manner or to the same extent as its triple-net tenants. At March 31, 2019, Brookdale provided comprehensive facility management and accounting services with respect to 27 of the Company’s consolidated SHOP facilities and 16 SHOP facilities owned by its unconsolidated joint ventures, for which the Company or joint venture pay annual management fees pursuant to long-term management agreements. Most of the management agreements have terms ranging from 10 to 15 years, with three to four 5-year renewal periods. The base management fees are 4.5% to 5.0% of gross revenues (as defined) generated by the RIDEA properties. In addition, there are incentive management fees payable to Brookdale if operating results of the RIDEA properties exceed pre-established EBITDAR (as defined) thresholds.

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
NOTE 16.  Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets are immaterial at March 31, 2019.
The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	March 31, 2019(3)		December 31, 2018(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$86,139	$86,139	$62,998	$62,998
Marketable debt securities(2)	19,337	19,337	19,202	19,202
Bank line of credit(2)	276,500	276,500	80,103	80,103
Senior unsecured notes(1)	5,260,622	5,484,915	5,258,550	5,302,485
Mortgage debt(2)	137,525	133,652	138,470	136,161
Other debt(2)	89,223	89,223	90,785	90,785
Interest-rate swap liabilities(2)	1,217	1,217	1,310	1,310
_______________________________________

(1)	Level 1: Fair value calculated based on quoted prices in active markets.

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

(3)	During the three months ended March 31, 2019 and year ended December 31, 2018, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
NOTE 17.  Derivative Financial Instruments

The following table summarizes the Company’s outstanding swap contracts at March 31, 2019 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Notional	Pay Rate	Receive Rate	Fair Value(1)
Interest rate:
July 2005(2)	July 2020	Cash Flow	$43,000	3.82%	BMA Swap Index	$(1,217)
______________________________________

(1)	Derivative liabilities are recorded in accounts payable and accrued liabilities on the consolidated balance sheets.

(2)	Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.
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
At March 31, 2019, £55 million of the Company’s GBP-denominated borrowings under the Facility are designated as a hedge of a portion of the Company’s net investments in GBP-functional currency unconsolidated subsidiaries to mitigate its exposure to fluctuations in the GBP to USD exchange rate. For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to USD exchange rate of the instrument is recorded as part of the cumulative translation adjustment component of accumulated other comprehensive income (loss). Accordingly, the remeasurement value of the designated £55 million GBP-denominated borrowings due primarily to fluctuations in the GBP to USD exchange rate are reported in accumulated other comprehensive income (loss) as the hedging relationship is considered to be effective. The balance in accumulated other comprehensive income (loss) will be reclassified to earnings when the Company sells its remaining investment in the U.K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All references in this report to “HCP,” “we,” “us” or “our” mean HCP, Inc., together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “HCP, Inc.” mean the parent company without its subsidiaries.
Cautionary Language Regarding Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “forecast,” “plan,” “potential,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. Forward-looking statements reflect our current expectations and views about future events and are subject to risks and uncertainties that could significantly affect our future financial condition and results of operations. While forward-looking statements reflect our good faith belief and assumptions we believe to be reasonable based upon current information, we can give no assurance that our expectations or forecasts will be attained. As more fully set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:

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
The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•	Executive Summary

•	2019 Transaction Overview

•	Dividends

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Non-GAAP Financial Measures Reconciliations

•	Critical Accounting Policies

•	Recent Accounting Pronouncements
Executive Summary
HCP, Inc., a Standard & Poor’s (“S&P”) 500 company, invests primarily in real estate serving the healthcare industry in the United States. We are a Maryland corporation organized in 1985 and qualify as a self-administered real estate investment trust (“REIT”). We acquire, develop, lease, own and manage healthcare real estate. At March 31, 2019, our portfolio of investments, including properties in our unconsolidated joint ventures (“JVs”), consisted of interests in 734 properties.
We invest and manage our real estate portfolio for the long-term to maximize the benefit to our stockholders and support the growth of our dividends. The core elements of our strategy are to: (i) acquire, develop, lease, own and manage a diversified portfolio of quality healthcare properties across multiple geographic locations and business segments, including senior housing, life science, and medical office, among others; (ii) maintain an investment grade balance sheet with adequate liquidity and long-term fixed rate debt financing with staggered maturities in order to support the longer-term nature of our investments, while reducing our exposure to interest rate volatility and refinancing risk at any point in the interest rate or credit cycles; (iii) align ourselves with leading healthcare companies, operators and service providers which, over the long-term, should result in higher relative rental rates, net operating cash flows and appreciation of property values; and (iv) pursue operational excellence to maximize the value of our investments.
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

We primarily invest in healthcare real estate through long-term ownership, acquisitions and development. We both wholly-own investments and co-invest through joint ventures with institutional or development investors. When consistent with our investment strategies, we may occasionally provide real estate secured financing to healthcare real estate developers or owners. Additionally, we may opportunistically acquire other real estate entities or their assets.
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
2019 Transaction Overview
Discovery Portfolio Acquisition

•
In April 2019, we acquired a portfolio of nine senior housing properties, with a total of 1,242 units, for $445 million. The properties are located across Florida, Georgia and Texas and will be operated by Discovery Senior Living, LLC (“Discovery”).

Oakmont Portfolio Acquisition and Transitions

•
On May 1, 2019, we acquired three newly-built, senior housing communities for $113 million. The portfolio will be operated by Oakmont Senior Living LLC (“Oakmont”) and includes 132 assisted living units and 68 memory care units with an average occupancy of 96%. Additionally, the Company transitioned four senior housing triple-net properties to RIDEA structures with Oakmont continuing as the operator.

Other Real Estate Transactions

•
In January and February 2019, we acquired a life science facility for $71 million and development rights at an adjacent undeveloped land parcel for consideration of up to $27 million. The existing facility and land parcel are located in Cambridge, Massachusetts.

•
During the first quarter of 2019, the Company transitioned 18 senior housing triple-net assets, including a 14-property direct financing lease (“DFL”) portfolio, to a RIDEA structure, with Sunrise Senior Living, LLC (“Sunrise”) as the operator. The Company expects to transition an additional 17-property DFL portfolio to a RIDEA structure with Sunrise later in 2019.

•
During the quarter ended March 31, 2019, we sold nine senior housing operating portfolio (“SHOP”) assets for $68 million, two senior housing triple-net assets for $26 million and an undeveloped life science land parcel for $35 million.

•
In 2018, we entered into definitive agreements to acquire two life science buildings in South San Francisco, California, adjacent to The Shore at Sierra Point development, for $245 million. We expect to close the transaction during the second quarter of 2019.

Financing Activities

•
In February 2019, we terminated our previous at-the-market equity program established in February 2018 (the “2018 ATM Program”) and established a new ATM Program (the “2019 ATM Program) pursuant to which shares of common stock having an aggregate gross sales price of up to $1.0 billion may be sold (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals, or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement.

During the three months ended March 31, 2019, we utilized the forward provisions under the 2019 ATM Program to allow for the sale of up to an aggregate of 3.6 million shares of our common stock at an initial weighted average net price of $31.19 per share, after commissions. Each forward sale has a one year term.
Subsequent to March 31, 2019, we utilized the forward provisions under the 2019 ATM Program to allow for the sale of up to an additional 1.5 million shares of our common stock at an initial weighted average net price of $30.63 per share, after commissions.
Development Activities

•
As part of the previously-announced development program with HCA Healthcare, during the first quarter of 2019, we signed definitive agreements to develop three additional medical office buildings (“MOBs”), two of which are on-campus, with an aggregate estimated cost of $70 million. Construction on these projects is expected to commence in the second quarter of 2019.

Dividends
The following table summarizes our common stock cash dividends declared in 2019:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
January 30	February 19	$0.37	February 28
April 25	May 6	0.37	May 21
Results of Operations
We evaluate our business and allocate resources among our reportable business segments: (i) senior housing triple-net, (ii) SHOP, (iii) life science and (iv) medical office. Under the life science and medical office segments, we invest through the acquisition and development of life science facilities and medical office buildings, which generally require a greater level of property management. Our senior housing facilities are managed utilizing triple-net leases and RIDEA structures. We have other non-reportable segments that are comprised primarily of our debt investments, hospital properties, unconsolidated joint ventures and United Kingdom (“U.K.”) investments. We evaluate performance based upon: (i) property net operating income from continuing operations (“NOI”) and (ii) Adjusted NOI (cash NOI) in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”), as updated by Note 2 herein.
Non-GAAP Financial Measures
Net Operating Income
NOI and Adjusted NOI are non-U.S. generally accepted accounting principles (“GAAP”) supplemental financial measures used to evaluate the operating performance of real estate. NOI is defined as real estate revenues (inclusive of rental and related revenues, resident fees and services, and income from direct financing leases), less property level operating expenses (which exclude transition costs); NOI excludes all other financial statement amounts included in net income (loss) as presented in Note 11 to the Consolidated Financial Statements. Management believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unlevered basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles, termination fees, actuarial reserves for insurance claims that have been incurred but not reported, and the impact of deferred community fee income and expense. Adjusted NOI is oftentimes referred to as “Cash NOI.” NOI and Adjusted NOI exclude our share of income (loss) generated by unconsolidated joint ventures, which is recognized in equity income (loss) from unconsolidated joint ventures in the consolidated statements of operations. We use NOI and Adjusted NOI to make decisions about resource allocations, to assess and compare property level performance, and to evaluate our same property portfolio (“SPP”), as described below. We believe that net income (loss) is the most directly comparable GAAP measure to NOI and Adjusted NOI. NOI and Adjusted NOI should not be viewed as alternative measures of operating performance to net income (loss) as defined by GAAP since they do not reflect various excluded items. Further, our definitions of NOI and Adjusted NOI may not be comparable to the definitions used by other REITs or real estate companies, as they may use different methodologies for calculating NOI and Adjusted NOI. For a reconciliation of NOI and Adjusted NOI to net income (loss) by segment, refer to Note 11 to the Consolidated Financial Statements.
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

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018
Overview

Three Months Ended March 31, 2019 and 2018
The following table summarizes results for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Net income (loss) applicable to common shares	$61,029	$39,841	$21,188
NAREIT FFO	206,036	219,434	(13,398)
FFO as adjusted	212,025	227,352	(15,327)
FAD	191,471	201,736	(10,265)
Net income applicable to common shares (“EPS”) increased primarily as a result of the following:

•	a one-time loss on consolidation of seven care homes in the U.K. during the first quarter of 2018;

•	a reduction in interest expense as a result of debt repayments during 2018 and a lower average balance under our revolving credit facility;

•
decreased depreciation and amortization expense as a result of dispositions of real estate throughout 2018 and 2019 partially offset by: (i) assets acquired during 2018 and 2019 and (ii) development and redevelopment projects placed into service during 2018;

•	increased NOI from: (i) 2018 and 2019 acquisitions, (ii) development and redevelopment projects placed in service during 2018, and (iii) new leasing activity during 2018 and 2019; and

•	a reduction in severance and related charges.
The increase in EPS was partially offset by:

•	a reduction in net gain on sales of real estate during the first quarter of 2019 compared to the first quarter of 2018;

•	a reduction in NOI in our SHOP segment, primarily as a result of occupancy declines and higher labor costs;

•	impairment charges related to two MOBs during the first quarter of 2019; and

•	a reduction in income as a result of: (i) asset sales during 2018 and 2019 and (ii) selling interests into the U.K. JV and MSREI JV during 2018 (see Note 3 to the Consolidated Financial Statements).
NAREIT FFO decreased primarily as a result of the aforementioned events impacting EPS, except for the following, which are excluded from NAREIT FFO:

•	depreciation and amortization expense;

•	impairments of MOBs;

•	gain on sales of real estate, including related tax impacts; and

•	loss on consolidation of real estate.
FFO as adjusted decreased primarily as a result of the aforementioned events impacting NAREIT FFO, except for the following, which is excluded from FFO as adjusted:

•	severance and related charges.
FAD decreased primarily as a result of the aforementioned events impacting FFO as adjusted, except for the impact of straight-line rents, which is excluded from FAD.
Segment Analysis
The tables below provide selected operating information for our SPP and total property portfolio for each of our business segments. Our SPP for the three months ended March 31, 2019 consists of 522 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2018 and that remained in operation under a consistent reporting structure through March 31, 2019. Our total property portfolio consists of 635 and 749 properties at March 31, 2019 and 2018, respectively.

Senior Housing Triple-Net

The following table summarizes results at and for the three months ended March 31, 2019 and 2018 (dollars in thousands, except per unit data):

	SPP			Total Portfolio(1)
	Three Months Ended March 31,			Three Months Ended March 31,
	2019	2018	Change	2019	2018	Change
Real estate revenues(2)	$56,049	$55,560	$489	$58,892	$74,289	$(15,397)
Operating expenses	(88)	(92)	4	(993)	(1,045)	52
NOI	55,961	55,468	493	57,899	73,244	(15,345)
Adjustments to NOI	(1,839)	(2,633)	794	564	(1,865)	2,429
Adjusted NOI	$54,122	$52,835	$1,287	58,463	71,379	(12,916)
Non-SPP adjusted NOI				(4,341)	(18,544)	14,203
SPP adjusted NOI				$54,122	$52,835	$1,287
Adjusted NOI % change			2.4%
Property count(3)	126	126		126	181
Average capacity (units)(4)	12,940	12,943		14,642	18,331
Average annual rent per unit	$16,757	$16,357		$16,243	$15,803
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)	Represents rental and related revenues and income from DFLs.

(3)	From our 2018 presentation of SPP, we removed 13 senior housing triple-net properties that were sold and 40 senior housing triple-net properties that were transitioned to SHOP.

(4)	Represents average capacity as reported by the respective tenants or operators for the three-month period.
SPP NOI and Adjusted NOI increased primarily as a result of annual rent escalations.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the following Non-SPP impacts:

•	the transfer of 22 and 18 senior housing triple-net facilities to our SHOP segment during 2018 and 2019, respectively, and

•	senior housing triple-net facilities sold during 2018 and 2019.
The decrease in Total Portfolio NOI and Adjusted NOI is partially offset by the aforementioned increases to SPP.

Senior Housing Operating Portfolio

The following table summarizes results at and for the three months ended March 31, 2019 and 2018 (dollars in thousands, except per unit data):

	SPP			Total Portfolio(1)
	Three Months Ended March 31,			Three Months Ended March 31,
	2019	2018	Change	2019	2018	Change
Resident fees and services	$70,165	$70,838	$(673)	$126,181	$144,670	$(18,489)
Operating expenses	(48,690)	(47,524)	(1,166)	(96,948)	(101,746)	4,798
NOI	21,475	23,314	(1,839)	29,233	42,924	(13,691)
Adjustments to NOI	169	123	46	1,152	(1,607)	2,759
Adjusted NOI	$21,644	$23,437	$(1,793)	30,385	41,317	(10,932)
Non-SPP adjusted NOI				(8,741)	(17,880)	9,139
SPP adjusted NOI				$21,644	$23,437	$(1,793)
Adjusted NOI % change			(7.7)%
Property count(2)	50	50		102	100
Average capacity (units)(3)	6,405	6,404		11,271	13,597
Average annual rent per unit	$44,056	$43,840		$45,123	$41,867
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)	From our 2018 presentation of SPP, we removed 13 SHOP properties that were sold and 10 SHOP properties that were placed in redevelopment.

(3)	Represents average capacity as reported by the respective tenants or operators for the three-month period.
SPP NOI and Adjusted NOI decreased primarily as a result of the following:

•	occupancy declines and higher labor costs; partially offset by

•	increased rates for resident fees.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the aforementioned impacts to SPP and the following Non-SPP impacts:

•	decreased NOI from assets sold in 2018 and 2019; partially offset by

•	increased NOI from the transfer of 22 and 18 senior housing triple-net assets to our SHOP segment during 2018 and 2019, respectively.

Life Science

The following table summarizes results at and for the three months ended March 31, 2019 and 2018 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2019	2018	Change	2019	2018	Change
Rental and related revenues	$73,340	$69,072	$4,268	$94,473	$99,622	$(5,149)
Operating expenses	(16,465)	(15,345)	(1,120)	(21,992)	(21,809)	(183)
NOI	56,875	53,727	3,148	72,481	77,813	(5,332)
Adjustments to NOI	(446)	(765)	319	(2,478)	(3,751)	1,273
Adjusted NOI	$56,429	$52,962	$3,467	70,003	74,062	(4,059)
Non-SPP adjusted NOI				(13,574)	(21,100)	7,526
SPP adjusted NOI				$56,429	$52,962	$3,467
Adjusted NOI % change			6.5%
Property count(1)	97	97		125	131
Average occupancy	96.1%	93.9%		96.6%	93.7%
Average occupied square feet	5,645	5,515		6,655	7,289
Average annual total revenues per occupied square foot	$52	$50		$55	$53
Average annual base rent per occupied square foot(2)	$42	$40		$44	$43
_______________________________________

(1)	From our 2018 presentation of SPP, we removed 12 life science facilities that were sold and three life science facilities that were placed in redevelopment.

(2)
Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest and deferred revenues).

SPP NOI and Adjusted NOI increased primarily as a result of the following:

•	increased occupancy and new leasing activity; and

•	specific to adjusted NOI, annual rent escalations.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the aforementioned increases to SPP and the following Non-SPP impacts:

•	decreased NOI from: (i) facilities sales in 2018 and (ii) the placement of facilities into redevelopment in 2018 and 2019; partially offset by

•	increased NOI from: (i) increased occupancy in developments and redevelopments placed into service in 2018 and 2019, and (ii) acquisitions in 2018 and 2019.

Medical Office

The following table summarizes results at and for the three months ended March 31, 2019 and 2018 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2019	2018	Change	2019	2018	Change
Rental and related revenues	$121,976	$118,557	$3,419	$142,195	$133,220	$8,975
Operating expenses	(40,919)	(40,288)	(631)	(48,987)	(47,878)	(1,109)
NOI	81,057	78,269	2,788	93,208	85,342	7,866
Adjustments to NOI	(1,258)	(1,703)	445	(1,771)	(1,932)	161
Adjusted NOI	$79,799	$76,566	$3,233	91,437	83,410	8,027
Non-SPP adjusted NOI				(11,638)	(6,844)	(4,794)
SPP adjusted NOI				$79,799	$76,566	$3,233
Adjusted NOI % change			4.2%
Property count(1)	236	236		269	256
Average occupancy	92.5%	93.1%		92.1%	92.5%
Average occupied square feet	16,777	16,852		19,104	18,343
Average annual total revenues per occupied square foot	$29	$28		$29	$28
Average annual base rent per occupied square foot(2)	$24	$23		$25	$24
_______________________________________

(1)	From our 2018 presentation of SPP, we removed four MOBs that were sold and two MOBs that were placed into redevelopment.

(2)
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
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following Non-SPP impacts:

•	increased NOI from 2018 acquisitions; and

•	increased occupancy in former redevelopment and development properties that have been placed into service; partially offset by

•	decreased NOI from MOB sales during 2018.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018	Change
Interest income	$1,713	$6,365	$(4,652)
Interest expense	49,327	75,102	(25,775)
Depreciation and amortization	131,951	143,250	(11,299)
General and administrative	21,355	29,175	(7,820)
Transaction costs	4,518	2,195	2,323
Impairments (recoveries), net	8,858	—	8,858
Gain (loss) on sales of real estate, net	8,044	20,815	(12,771)
Other income (expense), net	3,133	(40,407)	43,540
Income tax benefit (expense)	3,458	5,336	(1,878)
Equity income (loss) from unconsolidated joint ventures	(863)	570	(1,433)
Noncontrolling interests’ share in earnings	(3,520)	(3,005)	(515)
Interest income
Interest income decreased for the three months ended March 31, 2019 primarily as a result of: (i) the conversion of the U.K. Bridge Loan into real estate during the first quarter of 2018 and (ii) the paydown of a participating development loan during the first quarter of 2018.
Interest expense
Interest expense decreased for the three months ended March 31, 2019 as a result of senior unsecured notes, term loan, and mortgage debt repayments during 2018 and a lower average balance under our revolving credit facility.
Depreciation and amortization expense
Depreciation and amortization expense decreased for the three months ended March 31, 2019 primarily as a result of dispositions of real estate throughout 2018 and 2019 (including selling interests into the U.K. JV in 2018), partially offset by: (i) assets acquired during 2018 and 2019 (primarily in our life science and medical office segments) and (ii) development and redevelopment projects placed into service during 2018 (primarily in our life science and medical office segments).
General and administrative expenses
General and administrative expenses decreased for the three months ended March 31, 2019 primarily as a result of a reduction in severance and related charges (the three months ended March 31, 2018 included charges related to the departure of our former Executive Chairman in March 2018).
Transaction costs
Transaction costs increased for the three months ended March 31, 2019 primarily as a result of costs associated with transitioning senior housing triple-net assets to our SHOP segment.
Impairments (recoveries), net
We recognized impairments on two MOBs identified as candidates for potential future sale during the three months ended March 31, 2019. There were no impairments recognized in the three months ended March 31, 2018.
Gain (loss) on sales of real estate, net
During the three months ended March 31, 2019, we sold: (i) nine SHOP assets for $68 million, (ii) two senior housing triple-net assets for $26 million, and (iii) one undeveloped life science land parcel for $35 million, resulting in total net gain on sales of $8 million. During the three months ended March 31, 2018, we sold two SHOP facilities, resulting in total net gain on sales of $21 million.

Other income (expense), net
Other income (expense), net, increased for the three months ended March 31, 2019 primarily as a result of a loss on consolidation of seven U.K. care homes in March 2018 (see Note 14 to the Consolidated Financial Statements for additional information).
Liquidity and Capital Resources
We anticipate that our cash flow from operations, available cash balances and cash from our various financing activities will be adequate for at least the next 12 months for purposes of: (i) funding recurring operating expenses; (ii) meeting debt service requirements; and (iii) satisfying our distributions to our stockholders and non-controlling interest members. During the three months ended March 31, 2019, distributions to shareholders and noncontrolling interest holders exceeded cash flows from operations by approximately $24 million. Distributions were made using a combination of cash flows from operations, funds available under revolving line of credit, proceeds from the sale of properties, and other sources of cash available to us.
Our principal investing needs for the next 12 months are to:

•	fund capital expenditures, including tenant improvements and leasing costs; and

•	fund future acquisition, transactional and development activities.
We anticipate satisfying these future investing needs using one or more of the following:

•	cash flow from operations;

•	sale or exchange of ownership interests in properties;

•	draws on our credit facilities;

•	issuance of additional debt, including unsecured notes and mortgage debt; and/or

•	issuance of common or preferred stock.
Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our credit ratings. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. At April 30, 2019, we had senior unsecured credit ratings of Baa1 from Moody’s, BBB+ from S&P Global and BBB from Fitch.
Cash Flow Summary
The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Net cash provided by (used in) operating activities	$158,582	$196,164	$(37,582)
Net cash provided by (used in) investing activities	(160,277)	10,728	(171,005)
Net cash provided by (used in) financing activities	8,521	(171,238)	179,759
Operating Cash Flows
The decrease in operating cash flow is primarily the result of a reduction in income related to (i) dispositions during 2018 and 2019 and (ii) occupancy declines and higher labor costs within our SHOP segment, as well as the timing of payments to satisfy accounts payable and accrued liabilities. The decrease in operating cash flow is partially offset by: (i) 2018 and 2019 acquisitions, (ii) annual rent increases, (iii) developments and redevelopments placed in service during 2018 and 2019, and (iv) decreased interest paid as a result of debt repayments during 2018. Our cash flow from operations is dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

Investing Cash Flows
The following are significant investing activities for the three months ended March 31, 2019:

•	made investments of $289 million primarily related to the acquisition, development, and redevelopment of real estate; and

•	received net proceeds of $129 million primarily from sales of real estate assets.
The following are significant investing activities for the three months ended March 31, 2018:

•	received net proceeds of $163 million primarily from the sale of our Tandem Mezzanine Loan and sales of real estate assets; and

•	made investments of $159 million primarily for the development of real estate.
Financing Cash Flows
The following are significant financing activities for the three months ended March 31, 2019:

•	made net borrowings of $193 million under our bank line of credit, senior unsecured notes and mortgage debt; and

•	paid cash dividends on common stock of $177 million.
The following are significant financing activities for the three months ended March 31, 2018:

•	made net borrowings of $70 million under our bank line of credit;

•	paid $63 million to purchase Brookdale’s noncontrolling interest in RIDEA I; and

•	paid cash dividends on common stock of $174 million.
Debt
See Note 8 to the Consolidated Financial Statements for additional information about our outstanding debt.
Approximately 95% and 83% of our consolidated debt, inclusive of $43 million and $43 million of variable rate debt swapped to fixed through interest rate swaps, was fixed rate debt as of March 31, 2019 and 2018, respectively. At March 31, 2019, our fixed rate debt and variable rate debt had weighted average interest rates of 4.04% and 3.19%, respectively. At March 31, 2018, our fixed rate debt and variable rate debt had weighted average interest rates of 4.20% and 2.78%, respectively. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
Equity
At March 31, 2019, we had 478 million shares of common stock outstanding, equity totaled $6.4 billion, and our equity securities had a market value of $15.2 billion.
At March 31, 2019, non-managing members held an aggregate of 4 million units in five limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At March 31, 2019, the DownREIT units were convertible into 6 million shares of our common stock.
At-The-Market Program
In February 2019, we terminated our 2018 ATM Program and concurrently established our 2019 ATM Program. In addition to the issuance and sale of shares of our common stock, we may also enter into one or more forward sales agreements with the sales agents for the sale of our shares of common stock under our 2019 ATM Program.
During the three months ended March 31, 2019, we utilized the forward provisions under the 2019 ATM Program to allow for the sale of up to an aggregate of 3.6 million shares of our common stock at an initial weighted average net price of $31.19 per share, after commissions. Each forward sale has a one year term, during which time we must settle the forward sale by delivery of physical shares of common stock to the forward seller or, at our election, in cash or net shares. The forward sale price that we expect to receive upon settlement will be the initial forward price established upon the effective date, subject to adjustments for: (i) accrued interest, (ii) the forward purchasers’ stock borrowing costs, and (iii) certain fixed price reductions during the term of the agreement. At March 31, 2019, no shares had been issued to settle any of the forward sales, all of which remain outstanding.

At March 31, 2019, approximately $888 million of our common stock remained available for sale under the 2019 ATM Program. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell any of these remaining shares under our at-the-market program.
Subsequent to March 31, 2019, we utilized the forward provisions under the 2019 ATM Program to allow for the sale of up to an additional 1.5 million shares of our common stock at an initial weighted average net price of $30.63 per share, after commissions.
See Note 10 to the Consolidated Financial Statements for additional information about our 2019 ATM Program.
In December 2018, we entered into a forward sales agreement to sell up to an aggregate of 15.25 million shares of our common stock (including shares issued through the exercise of underwriters’ options) at an initial net price of $28.60 per share, after underwriting discounts and commissions. The agreement has a one year term and expires on December 13, 2019 during which time we may settle the forward sales agreement by delivery of physical shares of common stock to the forward seller or, at the our election, by settling in cash or net shares. The forward sale price that we expect to receive upon settlement of the agreement will be the initial net price of $28.60, subject to adjustments for: (i) accrued interest, (ii) the forward purchasers’ stock borrowing costs, and (iii) certain fixed price reductions during the term of the agreement. At March 31, 2019, no shares have been issued under the forward sales agreement, which remains outstanding.
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

Off-Balance Sheet Arrangements
We own interests in certain unconsolidated joint ventures as described in Note 6 to the Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment in the joint ventures and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except for commitments and operating leases included in our Annual Report on Form 10-K for the year ended December 31, 2018 in “Contractual Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NAREIT FFO, FFO as adjusted and FAD (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net income (loss) applicable to common shares	$61,029	$39,841
Real estate related depreciation and amortization	131,951	143,250
Real estate related depreciation and amortization on unconsolidated joint ventures	15,077	17,388
Real estate related depreciation and amortization on noncontrolling interests and other	(4,920)	(2,543)
Other real estate-related depreciation and amortization	2,085	1,296
Loss (gain) on sales of real estate, net	(8,044)	(20,815)
Loss (gain) upon consolidation of real estate, net(1)	—	41,017
Impairments (recoveries) of depreciable real estate, net	8,858	—
NAREIT FFO applicable to common shares	206,036	219,434
Distributions on dilutive convertible units and other	1,795	—
Diluted NAREIT FFO applicable to common shares	$207,831	$219,434

Weighted average shares outstanding - diluted NAREIT FFO	483,671	469,695

Impact of adjustments to NAREIT FFO:
Transaction-related items	$5,889	$1,942
Other impairments (recoveries) and losses (gains), net(2)	—	(3,298)
Severance and related charges(3)	—	8,738
Litigation costs (recoveries)	128	406
Foreign currency remeasurement losses (gains)	(28)	130
Total adjustments	$5,989	$7,918

FFO as adjusted applicable to common shares	$212,025	$227,352
Distributions on dilutive convertible units and other	1,780	1,711
Diluted FFO as adjusted applicable to common shares	$213,805	$229,063

Weighted average shares outstanding - diluted FFO as adjusted	483,671	474,363

	Three Months Ended March 31,
	2019	2018
FFO as adjusted applicable to common shares	$212,025	$227,352
Amortization of deferred compensation(4)	3,590	3,420
Amortization of deferred financing costs	2,699	3,336
Straight-line rents	(6,246)	(10,686)
FAD capital expenditures	(19,220)	(19,118)
Lease restructure payments	288	299
CCRC entrance fees(5)	3,496	3,027
Deferred income taxes	(3,732)	(2,140)
Other FAD adjustments(6)	(1,429)	(3,754)
FAD applicable to common shares	191,471	201,736
Distributions on dilutive convertible units and other	1,794	—
Diluted FAD applicable to common shares	$193,265	$201,736

Weighted average shares outstanding - diluted FAD	483,671	469,695

	Three Months Ended March 31,
	2019	2018
Diluted earnings per common share	$0.13	$0.08
Depreciation and amortization	0.30	0.34
Loss (gain) on sales of real estate, net	(0.02)	(0.04)
Loss (gain) upon consolidation of real estate, net(1)	—	0.09
Impairments (recoveries) of depreciable real estate, net	0.02	—
Diluted NAREIT FFO per common share	$0.43	$0.47
Transaction-related items	0.01	—
Other impairments (recoveries) and losses (gains), net(2)	—	(0.01)
Severance and related charges(3)	—	0.02
Diluted FFO as adjusted per common share	$0.44	$0.48
_______________________________________

(1)	For the three months ended March 31, 2018, represents the loss on consolidation of seven U.K. care homes.

(2)	For the three months ended March 31, 2018, represents the impairment recovery of our Tandem Health Care mezzanine loan.

(3)	For the three months ended March 31, 2018, primarily relates to the departure of our former Executive Chairman, which consisted of $6 million of cash severance and $3 million of equity award vestings.

(4)
Excludes amounts related to the acceleration of deferred compensation for restricted stock units that vested upon the departure of certain former employees, which have already been excluded from FFO as adjusted in severance and related charges.

(5)	Represents our 49% share of non-refundable entrance fees, as the fees are collected by our CCRC JV, net of reserves and CCRC JV entrance fee amortization.

(6)
Primarily includes our share of FAD capital expenditures from unconsolidated joint ventures, partially offset by noncontrolling interests' share of FAD capital expenditures from consolidated joint ventures.

For a reconciliation of NOI and Adjusted NOI to net income (loss), refer to Note 11 to the Consolidated Financial Statements. For a reconciliation of SPP NOI and Adjusted NOI to total portfolio NOI and Adjusted NOI by segment, refer to the analysis of each segment in “Results of Operations” above.

Critical Accounting Policies and Recent Accounting Pronouncements
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2018 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements. There have been no significant changes to our critical accounting policies during 2019 other than those resulting from new accounting standards (see Note 2 to the Consolidated Financial Statements).
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates and foreign currency exchange rates, specifically the British pound sterling (“GBP”). We use derivative financial instruments in the normal course of business to mitigate interest rate and foreign currency risk. We do not use derivative financial instruments for speculative or trading purposes. Derivatives are recorded on the consolidated balance sheets at fair value (see Note 17 to the Consolidated Financial Statements).
To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves of the derivative portfolio in order to determine the change in fair value. Assuming a one percentage point change in the underlying interest rate curve, the estimated change in fair value of each of the underlying derivative instruments would not be material.
Interest Rate Risk.  At March 31, 2019, our exposure to interest rate risk is primarily on our variable rate debt. At March 31, 2019, $43 million of our variable-rate debt was hedged by interest rate swap transactions. The interest rate swaps are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable-rate debt to fixed interest rates.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. A one percentage point increase or decrease in interest rates would change the fair value of our fixed rate debt by approximately $252 million and $269 million, respectively, and would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance at March 31, 2019, our annual interest expense and interest income would increase by approximately $3 million and $1 million, respectively.
Foreign Currency Risk.  At March 31, 2019, our exposure to foreign currencies primarily relates to U.K. investments in leased real estate and related GBP denominated cash flows. Our foreign currency exposure is partially mitigated through the use of GBP-denominated borrowings. Based solely on our operating results for the three months ended March 31, 2019, including the impact of existing hedging arrangements, if the value of the GBP relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended March 31, 2019, the increase or decrease to our cash flows would not be material.
Market Risk.  We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At March 31, 2019, both the fair value and carrying value of marketable debt securities was $19 million.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.
Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See the “Legal Proceedings” section of Note 9 to the Consolidated Financial Statements for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
Item 1A.  Risk Factors
There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)
None.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf during the three months ended March 31, 2019.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
January 1-31, 2019	44	$29.88	—	—
February 1-28, 2019	94,787	30.79	—	—
March 1-31, 2019	—	—	—	—
Total	94,831	$30.79	—	—
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

3.2	Fifth Amended and Restated Bylaws of HCP, as amended through July 27, 2017 (incorporated herein by reference to Exhibit 3.2 to HCP’s Quarterly Report on Form 10-Q filed November 2, 2017).

10.1	Form of 2014 Performance Incentive Plan NEO 3-Year LTIP RSU Agreement (adopted 2019).*†

10.2	Form of 2014 Performance Incentive Plan NEO Retentive LTIP RSU Agreement (adopted 2019).*†

31.1	Certification by Thomas M. Herzog, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Peter A. Scott, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Thomas M. Herzog, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Peter A. Scott, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
_______________________________________
*       Filed herewith.
**     Furnished herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2019	HCP, Inc.

(Registrant)

/s/ THOMAS M. HERZOG
Thomas M. Herzog
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PETER A. SCOTT
Peter A. Scott
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)