Form 10-Q
period 2019-06-30
HCP, INC.
filed 2019-08-01
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2019
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
(949) 407-0700
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $1.00 par value	HCP	The New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒
At July 30, 2019, there were 491,110,300 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

HCP, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Real estate:
Buildings and improvements	$11,784,671	$10,877,248
Development costs and construction in progress	496,662	537,643
Land	1,879,227	1,637,506
Accumulated depreciation and amortization	(2,926,656)	(2,842,947)
Net real estate	11,233,904	10,209,450
Net investment in direct financing leases	357,104	713,818
Loans receivable, net	124,559	62,998
Investments in and advances to unconsolidated joint ventures	518,033	540,088
Accounts receivable, net of allowance of $6,899 and $5,127	53,840	48,171
Cash and cash equivalents	130,521	110,790
Restricted cash	25,531	29,056
Intangible assets, net	317,960	305,079
Assets held for sale, net	160,999	108,086
Right-of-use asset, net	172,424	—
Other assets, net	618,218	591,017
Total assets	$13,713,093	$12,718,553
LIABILITIES AND EQUITY
Bank line of credit	$530,004	$80,103
Term loan	248,821	—
Senior unsecured notes	5,262,694	5,258,550
Mortgage debt	161,829	138,470
Other debt	87,211	90,785
Intangible liabilities, net	53,771	54,663
Liabilities of assets held for sale, net	30,093	1,125
Lease liability	154,877	—
Accounts payable and accrued liabilities	371,235	391,583
Deferred revenue	193,286	190,683
Total liabilities	7,093,821	6,205,962
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 491,108,584 and 477,496,499 shares issued and outstanding	491,109	477,496
Additional paid-in capital	8,801,037	8,398,847
Cumulative dividends in excess of earnings	(3,233,283)	(2,927,196)
Accumulated other comprehensive income (loss)	(4,459)	(4,708)
Total stockholders' equity	6,054,404	5,944,439
Joint venture partners	388,617	391,401
Non-managing member unitholders	176,251	176,751
Total noncontrolling interests	564,868	568,152
Total equity	6,619,272	6,512,591
Total liabilities and equity	$13,713,093	$12,718,553

See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental and related revenues	$301,197	$317,840	$595,419	$634,592
Resident fees and services	177,766	136,774	304,461	279,588
Income from direct financing leases	10,190	13,490	23,714	26,756
Interest income	2,414	1,447	4,127	7,812
Total revenues	491,567	469,551	927,721	948,748
Costs and expenses:
Interest expense	56,942	73,038	106,269	148,140
Depreciation and amortization	165,296	143,292	297,247	286,542
Operating	213,993	173,866	382,920	346,418
General and administrative	27,120	22,514	48,475	51,689
Transaction costs	1,337	2,404	5,855	4,599
Impairments (recoveries), net	68,538	13,912	77,396	13,912
Total costs and expenses	533,226	429,026	918,162	851,300
Other income (expense):
Gain (loss) on sales of real estate, net	11,448	46,064	19,492	66,879
Loss on debt extinguishments	(1,135)	—	(1,135)	—
Other income (expense), net	21,008	1,786	24,141	(38,621)
Total other income (expense), net	31,321	47,850	42,498	28,258
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	(10,338)	88,375	52,057	125,706
Income tax benefit (expense)	1,864	4,654	5,322	9,990
Equity income (loss) from unconsolidated joint ventures	(1,506)	(101)	(2,369)	469
Net income (loss)	(9,980)	92,928	55,010	136,165
Noncontrolling interests' share in earnings	(3,617)	(2,986)	(7,137)	(5,991)
Net income (loss) attributable to HCP, Inc.	(13,597)	89,942	47,873	130,174
Participating securities' share in earnings	(394)	(461)	(837)	(852)
Net income (loss) applicable to common shares	$(13,991)	$89,481	$47,036	$129,322
Earnings per common share:
Basic	$(0.03)	$0.19	$0.10	$0.28
Diluted	$(0.03)	$0.19	$0.10	$0.28
Weighted average shares outstanding:
Basic	478,739	469,769	478,260	469,664
Diluted	478,739	469,941	479,885	469,799
See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(9,980)	$92,928	$55,010	$136,165

Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	101	10,793	195	5,629
Change in Supplemental Executive Retirement Plan obligation and other	68	78	137	182
Foreign currency translation adjustment	(745)	(11,327)	(83)	(3,675)
Reclassification adjustment realized in net income (loss)	—	17,683	—	17,808
Total other comprehensive income (loss)	(576)	17,227	249	19,944
Total comprehensive income (loss)	(10,556)	110,155	55,259	156,109
Total comprehensive income (loss) attributable to noncontrolling interests	(3,617)	(2,986)	(7,137)	(5,991)
Total comprehensive income (loss) attributable to HCP, Inc.	$(14,173)	$107,169	$48,122	$150,118
See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)

For the three months ended June 30, 2019:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
April 1, 2019	477,929	$477,929	$8,405,258	$(3,042,422)	$(3,883)	$5,836,882	$562,183	$6,399,065
Net income (loss)	—	—	—	(13,597)	—	(13,597)	3,617	(9,980)
Other comprehensive income (loss)	—	—	—	—	(576)	(576)	—	(576)
Issuance of common stock, net	13,227	13,227	392,054	—	—	405,281	—	405,281
Repurchase of common stock	(54)	(54)	(1,609)	—	—	(1,663)	—	(1,663)
Exercise of stock options	7	7	166	—	—	173	—	173
Amortization of deferred compensation	—	—	6,247	—	—	6,247	—	6,247
Common dividends ($0.37 per share)	—	—	—	(177,264)	—	(177,264)	—	(177,264)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,408)	(4,408)
Issuances of noncontrolling interests	—	—	—	—	—	—	3,615	3,615
Purchase of noncontrolling interests	—	—	(1,079)	—	—	(1,079)	(139)	(1,218)
June 30, 2019	491,109	$491,109	$8,801,037	$(3,233,283)	$(4,459)	$6,054,404	$564,868	$6,619,272

For the three months ended June 30, 2018:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
April 1, 2018	469,725	$469,725	$8,183,166	$(3,425,293)	$(21,307)	$5,206,291	$274,632	$5,480,923
Net income (loss)	—	—	—	89,942	—	89,942	2,986	92,928
Other comprehensive income (loss)	—	—	—	—	17,227	17,227	—	17,227
Issuance of common stock, net	129	129	530	—	—	659	—	659
Repurchase of common stock	(24)	(24)	(610)	—	—	(634)	—	(634)
Amortization of deferred compensation	—	—	4,299	—	—	4,299	—	4,299
Common dividends ($0.37 per share)	—	—	—	(174,290)	—	(174,290)	—	(174,290)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,389)	(4,389)
June 30, 2018	$469,830	$469,830	$8,187,385	$(3,509,641)	$(4,080)	$5,143,494	$273,229	$5,416,723

For the six months ended June 30, 2019:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
December 31, 2018	477,496	$477,496	$8,398,847	$(2,927,196)	$(4,708)	$5,944,439	$568,152	$6,512,591
Impact of adoption of ASU No. 2016-02(1)	—	—	—	590	—	590	—	590
January 1, 2019	477,496	477,496	8,398,847	(2,926,606)	(4,708)	5,945,029	568,152	6,513,181
Net income (loss)	—	—	—	47,873	—	47,873	7,137	55,010
Other comprehensive income (loss)	—	—	—	—	249	249	—	249
Issuance of common stock, net	13,569	13,569	393,244	—	—	406,813	—	406,813
Conversion of DownREIT units to common stock	184	184	3,890	—	—	4,074	(4,074)	—
Repurchase of common stock	(149)	(149)	(4,433)	—	—	(4,582)	—	(4,582)
Exercise of stock options	9	9	210	—	—	219	—	219
Amortization of deferred compensation	—	—	10,358	—	—	10,358	—	10,358
Common dividends ($0.74 per share)	—	—	—	(354,550)	—	(354,550)	—	(354,550)
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,823)	(9,823)
Issuances of noncontrolling interests	—	—	—	—	—	—	3,615	3,615
Purchase of noncontrolling interests	—	—	(1,079)	—	—	(1,079)	(139)	(1,218)
June 30, 2019	491,109	$491,109	$8,801,037	$(3,233,283)	$(4,459)	$6,054,404	$564,868	$6,619,272

For the six months ended June 30, 2018:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
December 31, 2017	469,436	$469,436	$8,226,113	$(3,370,520)	$(24,024)	$5,301,005	$293,933	$5,594,938
Impact of adoption of ASU No. 2017-05(2)	—	—	—	79,144	—	79,144	—	79,144
January 1, 2018	469,436	$469,436	$8,226,113	$(3,291,376)	$(24,024)	$5,380,149	$293,933	$5,674,082
Net income (loss)	—	—	—	130,174	—	130,174	5,991	136,165
Other comprehensive income (loss)	—	—	—	—	19,944	19,944	—	19,944
Issuance of common stock, net	511	511	2,922	—	—	3,433	—	3,433
Repurchase of common stock	(117)	(117)	(2,661)	—	—	(2,778)	—	(2,778)
Amortization of deferred compensation	—	—	10,218	—	—	10,218	—	10,218
Common dividends ($0.74 per share)	—	—	—	(348,439)	—	(348,439)	—	(348,439)
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,466)	(9,466)
Issuances of noncontrolling interests	—	—	—	—	—	—	995	995
Purchase of noncontrolling interests	—	—	(49,207)	—	—	(49,207)	(18,224)	(67,431)
June 30, 2018	469,830	$469,830	$8,187,385	$(3,509,641)	$(4,080)	$5,143,494	$273,229	$5,416,723
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

See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$55,010	$136,165
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles	297,247	286,542
Amortization of deferred compensation	10,358	10,218
Amortization of deferred financing costs	5,440	6,690
Straight-line rents	(5,968)	(16,479)
Equity loss (income) from unconsolidated joint ventures	2,369	(469)
Distributions of earnings from unconsolidated joint ventures	9,050	13,911
Deferred income tax expense (benefit)	(7,486)	(7,388)
Impairments (recoveries), net	77,396	13,912
Loss on extinguishment of debt	1,135	—
Loss (gain) on sales of real estate, net	(19,492)	(66,879)
Loss (gain) on consolidation, net	(11,501)	41,017
Casualty-related loss (recoveries), net	(6,579)	—
Other non-cash items	(161)	(3,367)
Decrease (increase) in accounts receivable and other assets, net	(15,473)	(8,444)
Increase (decrease) in accounts payable, accrued liabilities and deferred revenue	(10,785)	34,245
Net cash provided by (used in) operating activities	380,560	439,674
Cash flows from investing activities:
Acquisitions of real estate	(870,148)	(23,087)
Development and redevelopment of real estate	(289,885)	(229,831)
Leasing costs, tenant improvements, and recurring capital expenditures	(38,733)	(45,591)
Proceeds from sales of real estate, net	157,198	319,224
Contributions to unconsolidated joint ventures	(8,541)	(6,053)
Distributions in excess of earnings from unconsolidated joint ventures	11,612	15,344
Proceeds from insurance recovery	9,359	—
Proceeds from the RIDEA II transaction, net	—	335,709
Proceeds from sales/principal repayments on debt investments and direct financing leases	841	132,429
Investments in loans receivable, direct financing leases and other	(60,680)	(6,376)
Net cash provided by (used in) investing activities	(1,088,977)	491,768
Cash flows from financing activities:
Borrowings under bank line of credit	1,340,000	453,000
Repayments under bank line of credit	(890,000)	(923,164)
Repayments and repurchase of debt, excluding bank line of credit	(5,334)	(2,856)
Borrowings under term loan	250,000	—
Payments for debt extinguishment and deferred financing costs	(10,482)	—
Issuance of common stock and exercise of options	407,032	3,433
Repurchase of common stock	(4,582)	(2,778)
Dividends paid on common stock	(354,550)	(348,439)
Issuance of noncontrolling interests	3,615	995
Distributions to and purchase of noncontrolling interests	(11,041)	(71,931)
Net cash provided by (used in) financing activities	724,658	(891,740)
Effect of foreign exchanges on cash, cash equivalents and restricted cash	(35)	24
Net increase (decrease) in cash, cash equivalents and restricted cash	16,206	39,726
Cash, cash equivalents and restricted cash, beginning of period	139,846	82,203
Cash, cash equivalents and restricted cash, end of period	$156,052	$121,929
See accompanying Notes to the Unaudited Consolidated Financial Statements.

HCP, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  Business

Overview
HCP, Inc., a Standard & Poor’s 500 company, is a Maryland corporation that is organized to qualify as a real estate investment trust (“REIT”) which, together with its consolidated entities (collectively, “HCP” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). The Company acquires, develops, leases, owns, and manages healthcare real estate. The Company’s diverse portfolio is comprised of investments in the following reportable healthcare segments: (i) senior housing triple-net; (ii) senior housing operating portfolio (“SHOP”); (iii) life science; and (iv) medical office.
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
The consolidated financial statements include the accounts of HCP, Inc., its wholly-owned subsidiaries, joint ventures (“JVs”) and variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).
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

In conjunction with reaching the conclusions above, the Company concluded it was appropriate (under ASC 205, Presentation of Financial Statements) to reclassify amounts previously classified as revenue from tenant recoveries (within the senior housing triple-net, life science, and medical office segments) and present them combined with rental and related revenues within the consolidated statements of operations. The Company implemented this change during the fourth quarter of 2018. Included within rental and related revenues for the three and six months ended June 30, 2018 is $39 million and $76 million, respectively, of tenant recoveries.
In December 2018, the FASB issued ASU No. 2018-20, Narrow Scope Improvements for Lessors (“ASU 2018-20”), which requires that a lessor: (i) exclude certain lessor costs paid directly by a lessee to third parties on behalf of the lessor from a lessor's measurement of variable lease revenue and associated expense (i.e., no gross up of revenue and expense for these costs) and (ii) include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense (i.e., gross up revenue and expense for these costs). This is consistent with the Company’s historical presentation and did not require a material change on January 1, 2019.
Other. Effective January 1, 2019, the Company adopted ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The amendments in ASU 2017-12 expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For cash flow and net investment hedges existing at the date of adoption, the Company adopted the amendments in ASU 2017-12 using the modified retrospective approach. For amendments impacting presentation and disclosure, the Company adopted ASU 2017-12 using a prospective approach. The adoption of ASU 2017-12 did not have a material impact to the Company’s consolidated financial position, results of operations, cash flows, or disclosures upon adoption.
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
Segment Reporting
The Company’s reportable segments, based on how it evaluates its business and allocates resources, are as follows: (i) senior housing triple-net, (ii) SHOP, (iii) life science, and (iv) medical office. During the first quarter of 2019, as a result of a change in how operating results are reported to the Company's chief operating decision makers for the purpose of evaluating performance and allocating resources, two facilities were reclassified from other non-reportable segments to the medical office segment. Accordingly, all prior period segment information has been recast to conform to the current period presentation.
NOTE 3.  Real Estate Transactions

2019 Real Estate Investments
Cambridge Acquisition
During the first quarter of 2019, the Company acquired a life science facility for $71 million and development rights at an adjacent undeveloped land parcel for consideration of up to $27 million. The existing facility and land parcel are located in Cambridge, Massachusetts.

Discovery Portfolio Acquisition
In April 2019, the Company acquired a portfolio of nine senior housing properties for $445 million. The properties are located across Florida, Georgia and Texas and are operated by Discovery Senior Living, LLC.
Oakmont Portfolio Acquisitions
In May 2019, the Company acquired three senior housing communities for $113 million and in July 2019, the Company acquired an additional five senior housing communities for $284 million. Both portfolios were acquired from and will continue to be operated by Oakmont Senior Living LLC (“Oakmont”). Each portfolio was contributed to a DownREIT joint venture in which the sellers received non-controlling interests in lieu of cash for a portion of the sales price. The Company, as the managing member, consolidates each DownREIT joint venture.
As part of the Oakmont transactions, the Company assumed $50 million of debt in May 2019 and an additional $112 million of debt in July 2019, both of which were recorded at their relative fair values through asset acquisition accounting.
Sierra Point Towers Acquisition
In June 2019, the Company completed the previously announced acquisition of two life science buildings in South San Francisco, California adjacent to the Company’s The Shore at Sierra Point development, for $245 million.
Senior Housing JV Interest Purchase (Vintage Park JV)
In June 2019, the Company acquired the outstanding equity interests of a senior housing joint venture structure (which owned one senior housing facility), in which the Company previously held an unconsolidated equity investment, for $24 million. Subsequent to acquisition, the Company owned 100% of the equity. As the Company began consolidating the facility upon acquisition, it derecognized the existing investment in the joint venture structure, marked the real estate to fair value (using a relative fair value allocation), and recognized a gain on consolidation of $12 million, net of a tax impact of $1 million. The gain on consolidation is recognized within other income (expense), net and the tax impact is recognized within income tax benefit (expense).
Other
During the six months ended June 30, 2019, the Company acquired one medical office building (“MOB”) in Kansas for $15 million.
In July 2019, the Company acquired a $16 million life science building in the Sorrento Mesa submarket of San Diego. The property is located on the Company’s Directors Place life science campus and is adjacent to its future development site.
Hartwell Innovation Campus Acquisition
In July 2019, the Company acquired a life science campus in the suburban Boston submarket of Lexington, Massachusetts, for $228 million. The campus is comprised of four buildings.
2018 Real Estate Investments
MSREI MOB JV
In August 2018, the Company and Morgan Stanley Real Estate Investment (“MSREI”) formed a joint venture (the “MSREI JV”) to own a portfolio of MOBs for which the Company is a 51% owner and consolidates. To form the joint venture, MSREI contributed cash of $298 million and HCP contributed nine wholly-owned MOBs (the “Contributed Assets”). The Contributed Assets are primarily located in Texas and Florida and were valued at approximately $320 million at the time of contribution. The MSREI JV used substantially all of the cash contributed by MSREI to acquire an additional portfolio of 16 MOBs in Greenville, South Carolina (the “Greenville Portfolio”) for $285 million. Concurrent with acquiring the additional MOBs, the MSREI JV entered into 10-year leases with the anchor tenants in the Greenville Portfolio.
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
Other
During the six months ended June 30, 2018, the Company acquired development rights on a land parcel in the Boston suburb of Lexington, Massachusetts for $21 million. The Company commenced a life science development on the land in 2018.
Development Activities
As part of the development program with HCA Healthcare, during the second quarter of 2019, the Company commenced development on three additional MOBs, two of which will be on-campus.
The Company’s commitments related to development and redevelopment projects increased by $82 million, to $382 million at June 30, 2019, when compared to December 31, 2018, primarily as a result of additional development and redevelopment projects.
Held for Sale
At June 30, 2019, 2 senior housing triple-net facilities, 6 MOBs, and 20 SHOP facilities were classified as held for sale, with an aggregate carrying value of $161 million, primarily comprised of real estate assets of $157 million, net of accumulated depreciation of $87 million. Liabilities of assets held for sale was primarily comprised of mortgage debt, intangible liabilities, and other liabilities at June 30, 2019.
At December 31, 2018, nine SHOP facilities and one undeveloped life science land parcel were classified as held for sale, with an aggregate carrying value of $108 million, primarily comprised of real estate assets of $101 million, net of accumulated depreciation of $30 million. Liabilities of assets held for sale was primarily comprised of intangible liabilities and other liabilities at December 31, 2018.
2019 Dispositions of Real Estate
During the quarter ended March 31, 2019, the Company sold nine SHOP assets for $68 million, two senior housing triple-net assets for $26 million, and one undeveloped life science land parcel for $35 million, resulting in total gain on sales of $8 million.
During the quarter ended June 30, 2019, the Company sold one SHOP asset for $14 million, five MOBs for $15 million, and one life science asset for $7 million, resulting in total gain on sales of $11 million.
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

U.K. Portfolio
In June 2018, the Company entered into a joint venture with an institutional investor (the “U.K. JV”) through which the Company sold a 51% interest in substantially all United Kingdom (“U.K.”) assets previously owned by the Company (the “U.K. Portfolio”) based on a total value of £382 million ($507 million). The Company retained a 49% noncontrolling interest in the joint venture and received gross proceeds of $402 million, including proceeds from the refinancing of the Company’s previously held intercompany loans. Upon closing the U.K. JV, the Company deconsolidated the U.K. Portfolio, recognized its retained noncontrolling interest investment at fair value ($105 million) and recognized a gain on sale of $11 million, net of $17 million of cumulative foreign currency translation reclassified from other comprehensive income. The U.K. JV provides numerous mechanisms by which the joint venture partner can acquire the Company’s remaining interest in the U.K. JV. The fair value of the Company’s retained noncontrolling interest investment was based on Level 2 measurements within the fair value hierarchy.
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
During the quarter ended September 30, 2018, the Company sold 4 life science assets for $269 million, 11 SHOP assets for $76 million and 2 MOBs for $21 million, resulting in total gain on sales of $95 million.
During the quarter ended December 31, 2018, the Company sold two SHOP facilities for $15 million, two MOBs for $4 million, and one undeveloped land parcel for $3 million, resulting in no material gain or loss on sales.
Additionally, during 2018, the Company sold 19 senior housing assets to a third-party buyer for $377 million, resulting in a gain on sale of $40 million.
Impairments of Real Estate
2019
During the second quarter of 2019, the Company recognized an aggregate impairment charge of $59 million in conjunction with classifying 2 senior housing triple-net assets, 14 SHOP assets, and 1 MOB as held for sale and writing their aggregate carrying value of $164 million down to their aggregate fair value less estimated costs to sell of $105 million.
During the first quarter of 2019, the Company determined the carrying value of two MOBs that were candidates for potential future sale was no longer recoverable due to the Company’s shortened intended hold period under the held-for-use impairment model. Accordingly, the Company wrote-down the carrying amount of these two assets to their respective fair value, which resulted in an aggregate impairment charge of $9 million.
The fair value of the impaired assets was based on forecasted sales prices, which are considered to be Level 3 measurements within the fair value hierarchy. Forecasted sales prices were determined using a direct capitalization model or a market approach (comparable sales model), which rely on certain assumptions by management, including: (i) property hold periods, (ii) market capitalization rates, (iii) market prices per unit, and (iv) forecasted cash flow streams (lease revenue rates, expense rates, growth rates, etc.). There are inherent uncertainties in making these assumptions. For the Company’s impairment calculations during the six months ended June 30, 2019, the Company used a range of (i) market capitalization rates ranging from 4.97% to 6.64%, with a weighted average rate of 5.41%, and (ii) prices per unit ranging from $52,000 to $90,000, with a weighted average price of $62,000.
Additionally, during the second quarter of 2019, the Company recognized a $6 million casualty-related gain, net of a $0.3 million deferred tax expense, as a result of insurance proceeds received for property damage and other associated costs related to hurricanes in 2017. The gain is recorded in other income (expense).
2018
During the second quarter of 2018, in conjunction with classifying two underperforming SHOP portfolios (13 assets total) and an undeveloped life science land parcel as held for sale, the Company concluded the assets were impaired and wrote-down the carrying value of the assets to their fair value less estimated costs to sell. Accordingly, the Company recognized a $14 million impairment charge during the second quarter of 2018. The fair value of the assets was based on contractual sales prices, which are considered to be Level 2 measurements within the fair value hierarchy.

Brookdale MTCA Transactions
In November 2017, the Company and Brookdale Senior Living, Inc. (“Brookdale”) entered into a Master Transactions and Cooperation Agreement (the “MTCA”) to provide the Company with the ability to significantly reduce its concentration of assets leased to and/or managed by Brookdale (the “Brookdale Transactions”). In connection with the overall transaction pursuant to the MTCA, the Company and Brookdale, and certain of their respective subsidiaries, agreed to the following:

•
The Company, which owned 90% of the interests in its RIDEA I and RIDEA III joint ventures with Brookdale at the time the MTCA was executed, agreed to purchase Brookdale’s 10% noncontrolling interest in each joint venture for an aggregate purchase price of $95 million. At the time the MTCA was executed, these joint ventures collectively owned and operated 58 independent living, assisted living, memory care, and/or skilled nursing facilities (the “RIDEA Facilities”). The Company completed its acquisitions of the RIDEA III noncontrolling interest for $32 million in December 2017 and the RIDEA I noncontrolling interest for $63 million in March 2018;

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
NOTE 4.  Leases

Lease Income
The following table summarizes the Company’s lease income (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fixed income from operating leases	$237,607	$262,885	$474,830	$526,240
Variable income from operating leases	63,590	54,955	120,589	108,352
Interest income from direct financing leases	10,190	13,490	23,714	26,756

Direct Financing Leases
Net investment in DFLs consists of the following (dollars in thousands):

June 30, 2019
Present value of minimum lease payments receivable	$264,277
Present value of estimated residual value	114,364
Less deferred selling profits	(11,390)
Net investment in direct financing leases before allowance	367,251
Allowance for direct financing lease losses	(10,147)
Net investment in direct financing leases	$357,104
Properties subject to direct financing leases	15

December 31, 2018
Minimum lease payments receivable	$1,013,976
Estimated residual value	507,484
Less unearned income	(807,642)
Net investment in direct financing leases	$713,818
Properties subject to direct financing leases	29

Direct Financing Lease Internal Ratings
The following table summarizes the Company’s internal ratings for DFLs at June 30, 2019 (dollars in thousands):

	Carrying Amount	Percentage of DFL Portfolio	Internal Ratings
Segment			Performing DFLs	Watch List DFLs	Workout DFLs
Senior housing triple-net	$272,500	76	$272,500	$—	$—
Other non-reportable segments	84,604	24	84,604	—	—
	$357,104	100	$357,104	$—	$—

Direct Financing Lease Conversion
During the first quarter of 2019, the Company converted a DFL portfolio of 14 senior housing triple-net properties, previously on “Watch List” status, to a RIDEA structure, requiring the Company to recognize net assets equal to the lower of the net assets’ fair value or the carrying value of the net investment in the DFL. As a result, the Company derecognized the $351 million carrying value of the net investment in DFL related to the 14 properties and recognized a combination of net real estate ($331 million) and net intangibles assets ($20 million) for the same aggregate amount, with no gain or loss recognized. As a result of the transaction, the 14 properties were transitioned from the senior housing triple-net segment to the SHOP segment during the first quarter of 2019.
Pending Direct Financing Lease Sale
During the second quarter of 2019, the Company entered into agreements to sell 13 senior housing facilities under DFLs (the “DFL Sale Portfolio”) for $274 million. Upon entering into the agreements, the Company recognized an allowance for DFL losses and related impairment charge of $10 million to write-down the carrying value of the DFL Sale Portfolio to its fair value. The fair value of the DFL Sale Portfolio is based upon the agreed upon sale price, less estimated costs to sell, which is considered to be a Level 2 measurement within the fair value hierarchy. No previous allowances have been recognized related to the DFL Sale Portfolio.
The following table summarizes the activity of the DFL Sale Portfolio during the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income from DFLs	$6,013	$5,782	$11,875	$11,552
Cash payments received	5,758	4,838	10,593	9,484

In conjunction with the entering into agreements to sell the DFL Sale Portfolio, the Company placed the portfolio on nonaccrual status and will begin recognizing income equal to the amount of cash received.

Direct Financing Lease Receivable Maturities
The following table summarizes future minimum lease payments contractually due under DFLs at June 30, 2019 (in thousands):

Year	Amount
2019 (six months)	$19,577
2020	32,558
2021	31,989
2022	25,346
2023	24,774
2024	25,393
Thereafter	390,893
Undiscounted minimum lease payments receivable	550,530
Less: imputed interest	(286,253)
Present value of minimum lease payments receivable	$264,277
The following table summarizes future minimum lease payments contractually due under DFLs at December 31, 2018 (in thousands):

Year	Amount
2019	$114,970
2020	63,308
2021	63,687
2022	58,135
2023	58,570
Thereafter	655,306
$1,013,976

Residual Value Risk
Quarterly, the Company reviews the estimated unguaranteed residual value of assets under DFLs to determine if there have been any material changes compared to the prior quarter. As needed, the Company and/or the related tenants will invest necessary funds to maintain the residual value of each asset.
Operating Leases
Future Minimum Rents
The following table summarizes future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under non-cancelable operating leases as of June 30, 2019 (in thousands):

Year	Amount
2019 (six months)	$480,607
2020	947,697
2021	889,007
2022	788,835
2023	714,922
2024	620,603
Thereafter	2,024,028
$6,465,699

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
$6,501,326

Lease Costs
The following tables provide information regarding the Company’s leases to which it is the lessee, such as corporate offices and ground leases (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Expense Information:	2019	2018	2019	2018
Total lease expense(1)	$4,117	$3,578	$7,996	$7,225
_______________________________________

(1)
Lease expense related to corporate assets is included in general and administrative expenses and lease expense related to ground leases is included within operating expenses in the Company’s consolidated statements of operations.

	Six Months Ended June 30,
Supplemental Cash Flow Information:	2019	2018
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows for operating leases	$6,235	$5,723

ROU asset obtained in exchange for new lease liability:
Operating leases	$4,084	$—

Weighted Average Lease Term and Discount Rate:	June 30, 2019
Weighted average remaining lease term (years):
Operating leases	51

Weighted average discount rate:
Operating leases	4.36%

The following table summarizes future minimum lease payments under non-cancelable ground and other operating leases included in the Company’s lease liability as of June 30, 2019 (in thousands):

Year	Amount
2019 (six months)	$4,781
2020	8,934
2021	8,568
2022	8,228
2023	7,915
2024	6,761
Thereafter	448,712
Undiscounted minimum lease payments included in the lease liability	493,899
Less: imputed interest	(339,022)
Present value of lease liability	$154,877

The following table summarizes future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2018 (in thousands):

Year	Amount
2019	$5,597
2020	5,687
2021	5,776
2022	5,862
2023	5,983
Thereafter	466,130
$495,035

Depreciation Expense
While the Company leases the majority of its property, plant, and equipment to various tenants under operating leases and DFLs, in certain situations, the Company owns and operates certain property, plant, and equipment for general corporate purposes. Corporate assets are recorded within other assets, net within the Company’s consolidated balance sheets and depreciation expense for those assets is recorded in general and administrative expenses in the Company’s consolidated statements of operations. Included within other assets, net as of both June 30, 2019 and December 31, 2018 is $3 million and $2 million, respectively, of accumulated depreciation related to corporate assets. Included within general and administrative expenses for the three months ended June 30, 2019 and 2018 is $0.4 million and $0.2 million, respectively, of depreciation expense related to corporate assets. Included within general and administrative expenses for the six months ended June 30, 2019 and 2018 is $0.9 million and $0.4 million, respectively, of depreciation expense related to corporate assets.

NOTE 5.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	June 30, 2019			December 31, 2018
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine	$—	$25,886	$25,886	$—	$21,013	$21,013
Participating development loans and other(1)	98,704	—	98,704	42,037	—	42,037
Unamortized discounts, fees and costs	—	(31)	(31)	—	(52)	(52)
	$98,704	$25,855	$124,559	$42,037	$20,961	$62,998
_______________________________________

(1)	At June 30, 2019, the Company had $31 million remaining of commitments to fund a $115 million senior living development project.

Loans Receivable Internal Ratings
The following table summarizes the Company’s internal ratings for loans receivable at June 30, 2019 (dollars in thousands):

	Carrying Amount	Percentage of Loan Portfolio	Internal Ratings
Investment Type			Performing Loans	Watch List Loans	Workout Loans
Real estate secured	$98,704	79	$98,704	$—	$—
Other secured	25,855	21	25,855	—	—
	$124,559	100	$124,559	$—	$—

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

NOTE 6.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

			Carrying Amount
			June 30,	December 31,
Entity(1)	Property Count	Ownership %	2019	2018
CCRC JV	15	49	$349,732	$365,764
U.K. JV(2)	68	49	100,581	101,735
MBK JV	5	50	34,317	35,435
Other SHOP JVs(3)	4	41- 90	21,929	25,493
Medical Office JVs(4)	3	20 - 67	9,963	10,160
K&Y JVs(5)	3	80	1,496	1,430
Advances to unconsolidated joint ventures, net			15	71
			$518,033	$540,088
_______________________________________

(1)	These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.

(2)	See Note 3 for discussion of the formation of the U.K. JV and the Company’s equity method investment.

(3)
In June 2019, the Company acquired the outstanding equity interests in, and began consolidating, the Vintage Park JV (see Note 3). Remaining unconsolidated SHOP joint ventures (and the Company’s ownership percentage) include: (i) Waldwick JV (85%); (ii) Otay Ranch JV (90%); (iii) MBK Development JV (50%) and (iv) Discovery Naples JV (41%). The Company’s investment in the Discovery Naples JV is a preferred equity investment earning a 10% per annum fixed-rate return, which the Company made in April 2019.

(4)	Includes three unconsolidated medical office joint ventures (and the Company’s ownership percentage): HCP Ventures IV, LLC (20%); HCP Ventures III, LLC (30%); and Suburban Properties, LLC (67%).

(5)	At June 30, 2019, includes two unconsolidated joint ventures. At December 31, 2018, includes three unconsolidated joint ventures.
NOTE 7.  Intangibles

Intangible assets primarily consist of lease-up intangibles and above market tenant lease intangibles. Intangible liabilities primarily consist of below market lease intangibles. The following tables summarize the Company’s intangible lease assets and liabilities (in thousands):

Intangible lease assets	June 30, 2019	December 31, 2018
Gross intangible lease assets	$555,150	$556,114
Accumulated depreciation and amortization	(237,190)	(251,035)
Intangible assets, net	$317,960	$305,079

Intangible lease liabilities	June 30, 2019	December 31, 2018
Gross intangible lease liabilities	$88,892	$94,444
Accumulated depreciation and amortization	(35,121)	(39,781)
Intangible liabilities, net	$53,771	$54,663

During the six months ended June 30, 2019, in conjunction with the Company’s acquisitions of real estate (see Note 3), the Company acquired intangible assets of $86 million and intangible liabilities of $8 million. The intangible assets and intangible liabilities acquired have a weighted average amortization period of 2 years and 5 years, respectively.
On January 1, 2019, in conjunction with the adoption of ASU 2016-12 (see Note 2), the Company reclassified $39 million of intangible assets, net and $6 million of intangible liabilities, net related to above and below market ground leases to right-of-use asset, net.

NOTE 8.  Debt

Bank Line of Credit and Term Loans
On May 23, 2019, the Company executed a $2.5 billion unsecured revolving line of credit facility (the “Revolving Facility”), which matures on May 23, 2023 and contains two, six months extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at LIBOR plus a margin that depends on the Company’s credit ratings. The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at June 30, 2019, the margin on the Revolving Facility was 0.825% and the facility fee was 0.15%. At June 30, 2019, the Company had $530 million, including £55 million ($70 million), outstanding under the Revolving Facility, with a weighted average effective interest rate of 3.29%.
In May 2019, the Company also entered into a new $250 million unsecured term loan facility, which the Company fully drew down on June 20, 2019 (the “2019 Term Loan” and, together with the Revolving Facility, the “Facilities”). The 2019 Term Loan matures on May 23, 2024. Based on the Company’s credit ratings at June 30, 2019, the 2019 Term Loan accrues interest at a rate of LIBOR plus 0.90%, with a weighted average effective interest rate of 3.38%.
The Facilities include a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. The Facilities also contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.0 billion. At June 30, 2019, the Company believes it was in compliance with each of these restrictions and requirements of the Facilities.
On July 3, 2018, the Company exercised its one-time right under a previously-drawn term loan to repay the outstanding British pound sterling (“GBP”) balance and re-borrow in U.S. Dollars (“USD”) with all other key terms unchanged, which resulted in repayment of a £169 million balance and re-borrowing of $224 million. In November 2018, the Company repaid the $224 million unsecured term loan, bringing the total term loan balance to zero at December 31, 2018.
Senior Unsecured Notes
At June 30, 2019, the Company had senior unsecured notes outstanding with an aggregate principal balance of $5.3 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at June 30, 2019.
There were no senior unsecured notes issuances during the six months ended June 30, 2019 or year ended December 31, 2018.
In June 2019, the Company priced a public offering of $650 million aggregate principal amount of 3.25% senior unsecured notes due 2026 (the “2026 Notes”) and $650 million aggregate principal amount of 3.50% senior unsecured notes due 2029 (the “2029 Notes” and, together with the 2026 Notes, the “Notes”). The Notes were issued and the proceeds were received on July 5, 2019.
In July 2019, using the net proceeds from the Notes offering, the Company: (i) redeemed all of the its $800 million, 2.625% senior unsecured notes due February 2020 (the “2020 Notes”), (ii) repurchased $250 million aggregate principal amount of its 4.250% senior notes due 2023 (the “2023 Notes”), and (iii) repurchased $250 million aggregate principal amount of its 4.000% senior notes due 2022 (the “2022 Notes”). Upon completing the redemption of the 2020 Notes and repurchase of a portion of the 2022 Notes and 2023 Notes, the Company incurred a loss on debt extinguishment of approximately $35 million in July 2019.
The following table summarizes the Company’s senior unsecured notes payoffs during the year ended December 31, 2018 (dollars in thousands):

Date	Amount	Coupon Rate
July 16, 2018(1)	$700,000	5.375%
November 8, 2018	$450,000	3.750%

_______________________________________

(1)	The Company recorded a $44 million loss on debt extinguishment related to the repurchase of senior notes.

Mortgage Debt
At June 30, 2019, the Company had $155 million in aggregate principal of mortgage debt outstanding (excluding mortgage debt on assets held for sale), which is secured by 15 healthcare facilities with an aggregate carrying value of $305 million.
Mortgage debt generally requires monthly principal and interest payments, is collateralized by real estate assets and is generally non-recourse. Mortgage debt typically restricts transfer of the encumbered assets, prohibits additional liens, restricts prepayment, requires payment of real estate taxes, requires maintenance of the assets in good condition, requires insurance on the assets, and includes conditions to obtain lender consent to enter into or terminate material leases. Some of the mortgage debt may require tenants or operators to maintain compliance with the applicable leases or operating agreements of such real estate assets.
In May 2019, upon acquiring three senior housing assets from Oakmont, the Company assumed $50 million of secured mortgage debt. In July 2019, upon acquiring five senior housing assets from Oakmont, the Company assumed an additional $112 million of secured mortgage debt (see Note 3).
Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at June 30, 2019 (in thousands):

Year	Bank Line of Credit(1)	Term Loan	Senior Unsecured Notes(2)	Mortgage Debt(3)	Total(4)
2019 (six months)	$—	$—	$—	$1,456	$1,456
2020	—	—	800,000	3,046	803,046
2021	—	—	—	10,679	10,679
2022	—	—	900,000	2,694	902,694
2023	530,004	—	800,000	2,826	1,332,830
Thereafter	—	250,000	2,800,000	134,279	3,184,279
	530,004	250,000	5,300,000	154,980	6,234,984
(Discounts), premium and debt costs, net	—	(1,179)	(37,306)	6,849	(31,636)
	530,004	248,821	5,262,694	161,829	6,203,348
Debt on assets held for sale(5)	—	—	—	28,404	28,404
	$530,004	$248,821	$5,262,694	$190,233	$6,231,752
_______________________________________

(1)	Includes £55 million translated into USD.

(2)
Effective interest rates on the notes ranged from 2.79% to 6.87% with a weighted average effective interest rate of 4.03% and a weighted average maturity of five years. After completing the senior unsecured notes transactions in July 2019 (see discussion above), the senior unsecured notes had a weighted average effective interest rate of 4.07% and a weighted average maturity of seven years.

(3)
Excluding mortgage debt on assets held for sale, effective interest rates on the mortgage debt ranged from 2.52% to 5.91% with a weighted average effective interest rate of 4.13% and a weighted average maturity of 14 years.

(4)	Excludes $87 million of other debt that have no scheduled maturities.

(5)	Represents mortgage debt on assets held for sale with an interest rate of 3.45% and maturity in 2044.
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
Derivative Actions. On June 16, 2016 and July 5, 2016, purported stockholders of the Company filed two derivative actions, Subodh v. HCR ManorCare Inc., et al., Case No. 30-2016-00858497-CU-PT-CXC and Stearns v. HCR ManorCare, Inc., et al., Case No. 30-2016-00861646-CU-MC-CJC, in the Superior Court of California, County of Orange, against certain of the Company’s current and former directors and officers and HCRMC. The Company is named as a nominal defendant. As both derivative actions contained substantially the same allegations, they have been consolidated into a single action (the “California derivative action”). The consolidated action alleges that the defendants engaged in various acts of wrongdoing, including, among other things, breaching fiduciary duties by publicly making false or misleading statements of fact regarding HCRMC’s finances and prospects and failing to maintain adequate internal controls. On April 18, 2017, the Court approved the parties’ stipulation to stay the case pending disposition of the motion to dismiss the class action litigation.
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
The Company’s Board of Directors received letters dated August 17, 2016, April 19, 2017, and April 20, 2017 from private law firms acting on behalf of clients who are purported stockholders of the Company, each asserting allegations similar to those made in the California derivative action matters discussed above. Each letter demands that the Board of Directors take action to assert the Company’s rights. The Board of Directors completed its evaluation and rejected the demand letters in December of 2017. One of the law firms has more recently requested that the Board of Directors reconsider its determination after a ruling on the motion to dismiss in the class action litigation.
The Company believes that the plaintiffs lack standing or the lawsuits and demands are without merit, but cannot predict the outcome of these proceedings or reasonably estimate any potential loss at this time. Accordingly, no loss contingency has been recorded for these matters as of June 30, 2019, as the likelihood of loss is not considered probable or estimable.

NOTE 10.  Equity

At-The-Market Equity Offering Program
In June 2015, the Company established an at-the-market equity offering program (“ATM Program”) to sell shares of its common stock from time to time through a consortium of banks acting as sales agents or directly to the banks acting as principals. In May 2018, the Company renewed its ATM Program (the “2018 ATM Program”). During the year ended December 31, 2018, the Company issued 5.4 million shares of common stock at a weighted average net price of $28.27 per share, resulting in net proceeds of $154 million.
In February 2019, the Company terminated the 2018 ATM Program and established a new ATM Program (the “2019 ATM Program”) pursuant to which shares of common stock having an aggregate gross sales price of up to $1.0 billion may be sold (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. The use of a forward sale agreement would allow the Company to lock in a share price on the sale of shares at the time the agreement is effective, but defer receiving the proceeds from the sale of shares until a later date.
ATM Direct Issuances
During the three and six months ended June 30, 2019, the Company issued 5.9 million shares of common stock at a weighted average net price of $31.84 per share, after commissions, resulting in net proceeds of $189 million.
ATM Forward Contracts
During the six months ended June 30, 2019, the Company utilized the forward provisions under the 2019 ATM Program to allow for the sale of up to an aggregate of 13.6 million shares of its common stock at an initial weighted average net price of $31.24 per share, after commissions.
During the three and six months ended June 30, 2019, the Company settled 5.5 million shares at a weighted average net price of $30.91 per share, after commissions, resulting in net proceeds of $171 million. At June 30, 2019, 8.1 million shares remained outstanding under forward contracts, with a weighted average net price of $31.35 per share, after commissions.
At June 30, 2019, approximately $378 million of our common stock remained available for sale under the 2019 ATM Program.
Subsequent to June 30, 2019, the Company utilized the forward provisions under the 2019 ATM Program to allow for the sale of up to an additional 1.2 million shares of its common stock at an initial weighted average net price of $31.10 per share, after commissions.
Each forward sale has a one year term. At any time during the term, the Company may settle the forward sale by delivery of physical shares of common stock to the forward seller or, at the Company’s election, in cash or net shares. The forward sale price that the Company expects to receive upon settlement of outstanding forward contracts will be the initial forward price established upon the effective date, subject to adjustments for: (i) accrued interest, (ii) the forward purchasers’ stock borrowing costs, and (iii) certain fixed price reductions during the term of the agreement.
2018 Forward Equity Offering
In December 2018, the Company entered into a forward sales agreement to sell up to an aggregate of 15.25 million shares of its common stock (including shares issued through the exercise of underwriters’ options) at an initial net price of $28.60 per share, after underwriting discounts and commissions. The agreement has a one year term that expires on December 13, 2019 during which time the Company may settle the forward sales agreement by delivery of physical shares of common stock to the forward seller or, at the Company’s election, by settling in cash or net shares. The forward sale price that the Company expects to receive upon settlement of the agreement will be the initial net price of $28.60 per share, subject to adjustments for: (i) accrued interest, (ii) the forward purchasers’ stock borrowing costs, and (iii) certain fixed price reductions during the term of the agreement. During the three and six months ended June 30, 2019, the Company settled 1.5 million shares under the forward sales agreement at a net price of $28.11 per share, resulting in net proceeds of $42 million. At June 30, 2019, 13.75 million shares remained outstanding under the forward sales agreement.
In December 2018, contemporaneous with the forward equity offering discussed above, the Company completed an offering of 2 million shares of common stock at a net price of $28.60 per share, resulting in net proceeds of $57 million.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	June 30, 2019	December 31, 2018
Cumulative foreign currency translation adjustment(1)	$(1,766)	$(1,683)
Unrealized gains (losses) on derivatives, net	(272)	(467)
Supplemental Executive Retirement plan minimum liability and other	(2,421)	(2,558)
Total accumulated other comprehensive income (loss)	$(4,459)	$(4,708)

_______________________________________

(1)	See Note 3 for a discussion of the U.K. JV transaction.
NOTE 11.  Segment Disclosures

The Company evaluates its business and allocates resources based on its reportable business segments: (i) senior housing triple-net, (ii) SHOP, (iii) life science, and (iv) medical office. The Company has non-reportable segments that are comprised primarily of the Company’s debt investments, hospital properties, unconsolidated joint ventures, and U.K. investments. The accounting policies of the segments are the same as those in Note 2 to the Consolidated Financial Statements in the Company’s 2018 Annual Report on Form 10-K filed with the SEC, as updated by Note 2 herein.
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
During the three and six months ended June 30, 2019, 21 and 39 senior housing triple-net facilities, respectively, were transferred to the Company’s SHOP segment as a result of terminating the triple-net leases and transitioning the assets to a RIDEA structure. During each of the three and six months ended June 30, 2018, 10 senior housing triple-net facilities were transferred to the Company’s SHOP segment. When an asset is transferred from one segment to another, the results associated with that asset are included in the original segment until the date of transfer. Results generated after the transfer date are included in the new segment.
The Company evaluates performance based upon property NOI and Adjusted NOI. NOI is defined as real estate revenues (inclusive of rental and related revenues, resident fees and services, and income from direct financing leases), less property level operating expenses (which exclude transition costs); NOI excludes all other financial statement amounts included in net income (loss). Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles, termination fees, actuarial reserves for insurance claims that have been incurred but not reported, and the impact of deferred community fee income and expense.
NOI and Adjusted NOI exclude the Company’s share of income (loss) from unconsolidated joint ventures, which is recognized as equity income (loss) from unconsolidated joint ventures in the consolidated statements of operations.
Non-segment assets consist of assets in the Company's other non-reportable segments and corporate non-segment assets. Corporate non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, accounts receivable, net, marketable equity securities, and real estate assets and liabilities held for sale. See Note 15 for other information regarding concentrations of credit risk.

The following tables summarize information for the reportable segments (in thousands):
For the three months ended June 30, 2019:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Real estate revenues(1)	$49,866	$177,001	$107,596	$141,927	$12,763	$—	$489,153
Operating expenses	(866)	(137,460)	(25,480)	(50,176)	(11)	—	(213,993)
NOI	49,000	39,541	82,116	91,751	12,752	—	275,160
Adjustments to NOI(2)	4,807	841	(7,614)	(1,203)	219	—	(2,950)
Adjusted NOI	53,807	40,382	74,502	90,548	12,971	—	272,210
Addback adjustments	(4,807)	(841)	7,614	1,203	(219)	—	2,950
Interest income	—	—	—	—	2,414	—	2,414
Interest expense	(206)	(1,326)	(70)	(109)	—	(55,231)	(56,942)
Depreciation and amortization	(15,693)	(52,242)	(41,431)	(54,096)	(1,834)	—	(165,296)
General and administrative	—	—	—	—	—	(27,120)	(27,120)
Transaction costs	—	—	—	—	—	(1,337)	(1,337)
Recoveries (impairments), net	(15,485)	(52,963)	—	(90)	—	—	(68,538)
Gain (loss) on sales of real estate, net	—	4,691	3,816	2,941	—	—	11,448
Loss on debt extinguishments	—	—	—	—	—	(1,135)	(1,135)
Other income (expense), net	—	—	—	—	12,817	8,191	21,008
Income tax benefit (expense)	—	—	—	—	—	1,864	1,864
Equity income (loss) from unconsolidated joint ventures	—	—	—	—	(1,506)	—	(1,506)
Net income (loss)	$17,616	$(62,299)	$44,431	$40,397	$24,643	$(74,768)	$(9,980)
_______________________________________

(1)	Represents rental and related revenues, resident fees and services, and income from DFLs.

(2)
Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, deferral of community fees, net, and termination fees.

For the three months ended June 30, 2018:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Real estate revenues(1)	$70,713	$138,352	$101,031	$134,574	$23,434	$—	$468,104
Operating expenses	(791)	(101,767)	(22,732)	(48,528)	(48)	—	(173,866)
NOI	69,922	36,585	78,299	86,046	23,386	—	294,238
Adjustments to NOI(2)	1,006	(124)	(2,233)	(1,831)	(480)	—	(3,662)
Adjusted NOI	70,928	36,461	76,066	84,215	22,906	—	290,576
Addback adjustments	(1,006)	124	2,233	1,831	480	—	3,662
Interest income	—	—	—	—	1,447	—	1,447
Interest expense	(607)	(990)	(80)	(119)	(742)	(70,500)	(73,038)
Depreciation and amortization	(21,251)	(28,002)	(35,269)	(48,098)	(10,672)	—	(143,292)
General and administrative	—	—	—	—	—	(22,514)	(22,514)
Transaction costs	—	—	—	—	—	(2,404)	(2,404)
Recoveries (impairments), net	(6,273)	—	(7,639)	—	—	—	(13,912)
Gain (loss) on sales of real estate, net	(23,039)	48,252	—	—	20,851	—	46,064
Other income (expense), net	—	—	—	—	—	1,786	1,786
Income tax benefit (expense)	—	—	—	—	—	4,654	4,654
Equity income (loss) from unconsolidated joint ventures	—	—	—	—	(101)	—	(101)
Net income (loss)	$18,752	$55,845	$35,311	$37,829	$34,169	$(88,978)	$92,928
_______________________________________

(1)	Represents rental and related revenues, resident fees and services, and income from DFLs.

(2)
Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, deferral of community fees, net, and termination fees.

For the six months ended June 30, 2019:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Real estate revenues(1)	$108,758	$303,182	$202,068	$284,122	$25,464	$—	$923,594
Operating expenses	(1,859)	(234,407)	(47,472)	(99,163)	(19)	—	(382,920)
NOI	106,899	68,775	154,596	184,959	25,445	—	540,674
Adjustments to NOI(2)	5,371	1,993	(10,091)	(2,974)	413	—	(5,288)
Adjusted NOI	112,270	70,768	144,505	181,985	25,858	—	535,386
Addback adjustments	(5,371)	(1,993)	10,091	2,974	(413)	—	5,288
Interest income	—	—	—	—	4,127	—	4,127
Interest expense	(795)	(1,989)	(143)	(221)	—	(103,121)	(106,269)
Depreciation and amortization	(32,376)	(76,328)	(77,677)	(107,198)	(3,668)	—	(297,247)
General and administrative	—	—	—	—	—	(48,475)	(48,475)
Transaction costs	—	—	—	—	—	(5,855)	(5,855)
Recoveries (impairments), net	(15,485)	(52,963)	—	(8,948)	—	—	(77,396)
Gain (loss) on sales of real estate, net	3,557	9,314	3,738	2,883	—	—	19,492
Loss on debt extinguishments	—	—	—	—	—	(1,135)	(1,135)
Other income (expense), net	—	—	—	—	12,817	11,324	24,141
Income tax benefit (expense)	—	—	—	—	—	5,322	5,322
Equity income (loss) from unconsolidated joint ventures	—	—	—	—	(2,369)	—	(2,369)
Net income (loss)	$61,800	$(53,191)	$80,514	$71,475	$36,352	$(141,940)	$55,010
_______________________________________

(1)	Represents rental and related revenues, resident fees and services, and income from DFLs.

(2)
Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, deferral of community fees, net, and termination fees.

For the six months ended June 30, 2018:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Real estate revenues(1)	$145,003	$283,022	$200,653	$267,794	$44,464	$—	$940,936
Operating expenses	(1,837)	(203,513)	(44,541)	(96,406)	(121)	—	(346,418)
NOI	143,166	79,509	156,112	171,388	44,343	—	594,518
Adjustments to NOI(2)	(858)	(1,732)	(5,984)	(3,764)	(1,011)	—	(13,349)
Adjusted NOI	142,308	77,777	150,128	167,624	43,332	—	581,169
Addback adjustments	858	1,732	5,984	3,764	1,011	—	13,349
Interest income	—	—	—	—	7,812	—	7,812
Interest expense	(1,207)	(1,979)	(162)	(239)	(1,469)	(143,084)	(148,140)
Depreciation and amortization	(43,157)	(55,630)	(71,350)	(95,295)	(21,110)	—	(286,542)
General and administrative	—	—	—	—	—	(51,689)	(51,689)
Transaction costs	—	—	—	—	—	(4,599)	(4,599)
Recoveries (impairments), net	(6,273)	—	(7,639)	—	—	—	(13,912)
Gain (loss) on sales of real estate, net	(23,039)	69,067	—	—	20,851	—	66,879
Other income (expense), net	—	—	—	—	(40,567)	1,946	(38,621)
Income tax benefit (expense)	—	—	—	—	—	9,990	9,990
Equity income (loss) from unconsolidated joint ventures	—	—	—	—	469	—	469
Net income (loss)	$69,490	$90,967	$76,961	$75,854	$10,329	$(187,436)	$136,165
_______________________________________

(1)	Represents rental and related revenues, resident fees and services, and income from DFLs.

(2)
Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, deferral of community fees, net, and termination fees.

The following table summarizes the Company’s revenues by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2019	2018	2019	2018
Senior housing triple-net	$49,866	$70,713	$108,758	$145,003
SHOP	177,001	138,352	303,182	283,022
Life science	107,596	101,031	202,068	200,653
Medical office	141,927	134,574	284,122	267,794
Other non-reportable segments	15,177	24,881	29,591	52,276
Total revenues	$491,567	$469,551	$927,721	$948,748

See Note 3 for significant transactions impacting the Company’s segment assets during the periods presented.

NOTE 12.  Earnings Per Common Share

Basic income (loss) per common share (“EPS”) is computed based upon the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed based upon the weighted average number of common shares outstanding plus the impact of forward equity sales agreements using the treasury stock method and common shares issuable from the assumed conversion of DownREIT units, stock options, certain performance restricted stock units, and unvested restricted stock units. Only those instruments having a dilutive impact on our basic income (loss) per share are included in diluted income (loss) per share during the periods presented.
Restricted stock and certain performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, and require use of the two-class method when computing basic and diluted earnings per share.
During the six months ended June 30, 2019, the Company utilized the forward sale provisions under the 2019 ATM Program to sell up to an aggregate of 13.6 million shares of common stock with a one year term. During the three and six months ended June 30, 2019, the Company settled 5.5 million shares under ATM forward contracts, leaving 8.1 million shares outstanding thereunder. Additionally, in December 2018, the Company entered into a forward equity sales agreement to sell up to an aggregate of 15.25 million shares of its common stock by December 13, 2019. During each of the three and six months ended June 30, 2019, the Company settled 1.5 million shares under the December 2018 forward sales agreement, leaving 13.75 million shares outstanding thereunder. The Company expects to settle the remaining forward sales with shares of common stock prior to their respective expiration dates. See Note 10 for further details.
The Company considered the potential dilution resulting from the forward agreements to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to determine the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. The aggregate effect on the Company’s diluted weighted-average common shares for the six months ended June 30, 2019, was 1.3 million weighted-average incremental shares from the forward equity sales agreements, respectively.
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator
Net income (loss)	$(9,980)	$92,928	$55,010	$136,165
Noncontrolling interests' share in earnings	(3,617)	(2,986)	(7,137)	(5,991)
Net income (loss) attributable to HCP, Inc.	(13,597)	89,942	47,873	130,174
Less: Participating securities' share in earnings	(394)	(461)	(837)	(852)
Net income (loss) applicable to common shares	$(13,991)	$89,481	$47,036	$129,322
Denominator
Basic weighted average shares outstanding	478,739	469,769	478,260	469,664
Dilutive potential common shares - equity awards	—	172	281	135
Dilutive potential common shares - forward equity agreements(1)	—	—	1,344	—
Diluted weighted average common shares	478,739	469,941	479,885	469,799
Basic earnings per common share
Basic	$(0.03)	$0.19	$0.10	$0.28
Diluted	$(0.03)	$0.19	$0.10	$0.28

_______________________________________

(1)
Represents the current dilutive impact of 22 million shares of common stock under forward sales agreements that have not been settled as of June 30, 2019. Based on the forward price of each agreement as of June 30, 2019, issuance of all 22 million shares would result in approximately $641 million of net proceeds.

For all periods presented in the above table, 7 million shares issuable upon conversion of DownREIT units were not included because they are anti-dilutive. Additionally, for the three and six months ended June 30, 2019, 22 million and 21 million shares of common stock, respectively, issuable pursuant to the settlement of forward equity sales agreements were not included because they are anti-dilutive (see discussion above). For the three months ended June 30, 2019, diluted loss per share is calculated using the weighted-average common shares outstanding during the period. For all other periods presented in the above table, approximately 1 million shares of common stock subject to outstanding equity awards (restricted stock units and stock options) were not included because they are anti-dilutive.
NOTE 13.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2019	2018
Supplemental cash flow information:
Interest paid, net of capitalized interest	$99,934	$141,777
Income taxes paid (refunded)	1,171	2,735
Capitalized interest	15,413	8,033
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	102,307	66,233
Retained equity method investment and proceeds receivable from U.K. JV transaction	—	507,369
Derecognition of U.K. Bridge Loan receivable	—	147,474
Consolidation of net assets related to U.K. Bridge Loan	—	106,457
Vesting of restricted stock units and conversion of non-managing member units into common stock	4,498	340
Liabilities assumed with real estate acquisitions	59,778	—
Conversion of DFLs to real estate	350,540	—
Net noncash impact from the consolidation of previously unconsolidated joint ventures (see Note 3)	17,850	—

See discussions related to: (i) the U.K. JV transaction in Note 3, (ii) the U.K. Bridge Loan in Notes 5 and 14, (iii) the conversion of DFLs to real estate in Note 4, and (iv) the consolidation of previously unconsolidated joint ventures in Note 3.
The following table summarizes cash, cash equivalents and restricted cash (in thousands):

	June 30,
	2019	2018
Cash and cash equivalents	$130,521	$91,381
Restricted cash	25,531	30,548
Cash, cash equivalents and restricted cash	$156,052	$121,929

NOTE 14.  Variable Interest Entities

Unconsolidated Variable Interest Entities
At June 30, 2019, the Company had investments in: (i) 15 properties leased to VIE tenants, (ii) 4 unconsolidated VIE joint ventures, (iii) marketable debt securities of 1 VIE, and (iv) 1 loan to a VIE borrower. The Company determined it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (CCRC OpCo, the development investment, Waldwick JV and the LLC investment discussed below), it has no formal involvement in these VIEs beyond its investments.

VIE Tenants. The Company leases 15 properties to a total of 4 tenants that have also been identified as VIEs (“VIE tenants”). These VIE tenants are “thinly capitalized” entities that rely on the operating cash flows generated from the senior housing facilities to pay operating expenses, including the rent obligations under their leases.
CCRC OpCo. The Company holds a 49% ownership interest in CCRC OpCo, a joint venture entity formed in August 2014 that operates senior housing properties in a RIDEA structure and has been identified as a VIE. The equity members of CCRC OpCo “lack power” because they share certain operating rights with Brookdale, as manager of the CCRCs. The assets of CCRC OpCo primarily consist of the CCRCs that it owns and leases, resident fees receivable, notes receivable, and cash and cash equivalents; its obligations primarily consist of operating lease obligations to CCRC PropCo, debt service payments, capital expenditures, accounts payable, and expense accruals. Assets generated by the CCRC operations (primarily rents from CCRC residents) of CCRC OpCo may only be used to settle its contractual obligations (primarily from debt service payments, capital expenditures, and rental costs and operating expenses incurred to manage such facilities).
Waldwick Development JV. The Company holds an 85% ownership interest in a development joint venture (the “Waldwick JV”), which has been identified as a VIE as power is shared with a member that does not have a substantive equity investment at risk. The assets of the joint venture primarily consist of an in-progress senior housing facility development project that it owns and cash and cash equivalents; its obligations primarily consist of accounts payable and expense accruals associated with the cost of its development obligations. Any assets generated by the joint venture may only be used to settle its contractual obligations (primarily development expenses and debt service payments).
LLC Investment. The Company holds a limited partner ownership interest in an unconsolidated LLC that has been identified as a VIE. The Company’s involvement in the entity is limited to its equity investment as a limited partner and it does not have any substantive participating rights or kick-out rights over the general partner. The assets and liabilities of the entity primarily consist of those associated with its senior housing real estate and development activities. Any assets generated by the entity may only be used to settle its contractual obligations (primarily development expenses and debt service payments).
Development Investment. The Company holds an investment (consisting of mezzanine debt and preferred equity) in a senior housing development joint venture. The joint venture is also capitalized by a senior loan from a third party and equity from the third party managing-member, but is considered to be “thinly capitalized” as there is insufficient equity investment at risk.
Debt Securities Investment. The Company holds commercial mortgage-backed securities (“CMBS”) issued by Federal Home Loan Mortgage Corporation (commonly referred to as Freddie MAC) through a special purpose entity that has been identified as a VIE because it is “thinly capitalized.” The CMBS issued by the VIE are backed by mortgage debt obligations on real estate assets.
Seller Financing Loan. The Company provided seller financing of $10 million related to its sale of seven senior housing triple-net facilities. The financing was provided in the form of a secured five year mezzanine loan to a “thinly capitalized” borrower created to acquire the facilities.
The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at June 30, 2019 was as follows (in thousands):

VIE Type	Asset/Liability Type	Maximum Loss Exposure and Carrying Amount(1)
VIE tenants - DFLs(2)	Net investment in DFLs	$251,438
VIE tenants - operating leases(2)	Lease intangibles, net and straight-line rent receivables	7,446
CCRC OpCo	Investments in unconsolidated joint ventures	171,915
Unconsolidated development joint ventures	Loans receivable, net and Investments in unconsolidated joint ventures	18,715
Loan - seller financing	Loans receivable, net	10,000
CMBS and LLC investment	Marketable debt and LLC investment	34,537
_______________________________________

(1)	The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).

(2)	The Company’s maximum loss exposure may be mitigated by re-leasing the underlying properties to new tenants upon an event of default.
At June 30, 2019, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
See Notes 4, 5, and 6 for additional descriptions of the nature, purpose, and operating activities of the Company’s unconsolidated VIEs and interests therein.

Consolidated Variable Interest Entities
HCP, Inc.’s consolidated total assets and total liabilities at June 30, 2019 and December 31, 2018 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to HCP, Inc. Total assets and total liabilities include VIE assets and liabilities as follows (in thousands):

	June 30, 2019	December 31, 2018
Assets
Buildings and improvements	$2,454,366	$1,949,582
Development costs and construction in progress	49,101	39,584
Land	267,288	151,746
Accumulated depreciation and amortization	(416,738)	(398,143)
Net real estate	2,354,017	1,742,769
Investments in and advances to unconsolidated joint ventures	—	1,550
Accounts receivable, net	5,329	7,904
Cash and cash equivalents	55,574	23,772
Restricted cash	4,349	3,399
Intangible assets, net	137,749	111,333
Right-of-use asset, net	93,363	—
Other assets, net	43,610	43,149
Total assets	$2,693,991	$1,933,876
Liabilities
Mortgage debt	98,064	44,598
Intangible liabilities, net	16,162	19,128
Lease liability	90,266	—
Accounts payable and accrued liabilities	57,310	66,736
Deferred revenue	24,119	24,215
Total liabilities	$285,921	$154,677

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
Watertown JV.  The Company holds a 95% ownership interest in and is the managing member of joint venture entities formed in November 2017 that own and operate a senior housing property in a RIDEA structure (“Watertown JV”). Watertown PropCo is a VIE as the Company and the non-managing member share in control of the entity, but substantially all of the entity's activities are performed on behalf of the Company. Watertown OpCo is a VIE as the non-managing member, through its equity interest, lacks substantive participation rights in the management of Watertown OpCo or kick-out rights over the managing member. The Company consolidates Watertown PropCo and Watertown OpCo as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of Watertown PropCo primarily consist of a leased property (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of notes payable to a non-VIE consolidated subsidiary of the Company. The assets of Watertown OpCo primarily consist of leasehold interests in a senior housing facility (operating lease), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to Watertown PropCo and operating expenses of its senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) of the Watertown structure may only be used to settle its contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facilities, and debt costs).

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
Consolidated Lessee. The Company leases two senior housing properties to a lessee entity under a cash flow lease through which the Company receives monthly rent equal to the residual cash flows of the property. The lessee entity is classified as a VIE as it is a "thinly capitalized" entity. The Company consolidates the lessee entity as it has the ability to control the activities that most significantly impact the economic performance of the lessee entity. The lessee entity’s assets primarily consist of leasehold interests in a senior housing facility (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to the Company and operating expenses of the senior housing facility (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) may only be used to settle its contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facilities, and debt costs).
DownREITs.  The Company holds a controlling ownership interest in and is the managing member of six limited liability companies (“DownREITs”). The Company classifies the DownREITs as VIEs due to the non-managing members lacking substantive participation rights in the management of the DownREITs or kick-out rights over the managing member. The Company consolidates the DownREITs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the DownREITs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of debt service payments and capital expenditures for the properties. Assets generated by the DownREITs (primarily from resident rents) may only be used to settle their contractual obligations (primarily from debt service and capital expenditures).
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
NOTE 15.  Concentration of Credit Risk

Concentrations of credit risk arise when one or more tenants, operators, or obligors related to the Company’s investments are engaged in similar business activities or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors various segments of its portfolio to assess potential concentrations of credit risks.
The following tables provide information regarding the Company’s concentrations of credit risk with respect to certain tenants:

	Percentage of Total Assets
	Total Company		Senior Housing Triple-Net
	June 30,	December 31,	June 30,	December 31,
Tenant	2019	2018	2019	2018
Brookdale(1)	6	6	40	27

	Percentage of Revenues
	Total Company				Senior Housing Triple-Net
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
Tenant	2019	2018	2019	2018	2019	2018	2019	2018
Brookdale(1)	4	6	4	6	38	41	35	42
_______________________________________

(1)
Excludes senior housing facilities operated by Brookdale in the Company’s SHOP segment as discussed below. Percentages of segment and total company revenues include partial-year revenue earned from senior housing triple-net facilities that were sold during 2018.

At both June 30, 2019 and December 31, 2018, Brookdale managed or operated, in the Company’s SHOP segment, approximately 6% and 7%, respectively, of the Company’s real estate investments (based on total assets). Because an operator manages the Company’s facilities in exchange for the receipt of a management fee, the Company is not directly exposed to the credit risk of its operators in the same manner or to the same extent as its triple-net tenants. At June 30, 2019, Brookdale provided comprehensive facility management and accounting services with respect to 26 of the Company’s consolidated SHOP facilities and 15 SHOP facilities owned by its unconsolidated joint ventures, for which the Company or joint venture pay annual management fees pursuant to long-term management agreements. Most of the management agreements have terms ranging from 10 to 15 years, with three to four 5-year renewal periods. The base management fees are 4.5% to 5.0% of gross revenues (as defined) generated by the RIDEA properties. In addition, there are incentive management fees payable to Brookdale if operating results of the RIDEA properties exceed pre-established EBITDAR (as defined) thresholds.

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
NOTE 16.  Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets are immaterial at June 30, 2019.
The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	June 30, 2019(3)		December 31, 2018(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$124,559	$124,559	$62,998	$62,998
Marketable debt securities(2)	19,474	19,474	19,202	19,202
Bank line of credit(2)	530,004	530,004	80,103	80,103
Term loan(2)	248,821	248,821	—	—
Senior unsecured notes(1)	5,262,694	5,600,495	5,258,550	5,302,485
Mortgage debt(2)	161,829	159,530	138,470	136,161
Other debt(2)	87,211	87,211	90,785	90,785
Interest-rate swap liabilities(2)	1,116	1,116	1,310	1,310
_______________________________________

(1)	Level 1: Fair value calculated based on quoted prices in active markets.

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

(3)	During the six months ended June 30, 2019 and year ended December 31, 2018, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
NOTE 17.  Derivative Financial Instruments

The following table summarizes the Company’s outstanding swap contracts at June 30, 2019 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Notional	Pay Rate	Receive Rate	Fair Value(1)
Interest rate:
July 2005(2)	July 2020	Cash Flow	$42,300	3.82%	BMA Swap Index	$(1,116)
______________________________________

(1)	Derivative liabilities are recorded in accounts payable and accrued liabilities on the consolidated balance sheets.

(2)	Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.
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

At June 30, 2019, £55 million of the Company’s GBP-denominated borrowings under the Revolving Facility are designated as a hedge of a portion of the Company’s net investments in GBP-functional currency unconsolidated subsidiaries to mitigate its exposure to fluctuations in the GBP to USD exchange rate. For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to USD exchange rate of the instrument is recorded as part of the cumulative translation adjustment component of accumulated other comprehensive income (loss). Accordingly, the remeasurement value of the designated £55 million GBP-denominated borrowings due primarily to fluctuations in the GBP to USD exchange rate are reported in accumulated other comprehensive income (loss) as the hedging relationship is considered to be effective. The balance in accumulated other comprehensive income (loss) will be reclassified to earnings when the Company sells its remaining investment in the U.K.

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

•
our or our counterparties’ ability to fulfill obligations, such as financing conditions and/or regulatory approval requirements, required to successfully consummate acquisitions, dispositions, transitions, developments, redevelopments, joint venture transactions or other transactions;

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
Executive Summary
HCP, Inc., a Standard & Poor’s (“S&P”) 500 company, invests primarily in real estate serving the healthcare industry in the United States. We are a Maryland corporation organized in 1985 and qualify as a self-administered real estate investment trust (“REIT”). We acquire, develop, lease, own, and manage healthcare real estate. At June 30, 2019, our portfolio of investments, including properties in our unconsolidated joint ventures (“JVs”), consisted of interests in 745 properties.
We invest and manage our real estate portfolio for the long-term to maximize the benefit to our stockholders and support the growth of our dividends. The core elements of our strategy are to: (i) acquire, develop, lease, own, and manage a diversified portfolio of quality healthcare properties across multiple geographic locations and business segments, including senior housing, life science, and medical office, among others; (ii) maintain an investment grade balance sheet with adequate liquidity and long-term fixed rate debt financing with staggered maturities in order to support the longer-term nature of our investments, while reducing our exposure to interest rate volatility and refinancing risk at any point in the interest rate or credit cycles; (iii) align ourselves with leading healthcare companies, operators, and service providers which, over the long-term, should result in higher relative rental rates, net operating cash flows, and appreciation of property values; and (iv) pursue operational excellence to maximize the value of our investments.
We believe our real estate portfolio holds the potential for increased future cash flows as it is well-maintained and in desirable locations. Our strategy for maximizing the benefits from these opportunities is to: (i) work with new or existing tenants and operators to address their space and capital needs and (ii) provide high-quality property management services in order to motivate tenants to renew, expand, or relocate into our properties.
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
We monitor, but do not limit, our investments based on the percentage of our total assets that may be invested in any one property type, investment vehicle or geographic location, the number of properties that may be leased to a single tenant or operator, or loans that may be made to a single borrower. In allocating capital, we target opportunities with the most attractive risk/reward profile for our portfolio as a whole. We may take additional measures to mitigate risk, including diversifying our investments (by sector, geography, tenant, or operator), structuring transactions as master leases, requiring tenant or operator insurance and indemnifications, and obtaining credit enhancements in the form of guarantees, letters of credit, or security deposits.
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
We finance our investments based on our evaluation of available sources of funding. For short-term purposes, we may utilize our revolving line of credit facility, arrange for other short-term borrowings from banks or other sources, or issue equity securities pursuant to our at-the-market equity offering program. We arrange for longer-term financing by offering debt and equity securities, placing mortgage debt, and obtaining capital from institutional lenders and joint venture partners.
2019 Transaction Overview
Discovery Portfolio Acquisition

•
In April 2019, we acquired a portfolio of nine senior housing properties, with a total of 1,242 units, for $445 million. The properties are located across Florida, Georgia, and Texas and are operated by Discovery Senior Living, LLC.

Oakmont Portfolio Acquisitions

•
In May 2019, we acquired three newly-built, senior housing communities for $113 million. The portfolio is operated by Oakmont Senior Living LLC (“Oakmont”) and includes 132 assisted living units and 68 memory care units with an average occupancy of 96% at closing.

•
In July 2019, we acquired five additional senior housing communities for $284 million. The portfolio is operated by Oakmont and includes 430 units. The properties are located in Huntington Beach, Los Angeles, San Jose, and San Francisco.

Sierra Point Towers Acquisition

•
In June 2019, we completed the previously announced acquisition of two life science buildings in South San Francisco, California adjacent to our The Shore at Sierra Point development, for $245 million.

Hartwell Innovation Campus Acquisition

•
In July 2019, we acquired a life science campus in the suburban Boston submarket of Lexington, Massachusetts, for $228 million. The 277,000 square feet campus, comprised of four buildings, is 100% leased to seven biopharmaceutical and medical diagnostics tenants.

Other Real Estate Transactions

•
During the first quarter of 2019, we acquired a life science facility for $71 million and development rights at an adjacent undeveloped land parcel for consideration of up to $27 million. The existing facility and land parcel are located in Cambridge, Massachusetts.

•	In May 2019, we acquired one medical office building (“MOB”) in Kansas for $15 million.

•
In June 2019, we acquired the outstanding equity interests of, and began consolidating, a senior housing joint venture structure (which owned one senior housing facility), in which we previously held an unconsolidated equity investment, for $24 million.

•
In July 2019, we acquired a $16 million, Class A two-story building in the Sorrento Mesa submarket of San Diego. The 56,000 square foot property is located on our Directors Place life science campus and is adjacent to our future development site.

•
During the six months ended June 30, 2019, we transitioned 33 senior housing triple-net assets, including a 14-property direct financing lease (“DFL”) portfolio, to a RIDEA structure, with Sunrise Senior Living, LLC (“Sunrise”) as the operator. We expect to transition two additional senior housing triple-net assets to a RIDEA structure with Sunrise later in 2019.

•	During the second quarter of 2019, we entered into agreements to sell 13 senior housing facilities under DFLs for $274 million. We expect to complete the transaction during the second half of 2019.

•
During the six months ended June 30, 2019, we sold 10 senior housing operating portfolio (“SHOP”) assets for $82 million, 2 senior housing triple-net assets for $26 million, 5 MOBs for $15 million, 1 life science asset for $7 million, and 1 undeveloped life science land parcel for $35 million.

Financing Activities

•
In February 2019, we terminated our previous at-the-market equity program established in February 2018 (the “2018 ATM Program”) and established a new ATM Program (the “2019 ATM Program”) pursuant to which shares of common stock having an aggregate gross sales price of up to $1.0 billion may be sold (i) by HCP through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement.

During the three and six months ended June 30, 2019, we issued 5.9 million shares of common stock under the 2019 ATM program at a weighted average net price of $31.84 per share, after commissions, resulting in net proceeds of $189 million.
During the six months ended June 30, 2019, we utilized the forward provisions under the 2019 ATM Program to allow for the sale of up to an aggregate of 13.6 million shares of our common stock at an initial weighted average net price of $31.24 per share, after commissions. During the second quarter of 2019, we settled 5.5 million shares previously available for sale under forward contracts at a weighted average net price of $30.91 per share, after commissions, resulting in net proceeds of $171 million.

•
In May 2019, we entered into a new $2.5 billion unsecured revolving line of credit facility (the “Revolving Facility”) maturing on May 23, 2023. The Revolving Facility contains two, six-month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at LIBOR plus a margin that depends on our credit ratings (0.825% as of June 30, 2019). We pay a facility fee on the entire revolving commitment that depends on our credit ratings (0.15% as of June 30, 2019).

•
In May 2019, we entered into a new $250 million unsecured term loan facility (the “2019 Term Loan” and, together with the Revolving Facility, the “Facilities”), which we borrowed the full $250 million capacity of in June 2019. The 2019 Term Loan matures on May 23, 2024. The Facilities include a feature that allows us to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments.

•
In June 2019, we priced a public offering of $650 million aggregate principal amount of 3.25% senior unsecured notes due 2026 (the “2026 Notes”) and $650 million aggregate principal amount of 3.50% senior unsecured notes due 2029 (the “2029 Notes” and, together with the 2026 Notes, the “Notes”). The offering was completed and proceeds were received on July 5, 2019.

In July 2019, using the net proceeds from the Notes offering, we: (i) redeemed all of our $800 million, 2.625% senior unsecured notes due February 2020 (the “2020 Notes”), (ii) repurchased $250 million aggregate principal amount of our 4.250% senior notes due 2023 (the “2023 Notes”), and (iii) repurchased $250 million aggregate principal amount of our 4.000% senior notes due 2022 (the “2022 Notes”). Upon completing the redemption of the 2020 Notes and repurchase of a portion of the 2022 Notes and 2023 Notes, we incurred a loss on debt extinguishment of approximately $35 million.
Development Activities

•
As part of the previously-announced development program with HCA Healthcare, during the second quarter of 2019, we commenced the development of three additional MOBs, two of which are on-campus, with an aggregate estimated cost of approximately $71 million.

Dividends
The following table summarizes our common stock cash dividends declared in 2019:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
January 30	February 19	$0.37	February 28
April 25	May 6	0.37	May 21
July 25	August 5	0.37	August 20
Results of Operations
We evaluate our business and allocate resources among our reportable business segments: (i) senior housing triple-net, (ii) SHOP, (iii) life science, and (iv) medical office. Under the life science and medical office segments, we invest through the acquisition and development of life science facilities and medical office buildings, which generally require a greater level of property management. Our senior housing facilities are managed utilizing triple-net leases and RIDEA structures. We have other non-reportable segments that are comprised primarily of our debt investments, hospital properties, unconsolidated joint ventures, and United Kingdom (“U.K.”) investments. We evaluate performance based upon: (i) property net operating income from continuing operations (“NOI”) and (ii) Adjusted NOI (cash NOI) in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”), as updated by Note 2 to the Consolidated Financial Statements herein.
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

FFO as adjusted. In addition, we present NAREIT FFO on an adjusted basis before the impact of non-comparable items including, but not limited to, transaction-related items, impairments (recoveries) of non-depreciable assets, losses (gains) from the sale of non-depreciable assets, severance and related charges, prepayment costs (benefits) associated with early retirement or payment of debt, litigation costs (recoveries), casualty-related charges (recoveries), foreign currency remeasurement losses (gains), and changes in tax legislation (“FFO as adjusted”). Transaction-related items include transaction expenses and gains/charges incurred as a result of mergers and acquisitions and lease amendment or termination activities. Prepayment costs (benefits) associated with early retirement of debt include the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of debt. Management believes that FFO as adjusted provides a meaningful supplemental measurement of our FFO run-rate and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. At the same time that NAREIT created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe stockholders, potential investors, and financial analysts who review our operating performance are best served by an FFO run-rate earnings measure that includes certain other adjustments to net income (loss), in addition to adjustments made to arrive at the NAREIT defined measure of FFO. FFO as adjusted is used by management in analyzing our business and the performance of our properties and we believe it is important that stockholders, potential investors, and financial analysts understand this measure used by management. We use FFO as adjusted to: (i) evaluate our performance in comparison with expected results and results of previous periods, relative to resource allocation decisions, (ii) evaluate the performance of our management, (iii) budget and forecast future results to assist in the allocation of resources, (iv) assess our performance as compared with similar real estate companies and the industry in general, and (v) evaluate how a specific potential investment will impact our future results. Other REITs or real estate companies may use different methodologies for calculating an adjusted FFO measure, and accordingly, our FFO as adjusted may not be comparable to those reported by other REITs. For a reconciliation of net income (loss) to NAREIT FFO and FFO as adjusted and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.
Funds Available for Distribution (“FAD”)
FAD is defined as FFO as adjusted after excluding the impact of the following: (i) amortization of deferred compensation expense, (ii) amortization of deferred financing costs, net, (iii) straight-line rents, (iv) deferred income taxes, (v) amortization of acquired market lease intangibles, net, (vi) non-cash interest related to DFLs and lease incentive amortization (reduction of straight-line rents), (vii) actuarial reserves for insurance claims that have been incurred but not reported, and (viii) deferred revenues, excluding amounts amortized into rental income that are associated with tenant funded improvements owned/recognized by us and up-front cash payments made by tenants to reduce their contractual rents. Also, FAD: (i) is computed after deducting recurring capital expenditures, including second generation leasing costs and second generation tenant and capital improvements and (ii) includes lease restructure payments and adjustments to compute our share of FAD from our unconsolidated joint ventures and those related to CCRC non-refundable entrance fees. Certain prior period amounts in the “Non-GAAP Financial Measures Reconciliation” below for FAD have been reclassified to conform to the current period presentation. More specifically, recurring capital expenditures, including second generation leasing costs and second generation tenant and capital improvements ("FAD capital expenditures") excludes our share from unconsolidated joint ventures (reported in “other FAD adjustments”). Adjustments for joint ventures are calculated to reflect our pro-rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of FAD for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated joint ventures in which we do not own 100% of the equity by adjusting our FAD to remove the third party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods (reported in “other FAD adjustments”). See FFO for further disclosure regarding our use of pro-rata share information and its limitations. Other REITs or real estate companies may use different methodologies for calculating FAD, and accordingly, our FAD may not be comparable to those reported by other REITs. Although our FAD computation may not be comparable to that of other REITs, management believes FAD provides a meaningful supplemental measure of our performance and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. We believe FAD is an alternative run-rate earnings measure that improves the understanding of our operating results among investors and makes comparisons with: (i) expected results, (ii) results of previous periods, and (iii) results among REITs more meaningful. FAD does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as it excludes the following items which generally flow through our cash flows from operating activities: (i) adjustments for changes in working capital or the actual timing of the payment of income or expense items that are accrued in the period, (ii) transaction-related costs, (iii) litigation settlement expenses, (iv) severance-related expenses, and (v) actual cash receipts from interest income recognized on loans receivable (in contrast to our FAD adjustment to exclude non-cash interest and depreciation related to our investments in direct financing leases). Furthermore, FAD is adjusted for recurring capital expenditures, which are generally not considered when determining cash flows from operations or liquidity. FAD is a non-GAAP supplemental financial measure and should not be considered as an alternative to net income (loss) determined in accordance with GAAP. For a reconciliation of net income (loss) to FAD and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.

Comparison of the Three and Six Months Ended June 30, 2019 to the Three and Six Months Ended June 30, 2018
Overview

Three Months Ended June 30, 2019 and 2018
The following table summarizes results for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Net income (loss) applicable to common shares	$(13,991)	$89,481	$(103,472)
NAREIT FFO	198,422	209,895	(11,473)
FFO as adjusted	212,939	219,511	(6,572)
FAD	195,067	190,103	4,964
Net income (loss) applicable to common shares decreased primarily as a result of the following:

•	an increase in impairment charges related to real estate and DFLs during the second quarter of 2019;

•	a reduction in net gain on sales of real estate during the second quarter of 2019;

•
increased depreciation and amortization expense as a result of: (i) assets acquired during 2018 and 2019, (ii) development and redevelopment projects placed into service during 2018 and 2019, and (iii) the conversion of 14 senior housing triple-net assets from a DFL to a RIDEA structure in 2019, partially offset by dispositions of real estate throughout 2018 and 2019; and

•	a reduction in income as a result of: (i) asset sales during 2018 and 2019 and (ii) selling interests into the U.K. JV and MSREI JV during 2018 (see Note 3 to the Consolidated Financial Statements).
The decrease in net income (loss) applicable to common shares was partially offset by:

•	a gain on consolidation related to the acquisition of the outstanding equity interests in a senior housing joint venture in June 2019;

•	a reduction in interest expense as a result of debt repayments during 2018;

•	increased NOI from: (i) 2018 and 2019 acquisitions, (ii) development and redevelopment projects placed in service during 2018 and 2019, and (iii) new leasing activity during 2018 and 2019; and

•	a casualty-related gain recognized in the second quarter of 2019 as a result of insurance proceeds received related to hurricanes in 2017.
NAREIT FFO decreased primarily as a result of the aforementioned events impacting net income (loss) applicable to common shares, except for the following, which are excluded from NAREIT FFO:

•	depreciation and amortization expense;

•	impairments of real estate;

•	net gain on sales of real estate; and

•	gain on consolidation of real estate.
FFO as adjusted decreased primarily as a result of the aforementioned events impacting NAREIT FFO, except for the following, which is excluded from FFO as adjusted:

•	impairments of DFLs; and

•	casualty-related gains.
FAD increased primarily as a result of increased non-refundable entrance fees from our CCRC JV and lower FAD capital expenditures during the second quarter of 2019, partially offset by the aforementioned events impacting FFO as adjusted.

Six Months Ended June 30, 2019 and 2018
The following table summarizes results for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Net income (loss) applicable to common shares	$47,036	$129,322	$(82,286)
NAREIT FFO	404,455	429,328	(24,873)
FFO as adjusted	424,961	446,861	(21,900)
FAD	386,536	391,834	(5,298)
Net income (loss) applicable to common shares decreased primarily as a result of the following:

•	an increase in impairment charges related to real estate and DFLs during the first half of 2019;

•	a reduction in net gain on sales of real estate during the first half of 2019;

•	a reduction in NOI in our SHOP segment, primarily as a result of occupancy declines and higher labor costs;

•
increased depreciation and amortization expense as a result of: (i) assets acquired during 2018 and 2019, (ii) development and redevelopment projects placed into service during 2018 and 2019, and (iii) the conversion of 14 senior housing triple-net assets from a DFL to a RIDEA structure in 2019, partially offset by dispositions of real estate throughout 2018 and 2019; and

•	a reduction in income as a result of: (i) asset sales during 2018 and 2019 and (ii) selling interests into the U.K. JV and MSREI JV during 2018 (see Note 3 to the Consolidated Financial Statements).
The decrease in net income (loss) applicable to common shares was partially offset by:

•
a one-time loss on consolidation of seven care homes in the U.K. during the first quarter of 2018 and a one-time gain on consolidation related to the acquisition of the outstanding equity interests in a senior housing joint venture in June 2019;

•	a reduction in interest expense as a result of debt repayments and a lower average balance under our revolving credit facility;

•	increased NOI from: (i) 2018 and 2019 acquisitions, (ii) development and redevelopment projects placed in service during 2018 and 2019, and (iii) new leasing activity during 2018 and 2019;

•	a casualty-related gain recognized in the second quarter of 2019 as a result of insurance proceeds received related to hurricanes in 2017; and

•	a reduction in severance and related charges.
NAREIT FFO decreased primarily as a result of the aforementioned events impacting net income (loss) applicable to common shares, except for the following, which are excluded from NAREIT FFO:

•	depreciation and amortization expense;

•	impairments of real estate;

•	net gain on sales of real estate; and

•	gains and losses on consolidation of real estate.
FFO as adjusted decreased primarily as a result of the aforementioned events impacting NAREIT FFO, except for the following, which is excluded from FFO as adjusted:

•	impairments of DFLs;

•	casualty-related gains; and

•	severance and related charges.
FAD decreased primarily as a result of the aforementioned events impacting FFO as adjusted, except for the impact of straight-line rents, which is excluded from FAD. The decrease in FAD was partially offset by increased non-refundable entrance fees from our CCRC JV and lower FAD capital expenditures during the first half of 2019.

Segment Analysis
The following tables provide selected operating information for our SPP and total property portfolio for each of our business segments. Our SPP for the three months ended June 30, 2019 consists of 487 properties representing properties acquired or placed in service and stabilized on or prior to April 1, 2018 and that remained in operation under a consistent reporting structure through June 30, 2019. Our SPP for the six months ended June 30, 2019 consists of 478 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2018 and that remained in operation under a consistent reporting structure through June 30, 2019. Our total property portfolio consists of 647 and 673 properties at June 30, 2019 and 2018, respectively.
Senior Housing Triple-Net

The following table summarizes results at and for the three months ended June 30, 2019 and 2018 (dollars in thousands, except per unit data):

	SPP			Total Portfolio(1)
	Three Months Ended June 30,			Three Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Real estate revenues(2)	$46,630	$45,730	$900	$49,866	$70,713	$(20,847)
Operating expenses	(80)	(65)	(15)	(866)	(791)	(75)
NOI	46,550	45,665	885	49,000	69,922	(20,922)
Adjustments to NOI	331	(193)	524	4,807	1,006	3,801
Adjusted NOI	$46,881	$45,472	$1,409	53,807	70,928	(17,121)
Less: non-SPP adjusted NOI				(6,926)	(25,456)	18,530
SPP adjusted NOI				$46,881	$45,472	$1,409
Adjusted NOI % change			3.1%
Property count(3)	103	103		105	169
Average capacity (units)(4)	11,040	11,044		12,474	17,535
Average annual rent per unit	$17,015	$16,493		$17,532	$16,360
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)	Represents rental and related revenues and income from DFLs.

(3)
From our 2018 presentation of SPP, we removed 2 senior housing triple-net properties that were sold, 2 senior housing triple-net properties that were classified as held for sale, and 51 senior housing triple-net properties that were transitioned to SHOP.

(4)	Represents average capacity as reported by the respective tenants or operators for the three-month period.
SPP NOI and Adjusted NOI increased primarily as a result of annual rent escalations.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the following Non-SPP impacts:

•	the transfer of 12 and 39 senior housing triple-net facilities to our SHOP segment during 2018 and 2019, respectively, and

•	senior housing triple-net facilities sold during 2018 and 2019.
The decrease in Total Portfolio NOI and Adjusted NOI is partially offset by the aforementioned increases to SPP.

The following table summarizes results at and for the six months ended June 30, 2019 and 2018 (dollars in thousands, except per unit data):

	SPP			Total Portfolio(1)
	Six Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Real estate revenues(2)	$92,547	$91,586	$961	$108,758	$145,003	$(36,245)
Operating expenses	(159)	(148)	(11)	(1,859)	(1,837)	(22)
NOI	92,388	91,438	950	106,899	143,166	(36,267)
Adjustments to NOI	(1,822)	(3,282)	1,460	5,371	(858)	6,229
Adjusted NOI	$90,566	$88,156	$2,410	112,270	142,308	(30,038)
Less: non-SPP adjusted NOI				(21,704)	(54,152)	32,448
SPP adjusted NOI				$90,566	$88,156	$2,410
Adjusted NOI % change			2.7%
Property count(3)	103	103		105	169
Average capacity (units)(4)	11,038	11,044		13,543	17,930
Average annual rent per unit	$16,439	$15,991		$16,854	$16,079
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)	Represents rental and related revenues and income from DFLs.

(3)
From our 2018 presentation of SPP, we removed 2 senior housing triple-net properties that were sold, 2 senior housing triple-net properties that were classified as held for sale, and 51 senior housing triple-net properties that were transitioned to SHOP.

(4)	Represents average capacity as reported by the respective tenants or operators for the three-month period.
SPP NOI and Adjusted NOI increased primarily as a result of annual rent escalations.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the following Non-SPP impacts:

•	the transfer of 22 and 39 senior housing triple-net facilities to our SHOP segment during 2018 and 2019, respectively, and

•	senior housing triple-net facilities sold during 2018 and 2019.
The decrease in Total Portfolio NOI and Adjusted NOI is partially offset by the aforementioned increases to SPP.

Senior Housing Operating Portfolio

The following table summarizes results at and for the three months ended June 30, 2019 and 2018 (dollars in thousands, except per unit data):

	SPP			Total Portfolio(1)
	Three Months Ended June 30,			Three Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Resident fees and services	$62,042	$61,656	$386	$177,001	$138,352	$38,649
Operating expenses	(41,572)	(41,074)	(498)	(137,460)	(101,767)	(35,693)
NOI	20,470	20,582	(112)	39,541	36,585	2,956
Adjustments to NOI	80	461	(381)	841	(124)	965
Adjusted NOI	$20,550	$21,043	$(493)	40,382	36,461	3,921
Less: non-SPP adjusted NOI				(19,832)	(15,418)	(4,414)
SPP adjusted NOI				$20,550	$21,043	$(493)
Adjusted NOI % change			(2.3)%
Property count(2)	39	39		135	102
Average capacity (units)(3)	5,438	5,438		14,590	13,315
Average annual rent per unit	$45,789	$45,303		$48,835	$41,066
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)
From our 2018 presentation of SPP, we removed four SHOP properties that were sold, nine SHOP properties that were classified as held for sale, and seven SHOP properties that were placed in redevelopment.

(3)	Represents average capacity as reported by the respective tenants or operators for the three-month period.
SPP NOI and Adjusted NOI decreased primarily as a result of the following:

•	occupancy declines and higher labor costs; partially offset by

•	increased rates for resident fees.
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the following Non-SPP impacts:

•	increased NOI from (i) 2019 acquisitions and (ii) the transfer of 12 and 39 senior housing triple-net assets to our SHOP segment during 2018 and 2019, respectively; partially offset by

•	decreased NOI from assets sold in 2018 and 2019.
Additionally, the increase in Total Portfolio NOI and Adjusted NOI is partially offset by the aforementioned increases to SPP

The following table summarizes results at and for the six months ended June 30, 2019 and 2018 (dollars in thousands, except per unit data):

	SPP			Total Portfolio(1)
	Six Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Resident fees and services	$119,350	$119,110	$240	$303,182	$283,022	$20,160
Operating expenses	(79,888)	(78,185)	(1,703)	(234,407)	(203,513)	(30,894)
NOI	39,462	40,925	(1,463)	68,775	79,509	(10,734)
Adjustments to NOI	327	657	(330)	1,993	(1,732)	3,725
Adjusted NOI	$39,789	$41,582	$(1,793)	70,768	77,777	(7,009)
Less: non-SPP adjusted NOI				(30,979)	(36,195)	5,216
SPP adjusted NOI				$39,789	$41,582	$(1,793)
Adjusted NOI % change			(4.3)%
Property count(2)	38	38		135	102
Average capacity (units)(3)	5,257	5,258		13,663	13,056
Average annual rent per unit	$45,653	$45,087		$44,686	$42,742
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)
From our 2018 presentation of SPP, we removed four SHOP properties that were sold, nine SHOP properties that were classified as held for sale, and seven SHOP properties that were placed in redevelopment.

(3)	Represents average capacity as reported by the respective tenants or operators for the six-month period.
SPP NOI and Adjusted NOI decreased primarily as a result of the following:

•	occupancy declines and higher labor costs; partially offset by

•	increased rates for resident fees.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the aforementioned impacts to SPP and the following Non-SPP impacts:

•	decreased NOI from assets sold in 2018 and 2019; partially offset by

•	increased NOI from (i) 2019 acquisitions and (ii) the transfer of 22 and 39 senior housing triple-net assets to our SHOP segment during 2018 and 2019, respectively.

Life Science

The following table summarizes results at and for the three months ended June 30, 2019 and 2018 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Rental and related revenues	$76,519	$70,924	$5,595	$107,596	$101,031	$6,565
Operating expenses	(18,007)	(16,441)	(1,566)	(25,480)	(22,732)	(2,748)
NOI	58,512	54,483	4,029	82,116	78,299	3,817
Adjustments to NOI	(1,520)	(745)	(775)	(7,614)	(2,233)	(5,381)
Adjusted NOI	$56,992	$53,738	$3,254	74,502	76,066	(1,564)
Less: non-SPP adjusted NOI				(17,510)	(22,328)	4,818
SPP adjusted NOI				$56,992	$53,738	$3,254
Adjusted NOI % change			6.1%
Property count(1)	95	95		126	133
Average occupancy	95.5%	94.4%		96.3%	94.2%
Average occupied square feet	5,557	5,495		7,010	7,333
Average annual total revenues per occupied square foot	$54	$51		$57	$54
Average annual base rent per occupied square foot(2)	$43	$41		$45	$44
_______________________________________

(1)
From our 2018 presentation of SPP, we removed 13 life science facilities that were sold, 4 life science facilities that were placed in redevelopment, and 1 life science facility related to a casualty event.

(2)
Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and deferred revenues).

SPP NOI and Adjusted NOI increased primarily as a result of the following:

•	mark-to-market lease renewals;

•	increased occupancy;

•	new leasing activity; and

•	specific to adjusted NOI, annual rent escalations.
Total Portfolio NOI increased primarily as a result of a lease termination fee received in 2019 and the net impact to Total Portfolio Adjusted NOI discussed below.
Total Portfolio Adjusted NOI decreased primarily as a result of the following Non-SPP impacts:

•	decreased NOI from (i) facilities sales in 2018 and 2019 and (ii) the placement of facilities into redevelopment in 2018 and 2019; partially offset by

•	increased NOI from (i) increased occupancy in developments and redevelopments placed into service in 2018 and 2019 and (ii) acquisitions in 2019.

The following table summarizes results at and for the six months ended June 30, 2019 and 2018 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Rental and related revenues	$145,929	$136,125	$9,804	$202,068	$200,653	$1,415
Operating expenses	(33,691)	(31,109)	(2,582)	(47,472)	(44,541)	(2,931)
NOI	112,238	105,016	7,222	154,596	156,112	(1,516)
Adjustments to NOI	(1,926)	(1,400)	(526)	(10,091)	(5,984)	(4,107)
Adjusted NOI	$110,312	$103,616	$6,696	144,505	150,128	(5,623)
Less: non-SPP adjusted NOI				(34,193)	(46,512)	12,319
SPP adjusted NOI				$110,312	$103,616	$6,696
Adjusted NOI % change			6.5%
Property count(1)	94	94		126	133
Average occupancy	95.7%	94.0%		96.4%	93.9%
Average occupied square feet	5,458	5,362		6,833	7,311
Average annual total revenues per occupied square foot	$53	$50		$56	$53
Average annual base rent per occupied square foot(2)	$42	$41		$45	$43
_______________________________________

(1)	From our 2018 presentation of SPP, we removed 13 life science facilities that were sold, 4 life science facilities that were placed in redevelopment, and 1 related to a casualty event.

(2)
Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and deferred revenues).

SPP NOI and Adjusted NOI increased primarily as a result of the following:

•	mark-to-market lease renewals;

•	increased occupancy;

•	new leasing activity; and

•	specific to adjusted NOI, annual rent escalations.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the following Non-SPP impacts:

•	decreased NOI from: (i) facilities sales in 2018 and 2019 and (ii) the placement of facilities into redevelopment in 2018 and 2019; partially offset by

•	increased NOI from: (i) increased occupancy in developments and redevelopments placed into service in 2018 and 2019, and (ii) acquisitions in 2019.
The decrease in Total Portfolio NOI and Adjusted NOI is partially offset by the aforementioned increases to SPP.

Medical Office

The following table summarizes results at and for the three months ended June 30, 2019 and 2018 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Rental and related revenues	$126,653	$123,887	$2,766	$141,927	$134,574	$7,353
Operating expenses	(44,059)	(43,320)	(739)	(50,176)	(48,528)	(1,648)
NOI	82,594	80,567	2,027	91,751	86,046	5,705
Adjustments to NOI	(773)	(1,771)	998	(1,203)	(1,831)	628
Adjusted NOI	$81,821	$78,796	$3,025	90,548	84,215	6,333
Less: non-SPP adjusted NOI				(8,727)	(5,419)	(3,308)
SPP adjusted NOI				$81,821	$78,796	$3,025
Adjusted NOI % change			3.8%
Property count(1)	237	237		268	256
Average occupancy	92.4%	92.4%		91.7%	92.4%
Average occupied square feet	17,348	17,317		19,078	18,335
Average annual total revenues per occupied square foot	$29	$28		$29	$29
Average annual base rent per occupied square foot(2)	$24	$23		$25	$24
_______________________________________

(1)	From our 2018 presentation of SPP, we removed eight MOBs that were sold, four MOBs that were classified as held for sale, and two MOBs that were placed into redevelopment.

(2)
Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and deferred revenues).

SPP NOI and Adjusted NOI increased primarily as a result:

•	mark-to-market lease renewals;

•	new leasing activity;

•	an increase in percentage-based rents; and

•	specific to adjusted NOI, annual rent escalations.
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following Non-SPP impacts:

•	increased NOI from 2018 and 2019 acquisitions; and

•	increased occupancy in former redevelopment and development properties that have been placed into service; partially offset by

•	decreased NOI from MOB sales during 2018 and 2019.

The following table summarizes results at and for the six months ended June 30, 2019 and 2018 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Rental and related revenues	$241,021	$234,856	$6,165	$284,122	$267,794	$16,328
Operating expenses	(81,446)	(80,368)	(1,078)	(99,163)	(96,406)	(2,757)
NOI	159,575	154,488	5,087	184,959	171,388	13,571
Adjustments to NOI	(2,079)	(3,289)	1,210	(2,974)	(3,764)	790
Adjusted NOI	$157,496	$151,199	$6,297	181,985	167,624	14,361
Less: non-SPP adjusted NOI				(24,489)	(16,425)	(8,064)
SPP adjusted NOI				$157,496	$151,199	$6,297
Adjusted NOI % change			4.2%
Property count(1)	230	230		268	256
Average occupancy	92.9%	93.1%		91.9%	92.4%
Average occupied square feet	16,578	16,569		19,091	18,339
Average annual total revenues per occupied square foot	$29	$28		$29	$29
Average annual base rent per occupied square foot(2)	$24	$23		$25	$24
_______________________________________

(1)	From our 2018 presentation of SPP, we removed eight MOBs that were sold, four MOBs that were classified as held for sale, and two MOBs that were placed into redevelopment.

(2)
Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and deferred revenues).

SPP NOI and Adjusted NOI increased primarily as a result:

•	mark-to-market lease renewals;

•	new leasing activity;

•	an increase in percentage-based rents; and

•	specific to adjusted NOI, annual rent escalations of annual rent escalations.
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following Non-SPP impacts:

•	increased NOI from 2018 and 2019 acquisitions; and

•	increased occupancy in former redevelopment and development properties that have been placed into service; partially offset by

•	decreased NOI from MOB sales during 2018 and 2019.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Interest income	$2,414	$1,447	$967	$4,127	$7,812	$(3,685)
Interest expense	56,942	73,038	(16,096)	106,269	148,140	(41,871)
Depreciation and amortization	165,296	143,292	22,004	297,247	286,542	10,705
General and administrative	27,120	22,514	4,606	48,475	51,689	(3,214)
Transaction costs	1,337	2,404	(1,067)	5,855	4,599	1,256
Impairments (recoveries), net	68,538	13,912	54,626	77,396	13,912	63,484
Gain (loss) on sales of real estate, net	11,448	46,064	(34,616)	19,492	66,879	(47,387)
Loss on debt extinguishments	(1,135)	—	(1,135)	(1,135)	—	(1,135)
Other income (expense), net	21,008	1,786	19,222	24,141	(38,621)	62,762
Income tax benefit (expense)	1,864	4,654	(2,790)	5,322	9,990	(4,668)
Equity income (loss) from unconsolidated joint ventures	(1,506)	(101)	(1,405)	(2,369)	469	(2,838)
Noncontrolling interests’ share in earnings	(3,617)	(2,986)	(631)	(7,137)	(5,991)	(1,146)
Interest income
Interest income decreased for the six months ended June 30, 2019 primarily as a result of: (i) the conversion of a bridge loan into real estate during the first quarter of 2018 and (ii) the paydown of a participating development loan during the first quarter of 2018, partially offset by increased funding of a new participating development loan during the second half of 2018 and first half of 2019.
Interest expense
Interest expense decreased for the three and six months ended June 30, 2019 as a result of senior unsecured notes and term loan repayments during 2018. Interest expense for the six months June 30, 2019 was further reduced by a lower average balance under our revolving credit facility.
Depreciation and amortization expense
Depreciation and amortization expense increased for the three and six months ended June 30, 2019 primarily as a result of: (i) assets acquired during 2018 and 2019, (ii) the conversion of 14 senior housing triple-net assets from a DFL to a RIDEA structure in 2019, and (iii) development and redevelopment projects placed into service during 2018 and 2019 (primarily in our life science and medical office segments), partially offset by dispositions of real estate throughout 2018 and 2019 (including selling interests into the U.K. JV in 2018).
General and administrative expenses
General and administrative expenses increased for the three months ended June 30, 2019 primarily as a result of increased severances and related charges. General and administrative expenses decreased for the six months ended June 30, 2019 primarily as a result of a reduction in severance and related charges (the six months ended June 30, 2018 included charges related to the departure of our former Executive Chairman in March 2018).
Impairments (recoveries), net
Impairments (recoveries), net increased for the three and six months ended June 30, 2019 as a result of an increased number of assets being classified as held-for-sale at June 30, 2019 and therefore written down to their expected sales price less estimated costs to sell (see Note 3 to the Consolidated Financial Statements for additional information).

Gain (loss) on sales of real estate, net
During the three months ended June 30, 2019, we sold: (i) one SHOP asset for $14 million, (ii) five MOBs for $15 million, and (iii) one life science facility for $7 million, resulting in total gain on sales of $11 million. During the six months ended June 30, 2019, we sold: (i) 10 SHOP assets for $82 million, (ii) 2 senior housing triple-net assets for $26 million, (iii) 5 MOBs for $15 million, (iv) 1 life science facility for $7 million, and (v) 1 undeveloped life science land parcel for $35 million, resulting in total net gain on sales of $19 million.
During the three months ended June 30, 2018, we sold eight SHOP facilities, two senior housing triple-net assets, our remaining interest in RIDEA II, and a 51% interest in our U.K. Portfolio and recognized total net gain on sales of real estate of $46 million. During the six months ended June 30, 2018, we sold 10 SHOP facilities, 2 senior housing triple-net assets, our remaining interest in RIDEA II, and a 51% interest in our U.K. Portfolio and recognized total net gain on sales of real estate of $67 million.
Other income (expense), net
Other income (expense), net, increased for the three months ended June 30, 2019 primarily as a result of a gain on consolidation related to the acquisition of the outstanding equity interests in a senior housing joint venture in June 2019 and a casualty-related gain recognized in the second quarter of 2019 related to hurricanes in 2017. Additionally, other income (expense), net for the six months ended June 30, 2019 increased as a result of a loss on consolidation of seven U.K. care homes in March 2018 (see Note 14 to the Consolidated Financial Statements for additional information).
Income tax benefit (expense)
Income tax benefit decreased for the three and six months ended June 30, 2019 primarily as a result of the tax benefit from the loss on consolidation of seven U.K. care homes in March 2018 and the tax expense from the gain on consolidation related to the acquisition of the outstanding equity interests in a senior housing joint venture in June 2019.
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
Our principal investing needs for the next 12 months are to:

•	fund capital expenditures, including tenant improvements and leasing costs and

•	fund future acquisition, transactional and development activities.
We anticipate satisfying these future investing needs using one or more of the following:

•	cash flow from operations;

•	sale or exchange of ownership interests in properties;

•	draws on our credit facilities;

•	issuance of additional debt, including unsecured notes and mortgage debt; and/or

•	issuance of common or preferred stock.
Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our revolving line of credit and term loan facilities accrue interest at a rate per annum equal to LIBOR plus a margin that depends upon our credit ratings. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. At July 30, 2019, we had senior unsecured credit ratings of Baa1 from Moody’s, BBB+ from S&P Global and BBB from Fitch.

Cash Flow Summary
The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Net cash provided by (used in) operating activities	$380,560	$439,674	$(59,114)
Net cash provided by (used in) investing activities	(1,088,977)	491,768	(1,580,745)
Net cash provided by (used in) financing activities	724,658	(891,740)	1,616,398
Operating Cash Flows
The decrease in operating cash flow is primarily the result of a reduction in income related to (i) dispositions during 2018 and 2019 and (ii) occupancy declines and higher labor costs within our SHOP segment, as well as the timing of payments to satisfy accounts payable and accrued liabilities. The decrease in operating cash flow is partially offset by: (i) 2018 and 2019 acquisitions, (ii) annual rent increases, (iii) new leasing activity, (iv) developments and redevelopments placed in service during 2018 and 2019, and (v) decreased interest paid as a result of debt repayments during 2018. Our cash flow from operations is dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors.
Investing Cash Flows
The following are significant investing activities for the six months ended June 30, 2019:

•	made investments of $1.3 billion primarily related to the acquisition, development, and redevelopment of real estate and

•	received net proceeds of $179 million primarily from sales of real estate assets.
The following are significant investing activities for the six months ended June 30, 2018:

•	received net proceeds of $803 million primarily from the sale of our RIDEA II, Tandem Mezzanine Loan, and other real estate and

•	made investments of $311 million primarily for the development of real estate.
Financing Cash Flows
The following are significant financing activities for the six months ended June 30, 2019:

•	made net borrowings of $695 million under our bank line of credit, term loan, and mortgage debt;

•	Issued common stock of $407 million; and

•	paid cash dividends on common stock of $355 million.
The following are significant financing activities for the six months ended June 30, 2018:

•	made net repayments of $470 million under our bank line of credit;

•	paid cash dividends on common stock of $348 million; and

•	paid $63 million to purchase Brookdale’s noncontrolling interest in RIDEA I.

Debt
Bank Line of Credit and Term Loans
In May 2019, we entered into the Revolving Facility, a new $2.5 billion unsecured revolving line of credit facility maturing on May 23, 2023. The Revolving Facility contains two, six-month extension options, subject to certain customary conditions. Additionally, in May 2019, we entered into the 2019 Term Loan, a new $250 million unsecured term loan facility, which we borrowed the full $250 million capacity of in June 2019. The 2019 Term Loan matures on May 23, 2024. The Facilities include a feature that allows us to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments.
Senior Unsecured Notes
On July 5, 2019, we completed a public offering of $650 million aggregate principal amount of 3.25% senior unsecured notes due 2026 and $650 million aggregate principal amount of 3.50% senior unsecured notes due 2029 (the “Notes”).
Using the net proceeds from the Notes offering, we: (i) redeemed all of our $800 million 2020 Notes, (ii) repurchased $250 million aggregate principal amount of our 2023 Notes, and (iii) repurchased $250 million aggregate principal amount of our 2022 Notes.
See Note 8 to the Consolidated Financial Statements for additional information about our outstanding debt.
Approximately 87% and 90% of our consolidated debt, inclusive of $42 million and $43 million of variable rate debt swapped to fixed through interest rate swaps, was fixed rate debt as of June 30, 2019 and 2018, respectively. At June 30, 2019, our fixed rate debt and variable rate debt had weighted average interest rates of 4.04% and 3.31%, respectively. At June 30, 2018, our fixed rate debt and variable rate debt had weighted average interest rates of 4.20% and 2.71%, respectively. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
Equity
At June 30, 2019, we had 491 million shares of common stock outstanding, equity totaled $6.6 billion, and our equity securities had a market value of $15.9 billion.
At June 30, 2019, non-managing members held an aggregate of 4 million units in six limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At June 30, 2019, the DownREIT units were convertible into 7 million shares of our common stock.
At-The-Market Program
In February 2019, we terminated our 2018 ATM Program and concurrently established our 2019 ATM Program. In addition to the issuance and sale of shares of our common stock, we may also enter into one or more forward sales agreements with sales agents for the sale of our shares of common stock under our 2019 ATM Program.
At June 30, 2019, we had 8.1 million shares outstanding under forward contracts under the 2019 ATM Program, with a weighted average net price of $31.35 per share, after commissions. At June 30, 2019, approximately $378 million of our common stock remained available for sale under the 2019 ATM Program, after giving effect to equity issued directly and pursuant to forward sale contracts as described in Note 10 to the Consolidated Financial Statements. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any of the remaining shares under our at-the-market program.
Subsequent to June 30, 2019, we utilized the forward provisions under the 2019 ATM Program to allow for the sale of up to an additional 1.2 million shares of our common stock at an initial weighted average net price of $31.10 per share, after commissions.
See Note 10 to the Consolidated Financial Statements for additional information about our 2019 ATM Program, including with respect to equity sales during the three and six months ended June 30, 2019.
2018 Forward Equity Offering
In December 2018, we entered into a forward sales agreement to sell up to an aggregate of 15.25 million shares of our common stock (including shares issued through the exercise of underwriters’ options) at an initial net price of $28.60 per share, after underwriting discounts and commissions. The agreement has a one year term and expires on December 13, 2019 during which time we may settle the forward sales agreement by delivery of physical shares of common stock to the forward seller or, at the our election, by settling in cash or net shares. The forward sale price that we expect to receive upon settlement of the agreement will be the initial net price of $28.60 per share, subject to adjustments for: (i) accrued interest, (ii) the forward purchasers’ stock borrowing costs, and (iii) certain fixed price reductions during the term of the agreement. At June 30, 2019, 13.75 million shares remain outstanding under the forward sales agreement.
Shelf Registration
In May 2018, we filed a prospectus with the SEC as part of a registration statement on Form S-3, using an automatic shelf registration process. This shelf registration statement expires in May 2021 and at or prior to such time, we expect to file a new shelf registration statement. Under the “shelf” process, we may sell any combination of the securities described in the prospectus through one or more offerings. The securities described in the prospectus include common stock, preferred stock, depositary shares, debt securities, and warrants.

Contractual Obligations and Off-Balance Sheet Arrangements
Our commitments related to development and redevelopment projects increased by $82 million, to $382 million at June 30, 2019 when compared to December 31, 2018, primarily as a result of additional development and redevelopment projects. There have been no other material changes, outside of the ordinary course of business, to these contractual obligations during the six months ended June 30, 2019.
Our commitments related to debt have materially changed since December 31, 2018 as a result of entering into a new unsecured revolving line of credit facility in May 2019 and the issuance, redemption, and repurchase of senior unsecured notes in July 2019. See Note 8 to the Consolidated Financial Statements for additional information about our debt commitments.
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

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NAREIT FFO, FFO as adjusted and FAD (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) applicable to common shares	$(13,991)	$89,481	$47,036	$129,322
Real estate related depreciation and amortization	165,296	143,292	297,247	286,542
Real estate related depreciation and amortization on unconsolidated joint ventures	15,123	16,162	30,200	33,550
Real estate related depreciation and amortization on noncontrolling interests and other	(5,013)	(1,664)	(9,934)	(4,207)
Other real estate-related depreciation and amortization	1,357	1,268	3,442	2,563
Loss (gain) on sales of real estate, net	(11,448)	(46,064)	(19,492)	(66,879)
Loss (gain) on sales of real estate, net on noncontrolling interests	208	—	208	—
Loss (gain) upon consolidation of real estate, net(1)	(11,501)	—	(11,501)	41,017
Taxes associated with real estate dispositions	—	1,147	—	1,147
Impairments (recoveries) of depreciable real estate, net	58,391	6,273	67,249	6,273
NAREIT FFO applicable to common shares	198,422	209,895	404,455	429,328
Distributions on dilutive convertible units and other	1,484	—	3,279	—
Diluted NAREIT FFO applicable to common shares	$199,906	$209,895	$407,734	$429,328

Weighted average shares outstanding - diluted NAREIT FFO	485,054	469,941	484,435	469,799

Impact of adjustments to NAREIT FFO:
Transaction-related items	$6,435	$1,993	$12,324	$3,934
Other impairments (recoveries) and losses (gains), net(2)	10,147	7,639	10,147	4,341
Severance and related charges(3)	3,728	—	3,728	8,738
Loss on debt extinguishments	1,135	—	1,135	—
Litigation costs (recoveries)	(527)	179	(399)	585
Casualty-related charges (recoveries), net(4)	(6,242)	—	(6,242)	—
Foreign currency remeasurement losses (gains)	(159)	(195)	(187)	(65)
Total adjustments	$14,517	$9,616	$20,506	$17,533

FFO as adjusted applicable to common shares	$212,939	$219,511	$424,961	$446,861
Distributions on dilutive convertible units and other	1,446	(28)	3,226	(45)
Diluted FFO as adjusted applicable to common shares	$214,385	$219,483	$428,187	$446,816

Weighted average shares outstanding - diluted FFO as adjusted	485,054	469,941	484,435	469,799

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
FFO as adjusted applicable to common shares	$212,939	$219,511	$424,961	$446,861
Amortization of deferred compensation(5)	4,308	4,299	7,898	7,719
Amortization of deferred financing costs	2,740	3,355	5,440	6,690
Straight-line rents	(5,695)	(5,793)	(11,940)	(16,479)
FAD capital expenditures	(19,513)	(26,346)	(38,733)	(45,592)
Lease restructure payments	292	303	580	601
CCRC entrance fees(6)	4,845	3,652	8,340	6,679
Deferred income taxes	(3,897)	(5,731)	(7,629)	(7,871)
Other FAD adjustments(7)	(952)	(3,147)	(2,381)	(6,774)
FAD applicable to common shares	195,067	190,103	386,536	391,834
Distributions on dilutive convertible units and other	1,484	—	3,278	—
Diluted FAD applicable to common shares	$196,551	$190,103	$389,814	$391,834

Weighted average shares outstanding - diluted FAD	485,054	469,941	484,435	469,799

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Diluted earnings per common share	$(0.03)	$0.19	$0.10	$0.28
Depreciation and amortization	0.36	0.35	0.66	0.67
Loss (gain) on sales of real estate, net	(0.02)	(0.10)	(0.04)	(0.14)
Loss (gain) upon consolidation of real estate, net(1)	(0.02)	—	(0.02)	0.09
Impairments (recoveries) of depreciable real estate, net	0.12	0.01	0.14	0.01
Diluted NAREIT FFO per common share	$0.41	$0.45	$0.84	$0.91
Transaction-related items	0.01	—	0.02	0.01
Other impairments (recoveries) and losses (gains), net(2)	0.02	0.02	0.02	0.01
Severance and related charges(3)	0.01	—	0.01	0.02
Casualty-related charges (recoveries), net(4)	(0.01)	—	(0.01)	—
Diluted FFO as adjusted per common share	$0.44	$0.47	$0.88	$0.95
_______________________________________

(1)
For the three and six months ended June 30, 2019, represents the gain related to the acquisition of the outstanding equity interests in a previously unconsolidated senior housing joint venture. For the six months ended June 30, 2018, represents the loss on consolidation of seven U.K. care homes.

(2)
For the three and six months ended June 30, 2019, represents the impairment of 13 senior housing triple-net facilities under DFLs recognized as a result of entering into sales agreements. For the three months ended June 30, 2018, represents the impairment of an undeveloped life science land parcel classified as held for sale. For the six months ended June 30, 2018, represents the impairment of an undeveloped life science land parcel classified as held for sale, partially offset by an impairment recovery upon the sale of our Tandem Mezzanine Loan in March 2018.

(3)
For the three and six months ended June 30, 2019, relates to the departure of certain former employees. For the six months ended June 30, 2018, primarily relates to the departure of our former Executive Chairman, which consisted of $6 million of cash severance and $3 million of equity award vestings.

(4)	For the three and six months ended June 30, 2019, represents incremental insurance proceeds received for property damage and other associated costs related to hurricanes in 2017.

(5)
Excludes amounts related to the acceleration of deferred compensation for restricted stock units that vested upon the departure of certain former employees, which have already been excluded from FFO as adjusted in severance and related charges.

(6)	Represents our 49% share of our CCRC JV's non-refundable entrance fees collected in excess of amortization.

(7)
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

Critical Accounting Policies and Recent Accounting Pronouncements
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2018 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements. There have been no significant changes to our critical accounting policies during 2019 other than those resulting from new accounting standards (see Note 2 to the Consolidated Financial Statements).
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
Interest Rate Risk.  At June 30, 2019, our exposure to interest rate risk is primarily on our variable rate debt. At June 30, 2019, $42 million of our variable-rate debt was hedged by interest rate swap transactions. The interest rate swaps are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable-rate debt to fixed interest rates.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. A one percentage point increase or decrease in interest rates would change the fair value of our fixed rate debt by approximately $242 million and $258 million, respectively, and would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance at June 30, 2019, our annual interest expense and interest income would increase by approximately $8 million and $1 million, respectively.
Foreign Currency Risk.  At June 30, 2019, our exposure to foreign currencies primarily relates to U.K. investments in leased real estate and related GBP denominated cash flows. Our foreign currency exposure is partially mitigated through the use of GBP-denominated borrowings. Based solely on our operating results for the three months ended June 30, 2019, including the impact of existing hedging arrangements, if the value of the GBP relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended June 30, 2019, the increase or decrease to our cash flows would not be material.
Market Risk.  We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength, and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At June 30, 2019, both the fair value and carrying value of marketable debt securities was $19 million.

Item 4.  Controls and Procedures
Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.
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
None.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf during the three months ended June 30, 2019.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
April 1-30, 2019	7,678	$29.64	—	—
May 1-31, 2019	23,376	30.13	—	—
June 1-30, 2019	23,135	31.58	—	—
Total	54,189	$30.68	—	—
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

4.1
Eighth Supplemental Indenture, dated as of July 5, 2019, between HCP and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to HCP’s Current Report on Form 8-K filed July 5, 2019).

4.2	Form of 3.250% Senior Notes due 2026 (included in Exhibit 4.1).

4.3	Form of 3.500% Senior Notes due 2029 (included in Exhibit 4.2).

10.1	Amended and Restated Limited Liability Company Agreement of HCP DR California III, LLC, dated as of May 1, 2019.*

10.2
Amended and Restated Credit Agreement, dated as of May 23, 2019, by and among HCP, as borrower, the lenders referred to therein, and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to HCP’s Current Report on Form 8-K filed May 23, 2019).

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

Date: August 1, 2019	HCP, Inc.

(Registrant)

/s/ THOMAS M. HERZOG
Thomas M. Herzog
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PETER A. SCOTT
Peter A. Scott
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)