Form 10-Q
period 2019-09-30
HEALTHPEAK PROPERTIES, INC.
filed 2019-10-31
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 001-08895

Healthpeak Properties, Inc.
(Exact name of registrant as specified in its charter)

Maryland	33-0091377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1920 Main Street, Suite 1200
Irvine, CA 92614
(Address of principal executive offices)
(949) 407-0700
(Registrant’s telephone number, including area code)
HCP, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒
At October 29, 2019, there were 494,934,190 shares of the registrant’s $1.00 par value common stock outstanding.

HEALTHPEAK PROPERTIES, INC.

Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Real estate:
Buildings and improvements	$11,829,835	$10,877,248
Development costs and construction in progress	603,672	537,643
Land	2,017,284	1,637,506
Accumulated depreciation and amortization	(2,915,680)	(2,842,947)
Net real estate	11,535,111	10,209,450
Net investment in direct financing leases	84,604	713,818
Loans receivable, net	137,619	62,998
Investments in and advances to unconsolidated joint ventures	505,245	540,088
Accounts receivable, net of allowance of $7,887 and $5,127	56,991	48,171
Cash and cash equivalents	124,990	110,790
Restricted cash	30,114	29,056
Intangible assets, net	303,722	305,079
Assets held for sale, net	402,741	108,086
Right-of-use asset, net	172,958	—
Other assets, net	656,115	591,017
Total assets	$14,010,210	$12,718,553
LIABILITIES AND EQUITY
Bank line of credit	$737,793	$80,103
Term loan	248,882	—
Senior unsecured notes	5,253,639	5,258,550
Mortgage debt	275,049	138,470
Other debt	85,069	90,785
Intangible liabilities, net	54,913	54,663
Liabilities of assets held for sale, net	35,063	1,125
Lease liability	156,297	—
Accounts payable and accrued liabilities	431,493	391,583
Deferred revenue	208,653	190,683
Total liabilities	7,486,851	6,205,962
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 494,848,212 and 477,496,499 shares issued and outstanding	494,848	477,496
Additional paid-in capital	8,904,765	8,398,847
Cumulative dividends in excess of earnings	(3,461,256)	(2,927,196)
Accumulated other comprehensive income (loss)	(5,223)	(4,708)
Total stockholders' equity	5,933,134	5,944,439
Joint venture partners	384,277	391,401
Non-managing member unitholders	205,948	176,751
Total noncontrolling interests	590,225	568,152
Total equity	6,523,359	6,512,591
Total liabilities and equity	$14,010,210	$12,718,553

See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental and related revenues	$312,600	$303,854	$908,019	$938,446
Resident fees and services	213,040	137,359	517,501	416,947
Income from direct financing leases	9,590	13,573	33,304	40,329
Interest income	2,741	1,236	6,868	9,048
Total revenues	537,971	456,022	1,465,692	1,404,770
Costs and expenses:
Interest expense	61,230	63,486	167,499	211,626
Depreciation and amortization	171,944	132,198	469,191	418,740
Operating	248,069	181,207	630,989	527,625
General and administrative	22,970	23,503	71,445	75,192
Transaction costs	1,319	4,489	7,174	9,088
Impairments (recoveries), net	38,257	5,268	115,653	19,180
Total costs and expenses	543,789	410,151	1,461,951	1,261,451
Other income (expense):
Gain (loss) on sales of real estate, net	(784)	95,332	18,708	162,211
Loss on debt extinguishments	(35,017)	(43,899)	(36,152)	(43,899)
Other income (expense), net	693	1,604	24,834	(37,017)
Total other income (expense), net	(35,108)	53,037	7,390	81,295
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	(40,926)	98,908	11,131	224,614
Income tax benefit (expense)	6,261	4,929	11,583	14,919
Equity income (loss) from unconsolidated joint ventures	(7,643)	(911)	(10,012)	(442)
Net income (loss)	(42,308)	102,926	12,702	239,091
Noncontrolling interests' share in earnings	(3,555)	(3,555)	(10,692)	(9,546)
Net income (loss) attributable to Healthpeak Properties, Inc.	(45,863)	99,371	2,010	229,545
Participating securities' share in earnings	(386)	(425)	(1,223)	(1,278)
Net income (loss) applicable to common shares	$(46,249)	$98,946	$787	$228,267
Earnings per common share:
Basic	$(0.09)	$0.21	$0.00	$0.49
Diluted	$(0.09)	$0.21	$0.00	$0.49
Weighted average shares outstanding:
Basic	491,203	469,867	482,595	469,732
Diluted	491,203	470,118	484,792	469,876
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(42,308)	$102,926	$12,702	$239,091

Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	288	342	483	5,971
Change in Supplemental Executive Retirement Plan obligation and other	69	82	206	264
Foreign currency translation adjustment	(1,121)	(921)	(1,204)	(4,596)
Reclassification adjustment realized in net income (loss)	—	280	—	18,088
Total other comprehensive income (loss)	(764)	(217)	(515)	19,727
Total comprehensive income (loss)	(43,072)	102,709	12,187	258,818
Total comprehensive income (loss) attributable to noncontrolling interests	(3,555)	(3,555)	(10,692)	(9,546)
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$(46,627)	$99,154	$1,495	$249,272
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)

For the three months ended September 30, 2019:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
July 1, 2019	491,109	$491,109	$8,801,037	$(3,233,283)	$(4,459)	$6,054,404	$564,868	$6,619,272
Net income (loss)	—	—	—	(45,863)	—	(45,863)	3,555	(42,308)
Other comprehensive income (loss)	—	—	—	—	(764)	(764)	—	(764)
Issuance of common stock, net	3,703	3,703	98,726	—	—	102,429	—	102,429
Repurchase of common stock	(10)	(10)	(339)	—	—	(349)	—	(349)
Exercise of stock options	46	46	1,170	—	—	1,216	—	1,216
Amortization of deferred compensation	—	—	4,171	—	—	4,171	—	4,171
Common dividends ($0.37 per share)	—	—	—	(182,110)	—	(182,110)	—	(182,110)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,901)	(7,901)
Issuances of noncontrolling interests	—	—	—	—	—	—	29,703	29,703
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—
September 30, 2019	494,848	$494,848	$8,904,765	$(3,461,256)	$(5,223)	$5,933,134	$590,225	$6,523,359

For the three months ended September 30, 2018:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
July 1, 2018	469,830	$469,830	$8,187,385	$(3,509,641)	$(4,080)	$5,143,494	$273,229	$5,416,723
Net income (loss)	—	—	—	99,371	—	99,371	3,555	102,926
Other comprehensive income (loss)	—	—	—	—	(217)	(217)	—	(217)
Issuance of common stock, net	90	90	787	—	—	877	—	877
Repurchase of common stock	(21)	(21)	(543)	—	—	(564)	—	(564)
Exercise of stock options	17	17	359	—	—	376	—	376
Amortization of deferred compensation	—	—	2,880	—	—	2,880	—	2,880
Common dividends ($0.37 per share)	—	—	—	(174,127)	—	(174,127)	—	(174,127)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,458)	(4,458)
Issuances of noncontrolling interests	—	—	—	—	—	—	297,934	297,934
Purchase of noncontrolling interests	—	—	(922)	—	—	(922)	(1,053)	(1,975)
September 30, 2018	$469,916	$469,916	$8,189,946	$(3,584,397)	$(4,297)	$5,071,168	$569,207	$5,640,375

For the nine months ended September 30, 2019:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
December 31, 2018	477,496	$477,496	$8,398,847	$(2,927,196)	$(4,708)	$5,944,439	$568,152	$6,512,591
Impact of adoption of ASU No. 2016-02(1)	—	—	—	590	—	590	—	590
January 1, 2019	477,496	$477,496	$8,398,847	$(2,926,606)	$(4,708)	$5,945,029	$568,152	$6,513,181
Net income (loss)	—	—	—	2,010	—	2,010	10,692	12,702
Other comprehensive income (loss)	—	—	—	—	(515)	(515)	—	(515)
Issuance of common stock, net	17,272	17,272	491,970	—	—	509,242	—	509,242
Conversion of DownREIT units to common stock	184	184	3,890	—	—	4,074	(4,074)	—
Repurchase of common stock	(159)	(159)	(4,772)	—	—	(4,931)	—	(4,931)
Exercise of stock options	55	55	1,380	—	—	1,435	—	1,435
Amortization of deferred compensation	—	—	14,529	—	—	14,529	—	14,529
Common dividends ($1.11 per share)	—	—	—	(536,660)	—	(536,660)	—	(536,660)
Distributions to noncontrolling interests	—	—	—	—	—	—	(17,724)	(17,724)
Issuances of noncontrolling interests	—	—	—	—	—	—	33,318	33,318
Purchase of noncontrolling interests	—	—	(1,079)	—	—	(1,079)	(139)	(1,218)
September 30, 2019	494,848	$494,848	$8,904,765	$(3,461,256)	$(5,223)	$5,933,134	$590,225	$6,523,359

For the nine months ended September 30, 2018:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
December 31, 2017	469,436	$469,436	$8,226,113	$(3,370,520)	$(24,024)	$5,301,005	$293,933	$5,594,938
Impact of adoption of ASU No. 2017-05(2)	—	—	—	79,144	—	79,144	—	79,144
January 1, 2018	469,436	$469,436	$8,226,113	$(3,291,376)	$(24,024)	$5,380,149	$293,933	$5,674,082
Net income (loss)	—	—	—	229,545	—	229,545	9,546	239,091
Other comprehensive income (loss)	—	—	—	—	19,727	19,727	—	19,727
Issuance of common stock, net	601	601	3,709	—	—	4,310	—	4,310
Repurchase of common stock	(138)	(138)	(3,204)	—	—	(3,342)	—	(3,342)
Exercise of stock options	17	17	359	—	—	376	—	376
Amortization of deferred compensation	—	—	13,098	—	—	13,098	—	13,098
Common dividends ($1.11 per share)	—	—	—	(522,566)	—	(522,566)	—	(522,566)
Distributions to noncontrolling interests	—	—	—	—	—	—	(13,924)	(13,924)
Issuances of noncontrolling interests	—	—	—	—	—	—	298,929	298,929
Purchase of noncontrolling interests	—	—	(50,129)	—	—	(50,129)	(19,277)	(69,406)
September 30, 2018	469,916	$469,916	$8,189,946	$(3,584,397)	$(4,297)	$5,071,168	$569,207	$5,640,375
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

See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$12,702	$239,091
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles	469,191	418,740
Amortization of deferred compensation	14,529	13,098
Amortization of deferred financing costs	8,174	9,760
Straight-line rents	(16,220)	(20,888)
Equity loss (income) from unconsolidated joint ventures	10,012	442
Distributions of earnings from unconsolidated joint ventures	12,001	17,519
Deferred income tax expense (benefit)	(14,468)	(12,831)
Impairments (recoveries), net	115,653	19,180
Loss on extinguishment of debt	36,152	43,899
Loss (gain) on sales of real estate, net	(18,708)	(162,211)
Loss (gain) on consolidation, net	(11,481)	41,017
Casualty-related loss (recoveries), net	(4,406)	—
Other non-cash items	(1,157)	(1,033)
Decrease (increase) in accounts receivable and other assets, net	(31,445)	(4,665)
Increase (decrease) in accounts payable, accrued liabilities and deferred revenue	48,072	31,800
Net cash provided by (used in) operating activities	628,601	632,918
Cash flows from investing activities:
Acquisitions of real estate	(1,315,168)	(315,392)
Development and redevelopment of real estate	(441,416)	(341,906)
Leasing costs, tenant improvements, and recurring capital expenditures	(62,840)	(70,237)
Proceeds from sales of real estate, net	165,683	686,222
Contributions to unconsolidated joint ventures	(14,067)	(10,815)
Distributions in excess of earnings from unconsolidated joint ventures	16,166	19,631
Proceeds from insurance recovery	9,359	—
Proceeds from the RIDEA II transaction, net	—	335,709
Proceeds from the U.K. JV transaction, net	—	393,997
Proceeds from sales/principal repayments on debt investments and direct financing leases	274,025	147,435
Investments in loans receivable, direct financing leases and other	(73,256)	(27,110)
Net cash provided by (used in) investing activities	(1,441,514)	817,534
Cash flows from financing activities:
Borrowings under bank line of credit	2,690,000	1,203,000
Repayments under bank line of credit	(2,030,000)	(1,580,668)
Issuance and borrowings of debt, excluding bank line of credit	1,296,607	223,587
Repayments and repurchase of debt, excluding bank line of credit	(1,308,596)	(927,869)
Borrowings under term loan	250,000	—
Payments for debt extinguishment and deferred financing costs	(53,225)	(41,552)
Issuance of common stock and exercise of options	510,677	4,686
Repurchase of common stock	(4,931)	(3,342)
Dividends paid on common stock	(536,660)	(522,566)
Issuance of noncontrolling interests	33,318	298,929
Distributions to and purchase of noncontrolling interests	(18,942)	(78,364)
Net cash provided by (used in) financing activities	828,248	(1,424,159)
Effect of foreign exchanges on cash, cash equivalents and restricted cash	(77)	245
Net increase (decrease) in cash, cash equivalents and restricted cash	15,258	26,538
Cash, cash equivalents and restricted cash, beginning of period	139,846	82,203
Cash, cash equivalents and restricted cash, end of period	$155,104	$108,741
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  Business

Overview
Healthpeak Properties, Inc. (formerly HCP, Inc.), a Standard & Poor’s 500 company, is a Maryland corporation that is organized to qualify as a real estate investment trust (“REIT”) which, together with its consolidated entities (collectively, “Healthpeak” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). HealthpeakTM acquires, develops, leases, owns, and manages healthcare real estate. The Company’s diverse portfolio is comprised of investments in the following reportable healthcare segments: (i) senior housing triple-net; (ii) senior housing operating portfolio (“SHOP”); (iii) life science; and (iv) medical office.
On October 30, 2019, the Company changed its name from HCP, Inc. to Healthpeak Properties, Inc. Common shares of the Company will begin trading on the New York Stock Exchange under the new name and a new ticker symbol, “PEAK”, on November 5, 2019.
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
The consolidated financial statements include the accounts of Healthpeak Properties, Inc., its wholly-owned subsidiaries, joint ventures (“JVs”) and variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).
Recent Accounting Pronouncements
Adopted
Revenue Recognition. Between May 2014 and February 2017, the Financial Accounting Standards Board (“FASB”) issued four ASUs changing the requirements for recognizing and reporting revenue (together, herein referred to as the “Revenue ASUs”): (i) ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), (ii) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), (iii) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), and (iv) ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-12 provides practical expedients and improvements on the previously narrow scope of ASU 2014-09. ASU 2017-05 clarifies the scope of the FASB’s guidance on nonfinancial asset derecognition and aligns the accounting for partial sales of nonfinancial assets and in-substance nonfinancial assets with the guidance in ASU 2014-09. The Company adopted the Revenue ASUs effective January 1, 2018 and utilized a modified retrospective adoption approach, resulting in a cumulative-effect adjustment to equity of $79 million as of January 1, 2018. Under the Revenue ASUs, the Company also elected to utilize a practical expedient which allowed the Company to only reassess contracts that were not completed as of the adoption date, rather than all historical contracts.

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

•	The Company generally expects that the Revenue ASUs will result in certain transactions qualifying as sales of real estate at an earlier date than under historical accounting guidance.
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

In conjunction with reaching the conclusions above, the Company concluded it was appropriate (under ASC 205, Presentation of Financial Statements) to reclassify amounts previously classified as revenue from tenant recoveries (within the senior housing triple-net, life science, and medical office segments) and present them combined with rental and related revenues within the consolidated statements of operations. The Company implemented this change during the fourth quarter of 2018. Included within rental and related revenues for the three and nine months ended September 30, 2018 is $41 million and $117 million, respectively, of tenant recoveries.
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
Other. Effective January 1, 2019, the Company adopted ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The amendments in ASU 2017-12 expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For cash flow and net investment hedges existing at the date of adoption, the Company adopted the amendments in ASU 2017-12 using the modified retrospective approach. For amendments impacting presentation and disclosure, the Company adopted ASU 2017-12 using a prospective approach. The adoption of ASU 2017-12 did not have a material impact to the Company’s consolidated financial position, results of operations, cash flows, or disclosures.
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
NOTE 3.  Master Transactions and Cooperation Agreement with Brookdale

2019 Master Transactions and Cooperation Agreement with Brookdale
In October 2019, the Company and Brookdale Senior Living Inc. (“Brookdale”) entered into a Master Transactions and Cooperation Agreement (the “2019 MTCA”), which includes a series of transactions related to its jointly owned 15-campus continuing care retirement community (“CCRC”) portfolio (the “CCRC JV”) and the portfolio of 43 senior housing properties that Brookdale triple-net leases from the Company.

In connection with the 2019 MTCA, the Company and Brookdale, and certain of their respective subsidiaries, agreed to the following related to the CCRC JV:

•
The Company, which owns a 49% interest in the CCRC JV, agreed to purchase Brookdale’s 51% interest in 13 of the 15 communities in the CCRC JV based on a valuation of $1.06 billion (the “CCRC Acquisition”), inclusive of one community that was added subsequent to executing the MTCA;

•
The management agreements related to the CCRC Acquisition communities will be terminated, with management transitioned (under new management agreements) from Brookdale to Life Care Services LLC (“LCS”) simultaneous with closing the CCRC Acquisition;

•	The Company will pay a $100 million management termination fee to Brookdale upon closing the CCRC Acquisition; and

•	The remaining two CCRCs will be jointly marketed for sale to third parties.
In addition, pursuant to the 2019 MTCA, the Company and Brookdale agreed to the following transactions related to properties that Brookdale triple-net leases from the Company:

•	Brookdale will acquire 18 of the properties from the Company (the “Brookdale Acquisition Assets”) for cash proceeds of $385 million;

•	The Company will terminate the triple-net lease related to one property and transition it to a RIDEA structure with LCS as the manager;

•	The remaining 24 properties will be restructured into a single master lease with 2.4% annual rent escalators and a maturity date of December 31, 2027 (the “2019 Amended Master Lease”);

•
A portion of annual rent (amount in excess of 6.5% of sales proceeds) related to 14 of the 18 Brookdale Acquisition Assets will be reallocated to the remaining properties under the 2019 Amended Master Lease;

•	Upon closing of the Brookdale Acquisition, Brookdale will pay down $20 million of future rent under the 2019 Amended Master Lease; and

•	The Company will provide up to $35 million of capital investment in the 2019 Amended Master Lease properties over a five-year term, which will increase rent by 7% of the amount spent, per annum.
With the exception of the capital investment to be made over the next five years, each of the above transactions, including payment of the $100 million management termination fee, is required to close simultaneous with the other transactions, which the Company expects to occur during the first quarter of 2020.
2017 MTCA with Brookdale
In November 2017, the Company and Brookdale entered into a Master Transactions and Cooperation Agreement (the “2017 MTCA”) to provide the Company with the ability to significantly reduce its concentration of assets leased to and/or managed by Brookdale. In connection with the overall transaction pursuant to the 2017 MTCA, the Company and Brookdale, and certain of their respective subsidiaries, agreed to the following:

•
The Company, which owned 90% of the interests in its RIDEA I and RIDEA III joint ventures with Brookdale at the time the 2017 MTCA was executed, agreed to purchase Brookdale’s 10% noncontrolling interest in each joint venture. At the time the 2017 MTCA was executed, these joint ventures collectively owned and operated 58 independent living, assisted living, memory care, and/or skilled nursing facilities (the “RIDEA Facilities”). The Company completed its acquisitions of the RIDEA III noncontrolling interest for $32 million in December 2017 and the RIDEA I noncontrolling interest for $63 million in March 2018;

•
The Company received the right to sell, or transition to other operators, 32 of the 78 total assets under an Amended and Restated Master Lease and Security Agreement (the “2017 Amended Master Lease”) with Brookdale and 36 of the RIDEA Facilities (and terminate related management agreements with an affiliate of Brookdale without penalty), certain of which were sold during 2018 and 2019 and are included in the disposition transactions discussed in Note 4;

•	The Company provided an aggregate $5 million annual reduction in rent on three assets, effective January 1, 2018; and

•
Brookdale agreed to purchase two of the assets under the 2017 Amended Master Lease for $35 million and four of the RIDEA Facilities for $240 million, all of which were sold in 2018 and are included in the 2018 disposition transactions discussed in Note 4.

Additionally, during 2018, the Company terminated the previous management agreements or leases with Brookdale on 37 assets as contemplated under the 2017 MTCA and completed the transition of 20 SHOP assets and 17 senior housing triple-net assets to other managers.
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
Oakmont Portfolio Acquisitions
In May 2019, the Company acquired three senior housing communities for $113 million and in July 2019, the Company acquired an additional five senior housing communities for $284 million. Both portfolios were acquired from and continue to be operated by Oakmont Senior Living LLC (“Oakmont”). Each portfolio was contributed to a DownREIT joint venture in which the sellers received non-controlling interests in lieu of cash for a portion of the sales price. The Company, as the managing member, consolidates each DownREIT joint venture.
As part of the May and July 2019 Oakmont transactions, the Company assumed $50 million and $112 million, respectively, of secured mortgage debt, both of which were recorded at their relative fair values through asset acquisition accounting.
Sierra Point Towers Acquisition
In June 2019, the Company acquired two life science buildings in South San Francisco, California adjacent to the Company’s The Shore at Sierra Point development, for $245 million.
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
Other
During the nine months ended September 30, 2019, the Company acquired one medical office building (“MOB”) in Kansas for $15 million and one life science building in the Sorrento Mesa submarket of San Diego, California for $16 million.
West Cambridge Acquisition
In August 2019, the Company entered into definitive agreements to acquire one life science building, adjacent to the Company’s existing properties in Cambridge, Massachusetts, for $333 million. The Company made two nonrefundable deposits totaling $33 million upon execution of the purchase and sale agreement, which are recorded in other assets, net on the consolidated balance sheet as of September 30, 2019. The Company expects to close the transaction during the fourth quarter of 2019.

SHOP Joint Venture
In October 2019, the Company entered into a definitive agreement with a sovereign wealth fund to form a new joint venture that will own 19 SHOP assets operated by Brookdale. The Company will own 53.5% of the joint venture and will contribute all 19 assets with an estimated fair value of $790 million. The joint venture partner will own the other 46.5% and will contribute cash of $367 million, which will be immediately distributed to the Company. The transaction is expected to close during the fourth quarter of 2019.
2018 Real Estate Investments
MSREI MOB JV
In August 2018, the Company and Morgan Stanley Real Estate Investment (“MSREI”) formed a joint venture (the “MSREI JV”) to own a portfolio of MOBs for which the Company is a 51% owner and consolidates. To form the joint venture, MSREI contributed cash of $298 million and the Company contributed nine wholly-owned MOBs (the “Contributed Assets”). The Contributed Assets are primarily located in Texas and Florida and were valued at approximately $320 million at the time of contribution. The MSREI JV used substantially all of the cash contributed by MSREI to acquire an additional portfolio of 16 MOBs in Greenville, South Carolina (the “Greenville Portfolio”) for $285 million. Concurrent with acquiring the additional MOBs, the MSREI JV entered into 10-year leases with the anchor tenants in the Greenville Portfolio.
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
Development Activities
As part of the development program with HCA Healthcare, during the nine months ended September 30, 2019, the Company commenced development on four MOBs, three of which will be on-campus.
The Company’s commitments related to development and redevelopment projects increased by $56 million, to $355 million at September 30, 2019, when compared to December 31, 2018, primarily as a result of additional development and redevelopment projects.
In October 2019, as part of the development program with HCA Healthcare, the Company executed development agreements for two additional on-campus MOBs.
Held for Sale
At September 30, 2019, 20 senior housing triple-net facilities (inclusive of 18 facilities being sold to Brookdale under the 2019 MTCA - see Note 3), 6 MOBs, 20 SHOP facilities, and 2 facilities from the other non-reportable segment were classified as held for sale, with an aggregate carrying value of $403 million, primarily comprised of real estate assets of $375 million, net of accumulated depreciation of $192 million. Liabilities of assets held for sale was primarily comprised of mortgage debt and other liabilities at September 30, 2019.
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
During the quarter ended September 30, 2019, the Company sold one MOB for $3 million and one SHOP asset for $7 million, resulting in no material gain or loss on sales.
In October 2019, the Company sold one facility from the other non-reportable segment for $15 million.
2018 Dispositions of Real Estate
Shoreline Technology Center
In November 2018, the Company sold its Shoreline Technology Center life science campus located in Mountain View, California for $1.0 billion and recognized a gain on sale of $726 million.
RIDEA II Sale Transaction
In January 2017, the Company completed the contribution of its ownership interest in RIDEA II to an unconsolidated joint venture owned by Healthpeak and an investor group led by Columbia Pacific Advisors, LLC (“CPA”) (the “Healthpeak/CPA JV”). Also in January 2017, RIDEA II was recapitalized with $602 million of debt, of which $360 million was provided by a third-party and $242 million was provided by the Company. In return for both transaction elements, the Company received combined proceeds of $480 million from the Healthpeak/CPA JV and $242 million in loans receivable and retained an approximately 40% ownership interest in RIDEA II. This transaction resulted in the Company deconsolidating the net assets of RIDEA II and recognizing a net gain on sale of $99 million. Refer to Note 2 for the impact of adopting the Revenue ASUs on January 1, 2018 to the Company’s partial sale of RIDEA II in the first quarter of 2017.
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
In October 2019, the Company entered into a definitive agreement to sell its remaining 49% interest in the U.K. JV (see Note 7).
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

Impairments of Real Estate
2019
During the three months ended September 30, 2019, the Company recognized an aggregate impairment charge of $34 million related to seven SHOP assets, four senior housing triple-net assets, two MOBs, and one other non-reportable asset that are classified as held for sale. The impaired assets were written down from their aggregate carrying value of $124 million to their aggregate fair value less estimated costs to sell of $90 million. Additionally, during the three months ended September 30, 2019, the Company recognized an impairment charge of $4 million related to one MOB that it intends to demolish. The Company expects to re-purpose the land for development.
During the nine months ended September 30, 2019, the Company recognized an aggregate impairment charge of $93 million in conjunction with classifying 4 senior housing triple-net assets, 15 SHOP assets, 2 MOBs, and 1 other non-reportable asset as held for sale and writing their aggregate carrying value of $288 million down to their aggregate fair value less estimated costs to sell of $195 million. During the nine months ended September 30, 2019, the Company also recognized an impairment charge of $4 million related to one MOB that it intends to demolish.
Additionally, during the nine months ended September 30, 2019, the Company recognized a $5 million casualty-related gain, net of deferred tax impacts, as a result of insurance proceeds received for property damage and other associated costs related to hurricanes in 2017. The gain is recorded in other income (expense), net.
Lastly, during the nine months ended September 30, 2019, the Company determined the carrying value of two MOBs that were candidates for potential future sale was no longer recoverable due to the Company’s shortened intended hold period under the held-for-use impairment model. Accordingly, the Company wrote-down the carrying amount of these two assets to their respective fair value, which resulted in an aggregate impairment charge of $9 million.
The fair value of the impaired assets was based on forecasted sales prices, which are considered to be Level 3 measurements within the fair value hierarchy. Forecasted sales prices were determined using a direct capitalization model or a market approach (comparable sales model), which rely on certain assumptions by management, including: (i) property hold periods, (ii) market capitalization rates, (iii) market prices per unit, and (iv) forecasted cash flow streams (lease revenue rates, expense rates, growth rates, etc.). There are inherent uncertainties in making these assumptions. For the Company’s impairment calculations during the nine months ended September 30, 2019, the Company used a range of (i) market capitalization rates ranging from 4.97% to 8.27%, with a weighted average rate of 6.09%, and (ii) prices per unit ranging from $46,000 to $125,000, with a weighted average price of $71,000.
2018
During the three months ended September 30, 2018, in conjunction with classifying three underperforming SHOP assets as held for sale, the Company concluded that the assets were impaired and wrote-down the carrying value of the assets to their fair value less estimated costs to sell. Accordingly, the Company recognized a $5 million impairment charge during the third quarter of 2018.
During the nine months ended September 30, 2018, in conjunction with classifying 16 underperforming SHOP assets and an undeveloped life science land parcel as held for sale, the Company concluded the assets were impaired and wrote-down the carrying value of the assets to their fair value less estimated costs to sell. Accordingly, the Company recognized a $19 million impairment charge during the nine months ended September 30, 2018.
The fair value of the assets impaired in 2018 was based on contractual sales prices, which are considered to be Level 2 measurements within the fair value hierarchy.
NOTE 5.  Leases

Lease Income
The following table summarizes the Company’s lease income (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed income from operating leases	$255,447	$246,148	$730,277	$772,388
Variable income from operating leases	57,153	57,706	177,742	166,058
Interest income from direct financing leases	9,590	13,573	33,304	40,329

Direct Financing Leases
Net investment in DFLs consists of the following (dollars in thousands):

September 30, 2019
Present value of minimum lease payments receivable	$23,316
Present value of estimated residual value	84,604
Less deferred selling profits	(23,316)
Net investment in direct financing leases before allowance	84,604
Allowance for direct financing lease losses	—
Net investment in direct financing leases	$84,604
Properties subject to direct financing leases	2

December 31, 2018
Minimum lease payments receivable	$1,013,976
Estimated residual value	507,484
Less unearned income	(807,642)
Net investment in direct financing leases	$713,818
Properties subject to direct financing leases	29

Direct Financing Lease Internal Ratings
The following table summarizes the Company’s internal ratings for DFLs at September 30, 2019 (dollars in thousands):

	Carrying Amount	Percentage of DFL Portfolio	Internal Ratings
Segment			Performing DFLs	Watch List DFLs	Workout DFLs
Other non-reportable segments	$84,604	100	$84,604	—	—
	$84,604	100	$84,604	$—	$—

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
Direct Financing Lease Sale
During the second quarter of 2019, the Company entered into agreements to sell 13 senior housing facilities under DFLs (the “DFL Sale Portfolio”) for $274 million. Upon entering into the agreements, the Company recognized an allowance for DFL losses and related impairment charge of $10 million to write-down the carrying value of the DFL Sale Portfolio to its fair value. The fair value of the DFL Sale Portfolio was based upon the agreed upon sale price, less estimated costs to sell, which is considered to be a Level 2 measurement within the fair value hierarchy. In conjunction with the entering into agreements to sell the DFL Sale Portfolio, the Company placed the portfolio on nonaccrual status and began recognizing income equal to the amount of cash received.
The Company completed the sale of the DFL Sale Portfolio in September 2019.

The following table summarizes the activity of the DFL Sale Portfolio during the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income from DFLs	$5,412	$5,868	$17,287	$17,420
Cash payments received	5,412	5,634	16,005	15,118

Direct Financing Lease Receivable Maturities
The following table summarizes future minimum lease payments contractually due under DFLs at September 30, 2019 (in thousands):

Year	Amount
2019 (three months)	$4,177
2020	9,554
2021	8,409
2022	1,176
2023	—
2024	—
Thereafter	—
Undiscounted minimum lease payments receivable	23,316
Less: imputed interest	—
Present value of minimum lease payments receivable	$23,316
The following table summarizes future minimum lease payments contractually due under DFLs at December 31, 2018 (in thousands):

Year	Amount
2019	$114,970
2020	63,308
2021	63,687
2022	58,135
2023	58,570
Thereafter	655,306
$1,013,976

Residual Value Risk
Quarterly, the Company reviews the estimated unguaranteed residual value of assets under DFLs to determine if there have been any material changes compared to the prior quarter. As needed, the Company and/or the related tenants will invest necessary funds to maintain the residual value of each asset.

Operating Leases
Future Minimum Rents
The following table summarizes future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under non-cancelable operating leases as of September 30, 2019 (in thousands):

Year	Amount
2019 (three months)	$247,606
2020	996,835
2021	958,669
2022	860,278
2023	782,443
2024	683,528
Thereafter	2,353,307
$6,882,666
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
$6,501,326

Lease Costs
The following tables provide information regarding the Company’s leases to which it is the lessee, such as corporate offices and ground leases (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Expense Information:	2019	2018	2019	2018
Total lease expense(1)	$4,343	$3,947	$12,764	$11,351
_______________________________________

(1)
Lease expense related to corporate assets is included in general and administrative expenses and lease expense related to ground leases is included within operating expenses in the Company’s consolidated statements of operations.

	Nine Months Ended September 30,
Supplemental Cash Flow Information:	2019	2018
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows for operating leases	$10,134	$9,132

ROU asset obtained in exchange for new lease liability:
Operating leases	$4,084	$—

Weighted Average Lease Term and Discount Rate:	September 30, 2019
Weighted average remaining lease term (years):
Operating leases	51

Weighted average discount rate:
Operating leases	4.36%

The following table summarizes future minimum lease payments under non-cancelable ground and other operating leases included in the Company’s lease liability as of September 30, 2019 (in thousands):

Year	Amount
2019 (three months)	$2,391
2020	9,322
2021	8,958
2022	8,770
2023	8,542
2024	6,798
Thereafter	451,675
Undiscounted minimum lease payments included in the lease liability	496,456
Less: imputed interest	(340,159)
Present value of lease liability	$156,297

The following table summarizes future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2018 (in thousands):

Year	Amount
2019	$5,597
2020	5,687
2021	5,776
2022	5,862
2023	5,983
Thereafter	466,130
$495,035

Depreciation Expense
While the Company leases the majority of its property, plant, and equipment to various tenants under operating leases and DFLs, in certain situations, the Company owns and operates certain property, plant, and equipment for general corporate purposes. Corporate assets are recorded within other assets, net within the Company’s consolidated balance sheets and depreciation expense for those assets is recorded in general and administrative expenses in the Company’s consolidated statements of operations. Included within other assets, net as of September 30, 2019 and December 31, 2018 is $3 million and $2 million, respectively, of accumulated depreciation related to corporate assets. Included within general and administrative expenses for the three months ended September 30, 2019 and 2018 is $0.4 million and $0.3 million, respectively, of depreciation expense related to corporate assets. Included within general and administrative expenses for the nine months ended September 30, 2019 and 2018 is $1.3 million and $0.7 million, respectively, of depreciation expense related to corporate assets.

NOTE 6.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	September 30, 2019			December 31, 2018
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine	$—	$25,702	$25,702	$—	$21,013	$21,013
Participating development loans and other(1)	111,942	—	111,942	42,037	—	42,037
Unamortized discounts, fees and costs	—	(25)	(25)	—	(52)	(52)
	$111,942	$25,677	$137,619	$42,037	$20,961	$62,998
_______________________________________

(1)	At September 30, 2019, the Company had $17 million remaining of commitments to fund a $115 million senior living development project.

Loans Receivable Internal Ratings
The following table summarizes the Company’s internal ratings for loans receivable at September 30, 2019 (dollars in thousands):

	Carrying Amount	Percentage of Loan Portfolio	Internal Ratings
Investment Type			Performing Loans	Watch List Loans	Workout Loans
Real estate secured	$111,942	81	$111,942	$—	$—
Other secured	25,677	19	25,677	—	—
	$137,619	100	$137,619	$—	$—

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

NOTE 7.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

			Carrying Amount
			September 30,	December 31,
Entity(1)	Property Count	Ownership %	2019	2018
CCRC JV(2)	15	49	$334,546	$365,764
U.K. JV(3)	68	49	98,692	101,735
MBK JV	5	50	33,814	35,435
Other SHOP JVs(4)	4	41- 90	26,733	25,493
Medical Office JVs(5)	3	20 - 67	9,890	10,160
K&Y JVs(6)	3	80	1,545	1,430
Advances to unconsolidated joint ventures, net			25	71
			$505,245	$540,088
_______________________________________

(1)	These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.

(2)	See Note 3 for discussion of the 2019 MTCA with Brookdale, including the pending acquisition of Brookdale’s interest in the CCRC JV.

(3)	See Note 4 for discussion of the formation of the U.K. JV and the Company’s equity method investment.

(4)
In June 2019, the Company acquired the outstanding equity interests in, and began consolidating, the Vintage Park JV (see Note 4). Remaining unconsolidated SHOP joint ventures (and the Company’s ownership percentage) include: (i) Waldwick JV (85%); (ii) Otay Ranch JV (90%); (iii) MBK Development JV (50%); (iv) Discovery Naples JV (41%); and (v) Discovery Sarasota JV (47%). The Company’s investments in the Discovery Naples JV and the Discovery Sarasota JV are preferred equity investments earning a 10% per annum fixed-rate return.

(5)	Includes three unconsolidated medical office joint ventures (and the Company’s ownership percentage): Ventures IV (20%); Ventures III (30%); and Suburban Properties, LLC (67%).

(6)
At September 30, 2019, includes two unconsolidated joint ventures. At December 31, 2018, includes three unconsolidated joint ventures. In October 2019, the Company sold its interest in one of the unconsolidated joint ventures for $4 million.

CCRC JV. During the third quarter of 2019, the CCRC JV classified one property that Brookdale and the Company committed to sell to a third-party as held for sale in the joint venture’s stand-alone financial statements. In conjunction with classifying the property as held for sale, the CCRC JV recognized an impairment charge of $12 million to reflect the write-down of the property’s previous carrying value to the estimated selling price, less costs to sell. The Company recognized its 49% share of the impairment charge ($6 million) through equity income (loss) from unconsolidated joint ventures during the three months ended September 30, 2019. The second property that Brookdale and the Company intend to sell to a third-party has not been classified as held for sale as an active program to locate a buyer had not been initiated as of September 30, 2019.
Additionally, in October 2019, the Company agreed to acquire Brookdale’s 51% interest in 13 of the 15 communities held by the CCRC JV. Refer to Note 3 for a detailed discussion of the 2019 MTCA with Brookdale.
U.K. JV. In October 2019, the Company entered into a definitive agreement to sell its remaining 49% interest in the U.K. JV for net proceeds of approximately $90 million. Upon sale, which is expected to close during the fourth quarter of 2019, the Company expects to recognize a loss on sale of approximately $8 million (based on exchange rates at the time the agreement was executed). The transaction will complete the Company’s strategic exit from the U.K.

NOTE 8.  Intangibles

Intangible assets primarily consist of lease-up intangibles and above market tenant lease intangibles. Intangible liabilities primarily consist of below market lease intangibles. The following tables summarize the Company’s intangible lease assets and liabilities (in thousands):

Intangible lease assets	September 30, 2019	December 31, 2018
Gross intangible lease assets	$569,059	$556,114
Accumulated depreciation and amortization	(265,337)	(251,035)
Intangible assets, net	$303,722	$305,079

Intangible lease liabilities	September 30, 2019	December 31, 2018
Gross intangible lease liabilities	$91,896	$94,444
Accumulated depreciation and amortization	(36,983)	(39,781)
Intangible liabilities, net	$54,913	$54,663

During the nine months ended September 30, 2019, in conjunction with the Company’s acquisitions of real estate (see Note 4), the Company acquired intangible assets of $120 million and intangible liabilities of $12 million. The intangible assets and intangible liabilities acquired have a weighted average amortization period of 2 years and 6 years, respectively.
On January 1, 2019, in conjunction with the adoption of ASU 2016-12 (see Note 2), the Company reclassified $39 million of intangible assets, net and $6 million of intangible liabilities, net related to above and below market ground leases to right-of-use asset, net.
NOTE 9.  Debt

Bank Line of Credit and Term Loans
On May 23, 2019, the Company executed a $2.5 billion unsecured revolving line of credit facility (the “Revolving Facility”), which matures on May 23, 2023 and contains two, six month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at LIBOR plus a margin that depends on the Company’s credit ratings. The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at September 30, 2019, the margin on the Revolving Facility was 0.825% and the facility fee was 0.15%. At September 30, 2019, the Company had $738 million, including £55 million ($68 million), outstanding under the Revolving Facility, with a weighted average effective interest rate of 3.04%.
In May 2019, the Company also entered into a new $250 million unsecured term loan facility, which the Company fully drew down on June 20, 2019 (the “2019 Term Loan” and, together with the Revolving Facility, the “Facilities”). The 2019 Term Loan matures on May 23, 2024. Based on the Company’s credit ratings at September 30, 2019, the 2019 Term Loan accrues interest at a rate of LIBOR plus 0.90%, with a weighted average effective interest rate of 3.04%.
The Facilities include a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. The Facilities also contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.0 billion. At September 30, 2019, the Company believes it was in compliance with each of these restrictions and requirements of the Facilities.
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

Commercial Paper Program
In September 2019, the Company established an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, unsecured short-term debt securities with varying maturities not in excess of 397 days from the date of issue. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time, with the maximum aggregate face or principal amount outstanding at any one time not exceeding $1.0 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to use its Revolving Facility as a liquidity backstop for the repayment of unsecured short-term debt securities issued under the Commercial Paper Program. As of September 30, 2019, the Company had no borrowings outstanding under the Commercial Paper Program.
As of October 29, 2019, there was a balance of $650 million outstanding under the Commercial Paper Program, with original maturities ranging from three weeks to one month and a weighted average interest rate of 2.15%. The Company primarily utilized amounts borrowed under the Commercial Paper Program to repay amounts previously borrowed under the Revolving Facility.
Senior Unsecured Notes
At September 30, 2019, the Company had senior unsecured notes outstanding with an aggregate principal balance of $5.3 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at September 30, 2019.
The following table summarizes the Company’s senior unsecured notes issuances during the nine months ended September 30, 2019 (dollars in thousands):

Date	Amount	Coupon Rate	Maturity Date
July 5, 2019	$650,000	3.250%	2026
July 5, 2019	$650,000	3.500%	2029
The following table summarizes the Company’s senior unsecured notes payoffs during the nine months ended September 30, 2019 (dollars in thousands):

Date	Amount	Coupon Rate	Maturity Date
July 22, 2019 (1)	$800,000	2.625%	2020
July 8, 2019 (1)	$250,000	4.000%	2022
July 8, 2019 (1)	$250,000	4.250%	2023
_______________________________________

(1)
Upon completing the redemption of the 2.625% senior unsecured notes due February 2020 and repurchasing a portion of the 4.250% senior unsecured notes due 2023 and the 4.000% senior unsecured notes due 2022, the Company recognized a $35 million loss on debt extinguishment.

There were no senior unsecured notes issuances during the year ended December 31, 2018.
The following table summarizes the Company’s senior unsecured notes payoffs during the year ended December 31, 2018 (dollars in thousands):

Date	Amount	Coupon Rate	Maturity Date
July 16, 2018(1)	$700,000	5.375%	2021
November 8, 2018	$450,000	3.750%	2019

_______________________________________

(1)	The Company recorded a $44 million loss on debt extinguishment related to the repurchase of senior notes.

Mortgage Debt
At September 30, 2019, the Company had $262 million in aggregate principal of mortgage debt outstanding (excluding mortgage debt on assets held for sale), which is secured by 17 healthcare facilities with an aggregate carrying value of $523 million.
Mortgage debt generally requires monthly principal and interest payments, is collateralized by real estate assets, and is generally non-recourse. Mortgage debt typically restricts transfer of the encumbered assets, prohibits additional liens, restricts prepayment, requires payment of real estate taxes, requires maintenance of the assets in good condition, requires insurance on the assets, and includes conditions to obtain lender consent to enter into or terminate material leases. Some of the mortgage debt may require tenants or operators to maintain compliance with the applicable leases or operating agreements of such real estate assets.
In May 2019, upon acquiring three senior housing assets from Oakmont, the Company assumed $50 million of secured mortgage debt maturing in 2028 and having a weighted average interest rate of 4.83%. In July 2019, upon acquiring five senior housing assets from Oakmont, the Company assumed an additional $112 million of secured mortgage debt with maturity dates ranging from 2027 to 2033 and a weighted average interest rate of 4.89% (see Note 4).
Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at September 30, 2019 (in thousands):

Year	Bank Line of Credit(1)	Term Loan	Senior Unsecured Notes(2)	Mortgage Debt(3)	Total(4)
2019 (three months)	$—	$—	$—	$1,001	$1,001
2020	—	—	—	4,132	4,132
2021	—	—	—	11,821	11,821
2022	—	—	650,000	3,886	653,886
2023	737,793	—	550,000	4,069	1,291,862
Thereafter	—	250,000	4,100,000	237,175	4,587,175
	737,793	250,000	5,300,000	262,084	6,549,877
(Discounts), premium and debt costs, net	—	(1,118)	(46,361)	12,965	(34,514)
	737,793	248,882	5,253,639	275,049	6,515,363
Debt on assets held for sale(5)	—	—	—	32,594	32,594
	$737,793	$248,882	$5,253,639	$307,643	$6,547,957
_______________________________________

(1)	Includes £55 million translated into USD.

(2)	Effective interest rates on the senior notes ranged from 3.37% to 6.87% with a weighted average effective interest rate of 4.07% and a weighted average maturity of seven years.

(3)
Excluding mortgage debt on assets held for sale, effective interest rates on the mortgage debt ranged from 2.58% to 5.91% with a weighted average effective interest rate of 4.13% and a weighted average maturity of 13 years.

(4)	Excludes $85 million of other debt that have no scheduled maturities.

(5)	Represents mortgage debt on assets held for sale with interest rates that ranged from 3.45% to 6.80% and mature between 2026 and 2044.
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
The Company believes that the plaintiffs lack standing or the lawsuits and demands are without merit, but cannot predict the outcome of these proceedings or reasonably estimate any potential loss at this time. Accordingly, no loss contingency has been recorded for these matters as of September 30, 2019, as the likelihood of loss is not considered probable or estimable.

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
In February 2019, the Company terminated the 2018 ATM Program and established a new ATM Program (the “2019 ATM Program”) pursuant to which shares of common stock having an aggregate gross sales price of up to $1.0 billion may be sold (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. The use of a forward sale agreement allows the Company to lock in a share price on the sale of shares at the time the agreement is effective, but defer receiving the proceeds from the sale of shares until a later date.
ATM Direct Issuances
During the nine months ended September 30, 2019, the Company issued 5.9 million shares of common stock at a weighted average net price of $31.84 per share, after commissions, resulting in net proceeds of $189 million. The Company did not issue any shares of its common stock under the 2019 ATM Program during the three months ended September 30, 2019.
ATM Forward Contracts
During the three and nine months ended September 30, 2019, the Company utilized the forward provisions under the 2019 ATM Program to allow for the sale of up to an aggregate of 1.2 million and 14.8 million shares of its common stock, respectively, at an initial weighted average net price of $31.10 and $31.23 per share, after commissions, respectively.
During the nine months ended September 30, 2019, the Company settled 5.5 million shares at a weighted average net price of $30.91 per share, after commissions, resulting in net proceeds of $171 million. At September 30, 2019, 9.3 million shares remained outstanding under forward contracts, with a weighted average net price of $31.06 per share, after commissions.
At September 30, 2019, approximately $341 million of the Company’s common stock remained available for sale under the 2019 ATM Program.
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
2018 Forward Equity Offering
In December 2018, the Company entered into a forward sales agreement to sell up to an aggregate of 15.25 million shares of its common stock (including shares issued through the exercise of underwriters’ options) at an initial net price of $28.60 per share, after underwriting discounts and commissions. The agreement has a one year term that expires on December 13, 2019 during which time the Company may settle the forward sales agreement by delivery of physical shares of common stock to the forward seller or, at the Company’s election, by settling in cash or net shares. The forward sale price that the Company expects to receive upon settlement of the agreement will be the initial net price of $28.60 per share, subject to adjustments for: (i) accrued interest, (ii) the forward purchasers’ stock borrowing costs, and (iii) certain fixed price reductions during the term of the agreement. During the three and nine months ended September 30, 2019, the Company settled 3.6 million and 5.1 million shares, respectively, under the forward sales agreement at a weighted average net price of $27.85 and $27.93 per share, respectively, resulting in net proceeds of $100 million and $142 million, respectively. At September 30, 2019, 10.15 million shares remained outstanding under the forward sales agreement.
In December 2018, contemporaneous with the forward equity offering discussed above, the Company completed an offering of 2 million shares of common stock at a net price of $28.60 per share, resulting in net proceeds of $57 million.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	September 30, 2019	December 31, 2018
Cumulative foreign currency translation adjustment(1)	$(2,887)	$(1,683)
Unrealized gains (losses) on derivatives, net	16	(467)
Supplemental Executive Retirement plan minimum liability and other	(2,352)	(2,558)
Total accumulated other comprehensive income (loss)	$(5,223)	$(4,708)

_______________________________________

(1)	See Note 4 for a discussion of the U.K. JV transaction.
NOTE 12.  Segment Disclosures

The Company evaluates its business and allocates resources based on its reportable business segments: (i) senior housing triple-net, (ii) SHOP, (iii) life science, and (iv) medical office. The Company has non-reportable segments that are comprised primarily of the Company’s unconsolidated joint ventures, hospital properties, and debt investments. The accounting policies of the segments are the same as those in Note 2 to the Consolidated Financial Statements in the Company’s 2018 Annual Report on Form 10-K filed with the SEC, as updated by Note 2 herein.
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
During the nine months ended September 30, 2019, 39 senior housing triple-net facilities were transferred to the Company’s SHOP segment as a result of terminating the triple-net leases and transitioning the assets to a RIDEA structure. There were no transfers of senior housing triple-net facilities to the Company’s SHOP segment during the three months ended September 30, 2019. During each of the three and nine months ended September 30, 2018, 6 and 16 senior housing triple-net facilities, respectively, were transferred to the Company’s SHOP segment. When an asset is transferred from one segment to another, the results associated with that asset are included in the original segment until the date of transfer. Results generated after the transfer date are included in the new segment.
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

The following tables summarize information for the reportable segments (in thousands):
For the three months ended September 30, 2019:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Real estate revenues(1)	$48,018	$212,275	$118,561	$143,639	$12,737	$—	$535,230
Operating expenses	(865)	(166,201)	(29,520)	(51,472)	(11)	—	(248,069)
NOI	47,153	46,074	89,041	92,167	12,726	—	287,161
Adjustments to NOI(2)	(1,537)	740	(7,067)	(1,568)	469	—	(8,963)
Adjusted NOI	45,616	46,814	81,974	90,599	13,195	—	278,198
Addback adjustments	1,537	(740)	7,067	1,568	(469)	—	8,963
Interest income	—	—	—	—	2,741	—	2,741
Interest expense	(106)	(2,637)	(68)	(108)	—	(58,311)	(61,230)
Depreciation and amortization	(12,778)	(58,152)	(45,028)	(54,152)	(1,834)	—	(171,944)
General and administrative	—	—	—	—	—	(22,970)	(22,970)
Transaction costs	—	—	—	—	—	(1,319)	(1,319)
Recoveries (impairments), net	(7,430)	(24,721)	—	(5,729)	(377)	—	(38,257)
Gain (loss) on sales of real estate, net	—	(734)	(87)	(7)	44	—	(784)
Loss on debt extinguishments	—	—	—	—	—	(35,017)	(35,017)
Other income (expense), net	—	—	—	—	980	(287)	693
Income tax benefit (expense)	—	—	—	—	—	6,261	6,261
Equity income (loss) from unconsolidated joint ventures	—	—	—	—	(7,643)	—	(7,643)
Net income (loss)	$26,839	$(40,170)	$43,858	$32,171	$6,637	$(111,643)	$(42,308)
_______________________________________

(1)	Represents rental and related revenues, resident fees and services, and income from DFLs.

(2)
Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, deferral of community fees, net, and termination fees.

For the three months ended September 30, 2018:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Real estate revenues(1)	$67,487	$137,044	$98,040	$139,566	$12,649	$—	$454,786
Operating expenses	(840)	(106,182)	(23,668)	(50,478)	(39)	—	(181,207)
NOI	66,647	30,862	74,372	89,088	12,610	—	273,579
Adjustments to NOI(2)	534	1,378	(1,439)	(1,364)	188	—	(703)
Adjusted NOI	67,181	32,240	72,933	87,724	12,798	—	272,876
Addback adjustments	(534)	(1,378)	1,439	1,364	(188)	—	703
Interest income	—	—	—	—	1,236	—	1,236
Interest expense	(599)	(688)	(78)	(117)	—	(62,004)	(63,486)
Depreciation and amortization	(18,884)	(25,166)	(34,432)	(51,977)	(1,739)	—	(132,198)
General and administrative	—	—	—	—	—	(23,503)	(23,503)
Transaction costs	—	—	—	—	—	(4,489)	(4,489)
Recoveries (impairments), net	—	(5,268)	—	—	—	—	(5,268)
Gain (loss) on sales of real estate, net	463	10,163	80,580	3,903	223	—	95,332
Loss on debt extinguishments	—	—	—	—	—	(43,899)	(43,899)
Other income (expense), net	—	—	—	—	—	1,604	1,604
Income tax benefit (expense)	—	—	—	—	—	4,929	4,929
Equity income (loss) from unconsolidated joint ventures	—	—	—	—	(911)	—	(911)
Net income (loss)	$47,627	$9,903	$120,442	$40,897	$11,419	$(127,362)	$102,926
_______________________________________

(1)	Represents rental and related revenues, resident fees and services, and income from DFLs.

(2)
Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, deferral of community fees, net, and termination fees.

For the nine months ended September 30, 2019:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Real estate revenues(1)	$156,776	$515,457	$320,630	$427,761	$38,200	$—	$1,458,824
Operating expenses	(2,723)	(400,608)	(76,992)	(150,635)	(31)	—	(630,989)
NOI	154,053	114,849	243,638	277,126	38,169	—	827,835
Adjustments to NOI(2)	3,833	2,732	(17,159)	(4,542)	884	—	(14,252)
Adjusted NOI	157,886	117,581	226,479	272,584	39,053	—	813,583
Addback adjustments	(3,833)	(2,732)	17,159	4,542	(884)	—	14,252
Interest income	—	—	—	—	6,868	—	6,868
Interest expense	(901)	(4,626)	(211)	(328)	—	(161,433)	(167,499)
Depreciation and amortization	(45,154)	(134,481)	(122,705)	(161,350)	(5,501)	—	(469,191)
General and administrative	—	—	—	—	—	(71,445)	(71,445)
Transaction costs	—	—	—	—	—	(7,174)	(7,174)
Recoveries (impairments), net	(22,914)	(77,685)	—	(14,677)	(377)	—	(115,653)
Gain (loss) on sales of real estate, net	3,557	8,844	3,651	2,876	(220)	—	18,708
Loss on debt extinguishments	—	—	—	—	—	(36,152)	(36,152)
Other income (expense), net	—	—	—	—	13,797	11,037	24,834
Income tax benefit (expense)	—	—	—	—	—	11,583	11,583
Equity income (loss) from unconsolidated joint ventures	—	—	—	—	(10,012)	—	(10,012)
Net income (loss)	$88,641	$(93,099)	$124,373	$103,647	$42,724	$(253,584)	$12,702
_______________________________________

(1)	Represents rental and related revenues, resident fees and services, and income from DFLs.

(2)
Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, deferral of community fees, net, and termination fees.

For the nine months ended September 30, 2018:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Real estate revenues(1)	$212,489	$420,067	$298,692	$407,361	$57,113	$—	$1,395,722
Operating expenses	(2,677)	(309,694)	(68,208)	(146,881)	(165)	—	(527,625)
NOI	209,812	110,373	230,484	260,480	56,948	—	868,097
Adjustments to NOI(2)	(323)	(356)	(7,423)	(5,129)	(820)	—	(14,051)
Adjusted NOI	209,489	110,017	223,061	255,351	56,128	—	854,046
Addback adjustments	323	356	7,423	5,129	820	—	14,051
Interest income	—	—	—	—	9,048	—	9,048
Interest expense	(1,806)	(2,067)	(240)	(356)	(1,469)	(205,688)	(211,626)
Depreciation and amortization	(62,041)	(80,797)	(105,782)	(147,270)	(22,850)	—	(418,740)
General and administrative	—	—	—	—	—	(75,192)	(75,192)
Transaction costs	—	—	—	—	—	(9,088)	(9,088)
Recoveries (impairments), net	(6,273)	(5,268)	(7,639)	—	—	—	(19,180)
Gain (loss) on sales of real estate, net	(22,687)	79,340	80,581	3,903	21,074	—	162,211
Loss on debt extinguishments	—	—	—	—	—	(43,899)	(43,899)
Other income (expense), net	—	—	—	—	(40,567)	3,550	(37,017)
Income tax benefit (expense)	—	—	—	—	—	14,919	14,919
Equity income (loss) from unconsolidated joint ventures	—	—	—	—	(442)	—	(442)
Net income (loss)	$117,005	$101,581	$197,404	$116,757	$21,742	$(315,398)	$239,091
_______________________________________

(1)	Represents rental and related revenues, resident fees and services, and income from DFLs.

(2)
Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, deferral of community fees, net, and termination fees.

The following table summarizes the Company’s revenues by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment	2019	2018	2019	2018
Senior housing triple-net	$48,018	$67,487	$156,776	$212,489
SHOP	212,275	137,044	515,457	420,067
Life science	118,561	98,040	320,630	298,692
Medical office	143,639	139,566	427,761	407,361
Other non-reportable segments	15,478	13,885	45,068	66,161
Total revenues	$537,971	$456,022	$1,465,692	$1,404,770

See Notes 3 and 4 for significant transactions impacting the Company’s segment assets during the periods presented.

NOTE 13.  Earnings Per Common Share

Basic income (loss) per common share (“EPS”) is computed based upon the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed based upon the weighted average number of common shares outstanding plus the impact of forward equity sales agreements using the treasury stock method and common shares issuable from the assumed conversion of DownREIT units, stock options, certain performance restricted stock units, and unvested restricted stock units. Only those instruments having a dilutive impact on the Company’s basic income (loss) per share are included in diluted income (loss) per share during the periods presented.
Restricted stock and certain performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, and require use of the two-class method when computing basic and diluted earnings per share.
During the three and nine months ended September 30, 2019, the Company utilized the forward sale provisions under the 2019 ATM Program to sell up to an aggregate of 1.2 million and 14.8 million shares of common stock, respectively, with a one year term. During the nine months ended September 30, 2019, the Company settled 5.5 million shares under ATM forward contracts, leaving 9.3 million shares outstanding thereunder.
Additionally, in December 2018, the Company entered into a forward equity sales agreement to sell up to an aggregate of 15.25 million shares of its common stock by December 13, 2019. During the three and nine months ended September 30, 2019, the Company settled 3.6 million and 5.1 million shares, respectively, under the December 2018 forward sales agreement. At September 30, 2019, 10.15 million shares remained outstanding thereunder. The Company expects to settle the remaining forward sales with shares of common stock prior to their respective expiration dates. See Note 11 for further details.
The Company considered the potential dilution resulting from the forward agreements to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to determine the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. The aggregate effect on the Company’s diluted weighted-average common shares for the nine months ended September 30, 2019, was 1.9 million weighted-average incremental shares from the forward equity sales agreements, respectively.
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Net income (loss)	$(42,308)	$102,926	$12,702	$239,091
Noncontrolling interests' share in earnings	(3,555)	(3,555)	(10,692)	(9,546)
Net income (loss) attributable to Healthpeak Properties, Inc.	(45,863)	99,371	2,010	229,545
Less: Participating securities' share in earnings	(386)	(425)	(1,223)	(1,278)
Net income (loss) applicable to common shares	$(46,249)	$98,946	$787	$228,267
Denominator
Basic weighted average shares outstanding	491,203	469,867	482,595	469,732
Dilutive potential common shares - equity awards	—	251	296	144
Dilutive potential common shares - forward equity agreements(1)	—	—	1,901	—
Diluted weighted average common shares	491,203	470,118	484,792	469,876
Basic earnings per common share
Basic	$(0.09)	$0.21	$0.00	$0.49
Diluted	$(0.09)	$0.21	$0.00	$0.49

_______________________________________

(1)
Represents the current dilutive impact of 19 million shares of common stock under forward sales agreements that have not been settled as of September 30, 2019. Based on the forward price of each agreement as of September 30, 2019, issuance of all 19 million shares would result in approximately $572 million of net proceeds.

For all periods presented in the above table, 7 million shares issuable upon conversion of DownREIT units were not included because they are anti-dilutive. Additionally, for the three and nine months ended September 30, 2019, 19 million and 18 million shares of common stock, respectively, issuable pursuant to the settlement of forward equity sales agreements were not included because they are anti-dilutive (see discussion above). For the three months ended September 30, 2019, diluted loss per share is calculated using the weighted-average common shares outstanding during the period. For all other periods presented in the above table, approximately 1 million shares of common stock subject to outstanding equity awards (restricted stock units and stock options) were not included because they are anti-dilutive.
NOTE 14.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2019	2018
Supplemental cash flow information:
Interest paid, net of capitalized interest	$164,761	$226,907
Income taxes paid (refunded)	1,314	2,040
Capitalized interest	22,768	13,769
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	113,936	78,557
Retained equity method investment from U.K. JV transaction	—	104,922
Derecognition of U.K. Bridge Loan receivable	—	147,474
Consolidation of net assets related to U.K. Bridge Loan	—	106,457
Vesting of restricted stock units and conversion of non-managing member units into common stock	4,534	389
Liabilities assumed with real estate acquisitions	172,565	2,093
Conversion of DFLs to real estate	350,540	—
Net noncash impact from the consolidation of previously unconsolidated joint ventures (see Note 3)	17,850	—

See discussions related to: (i) the U.K. JV transaction in Note 4, (ii) the U.K. Bridge Loan in Notes 6 and 15, (iii) the conversion of DFLs to real estate in Note 5, and (iv) the consolidation of previously unconsolidated joint ventures in Note 3.
The following table summarizes cash, cash equivalents and restricted cash (in thousands):

	September 30,
	2019	2018
Cash and cash equivalents	$124,990	$78,864
Restricted cash	30,114	29,877
Cash, cash equivalents and restricted cash	$155,104	$108,741

NOTE 15.  Variable Interest Entities

Unconsolidated Variable Interest Entities
At September 30, 2019, the Company had investments in: (i) four properties leased to VIE tenants, (ii) five unconsolidated VIE joint ventures, (iii) marketable debt securities of one VIE, and (iv) one loan to a VIE borrower. The Company determined it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (CCRC OpCo, the development investment, Waldwick JV and the LLC investment discussed below), it has no formal involvement in these VIEs beyond its investments.

VIE Tenants. The Company leases four properties to a total of two tenants that have also been identified as VIEs (“VIE tenants”). These VIE tenants are “thinly capitalized” entities that rely on the operating cash flows generated from the senior housing facilities to pay operating expenses, including the rent obligations under their leases.
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
Development Investments. The Company holds investments (consisting of mezzanine debt and/or preferred equity) in two senior housing development joint ventures. The joint ventures are also capitalized by senior loans from a third party and equity from the third party managing-member, but are considered to be “thinly capitalized” as there is insufficient equity investment at risk.
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
The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at September 30, 2019 was as follows (in thousands):

VIE Type	Asset/Liability Type	Maximum Loss Exposure and Carrying Amount(1)
VIE tenants - operating leases(2)	Lease intangibles, net and straight-line rent receivables	7,984
CCRC OpCo	Investments in unconsolidated joint ventures	167,612
Unconsolidated development joint ventures	Loans receivable, net and Investments in unconsolidated joint ventures	24,015
Loan - seller financing	Loans receivable, net	10,000
CMBS and LLC investment	Marketable debt and LLC investment	34,677
_______________________________________

(1)	The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).

(2)	The Company’s maximum loss exposure may be mitigated by re-leasing the underlying properties to new tenants upon an event of default.
At September 30, 2019, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
See Notes 5, 6, and 7 for additional descriptions of the nature, purpose, and operating activities of the Company’s unconsolidated VIEs and interests therein.

Consolidated Variable Interest Entities
The Company’s consolidated total assets and total liabilities at September 30, 2019 and December 31, 2018 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company. Total assets and total liabilities include VIE assets and liabilities as follows (in thousands):

	September 30, 2019	December 31, 2018
Assets
Buildings and improvements	$2,799,041	$1,949,582
Development costs and construction in progress	54,154	39,584
Land	426,027	151,746
Accumulated depreciation and amortization	(474,996)	(398,143)
Net real estate	2,804,226	1,742,769
Investments in and advances to unconsolidated joint ventures	—	1,550
Accounts receivable, net	6,151	7,904
Cash and cash equivalents	53,745	23,772
Restricted cash	8,976	3,399
Intangible assets, net	146,319	111,333
Right-of-use asset, net	92,933	—
Other assets, net	47,597	43,149
Total assets	$3,159,947	$1,933,876
Liabilities
Mortgage debt	216,340	44,598
Intangible liabilities, net	18,212	19,128
Lease liability	90,487	—
Accounts payable and accrued liabilities	78,815	66,736
Deferred revenue	28,084	24,215
Total liabilities	$431,938	$154,677

Ventures V, LLC.  The Company holds a 51% ownership interest in and is the managing member of a joint venture entity formed in October 2015 that owns and leases MOBs (“Ventures V”). The Company classifies Ventures V as a VIE due to the non-managing member lacking substantive participation rights in the management of Ventures V or kick-out rights over the managing member. The Company consolidates Ventures V as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of Ventures V primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of capital expenditures for the properties. Assets generated by Ventures V may only be used to settle its contractual obligations (primarily from capital expenditures).
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
DownREITs.  The Company holds a controlling ownership interest in and is the managing member of seven limited liability companies (“DownREITs”). The Company classifies the DownREITs as VIEs due to the non-managing members lacking substantive participation rights in the management of the DownREITs or kick-out rights over the managing member. The Company consolidates the DownREITs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the DownREITs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of debt service payments and capital expenditures for the properties. Assets generated by the DownREITs (primarily from resident rents) may only be used to settle their contractual obligations (primarily from debt service and capital expenditures).
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
The following tables provide information regarding the Company’s concentrations of credit risk with respect to certain tenants:

	Percentage of Total Assets
	Total Company		Senior Housing Triple-Net
	September 30,	December 31,	September 30,	December 31,
Tenant	2019	2018	2019	2018
Brookdale(1)	6	6	46	27

	Percentage of Revenues
	Total Company				Senior Housing Triple-Net
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
Tenant	2019	2018	2019	2018	2019	2018	2019	2018
Brookdale(1)	3	5	4	6	39	37	36	40
_______________________________________

(1)
Excludes senior housing facilities operated by Brookdale in the Company’s SHOP segment as discussed below. Percentages of segment and total company revenues include partial-year revenue earned from senior housing triple-net facilities that were sold during 2018.

At September 30, 2019 and December 31, 2018, Brookdale managed or operated, in the Company’s SHOP segment, approximately 6% and 7%, respectively, of the Company’s real estate investments (based on total assets). Because an operator manages the Company’s facilities in exchange for the receipt of a management fee, the Company is not directly exposed to the credit risk of its operators in the same manner or to the same extent as its triple-net tenants. At September 30, 2019, Brookdale provided comprehensive facility management and accounting services with respect to 25 of the Company’s consolidated SHOP facilities and 15 SHOP facilities owned by its unconsolidated joint ventures, for which the Company or joint venture pay annual management fees pursuant to long-term management agreements. Most of the management agreements have terms ranging from 10 to 15 years, with three to four 5-year renewal periods. The base management fees are 4.5% to 5.0% of gross revenues (as defined) generated by the RIDEA properties. In addition, there are incentive management fees payable to Brookdale if operating results of the RIDEA properties exceed pre-established EBITDAR (as defined) thresholds.

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
NOTE 17.  Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets are immaterial at September 30, 2019.
The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	September 30, 2019(3)		December 31, 2018(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$137,619	$137,619	$62,998	$62,998
Marketable debt securities(2)	19,614	19,614	19,202	19,202
Bank line of credit(2)	737,793	737,793	80,103	80,103
Term loan(2)	248,882	248,882	—	—
Senior unsecured notes(1)	5,253,639	5,681,330	5,258,550	5,302,485
Mortgage debt(2)	275,049	277,553	138,470	136,161
Other debt(2)	85,069	85,069	90,785	90,785
Interest-rate swap liabilities(2)	827	827	1,310	1,310
_______________________________________

(1)	Level 1: Fair value calculated based on quoted prices in active markets.

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

(3)	During the nine months ended September 30, 2019 and year ended December 31, 2018, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
NOTE 18.  Derivative Financial Instruments

The following table summarizes the Company’s outstanding swap contracts at September 30, 2019 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Notional	Pay Rate	Receive Rate	Fair Value(1)
Interest rate:
July 2005(2)	July 2020	Cash Flow	$42,000	3.82%	BMA Swap Index	$(827)
______________________________________

(1)	Derivative liabilities are recorded in accounts payable and accrued liabilities on the consolidated balance sheets.

(2)	Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.
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

At September 30, 2019, £55 million of the Company’s GBP-denominated borrowings under the Revolving Facility are designated as a hedge of a portion of the Company’s net investments in GBP-functional currency unconsolidated subsidiaries to mitigate its exposure to fluctuations in the GBP to USD exchange rate. For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to USD exchange rate of the instrument is recorded as part of the cumulative translation adjustment component of accumulated other comprehensive income (loss). Accordingly, the remeasurement value of the designated £55 million GBP-denominated borrowings due primarily to fluctuations in the GBP to USD exchange rate are reported in accumulated other comprehensive income (loss) as the hedging relationship is considered to be effective. The balance in accumulated other comprehensive income (loss) will be reclassified to earnings when the Company sells its remaining investment in the U.K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All references in this report to “Healthpeak,” “Company,” “we,” “us” or “our” mean Healthpeak Properties, Inc., together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “Healthpeak Properties, Inc.” mean the parent company without its subsidiaries.
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
Executive Summary
Healthpeak Properties, Inc. is a Standard & Poor’s (“S&P”) 500 company that acquires, develops, owns, leases and manages healthcare real estate across the United States. We are a Maryland corporation and qualify as a self-administered REIT. We are headquartered in Irvine, California, with offices in Nashville and San Francisco.
On October 30, 2019, we changed our name from HCP, Inc. to Healthpeak Properties, Inc. Our common shares will begin trading on the New York Stock Exchange under the new name and a new ticker symbol, “PEAK”, on November 5, 2019.
We invest in a diversified portfolio of high-quality healthcare properties across our three core asset classes of senior housing, life science and medical office real estate. Our senior housing properties are either operated under triple-net leases in our senior housing triple-net segment or through RIDEA structures in our senior housing operating portfolio (“SHOP”) segment. Under the life science and medical office segments, we invest through the acquisition, development and management of life science buildings and medical office buildings. We have other non-reportable segments that are comprised primarily of our unconsolidated joint ventures, hospital properties, and debt investments.

At September 30, 2019, our consolidated portfolio of investments consisted of interests in 642 properties. We also owned interests in 98 properties owned by our unconsolidated joint ventures at September 30, 2019. The following table summarizes information for our reportable segments for the three months ended September 30, 2019 (dollars in thousands):

Segment	Total Portfolio Adjusted NOI(1)	Percentage of Total Portfolio Adjusted NOI(1)	Number of Properties
Senior housing triple-net	$45,616	16%	92
SHOP	46,814	17%	139
Life science	81,974	29%	131
Medical office	90,599	33%	267
Other non-reportable(2)	13,195	5%	13
Totals	$278,198	100%	642
_______________________________________
(1) Total Portfolio metrics include results of operations from disposed properties and properties that transitioned segments through the disposition or transition date. Adjusted NOI excludes our share of income (loss) from unconsolidated joint ventures. See Non-GAAP Financial Measures for additional information regarding Adjusted NOI and see Note 12 to the Consolidated Financial Statements for a reconciliation of Adjusted NOI by segment to net income (loss).
(2) Adjusted NOI for Other non-reportable segments excludes our share of earnings from unconsolidated joint ventures, which is recorded in equity income (loss) from unconsolidated joint ventures in our consolidated statements of operations.
We invest in and manage our real estate portfolio for the long-term to maximize benefit to our stockholders and support the growth of our dividends. Our strategy consists of four core elements:

(i)
Our real estate: Our portfolio is grounded in high-quality properties in desirable locations. We focus on three purposely selected private pay asset classes, senior housing, life science and medical office, to provide stability through the inevitable market cycles.

(ii)
Our financials: We maintain a strong investment-grade balance sheet with ample liquidity as well as long-term fixed-rate debt financing with staggered maturities to reduce our exposure to interest-rate volatility and refinancing risk.

(iii)
Our partnerships: We work with leading healthcare companies, operators and service providers and are responsive to their space and capital needs. We provide high-quality management services to encourage tenants to renew, expand and relocate into our properties, which drives increased occupancy, rental rates, and property values.

(iv)
Our platform: We have a people-first culture that we believe attracts, develops and retains top talent. We continually strive to create and maintain an industry-leading platform, with systems and tools that allow us to effectively and efficiently manage our assets and investment activity.

2019 Transaction Overview
Master Transaction and Cooperation Agreement with Brookdale
In October 2019, Healthpeak and Brookdale Senior Living Inc. (“Brookdale”) entered into a Master Transactions and Cooperation Agreement (the “2019 MTCA”), which includes a series of transactions related to its jointly owned 15-campus continuing care retirement community (“CCRC”) portfolio (the “CCRC JV”) and the portfolio of 43 senior housing properties that Brookdale triple-net leases from us.
In connection with the 2019 MTCA, Healthpeak and Brookdale, and certain of their respective subsidiaries, agreed to the following related to the CCRC JV:

•
Healthpeak, which owns a 49% interest in the CCRC JV, agreed to purchase Brookdale’s 51% interest in 13 of the 15 communities in the CCRC JV based on a valuation of $1.06 billion (the “CCRC Acquisition”), inclusive of one community that was added subsequent to executing the MTCA;

•
The management agreements related to the CCRC Acquisition communities will be terminated, with management transitioned (under new management agreements) from Brookdale to Life Care Services LLC (“LCS”) simultaneous with closing the CCRC Acquisition;

•	We will pay a $100 million management termination fee to Brookdale upon closing the CCRC Acquisition; and

•	The remaining two CCRCs will be jointly marketed for sale to third parties.

In addition, pursuant to the 2019 MTCA, Healthpeak and Brookdale agreed to the following transactions related to properties that Brookdale triple-net leases from us:

•	Brookdale will acquire 18 of the properties (the “Brookdale Acquisition Assets”) from us for cash proceeds of $385 million;

•	We will terminate the triple-net lease related to one property and transition it to a RIDEA structure with LCS as the manager;

•	The remaining 24 properties will be restructured into a single master lease with 2.4% annual rent escalators and a maturity date of December 31, 2027 (the “2019 Amended Master Lease”);

•
A portion of annual rent (amount in excess of 6.5% of sales proceeds) related to 14 of the 18 Brookdale Acquisition Assets will be reallocated to the remaining properties under the 2019 Amended Master Lease;

•	Upon closing of the Brookdale Acquisition, Brookdale will pay down $20 million of future rent under the 2019 Amended Master Lease; and

•	We will provide up to $35 million of capital investment in the 2019 Amended Master Lease properties over a five-year term, which will increase rent by 7% of the amount spent, per annum.
With the exception of the capital investment to be made over the next five years, each of the above transactions, including payment of the $100 million management termination fee, is required to close simultaneous with the other transactions, which we expect to occur during the first quarter of 2020.
Discovery Portfolio Acquisition

•
In April 2019, we acquired a portfolio of nine senior housing properties, with a total of 1,242 units, for $445 million. The properties are located across Florida, Georgia, and Texas and are operated by Discovery Senior Living, LLC.

Oakmont Portfolio Acquisitions

•
In May 2019, we acquired three newly-built, senior housing communities in California for $113 million. The portfolio is operated by Oakmont Senior Living LLC (“Oakmont”) and includes 132 assisted living units and 68 memory care units with an average occupancy of 96% at closing.

•
In July 2019, we acquired five additional senior housing communities in California for $284 million. The portfolio is operated by Oakmont and includes 430 units. The properties are located in the Los Angeles, San Jose, and San Francisco markets.

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

West Cambridge Acquisition

•
In August 2019, we entered into definitive agreements to acquire one life science building, adjacent to our existing properties in Cambridge, Massachusetts, for $333 million. We made two nonrefundable deposits totaling $33 million upon execution of the purchase and sale agreement and expect to close the transaction during the fourth quarter of 2019.

SHOP Joint Venture

•
In October 2019, we entered into a definitive agreement with a sovereign wealth fund to form a new joint venture that will own 19 SHOP assets operated by Brookdale. We will own 53.5% of the joint venture and will contribute all 19 assets with an estimated fair value of $790 million. The joint venture partner will own the other 46.5% and will contribute cash of $367 million, which will be immediately distributed to us. The transaction is expected to close during the fourth quarter of 2019.

United Kingdom Joint Venture

•
In October 2019, we entered into a definitive agreement to sell our remaining 49% interest in our United Kingdom investments (the “U.K. JV”) for net proceeds of approximately $90 million. The transaction is expected to close during the fourth quarter of 2019 and will complete our strategic exit from the U.K.

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

•
During the nine months ended September 30, 2019, we transitioned 33 senior housing triple-net assets, including a 14-property direct financing lease (“DFL”) portfolio, to a RIDEA structure, with Sunrise Senior Living, LLC (“Sunrise”) as the operator. We expect to transition two additional senior housing triple-net assets to a RIDEA structure with Sunrise later in 2019.

•	During the third quarter of 2019, we sold 13 senior housing facilities under DFLs for $274 million.

•
During the nine months ended September 30, 2019, we sold 11 SHOP assets for $89 million, 2 senior housing triple-net assets for $26 million, 6 MOBs for $18 million, 1 life science asset for $7 million, and 1 undeveloped life science land parcel for $35 million.

Financing Activities

•
In February 2019, we terminated our previous at-the-market equity program established in February 2018 (the “2018 ATM Program”) and established a new ATM Program (the “2019 ATM Program”) pursuant to which shares of common stock having an aggregate gross sales price of up to $1.0 billion may be sold (i) by Healthpeak through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement.

During the nine months ended September 30, 2019, we issued 5.9 million shares of common stock under the 2019 ATM program at a weighted average net price of $31.84 per share, after commissions, resulting in net proceeds of $189 million.
During the nine months ended September 30, 2019, we utilized the forward provisions under the 2019 ATM Program to allow for the sale of up to an aggregate of 14.8 million shares of our common stock at an initial weighted average net price of $31.23 per share, after commissions. During the nine months ended September 30, 2019, we settled 5.5 million shares previously available for sale under forward contracts at a weighted average net price of $30.91 per share, after commissions, resulting in net proceeds of $171 million.
During the nine months ended September 30, 2019, we settled 5.1 million shares under the 2018 forward sales agreement at a weighted average net price of $27.93 per share resulting in net proceeds of $142 million.

•
In May 2019, we entered into a new $2.5 billion unsecured revolving line of credit facility (the “Revolving Facility”) maturing on May 23, 2023. The Revolving Facility contains two, six-month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at LIBOR plus a margin that depends on our credit ratings (0.825% as of September 30, 2019). We pay a facility fee on the entire revolving commitment that depends on our credit ratings (0.15% as of September 30, 2019).

•
In May 2019, we entered into a new $250 million unsecured term loan facility (the “2019 Term Loan” and, together with the Revolving Facility, the “Facilities”), which we borrowed the full $250 million capacity of in June 2019. The 2019 Term Loan matures on May 23, 2024 and accrues interest at LIBOR plus a margin that depends on our credit ratings (0.90% as of September 30, 2019). The Facilities include a feature that allows us to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments.

•
In July 2019, we completed a public offering of $650 million aggregate principal amount of 3.25% senior unsecured notes due 2026 (the “2026 Notes”) and $650 million aggregate principal amount of 3.50% senior unsecured notes due 2029 (the “2029 Notes” and, together with the 2026 Notes, the “Notes”).

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

•
In September 2019, we established an unsecured commercial paper program (the “Commercial Paper Program”) under which we may issue, from time to time, unsecured short-term debt securities with a maximum aggregate face or principal amount outstanding at any one time not exceeding $1.0 billion.

Development Activities

•
As part of the previously-announced development program with HCA Healthcare, during the nine months ended September 30, 2019, we commenced the development of four MOBs, three of which will be on-campus, with an aggregate estimated cost of approximately $84 million.

Dividends
The following table summarizes our common stock cash dividends declared in 2019:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
January 30	February 19	$0.37	February 28
April 25	May 6	0.37	May 21
July 25	August 5	0.37	August 20
October 23	November 4	0.37	November 19
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
Comparison of the Three and Nine Months Ended September 30, 2019 to the Three and Nine Months Ended September 30, 2018
Overview

Three Months Ended September 30, 2019 and 2018
The following table summarizes results for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	Change
Net income (loss) applicable to common shares	$(46,249)	$98,946	$(145,195)
NAREIT FFO	181,591	155,632	25,959
FFO as adjusted	220,572	208,196	12,376
FAD	190,247	186,545	3,702

Net income (loss) applicable to common shares decreased primarily as a result of the following:

•	an increase in impairment charges related to real estate during the third quarter of 2019;

•	a reduction in net gain on sales of real estate during the third quarter of 2019;

•
increased depreciation and amortization expense as a result of (i) assets acquired during 2018 and 2019 and (ii) development and redevelopment projects placed into service during 2018 and 2019, partially offset by dispositions of real estate throughout 2018 and 2019; and

•	a reduction in income primarily as a result of asset sales during 2018 and 2019.
The decrease in net income (loss) applicable to common shares was partially offset by:

•	a reduction in loss on debt extinguishments during the third quarter of 2019; and

•	increased NOI from: (i) 2018 and 2019 acquisitions, (ii) development and redevelopment projects placed in service during 2018 and 2019, and (iii) new leasing activity during 2018 and 2019.
NAREIT FFO increased primarily as a result of the aforementioned events impacting net income (loss) applicable to common shares, except for the following, which are excluded from NAREIT FFO:

•	impairments of real estate;

•	net gain on sales of real estate; and

•	depreciation and amortization expense.
FFO as adjusted increased primarily as a result of the aforementioned events impacting NAREIT FFO, except for loss on debt extinguishments, which is excluded from FFO as adjusted.
FAD increased primarily as a result of the aforementioned events impacting FFO as adjusted, except for the impact of straight-line rents, which is excluded from FAD.
Nine Months Ended September 30, 2019 and 2018
The following table summarizes results for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Net income (loss) applicable to common shares	$787	$228,267	$(227,480)
NAREIT FFO	586,052	585,001	1,051
FFO as adjusted	645,538	655,099	(9,561)
FAD	576,784	578,377	(1,593)
Net income (loss) applicable to common shares decreased primarily as a result of the following:

•	an increase in impairment charges related to real estate and DFLs;

•	a reduction in net gain on sales of real estate;

•
increased depreciation and amortization expense as a result of (i) assets acquired during 2018 and 2019 and (ii) development and redevelopment projects placed into service during 2018 and 2019, partially offset by dispositions of real estate throughout 2018 and 2019; and

•	a reduction in income as a result of: (i) asset sales during 2018 and 2019 and (ii) selling interests into the U.K. JV and MSREI JV during 2018 (see Note 4 to the Consolidated Financial Statements).

The decrease in net income (loss) applicable to common shares was partially offset by:

•
a one-time loss on consolidation of seven care homes in the U.K. during the first quarter of 2018 and a one-time gain on consolidation related to the acquisition of the outstanding equity interests in a senior housing joint venture in June 2019;

•	a reduction in interest expense as a result of debt repayments and a lower average balance under our revolving credit facility;

•	a reduction in loss on debt extinguishments;

•	increased NOI from: (i) 2018 and 2019 acquisitions, (ii) development and redevelopment projects placed in service during 2018 and 2019, and (iii) new leasing activity during 2018 and 2019;

•	a casualty-related gain recognized in the second quarter of 2019 as a result of insurance proceeds received related to hurricanes in 2017; and

•	a reduction in severance and related charges.
NAREIT FFO increased primarily as a result of the aforementioned events impacting net income (loss) applicable to common shares, except for the following, which are excluded from NAREIT FFO:

•	impairments of real estate;

•	net gain on sales of real estate;

•	gains and losses on consolidation of real estate; and

•	depreciation and amortization expense.
FFO as adjusted decreased primarily as a result of the aforementioned events impacting NAREIT FFO; except for the following, which are excluded from FFO as adjusted:

•	casualty-related gains;

•	severance and related charges; and

•	loss on debt extinguishments
FAD decreased primarily as a result of the aforementioned events impacting FFO as adjusted, except for the impact of straight-line rents, which is excluded from FAD. The decrease in FAD was partially offset by lower FAD capital expenditures in 2019.
Segment Analysis
The following tables provide selected operating information for our SPP and total property portfolio for each of our business segments. Our SPP for the three months ended September 30, 2019 consists of 463 properties representing properties acquired or placed in service and stabilized on or prior to July 1, 2018 and that remained in operation under a consistent reporting structure through September 30, 2019. Our SPP for the six months ended September 30, 2019 consists of 441 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2018 and that remained in operation under a consistent reporting structure through September 30, 2019. Our total property portfolio consists of 642 and 672 properties at September 30, 2019 and 2018, respectively.

Senior Housing Triple-Net

The following table summarizes results at and for the three months ended September 30, 2019 and 2018 (dollars in thousands, except per unit data):

	SPP			Total Portfolio(1)
	Three Months Ended September 30,			Three Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Real estate revenues(2)	$34,797	$32,695	$2,102	$48,018	$67,487	$(19,469)
Operating expenses	(53)	(44)	(9)	(865)	(840)	(25)
NOI	34,744	32,651	2,093	47,153	66,647	(19,494)
Adjustments to NOI	(1,779)	(293)	(1,486)	(1,537)	534	(2,071)
Adjusted NOI	$32,965	$32,358	$607	45,616	67,181	(21,565)
Less: non-SPP adjusted NOI				(12,651)	(34,823)	22,172
SPP adjusted NOI				$32,965	$32,358	$607
Adjusted NOI % change			1.9%
Property count(3)	72	72		92	163
Average capacity (units)(4)	7,559	7,565		11,161	16,635
Average annual rent per unit	$17,472	$17,133		$16,658	$16,356
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)	Represents rental and related revenues and income from DFLs.

(3)
From our 2018 presentation of SPP, we removed 15 senior housing triple-net properties that were sold, 20 senior housing triple-net properties that were classified as held for sale, and 45 senior housing triple-net properties that were transitioned to SHOP.

(4)	Represents average capacity as reported by the respective tenants or operators for the three-month period.
SPP NOI and Adjusted NOI increased primarily as a result of annual rent escalations.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the following Non-SPP impacts:

•	the transfer of 6 and 39 senior housing triple-net facilities to our SHOP segment during 2018 and 2019, respectively, and

•	senior housing triple-net facilities sold during 2019.
The decrease in Total Portfolio NOI and Adjusted NOI is partially offset by the aforementioned increases to SPP.

The following table summarizes results at and for the nine months ended September 30, 2019 and 2018 (dollars in thousands, except per unit data):

	SPP			Total Portfolio(1)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Real estate revenues(2)	$100,661	$97,929	$2,732	$156,776	$212,489	$(55,713)
Operating expenses	(157)	(140)	(17)	(2,723)	(2,677)	(46)
NOI	100,504	97,789	2,715	154,053	209,812	(55,759)
Adjustments to NOI	(3,527)	(2,926)	(601)	3,833	(323)	4,156
Adjusted NOI	$96,977	$94,863	$2,114	157,886	209,489	(51,603)
Less: non-SPP adjusted NOI				(60,909)	(114,626)	53,717
SPP adjusted NOI				$96,977	$94,863	$2,114
Adjusted NOI % change			2.2%
Property count(3)	72	72		92	163
Average capacity (units)(4)	7,555	7,563		12,736	17,494
Average annual rent per unit	$17,142	$16,749		$16,814	$16,171
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)	Represents rental and related revenues and income from DFLs.

(3)
From our 2018 presentation of SPP, we removed 15 senior housing triple-net properties that were sold, 20 senior housing triple-net properties that were classified as held for sale, and 45 senior housing triple-net properties that were transitioned to SHOP.

(4)	Represents average capacity as reported by the respective tenants or operators for the three-month period.
SPP NOI and Adjusted NOI increased primarily as a result of annual rent escalations.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the following Non-SPP impacts:

•	the transfer of 22 and 39 senior housing triple-net facilities to our SHOP segment during 2018 and 2019, respectively, and

•	senior housing triple-net facilities sold during 2019.
The decrease in Total Portfolio NOI and Adjusted NOI is partially offset by the aforementioned increases to SPP.

Senior Housing Operating Portfolio

The following table summarizes results at and for the three months ended September 30, 2019 and 2018 (dollars in thousands, except per unit data):

	SPP			Total Portfolio(1)
	Three Months Ended September 30,			Three Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Resident fees and services	$73,132	$72,187	$945	$212,275	$137,044	$75,231
Operating expenses	(52,211)	(50,378)	(1,833)	(166,201)	(106,182)	(60,019)
NOI	20,921	21,809	(888)	46,074	30,862	15,212
Adjustments to NOI	(106)	340	(446)	740	1,378	(638)
Adjusted NOI	$20,815	$22,149	$(1,334)	46,814	32,240	14,574
Less: non-SPP adjusted NOI				(25,999)	(10,091)	(15,908)
SPP adjusted NOI				$20,815	$22,149	$(1,334)
Adjusted NOI % change			(6.0)%
Property count(2)	48	48		139	97
Average capacity (units)(3)	6,541	6,544		16,215	13,365
Average annual rent per unit	$44,803	$44,395		$52,601	$41,247
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)
From our 2018 presentation of SPP, we removed two SHOP properties that were sold, nine SHOP properties that were classified as held for sale, and three SHOP properties that were placed in redevelopment.

(3)	Represents average capacity as reported by the respective tenants or operators for the three-month period.
SPP NOI and Adjusted NOI decreased primarily as a result of the following:

•	occupancy declines and higher labor costs; partially offset by

•	increased rates for resident fees.
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the following Non-SPP impacts:

•	increased NOI from (i) 2019 acquisitions and (ii) the transfer of 6 and 39 senior housing triple-net assets to our SHOP segment during 2018 and 2019, respectively; partially offset by

•	decreased NOI from assets sold in 2018 and 2019.
Additionally, the increase in Total Portfolio NOI and Adjusted NOI is partially offset by the aforementioned decreases to SPP.

The following table summarizes results at and for the nine months ended September 30, 2019 and 2018 (dollars in thousands, except per unit data):

	SPP			Total Portfolio(1)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Resident fees and services	$178,683	$177,653	$1,030	$515,457	$420,067	$95,390
Operating expenses	(120,856)	(117,620)	(3,236)	(400,608)	(309,694)	(90,914)
NOI	57,827	60,033	(2,206)	114,849	110,373	4,476
Adjustments to NOI	206	879	(673)	2,732	(356)	3,088
Adjusted NOI	$58,033	$60,912	$(2,879)	117,581	110,017	7,564
Less: non-SPP adjusted NOI				(59,548)	(49,105)	(10,443)
SPP adjusted NOI				$58,033	$60,912	$(2,879)
Adjusted NOI % change			(4.7)%
Property count(2)	38	38		139	97
Average capacity (units)(3)	5,257	5,257		14,420	12,688
Average annual rent per unit	$45,499	$44,980		$47,944	$43,803
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)
From our 2018 presentation of SPP, we removed two SHOP properties that were sold, nine SHOP properties that were classified as held for sale, and three SHOP properties that were placed in redevelopment.

(3)	Represents average capacity as reported by the respective tenants or operators for the nine-month period.
SPP NOI and Adjusted NOI decreased primarily as a result of the following:

•	occupancy declines and higher labor costs; partially offset by

•	increased rates for resident fees.
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the following Non-SPP impacts:

•	increased NOI from (i) 2019 acquisitions and (ii) the transfer of 22 and 39 senior housing triple-net assets to our SHOP segment during 2018 and 2019, respectively; partially offset by

•	decreased NOI from assets sold in 2018 and 2019.
Additionally, the increase in Total Portfolio NOI and Adjusted NOI is partially offset by the aforementioned decreases to SPP.

Life Science

The following table summarizes results at and for the three months ended September 30, 2019 and 2018 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Rental and related revenues	$83,215	$78,629	$4,586	$118,561	$98,040	$20,521
Operating expenses	(19,872)	(18,642)	(1,230)	(29,520)	(23,668)	(5,852)
NOI	63,343	59,987	3,356	89,041	74,372	14,669
Adjustments to NOI	(1,371)	(1,386)	15	(7,067)	(1,439)	(5,628)
Adjusted NOI	$61,972	$58,601	$3,371	81,974	72,933	9,041
Less: non-SPP adjusted NOI				(20,002)	(14,332)	(5,670)
SPP adjusted NOI				$61,972	$58,601	$3,371
Adjusted NOI % change			5.8%
Property count(1)	96	96		131	129
Average occupancy	96.8%	96.1%		97.2%	95.9%
Average occupied square feet	5,801	5,759		7,690	7,065
Average annual total revenues per occupied square foot	$56	$54		$58	$55
Average annual base rent per occupied square foot(2)	$45	$43		$45	$44
_______________________________________

(1)
From our 2018 presentation of SPP, we removed 13 life science facilities that were sold, 3 life science facilities that were placed in redevelopment, and 1 life science facility related to a casualty event.

(2)
Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and deferred revenues).

SPP NOI and Adjusted NOI increased primarily as a result of the following:

•	new leasing activity;

•	mark-to-market lease renewals;

•	increased occupancy; and

•	specific to adjusted NOI, annual rent escalations.
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the aforementioned impacts to SPP and the following Non-SPP impacts:

•	increased NOI from (i) increased occupancy in developments and redevelopments placed into service in 2018 and 2019 and (ii) acquisitions in 2019, partially offset by

•	decreased NOI from (i) facilities sales in 2018 and 2019 and (ii) the placement of facilities into redevelopment in 2019.

The following table summarizes results at and for the nine months ended September 30, 2019 and 2018 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Rental and related revenues	$219,718	$205,902	$13,816	$320,630	$298,692	$21,938
Operating expenses	(51,471)	(48,013)	(3,458)	(76,992)	(68,208)	(8,784)
NOI	168,247	157,889	10,358	243,638	230,484	13,154
Adjustments to NOI	(2,583)	(2,115)	(468)	(17,159)	(7,423)	(9,736)
Adjusted NOI	$165,664	$155,774	$9,890	226,479	223,061	3,418
Less: non-SPP adjusted NOI				(60,815)	(67,287)	6,472
SPP adjusted NOI				$165,664	$155,774	$9,890
Adjusted NOI % change			6.3%
Property count(1)	93	93		131	129
Average occupancy	95.9%	94.5%		96.7%	94.6%
Average occupied square feet	5,402	5,324		7,118	7,229
Average annual total revenues per occupied square foot	$54	$51		$57	$54
Average annual base rent per occupied square foot(2)	$43	$41		$45	$44
_______________________________________

(1)
From our 2018 presentation of SPP, we removed 13 life science facilities that were sold, 3 life science facilities that were placed in redevelopment, and 1 life science facility related to a casualty event.

(2)
Base rent does not include tenant recoveries, additional rents in excess of floors, and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and deferred revenues).

SPP NOI and Adjusted NOI increased primarily as a result of the following:

•	new leasing activity;

•	mark-to-market lease renewals;

•	increased occupancy; and

•	specific to adjusted NOI, annual rent escalations.
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the aforementioned impacts to SPP and the following Non-SPP impacts:

•	increased NOI from: (i) increased occupancy in developments and redevelopments placed into service in 2018 and 2019, and (ii) acquisitions in 2019 and

•	decreased NOI from: (i) facilities sales in 2018 and 2019 and (ii) the placement of facilities into redevelopment in 2019.

Medical Office

The following table summarizes results at and for the three months ended September 30, 2019 and 2018 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Rental and related revenues	$128,612	$125,887	$2,725	$143,639	$139,566	$4,073
Operating expenses	(45,602)	(44,832)	(770)	(51,472)	(50,478)	(994)
NOI	83,010	81,055	1,955	92,167	89,088	3,079
Adjustments to NOI	(1,246)	(1,258)	12	(1,568)	(1,364)	(204)
Adjusted NOI	$81,764	$79,797	$1,967	90,599	87,724	2,875
Less: non-SPP adjusted NOI				(8,835)	(7,927)	(908)
SPP adjusted NOI				$81,764	$79,797	$1,967
Adjusted NOI % change			2.5%
Property count(1)	236	236		267	270
Average occupancy	92.1%	91.9%		92.1%	92.5%
Average occupied square feet	17,341	17,258		19,040	18,829
Average annual total revenues per occupied square foot	$29	$29		$30	$29
Average annual base rent per occupied square foot(2)	$25	$24		$25	$24
_______________________________________

(1)
From our 2018 presentation of SPP, we removed seven MOBs that were sold, four MOBs that were classified as held for sale, two MOBs that were placed into redevelopment, and one MOB that we intend to demolish.

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

The following table summarizes results at and for the nine months ended September 30, 2019 and 2018 (dollars and square feet in thousands, except per square foot data):

	SPP			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Rental and related revenues	$358,198	$350,409	$7,789	$427,761	$407,361	$20,400
Operating expenses	(122,032)	(120,593)	(1,439)	(150,635)	(146,881)	(3,754)
NOI	236,166	229,816	6,350	277,126	260,480	16,646
Adjustments to NOI	(3,393)	(4,548)	1,155	(4,542)	(5,129)	587
Adjusted NOI	$232,773	$225,268	$7,505	272,584	255,351	17,233
Less: non-SPP adjusted NOI				(39,811)	(30,083)	(9,728)
SPP adjusted NOI				$232,773	$225,268	$7,505
Adjusted NOI % change			3.3%
Property count(1)	227	227		267	270
Average occupancy	92.9%	93.0%		92.1%	92.5%
Average occupied square feet	16,371	16,360		19,074	18,503
Average annual total revenues per occupied square foot	$29	$28		$29	$29
Average annual base rent per occupied square foot(2)	$24	$24		$25	$24
_______________________________________

(1)
From our 2018 presentation of SPP, we removed seven MOBs that were sold, four MOBs that were classified as held for sale, two MOBs that were placed into redevelopment, and one MOB that we plan to demolish.

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

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Interest income	$2,741	$1,236	$1,505	$6,868	$9,048	$(2,180)
Interest expense	61,230	63,486	(2,256)	167,499	211,626	(44,127)
Depreciation and amortization	171,944	132,198	39,746	469,191	418,740	50,451
General and administrative	22,970	23,503	(533)	71,445	75,192	(3,747)
Transaction costs	1,319	4,489	(3,170)	7,174	9,088	(1,914)
Impairments (recoveries), net	38,257	5,268	32,989	115,653	19,180	96,473
Gain (loss) on sales of real estate, net	(784)	95,332	(96,116)	18,708	162,211	(143,503)
Loss on debt extinguishments	(35,017)	(43,899)	8,882	(36,152)	(43,899)	7,747
Other income (expense), net	693	1,604	(911)	24,834	(37,017)	61,851
Income tax benefit (expense)	6,261	4,929	1,332	11,583	14,919	(3,336)
Equity income (loss) from unconsolidated joint ventures	(7,643)	(911)	(6,732)	(10,012)	(442)	(9,570)
Noncontrolling interests’ share in earnings	(3,555)	(3,555)	—	(10,692)	(9,546)	(1,146)
Interest income
Interest income decreased for the nine months ended September 30, 2019 primarily as a result of: (i) the conversion of a bridge loan into real estate during the first quarter of 2018 and (ii) the paydown of a participating development loan during the first quarter of 2018, partially offset by increased funding of a new participating development loan during the second half of 2018 and first half of 2019.
Interest expense
Interest expense decreased for the three and nine months ended September 30, 2019 as a result of senior unsecured notes and term loan redemptions, repurchases, and repayments during 2018 and 2019 and increased capitalized interest in 2019 as a result of additional development activity.
Depreciation and amortization expense
Depreciation and amortization expense increased for the three and nine months ended September 30, 2019 primarily as a result of: (i) assets acquired during 2018 and 2019, (ii) the conversion of 14 senior housing triple-net assets from a DFL to a RIDEA structure in 2019, and (iii) development and redevelopment projects placed into service during 2018 and 2019, partially offset by dispositions of real estate throughout 2018 and 2019.
General and administrative expenses
General and administrative expenses decreased for the nine months ended September 30, 2019 primarily as a result of a reduction in severance and related charges (the nine months ended September 30, 2018 included charges related to the departure of our former Executive Chairman in March 2018), partially offset by increased employee compensation costs.
Transaction Costs
Transaction costs decreased for the three months ended September 30, 2019 primarily as a result of a decreased number of assets transitioned to new operators during 2019 and, therefore, decreased associated transition costs.
Impairments (recoveries), net
Impairments (recoveries), net increased for the three and nine months ended September 30, 2019 as a result of committing to a formal plan to sell certain assets and therefore, classifying those assets as held for sale.  While some properties that are classified as held for sale are expected to result in a gain recognized upon disposition, others had a carrying value that exceeded the expected sale proceeds less costs to sell, resulting in an impairment charge during the respective period. The impairment charges recognized in each period vary depending on facts and circumstances related to each asset and are impacted by negotiations with potential buyers, current operations of the assets, and other factors.

Gain (loss) on sales of real estate, net
During the three months ended September 30, 2019, we sold one MOB for $3 million and one SHOP asset for $7 million, resulting in no material gain or loss on sales. During the nine months ended September 30, 2019, we sold: (i) 11 SHOP assets for $89 million, (ii) 2 senior housing triple-net assets for $26 million, (iii) 6 MOBs for $18 million, (iv) 1 life science facility for $7 million, and (v) 1 undeveloped life science land parcel for $35 million, resulting in total net gain on sales of $19 million.
During the three months ended September 30, 2018, we sold 11 SHOP assets, 4 life science facilities, and 2 MOBs, resulting in total net gain on sales of real estate of $95 million. During the nine months ended September 30, 2018, we sold 21 SHOP assets, 2 senior housing triple-net assets, 4 life science facilities, 2 MOBs, our remaining interest in RIDEA II, and a 51% interest in our U.K Portfolio, resulting in total net gain on sales of $162 million.
Loss on debt extinguishment
Loss on debt extinguishment decreased for the three and nine months ended September 30, 2019 as a result of larger prepayment premiums related to senior unsecured note repayments during the third quarter of 2018 compared to repayments during the third quarter of 2019.
Other income (expense), net
Other income (expense), net, increased for the nine months ended September 30, 2019 primarily as a result of: (i) a gain on consolidation related to the acquisition of the outstanding equity interests in a senior housing joint venture in June 2019, (ii) a casualty-related gain recognized in the second quarter of 2019 related to hurricanes in 2017, and (iii) a loss on consolidation of seven U.K. care homes in March 2018 (see Note 15 to the Consolidated Financial Statements for additional information).
Income tax benefit (expense)
Income tax benefit decreased for the nine months ended September 30, 2019 primarily as a result of the tax benefit from the loss on consolidation of seven U.K. care homes in March 2018 and the tax expense from the gain on consolidation related to the acquisition of the outstanding equity interests in a senior housing joint venture in June 2019.
Equity income (loss) from unconsolidated joint ventures
Equity income (loss) from unconsolidated joint ventures decreased for the three months ended September 30, 2019 as a result of an impairment charge recognized related to one asset classified as held-for-sale in the CCRC JV (see Note 7 to the Consolidated Financial Statements for more information). Equity income (loss) from unconsolidated joint ventures further decreased for the nine months ended September 30, 2019 as a resulting of disposing of our equity investment in RIDEA II during the second quarter of 2018.
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
Our principal investing needs for the next 12 months are to:

•	fund capital expenditures, including tenant improvements and leasing costs and

•	fund future acquisition, transactional and development activities.
We anticipate satisfying these future investing needs using one or more of the following:

•	cash flow from operations;

•	sale or exchange of ownership interests in properties;

•	borrowings under our Facilities and Commercial Paper Program;

•	issuance of additional debt, including unsecured notes and mortgage debt; and/or

•	issuance of common or preferred stock.

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our Revolving Facility and 2019 Term Loan accrue interest at a rate per annum equal to LIBOR plus a margin that depends upon our credit ratings. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. At October 29, 2019, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global and Fitch, and short-term credit ratings of P-2, A-2, and F2 from Moody’s, S&P Global, and Fitch, respectively.
Cash Flow Summary
The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Net cash provided by (used in) operating activities	$628,601	$632,918	$(4,317)
Net cash provided by (used in) investing activities	(1,441,514)	817,534	(2,259,048)
Net cash provided by (used in) financing activities	828,248	(1,424,159)	2,252,407
Operating Cash Flows
The decrease in operating cash flow is primarily the result of a reduction in income related to (i) dispositions during 2018 and 2019 and (ii) occupancy declines and higher labor costs within our SHOP segment. The decrease in operating cash flow is partially offset by: (i) 2018 and 2019 acquisitions, (ii) annual rent increases, (iii) new leasing activity, (iv) developments and redevelopments placed in service during 2018 and 2019, and (v) decreased interest paid as a result of debt repayments during 2018 and 2019. Our cash flow from operations is dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors.
Investing Cash Flows
The following are significant investing activities for the nine months ended September 30, 2019:

•	made investments of $1.9 billion primarily related to the acquisition, development, and redevelopment of real estate and funding of a participating development loan and

•	received net proceeds of $465 million primarily from sales of real estate assets.
The following are significant investing activities for the nine months ended September 30, 2018:

•	received net proceeds of $1.6 billion primarily from sales of: (i) RIDEA II, (ii) other real estate assets, and (iii) a mezzanine loan, and the U.K. JV transaction and

•	made investments of $765 million primarily related to the acquisition, development, and redevelopment of real estate.
Financing Cash Flows
The following are significant financing activities for the nine months ended September 30, 2019:

•	made net borrowings of $845 million under our bank line of credit, term loan, senior unsecured notes (including debt extinguishment costs), and mortgage debt;

•	issued common stock of $511 million; and

•	paid cash dividends on common stock of $537 million.

The following are significant financing activities for the nine months ended September 30, 2018:

•	made net repayments of $1.1 billion under our bank line of credit, term loan, senior unsecured notes (including debt extinguishment costs) and mortgage debt;

•	paid cash dividends on common stock of $523 million;

•	paid $78 million for distributions to and purchases of noncontrolling interests (primarily related to our acquisition of Brookdale’s noncontrolling interest in RIDEA I); and

•	received proceeds of $299 million for issuances of noncontrolling interests (primarily related to the MSREI MOB JV; see Note 4 for discussion of the formation of the MSREI MOB JV).

Debt
Bank Line of Credit, Term Loans and Commercial Paper Program
In May 2019, we entered into the Revolving Facility, a new $2.5 billion unsecured revolving line of credit facility maturing on May 23, 2023. The Revolving Facility contains two, six-month extension options, subject to certain customary conditions. Additionally, in May 2019, we entered into the 2019 Term Loan, a new $250 million unsecured term loan facility, which we borrowed the full $250 million capacity of in June 2019. The 2019 Term Loan matures on May 23, 2024. The Facilities include a feature that allows us to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments.
In September 2019, we established the Commercial Paper Program. Under the terms of the Commercial Paper Program, we may issue, from time to time, unsecured short-term debt securities with varying maturities not in excess of 397 days from the date of issue. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed from time to time, with the maximum aggregate face or principal amount outstanding at any one time not exceeding $1.0 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of our other unsecured and unsubordinated indebtedness. We intend to use the Revolving Facility as a liquidity backstop for the repayment of unsecured short-term debt securities issued under the Commercial Paper Program. As of September 30, 2019, we had no borrowings outstanding under the Commercial Paper Program. As of October 29, 2019, there was a balance of $650 million outstanding under the Commercial Paper Program, with original maturities ranging from three weeks to one month and a weighted average interest rate of 2.15%. We primarily utilized amounts borrowed under the Commercial Paper Program to repay amounts previously borrowed under the Revolving Facility.
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
See Note 9 to the Consolidated Financial Statements for additional information about our outstanding debt.
Approximately 85% and 87% of our consolidated debt, inclusive of $42 million and $43 million of variable rate debt swapped to fixed through interest rate swaps, was fixed rate debt as of September 30, 2019 and 2018, respectively. At September 30, 2019, our fixed rate debt and variable rate debt had weighted average interest rates of 4.07% and 3.04%, respectively. At September 30, 2018, our fixed rate debt and variable rate debt had weighted average interest rates of 4.03% and 3.35%, respectively. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
Equity
At September 30, 2019, we had 495 million shares of common stock outstanding, equity totaled $6.5 billion, and our equity securities had a market value of $17.9 billion.
At September 30, 2019, non-managing members held an aggregate of 5 million units in seven limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At September 30, 2019, the DownREIT units were convertible into 7 million shares of our common stock.

At-The-Market Program
In February 2019, we terminated our 2018 ATM Program and concurrently established our 2019 ATM Program. In addition to the issuance and sale of shares of our common stock, we may also enter into one or more forward sales agreements with sales agents for the sale of our shares of common stock under our 2019 ATM Program.
At September 30, 2019, we had 9.3 million shares outstanding under forward contracts under the 2019 ATM Program, with a weighted average net price of $31.06 per share, after commissions. At September 30, 2019, approximately $341 million of our common stock remained available for sale under the 2019 ATM Program, after giving effect to equity issued directly and pursuant to forward sale contracts as described in Note 11 to the Consolidated Financial Statements. Actual future sales will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any of the remaining shares under our 2019 ATM Program.
During the three months ended September 30, 2019, we utilized the forward provisions under the 2019 ATM Program to allow for the sale of up to an additional 1.2 million shares of our common stock at an initial weighted average net price of $31.10 per share, after commissions.
See Note 11 to the Consolidated Financial Statements for additional information about our 2019 ATM Program, including with respect to equity sales during the three and nine months ended September 30, 2019.
2018 Forward Equity Offering
In December 2018, we entered into a forward sales agreement to sell up to an aggregate of 15.25 million shares of our common stock (including shares issued through the exercise of underwriters’ options) at an initial net price of $28.60 per share, after underwriting discounts and commissions. The agreement has a one year term and expires on December 13, 2019 during which time we may settle the forward sales agreement by delivery of physical shares of common stock to the forward seller or, at the our election, by settling in cash or net shares. The forward sale price that we expect to receive upon settlement of the agreement will be the initial net price of $28.60 per share, subject to adjustments for: (i) accrued interest, (ii) the forward purchasers’ stock borrowing costs, and (iii) certain fixed price reductions during the term of the agreement. At September 30, 2019, 10.15 million shares remain outstanding under the forward sales agreement.
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
Contractual Obligations and Off-Balance Sheet Arrangements
Our commitments related to development and redevelopment projects increased by $56 million, to $355 million at September 30, 2019 when compared to December 31, 2018, primarily as a result of additional development and redevelopment projects. There have been no other material changes, outside of the ordinary course of business, to these contractual obligations during the nine months ended September 30, 2019.
In October 2019, as part of the development program with HCA Healthcare, we executed development agreements for two additional on campus MOBs with aggregate estimated costs of approximately $34 million.
Our commitments related to debt have materially changed since December 31, 2018 as a result of entering into the Revolving Facility in May 2019 and the issuance, redemption, and repurchase of senior unsecured notes in July 2019. See Note 9 to the Consolidated Financial Statements for additional information about our debt commitments.
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

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NAREIT FFO, FFO as adjusted and FAD (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) applicable to common shares	$(46,249)	$98,946	$787	$228,267
Real estate related depreciation and amortization	171,944	132,198	469,191	418,740
Real estate related depreciation and amortization on unconsolidated joint ventures	14,952	15,180	45,153	48,730
Real estate related depreciation and amortization on noncontrolling interests and other	(4,999)	(2,971)	(14,927)	(7,136)
Other real estate-related depreciation and amortization	1,357	2,343	4,798	4,906
Loss (gain) on sales of real estate, net	784	(95,332)	(18,708)	(162,211)
Loss (gain) on sales of real estate, net on noncontrolling interests	(2)	—	206	—
Loss (gain) upon consolidation of real estate, net(1)	20	—	(11,481)	41,017
Taxes associated with real estate dispositions	—	—	—	1,147
Impairments (recoveries) of depreciable real estate, net(2)	43,784	5,268	111,033	11,541
NAREIT FFO applicable to common shares	181,591	155,632	586,052	585,001
Distributions on dilutive convertible units and other	1,675	—	4,954	—
Diluted NAREIT FFO applicable to common shares	$183,266	$155,632	$591,006	$585,001

Weighted average shares outstanding - diluted NAREIT FFO	499,450	470,118	489,609	469,876

Impact of adjustments to NAREIT FFO:
Transaction-related items	$1,335	$4,678	$13,659	$8,612
Other impairments (recoveries) and losses (gains), net(3)	—	—	10,147	4,341
Severance and related charges(4)	1,334	4,573	5,063	13,311
Loss on debt extinguishments(5)	35,017	43,899	36,152	43,899
Litigation costs (recoveries)	(150)	(545)	(549)	41
Casualty-related charges (recoveries), net(6)	1,607	—	(4,636)	—
Foreign currency remeasurement losses (gains)	(162)	(41)	(350)	(106)
Total adjustments	$38,981	$52,564	$59,486	$70,098

FFO as adjusted applicable to common shares	$220,572	$208,196	$645,538	$655,099
Distributions on dilutive convertible units and other	1,588	(90)	4,809	(180)
Diluted FFO as adjusted applicable to common shares	$222,160	$208,106	$650,347	$654,919

Weighted average shares outstanding - diluted FFO as adjusted	499,450	470,118	489,609	469,876

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
FFO as adjusted applicable to common shares	$220,572	$208,196	$645,538	$655,099
Amortization of deferred compensation(7)	3,715	3,530	11,613	11,249
Amortization of deferred financing costs	2,735	3,070	8,174	9,760
Straight-line rents	(10,252)	(4,409)	(22,192)	(20,888)
FAD capital expenditures	(24,107)	(24,646)	(62,840)	(70,237)
Lease restructure payments	289	300	870	901
CCRC entrance fees(8)	5,731	6,524	14,071	13,203
Deferred income taxes	(6,434)	(4,880)	(14,063)	(12,751)
Other FAD adjustments(9)	(2,002)	(1,140)	(4,387)	(7,959)
FAD applicable to common shares	190,247	186,545	576,784	578,377
Distributions on dilutive convertible units and other	1,675	—	4,953	—
Diluted FAD applicable to common shares	$191,922	$186,545	$581,737	$578,377

Weighted average shares outstanding - diluted FAD	499,450	470,118	489,609	469,876

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Diluted earnings per common share	$(0.09)	$0.21	$0.00	$0.49
Depreciation and amortization	0.37	0.31	1.03	0.99
Loss (gain) on sales of real estate, net	0.00	(0.20)	(0.03)	(0.34)
Loss (gain) upon consolidation of real estate, net(1)	0.00	—	(0.02)	0.09
Impairments (recoveries) of depreciable real estate, net(2)	0.09	0.01	0.23	0.02
Diluted NAREIT FFO per common share	$0.37	$0.33	$1.21	$1.25
Transaction-related items	0.00	0.01	0.03	0.01
Other impairments (recoveries) and losses (gains), net(3)	—	—	0.02	0.01
Severance and related charges(4)	0.00	0.01	0.01	0.03
Loss on debt extinguishment(5)	0.07	0.09	0.07	0.09
Casualty-related charges (recoveries), net(6)	0.00	—	(0.01)	—
Diluted FFO as adjusted per common share	$0.44	$0.44	$1.33	$1.39
_______________________________________

(1)
For the nine months ended September 30, 2019, represents the gain related to the acquisition of the outstanding equity interests in a previously unconsolidated senior housing joint venture. For the nine months ended September 30, 2018, represents the loss on consolidation of seven U.K. care homes.

(2)
For the three and nine months ended September 30, 2019, includes a $6 million impairment charge related to depreciable real estate held by the CCRC JV, which we recognized in equity income (loss) from unconsolidated joint ventures in the consolidated statement of operations.

(3)
For the nine months ended September 30, 2019, represents the impairment of 13 senior housing triple-net facilities under direct financing leases recognized as a result of entering into sales agreements. For the nine months ended September 30, 2018, represents the impairment of an undeveloped life science land parcel classified as held for sale, partially offset by an impairment recovery upon the sale of a mezzanine loan investment in March 2018.

(4)
For the nine months ended September 30, 2018, primarily relates to the departure of our former Executive Chairman, which consisted of $6 million of cash severance and $3 million of equity award vestings.

(5)	For all periods presented, represents the premium associated with the prepayment of senior unsecured notes.

(6)
For the three months ended September 30, 2019, represents evacuation costs related to hurricanes. For the nine months ended September 30, 2019, represents incremental insurance proceeds received for property damage and other associated costs related to hurricanes in 2017, net of evacuation costs related to hurricanes in 2019.

(7)
Excludes amounts related to the acceleration of deferred compensation for restricted stock units that vested upon the departure of certain former employees, which have already been excluded from FFO as adjusted in severance and related charges.

(8)	Represents our 49% share of our CCRC JV's non-refundable entrance fees collected in excess of amortization.

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
Interest Rate Risk.  At September 30, 2019, our exposure to interest rate risk is primarily on our variable rate debt. At September 30, 2019, $42 million of our variable-rate debt was hedged by interest rate swap transactions. The interest rate swaps are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable-rate debt to fixed interest rates.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. A one percentage point increase or decrease in interest rates would change the fair value of our fixed rate debt by approximately $324 million and $351 million, respectively, and would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance at September 30, 2019, our annual interest expense and interest income would increase by approximately $10 million and $1 million, respectively.
Foreign Currency Risk.  At September 30, 2019, our exposure to foreign currencies primarily relates to U.K. investments in leased real estate and related GBP denominated cash flows. Our foreign currency exposure is partially mitigated through the use of GBP-denominated borrowings. Based solely on our operating results for the three months ended September 30, 2019, including the impact of existing hedging arrangements, if the value of the GBP relative to the U.S. dollar were to increase or decrease by 10% compared to the average exchange rate during the three months ended September 30, 2019, the increase or decrease to our cash flows would not be material.
Market Risk.  We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength, and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At September 30, 2019, both the fair value and carrying value of marketable debt securities was $20 million.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.
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
None.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf during the three months ended September 30, 2019.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
July 1-31, 2019	—	$—	—	—
August 1-31, 2019	9,154	34.25	—	—
September 1-30, 2019	1,042	35.06	—	—
Total	10,196	$34.33	—	—
_______________________________________

(1)
Represents shares of our common stock withheld under our equity incentive plans to offset tax withholding obligations that occur upon vesting of restricted shares. The value of the shares withheld is based on the closing price of our common stock on the last trading day prior to the date the relevant transaction occurred.

Item 6. Exhibits

3.1
Articles of Restatement of Healthpeak Properties, Inc. (formerly HCP, Inc.), dated June 1, 2012, as supplemented by the Articles Supplementary, dated July 31, 2017 (incorporated herein by reference to Exhibit 3.1 to Healthpeak’s Quarterly Report on Form 10-Q filed November 2, 2017).

3.2
Articles of Amendment to Articles of Restatement of Healthpeak Properties, Inc. (formerly HCP, Inc.), dated October 30, 2019 (incorporated herein by reference to Exhibit 3.1 to Healthpeak’s Current Report on Form 8-K filed October 30, 2019).

3.3
Sixth Amended and Restated Bylaws of Healthpeak Properties, Inc., dated October 30, 2019 (incorporated herein by reference to Exhibit 3.2 to Healthpeak’s Current Report on Form 8-K filed October 30, 2019).

10.1	Second Amended and Restated Limited Liability Company Agreement of SH DR California IV, LLC, dated as of July 18, 2019.*

31.1	Certification by Thomas M. Herzog, Healthpeak’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Thomas M. Herzog, Healthpeak’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________
*       Filed herewith.
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2019	Healthpeak Properties, Inc.

(Registrant)

/s/ THOMAS M. HERZOG
Thomas M. Herzog
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PETER A. SCOTT
Peter A. Scott
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)