Form 10-K
period 2019-12-31
HEALTHPEAK PROPERTIES, INC.
filed 2020-02-13
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 001-08895

Healthpeak Properties, Inc.
(Exact name of registrant as specified in its charter)

Maryland	33-0091377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1920 Main Street, Suite 1200
Irvine, CA 92614
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (949) 407-0700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	PEAK	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $13.2 billion.
As of February 10, 2020 there were 505,411,840 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

Healthpeak Properties, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2019

All references in this report to “Healthpeak,” the “Company,” “we,” “us” or “our” mean Healthpeak Properties, Inc., together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “Healthpeak Properties, Inc.” mean the parent company without its subsidiaries.
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

•
the financial condition of our existing and future tenants, operators, and borrowers, including potential bankruptcies and downturns in their businesses, and their legal and regulatory proceedings, which may result in uncertainties regarding our ability to continue to realize the full benefit of such tenants’ and operators’ leases and borrowers’ loans;

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

•
our, or our counterparties', ability to fulfill obligations, such as financing conditions and/or regulatory approval requirements, required to successfully consummate acquisitions, dispositions, transitions, developments, redevelopments, joint venture transactions, or other transactions;

•	our ability to achieve the benefits of acquisitions or other investments within expected time frames or at all, or within expected cost projections;

•
the potential impact on us and our tenants, operators and borrowers from current and future litigation matters, including the possibility of larger than expected litigation costs, adverse results, and related developments;

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

•	changes in global, national and local economic and other conditions;

•	our ability to manage our indebtedness level and changes in the terms of such indebtedness;

•	competition for skilled management and other key personnel;

•	our reliance on information technology systems and the potential impact of system failures, disruptions or breaches; and

•	our ability to maintain our qualification as a real estate investment trust (“REIT”).
Except as required by law, we do not undertake, and hereby disclaim, any obligation to update any forward-looking statements, which speak only as of the date on which they are made.

PART I

ITEM 1.	Business
General Overview

Healthpeak Properties, Inc. is a Standard & Poor's ("S&P") 500 company that acquires, develops, owns, leases, and manages healthcare real estate across the United States ("U.S."). We are a Maryland corporation and qualify as a self-administered REIT. We are headquartered in Irvine, California, with additional offices in Nashville and San Francisco. At December 31, 2019, we had 204 full-time employees.
On October 30, 2019, we changed our name from HCP, Inc. to Healthpeak Properties, Inc. Our common shares began trading on the New York Stock Exchange under the new name and ticker symbol, "PEAK", on November 5, 2019.
We invest in a diversified portfolio of high-quality healthcare properties across our three core asset classes of senior housing, life science, and medical office real estate. Our senior housing properties are either operated under triple-net leases in our senior housing triple-net segment or through RIDEA structures in our senior housing operating portfolio (“SHOP”) segment. Under the life science and medical office segments, we invest through the acquisition, development, and management of life science buildings and medical office buildings. We have other non-reportable segments that are comprised primarily of our unconsolidated joint ventures, hospital properties, and debt investments.
At December 31, 2019, our consolidated portfolio of investments consisted of interests in 617 properties. We also owned interests in 48 properties owned by our unconsolidated joint ventures at December 31, 2019. The following table summarizes information for our reportable segments for the year ended December 31, 2019 (dollars in thousands):

Segment	Total Portfolio Adjusted NOI(1)	Percentage of Total Portfolio Adjusted NOI(1)	Number of Properties
Senior housing triple-net	$197,601	18%	90
SHOP	162,330	15%	115
Life science	311,192	29%	134
Medical office	364,115	33%	267
Other non-reportable(2)	51,873	5%	11
Totals	$1,087,111	100%	617
_______________________________________
(1) Total Portfolio metrics include results of operations from disposed properties and properties that transitioned segments through the disposition or transition date. Adjusted NOI excludes our share of income (loss) from unconsolidated joint ventures. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-GAAP Financial Measures" for additional information regarding Adjusted NOI and see Note 15 to the Consolidated Financial Statements for a reconciliation of Adjusted NOI by segment to net income (loss).
(2) Adjusted NOI for Other non-reportable segments excludes our share of earnings from unconsolidated joint ventures, which is recorded in equity income (loss) from unconsolidated joint ventures in our consolidated statements of operations.
For a description of our significant activities during 2019, see “Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—2019 Transaction Overview” in this report.
Business Strategy

We invest in and manage our real estate portfolio for the long-term to maximize benefit to our stockholders and support the growth of our dividends. Our strategy consists of four core elements:

(i)
Our real estate: Our portfolio is grounded in high-quality properties in desirable locations. We focus on three purposely selected private pay asset classes, senior housing, life science, and medical office, to provide stability through inevitable market cycles.

(ii)
Our financials: We maintain a strong investment-grade balance sheet with ample liquidity as well as long-term fixed-rate debt financing with staggered maturities to reduce our exposure to interest-rate volatility and refinancing risk.

(iii)
Our partnerships: We work with leading healthcare companies, operators, and service providers and are responsive to their space and capital needs. We provide high-quality management services to encourage tenants to renew, expand, and relocate into our properties, which drives increased occupancy, rental rates, and property values.

(iv)
Our platform: We have a people-first culture that we believe attracts, develops, and retains top talent. We continually strive to create and maintain an industry-leading platform with systems and tools that allow us to effectively and efficiently manage our assets and investment activity.

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
We expect to continue our internal growth as a result of our ability to:

•
Build and maintain long-term leasing and management relationships with quality tenants and operators. In choosing locations for our properties, we focus on the physical environment, adjacency to established businesses (e.g., hospital systems) and educational centers, proximity to sources of business growth, and other local demographic factors.

•
Replace tenants and operators at the best available market terms and lowest possible transaction costs. We believe we are well-positioned to attract new tenants and operators and achieve attractive rental rates and operating cash flow as a result of the location, design, and maintenance of our properties, together with our reputation for high-quality building services and responsiveness to tenants, and our ability to offer space alternatives within our portfolio.

•
Extend and modify terms of existing leases prior to expiration. We structure lease extensions, early renewals, or modifications, which reduce the cost associated with lease downtime or the re-investment risk resulting from the exercise of tenants’ purchase options, while securing the tenancy and relationship of our high quality tenants and operators on a long-term basis.

Investment Strategies
The delivery of healthcare services requires real estate and, as a result, tenants and operators depend on real estate, in part, to maintain and grow their businesses. We believe the healthcare real estate market provides investment opportunities due to the: (i) compelling long-term demographics driving the demand for healthcare services; (ii) specialized nature of healthcare real estate investing; and (iii) ongoing consolidation of the fragmented healthcare real estate sector.
While we emphasize healthcare real estate ownership, we may also provide real estate secured financing to, or invest in equity or debt securities of, healthcare operators or other entities engaged in healthcare real estate ownership. We may also acquire all or substantially all of the securities or assets of other REITs, operating companies, or similar entities where such investments would be consistent with our investment strategies. We may co-invest alongside institutional or development investors through partnerships or limited liability companies.
We monitor, but do not limit, our investments based on the percentage of our total assets that may be invested in any one property type, investment vehicle, or geographic location, the number of properties that may be leased to a single tenant or operator, or loans that may be made to a single borrower. In allocating capital, we target opportunities with the most attractive risk/reward profile for our portfolio as a whole. We may take additional measures to mitigate risk, including diversifying our investments (by sector, geography, tenant, or operator), structuring transactions as master leases, requiring tenant or operator insurance and indemnifications, and/or obtaining credit enhancements in the form of guarantees, letters of credit, or security deposits.
We believe we are well-positioned to achieve external growth through acquisitions, financing, and development. Other factors that contribute to our competitive position include:

•	our reputation gained through over 30 years of successful operations and the strength of our existing portfolio of properties;

•
our relationships with leading healthcare operators and systems, investment banks and other market intermediaries, corporations, private equity firms, not-for-profit organizations, and public institutions seeking to monetize existing assets or develop new facilities;

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
We may finance acquisitions and other investments through the following vehicles:

•	cash flow from operations;

•	sale or exchange of ownership interests in properties or other investments;

•	borrowings under our credit facility or commercial paper program;

•	issuance of additional debt, including unsecured notes, term loans, and mortgage debt; and/or

•	issuance of common stock or preferred stock or its equivalent.
We maintain a disciplined balance sheet by actively managing our debt to equity levels and maintaining multiple sources of liquidity. Our debt obligations are primarily long-term fixed rate with staggered maturities.
We finance our investments based on our evaluation of available sources of funding. For short-term purposes, we may utilize our revolving line of credit facility or commercial paper program, arrange for other short-term borrowings from banks or other sources, or issue equity securities pursuant to our at-the-market equity offering program. We arrange for longer-term financing by offering debt and equity securities, placing mortgage debt, and obtaining capital from institutional lenders and joint venture partners.
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
Our triple-net leases are typically long-term agreements with third party tenant-operators. Under triple-net leases, our tenant-operators are typically responsible for the ongoing expenses of the property, including real estate taxes, insurance, and maintenance, in addition to paying rent and utilities. Additionally, operational risks and liabilities are the responsibility of our tenant-operator, including with respect to any employment matters, compliance with healthcare and other laws and liabilities relating to personal injury-tort matters, resident-patient quality of care claims, and governmental reimbursement matters.
A RIDEA structure allows us, through a taxable REIT subsidiary (“TRS”), to receive cash flow from the operations of a healthcare facility (as compared to only receiving contractual rent from a third-party tenant-operator under a triple-net lease structure) in compliance with REIT tax requirements. The criteria for operating a healthcare facility through a RIDEA structure require us to lease the facility to an affiliate TRS under a triple-net lease, and for such affiliate TRS to engage an independent qualifying management company (also known as an eligible independent contractor or third-party operator) to manage and operate the day-to-day business of the facility in exchange for a management fee. As a result, under a RIDEA structure, we are required to rely on a third-party operator to hire and train all facility employees, enter into many third-party contracts for the benefit of the facility, including resident/patient agreements, comply with laws, including but not limited to healthcare laws, and provide resident care. We are substantially limited in our ability to control or influence day-to-day operations under a RIDEA structure, and thus rely on the third-party tenant-operator to manage and operate the business.

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
We view RIDEA as an important structure for senior housing properties that present attractive valuation entry points and/or growth profiles, and this structure has become the preferred structure (as opposed to triple-net leases) among most high-quality operators in the senior housing industry. Many of the management agreements we have in RIDEA structures have terms ranging from 5 to 15 years, with mutual renewal options. The base management fees are typically 4.5% to 5.0% of gross revenues (as defined in the respective management agreements) generated by the RIDEA properties. In addition, there are sometimes incentive management fees payable to our third-party operators if operating results of the RIDEA properties exceed pre-established thresholds. Conversely, there are sometimes provisions in the management agreements that reduce management fees payable to our third-party operators if operating results do not meet certain pre-established thresholds.
Our senior housing property types under both triple-net leases and RIDEA structures are further described below:

•
Independent Living Facilities.  ILFs are designed to meet the needs of seniors who choose to live in an environment surrounded socially by their peers with services such as housekeeping, meals, and activities. Additionally, the programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting, and other activities sought by residents. These residents generally do not need assistance with activities of daily living (“ADL”). However, in some of our facilities, residents have the option to contract for these services.

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

•
Continuing Care Retirement Communities.  CCRCs offer several levels of service, including independent living, assisted living, and skilled nursing home care. CCRCs are different from other housing and care options for seniors because they usually provide written agreements or long-term contracts between residents and the communities (frequently lasting the term of the resident’s lifetime), which offer a continuum of housing, services and healthcare on one campus or site. CCRCs are appealing as they allow residents to “age in place.” CCRCs typically require the individual to be in relatively good health and independent upon entry.

The following table provides information about our senior housing triple-net tenant concentration for the year ended December 31, 2019:

Tenant	Percentage of Segment Revenues	Percentage of Total Revenues
Brookdale Senior Living, Inc. (“Brookdale”)(1)	38%	4%
_______________________________________

(1)
Excludes facilities operated by Brookdale in our SHOP segment, as discussed below. Percentages of segment and total revenues include partial-year revenue earned from senior housing triple-net facilities that were sold or transitioned during 2019. Accordingly, the percentages of segment and total revenues are expected to decrease in 2020 (see Note 3 to the Consolidated Financial Statements).

As third-party operators manage our RIDEA properties in exchange for the receipt of a management fee, we are not directly exposed to the credit risk of these operators in the same manner or to the same extent as our triple-net tenants.

Life science
These properties contain laboratory and office space primarily for biotechnology, medical device and pharmaceutical companies, scientific research institutions, government agencies, and other organizations involved in the life science industry. While these properties have characteristics similar to commercial office buildings, they generally contain more advanced electrical, mechanical, heating, ventilating, and air conditioning systems. The facilities generally have specialty equipment including emergency generators, fume hoods, lab bench tops, and related amenities. In many instances, life science tenants make significant investments to improve their leased space, in addition to landlord improvements, to accommodate biology, chemistry, or medical device research initiatives.
Life science properties are primarily configured in business park or campus settings and include multiple buildings. The business park and campus settings allow us the opportunity to provide flexible, contiguous/adjacent expansion to accommodate the growth of existing tenants. Our properties are located in well-established geographical markets known for scientific research and drug discovery, including San Francisco (57%) and San Diego (25%), California, and Boston, Massachusetts (12%) (based on square feet). At December 31, 2019, 87% of our life science properties were triple-net leased (based on leased square feet).
The following table provides information about our life science tenant concentration for the year ended December 31, 2019:

Tenants	Percentage of Segment Revenues	Percentage of Total Revenues
Amgen, Inc.	12%	3%
Medical office
Medical office buildings (“MOBs”) typically contain physicians’ offices and examination rooms, and may also include pharmacies, hospital ancillary service space, and outpatient services such as diagnostic centers, rehabilitation clinics, and day-surgery operating rooms. While these facilities are similar to commercial office buildings, they require additional plumbing, electrical, and mechanical systems to accommodate multiple exam rooms that may require sinks in every room and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain vaults or other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices), with approximately 84% of our MOBs located on hospital campuses and 95% affiliated with hospital systems (based on square feet). Occasionally, we invest in MOBs located on hospital campuses subject to ground leases. At December 31, 2019, approximately 58% of our MOBs were net leased (based on leased square feet) with the remaining leased under gross or modified gross leases.
The following table provides information about our medical office tenant concentration for the year ended December 31, 2019:

Tenant	Percentage of Segment Revenues	Percentage of Total Revenues
HCA Healthcare, Inc. (HCA)	23%	6%
Other non-reportable segments.
At December 31, 2019, we had interests in 11 hospitals and 10 debt investments. Additionally, we had interests in 43 senior housing facilities, 3 MOBs, and 2 post-acute/skilled nursing facilities (“SNFs”) owned and operated by our unconsolidated joint ventures. Services provided by our tenants and operators in hospitals are paid for by private sources, third-party payors (e.g., insurance and HMOs) or through Medicare and Medicaid programs. Our hospital property types include acute care, long-term acute care, and specialty and rehabilitation hospitals. SNFs offer restorative, rehabilitative, and custodial nursing care for people following a hospital stay or not requiring the more extensive and complex treatment available at hospitals. All of our hospitals are triple-net leased.
Competition

Investing in real estate serving the healthcare industry is highly competitive. We face competition from other REITs, investment companies, pension funds, private equity investors, sovereign funds, healthcare operators, lenders, developers, and other institutional investors, some of whom may have greater flexibility (e.g., non-REIT competitors), greater resources, and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. Our ability to compete may also be impacted by global, national, and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation, and population trends.

Income from our investments depends on our tenants’ and operators’ ability to compete with other companies on multiple levels, including: (i) the quality of care provided, (ii) reputation, (iii) success of product or drug development, (iv) the physical appearance of a facility, (v) price and range of services offered, (vi) alternatives for healthcare delivery, (vii) the supply of competing properties, (viii) physicians, (ix) staff, (x) referral sources, (xi) location, (xii) the size and demographics of the population in surrounding areas, and (xiii) the financial condition of our tenants and operators. For a discussion of the risks associated with competitive conditions affecting our business, see “Item 1A, Risk Factors” in this report.
Government Regulation, Licensing and Enforcement

Overview
Our healthcare facility operators (which include our TRS entities when we use a RIDEA structure) and tenants are typically subject to extensive and complex federal, state, and local healthcare laws and regulations relating to quality of care, licensure and certificate of need, government reimbursement, fraud and abuse practices, and similar laws governing the operation of healthcare facilities, and we expect the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management, and provision of services, among others. These regulations are wide ranging and can subject our tenants and operators to civil, criminal, and administrative sanctions. Affected tenants and operators may find it increasingly difficult to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties are subject to oversight from several government agencies, and the laws may vary from one jurisdiction to another. Changes in laws, regulations, reimbursement enforcement activity, and regulatory non-compliance by our tenants and operators can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under “Item 1A, Risk Factors” in this report.
The following is a discussion of certain laws and regulations generally applicable to our operators, and in certain cases, to us.
Fraud and Abuse Enforcement
There are various extremely complex U.S. federal and state laws and regulations governing healthcare providers’ relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include: (i) U.S. federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid, or other U.S. federal or state healthcare programs; (ii) U.S. federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit or restrict the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services; (iii) U.S. federal and state physician self-referral laws (commonly referred to as the “Stark Law”), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship; and (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services. Violations of U.S. healthcare fraud and abuse laws carry civil, criminal, and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement, and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. These laws are enforced by a variety of federal, state, and local agencies and in the U.S. can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Many of our tenants and operators are subject to these laws, and may become the subject of governmental enforcement actions or whistleblower actions if they fail to comply with applicable laws. Additionally, as of November 2019, the licensed operators of our U.S. long-term care facilities that participate in government reimbursement programs are required to have compliance and ethics programs that meet the requirements of federal laws and regulations relating to the Social Security Act. Consistent with RIDEA, such responsibilities are delegated to our operating partners and we have developed a program to periodically monitor compliance with such obligations.

Laws and Regulations Governing Privacy and Security
There are various U.S. federal and state privacy laws and regulations, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1996 (commonly referred to as “HIPAA”), which provide for the privacy and security of personal health information. An increasing focus of the U. S. Federal Trade Commission’s (“FTC’s”) consumer protection regulation is the impact of technological change on protection of consumer privacy. The FTC, as well as state attorneys general, have taken enforcement action against companies that do not abide by their representations to consumers regarding electronic security and privacy. To the extent we or our affiliated operating entities are a covered entity or business associate under HIPAA and the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), compliance with those requirements would require us to, among other things, conduct a risk analysis, implement a risk management plan, implement policies and procedures, and conduct employee training. In most cases, we are dependent on our tenants and management companies to fulfill our compliance obligations, and we have developed a program to periodically monitor compliance with such obligations. Because of the far reaching nature of these laws, there can be no assurance we would not be required to alter one or more of our systems and data security procedures to be in compliance with these laws. Our failure to protect health information could subject us to civil or criminal liability and adverse publicity, and could harm our business and impair our ability to attract new customers and residents. We may be required to notify individuals, as well as government agencies and the media, if we experience a data breach.
Reimbursement
Sources of revenue for some of our tenants and operators include, among others, governmental healthcare programs, such as the federal Medicare programs and state Medicaid programs, and non-governmental third-party payors, such as insurance carriers and HMOs. As federal and state governments focus on healthcare reform initiatives, and as the federal government and many states face significant current and future budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and operators. Additionally, new and evolving payor and provider programs in the U.S., including but not limited to Medicare Advantage, Dual Eligible, Accountable Care Organizations, and Bundled Payments could adversely impact our tenants’ and operators’ liquidity, financial condition, or results of operations.
Healthcare Licensure and Certificate of Need
Certain healthcare facilities in our portfolio are subject to extensive national, federal, state, and local licensure, certification, and inspection laws and regulations. A healthcare facility’s failure to comply with these laws and regulations could result in a revocation, suspension, restriction, or non-renewal of the facility’s license and loss of a certificate of need, which could adversely affect the facility’s operations and ability to bill for items and services provided at the facility. In addition, various licenses and permits are required to handle controlled substances (including narcotics), operate pharmacies, handle radioactive materials, and operate equipment. Many states in the U.S. require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion, or closure of certain healthcare facilities. The approval process related to state certificate of need laws may impact the ability of some of our tenants and operators to expand or change their businesses.
Product Approvals
While our life science tenants include some well-established companies, other tenants are less established and, in some cases, may not yet have a product approved by the Food and Drug Administration, or other regulatory authorities, for commercial sale. Creating a new pharmaceutical product or medical device requires substantial investments of time and capital, in part because of the extensive regulation of the healthcare industry. It also entails considerable risk of failure in demonstrating that the product is safe and effective and in gaining regulatory approval and market acceptance.
Senior Housing Entrance Fee Communities
Certain of our senior housing facilities, primarily the CCRCs in our unconsolidated joint ventures, are operated as entrance fee communities. Generally, an entrance fee is an upfront fee or consideration paid by a resident, a portion of which may be refundable, in exchange for some form of long-term benefit, typically consisting of a right to receive certain personal or health care services. Some of the entrance fee communities are subject to significant state regulatory oversight, including, for example, oversight of each facility’s financial condition, establishment and monitoring of reserve requirements and other financial restrictions, the right of residents to cancel their contracts within a specified period of time, the right of residents to receive a refund of their entrance fees, lien rights in favor of the residents, restrictions on change of ownership, and similar matters.

Americans with Disabilities Act (“ADA”)
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
Environmental Matters
A wide variety of federal, state, and local environmental and occupational health and safety laws and regulations affect healthcare facility operations. These complex federal and state statutes, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state, and local environmental laws, ordinances, and regulations, an owner of real property or a secured lender, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and any related liability therefore could exceed or impair the value of the property and/or the assets. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the value of such property and the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our earnings. For a description of the risks associated with environmental matters, see “Item 1A, Risk Factors” in this report.
Insurance

We obtain various types of insurance to mitigate the impact of property, business interruption, liability, flood, windstorm, earthquake, fire, environmental, and terrorism-related losses. We attempt to obtain appropriate policy terms, conditions, limits, and deductibles considering the relative risk of loss, the cost of such coverage, and current industry practice. There are, however, certain types of extraordinary losses, such as those due to acts of war or other events that may be either uninsurable or not economically insurable. In addition, we have a large number of properties that are exposed to earthquake, flood, and windstorm occurrences which carry higher deductibles.
We maintain property insurance for all of our properties. Tenants under triple-net leases, primarily in our senior housing triple-net segment, are required to provide primary property, business interruption, and liability insurance. We maintain separate general and professional liability insurance for our SHOP facilities. Additionally, our corporate general liability insurance program also extends coverage for all of our properties beyond the aforementioned. We periodically review whether we or our RIDEA operators will bear responsibility for maintaining the required insurance coverage for the applicable SHOP properties, but the costs of such insurance are facility expenses paid from the revenues of those properties, regardless of who maintains the insurance.
We also maintain directors and officers liability insurance which provides protection for claims against our directors and officers arising from their responsibilities as directors and officers. Such insurance also extends to us in certain situations.
Sustainability

We believe that sustainability initiatives are a vital part of corporate responsibility, which supports our primary goal of increasing stockholder value through profitable growth. We continue to advance our commitment to sustainability, with a focus on achieving goals in each of the environmental, social, and governance (“ESG”) dimensions of sustainability.
Our environmental management programs strive to capture cost efficiencies that ultimately benefit our investors, tenants, operators, employees, and other stakeholders, while providing a positive impact on the communities in which we operate. Our social responsibility committee leads our local philanthropic and volunteer activities, and our transparent corporate governance initiatives incorporate sustainability as a critical component in achieving our business objectives and properly managing risks.

Our 2019 ESG and sustainability achievements include being recognized by the CDP 2019 Climate Change Program. We completed CDP’s annual investor survey, received a score of A- for our disclosure and were named to the Leadership Band for the seventh consecutive year. CDP collects and publishes the environmental data on behalf of more than 525 investors. We were also named a constituent in the FTSE4Good Index and achieved the Green Star designation from the Global Real Estate Sustainability Benchmark (GRESB) for the eighth consecutive year. We were named a constituent in the North America Dow Jones Sustainability Index (“DJSI”) for the seventh consecutive year. The list is compiled according to the results of RobecoSAM’s annual Corporate Sustainability Assessment, which also determines constituency for the DJSI series. In addition, we were named to the Bloomberg Gender-Equality Index, Investors’ Business Daily’s Top 50 ESG Companies list, and Corporate Responsibility Magazine’s 100 Best Corporate Citizens list. We also won Ethical Boardroom’s Corporate Governance Award for North American REITs and NAREIT’s Diversity and Inclusion Recognition Award. For additional information regarding our ESG initiatives and our approach to climate change, please visit our website at www.healthpeak.com/corporate-responsibility.
Available Information

Our website address is www.healthpeak.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website, free of charge, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the U.S. Securities and Exchange Commission (“SEC”). Additionally, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at www.sec.gov. References to our website throughout this Annual Report on Form 10-K are provided for convenience only and the content on our website does not constitute a part of this Annual Report on Form 10-K.

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

We have limited rights to direct or influence the business or operations of these properties. However, as the owner of the property under a RIDEA structure, our TRS, and hence we, are ultimately responsible for all operational risks and other liabilities of the property, other than those arising out of certain actions by our operator, such as gross negligence or willful misconduct. Operational risks include, and our resulting revenues therefore depend on, among other things: (i) occupancy rates; (ii) the entrance fees and rental rates charged to residents; (iii) Medicare and Medicaid reimbursement rates, to the extent applicable; (iv) our operators’ reputations and ability to attract and retain residents; (v) general economic conditions and market factors that impact seniors; (vi) competition from other senior housing providers; (vii) compliance with federal, state, local and industry-regulated licensure, certification and inspection laws, regulations and standards; (viii) litigation involving our properties or residents/patients; (ix) the availability and cost of general and professional liability insurance coverage; and (x) the ability to control operating expenses. Although we are permitted under a RIDEA structure to have certain general oversight approval rights (e.g., budgets, material contracts, etc.) and the right to review operational and financial reporting information, our operators are ultimately in control of the day-to-day business of the property. As a result, we have limited rights to direct or influence the business or operations of our properties in the SHOP segment and we depend on our operators to operate these properties in a manner that complies with applicable law, minimizes legal risk and maximizes the value of our investment. The failure by our operators to adequately manage these risks could have a material adverse effect on our business, results of operations and financial condition.
When we use a RIDEA structure, our TRS is generally required to be the holder of the applicable healthcare license and is the entity that is enrolled in government healthcare programs (e.g., Medicare, Medicaid), where applicable. As the holder of a healthcare license, our TRS and we (through our ownership interest in our TRS) are subject to various regulatory laws. Most states regulate and inspect healthcare property operations, patient care, construction and the safety of the physical environment. However, we are required under RIDEA to rely on our operators to oversee and direct these aspects of the properties’ operations to ensure compliance with these applicable laws and regulations. If one or more of our healthcare properties fails to comply with applicable laws, our TRS would be responsible (except in limited circumstances, such as the gross negligence or willful misconduct of our operators, where we would have a contractual claim against them), which could subject our TRS to penalties including loss or suspension of licenses and certificates of need, certification or accreditation, exclusion from government healthcare programs (i.e., Medicare, Medicaid), administrative sanctions and civil monetary penalties. Some states also reserve the right to sanction affiliates of a licensee when they take administrative action against the licensee. Additionally, when we receive individually identifiable health information relating to residents of our healthcare properties, we are subject to federal and state data privacy and security laws and rules, and could be subject to liability in the event of an audit, complaint, cybersecurity attack or data breach. Furthermore, our TRS has exposure to professional liability claims that could arise out of resident claims, such as quality of care, and the associated litigation costs.
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
Decreases in our tenants’, operators’ or borrowers’ revenues, or increases in their expenses, could affect their ability to meet their financial and other contractual obligations to us.
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

Our senior housing tenants and our SHOP segment under a RIDEA structure primarily depend on private sources for their revenues and the ability of their patients and residents to pay fees. Costs associated with independent and assisted living services are not generally reimbursable under governmental reimbursement programs such as Medicare and Medicaid. Accordingly, our tenants and operators of our SHOP segments depend on attracting seniors with appropriate levels of income and assets, which may be affected by many factors, including: (i) prevailing economic and market trends; (ii) consumer confidence; (iii) demographics; (iv) property condition; and (v) social and environmental factors. Consequently, if our tenants or operators on our behalf fail to effectively conduct their operations, or to maintain and improve our properties, it could adversely affect our business reputation as the owner of the properties, as well as the business reputation of our tenants or operators and their ability to attract and retain patients and residents in our properties, which could have a materially adverse effect on our and our tenant’s or operator’s business, results of operations and financial condition.
Our senior housing tenants and our SHOP segment under a RIDEA structure also rely on reimbursements from governmental programs for a portion of the revenues from certain properties. Changes in reimbursement policies and other governmental regulation, such as potential changes to, or repeal of, the Patient Protection and Affordable Care Act, along with the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), that may result from actions by Congress or executive orders, may result in reductions in our tenants’ revenues or in our revenues from our RIDEA structures, operations and cash flows and affect our tenants’ ability to meet their obligations to us or our financial performance through a RIDEA structure. In addition, failure to comply with reimbursement regulations or other laws applicable to healthcare providers could result in penalties, fines, litigation costs, lost revenue or other consequences, which could adversely impact our tenants’ ability to make contractual rent payments to us under a triple-net lease or our cash flows from operations under a RIDEA structure. For a further discussion of the legislation and regulation that are applicable to us and our tenants, operators and borrowers, see “-The requirements of, or changes to, government reimbursement programs such as Medicare or Medicaid, may adversely affect our tenants’, operators’ and borrowers’ ability to meet their financial and other contractual obligations to us.”
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
Increased competition, operating costs and market changes have resulted and may further result in lower net revenues for some of our tenants, operators and borrowers and may affect their ability to meet their financial and other contractual obligations to us.
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
The financial deterioration, insolvency or bankruptcy of one or more of our major tenants, operators or borrowers could have a material adverse effect on our business, results of operations and financial condition.
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
Furthermore, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing our remedies unless we first obtain relief from the court having jurisdiction over the bankruptcy case. This would effectively limit or delay our ability to collect unpaid rent or interest payments, and we may ultimately not receive any payment at all. In addition, we would likely be required to fund certain expenses and obligations (e.g., real estate taxes, insurance, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant or operator. Additionally, we lease many of our properties to healthcare providers who provide long-term custodial care to the elderly. Evicting operators for failure to pay rent while the property is occupied typically involves specific procedural or regulatory requirements and may not be successful. Even if eviction is possible, we may determine not to do so due to reputational or other risks. Bankruptcy or insolvency proceedings typically also result in increased costs to the operator, significant management distraction and performance declines.
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
We concentrate our investments in the healthcare property sector. As a result, we are subject to risks inherent to investments in a single industry. A downturn or slowdown in the healthcare property sector would have a greater adverse impact on our business than if we had investments in multiple industries. Specifically, such a downturn or slowdown could negatively impact the ability of our tenants, operators and borrowers to meet their obligations to us, as well as the ability to maintain rental and occupancy rates, which could have a material adverse effect on our business, financial condition and results of operations. In addition, a downturn or slowdown in the healthcare property sector could adversely affect the value of our properties and our ability to sell properties at prices or on terms acceptable or favorable to us.

In addition, we are exposed to the risks inherent in concentrating our investments in real estate. Our real estate investments are relatively illiquid due to several factors including, but not limited to: (i) restrictions on our ability to sell properties under applicable REIT tax laws; (ii) other tax-related considerations; (iii) regulatory hurdles; and (iv) market conditions. Our ability to quickly sell or transition any of our properties in response to changes in the performance of our properties or economic and other conditions is limited. We may be unable to recognize full value for any property that we seek to sell for liquidity reasons. Our inability to timely respond to investment performance changes could have a material adverse effect on our financial condition and results of operations.
Tenants and operators that fail to comply with federal, state, local and international laws and regulations, including licensure, certification and inspection requirements, may cease to operate or be unable to meet their financial and other contractual obligations to us.
Our tenants, operators and borrowers are subject to or impacted by extensive, frequently changing federal, state, local and international laws and regulations. These laws and regulations include, among others: (i) laws protecting consumers against deceptive practices; (ii) laws relating to the operation of our properties and how our tenants and operators conduct their business, such as fire, health and safety, data security and privacy laws; (iii) federal and state laws affecting hospitals, clinics and other healthcare communities that participate in both Medicare and Medicaid that specify reimbursement rates, pricing, reimbursement procedures and limitations, quality of services and care, background checks, food service and physical plants, and similar foreign laws regulating the healthcare industry; resident rights laws (including abuse and neglect laws) and fraud laws; (iv) anti-kickback and physician referral laws; (v) the ADA and similar state and local laws; and (vi) safety and health standards set by the Occupational Safety and Health Administration or similar foreign agencies. Certain of our properties may also require a license, registration and/or certificate of need to operate.
Our tenants’, operators’ or borrowers’ failure to comply with any of these laws, regulations or requirements could result in: (i) loss of accreditation, denial of reimbursement; (ii) imposition of fines, suspension or decertification from government healthcare programs; (iii) civil liability; and (iv) in certain instances, criminal penalties, loss of license or closure of the property and/or the incurrence of considerable costs arising from an investigation or regulatory action, which may have an adverse effect on properties that we own and lease to a third party tenant, that we own and operate through a RIDEA structure or on which we hold a mortgage, and therefore may materially adversely impact us. See “Item 1-Business-Government Regulation, Licensing and Enforcement-Healthcare Licensure and Certificate of Need.”
We may have difficulty identifying and securing replacement tenants or operators, and we may be required to incur substantial renovation or tenant improvement costs to make our properties suitable for them.
Our tenants may not renew existing leases, and our operators may not renew their management agreements beyond their current terms. If we or our tenants or operators terminate or do not renew the leases or management agreements for our properties, we would attempt to reposition those properties with another tenant or operator. We may also voluntarily change operators for a variety of reasons. For example, we transitioned a significant number of properties managed by Brookdale to other operators as part of our strategic plan to reduce our Brookdale concentration. Healthcare properties are typically highly customized. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and at times tenant-specific and are typically subject to regulatory requirements. A new or replacement tenant or operator may require different features in a property, depending on that tenant’s or operator’s particular business. In addition, infrastructure improvements for life science properties typically are significantly more costly than improvements to other property types due to the highly specialized nature of the properties and the greater lease square footage often required by life science tenants. We may be unable to recover part or all of these higher costs. Therefore, if a current tenant or operator is unable to pay rent and/or vacates a property, we may incur substantial expenditures to modify a property and experience delays before we are able to secure another tenant or operator or to accommodate multiple tenants or operators. These expenditures or renovations and delays may have a material adverse effect on our business, results of operations and financial condition.
Additionally, we may fail to identify suitable replacements or enter into leases, management agreements or other arrangements with new tenants or operators on a timely basis or on terms as favorable to us as our current leases, if at all. Furthermore, during transition periods to new tenants or operators, we anticipate that the attention of existing tenants or operators will be diverted from the performance of the properties, which would cause the financial and operational performance at these properties to decline. For example, the Brookdale properties we intended to sell or transition performed significantly worse during the transition period than our senior housing properties as a whole. Following a decline in performance, we may not be able to rehabilitate the property to previous performance levels, which would adversely impact our results of operations. We also may be required to fund certain expenses and obligations, such as real estate taxes, debt costs and maintenance expenses, to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. In addition, we may incur certain obligations and liabilities, including obligations to indemnify the replacement tenant or operator, which could have a material adverse effect on our business, results of operations and financial condition.

We face additional risks associated with property development and redevelopment that can render a project less profitable or not profitable at all and, under certain circumstances, prevent completion of development or redevelopment activities once undertaken.
Property development and redevelopment is a significant component of our growth strategy. At December 31, 2019, our active development and redevelopment pipeline was approximately $1.4 billion with remaining costs to complete of approximately $758 million. Large-scale, ground-up, healthcare property development presents additional risks for us, including risks that:

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

•
the project may not be completed on schedule as a result of a variety of factors that are beyond our control, including natural disasters, labor conditions, material shortages, regulatory hurdles, including the ability to obtain necessary zoning or land use permits, civil unrest and acts of war or terrorism, which result in increases in construction costs and debt service expenses or provide tenants or operators with the right to terminate pre-construction leases; and

•
demand for the new project may decrease prior to completion, due to competition or other developments, and occupancy rates and rents at a newly completed property may not meet expected levels and could be insufficient to make the property profitable.

Any of the foregoing risks could result in not achieving our expected return on investment and have a material adverse effect on our business, results of operations and financial condition.
Changes within the life science industry may adversely impact our revenues and results of operations.
For the year ended December 31, 2019, properties in our life science segment accounted for approximately 22% of our total revenues. Our life science investments could be adversely affected if the life science industry is impacted by an economic, financial, or banking crisis or if the life science industry migrates from the U.S. to other countries or to areas outside of primary life science markets in South San Francisco, California, San Diego, California, and greater Boston, Massachusetts. Our ability to negotiate contractual rent escalations on future leases and to achieve increases in rental rates will depend upon market conditions and the demand for life science properties at the time the leases are negotiated and the increases are proposed. If economic, financial or industry conditions adversely affect our life science tenants, we may not be able to lease or re-lease our properties in a timely manner or at favorable rates, which would negatively impact our revenues and results of operations. For example, some of our properties may be better suited for a particular life science industry client tenant and could require modification before we are able to re-lease vacant space to another life science industry client tenant, which may delay the re-leasing process and result in unrecovered costs. Additionally, some of our life science properties may not be suitable for lease to traditional office client tenants without significant expenditures on renovations, which could delay an attempt to reposition the property for rent to non-life science tenants. Because infrastructure improvements for life science properties typically are significantly more costly than improvements to other property types due to the highly specialized nature of the properties, and life science tenants typically require greater lease square footage relative to medical office tenants, repositioning efforts would have a disproportionate adverse effect on our life science segment performance. See “-We may have difficulty identifying and securing replacement tenants or operators, and we may be required to incur substantial renovation or tenant improvement costs to make our properties suitable for them.”
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
Life science tenants, particularly those involved in developing and marketing pharmaceutical products, are subject to certain unique risks, including the following:

•
some of our tenants require significant funding for the research, development, clinical testing, manufacture and commercialization of their products and technologies, as well as to fund their obligations, including rent payments due to us, and our tenants’ ability to raise capital depends on the viability of their products and technologies, their financial and operating condition and outlook, and the overall financial, banking and economic environment. If venture capital firms, private investors, the public markets, companies in the life science industry, the government or other sources of funding are difficult to obtain or unavailable to support our tenants’ activities, including as a result of general economic conditions, adverse market conditions or government shutdowns that limit our tenants’ ability to raise capital, a tenant’s business would be adversely affected or fail;

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

If our tenants’ businesses are adversely affected, they may fail to make their rent payments to us, which could have a material adverse effect on our business, results of operations and financial condition.
The hospitals on whose campuses our MOBs are located and their affiliated healthcare systems could fail to remain competitive or financially viable, which could adversely impact their ability to attract physicians and physician groups to our MOBs and our other properties that serve the healthcare industry.
Our MOBs and other properties that serve the healthcare industry depend on the competitiveness and financial viability of the hospitals on whose campuses our MOBs are located and their affiliated healthcare systems in order to attract physicians and other healthcare-related users. The viability of these hospitals, in turn, depends on factors such as: (i) the quality and mix of healthcare services provided; (ii) competition for patients and physicians; (iii) demographic trends in the surrounding community; (iv) market position; and (v) growth potential, as well as the ability of the affiliated healthcare systems to provide economies of scale and access to capital. If a hospital whose campus is located on or near one of our MOBs is unable to meet its financial obligations, and if an affiliated healthcare system is unable to support that hospital, the hospital may not be able to compete successfully or could be forced to close or relocate, which could adversely impact its ability to attract physicians and other healthcare-related users. Because we rely on our proximity to and affiliations with these hospitals to create tenant demand for space in our MOBs, their inability to remain competitive or financially viable, or to attract physicians and physician groups, could adversely affect our MOB operations and have a material adverse effect on us.
In addition, changes to or replacement of the Affordable Care Act and related regulations could result in significant changes to the scope of insurance coverage and reimbursement policies, which could put negative pressure on the operations and revenues of our MOBs.

We may be unable to maintain or expand our relationships with our existing and future hospital and health system clients.
The success of our medical office portfolio depends, to a large extent, on past, current and future relationships with hospitals and their affiliated health systems. We invest significant amounts of time in developing relationships with both new and existing clients. If we fail to maintain these relationships, including through a lack of responsiveness, failure to adapt to the current market or employment of individuals with inadequate experience, our reputation and relationships will be harmed and we may lose business to competitors. If our relationships with hospitals and their affiliated health systems deteriorate, it could have a material adverse effect on us.
Economic and other conditions that negatively affect geographic areas from which a greater percentage of our revenue is recognized could have a material adverse effect on our business, results of operations and financial condition.
For the year ended December 31, 2019, we derived 28% of our revenue from properties located in California, which is also where a large portion of our life science portfolio is located. As a result, we are subject to increased exposure to adverse conditions affecting California, including: (i) downturns in local economies; (ii) changes in local real estate conditions, including increases in real estate taxes; (iii) increased competition; (iv) decreased demand; (v) changes in state-specific legislation; and (vi) local climate events and natural disasters, such as earthquakes, windstorms, flooding, wildfires and mudslides. These risks could significantly disrupt our businesses in the region, harm our ability to compete effectively, result in increased costs, and divert management attention, any or all of which could have a material adverse effect on our business, results of operations and financial condition.
In addition, if significant changes in the climate occur in areas where we own property, this could result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. If changes in the climate have material effects, such as property destruction, or occur for extended periods, this could have a material adverse effect on business, results of operations and financial condition. In addition, changes in federal, state and local legislation and regulation on climate change could require increased capital expenditures to improve the energy efficiency of our existing properties and could also cause increased costs for our new developments without a corresponding increase in revenue.
Uninsured or underinsured losses could result in a significant loss of capital invested in a property, lower than expected future revenues, and unanticipated expense.
We maintain and regularly review the comprehensive insurance coverage on our properties with terms, conditions, limits and deductibles that we believe are adequate and appropriate given the relative risk and costs of such coverage. However, a large number of our properties are located in areas exposed to earthquake, windstorm, flood and other natural disasters. In particular, a significant portion of our life science development projects and approximately 80% of our existing life science portfolio (based on gross asset value) is concentrated in California, which is known to be subject to earthquakes, wildfires and other natural disasters. While we purchase insurance coverage for earthquake, fire, windstorm, flood and other natural disasters that we believe is adequate in light of current industry practice and analyses prepared by outside consultants, such insurance may not fully cover such losses. These losses can result in decreased anticipated revenues from a property and the loss of all or a portion of the capital we have invested in a property. Following these events, we may remain liable for any mortgage debt or other financial obligations related to the property.
Furthermore, the insurance market for natural disasters exposures can be volatile, and we may be unable to purchase the limits and terms we desire on a commercially reasonable basis. In addition, there are certain exposures for which we do not purchase insurance because we do not believe it is economically feasible to do so or there is no viable insurance market. We maintain earthquake insurance for our properties that are located in the vicinity of active earthquake zones in amounts and with deductibles we believe are commercially reasonable. Because of our significant concentration in the seismically active regions of South San Francisco, California and San Diego, California, a damaging earthquake in these areas could significantly impact multiple properties, which may amount to a significant portion of our life science portfolio. As a result, aggregate deductible amounts may be material, and our insurance coverage may be materially insufficient to cover our losses, either of which would adversely affect our business, financial condition, results of operations and cash flows.
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

•	our joint venture partners may have competing interests in our markets that could create conflicts of interest;

•	our ability to transfer our interest in a joint venture to a third party may be restricted and the market for our interest may be limited and/or valued lower than fair market value;

•	our joint venture partners may be structured differently than us for tax purposes, and this could create conflicts of interest and risks to our REIT status; and

•
our joint venture partners might become insolvent, fail to fund their share of required capital contributions or fail to fulfill their obligations as a joint venture partner, which may require us to infuse our own capital into the venture on behalf of the partner despite other competing uses for such capital.

With respect to our joint ventures, we are limited in our ability to control or influence operations, and in our ability to exit or transfer our interest in the joint venture to a third party. As a result, we may not receive full value for our ownership interest if we tried to sell it to a third party.
In addition, in some instances, we and/or our joint venture partner will have the right to cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest will be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. This would require us to sell our interest in the joint venture when we would otherwise prefer to retain it. Any of the foregoing risks could have a material adverse effect on our business, results of operations and financial condition.
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
We regularly review potential transactions in order to maximize stockholder value. Our review process may require significant management attention and a potential transaction could be abandoned or rejected by us or the other parties involved after we expend significant resources and time. In addition, future acquisitions may require the issuance of securities, the incurrence of debt, assumption of contingent liabilities or incurrence of significant expenditures, each of which could have a material adverse effect on our business, financial condition or results of operations. In addition, the financing required for acquisitions may not be available on commercially favorable terms or at all.
From time to time, we may acquire other companies, and if we are unable to successfully integrate these operations, our business, results of operations and financial condition may be materially adversely affected.
Acquisitions require the integration of companies that have previously operated independently. Successful integration of acquired companies depends primarily on our ability to consolidate operations, systems, procedures, properties and personnel, and to eliminate redundancies and reduce costs. We may encounter difficulties in these integrations. Potential difficulties associated with acquisitions include: (i) our ability to effectively monitor and manage our expanded portfolio of properties; (ii) the loss of key employees; (iii) the disruption of our ongoing business or that of the acquired entity; (iv) possible inconsistencies in standards, controls, procedures and policies; and (v) the assumption of unexpected liabilities, including:

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
In addition, acquired companies and their properties may fail to perform as expected, including in respect of estimated cost savings. Inaccurate assumptions regarding future rental or occupancy rates could result in overly optimistic estimates of future revenues. Similarly, we may underestimate future operating expenses or the costs necessary to bring properties up to standards established for their intended use or for property improvements.
If we have difficulties with any of these areas, or if we later discover additional liabilities or experience unforeseen costs relating to our acquired companies, we may not achieve the anticipated economic benefits from our acquisitions, and this may have a material adverse effect on our business, results of operations and financial condition.
Our tenants, operators and borrowers face litigation and may experience rising liability and insurance costs.
In some states, advocacy groups have been created to monitor the quality of care at healthcare properties, and these groups have brought litigation against the tenants and operators of such properties. Also, in several instances, private litigation by patients, residents or “whistleblowers” has sought, and sometimes resulted in, large damage awards. See “-The requirements of, or changes to, governmental reimbursement programs such as Medicare or Medicaid, may adversely affect our tenants’, operators’ and borrowers’ ability to meet their financial and other contractual obligations to us.” The effect of this litigation and other potential litigation may materially increase the costs incurred by our tenants, operators and borrowers for monitoring and reporting quality of care compliance, which under a RIDEA structure would be borne by us. In addition, their cost of liability and medical malpractice insurance can be significant and may increase or not be available at a reasonable cost. Cost increases could cause our tenants and borrowers to be unable to make their lease or mortgage payments or fail to purchase the appropriate liability and malpractice insurance, or cause our borrowers to be unable to meet their obligations to us, potentially decreasing our revenues and increasing our collection and litigation costs. Furthermore, with respect to our senior housing properties operated in RIDEA structures, we directly bear the costs of any such increases in litigation, monitoring, reporting and insurance due to our direct exposure to the cash flows of such properties.
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
Transfers of healthcare properties to successor tenants or operators are typically subject to regulatory approvals or ratifications, including, but not limited to, change of ownership approvals and Medicare and Medicaid provider arrangements that are not required for transfers of other types of commercial operations and other types of real estate. The replacement of any tenant or operator could be delayed by the regulatory approval process of any federal, state or local government agency necessary for the transfer of the property or the replacement of the operator licensed to manage the property, during which time the property may experience performance declines. If we are unable to find a suitable replacement tenant or operator upon favorable terms, or at all, we may take possession of a property, which could expose us to successor liability, require us to indemnify subsequent operators to whom we transfer the operating rights and licenses, or require us to spend substantial time and funds to preserve the value of the property and adapt the property to other uses, all of which could have a material adverse effect of our business, results of operations and financial condition.
Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make expenditures that adversely affect our cash flows.
Our properties must comply with applicable ADA and any similar state and local laws. This may require removal of barriers to access by persons with disabilities in public areas of our properties. Noncompliance could result in the incurrence of additional costs associated with bringing the properties into compliance, the imposition of fines or an award of damages to private litigants in individual lawsuits or as part of a class action. While the tenants to whom we lease our properties are obligated to comply with the ADA and similar state and local provisions, and typically under tenant leases are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. As a result, we could be required to expend funds to comply with the provisions of the ADA and similar state and local laws on behalf of tenants, which could adversely affect our results of operations and financial condition. Additionally, with respect to our SHOP properties under RIDEA structures, we are ultimately responsible for such litigation and compliance costs.
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
Certain of our tenants, operators and borrowers are affected, directly or indirectly, by a complex set of federal, state and local laws and regulations pertaining to governmental reimbursement programs. These laws and regulations are subject to frequent and substantial changes that are sometimes applied retroactively. See “Item 1-Business-Government Regulation, Licensing and Enforcement.” For example, to the extent that our tenants, operators or borrowers receive a significant portion of their revenues from governmental payors, primarily Medicare and Medicaid, they are generally subject to, among other things:

•	statutory and regulatory changes;

•	retroactive rate adjustments;

•	recovery of program overpayments or set-offs;

•	federal, state and local litigation and enforcement actions;

•	administrative proceedings;

•	policy interpretations;

•	payment or other delays by fiscal intermediaries or carriers;

•	government funding restrictions (at a program level or with respect to specific properties);

•	interruption or delays in payments due to any ongoing governmental investigations and audits at such properties; and

•	reputational harm of publicly disclosed enforcement actions, audits or investigations related to billing and reimbursements.
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
We are unable to predict future changes to or interpretations of federal, state and local statutes and regulations, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such statutes and regulations. Any changes in the regulatory framework or the intensity or extent of governmental or private enforcement actions could have a material adverse effect on our tenants and operators. If, in turn, such tenants or operators fail to make contractual rent payments to us or, with respect to our SHOP segment, cash flows are adversely affected, it could have a material adverse effect on us.
Sometimes, governmental payors freeze or reduce payments to healthcare providers, or provide annual reimbursement rate increases that are smaller than expected, due to budgetary and other pressures. In addition, the federal government periodically makes changes in the statutes and regulations relating to Medicare and Medicaid reimbursement that may impact state reimbursement programs, particularly Medicaid reimbursement. We cannot make any assessment as to the ultimate timing or the effect that any future changes may have on our tenants’, operators’ and borrowers’ costs of doing business and on the amount of reimbursement by government and other third-party payors. The failure of any of our tenants, operators or borrowers to comply with these laws and regulations, and significant limits on the scope of services reimbursed, reductions in reimbursement rates and fees, or increases in provider or similar types of taxes, could materially adversely affect their ability to meet their financial and contractual obligations to us.
Furthermore, executive orders and legislation may amend or repeal the Affordable Care Act and related regulations in whole or in part. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare system. For example, the Department of Health and Human Services has focused on tying Medicare payments to quality or value through alternative payment models, which generally aim to make providers attentive to the total costs of treatments. Medicare no longer reimburses hospitals for care related to certain preventable adverse events and imposes payment reductions on hospitals for preventable readmissions. These punitive approaches could be expanded to additional types of providers in the future. Additionally, the Centers for Medicare and Medicaid Services recently finalized a new patient driven payment model used to calculate reimbursement rates for patients in skilled nursing properties. While we cannot quantify or predict the likely impact of these changes on the revenues and profitability of our tenants, operators and borrowers, these provisions could result in decreases in payments to our operators and tenants or increase our operators’ and tenants’ costs. If any such changes significantly and adversely affect our tenants’ profitability, they could in turn negatively affect our tenants’ ability and willingness to comply with the terms of their leases with us and/or renew their leases with us upon expiration, which could impact our business, prospects, financial condition or results of operations.

Legislation to address federal government operations and administration decisions affecting the Centers for Medicare and Medicaid Services could have a material adverse effect on our tenants’, operators’ and borrowers’ liquidity, financial condition or results of operations.
Congressional consideration of legislation pertaining to the federal debt ceiling, the Affordable Care Act, tax reform and entitlement programs, including reimbursement rates for physicians, could have a material adverse effect on our tenants’, operators’ and borrowers’ liquidity, financial condition or results of operations. In particular, reduced funding for entitlement programs such as Medicare and Medicaid would result in increased costs and fees for programs such as Medicare Advantage Plans and additional reductions in reimbursements to providers. Amendments to or repeal of the Affordable Care Act in whole or in part and decisions by the Centers for Medicare and Medicaid Services could impact the delivery of services and benefits under Medicare, Medicaid or Medicare Advantage Plans and could affect our tenants and operators and the manner in which they are reimbursed by such programs. Such changes could have a material adverse effect on our tenants’, operators’ and borrowers’ liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and could have a material adverse effect on us.
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
Rising interest rates could limit our ability to refinance existing debt when it matures, or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. If prevailing interest rates are higher than the interest rates of our senior notes at their maturity, we will incur additional interest expense upon any replacement debt.
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
If cash available for distribution generated by our properties decreases as a result of our announced dispositions or otherwise, we may be unable to make dividend distributions at expected levels. Our inability to make expected distributions would likely result in a decrease in the market price of our common stock. All distributions are made at the discretion of our Board of Directors in accordance with Maryland law and depend on: (i) our earnings; (ii) our financial condition; (iii) debt and equity capital available to us; (iv) our expectations for future capital requirements and operating performance; (v) restrictive covenants in our financial or other contractual arrangements, including those in our credit facility agreement; (vi) maintenance of our REIT qualification; (vii) restrictions under Maryland law; and (viii) other factors as our Board of Directors may deem relevant from time to time. Additionally, our ability to make distributions will be adversely affected if any of the risks described herein, or other significant adverse events, occur.
We rely on external sources of capital to fund future capital needs, and if access to such capital is unavailable on acceptable terms or at all, it could have a material adverse effect on our ability to meet commitments as they become due or make future investments necessary to grow our business.
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
If access to capital is unavailable on acceptable terms or at all, it could have material adverse impact on our ability to fund operations, repay or refinance our debt obligations, fund dividend payments, acquire properties and make the investments needed to grow our business.
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
Our outstanding indebtedness as of December 31, 2019 was approximately $6.4 billion. We may incur additional indebtedness, including in connection with the development or acquisition of properties, which may be substantial. Any significant additional indebtedness would likely negatively affect the credit ratings of our debt and require us to dedicate a substantial portion of our cash flow to interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, conduct development activities, make capital expenditures and acquisitions or carry out other aspects of our business strategy. Increased indebtedness can also make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.
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
Risks Related to Other Events

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

Security breaches of our or our operators’ networks and systems, including those caused by physical or electronic break-ins, computer viruses, malware, worms, attacks by hackers or foreign governments, disruptions from unauthorized access and tampering, including through social engineering such as phishing attacks, coordinated denial-of-service attacks and similar breaches, could result in, among other things, system disruptions, shutdowns, unauthorized access to or disclosure of confidential information, misappropriation of our or our business partners’ proprietary or confidential information, breach of our legal, regulatory or contractual obligations, inability to access or rely upon critical business records or systems or other delays in our operations. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. We may be required to expend significant financial resources to protect against or to remediate such security breaches. In addition, our technology infrastructure and information systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures. Any failure to maintain proper function, security and availability of our and our operators’ information systems and the data maintained in those systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties, harm our business relationships or increase our security and insurance costs, which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to certain provisions of Maryland law and our charter relating to business combinations which may prevent a transaction that may otherwise be in the interest of our stockholders.
The Maryland Business Combination Act (the “MBCA”) provides that unless exempted, a Maryland corporation may not engage in business combinations, including a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding voting stock of a Maryland corporation. Unless our Board of Directors takes action to exempt us, generally or with respect to certain transactions, from the MBCA, it will be applicable to business combinations between us and other persons.
In addition to the restrictions on business combinations contained in the MBCA, our charter also contains restrictions on business combinations. Our charter requires that, except in certain circumstances, “business combinations,” including a merger or consolidation, and certain asset transfers and issuances of securities, with a “related person,” including a beneficial owner of 10% or more of our outstanding voting stock, be approved by the affirmative vote of the holders of at least 90% of our outstanding voting stock.
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
From time to time, we are involved in legal proceedings, lawsuits and other claims. We may also be named as defendants in lawsuits arising out of our alleged actions or the alleged actions of our tenants and operators for which such tenants and operators have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such litigation may have a material adverse effect on our business, results of operations and financial condition. Regardless of the outcome, litigation or other legal proceedings may result in substantial costs, disruption of our normal business operations, and the diversion of management attention. We may be unable to prevail in, or achieve a favorable settlement of, any pending or future legal action against us. See "Item 3-Legal Proceedings" of this Annual Report on Form 10-K.
The loss or limited availability of our key personnel could disrupt our operations and have a material adverse effect on our business, results of operations, financial condition, and the value of our common stock.
We depend on the efforts of our executive officers for the success of our business, and competition for these individuals is intense. Although they are covered by our Executive Severance Plan and Change in Control Plan, which provide many of the benefits typically found in executive employment agreements, none of our executive officers have employment agreements with us. The loss or limited availability of the services of any of our executive officers, or our inability to recruit and retain qualified personnel, could, at least temporarily, have a material adverse effect on our business, results of operations and financial condition and the value of our common stock.

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
Risks Related to Tax, including REIT-Related Risks

Loss of our tax status as a REIT would substantially reduce our available funds and would have materially adverse consequences for us and the value of our common stock.
Qualification as a REIT involves the application of numerous highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), for which there are limited judicial and administrative interpretations, as well as the determination of various factual matters and circumstances not entirely within our control. We intend to continue to operate in a manner that enables us to qualify as a REIT. However, our qualification and taxation as a REIT depend upon our ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, the various qualification tests imposed under the Code.
For example, to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must make distributions to our stockholders aggregating annually to at least 90% of our REIT taxable income, excluding net capital gains. Rents we receive from a TRS in a RIDEA structure are treated as qualifying rents from real property for REIT tax purposes only if (i) they are paid pursuant to a lease of a “qualified healthcare property,” and (ii) the operator qualifies as an “eligible independent contractor,” as defined in the Code. If either of these requirements are not satisfied, then the rents will not be qualifying rents. Furthermore, new legislation, regulations, administrative interpretations or court decisions could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is materially adverse to our stockholders. Accordingly, there is no assurance that we have operated or will continue to operate in a manner so as to qualify or remain qualified as a REIT.
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
We are organized to invest in income-producing healthcare-related facilities. In evaluating potential investments, we consider a multitude of factors, including:

•	location, construction quality, age, condition, and design of the property;

•	geographic area, proximity to other healthcare facilities, type of property, and demographic profile, including new competitive supply;

•	whether the expected risk-adjusted return exceeds the incremental cost of capital;

•	whether the rent or operating income provides a competitive market return to our investors;

•	duration, rental rates, tenant and operator quality, and other attributes of in-place leases, including master lease structures and coverage;

•	current and anticipated cash flow and its adequacy to meet our operational needs;

•	availability of security such as letters of credit, security deposits and guarantees;

•	potential for capital appreciation;

•	expertise and reputation of the tenant or operator;

•	occupancy and demand for similar healthcare facilities in the same or nearby communities;

•	availability of qualified operators or property managers and whether we can manage the property;

•	potential alternative uses of the facilities;

•	the regulatory and reimbursement environment in which the properties operate;

•	tax laws related to REITs;

•	prospects for liquidity through financing or refinancing; and

•	our access to and cost of capital.

Property and Direct Financing Lease Investments

The following table summarizes our consolidated property and direct financing lease ("DFL") investments as of and for the year ended December 31, 2019 (square feet and dollars in thousands):

Facility Location	Number of Facilities	Capacity	Gross Asset Value(1)	Real Estate Revenues(2)	Operating Expenses
Senior housing triple-net—real estate:		(Units)
Florida	11	1,418	$209,109	$24,594	$—
Texas	13	1,323	181,729	19,610	—
California	11	1,023	161,785	21,481	(3,183)
Oregon	10	954	73,488	12,542	(121)
Washington	8	562	98,167	11,336	(95)
Other (17 States)	37	3,343	244,049	87,918	(1,123)
	90	8,623	968,327	177,481	(4,522)
Senior housing—DFLs(3):
Other (12 States)	—	—	—	21,960	(43)
Total senior housing triple-net	90	8,623	$968,327	$199,441	$(4,565)
SHOP:		(Units)
California	17	1,781	$701,938	$90,339	$(67,559)
Florida	22	2,696	554,188	117,753	(100,904)
Virginia	10	1,319	290,313	34,901	(26,324)
New Jersey	8	825	216,576	50,672	(37,249)
Maryland	9	853	155,345	53,097	(42,842)
Texas	8	1,132	159,755	130,773	(92,266)
Other (19 States)	41	4,570	648,990	247,636	(198,569)
Total SHOP	115	13,176	$2,727,105	$725,171	$(565,713)

Facility Location	Number of Facilities	Capacity	Gross Asset Value(1)	Real Estate Revenues(2)	Operating Expenses
Life science:		(Sq. Ft.)
California	118	6,836	$4,439,853	$382,986	$(90,496)
Other (3 States)	16	1,439	1,086,917	57,798	(16,976)
Total life science	134	8,275	$5,526,770	$440,784	$(107,472)
Medical office:		(Sq. Ft.)
Texas	66	7,123	$1,278,337	$182,228	$(65,412)
California	18	1,011	357,815	41,295	(12,881)
South Carolina	17	1,046	336,193	24,269	(4,648)
Pennsylvania	4	1,058	336,121	28,159	(13,325)
Colorado	17	1,231	269,429	40,780	(16,138)
Other (28 States)	145	9,243	1,802,855	254,799	(89,134)
Total medical office	267	20,712	$4,380,750	$571,530	$(201,538)
Other—Hospital(4):		(Beds)
California	1	84	$88,800	$13,845	$(1)
Texas	3	212	55,719	6,790	(73)
Other (6 States)	7	946	142,110	29,006	(8)
	11	1,242	$286,629	$49,641	$(82)
Other—SNF(5):		(Beds)
Virginia	—	—	—	972	—
Total other non-reportable segments	11	1,242	$286,629	$50,613	$(82)
Total properties	617		$13,889,581	$1,987,539	$(879,370)
_______________________________________

(1)
Represents gross real estate and the carrying value of DFLs. Gross real estate represents the carrying amount of real estate after adding back accumulated depreciation and amortization. Excludes real estate held for sale with an aggregate gross asset value of $719 million.

(2)	Represent the combined amount of rental and related revenues, resident fees and services, and income from DFLs.

(3)	Represents income from DFLs that were transitioned or sold in 2019.

(4)	Includes leased properties that are classified as DFLs.

(5)	Represents revenues generated from a real estate asset that was sold in October 2019.

Occupancy and Annual Rent Trends

The following table summarizes occupancy and average annual rent trends for our consolidated property and DFL investments for the years ended December 31 (average occupied square feet in thousands):

	2019	2018	2017	2016	2015
Senior housing triple-net:
Average annual rent per unit(1)	$17,373	$16,449	$15,352	$14,604	$14,544
Average capacity (available units)	11,565	16,914	21,536	28,455	28,777
SHOP:
Average occupancy percentage	83%	85%	87%	88%	87%
Average annual rent per unit(1)	$49,784	$48,433	$41,133	$42,851	$41,435
Average capacity (available units)	14,633	11,248	12,758	16,028	12,704
Life science:
Average occupancy percentage	97%	95%	96%	98%	97%
Average annual rent per square foot(1)	$57	$54	$52	$48	$46
Average occupied square feet	7,288	7,078	6,841	7,332	7,179
Medical office:
Average occupancy percentage	92%	93%	92%	92%	92%
Average annual rent per square foot(1)	$29	$29	$28	$28	$28
Average occupied square feet	19,069	18,655	17,950	16,973	15,844
Other non-reportable segments:
Average annual rent per bed - Hospital(1)	$39,113	$39,246	$38,017	$39,076	$39,834
Average capacity (available beds) - Hospital	1,304	1,300	1,337	1,478	1,487
Average annual rent per unit - U.K.(1)(2)	—	—	9,097	9,200	10,048
Average capacity (available units) - U.K.(2)	—	—	3,188	3,190	2,515
Average annual rent per bed - SNF(1)	—	10,504	10,298	10,803	8,292
Average capacity (available beds) - SNF	—	120	120	426	1,047
_______________________________________

(1)
Average annual rent is presented as a ratio of real estate revenues (comprised of rental and related revenues, resident fees and services, and income from DFLs) divided by the average capacity or average occupied square feet of the facilities. Average annual rent for leased properties (including DFLs) excludes termination fees and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and the impact of deferred community fee income).

(2)
Our previous investments in the U.K. were deconsolidated in June 2018. We then sold our remaining unconsolidated investments in the U.K. in December 2019 (see Note 4 to the Consolidated Financial Statements).

Tenant Lease Expirations

The following table shows tenant lease expirations, including those related to DFLs, for the next 10 years and thereafter at our consolidated properties, assuming that none of the tenants exercise any of their renewal or purchase options, unless otherwise noted below, and excludes properties in our SHOP segment and assets held for sale as of and for the year ended December 31, 2019 (dollars and square feet in thousands):

	Expiration Year
Segment	Total	2020(1)	2021	2022	2023	2024	2025	2026	2027	2028	2029	Thereafter
Senior housing triple-net:
Properties	63	5	3	—	8	1	1	6	1	11	7	20
Base rent(2)	$102,946	$7,684	$1,861	$—	$20,047	$1,533	$1,932	$4,397	$5,377	$16,941	$6,994	$36,180
% of segment base rent	100	7	2	—	19	1	2	4	5	16	7	37
Life science:
Square feet	7,940	520	530	761	768	476	1,190	524	781	460	1,110	820
Base rent(2)	$372,783	$22,230	$29,177	$31,751	$44,557	$28,217	$49,707	$24,574	$38,770	$21,498	$58,171	$24,131
% of segment base rent	100	6	8	9	12	8	13	7	10	6	16	5
Medical office:
Square feet	18,967	3,040	2,079	2,132	1,615	1,543	3,510	935	629	1,544	524	1,416
Base rent(2)	$451,725	$81,276	$54,448	$54,672	$42,534	$43,023	$62,066	$24,317	$15,444	$32,097	$12,746	$29,102
% of segment base rent	100	18	12	12	9	10	14	5	3	7	3	7
Other non-reportable segments:
Properties	11	1	—	3	—	6	—	—	—	—	—	1
Base rent(2)	$49,394	$8,301	$—	$12,374	$—	$23,260	$—	$—	$—	$—	$—	$5,459
% of segment base rent	100	17	—	25	—	47	—	—	—	—	—	11
Total:
Base rent(2)	$976,848	$119,491	$85,486	$98,797	$107,138	$96,033	$113,705	$53,288	$59,591	$70,536	$77,911	$94,872
% of total base rent	100	12	9	10	11	10	12	5	6	7	8	10
_______________________________________

(1)	Includes month-to-month leases.

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
Except as described below, we are not aware of any legal proceedings or claims that we believe could have, individually or taken together, a material adverse effect on our financial condition, results of operations, or cash flows.
See “Legal Proceedings” section of Note 11 to the Consolidated Financial Statements for information regarding legal proceedings, which information is incorporated by reference in this Item 3.

ITEM 4.	Mine Safety Disclosures
None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “PEAK.”
At January 31, 2020, we had 8,504 stockholders of record, and there were 200,205 beneficial holders of our common stock.
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

	Year Ended December 31,
	2019	2018	2017
Ordinary dividends(1)	$0.7633	$0.9578	$1.4800
Capital gains	0.2714	0.5222	—
Nondividend distributions	0.4453	—	—
	$1.4800	$1.4800	$1.4800
_______________________________________

(1)
For the year ended December 31, 2019 all $0.7633 of ordinary dividends qualified as business income for purposes of Code Section 199A. For the year ended December 31, 2018 the amount includes $0.9414 of qualified business income for purposes of Code Section 199A and $0.0164 of qualified dividend income for purposes of Code Section 1(h)(11).

On January 30, 2020, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.37 per share. The common stock dividend will be paid on February 28, 2020 to stockholders of record as of the close of business on February 18, 2020.
Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our common stock made by or on our behalf during the quarter ended December 31, 2019.

Period Covered	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1-31, 2019	682	$35.88	—	—
November 1-30, 2019	2,452	35.78	—	—
December 1-31, 2019	—	—	—	—
Total	3,134	$35.80	—	—
_______________________________________

(1)
Represents restricted shares withheld under our equity incentive plans to offset tax withholding obligations that occur upon vesting of restricted shares. The value of the shares withheld is based on the closing price of our common stock on the last trading day prior to the date the relevant transaction occurred.

Performance Graph

The graph and table below compare the cumulative total return of Healthpeak, the S&P 500 Index and the Equity REIT Index of NAREIT, from January 1, 2015 to December 31, 2019. Total cumulative return is based on a $100 investment in Healthpeak common stock and in each of the indices at the close of trading on December 31, 2014 and assumes quarterly reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG S&P 500, EQUITY REITS AND HEALTHPEAK PROPERTIES, INC.
RATE OF RETURN TREND COMPARISON
JANUARY 1, 2015–DECEMBER 31, 2019
(JANUARY 1, 2015 = $100)
Performance Graph Total Stockholder Return

	December 31,
	2015	2016	2017	2018	2019
FTSE NAREIT Equity REIT Index	$102.83	$111.70	$121.39	$116.48	$149.86
S&P 500	101.37	113.49	138.26	132.19	173.80
Healthpeak Properties, Inc.	91.96	83.34	76.89	87.41	112.85

ITEM 6.	Selected Financial Data
Set forth below is our selected financial data as of and for each of the years in the five-year period ended December 31 (dollars in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Statement of operations data:
Total revenues	$1,997,383	$1,846,689	$1,848,378	$2,129,294	$1,940,489
Income (loss) from continuing operations	60,061	1,073,474	422,634	374,171	152,668
Net income (loss) applicable to common shares	43,987	1,058,424	413,013	626,549	(560,552)
Basic earnings per common share:
Continuing operations	0.09	2.25	0.88	0.77	0.30
Discontinued operations	—	—	—	0.57	(1.51)
Net income (loss) applicable to common shares	0.09	2.25	0.88	1.34	(1.21)
Diluted earnings per common share:
Continuing operations	0.09	2.24	0.88	0.77	0.30
Discontinued operations	—	—	—	0.57	(1.51)
Net income (loss) applicable to common shares	0.09	2.24	0.88	1.34	(1.21)
Balance sheet data:
Total assets	14,032,891	12,718,553	14,088,461	15,759,265	21,449,849
Debt obligations(1)	6,351,613	5,567,908	7,880,466	9,189,495	11,069,003
Total equity	6,667,474	6,512,591	5,594,938	5,941,308	9,746,317
Other data:
Dividends paid	720,123	696,913	694,955	979,542	1,046,638
Dividends paid per common share(2)	1.480	1.480	1.480	2.095	2.260
Funds from operations (“NAREIT FFO”)(3)	780,307	780,189	661,113	1,119,153	(10,841)
Diluted NAREIT FFO per common share(3)	1.59	1.66	1.41	2.39	(0.02)
FFO as Adjusted(3)	864,352	857,233	918,402	1,282,390	1,470,167
Diluted FFO as Adjusted per common share(3)	1.76	1.82	1.95	2.74	3.16
Funds available for distribution (“FAD”)(3)	745,820	746,397	803,720	1,215,696	1,261,849
_______________________________________

(1)	Includes bank line of credit, commercial paper, term loans, senior unsecured notes, mortgage debt and other debt. Excludes mortgage debt on assets held for sale.

(2)	Represents cash dividends. Additionally, in October 2016 we issued $6.17 per common share of stock dividends related to the spin-off of Quality Care Properties, Inc.

(3)	For a more detailed discussion and reconciliation of NAREIT FFO, FFO as Adjusted and FAD, see "Results of Operations" and “Non-GAAP Financial Measure Reconciliations” in Item 7 of this report.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
In connection with the 2019 MTCA, Healthpeak and Brookdale, and certain of their respective subsidiaries, agreed to the following related to the CCRC JV:

•
Healthpeak, which owns a 49% interest in the CCRC JV, agreed to purchase Brookdale’s 51% interest in 13 of the 15 communities in the CCRC JV based on a valuation of $1.06 billion (the “CCRC Acquisition”);

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

•	Upon sale of the Brookdale Acquisition Assets, Brookdale will pay down $20 million of future rent under the 2019 Amended Master Lease; and

•	We will provide up to $35 million of capital investment in the 2019 Amended Master Lease properties over a five-year term, which will increase rent by 7% of the amount spent, per annum.
With the exception of the capital investment to be made over the next five years and the sale of the two CCRCs to be marketed to third parties, each of the above transactions, including payment of the $100 million management termination fee, closed on January 31, 2020.
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

Sierra Point Towers Acquisition

•	In June 2019, we completed the acquisition of two life science buildings in South San Francisco, California adjacent to our The Shore at Sierra Point development, for $245 million.
Hartwell Innovation Campus Acquisition

•
In July 2019, we acquired a life science campus in the suburban Boston submarket of Lexington, Massachusetts, for $228 million. The 277,000 square foot campus, comprised of four buildings, is 100% leased to seven biopharmaceutical and medical diagnostics tenants.

Cambridge Acquisitions

•
In January and February 2019, we acquired a life science facility for $71 million and development rights at an adjacent undeveloped land parcel for consideration of up to $27 million. The existing facility and land parcel are located in Cambridge, Massachusetts.

•	In December 2019, we acquired one life science building, adjacent to our existing properties in Cambridge, Massachusetts, for $333 million.
Sovereign Wealth Fund Senior Housing Joint Venture

•
In December 2019, we formed a new joint venture with a sovereign wealth fund ("SWF SH JV") that owns 19 SHOP assets operated by Brookdale. We own 53.5% of the joint venture and contributed all 19 assets with a fair value of $790 million. The joint venture partner owns the other 46.5% and purchased its interest for cash of $367 million.

United Kingdom Joint Venture

•
In December 2019, we sold our remaining 49% interest in our United Kingdom investments (the “U.K. JV”) for proceeds of £70 million ($91 million), net of debt assumed. We no longer own any real estate in the United Kingdom.

Other Real Estate and Loan Transactions

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

•	In September 2019, we sold 13 senior housing facilities under DFLs for $274 million.

•
During the year ended December 31, 2019, we transitioned 35 senior housing triple-net assets, including a 14-property DFL portfolio, to a RIDEA structure, with Sunrise Senior Living, LLC (“Sunrise”) as the operator. Those 35 assets generated revenue of $67 million during the year ended 2018. We expect to transition two additional senior housing triple-net assets to a RIDEA structure with Sunrise in 2020.

•
During the year ended December 31, 2019, we sold 18 SHOP assets for $181 million, 2 senior housing triple-net assets for $26 million, 10 MOBs for $23 million, 1 life science asset for $7 million, 1 undeveloped life science land parcel for $35 million, and 2 facilities from the other non-reportable segment for $20 million.

•	In January 2020, we sold six SHOP assets for $36 million.

•
In January 2020, we entered into definitive agreements to acquire a life science campus in Waltham, Massachusetts, for $320 million. We made a $20 million nonrefundable deposit upon completing due diligence and expect to close the transaction in the second quarter of 2020.

Financing Activities

•
In February 2019, we terminated our previous at-the-market equity program established in February 2018 (the “2018 ATM Program”) and established a new at-the-market program (the “2019 ATM Program”) pursuant to which shares of our common stock having an aggregate gross sales price of up to $1.0 billion may be sold (i) by Healthpeak through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement.

•
During the year ended December 31, 2019, we directly issued or settled previous forward sales agreements for 26.7 million shares, resulting in net proceeds of $782 million. Total net proceeds were comprised of: (i) $422 million of net proceeds from the settlement of 15.3 million shares under a 2018 forward sales agreement at a weighted average net price of $27.66 per share, after commissions, (ii) $171 million of net proceeds from the settlement of 5.5 million shares under ATM forward sales agreements at a weighted average net price of $30.91 per share, after commissions, and (iii) $189 million of net proceeds from the direct issuance of 5.9 million shares on the ATM at a weighted average net price of $31.84 per share, after commissions.

•
An aggregate of 30.4 million shares of our common stock, sold at an initial weighted average net price of $33.05 per share, after commissions, remain available for issuance under forward sales agreements as of December 31, 2019.

•
In May 2019, we entered into a new $2.5 billion unsecured revolving line of credit facility (the “Revolving Facility”) maturing on May 23, 2023. The Revolving Facility contains two, six-month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at LIBOR plus a margin that depends on our credit ratings (0.825% as of December 31, 2019). We pay a facility fee on the entire revolving commitment that depends on our credit ratings (0.15% as of December 31, 2019).

•
In May 2019, we entered into a new $250 million unsecured term loan facility (the “2019 Term Loan” and, together with the Revolving Facility, the “Facilities”), and borrowed the full $250 million capacity in June 2019. The 2019 Term Loan matures on May 23, 2024 and accrues interest at LIBOR plus a margin that depends on our credit ratings (0.90% as of December 31, 2019). The Facilities include a feature that allows us to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments.

•
In July 2019, we completed a public offering of $650 million aggregate principal amount of 3.25% senior unsecured notes due 2026 (the “2026 Notes”) and $650 million aggregate principal amount of 3.50% senior unsecured notes due 2029 (the “2029 Notes” and, together with the 2026 Notes, the “Notes”). The proceeds were used to: (i) redeem all of our $800 million, 2.63% senior unsecured notes due February 2020 (the “2020 Notes”), (ii) repurchase $250 million aggregate principal amount of our 4.25% senior notes due 2023 (the “2023 Notes”), and (iii) repurchase $250 million aggregate principal amount of our 4.00% senior notes due 2022 (the “2022 Notes”).

•
In September 2019, we established an unsecured commercial paper program (the “Commercial Paper Program”) under which we may issue, from time to time, unsecured short-term debt securities with a maximum aggregate face or principal amount outstanding at any one time not exceeding $1.0 billion.

•
In November 2019, we completed a public offering of $750 million aggregate principal amount of 3.00% senior unsecured notes due 2030 (the “2030 Notes”). The proceeds were used to repurchase the remaining $350 million aggregate principal amount of our 2022 Notes.

Developments

•
As part of the previously-announced development program with HCA, during the year ended December 31, 2019, we commenced the development of seven MOBs, six of which will be on-campus, with an aggregate estimated cost of approximately $166 million.

•	At December 31, 2019, we had eight life science development projects in process with an aggregate total estimated cost of approximately $1.1 billion.
Dividends
Quarterly cash dividends paid during 2019 aggregated to $1.48 per share. On January 30, 2020, our Board of Directors declared a quarterly cash dividend of $0.37 per common share. The dividend will be paid on February 28, 2020 to stockholders of record as of the close of business on February 18, 2020.
Results of Operations
We evaluate our business and allocate resources among our reportable business segments: (i) senior housing triple-net, (ii) SHOP, (iii) life science, and (iv) medical office. Our senior housing facilities are managed utilizing triple-net leases and RIDEA structures. Under the life science and medical office segments, we invest through the acquisition and development of life science facilities and MOBs, which generally require a greater level of property management. We have other non-reportable segments that are comprised primarily of our debt investments, hospital properties, and unconsolidated joint ventures. We evaluate performance based upon: (i) property net operating income from continuing operations (“NOI”) and (ii) Adjusted NOI (cash NOI) in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Consolidated Financial Statements).

Non-GAAP Financial Measures
Net Operating Income
NOI and Adjusted NOI are non-U.S. generally accepted accounting principles (“GAAP”) supplemental financial measures used to evaluate the operating performance of real estate. NOI is defined as real estate revenues (inclusive of rental and related revenues, resident fees and services, and income from direct financing leases), less property level operating expenses (which exclude transition costs); NOI excludes all other financial statement amounts included in net income (loss) as presented in Note 15 to the Consolidated Financial Statements. Management believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unlevered basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles, termination fees, actuarial reserves for insurance claims that have been incurred but not reported, and the impact of deferred community fee income and expense. Adjusted NOI is oftentimes referred to as “Cash NOI.” NOI and Adjusted NOI exclude our share of income (loss) generated by unconsolidated joint ventures, which is recognized in equity income (loss) from unconsolidated joint ventures in the consolidated statements of operations. We use NOI and Adjusted NOI to make decisions about resource allocations, to assess and compare property level performance, and to evaluate our same property portfolio (“SPP”), as described below. We believe that net income (loss) is the most directly comparable GAAP measure to NOI and Adjusted NOI. NOI and Adjusted NOI should not be viewed as alternative measures of operating performance to net income (loss) as defined by GAAP since they do not reflect various excluded items. Further, our definitions of NOI and Adjusted NOI may not be comparable to the definitions used by other REITs or real estate companies, as they may use different methodologies for calculating NOI and Adjusted NOI. For a reconciliation of NOI and Adjusted NOI to net income (loss) by segment, refer to Note 15 to the Consolidated Financial Statements.
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
Properties are included in SPP once they are stabilized for the full period in both comparison periods. Newly acquired operating assets are generally considered stabilized at the earlier of lease-up (typically when the tenant(s) control(s) the physical use of at least 80% of the space) or 12 months from the acquisition date. Newly completed developments and redevelopments are considered stabilized at the earlier of lease-up or 24 months from the date the property is placed in service. Properties that experience a change in reporting structure, such as a transition from a triple-net lease to a RIDEA reporting structure, are considered stabilized after 12 months in operations under a consistent reporting structure. A property is removed from SPP when it is classified as held for sale, sold, placed into redevelopment, experiences a casualty event that significantly impacts operations, or a change in reporting structure has been agreed to (such as triple-net to SHOP).
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

Funds Available for Distribution ("FAD")
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
Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018 and the Year Ended December 31, 2018 to the Year Ended December 31, 2017
Overview(1)

2019 and 2018
The following table summarizes results for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2019	2018	Change
Net income (loss) applicable to common shares	$43,987	$1,058,424	$(1,014,437)
NAREIT FFO	780,307	780,189	118
FFO as Adjusted	864,352	857,233	7,119
FAD	745,820	746,397	(577)
_______________________________________

(1)	For the reconciliation of non-GAAP financial measures, see “Non-GAAP Financial Measure Reconciliations” below.

Net income (loss) applicable to common shares ("net income (loss)") decreased primarily as a result of the following:

•	a reduction in NOI as a result of asset sales during 2018 and 2019;

•	a larger net gain on sales of real estate during 2018 compared to 2019, primarily related to the sale of our Shoreline Technology Center life science campus in November 2018;

•
increased depreciation and amortization expense as a result of: (i) assets acquired during 2018 and 2019, (ii) development and redevelopment projects placed into operations during 2018 and 2019, and (iii) the conversion of 14 senior housing triple-net assets from a DFL to a RIDEA structure in 2019, partially offset by decreased depreciation and amortization from asset sales during 2018 and 2019;

•	an increase in loss on debt extinguishments, resulting from redemptions and repurchases of senior unsecured notes in 2019; and

•	increased impairment charges on real estate asset recognized during 2019 compared to 2018.
The decrease in net income (loss) was partially offset by:

•	increased NOI from: (i) annual rent escalations, (ii) 2018 and 2019 acquisitions, and (iii) development and redevelopment projects placed in service during 2018 and 2019;

•	a reduction in interest expense as a result of debt repayments during 2018 and 2019; and

•
an increase in other income, primarily resulting from: (i) a gain on deconsolidation of 19 SHOP assets in 2019, and (ii) a loss on consolidation of seven care homes in the U.K. during the first quarter of 2018, partially offset by a gain on consolidation related to the acquisition of the outstanding equity interests in three life science joint ventures in November 2018.

NAREIT FFO increased primarily as a result of the aforementioned events impacting net income (loss), except for the following, which are excluded from NAREIT FFO:

•	gains on sales of real estate, including related tax impacts;

•	depreciation and amortization expense;

•	impairments charges on real estate assets; and

•	gains and losses on change in control.
FFO as Adjusted decreased primarily as a result of the aforementioned events impacting NAREIT FFO, except for losses on debt extinguishment, which are excluded from FFO as Adjusted.
FAD decreased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents, which is excluded from FAD. The decrease in FAD was also partially due to increased FAD capital expenditures during 2019.
2018 and 2017
The following table summarizes results for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
	2018	2017	Change
Net income (loss) applicable to common shares	$1,058,424	$413,013	$645,411
NAREIT FFO	780,189	661,113	119,076
FFO as Adjusted	857,233	918,402	(61,169)
FAD	746,397	803,720	(57,323)
Net income (loss) applicable to common shares ("net income (loss)") increased primarily as a result of the following:

•	a larger net gain on sales of real estate during 2018 compared to 2017, primarily related to the sale of our Shoreline Technology Center life science campus in November 2018;

•	increased NOI from: (i) annual rent escalations, (ii) 2017 and 2018 acquisitions, and (iii) development and redevelopment projects placed in service during 2017 and 2018;

•	a gain on consolidation related to the acquisition of the outstanding equity interests in three life science joint ventures in November 2018;

•	impairments of our mezzanine loan facility to Tandem Health Care (the “Tandem Mezzanine Loan”) in 2017;

•	a net charge to NOI from the November 2017 transactions with Brookdale (the “2017 Brookdale Transactions”)(See Note 3 to the Consolidated Financial Statements);

•
a reduction in interest expense as a result of debt repayments, primarily in the second and third quarters of 2017 and throughout 2018, partially offset by an increased average balance under our Revolving Facility during 2018;

•	higher income tax expense in 2017 related to the impact of new tax rate legislation, partially offset by tax benefits from higher sales volume during 2017;

•	a reduction in litigation-related costs from securities class action litigation, and a one-time legal settlement in 2017;

•	a reduction in loss on debt extinguishment related to repurchases of our senior unsecured notes in July 2018 compared to July 2017; and

•	casualty-related charges incurred due to hurricanes in the third quarter of 2017.
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

•
a reduction in income as a result of: (i) asset sales during 2017 and 2018 and (ii) selling interests into the U.K. JV and a joint venture with Morgan Stanley Real Estate Investments ("MSREI MOB JV")(see Note 4 to the Consolidated Financial Statements);

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
Segment Analysis
The following tables provide selected operating information for our SPP and total property portfolio for each of our reportable segments. For the year ended December 31, 2019, our SPP consists of 411 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2018 and that remained in operations under a consistent reporting structure through December 31, 2019. For the year ended December 31, 2018, our SPP consisted of 522 properties acquired or placed in service and stabilized on or prior to January 1, 2017 and that remained in operations under a consistent reporting structure through December 31, 2018. Our total consolidated property portfolio consisted of 617, 645 and 744 properties at December 31, 2019, 2018 and 2017, respectively.
Senior Housing Triple-Net

2019 and 2018
The following table summarizes results at and for the years ended December 31, 2019 and 2018 (dollars in thousands except per unit data):

	SPP			Total Portfolio(1)
	2019	2018	Change	2019	2018	Change
Real estate revenues(2)	$90,212	$85,799	$4,413	$199,441	$276,091	$(76,650)
Operating expenses	(170)	(181)	11	(4,565)	(3,618)	(947)
NOI	90,042	85,618	4,424	194,876	272,473	(77,597)
Adjustments to NOI	(1,126)	1,180	(2,306)	2,725	2,127	598
Adjusted NOI	$88,916	$86,798	$2,118	197,601	274,600	(76,999)
Less: non-SPP adjusted NOI				(108,685)	(187,802)	79,117
SPP adjusted NOI				$88,916	$86,798	$2,118
SPP Adjusted NOI % change			2.4%
Property count(3)	59	59		90	146
Average capacity (units)(4)	5,340	5,340		11,565	16,914
Average annual rent per unit	$16,684	$16,287		$17,373	$16,449
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)	Represents rental and related revenues and income from DFLs.

(3)
From our 2018 presentation of SPP, we removed 15 senior housing triple-net properties that were sold, 45 senior housing triple-net properties that were transitioned or we agreed to transition to our SHOP segment, and 27 senior housing triple-net properties that were classified as held for sale.

(4)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.

SPP NOI and Adjusted NOI increased primarily as a result of annual rent escalations.
Total Portfolio NOI and Adjusted NOI decreased primarily as a result of the following Non-SPP impacts:

•	the transfer of 22 and 41 senior housing triple-net facilities to our SHOP segment during 2018 and 2019, respectively, and

•	senior housing triple-net facilities sold during 2018 and 2019.
The decrease in Total Portfolio NOI and Adjusted NOI is partially offset by the aforementioned increases to SPP.
2018 and 2017
The following table summarizes results at and for the years ended December 31, 2018 and 2017 (dollars in thousands except per unit data):

	SPP			Total Portfolio(1)
	2018	2017	Change	2018	2017	Change
Real estate revenues(2)	$245,737	$239,273	$6,464	$276,091	$313,547	$(37,456)
Operating expenses	(377)	(371)	(6)	(3,618)	(3,819)	201
NOI	245,360	238,902	6,458	272,473	309,728	(37,255)
Adjustments to NOI	4,274	5,899	(1,625)	2,127	17,098	(14,971)
Adjusted NOI	$249,634	$244,801	$4,833	274,600	326,826	(52,226)
Less: non-SPP adjusted NOI				(24,966)	(82,025)	57,059
SPP adjusted NOI				$249,634	$244,801	$4,833
SPP Adjusted NOI % change			2.0%
Property count(3)	146	146		146	181
Average capacity (units)(4)	15,002	15,000		16,914	21,536
Average annual rent per unit	$16,665	$16,345		$16,449	$15,352
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)	Represents rental and related revenues and income from DFLs.

(3)	From our 2017 presentation of SPP, we removed 11 senior housing triple-net properties that were sold and 22 senior housing triple-net properties that were transitioned to our SHOP segment.

(4)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
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

Senior Housing Operating Portfolio

2019 and 2018
The following table summarizes results at and for the years ended December 31, 2019 and 2018 (dollars in thousands, except per unit data):

	SPP			Total Portfolio(1)
	2019	2018	Change	2019	2018	Change
Resident fees and services	$119,874	$117,159	$2,715	$725,171	$547,976	$177,195
Operating expenses	(87,637)	(86,308)	(1,329)	(565,713)	(414,312)	(151,401)
NOI	32,237	30,851	1,386	159,458	133,664	25,794
Adjustments to NOI	122	1,835	(1,713)	2,872	2,875	(3)
Adjusted NOI	$32,359	$32,686	$(327)	162,330	136,539	25,791
Less: non-SPP adjusted NOI				(129,971)	(103,853)	(26,118)
SPP adjusted NOI				$32,359	$32,686	$(327)
SPP Adjusted NOI % change			(1.0)%
Property count(2)	21	21		115	93
Average occupancy	87.6%	87.3%		83.2%	84.5%
Average capacity (units)(3)	2,442	2,436		14,633	11,248
Average annual rent per unit	$49,138	$47,951		$49,784	$48,433
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)
From our 2018 presentation of SPP, we removed 16 SHOP properties that were deconsolidated, 3 SHOP properties that were sold, 1 SHOP property that was placed into redevelopment and 8 SHOP properties that were classified as held for sale.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.

SPP Adjusted NOI decreased primarily as a result of the following:

•	higher labor costs and

•	a temporary decline in performance of facilities that transitioned between operators within the SHOP segment, partially offset by

•	increased community fees received and

•	increased occupancy and rates for resident fees and services
SPP NOI increased primarily as a result of the aforementioned impacts to SPP Adjusted NOI and a non-cash increase to our IBNR ("Incurred But Not Reported") insurance liability estimate during the fourth quarter of 2018 in conjunction with the transition of certain insurance policies to a new plan.
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the following Non-SPP impacts:

•	increased NOI from: (i) 2019 acquisitions and (ii) the transfer of 22 and 41 senior housing triple-net assets to our SHOP segment during 2018 and 2019, respectively, partially offset by

•	lost NOI from: (i) assets sold in 2018 and 2019 and (ii) the deconsolidation of 16 assets in 2019 upon formation of the Sovereign Wealth Fund Senior Housing Joint Venture.

2018 and 2017
The following table summarizes results at and for the years ended December 31, 2018 and 2017 (dollars in thousands, except per unit data):

	SPP			Total Portfolio(1)
	2018	2017	Change	2018	2017	Change
Resident fees and services	$262,887	$256,471	$6,416	$547,976	$525,473	$22,503
Operating expenses	(182,511)	(183,384)	873	(414,312)	(396,491)	(17,821)
NOI	80,376	73,087	7,289	133,664	128,982	4,682
Adjustments to NOI	2,174	12,759	(10,585)	2,875	33,227	(30,352)
Adjusted NOI	$82,550	$85,846	$(3,296)	136,539	162,209	(25,670)
Less: non-SPP adjusted NOI				(53,989)	(76,363)	22,374
SPP adjusted NOI				$82,550	$85,846	$(3,296)
SPP Adjusted NOI % change			(3.8)%
Property count(2)	46	46		93	102
Average occupancy	87.6%	88.6%		84.5%	86.6%
Average capacity (units)(3)	6,072	6,058		11,248	12,758
Average annual rent per unit	$43,219	$42,387		$48,433	$41,133
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)	From our 2017 presentation of SPP, we removed nine properties that were sold, eight SHOP properties that were placed into redevelopment and three SHOP properties that were classified as held for sale.

(3)	Represents average capacity as reported by the respective tenants or operators for the 12-month period and a quarter in arrears from the periods presented.
SPP Adjusted NOI decreased primarily as a result of the following:

•	occupancy declines and higher labor costs; partially offset by

•	increased rates for resident fees and services.
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

Life Science

2019 and 2018
The following table summarizes results at and for the years ended December 31, 2019 and 2018 (dollars and sq. ft. in thousands, except per sq. ft. data):

	SPP			Total Portfolio(1)
	2019	2018	Change	2019	2018	Change
Rental and related revenues	$293,400	$276,996	$16,404	$440,784	$395,064	$45,720
Operating expenses	(69,422)	(65,017)	(4,405)	(107,472)	(91,742)	(15,730)
NOI	223,978	211,979	11,999	333,312	303,322	29,990
Adjustments to NOI	(1,948)	(2,835)	887	(22,120)	(9,589)	(12,531)
Adjusted NOI	$222,030	$209,144	$12,886	311,192	293,733	17,459
Less: non-SPP adjusted NOI				(89,162)	(84,589)	(4,573)
SPP adjusted NOI				$222,030	$209,144	$12,886
SPP Adjusted NOI % change			6.2%
Property count(2)	93	93		134	124
Average occupancy	96.2%	94.9%		96.7%	95.0%
Average occupied square feet	5,415	5,345		7,288	7,078
Average annual total revenues per occupied square foot	$54	$51		$57	$54
Average annual base rent per occupied square foot	$43	$41		$45	$44
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)
From our 2018 presentation of SPP, we removed one life science facility that was sold, two life science facilities that were placed into redevelopment, and one life science facility related to a casualty event.

SPP NOI and Adjusted NOI increased primarily as a result of the following:

•	new leasing activity;

•	mark-to-market lease renewals;

•	increased occupancy; and

•	specific to Adjusted NOI, annual rent escalations.
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following Non-SPP impacts:

•	increased NOI from: (i) increased occupancy in former development and redevelopment facilities placed into service in 2018 and 2019 and (ii) acquisitions in 2019; and

•	lost NOI from: (i) facilities sold in 2018 and 2019 and (ii) the placement of facilities into redevelopment in 2019.

2018 and 2017
The following table summarizes results at and for the years ended December 31, 2018 and 2017 (dollars and sq. ft. in thousands, except per sq. ft. data):

	SPP			Total Portfolio(1)
	2018	2017	Change	2018	2017	Change
Rental and related revenues	$265,120	$258,781	$6,339	$395,064	$358,816	$36,248
Operating expenses	(58,752)	(56,431)	(2,321)	(91,742)	(78,001)	(13,741)
NOI	206,368	202,350	4,018	303,322	280,815	22,507
Adjustments to NOI	596	1,636	(1,040)	(9,589)	(4,517)	(5,072)
Adjusted NOI	$206,964	$203,986	$2,978	293,733	276,298	17,435
Less: non-SPP adjusted NOI				(86,769)	(72,312)	(14,457)
SPP adjusted NOI				$206,964	$203,986	$2,978
SPP Adjusted NOI % change			1.5%
Property count(2)	94	94		124	131
Average occupancy	94.8%	95.5%		95.0%	96.2%
Average occupied square feet	5,166	5,195		7,078	6,841
Average annual total revenues per occupied square foot	$51	$50		$54	$52
Average annual base rent per occupied square foot	$41	$40		$44	$42
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)	From our 2017 presentation of SPP, we removed 12 life science facilities that were sold and 3 life science facilities that were placed into redevelopment.
SPP NOI and Adjusted NOI increased primarily as a result of the following:

•	new leasing activity; and

•	specific to Adjusted NOI, annual rent escalations; partially offset by

•	a mark-to-market rent decrease on a 147,000 square foot lease in South San Francisco.
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following Non-SPP impacts:

•	increased NOI from: (i) increased occupancy in portions of a development placed into operations in 2017 and 2018 and (ii) acquisitions in 2017; partially offset by

•	decreased NOI from: (i) sales of life science facilities in 2017 and 2018 and (ii) the placement of life science facilities into redevelopment in 2017 and 2018.

Medical Office

2019 and 2018
The following table summarizes results at and for the years ended December 31, 2019 and 2018 (dollars and sq. ft. in thousands, except per sq. ft. data):

	SPP			Total Portfolio(1)
	2019	2018	Change	2019	2018	Change
Rental and related revenues	$478,185	$467,169	$11,016	$571,530	$547,375	$24,155
Operating expenses	(162,901)	(159,748)	(3,153)	(201,538)	(195,100)	(6,438)
NOI	315,284	307,421	7,863	369,992	352,275	17,717
Adjustments to NOI	(4,443)	(5,681)	1,238	(5,877)	(6,690)	813
Adjusted NOI	$310,841	$301,740	$9,101	364,115	345,585	18,530
Less: non-SPP adjusted NOI				(53,274)	(43,845)	(9,429)
SPP adjusted NOI				$310,841	$301,740	$9,101
SPP Adjusted NOI % change			3.0%
Property count(2)	227	227		267	269
Average occupancy	92.9%	93.1%		92.1%	92.5%
Average occupied square feet	16,372	16,368		19,069	18,655
Average annual total revenues per occupied square foot	$29	$28		$29	$29
Average annual base rent per occupied square foot	$24	$24		$25	$24
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)
From our 2018 presentation of SPP, we removed seven MOBs that were sold, two MOBs that were placed into redevelopment, two MOBs that were classified as held for sale, and one MOB that we intend to demolish.

SPP NOI and Adjusted NOI increased primarily as a result of the following:

•	mark-to-market lease renewals;

•	increased percentage-based rents; and

•	specific to adjusted NOI, annual rent escalations.
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following Non-SPP impacts:

•	NOI from our 2018 and 2019 acquisitions; and

•	increased occupancy in former development and redevelopment properties placed into service; partially offset by

•	lost NOI from dispositions during 2018 and 2019.

2018 and 2017
The following table summarizes results at and for the years ended December 31, 2018 and 2017 (dollars and sq. ft. in thousands, except per sq. ft. data):

	SPP			Total Portfolio(1)
	2018	2017	Change	2018	2017	Change
Rental and related revenues	$460,298	$450,562	$9,736	$547,375	$512,385	$34,990
Operating expenses	(158,116)	(155,725)	(2,391)	(195,100)	(187,688)	(7,412)
NOI	302,182	294,837	7,345	352,275	324,697	27,578
Adjustments to NOI	(4,099)	(3,732)	(367)	(6,690)	(5,405)	(1,285)
Adjusted NOI	$298,083	$291,105	$6,978	345,585	319,292	26,293
Less: non-SPP adjusted NOI				(47,502)	(28,187)	(19,315)
SPP adjusted NOI				$298,083	$291,105	$6,978
SPP Adjusted NOI % change			2.4%
Property count(2)	223	223		269	256
Average occupancy	92.9%	93.2%		92.5%	92.4%
Average occupied square feet	16,266	16,358		18,655	17,950
Average annual total revenues per occupied square foot	$28	$27		$29	$28
Average annual base rent per occupied square foot	$24	$23		$24	$24
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)	From our 2017 presentation of SPP, we removed four MOBs that were sold and three MOBs that were placed into redevelopment.
SPP NOI and Adjusted NOI increased primarily as a result of the following:

•	mark-to-market lease renewals;

•	increased percentage-based rents; and

•	specific to adjusted NOI, annual rent escalations.
Total Portfolio NOI and Adjusted NOI increased primarily as a result of the aforementioned increases to SPP and the following Non-SPP impacts:

•	NOI from our 2017 and 2018 acquisitions and

•	increased occupancy in former development and redevelopment properties placed into service in 2017 and 2018, partially offset by

•	lost NOI from dispositions during 2017 and 2018.

Other Income and Expense Items

The following table summarizes results for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,			2019 vs.	2018 vs.
	2019	2018	2017	2018	2017
Interest income	$9,844	$10,406	$56,237	$(562)	$(45,831)
Interest expense	225,619	266,343	307,716	(40,724)	(41,373)
Depreciation and amortization	659,989	549,499	534,726	110,490	14,773
General and administrative	92,966	96,702	88,772	(3,736)	7,930
Transaction costs	8,743	10,772	7,963	(2,029)	2,809
Impairments (recoveries), net	225,937	55,260	166,384	170,677	(111,124)
Gain (loss) on sales of real estate, net	22,900	925,985	356,641	(903,085)	569,344
Loss on debt extinguishments	(58,364)	(44,162)	(54,227)	(14,202)	10,065
Other income (expense), net	182,129	13,316	31,420	168,813	(18,104)
Income tax benefit (expense)	17,262	17,854	1,333	(592)	16,521
Equity income (loss) from unconsolidated joint ventures	(8,625)	(2,594)	10,901	(6,031)	(13,495)
Noncontrolling interests’ share in earnings	(14,531)	(12,381)	(8,465)	(2,150)	(3,916)
Interest income. The decrease in interest income for the year ended December 31, 2018 was primarily the result of: (i) the sale of our Tandem Mezzanine Loan during the first quarter of 2018, (ii) the payoff of our HC-One Facility in June 2017, and (iii) the conversion of the U.K. Bridge Loan into real estate during the first quarter of 2018.
Interest expense.  The decrease in interest expense for the year ended December 31, 2019 was primarily the result of senior unsecured notes repurchases and redemptions during 2018.
The decrease in interest expense for the year ended December 31, 2018 was primarily the result of senior unsecured notes repurchases during 2017 and 2018, partially offset by an increased average balance under our Revolving Facility during 2018.
Depreciation and amortization.  The increase in depreciation and amortization expense for the year ended December 31, 2019 was primarily as a result of: (i) assets acquired during 2018 and 2019, (ii) development and redevelopment projects placed into operations during 2018 and 2019 (primarily in our life science and medical office segments), and (iii) the conversion of 14 senior housing triple-net assets from a DFL to a RIDEA structure in 2019, partially offset by dispositions of real estate throughout 2018 and 2019.
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
General and administrative expenses.  The decrease in general and administrative expenses for the year ended December 31, 2019 was primarily as a result of decreased severance and related charges, driven by the departure of our former Executive Chairman in March 2018, partially offset by higher compensation costs in 2019.
The increase in general and administrative expenses for the year ended December 31, 2018 was primarily as a result of increased severance and related charges, primarily resulting from the departure of our former Executive Chairman in March 2018, which exceeded severance and related charges in 2017, primarily related to the departure of our former CAO in the third quarter of 2017.
Impairments (recoveries), net.  Impairments (recoveries), net increased for the year ended December 31, 2019 as a result of committing to a formal plan to sell certain assets as part of a broader initiative to improve our portfolio quality and therefore, classifying those assets as held for sale. While some properties that are classified as held for sale are expected to result in a gain recognized upon disposition, others had a carrying value that exceeded the expected sale proceeds less costs to sell, resulting in an impairment charge during the respective period. The impairment charges recognized in each period vary depending on facts and circumstances related to each asset and are impacted by negotiations with potential buyers, current operations of the assets, market conditions, and other factors.

Impairments (recoveries), net decreased for the year ended December 31, 2018, primarily as a result of the $144 million impairment charge recognized in 2017 related to our Tandem Mezzanine Loan (see Note 7 to the Consolidated Financial Statements).
Gain (loss) on sales of real estate, net.  During the year ended December 31, 2019, we sold: (i) our remaining interest in the U.K. JV, (ii) 18 SHOP facilities, (iii) 2 senior housing triple-net facilities, (iv) 10 MOBs, (v) 1 life science asset, (vi) 1 undeveloped life science land parcel, and (vii) two facilities from the other non-reportable segment, and recognized total net gain on sales of $23 million.
During the year ended December 31, 2018, we sold: (i) our remaining interest in RIDEA II, (ii) a 51% interest in our U.K. Portfolio, (iii) 31 SHOP facilities, (iv) 16 life science assets, (v) 13 senior housing triple-net facilities, and (vi) four MOBs and recognized total net gain on sales of $926 million.
During the year ended December 31, 2017, we sold: (i) 68 senior housing triple-net facilities, (ii) five life science facilities, (iii) five SHOP facilities, (iv) four MOBs, and (v) a 40% interest in RIDEA II, and recognized total net gain on sales of $357 million.
Loss on debt extinguishments.  During the year ended December 31, 2019, we repurchased or redeemed $1.65 billion of our senior unsecured notes and recognized an aggregate loss on debt extinguishment of $58 million.
During the year ended December 31, 2018, we repurchased $700 million of our 5.375% senior notes due 2021 and recognized a $44 million loss on debt extinguishment.
During the year ended December 31, 2017, we repurchased $500 million of our 5.375% senior notes due 2021 and recognized a $54 million loss on debt extinguishment.
Other income (expense), net.  The increase in other income (expense), net for the year ended December 31, 2019 was primarily as a result of (i) a gain on deconsolidation recognized in 2019 related to a senior housing joint venture with a sovereign wealth fund (see Note 4 to the Consolidated Financial Statements) and (ii) a loss on consolidation of seven U.K. care homes in March 2018 (see Note 18 to the Consolidated Financial Statements). The increase in other income (expense), net was partially offset by a gain on consolidation related to the acquisition of the outstanding equity interests in three life science joint ventures in November 2018.
The decrease in other income (expense), net for the year ended December 31, 2018 was primarily as a result of: (i) a loss on consolidation of seven U.K. care homes in March 2018 (see Note 18 to the Consolidated Financial Statements) and (ii) a gain on sale of our Four Seasons Notes in March 2017. The decrease in other income (expense), net was partially offset by: (i) a gain on consolidation related to the acquisition of the outstanding equity interests in three life science joint ventures in November 2018, (ii) casualty-related charges due to hurricanes incurred in the third quarter of 2017, and (iii) decreased litigation costs in 2018.
Income tax benefit (expense).  The increase in income tax benefit for the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily the result of: (i) a $17 million income tax expense related to the impact of tax rate legislation during the fourth quarter of 2017 and (ii) a $6 million income tax benefit related to our share of operating losses from our RIDEA joint ventures and U.K. real estate investments during 2018, partially offset by a $6 million benefit from the partial sale of RIDEA II in 2017.
Equity income (loss) from unconsolidated joint ventures.  The decrease in equity income from unconsolidated joint ventures for the year ended December 31, 2019 was primarily the result of an impairment charge recognized related to one asset classified as held-for-sale in the CCRC JV (see Note 8 to the Consolidated Financial Statements) and the sale of our equity method investment in RIDEA II in June 2018, partially offset by additional equity income from our investment in the U.K. JV.
The decrease in equity income from unconsolidated joint ventures for the year ended December 31, 2018 was primarily the result of the sale of our equity method investment in RIDEA II in June 2018, partially offset by additional equity income from our investment in the U.K. JV.
Liquidity and Capital Resources
We anticipate that our cash flow from operations, available cash balances and cash from our various financing activities will be adequate for at least the next 12 months for purposes of: (i) funding recurring operating expenses; (ii) meeting debt service requirements; and (iii) satisfying our distributions to our stockholders and non-controlling interest members. Distributions were made using a combination of cash flows from operations, funds available under our revolving line of credit, proceeds from the sale of properties, and other sources of cash available to us.

Our principal investing liquidity needs for the next 12 months are to:

•	fund capital expenditures, including tenant improvements and leasing costs and

•	fund future acquisition, transactional and development activities.
We anticipate satisfying these future investing needs using one or more of the following:

•	cash flow from operations;

•	sale or exchange of ownership interests in properties or other investments;

•	borrowings under our Facilities and Commercial Paper Program;

•	issuance of additional debt, including unsecured notes, term loans, and mortgage debt; and/or

•	issuance of common or preferred stock or its equivalent.
Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our Revolving Facility and 2019 Term Loan accrue interest at a rate per annum equal to LIBOR plus a margin that depends upon the credit ratings of our senior unsecured long-term debt. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. As of February 10, 2020, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global and Fitch, and short-term credit ratings of P-2, A-2 and F2 from Moody's, S&P Global, and Fitch, respectively.
Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below. The following table sets forth changes in cash flows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by (used in) operating activities	$846,073	$848,709	$847,041
Net cash provided by (used in) investing activities	(1,448,778)	1,829,279	1,246,257
Net cash provided by (used in) financing activities	647,271	(2,620,536)	(2,148,461)
Operating Cash Flows
Operating cash flow decreased $3 million between the years ended December 31, 2019 and 2018 primarily as the result of: (i) dispositions during 2018 and 2019 and (ii) occupancy declines and higher labor costs within our SHOP segment. The decrease in operating cash flow is partially offset by: (i) 2018 and 2019 acquisitions, (ii) annual rent increases, (iii) developments and redevelopments placed in service during 2018 and 2019, and (iv) decreased interest paid as a result of debt repayments during 2018 and 2019. Our cash flow from operations is dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors.
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
Investing Cash Flows
The following are significant investing activities for the year ended December 31, 2019:

•
received net proceeds of $976 million primarily from: (i) sales of real estate assets (including real estate assets under DFLs), (ii) the sale of our investment in the U.K. JV, and (iii) the sale of a 46.5% interest in 19 previously consolidated SHOP assets; and

•	made investments of $2.4 billion primarily related to the (i) acquisition, development, and redevelopment of real estate and (ii) funding of loan investments.
The following are significant investing activities for the year ended December 31, 2018:

•	received net proceeds of $2.9 billion primarily from: (i) sales of real estate assets, (ii) the sale of RIDEA II, (iii) the sale of the Tandem Mezzanine Loan, and (iv) the U.K. JV transaction; and

•	made investments of $1.1 billion primarily related to the acquisition, development, and redevelopment of real estate.
The following are significant investing activities for the year ended December 31, 2017:

•	received net proceeds of $1.8 billion from sales of real estate, including the sale and recapitalization of RIDEA II;

•	received net proceeds of $559 million primarily from: (i) the sale of our Four Seasons Notes, (ii) the repayment of our HC-One Facility, and (iii) a DFL repayment; and
made investments of $1.1 billion primarily for the acquisition and development of real estate.
Financing Cash Flows
The following are significant financing activities for the year ended December 31, 2019:

•	made net borrowings of $573 million primarily under our bank line of credit, commercial paper, term loan, senior unsecured notes (including debt extinguishment costs);

•	paid cash dividends on common stock of $720 million; and

•	issued common stock of $796 million.
The following are significant financing activities for the year ended December 31, 2018:

•	repaid $2.4 billion of debt under our: (i) bank line of credit, (ii) term loan, (iii) senior unsecured notes (including debt extinguishment costs) and (iv) mortgage debt;

•	paid cash dividends on common stock of $697 million;

•	paid $83 million for distributions to and purchases of noncontrolling interests, primarily related to our acquisition of Brookdale’s noncontrolling interest in RIDEA I;

•	raised net proceeds of $218 million from the issuances of common stock, primarily from our at-the-market equity program; and

•	received proceeds of $300 million for issuances of noncontrolling interests, primarily related to the MSREI MOB JV.
The following are significant financing activities for the year ended December 31, 2017:

•
repaid $1.4 billion of debt under our: (i) term loans, (ii) senior unsecured notes (including debt extinguishment costs) and (iii) mortgage debt, partially offset by net borrowings under our bank line of credit; and

•	paid cash dividends on common stock of $695 million.
Debt

Bank Line of Credit, Term Loans and Commercial Paper Program
In May 2019, we entered into the Revolving Facility, a new $2.5 billion unsecured revolving line of credit facility maturing on May 23, 2023. The Revolving Facility contains two, six-month extension options, subject to certain customary conditions. Additionally, in May 2019, we entered into the 2019 Term Loan, a new $250 million unsecured term loan facility and we borrowed the full $250 million capacity in June 2019. The 2019 Term Loan matures on May 23, 2024. The Facilities include a feature that allows us to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments.

In September 2019, we established the Commercial Paper Program. Under the terms of the Commercial Paper Program, we may issue, from time to time, unsecured short-term debt securities with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed from time to time, with the maximum aggregate face or principal amount outstanding at any one time not to exceed $1.0 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of our other unsecured and unsubordinated indebtedness. We intend to use the Revolving Facility as a liquidity backstop for the repayment of unsecured short term debt securities issued under the Commercial Paper Program.
Senior Unsecured Notes
On July 5, 2019, we completed a public offering of $650 million aggregate principal amount of 3.25% senior unsecured notes due 2026 and $650 million aggregate principal amount of 3.50% senior unsecured notes due 2029.
Using the net proceeds from the Notes offering in July 2019, we: (i) redeemed all of our $800 million 2020 Notes, (ii) repurchased $250 million aggregate principal amount of our 2023 Notes, and (iii) repurchased $250 million aggregate principal amount of our 2022 Notes.
On November 21, 2019, we completed a public offering of $750 million aggregate principal amount of 3.00% senior unsecured notes due 2030 (the "2030 Notes").
Using a portion of the net proceeds from the 2030 Notes offering, we repurchased the remaining $350 million aggregate principal amount of our 2022 Notes.
See Note 10 to the Consolidated Financial Statements for additional information about our outstanding debt.
See “2019 Transaction Overview” for further information regarding our significant financing activities during the year ended December 31, 2019.
Approximately 96%, 98% and 84% of our consolidated debt, inclusive of $42 million, $43 million and $44 million of variable rate debt swapped to fixed through interest rate swaps, was fixed rate debt as of December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, our fixed rate debt and variable rate debt had weighted average interest rates of 3.92% and 2.78%, respectively. At December 31, 2018, our fixed rate debt and variable rate debt had weighted average interest rates of 4.04% and 2.15%, respectively. At December 31, 2017, our fixed rate debt and variable rate debt had weighted average interest rates of 4.19% and 2.56%, respectively. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
Equity

At December 31, 2019, we had 505 million shares of common stock outstanding, equity totaled $6.7 billion, and our equity securities had a market value of $17.7 billion.
At December 31, 2019, non-managing members held an aggregate of five million units in seven limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At December 31, 2019, the DownREIT units were convertible into seven million shares of our common stock.
At-The-Market Program
In February 2019, we terminated our 2018 ATM Program and concurrently established our 2019 ATM Program. In addition to the issuance and sale of shares of our common stock, we may also enter into one or more forward sales agreements with sales agents for the sale of our shares of common stock under our 2019 ATM Program.
During the year ended December 31, 2019, the Company directly issued 5.9 million shares of common stock at a weighted average net price of $31.84 per share, after commissions, resulting in net proceeds of $189 million.
Additionally, during the year ended December 31, 2019, the Company settled 5.5 million shares under forward contracts at a weighted average net price of $30.91 per share, after commissions, resulting in net proceeds of $171 million.
At December 31, 2019, we had 14.8 million shares outstanding under forward contracts under the 2019 ATM Program, with a weighted average net price of $31.56 per share, after commissions.

At December 31, 2019, approximately $163 million of our common stock remained available for sale under the 2019 ATM Program, after giving effect to equity issued directly and pursuant to forward sale contracts as described in Note 12 to the Consolidated Financial Statements. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any of the remaining shares under our 2019 ATM Program.
See Note 12 to the Consolidated Financial Statements for additional information about our 2019 ATM Program, including with respect to equity sales during the year ended December 31, 2019.
November 2019 Forward Equity Offering
In November 2019, we entered into a forward equity sales agreement to sell an aggregate of 15.6 million shares of our common stock (including shares sold through the exercise of underwriters’ options) at an initial net price of $34.46 per share, after underwriting discounts and commissions. The agreement has a one year term that expires on November 4, 2020 during which time we may settle the forward sales agreement by delivery of physical shares of common stock to the forward seller or, at our election, by settling in cash or net shares. The forward sale price that we expect to receive upon settlement of the agreement will be the initial net price of $34.46 per share, subject to adjustments for: (i) accrued interest, (ii) the forward purchasers’ stock borrowing costs, and (iii) certain fixed price reductions during the term of the agreement. At December 31, 2019, all shares remained outstanding under the forward sales agreement.
December 2018 Forward Equity Offering
In December 2018, we entered into a forward equity sales agreement to sell an aggregate of 15.3 million shares of our common stock (including shares sold through the exercise of underwriters’ options) at an initial net price of $28.60 per share, after underwriting discounts and commissions. Contemporaneously, the agreement had a one year term that expired on December 13, 2019 during which time we could settle the forward sales agreement by delivery of physical shares of common stock to the forward seller or, at our election, settle in cash or net shares. During the year ended December 31, 2019, we settled all 15.3 million shares under the forward sales agreement at a weighted average net price of $27.66 per share resulting in net proceeds of $422 million. At December 31, 2019, no shares remained outstanding under the forward sales agreement.
An aggregate of 30.4 million shares of our common stock, sold at an initial weighted average net price of $33.05 per share, after commissions, remain available for issuance under forward sales agreements as of December 31, 2019.
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

Contractual Obligations
The following table summarizes our material contractual payment obligations and commitments at December 31, 2019 (in thousands):

	Total(1)	2020	2021-2022	2023-2024	More than Five Years
Bank line of credit	$—	$—	$—	$—	$—
Commercial paper	93,000	93,000	—	—	—
Term loan	250,000	—	—	250,000	—
Senior unsecured notes	5,700,000	—	300,000	1,700,000	3,700,000
Mortgage debt(2)	264,244	4,132	15,707	8,316	236,089
Construction loan commitments(3)	25,050	25,050	—	—	—
Lease and other contractual commitments(4)	123,957	96,042	27,915	—	—
Development commitments(5)	237,295	213,082	24,213	—	—
Ground and other operating leases	505,352	7,992	16,569	15,929	464,862
Interest(6)	1,825,021	234,885	468,642	413,753	707,741
Total	$9,023,919	$674,183	$853,046	$2,387,998	$5,108,692
_______________________________________

(1)	Excludes $85 million of life care bonds and demand notes that have no scheduled maturities and are classified as other debt in our consolidated balance sheets.

(2)	Excludes mortgage debt on assets held for sale and mortgage debt from unconsolidated joint ventures.

(3)	Represents commitments to finance development projects.

(4)
Represents our commitments, as lessor, under signed leases and contracts for operating properties and includes allowances for tenant improvements and leasing commissions. Excludes allowances for tenant improvements related to developments in progress for which we have executed an agreement with a general contractor to complete the tenant improvements (recognized in the "Development commitments" line).

(5)	Represents construction and other commitments for developments in progress and includes allowances for tenant improvements of $88 million that we have provided as a lessor.

(6)	Interest on variable-rate debt is calculated using rates in effect at December 31, 2019.
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

Non-GAAP Financial Measure Reconciliations
Funds From Operations and Funds Available for Distribution

The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NAREIT FFO, FFO as Adjusted and FAD (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net income (loss) applicable to common shares	$43,987	$1,058,424	$413,013	$626,549	$(560,552)
Real estate related depreciation and amortization	659,989	549,499	534,726	572,998	510,785
Healthpeak's share of real estate related depreciation and amortization from unconsolidated joint ventures	60,303	63,967	60,058	49,043	48,188
Noncontrolling interests' share of real estate related depreciation and amortization	(20,054)	(11,795)	(15,069)	(21,001)	(14,506)
Other real estate-related depreciation and amortization	6,155	6,977	9,364	11,919	22,223
Loss (gain) on sales of real estate, net	(22,900)	(925,985)	(356,641)	(164,698)	(6,377)
Healthpeak's share of loss (gain) on sales of real estate, net, from unconsolidated joint ventures	(2,118)	—	(1,430)	(16,332)	(15,003)
Noncontrolling interests' share of gain (loss) on sales of real estate, net	335	—	—	224	1,453
Loss (gain) upon change of control, net(1)	(166,707)	(9,154)	—	—	—
Taxes associated with real estate dispositions(2)	—	3,913	(5,498)	60,451	—
Impairments (recoveries) of depreciable real estate, net(3)	221,317	44,343	22,590	—	2,948
NAREIT FFO applicable to common shares	780,307	780,189	661,113	1,119,153	(10,841)
Distributions on dilutive convertible units and other	6,592	—	—	8,732	—
Diluted NAREIT FFO applicable to common shares	$786,899	$780,189	$661,113	$1,127,885	$(10,841)
Weighted average shares outstanding - diluted NAREIT FFO	494,335	470,719	468,935	471,566	462,795
Impact of adjustments to NAREIT FFO:
Transaction-related items(4)	$15,347	$11,029	$62,576	$96,586	$32,932
Other impairments (recoveries) and losses (gains), net(5)	10,147	7,619	92,900	—	1,446,800
Severance and related charges(6)	5,063	13,906	5,000	16,965	6,713
Loss on debt extinguishments(7)	58,364	44,162	54,227	46,020	—
Litigation costs (recoveries)(8)	(520)	363	15,637	3,081	—
Casualty-related charges (recoveries), net(9)	(4,106)	—	10,964	—	—
Foreign currency remeasurement losses (gains)	(250)	(35)	(1,043)	585	(5,437)
Tax rate legislation impact(10)	—	—	17,028	—	—
Total adjustments	$84,045	$77,044	$257,289	$163,237	$1,481,008

FFO as Adjusted applicable to common shares	$864,352	$857,233	$918,402	$1,282,390	$1,470,167
Distributions on dilutive convertible units and other	6,396	(198)	6,657	12,849	13,597
Diluted FFO as Adjusted applicable to common shares	$870,748	$857,035	$925,059	$1,295,239	$1,483,764
Weighted average shares outstanding - diluted FFO as Adjusted	494,335	470,719	473,620	473,340	469,064

FFO as Adjusted applicable to common shares	$864,352	$857,233	$918,402	$1,282,390	$1,470,167
Amortization of deferred compensation(11)	14,790	14,714	13,510	15,581	23,233
Amortization of deferred financing costs	10,863	12,612	14,569	20,014	20,222
Straight-line rents	(28,451)	(23,138)	(23,933)	(27,560)	(38,415)
FAD capital expenditures	(108,844)	(106,193)	(113,471)	(88,953)	(82,072)
Lease restructure payments	1,153	1,195	1,470	16,604	22,657
CCRC entrance fees(12)	18,856	17,880	21,385	21,287	27,895
Deferred income taxes(13)	(18,972)	(18,744)	(15,490)	(13,692)	(15,281)
Other FAD adjustments(14)	(7,927)	(9,162)	(12,722)	(9,975)	(166,557)
FAD applicable to common shares	745,820	746,397	803,720	1,215,696	1,261,849
Distributions on dilutive convertible units and other	6,591	—	—	13,088	14,230
Diluted FAD applicable to common shares	$752,411	$746,397	$803,720	$1,228,784	$1,276,079
Weighted average shares outstanding - diluted FAD	494,335	470,719	468,935	473,340	469,064

	Year Ended December 31,
	2019	2018	2017	2016	2015
Diluted earnings per common share	$0.09	$2.24	$0.88	$1.34	$(1.21)
Depreciation and amortization	1.43	1.30	1.25	1.30	1.22
Loss (gain) on sales of real estate, net	(0.04)	(1.96)	(0.76)	(0.38)	(0.04)
Loss (gain) upon change of control, net(1)	(0.34)	(0.02)	—	—	—
Taxes associated with real estate dispositions(2)	—	0.01	(0.01)	0.13	—
Impairments (recoveries) of depreciable real estate, net(3)	0.45	0.09	0.05	—	0.01
Diluted NAREIT FFO per common share	$1.59	$1.66	$1.41	$2.39	$(0.02)
Transaction-related items(4)	0.03	0.02	0.13	0.20	0.07
Other impairments (recoveries) and losses (gains), net(5)	0.02	0.02	0.20	—	3.11
Severance and related charges(6)	0.01	0.03	0.01	0.04	0.01
Loss on debt extinguishments(7)	0.12	0.09	0.11	0.10	—
Litigation costs (recoveries)(8)	—	—	0.03	0.01	—
Casualty-related charges (recoveries), net(9)	(0.01)	—	0.02	—	—
Foreign currency remeasurement losses (gains)	—	—	—	—	(0.01)
Tax rate legislation impact(10)	—	—	0.04	—	—
Diluted FFO as Adjusted per common share	$1.76	$1.82	$1.95	$2.74	$3.16
_______________________________________

(1)
For the year ended December 31, 2019, primarily relates to the gain related to the deconsolidation of 19 previously consolidated SHOP assets that were contributed into a new unconsolidated senior housing joint venture with a sovereign wealth fund. For the year ended December 31, 2019, also includes the gain related to the acquisition of the outstanding equity interests in a previously unconsolidated senior housing joint venture. For the year ended December 31, 2018, represents the gain related to the acquisition of our partner's interests in four previously unconsolidated life science assets, partially offset by the loss on consolidation of seven U.K. care homes.

(2)
For the year ended December 31, 2016, represents income tax expense associated with the state built-in gain tax payable upon the disposition of specific real estate assets, of which $49 million relates to the HCR ManorCare, Inc. ("HCRMC") real estate portfolio that we spun-off in 2016.

(3)
For the year ended December 31, 2019, includes a $6 million impairment charge related to depreciable real estate held by the CCRC JV, which we recognized in equity income (loss) from unconsolidated joint ventures in the consolidated statements of operations.

(4)
For the year ended December 31, 2017, includes $55 million of net non-cash charges related to the right to terminate certain triple-net leases and management agreements in conjunction with the 2017 Brookdale Transactions. For the year ended December 31, 2016, primarily relates to the spin-off of Quality Care Properties, Inc.

(5)
For the year ended December 31, 2019, represents the impairment of 13 senior housing triple-net facilities under DFLs recognized as a result of entering into sales agreements. For the year ended December 31, 2018, primarily relates to the impairment of an undeveloped life science land parcel classified as held for sale, partially offset by an impairment recovery upon the sale of a mezzanine loan investment in March 2018. For the year ended December 31, 2017, relates to $144 million of impairments on our Tandem Mezzanine Loan, net of a $51 million impairment recovery upon the sale of our Four Seasons Notes. For the year ended December 31, 2015, include impairment charges of: (i) $1.3 billion related to our HCRMC DFL investments, (ii) $112 million related to our Four Seasons Notes and (iii) $46 million related to our equity investment in HCRMC, partially offset by an impairment recovery of $6 million related to a loan payoff.

(6)
For the year ended December 31, 2018, primarily relates to the departure of our former Executive Chairman and corporate restructuring activities. For the year ended December 31, 2017, primarily relates to the departure of our former CAO. For the year ended December 31, 2016, primarily relates to the departure of our former President and Chief Executive Officer. For the year ended December 31, 2015, relates to the departure of our former Chief Investment Officer.

(7)	For all periods presented, represents the premium associated with the prepayment of senior unsecured notes and mortgage debt.

(8)	For all periods presented, relates to costs from securities class action litigation and a legal settlement. See Note 11 to the Consolidated Financial Statements for additional information.

(9)	For the year ended December 31, 2019, represents incremental insurance proceeds related to hurricanes in 2017, net of evacuation costs related to hurricanes in 2019.

(10)	Represents the remeasurement of deferred tax assets and liabilities as a result of the Tax Cuts and Jobs Act that was signed into legislation on December 22, 2017.

(11)
Excludes amounts related to the acceleration of deferred compensation for restricted stock units that vested upon the departure of certain former employees, which have already been excluded from FFO as Adjusted in severance and related charges.

(12)	Represents our 49% share of our CCRC JV's non-refundable entrance fees collected in excess of amortization.

(13)
Excludes $17 million of deferred tax expenses, which is included in tax rate legislation impact for the year ended December 31, 2017. Additionally, the year ended December 31, 2017, excludes $1 million of deferred tax benefit from the casualty-related charges, which is included in casualty-related charges (recoveries), net.

(14)
Primarily includes our share of FAD capital expenditures from unconsolidated joint ventures, partially offset by noncontrolling interests' share of FAD capital expenditures from consolidated joint ventures. Our equity investment in HCRMC was accounted for using the equity method, which required an elimination of DFL income that was proportional to our ownership in HCRMC. Further, our share of earnings from HCRMC (equity income) increased for the corresponding elimination of related lease expense recognized at the HCRMC entity level, which we presented as a non-cash joint venture FAD adjustment. Beginning in January 2016, as a result of placing our equity investment in HCRMC on a cash basis method of accounting, we no longer eliminated our proportional ownership share of income from DFLs to equity income (loss) from unconsolidated joint ventures.

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
Principles of Consolidation

The consolidated financial statements include the accounts of Healthpeak Properties, Inc., our wholly-owned subsidiaries, and joint ventures that we control, through voting rights or other means. We consolidate investments in variable interest entities (“VIEs”) when we are the primary beneficiary of the VIE. A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE.
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
We continually assess whether events have occurred that require us to reconsider the initial determination of whether an entity is a VIE. Such events include, but are not limited to: (i) a change to the contractual arrangements of the entity or in the ability of a party to exercise its participation or kick-out rights, (ii) a change to the capitalization structure of the entity, or (iii) acquisitions or sales of interests that constitute a change in control. When a reconsideration event occurs, we reassess whether the entity is a VIE.
We also make judgments with respect to our level of influence or control over an entity and whether we are (or are not) the primary beneficiary of a VIE. Consideration of various factors includes, but is not limited to:

•	which activities most significantly impact the entity’s economic performance, and our ability to direct those activities;
•our form of ownership interest;
•our representation on the entity’s governing body;
•the size and seniority of our investment;
•our ability to manage our ownership interest relative to other interest holders; and

•	our ability and the rights of other investors to participate in policy making decisions, replace the manager, and/or liquidate the entity, if applicable.
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
Concurrent with our adoption of Accounting Standards Update ("ASU") No. 2016-02, Leases (“ASU 2016-02”) on January 1, 2019, we began classifying a lease entered into subsequent to adoption as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee by the end of the lease term, (ii) lessee has a purchase option during or at the end of the lease term that it is reasonably certain to exercise, (iii) the lease term is for the major part of the remaining economic life of the underlying asset, (iv) the present value of future minimum lease payments is equal to substantially all of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to us at the end of the lease term.
If the assumptions utilized in the above classification assessments were different, our lease classification for accounting purposes may have been different; thus the timing and amount of our revenue recognized would have been impacted, which may be material to our consolidated financial statements.
Rental and Related Revenues
We recognize rental revenue for operating leases on a straight-line basis over the lease term when collectibility of all minimum lease payments is probable and the tenant has taken possession or controls the physical use of a leased asset. If the lease provides for tenant improvements, we determine whether the tenant improvements are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the leased asset until the tenant improvements are substantially complete. When the tenant is the owner of the tenant improvements, any tenant improvement allowance funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. The determination of ownership of a tenant improvement is subject to significant judgment. If our assessment of the owner of the tenant improvements was different, the timing and amount of our revenue recognized would be impacted.
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
Certain of our CCRCs are operated as entrance fee communities, which typically require a resident to pay an upfront entrance fee that includes both a refundable portion and non-refundable portion. When we receive a nonrefundable entrance fee, it is recognized as deferred revenue and amortized into revenue over the estimated stay of the resident.

Credit Losses

We continuously assess the collectibility of operating lease straight-line rent receivables. If it is no longer probable that substantially all future minimum lease payments will be received, the straight-line rent receivable balance is written off and recognized as a decrease in revenue in that period. We monitor the liquidity and creditworthiness of our tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements, and other factors. We exercise judgment in this assessment and consider payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our consolidated financial statements.
Loans receivable and DFLs (collectively, “Finance Receivables”), are reviewed and assigned an internal rating of Performing, Watch List, or Workout. Finance Receivables that are deemed Performing meet all present contractual obligations, and collection and timing of all amounts owed is reasonably assured. Watch List Finance Receivables are defined as Finance Receivables that do not meet the definition of Performing or Workout. Workout Finance Receivables are defined as Finance Receivables in which we have determined, based on current information and events, that: (i) it is probable we will be unable to collect all amounts due according to the contractual terms of the agreement, (ii) the tenant, operator, or borrower is delinquent on making payments under the contractual terms of the agreement, and (iii) we have commenced action or anticipate pursuing action in the near term to seek recovery of our investment.
Finance Receivables are placed on nonaccrual status when management determines that the collectibility of contractual amounts is not reasonably assured (the asset will have an internal rating of either Watch List or Workout). Further, we perform a credit analysis to support the tenant’s, operator’s, borrower’s, and/or guarantor’s repayment capacity and the underlying collateral values. We use the cash basis method of accounting for Finance Receivables placed on nonaccrual status unless one of the following conditions exist whereby we utilize the cost recovery method of accounting: (i) if we determine that it is probable that we will only recover the recorded investment in the Finance Receivable, net of associated allowances or charge-offs (if any) or (ii) we cannot reasonably estimate the amount of an impaired Finance Receivable. For cash basis method of accounting we apply payments received, excluding principal paydowns, to interest income so long as that amount does not exceed the amount that would have been earned under the original contractual terms. For cost recovery method of accounting any payment received is applied to reduce the recorded investment. Generally, we return a Finance Receivable to accrual status when all delinquent payments become current under the terms of the loan or lease agreements and collectibility of the remaining contractual loan or lease payments is reasonably assured.
Prior to the adoption of ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) on January 1, 2020, allowances were established for Finance Receivables on an individual basis utilizing an estimate of probable losses, if they were determined to be impaired. Finance Receivables are impaired when it is was deemed probable that we would be unable to collect all amounts due in accordance with the contractual terms of the loan or lease. An allowance was based upon our assessment of the lessee’s or borrower’s overall financial condition, economic resources, payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the net realizable value of any collateral. These estimates considered all available evidence, including the expected future cash flows discounted at the Finance Receivable’s effective interest rate, fair value of collateral, general economic conditions and trends, historical and industry loss experience, and other relevant factors, as appropriate. If a Finance Receivable was deemed partially or wholly uncollectible, the uncollectible balance was charged off against the allowance in the period in which the uncollectible determination has been made.
Subsequent to adopting ASU 2016-13 on January 1, 2020, we began using a loss model that relies on future expected credit losses, rather than incurred losses, as was required under historical U.S. GAAP. Under the new model, we are required to recognize future credit losses expected to be incurred over the life of a financing receivable at inception of that instrument. The model emphasized historical experience and future market expectations to determine a loss to be recognized at inception. However, the model continues to be applied on an individual basis and rely on counter-party specific information to ensure the most accurate estimate is recognized.
Real Estate

We make estimates as part of our process for allocating a purchase price to the various identifiable assets and liabilities of an acquisition based upon the relative fair value of each asset or liability. The most significant components of our allocations are typically buildings as-if-vacant, land, and in-place leases. In the case of allocating fair value to buildings and intangibles, our fair value estimates will affect the amount of depreciation and amortization we record over the estimated useful life of each asset acquired. In the case of allocating fair value to in-place leases, we make our best estimates based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions, and costs to execute similar leases. Our assumptions affect the amount of future revenue and/or depreciation and amortization expense that we will recognize over the remaining useful life for the acquired in-place leases.

Certain of our acquisitions involve the assumption of contract liabilities. We typically estimate the fair value of contract liabilities by applying a reasonable profit margin to the total discounted estimated future costs associated with servicing the contract. We consider a variety of market and contract-specific conditions when making assumptions that impact the estimated fair value of the contract liability.
A variety of costs are incurred in the development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, and other costs incurred during the period of development. We consider a construction project to be considered substantially complete and available for occupancy and cease capitalization of costs upon the completion of the related tenant improvements.
Assets Held for Sale

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
Impairment of Long-Lived Assets

We assess the carrying value of our real estate assets and related intangibles (“real estate assets”) when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of real estate assets is measured by comparing the carrying amount of the real estate assets to the respective estimated future undiscounted cash flows. The expected future undiscounted cash flows reflect external market factors and are probability-weighted to reflect multiple possible cash-flow scenarios, including selling the assets at various points in the future. Additionally, the estimated future undiscounted cash flows are calculated utilizing the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. In order to review our real estate assets for recoverability, we make assumptions regarding external market conditions (including capitalization rates and growth rates), forecasted cash flows and sales prices, and our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the real estate assets is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the real estate asset.
Determining the fair value of real estate assets, including assets classified as held-for-sale, involves significant judgment and generally utilizes market capitalization rates, comparable market transactions, estimated per-unit or per square foot prices, negotiations with prospective buyers, and forecasted cash flows (lease revenue rates, expense rates, growth rates, etc.). Our ability to accurately predict future operating results and resulting cash flows, and estimate fair values, impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our consolidated financial statements.
Investments in Unconsolidated Joint Ventures

The initial carrying value of investments in unconsolidated joint ventures is based on the amount paid to purchase the joint venture interest or the carrying value of the assets prior to the sale or contribution of the interests to the joint venture. We evaluate our equity method investments for impairment by first reviewing for indicators of impairment based on the performance of the underlying real estate assets held by the joint venture. If an equity-method investment shows indicators of impairment, we compare the fair value of the investment to the carrying value. If we determine there is a decline in the fair value of our investment in an unconsolidated joint venture below its carrying value and it is other-than-temporary, an impairment charge is recorded. The determination of the fair value of investments in unconsolidated joint ventures and as to whether a deficiency in fair value is other-than-temporary involves significant judgment. Our estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows, discounted at market rates, general economic conditions and trends, severity and duration of a fair value deficiency, and other relevant factors. Capitalization rates, discount rates, and credit spreads utilized in our valuation models are based on rates we believe to be within a reasonable range of current market rates for the respective investments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our consolidated financial statements.

Income Taxes

As part of the process of preparing our consolidated financial statements, significant management judgment is required to evaluate our compliance with REIT requirements. Our determinations are based on interpretation of tax laws and our conclusions may have an impact on the income tax expense recognized. Adjustments to income tax expense may be required as a result of: (i) audits conducted by federal, state, and local tax authorities, (ii) our ability to qualify as a REIT, (iii) the potential for built-in gain recognition, and (iv) changes in tax laws. Adjustments required in any given period are included within the income tax provision.
Recent Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for the impact of new accounting standards.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We use derivative and other financial instruments in the normal course of business to mitigate interest rate. We do not use derivative financial instruments for speculative or trading purposes. Derivatives are recorded on the consolidated balance sheets at fair value (see Note 21 to the Consolidated Financial Statements).
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
Interest Rate Risk

At December 31, 2019, our exposure to interest rate risk is primarily on our variable rate debt. At December 31, 2019, $42 million of our variable-rate debt was hedged by interest rate swap transactions. The interest rate swaps are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable-rate debt to fixed interest rates.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2019, a one percentage point increase or decrease in interest rates would change the fair value of our fixed rate debt by approximately $365 million and $401 million, respectively, and would not materially impact earnings or cash flows. Additionally, a one percentage point increase or decrease in interest rates would change the fair value of our fixed rate debt investments by approximately $2 million and less than $7 million, respectively, and would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point change in the interest rate related to our variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance at December 31, 2019, our annual interest expense and interest income would increase by approximately $3 million and $1 million, respectively.
Market Risk

We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At December 31, 2019, both the fair value and carrying value of marketable debt securities was $20 million.

ITEM 8.	Financial Statements and Supplementary Data
Healthpeak Properties, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Healthpeak Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthpeak Properties, Inc. and subsidiaries (formerly HCP, Inc.) (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2, Summary of Significant Accounting Policies-Recent Accounting Pronouncements, to the financial statements, the Company has changed its method of derecognizing real estate from partial sales effective January 1, 2018 due to the adoption of Accounting Standards Update No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets on a modified retrospective basis.
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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Master Transactions and Cooperation Agreement with Brookdale - Refer to Notes 2, 3, 8, and 18 to the financial statements

Critical Audit Matter Description

The Company consolidates investments in variable interest entities (“VIEs”) when the Company is the primary beneficiary of the VIE. The Company makes judgments about which entities are VIEs, and continually assesses whether events have occurred that require management to reconsider the initial determination of whether an entity is a VIE. Additionally, the Company makes judgments regarding the level of influence or control over the VIE in determining the primary beneficiary, an evaluation performed continuously.
In October 2019, the Company and Brookdale Senior Living Inc. (“Brookdale”) entered into a Master Transactions and Cooperation Agreement (the “2019 MTCA”), which includes a series of transactions, including that related to its jointly owned 15-campus continuing care retirement community portfolio (the “CCRC JV”). In connection with the 2019 MTCA, the Company, which owned a 49% interest in the CCRC JV, agreed to purchase Brookdale’s 51% interest in 13 of the 15 communities in the CCRC JV. The Company completed the acquisition of the 13 communities in the CCRC JV simultaneously with other transactions that were part of the 2019 MTCA on January 31, 2020. Determining that the Company would not consolidate the 13 communities in the CCRC JV upon entering into the 2019 MTCA in the fourth quarter of 2019 required significant judgment by management.
The determination of whether the Company should consolidate the CCRC JV requires a continuous assessment, and specific transactions or events that affect whether the Company holds a controlling financial interest requires significant judgement. Given the judgments necessary to evaluate whether entering into the 2019 MTCA during the fourth quarter of 2019 changed the Company’s previous primary beneficiary and consolidation conclusions, performing audit procedures to evaluate the accounting for these transactions upon execution of the 2019 MTCA involved especially complex and subjective auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s accounting determination upon signing the 2019 MTCA to acquire the 13 communities in the CCRC JV included the following, among others:

•
We tested the effectiveness of the controls in place to identify transactions requiring evaluation and assessed the application of the consolidation principles of the real estate ventures based on accounting principles generally accepted in the United States.

•
We evaluated the Company’s accounting conclusion relating to the rights acquired and obligations assumed upon execution of the 2019 MTCA concerning the impending acquisition of the 13 communities in the CCRC JV that contained terms leading to subjective judgments by:

–
Reading the 2019 MTCA and the existing CCRC JV agreements and evaluating the structure and terms of the agreements to determine if the Company’s acquisition of the 13 communities in the CCRC JV should be recorded upon execution of the 2019 MTCA.

–
Evaluating the judgments made in following areas, among others: 1) whether the 2019 MTCA qualifies as a reconsideration event, 2) whether the 2019 MTCA resulted in control rights shifting upon execution but before anticipated closing of the acquisition in a future period, including an evaluation of forward starting rights (such as call options and put options conveyed pursuant to contracts in existence as of the balance sheet date) upon execution, and 3) whether certain potential rights upon the resolution of a contingency are substantive.

•
We utilized professionals in our firm having expertise in accounting for consolidations to assist in our evaluation of the Company’s conclusion not to consolidate the 13 communities in the CCRC JV upon signing the 2019 MTCA.

Impairments - Real Estate - Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of impairment of real estate involves an assessment of the carrying value of real estate assets and related intangibles (“real estate assets”) when events or changes in circumstances indicate that the carrying value may not be recoverable. If a real estate asset is classified as held for sale, the long-lived asset shall be measured at the lower of its carrying amount or fair value less cost to sell. If a real estate asset’s carrying amount is not recoverable, the real estate asset shall be measured at the lower of its carrying amount or fair value.

The determination of the fair value of real estate assets involves significant judgment. The fair value of the impaired assets was based on forecasted sales prices, which are considered to be Level 3 measurements within the fair value hierarchy. Forecasted sales prices were determined using a direct capitalization model or a market approach (comparable sales model), which rely on certain assumptions by the Company, including: (i) property hold periods (ii) market capitalization rates, (iii) market prices per unit, and (iv) forecasted cash flow streams (lease revenue rates, expense rates, growth rates, etc.). There are inherent uncertainties in these assumptions.
Given the Company’s evaluation of the forecasted sales price of real estate assets requires management to make significant estimates and assumptions related to property hold periods, market capitalization rates, market prices per unit, and forecasted cash flow streams, performing audit procedures to evaluate the reasonableness of management’s forecasted sales price required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasted sales price for certain real estate assets included the following, among others:

•	We tested the effectiveness of controls over impairment of real estate, including those over the determination of the forecasted sales price for real estate assets.

•
We evaluated the forecasted sales prices for a sample of real estate assets, which may have included estimates of property hold periods, market capitalization rates, market prices per unit, and/or forecasted cash flow streams used in the determination of fair value for each selected real estate asset by (1) evaluating the source information and assumptions used by management and (2) testing the mathematical accuracy of the direct capitalization model.

•
We performed a retrospective review of impairment charges and real estate assets that were classified as held for sale to evaluate the changing facts and circumstances that led to the timing and recognition of impairment and/or change in classification during the period and how such compared to the facts that were considered in previous periods.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 12, 2020
We have served as the Company's auditor since 2010.

Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Real estate:
Buildings and improvements	$11,120,039	$10,877,248
Development costs and construction in progress	692,336	537,643
Land	1,992,602	1,637,506
Accumulated depreciation and amortization	(2,771,922)	(2,842,947)
Net real estate	11,033,055	10,209,450
Net investment in direct financing leases	84,604	713,818
Loans receivable, net	190,579	62,998
Investments in and advances to unconsolidated joint ventures	825,515	540,088
Accounts receivable, net of allowance of $4,565 and $5,127	59,417	48,171
Cash and cash equivalents	144,232	110,790
Restricted cash	40,425	29,056
Intangible assets, net	331,693	305,079
Assets held for sale, net	504,394	108,086
Right-of-use asset, net	172,486	—
Other assets, net	646,491	591,017
Total assets	$14,032,891	$12,718,553
LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$93,000	$80,103
Term loan	248,942	—
Senior unsecured notes	5,647,993	5,258,550
Mortgage debt	276,907	138,470
Other debt	84,771	90,785
Intangible liabilities, net	74,991	54,663
Liabilities of assets held for sale, net	36,369	1,125
Lease liability	156,611	—
Accounts payable and accrued liabilities	456,153	391,583
Deferred revenue	289,680	190,683
Total liabilities	7,365,417	6,205,962
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 505,221,643 and 477,496,499 shares issued and outstanding	505,222	477,496
Additional paid-in capital	9,183,892	8,398,847
Cumulative dividends in excess of earnings	(3,601,199)	(2,927,196)
Accumulated other comprehensive income (loss)	(2,857)	(4,708)
Total stockholders' equity	6,085,058	5,944,439
Joint venture partners	378,061	391,401
Non-managing member unitholders	204,355	176,751
Total noncontrolling interests	582,416	568,152
Total equity	6,667,474	6,512,591
Total liabilities and equity	$14,032,891	$12,718,553

See accompanying Notes to Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Rental and related revenues	$1,222,078	$1,237,236	$1,213,649
Resident fees and services	727,980	544,773	524,275
Income from direct financing leases	37,481	54,274	54,217
Interest income	9,844	10,406	56,237
Total revenues	1,997,383	1,846,689	1,848,378
Costs and expenses:
Interest expense	225,619	266,343	307,716
Depreciation and amortization	659,989	549,499	534,726
Operating	879,370	705,038	666,251
General and administrative	92,966	96,702	88,772
Transaction costs	8,743	10,772	7,963
Impairments (recoveries), net	225,937	55,260	166,384
Total costs and expenses	2,092,624	1,683,614	1,771,812
Other income (expense):
Gain (loss) on sales of real estate, net	22,900	925,985	356,641
Loss on debt extinguishments	(58,364)	(44,162)	(54,227)
Other income (expense), net	182,129	13,316	31,420
Total other income (expense), net	146,665	895,139	333,834
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	51,424	1,058,214	410,400
Income tax benefit (expense)	17,262	17,854	1,333
Equity income (loss) from unconsolidated joint ventures	(8,625)	(2,594)	10,901
Net income (loss)	60,061	1,073,474	422,634
Noncontrolling interests' share in earnings	(14,531)	(12,381)	(8,465)
Net income (loss) attributable to Healthpeak Properties, Inc.	45,530	1,061,093	414,169
Participating securities' share in earnings	(1,543)	(2,669)	(1,156)
Net income (loss) applicable to common shares	$43,987	$1,058,424	$413,013

Earnings per common share:
Basic	$0.09	$2.25	$0.88
Diluted	$0.09	$2.24	$0.88

Weighted average shares outstanding:
Basic	486,255	470,551	468,759
Diluted	489,335	475,387	468,935

See accompanying Notes to Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$60,061	$1,073,474	$422,634
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	758	6,025	(11,107)
Reclassification adjustment realized in net income (loss)	1,023	18,088	799
Change in Supplemental Executive Retirement Plan obligation and other	(590)	561	64
Foreign currency translation adjustment	660	(5,358)	15,862
Total other comprehensive income (loss)	1,851	19,316	5,618
Total comprehensive income (loss)	61,912	1,092,790	428,252
Total comprehensive income (loss) attributable to noncontrolling interests	(14,531)	(12,381)	(8,465)
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$47,381	$1,080,409	$419,787
See accompanying Notes to Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
January 1, 2017	468,081	$468,081	$8,198,890	$(3,089,734)	$(29,642)	$5,547,595	$393,713	$5,941,308
Net income (loss)	—	—	—	414,169	—	414,169	8,465	422,634
Other comprehensive income (loss)	—	—	—	—	5,618	5,618	—	5,618
Issuance of common stock, net	1,402	1,402	25,951	—	—	27,353	—	27,353
Conversion of DownREIT units to common stock	78	78	2,411	—	—	2,489	(2,489)	—
Repurchase of common stock	(157)	(157)	(4,628)	—	—	(4,785)	—	(4,785)
Exercise of stock options	32	32	736	—	—	768	—	768
Amortization of deferred compensation	—	—	14,258	—	—	14,258	—	14,258
Common dividends ($1.480 per share)	—	—	—	(694,955)	—	(694,955)	—	(694,955)
Distributions to noncontrolling interests	—	—	—	—	—	—	(26,129)	(26,129)
Issuances of noncontrolling interests	—	—	—	—	—	—	1,615	1,615
Deconsolidation of noncontrolling interests	—	—	—	—	—	—	(58,062)	(58,062)
Purchase of noncontrolling interests	—	—	(11,505)	—	—	(11,505)	(23,180)	(34,685)
December 31, 2017	469,436	$469,436	$8,226,113	$(3,370,520)	$(24,024)	$5,301,005	$293,933	$5,594,938
Impact of adoption of ASU No. 2017-05(1)	—	—	—	79,144	—	79,144	—	79,144
January 1, 2018	469,436	$469,436	$8,226,113	$(3,291,376)	$(24,024)	$5,380,149	$293,933	$5,674,082
Net income (loss)	—	—	—	1,061,093	—	1,061,093	12,381	1,073,474
Other comprehensive income (loss)	—	—	—	—	19,316	19,316	—	19,316
Issuance of common stock, net	8,078	8,078	207,101	—	—	215,179	—	215,179
Conversion of DownREIT units to common stock	3	3	133	—	—	136	(136)	—
Repurchase of common stock	(141)	(141)	(3,291)	—	—	(3,432)	—	(3,432)
Exercise of stock options	120	120	2,357	—	—	2,477	—	2,477
Amortization of deferred compensation	—	—	16,563	—	—	16,563	—	16,563
Common dividends ($1.480 per share)	—	—	—	(696,913)	—	(696,913)	—	(696,913)
Distributions to noncontrolling interests	—	—	—	—	—	—	(18,415)	(18,415)
Issuances of noncontrolling interests	—	—	—	—	—	—	299,666	299,666
Purchase of noncontrolling interests	—	—	(50,129)	—	—	(50,129)	(19,277)	(69,406)
December 31, 2018	477,496	$477,496	$8,398,847	$(2,927,196)	$(4,708)	$5,944,439	$568,152	$6,512,591
Impact of adoption of ASU No. 2016-02(2)	—	—	—	590	—	590	—	590
January 1, 2019	477,496	$477,496	$8,398,847	$(2,926,606)	$(4,708)	$5,945,029	$568,152	$6,513,181
Net income (loss)	—	—	—	45,530	—	45,530	14,531	60,061
Other comprehensive income (loss)	—	—	—	—	1,851	1,851	—	1,851
Issuance of common stock, net	27,523	27,523	763,525	—	—	791,048	—	791,048
Conversion of DownREIT units to common stock	213	213	4,932	—	—	5,145	(5,145)	—
Repurchase of common stock	(162)	(162)	(4,881)	—	—	(5,043)	—	(5,043)
Exercise of stock options	152	152	4,386	—	—	4,538	—	4,538
Amortization of deferred compensation	—	—	18,162	—	—	18,162	—	18,162
Common dividends ($1.480 per share)	—	—	—	(720,123)	—	(720,123)	—	(720,123)
Distributions to noncontrolling interests	—	—	—	—	—	—	(28,301)	(28,301)
Issuances of noncontrolling interests	—	—	—	—	—	—	33,318	33,318
Purchase of noncontrolling interests	—	—	(1,079)	—	—	(1,079)	(139)	(1,218)
December 31, 2019	505,222	$505,222	$9,183,892	$(3,601,199)	$(2,857)	$6,085,058	$582,416	$6,667,474
_______________________________________

(1)
On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), and recognized the cumulative-effect of adoption to beginning retained earnings. Refer to Note 2 for a detailed impact of adoption.

(2)
On January 1, 2019, the Company adopted a series of ASUs related to accounting for leases, and recognized the cumulative-effect of adoption to beginning retained earnings. Refer to Note 2 for a detailed impact of adoption.

See accompanying Notes to Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$60,061	$1,073,474	$422,634
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles	659,989	549,499	534,726
Amortization of deferred compensation	18,162	16,563	14,258
Amortization of deferred financing costs	10,863	12,612	14,569
Straight-line rents	(22,479)	(23,138)	(23,933)
Equity loss (income) from unconsolidated joint ventures	8,625	2,594	(10,901)
Distributions of earnings from unconsolidated joint ventures	20,114	22,467	44,142
Non-cash lease and management fee termination loss (income), net	—	—	54,641
Deferred income tax expense (benefit)	(18,253)	(18,525)	(5,523)
Impairments (recoveries), net	225,937	55,260	166,384
Loss on extinguishment of debt	58,364	44,162	54,227
Loss (gain) on sales of real estate, net	(22,900)	(925,985)	(356,641)
Loss (gain) on consolidation, net	(168,023)	(9,154)	—
Casualty-related loss (recoveries), net	(3,706)	—	12,053
Loss (gain) on sale of marketable securities	—	—	(50,895)
Other non-cash items	(2,569)	2,569	(2,735)
Decrease (increase) in accounts receivable and other assets, net	(49,771)	5,686	(24,782)
Increase (decrease) in accounts payable, accrued liabilities and deferred revenue	71,659	40,625	4,817
Net cash provided by (used in) operating activities	846,073	848,709	847,041
Cash flows from investing activities:
Acquisitions of real estate	(1,604,285)	(426,080)	(560,753)
Development, redevelopment, and other major improvements of real estate	(626,904)	(503,643)	(373,479)
Leasing costs, tenant improvements, and recurring capital expenditures	(108,844)	(106,193)	(115,260)
Proceeds from sales of real estate, net	230,455	2,044,477	1,314,325
Contributions to unconsolidated joint ventures	(14,956)	(12,203)	(46,334)
Distributions in excess of earnings from unconsolidated joint ventures	27,072	26,472	37,023
Proceeds from insurance recovery	9,359	—	—
Proceeds from the RIDEA II transaction, net	—	335,709	462,242
Proceeds from the U.K. JV transaction, net	89,868	393,997	—
Proceeds from the Sovereign Wealth Fund Senior Housing JV transaction, net	354,774	—	—
Proceeds from sales/principal repayments on debt investments and direct financing leases	274,150	148,024	558,769
Investments in loans receivable, direct financing leases and other	(79,467)	(71,281)	(30,276)
Net cash provided by (used in) investing activities	(1,448,778)	1,829,279	1,246,257
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	7,607,788	1,823,000	1,244,189
Repayments under bank line of credit and commercial paper	(7,597,047)	(2,755,668)	(1,150,596)
Issuance and borrowings of debt, excluding bank line of credit and commercial paper	2,047,069	223,587	5,395
Repayments and repurchase of debt, excluding bank line of credit and commercial paper	(1,654,142)	(1,604,026)	(1,468,446)
Borrowings under term loan	250,000	—	—
Payments for debt extinguishment and deferred financing costs	(80,616)	(41,552)	(51,415)
Issuance of common stock and exercise of options	795,586	217,656	28,121
Repurchase of common stock	(5,043)	(3,432)	(4,785)
Dividends paid on common stock	(720,123)	(696,913)	(694,955)
Issuance of noncontrolling interests	33,318	299,666	1,615
Distributions to and purchase of noncontrolling interests	(29,519)	(82,854)	(57,584)
Net cash provided by (used in) financing activities	647,271	(2,620,536)	(2,148,461)
Effect of foreign exchanges on cash, cash equivalents and restricted cash	245	191	376
Net increase (decrease) in cash, cash equivalents and restricted cash	44,811	57,643	(54,787)
Cash, cash equivalents and restricted cash, beginning of year	139,846	82,203	136,990
Cash, cash equivalents and restricted cash, end of year	$184,657	$139,846	$82,203
See accompanying Notes to Consolidated Financial Statements.

Healthpeak Properties, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Business

Overview
Healthpeak Properties, Inc. (formerly HCP, Inc.), a Standard & Poor's 500 company, is a Maryland corporation that is organized to qualify as a real estate investment trust ("REIT") which, together with its consolidated entities (collectively, "Healthpeak" or the "Company"), invests primarily in real estate serving the healthcare industry in the United States ("U.S."). HealthpeakTM acquires, develops, leases, owns, and manages healthcare real estate. The Company’s diverse portfolio is comprised of investments in the following reportable healthcare segments: (i) senior housing triple-net, (ii) senior housing operating portfolio ("SHOP"), (iii) life science, and (iv) medical office.
On October 30, 2019, the Company changed its name from HCP, Inc. to Healthpeak Properties, Inc. Common shares of the Company began trading on the New York Stock Exchange under the new name and a new ticker symbol, "PEAK", on November 5, 2019.

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
Principles of Consolidation
The consolidated financial statements include the accounts of Healthpeak Properties, Inc., its wholly-owned subsidiaries, joint ventures and variable interest entities that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation.
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
The designation of an entity as a VIE is reassessed upon certain events, including, but not limited to: (i) a change to the contractual arrangements of the entity or in the ability of a party to exercise its participation or kick-out rights, (ii) a change to the capitalization structure of the entity, or (iii) acquisitions or sales of interests that constitute a change in control.
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
Concurrent with the Company's adoption of Accounting Standards Update ("ASU") No. 2016-02, Leases (“ASU 2016-02”) on January 1, 2019, the Company began classifying a lease entered into subsequent to adoption as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee by the end of the lease term, (ii) lessee has a purchase option during or at the end of the lease term that it is reasonably certain to exercise, (iii) the lease term is for the major part of the remaining economic life of the underlying asset, (iv) the present value of future minimum lease payments is equal to substantially all of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term.
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
•lease stipulations of how and on what a tenant improvement allowance may be spent;

•	which party to the arrangement retains legal title to the tenant improvements upon lease expiration;
•whether the tenant improvements are unique to the tenant or general purpose in nature;
•if the tenant improvements are expected to have significant residual value at the end of the lease term;
•the responsible party for construction cost overruns; and
•which party constructs or directs the construction of the improvements.
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
Tenant recoveries subject to operating leases generally relate to the reimbursement of real estate taxes, insurance, and repairs and maintenance expense, and are recognized as both revenue (in rental and related revenues) and expense (in operating expenses) in the period the expense is incurred as the Company is the party paying the service provider.
For operating leases with minimum scheduled rent increases, the Company recognizes income on a straight line basis over the lease term when collectibility of future minimum lease payments is probable. Recognizing rental income on a straight line basis results in a difference in the timing of revenue amounts from what is contractually due from tenants. If the Company determines that collectibility of future minimum lease payments is not probable, the straight-line rent receivable balance is written off and recognized as a decrease in revenue in that period and future revenue recognition is limited to amounts contractually owed and paid.

Resident Fees and Services
Resident fee revenue is recorded when services are rendered and includes resident room and care charges, community fees and other resident charges. Residency agreements for SHOP facilities are generally for a term of 30 days to one year, with resident fees billed monthly, in advance. Revenue for certain care related services is recognized as services are provided and is billed monthly in arrears.
Certain of the Company's continuing care retirement communities ("CCRCs") are operated as entrance fee communities, which typically require a resident to pay an upfront entrance fee that includes both a refundable portion and non-refundable portion. When the Company receives a nonrefundable entrance fee, it is recognized as deferred revenue and amortized into revenue over the estimated stay of the resident.
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
Credit Losses
The Company evaluates the liquidity and creditworthiness of its tenants, operators, and borrowers on a monthly and quarterly basis. The Company’s evaluation considers industry and economic conditions, individual and portfolio property performance, credit enhancements, liquidity, and other factors. The Company’s tenants, operators, and borrowers furnish property, portfolio, and guarantor/operator-level financial statements, among other information, on a monthly or quarterly basis; the Company utilizes this financial information to calculate the lease or debt service coverages that it uses as a primary credit quality indicator. Lease and debt service coverage information is evaluated together with other property, portfolio, and operator performance information, including revenue, expense, net operating income, occupancy, rental rate, reimbursement trends, capital expenditures, and EBITDA (defined as earnings before interest, tax, and depreciation and amortization), along with other liquidity measures. The Company evaluates, on a monthly basis or immediately upon a significant change in circumstance, its tenants’, operators’, and borrowers’ ability to service their obligations with the Company.
If it is no longer probable that substantially all future minimum lease payments under operating leases will be received, the straight-line rent receivable balance is written off and recognized as a decrease in revenue in that period.
In connection with the Company’s quarterly review process or upon the occurrence of a significant event, loans receivable and DFLs (collectively, “Finance Receivables”), are reviewed and assigned an internal rating of Performing, Watch List, or Workout. Finance Receivables that are deemed Performing meet all present contractual obligations, and collection and timing, of all amounts owed is reasonably assured. Watch List Finance Receivables are defined as Finance Receivables that do not meet the definition of Performing or Workout. Workout Finance Receivables are defined as Finance Receivables in which the Company has determined, based on current information and events, that: (i) it is probable it will be unable to collect all amounts due according to the contractual terms of the agreement, (ii) the tenant, operator, or borrower is delinquent on making payments under the contractual terms of the agreement, and (iii) the Company has commenced action or anticipates pursuing action in the near term to seek recovery of its investment.

Finance Receivables are placed on nonaccrual status when management determines that the collectibility of contractual amounts is not reasonably assured (the asset will have an internal rating of either Watch List or Workout). Further, the Company performs a credit analysis to support the tenant’s, operator’s, borrower’s, and/or guarantor’s repayment capacity and the underlying collateral values. The Company uses the cash basis method of accounting for Finance Receivables placed on nonaccrual status unless one of the following conditions exist whereby it utilizes the cost recovery method of accounting if: (i) the Company determines that it is probable that it will only recover the recorded investment in the Finance Receivable, net of associated allowances or charge-offs (if any), or (ii) the Company cannot reasonably estimate the amount of an impaired Finance Receivable. For cash basis method of accounting, the Company applies payments received, excluding principal paydowns, to interest income so long as that amount does not exceed the amount that would have been earned under the original contractual terms. For cost recovery method of accounting, any payment received is applied to reduce the recorded investment. Generally, the Company returns a Finance Receivable to accrual status when all delinquent payments become current under the terms of the loan or lease agreements and collectibility of the remaining contractual loan or lease payments is reasonably assured.
Prior to the adoption of ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) on January 1, 2020, allowances were established for Finance Receivables on an individual basis utilizing an estimate of probable losses, if they were determined to be impaired. Finance Receivables were impaired when it was deemed probable that the Company would be unable to collect all amounts due in accordance with the contractual terms of the Finance Receivable. An allowance was based upon the Company’s assessment of the borrower’s overall financial condition, economic resources, payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the net realizable value of any collateral. These estimates considered all available evidence, including the expected future cash flows discounted at the Finance Receivable’s effective interest rate, fair value of collateral, general economic conditions and trends, historical and industry loss experience, and other relevant factors, as appropriate. If a Finance Receivable was deemed partially or wholly uncollectible, the uncollectible balance was charged off against the allowance in the period in which the uncollectible determination was made.
Subsequent to adopting ASU 2016-13 on January 1, 2020, the Company began using a loss model that relies on future expected credit losses, rather than incurred losses, as was required under historical U.S. GAAP. Under the new model, the Company is required to recognize future credit losses expected to be incurred over the life of a Financing Receivable at inception of that instrument. The model emphasizes historical experience and future market expectations to determine a loss to be recognized at inception. However, the model continues to be applied on an individual basis and to rely on counter-party specific information to ensure the most accurate estimate is recognized.
Real Estate
The Company’s real estate acquisitions are generally classified as asset acquisitions for which the Company records identifiable assets acquired, liabilities assumed, and any associated noncontrolling interests at cost on a relative fair value basis. In addition, for such asset acquisitions, no goodwill is recognized, third party transaction costs are capitalized and any associated contingent consideration is generally recorded when the amount of consideration is reasonably estimable and probable of being paid.
The Company assesses fair value based on available market information, such as capitalization and discount rates, comparable sale transactions, and relevant per square foot or unit cost information. A real estate asset’s fair value may be determined utilizing cash flow projections that incorporate such market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, as well as market and economic conditions. The fair value of tangible assets of an acquired property is based on the value of the property as if it is vacant.
The Company recognizes acquired “above and below market” leases at their relative fair value (for asset acquisitions) using discount rates which reflect the risks associated with the leases acquired. The fair value is based on the present value of the difference between (i) the contractual amounts paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the extended term for any leases with renewal options that are reasonably certain to be exercised. Other intangible assets acquired include amounts for in-place lease values that are based on an evaluation of the specific characteristics of each property and the acquired tenant lease(s). Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions and expected trends. In estimating costs to execute similar leases, the Company considers leasing commissions, legal, and other related costs.
Certain of the Company's acquisitions involve the assumption of contract liabilities. The Company typically estimates the fair value of contract liabilities by applying a reasonable profit margin to the total discounted estimated future costs associated with servicing the contract. A variety of market and contract-specific conditions are considered when making assumptions that impact the estimated fair value of the contract liability.

The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance, and other costs directly related and essential to the development or construction of a real estate asset. The Company capitalizes construction and development costs while substantive activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of Company-owned tenant improvements, but no later than one year from cessation of significant construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as incurred. For redevelopment of existing operating properties, the Company capitalizes the cost for the construction and improvement incurred in connection with the redevelopment.
Costs previously capitalized related to abandoned developments/redevelopments are charged to earnings. Expenditures for repairs and maintenance are expensed as incurred. The Company considers costs incurred in conjunction with re-leasing properties, including tenant improvements and lease commissions, to represent the acquisition of productive assets and such costs are reflected as investing activities in the Company’s consolidated statement of cash flows.
The Company computes depreciation on properties using the straight-line method over the assets’ estimated useful lives. Depreciation is discontinued when a property is identified as held for sale. Buildings and improvements are depreciated over useful lives ranging up to 60 years. Above and below market lease intangibles are amortized to revenue over the remaining noncancellable lease terms and renewal periods that are reasonably certain to be exercised, if any. In-place lease intangibles are amortized to expense over the remaining noncancellable lease term and renewal periods that are reasonably certain to be exercised, if any.
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
Determining the fair value of real estate assets, including assets classified as held-for-sale, involves significant judgment and generally utilizes market capitalization rates, comparable market transactions, estimated per unit or per square foot prices, negotiations with prospective buyers, and forecasted cash flows (lease revenue rates, expense rates, growth rates, etc.).
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

A discontinued operation represents: (i) a component of an entity or group of components that has been disposed of or is classified as held for sale in a single transaction and represents a strategic shift that has or will have a major effect on the Company’s operations and financial results or (ii) an acquired business that is classified as held for sale on the date of acquisition. Examples of a strategic shift may include disposing of: (i) a separate major line of business, (ii) a separate major geographic area of operations, or (iii) other major parts of the Company.
Investments in Unconsolidated Joint Ventures
Investments in entities the Company does not consolidate, but over which the Company has the ability to exercise significant influence over operating and financial policies, are reported under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or losses is included in equity income (loss) from unconsolidated joint ventures within the Company’s consolidated statements of operations.
The initial carrying value of investments in unconsolidated joint ventures is based on the amount paid to purchase the joint venture interest, the fair value of assets contributed to the joint venture, or the fair value of the assets prior to the sale of interests in the joint venture. To the extent that the Company’s cost basis is different from the basis reflected at the joint venture level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in the Company’s share of equity in earnings of the joint venture. The Company evaluates its equity method investments for impairment based on a comparison of the fair value of the equity method investment to its carrying value. When the Company determines a decline in fair value below carrying value of an investment in an unconsolidated joint venture is other-than-temporary, an impairment is recorded. The Company recognizes gains on the sale of interests in joint ventures to the extent the economic substance of the transaction is a sale.
The Company’s fair values of its equity method investments are determined based on discounted cash flow models that include all estimated cash inflows and outflows over a specified holding period and, where applicable, any estimated debt premiums or discounts. Capitalization rates, discount rates, and credit spreads utilized in these valuation models are based on assumptions that the Company believes to be within a reasonable range of current market rates for the respective investments.
Share-Based Compensation
Compensation expense for share-based awards granted to employees with graded vesting schedules is generally recognized on a straight-line basis over the vesting period. Forfeitures of share-based awards are recognized as they occur.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and short-term investments with original maturities of three months or less when purchased. Restricted cash primarily consists of amounts held by mortgage lenders to provide for: (i) real estate tax expenditures, (ii) tenant improvements, and (iii) capital expenditures, as well as security deposits and net proceeds from property sales that were executed as tax-deferred dispositions.
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
The Company recognizes all derivative instruments, including embedded derivatives that are required to be bifurcated, as assets or liabilities to the consolidated balance sheets at fair value. Changes in fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in earnings. For derivative instruments designated in qualifying cash flow hedging relationships, changes in fair value related to the effective portion of the derivative instruments are recognized in accumulated other comprehensive income (loss), whereas changes in fair value of the ineffective portion are recognized in earnings.
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

Income Taxes
Healthpeak Properties, Inc. has elected REIT status and believes it has always operated so as to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, Healthpeak Properties, Inc. will generally not be subject to U.S. federal income tax, provided that it continues to qualify as a REIT and makes distributions to stockholders equal to or in excess of its taxable income. In addition, the Company has formed several consolidated subsidiaries that have elected REIT status. Healthpeak Properties, Inc. and its consolidated REIT subsidiaries are each subject to the REIT qualification requirements under the Code. If any REIT fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates and may be ineligible to qualify as a REIT for four subsequent tax years.
Healthpeak Properties, Inc. and its consolidated REIT subsidiaries are subject to state, local, and/or foreign income taxes in some jurisdictions. In certain circumstances each REIT may also be subject to federal excise taxes on undistributed income. In addition, certain activities that the Company undertakes may be conducted by entities that have elected to be treated as taxable REIT subsidiaries (“TRSs”). TRSs are subject to federal, state, and local income taxes. The Company recognizes tax penalties relating to unrecognized tax benefits as additional income tax expense. Interest relating to unrecognized tax benefits is recognized as interest expense.
Capital Raising Issuance Costs
Costs incurred in connection with the issuance of common shares are recorded as a reduction of additional paid-in capital. Debt issuance costs related to debt instruments, excluding line of credit arrangements and commercial paper, are deferred, recorded as a reduction of the related debt liability, and amortized to interest expense over the remaining term of the related debt liability utilizing the effective interest method. Debt issuance costs related to line of credit arrangements and commercial paper are deferred, included in other assets, and amortized to interest expense on a straight-line basis over the remaining term of the related line of credit arrangement. Commercial paper are unsecured short-term debt securities with varying maturities. A line of credit serves as a liquidity backstop for repayment of commercial paper borrowings.
Penalties incurred to extinguish debt and any remaining unamortized debt issuance costs, discounts, and premiums are recognized as income or expense in the consolidated statements of operations at the time of extinguishment.
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
Foreign Currency Translation and Transactions
Assets and liabilities denominated in foreign currencies that are translated into U.S. dollars use exchange rates in effect at the end of the period, and revenues and expenses denominated in foreign currencies that are translated into U.S. dollars use average rates of exchange in effect during the related period. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are translated into U.S. dollars at the rates of exchange prevailing at the dates of the transactions. The effects of transaction gains or losses are included in other income (expense), net in the consolidated statements of operations.

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
The Company measures fair value using a set of standardized procedures that are outlined herein for all assets and liabilities that are required to be measured at fair value. When available, the Company utilizes quoted market prices to determine fair value and classifies such items in Level 1. In instances where a market price is available, but the instrument is in an inactive or over-the-counter market, the Company consistently applies the dealer (market maker) pricing estimate and classifies the asset or liability in Level 2.
If quoted market prices or inputs are not available, fair value measurements are based on valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads, and/or market capitalization rates. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or Level 3 even though there may be some significant inputs that are readily observable. Internal fair value models and techniques used by the Company include discounted cash flow models. The Company also considers its counterparty’s and own credit risk for derivative instruments and other liabilities measured at fair value. The Company has elected the mid-market pricing expedient when determining fair value.
Earnings per Share
Basic earnings per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of shares of common stock outstanding during the period. The Company accounts for unvested share-based payment awards that contain non-forfeitable dividend rights or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share pursuant to the two-class method. Diluted earnings per common share is calculated by including the effect of dilutive securities, such as the impact of forward equity sales agreements using the treasury stock method and common shares issuable from the assumed conversion of DownREIT units, stock options, certain performance restricted stock units, and unvested restricted stock units.
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

As the timing and recognition of the majority of the Company's revenue is the same whether accounted for under the Revenue ASUs or lease accounting guidance (see discussion below), the impact of the Revenue ASUs, upon and subsequent to adoption, is generally limited to the following:

•
Prior to the adoption of the Revenue ASUs, the Company recognized a gain on sale of real estate using the full accrual method when collectibility of the sales price was reasonably assured, the Company was not obligated to perform additional activities that may be considered significant, the initial investment from the buyer was sufficient, and other profit recognition criteria had been satisfied. The Company deferred all or a portion of a gain on sale of real estate if the requirements for gain recognition were not met at the time of sale. Subsequent to adopting the Revenue ASUs on January 1, 2018, the Company began recognizing a gain on sale of real estate upon transferring control of the asset to the purchaser, which is generally satisfied at the time of sale. In conjunction with its adoption of the Revenue ASUs, the Company reassessed its historical partial sale of real estate transactions to determine which transactions, if any, were not completed contracts (i.e., the transaction did not qualify for sale treatment under previous guidance). The Company concluded that it had one such material transaction, its partial sale of RIDEA II in the first quarter of 2017 (which was not a completed sale under historical guidance as of the Company's adoption date due to a minor obligation related to the interest sold). In accordance with the Revenue ASUs, the Company recorded its retained 40% equity investment at fair value as of the sale date. As a result, the Company recorded an adjustment to equity as of January 1, 2018 (under the modified retrospective transition approach) representing a step-up in the fair value of its equity investment in RIDEA II of $107 million (to a carrying value of $121 million as of January 1, 2018) and a $30 million impairment charge to decrease the carrying value to the sales price of the investment (see Note 4). The Company completed the sale of its equity investment in June 2018 and no longer holds an economic interest in RIDEA II.

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
As a result of adopting ASU 2016-02 on January 1, 2019 using the modified retrospective transition approach, the Company recognized a cumulative-effect adjustment to equity of $1 million as of January 1, 2019. Under ASU 2016-02, the Company began capitalizing fewer costs related to the drafting and negotiation of its lease agreements. Additionally, the Company began recognizing all of its significant operating leases for which it is the lessee, including corporate office leases, equipment leases, and ground leases, on its consolidated balance sheets as a lease liability and corresponding right-of-use asset. As such, the Company recognized a lease liability of $153 million and right-of-use asset of $166 million on January 1, 2019. The aggregate lease liability is calculated as the present value of minimum lease payments, discounted using a rate that approximates the Company's secured incremental borrowing rate, adjusted for the noncancelable term of each lease. The right-of-use asset is calculated as the aggregate lease liability, adjusted for the existing accrued straight-line rent liability balance of $20 million and net unamortized above/below market ground lease intangible assets of $33 million.
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

In December 2018, the FASB issued ASU No. 2018-20, Narrow Scope Improvements for Lessors (“ASU 2018-20”), which requires that a lessor: (i) exclude certain lessor costs paid directly by a lessee to third parties on behalf of the lessor from a lessor's measurement of variable lease revenue and associated expense (i.e., no gross up of revenue and expense for these costs,) and (ii) include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense (i.e., gross up revenue and expense for these costs). This is consistent with the Company’s historical presentation and did not require a change on January 1, 2019.
Other. Effective January 1, 2019, the Company adopted ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The amendments in ASU 2017-12 expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For cash flow and net investment hedges existing at the date of adoption, the Company adopted the amendments in ASU 2017-12 using the modified retrospective approach. For amendments impacting presentation and disclosure, the Company adopted ASU 2017-12 using a prospective approach. The adoption of ASU 2017-12 did not have a material impact to the Company's consolidated financial position, results of operations, cash flows, or disclosures.
Not Yet Adopted
Credit Losses. In June 2016, the FASB issued ASU 2016-13. ASU 2016-13 is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments held by financial institutions and other organizations. The amendments in ASU 2016-13 eliminate the “probable” initial threshold for recognition of credit losses in current accounting guidance and, instead, reflect an entity’s current estimate of all expected credit losses over the life of the financial instrument. Previously, when credit losses were measured under current accounting guidance, an entity generally only considered past events and current conditions in measuring the incurred loss. The amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018. A reporting entity is required to apply the amendments in ASU 2016-13 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Upon adoption of ASU 2016-13, the Company is required to reassess its financing receivables, including DFLs and loans receivable, and expects that application of ASU 2016-13 may result in the Company recognizing credit losses at an earlier date than would otherwise be recognized under current accounting guidance. The Company is evaluating the impact of the adoption of ASU 2016-13 on January 1, 2020 to its consolidated financial position and results of operations.

NOTE 3.	Master Transactions and Cooperation Agreement with Brookdale

2019 Master Transactions and Cooperation Agreement with Brookdale
In October 2019, the Company and Brookdale Senior Living Inc. (“Brookdale”) entered into a Master Transactions and Cooperation Agreement (the “2019 MTCA”), which includes a series of transactions related to its jointly owned 15-campus continuing care retirement community (“CCRC”) portfolio (the “CCRC JV”) and the portfolio of 43 senior housing properties Brookdale triple-net leases from the Company.
In connection with the 2019 MTCA, the Company and Brookdale, and certain of their respective subsidiaries, agreed to the following related to the CCRC JV:

•
The Company, which owns a 49% interest in the CCRC JV, agreed to purchase Brookdale’s 51% interest in 13 of the 15 communities in the CCRC JV based on a valuation of $1.06 billion (the “CCRC Acquisition”);

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

In addition, pursuant to the 2019 MTCA, the Company and Brookdale agreed to the following transactions related to properties Brookdale triple-net leases from the Company:

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

•	Upon sale of the Brookdale Acquisition Assets, Brookdale will pay down $20 million of future rent under the 2019 Amended Master Lease; and

•	The Company will provide up to $35 million of capital investment in the 2019 Amended Master Lease properties over a five-year term, which will increase rent by 7% of the amount spent, per annum.
With the exception of the capital investment to be made over the next five years and the sale of the two CCRCs that are being marketed to third parties, each of the above transactions, including payment of the $100 million management termination fee, closed on January 31, 2020. The Company expects to recognize a management termination fee expense, gain on sales of real estate, and gain on consolidation during the first quarter of 2020 related to the 2019 MTCA transactions.
As discussed in Note 2, certain events require the Company to reconsider whether an entity is a VIE (as defined in Note 2). Additionally, the Company is required to continually reassess whether it is the primary beneficiary of a VIE. The Company considered whether entering into the 2019 MTCA during the fourth quarter of 2019: (i) constituted a reconsideration event as it relates to the CCRC JV or (ii) changed the Company's previous primary beneficiary and consolidation conclusions and, in both cases, concluded that it did not. As a result, the above transactions had no impact to the Company's consolidated financial statements during the year ended December 31, 2019.
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

During 2018, the Company terminated the previous management agreements or leases with Brookdale on 37 assets contemplated under the 2017 MTCA and completed the transition of 20 SHOP assets and 17 senior housing triple-net assets to other managers.

Fair Value Measurement Techniques and Quantitative Information
During the fourth quarter of 2017, the Company performed a fair value assessment of each of the 2017 MTCA components that provided measurable economic benefit or detriment to the Company. Each fair value calculation was based on an income or market approach and relied on historical and forecasted EBITDAR (defined as earnings before interest, taxes, depreciation, amortization and rent) and revenue, as well as market data, including, but not limited to, a discount rate of 12%, a management fee rate of 5% of revenue, EBITDAR growth rates ranging from zero to 3%, and real estate capitalization rates ranging from 6% to 7%. All assumptions were supported by independent market data and considered to be Level 2 measurements within the fair value hierarchy.
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
Oakmont Portfolio Acquisitions
In May 2019, the Company acquired three senior housing communities in California for $113 million and in July 2019, the Company acquired an additional five senior housing communities for $284 million. Both portfolios were acquired from and continue to be operated by Oakmont Senior Living LLC (“Oakmont”). Each portfolio was contributed to a DownREIT joint venture in which the sellers received non-controlling interests in lieu of cash for a portion of the sales price. The Company consolidates each DownREIT joint venture.
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
Vintage Park JV Interest Purchase
In June 2019, the Company acquired the outstanding equity interests of a senior housing joint venture structure (which owned one senior housing facility), in which the Company previously held an unconsolidated equity investment, for $24 million. Subsequent to acquisition, the Company owned 100% of the equity. Upon consolidating the facility at acquisition, the Company derecognized the existing investment in the joint venture structure, marked the real estate to fair value (using a relative fair value allocation), and recognized a gain on consolidation of $12 million, net of a tax impact of $1 million. The gain on consolidation is recognized within other income (expense), net and the tax impact is recognized within income tax benefit (expense).
Hartwell Innovation Campus Acquisition
In July 2019, the Company acquired a life science campus in the suburban Boston submarket of Lexington, Massachusetts, for $228 million. The campus is comprised of four buildings.
West Cambridge Acquisition
In December 2019, the Company acquired one life science building, adjacent to the Company’s existing properties in Cambridge, Massachusetts, for $333 million.

Sovereign Wealth Fund Senior Housing Joint Venture
In December 2019, the Company formed a new joint venture (the "SWF SH JV") with a sovereign wealth fund that owns 19 SHOP assets operated by Brookdale. The Company owns 53.5% of the SWF SH JV and contributed all 19 assets with a fair value of $790 million. The SWF SH JV partner owns the other 46.5% and purchased its interest for $367 million. Upon formation of the SWF SH JV, the Company recognized its retained equity method investment at fair value, deconsolidated the 19 assets, and recognized a gain on deconsolidation of $161 million recorded in other income (expense), net.
Other Real Estate Acquisitions
During the year ended December 31, 2019, the Company acquired one medical office building (“MOB”) in Kansas for $15 million, one MOB in Texas for $9 million, and one life science building in the Sorrento Mesa submarket of San Diego, California for $16 million.
The Post Acquisition
In January 2020, the Company entered into definitive agreements to acquire a life science campus in Waltham, Massachusetts, for $320 million. The Company made a $20 million nonrefundable deposit upon completing due diligence and expects to close the transaction in the second quarter of 2020.
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
The Contributed Assets are accounted for at historical depreciated cost by the Company, as the assets continue to be consolidated. The Greenville Portfolio was accounted for as an asset acquisition, which required the Company to record the individual components of the acquisition at their relative fair values. As a result, the Company recorded net real estate of $276 million and net intangible assets of $20 million during the year ended December 31, 2018 related to the Greenville Portfolio. Additionally, the Company recognized a noncontrolling interest of $298 million related to the interest owned by MSREI. Refer to Note 18 for a discussion of the Company’s consolidation of the MSREI JV.
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

Construction, Tenant, and Other Capital Improvements
The following table summarizes the Company’s expenditures for construction, tenant and other capital improvements (in thousands):

	Year Ended December 31,
Segment	2019	2018	2017
Senior housing triple-net	$6,662	$11,311	$32,343
SHOP	90,874	53,389	49,473
Life science	499,956	396,431	240,901
Medical office	146,016	144,694	148,926
Other	450	1,361	135
	$743,958	$607,186	$471,778

As part of the development program with HCA Healthcare, Inc., during the year ended December 31, 2019, the Company commenced development on seven MOBs, six of which will be on-campus.
Held for Sale
At December 31, 2019, 27 senior housing triple-net facilities (inclusive of 18 facilities being sold to Brookdale under the 2019 MTCA - see Note 3), 28 SHOP facilities, and 2 MOBs were classified as held for sale, with an aggregate carrying value of $504 million, primarily comprised of real estate assets of $476 million, net of accumulated depreciation of $243 million. Liabilities of assets held for sale were primarily comprised of mortgage debt of $32 million and other liabilities of $4 million at December 31, 2019.
At December 31, 2018, one undeveloped life science land parcel and nine SHOP facilities were classified as held for sale, with an aggregate carrying value of $108 million, primarily comprised of real estate assets of $101 million, net of accumulated depreciation of $30 million. Liabilities of assets held for sale were primarily comprised of intangible liabilities and other liabilities at December 31, 2018.
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
During the quarter ended December 31, 2019, the Company sold seven SHOP assets for $92 million, four MOBs for $5 million, and two facilities from the other non-reportable segment for $20 million, resulting in total gain on sales of $11 million.
In January 2020, the Company sold six SHOP assets for $36 million.
2018 Dispositions of Real Estate
Shoreline Technology Center
In November 2018, the Company sold its Shoreline Technology Center life science campus located in Mountain View, California for $1.0 billion and recognized a gain on sale of $726 million.
Brookdale MTCA Dispositions
As discussed in Note 3, during the fourth quarter of 2018, the Company sold 19 assets (11 senior housing triple-net assets and 8 SHOP assets) to a third-party for $377 million and recognized a gain on sale of $40 million. Refer to Note 3 for further detail on the Brookdale transactions.

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
U.K. Portfolio
In June 2018, the Company entered into a joint venture with an institutional investor (the “U.K. JV”) through which the Company sold a 51% interest in substantially all United Kingdom (“U.K.”) assets previously owned by the Company (the “U.K. Portfolio”) based on a total value of £382 million ($507 million). The Company retained a 49% noncontrolling interest in the U.K. JV and received gross proceeds of $402 million, including proceeds from the refinancing of the Company’s previously held intercompany loans. Upon closing the U.K. JV, the Company deconsolidated the U.K. Portfolio, recognized its retained noncontrolling interest investment at fair value ($105 million) and recognized a gain on sale of $11 million, net of $17 million of cumulative foreign currency translation reclassified from other comprehensive income recorded in gain (loss) on sales of real estate, net (see Note 21 for the reclassification impact of the Company’s hedge of its net investment in the U.K.). The U.K. JV provides numerous mechanisms by which the joint venture partner can acquire the Company’s remaining interest in the U.K. JV. The fair value of the Company’s retained noncontrolling interest investment was based on Level 2 measurements within the fair value hierarchy. Additionally, in August 2018, the Company sold its remaining £11 million U.K. development loan at par.
In December 2019, the Company sold its remaining 49% interest in the U.K. JV (see Note 8).
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
Additionally, during the year ended December 31, 2017, the Company sold the following: (i) a life science land parcel for $27 million, (ii) one life science building for $5 million, (iii) four senior housing triple-net facilities for $27 million, (iv) five SHOP facilities for $43 million, and (v) four MOBs for $15 million, and recorded a net gain on sale of $41 million.

NOTE 5.	Impairments

Real Estate
During the year ended December 31, 2019, the Company recognized an aggregate impairment charge of $194 million in conjunction with classifying 8 senior housing triple-net assets, 27 SHOP assets, 3 MOBs, and 1 other non-reportable asset as held for sale and writing their aggregate carrying value of $416 million down to their aggregate fair value less estimated costs to sell of $223 million.
During the year ended December 31, 2019, the Company also recognized an impairment charge of $4 million related to one MOB that it intends to demolish.
Additionally, during the year ended December 31, 2019, the Company determined the carrying value of two MOBs and one SHOP asset that were candidates for potential future sale was no longer recoverable due to the Company’s shortened intended hold period under the held-for-use impairment model. Accordingly, the Company wrote-down the carrying amount of these three assets to their respective fair value, which resulted in an aggregate impairment charge of $18 million.
The fair value of the impaired assets was based on forecasted sales prices, which are considered to be Level 3 measurements within the fair value hierarchy. Forecasted sales prices were determined using a direct capitalization model or a market approach (comparable sales model), which rely on certain assumptions by management, including: (i) market capitalization rates, (ii) comparable market transactions, (iii) estimated prices per unit or per square foot, (iv) negotiations with perspective buyers, and (v) forecasted cash flow streams (lease revenue rates, expense rates, growth rates, etc.). There are inherent uncertainties in making these assumptions. For the Company’s impairment calculations during the year ended December 31, 2019, the Company estimated the fair value of each asset using either (i) market capitalization rates ranging from 4.97% to 8.27%, with a weighted average rate of 6.22%, or (ii) prices per unit ranging from $24,000 to $125,000, with a weighted average price of $73,000.
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
During 2017, the Company determined the carrying value of 11 underperforming senior housing triple-net assets that were candidates for potential future sale was no longer recoverable due to the Company's shortened intended hold period under the held-for-use impairment model. Accordingly, the Company wrote-down the carrying amount of these 11 assets to their respective fair values, which resulted in an aggregate impairment charge of $23 million. The fair value of the assets was based on forecasted sales prices which are considered to be Level 2 measurements within the fair value hierarchy.
Casualty-Related
During the year ended December 31, 2019, the Company recognized a $5 million casualty-related gain, net of deferred tax impacts, as a result of insurance proceeds received for property damage and other associated costs related to hurricanes in 2017. The gain is recorded in other income (expense), net.
As a result of Hurricane Harvey and Hurricane Irma during the year ended December 31, 2017, the Company recorded an estimated $13 million of casualty-related losses, net of a small insurance recovery. The losses are comprised of $8 million of property damage and $5 million of other associated costs, including storm preparation, clean up, relocation, and other costs. Of the total $13 million casualty losses incurred, $12 million was recorded in other income (expense), net, and $1 million was recorded in equity income (loss) from unconsolidated joint ventures as it relates to casualty losses for properties owned by certain of our unconsolidated joint ventures. In addition, the Company recorded a $1 million deferred tax benefit associated with the casualty-related losses.
Other
See Note 7 for information on the impairment charge related to the mezzanine loan facility to certain affiliates of Tandem Health Care (together with its affiliates, "Tandem) and the impairment recovery related to Four Seasons Notes (as defined below). See Note 8 for information on the impairment charge related to an asset classified as held-for-sale within the CCRC JV. See Note 6 for information on the impairment charge related to the write-down of a DFL portfolio to its fair value.

NOTE 6.	Leases

Lease Income
The following table summarizes the Company’s lease income (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Fixed income from operating leases	$984,942	$1,013,757	$944,796
Variable income from operating leases	237,136	223,479	268,853
Interest income from direct financing leases	37,481	54,274	54,217

Direct Financing Leases
Net investment in DFLs consists of the following (dollars in thousands):

December 31, 2019
Present value of minimum lease payments receivable	$19,138
Present value of estimated residual value	84,604
Less deferred selling profits	(19,138)
Net investment in direct financing leases before allowance	84,604
Allowance for direct financing lease losses	—
Net investment in direct financing leases	$84,604
Properties subject to direct financing leases	2

December 31, 2018
Minimum lease payments receivable	$1,013,976
Estimated residual value	507,484
Less unearned income	(807,642)
Net investment in direct financing leases	$713,818
Properties subject to direct financing leases	29

Direct Financing Lease Internal Ratings
The following table summarizes the Company’s internal ratings for DFLs at December 31, 2019 (dollars in thousands):

			Internal Ratings
Segment	Carrying Amount	Percentage of DFL Portfolio	Performing DFLs	Watch List DFLs	Workout DFLs
Other non-reportable segments	$84,604	100	$84,604	—	—
	$84,604	100	$84,604	$—	$—

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

Direct Financing Lease Sale
During the second quarter of 2019, the Company entered into agreements to sell 13 senior housing facilities under DFLs (the “DFL Sale Portfolio”) for $274 million. Upon entering into the agreements, the Company recognized an allowance for DFL losses and related impairment charge of $10 million to write-down the carrying value of the DFL Sale Portfolio to its fair value. The fair value of the DFL Sale Portfolio was based upon the agreed on sale price, less estimated costs to sell, which is considered to be a Level 2 measurement within the fair value hierarchy. In conjunction with the entering into agreements to sell the DFL Sale Portfolio, the Company placed the portfolio on nonaccrual status and began recognizing income equal to the amount of cash received.
The Company completed the sale of the DFL Sale Portfolio in September 2019.
The following table summarizes the activity of the DFL Sale Portfolio during the periods presented (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Income from DFLs	$17,287	$23,616	$23,820
Cash payments received	16,005	19,633	19,494

Direct Financing Lease Receivable Maturities
The following table summarizes future minimum lease payments contractually due under DFLs at December 31, 2019 (in thousands):

Year	Amount
2020	$9,553
2021	8,409
2022	1,176
2023	—
2024	—
Thereafter	—
Undiscounted minimum lease payments receivable	19,138
Less: imputed interest	—
Present value of minimum lease payments receivable	$19,138
The following table summarizes future minimum lease payments contractually due under DFLs at December 31, 2018 (in thousands):

Year	Amount
2019	$114,970
2020	63,308
2021	63,687
2022	58,135
2023	58,570
Thereafter	655,306
$1,013,976

Residual Value Risk
Quarterly, the Company reviews the estimated unguaranteed residual value of assets under DFLs to determine if there have been any material changes compared to the prior quarter. As needed, the Company and/or the related tenants will invest necessary funds to maintain the residual value of each asset.

Operating Leases
Future Minimum Rents
The following table summarizes future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under non-cancelable operating leases as of December 31, 2019 (in thousands):

Year	Amount
2020	$998,376
2021	968,622
2022	904,799
2023	822,259
2024	708,871
Thereafter	2,522,333
$6,925,260

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
$6,501,326

Tenant Purchase Options
Certain leases, including DFLs, contain purchase options whereby the tenant may elect to acquire the underlying real estate. Annualized base rent from leases subject to purchase options, summarized by the year the purchase options are exercisable, are as follows (dollars in thousands):

Year	Annualized Base Rent(1)	Number of Properties
2020	$17,219	10
2021	27,947	7
2022	10,924	3
2023	—	—
2024	2,924	1
Thereafter	25,022	19
	$84,036	40
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

During the fourth quarter of 2019, the Company's tenant exercised its option to acquire from the Company an acute care hospital and adjacent land parcel located in Irvine, California for $226 million. The sale is scheduled to close during the first half of 2021. The annualized base rent associated with the assets covered by this purchase option is included in the table above for 2021.

Lease Costs
The following tables provide information regarding the Company’s leases to which it is the lessee, such as corporate offices and ground leases (dollars in thousands):

	Year Ended December 31,
Lease Expense Information:	2019	2018	2017
Total lease expense(1)	$16,238	$14,783	$13,674
_______________________________________

(1)
Lease expense related to corporate assets is included in general and administrative expenses and lease expense related to ground leases is included within operating expenses in the Company’s consolidated statements of operations.

	Year Ended December 31,
Supplemental Cash Flow Information:	2019	2018	2017
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows for operating leases	$12,727	11,655	$10,745

ROU asset obtained in exchange for new lease liability:
Operating leases	$5,733	$—	$—

Weighted Average Lease Term and Discount Rate:	December 31, 2019
Weighted average remaining lease term (years):
Operating leases	51

Weighted average discount rate:
Operating leases	4.36%

The following table summarizes future minimum lease payments under non-cancelable ground and other operating leases included in the Company’s lease liability as of December 31, 2019 (in thousands):

Year	Amount
2020	$9,407
2021	9,208
2022	9,045
2023	8,985
2024	7,139
Thereafter	451,790
Undiscounted minimum lease payments included in the lease liability	495,574
Less: imputed interest	(338,963)
Present value of lease liability	$156,611

The following table summarizes future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2018 (in thousands):

Year	Amount
2019	$5,597
2020	5,687
2021	5,776
2022	5,862
2023	5,983
Thereafter	466,130
$495,035

Depreciation Expense
While the Company leases the majority of its property, plant, and equipment to various tenants under operating leases and DFLs, in certain situations, the Company owns and operates certain property, plant, and equipment for general corporate purposes. Corporate assets are recorded within other assets, net within the Company’s consolidated balance sheets and depreciation expense for those assets is recorded in general and administrative expenses in the Company’s consolidated statements of operations. Included within other assets, net as of December 31, 2019 and December 31, 2018 is $4 million and $2 million, respectively, of accumulated depreciation related to corporate assets. Included within general and administrative expenses for the year ended December 31, 2019, 2018, and 2017 is $2 million, $4 million and $1 million, respectively, of depreciation expense related to corporate assets.

NOTE 7.	Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	December 31,
	2019			2018
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine	$—	$27,752	$27,752	$—	$21,013	$21,013
Participating development loans and other(1)	161,964	—	161,964	42,037	—	42,037
Unamortized discounts, fees, and costs	—	863	863	—	(52)	(52)
	$161,964	$28,615	$190,579	$42,037	$20,961	$62,998
_______________________________________

(1)
At December 31, 2019, the Company had $25 million remaining of commitments to fund $174 million of senior housing development projects. At December 31, 2018, the Company had $73 million remaining of commitments to fund a $115 million senior housing development project.

Loans Receivable Internal Ratings
The following table summarizes the Company’s internal ratings for loans receivable at December 31, 2019 (dollars in thousands):

	Carrying Amount	Percentage of Loan Portfolio	Internal Ratings
Investment Type			Performing Loans	Watch List Loans	Workout Loans
Real estate secured	$161,964	85	$161,964	$—	$—
Other secured	28,615	15	28,615	—	—
	$190,579	100	$190,579	$—	$—

Real Estate Secured Loans
The following table summarizes the Company’s loans receivable secured by real estate at December 31, 2019 (dollars in thousands):

Final Maturity Date	Number of Loans	Payment Terms	Principal Amount(1)	Carrying Amount
2021	1	Monthly interest-only payments, accrues interest at 7.5% and secured by a senior housing facility under development in Texas	$2,250	$2,250
2021	1	Monthly interest-only payments, accrues interest at 7.5% and secured by a senior housing facility under development in Florida	8,290	8,290
2022	1	Monthly interest-only payments, accrues interest at 6.5% and secured by a senior housing facility under development in Washington(2)	102,412	102,412
2022	1	Monthly interest-only payments, accrues interest at 5.75% and secured by a senior housing facility in Illinois	4,200	4,200
2026	1	Monthly interest-only payments, accrues interest at the greater of 2% or LIBOR, plus 4.25% and secured by a senior housing facility in Florida	44,812	44,812
	5		$161,964	$161,964
_______________________________________

(1)	Represents future contractual principal payments to be received on loans receivable secured by real estate.

(2)	Contains a participation feature that allows the Company to participate in up to 20% of the appreciation of the asset through the time the loan is refinanced or repaid.
During the year ended December 31, 2019, the Company recognized $6 million in interest income related to loans secured by real estate.
SHOP Seller Financing
In December 2019, the Company sold two SHOP facilities in Florida for $56 million and provided the buyer with initial financing of $45 million. The remainder of the sales price was received in cash at the time of sale. Additionally, the Company has agreed to provide up to $10 million of redevelopment funding (80% of the estimated cost of redevelopment), none of which has been funded as of December 31, 2019. The initial and redevelopment financings are secured by the buyer's equity ownership in the property.
Four Seasons Health Care
In March 2017, pursuant to a shift in the Company’s investment strategy, the Company sold its £138.5 million par value Four Seasons senior notes (the “Four Seasons Notes”) for £83 million ($101 million). The disposition of the Four Seasons Notes generated a £42 million ($51 million) gain on sale, recognized in other income (expense), net.
Other Secured Loans
Tandem Health Care Loan
From July 2012 through May 2015, the Company funded, in aggregate, $257 million under a collateralized mezzanine loan facility (the “Mezzanine Loan”) to certain affiliates of Tandem.
During the year ended December 31, 2017, the Company recognized aggregate impairment charges of $144 million related to the Mezzanine Loan, which reduced the carrying value to $105 million as of December 31, 2017. The aggregate impairment charges were the result of a variety of factors, including, but not limited to, poor operating results of the underlying real estate assets, market and industry data that reflected a declining trend in admissions and a continuing shift away from higher-rate Medicare plans in the post-acute/skilled nursing sector, bids from prospective purchasers of the Mezzanine Loan, and eventually entering into an agreement with the borrower for a discounted repayment of the Mezzanine Loan. The calculations of the fair value were primarily based on an income approach and relied on forecasted EBITDAR and market data, including, but not limited to, sales price per unit/bed, rent coverage ratios, and real estate capitalization rates. All valuation inputs were considered to be Level 2 measurements within the fair value hierarchy.
In March 2018, the Company sold the Mezzanine Loan to a third party for approximately $112 million, which resulted in an impairment recovery, net of transaction costs and fees, of $3 million included in other income (expense), net. The Company holds no further economic interest in the operations of Tandem.

Beginning in the first quarter of 2017, the Company elected to recognize interest income on a cash basis. During the years ended December 31, 2018 and 2017, the Company recognized interest income of zero and $23 million, respectively, and received cash payments of zero and $25 million, respectively, from Tandem.
U.K. Bridge Loan
In 2016, the Company provided a £105 million ($131 million at closing) bridge loan (the “U.K. Bridge Loan”) to Maria Mallaband Care Group Ltd. ("MMCG") to fund the acquisition of a portfolio of seven care homes in the U.K. Under the U.K. Bridge Loan, the Company retained a three-year call option to acquire those seven care homes at a future date for £105 million, subject to certain conditions precedent being met. In March 2018, upon resolution of all conditions precedent, the Company began the process of exercising its call option to acquire the seven care homes and concluded that it should consolidate the real estate. As a result, the Company derecognized the outstanding loan receivable of £105 million and recognized a £29 million ($41 million) loss on consolidation. Refer to Note 18 for further discussion regarding impact of consolidating the seven care homes during the first quarter of 2018.
In June 2018, the Company completed the process of exercising the above-mentioned call option. The seven care homes acquired through the call option were included in the U.K. JV transaction (see Note 4).

NOTE 8.	Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

			Carrying Amount
			December 31,
Entity(1)	Property Count	Ownership %	2019	2018
SWF SH JV(2)	19	54	$428,258	$—
CCRC JV(3)	15	49	325,830	365,764
U.K. JV(4)	—	49	—	101,735
MBK JV	4	50	33,415	35,435
Other SHOP JVs(5)	5	41-90	26,876	25,493
Medical Office JVs(6)	3	20-67	9,845	10,160
K&Y JVs(7)	2	80	1,215	1,430
Advances to unconsolidated joint ventures, net			76	71
			$825,515	$540,088
_______________________________________

(1)	These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.

(2)	In December 2019, the Company formed the SWF SH JV with a sovereign wealth fund. See Note 4 for discussion of the formation of the SWF SH JV.

(3)	See Note 3 for discussion of the 2019 MTCA with Brookdale, including the pending acquisition of Brookdale’s interest in the CCRC JV.

(4)	See Note 4 for discussion of the formation of the U.K. JV in 2018 and subsequent sale of the Company’s equity method investment in 2019.

(5)
In June 2019, the Company acquired the outstanding equity interests in, and began consolidating, the Vintage Park JV (see Note 4). Remaining unconsolidated SHOP joint ventures (and the Company's ownership percentage) include: (i) Waldwick JV (85%); (ii) Otay Ranch JV (90%); (iii) MBK Development JV (50%); (iv) Discovery Naples JV (41%); and (v) Discovery Sarasota JV (47%). The Company’s investments in the Discovery Naples JV and the Discovery Sarasota JV are preferred equity investments earning a 10% per annum fixed-rate return.

(6)	Includes three unconsolidated medical office joint ventures (and the Company’s ownership percentage): (i) Ventures IV (20%); (ii) Ventures III (30%); and (iii) Suburban Properties, LLC (67%).

(7)
At December 31, 2019, includes one unconsolidated joint venture. In October 2019, the Company sold its interest in one of the K&Y joint ventures for $4 million. In January 2020, the Company sold its interest in the remaining K&Y joint venture for $12 million. At December 31, 2018, includes three unconsolidated joint ventures.

The following tables summarize combined financial information for the Company’s unconsolidated joint ventures (in thousands):

	December 31,
	2019	2018
Real estate, net	$2,278,743	$2,128,147
Other assets, net	511,014	479,935
Total assets	$2,789,757	$2,608,082
Mortgage and other debt	$552,824	$827,622
Accounts payable and other	591,498	655,177
Other partners’ capital	756,359	515,791
Healthpeak Properties, Inc.'s capital	889,076	609,492
Total liabilities and partners’ capital	$2,789,757	$2,608,082

	Year Ended December 31,
	2019	2018	2017
Total revenues	$523,684	$642,724	$810,216
Total operating expense	(381,257)	(492,784)	(643,452)
Net income (loss)	(50,872)	(43,704)	(42,408)
Healthpeak Properties, Inc.’s share in earnings (losses)	(8,625)	(2,594)	10,901
Fees earned by Healthpeak Properties, Inc.	169	125	133
Distributions received by Healthpeak Properties, Inc.	47,186	48,939	81,165

At December 31, 2019 and 2018, the aggregate unamortized basis difference of the Company's investments in unconsolidated joint ventures of $64 million and $69 million, respectively, is primarily attributable to the difference between the amount for which the Company purchased its interest in the entity and the historical carrying value of the net assets of the entity. The difference is being amortized over the remaining useful life of the related assets and included in equity income (loss) from unconsolidated joint ventures.
CCRC JV. During 2019, the CCRC JV classified one property that Brookdale and the Company committed to sell to a third-party as held for sale in the joint venture’s stand-alone financial statements. In conjunction with classifying the property as held for sale, the CCRC JV recognized an impairment charge of $12 million to reflect the write-down of the property’s previous carrying value to the estimated selling price, less costs to sell. The Company recognized its 49% share of the impairment charge ($6 million) through equity income (loss) from unconsolidated joint ventures during the year ended December 31, 2019.
Additionally, in October 2019, the Company agreed to acquire Brookdale’s 51% interest in 13 of the 15 communities held by the CCRC JV, which the Company completed in January 2020. Refer to Note 3 for a detailed discussion of the 2019 MTCA with Brookdale.
U.K. JV. In December 2019, the Company sold its remaining 49% interest in the U.K. JV for proceeds of £70 million ($91 million) and recognized a loss on sale of $7 million (based on exchange rates at the time the transaction was completed), including $1 million of loss in accumulated other comprehensive income (loss) that was reclassified to gain (loss) on sale of real estate. As of December 31, 2019, the Company no longer owned real estate in the U.K.

NOTE 9.	Intangibles

Intangible assets primarily consist of lease-up intangibles and above market tenant lease intangibles. The following table summarizes the Company’s intangible lease assets (in thousands):

	December 31,
Intangible lease assets	2019	2018
Gross intangible lease assets	$615,538	$556,114
Accumulated depreciation and amortization	(283,845)	(251,035)
Intangible assets, net	$331,693	$305,079

Intangible liabilities primarily consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (in thousands):

	December 31,
Intangible lease liabilities	2019	2018
Gross intangible lease liabilities	$113,213	$94,444
Accumulated depreciation and amortization	(38,222)	(39,781)
Intangible liabilities, net	$74,991	$54,663

The following table sets forth amortization related to intangible assets, net and intangible liabilities, net (in thousands):

	Year Ended December 31,
	2019	2018	2017
Depreciation and amortization expense related to amortization of lease-up intangibles	$148,509	$67,350	$76,732
Rental and related revenues related to amortization of net below market lease liabilities	6,471	5,253	2,030

During the year ended December 31, 2019, in conjunction with the Company’s acquisitions of real estate (see Note 4), the Company acquired intangible assets of $157 million and intangible liabilities of $33 million. The intangible assets and intangible liabilities acquired have a weighted average amortization period of 3 years and 8 years, respectively.
On January 1, 2019, in conjunction with the adoption of ASU 2016-12 (see Note 2), the Company reclassified $39 million of intangible assets, net and $6 million of intangible liabilities, net related to above and below market ground leases to right-of-use asset, net.
The following table summarizes the estimated annual amortization for each of the five succeeding fiscal years and thereafter (in thousands):

	Rental and Related Revenues(1)	Depreciation and Amortization(2)
2020	$8,876	$103,988
2021	8,034	51,516
2022	8,349	44,922
2023	7,783	39,020
2024	7,145	22,880
Thereafter	25,270	59,833
	$65,457	$322,159

_______________________________________

(1)	The amortization of net below market lease intangibles is recorded as an increase to rental and related revenues.

(2)	The amortization of lease-up intangibles is recorded to depreciation and amortization expense.

NOTE 10.	Debt

Bank Line of Credit and Term Loans
On May 23, 2019, the Company executed a $2.5 billion unsecured revolving line of credit facility (the “Revolving Facility”), which matures on May 23, 2023 and contains two, six month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at LIBOR plus a margin that depends on credit ratings of the Company's senior unsecured long-term debt. The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on those credit ratings at December 31, 2019, the margin on the Revolving Facility was 0.825% and the facility fee was 0.15%.
In conjunction with the Company's exit from the U.K. in December 2019 (see Note 8), the Company paid down £55 million ($72 million) under the Revolving Facility. At December 31, 2019, the Company had no balance outstanding under the Revolving Facility.
In May 2019, the Company also entered into a new $250 million unsecured term loan facility, which the Company fully drew down on June 20, 2019 (the “2019 Term Loan” and, together with the Revolving Facility, the “Facilities”). The 2019 Term Loan matures on May 23, 2024. Based on the Company’s credit ratings at December 31, 2019, the 2019 Term Loan accrues interest at a rate of LIBOR plus 0.90%, with a weighted average effective interest rate of 2.79%.
The Facilities include a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. The Facilities also contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.0 billion. At December 31, 2019, the Company believes it was in compliance with each of these restrictions and requirements of the Facilities.
On July 3, 2018, the Company exercised its one-time right under a previously-drawn term loan to repay the outstanding GBP balance and re-borrow in USD with all other key terms unchanged, which resulted in repayment of a £169 million balance and re-borrowing of $224 million. In November 2018, the Company repaid the $224 million unsecured term loan, bringing the total term loan balance to zero at December 31, 2018.
Commercial Paper Program
In September 2019, the Company established an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, unsecured short-term debt securities with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time, with the maximum aggregate face or principal amount outstanding at any one time not exceeding $1.0 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to use its Revolving Facility as a liquidity backstop for the repayment of unsecured short term debt securities issued under the Commercial Paper Program.
As of December 31, 2019, the Company had $93 million of notes outstanding under the Commercial Paper Program, with original maturities of one month and a weighted average interest rate of 2.04%.
Senior Unsecured Notes
At December 31, 2019, the Company had senior unsecured notes outstanding with an aggregate principal balance of $5.7 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions, and other customary terms. The Company believes it was in compliance with these covenants at December 31, 2019.

The following table summarizes the Company’s senior unsecured notes issuances during the year ended December 31, 2019 (dollars in thousands):

Date	Amount	Coupon Rate	Maturity Date
November 21, 2019	$750,000	3.000%	2030
July 5, 2019	$650,000	3.250%	2026
July 5, 2019	$650,000	3.500%	2029
There were no senior unsecured notes issuances for the years ended December 31, 2018 and 2017.
The following table summarizes the Company’s senior unsecured notes payoffs for the periods presented (dollars in thousands):

Date	Amount	Coupon Rate	Maturity Date
Year ended December 31, 2019:
November 21, 2019(1)	$350,000	4.000%	2022
July 22, 2019(2)	$800,000	2.625%	2020
July 8, 2019(2)	$250,000	4.000%	2022
July 8, 2019(2)	$250,000	4.250%	2023
Year ended December 31, 2018:
November 8, 2018	$450,000	3.750%	2019
July 16, 2018(3)	$700,000	5.375%	2021
Year ended December 31, 2017:
July 27, 2017(4)	$500,000	5.375%	2021
May 1, 2017	$250,000	5.625%	2017

_______________________________________

(1)	The Company recognized a $22 million loss on debt extinguishment related to the repurchase of senior notes.

(2)
Upon completing the redemption of the 2.625% senior unsecured notes due February 2020 and repurchasing a portion of the 4.250% senior unsecured notes due 2023 and the 4.000% senior unsecured notes due 2022, the Company recognized a $35 million loss on debt extinguishment.

(3)	The Company recognized a $44 million loss on debt extinguishment related to the repurchase of senior notes.

(4)	The Company recognized a $54 million loss on debt extinguishment related to the repurchase of senior notes.
Mortgage Debt
At December 31, 2019, the Company had $264 million in aggregate principal of mortgage debt outstanding (excluding mortgage debt on assets held for sale), which is secured by 17 healthcare facilities with an aggregate carrying value of $511 million.
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

Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at December 31, 2019 (dollars in thousands):

				Senior Unsecured Notes(1)		Mortgage Debt(2)
Year	Bank Line of Credit	Commercial Paper	Term Loan	Amount	Interest Rate	Amount	Interest Rate	Total(3)
2020	$—	$93,000	$—	$—	—%	$4,132	5.08%	$97,132
2021	—	—	—	—	—%	11,821	5.26%	11,821
2022	—	—	—	300,000	3.37%	3,886	—%	303,886
2023	—	—	—	550,000	4.37%	4,069	—%	554,069
2024	—	—	250,000	1,150,000	4.17%	4,247	—%	1,404,247
Thereafter	—	—	—	3,700,000	3.86%	236,089	4.09%	3,936,089
	—	93,000	250,000	5,700,000		264,244		6,307,244
(Discounts), premium and debt costs, net	—	—	(1,058)	(52,007)		12,663		(40,402)
	—	93,000	248,942	5,647,993		276,907		6,266,842
Debt on assets held for sale(4)	—	—	—	—		32,289		32,289
	$—	$93,000	$248,942	$5,647,993		$309,196		$6,299,131
_______________________________________

(1)	Effective interest rates on the senior notes range from 3.14% to 6.87% with a weighted average effective interest rate of 3.94% and a weighted average maturity of seven years.

(2)
Excluding mortgage debt on assets held for sale, effective interest rates on the mortgage debt range from 2.22% to 5.91% with a weighted average effective interest rate of 4.09% and a weighted average maturity of 13 years.

(3)
Excludes $85 million of other debt that has no scheduled maturities. Other debt represents (i) $52 million of non-interest bearing life care bonds and occupancy fee deposits at certain of the Company's senior housing facilities and (ii) $33 million of on-demand notes from the CCRC JV which bear interest at a rate of 3.6%.

(4)	Represents mortgage debt on assets held for sale with interest rates that ranged from 3.45% to 6.80% and matures in 2026, 2028, and 2044.

NOTE 11.	Commitments and Contingencies

Legal Proceedings
From time to time, the Company is a party to, or has a significant relationship to, legal proceedings, lawsuits, and other claims. Except as described below, the Company is not aware of any legal proceedings or claims that it believes may have, individually or taken together, a material adverse effect on the Company’s financial condition, results of operations, or cash flows. The Company’s policy is to expense legal costs as they are incurred.
Class Action. On May 9, 2016, a purported stockholder of the Company filed a putative class action complaint, Boynton Beach Firefighters’ Pension Fund v. HCP, Inc., et al., Case No. 3:16-cv-01106-JJH, in the U.S. District Court for the Northern District of Ohio against the Company, certain of its officers, HCR ManorCare, Inc. (“HCRMC”), and certain of its officers, asserting violations of the federal securities laws. The suit asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and alleges that the Company made certain false or misleading statements relating to the value of and risks concerning its investment in HCRMC by allegedly failing to disclose that HCRMC had engaged in billing fraud, as alleged by the U.S. Department of Justice (“DoJ”) in a suit against HCRMC arising from the False Claims Act that the DoJ voluntarily dismissed with prejudice. The plaintiff in the class action suit demands compensatory damages (in an unspecified amount), costs and expenses (including attorneys’ fees and expert fees), and equitable, injunctive, or other relief as the Court deems just and proper. On November 28, 2017, the Court appointed Societe Generale Securities GmbH (SGSS Germany) and the City of Birmingham Retirement and Relief Systems (Birmingham) as Co-Lead Plaintiffs in the class action. The motion to dismiss was fully briefed on May 21, 2018 and oral arguments were held on October 23, 2018. Subsequently, on December 6, 2018, HCRMC and its officers were voluntarily dismissed from the class action lawsuit without prejudice to such claims being refiled. On November 22, 2019, the Court granted the motion to dismiss. On December 20, 2019, Co-Lead plaintiffs filed a motion to amend the Court's judgment. Defendants' opposition brief is due on February 18, 2020, and Co-Lead Plaintiffs' reply brief is due on March 19, 2020. The Company believes the suit to be without merit and intends to vigorously defend against it.

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
The Company’s Board of Directors received letters dated August 17, 2016, April 19, 2017, and April 20, 2017 from private law firms acting on behalf of clients who are purported stockholders of the Company, each asserting allegations similar to those made in the California derivative action matters discussed above. Each letter demands that the Board of Directors take action to assert the Company’s rights. The Board of Directors completed its evaluation and rejected the demand letters in December of 2017. One of the law firms has more recently requested that the Board of Directors reconsider its determination after a final ruling on the motion to dismiss in the class action litigation.
The Company believes that the plaintiffs lack standing or the lawsuits and demands are without merit, but cannot predict the outcome of these proceedings or reasonably estimate any potential loss at this time. Accordingly, no loss contingency has been recorded for these matters as of December 31, 2019, as the likelihood of loss is not considered probable or estimable.
DownREIT LLCs
In connection with the formation of certain DownREIT LLCs, members may contribute appreciated real estate to a DownREIT LLC in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if a contributed property is later sold by the DownREIT LLC, the unamortized pre-contribution gain that exists at the date of sale is specifically allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT LLC. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT LLC in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Code (“make-whole payments”). These make-whole payments include a tax gross-up provision. These indemnification agreements have expiration terms that range through 2039 on a total of 27 properties.

Commitments
The following table summarizes the Company’s material commitments, excluding debt service obligations (see Note 10) and obligations as the lessee under operating leases (see Note 6), at December 31, 2019 (in thousands):

Amount
Construction loan commitments(1)	$25,050
Lease and other contractual commitments(2)	123,957
Development commitments(3)	237,295
Total	$386,302
_______________________________________

(1)	Represents commitments to finance development projects.

(2)
Represents the Company's commitments, as lessor, under signed leases and contracts for operating properties and includes allowances for tenant improvements and leasing commissions. Excludes allowances for tenant improvements related to developments in progress for which the Company has executed an agreement with a general contractor to complete the tenant improvements (recognized in the "Development commitments" line).

(3)	Represents construction and other commitments for developments in progress and includes allowances for tenant improvements of $88 million that the Company has provided as a lessor.
Credit Enhancement Guarantee
At December 31, 2019, certain of the Company’s senior housing facilities serve as collateral for $64 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which were converted to a RIDEA structure during the first quarter of 2019 (see Note 6), had a carrying value of $334 million as of December 31, 2019.
Environmental Costs
Various environmental laws govern certain aspects of the ongoing management and operation of our facilities, including those related to presence of asbestos-containing materials. The presence of, or the failure to manage and/or remediate, such materials may adversely affect the occupancy and performance of the Company's facilities. The Company monitors its properties for the presence of such hazardous or toxic substances and is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company’s business, financial condition, or results of operations. The Company carries environmental insurance and believes that the policy terms, conditions, limitations, and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage, and current industry practice.
General Uninsured Losses
The Company obtains various types of insurance to mitigate the impact of property, business interruption, liability, workers' compensation, flood, windstorm, earthquake, environmental, cyber, and terrorism related losses. The Company attempts to obtain appropriate policy terms, conditions, limits, and deductibles considering the relative risk of loss, the cost of such coverage, and current industry practice. There are, however, certain types of extraordinary losses, such as those due to acts of war or other events that may be either uninsurable or not economically insurable. In addition, the Company has a large number of properties that are exposed to earthquake, flood, and windstorm occurrences for which the related insurances carry high deductibles and have limits.

NOTE 12.	Equity

Dividends
On January 30, 2020, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.37 per share. The common stock cash dividend will be paid on February 28, 2020 to stockholders of record as of the close of business on February 18, 2020.
During the years ended December 31, 2019, 2018, and 2017, the Company declared and paid common stock cash dividends of $1.480 per share.

At-The-Market Equity Offering Program
In June 2015, the Company established an at-the-market equity offering program (“ATM Program”) to sell shares of its common stock from time to time through a consortium of banks acting as sales agents or directly to the banks acting as principals. In May 2018, the Company renewed its ATM Program (the "2018 ATM Program"). During the year ended December 31, 2018, the Company issued 5.4 million shares of common stock at a weighted average net price of $28.27 per share, resulting in net proceeds of $154 million.
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
ATM Direct Issuances
During the year ended December 31, 2019, the Company issued 5.9 million shares of common stock at a weighted average net price of $31.84 per share, after commissions, resulting in net proceeds of $189 million.
ATM Forward Contracts
During the year ended December 31, 2019, the Company utilized the forward provisions under the 2019 ATM Program to allow for the sale of up to an aggregate of 20.3 million shares of its common stock, at an initial weighted average net price of $31.44 per share, after commissions.
During the year ended December 31, 2019, the Company settled 5.5 million shares at a weighted average net price of $30.91 per share, after commissions, resulting in net proceeds of $171 million. At December 31, 2019, 14.8 million shares remained outstanding under forward contracts under the 2019 ATM Program, with an initial weighted average net price of $31.56 per share, after commissions.
At December 31, 2019, approximately $163 million of the Company’s common stock remained available for sale under the 2019 ATM Program.
Subsequent to December 31, 2019, the Company utilized the forward provisions under the 2019 ATM Program to allow for the sale of up to an additional 2.0 million shares of its common stock, at an initial weighted average net price of $35.23 per share, after commissions.
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
Forward Equity Offerings
November 2019 Offering. In November 2019, the Company entered into a forward equity sales agreement (the "2019 forward equity sales agreement") to sell an aggregate of 15.6 million shares of its common stock (including shares sold through the exercise of underwriters’ options) at an initial net price of $34.46 per share, after underwriting discounts and commissions. The 2019 forward equity sales agreement has a one year term that expires on November 4, 2020 during which time the Company may settle the 2019 forward equity sales agreement by delivery of physical shares of common stock to the forward seller or, at the Company's election, by settling in cash or net shares. The forward sale price that the Company expects to receive upon settlement of the 2019 forward equity sales agreement will be the initial net price of $34.46 per share, subject to adjustments for: (i) accrued interest, (ii) the forward purchasers’ stock borrowing costs, and (iii) certain fixed price reductions during the term of the agreement. During the year ended December 31, 2019, no shares were settled under the 2019 forward equity sales agreement. Therefore, at December 31, 2019, all shares remained outstanding under the 2019 forward equity sales agreement.

December 2018 Offering. In December 2018, the Company entered into a forward equity sales agreement (the "2018 forward equity sales agreement") to sell an aggregate of 15.3 million shares of its common stock (including shares sold through the exercise of underwriters’ options) at an initial net price of $28.60 per share, after underwriting discounts and commissions. Contemporaneously, the 2018 forward equity sales agreement had a one year term that expired on December 13, 2019 during which time the Company could settle the forward sales agreement by delivery of physical shares of common stock to the forward seller or, at the Company's election, settle in cash or net shares. During the year ended December 31, 2019, the Company settled all 15.3 million shares under the 2018 forward equity sales agreement at a weighted average net price of $27.66 per share resulting in net proceeds of $422 million. Therefore, at December 31, 2019, no shares remained outstanding under the 2018 forward equity sales agreement.
In December 2018, contemporaneous with the forward equity offering discussed above, the Company completed an offering of two million shares of common stock at a net price of $28.60 per share, resulting in net proceeds of $57 million.
The following table summarizes the Company’s other common stock activities (shares in thousands):

	Year Ended December 31,
	2019	2018	2017
Dividend Reinvestment and Stock Purchase Plan	336	237	983
Conversion of DownREIT units	213	3	78
Exercise of stock options	152	120	32
Vesting of restricted stock units	468	401	419
Repurchase of common stock	162	141	157

Accumulated Other Comprehensive Loss
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	December 31,
	2019	2018
Cumulative foreign currency translation adjustment(1)	$(1,023)	$(1,683)
Unrealized gains (losses) on derivatives, net	1,314	(467)
Supplemental Executive Retirement plan minimum liability and other	(3,148)	(2,558)
Total accumulated other comprehensive income (loss)	$(2,857)	$(4,708)

_______________________________________

(1)	See Notes 4, 8, and 21 for a discussion of the U.K. JV transaction.
Noncontrolling Interests
At December 31, 2019, there were five million DownREIT units (seven million shares of Healthpeak common stock are issuable upon conversion) outstanding in seven DownREIT LLCs, all of which the Company is the managing member of. At December 31, 2019, the carrying and market values of the five million DownREIT units were $204 million and $257 million, respectively.
See Notes 3 and 4 for transactions involving noncontrolling interests.

NOTE 13.	Earnings Per Common Share

Basic income (loss) per common share ("EPS") is computed based on the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding plus the impact of forward equity sales agreements using the treasury stock method and common shares issuable from the assumed conversion of DownREIT units, stock options, certain performance restricted stock units, and unvested restricted stock units. Only those instruments having a dilutive impact on the Company's basic income (loss) per share are included in diluted income (loss) per share during the periods presented.

Restricted stock and certain performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, and require use of the two-class method when computing basic and diluted earnings per share.
During the year ended December 31, 2019, the Company utilized the forward sale provisions under the 2019 ATM Program to sell up to an aggregate of 20.3 million shares of common stock with a one year term. During the year ended December 31, 2019, the Company settled 5.5 million shares under forward contracts under the 2019 ATM Program, leaving 14.8 million shares outstanding thereunder.
Additionally, in November 2019, the Company entered into the 2019 forward equity sales agreement to sell an aggregate of 15.6 million shares of its common stock by November 4, 2020. At December 31, 2019, all 15.6 million shares remained outstanding thereunder.
Additionally, in December 2018, the Company entered into forward equity sales agreement to sell an aggregate of 15.3 million shares of its common stock by December 13, 2019. During the year ended December 31, 2019, the Company settled all 15.3 million shares under the December 2018 forward sales agreement.
The Company expects to settle the remaining forward sales with shares of common stock prior to their respective expiration dates. See Note 12 for further details.
The Company considered the potential dilution resulting from the forward agreements to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to determine the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. The aggregate effect on the Company’s diluted weighted-average common shares for the year ended December 31, 2019, was 2.8 million weighted-average incremental shares from the forward equity sales agreements.
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator
Net income (loss)	$60,061	$1,073,474	$422,634
Noncontrolling interests' share in earnings	(14,531)	(12,381)	(8,465)
Net income (loss) attributable to Healthpeak Properties, Inc.	45,530	1,061,093	414,169
Less: Participating securities' share in earnings	(1,543)	(2,669)	(1,156)
Net income (loss) applicable to common shares	$43,987	$1,058,424	$413,013

Numerator - Dilutive
Net income (loss) applicable to common shares	$43,987	$1,058,424	$413,013
Add: distributions on dilutive convertible units and other	—	6,919	—
Dilutive net income (loss) available to common shares	$43,987	$1,065,343	$413,013
Denominator
Basic weighted average shares outstanding	486,255	470,551	468,759
Dilutive potential common shares - equity awards	309	168	176
Dilutive potential common shares - forward equity agreements(1)	2,771	—	—
Dilutive potential common shares - DownREIT conversions	—	4,668	—
Diluted weighted average common shares	489,335	475,387	468,935
Earnings per common share
Basic	$0.09	$2.25	$0.88
Diluted	$0.09	$2.24	$0.88

(1)
Represents the current dilutive impact of 30 million shares of common stock under forward sales agreements that have not been settled as of December 31, 2019. Based on the forward price of each agreement as of December 31, 2019, issuance of all 30 million shares would result in approximately $1.00 billion of net proceeds.

For the years ended December 31, 2019, 2018, and 2017, 7 million, 2 million, and 7 million shares, respectively, issuable upon conversion of DownREIT units were not included because they are anti-dilutive. Additionally, for the years ended December 31, 2019 and 2018, 28 million and 15 million shares of common stock, respectively, issuable pursuant to the settlement of forward equity sales agreements were not included because they are anti-dilutive (see discussion above). For all periods presented in the above table, approximately 1 million shares of common stock subject to outstanding equity awards (restricted stock units and stock options) were not included because they are anti-dilutive.

NOTE 14.	Compensation Plans

Stock Based Compensation
On May 11, 2006, the Company’s stockholders approved the 2006 Performance Incentive Plan, which was amended and restated in 2009 (“the 2006 Plan”). On May 1, 2014, the Company’s stockholders approved the 2014 Performance Incentive Plan (“the 2014 Plan”) (collectively, the “Plans”). Following the adoption of the 2014 Plan, no new awards will be issued under the 2006 Plan. The Plans provide for the granting of stock-based compensation, including stock options, restricted stock, and restricted stock units to officers, employees, and directors in connection with their employment with or services provided to the Company. The maximum number of shares reserved for awards under the 2014 Plan is 33 million shares, and, as of December 31, 2019, 28 million of the reserved shares under the 2014 Plan are available for future awards, of which 19 million shares may be issued as restricted stock or restricted stock units.
Total share-based compensation expense recognized during the years ended December 31, 2019, 2018, and 2017 was $18 million, $15 million, and $14 million, respectively. The year ended December 31, 2019 includes a $1 million charge recognized in general and administrative expenses primarily resulting from accelerated vesting of restricted stock units related to the departure of the Company's former Executive Vice President – Senior Housing. The year ended December 31, 2018 includes a $2 million charge recognized in general and administrative expenses primarily resulting from accelerated vesting of restricted stock units related to the departure of the Company's Executive Chairman. The year ended December 31, 2017 includes a $1 million charge recognized in general and administrative expenses related to the accelerated vesting of restricted stock units primarily resulting from the departure of the Company's former Chief Accounting Officer. As of December 31, 2019, there was $26 million of future expense related to unvested share-based compensation arrangements granted under the Company’s incentive plans, which is expected to be recognized over a weighted average period of two years associated with future employee service.
Stock Options
There have been no grants of stock options since 2014. Stock options outstanding and exercisable were 0.6 million at December 31, 2019 and 0.8 million at December 31, 2018. Proceeds received from stock options exercised under the Plans for the years ended December 31, 2019, 2018, and 2017 were $5 million, $2 million, and $1 million, respectively. Compensation expense related to stock options was immaterial for all periods presented.
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
Upon vesting of restricted stock awards, the participant is required to pay the related tax withholding obligation. Participants can generally elect to have the Company reduce the number of common stock shares delivered to pay the employee tax withholding obligation. The value of the shares withheld is dependent on the closing market price of the Company’s common stock on the trading date prior to the relevant transaction occurring. During the years ended December 31, 2019, 2018, and 2017, the Company withheld 162,000, 141,000, and 157,000 shares, respectively, to offset tax withholding obligations with respect to the vesting of the restricted stock and performance restricted stock unit awards.

Holders of restricted stock awards, including restricted stock units and performance stock units, are generally entitled to receive dividends equal to the amount that would be paid on an equivalent number of shares of common stock.
The following table summarizes restricted stock award activity, including performance stock units, for the year ended December 31, 2019 (units in thousands):

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2019	1,698	$27.13
Granted	652	32.33
Vested	(468)	27.52
Forfeited	(182)	31.37
Unvested at December 31, 2019	1,700	28.56

At December 31, 2019, the weighted average remaining vesting period of restricted stock and performance based units was two years. The total fair value (at vesting) of restricted stock and performance based units which vested for the years ended December 31, 2019, 2018, and 2017 was $14 million, $10 million, and $15 million, respectively.

NOTE 15.	Segment Disclosures

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
During the years ended December 31, 2019, 2018, and 2017, 41, 22, and 25 senior housing triple-net facilities, respectively, were transferred to the Company’s SHOP segment as a result of terminating the triple-net leases and transitioning the assets to a RIDEA structure. When an asset is transferred from one segment to another, the results associated with that asset are included in the original segment until the date of transfer. Results generated after the transfer date are included in the new segment.
The Company evaluates performance based on: property NOI and Adjusted NOI. NOI is defined as real estate revenues (inclusive of rental and related revenues, resident fees and services, and income from direct financing leases), less property level operating expenses (which exclude transition costs); NOI excludes all other financial statement amounts included in net income (loss). Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles, termination fees, actuarial reserves for insurance claims that have been incurred but not reported, and the impact of deferred community fee income and expense.
NOI and Adjusted NOI exclude the Company's share of income (loss) from unconsolidated joint ventures, which is recognized as equity income (loss) from unconsolidated joint ventures in the consolidated statements of operations.
Non-segment assets consist of assets in the Company's other non-reportable segments and corporate non-segment assets. Corporate non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, accounts receivable, net, marketable equity securities, and real estate assets and liabilities held for sale. See Note 19 for other information regarding concentrations of credit risk.

The following tables summarize information for the reportable segments (in thousands):
For the year ended December 31, 2019:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Real estate revenues(1)	$199,441	$725,171	$440,784	$571,530	$50,613	$—	$1,987,539
Operating expenses	(4,565)	(565,713)	(107,472)	(201,538)	(82)	—	(879,370)
NOI	194,876	159,458	333,312	369,992	50,531	—	1,108,169
Adjustments to NOI(2)	2,725	2,872	(22,120)	(5,877)	1,342	—	(21,058)
Adjusted NOI	197,601	162,330	311,192	364,115	51,873	—	1,087,111
Addback adjustments	(2,725)	(2,872)	22,120	5,877	(1,342)	—	21,058
Interest income	—	—	—	—	9,844	—	9,844
Interest expense	(1,003)	(7,519)	(277)	(434)	—	(216,386)	(225,619)
Depreciation and amortization	(55,361)	(214,590)	(168,339)	(214,669)	(7,030)	—	(659,989)
General and administrative	—	—	—	—	—	(92,966)	(92,966)
Transaction costs	—	—	—	—	—	(8,743)	(8,743)
Recoveries (impairments), net	(43,859)	(164,369)	—	(17,332)	(377)	—	(225,937)
Gain (loss) on sales of real estate, net	3,557	19,384	3,651	3,139	(6,831)	—	22,900
Loss on debt extinguishment	—	—	—	—	—	(58,364)	(58,364)
Other income (expense), net	—	160,886	—	—	8,137	13,106	182,129
Income tax benefit (expense)	—	—	—	—	—	17,262	17,262
Equity income (loss) from unconsolidated joint ventures	—	—	—	—	(8,625)	—	(8,625)
Net income (loss)	$98,210	$(46,750)	$168,347	$140,696	$45,649	$(346,091)	$60,061
_______________________________________

(1)	Represents rental and related revenues, resident fees and services, and income from DFLs.

(2)
Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, deferral of community fees, net, and termination fees.

For the year ended December 31, 2018:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Real estate revenues(1)	$276,091	$547,976	$395,064	$547,375	$69,777	$—	$1,836,283
Operating expenses	(3,618)	(414,312)	(91,742)	(195,100)	(266)	—	(705,038)
NOI	272,473	133,664	303,322	352,275	69,511	—	1,131,245
Adjustments to NOI(2)	2,127	2,875	(9,589)	(6,690)	(627)	—	(11,904)
Adjusted NOI	274,600	136,539	293,733	345,585	68,884	—	1,119,341
Addback adjustments	(2,127)	(2,875)	9,589	6,690	627	—	11,904
Interest income	—	—	—	—	10,406	—	10,406
Interest expense	(2,404)	(2,725)	(316)	(474)	(1,469)	(258,955)	(266,343)
Depreciation and amortization	(79,605)	(104,405)	(140,480)	(200,430)	(24,579)	—	(549,499)
General and administrative	—	—	—	—	—	(96,702)	(96,702)
Transaction costs	—	—	—	—	—	(10,772)	(10,772)
Recoveries (impairments), net	—	(44,343)	(7,639)	—	(3,278)	—	(55,260)
Gain (loss) on sales of real estate, net	641	93,977	806,184	4,428	20,755	—	925,985
Loss on debt extinguishment	—	—	—	—	—	(44,162)	(44,162)
Other income (expense), net	—	—	—	—	9,605	3,711	13,316
Income tax benefit (expense)	—	—	—	—	—	17,854	17,854
Equity income (loss) from unconsolidated joint ventures	—	—	—	—	(2,594)	—	(2,594)
Net income (loss)	$191,105	$76,168	$961,071	$155,799	$78,357	$(389,026)	$1,073,474
_______________________________________

(1)	Represents rental and related revenues, resident fees and services, and income from DFLs.

(2)
Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, deferral of community fees, net, and termination fees.

For the year ended December 31, 2017:

	Senior Housing Triple-Net	SHOP	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Real estate revenues(1)	$313,547	$525,473	$358,816	$512,385	$81,920	$—	$1,792,141
Operating expenses	(3,819)	(396,491)	(78,001)	(187,688)	(252)	—	(666,251)
NOI	309,728	128,982	280,815	324,697	81,668	—	1,125,890
Adjustments to NOI(2)	17,098	33,227	(4,517)	(5,405)	(1,993)	—	38,410
Adjusted NOI	326,826	162,209	276,298	319,292	79,675	—	1,164,300
Addback adjustments	(17,098)	(33,227)	4,517	5,405	1,993	—	(38,410)
Interest income	—	—	—	—	56,237	—	56,237
Interest expense	(2,518)	(7,920)	(373)	(506)	(4,230)	(292,169)	(307,716)
Depreciation and amortization	(103,820)	(103,162)	(128,864)	(176,507)	(22,373)	—	(534,726)
General and administrative	—	—	—	—	—	(88,772)	(88,772)
Transaction costs	—	—	—	—	—	(7,963)	(7,963)
Recoveries (impairments), net	(22,590)	—	—	—	(143,794)	—	(166,384)
Gain (loss) on sales of real estate, net	280,349	17,485	45,916	9,095	3,796	—	356,641
Loss on debt extinguishment	—	—	—	—	—	(54,227)	(54,227)
Other income (expense), net	—	—	—	—	50,895	(19,475)	31,420
Income tax benefit (expense)	—	—	—	—	—	1,333	1,333
Equity income (loss) from unconsolidated joint ventures	—	—	—	—	10,901	—	10,901
Discontinued operations	—	—	—	—	—	—	—
Net income (loss)	$461,149	$35,385	$197,494	$156,779	$33,100	$(461,273)	$422,634
_______________________________________

(1)	Represents rental and related revenues, resident fees and services, and income from DFLs.

(2)
Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, deferral of community fees, net, and termination fees.

The following table summarizes the Company’s revenues by segment (in thousands):

	Year Ended
	December 31,
Segments	2019	2018	2017
Senior housing triple-net	$199,441	$276,091	$313,547
SHOP	725,171	547,976	525,473
Life science	440,784	395,064	358,816
Medical office	571,530	547,375	512,385
Other non-reportable segments	60,457	80,183	138,157
Total revenues	$1,997,383	$1,846,689	$1,848,378

The following table summarizes the Company’s total assets by segment (in thousands):

	December 31,
Segment	2019	2018
Senior housing triple-net	$1,012,443	$2,965,679
SHOP	2,969,871	2,173,795
Life science	5,688,659	4,303,471
Medical office	4,761,357	4,603,794
Reportable segment assets	14,432,330	14,046,739
Accumulated depreciation and amortization	(2,966,987)	(2,997,012)
Net reportable segment assets	11,465,343	11,049,727
Other non-reportable segment assets	1,233,752	847,921
Assets held for sale, net	504,394	108,086
Other non-segment assets	829,402	712,819
Total assets	$14,032,891	$12,718,553

See Notes 3 and 4 for significant transactions impacting the Company's segment assets during the periods presented.
The Company completed the required annual goodwill impairment test during the fourth quarter of 2019, 2018, and 2017, and no impairment was recognized.
At December 31, 2019 goodwill of $47 million was allocated to segment assets as follows: (i) senior housing triple-net—$14 million, (ii) SHOP—$16 million, (iii) medical office—$13 million, and (iv) other—$4 million. At December 31, 2018 goodwill of $47 million was allocated to segment assets as follows: (i) senior housing triple-net—$21 million, (ii) SHOP—$9 million, (iii) medical office—$11 million, and (iv) other—$6 million. During the year ended December 31, 2019, as a result of transferring 41 senior housing triple-net facilities to the Company’s SHOP segment and two facilities from its other non-reportable segments to its medical office segment, the Company reallocated $7 million of goodwill from the senior housing triple-net segment to the SHOP segment and $2 million of goodwill from other non-reportable segments to the MOB segment.
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
Distributions with respect to our common stock can be characterized for federal income tax purposes as ordinary dividends, capital gains, nondividend distributions or a combination thereof. The following table shows the characterization of our annual common stock distributions per share:

	Year Ended December 31,
	2019	2018	2017
Ordinary dividends(1)	$0.7633	$0.9578	$1.4800
Capital gains	0.2714	0.5222	—
Nondividend distributions	0.4453	—	—
	$1.4800	$1.4800	$1.4800
_______________________________________

(1)
For the year ended December 31, 2019 all $0.7633 of ordinary dividends qualified as business income for purposes of Code Section 199A. For the year ended December 31, 2018 the amount includes $0.9414 of qualified business income for purposes of Code Section 199A and $0.0164 of qualified dividend income for purposes of Code Section 1(h)(11).

The TRS entities subject to tax reported losses before income taxes from continuing operations of $100 million, $59 million, and $58 million for the years ended December 31, 2019, 2018, and 2017, respectively. The REIT’s losses from continuing operations before income taxes from the U.K. prior to deconsolidation in June 2018 were $11 million and $4 million for the years ended December 31, 2018 and 2017, respectively.

The total income tax expense (benefit) from continuing operations consists of the following components (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current
Federal	$261	$(568)	$949
State	729	4,003	1,504
Foreign	—	84	1,737
Total current	$990	$3,519	$4,190

Deferred
Federal	$(16,061)	$(11,905)	$2,730
State	(2,191)	(4,589)	(5,889)
Foreign	—	(4,879)	(2,364)
Total deferred	$(18,252)	$(21,373)	$(5,523)

Total income tax expense (benefit)	$(17,262)	$(17,854)	$(1,333)

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
The following table reconciles income tax expense (benefit) from continuing operations at statutory rates to actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2019	2018	2017
Tax benefit at U.S. federal statutory income tax rate on income or loss subject to tax	$(20,923)	$(17,857)	$(21,085)
State income tax expense, net of federal tax	(3,845)	(1,313)	(1,222)
Gross receipts and margin taxes	1,430	1,580	1,716
Foreign rate differential	—	301	632
Effect of permanent differences	20	(34)	6
Return to provision adjustments	157	(278)	1,597
Remeasurement of deferred tax assets and liabilities	—	—	17,080
Increase (decrease) in valuation allowance	4,583	(253)	(57)
Change in tax status of TRS	1,316	—	—
Total income tax expense (benefit)	$(17,262)	$(17,854)	$(1,333)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of the Company’s deferred tax assets and liabilities from continuing operations (in thousands):

	December 31,
	2019	2018	2017
Property, primarily differences in depreciation and amortization, the basis of land, and the treatment of interest and certain costs	$40,466	$31,034	$31,691
Net operating loss carryforward	33,771	20,559	10,720
Expense accruals and other	3,258	2,424	229
Valuation allowance	(4,878)	(295)	(548)
Net deferred tax assets	$72,617	$53,722	$42,092

Deferred tax assets and liabilities are included in other assets, net and accounts payable and accrued liabilities, respectively.
At December 31, 2019 the Company had a net operating loss (“NOL”) carryforward of $134 million related to the TRS entities. This amount can be used to offset future taxable income, if any. If unused, $22 million will begin to expire in 2035. The remainder, totaling $112 million, may be carried forward indefinitely.
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
The following table summarizes the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2019	2018	2017
Total unrecognized tax benefits at January 1	$—	$—	$—
Gross amount of increases for prior years' tax positions	469	—	—
Total unrecognized tax benefits at December 31	$469	$—	$—

The Company had unrecognized tax benefits of $0.5 million at December 31, 2019, that, if recognized, would reduce the annual effective tax rate. The Company accrued no interest or penalties related to the unrecognized tax benefits during 2019. The Company does not expect the unrecognized tax benefits to increase or decrease materially in 2020.
The Company files numerous U.S. federal, state and local income and franchise tax returns. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local tax examinations by taxing authorities for years prior to 2016.
For the years ended December 31, 2019, 2018, and 2017 the tax basis of the Company’s net assets was less than the reported amounts by $1.2 billion, $1.4 billion, and $1.7 billion, respectively.

NOTE 17.	Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2019	2018	2017
Supplemental cash flow information:
Interest paid, net of capitalized interest	$201,784	$275,690	$309,111
Income taxes paid (refunded)	1,426	4,480	10,045
Capitalized interest	30,459	21,056	16,937
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	126,006	88,826	67,425
Retained equity method investment from U.K. JV transaction	—	104,922	—
Derecognition of U.K. Bridge Loan receivable	—	147,474	—
Consolidation of net assets related to U.K. Bridge Loan	—	106,457	—
Vesting of restricted stock units and conversion of non-managing member units into common stock	5,614	537	2,908
Net noncash impact from the consolidation of previously unconsolidated joint ventures	17,850	68,293	—
Deconsolidation of noncontrolling interest in connection with RIDEA II transaction	—	—	58,061
Liabilities assumed with real estate acquisitions	172,565	8,457	5,425
Conversion of DFLs to real estate	350,540	—	—
Retained investment in connection with SWF SH JV	427,328	—	—
Seller financing provided on disposition of real estate asset	44,812	—	—

See discussions related to: (i) the Brookdale Transactions in Note 3, (ii) the U.K. JV transaction in Notes 4 and 8, (iii) the U.K. Bridge Loan in Notes 6 and 18, (iv) the conversion of DFLs to real estate in Note 6, and (v) the consolidation of previously unconsolidated joint ventures in Note 4.
The following table summarizes cash, cash equivalents, and restricted cash (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$144,232	$110,790
Restricted cash	40,425	29,056
Cash, cash equivalents and restricted cash	$184,657	$139,846

NOTE 18.	Variable Interest Entities

Unconsolidated Variable Interest Entities
At December 31, 2019, the Company had investments in: (i) two properties leased to VIE tenants, (ii) five unconsolidated VIE joint ventures, (iii) marketable debt securities of one VIE, and (iv) one loan to a VIE borrower. The Company determined it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (CCRC OpCo, the development investment, Waldwick JV, and the LLC investment discussed below), it has no formal involvement in these VIEs beyond its investments.
VIE Tenants. The Company leases two properties to a total of one tenant that have also been identified as VIEs (“VIE tenants”). These VIE tenants are “thinly capitalized” entities that rely on the operating cash flows generated from the senior housing facilities to pay operating expenses, including the rent obligations under their leases.
CCRC OpCo. The Company holds a 49% ownership interest in CCRC OpCo, a joint venture entity formed in August 2014 that operates senior housing properties in a RIDEA structure and has been identified as a VIE. The equity members of CCRC OpCo “lack power” because they share certain operating rights with Brookdale, as manager of the CCRCs. The assets of CCRC OpCo primarily consist of the CCRCs that it owns and leases, resident fees receivable, notes receivable, and cash and cash equivalents; its obligations primarily consist of operating lease obligations to CCRC PropCo, debt service payments, capital expenditures, accounts payable, and expense accruals. Assets generated by the CCRC operations (primarily rents from CCRC residents) of CCRC OpCo may only be used to settle its contractual obligations (primarily from debt service payments, capital expenditures, and rental costs and operating expenses incurred to manage such facilities). Refer to Note 3 for a discussion around the impact of the 2019 MTCA on the Company's VIE and consolidation conclusions related to the CCRC JV.
Waldwick Development JV. The Company holds an 85% ownership interest in a development joint venture (the "Waldwick JV"), which has been identified as a VIE as power is shared with a member that does not have a substantive equity investment at risk. The assets of the joint venture primarily consist of an in-progress senior housing facility development project that it owns and cash and cash equivalents; its obligations primarily consist of accounts payable and expense accruals associated with the cost of its development obligations. Any assets generated by the joint venture may only be used to settle its contractual obligations (primarily development expenses and debt service payments).
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
The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at December 31, 2019 was as follows (in thousands):

VIE Type	Asset/Liability Type	Maximum Loss Exposure and Carrying Amount(1)
VIE tenants - operating leases(2)	Lease intangibles, net and straight-line rent receivables	497
CCRC OpCo	Investments in unconsolidated joint ventures	164,271
Unconsolidated development joint ventures	Loans receivable, net and Investments in unconsolidated joint ventures	24,171
Loan - seller financing	Loans receivable, net	9,875
CMBS and LLC investment	Marketable debt and LLC investment	34,854
_______________________________________

(1)	The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).

(2)	The Company’s maximum loss exposure may be mitigated by re-leasing the underlying properties to new tenants upon an event of default.
As of December 31, 2019, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
See Notes 4, 5, 6, and 7 for additional descriptions of the nature, purpose, and operating activities of the Company’s unconsolidated VIEs and interests therein.

Consolidated Variable Interest Entities
The Company's consolidated total assets and total liabilities at December 31, 2019 and December 31, 2018 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company. Total assets and total liabilities include VIE assets and liabilities as follows (in thousands):

	December 31,
	2019	2018
Assets
Buildings and improvements	$3,236,105	$1,949,582
Development costs and construction in progress	67,285	39,584
Land	526,576	151,746
Accumulated depreciation and amortization	(568,574)	(398,143)
Net real estate	3,261,392	1,742,769
Investments in and advances to unconsolidated joint ventures	—	1,550
Accounts receivable, net	11,986	7,904
Cash and cash equivalents	47,027	23,772
Restricted cash	13,596	3,399
Intangible assets, net	206,840	111,333
Right-of-use asset, net	92,664	—
Other assets, net	52,124	43,149
Total assets	$3,685,629	$1,933,876
Liabilities
Mortgage debt	$218,767	$44,598
Other debt	42,405	—
Intangible liabilities, net	39,545	19,128
Lease liability	90,875	—
Accounts payable and accrued liabilities	80,427	66,736
Deferred revenue	96,985	24,215
Total liabilities	$569,004	$154,677

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

Life Science JVs.  The Company holds a 99% ownership interest in multiple joint venture entities that own and lease life science assets (the "Life Science JVs"). The Life Science JVs are VIEs as the members share in control of the entities, but substantially all of the activities are performed on behalf of the Company. The Company consolidates the Life Science JVs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the Life Science JVs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of debt service payments and capital expenditures for the properties. Assets generated by the Life Science JVs may only be used to settle their contractual obligations (primarily from capital expenditures).
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
Consolidated Lessees. The Company leases two senior housing properties to a lessee entity under a cash flow lease through which the Company receives monthly rent equal to the residual cash flows of the property. The lessee entity is classified as a VIEs as it is a "thinly capitalized" entity. The Company consolidates the lessee entity as it has the ability to control the activities that most significantly impact the economic performance of the lessee entity. The lessee entity's assets primarily consist of leasehold interests in a senior housing facility (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to the Company and operating expenses of the senior housing facility (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) may only be used to settle its contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facilities and debt costs).
DownREITs.  The Company holds a controlling ownership interest in and is the managing member of seven DownREITs. The Company classifies the DownREITs as VIEs due to the non-managing members lacking substantive participation rights in the management of the DownREITs or kick-out rights over the managing member. The Company consolidates the DownREITs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the DownREITs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of debt service payments and capital expenditures for the properties. Assets generated by the DownREITs (primarily from resident rents) may only be used to settle their contractual obligations (primarily from debt service and capital expenditures).
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

Exchange Accommodation Titleholder. During the year ended December 31, 2019, the Company acquired a life science facility (the "acquired property") using a reverse like-kind exchange structure pursuant to Section 1031 of the Code (a "reverse 1031 exchange"). As of December 31, 2019, the Company had not completed the reverse 1031 exchange and as such, the acquired property remained in the possession of an Exchange Accommodation Titleholder ("EAT"). The EAT is classified as a VIE as it is a “thinly capitalized” entity. The Company consolidates the EAT because it is the primary beneficiary as it has the ability to control the activities that most significantly impact the EAT's economic performance. The property held by the EAT is reflected as real estate with a carrying value of $323 million as of December 31, 2019. The assets of the EAT primarily consist of a leased property (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of capital expenditures for the property. Assets generated by the EAT may only be used to settle its contractual obligations (primarily from capital expenditures).
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
In June 2018, the Company completed the exercise of the above-mentioned call option and formally acquired full ownership of the special purpose entity. As such, the Company reconsidered whether the special purpose entity was a VIE and concluded that it was no longer “thinly capitalized” as the previously outstanding bridge loan converted to equity at risk and, therefore, was no longer a VIE. The real estate assets held by the special purpose entity were contributed to the U.K. JV formed by the Company in June 2018 (see Note 4). In December 2019, the Company sold its remaining interest in the U.K. JV (see Note 8).

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
The following table provides information regarding the Company’s concentrations with respect to certain states; the information provided is presented for the gross assets and revenues that are associated with certain real estate assets as percentages of total Company’s total assets and revenues:

	Percentage of Total Company Assets		Percentage of Total Company Revenues
	December 31,		Year Ended December 31,
State	2019	2018	2019	2018	2017
California	37	34	28	26	26
Texas	12	16	17	18	17

NOTE 20.	Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets are immaterial at December 31, 2019.
The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	December 31,
	2019(3)		2018(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$190,579	$190,579	$62,998	$62,998
Marketable debt securities(2)	19,756	19,756	19,202	19,202
Bank line of credit and commercial paper(2)	93,000	93,000	80,103	80,103
Term loan(2)	248,942	248,942	—	—
Senior unsecured notes(1)	5,647,993	6,076,150	5,258,550	5,302,485
Mortgage debt(2)	276,907	280,373	138,470	136,161
Other debt(2)	84,771	84,771	90,785	90,785
Interest-rate swap liabilities(2)	553	553	1,310	1,310
_______________________________________

(1)	Level 1: Fair value calculated based on quoted prices in active markets.

(2)
Level 2: Fair value based on (i) for marketable debt securities, quoted prices for similar or identical instruments in active or inactive markets, respectively, or (ii) for loans receivable, net, mortgage debt, and swaps, calculated utilizing standardized pricing models in which significant inputs or value drivers are observable in active markets. For bank line of credit, commercial paper, term loans and other debt, the carrying values are a reasonable estimate of fair value because the borrowings are primarily based on market interest rates and the Company’s credit rating.

(3)	During the years ended December 31, 2019 and 2018, there were no material transfers of financial assets or liabilities within the fair value hierarchy.

NOTE 21.	Derivative Financial Instruments

The following table summarizes the Company’s outstanding swap contracts as of December 31, 2019 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Notional	Pay Rate	Receive Rate	Fair Value(1)
Interest rate:
July 2005(2)	July 2020	Cash Flow	$42,000	3.820%	BMA Swap Index	$(553)
_____________________________

(1)	Derivative liabilities are recorded in accounts payable and accrued liabilities on the consolidated balance sheets.

(2)	Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.

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
Concurrent with the sale of its remaining interest in the U.K. JV (see Note 8), the Company paid-off the remainder of its GBP-denominated borrowings under the Revolving Facility and terminated its previously-designated net investment hedge.

NOTE 22.	Selected Quarterly Financial Data (Unaudited)

The following table summarizes selected quarterly information for the years ended December 31, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended 2019
	March 31	June 30	September 30	December 31
Total revenues	$436,154	$491,567	$537,971	$531,691
Income (loss) before income taxes and equity income from investments in unconsolidated joint ventures	62,395	(10,338)	(40,926)	40,293
Net income (loss)	64,990	(9,980)	(42,308)	47,359
Net income (loss) applicable to Healthpeak Properties, Inc.	61,470	(13,597)	(45,863)	43,520
Dividends paid per common share	0.37	0.37	0.37	0.37
Basic earnings per common share	0.13	(0.03)	(0.09)	0.09
Diluted earnings per common share	0.13	(0.03)	(0.09)	0.09

	Three Months Ended 2018
	March 31	June 30	September 30	December 31
Total revenues	$479,197	$469,551	$456,022	$441,919
Income (loss) before income taxes and equity income from investments in unconsolidated joint ventures	37,331	88,375	98,908	833,600
Net (loss) income	43,237	92,928	102,926	834,383
Net (loss) income applicable to Healthpeak Properties, Inc.	40,232	89,942	99,371	831,548
Dividends paid per common share	0.37	0.37	0.37	0.37
Basic earnings per common share	0.08	0.19	0.21	1.75
Diluted earnings per common share	0.08	0.19	0.21	1.73

Schedule II: Valuation and Qualifying Accounts

(Dollars in thousands)

Allowance Accounts(1)		Additions		Deductions
Year Ended December 31,	Balance at Beginning of Year	Amounts Charged Against Operations, net	Acquired Properties	Uncollectible Accounts Written-off	Dispositions	Balance at End of Year
2019(2)	$2,401	$1,549	$1,315	$—	$(700)	$4,565
2018	169,374	4,105	—	(1,887)	(143,795)	27,797
2017	29,518	144,135	—	(2,732)	(1,547)	169,374

_______________________________________

(1)	Includes allowance for doubtful accounts, straight-line rent reserves, and allowances for loan and direct financing lease losses (see Note 6 to the Consolidated Financial Statements).

(2)
In conjunction with adopting ASU 2016-02 (see Note 2 to the Consolidated Financial Statements) on January 1, 2019, the Company wrote-off certain previously reserved tenant receivables (accounts receivable and straight-line rent receivable) through a cumulative effect adjustment to equity. These amounts are included in the end of year balance for 2018, but removed from the beginning of the year balance for 2019.

Schedule III: Real Estate and Accumulated Depreciation

(Dollars in thousands)

			Encumbrances at December 31, 2019	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2019			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
Senior housing triple-net
1107	Huntsville	AL	$—	$307	$5,813	$393	$307	$5,846	$6,153	$(1,820)	2006
0786	Douglas	AZ	—	110	703	—	110	703	813	(405)	2005
0518	Tucson	AZ	—	2,350	24,037	—	2,350	24,037	26,387	(13,020)	2002
0851	Citrus Heights	CA	—	1,180	8,367	—	1,180	8,037	9,217	(3,638)	2006
0787	Dana Point	CA	—	1,960	15,946	—	1,960	15,466	17,426	(5,574)	2005
0791	Fremont	CA	—	2,360	11,672	—	2,360	11,192	13,552	(4,034)	2005
0788	Granada Hills	CA	—	2,200	18,257	—	2,200	17,637	19,837	(6,357)	2005
0226	Murrieta	CA	—	435	5,729	—	435	5,729	6,164	(3,421)	1997
1165	Northridge	CA	—	6,718	26,309	2,820	6,752	27,889	34,641	(10,049)	2006
0789	Pleasant Hill	CA	6,270	2,480	21,333	—	2,480	20,633	23,113	(7,437)	2005
0793	South San Francisco	CA	—	3,000	16,586	—	3,000	16,056	19,056	(5,782)	2005
0792	Ventura	CA	—	2,030	17,379	—	2,030	16,749	18,779	(6,037)	2005
0852	Boca Raton	FL	—	4,730	17,532	5,471	4,730	22,391	27,121	(9,179)	2006
2467	Ft Myers	FL	—	2,782	21,827	—	2,782	21,827	24,609	(3,223)	2016
1095	Gainesville	FL	—	1,221	12,226	175	1,221	12,176	13,397	(3,981)	2006
0490	Jacksonville	FL	—	3,250	25,936	6,170	3,250	32,106	35,356	(14,803)	2002
1096	Jacksonville	FL	—	1,587	15,616	176	1,587	15,474	17,061	(5,073)	2006
1017	Palm Harbor	FL	—	1,462	16,774	954	1,462	17,342	18,804	(5,726)	2006
1097	Tallahassee	FL	—	1,331	19,039	255	1,331	18,950	20,281	(6,202)	2006
1605	Vero Beach	FL	—	700	16,234	66	700	15,550	16,250	(3,984)	2010
1257	Vero Beach	FL	—	2,035	34,993	762	2,035	34,195	36,230	(11,154)	2006
1162	Orland Park	IL	—	2,623	23,154	1,732	2,623	24,111	26,734	(8,346)	2006
0546	Cape Elizabeth	ME	—	630	3,524	93	630	3,617	4,247	(1,519)	2003
0545	Saco	ME	—	80	2,363	155	80	2,518	2,598	(1,054)	2003
0853	St. Louis	MO	—	2,500	20,343	—	2,500	19,853	22,353	(8,989)	2006
0734	Hillsborough	NJ	—	1,042	10,042	796	1,042	10,372	11,414	(3,871)	2005
0796	Las Vegas	NV	—	1,960	5,816	—	1,960	5,426	7,386	(1,956)	2005
1252	Brooklyn	NY	—	8,117	23,627	1,413	8,117	23,773	31,890	(7,886)	2006
1256	Brooklyn	NY	—	5,215	39,052	1,593	5,215	39,535	44,750	(13,318)	2006
2089	Newberg	OR	—	1,889	16,855	874	1,889	17,729	19,618	(3,626)	2012
2050	Redmond	OR	—	1,229	21,921	844	1,229	22,765	23,994	(4,260)	2012
2084	Roseburg	OR	—	1,042	12,090	145	1,042	12,235	13,277	(2,693)	2012
2134	Scappoose	OR	—	353	1,258	17	353	1,275	1,628	(370)	2012
2153	Scappoose	OR	—	971	7,116	162	971	7,278	8,249	(1,858)	2012
2088	Tualatin	OR	—	—	6,326	396	—	6,722	6,722	(2,000)	2012
2063	Selinsgrove	PA	—	529	9,111	255	529	9,366	9,895	(2,320)	2012
0306	Georgetown	SC	—	239	3,008	—	239	3,008	3,247	(1,369)	1998
0305	Lancaster	SC	—	84	2,982	—	84	2,982	3,066	(1,274)	1998
0312	Rock Hill	SC	—	203	2,671	—	203	2,671	2,874	(1,195)	1998
1113	Rock Hill	SC	—	695	4,119	359	795	4,111	4,906	(1,567)	2006
0313	Sumter	SC	—	196	2,623	—	196	2,623	2,819	(1,194)	1998
2073	Kingsport	TN	—	1,113	8,625	335	1,113	8,960	10,073	(2,048)	2012
0843	Abilene	TX	—	300	2,830	—	300	2,710	3,010	(921)	2006
2107	Amarillo	TX	—	1,315	26,838	894	1,315	27,732	29,047	(5,518)	2012
0511	Austin	TX	—	2,960	41,645	—	2,960	41,644	44,604	(22,558)	2002
2075	Bedford	TX	—	1,204	26,845	1,704	1,204	28,549	29,753	(6,119)	2012
0844	Burleson	TX	—	1,050	5,242	—	1,050	4,902	5,952	(1,665)	2006
0848	Cedar Hill	TX	—	1,070	11,554	—	1,070	11,104	12,174	(3,771)	2006
1106	Houston	TX	—	1,008	15,333	183	1,020	14,955	15,975	(4,978)	2006
0845	North Richland Hills	TX	—	520	5,117	—	520	4,807	5,327	(1,632)	2006
0846	North Richland Hills	TX	—	870	9,259	—	870	8,819	9,689	(3,422)	2006
2162	Portland	TX	—	1,233	14,001	3,027	1,233	17,028	18,261	(4,486)	2012
2116	Sherman	TX	—	209	3,492	187	209	3,679	3,888	(935)	2012
0847	Waxahachie	TX	—	390	3,879	—	390	3,659	4,049	(1,242)	2006
0881	Chesapeake	VA	—	1,090	12,444	—	1,090	11,944	13,034	(3,907)	2006
0225	Woodbridge	VA	—	950	6,983	1,652	950	8,460	9,410	(4,317)	1997
0797	Kirkland	WA	—	1,000	13,403	—	1,000	13,043	14,043	(4,701)	2005
2096	Poulsbo	WA	—	1,801	18,068	231	1,801	18,299	20,100	(3,845)	2012
2102	Richland	WA	—	249	5,067	138	249	5,205	5,454	(1,088)	2012
0794	Shoreline	WA	—	1,590	10,671	—	1,590	10,261	11,851	(3,699)	2005
0795	Shoreline	WA	—	4,030	26,421	—	4,030	25,651	29,681	(9,186)	2005
2061	Vancouver	WA	—	513	4,556	263	513	4,819	5,332	(1,299)	2012
2062	Vancouver	WA	—	1,498	9,997	211	1,498	10,208	11,706	(2,099)	2012
			$6,270	$99,788	$852,579	$34,901	$99,934	$868,393	$968,327	$(295,000)

			Encumbrances at December 31, 2019	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2019			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
Senior housing operating portfolio
1974	Sun City	AZ	$—	$2,640	$33,223	$3,924	$2,640	$36,339	$38,979	$(11,961)	2011
2935	Alameda	CA	19,683	6,225	20,194	36	6,225	20,230	26,455	(484)	2019
2911	Beverly Hills	CA	—	9,872	32,590	10,714	9,872	40,380	50,252	(13,574)	1998
2933	Chino Hills	CA	—	3,720	41,183	269	3,720	40,222	43,942	(6,355)	1998
2953	Concord	CA	32,106	5,386	45,874	9	5,386	45,883	51,269	(707)	2019
2931	Concord	CA	25,000	6,010	39,615	321	6,010	38,636	44,646	(13,808)	1998
2932	Escondido	CA	14,340	5,090	24,253	204	5,090	23,557	28,647	(8,430)	1998
2937	Fair Oaks	CA	33,794	3,972	51,073	—	3,972	51,073	55,045	(1,261)	2019
1965	Fresno	CA	—	1,730	31,918	3,539	1,730	34,813	36,543	(11,114)	2011
2959	Huntington Beach	CA	—	12,365	36,509	13	12,365	36,522	48,887	(678)	2019
2593	Irvine	CA	—	8,220	14,104	7,176	8,220	20,740	28,960	(4,254)	2006
2934	Roseville	CA	—	3,844	33,527	59	3,844	33,315	37,159	(5,870)	2014
2952	San Jose	CA	28,761	10,658	34,661	74	10,658	34,735	45,393	(524)	2019
2951	Santa Clarita	CA	34,175	16,896	38,549	38	16,896	38,587	55,483	(642)	2019
2792	Santa Rosa	CA	—	3,582	21,113	2,916	3,627	22,689	26,316	(7,793)	2006
1966	Sun City	CA	—	2,650	22,709	7,718	2,650	29,570	32,220	(9,653)	2011
2958	Valencia	CA	26,049	12,699	49,986	—	12,699	49,986	62,685	(968)	2019
2936	Whittier	CA	—	3,355	24,639	42	3,355	24,681	28,036	(588)	2019
2603	Boca Raton	FL	—	2,415	17,923	2,256	2,415	19,154	21,569	(5,834)	2006
2602	Boynton Beach	FL	—	1,270	4,773	4,379	1,270	7,378	8,648	(2,152)	2003
3042	Bradenton	FL	—	1,720	30,814	72	1,720	30,886	32,606	(872)	2019
2520	Clearwater	FL	—	2,250	2,627	2,829	2,250	4,876	7,126	(1,712)	2015
2604	Coconut Creek	FL	—	2,461	16,006	3,343	2,461	17,915	20,376	(5,373)	2006
2601	Delray Beach	FL	—	850	6,637	3,378	850	9,102	9,952	(3,085)	2002
3043	Fort Myers	FL	—	1,806	37,410	117	1,806	37,527	39,333	(1,031)	2019
3044	Fort Myers	FL	—	3,177	55,719	65	3,177	55,784	58,961	(1,570)	2019
2517	Ft Lauderdale	FL	—	2,867	43,126	12,824	2,867	54,298	57,165	(7,562)	2015
2522	Lutz	FL	—	902	15,169	6,107	902	21,276	22,178	(2,379)	2015
3039	Melbourne	FL	—	2,212	54,579	99	2,212	54,678	56,890	(1,588)	2019
3040	Naples	FL	—	7,444	33,744	97	7,444	33,841	41,285	(1,020)	2019
2523	Orange City	FL	—	912	9,724	1,738	912	11,462	12,374	(2,174)	2015
3041	Palm Beach Gardens	FL	—	4,249	33,747	55	4,249	33,802	38,051	(951)	2019
1971	Sarasota	FL	—	3,050	29,516	9,739	3,050	38,313	41,363	(13,100)	2011
2526	Tamarac	FL	—	970	16,037	1,750	970	9,136	10,106	(2,663)	2015
2904	Tampa	FL	—	1,994	24,493	774	1,994	25,267	27,261	(666)	2019
3045	Tampa	FL	—	1,419	25,634	26	1,419	25,660	27,079	(746)	2019
2527	Vero Beach	FL	—	1,048	17,392	3,425	1,048	20,817	21,865	(2,914)	2015
2896	Atlanta	GA	—	3,957	5,378	149	3,957	5,527	9,484	(225)	2019
2914	Lilburn	GA	—	907	17,340	501	907	17,195	18,102	(5,720)	1998
3046	Suwanee	GA	—	3,708	35,882	110	3,708	35,992	39,700	(991)	2019
1961	Olympia Fields	IL	—	4,120	29,400	5,289	4,120	33,951	38,071	(11,286)	2011
2903	St. Charles	IL	—	1,000	22,747	308	1,000	23,055	24,055	(551)	2019
2906	Wheaton	IL	—	1,599	13,268	351	1,599	13,619	15,218	(385)	2019
2899	Prairie Village	KS	—	2,554	6,994	265	2,554	7,259	9,813	(314)	2019
2787	Plymouth	MA	—	2,434	9,027	1,604	2,438	9,831	12,269	(3,215)	2006
2746	Watertown	MA	—	8,828	29,317	420	8,828	29,737	38,565	(1,744)	2017
2894	Columbia	MD	—	1,947	29,201	385	1,947	29,586	31,533	(660)	2019
2583	Ellicott City	MD	18,492	3,607	31,720	1,879	3,607	33,597	37,204	(3,623)	2016
2921	Frederick	MD	—	609	9,158	1,424	609	10,005	10,614	(3,346)	1998
2584	Hanover	MD	8,610	4,513	25,625	1,523	4,513	27,148	31,661	(2,875)	2016
2585	Laurel	MD	5,585	3,895	13,331	1,527	3,895	14,858	18,753	(2,131)	2016
2902	North Bethesda	MD	—	3,798	21,430	352	3,798	21,782	25,580	(597)	2019
2920	Farmington Hills	MI	—	1,013	12,119	1,042	1,013	12,413	13,426	(4,241)	1998
2900	Plymouth Township	MI	—	1,494	16,060	656	1,494	16,716	18,210	(443)	2019
2908	Des Peres	MO	—	4,361	20,664	2,397	4,361	22,443	26,804	(7,175)	1998
2909	Richmond Heights	MO	—	1,744	24,232	1,192	1,744	24,740	26,484	(8,051)	1998
2776	Mooresville	NC	—	2,538	37,617	2,427	2,538	40,044	42,582	(7,991)	2012
2898	Greensboro	NC	—	1,272	29,249	447	1,272	29,696	30,968	(674)	2019
2926	Raleigh	NC	—	1,191	11,532	1,332	1,191	12,276	13,467	(4,002)	1998
2901	Omaha	NE	—	2,864	30,793	273	2,864	31,066	33,930	(783)	2019
2780	Cherry Hill	NJ	—	2,420	11,042	2,874	2,420	13,366	15,786	(5,107)	2010
2912	Cresskill	NJ	—	4,684	53,927	2,108	4,684	54,942	59,626	(17,854)	1998
2897	Florham Park	NJ	—	8,587	30,666	805	8,587	31,471	40,058	(739)	2019
2915	Madison	NJ	—	3,157	19,909	699	3,157	19,963	23,120	(6,494)	1998
2781	Manahawkin	NJ	—	921	9,927	1,544	921	11,005	11,926	(3,937)	2005
2907	Saddle River	NJ	—	1,784	15,625	1,180	1,784	16,055	17,839	(5,247)	1998
2779	Voorhees Township	NJ	—	900	7,629	1,126	900	8,416	9,316	(3,826)	1998
2905	West Orange	NJ	—	5,231	33,395	279	5,231	33,674	38,905	(787)	2019
2589	Albuquerque	NM	—	767	9,324	1,750	767	10,575	11,342	(4,663)	1996
2895	Dayton	OH	—	848	15,095	198	848	15,293	16,141	(397)	2019
2893	Westlake	OH	—	1,908	13,039	181	1,908	13,220	15,128	(369)	2019
3080	Haverford	PA	—	16,461	108,816	18,471	16,461	121,593	138,054	(41,223)	1998
2784	Arlington	TX	—	2,494	12,192	1,138	2,540	12,574	15,114	(4,002)	2006
2786	Friendswood	TX	—	400	7,354	984	400	8,017	8,417	(3,010)	2002
2529	Grand Prairie	TX	—	865	10,650	1,670	865	12,320	13,185	(2,326)	2015
2785	Houston	TX	—	835	7,195	992	835	8,187	9,022	(3,856)	1997
3047	Lewisville	TX	—	4,228	35,835	603	4,228	36,438	40,666	(1,032)	2019
2510	Temple	TX	—	2,354	52,859	2,053	2,354	53,709	56,063	(5,772)	2015
2400	Victoria	TX	—	1,032	7,743	2,017	1,032	8,434	9,466	(1,851)	2015
2605	Victoria	TX	—	175	4,290	4,812	175	7,647	7,822	(3,769)	1995
2917	Arlington	VA	—	7,278	37,407	4,103	7,278	40,180	47,458	(13,749)	1998

			Encumbrances at December 31, 2019	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2019			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
2919	Falls Church	VA	—	2,228	8,887	1,169	2,228	9,638	11,866	(3,356)	1998
3081	Fort Belvoir	VA	—	11,594	99,528	16,735	11,594	112,578	124,172	(38,681)	1998
2582	Fredericksburg	VA	—	2,370	19,725	492	2,370	20,216	22,586	(1,858)	2016
2581	Leesburg	VA	11,725	1,340	17,605	1,395	1,340	19,000	20,340	(1,998)	2016
2514	Richmond	VA	—	2,981	54,203	6,707	2,981	60,910	63,891	(6,940)	2015
2913	Edmonds	WA	—	1,418	16,502	819	1,418	16,780	18,198	(5,354)	1998
			$258,320	$315,143	$2,273,243	$192,882	$315,238	$2,411,867	$2,727,105	$(415,276)

			Encumbrances at December 31, 2019	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2019			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
Life science
1483	Brisbane	CA	$—	$8,498	$500	$12,714	$8,498	$13,214	$21,712	$—	2007
1484	Brisbane	CA	—	11,331	689	63,861	11,331	64,550	75,881	—	2007
1485	Brisbane	CA	—	11,331	600	9,106	11,331	9,706	21,037	—	2007
1486	Brisbane	CA	—	11,331	—	179,627	11,331	179,627	190,958	—	2007
1487	Brisbane	CA	—	8,498	—	11,621	8,498	11,621	20,119	—	2007
2874	Brisbane	CA	—	64,186	62,318	997	64,186	63,271	127,457	(1,599)	2019
2875	Brisbane	CA	—	58,410	56,623	130	58,410	56,743	115,153	(1,510)	2019
1401	Hayward	CA	—	900	7,100	2,065	900	8,311	9,211	(2,347)	2007
1402	Hayward	CA	—	1,500	6,400	3,682	1,719	9,644	11,363	(5,247)	2007
1403	Hayward	CA	—	1,900	7,100	7,292	1,900	13,259	15,159	(3,868)	2007
1404	Hayward	CA	—	2,200	17,200	1,776	2,200	18,976	21,176	(5,591)	2007
1405	Hayward	CA	—	1,000	3,200	7,497	1,000	10,697	11,697	(8,086)	2007
1549	Hayward	CA	—	1,006	4,259	3,919	1,055	6,063	7,118	(2,723)	2007
1550	Hayward	CA	—	677	2,761	5,837	710	3,057	3,767	(1,735)	2007
1551	Hayward	CA	—	661	1,995	4,632	693	2,408	3,101	(1,066)	2007
1552	Hayward	CA	—	1,187	7,139	1,889	1,222	7,885	9,107	(3,533)	2007
1553	Hayward	CA	—	1,189	9,465	7,361	1,225	16,229	17,454	(7,563)	2007
1554	Hayward	CA	—	1,246	5,179	3,332	1,283	7,562	8,845	(3,542)	2007
1555	Hayward	CA	—	1,521	13,546	6,956	1,566	20,398	21,964	(9,405)	2007
1556	Hayward	CA	—	1,212	5,120	4,660	1,249	6,791	8,040	(2,659)	2007
1424	La Jolla	CA	—	9,600	25,283	12,511	9,719	34,365	44,084	(10,347)	2007
1425	La Jolla	CA	—	6,200	19,883	1,661	6,276	21,420	27,696	(6,311)	2007
1426	La Jolla	CA	—	7,200	12,412	13,593	7,287	22,680	29,967	(7,827)	2007
1427	La Jolla	CA	—	8,700	16,983	7,128	8,767	22,255	31,022	(9,216)	2007
1949	La Jolla	CA	—	2,686	11,045	843	2,686	11,548	14,234	(3,539)	2011
2229	La Jolla	CA	—	8,753	32,528	9,320	8,777	41,451	50,228	(6,882)	2014
1470	Poway	CA	—	5,826	12,200	6,048	5,826	12,542	18,368	(3,830)	2007
1471	Poway	CA	—	5,978	14,200	4,253	5,978	14,200	20,178	(4,408)	2007
1472	Poway	CA	—	8,654	—	11,906	8,654	11,906	20,560	(2,098)	2007
1473	Poway	CA	—	11,024	2,405	26,607	11,024	29,012	40,036	(2,212)	2019
1474	Poway	CA	—	5,051	—	10,501	5,051	10,501	15,552	—	2019
1475	Poway	CA	—	5,655	—	10,192	5,655	10,192	15,847	—	2007
1478	Poway	CA	—	6,700	14,400	6,145	6,700	14,400	21,100	(4,470)	2007
1499	Redwood City	CA	—	3,400	5,500	2,307	3,407	6,907	10,314	(3,304)	2007
1500	Redwood City	CA	—	2,500	4,100	1,220	2,506	4,563	7,069	(1,806)	2007
1501	Redwood City	CA	—	3,600	4,600	1,678	3,607	5,842	9,449	(2,062)	2007
1502	Redwood City	CA	—	3,100	5,100	954	3,107	5,801	8,908	(2,376)	2007
1503	Redwood City	CA	—	4,800	17,300	4,169	4,818	19,817	24,635	(5,863)	2007
1504	Redwood City	CA	—	5,400	15,500	8,341	5,418	23,819	29,237	(6,148)	2007
1505	Redwood City	CA	—	3,000	3,500	826	3,006	4,115	7,121	(2,038)	2007
1506	Redwood City	CA	—	6,000	14,300	14,666	6,018	28,340	34,358	(8,162)	2007
1507	Redwood City	CA	—	1,900	12,800	13,722	1,912	26,510	28,422	(10,668)	2007
1508	Redwood City	CA	—	2,700	11,300	12,309	2,712	18,046	20,758	(4,331)	2007
1509	Redwood City	CA	—	2,700	10,900	10,476	2,712	20,841	23,553	(10,553)	2007
1510	Redwood City	CA	—	2,200	12,000	9,890	2,212	17,996	20,208	(4,281)	2007
1511	Redwood City	CA	—	2,600	9,300	6,120	2,612	14,808	17,420	(3,228)	2007
1512	Redwood City	CA	—	3,300	18,000	12,398	3,300	30,398	33,698	(11,493)	2007
1513	Redwood City	CA	—	3,300	17,900	15,279	3,326	33,153	36,479	(14,297)	2007
0678	San Diego	CA	—	2,603	11,051	3,166	2,603	14,217	16,820	(5,368)	2002
0679	San Diego	CA	—	5,269	23,566	27,021	5,669	46,887	52,556	(15,055)	2002
0837	San Diego	CA	—	4,630	2,028	9,100	4,630	5,193	9,823	(1,600)	2006
0838	San Diego	CA	—	2,040	903	5,189	2,040	4,138	6,178	(878)	2006
0839	San Diego	CA	—	3,940	3,184	6,003	4,047	4,917	8,964	(1,730)	2006
0840	San Diego	CA	—	5,690	4,579	789	5,830	4,802	10,632	(1,916)	2006
1418	San Diego	CA	—	11,700	31,243	9,087	11,700	33,968	45,668	(9,190)	2007
1419	San Diego	CA	—	2,324	—	2,977	2,324	2,977	5,301	—	2007
1420	San Diego	CA	—	4,200	—	4,432	4,200	4,432	8,632	—	2007
1421	San Diego	CA	—	7,000	33,779	1,209	7,000	34,988	41,988	(11,124)	2007
1422	San Diego	CA	—	7,179	3,687	4,900	7,336	8,391	15,727	(3,538)	2007
1423	San Diego	CA	—	8,400	33,144	9,191	8,400	42,335	50,735	(9,537)	2007
1514	San Diego	CA	—	5,200	—	—	5,200	—	5,200	—	2007
1558	San Diego	CA	—	7,740	22,654	3,829	7,888	25,104	32,992	(8,138)	2007
1947	San Diego	CA	—	2,581	10,534	4,231	2,581	14,765	17,346	(4,682)	2011
1948	San Diego	CA	—	5,879	25,305	3,385	5,879	26,392	32,271	(7,671)	2011
2197	San Diego	CA	—	7,621	3,913	8,541	7,626	11,158	18,784	(3,529)	2007
2476	San Diego	CA	—	7,661	9,918	7,418	7,661	17,336	24,997	(206)	2016
2477	San Diego	CA	—	9,207	14,613	6,558	9,207	21,171	30,378	(2,916)	2016
2478	San Diego	CA	—	6,000	—	1,857	6,000	1,857	7,857	—	2016
2617	San Diego	CA	—	2,734	5,195	13,847	2,734	19,042	21,776	—	2017
2618	San Diego	CA	—	4,100	12,395	10,929	4,100	23,324	27,424	(1,224)	2017
2622	San Diego(3)	CA	—	—	—	14,477	—	14,477	14,477	—	2004
2872	San Diego	CA	—	10,120	38,351	1,044	10,120	39,395	49,515	(1,673)	2018
2873	San Diego	CA	—	6,052	14,122	57	6,052	14,460	20,512	(908)	2018
3069	San Diego	CA	—	7,054	7,794	25	7,054	7,819	14,873	(208)	2019
1407	South San Francisco	CA	—	7,182	12,140	10,011	7,186	13,393	20,579	(4,572)	2007
1408	South San Francisco	CA	—	9,000	17,800	1,498	9,000	18,275	27,275	(5,696)	2007
1409	South San Francisco	CA	—	18,000	38,043	5,260	18,000	43,303	61,303	(13,699)	2007
1410	South San Francisco	CA	—	4,900	18,100	12,533	4,900	30,544	35,444	(6,604)	2007
1411	South San Francisco	CA	—	8,000	27,700	12,065	8,000	39,682	47,682	(8,087)	2007
1412	South San Francisco	CA	—	10,100	22,521	4,143	10,100	26,425	36,525	(7,898)	2007
1413	South San Francisco	CA	—	8,000	28,299	7,923	8,000	36,222	44,222	(10,092)	2007
1414	South San Francisco	CA	—	3,700	20,800	2,248	3,700	22,845	26,545	(7,797)	2007
1430	South San Francisco	CA	—	10,700	23,621	21,011	10,700	42,099	52,799	(6,791)	2007

			Encumbrances at December 31, 2019	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2019			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
1431	South San Francisco	CA	—	7,000	15,500	9,791	7,000	25,291	32,291	(5,425)	2007
1435	South San Francisco	CA	—	13,800	42,500	37,058	13,800	79,558	93,358	(25,206)	2008
1436	South San Francisco	CA	—	14,500	45,300	36,935	14,500	82,235	96,735	(25,647)	2008
1437	South San Francisco	CA	—	9,400	24,800	50,146	9,400	73,376	82,776	(22,442)	2008
1439	South San Francisco	CA	—	11,900	68,848	115	11,900	68,963	80,863	(21,400)	2007
1440	South San Francisco	CA	—	10,000	57,954	400	10,000	58,354	68,354	(18,005)	2007
1441	South San Francisco	CA	—	9,300	43,549	8	9,300	43,557	52,857	(13,521)	2007
1442	South San Francisco	CA	—	11,000	47,289	91	11,000	47,380	58,380	(14,751)	2007
1443	South San Francisco	CA	—	13,200	60,932	2,642	13,200	63,574	76,774	(19,688)	2007
1444	South San Francisco	CA	—	10,500	33,776	923	10,500	34,699	45,199	(10,754)	2007
1445	South San Francisco	CA	—	10,600	34,083	9	10,600	34,092	44,692	(10,583)	2007
1458	South San Francisco	CA	—	10,900	20,900	8,808	10,909	24,072	34,981	(9,029)	2007
1459	South San Francisco	CA	—	3,600	100	1,246	3,600	1,346	4,946	(94)	2007
1460	South San Francisco	CA	—	2,300	100	291	2,300	391	2,691	(100)	2007
1461	South San Francisco	CA	—	3,900	200	504	3,900	704	4,604	(200)	2007
1462	South San Francisco	CA	—	7,117	600	5,773	7,117	4,588	11,705	(1,151)	2007
1463	South San Francisco	CA	—	10,381	2,300	20,861	10,381	20,813	31,194	(5,054)	2007
1464	South San Francisco	CA	—	7,403	700	11,638	7,403	7,987	15,390	(1,862)	2007
1468	South San Francisco	CA	—	10,100	24,013	15,810	10,100	36,067	46,167	(8,028)	2007
1480	South San Francisco	CA	—	32,210	3,110	18,900	32,210	22,010	54,220	—	2007
1559	South San Francisco	CA	—	5,666	5,773	12,970	5,695	18,645	24,340	(14,055)	2007
1560	South San Francisco	CA	—	1,204	1,293	2,888	1,210	4,060	5,270	(1,578)	2007
1983	South San Francisco	CA	—	8,648	—	96,070	8,648	96,070	104,718	(15,537)	2016
1984	South San Francisco	CA	—	7,845	—	84,770	7,844	84,771	92,615	(10,799)	2017
1985	South San Francisco	CA	—	6,708	—	121,730	6,708	121,730	128,438	(13,100)	2017
1986	South San Francisco	CA	—	6,708	—	107,108	6,708	107,108	113,816	(8,895)	2018
1987	South San Francisco	CA	—	8,544	—	99,902	8,544	99,902	108,446	(3,683)	2019
1988	South San Francisco	CA	—	10,120	—	119,864	10,120	119,864	129,984	(3,982)	2019
1989	South San Francisco	CA	—	9,169	—	80,263	9,169	80,263	89,432	—	2011
2553	South San Francisco	CA	—	2,897	8,691	2,821	2,897	11,512	14,409	(1,898)	2015
2554	South San Francisco	CA	—	995	2,754	2,174	995	4,928	5,923	(650)	2015
2555	South San Francisco	CA	—	2,202	10,776	770	2,202	11,546	13,748	(1,425)	2015
2556	South San Francisco	CA	—	2,962	15,108	1,005	2,962	16,113	19,075	(1,834)	2015
2557	South San Francisco	CA	—	2,453	13,063	3,616	2,453	16,679	19,132	(2,302)	2015
2558	South San Francisco	CA	—	1,163	5,925	58	1,163	5,983	7,146	(706)	2015
2614	South San Francisco	CA	—	5,079	8,584	1,731	5,083	9,662	14,745	(3,424)	2007
2615	South San Francisco	CA	—	7,984	13,495	3,243	7,988	14,809	22,797	(5,553)	2007
2616	South San Francisco	CA	—	8,355	14,121	1,876	8,358	14,565	22,923	(5,158)	2007
2624	South San Francisco	CA	—	25,502	42,910	6,169	25,502	48,949	74,451	(4,116)	2017
2870	South San Francisco	CA	—	23,297	41,797	18,374	23,297	60,171	83,468	(839)	2018
2871	South San Francisco	CA	—	20,293	41,262	20,625	20,293	61,887	82,180	(3,057)	2018
9999	Denton	TX	—	100	—	—	100	—	100	—	2016
2928	Cambridge	MA	—	44,215	24,120	—	44,215	24,120	68,335	(1,075)	2019
2929	Cambridge	MA	—	20,517	—	2,047	20,517	2,047	22,564	—	2019
3074	Cambridge	MA	—	78,762	252,136	—	78,762	252,136	330,898	(602)	2019
2630	Lexington	MA	—	16,411	49,681	484	16,411	50,165	66,576	(4,821)	2017
2631	Lexington	MA	—	7,759	142,081	15,100	7,759	155,463	163,222	(8,785)	2017
2632	Lexington	MA	—	—	21,390	53,439	—	74,829	74,829	—	2018
3070	Lexington	MA	—	14,013	17,092	—	14,013	17,092	31,105	(275)	2019
3071	Lexington	MA	—	14,930	16,677	—	14,930	16,677	31,607	(350)	2019
3072	Lexington	MA	—	35,469	43,903	—	35,469	43,903	79,372	(790)	2019
3073	Lexington	MA	—	37,050	44,647	—	37,050	44,647	81,697	(758)	2019
2011	Durham	NC	4,620	448	6,152	21,524	448	23,852	24,300	(5,997)	2011
2030	Durham	NC	—	1,920	5,661	34,749	1,920	40,410	42,330	(10,874)	2012
0464	Salt Lake City	UT	—	630	6,921	2,562	630	9,482	10,112	(4,019)	2001
0465	Salt Lake City	UT	—	125	6,368	68	125	6,436	6,561	(2,675)	2001
0466	Salt Lake City	UT	—	—	14,614	7	—	14,621	14,621	(5,527)	2001
0799	Salt Lake City	UT	—	—	14,600	90	—	14,690	14,690	(4,711)	2005
1593	Salt Lake City	UT	—	—	23,998	—	—	23,998	23,998	(6,848)	2010
			$4,620	$1,208,071	$2,497,762	$1,950,017	$1,210,155	$4,316,615	$5,526,770	$(748,189)

			Encumbrances at December 31, 2019	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2019			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
Medical office
0638	Anchorage	AK	$—	$1,456	$10,650	$12,384	$1,456	$22,981	$24,437	$(8,902)	2006
2572	Springdale	AR	—	—	27,714	—	—	27,714	27,714	(2,748)	2016
0520	Chandler	AZ	—	3,669	13,503	6,885	3,749	19,077	22,826	(6,360)	2002
2040	Mesa	AZ	—	—	17,314	1,662	—	18,775	18,775	(3,608)	2012
0468	Oro Valley	AZ	—	1,050	6,774	995	1,084	7,160	8,244	(3,335)	2001
0356	Phoenix	AZ	—	780	3,199	2,807	865	4,999	5,864	(2,609)	1999
0470	Phoenix	AZ	—	280	877	172	280	1,014	1,294	(427)	2001
1066	Scottsdale	AZ	—	5,115	14,064	4,434	4,839	16,988	21,827	(6,134)	2006
2021	Scottsdale	AZ	—	—	12,312	4,023	—	15,826	15,826	(5,317)	2012
2022	Scottsdale	AZ	—	—	9,179	1,890	—	10,919	10,919	(4,322)	2012
2023	Scottsdale	AZ	—	—	6,398	2,079	—	8,235	8,235	(2,841)	2012
2024	Scottsdale	AZ	—	—	9,522	925	32	10,349	10,381	(3,399)	2012
2025	Scottsdale	AZ	—	—	4,102	2,230	—	6,116	6,116	(2,384)	2012
2026	Scottsdale	AZ	—	—	3,655	2,179	—	5,648	5,648	(1,624)	2012
2027	Scottsdale	AZ	—	—	7,168	2,508	—	9,452	9,452	(3,156)	2012
2028	Scottsdale	AZ	—	—	6,659	4,024	—	10,683	10,683	(3,067)	2012
0453	Tucson	AZ	—	215	6,318	1,576	326	7,225	7,551	(4,032)	2000
0556	Tucson	AZ	—	215	3,940	1,678	267	5,138	5,405	(2,038)	2003
1041	Brentwood	CA	—	—	30,864	3,135	309	32,897	33,206	(11,460)	2006
1200	Encino	CA	—	6,151	10,438	6,340	6,757	14,584	21,341	(5,751)	2006
1038	Fresno	CA	—	3,652	29,113	21,935	3,652	51,048	54,700	(18,753)	2006
0436	Murrieta	CA	—	400	9,266	5,067	749	12,400	13,149	(6,729)	1999
0239	Poway	CA	—	2,700	10,839	4,929	2,965	13,121	16,086	(7,477)	1997
2654	Riverside	CA	—	2,758	9,908	444	2,758	10,315	13,073	(872)	2017
0318	Sacramento	CA	—	2,860	37,566	27,503	2,911	63,526	66,437	(15,815)	1998
2404	Sacramento	CA	—	1,268	5,109	996	1,299	6,045	7,344	(1,242)	2015
0234	San Diego	CA	—	2,848	5,879	1,450	3,009	4,981	7,990	(3,559)	1997
0235	San Diego	CA	—	2,863	8,913	2,913	3,068	7,475	10,543	(5,033)	1997
0236	San Diego	CA	—	4,619	19,370	4,023	4,711	15,996	20,707	(10,428)	1997
0421	San Diego	CA	—	2,910	19,984	16,395	2,964	35,006	37,970	(11,554)	1999
0564	San Jose	CA	—	1,935	1,728	2,922	1,935	3,242	5,177	(1,522)	2003
0565	San Jose	CA	—	1,460	7,672	1,010	1,460	8,201	9,661	(3,462)	2003
0659	Los Gatos	CA	—	1,718	3,124	685	1,758	3,453	5,211	(1,436)	2000
0439	Valencia	CA	—	2,300	6,967	4,243	2,404	9,027	11,431	(4,539)	1999
1211	Valencia	CA	—	1,344	7,507	881	1,383	8,002	9,385	(2,753)	2006
0440	West Hills	CA	—	2,100	11,595	4,725	2,259	12,145	14,404	(6,617)	1999
0728	Aurora	CO	—	—	8,764	3,384	—	9,362	9,362	(4,027)	2005
1196	Aurora	CO	—	210	12,362	7,378	210	18,794	19,004	(5,469)	2006
1197	Aurora	CO	—	200	8,414	5,818	285	13,512	13,797	(4,545)	2006
0882	Colorado Springs	CO	—	—	12,933	11,330	—	20,207	20,207	(6,923)	2006
1199	Denver	CO	—	493	7,897	1,865	622	8,721	9,343	(3,687)	2006
0808	Englewood	CO	—	—	8,616	9,521	11	16,263	16,274	(7,772)	2005
0809	Englewood	CO	—	—	8,449	5,219	—	11,502	11,502	(4,590)	2005
0810	Englewood	CO	—	—	8,040	13,629	—	19,028	19,028	(6,453)	2005
0811	Englewood	CO	—	—	8,472	10,255	—	16,948	16,948	(5,354)	2005
2658	Highlands Ranch	CO	—	1,637	10,063	—	1,637	10,063	11,700	(774)	2017
0812	Littleton	CO	—	—	4,562	2,583	257	5,710	5,967	(2,672)	2005
0813	Littleton	CO	—	—	4,926	2,511	106	6,277	6,383	(2,356)	2005
0570	Lone Tree(3)	CO	—	—	—	21,061	—	19,853	19,853	(7,586)	2003
0666	Lone Tree	CO	—	—	23,274	4,408	17	25,586	25,603	(9,071)	2000
2233	Lone Tree	CO	—	—	6,734	30,220	—	36,843	36,843	(6,438)	2014
1076	Parker	CO	—	—	13,388	1,212	8	14,282	14,290	(5,189)	2006
0510	Thornton	CO	—	236	10,206	4,400	463	12,862	13,325	(5,435)	2002
0434	Atlantis	FL	—	—	2,027	462	5	2,269	2,274	(1,242)	1999
0435	Atlantis	FL	—	—	2,000	1,190	—	2,578	2,578	(1,353)	1999
0602	Atlantis	FL	—	455	2,231	1,025	455	2,863	3,318	(1,215)	2000
2963	Brooksville(3)	FL	—	—	—	782	—	782	782	—	2019
0604	Englewood	FL	—	170	1,134	503	226	1,306	1,532	(577)	2000
2962	Jacksonville(3)	FL	—	—	—	347	—	347	347	—	2019
0609	Kissimmee	FL	—	788	174	1,225	788	1,256	2,044	(322)	2000
0610	Kissimmee	FL	—	481	347	790	494	778	1,272	(436)	2000
0671	Kissimmee	FL	—	—	7,574	2,674	—	8,357	8,357	(3,188)	2000
0603	Lake Worth	FL	—	1,507	2,894	1,807	1,507	4,541	6,048	(2,445)	2000
0612	Margate	FL	—	1,553	6,898	2,143	1,553	8,697	10,250	(3,395)	2000
0613	Miami	FL	—	4,392	11,841	5,688	4,392	14,920	19,312	(5,933)	2000
2202	Miami	FL	—	—	13,123	7,994	—	20,815	20,815	(4,796)	2014
2203	Miami	FL	—	—	8,877	3,915	—	12,698	12,698	(2,897)	2014
1067	Milton	FL	—	—	8,566	649	—	9,172	9,172	(2,999)	2006
2577	Naples	FL	—	—	29,186	1,367	—	30,553	30,553	(2,711)	2016
2578	Naples	FL	—	—	18,819	702	—	19,521	19,521	(1,483)	2016
2964	Okeechobee(3)	FL	—	—	—	89	—	89	89	—	2019
0563	Orlando	FL	—	2,144	5,136	15,562	12,268	8,412	20,680	(5,077)	2003
0833	Pace	FL	—	—	10,309	3,624	26	11,613	11,639	(3,709)	2006
0834	Pensacola	FL	—	—	11,166	669	—	11,835	11,835	(3,908)	2006
0673	Plantation	FL	—	1,091	7,176	2,059	1,091	8,675	9,766	(3,266)	2002
2579	Punta Gorda	FL	—	—	9,379	—	—	9,379	9,379	(839)	2016
2833	St. Petersburg	FL	—	—	13,754	14,642	—	25,323	25,323	(7,091)	2006
2836	Tampa	FL	—	1,967	6,618	8,216	2,722	10,872	13,594	(5,355)	2006
1058	Blue Ridge	GA	—	—	3,231	260	—	3,473	3,473	(1,150)	2006
2576	Statesboro	GA	—	—	10,234	194	—	10,428	10,428	(1,249)	2016
1065	Marion	IL	—	99	11,538	2,118	100	13,213	13,313	(4,267)	2006
1057	Newburgh	IN	—	—	14,019	5,280	—	19,291	19,291	(6,777)	2006
2039	Kansas City	KS	—	440	2,173	17	448	2,137	2,585	(460)	2012

			Encumbrances at December 31, 2019	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2019			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
2043	Overland Park	KS	—	—	7,668	1,386	—	9,054	9,054	(1,989)	2012
3062	Overland Park	KS	—	872	11,813	27	872	11,840	12,712	(403)	2019
0483	Wichita	KS	—	530	3,341	713	530	3,617	4,147	(1,433)	2001
1064	Lexington	KY	—	—	12,726	2,032	—	14,501	14,501	(5,294)	2006
0735	Louisville	KY	—	936	8,426	18,384	936	24,203	25,139	(10,700)	2005
0737	Louisville	KY	—	835	27,627	8,368	878	33,296	34,174	(12,872)	2005
0738	Louisville	KY	—	780	8,582	6,643	851	12,630	13,481	(8,657)	2005
0739	Louisville	KY	—	826	13,814	3,020	832	15,295	16,127	(5,549)	2005
2834	Louisville	KY	—	2,983	13,171	6,815	2,991	18,508	21,499	(8,608)	2005
1944	Louisville	KY	—	788	2,414	—	788	2,414	3,202	(869)	2010
1945	Louisville	KY	—	3,255	28,644	1,770	3,291	29,880	33,171	(9,019)	2010
1946	Louisville	KY	—	430	6,125	197	430	6,322	6,752	(1,906)	2010
2237	Louisville	KY	—	1,519	15,386	3,943	1,648	19,194	20,842	(4,220)	2014
2238	Louisville	KY	—	1,334	12,172	2,293	1,511	14,208	15,719	(3,381)	2014
2239	Louisville	KY	—	1,644	10,832	5,804	2,041	16,191	18,232	(4,029)	2014
1324	Haverhill	MA	—	800	8,537	2,335	869	9,092	9,961	(3,027)	2007
1213	Ellicott City	MD	—	1,115	3,206	3,154	1,222	4,955	6,177	(2,256)	2006
1052	Towson	MD	—	—	14,233	4,619	—	13,549	13,549	(4,159)	2006
2650	Biddeford	ME	—	1,949	12,244	—	1,949	12,244	14,193	(916)	2017
0240	Minneapolis	MN	—	117	13,213	5,342	117	17,273	17,390	(9,168)	1997
0300	Minneapolis	MN	—	160	10,131	5,006	160	13,891	14,051	(8,084)	1997
2032	Independence	MO	—	—	48,025	2,743	—	49,741	49,741	(8,353)	2012
2863	Lee's Summit(3)	MO	—	—	—	7,557	—	7,557	7,557	—	2019
1078	Flowood	MS	—	—	8,413	1,239	—	8,984	8,984	(2,840)	2006
1059	Jackson	MS	—	—	8,868	231	—	9,091	9,091	(2,998)	2006
1060	Jackson	MS	—	—	7,187	2,270	—	8,379	8,379	(2,725)	2006
1068	Omaha	NE	—	—	16,243	1,589	17	17,457	17,474	(6,176)	2006
2651	Charlotte	NC	—	2,001	11,217	87	2,001	11,267	13,268	(776)	2017
2655	Wilmington	NC	—	1,341	17,376	—	1,341	17,376	18,717	(1,408)	2017
2656	Wilmington	NC	—	2,071	11,592	—	2,071	11,592	13,663	(858)	2017
2657	Shallotte	NC	—	918	3,609	—	918	3,609	4,527	(369)	2017
2647	Concord	NH	—	1,961	23,516	109	1,961	23,419	25,380	(1,633)	2017
2648	Concord	NH	—	815	8,902	421	815	9,323	10,138	(800)	2017
2649	Epsom	NH	—	919	5,868	38	919	5,906	6,825	(643)	2017
0729	Albuquerque	NM	—	—	5,380	755	—	5,596	5,596	(1,918)	2005
0571	Las Vegas(3)	NV	—	—	—	20,710	—	18,592	18,592	(6,847)	2003
0660	Las Vegas	NV	—	1,121	4,363	7,746	1,328	8,579	9,907	(3,149)	2000
0661	Las Vegas	NV	—	2,305	4,829	6,211	2,447	4,828	7,275	(4,966)	2000
0662	Las Vegas	NV	—	3,480	12,305	6,506	3,480	15,535	19,015	(6,322)	2000
0663	Las Vegas	NV	—	1,717	3,597	12,143	1,724	13,892	15,616	(4,025)	2000
0664	Las Vegas	NV	—	1,172	—	633	1,805	—	1,805	(179)	2000
0691	Las Vegas	NV	—	3,244	18,339	8,391	3,338	25,148	28,486	(11,806)	2004
2037	Mesquite	NV	—	—	5,559	782	34	6,197	6,231	(1,166)	2012
0400	Harrison	OH	—	—	4,561	300	—	4,861	4,861	(2,898)	1999
1054	Durant	OK	—	619	9,256	2,361	659	11,520	12,179	(3,774)	2006
0817	Owasso	OK	—	—	6,582	1,599	—	5,657	5,657	(1,878)	2005
0404	Roseburg	OR	—	—	5,707	700	—	6,407	6,407	(3,931)	1999
2570	Limerick	PA	—	925	20,072	51	925	20,123	21,048	(2,343)	2016
2234	Philadelphia	PA	—	24,264	99,904	39,586	24,288	139,329	163,617	(17,840)	2014
2403	Philadelphia	PA	—	26,063	97,646	18,609	26,134	116,184	142,318	(21,338)	2015
2571	Wilkes-Barre	PA	—	—	9,138	—	—	9,138	9,138	(1,093)	2016
2573	Florence	SC	—	—	12,090	91	—	12,181	12,181	(1,157)	2016
2574	Florence	SC	—	—	12,190	88	—	12,278	12,278	(1,165)	2016
2575	Florence	SC	—	—	11,243	56	—	11,299	11,299	(1,315)	2016
2841	Greenville	SC	—	634	38,386	—	634	38,386	39,020	(2,553)	2018
2842	Greenville	SC	—	794	41,293	475	794	41,768	42,562	(2,782)	2018
2843	Greenville	SC	—	626	22,210	—	626	22,210	22,836	(1,547)	2018
2844	Greenville	SC	—	806	18,889	—	806	18,889	19,695	(1,376)	2018
2845	Greenville	SC	—	932	40,879	—	932	40,879	41,811	(2,518)	2018
2846	Greenville	SC	—	896	38,486	—	896	38,485	39,381	(2,404)	2018
2847	Greenville	SC	—	600	26,472	576	600	27,048	27,648	(2,174)	2018
2848	Greenville	SC	—	318	5,816	—	318	5,816	6,134	(396)	2018
2849	Greenville	SC	—	319	5,836	—	319	5,836	6,155	(440)	2018
2850	Greenville	SC	—	211	6,503	—	211	6,503	6,714	(497)	2018
2853	Greenville	SC	—	534	6,430	—	534	6,430	6,964	(791)	2018
2854	Greenville	SC	—	824	13,645	17	824	13,662	14,486	(1,211)	2018
2851	Travelers Rest	SC	—	498	1,015	—	498	1,015	1,513	(223)	2018
2862	Myrtle Beach(3)	SC	—	—	—	25,516	—	25,516	25,516	(177)	2018
2865	Brentwood(3)	TN	—	—	—	10,332	—	10,332	10,332	—	2019
0624	Hendersonville	TN	—	256	1,530	2,809	256	3,443	3,699	(1,266)	2000
0559	Hermitage	TN	—	830	5,036	13,180	851	16,080	16,931	(4,365)	2003
0561	Hermitage	TN	—	596	9,698	7,037	596	14,514	15,110	(6,681)	2003
0562	Hermitage	TN	—	317	6,528	3,981	317	8,574	8,891	(3,709)	2003
0154	Knoxville	TN	—	700	4,559	5,087	700	8,825	9,525	(5,032)	1994
0625	Nashville	TN	—	955	14,289	5,557	955	17,592	18,547	(6,517)	2000
0626	Nashville	TN	—	2,050	5,211	5,054	2,055	8,838	10,893	(3,897)	2000
0627	Nashville	TN	—	1,007	181	1,155	1,113	965	2,078	(357)	2000
0628	Nashville	TN	—	2,980	7,164	4,418	2,980	10,536	13,516	(4,563)	2000
0630	Nashville	TN	—	515	848	437	528	1,072	1,600	(433)	2000
0631	Nashville	TN	—	266	1,305	1,740	266	2,438	2,704	(1,087)	2000
0632	Nashville	TN	—	827	7,642	5,308	827	10,582	11,409	(4,095)	2000
0633	Nashville	TN	—	5,425	12,577	7,041	5,425	16,453	21,878	(7,441)	2000
0634	Nashville	TN	—	3,818	15,185	11,430	3,818	23,466	27,284	(10,394)	2000
0636	Nashville	TN	—	583	450	403	583	760	1,343	(288)	2000

			Encumbrances at December 31, 2019	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2019			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
2967	Nashville(3)	TN	—	—	—	85	—	85	85	—	2019
2611	Allen	TX	—	1,330	5,960	621	1,374	6,537	7,911	(709)	2016
2612	Allen	TX	—	1,310	4,165	629	1,310	4,794	6,104	(624)	2016
0573	Arlington	TX	—	769	12,355	4,793	769	15,519	16,288	(6,546)	2003
2621	Cedar Park	TX	—	1,617	11,640	73	1,617	11,713	13,330	(712)	2017
0576	Conroe	TX	—	324	4,842	3,945	324	7,284	7,608	(2,607)	2000
0577	Conroe	TX	—	397	7,966	2,647	397	9,923	10,320	(4,374)	2000
0578	Conroe	TX	—	388	7,975	4,477	388	10,421	10,809	(4,026)	2006
0579	Conroe	TX	—	188	3,618	1,358	188	4,778	4,966	(2,131)	2000
0581	Corpus Christi	TX	—	717	8,181	6,344	717	12,057	12,774	(5,252)	2000
0600	Corpus Christi	TX	—	328	3,210	4,540	328	5,873	6,201	(2,574)	2000
0601	Corpus Christi	TX	—	313	1,771	2,084	325	3,103	3,428	(1,384)	2000
2839	Cypress(3)	TX	—	—	—	35,839	11	35,828	35,839	(5,800)	2015
0582	Dallas	TX	—	1,664	6,785	5,468	1,747	10,094	11,841	(3,915)	2000
1314	Dallas	TX	—	15,230	162,970	44,309	24,102	194,387	218,489	(67,606)	2006
1319	Dallas	TX	—	18,840	155,659	4,196	18,840	159,855	178,695	(57,671)	2007
0583	Fort Worth	TX	—	898	4,866	4,009	898	7,972	8,870	(2,999)	2000
0805	Fort Worth	TX	—	—	2,481	1,595	2	3,562	3,564	(1,914)	2005
0806	Fort Worth	TX	—	—	6,070	1,274	5	7,037	7,042	(2,504)	2005
2231	Fort Worth	TX	—	902	—	44	946	—	946	(21)	2014
2619	Fort Worth	TX	—	1,180	13,432	19	1,180	13,451	14,631	(764)	2017
2620	Fort Worth	TX	—	1,961	14,155	138	1,961	14,293	16,254	(846)	2017
2982	Fort Worth	TX	—	2,720	6,225	50	2,720	6,275	8,995	—	2019
1061	Granbury	TX	—	—	6,863	1,125	—	7,848	7,848	(2,579)	2006
0430	Houston	TX	—	1,927	33,140	18,670	2,200	49,099	51,299	(22,994)	1999
0446	Houston	TX	—	2,200	19,585	21,987	2,945	32,853	35,798	(20,856)	1999
0589	Houston	TX	—	1,676	12,602	7,377	1,706	16,726	18,432	(6,815)	2000
0670	Houston	TX	—	257	2,884	1,626	318	3,660	3,978	(1,571)	2000
0702	Houston	TX	—	—	7,414	3,749	7	9,964	9,971	(3,592)	2004
1044	Houston	TX	—	—	4,838	3,599	—	6,555	6,555	(2,123)	2006
2542	Houston	TX	—	304	17,764	—	304	17,764	18,068	(2,455)	2015
2543	Houston	TX	—	116	6,555	—	116	6,555	6,671	(1,070)	2015
2544	Houston	TX	—	312	12,094	—	312	12,094	12,406	(1,990)	2015
2545	Houston	TX	—	316	13,931	—	316	13,931	14,247	(1,745)	2015
2546	Houston	TX	—	408	18,332	—	408	18,332	18,740	(3,606)	2015
2547	Houston	TX	—	470	18,197	—	470	18,197	18,667	(3,032)	2015
2548	Houston	TX	—	313	7,036	—	313	7,036	7,349	(1,501)	2015
2549	Houston	TX	—	530	22,711	—	530	22,711	23,241	(2,509)	2015
0590	Irving	TX	—	828	6,160	3,499	828	8,926	9,754	(3,981)	2000
0700	Irving	TX	—	—	8,550	4,120	8	11,612	11,620	(5,838)	2006
1207	Irving	TX	—	1,955	12,793	2,242	1,986	14,866	16,852	(5,596)	2006
2840	Kingwood	TX	—	3,035	28,373	1,378	3,422	29,364	32,786	(3,391)	2016
0591	Lewisville	TX	—	561	8,043	2,458	561	9,806	10,367	(4,096)	2000
0144	Longview	TX	—	102	7,998	850	102	8,405	8,507	(4,692)	1992
0143	Lufkin	TX	—	338	2,383	299	338	2,609	2,947	(1,354)	1992
0568	McKinney	TX	—	541	6,217	3,907	541	9,081	9,622	(3,558)	2003
0569	McKinney	TX	—	—	636	8,832	—	8,565	8,565	(3,258)	2003
1079	Nassau Bay	TX	—	—	8,942	1,787	—	10,113	10,113	(3,703)	2006
0596	N Richland Hills	TX	—	812	8,883	3,446	812	11,311	12,123	(4,595)	2000
2048	North Richland Hills	TX	—	1,385	10,213	2,197	1,400	12,111	13,511	(3,649)	2012
2835	Pearland	TX	—	—	4,014	4,800	—	7,363	7,363	(2,489)	2006
2838	Pearland(3)	TX	—	—	—	19,120	—	19,120	19,120	(2,549)	2014
0447	Plano	TX	—	1,700	7,810	6,696	1,792	13,450	15,242	(7,640)	1999
0597	Plano	TX	—	1,210	9,588	6,171	1,225	14,322	15,547	(5,627)	2000
0672	Plano	TX	—	1,389	12,768	3,490	1,389	14,633	16,022	(5,723)	2002
1284	Plano	TX	—	2,049	18,793	2,450	2,162	18,575	20,737	(9,838)	2006
1286	Plano	TX	—	3,300	—	—	3,300	—	3,300	—	2006
2653	Rockwall	TX	—	788	9,020	—	788	9,020	9,808	(630)	2017
0815	San Antonio	TX	—	—	9,193	3,212	87	11,294	11,381	(4,419)	2006
0816	San Antonio	TX	2,838	—	8,699	3,885	175	11,515	11,690	(4,668)	2006
1591	San Antonio	TX	—	—	7,309	730	43	7,958	8,001	(2,805)	2010
2837	San Antonio	TX	—	—	26,191	2,999	—	28,750	28,750	(8,781)	2011
2852	Shenandoah(3)	TX	—	—	—	28,562	—	28,562	28,562	(2,644)	2016
0598	Sugarland	TX	—	1,078	5,158	3,882	1,170	7,551	8,721	(2,956)	2000
0599	Texas City	TX	—	—	9,519	943	—	10,305	10,305	(3,519)	2000
0152	Victoria	TX	—	125	8,977	411	125	9,388	9,513	(5,378)	1994
2550	The Woodlands	TX	—	115	5,141	—	115	5,141	5,256	(726)	2015
2551	The Woodlands	TX	—	296	18,282	—	296	18,282	18,578	(2,223)	2015
2552	The Woodlands	TX	—	374	25,125	—	374	25,125	25,499	(2,723)	2015
1592	Bountiful	UT	—	999	7,426	1,115	1,019	8,467	9,486	(2,690)	2010
0169	Bountiful	UT	—	276	5,237	2,048	397	6,464	6,861	(3,246)	1995
0346	Castle Dale	UT	—	50	1,818	163	50	1,918	1,968	(1,099)	1998
0347	Centerville	UT	—	300	1,288	255	300	1,373	1,673	(801)	1999
2035	Draper	UT	4,760	—	10,803	607	—	11,278	11,278	(2,085)	2012
0469	Kaysville	UT	—	530	4,493	226	530	4,639	5,169	(1,961)	2001
0456	Layton	UT	—	371	7,073	1,498	389	8,185	8,574	(4,344)	2001
2042	Layton	UT	—	—	10,975	672	27	11,386	11,413	(1,943)	2012
2864	Ogden(3)	UT	—	—	—	6,833	—	6,833	6,833	—	2019
0357	Orem	UT	—	337	8,744	3,284	306	9,363	9,669	(5,022)	1999
0353	Salt Lake City	UT	—	190	779	235	273	870	1,143	(540)	1999
0354	Salt Lake City	UT	—	220	10,732	3,322	220	12,997	13,217	(7,194)	1999
0355	Salt Lake City	UT	—	180	14,792	2,950	180	16,872	17,052	(9,956)	1999
0467	Salt Lake City	UT	—	3,000	7,541	2,887	3,145	9,748	12,893	(4,476)	2001
0566	Salt Lake City	UT	—	509	4,044	3,820	509	7,153	7,662	(2,966)	2003

			Encumbrances at December 31, 2019	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2019			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
2041	Salt Lake City	UT	—	—	12,326	738	—	13,043	13,043	(2,437)	2012
2033	Sandy	UT	—	867	3,513	1,725	1,343	4,615	5,958	(1,710)	2012
0482	Stansbury	UT	—	450	3,201	1,210	529	3,939	4,468	(1,541)	2001
0351	Washington Terrace	UT	—	—	4,573	2,516	17	5,655	5,672	(3,480)	1999
0352	Washington Terrace	UT	—	—	2,692	1,726	15	3,682	3,697	(1,976)	1999
2034	West Jordan	UT	—	—	12,021	323	—	12,142	12,142	(2,108)	2012
2036	West Jordan	UT	99	—	1,383	1,621	—	2,875	2,875	(957)	2012
0495	West Valley City	UT	—	410	8,266	998	410	8,255	8,665	(4,127)	2002
1208	Fairfax	VA	—	8,396	16,710	14,020	8,840	29,002	37,842	(11,531)	2006
2230	Fredericksburg	VA	—	1,101	8,570	—	1,101	8,570	9,671	(1,326)	2014
0572	Reston	VA	—	—	11,902	967	—	11,905	11,905	(5,196)	2003
0448	Renton	WA	—	—	18,724	4,608	—	22,054	22,054	(12,582)	1999
0781	Seattle	WA	—	—	52,703	17,690	—	65,098	65,098	(27,756)	2004
0782	Seattle	WA	—	—	24,382	13,823	126	34,710	34,836	(16,929)	2004
0783	Seattle	WA	—	—	5,625	1,931	183	6,791	6,974	(6,113)	2004
0785	Seattle	WA	—	—	7,293	6,216	—	13,542	13,542	(8,627)	2004
1385	Seattle	WA	—	—	45,027	10,652	—	55,232	55,232	(19,610)	2007
2038	Evanston	WY	—	—	4,601	1,023	—	5,556	5,556	(1,027)	2012
			$7,697	$299,527	$3,174,966	$1,140,578	$329,365	$4,051,385	$4,380,750	$(1,220,050)

			Encumbrances at December 31, 2019	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2019			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
Other non-reportable segments
Other-Hospitals
0126	Sherwood	AR	$—	$709	$9,604	$—	$709	$9,599	$10,308	$(6,099)	1989
0113	Glendale	AZ	—	1,565	7,050	20	1,565	7,225	8,790	(4,621)	1988
0423	Irvine	CA	—	18,000	70,800	—	18,000	70,800	88,800	(40,800)	1999
0127	Colorado Springs	CO	—	690	8,338	—	690	8,415	9,105	(5,322)	1989
0887	Atlanta	GA	—	4,300	13,690	—	4,300	11,890	16,190	(7,629)	2007
0112	Overland Park	KS	—	2,316	10,681	24	2,316	10,797	13,113	(7,173)	1988
0886	Dallas	TX	—	1,820	8,508	26	1,820	7,454	9,274	(2,391)	2007
1384	Plano	TX	—	6,290	22,686	5,707	6,290	28,203	34,493	(17,051)	2007
2198	Webster	TX	—	2,220	9,602	450	2,220	9,732	11,952	(2,321)	2013
			$—	$37,910	$160,959	$6,227	$37,910	$164,115	$202,025	$(93,407)

Total			$276,907	$1,960,439	$8,959,509	$3,324,605	$1,992,602	$11,812,375	$13,804,977	$(2,771,922)
_______________________________________

(1)	At December 31, 2019, the tax basis of the Company’s net real estate assets is less than the reported amounts by $897 million (unaudited).

(2)	Buildings and improvements are depreciated over useful lives ranging up to 60 years.

(3)	Assets with no initial cost to the Company represent development projects in process or completed on land that the Company leases from a third party.
A summary of activity for real estate and accumulated depreciation follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Real estate:
Balances at beginning of year	$13,052,397	$13,473,573	$13,974,760
Acquisition of real estate and development and improvements	2,434,566	1,093,903	995,443
Sales and/or transfers to assets held for sale	(933,575)	(1,052,145)	(589,391)
Deconsolidation of real estate	(769,355)	(325,580)	(825,074)
Impairments	(219,613)	(49,729)	(37,274)
Other(1)	240,557	(87,625)	(44,891)
Balances at end of year	$13,804,977	$13,052,397	$13,473,573
Accumulated depreciation:
Balances at beginning of year	$2,842,947	$2,741,695	$2,648,930
Depreciation expense	488,111	461,664	436,085
Sales and/or transfers to assets held for sale	(308,955)	(239,231)	(115,195)
Deconsolidation of real estate	(152,036)	(43,525)	(152,572)
Other(1)	(98,145)	(77,656)	(75,553)
Balances at end of year	$2,771,922	$2,842,947	$2,741,695
_______________________________________

(1)	Represents real estate and accumulated depreciation related to fully depreciated assets, foreign exchange translation, or changes in lease classification.

Schedule IV: Mortgage Loans on Real Estate

(Dollars in thousands)

Location	Segment	Interest Rate	Maturity Date	Prior Liens	Monthly Debt Service	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount Subject to Delinquent Principal or Interest
Texas	Other	7.5%	04/01/2021	$—	$15	$2,250	$2,250	$—
Florida	Other	7.5%	04/01/2021	—	54	8,290	8,290	—
Illinois	Other	5.8%	03/01/2022	—	21	4,200	4,200	—
Washington	Other	6.5%	12/21/2022	—	564	102,412	102,412	—
Florida	Other	> of 2% or Libor, plus 4.25%	01/01/2026	—	241	44,812	44,812	—
				$—	$895	$161,964	$161,964	$—

	Year Ended December 31,
	2019	2018	2017
Reconciliation of mortgage loans
Balance at beginning of year	$42,037	$188,418	$196,359
Additions:
New mortgage loans	59,552	—	—
Construction draws	60,375	42,398	13,776
Total additions	119,927	42,398	13,776

Deductions:
Principal repayments and conversions to equity ownership(1)	—	(188,779)	(36,708)
Total deductions	—	(188,779)	(36,708)
Change in balance due to foreign currency translation	—	—	14,991
Balance at end of year	$161,964	$42,037	$188,418

(1)	Includes the conversion of loans into equity ownership in real estate.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2019, at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Healthpeak Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Healthpeak Properties, Inc. and subsidiaries (formerly HCP, Inc.) (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 12, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update 2017-05.

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
February 12, 2020

ITEM 9B.	Other Information
None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors and employees, including our Chief Executive Officer and all senior financial officers, including our principal financial officer, principal accounting officer and controller. We have also adopted a Vendor Code of Business Conduct and Ethics applicable to our vendors and business partners. Current copies of our Code of Business Conduct and Ethics and Vendor Code of Business Conduct and Ethics are posted on our website at www.healthpeak.com/corporate-responsibility/governance. In addition, waivers from, and amendments to, our Code of Business Conduct and Ethics that apply to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, will be timely posted in the Investor Relations section of our website at www.healthpeak.com.
We hereby incorporate by reference the information appearing under the captions “Proposal No. 1 Election of Directors,” “Our Executive Officers,” “Board of Directors and Corporate Governance” and in our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders to be held on April 23, 2020.

ITEM 11.	Executive Compensation
We hereby incorporate by reference the information under the caption “Executive Compensation” in our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders to be held on April 23, 2020.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We hereby incorporate by reference the information under the captions “Security Ownership of Principal Stockholders, Directors and Management” and “Equity Compensation Plan Information” in our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders to be held on April 23, 2020.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
We hereby incorporate by reference the information under the caption “Board of Directors and Corporate Governance” in our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders to be held on April 23, 2020.

ITEM 14.	Principal Accounting Fees and Services
We hereby incorporate by reference under the caption “Audit and Non-Audit Fees” in our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders to be held on April 23, 2020.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
(a) 1.  Financial Statement Schedules
The following Consolidated Financial Statements are included in Part II, Item 8-Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2019 and 2018
Consolidated Statements of Operations - for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income (Loss) - for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Equity - for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows - for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
(a) 2.  Financial Statement Schedules
The following Consolidated Financial Statements are included in Part II, Item 8-Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Schedule II: Valuation and Qualifying Accounts
Schedule III: Real Estate and Accumulated Depreciation
Schedule IV: Mortgage Loans on Real Estate

(a) 3.	Exhibits

Exhibit		Incorporated by reference herein
Number	Description	Form	Date Filed
3.1
Articles of Restatement of Healthpeak Properties, Inc. (formerly HCP, Inc.) dated June 1, 2012, as supplemented by the Articles Supplementary, dated July 31, 2017, and as amended by the Articles of Amendment, dated October 30, 2019.†

3.2	Sixth Amended and Restated Bylaws of Healthpeak, Properties, Inc., dated October 30, 2019.	Current Report on Form 8-K (File No. 001-08895)	October 30, 2019
4.1	Indenture, dated as of September 1, 1993, between Healthpeak and The Bank of New York, as Trustee.	Registration Statement on Form S‑3/A (Registration No. 333‑86654)	May 21, 2002
4.1.1	First Supplemental Indenture dated as of January 24, 2011, to the Indenture, dated as of September 1, 1993, by and between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Current Report on Form 8‑K (File No. 001‑08895)	January 24, 2011
4.2	Indenture, dated November 21, 2012, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑ 08895)	November 19, 2012
4.2.2	Second Supplemental Indenture, dated November 12, 2013, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	November 13, 2013

4.2.3	Third Supplemental Indenture dated February 21, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	February 24, 2014
4.2.4	Fourth Supplemental Indenture, dated August 14, 2014, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	August 14, 2014
4.2.5	Fifth Supplemental Indenture, dated January 21, 2015, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	January 21, 2015
4.2.6	Sixth Supplemental Indenture, dated May 20, 2015, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	May 20, 2015
4.2.8	Eighth Supplemental Indenture dated July 5, 2019, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	July 5, 2019
4.2.9	Ninth Supplemental Indenture dated November 19, 2019, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	November 21, 2019
4.3	Form of 6.750% Senior Notes due 2041.	Current Report on Form 8‑K (File No. 001‑08895)	January 24, 2011
4.4	Form of 3.15% Senior Notes due 2022.	Current Report on Form 8‑K (File No. 001‑08895)	July 23, 2012
4.6	Form of 4.250% Senior Notes due 2023.	Current Report on Form 8‑K (File No. 001‑08895)	November 13, 2013
4.7	Form of 4.20% Senior Notes due 2024.	Current Report on Form 8‑K (File No. 001‑08895)	February 24, 2014
4.8	Form of 3.875% Senior Notes due 2024.	Current Report on Form 8‑K (File No. 001‑08895)	August 14, 2014
4.9	Form of 3.400% Senior Notes due 2025.	Current Report on Form 8‑K (File No. 001‑08895)	January 21, 2015
4.10	Form of 4.000% Senior Notes due 2025.	Current Report on Form 8‑K (File No. 001‑08895)	May 20, 2015
4.12	Form of 3.250% Senior Notes due 2026.	Current Report on Form 8‑K (File No. 001‑08895)	July 5, 2019
4.13	Form of 3.500% Senior Notes due 2029.	Current Report on Form 8‑K (File No. 001‑08895)	July 5, 2019
4.14	Form of 3.000% Senior Notes due 2030.	Current Report on Form 8‑K (File No. 001‑08895)	November 21, 2019
4.15	Description of Healthpeak Capital Stock†
10.1	Second Amended and Restated Director Deferred Compensation Plan.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 3, 2009
10.2	Non-Employee Directors Stock-for-Fees Program.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.3	Executive Severance Plan.*	Quarterly Report on Form 10-Q (File No. 001-08895)	November 1, 2016
10.4	Executive Change in Control Severance Plan (as Amended and Restated as of May 6, 2016).*	Quarterly Report on Form 10-Q (File No. 001 08895)	November 1, 2016
10.5	2006 Performance Incentive Plan, as amended and restated.*	Annex 2 to HCP’s Proxy Statement (File No. 001‑08895)	March 10, 2009
10.5.1	Form of Employee 2006 Performance Incentive Plan Nonqualified Stock Option Agreement.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	May 1, 2012

10.6	Amended and Restated Healthpeak Properties, Inc. 2014 Performance Incentive Plan, as amended through October 24, 2019.†*
10.6.1	Form of 2014 Performance Incentive Plan Non-NEO Restricted Stock Unit Award Agreement (adopted 2014).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.6.2	Form of 2014 Performance Incentive Plan Non-NEO Option Agreement (adopted 2014).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.6.3	Form of 2014 Performance Incentive Plan CEO 3-Year LTIP RSU Agreement (adopted 2015).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.6.4	Form of 2014 Performance Incentive Plan CEO 1-Year LTIP RSU Agreement (adopted 2015).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.6.5	Form of 2014 Performance Incentive Plan CEO Retentive LTIP RSU Agreement (adopted 2015).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.6.6	Form of 2014 Performance Incentive Plan NEO 3-Year LTIP RSU Agreement (adopted 2015).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.6.7	Form of 2014 Performance Incentive Plan NEO 3-Year LTIP RSU Agreement (adopted 2018).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 3, 2018
10.6.8	Form of 2014 Performance Incentive Plan NEO 3-Year LTIP RSU Agreement (adopted 2019).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 2, 2019
10.6.9	Form of 2014 Performance Incentive Plan NEO 1-Year LTIP RSU Agreement (adopted 2015).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.6.10	Form of 2014 Performance Incentive Plan NEO Retentive LTIP RSU Agreement (adopted 2015).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.6.11	Form of 2014 Performance Incentive Plan NEO Retentive LTIP RSU Agreement (adopted 2018).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 3, 2018
10.6.12	Form of 2014 Performance Incentive Plan NEO Retentive LTIP RSU Agreement (adopted 2019).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 2, 2019
10.6.13	Form of 2014 Performance Incentive Plan Non-Employee Director RSU Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.7	Form of Directors and Officers Indemnification Agreement.*	Annual Report on Form 10‑K, as amended (File No. 001‑08895)	February 12, 2008
10.8	Amended and Restated Dividend Reinvestment and Stock Purchase Plan.	Registration Statement on Form S‑3 (Registration No. 333‑49746)	November 13, 2000
10.9	Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, dated as of January 20, 1999.	Annual Report on Form 10‑K (File No. 001‑ 08895)	March 29, 1999
10.9.1	Amendments No. 1-9 to Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, dated as of January 20, 1999.	Annual Report on Form 10-K (File No. 001-08895)	February 13, 2018
10.9.2	Tax Matters Amendment to Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, effective as of December 31, 2018.	Annual Report on Form 10-K (File No. 001-08895)	February 14, 2019
10.10	Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, dated as of August 17, 2001, as amended.	Current Report on Form 8‑K (File No. 001‑08895)	November 9, 2012
10.10.1	Tax Matters Amendment to Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, effective as of December 31, 2018.	Annual Report on Form 10-K (File No. 001-08895)	February 14, 2019
10.11	Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 2, 2003.	Quarterly Report on Form 10‑Q (File No. 001‑ 08895)	November 12, 2003
10.11.1	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of September 29, 2004.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 8, 2004

10.11.2	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 27, 2004.	Annual Report on Form 10‑K (File No. 001‑08895)	March 15, 2005
10.11.3
Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC and New Member Joinder Agreement, dated as of October 19, 2005, by and among Healthpeak, HCPI/Tennessee, LLC and A. Daniel Weyland.
		Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 1, 2005
10.11.4	Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, effective as of January 1, 2007.	Annual Report on Form 10‑K, as amended (File No. 001‑08895)	February 12, 2008
10.11.5	Tax Matters Amendment to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, effective as of December 31, 2018.	Annual Report on Form 10-K (File No. 001-08895)	February 14, 2019
10.12	Amended and Restated Limited Liability Company Agreement of HCP DR MCD, LLC, dated as of February 9, 2007.	Current Report on Form 8-K (File No. 001‑08895)	April 20, 2012
10.12.1	Tax Matters Amendment to Amended and Restated Limited Liability Company Agreement of HCP DR MCD, LLC, effective as of December 31, 2018.	Annual Report on Form 10-K (File No. 001-08895)	February 14, 2019
10.13	Amended and Restated Limited Liability Company Agreement of HCP DR California II, LLC, dated as of June 1, 2014.	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.13.1	Tax Matters Amendment to Amended and Restated Limited Liability Company Agreement of HCP DR California II, LLC, effective as of December 31, 2018.	Annual Report on Form 10-K (File No. 001-08895)	February 14, 2019
10.14	Amended and Restated Limited Liability Company Agreement of HCP DR California III, LLC, dated as of May 1, 2019.	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 1, 2019
10.15	Second Amended and Restated Limited Liability Company Agreement of SH DR California IV, LLC, dated as of July 18, 2019.	Quarterly Report on Form 10-Q (File No. 001‑08895)	October 31, 2019
10.16	Amended and Restated Credit Agreement, dated as of May 23, 2019, by and among Healthpeak, as borrower, the lenders referred to therein, and Bank of America, N.A., as administrative agent.	Current Report on Form 8‑K (File No. 001‑08895)	May 23, 2019
10.17	At-the-Market Equity Offering Sales Agreement, dated February 26, 2019, among Healthpeak and the sales agents, forward sellers and forward purchasers referred to therein.	Current Report on Form 8-K (File No. 001-08895)	February 26, 2019
21.1	Subsidiaries of the Company.†
23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.†
31.1	Certification by Thomas M. Herzog, Healthpeak’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a‑14(a).††
31.2	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a‑14(a).††
32.1	Certification by Thomas M. Herzog, Healthpeak’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a‑14(b) and 18 U.S.C. Section 1350.†
32.2	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a‑14(b) and 18 U.S.C. Section 1350.†

101.INS	XBRL Instance Document.†
101.SCH	XBRL Taxonomy Extension Schema Document.†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
_______________________________________

*	Management Contract or Compensatory Plan or Arrangement.

†	Filed herewith.

††	Furnished herewith.

ITEM 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 12, 2020

Healthpeak Properties, Inc. (Registrant)

/s/ THOMAS M. HERZOG
Thomas M. Herzog, Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS M. HERZOG	Chief Executive Officer	February 12, 2020
Thomas M. Herzog	(Principal Executive Officer), Director

/s/ PETER A. SCOTT	Executive Vice President and Chief Financial Officer	February 12, 2020
Peter A. Scott	(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON	Executive Vice President and Chief Accounting Officer	February 12, 2020
Shawn G. Johnston	(Principal Accounting Officer)

/s/ BRIAN G. CARTWRIGHT	Chairman of the Board	February 12, 2020
Brian G. Cartwright

/s/ CHRISTINE N. GARVEY	Director	February 12, 2020
Christine N. Garvey

/s/ R. KENT GRIFFIN, JR.	Director	February 12, 2020
R. Kent Griffin, Jr.

/s/ DAVID B. HENRY	Director	February 12, 2020
David B. Henry

/s/ LYDIA H. KENNARD	Director	February 12, 2020
Lydia H. Kennard

/s/ SARA GROOTWASSINK LEWIS	Director	February 12, 2020
Sara Grootwassink Lewis

/s/ KATHERINE M. SANDSTROM	Director	February 12, 2020
Katherine M. Sandstrom