Form 10-Q
period 2020-03-31
HEALTHPEAK PROPERTIES, INC.
filed 2020-05-06
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2020
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
(949) 407-0700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $1.00 par value	PEAK	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of May 4, 2020, there were 538,270,263 shares of the registrant’s $1.00 par value common stock outstanding.

HEALTHPEAK PROPERTIES, INC.

Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Real estate:
Buildings and improvements	$12,720,111	$11,120,039
Development costs and construction in progress	588,343	692,336
Land	2,114,024	1,992,602
Accumulated depreciation and amortization	(2,840,632)	(2,771,922)
Net real estate	12,581,846	11,033,055
Net investment in direct financing leases	44,706	84,604
Loans receivable, net of reserves of $9,314 and $0	220,652	190,579
Investments in and advances to unconsolidated joint ventures	479,900	825,515
Accounts receivable, net of allowance of $8,594 and $4,565	85,037	59,417
Cash and cash equivalents	783,542	144,232
Restricted cash	106,557	40,425
Intangible assets, net	550,348	331,693
Assets held for sale, net	271,861	504,394
Right-of-use asset, net	171,843	172,486
Other assets, net	776,387	646,491
Total assets	$16,072,679	$14,032,891
LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$—	$93,000
Term loan	249,002	248,942
Senior unsecured notes	5,650,053	5,647,993
Mortgage debt	490,049	276,907
Intangible liabilities, net	72,137	74,991
Liabilities of assets held for sale, net	31,724	36,369
Lease liability	156,808	156,611
Accounts payable, accrued liabilities, and other liabilities	856,031	540,924
Deferred revenue	753,432	289,680
Total liabilities	8,259,236	7,365,417
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 538,135,188 and 505,221,643 shares issued and outstanding	538,135	505,222
Additional paid-in capital	10,213,011	9,183,892
Cumulative dividends in excess of earnings	(3,512,143)	(3,601,199)
Accumulated other comprehensive income (loss)	(2,495)	(2,857)
Total stockholders' equity	7,236,508	6,085,058
Joint venture partners	373,495	378,061
Non-managing member unitholders	203,440	204,355
Total noncontrolling interests	576,935	582,416
Total equity	7,813,443	6,667,474
Total liabilities and equity	$16,072,679	$14,032,891
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental and related revenues	$314,688	$294,222
Resident fees and services	263,505	126,695
Income from direct financing leases	3,269	13,524
Interest income	3,688	1,713
Total revenues	585,150	436,154
Costs and expenses:
Interest expense	58,376	49,327
Depreciation and amortization	189,276	131,951
Operating	376,013	168,927
General and administrative	22,349	21,355
Transaction costs	14,848	4,518
Impairments and loan loss reserves (recoveries), net	39,123	8,858
Total costs and expenses	699,985	384,936
Other income (expense):
Gain (loss) on sales of real estate, net	164,869	8,044
Loss on debt extinguishments	833	—
Other income (expense), net	210,608	3,133
Total other income (expense), net	376,310	11,177
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	261,475	62,395
Income tax benefit (expense)	33,044	3,458
Equity income (loss) from unconsolidated joint ventures	(11,979)	(863)
Net income (loss)	282,540	64,990
Noncontrolling interests' share in earnings	(3,460)	(3,520)
Net income (loss) attributable to Healthpeak Properties, Inc.	279,080	61,470
Participating securities' share in earnings	(1,616)	(441)
Net income (loss) applicable to common shares	$277,464	$61,029
Earnings per common share:
Basic	$0.55	$0.13
Diluted	$0.54	$0.13
Weighted average shares outstanding:
Basic	506,476	477,766
Diluted	515,045	479,131
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$282,540	$64,990

Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	301	94
Change in Supplemental Executive Retirement Plan obligation and other	61	69
Foreign currency translation adjustment	—	662
Total other comprehensive income (loss)	362	825
Total comprehensive income (loss)	282,902	65,815
Total comprehensive income (loss) attributable to noncontrolling interests	(3,460)	(3,520)
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$279,442	$62,295
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)

For the three months ended March 31, 2020:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
December 31, 2019	505,222	$505,222	$9,183,892	$(3,601,199)	$(2,857)	$6,085,058	$582,416	$6,667,474
Impact of adoption of ASU No. 2016-13(1)	—	—	—	(1,524)	—	(1,524)	—	(1,524)
January 1, 2020	505,222	505,222	9,183,892	(3,602,723)	(2,857)	6,083,534	582,416	6,665,950
Net income (loss)	—	—	—	279,080	—	279,080	3,460	282,540
Other comprehensive income (loss)	—	—	—	—	362	362	—	362
Issuance of common stock, net	33,104	33,104	1,031,518	—	—	1,064,622	—	1,064,622
Conversion of DownREIT units to common stock	23	23	486	—	—	509	(509)	—
Repurchase of common stock	(268)	(268)	(9,469)	—	—	(9,737)	—	(9,737)
Exercise of stock options	54	54	1,752	—	—	1,806	—	1,806
Amortization of deferred compensation	—	—	4,832	—	—	4,832	—	4,832
Common dividends ($0.37 per share)	—	—	—	(188,500)	—	(188,500)	—	(188,500)
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,432)	(8,432)
March 31, 2020	538,135	$538,135	$10,213,011	$(3,512,143)	$(2,495)	$7,236,508	$576,935	$7,813,443

For the three months ended March 31, 2019:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
December 31, 2018	477,496	$477,496	$8,398,847	$(2,927,196)	$(4,708)	$5,944,439	$568,152	$6,512,591
Impact of adoption of ASU No. 2016-02(2)	—	—	—	590	—	590	—	590
January 1, 2019	477,496	477,496	8,398,847	(2,926,606)	(4,708)	5,945,029	568,152	6,513,181
Net income (loss)	—	—	—	61,470	—	61,470	3,520	64,990
Other comprehensive income (loss)	—	—	—	—	825	825	—	825
Issuance of common stock, net	342	342	1,190	—	—	1,532	—	1,532
Conversion of DownREIT units to common stock	184	184	3,890	—	—	4,074	(4,074)	—
Repurchase of common stock	(95)	(95)	(2,824)	—	—	(2,919)	—	(2,919)
Exercise of stock options	2	2	44	—	—	46	—	46
Amortization of deferred compensation	—	—	4,111	—	—	4,111	—	4,111
Common dividends ($0.37 per share)	—	—	—	(177,286)	—	(177,286)	—	(177,286)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,415)	(5,415)
March 31, 2019	477,929	$477,929	$8,405,258	$(3,042,422)	$(3,883)	$5,836,882	$562,183	$6,399,065
_______________________________________

(1)
On January 1, 2020, the Company adopted a series of Accounting Standards Updates (“ASUs”) related to accounting for credit losses and recognized the cumulative-effect of adoption to beginning retained earnings. Refer to Note 2 for a detailed impact of adoption.

(2)
On January 1, 2019, the Company adopted a series of ASUs related to accounting for leases and recognized the cumulative-effect of adoption to beginning retained earnings. Refer to Note 2 for a detailed impact of adoption.

See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$282,540	$64,990
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles	189,276	131,951
Amortization of deferred compensation	4,832	4,111
Amortization of deferred financing costs	2,582	2,699
Straight-line rents	(6,229)	(5,091)
Amortization of nonrefundable entrance fees and above/below market lease intangibles	(15,943)	—
Equity loss (income) from unconsolidated joint ventures	11,979	863
Distributions of earnings from unconsolidated joint ventures	9,513	5,232
Loss (gain) on sale of real estate under direct financing leases	(41,707)	—
Deferred income tax expense (benefit)	(24,911)	(3,800)
Impairments and loan loss reserves (recoveries), net	39,123	8,858
Loss on extinguishment of debt	(833)	—
Loss (gain) on sales of real estate, net	(164,869)	(8,044)
Loss (gain) upon change of control, net	(167,434)	—
Other non-cash items	502	560
Changes in:
Decrease (increase) in accounts receivable and other assets, net	(5,036)	(11,114)
Increase (decrease) in accounts payable, accrued liabilities and deferred revenue	(18,343)	(32,633)
Net cash provided by (used in) operating activities	95,042	158,582
Cash flows from investing activities:
Acquisitions of real estate	(20,018)	(106,298)
Development, redevelopment, and other major improvements of real estate	(209,418)	(136,654)
Leasing costs, tenant improvements, and recurring capital expenditures	(21,791)	(19,220)
Proceeds from sales of real estate, net	419,381	122,678
Acquisition of CCRC Portfolio	(396,352)	—
Contributions to unconsolidated joint ventures	(1,722)	(3,870)
Distributions in excess of earnings from unconsolidated joint ventures	2,639	5,497
Proceeds from sales/principal repayments on debt investments and direct financing leases	84,336	481
Investments in loans receivable, direct financing leases and other	(8,066)	(22,891)
Net cash provided by (used in) investing activities	(151,011)	(160,277)
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	2,025,600	320,000
Repayments under bank line of credit and commercial paper	(2,118,600)	(125,000)
Repayments and repurchase of debt, excluding bank line of credit and commercial paper	(5,338)	(2,437)
Issuance of common stock and exercise of options	1,066,428	1,578
Repurchase of common stock	(9,737)	(2,919)
Dividends paid on common stock	(188,500)	(177,286)
Distributions to and purchase of noncontrolling interests	(8,432)	(5,415)
Net cash provided by (used in) financing activities	761,421	8,521
Effect of foreign exchanges on cash, cash equivalents and restricted cash	(10)	(20)
Net increase (decrease) in cash, cash equivalents and restricted cash	705,442	6,806
Cash, cash equivalents and restricted cash, beginning of period	184,657	139,846
Cash, cash equivalents and restricted cash, end of period	$890,099	$146,652
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  Business

Overview
Healthpeak Properties, Inc., a Standard & Poor’s 500 company, is a Maryland corporation that is organized to qualify as a real estate investment trust (“REIT”) which, together with its consolidated entities (collectively, “Healthpeak” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). HealthpeakTM acquires, develops, leases, owns, and manages healthcare real estate. The Company’s diverse portfolio is comprised of investments in the following reportable healthcare segments: (i) senior housing triple-net; (ii) senior housing operating portfolio (“SHOP”); (iii) continuing care retirement community (“CCRC”); (iv) life science; and (v) medical office.
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
The consolidated financial statements include the accounts of Healthpeak Properties, Inc., its wholly-owned subsidiaries, joint ventures (“JVs”), and variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations, and cash flows have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).
Recent Accounting Pronouncements
Adopted
Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 (codified under Accounting Standards Codification (“ASC”) 842, Leases) amends the previous accounting for leases to: (i) require lessees to put most leases on their balance sheets (not required for short-term leases with lease terms of 12 months or less), but continue recognizing expenses on their income statements in a manner similar to requirements under prior accounting guidance, (ii) eliminate real estate specific lease provisions, and (iii) modify the classification criteria and accounting for sales-type leases for lessors. Additionally, ASU 2016-02 provides a practical expedient, which the Company elected, that allows an entity to not reassess the following upon adoption (must be elected as a group): (i) whether an expired or existing contract contains a lease arrangement, (ii) lease classification related to expired or existing lease arrangements, or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs.
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
As a result of adopting ASU 2016-13 on January 1, 2020 using the modified retrospective transition approach, the Company recognized a cumulative-effect adjustment to equity of $2 million as of January 1, 2020. Under ASU 2016-13, the Company began using a loss model that relies on future expected credit losses, rather than incurred losses, as was required under historical U.S. GAAP. Under the new model, the Company is required to recognize future credit losses expected to be incurred over the life of its financing receivables, including loans receivable, direct financing leases (“DFLs”), and certain accounts receivable, at inception of those instruments. The model emphasizes historical experience and future market expectations to determine a loss to be recognized at inception. However, the model continues to be applied on an individual basis and rely on counter-party specific information to ensure the most accurate estimate is recognized. The Company will reassess its reserves on financing receivables at each balance sheet date to determine if an adjustment to the previous reserve is necessary.
Not Yet Adopted
Accounting for Lease Concessions Related to COVID-19. In April 2020, the FASB staff issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the coronavirus pandemic (“COVID-19”). Under ASC 842, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). Under the lease modification framework, rent abatements would be recognized evenly over the remaining lease term, while abatements accounted for outside of the lease modification framework would be recognized as a reduction in revenue in during the abatement period (i.e., the Company would recognize revenue equal to cash received during the concession period). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. During the three months ended March 31, 2020, the Company did not provide any lease concessions as a result of COVID-19 and as such, has not yet had to make an election. The future impact of the Lease Modification Q&A is dependent upon the nature and extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of granting such concessions.
Segment Reporting
The Company’s reportable segments, based on how it evaluates its business and allocates resources, are as follows: (i) senior housing triple-net, (ii) SHOP, (iii) CCRC, (iv) life science, and (v) medical office. In January 2020, primarily as a result of: (i) consolidating 13 of 15 CCRCs previously held by a CCRC joint venture (see discussion of the Brookdale 2019 Master Transaction and Cooperation Agreement in Note 3) and (ii) deconsolidating 19 SHOP assets into a new joint venture in December 2019, the Company's chief operating decision makers (“CODMs”) began reviewing operating results of CCRCs on a stand-alone basis and financial information for each respective segment inclusive of the Company’s share of unconsolidated joint ventures and exclusive of noncontrolling interests’ share of consolidated joint ventures. Therefore, during the first quarter of 2020, the Company began reporting CCRCs as a separate segment and segment measures inclusive of the Company’s share of unconsolidated joint ventures and exclusive of noncontrolling interests’ share of consolidated joint ventures. Accordingly, all prior period segment information has been recast to conform to the current period presentation.

NOTE 3.  Master Transactions and Cooperation Agreement with Brookdale

2019 Master Transactions and Cooperation Agreement with Brookdale
In October 2019, the Company and Brookdale Senior Living Inc. (“Brookdale”) entered into a Master Transactions and Cooperation Agreement (the “2019 MTCA”), which includes a series of transactions related to its previously jointly owned 15-campus CCRC portfolio (the “CCRC JV”) and the portfolio of senior housing properties Brookdale triple-net leased from the Company, which, at the time, included 43 properties.
In connection with the 2019 MTCA, the Company and Brookdale, and certain of their respective subsidiaries, closed the following transactions related to the CCRC JV on January 31, 2020:

•	The Company, which owned a 49% interest in the CCRC JV, purchased Brookdale’s 51% interest in 13 of the 15 communities in the CCRC JV based on a valuation of $1.06 billion (the “CCRC Acquisition”);

•
The management agreements related to the CCRC Acquisition communities were terminated and management transitioned (under new management agreements) from Brookdale to Life Care Services LLC (“LCS”); and

•	The Company paid a $100 million management termination fee to Brookdale.
In addition, pursuant to the 2019 MTCA, the Company and Brookdale closed the following transactions related to properties Brookdale triple-net leased from the Company on January 31, 2020:

•	Brookdale acquired 18 of the properties from the Company (the “Brookdale Acquisition Assets”) for cash proceeds of $385 million;

•
The remaining 24 properties (excludes the one property to be transitioned to LCS, as discussed below) were restructured into a single master lease with 2.4% annual rent escalators and a maturity date of December 31, 2027 (the “2019 Amended Master Lease”);

•
A portion of annual rent (amount in excess of 6.5% of sales proceeds) related to 14 of the 18 Brookdale Acquisition Assets was reallocated to the remaining properties under the 2019 Amended Master Lease; and

•	Brookdale paid down $20 million of future rent under the 2019 Amended Master Lease.
Additionally, under the 2019 MTCA, the Company and Brookdale agreed to the following transactions which have not yet occurred:

•	The remaining two CCRCs will be jointly marketed for sale to third parties.

•	The Company will terminate the triple-net lease related to one property and transition it to a RIDEA structure with LCS as the manager;

•	The Company will provide up to $35 million of capital investment in the 2019 Amended Master Lease properties over a five-year term, which will increase rent by 7% of the amount spent, per annum.
As a result of the above transactions, on January 31, 2020, the Company began consolidating the 13 CCRCs in which it acquired Brookdale’s interest. Accordingly, the Company derecognized its investment in the CCRC JV of $323 million and recognized a gain upon change of control of $170 million, which is included in other income (expense), net. In connection with consolidating the 13 CCRCs during the first quarter of 2020, the Company recognized real estate and intangible assets of $1.8 billion, refundable entrance fee liabilities of $308 million, contractual liabilities associated with previously collected non-refundable entrance fees of $436 million, debt assumed of $215 million, other net assets of $48 million, and cash paid of $396 million.
Upon sale of the 18 triple-net assets to Brookdale, the Company recognized an aggregate gain on sales of real estate of $164 million.
Fair Value Measurement Techniques and Quantitative Information
At January 31, 2020, the Company performed a fair value assessment of each of the 2019 MTCA components that provided measurable economic benefit or detriment to the Company. Each fair value calculation was based on an income or market approach and relied on historical and forecasted net operating income, actuarial assumptions about the expected resident length of stay, and market data, including, but not limited to, discount rates ranging from 10% to 12%, annual rent escalators of ranging from 2% to 3%, and a real estate capitalization rates ranging from 7% to 9%. All assumptions were supported by independent market data and considered to be Level 3 measurements within the fair value hierarchy.

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

•
The Company received the right to sell, or transition to other operators, 32 of the 78 total assets under an Amended and Restated Master Lease and Security Agreement (the “2017 Amended Master Lease”) with Brookdale and 36 of the RIDEA Facilities (and terminate related management agreements with an affiliate of Brookdale without penalty), certain of which were sold during 2018 and 2019;

•	The Company provided an aggregate $5 million annual reduction in rent on three assets, effective January 1, 2018; and

•	Brookdale agreed to purchase two of the assets under the 2017 Amended Master Lease for $35 million and four of the RIDEA Facilities for $240 million, all of which were sold in 2018.
During 2018, the Company terminated the previous management agreements or leases with Brookdale on 37 assets contemplated under the 2017 MTCA and completed the transition of 20 SHOP assets and 17 senior housing triple-net assets to other managers.
NOTE 4.  Real Estate Transactions

2020 Real Estate Investments
The Post Acquisition
In January 2020, the Company entered into definitive agreements to acquire a life science campus in Waltham, Massachusetts for $320 million. The Company made a $20 million nonrefundable deposit upon completing due diligence in January 2020 and closed the acquisition in April 2020.
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

Vintage Park JV Interest Purchase
In June 2019, the Company acquired the outstanding equity interests of a senior housing joint venture structure (which owned one senior housing facility), in which the Company previously held an unconsolidated equity investment, for $24 million. Subsequent to acquisition, the Company owned 100% of the equity. Upon consolidating the facility at acquisition, the Company derecognized the existing investment in the joint venture structure, marked the real estate to fair value (using a relative fair value allocation), and recognized a gain upon change of control of $12 million, net of a tax impact of $1 million. The gain upon change in control is recognized within other income (expense), net and the tax impact is recognized within income tax benefit (expense).
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
Sovereign Wealth Fund Senior Housing Joint Venture
In December 2019, the Company formed a new joint venture (the “SWF SH JV”) with a sovereign wealth fund that owns 19 SHOP assets operated by Brookdale. The Company owns 53.5% of the SWF SH JV and contributed all 19 assets with a fair value of $790 million. The SWF SH JV partner owns the other 46.5% and purchased its interest for $367 million. Upon formation of the SWF SH JV, the Company recognized its retained equity method investment at fair value, deconsolidated the 19 SHOP assets, and recognized a gain upon change of control of $161 million, which is recorded in other income (expense), net.
Other Real Estate Acquisitions
During the year ended December 31, 2019, the Company acquired one medical office building (“MOB”) in Kansas for $15 million, one MOB in Texas for $9 million, and one life science building in the Sorrento Mesa submarket of San Diego, California for $16 million.
Development Activities
The Company’s commitments related to development and redevelopment projects decreased by $77 million, to $284 million at March 31, 2020, when compared to December 31, 2019, primarily as a result of completed development and redevelopment projects.
Held for Sale
At March 31, 2020, 9 senior housing triple-net facilities, 2 MOBs, and 25 SHOP facilities were classified as held for sale, with an aggregate carrying value of $272 million, primarily comprised of real estate assets of $269 million (net of accumulated depreciation of $160 million). Liabilities of assets held for sale was primarily comprised of mortgage debt of $28 million and other liabilities of $4 million at March 31, 2020.
At December 31, 2019, 27 senior housing triple-net facilities (inclusive of 18 facilities sold to Brookdale under the 2019 MTCA - see Note 3), 28 SHOP facilities, and 2 MOBs were classified as held for sale, with an aggregate carrying value of $504 million, primarily comprised of real estate assets of $476 million (net of accumulated depreciation of $243 million). Liabilities of assets held for sale were primarily comprised of mortgage debt of $32 million and other liabilities of $4 million at December 31, 2019.
2020 Dispositions of Real Estate
During the quarter ended March 31, 2020, the Company sold 7 SHOP assets for $36 million and 18 senior housing triple-net assets for $385 million (representative of the 18 facilities sold to Brookdale under the 2019 MTCA - see Note 3), resulting in total gain on sales of $165 million.
2019 Dispositions of Real Estate
During the quarter ended March 31, 2019, the Company sold nine SHOP assets for $68 million, two senior housing triple-net assets for $26 million, and one undeveloped life science land parcel for $35 million, resulting in total gain on sales of $8 million.
During the year ended December 31, 2019, the Company sold 18 SHOP assets for $181 million, 2 senior housing triple-net assets for $26 million, 10 MOBs for $23 million, 1 life science asset for $7 million, 1 undeveloped life science land parcel for $35 million, and 2 facilities from the other non-reportable segment for $20 million.

Impairments of Real Estate
During the three months ended March 31, 2020, the Company recognized an aggregate impairment charge of $31 million related to 15 SHOP assets, 2 senior housing triple-net assets, and 2 MOBs that are classified as held for sale and wrote down their aggregate carrying value of $200 million to their aggregate fair value, less estimated costs to sell, of $169 million.
The fair value of the impaired assets was based on forecasted sales prices, which are considered to be Level 3 measurements within the fair value hierarchy. Forecasted sales prices were determined using a direct capitalization model or a market approach (comparable sales model), which rely on certain assumptions by management, including: (i) market capitalization rates, (ii) comparable market transactions, (iii) estimated prices per unit or per square foot, (iv) negotiations with prospective buyers, and (v) forecasted cash flow streams (lease revenue rates, expense rates, growth rates, etc.). There are inherent uncertainties in making these assumptions. For the Company’s impairment calculations during the three months ended March 31, 2020, the Company estimated the fair value of each asset using either (i) market capitalization rates ranging from 7.16% to 9.92%, with a weighted average rate of 9.32% or (ii) prices per unit ranging from $38,000 to $95,000, with a weighted average price of $68,000.
During the three months ended March 31, 2019, the Company determined the carrying value of two MOBs that were candidates for potential future sale were no longer recoverable due to the Company’s shortened intended hold period under the held-for-use impairment model. Accordingly, the Company wrote-down the carrying amount of these two assets to their respective fair value, which resulted in an aggregate impairment charge of $9 million. The fair value of the assets are considered to be Level 2 measurements within the fair value hierarchy.
NOTE 5.  Leases

Lease Income
The following table summarizes the Company’s lease income (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Fixed income from operating leases	$253,859	$237,223
Variable income from operating leases	60,829	56,999
Interest income from direct financing leases	3,269	13,524

Direct Financing Leases
Net investment in DFLs consists of the following (dollars in thousands):

	March 31, 2020	December 31, 2019
Present value of minimum lease payments receivable	$16,255	$19,138
Present value of estimated residual value	44,706	84,604
Less deferred selling profits	(16,255)	(19,138)
Net investment in direct financing leases before allowance	44,706	84,604
Allowance for direct financing lease losses	—	—
Net investment in direct financing leases	$44,706	$84,604
Properties subject to direct financing leases	1	2

Direct Financing Lease Internal Ratings
The following table summarizes the Company’s internal ratings for DFLs at March 31, 2020 (dollars in thousands):

	Carrying Amount	Percentage of DFL Portfolio	Internal Ratings
Segment			Performing DFLs	Watch List DFLs	Workout DFLs
Other non-reportable segments	$44,706	100	$44,706	—	—
	$44,706	100	$44,706	$—	$—

2020 Direct Financing Lease Sale
During the first quarter of 2020, the Company sold a hospital under a DFL for $82 million and recognized a gain on sale of $42 million, which is included in other income (expense), net.
2019 Direct Financing Lease Conversion
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
2019 Direct Financing Lease Sale
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
The Company completed the sale of the DFL Sale Portfolio in September 2019.
During the three months ended March 31, 2019, income from DFLs and cash payments received were $5.9 million and $4.8 million, respectively, for the DFL Sale Portfolio.
NOTE 6.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	March 31, 2020	December 31, 2019
Secured mortgage loans(1)	$169,176	$161,964
Mezzanine and other	59,998	27,752
Unamortized discounts, fees, and costs	792	863
Reserve for loan losses	(9,314)	—
	$220,652	$190,579
_______________________________________

(1)
At March 31, 2020, the Company had $16 million remaining of commitments to fund $174 million of senior housing development projects. At December 31, 2019, the Company had $25 million remaining of commitments to fund $174 million of senior housing development projects.

2020 Loans Receivable Transactions
For certain residents that qualify, CCRCs may offer to lend residents the necessary funds to satisfy the entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. The loans are due upon sale of the previous residence. Upon completing the CCRC Acquisition (see Note 3) in January 2020, the Company began consolidating 13 CCRCs, which hold approximately $30 million of such notes receivable from various community residents.
Loans Receivable Internal Ratings
In connection with the Company’s quarterly review process or upon the occurrence of a significant event, loans receivable are reviewed and assigned an internal rating of Performing, Watch List, or Workout. Loans that are deemed Performing meet all present contractual obligations, and collection and timing, of all amounts owed is reasonably assured. Watch List Loans are defined as loans that do not meet the definition of Performing or Workout. Workout Loans are defined as loans in which the Company has determined, based on current information and events, that: (i) it is probable it will be unable to collect all amounts due according to the contractual terms of the agreement, (ii) the borrower is delinquent on making payments under the contractual terms of the agreement, and (iii) the Company has commenced action or anticipates pursuing action in the near term to seek recovery of its investment.
The following table summarizes, by year of origination, the Company’s internal ratings for loans receivables as of March 31, 2020 (dollars in thousands):

Investment Type	Year of Origination					Total
	2020	2019	2018	2017	2016
Secured mortgage loans
Risk rating:
Performing loans	$—	$55,955	$—	$108,484	$—	$164,439
Watch list loans	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—
Total secured mortgage loans	$—	$55,955	$—	$108,484	$—	$164,439
Mezzanine and other
Risk rating:
Performing loans	$2,901	$36,114	$—	$8,896	$8,302	$56,213
Watch list loans	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—
Total mezzanine and other	$2,901	$36,114	$—	$8,896	$8,302	$56,213

Reserve for Loan Losses
The Company evaluates the liquidity and creditworthiness of its borrowers on a quarterly basis. The Company’s evaluation considers industry and economic conditions, individual and portfolio property performance, credit enhancements, liquidity, and other factors. The Company’s borrowers furnish property, portfolio, and guarantor/operator-level financial statements, among other information, on a monthly or quarterly basis; the Company utilizes this financial information to calculate the debt service coverages that it uses in its assessment of internal ratings, which is a primary credit quality indicator. Debt service coverage information is evaluated together with other property, portfolio, and operator performance information, including revenue, expense, net operating income, occupancy, rental rates, capital expenditures, and EBITDA (defined as earnings before interest, tax, and depreciation and amortization), along with other liquidity measures.
In its assessment of credit losses for loans receivable and unfunded loan commitments, the Company utilizes past payment history of its borrowers, current economic conditions, and forecasts future economic conditions through the maturity date of each loan to estimate a probability of default and a resulting loss for each loan receivable. Future economic conditions are based primarily on near-term economic forecasts from the Federal Reserve and reasonable assumptions for long-term economic trends.

The following table summarizes the Company’s reserve for loan losses at March 31, 2020 (in thousands):

	March 31, 2020
	Secured Mortgage Loans	Mezzanine and Other	Total
Reserve for loan losses, January 1, 2020	$—	$—	$—
Cumulative-effect of adopting of ASU 2016-13 to beginning retained earnings	513	907	1,420
Provision for expected loan losses	4,224	3,670	7,894
Reserve for loan losses, March 31, 2020	$4,737	$4,577	$9,314

At March 31, 2020, a liability of $1 million related to expected credit losses for unfunded loan commitments was included in accounts payable, accrued liabilities, and other liabilities.
Credit loss expenses are recorded in impairments and loan loss reserves (recoveries), net. The change in the provision for expected loan losses during the quarter ended March 31, 2020 is primarily due to the current and anticipated economic impact of COVID-19.
NOTE 7.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

				Carrying Amount
				March 31,	December 31,
Entity(1)	Segment	Property Count(2)	Ownership %(2)	2020	2019
SWF SH JV(3)	SHOP	19	54	$411,057	$428,258
MBK JV	SHOP	5	50	32,821	33,415
Other SHOP JVs(4)	SHOP	4	50 - 90	16,843	17,719
Medical Office JVs(5)	MOB	3	20 - 67	9,809	9,845
Other JVs(6)	Other	—	41 - 47	9,370	10,372
CCRC JV(7)	CCRC	2	49	—	325,830
Advances to unconsolidated joint ventures, net				—	76
				$479,900	$825,515
_______________________________________

(1)	These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.

(2)	Property count and ownership percentage are as of March 31, 2020.

(3)	In December 2019, the Company formed the SWF SH JV with a sovereign wealth fund. See Note 4 for discussion of the formation of the SWF SH JV.

(4)
In June 2019, the Company acquired the outstanding equity interests in, and began consolidating, the Vintage Park JV (see Note 4). Remaining unconsolidated SHOP joint ventures (and the Company’s ownership percentage) include: (i) Waldwick JV (85%); (ii) Otay Ranch JV (90%); and (iii) MBK Development JV (50%).

(5)	Includes three unconsolidated medical office joint ventures (and the Company’s ownership percentage): (i) Ventures IV (20%); (ii) Ventures III (30%); and (iii) Suburban Properties, LLC (67%).

(6)
Unconsolidated other joint ventures (and the Company’s ownership percentage) include: (i) Discovery Naples JV (41%) and (ii) Discovery Sarasota JV (47%). The Discovery Naples JV and Discovery Sarasota JV are joint ventures that are developing senior housing facilities and the Company’s investments in those joint ventures are preferred equity investments earning a 10% per annum fixed-rate return. In January 2020, the Company sold its interest in the remaining K&Y joint venture for $12 million. At December 31, 2019, K&Y joint venture includes an ownership percentage of 80% and one unconsolidated joint venture. In October 2019, the Company sold its interest in one of the K&Y joint ventures for $4 million.

(7)	See Note 3 for discussion of the 2019 MTCA with Brookdale, including the acquisition of Brookdale’s interest in 13 of the 15 communities in the CCRC JV in January 2020.
CCRC JV. During 2019, the CCRC JV classified one property that Brookdale and the Company committed to sell to a third-party as held for sale in the joint venture’s stand-alone financial statements. In conjunction with classifying the property as held for sale, the CCRC JV recognized an impairment charge of $12 million to reflect the write-down of the property’s previous carrying value to the estimated selling price, less costs to sell. The Company recognized its 49% share of the impairment charge ($6 million) through equity income (loss) from unconsolidated joint ventures during the quarter ended September 30, 2019.
Additionally, in January 2020, the Company acquired Brookdale’s 51% interest in 13 of the 15 communities held by the CCRC JV. Refer to Note 3 for a detailed discussion of the 2019 MTCA with Brookdale.

U.K. JV. In December 2019, the Company sold its remaining 49% interest in the U.K. JV for proceeds of £70 million ($91 million) and recognized a loss on sale of real estate of $7 million (based on exchange rates at the time the transaction was completed), including $1 million of loss in accumulated other comprehensive income (loss) that was reclassified to gain (loss) on sales of real estate, net. As of December 31, 2019, the Company no longer owned real estate in the U.K.
NOTE 8.  Intangibles

Intangible assets primarily consist of lease-up intangibles and above market tenant lease intangibles. The following table summarizes the Company’s intangible lease assets (in thousands):

Intangible lease assets	March 31, 2020	December 31, 2019
Gross intangible lease assets	$887,516	$615,538
Accumulated depreciation and amortization	(337,168)	(283,845)
Intangible assets, net	$550,348	$331,693

Intangible liabilities primarily consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (in thousands):

Intangible lease liabilities	March 31, 2020	December 31, 2019
Gross intangible lease liabilities	$113,213	$113,213
Accumulated depreciation and amortization	(41,076)	(38,222)
Intangible liabilities, net	$72,137	$74,991

During the three months ended March 31, 2020, including intangible assets that were recognized in conjunction with consolidating 13 CCRCs in which the Company acquired Brookdale’s interest as part of the 2019 Brookdale MTCA (see Note 3), the Company acquired intangible assets of $273 million, with a weighted average amortization period of 6 years. No intangible liabilities were acquired during the three months ended March 31, 2020.
On January 1, 2019, in conjunction with the adoption of ASU 2016-12 (see Note 2), the Company reclassified $39 million of intangible assets, net and $6 million of intangible liabilities, net related to above and below market ground leases to right-of-use asset, net.
NOTE 9.  Debt

Bank Line of Credit and Term Loans
On May 23, 2019, the Company executed a $2.5 billion unsecured revolving line of credit facility (the “Revolving Facility”), which matures on May 23, 2023 and contains two, six month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at LIBOR plus a margin that depends on credit ratings of the Company’s senior unsecured long-term debt. The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on those credit ratings at March 31, 2020, the margin on the Revolving Facility was 0.825% and the facility fee was 0.15%. At March 31, 2020, the Company had no balance outstanding under the Revolving Facility.
In May 2019, the Company also entered into a $250 million unsecured term loan facility, which the Company fully drew down on June 20, 2019 (the “2019 Term Loan” and, together with the Revolving Facility, the “Facilities”). The 2019 Term Loan matures on May 23, 2024. Based on credit ratings for the Company’s senior unsecured long-term debt at March 31, 2020, the 2019 Term Loan accrues interest at a rate of LIBOR plus 0.90%, with a weighted average effective interest rate of 1.98%.
The Facilities include a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. The Facilities also contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.0 billion. At March 31, 2020, the Company believes it was in compliance with each of these restrictions and requirements of the Facilities.

Commercial Paper Program
In September 2019, the Company established an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, unsecured short-term debt securities with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time, with the maximum aggregate face or principal amount outstanding at any one time not exceeding $1.0 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to use its Revolving Facility as a liquidity backstop for the repayment of unsecured short-term debt securities issued under the Commercial Paper Program. As of March 31, 2020, the Company had no balance outstanding under the Commercial Paper Program.
Senior Unsecured Notes
At March 31, 2020, the Company had senior unsecured notes outstanding with an aggregate principal balance of $5.7 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at March 31, 2020.
During the three months ended March 31, 2020 and 2019, the Company had no senior unsecured note issuances or payoffs.
The following table summarizes the Company’s senior unsecured notes issuances during the year ended December 31, 2019 (dollars in thousands):

Date	Amount	Coupon Rate	Maturity Date
November 21, 2019	$750,000	3.000%	2030
July 5, 2019	$650,000	3.250%	2026
July 5, 2019	$650,000	3.500%	2029

The following table summarizes the Company’s senior unsecured notes payoffs during the year ended December 31, 2019 (dollars in thousands):

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

Mortgage Debt
At March 31, 2020, the Company had $472 million in aggregate principal of mortgage debt outstanding (excluding mortgage debt on assets held for sale), which is secured by 20 healthcare facilities with an aggregate carrying value of $995 million.
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
In May 2019, upon acquiring three senior housing assets from Oakmont, the Company assumed $50 million of secured mortgage debt maturing in 2028 and having a weighted average interest rate of 4.83%. In July 2019, upon acquiring five additional senior housing assets from Oakmont, the Company assumed an additional $112 million of secured mortgage debt with maturity dates ranging from 2027 to 2033 and a weighted average interest rate of 4.89% (see Note 4).

Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at March 31, 2020 (in thousands):

Year	Bank Line of Credit	Commercial Paper	Term Loan	Senior Unsecured Notes(1)	Mortgage Debt(2)	Total
2020 (nine months)	$—	$—	$—	$—	$6,202	$6,202
2021	—	—	—	—	16,165	16,165
2022	—	—	—	300,000	8,417	308,417
2023	—	—	—	550,000	93,609	643,609
2024	—	—	250,000	1,150,000	6,939	1,406,939
Thereafter	—	—	—	3,700,000	340,925	4,040,925
	—	—	250,000	5,700,000	472,257	6,422,257
(Discounts), premium and debt costs, net	—	—	(998)	(49,947)	17,792	(33,153)
	—	—	249,002	5,650,053	490,049	6,389,104
Debt on assets held for sale(3)	—	—	—	—	27,837	27,837
	$—	$—	$249,002	$5,650,053	$517,886	$6,416,941
_______________________________________

(1)	Effective interest rates on the senior notes range from 3.14% to 6.87% with a weighted average effective interest rate of 3.94% and a weighted average maturity of 7 years.

(2)
Excluding mortgage debt on assets held for sale, effective interest rates on the mortgage debt range from 2.16% to 5.91% with a weighted average effective interest rate of 3.91% and a weighted average maturity of 9 years.

(3)	Represents mortgage debt on assets held for sale with an interest rate of 3.45% and maturity in 2044.
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
Class Action. On May 9, 2016, a purported stockholder of the Company filed a putative class action complaint, Boynton Beach Firefighters’ Pension Fund v. HCP, Inc., et al., Case No. 3:16-cv-01106-JJH, in the U.S. District Court for the Northern District of Ohio against the Company, certain of its officers, HCR ManorCare, Inc. (“HCRMC”), and certain of its officers, asserting violations of the federal securities laws. The suit asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and alleges that the Company made certain false or misleading statements relating to the value of and risks concerning its investment in HCRMC by allegedly failing to disclose that HCRMC had engaged in billing fraud, as alleged by the U.S. Department of Justice (“DoJ”) in a suit against HCRMC arising from the False Claims Act that the DoJ voluntarily dismissed with prejudice. The plaintiff in the class action suit demands compensatory damages (in an unspecified amount), costs and expenses (including attorneys’ fees and expert fees), and equitable, injunctive, or other relief as the Court deems just and proper. On November 28, 2017, the Court appointed Societe Generale Securities GmbH (SGSS Germany) and the City of Birmingham Retirement and Relief Systems (Birmingham) as Co-Lead Plaintiffs in the class action. The motion to dismiss was fully briefed on May 21, 2018 and oral arguments were held on October 23, 2018. Subsequently, on December 6, 2018, HCRMC and its officers were voluntarily dismissed from the class action lawsuit without prejudice to such claims being refiled. On November 22, 2019, the Court granted the motion to dismiss. On December 20, 2019, Co-Lead plaintiffs filed a motion to amend the Court's judgment. Defendants' opposition brief was filed on February 18, 2020, and Co-Lead Plaintiffs' reply brief was filed on April 2, 2020. The Company believes the suit to be without merit and intends to vigorously defend against it.

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
The Company believes that the plaintiffs lack standing or the lawsuits and demands are without merit, but cannot predict the outcome of these proceedings or reasonably estimate any potential loss at this time. Accordingly, no loss contingency has been recorded for these matters as of March 31, 2020, as the likelihood of loss is not considered probable or estimable.
NOTE 11.  Equity

At-The-Market Equity Offering Program
In June 2015, the Company established an at-the-market equity offering program (“ATM Program”) to sell shares of its common stock from time to time through a consortium of banks acting as sales agents or directly to the banks acting as principals. In February 2019, the Company terminated its previous ATM Program and established a new ATM Program (the “2019 ATM Program”) pursuant to which shares of common stock having an aggregate gross sales price of up to $1.0 billion could be sold.
In February 2020, the Company terminated the 2019 ATM Program and established a new ATM Program (the “2020 ATM Program”) pursuant to which shares of common stock having an aggregate gross sales price of up to approximately $1.25 billion may be sold (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. The use of a forward sale agreement allows the Company to lock in a share price on the sale of shares at the time the forward sales agreement is effective, but defer receiving the proceeds from the sale of shares until a later date.
ATM forward sales generally have a one year term. At any time during the term, the Company may settle a forward sale by delivery of physical shares of common stock to the forward seller or, at the Company’s election, in cash or net shares. The forward sale price the Company expects to receive upon settlement of outstanding forward contracts will be the initial forward price established upon the effective date, subject to adjustments for: (i) accrued interest, (ii) the forward purchasers’ stock borrowing costs, and (iii) certain fixed price reductions during the term of the forward sale agreement.

ATM Forward Contracts
During the three months ended March 31, 2020 and 2019, the Company utilized the forward provisions under the 2019 ATM Program to allow for the sale of up to an aggregate of 2.0 million and 3.6 million shares of its common stock, respectively, at an initial weighted average net price of $35.23 and $31.19 per share, after commissions, respectively.
During the three months ended March 31, 2020, the Company settled all 16.8 million shares previously outstanding under ATM forward contracts at a weighted average net price of $31.38 per share, after commissions, resulting in net proceeds of $528 million. At March 31, 2020, no shares remained outstanding under ATM forward contracts.
At March 31, 2020, approximately $1.25 billion of the Company’s common stock remained available for sale under the 2020 ATM Program.
The Company did not settle any ATM forward contracts during the three months ended March 31, 2019.
ATM Direct Issuances
During the three months ended March 31, 2020 and 2019, no shares of common stock were issued under the 2019 ATM Program or the 2020 ATM Program, as applicable.
Forward Equity Offerings
November 2019 Offering. In November 2019, the Company entered into a forward equity sales agreement (the "2019 forward equity sales agreement") to sell an aggregate of 15.6 million shares of its common stock (including shares sold through the exercise of underwriters’ options) at an initial net price of $34.46 per share, after underwriting discounts and commissions, which was subject to adjustments for: (i) accrued interest, (ii) the forward purchasers’ stock borrowing costs, and (iii) certain fixed price reductions during the term of the agreement. During the year ended December 31, 2019, no shares were settled under the 2019 forward equity sales agreement. During the three months ended March 31, 2020, the Company settled all 15.6 million shares under the 2019 forward equity sales agreement at a weighted average net price of $34.18 per share, resulting in net proceeds of $534 million (total net proceeds of $1.06 billion, when aggregated with the net proceeds from settling ATM forward contracts, as discussed above). Therefore, at March 31, 2020, no shares remained outstanding under the 2019 forward equity sales agreement.
December 2018 Offering. In December 2018, the Company entered into a forward equity sales agreement (the “2018 forward equity sales agreement”) to sell an aggregate of 15.3 million shares of its common stock (including shares sold through the exercise of underwriters’ options) at an initial net price of $28.60 per share, after underwriting discounts and commissions. The 2018 forward equity sales agreement had a one year term that expired on December 13, 2019 during which time the Company could settle the forward sales agreement by delivery of physical shares of common stock to the forward seller or, at the Company’s election, settle in cash or net shares. During the three months ended March 31, 2019, no shares were settled under the 2018 forward equity sales agreement. During the year ended December 31, 2019, the Company settled all 15.3 million shares under the 2018 forward equity sales agreement at a weighted average net price of $27.66 per share resulting in net proceeds of $422 million. Therefore, at December 31, 2019, no shares remained outstanding under the 2018 forward equity sales agreement.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	March 31, 2020	December 31, 2019
Cumulative foreign currency translation adjustment(1)	$—	$(1,023)
Unrealized gains (losses) on derivatives, net	592	1,314
Supplemental Executive Retirement plan minimum liability and other	(3,087)	(3,148)
Total accumulated other comprehensive income (loss)	$(2,495)	$(2,857)

_______________________________________

(1)	See Note 7 for a discussion of the U.K. JV transaction.

NOTE 12.  Earnings Per Common Share

Basic income (loss) per common share (“EPS”) is computed based on the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding plus the impact of forward equity sales agreements using the treasury stock method and common shares issuable from the assumed conversion of DownREIT units, stock options, certain performance restricted stock units, and unvested restricted stock units. Only those instruments having a dilutive impact on the Company’s basic income (loss) per share are included in diluted income (loss) per share during the periods presented.
Restricted stock and certain performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, and require use of the two-class method when computing basic and diluted earnings per share.
During the three months ended March 31, 2020 and 2019, the Company utilized the forward sale provisions under the 2019 ATM Program to sell up to an aggregate of 2.0 million and 3.6 million shares of common stock, respectively, with a one year term. During the three months ended March 31, 2020, the Company settled all 16.8 million shares previously outstanding under ATM forward contracts, leaving no shares outstanding thereunder. The Company did not settle any shares under ATM forward contracts during the three months ended March 31, 2019.
In November 2019, the Company entered into the 2019 forward equity sales agreement to sell an aggregate of 15.6 million shares of its common stock, including shares sold through the exercise of underwriters’ options. During the three months ended March 31, 2020, the Company settled all 15.6 million shares under the 2019 forward equity sales agreement.
Additionally, in December 2018, the Company entered into the 2018 forward equity sales agreement to sell an aggregate of 15.3 million shares of its common stock, including shares sold through the exercise of underwriters’ options. During the three months ended March 31, 2019, no shares were settled under the 2018 forward equity sales agreement.
The Company considered the potential dilution resulting from the forward agreements to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to determine the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. The aggregate effect on the Company’s diluted weighted-average common shares for the three months ended March 31, 2020 and 2019, was 0.8 million and 1.1 million weighted-average incremental shares, respectively, from the forward equity sales agreements.

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator
Net income (loss)	$282,540	$64,990
Noncontrolling interests' share in earnings	(3,460)	(3,520)
Net income (loss) attributable to Healthpeak Properties, Inc.	279,080	61,470
Less: Participating securities' share in earnings	(1,616)	(441)
Net income (loss) applicable to common shares	$277,464	$61,029

Numerator - Dilutive
Net income (loss) applicable to common shares	$277,464	$61,029
Add: distributions on dilutive convertible units and other	2,515	—
Dilutive net income (loss) available to common shares	$279,979	$61,029
Denominator
Basic weighted average shares outstanding	506,476	477,766
Dilutive potential common shares - equity awards	318	272
Dilutive potential common shares - forward equity agreements(1)	808	1,093
Dilutive potential common shares - DownREIT conversions	7,443	—
Diluted weighted average common shares	515,045	479,131
Earnings per common share:
Basic	$0.55	$0.13
Diluted	$0.54	$0.13

_______________________________________

(1)
For the three months ended March 31, 2020, represents the dilutive impact of 32 million shares that were settled during the three months then ended. For the three months ended March 31, 2019, represents the dilutive impact of 19 million shares of common stock under forward sales agreements that had not been settled as of March 31, 2019.

For the three months ended March 31, 2020, all 7 million DownREIT shares were dilutive. For the three months ended March 31, 2019, 6 million shares issuable upon conversion of DownREIT units were not included because they are anti-dilutive. Additionally, for the three months ended March 31, 2020 and 2019, 31 million and 18 million shares of common stock, respectively, issuable pursuant to the settlement of forward equity sales agreements were not included because they are anti-dilutive (see discussion above). For all periods presented in the table above, approximately 1 million shares of common stock subject to outstanding equity awards (restricted stock units and stock options) were not included because they are anti-dilutive.
NOTE 13.  Segment Disclosures

The Company evaluates its business and allocates resources based on its reportable business segments: (i) senior housing triple-net, (ii) SHOP, (iii) CCRC, (iv) life science, and (v) medical office. The Company has non-reportable segments that are comprised primarily of the Company’s hospital properties and debt investments. The accounting policies of the segments are the same as those in Note 2 to the Consolidated Financial Statements in the Company’s 2019 Annual Report on Form 10-K filed with the SEC, as updated by Note 2 herein.
During the first quarter of 2020, primarily as a result of: (i) acquiring 100% ownership interest in 13 of 15 CCRCs previously held by a CCRC joint venture (see discussion of the 2019 MTCA with Brookdale in Note 3) and (ii) deconsolidating 19 SHOP assets into a new joint venture in December 2019, the Company's chief operating decision makers began reviewing operating results of CCRCs on a stand-alone basis and financial information for each respective segment inclusive of the Company’s share of unconsolidated joint ventures and exclusive of noncontrolling interests’ share on consolidated joint ventures. Therefore, during the first quarter of 2020, the Company began reporting CCRCs as a separate segment and began reporting segment measures inclusive of the Company’s share of unconsolidated joint ventures and exclusive of noncontrolling interests’ share of consolidated joint ventures. Accordingly, all prior period segment information has been recast to conform to the current period presentation.

During the three months ended March 31, 2020 and 2019, 7 and 18 senior housing triple-net facilities, respectively, were transferred to the Company’s SHOP segment as a result of terminating the triple-net leases and transitioning the assets to a RIDEA structure. When an asset is transferred from one segment to another, the results associated with that asset are included in the original segment until the date of transfer. Results generated after the transfer date are included in the new segment.
The Company evaluates performance based on property Adjusted NOI. NOI is defined as real estate revenues (inclusive of rental and related revenues, resident fees and services, and income from direct financing leases and exclusive of interest income), less property level operating expenses (which exclude transition costs); NOI excludes all other financial statement amounts included in net income (loss). Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles, termination fees, actuarial reserves for insurance claims that have been incurred but not reported, and the impact of deferred community fee income and expense.
NOI and Adjusted NOI include the Company’s share of income (loss) from unconsolidated joint ventures and exclude noncontrolling interests’ share of income (loss) from consolidated joint ventures. Management believes Adjusted NOI is an important supplemental measure because it provides relevant and useful information by reflecting only income and operating expense items that are incurred at the property level and presenting it on an unlevered basis.
Non-segment assets consist of assets in the Company's other non-reportable segments and corporate non-segment assets. Corporate non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, accounts receivable, net, marketable equity securities, and real estate assets and liabilities held for sale.

The following tables summarize information for the reportable segments (in thousands):
For the three months ended March 31, 2020:

	Senior Housing Triple-Net	SHOP	CCRC	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$33,135	$170,961	$91,780	$128,883	$145,146	$15,245	$—	$585,150
Less: Interest income	—	—	—	—	—	(3,688)	—	(3,688)
Healthpeak's share of unconsolidated joint venture real estate revenues	—	25,765	21,647	—	695	86	—	48,193
Noncontrolling interests' share of consolidated joint venture real estate revenues	—	(538)	—	(52)	(8,640)	—	—	(9,230)
Operating expenses	(506)	(138,130)	(156,482)	(30,201)	(50,687)	(7)	—	(376,013)
Healthpeak's share of unconsolidated joint venture operating expenses	—	(17,956)	(18,037)	—	(275)	2	—	(36,266)
Noncontrolling interests' share of consolidated joint venture operating expenses	—	377	—	17	2,600	—	—	2,994
Adjustments to NOI(1)	(3,374)	531	91,561	(4,280)	(1,457)	461	—	83,442
Adjusted NOI	29,255	41,010	30,469	94,367	87,382	12,099	—	294,582
Plus: Adjustments to NOI(1)	3,374	(531)	(91,561)	4,280	1,457	(461)	—	(83,442)
Interest income	—	—	—	—	—	3,688	—	3,688
Interest expense	(82)	(2,855)	(1,304)	(63)	(102)	—	(53,970)	(58,376)
Depreciation and amortization	(7,160)	(57,003)	(20,229)	(50,211)	(53,148)	(1,525)	—	(189,276)
General and administrative	—	—	—	—	—	—	(22,349)	(22,349)
Transaction costs	—	—	—	—	—	—	(14,848)	(14,848)
Impairments and loan loss reserves (recoveries), net	(4,670)	(23,285)	—	—	(2,706)	(8,462)	—	(39,123)
Gain (loss) on sales of real estate, net	164,043	(1,243)	—	—	2,109	(40)	—	164,869
Loss on debt extinguishments	—	—	—	—	—	—	833	833
Other income (expense), net	—	—	170,332	—	—	41,707	(1,431)	210,608
Income tax benefit (expense)(2)	—	—	—	—	—	—	33,044	33,044
Less: Healthpeak's share of unconsolidated joint venture NOI	—	(7,809)	(3,610)	—	(420)	(88)	—	(11,927)
Plus: Noncontrolling interests' share of consolidated joint venture NOI	—	161	—	35	6,040	—	—	6,236
Equity income (loss) from unconsolidated joint ventures	—	(18,150)	(1,880)	—	196	7,855	—	(11,979)
Net income (loss)	$184,760	$(69,705)	$82,217	$48,408	$40,808	$54,773	$(58,721)	$282,540
_______________________________________

(1)
Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, deferral of community fees, and termination fees. Includes the Company’s share of income (loss) generated by unconsolidated joint ventures and excludes noncontrolling interests’ share of income (loss) generated by consolidated joint ventures.

(2)
Income tax benefit (expense) for the quarter ended March 31, 2020 includes: (i) a $52 million tax benefit recognized in conjunction with internal restructuring activities, which resulted in the transfer of assets subject to certain deferred tax liabilities from taxable REIT subsidiaries to the REIT in connection with the 2019 MTCA (see Note 3) and (ii) a $2.9 million net tax benefit recognized due to changes under the Coronavirus Aid, Relief, and Economic Security (“CARES”) act, which resulted in net operating losses being utilized at a higher income tax rate than previously available.

For the three months ended March 31, 2019:

	Senior Housing Triple-Net	SHOP	CCRC	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$58,831	$126,181	$—	$94,473	$142,195	$14,474	$—	$436,154
Less: Interest income	—	—	—	—	—	(1,713)	—	(1,713)
Healthpeak's share of unconsolidated joint venture real estate revenues	—	5,649	52,238	—	705	5,532	—	64,124
Noncontrolling interests' share of consolidated joint venture real estate revenues	(2)	(472)	—	(40)	(8,303)	—	—	(8,817)
Operating expenses	(994)	(96,947)	—	(21,992)	(48,987)	(7)	—	(168,927)
Healthpeak's share of unconsolidated joint venture operating expenses	—	(4,161)	(41,377)	—	(275)	(17)	—	(45,830)
Noncontrolling interests' share of consolidated joint venture operating expenses	—	350	—	13	2,424	—	—	2,787
Adjustments to NOI(1)	566	1,182	3,452	(2,479)	(1,748)	(279)	—	694
Adjusted NOI	58,401	31,782	14,313	69,975	86,011	17,990	—	278,472
Plus: Adjustments to NOI(1)	(566)	(1,182)	(3,452)	2,479	1,748	279	—	(694)
Interest income	—	—	—	—	—	1,713	—	1,713
Interest expense	(589)	(663)	—	(73)	(111)	—	(47,891)	(49,327)
Depreciation and amortization	(16,677)	(24,086)	—	(36,248)	(53,020)	(1,920)	—	(131,951)
General and administrative	—	—	—	—	—	—	(21,355)	(21,355)
Transaction costs	—	—	—	—	—	—	(4,518)	(4,518)
Impairments and loan loss reserves (recoveries), net	—	—	—	—	(8,858)	—	—	(8,858)
Gain (loss) on sales of real estate, net	3,557	4,487	—	—	—	—	—	8,044
Other income (expense), net	—	—	—	—	—	—	3,133	3,133
Income tax benefit (expense)	—	—	—	—	—	—	3,458	3,458
Less: Healthpeak's share of unconsolidated joint venture NOI	—	(1,488)	(10,861)	—	(430)	(5,515)	—	(18,294)
Plus: Noncontrolling interests' share of consolidated joint venture NOI	2	122	—	27	5,879	—	—	6,030
Equity income (loss) from unconsolidated joint ventures	—	(477)	(2,096)	—	211	1,499	—	(863)
Net income (loss)	$44,128	$8,495	$(2,096)	$36,160	$31,430	$14,046	$(67,173)	$64,990
_______________________________________

(1)
Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, deferral of community fees, and termination fees. Includes the Company’s share of income (loss) generated by unconsolidated joint ventures and excludes noncontrolling interests’ share of income (loss) generated by consolidated joint ventures.

The following table summarizes the Company’s revenues by segment (in thousands):

	Three Months Ended March 31,
Segment	2020	2019
Senior housing triple-net	$33,135	$58,831
SHOP	170,961	126,181
CCRC	91,780	—
Life science	128,883	94,473
Medical office	145,146	142,195
Other non-reportable segments	15,245	14,474
Total revenues	$585,150	$436,154
See Notes 3, 4, 5, 6, and 7 for significant transactions impacting the Company’s segment assets during the periods presented.
NOTE 14.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2020	2019
Supplemental cash flow information:
Interest paid, net of capitalized interest	$71,621	$53,475
Income taxes paid (refunded)	(1,673)	(769)
Capitalized interest	6,970	8,369
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	126,185	94,904
Vesting of restricted stock units and conversion of non-managing member units into common stock	1,077	4,341
Liabilities assumed with real estate acquisitions	523,289	—
Conversion of DFLs to real estate	—	350,540
Net noncash impact from the consolidation of previously unconsolidated joint ventures	323,138	—

See Note 3 for a discussion of the impact of the 2019 MTCA with Brookdale on the Company’s consolidated balance sheet and statement of operations. See Note 5 for a discussion related to the conversion of a DFL to real estate.
The following table summarizes cash, cash equivalents and restricted cash (in thousands):

	March 31,
	2020	2019
Cash and cash equivalents	$783,542	$120,117
Restricted cash	106,557	26,535
Cash, cash equivalents and restricted cash	$890,099	$146,652

NOTE 15.  Variable Interest Entities

Unconsolidated Variable Interest Entities
At March 31, 2020, the Company had investments in: (i) two properties leased to VIE tenants, (ii) five unconsolidated VIE joint ventures, (iii) marketable debt securities of one VIE, and (iv) one loan to a VIE borrower. The Company determined it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (CCRC OpCo, development investments, Waldwick JV, and the LLC investment discussed below), it has no formal involvement in these VIEs beyond its investments.
VIE Tenant. The Company leases two properties to one tenant that has been identified as a VIE (“VIE tenant”). The VIE tenant is a “thinly capitalized” entity that relies on the operating cash flows generated from the senior housing facilities to pay operating expenses, including the rent obligations under its leases.
CCRC OpCo. The Company holds a 49% ownership interest in CCRC OpCo, a joint venture entity formed in August 2014 that operates senior housing properties in a RIDEA structure and has been identified as a VIE. The equity members of CCRC OpCo “lack power” because they share certain operating rights with Brookdale, as manager of the CCRCs. The assets of CCRC OpCo primarily consist of the CCRCs that it owns and leases, resident fees receivable, notes receivable, and cash and cash equivalents; its obligations primarily consist of operating lease obligations to CCRC PropCo, debt service payments, capital expenditures, accounts payable, and expense accruals. Assets generated by the CCRC operations (primarily rents from CCRC residents) of CCRC OpCo may only be used to settle its contractual obligations (primarily from debt service payments, capital expenditures, and rental costs and operating expenses incurred to manage such facilities). Refer to Note 3 for additional discussion related to transactions impacting the CCRC OpCo.
Waldwick Development JV. The Company holds an 85% ownership interest in a joint venture (the “Waldwick JV”), which has been identified as a VIE as power is shared with a member that does not have a substantive equity investment at risk. The assets of the joint venture primarily consist of a senior housing facility that it owns and cash and cash equivalents; its obligations primarily consist of capital expenditures, accounts payable, and expense accruals. Any assets generated by the joint venture may only be used to settle its contractual obligations (primarily capital expenditures and rental costs and operating expenses incurred to manage such facilities).
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
Seller Financing Loan. The Company provided seller financing of $10 million related to its sale of seven senior housing triple-net facilities. The financing was provided in the form of a secured five–year mezzanine loan to a “thinly capitalized” borrower created to acquire the facilities.

The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at March 31, 2020 was as follows (in thousands):

VIE Type	Asset/Liability Type	Maximum Loss Exposure and Carrying Amount(1)
VIE tenant - operating leases(2)	Lease intangibles, net and straight-line rent receivables	$1,379
CCRC OpCo	Investments in unconsolidated joint ventures	—
Unconsolidated development joint ventures	Loans receivable, net and Investments in unconsolidated joint ventures	27,476
Loan - seller financing	Loans receivable, net	9,750
CMBS and LLC investment	Marketable debt and LLC investment	35,037
_______________________________________

(1)	The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).

(2)	The Company’s maximum loss exposure may be mitigated by re-leasing the underlying properties to new tenants upon an event of default.
As of March 31, 2020, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
See Notes 3, 4, 5, 6, and 7 for additional descriptions of the nature, purpose, and operating activities of the Company’s unconsolidated VIEs and interests therein.
Consolidated Variable Interest Entities
The Company’s consolidated total assets and total liabilities at March 31, 2020 and December 31, 2019 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company. Total assets and total liabilities include VIE assets and liabilities as follows (in thousands):

	March 31, 2020	December 31, 2019
Assets
Buildings and improvements	$2,983,887	$3,236,105
Development costs and construction in progress	90,536	67,285
Land	447,758	526,576
Accumulated depreciation and amortization	(594,085)	(568,574)
Net real estate	2,928,096	3,261,392
Accounts receivable, net	10,884	11,986
Cash and cash equivalents	44,880	47,027
Restricted cash	13,631	13,596
Intangible assets, net	159,272	206,840
Right-of-use asset, net	92,225	92,664
Other assets, net	60,343	52,124
Total assets	$3,309,331	$3,685,629
Liabilities
Mortgage debt	218,027	218,767
Intangible liabilities, net	19,221	39,545
Lease liability	91,078	90,875
Accounts payable, accrued liabilities, and other liabilities	114,350	122,832
Deferred revenue	91,845	96,985
Total liabilities	$534,521	$569,004

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
MSREI MOB JV. The Company holds a 51% ownership interest in, and is the managing member of, a joint venture entity formed in August 2018 that owns and leases MOBs (the “MSREI JV”). The MSREI JV is a VIE due to the non-managing member lacking substantive participation rights in the management of the joint venture or kick-out rights over the managing member. The Company consolidates the MSREI JV as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of the MSREI JV primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of capital expenditures for the properties. Assets generated by the MSREI JV may only be used to settle its contractual obligations (primarily from capital expenditures).
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
NOTE 16.  Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets are immaterial at March 31, 2020.
The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	March 31, 2020(3)		December 31, 2019(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$220,652	$216,624	$190,579	$190,579
Marketable debt securities(2)	19,902	19,902	19,756	19,756
Bank line of credit and commercial paper(2)	—	—	93,000	93,000
Term loan(2)	249,002	249,002	248,942	248,942
Senior unsecured notes(1)	5,650,053	5,835,325	5,647,993	6,076,150
Mortgage debt(2)	490,049	470,521	276,907	280,373
Interest-rate swap liabilities(2)	252	252	553	553
_______________________________________

(1)	Level 1: Fair value calculated based on quoted prices in active markets.

(2)
Level 2: Fair value based on (i) for marketable debt securities, quoted prices for similar or identical instruments in active or inactive markets, respectively, or (ii) for loans receivable, net, mortgage debt and swaps, calculated utilizing standardized pricing models in which significant inputs or value drivers are observable in active markets. For bank line of credit, commercial paper, and term loans, the carrying values are a reasonable estimate of fair value because the borrowings are primarily based on market interest rates and the Company’s credit rating.

(3)	During the three months ended March 31, 2020 and year ended December 31, 2019, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
NOTE 17.  Derivative Financial Instruments

The following table summarizes the Company’s outstanding swap contracts as of March 31, 2020 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Notional	Pay Rate	Receive Rate	Fair Value(1)
Interest rate:
July 2005(2)	July 2020	Cash Flow	$42,000	3.82%	BMA Swap Index	$(252)
______________________________________

(1)	Derivative liabilities are recorded in accounts payable, accrued liabilities, and other liabilities in the consolidated balance sheets.

(2)	Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.

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
Concurrent with the sale of its remaining interest in the U.K. JV in December 2019 (see Note 7), the Company paid-off the remainder of its GBP-denominated borrowings under the Revolving Facility and terminated its previously-designated net investment hedge.
NOTE 18.  Subsequent Events

COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak caused by COVID-19 to be a global pandemic. While COVID-19 continues to evolve daily and its ultimate outcome is uncertain, it has caused significant disruption to individuals, governments, financial markets, and businesses, including the Company. In response to the COVID-19 pandemic, local, state and federal agencies have instituted stay-at-home or shelter-in-place orders, which resulted in closure of many businesses deemed to be non-essential. These health and safety measures, which may remain in place for a significant amount of time, are placing a substantial strain on the business operations of many of the Company’s tenants, operators, and borrowers. The Company evaluated the impacts of COVID-19 on its business thus far and incorporated, wherever possible, information concerning the impact of COVID-19 into its assessments of liquidity, impairments, and collectibility from tenants and borrowers as of March 31, 2020.
Subsequent to March 31, 2020, the Company has agreed to defer rent for May and June 2020 from certain tenants in the MOB segment, with the requirement that all deferred rent is repaid by the end of 2020. Additionally, the Company has received rent relief requests from certain tenants, which we are assessing on a tenant-by-tenant basis, but at this time has not agreed to grant any such relief. The extent of the impact of the COVID-19 pandemic on the Company’s business and financial results will depend on future developments, including the duration, severity, and spread of the pandemic, health and safety actions taken to contain its spread, any possible resurgence of COVID-19 that may occur after the initial outbreak subsides, and how quickly and to what extent normal economic and operating conditions can resume within the markets in which the Company operates, each of which are highly uncertain at this time and outside of the Company’s control. At this time, the Company is unable to estimate the impact of this event on its operations or future financial results.
The Post Acquisition
As discussed in Note 4, in January 2020, the Company entered into definitive agreements to acquire a life science campus in Waltham, Massachusetts for $320 million. The Company made a $20 million nonrefundable deposit upon completing due diligence in January 2020 and closed the acquisition in April 2020.
Dispositions of Real Estate
In April 2020, the Company sold one SHOP asset for $12 million.
Additionally, in April 2020, one of the Company’s tenants exercised its option to acquire three MOBs in San Diego, California for $106 million. The Company received a $5 million nonrefundable deposit in May 2020. The sale is scheduled to close during the second quarter of 2020.

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
Cautionary Language Regarding Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “target,” “forecast,” “plan,” “potential,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. Forward-looking statements reflect our current expectations and views about future events and are subject to risks and uncertainties that could significantly affect our future financial condition and results of operations. While forward-looking statements reflect our good faith belief and assumptions we believe to be reasonable based upon current information, we can give no assurance that our expectations or forecasts will be attained. As more fully set forth under Part II, Item 1A. “Risk Factors” in this report, risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:

•	the severity and duration of the COVID-19 pandemic;

•	actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact;

•	the impact of the COVID-19 pandemic and health and safety measures taken to slow its spread;

•	operational risks associated with third party management contracts, including the additional regulation and liabilities of our RIDEA lease structures;

•
the ability of our existing and future tenants, operators and borrowers to conduct their respective businesses in a manner sufficient to maintain or increase their revenues and manage their expenses in order to generate sufficient income to make rent and loan payments to us and our ability to recover investments made, if applicable, in their operations;

•	the imposition of laws or regulations prohibiting eviction of our tenants or operators, including new governmental efforts in response to COVID-19;

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

•
the potential impact of uninsured or underinsured losses, including as a result of hurricanes, earthquakes and other natural disasters, pandemics such as COVID-19, acts of war and/or terrorism and other events that may cause such losses and/or performance declines by us or our tenants and operators;

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

•
our, or our counterparties’, ability to fulfill obligations, such as financing conditions and/or regulatory approval requirements, required to successfully consummate acquisitions, dispositions, transitions, developments, redevelopments, joint venture transactions or other transactions;

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

•	changes in global, national and local economic and other conditions, including the ongoing economic downturn, volatility in the financial markets and high unemployment rates;

•	our ability to manage our indebtedness level and changes in the terms of such indebtedness;

•	competition for skilled management and other key personnel;

•	our reliance on information technology systems and the potential impact of system failures, disruptions or breaches; and

•	our ability to maintain our qualification as a real estate investment trust (“REIT”).
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
The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•	Executive Summary

•	COVID-19 Update

•	2020 Transaction Overview

•	Dividends

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations and Off-Balance Sheet Arrangements

•	Non-GAAP Financial Measures Reconciliations

•	Critical Accounting Policies and Recent Accounting Pronouncements
Executive Summary
Healthpeak Properties, Inc. is a Standard & Poor’s (“S&P”) 500 company that acquires, develops, owns, leases and manages healthcare real estate across the United States (“U.S.”). We are a Maryland corporation and qualify as a self-administered REIT. We are headquartered in Irvine, California, with additional offices in Nashville and San Francisco.
We invest in a diversified portfolio of high-quality healthcare properties across our three core asset classes of senior housing, life science, and medical office real estate. Our senior housing properties are either operated under triple-net leases in our senior housing triple-net segment or through RIDEA structures in our senior housing operating portfolio (“SHOP”) and continuing care retirement community (“CCRC”) segments. Under the life science and medical office segments, we invest through the acquisition, development and management of life science buildings and medical office buildings. We have other non-reportable segments that are comprised primarily of hospital properties and debt investments.

At March 31, 2020, our portfolio of investments, including properties in our unconsolidated joint ventures, consisted of interests in 636 properties. The following table summarizes information for our reportable segments for the three months ended March 31, 2020 (dollars in thousands):

Segment	Total Portfolio Adjusted NOI(1)	Percentage of Total Portfolio Adjusted NOI(1)	Number of Properties
Senior housing triple-net	$29,255	10%	64
SHOP	41,010	14%	141
CCRC	30,469	10%	17
Life science	94,367	32%	134
Medical office	87,382	30%	269
Other non-reportable	12,099	4%	11
Totals	$294,582	100%	636
_______________________________________
(1) Total Portfolio metrics include results of operations from disposed properties and properties that transitioned segments through the disposition or transition date. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations–Non-GAAP Financial Measures for additional information regarding Adjusted NOI and see Note 13 to the Consolidated Financial Statements for a reconciliation of Adjusted NOI by segment to net income (loss).
For a description of our significant activities during 2020, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations–2020 Transaction Overview” in this report.
We invest in and manage our real estate portfolio for the long-term to maximize benefit to our stockholders and support the growth of our dividends. Our strategy consists of four core elements:

(i)
Our real estate: Our portfolio is grounded in high-quality properties in desirable locations. We focus on three purposely selected private pay asset classes, senior housing, life science and medical office, to provide stability through inevitable market cycles.

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

COVID-19 Update
Beginning in late 2019, a novel strain of Coronavirus (“COVID-19”) began to spread throughout the world, including the United States, ultimately being declared a pandemic by the World Health Organization. Over the past several months, global health concerns and increased efforts to reduce the spread of the COVID-19 pandemic have prompted federal, state, and local governments to restrict normal daily activities, and have resulted in travel bans, quarantines, “shelter-in-place” orders requiring individuals to remain in their homes other than to conduct essential services or activities, as well as business limitations and shutdowns. These health and safety measures, which may remain in place for a significant amount of time, are placing a substantial strain on the business operations of many of our tenants, operators, and borrowers.
SHOP, CCRC, and Senior Housing Triple-Net
Within our SHOP and CCRC properties, we expect occupancy rates to decline due to a reduction in new tenant move-ins due to “shelter-in-place” orders, stricter move-in criteria, lower inquiry volumes, and reduced in-person tours, as well as incidences of COVID-19 outbreaks at our facilities or the perception that outbreaks may occur. Outbreaks, which directly affect our residents and the employees at our senior housing facilities, could materially and adversely disrupt operations, as well as cause significant reputational harm to us, our operators, and our tenants. As of April 30, 2020, we had confirmed resident COVID-19 cases at 54 of our 222 senior housing properties. Our senior housing property operators are also facing significant cost increases as a result of higher demands for staffing, the implementation of increased health and safety measures and protocols, and increased usage and inventory of critical medical supplies and personal protective equipment. At our SHOP and CCRC facilities, we bear these significant cost increases.

We also temporarily suspended development and redevelopment projects in the greater San Francisco and Boston areas as a result of “shelter-in-place” orders as well as across our senior housing portfolio in connection with state and federal guidelines. Although some of these development and redevelopment projects have been allowed to restart, future local, state or federal orders could cause us to re-suspend construction. Other projects remain suspended and we do not know when we will be able to restart construction. In locations where construction continues, construction workers are following applicable guidelines, including appropriate social distancing, limitations on large group gatherings in close proximity, and increased sanitation efforts, which may slow the pace of construction. Furthermore, our planned dispositions may not occur within the expected time or at all because of buyer terminations or withdrawals related to the pandemic, capital constraints or other factors relating to the pandemic.
Medical Office Portfolio
Within our medical office portfolio, since March 2020, many physician practices have discontinued nonessential surgeries and procedures due to “shelter-in-place” orders and other health and safety measures, which has negatively impacted their cash flows. However, we have also seen a slight increase in new leases and lease renewal requests in March and April and we expect that planned move-outs will be delayed during the COVID-19 pandemic, which is expected to slightly increase retention in this portfolio.
We have implemented a deferred rent program for May and June 2020 that is limited to certain non-health system and non-hospital tenants in good standing, which will impact our cash flows during those months, although we are requiring that the deferred rent be repaid ratably over the remaining months until the end of 2020. We are also experiencing and expect to continue to experience a decline in leasing activity through the duration of the COVID-19 pandemic.
Life Science Portfolio
Within our life science portfolio, we have numerous tenants that are working tirelessly to address critical research and testing needs in the fight against COVID-19. We are focused on providing our tenants with the necessary space to complete their critical work and are in continuous contact with our tenants regarding how we can help them meet their needs.
However, within our life science portfolio, we are experiencing and expect to continue to experience a decline in leasing activity through the duration of the COVID-19 pandemic. As a result of governmental restrictions on business activities, particularly in the greater San Francisco and Boston areas, we also temporarily suspended development, redevelopment, and tenant improvement projects at many of our life science properties and, in regions where we are able to continue such projects because they are considered “essential” (such as San Diego), we are experiencing time delays as a result of the implementation of health and safety protocols related to social distancing and proper hygiene and sanitization.
Liquidity
Although Moody’s changed its outlook on our long term issuer and senior unsecured debt ratings from “stable” to “negative” in March 2020, we believe that we are well positioned to manage the COVID-19 pandemic and measures to slow its spread while working closely with our tenants, operators, and borrowers as they navigate the pandemic. We had approximately $3.0 billion of liquidity available, including borrowing capacity under our unsecured revolving line of credit facility and cash and cash equivalents, as of April 30, 2020. While the change in outlook from Moody’s may ultimately lead to a downgrade in our credit rating, which would impact our cost of borrowing, we believe we continue to have access to the unsecured debt markets, and we could also seek to enter into one or more secured debt financings or issue additional securities, including under our 2020 ATM Program (as defined below), to fund future operating costs, capital expenditures, acquisitions, or dispositions, although no assurances can be made in this regard.
Future Rent Collections
The impact of COVID-19 on the ability of our tenants to pay rent in the future is currently unknown. We have, and will continue to monitor the credit quality of each of our tenants and write-off straight-line rent and accounts receivable as uncollectible in the future, as necessary. In the event that we conclude that either straight-line rent or accounts receivable are not probable of collection in the future, such amounts will be written off, which could have a material impact on our future results of operations.
Employee Update
We have taken, and will continue to take, proactive measures to provide for the well-being of our workforce. We have maximized our systems infrastructure as well as virtual and remote working technologies for our employees, including our executive team, to ensure productivity and connectivity internally, as well as with key third-party relationships.
The extent of the impact of the COVID-19 pandemic on our business and financial results will depend on future developments, including the duration, severity, and spread of the pandemic, health and safety actions taken to contain its spread, any possible resurgence of COVID-19 that may occur after the initial outbreak subsides, and how quickly and to what extent normal economic and operating conditions can resume within the markets in which we operate, each of which are highly uncertain at this time and outside of our control. See “Item 1A, Risk Factors” in this Quarterly Report on Form 10-Q for information regarding the risks we face as result of the COVID-19 pandemic.

2020 Transaction Overview
Master Transaction and Cooperation Agreement with Brookdale
In January 2020, Healthpeak and Brookdale Senior Living Inc. (“Brookdale”) completed certain of the transactions governed by the previously announced Master Transactions and Cooperation Agreement (the “2019 MTCA”), which includes a series of transactions related to the previously jointly owned 15-campus CCRC portfolio (the “CCRC JV”) and the portfolio of senior housing properties that were triple-net leased to Brookdale. Specifically, the following transactions were completed on January 31, 2020:

•
We acquired Brookdale’s 51% interest in 13 of the 15 communities in the CCRC JV based on a valuation of $1.06 billion (the “CCRC Acquisition”) and transitioned management (under new management agreements) of those 13 communities to Life Care Services LLC (“LCS”);

•	We paid Brookdale $100 million to terminate the previous management agreements related to those 13 communities;

•	Brookdale acquired 18 of the triple-net lease properties (the “Brookdale Acquisition Assets”) from us for cash proceeds of $385 million;

•	The remaining 24 triple-net lease properties were restructured into a single master lease with 2.4% annual rent escalators and a maturity date of December 31, 2027 (the “2019 Amended Master Lease”);

•
A portion of annual rent (amount in excess of 6.5% of sales proceeds) related to 14 of the 18 Brookdale Acquisition Assets was reallocated to the remaining properties under the 2019 Amended Master Lease; and

•	Brookdale paid down $20 million of future rent under the 2019 Amended Master Lease.
The Post Acquisition

•
In January 2020, we entered into definitive agreements to acquire a life science campus in Waltham, Massachusetts for $320 million. We made a $20 million nonrefundable deposit upon completing due diligence in January 2020 and closed the transaction in April 2020.

Other Real Estate Transactions

•	During the first quarter of 2020, we sold seven SHOP assets for $36 million.

•	During the first quarter of 2020, we sold a hospital under a direct financing lease (“DFL”) for $82 million.

•
During the three months ended March 31, 2020, we transitioned six senior housing triple-net assets with Capital Senior Living Corporation (“CSL”) into a RIDEA structure, with CSL remaining as the manager, and transitioned one senior housing triple-net asset with CSL into a RIDEA structure with Discovery Senior Living, LLC as the operator. We expect to transition two senior housing triple-net assets to a RIDEA structure with Sunrise Senior Living, LLC as the operator during 2020.

•	In April 2020, we sold one SHOP asset for $12 million.

•
In April 2020, one of our tenants exercised its option to acquire three of our MOBs in San Diego, California for $106 million. We received a $5 million nonrefundable deposit in May 2020. The sale is scheduled to close during the second quarter of 2020.

Financing Activities

•
During the three months ended March 31, 2020, we utilized the forward provisions under the at-the-market equity offering program established in February 2019 (the “2019 ATM Program”) to allow for the sale of up to an aggregate of 2 million shares of our common stock at an initial weighted average net price of $35.23 per share, after commissions.

•
During the three months ended March 31, 2020, we settled all 32.5 million shares previously outstanding under (i) ATM forward contracts and (ii) a 2019 forward equity sales agreement at a weighted average net price of $32.73 per share, after commissions, resulting in net proceeds of $1.06 billion.

Development Activities

•
As part of the development program with HCA Healthcare Inc., at March 31, 2020, we had seven medical office building (“MOB”) developments under contract, six of which will be on-campus, with an aggregate total estimated cost of $166 million.

•	At March 31, 2020, we had six life science development projects in process with an aggregate total estimated cost of approximately $855 million.

Dividends
The following table summarizes our common stock cash dividends declared in 2020:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
January 30	February 18	$0.37	February 28
April 30	May 8	0.37	May 19
Results of Operations
We evaluate our business and allocate resources among our reportable business segments: (i) senior housing triple-net, (ii) SHOP, (iii) CCRC, (iv) life science, and (v) medical office. Our senior housing facilities, including CCRCs, are managed utilizing triple-net leases and RIDEA structures. Under the life science and medical office segments, we invest through the acquisition and development of life science facilities and MOBs, which generally require a greater level of property management. We have other non-reportable segments that are comprised primarily of our debt investments and hospital properties. We evaluate performance based upon: (i) property net operating income from continuing operations (“NOI”) and (ii) Adjusted NOI (Cash NOI) in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (“SEC”), as updated by Note 2 to the Consolidated Financial Statements herein.
Non-GAAP Financial Measures
Net Operating Income
NOI and Adjusted NOI are non-U.S. generally accepted accounting principles (“GAAP”) supplemental financial measures used to evaluate the operating performance of real estate. NOI is defined as real estate revenues (inclusive of rental and related revenues, resident fees and services, and income from direct financing leases and exclusive of interest income), less property level operating expenses (which exclude transition costs); NOI excludes all other financial statement amounts included in net income (loss) as presented in Note 13 to the Consolidated Financial Statements. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles, termination fees, actuarial reserves for insurance claims that have been incurred but not reported, and the impact of deferred community fee income and expense. NOI and Adjusted NOI include our share of income (loss) generated by unconsolidated joint ventures and exclude noncontrolling interests’ share of income (loss) generated by consolidated joint ventures. Adjusted NOI is oftentimes referred to as “Cash NOI.” Management believes NOI and Adjusted NOI are important supplemental measured because they provides relevant and useful information by reflecting only income and operating expense items that are incurred at the property level and presenting them on an unlevered basis. We use NOI and Adjusted NOI to make decisions about resource allocations, to assess and compare property level performance, and to evaluate our Same-Store (“SS”) performance, as described below. We believe that net income (loss) is the most directly comparable GAAP measure to NOI and Adjusted NOI. NOI and Adjusted NOI should not be viewed as alternative measures of operating performance to net income (loss) as defined by GAAP since they do not reflect various excluded items. Further, our definitions of NOI and Adjusted NOI may not be comparable to the definitions used by other REITs or real estate companies, as they may use different methodologies for calculating NOI and Adjusted NOI. For a reconciliation of NOI and Adjusted NOI to net income (loss) by segment, refer to Note 13 to the Consolidated Financial Statements.
Operating expenses generally relate to leased medical office and life science properties, as well as SHOP and CCRC facilities. We generally recover all or a portion of our leased medical office and life science property expenses through tenant recoveries. We present expenses as operating or general and administrative based on the underlying nature of the expense.
Same-Store
Same-Store NOI and Adjusted (Cash) NOI information allows us to evaluate the performance of our property portfolio under a consistent population by eliminating changes in the composition of our consolidated portfolio of properties. Same-Store Adjusted NOI excludes amortization of deferred revenue from tenant-funded improvements and certain non-property specific operating expenses that are allocated to each operating segment on a consolidated basis.

Properties are included in Same-Store once they are stabilized for the full period in both comparison periods. Newly acquired operating assets are generally considered stabilized at the earlier of lease-up (typically when the tenant(s) control(s) the physical use of at least 80% of the space) or 12 months from the acquisition date. Newly completed developments and redevelopments are considered stabilized at the earlier of lease-up or 24 months from the date the property is placed in service. Properties that experience a change in reporting structure, such as a transition from a triple-net lease to a RIDEA reporting structure, are considered stabilized after 12 months in operations under a consistent reporting structure. A property is removed from Same-Store when it is classified as held for sale, sold, placed into redevelopment, experiences a casualty event that significantly impacts operations, a change in reporting structure (such as triple-net to SHOP) or operator transition has been agreed to, or a significant tenant relocates from a Same-Store property to a non Same-Store property and that change results in a corresponding increase in revenue. For a reconciliation of Same-Store to total portfolio Adjusted NOI and other relevant disclosures by segment, refer to our Segment Analysis below.
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
Adjusted FFO (“AFFO”)
AFFO is defined as FFO as Adjusted after excluding the impact of the following: (i) amortization of deferred compensation expense, (ii) amortization of deferred financing costs, net, (iii) straight-line rents, (iv) deferred income taxes, (v) amortization of acquired market lease intangibles, net, (vi) non-cash interest related to DFLs and lease incentive amortization (reduction of straight-line rents), (vii) actuarial reserves for insurance claims that have been incurred but not reported, and (viii) deferred revenues, excluding amounts amortized into rental income that are associated with tenant funded improvements owned/recognized by us and up-front cash payments made by tenants to reduce their contractual rents. Also, AFFO: (i) is computed after deducting recurring capital expenditures, including second generation leasing costs and second generation tenant and capital improvements and (ii) includes lease restructure payments and adjustments to compute our share of AFFO from our unconsolidated joint ventures. Certain prior period amounts in the “Non-GAAP Financial Measures Reconciliation” below for AFFO have been reclassified to conform to the current period presentation. More specifically, recurring capital expenditures, including second generation leasing costs and second generation tenant and capital improvements ("AFFO capital expenditures") excludes our share from unconsolidated joint ventures (reported in “other AFFO adjustments”). Adjustments for joint ventures are calculated to reflect our pro-rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of AFFO for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated joint ventures in which we do not own 100% of the equity by adjusting our AFFO to remove the third party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods (reported in “other AFFO adjustments”). See FFO for further disclosure regarding our use of pro-rata share information and its limitations. Other REITs or real estate companies may use different methodologies for calculating AFFO, and accordingly, our AFFO may not be comparable to those reported by other REITs. Although our AFFO computation may not be comparable to that of other REITs, management believes AFFO provides a meaningful supplemental measure of our performance and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. We believe AFFO is an alternative run-rate earnings measure that improves the understanding of our operating results among investors and makes comparisons with: (i) expected results, (ii) results of previous periods, and (iii) results among REITs more meaningful. AFFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as it excludes the following items which generally flow through our cash flows from operating activities: (i) adjustments for changes in working capital or the actual timing of the payment of income or expense items that are accrued in the period, (ii) transaction-related costs, (iii) litigation settlement expenses, (iv) severance-related expenses, and (v) actual cash receipts from interest income recognized on loans receivable (in contrast to our AFFO adjustment to exclude non-cash interest and depreciation related to our investments in direct financing leases). Furthermore, AFFO is adjusted for recurring capital expenditures, which are generally not considered when determining cash flows from operations or liquidity. AFFO is a non-GAAP supplemental financial measure and should not be considered as an alternative to net income (loss) determined in accordance with GAAP. For a reconciliation of net income (loss) to AFFO and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019
Overview

Three Months Ended March 31, 2020 and 2019
The following table summarizes results for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Net income (loss) applicable to common shares	$277,464	$61,029	$216,435
NAREIT FFO	171,549	206,036	(34,487)
FFO as Adjusted	227,013	212,025	14,988
AFFO	207,576	191,471	16,105
Net income (loss) applicable to common shares increased primarily as a result of the following:

•
an increase in other income, net as a result of (i) a gain on consolidation related to the acquisition of the outstanding equity interests in 13 CCRCs from Brookdale during the first quarter of 2020 and (ii) a gain on sale related to the sale of a hospital underlying a DFL during the first quarter of 2020;

•	an increase in net gain on sales of real estate during the first quarter of 2020;

•
an increase in income tax benefit as a result of the above-mentioned acquisition of Brookdale’s interest in 13 CCRCs and related management termination fee expense paid to Brookdale in connection with transitioning management to LCS during the first quarter of 2020 and the extension of the net operating loss carryback period provided by the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”); and

•
NOI generated from: (i) 2019 and 2020 acquisitions and consolidations of real estate, (ii) development and redevelopment projects placed in service during 2019 and 2020, and (iii) new leasing activity during 2019 and 2020.

The increase in net income (loss) applicable to common shares was partially offset by:

•	a reduction in income related to assets sold or deconsolidated during 2019 and 2020;

•
increased depreciation and amortization expense as a result of: (i) assets acquired during 2019 and 2020, (ii) the acquisition of Brookdale’s interest in and consolidation of 13 CCRCs during the first quarter of 2020, and (iii) development and redevelopment projects placed into service during 2019 and 2020, partially offset by dispositions of real estate throughout 2019 and 2020;

•	an increase in impairment charges related to real estate during the first quarter of 2020;

•
increased interest expense as a result of senior unsecured notes issuances and assumed mortgage debt in conjunction with real estate acquisitions, partially offset by senior unsecured notes redemptions, repurchases, and repayments during the third and fourth quarters of 2019; and

•
increased credit losses related to loans receivable as a result of adopting the new current expected credit losses model required under Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and the impact of COVID-19 on expected credit losses.

NAREIT FFO decreased primarily as a result of the aforementioned events impacting net income (loss) applicable to common shares, except for the following, which are excluded from NAREIT FFO:

•	impairments of real estate;

•	net gain on sales of real estate;

•	the gain on consolidation related to the acquisition of Brookdale’s interest in 13 CCRCs; and

•	depreciation and amortization expense.
FFO as Adjusted increased primarily as a result of the aforementioned events impacting NAREIT FFO, except for the following, which are excluded from FFO as adjusted:

•	the gain related to the sale of a hospital underlying a DFL; and

•	the increase in credit losses.

AFFO increased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents and the increase in deferred tax benefit, which are excluded from AFFO. The increase in AFFO was partially offset by increased AFFO capital expenditures.
Segment Analysis
The following tables provide selected operating information for our Same-Store and total property portfolio for each of our reportable segments. For the three months ended March 31, 2020, our Same-Store consists of 460 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2019 and that remained in operations under a consistent reporting structure through March 31, 2020. Our total property portfolio consisted of 636 and 663 properties at March 31, 2020 and 2019, respectively.
Senior Housing Triple-Net

The following table summarizes results at and for the three months ended March 31, 2020 and 2019 (dollars in thousands, except per unit data):

	SS			Total Portfolio(1)
	Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019	Change	2020	2019	Change
Rental and related revenues	$21,962	$20,212	$1,750	$33,135	$49,440	$(16,305)
Income from direct financing leases	—	—	—	—	9,391	(9,391)
Noncontrolling interests' share of consolidated joint venture real estate revenues	—	—	—	—	(2)	2
Operating expenses	(49)	(44)	(5)	(506)	(994)	488
Adjustments to NOI	(531)	668	(1,199)	(3,374)	566	(3,940)
Adjusted NOI	$21,382	$20,836	$546	29,255	58,401	(29,146)
Less: non-SS adjusted NOI				(7,873)	(37,565)	29,692
SS adjusted NOI				$21,382	$20,836	$546
Adjusted NOI % change			2.6%
Property count(2)	52	52		64	126
Average capacity (units)(3)	4,861	4,864		6,978	14,642
Average annual rent per unit	$17,635	$17,171		$17,060	$16,226
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)
From our 2019 presentation of Same-Store, we removed 31 senior housing triple-net properties that were sold, 33 senior housing triple-net properties that were transitioned, or we agreed to transition, to SHOP, 9 senior housing triple-net properties that were classified as held for sale, and 1 senior housing triple-net property that was moved to other non-reportable.

(3)	Represents average capacity as reported by the respective tenants or operators for the three-month period.
Same-Store Adjusted NOI increased primarily as a result of annual rent escalations.
Total Portfolio Adjusted NOI decreased primarily as a result of the following Non-Same-Store impacts:

•	the transfer of 21 and 7 senior housing triple-net facilities to our SHOP segment during 2019 and 2020, respectively;

•	the transfer of two senior housing triple-net facilities to our CCRC segment during 2020, and

•	senior housing triple-net facilities sold during 2019 and 2020.
The decrease in Total Portfolio Adjusted NOI is partially offset by the aforementioned increases to Same-Store.

Senior Housing Operating Portfolio

The following table summarizes results at and for the three months ended March 31, 2020 and 2019 (dollars in thousands, except per unit data):

	SS			Total Portfolio(1)
	Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019	Change	2020	2019	Change
Resident fees and services	$40,787	$39,870	$917	$170,961	$126,181	$44,780
Healthpeak’s share of unconsolidated joint venture real estate revenues	20,101	20,220	(119)	25,765	5,649	20,116
Noncontrolling interests' share of consolidated joint venture real estate revenues	(96)	(97)	1	(538)	(472)	(66)
Operating expenses	(30,145)	(29,586)	(559)	(138,130)	(96,947)	(41,183)
Healthpeak's share of unconsolidated joint venture operating expenses	(12,659)	(12,269)	(390)	(17,956)	(4,161)	(13,795)
Noncontrolling interests' share of consolidated joint venture operating expenses	64	63	1	377	350	27
Adjustments to NOI	(114)	338	(452)	531	1,182	(651)
Adjusted NOI	$17,938	$18,539	$(601)	41,010	31,782	9,228
Less: non-SS adjusted NOI				(23,072)	(13,243)	(9,829)
SS adjusted NOI				$17,938	$18,539	$(601)
Adjusted NOI % change			(3.2)%
Property count(2)	50	50		141	112
Average Occupancy	87.0%	87.4%		85.7%	83.4%
Average capacity (units)(3)	6,675	6,676		16,268	12,326
Average annual rent per unit	$48,319	$48,125		$53,852	$44,483
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(2)
From our 2019 presentation of Same-Store, we removed seven SHOP properties that were sold, five SHOP properties that were classified as held for sale, and two SHOP properties that were placed in redevelopment.

(3)	Represents average capacity as reported by the respective tenants or operators for the three-month period.
Same Store Adjusted NOI decreased primarily as a result of the following:

•	additional expenses related to COVID-19 and

•	higher labor costs, partially offset by

•	increased rates for resident fees.
Total Portfolio Adjusted NOI increased primarily as a result of the following Non-Same-Store impacts:

•	increased NOI from (i) 2019 acquisitions and (ii) the transfer of 21 and 7 senior housing triple-net assets to our SHOP segment during 2019 and 2020, respectively; partially offset by

•	decreased NOI from assets sold in 2019 and 2020.

Continuing Care Retirement Community

The following table summarizes results at and for the three months ended March 31, 2020 and 2019 (dollars in thousands, except per unit data):

	SS(1)			Total Portfolio(2)
	Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019	Change	2020	2019	Change
Resident fees and services	$—	$—	$—	$91,780	$—	$91,780
Healthpeak’s share of unconsolidated joint venture real estate revenues	—	—	—	21,647	52,238	(30,591)
Operating expenses	—	—	—	(156,482)	—	(156,482)
Healthpeak's share of unconsolidated joint venture operating expenses	—	—	—	(18,037)	(41,377)	23,340
Adjustments to NOI	—	—	—	91,561	3,452	88,109
Adjusted NOI	$—	$—	$—	30,469	14,313	16,156
Less: non-SS adjusted NOI				(30,469)	(14,313)	(16,156)
SS adjusted NOI				$—	$—	$—
Adjusted NOI % change			—%
Property count	—	—		17	15
Average Occupancy	—	—		86.2%	85.8%
Average capacity (units)(3)	—	—		8,322	7,269
Average annual rent per unit	$—	$—		$65,179	$62,600
_______________________________________

(1)
All CCRC properties have been removed from the Same-Store population as they are classified as held for sale, experienced a change in reporting structure, or underwent an operator transition during the periods presented. As such, no Same-Store results are presented in the table above.

(2)	Total Portfolio includes results of operations from disposed properties and properties that transitioned segments through the disposition or transition date.

(3)	Represents average capacity as reported by the respective tenants or operators for the three-month period.
Total Portfolio Adjusted NOI increased primarily as a result of the following:

•	the acquisition of the remaining 51% interest in 13 communities previously held in a joint venture; and

•	the transfer of two CCRC properties that transitioned from senior housing triple-net to RIDEA structures.

Life Science

The following table summarizes results at and for the three months ended March 31, 2020 and 2019 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019	Change	2020	2019	Change
Rental and related revenues	$82,582	$80,093	$2,489	$128,883	$94,473	$34,410
Noncontrolling interests' share of consolidated joint venture real estate revenues	(31)	(36)	5	(52)	(40)	(12)
Operating expenses	(19,303)	(18,380)	(923)	(30,201)	(21,992)	(8,209)
Noncontrolling interests' share of consolidated joint venture operating expenses	11	11	—	17	13	4
Adjustments to NOI	(1,382)	(1,662)	280	(4,280)	(2,479)	(1,801)
Adjusted NOI	$61,877	$60,026	$1,851	94,367	69,975	24,392
Less: non-SS adjusted NOI				(32,490)	(9,949)	(22,541)
SS adjusted NOI				$61,877	$60,026	$1,851
Adjusted NOI % change			3.1%
Property count(2)	95	95		134	125
Average occupancy	95.2%	96.2%		95.0%	96.6%
Average occupied square feet	5,756	5,818		8,053	6,655
Average annual total revenues per occupied square foot	$56	$54		$62	$55
Average annual base rent per occupied square foot(3)	$52	$53		$50	$44
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties through the disposition date.

(2)
From our 2019 presentation of Same-Store, we removed one life science facility that was sold, three life science facilities that were placed in redevelopment, one life science facility related to a significant tenant relocation, and one life science facility related to a casualty event.

(3)
Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and deferred revenues).

Same-Store Adjusted NOI increased primarily as a result of the following:

•	annual rent escalations;

•	new leasing activity; and

•	mark-to-market lease renewals.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:

•	increased NOI from (i) increased occupancy in developments and redevelopments placed into service in 2019 and 2020 and (ii) acquisitions in 2019, partially offset by

•	decreased NOI from (i) decreased overall portfolio occupancy and (ii) the placement of facilities into redevelopment in 2019 and 2020.

Medical Office

The following table summarizes results at and for the three months ended March 31, 2020 and 2019 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019	Change	2020	2019	Change
Rental and related revenues	$134,276	$132,103	$2,173	$145,146	$142,195	$2,951
Healthpeak’s share of unconsolidated joint venture real estate revenues	673	683	(10)	695	705	(10)
Noncontrolling interests' share of consolidated joint venture real estate revenues	(8,528)	(8,174)	(354)	(8,640)	(8,303)	(337)
Operating expenses	(45,433)	(44,433)	(1,000)	(50,687)	(48,987)	(1,700)
Healthpeak's share of unconsolidated joint venture operating expenses	(275)	(275)	—	(275)	(275)	—
Noncontrolling interests' share of consolidated joint venture operating expenses	2,600	2,397	203	2,600	2,424	176
Adjustments to NOI	(1,214)	(1,794)	580	(1,457)	(1,748)	291
Adjusted NOI	$82,099	$80,507	$1,592	87,382	86,011	1,371
Less: non-SS adjusted NOI				(5,283)	(5,504)	221
SS adjusted NOI				$82,099	$80,507	$1,592
Adjusted NOI % change			2.0%
Property count(2)	252	252		269	272
Average occupancy	91.6%	92.0%		91.2%	91.7%
Average occupied square feet	18,344	18,390		19,204	19,330
Average annual total revenues per occupied square foot	$29	$28		$30	$29
Average annual base rent per occupied square foot(3)	$25	$25		$26	$25
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties through the disposition date.

(2)
From our 2019 presentation of Same-Store, we removed six MOBs that were sold, two MOBs that were classified as held for sale, one MOB that was placed into redevelopment, and one MOB that we intend to demolish.

(3)
Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and deferred revenues).

Same-Store Adjusted NOI increased primarily as a result:

•	mark-to-market lease renewals and

•	annual rent escalations.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned increases to Same-Store and the following Non-Same-Store impacts:

•	increased NOI from 2019 acquisitions; and

•	increased occupancy in former redevelopment and development properties that have been placed into service; partially offset by

•	decreased NOI from MOB sales during 2019 and 2020.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Interest income	$3,688	$1,713	$1,975
Interest expense	58,376	49,327	9,049
Depreciation and amortization	189,276	131,951	57,325
General and administrative	22,349	21,355	994
Transaction costs	14,848	4,518	10,330
Impairments and loan loss reserves (recoveries), net	39,123	8,858	30,265
Gain (loss) on sales of real estate, net	164,869	8,044	156,825
Loss on debt extinguishments	833	—	833
Other income (expense), net	210,608	3,133	207,475
Income tax benefit (expense)	33,044	3,458	29,586
Equity income (loss) from unconsolidated joint ventures	(11,979)	(863)	(11,116)
Noncontrolling interests’ share in earnings	(3,460)	(3,520)	60
Interest income
Interest income increased for the three months ended March 31, 2020 primarily as a result of new development loans and additional funding of existing loans.
Interest expense
Interest expense increased for the three months ended March 31, 2020 as a result of: (i) senior unsecured notes and term loan issuances, (ii) assumed debt in conjunction with real estate acquisitions, and (iii) lower capitalized interest in 2020 as a result of developments placed into service. The increase in interest expense was partially offset by senior unsecured notes redemptions, repurchases, and repayments during 2019.
Depreciation and amortization expense
Depreciation and amortization expense increased for the three months ended March 31, 2020 primarily as a result of: (i) assets acquired during 2019 and 2020, (ii) the acquisition of Brookdale’s interest in and consolidation of 13 CCRCs during the first quarter of 2020, (iii) development and redevelopment projects placed into service during 2019 and 2020, and (iv) the conversion of 14 senior housing triple-net assets to a RIDEA structure in 2019, partially offset by dispositions of real estate throughout 2019 and 2020.
Transaction Costs
Transaction costs increased for the three months ended March 31, 2020 primarily as a result of costs associated with the transition of 13 CCRCs from Brookdale to LCS in January 2020.
Impairments and loan loss reserves (recoveries), net
Impairments and loan loss reserves (recoveries), net increased for the three months ended March 31, 2020 primarily as a result of: (i) committing to a formal plan to sell certain assets and therefore, classifying those assets as held for sale and (ii) the impact of COVID-19 on the estimated sales prices of assets classified as held for sale. While some properties that are classified as held for sale are expected to result in a gain recognized upon disposition, others had a carrying value that exceeded the expected sale proceeds less costs to sell, resulting in an impairment charge during the respective period. The impairment charges recognized in each period vary depending on facts and circumstances related to each asset and are impacted by negotiations with potential buyers, current operations of the assets, and other factors.

Additionally, on January 1, 2020, we adopted ASU 2016-13, which resulted in the implementation of the current expected credit losses model and, generally, the earlier recognition of credit losses (which are recorded in impairments and loan loss reserves (recoveries), net). Accordingly, we have recognized additional credit losses during the first quarter of 2020, which were further increased by the expected economic impact of COVID-19.

Gain (loss) on sales of real estate, net
During the three months ended March 31, 2020, we sold 7 SHOP assets for $36 million and 18 senior housing triple-net for $385 million, resulting in total net gain on sales of real estate of $165 million.
During the three months ended March 31, 2019, we sold nine SHOP assets for $68 million, two senior housing triple-net assets for $26 million, and one undeveloped life science land parcel for $35 million, resulting in total net gain on sales of real estate of $8 million.
Other income (expense), net
Other income (expense), net, increased for the three months ended March 31, 2020 primarily as a result of a $170 million gain on consolidation related to the acquisition of the outstanding equity interests in 13 CCRCs from Brookdale during the first quarter of 2020 and a $42 million gain on sale related to the sale of a hospital underlying a DFL during the first quarter of 2020.
Income tax benefit (expense)
Income tax benefit increased for the three months ended March 31, 2020 primarily as a result of the tax benefits related to the transactions agreed to in the 2019 MTCA with Brookdale, including the management termination fee expense paid to Brookdale in connection with transitioning management of 13 CCRCs to LCS, and the extension of the net operating loss carryback period provided by the CARES Act.
Equity income (loss) from unconsolidated joint ventures
Equity income (loss) from unconsolidated joint ventures decreased for the three months ended March 31, 2020 as a result of net losses from an unconsolidated joint venture owning 19 SHOP assets that was formed in December 2019, partially offset by a gain on sale of one asset in an unconsolidated joint venture during the first quarter of 2020.
Liquidity and Capital Resources
We anticipate that our cash flow from operations, available cash balances and cash from our various financing activities will be adequate for at least the next 12 months for purposes of: (i) funding recurring operating expenses; (ii) meeting debt service requirements; and (iii) satisfying our distributions to our stockholders and non-controlling interest members. During the three months ended March 31, 2020, distributions to shareholders and noncontrolling interest holders exceeded cash flows from operations by approximately $102 million. Distributions were made using a combination of cash flows from operations, funds available under our revolving line of credit, proceeds from the sale of properties, and other sources of cash available to us.
Our principal investing liquidity needs for the next 12 months are to:

•	fund capital expenditures, including tenant improvements and leasing costs and

•	fund future acquisition, transactional and development activities.
We anticipate satisfying these future investing needs using one or more of the following:

•	cash flow from operations;

•	sale or exchange of ownership interests in properties or other investments;

•	borrowings under our revolving line of credit facility and unsecured commercial paper program;

•	issuance of additional debt, including unsecured notes, term loans and mortgage debt; and/or

•	issuance of common or preferred stock or its equivalent.
Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our Revolving Facility and 2019 Term Loan accrue interest at a rate per annum equal to LIBOR plus a margin that depends upon the credit ratings of our senior unsecured long term debt. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. As of May 4, 2020, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global and Fitch, and short-term credit ratings of P-2, A-2, and F2 from Moody’s, S&P Global, and Fitch, respectively.
A downgrade in credit ratings by Moody’s, S&P Global, and Fitch may have a negative impact on the interest rates and facility fees for our Revolving Facility and 2019 Term Loan. Refer to “COVID-19” above and “Item 1A, Risk Factors” for a more comprehensive discussion of the potential impact of COVID-19 on the Company’s business.

Cash Flow Summary
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Net cash provided by (used in) operating activities	$95,042	$158,582	$(63,540)
Net cash provided by (used in) investing activities	(151,011)	(160,277)	9,266
Net cash provided by (used in) financing activities	761,421	8,521	752,900
Operating Cash Flows
The decrease in operating cash flow is primarily the result of a reduction in income related to (i) the termination fee paid to Brookdale in conjunction with the CCRC Acquisition, (ii) dispositions during 2019 and 2020, (iii) occupancy declines and higher labor costs within our SHOP segment, (iv) additional expenses related to COVID-19, and (v) increased interest paid as a result of new debt issuances and debt assumed in conjunction with real estate acquisitions. The decrease in operating cash flow is partially offset by: (i) 2019 and 2020 acquisitions, (ii) annual rent increases, (iii) new leasing activity, and (iv) developments and redevelopments placed in service during 2019 and 2020. Our cash flow from operations is dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors.
Investing Cash Flows
The following are significant investing activities for the three months ended March 31, 2020:

•	made investments of $657 million primarily related to the acquisition, development, and redevelopment of real estate and funding of a participating development loan and

•	received net proceeds of $506 million primarily from sales of real estate assets.
The following are significant investing activities for the three months ended March 31, 2019:

•	made investments of $289 million primarily related to the acquisition, development, and redevelopment of real estate; and

•	received net proceeds of $129 million primarily from sales of real estate assets.
Financing Cash Flows
The following are significant financing activities for the three months ended March 31, 2020:

•	made net repayments of $98 million primarily under our bank line of credit and commercial paper program;

•	issued common stock of $1.1 billion; and

•	paid cash dividends on common stock of $189 million.
The following are significant financing activities for the three months ended March 31, 2019:

•	made net borrowings of $193 million under our bank line of credit, senior unsecured notes and mortgage debt; and

•	paid cash dividends on common stock of $177 million.
Debt
See Note 9 to the Consolidated Financial Statements for additional information about our outstanding debt.
Approximately 96% and 95% of our consolidated debt, inclusive of $42 million and $43 million of variable rate debt swapped to fixed through interest rate swaps, was fixed rate debt as of March 31, 2020 and 2019, respectively. At March 31, 2020, our fixed rate debt and variable rate debt had weighted average interest rates of 3.94% and 1.99%, respectively. At March 31, 2019, our fixed rate debt and variable rate debt had weighted average interest rates of 4.04% and 3.19%, respectively. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.

Equity
At March 31, 2020, we had 538 million shares of common stock outstanding, equity totaled $7.8 billion, and our equity securities had a market value of $13.0 billion.
At March 31, 2020, non-managing members held an aggregate of five million units in seven limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At March 31, 2020, the DownREIT units were convertible into approximately seven million shares of our common stock.
At-The-Market Program
In February 2020, we terminated our 2019 ATM Program and concurrently established a new at-the-market equity offering program (the “2020 ATM Program”). In addition to the issuance and sale of shares of our common stock, we may also enter into one or more forward sales agreements with sales agents for the sale of our shares of common stock under our 2020 ATM Program.
During the quarter ended March 31, 2020, we settled all 16.8 million shares previously outstanding under ATM forward contracts at a weighted average net price of $31.38 per share, after commissions, resulting in net proceeds of $528 million.
At March 31, 2020, approximately $1.25 billion of our common stock remained available for sale under the 2020 ATM Program. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any of the remaining shares under our 2020 ATM Program.
See Note 11 to the Consolidated Financial Statements for additional information about our 2020 ATM Program, including equity sales during the three months ended March 31, 2020.
November 2019 Forward Equity Offering
In November 2019, we entered into a forward equity sales agreement to sell an aggregate of 15.6 million shares of our common stock (including shares sold through the exercise of underwriters’ options) at an initial net price of $34.46 per share, after underwriting discounts and commissions, which was subject to adjustments for: (i) accrued interest, (ii) the forward purchasers’ stock borrowing costs, and (iii) certain fixed price reductions during the term of the agreement. During the three months ended March 31, 2020, we settled all 15.6 million shares under the 2019 forward equity sales agreement at a weighted average net price of $34.18 per share resulting in net proceeds of $534 million.
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
Contractual Obligations and Off-Balance Sheet Arrangements
Our commitments related to development and redevelopment projects decreased by $77 million, to $284 million at March 31, 2020 when compared to December 31, 2019, primarily as a result of completed development and redevelopment projects. There have been no other material changes, outside of the ordinary course of business, to these contractual obligations during the three months ended March 31, 2020.
Our commitments related to debt have materially changed since December 31, 2019 as a result of paydowns on our Commercial Paper Program. As of March 31, 2020, we had no balance outstanding under our Commercial Paper Program. See Note 9 to the Consolidated Financial Statements for additional information about our debt commitments.
We own interests in certain unconsolidated joint ventures as described in Note 7 to the Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment in the joint ventures and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except for commitments and operating leases included in our Annual Report on Form 10-K for the year ended December 31, 2019 in “Contractual Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NAREIT FFO, FFO as Adjusted and AFFO (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net income (loss) applicable to common shares	$277,464	$61,029
Real estate related depreciation and amortization	189,276	131,951
Healthpeak's share of real estate related depreciation and amortization from unconsolidated joint ventures	29,610	15,077
Noncontrolling interests' share of real estate related depreciation and amortization	(4,852)	(4,920)
Other real estate-related depreciation and amortization	1,237	2,085
Loss (gain) on sales of real estate, net	(164,869)	(8,044)
Healthpeak's share of loss (gain) on sales of real estate, net, from unconsolidated joint ventures	(7,729)	—
Loss (gain) upon change of control, net(1)	(167,434)	—
Taxes associated with real estate dispositions	(11,876)	—
Impairments (recoveries) of depreciable real estate, net	30,722	8,858
NAREIT FFO applicable to common shares	171,549	206,036
Distributions on dilutive convertible units and other	1,637	1,795
Diluted NAREIT FFO applicable to common shares	$173,186	$207,831

Weighted average shares outstanding - diluted NAREIT FFO	513,123	483,671

Impact of adjustments to NAREIT FFO:
Transaction-related items(2)	$92,379	$5,889
Other impairments (recoveries) and other losses (gains), net(3)	(33,306)	—
Loss on debt extinguishments	(833)	—
Litigation costs (recoveries)	106	128
Foreign currency remeasurement losses (gains)	10	(28)
Tax rate legislation impact(4)	(2,892)	—
Total adjustments	$55,464	$5,989

FFO as Adjusted applicable to common shares	$227,013	$212,025
Distributions on dilutive convertible units and other	1,549	1,780
Diluted FFO as Adjusted applicable to common shares	$228,562	$213,805

Weighted average shares outstanding - diluted FFO as Adjusted	513,123	483,671

	Three Months Ended March 31,
	2020	2019
FFO as Adjusted applicable to common shares	$227,013	$212,025
Amortization of deferred compensation	3,987	3,590
Amortization of deferred financing costs	2,582	2,699
Straight-line rents	(6,229)	(6,246)
AFFO capital expenditures	(21,791)	(19,220)
Lease restructure payments	291	288
CCRC entrance fees(5)	—	3,496
Deferred income taxes(6)	4,787	(3,732)
Other AFFO adjustments(7)	(3,064)	(1,429)
AFFO applicable to common shares	207,576	191,471
Distributions on dilutive convertible units and other	1,638	1,794
Diluted AFFO applicable to common shares	$209,214	$193,265

Weighted average shares outstanding - diluted AFFO	513,123	483,671

	Three Months Ended March 31,
	2020	2019
Diluted earnings per common share	$0.54	$0.13
Depreciation and amortization	0.42	0.30
Loss (gain) on sales of real estate, net	(0.33)	(0.02)
Loss (gain) upon change of control, net(1)	(0.33)	—
Taxes associated with real estate dispositions	(0.02)	—
Impairments (recoveries) of depreciable real estate, net	0.06	0.02
Diluted NAREIT FFO per common share	$0.34	$0.43
Transaction-related items(2)	0.18	0.01
Other impairments (recoveries) and other losses (gains), net(3)	(0.06)	—
Tax rate legislation impact(4)	(0.01)	—
Diluted FFO as Adjusted per common share	$0.45	$0.44
_______________________________________

(1)
For the three months ended March 31, 2020, relates to the gain on consolidation of 13 continuing care retirement communities in which we acquired Brookdale's interest and began consolidating during the first quarter of 2020. The gain upon change of control is included in other income (expense), net in the consolidated statements of operations.

(2)
For the three months ended March 31, 2020, includes the termination fee and transition fee expenses related to terminating the management agreements with Brookdale for 13 CCRCs and transitioning those communities to LCS, partially offset by the tax benefit recognized related to those expenses. The expense related to terminating the CCRC management agreements with Brookdale is included in operating expenses in the consolidated statement of operations for the three months ended March 31, 2020.

(3)
For the three months ended March 31, 2020, includes the gain on sale of a hospital that was in a direct financing lease ("DFL"), partially offset by $8 million of additional reserves for loan losses under the new current expected credit losses accounting standard in accordance with ASC 326, Financial Instruments – Credit Losses. The $42 million gain on sale of the hospital that was in a DFL is included in other income (expense), net in the consolidated statement of operations for the three months ended March 31, 2020.

(4)	For the three months ended March 31, 2020, represents the tax benefit of the CARES Act extending the net operating loss carryback period to five years.

(5)
In connection with the acquisition of the remaining 51% interest in the CCRC JV in January 2020, we consolidated the 13 communities in the CCRC JV and recorded the assets and liabilities at their acquisition date relative fair values, including the CCRC contract liabilities associated with previously collected non-refundable entrance fees. In conjunction with increasing those CCRC contract liabilities to their fair value, we concluded that we will no longer adjust for the timing difference between non-refundable entrance fees collected and amortized as we believe the amortization of these fees is a meaningful representation of how we satisfy the performance obligations of the fees. As such, upon consolidation of the CCRC assets, we no longer exclude the difference between CCRC entrance fees collected and amortized from the calculation of AFFO. For comparative periods presented, the adjustment continues to represent our 49% share of non-refundable entrance fees collected by the CCRC JV, net of reserves and net of CCRC JV entrance fee amortization.

(6)	For the three months ended March 31, 2020, includes an $8 million current tax refund receivable due to the changes in tax legislation enacted under the CARES Act.

(7)
Primarily includes our share of AFFO capital expenditures from unconsolidated joint ventures, partially offset by noncontrolling interests' share of AFFO capital expenditures from consolidated joint ventures.

For a reconciliation of NOI and Adjusted NOI to net income (loss), refer to Note 13 to the Consolidated Financial Statements. For a reconciliation of Same-Store NOI and Adjusted NOI to total portfolio NOI and Adjusted NOI by segment, refer to the analysis of each segment in “Results of Operations” above.

Critical Accounting Policies and Recent Accounting Pronouncements
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements. There have been no significant changes to our critical accounting policies during 2020 other than those resulting from new accounting standards (see Note 2 to the Consolidated Financial Statements).
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
Interest Rate Risk.  At March 31, 2020, our exposure to interest rate risk is primarily on our variable rate debt. At March 31, 2020, $42 million of our variable-rate debt was hedged by interest rate swap transactions. The interest rate swaps are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable-rate debt to fixed interest rates.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. A one percentage point increase or decrease in interest rates would change the fair value of our fixed rate debt by approximately $339 million and $364 million, respectively, and would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point change in our interest rate related to the variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance at March 31, 2020, our annual interest expense and interest income would increase by approximately $3 million and $1 million, respectively.
Market Risk.  We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength, and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At March 31, 2020, both the fair value and carrying value of marketable debt securities was $20 million.

Item 4.  Controls and Procedures
Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.
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
Risks Related to Our Business and Operations

The COVID-19 pandemic and health and safety measures intended to reduce its spread have adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.
Beginning in late 2019, a novel strain of Coronavirus (“COVID-19”) began to spread throughout the world, including the United States, ultimately being declared a pandemic by the World Health Organization. Over the past several months, global health concerns and increased efforts to reduce the spread of the COVID-19 pandemic have prompted federal, state and local governments to restrict normal daily activities, and have resulted in travel bans, quarantines, “shelter-in-place” orders requiring individuals to remain in their homes other than to conduct essential services or activities, as well as business limitations and shutdowns. These health and safety measures, which may remain in place for a significant amount of time, are placing a substantial strain on the business operations of many of our tenants and operators. In many cases, these measures have limited and continue to limit their ability to conduct their normal businesses operations and comply with their rent and other financial obligations to us.
Within our senior housing portfolio, we expect occupancy rates to decline due to a reduction in new tenant move-ins due to “shelter-in-place” orders, stricter move-in criteria, lower inquiry volumes, and reduced in-person tours, as well as incidences of COVID-19 outbreaks at our facilities or the perception that outbreaks may occur. Outbreaks, which directly affect our residents and the employees at our senior housing facilities, could materially and adversely disrupt operations, as well as cause significant reputational harm to us and our operators. Our senior housing property operators are also facing material cost increases as a result of higher demands for staffing and increased usage and inventory of critical medical supplies and personal protective equipment. At our SHOP facilities, we bear these material cost increases. We also temporarily suspended development and redevelopment projects in the greater San Francisco and Boston areas as a result of the “shelter-in-place” orders as well as across our senior housing portfolio in connection with state and federal guidelines. Although some of these development and redevelopment projects have been allowed to restart, future local, state or federal orders could cause us to re-suspend construction. Other projects remain suspended and we do not know when we will be able to restart construction. In locations where construction continues, construction workers are following applicable guidelines, including appropriate social distancing, limitations on large group gatherings in close proximity, and increased sanitation efforts, which may slow the pace of construction. Furthermore, our planned dispositions may not occur within the expected time or at all because of buyer terminations or withdrawals related to the pandemic, capital constraints or other factors relating to the pandemic.
Within our medical office portfolio, many physician practices have discontinued nonessential surgeries and procedures due to “shelter-in-place” and other health and safety measures, which has negatively impacted their cash flows. We have implemented a deferred rent program for May and June 2020 that is limited to certain non-health system and non-hospital tenants in good standing, which is estimated to reduce our cash flow during this period, although we are requiring that the deferred rent be repaid ratably over the remaining months until the end of 2020. We are also experiencing and expect to continue to experience a decline in new leasing activity through the duration of the COVID-19 pandemic.

Within our life science portfolio, we are experiencing and expect to continue to experience a decline in new leasing activity through the duration of the COVID-19 pandemic. As a result of governmental restrictions on business activities, particularly in the greater San Francisco and Boston areas, we have also temporarily suspended development, redevelopment and tenant improvement projects at many of our life science properties and, in regions where we are able to continue such projects (such as San Diego), we are experiencing time delays as a result of the implementation of health and safety protocols related to social distancing and proper hygiene and sanitization.
The COVID-19 pandemic subjects our business and the businesses of our tenants and operators to various risks and uncertainties that have significantly affected and could materially adversely affect our business, results of operations and financial condition for at least the pendency of the COVID-19 pandemic and possibly longer, including the following:

•
rent deferrals or delays in rent commencement for many of our tenants, which we have granted to date for tenants within our medical office and life science segments, will result in a significant decrease in our cash receipts during the period of the deferrals;

•	material cost increases at our SHOP facilities, for which we are responsible;

•
non-payment of contractual obligations by our tenants or operators, and any limitations on our ability to enforce our lease agreements or management agreements with our tenants or operators, as applicable, as a result of any federal, state or local restrictions on tenant evictions for failure to make contractual rent payments, which may result in higher reserves for bad debt;

•
our tenants, operators or borrowers becoming insolvent or initiating bankruptcy or similar proceedings, which would adversely affect our ability to collect rent or interest payments from such tenants or borrowers, as applicable, and result in increased costs to us, as well as decreased revenues;

•
the complete or partial closures of, or other operational issues at, one or more of our properties resulting from government action or directives, which may intensify the risk of rent deferrals or non-payment of contractual obligations by our tenants or operators;

•	any possession taken of our properties, in whole or in part, by governmental authorities for public purposes in eminent domain proceedings;

•
the likelihood that we will amend existing lease agreements and existing rental terms, with our tenants, and management agreements and existing fee structures, with our RIDEA operators, particularly in our senior housing portfolio, which would have an adverse effect on our revenues and results of operations;

•
increased costs or delays that may result if we determine to reposition or transition any of our currently-leased properties to another tenant or operator, which could adversely impact our revenues and results of operations;

•
the impact on our results of operations and financial condition resulting from (i) suspensions or delays in development and redevelopment activities and tenant improvement projects, including due to shelter-in-place orders, local, state and federal guidelines, delays caused by slow-downs in construction as a result of implementing social distancing and other health and safety protocols, or delays caused by a shortage of construction materials or labor, as well as potential postponement of rent commencement dates due to delays in tenant improvement projects, and (ii) an expected decrease in acquisitions and dispositions of properties compared to historical levels;

•	the need to provide sell-side financing in order to dispose of certain properties in our portfolio at acceptable prices;

•
the impact on our tenants or operators, particularly in our senior housing portfolio, of lawsuits related to COVID-19 outbreaks that have occurred or may occur at our properties and the potential that insurance coverage may not be sufficient to cover any potential losses;

•	material increases in our insurance costs and larger deductibles;

•	significant expenses likely to be incurred in connection with our pursuit of creditor rights resulting from operator and tenant defaults and insolvency;

•
a potential downgrade of our issuer and long-term credit rating following the change in our outlook from “stable” to “negative” by Moody’s, which could increase our cost of capital and any future debt financing;

•
refusal or failure by one or more of our lenders under our credit facility to fund their financing commitments to us as a result of lender liquidity and/or viability challenges, which financing commitments we may not be able to replace on favorable terms, or at all;

•	the likelihood that conditions related to the COVID-19 pandemic may require us to recognize impairments of long-lived assets or credit losses related to loans receivable;

•
the impact on our business if our executive officers, management team or a significant percentage of our employees are unable to continue to work because of illness caused by COVID-19, as well as the significant time and attention devoted by our management team to monitor the COVID-19 pandemic and seek to mitigate its effect on our business; and

•
the deterioration of state and local economic conditions and job losses, particularly in San Francisco, San Diego and Boston, which may decrease demand for and occupancy levels at our life science properties and cause our rental rates and property values to be negatively impacted.

The impact of the COVID-19 pandemic on our SHOP properties managed in RIDEA structures may have a more significant impact on our results of operations on a relative basis because we receive cash flow from the operations of the property (as compared to only receiving contractual rent from a third-party tenant-operator under a triple-net lease structure), and we also bear all operational risks and liabilities associated with the operation of those properties, other than those arising out of certain actions by our operator, such as gross negligence or willful misconduct. Accordingly, any impact from the COVID-19 pandemic directly affecting one of our SHOP properties, including lower net operating income caused by decreased revenues that may result from declines in occupancy or otherwise, and increased expenses, could have a more direct and immediate impact on our results of operations than such an impact affecting one of our triple-net leased properties in our senior housing portfolio. For example, increased operating expenses at our SHOP properties, including due to labor shortages, as well as increased screening and protective measures intended to prevent an outbreak and/or slow the spread of a COVID-19 outbreak, could adversely affect the cash flow from operations we receive from the affected SHOP property. Alternatively, our RIDEA operators who are adversely affected by the COVID-19 pandemic may request revisions to their management agreements and existing fee structures in order to reduce the amount of cash from operations that flows directly to us. In addition, because we bear all operational risks and liabilities related to our SHOP properties, other than those arising out of certain actions by our operator, such as gross negligence or willful misconduct, we may be directly adversely impacted by potential lawsuits related to COVID-19 outbreaks that have occurred or may occur at those properties, and our insurance coverage may not be sufficient to cover any potential losses. The same factors may also affect our triple net lease tenants and may limit their ability to pay the contractual rent when due.
Additionally, the COVID-19 pandemic could increase the magnitude of many of the other risks described herein and elsewhere in this Quarterly Report may have other adverse effects on our operations that we are not currently able to predict. For example, we may be required to delay or limit our acquisition and disposition strategies in the short and medium-term by, for example, redirecting significant resources and management attention away from seeking attractive acquisitions and limiting any plans for dispositions given a potentially smaller pool of potential buyers who could face difficulties in obtaining financing and the potential negative impact the pandemic could have on the value of any assets we are seeking to sell. The COVID-19 pandemic has also resulted in significant volatility in the local, national and global financial markets, and we may be unable to obtain any required financing on favorable terms or on a timely basis or at all.
The extent of the impact of the COVID-19 pandemic on our business and financial results will depend on future developments, including the duration, severity and spread of the pandemic, health and safety actions taken to contain its spread, any possible resurgence of COVID-19 that may occur after the initial outbreak subsides and how quickly and to what extent normal economic and operating conditions can resume within the markets in which we operate, each of which are highly uncertain at this time and outside of our control. Even after the COVID-19 pandemic has ultimately subsided, we may continue to experience adverse impacts to our business and financial results as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. The adverse impact of the COVID-19 pandemic on our business, results of operations and financial condition could be material.
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

We have limited rights to direct or influence the business or operations of these properties. However, as the owner of the property under a RIDEA structure, our TRS, and hence we, are ultimately responsible for all operational risks and other liabilities of the property, other than those arising out of certain actions by our operator, such as gross negligence or willful misconduct. Operational risks include, and our resulting revenues therefore depend on, among other things: (i) occupancy rates; (ii) the entrance fees and rental rates charged to residents; (iii) Medicare and Medicaid reimbursement rates, to the extent applicable; (iv) our operators’ reputations and ability to attract and retain residents; (v) general economic conditions and market factors that impact seniors which may be exacerbated by the COVID-19 pandemic, including the ongoing economic downturn and high unemployment rates; (vi) competition from other senior housing providers; (vii) compliance with federal, state, local and industry-regulated licensure, certification and inspection laws, regulations and standards; (viii) litigation involving our properties or residents/patients, including but not limited to litigation related to COVID-19; (ix) the availability and cost of general and professional liability insurance coverage or increases in insurance policy deductibles; and (x) the ability to control operating expenses, which have increased and may materially increase due to the COVID-19 pandemic. Although we are permitted under a RIDEA structure to have certain general oversight approval rights (e.g., budgets, material contracts, etc.) and the right to review operational and financial reporting information, our operators are ultimately in control of the day-to-day business of the property. As a result, we have limited rights to direct or influence the business or operations of our properties in the SHOP segment and we depend on our operators to operate these properties in a manner that complies with applicable law, minimizes legal risk and maximizes the value of our investment. The failure by our operators to adequately manage these risks could have a material adverse effect on our business, results of operations and financial condition.
When we use a RIDEA structure, our TRS is generally required to be the holder of the applicable healthcare license and is the entity that is enrolled in government healthcare programs (e.g., Medicare, Medicaid), where applicable. As the holder of a healthcare license, our TRS and we (through our ownership interest in our TRS) are subject to various regulatory laws. Most states regulate and inspect healthcare property operations, patient care, construction and the safety of the physical environment. However, we are required under RIDEA to rely on our operators to oversee and direct these aspects of the properties’ operations to ensure compliance with these applicable laws and regulations including “shelter-in-place” orders and other health and safety measures. If one or more of our healthcare properties fails to comply with applicable laws, our TRS would be responsible (except in limited circumstances, such as the gross negligence or willful misconduct of our operators, where we would have a contractual claim against them), which could subject our TRS to penalties including loss or suspension of licenses and certificates of need, certification or accreditation, exclusion from government healthcare programs (i.e., Medicare, Medicaid), administrative sanctions and civil monetary penalties. Some states also reserve the right to sanction affiliates of a licensee when they take administrative action against the licensee. Additionally, when we receive individually identifiable health information relating to residents of our healthcare properties, we are subject to federal and state data privacy and security laws and rules, and could be subject to liability in the event of an audit, complaint, cybersecurity attack or data breach. Furthermore, our TRS has exposure to professional liability claims that could arise out of resident claims, such as quality of care, and the associated litigation costs.
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
Decreases in our tenants’, operators’ or borrowers’ revenues, or increases in their expenses, could affect their ability to meet their financial and other contractual obligations to us, and could result in amendments to these obligations that have a material adverse effect on our results of operations and financial condition.
Our leases consist of triple-net leases, in which we lease our properties directly to tenants and operators, as well as RIDEA leases, in which we lease our properties to an affiliate TRS that enters into a management agreement with an eligible independent contractor, or operator, to manage and oversee the day-to-day business and operations of the properties. We are also a direct or indirect lender to various tenants and operators and separately provide loans to certain third parties. We have very limited control over the success or failure of our tenants’, operators’ and borrowers’ businesses, regardless of the structure of our relationship with them. Any of our triple-net tenants or operators under a RIDEA structure may experience a downturn in their business that materially weakens their financial condition. For example, our triple-net tenants and operators under a RIDEA structure have experienced a significant downturn in their businesses due to the COVID-19 pandemic, including as a result of interruptions in their operations, lost revenues, increased costs, financing difficulties and labor shortages. As a result, they may be unable or unwilling to make payments or perform their obligations when due. Although we generally have arrangements and other agreements that give us the right under specified circumstances to terminate a lease, evict a tenant or terminate our operator, or demand immediate repayment of outstanding loan amounts or other obligations to us, we may not be able to enforce such rights or we may determine not to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.

Our senior housing tenants and our SHOP segment under a RIDEA structure primarily depend on private sources for their revenues and the ability of their patients and residents to pay fees. Costs associated with independent and assisted living services are not generally reimbursable under governmental reimbursement programs such as Medicare and Medicaid. Accordingly, our tenants and operators of our SHOP segments depend on attracting seniors with appropriate levels of income and assets, which may be affected by many factors, including: (i) prevailing economic and market trends, including the ongoing economic downturn and high unemployment rates; (ii) consumer confidence; (iii) demographics; (iv) property condition and safety; (v) public perception about such properties; and (vi) social and environmental factors. Consequently, if our tenants or operators on our behalf fail to effectively conduct their operations, or to maintain and improve our properties, it could adversely affect our business reputation as the owner of the properties, as well as the business reputation of our tenants or operators and their ability to attract and retain patients and residents in our properties, which could have a materially adverse effect on our and our tenant’s or operator’s business, results of operations and financial condition. Further, if widespread default or nonpayment of outstanding obligations from a large number of tenants or operators occurs at a time when terminating such agreement or replacing such tenants or operators may be extremely difficult or impossible, including as a result of the COVID-19 pandemic, we may elect instead to amend such agreements with such tenants or operators. However, such amendment may be on terms that are less favorable to us than the original agreement and may have a material adverse effect on our results of operations and financial condition.
Our senior housing tenants and our SHOP segment under a RIDEA structure also rely on reimbursements from governmental programs for a portion of the revenues from certain properties. Changes in reimbursement policies and other governmental regulation, such as potential changes to, or repeal of, the Patient Protection and Affordable Care Act, along with the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), that may result from actions by Congress or executive orders, may result in reductions in our tenants’ revenues or in our revenues from our RIDEA structures, operations and cash flows and affect our tenants’ ability to meet their obligations to us or our financial performance through a RIDEA structure. In addition, failure to comply with reimbursement regulations or other laws applicable to healthcare providers could result in penalties, fines, litigation costs, lost revenue or other consequences, which could adversely impact our tenants’ ability to make contractual rent payments to us under a triple-net lease or our cash flows from operations under a RIDEA structure. For a further discussion of the legislation and regulation that are applicable to us and our tenants, operators and borrowers, see “–The requirements of, or changes to, government reimbursement programs such as Medicare or Medicaid, may adversely affect our tenants’, operators’ and borrowers’ ability to meet their financial and other contractual obligations to us.”
Revenues of our senior housing tenants and our SHOP segment under a RIDEA structure are also dependent on a number of other factors, including licensed bed capacity, occupancy, the healthcare needs of residents, the rate of reimbursement, the income and assets of seniors in the regions in which we own properties, and social and environmental factors. For example, due to generally increased vulnerability to illness, COVID-19 has resulted, and another epidemic or pandemic, a severe flu season or any other widespread illness could result in early move-outs or delayed move-ins during quarantine periods or during periods when actual or perceived risks of such illnesses are heightened, which have, and could continue to reduce our operators’ revenues. Additionally, new and evolving payor and provider programs in the United States, including but not limited to Medicare Advantage, Dual Eligible, Accountable Care Organizations, Bundled Payments and other value-based reimbursement arrangements, have resulted in reduced reimbursement rates, average length of stay and average daily census, particularly for higher acuity patients. If our tenants fail to maintain revenues sufficient to meet their financial obligations to us, our business, results of operations and financial condition would be materially adversely affected. Similarly, if our operators under a RIDEA structure underperform, our business, results of operations and financial condition would also be materially adversely affected.
Our tenants and operators may seek to offset losses by obtaining funds under the recently adopted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) or other similar legislative initiatives at the state and local level. Receipt of these funds is subject to a detailed application and approval process and in some cases, entails certain operating restrictions. It is indeterminable when and if these government funds will ultimately flow to our tenants and operators as well as the effect that receipt of these funds may have (if any) in materially offsetting the cash flow disruptions experienced by them. If they are unable to obtain these funds within a reasonable time period or at all, or the conditions precedent to accepting these funds are overly burdensome or not feasible, it may substantially affect their ability to make payments or perform their obligations when due to us.

Imposition of laws or regulations prohibiting eviction of our tenants, even on a temporary basis, could have a material adverse effect on our revenues if our tenants fail to make their contractual rent payments to us.
Various federal, state and local governments have enacted and may continue to enact laws, regulations and moratoriums or take other actions which could limit our ability to evict tenants until such laws, regulations or moratoriums are reversed or lifted. In particular, many state and local governments have implemented eviction moratoriums as a result of the COVID-19 pandemic which generally apply to both residential and commercial tenants. Although many of these moratoriums are expected to be temporary in nature, they may be extended for a significant period of time until the COVID-19 pandemic subsides. Although we generally have arrangements and other agreements that give us the right under specified circumstances to terminate a lease or evict a tenant for nonpayment of contractual rent, such laws, regulations and moratoriums will generally prohibit our ability to begin eviction proceedings even where no rent or only partial rent is being paid for so long as such law, regulation or moratorium remains in effect. Further, under current laws and regulations, eviction proceedings for delinquent tenants are already costly and time-consuming, and, if there are existing backlogs or backlogs develop in courts due to higher than normal eviction proceedings, whether or not due to an increase in eviction proceedings after the COVID-19 pandemic, we may incur significant costs and it may take a significant amount of time to ultimately evict any tenant who is not meeting their contractual rent obligations. If we are restricted, delayed or prohibited from evicting tenants for failing to make contractual rent payments, our business, results of operations and financial condition may be materially adversely impacted.
Increased competition, operating costs and market changes have resulted and may further result in lower net revenues for some of our tenants, operators and borrowers and may affect their ability to meet their financial and other contractual obligations to us.
The healthcare industry is highly competitive. The occupancy levels at, and rental income from, our properties are dependent on our ability and the ability of our tenants, operators and borrowers to compete with other tenants and operators on a number of different levels, including the quality of care provided, reputation, the physical appearance of a property, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, and the size and demographics of the population in the surrounding area. In addition, our tenants, operators and borrowers face an increasingly competitive labor market for skilled management personnel and nurses, which has been compounded by the COVID-19 pandemic. An inability to attract and retain skilled management personnel and nurses and other trained personnel could negatively impact the ability of our tenants, operators and borrowers to meet their obligations to us. A shortage of nurses or other trained personnel, union activities or general inflationary pressures on wages may force tenants, operators and borrowers to enhance pay and benefits packages to compete effectively for skilled personnel, or to use more expensive contract personnel, but they be unable to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses or any failure by our tenants, operators or borrowers to attract and retain qualified personnel could adversely affect our cash flow and have a materially adverse effect on our business, results of operations and financial condition.
Our tenants, operators and borrowers also compete with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. This competition, which is due, in part, to over-development in some segments in which we invest, as well as a result of COVID-19 outbreaks at senior housing communities or the negative public perception that such outbreak may occur, has caused the occupancy rate of newly constructed buildings to slow or decline, and the monthly rate that many newly built and previously existing properties were able to obtain for their services to decrease. Our tenants, operators and borrowers may be unable to achieve and maintain occupancy and rate levels, and to manage their expenses, in a way that will enable them to meet all of their obligations to us. Further, many competing companies may have resources and attributes that are superior to those of our tenants, operators and borrowers, which may also allow them to better withstand the impact of COVID-19. Our tenants, operators and borrowers may encounter increased competition that could limit their ability to maintain or attract residents or expand their businesses or to manage their expenses, which could materially adversely affect their ability to meet their financial and other contractual obligations to us, potentially decreasing our revenues, impairing our assets and/or increasing collection and dispute costs.
The financial deterioration, insolvency or bankruptcy of one or more of our major tenants, operators or borrowers could have a material adverse effect on our business, results of operations and financial condition.
A downturn in any of our tenants’, operators’ or borrowers’ businesses, including downturns currently being experienced due to the COVID-19 pandemic, has led and could continue to lead to voluntary or involuntary bankruptcy or similar insolvency proceedings, including but not limited to assignment for the benefit of creditors, liquidation, or winding-up. Bankruptcy and insolvency laws afford certain rights to a defaulting tenant, operator or borrower that has filed for bankruptcy or reorganization that may render certain of our remedies unenforceable or, at the least, delay our ability to pursue such remedies and realize any related recoveries. For example, we cannot evict a tenant or operator solely because of its bankruptcy filing.

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
We concentrate our investments in the healthcare property sector. As a result, we are subject to risks inherent to investments in a single industry. A downturn or slowdown in the healthcare property sector, such as the current downturn related to the COVID-19 pandemic, has had and may continue to have a greater adverse impact on our business than if we had investments in multiple industries. Specifically, the current downturn related to the COVID-19 pandemic, including the ongoing economic downturn and high unemployment rates, or future downturns could negatively impact the ability of our tenants, operators and borrowers to meet their obligations to us, as well as the ability to maintain historical rental and occupancy rates, which would have a material adverse effect on our business, financial condition and results of operations. In addition, the current or a future downturn or slowdown in the healthcare property sector could have a material adverse effect on the value of our properties and our ability to sell properties at prices or on terms acceptable or favorable to us.
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

Tenants and operators that fail to comply with federal, state, local and international laws and regulations, including resident health and safety requirements, as well as licensure, certification and inspection requirements, may cease to operate or be unable to meet their financial and other contractual obligations to us.
Our tenants, operators and borrowers are subject to or impacted by extensive, frequently changing federal, state, local and international laws and regulations. These laws and regulations include, among others: (i) laws protecting consumers against deceptive practices; (ii) laws relating to the operation of our properties and how our tenants and operators conduct their business, such as fire, health and safety, data security and privacy laws; (iii) federal and state laws affecting hospitals, clinics and other healthcare communities that participate in both Medicare and Medicaid that specify reimbursement rates, pricing, reimbursement procedures and limitations, quality of services and care, background checks, food service and physical plants, and similar foreign laws regulating the healthcare industry; resident rights laws (including abuse and neglect laws) and fraud laws; (iv) anti-kickback and physician referral laws; (v) the ADA and similar state and local laws; (vi) safety and health standards set by the Occupational Safety and Health Administration or similar foreign agencies; and (vii) recently enacted laws and orders intended to address the COVID-19 pandemic. Certain of our properties may also require a license, registration and/or certificate of need to operate.
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
Our tenants may not renew existing leases, and our operators may not renew their management agreements beyond their current terms. If we or our tenants or operators terminate or do not renew the leases or management agreements for our properties, we would attempt to reposition those properties with another tenant or operator. These difficulties may be exacerbated by the COVID-19 pandemic, as new operators or tenants may not be willing to take on the increased exposure, especially while active cases are occurring. We may also voluntarily change operators for a variety of reasons. For example, we transitioned a significant number of properties managed by Brookdale to other operators as part of our strategic plan to reduce our Brookdale concentration. Healthcare properties are typically highly customized, and the improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and at times tenant-specific and are typically subject to regulatory requirements. A new or replacement tenant or operator may require different features in a property, depending on that tenant’s or operator’s particular business. In addition, infrastructure improvements for life science properties typically are significantly more costly than improvements to other property types due to the highly specialized nature of the properties and the greater lease square footage often required by life science tenants. We may be unable to recover part or all of these higher costs. Therefore, if a current tenant or operator is unable to pay rent and/or vacates a property, we may incur substantial expenditures to modify a property and experience delays before we are able to secure another tenant or operator or to accommodate multiple tenants or operators. These expenditures, renovations and/or delays may be exacerbated if a significant number of properties need to be repositioned. These expenditures or renovations and delays may have a material adverse effect on our business, results of operations and financial condition.
Additionally, we may fail to identify suitable replacements or enter into leases, management agreements or other arrangements with new tenants or operators on a timely basis or on terms as favorable to us as our current leases, if at all. Furthermore, during transition periods to new tenants or operators, we anticipate that the attention of existing tenants or operators will be diverted from the performance of the properties and there may also be increased errors and delays as a result of the transition, which would cause the financial and operational performance at these properties to decline. Following a decline in performance, we may not be able to rehabilitate the property to previous performance levels, which would adversely impact our results of operations. We also may be required to fund certain expenses and obligations, such as real estate taxes, debt costs and maintenance expenses, to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. In addition, we may incur certain obligations and liabilities, including obligations to indemnify the replacement tenant or operator, which could have a material adverse effect on our business, results of operations and financial condition.

We face additional risks associated with property development and redevelopment that can render a project less profitable or not profitable at all and, under certain circumstances, prevent completion of development or redevelopment activities once undertaken.
Property development and redevelopment is a significant component of our growth strategy. At March 31, 2020, our active development and redevelopment pipeline was approximately $1.2 billion with remaining costs to complete of approximately $0.7 billion. Large-scale, ground-up, healthcare property development presents additional risks for us, including risks that:

•	a development opportunity may be abandoned after expending significant resources resulting in the loss of deposits or failure to recover expenses already incurred;

•
the development and construction costs of a project may exceed original estimates due to increased interest rates, higher costs relating to materials, transportation, labor, leasing, negligent construction or construction defects, damage, vandalism or accidents, among others, and increased costs as a result of COVID-19 related delays and/or pressure on supply chains, which could make the completion of the development project less profitable;

•
the project may not be completed on schedule as a result of a variety of factors that are beyond our control, including natural disasters and other catastrophic events, health crises or other pandemics such as the COVID-19 pandemic and related restrictions on development and redevelopment activities, labor conditions, material shortages, regulatory hurdles, including the ability to obtain necessary zoning or land use permits, civil unrest and acts of war or terrorism, which result in increases in construction costs and debt service expenses or provide tenants or operators with the right to terminate pre-construction leases; and

•
demand for the new project may decrease prior to completion, due to competition or other developments such as the COVID-19 pandemic, and occupancy rates and rents at a newly completed property may not meet expected levels and could be insufficient to make the property profitable.

Any of the foregoing risks could result in not achieving our expected return on investment and have a material adverse effect on our business, results of operations and financial condition.
Changes within the life science industry may adversely impact our revenues and results of operations.
For the year ended December 31, 2019 and the quarter ended March 31, 2020, properties in our life science segment accounted for approximately 22% of our total revenues. Our life science investments could be adversely affected if the life science industry is impacted by an economic, financial, or banking crisis, a health crisis or pandemic, such as the COVID-19 pandemic, or if the life science industry migrates from the U.S. to other countries or to areas outside of primary life science markets in South San Francisco, California, San Diego, California, and greater Boston, Massachusetts. Our ability to negotiate contractual rent escalations on future leases and to achieve increases in rental rates will depend upon market conditions and the demand for life science properties at the time the leases are negotiated and the increases are proposed. If economic, financial or industry conditions adversely affect our life science tenants, we may not be able to lease or re-lease our properties in a timely manner or at favorable rates, which would negatively impact our revenues and results of operations. For example, some of our properties may be better suited for a particular life science industry client tenant and could require modification before we are able to re-lease vacant space to another life science industry client tenant, which may delay the re-leasing process and result in unrecovered costs. Additionally, some of our life science properties may not be suitable for lease to traditional office client tenants without significant expenditures on renovations, which could delay an attempt to reposition the property for rent to non-life science tenants. Because infrastructure improvements for life science properties typically are significantly more costly than improvements to other property types due to the highly specialized nature of the properties, and life science tenants typically require greater lease square footage relative to medical office tenants, repositioning efforts would have a disproportionate adverse effect on our life science segment performance. See “–We may have difficulty identifying and securing replacement tenants or operators, and we may be required to incur substantial renovation or tenant improvement costs to make our properties suitable for them.”
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
Life science tenants, particularly those involved in developing and marketing pharmaceutical products, are subject to certain unique risks, including the following:

•
some of our tenants require significant funding for the research, development, clinical testing, manufacture and commercialization of their products and technologies, as well as to fund their obligations, including rent payments due to us, and our tenants’ ability to raise capital depends on the viability of their products and technologies, their financial and operating condition and outlook, and the overall financial, banking and economic environment. If venture capital firms, private investors, the public markets, companies in the life science industry, the government or other sources of funding are difficult to obtain or unavailable to support our tenants’ activities, including as a result of general economic conditions, adverse market conditions or government shutdowns that limit our tenants’ ability to raise capital, such as those resulting from the current COVID-19 pandemic, a tenant’s business would be adversely affected or fail;

•
the research, development, clinical testing, manufacture and marketing of some of our tenants’ products require federal, state and foreign regulatory approvals which may be costly or difficult to obtain, may take several years and be subject to delay, including delays brought on by the COVID-19 pandemic, may not be obtained at all, require validation through clinical trials that may face delays or difficulties resulting from the COVID-19 pandemic or otherwise, require the use of substantial resources, and may often be unpredictable;

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
Our MOBs and other properties that serve the healthcare industry depend on the competitiveness and financial viability of the hospitals on whose campuses our MOBs are located and their affiliated healthcare systems in order to attract physicians and other healthcare-related users. The viability of these hospitals, in turn, depends on factors such as: (i) the quality and mix of healthcare services provided; (ii) competition for patients and physicians; (iii) demographic trends in the surrounding community; (iv) market position; and (v) growth potential, as well as the ability of the affiliated healthcare systems to provide economies of scale and access to capital. In addition, most of these hospitals are experiencing a significant reduction in revenue due to decreased volumes as well as increased costs as they provide care capacity for potential COVID-19 patients. If a hospital whose campus is located near one of our MOBs is unable to meet its financial obligations, and if an affiliated healthcare system is unable to support that hospital or goes bankrupt, the hospital may not be able to compete successfully or could be forced to close or relocate, which could adversely impact its ability to attract physicians and other healthcare-related users. Because we rely on our proximity to and affiliations with these hospitals to create tenant demand for space in our MOBs, their inability to remain competitive or financially viable, or to attract physicians and physician groups, could adversely affect our MOB operations and have a material adverse effect on us.
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
For both of the year ended December 31, 2019 and the quarter ended March 31, 2020, we derived 28% of our revenue from properties located in California, which is also where a large portion of our life science portfolio is located. As a result, we are subject to increased exposure to adverse conditions affecting California, including: (i) downturns in local economies and increases in unemployment rates; (ii) changes in local real estate conditions, including increases in real estate taxes; (iii) increased competition; (iv) decreased demand; (v) changes in state-specific legislation; and (vi) local climate events and natural disasters and other catastrophic events, such as health pandemics (including the COVID-19 pandemic in California and the resulting state-wide shutdown), earthquakes, windstorms, flooding, wildfires and mudslides. These risks could significantly disrupt our businesses in the region, harm our ability to compete effectively, result in increased costs, and divert management attention, any or all of which could have a material adverse effect on our business, results of operations and financial condition.
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
We maintain and regularly review the comprehensive insurance coverage on our properties with terms, conditions, limits and deductibles that we believe have historically been adequate and appropriate on balance with respect to the relative risk and costs of such coverage. However, our current insurance coverage typically does not include damages from business interruptions, loss of revenue or earnings or any related effects caused by health pandemics, including the COVID-19 pandemic. We anticipate incurring significant costs related to the COVID-19 pandemic, including costs associated with legal proceedings or other claims from residents and patients at our properties. Depending on the magnitude of these costs, our existing insurance may be insufficient to cover such costs and we may be required to pay high deductibles.
Generally, insurance coverage for health pandemics has not previously been readily available and, if and when it does become available, may not be on commercially reasonable terms. Further, even if such coverage is available on commercially reasonable terms, we cannot assure you that we would receive insurance proceeds that will compensate us fully for our liabilities, costs and expenses in the event of a health pandemic. In addition, a large number of our properties are located in areas exposed to earthquake, windstorm, flood and other natural disasters. In particular, a significant portion of our life science development projects and approximately 81% of our existing life science portfolio (based on gross asset value) is concentrated in California, which is known to be subject to earthquakes, wildfires and other natural disasters. While we purchase insurance coverage for earthquake, fire, windstorm, flood and other natural disasters that we believe is adequate in light of current industry practice and analyses prepared by outside consultants, such insurance may not fully cover such losses. These losses can result in decreased anticipated revenues from a property and the loss of all or a portion of the capital we have invested in a property. Following these events, we may remain liable for any mortgage debt or other financial obligations related to the property.
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

With respect to our joint ventures, we may be limited in our ability to control or influence operations, and in our ability to exit or transfer our interest in the joint venture to a third party. As a result, we may not receive full value for our ownership interest if we tried to sell it to a third party.
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
We derive a significant portion of our revenues from leasing properties pursuant to leases that generally provide for fixed rental rates, subject to annual escalations. Under certain leases, a portion of the tenant’s rental payment to us is based on the property’s revenues (i.e., contingent rent). If, as a result of weak economic conditions or other factors that may be outside of our control, the property’s revenue declines, our rental revenues would decrease and our results of operations could be materially adversely affected. Additionally, some of our leases provide that annual rent is modified based on changes in the Consumer Price Index or other thresholds (i.e., contingent rent escalators). If the Consumer Price Index does not increase or other applicable thresholds are not met, rental rates may not increase as anticipated or at all, which could have a material adverse effect on our results of operations. Furthermore, if strong economic conditions result in significant increases in the Consumer Price Index, but the escalations under our leases with contingent rent escalators are capped, our growth and profitability also may be limited.

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
We expect to pursue fewer acquisitions and dispositions, as well as enter into fewer joint ventures, in at least the near term, which may delay or slow our growth.
We have historically engaged in acquisitions and dispositions and entered into joint ventures from time to time as part of our growth strategy. We expect that due to the COVID-19 pandemic, we will experience at least a short-term decrease in both the number and significance of acquisition and dispositions that we pursue. Additionally, the economic conditions created by the COVID-19 pandemic may necessitate the need for us to provide sell-side financing in order to dispose of certain properties within our portfolio at acceptable prices. Our review process for future acquisitions and/or dispositions may require significant management attention and a potential transaction could be abandoned or rejected by us or the other parties involved after we expend significant resources and time. In addition, future acquisitions may require the issuance of securities, the incurrence of debt, assumption of contingent liabilities or incurrence of significant expenditures, each of which could have a material adverse effect on our business, financial condition or results of operations. In addition, the financing required for acquisitions may not be available on commercially favorable terms, on terms consistent with our historical agreements or expectations or at all.
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
In some states, advocacy groups have been created to monitor the quality of care at healthcare properties, and these groups have brought litigation against the tenants and operators of such properties. We anticipate a material increase in litigation related to the COVID-19 pandemic. Also, in several instances, private litigation by patients, residents or “whistleblowers” has sought, and sometimes resulted in, large damage awards. See “–The requirements of, or changes to, governmental reimbursement programs such as Medicare or Medicaid, may adversely affect our tenants’, operators’ and borrowers’ ability to meet their financial and other contractual obligations to us.” The size of jury verdicts in these types of lawsuits have also been increasing overall in recent years. The effect of litigation and other potential litigation may materially increase the costs incurred by our tenants, operators and borrowers for monitoring and reporting quality of care compliance, which under a RIDEA structure would be borne by us. In addition, their cost of professional liability, medical malpractice, property, business interruption, and insurance policies that may provide partial coverage for COVID-19 and other environmental or infectious disease outbreaks, epidemics and pandemics can be significant and may increase or not be available at a reasonable cost or at all. Cost increases could cause our tenants and borrowers to be unable to make their lease or mortgage payments or fail to purchase the appropriate liability and malpractice insurance, or cause our borrowers to be unable to meet their obligations to us, potentially decreasing our revenues and increasing our collection and litigation costs. Furthermore, with respect to our senior housing properties operated in RIDEA structures, we directly bear the costs of any such increases in litigation, monitoring, reporting and insurance due to our direct exposure to the cash flows of such properties.
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
Transfers of healthcare properties to successor tenants or operators are typically subject to regulatory approvals or ratifications, including, but not limited to, change of ownership approvals and Medicare and Medicaid provider arrangements that are not required for transfers of other types of commercial operations and other types of real estate. The replacement of any tenant or operator could be delayed by the regulatory approval process of any federal, state or local government agency necessary for the transfer of the property or the replacement of the operator licensed to manage the property, during which time the property may experience performance declines. The COVID-19 pandemic may materially delay necessary approvals, thereby lengthening the period of performance deterioration. If we are unable to find a suitable replacement tenant or operator upon favorable terms, or at all, we may take possession of a property, which could expose us to successor liability, require us to indemnify subsequent operators to whom we transfer the operating rights and licenses, or require us to spend substantial time and funds to preserve the value of the property and adapt the property to other uses, all of which could have a material adverse effect of our business, results of operations and financial condition.
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
Certain of our tenants, operators and borrowers are affected, directly or indirectly, by a complex set of federal, state and local laws and regulations pertaining to governmental reimbursement programs, including the recently enacted CARES Act and other similar relief legislation enacted in the wake of the COVID-19 pandemic. These laws and regulations are subject to frequent and substantial changes that are sometimes applied retroactively. See “Item 1-Business-Government Regulation, Licensing and Enforcement.” For example, to the extent that our tenants, operators or borrowers receive a significant portion of their revenues from governmental payors, primarily Medicare and Medicaid, they are generally subject to, among other things:

•	statutory and regulatory changes;

•	retroactive rate adjustments;

•	recovery of program overpayments or set-offs;

•	federal, state and local litigation and enforcement actions;

•	administrative proceedings;

•	policy interpretations;

•	payment or other delays by fiscal intermediaries or carriers;

•	government funding restrictions (at a program level or with respect to specific properties);

•	reduced reimbursement rates under managed care contracts;

•	interruption or delays in payments due to any ongoing governmental investigations and audits at such properties; and

•	reputational harm of publicly disclosed enforcement actions, audits or investigations related to billing and reimbursements.
The failure to comply with the extensive laws, regulations and other requirements applicable to their business and the operation of our properties could result in, among other challenges: (i) becoming ineligible to receive reimbursement from governmental reimbursement programs, including under the CARES Act; (ii) becoming subject to prepayment reviews or claims for overpayments; (iii) bans on admissions of new patients or residents; (iv) civil or criminal penalties; and (v) significant operational changes, including requirements to increase staffing or the scope of care given to residents. These laws and regulations are enforced by a variety of federal, state and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions.
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
Sometimes, governmental payors freeze or reduce payments to healthcare providers, or provide annual reimbursement rate increases that are smaller than expected, due to budgetary and other pressures. In addition, the federal government periodically makes changes in the statutes and regulations relating to Medicare and Medicaid reimbursement that may impact state reimbursement programs, particularly Medicaid reimbursement and managed care payments. We cannot make any assessment as to the ultimate timing or the effect that any future changes may have on our tenants’, operators’ and borrowers’ costs of doing business and on the amount of reimbursement by government and other third-party payors. The failure of any of our tenants, operators or borrowers to comply with these laws and regulations, and significant limits on the scope of services reimbursed, reductions in reimbursement rates and fees, or increases in provider or similar types of taxes, could materially adversely affect their ability to meet their financial and contractual obligations to us.

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
Risks Related to Our Capital Structure and Market Conditions

An increase in our borrowing costs could materially adversely impact our ability to refinance existing debt, sell properties and conduct acquisition, investment and development activities, and could cause our stock price to decline.
An increase in our borrowing costs reduces the amount investors are willing to pay for our common stock. Because REIT stocks are often perceived as high-yield investments, investors may perceive less relative benefit to owning REIT stocks as borrowing costs increase.

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
Rising borrowing costs could limit our ability to refinance existing debt when it matures, or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. If our prevailing borrowing costs are higher than the interest rates of our senior notes at their maturity, we will incur additional interest expense upon any replacement debt.
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
If cash available for distribution generated by our properties decreases, including decreases related to the COVID-19 pandemic or as a result of our announced pending dispositions that may not be consummated in the anticipated timeframe or at all, we may be unable to make dividend distributions at expected or historical levels. Our inability to make distributions commensurate with historical practices or market expectations would likely result in a decrease in the market price of our common stock. All distributions are made at the discretion of our Board of Directors in accordance with Maryland law and depend on: (i) our earnings; (ii) our financial condition; (iii) debt and equity capital available to us; (iv) our expectations for future capital requirements and operating performance; (v) restrictive covenants in our financial or other contractual arrangements, including those in our credit facility agreement; (vi) maintenance of our REIT qualification; (vii) restrictions under Maryland law; and (viii) other factors as our Board of Directors may deem relevant from time to time. Additionally, our ability to make distributions will be adversely affected if any of the risks described herein, or other significant adverse events, occur.
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

•	the stability of the market value of our properties;

•	the financial performance and general market perception of our tenants and operators;

•	changes in the credit ratings on U.S. government debt securities or default or delay in payment by the United States of its obligations;

•	issues facing the healthcare industry, including, but not limited to, healthcare reform, changes in government reimbursement policies and the unique challenges posed by the COVID-19 pandemic; and

•	the performance of the national and global economies generally, including the ongoing economic downturn and volatility in the financial markets as a result of the COVID-19 pandemic.
If access to capital is unavailable on acceptable terms or at all, it could have a material adverse impact on our ability to fund operations, repay or refinance our debt obligations, fund dividend payments, acquire properties and make the investments needed to grow our business.
Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and negatively impact the market price of our securities, including our common stock.
Our credit ratings can affect the amount and type of capital we can access, as well as the terms of any financing we may obtain. The credit ratings of our senior unsecured debt are based on, among other things, our operating performance, liquidity and leverage ratios, overall financial position, level of indebtedness and pending or future changes in the regulatory framework applicable to our operators and our industry. We may be unable to maintain our current credit ratings, and in the event that our current credit ratings deteriorate, we would likely incur higher borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. As a result of the potential impact of the COVID-19 pandemic, in March 2020, Moody’s changed its outlook on our long-term issuer and senior unsecured debt ratings from “stable” to “negative.” Such change in outlook may ultimately lead to a downgrade in our credit ratings. A downgrade in our credit ratings would trigger additional borrowing costs or other potentially negative consequences under our current credit facilities and debt instruments. Also, if our credit ratings are downgraded, or general market conditions were to ascribe higher risk to our ratings, our industry, or us, our access to capital and the cost of any future debt financing will be further negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. There is no guarantee that debt or equity financings will be available in the future to fund future acquisitions or general operating expenses, or that such financing will be available on terms consistent with our historical agreements or expectations.
Our level of indebtedness may increase and materially adversely affect our future operations.
Our outstanding indebtedness as of March 31, 2020 was approximately $6.4 billion. We may incur additional indebtedness, including in connection with the development or acquisition of properties, which may be substantial. We may also increase our indebtedness to cover reduced cash receipts during periods of tenant and operator rent deferrals related to the COVID-19 pandemic. Any significant additional indebtedness would likely negatively affect the credit ratings of our debt and require us to dedicate a substantial portion of our cash flow to interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, conduct development activities, make capital expenditures and acquisitions or carry out other aspects of our business strategy. Increased indebtedness can also make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with comparatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.
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
We may be affected by general market and economic conditions. Increased or prolonged market disruption, volatility or uncertainty, including disruption caused by the COVID-19 pandemic, could materially adversely impact our ability to raise capital, obtain new financing or refinance our existing obligations as they mature and fund real estate and development activities. For example, as a result of the potential or perceived impact of the pandemic on our business, lenders and other financial institutions could require us to agree to more restrictive covenants, grant liens on our assets as collateral and/or accept other terms that are not commercially beneficial to us in order to obtain financing. One or more of our lenders under our credit facility could refuse or fail to fund their financing commitment to us as a result of lender liquidity and/or viability challenges, which financing commitments we may not be able to replace on favorable terms, or at all. Market volatility could also lead to significant uncertainty in the valuation of our investments and those of our joint ventures, which may result in a substantial decrease in the value of our properties and those of our joint ventures. As a result, we may be unable to recover the carrying amount of such investments and the associated goodwill, if any, which may require us to recognize impairment charges in earnings.
Risks Related to Other Events

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, and to maintain personal identifying information and tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of confidential tenant and customer data, including individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. The risk of security breaches has generally increased as the number, intensity and sophistication of attacks and intrusions have increased, and we have seen a significant increase in cyber phishing attacks since the onset of the COVID-19 pandemic. The risk of security breaches has also increased with our increased dependence on the Internet while our employees work remotely due to shelter-in-place orders and our health and safety policies. In addition, the pace and unpredictability of cyber threats generally quickly renders long-term implementation plans designed to address cybersecurity risks obsolete. Because our operators also rely on information technology networks, systems and software, we may be exposed to cyber-attacks on our operators.
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
From time to time, we are involved in legal proceedings, lawsuits and other claims. We may also be named as defendants in lawsuits arising out of our alleged actions or the alleged actions of our tenants and operators for which such tenants and operators have agreed to indemnify, defend and hold us harmless. Furthermore, we anticipate a material increase in legal proceedings, lawsuits and other claims related to the COVID-19 pandemic. An unfavorable resolution of any such litigation may have a material adverse effect on our business, results of operations and financial condition. Regardless of the outcome, litigation or other legal proceedings may result in substantial costs, disruption of our normal business operations, and the diversion of management attention. We may be unable to prevail in, or achieve a favorable settlement of, any pending or future legal action against us. See "Part II–Item 1–Legal Proceedings" of this Quarterly Report on Form 10-Q.
The loss or limited availability of our key personnel could disrupt our operations and have a material adverse effect on our business, results of operations, financial condition, and the value of our common stock.
We depend on the efforts of our executive officers for the success of our business, and competition for these individuals is intense. Although they are covered by our Executive Severance Plan and Change in Control Plan, which provide many of the benefits typically found in executive employment agreements, none of our executive officers have employment agreements with us. Any outbreak of COVID-19 or other epidemic among our executive management, senior leaders or other personnel could inhibit our ability to conduct our business, as well as our ability to recruit, attract and retain skilled employees. The loss or limited availability of the services of any of our executive officers, or our inability to recruit and retain qualified personnel, could, at least temporarily, have a material adverse effect on our business, results of operations and financial condition and the value of our common stock.
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
None.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf during the three months ended March 31, 2020.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
January 1-31, 2020	112,704	$36.71	—	—
February 1-29, 2020	129,673	37.17	—	—
March 1-31, 2020	24,595	31.64	—	—
Total	266,972	$36.47	—	—
_______________________________________

(1)
Represents shares of our common stock withheld under our equity incentive plans to offset tax withholding obligations that occur upon vesting of restricted shares. The value of the shares withheld is based on the closing price of our common stock on the last trading day prior to the date the relevant transaction occurred.

Item 6. Exhibits

3.1
Articles of Restatement of Healthpeak Properties, Inc. (formerly HCP, Inc.) dated June 1, 2012, as supplemented by the Articles Supplementary, dated July 31, 2017, and as amended by the Articles of Amendment, dated October 30, 2019 (incorporated herein by reference to Exhibit 3.1 to Healthpeak’s Annual Report on Form 10-K filed February 13, 2020).

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

10.1
At-the-Market Equity Offering Sales Agreement, dated February 19, 2020, among the Company, the Sales Agents, the Forward Sellers and the Forward Purchasers (incorporated herein by reference to Exhibit 1.1 to Healthpeak’s Current Report on Form 8-K filed on February 19, 2020).

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

Date: May 6, 2020	Healthpeak Properties, Inc.

(Registrant)

/s/ THOMAS M. HERZOG
Thomas M. Herzog
Chief Executive Officer
(Principal Executive Officer)

/s/ PETER A. SCOTT
Peter A. Scott
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)