Form 10-Q
period 2020-06-30
HEALTHPEAK PROPERTIES, INC.
filed 2020-08-05
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of August 3, 2020, there were 538,319,339 shares of the registrant’s $1.00 par value common stock outstanding.

HEALTHPEAK PROPERTIES, INC.

Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Real estate:
Buildings and improvements	$12,841,242	$11,120,039
Development costs and construction in progress	678,146	692,336
Land	2,113,871	1,992,602
Accumulated depreciation and amortization	(2,846,260)	(2,771,922)
Net real estate	12,786,999	11,033,055
Net investment in direct financing leases	44,706	84,604
Loans receivable, net of reserves of $14,115 and $0	253,774	190,579
Investments in and advances to unconsolidated joint ventures	460,386	825,515
Accounts receivable, net of allowance of $9,487 and $4,565	73,432	59,417
Cash and cash equivalents	730,957	144,232
Restricted cash	105,684	40,425
Intangible assets, net	537,555	331,693
Assets held for sale, net	378,708	504,394
Right-of-use asset, net	193,729	172,486
Other assets, net	750,510	646,491
Total assets	$16,316,440	$14,032,891
LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$—	$93,000
Term loan	249,062	248,942
Senior unsecured notes	5,992,193	5,647,993
Mortgage debt	487,532	276,907
Intangible liabilities, net	110,732	74,991
Liabilities of assets held for sale, net	32,648	36,369
Lease liability	177,029	156,611
Accounts payable, accrued liabilities, and other liabilities	847,080	540,924
Deferred revenue	751,443	289,680
Total liabilities	8,647,719	7,365,417
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 538,317,896 and 505,221,643 shares issued and outstanding	538,318	505,222
Additional paid-in capital	10,222,728	9,183,892
Cumulative dividends in excess of earnings	(3,660,187)	(3,601,199)
Accumulated other comprehensive income (loss)	(2,186)	(2,857)
Total stockholders' equity	7,098,673	6,085,058
Joint venture partners	370,347	378,061
Non-managing member unitholders	199,701	204,355
Total noncontrolling interests	570,048	582,416
Total equity	7,668,721	6,667,474
Total liabilities and equity	$16,316,440	$14,032,891
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental and related revenues	$312,363	$301,197	$627,051	$595,419
Resident fees and services	269,697	177,766	533,202	304,461
Income from direct financing leases	2,150	10,190	5,419	23,714
Interest income	4,230	2,414	7,918	4,127
Total revenues	588,440	491,567	1,173,590	927,721
Costs and expenses:
Interest expense	57,550	56,942	115,926	106,269
Depreciation and amortization	178,488	165,296	367,764	297,247
Operating	315,841	213,993	691,854	382,920
General and administrative	23,720	27,120	46,069	48,475
Transaction costs	627	1,337	15,475	5,855
Impairments and loan loss reserves (recoveries), net	24,050	68,538	63,173	77,396
Total costs and expenses	600,276	533,226	1,300,261	918,162
Other income (expense):
Gain (loss) on sales of real estate, net	82,863	11,448	247,732	19,492
Loss on debt extinguishments	(25,824)	(1,135)	(24,991)	(1,135)
Other income (expense), net	19,586	21,008	230,194	24,141
Total other income (expense), net	76,625	31,321	452,935	42,498
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	64,789	(10,338)	326,264	52,057
Income tax benefit (expense)	7,346	1,864	40,390	5,322
Equity income (loss) from unconsolidated joint ventures	(17,086)	(1,506)	(29,065)	(2,369)
Net income (loss)	55,049	(9,980)	337,589	55,010
Noncontrolling interests' share in earnings	(3,543)	(3,617)	(7,003)	(7,137)
Net income (loss) attributable to Healthpeak Properties, Inc.	51,506	(13,597)	330,586	47,873
Participating securities' share in earnings	(375)	(394)	(1,800)	(837)
Net income (loss) applicable to common shares	$51,131	$(13,991)	$328,786	$47,036
Earnings (loss) per common share:
Basic	$0.09	$(0.03)	$0.63	$0.10
Diluted	$0.09	$(0.03)	$0.63	$0.10
Weighted average shares outstanding:
Basic	538,262	478,739	522,427	478,260
Diluted	538,517	478,739	523,498	479,885
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$55,049	$(9,980)	$337,589	$55,010

Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	188	101	489	195
Change in Supplemental Executive Retirement Plan obligation and other	121	68	182	137
Foreign currency translation adjustment	—	(745)	—	(83)
Total other comprehensive income (loss)	309	(576)	671	249
Total comprehensive income (loss)	55,358	(10,556)	338,260	55,259
Total comprehensive income (loss) attributable to noncontrolling interests	(3,543)	(3,617)	(7,003)	(7,137)
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$51,815	$(14,173)	$331,257	$48,122
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)

For the three months ended June 30, 2020:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
April 1, 2020	538,135	$538,135	$10,213,011	$(3,512,143)	$(2,495)	$7,236,508	$576,935	$7,813,443
Net income (loss)	—	—	—	51,506	—	51,506	3,543	55,049
Other comprehensive income (loss)	—	—	—	—	309	309	—	309
Issuance of common stock, net	97	97	670	—	—	767	—	767
Conversion of DownREIT units to common stock	97	97	3,471	—	—	3,568	(3,568)	—
Repurchase of common stock	(11)	(11)	(250)	—	—	(261)	—	(261)
Amortization of deferred compensation	—	—	5,826	—	—	5,826	—	5,826
Common dividends ($0.37 per share)	—	—	—	(199,550)	—	(199,550)	—	(199,550)
Distributions to noncontrolling interests	—	—	—	—	—	—	(6,862)	(6,862)
June 30, 2020	538,318	$538,318	$10,222,728	$(3,660,187)	$(2,186)	$7,098,673	$570,048	$7,668,721

For the three months ended June 30, 2019:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
April 1, 2019	477,929	$477,929	$8,405,258	$(3,042,422)	$(3,883)	$5,836,882	$562,183	$6,399,065
Net income (loss)	—	—	—	(13,597)	—	(13,597)	3,617	(9,980)
Other comprehensive income (loss)	—	—	—	—	(576)	(576)	—	(576)
Issuance of common stock, net	13,227	13,227	392,054	—	—	405,281	—	405,281
Repurchase of common stock	(54)	(54)	(1,609)	—	—	(1,663)	—	(1,663)
Exercise of stock options	7	7	166	—	—	173	—	173
Amortization of deferred compensation	—	—	6,247	—	—	6,247	—	6,247
Common dividends ($0.37 per share)	—	—	—	(177,264)	—	(177,264)	—	(177,264)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,408)	(4,408)
Issuances of noncontrolling interests	—	—	—	—	—	—	3,615	3,615
Purchase of noncontrolling interests	—	—	(1,079)	—	—	(1,079)	(139)	(1,218)
June 30, 2019	491,109	$491,109	$8,801,037	$(3,233,283)	$(4,459)	$6,054,404	$564,868	$6,619,272

For the six months ended June 30, 2020:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
December 31, 2019	505,222	$505,222	$9,183,892	$(3,601,199)	$(2,857)	$6,085,058	$582,416	$6,667,474
Impact of adoption of ASU No. 2016-13(1)	—	—	—	(1,524)	—	(1,524)	—	(1,524)
January 1, 2020	505,222	505,222	9,183,892	(3,602,723)	(2,857)	6,083,534	582,416	6,665,950
Net income (loss)	—	—	—	330,586	—	330,586	7,003	337,589
Other comprehensive income (loss)	—	—	—	—	671	671	—	671
Issuance of common stock, net	33,201	33,201	1,032,188	—	—	1,065,389	—	1,065,389
Conversion of DownREIT units to common stock	120	120	3,957	—	—	4,077	(4,077)	—
Repurchase of common stock	(279)	(279)	(9,719)	—	—	(9,998)	—	(9,998)
Exercise of stock options	54	54	1,752	—	—	1,806	—	1,806
Amortization of deferred compensation	—	—	10,658	—	—	10,658	—	10,658
Common dividends ($0.74 per share)	—	—	—	(388,050)	—	(388,050)	—	(388,050)
Distributions to noncontrolling interests	—	—	—	—	—	—	(15,294)	(15,294)
June 30, 2020	538,318	$538,318	$10,222,728	$(3,660,187)	$(2,186)	$7,098,673	$570,048	$7,668,721

For the six months ended June 30, 2019:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
December 31, 2018	477,496	$477,496	$8,398,847	$(2,927,196)	$(4,708)	$5,944,439	$568,152	$6,512,591
Impact of adoption of ASU No. 2016-02(2)	—	—	—	590	—	590	—	590
January 1, 2019	477,496	477,496	8,398,847	(2,926,606)	(4,708)	5,945,029	568,152	6,513,181
Net income (loss)	—	—	—	47,873	—	47,873	7,137	55,010
Other comprehensive income (loss)	—	—	—	—	249	249	—	249
Issuance of common stock, net	13,569	13,569	393,244	—	—	406,813	—	406,813
Conversion of DownREIT units to common stock	184	184	3,890	—	—	4,074	(4,074)	—
Repurchase of common stock	(149)	(149)	(4,433)	—	—	(4,582)	—	(4,582)
Exercise of stock options	9	9	210	—	—	219	—	219
Amortization of deferred compensation	—	—	10,358	—	—	10,358	—	10,358
Common dividends ($0.74 per share)	—	—	—	(354,550)	—	(354,550)	—	(354,550)
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,823)	(9,823)
Issuances of noncontrolling interests	—	—	—	—	—	—	3,615	3,615
Purchase of noncontrolling interests	—	—	(1,079)	—	—	(1,079)	(139)	(1,218)
June 30, 2019	491,109	$491,109	$8,801,037	$(3,233,283)	$(4,459)	$6,054,404	$564,868	$6,619,272
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

See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$337,589	$55,010
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles	367,764	297,247
Amortization of deferred compensation	8,972	10,358
Amortization of deferred financing costs	5,116	5,440
Straight-line rents	(14,544)	(5,968)
Amortization of nonrefundable entrance fees and above/below market lease intangibles	(37,043)	—
Equity loss (income) from unconsolidated joint ventures	29,065	2,369
Distributions of earnings from unconsolidated joint ventures	11,594	9,050
Loss (gain) on sale of real estate under direct financing leases	(41,670)	—
Deferred income tax expense (benefit)	(31,947)	(7,486)
Impairments and loan loss reserves (recoveries), net	63,173	77,396
Loss on debt extinguishments	24,991	1,135
Loss (gain) on sales of real estate, net	(247,732)	(19,492)
Loss (gain) upon change of control, net	(169,962)	(11,501)
Casualty-related loss (recoveries), net	—	(6,579)
Other non-cash items	127	(161)
Changes in:
Decrease (increase) in accounts receivable and other assets, net	13,117	(15,473)
Increase (decrease) in accounts payable, accrued liabilities and deferred revenue	1,213	(10,785)
Net cash provided by (used in) operating activities	319,823	380,560
Cash flows from investing activities:
Acquisitions of real estate	(300,954)	(870,148)
Development, redevelopment, and other major improvements of real estate	(391,230)	(289,885)
Leasing costs, tenant improvements, and recurring capital expenditures	(40,572)	(38,733)
Proceeds from sales of real estate, net	548,858	157,198
Acquisition of CCRC Portfolio	(390,599)	—
Contributions to unconsolidated joint ventures	(1,983)	(8,541)
Distributions in excess of earnings from unconsolidated joint ventures	3,251	11,612
Proceeds from insurance recovery	—	9,359
Proceeds from sales/principal repayments on debt investments and direct financing leases	109,920	841
Investments in loans receivable, direct financing leases and other	(71,961)	(60,680)
Net cash provided by (used in) investing activities	(535,270)	(1,088,977)
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	2,025,600	1,340,000
Repayments under bank line of credit and commercial paper	(2,118,600)	(890,000)
Issuance and borrowings of debt, excluding bank line of credit and commercial paper	594,750	—
Repayments and repurchase of debt, excluding bank line of credit and commercial paper	(257,511)	(5,334)
Borrowings under term loan	—	250,000
Payments for debt extinguishment and deferred financing costs	(30,508)	(10,482)
Issuance of common stock and exercise of options	1,067,195	407,032
Repurchase of common stock	(9,998)	(4,582)
Dividends paid on common stock	(388,050)	(354,550)
Issuance of noncontrolling interests	—	3,615
Distributions to and purchase of noncontrolling interests	(15,294)	(11,041)
Net cash provided by (used in) financing activities	867,584	724,658
Effect of foreign exchanges on cash, cash equivalents and restricted cash	(153)	(35)
Net increase (decrease) in cash, cash equivalents and restricted cash	651,984	16,206
Cash, cash equivalents and restricted cash, beginning of period	184,657	139,846
Cash, cash equivalents and restricted cash, end of period	$836,641	$156,052
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
COVID-19 Update
In March 2020, the World Health Organization declared the outbreak caused by the coronavirus (“COVID-19”) to be a global pandemic. While COVID-19 continues to evolve daily and its ultimate outcome is uncertain, it has caused significant disruption to individuals, governments, financial markets, and businesses, including the Company. Global health concerns and increased efforts to reduce the spread of the COVID-19 pandemic have prompted federal, state, and local governments to restrict normal daily activities, and have resulted in travel bans, quarantines, school closings, “shelter-in-place” orders requiring individuals to remain in their homes other than to conduct essential services or activities, as well as business limitations and shutdowns, which resulted in closure of many businesses deemed to be non-essential. In addition, the Company’s tenants, operators and borrowers are facing significant cost increases as a result of increased health and safety measures, including increased staffing demands for patient care and sanitation, as well as increased usage and inventory of critical medical supplies and personal protective equipment. These health and safety measures, which may remain in place for a significant amount of time, continue to place a substantial strain on the business operations of many of the Company’s tenants, operators, and borrowers. The Company evaluated the impacts of COVID-19 on its business thus far and incorporated information concerning the impact of COVID-19 into its assessments of liquidity, impairments, and collectibility from tenants, residents, and borrowers as of June 30, 2020. The Company will continue to monitor such impacts and will adjust its estimates and assumptions based on the best available information.
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
The consolidated financial statements include the accounts of Healthpeak Properties, Inc., its wholly-owned subsidiaries, joint ventures (“JVs”), and variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations, and cash flows have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).

Government Grant Income
On March 27, 2020, the federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide financial aid to individuals, businesses, and state and local governments. During the three and six months ended June 30, 2020, the Company received government grants under the CARES Act of $15 million to primarily cover lost Medicare revenue during the COVID-19 pandemic. Grant income is recognized when there is reasonable assurance that the grant will be received and the Company will comply with any conditions attached to the grant. Additionally, grants are recognized over the periods in which the Company recognizes the lost income the grants are intended to defray. As of June 30, 2020, the amount of qualifying expenditures and lost revenues exceeded amounts received under the CARES Act and the Company had complied with all grant conditions. Accordingly, during the three months ended June 30, 2020, the Company recognized $14 million of grants in other income (expense), net and $1 million of grants in equity income (loss) from unconsolidated joint ventures in the consolidated statements of operations.
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
As a result of adopting ASU 2016-02 on January 1, 2019 using the modified retrospective transition approach, the Company recognized a cumulative-effect adjustment to equity of $1 million as of January 1, 2019. Under ASU 2016-02, the Company began capitalizing fewer costs related to the drafting and negotiation of its lease agreements. Additionally, the Company began recognizing all of its significant operating leases for which it is the lessee, including corporate office leases, equipment leases, and ground leases, on its consolidated balance sheets as a lease liability and corresponding right-of-use asset. As such, the Company recognized a lease liability of $153 million and right-of-use asset of $166 million on January 1, 2019. The aggregate lease liability was calculated as the present value of minimum lease payments, discounted using a rate that approximated the Company’s secured incremental borrowing rate at the time of adoption, adjusted for the noncancelable term of each lease. The right-of-use asset was calculated as the aggregate lease liability, adjusted for the existing accrued straight-line rent liability balance of $20 million and net unamortized above/below market ground lease intangible assets of $33 million.
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

Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments held by financial institutions and other organizations. The amendments in ASU 2016-13 eliminate the “probable” initial threshold for recognition of credit losses in previous accounting guidance and, instead, reflect an entity’s current estimate of all expected credit losses over the life of the financial instrument. Historically, when credit losses were measured under previous accounting guidance, an entity generally only considered past events and current conditions in measuring the incurred loss. The amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss.
As a result of adopting ASU 2016-13 on January 1, 2020 using the modified retrospective transition approach, the Company recognized a cumulative-effect adjustment to equity of $2 million as of January 1, 2020. Under ASU 2016-13, the Company began using a loss model that relies on future expected credit losses, rather than incurred losses, as was required under historical GAAP. Under the new model, the Company is required to recognize future credit losses expected to be incurred over the life of its financing receivables, including loans receivable, direct financing leases (“DFLs”), and certain accounts receivable, at inception of those instruments. The model emphasizes historical experience and future market expectations to determine a loss to be recognized at inception. However, the model continues to be applied on an individual basis and rely on counter-party specific information to ensure the most accurate estimate is recognized. The Company will reassess its reserves on financing receivables at each balance sheet date to determine if an adjustment to the previous reserve is necessary.
Accounting for Lease Concessions Related to COVID-19. In April 2020, the FASB staff issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under ASC 842, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. During the six months ended June 30, 2020, the Company provided rent deferrals (to be repaid before the end of 2020) to certain tenants in its life science and medical office segments that were impacted by COVID-19 (discussed in further detail in Note 5). As it relates to these deferrals, the Company elected to not assess them on a lease-by-lease basis and to continue recognizing rent revenue on a straight-line basis.
While the Company’s election for rent deferrals will be applied consistently to future deferrals of a similar nature, if the Company grants future lease concessions of a different type (such as rent abatements), it will make an election related to those concessions at that time.
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

•
The remaining 24 properties (excludes one property to be transitioned or sold to a third party, as discussed below) were restructured into a single master lease with 2.4% annual rent escalators and a maturity date of December 31, 2027 (the “2019 Amended Master Lease”);

•
A portion of annual rent (amount in excess of 6.5% of sales proceeds) related to 14 of the 18 Brookdale Acquisition Assets was reallocated to the remaining properties under the 2019 Amended Master Lease; and

•	Brookdale paid down $20 million of future rent under the 2019 Amended Master Lease.
Additionally, under the 2019 MTCA, the Company and Brookdale agreed to the following transactions which have not yet occurred:

•	The remaining two CCRCs will be jointly marketed for sale to third parties.

•	The Company will terminate the triple-net lease related to one property and convert it to a RIDEA structure or sell it to a third party; and

•
The Company will provide up to $35 million of capital investment in the 2019 Amended Master Lease properties over a five-year term, which will increase rent by 7% of the amount spent, per annum. As of June 30, 2020, the Company had funded $3 million of this capital investment.

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
Fair Value Measurement Techniques and Quantitative Information
At January 31, 2020, the Company performed a fair value assessment of each of the 2019 MTCA components that provided measurable economic benefit or detriment to the Company. Each fair value calculation was based on an income or market approach and relied on historical and forecasted net operating income, actuarial assumptions about the expected resident length of stay, and market data, including, but not limited to, discount rates ranging from 10% to 12%, annual rent escalators ranging from 2% to 3%, and real estate capitalization rates ranging from 7% to 9%. All assumptions were supported by independent market data and considered to be Level 3 measurements within the fair value hierarchy.
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

NOTE 4.  Real Estate Transactions

2020 Real Estate Investments
The Post Acquisition
In January 2020, the Company entered into definitive agreements to acquire a life science campus in Waltham, Massachusetts for $320 million. The Company closed the acquisition in April 2020.
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
Sierra Point Towers Acquisition
In June 2019, the Company acquired two life science buildings in South San Francisco, California, adjacent to the Company’s The Shore at Sierra Point development, for $245 million.
Vintage Park JV Interest Purchase
In June 2019, the Company acquired the outstanding equity interests of a senior housing joint venture structure (which owned one senior housing facility), in which the Company previously held an unconsolidated equity investment, for $24 million. Subsequent to acquisition, the Company owned 100% of the equity. Upon consolidating the facility at acquisition, the Company derecognized the existing investment in the joint venture structure, marked the real estate to fair value (using a relative fair value allocation), and recognized a gain upon change of control of $12 million, net of a tax impact of $1 million. The gain upon change of control is recognized within other income (expense), net and the tax impact is recognized within income tax benefit (expense).
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
Development Activities
The Company’s commitments related to development and redevelopment projects decreased by $17 million, to $344 million at June 30, 2020, when compared to December 31, 2019, primarily as a result of completed development and redevelopment projects, partially offset by increased commitments on existing projects and new projects started during the second quarter of 2020.
As part of the development program with HCA Healthcare, Inc., during the three months ended June 30, 2020, the Company commenced development of one MOB, which will be on-campus.
Held for Sale
At June 30, 2020, 12 senior housing triple-net facilities, 6 MOBs, 1 undeveloped MOB land parcel, 33 SHOP facilities, and 2 facilities included in the Company’s other non-reportable segment were classified as held for sale, with an aggregate carrying value of $379 million, primarily comprised of real estate assets of $367 million (net of accumulated depreciation of $239 million). Liabilities of assets held for sale was primarily comprised of mortgage debt of $28 million and other liabilities of $5 million at June 30, 2020.
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
2020 Dispositions of Real Estate
During the three months ended June 30, 2020, the Company sold two SHOP assets for $28 million, resulting in total gain on sales of $2 million.
Additionally, during the three months ended June 30, 2020, one of the Company’s tenants exercised its option to acquire three MOBs in San Diego, California for $106 million. The Company completed the sale in June 2020 and recognized total gain on sales of $81 million.
During the three months ended March 31, 2020, the Company sold 7 SHOP assets for $36 million and 18 senior housing triple-net assets for $385 million (representative of the 18 facilities sold to Brookdale under the 2019 MTCA - see Note 3), resulting in total gain on sales of $165 million.
2019 Dispositions of Real Estate
During the three months ended June 30, 2019, the Company sold one SHOP asset for $14 million, five MOBs for $15 million, and one life science asset for $7 million, resulting in total gain on sales of $11 million.
During the six months ended June 30, 2019, the Company sold 10 SHOP assets for $82 million, 2 senior housing triple-net assets for $26 million, 5 MOBs for $15 million, 1 life science asset for $7 million, and 1 undeveloped life science land parcel for $35 million, resulting in total gain on sales of $19 million.
Impairments of Real Estate
2020
During the three months ended June 30, 2020, the Company recognized an aggregate impairment charge of $19 million related to 12 SHOP assets, 2 senior housing triple-net assets, 1 MOB, and 1 undeveloped MOB land parcel that are classified as held for sale and wrote down their aggregate carrying value of $108 million to their aggregate fair value, less estimated costs to sell, of $89 million.
During the six months ended June 30, 2020, the Company recognized an aggregate impairment charge of $50 million related to 20 SHOP assets, 4 senior housing triple-net assets, 2 MOBs, and 1 undeveloped MOB land parcel as a result of being classified as held for sale and wrote down their aggregate carrying value of $231 million to their aggregate fair value, less estimated costs to sell, of $181 million.

The fair value of the impaired assets was based on forecasted sales prices, which are considered to be Level 3 measurements within the fair value hierarchy. Forecasted sales prices were determined using a direct capitalization model and/or a market approach (comparable sales model), which rely on certain assumptions by management, including: (i) market capitalization rates, (ii) comparable market transactions, (iii) estimated prices per unit, (iv) negotiations with prospective buyers, and (v) forecasted cash flow streams (lease revenue rates, expense rates, growth rates, etc.). There are inherent uncertainties in making these assumptions. For the Company’s impairment calculations during and as of the six months ended June 30, 2020, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $35,000 to $238,000, with a weighted average price of $90,000.
2019
During the three months ended June 30, 2019, the Company recognized an aggregate impairment charge of $59 million related to 2 senior housing triple-net assets, 14 SHOP assets, and 1 MOB that were classified as held for sale and wrote down their aggregate carrying value of $164 million to their aggregate fair value, less estimated costs to sell, of $105 million.
The fair value of the impaired assets was based on forecasted sales prices, which are considered to be Level 3 measurements within the fair value hierarchy. For the Company’s impairment calculations during the three months ended June 30, 2019, the Company estimated the fair value of each asset using either (i) market capitalization rates ranging from 4.97% to 6.64%, with a weighted average rate of 5.41% or (ii) prices per unit ranging from $52,000 to $90,000, with a weighted average price of $62,000.
Additionally, during the three months ended June 30, 2019, the Company recognized a $6 million casualty-related gain, net of a $0.3 million deferred tax expense, as a result of insurance proceeds received for property damage and other associated costs related to hurricanes in 2017. The gain is recorded in other income (expense), net.
In addition to the impairments described above, during the six months ended June 30, 2019, the Company determined the carrying value of two MOBs that were candidates for potential future sale were no longer recoverable due to the Company’s shortened intended hold period under the held-for-use impairment model. Accordingly, the Company wrote-down the carrying amount of these two assets to their respective fair value, which resulted in an aggregate impairment charge of $9 million. The fair value of the assets are considered to be Level 2 measurements within the fair value hierarchy.
NOTE 5.  Leases

Lease Income
The following table summarizes the Company’s lease income (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed income from operating leases	$253,911	$237,607	$507,770	$474,830
Variable income from operating leases	58,452	63,590	119,281	120,589
Interest income from direct financing leases	2,150	10,190	5,419	23,714

Direct Financing Leases
Net investment in DFLs consists of the following (dollars in thousands):

	June 30, 2020	December 31, 2019
Present value of minimum lease payments receivable	$14,105	$19,138
Present value of estimated residual value	44,706	84,604
Less deferred selling profits	(14,105)	(19,138)
Net investment in direct financing leases	$44,706	$84,604
Properties subject to direct financing leases	1	2

Direct Financing Lease Internal Ratings
The following table summarizes the Company’s internal ratings for DFLs at June 30, 2020 (dollars in thousands):

	Carrying Amount	Percentage of DFL Portfolio	Internal Ratings
Segment			Performing DFLs	Watch List DFLs	Workout DFLs
Other non-reportable segments	$44,706	100	$44,706	—	—
	$44,706	100	$44,706	$—	$—

2020 Direct Financing Lease Sale
During the first quarter of 2020, the Company sold a hospital under a DFL for $82 million and recognized a gain on sale of $42 million, which is included in other income (expense), net.
2019 Direct Financing Lease Conversion
During the first quarter of 2019, the Company converted a DFL portfolio of 14 senior housing triple-net properties, previously on “Watch List” status, to a RIDEA structure, requiring the Company to recognize net assets equal to the lower of the net assets’ fair value or the carrying value of the net investment in the DFL. As a result, the Company derecognized the $351 million carrying value of the net investment in DFL related to the 14 properties and recognized a combination of net real estate ($331 million) and net intangibles assets ($20 million) for the same aggregate amount, with no gain or loss recognized. As a result of the transaction, the 14 properties were transferred from the senior housing triple-net segment to the SHOP segment during the first quarter of 2019.
2019 Direct Financing Lease Sale
During the second quarter of 2019, the Company entered into agreements to sell 13 senior housing facilities under DFLs (the “DFL Sale Portfolio”) for $274 million. Upon entering into the agreements, the Company recognized an allowance for DFL losses and related impairment charge of $10 million to write-down the carrying value of the DFL Sale Portfolio to its fair value. The fair value of the DFL Sale Portfolio was based upon the agreed upon sale price, less estimated costs to sell, which was considered to be a Level 2 measurement within the fair value hierarchy. In conjunction with the entering into agreements to sell the DFL Sale Portfolio, the Company placed the portfolio on nonaccrual status and began recognizing income equal to the amount of cash received.
The Company completed the sale of the DFL Sale Portfolio in September 2019.
For the DFL Sale Portfolio, during the three and six months ended June 30, 2019, income from DFLs was $6 million and $12 million, respectively, and cash payments received were $6 million and $11 million, respectively.
Lease Costs
The following table provides supplemental cash flow information regarding the Company’s leases for which it is the lessee, such as ground leases (dollars in thousands):

	Six Months Ended June 30,
Supplemental Cash Flow Information:	2020	2019
Right-of-use asset obtained in exchange for new lease liability:
Operating leases	$23,962	$4,084

COVID-19 Rent Deferrals
During the second quarter of 2020, the Company agreed to defer rent for May and June 2020 from certain tenants in the medical office segment, with the requirement that all deferred rent is repaid by the end of 2020. Under this program, approximately $6 million of rent was deferred for the medical office segment through June 30, 2020.
Additionally, during the second quarter of 2020, the Company granted approximately $1 million of rent deferrals to certain tenants in the life science segment. The rent deferrals granted do not impact the pattern of revenue recognition or amount of revenue recognized (refer to Note 2 for additional information).

NOTE 6.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	June 30, 2020	December 31, 2019
Secured mortgage loans(1)	$208,762	$161,964
Mezzanine and other	58,405	27,752
Unamortized discounts, fees, and costs	722	863
Reserve for loan losses	(14,115)	—
	$253,774	$190,579
_______________________________________

(1)
At June 30, 2020, the Company had $9 million remaining of commitments to fund $174 million of senior housing development and redevelopment projects. At December 31, 2019, the Company had $25 million remaining of commitments to fund $174 million of senior housing development and redevelopment projects.

2020 Loans Receivable Transactions
For certain residents that qualify, CCRCs may offer to lend residents the necessary funds to satisfy the entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. The loans are due upon sale of the previous residence. Upon completing the CCRC Acquisition (see Note 3) in January 2020, the Company began consolidating 13 CCRCs, which held approximately $30 million of such notes receivable from various community residents at the time of acquisition. At June 30, 2020, the Company held $27 million of such receivables.
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
The following table summarizes, by year of origination, the Company’s internal ratings for loans receivables, net of reserves for loan losses, as of June 30, 2020 (dollars in thousands):

Investment Type	Year of Origination					Total
	2020	2019	2018	2017	2016
Secured mortgage loans
Risk rating:
Performing loans	$36,037	$53,826	$—	$112,248	$—	$202,111
Watch list loans	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—
Total secured mortgage loans	$36,037	$53,826	$—	$112,248	$—	$202,111
Mezzanine and other
Risk rating:
Performing loans	$17,860	$19,684	$—	$7,898	$6,221	$51,663
Watch list loans	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—
Total mezzanine and other	$17,860	$19,684	$—	$7,898	$6,221	$51,663

Reserve for Loan Losses
The Company evaluates the liquidity and creditworthiness of its borrowers on a quarterly basis. The Company’s evaluation considers industry and economic conditions, individual and portfolio property performance, credit enhancements, liquidity, and other factors. The Company’s borrowers furnish property, portfolio, and guarantor/operator-level financial statements, among other information, on a monthly or quarterly basis, which the Company utilizes to calculate the debt service coverages used in its assessment of internal ratings, which is a primary credit quality indicator. Debt service coverage information is evaluated together with other property, portfolio, and operator performance information, including revenue, expense, net operating income, occupancy, rental rates, capital expenditures, and EBITDA (defined as earnings before interest, tax, and depreciation and amortization), along with other liquidity measures.
In its assessment of credit losses for loans receivable and unfunded loan commitments, the Company utilizes past payment history of its borrowers, current economic conditions, and forecasted economic conditions through the maturity date of each loan to estimate a probability of default and a resulting loss for each loan receivable. Future economic conditions are based primarily on near-term economic forecasts from the Federal Reserve and reasonable assumptions for long-term economic trends.
The following table summarizes the Company’s reserve for loan losses at June 30, 2020 (in thousands):

	June 30, 2020
	Secured Mortgage Loans	Mezzanine and Other	Total
Reserve for loan losses, December 31, 2019	$—	$—	$—
Cumulative-effect of adopting of ASU 2016-13 to beginning retained earnings	513	907	1,420
Provision for expected loan losses	6,138	6,557	12,695
Reserve for loan losses, June 30, 2020	$6,651	$7,464	$14,115

Additionally, at June 30, 2020, a liability of $1 million related to expected credit losses for unfunded loan commitments was included in accounts payable, accrued liabilities, and other liabilities.
Credit loss expenses and recoveries are recorded in impairments and loan loss reserves (recoveries), net. During the three and six months ended June 30, 2020, net credit loss expenses were $5 million and $13 million, respectively. The change in the provision for expected loan losses during the three and six months ended June 30, 2020 is primarily due to additional funding under existing loans, new loans funded, and the current and anticipated economic impact of COVID-19.

NOTE 7.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

				Carrying Amount
				June 30,	December 31,
Entity(1)	Segment	Property Count(2)	Ownership %(2)	2020	2019
SWF SH JV(3)	SHOP	19	54	$392,765	$428,258
MBK JV	SHOP	5	50	31,826	33,415
Other SHOP JVs(4)	SHOP	2	50 - 90	16,430	17,719
Medical Office JVs(5)	MOB	3	20 - 67	9,817	9,845
Other JVs(6)	Other	—	41 - 47	9,369	10,372
CCRC JV(7)	CCRC	2	49	179	325,830
Advances to unconsolidated joint ventures, net				—	76
				$460,386	$825,515
_______________________________________

(1)	These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.

(2)	Property count and ownership percentage are as of June 30, 2020.

(3)	In December 2019, the Company formed the SWF SH JV with a sovereign wealth fund (see Note 4).

(4)	Unconsolidated other SHOP joint ventures (and the Company’s ownership percentage) include: (i) Waldwick JV (85%); (ii) Otay Ranch JV (90%); and (iii) MBK Development JV (50%).

(5)	Includes three unconsolidated medical office joint ventures (and the Company’s ownership percentage): (i) Ventures IV (20%); (ii) Ventures III (30%); and (iii) Suburban Properties, LLC (67%).

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

NOTE 8.  Intangibles

Intangible assets primarily consist of lease-up intangibles and above market tenant lease intangibles. The following table summarizes the Company’s intangible lease assets (in thousands):

Intangible lease assets	June 30, 2020	December 31, 2019
Gross intangible lease assets	$788,731	$615,538
Accumulated depreciation and amortization	(251,176)	(283,845)
Intangible assets, net	$537,555	$331,693

Intangible liabilities primarily consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (in thousands):

Intangible lease liabilities	June 30, 2020	December 31, 2019
Gross intangible lease liabilities	$154,378	$113,213
Accumulated depreciation and amortization	(43,646)	(38,222)
Intangible liabilities, net	$110,732	$74,991

During the six months ended June 30, 2020, in conjunction with the Company’s acquisitions of real estate (including the consolidation of 13 CCRCs in which the Company acquired Brookdale’s interest as part of the 2019 Brookdale MTCA - see Note 3), the Company acquired intangible assets of $295 million and intangible liabilities of $42 million. The intangible assets and liabilities acquired have a weighted average amortization period of 7 years and 10 years, respectively.
On January 1, 2019, in conjunction with the adoption of ASU 2016-12 (see Note 2), the Company reclassified $39 million of intangible assets, net and $6 million of intangible liabilities, net related to above and below market ground leases to right-of-use asset, net.
NOTE 9.  Debt

Bank Line of Credit and Term Loans
On May 23, 2019, the Company executed a $2.5 billion unsecured revolving line of credit facility (the “Revolving Facility”), which matures on May 23, 2023 and contains two, six month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at LIBOR plus a margin that depends on credit ratings of the Company’s senior unsecured long-term debt. The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on those credit ratings at June 30, 2020, the margin on the Revolving Facility was 0.825% and the facility fee was 0.15%. At June 30, 2020, the Company had no balance outstanding under the Revolving Facility.
In May 2019, the Company also entered into a $250 million unsecured term loan facility, which the Company fully drew down on June 20, 2019 (the “2019 Term Loan” and, together with the Revolving Facility, the “Facilities”). The 2019 Term Loan matures on May 23, 2024. Based on credit ratings for the Company’s senior unsecured long-term debt at June 30, 2020, the 2019 Term Loan accrues interest at a rate of LIBOR plus 0.90%, with a weighted average effective interest rate of 1.17%.
The Facilities include a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. The Facilities also contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.0 billion. At June 30, 2020, the Company believes it was in compliance with each of these restrictions and requirements of the Facilities.

Commercial Paper Program
In September 2019, the Company established an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, unsecured short-term debt securities with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time, with the maximum aggregate face or principal amount outstanding at any one time not exceeding $1.0 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to use its Revolving Facility as a liquidity backstop for the repayment of unsecured short-term debt securities issued under the Commercial Paper Program. As of June 30, 2020, the Company had no balance outstanding under the Commercial Paper Program.
Senior Unsecured Notes
At June 30, 2020, the Company had senior unsecured notes outstanding with an aggregate principal balance of $6.1 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at June 30, 2020.
The following table summarizes the Company’s senior unsecured notes issuances during the six months ended June 30, 2020 (dollars in thousands):

Issue Date	Amount	Coupon Rate	Maturity Date
June 23, 2020	$600,000	2.875%	2031
The following table summarizes the Company’s senior unsecured notes payoffs during the six months ended June 30, 2020 (dollars in thousands):

Payoff Date	Amount	Coupon Rate	Maturity Date
June 24, 2020(1)	$250,000	4.250%	2023
_______________________________________

(1)	Upon repurchasing a portion of the 4.250% senior unsecured notes due 2023, the Company recognized a $26 million loss on debt extinguishment.
In July 2020, using the remaining net proceeds from the senior unsecured notes offering on June 23, 2020, the Company redeemed all $300 million aggregate principal amount of 3.150% senior unsecured notes due in 2022 and will recognize a loss on debt extinguishment of approximately $18 million during the third quarter of 2020.
In June 2019, the Company priced a public offering of $650 million aggregate principal amount of 3.250% senior unsecured notes due 2026 and $650 million aggregate principal amount of 3.500% senior unsecured notes due 2029 (together, the “Notes”). The Notes were issued and the proceeds were received on July 5, 2019, as disclosed in the table below. Using the net proceeds from the Notes offering, in July 2019, the Company redeemed and repurchased certain senior unsecured notes, as listed in the payoffs table below.
The following table summarizes the Company’s senior unsecured notes issuances during the year ended December 31, 2019 (dollars in thousands):

Issue Date	Amount	Coupon Rate	Maturity Date
November 21, 2019	$750,000	3.000%	2030
July 5, 2019	$650,000	3.250%	2026
July 5, 2019	$650,000	3.500%	2029

The following table summarizes the Company’s senior unsecured notes payoffs during the year ended December 31, 2019 (dollars in thousands):

Payoff Date	Amount	Coupon Rate	Maturity Date
November 21, 2019(1)	$350,000	4.000%	2022
July 22, 2019(2)	$800,000	2.625%	2020
July 8, 2019(2)	$250,000	4.000%	2022
July 8, 2019(2)	$250,000	4.250%	2023

_______________________________________

(1)	The Company recognized a $22 million loss on debt extinguishment related to the repurchase of senior notes.

(2)
Upon completing the redemption of the 2.625% senior unsecured notes due February 2020 and repurchasing a portion of the 4.250% senior unsecured notes due 2023 and the 4.000% senior unsecured notes due 2022, the Company recognized a $35 million loss on debt extinguishment.

Mortgage Debt
At June 30, 2020, the Company had $470 million in aggregate principal of mortgage debt outstanding (excluding mortgage debt on assets held for sale), which is secured by 19 healthcare facilities with an aggregate carrying value of $976 million.
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
Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at June 30, 2020 (in thousands):

Year	Bank Line of Credit	Commercial Paper	Term Loan	Senior Unsecured Notes(1)	Mortgage Debt(2)	Total
2020 (six months)	$—	$—	$—	$—	$4,205	$4,205
2021	—	—	—	—	16,165	16,165
2022	—	—	—	300,000	8,417	308,417
2023	—	—	—	300,000	93,609	393,609
2024	—	—	250,000	1,150,000	6,939	1,406,939
Thereafter	—	—	—	4,300,000	340,925	4,640,925
	—	—	250,000	6,050,000	470,260	6,770,260
(Discounts), premium and debt costs, net	—	—	(938)	(57,807)	17,272	(41,473)
	—	—	249,062	5,992,193	487,532	6,728,787
Debt on assets held for sale(3)	—	—	—	—	27,645	27,645
	$—	$—	$249,062	$5,992,193	$515,177	$6,756,432
_______________________________________

(1)
Effective interest rates on the senior notes range from 3.08% to 6.87% with a weighted average effective interest rate of 3.83% and a weighted average maturity of 7 years. As noted above, in July 2020, the Company redeemed all $300 million aggregate principal amount of 3.15% senior unsecured notes due in 2022.

(2)
Excluding mortgage debt on assets held for sale, effective interest rates on the mortgage debt range from 1.34% to 5.91% with a weighted average effective interest rate of 3.87% and a weighted average maturity of 9 years.

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
Class Action. On May 9, 2016, a purported stockholder of the Company filed a putative class action complaint, Boynton Beach Firefighters’ Pension Fund v. HCP, Inc., et al., Case No. 3:16-cv-01106-JJH, in the U.S. District Court for the Northern District of Ohio against the Company, certain of its officers, HCR ManorCare, Inc. (“HCRMC”), and certain of its officers, asserting violations of the federal securities laws. The suit asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and alleges that the Company made certain false or misleading statements relating to the value of and risks concerning its investment in HCRMC by allegedly failing to disclose that HCRMC had engaged in billing fraud, as alleged by the U.S. Department of Justice (“DoJ”) in a suit against HCRMC arising from the False Claims Act that the DoJ voluntarily dismissed with prejudice. The plaintiff in the class action suit demands compensatory damages (in an unspecified amount), costs and expenses (including attorneys’ fees and expert fees), and equitable, injunctive, or other relief as the Court deems just and proper. On November 28, 2017, the Court appointed Societe Generale Securities GmbH (SGSS Germany) and the City of Birmingham Retirement and Relief Systems (Birmingham) as Co-Lead Plaintiffs in the class action. The motion to dismiss was fully briefed on May 21, 2018 and oral arguments were held on October 23, 2018. Subsequently, on December 6, 2018, HCRMC and its officers were voluntarily dismissed from the class action lawsuit without prejudice to such claims being refiled. On November 22, 2019, the Court granted the motion to dismiss. On December 20, 2019, Co-Lead plaintiffs filed a motion to amend the Court's judgment. Defendants' opposition brief was filed on February 18, 2020, and Co-Lead Plaintiffs' reply brief was filed on April 2, 2020. On May 18, 2020, Defendants filed a motion seeking leave to file a sur-reply, on May 21, 2020, Co-Lead Plaintiffs filed an opposition brief, and on May 28, 2020, Defendants filed a reply in support of the motion. Both motions have been fully briefed and remain pending with the Court. The Company believes the suit to be without merit and intends to vigorously defend against it.
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
The Company believes that the plaintiffs lack standing or the lawsuits and demands are without merit, but cannot predict the outcome of these proceedings or reasonably estimate any potential loss at this time. Accordingly, no loss contingency has been recorded for these matters as of June 30, 2020, as the likelihood of loss is not considered probable or estimable.
Credit Enhancement Guarantee
As of June 30, 2020, certain of the Company’s senior housing facilities served as collateral for $60 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities had a carrying value of $325 million as of June 30, 2020.
DownREIT LLCs
In connection with the formation of certain DownREIT LLCs, members may contribute appreciated real estate to a DownREIT LLC in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if a contributed property is later sold by the DownREIT LLC, the unamortized pre-contribution gain that exists at the date of sale is specifically allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT LLC. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT LLC in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Code (“make-whole payments”). These make-whole payments include a tax gross-up provision. These indemnification agreements have expirations terms that range through 2039 on a total of 27 properties.
NOTE 11.  Equity

At-The-Market Equity Offering Program
In June 2015, the Company established an at-the-market equity offering program (“ATM Program”) to sell shares of its common stock from time to time through a consortium of banks acting as sales agents or directly to the banks acting as principals. In February 2020, the Company terminated its previous ATM Program (the “2019 ATM Program”) and established a new ATM Program (the “2020 ATM Program”) pursuant to which shares of common stock having an aggregate gross sales price of up to approximately $1.25 billion may be sold (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. The use of a forward sale agreement allows the Company to lock in a share price on the sale of shares at the time the forward sales agreement is effective, but defer receiving the proceeds from the sale of shares until a later date.
ATM forward sale agreements generally have a one year term. At any time during the term, the Company may settle a forward sale by delivery of physical shares of common stock to the forward seller or, at the Company’s election, in cash or net shares. The forward sale price the Company expects to receive upon settlement of outstanding forward contracts will be the initial forward price established upon the effective date, subject to adjustments for: (i) accrued interest, (ii) the forward purchasers’ stock borrowing costs, and (iii) certain fixed price reductions during the term of the forward sale agreement.
ATM Forward Contracts
During the three months ended June 30, 2020, the Company did not utilize the forward provisions under the 2020 ATM Program. During the six months ended June 30, 2020, the Company utilized the forward provisions under the 2019 ATM Program to allow for the sale of up to an aggregate of 2.0 million shares of its common stock at an initial weighted average net price of $35.23 per share, after commissions. During the three and six months ended June 30, 2019, the Company utilized the forward provisions under the 2019 ATM Program to allow for the sale of up to an aggregate of 10.1 million and 13.6 million shares of its common stock, respectively, at an initial weighted average net price of $31.26 and $31.24 per share, after commissions, respectively.

During the three months ended March 31, 2020, the Company settled all 16.8 million shares previously outstanding under ATM forward contracts at a weighted average net price of $31.38 per share, after commissions, resulting in net proceeds of $528 million. No shares were settled during the three months ended June 30, 2020 and at June 30, 2020, no shares remained outstanding under ATM forward contracts. During the three and six months ended June 30, 2019, the Company settled 5.5 million shares at a weighted average net price of $30.91 per share, after commissions, resulting in net proceeds of $171 million.
At June 30, 2020, approximately $1.25 billion of the Company’s common stock remained available for sale under the 2020 ATM Program.
ATM Direct Issuances
During the three and six months ended June 30, 2020, no shares of common stock were issued under the 2019 ATM Program or 2020 ATM Program. During the three and six months ended June 30, 2019, the Company issued 5.9 million shares of common stock under the 2019 ATM Program at a weighted average net price of $31.84 per share, after commissions, resulting in net proceeds of $189 million.
Forward Equity Offerings
November 2019 Offering. In November 2019, the Company entered into a forward equity sales agreement (the "2019 forward equity sales agreement") to sell an aggregate of 15.6 million shares of its common stock (including shares sold through the exercise of underwriters’ options) at an initial net price of $34.46 per share, after underwriting discounts and commissions, which was subject to adjustments for: (i) accrued interest, (ii) the forward purchasers’ stock borrowing costs, and (iii) certain fixed price reductions during the term of the agreement. During the year ended December 31, 2019, no shares were settled under the 2019 forward equity sales agreement. During the three months ended March 31, 2020, the Company settled all 15.6 million shares under the 2019 forward equity sales agreement at a weighted average net price of $34.18 per share, resulting in net proceeds of $534 million (total net proceeds of $1.06 billion, when aggregated with the net proceeds from settling ATM forward contracts, as discussed above). Therefore, at June 30, 2020, no shares remained outstanding under the 2019 forward equity sales agreement.
December 2018 Offering. In December 2018, the Company entered into a forward equity sales agreement (the “2018 forward equity sales agreement”) to sell an aggregate of 15.3 million shares of its common stock (including shares sold through the exercise of underwriters’ options) at an initial net price of $28.60 per share, after underwriting discounts and commissions. The 2018 forward equity sales agreement had a one year term that expired on December 13, 2019 during which time the Company could settle the forward sales agreement by delivery of physical shares of common stock to the forward seller or, at the Company’s election, settle in cash or net shares. During the three and six months ended June 30, 2019, the Company settled 1.5 million shares under the forward sales agreement at a net price of $28.11 per share, resulting in net proceeds of $42 million. During the year ended December 31, 2019, the Company settled all 15.3 million shares under the 2018 forward equity sales agreement at a weighted average net price of $27.66 per share, resulting in net proceeds of $422 million. Therefore, at December 31, 2019, no shares remained outstanding under the 2018 forward equity sales agreement.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	June 30, 2020	December 31, 2019
Cumulative foreign currency translation adjustment	$—	$(1,023)
Unrealized gains (losses) on derivatives, net	780	1,314
Supplemental Executive Retirement Plan minimum liability and other	(2,966)	(3,148)
Total accumulated other comprehensive income (loss)	$(2,186)	$(2,857)

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
Refer to Note 11 for a discussions of the sale of shares under and settlement of forward sales agreements during the periods presented. The Company considered the potential dilution resulting from the forward agreements to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to calculate the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. The aggregate effect on the Company’s diluted weighted-average common shares for the six months ended June 30, 2020 and 2019, was 0.8 million and 1.3 million weighted-average incremental shares, respectively, from the forward equity sales agreements.
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net income (loss)	$55,049	$(9,980)	$337,589	$55,010
Noncontrolling interests' share in earnings	(3,543)	(3,617)	(7,003)	(7,137)
Net income (loss) attributable to Healthpeak Properties, Inc.	51,506	(13,597)	330,586	47,873
Less: Participating securities' share in earnings	(375)	(394)	(1,800)	(837)
Net income (loss) applicable to common shares	$51,131	$(13,991)	$328,786	$47,036
Denominator
Basic weighted average shares outstanding	538,262	478,739	522,427	478,260
Dilutive potential common shares - equity awards(1)	255	—	263	281
Dilutive potential common shares - forward equity agreements(2)	—	—	808	1,344
Diluted weighted average common shares	538,517	478,739	523,498	479,885
Earnings (loss) per common share:
Basic	$0.09	$(0.03)	$0.63	$0.10
Diluted	$0.09	$(0.03)	$0.63	$0.10

_______________________________________

(1)	For all periods presented, represents the dilutive impact of 1 million outstanding equity awards (restricted stock units and stock options).

(2)
For the six months ended June 30, 2020, represents the dilutive impact of 32 million shares that were settled during the six months then ended. For the six months ended June 30, 2019, represents the dilutive impact of 7 million shares that were settled during the six months then ended and 22 million shares of common stock under forward sales agreements that had not been settled as of June 30, 2019. For the three months ended June 30, 2020, forward sales agreements had no dilutive impact as all agreements were settled prior to the start of the period. For the three months ended June 30, 2019, diluted loss per share is calculated using the weighted average common shares outstanding as a result of the Company generating a net loss applicable to common shares for the period.

For all periods presented in the table above, all 7 million shares issuable upon conversion of DownREIT units were not included because they are anti-dilutive.

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
During the first quarter of 2020, primarily as a result of: (i) acquiring 100% ownership interest in 13 of 15 CCRCs previously held by a CCRC joint venture (see discussion of the 2019 MTCA with Brookdale in Note 3) and (ii) deconsolidating 19 SHOP assets into a new joint venture in December 2019, the Company's CODMs began reviewing operating results of CCRCs on a stand-alone basis and financial information for each respective segment inclusive of the Company’s share of unconsolidated joint ventures and exclusive of noncontrolling interests’ share on consolidated joint ventures. Therefore, during the first quarter of 2020, the Company began reporting CCRCs as a separate segment and began reporting segment measures inclusive of the Company’s share of unconsolidated joint ventures and exclusive of noncontrolling interests’ share of consolidated joint ventures. Accordingly, all prior period segment information has been recast to conform to the current period presentation.
During the three and six months ended June 30, 2020, two and nine senior housing triple-net facilities, respectively, were transferred to the Company’s SHOP segment as a result of terminating the triple-net leases and converting the assets to a RIDEA structure. During the three and six months ended June 30, 2019, 21 and 39 senior housing triple-net facilities, respectively, were transferred to the Company’s SHOP segment as a result of terminating the triple-net leases and converting the assets to a RIDEA structure. When an asset is transferred from one segment to another, the results associated with that asset are included in the original segment until the date of transfer. Results generated after the transfer date are included in the new segment.
The Company evaluates performance based on property Adjusted NOI. NOI is defined as real estate revenues (inclusive of rental and related revenues, resident fees and services, income from direct financing leases, and government grant income and exclusive of interest income), less property level operating expenses (which exclude transition costs); NOI excludes all other financial statement amounts included in net income (loss). Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles, termination fees, actuarial reserves for insurance claims that have been incurred but not reported, and the impact of deferred community fee income and expense.
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

The following tables summarize information for the reportable segments (in thousands):
For the three months ended June 30, 2020:

	Senior Housing Triple-Net	SHOP	CCRC	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$24,589	$155,293	$113,926	$138,496	$141,636	$14,500	$—	$588,440
Government grant income(1)	—	2,209	11,871	—	—	—	—	14,080
Less: Interest income	—	—	—	—	—	(4,230)	—	(4,230)
Healthpeak's share of unconsolidated joint venture total revenues	—	24,684	4,781	—	691	—	—	30,156
Healthpeak's share of unconsolidated joint venture government grant income	—	270	534	—	—	—	—	804
Noncontrolling interests' share of consolidated joint venture total revenues	—	(504)	—	(57)	(8,347)	—	—	(8,908)
Operating expenses	(526)	(137,507)	(94,248)	(34,205)	(49,350)	(5)	—	(315,841)
Healthpeak's share of unconsolidated joint venture operating expenses	—	(18,686)	(4,826)	—	(275)	(1)	—	(23,788)
Noncontrolling interests' share of consolidated joint venture operating expenses	—	411	—	18	2,507	—	—	2,936
Adjustments to NOI(2)	41	118	18	(2,779)	(951)	485	—	(3,068)
Adjusted NOI	24,104	26,288	32,056	101,473	85,911	10,749	—	280,581
Plus: Adjustments to NOI(2)	(41)	(118)	(18)	2,779	951	(485)	—	3,068
Interest income	—	—	—	—	—	4,230	—	4,230
Interest expense	(72)	(2,837)	(1,969)	(60)	(100)	—	(52,512)	(57,550)
Depreciation and amortization	(7,175)	(31,621)	(31,426)	(52,356)	(54,572)	(1,338)	—	(178,488)
General and administrative	—	—	—	—	—	—	(23,720)	(23,720)
Transaction costs	—	—	—	—	—	—	(627)	(627)
Impairments and loan loss reserves (recoveries), net	(1,007)	(16,158)	—	—	(2,119)	(4,766)	—	(24,050)
Gain (loss) on sales of real estate, net	—	1,579	—	—	81,284	—	—	82,863
Loss on debt extinguishments	—	—	—	—	—	—	(25,824)	(25,824)
Other income (expense), net	—	2,209	14,142	—	—	—	3,235	19,586
Income tax benefit (expense)	—	—	—	—	—	—	7,346	7,346
Less: Government grant income	—	(2,209)	(11,871)	—	—	—	—	(14,080)
Less: Healthpeak's share of unconsolidated joint venture NOI	—	(6,268)	(489)	—	(416)	1	—	(7,172)
Plus: Noncontrolling interests' share of consolidated joint venture NOI	—	93	—	39	5,840	—	—	5,972
Equity income (loss) from unconsolidated joint ventures	—	(17,779)	401	—	210	82	—	(17,086)
Net income (loss)	$15,809	$(46,821)	$826	$51,875	$116,989	$8,473	$(92,102)	$55,049
_______________________________________

(1)	Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the consolidated statements of operations.

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

For the three months ended June 30, 2019:

	Senior Housing Triple-Net	SHOP	CCRC	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$49,805	$177,001	$—	$107,596	$141,927	$15,238	$—	$491,567
Less: Interest income	—	—	—	—	—	(2,414)	—	(2,414)
Healthpeak's share of unconsolidated joint venture total revenues	—	5,922	52,835	—	709	5,482	—	64,948
Noncontrolling interests' share of consolidated joint venture total revenues	1	(523)	—	(42)	(8,381)	—	—	(8,945)
Operating expenses	(866)	(137,460)	—	(25,480)	(50,176)	(11)	—	(213,993)
Healthpeak's share of unconsolidated joint venture operating expenses	—	(4,430)	(42,456)	—	(283)	(11)	—	(47,180)
Noncontrolling interests' share of consolidated joint venture operating expenses	—	320	—	13	2,496	—	—	2,829
Adjustments to NOI(1)	4,806	898	4,745	(7,606)	(1,212)	(213)	—	1,418
Adjusted NOI	53,746	41,728	15,124	74,481	85,080	18,071	—	288,230
Plus: Adjustments to NOI(1)	(4,806)	(898)	(4,745)	7,606	1,212	213	—	(1,418)
Interest income	—	—	—	—	—	2,414	—	2,414
Interest expense	(206)	(1,326)	—	(70)	(109)	—	(55,231)	(56,942)
Depreciation and amortization	(15,688)	(52,242)	—	(41,431)	(54,096)	(1,839)	—	(165,296)
General and administrative	—	—	—	—	—	—	(27,120)	(27,120)
Transaction costs	—	—	—	—	—	—	(1,337)	(1,337)
Impairments and loan loss reserves (recoveries), net	(15,485)	(52,963)	—	—	(90)	—	—	(68,538)
Gain (loss) on sales of real estate, net	—	4,691	—	3,816	2,941	—	—	11,448
Loss on debt extinguishments	—	—	—	—	—	—	(1,135)	(1,135)
Other income (expense), net	—	12,817	—	—	—	—	8,191	21,008
Income tax benefit (expense)	—	—	—	—	—	—	1,864	1,864
Less: Healthpeak's share of unconsolidated joint venture NOI	—	(1,492)	(10,379)	—	(426)	(5,471)	—	(17,768)
Plus: Noncontrolling interests' share of consolidated joint venture NOI	(1)	203	—	29	5,885	—	—	6,116
Equity income (loss) from unconsolidated joint ventures	—	(603)	(2,568)	—	216	1,449	—	(1,506)
Net income (loss)	$17,560	$(50,085)	$(2,568)	$44,431	$40,613	$14,837	$(74,768)	$(9,980)
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

For the six months ended June 30, 2020:

	Senior Housing Triple-Net	SHOP	CCRC	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$57,724	$326,254	$205,706	$267,379	$286,782	$29,745	$—	$1,173,590
Government grant income(1)	—	2,209	11,871	—	—	—	—	14,080
Less: Interest income	—	—	—	—	—	(7,918)	—	(7,918)
Healthpeak's share of unconsolidated joint venture total revenues	—	50,449	26,428	—	1,386	86	—	78,349
Healthpeak's share of unconsolidated joint venture government grant income	—	270	534	—	—	—	—	804
Noncontrolling interests' share of consolidated joint venture total revenues	—	(1,042)	—	(109)	(16,987)	—	—	(18,138)
Operating expenses	(1,032)	(275,637)	(250,730)	(64,406)	(100,037)	(12)	—	(691,854)
Healthpeak's share of unconsolidated joint venture operating expenses	—	(36,642)	(22,863)	—	(550)	1	—	(60,054)
Noncontrolling interests' share of consolidated joint venture operating expenses	—	788	—	35	5,107	—	—	5,930
Adjustments to NOI(2)	(3,333)	649	91,579	(7,059)	(2,408)	946	—	80,374
Adjusted NOI	53,359	67,298	62,525	195,840	173,293	22,848	—	575,163
Plus: Adjustments to NOI(2)	3,333	(649)	(91,579)	7,059	2,408	(946)	—	(80,374)
Interest income	—	—	—	—	—	7,918	—	7,918
Interest expense	(154)	(5,692)	(3,273)	(122)	(203)	—	(106,482)	(115,926)
Depreciation and amortization	(14,337)	(88,623)	(51,655)	(102,567)	(107,720)	(2,862)	—	(367,764)
General and administrative	—	—	—	—	—	—	(46,069)	(46,069)
Transaction costs	—	—	—	—	—	—	(15,475)	(15,475)
Impairments and loan loss reserves (recoveries), net	(5,677)	(39,443)	—	—	(4,825)	(13,228)	—	(63,173)
Gain (loss) on sales of real estate, net	164,043	336	—	—	83,393	(40)	—	247,732
Loss on debt extinguishments	—	—	—	—	—	—	(24,991)	(24,991)
Other income (expense), net	—	2,209	184,474	—	—	41,707	1,804	230,194
Income tax benefit (expense)(3)	—	—	—	—	—	—	40,390	40,390
Less: Government grant income	—	(2,209)	(11,871)	—	—	—	—	(14,080)
Less: Healthpeak's share of unconsolidated joint venture NOI	—	(14,077)	(4,099)	—	(836)	(87)	—	(19,099)
Plus: Noncontrolling interests' share of consolidated joint venture NOI	—	254	—	74	11,880	—	—	12,208
Equity income (loss) from unconsolidated joint ventures	—	(35,929)	(1,479)	—	407	7,936	—	(29,065)
Net income (loss)	$200,567	$(116,525)	$83,043	$100,284	$157,797	$63,246	$(150,823)	$337,589
_______________________________________

(1)	Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the consolidated statements of operations.

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

(3)
Income tax benefit (expense) for the six months ended June 30, 2020 includes: (i) a $52 million tax benefit recognized in conjunction with internal restructuring activities, which resulted in the transfer of assets subject to certain deferred tax liabilities from taxable REIT subsidiaries to the REIT in connection with the 2019 MTCA (see Note 3) and (ii) a $3.6 million net tax benefit recognized due to changes under the CARES Act, which resulted in net operating losses being utilized at a higher income tax rate than previously available.

For the six months ended June 30, 2019:

	Senior Housing Triple-Net	SHOP	CCRC	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$108,637	$303,182	$—	$202,068	$284,122	$29,712	$—	$927,721
Less: Interest income	—	—	—	—	—	(4,127)	—	(4,127)
Healthpeak's share of unconsolidated joint venture total revenues	—	11,571	105,073	—	1,414	11,014	—	129,072
Noncontrolling interests' share of consolidated joint venture total revenues	(1)	(995)	—	(82)	(16,684)	—	—	(17,762)
Operating expenses	(1,860)	(234,407)	—	(47,472)	(99,163)	(18)	—	(382,920)
Healthpeak's share of unconsolidated joint venture operating expenses	—	(8,591)	(83,833)	—	(558)	(28)	—	(93,010)
Noncontrolling interests' share of consolidated joint venture operating expenses	—	670	—	26	4,920	—	—	5,616
Adjustments to NOI(1)	5,371	2,080	8,197	(10,084)	(2,960)	(492)	—	2,112
Adjusted NOI	112,147	73,510	29,437	144,456	171,091	36,061	—	566,702
Plus: Adjustments to NOI(1)	(5,371)	(2,080)	(8,197)	10,084	2,960	492	—	(2,112)
Interest income	—	—	—	—	—	4,127	—	4,127
Interest expense	(795)	(1,989)	—	(143)	(221)	—	(103,121)	(106,269)
Depreciation and amortization	(32,366)	(76,328)	—	(77,677)	(107,198)	(3,678)	—	(297,247)
General and administrative	—	—	—	—	—	—	(48,475)	(48,475)
Transaction costs	—	—	—	—	—	—	(5,855)	(5,855)
Impairments and loan loss reserves (recoveries), net	(15,485)	(52,963)	—	—	(8,948)	—	—	(77,396)
Gain (loss) on sales of real estate, net	3,557	9,314	—	3,738	2,883	—	—	19,492
Loss on debt extinguishments	—	—	—	—	—	—	(1,135)	(1,135)
Other income (expense), net	—	12,817	—	—	—	—	11,324	24,141
Income tax benefit (expense)	—	—	—	—	—	—	5,322	5,322
Less: Healthpeak's share of unconsolidated joint venture NOI	—	(2,980)	(21,240)	—	(856)	(10,986)	—	(36,062)
Plus: Noncontrolling interests' share of consolidated joint venture NOI	1	325	—	56	11,764	—	—	12,146
Equity income (loss) from unconsolidated joint ventures	—	(1,081)	(4,664)	—	427	2,949	—	(2,369)
Net income (loss)	$61,688	$(41,455)	$(4,664)	$80,514	$71,902	$28,965	$(141,940)	$55,010
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

The following table summarizes the Company’s revenues by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2020	2019	2020	2019
Senior housing triple-net	$24,589	$49,805	$57,724	$108,637
SHOP	155,293	177,001	326,254	303,182
CCRC	113,926	—	205,706	—
Life science	138,496	107,596	267,379	202,068
Medical office	141,636	141,927	286,782	284,122
Other Non-reportable	14,500	15,238	29,745	29,712
Total revenues	$588,440	$491,567	$1,173,590	$927,721

See Notes 3, 4, 5, 6, and 7 for significant transactions impacting the Company’s segment assets during the periods presented.
NOTE 14.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2020	2019
Supplemental cash flow information:
Interest paid, net of capitalized interest	$104,370	$99,934
Income taxes paid (refunded)	164	1,171
Capitalized interest	13,680	15,413
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	117,895	102,307
Vesting of restricted stock units and conversion of non-managing member units into common stock	4,703	4,498
Liabilities assumed with real estate acquisitions	523,289	59,778
Conversion of DFLs to real estate	—	350,540
Net noncash impact from the consolidation of previously unconsolidated joint ventures	323,138	17,850
Seller financing provided on disposition of real estate asset	12,480	—

See Note 3 for a discussion of the impact of the 2019 MTCA with Brookdale on the Company’s consolidated balance sheets and statements of operations. See Note 5 for a discussion related to the conversion of a DFL to real estate.
The following table summarizes cash, cash equivalents and restricted cash (in thousands):

	June 30,
	2020	2019
Cash and cash equivalents	$730,957	$130,521
Restricted cash	105,684	25,531
Cash, cash equivalents and restricted cash	$836,641	$156,052

NOTE 15.  Variable Interest Entities

Unconsolidated Variable Interest Entities
At June 30, 2020, the Company had investments in: (i) two properties leased to a VIE tenant, (ii) five unconsolidated VIE joint ventures, (iii) marketable debt securities of one VIE, and (iv) one loan to a VIE borrower. The Company determined it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (CCRC OpCo, development investments, Waldwick JV, and the LLC investment discussed below), it has no formal involvement in these VIEs beyond its investments.
VIE Tenant. The Company leases two properties to one tenant that has been identified as a VIE (“VIE tenant”). The VIE tenant is a “thinly capitalized” entity that relies on the operating cash flows generated from the senior housing facilities to pay operating expenses, including the rent obligations under its leases.
CCRC OpCo. The Company holds a 49% ownership interest in CCRC OpCo, a joint venture entity formed in August 2014 that operates senior housing properties in a RIDEA structure and has been identified as a VIE. The equity members of CCRC OpCo “lack power” because they share certain operating rights with Brookdale, as manager of the CCRCs. The assets of CCRC OpCo primarily consist of the CCRCs that it owns and leases, resident fees receivable, notes receivable, and cash and cash equivalents; its obligations primarily consist of operating lease obligations to CCRC PropCo, debt service payments, capital expenditures, accounts payable, and expense accruals. Assets generated by the operations of CCRC OpCo (primarily rents from CCRC residents) may only be used to settle its contractual obligations (primarily from debt service payments, capital expenditures, and rental costs and operating expenses incurred to manage such facilities). Refer to Note 3 for additional discussion related to transactions impacting CCRC OpCo.
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

The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at June 30, 2020 was as follows (in thousands):

VIE Type	Asset/Liability Type	Maximum Loss Exposure and Carrying Amount(1)
VIE tenant - operating leases(2)	Lease intangibles, net and straight-line rent receivables	$1,811
Unconsolidated development joint ventures	Loans receivable, net and Investments in unconsolidated joint ventures	27,356
Loan - seller financing	Loans receivable, net	6,221
CMBS and LLC investment	Marketable debt and LLC investment	35,151
_______________________________________

(1)	The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).

(2)	The Company’s maximum loss exposure may be mitigated by re-leasing the underlying properties to new tenants upon an event of default.
As of June 30, 2020, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
See Notes 3, 4, 5, 6, and 7 for additional descriptions of the nature, purpose, and operating activities of the Company’s unconsolidated VIEs and interests therein.
Consolidated Variable Interest Entities
The Company’s consolidated total assets and total liabilities at June 30, 2020 and December 31, 2019 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company. Total assets and total liabilities include VIE assets and liabilities as follows (in thousands):

	June 30, 2020	December 31, 2019
Assets
Buildings and improvements	$2,992,626	$3,236,105
Development costs and construction in progress	96,090	67,285
Land	447,759	526,576
Accumulated depreciation and amortization	(623,212)	(568,574)
Net real estate	2,913,263	3,261,392
Accounts receivable, net	9,937	11,986
Cash and cash equivalents	41,590	47,027
Restricted cash	14,168	13,596
Intangible assets, net	143,965	206,840
Right-of-use asset, net	91,834	92,664
Other assets, net	57,030	52,124
Total assets	$3,271,787	$3,685,629
Liabilities
Mortgage debt	217,310	218,767
Intangible liabilities, net	18,289	39,545
Lease liability	91,332	90,875
Accounts payable, accrued liabilities, and other liabilities	108,103	122,832
Deferred revenue	91,113	96,985
Total liabilities	$526,147	$569,004

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
NOTE 16.  Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets are immaterial at June 30, 2020.
The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	June 30, 2020(3)		December 31, 2019(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$253,774	$248,631	$190,579	$190,579
Marketable debt securities(2)	20,050	20,050	19,756	19,756
Bank line of credit and commercial paper(2)	—	—	93,000	93,000
Term loan(2)	249,062	249,062	248,942	248,942
Senior unsecured notes(1)	5,992,193	6,636,705	5,647,993	6,076,150
Mortgage debt(2)	487,532	505,318	276,907	280,373
Interest-rate swap liabilities(2)	64	64	553	553
_______________________________________

(1)	Level 1: Fair value calculated based on quoted prices in active markets.

(2)
Level 2: Fair value based on (i) for marketable debt securities, quoted prices for similar or identical instruments in active or inactive markets, respectively, or (ii) for loans receivable, net, mortgage debt, and swaps, standardized pricing models in which significant inputs or value drivers are observable in active markets. For bank line of credit, commercial paper, and term loans, the carrying values are a reasonable estimate of fair value because the borrowings are primarily based on market interest rates and the Company’s credit rating.

(3)	During the six months ended June 30, 2020 and year ended December 31, 2019, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
NOTE 17.  Derivative Financial Instruments

The following table summarizes the Company’s outstanding swap contracts as of June 30, 2020 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Notional	Pay Rate	Receive Rate	Fair Value(1)
Interest rate:
July 2005(2)	July 2020	Cash Flow	$41,305	3.82%	BMA Swap Index	$(64)
______________________________________

(1)	Derivative liabilities are recorded in accounts payable, accrued liabilities, and other liabilities in the consolidated balance sheets.

(2)	Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.

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
In August 2020, the Company replaced the swap contracts in the table above with three new interest-rate swap contracts totaling $41 million of notional, which mature in August 2025 and are designated as an effective cash flow hedge.

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
Cautionary Language Regarding Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “target,” “forecast,” “plan,” “potential,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. Forward-looking statements reflect our current expectations and views about future events and are subject to risks and uncertainties that could significantly affect our future financial condition and results of operations. While forward-looking statements reflect our good faith belief and assumptions we believe to be reasonable based upon current information, we can give no assurance that our expectations or forecasts will be attained. As more fully set forth under Part II, Item 1A. “Risk Factors” in this report and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:

•	the severity and duration of the COVID-19 pandemic;

•	actions that have been taken and may continue to be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact;

•	the impact of the COVID-19 pandemic and health and safety measures taken to slow its spread;

•	operational risks associated with third party management contracts, including the additional regulation and liabilities of our RIDEA lease structures;

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
COVID-19 Infection Information
Information related to the number of our senior housing facilities with confirmed resident COVID-19 cases was provided to us by our operators, but has not been independently verified by us. We have no reason to believe that this information is inaccurate in any material respect, but cannot assure you it is accurate.
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
We invest in a diversified portfolio of high-quality healthcare properties across our three core asset classes of senior housing, life science, and medical office real estate. Our senior housing properties are either operated under triple-net leases in our senior housing triple-net segment or through RIDEA structures in our senior housing operating portfolio (“SHOP”) and continuing care retirement community (“CCRC”) segments. Under the life science and medical office segments, we invest through the acquisition, development and management of life science buildings and medical office buildings (“MOBs”). We have other non-reportable segments that are comprised primarily of hospital properties and debt investments.
At June 30, 2020, our portfolio of investments, including properties in our unconsolidated joint ventures, consisted of interests in 633 properties. The following table summarizes information for our reportable segments for the three months ended June 30, 2020 (dollars in thousands):

Segment	Total Portfolio Adjusted NOI(1)	Percentage of Total Portfolio Adjusted NOI(1)	Number of Properties
Senior housing triple-net	$24,104	9%	62
SHOP	26,288	9%	139
CCRC	32,056	11%	17
Life science	101,473	36%	135
Medical office	85,911	31%	269
Other non-reportable	10,749	4%	11
Totals	$280,581	100%	633
_______________________________________
(1) Total Portfolio metrics include results of operations from disposed properties and properties that transferred segments through the disposition or transfer date. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations–Non-GAAP Financial Measures for additional information regarding Adjusted NOI and see Note 13 to the Consolidated Financial Statements for a reconciliation of Adjusted NOI by segment to net income (loss).
For a description of our significant activities during 2020, see “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations–2020 Transaction Overview” in this report.
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

COVID-19 Update
Beginning in late 2019, a novel strain of Coronavirus (“COVID-19”) began to spread throughout the world, including the United States, ultimately being declared a pandemic by the World Health Organization. Global health concerns and increased efforts to reduce the spread of the COVID-19 pandemic have prompted federal, state, and local governments to restrict normal daily activities, and have resulted in travel bans, quarantines, school closings, “shelter-in-place” orders requiring individuals to remain in their homes other than to conduct essential services or activities, as well as business limitations and shutdowns, which resulted in closure of many businesses deemed to be non-essential. Although some of these restrictions have since been lifted or scaled back, a recent surge of COVID-19 has resulted in the re-imposition of certain restrictions and may lead to other restrictions being re-implemented in response to efforts to reduce the spread of COVID-19. In addition, our tenants, operators and borrowers are facing significant cost increases as a result of increased health and safety measures, including increased staffing demands for patient care and sanitation, as well as increased usage and inventory of critical medical supplies and personal protective equipment. These health and safety measures, which may remain in place for a significant amount of time, are placing a substantial strain on the business operations of many of our tenants, operators, and borrowers.
SHOP, CCRC, and Senior Housing Triple-Net
Within our SHOP and CCRC properties, occupancy rates have declined quarter-over-quarter and we expect that trend to continue during the pandemic as a result of a reduction in, or in some cases prohibitions on, new tenant move-ins due to stricter move-in criteria, lower inquiry volumes, and reduced in-person tours, as well as incidences of COVID-19 outbreaks at our facilities or the perception that outbreaks may occur. Outbreaks, which directly affect our residents and the employees at our senior housing facilities, have and could continue to materially and adversely disrupt operations, as well as cause significant reputational harm to us, our operators, and our tenants. As of July 31, 2020, we had confirmed resident COVID-19 cases at 111 of our 218 senior housing properties. Our senior housing property operators are also facing significant cost increases as a result of higher staffing hours and compensation, the implementation of increased health and safety measures and protocols, and increased usage and inventory of critical medical supplies and personal protective equipment. At our SHOP and CCRC facilities, we bear these significant cost increases.
We also temporarily suspended development and redevelopment projects in the greater San Francisco and Boston areas as a result of “shelter-in-place” orders and local, state, and federal directives. Our operators also temporarily suspended development and redevelopment across our senior housing portfolio for the same reasons, except for certain life safety and essential projects. Although some of these development and redevelopment projects have been allowed to restart with infection control protocols in place, future local, state, or federal orders could cause us to re-suspend the work. Other projects remain suspended and we do not know when we will be able to restart construction. In locations where construction continues, construction workers are following applicable guidelines, including appropriate social distancing, limitations on large group gatherings in close proximity, and increased sanitation efforts, which has slowed the pace of construction. These protective actions do not, however, eliminate the risk that outbreaks caused or spread by such activities may occur and impact our tenants, operators and residents. In addition, our planned dispositions may not occur within the expected time or at all because of buyer terminations or withdrawals related to the pandemic, capital constraints, inability to tour properties, or other factors relating to the pandemic.
Medical Office Portfolio
Within our medical office portfolio, many physician practices have delayed or discontinued nonessential surgeries and procedures due to “shelter-in-place” orders and other health and safety measures, which has negatively impacted their cash flows. However, we experienced a slight increase in new leases and lease renewal requests in the second quarter of 2020, and we expect that planned move-outs will be delayed during the COVID-19 pandemic, which is expected to slightly increase short-term retention in this portfolio.
We implemented a deferred rent program for May and June 2020 that was limited to certain non-health system and non-hospital tenants in good standing, which has reduced our cash collections during those months, although we are requiring that the deferred rent be repaid ratably by the end of 2020. Under this program, we agreed to defer approximately $6 million of rent through June 30, 2020. We may also determine to implement a deferred rent program for future periods.
Life Science Portfolio
Within our life science portfolio, we have numerous tenants that are working tirelessly to address critical research and testing needs in the fight against COVID-19. We are focused on providing our tenants with the necessary space to complete their critical work and are in continuous contact with our tenants regarding how we can help them meet their needs. Through June 30, 2020, we had provided approximately $1 million of rent deferrals to our life science tenants, all of which is required to be repaid by the end of 2020.

However, within our life science portfolio, we may experience a decline in leasing activity at certain points during the COVID-19 pandemic. As a result of governmental restrictions on business activities in the greater San Francisco and Boston areas, we temporarily suspended development, redevelopment, and tenant improvement projects at many of our life science properties, resulting in delayed deliveries and project completions. Though we have been able to continue or re-start these projects, we remain subject to future governmental restrictions that may again suspend these projects. Even when these projects continue, we have been experiencing losses in efficiency as a result of the implementation of health and safety protocols related to social distancing and proper hygiene and sanitization.
Liquidity
We believe that we are well positioned to manage the COVID-19 pandemic and measures to slow its spread while working closely with our tenants, operators, and borrowers as they navigate the pandemic. We had approximately $2.85 billion of liquidity available, including $2.5 billion borrowing capacity under our unsecured revolving line of credit facility and $350 million of cash and cash equivalents, as of July 31, 2020. Additionally, after completing the July 2020 redemption of $300 million of senior unsecured notes due in 2022, we have no significant debt maturities until 2023. While a future downgrade in our credit ratings would adversely impact our cost of borrowing, we believe we continue to have access to the unsecured debt markets. We could also seek to enter into one or more secured debt financings, issue additional securities, including under our 2020 ATM Program (as defined below), or dispose of certain assets to fund future operating costs, capital expenditures, or acquisitions, although no assurances can be made in this regard.
Future Rent Collections
The impact of COVID-19 on the ability of our tenants to pay rent in the future is currently unknown. We have, and will continue to monitor the credit quality of each of our tenants and write-off straight-line rent and accounts receivable, as necessary. In the event we conclude that substantially all of a tenant’s straight-line rent or accounts receivable is not probable of collection in the future, such amounts will be written off, which could have a material impact on our future results of operations.
Employee Update
We have taken, and will continue to take, proactive measures to provide for the well-being of our workforce. We have maximized our systems infrastructure as well as virtual and remote working technologies for our employees, including our executive team, to ensure productivity and connectivity internally, as well as with key third-party relationships.
The extent of the impact of the COVID-19 pandemic on our business and financial results will depend on future developments, including the duration, severity, and spread of COVID-19, health and safety actions taken to contain its spread, any possible resurgence of COVID-19 that may occur after the initial outbreak subsides, and how quickly and to what extent normal economic and operating conditions can resume within the markets in which we operate, each of which are highly uncertain at this time and outside of our control.
2020 Transaction Overview
The Post Acquisition
In January 2020, we entered into definitive agreements to acquire a life science campus in Waltham, Massachusetts for $320 million. We closed the acquisition in April 2020.
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

•	Brookdale paid down $20 million of future rent under the 2019 Amended Master Lease.
Other Real Estate Transactions

•	During the first quarter of 2020, we sold seven SHOP assets for $36 million and a hospital under a direct financing lease (“DFL”) for $82 million.

•	During the second quarter of 2020, we sold two SHOP assets for $28 million and three MOBs in San Diego, California for $106 million (through exercise of a purchase option by one of our tenants).

•
During the first half of 2020, we converted: (i) six senior housing triple-net assets with Capital Senior Living Corporation (“CSL”) into a RIDEA structure, with CSL remaining as the manager, (ii) one senior housing triple-net asset with CSL into a RIDEA structure with Discovery Senior Living, LLC as the operator, and (iii) two senior housing triple-net assets with HRA Senior Living (“HRA”) into a RIDEA structure, with HRA remaining as the manager.

Financing Activities

•
During the six months ended June 30, 2020, we utilized the forward provisions under the at-the-market equity offering program established in February 2019 (the “2019 ATM Program”) to allow for the sale of up to an aggregate of 2 million shares of our common stock at an initial weighted average net price of $35.23 per share, after commissions.

•
During the six months ended June 30, 2020, we settled all 32.5 million shares previously outstanding under (i) ATM forward contracts and (ii) a 2019 forward equity sales agreement at a weighted average net price of $32.73 per share, after commissions, resulting in net proceeds of $1.06 billion.

•	In June 2020, we completed a public offering of $600 million aggregate principal amount of 2.875% senior unsecured notes due 2031 (the “2031 Notes”).

•	In June 2020, using a portion of the net proceeds from the 2031 Notes offering, we repurchased $250 million aggregate principal amount of our 4.250% senior unsecured notes due in 2023.

•	In July 2020, using an additional portion of the net proceeds from the 2031 Notes offering, we redeemed all $300 million aggregate principal amount of our 3.150% senior unsecured notes due in 2022.
Development Activities

•
As part of the development program with HCA Healthcare Inc., at June 30, 2020, we had seven MOB developments under contract, six of which will be on-campus, with an aggregate total estimated cost of $184 million.

•	At June 30, 2020, we had six life science development projects in process with an aggregate total estimated cost of approximately $855 million.
Dividends
The following table summarizes our common stock cash dividends declared in 2020:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
January 30	February 18	$0.37	February 28
April 30	May 8	0.37	May 19
August 4	August 14	0.37	August 25

Results of Operations
We evaluate our business and allocate resources among our reportable business segments: (i) senior housing triple-net, (ii) SHOP, (iii) CCRC, (iv) life science, and (v) medical office. Our senior housing facilities, including CCRCs, are managed utilizing triple-net leases and RIDEA structures. Under the life science and medical office segments, we invest through the acquisition and development of life science facilities and MOBs, which generally require a greater level of property management. We have other non-reportable segments that are comprised primarily of our debt investments and hospital properties. We evaluate performance based upon property adjusted net operating income (“Adjusted NOI” or “Cash NOI”) in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (“SEC”), as updated by Note 2 to the Consolidated Financial Statements herein.
Non-GAAP Financial Measures
Net Operating Income
NOI and Adjusted NOI are non-U.S. generally accepted accounting principles (“GAAP”) supplemental financial measures used to evaluate the operating performance of real estate. NOI is defined as real estate revenues (inclusive of rental and related revenues, resident fees and services, income from direct financing leases, and government grant income and exclusive of interest income), less property level operating expenses (which exclude transition costs); NOI excludes all other financial statement amounts included in net income (loss) as presented in Note 13 to the Consolidated Financial Statements. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles, termination fees, actuarial reserves for insurance claims that have been incurred but not reported, and the impact of deferred community fee income and expense. NOI and Adjusted NOI include our share of income (loss) generated by unconsolidated joint ventures and exclude noncontrolling interests’ share of income (loss) generated by consolidated joint ventures. Adjusted NOI is oftentimes referred to as “Cash NOI.” Management believes NOI and Adjusted NOI are important supplemental measures because they provide relevant and useful information by reflecting only income and operating expense items that are incurred at the property level and present them on an unlevered basis. We use NOI and Adjusted NOI to make decisions about resource allocations, to assess and compare property level performance, and to evaluate our Same-Store (“SS”) performance, as described below. We believe that net income (loss) is the most directly comparable GAAP measure to NOI and Adjusted NOI. NOI and Adjusted NOI should not be viewed as alternative measures of operating performance to net income (loss) as defined by GAAP since they do not reflect various excluded items. Further, our definitions of NOI and Adjusted NOI may not be comparable to the definitions used by other REITs or real estate companies, as they may use different methodologies for calculating NOI and Adjusted NOI. For a reconciliation of NOI and Adjusted NOI to net income (loss) by segment, refer to Note 13 to the Consolidated Financial Statements.
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
Properties are included in Same-Store once they are stabilized for the full period in both comparison periods. Newly acquired operating assets are generally considered stabilized at the earlier of lease-up (typically when the tenant(s) control(s) the physical use of at least 80% of the space) or 12 months from the acquisition date. Newly completed developments and redevelopments are considered stabilized at the earlier of lease-up or 24 months from the date the property is placed in service. Properties that experience a change in reporting structure, such as a conversion from a triple-net lease to a RIDEA reporting structure, are considered stabilized after 12 months in operations under a consistent reporting structure. A property is removed from Same-Store when it is classified as held for sale, sold, placed into redevelopment, experiences a casualty event that significantly impacts operations, a change in reporting structure (such as triple-net to SHOP) or operator transition has been agreed to, or a significant tenant relocates from a Same-Store property to a non Same-Store property and that change results in a corresponding increase in revenue. For a reconciliation of Same-Store to total portfolio Adjusted NOI and other relevant disclosures by segment, refer to our Segment Analysis below.

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

Comparison of the Three and Six Months Ended June 30, 2020 to the Three and Six Months Ended June 30, 2019
Overview

Three Months Ended June 30, 2020 and 2019
The following table summarizes results for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Net income (loss) applicable to common shares	$51,131	$(13,991)	$65,122
NAREIT FFO	182,367	198,422	(16,055)
FFO as Adjusted	214,713	212,939	1,774
AFFO	191,926	195,067	(3,141)
Net income (loss) applicable to common shares increased primarily as a result of the following:

•	an increase in net gain on sales of real estate during the second quarter of 2020;

•	a reduction in impairment charges related to depreciable real estate and assets underlying DFLs during the second quarter of 2020;

•	government grant income received under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) during the second quarter of 2020; and

•
NOI generated from: (i) 2019 and 2020 acquisitions of real estate, (ii) development and redevelopment projects placed in service during 2019 and 2020, and (iii) new leasing activity during 2019 and 2020.

The increase in net income (loss) applicable to common shares was partially offset by:

•	a reduction in income related to assets sold during 2019 and 2020;

•	an increase in loss on debt extinguishment, resulting from the repurchase of senior unsecured notes in the second quarter of 2020;

•
a reduction in other income, net as a result of a gain upon change of control related to the acquisition of the outstanding equity interests in a senior housing joint venture in the second quarter of 2019;

•	additional expenses and decreased occupancy in our SHOP and CCRC segments related to COVID-19;

•
increased depreciation and amortization expense as a result of: (i) assets acquired during 2019 and 2020, (ii) the acquisition of Brookdale’s interest in and consolidation of 13 CCRCs during the first quarter of 2020, and (iii) development and redevelopment projects placed into service during 2019 and 2020, partially offset by dispositions of real estate throughout 2019 and 2020 and intangible assets that were fully depreciated in 2019 and 2020; and

•
increased credit losses related to loans receivable as a result of: (i) adopting the current expected credit losses model required under Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), (ii) new loans funded during the second quarter of 2020, and (iii) the impact of COVID-19 on expected credit losses.

NAREIT FFO decreased primarily as a result of the aforementioned events impacting net income (loss) applicable to common shares, except for the following, which are excluded from NAREIT FFO:

•	impairments of depreciable real estate;

•	net gain on sales depreciable of real estate;

•	the gain upon change of control related to the acquisition of the outstanding equity interests in a senior housing joint venture in the second quarter of 2019; and

•	depreciation and amortization expense.

FFO as Adjusted increased primarily as a result of the aforementioned events impacting NAREIT FFO, except for the following, which are excluded from FFO as Adjusted:

•	net gain on sales of assets underlying DFLs and non-depreciable assets, such as land;

•	the loss on debt extinguishment; and

•	the increase in credit losses.
AFFO decreased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents, which is excluded from AFFO. The decrease in AFFO was partially offset by decreased capital expenditures during the period that are not otherwise deducted from AFFO and the increase in deferred tax benefit.
Six Months Ended June 30, 2020 and 2019
The following table summarizes results for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Net income (loss) applicable to common shares	$328,786	$47,036	$281,750
NAREIT FFO	353,917	404,455	(50,538)
FFO as Adjusted	441,727	424,961	16,766
AFFO	399,528	386,536	12,992
Net income (loss) applicable to common shares increased primarily as a result of the following:

•
an increase in other income, net as a result of (i) a gain upon change of control related to the acquisition of the outstanding equity interests in 13 CCRCs from Brookdale during the first quarter of 2020, (ii) a gain on sale related to the sale of a hospital underlying a DFL during the first quarter of 2020, and (iii) government grant income received under the CARES Act during the second quarter of 2020;

•	an increase in net gain on sales of real estate during the first half of 2020;

•	a reduction in impairment charges related to depreciable real estate and assets underlying DFLs during the first half of 2020;

•
an increase in income tax benefit as a result of (i) the above-mentioned acquisition of Brookdale’s interest in 13 CCRCs and related management termination fee expense paid to Brookdale in connection with transitioning management to LCS during the first quarter of 2020 and (ii) the extension of the net operating loss carryback period provided by the CARES Act; and

•
NOI generated from: (i) 2019 and 2020 acquisitions of real estate, (ii) development and redevelopment projects placed in service during 2019 and 2020, and (iii) new leasing activity during 2019 and 2020.

The increase in net income (loss) applicable to common shares was partially offset by:

•	a reduction in income related to assets sold during 2019 and 2020;

•	an increase in loss on debt extinguishment, resulting from repurchase of senior unsecured notes in the second quarter of 2020;

•
increased depreciation and amortization expense as a result of: (i) assets acquired during 2019 and 2020, (ii) the acquisition of Brookdale’s interest in and consolidation of 13 CCRCs during the first quarter of 2020, and (iii) development and redevelopment projects placed into service during 2019 and 2020, partially offset by dispositions of real estate throughout 2019 and 2020;

•
increased interest expense as a result of senior unsecured notes issuances and assumed mortgage debt in conjunction with real estate acquisitions, partially offset by senior unsecured notes redemptions, repurchases, and repayments; and

•
increased credit losses related to loans receivable as a result of: (i) adopting the current expected credit losses model required under ASU 2016-13, (ii) new loans funded during 2020, and (iii) the impact of COVID-19 on expected credit losses.

NAREIT FFO decreased primarily as a result of the aforementioned events impacting net income (loss) applicable to common shares, except for the following, which are excluded from NAREIT FFO:

•	impairments of depreciable real estate;

•	net gain on sales of depreciable real estate;

•	the gain upon change of control related to the acquisition of Brookdale’s interest in 13 CCRCs; and

•	depreciation and amortization expense.
FFO as Adjusted increased primarily as a result of the aforementioned events impacting NAREIT FFO, except for the following, which are excluded from FFO as Adjusted:

•	net gain on sales of assets underlying DFLs and non-depreciable assets, such as land;

•	the loss on debt extinguishment; and

•	the increase in credit losses.
AFFO increased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents and the increase in deferred tax benefit, which are excluded from AFFO. The increase in AFFO was partially offset by increased capital expenditures during the period that are not otherwise deducted from AFFO.
Segment Analysis
The following tables provide selected operating information for our Same-Store and total property portfolio for each of our reportable segments. For the three months ended June 30, 2020, our Same-Store consists of 468 properties representing properties acquired or placed in service and stabilized on or prior to April 1, 2019 and that remained in operations under a consistent reporting structure through June 30, 2020. For the six months ended June 30, 2020, our Same-Store consists of 442 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2019 and that remained in operations under a consistent reporting structure through June 30, 2020. Our total property portfolio consisted of 633 and 676 properties at June 30, 2020 and 2019, respectively.

Senior Housing Triple-Net

The following table summarizes results at and for the three months ended June 30, 2020 and 2019 (dollars in thousands, except per unit data):

	SS			Total Portfolio(1)
	Three Months Ended June 30,			Three Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Rental and related revenues	$20,590	$19,254	$1,336	$24,589	$43,792	$(19,203)
Income from direct financing leases	—	—	—	—	6,013	(6,013)
Noncontrolling interests' share of consolidated joint venture total revenues	—	—	—	—	1	(1)
Operating expenses	(49)	(44)	(5)	(526)	(866)	340
Adjustments to NOI	(260)	433	(693)	41	4,806	(4,765)
Adjusted NOI	$20,281	$19,643	$638	24,104	53,746	(29,642)
Less: non-SS adjusted NOI				(3,823)	(34,103)	30,280
SS adjusted NOI				$20,281	$19,643	$638
Adjusted NOI % change			3.2%
Property count(2)	47	47		62	104
Average capacity (units)(3)	4,364	4,366		5,906	12,474
Average annual rent per unit	$18,634	$18,037		$16,681	$17,512
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transferred segments through the disposition or transfer date.

(2)
From our 2019 presentation of Same-Store, we removed 31 senior housing triple-net properties that were sold, 12 senior housing triple-net properties that were converted, or we agreed to convert, to SHOP, 12 senior housing triple-net properties that were classified as held for sale, and 1 senior housing triple-net property that was transferred to other non-reportable.

(3)	Represents average capacity as reported by the respective tenants or operators for the three-month period.
Same-Store Adjusted NOI increased primarily as a result of annual rent escalations.
Total Portfolio Adjusted NOI decreased primarily as a result of the following Non-Same-Store impacts:

•	the transfer of nine senior housing triple-net facilities to our SHOP segment during 2020;

•	the transfer of two senior housing triple-net facilities to our CCRC segment during 2020; and

•	senior housing triple-net facilities sold during 2019 and 2020.
The decrease in Total Portfolio Adjusted NOI is partially offset by the aforementioned increase to Same-Store.

The following table summarizes results at and for the six months ended June 30, 2020 and 2019 (dollars in thousands, except per unit data):

	SS			Total Portfolio(1)
	Six Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Rental and related revenues	$41,118	$38,053	$3,065	$57,724	$93,232	$(35,508)
Income from direct financing leases	—	—	—	—	15,405	(15,405)
Noncontrolling interests' share of consolidated joint venture total revenues	—	—	—	—	(1)	1
Operating expenses	(98)	(88)	(10)	(1,032)	(1,860)	828
Adjustments to NOI	(830)	1,069	(1,899)	(3,333)	5,371	(8,704)
Adjusted NOI	$40,190	$39,034	$1,156	53,359	112,147	(58,788)
Less: non-SS adjusted NOI				(13,169)	(73,113)	59,944
SS adjusted NOI				$40,190	$39,034	$1,156
Adjusted NOI % change			3.0%
Property count(2)	47	47		62	104
Average capacity (units)(3)	4,365	4,366		6,442	13,543
Average annual rent per unit	$18,457	$17,921		$16,886	$16,836
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transferred segments through the disposition or transfer date.

(2)
From our 2019 presentation of Same-Store, we removed 31 senior housing triple-net properties that were sold, 12 senior housing triple-net properties that were converted, or we agreed to convert, to SHOP, 12 senior housing triple-net properties that were classified as held for sale, and 1 senior housing triple-net property that was transferred to other non-reportable.

(3)	Represents average capacity as reported by the respective tenants or operators for the six-month period.
Same-Store Adjusted NOI increased primarily as a result of annual rent escalations.
Total Portfolio Adjusted NOI decreased primarily as a result of the following Non-Same-Store impacts:

•	the transfer of 39 and 9 senior housing triple-net facilities to our SHOP segment during 2019 and 2020, respectively;

•	the transfer of two senior housing triple-net facilities to our CCRC segment during 2020; and

•	senior housing triple-net facilities sold during 2019 and 2020.
The decrease in Total Portfolio Adjusted NOI is partially offset by the aforementioned increase to Same-Store.

Senior Housing Operating Portfolio

The following table summarizes results at and for the three months ended June 30, 2020 and 2019 (dollars in thousands, except per unit data):

	SS			Total Portfolio(1)
	Three Months Ended June 30,			Three Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Resident fees and services	$73,086	$79,751	$(6,665)	$155,293	$177,001	$(21,708)
Government grant income(2)	1,889	—	1,889	2,209	—	2,209
Healthpeak’s share of unconsolidated joint venture total revenues	19,099	20,128	(1,029)	24,684	5,922	18,762
Healthpeak's share of unconsolidated joint venture government grant income	—	—	—	270	—	270
Noncontrolling interests' share of consolidated joint venture total revenues	(151)	(160)	9	(504)	(523)	19
Operating expenses	(64,226)	(60,685)	(3,541)	(137,507)	(137,460)	(47)
Healthpeak's share of unconsolidated joint venture operating expenses	(13,319)	(12,408)	(911)	(18,686)	(4,430)	(14,256)
Noncontrolling interests' share of consolidated joint venture operating expenses	113	106	7	411	320	91
Adjustments to NOI	(66)	205	(271)	118	898	(780)
Adjusted NOI	$16,425	$26,937	$(10,512)	26,288	41,728	(15,440)
Less: non-SS adjusted NOI				(9,863)	(14,791)	4,928
SS adjusted NOI				$16,425	$26,937	$(10,512)
Adjusted NOI % change			(39.0)%
Property count(3)	71	71		139	144
Average occupancy	79.1%	86.9%		79.8%	82.1%
Average capacity (units)(4)	9,363	9,368		16,386	15,638
Average annual rent per unit	$47,724	$51,863		$49,647	$48,179
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transferred segments through the disposition or transfer date.

(2)	Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the consolidated statements of operations.

(3)	From our 2019 presentation of Same-Store, we removed four SHOP properties that were classified as held for sale and one SHOP property that was placed in redevelopment.

(4)	Represents average capacity as reported by the respective tenants or operators for the three-month period.
Same Store Adjusted NOI decreased primarily as a result of the following:

•	additional expenses and decreased occupancy related to COVID-19; partially offset by

•	government grant income received under the CARES Act.
Total Portfolio Adjusted NOI decreased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:

•	decreased NOI from assets sold in 2019 and 2020; partially offset by

•	increased NOI from (i) 2019 acquisitions and (ii) the transfer of 21 and 9 senior housing triple-net assets to our SHOP segment during 2019 and 2020, respectively.

The following table summarizes results at and for the six months ended June 30, 2020 and 2019 (dollars in thousands, except per unit data):

	SS			Total Portfolio(1)
	Six Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Resident fees and services	$73,689	$75,607	$(1,918)	$326,254	$303,182	$23,072
Government grant income(2)	437	—	437	2,209	—	2,209
Healthpeak’s share of unconsolidated joint venture total revenues	39,200	40,348	(1,148)	50,449	11,571	38,878
Healthpeak's share of unconsolidated joint venture government grant income	—	—	—	270	—	270
Noncontrolling interests' share of consolidated joint venture total revenues	(190)	(200)	10	(1,042)	(995)	(47)
Operating expenses	(56,767)	(55,568)	(1,199)	(275,637)	(234,407)	(41,230)
Healthpeak's share of unconsolidated joint venture operating expenses	(25,978)	(24,677)	(1,301)	(36,642)	(8,591)	(28,051)
Noncontrolling interests' share of consolidated joint venture operating expenses	130	130	—	788	670	118
Adjustments to NOI	(176)	505	(681)	649	2,080	(1,431)
Adjusted NOI	$30,345	$36,145	$(5,800)	67,298	73,510	(6,212)
Less: non-SS adjusted NOI				(36,953)	(37,365)	412
SS adjusted NOI				$30,345	$36,145	$(5,800)
Adjusted NOI % change			(16.0)%
Property count(3)	48	48		139	144
Average occupancy	83.2%	87.0%		83.4%	82.4%
Average capacity (units)(4)	6,466	6,468		16,340	14,714
Average annual rent per unit	$46,740	$48,345		$51,701	$44,233
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties and properties that transferred segments through the disposition or transfer date.

(2)	Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the consolidated statements of operations.

(3)	From our 2019 presentation of Same-Store, we removed three SHOP properties that were classified as held for sale and one SHOP property that was placed in redevelopment.

(4)	Represents average capacity as reported by the respective tenants or operators for the six-month period.
Same Store Adjusted NOI decreased primarily as a result of the following:

•	additional expenses and decreased occupancy related to COVID-19; partially offset by

•	government grant income received under the CARES Act.
Total Portfolio Adjusted NOI decreased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:

•	decreased NOI from assets sold in 2019 and 2020; partially offset by

•	increased NOI from (i) 2019 acquisitions and (ii) the transfer of 39 and 9 senior housing triple-net assets to our SHOP segment during 2019 and 2020, respectively.

Continuing Care Retirement Community

The following table summarizes results at and for the three months ended June 30, 2020 and 2019 (dollars in thousands, except per unit data):

	SS(1)			Total Portfolio(2)
	Three Months Ended June 30,			Three Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Resident fees and services	$—	$—	$—	$113,926	$—	$113,926
Government grant income(3)	—	—	—	11,871	—	11,871
Healthpeak’s share of unconsolidated joint venture total revenues	—	—	—	4,781	52,835	(48,054)
Healthpeak's share of unconsolidated joint venture government grant income	—	—	—	534	—	534
Operating expenses	—	—	—	(94,248)	—	(94,248)
Healthpeak's share of unconsolidated joint venture operating expenses	—	—	—	(4,826)	(42,456)	37,630
Adjustments to NOI	—	—	—	18	4,745	(4,727)
Adjusted NOI	$—	$—	$—	32,056	15,124	16,932
Less: non-SS adjusted NOI				(32,056)	(15,124)	(16,932)
SS adjusted NOI				$—	$—	$—
Adjusted NOI % change			—%
Property count	—	—		17	15
Average Occupancy	—%	—%		80.4%	85.7%
Average capacity (units)(4)	—	—		8,321	7,269
Average annual rent per unit	$—	$—		$65,682	$64,797
_______________________________________

(1)
All CCRC properties have been removed from the Same-Store population as they experienced a change in reporting structure, underwent an operator transition during the periods presented, or are classified as held for sale. As such, no Same-Store results are presented in the table above.

(2)	Total Portfolio includes results of operations from disposed properties and properties that transferred segments through the disposition or transfer date.

(3)	Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the consolidated statements of operations.

(4)	Represents average capacity as reported by the respective tenants or operators for the three-month period.
Total Portfolio Adjusted NOI increased primarily as a result of the following:

•	the acquisition of the remaining 51% interest in 13 communities previously held in a joint venture during the first quarter of 2020; and

•	the transfer of two CCRC properties that converted from senior housing triple-net to RIDEA structures during the fourth quarter of 2019.

The following table summarizes results at and for the six months ended June 30, 2020 and 2019 (dollars in thousands, except per unit data):

	SS(1)			Total Portfolio(2)
	Six Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Resident fees and services	$—	$—	$—	$205,706	$—	$205,706
Government grant income(3)	—	—	—	11,871	—	11,871
Healthpeak’s share of unconsolidated joint venture total revenues	—	—	—	26,428	105,073	(78,645)
Healthpeak's share of unconsolidated joint venture government grant income	—	—	—	534	—	534
Operating expenses	—	—	—	(250,730)	—	(250,730)
Healthpeak's share of unconsolidated joint venture operating expenses	—	—	—	(22,863)	(83,833)	60,970
Adjustments to NOI	—	—	—	91,579	8,197	83,382
Adjusted NOI	$—	$—	$—	62,525	29,437	33,088
Less: non-SS adjusted NOI				(62,525)	(29,437)	(33,088)
SS adjusted NOI				$—	$—	$—
Adjusted NOI % change			—%
Property count	—	—		17	15
Average Occupancy	—%	—%		83.2%	85.7%
Average capacity (units)(4)	—	—		8,321	7,269
Average annual rent per unit	$—	$—		$65,430	$63,698
_______________________________________

(1)
All CCRC properties have been removed from the Same-Store population as they experienced a change in reporting structure, underwent an operator transition during the periods presented, or are classified as held for sale. As such, no Same-Store results are presented in the table above.

(2)	Total Portfolio includes results of operations from disposed properties and properties that transferred segments through the disposition or transfer date.

(3)	Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the consolidated statements of operations.

(4)	Represents average capacity as reported by the respective tenants or operators for the six-month period.
Total Portfolio Adjusted NOI increased primarily as a result of the following:

•	the acquisition of the remaining 51% interest in 13 communities previously held in a joint venture during the first quarter of 2020; and

•	the transfer of two CCRC properties that converted from senior housing triple-net to RIDEA structures during the fourth quarter of 2019.

Life Science

The following table summarizes results at and for the three months ended June 30, 2020 and 2019 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Three Months Ended June 30,			Three Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Rental and related revenues	$87,963	$84,841	$3,122	$138,496	$107,596	$30,900
Noncontrolling interests' share of consolidated joint venture total revenues	(41)	(41)	—	(57)	(42)	(15)
Operating expenses	(20,775)	(20,471)	(304)	(34,205)	(25,480)	(8,725)
Noncontrolling interests' share of consolidated joint venture operating expenses	14	13	1	18	13	5
Adjustments to NOI	(557)	(2,265)	1,708	(2,779)	(7,606)	4,827
Adjusted NOI	$66,604	$62,077	$4,527	101,473	74,481	26,992
Less: non-SS adjusted NOI				(34,869)	(12,404)	(22,465)
SS adjusted NOI				$66,604	$62,077	$4,527
Adjusted NOI % change			7.3%
Property count(2)	97	97		135	126
Average occupancy	96.6%	95.7%		95.9%	96.3%
Average occupied square feet	5,948	5,895		8,757	7,010
Average annual total revenues per occupied square foot	$59	$56		$62	$57
Average annual base rent per occupied square foot(3)	$56	$53		$49	$45
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties through the disposition date.

(2)	From our 2019 presentation of Same-Store, we removed two life science facilities that were placed in redevelopment and one life science facility related to a significant tenant relocation.

(3)
Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and deferred revenues).

Same-Store Adjusted NOI increased primarily as a result of the following:

•	annual rent escalations;

•	new leasing activity; and

•	mark-to-market lease renewals.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:

•	increased NOI from (i) increased occupancy in developments and redevelopments placed into service in 2019 and 2020 and (ii) acquisitions in 2019 and 2020; partially offset by

•	decreased NOI from the placement of facilities into redevelopment in 2019 and 2020; and

•	decreased termination fee income.

The following table summarizes results at and for the six months ended June 30, 2020 and 2019 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Six Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Rental and related revenues	$167,920	$162,469	$5,451	$267,379	$202,068	$65,311
Noncontrolling interests' share of consolidated joint venture total revenues	(66)	(72)	6	(109)	(82)	(27)
Operating expenses	(39,396)	(38,235)	(1,161)	(64,406)	(47,472)	(16,934)
Noncontrolling interests' share of consolidated joint venture operating expenses	24	22	2	35	26	9
Adjustments to NOI	(1,563)	(3,641)	2,078	(7,059)	(10,084)	3,025
Adjusted NOI	$126,919	$120,543	$6,376	195,840	144,456	51,384
Less: non-SS adjusted NOI				(68,921)	(23,913)	(45,008)
SS adjusted NOI				$126,919	$120,543	$6,376
Adjusted NOI % change			5.3%
Property count(2)	95	95		135	126
Average occupancy	95.9%	95.9%		95.4%	96.4%
Average occupied square feet	5,796	5,801		8,405	6,833
Average annual total revenues per occupied square foot	$57	$55		$62	$56
Average annual base rent per occupied square foot(3)	$54	$52		$49	$45
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties through the disposition date.

(2)	From our 2019 presentation of Same-Store, we removed two life science facilities that were placed in redevelopment and one life science facility related to a significant tenant relocation.

(3)
Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and deferred revenues).

Same-Store Adjusted NOI increased primarily as a result of the following:

•	annual rent escalations;

•	new leasing activity; and

•	mark-to-market lease renewals.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:

•	increased NOI from (i) increased occupancy in developments and redevelopments placed into service in 2019 and 2020 and (ii) acquisitions in 2019 and 2020; partially offset by

•	decreased NOI from (i) decreased overall portfolio occupancy and (ii) the placement of facilities into redevelopment in 2019 and 2020.

Medical Office

The following table summarizes results at and for the three months ended June 30, 2020 and 2019 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Three Months Ended June 30,			Three Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Rental and related revenues	$127,819	$128,076	$(257)	$141,636	$141,927	$(291)
Healthpeak’s share of unconsolidated joint venture total revenues	669	686	(17)	691	709	(18)
Noncontrolling interests' share of consolidated joint venture total revenues	(8,235)	(8,207)	(28)	(8,347)	(8,381)	34
Operating expenses	(43,433)	(44,329)	896	(49,350)	(50,176)	826
Healthpeak's share of unconsolidated joint venture operating expenses	(275)	(283)	8	(275)	(283)	8
Noncontrolling interests' share of consolidated joint venture operating expenses	2,508	2,482	26	2,507	2,496	11
Adjustments to NOI	(989)	(1,373)	384	(951)	(1,212)	261
Adjusted NOI	$78,064	$77,052	$1,012	85,911	85,080	831
Less: non-SS adjusted NOI				(7,847)	(8,028)	181
SS adjusted NOI				$78,064	$77,052	$1,012
Adjusted NOI % change			1.3%
Property count(2)	244	244		269	271
Average occupancy	92.0%	92.0%		91.3%	91.9%
Average occupied square feet	17,845	17,843		19,164	19,346
Average annual total revenues per occupied square foot	$29	$29		$30	$29
Average annual base rent per occupied square foot(3)	$25	$25		$25	$25
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties through the disposition date.

(2)
From our 2019 presentation of Same-Store, we removed four MOBs that were sold, five MOBs that were classified as held for sale, four MOBs that were placed into redevelopment, and one MOB that we intend to demolish.

(3)
Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and deferred revenues).

Same-Store Adjusted NOI increased primarily as a result of the following:

•	mark-to-market lease renewals; and

•	annual rent escalations.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned increases to Same-Store and the following Non-Same-Store impacts:

•	increased NOI from our 2019 and 2020 acquisitions; and

•	increased occupancy in former redevelopment and development properties that have been placed into service; partially offset by

•	decreased NOI from MOB sales during 2019 and 2020.

The following table summarizes results at and for the six months ended June 30, 2020 and 2019 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Six Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Rental and related revenues	$256,349	$254,088	$2,261	$286,782	$284,122	$2,660
Healthpeak’s share of unconsolidated joint venture total revenues	1,341	1,369	(28)	1,386	1,414	(28)
Noncontrolling interests' share of consolidated joint venture total revenues	(16,763)	(16,381)	(382)	(16,987)	(16,684)	(303)
Operating expenses	(87,045)	(86,882)	(163)	(100,037)	(99,163)	(874)
Healthpeak's share of unconsolidated joint venture operating expenses	(550)	(558)	8	(550)	(558)	8
Noncontrolling interests' share of consolidated joint venture operating expenses	5,108	4,879	229	5,107	4,920	187
Adjustments to NOI	(2,437)	(3,311)	874	(2,408)	(2,960)	552
Adjusted NOI	$156,003	$153,204	$2,799	173,293	171,091	2,202
Less: non-SS adjusted NOI				(17,290)	(17,887)	597
SS adjusted NOI				$156,003	$153,204	$2,799
Adjusted NOI % change			1.8%
Property count(2)	243	243		269	271
Average occupancy	92.0%	92.2%		91.3%	91.8%
Average occupied square feet	17,745	17,750		19,189	19,372
Average annual total revenues per occupied square foot	$29	$29		$30	$29
Average annual base rent per occupied square foot(3)	$25	$25		$25	$25
_______________________________________

(1)	Total Portfolio includes results of operations from disposed properties through the disposition date.

(2)
From our 2019 presentation of Same-Store, we removed four MOBs that were sold, five MOBs that were classified as held for sale, four MOBs that were placed into redevelopment, and one MOB that we intend to demolish.

(3)
Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and deferred revenues).

Same-Store Adjusted NOI increased primarily as a result:

•	mark-to-market lease renewals; and

•	annual rent escalations.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned increases to Same-Store and the following Non-Same-Store impacts:

•	increased NOI from our 2019 and 2020 acquisitions; and

•	increased occupancy in former redevelopment and development properties that have been placed into service; partially offset by

•	decreased NOI from MOB sales during 2019 and 2020.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Interest income	$4,230	$2,414	$1,816	$7,918	$4,127	$3,791
Interest expense	57,550	56,942	608	115,926	106,269	9,657
Depreciation and amortization	178,488	165,296	13,192	367,764	297,247	70,517
General and administrative	23,720	27,120	(3,400)	46,069	48,475	(2,406)
Transaction costs	627	1,337	(710)	15,475	5,855	9,620
Impairments and loan loss reserves (recoveries), net	24,050	68,538	(44,488)	63,173	77,396	(14,223)
Gain (loss) on sales of real estate, net	82,863	11,448	71,415	247,732	19,492	228,240
Loss on debt extinguishments	(25,824)	(1,135)	(24,689)	(24,991)	(1,135)	(23,856)
Other income (expense), net	19,586	21,008	(1,422)	230,194	24,141	206,053
Income tax benefit (expense)	7,346	1,864	5,482	40,390	5,322	35,068
Equity income (loss) from unconsolidated joint ventures	(17,086)	(1,506)	(15,580)	(29,065)	(2,369)	(26,696)
Noncontrolling interests’ share in earnings	(3,543)	(3,617)	74	(7,003)	(7,137)	134
Interest income
Interest income increased for the three and six months ended June 30, 2020 primarily as a result of new loans and additional funding of existing loans.
Interest expense
Interest expense increased for the three and six months ended June 30, 2020 as a result of (i) senior unsecured notes and term loan issuances and (ii) assumed debt in conjunction with real estate acquisitions. The increase in interest expense was partially offset by senior unsecured notes redemptions, repurchases, and repayments during 2019 and decreased short-term borrowings under the line of credit and commercial paper program during 2020.
Depreciation and amortization expense
Depreciation and amortization expense increased for the three and six months ended June 30, 2020 primarily as a result of: (i) assets acquired during 2019 and 2020, (ii) the acquisition of Brookdale’s interest in and consolidation of 13 CCRCs during the first quarter of 2020, and (iii) development and redevelopment projects placed into service during 2019 and 2020, partially offset by dispositions of real estate throughout 2019 and 2020 and assets that were fully depreciated in 2019 and 2020.
General and administrative expense
General and administrative expenses decreased for the three and six months ended June 30, 2020 primarily as a result of decreased severance and related charges.
Transaction Costs
Transaction costs increased for the six months ended June 30, 2020 primarily as a result of costs associated with the transition of 13 CCRCs from Brookdale to LCS in January 2020.
Impairments and loan loss reserves (recoveries), net
The impairment charges recognized in each period vary depending on facts and circumstances related to each asset and are impacted by negotiations with potential buyers, current operations of the assets, and other factors. Additionally, impairments and loan loss reserves (recoveries), net decreased for the three and six months ended June 30, 2020 primarily as a result of committing to a formal plan to sell fewer assets during 2020 as compared to 2019 and therefore, subjecting fewer new assets to the held-for-sale impairment model.

The decrease in impairment and loan loss reserves (recoveries) during 2020 is partially offset by an increase in credit losses (which are recorded in impairments and loan loss reserves (recoveries), net) under the current expected credit losses model (which we began using in conjunction with our adoption of ASU 2016-13 on January 1, 2020), primarily due to the current and anticipated economic impact of COVID-19.

Gain (loss) on sales of real estate, net
During the three months ended June 30, 2020, we sold two SHOP assets for $28 million and three MOBs for $106 million, resulting in total gain on sales of $83 million. During the six months ended June 30, 2020, we sold 9 SHOP assets for $64 million, 18 senior housing triple-net assets for $385 million, and three MOBs for $106 million, resulting in total gain on sales of $248 million.
During the three months ended June 30, 2019, we sold one SHOP asset for $14 million, five MOBs for $15 million, and one life science asset for $7 million, resulting in total gain on sales of $11 million. During the six months ended June 30, 2019, we sold 10 SHOP assets for $82 million, 2 senior housing triple-net assets for $26 million, 5 MOBs for $15 million, 1 life science asset for $7 million, and 1 undeveloped life science land parcel for $35 million, resulting in total gain on sales of $19 million.
Loss on debt extinguishments
Loss on debt extinguishments increased for the three and six months ended June 30, 2020 as a result of repurchasing $250 million aggregate principal amount of our 4.250% senior notes due in 2023 in June 2020.
Other income (expense), net
Other income (expense), net, decreased for the three months ended June 30, 2020 primarily as a result of (i) a gain upon change of control related to the acquisition of the outstanding equity interests in a senior housing joint venture in June 2019 and (ii) a casualty-related gain recognized in the second quarter of 2019 related to hurricanes in 2017, partially offset by government grant income received under the CARES Act during the second quarter of 2020.
Other income (expense), net, increased for the six months ended June 30, 2020 primarily as a result of: (i) a gain upon change of control related to the acquisition of the outstanding equity interests in 13 CCRCs from Brookdale during the first quarter of 2020, (ii) a gain on sale related to the sale of a hospital underlying a DFL during the first quarter of 2020, and (iii) government grant income received under the CARES Act during the second quarter of 2020. The increase was partially offset by a gain upon change of control related to the acquisition of the outstanding equity interests in a senior housing joint venture and a casualty-related gain related to hurricanes in 2017, both of which were recognized during the six months ended June 30, 2019.
Income tax benefit (expense)
Income tax benefit increased for the three months ended June 30, 2020 primarily as result of a tax benefit related to operating losses from properties within our SHOP and CCRC segments and the tax expense from the gain upon change of control related to the acquisition of the outstanding equity interests in a senior housing joint venture in June 2019.
Income tax benefit increased for the six months ended June 30, 2020 primarily as a result of the tax benefits related to the purchase of Brookdale’s interest in 13 of the 15 communities in the CCRC JV, including the management termination fee expense paid to Brookdale in connection with transitioning management of 13 CCRCs to LCS, and the extension of the net operating loss carryback period provided by the CARES Act.
Equity income (loss) from unconsolidated joint ventures
Equity income (loss) from unconsolidated joint ventures decreased for the three and six months ended June 30, 2020 as a result of our share of net losses from an unconsolidated joint venture owning 19 SHOP assets that was formed in December 2019, partially offset by our share of a gain on sale of one asset in an unconsolidated joint venture during the first quarter of 2020.
Liquidity and Capital Resources
We anticipate that our cash flow from operations, available cash balances and cash from our various financing activities will be adequate for at least the next 12 months for purposes of: (i) funding recurring operating expenses; (ii) meeting debt service requirements; and (iii) satisfying our distributions to our stockholders and non-controlling interest members. During the six months ended June 30, 2020, distributions to common shareholders and noncontrolling interest holders exceeded cash flows from operations by approximately $84 million. Distributions were made using a combination of cash flows from operations, funds available under our revolving line of credit and commercial paper program, proceeds from the sale of properties, and other sources of cash available to us.
Our principal investing liquidity needs for the next 12 months are to:

•	fund capital expenditures, including tenant improvements and leasing costs; and

•	fund future acquisition, transactional and development activities.

We anticipate satisfying these future investing needs using one or more of the following:

•	cash flow from operations;

•	sale of, or exchange of ownership interests in, properties or other investments;

•	borrowings under our revolving line of credit facility and unsecured commercial paper program;

•	issuance of additional debt, including unsecured notes, term loans and mortgage debt; and/or

•	issuance of common or preferred stock or its equivalent.
Our ability to access the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our Revolving Facility and 2019 Term Loan accrue interest at a rate per annum equal to LIBOR plus a margin that depends upon the credit ratings of our senior unsecured long term debt. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. As of August 3, 2020, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global and Fitch, and short-term credit ratings of P-2, A-2, and F2 from Moody’s, S&P Global, and Fitch, respectively.
A downgrade in credit ratings by Moody’s, S&P Global, and Fitch may have a negative impact on the interest rates and facility fees for our Revolving Facility and 2019 Term Loan. While a downgrade in our credit ratings would adversely impact our cost of borrowing, we believe we continue to have access to the unsecured debt markets, and we could also seek to enter into one or more secured debt financings, issue additional securities, including under our 2020 ATM Program (as defined below), or dispose of certain assets to fund future operating costs, capital expenditures, or acquisitions, although no assurances can be made in this regard. Refer to “COVID-19 Update” above and “Item 1A, Risk Factors” for a more comprehensive discussion of the potential impact of COVID-19 on our business.
Cash Flow Summary
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Net cash provided by (used in) operating activities	$319,823	$380,560	$(60,737)
Net cash provided by (used in) investing activities	(535,270)	(1,088,977)	553,707
Net cash provided by (used in) financing activities	867,584	724,658	142,926
Operating Cash Flows
The decrease in operating cash flow is primarily the result of a reduction in income related to: (i) the termination fee paid to Brookdale in conjunction with the CCRC Acquisition, (ii) assets sold during 2019 and 2020, (iii) occupancy declines and additional expenses within our SHOP and CCRC segments related to COVID-19, and (iv) increased interest paid as a result of new debt issuances and debt assumed in conjunction with real estate acquisitions. The decrease in operating cash flow is partially offset by: (i) 2019 and 2020 acquisitions, (ii) annual rent increases, (iii) new leasing activity, and (iv) developments and redevelopments placed in service during 2019 and 2020. Our cash flow from operations is dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors.
Investing Cash Flows
The following are significant investing activities for the six months ended June 30, 2020:

•	made investments of $1.2 billion primarily related to the acquisition, development, and redevelopment of real estate and funding of a new and existing loans; and

•	received net proceeds of $662 million primarily from sales of real estate assets.

The following are significant investing activities for the six months ended June 30, 2019:

•	made investments of $1.3 billion primarily related to the acquisition, development, and redevelopment of real estate; and

•	received net proceeds of $179 million primarily from sales of real estate assets.
Financing Cash Flows
The following are significant financing activities for the six months ended June 30, 2020:

•	made net borrowings of $214 million under our bank line of credit, commercial paper program, senior unsecured notes (including debt extinguishment costs) and mortgage debt;

•	issued common stock of $1.1 billion; and

•	paid cash dividends on common stock of $388 million.
The following are significant financing activities for the six months ended June 30, 2019:

•	made net borrowings of $695 million under our bank line of credit, term loan, and mortgage debt;

•	Issued common stock of $407 million; and

•	paid cash dividends on common stock of $355 million.
Debt
In June 2020, we completed a public offering of $600 million in aggregate principal amount of 2031 Notes.
In June 2020, using a portion of the net proceeds from the 2031 Notes offering, we repurchased $250 million aggregate principal amount of our 4.250% senior unsecured notes due in 2023.
Additionally, in July 2020, using a portion of the net proceeds from the 2031 Notes offering, we redeemed all $300 million of our 3.150% senior unsecured notes due in 2022.
See Note 9 to the Consolidated Financial Statements for additional information about our outstanding debt.
Approximately 96% and 87% of our consolidated debt, inclusive of $41 million and $42 million of variable rate debt swapped to fixed through interest rate swaps, was fixed rate debt as of June 30, 2020 and 2019, respectively. At June 30, 2020, our fixed rate debt and variable rate debt had weighted average interest rates of 3.84% and 1.18%, respectively. At June 30, 2019, our fixed rate debt and variable rate debt had weighted average interest rates of 4.04% and 3.31%, respectively. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
Equity
At June 30, 2020, we had 538 million shares of common stock outstanding, equity totaled $7.7 billion, and our equity securities had a market value of $15.0 billion.
At June 30, 2020, non-managing members held an aggregate of five million units in seven limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At June 30, 2020, the outstanding DownREIT units were convertible into approximately seven million shares of our common stock.
At-The-Market Program
In February 2020, we terminated our previous at-the-market equity offering program and concurrently established a new at-the-market equity offering program (the “2020 ATM Program”). In addition to the issuance and sale of shares of our common stock, we may also enter into one or more forward sales agreements with sales agents for the sale of our shares of common stock under our 2020 ATM Program.
During the three months ended June 30, 2020, no shares were settled under ATM forward contracts. At June 30, 2020, approximately $1.25 billion of our common stock remained available for sale under the 2020 ATM Program. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any of the remaining shares under our 2020 ATM Program.
See Note 11 to the Consolidated Financial Statements for additional information about our 2020 ATM Program, including equity sales during the three and six months ended June 30, 2020.

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
Contractual Obligations and Off-Balance Sheet Arrangements
Our commitments related to development and redevelopment projects decreased by $17 million, to $344 million at June 30, 2020 when compared to December 31, 2019, primarily as a result of completed development and redevelopment projects, partially offset by additional development and redevelopment projects in the second quarter of 2020.
Our commitments related to debt have materially changed since December 31, 2019 as a result of paydowns on our Commercial Paper Program, the issuance and repurchase of senior unsecured notes in June 2020, and the redemption of senior unsecured notes in July 2020. As of June 30, 2020, we had no balance outstanding under our revolving line of credit or Commercial Paper Program. See Note 9 to the Consolidated Financial Statements for additional information about our debt commitments.
There have been no other material changes, outside of the ordinary course of business, to these contractual obligations during the six months ended June 30, 2020.
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

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NAREIT FFO, FFO as Adjusted and AFFO (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) applicable to common shares	$51,131	$(13,991)	$328,786	$47,036
Real estate related depreciation and amortization	178,488	165,296	367,764	297,247
Healthpeak's share of real estate related depreciation and amortization from unconsolidated joint ventures	25,618	15,123	55,228	30,200
Noncontrolling interests' share of real estate related depreciation and amortization	(4,980)	(5,013)	(10,023)	(9,934)
Other real estate-related depreciation and amortization	891	1,357	2,128	3,442
Loss (gain) on sales of real estate, net	(82,863)	(11,448)	(247,732)	(19,492)
Healthpeak's share of loss (gain) on sales of real estate, net, from unconsolidated joint ventures	(1,519)	—	(9,248)	—
Noncontrolling interests' share of gain (loss) on sales of real estate, net	(3)	208	(3)	208
Loss (gain) upon change of control, net(1)	(2,528)	(11,501)	(169,962)	(11,501)
Taxes associated with real estate dispositions	335	—	(11,540)	—
Impairments (recoveries) of depreciable real estate, net	17,797	58,391	48,519	67,249
NAREIT FFO applicable to common shares	182,367	198,422	353,917	404,455
Distributions on dilutive convertible units and other	—	1,484	3,501	3,279
Diluted NAREIT FFO applicable to common shares	$182,367	$199,906	$357,418	$407,734

Weighted average shares outstanding - diluted NAREIT FFO	538,517	485,054	529,009	484,435

Impact of adjustments to NAREIT FFO:
Transaction-related items(2)	$685	$6,435	$93,064	$12,324
Other impairments (recoveries) and other losses (gains), net(3)	6,291	10,147	(27,015)	10,147
Severance and related charges	—	3,728	—	3,728
Loss on debt extinguishments(4)	25,824	1,135	24,991	1,135
Litigation costs (recoveries)	100	(527)	206	(399)
Casualty-related charges (recoveries), net(5)	—	(6,242)	—	(6,242)
Foreign currency remeasurement losses (gains)	143	(159)	153	(187)
Tax rate legislation impact(6)	(697)	—	(3,589)	—
Total adjustments	$32,346	$14,517	$87,810	$20,506

FFO as Adjusted applicable to common shares	$214,713	$212,939	$441,727	$424,961
Distributions on dilutive convertible units and other	1,834	1,446	3,390	3,226
Diluted FFO as Adjusted applicable to common shares	$216,547	$214,385	$445,117	$428,187

Weighted average shares outstanding - diluted FFO as Adjusted	544,018	485,054	529,009	484,435

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
FFO as Adjusted applicable to common shares	$214,713	$212,939	$441,727	$424,961
Amortization of deferred compensation	4,984	4,308	8,972	7,898
Amortization of deferred financing costs	2,534	2,740	5,116	5,440
Straight-line rents	(8,316)	(5,695)	(14,544)	(11,940)
AFFO capital expenditures	(18,781)	(19,513)	(40,572)	(38,733)
Lease restructure payments	328	292	619	580
CCRC entrance fees(7)	—	4,845	—	8,340
Deferred income taxes	(6,686)	(3,897)	(1,899)	(7,629)
Other AFFO adjustments(8)	3,150	(952)	109	(2,381)
AFFO applicable to common shares	191,926	195,067	399,528	386,536
Distributions on dilutive convertible units and other	1,864	1,484	3,501	3,278
Diluted AFFO applicable to common shares	$193,790	$196,551	$403,029	$389,814

Weighted average shares outstanding - diluted AFFO	544,018	485,054	529,009	484,435

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Diluted earnings per common share	$0.09	$(0.03)	$0.63	$0.10
Depreciation and amortization	0.37	0.36	0.79	0.66
Loss (gain) on sales of real estate, net	(0.15)	(0.02)	(0.49)	(0.04)
Loss (gain) upon change of control, net(1)	—	(0.02)	(0.32)	(0.02)
Taxes associated with real estate dispositions	—	—	(0.02)	—
Impairments (recoveries) of depreciable real estate, net	0.03	0.12	0.09	0.14
Diluted NAREIT FFO per common share	$0.34	$0.41	$0.68	$0.84
Transaction-related items(2)	—	0.01	0.18	0.02
Other impairments (recoveries) and other losses (gains), net(3)	0.01	0.02	(0.06)	0.02
Severance and related charges	—	0.01	—	0.01
Loss on debt extinguishments(4)	0.05	—	0.05	—
Casualty-related charges (recoveries), net(5)	—	(0.01)	—	(0.01)
Tax rate legislation impact(6)	—	—	(0.01)	—
Diluted FFO as Adjusted per common share	$0.40	$0.44	$0.84	$0.88
_______________________________________

(1)
For the six months ended June 30, 2020, relates to the gain on consolidation of 13 continuing care retirement communities ("CCRCs") in which we acquired Brookdale's interest and began consolidating during the first quarter of 2020. For the three and six months ended June 30, 2019, represents the gain related to the acquisition of the outstanding equity interests in a previously unconsolidated senior housing joint venture. Gains upon change of control are included in other income (expense), net in the consolidated statements of operations.

(2)
For the six months ended June 30, 2020, includes the termination fee and transition fee expenses related to terminating the management agreements with Brookdale for 13 CCRCs and transitioning those communities to LCS, partially offset by the tax benefit recognized related to those expenses. The expense related to terminating the CCRC management agreements with Brookdale is included in operating expenses in the consolidated statement of operations for the six months ended June 30, 2020.

(3)
For the three months ended June 30, 2020, represents additional reserves for loan losses under the current expected credit losses accounting standard in accordance with Accounting Standards Codification 326, Financial Instruments – Credit Losses ("ASC 326") and the impairment of an undeveloped MOB land parcel, which is classified as held-for-sale. The six months ended June 30, 2020 also includes additional reserves for loan losses under ASC 326 and a gain on sale of a hospital that was in a direct financing lease ("DFL"). For the three and six months ended June 30, 2019, represents the impairment of 13 senior housing triple-net facilities under DFLs recognized as a result of entering into sales agreements.

(4)	For all periods presented, primarily represents the premium associated with the prepayment of senior unsecured notes and mortgage debt.

(5)	For the three and six months ended June 30, 2019, represents incremental insurance proceeds received for property damage and other associated costs related to hurricanes in 2017.

(6)	For the three and six months ended June 30, 2020, represents the tax benefit of the CARES Act extending the net operating loss carryback period to five years.

(7)
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

(8)
Primarily includes our share of AFFO capital expenditures from unconsolidated joint ventures, partially offset by noncontrolling interests' share of AFFO capital expenditures from consolidated joint ventures.

For a reconciliation of Adjusted NOI to net income (loss), refer to Note 13 to the Consolidated Financial Statements. For a reconciliation of Same-Store Adjusted NOI to total portfolio Adjusted NOI by segment, refer to the analysis of each segment in “Results of Operations” above.

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
Interest Rate Risk.  At June 30, 2020, our exposure to interest rate risk is primarily on our variable rate debt. At June 30, 2020, $41 million of our variable-rate debt was hedged by interest rate swap transactions. The interest rate swaps are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable-rate debt to fixed interest rates.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. A one percentage point increase or decrease in interest rates would change the fair value of our fixed rate debt by approximately $412 million and $450 million, respectively, and would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point change in our interest rate related to the variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance at June 30, 2020, our annual interest expense and interest income would increase by approximately $3 million and $1 million, respectively.
Market Risk.  We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength, and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At June 30, 2020, both the fair value and carrying value of marketable debt securities was $20 million.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.
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
Item 1A.  Risk Factors
We have described in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, the primary risks that could materially affect our business, financial condition, or future results. The risk factors described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, updated the risk factors we previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The following further updates our previously disclosed risk factors:
Risks Related to Our Business and Operations

The COVID-19 pandemic and health and safety measures intended to reduce its spread have adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.
Beginning in late 2019, a novel strain of Coronavirus (“COVID-19”) began to spread throughout the world, including the United States, ultimately being declared a pandemic by the World Health Organization. Global health concerns and efforts to reduce the spread of COVID-19 prompted federal, state and local governments to restrict normal daily activities, and have resulted in travel bans, quarantines, and “shelter-in-place” orders requiring individuals to remain in their homes other than to conduct essential services or activities, as well as business limitations and shutdowns. This resulted in the closure of many businesses deemed to be non-essential. Although some of these restrictions have since been lifted or scaled back, a recent resurgence of COVID-19 has resulted in the re-imposition of certain restrictions and may lead to other restrictions being re-implemented in response to efforts to reduce the spread of COVID-19. These restrictions may remain in place for a significant amount of time, and continue to place a substantial strain on the business operations of many of our tenants, operators and borrowers. In many cases, these measures have limited and continue to limit the ability of our tenants and operators to conduct their normal businesses operations and comply with their rent and other financial obligations to us.
Within our SHOP and CCRC properties, average occupancy declined from 85.7% and 86.2% for the three months ended March 31, 2020, to 79.8% and 80.4%, respectively, for the three months ended June 30, 2020 and we expect occupancy rates will continue to decline for at least the duration of the COVID-19 pandemic due to a reduction in, or in some cases prohibitions on, new tenant move-ins due to “shelter-in-place” and local health department orders, stricter move-in criteria, lower inquiry volumes, and reduced in-person tours, as well as incidences of COVID-19 outbreaks at our facilities or the perception that outbreaks may occur. Outbreaks, which directly affect our residents and the employees at our senior housing facilities, have and could continue to materially and adversely disrupt operations. These outbreaks could cause significant reputational harm to us and our operators and could adversely affect demand for senior housing for an extended period. As of July 31, 2020, we had confirmed resident COVID-19 cases at 111 of our 218 senior housing properties. Our senior housing property operators are also facing material cost increases as a result of higher staffing hours and compensation, as well as increased usage and inventory of critical medical supplies and personal protective equipment. At our SHOP and CCRC facilities, we bear these material cost increases.
We temporarily suspended development and redevelopment projects in the greater San Francisco and Boston areas as a result of the “shelter-in-place” orders and local, state and federal directives. Our operators also temporarily suspended development and redevelopment across our senior housing portfolio for the same reasons, except for certain life safety and essential projects. Although these development and redevelopment projects have restarted with infection control protocols in place, future local, state or federal orders could cause us to re-suspend the work. Furthermore, construction workers are following applicable guidelines, including appropriate social distancing, limitations on large group gatherings in close proximity, and increased sanitation efforts, which has slowed the pace of construction. These protective actions do not, however, eliminate the risk that outbreaks caused or spread by such activities may occur and impact our tenants, operators and residents. In addition, our planned dispositions may not occur within the expected time or at all because of buyer terminations or withdrawals related to the pandemic, capital constraints or other factors relating to the pandemic.

Within our medical office portfolio, many physician practices temporarily discontinued or have reinstituted a discontinuation of nonessential surgeries and procedures due to health and safety measures, which has negatively impacted their cash flows. We implemented a deferred rent program for May and June 2020 that was limited to certain non-health system and non-hospital tenants in good standing, which reduced our second quarter 2020 cash flow. We may also determine to implement a deferred rent program for future periods. We are also experiencing and expect to continue to experience a decline in new leasing activity through the duration of the COVID-19 pandemic.
Within our life science portfolio, we may experience a decline in new leasing activity due to the COVID-19 pandemic. In addition, as a result of governmental restrictions on business activities, particularly in the greater San Francisco and Boston areas, we temporarily suspended development, redevelopment and tenant improvement projects at many of our life science properties. Although we have been able to restart these projects, future governmental restrictions may re-suspend them or suspend others. We are also experiencing time delays with our development, redevelopment, and tenant improvement projects due to the implementation of health and safety protocols related to social distancing and proper hygiene and sanitization.
The COVID-19 pandemic subjects our business and the businesses of our tenants and operators to various risks and uncertainties that have significantly affected and could materially adversely affect our business, results of operations and financial condition for at least the pendency of the COVID-19 pandemic and possibly longer, including the following:

•	rent deferrals or delays in rent commencement for tenants may result in a significant decrease in our cash receipts during the period of the deferrals;

•	material cost increases at our SHOP and CCRC facilities, for which we are responsible;

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

•
any possession taken of our properties, in whole or in part, by governmental authorities for public purposes in eminent domain proceedings or any government mandate or action that requires the use of our properties for the care and treatment of patients suffering from COVID-19;

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

•
the impact on our results of operations and financial condition resulting from (i) suspensions or delays in development and redevelopment activities and tenant improvement projects, including due to local, state and federal orders or guidelines, delays caused by slow-downs in construction as a result of implementing social distancing and other health and safety protocols, or delays caused by a shortage of construction materials or labor, as well as potential postponement of rent commencement dates due to delays in tenant improvement projects, and (ii) a decrease in acquisitions and dispositions of properties compared to historical levels;

•	reduced valuations for properties in our portfolio that we wish to sell, and potential delayed transaction timing due to government delays or government mandated COVID-related access restrictions;

•	the need to provide seller financing in order to dispose of certain properties in our portfolio at acceptable prices;

•
the impact on our tenants or operators, particularly in our senior housing portfolio, of lawsuits related to COVID-19 outbreaks that have occurred or may occur at our properties and the potential that insurance coverage may not be sufficient to cover any potential losses;

•	material increases in our insurance costs and larger deductibles or the inability to obtain insurance at economically reasonable rates;

•	significant expenses likely to be incurred in connection with our pursuit of creditor rights resulting from operator and tenant defaults and insolvency;

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

•	the likelihood that conditions related to the COVID-19 pandemic may require us to recognize additional impairments of long-lived assets or credit losses related to loans receivable;

•
the impact on our business if our executive officers, management team or a significant percentage of our employees are unable to continue to work because of illness caused by COVID-19, as well as the significant time and attention devoted by our management team to monitor the COVID-19 pandemic and seek to mitigate its effect on our business;

•
the deterioration of state and local economic conditions and job losses, particularly in San Francisco, San Diego and Boston, which may decrease demand for and occupancy levels at our life science properties and cause our rental rates and property values to be negatively impacted; and

•	the potential for shifts in consumer and business behaviors that fundamentally and adversely affect demand for properties in our portfolio.
The impact of the COVID-19 pandemic on our SHOP and CCRC properties managed in RIDEA structures has had and may continue to have a more significant impact on our results of operations on a relative basis because we receive cash flow from the operations of the property (as compared to only receiving contractual rent from a third-party tenant-operator under a triple-net lease structure), and we also bear all operational risks and liabilities associated with the operation of those properties, other than those arising out of certain actions by our operator, such as gross negligence or willful misconduct. Accordingly, impacts from the COVID-19 pandemic directly affecting one of our SHOP and CCRC properties, including lower net operating income caused by decreased revenues that may result from declines in occupancy or otherwise, and increased expenses, has had and is expected to continue to have a more direct and immediate impact on our results of operations than such an impact affecting one of our triple-net leased properties in our senior housing portfolio. For example, increased operating expenses at our SHOP and CCRC properties, including due to labor shortages, as well as increased screening and protective measures intended to prevent an outbreak and/or slow the spread of a COVID-19 outbreak, has adversely affected and is expected to continue to adversely affect the cash flow from operations we receive from the affected properties. In addition, our RIDEA operators who are adversely affected by the COVID-19 pandemic may request revisions to their management agreements and existing fee structures in order to reduce the amount of cash from operations that flows directly to us. Because we bear all operational risks and liabilities related to our SHOP and CCRC properties, other than those arising out of certain actions by our operator, such as gross negligence or willful misconduct, we may be directly adversely impacted by potential lawsuits related to COVID-19 outbreaks that have occurred or may occur at those properties, and our insurance coverage may not be sufficient to cover any potential losses. The same factors may also affect our triple net lease tenants and may limit their ability to pay the contractual rent when due.
Additionally, the COVID-19 pandemic could increase the magnitude of many of the other risks described herein and elsewhere in this Quarterly Report may have other adverse effects on our operations that we are not currently able to predict. For example, we may be required to delay or limit our acquisition and disposition strategies in the short and medium-term by, for example, redirecting significant resources and management attention away from seeking attractive acquisitions and limiting any plans for dispositions given a potentially smaller pool of potential buyers who could face difficulties in obtaining financing, delays in transaction timing resulting from government mandated COVID-related access restrictions, and the potential negative impact the pandemic could have on the value of any assets we are seeking to sell. The COVID-19 pandemic has also resulted in significant volatility in the local, national and global financial markets, and we may be unable to obtain any required financing on favorable terms or on a timely basis or at all.
The extent of the impact of the COVID-19 pandemic on our business and financial results will depend on future developments, including the duration, severity and spread of the pandemic, resurgences of COVID-19 that have occurred in most states, health and safety actions taken to contain its spread, and how quickly and to what extent normal economic and operating conditions can resume within the markets in which we operate, each of which are highly uncertain at this time and outside of our control. Even after the COVID-19 pandemic subsides, we may continue to experience adverse impacts to our business and financial results as a result of its national and global economic impact. The adverse impact of the COVID-19 pandemic on our business, results of operations and financial condition could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)
On March 20, 2020, we issued 22,986 shares of our common stock upon the redemption of 10,000 non-managing member units of our subsidiary, HCPI/Tennessee, LLC. The shares of our common stock were issued in a private placement to an accredited investor pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. We did not receive any cash proceeds from the issuance of shares of our common stock upon redemption of the non-managing member units of HCPI/Tennessee, LLC, although we did acquire non-managing member units of the subsidiary in exchange for the shares of common stock we issued upon redemption of the units.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf during the three months ended June 30, 2020.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
April 1-30, 2020	823	$23.52	—	—
May 1-31, 2020	9,654	22.47	—	—
June 1-30, 2020	904	27.78	—	—
Total	11,381	$22.97	—	—
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

4.1
Tenth Supplemental Indenture, dated as of June 23, 2020, between Healthpeak Properties, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Healthpeak’s Current Report on Form 8-K filed June 23, 2020).

4.2	Form of 2.875% Senior Notes due 2031 (included in Exhibit 4.1).

31.1	Certification by Thomas M. Herzog, Healthpeak’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Thomas M. Herzog, Healthpeak’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________
*       Filed herewith.
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2020	Healthpeak Properties, Inc.

(Registrant)

/s/ THOMAS M. HERZOG
Thomas M. Herzog
Chief Executive Officer
(Principal Executive Officer)

/s/ PETER A. SCOTT
Peter A. Scott
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)