Form 10-Q
period 2020-09-30
HEALTHPEAK PROPERTIES, INC.
filed 2020-11-03
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 001-08895

Healthpeak Properties, Inc.
(Exact name of registrant as specified in its charter)

Maryland	33-0091377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5050 South Syracuse Street, Suite 800
Denver, CO 80237
(Address of principal executive offices) (Zip code)
(949) 407-0700
(Registrant’s telephone number, including area code)
1920 Main Street, Suite 1200
Irvine, CA 92614
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 30, 2020, there were 538,360,606 shares of the registrant’s $1.00 par value common stock outstanding.

HEALTHPEAK PROPERTIES, INC.

Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Real estate:
Buildings and improvements	$10,967,446	$11,120,039
Development costs and construction in progress	684,979	692,336
Land	1,889,643	1,992,602
Accumulated depreciation and amortization	(2,507,881)	(2,771,922)
Net real estate	11,034,187	11,033,055
Net investment in direct financing leases	44,706	84,604
Loans receivable, net of reserves of $11,547 and $0	231,162	190,579
Investments in and advances to unconsolidated joint ventures	436,271	825,515
Accounts receivable, net of allowance of $9,004 and $4,565	63,216	59,417
Cash and cash equivalents	197,119	144,232
Restricted cash	102,419	40,425
Intangible assets, net	501,583	331,693
Assets held for sale, net	2,213,185	504,394
Right-of-use asset, net	190,875	172,486
Other assets, net	737,098	646,491
Total assets	$15,751,821	$14,032,891
LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$—	$93,000
Term loan	249,122	248,942
Senior unsecured notes	5,695,567	5,647,993
Mortgage debt	435,206	276,907
Intangible liabilities, net	108,031	74,991
Liabilities related to assets held for sale, net	93,046	36,369
Lease liability	175,002	156,611
Accounts payable, accrued liabilities, and other liabilities	834,518	540,924
Deferred revenue	755,021	289,680
Total liabilities	8,345,513	7,365,417
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 538,354,755 and 505,221,643 shares issued and outstanding	538,355	505,222
Additional paid-in capital	10,228,086	9,183,892
Cumulative dividends in excess of earnings	(3,923,150)	(3,601,199)
Accumulated other comprehensive income (loss)	(3,236)	(2,857)
Total stockholders' equity	6,840,055	6,085,058
Joint venture partners	366,708	378,061
Non-managing member unitholders	199,545	204,355
Total noncontrolling interests	566,253	582,416
Total equity	7,406,308	6,667,474
Total liabilities and equity	$15,751,821	$14,032,891
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental and related revenues	$326,530	$312,600	$953,581	$908,019
Resident fees and services	264,616	213,040	797,818	517,501
Income from direct financing leases	2,150	9,590	7,569	33,304
Interest income	4,443	2,741	12,361	6,868
Total revenues	597,739	537,971	1,771,329	1,465,692
Costs and expenses:
Interest expense	56,235	61,230	172,161	167,499
Depreciation and amortization	173,630	171,944	541,394	469,191
Operating	314,292	248,069	1,006,146	630,989
General and administrative	21,661	22,970	67,730	71,445
Transaction costs	2,586	1,319	18,061	7,174
Impairments and loan loss reserves (recoveries), net	34,550	38,257	97,723	115,653
Total costs and expenses	602,954	543,789	1,903,215	1,461,951
Other income (expense):
Gain (loss) on sales of real estate, net	149	(784)	247,881	18,708
Loss on debt extinguishments	(17,921)	(35,017)	(42,912)	(36,152)
Other income (expense), net	7,060	693	237,254	24,834
Total other income (expense), net	(10,712)	(35,108)	442,223	7,390
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	(15,927)	(40,926)	310,337	11,131
Income tax benefit (expense)	(24,174)	6,261	16,216	11,583
Equity income (loss) from unconsolidated joint ventures	(19,480)	(7,643)	(48,545)	(10,012)
Net income (loss)	(59,581)	(42,308)	278,008	12,702
Noncontrolling interests' share in earnings	(3,836)	(3,555)	(10,839)	(10,692)
Net income (loss) attributable to Healthpeak Properties, Inc.	(63,417)	(45,863)	267,169	2,010
Participating securities' share in earnings	(351)	(386)	(2,151)	(1,223)
Net income (loss) applicable to common shares	$(63,768)	$(46,249)	$265,018	$787
Earnings (loss) per common share:
Basic	$(0.12)	$(0.09)	$0.50	$0.00
Diluted	$(0.12)	$(0.09)	$0.50	$0.00
Weighted average shares outstanding:
Basic	538,333	491,203	527,908	482,595
Diluted	538,333	491,203	528,455	484,792
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(59,581)	$(42,308)	$278,008	$12,702

Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	(942)	288	(651)	483
Change in Supplemental Executive Retirement Plan obligation and other	(108)	69	272	206
Foreign currency translation adjustment	—	(1,121)	—	(1,204)
Total other comprehensive income (loss)	(1,050)	(764)	(379)	(515)
Total comprehensive income (loss)	(60,631)	(43,072)	277,629	12,187
Total comprehensive income (loss) attributable to noncontrolling interests	(3,836)	(3,555)	(10,839)	(10,692)
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$(64,467)	$(46,627)	$266,790	$1,495
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)

For the three months ended September 30, 2020:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
July 1, 2020	538,318	$538,318	$10,222,728	$(3,660,187)	$(2,186)	$7,098,673	$570,048	$7,668,721
Net income (loss)	—	—	—	(63,417)	—	(63,417)	3,836	(59,581)
Other comprehensive income (loss)	—	—	—	—	(1,050)	(1,050)	—	(1,050)
Issuance of common stock, net	47	47	464	—	—	511	—	511
Repurchase of common stock	(10)	(10)	(265)	—	—	(275)	—	(275)
Amortization of deferred compensation	—	—	5,159	—	—	5,159	—	5,159
Common dividends ($0.37 per share)	—	—	—	(199,546)	—	(199,546)	—	(199,546)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,631)	(7,631)
September 30, 2020	538,355	$538,355	$10,228,086	$(3,923,150)	$(3,236)	$6,840,055	$566,253	$7,406,308

For the three months ended September 30, 2019:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
July 1, 2019	491,109	$491,109	$8,801,037	$(3,233,283)	$(4,459)	$6,054,404	$564,868	$6,619,272
Net income (loss)	—	—	—	(45,863)	—	(45,863)	3,555	(42,308)
Other comprehensive income (loss)	—	—	—	—	(764)	(764)	—	(764)
Issuance of common stock, net	3,703	3,703	98,726	—	—	102,429	—	102,429
Repurchase of common stock	(10)	(10)	(339)	—	—	(349)	—	(349)
Exercise of stock options	46	46	1,170	—	—	1,216	—	1,216
Amortization of deferred compensation	—	—	4,171	—	—	4,171	—	4,171
Common dividends ($0.37 per share)	—	—	—	(182,110)	—	(182,110)	—	(182,110)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,901)	(7,901)
Issuances of noncontrolling interests	—	—	—	—	—	—	29,703	29,703
September 30, 2019	494,848	$494,848	$8,904,765	$(3,461,256)	$(5,223)	$5,933,134	$590,225	$6,523,359

For the nine months ended September 30, 2020:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
December 31, 2019	505,222	$505,222	$9,183,892	$(3,601,199)	$(2,857)	$6,085,058	$582,416	$6,667,474
Impact of adoption of ASU No. 2016-13(1)	—	—	—	(1,524)	—	(1,524)	—	(1,524)
January 1, 2020	505,222	505,222	9,183,892	(3,602,723)	(2,857)	6,083,534	582,416	6,665,950
Net income (loss)	—	—	—	267,169	—	267,169	10,839	278,008
Other comprehensive income (loss)	—	—	—	—	(379)	(379)	—	(379)
Issuance of common stock, net	33,248	33,248	1,032,652	—	—	1,065,900	—	1,065,900
Conversion of DownREIT units to common stock	120	120	3,957	—	—	4,077	(4,077)	—
Repurchase of common stock	(289)	(289)	(9,984)	—	—	(10,273)	—	(10,273)
Exercise of stock options	54	54	1,752	—	—	1,806	—	1,806
Amortization of deferred compensation	—	—	15,817	—	—	15,817	—	15,817
Common dividends ($1.11 per share)	—	—	—	(587,596)	—	(587,596)	—	(587,596)
Distributions to noncontrolling interests	—	—	—	—	—	—	(22,925)	(22,925)
September 30, 2020	538,355	$538,355	$10,228,086	$(3,923,150)	$(3,236)	$6,840,055	$566,253	$7,406,308

For the nine months ended September 30, 2019:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
December 31, 2018	477,496	$477,496	$8,398,847	$(2,927,196)	$(4,708)	$5,944,439	$568,152	$6,512,591
Impact of adoption of ASU No. 2016-02(2)	—	—	—	590	—	590	—	590
January 1, 2019	477,496	477,496	8,398,847	(2,926,606)	(4,708)	5,945,029	568,152	6,513,181
Net income (loss)	—	—	—	2,010	—	2,010	10,692	12,702
Other comprehensive income (loss)	—	—	—	—	(515)	(515)	—	(515)
Issuance of common stock, net	17,272	17,272	491,970	—	—	509,242	—	509,242
Conversion of DownREIT units to common stock	184	184	3,890	—	—	4,074	(4,074)	—
Repurchase of common stock	(159)	(159)	(4,772)	—	—	(4,931)	—	(4,931)
Exercise of stock options	55	55	1,380	—	—	1,435	—	1,435
Amortization of deferred compensation	—	—	14,529	—	—	14,529	—	14,529
Common dividends ($1.11 per share)	—	—	—	(536,660)	—	(536,660)	—	(536,660)
Distributions to noncontrolling interests	—	—	—	—	—	—	(17,724)	(17,724)
Issuances of noncontrolling interests	—	—	—	—	—	—	33,318	33,318
Purchase of noncontrolling interests	—	—	(1,079)	—	—	(1,079)	(139)	(1,218)
September 30, 2019	494,848	$494,848	$8,904,765	$(3,461,256)	$(5,223)	$5,933,134	$590,225	$6,523,359
_______________________________________
(1)On January 1, 2020, the Company adopted a series of Accounting Standards Updates (“ASUs”) related to accounting for credit losses and recognized the cumulative-effect of adoption to beginning retained earnings. Refer to Note 2 for a detailed impact of adoption.
(2)On January 1, 2019, the Company adopted a series of ASUs related to accounting for leases and recognized the cumulative-effect of adoption to beginning retained earnings. Refer to Note 2 for a detailed impact of adoption.
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$278,008	$12,702
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles	541,394	469,191
Amortization of deferred compensation	13,392	14,529
Amortization of deferred financing costs	7,670	8,174
Straight-line rents	(24,086)	(16,220)
Amortization of nonrefundable entrance fees and above/below market lease intangibles	(58,849)	—
Equity loss (income) from unconsolidated joint ventures	48,545	10,012
Distributions of earnings from unconsolidated joint ventures	11,928	12,001
Loss (gain) on sale of real estate under direct financing leases	(41,670)	—
Deferred income tax expense (benefit)	(8,245)	(14,468)
Impairments and loan loss reserves (recoveries), net	97,723	115,653
Loss on debt extinguishments	42,912	36,152
Loss (gain) on sales of real estate, net	(247,881)	(18,708)
Loss (gain) upon change of control, net	(173,222)	(11,481)
Casualty-related loss (recoveries), net	469	(4,406)
Other non-cash items	653	(1,157)
Changes in:
Decrease (increase) in accounts receivable and other assets, net	22,503	(31,445)
Increase (decrease) in accounts payable, accrued liabilities and deferred revenue	28,480	48,072
Net cash provided by (used in) operating activities	539,724	628,601
Cash flows from investing activities:
Acquisitions of real estate	(340,405)	(1,315,168)
Development, redevelopment, and other major improvements of real estate	(577,524)	(441,416)
Leasing costs, tenant improvements, and recurring capital expenditures	(61,329)	(62,840)
Proceeds from sales of real estate, net	568,828	165,683
Acquisition of CCRC Portfolio	(394,177)	—
Contributions to unconsolidated joint ventures	(9,792)	(14,067)
Distributions in excess of earnings from unconsolidated joint ventures	6,200	16,166
Proceeds from insurance recovery	—	9,359
Proceeds from sales/principal repayments on debt investments and direct financing leases	125,372	274,025
Investments in loans receivable, direct financing leases and other	(83,651)	(73,256)
Net cash provided by (used in) investing activities	(766,478)	(1,441,514)
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	2,025,600	2,690,000
Repayments under bank line of credit and commercial paper	(2,118,600)	(2,030,000)
Issuance and borrowings of debt, excluding bank line of credit and commercial paper	594,750	1,296,607
Repayments and repurchase of debt, excluding bank line of credit and commercial paper	(559,725)	(1,308,596)
Borrowings under term loan	—	250,000
Payments for debt extinguishment and deferred financing costs	(47,149)	(53,225)
Issuance of common stock and exercise of options	1,067,706	510,677
Repurchase of common stock	(10,273)	(4,931)
Dividends paid on common stock	(587,596)	(536,660)
Issuance of noncontrolling interests	—	33,318
Distributions to and purchase of noncontrolling interests	(22,925)	(18,942)
Net cash provided by (used in) financing activities	341,788	828,248
Effect of foreign exchanges on cash, cash equivalents and restricted cash	(153)	(77)
Net increase (decrease) in cash, cash equivalents and restricted cash	114,881	15,258
Cash, cash equivalents and restricted cash, beginning of period	184,657	139,846
Cash, cash equivalents and restricted cash, end of period	$299,538	$155,104
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
New Corporate Headquarters
In November 2020, the Company established a new corporate headquarters in Denver, CO. With properties in nearly every state, the new headquarters provides a favorable mix of affordability and a centralized geographic location. The Company’s Irvine, CA and Franklin, TN offices will continue to operate.
COVID-19 Update
In March 2020, the World Health Organization declared the outbreak caused by the coronavirus (“COVID-19”) to be a global pandemic. While COVID-19 continues to evolve daily and its ultimate outcome is uncertain, it has caused significant disruption to individuals, governments, financial markets, and businesses, including the Company. Global health concerns and increased efforts to reduce the spread of the COVID-19 pandemic prompted federal, state, and local governments to restrict normal daily activities, and resulted in travel bans, quarantines, school closings, “shelter-in-place” orders requiring individuals to remain in their homes other than to conduct essential services or activities, as well as business limitations and shutdowns, which resulted in closure of many businesses deemed to be non-essential. Although some of these restrictions have since been lifted or scaled back, certain restrictions remain in place and any future surges of COVID-19 may lead to other restrictions being re-implemented in response to efforts to reduce the spread. In addition, the Company’s tenants, operators and borrowers are facing significant cost increases as a result of increased health and safety measures, including increased staffing demands for patient care and sanitation, as well as increased usage and inventory of critical medical supplies and personal protective equipment. These health and safety measures, which may remain in place for a significant amount of time or be re-imposed from time to time, continue to place a substantial strain on the business operations of many of the Company’s tenants, operators, and borrowers. The Company evaluated the impacts of COVID-19 on its business thus far and incorporated information concerning the impact of COVID-19 into its assessments of liquidity, impairments, and collectibility from tenants, residents, and borrowers as of September 30, 2020. The Company will continue to monitor such impacts and will adjust its estimates and assumptions based on the best available information.
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
The consolidated financial statements include the accounts of Healthpeak Properties, Inc., its wholly-owned subsidiaries, joint ventures (“JVs”), and variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations, and cash flows have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).

Government Grant Income
On March 27, 2020, the federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide financial aid to individuals, businesses, and state and local governments. During the three and nine months ended September 30, 2020, the Company received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the COVID-19 pandemic. Grant income is recognized when there is reasonable assurance that the grant will be received and the Company will comply with all conditions attached to the grant. Additionally, grants are recognized over the periods in which the Company recognizes the increased expenses and lost revenue the grants are intended to defray. As of September 30, 2020, the amount of qualifying expenditures and lost revenue exceeded grant income recognized and the Company had complied or will comply with all grant conditions.
The following table summarizes information related to government grant income recognized by the Company (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Government grant income recorded in other income (expense), net	$2,153	$—	$16,233	$—
Government grant income recorded in equity income (loss) from unconsolidated joint ventures	295	—	1,099	—
Total government grants received	$2,448	$—	$17,332	$—
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
Accounting for Lease Concessions Related to COVID-19. In April 2020, the FASB staff issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under ASC 842, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. During the three and nine months ended September 30, 2020, the Company provided rent deferrals (to be repaid before the end of 2020) to certain tenants in its life science and medical office segments that were impacted by COVID-19 (discussed in further detail in Note 5). As it relates to these deferrals, the Company elected to not assess them on a lease-by-lease basis and to continue recognizing rent revenue on a straight-line basis.
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
In connection with the 2019 MTCA, the Company and Brookdale, and certain of their respective subsidiaries, closed the following transactions related to the CCRC JV on January 31, 2020:
•The Company, which owned a 49% interest in the CCRC JV, purchased Brookdale’s 51% interest in 13 of the 15 communities in the CCRC JV based on a valuation of $1.06 billion (the “CCRC Acquisition”);
•The management agreements related to the CCRC Acquisition communities were terminated and management transitioned (under new management agreements) from Brookdale to Life Care Services LLC (“LCS”); and
•The Company paid a $100 million management termination fee to Brookdale.

In addition, pursuant to the 2019 MTCA, the Company and Brookdale closed the following transactions related to properties Brookdale triple-net leased from the Company on January 31, 2020:
•Brookdale acquired 18 of the properties from the Company (the “Brookdale Acquisition Assets”) for cash proceeds of $385 million;
•The remaining 24 properties (excludes one property to be transitioned or sold to a third party, as discussed below) were restructured into a single master lease with 2.4% annual rent escalators and a maturity date of December 31, 2027 (the “2019 Amended Master Lease”);
•A portion of annual rent (amount in excess of 6.5% of sales proceeds) related to 14 of the 18 Brookdale Acquisition Assets was reallocated to the remaining properties under the 2019 Amended Master Lease; and
•Brookdale paid down $20 million of future rent under the 2019 Amended Master Lease.
Additionally, under the 2019 MTCA, the Company and Brookdale agreed to the following transactions which have not yet occurred:
•The CCRC JV will sell the remaining two CCRCs, which are being marketed for sale to third parties.
•The Company will terminate the triple-net lease related to one property and convert it to a RIDEA structure or sell it to a third party; and
•The Company will provide up to $35 million of capital investment in the 2019 Amended Master Lease properties over a five-year term, which will increase rent by 7% of the amount spent, per annum. As of September 30, 2020, the Company had funded $4 million of this capital investment.
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
2017 MTCA with Brookdale
In November 2017, the Company and Brookdale entered into a Master Transactions and Cooperation Agreement (the “2017 MTCA”) to provide the Company with the ability to significantly reduce its concentration of assets leased to and/or managed by Brookdale. In connection with the overall transaction pursuant to the 2017 MTCA, the Company and Brookdale, and certain of their respective subsidiaries, agreed to the following:
•The Company, which owned 90% of the interests in its RIDEA I and RIDEA III joint ventures with Brookdale at the time the 2017 MTCA was executed, agreed to purchase Brookdale’s 10% noncontrolling interest in each joint venture. At the time the 2017 MTCA was executed, these joint ventures collectively owned and operated 58 independent living, assisted living, memory care, and/or skilled nursing facilities (the “RIDEA Facilities”). The Company completed its acquisitions of the RIDEA III noncontrolling interest for $32 million in December 2017 and the RIDEA I noncontrolling interest for $63 million in March 2018;
•The Company received the right to sell, or transition to other operators, 32 of the 78 total assets under an Amended and Restated Master Lease and Security Agreement (the “2017 Amended Master Lease”) with Brookdale and 36 of the RIDEA Facilities (and terminate related management agreements with an affiliate of Brookdale without penalty), certain of which were sold during 2018 and 2019;
•The Company provided an aggregate $5 million annual reduction in rent on three assets, effective January 1, 2018; and

•Brookdale agreed to purchase two of the assets under the 2017 Amended Master Lease for $35 million and four of the RIDEA Facilities for $240 million, all of which were sold in 2018.
During 2018, the Company terminated the previous management agreements or leases with Brookdale on 37 assets contemplated under the 2017 MTCA and completed the transition of 20 SHOP assets and 17 senior housing triple-net assets to other managers.
NOTE 4.  Real Estate Transactions

2020 Real Estate Investments
The Post Acquisition
In April 2020, the Company acquired a life science campus in Waltham, Massachusetts for $320 million.
Scottsdale Gateway Acquisition
In July 2020, the Company acquired one medical office building (“MOB”) in Scottsdale, Arizona for $27 million.
Midwest MOB Portfolio Acquisition
In September 2020, the Company entered into definitive agreements to acquire a portfolio of seven MOBs located in Indiana, Missouri, and Illinois for $169 million. The Company made a $9 million nonrefundable deposit upon completing due diligence in September 2020 and closed the transaction in October 2020.
Cambridge Discovery Park Acquisition
In October 2020, the Company entered into definitive agreements to acquire three life science facilities in Cambridge, Massachusetts for $610 million and a 49% joint venture interest in a fourth property on the same campus for $54 million. The Company made a $20 million nonrefundable deposit upon completing due diligence in October 2020 and expects to close the transaction during the fourth quarter of 2020.
South San Francisco Land Site Acquisition
In October 2020, the Company executed a definitive agreement to acquire approximately 12 acres of land for $128 million. The acquisition site is located in South San Francisco, California, adjacent to two sites currently held by the Company as land for future development. The Company made a $10 million nonrefundable deposit upon completing due diligence in November 2020 and expects to close the transaction during the first half of 2021.
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
Other Real Estate Acquisitions
During the year ended December 31, 2019, the Company acquired one MOB in Kansas for $15 million, one MOB in Texas for $9 million, and one life science building in the Sorrento Mesa submarket of San Diego, California for $16 million.
Development Activities
The Company’s commitments related to development and redevelopment projects increased by $37 million, to $398 million at September 30, 2020, when compared to December 31, 2019, primarily as a result of increased commitments on existing projects and new projects started during the third quarter of 2020.
Held for Sale
At September 30, 2020, 33 senior housing triple-net facilities, 5 MOBs, 97 SHOP facilities, 1 property included in the Company’s other non-reportable segment, 5 loans receivable (see Note 6), and 2 preferred equity investments (see Note 7) were classified as held for sale, with an aggregate carrying value of $2.21 billion, primarily comprised of real estate assets of $2.15 billion (net of accumulated depreciation of $659 million) and loans receivable of $23 million. Liabilities related to assets held for sale were primarily comprised of mortgage debt of $77 million and other liabilities of $16 million at September 30, 2020.
At December 31, 2019, 27 senior housing triple-net facilities (inclusive of 18 facilities sold to Brookdale under the 2019 MTCA - see Note 3), 28 SHOP facilities, and 2 MOBs were classified as held for sale, with an aggregate carrying value of $504 million, primarily comprised of real estate assets of $476 million (net of accumulated depreciation of $243 million). Liabilities related to assets held for sale were primarily comprised of mortgage debt of $32 million and other liabilities of $4 million at December 31, 2019.
2020 Dispositions of Real Estate
In October 2020, the Company entered into a definitive agreement to sell seven SHOP assets for $115 million. The Company received a $3 million nonrefundable deposit upon completion of due diligence in October 2020.
In October and November 2020, the Company sold seven SHOP assets and three senior housing triple-net assets for $88 million.

During the three months ended September 30, 2020, the Company sold four SHOP assets for $12 million, four MOBs for $14 million, one undeveloped MOB land parcel for $2 million, and one asset from the other non-reportable segment for $1 million, resulting in no material gain or loss on sales.
During the three months ended June 30, 2020, the Company sold two SHOP assets for $28 million, resulting in total gain on sales of $2 million.
Additionally, during the three months ended June 30, 2020, one of the Company’s tenants exercised its option to acquire three MOBs in San Diego, California for $106 million. The Company completed the sale in June 2020, resulting in total gain on sales of $81 million.
During the three months ended March 31, 2020, the Company sold 7 SHOP assets for $36 million and 18 senior housing triple-net assets for $385 million (representative of the 18 facilities sold to Brookdale under the 2019 MTCA - see Note 3), resulting in total gain on sales of $165 million.
2019 Dispositions of Real Estate
During the three months ended September 30, 2019, the Company sold one MOB for $3 million and one SHOP asset for $7 million, resulting in no material gain or loss on sales.
During the nine months ended September 30, 2019, the Company sold 11 SHOP assets for $89 million, 2 senior housing triple-net assets for $26 million, 6 MOBs for $18 million, 1 life science asset for $7 million, and 1 undeveloped life science land parcel for $35 million, resulting in total gain on sales of $19 million.
Impairments of Real Estate
2020
During the three months ended September 30, 2020, the Company recognized an aggregate impairment charge of $37 million related to nine SHOP assets, one senior housing triple-net asset, and one MOB that are classified as held for sale and wrote down their aggregate carrying value of $200 million to their aggregate fair value, less estimated costs to sell, of $163 million.
During the nine months ended September 30, 2020, the Company recognized an aggregate impairment charge of $87 million related to 28 SHOP assets, 5 senior housing triple-net assets, 2 MOBs, and 1 undeveloped MOB land parcel as a result of being classified as held for sale and wrote down their aggregate carrying value of $424 million to their aggregate fair value, less estimated costs to sell, of $337 million.
The fair value of the impaired assets was based on forecasted sales prices, which are considered to be Level 3 measurements within the fair value hierarchy. Forecasted sales prices were determined using a direct capitalization model and/or a market approach (comparable sales model), which rely on certain assumptions by management, including: (i) market capitalization rates, (ii) comparable market transactions, (iii) estimated prices per unit, (iv) negotiations with prospective buyers, and (v) forecasted cash flow streams (lease revenue rates, expense rates, growth rates, etc.). There are inherent uncertainties in making these assumptions. For the Company’s impairment calculations during and as of the nine months ended September 30, 2020, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $33,000 to $300,000, with a weighted average price per unit of $136,000.
2019
During the three months ended September 30, 2019, the Company recognized an aggregate impairment charge of $34 million related to seven SHOP assets, four senior housing triple-net assets, two MOBs, and one other non-reportable asset that were classified as held for sale and wrote down their aggregate carrying value of $124 million to their aggregate fair value less estimated costs to sell of $90 million. Additionally, during the three months ended September 30, 2019, the Company recognized an impairment charge of $4 million related to one MOB that it intends to demolish.
During the nine months ended September 30, 2019, the Company recognized an aggregate impairment charge of $93 million related to 4 senior housing triple-net assets, 15 SHOP assets, 2 MOBs, and 1 other non-reportable asset that were classified as held for sale and wrote down their aggregate carrying value of $288 million to their aggregate fair value less estimated costs to sell of $195 million. During the nine months ended September 30, 2019, the Company also recognized an impairment charge of $4 million related to one MOB that it intends to demolish.
The fair value of the impaired assets was based on forecasted sales prices, which are considered to be Level 3 measurements within the fair value hierarchy. For the Company’s impairment calculations during the nine months ended September 30, 2019, the Company estimated the fair value of each asset using either (i) market capitalization rates ranging from 4.97% to 8.27%, with a weighted average rate of 6.09% or (ii) prices per unit ranging from $46,000 to $125,000, with a weighted average price of $71,000.

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
Deferred Tax Asset Valuation Allowance
In conjunction with the Company establishing a plan during the third quarter of 2020 to dispose of a portion of its SHOP portfolio, the Company concluded it was more likely than not that it would no longer realize the future value of certain deferred tax assets generated by the net operating losses of its taxable REIT subsidiaries. Accordingly, the Company recognized a deferred tax asset valuation allowance and corresponding income tax expense of $31 million during the three months ended September 30, 2020.
NOTE 5.  Leases

Lease Income
The following table summarizes the Company’s lease income (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed income from operating leases	$262,558	$255,447	$770,327	$730,277
Variable income from operating leases	63,972	57,153	183,254	177,742
Interest income from direct financing leases	2,150	9,590	7,569	33,304
Direct Financing Leases
Net investment in DFLs consists of the following (dollars in thousands):

	September 30, 2020	December 31, 2019
Present value of minimum lease payments receivable	$11,955	$19,138
Present value of estimated residual value	44,706	84,604
Less deferred selling profits	(11,955)	(19,138)
Net investment in direct financing leases	$44,706	$84,604
Properties subject to direct financing leases	1	2
Direct Financing Lease Internal Ratings
The following table summarizes the Company’s internal ratings for DFLs at September 30, 2020 (dollars in thousands):

	Carrying Amount	Percentage of DFL Portfolio	Internal Ratings
Segment			Performing DFLs	Watch List DFLs	Workout DFLs
Other non-reportable segments	$44,706	100	$44,706	$—	$—
	$44,706	100	$44,706	$—	$—
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
The Company completed the sale of the DFL Sale Portfolio in September 2019.
For the DFL Sale Portfolio, during the three and nine months ended September 30, 2019, income from DFLs was $5 million and $17 million, respectively, and cash payments received were $5 million and $16 million, respectively.
Lease Costs
The following table provides supplemental cash flow information regarding the Company’s leases for which it is the lessee, such as ground leases (dollars in thousands):

	Nine Months Ended September 30,
Supplemental Cash Flow Information:	2020	2019
Right-of-use asset obtained in exchange for new lease liability:
Operating leases	$24,984	$4,084
COVID-19 Rent Deferrals
During the second and third quarters of 2020, the Company agreed to defer rent from certain tenants in the medical office segment, with the requirement that all deferred rent be repaid by the end of 2020. Under this program, through September 30, 2020, approximately $6 million of rent was deferred for the medical office segment, of which $3 million remained outstanding as of September 30, 2020.
Additionally, through September 30, 2020, the Company granted approximately $1 million of rent deferrals to certain tenants in the life science segment, an immaterial amount of which remained outstanding as of September 30, 2020.
The rent deferrals granted are probable of collection and do not impact the pattern of revenue recognition or amount of revenue recognized (refer to Note 2 for additional information).

NOTE 6.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	September 30, 2020	December 31, 2019
Secured mortgage loans(1)	$212,393	$161,964
Mezzanine and other	52,052	27,752
Unamortized discounts, fees, and costs	887	863
Reserve for loan losses	(11,547)	—
Loans receivable including loans receivable held for sale	253,785	190,579
Loans receivable held for sale	(22,623)	—
Loans receivable, net	$231,162	$190,579
_______________________________________
(1)At September 30, 2020, the Company had $14 million remaining of commitments to fund $196 million of senior housing development and redevelopment projects. At December 31, 2019, the Company had $25 million remaining of commitments to fund $174 million of senior housing development and redevelopment projects.
Loans Receivable Held for Sale
At September 30, 2020, two secured mortgage loans with an aggregate carrying value of $11 million and three mezzanine loans with an aggregate carrying value of $12 million were classified as assets held for sale.
2020 Loans Receivable Transactions
For certain residents that qualify, CCRCs may offer to lend residents the necessary funds to satisfy the entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. The loans are due upon sale of the previous residence. Upon completing the CCRC Acquisition (see Note 3) in January 2020, the Company began consolidating 13 CCRCs, which held approximately $30 million of such notes receivable from various community residents at the time of acquisition. At September 30, 2020, the Company held $21 million of such receivables, which is included in mezzanine and other in the table above.
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

The following table summarizes, by year of origination, the Company’s internal ratings for loans receivables, net of reserves for loan losses, as of September 30, 2020 (dollars in thousands):

Investment Type	Year of Origination					Total
	2020	2019	2018	2017	2016
Secured mortgage loans(1)
Risk rating:
Performing loans	$36,805	$58,998	$—	$114,459	$—	$210,262
Watch list loans	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—
Total secured mortgage loans	$36,805	$58,998	$—	$114,459	$—	$210,262
Mezzanine and other(1)
Risk rating:
Performing loans	$18,966	$14,243	$—	$—	$8,453	$41,662
Watch list loans	—	—	—	1,861	—	1,861
Workout loans	—	—	—	—	—	—
Total mezzanine and other	$18,966	$14,243	$—	$1,861	$8,453	$43,523
_______________________________________
(1)Includes loans receivable held for sale.
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
In its assessment of current expected credit losses for loans receivable and unfunded loan commitments, the Company utilizes past payment history of its borrowers, current economic conditions, and forecasted economic conditions through the maturity date of each loan to estimate a probability of default and a resulting loss for each loan receivable. Future economic conditions are based primarily on near-term economic forecasts from the Federal Reserve and reasonable assumptions for long-term economic trends.
The following table summarizes the Company’s reserve for loan losses at September 30, 2020 (in thousands):

	September 30, 2020
	Secured Mortgage Loans	Mezzanine and Other	Total
Reserve for loan losses, December 31, 2019	$—	$—	$—
Cumulative-effect of adopting of ASU 2016-13 to beginning retained earnings	513	907	1,420
Provision for expected loan losses	1,851	8,276	10,127
Reserve for loan losses, September 30, 2020	$2,364	$9,183	$11,547
Additionally, at September 30, 2020, a liability of $111,000 related to expected credit losses for unfunded loan commitments was included in accounts payable, accrued liabilities, and other liabilities.
Credit loss expenses and recoveries are recorded in impairments and loan loss reserves (recoveries), net. During the three months ended September 30, 2020, the net credit loss recovery was $3 million, and during the nine months ended September 30, 2020, the net credit loss expense was $10 million. The change in the provision for expected loan losses during the three months ended September 30, 2020 is primarily due to a more positive economic outlook and classifying certain loans as held for sale at September 30, 2020.

NOTE 7.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

				Carrying Amount
				September 30,	December 31,
Entity(1)(2)	Segment	Property Count(3)	Ownership %(3)	2020	2019
SWF SH JV(4)	SHOP	19	54	$374,198	$428,258
MBK JV	SHOP	5	50	36,034	33,415
Other SHOP JVs(5)	SHOP	2	50 - 90	15,973	17,719
Medical Office JVs(6)	MOB	3	20 - 67	9,719	9,845
CCRC JV(7)	CCRC	2	49	347	325,830
Other JVs(8)	Other	—	—	—	10,372
Advances to unconsolidated joint ventures, net				—	76
				$436,271	$825,515
_______________________________________
(1)These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)The property count, ownership percentage, and carrying amount at September 30, 2020 exclude the Discovery Naples JV (41%) and Discovery Sarasota JV (47%), which are classified as assets held for sale and had an aggregate carrying value of $9 million at September 30, 2020. At December 31, 2019, the carrying value for both investments is included in Other JVs. The Discovery Naples JV and Discovery Sarasota JV are joint ventures that are developing senior housing facilities and the Company’s investments in those joint ventures are preferred equity investments earning a 10% per annum fixed-rate return.
(3)Property count and ownership percentage are as of September 30, 2020.
(4)In December 2019, the Company formed the SWF SH JV with a sovereign wealth fund (see Note 4).
(5)Unconsolidated other SHOP joint ventures (and the Company’s ownership percentage) include: (i) Waldwick JV (85%); (ii) Otay Ranch JV (90%); and (iii) MBK Development JV (50%).
(6)Includes three unconsolidated medical office joint ventures (and the Company’s ownership percentage): (i) Ventures IV (20%); (ii) Ventures III (30%); and (iii) Suburban Properties, LLC (67%).
(7)See Note 3 for discussion of the 2019 MTCA with Brookdale, including the acquisition of Brookdale’s interest in 13 of the 15 communities in the CCRC JV in January 2020.
(8)In January 2020, the Company sold its interest in the remaining K&Y joint venture for $12 million. At December 31, 2019, the K&Y joint venture includes an ownership percentage of 80% and one unconsolidated joint venture. In October 2019, the Company sold its interest in one of the K&Y joint ventures for $4 million.
Waldwick JV. In October 2020, the Company acquired the remaining 15% equity interest in the Waldwick JV for $4 million. Subsequent to acquisition, the Company owned 100% of the equity and began consolidating the real estate held by the venture.
CCRC JV. During 2019, the CCRC JV classified one property that Brookdale and the Company committed to sell to a third party as held for sale in the joint venture’s stand-alone financial statements. In conjunction with classifying the property as held for sale, the CCRC JV recognized an impairment charge of $12 million to reflect the write-down of the property’s previous carrying value to the estimated selling price, less costs to sell. The Company recognized its 49% share of the impairment charge ($6 million) through equity income (loss) from unconsolidated joint ventures during the quarter ended September 30, 2019.
Additionally, in January 2020, the Company acquired Brookdale’s 51% interest in 13 of the 15 communities held by the CCRC JV. Refer to Note 3 for a detailed discussion of the 2019 MTCA with Brookdale.

NOTE 8.  Intangibles

Intangible assets primarily consist of lease-up intangibles and above market tenant lease intangibles. The following table summarizes the Company’s intangible lease assets (dollars in thousands):

Intangible lease assets	September 30, 2020	December 31, 2019
Gross intangible lease assets	$722,259	$615,538
Accumulated depreciation and amortization	(220,676)	(283,845)
Intangible assets, net(1)	$501,583	$331,693

Weighted average remaining amortization period in years	6	5
_______________________________________
(1)Excludes intangible assets held for sale of $14 million and $11 million as of September 30, 2020 and December 31, 2019, respectively.
Intangible liabilities consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (dollars in thousands):

Intangible lease liabilities	September 30, 2020	December 31, 2019
Gross intangible lease liabilities	$153,624	$113,213
Accumulated depreciation and amortization	(45,593)	(38,222)
Intangible liabilities, net	$108,031	$74,991

Weighted average remaining amortization period in years	8	7
During the nine months ended September 30, 2020, in conjunction with the Company’s acquisitions of real estate (including the consolidation of 13 CCRCs in which the Company acquired Brookdale’s interest as part of the 2019 Brookdale MTCA - see Note 3), the Company acquired intangible assets of $298 million and intangible liabilities of $42 million. The intangible assets and liabilities acquired have a weighted average amortization period of 7 years and 10 years, respectively.
On January 1, 2019, in conjunction with the adoption of ASU 2016-12 (see Note 2), the Company reclassified $39 million of intangible assets, net and $6 million of intangible liabilities, net related to above and below market ground leases to right-of-use asset, net.
NOTE 9.  Debt

Bank Line of Credit and Term Loans
On May 23, 2019, the Company executed a $2.5 billion unsecured revolving line of credit facility (the “Revolving Facility”), which matures on May 23, 2023 and contains two six month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at LIBOR plus a margin that depends on credit ratings of the Company’s senior unsecured long-term debt. The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on those credit ratings at September 30, 2020, the margin on the Revolving Facility was 0.83% and the facility fee was 0.15%. At September 30, 2020, the Company had no balance outstanding under the Revolving Facility.
In May 2019, the Company also entered into a $250 million unsecured term loan facility, which the Company fully drew down on June 20, 2019 (the “2019 Term Loan” and, together with the Revolving Facility, the “Facilities”). The 2019 Term Loan matures on May 23, 2024. Based on credit ratings for the Company’s senior unsecured long-term debt at September 30, 2020, the 2019 Term Loan accrues interest at a rate of LIBOR plus 0.90%, with a weighted average effective interest rate of 1.14%.
The Facilities include a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. The Facilities also contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.0 billion. At September 30, 2020, the Company believes it was in compliance with each of these restrictions and requirements of the Facilities.

Commercial Paper Program
In September 2019, the Company established an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, unsecured short-term debt securities with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time, with the maximum aggregate face or principal amount outstanding at any one time not exceeding $1.0 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to use its Revolving Facility as a liquidity backstop for the repayment of unsecured short-term debt securities issued under the Commercial Paper Program. At September 30, 2020, the Company had no balance outstanding under the Commercial Paper Program.
Senior Unsecured Notes
At September 30, 2020, the Company had senior unsecured notes outstanding with an aggregate principal balance of $5.75 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at September 30, 2020.
The following table summarizes the Company’s senior unsecured notes issuances during the nine months ended September 30, 2020 (dollars in thousands):

Issue Date	Amount	Coupon Rate	Maturity Date
June 23, 2020	$600,000	2.88%	2031
The following table summarizes the Company’s senior unsecured notes payoffs and repurchases during the nine months ended September 30, 2020 (dollars in thousands):

Payoff Date	Amount	Coupon Rate	Maturity Date
July 9, 2020(1)	$300,000	3.15%	2022
June 24, 2020(2)	$250,000	4.25%	2023
_______________________________________
(1)Upon completing the redemption of the 3.15% senior unsecured notes due in 2022, the Company recognized an $18 million loss on debt extinguishment.
(2)Upon repurchasing a portion of the 4.25% senior unsecured notes due in 2023, the Company recognized a $26 million loss on debt extinguishment.

The following table summarizes the Company’s senior unsecured notes issuances during the year ended December 31, 2019 (dollars in thousands):

Issue Date	Amount	Coupon Rate	Maturity Date
November 21, 2019	$750,000	3.00%	2030
July 5, 2019	$650,000	3.25%	2026
July 5, 2019	$650,000	3.50%	2029

The following table summarizes the Company’s senior unsecured notes payoffs and repurchases during the year ended December 31, 2019 (dollars in thousands):

Payoff Date	Amount	Coupon Rate	Maturity Date
November 21, 2019(1)	$350,000	4.00%	2022
July 22, 2019(2)	$800,000	2.63%	2020
July 8, 2019(2)	$250,000	4.00%	2022
July 8, 2019(2)	$250,000	4.25%	2023
_______________________________________
(1)Upon repurchasing the 4.00% senior unsecured notes due in 2022, the Company recognized a $22 million loss on debt extinguishment.
(2)Upon completing the redemption of the 2.63% senior unsecured notes due in 2020 and repurchasing a portion of the 4.25% senior unsecured notes due in 2023 and the 4.00% senior unsecured notes due in 2022, the Company recognized a $35 million loss on debt extinguishment.
Mortgage Debt
At September 30, 2020, the Company had $421 million in aggregate principal of mortgage debt outstanding (excluding mortgage debt on assets held for sale), which is secured by 14 healthcare facilities with an aggregate carrying value of $856 million.
During the three and nine months ended September 30, 2020, the Company made aggregate principal repayments of mortgage debt of $2 million and $10 million, respectively. During the three and nine months ended September 30, 2019, the Company made aggregate principal repayments of mortgage debt of $1 million and $3 million, respectively.
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

Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at September 30, 2020 (in thousands):

Year	Bank Line of Credit	Commercial Paper	Term Loan	Senior Unsecured Notes(1)	Mortgage Debt(2)	Total
2020 (three months)	$—	$—	$—	$—	$1,884	$1,884
2021	—	—	—	—	15,004	15,004
2022	—	—	—	—	7,215	7,215
2023	—	—	—	300,000	92,365	392,365
2024	—	—	250,000	1,150,000	5,652	1,405,652
Thereafter	—	—	—	4,300,000	298,672	4,598,672
	—	—	250,000	5,750,000	420,792	6,420,792
(Discounts), premium and debt costs, net	—	—	(878)	(54,433)	14,414	(40,897)
	—	—	249,122	5,695,567	435,206	6,379,895
Debt on assets held for sale(3)	—	—	—	—	77,222	77,222
	$—	$—	$249,122	$5,695,567	$512,428	$6,457,117
_______________________________________
(1)Effective interest rates on the senior notes range from 3.08% to 6.87% with a weighted average effective interest rate of 3.86% and a weighted average maturity of 7 years.
(2)Excluding mortgage debt on assets held for sale, effective interest rates on the mortgage debt range from 1.23% to 5.91% with a weighted average effective interest rate of 3.62% and a weighted average maturity of 7 years.
(3)Represents mortgage debt on assets held for sale with interest rates of 1.23% and 3.45% that mature in 2027 and 2044, respectively.
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
Class Action. On May 9, 2016, a purported stockholder of the Company filed a putative class action complaint, Boynton Beach Firefighters’ Pension Fund v. HCP, Inc., et al., Case No. 3:16-cv-01106-JJH, in the U.S. District Court for the Northern District of Ohio against the Company, certain of its officers, HCR ManorCare, Inc. (“HCRMC”), and certain of its officers, asserting violations of the federal securities laws. The suit asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and alleges that the Company made certain false or misleading statements relating to the value of and risks concerning its investment in HCRMC by allegedly failing to disclose that HCRMC had engaged in billing fraud, as alleged by the U.S. Department of Justice (“DoJ”) in a suit against HCRMC arising from the False Claims Act that the DoJ voluntarily dismissed with prejudice. The plaintiff in the class action suit demands compensatory damages (in an unspecified amount), costs and expenses (including attorneys’ fees and expert fees), and equitable, injunctive, or other relief as the Court deems just and proper. On November 28, 2017, the Court appointed Societe Generale Securities GmbH (SGSS Germany) and the City of Birmingham Retirement and Relief Systems (Birmingham) as Co-Lead Plaintiffs in the class action. The motion to dismiss was fully briefed on May 21, 2018 and oral arguments were held on October 23, 2018. Subsequently, on December 6, 2018, HCRMC and its officers were voluntarily dismissed from the class action lawsuit without prejudice to such claims being refiled. On November 22, 2019, the Court granted the motion to dismiss. On December 20, 2019, Co-Lead Plaintiffs filed a motion to amend the Court's judgment. Defendants' opposition brief was filed on February 18, 2020, and Co-Lead Plaintiffs' reply brief was filed on April 2, 2020. On May 18, 2020, Defendants filed a motion seeking leave to file a sur-reply, on May 21, 2020, Co-Lead Plaintiffs filed an opposition brief, and on May 28, 2020, Defendants filed a reply in support of the motion. On September 30, 2020, the Court denied the Defendants’ motion seeking leave to file a sur-reply. Co-Lead Plaintiffs’ motion to amend the Court’s judgment remains pending with the Court. The Company believes the suit to be without merit and intends to vigorously defend against it.

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
The Company believes that the plaintiffs lack standing or the lawsuits and demands are without merit, but cannot predict the outcome of these proceedings or reasonably estimate any potential loss at this time. Accordingly, no loss contingency has been recorded for these matters as of September 30, 2020, as the likelihood of loss is not considered probable or estimable.
Credit Enhancement Guarantee
As of September 30, 2020, certain of the Company’s senior housing facilities served as collateral for $57 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities had a carrying value of $323 million as of September 30, 2020.
In conjunction with certain of the Company’s planned dispositions of SHOP assets, during October 2020, the debt to which the Company’s assets served as collateral was defeased. As part of that defeasance, the Company paid approximately $11 million of the defeasance premium, which will be recognized as a transaction cost expense during the fourth quarter of 2020.

DownREIT LLCs
In connection with the formation of certain DownREIT LLCs, members may contribute appreciated real estate to a DownREIT LLC in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if a contributed property is later sold by the DownREIT LLC, the unamortized pre-contribution gain that exists at the date of sale is specifically allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT LLC. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT LLC in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Code (“make-whole payments”). These make-whole payments include a tax gross-up provision. These indemnification agreements have expirations terms that range through 2039 on a total of 25 properties.
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
ATM Forward Contracts
During the three months ended September 30, 2020, the Company did not utilize the forward provisions under the 2020 ATM Program. During the nine months ended September 30, 2020, the Company utilized the forward provisions under the 2019 ATM Program to allow for the sale of up to an aggregate of 2.0 million shares of its common stock at an initial weighted average net price of $35.23 per share, after commissions. During the three and nine months ended September 30, 2019, the Company utilized the forward provisions under the 2019 ATM Program to allow for the sale of up to an aggregate of 1.2 million and 14.8 million shares of its common stock, respectively, at an initial weighted average net price of $31.10 and $31.23 per share, after commissions, respectively.
During the three months ended March 31, 2020, the Company settled all 16.8 million shares previously outstanding under ATM forward contracts at a weighted average net price of $31.38 per share, after commissions, resulting in net proceeds of $528 million. No shares were settled during the three months ended September 30, 2020 and at September 30, 2020, no shares remained outstanding under ATM forward contracts. During the nine months ended September 30, 2019, the Company settled 5.5 million shares at a weighted average net price of $30.91 per share, after commissions, resulting in net proceeds of $171 million. The Company did not settle any ATM forward contracts during the three months ended September 30, 2019.
At September 30, 2020, approximately $1.25 billion of the Company’s common stock remained available for sale under the 2020 ATM Program.
ATM Direct Issuances
During the three and nine months ended September 30, 2020, no shares of common stock were issued under the 2019 ATM Program or 2020 ATM Program. During the nine months ended September 30, 2019, the Company issued 5.9 million shares of common stock under the 2019 ATM Program at a weighted average net price of $31.84 per share, after commissions, resulting in net proceeds of $189 million. The Company did not issue any shares of its common stock under the 2019 ATM Program during the three months ended September 30, 2019.

Forward Equity Offerings
November 2019 Offering. In November 2019, the Company entered into a forward equity sales agreement (the "2019 forward equity sales agreement") to sell an aggregate of 15.6 million shares of its common stock (including shares sold through the exercise of underwriters’ options) at an initial net price of $34.46 per share, after underwriting discounts and commissions, which was subject to adjustments for: (i) accrued interest, (ii) the forward purchasers’ stock borrowing costs, and (iii) certain fixed price reductions during the term of the agreement. During the year ended December 31, 2019, no shares were settled under the 2019 forward equity sales agreement. During the three months ended March 31, 2020, the Company settled all 15.6 million shares under the 2019 forward equity sales agreement at a weighted average net price of $34.18 per share, resulting in net proceeds of $534 million (total net proceeds of $1.06 billion, when aggregated with the net proceeds from settling ATM forward contracts, as discussed above). Therefore, at September 30, 2020, no shares remained outstanding under the 2019 forward equity sales agreement.
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
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	September 30, 2020	December 31, 2019
Cumulative foreign currency translation adjustment	$—	$(1,023)
Unrealized gains (losses) on derivatives, net	(162)	1,314
Supplemental Executive Retirement Plan minimum liability and other	(3,074)	(3,148)
Total accumulated other comprehensive income (loss)	$(3,236)	$(2,857)

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
Refer to Note 11 for a discussion of the sale of shares under and settlement of forward sales agreements during the periods presented. The Company considered the potential dilution resulting from the forward agreements to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to calculate the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. The aggregate effect on the Company’s diluted weighted-average common shares for the nine months ended September 30, 2020 and 2019 was 0.3 million and 1.9 million weighted-average incremental shares, respectively, from the forward equity sales agreements.

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Net income (loss)	$(59,581)	$(42,308)	$278,008	$12,702
Noncontrolling interests' share in earnings	(3,836)	(3,555)	(10,839)	(10,692)
Net income (loss) attributable to Healthpeak Properties, Inc.	(63,417)	(45,863)	267,169	2,010
Less: Participating securities' share in earnings	(351)	(386)	(2,151)	(1,223)
Net income (loss) applicable to common shares	$(63,768)	$(46,249)	$265,018	$787
Denominator
Basic weighted average shares outstanding	538,333	491,203	527,908	482,595
Dilutive potential common shares - equity awards(1)	—	—	279	296
Dilutive potential common shares - forward equity agreements(2)	—	—	268	1,901
Diluted weighted average common shares	538,333	491,203	528,455	484,792
Earnings (loss) per common share:
Basic	$(0.12)	$(0.09)	$0.50	$0.00
Diluted	$(0.12)	$(0.09)	$0.50	$0.00
_______________________________________
(1)For all periods presented, represents the dilutive impact of 1 million outstanding equity awards (restricted stock units and stock options).
(2)For the nine months ended September 30, 2020, represents the dilutive impact of 32 million shares that were settled during the nine months then ended. For the nine months ended September 30, 2019, represents the dilutive impact of 11 million shares that were settled during the nine months then ended and 19 million shares of common stock under forward sales agreements that had not been settled as of September 30, 2019. For the three months ended September 30, 2020, forward sales agreements had no dilutive impact as all agreements were settled prior to the start of the period. For the three months ended September 30, 2020 and September 30, 2019, diluted loss per share is calculated using the weighted average common shares outstanding as a result of the Company generating a net loss applicable to common shares for the period.
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
During the nine months ended September 30, 2020, nine senior housing triple-net facilities were transferred to the Company’s SHOP segment as a result of terminating the triple-net leases and converting the assets to a RIDEA structure. There were no transfers of senior housing triple-net facilities to the Company’s SHOP segment during the three months ended September 30, 2020. During the nine months ended September 30, 2019, 39 senior housing triple-net facilities were transferred to the Company’s SHOP segment as a result of terminating the triple-net leases and converting the assets to a RIDEA structure. There were no transfers of senior housing triple-net facilities to the Company’s SHOP segment during the three months ended September 30, 2019. When an asset is transferred from one segment to another, the results associated with that asset are included in the original segment until the date of transfer. Results generated after the transfer date are included in the new segment.

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
Non-segment assets consist of assets in the Company's other non-reportable segments and corporate non-segment assets. Corporate non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, accounts receivable, net, marketable equity securities, real estate assets held for sale, and liabilities related to assets held for sale.

The following tables summarize information for the reportable segments (in thousands):
For the three months ended September 30, 2020:

	Senior Housing Triple-Net	SHOP	CCRC	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$24,558	$149,615	$115,031	$148,702	$145,153	$14,680	$—	$597,739
Government grant income(1)	—	392	1,761	—	—	—	—	2,153
Less: Interest income	—	—	—	—	—	(4,443)	—	(4,443)
Healthpeak's share of unconsolidated joint venture total revenues	—	23,800	4,295	—	699	—	—	28,794
Healthpeak's share of unconsolidated joint venture government grant income	—	49	246	—	—	—	—	295
Noncontrolling interests' share of consolidated joint venture total revenues	—	(459)	—	(66)	(8,788)	—	—	(9,313)
Operating expenses	(421)	(130,729)	(94,992)	(36,714)	(51,430)	(6)	—	(314,292)
Healthpeak's share of unconsolidated joint venture operating expenses	—	(18,280)	(4,797)	—	(296)	—	—	(23,373)
Noncontrolling interests' share of consolidated joint venture operating expenses	—	361	—	18	2,630	—	—	3,009
Adjustments to NOI(2)	93	(1,228)	1,684	(8,330)	(2,287)	558	—	(9,510)
Adjusted NOI	24,230	23,521	23,228	103,610	85,681	10,789	—	271,059
Plus: Adjustments to NOI(2)	(93)	1,228	(1,684)	8,330	2,287	(558)	—	9,510
Interest income	—	—	—	—	—	4,443	—	4,443
Interest expense	(45)	(2,649)	(1,983)	(57)	(100)	—	(51,401)	(56,235)
Depreciation and amortization	(6,694)	(24,966)	(30,106)	(57,170)	(53,688)	(1,006)	—	(173,630)
General and administrative	—	—	—	—	—	—	(21,661)	(21,661)
Transaction costs	—	—	—	—	—	—	(2,586)	(2,586)
Impairments and loan loss reserves (recoveries), net	(12,097)	(24,229)	—	—	(1,208)	2,984	—	(34,550)
Gain (loss) on sales of real estate, net	—	(2,134)	—	—	2,283	—	—	149
Loss on debt extinguishments	—	—	—	—	—	—	(17,921)	(17,921)
Other income (expense), net	—	392	3,903	—	—	—	2,765	7,060
Income tax benefit (expense)(3)	—	—	—	—	—	—	(24,174)	(24,174)
Less: Government grant income	—	(392)	(1,761)	—	—	—	—	(2,153)
Less: Healthpeak's share of unconsolidated joint venture NOI	—	(5,569)	256	—	(403)	—	—	(5,716)
Plus: Noncontrolling interests' share of consolidated joint venture NOI	—	98	—	48	6,158	—	—	6,304
Equity income (loss) from unconsolidated joint ventures	—	(19,432)	(322)	—	198	76	—	(19,480)
Net income (loss)	$5,301	$(54,132)	$(8,469)	$54,761	$41,208	$16,728	$(114,978)	$(59,581)
_______________________________________
(1)Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the consolidated statements of operations.
(2)Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, deferral of community fees, and termination fees. Includes the Company’s share of income (loss) generated by unconsolidated joint ventures and excludes noncontrolling interests’ share of income (loss) generated by consolidated joint ventures.
(3)Income tax benefit (expense) for the three months ended September 30, 2020 includes a $31 million income tax expense related to the valuation allowance on deferred tax assets that are no longer expected to be realized (see Note 4).

For the three months ended September 30, 2019:

	Senior Housing Triple-Net	SHOP	CCRC	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$47,956	$212,275	$—	$118,561	$143,639	$15,540	$—	$537,971
Less: Interest income	—	—	—	—	—	(2,741)	—	(2,741)
Healthpeak's share of unconsolidated joint venture total revenues	—	4,943	52,671	—	701	5,227	—	63,542
Noncontrolling interests' share of consolidated joint venture total revenues	—	(515)	—	(52)	(8,605)	—	—	(9,172)
Operating expenses	(865)	(166,201)	—	(29,520)	(51,472)	(11)	—	(248,069)
Healthpeak's share of unconsolidated joint venture operating expenses	—	(3,816)	(43,193)	—	(279)	(23)	—	(47,311)
Noncontrolling interests' share of consolidated joint venture operating expenses	—	388	—	16	2,593	—	—	2,997
Adjustments to NOI(1)	(1,537)	739	5,635	(7,062)	(1,609)	79	—	(3,755)
Adjusted NOI	45,554	47,813	15,113	81,943	84,968	18,071	—	293,462
Plus: Adjustments to NOI(1)	1,537	(739)	(5,635)	7,062	1,609	(79)	—	3,755
Interest income	—	—	—	—	—	2,741	—	2,741
Interest expense	(106)	(2,637)	—	(68)	(108)	—	(58,311)	(61,230)
Depreciation and amortization	(12,773)	(58,152)	—	(45,028)	(54,152)	(1,839)	—	(171,944)
General and administrative	—	—	—	—	—	—	(22,970)	(22,970)
Transaction costs	—	—	—	—	—	—	(1,319)	(1,319)
Impairments and loan loss reserves (recoveries), net	(7,430)	(24,721)	—	—	(5,729)	(377)	—	(38,257)
Gain (loss) on sales of real estate, net	—	(734)	—	(87)	(7)	44	—	(784)
Loss on debt extinguishments	—	—	—	—	—	—	(35,017)	(35,017)
Other income (expense), net	—	—	—	—	—	980	(287)	693
Income tax benefit (expense)	—	—	—	—	—	—	6,261	6,261
Less: Healthpeak's share of unconsolidated joint venture NOI	—	(1,127)	(9,478)	—	(422)	(5,204)	—	(16,231)
Plus: Noncontrolling interests' share of consolidated joint venture NOI	—	127	—	36	6,012	—	—	6,175
Equity income (loss) from unconsolidated joint ventures	—	(392)	(9,194)	—	216	1,727	—	(7,643)
Net income (loss)	$26,782	$(40,562)	$(9,194)	$43,858	$32,387	$16,064	$(111,643)	$(42,308)
_______________________________________
(1)Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, deferral of community fees, and termination fees. Includes the Company’s share of income (loss) generated by unconsolidated joint ventures and excludes noncontrolling interests’ share of income (loss) generated by consolidated joint ventures.

For the nine months ended September 30, 2020:

	Senior Housing Triple-Net	SHOP	CCRC	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$82,282	$475,869	$320,737	$416,081	$431,935	$44,425	$—	$1,771,329
Government grant income(1)	—	2,601	13,632	—	—	—	—	16,233
Less: Interest income	—	—	—	—	—	(12,361)	—	(12,361)
Healthpeak's share of unconsolidated joint venture total revenues	—	74,249	30,723	—	2,085	86	—	107,143
Healthpeak's share of unconsolidated joint venture government grant income	—	319	780	—	—	—	—	1,099
Noncontrolling interests' share of consolidated joint venture total revenues	—	(1,501)	—	(175)	(25,775)	—	—	(27,451)
Operating expenses	(1,453)	(406,366)	(345,722)	(101,120)	(151,467)	(18)	—	(1,006,146)
Healthpeak's share of unconsolidated joint venture operating expenses	—	(54,922)	(27,660)	—	(846)	1	—	(83,427)
Noncontrolling interests' share of consolidated joint venture operating expenses	—	1,149	—	53	7,737	—	—	8,939
Adjustments to NOI(2)	(3,240)	(579)	93,263	(15,389)	(4,695)	1,504	—	70,864
Adjusted NOI	77,589	90,819	85,753	299,450	258,974	33,637	—	846,222
Plus: Adjustments to NOI(2)	3,240	579	(93,263)	15,389	4,695	(1,504)	—	(70,864)
Interest income	—	—	—	—	—	12,361	—	12,361
Interest expense	(199)	(8,341)	(5,256)	(180)	(302)	—	(157,883)	(172,161)
Depreciation and amortization	(21,031)	(113,591)	(81,760)	(159,737)	(161,408)	(3,867)	—	(541,394)
General and administrative	—	—	—	—	—	—	(67,730)	(67,730)
Transaction costs	—	—	—	—	—	—	(18,061)	(18,061)
Impairments and loan loss reserves (recoveries), net	(17,774)	(63,672)	—	—	(6,033)	(10,244)	—	(97,723)
Gain (loss) on sales of real estate, net	164,043	(1,798)	—	—	85,676	(40)	—	247,881
Loss on debt extinguishments	—	—	—	—	—	—	(42,912)	(42,912)
Other income (expense), net	—	2,601	188,377	—	—	41,707	4,569	237,254
Income tax benefit (expense)(3)	—	—	—	—	—	—	16,216	16,216
Less: Government grant income	—	(2,601)	(13,632)	—	—	—	—	(16,233)
Less: Healthpeak's share of unconsolidated joint venture NOI	—	(19,646)	(3,843)	—	(1,239)	(87)	—	(24,815)
Plus: Noncontrolling interests' share of consolidated joint venture NOI	—	352	—	122	18,038	—	—	18,512
Equity income (loss) from unconsolidated joint ventures	—	(55,360)	(1,801)	—	604	8,012	—	(48,545)
Net income (loss)	$205,868	$(170,658)	$74,575	$155,044	$199,005	$79,975	$(265,801)	$278,008
_______________________________________
(1)Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the consolidated statements of operations.
(2)Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, deferral of community fees, and termination fees. Includes the Company’s share of income (loss) generated by unconsolidated joint ventures and excludes noncontrolling interests’ share of income (loss) generated by consolidated joint ventures.
(3)Income tax benefit (expense) for the nine months ended September 30, 2020 includes: (i) a $51 million tax benefit recognized in conjunction with internal restructuring activities, which resulted in the transfer of assets subject to certain deferred tax liabilities from taxable REIT subsidiaries to the REIT in connection with the 2019 MTCA (see Note 3), (ii) a $31 million income tax expense related to the valuation allowance on deferred tax assets that are no longer expected to be realized (see Note 4), and (iii) a $3.6 million net tax benefit recognized due to changes under the CARES Act, which resulted in net operating losses being utilized at a higher income tax rate than previously available.

For the nine months ended September 30, 2019:

	Senior Housing Triple-Net	SHOP	CCRC	Life Science	Medical Office	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$156,592	$515,457	$—	$320,630	$427,761	$45,252	$—	$1,465,692
Less: Interest income	—	—	—	—	—	(6,868)	—	(6,868)
Healthpeak's share of unconsolidated joint venture total revenues	—	16,514	157,744	—	2,115	16,241	—	192,614
Noncontrolling interests' share of consolidated joint venture total revenues	(1)	(1,510)	—	(134)	(25,289)	—	—	(26,934)
Operating expenses	(2,725)	(400,608)	—	(76,992)	(150,635)	(29)	—	(630,989)
Healthpeak's share of unconsolidated joint venture operating expenses	—	(12,407)	(127,026)	—	(837)	(51)	—	(140,321)
Noncontrolling interests' share of consolidated joint venture operating expenses	—	1,058	—	42	7,513	—	—	8,613
Adjustments to NOI(1)	3,834	2,819	13,832	(17,146)	(4,569)	(413)	—	(1,643)
Adjusted NOI	157,700	121,323	44,550	226,400	256,059	54,132	—	860,164
Plus: Adjustments to NOI(1)	(3,834)	(2,819)	(13,832)	17,146	4,569	413	—	1,643
Interest income	—	—	—	—	—	6,868	—	6,868
Interest expense	(901)	(4,626)	—	(211)	(328)	—	(161,433)	(167,499)
Depreciation and amortization	(45,138)	(134,481)	—	(122,705)	(161,350)	(5,517)	—	(469,191)
General and administrative	—	—	—	—	—	—	(71,445)	(71,445)
Transaction costs	—	—	—	—	—	—	(7,174)	(7,174)
Impairments and loan loss reserves (recoveries), net	(22,914)	(77,685)	—	—	(14,677)	(377)	—	(115,653)
Gain (loss) on sales of real estate, net	3,557	8,844	—	3,651	2,876	(220)	—	18,708
Loss on debt extinguishments	—	—	—	—	—	—	(36,152)	(36,152)
Other income (expense), net	—	12,817	—	—	—	980	11,037	24,834
Income tax benefit (expense)	—	—	—	—	—	—	11,583	11,583
Less: Healthpeak's share of unconsolidated joint venture NOI	—	(4,107)	(30,718)	—	(1,278)	(16,190)	—	(52,293)
Plus: Noncontrolling interests' share of consolidated joint venture NOI	1	452	—	92	17,776	—	—	18,321
Equity income (loss) from unconsolidated joint ventures	—	(1,473)	(13,858)	—	643	4,676	—	(10,012)
Net income (loss)	$88,471	$(81,755)	$(13,858)	$124,373	$104,290	$44,765	$(253,584)	$12,702
_______________________________________
(1)Represents straight-line rents, DFL non-cash interest, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, deferral of community fees, and termination fees. Includes the Company’s share of income (loss) generated by unconsolidated joint ventures and excludes noncontrolling interests’ share of income (loss) generated by consolidated joint ventures.

The following table summarizes the Company’s revenues by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment	2020	2019	2020	2019
Senior housing triple-net	$24,558	$47,956	$82,282	$156,592
SHOP	149,615	212,275	475,869	515,457
CCRC	115,031	—	320,737	—
Life science	148,702	118,561	416,081	320,630
Medical office	145,153	143,639	431,935	427,761
Other non-reportable	14,680	15,540	44,425	45,252
Total revenues	$597,739	$537,971	$1,771,329	$1,465,692
See Notes 3, 4, 5, 6, and 7 for significant transactions impacting the Company’s segment assets during the periods presented.
NOTE 14.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2020	2019
Supplemental cash flow information:
Interest paid, net of capitalized interest	$187,569	$164,761
Income taxes paid (refunded)	261	1,314
Capitalized interest	20,570	22,768
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	114,979	113,936
Vesting of restricted stock units and conversion of non-managing member units into common stock	4,729	4,534
Liabilities assumed with real estate acquisitions	523,289	172,565
Conversion of DFLs to real estate	—	350,540
Net noncash impact from the consolidation of previously unconsolidated joint ventures	323,138	17,850
Seller financing provided on disposition of real estate asset	12,480	—
See Note 3 for a discussion of the impact of the 2019 MTCA with Brookdale on the Company’s consolidated balance sheets and statements of operations. See Note 5 for a discussion related to the conversion of a DFL to real estate.
The following table summarizes cash, cash equivalents and restricted cash (in thousands):

	September 30,
	2020	2019
Cash and cash equivalents	$197,119	$124,990
Restricted cash	102,419	30,114
Cash, cash equivalents and restricted cash	$299,538	$155,104

NOTE 15.  Variable Interest Entities

Unconsolidated Variable Interest Entities
At September 30, 2020, the Company had investments in: (i) two properties leased to a VIE tenant, (ii) five unconsolidated VIE joint ventures, (iii) marketable debt securities of one VIE, and (iv) one loan to a VIE borrower. The Company determined it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (CCRC OpCo, development investments, Waldwick JV, and the LLC investment discussed below), it has no formal involvement in these VIEs beyond its investments.
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
Waldwick Development JV. The Company holds an 85% ownership interest in a joint venture (the “Waldwick JV”), which has been identified as a VIE as power is shared with a member that does not have a substantive equity investment at risk. The assets of the joint venture primarily consist of a senior housing facility that it owns and cash and cash equivalents; its obligations primarily consist of capital expenditures, accounts payable, and expense accruals. Any assets generated by the joint venture may only be used to settle its contractual obligations (primarily capital expenditures and rental costs and operating expenses incurred to manage such facilities). In October 2020, the Company purchased the remaining equity interests in the Waldwick Development JV and began consolidating the real estate held by the venture (see Note 7).
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

The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at September 30, 2020 was as follows (in thousands):

VIE Type	Asset/Liability Type	Maximum Loss Exposure and Carrying Amount(1)
VIE tenant - operating leases(2)	Lease intangibles, net and straight-line rent receivables	$1,950
Unconsolidated joint ventures	Loans receivable, net and Investments in unconsolidated joint ventures	28,879
Loan - seller financing	Loans receivable, net	8,453
CMBS and LLC investment	Marketable debt and LLC investment	35,302
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).
(2)The Company’s maximum loss exposure may be mitigated by re-leasing the underlying properties to new tenants upon an event of default.
As of September 30, 2020, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
See Notes 3, 4, 5, 6, and 7 for additional descriptions of the nature, purpose, and operating activities of the Company’s unconsolidated VIEs and interests therein.
Consolidated Variable Interest Entities
The Company’s consolidated total assets and total liabilities at September 30, 2020 and December 31, 2019 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company. Total assets and total liabilities include VIE assets and liabilities as follows (in thousands):

	September 30, 2020	December 31, 2019
Assets
Buildings and improvements	$2,977,513	$3,236,105
Development costs and construction in progress	114,929	67,285
Land	445,578	526,576
Accumulated depreciation and amortization	(634,028)	(568,574)
Net real estate	2,903,992	3,261,392
Accounts receivable, net	8,397	11,986
Cash and cash equivalents	51,532	47,027
Restricted cash	14,894	13,596
Intangible assets, net	134,147	206,840
Right-of-use asset, net	91,444	92,664
Other assets, net	55,342	52,124
Total assets	$3,259,748	$3,685,629
Liabilities
Mortgage debt	216,594	218,767
Intangible liabilities, net	17,361	39,545
Lease liability	91,582	90,875
Accounts payable, accrued liabilities, and other liabilities	115,514	122,832
Deferred revenue	89,587	96,985
Total liabilities	$530,638	$569,004

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
NOTE 16.  Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets are immaterial at September 30, 2020.
The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	September 30, 2020(3)		December 31, 2019(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$231,162	$238,100	$190,579	$190,579
Marketable debt securities(2)	20,201	20,201	19,756	19,756
Bank line of credit and commercial paper(2)	—	—	93,000	93,000
Term loan(2)	249,122	249,122	248,942	248,942
Senior unsecured notes(1)	5,695,567	6,438,400	5,647,993	6,076,150
Mortgage debt(2)	435,206	430,669	276,907	280,373
Interest-rate swap liabilities(2)	162	162	553	553
_______________________________________
(1)Level 1: Fair value calculated based on quoted prices in active markets.
(2)Level 2: Fair value based on (i) for marketable debt securities, quoted prices for similar or identical instruments in active or inactive markets, respectively, or (ii) for loans receivable, net, mortgage debt, and swaps, standardized pricing models in which significant inputs or value drivers are observable in active markets. For bank line of credit, commercial paper, and term loans, the carrying values are a reasonable estimate of fair value because the borrowings are primarily based on market interest rates and the Company’s credit rating.
(3)During the nine months ended September 30, 2020 and year ended December 31, 2019, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
NOTE 17.  Derivative Financial Instruments

The following table summarizes the Company’s outstanding swap contracts as of September 30, 2020 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Notional	Pay Rate	Receive Rate	Fair Value(1)
Interest rate:
August 2020(2)	August 2025	Cash Flow	$41,305	0.33%	USD-SIFMA Municipal Swap Index	$(162)
______________________________________
(1)Derivative liabilities are recorded in accounts payable, accrued liabilities, and other liabilities in the consolidated balance sheets.
(2)Represents three interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.

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
Cautionary Language Regarding Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “target,” “forecast,” “plan,” “potential,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. Forward-looking statements reflect our current expectations and views about future events and are subject to risks and uncertainties that could significantly affect our future financial condition and results of operations. While forward-looking statements reflect our good faith belief and assumptions we believe to be reasonable based upon current information, we can give no assurance that our expectations or forecasts will be attained. As more fully set forth under Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:
•the severity and duration of the COVID-19 pandemic;
•actions that have been taken and may continue to be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact;
•the impact of the COVID-19 pandemic and health and safety measures taken to slow its spread;
•operational risks associated with third party management contracts, including the additional regulation and liabilities of our RIDEA lease structures;
•the ability of our existing and future tenants, operators and borrowers to conduct their respective businesses in a manner sufficient to maintain or increase their revenues and manage their expenses in order to generate sufficient income to make rent and loan payments to us and our ability to recover investments made, if applicable, in their operations;
•the imposition of laws or regulations prohibiting eviction of our tenants or operators, including new governmental efforts in response to COVID-19;
•the financial condition of our existing and future tenants, operators and borrowers, including potential bankruptcies and downturns in their businesses, and their legal and regulatory proceedings, which may result in uncertainties regarding our ability to continue to realize the full benefit of such tenants’ and operators’ leases and borrowers’ loans;
•our concentration in the healthcare property sector, particularly in senior housing, life sciences and medical office buildings, which makes our profitability more vulnerable to a downturn in a specific sector than if we were investing in multiple industries;
•the effect on us and our tenants and operators of legislation, executive orders and other legal requirements, including compliance with the Americans with Disabilities Act, fire, safety and health regulations, environmental laws, the Affordable Care Act, licensure, certification and inspection requirements, and laws addressing entitlement programs and related services, including Medicare and Medicaid, which may result in future reductions in reimbursements or fines for noncompliance;
•our ability to identify replacement tenants and operators and the potential renovation costs and regulatory approvals associated therewith;
•the risks associated with property development and redevelopment, including costs above original estimates, project delays and lower occupancy rates and rents than expected;
•the potential impact of uninsured or underinsured losses, including as a result of hurricanes, earthquakes and other natural disasters, pandemics such as COVID-19, acts of war and/or terrorism and other events that may cause such losses and/or performance declines by us or our tenants and operators;
•the risks associated with our investments in joint ventures and unconsolidated entities, including our lack of sole decision making authority and our reliance on our partners’ financial condition and continued cooperation;

•competition for the acquisition and financing of suitable healthcare properties as well as competition for tenants and operators, including with respect to new leases and mortgages and the renewal or rollover of existing leases;
•our, or our counterparties’, ability to fulfill obligations, such as financing conditions and/or regulatory approval requirements, required to successfully consummate acquisitions, dispositions, transitions, developments, redevelopments, joint venture transactions or other transactions;
•our ability to achieve the benefits of acquisitions or other investments within expected time frames or at all, or within expected cost projections;
•the potential impact on us and our tenants, operators and borrowers from current and future litigation matters, including the possibility of larger than expected litigation costs, adverse results and related developments;
•changes in federal, state or local laws and regulations, including those affecting the healthcare industry that affect our costs of compliance or increase the costs, or otherwise affect the operations, of our tenants and operators;
•our ability to foreclose on collateral securing our real estate-related loans;
•volatility or uncertainty in the capital markets, the availability and cost of capital as impacted by interest rates, changes in our credit ratings, and the value of our common stock, and other conditions that may adversely impact our ability to fund our obligations or consummate transactions, or reduce the earnings from potential transactions;
•changes in global, national and local economic and other conditions, including the ongoing economic downturn, volatility in the financial markets and high unemployment rates;
•our ability to manage our indebtedness level and changes in the terms of such indebtedness;
•competition for skilled management and other key personnel;
•our reliance on information technology systems and the potential impact of system failures, disruptions or breaches; and
•our ability to maintain our qualification as a real estate investment trust (“REIT”).
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
Overview
The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:
•Executive Summary
•COVID-19 Update
•2020 Transaction Overview
•Dividends
•Results of Operations
•Liquidity and Capital Resources
•Contractual Obligations and Off-Balance Sheet Arrangements
•Non-GAAP Financial Measures Reconciliations
•Critical Accounting Policies and Recent Accounting Pronouncements

Executive Summary
Healthpeak Properties, Inc. is a Standard & Poor’s (“S&P”) 500 company that acquires, develops, owns, leases and manages healthcare real estate across the United States (“U.S.”). We are a Maryland corporation and qualify as a self-administered REIT. In November 2020, we moved our corporate headquarters from Irvine, CA to Denver, CO. With properties in nearly every state, the new headquarters provides a favorable mix of affordability and a centralized geographic location. Our Irvine, CA and Franklin, TN offices will continue to operate.
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
At September 30, 2020, our portfolio of investments, including properties in our unconsolidated joint ventures, consisted of interests in 626 properties. The following table summarizes information for our reportable segments for the three months ended September 30, 2020 (dollars in thousands):

Segment	Total Portfolio Adjusted NOI(1)	Percentage of Total Portfolio Adjusted NOI(1)	Number of Properties
Senior housing triple-net	$24,230	9%	62
SHOP	23,521	9%	135
CCRC	23,228	8%	17
Life science	103,610	38%	136
Medical office	85,681	32%	266
Other non-reportable	10,789	4%	10
Totals	$271,059	100%	626
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
We invest in and manage our real estate portfolio for the long-term to maximize benefit to our stockholders and support the growth of our dividends. Our strategy consists of four core elements:
(i)Our real estate: Our portfolio is grounded in high-quality properties in desirable locations. We focus on three purposely selected private pay asset classes, senior housing, life science and medical office, to provide stability through inevitable market cycles.
(ii)Our financials: We maintain a strong investment-grade balance sheet with ample liquidity as well as long-term fixed-rate debt financing with staggered maturities to reduce our exposure to interest-rate volatility and refinancing risk.
(iii)Our partnerships: We work with leading healthcare companies, operators and service providers and are responsive to their space and capital needs. We provide high-quality management services to encourage tenants to renew, expand and relocate into our properties, which drives increased occupancy, rental rates, and property values.
(iv)Our platform: We have a people-first culture that we believe attracts, develops and retains top talent. We continually strive to create and maintain an industry-leading platform, with systems and tools that allow us to effectively and efficiently manage our assets and investment activity.

COVID-19 Update
Beginning in late 2019, a novel strain of Coronavirus (“COVID-19”) began to spread throughout the world, including the United States, ultimately being declared a pandemic by the World Health Organization. Global health concerns and increased efforts to reduce the spread of the COVID-19 pandemic have prompted federal, state, and local governments to restrict normal daily activities, and have resulted in travel bans, quarantines, school closings, “shelter-in-place” orders requiring individuals to remain in their homes other than to conduct essential services or activities, as well as business limitations and shutdowns, which resulted in closure of many businesses deemed to be non-essential. Although some of these restrictions have since been lifted or scaled back, certain restrictions remain in place and any future surges of COVID-19 may lead to other restrictions being re-implemented in response to efforts to reduce the spread. In addition, our tenants, operators and borrowers are facing significant cost increases as a result of increased health and safety measures, including increased staffing demands for patient care and sanitation, as well as increased usage and inventory of critical medical supplies and personal protective equipment. These health and safety measures, which may remain in place for a significant amount of time or be re-imposed from time to time, continue to place a substantial strain on the business operations of many of our tenants, operators, and borrowers.
SHOP, CCRC, and Senior Housing Triple-Net
Within our SHOP and CCRC properties, occupancy rates have declined since the onset of the pandemic, a trend that may continue during the pandemic as a result of a reduction in, or in some cases prohibitions on, new tenant move-ins due to stricter move-in criteria, lower inquiry volumes, and reduced in-person tours, as well as incidences of COVID-19 outbreaks at our facilities or the perception that outbreaks may occur. Outbreaks, which directly affect our residents and the employees at our senior housing facilities, have and could continue to materially and adversely disrupt operations, as well as cause significant reputational harm to us, our operators, and our tenants. As of October 30, 2020, we had confirmed resident COVID-19 cases at 130 of our 208 senior housing properties. Our senior housing property operators are also facing significant cost increases as a result of higher staffing hours and compensation, the implementation of increased health and safety measures and protocols, and increased usage and inventory of critical medical supplies and personal protective equipment. At our SHOP and CCRC facilities, we bear these significant cost increases.
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
The ultimate impact of the pandemic on senior housing generally and the public perception of senior housing as a desirable residential setting depend on a number of factors that are unknown at this time, including, but not limited to: (i) the course and severity of the pandemic; (ii) responses of public and private health authorities; and (iii) the timing, distribution, and health effects of vaccines and other treatments.
Medical Office Portfolio
Within our medical office portfolio, many physician practices and affiliated hospitals initially delayed or discontinued nonessential surgeries and procedures due to “shelter-in-place” orders and other health and safety measures, which negatively impacted their cash flows during the second quarter of 2020. These restrictions have now been lifted in the majority of our markets and operations are at or near pre-pandemic levels. However, we expect that planned move-outs will be delayed during the COVID-19 pandemic, which is expected to slightly increase short-term retention in this portfolio.
We implemented a deferred rent program for during May and June 2020 that was limited to certain non-health system and non-hospital tenants in good standing, which has reduced our cash collections during those months, although we are requiring that the deferred rent be repaid ratably by the end of 2020. Under this program, we agreed to defer approximately $6 million of rent through September 30, 2020, $3 million of which remains outstanding as of September 30, 2020. We may also implement a deferred rent program for future periods.

Life Science Portfolio
Within our life science portfolio, we have numerous tenants that are working tirelessly to address critical research and testing needs in the fight against COVID-19. We are focused on providing our tenants with the necessary space to complete their critical work and are in continuous contact with our tenants regarding how we can help them meet their needs. Through September 30, 2020, we had provided approximately $1 million of rent deferrals to our life science tenants, all of which is required to be repaid by the end of 2020. As of September 30, 2020, an immaterial amount remained outstanding.
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
Liquidity
We believe that we are well positioned to manage the COVID-19 pandemic and measures to slow its spread while working closely with our tenants, operators, and borrowers as they navigate the pandemic. We had approximately $2.57 billion of liquidity available, including $2.43 billion borrowing capacity under our bank line of credit facility and $140 million of cash and cash equivalents, as of October 30, 2020. Additionally, after completing the July 2020 redemption of $300 million of senior unsecured notes due in 2022, we have no significant debt maturities until 2023. While a future downgrade in our credit ratings would adversely impact our cost of borrowing, we believe we continue to have access to the unsecured debt markets. We could also seek to enter into one or more secured debt financings, issue additional securities, including under our 2020 ATM Program (as defined below), or dispose of certain additional assets to fund future operating costs, capital expenditures, or acquisitions, although no assurances can be made in this regard.
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
The extent of the impact of the COVID-19 pandemic on our business and financial results will depend on future developments, including the duration, severity, and spread of COVID-19, health and safety actions taken to contain its spread, any new surges of COVID-19, and how quickly and to what extent normal economic and operating conditions can resume within the markets in which we operate, each of which are highly uncertain at this time and outside of our control.
2020 Transaction Overview
South San Francisco Land Site Acquisition
In October 2020, we executed a definitive agreement to acquire approximately 12 acres of land for $128 million. The acquisition site is located in South San Francisco, California, adjacent to two sites currently held by us as land for future development. We made a $10 million nonrefundable deposit upon completing due diligence in November 2020 and expect to close the transaction during the first half of 2021.
Cambridge Discovery Park Acquisition
In October 2020, we entered into definitive agreements to acquire three life science facilities in Cambridge, Massachusetts for $610 million and a 49% joint venture interest in a fourth property on the same campus for $54 million. We made a $20 million nonrefundable deposit upon completing due diligence in October 2020 and expect to close the transaction during the fourth quarter of 2020.

Midwest MOB Acquisition
In September 2020, we entered into definitive agreements to acquire a portfolio of seven MOBs located in Indiana, Missouri, and Illinois, for $169 million. We made a $9 million nonrefundable deposit upon completing due diligence in September 2020 and closed the transaction in October 2020.
Scottsdale Gateway Acquisition
In July 2020, we acquired a MOB in Scottsdale, Arizona, for $27 million.
The Post Acquisition
In April 2020, we acquired a life science campus in Waltham, Massachusetts for $320 million.
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
•We acquired Brookdale’s 51% interest in 13 of the 15 communities in the CCRC JV based on a valuation of $1.06 billion (the “CCRC Acquisition”) and transitioned management (under new management agreements) of those 13 communities to Life Care Services LLC (“LCS”);
•We paid Brookdale $100 million to terminate the previous management agreements related to those 13 communities;
•Brookdale acquired 18 of the triple-net lease properties (the “Brookdale Acquisition Assets”) from us for cash proceeds of $385 million;
•The remaining 24 triple-net lease properties were restructured into a single master lease with 2.4% annual rent escalators and a maturity date of December 31, 2027 (the “2019 Amended Master Lease”);
•A portion of annual rent (amount in excess of 6.5% of sales proceeds) related to 14 of the 18 Brookdale Acquisition Assets was reallocated to the remaining properties under the 2019 Amended Master Lease; and
•Brookdale paid down $20 million of future rent under the 2019 Amended Master Lease.
Other Real Estate Transactions
•During the first quarter of 2020, we sold seven SHOP assets for $36 million and a hospital under a direct financing lease (“DFL”) for $82 million.
•During the second quarter of 2020, we sold two SHOP assets for $28 million and three MOBs in San Diego, California for $106 million (through exercise of a purchase option by one of our tenants).
•During the third quarter of 2020, we sold four SHOP assets for $12 million, four MOBs for $14 million, one undeveloped MOB land parcel for $2 million, and one asset from the other non-reportable segment for $1 million.
•In October and November 2020, we sold seven SHOP assets and three senior housing triple-net assets for $88 million.
•In October 2020, we entered into a definitive agreement to sell seven SHOP assets for $115 million. We received a $3 million nonrefundable deposit upon completion of due diligence in October 2020.
•In October 2020, we acquired the remaining 15% equity interest in a previously unconsolidated senior housing joint venture for $4 million and began consolidating the real estate held by the venture.
•During the nine months ended September 30, 2020, we converted: (i) six senior housing triple-net assets with Capital Senior Living Corporation (“CSL”) into a RIDEA structure, with CSL remaining as the manager, (ii) one senior housing triple-net asset with CSL into a RIDEA structure with Discovery Senior Living, LLC as the operator, and (iii) two senior housing triple-net assets with HRA Senior Living (“HRA”) into a RIDEA structure, with HRA remaining as the manager.

Financing Activities
•During the nine months ended September 30, 2020, we utilized the forward provisions under the at-the-market equity offering program established in February 2019 (the “2019 ATM Program”) to allow for the sale of up to an aggregate of 2 million shares of our common stock at an initial weighted average net price of $35.23 per share, after commissions.
•During the nine months ended September 30, 2020, we settled all 32.5 million shares previously outstanding under (i) ATM forward contracts and (ii) a 2019 forward equity sales agreement at a weighted average net price of $32.73 per share, after commissions, resulting in net proceeds of $1.06 billion.
•In June 2020, we completed a public offering of $600 million aggregate principal amount of 2.88% senior unsecured notes due in 2031 (the “2031 Notes”).
•In June 2020, using a portion of the net proceeds from the 2031 Notes offering, we repurchased $250 million aggregate principal amount of our 4.25% senior unsecured notes due in 2023.
•In July 2020, using an additional portion of the net proceeds from the 2031 Notes offering, we redeemed all $300 million aggregate principal amount of our 3.15% senior unsecured notes due in 2022.
Development Activities
•As part of the development program with HCA Healthcare Inc., at September 30, 2020, we had five on-campus MOB developments under contract with an aggregate total estimated cost of $129 million.
•At September 30, 2020, we had seven life science development projects in process with an aggregate total estimated cost of approximately $1.03 billion.
Dividends
The following table summarizes our common stock cash dividends declared in 2020:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
January 30	February 18	$0.37	February 28
April 30	May 8	0.37	May 19
August 4	August 14	0.37	August 25
November 2	November 12	0.37	November 23
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
FFO as Adjusted. In addition, we present NAREIT FFO on an adjusted basis before the impact of non-comparable items including, but not limited to, transaction-related items, impairments (recoveries) of non-depreciable assets, losses (gains) from the sale of non-depreciable assets, severance and related charges, prepayment costs (benefits) associated with early retirement or payment of debt, litigation costs (recoveries), casualty-related charges (recoveries), foreign currency remeasurement losses (gains), deferred tax asset valuation allowances, and changes in tax legislation (“FFO as Adjusted”). Transaction-related items include transaction expenses and gains/charges incurred as a result of mergers and acquisitions and lease amendment or termination activities. Prepayment costs (benefits) associated with early retirement of debt include the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of debt. Management believes that FFO as Adjusted provides a meaningful supplemental measurement of our FFO run-rate and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. At the same time that NAREIT created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe stockholders, potential investors, and financial analysts who review our operating performance are best served by an FFO run-rate earnings measure that includes certain other adjustments to net income (loss), in addition to adjustments made to arrive at the NAREIT defined measure of FFO. FFO as Adjusted is used by management in analyzing our business and the performance of our properties and we believe it is important that stockholders, potential investors, and financial analysts understand this measure used by management. We use FFO as Adjusted to: (i) evaluate our performance in comparison with expected results and results of previous periods, relative to resource allocation decisions, (ii) evaluate the performance of our management, (iii) budget and forecast future results to assist in the allocation of resources, (iv) assess our performance as compared with similar real estate companies and the industry in general, and (v) evaluate how a specific potential investment will impact our future results. Other REITs or real estate companies may use different methodologies for calculating an adjusted FFO measure, and accordingly, our FFO as Adjusted may not be comparable to those reported by other REITs. For a reconciliation of net income (loss) to NAREIT FFO and FFO as Adjusted and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.

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
Comparison of the Three and Nine Months Ended September 30, 2020 to the Three and Nine Months Ended September 30, 2019
Overview

Three Months Ended September 30, 2020 and 2019
The following table summarizes results for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Net income (loss) applicable to common shares	$(63,768)	$(46,249)	$(17,519)
NAREIT FFO	164,603	181,591	(16,988)
FFO as Adjusted	213,529	220,572	(7,043)
AFFO	183,791	190,247	(6,456)

Net income (loss) applicable to common shares decreased primarily as a result of the following:
•a deferred tax asset valuation allowance and corresponding income tax expense recognized during the third quarter of 2020;
•a reduction in income related to assets sold during 2019 and 2020;
•a reduction in equity income (loss) from unconsolidated joint ventures during 2020 primarily due to our share of net losses from an unconsolidated joint venture owning 19 SHOP assets that was formed in December 2019; and
•additional expenses and decreased occupancy in our SHOP and CCRC segments related to COVID-19.
The decrease in net income (loss) applicable to common shares was partially offset by:
•a decrease in loss on debt extinguishments;
•a reduction in impairment charges related to depreciable real estate and assets underlying DFLs during the third quarter of 2020; and
•NOI generated from: (i) 2019 and 2020 acquisitions of real estate, (ii) development and redevelopment projects placed in service during 2019 and 2020, and (iii) new leasing activity during 2019 and 2020.
NAREIT FFO decreased primarily as a result of the aforementioned events impacting net income (loss) applicable to common shares, except for impairments of depreciable real estate, which are excluded from NAREIT FFO.
FFO as Adjusted decreased primarily as a result of the aforementioned events impacting NAREIT FFO, except for the following, which are excluded from FFO as Adjusted:
•the deferred tax asset valuation allowance; and
•the loss on debt extinguishment.
AFFO decreased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents, which is excluded from AFFO. The decrease was further impacted by decreased AFFO capital expenditures during the period.
Nine Months Ended September 30, 2020 and 2019
The following table summarizes results for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Net income (loss) applicable to common shares	$265,018	$787	$264,231
NAREIT FFO	518,519	586,052	(67,533)
FFO as Adjusted	655,255	645,538	9,717
AFFO	583,343	576,784	6,559

Net income (loss) applicable to common shares increased primarily as a result of the following:
•an increase in other income, net as a result of: (i) a gain upon change of control related to the acquisition of the outstanding equity interests in 13 CCRCs from Brookdale during the first quarter of 2020, (ii) a gain on sale related to the sale of a hospital underlying a DFL during the first quarter of 2020, and (iii) government grant income received under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) during the second and third quarters of 2020;
•an increase in net gain on sales of real estate during the nine months ended September 30, 2020;
•a reduction in impairment charges related to depreciable real estate and assets underlying DFLs during the nine months ended September 30, 2020;
•an increase in interest income primarily as a result of new loans and additional funding of existing loans;
•an increase in income tax benefit as a result of (i) the above-mentioned acquisition of Brookdale’s interest in 13 CCRCs and related management termination fee expense paid to Brookdale in connection with transitioning management to LCS during the first quarter of 2020 and (ii) the extension of the net operating loss carryback period provided by the CARES Act; partially offset by additional income tax expense due to a deferred tax asset valuation allowance and corresponding income tax expense recognized during the third quarter of 2020; and
•NOI generated from: (i) 2019 and 2020 acquisitions of real estate, (ii) development and redevelopment projects placed in service during 2019 and 2020, and (iii) new leasing activity during 2019 and 2020.
The increase in net income (loss) applicable to common shares was partially offset by:
•A reduction in income related to assets sold during 2019 and 2020;
•an increase in loss on debt extinguishments;
•increased expense related to the management termination fee paid to Brookdale in connection with transitioning management of 13 CCRCs to LCS during the first quarter of 2020;
•a reduction in equity income (loss) from unconsolidated joint ventures during 2020 primarily due to our share of net losses from an unconsolidated joint venture owning 19 SHOP assets that was formed in December 2019;
•increased depreciation and amortization expense as a result of: (i) assets acquired during 2019 and 2020, (ii) the acquisition of Brookdale’s interest in and consolidation of 13 CCRCs during the first quarter of 2020, and (iii) development and redevelopment projects placed into service during 2019 and 2020, partially offset by dispositions of real estate throughout 2019 and 2020; and
•increased credit losses related to loans receivable as a result of: (i) adopting the current expected credit losses model required under ASU 2016-13, (ii) new loans funded during 2020, and (iii) the impact of COVID-19 on expected credit losses.
NAREIT FFO decreased primarily as a result of the aforementioned events impacting net income (loss) applicable to common shares, except for the following, which are excluded from NAREIT FFO:
•impairments of depreciable real estate;
•net gain on sales of depreciable real estate;
•the gain upon change of control related to the acquisition of Brookdale’s interest in 13 CCRCs; and
•depreciation and amortization expense.
FFO as Adjusted increased primarily as a result of the aforementioned events impacting NAREIT FFO, except for the following, which are excluded from FFO as Adjusted:
•the deferred tax asset valuation allowance;
•net gain on sales of assets underlying DFLs and non-depreciable assets, such as land;
•the loss on debt extinguishment; and
•the increase in credit losses.
AFFO increased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents and the increase in deferred tax benefit, which are excluded from AFFO.

Segment Analysis
The following tables provide selected operating information for our Same-Store and total property portfolio for each of our reportable segments. For the three months ended September 30, 2020, our Same-Store consists of 407 properties representing properties acquired or placed in service and stabilized on or prior to July 1, 2019 and that remained in operations under a consistent reporting structure through September 30, 2020. For the nine months ended September 30, 2020, our Same-Store consists of 394 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2019 and that remained in operations under a consistent reporting structure through September 30, 2020. Our total property portfolio consisted of 626 and 740 properties at September 30, 2020 and 2019, respectively.
Senior Housing Triple-Net

The following table summarizes results at and for the three months ended September 30, 2020 and 2019 (dollars in thousands, except per unit data):

	SS			Total Portfolio(1)
	Three Months Ended September 30,			Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Rental and related revenues	$10,561	$11,074	$(513)	$24,558	$42,543	$(17,985)
Income from direct financing leases	—	—	—	—	5,413	(5,413)
Operating expenses	(40)	(38)	(2)	(421)	(865)	444
Adjustments to NOI(2)	955	(43)	998	93	(1,537)	1,630
Adjusted NOI	$11,476	$10,993	$483	24,230	45,554	(21,324)
Less: non-SS adjusted NOI				(12,754)	(34,561)	21,807
SS adjusted NOI				$11,476	$10,993	$483
Adjusted NOI % change			4.4%
Property count(3)	28	28		62	92
Average capacity (units)(4)	2,756	2,756		5,848	11,161
Average annual rent per unit	$16,714	$16,010		$16,861	$16,636
_______________________________________
(1)Total Portfolio includes results of operations from disposed properties and properties that transferred segments through the disposition or transfer date.
(2)Represents adjustments to NOI in accordance with the Company’s definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(3)From our 2019 presentation of Same-Store, we removed 10 senior housing triple-net properties that were converted, or we agreed to convert, to SHOP, 33 senior housing triple-net properties that were classified as held for sale, and 1 senior housing triple-net property that was transferred to other non-reportable.
(4)Represents average capacity as reported by the respective tenants or operators for the three-month period.
Same-Store Adjusted NOI increased primarily as a result of annual rent escalations and increased rent associated with capital improvements.
Total Portfolio Adjusted NOI decreased primarily as a result of the following Non-Same-Store impacts:
•the transfer of nine senior housing triple-net facilities to our SHOP segment during 2020;
•the transfer of two senior housing triple-net facilities to our CCRC segment during 2020; and
•senior housing triple-net facilities sold during 2019 and 2020.
The decrease in Total Portfolio Adjusted NOI is partially offset by the aforementioned increase to Same-Store.

The following table summarizes results at and for the nine months ended September 30, 2020 and 2019 (dollars in thousands, except per unit data):

	SS			Total Portfolio(1)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Rental and related revenues	$31,922	$33,199	$(1,277)	$82,282	$135,775	$(53,493)
Income from direct financing leases	—	—	—	—	20,817	(20,817)
Noncontrolling interests' share of consolidated joint venture total revenues	—	—	—	—	(1)	1
Operating expenses	(123)	(111)	(12)	(1,453)	(2,725)	1,272
Adjustments to NOI(2)	2,236	(175)	2,411	(3,240)	3,834	(7,074)
Adjusted NOI	$34,035	$32,913	$1,122	77,589	157,700	(80,111)
Less: non-SS adjusted NOI				(43,554)	(124,787)	81,233
SS adjusted NOI				$34,035	$32,913	$1,122
Adjusted NOI % change			3.4%
Property count(3)	28	28		62	92
Average capacity (units)(4)	2,756	2,755		6,242	12,736
Average annual rent per unit	$16,525	$15,980		$16,884	$16,795
_______________________________________
(1)Total Portfolio includes results of operations from disposed properties and properties that transferred segments through the disposition or transfer date.
(2)Represents adjustments to NOI in accordance with the Company’s definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(3)From our 2019 presentation of Same-Store, we removed 10 senior housing triple-net properties that were converted, or we agreed to convert, to SHOP, 33 senior housing triple-net properties that were classified as held for sale, and 1 senior housing triple-net property that was transferred to other non-reportable.
(4)Represents average capacity as reported by the respective tenants or operators for the nine-month period.
Same-Store Adjusted NOI increased primarily as a result of annual rent escalations and increased rent associated with capital improvements.
Total Portfolio Adjusted NOI decreased primarily as a result of the following Non-Same-Store impacts:
•the transfer of 39 and 9 senior housing triple-net facilities to our SHOP segment during 2019 and 2020, respectively;
•the transfer of two senior housing triple-net facilities to our CCRC segment during 2020; and
•senior housing triple-net facilities sold during 2019 and 2020.
The decrease in Total Portfolio Adjusted NOI is partially offset by the aforementioned increase to Same-Store.

Senior Housing Operating Portfolio

The following table summarizes results at and for the three months ended September 30, 2020 and 2019 (dollars in thousands, except per unit data):

	SS			Total Portfolio(1)
	Three Months Ended September 30,			Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Resident fees and services	$14,094	$14,099	$(5)	$149,615	$212,275	$(62,660)
Government grant income(2)	—	—	—	392	—	392
Healthpeak’s share of unconsolidated joint venture total revenues	18,392	20,139	(1,747)	23,800	4,943	18,857
Healthpeak's share of unconsolidated joint venture government grant income	—	—	—	49	—	49
Noncontrolling interests' share of consolidated joint venture total revenues	—	—	—	(459)	(515)	56
Operating expenses	(9,168)	(9,035)	(133)	(130,729)	(166,201)	35,472
Healthpeak's share of unconsolidated joint venture operating expenses	(13,096)	(12,927)	(169)	(18,280)	(3,816)	(14,464)
Noncontrolling interests' share of consolidated joint venture operating expenses	—	—	—	361	388	(27)
Adjustments to NOI(3)	41	(81)	122	(1,228)	739	(1,967)
Adjusted NOI	$10,263	$12,195	$(1,932)	23,521	47,813	(24,292)
Less: non-SS adjusted NOI				(13,258)	(35,618)	22,360
SS adjusted NOI				$10,263	$12,195	$(1,932)
Adjusted NOI % change			(15.8)%
Property count(4)	29	29		135	148
Average occupancy	83.4%	90.5%		82.8%	83.4%
Average capacity (units)(5)	4,167	4,167		16,142	17,153
Average annual rent per unit	$51,685	$54,420		$47,933	$51,854
_______________________________________
(1)Total Portfolio includes results of operations from disposed properties and properties that transferred segments through the disposition or transfer date.
(2)Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the consolidated statements of operations.
(3)Represents adjustments to NOI in accordance with the Company’s definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(4)From our 2019 presentation of Same-Store, we removed 32 SHOP properties that were classified as held for sale.
(5)Represents average capacity as reported by the respective tenants or operators for the three-month period.
Same Store Adjusted NOI decreased primarily as a result additional expenses and decreased occupancy related to COVID-19.
Total Portfolio Adjusted NOI decreased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:
•decreased NOI from assets sold in 2019 and 2020; partially offset by
•increased NOI from the transfer of nine senior housing triple-net assets to our SHOP segment during 2020.

The following table summarizes results at and for the nine months ended September 30, 2020 and 2019 (dollars in thousands, except per unit data):

	SS			Total Portfolio(1)
	Nine months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Resident fees and services	$—	$—	$—	$475,869	$515,457	$(39,588)
Government grant income(2)	—	—	—	2,601	—	2,601
Healthpeak’s share of unconsolidated joint venture total revenues	57,592	60,488	(2,896)	74,249	16,514	57,735
Healthpeak's share of unconsolidated joint venture government grant income	—	—	—	319	—	319
Noncontrolling interests' share of consolidated joint venture total revenues	—	—	—	(1,501)	(1,510)	9
Operating expenses	—	—	—	(406,366)	(400,608)	(5,758)
Healthpeak's share of unconsolidated joint venture operating expenses	(39,075)	(37,603)	(1,472)	(54,922)	(12,407)	(42,515)
Noncontrolling interests' share of consolidated joint venture operating expenses	—	—	—	1,149	1,058	91
Adjustments to NOI(3)	100	90	10	(579)	2,819	(3,398)
Adjusted NOI	$18,617	$22,975	$(4,358)	90,819	121,323	(30,504)
Less: non-SS adjusted NOI				(72,202)	(98,348)	26,146
SS adjusted NOI				$18,617	$22,975	$(4,358)
Adjusted NOI % change			(19.0)%
Property count(4)	22	22		135	148
Average occupancy	83.6%	88.9%		83.2%	82.8%
Average capacity (units)(5)	3,498	3,498		16,273	15,434
Average annual rent per unit	$41,562	$43,834		$50,458	$47,323
_______________________________________
(1)Total Portfolio includes results of operations from disposed properties and properties that transferred segments through the disposition or transfer date.
(2)Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the consolidated statements of operations.
(3)Represents adjustments to NOI in accordance with the Company’s definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(4)From our 2019 presentation of Same-Store, we removed 32 SHOP properties that were classified as held for sale.
(5)Represents average capacity as reported by the respective tenants or operators for the nine-month period.
Same Store Adjusted NOI decreased primarily as a result of additional expenses and decreased occupancy related to COVID-19.
Total Portfolio Adjusted NOI decreased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:
•decreased NOI from assets sold in 2019 and 2020; partially offset by
•increased NOI from the transfer of 39 and 9 senior housing triple-net assets to our SHOP segment during 2019 and 2020, respectively.

Continuing Care Retirement Community

The following table summarizes results at and for the three months ended September 30, 2020 and 2019 (dollars in thousands, except per unit data):

	SS(1)			Total Portfolio(2)
	Three Months Ended September 30,			Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Resident fees and services	$—	$—	$—	$115,031	$—	$115,031
Government grant income(3)	—	—	—	1,761	—	1,761
Healthpeak’s share of unconsolidated joint venture total revenues	—	—	—	4,295	52,671	(48,376)
Healthpeak's share of unconsolidated joint venture government grant income	—	—	—	246	—	246
Operating expenses	—	—	—	(94,992)	—	(94,992)
Healthpeak's share of unconsolidated joint venture operating expenses	—	—	—	(4,797)	(43,193)	38,396
Adjustments to NOI(4)	—	—	—	1,684	5,635	(3,951)
Adjusted NOI	$—	$—	$—	23,228	15,113	8,115
Less: non-SS adjusted NOI				(23,228)	(15,113)	(8,115)
SS adjusted NOI				$—	$—	$—
Adjusted NOI % change			—%
Property count	—	—		17	15
Average Occupancy	—%	—%		79.5%	85.1%
Average capacity (units)(5)	—	—		8,324	7,271
Average annual rent per unit	$—	$—		$60,600	$65,590
_______________________________________
(1)All CCRC properties have been removed from the Same-Store population as they experienced a change in reporting structure, underwent an operator transition during the periods presented, or are classified as held for sale. As such, no Same-Store results are presented in the table above.
(2)Total Portfolio includes results of operations from disposed properties and properties that transferred segments through the disposition or transfer date.
(3)Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the consolidated statements of operations.
(4)Represents adjustments to NOI in accordance with the Company’s definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(5)Represents average capacity as reported by the respective tenants or operators for the three-month period.
Total Portfolio Adjusted NOI increased primarily as a result of the following:
•the acquisition of the remaining 51% interest in 13 communities previously held in a joint venture during the first quarter of 2020; and
•the transfer of two CCRC properties that converted from senior housing triple-net to RIDEA structures during the fourth quarter of 2019.

The following table summarizes results at and for the nine months ended September 30, 2020 and 2019 (dollars in thousands, except per unit data):

	SS(1)			Total Portfolio(2)
	Nine months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Resident fees and services	$—	$—	$—	$320,737	$—	$320,737
Government grant income(3)	—	—	—	13,632	—	13,632
Healthpeak’s share of unconsolidated joint venture total revenues	—	—	—	30,723	157,744	(127,021)
Healthpeak's share of unconsolidated joint venture government grant income	—	—	—	780	—	780
Operating expenses	—	—	—	(345,722)	—	(345,722)
Healthpeak's share of unconsolidated joint venture operating expenses	—	—	—	(27,660)	(127,026)	99,366
Adjustments to NOI(4)	—	—	—	93,263	13,832	79,431
Adjusted NOI	$—	$—	$—	85,753	44,550	41,203
Less: non-SS adjusted NOI				(85,753)	(44,550)	(41,203)
SS adjusted NOI				$—	$—	$—
Adjusted NOI % change			—%
Property count	—	—		17	15
Average Occupancy	—%	—%		82.2%	73.7%
Average capacity (units)(5)	—	—		8,322	7,270
Average annual rent per unit	$—	$—		$63,820	$64,329
_______________________________________
(1)All CCRC properties have been removed from the Same-Store population as they experienced a change in reporting structure, underwent an operator transition during the periods presented, or are classified as held for sale. As such, no Same-Store results are presented in the table above.
(2)Total Portfolio includes results of operations from disposed properties and properties that transferred segments through the disposition or transfer date.
(3)Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the consolidated statements of operations.
(4)Represents adjustments to NOI in accordance with the Company’s definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(5)Represents average capacity as reported by the respective tenants or operators for the nine-month period.
Total Portfolio Adjusted NOI increased primarily as a result of the following:
•the acquisition of the remaining 51% interest in 13 communities previously held in a joint venture during the first quarter of 2020; and
•the transfer of two CCRC properties that converted from senior housing triple-net to RIDEA structures during the fourth quarter of 2019.

Life Science

The following table summarizes results at and for the three months ended September 30, 2020 and 2019 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Three Months Ended September 30,			Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Rental and related revenues	$98,533	$93,119	$5,414	$148,702	$118,561	$30,141
Noncontrolling interests' share of consolidated joint venture total revenues	(49)	(41)	(8)	(66)	(52)	(14)
Operating expenses	(24,186)	(23,352)	(834)	(36,714)	(29,520)	(7,194)
Noncontrolling interests' share of consolidated joint venture operating expenses	14	14	—	18	16	2
Adjustments to NOI(2)	(3,864)	(2,976)	(888)	(8,330)	(7,062)	(1,268)
Adjusted NOI	$70,448	$66,764	$3,684	103,610	81,943	21,667
Less: non-SS adjusted NOI				(33,162)	(15,179)	(17,983)
SS adjusted NOI				$70,448	$66,764	$3,684
Adjusted NOI % change			5.5%
Property count(3)	99	99		136	131
Average occupancy	96.4%	97.1%		96.4%	97.2%
Average occupied square feet	6,348	6,394		8,844	7,690
Average annual total revenues per occupied square foot	$60	$56		$63	$58
Average annual base rent per occupied square foot(4)	$47	$44		$50	$45
_______________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments to NOI in accordance with the Company’s definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(3)From our 2019 presentation of Same-Store, we removed one life science facility that was placed in redevelopment and two life science facilities related to a significant tenant relocation.
(4)Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and deferred revenues).
Same-Store Adjusted NOI increased primarily as a result of the following:
•annual rent escalations;
•new leasing activity; and
•mark-to-market lease renewals.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:
•NOI from (i) increased occupancy in developments and redevelopments placed into service in 2019 and 2020 and (ii) acquisitions in 2019 and 2020; partially offset by
•decreased NOI from the placement of facilities into redevelopment in 2019 and 2020.

The following table summarizes results at and for the nine months ended September 30, 2020 and 2019 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Rental and related revenues	$258,450	$246,979	$11,471	$416,081	$320,630	$95,451
Noncontrolling interests' share of consolidated joint venture total revenues	(109)	(107)	(2)	(175)	(134)	(41)
Operating expenses	(60,845)	(58,896)	(1,949)	(101,120)	(76,992)	(24,128)
Noncontrolling interests' share of consolidated joint venture operating expenses	36	34	2	53	42	11
Adjustments to NOI(2)	(4,543)	(5,396)	853	(15,389)	(17,146)	1,757
Adjusted NOI	$192,989	$182,614	$10,375	299,450	226,400	73,050
Less: non-SS adjusted NOI				(106,461)	(43,786)	(62,675)
SS adjusted NOI				$192,989	$182,614	$10,375
Adjusted NOI % change			5.7%
Property count(3)	95	95		136	131
Average occupancy	96.2%	96.2%		95.8%	96.7%
Average occupied square feet	5,815	5,820		8,551	7,118
Average annual total revenues per occupied square foot	$58	$55		$62	$57
Average annual base rent per occupied square foot(4)	$46	$44		$50	$45
_______________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments to NOI in accordance with the Company’s definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(3)From our 2019 presentation of Same-Store, we removed one life science facility that was placed in redevelopment and two life science facilities related to a significant tenant relocation.
(4)Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and deferred revenues).
Same-Store Adjusted NOI increased primarily as a result of the following:
•annual rent escalations;
•new leasing activity; and
•mark-to-market lease renewals.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:
•NOI from (i) increased occupancy in developments and redevelopments placed into service in 2019 and 2020 and (ii) acquisitions in 2019 and 2020; partially offset by
•decreased NOI from the placement of facilities into redevelopment in 2019 and 2020.

Medical Office

The following table summarizes results at and for the three months ended September 30, 2020 and 2019 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Three Months Ended September 30,			Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Rental and related revenues	$132,991	$130,098	$2,893	$145,153	$143,639	$1,514
Healthpeak’s share of unconsolidated joint venture total revenues	677	678	(1)	699	701	(2)
Noncontrolling interests' share of consolidated joint venture total revenues	(8,674)	(8,504)	(170)	(8,788)	(8,605)	(183)
Operating expenses	(45,477)	(45,581)	104	(51,430)	(51,472)	42
Healthpeak's share of unconsolidated joint venture operating expenses	(296)	(279)	(17)	(296)	(279)	(17)
Noncontrolling interests' share of consolidated joint venture operating expenses	2,630	2,578	52	2,630	2,593	37
Adjustments to NOI(2)	(2,138)	(1,788)	(350)	(2,287)	(1,609)	(678)
Adjusted NOI	$79,713	$77,202	$2,511	85,681	84,968	713
Less: non-SS adjusted NOI				(5,968)	(7,766)	1,798
SS adjusted NOI				$79,713	$77,202	$2,511
Adjusted NOI % change			3.3%
Property count(3)	242	242		266	270
Average occupancy	91.9%	92.2%		91.0%	92.0%
Average occupied square feet	17,820	17,862		19,077	19,265
Average annual total revenues per occupied square foot	$30	$30		$30	$29
Average annual base rent per occupied square foot(4)	$26	$25		$25	$25
_______________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments to NOI in accordance with the Company’s definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(3)From our 2019 presentation of Same-Store, we removed six MOBs that were sold, five MOBs that were classified as held for sale, and three MOBs that were placed into redevelopment.
(4)Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and deferred revenues).
Same-Store Adjusted NOI increased primarily as a result of the following:
•mark-to-market lease renewals; and
•annual rent escalations.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned increases to Same-Store and the following Non-Same-Store impacts:
•NOI from our 2019 and 2020 acquisitions; and
•increased occupancy in former redevelopment and development properties that have been placed into service; partially offset by
•decreased NOI from MOB sales during 2019 and 2020.

The following table summarizes results at and for the nine months ended September 30, 2020 and 2019 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Rental and related revenues	$387,094	$382,022	$5,072	$431,935	$427,761	$4,174
Healthpeak’s share of unconsolidated joint venture total revenues	2,018	2,047	(29)	2,085	2,115	(30)
Noncontrolling interests' share of consolidated joint venture total revenues	(25,437)	(24,886)	(551)	(25,775)	(25,289)	(486)
Operating expenses	(131,599)	(131,596)	(3)	(151,467)	(150,635)	(832)
Healthpeak's share of unconsolidated joint venture operating expenses	(846)	(837)	(9)	(846)	(837)	(9)
Noncontrolling interests' share of consolidated joint venture operating expenses	7,737	7,457	280	7,737	7,513	224
Adjustments to NOI(2)	(4,589)	(5,090)	501	(4,695)	(4,569)	(126)
Adjusted NOI	$234,378	$229,117	$5,261	258,974	256,059	2,915
Less: non-SS adjusted NOI				(24,596)	(26,942)	2,346
SS adjusted NOI				$234,378	$229,117	$5,261
Adjusted NOI % change			2.3%
Property count(3)	240	240		266	270
Average occupancy	92.0%	92.2%		91.1%	91.8%
Average occupied square feet	17,701	17,715		19,146	19,299
Average annual total revenues per occupied square foot	$30	$29		$30	$29
Average annual base rent per occupied square foot(4)	$25	$25		$25	$25
_______________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments to NOI in accordance with the Company’s definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(3)From our 2019 presentation of Same-Store, we removed six MOBs that were sold, five MOBs that were classified as held for sale, and three MOBs that were placed into redevelopment.
(4)Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and deferred revenues).
Same-Store Adjusted NOI increased primarily as a result of the following:
•mark-to-market lease renewals; and
•annual rent escalations.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned increases to Same-Store and the following Non-Same-Store impacts:
•NOI from our 2019 and 2020 acquisitions; and
•increased occupancy in former redevelopment and development properties that have been placed into service; partially offset by
•decreased NOI from MOB sales during 2019 and 2020.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Interest income	$4,443	$2,741	$1,702	$12,361	$6,868	$5,493
Interest expense	56,235	61,230	(4,995)	172,161	167,499	4,662
Depreciation and amortization	173,630	171,944	1,686	541,394	469,191	72,203
General and administrative	21,661	22,970	(1,309)	67,730	71,445	(3,715)
Transaction costs	2,586	1,319	1,267	18,061	7,174	10,887
Impairments and loan loss reserves (recoveries), net	34,550	38,257	(3,707)	97,723	115,653	(17,930)
Gain (loss) on sales of real estate, net	149	(784)	933	247,881	18,708	229,173
Loss on debt extinguishments	(17,921)	(35,017)	17,096	(42,912)	(36,152)	(6,760)
Other income (expense), net	7,060	693	6,367	237,254	24,834	212,420
Income tax benefit (expense)	(24,174)	6,261	(30,435)	16,216	11,583	4,633
Equity income (loss) from unconsolidated joint ventures	(19,480)	(7,643)	(11,837)	(48,545)	(10,012)	(38,533)
Noncontrolling interests’ share in earnings	(3,836)	(3,555)	(281)	(10,839)	(10,692)	(147)
Interest income
Interest income increased for the three and nine months ended September 30, 2020 primarily as a result of new loans and additional funding of existing loans.
Interest expense
Interest expense decreased for the three months ended September 30, 2020 as a result of decreased short-term borrowings under the bank line of credit during 2020, partially offset by assumed debt in conjunction with real estate transactions.
Interest expense increased for the nine months ended September 30, 2020 as a result of (i) senior unsecured notes issued during 2020 and 2019, (ii) a term loan issued during 2019, and (iii) assumed debt in conjunction with real estate transactions. The increase in interest expense was partially offset by senior unsecured notes redemptions, repurchases, and repayments during 2019 and 2020 and decreased short-term borrowings under the bank line of credit during 2020.
Depreciation and amortization expense
Depreciation and amortization expense increased for the three and nine months ended September 30, 2020 primarily as a result of: (i) the acquisition of Brookdale’s interest in and consolidation of 13 CCRCs during the first quarter of 2020, (ii) assets acquired during 2019 and 2020, and (iii) development and redevelopment projects placed into service during 2019 and 2020. The increase was partially offset by: (i) dispositions of real estate throughout 2019 and 2020, (ii) assets that were fully depreciated in 2019 and 2020, and (iii) an increase in the number of assets classified as held for sale during 2020.
General and administrative expense
General and administrative expenses decreased for the three and nine months ended September 30, 2020 primarily as a result of decreased severance and related charges.
Transaction Costs
Transaction costs increased for the nine months ended September 30, 2020 primarily as a result of costs associated with the transition of 13 CCRCs from Brookdale to LCS in January 2020.
Impairments and loan loss reserves (recoveries), net
The impairment charges recognized in each period vary depending on facts and circumstances related to each asset and are impacted by negotiations with potential buyers, current operations of the assets, and other factors. Additionally, impairments and loan loss reserves (recoveries), net decreased for the three and nine months ended September 30, 2020 primarily as a result of fewer assets being impaired under the held-for-sale impairment model.

The decrease in impairment and loan loss reserves (recoveries) during the nine months ended September 30, 2020 is partially offset by an increase in credit losses (which are recorded in impairments and loan loss reserves (recoveries), net) under the current expected credit losses model (which we began using in conjunction with our adoption of ASU 2016-13 on January 1, 2020), primarily due to the current and anticipated economic impact of COVID-19.
Gain (loss) on sales of real estate, net
During the three months ended September 30, 2020, we sold four SHOP assets for $12 million, four MOBs for $14 million, one undeveloped MOB land parcel for $2 million, and one asset from the other non-reportable segment for $1 million, resulting in an immaterial aggregate gain on sales. During the nine months ended September 30, 2020, we sold 13 SHOP assets for $76 million, 18 senior housing triple-net assets for $385 million, 7 MOBs for $120 million, 1 undeveloped MOB land parcel for $2 million, and 1 asset from the other non-reportable segment for $1 million, resulting in total gain on sales of $248 million.
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
Loss on debt extinguishments
Refer to Note 9 to the Consolidated Financial Statements for information regarding senior unsecured note repurchases, repayments, and redemptions and the associated loss on debt extinguishments recognized.
Other income (expense), net
Other income (expense), net, increased for the three months ended September 30, 2020 primarily as a result of (i) government grant income received under the CARES Act during 2020 and (ii) lower casualty-related charges during the period.
Other income (expense), net, increased for the nine months ended September 30, 2020 primarily as a result of: (i) a gain upon change of control related to the acquisition of the outstanding equity interests in 13 CCRCs from Brookdale during the first quarter of 2020, (ii) a gain on sale related to the sale of a hospital underlying a DFL during the first quarter of 2020, and (iii) government grant income received under the CARES Act during 2020. The increase was partially offset by a gain upon change of control related to the acquisition of the outstanding equity interests in a senior housing joint venture and a casualty-related gain related to hurricanes in 2017, both of which were recognized during the nine months ended September 30, 2019.
Income tax benefit (expense)
Income tax expense increased for the three months ended September 30, 2020 primarily as result of the deferred tax asset valuation allowance and corresponding income tax expense recognized during the third quarter of 2020 (see Note 4 to the Consolidated Financial Statements).
Income tax benefit increased for the nine months ended September 30, 2020 primarily as a result of the tax benefits related to the purchase of Brookdale’s interest in 13 of the 15 communities in the CCRC JV, including the management termination fee expense paid to Brookdale in connection with transitioning management of 13 CCRCs to LCS, and the extension of the net operating loss carryback period provided by the CARES Act, partially offset by the deferred tax asset valuation allowance and corresponding income tax expense recognized during the third quarter of 2020.
Equity income (loss) from unconsolidated joint ventures
Equity income (loss) from unconsolidated joint ventures decreased for the three and nine months ended September 30, 2020 as a result of our share of net losses from an unconsolidated joint venture owning 19 SHOP assets that was formed in December 2019, partially offset by no longer recognizing the operating results of 13 CCRCs in equity income (loss) from unconsolidated joint ventures as we acquired Brookdale’s interest and now consolidate those facilities. Additionally, during the nine months ended September 30, 2020, the decrease is further offset by our share of a gain on sale of one asset in an unconsolidated joint venture during the first quarter of 2020.

Liquidity and Capital Resources
We anticipate that our cash flow from operations, available cash balances and cash from our various financing activities will be adequate for at least the next 12 months for purposes of: (i) funding recurring operating expenses; (ii) meeting debt service requirements; and (iii) satisfying our distributions to our stockholders and non-controlling interest members. During the nine months ended September 30, 2020, distributions to common shareholders and noncontrolling interest holders exceeded cash flows from operations by approximately $71 million. Distributions were made using a combination of cash flows from operations, funds available under our bank line of credit and commercial paper program, proceeds from the sale of properties, and other sources of cash available to us.
Our principal investing liquidity needs for the next 12 months are to:
•fund capital expenditures, including tenant improvements and leasing costs; and
•fund future acquisition, transactional and development activities.
We anticipate satisfying these future investing needs using one or more of the following:
•cash flow from operations;
•sale of, or exchange of ownership interests in, properties or other investments;
•borrowings under our bank line of credit facility and unsecured commercial paper program;
•issuance of additional debt, including unsecured notes, term loans and mortgage debt; and/or
•issuance of common or preferred stock or its equivalent.
Our ability to access the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our bank line of credit and term loan accrue interest at a rate per annum equal to LIBOR plus a margin that depends upon the credit ratings of our senior unsecured long term debt. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. As of October 30, 2020, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global and Fitch, and short-term credit ratings of P-2, A-2, and F2 from Moody’s, S&P Global, and Fitch, respectively.
A downgrade in credit ratings by Moody’s, S&P Global, and Fitch may have a negative impact on the interest rates and facility fees for our bank line of credit and term loan. While a downgrade in our credit ratings would adversely impact our cost of borrowing, we believe we continue to have access to the unsecured debt markets, and we could also seek to enter into one or more secured debt financings, issue additional securities, including under our 2020 ATM Program (as defined below), or dispose of certain assets to fund future operating costs, capital expenditures, or acquisitions, although no assurances can be made in this regard. Refer to “COVID-19 Update” above for a more comprehensive discussion of the potential impact of COVID-19 on our business.

Cash Flow Summary
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Net cash provided by (used in) operating activities	$539,724	$628,601	$(88,877)
Net cash provided by (used in) investing activities	(766,478)	(1,441,514)	675,036
Net cash provided by (used in) financing activities	341,788	828,248	(486,460)
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
Investing Cash Flows
The following are significant investing activities for the nine months ended September 30, 2020:
•made investments of $1.47 billion primarily related to the acquisition, development, and redevelopment of real estate and funding of a new and existing loans; and
•received net proceeds of $700 million primarily from sales of real estate assets.
The following are significant investing activities for the nine months ended September 30, 2019:
•made investments of $1.91 billion primarily related to the acquisition, development, and redevelopment of real estate and funding of a participating development loan; and
•received net proceeds of $465 million primarily from sales of real estate assets.
Financing Cash Flows
The following are significant financing activities for the nine months ended September 30, 2020:
•made net repayments of $105 million under our bank line of credit, commercial paper program, senior unsecured notes (including debt extinguishment costs) and mortgage debt;
•issued common stock of $1.07 billion; and
•paid cash dividends on common stock of $588 million.
The following are significant financing activities for the nine months ended September 30, 2019:
•made net borrowings of $845 million under our bank line of credit, term loan, senior unsecured notes (including debt extinguishment costs), and mortgage debt;
•issued common stock of $511 million; and
•paid cash dividends on common stock of $537 million.
Debt
In June 2020, we completed a public offering of $600 million in aggregate principal amount of our 2031 Notes.
In June 2020, using a portion of the net proceeds from the 2031 Notes offering, we repurchased $250 million aggregate principal amount of our 4.25% senior unsecured notes due in 2023.

In July 2020, using an additional portion of the net proceeds from the 2031 Notes offering, we redeemed all $300 million of our 3.15% senior unsecured notes due in 2022.
See Note 9 to the Consolidated Financial Statements for additional information about our outstanding debt.
Approximately 96% and 85% of our consolidated debt, inclusive of $41 million and $42 million of variable rate debt swapped to fixed through interest rate swaps, was fixed rate debt as of September 30, 2020 and 2019, respectively. At September 30, 2020, our fixed rate debt and variable rate debt had weighted average interest rates of 3.84% and 1.14%, respectively. At September 30, 2019, our fixed rate debt and variable rate debt had weighted average interest rates of 4.07% and 3.04%, respectively. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
Equity
At September 30, 2020, we had 538 million shares of common stock outstanding, equity totaled $7.41 billion, and our equity securities had a market value of $14.82 billion.
At September 30, 2020, non-managing members held an aggregate of five million units in seven limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At September 30, 2020, the outstanding DownREIT units were convertible into approximately seven million shares of our common stock.
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
During the three months ended September 30, 2020, no shares were settled under ATM forward contracts. At September 30, 2020, approximately $1.25 billion of our common stock remained available for sale under the 2020 ATM Program. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any of the remaining shares under our 2020 ATM Program.
See Note 11 to the Consolidated Financial Statements for additional information about our 2020 ATM Program, including equity sales during the three and nine months ended September 30, 2020.
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
Contractual Obligations and Off-Balance Sheet Arrangements
Our commitments related to development and redevelopment projects increased by $37 million, to $398 million at September 30, 2020, when compared to December 31, 2019, primarily as a result of increased commitments on existing projects and new projects started during the third quarter of 2020.
Our commitments related to debt have materially changed since December 31, 2019 as a result of paydowns on our commercial paper program, the issuance and repurchase of senior unsecured notes in June 2020, and the redemption of senior unsecured notes in July 2020. As of September 30, 2020, we had no balance outstanding under our bank line of credit or commercial paper program. See Note 9 to the Consolidated Financial Statements for additional information about our debt commitments.
There have been no other material changes, outside of the ordinary course of business, to these contractual obligations during the nine months ended September 30, 2020.

We own interests in certain unconsolidated joint ventures as described in Note 7 to the Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment in the joint ventures and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities (see Note 10 to the Consolidated Financial Statements). Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except for commitments included in our Annual Report on Form 10-K for the year ended December 31, 2019 in “Contractual Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NAREIT FFO, FFO as Adjusted, and AFFO (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) applicable to common shares	$(63,768)	$(46,249)	$265,018	$787
Real estate related depreciation and amortization	173,630	171,944	541,394	469,191
Healthpeak's share of real estate related depreciation and amortization from unconsolidated joint ventures	24,822	14,952	80,050	45,153
Noncontrolling interests' share of real estate related depreciation and amortization	(5,020)	(4,999)	(15,043)	(14,927)
Other real estate-related depreciation and amortization	319	1,357	2,447	4,798
Loss (gain) on sales of depreciable real estate, net	(149)	784	(247,881)	(18,708)
Healthpeak's share of loss (gain) on sales of real estate, net, from unconsolidated joint ventures	—	—	(9,248)	—
Noncontrolling interests' share of gain (loss) on sales of real estate, net	—	(2)	(3)	206
Loss (gain) upon change of control, net(1)	(3,259)	20	(173,222)	(11,481)
Taxes associated with real estate dispositions	551	—	(10,989)	—
Impairments (recoveries) of depreciable real estate, net(2)	37,477	43,784	85,996	111,033
NAREIT FFO applicable to common shares	164,603	181,591	518,519	586,052
Distributions on dilutive convertible units and other	—	1,675	5,380	4,954
Diluted NAREIT FFO applicable to common shares	$164,603	$183,266	$523,899	$591,006

Weighted average shares outstanding - diluted NAREIT FFO	538,645	499,450	533,963	489,609

Impact of adjustments to NAREIT FFO:
Transaction-related items(3)	$2,276	$1,335	$95,342	$13,659
Other impairments (recoveries) and other losses (gains), net(4)	(2,927)	—	(29,943)	10,147
Severance and related charges	—	1,334	—	5,063
Loss on debt extinguishments	17,921	35,017	42,912	36,152
Litigation costs (recoveries)	26	(150)	232	(549)
Casualty-related charges (recoveries), net	469	1,607	469	(4,636)
Foreign currency remeasurement losses (gains)	—	(162)	153	(350)
Valuation allowance on deferred tax assets(5)	31,161	—	31,161	—
Tax rate legislation impact(6)	—	—	(3,590)	—
Total adjustments	$48,926	$38,981	$136,736	$59,486

FFO as Adjusted applicable to common shares	$213,529	$220,572	$655,255	$645,538
Distributions on dilutive convertible units and other	1,852	1,588	5,244	4,809
Diluted FFO as Adjusted applicable to common shares	$215,381	$222,160	$660,499	$650,347

Weighted average shares outstanding - diluted FFO as Adjusted	544,146	499,450	533,963	489,609

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
FFO as Adjusted applicable to common shares	$213,529	$220,572	$655,255	$645,538
Amortization of deferred compensation	4,420	3,715	13,392	11,613
Amortization of deferred financing costs	2,554	2,735	7,670	8,174
Straight-line rents	(9,542)	(10,252)	(24,086)	(22,192)
AFFO capital expenditures	(20,756)	(24,107)	(61,329)	(62,840)
Lease restructure payments	347	289	966	870
CCRC entrance fees(7)	—	5,731	—	14,071
Deferred income taxes	(7,300)	(6,434)	(9,200)	(14,063)
Other AFFO adjustments(8)	539	(2,002)	675	(4,387)
AFFO applicable to common shares	183,791	190,247	583,343	576,784
Distributions on dilutive convertible units and other	—	1,675	5,380	4,953
Diluted AFFO applicable to common shares	$183,791	$191,922	$588,723	$581,737

Weighted average shares outstanding - diluted AFFO	538,645	499,450	533,963	489,609

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Diluted earnings per common share	$(0.12)	$(0.09)	$0.50	$0.00
Depreciation and amortization	0.37	0.37	1.14	1.03
Loss (gain) on sales of depreciable real estate, net	—	—	(0.48)	(0.03)
Loss (gain) upon change of control, net(1)	(0.01)	—	(0.32)	(0.02)
Taxes associated with real estate dispositions	—	—	(0.02)	—
Impairments (recoveries) of depreciable real estate, net(2)	0.07	0.09	0.16	0.23
Diluted NAREIT FFO per common share	$0.31	$0.37	$0.98	$1.21
Transaction-related items(3)	0.01	—	0.18	0.03
Other impairments (recoveries) and other losses (gains), net(4)	(0.01)	—	(0.06)	0.02
Severance and related charges	—	—	—	0.01
Loss on debt extinguishments	0.03	0.07	0.09	0.07
Casualty-related charges (recoveries), net	—	—	—	(0.01)
Valuation allowance on deferred tax assets(5)	0.06	—	0.06	—
Tax rate legislation impact(6)	—	—	(0.01)	—
Diluted FFO as Adjusted per common share	$0.40	$0.44	$1.24	$1.33
_______________________________________
(1)For the nine months ended September 30, 2020, relates to the gain on consolidation of 13 continuing care retirement communities ("CCRCs") in which we acquired Brookdale's interest and began consolidating during the first quarter of 2020. For the nine months ended September 30, 2019, represents the gain related to the acquisition of the outstanding equity interests in a previously unconsolidated senior housing joint venture. Gains upon change of control are included in other income (expense), net in the consolidated statements of operations.
(2)For the three and nine months ended September 30, 2019, includes a $6 million impairment charge related to depreciable real estate held by the CCRC JV, which is recognized in equity income (loss) from unconsolidated joint ventures in the consolidated statement of operations.
(3)For the nine months ended September 30, 2020, includes the termination fee and transition fee expenses related to terminating the management agreements with Brookdale for 13 CCRCs and transitioning those communities to LCS, partially offset by the tax benefit recognized related to those expenses. The expense related to terminating the CCRC management agreements with Brookdale is included in operating expenses in the consolidated statement of operations for the nine months ended September 30, 2020.
(4)For the three and nine months ended September 30, 2020, includes reserves for loan losses under the current expected credit losses accounting standard in accordance with Accounting Standards Codification 326, Financial Instruments – Credit Losses ("ASC 326"). The nine months ended September 30, 2020 also includes a gain on sale of a hospital that was in a direct financing lease ("DFL"), and the impairment of an undeveloped MOB land parcel, which was sold during the third quarter. For the nine months ended September 30, 2019, represents the impairment of 13 senior housing triple-net facilities under DFLs recognized as a result of entering into sales agreements.
(5)For the three and nine months ended September 30, 2020, represents the valuation allowance and corresponding income tax expense related to deferred tax assets that are no longer expected to be realized as a result of our plan to dispose of a significant portion of our SHOP portfolio. We determined we were unlikely to hold the assets long enough to realize the future value of certain deferred tax assets generated by the net operating losses of its taxable REIT subsidiaries.
(6)For the nine months ended September 30, 2020, represents the tax benefit from the CARES Act, which extended the net operating loss carryback period to five years.
(7)In connection with the acquisition of the remaining 51% interest in the CCRC JV in January 2020, we consolidated the 13 communities in the CCRC JV and recorded the assets and liabilities at their acquisition date relative fair values, including the CCRC contract liabilities associated with previously collected non-refundable entrance fees. In conjunction with increasing those CCRC contract liabilities to their fair value, we concluded that we will no longer adjust for the timing difference between non-refundable entrance fees collected and amortized as we believe the amortization of these fees is a meaningful representation of how we satisfy the performance obligations of the fees. As such, upon consolidation of the CCRC assets, we no longer exclude the difference between CCRC entrance fees collected and amortized from the calculation of AFFO. For comparative periods presented, the adjustment continues to represent our 49% share of non-refundable entrance fees collected by the CCRC JV, net of reserves and net of CCRC JV entrance fee amortization.
(8)Primarily includes our share of AFFO capital expenditures from unconsolidated joint ventures, partially offset by noncontrolling interests' share of AFFO capital expenditures from consolidated joint ventures.
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
Interest Rate Risk.  At September 30, 2020, our exposure to interest rate risk is primarily on our variable rate debt. At September 30, 2020, $41 million of our variable-rate debt was hedged by interest rate swap transactions. The interest rate swaps are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable-rate debt to fixed interest rates.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. A one percentage point increase or decrease in interest rates would change the fair value of our fixed rate debt by approximately $393 million and $433 million, respectively, and would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point change in our interest rate related to the variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance at September 30, 2020, our annual interest expense and interest income would increase by approximately $3 million and $1 million, respectively.
Market Risk.  We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength, and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At September 30, 2020, both the fair value and carrying value of marketable debt securities was $20 million.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
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
Item 1A.  Risk Factors
We have described in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, the primary risks that could materially affect our business, financial condition, or future results. The risk factors described in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 updated the risk factors we previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There were no material changes to our risk factors during the quarter ended September 30, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)
None.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf during the three months ended September 30, 2020.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
July 1-31, 2020	—	$—	—	—
August 1-31, 2020	8,855	27.61	—	—
September 1-30, 2020	1,072	28.43	—	—
Total	9,927	$27.70	—	—
_______________________________________
(1)Represents shares of our common stock withheld under our equity incentive plans to offset tax withholding obligations that occur upon vesting of restricted shares. The value of the shares withheld is based on the closing price of our common stock on the last trading day prior to the date the relevant transaction occurred.

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

Date: November 3, 2020	Healthpeak Properties, Inc.

(Registrant)

/s/ THOMAS M. HERZOG
Thomas M. Herzog
Chief Executive Officer
(Principal Executive Officer)

/s/ PETER A. SCOTT
Peter A. Scott
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)