Form 10-K
period 2020-12-31
HEALTHPEAK PROPERTIES, INC.
filed 2021-02-10
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $12.5 billion.
As of February 8, 2021, there were 538,686,262 shares of the registrant's $1.00 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

Healthpeak Properties, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2020

All references in this report to “Healthpeak,” the “Company,” “we,” “us” or “our” mean Healthpeak Properties, Inc., together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “Healthpeak Properties, Inc.” mean the parent company without its subsidiaries.
Cautionary Language Regarding Forward-Looking Statements
Statements in this Annual Report on Form 10-K that are not historical factual statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “target,” “forecast,” “plan,” “potential,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. Forward-looking statements reflect our current expectations and views about future events and are subject to risks and uncertainties that could cause actual results, including our future financial condition and results of operations, to differ materially from those expressed or implied by any forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and uncertainties that may affect our business and future financial performance, including those made below under “Summary Risk Factors” and in “Item 1A, Risk Factors” in this report.
Forward-looking statements are based on certain assumptions and analysis made in light of our experience and perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate under the circumstances. While forward-looking statements reflect our good faith belief and assumptions we believe to be reasonable based upon current information, we can give no assurance that our expectations or forecasts will be attained. Further, we cannot guarantee the accuracy of any such forward-looking statement contained in this Annual Report. Except as required by law, we do not undertake, and hereby disclaim, any obligation to update any forward-looking statements, which speak only as of the date on which they are made.
Risk Factors Summary
Investors should consider the risks and uncertainties described below that may affect our business and future financial performance. These and other risks and uncertainties are more fully described in “Item 1A, Risk Factors” in this report. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected.
As more fully set forth under “Item 1A, Risk Factors” in this report, principal risks and uncertainties that may affect our business, financial condition or results of operations include:
•the COVID-19 pandemic and health and safety measures intended to reduce its spread;
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
•increased competition, operating costs and market changes affecting our tenants, operators and borrowers;
•the financial condition of our tenants, operators and borrowers, including potential bankruptcies and downturns in their businesses, and their legal and regulatory proceedings;
•our concentration of investments in the healthcare property sector, which makes us vulnerable to a downturn in a specific sector than if we invested in multiple industries;
•our ability to identify replacement tenants and operators and the potential renovation costs and regulatory approvals associated therewith;
•our property development and redevelopment activity risks, including costs above original estimates, project delays and lower occupancy rates and rents than expected;
•changes within the life science industry;
•high levels of regulation, funding requirements, expense and uncertainty faced by our life science tenants;
•the ability of the hospitals on whose campuses our MOBs are located and their affiliated healthcare systems to remain competitive or financially viable;

•our ability to maintain our or expand our hospital and health system client relationships;
•economic and other conditions that negatively affect geographic areas from which we recognize a greater percentage of our revenue;
•uninsured or underinsured losses, which could result in significant losses and/or performance declines by us or our tenants and operators;
•our investments in joint ventures and unconsolidated entities, including our lack of sole decision making authority and our reliance on our partners’ financial condition and continued cooperation;
•our use of contingent rent provisions and/or rent escalators based on the Consumer Price Index;
•competition for suitable healthcare properties to grow our investment portfolio;
•our ability to make material acquisitions and successfully integrate them;
•the potential impact on us and our tenants, operators and borrowers from litigation matters, including rising liability and insurance costs;
•our ability to foreclose on collateral securing our real estate-related loans;
•laws or regulations prohibiting eviction of our tenants;
•the failure of our tenants and operators to comply with federal, state and local laws and regulations, including resident health and safety requirement, as well as licensure, certification and inspection requirements;
•required regulatory approvals to transfer our healthcare properties;
•compliance with the Americans with Disabilities Act and fire, safety and other health regulations;
•the requirements of, or changes to, governmental reimbursement programs such as Medicare or Medicaid;
•legislation to address federal government operations and administration decisions affecting the Centers for Medicare and Medicaid Services;
•our participation in the CARES Act Provider Relief Program and other COVID-19 related stimulus and relief programs;
•volatility or uncertainty in the capital markets, the availability and cost of capital as impacted by interest rates, changes in our credit ratings, and the value of our common stock, and other conditions that may adversely impact our ability to fund our obligations or consummate transactions, or reduce the earnings from potential transactions;
•cash available for distribution to stockholders and our ability to make dividend distributions at expected levels;
•our ability to manage our indebtedness level and covenants in and changes to the terms of such indebtedness;
•changes in global, national and local economic and other conditions;
•provisions of Maryland law and our charter that could prevent a transaction that may otherwise be in the interest of our stockholders;
•environmental compliance costs and liabilities associated with our real-estate investments;
•our ability to maintain our qualification as a real estate investment trust (“REIT”);
•changes to U.S. federal income tax laws, and potential deferred and contingent tax liabilities from corporate acquisitions;
•calculating non-REIT tax earnings and profits;
•ownership limits in our charter that restrict ownership in our stock;
•our reliance on information technology systems and the potential impact of system failures, disruptions or breaches;
•unfavorable litigation resolution or disputes; and
•the loss or limited availability of our key personnel.
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

PART I
ITEM 1.    Business
General Overview

Healthpeak Properties, Inc. is a Standard & Poor’s (“S&P”) 500 company that acquires, develops, owns, leases, and manages healthcare real estate across the United States (“U.S.”). Our company was originally founded in 1985. We are a Maryland corporation and qualify as a self-administered REIT. In November 2020, we moved our corporate headquarters from Irvine, CA to Denver, CO. With properties in nearly every state, the new headquarters provides a favorable mix of affordability and a centralized geographic location. Our Irvine, CA and Franklin, TN offices will continue to operate.
During 2020, we began the process of disposing of our senior housing triple-net portfolio and senior housing operating portfolio (“SHOP”). We have successfully disposed of a significant portion of both portfolios and will continue that process during 2021. Refer to a discussion of recent and upcoming dispositions in “Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—2020 Transaction Overview” for the current status of transactions. As of December 31, 2020, we concluded the planned dispositions represented a strategic shift and therefore, the assets are classified as discontinued operations in all periods presented herein and prior periods have been recast to conform to the current period presentation. See Note 5 to the Consolidated Financial Statements for further information regarding discontinued operations.
In conjunction with the planned disposal of our senior housing triple-net and SHOP portfolios, we focused our strategy on investing in a diversified portfolio of high-quality healthcare properties across our three core asset classes of life science, medical office, and continuing care retirement community (“CCRC”) real estate. Under the life science and medical office segments, we invest through the acquisition, development and management of life science buildings, medical office buildings (“MOBs”), and hospitals. Under the CCRC segment, our properties are operated through RIDEA structures (see below for a description of RIDEA structures). We have other non-reportable segments that are comprised primarily of interests in an unconsolidated senior housing joint venture and debt investments.
At December 31, 2020, our portfolio of investments, including properties in our unconsolidated joint ventures and excluding investments classified as discontinued operations, consisted of interests in 457 properties. The following table summarizes information for our reportable segments, excluding discontinued operations, for the year ended December 31, 2020 (dollars in thousands):

Segment	Total Portfolio Adjusted NOI(1)(2)	Percentage of Total Portfolio Adjusted NOI(1)	Number of Properties
Life science	$411,302	44%	140
Medical office	390,174	42%	281
CCRC	113,423	12%	17
Other non-reportable	21,170	2%	19
Totals	$936,069	100%	457
_______________________________________
(1) Total Portfolio metrics include results of operations from disposed properties through the disposition date. See “Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-GAAP Financial Measures” for additional information regarding Adjusted NOI and see Note 16 to the Consolidated Financial Statements for a reconciliation of Adjusted NOI by segment to net income (loss).
(2) For the year ended December 31, 2020, Adjusted NOI for our senior housing triple-net and SHOP portfolios was $99 million and $105 million, respectively. Operating results for these portfolios are reported as discontinued operations for all periods presented herein.
For a description of our significant activities during 2020, see “Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—2020 Transaction Overview” in this report.
Business Strategy

We invest in and manage our real estate portfolio for the long-term to maximize benefit to our stockholders and support the growth of our dividends. Our strategy consists of four core elements:
(i)Our real estate: Our portfolio is grounded in high-quality properties in desirable locations. We focus on three purposely selected private pay asset classes, life science, medical office, and continuing care retirement community, to provide stability through inevitable market cycles.

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
We expect to continue our internal growth as a result of our ability to:
•Build and maintain long-term leasing and management relationships with quality tenants and operators. In choosing locations for our properties, we focus on the physical environment, adjacency to established businesses (e.g., hospital systems) and educational centers, proximity to sources of business growth, and other local demographic factors.
•Replace tenants and operators at the best available market terms and lowest possible transaction costs. We believe we are well-positioned to attract new tenants and operators and achieve attractive rental rates and operating cash flow as a result of the location, design, and maintenance of our properties, together with our reputation for high-quality building services and responsiveness to tenants, and our ability to offer space alternatives within our portfolio.
•Extend and modify terms of existing leases prior to expiration. We structure lease extensions, early renewals, or modifications, which reduce the cost associated with lease downtime or the re-investment risk resulting from the exercise of tenants’ purchase options, while securing the tenancy and relationship of our high quality tenants and operators on a long-term basis.
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

We believe we are well-positioned to achieve external growth through acquisitions, financing, and development. Other factors that contribute to our competitive position include:
•our reputation gained through over 30 years of successful operations and the strength of our existing portfolio of properties;
•our relationships with leading healthcare operators and systems, investment banks and other market intermediaries, corporations, private equity firms, not-for-profit organizations, and public institutions seeking to monetize existing assets or develop new facilities;
•our relationships with institutional buyers and sellers of high-quality healthcare real estate;
•our track record and reputation for executing acquisitions responsively and efficiently, which provides confidence to domestic and foreign institutions and private investors who seek to sell healthcare real estate in our market areas;
•our relationships with nationally recognized financial institutions that provide capital to the healthcare and real estate industries; and
•our control of sites (including assets under contract with radius restrictions).
Financing Strategies
Our REIT qualification requires us to distribute at least 90% of our REIT taxable income (excluding net capital gains); therefore, we do not retain a significant amount of earnings. As a result, we regularly access the public equity and debt markets to raise the funds necessary to finance acquisitions and debt investments, develop and redevelop properties, and refinance maturing debt.
We may finance acquisitions and other investments primarily through the following vehicles:
•cash flow from operations;
•sale or exchange of ownership interests in properties or other investments;
•borrowings under our credit facility or commercial paper program;
•issuance of additional debt, including unsecured notes, term loans, and mortgage debt; and/or
•issuance of common stock or preferred stock or its equivalent.
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
Segments

Life science
Our life science properties, which contain laboratory and office space, are leased primarily to biotechnology, medical device and pharmaceutical companies, scientific research institutions, government agencies, and other organizations involved in the life science industry. While these properties have characteristics similar to commercial office buildings, they generally contain more advanced electrical, mechanical, heating, ventilating, and air conditioning systems. The facilities generally have specialty equipment including emergency generators, fume hoods, lab bench tops, and related amenities. In many instances, life science tenants make significant investments to improve their leased space, in addition to landlord improvements, to accommodate biology, chemistry, or medical device research initiatives.
Life science properties are primarily configured in business park or campus settings and include multiple buildings. The business park and campus settings allow us the opportunity to provide flexible, contiguous/adjacent expansion to accommodate the growth of existing tenants. Our properties are located in well-established geographical markets known for scientific research and drug discovery, including San Francisco (51%) and San Diego (24%), California, and Boston, Massachusetts (21%) (based on available square feet). At December 31, 2020, 91% of our life science properties were triple-net leased (based on leased square feet).

The following table provides information about our life science tenant concentration for the year ended December 31, 2020:

Tenants	Percentage of Segment Revenues	Percentage of Total Revenues
Amgen, Inc.	10%	3%
Medical office
Our Medical Office segment includes Medical office buildings (“MOBs”) and hospitals. MOBs typically contain physicians’ offices and examination rooms, and may also include pharmacies, hospital ancillary service space, and outpatient services such as diagnostic centers, rehabilitation clinics, and day-surgery operating rooms. While these facilities are similar to commercial office buildings, they require additional plumbing, electrical, and mechanical systems to accommodate multiple exam rooms that may require sinks in every room and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain vaults or other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices), with approximately 84% of our MOBs located on hospital campuses and 97% affiliated with hospital systems (based on available square feet). Occasionally, we invest in MOBs located on hospital campuses subject to ground leases. At December 31, 2020, approximately 61% of our MOBs were net leased (based on leased square feet) with the remaining leased under gross or modified gross leases.
The following table provides information about our medical office tenant concentration for the year ended December 31, 2020:

Tenant	Percentage of Segment Revenues	Percentage of Total Revenues
HCA Healthcare, Inc. (HCA)	22%	8%
Our medical office segment also includes interests in 10 hospitals. Services provided by our tenants and operators in hospitals are paid for by private sources, third-party payors (e.g., insurance and HMOs) or through Medicare and Medicaid programs. Our hospital property types include acute care, long-term acute care, and specialty and rehabilitation hospitals. All of our hospitals are triple-net leased.
Continuing care retirement community, or CCRC
CCRCs are retirement communities that include independent living, assisted living, and skilled nursing units to provide a continuum of care in an integrated campus. Our CCRCs are owned through RIDEA structures, which is permitted by the Housing and Economic Recovery Act of 2008, and includes most of the provisions previously proposed in the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”). The services provided by our third-party manager-operators under a RIDEA structure at our properties are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicare and Medicaid.
A RIDEA structure allows us, through a taxable REIT subsidiary (“TRS”), to receive cash flow from the operations of a healthcare facility in compliance with REIT tax requirements. The criteria for operating a healthcare facility through a RIDEA structure require us to lease the facility to an affiliate TRS under a triple-net lease, and for such affiliate TRS to engage an independent qualifying management company (also known as an eligible independent contractor or third-party operator) to manage and operate the day-to-day business of the facility in exchange for a management fee. As a result, under a RIDEA structure, we are required to rely on a third-party operator to hire and train all facility employees, enter into third-party contracts for the benefit of the facility, including resident/patient agreements, comply with laws, including but not limited to healthcare laws, and provide resident care. We are substantially limited in our ability to control or influence day-to-day operations under a RIDEA structure, and thus rely on the third-party operator to manage and operate the business.
Through our TRS entities, we bear all operational risks and liabilities associated with the operation of these properties, with limited exceptions, such as a third-party operator’s gross negligence or willful misconduct. These operational risks and liabilities include those relating to any employment matters of our operator, compliance with healthcare and other laws and liabilities relating to personal injury-tort matters, resident-patient quality of care claims, and any governmental reimbursement matters, even though we have limited ability to control or influence our third-party operators’ management of these risks.
The management agreements we have in RIDEA structures related to CCRCs have terms ranging from 10 to 15 years, with mutual renewal options. There are base management fees and incentive management fees payable to our third-party operators if operating results of the RIDEA properties exceed pre-established thresholds. Conversely, there are also provisions in the management agreements that reduce management fees payable to our third-party operators if operating results do not meet certain pre-established thresholds.

CCRCs are different from other housing and care options for seniors because they typically provide written agreements or long-term contracts between residents and the communities (frequently lasting the term of the resident’s lifetime), which offer a continuum of housing, services and healthcare on one campus or site. CCRCs are appealing as they allow residents to “age in place” and typically require the individual to be independent and in relatively good health upon entry.
As third-party operators manage our RIDEA properties in exchange for the receipt of a management fee, we are not directly exposed to the credit risk of these operators in the same manner or to the same extent as a triple-net tenant.
Other non-reportable segment
At December 31, 2020, we had the following investments in our other non-reportable segments: (i) an interest in an unconsolidated joint venture that owns 19 senior housing assets, (ii) debt investments, and (iii) two preferred equity investments.
The properties in our unconsolidated senior housing joint venture are owned through RIDEA structures and include independent living facilities and assisted living facilities, which cater to different segments of the elderly population based upon their personal needs. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments.
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

Fraud and Abuse Enforcement
There are various extremely complex U.S. federal and state laws and regulations governing healthcare providers’ relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include: (i) U.S. federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid, or other U.S. federal or state healthcare programs; (ii) U.S. federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit or restrict the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services; (iii) U.S. federal and state physician self-referral laws (commonly referred to as the “Stark Law”), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship; and (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services. Violations of U.S. healthcare fraud and abuse laws carry civil, criminal, and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement, and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. These laws are enforced by a variety of federal, state, and local agencies and in the U.S. can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Many of our tenants and operators are subject to these laws, and may become the subject of governmental enforcement actions or whistleblower actions if they fail to comply with applicable laws. Additionally, the licensed operators of our U.S. long-term care facilities that participate in government reimbursement programs are required to have compliance and ethics programs that meet the requirements of federal laws and regulations relating to the Social Security Act. Consistent with RIDEA, such responsibilities are delegated to our operating partners and we have developed a program to periodically monitor compliance with such obligations.
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
Senior Housing Entrance Fee Communities
Certain of our senior housing facilities, primarily our CCRCs, are operated as entrance fee communities. Generally, an entrance fee is an upfront fee or consideration paid by a resident, a portion of which may be refundable, in exchange for some form of long-term benefit, typically consisting of a right to receive certain personal or health care services. Some of the entrance fee communities are subject to significant state regulatory oversight, including, for example, oversight of each facility’s financial condition, establishment and monitoring of reserve requirements and other financial restrictions, the right of residents to cancel their contracts within a specified period of time, the right of residents to receive a refund of their entrance fees, lien rights in favor of the residents, restrictions on change of ownership, and similar matters.
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
We maintain property insurance for all of our properties. Tenants under triple-net leases are required to provide primary property, business interruption, and liability insurance. We maintain separate general and professional liability insurance for our SHOP and CCRC facilities. Additionally, our corporate general liability insurance program also extends coverage for all of our properties beyond the aforementioned. We periodically review whether we or our RIDEA operators will bear responsibility for maintaining the required insurance coverage for the applicable SHOP and CCRC properties, but the costs of such insurance are facility expenses paid from the revenues of those properties, regardless of who maintains the insurance.
We also maintain directors and officers liability insurance which provides protection for claims against our directors and officers arising from their responsibilities as directors and officers. Such insurance also extends to us in certain situations.
Sustainability

We believe that environmental, social and governance (“ESG”) initiatives are a vital part of corporate responsibility, which supports our primary goal of increasing stockholder value through profitable growth. We continue to advance our commitment to sustainability, with a focus on achieving goals in each of the ESG dimensions.
Our environmental management programs strive to capture cost efficiencies that ultimately benefit our investors, tenants, operators, employees, and other stakeholders, while providing a positive impact on the communities in which we operate. We regularly assess the risks and financial impacts to our business posed by climate change, including potential business disruption and regulatory requirements. Our Compensation and Human Capital Committee of the Board oversees all human capital matters, including culture, diversity, inclusion, talent acquisition and development, compensation and succession planning, discussed below under “—Human Capital Matters.” In addition, our social responsibility committee leads our local philanthropic and volunteer activities. Our transparent corporate governance initiatives incorporate sustainability as a critical component in achieving our business objectives and properly managing risks.
Our numerous ESG recognitions in 2020 include:
•Received Nareit’s Leader in the Light award for the ninth time, recognizing our top ESG performance among REITs
•Nominated for Best Proxy Statement (large cap companies) by IR Magazine and Corporate Secretary in recognition of our leading proxy disclosure practices
•Received a Green Star rating from the Global Real Estate Sustainability Benchmark (GRESB) for the ninth consecutive year
•Named a constituent in the FTSE4Good Index for the ninth consecutive year
•Named to CDP’s Leadership band for our climate disclosure for the eighth consecutive year
•Listed in S&P Global’s North America Dow Jones Sustainability Index for the eighth consecutive year, recognizing top ESG performance in our sector
•Named to the Sustainability Yearbook for the sixth consecutive year
•Named to the Bloomberg Gender-Equality Index for the second consecutive year
•Named to Corporate Responsibility Magazine’s 100 Best Corporate Citizens list for the second consecutive year
•Named to Newsweek’s America’s Most Responsible Companies list for the second consecutive year
•Received a rating of “Prime” by ISS ESG Corporate Rating for our excellence in ESG performance and disclosure within our industry
For additional information regarding our ESG initiatives and our approach to climate change, please visit our website at www.healthpeak.com/ESG.

Human Capital Matters

Our employees represent our greatest asset, and as of December 31, 2020, we had 217 full-time employees. Our Board of Directors, through its Compensation and Human Capital Committee, retains direct oversight of all human capital management, including corporate culture, diversity, inclusion, talent acquisition, retention, employee satisfaction, engagement, and succession planning. We report on human capital matters at each regularly scheduled Board of Directors meeting and periodically throughout the year. The most significant human capital measures or objectives that we focus on in managing our business and our related human capital initiatives include the following:
•Workforce Diversity: We believe we are a stronger organization when our workforce represents a diversity of ideas and experiences. We value and embrace diversity in our employee recruiting, hiring, and development practices. Our workforce was made up of 47% female employees and 38% racially or ethnically diverse employees as of December 31, 2020. In 2020, we launched our We Stand Together initiative, which is focused on enhancing racial diversity through education, awareness, and outreach throughout our company and communities.
•Inclusion and Belonging: We promote a work environment that emphasizes respect, fairness, inclusion, and dignity. We are committed to providing equal opportunity and fair treatment to all individuals based on merit, without discrimination, based on race, color, religion, national origin, citizenship, marital status, gender (including pregnancy), gender identity, gender expression, sexual orientation, age, disability, veteran status, or other characteristics protected by law. We do not tolerate discrimination or harassment.
•Engagement: High employee engagement and satisfaction are both critical to attracting and retaining top talent, and benefit our business in many ways. We conduct an annual employee engagement survey through an independent third party, measuring our progress on important employee issues and identifying opportunities for growth and improvement. Employee satisfaction increased for the fifth consecutive year in 2020. We also conducted 17 company-wide employee town halls in 2020 to provide employees with real-time updates on the business in light of the COVID-19 pandemic.
•Training and Development: We conduct annual employee training on our Code of Business Conduct and Ethics, as well as bi-annual training on unconscious bias and harassment prevention. We also provide training and development to all employees, focusing on career development, professional development, and REIT essentials.
•Compensation and Benefits: We aim to ensure merit-based, equitable compensation practices to attract, retain, and recognize talent. We provide competitive compensation and benefit packages to our employees.
•Health, Safety, and Wellness: The health, safety, and wellness of our employees are vital to our success. We are committed to protecting the well-being and safety of employees through special training and other measures. In 2020, in light of the COVID-19 pandemic, we shifted to a remote work environment ahead of mandatory stay-at-home orders and provided employees with resources, including virtual tools and ergonomic equipment, to maximize work-from-home efficiency.
•Community Partnership: Our Social Responsibility Committee is responsible for oversight of our charitable and volunteer activities. We partner with organizations that share our desire to support research, education, and other activities related to healthcare, senior communities, and disaster relief.
For additional information on human capital matters, please see our most recent proxy statement or ESG report, each of which is available on our website at www.healthpeak.com.
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
As set forth below, we believe that the risks we face generally fall into the following categories:
•risks related to our business and operations;
•risks related to the regulatory environment;
•risks related to our capital structure and market conditions;
•risks related to other events;
•risks related to tax, including REIT-related risks; and
•general risks.
Risks Related to Our Business and Operations

The COVID-19 pandemic and health and safety measures intended to reduce its spread have adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.
Global health concerns and efforts to reduce the spread of COVID-19 resulted in travel bans, quarantines, “shelter-in-place” and similar orders restricting the activities of individuals outside of their homes, as well as business limitations and shutdowns of businesses deemed “non-essential.” Although some of these restrictions have been lifted or scaled back, ongoing resurgences of COVID-19 infections, including new strains, have resulted in the re-imposition of certain restrictions and may lead to other restrictions being re-implemented to reduce the spread of COVID-19. In many cases, these measures have limited and continue to limit the ability of our tenants, operators and borrowers to conduct their normal businesses operations and comply with their rent and other financial obligations to us and, because these restrictions may remain in place for a significant amount of time, we expect they will continue to place a substantial strain on the business operations of many of our tenants, operators and borrowers.
Senior housing facilities have been disproportionately impacted by COVID and COVID-related fatalities. Within our SHOP and CCRC properties, average occupancy declined from 83.2% and 85.6%, respectively, for the year ended December 31, 2019, to 75.3% and 81.4%, respectively, for the year ended December 31, 2020 and we expect occupancy rates will continue to decline for at least the duration of the COVID-19 pandemic due to a reduction in, or in some cases prohibitions on, new tenant move-ins due to “shelter-in-place” and local health department orders, stricter move-in criteria, lower inquiry volumes, and reduced in-person tours, as well as incidences of COVID-19 outbreaks at our facilities or the perception that outbreaks may occur. Outbreaks, which directly affect our residents and the employees at our senior housing facilities, have and could continue to materially and adversely disrupt operations. These outbreaks could cause significant reputational harm to us and our operators and could adversely affect demand for senior housing for an extended period. Our senior housing property operators are also facing material cost increases as a result of higher staffing hours and compensation, as well as increased usage and inventory of critical medical supplies and personal protective equipment. At our SHOP and CCRC facilities, we bear these material cost increases. The pandemic has also delayed the deployment of capital improvements and expenditures, which could adversely impact operations at our senior housing facilities.
We temporarily suspended development and redevelopment projects in the greater San Francisco and Boston areas as a result of the “shelter-in-place” orders and local, state and federal directives. Our operators also temporarily suspended development and redevelopment across our senior housing portfolio for the same reasons around the end of the first quarter of 2020, except for certain life safety and essential projects. Although these development and redevelopment projects restarted with infection control protocols in place, future local, state or federal orders could cause us to re-suspend the work. Furthermore, construction workers are following applicable guidelines, including appropriate social distancing, limitations on large group gatherings in close proximity, and increased sanitation efforts, which has slowed the pace of construction. These protective actions do not, however, eliminate the risk that outbreaks caused or spread by such activities may occur and impact our tenants, operators and residents. In addition, our planned dispositions may not occur within the expected time or at all because of buyer terminations or withdrawals related to the pandemic, capital constraints or other factors relating to the pandemic.

Within our medical office portfolio, many physician practices temporarily discontinued outpatient procedures and nonessential surgeries in 2020 due to health and safety measures, which negatively impacted their cash flows. During the second quarter of 2020, we implemented a deferred rent program primarily for May and June 2020 that was limited to certain non-health system and non-hospital tenants in good standing, which resulted in reduced cash flow in the periods in which such deferrals were granted, but increased our cash flow in the period in which such deferrals were repaid. We may also implement deferred rent programs for future periods. In 2020, we experienced a slowdown in new leasing during the government-mandated shutdown. We expect that overall leasing activity will be negatively impacted through the duration of the COVID-19 pandemic.
Within our life science portfolio, we may experience a decline in new leasing activity due to the COVID-19 pandemic. In addition, as a result of governmental restrictions on business activities, particularly in the greater San Francisco and Boston areas, we temporarily suspended development, redevelopment and tenant improvement projects at many of our life science properties around the end of the first quarter of 2020. Although we were able to restart these projects, future governmental restrictions may re-suspend them or suspend others. We are also experiencing time delays with our development, redevelopment, and tenant improvement projects due to the implementation of health and safety protocols related to social distancing and proper hygiene and sanitization.
The COVID-19 pandemic subjects our business and the businesses of our tenants and operators to various risks and uncertainties that have significantly adversely affected and could materially adversely affect our business, results of operations and financial condition for at least the pendency of the COVID-19 pandemic and possibly longer, including the following:

•rent deferrals or delays in rent commencement for tenants may result in a significant decrease in our cash receipts during the period of the deferrals;
•material cost increases at our SHOP and CCRC facilities, for which we are responsible;
•non-payment of contractual obligations by our tenants or operators, and any limitations on our ability to enforce our lease agreements or management agreements with our tenants or operators, as applicable, as a result of any federal, state or local restrictions on tenant evictions for failure to make contractual rent payments, which may result in higher reserves for bad debt;
•our tenants, operators or borrowers becoming insolvent or initiating bankruptcy or similar proceedings, which would adversely affect our ability to collect rent or interest payments from such tenants or borrowers, as applicable, and result in increased costs to us, as well as decreased revenues;
•the complete or partial closures of, or other operational issues at, one or more of our properties resulting from government action or directives, which may intensify the risk of rent deferrals or non-payment of contractual obligations by our tenants or operators;
•any possession taken of our properties, in whole or in part, by governmental authorities for public purposes in eminent domain proceedings or any government mandate or action that requires the use of our properties for the care and treatment of patients suffering from COVID-19;
•the likelihood that we will amend existing lease agreements and existing rental terms, with our tenants, and management agreements and existing fee structures, with our RIDEA operators, particularly in our senior housing portfolio, which would have an adverse effect on our revenues and results of operations;
•increased costs or delays that may result if we determine to reposition or transition any of our currently-leased properties to another tenant or operator, which could adversely impact our revenues and results of operations;
•the impact on our results of operations and financial condition resulting from (i) suspensions or delays in development and redevelopment activities and tenant improvement projects, including due to local, state and federal orders or guidelines, delays or increased costs caused by slow-downs in construction as a result of implementing social distancing and other health and safety protocols, or delays or increased costs caused by a shortage of construction materials or labor, as well as potential postponement of rent commencement dates due to delays in tenant improvement projects, and (ii) a decrease in acquisitions and dispositions of properties compared to historical levels;
•reduced valuations for properties in our portfolio that we wish to sell, and potential delayed transaction timing due to government delays or government mandated COVID-related access restrictions;
•the need to provide seller financing in order to dispose of certain properties in our portfolio at acceptable prices;
•the impact on our tenants or operators, particularly in our senior housing portfolio, of lawsuits related to COVID-19 outbreaks that have occurred or may occur at our properties and the potential that insurance coverage may not be sufficient to cover any potential losses;

•material increases in our insurance costs and larger deductibles or the inability to obtain insurance at economically reasonable rates;
•significant expenses likely to be incurred in connection with our pursuit of creditor rights resulting from operator and tenant defaults and insolvency;
•a potential downgrade of our issuer and long-term credit rating following the change in our outlook from “stable” to “negative” by Moody’s, which could increase our cost of capital and any future debt financing;
•refusal or failure by one or more of our lenders under our credit facility to fund their financing commitments to us as a result of lender liquidity and/or viability challenges, which financing commitments we may not be able to replace on favorable terms, or at all;
•the likelihood that conditions related to the COVID-19 pandemic may require us to recognize additional impairments of long-lived assets or credit losses related to loans receivable;
•the impact on our business if our executive officers, management team or a significant percentage of our employees are unable to continue to work because of illness caused by COVID-19, as well as the significant time and attention devoted by our management team to monitor the COVID-19 pandemic and seek to mitigate its effect on our business;
•the impact of negative or adverse publicity associated with COVID outbreaks at our senior housing communities, the cost of responding to such adverse publicity and the potential for heightened regulatory scrutiny caused by it;
•the deterioration of state and local economic conditions and job losses, particularly in San Francisco, San Diego and Boston, which may decrease demand for and occupancy levels at our life science properties and cause our rental rates and property values to be negatively impacted; and
•the potential for shifts in consumer and business behaviors that fundamentally and adversely affect demand for properties in our portfolio.
The impact of the COVID-19 pandemic on our SHOP and CCRC properties managed in RIDEA structures has had and may continue to have a more significant impact on our results of operations on a relative basis because we receive cash flow from the operations of the property (as compared to only receiving contractual rent from a third-party tenant-operator under a triple-net lease structure), and we also bear all operational risks and liabilities associated with the operation of those properties, other than those arising out of certain actions by our operator, such as gross negligence or willful misconduct. Accordingly, impacts from the COVID-19 pandemic directly affecting our SHOP and CCRC properties, including lower net operating income caused by decreased revenues that may result from declines in occupancy or otherwise, and increased expenses, has had and is expected to continue to have a more direct and immediate impact on our results of operations than such an impact affecting one of our triple-net leased properties in our senior housing portfolio. For example, increased operating expenses at our SHOP and CCRC properties, including due to labor shortages, as well as increased screening and protective measures intended to prevent an outbreak and/or slow the spread of a COVID-19 outbreak, has adversely affected and is expected to continue to adversely affect the cash flow from operations we receive from the affected properties. In addition, our RIDEA operators who are adversely affected by the COVID-19 pandemic may request revisions to their management agreements and existing fee structures in order to reduce the amount of cash from operations that flows directly to us. Because we bear all operational risks and liabilities related to our SHOP and CCRC properties, other than those arising out of certain actions by our operator, such as gross negligence or willful misconduct, we may be directly adversely impacted by potential lawsuits related to COVID-19 outbreaks that have occurred or may occur at those properties, and our insurance coverage may not be sufficient to cover any potential losses. The same factors may also affect our triple net lease tenants and may limit their ability to pay the contractual rent when due.
Additionally, the COVID-19 pandemic could increase the magnitude of many of the other risks described herein and elsewhere in this Annual Report may have other adverse effects on our operations that we are not currently able to predict. The COVID-19 pandemic has also resulted in significant volatility in the local, national and global financial markets, and we may be unable to obtain any required financing on favorable terms or on a timely basis or at all.
The extent of the impact of the COVID-19 pandemic on our business and financial results will depend on future developments, including the duration, severity and spread of the pandemic, ongoing resurgences of COVID-19 in most states, health and safety actions taken to contain its spread, the availability, effectiveness and public usage and acceptance of vaccines, and how quickly and to what extent normal economic and operating conditions can resume within the markets in which we operate, each of which are highly uncertain at this time and outside of our control. Even after the COVID-19 pandemic subsides, we may continue to experience adverse impacts to our business and financial results as a result of its national and global economic impact. The continued adverse impact of the COVID-19 pandemic on our business, results of operations and financial condition could be material.

We assume operational risks with respect to our SHOP properties managed in RIDEA structures that could have a material adverse effect on our business, results of operations and financial condition.
As the owner of a property under a RIDEA structure, our TRS is ultimately responsible for all operational risks and other liabilities of the property, other than those arising out of certain actions by our operator, such as gross negligence or willful misconduct. Operational risks include, and our resulting revenues therefore depend on, among other things: (i) occupancy rates; (ii) the entrance fees and rental rates charged to residents; (iii) Medicare and Medicaid reimbursement rates, to the extent applicable; (iv) our operators’ reputations and ability to attract and retain residents; (v) general economic conditions and market factors that impact seniors which may be exacerbated by the COVID-19 pandemic, including the ongoing economic downturn and high unemployment rates; (vi) competition from other senior housing providers; (vii) compliance with federal, state, local and industry-regulated licensure, certification and inspection laws, regulations and standards; (viii) litigation involving our properties or residents/patients, including but not limited to litigation related to COVID-19; (ix) the availability and cost of general and professional liability insurance coverage or increases in insurance policy deductibles; and (x) the ability to control operating expenses, which have increased and may continue to increase due to the COVID-19 pandemic. Although the RIDEA structure gives us certain oversight approval rights (e.g., budgets, material contracts, etc.) and the right to review operational and financial reporting information, our operators are ultimately in control of the day-to-day business of the property. As a result, we have limited rights to direct or influence the business or operations of our properties in the SHOP segment and we depend on our operators to operate these properties in a manner that complies with applicable law, minimizes legal risk and maximizes the value of our investment. Failure by our operators to adequately manage these risks could have a material adverse effect on our business, results of operations and financial condition.
We are required under RIDEA to rely on our operators to oversee and direct these aspects of the properties’ operations to ensure compliance with applicable laws and regulations. If one or more of our healthcare properties fails to comply with applicable laws and regulations, our TRS would be responsible (except in limited circumstances, such as the gross negligence or willful misconduct of our operators, where we would have a contractual claim against them), which could subject our TRS to penalties including loss or suspension of licenses, certification or accreditation, exclusion from government healthcare programs (i.e., Medicare, Medicaid), administrative sanctions and civil monetary penalties. Some states also reserve the right to sanction affiliates of a licensee when they take administrative action against the licensee. Additionally, when we receive individually identifiable health information relating to residents of our healthcare properties, we are subject to federal and state data privacy and security laws and rules, and could be subject to liability in the event of an audit, complaint, cybersecurity attack or data breach. Furthermore, our TRS has exposure to professional liability claims that could arise out of resident claims, such as quality of care, and the associated litigation costs.
Rents received from the TRS in a RIDEA structure are treated as qualifying rents from real property for REIT tax purposes only if (i) they are paid pursuant to a lease of a “qualified healthcare property” and (ii) the operator qualifies as an “eligible independent contractor,” as defined in the Internal Revenue Code of 1986, as amended (the “Code”). If either of these requirements is not satisfied, then the rents will not be qualifying rents.
Decreases in our tenants’, operators’ or borrowers’ revenues, or increases in their expenses, could affect their ability to meet their financial and other contractual obligations to us, and could result in amendments to these obligations that have a material adverse effect on our results of operations and financial condition.
We have limited control over the success or failure of our tenants’, operators’ and borrowers’ businesses, regardless of whether our relationship is structured as a triple-net lease, a RIDEA lease or as a lender to our tenants. Any of our triple-net tenants or operators under a RIDEA structure may experience a downturn in their business that materially weakens their financial condition. For example, our triple-net tenants and operators under a RIDEA structure have experienced a significant downturn in their businesses due to the COVID-19 pandemic, including as a result of interruptions in their operations, lost revenues, increased costs, financing difficulties and labor shortages. As a result, they may be unable or unwilling to make payments or perform their obligations when due. Although we generally have arrangements and other agreements that give us the right under specified circumstances to terminate a lease, evict a tenant or terminate our operator, or demand immediate repayment of outstanding loan amounts or other obligations to us, we may not be able to enforce such rights or we may determine not to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.

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
Our senior housing tenants and our SHOP segment under a RIDEA structure also rely on reimbursements from governmental programs for a portion of the revenues from certain properties. Changes in reimbursement policies and other governmental regulation, such as potential changes to the Patient Protection and Affordable Care Act, along with the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), that may result from actions by Congress or executive orders, may result in reductions in our tenants’ revenues or in our revenues from our RIDEA structures, operations and cash flows and affect our tenants’ ability to meet their obligations to us or our financial performance through a RIDEA structure. In addition, failure to comply with reimbursement regulations or other laws applicable to healthcare providers could result in penalties, fines, litigation costs, lost revenue or other consequences, which could adversely impact our tenants’ ability to make contractual rent payments to us under a triple-net lease or our cash flows from operations under a RIDEA structure.
Revenues of our senior housing tenants and our SHOP segment under a RIDEA structure are also dependent on a number of other factors, including licensed bed capacity, occupancy, the healthcare needs of residents, the rate of reimbursement, the income and assets of seniors in the regions in which we own properties, and social and environmental factors. For example, due to generally increased vulnerability to illness, COVID-19 has resulted in, and another epidemic or pandemic, a severe flu season or any other widespread illness could result in, early move-outs or delayed move-ins during quarantine periods or during periods when actual or perceived risks of such illnesses are heightened, which have, and could continue to reduce our operators’ revenues. Additionally, new and evolving payor and provider programs in the United States, including but not limited to Medicare Advantage, Dual Eligible, Accountable Care Organizations, Bundled Payments and other value-based reimbursement arrangements, have resulted in reduced reimbursement rates, average length of stay and average daily census, particularly for higher acuity patients. If our tenants fail to maintain revenues sufficient to meet their financial obligations to us or if our operators under a RIDEA structure underperform, our business, results of operations and financial condition would be materially adversely affected.
Our tenants and operators have, and may continue to seek to, offset losses by obtaining funds under the recently adopted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) or other similar legislative initiatives at the state and local level. Receipt of these funds is subject to a detailed application and approval process and in some cases, entails operating restrictions. It is indeterminable when or if these government funds will ultimately be received by our tenants and operators or whether these funds may materially offset the cash flow disruptions experienced by them. If they are unable to obtain these funds within a reasonable time period or at all, or the conditions precedent to receiving these funds are overly burdensome or not feasible, it may substantially affect their ability to make payments or perform their obligations when due to us.

Increased competition, operating costs and market changes may affect the ability of some of our tenants, operators and borrowers to meet their financial and other contractual obligations to us.
Occupancy levels at, and rental income from, our properties are dependent on our ability and the ability of our tenants, operators and borrowers to compete with other tenants and operators on a number of different levels, including the quality of care provided, reputation, the physical appearance of a property, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, and the size and demographics of the population in the surrounding area. In addition, our tenants, operators and borrowers face an increasingly competitive labor market, which has been compounded by the COVID-19 pandemic. An inability to attract and retain trained personnel could negatively impact the ability of our tenants, operators and borrowers to meet their obligations to us. A shortage of care givers or other trained personnel, union activities, minimum wage laws, or general inflationary pressures on wages may force tenants, operators and borrowers to enhance pay and benefits packages to compete effectively for skilled personnel, or to use more expensive contract personnel, but they may be unable to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses or any failure by our tenants, operators or borrowers to attract and retain qualified personnel could adversely affect our cash flow and have a materially adverse effect on our business, results of operations and financial condition.
Our tenants, operators and borrowers also compete with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. This competition, over-development in some markets in which we invest, COVID-19 outbreaks, or the negative public perception that such outbreak may occur, has caused the occupancy rate of unstabilized buildings to slow or decline, and the monthly rate that some unstabilized properties were able to obtain for their services to decrease. Our tenants, operators and borrowers may be unable to achieve and maintain occupancy and rate levels, and to manage their expenses, in a way that will enable them to meet all of their obligations to us. Further, many competing companies may have resources and attributes that are superior to those of our tenants, operators and borrowers, which may also allow them to better withstand the impact of COVID-19 or other competitive pressures. Our tenants, operators and borrowers may encounter increased competition that could limit their ability to maintain or attract residents and employees, or expand their businesses or to manage their expenses, which could materially adversely affect their ability to meet their financial and other contractual obligations to us, potentially decreasing our revenues, impairing our assets and/or increasing collection and dispute costs.
Financial deterioration, insolvency or bankruptcy of one or more of our major tenants, operators or borrowers could have a material adverse effect on our business, results of operations and financial condition.
A downturn in any of our tenants’, operators’ or borrowers’ businesses, including ongoing downturns due to the COVID-19 pandemic, has led and could continue to lead to voluntary or involuntary bankruptcy or similar insolvency proceedings, including but not limited to assignment for the benefit of creditors, liquidation, or winding-up. Bankruptcy and insolvency laws afford certain rights to a defaulting tenant, operator or borrower that has filed for bankruptcy or reorganization that may render certain of our remedies unenforceable or, at the least, delay our ability to pursue such remedies and realize any related recoveries.
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
We concentrate our investments in the healthcare property sector. A downturn or slowdown in the healthcare property sector, such as the ongoing COVID-19 downturn, has had and may continue to have a greater adverse impact on our business than if we had investments in multiple industries and could negatively impact the ability of our tenants, operators and borrowers to meet their obligations to us, as well as the ability to maintain historical rental and occupancy rates, which would have a material adverse effect on our business, financial condition and results of operations. In addition, such downturns have had and could continue to have a material adverse effect on the value of our properties and our ability to sell properties at prices or on terms acceptable or favorable to us.
In addition, we are exposed to the risks inherent in concentrating our investments in real estate. Our real estate investments are relatively illiquid due to: (i) restrictions on our ability to sell properties under applicable REIT tax laws; (ii) other tax-related considerations; (iii) regulatory hurdles; and (iv) market conditions. As a result, we may be unable to recognize full value for any property that we seek to sell for liquidity reasons. Our inability to timely respond to investment performance changes could have a material adverse effect on our financial condition and results of operations.
We may have difficulty identifying and securing replacement tenants or operators, and we may be required to incur substantial renovation or tenant improvement costs to make our properties suitable for them.
Our tenants may not renew existing leases, and our operators may not renew their management agreements beyond their current terms. If we or our tenants or operators terminate or do not renew the leases or management agreements for our properties, we would attempt to reposition those properties with another tenant or operator. These difficulties may be exacerbated by the COVID-19 pandemic, as new operators or tenants may not be willing to take on the increased exposure, especially while active cases are occurring. Healthcare properties are typically highly customized, and the improvements generally required to conform a property to healthcare use are costly and at times tenant-specific and are typically subject to regulatory requirements. A new or replacement tenant or operator may require different features in a property, depending on that tenant’s or operator’s particular business. In addition, infrastructure improvements for life science properties typically are significantly more costly than improvements to other property types due to the highly specialized nature of the properties and the greater lease square footage often required by life science tenants. Therefore, if a current tenant or operator is unable to pay rent and/or vacates a property, we may incur substantial expenditures to modify a property and experience delays before we are able to secure another tenant or operator or to accommodate multiple tenants or operators, which may have a material adverse effect on our business, results of operations and financial condition.
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
Property development and redevelopment risks can render a project less profitable or unprofitable and, under certain circumstances, prevent completion of development or redevelopment activities once undertaken.
Large-scale, ground-up, healthcare property development presents additional risks for us, including risks that:
•a development opportunity may be abandoned after expending significant resources resulting in the loss of deposits or failure to recover expenses already incurred;

•the development and construction costs of a project exceed original estimates due to increased interest rates, higher costs relating to materials, transportation, labor, leasing, negligent construction or construction defects, damage, vandalism or accidents, among others, and increased costs as a result of COVID-19 related delays and/or pressure on supply chains, which could make the completion of the development project less profitable;
•the project may not be completed on schedule as a result of a variety of factors that are beyond our control, including natural disasters and other catastrophic events, health crises or other pandemics such as the COVID-19 pandemic and related restrictions on development and redevelopment activities, labor conditions, material shortages, regulatory hurdles, including the ability to obtain necessary zoning or land use permits, civil unrest and acts of war or terrorism, which result in increases in construction costs and debt service expenses or provide tenants or operators with the right to terminate pre-construction leases; and
•demand for the new project may decrease prior to completion, due to competition or otherwise, and occupancy rates and rents at a newly completed property may not meet expected levels and could be insufficient to make the property profitable.
Any of the foregoing risks could result in not achieving our expected return on investment and have a material adverse effect on our business, results of operations and financial condition.
Changes within the life science industry may adversely impact our revenues and results of operations.
Our life science investments could be adversely affected if the life science industry is impacted by an economic, financial, or banking crisis, a health crisis, such as the COVID-19 pandemic, or if the life science industry migrates from the U.S. to other countries or to areas outside of primary life science markets in South San Francisco, California, San Diego, California, and greater Boston, Massachusetts. Our ability to negotiate contractual rent escalations on future leases and to achieve increases in rental rates will depend upon market conditions and the demand for life science properties at the time the leases are negotiated and the increases are proposed. If economic, financial or industry conditions adversely affect our life science tenants, we may not be able to lease or re-lease our properties in a timely manner or at favorable rates, which would negatively impact our revenues and results of operations. Because infrastructure improvements for life science properties typically are significantly more costly than improvements to other property types due to the highly specialized nature of the properties, and life science tenants typically require greater lease square footage relative to medical office tenants, repositioning efforts would have a disproportionate adverse effect on our life science segment performance.
Future mergers or consolidations of life science entities could reduce the amount of rentable square footage requirements of our client tenants and prospective client tenants, which may adversely impact our revenues from lease payments and results of operations.
Our tenants in the life science industry face high levels of regulation, funding requirements, expense and uncertainty.
Life science tenants, particularly those involved in developing and marketing pharmaceutical products, are subject to certain risks, including the following:
•significant funding for the research, development, clinical testing, manufacture and commercialization of their products and technologies, as well as to fund their obligations, including rent payments due to us, and our tenants’ ability to raise capital depends on the viability of their products and technologies, their financial and operating condition and outlook, and the overall financial, banking and economic environment. If venture capital firms, private investors, the public markets, companies in the life science industry, the government or other sources of funding are difficult to obtain or unavailable to support our tenants’ activities, including as a result of general economic conditions, adverse market conditions or government shutdowns that limit our tenants’ ability to raise capital, such as those resulting from the current COVID-19 pandemic, a tenant’s business would be adversely affected or fail;
•the research, development, clinical testing, manufacture and marketing of some of our tenants’ products require federal, state and foreign regulatory approvals which may be costly or difficult to obtain, may take several years and be subject to delay, including delays brought on by the COVID-19 pandemic, may not be obtained at all, require validation through clinical trials that may face delays or difficulties resulting from the COVID-19 pandemic or otherwise, require the use of substantial resources, and may often be unpredictable;
•even after regulatory approval and market acceptance, the product may still present significant regulatory and liability risks, including, among others, the possible later discovery of safety concerns and other defects and potential loss of approvals, competition from new products and the expiration of patent protection for the product;
•our tenants with marketable products may be adversely affected by healthcare reform and the reimbursement policies of government or private healthcare payors;
•our tenants with marketable products may be unable to successfully manufacture their drugs economically;

•our tenants depend on the commercial success of certain products, which may be reliant on the efficacy of the product, as well as acceptance among doctors and patients; negative publicity or negative results or safety signals from the clinical trials of competitors may reduce demand or prompt regulatory actions; and
•our tenants may be unable to adapt to the rapid technological advances in the industry and to adequately protect their intellectual property under patent, copyright or trade secret laws and defend against third-party claims of intellectual property violations.
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
The viability of hospitals depends on factors such as: (i) the quality and mix of healthcare services provided; (ii) competition for patients and physicians; (iii) demographic trends in the surrounding community; (iv) market position; and (v) growth potential, as well as the ability of the affiliated healthcare systems to provide economies of scale and access to capital. In addition, most hospitals are experiencing a significant reduction in revenue due to decreased volumes as well as increased costs as they provide care capacity for potential COVID-19 patients. If a hospital whose campus is located near one of our MOBs is unable to meet its financial obligations, and if an affiliated healthcare system is unable to support that hospital or goes bankrupt, the hospital may not be able to compete successfully or could be forced to close or relocate, which could adversely impact its ability to attract physicians and other healthcare-related users. Because we rely on our proximity to and affiliations with these hospitals to create tenant demand for space in our MOBs, their inability to remain competitive or financially viable, or to attract physicians and physician groups, could adversely affect our MOB operations and have a material adverse effect on us.
In addition, changes to or replacement of the Affordable Care Act and related regulations could result in significant changes to the scope of insurance coverage and reimbursement policies, which could put negative pressure on the operations and revenues of our MOBs.
We may be unable to maintain or expand our existing and future hospital and health system client relationships.
We invest significant time in developing relationships with both new and existing hospital and health system clients. If we fail to maintain these relationships, including through a lack of responsiveness, failure to adapt to the current market or employment of individuals with inadequate experience, our reputation and relationships will be harmed and we may lose business to competitors, which could have a material adverse effect on us.
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
Our insurance coverage does not include damages from business interruptions, loss of revenue or earnings or any related effects caused by health pandemics, including the COVID-19 pandemic. We anticipate incurring significant out-of-pocket costs associated with legal proceedings or other claims from residents and patients at our properties that relate to the COVID-19 pandemic.

Generally, insurance coverage for health pandemics has not previously been readily available and, if and when it does become available, may not be on commercially reasonable terms. Further, even if such coverage is available on commercially reasonable terms, we cannot assure you that we would receive insurance proceeds that will compensate us fully for our liabilities, costs and expenses in the event of a health pandemic. In addition, a large number of our properties are located in areas exposed to earthquake, windstorm, flood and other common natural disasters. In particular, a significant portion of our life science development projects and approximately 70% of our life science portfolio (based on gross asset value as of December 31, 2020) was concentrated in California, which is known to be subject to earthquakes, wildfires and other natural disasters. While we purchase insurance coverage for earthquake, fire, windstorm, flood and other natural disasters, and we may be unable to purchase the limits and terms we desire on a commercially reasonable basis. In addition, there are certain exposures for which we do not purchase insurance because we do not believe it is economically feasible to do so or there is no viable insurance market. We maintain earthquake insurance for our properties that are located in the vicinity of active earthquake zones in amounts and with deductibles we believe are commercially reasonable. Because of our significant concentration in the seismically active regions of South San Francisco, California and San Diego, California, a damaging earthquake in these areas could significantly impact multiple properties, which may amount to a significant portion of our life science portfolio. As a result, aggregate deductible amounts may be material, and our insurance coverage may be materially insufficient to cover our losses, either of which would adversely affect our business, financial condition, results of operations and cash flows.
If one of our properties experiences a loss that is uninsured or that exceeds policy coverage limits, we could lose our investment in the damaged property as well as the anticipated future cash flows from such property. If the damaged property is subject to recourse indebtedness, we could continue to be liable for the indebtedness even if the property is irreparably damaged. In addition, even if damage to our properties is covered by insurance, a disruption of business caused by a casualty event may result in loss of revenues for us. Any business interruption insurance may not fully compensate the lender or us for such loss of revenue. Our SHOP Operators also face various forms of class-action lawsuits from time to time, such as wage and hour and consumer rights actions, which generally are not covered by insurance. These class actions could result in significant defense costs, as well as settlements or verdicts that materially decrease anticipated revenues from a property and can result in the loss of a portion or all of our invested capital.
Our use of joint ventures may limit our flexibility with jointly owned investments.
We have and may continue to develop and/or acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. Our participation in joint ventures is subject to risks that may not be present with other methods of ownership, including:
•our joint venture partners could have investment and financing goals that are inconsistent with our objectives, including the timing, terms and strategies for any investments, and what levels of debt to incur or carry;
•we could experience an impasse on certain decisions because we do not have sole decision-making authority, which could require us to expend additional resources on resolving such impasses or potential disputes, including litigation or arbitration;
•our joint venture partners may have competing interests in our markets that could create conflicts of interest;
•our ability to transfer our interest in a joint venture to a third party may be restricted and the market for our interest may be limited and/or valued lower than fair market value;
•our joint venture partners may be structured differently than us for tax purposes, and this could create conflicts of interest and risks to our REIT status; and
•our joint venture partners might become insolvent, fail to fund their share of required capital contributions or fail to fulfill their obligations as a joint venture partner, which may require us to infuse our own capital into the venture on behalf of the partner despite other competing uses for such capital.
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
If we are unable to successfully integrate our acquisitions, our business, results of operations and financial condition may be materially adversely affected.
Successful integration of acquired companies depends primarily on our ability to consolidate operations, systems, procedures, properties and personnel, and to eliminate redundancies and reduce costs. We may encounter difficulties in these integrations. Potential difficulties associated with acquisitions include: (i) our ability to effectively monitor and manage our expanded portfolio of properties; (ii) the loss of key employees; (iii) the disruption of our ongoing business or that of the acquired entity; (iv) possible inconsistencies in standards, controls, procedures and policies; and (v) the assumption of unexpected liabilities, including:
•liabilities relating to the cleanup or remediation of undisclosed environmental conditions;
•unasserted claims of vendors, residents, patients or other persons dealing with the seller;
•liabilities, claims and litigation, whether or not incurred in the ordinary course of business, relating to periods prior to our acquisition;
•claims for indemnification by general partners, directors, officers and others indemnified by the seller;
•claims for return of government reimbursement payments; and
•liabilities for taxes relating to periods prior to our acquisition.

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
Our tenants, operators and borrowers are from time to time parties to litigation, including related to the quality of care at healthcare properties. The effect of litigation may materially increase the costs incurred by our tenants, operators and borrowers for monitoring and reporting quality of care compliance, which under a RIDEA structure would be borne by us. In addition, their cost of professional liability, medical malpractice, property, business interruption, and insurance policies that may provide partial coverage for COVID-19 and other environmental or infectious disease outbreaks, epidemics and pandemics can be significant and may increase or not be available at a reasonable cost or at all. Cost increases could cause our tenants and borrowers to be unable to make their lease or mortgage payments or fail to purchase the appropriate liability and malpractice insurance, or cause our borrowers to be unable to meet their obligations to us, potentially decreasing our revenues and increasing our collection and litigation costs. Furthermore, with respect to our senior housing properties operated in RIDEA structures, we directly bear the costs of any such increases in litigation, monitoring, reporting and insurance due to our direct exposure to the cash flows of such properties.
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
If a tenant or operator defaults under one of our mortgages or mezzanine loans, we may have to foreclose on the loan or take additional actions, including but not limited to acquiring title to the collateral via statutory or judicial foreclosure or commencing collection litigation. We may determine that substantial improvements or repairs to the property are necessary in order to maximize the property’s investment potential. In some cases, because our collateral consists of the equity interests in an entity that directly or indirectly owns the applicable real property or interests in other operating properties, we may not have full recourse with respect to assets of that entity, or that entity may have incurred unexpected liabilities which would preclude us from fully recovering our investment. Tenants, operators or borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against our exercise of enforcement or other remedies and/or bring claims for lender liability in response to actions to enforce mortgage obligations. Foreclosure or collections related costs, high loan-to-value ratios or declines in the value of the property may prevent us from realizing an amount equal to our mortgage or mezzanine loan balance upon foreclosure or conclusion of litigation, and we may be required to record a valuation allowance for such losses. Even if we are able to successfully foreclose on the collateral securing our real estate-related loans, we may inherit properties for which we may be unable to expeditiously secure tenants or operators, if at all, or we may acquire equity interests that we are unable to immediately resell or otherwise liquidate due to limitations under the securities laws, either of which would adversely affect our ability to fully recover our investment.

Risks Related to the Regulatory Environment

Laws or regulations prohibiting eviction of our tenants, even on a temporary basis, could have a material adverse effect on our revenues if our tenants fail to make their contractual rent payments to us.
Various federal, state and local governments have enacted, and may continue to enact, laws regulations and moratoriums or take other actions which could limit our ability to evict tenants until such laws, regulations or moratoriums are reversed or lifted. In particular, many state and local governments have implemented eviction moratoriums as a result of the COVID-19 pandemic which generally apply to both residential and commercial tenants. Although many of these moratoriums are expected to be temporary in nature, they may be extended for a significant period of time until the COVID-19 pandemic subsides. Although we generally have arrangements and other agreements that give us the right under specified circumstances to terminate a lease or evict a tenant for nonpayment of contractual rent, such laws, regulations and moratoriums will generally prohibit our ability to begin eviction proceedings even where no rent or only partial rent is being paid for so long as such law, regulation or moratorium remains in effect. Further, under current laws and regulations, eviction proceedings for delinquent tenants are already costly and time-consuming, and, if there are existing backlogs or backlogs develop in courts due to higher than normal eviction proceedings, whether or not due to an increase in eviction proceedings after the COVID-19 pandemic, we may incur significant costs and it may take a significant amount of time to ultimately evict any tenant who is not meeting their contractual rent obligations. If we are restricted, delayed or prohibited from evicting tenants for failing to make contractual rent payments, our business, results of operations and financial condition may be materially adversely impacted.
Tenants and operators that fail to comply with federal, state, local and international laws and regulations, including resident health and safety requirements, as well as licensure, certification and inspection requirements, may cease to operate or be unable to meet their financial and other contractual obligations to us.
Our tenants, operators and borrowers are subject to or impacted by extensive, frequently changing federal, state and local and laws and regulations. See “Item 1-Business-Government Regulation, Licensing and Enforcement-Healthcare Licensure and Certificate of Need” for a discussion of such laws and regulations. Our tenants’, operators’ or borrowers’ failure to comply with any of these laws, regulations or requirements could result in: (i) loss of accreditation, denial of reimbursement; (ii) imposition of fines, suspension or decertification from government healthcare programs; (iii) civil liability; and (iv) in certain instances, criminal penalties, loss of license or closure of the property and/or the incurrence of considerable costs arising from an investigation or regulatory action, which may have an adverse effect on properties that we own and lease to a third party tenant, that we own and operate through a RIDEA structure or on which we hold a mortgage, and therefore may materially adversely impact us.
Required regulatory approvals can delay or prohibit transfers of our healthcare properties.
Transfers of healthcare properties to successor tenants or operators are typically subject to regulatory approvals or ratifications, including, but not limited to, change of ownership approvals and Medicare and Medicaid provider agreements that are not required for transfers of other types of commercial operations and other types of real estate. The replacement of any tenant or operator could be delayed by the regulatory approval process of any federal, state or local government agency necessary for the transfer of the property or the replacement of the operator licensed to manage the property, during which time the property may experience performance declines. The COVID-19 pandemic may materially delay necessary approvals, thereby lengthening the period of performance deterioration. If we are unable to find a suitable replacement tenant or operator upon favorable terms, or at all, we may take possession of a property, which could expose us to successor liability, require us to indemnify subsequent operators to whom we transfer the operating rights and licenses, or require us to spend substantial time and funds to preserve the value of the property and adapt the property to other uses, all of which could have a material adverse effect of our business, results of operations and financial condition.

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
Certain of our tenants, operators and borrowers are affected, directly or indirectly, by a complex set of federal, state and local laws and regulations pertaining to governmental reimbursement programs, including the recently enacted CARES Act and other similar relief legislation enacted as a result of the COVID-19 pandemic. These laws and regulations are subject to frequent and substantial changes that are sometimes applied retroactively. See “Item 1-Business-Government Regulation, Licensing and Enforcement.” For example, to the extent that our tenants, operators or borrowers receive a significant portion of their revenues from governmental payors, primarily Medicare and Medicaid, they are generally subject to, among other things:
•statutory and regulatory changes;
•retroactive rate adjustments;
•recovery of program overpayments or set-offs;
•federal, state and local litigation and enforcement actions;
•administrative proceedings;
•policy interpretations;
•payment or other delays by fiscal intermediaries or carriers;
•government funding restrictions (at a program level or with respect to specific properties);
•reduced reimbursement rates under managed care contracts;
•interruption or delays in payments due to any ongoing governmental investigations and audits at such properties; and
•reputational harm of publicly disclosed enforcement actions, audits or investigations related to billing and reimbursements.
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
Furthermore, executive orders and legislation may amend the Affordable Care Act and related regulations in whole or in part. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare system. For example, the Department of Health and Human Services has focused on tying Medicare payments to quality or value through alternative payment models, which generally aim to make providers attentive to the total costs of treatments. Medicare no longer reimburses hospitals for care related to certain preventable adverse events and imposes payment reductions on hospitals for preventable readmissions. These punitive approaches could be expanded to additional types of providers in the future. Additionally, the patient driven payment model utilized by the Centers for Medicare and Medicaid Services to calculate reimbursement rates for patients in skilled nursing properties could result in decreases in payments to our operators and tenants or increase our operators’ and tenants’ costs. If any such changes significantly and adversely affect our tenants’ profitability, they could in turn negatively affect our tenants’ ability and willingness to comply with the terms of their leases with us and/or renew their leases with us upon expiration, which could impact our business, prospects, financial condition or results of operations.
Legislation to address federal government operations and administration decisions affecting the Centers for Medicare and Medicaid Services could have a material adverse effect on our tenants’, operators’ and borrowers’ liquidity, financial condition or results of operations.
Congressional consideration of legislation pertaining to the federal debt ceiling, the Affordable Care Act, tax reform and entitlement programs, including reimbursement rates for physicians, could have a material adverse effect on our tenants’, operators’ and borrowers’ liquidity, financial condition or results of operations. In particular, reduced funding for entitlement programs such as Medicare and Medicaid would result in increased costs and fees for programs such as Medicare Advantage Plans and additional reductions in reimbursements to providers. Amendments the Affordable Care Act in whole or in part and decisions by the Centers for Medicare and Medicaid Services could impact the delivery of services and benefits under Medicare, Medicaid or Medicare Advantage Plans and could affect our tenants and operators and the manner in which they are reimbursed by such programs. Any such material adverse effect on our tenants, operators or borrowers could adversely affect their ability to satisfy their obligations to us and could have a material adverse effect on us.
Our participation in the CARES Act Provider Relief Program and other COVID-19-related stimulus and relief programs could subject us to disruptive government and financial audits and investigations, regulatory enforcement actions, civil litigation, and other claims, penalties, and liabilities.
Under the CARES Act and subsequent relief legislation, Congress has allocated more than $178 billion to eligible hospitals, physicians, and other health care providers through the Public Health and Social Services Emergency Fund (the “Provider Relief Fund” or “PRF”). The U.S. Department of Health and Human Services (“HHS”) has distributed PRF grants through various general and targeted distributions, including certain distributions that were paid automatically to providers, and others that required providers submit requested data or applications. We and our senior housing operators have received funds from several PRF distributions, both via automatic payments and also as a result of applications we submitted for PRF funds.

PRF funds are intended to reimburse eligible providers for unreimbursed health care-related expenses and lost revenues attributable to COVID-19 and must be used only to prevent, prepare for or respond to COVID-19. PRF funds received under certain targeted distributions, including the Nursing Home Infection Control Distribution, are further limited to specific uses. Additionally, the PRF program imposes certain, distribution-specific eligibility criteria and requires recipients comply with various terms and conditions. HHS has stated that compliance with PRF program terms and conditions is material to HHS’s decision to disburse PRF payments to recipients. PRF program terms and conditions include limitations and requirements governing use of PRF funds, implementation of controls, retention of records relating to PRF funds, audit and reporting to governmental authorities, and other PRF program requirements. PRF regulatory guidance regarding eligibility, use of funds, audit, reporting, and other PRF terms and conditions continues to evolve and there is a high degree of uncertainty surrounding interpretation and implementation, particularly among more complex corporate, transactional and contractual relationships, including RIDEA structures and for organizations with multiple recipient subsidiaries. In addition to other, various risks related to our PRF program participation, in light of the evolving laws and guidance related to PRF, there can be no assurance that PRF guidance will not change in ways that adversely impacts the PRF funding we receive, our ability to retain PRF funding, or our eligibility to participate in the PRF program.
Changing PRF program requirements could reduce the amount of PRF funds we initially receive or could render us or our operators ineligible for future or previously received PRF funds. PRF reporting obligations and monitoring and compliance efforts could impose substantial costs, become overly burdensome and require significant attention from leadership, disrupting our business and impeding our operations. Further, our operators may not consistently account for PRF and other relief funds, which may adversely impact consistency in our reporting, including among operators and across reporting periods. Ultimately, as PRF program requirements continue to evolve, we may determine that we are unable to comply with certain terms and conditions, or that we are no longer eligible for some or all of the PRF payments we or our operators previously received. If we are unable to fully comply with applicable PRF terms and conditions, we may be required to return some or all PRF funds received and may be subject to further enforcement action.
Due to our and our operators’ participation in the PRF program, we may be subject to government and other audits and investigations related to our receipt and use of PRF funds. These audits and investigations also may impose substantial costs and disruptions. If the government determines that we failed to comply PRF terms and conditions or related interpretative guidance, applicable grant requirements, or that our PRF applications and submissions were defective, PRF funds that we or our operators have received may be subject to recoupment or further enforcement action. This could occur even if our interpretation of PRF program requirements was reasonable under the present or then-existing PRF guidance. Government audits and investigations also could result in other regulatory penalties or enforcement actions, including actions under the False Claims Act (“FCA”), which prohibits false claims for payments to, or improper retention of overpayments from, the government. FCA litigation could be asserted directly by the federal government, or on its behalf, by private litigants as “whistleblowers.” Even if not meritorious, FCA litigation could impose significant costs and result in reputational damage and a disruption of our business.
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
Decreases in cash available for distributions, including decreases related to the COVID-19 pandemic or resulting from dispositions, may result in us being unable to make dividend distributions at expected levels. Our failure to make distributions commensurate with market expectations would likely result in a decrease in the market price of our common stock. Further, all distributions are made at the discretion of our Board of Directors in accordance with Maryland law and depend on: (i) our earnings; (ii) our financial condition; (iii) debt and equity capital available to us; (iv) our expectations for future capital requirements and operating performance; (v) restrictive covenants in our financial or other contractual arrangements, including those in our credit facility agreement; (vi) maintenance of our REIT qualification; (vii) restrictions under Maryland law; and (viii) other factors as our Board of Directors may deem relevant from time to time.
If access to external capital is unavailable on acceptable terms or at all, it could have a material adverse effect on our ability to meet commitments as they become due or make future investments necessary to grow our business.
We be unable to fund all future capital needs, including capital expenditures, debt maturities and other commitments, from cash retained from operations and dispositions. If we are unable to obtain enough internal capital, we may need to rely on external sources of capital (including debt and equity financing) to fulfill our capital requirements, which depends upon a number of factors, some of which we have little or no control over, including but not limited to:
•general availability of capital, including less favorable terms, rising interest rates and increased borrowing costs;
•the market price of the shares of our equity securities and the credit ratings of our debt and any preferred securities we may issue;
•the market’s perception of our growth potential and our current and potential future earnings and cash distributions;
•our degree of financial leverage and operational flexibility;
•the financial integrity of our lenders, which might impair their ability to meet their commitments to us or their willingness to make additional loans to us, and our inability to replace the financing commitment of any such lender on favorable terms, or at all;
•the stability of the market value of our properties;
•the financial performance and general market perception of our tenants and operators;
•changes in the credit ratings on U.S. government debt securities or default or delay in payment by the United States of its obligations;
•issues facing the healthcare industry, including, but not limited to, healthcare reform, changes in government reimbursement policies and the unique challenges posed by the COVID-19 pandemic; and
•the performance of the national and global economies generally, including the ongoing economic downturn and volatility in the financial markets as a result of the COVID-19 pandemic.
If access to capital is unavailable on acceptable terms or at all, it could have a material adverse impact on our ability to fund operations, repay or refinance our debt obligations, fund dividend payments, acquire properties and make the investments in development and redevelopment activities, as well an capital expenditures, needed to grow our business.

Our level of indebtedness may increase and materially adversely affect our future operations.
Our outstanding indebtedness as of December 31, 2020 was approximately $6.30 billion. We may incur additional indebtedness which may be substantial. Any significant additional indebtedness would likely negatively affect the credit ratings of our debt and require us to dedicate a substantial portion of our cash flow to interest and principal payments. Greater demands on our cash resources may reduce funds available to us to pay dividends, conduct development activities, make capital expenditures and acquisitions or carry out other aspects of our business strategy. Increased indebtedness can also make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with comparatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.
Covenants in our debt instruments limit our operational flexibility, and breaches of these covenants could materially adversely affect our business, results of operations and financial condition.
The terms of our current secured and unsecured debt instruments require us to comply with a number of customary financial and other covenants, such as maintaining leverage ratios, minimum tangible net worth requirements, REIT status and certain levels of debt service coverage. Our continued ability to incur additional debt and to conduct business in general is subject to compliance with these covenants, which limits our operational flexibility. For example, mortgages on our properties contain customary covenants such as those that limit or restrict our ability, without the consent of the lender, to further encumber or sell the applicable properties, or to replace the applicable tenant or operator. Breaches of certain covenants may result in defaults under the mortgages on our properties and cross-defaults under certain of our other indebtedness, even if we satisfy our payment obligations to the respective obligee. Covenants that limit our operational flexibility as well as defaults resulting from the breach of any of these covenants could materially adversely affect our business, results of operations and financial condition.
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
The Maryland Business Combination Act (the “MBCA”) provides that unless exempted, a Maryland corporation may not engage in business combinations, including a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding voting stock of a Maryland corporation. Unless our Board of Directors takes action to exempt us from the MBCA, it will be applicable to business combinations between us and other persons. In addition to the restrictions on business combinations contained in the MBCA, our charter also requires that, except in certain circumstances, “business combinations,” including a merger or consolidation, and certain asset transfers and issuances of securities, with a “related person,” including a beneficial owner of 10% or more of our outstanding voting stock, be approved by the affirmative vote of the holders of at least 90% of our outstanding voting stock. These restrictions on business combinations may delay, defer or prevent a change of control or other transaction even if such transaction involves a premium price for our common stock or our stockholders believe that such transaction is otherwise in their best interests.

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
For example, to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must make distributions to our stockholders aggregating annually to at least 90% of our REIT taxable income, excluding net capital gains. Rents we receive from a TRS in a RIDEA structure are treated as qualifying rents from real property for REIT tax purposes only if (i) they are paid pursuant to a lease of a “qualified healthcare property,” and (ii) the operator qualifies as an “eligible independent contractor,” as defined in the Code. If either of these requirements is not satisfied, then the rents will not be qualifying rents. Furthermore, new legislation, regulations, administrative interpretations or court decisions could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is materially adverse to our stockholders. Accordingly, there is no assurance that we have operated or will continue to operate in a manner so as to qualify or remain qualified as a REIT.
If we lose our REIT status, we will face serious tax consequences that will substantially reduce the funds available to make payments of principal and interest on the debt securities we issue and to make distributions to stockholders. If we fail to qualify as a REIT:
•we will not be allowed a deduction for distributions to stockholders in computing our taxable income;
•we will be subject to corporate-level income tax on our taxable income at regular corporate rates;
•we will be subject to increased state and local income taxes; and
•unless we are entitled to relief under relevant statutory provisions, we will be disqualified from taxation as a REIT for the four taxable years following the year during which we fail to qualify as a REIT.
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
Potential deferred and contingent tax liabilities from corporate acquisitions could limit or delay future property sales.
If, during the five-year period beginning on the date we acquire certain companies, we recognize a gain on the disposition of any property acquired, then, to the extent of the excess of (i) the fair market value of such property as of the acquisition date over (ii) our adjusted income tax basis in such property as of that date, we will be required to pay a corporate-level federal income tax on this gain at the highest regular corporate rate. There can be no assurance that these triggering dispositions will not occur, and these requirements could limit or delay future property sales. In addition, the IRS may assert liabilities against us for corporate income taxes for taxable years prior to the time that we acquire certain companies, in which case we will owe these taxes plus interest and penalties, if any.
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

General Risk Factors

Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and negatively impact the market price of our securities, including our common stock.
Our credit ratings affect the amount and type of capital, as well as the terms of any financing we may obtain. The credit ratings of our senior unsecured debt are based on, among other things, our operating performance, liquidity and leverage ratios, overall financial position, level of indebtedness and pending or future changes in the regulatory framework applicable to our operators and our industry. If we are unable to maintain our current credit ratings, we would likely incur higher borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. As a result of the potential impact of the COVID-19 pandemic, in March 2020, Moody’s changed its outlook on our long-term issuer and senior unsecured debt ratings from “stable” to “negative.” Such change in outlook may ultimately lead to a downgrade in our credit ratings, which would trigger additional borrowing costs or other potentially negative consequences under our current credit facilities and debt instruments. Also, if our credit ratings are downgraded, or general market conditions were to ascribe higher risk to our ratings, our industry, or us, our access to capital and the cost of any future debt financing will be further negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. There is no guarantee that debt or equity financings will be available in the future to fund future acquisitions or general operating expenses, or that such financing will be available on terms consistent with our historical agreements or expectations.
We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, and to maintain personal identifying information and tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of confidential tenant and customer data, including individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. The risk of security breaches has generally increased as the number, intensity and sophistication of attacks and intrusions have increased, and we have seen a significant increase in cyber phishing attacks since the onset of the COVID-19 pandemic. The risk of security breaches has also increased with our increased dependence on the Internet while our employees work remotely due to shelter-in-place orders and our health and safety policies. In addition, the pace and unpredictability of cyber threats generally quickly renders long-term implementation plans designed to address cybersecurity risks obsolete. Furthermore, because our operators also rely on the internet, information technology networks, systems and software, we may be exposed to cyber-attacks on our operators.
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

Unfavorable litigation resolution or disputes could have a material adverse effect on our financial condition.
From time to time, we are involved in legal proceedings, lawsuits and other claims. We may also be named as defendants in lawsuits arising out of our alleged actions or the alleged actions of our tenants and operators for which such tenants and operators have agreed to indemnify us. Furthermore, we anticipate a material increase in legal proceedings, lawsuits and other claims related to the COVID-19 pandemic. Unfavorable resolution of any such litigation may have a material adverse effect on our business, results of operations and financial condition. Regardless of the outcome, litigation or other legal proceedings may result in substantial costs, disruption of our normal business operations, and the diversion of management attention. We may be unable to prevail in, or achieve a favorable settlement of, any pending or future legal action against us.
The loss or limited availability of our key personnel could disrupt our operations and have a material adverse effect on our business, results of operations, financial condition, and the value of our common stock.
We depend on the efforts of our executive officers for the success of our business. Although they are covered by our Executive Severance Plan and Change in Control Plan, which provide many of the benefits typically found in executive employment agreements, none of our executive officers have employment agreements with us. Any outbreak of COVID-19 or other epidemic among our executive management, senior leaders or other personnel could inhibit our ability to conduct our business, as well as our ability to recruit, attract and retain skilled employees. The loss or limited availability of the services of any of our executive officers, or our inability to recruit and retain qualified personnel, could, at least temporarily, have a material adverse effect on our business, results of operations and financial condition and the value of our common stock.
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 2.    Properties
We are organized to invest in income-producing healthcare-related facilities. In evaluating potential investments, we consider a multitude of factors, including:
•location, construction quality, age, condition, and design of the property;
•geographic area, proximity to other healthcare facilities, type of property, and demographic profile, including new competitive supply;
•whether the expected risk-adjusted return exceeds the incremental cost of capital;
•whether the rent or operating income provides a competitive market return to our investors;
•duration, rental rates, tenant and operator quality, and other attributes of in-place leases, including master lease structures and coverage;
•current and anticipated cash flow and its adequacy to meet our operational needs;
•availability of security such as letters of credit, security deposits and guarantees;
•potential for capital appreciation;
•expertise and reputation of the tenant or operator;
•occupancy and demand for similar healthcare facilities in the same or nearby communities;
•availability of qualified operators or property managers and whether we can manage the property;
•potential alternative uses of the facilities;
•the regulatory and reimbursement environment in which the properties operate;
•tax laws related to REITs;
•prospects for liquidity through financing or refinancing; and
•our access to and cost of capital.

Property and Direct Financing Lease Investments

The following table summarizes our consolidated property and direct financing lease ("DFL") investments, excluding investments classified as discontinued operations, as of and for the year ended December 31, 2020 (square feet and dollars in thousands):

Facility Location	Number of Facilities	Capacity	Gross Asset Value(1)	Real Estate Revenues(2)	Operating Expenses
Life science:		(Sq. Ft.)
California	118	7,536	$4,840,637	$454,506	$(106,100)
Massachusetts	14	1,960	1,986,911	95,104	(26,901)
Other (2 States)	7	476	136,120	19,686	(5,004)
Total life science	139	9,972	$6,963,668	$569,296	$(138,005)
Medical office(3):		(Sq. Ft.)
Texas	71	7,596	$1,353,419	$189,120	$(64,811)
California	16	1,174	309,778	52,809	(13,623)
Pennsylvania	4	1,278	354,889	31,396	(14,064)
South Carolina	18	1,103	339,265	25,990	(5,315)
Colorado	18	1,315	288,488	41,179	(15,377)
Florida	25	1,398	275,240	35,231	(12,419)
Other (27 States)	126	8,769	1,850,004	246,673	(78,399)
Total medical office	278	22,633	$4,771,083	$622,398	$(204,008)
CCRC:		(Units)
Florida	9	5,135	$1,261,321	$291,397	$(301,849)
Other (5 States)	6	2,302	577,527	161,295	(138,679)
Total CCRC	15	7,437	$1,838,848	$452,692	$(440,528)
Other─non-reportable(4):
Arizona	—	—	$—	$134	$—
Total other non-reportable segments	—	—	$—	$134	$—

Total properties in continuing operations	432		$13,573,599	$1,644,520	$(782,541)
_______________________________________
(1)Represents gross real estate and the carrying value of DFLs. Gross real estate represents the carrying amount of real estate after adding back accumulated depreciation and amortization. Excludes gross real estate related to medical office assets held for sale of $133 million.
(2)Represents the combined amount of rental and related revenues, resident fees and services, income from DFLs, and government grant income.
(3)Includes one leased property that is classified as a DFL.
(4)Represents real estate revenues generated from a real estate asset that was sold in July 2020.

The following table summarizes our consolidated property investments classified as discontinued operations as of and for the year ended December 31, 2020 (square feet and dollars in thousands):

Facility Location	Number of Facilities	Capacity	Gross Asset Value(1)	Real Estate Revenues(2)	Operating Expenses
Senior housing triple-net—real estate:		(Units)
Florida	8	1,063	$172,890	$21,289	$—
Texas	6	767	142,693	13,890	—
New York	2	201	76,333	2,513	—
Oregon	6	447	73,839	7,068	(157)
Washington	4	274	42,874	11,882	(4)
Other (10 States)	15	1,218	131,519	42,448	(1,746)
Total senior housing triple-net	41	3,970	$640,148	$99,090	$(1,907)
SHOP:		(Units)
California	15	1,391	$658,523	$128,620	$(100,201)
Florida	15	1,996	392,379	117,569	(110,790)
Virginia	9	865	206,958	41,985	(35,889)
Texas	15	1,685	199,018	53,126	(41,036)
New Jersey	5	562	182,408	58,896	(49,551)
Maryland	9	846	166,213	49,079	(44,745)
Other (14 States)	29	2,896	484,919	186,141	(166,107)
Total SHOP	97	10,241	$2,290,418	$635,416	$(548,319)

Total properties in discontinued operations	138		$2,930,566	$734,506	$(550,226)
_______________________________________
(1)Represents gross real estate and the carrying value of DFLs. Gross real estate represents the carrying amount of real estate after adding back accumulated depreciation and amortization.
(2)Represents the combined amount of rental and related revenues, resident fees and services, income from DFLs, and government grant income.

Occupancy and Annual Rent Trends

The following table summarizes occupancy and average annual rent trends for our consolidated property and DFL investments for the years ended December 31 (average occupied square feet in thousands):

	2020	2019	2018	2017	2016
Continuing operations:
Life science:
Average occupancy percentage	96%	97%	95%	96%	98%
Average annual rent per square foot(1)	$63	$57	$54	$52	$48
Average occupied square feet	8,714	7,288	7,078	6,841	7,332
Medical office:
Average occupancy percentage	91%	93%	93%	92%	93%
Average annual rent per square foot(1)	$30	$30	$29	$29	$28
Average occupied square feet	20,225	20,512	20,102	19,431	18,729
CCRC:
Average occupancy percentage	81%	87%	—%	—%	—%
Average annual rent per unit(1)	$65,672	$62,856	$—	$—	$—
Average capacity (available units)	6,893	40	—	—	—
Other non-reportable segments:
Average annual rent per unit (1)	$—	$39,517	$44,091	$45,961	$40,757
Average capacity (available units)	—	4,178	4,304	4,308	4,316
Average annual rent per unit - U.K.(1)	—	—	—	9,097	9,200
Average capacity (available units) - U.K.	—	—	—	3,188	3,190
Average annual rent per bed - SNF(1)	—	—	10,504	10,298	10,803
Average capacity (available beds) - SNF	—	—	120	120	426

Discontinued operations:
Senior housing triple-net:
Average annual rent per unit(1)	$17,042	$17,198	$16,187	$15,097	$14,467
Average capacity (available units)	5,910	10,551	15,859	20,481	27,089
SHOP:
Average occupancy percentage	75%	80%	80%	84%	86%
Average annual rent per unit(1)	$53,255	$50,196	$40,786	$40,070	$43,533
Average capacity (available units)	11,940	11,635	9,823	9,505	13,079
_______________________________________
(1)Average annual rent is presented as a ratio of the sum of rental and related revenues, resident fees and services, income from DFLs, and government grant income divided by the average capacity or average occupied square feet of the facilities. Average annual rent for leased properties (including DFLs) excludes termination fees and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and the impact of deferred community fee income).
Tenant Lease Expirations

The following table shows tenant lease expirations, including those related to DFLs, for the next 10 years and thereafter at our consolidated properties, assuming that none of the tenants exercise any of their renewal or purchase options, unless otherwise noted below, and excludes properties in our CCRC segment, assets held for sale, and discontinued operations as of and for the year ended December 31, 2020 (dollars and square feet in thousands):

	Expiration Year
Segment	Total	2021(1)	2022	2023	2024	2025	2026	2027	2028	2029	2030	Thereafter
Continuing operations:
Life science:
Square feet	9,600	468	762	780	436	1,321	612	1,081	502	1,287	1,260	1,091
Base rent(2)	$475,353	$27,302	$33,405	$47,999	$27,360	$57,615	$26,818	$51,569	$24,513	$68,160	$76,576	$34,036
% of segment base rent	100	6	7	10	6	12	6	11	5	14	16	7
Medical office:
Square feet	20,025	2,834	2,661	1,920	2,147	4,327	821	762	1,672	628	1,012	1,241
Base rent(2)	$492,508	$77,019	$72,599	$51,712	$59,524	$86,889	$20,008	$19,388	$36,532	$15,378	$24,118	$29,341
% of segment base rent	100	16	15	10	12	18	4	4	7	3	5	6
Total:
Base rent(2)	$967,861	$104,321	$106,004	$99,711	$86,884	$144,504	$46,826	$70,957	$61,045	$83,538	$100,694	$63,377
% of total base rent	100	11	11	10	9	15	5	7	6	9	10	7
_______________________________________
(1)Includes month-to-month leases.
(2)The most recent month’s (or subsequent month’s, if acquired in the most recent month) base rent, including additional rent floors and cash income from DFLs, annualized for 12 months. Base rent does not include tenant recoveries, additional rents in excess of floors, and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest and deferred revenues).
See the “Tenant Purchase Options” section of Note 7 to the Consolidated Financial Statements for additional information on leases subject to purchase options. See Schedule III: Real Estate and Accumulated Depreciation, included in this report, which information is incorporated by reference in this Item 2.
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
At January 29, 2021, we had 7,949 stockholders of record, and there were 168,319 beneficial holders of our common stock.
Dividends (Distributions)
It has been our policy to declare quarterly dividends to common stockholders so as to comply with applicable provisions of the Code governing REITs. All distributions are made at the discretion of our Board of Directors in accordance with Maryland law. Distributions with respect to our common stock can be characterized for federal income tax purposes as ordinary dividends, capital gains, nondividend distributions, or a combination thereof. The following table shows the characterization of our annual common stock distributions per share:

	Year Ended December 31,
	2020	2019	2018
Ordinary dividends(1)	$0.7139	$0.7633	$0.9578
Capital gains(2)	0.5298	0.2714	0.5222
Nondividend distributions	0.2363	0.4453	—
	$1.4800	$1.4800	$1.4800
_______________________________________
(1)For the year ended December 31, 2020 all $0.7139 of ordinary dividends qualified as business income for purposes of Code Section 199A. For the year ended December 31, 2019 all $0.7633 of ordinary dividends qualified as business income for purposes of Code Section 199A. For the year ended December 31, 2018 the amount includes $0.9414 of qualified business income for purposes of Code Section 199A and $0.0164 of qualified dividend income for purposes of Code Section 1(h)(11).
(2)Pursuant to Treasury Regulation §1.1061-6(c), we are disclosing additional information related to the capital gain dividends for purposes of Section 1061 of the Internal Revenue Code (IRC). IRC Section 1061 is generally applicable to direct and indirect holders of “applicable partnership interests.” The “One Year Amounts” and “Three Year Amounts” required to be disclosed are both zero with respect to the 2020 distributions, since all capital gains relate to IRC Section 1231 gains.
On February 9, 2021, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.30 per share. The common stock dividend will be paid on March 5, 2021 to stockholders of record as of the close of business on February 22, 2021.
Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our common stock made by or on our behalf during the quarter ended December 31, 2020.

Period Covered	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1-31, 2020	5,267	$28.50	—	—
November 1-30, 2020	3,535	28.52	—	—
December 1-31, 2020	179	28.86	—	—
Total	8,981	$28.52	—	—
_______________________________________
(1)Represents restricted shares withheld under our equity incentive plans to offset tax withholding obligations that occur upon vesting of restricted shares. The value of the shares withheld is based on the closing price of our common stock on the last trading day prior to the date the relevant transaction occurred.

Performance Graph

The graph and table below compare the cumulative total return of Healthpeak, the S&P 500 Index, and the Equity REIT Index of NAREIT, from January 1, 2016 to December 31, 2020. Total cumulative return is based on a $100 investment in Healthpeak common stock and in each of the indices at the close of trading on December 31, 2015 and assumes quarterly reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG S&P 500, EQUITY REITS AND HEALTHPEAK PROPERTIES, INC.
RATE OF RETURN TREND COMPARISON
JANUARY 1, 2016–DECEMBER 31, 2020
(JANUARY 1, 2016 = $100)
Performance Graph Total Stockholder Return

$250
$200
$150
$100
$50
$0
01/01/16
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
FTSE NAREIT Equity REIT Index
S&P 500
Healthpeak Properties, Inc.

	December 31,
	2016	2017	2018	2019	2020
FTSE NAREIT Equity REIT Index	$108.63	$118.05	$113.28	$145.75	$138.28
S&P 500	111.95	136.38	130.39	171.44	202.96
Healthpeak Properties, Inc.	90.63	83.61	95.05	122.72	113.31

ITEM 6.    Selected Financial Data
Set forth below is our selected financial data as of and for each of the years in the five-year period ended December 31 (dollars in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Statement of operations data:
Total revenues	$1,644,875	$1,240,339	$1,191,320	$1,174,275	$1,160,152
Income (loss) from continuing operations	160,507	175,469	837,218	(56,199)	4,276
Income (loss) from discontinued operations	267,746	(115,408)	236,256	478,833	635,650
Net income (loss) applicable to common shares	411,147	43,987	1,058,424	413,013	626,549
Basic earnings per common share:
Continuing operations	0.27	0.33	1.75	(0.15)	(0.02)
Discontinued operations	0.50	(0.24)	0.50	1.03	1.36
Net income (loss) applicable to common shares	0.77	0.09	2.25	0.88	1.34
Diluted earnings per common share:
Continuing operations	0.27	0.33	1.74	(0.15)	(0.02)
Discontinued operations	0.50	(0.24)	0.50	1.03	1.36
Net income (loss) applicable to common shares	0.77	0.09	2.24	0.88	1.34
Balance sheet data:
Total assets	15,920,089	14,032,891	12,718,553	14,088,461	15,759,265
Debt obligations(1)	6,297,979	6,002,252	5,352,424	7,656,944	8,667,637
Total equity	7,344,572	6,667,474	6,512,591	5,594,938	5,941,308
Other data:
Dividends paid	787,072	720,123	696,913	694,955	979,542
Dividends paid per common share(2)	1.480	1.480	1.480	1.480	2.095
Funds from operations (“NAREIT FFO”)(3)	693,367	780,307	780,189	661,113	1,119,153
Diluted NAREIT FFO per common share(3)	1.30	1.59	1.66	1.41	2.39
FFO as Adjusted(3)	874,188	864,352	857,233	918,402	1,282,390
Diluted FFO as Adjusted per common share(3)	1.64	1.76	1.82	1.95	2.74
Adjusted FFO (“AFFO”)(3)	772,705	745,820	746,397	803,720	1,215,696
_______________________________________
(1)Includes bank line of credit, commercial paper, term loans, senior unsecured notes, and mortgage debt. Excludes mortgage debt on assets held for sale and discontinued operations.
(2)Represents cash dividends. Additionally, in October 2016 we issued $6.17 per common share of stock dividends related to the spin-off of Quality Care Properties, Inc.
(3)For a more detailed discussion and reconciliation of NAREIT FFO, FFO as Adjusted and AFFO, see "Results of Operations" and “Non-GAAP Financial Measure Reconciliations” in Item 7 of this report.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information set forth in this Item 7 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:
•COVID-19 Update
•2020 Transaction Overview
•Dividends
•Results of Operations
•Liquidity and Capital Resources
•Contractual Obligations
•Off-Balance Sheet Arrangements
•Inflation
•Non-GAAP Financial Measure Reconciliations
•Critical Accounting Policies
•Recent Accounting Pronouncements
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
Senior Housing
Within our SHOP and CCRC properties, occupancy rates have declined since the onset of the pandemic, a trend that may continue during the pandemic and for some period thereafter as a result of a reduction in, or in some cases prohibitions on, new tenant move-ins due to stricter move-in criteria, lower inquiry volumes, and reduced in-person tours, as well as incidences of COVID-19 outbreaks at our facilities or the perception that outbreaks may occur. Outbreaks, which directly affect our residents and the employees at our senior housing facilities, have and could continue to materially and adversely disrupt operations, as well as cause significant reputational harm to us, our operators, and our tenants. As of February 8, 2021, we had current confirmed resident COVID-19 cases at 85 of our 95 senior housing properties, since the beginning of the pandemic. Our senior housing property operators are also experiencing significant cost increases as a result of higher staffing hours and compensation, the implementation of increased health and safety measures and protocols, and increased usage and inventory of critical medical supplies and personal protective equipment. At our SHOP and CCRC facilities, we bear these significant cost increases.

We and/or our operators temporarily suspended redevelopment across our senior housing portfolio due to “shelter-in-place” orders and local, state, and federal directives, except for certain life safety and essential projects. Although some of these projects have been allowed to restart with infection control protocols in place, future local, state, or federal orders could cause us to re-suspend the work. Other projects remain suspended and we do not know when we will be able to restart construction. In locations where construction continues, construction workers are following applicable guidelines, including appropriate social distancing, limitations on large group gatherings in close proximity, and increased sanitation efforts, which has slowed the pace of construction. These protective actions do not, however, eliminate the risk that outbreaks caused or spread by such activities may occur and impact our tenants, operators and residents. In addition, our planned dispositions may not occur within the expected time or at all because of buyer terminations or withdrawals related to the pandemic, capital constraints, inability to tour properties, or other factors relating to the pandemic.
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
Medical Office Portfolio
Within our medical office portfolio, many physician practices and affiliated hospitals initially delayed or discontinued nonessential surgeries and procedures due to “shelter-in-place” orders and other health and safety measures, which negatively impacted their cash flows during part of 2020. These restrictions have now been lifted in the majority of our markets and operations are at or near pre-pandemic levels. However, we expect that planned move-outs will be delayed during the COVID-19 pandemic, which is expected to slightly increase short-term retention in this portfolio.
We implemented a deferred rent program during the second and third quarters of 2020 that was limited to certain non-health system and non-hospital tenants in good standing, which reduced our cash collections during those months, although we required that the deferred rent be repaid ratably by the end of 2020. Under this program, we agreed to defer approximately $6 million of rent through December 31, 2020, substantially all of which had been collected as of December 31, 2020. We may also implement a deferred rent program for future periods.
Life Science Portfolio
Within our life science portfolio, we have numerous tenants that are working tirelessly to address critical research and testing needs in the fight against COVID-19. We are focused on providing our tenants with the necessary space to complete their critical work and are in continuous contact with our tenants regarding how we can help them meet their needs. Through December 31, 2020, we had provided approximately $1 million of rent deferrals to our life science tenants, all of which was required to be repaid by the end of 2020. As of December 31, 2020, all of the deferred rent had been collected.
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
Liquidity
We believe that we are well positioned to manage the short-term and long-term impacts of the COVID-19 pandemic and the measures to slow its spread while working closely with our tenants, operators, and borrowers as they navigate the pandemic. We had approximately $2.51 billion of liquidity available, including $2.26 billion borrowing capacity under our bank line of credit facility and $259 million of cash and cash equivalents, as of February 8, 2021. While a future downgrade in our credit ratings would adversely impact our cost of borrowing, we believe we continue to have access to the unsecured debt markets. We could also seek to enter into one or more secured debt financings, issue additional securities, including under our 2020 ATM Program (as defined below), or dispose of certain additional assets to fund future operating costs, capital expenditures, or acquisitions, although no assurances can be made in this regard.

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
The extent of the impact of the COVID-19 pandemic on our business and financial results will depend on future developments, including the duration, severity, and spread of COVID-19, health and safety actions taken to contain its spread, any new surges of COVID-19, the severity of outbreak of new strains of COVID-19, the timing and distribution of vaccines and other treatments, and how quickly and to what extent normal economic and operating conditions can resume within the markets in which we operate, each of which are highly uncertain at this time and outside of our control.
2020 Transaction Overview
South San Francisco Land Site Acquisition
In October 2020, we executed a definitive agreement to acquire approximately 12 acres of land for $128 million. The acquisition site is located in South San Francisco, CA, adjacent to two sites currently held by us as land for future development. We made a $10 million nonrefundable deposit upon completing due diligence in November 2020 and expect to close the transaction in 2021.
Cambridge Discovery Park Acquisition
In December 2020, we acquired three life science facilities in Cambridge, Massachusetts for $610 million and a 49% unconsolidated joint venture interest in a fourth property on the same campus for $54 million.
Midwest MOB Acquisition
In October 2020, we acquired a portfolio of seven MOBs located in Indiana, Missouri, and Illinois, for $169 million.
Scottsdale Gateway Acquisition
In July 2020, we acquired one MOB in Scottsdale, Arizona, for $27 million.
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
•The remaining 24 triple-net lease properties, which were subsequently sold in January 2021 (see Senior Housing Portfolio Sales below), were restructured into a single master lease with 2.4% annual rent escalators and a maturity date of December 31, 2027 (the “2019 Amended Master Lease”);
•A portion of annual rent (amount in excess of 6.5% of sales proceeds) related to 14 of the 18 Brookdale Acquisition Assets was reallocated to the remaining properties under the 2019 Amended Master Lease; and

•Brookdale paid down $20 million of future rent under the 2019 Amended Master Lease.
Senior Housing Portfolio Sales
•In December 2020, we sold a portfolio of ten senior housing triple-net assets for $358 million.
•In November 2020, we entered into definitive agreements to sell a portfolio of 13 SHOP assets for $334 million. We sold 12 of the assets for $312 million in December 2020 and provided the buyer with financing of $61 million on four of the assets sold. We expect to sell the final asset during the first half of 2021, upon completion of the license transfer process.
•In October 2020, we entered into a definitive agreement to sell seven SHOP assets for $115 million. We received a $3 million nonrefundable deposit and expect to close the transaction during the first half of 2021.
•In November 2020, we entered into a definitive agreement to sell 32 SHOP and 2 senior housing triple-net assets for $744 million. We received a $35 million nonrefundable deposit upon completion of due diligence in December 2020, sold the 32 SHOP assets in January 2021 for $664 million, and provided the buyer with financing of $410 million. The two senior housing triple-net assets are expected to sell during the first half of 2021, upon completion of the license transfer process.
•In January 2021, we sold 24 senior housing assets under a triple-net lease with Brookdale for $510 million.
•In January 2021, we sold a portfolio of 16 SHOP assets for $230 million and provided the buyer with financing of $150 million.
•In February 2021, we sold eight senior housing assets in a triple-net lease with Harbor Retirement Associates for $132 million.
Other Real Estate Transactions
•In addition to the sales discussed above, during the year ended December 31, 2020, we sold the following: (i) 23 SHOP assets for $190 million, (ii) 21 senior housing triple-net assets for $428 million (inclusive of the 18 facilities sold to Brookdale under the 2019 MTCA), (iii) 11 MOBs for $136 million (inclusive of the exercise of a purchase option by one of our tenants to acquire 3 MOBs), (iv) two MOB land parcels for $3 million, and 1 asset from other non-reportable segments for $1 million.
•In February 2020, we sold a hospital under a DFL for $82 million.
•In December 2020, we acquired one hospital in Dallas, Texas for $34 million.
•During the year ended December 31, 2020, we converted: (i) 13 senior housing triple-net assets with Capital Senior Living Corporation (“CSL”) to a RIDEA structure, with CSL remaining as the manager, (ii) 1 senior housing triple-net asset with CSL to a RIDEA structure with Discovery Senior Living, LLC as the operator, (iii) 2 senior housing triple-net assets with HRA Senior Living (“HRA”) to a RIDEA structure, with HRA remaining as the manager, and (iv) 1 senior housing triple-net asset with Brookdale to a RIDEA structure.
Financing Activities
•During the year ended December 31, 2020, we utilized the forward provisions under the at-the-market equity offering program established in February 2019 (the “2019 ATM Program”) to allow for the sale of up to an aggregate of 2.0 million shares of our common stock at an initial weighted average net price of $35.23 per share, after commissions.
•During the year ended December 31, 2020, we settled all 32.5 million shares previously outstanding under (i) ATM forward contracts and (ii) a 2019 forward equity sales agreement at a weighted average net price of $32.73 per share, after commissions, resulting in net proceeds of $1.06 billion.
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
•During the first quarter of 2021, we repurchased $112 million aggregate principal amount of our 4.25% senior unsecured notes due in 2023, $201 million aggregate principal amount of our 4.20% senior unsecured notes due in 2024, and $469 million aggregate principal amount of our 3.88% senior unsecured notes due in 2024.

Development Activities
•As part of the development program with HCA Healthcare Inc., at December 31, 2020, we had four MOB developments, all of which are on-campus, under contract with an aggregate total estimated cost of $117 million.
•At December 31, 2020, we had five life science development projects in process with an aggregate total estimated cost of $855 million.
Dividends
Quarterly cash dividends paid during 2020 aggregated to $1.48 per share. On February 9, 2021, our Board of Directors declared a quarterly cash dividend of $0.30 per common share. The dividend will be paid on March 5, 2021 to stockholders of record as of the close of business on February 22, 2021.
Results of Operations
We evaluate our business and allocate resources among our reportable business segments: (i) life science, (ii) medical office, and (iii) CCRC. Under the life science and medical office segments, we invest through the acquisition and development of life science facilities, MOBs, and hospitals, which generally require a greater level of property management. Our CCRCs are operated through RIDEA structures. We have other non-reportable segments that are comprised primarily of interests in an unconsolidated senior housing joint venture and debt investments. We evaluate performance based upon property adjusted net operating income (“Adjusted NOI” or “Cash NOI”) in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Consolidated Financial Statements).
In conjunction with classifying our senior housing triple-net and SHOP portfolios as discontinued operations as of December 31, 2020, the results of operations related to those portfolios are no longer presented in reportable business segments. Accordingly, results of operations of those portfolios are not included in the reportable business segment analysis below. Refer to Note 5 to the Consolidated Financial Statements for further information regarding discontinued operations.
Non-GAAP Financial Measures
Net Operating Income
NOI and Adjusted NOI are non-U.S. generally accepted accounting principles (“GAAP”) supplemental financial measures used to evaluate the operating performance of real estate. NOI is defined as real estate revenues (inclusive of rental and related revenues, resident fees and services, income from direct financing leases, and government grant income and exclusive of interest income), less property level operating expenses (which exclude transition costs); NOI excludes all other financial statement amounts included in net income (loss) as presented in Note 16 to the Consolidated Financial Statements. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles, termination fees, actuarial reserves for insurance claims that have been incurred but not reported, and the impact of deferred community fee income and expense. NOI and Adjusted NOI include our share of income (loss) generated by unconsolidated joint ventures and exclude noncontrolling interests’ share of income (loss) generated by consolidated joint ventures. Adjusted NOI is oftentimes referred to as “Cash NOI.” Management believes NOI and Adjusted NOI are important supplemental measures because they provide relevant and useful information by reflecting only income and operating expense items that are incurred at the property level and present them on an unlevered basis. We use NOI and Adjusted NOI to make decisions about resource allocations, to assess and compare property level performance, and to evaluate our Same-Store (“SS”) performance, as described below. We believe that net income (loss) is the most directly comparable GAAP measure to NOI and Adjusted NOI. NOI and Adjusted NOI should not be viewed as alternative measures of operating performance to net income (loss) as defined by GAAP since they do not reflect various excluded items. Further, our definitions of NOI and Adjusted NOI may not be comparable to the definitions used by other REITs or real estate companies, as they may use different methodologies for calculating NOI and Adjusted NOI. For a reconciliation of NOI and Adjusted NOI to net income (loss) by segment, refer to Note 16 to the Consolidated Financial Statements.
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
Properties are included in Same-Store once they are stabilized for the full period in both comparison periods. Newly acquired operating assets are generally considered stabilized at the earlier of lease-up (typically when the tenant(s) control(s) the physical use of at least 80% of the space) or 12 months from the acquisition date. Newly completed developments and redevelopments are considered stabilized at the earlier of lease-up or 24 months from the date the property is placed in service. Properties that experience a change in reporting structure, such as a conversion from a triple-net lease to a RIDEA reporting structure, are considered stabilized after 12 months in operations under a consistent reporting structure. A property is removed from Same-Store when it is classified as held for sale, sold, placed into redevelopment, experiences a casualty event that significantly impacts operations, a change in reporting structure or operator transition has been agreed to, or a significant tenant relocates from a Same-Store property to a non Same-Store property and that change results in a corresponding increase in revenue. We do not report Same-Store metrics for our other non-reportable segments.
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

FFO as Adjusted. In addition, we present NAREIT FFO on an adjusted basis before the impact of non-comparable items including, but not limited to, transaction-related items, impairments (recoveries) of non-depreciable assets, losses (gains) from the sale of non-depreciable assets, restructuring and severance related charges, prepayment costs (benefits) associated with early retirement or payment of debt, litigation costs (recoveries), casualty-related charges (recoveries), foreign currency remeasurement losses (gains), deferred tax asset valuation allowances, and changes in tax legislation (“FFO as Adjusted”). Transaction-related items include transaction expenses and gains/charges incurred as a result of mergers and acquisitions and lease amendment or termination activities. Prepayment costs (benefits) associated with early retirement of debt include the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of debt. Management believes that FFO as Adjusted provides a meaningful supplemental measurement of our FFO run-rate and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. At the same time that NAREIT created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe stockholders, potential investors, and financial analysts who review our operating performance are best served by an FFO run-rate earnings measure that includes certain other adjustments to net income (loss), in addition to adjustments made to arrive at the NAREIT defined measure of FFO. FFO as Adjusted is used by management in analyzing our business and the performance of our properties and we believe it is important that stockholders, potential investors, and financial analysts understand this measure used by management. We use FFO as Adjusted to: (i) evaluate our performance in comparison with expected results and results of previous periods, relative to resource allocation decisions, (ii) evaluate the performance of our management, (iii) budget and forecast future results to assist in the allocation of resources, (iv) assess our performance as compared with similar real estate companies and the industry in general, and (v) evaluate how a specific potential investment will impact our future results. Other REITs or real estate companies may use different methodologies for calculating an adjusted FFO measure, and accordingly, our FFO as Adjusted may not be comparable to those reported by other REITs. For a reconciliation of net income (loss) to NAREIT FFO and FFO as Adjusted and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.
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
Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019 and the Year Ended December 31, 2019 to the Year Ended December 31, 2018
Overview(1)

2020 and 2019
The following table summarizes results for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,
	2020	2019	Change
Net income (loss) applicable to common shares	$411,147	$43,987	$367,160
NAREIT FFO	693,367	780,307	(86,940)
FFO as Adjusted	874,188	864,352	9,836
AFFO	772,705	745,820	26,885
_______________________________________
(1)For the reconciliation of non-GAAP financial measures, see “Non-GAAP Financial Measure Reconciliations” below.
Net income (loss) applicable to common shares (“net income (loss)”) increased primarily as a result of the following:
•an increase in other income, net as a result of: (i) a gain upon change of control related to the acquisition of the outstanding equity interests in 13 CCRCs from Brookdale during the first quarter of 2020, (ii) a gain on sale related to the sale of a hospital underlying a DFL during the first quarter of 2020, and (iii) government grant income received under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) during 2020;
•an increase in net gain on sales of real estate during 2020;
•an increase in interest income, primarily as a result of new loans and additional funding of existing loans;
•a decrease in loss on debt extinguishments;
•an increase in income tax benefit as a result of (i) the above-mentioned acquisition of Brookdale’s interest in 13 CCRCs and related management termination fee expense paid to Brookdale in connection with transitioning management to LCS during the first quarter of 2020 and (ii) the extension of the net operating loss carryback provided by the CARES Act, partially offset by additional income tax expense due to a deferred tax asset valuation allowance; and
•NOI generated from: (i) 2019 and 2020 acquisitions of real estate, (ii) development and redevelopment projects placed in service during 2019 and 2020, and (iii) new leasing activity in 2019 and 2020 (including the impact to straight-line rents).
The increase in net income (loss) was partially offset by:
•a reduction in income related to assets sold during 2019 and 2020;
•additional expense due to the management termination fee paid to Brookdale in connection with transitioning management of 13 CCRCs to LCS during the first quarter of 2020;
•additional expenses and decreased occupancy in our SHOP and CCRC assets related to COVID-19;
•a reduction in equity income (loss) from unconsolidated joint ventures during 2020 primarily due to our share of net losses from an unconsolidated joint venture owning 19 senior housing assets that was formed in December 2019;
•increased depreciation and amortization expense as a result of: (i) assets acquired during 2019 and 2020, (ii) the acquisition of Brookdale’s interest in and consolidation of 13 CCRCs during the first quarter of 2020, and (iii) development and redevelopment projects placed into service during 2019 and 2020, partially offset by dispositions of real estate throughout 2019 and 2020; and
•increased credit losses related to loans receivable as a result of: (i) adopting the current expected credit losses model required under Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), (ii) new loans funded during 2020, and (iii) the impact of COVID-19 on expected credit losses.

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
•deferred tax asset valuation allowance;
•net gain on sales of assets underlying DFLs and non-depreciable assets, such as land;
•losses on debt extinguishment; and
•the increase in credit losses.
AFFO increased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents and the increase in deferred tax benefit, which are excluded from AFFO.
2019 and 2018
The following table summarizes results for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2019	2018	Change
Net income (loss) applicable to common shares	$43,987	$1,058,424	$(1,014,437)
NAREIT FFO	780,307	780,189	118
FFO as Adjusted	864,352	857,233	7,119
AFFO	745,820	746,397	(577)
Net income (loss) applicable to common shares (“net income (loss)”) decreased primarily as a result of the following:
•a reduction in NOI as a result of asset sales during 2018 and 2019;
•a larger net gain on sales of real estate during 2018 compared to 2019, primarily related to the sale of our Shoreline Technology Center life science campus in November 2018;
•increased depreciation and amortization expense as a result of: (i) assets acquired during 2018 and 2019, (ii) development and redevelopment projects placed into service during 2018 and 2019, and (iii) the conversion of 14 senior housing triple-net assets from a DFL to a RIDEA structure in 2019, partially offset by decreased depreciation and amortization from asset sales during 2018 and 2019;
•an increase in loss on debt extinguishments, resulting from redemptions and repurchases of senior unsecured notes in 2019; and
•increased impairment charges on real estate assets recognized during 2019 compared to 2018.
The decrease in net income (loss) was partially offset by:
•increased NOI from: (i) annual rent escalations, (ii) 2018 and 2019 acquisitions, and (iii) development and redevelopment projects placed in service during 2018 and 2019;
•a reduction in interest expense as a result of debt repayments during 2018 and 2019; and
•an increase in other income, primarily resulting from: (i) a gain upon change of control of 19 SHOP assets in 2019, and (ii) a loss on consolidation of seven care homes in the U.K. during the first quarter of 2018, partially offset by a gain upon change of control related to the acquisition of the outstanding equity interests in three life science joint ventures in November 2018.

NAREIT FFO increased primarily as a result of the aforementioned events impacting net income (loss), except for the following, which are excluded from NAREIT FFO:
•gains on sales of real estate, including related tax impacts;
•depreciation and amortization expense;
•impairments charges on real estate assets; and
•gains and losses upon change of control.
FFO as Adjusted increased primarily as a result of the aforementioned events impacting NAREIT FFO, except for losses on debt extinguishment, which are excluded from FFO as Adjusted.
AFFO decreased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents, which is excluded from AFFO. The decrease in AFFO was also partially due to increased AFFO capital expenditures during 2019.
Segment Analysis
The following tables provide selected operating information for our Same-Store and total property portfolio for each of our reportable segments. For the year ended December 31, 2020, our Same-Store consists of 341 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2019 and that remained in operations under a consistent reporting structure through December 31, 2020. For the year ended December 31, 2019, our Same-Store consisted of 334 properties acquired or placed in service and stabilized on or prior to January 1, 2018 and that remained in operations under a consistent reporting structure through December 31, 2019. Our total property portfolio consisted of 457, 453, and 516 properties at December 31, 2020, 2019, and 2018, respectively.

Life Science

2020 and 2019
The following table summarizes results at and for the years ended December 31, 2020 and 2019 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	2020	2019	Change	2020	2019	Change
Rental and related revenues	$342,486	$329,024	$13,462	$569,296	$440,784	$128,512
Healthpeak’s share of unconsolidated joint venture total revenues	—	—	—	448	—	448
Noncontrolling interests' share of consolidated joint venture total revenues	(146)	(140)	(6)	(239)	(187)	(52)
Operating expenses	(81,364)	(79,186)	(2,178)	(138,005)	(107,472)	(30,533)
Healthpeak's share of unconsolidated joint venture operating expenses	—	—	—	(137)	—	(137)
Noncontrolling interests' share of consolidated joint venture operating expenses	48	45	3	72	59	13
Adjustments to NOI(2)	(1,758)	(5,568)	3,810	(20,133)	(22,103)	1,970
Adjusted NOI	$259,266	$244,175	$15,091	411,302	311,081	100,221
Less: non-SS Adjusted NOI				(152,036)	(66,906)	(85,130)
SS Adjusted NOI				$259,266	$244,175	$15,091
Adjusted NOI % change			6.2%
Property count(3)	95	95		140	134
End of period occupancy	96.8%	95.5%		96.3%	96.0%
Average occupancy	96.4%	96.2%		96.0%	96.7%
Average occupied square feet	5,825	5,819		8,724	7,288
Average annual total revenues per occupied square foot	$58	$56		$63	$57
Average annual base rent per occupied square foot(4)	$47	$44		$50	$45
_______________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments to NOI in accordance with the Company’s definition of Adjusted NOI. Refer to “Non-GAAP Measures” above for definitions of NOI and Adjusted NOI.
(3)From our 2019 presentation of Same-Store, we removed one life science facility that was placed in redevelopment and one life science facility related to a significant tenant relocation.
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

2019 and 2018
The following table summarizes results at and for the years ended December 31, 2019 and 2018 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	2019	2018	Change	2019	2018	Change
Rental and related revenues	$293,400	$276,996	$16,404	$440,784	$395,064	$45,720
Healthpeak’s share of unconsolidated joint venture total revenues	—	—	—	—	4,328	(4,328)
Noncontrolling interests' share of consolidated joint venture total revenues	(77)	(79)	2	(187)	(117)	(70)
Operating expenses	(69,422)	(65,017)	(4,405)	(107,472)	(91,742)	(15,730)
Healthpeak's share of unconsolidated joint venture operating expenses	—	—	—	—	(1,131)	1,131
Noncontrolling interests' share of consolidated joint venture operating expenses	20	22	(2)	59	44	15
Adjustments to NOI(2)	(1,944)	(2,829)	885	(22,103)	(9,718)	(12,385)
Adjusted NOI	$221,977	$209,093	$12,884	311,081	296,728	14,353
Less: non-SS Adjusted NOI				(89,104)	(87,635)	(1,469)
SS Adjusted NOI				$221,977	$209,093	$12,884
Adjusted NOI % change			6.2%
Property count(3)	93	93		134	124
End of period occupancy	96.6%	96.1%		96.0%	96.6%
Average occupancy	96.2%	94.9%		96.7%	95.1%
Average occupied square feet	5,415	5,345		7,288	7,194
Average annual total revenues per occupied square foot	$54	$51		$57	$55
Average annual base rent per occupied square foot(4)	$43	$41		$45	$44
_______________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments to NOI in accordance with the Company’s definition of Adjusted NOI. Refer to “Non-GAAP Measures” above for definitions of NOI and Adjusted NOI.
(3)From our 2018 presentation of Same-Store, we removed one life science facility that was sold, two life science facilities that were placed into redevelopment, and one life science facility related to a casualty event.
(4)Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and deferred revenues).
Same-Store Adjusted NOI increased primarily as a result of the following:
•new leasing activity;
•mark-to-market lease renewals;
•increased occupancy; and
•annual rent escalations.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned increases to Same-Store and the following Non-Same-Store impacts:
•NOI from (i) increased occupancy in developments and redevelopments placed into service in 2018 and 2019 and (ii) acquisitions in 2019; partially offset by
•decreased NOI from facilities sold in 2018 and 2019 and the placement of facilities into redevelopment in 2019.

Medical Office

2020 and 2019
The following table summarizes results at and for the years ended December 31, 2020 and 2019 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	2020	2019	Change	2020	2019	Change
Rental and related revenues	$533,842	$527,192	$6,650	$612,678	$604,505	$8,173
Income from direct financing leases	8,575	8,387	188	9,720	16,666	(6,946)
Healthpeak’s share of unconsolidated joint venture total revenues	2,683	2,720	(37)	2,772	2,810	(38)
Noncontrolling interests' share of consolidated joint venture total revenues	(34,098)	(33,460)	(638)	(34,597)	(33,998)	(599)
Operating expenses	(175,325)	(175,192)	(133)	(204,008)	(201,620)	(2,388)
Healthpeak's share of unconsolidated joint venture operating expenses	(1,128)	(1,107)	(21)	(1,129)	(1,107)	(22)
Noncontrolling interests' share of consolidated joint venture operating expenses	10,281	10,045	236	10,282	10,109	173
Adjustments to NOI(2)	(5,861)	(6,564)	703	(5,544)	(4,602)	(942)
Adjusted NOI	$338,969	$332,021	$6,948	390,174	392,763	(2,589)
Less: non-SS Adjusted NOI				(51,205)	(60,742)	9,537
SS Adjusted NOI				$338,969	$332,021	$6,948
Adjusted NOI % change			2.1%
Property count(3)	246	246		281	281
End of period occupancy	92.5%	92.9%		90.4%	92.3%
Average occupancy	92.5%	92.6%		91.3%	92.3%
Average occupied square feet	18,488	18,506		20,448	20,736
Average annual total revenues per occupied square foot	$29	$29		$30	$30
Average annual base rent per occupied square foot(4)	$25	$25		$26	$26
_______________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments to NOI in accordance with the Company’s definition of Adjusted NOI. Refer to “Non-GAAP Measures” above for definitions of NOI and Adjusted NOI.
(3)From our 2019 presentation of Same-Store, we removed 10 MOBs that were sold, 6 MOBs that were classified as held for sale, and3 MOBs that were placed into redevelopment.
(4)Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and deferred revenues).
Same-Store Adjusted NOI increased primarily as a result of the following:
•mark-to-market lease renewals; and
•annual rent escalations; partially offset by
•lower parking income.
Total Portfolio Adjusted NOI decreased primarily as a result of MOB sales during 2019 and 2020, partially offset by the aforementioned increases to Same-Store and the following Non-Same-Store impacts:
•NOI from our 2019 and 2020 acquisitions; and
•increased occupancy in former redevelopment and development properties that have been placed into service.

2019 and 2018
The following table summarizes results at and for the years ended December 31, 2019 and 2018 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	2019	2018	Change	2019	2018	Change
Rental and related revenues	$510,623	$499,227	$11,396	$604,505	$580,050	$24,455
Income from direct financing leases	16,665	16,349	316	16,666	16,349	317
Healthpeak’s share of unconsolidated joint venture total revenues	2,720	2,606	114	2,810	2,695	115
Noncontrolling interests' share of consolidated joint venture total revenues	(18,140)	(17,689)	(451)	(33,998)	(18,042)	(15,956)
Operating expenses	(162,996)	(159,772)	(3,224)	(201,620)	(195,362)	(6,258)
Healthpeak's share of unconsolidated joint venture operating expenses	(1,107)	(1,052)	(55)	(1,107)	(1,053)	(54)
Noncontrolling interests' share of consolidated joint venture operating expenses	5,288	5,288	—	10,109	4,591	5,518
Adjustments to NOI(2)	(3,641)	(5,232)	1,591	(4,602)	(5,953)	1,351
Adjusted NOI	$349,412	$339,725	$9,687	392,763	383,275	9,488
Less: non-SS Adjusted NOI				(43,351)	(43,550)	199
SS Adjusted NOI				$349,412	$339,725	$9,687
Adjusted NOI % change			2.9%
Property count(3)	241	241		281	283
End of period occupancy	93.2%	93.5%		92.3%	92.7%
Average occupancy	93.2%	93.4%		92.3%	92.6%
Average occupied square feet	18,016	18,014		20,736	20,329
Average annual total revenues per occupied square foot	$29	$29		$30	$29
Average annual base rent per occupied square foot(4)	$25	$25		$26	$25
_______________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments to NOI in accordance with the Company’s definition of Adjusted NOI. Refer to “Non-GAAP Measures” above for definitions of NOI and Adjusted NOI.
(3)From our 2018 presentation of Same-Store, we removed eight MOBs that were sold, three MOBs that were placed into redevelopment, and two MOBs that were classified as held for sale.
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
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned increases to Same-Store and the following Non-Same-Store impacts:
•2018 and 2019 acquisitions; and
•increased occupancy in former development and redevelopment properties placed into service; partially offset by
•dispositions during 2018 and 2019.

Continuing Care Retirement Community

2020 and 2019
The following table summarizes results at and for the years ended December 31, 2020 and 2019 (dollars in thousands, except per unit data):

	SS(1)			Total Portfolio(2)
	2020	2019	Change	2020	2019	Change
Resident fees and services	$—	$—	$—	$436,494	$3,010	$433,484
Government grant income(3)	—	—	—	16,198	—	16,198
Healthpeak’s share of unconsolidated joint venture total revenues	—	—	—	35,392	211,377	(175,985)
Healthpeak's share of unconsolidated joint venture government grant income	—	—	—	920	—	920
Operating expenses	—	—	—	(440,528)	(2,215)	(438,313)
Healthpeak's share of unconsolidated joint venture operating expenses	—	—	—	(32,125)	(170,473)	138,348
Adjustments to NOI(4)	—	—	—	97,072	16,985	80,087
Adjusted NOI	$—	$—	$—	113,423	58,684	54,739
Less: non-SS Adjusted NOI				(113,423)	(58,684)	(54,739)
SS Adjusted NOI				$—	$—	$—
Adjusted NOI % change			—%
Property count	—	—		17	17
Average occupancy	—%	—%		81.4%	85.6%
Average capacity (units)(5)	—	—		8,323	7,310
Average annual rent per unit	$—	$—		$63,252	$64,337
_______________________________________
(1)All CCRC properties are excluded from the Same-Store population as they experienced a change in reporting structure, underwent an operator transition during the periods presented, or are classified as held for sale. As such, no Same-Store results are presented in the table above.
(2)Total Portfolio includes results of operations from disposed properties and properties that transferred segments through the disposition or transfer date.
(3)Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the consolidated statements of operations.
(4)Represents adjustments to NOI in accordance with the Company’s definition of Adjusted NOI. Refer to “Non-GAAP Measures” above for definitions of NOI and Adjusted NOI.
(5)Represents average capacity as reported by the respective tenants or operators for the 12-month period.
Total Portfolio Adjusted NOI increased primarily as a result of the following:
•the acquisition of the remaining 51% interest in 13 communities previously held in a joint venture during the first quarter of 2020; and
•the transfer of two CCRC properties that converted from triple-net leases to RIDEA structures during the fourth quarter of 2019.

2019 and 2018
The following table summarizes results at and for the years ended December 31, 2019 and 2018 (dollars in thousands, except per unit data):

	SS			Total Portfolio(1)
	2019	2018	Change	2019	2018	Change
Resident fees and services	$—	$—	$—	$3,010	$—	$3,010
Healthpeak’s share of unconsolidated joint venture total revenues	—	—	—	211,377	206,221	5,156
Operating expenses	—	—	—	(2,215)	—	(2,215)
Healthpeak's share of unconsolidated joint venture operating expenses	—	—	—	(170,473)	(166,414)	(4,059)
Adjustments to NOI(3)	—	—	—	16,985	15,504	1,481
Adjusted NOI	$—	$—	$—	58,684	55,311	3,373
Less: non-SS Adjusted NOI				(58,684)	(55,311)	(3,373)
SS Adjusted NOI				$—	$—	$—
Adjusted NOI % change			—%
Property count	—	—		17	15
Average occupancy	—%	—%		85.6%	85.8%
Average capacity (units)(4)	—	—		7,310	7,263
Average annual rent per unit	$—	$—		$64,337	$62,531
_____________________________________
(1)All CCRC properties are excluded from the Same-Store population as they experienced a change in reporting structure, underwent an operator transition during the periods presented, or are classified as held for sale. As such, no Same-Store results are presented in the table above.
(2)Total Portfolio includes results of operations from disposed properties and properties that transferred segments through the disposition or transfer date.
(3)Represents adjustments to NOI in accordance with the Company’s definition of Adjusted NOI. Refer to “Non-GAAP Measures” above for definitions of NOI and Adjusted NOI.
(4)Represents average capacity as reported by the respective tenants or operators for the 12-month period.
Total Portfolio Adjusted NOI increased as a result of the transfer of two CCRC properties that converted from triple-net leases to RIDEA structures during the fourth quarter of 2019 and an increase in our share of Total Portfolio Adjusted NOI from the CCRC JV.

Other Income and Expense Items

The following table summarizes results for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,			2020 vs.	2019 vs.
	2020	2019	2018	2019	2018
Interest income	$16,553	$9,844	$10,406	$6,709	$(562)
Interest expense	218,336	217,612	261,280	724	(43,668)
Depreciation and amortization	553,949	435,191	404,681	118,758	30,510
General and administrative	93,237	92,966	96,702	271	(3,736)
Transaction costs	18,342	1,963	1,137	16,379	826
Impairments and loan loss reserves (recoveries), net	42,909	17,708	10,917	25,201	6,791
Gain (loss) on sales of real estate, net	90,350	(40)	831,368	90,390	(831,408)
Loss on debt extinguishments	(42,912)	(58,364)	(44,162)	15,452	(14,202)
Other income (expense), net	234,684	165,069	13,425	69,615	151,644
Income tax benefit (expense)	9,423	5,479	4,396	3,944	1,083
Equity income (loss) from unconsolidated joint ventures	(66,599)	(6,330)	(5,755)	(60,269)	(575)
Income (loss) from discontinued operations	267,746	(115,408)	236,256	383,154	(351,664)
Noncontrolling interests’ share in continuing operations	(14,394)	(14,558)	(12,294)	164	(2,264)
Noncontrolling interests’ share in discontinued operations	(296)	27	(87)	(323)	114
Interest income
Interest income increased for the year ended December 31, 2020 primarily as a result of new loans and additional funding of existing loans.
Interest expense
Interest expense decreased for the year ended December 31, 2019 primarily as a result of senior unsecured notes repurchases and redemptions during 2018 and 2019, partially offset by senior unsecured notes issued during 2019.
Depreciation and amortization expense
Depreciation and amortization expense increased for the year ended December 31, 2020 primarily as a result of: (i) the acquisition of Brookdale’s interest in and consolidation of 13 CCRCs during the first quarter of 2020, (ii) assets acquired during 2019 and 2020, and (iii) development and redevelopment projects placed into service during 2019 and 2020. The increase was partially offset by dispositions of real estate throughout 2019 and 2020.
Depreciation and amortization expense increased for the year ended December 31, 2019 primarily as a result of (i) assets acquired during 2018 and 2019 and (ii) development and redevelopment projects placed into service during 2018 and 2019, partially offset by dispositions of real estate throughout 2018 and 2019.
General and administrative expense
General and administrative expenses decreased for the year ended December 31, 2019 primarily as a result of decreased severance and related charges, driven by the departure of our former Executive Chairman in March 2018, partially offset by higher compensation costs in 2019.
Transaction costs
Transaction costs increased for the year ended December 31, 2020 primarily as a result of costs associated with the transition of 13 CCRCs from Brookdale to LCS in January 2020.
Impairments and loan loss reserves (recoveries), net
The impairment charges recognized in each period vary depending on facts and circumstances related to each asset and are impacted by negotiations with potential buyers, current operations of the assets, and other factors.

Impairments and loan loss reserves (recoveries), net increased for the year ended December 31, 2020 primarily as a result of: (i) an increase related to buildings we intend to demolish and (ii) an increase in credit losses under the current expected credit losses model (which we began using in conjunction with our adoption of ASU 2016-13 on January 1, 2020).
Impairments and loan loss reserves (recoveries), net increased for the year ended December 31, 2019 as a result of additional assets being impaired under the held-for-sale impairment model.
Gain (loss) on sales of real estate, net
During the year ended December 31, 2020, we sold: (i) 11 MOBs, (ii) 2 MOB land parcels, and (iii) 1 facility from the other non-reportable segment, resulting in total gain on sales of $90 million.
During the year ended December 31, 2019, we sold: (i) our remaining 49% interest in our U.K. joint venture, (ii) 11 MOBs, (iii) 1 life science asset, (iv) 1 undeveloped life science land parcel, and (v) 1 facility from other non-reportable segments, resulting in no material gain or loss on sale.
During the year ended December 31, 2018, we sold: (i) a 51% interest in substantially all the U.K. assets previously owned by the Company, (ii) 16 life science assets, and (iii) 4 MOBs, resulting in total gain on sales of $831 million.
Loss on debt extinguishments
Refer to Note 11 to the Consolidated Financial Statements for information regarding unsecured note repurchases, repayments, and redemptions and the associated loss on debt extinguishments recognized.
Other income (expense), net
Other income (expense), net increased for the year ended December 31, 2020 primarily as a result of: (i) a gain upon change of control related to the acquisition of the outstanding equity interest in 13 CCRCs from Brookdale during the first quarter of 2020; (ii) a gain on sale related to the sale of a hospital underlying a DFL during the first quarter of 2020; and (iii) government grant income received under the CARES Act during 2020. The increase was partially offset by a gain upon change of control recognized in 2019 related to a senior housing joint venture with a sovereign wealth fund (see Note 4 to the Consolidated Financial Statements).
Other income (expense), net increased for the year ended December 31, 2019 primarily as a result of (i) a gain upon change of control recognized in 2019 related to a senior housing joint venture with a sovereign wealth fund and (ii) a loss upon change of control of seven U.K. care homes in March 2018 (see Note 19 to the Consolidated Financial Statements). The increase in other income (expense), net was partially offset by a gain upon change of control related to the acquisition of the outstanding equity interests in three life science joint ventures in November 2018.
Income tax benefit (expense)
Income tax benefit increased for the year ended December 31, 2020 primarily as a result of the tax benefits related to the purchase of Brookdale’s interest in 13 of the 15 communities in the CCRC JV, including the management termination fee expense paid to Brookdale in connection with transitioning management of 13 CCRCs to LCS, and the extension of the net operating loss carryback period provided by the CARES Act, partially offset by a deferred tax asset valuation allowance and corresponding income tax expense recognized in 2020.
Equity income (loss) from unconsolidated joint ventures
Equity income from unconsolidated joint ventures decreased for the year ended December 31, 2020 primarily as a result of our share of net losses from an unconsolidated joint venture owning 19 SHOP assets that was formed in December 2019, partially offset by no longer recognizing the operating results of 13 CCRCs in equity income (loss) from unconsolidated joint ventures as we acquired Brookdale’s interest and now consolidate those facilities. The decrease is further offset by our share of a gain on sale of one asset in an unconsolidated joint venture during the first quarter of 2020.
Equity income from unconsolidated joint ventures decreased for the year ended December 31, 2019 primarily as a result of an impairment charge recognized related to one asset classified as held-for-sale in the CCRC JV (see Note 9 to the Consolidated Financial Statements) and the sale of our equity method investment in RIDEA II in June 2018, partially offset by additional equity income from our previously-held investment in the U.K. JV.

Income (loss) from discontinued operations
Income from discontinued operations increased for the year ended December 31, 2020 primarily as a result of: (i) increased gain on sales of real estate from the disposal of multiple senior housing portfolios during 2019 and 2020; (ii) decreased depreciation and amortization expense due to assets being disposed of or classified as held for sale throughout 2019 and 2020 and assets that were fully depreciated in 2019 and 2020; (iii) government grant income received under the CARES Act during 2020; and (iv) NOI from acquisitions during 2019. The increase in income (loss) from discontinued operations was partially offset by: (i) decreased NOI from dispositions of real estate during 2019 and 2020 and (ii) increased expenses and decreased occupancy related to COVID-19.
Income (loss) from discontinued operations decreased for the year ended December 31, 2019 primarily as a result of: (i) decreased gain on sales of real estate; (ii) increased impairment charges due to additional asset being classified as held for sale in 2019; (iii) increased depreciation and amortization expense due to acquisitions of real estate during 2018 and 2019; (iv) decreased NOI from dispositions of real estate during 2018 and 2019. The decrease in income (loss) from discontinued operations was partially offset by: (i) increased other income (expense), net from a gain upon change of control related to consolidating a senior housing joint venture in 2019 and (ii) additional NOI from acquisitions during 2018 and 2019.
Liquidity and Capital Resources
We anticipate that our cash flow from operations, available cash balances, and cash from our various financing activities will be adequate for at least the next 12 months for purposes of: (i) funding recurring operating expenses; (ii) meeting debt service requirements; and (iii) satisfying our distributions to our stockholders and non-controlling interest members. During the year ended December 31, 2020, distributions to common shareholders and noncontrolling interest holders exceeded cash flows from operations by approximately $66 million. Distributions were made using a combination of cash flows from operations, funds available under our bank line of credit and commercial paper program, proceeds from the sale of properties, and other sources of cash available to us.
Our principal investing liquidity needs for the next 12 months are to:
•fund capital expenditures, including tenant improvements and leasing costs and
•fund future acquisition, transactional and development activities.
We anticipate satisfying these future investing needs using one or more of the following:
•cash flow from operations;
•sale of, or exchange of ownership interests in, properties or other investments;
•borrowings under our bank line of credit and commercial paper program;
•issuance of additional debt, including unsecured notes, term loans, and mortgage debt; and/or
•issuance of common or preferred stock or its equivalent.
Our ability to access the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our bank line of credit and term loan accrue interest at a rate per annum equal to LIBOR plus a margin that depends upon the credit ratings of our senior unsecured long term debt. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. As of February 8, 2021, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global and Fitch, and short-term credit ratings of P-2, A-2 and F2 from Moody's, S&P Global, and Fitch, respectively.
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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below. The following table sets forth changes in cash flows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by (used in) operating activities	$758,431	$846,073	$848,709
Net cash provided by (used in) investing activities	(1,007,700)	(1,448,778)	1,829,279
Net cash provided by (used in) financing activities	246,450	647,271	(2,620,536)
Operating Cash Flows
Operating cash flow decreased $88 million between the years ended December 31, 2020 and 2019 primarily as the result of: (i) the termination fee paid to Brookdale in connection with the CCRC Acquisition; (ii) assets sold during 2019 and 2020, and (iii) additional expenses and decreased occupancy in our SHOP and CCRC assets related to COVID-19. The decrease in operating cash flow is partially offset by: (i) 2019 and 2020 acquisitions, (ii) annual rent increases, (iii) new leasing activity; (iv) developments and redevelopments placed in service during 2019 and 2020, and (v) increased interest received from new loan investments.
Operating cash flow decreased $3 million between the years ended December 31, 2019 and 2018 primarily as the result of: (i) dispositions during 2018 and 2019 and (ii) occupancy declines and higher labor costs within our SHOP assets. The decrease in operating cash flow is partially offset by: (i) 2018 and 2019 acquisitions, (ii) annual rent increases, (iii) developments and redevelopments placed in service during 2018 and 2019, and (iv) decreased interest paid as a result of debt repayments during 2018 and 2019.
Our cash flow from operations is dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors.
Investing Cash Flows
The following are significant investing activities for the year ended December 31, 2020:
•received net proceeds of $1.5 billion primarily from (i) sales of real estate assets (including real estate assets under DFLs) and (ii) sales and repayments of loans receivable; and
•made investments of $2.5 billion primarily related to the (i) acquisition, development, and redevelopment of real estate and (ii) funding of loan investments.
The following are significant investing activities for the year ended December 31, 2019:
•received net proceeds of $976 million primarily from: (i) sales of real estate assets (including real estate assets under DFLs), (ii) the sale of our investment in the U.K. JV, and (iii) the sale of a 46.5% interest in 19 previously consolidated SHOP assets; and
•made investments of $2.4 billion primarily related to the (i) acquisition, development, and redevelopment of real estate and (ii) funding of loan investments.
The following are significant investing activities for the year ended December 31, 2018:
•received net proceeds of $2.9 billion primarily from: (i) sales of real estate assets, (ii) the sale of RIDEA II, (iii) the sale of the Tandem Mezzanine Loan, and (iv) the U.K. JV transaction; and
•made investments of $1.1 billion primarily for the acquisition and development of real estate.
Financing Cash Flows
The following are significant financing activities for the year ended December 31, 2020:
•made net borrowings of $16 million primarily under our bank line of credit, commercial paper, and senior unsecured notes (including debt extinguishment costs);
•paid cash dividends on common stock of $787 million; and
•issued common stock of $1.1 billion.

The following are significant financing activities for the year ended December 31, 2019:
•made net borrowings of $573 million primarily under our bank line of credit, commercial paper, term loan, and senior unsecured notes (including debt extinguishment costs);
•paid cash dividends on common stock of $720 million; and
•issued common stock of $796 million.
The following are significant financing activities for the year ended December 31, 2018:
•repaid $2.4 billion of debt under our: (i) bank line of credit, (ii) term loan, (iii) senior unsecured notes (including debt extinguishment costs) and (iv) mortgage debt;
•paid cash dividends on common stock of $697 million;
•paid $83 million for distributions to and purchases of noncontrolling interests, primarily related to our acquisition of Brookdale’s noncontrolling interest in RIDEA I;
•raised net proceeds of $218 million from the issuances of common stock, primarily from our at-the-market equity program; and
•received proceeds of $300 million for issuances of noncontrolling interests.
Discontinued Operations
Operating, investing, and financing cash flows in our Consolidated Statements of Cash Flows are reported inclusive of both cash flows from continuing operations and cash flows from discontinued operations. Certain significant cash flows from discontinued operations are disclosed in Note 18 to the Consolidated Financial Statements. The absence of future cash flows from discontinued operations is not expected to significantly impact our liquidity, as the proceeds from senior housing triple-net and SHOP dispositions are expected to be used to pay down debt and invest in additional real estate in our other business lines. Additionally, we have multiple other sources of liquidity that can be utilized in the future, as needed. Refer to the Liquidity and Capital Resources section above for additional information regarding our liquidity.
Debt

Senior Unsecured Notes
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
From January 1, 2021 to February 8, 2021, we repurchased $112 million aggregate principal amount of our 4.25% senior unsecured notes due in 2023, $201 million aggregate principal amount of our 4.20% senior unsecured notes due in 2024, and $469 million aggregate principal amount of our 3.88% senior unsecured notes due in 2024.
See Note 11 to the Consolidated Financial Statements for additional information about our outstanding debt.
Approximately 94%, 94%, and 99% of our consolidated debt, excluding debt classified as liabilities related to assets held for sale and discontinued operations, net, was fixed rate debt as of December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, our fixed rate debt and variable rate debt had weighted average interest rates of 3.85% and 0.85%, respectively. At December 31, 2019, our fixed rate debt and variable rate debt had weighted average interest rates of 3.94% and 2.58%, respectively. At December 31, 2018, our fixed rate debt and variable rate debt had weighted average interest rates of 4.04% and 2.12%, respectively. We had $36 million, $42 million and $43 million of variable rate debt swapped to fixed through interest rate swaps as of December 31, 2020, 2019 and 2018, respectively, which is reported in liabilities related to assets held for sale and discontinued operations, net. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.

Equity

At December 31, 2020, we had 538 million shares of common stock outstanding, equity totaled $7.3 billion, and our equity securities had a market value of $16.5 billion.
At December 31, 2020, non-managing members held an aggregate of five million units in seven limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At December 31, 2020, the outstanding DownREIT units were convertible into approximately seven million shares of our common stock.
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
During the year ended December 31, 2020, the Company settled all 16.8 million shares previously outstanding under ATM forward contracts at a weighted average net price of $31.38 per share, after commissions, resulting in net proceeds of $528 million.
At December 31, 2020, approximately $1.25 billion of our common stock remained available for sale under the 2020 ATM Program. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any of the remaining shares under our 2020 ATM Program.
Other than in connection with settlement of ATM forward contracts described above, during the year ended December 31, 2020, we did not issue any shares of our common stock under our 2020 ATM Program.
See Note 13 to the Consolidated Financial Statements for additional information about our 2020 ATM Program and our previous at-the-market equity offering program.
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

Contractual Obligations
The following table summarizes our material contractual payment obligations and commitments, excluding obligations and commitments related to assets classified as discontinued operations, at December 31, 2020 (in thousands):

	Total(1)	2021	2022-2023	2024-2025	More than Five Years
Bank line of credit	$—	$—	$—	$—	$—
Commercial paper	129,590	129,590	—	—	—
Term loan	250,000	—	—	250,000	—
Senior unsecured notes	5,750,000	—	300,000	2,500,000	2,950,000
Mortgage debt(2)	216,780	13,015	94,717	6,259	102,789
Construction loan commitments(3)	11,137	11,137	—	—	—
Lease and other contractual commitments(4)	109,126	94,124	15,002	—	—
Development commitments(5)	196,749	180,846	15,247	656	—
Ground and other operating leases	536,223	11,349	23,196	19,622	482,056
Interest(6)	1,649,566	233,954	457,063	332,007	626,542
Total	$8,849,171	$674,015	$905,225	$3,108,544	$4,161,387
_______________________________________
(1)Excludes $4 million of development commitments, $4 million of ground and other operating leases, and $111 million of interest related to assets classified as discontinued operations. See Note 5 to the Consolidated Financial Statements for further information regarding discontinued operations.
(2)Excludes mortgage debt on assets held for sale and discontinued operations of $319 million and mortgage debt from unconsolidated joint ventures.
(3)Represents loan commitments to finance development and redevelopment projects.
(4)Represents our commitments, as lessor, under signed leases and contracts for operating properties and includes allowances for tenant improvements and leasing commissions. Excludes allowances for tenant improvements related to developments in progress for which we have executed an agreement with a general contractor to complete the tenant improvements (recognized in the "Development commitments" line).
(5)Represents construction and other commitments for developments in progress and includes allowances for tenant improvements of $28 million that we have provided as a lessor.
(6)Interest on variable-rate debt is calculated using rates in effect at December 31, 2020.
Off-Balance Sheet Arrangements
We own interests in certain unconsolidated joint ventures as described in Note 9 to the Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described above under “Contractual Obligations”.
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

Non-GAAP Financial Measure Reconciliations
Funds From Operations

The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NAREIT FFO, FFO as Adjusted and AFFO (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Net income (loss) applicable to common shares	$411,147	$43,987	$1,058,424	$413,013	$626,549
Real estate related depreciation and amortization	697,143	659,989	549,499	534,726	572,998
Healthpeak's share of real estate related depreciation and amortization from unconsolidated joint ventures	105,090	60,303	63,967	60,058	49,043
Noncontrolling interests' share of real estate related depreciation and amortization	(19,906)	(20,054)	(11,795)	(15,069)	(21,001)
Other real estate-related depreciation and amortization	2,766	6,155	6,977	9,364	11,919
Loss (gain) on sales of depreciable real estate, net	(550,494)	(22,900)	(925,985)	(356,641)	(164,698)
Healthpeak's share of loss (gain) on sales of depreciable real estate, net, from unconsolidated joint ventures	(9,248)	(2,118)	—	(1,430)	(16,332)
Noncontrolling interests' share of gain (loss) on sales of depreciable real estate, net	(3)	335	—	—	224
Loss (gain) upon change of control, net(1)	(159,973)	(166,707)	(9,154)	—	—
Taxes associated with real estate dispositions(2)	(7,785)	—	3,913	(5,498)	60,451
Impairments (recoveries) of depreciable real estate, net	224,630	221,317	44,343	22,590	—
NAREIT FFO applicable to common shares	693,367	780,307	780,189	661,113	1,119,153
Distributions on dilutive convertible units and other	6,662	6,592	—	—	8,732
Diluted NAREIT FFO applicable to common shares	$700,029	$786,899	$780,189	$661,113	$1,127,885
Weighted average shares outstanding - diluted NAREIT FFO	536,562	494,335	470,719	468,935	471,566
Impact of adjustments to NAREIT FFO:
Transaction-related items(3)	$128,619	$15,347	$11,029	$62,576	$96,586
Other impairments (recoveries) and other losses (gains), net(4)	(22,046)	10,147	7,619	92,900	—
Restructuring and severance related charges(5)	2,911	5,063	13,906	5,000	16,965
Loss on debt extinguishments	42,912	58,364	44,162	54,227	46,020
Litigation costs (recoveries)	232	(520)	363	15,637	3,081
Casualty-related charges (recoveries), net	469	(4,106)	—	10,964	—
Foreign currency remeasurement losses (gains)	153	(250)	(35)	(1,043)	585
Valuation allowance on deferred tax assets(6)	31,161	—	—	—	—
Tax rate legislation impact(7)	(3,590)	—	—	17,028	—
Total adjustments	$180,821	$84,045	$77,044	$257,289	$163,237

FFO as Adjusted applicable to common shares	$874,188	$864,352	$857,233	$918,402	$1,282,390
Distributions on dilutive convertible units and other	6,490	6,396	(198)	6,657	12,849
Diluted FFO as Adjusted applicable to common shares	$880,678	$870,748	$857,035	$925,059	$1,295,239
Weighted average shares outstanding - diluted FFO as Adjusted	536,562	494,335	470,719	473,620	473,340

FFO as Adjusted applicable to common shares	$874,188	$864,352	$857,233	$918,402	$1,282,390
Amortization of deferred compensation	17,368	14,790	14,714	13,510	15,581
Amortization of deferred financing costs	10,157	10,863	12,612	14,569	20,014
Straight-line rents	(29,316)	(28,451)	(23,138)	(23,933)	(27,560)
AFFO capital expenditures	(93,579)	(108,844)	(106,193)	(113,471)	(88,953)
Lease restructure payments	1,321	1,153	1,195	1,470	16,604
CCRC entrance fees(8)	—	18,856	17,880	21,385	21,287
Deferred income taxes	(15,647)	(18,972)	(18,744)	(15,490)	(13,692)
Other AFFO adjustments(9)	8,213	(7,927)	(9,162)	(12,722)	(9,975)
AFFO applicable to common shares	772,705	745,820	746,397	803,720	1,215,696
Distributions on dilutive convertible units and other	6,662	6,591	—	—	13,088
Diluted AFFO applicable to common shares	$779,367	$752,411	$746,397	$803,720	$1,228,784
Weighted average shares outstanding - diluted AFFO	536,562	494,335	470,719	468,935	473,340

	Year Ended December 31,
	2020	2019	2018	2017	2016
Diluted earnings per common share	$0.77	$0.09	$2.24	$0.88	$1.34
Depreciation and amortization	1.47	1.43	1.30	1.25	1.30
Loss (gain) on sales of depreciable real estate, net	(1.05)	(0.04)	(1.96)	(0.76)	(0.38)
Loss (gain) upon change of control, net(1)	(0.30)	(0.34)	(0.02)	—	—
Taxes associated with real estate dispositions(2)	(0.01)	—	0.01	(0.01)	0.13
Impairments (recoveries) of depreciable real estate, net	0.42	0.45	0.09	0.05	—
Diluted NAREIT FFO per common share	$1.30	$1.59	$1.66	$1.41	$2.39
Transaction-related items(3)	0.24	0.03	0.02	0.13	0.20
Other impairments (recoveries) and other losses (gains), net(4)	(0.04)	0.02	0.02	0.20	—
Restructuring and severance related charges(5)	0.01	0.01	0.03	0.01	0.04
Loss on debt extinguishments	0.08	0.12	0.09	0.11	0.10
Litigation costs (recoveries)	—	—	—	0.03	0.01
Casualty-related charges (recoveries), net	—	(0.01)	—	0.02	—
Valuation allowance on deferred tax assets(6)	0.06	—	—	—	—
Tax rate legislation impact(7)	(0.01)	—	—	0.04	—
Diluted FFO as Adjusted per common share	$1.64	$1.76	$1.82	$1.95	$2.74
_______________________________________
(1)For the year ended December 31, 2020, includes a $170 million gain upon consolidation of 13 CCRCs in which we acquired Brookdale's interest and began consolidating during the first quarter of 2020. For the year ended December 31, 2019, includes a $161 million gain upon deconsolidation of 19 previously consolidated SHOP assets that were contributed into a new unconsolidated senior housing joint venture with a sovereign wealth fund. For the year ended December 31, 2018, represents the gain upon consolidation related to the acquisition of our partner's interests in four previously unconsolidated life science assets, partially offset by the loss upon consolidation of seven U.K. care homes. Gains and losses upon change of control are included in other income (expense), net in the consolidated statements of operations.
(2)For the year ended December 31, 2016, represents income tax expense associated with the state built-in gain tax payable upon the disposition of specific real estate assets, of which $49 million relates to the HCR ManorCare, Inc. ("HCRMC") real estate portfolio that we spun-off in 2016.
(3)For the year ended December 31, 2020, includes the termination fee and transition fee expenses related to terminating the management agreements with Brookdale for 13 CCRCs and transitioning those communities to LCS, partially offset by the tax benefit related to those expenses. The expenses related to terminating management agreements are included in operating expenses in the consolidated statements of operations. For the year ended December 31, 2017, includes $55 million of net non-cash charges related to the right to terminate certain triple-net leases and management agreements in conjunction with the 2017 Brookdale Transactions. For the year ended December 31, 2016, primarily relates to the spin-off of Quality Care Properties, Inc.
(4)For the year ended December 31, 2020, includes reserves for loan losses under the current expected credit losses accounting standard in accordance with Accounting Standards Codification 326, Financial Instruments – Credit Losses ("ASC 326"). The year ended December 31, 2020 also includes a gain on sale of a hospital that was in a DFL and the impairment of an undeveloped MOB land parcel, which was sold during the third quarter. For the year ended December 31, 2019, represents the impairment of 13 senior housing triple-net facilities under DFLs recognized as a result of entering into sales agreements. For the year ended December 31, 2018, primarily relates to the impairment of an undeveloped life science land parcel classified as held for sale, partially offset by an impairment recovery upon the sale of a mezzanine loan investment in March 2018. For the year ended December 31, 2017, relates to $144 million of impairments on our Tandem Mezzanine Loan, net of a $51 million impairment recovery upon the sale of a senior notes investment.
(5)For the year ended December 31, 2018, primarily relates to the departure of our former Executive Chairman and corporate restructuring activities. For the year ended December 31, 2017, primarily relates to the departure of our former Chief Accounting Officer. For the year ended December 31, 2016, primarily relates to the departure of our former President and Chief Executive Officer.
(6)For the year ended December 31, 2020, represents the valuation allowance and corresponding income tax expense related to deferred tax assets that are no longer expected to be realized as a result of our plan to dispose of our SHOP portfolio. We determined we were unlikely to hold the assets long enough to realize the future value of certain deferred tax assets generated by the net operating losses of our taxable REIT subsidiaries.
(7)For the year ended December 31, 2020, represents the tax benefit from the CARES Act, which extended the net operating loss carryback period to five years. For the year ended December 31, 2017, represents the remeasurement of deferred tax assets and liabilities as a result of the Tax Cuts and Jobs Act that was signed into legislation on December 22, 2017.
(8)In connection with the acquisition of the remaining 51% interest in the CCRC JV in January 2020, we consolidated the 13 communities in the CCRC JV and recorded the assets and liabilities at their acquisition date relative fair values, including the CCRC contract liabilities associated with previously collected non-refundable entrance fees. In conjunction with increasing those CCRC contract liabilities to their fair value, we concluded that we will no longer adjust for the timing difference between non-refundable entrance fees collected and amortized as we believe the amortization of these fees is a meaningful representation of how we satisfy the performance obligations of the fees. As such, upon consolidation of the CCRC assets, we no longer exclude the difference between CCRC entrance fees collected and amortized from the calculation of AFFO. For comparative periods presented, the adjustment continues to represent our 49% share of non-refundable entrance fees collected by the CCRC JV, net of reserves and net of CCRC JV entrance fee amortization.
(9)Primarily includes our share of AFFO capital expenditures from unconsolidated joint ventures, partially offset by noncontrolling interests' share of AFFO capital expenditures from consolidated joint ventures. For the year ended December 31, 2020, includes an increase to insurance claims that have been incurred but not yet reported on the 13 CCRCs in which we acquired Brookdale's interest and began consolidating during the first quarter of 2020 and senior housing triple-net assets that transitioned to RIDEA structures during the year.

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
Principles of Consolidation

The consolidated financial statements include the accounts of Healthpeak Properties, Inc., our wholly-owned subsidiaries, and joint ventures and variable interest entities (“VIEs”) that we control, through voting rights or other means. We consolidate investments in VIEs when we are the primary beneficiary of the VIE. A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE.
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
We also make judgments with respect to our level of influence or control over an entity and whether we are (or are not) the primary beneficiary of a VIE. Consideration of various factors includes, but is not limited to:
•which activities most significantly impact the entity’s economic performance, and our ability to direct those activities;
•our form of ownership interest;
•our representation on the entity’s governing body;
•the size and seniority of our investment;
•our ability to manage our ownership interest relative to other interest holders; and
•our ability and the rights of other investors to participate in policy making decisions, replace the manager, and/or liquidate the entity, if applicable.
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
Revenue Recognition

Lease Classification
At the inception of a new lease arrangement, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. For leases entered into prior to January 1, 2019, the lease arrangement was classified as an operating lease if none of the following criteria were met: (i) transfer of ownership to the lessee prior to or shortly after the end of the lease term, (ii) the lessee had a bargain purchase option during or at the end of the lease term, (iii) the lease term was equal to 75% or more of the underlying property’s economic life, or (iv) the present value of future minimum lease payments (excluding executory costs) was equal to 90% or more of the estimated fair value of the leased asset. If one of the four criteria was met and the minimum lease payments were determined to be reasonably predictable and collectible, the lease arrangement was generally accounted for as a DFL.
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
Prior to the adoption of ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) on January 1, 2020, allowances were established for finance receivables on an individual basis utilizing an estimate of probable losses, if they were determined to be impaired. Finance Receivables were impaired when it was deemed probable that we would be unable to collect all amounts due in accordance with the contractual terms of the loan or lease. An allowance was based upon our assessment of the lessee’s or borrower’s overall financial condition, economic resources, payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the net realizable value of any collateral. These estimates considered all available evidence, including the expected future cash flows discounted at the finance receivable’s effective interest rate, fair value of collateral, general economic conditions and trends, historical and industry loss experience, and other relevant factors, as appropriate. If a finance receivable was deemed partially or wholly uncollectible, the uncollectible balance was charged off against the allowance in the period in which the uncollectible determination has been made.
Subsequent to adopting ASU 2016-13 on January 1, 2020, we began using a loss model that relies on future expected credit losses, rather than incurred losses, as was required under historical U.S. GAAP. Under the new model, we are required to recognize future credit losses expected to be incurred over the life of a finance receivable at inception of that instrument. The model emphasizes historical experience and future market expectations to determine a loss to be recognized at inception. However, the model continues to be applied on an individual basis and rely on counter-party specific information to ensure the most accurate estimate is recognized.

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
Assets Held for Sale and Discontinued Operations

We classify a real estate property as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. If an asset is classified as held for sale, it is reported at the lower of its carrying value or fair value less costs to sell and no longer depreciated.
We classify a loan receivable as held for sale when we no longer have the intent and ability to hold the loan receivable for the foreseeable future or until maturity. If a loan receivable is classified as held for sale, it is reported at the lower of amortized cost or fair value.
A discontinued operation represents: (i) a component of an entity or group of components that has been disposed of or is classified as held for sale in a single transaction and represents a strategic shift that has or will have a major effect on our operations and financial results or (ii) an acquired business that is classified as held for sale on the date of acquisition. Examples of a strategic shift may include disposing of: (i) a separate major line of business, (ii) a separate major geographic area of operations, or (iii) other major parts of the Company.
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
We are required to evaluate our deferred tax assets for realizability and recognize a valuation allowance, which is recorded against its deferred tax assets, if it is more likely than not that the deferred tax assets will not be realized. We consider all available evidence in its determination of whether a valuation allowance for deferred tax assets is required.
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
Interest Rate Risk

At December 31, 2020, our exposure to interest rate risk is primarily on our variable rate debt. At December 31, 2020, $36 million of our variable-rate debt was hedged by interest rate swap transactions. The interest rate swaps are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable-rate debt to fixed interest rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2020, a one percentage point increase or decrease in interest rates would change the fair value of our fixed rate debt by approximately $369 million and $401 million, respectively, and would not materially impact earnings or cash flows. Additionally, a one percentage point increase or decrease in interest rates would change the fair value of our fixed rate debt investments by approximately $2 million and would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point change in the interest rate related to our variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance at December 31, 2020, our annual interest expense and interest income would increase by approximately $3 million and $1 million, respectively.
Market Risk

We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value, the issuer’s financial condition, capital strength and near-term prospects, any recent events specific to that issuer and economic conditions of its industry, and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At December 31, 2020, both the fair value and carrying value of marketable debt securities was $20 million.

ITEM 8.    Financial Statements and Supplementary Data
Healthpeak Properties, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Healthpeak Properties, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Healthpeak Properties, Inc. and subsidiaries. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Impairments – Real Estate — Refer to Notes 2 and 6 to the consolidated financial statements
Critical Audit Matter Description
The Company’s evaluation of impairment of real estate involves an assessment of the carrying value of real estate assets and related intangibles (“real estate assets”) when events or changes in circumstances indicate that the carrying value may not be recoverable. If a real estate asset is classified as held for sale, individually or as part of a disposal group, the long-lived asset or disposal group shall be measured at the lower of its carrying value or fair value less costs to sell. If a real estate asset is held for use and its carrying value is not recoverable, the real estate asset shall be measured at the lower of its carrying value or fair value.
The determination of the fair value of real estate assets involves significant judgment. The fair value of the impaired assets was based on forecasted sales prices of the long-lived asset or disposal group, which are considered to be Level 3 measurements within the fair value hierarchy. Disposal groups were determined based on management’s intent, as of the measurement date, to sell two or more real estate assets as a portfolio. Forecasted sales prices were determined using an income approach and/or a market approach (comparable sales model), which rely on certain assumptions by the Company, including: (i) market capitalization rates, (ii) market prices per unit, and (iii) forecasted cash flow streams (lease-up periods, lease revenue rates, expense rates, growth rates, etc.). There are inherent uncertainties in these assumptions.

Given the Company’s evaluation of the forecasted sales price of a long lived asset or disposal group requires management to make significant estimates and assumptions related to market capitalization rates, market prices per unit, and forecasted cash flow streams, performing audit procedures to evaluate the reasonableness of management’s forecasted sales price required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasted sales price for certain real estate assets or disposal groups included the following, among others:
•We tested the effectiveness of controls over impairment of real estate, including those over the forecasted sales price for real estate assets.
•We evaluated the forecasted sales prices for a sample of real estate assets, which may have included estimates of market capitalization rates, market prices per unit, and/or forecasted cash flow streams used in the determination of fair value for each selected real estate asset by (1) evaluating the source information and assumptions used by management and (2) testing the mathematical accuracy of the discounted cash flow or direct capitalization model.
•We performed a retrospective review of impairment charges and real estate assets that were classified as held for sale to evaluate the changing facts and circumstances that led to the timing and recognition of impairment and/or change in classification during the period and how such facts compared to the facts that were considered in previous periods.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 10, 2021
We have served as the Company's auditor since 2010.

Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Real estate:
Buildings and improvements	$11,048,433	$8,112,193
Development costs and construction in progress	613,182	654,792
Land	1,867,278	1,605,599
Accumulated depreciation and amortization	(2,409,135)	(2,141,960)
Net real estate	11,119,758	8,230,624
Net investment in direct financing leases	44,706	84,604
Loans receivable, net of reserves of $10,280 and $0	195,375	190,579
Investments in and advances to unconsolidated joint ventures	402,871	774,381
Accounts receivable, net of allowance of $3,994 and $387	42,269	44,842
Cash and cash equivalents	44,226	80,398
Restricted cash	67,206	13,385
Intangible assets, net	519,917	260,204
Assets held for sale and discontinued operations, net	2,626,306	3,648,265
Right-of-use asset, net	192,349	167,316
Other assets, net	665,106	538,293
Total assets	$15,920,089	$14,032,891
LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$129,590	$93,000
Term loan	249,182	248,942
Senior unsecured notes	5,697,586	5,647,993
Mortgage debt	221,621	12,317
Intangible liabilities, net	144,199	74,991
Liabilities related to assets held for sale and discontinued operations, net	415,737	403,688
Lease liability	179,895	152,400
Accounts payable, accrued liabilities, and other liabilities	763,391	457,532
Deferred revenue	774,316	274,554
Total liabilities	8,575,517	7,365,417
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 538,405,393 and 505,221,643 shares issued and outstanding	538,405	505,222
Additional paid-in capital	10,229,857	9,183,892
Cumulative dividends in excess of earnings	(3,976,232)	(3,601,199)
Accumulated other comprehensive income (loss)	(3,685)	(2,857)
Total stockholders' equity	6,788,345	6,085,058
Joint venture partners	357,069	378,061
Non-managing member unitholders	199,158	204,355
Total noncontrolling interests	556,227	582,416
Total equity	7,344,572	6,667,474
Total liabilities and equity	$15,920,089	$14,032,891

See accompanying Notes to Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Rental and related revenues	$1,182,108	$1,069,502	$1,020,348
Resident fees and services	436,494	144,327	144,217
Income from direct financing leases	9,720	16,666	16,349
Interest income	16,553	9,844	10,406
Total revenues	1,644,875	1,240,339	1,191,320
Costs and expenses:
Interest expense	218,336	217,612	261,280
Depreciation and amortization	553,949	435,191	404,681
Operating	782,541	405,244	378,657
General and administrative	93,237	92,966	96,702
Transaction costs	18,342	1,963	1,137
Impairments and loan loss reserves (recoveries), net	42,909	17,708	10,917
Total costs and expenses	1,709,314	1,170,684	1,153,374
Other income (expense):
Gain (loss) on sales of real estate, net	90,350	(40)	831,368
Loss on debt extinguishments	(42,912)	(58,364)	(44,162)
Other income (expense), net	234,684	165,069	13,425
Total other income (expense), net	282,122	106,665	800,631
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	217,683	176,320	838,577
Income tax benefit (expense)	9,423	5,479	4,396
Equity income (loss) from unconsolidated joint ventures	(66,599)	(6,330)	(5,755)
Income (loss) from continuing operations	160,507	175,469	837,218
Income (loss) from discontinued operations	267,746	(115,408)	236,256
Net income (loss)	428,253	60,061	1,073,474
Noncontrolling interests' share in continuing operations	(14,394)	(14,558)	(12,294)
Noncontrolling interests' share in discontinued operations	(296)	27	(87)
Net income (loss) attributable to Healthpeak Properties, Inc.	413,563	45,530	1,061,093
Participating securities' share in earnings	(2,416)	(1,543)	(2,669)
Net income (loss) applicable to common shares	$411,147	$43,987	$1,058,424

Basic earnings (loss) per common share:
Continuing operations	$0.27	$0.33	$1.75
Discontinued operations	0.50	(0.24)	0.50
Net income (loss) applicable to common shares	$0.77	$0.09	$2.25
Diluted earnings (loss) per common share:
Continuing operations	$0.27	$0.33	$1.74
Discontinued operations	0.50	(0.24)	0.50
Net income (loss) applicable to common shares	$0.77	$0.09	$2.24
Weighted average shares outstanding:
Basic	530,555	486,255	470,551
Diluted	531,056	489,335	475,387
See accompanying Notes to Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$428,253	$60,061	$1,073,474
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	(583)	758	6,025
Reclassification adjustment realized in net income (loss)	13	1,023	18,088
Change in Supplemental Executive Retirement Plan obligation and other	(258)	(590)	561
Foreign currency translation adjustment	—	660	(5,358)
Total other comprehensive income (loss)	(828)	1,851	19,316
Total comprehensive income (loss)	427,425	61,912	1,092,790
Total comprehensive (income) loss attributable to noncontrolling interests' share in continuing operations	(14,394)	(14,558)	(12,294)
Total comprehensive (income) loss attributable to noncontrolling interests' share in discontinued operations	(296)	27	(87)
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$412,735	$47,381	$1,080,409
See accompanying Notes to Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
December 31, 2017	469,436	$469,436	$8,226,113	$(3,370,520)	$(24,024)	$5,301,005	$293,933	$5,594,938
Impact of adoption of ASU No. 2017-05(1)	—	—	—	79,144	—	79,144	—	79,144
January 1, 2018	469,436	$469,436	$8,226,113	$(3,291,376)	$(24,024)	$5,380,149	$293,933	$5,674,082
Net income (loss)	—	—	—	1,061,093	—	1,061,093	12,381	1,073,474
Other comprehensive income (loss)	—	—	—	—	19,316	19,316	—	19,316
Issuance of common stock, net	8,078	8,078	207,101	—	—	215,179	—	215,179
Conversion of DownREIT units to common stock	3	3	133	—	—	136	(136)	—
Repurchase of common stock	(141)	(141)	(3,291)	—	—	(3,432)	—	(3,432)
Exercise of stock options	120	120	2,357	—	—	2,477	—	2,477
Amortization of deferred compensation	—	—	16,563	—	—	16,563	—	16,563
Common dividends ($1.48 per share)	—	—	—	(696,913)	—	(696,913)	—	(696,913)
Distributions to noncontrolling interests	—	—	—	—	—	—	(18,415)	(18,415)
Issuances of noncontrolling interests	—	—	—	—	—	—	299,666	299,666
Purchase of noncontrolling interests	—	—	(50,129)	—	—	(50,129)	(19,277)	(69,406)
December 31, 2018	477,496	$477,496	$8,398,847	$(2,927,196)	$(4,708)	$5,944,439	$568,152	$6,512,591
Impact of adoption of ASU No. 2016-02(2)	—	—	—	590	—	590	—	590
January 1, 2019	477,496	$477,496	$8,398,847	$(2,926,606)	$(4,708)	$5,945,029	$568,152	$6,513,181
Net income (loss)	—	—	—	45,530	—	45,530	14,531	60,061
Other comprehensive income (loss)	—	—	—	—	1,851	1,851	—	1,851
Issuance of common stock, net	27,523	27,523	763,525	—	—	791,048	—	791,048
Conversion of DownREIT units to common stock	213	213	4,932	—	—	5,145	(5,145)	—
Repurchase of common stock	(162)	(162)	(4,881)	—	—	(5,043)	—	(5,043)
Exercise of stock options	152	152	4,386	—	—	4,538	—	4,538
Amortization of deferred compensation	—	—	18,162	—	—	18,162	—	18,162
Common dividends ($1.48 per share)	—	—	—	(720,123)	—	(720,123)	—	(720,123)
Distributions to noncontrolling interests	—	—	—	—	—	—	(28,301)	(28,301)
Issuances of noncontrolling interests	—	—	—	—	—	—	33,318	33,318
Purchase of noncontrolling interests	—	—	(1,079)	—	—	(1,079)	(139)	(1,218)
December 31, 2019	505,222	$505,222	$9,183,892	$(3,601,199)	$(2,857)	$6,085,058	$582,416	$6,667,474
Impact of adoption of ASU No. 2016-13(3)	—	—	—	(1,524)	—	(1,524)	—	(1,524)
January 1, 2020	505,222	$505,222	$9,183,892	$(3,602,723)	$(2,857)	$6,083,534	$582,416	$6,665,950
Net income (loss)	—	—	—	413,563	—	413,563	14,690	428,253
Other comprehensive income (loss)	—	—	—	—	(828)	(828)	—	(828)
Issuance of common stock, net	33,307	33,307	1,033,764	—	—	1,067,071	—	1,067,071
Conversion of DownREIT units to common stock	120	120	3,957	—	—	4,077	(4,077)	—
Repurchase of common stock	(298)	(298)	(10,231)	—	—	(10,529)	—	(10,529)
Exercise of stock options	54	54	1,752	—	—	1,806	—	1,806
Amortization of deferred compensation	—	—	20,534	—	—	20,534	—	20,534
Common dividends ($1.48 per share)	—	—	—	(787,072)	—	(787,072)	—	(787,072)
Distributions to noncontrolling interests	—	—	—	—	—	—	(36,994)	(36,994)
Purchase of noncontrolling interests	—	—	(3,811)	—	—	(3,811)	192	(3,619)
December 31, 2020	538,405	$538,405	$10,229,857	$(3,976,232)	$(3,685)	$6,788,345	$556,227	$7,344,572
_______________________________________
(1)On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), and recognized the cumulative-effect of adoption to beginning retained earnings. Refer to Note 2 for a detailed impact of adoption.
(2)On January 1, 2019, the Company adopted a series of ASUs related to accounting for leases, and recognized the cumulative-effect of adoption to beginning retained earnings. Refer to Note 2 for a detailed impact of adoption.
(3)On January 1, 2020, the Company adopted a series of ASUs related to accounting for credit losses and recognized the cumulative-effect of adoption to beginning retained earnings. Refer to Note 2 for a detailed impact of adoption.
See accompanying Notes to Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$428,253	$60,061	$1,073,474
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles	697,143	659,989	549,499
Amortization of deferred compensation	17,368	18,162	16,563
Amortization of deferred financing costs	10,157	10,863	12,612
Straight-line rents	(24,532)	(22,479)	(23,138)
Amortization of nonrefundable entrance fees and above/below market lease intangibles	(81,914)	—	—
Equity loss (income) from unconsolidated joint ventures	67,787	8,625	2,594
Distributions of earnings from unconsolidated joint ventures	12,294	20,114	22,467
Loss (gain) on sale of real estate under direct financing leases	(41,670)	—	—
Deferred income tax expense (benefit)	(14,573)	(18,253)	(18,525)
Impairments and loan loss reserves (recoveries), net	244,253	225,937	55,260
Loss on debt extinguishments	42,912	58,364	44,162
Loss (gain) on sales of real estate, net	(550,494)	(22,900)	(925,985)
Loss (gain) upon change of control, net	(159,973)	(168,023)	(9,154)
Casualty-related loss (recoveries), net	469	(3,706)	—
Other non-cash items	2,175	(2,569)	2,569
Changes in:
Decrease (increase) in accounts receivable and other assets, net	15,281	(49,771)	5,686
Increase (decrease) in accounts payable, accrued liabilities, and deferred revenue	93,495	71,659	40,625
Net cash provided by (used in) operating activities	758,431	846,073	848,709
Cash flows from investing activities:
Acquisitions of real estate	(1,170,651)	(1,604,285)	(426,080)
Development, redevelopment, and other major improvements of real estate	(791,566)	(626,904)	(503,643)
Leasing costs, tenant improvements, and recurring capital expenditures	(94,121)	(108,844)	(106,193)
Proceeds from sales of real estate, net	1,304,375	230,455	2,044,477
Acquisition of CCRC Portfolio	(394,177)	—	—
Contributions to unconsolidated joint ventures	(39,118)	(14,956)	(12,203)
Distributions in excess of earnings from unconsolidated joint ventures	18,555	27,072	26,472
Proceeds from insurance recovery	1,802	9,359	—
Proceeds from the RIDEA II transaction, net	—	—	335,709
Proceeds from the U.K. JV transaction, net	—	89,868	393,997
Proceeds from the Sovereign Wealth Fund Senior Housing JV transaction, net	—	354,774	—
Proceeds from sales/principal repayments on debt investments and direct financing leases	202,763	274,150	148,024
Investments in loans receivable, direct financing leases, and other	(45,562)	(79,467)	(71,281)
Net cash provided by (used in) investing activities	(1,007,700)	(1,448,778)	1,829,279
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	4,742,600	7,607,788	1,823,000
Repayments under bank line of credit and commercial paper	(4,706,010)	(7,597,047)	(2,755,668)
Issuance and borrowings of debt, excluding bank line of credit and commercial paper	594,750	2,047,069	223,587
Repayments and repurchase of debt, excluding bank line of credit and commercial paper	(568,343)	(1,654,142)	(1,604,026)
Borrowings under term loan	—	250,000	—
Payments for debt extinguishment and deferred financing costs	(47,210)	(80,616)	(41,552)
Issuance of common stock and exercise of options	1,068,877	795,586	217,656
Repurchase of common stock	(10,529)	(5,043)	(3,432)
Dividends paid on common stock	(787,072)	(720,123)	(696,913)
Issuance of noncontrolling interests	—	33,318	299,666
Distributions to and purchase of noncontrolling interests	(40,613)	(29,519)	(82,854)
Net cash provided by (used in) financing activities	246,450	647,271	(2,620,536)
Effect of foreign exchanges on cash, cash equivalents and restricted cash	(153)	245	191
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,972)	44,811	57,643
Cash, cash equivalents and restricted cash, beginning of year	184,657	139,846	82,203
Cash, cash equivalents and restricted cash, end of year	$181,685	$184,657	$139,846
Less: cash, cash equivalents and restricted cash of discontinued operations	(70,253)	(90,874)	(78,701)
Cash, cash equivalents and restricted cash of continuing operations, end of year	$111,432	$93,783	$61,145
See accompanying Notes to Consolidated Financial Statements.

Healthpeak Properties, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    Business

Overview
Healthpeak Properties, Inc., a Standard & Poor’s 500 company, is a Maryland corporation that is organized to qualify as a real estate investment trust (“REIT”) which, together with its consolidated entities (collectively, “Healthpeak” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). HealthpeakTM acquires, develops, leases, owns, and manages healthcare real estate. The Company’s diverse portfolio is comprised of investments in the following reportable healthcare segments: (i) life science; (ii) medical office; and (iii) continuing care retirement community (“CCRC”).
New Corporate Headquarters
In November 2020, the Company established a new corporate headquarters in Denver, CO. With properties in nearly every state, the new headquarters provides a favorable mix of affordability and a centralized geographic location. The Company’s Irvine, CA and Franklin, TN offices will continue to operate.
Senior Housing Triple-Net and Senior Housing Operating Portfolio Dispositions
During 2020, the Company established and began executing a plan to dispose of its senior housing triple-net and Senior Housing Operating (“SHOP”) properties. The held for sale criteria for all such assets were met either on or before December 31, 2020. As of December 31, 2020, the Company concluded the planned dispositions represented a strategic shift and therefore, the assets are classified as discontinued operations in all periods presented herein. See Note 5 for further information.
COVID-19 Update
In March 2020, the World Health Organization declared the outbreak caused by the coronavirus (“COVID-19”) to be a global pandemic. While COVID-19 continues to evolve daily and its ultimate outcome is uncertain, it has caused significant disruption to individuals, governments, financial markets, and businesses, including the Company. Global health concerns and increased efforts to reduce the spread of the COVID-19 pandemic prompted federal, state, and local governments to restrict normal daily activities, and resulted in travel bans, quarantines, school closings, “shelter-in-place” orders requiring individuals to remain in their homes other than to conduct essential services or activities, as well as business limitations and shutdowns, which resulted in closure of many businesses deemed to be non-essential. Although some of these restrictions have since been lifted or scaled back, certain restrictions remain in place or have been re-imposed and any future surges of COVID-19 may lead to other restrictions being re-implemented in response to efforts to reduce the spread. In addition, the Company’s tenants, operators and borrowers are facing significant cost increases as a result of increased health and safety measures, including increased staffing demands for patient care and sanitation, as well as increased usage and inventory of critical medical supplies and personal protective equipment. These health and safety measures, which may remain in place for a significant amount of time or be re-imposed from time to time, continue to place a substantial strain on the business operations of many of the Company’s tenants, operators, and borrowers. The Company evaluated the impacts of COVID-19 on its business thus far and incorporated information concerning the impact of COVID-19 into its assessments of liquidity, impairments, and collectibility from tenants, residents, and borrowers as of December 31, 2020. The Company will continue to monitor such impacts and will adjust its estimates and assumptions based on the best available information.
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

Principles of Consolidation
The consolidated financial statements include the accounts of Healthpeak Properties, Inc., its wholly-owned subsidiaries, and joint ventures and variable interest entities that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation.
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
Revenue Recognition
Lease Classification
At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. For leases entered into prior to January 1, 2019, a lease arrangement was classified as an operating lease if none of the following criteria were met: (i) transfer of ownership to the lessee prior to or shortly after the end of the lease term, (ii) lessee had a bargain purchase option during or at the end of the lease term, (iii) the lease term was equal to 75% or more of the underlying property’s economic life, or (iv) the present value of future minimum lease payments (excluding executory costs) was equal to 90% or more of the excess fair value (over retained tax credits) of the leased property. If one of the four criteria was met and the minimum lease payments were determined to be reasonably predictable and collectible, the lease arrangement was generally accounted for as a direct financing lease (“DFL”).
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
•which party to the arrangement retains legal title to the tenant improvements upon lease expiration;
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
Tenant recoveries subject to operating leases generally relate to the reimbursement of real estate taxes, insurance, and repair and maintenance expense, and are recognized as both revenue (in rental and related revenues) and expense (in operating expenses) in the period the expense is incurred as the Company is the party paying the service provider.
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
Resident Fees and Services
Resident fee revenue is recorded when services are rendered and includes resident room and care charges, community fees and other resident charges. Residency agreements for SHOP and continuing care retirement community ("CCRC") facilities are generally for a term of 30 days to one year, with resident fees billed monthly, in advance. Revenue for certain care related services is recognized as services are provided and is billed monthly in arrears.
Certain of the Company's CCRCs are operated as entrance fee communities, which typically require a resident to pay an upfront entrance fee that includes both a refundable portion and non-refundable portion. When the Company receives a nonrefundable entrance fee, it is recorded in deferred revenue in the consolidated balance sheets and amortized into revenue over the estimated stay of the resident. The Company utilizes third-party actuarial experts in its determination of the estimated stay of residents. At December 31, 2020 and 2019, unamortized nonrefundable entrance fee liabilities were $484 million and $68 million, respectively.
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
Government Grant Income
On March 27, 2020, the federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide financial aid to individuals, businesses, and state and local governments. During the year ended December 31, 2020, the Company received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the COVID-19 pandemic. Grant income is recognized when there is reasonable assurance that the grant will be received and the Company will comply with all conditions attached to the grant. Additionally, grants are recognized over the periods in which the Company recognizes the increased expenses and lost revenue the grants are intended to defray. As of December 31, 2020, the amount of qualifying expenditures and lost revenue exceeded grant income recognized and the Company had complied or will continue to comply with all grant conditions.
The following table summarizes information related to government grant income:

	Year Ended December 31,
	2020	2019	2018
Government grant income recorded in other income (expense), net	$16,198	$—	$—
Government grant income recorded in equity income (loss) from unconsolidated joint ventures	1,279	—	—
Government grant income recorded in income (loss) from discontinued operations	15,436	—	—
Total government grants received	$32,913	$—	$—
From January 1, 2021 through February 8, 2021, the Company received $3 million in government grants under the CARES Act, which will be recognized during the first quarter of 2021.
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
Subsequent to adopting ASU 2016-13 on January 1, 2020, the Company began using a loss model that relies on future expected credit losses, rather than incurred losses, as was required under historical U.S. GAAP. Under the new model, the Company is required to recognize future credit losses expected to be incurred over the life of a finance receivable at inception of that instrument. The model emphasizes historical experience and future market expectations to determine a loss to be recognized at inception. However, the model continues to be applied on an individual basis and to rely on counter-party specific information to ensure the most accurate estimate is recognized.
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
Assets Held for Sale and Discontinued Operations
The Company classifies a real estate property as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. If a real estate property is classified as held for sale, it is reported at the lower of its carrying value or fair value less costs to sell and no longer depreciated.
The Company classifies a loan receivable as held for sale when management no longer has the intent and ability to hold the loan receivable for the foreseeable future or until maturity. If a loan receivable is classified as held for sale, it is reported at the lower of amortized cost or fair value.
A discontinued operation represents: (i) a component of the Company or group of components that has been disposed of or is classified as held for sale in a single transaction and represents a strategic shift that has or will have a major effect on the Company’s operations and financial results or (ii) an acquired business that is classified as held for sale on the date of acquisition. Examples of a strategic shift may include disposing of: (i) a separate major line of business, (ii) a separate major geographic area of operations, or (iii) other major parts of the Company.
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
The Company is required to evaluate its deferred tax assets for realizability and recognize a valuation allowance, which is recorded against its deferred tax assets, if it is more likely than not that the deferred tax assets will not be realized. The Company considers all available evidence in its determination of whether a valuation allowance for deferred tax assets is required.
Advertising Costs
All advertising costs are expensed as incurred and reported within operating expenses. During the years ended December 31, 2020, 2019, and 2018, total advertising expense was $18 million, $13 million, and $9 million, respectively ($12 million, $13 million, and $9 million, respectively, of which is reported in income (loss) from discontinued operations).
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

Segment Reporting
The Company’s reportable segments, based on how it evaluates its business and allocates resources, are as follows: (i) life science, (ii) medical office, and (iii) CCRC.
In conjunction with establishing and beginning execution of a plan to dispose of the Company’s senior housing triple-net and SHOP portfolios during 2020, both of these previously reportable segments are now classified as discontinued operations in all periods presented herein. See Notes 1 and 5 for further information.
In December 2020, as a result of a change in how operating results are reported to the Company's chief operating decision makers (“CODMs”) for the purpose of evaluating performance and allocating resources, the Company’s hospitals were reclassified from other non-reportable segments to the medical office segment and the Company’s one remaining unconsolidated investment in a senior housing joint venture was reclassified from the SHOP segment to other non-reportable segments.
Additionally, in January 2020, primarily as a result of: (i) consolidating 13 of 15 CCRCs previously held by a CCRC joint venture (see discussion of the Brookdale 2019 Master Transaction and Cooperation Agreement in Note 3) and (ii) deconsolidating 19 SHOP assets into a new joint venture in December 2019, the Company's CODMs began reviewing operating results of CCRCs on a stand-alone basis and financial information for each respective segment inclusive of the Company’s share of unconsolidated joint ventures and exclusive of noncontrolling interests’ share of consolidated joint ventures. Therefore, during the first quarter of 2020, the Company began reporting CCRCs as a separate segment and segment measures inclusive of the Company’s share of unconsolidated joint ventures and exclusive of noncontrolling interests’ share of consolidated joint ventures.
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
Fair Value Measurement
The Company measures and discloses the fair value of nonfinancial and financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These inputs have created the following fair value hierarchy:
•Level 1—quoted prices for identical instruments in active markets;
•Level 2—quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•Level 3—fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
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

As the timing and recognition of the majority of the Company's revenue is the same whether accounted for under the Revenue ASUs or lease accounting guidance (see discussion below), the impact of the Revenue ASUs, upon and subsequent to adoption, is generally limited to the following:
•Prior to the adoption of the Revenue ASUs, the Company recognized a gain on sale of real estate using the full accrual method when collectibility of the sales price was reasonably assured, the Company was not obligated to perform additional activities that may be considered significant, the initial investment from the buyer was sufficient, and other profit recognition criteria had been satisfied. The Company deferred all or a portion of a gain on sale of real estate if the requirements for gain recognition were not met at the time of sale. Subsequent to adopting the Revenue ASUs on January 1, 2018, the Company began recognizing a gain on sale of real estate upon transferring control of the asset to the purchaser, which is generally satisfied at the time of sale. In conjunction with its adoption of the Revenue ASUs, the Company reassessed its historical partial sale of real estate transactions to determine which transactions, if any, were not completed contracts (i.e., the transaction did not qualify for sale treatment under previous guidance). The Company concluded that it had one such material transaction, its partial sale of RIDEA II in the first quarter of 2017 (which was not a completed sale under historical guidance as of the Company's adoption date due to a minor obligation related to the interest sold). In accordance with the Revenue ASUs, the Company recorded its retained 40% equity investment at fair value as of the sale date. As a result, the Company recorded an adjustment to equity as of January 1, 2018 (under the modified retrospective transition approach) representing a step-up in the fair value of its equity investment in RIDEA II of $107 million (to a carrying value of $121 million as of January 1, 2018) and a $30 million impairment charge to decrease the carrying value to the sales price of the investment (see Note 5). The Company completed the sale of its equity investment in June 2018 and no longer holds an economic interest in RIDEA II.
•The Company generally expects that the Revenue ASUs will result in certain transactions qualifying as sales of real estate at an earlier date than under historical accounting guidance.
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
As a result of adopting ASU 2016-02 on January 1, 2019 using the modified retrospective transition approach, the Company recognized a cumulative-effect adjustment to equity of $1 million as of January 1, 2019. Under ASU 2016-02, the Company began capitalizing fewer costs related to the drafting and negotiation of its lease agreements. Additionally, the Company began recognizing all of its significant operating leases for which it is the lessee, including corporate office leases, equipment leases, and ground leases, on its consolidated balance sheets as a lease liability and corresponding right-of-use asset. As such, the Company recognized a lease liability of $153 million and right-of-use asset of $166 million on January 1, 2019. The aggregate lease liability was calculated as the present value of minimum lease payments, discounted using a rate that approximated the Company's secured incremental borrowing rate at the time of adoption, adjusted for the noncancelable term of each lease. The right-of-use asset was calculated as the aggregate lease liability, adjusted for the existing accrued straight-line rent liability balance of $20 million and net unamortized above/below market ground lease intangible assets of $33 million.
Under ASU 2016-02, a practical expedient was offered to lessees to make a policy election, which the Company elected, to not separate lease and nonlease components, but rather account for the combined components as a single lease component under ASC 842. In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements (“ASU 2018-11”), which provides lessors with a similar option to elect a practical expedient allowing them to not separate lease and nonlease components in a contract for the purpose of revenue recognition and disclosure. This practical expedient is limited to circumstances in which: (i) the timing and pattern of transfer are the same for the nonlease component and the related lease component and (ii) the lease component, if accounted for separately, would be classified as an operating lease. This practical expedient causes an entity to assess whether a contract is predominantly lease or service based and recognize the entire contract under the relevant accounting guidance (i.e., predominantly lease-based would be accounted for under ASU 2016-02 and predominantly service-based would be accounted for under the Revenue ASUs). The Company elected this practical expedient as well and, as a result, beginning January 1, 2019, the Company recognizes revenue from its senior housing triple-net, medical office, and life science properties under ASC 842 and revenue from its SHOP and CCRC properties under the Revenue ASUs (codified under ASC 606, Revenue from Contracts with Customers).

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
As a result of adopting ASU 2016-13 on January 1, 2020 using the modified retrospective transition approach, the Company recognized a cumulative-effect adjustment to equity of $2 million as of January 1, 2020. Under ASU 2016-13, the Company began using a loss model that relies on future expected credit losses, rather than incurred losses, as was required under historical GAAP. Under the new model, the Company is required to recognize future credit losses expected to be incurred over the life of its finance receivables, including loans receivable, direct financing leases (“DFLs”), and certain accounts receivable, at inception of those instruments. The model emphasizes historical experience and future market expectations to determine a loss to be recognized at inception. However, the model continues to be applied on an individual basis and rely on counter-party specific information to ensure the most accurate estimate is recognized. The Company will reassess its reserves on finance receivables at each balance sheet date to determine if an adjustment to the previous reserve is necessary.
Accounting for Lease Concessions Related to COVID-19. In April 2020, the FASB staff issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under ASC 842, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. During the year ended December 31, 2020, the Company provided rent deferrals (to be repaid before the end of 2020) to certain tenants in its life science and medical office segments that were impacted by COVID-19 (discussed in further detail in Note 7). As it relates to these deferrals, the Company elected to not assess them on a lease-by-lease basis and to continue recognizing rent revenue on a straight-line basis.
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
As agreed to by the Company and Brookdale under the 2019 MTCA, in December 2020, the Company terminated the triple-net lease related to one property and converted it to a RIDEA structure. The 24 assets under the 2019 Amended Master Lease were sold in January 2021 (see Note 5).
Additionally, under the 2019 MTCA, the Company and Brookdale agreed to the following transactions which have not yet been completed:
•The CCRC JV will sell the remaining two CCRCs, which are being marketed for sale to third parties;
•The Company will provide up to $35 million of capital investment in the 2019 Amended Master Lease properties over a five-year term, which will increase rent by 7% of the amount spent, per annum. As of December 31, 2020, the Company had funded $5 million of this capital investment. Upon selling the 24 assets under the 2019 Amended Master Lease in January 2021, the remaining capital investment obligation was transferred to the buyer.
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
Upon sale of the 18 senior housing triple-net assets to Brookdale, the Company recognized an aggregate gain on sales of real estate of $164 million, which is recorded within income (loss) from discontinued operations.
Fair Value Measurement Techniques and Quantitative Information
At January 31, 2020, the Company performed a fair value assessment of each of the 2019 MTCA components that provided measurable economic benefit or detriment to the Company. Each fair value calculation was based on an income or market approach and relied on historical and forecasted net operating income, actuarial assumptions about the expected resident length of stay, and market data, including, but not limited to, discount rates ranging from 10% to 12%, annual rent escalators ranging from 2% to 3%, and real estate capitalization rates ranging from 7% to 9%. All assumptions were considered to be Level 3 measurements within the fair value hierarchy.
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
Midwest MOB Portfolio Acquisition
In October 2020, the Company acquired a portfolio of seven MOBs located in Indiana, Missouri, and Illinois for $169 million.
Cambridge Discovery Park Acquisition
In December 2020, the Company acquired three life science facilities in Cambridge, Massachusetts for $610 million and a 49% unconsolidated joint venture interest in a fourth property on the same campus for $54 million. If the fourth property is sold in a taxable transaction, the Company is generally obligated to indemnify its joint venture partner for its federal and state income taxes associated with the gain that existed at the time of the contribution to the joint venture.
South San Francisco Land Site Acquisition
In October 2020, the Company executed a definitive agreement to acquire approximately 12 acres of land for $128 million. The acquisition site is located in South San Francisco, California, adjacent to two sites currently held by the Company as land for future development. The Company made a $10 million nonrefundable deposit upon completing due diligence in November 2020 and expects to close the transaction in 2021.
Waldwick JV Interest Purchase
In October 2020, the Company acquired the remaining 15% equity interest of a senior housing joint venture structure (which owned one senior housing facility), in which the Company previously held an unconsolidated equity investment, for $4 million. Subsequent to acquisition, the Company owned 100% of the equity, began consolidating the facility, and recognized a gain upon change of control of $6 million, which is recorded in other income (expense), net within income (loss) from discontinued operations. In December 2020, the Company sold the property as part of the Atria SHOP Portfolio disposition discussed in Note 5.
MBK JV Dissolution
In November 2020, as part of the dissolution of a senior housing joint venture, the Company was distributed one property, one land parcel, and $11 million in cash. Upon consolidating the property and land parcel at the time of distribution, the Company recognized a loss upon change of control of $16 million, which is recorded in other income (expense), net within income (loss) from discontinued operations. The property is classified as held-for-sale as of December 31, 2020.
In conjunction with the distribution of the property, the Company assumed $36 million of secured mortgage debt which was recorded at its fair value through asset acquisition accounting.
Other Real Estate Acquisitions
In December 2020, the Company acquired one hospital in Dallas, Texas for $34 million.
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
Construction, Tenant, and Other Capital Improvements
The following table summarizes the Company’s expenditures for construction, tenant and other capital improvements, excluding expenditures related to properties classified as discontinued operations (in thousands):

	Year Ended December 31,
Segment	2020	2019	2018
Life science	$573,999	$499,956	$396,431
Medical office	173,672	146,466	146,087
CCRC	41,224	—	—
Other	—	30,852	18,357
	$788,895	$677,274	$560,875

NOTE 5.    Dispositions of Real Estate and Discontinued Operations

2020 Dispositions of Real Estate
Aegis NNN Portfolio
In December 2020, the Company sold 10 senior housing triple-net assets (the “Aegis NNN Portfolio”) for $358 million, resulting in total gain on sales of $228 million, which is recognized in income (loss) from discontinued operations.
Atria SHOP Portfolio
In November 2020, the Company entered into definitive agreements to sell a portfolio of 13 SHOP assets (the “Atria SHOP Portfolio”) for $334 million. In December 2020, the Company sold 12 of those assets for $312 million, resulting in total gain on sales of $39 million, which is recognized in income (loss) from discontinued operations. The Company provided the buyer with financing of $61 million on four of the assets sold (see Note 8). The final asset is expected to be sold during the first half of 2021, upon completion of the license transfer process.
Sunrise Senior Housing Portfolio
In November 2020, the Company entered into a definitive agreement to sell 32 SHOP and 2 senior housing triple-net assets for $744 million (the “Sunrise Senior Housing Portfolio”). The Company received a $35 million nonrefundable deposit upon completion of due diligence in December 2020, sold the 32 SHOP assets in January 2021 for $664 million, and provided the buyer with financing of $410 million (see Note 8). The two remaining senior housing triple-net assets are expected to be sold during the first half of 2021, upon completion of the license transfer process.
SLC SHOP Portfolio
In October 2020, the Company entered into a definitive agreement to sell seven SHOP assets for $115 million. The Company received a $3 million nonrefundable deposit and expects to close the transaction during the first half of 2021.
Brookdale Triple-Net Portfolio
In January 2021, the Company sold 24 senior housing assets in a triple-net lease with Brookdale for $510 million.
Additional SHOP Portfolio
In January 2021, the Company sold a portfolio of 16 SHOP assets for $230 million and provided the buyer with financing of $150 million (see Note 8).
HRA Triple-Net Portfolio
In February 2021, the Company sold eight senior housing assets in a triple-net lease with Harbor Retirement Associates for $132 million.
2020 Other Dispositions
In addition to the sales discussed above, during the year ended December 31, 2020, the Company sold the following: (i) 23 SHOP assets for $190 million, (ii) 21 senior housing triple-net assets for $428 million (inclusive of the 18 facilities sold to Brookdale under the 2019 MTCA - see Note 3), (iii) 11 MOBs for $136 million (inclusive of the exercise of a purchase option by a tenant to acquire 3 MOBs in San Diego, California), (iv) two MOB land parcels for $3 million, and (v) 1 asset from other non-reportable segments for $1 million, resulting in total gain on sales of $283 million ($193 million of which is reported in income (loss) from discontinued operations).
2019 Dispositions of Real Estate
During the year ended December 31, 2019, the Company sold the following: (i) 18 SHOP assets for $181 million, (ii) 2 senior housing triple-net assets for $26 million, (iii) 11 MOBs for $28 million, (vi) 1 life science asset for $7 million, (v) 1 undeveloped life science land parcel for $35 million, and (vi) 1 facility from the other non-reportable segment for $15 million, resulting in total gain on sales of $30 million ($23 million of which is reported in income (loss) from discontinued operations).

2018 Dispositions of Real Estate
Shoreline Technology Center
In November 2018, the Company sold its Shoreline Technology Center life science campus located in Mountain View, California for $1.0 billion and recognized a gain on sale of $726 million.
Brookdale MTCA Dispositions
As discussed in Note 3, during the fourth quarter of 2018, the Company sold 19 assets (11 senior housing triple-net assets and 8 SHOP assets) to a third-party for $377 million and recognized a gain on sale of $40 million, which is reported in income (loss) from discontinued operations. Refer to Note 3 for further detail on the Brookdale transactions.
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
U.K. Portfolio
In June 2018, the Company entered into a joint venture with an institutional investor (the “U.K. JV”) through which the Company sold a 51% interest in substantially all United Kingdom (“U.K.”) assets previously owned by the Company (the “U.K. Portfolio”) based on a total value of £382 million ($507 million). The Company retained a 49% noncontrolling interest in the U.K. JV and received gross proceeds of $402 million, including proceeds from the refinancing of the Company’s previously held intercompany loans. Upon closing the U.K. JV, the Company deconsolidated the U.K. Portfolio, recognized its retained noncontrolling interest investment at fair value ($105 million) and recognized a gain on sale of $11 million, net of $17 million of cumulative foreign currency translation reclassified from other comprehensive income recorded in gain (loss) on sales of real estate, net (see Note 22 for the reclassification impact of the Company’s hedge of its net investment in the U.K.). The U.K. JV provides numerous mechanisms by which the joint venture partner can acquire the Company’s remaining interest in the U.K. JV. The fair value of the Company’s retained noncontrolling interest investment was based on Level 2 measurements within the fair value hierarchy. Additionally, in August 2018, the Company sold its remaining £11 million U.K. development loan at par. In December 2019, the Company sold its remaining 49% interest in the U.K. JV (see Note 9).
2018 Other Dispositions
Additionally, during the year ended December 31, 2018, the Company sold the following: (i) 4 life science assets for $269 million, (ii) 1 undeveloped land parcel for $3 million, (iii) 2 senior housing triple-net assets for $35 million, (iv) 23 SHOP facilities for $394 million, and (v) 4 MOBs for $25 million, resulting in total gain on sales of $141 million ($55 million of which is reported in income (loss) from discontinued operations).
Held for Sale and Discontinued Operations
At December 31, 2020, 41 senior housing triple-net facilities, 6 MOBs, 97 SHOP facilities, and 1 SHOP joint venture were classified as held for sale and/or discontinued operations.
At December 31, 2019, 90 senior housing triple-net facilities (inclusive of 18 facilities sold to Brookdale under the 2019 MTCA - see Note 3), 115 SHOP facilities, 2 MOBs, and 4 SHOP joint ventures were classified as held for sale and/or discontinued operations.
During 2020, the Company established and began executing a plan to dispose of all the assets in its senior housing triple-net and SHOP portfolios. The held for sale criteria for all such assets were met either on or before December 31, 2020 and the Company concluded the dispositions met the requirements to be classified as discontinued operations.

The following summarizes the assets and liabilities classified as discontinued operations at December 31, 2020 and 2019, which are included in assets held for sale and discontinued operations, net and liabilities related to assets held for sale and discontinued operations, net, respectively, on the consolidated balance sheets (in thousands):

	December 31,
	2020	2019
ASSETS
Real estate:
Buildings and improvements	$2,553,254	$3,626,665
Development costs and construction in progress	21,509	38,728
Land	355,803	467,956
Accumulated depreciation and amortization	(615,708)	(861,557)
Net real estate	2,314,858	3,271,792
Investments in and advances to unconsolidated joint ventures	5,842	51,134
Accounts receivable, net of allowance of $5,873 and $4,178	20,500	14,575
Cash and cash equivalents	53,085	63,834
Restricted cash	17,168	27,040
Intangible assets, net	24,541	82,071
Right-of-use asset, net	4,109	5,701
Other assets, net(1)	103,965	125,502
Total assets of discontinued operations, net	2,544,068	3,641,649
Total medical office assets held for sale, net(2)	82,238	6,616
Assets held for sale and discontinued operations, net	$2,626,306	$3,648,265
LIABILITIES
Mortgage debt	318,876	296,879
Lease liability	3,189	4,871
Accounts payable, accrued liabilities, and other liabilities	79,411	83,392
Deferred revenue	11,442	18,520
Total liabilities of discontinued operations, net	412,918	403,662
Total liabilities related to medical office assets held for sale, net	2,819	26
Liabilities related to assets held for sale and discontinued operations, net	$415,737	$403,688
_______________________________________
(1)Includes goodwill of $29 million and $30 million as of December 31, 2020 and 2019, respectively.
(2)Primarily comprised of six MOBs with net real estate assets of $73 million and two MOBs with net real estate assets of $7 million as of December 31, 2020 and 2019, respectively.

The results of discontinued operations through December 31, 2020, or the disposal date of each asset or portfolio of assets if they have been sold, are included in the consolidated results for the years ended December 31, 2020, 2019, and 2018. Summarized financial information for discontinued operations for the years ended December 31, 2020, 2019, and 2018 is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenues:
Rental and related revenues	$97,877	$152,576	$216,887
Resident fees and services	621,253	583,653	400,557
Income from direct financing leases	—	20,815	37,926
Total revenues	719,130	757,044	655,370
Costs and expenses:
Interest expense	10,538	8,007	5,062
Depreciation and amortization	143,194	224,798	144,819
Operating	550,226	474,126	326,381
Transaction costs	20,426	6,780	9,635
Impairments and loan loss reserves (recoveries), net	201,344	208,229	44,343
Total costs and expenses	925,728	921,940	530,240
Other income (expense):
Gain (loss) on sales of real estate, net	460,144	22,940	94,618
Other income (expense), net	5,475	17,060	(110)
Total other income (expense), net	465,619	40,000	94,508
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	259,021	(124,896)	219,638
Income tax benefit (expense)	9,913	11,783	13,459
Equity income (loss) from unconsolidated joint ventures	(1,188)	(2,295)	3,159
Income (loss) from discontinued operations	$267,746	$(115,408)	$236,256
NOTE 6.    Impairments

Real Estate
During the year ended December 31, 2020, the Company recognized an aggregate impairment charge of $210 million ($201 million of which is reported in income (loss) from discontinued operations) related to 42 SHOP assets, 5 senior housing triple-net assets, 5 MOBs, and 1 undeveloped MOB land parcel as a result of being classified as held for sale and wrote down their aggregate carrying value of $960 million to their aggregate fair value, less estimated costs to sell, of $750 million. Additionally, during the year ended December 31, 2020, the Company recognized an impairment charge of $15 million related to one life science facility that it intends to demolish for a future development project.
The fair value of the impaired assets was based on forecasted sales prices, which are considered to be Level 3 measurements within the fair value hierarchy. Forecasted sales prices were determined using an income approach and/or a market approach (comparable sales model), which rely on certain assumptions by management, including: (i) market capitalization rates, (ii) comparable market transactions, (iii) estimated prices per unit, (iv) negotiations with prospective buyers, and (v) forecasted cash flow streams (lease revenue rates, expense rates, growth rates, etc.). There are inherent uncertainties in making these assumptions. For the Company’s impairment calculations during and as of the year ended December 31, 2020, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $13,000 to $300,000, with a weighted average price per unit of $164,000. When utilizing the income approach, assumptions include, but are not limited to, terminal capitalization rates ranging from 5.5% to 7.5% and discount rates ranging from 8.0% to 9.5%.
During the year ended December 31, 2019, the Company recognized an aggregate impairment charge of $194 million ($189 million of which is reported in income (loss) from discontinued operations) related to 8 senior housing triple-net assets, 27 SHOP assets, 3 MOBs, and 1 other non-reportable asset as a result of being classified as held for sale and wrote down their aggregate carrying value of $416 million to their aggregate fair value, less estimated costs to sell, of $223 million. During the year ended December 31, 2019, the Company also recognized an impairment charge of $4 million related to one MOB that it intends to demolish for a future development project.

The fair value of the impaired assets was based on forecasted sales prices, which are considered to be Level 3 measurements within the fair value hierarchy. For the Company’s impairment calculations during and as of the year ended December 31, 2019, the Company estimated the fair value of each asset using either (i) market capitalization rates ranging from 4.97% to 8.27%, with a weighted average rate of 6.22% or (ii) prices per unit ranging from $24,000 to $125,000, with a weighted average price of $73,000.
Additionally, during the year ended December 31, 2019, the Company determined the carrying value of two MOBs and one SHOP asset that were candidates for potential future sale were no longer recoverable due to the Company’s shortened intended hold period under the held-for-use impairment model. Accordingly, the Company wrote-down the carrying amount of these three assets to their respective fair value, which resulted in an aggregate impairment charge of $18 million ($9 million of which is reported in income (loss) from discontinued operations). The fair value of the assets are considered to be Level 2 measurements within the fair value hierarchy.
During the year ended December 31, 2018, in conjunction with classifying the assets as held for sale, the Company determined that 17 underperforming SHOP assets and one undeveloped life science land parcel were impaired. Additionally, the Company determined that three additional underperforming SHOP assets that were candidates for potential future sale were impaired under the held-for-use impairment model. Accordingly, the Company recognized total impairment charges of $52 million ($44 million of which is reported in income (loss) from discontinued operations), during the year ended December 31, 2018 to write-down the carrying value of the assets to their respective fair values (less estimated costs to sell for assets classified as held for sale). The fair value of the assets was based on contracted or forecasted sales prices and expected future cash flows, which are considered to be Level 2 measurements within the fair value hierarchy.
Casualty-Related
During the year ended December 31, 2019, the Company recognized a $5 million casualty-related gain, net of deferred tax impacts, as a result of insurance proceeds received for property damage and other associated costs related to hurricanes in 2017. Of the total $5 million, $2 million is recorded in other income (expense), net, and $3 million is recorded in income (loss) from discontinued operations.
Other
See Note 7 for information on the impairment charge related to the write-down of a DFL portfolio to its fair value. See Note 8 for information related to the Company's reserve for loan losses. See Note 9 for information on the impairment charge related to an asset classified as held-for-sale within the CCRC JV.
NOTE 7.    Leases

Lease Income
The following table summarizes the Company’s lease income, excluding discontinued operations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Fixed income from operating leases	$943,638	$853,545	$829,774
Variable income from operating leases	238,470	215,957	190,574
Interest income from direct financing leases	9,720	16,666	16,349
Direct Financing Leases
Net investment in DFLs consists of the following (dollars in thousands):

	December 31,
	2020	2019
Present value of minimum lease payments receivable	$9,804	$19,138
Present value of estimated residual value	44,706	84,604
Less deferred selling profits	(9,804)	(19,138)
Net investment in direct financing leases	$44,706	$84,604
Properties subject to direct financing leases	1	2

Direct Financing Lease Internal Ratings
The following table summarizes the Company’s internal ratings for DFLs at December 31, 2020 (dollars in thousands):

			Internal Ratings
Segment	Carrying Amount	Percentage of DFL Portfolio	Performing DFLs	Watch List DFLs	Workout DFLs
Medical office	$44,706	100	$44,706	—	—
	$44,706	100	$44,706	$—	$—
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
2019 Direct Financing Lease Sale
During the second quarter of 2019, the Company entered into agreements to sell 13 senior housing facilities under DFLs (the “DFL Sale Portfolio”) for $274 million. Upon entering into the agreements, the Company recognized an allowance for DFL losses and related impairment charge of $10 million (recognized in income (loss) from discontinued operations) to write-down the carrying value of the DFL Sale Portfolio to its fair value. The fair value of the DFL Sale Portfolio was based upon the agreed upon sale price, less estimated costs to sell, which was considered to be a Level 2 measurement within the fair value hierarchy. In conjunction with the entering into agreements to sell the DFL Sale Portfolio, the Company placed the portfolio on nonaccrual status and began recognizing income equal to the amount of cash received.
The Company completed the sale of the DFL Sale Portfolio in September 2019.
For the DFL Sale Portfolio, during the years ended December 31, 2019 and 2018, income from DFLs was $17 million and $24 million (recognized in income (loss) from discontinued operations), respectively, and cash payments received were $16 million and $20 million, respectively.
Direct Financing Lease Receivable Maturities
The following table summarizes future minimum lease payments contractually due under DFLs at December 31, 2020 (in thousands):

Year	Amount
2021	$8,601
2022	1,203
2023	—
2024	—
2025	—
Thereafter	—
Undiscounted minimum lease payments receivable	9,804
Less: imputed interest	—
Present value of minimum lease payments receivable	$9,804
Residual Value Risk
Quarterly, the Company reviews the estimated unguaranteed residual value of assets under DFLs to determine if there have been any material changes compared to the prior quarter. As needed, the Company and/or the related tenants will invest necessary funds to maintain the residual value of each asset.

Operating Leases
Future Minimum Rents
The following table summarizes future minimum lease payments to be received, excluding future minimum lease payments from assets classified as discontinued operations, from tenants under non-cancelable operating leases as of December 31, 2020 (in thousands):

Year	Amount(1)
2021	$969,519
2022	929,437
2023	869,628
2024	774,641
2025	669,289
Thereafter	2,431,032
$6,643,546
_______________________________________
(1)Excludes future minimum lease payments from assets classified as discontinued operations.
Tenant Purchase Options
Certain leases, including DFLs, contain purchase options whereby the tenant may elect to acquire the underlying real estate. Annualized base rent from leases subject to purchase options, summarized by the year the purchase options are exercisable, excluding leases related to assets classified as discontinued operations, are as follows (dollars in thousands):

Year	Annualized Base Rent(1)(2)	Number of Properties
2021	$29,394	12
2022	11,187	3
2023	—	—
2024	3,190	1
2025	9,065	13
Thereafter	5,815	2
	$58,651	31
_______________________________________
(1)Represents the most recent month’s base rent including additional rent floors and cash income from DFLs annualized for 12 months. Base rent does not include tenant recoveries, additional rents in excess of floors, and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest and deferred revenues).
(2)Excludes tenant purchase options related to assets classified as discontinued operations.
During the fourth quarter of 2019, one of the Company's tenants exercised its option to acquire from the Company an acute care hospital and adjacent land parcel located in Irvine, California for $226 million. The sale is scheduled to close during the first half of 2021. The annualized base rent associated with the assets covered by this purchase option is included in the table above for 2021.
Lease Costs
The following tables provide information regarding the Company’s leases to which it is the lessee, such as corporate offices and ground leases, excluding lease costs related to assets classified as discontinued operations (dollars in thousands):

	Year Ended December 31,
Lease Expense Information:	2020	2019	2018
Total lease expense(1)	$13,601	$11,852	$10,569
_______________________________________
(1)Lease expense related to corporate assets is included in general and administrative expenses and lease expense related to ground leases is included within operating expenses in the Company’s consolidated statements of operations.

	Year Ended December 31,
Supplemental Cash Flow Information:	2020	2019	2018
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows for operating leases	$9,940	$8,158	$7,326

Right-of-use asset obtained in exchange for new lease liability:
Operating leases	$32,208	$5,733	$—

Weighted Average Lease Term and Discount Rate:	December 31, 2020	December 31, 2019
Weighted average remaining lease term (years):
Operating leases	57	51

Weighted average discount rate:
Operating leases	4.26%	4.36%
The following table summarizes future minimum lease payments under non-cancelable ground and other operating leases included in the Company’s lease liability, excluding future minimum lease payments related to assets classified as held for sale or discontinued operations, as of December 31, 2020 (in thousands):

Year	Amount(1)
2021	$11,106
2022	11,262
2023	11,445
2024	10,246
2025	8,886
Thereafter	469,453
Undiscounted minimum lease payments included in the lease liability	522,398
Less: imputed interest	(342,503)
Present value of lease liability	$179,895
_______________________________________
(1)Excludes future minimum lease payments under non-cancelable ground and other operating leases from assets classified as discontinued operations.
Depreciation Expense
While the Company leases the majority of its property, plant, and equipment to various tenants under operating leases and DFLs, in certain situations, the Company owns and operates certain property, plant, and equipment for general corporate purposes. Corporate assets are recorded within other assets, net within the Company’s consolidated balance sheets and depreciation expense for those assets is recorded in general and administrative expenses in the Company’s consolidated statements of operations. Included within other assets, net as of December 31, 2020 and December 31, 2019 is $6 million and $4 million, respectively, of accumulated depreciation related to corporate assets. Included within general and administrative expenses for the years ended December 31, 2020, 2019, and 2018 is $2 million, $2 million and $4 million, respectively, of depreciation expense related to corporate assets.
COVID-19 Rent Deferrals
During the second and third quarters of 2020, the Company agreed to defer rent from certain tenants in the medical office segment, with the requirement that all deferred rent be repaid by the end of 2020. Under this program, through December 31, 2020, approximately $6 million of rent was deferred for the medical office segment, substantially all of which had been collected as of December 31, 2020.
Additionally, through December 31, 2020, the Company granted approximately $1 million of rent deferrals to certain tenants in the life science segment, all of which had been collected as of December 31, 2020.
The rent deferrals granted do not impact the pattern of revenue recognition or amount of revenue recognized (refer to Note 2 for additional information).

NOTE 8.    Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	December 31,
	2020	2019
Secured mortgage loans(1)	$161,530	$161,964
Mezzanine and other	44,347	27,752
Unamortized discounts, fees, and costs	(222)	863
Reserve for loan losses	(10,280)	—
Loans receivable, net	$195,375	$190,579
_______________________________________
(1)At December 31, 2020, the Company had $11 million remaining of commitments to fund $81 million of senior housing development and redevelopment projects. At December 31, 2019, the Company had $25 million remaining of commitments to fund $174 million of senior housing development and redevelopment projects.
2020 Loans Receivable Transactions
For certain residents that qualify, CCRCs may offer to lend residents the necessary funds to satisfy the entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. The loans are due upon sale of the previous residence. Upon completing the CCRC Acquisition (see Note 3) in January 2020, the Company began consolidating 13 CCRCs, which held approximately $30 million of such notes receivable from various community residents at the time of acquisition. At December 31, 2020, the Company held $23 million of such receivables, which are included in mezzanine and other in the table above.
In November 2020, the Company sold one mezzanine loan with a $10 million principal balance for $8 million, resulting in a $2 million loss.
In December 2020, the Company sold one secured mortgage loan with a $115 million principal balance for $109 million, resulting in a $6 million loss.
SHOP Seller Financing
In December 2020, in conjunction with the sale of four SHOP facilities in the Atria SHOP Portfolio for $94 million (see Note 5), the Company provided the buyer with financing of $61 million. The remainder of the sales price was received in cash at the time of sale. The financing is secured by the buyer's equity ownership in the four properties.
In conjunction with the sale of 32 SHOP facilities in the Sunrise Senior Housing Portfolio for $664 million in January 2021 (see Note 5), the Company provided the buyer with financing of $410 million. The remainder of the sales price was received in cash at the time of sale. The financing is secured by the buyer's equity ownership in each property.
In conjunction with the sale of 16 additional SHOP facilities for $230 million in January 2021 (see Note 5), the Company provided the buyer with financing of $150 million. The remainder of the sales price was received in cash at the time of sale. The financing is secured by the buyer's equity ownership in each property.
In December 2019, the Company sold two SHOP facilities in Florida for $56 million and provided the buyer with initial financing of $45 million. The remainder of the sales price was received in cash at the time of sale. Additionally, the Company agreed to provide up to $10 million of redevelopment funding (80% of the estimated cost of redevelopment), $7 million of which has been funded as of December 31, 2020. The initial and redevelopment financings are secured by the buyer's equity ownership in the property.
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

The following table summarizes, by year of origination, the Company’s internal ratings for loans receivables, net of reserves for loan losses, as of December 31, 2020 (dollars in thousands):

Investment Type	Year of Origination					Total
	2020	2019	2018	2017	2016
Secured mortgage loans
Risk rating:
Performing loans	$95,800	$61,772	$—	$—	$—	$157,572
Watch list loans	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—
Total secured mortgage loans	$95,800	$61,772	$—	$—	$—	$157,572
Mezzanine and other
Risk rating:
Performing loans	$23,263	$12,252	$—	$—	$—	$35,515
Watch list loans	—	—	—	—	2,288	2,288
Workout loans	—	—	—	—	—	—
Total mezzanine and other	$23,263	$12,252	$—	$—	$2,288	$37,803
Real Estate Secured Loans
The following table summarizes the Company’s loans receivable secured by real estate at December 31, 2020 (dollars in thousands):

Final Maturity Date	Number of Loans	Payment Terms	Principal Amount(1)	Carrying Amount
2021	1	Monthly interest-only payments, accrues interest at 7.5% and secured by a senior housing facility under development in Texas	$2,250	$2,250
2021	1	Monthly interest-only payments, accrues interest at 7.5% and secured by a senior housing facility under development in Florida	8,289	8,289
2021	4	Monthly interest-only payments, accrues interest at 3.5% and secured by senior housing facilities in Florida and California	61,018	57,861
2022	1	Monthly interest-only payments, accrues interest at 5.5% and secured by equity interests in 11 senior housing facilities in California	25,000	24,462
2026	1	Monthly interest-only payments, accrues interest at the greater of 2% or LIBOR, plus 4.25% and secured by a senior housing facility under development in Florida	51,716	51,233
2026	1	Monthly interest-only payments, accrues interest at the greater of 2% or LIBOR, plus 4.25% and secured by a senior housing facility under development in California	13,257	13,477
	9		$161,530	$157,572
_______________________________________
(1)Represents future contractual principal payments to be received on loans receivable secured by real estate.
During the years ended December 31, 2020, 2019, and 2018, the Company recognized $13 million, $6 million, and $5 million, respectively, of interest income related to loans secured by real estate.
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
The following table summarizes the Company’s reserve for loan losses at December 31, 2020 (in thousands):

	December 31, 2020
	Secured Mortgage Loans	Mezzanine and Other	Total
Reserve for loan losses, December 31, 2019	$—	$—	$—
Cumulative-effect of adopting of ASU 2016-13 to beginning retained earnings	513	907	1,420
Provision for expected loan losses	2,639	6,221	8,860
Reserve for loan losses, December 31, 2020	$3,152	$7,128	$10,280
Additionally, at December 31, 2020, a liability of $1 million related to expected credit losses for unfunded loan commitments was included in accounts payable, accrued liabilities, and other liabilities.
Credit loss expenses and recoveries are recorded in impairments and loan loss reserves (recoveries), net. During the year ended December 31, 2020, the net credit loss expense was $18 million. The change in the provision for expected loan losses during the year ended December 31, 2020 is primarily due to the current and anticipated economic impact of COVID-19.
Other Secured Loans
Tandem Health Care Loan
From July 2012 through May 2015, the Company funded, in aggregate, $257 million under a collateralized mezzanine loan facility (the “Mezzanine Loan”) to certain affiliates of Tandem Health Care (together with is affiliates, “Tandem”).
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

NOTE 9.    Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method, excluding investments classified as discontinued operations (dollars in thousands):

				Carrying Amount
				December 31,
Entity(1)(2)	Segment	Property Count(3)	Ownership %(3)	2020	2019
SWF SH JV(4)	Other	19	54	$357,581	$428,258
Life Science JV(5)	LS	1	49	24,879	—
Medical Office JVs(6)	MOB	3	20 - 67	9,673	9,845
Other JVs(7)	Other	—	41 - 47	9,157	10,372
CCRC JV(8)	CCRC	2	49	1,581	325,830
Advances to unconsolidated joint ventures, net				—	76
				$402,871	$774,381
_______________________________________
(1)These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)The property count, ownership percentage, and carrying amount at December 31, 2020 excludes the Otay Ranch JV, which is classified as discontinued operations and has an aggregate carrying value of $6 million at December 31, 2020. The carrying amount at December 31, 2019 excludes the Otay Ranch JV, Waldwick JV, MBK JV, and MBK Development JV, which are classified as discontinued operations and had an aggregate carrying value of $51 million at December 31, 2019. The Otay Ranch JV (90% ownership percentage) is the only one of these joint ventures that remains outstanding at December 31, 2020.
(3)Property count and ownership percentage are as of December 31, 2020.
(4)In December 2019, the Company formed the SWF SH JV with a sovereign wealth fund (see Note 4).
(5)In December 2020, the Company acquired a joint venture interest in a life science facility in Cambridge, Massachusetts (see Note 4).
(6)Includes three unconsolidated medical office joint ventures (and the Company’s ownership percentage): (i) Ventures IV (20%); (ii) Ventures III (30%); and (iii) Suburban Properties, LLC (67%).
(7)Unconsolidated other joint ventures (and the Company’s ownership percentage) include: (i) Discovery Naples JV (41%) and (ii) Discovery Sarasota JV (47%). The Discovery Naples JV and Discovery Sarasota JV are joint ventures that are developing senior housing facilities and the Company’s investments in those joint ventures are preferred equity investments earning a 10% per annum fixed-rate return. In January 2020, the Company sold its interest in the remaining K&Y joint venture for $12 million. At December 31, 2019, the K&Y joint venture includes an ownership percentage of 80% and one unconsolidated joint venture. In October 2019, the Company sold its interest in one of the K&Y joint ventures for $4 million.
(8)See Note 3 for a discussion of the 2019 MTCA with Brookdale, including the acquisition of Brookdale’s interest in 13 of the 15 communities in the CCRC JV in January 2020.
At December 31, 2020 and 2019, the aggregate unamortized basis difference of the Company's investments in unconsolidated joint ventures of $33 million and $(63) million, respectively, is primarily attributable to the difference between the amount for which the Company purchased its interest in the entity and the historical carrying value of the net assets of the entity. The difference is being amortized over the remaining useful life of the related assets and is included in equity income (loss) from unconsolidated joint ventures.
CCRC JV. In January 2020, the Company, which owned a 49% interest in the CCRC JV, purchased Brookdale’s 51% interest in and began consolidating 13 of the 15 communities in the CCRC JV. Refer to Note 3 for a detailed discussion of the 2019 MTCA with Brookdale. During 2019, the CCRC JV recognized an impairment charge of $12 million. Accordingly, the Company recognized its 49% share of the impairment charge ($6 million) through equity income (loss) from unconsolidated joint ventures during the year ended December 31, 2019.
U.K. JV. In December 2019, the Company sold its remaining 49% interest in the U.K. JV for proceeds of £70 million ($91 million) and recognized a loss on sale of $7 million (based on exchange rates at the time the transaction was completed), including $1 million of loss in accumulated other comprehensive income (loss) that was reclassified to gain (loss) on sales of real estate. As of December 31, 2019, the Company no longer owned real estate in the U.K.

NOTE 10.    Intangibles

Intangible assets primarily consist of lease-up intangibles and above market tenant lease intangibles. The following table summarizes the Company’s intangible lease assets (dollars in thousands):

	December 31,
Intangible lease assets	2020	2019
Gross intangible lease assets	$761,328	$426,967
Accumulated depreciation and amortization	(241,411)	(166,763)
Intangible assets, net(1)	$519,917	$260,204

Weighted average remaining amortization period in years	5	5
_______________________________________
(1)Excludes intangible assets reported in assets held for sale and discontinued operations, net of $25 million and $82 million as of December 31, 2020 and December 31, 2019, respectively.
Intangible liabilities consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (dollars in thousands):

	December 31,
Intangible lease liabilities	2020	2019
Gross intangible lease liabilities	$194,565	$113,213
Accumulated depreciation and amortization	(50,366)	(38,222)
Intangible liabilities, net	$144,199	$74,991

Weighted average remaining amortization period in years	8	7
The following table sets forth amortization related to intangible assets, net and intangible liabilities, net (in thousands):

	Year Ended December 31,
	2020	2019	2018
Depreciation and amortization expense related to amortization of lease-up intangibles(1)	$89,301	$46,828	$43,933
Rental and related revenues related to amortization of net below market lease liabilities(1)	11,717	6,319	5,341
_______________________________________
(1)Excludes amortization related to assets classified as discontinued operations.
During the year ended December 31, 2020, in conjunction with the Company’s acquisitions of real estate (including the consolidation of 13 CCRCs in which the Company acquired Brookdale’s interest as part of the 2019 Brookdale MTCA - see Note 3), the Company acquired intangible assets of $352 million and intangible liabilities of $83 million. The intangible assets and intangible liabilities acquired have a weighted average amortization period of 7 years and 9 years, respectively.
On January 1, 2019, in conjunction with the adoption of ASU 2016-02 (see Note 2), the Company reclassified $39 million of intangible assets, net and $6 million of intangible liabilities, net related to above and below market ground leases to right-of-use asset, net.

The following table summarizes the estimated annual amortization for each of the five succeeding fiscal years and thereafter, excluding assets classified as discontinued operations (in thousands):

	Rental and Related Revenues(1)(3)	Depreciation and Amortization(2)(3)
2021	$18,093	$96,094
2022	17,841	89,217
2023	17,119	85,484
2024	16,159	82,647
2025	15,370	72,373
Thereafter	50,514	84,999
	$135,096	$510,814
_______________________________________
(1)The amortization of net below market lease intangibles is recorded as an increase to rental and related revenues.
(2)The amortization of lease-up intangibles is recorded to depreciation and amortization expense.
(3)Excludes estimated annual amortization from assets classified as discontinued operations.
NOTE 11.    Debt

Bank Line of Credit and Term Loans
On May 23, 2019, the Company executed a $2.5 billion unsecured revolving line of credit facility (the “Revolving Facility”), which matures on May 23, 2023 and contains two six month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at LIBOR plus a margin that depends on credit ratings of the Company's senior unsecured long-term debt. The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on those credit ratings at December 31, 2020, the margin on the Revolving Facility was 0.83% and the facility fee was 0.15%.
In May 2019, the Company also entered into a $250 million unsecured term loan facility, which the Company fully drew down during the second quarter of 2019 (the “2019 Term Loan” and, together with the Revolving Facility, the “Facilities”). The 2019 Term Loan matures on May 23, 2024. Based on credit ratings for the Company’s senior unsecured long-term debt at December 31, 2020, the 2019 Term Loan accrues interest at a rate of LIBOR plus 0.90%, with a weighted average effective interest rate of 1.14%.
The Facilities include a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. The Facilities also contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.0 billion. At December 31, 2020, the Company believes it was in compliance with each of these restrictions and requirements of the Facilities.
Commercial Paper Program
In September 2019, the Company established an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, unsecured short-term debt securities with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time, with the maximum aggregate face or principal amount outstanding at any one time not exceeding $1.0 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company intends to use its Revolving Facility as a liquidity backstop for the repayment of unsecured short term debt securities issued under the Commercial Paper Program. At December 31, 2020, the Company had $130 million of notes outstanding under the Commercial Paper Program, with original maturities of one month and a weighted average interest rate of 0.30%. At December 31, 2019, the Company had $93 million of notes outstanding under the Commercial Paper Program, with original maturities of one month and a weighted average interest rate of 2.04%.

Senior Unsecured Notes
At December 31, 2020, the Company had senior unsecured notes outstanding with an aggregate principal balance of $5.75 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions, and other customary terms. The Company believes it was in compliance with these covenants at December 31, 2020.
The following table summarizes the Company’s senior unsecured notes issuances for the periods presented (dollars in thousands):

Issue Date	Amount	Coupon Rate	Maturity Date
Year ended December 31, 2020:
June 23, 2020	$600,000	2.88%	2031
Year ended December 31, 2019:
November 21, 2019	$750,000	3.00%	2030
July 5, 2019	$650,000	3.25%	2026
July 5, 2019	$650,000	3.50%	2029
There were no senior unsecured notes issuances for the year ended December 31, 2018.
The following table summarizes the Company’s senior unsecured notes payoffs and repurchases for the periods presented (dollars in thousands):

Payoff Date	Amount	Coupon Rate	Maturity Date
Year ended December 31, 2020:
July 9, 2020(1)	$300,000	3.15%	2022
June 24, 2020(2)	$250,000	4.25%	2023
Year ended December 31, 2019:
November 21, 2019(3)	$350,000	4.00%	2022
July 22, 2019(4)	$800,000	2.63%	2020
July 8, 2019(4)	$250,000	4.00%	2022
July 8, 2019(4)	$250,000	4.25%	2023
Year ended December 31, 2018:
November 8, 2018	$450,000	3.75%	2019
July 16, 2018(5)	$700,000	5.38%	2021
_______________________________________

(1)Upon completing the redemption of the 3.15% senior unsecured notes due in 2022, the Company recognized an $18 million loss on debt extinguishment.
(2)Upon repurchasing a portion of the 4.25% senior unsecured notes due in 2023, the Company recognized a $26 million loss on debt extinguishment.
(3)Upon repurchasing the 4.00% senior unsecured notes due in 2022, the Company recognized a $22 million loss on debt extinguishment.
(4)Upon completing the redemption of the 2.63% senior unsecured notes due in 2020 and repurchasing a portion of the 4.25% senior unsecured notes due in 2023 and the 4.00% senior unsecured notes due in 2022, the Company recognized a $35 million loss on debt extinguishment.
(5)Upon repurchasing the 5.38% senior unsecured notes due in 2021, the Company recognized a $44 million loss on debt extinguishment.
From January 1, 2021 through February 8, 2021, the Company repurchased $112 million aggregate principal amount of its 4.25% senior unsecured notes due in 2023, $201 million aggregate principal amount of its 4.20% senior unsecured notes due in 2024, and $469 million aggregate principal amount of its 3.88% senior unsecured notes due in 2024. Upon completing that repayment, the Company will recognize a $90 million loss on debt extinguishment during the first quarter of 2021.
Mortgage Debt
At December 31, 2020 and 2019, the Company had $217 million and $12 million, respectively, in aggregate principal of mortgage debt outstanding (excluding mortgage debt on assets held for sale and discontinued operations), which is secured by six and four healthcare facilities, respectively, with an aggregate carrying value of $517 million and $38 million, respectively.
During the year ended December 31, 2020, 2019, and 2018 the Company made aggregate principal repayments of mortgage debt of $18 million, $4 million, and $5 million, respectively.

Mortgage debt generally requires monthly principal and interest payments, is collateralized by real estate assets, and is generally non-recourse. Mortgage debt typically restricts the transfer of the encumbered assets, prohibits additional liens, restricts prepayment, requires payment of real estate taxes, requires maintenance of the assets in good condition, requires insurance on the assets, and includes conditions to obtain lender consent to enter into or terminate material leases. Some of the mortgage debt may require tenants or operators to maintain compliance with the applicable leases or operating agreements of such real estate assets.
In November 2020, upon consolidating one property as part of a joint venture dissolution, the Company assumed $36 million of secured mortgage debt (classified as liabilities related to assets held for sale and discontinued operations, net) maturing in 2025 and having a weighted averaged interest rate of 3.87% (see Note 4).
In May 2019, upon acquiring three senior housing assets from Oakmont, the Company assumed $50 million of secured mortgage debt (classified as liabilities related to assets held for sale and discontinued operations, net) maturing in 2028 and having a weighted average interest rate of 4.83%. In July 2019, upon acquiring five additional senior housing assets from Oakmont, the Company assumed an additional $112 million of secured mortgage debt with maturity dates ranging from 2027 to 2033 and a weighted average interest rate of 4.89% (see Note 4).
Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at December 31, 2020 (in thousands):

				Senior Unsecured Notes(1)		Mortgage Debt(2)
Year	Bank Line of Credit	Commercial Paper	Term Loan	Amount	Interest Rate	Amount	Interest Rate	Total
2021	$—	$129,590	$—	$—	—%	$13,015	5.26%	$142,605
2022	—	—	—	—	—%	4,843	—%	4,843
2023	—	—	—	300,000	4.37%	89,874	3.80%	389,874
2024	—	—	250,000	1,150,000	4.17%	3,050	—%	1,403,050
2025	—	—	—	1,350,000	3.93%	3,209	—%	1,353,209
Thereafter	—	—	—	2,950,000	3.67%	102,789	3.57%	3,052,789
	—	129,590	250,000	5,750,000		216,780		6,346,370
(Discounts), premium and debt costs, net	—	—	(818)	(52,414)		4,841		(48,391)
	—	129,590	249,182	5,697,586		221,621		6,297,979
Debt on assets held for sale and discontinued operations(3)	—	—	—	—		318,876		318,876
	$—	$129,590	$249,182	$5,697,586		$540,497		$6,616,855
_______________________________________

(1)Effective interest rates on the senior notes range from 3.08% to 6.87% with a weighted average effective interest rate of 3.86% and a weighted average maturity of 7 years.
(2)Excluding mortgage debt on assets classified as held for sale and discontinued operations, effective interest rates on the mortgage debt range from 3.42% to 5.91% with a weighted average effective interest rate of 3.73% and a weighted average maturity of 5 years.
(3)Represents mortgage debt on assets held for sale and discontinued operations with interest rates of 1.34% to 5.13% that mature between 2025 and 2044.
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

Class Action. On May 9, 2016, a purported stockholder of the Company filed a putative class action complaint, Boynton Beach Firefighters’ Pension Fund v. HCP, Inc., et al., Case No. 3:16-cv-01106-JJH, in the U.S. District Court for the Northern District of Ohio against the Company, certain of its officers, HCR ManorCare, Inc. (“HCRMC”), and certain of its officers, asserting violations of the federal securities laws. The suit asserted claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and alleged that the Company made certain false or misleading statements relating to the value of and risks concerning its investment in HCRMC by allegedly failing to disclose that HCRMC had engaged in billing fraud, as alleged by the U.S. Department of Justice (“DoJ”) in a suit against HCRMC arising from the False Claims Act that the DoJ voluntarily dismissed with prejudice. On November 22, 2019, the Court granted the class action motion to dismiss. On December 20, 2019, Co-Lead Plaintiffs filed a motion to amend the Court's judgment to permit amendment of the complaint, and on November 30, 2020, the Court denied Co-Lead Plantiff’s motion. Co-Lead Plantiffs have not appealed the dismissal and denial of leave to amend their compliant.
Derivative Actions. On June 16, 2016 and July 5, 2016, purported stockholders of the Company filed two derivative actions, Subodh v. HCR ManorCare Inc., et al., Case No. 30-2016-00858497-CU-PT-CXC and Stearns v. HCR ManorCare, Inc., et al., Case No. 30-2016-00861646-CU-MC-CJC, in the Superior Court of California, County of Orange, against certain of the Company’s current and former directors and officers and HCC. The Company is named as a nominal defendant. As both derivative actions contained substantially the same allegations, were consolidated into a single action (the “California derivative action”). The consolidated action alleges that the defendants engaged in various acts of wrongdoing, including, among other things, breaching fiduciary duties by publicly making false or misleading statements of fact regarding HCRMC’s finances and prospects, and failing to maintain adequate internal controls. On April 18, 2017, the Court approved the parties’ stipulation to stay the case pending disposition of the motion to dismiss the class action litigation. As of February 8, 2021, the California derivative action remained outstanding.
On April 10, 2017, a purported stockholder of the Company filed a derivative action, Weldon v. Martin et al., Case No. 3:17-cv-755, in federal court in the Northern District of Ohio, Western Division, against certain of the Company’s current and former directors and officers and HCRMC. The Company was named as a nominal defendant. The Weldon complaint asserted similar claims to those asserted in the California derivative action. In addition, the complaint asserted a claim under Section 14(a) of the Exchange Act, alleging that the Company made false statements in its 2016 proxy statement by not disclosing that the Company’s performance issues in 2015 were the direct result of alleged billing fraud at HCRMC. On January 5, 2021, the Court dismissed the Weldon case without prejudice.
On July 21, 2017, a purported stockholder of the Company filed another derivative action, Kelley v. HCR ManorCare, Inc., et al., Case No. 8:17-cv-01259, in federal court in the Central District of California, against certain of the Company’s current and former directors and officers and HCRMC. The Company was named as a nominal defendant. The Kelley complaint asserted similar claims to those asserted in Weldon and in the California derivative action. Like Weldon, the Kelley complaint also additionally alleged that the Company made false statements in its 2016 proxy statement, and asserted a claim for a violation of Section 14(a) of the Exchange Act. On November 28, 2017, the federal court in the Central District of California granted Defendants’ motion to transfer the action to the Northern District of Ohio (i.e., the court where the class action and other federal derivative action are pending). On January 5, 2021, the Court dismissed the Kelley case with prejudice.
The Company’s Board of Directors received letters dated August 17, 2016, April 19, 2017, and April 20, 2017 from private law firms acting on behalf of clients who are purported stockholders of the Company, each asserting allegations similar to those made in the California derivative action matters discussed above. Each letter demands that the Board of Directors take action to assert the Company’s rights. The Board of Directors completed its evaluation and rejected the demand letters in December of 2017. One of the law firms has more recently requested that the Board of Directors reconsider its determination after a ruling on the motion to dismiss in the class action litigation. In February 2021, the Board of Directors reaffirmed its rejection of the demand letters.
The Company believes that the plaintiffs lack standing or the lawsuits and demands are without merit, but cannot predict the outcome of these proceedings or reasonably estimate any potential loss at this time. Accordingly, no loss contingency has been recorded for these matters as of December 31, 2020, as the likelihood of loss is not considered probable or estimable.

DownREIT LLCs
In connection with the formation of certain DownREIT LLCs, members may contribute appreciated real estate to a DownREIT LLC in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if a contributed property is later sold by the DownREIT LLC, the unamortized pre-contribution gain that exists at the date of sale is specifically allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT LLC. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT LLC in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Code (“make-whole payments”). These make-whole payments include a tax gross-up provision. These indemnification agreements have expirations terms that range through 2039 on a total of 24 properties.
Commitments
The following table summarizes the Company’s material commitments, excluding debt service obligations (see Note 11), obligations as the lessee under operating leases (see Note 7), and commitments related to assets classified as discontinued operations, at December 31, 2020 (in thousands):

Amount
Construction loan commitments(1)	$11,137
Lease and other contractual commitments(2)	109,126
Development commitments(3)	196,749
Total	$317,012
_______________________________________
(1)Represents loan commitments to finance development and redevelopment projects.
(2)Represents the Company's commitments, as lessor, under signed leases and contracts for operating properties and includes allowances for tenant improvements and leasing commissions. Excludes allowances for tenant improvements related to developments in progress for which the Company has executed an agreement with a general contractor to complete the tenant improvements (recognized in the “Development commitments” line).
(3)Represents construction and other commitments for developments in progress and includes allowances for tenant improvements of $28 million that the Company has provided as a lessor. Excludes $4 million of commitments related to assets classified as discontinued operations.
Credit Enhancement Guarantee
Prior to December 31, 2020, certain of the Company’s senior housing facilities served as collateral for debt that was owed by a previous owner of the facilities. This indebtedness was guaranteed by the previous owner who has an investment grade credit rating.
In conjunction with certain of the Company’s planned dispositions of SHOP assets, during October 2020, the debt to which the Company’s assets served as collateral was defeased. As part of that defeasance, the Company paid approximately $11 million of the defeasance premium, which was recognized as a transaction cost expense and reported in income (loss) from discontinued operations.
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

General Uninsured Losses
The Company obtains various types of insurance to mitigate the impact of property, business interruption, liability, workers’ compensation, flood, windstorm, earthquake, environmental, cyber, and terrorism related losses. The Company attempts to obtain appropriate policy terms, conditions, limits, and deductibles considering the relative risk of loss, the cost of such coverage, and current industry practice. There are, however, certain types of extraordinary losses, such as those due to acts of war or other events that may be either uninsurable or not economically insurable. In addition, the Company has a large number of properties that are exposed to earthquake, flood, and windstorm occurrences for which the related insurances carry high deductibles and have limits.
NOTE 13.    Equity

Dividends
On February 9, 2021, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.30 per share. The common stock cash dividend will be paid on March 5, 2021 to stockholders of record as of the close of business on February 22, 2021.
During the years ended December 31, 2020, 2019, and 2018, the Company declared and paid common stock cash dividends of $1.48 per share.
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
ATM Forward Contracts
During the year ended December 31, 2020, the Company did not utilize the forward provisions under the 2020 ATM Program. During the year ended December 31, 2020, the Company utilized the forward provisions under the 2019 ATM Program to allow for the sale of up to an aggregate of 2.0 million shares of its common stock at an initial weighted average net price of $35.23 per share, after commissions. During the year ended December 31, 2019, the Company utilized the forward provisions under the 2019 ATM Program to allow for the sale of up to an aggregate of 20.3 million shares of its common stock at an initial weighted average net price of $31.44 per share, after commissions.
During the three months ended March 31, 2020, the Company settled all 16.8 million shares previously outstanding under ATM forward contracts at a weighted average net price of $31.38 per share, after commissions, resulting in net proceeds of $528 million. No shares were settled subsequent to March 31, 2020 and therefore, at December 31, 2020, no shares remained outstanding under ATM forward contracts. During the year ended December 31, 2019, the Company settled 5.5 million shares at a weighted average net price of $30.91 per share, after commissions, resulting in net proceeds of $171 million.
At December 31, 2020, approximately $1.25 billion of the Company’s common stock remained available for sale under the 2020 ATM Program.

ATM Direct Issuances
During the year ended December 31, 2020, no shares of common stock were issued under the 2019 ATM Program or 2020 ATM Program. During the year ended December 31, 2019, the Company issued 5.9 million shares of common stock under the 2019 ATM Program at a weighted average net price of $31.84 per share, after commissions, resulting in net proceeds of $189 million. During the year ended December 31, 2018, the Company issued 5.4 million shares of common stock under a previous ATM Program at a weighted average net price of $28.27 per share, after commissions, resulting in net proceeds of $154 million.
Forward Equity Offerings
November 2019 Offering. In November 2019, the Company entered into a forward equity sales agreement (the “2019 forward equity sales agreement”) to sell an aggregate of 15.6 million shares of its common stock (including shares sold through the exercise of underwriters’ options) at an initial net price of $34.46 per share, after underwriting discounts and commissions, which was subject to adjustments for: (i) accrued interest, (ii) the forward purchasers’ stock borrowing costs, and (iii) certain fixed price reductions during the term of the agreement. During the year ended December 31, 2019, no shares were settled under the 2019 forward equity sales agreement. During the three months ended March 31, 2020, the Company settled all 15.6 million shares under the 2019 forward equity sales agreement at a weighted average net price of $34.18 per share, resulting in net proceeds of $534 million (total net proceeds of $1.06 billion, when aggregated with the net proceeds from settling ATM forward contracts, as discussed above). Therefore, at December 31, 2020, no shares remained outstanding under the 2019 forward equity sales agreement.
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
During the year ended December 31, 2018, contemporaneous with the forward equity offering discussed above, the Company completed an offering of 2.0 million shares of common stock at a net price of $28.60 per share, resulting in net proceeds of $57 million.
The following table summarizes the Company’s other common stock activities (in thousands):

	Year Ended December 31,
	2020	2019	2018
Dividend Reinvestment and Stock Purchase Plan	181	336	237
Conversion of DownREIT units	120	213	3
Exercise of stock options	54	152	120
Vesting of restricted stock units	668	468	401
Repurchase of common stock	298	162	141

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive Income (loss) (in thousands):

	December 31,
	2020	2019
Cumulative foreign currency translation adjustment(1)	$—	$(1,023)
Unrealized gains (losses) on derivatives, net	(81)	1,314
Supplemental Executive Retirement Plan minimum liability and other	(3,604)	(3,148)
Total accumulated other comprehensive income (loss)	$(3,685)	$(2,857)
_______________________________________
(1)See Notes 5, 9, and 22 for a discussion of the U.K. JV transactions.
Noncontrolling Interests
The non-managing member units of the Company’s DownREITs are exchangeable for an amount of cash approximating the then-current market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company’s common stock, the carrying amount of the DownREIT units is reclassified to stockholders’ equity. At December 31, 2020, there were five million DownREIT units (seven million shares of Healthpeak common stock are issuable upon conversion) outstanding in seven DownREIT LLCs, all of which the Company is the managing member of. At December 31, 2020, the carrying and market values of the five million DownREIT units were $199 million and $221 million, respectively.
See Notes 3, 4, and 5 for transactions involving noncontrolling interests.
NOTE 14.    Earnings Per Common Share

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
Refer to Note 13 for a discussion of the sale of shares under and settlement of forward sales agreements during the periods presented. The Company considered the potential dilution resulting from the forward agreements to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to calculate the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. The aggregate effect on the Company’s diluted weighted-average common shares for the year ended December 31, 2020 and 2019 was 0.2 million and 2.8 million weighted-average incremental shares, respectively, from the forward equity sales agreements.

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator
Income from continuing operations	$160,507	$175,469	$837,218
Noncontrolling interests' share in continuing operations	(14,394)	(14,558)	(12,294)
Income (loss) from continuing operations attributable to Healthpeak Properties, Inc.	146,113	160,911	824,924
Less: Participating securities' share in continuing operations	(2,416)	(1,543)	(2,669)
Income (loss) from continuing operations applicable to common shares	143,697	159,368	822,255
Income (loss) from discontinued operations	267,746	(115,408)	236,256
Noncontrolling interests' share in discontinued operations	(296)	27	(87)
Net income (loss) applicable to common shares	$411,147	$43,987	$1,058,424
Numerator - Dilutive
Net income (loss) applicable to common shares	$411,147	$43,987	$1,058,424
Add: distributions on dilutive convertible units and other	—	—	6,919
Dilutive net income (loss) available to common shares	$411,147	$43,987	$1,065,343
Denominator
Basic weighted average shares outstanding	530,555	486,255	470,551
Dilutive potential common shares - equity awards(1)	300	309	168
Dilutive potential common shares - forward equity agreements(2)	201	2,771	—
Dilutive potential common shares - DownREIT conversions	—	—	4,668
Diluted weighted average common shares	531,056	489,335	475,387
Earnings (loss) per common share
Continuing operations	$0.27	$0.33	$1.75
Discontinued operations	0.50	(0.24)	0.50
Net income (loss) applicable to common shares	$0.77	$0.09	$2.25
Diluted earnings per common share:
Continuing operations	$0.27	$0.33	$1.74
Discontinued operations	0.50	(0.24)	0.50
Net income (loss) applicable to common shares	$0.77	$0.09	$2.24
(1)For all periods presented, represents the dilutive impact of 1 million outstanding equity awards (restricted stock units and stock options).
(2)For the year ended December 31, 2020, represents the dilutive impact of 32 million shares that were settled during the year then ended. For the year ended December 31, 2019, represents the dilutive impact of 21 million shares that were settled during the year then ended and 30 million shares of common stock under forward sales agreements that had not been settled as of December 31, 2019.
For the years ended December 31, 2020, 2019, and 2018, 7 million, 7 million, and 2 million shares, respectively, issuable upon conversion of DownREIT units were not included because they are anti-dilutive.

NOTE 15.    Compensation Plans

Stock Based Compensation
On May 11, 2006, the Company’s stockholders approved the 2006 Performance Incentive Plan, which was amended and restated in 2009 (“the 2006 Plan”). On May 1, 2014, the Company’s stockholders approved the 2014 Performance Incentive Plan (“the 2014 Plan”) (collectively, the “Plans”). Following the adoption of the 2014 Plan, no new awards will be issued under the 2006 Plan. The Plans provide for the granting of stock-based compensation, including stock options, restricted stock, and restricted stock units to officers, employees, and directors in connection with their employment with or services provided to the Company. The maximum number of shares reserved for awards under the 2014 Plan is 33 million shares, and, as of December 31, 2020, 27 million of the reserved shares under the 2014 Plan are available for future awards, of which 18 million shares may be issued as restricted stock or restricted stock units.
Total share-based compensation expense recognized during the years ended December 31, 2020, 2019, and 2018 was $21 million, $18 million, and $15 million, respectively. The year ended December 31, 2019 includes a $1 million charge recognized in general and administrative expenses primarily resulting from accelerated vesting of restricted stock units related to the departure of the Company's former Executive Vice President – Senior Housing. The year ended December 31, 2018 includes a $2 million charge recognized in general and administrative expenses primarily resulting from accelerated vesting of restricted stock units related to the departure of the Company's Executive Chairman. As of December 31, 2020, there was $29 million of future expense related to unvested share-based compensation arrangements granted under the Company’s incentive plans, which is expected to be recognized over a weighted average period of two years associated with future employee service.
Stock Options
There have been no grants of stock options since 2014. Stock options outstanding and exercisable were 0.5 million at December 31, 2020 and 0.6 million at December 31, 2019. Proceeds received from stock options exercised under the Plans for the years ended December 31, 2020, 2019, and 2018 were $2 million, $5 million, and $2 million, respectively. Compensation expense related to stock options was immaterial for all periods presented.
Restricted Stock Awards
Under the Plans, restricted stock awards, including restricted stock units and performance stock units are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant. Restrictions on certain awards generally lapse, as provided in the Plans or in the applicable award agreement, upon retirement, a change in control or other specified events. The fair market value of restricted stock awards, both time vesting and those subject to specific performance criteria, are expensed over the period of vesting. Restricted stock units, which vest based solely upon passage of time generally vest over a period of three to six years. The fair value of restricted stock units is determined based on the closing market price of the Company's shares on the grant date. Performance stock units, which are restricted stock awards that vest dependent upon attainment of various levels of performance that equal or exceed threshold levels, generally vest in their entirety at the end of a three year performance period. The number of shares that ultimately vest can vary from 0% to 200% of target depending on the level of achievement of the performance criteria. The fair value of performance stock units is determined based on the Monte Carlo valuation model. The compensation expense recognized for all restricted stock awards is net of actual forfeitures.
Upon vesting of restricted stock awards, the participant is required to pay the related tax withholding obligation. Participants can generally elect to have the Company reduce the number of common stock shares delivered to pay the employee tax withholding obligation. The value of the shares withheld is dependent on the closing market price of the Company’s common stock on the trading date prior to the relevant transaction occurring. During the years ended December 31, 2020, 2019, and 2018, the Company withheld 298,000, 162,000, and 141,000 shares, respectively, to offset tax withholding obligations with respect to the vesting of the restricted stock and performance restricted stock unit awards.
Holders of restricted stock awards, including restricted stock units and performance stock units, are generally entitled to receive dividends equal to the amount that would be paid on an equivalent number of shares of common stock.

The following table summarizes restricted stock award activity, including performance stock units, for the year ended December 31, 2020 (units in thousands):

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2020	1,700	$28.56
Granted	693	39.79
Vested	(668)	31.30
Forfeited	(42)	31.55
Unvested at December 31, 2020	1,683	32.02
At December 31, 2020, the weighted average remaining vesting period of restricted stock and performance based units was two years. The total fair value (at vesting) of restricted stock and performance based units which vested for the years ended December 31, 2020, 2019, and 2018 was $20 million, $14 million, and $10 million, respectively.
NOTE 16.    Segment Disclosures

The Company evaluates its business and allocates resources based on its reportable business segments: (i) life science, (ii) medical office, and (iii) CCRC. The Company has non-reportable segments that are comprised primarily of the Company’s interests in an unconsolidated senior housing joint venture and debt investments. The accounting policies of the segments are the same as those described under Summary of Significant Accounting Policies (see Note 2).
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
In conjunction with establishing and beginning execution of a plan to dispose of the Company’s senior housing triple-net and SHOP portfolios during 2020, both of these previously reportable segments are now classified as discontinued operations in all periods presented herein. See Note 5 for further information.
In December 2020, as a result of a change in how operating results are reported to the Company's CODMs, the Company’s hospitals were reclassified from other non-reportable segments to the medical office segment and the Company’s one remaining unconsolidated investment in a senior housing joint venture was reclassified from the SHOP segment to other non-reportable segments.
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
NOI and Adjusted NOI include the Company’s share of income (loss) from unconsolidated joint ventures and exclude noncontrolling interests’ share of income (loss) from consolidated joint ventures. Management believes Adjusted NOI is an important supplemental measure because it provides relevant and useful information by reflecting only income and operating expense items that are incurred at the property level and presenting it on an unlevered basis. Additionally, management believes that net income (loss) is the most directly comparable GAAP measure to NOI and Adjusted NOI. NOI and Adjusted NOI should not be viewed as alternative measures of operating performance to net income (loss) as defined by GAAP since they do not reflect various excluded items.
Non-segment assets consist of assets in the Company's other non-reportable segments and corporate non-segment assets. Corporate non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, accounts receivable, net, loans receivable, marketable equity securities, other assets, real estate assets held for sale and discontinued operations, and liabilities related to assets held for sale.

The following tables summarize information for the reportable segments (in thousands):
For the year ended December 31, 2020:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$569,296	$622,398	$436,494	$16,687	$—	$1,644,875
Government grant income(1)	—	—	16,198	—	—	16,198
Less: Interest income	—	—	—	(16,553)	—	(16,553)
Healthpeak's share of unconsolidated joint venture total revenues	448	2,772	35,392	74,023	—	112,635
Healthpeak's share of unconsolidated joint venture government grant income	—	—	920	359	—	1,279
Noncontrolling interests' share of consolidated joint venture total revenues	(239)	(34,597)	—	—	—	(34,836)
Operating expenses	(138,005)	(204,008)	(440,528)	—	—	(782,541)
Healthpeak's share of unconsolidated joint venture operating expenses	(137)	(1,129)	(32,125)	(53,779)	—	(87,170)
Noncontrolling interests' share of consolidated joint venture operating expenses	72	10,282	—	—	—	10,354
Adjustments to NOI(2)	(20,133)	(5,544)	97,072	433	—	71,828
Adjusted NOI	411,302	390,174	113,423	21,170	—	936,069
Plus: Adjustments to NOI(2)	20,133	5,544	(97,072)	(433)	—	(71,828)
Interest income	—	—	—	16,553	—	16,553
Interest expense	(234)	(400)	(7,227)	—	(210,475)	(218,336)
Depreciation and amortization	(217,921)	(222,165)	(113,851)	(12)	—	(553,949)
General and administrative	—	—	—	—	(93,237)	(93,237)
Transaction costs	(236)	—	(17,994)	(112)	—	(18,342)
Impairments and loan loss reserves (recoveries), net	(14,671)	(10,208)	—	(18,030)	—	(42,909)
Gain (loss) on sales of real estate, net	—	90,390	—	(40)	—	90,350
Loss on debt extinguishments	—	—	—	—	(42,912)	(42,912)
Other income (expense), net	—	—	187,844	41,707	5,133	234,684
Less: Government grant income	—	—	(16,198)	—	—	(16,198)
Less: Healthpeak's share of unconsolidated joint venture NOI	(311)	(1,643)	(4,187)	(20,603)	—	(26,744)
Plus: Noncontrolling interests' share of consolidated joint venture NOI	167	24,315	—	—	—	24,482
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	198,229	276,007	44,738	40,200	(341,491)	217,683
Income tax benefit (expense)(3)	—	—	—	—	9,423	9,423
Equity income (loss) from unconsolidated joint ventures	(40)	798	(1,547)	(65,810)	—	(66,599)
Income (loss) from continuing operations	198,189	276,805	43,191	(25,610)	(332,068)	160,507
Income (loss) from discontinued operations	—	—	—	—	267,746	267,746
Net income (loss)	$198,189	$276,805	$43,191	$(25,610)	$(64,322)	$428,253
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
(3)Income tax benefit (expense) for the year ended December 31, 2020 includes: (i) a $51 million tax benefit recognized in conjunction with internal restructuring activities, which resulted in the transfer of assets subject to certain deferred tax liabilities from taxable REIT subsidiaries to the REIT in connection with the 2019 MTCA (see Note 3), (ii) a $33 million income tax expense related to the valuation allowance on deferred tax assets that are no longer expected to be realized (see Note 17), and (iii) a $3.7 million net tax benefit recognized due to changes under the CARES Act, which resulted in net operating losses being utilized at a higher income tax rate than previously available.

For the year ended December 31, 2019:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$440,784	$621,171	$3,010	$175,374	$—	$1,240,339
Less: Interest income	—	—	—	(9,844)	—	(9,844)
Healthpeak's share of unconsolidated joint venture total revenues	—	2,810	211,377	23,834	—	238,021
Noncontrolling interests' share of consolidated joint venture total revenues	(187)	(33,998)	—	2,355	—	(31,830)
Operating expenses	(107,472)	(201,620)	(2,215)	(93,937)	—	(405,244)
Healthpeak's share of unconsolidated joint venture operating expenses	—	(1,107)	(170,473)	(1,996)	—	(173,576)
Noncontrolling interests' share of consolidated joint venture operating expenses	59	10,109	—	(1,536)	—	8,632
Adjustments to NOI(1)	(22,103)	(4,602)	16,985	(5,449)	—	(15,169)
Adjusted NOI	311,081	392,763	58,684	88,801	—	851,329
Plus: Adjustments to NOI(1)	22,103	4,602	(16,985)	5,449	—	15,169
Interest income	—	—	—	9,844	—	9,844
Interest expense	(277)	(434)	—	—	(216,901)	(217,612)
Depreciation and amortization	(168,339)	(221,175)	—	(45,677)	—	(435,191)
General and administrative	—	—	—	—	(92,966)	(92,966)
Transaction costs	—	—	—	—	(1,963)	(1,963)
Impairments and loan loss reserves (recoveries), net	—	(17,332)	—	(376)	—	(17,708)
Gain (loss) on sales of real estate, net	3,651	3,139	—	(6,830)	—	(40)
Loss on debt extinguishments	—	—	—	—	(58,364)	(58,364)
Other income (expense), net	—	—	(5,665)	161,886	8,848	165,069
Less: Healthpeak's share of unconsolidated joint venture NOI	—	(1,703)	(40,904)	(21,838)	—	(64,445)
Plus: Noncontrolling interests' share of consolidated joint venture NOI	128	23,889	—	(819)	—	23,198
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	168,347	183,749	(4,870)	190,440	(361,346)	176,320
Income tax benefit (expense)	—	—	—	—	5,479	5,479
Equity income (loss) from unconsolidated joint ventures	—	858	(16,313)	9,125	—	(6,330)
Income (loss) from continuing operations	168,347	184,607	(21,183)	199,565	(355,867)	175,469
Income (loss) from discontinued operations	—	—	—	—	(115,408)	(115,408)
Net income (loss)	$168,347	$184,607	$(21,183)	$199,565	$(471,275)	$60,061
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

For the year ended December 31, 2018:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$395,064	$596,399	$—	$199,857	$—	$1,191,320
Less: Interest income	—	—	—	(10,406)	—	(10,406)
Healthpeak's share of unconsolidated joint venture total revenues	4,328	2,695	206,221	11,812	—	225,056
Noncontrolling interests' share of consolidated joint venture total revenues	(117)	(18,042)	—	3,927	—	(14,232)
Operating expenses	(91,742)	(195,362)	—	(91,553)	—	(378,657)
Healthpeak's share of unconsolidated joint venture operating expenses	(1,131)	(1,053)	(166,414)	(77)	—	(168,675)
Noncontrolling interests' share of consolidated joint venture operating expenses	44	4,591	—	(3,020)	—	1,615
Adjustments to NOI(1)	(9,718)	(5,953)	15,504	(5,458)	—	(5,625)
Adjusted NOI	296,728	383,275	55,311	105,082	—	840,396
Plus: Adjustments to NOI(1)	9,718	5,953	(15,504)	5,458	—	5,625
Interest income	—	—	—	10,406	—	10,406
Interest expense	(316)	(474)	—	—	(260,490)	(261,280)
Depreciation and amortization	(140,480)	(206,731)	—	(57,464)	(6)	(404,681)
General and administrative	—	—	—	—	(96,702)	(96,702)
Transaction costs	—	—	—	—	(1,137)	(1,137)
Impairments and loan loss reserves (recoveries), net	(7,639)	(553)	—	(2,725)	—	(10,917)
Gain (loss) on sales of real estate, net	806,184	4,428	—	20,756	—	831,368
Loss on debt extinguishments	—	—	—	—	(44,162)	(44,162)
Other income (expense), net	—	—	—	9,604	3,821	13,425
Less: Healthpeak's share of unconsolidated joint venture NOI	(3,197)	(1,642)	(39,807)	(11,735)	—	(56,381)
Plus: Noncontrolling interests' share of consolidated joint venture NOI	73	13,451	—	(907)	—	12,617
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	961,071	197,707	—	78,475	(398,676)	838,577
Income tax benefit (expense)	—	—	—	—	4,396	4,396
Equity income (loss) from unconsolidated joint ventures	575	824	(10,847)	3,693	—	(5,755)
Income (loss) from continuing operations	961,646	198,531	(10,847)	82,168	(394,280)	837,218
Income (loss) from discontinued operations	—	—	—	—	236,256	236,256
Net income (loss)	$961,646	$198,531	$(10,847)	$82,168	$(158,024)	$1,073,474
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

The following table summarizes the Company’s revenues by segment (in thousands):

	Year Ended
	December 31,
Segments	2020	2019	2018
Life science	$569,296	$440,784	$395,064
Medical office	622,398	621,171	596,399
CCRC	436,494	3,010	—
Other Non-reportable	16,687	175,374	199,857
Total revenues	$1,644,875	$1,240,339	$1,191,320

The following table summarizes the Company’s total assets by segment (in thousands):

	December 31,
Segment	2020	2019
Life science	$7,205,949	$5,688,659
Medical office	5,197,777	5,061,351
CCRC	2,179,294	652,114
Reportable segment assets	14,583,020	11,402,124
Accumulated depreciation and amortization	(2,658,890)	(2,316,724)
Net reportable segment assets	11,924,130	9,085,400
Other non-reportable segment assets	584,432	653,746
Assets held for sale and discontinued operations, net	2,626,306	3,648,265
Other non-segment assets	785,221	645,480
Total assets	$15,920,089	$14,032,891
See Notes 3, 4, 5, 6, 7 and 8 for significant transactions impacting the Company's segment assets during the periods presented.
The Company completed the required annual goodwill impairment test during the fourth quarter of 2020, 2019, and 2018, and no impairment was recognized.
At December 31, 2019, goodwill of $17 million was allocated as follows: (i) medical office—$13 million and (ii) other—$4 million.
During the year ended December 31, 2020, as a result of reporting CCRCs as a separate segment, the Company reallocated $2 million of goodwill from other non-reportable segments to the CCRC segment. Additionally, during the year ended December 31, 2020, as a result of reporting hospitals in the medical office segment and reporting a senior housing joint venture in other non-reportable segments, the Company reallocated $1 million of goodwill from other non-reportable segments to the medical office segment and $1 million of goodwill from senior housing properties to other non-reportable segments.
At December 31, 2020, goodwill of $18 million was allocated to the Company’s segment assets as follows: (i) medical office—$14 million, (ii) CCRC—$2 million, and (iii) other—$2 million.
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

Distributions with respect to the Company’s common stock can be characterized for federal income tax purposes as ordinary dividends, capital gains, nondividend distributions or a combination thereof. The following table shows the characterization of the Company’s annual common stock distributions per share:

	Year Ended December 31,
	2020	2019	2018
Ordinary dividends(1)	$0.7139	$0.7633	$0.9578
Capital gains(2)	0.5298	0.2714	0.5222
Nondividend distributions	0.2363	0.4453	—
	$1.4800	$1.4800	$1.4800
_______________________________________
(1)For the year ended December 31, 2020 all $0.7139 of ordinary dividends qualified as business income for purposes of Code Section 199A. For the year ended December 31, 2019 all $0.7633 of ordinary dividends qualified as business income for purposes of Code Section 199A. For the year ended December 31, 2018 the amount includes $0.9414 of qualified business income for purposes of Code Section 199A and $0.0164 of qualified dividend income for purposes of Code Section 1(h)(11).
(2)Pursuant to Treasury Regulation §1.1061-6(c), the Company is disclosing additional information related to the capital gain dividends for purposes of Section 1061 of the Internal Revenue Code (IRC). IRC Section 1061 is generally applicable to direct and indirect holders of “applicable partnership interests.” The “One Year Amounts” and “Three Year Amounts” required to be disclosed are both zero with respect to the 2020 distributions, since all capital gains relate to IRC Section 1231 gains.
The Company’s pretax income (loss) from continuing operations was $151 million, $170 million, and $833 million for the years ended December 31, 2020, 2019, and 2018, respectively, of which $80 million, $200 million, and $852 million was attributable to the REIT entities for the years then ended. The TRS entities subject to tax reported income (losses) before income taxes from continuing operations of $71 million, $(30) million, and $(8) million for the years ended December 31, 2020, 2019, and 2018, respectively. The REIT’s loss from continuing operations before income taxes from the U.K. prior to deconsolidation in June 2018 was $11 million for the year ended December 31, 2018.
The total income tax expense (benefit) from continuing operations consists of the following components (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current
Federal	$(9,164)	$104	$973
State	1,431	445	3,883
Foreign	—	—	84
Total current	$(7,733)	$549	$4,940

Deferred
Federal	$(2,849)	$(5,920)	$(2,681)
State	1,159	(108)	(1,776)
Foreign	—	—	(4,879)
Total deferred	$(1,690)	$(6,028)	$(9,336)

Total income tax expense (benefit) from continuing operations	$(9,423)	$(5,479)	$(4,396)
The Company’s income tax benefit from discontinued operations was $10 million, $12 million, and $13 million for the years ended December 31, 2020, 2019, and 2018, respectively (see Note 5).

The following table reconciles income tax expense (benefit) from continuing operations at statutory rates to actual income tax expense (benefit) recorded (in thousands):

	Year Ended December 31,
	2020	2019	2018
Tax expense (benefit) at U.S. federal statutory income tax rate on income or loss subject to tax	$15,016	$(6,169)	$(7,027)
State income tax expense (benefit), net of federal tax	4,211	(1,830)	1,209
Gross receipts and margin taxes	980	1,108	1,173
Foreign rate differential	—	—	301
Effect of permanent differences	—	20	(55)
Return to provision adjustments	707	54	258
Valuation allowance for deferred tax assets	24,051	22	(255)
Tax rate differential ─ NOL carryback under the CARES Act	(3,732)	—	—
Change in tax status of TRS	(50,656)	1,316	—
Total income tax expense (benefit) from continuing operations	$(9,423)	$(5,479)	$(4,396)
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of the Company’s deferred tax assets and liabilities from continuing operations (in thousands):

	December 31,
	2020	2019	2018
Gross deferred tax assets:
Investment in unconsolidated joint ventures	$2,333	$40,466	$31,034
Real estate	3,895	—	—
Net operating loss carryforward	68,444	33,771	20,559
Expense accruals	15,478	3,258	2,424
Deferred revenue	103,713	—	—
Total gross deferred tax assets	193,863	77,495	54,017
Valuation allowance	(33,519)	(4,878)	(295)
Gross deferred tax assets, net of valuation allowance	$160,344	$72,617	$53,722
Gross deferred tax liabilities:
Real estate	$72,059	$—	$—
Other	1,094	—	—
Gross deferred tax liabilities	$73,153	$—	$—

Net deferred tax assets	$87,191	$72,617	$53,722
Net deferred tax assets are included in other assets.
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
In conjunction with the Company establishing a plan during the year ended December 31, 2020 to dispose of all of its SHOP assets and classifying such assets as discontinued operations (see Note 5), the Company concluded it was more likely than not that it would no longer realize the future value of certain deferred tax assets generated by the net operating losses of its TRS entities. Accordingly, the Company recognized a deferred tax asset valuation allowance and corresponding income tax expense of $33 million during the year ended December 31, 2020.

At December 31, 2020, the Company had a net operating loss (“NOL”) carryforward of $283 million related to the TRS entities. This amount can be used to offset future taxable income, if any. If unused, $22 million will begin to expire in 2035. The remainder, totaling $261 million, may be carried forward indefinitely.
The following table summarizes the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2020	2019	2018
Total unrecognized tax benefits at January 1	$469	$—	$—
Gross amount of increases for prior years' tax positions	—	469	—
Total unrecognized tax benefits at December 31	$469	$469	$—
The Company had unrecognized tax benefits of $0.5 million at December 31, 2020 and 2019, that, if recognized, would reduce the annual effective tax rate. As of December 31, 2020, the Company accrued interest of $70 thousand related to the unrecognized tax benefits.
The Company files numerous U.S. federal, state and local income and franchise tax returns. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local tax examinations by taxing authorities for years prior to 2017.
For the years ended December 31, 2020, 2019, and 2018 the tax basis of the Company’s net assets was less than the reported amounts by $1.5 billion, $1.2 billion, and $1.4 billion, respectively.
NOTE 18.    Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2020	2019	2018
Supplemental cash flow information:
Interest paid, net of capitalized interest	$209,843	$201,784	$275,690
Income taxes paid (refunded)	(786)	1,426	4,480
Capitalized interest	27,041	30,459	21,056
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	95,293	126,006	88,826
Retained equity method investment from U.K. JV transaction	—	—	104,922
Derecognition of U.K. Bridge Loan receivable	—	—	147,474
Consolidation of net assets related to U.K. Bridge Loan	—	—	106,457
Vesting of restricted stock units and conversion of non-managing member units into common stock	4,746	5,614	537
Net noncash impact from the consolidation of previously unconsolidated joint ventures	369,223	17,850	68,293
Mortgages assumed with real estate acquisitions	251,280	172,565	8,457
Refundable entrance fees assumed with real estate acquisitions	307,954	—	—
Conversion of DFLs to real estate	—	350,540	—
Retained investment in connection with SWF SH JV	—	427,328	—
Seller financing provided on disposition of real estate asset	73,498	44,812	—
See discussions related to: (i) the impact of the 2019 MTCA with Brookdale on the Company’s consolidated balance sheets and statements of operations in Note 3, (ii) the U.K. JV transaction in Notes 5 and 9, (iii) the U.K. Bridge Loan in Notes 8 and 19, (iv) the conversion of DFLs to real estate in Note 7, and (v) the consolidation of previously unconsolidated joint ventures in Note 4.

The following table summarizes certain cash flow information related to assets classified as discontinued operations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Depreciation and amortization of real estate, in-place lease, and other intangibles	$143,194	$224,798	$144,819
Development, redevelopment, and other major improvements of real estate	30,769	74,919	62,995
Leasing costs, tenant improvements, and recurring capital expenditures	12,695	22,617	1,705
The following table summarizes cash, cash equivalents, and restricted cash (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$44,226	$80,398
Restricted cash	67,206	13,385
Cash, cash equivalents and restricted cash	$111,432	$93,783
NOTE 19.    Variable Interest Entities

Unconsolidated Variable Interest Entities
At December 31, 2020, the Company had investments in: (i) two properties leased to a VIE tenant, (ii) four unconsolidated VIE joint ventures, (iii) marketable debt securities of one VIE, and (iv) one loan to a VIE borrower. The Company determined it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (CCRC OpCo, development investments, and the LLC investment discussed below), it has no formal involvement in these VIEs beyond its investments.
VIE Tenant. The Company leases two properties to one tenant that has been identified as a VIE (“VIE tenant”). The VIE tenant is a “thinly capitalized” entity that relies on the operating cash flows generated from the senior housing facilities to pay operating expenses, including the rent obligations under its leases.
CCRC OpCo. The Company holds a 49% ownership interest in CCRC OpCo, a joint venture entity formed in August 2014 that operates senior housing properties in a RIDEA structure and has been identified as a VIE. The equity members of CCRC OpCo “lack power” because they share certain operating rights with Brookdale, as manager of the CCRCs. The assets of CCRC OpCo primarily consist of the CCRCs that it owns and leases, resident fees receivable, notes receivable, and cash and cash equivalents; its obligations primarily consist of operating lease obligations to CCRC PropCo, debt service payments, capital expenditures, accounts payable, and expense accruals. Assets generated by the operations of CCRC OpCo (primarily rents from CCRC residents) of CCRC OpCo may only be used to settle its contractual obligations (primarily from debt service payments, capital expenditures, and rental costs and operating expenses incurred to manage such facilities). Refer to Note 3 for additional discussion related to transactions impacting CCRC OpCo.
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
The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at December 31, 2020 was as follows (in thousands):

VIE Type	Asset/Liability Type	Maximum Loss Exposure and Carrying Amount(1)
Continuing operations:
Unconsolidated joint ventures	Loans receivable, net and Investments in unconsolidated joint ventures	$22,113
Loan - Seller Financing	Loans receivable, net	2,288
CMBS and LLC investment	Marketable debt and LLC investment	35,453
Discontinued operations:
VIE tenant - operating leases(2)	Lease intangibles, net and straight-line rent receivables	$186
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).
(2)The Company’s maximum loss exposure may be mitigated by re-leasing the underlying properties to new tenants upon an event of default.
As of December 31, 2020, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
See Notes 3, 4, 5, 6, 7, 8, and 9 for additional descriptions of the nature, purpose, and operating activities of the Company’s unconsolidated VIEs and interests therein.

Consolidated Variable Interest Entities
The Company's consolidated total assets and total liabilities at December 31, 2020 and December 31, 2019 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company. Total assets and total liabilities include VIE assets and liabilities as follows (in thousands):

	December 31,
	2020	2019
Assets
Buildings and improvements	$2,988,599	$2,498,524
Development costs and construction in progress	85,595	67,244
Land	433,574	410,903
Accumulated depreciation and amortization	(602,491)	(534,339)
Net real estate	2,905,277	2,442,332
Accounts receivable, net	12,009	9,508
Cash and cash equivalents	16,550	35,726
Restricted cash	7,977	9,895
Intangible assets, net	179,027	167,022
Assets held for sale and discontinued operations, net	704,966	880,362
Right-of-use asset, net	95,407	92,664
Other assets, net	59,063	48,119
Total assets	$3,980,276	$3,685,628
Liabilities
Mortgage debt	$39,085	$44,199
Intangible liabilities, net	56,467	39,545
Liabilities related to assets held for sale and discontinued operations, net	190,919	187,544
Lease liability	97,605	90,875
Accounts payable, accrued liabilities, and other liabilities	102,391	112,301
Deferred revenue	90,183	94,538
Total liabilities	$576,650	$569,002

Total assets and liabilities related to assets held for sale and discontinued operations include VIE assets and liabilities as follows (in thousands):

	December 31,
	2020	2019
Assets
Buildings and improvements	$639,759	$737,581
Development costs and construction in progress	68	41
Land	106,209	115,673
Accumulated depreciation and amortization	(57,235)	(34,235)
Net real estate	688,801	819,060
Accounts receivable, net	1,700	2,478
Cash and cash equivalents	6,306	11,301
Restricted cash	3,124	3,700
Intangible assets, net	—	39,817
Right-of-use asset, net	1,391	—
Other assets, net	3,644	4,006
Total assets	$704,966	$880,362
Liabilities
Mortgage debt	$176,702	$174,567
Lease liability	1,392	—
Accounts payable, accrued liabilities, and other liabilities	11,003	10,531
Deferred revenue	1,822	2,446
Total liabilities	$190,919	$187,544
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

Consolidated Lessees. The Company leases seven senior housing properties to lessee entities under cash flow leases through which the Company receives monthly rent equal to the residual cash flows of the properties. The lessee entities are classified as VIEs as they are "thinly capitalized" entities. The Company consolidates the lessee entities as it has the ability to control the activities that most significantly impact the economic performance of the lessee entities. The lessee entities’ assets primarily consist of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to the Company and operating expenses of the senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) may only be used to settle contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facility and debt costs).
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
Exchange Accommodation Titleholder. During the year ended December 31, 2020, the Company acquired seven MOBs, one hospital, and three life science facilities (the "acquired properties") using reverse like-kind exchange structures pursuant to Section 1031 of the Code (a "reverse 1031 exchange"). As of December 31, 2020, the Company had not completed the reverse 1031 exchanges and as such, the acquired properties remained in the possession of Exchange Accommodation Titleholders ("EATs"). The EATs are classified as VIEs as they are “thinly capitalized” entities. The Company consolidates the EATs because it has the ability to control the activities that most significantly impact the economic performance of the EATs and is, therefore, the primary beneficiary of the EATs. The properties held by the EATs are reflected as real estate with a carrying value of $813 million as of December 31, 2020. The assets of the EATs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of capital expenditures for the properties. Assets generated by the EATs may only be used to settle their contractual obligations (primarily from capital expenditures).
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

In June 2018, the Company completed the exercise of the above-mentioned call option and formally acquired full ownership of the special purpose entity. As such, the Company reconsidered whether the special purpose entity was a VIE and concluded that it was no longer “thinly capitalized” as the previously outstanding bridge loan converted to equity at risk and, therefore, was no longer a VIE. The real estate assets held by the special purpose entity were contributed to the U.K. JV formed by the Company in June 2018 (see Note 5). In December 2019, the Company sold its remaining interest in the U.K. JV (see Note 9).
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
The following table provides information regarding the Company’s concentrations with respect to certain states; the information provided is presented for the gross assets and revenues that are associated with certain real estate assets as percentages of total Company’s total assets and revenues, excluding assets classified as discontinued operations:

	Percentage of Total Company Assets		Percentage of Total Company Revenues
	December 31,		Year Ended December 31,
State	2020	2019	2020	2019	2018
California	30	31	21	22	22
Florida	10	2	14	2	2
The following table provides information regarding the Company’s concentrations with respect to certain states from assets classified as discontinued operations:

	Percentage of Total Company Assets		Percentage of Total Company Revenues
	December 31,		Year Ended December 31,
State	2020	2019	2020	2019	2018
California	4	6	6	6	4
Florida	4	6	6	7	7

NOTE 21.    Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets are immaterial at December 31, 2020.
The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	December 31,
	2020(3)		2019(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$195,375	$201,228	$190,579	$190,579
Marketable debt securities(2)	20,355	20,355	19,756	19,756
Bank line of credit and commercial paper(2)	129,590	129,590	93,000	93,000
Term loan(2)	249,182	249,182	248,942	248,942
Senior unsecured notes(1)	5,697,586	6,517,650	5,647,993	6,076,150
Mortgage debt(2)(4)	221,621	221,181	12,317	12,201
Interest-rate swap liabilities(2)	81	81	553	553
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
(3)During the years ended December 31, 2020 and 2019, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
(4)For the years ended December 31, 2020 and 2019, excludes mortgage debt on assets held for sale and discontinued operations of $319 million and $297 million, respectively.
NOTE 22.    Derivative Financial Instruments

The following table summarizes the Company’s outstanding swap contracts as of December 31, 2020 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Notional	Pay Rate	Receive Rate	Fair Value(1)
Interest rate:
August 2020(2)	August 2025	Cash Flow	$35,627	0.33%	USD-SIFMA Municipal Swap Index	$(81)
_____________________________
(1)Derivative liabilities are recorded in liabilities related to assets held for sale and discontinued operations, net on the consolidated balance sheets.
(2)Represents two interest-rate swap contracts, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.
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
In conjunction with the sale of the Aegis NNN Portfolio (see Note 5) in December 2020, the Company paid off $6 million of variable rate secured debt and terminated the related interest-rate swap contract.
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
Concurrent with the sale of its remaining interest in the U.K. JV in December 2019 (see Note 9), the Company paid-off the remainder of its GBP-denominated borrowings under the Revolving Facility and terminated its previously-designated net investment hedge.

NOTE 23.    Accounts Payable, Accrued Liabilities, and Other Liabilities

The following table summarizes the Company’s accounts payable, accrued liabilities, and other liabilities, excluding accounts payable, accrued liabilities, and other liabilities related to assets classified as discontinued operations (in thousands):

	December 31,
	2020	2019
Accrued interest	$78,735	$69,960
Construction related accrued liabilities	95,293	117,048
Refundable entrance fees	317,444	—
Other accounts payable and accrued liabilities	271,919	270,524
Accounts payable, accrued liabilities, and other liabilities	$763,391	$457,532
NOTE 24.    Selected Quarterly Financial Data (Unaudited)

The following table summarizes selected quarterly information for the years ended December 31, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended 2020
	March 31	June 30	September 30	December 31
Total revenues	$381,054	$408,559	$423,565	$431,697
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	128,410	78,182	13,957	(2,866)
Income (loss) from continuing operations	147,132	60,341	(27,762)	(19,204)
Income (loss) from discontinued operations	135,408	(5,292)	(31,819)	169,449
Net income (loss)	282,540	55,049	(59,581)	150,245
Net income (loss) applicable to Healthpeak Properties, Inc.	279,080	51,506	(63,417)	146,394
Dividends paid per common share	0.37	0.37	0.37	0.37
Basic earnings (loss) per common share:
Continuing operations	0.28	0.10	(0.06)	(0.04)
Discontinued operations	0.27	(0.01)	(0.06)	0.31
Diluted earnings (loss) per common share:
Continuing operations	0.28	0.10	(0.06)	(0.04)
Discontinued operations	0.26	(0.01)	(0.06)	0.31

	Three Months Ended 2019
	March 31	June 30	September 30	December 31
Total revenues	$293,303	$307,037	$321,079	$318,920
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	20,345	25,708	(19,062)	149,329
Income (loss) from continuing operations	22,517	24,052	(24,420)	153,320
Income (loss) from discontinued operations	42,473	(34,032)	(17,888)	(105,961)
Net income (loss)	64,990	(9,980)	(42,308)	47,359
Net income (loss) applicable to Healthpeak Properties, Inc.	61,470	(13,597)	(45,863)	43,520
Dividends paid per common share	0.37	0.37	0.37	0.37
Basic earnings (loss) per common share:
Continuing operations	0.04	0.04	(0.06)	0.30
Discontinued operations	0.09	(0.07)	(0.03)	(0.21)
Diluted earnings (loss) per common share:
Continuing operations	0.04	0.04	(0.06)	0.30
Discontinued operations	0.09	(0.07)	(0.03)	(0.21)

Schedule II: Valuation and Qualifying Accounts

(Dollars in thousands)

Allowance Accounts(1)		Additions		Deductions
Year Ended December 31,	Balance at Beginning of Year	Amounts Charged Against Operations, net	Acquired Properties	Uncollectible Accounts Written-off	Dispositions	Balance at End of Year
Continuing operations:
2020	$387	$76	$3,531	$—	$—	$3,994
2019(2)	146	(146)	387	—	—	387
2018	142,940	3,366	—	(1,887)	(143,795)	624
Discontinued operations:
2020	$4,178	$1,026	$175	$—	$494	$5,873
2019(2)	2,255	1,695	928	—	(700)	4,178
2018	26,434	739	—	—	—	27,173
_______________________________________
(1)Includes allowance for doubtful accounts and straight-line rent reserves. Excludes reserves for loan losses which are disclosed in Note 8 to the Consolidated Financial Statements.
(2)In conjunction with adopting ASU 2016-02 (see Note 2 to the Consolidated Financial Statements) on January 1, 2019, the Company wrote-off certain previously reserved tenant receivables (accounts receivable and straight-line rent receivable). These amounts are included in the end of year balance for 2018, but removed from the beginning of the year balance for 2019.

Schedule III: Real Estate and Accumulated Depreciation

(Dollars in thousands)

			Encumbrances at December 31, 2020	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2020			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
Continuing operations:
Life science
1483	Brisbane	CA	$—	$8,498	$500	$34,889	$8,498	$35,389	$43,887	$—	2007
1484	Brisbane	CA	—	11,331	689	186,573	11,331	187,262	198,593	—	2007
1485	Brisbane	CA	—	11,331	600	12,287	11,331	12,886	24,217	—	2007
1486	Brisbane	CA	—	11,331	—	135,563	11,331	135,563	146,894	(5,144)	2020
1487	Brisbane	CA	—	8,498	—	76,313	8,498	76,313	84,811	—	2020
2874	Brisbane	CA	—	64,186	62,318	7,746	64,186	69,954	134,140	(4,177)	2019
2875	Brisbane	CA	—	58,410	56,623	2,320	58,410	58,933	117,343	(4,102)	2019
1401	Hayward	CA	—	900	7,100	2,054	1,244	7,957	9,201	(2,652)	2007
1402	Hayward	CA	—	1,500	6,400	4,305	1,719	6,812	8,531	(2,151)	2007
1403	Hayward	CA	—	1,900	7,100	10,343	1,900	15,738	17,638	(4,208)	2007
1404	Hayward	CA	—	2,200	17,200	3,872	2,200	21,072	23,272	(6,281)	2007
1405	Hayward	CA	—	1,000	3,200	8,110	1,000	3,837	4,837	(1,093)	2007
1549	Hayward	CA	—	1,006	4,259	4,494	1,055	6,463	7,518	(2,909)	2007
1550	Hayward	CA	—	677	2,761	5,837	710	3,057	3,767	(1,825)	2007
1551	Hayward	CA	—	661	1,995	4,632	693	2,408	3,101	(1,246)	2007
1552	Hayward	CA	—	1,187	7,139	2,543	1,222	8,539	9,761	(3,978)	2007
1553	Hayward	CA	—	1,189	9,465	7,361	1,225	16,229	17,454	(8,783)	2007
1554	Hayward	CA	—	1,246	5,179	3,560	1,283	6,942	8,225	(3,180)	2007
1555	Hayward	CA	—	1,521	13,546	6,982	1,566	20,423	21,989	(10,537)	2007
1556	Hayward	CA	—	1,212	5,120	4,666	1,249	6,797	8,046	(3,209)	2007
1424	La Jolla	CA	—	9,600	25,283	15,758	9,719	36,698	46,417	(10,356)	2007
1425	La Jolla	CA	—	6,200	19,883	1,661	6,276	21,376	27,652	(7,245)	2007
1426	La Jolla	CA	—	7,200	12,412	14,237	7,287	23,209	30,496	(9,536)	2007
1427	La Jolla	CA	—	8,700	16,983	8,261	8,767	22,714	31,481	(9,812)	2007
1949	La Jolla	CA	—	2,686	11,045	12,349	2,686	22,956	25,642	(3,873)	2011
2229	La Jolla	CA	—	8,753	32,528	10,295	8,777	42,351	51,128	(8,871)	2014
1470	Poway	CA	—	5,826	12,200	6,048	5,826	12,542	18,368	(4,146)	2007
1471	Poway	CA	—	5,978	14,200	4,253	5,978	14,200	20,178	(4,763)	2007
1472	Poway	CA	—	8,654	—	11,906	8,654	11,906	20,560	(2,504)	2007
1473	Poway	CA	—	11,024	2,405	26,607	11,024	29,013	40,037	(4,830)	2019
1474	Poway	CA	—	5,051	—	19,939	5,051	19,939	24,990	(866)	2019
1475	Poway	CA	—	5,655	—	10,302	5,655	10,302	15,957	(64)	2020
1478	Poway	CA	—	6,700	14,400	6,145	6,700	14,400	21,100	(4,830)	2007
1499	Redwood City	CA	—	3,400	5,500	2,326	3,407	6,200	9,607	(2,819)	2007
1500	Redwood City	CA	—	2,500	4,100	1,220	2,506	4,558	7,064	(1,949)	2007
1501	Redwood City	CA	—	3,600	4,600	1,783	3,607	5,940	9,547	(2,259)	2007
1502	Redwood City	CA	—	3,100	5,100	1,202	3,107	5,931	9,038	(2,464)	2007
1503	Redwood City	CA	—	4,800	17,300	4,341	4,818	19,908	24,726	(6,323)	2007
1504	Redwood City	CA	—	5,400	15,500	9,393	5,418	24,858	30,276	(7,213)	2007
1505	Redwood City	CA	—	3,000	3,500	1,318	3,006	4,410	7,416	(2,033)	2007
1506	Redwood City	CA	—	6,000	14,300	14,666	6,018	28,323	34,341	(10,101)	2007
1507	Redwood City	CA	—	1,900	12,800	17,586	1,912	26,081	27,993	(7,265)	2007
1508	Redwood City	CA	—	2,700	11,300	21,873	2,712	27,599	30,311	(4,771)	2007
1509	Redwood City	CA	—	2,700	10,900	10,476	2,712	16,114	18,826	(6,722)	2007
1510	Redwood City	CA	—	2,200	12,000	10,584	2,212	18,660	20,872	(5,030)	2007
1511	Redwood City	CA	—	2,600	9,300	21,480	2,612	30,156	32,768	(4,430)	2007
1512	Redwood City	CA	—	3,300	18,000	12,434	3,300	30,406	33,706	(13,158)	2007
1513	Redwood City	CA	—	3,300	17,900	15,663	3,326	29,671	32,997	(11,980)	2007
678	San Diego	CA	—	2,603	11,051	3,166	2,603	14,217	16,820	(5,740)	2002
679	San Diego	CA	—	5,269	23,566	29,989	5,669	49,855	55,524	(16,747)	2002
837	San Diego	CA	—	4,630	2,028	9,120	4,630	5,213	9,843	(1,809)	2006
838	San Diego	CA	—	2,040	903	5,253	2,040	4,203	6,243	(982)	2006
839	San Diego	CA	—	3,940	3,184	6,849	4,047	5,499	9,546	(1,645)	2006
840	San Diego	CA	—	5,690	4,579	789	5,830	4,802	10,632	(2,084)	2006
1418	San Diego	CA	—	11,700	31,243	23,331	11,700	48,212	59,912	(9,190)	2007
1419	San Diego	CA	—	2,324	—	13,394	2,324	13,394	15,718	—	2007
1420	San Diego	CA	—	4,200	—	19,143	4,200	19,143	23,343	—	2007
1421	San Diego	CA	—	7,000	33,779	1,209	7,000	34,988	41,988	(12,176)	2007
1422	San Diego	CA	—	7,179	3,687	5,090	7,336	8,581	15,917	(4,194)	2007
1423	San Diego	CA	—	8,400	33,144	31,897	8,400	65,033	73,433	(11,140)	2007
1514	San Diego	CA	—	5,200	—	—	5,200	—	5,200	—	2007
1558	San Diego	CA	—	7,740	22,654	5,742	7,888	12,308	20,196	(9,197)	2007
1947	San Diego	CA	—	2,581	10,534	4,231	2,581	14,765	17,346	(5,461)	2011
1948	San Diego	CA	—	5,879	25,305	8,843	5,879	31,843	37,722	(8,548)	2011
2197	San Diego	CA	—	7,621	3,913	8,711	7,626	11,328	18,954	(4,360)	2007
2476	San Diego	CA	—	7,661	9,918	13,740	7,661	23,659	31,320	(221)	2016
2477	San Diego	CA	—	9,207	14,613	6,558	9,207	21,171	30,378	(4,054)	2016
2478	San Diego	CA	—	6,000	—	2,738	6,000	2,738	8,738	—	2016
2617	San Diego	CA	—	2,734	5,195	16,693	2,734	21,889	24,623	(1,594)	2017
2618	San Diego	CA	—	4,100	12,395	22,736	4,100	35,131	39,231	(3,286)	2017
2622	San Diego(3)	CA	—	—	—	17,012	—	17,012	17,012	(359)	2020
2872	San Diego	CA	—	10,120	38,351	1,044	10,120	39,996	50,116	(3,835)	2018
2873	San Diego	CA	—	6,052	14,122	1,069	6,052	15,406	21,458	(1,405)	2018
3069	San Diego	CA	—	7,054	7,794	13,477	7,054	21,035	28,089	(305)	2019
1407	South San Francisco	CA	—	7,182	12,140	10,608	7,186	13,990	21,176	(4,990)	2007

			Encumbrances at December 31, 2020	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2020			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
1408	South San Francisco	CA	—	9,000	17,800	1,498	9,000	18,275	27,275	(6,241)	2007
1409	South San Francisco	CA	—	18,000	38,043	4,703	18,000	42,746	60,746	(15,096)	2007
1410	South San Francisco	CA	—	4,900	18,100	12,945	4,900	30,956	35,856	(8,433)	2007
1411	South San Francisco	CA	—	8,000	27,700	34,398	8,000	62,014	70,014	(11,551)	2007
1412	South San Francisco	CA	—	10,100	22,521	4,128	10,100	26,409	36,509	(8,962)	2007
1413	South San Francisco	CA	—	8,000	28,299	8,561	8,000	36,860	44,860	(11,742)	2007
1414	South San Francisco	CA	—	3,700	20,800	2,248	3,700	22,845	26,545	(8,714)	2007
1430	South San Francisco	CA	—	10,700	23,621	23,711	10,700	44,738	55,438	(7,870)	2007
1431	South San Francisco	CA	—	7,000	15,500	10,057	7,000	25,497	32,497	(6,667)	2007
1435	South San Francisco	CA	—	13,800	42,500	37,058	13,800	79,558	93,358	(28,093)	2008
1436	South San Francisco	CA	—	14,500	45,300	36,935	14,500	82,235	96,735	(28,489)	2008
1437	South San Francisco	CA	—	9,400	24,800	50,146	9,400	73,376	82,776	(26,463)	2008
1439	South San Francisco	CA	—	11,900	68,848	444	11,900	69,291	81,191	(23,126)	2007
1440	South San Francisco	CA	—	10,000	57,954	400	10,000	58,354	68,354	(19,474)	2007
1441	South San Francisco	CA	—	9,300	43,549	8	9,300	43,557	52,857	(14,611)	2007
1442	South San Francisco	CA	—	11,000	47,289	91	11,000	47,380	58,380	(15,940)	2007
1443	South San Francisco	CA	—	13,200	60,932	2,642	13,200	63,574	76,774	(21,733)	2007
1444	South San Francisco	CA	—	10,500	33,776	923	10,500	34,699	45,199	(11,675)	2007
1445	South San Francisco	CA	—	10,600	34,083	9	10,600	34,092	44,692	(11,436)	2007
1458	South San Francisco	CA	—	10,900	20,900	8,917	10,909	21,689	32,598	(7,305)	2007
1459	South San Francisco	CA	—	3,600	100	5,533	3,600	5,633	9,233	(94)	2007
1460	South San Francisco	CA	—	2,300	100	440	2,300	539	2,839	(100)	2007
1461	South San Francisco	CA	—	3,900	200	745	3,900	945	4,845	(200)	2007
1462	South San Francisco	CA	—	7,117	600	5,877	7,117	4,692	11,809	(1,286)	2007
1463	South San Francisco	CA	—	10,381	2,300	20,929	10,381	20,881	31,262	(5,922)	2007
1464	South San Francisco	CA	—	7,403	700	11,638	7,403	7,987	15,390	(2,053)	2007
1468	South San Francisco	CA	—	10,100	24,013	15,570	10,100	35,828	45,928	(9,801)	2007
1480	South San Francisco	CA	—	32,210	3,110	28,414	32,210	31,523	63,733	—	2007
1559	South San Francisco	CA	—	5,666	5,773	12,970	5,695	18,645	24,340	(15,958)	2007
1560	South San Francisco	CA	—	1,204	1,293	2,888	1,210	3,970	5,180	(1,868)	2007
1983	South San Francisco	CA	—	8,648	—	96,095	8,648	96,095	104,743	(20,291)	2016
1984	South San Francisco	CA	—	7,845	—	90,445	7,844	90,069	97,913	(16,677)	2017
1985	South San Francisco	CA	—	6,708	—	122,721	6,708	122,721	129,429	(19,127)	2017
1986	South San Francisco	CA	—	6,708	—	108,425	6,708	108,425	115,133	(13,457)	2018
1987	South San Francisco	CA	—	8,544	—	100,645	8,544	100,645	109,189	(8,701)	2019
1988	South San Francisco	CA	—	10,120	—	119,965	10,120	119,965	130,085	(10,610)	2019
1989	South San Francisco	CA	—	9,169	—	99,636	9,169	99,636	108,805	(3,904)	2020
2553	South San Francisco	CA	—	2,897	8,691	4,663	2,897	13,354	16,251	(2,511)	2015
2554	South San Francisco	CA	—	995	2,754	2,209	995	4,963	5,958	(1,040)	2015
2555	South San Francisco	CA	—	2,202	10,776	895	2,202	11,604	13,806	(1,735)	2015
2556	South San Francisco	CA	—	2,962	15,108	1,009	2,962	16,117	19,079	(2,371)	2015
2557	South San Francisco	CA	—	2,453	13,063	3,616	2,453	16,679	19,132	(3,187)	2015
2558	South San Francisco	CA	—	1,163	5,925	338	1,163	6,263	7,426	(881)	2015
2614	South San Francisco	CA	—	5,079	8,584	1,731	5,083	9,662	14,745	(3,763)	2007
2615	South San Francisco	CA	—	7,984	13,495	3,243	7,988	14,809	22,797	(6,010)	2007
2616	South San Francisco	CA	—	8,355	14,121	2,368	8,358	15,057	23,415	(5,642)	2007
2624	South San Francisco	CA	—	25,502	42,910	12,736	25,502	55,517	81,019	(6,378)	2017
2870	South San Francisco	CA	—	23,297	41,797	29,221	23,297	71,019	94,316	(4,879)	2018
2871	South San Francisco	CA	—	20,293	41,262	21,431	20,293	62,693	82,986	(7,051)	2018
9999	Denton	TX	—	100	—	—	100	—	100	—	2016
2705	Cambridge	MA	—	24,389	128,586	—	24,389	128,586	152,975	(359)	2020
2706	Cambridge	MA	—	15,381	148,307	—	15,381	148,307	163,688	(454)	2020
2707	Cambridge	MA	—	25,664	230,509	—	25,664	230,509	256,173	(642)	2020
2708	Cambridge	MA	—	—	17,764	—	—	17,764	17,764	(37)	2020
2709	Cambridge	MA	—	—	15,459	—	—	15,459	15,459	(32)	2020
2928	Cambridge	MA	—	44,215	24,120	—	44,215	24,120	68,335	(2,263)	2019
2929	Cambridge	MA	—	20,517	—	18,209	20,517	18,209	38,726	—	2019
3074	Cambridge	MA	—	78,762	252,153	8,945	78,762	261,098	339,860	(8,142)	2019
2630	Lexington	MA	—	16,411	49,681	484	16,411	50,165	66,576	(7,144)	2017
2631	Lexington	MA	—	7,759	142,081	22,777	7,759	163,137	170,896	(14,152)	2017
2632	Lexington	MA	—	—	21,390	111,746	—	133,136	133,136	(379)	2020
3070	Lexington	MA	—	14,013	17,083	—	14,013	17,083	31,096	(938)	2019
3071	Lexington	MA	—	14,930	16,677	—	14,930	16,677	31,607	(1,190)	2019
3072	Lexington	MA	—	35,469	43,903	—	35,469	43,903	79,372	(2,685)	2019
3073	Lexington	MA	—	37,050	44,647	—	37,050	44,647	81,697	(2,578)	2019
3093	Waltham	MA	—	47,791	275,556	16,204	47,791	291,760	339,551	(6,212)	2020
2011	Durham	NC	3,777	448	6,152	22,643	448	23,136	23,584	(5,112)	2011
2030	Durham	NC	—	1,920	5,661	34,804	1,920	40,465	42,385	(12,823)	2012
464	Salt Lake City	UT	—	630	6,921	2,562	630	9,484	10,114	(4,468)	2001
465	Salt Lake City	UT	—	125	6,368	68	125	6,436	6,561	(2,823)	2001
466	Salt Lake City	UT	—	—	14,614	73	—	14,688	14,688	(5,855)	2001
799	Salt Lake City	UT	—	—	14,600	90	—	14,690	14,690	(5,078)	2005
1593	Salt Lake City	UT	—	—	23,998	—	—	23,998	23,998	(7,575)	2010
			$3,777	$1,321,296	$3,313,951	$2,505,811	$1,323,724	$5,639,944	$6,963,668	$(899,069)

			Encumbrances at December 31, 2020	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2020			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
Medical office
638	Anchorage	AK	$—	$1,456	$10,650	$12,635	$1,456	$22,369	$23,825	$(9,319)	2006
126	Sherwood	AR	—	709	9,604	—	709	9,599	10,308	(6,284)	1989
2572	Springdale	AR	—	—	27,714	—	—	27,714	27,714	(3,665)	2016
520	Chandler	AZ	—	3,669	13,503	7,404	3,799	19,499	23,298	(7,178)	2002
113	Glendale	AZ	—	1,565	7,050	20	1,565	7,225	8,790	(4,795)	1988
2040	Mesa	AZ	—	—	17,314	1,728	—	18,425	18,425	(3,842)	2012
1066	Scottsdale	AZ	—	5,115	14,064	5,245	4,839	17,731	22,570	(6,795)	2006
2021	Scottsdale	AZ	—	—	12,312	5,116	—	16,679	16,679	(6,441)	2012
2022	Scottsdale	AZ	—	—	9,179	2,487	—	11,462	11,462	(5,038)	2012
2023	Scottsdale	AZ	—	—	6,398	2,195	—	8,336	8,336	(3,448)	2012
2024	Scottsdale	AZ	—	—	9,522	1,048	32	10,473	10,505	(3,929)	2012
2025	Scottsdale	AZ	—	—	4,102	2,355	—	6,193	6,193	(2,815)	2012
2026	Scottsdale	AZ	—	—	3,655	2,213	—	5,614	5,614	(1,922)	2012
2027	Scottsdale	AZ	—	—	7,168	2,960	—	9,758	9,758	(3,647)	2012
2028	Scottsdale	AZ	—	—	6,659	4,834	—	11,084	11,084	(3,392)	2012
2696	Scottsdale	AZ	—	10,151	14,925	567	10,151	15,492	25,643	(553)	2020
1041	Brentwood	CA	—	—	30,864	3,135	310	32,826	33,136	(12,367)	2006
1200	Encino	CA	—	6,151	10,438	6,933	6,757	14,895	21,652	(6,286)	2006
1038	Fresno	CA	—	3,652	29,113	21,935	3,652	51,048	54,700	(19,960)	2006
423	Irvine	CA	—	18,000	70,800	—	18,001	70,800	88,801	(41,643)	1999
436	Murrieta	CA	—	400	9,266	5,089	749	12,116	12,865	(7,182)	1999
239	Poway	CA	—	2,700	10,839	5,485	3,013	13,421	16,434	(8,020)	1997
2654	Riverside	CA	—	2,758	9,908	448	2,758	10,319	13,077	(1,373)	2017
318	Sacramento	CA	—	2,860	37,566	27,514	2,911	63,537	66,448	(18,888)	1998
2404	Sacramento	CA	—	1,268	5,109	1,067	1,299	6,005	7,304	(1,592)	2015
421	San Diego	CA	—	2,910	19,984	16,414	2,964	35,025	37,989	(13,073)	1999
564	San Jose	CA	—	1,935	1,728	3,248	1,935	3,255	5,190	(1,448)	2003
565	San Jose	CA	—	1,460	7,672	1,046	1,460	8,207	9,667	(3,677)	2003
659	Los Gatos	CA	—	1,718	3,124	693	1,758	3,363	5,121	(1,471)	2000
439	Valencia	CA	—	2,300	6,967	4,278	2,404	9,029	11,433	(5,022)	1999
1211	Valencia	CA	—	1,344	7,507	940	1,384	6,124	7,508	(2,878)	2006
440	West Hills	CA	—	2,100	11,595	5,355	2,259	12,506	14,765	(7,017)	1999
728	Aurora	CO	—	—	8,764	3,913	—	9,480	9,480	(4,048)	2005
1196	Aurora	CO	—	210	12,362	7,836	210	19,185	19,395	(6,296)	2006
1197	Aurora	CO	—	200	8,414	6,651	285	14,229	14,514	(5,141)	2006
127	Colorado Springs	CO	—	690	8,338	—	690	8,415	9,105	(5,502)	1989
882	Colorado Springs	CO	—	—	12,933	11,426	—	20,122	20,122	(7,719)	2006
1199	Denver	CO	—	493	7,897	2,705	622	9,497	10,119	(3,959)	2006
808	Englewood	CO	—	—	8,616	9,877	11	16,236	16,247	(8,467)	2005
809	Englewood	CO	—	—	8,449	6,786	—	13,041	13,041	(5,225)	2005
810	Englewood	CO	—	—	8,040	13,800	—	19,134	19,134	(7,689)	2005
811	Englewood	CO	—	—	8,472	13,212	—	19,841	19,841	(6,893)	2005
2658	Highlands Ranch	CO	—	1,637	10,063	—	1,637	10,063	11,700	(1,161)	2017
812	Littleton	CO	—	—	4,562	3,236	257	6,045	6,302	(2,645)	2005
813	Littleton	CO	—	—	4,926	2,696	106	6,395	6,501	(2,611)	2005
570	Lone Tree(3)	CO	—	—	—	21,686	—	20,401	20,401	(8,334)	2003
666	Lone Tree	CO	—	—	23,274	5,098	17	25,916	25,933	(9,728)	2000
2233	Lone Tree	CO	—	—	6,734	31,910	—	38,533	38,533	(8,962)	2014
1076	Parker	CO	—	—	13,388	1,534	8	14,548	14,556	(5,657)	2006
510	Thornton	CO	—	236	10,206	4,656	463	13,101	13,564	(6,096)	2002
434	Atlantis	FL	—	—	2,027	512	5	2,314	2,319	(1,328)	1999
435	Atlantis	FL	—	—	2,000	1,206	—	2,539	2,539	(1,440)	1999
602	Atlantis	FL	—	455	2,231	1,024	455	2,828	3,283	(1,345)	2000
2963	Brooksville(3)	FL	—	—	—	10,300	—	10,300	10,300	(4)	2019
604	Englewood	FL	—	170	1,134	840	226	1,578	1,804	(567)	2000
2962	Jacksonville(3)	FL	—	—	—	964	—	964	964	—	2019
609	Kissimmee	FL	—	788	174	1,242	788	1,250	2,038	(373)	2000
610	Kissimmee	FL	—	481	347	790	494	752	1,246	(469)	2000
671	Kissimmee	FL	—	—	7,574	2,690	—	8,367	8,367	(3,495)	2000
603	Lake Worth	FL	—	1,507	2,894	1,807	1,507	4,529	6,036	(2,686)	2000
612	Margate	FL	—	1,553	6,898	2,527	1,553	8,675	10,228	(3,423)	2000
613	Miami	FL	—	4,392	11,841	13,457	4,392	22,161	26,553	(6,122)	2000
2202	Miami	FL	—	—	13,123	10,093	—	22,766	22,766	(5,882)	2014
2203	Miami	FL	—	—	8,877	4,126	—	12,813	12,813	(3,562)	2014
1067	Milton	FL	—	—	8,566	1,044	—	9,533	9,533	(3,204)	2006
2577	Naples	FL	—	—	29,186	1,504	—	30,691	30,691	(3,763)	2016
2578	Naples	FL	—	—	18,819	766	—	19,585	19,585	(2,035)	2016
2964	Okeechobee(3)	FL	—	—	—	3,483	—	3,483	3,483	—	2019
563	Orlando	FL	—	2,144	5,136	16,334	12,268	7,980	20,248	(4,936)	2003
833	Pace	FL	—	—	10,309	3,938	54	11,900	11,954	(4,131)	2006
834	Pensacola	FL	—	—	11,166	669	—	11,369	11,369	(3,712)	2006
673	Plantation	FL	—	1,091	7,176	2,352	1,091	8,915	10,006	(3,608)	2002
2579	Punta Gorda	FL	—	—	9,379	—	—	9,379	9,379	(1,118)	2016
2833	St. Petersburg	FL	—	—	13,754	14,054	—	24,373	24,373	(8,319)	2006
2836	Tampa	FL	—	1,967	6,618	8,213	2,709	10,644	13,353	(5,996)	2006
887	Atlanta	GA	—	4,300	13,690	—	4,300	11,890	16,190	(8,224)	2007
1058	Blue Ridge	GA	—	—	3,231	260	—	3,094	3,094	(1,262)	2006
2576	Statesboro	GA	—	—	10,234	439	—	10,673	10,673	(1,680)	2016
2702	Bolingbrook	IL	—	—	21,237	—	—	21,237	21,237	(145)	2020
1065	Marion	IL	—	99	11,538	2,192	100	13,255	13,355	(4,673)	2006
2697	Indianapolis	IN	—	—	61,893	—	—	61,893	61,893	(313)	2020

			Encumbrances at December 31, 2020	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2020			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
2699	Indianapolis	IN	—	—	23,211	—	—	23,211	23,211	(117)	2020
2701	Indianapolis	IN	—	478	1,637	—	478	1,637	2,115	(18)	2020
2698	Mooresville	IN	—	—	20,646	—	—	20,646	20,646	(105)	2020
1057	Newburgh	IN	—	—	14,019	5,295	—	19,301	19,301	(7,603)	2006
2700	Zionsville	IN	—	2,969	7,707	—	2,969	7,707	10,676	(60)	2020
2039	Kansas City	KS	—	440	2,173	17	448	2,137	2,585	(522)	2012
112	Overland Park	KS	—	2,316	10,681	24	2,316	10,797	13,113	(7,421)	1988
2043	Overland Park	KS	—	—	7,668	1,392	—	8,796	8,796	(2,204)	2012
3062	Overland Park	KS	—	872	11,813	197	978	11,887	12,865	(994)	2019
483	Wichita	KS	—	530	3,341	713	530	3,617	4,147	(1,543)	2001
1064	Lexington	KY	—	—	12,726	2,244	—	14,092	14,092	(5,171)	2006
735	Louisville	KY	—	936	8,426	18,432	936	24,069	25,005	(11,809)	2005
737	Louisville	KY	—	835	27,627	10,632	878	35,531	36,409	(14,236)	2005
738	Louisville	KY	—	780	8,582	6,843	851	12,736	13,587	(9,506)	2005
739	Louisville	KY	—	826	13,814	3,079	832	15,330	16,162	(6,054)	2005
2834	Louisville	KY	—	2,983	13,171	8,108	2,991	19,655	22,646	(9,483)	2005
1945	Louisville	KY	—	3,255	28,644	2,010	3,291	30,119	33,410	(10,166)	2010
1946	Louisville	KY	—	430	6,125	276	430	6,401	6,831	(2,131)	2010
2237	Louisville	KY	—	1,519	15,386	4,010	1,648	19,262	20,910	(5,288)	2014
2238	Louisville	KY	—	1,334	12,172	2,411	1,511	14,162	15,673	(4,064)	2014
2239	Louisville	KY	—	1,644	10,832	5,865	2,041	16,207	18,248	(5,149)	2014
1324	Haverhill	MA	—	800	8,537	2,386	870	7,028	7,898	(3,130)	2007
1213	Ellicott City	MD	—	1,115	3,206	3,563	1,336	5,104	6,440	(2,341)	2006
1052	Towson	MD	—	—	14,233	4,619	—	13,549	13,549	(4,645)	2006
2650	Biddeford	ME	—	1,949	12,244	—	1,949	12,244	14,193	(1,375)	2017
240	Minneapolis	MN	—	117	13,213	5,824	117	17,714	17,831	(9,917)	1997
300	Minneapolis	MN	—	160	10,131	5,392	214	12,898	13,112	(7,400)	1997
2703	Columbia	MO	—	4,141	20,364	—	4,141	20,364	24,505	(142)	2020
2032	Independence	MO	—	—	48,025	2,982	—	49,902	49,902	(9,751)	2012
2863	Lee's Summit(3)	MO	—	—	—	15,878	—	15,878	15,878	(372)	2019
1078	Flowood	MS	—	—	8,413	1,284	—	9,029	9,029	(3,061)	2006
1059	Jackson	MS	—	—	8,868	299	—	9,159	9,159	(3,243)	2006
1060	Jackson	MS	—	—	7,187	2,764	—	8,872	8,872	(2,936)	2006
1068	Omaha	NE	—	—	16,243	1,725	33	17,350	17,383	(6,551)	2006
2651	Charlotte	NC	—	1,032	6,196	130	1,032	6,222	7,254	(582)	2017
2695	Charlotte	NC	—	844	5,021	18	844	5,001	5,845	(463)	2017
2655	Wilmington	NC	—	1,341	17,376	—	1,341	17,376	18,717	(2,112)	2017
2656	Wilmington	NC	—	2,071	11,592	—	2,071	11,592	13,663	(1,288)	2017
2657	Shallotte	NC	—	918	3,609	—	918	3,609	4,527	(553)	2017
2647	Concord	NH	—	1,961	23,516	240	1,961	23,541	25,502	(2,444)	2017
2648	Concord	NH	—	815	8,902	423	815	9,325	10,140	(1,235)	2017
2649	Epsom	NH	—	919	5,868	49	919	5,910	6,829	(958)	2017
729	Albuquerque	NM	—	—	5,380	896	—	5,738	5,738	(2,105)	2005
571	Las Vegas(3)	NV	—	—	—	20,823	—	18,666	18,666	(7,656)	2003
660	Las Vegas	NV	—	1,121	4,363	9,852	1,328	10,258	11,586	(3,364)	2000
661	Las Vegas	NV	—	2,305	4,829	6,276	2,447	4,892	7,339	(4,980)	2000
662	Las Vegas	NV	—	3,480	12,305	6,755	3,480	15,180	18,660	(6,542)	2000
663	Las Vegas	NV	—	1,717	3,597	12,595	1,724	13,621	15,345	(4,427)	2000
664	Las Vegas	NV	—	1,172	—	633	1,805	—	1,805	(243)	2000
691	Las Vegas	NV	—	3,244	18,339	8,598	3,338	25,273	28,611	(12,874)	2004
2037	Mesquite	NV	—	—	5,559	942	34	6,347	6,381	(1,398)	2012
400	Harrison	OH	—	—	4,561	300	—	4,861	4,861	(3,058)	1999
1054	Durant	OK	—	619	9,256	2,415	659	11,525	12,184	(4,084)	2006
817	Owasso	OK	—	—	6,582	1,703	—	5,761	5,761	(2,097)	2005
404	Roseburg	OR	—	—	5,707	763	—	5,770	5,770	(3,396)	1999
2570	Limerick	PA	—	925	20,072	51	925	19,953	20,878	(2,899)	2016
2234	Philadelphia	PA	—	24,264	99,904	45,229	24,288	144,972	169,260	(23,702)	2014
2403	Philadelphia	PA	—	26,063	97,646	31,903	26,134	129,479	155,613	(26,925)	2015
2571	Wilkes-Barre	PA	—	—	9,138	—	—	9,138	9,138	(1,457)	2016
2694	Anderson	SC	—	405	1,211	—	405	1,212	1,617	(50)	2020
2573	Florence	SC	—	—	12,090	91	—	12,181	12,181	(1,546)	2016
2574	Florence	SC	—	—	12,190	88	—	12,278	12,278	(1,556)	2016
2575	Florence	SC	—	—	11,243	56	—	11,299	11,299	(1,755)	2016
2841	Greenville	SC	—	634	38,386	1,008	647	39,380	40,027	(4,502)	2018
2842	Greenville	SC	—	794	41,293	445	794	41,737	42,531	(4,769)	2018
2843	Greenville	SC	—	626	22,210	—	626	22,210	22,836	(2,640)	2018
2844	Greenville	SC	—	806	18,889	377	806	19,266	20,072	(2,370)	2018
2845	Greenville	SC	—	932	40,879	—	932	40,879	41,811	(4,296)	2018
2846	Greenville	SC	—	896	38,486	—	896	38,485	39,381	(4,101)	2018
2847	Greenville	SC	—	600	26,472	1,076	600	27,548	28,148	(3,737)	2018
2848	Greenville	SC	—	318	5,816	—	318	5,816	6,134	(675)	2018
2849	Greenville	SC	—	319	5,836	—	319	5,836	6,155	(751)	2018
2850	Greenville	SC	—	211	6,503	15	211	6,518	6,729	(848)	2018
2853	Greenville	SC	—	534	6,430	180	534	6,609	7,143	(1,355)	2018
2854	Greenville	SC	—	824	13,645	109	824	13,755	14,579	(2,076)	2018
2851	Travelers Rest	SC	—	498	1,015	—	498	1,015	1,513	(381)	2018
2862	Myrtle Beach(3)	SC	—	—	—	24,830	—	24,830	24,830	(1,400)	2018
2865	Brentwood(3)	TN	—	—	—	28,094	—	28,094	28,094	(177)	2019
624	Hendersonville	TN	—	256	1,530	2,822	256	3,403	3,659	(1,523)	2000
559	Hermitage	TN	—	830	5,036	13,187	851	16,033	16,884	(5,090)	2003
561	Hermitage	TN	—	596	9,698	7,868	596	15,066	15,662	(7,303)	2003
562	Hermitage	TN	—	317	6,528	4,265	317	8,802	9,119	(4,064)	2003

			Encumbrances at December 31, 2020	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2020			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
154	Knoxville	TN	—	700	4,559	5,088	730	8,778	9,508	(5,491)	1994
625	Nashville	TN	—	955	14,289	6,424	955	18,249	19,204	(7,257)	2000
626	Nashville	TN	—	2,050	5,211	5,415	2,055	8,896	10,951	(4,145)	2000
627	Nashville	TN	—	1,007	181	1,443	1,113	1,241	2,354	(460)	2000
628	Nashville	TN	—	2,980	7,164	4,523	2,980	10,601	13,581	(5,071)	2000
630	Nashville	TN	—	515	848	450	528	1,057	1,585	(466)	2000
631	Nashville	TN	—	266	1,305	2,009	266	2,645	2,911	(1,205)	2000
632	Nashville	TN	—	827	7,642	5,728	827	10,856	11,683	(4,677)	2000
633	Nashville	TN	—	5,425	12,577	9,010	5,425	18,192	23,617	(7,879)	2000
634	Nashville	TN	—	3,818	15,185	11,751	3,818	23,621	27,439	(11,772)	2000
636	Nashville	TN	—	583	450	420	604	756	1,360	(347)	2000
2967	Nashville(3)	TN	—	—	—	14,058	—	14,058	14,058	—	2019
2611	Allen	TX	—	1,330	5,960	778	1,374	6,694	8,068	(999)	2016
2612	Allen	TX	—	1,310	4,165	810	1,310	4,953	6,263	(864)	2016
573	Arlington	TX	—	769	12,355	5,018	769	15,438	16,207	(7,008)	2003
2621	Cedar Park	TX	—	1,617	11,640	308	1,617	11,948	13,565	(1,006)	2017
576	Conroe	TX	—	324	4,842	3,990	324	7,307	7,631	(2,922)	2000
577	Conroe	TX	—	397	7,966	3,868	397	10,584	10,981	(4,221)	2000
578	Conroe	TX	—	388	7,975	4,669	388	10,613	11,001	(4,562)	2006
579	Conroe	TX	—	188	3,618	1,469	188	4,477	4,665	(1,925)	2000
581	Corpus Christi	TX	—	717	8,181	6,501	717	12,086	12,803	(5,884)	2000
600	Corpus Christi	TX	—	328	3,210	4,579	328	5,733	6,061	(2,810)	2000
601	Corpus Christi	TX	—	313	1,771	2,127	325	3,059	3,384	(1,505)	2000
2839	Cypress(3)	TX	—	—	—	36,830	11	36,819	36,830	(7,977)	2015
582	Dallas	TX	—	1,664	6,785	5,685	1,747	10,251	11,998	(4,505)	2000
886	Dallas	TX	—	1,820	8,508	26	1,820	7,454	9,274	(2,578)	2007
1314	Dallas	TX	—	15,230	162,970	46,250	24,102	195,017	219,119	(73,745)	2006
1319	Dallas	TX	—	18,840	155,659	5,873	18,840	161,208	180,048	(62,128)	2007
2721	Dallas	TX	—	31,707	2,000	—	31,707	2,000	33,707	—	2020
583	Fort Worth	TX	—	898	4,866	4,482	898	8,086	8,984	(3,163)	2000
805	Fort Worth	TX	—	—	2,481	1,785	45	3,518	3,563	(1,987)	2005
806	Fort Worth	TX	—	—	6,070	1,934	5	7,586	7,591	(2,747)	2005
2231	Fort Worth	TX	—	902	—	44	946	—	946	(26)	2014
2619	Fort Worth	TX	—	1,180	13,432	47	1,180	13,479	14,659	(1,073)	2017
2620	Fort Worth	TX	—	1,961	14,155	177	1,961	14,332	16,293	(1,189)	2017
2982	Fort Worth	TX	—	2,720	6,225	3,097	2,720	9,316	12,036	(573)	2019
1061	Granbury	TX	—	—	6,863	1,125	—	7,848	7,848	(2,850)	2006
430	Houston	TX	—	1,927	33,140	19,966	2,200	50,090	52,290	(25,389)	1999
446	Houston	TX	—	2,200	19,585	23,004	2,945	33,322	36,267	(22,145)	1999
589	Houston	TX	—	1,676	12,602	8,235	1,706	17,124	18,830	(7,357)	2000
670	Houston	TX	—	257	2,884	1,656	318	3,404	3,722	(1,469)	2000
702	Houston	TX	—	—	7,414	3,794	7	9,980	9,987	(4,137)	2004
1044	Houston	TX	—	—	4,838	5,260	1,320	6,896	8,216	(2,346)	2006
2542	Houston	TX	—	304	17,764	—	304	17,764	18,068	(3,000)	2015
2543	Houston	TX	—	116	6,555	—	116	6,555	6,671	(1,308)	2015
2544	Houston	TX	—	312	12,094	—	312	12,094	12,406	(2,432)	2015
2545	Houston	TX	—	316	13,931	—	316	13,931	14,247	(2,133)	2015
2546	Houston	TX	—	408	18,332	—	408	18,332	18,740	(4,407)	2015
2547	Houston	TX	—	470	18,197	—	470	18,197	18,667	(3,705)	2015
2548	Houston	TX	—	313	7,036	—	313	7,036	7,349	(1,835)	2015
2549	Houston	TX	—	530	22,711	—	530	22,711	23,241	(3,067)	2015
2966	Houston(3)	TX	—	—	—	7,741	—	7,741	7,741	—	2020
590	Irving	TX	—	828	6,160	3,911	828	9,070	9,898	(4,215)	2000
700	Irving	TX	—	—	8,550	4,566	8	9,672	9,680	(3,923)	2006
1207	Irving	TX	—	1,955	12,793	2,455	1,986	14,537	16,523	(5,576)	2006
2840	Kingwood	TX	—	3,035	28,373	1,585	3,422	29,570	32,992	(4,569)	2016
591	Lewisville	TX	—	561	8,043	2,470	561	9,554	10,115	(4,343)	2000
144	Longview	TX	—	102	7,998	1,168	102	8,716	8,818	(4,917)	1992
143	Lufkin	TX	—	338	2,383	299	338	2,602	2,940	(1,423)	1992
568	McKinney	TX	—	541	6,217	4,057	541	9,067	9,608	(3,972)	2003
569	McKinney	TX	—	—	636	9,391	—	9,123	9,123	(3,622)	2003
1079	Nassau Bay	TX	—	—	8,942	1,818	—	9,842	9,842	(3,768)	2006
596	N Richland Hills	TX	—	812	8,883	3,656	812	11,208	12,020	(4,816)	2000
2048	North Richland Hills	TX	—	1,385	10,213	2,290	1,400	12,204	13,604	(4,237)	2012
2835	Pearland	TX	—	—	4,014	4,917	—	7,450	7,450	(2,747)	2006
2838	Pearland(3)	TX	—	—	—	19,949	—	19,756	19,756	(3,567)	2014
447	Plano	TX	—	1,700	7,810	6,859	1,792	12,884	14,676	(7,562)	1999
597	Plano	TX	—	1,210	9,588	7,069	1,225	14,902	16,127	(6,131)	2000
672	Plano	TX	—	1,389	12,768	4,365	1,389	14,871	16,260	(5,749)	2002
1284	Plano	TX	—	2,049	18,793	2,465	2,163	13,481	15,644	(7,527)	2006
1384	Plano	TX	—	6,290	22,686	5,707	6,290	28,203	34,493	(18,910)	2007
2653	Rockwall	TX	—	788	9,020	—	788	9,020	9,808	(945)	2017
815	San Antonio	TX	—	—	9,193	3,290	87	11,352	11,439	(4,958)	2006
816	San Antonio	TX	2,544	—	8,699	4,165	175	11,677	11,852	(5,190)	2006
1591	San Antonio	TX	—	—	7,309	864	43	7,810	7,853	(2,857)	2010
2837	San Antonio	TX	—	—	26,191	3,315	—	28,952	28,952	(10,009)	2011
2852	Shenandoah(3)	TX	—	—	—	29,870	—	29,870	29,870	(3,953)	2016
598	Sugarland	TX	—	1,078	5,158	3,877	1,170	7,408	8,578	(3,299)	2000
599	Texas City	TX	—	—	9,519	1,128	—	10,490	10,490	(3,925)	2000
152	Victoria	TX	—	125	8,977	519	125	9,102	9,227	(5,200)	1994
2198	Webster	TX	—	2,220	9,602	462	2,220	9,744	11,964	(2,708)	2013
2550	The Woodlands	TX	—	115	5,141	—	115	5,141	5,256	(887)	2015

			Encumbrances at December 31, 2020	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2020			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
2551	The Woodlands	TX	—	296	18,282	—	296	18,282	18,578	(2,717)	2015
2552	The Woodlands	TX	—	374	25,125	—	374	25,125	25,499	(3,328)	2015
1592	Bountiful	UT	—	999	7,426	1,195	1,019	8,431	9,450	(2,993)	2010
169	Bountiful	UT	—	276	5,237	2,565	487	6,769	7,256	(3,401)	1995
346	Castle Dale	UT	—	50	1,818	163	50	1,918	1,968	(1,162)	1998
347	Centerville	UT	—	300	1,288	274	300	1,392	1,692	(866)	1999
2035	Draper	UT	4,583	—	10,803	781	—	11,447	11,447	(2,465)	2012
469	Kaysville	UT	—	530	4,493	226	530	4,639	5,169	(2,076)	2001
456	Layton	UT	—	371	7,073	1,540	389	8,091	8,480	(4,604)	2001
2042	Layton	UT	—	—	10,975	963	27	11,677	11,704	(2,334)	2012
2864	Ogden(3)	UT	—	—	—	17,582	—	17,582	17,582	(229)	2019
357	Orem	UT	—	337	8,744	3,364	306	9,329	9,635	(5,364)	1999
353	Salt Lake City	UT	—	190	779	251	273	886	1,159	(582)	1999
354	Salt Lake City	UT	—	220	10,732	3,534	220	13,172	13,392	(7,764)	1999
355	Salt Lake City	UT	—	180	14,792	3,092	180	16,799	16,979	(10,426)	1999
467	Salt Lake City	UT	—	3,000	7,541	3,014	3,145	9,854	12,999	(4,920)	2001
566	Salt Lake City	UT	—	509	4,044	3,925	509	7,011	7,520	(3,196)	2003
2041	Salt Lake City	UT	—	—	12,326	1,000	—	13,031	13,031	(2,578)	2012
2033	Sandy	UT	—	867	3,513	1,861	1,343	4,752	6,095	(2,053)	2012
482	Stansbury	UT	—	450	3,201	1,210	529	3,922	4,451	(1,697)	2001
351	Washington Terrace	UT	—	—	4,573	3,048	17	5,818	5,835	(3,373)	1999
352	Washington Terrace	UT	—	—	2,692	1,774	15	3,685	3,700	(2,160)	1999
2034	West Jordan	UT	—	—	12,021	323	—	12,142	12,142	(2,441)	2012
2036	West Jordan	UT	—	—	1,383	1,654	—	2,880	2,880	(1,176)	2012
495	West Valley City	UT	—	410	8,266	1,002	410	8,255	8,665	(4,363)	2002
1208	Fairfax	VA	—	8,396	16,710	14,570	8,840	29,326	38,166	(13,080)	2006
2230	Fredericksburg	VA	—	1,101	8,570	—	1,101	8,570	9,671	(1,571)	2014
572	Reston	VA	—	—	11,902	1,287	—	12,225	12,225	(5,623)	2003
448	Renton	WA	—	—	18,724	4,967	—	21,859	21,859	(13,233)	1999
781	Seattle	WA	—	—	52,703	18,839	—	65,797	65,797	(30,230)	2004
782	Seattle	WA	—	—	24,382	14,226	126	34,266	34,392	(18,085)	2004
783	Seattle	WA	—	—	5,625	2,113	183	6,867	7,050	(6,234)	2004
785	Seattle	WA	—	—	7,293	6,153	—	11,505	11,505	(7,342)	2004
1385	Seattle	WA	—	—	45,027	11,123	—	55,172	55,172	(21,409)	2007
2038	Evanston	WY	—	—	4,601	1,023	—	5,548	5,548	(1,247)	2012
			$7,127	$370,205	$3,453,072	$1,304,180	$401,228	$4,457,929	$4,859,157	$(1,428,797)

			Encumbrances at December 31, 2020	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2020			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
Continuing care retirement community
3089	Birmingham	AL	$—	$6,218	$32,146	$875	$6,369	$32,870	$39,239	$(1,594)	2020
3090	Bradenton	FL	—	5,496	95,671	4,378	5,766	99,779	105,545	(4,488)	2020
2997	Clearwater	FL	72,137	6,680	132,521	3,416	6,707	135,910	142,617	(4,588)	2020
3086	Jacksonville	FL	—	19,660	167,860	4,416	20,002	171,935	191,937	(6,512)	2020
2996	Leesburg	FL	—	8,941	65,698	3,908	9,556	68,991	78,547	(3,046)	2020
2995	Port Charlotte	FL	—	5,344	159,612	2,902	5,503	162,354	167,857	(5,269)	2020
2998	Seminole	FL	47,141	14,080	77,485	2,068	14,584	79,049	93,633	(2,350)	2020
3085	Seminole	FL	—	13,915	125,796	4,428	14,162	129,978	144,140	(5,016)	2020
3092	Sun City Center	FL	91,439	25,254	175,535	4,434	25,512	179,711	205,223	(7,994)	2020
3087	The Villages	FL	—	7,091	120,493	4,238	7,101	124,721	131,822	(4,562)	2020
3084	Holland	MI	—	1,572	88,960	2,435	1,630	91,336	92,966	(3,313)	2020
2991	Coatesville	PA	—	16,443	126,243	3,216	16,547	129,357	145,904	(4,407)	2020
3080	Haverford	PA	—	16,461	108,816	21,643	16,461	122,831	139,292	(44,723)	1989
3088	Spring	TX	—	3,210	30,085	1,085	3,245	31,135	34,380	(1,177)	2020
3081	Ft Belvoir	VA	—	11,594	99,528	19,155	11,594	114,152	125,746	(42,423)	1998
			$210,717	$161,959	$1,606,449	$82,597	$164,739	$1,674,109	$1,838,848	$(141,462)

Total medical office assets held for sale			—	(22,193)	(117,810)	(7,870)	(22,413)	(110,367)	(132,780)	60,193
Total continuing operations, excluding held for sale			$221,621	$1,831,267	$8,255,662	$3,884,718	$1,867,278	$11,661,615	$13,528,893	$(2,409,135)

			Encumbrances at December 31, 2020	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2020			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
Discontinued operations:
Senior housing triple-net
1107	Huntsville	AL	$—	$307	$5,813	$574	$307	$6,027	$6,334	$(1,956)	2006
518	Tucson	AZ	—	2,350	24,037	280	2,350	24,318	26,668	(13,837)	2005
226	Murrieta	CA	—	435	5,729	36	435	5,765	6,200	(3,586)	1997
2467	Ft Myers	FL	—	2,782	21,827	—	2,782	9,730	12,512	(3,840)	2016
1095	Gainesville	FL	—	1,221	12,226	300	1,221	12,301	13,522	(4,221)	2006
490	Jacksonville	FL	—	3,250	25,936	7,117	3,250	33,053	36,303	(15,873)	2002
1096	Jacksonville	FL	—	1,587	15,616	359	1,587	15,657	17,244	(5,377)	2006
1017	Palm Harbor	FL	—	1,462	16,774	1,127	1,462	17,515	18,977	(6,089)	2006
1097	Tallahassee	FL	—	1,331	19,039	570	1,331	19,265	20,596	(6,578)	2006
1605	Vero Beach	FL	—	700	16,234	206	700	15,691	16,391	(4,323)	2010
1257	Vero Beach	FL	—	2,035	34,993	1,877	2,035	35,310	37,345	(11,867)	2006
1162	Orland Park	IL	—	2,623	23,154	2,180	2,623	24,559	27,182	(9,204)	2006
546	Cape Elizabeth	ME	—	630	3,524	433	630	3,617	4,247	(1,564)	2003
545	Saco	ME	—	80	2,363	325	80	2,518	2,598	(1,086)	2003
734	Hillsborough	NJ	—	1,042	10,042	926	1,042	10,502	11,544	(4,262)	2005
1252	Brooklyn	NY	—	8,117	23,627	1,474	8,117	23,774	31,891	(8,342)	2006
1256	Brooklyn	NY	—	5,215	39,052	1,709	5,215	39,227	44,442	(13,760)	2006
2089	Newberg	OR	—	1,889	16,855	936	1,889	17,791	19,680	(4,230)	2012
2050	Redmond	OR	—	1,229	21,921	980	1,229	22,900	24,129	(4,931)	2012
2084	Roseburg	OR	—	1,042	12,090	287	1,042	12,376	13,418	(3,089)	2012
2134	Scappoose	OR	—	353	1,258	30	353	1,288	1,641	(424)	2012
2153	Scappoose	OR	—	971	7,116	240	971	6,888	7,859	(1,659)	2012
2088	Tualatin	OR	—	—	6,326	786	—	7,112	7,112	(2,325)	2012
2063	Selinsgrove	PA	—	529	9,111	285	529	9,396	9,925	(2,671)	2012
306	Georgetown	SC	—	239	3,008	—	239	3,008	3,247	(1,436)	1998
305	Lancaster	SC	—	84	2,982	—	84	2,982	3,066	(1,340)	1998
312	Rock Hill	SC	—	203	2,671	—	203	2,671	2,874	(1,254)	1998
1113	Rock Hill	SC	—	695	4,119	481	795	4,233	5,028	(1,668)	2006
313	Sumter	SC	—	196	2,623	—	196	2,623	2,819	(1,252)	1998
2073	Kingsport	TN	—	1,113	8,625	397	1,113	9,022	10,135	(2,367)	2012
2107	Amarillo	TX	—	1,315	26,838	1,034	1,315	27,873	29,188	(6,395)	2012
511	Austin	TX	—	2,960	41,645	391	2,959	42,035	44,994	(23,967)	2002
2075	Bedford	TX	—	1,204	26,845	1,991	1,204	28,837	30,041	(7,133)	2012
1106	Houston	TX	—	1,008	15,333	258	1,020	15,030	16,050	(5,360)	2006
2162	Portland	TX	—	1,233	14,001	3,187	1,233	17,188	18,421	(5,497)	2012
2116	Sherman	TX	—	209	3,492	298	209	3,790	3,999	(1,089)	2012
225	Woodbridge	VA	—	950	6,983	1,895	950	8,702	9,652	(4,731)	1997
2096	Poulsbo	WA	—	1,801	18,068	278	1,801	18,346	20,147	(4,403)	2012
2102	Richland	WA	—	249	5,067	192	249	5,259	5,508	(1,254)	2012
2061	Vancouver	WA	—	513	4,556	346	513	4,784	5,297	(1,388)	2012
2062	Vancouver	WA	—	1,498	9,997	427	1,498	10,424	11,922	(2,422)	2012
			$—	$56,650	$571,516	$34,212	$56,761	$583,387	$640,148	$(208,050)

			Encumbrances at December 31, 2020	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2020			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
Senior housing operating portfolio
2935	Alameda	CA	$19,578	$6,225	$20,194	$(10)	$6,225	$20,184	$26,409	$(1,211)	2019
2911	Beverly Hills	CA	—	9,872	32,590	12,464	9,872	42,066	51,938	(15,306)	2019
2933	Chino Hills	CA	—	3,720	41,183	790	3,720	40,743	44,463	(7,595)	1998
2953	Concord	CA	31,332	5,386	45,883	140	5,386	46,023	51,409	(2,409)	2019
2931	Concord	CA	25,000	6,010	39,615	701	6,010	39,016	45,026	(14,851)	1998
2932	Escondido	CA	14,340	5,090	24,253	524	5,090	23,877	28,967	(9,071)	1998
2937	Fair Oaks	CA	33,381	3,972	51,073	(94)	3,972	50,979	54,951	(3,154)	2019
2959	Huntington Beach	CA	—	12,365	36,517	36	12,365	36,553	48,918	(2,308)	2019
2723	Northridge	CA	—	6,718	26,309	2,826	6,752	27,898	34,650	(11,086)	2006
2934	Roseville	CA	—	3,844	33,527	126	3,844	33,382	37,226	(6,987)	2014
2952	San Jose	CA	28,159	10,658	34,669	135	10,658	34,804	45,462	(1,791)	2019
2951	Santa Clarita	CA	33,512	16,896	38,559	154	16,896	38,713	55,609	(2,198)	2019
3998	Santa Rosa	CA	—	2,871	—	—	2,871	—	2,871	—	2020
3999	Santa Rosa	CA	37,223	7,529	32,772	—	7,529	32,361	39,890	—	2020
2958	Valencia	CA	25,903	12,699	49,996	9	12,699	50,005	62,704	(3,292)	2019
2936	Whittier	CA	—	3,355	24,639	36	3,355	24,675	28,030	(1,486)	2019
2603	Boca Raton	FL	—	2,415	17,923	2,407	2,415	17,437	19,852	(6,391)	2019
3064	Boca Raton	FL	—	4,730	17,532	5,934	4,730	20,230	24,960	(9,806)	2019
2602	Boynton Beach	FL	—	1,270	4,773	4,448	1,270	7,447	8,717	(2,596)	2019
3042	Bradenton	FL	—	1,720	30,799	167	1,720	26,400	28,120	(1,754)	2019
2604	Coconut Creek	FL	—	2,461	16,006	3,521	2,461	17,370	19,831	(6,003)	2019
2601	Delray Beach	FL	—	850	6,637	3,588	850	9,311	10,161	(3,493)	2019
3043	Fort Myers	FL	—	1,806	37,392	268	1,806	32,141	33,947	(2,081)	2019
3044	Fort Myers	FL	—	3,177	55,693	191	3,173	47,632	50,805	(3,153)	2019
2517	Ft Lauderdale	FL	—	2,867	43,126	17,295	2,867	22,435	25,302	(9,217)	2019
3039	Melbourne	FL	—	2,212	54,716	374	2,212	47,127	49,339	(3,194)	2019
3040	Naples	FL	—	7,444	33,728	228	7,444	28,148	35,592	(2,051)	2019
3041	Palm Beach Gardens	FL	—	4,249	33,732	181	4,249	28,562	32,811	(1,910)	2019
2904	Tampa	FL	—	1,994	24,493	881	1,994	7,414	9,408	(1,381)	2019
3045	Tampa	FL	—	1,419	25,622	100	1,419	21,937	23,356	(1,497)	2019
2527	Vero Beach	FL	—	1,048	17,392	3,633	1,048	19,130	20,178	(3,600)	2019
2896	Atlanta	GA	—	3,957	5,378	262	3,957	5,639	9,596	(477)	2019
2914	Lilburn	GA	—	907	17,340	654	907	17,306	18,213	(6,048)	2019
3046	Suwanee	GA	—	3,708	35,864	252	3,708	30,532	34,240	(1,994)	2019
1961	Olympia Fields	IL	—	4,120	29,400	5,443	4,120	33,580	37,700	(11,992)	2019
2903	St. Charles	IL	—	1,000	22,747	606	1,000	23,353	24,353	(1,132)	2019
2906	Wheaton	IL	—	1,599	13,268	522	1,599	13,790	15,389	(807)	2019
2899	Prairie Village	KS	—	2,554	6,994	331	2,554	2,413	4,967	(643)	2019
2787	Plymouth	MA	—	2,434	9,027	2,539	2,438	10,765	13,203	(3,341)	2019
2894	Columbia	MD	—	1,947	29,201	545	1,947	29,746	31,693	(1,345)	2019
2583	Ellicott City	MD	17,983	3,607	31,720	2,003	3,607	23,606	27,213	(4,560)	2019
2921	Frederick	MD	—	609	9,158	1,502	609	10,026	10,635	(3,609)	2019
2584	Hanover	MD	8,373	4,513	25,625	1,646	4,513	26,100	30,613	(3,636)	2019
2585	Laurel	MD	5,431	3,895	13,331	1,668	3,895	10,876	14,771	(2,720)	2019
2902	North Bethesda	MD	—	3,798	21,430	437	3,798	21,867	25,665	(1,219)	2019
2586	Parkville	MD	19,405	3,854	29,061	1,413	3,854	9,878	13,732	(3,375)	2016
2587	Waldorf	MD	7,852	392	20,514	1,044	392	6,228	6,620	(1,983)	2016
2788	Westminster	MD	—	768	5,251	2,309	768	4,503	5,271	(3,177)	2018
2920	Farmington Hills	MI	—	1,013	12,119	1,145	1,013	12,463	13,476	(4,499)	2019
2900	Plymouth Township	MI	—	1,494	16,060	768	1,494	16,828	18,322	(921)	2019
2908	Des Peres	MO	—	4,361	20,664	2,708	4,361	21,420	25,781	(7,481)	2019
2909	Richmond Heights	MO	—	1,744	24,232	1,512	1,744	17,891	19,635	(8,312)	2019
3130	Charlotte	NC	—	710	9,559	—	710	9,159	9,869	(2,997)	2006
2776	Mooresville	NC	—	2,538	37,617	2,598	2,538	40,216	42,754	(9,039)	2019
2898	Greensboro	NC	—	1,272	29,249	586	1,272	29,835	31,107	(1,401)	2019
2926	Raleigh	NC	—	1,191	11,532	1,415	1,191	12,297	13,488	(4,307)	2019
2901	Omaha	NE	—	2,864	30,793	414	2,864	31,207	34,071	(1,587)	2019
2912	Cresskill	NJ	—	4,684	53,927	2,728	4,684	55,445	60,129	(18,949)	2019
2897	Florham Park	NJ	—	8,587	30,666	1,396	8,587	32,062	40,649	(1,563)	2019
2915	Madison	NJ	—	3,157	19,909	1,180	3,157	20,436	23,593	(6,924)	2019
2907	Saddle River	NJ	—	1,784	15,625	1,539	1,784	16,382	18,166	(5,601)	2019
2905	West Orange	NJ	—	5,231	33,395	1,245	5,231	34,640	39,871	(1,627)	2019
2589	Albuquerque	NM	—	767	9,324	1,830	767	10,656	11,423	(4,984)	2019
2895	Dayton	OH	—	848	15,095	289	848	15,384	16,232	(809)	2019
2893	Westlake	OH	—	1,908	13,039	253	1,908	13,291	15,199	(752)	2019
2789	Portland	OR	—	—	16,087	771	—	9,587	9,587	(2,983)	2012
1962	Warwick	RI	—	1,050	17,388	6,699	1,050	8,805	9,855	(8,092)	2006
2755	Aiken	SC	—	357	14,832	178	363	5,858	6,221	(4,630)	2006
2756	Columbia	SC	—	408	7,527	157	412	3,104	3,516	(2,407)	2006
3131	Greenville	SC	—	1,090	12,558	—	1,090	5,323	6,413	(3,944)	2006
3132	Myrtle Beach	SC	—	900	10,913	5	900	4,487	5,387	(3,438)	2006
3063	Abilene	TX	—	300	2,830	35	300	2,388	2,688	(955)	2019
2784	Arlington	TX	—	2,494	12,192	1,371	2,540	12,807	15,347	(4,347)	2019
3054	Burleson	TX	—	1,050	5,242	42	1,050	3,229	4,279	(1,727)	2019
3068	Cedar Hill	TX	—	1,070	11,554	127	1,070	11,231	12,301	(3,911)	2019
3135	Cedar Hill	TX	—	440	7,494	13	440	6,987	7,427	(2,223)	2007
2786	Friendswood	TX	—	400	7,354	1,222	400	8,255	8,655	(3,215)	2019
2529	Grand Prairie	TX	—	865	10,650	1,737	865	12,386	13,251	(2,783)	2019
2785	Houston	TX	—	835	7,195	1,133	835	8,328	9,163	(4,110)	2019

			Encumbrances at December 31, 2020	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2020			Accumulated Depreciation(2)	Year Acquired/ Constructed
	City	State		Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)
3047	Lewisville	TX	—	4,228	35,818	982	4,228	31,065	35,293	(2,176)	2019
3065	North Richland Hills	TX	—	520	5,117	79	520	3,702	4,222	(1,694)	2019
3066	North Richland Hills	TX	—	870	9,259	46	870	8,864	9,734	(3,549)	2019
2510	Temple	TX	—	2,354	52,859	2,143	2,354	53,799	56,153	(6,850)	2019
2400	Victoria	TX	—	1,032	7,743	2,109	1,032	8,525	9,557	(2,584)	2019
2605	Victoria	TX	—	175	4,290	4,898	175	7,733	7,908	(4,450)	2019
3067	Waxahachie	TX	—	390	3,879	74	390	2,650	3,040	(1,290)	2019
2916	Arlington	VA	—	3,833	7,076	1,027	3,833	3,336	7,169	(2,743)	2006
2917	Arlington	VA	—	7,278	37,407	4,252	7,278	40,266	47,544	(14,902)	2019
3133	Chesapeake	VA	—	1,090	12,444	—	1,090	11,944	13,034	(4,056)	2006
2919	Falls Church	VA	—	2,228	8,887	1,268	2,228	9,430	11,658	(3,306)	2019
2582	Fredericksburg	VA	—	2,370	19,725	555	2,370	19,103	21,473	(2,331)	2019
2581	Leesburg	VA	11,404	1,340	17,605	1,701	1,340	18,158	19,498	(2,595)	2019
2514	Richmond	VA	—	2,981	54,203	7,276	2,981	61,479	64,460	(8,399)	2019
2777	Sterling	VA	—	1,046	15,788	966	1,046	5,278	6,324	(3,246)	2006
2918	Sterling	VA	—	2,360	22,932	1,495	2,360	13,438	15,798	(7,821)	2006
2913	Edmonds	WA	—	1,418	16,502	1,528	1,418	17,481	18,899	(5,745)	2019
2791	Kenmore	WA	—	3,284	16,641	1,456	3,284	4,350	7,634	(3,627)	2018
2923	Mercer Island	WA	—	4,209	8,123	889	4,209	4,180	8,389	(2,846)	2006
			$318,876	$298,952	$2,159,571	$152,069	$299,042	$1,991,376	$2,290,418	$(407,658)

Total discontinued operations			$318,876	$355,602	$2,731,087	$186,281	$355,803	$2,574,763	$2,930,566	$(615,708)
_______________________________________
(1)At December 31, 2020, the tax basis of the Company’s net real estate assets is less than the reported amounts by $844 million (unaudited).
(2)Buildings and improvements are depreciated over useful lives ranging up to 60 years.
(3)Assets with no initial cost to the Company represent development projects in process or completed on land that the Company leases from a third party.

A summary of activity for real estate and accumulated depreciation, excluding assets classified as discontinued operations, is as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Real estate:
Balances at beginning of year	$10,372,584	$9,707,488	$9,460,973
Acquisition of real estate and development and improvements	3,460,556	1,621,739	1,047,312
Sales and/or transfers to assets held for sale	(203,687)	(852,480)	(386,770)
Deconsolidation of real estate	—	—	(325,580)
Impairments	(23,991)	(19,067)	(5,609)
Other(1)	(76,569)	(85,096)	(82,838)
Balances at end of year	$13,528,893	$10,372,584	$9,707,488
Accumulated depreciation:
Balances at beginning of year	$2,141,960	$2,054,888	$1,912,628
Depreciation expense	438,735	365,319	340,600
Sales and/or transfers to assets held for sale	(93,220)	(190,877)	(82,139)
Real estate held for sale	—	—	(43,525)
Other(1)	(78,340)	(87,370)	(72,676)
Balances at end of year	$2,409,135	$2,141,960	$2,054,888
_______________________________________
(1)Represents real estate and accumulated depreciation related to fully depreciated assets, foreign exchange translation, or changes in lease classification.
A summary of activity for real estate and accumulated depreciation for assets classified as discontinued operations is as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Real estate:
Balances at beginning of year	$4,133,349	$3,440,706	$4,257,599
Acquisition of real estate and development and improvements	119,333	812,827	46,591
Sales and/or transfers to assets classified as discontinued operations	(1,114,792)	(245,291)	(814,577)
Impairments	(198,048)	(200,546)	(44,120)
Other(1)	(9,276)	325,653	(4,787)
Balances at end of year	$2,930,566	$4,133,349	$3,440,706
Accumulated depreciation:
Balances at beginning of year	$861,557	$817,931	$863,602
Depreciation expense	91,726	122,792	121,064
Sales and/or transfers to assets classified as discontinued operations	(333,654)	(68,391)	(161,755)
Other(1)	(3,921)	(10,775)	(4,980)
Balances at end of year	$615,708	$861,557	$817,931
_______________________________________
(1)Represents real estate and accumulated depreciation related to fully depreciated assets, foreign exchange translation, or changes in lease classification.

Schedule IV: Mortgage Loans on Real Estate

(Dollars in thousands)

Location	Segment	Interest Rate	Fixed / Variable	Maturity Date	Prior Liens	Monthly Debt Service	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount Subject to Delinquent Principal or Interest
First mortgages relating to one property located in:
Texas	Other	7.5%	Fixed	04/01/2021	$—	$15	$2,250	$2,250	$—
Florida	Other	7.5%	Fixed	04/01/2021	—	54	8,289	8,289	—
Florida	Other	> of 2% or Libor + 4.25%	Variable	01/01/2026	—	276	51,716	51,233	—
California	Other	> of 2% or Libor + 4.25%	Variable	05/07/2026	—	70	13,257	13,477	—
Florida	Other	3.5%	Fixed	12/17/2021	—	23	7,798	6,397	—
Florida	Other	3.5%	Fixed	12/17/2021	—	11	3,912	3,137	—
Florida	Other	3.5%	Fixed	12/17/2021	—	41	14,208	13,968	—
California	Other	3.5%	Fixed	12/16/2021	—	102	35,100	34,359	—
First mortgage relating to 11 properties located in:
California	Other	5.5%	Fixed	04/06/2022	—	118	25,000	24,462	—
					$—	$710	$161,530	$157,572	$—

	Year Ended December 31,
	2020	2019	2018
Reconciliation of mortgage loans
Balance at beginning of year	$161,964	$42,037	$188,418
Additions:
New mortgage loans	98,469	59,552	—
Draws on existing mortgage loans	19,182	60,375	42,398
Total additions	117,651	119,927	42,398

Deductions:
Principal repayments and conversions to equity ownership(1)	(113,200)	—	(188,779)
Reserve for loan losses(2)	(8,843)	—	—
Total deductions	(122,043)	—	(188,779)
Balance at end of year	$157,572	$161,964	$42,037
_______________________________________
(1)Includes the conversion of loans into equity ownership in real estate.
(2)The year ended 2020 includes current expected credit loss reserves recognized under ASU 2016-13, which was adopted on January 1, 2020 (see Note 2 to the Consolidated Financial Statements). The year ended 2020 also includes an immaterial amount related to the cumulative-effect of adoption of ASU 2016-13. Refer to Note 7 for additional information on the Company’s reserve for loan losses.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Healthpeak Properties, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Healthpeak Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 10, 2021, expressed an unqualified opinion on those financial statements.
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
Costa Mesa, California
February 10, 2021

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
We hereby incorporate by reference the information appearing under the captions “Proposal No. 1 Election of Directors,” “Our Executive Officers,” “Board of Directors and Corporate Governance” and in our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders to be held on April 28, 2021.
ITEM 11.    Executive Compensation
We hereby incorporate by reference the information under the caption “Executive Compensation” in our definitive proxy statement to be filed with the SEC relating to our 2021 Annual Meeting of Stockholders to be held on April 28, 2021.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We hereby incorporate by reference the information under the captions “Security Ownership of Principal Stockholders, Directors and Management” and “Equity Compensation Plan Information” in our definitive proxy statement to be filed with the SEC relating to our 2021 Annual Meeting of Stockholders to be held on April 28, 2021.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
We hereby incorporate by reference the information under the caption “Board of Directors and Corporate Governance” in our definitive proxy statement to be filed with the SEC relating to our 2021 Annual Meeting of Stockholders to be held on April 28, 2021.
ITEM 14.    Principal Accounting Fees and Services
We hereby incorporate by reference under the caption “Audit and Non-Audit Fees” in our definitive proxy statement to be filed with the SEC relating to our 2021 Annual Meeting of Stockholders to be held on April 28, 2021.

PART IV
ITEM 15.    Exhibits, Financial Statement Schedules
(a) 1.  Financial Statement Schedules
The following Consolidated Financial Statements are included in Part II, Item 8-Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2020 and 2019
Consolidated Statements of Operations - for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income (Loss) - for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Equity - for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows - for the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
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
3.1
Articles of Restatement of Healthpeak Properties, Inc. (formerly HCP, Inc.) dated June 1, 2012, as supplemented by the Articles Supplementary, dated July 31, 2017, and as amended by the Articles of Amendment, dated October 30, 2019.
		Annual Report on Form 10-K (File No. 001-08895)	February 13, 2020
3.2	Sixth Amended and Restated Bylaws of Healthpeak, Properties, Inc., dated October 30, 2019.	Current Report on Form 8-K (File No. 001-08895)	October 30, 2019
4.1	Indenture, dated November 21, 2012, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑ 08895)	November 19, 2012
4.1.1	Second Supplemental Indenture, dated November 12, 2013, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	November 13, 2013
4.1.2	Third Supplemental Indenture dated February 21, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	February 24, 2014
4.1.3	Fourth Supplemental Indenture, dated August 14, 2014, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	August 14, 2014
4.1.4	Fifth Supplemental Indenture, dated January 21, 2015, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	January 21, 2015
4.1.5	Sixth Supplemental Indenture, dated May 20, 2015, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	May 20, 2015

4.1.6	Eighth Supplemental Indenture dated July 5, 2019, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	July 5, 2019
4.1.7	Ninth Supplemental Indenture dated November 19, 2019, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	November 21, 2019
4.1.8	Tenth Supplemental Indenture, dated as of June 23, 2020, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8-K (File No. 001-08895)	June 23, 2020
4.2	Form of 6.750% Senior Notes due 2041.	Current Report on Form 8‑K (File No. 001‑08895)	January 24, 2011
4.3	Form of 4.250% Senior Notes due 2023.	Current Report on Form 8‑K (File No. 001‑08895)	November 13, 2013
4.4	Form of 4.20% Senior Notes due 2024.	Current Report on Form 8‑K (File No. 001‑08895)	February 24, 2014
4.5	Form of 3.875% Senior Notes due 2024.	Current Report on Form 8‑K (File No. 001‑08895)	August 14, 2014
4.6	Form of 3.400% Senior Notes due 2025.	Current Report on Form 8‑K (File No. 001‑08895)	January 21, 2015
4.7	Form of 4.000% Senior Notes due 2025.	Current Report on Form 8‑K (File No. 001‑08895)	May 20, 2015
4.8	Form of 3.250% Senior Notes due 2026.	Current Report on Form 8‑K (File No. 001‑08895)	July 5, 2019
4.9	Form of 3.500% Senior Notes due 2029.	Current Report on Form 8‑K (File No. 001‑08895)	July 5, 2019
4.10	Form of 3.000% Senior Notes due 2030.	Current Report on Form 8‑K (File No. 001‑08895)	November 21, 2019
4.11	Form of 2.875% Senior Notes due 2031.	Current Report on Form 8-K (File No. 001-08895	June 23, 2020
4.12	Description of Healthpeak Capital Stock	Annual Report on Form 10-K (File No. 001-08895)	February 13, 2020
10.1	Second Amended and Restated Director Deferred Compensation Plan.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 3, 2009
10.2	Non-Employee Directors Stock-for-Fees Program.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.3	Executive Severance Plan.*	Quarterly Report on Form 10-Q (File No. 001-08895)	November 1, 2016
10.4	Executive Change in Control Severance Plan (as Amended and Restated as of May 6, 2016).*	Quarterly Report on Form 10-Q (File No. 001 08895)	November 1, 2016
10.5	2006 Performance Incentive Plan, as amended and restated.*	Annex 2 to HCP’s Proxy Statement (File No. 001‑08895)	March 10, 2009
10.5.1	Form of Employee 2006 Performance Incentive Plan Nonqualified Stock Option Agreement.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	May 1, 2012
10.6	Amended and Restated Healthpeak Properties, Inc. 2014 Performance Incentive Plan, as amended through October 24, 2019.*	Annual Report on Form 10-K (File No. 001-08895)	February 13, 2020
10.6.1	Form of 2014 Performance Incentive Plan Non-NEO Restricted Stock Unit Award Agreement (adopted 2014).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.6.2	Form of 2014 Performance Incentive Plan Non-NEO Option Agreement (adopted 2014).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.6.3	Form of 2014 Performance Incentive Plan NEO 3-Year LTIP RSU Agreement (adopted 2018).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 3, 2018
10.6.4	Form of 2014 Performance Incentive Plan NEO 3-Year LTIP RSU Agreement (adopted 2019).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 2, 2019
10.6.5	Form of 2014 Performance Incentive Plan NEO Retentive LTIP RSU Agreement (adopted 2018).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 3, 2018

10.6.6	Form of 2014 Performance Incentive Plan NEO Retentive LTIP RSU Agreement (adopted 2019).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 2, 2019
10.6.7	Form of 2014 Performance Incentive Plan Non-Employee Director RSU Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.7	Form of Directors and Officers Indemnification Agreement.*	Annual Report on Form 10‑K, as amended (File No. 001‑08895)	February 12, 2008
10.8	Amended and Restated Dividend Reinvestment and Stock Purchase Plan.	Registration Statement on Form S‑3 (Registration No. 333‑49746)	November 13, 2000
10.9	Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, dated as of January 20, 1999.	Annual Report on Form 10‑K (File No. 001‑ 08895)	March 29, 1999
10.9.1	Amendments No. 1-9 to Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, dated as of January 20, 1999.	Annual Report on Form 10-K (File No. 001-08895)	February 13, 2018
10.9.2	Tax Matters Amendment to Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, effective as of December 31, 2018.	Annual Report on Form 10-K (File No. 001-08895)	February 14, 2019
10.10	Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, dated as of August 17, 2001, as amended.	Current Report on Form 8‑K (File No. 001‑08895)	November 9, 2012
10.10.1	Tax Matters Amendment to Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, effective as of December 31, 2018.	Annual Report on Form 10-K (File No. 001-08895)	February 14, 2019
10.11	Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 2, 2003.	Quarterly Report on Form 10‑Q (File No. 001‑ 08895)	November 12, 2003
10.11.1	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of September 29, 2004.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 8, 2004
10.11.2	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 27, 2004.	Annual Report on Form 10‑K (File No. 001‑08895)	March 15, 2005
10.11.3
Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC and New Member Joinder Agreement, dated as of October 19, 2005, by and among Healthpeak, HCPI/Tennessee, LLC and A. Daniel Weyland.
		Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 1, 2005
10.11.4	Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, effective as of January 1, 2007.	Annual Report on Form 10‑K, as amended (File No. 001‑08895)	February 12, 2008
10.11.5	Tax Matters Amendment to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, effective as of December 31, 2018.	Annual Report on Form 10-K (File No. 001-08895)	February 14, 2019
10.12	Amended and Restated Limited Liability Company Agreement of HCP DR MCD, LLC, dated as of February 9, 2007.	Current Report on Form 8-K (File No. 001‑08895)	April 20, 2012
10.12.1	Tax Matters Amendment to Amended and Restated Limited Liability Company Agreement of HCP DR MCD, LLC, effective as of December 31, 2018.	Annual Report on Form 10-K (File No. 001-08895)	February 14, 2019
10.13	Amended and Restated Limited Liability Company Agreement of HCP DR California II, LLC, dated as of June 1, 2014.	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.13.1	Tax Matters Amendment to Amended and Restated Limited Liability Company Agreement of HCP DR California II, LLC, effective as of December 31, 2018.	Annual Report on Form 10-K (File No. 001-08895)	February 14, 2019

10.14	Amended and Restated Limited Liability Company Agreement of HCP DR California III, LLC, dated as of May 1, 2019.	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 1, 2019
10.15	Second Amended and Restated Limited Liability Company Agreement of SH DR California IV, LLC, dated as of July 18, 2019.	Quarterly Report on Form 10-Q (File No. 001‑08895)	October 31, 2019
10.16	Amended and Restated Credit Agreement, dated as of May 23, 2019, by and among Healthpeak, as borrower, the lenders referred to therein, and Bank of America, N.A., as administrative agent.	Current Report on Form 8‑K (File No. 001‑08895)	May 23, 2019
10.17	At-the-Market Equity Offering Sales Agreement, dated February 19, 2020, among Healthpeak and the sales agents, forward sellers and forward purchasers referred to therein.	Current Report on Form 8-K (File No. 001-08895)	February 19, 2020
21.1	Subsidiaries of the Company.†
23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.†
31.1	Certification by Thomas M. Herzog, Healthpeak’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a‑14(a).†
31.2	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a‑14(a).†
32.1	Certification by Thomas M. Herzog, Healthpeak’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a‑14(b) and 18 U.S.C. Section 1350.††
32.2	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a‑14(b) and 18 U.S.C. Section 1350.††
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	XBRL Taxonomy Extension Schema Document.†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101).
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
Dated: February 10, 2021

Healthpeak Properties, Inc. (Registrant)

/s/ THOMAS M. HERZOG
Thomas M. Herzog, Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS M. HERZOG	Chief Executive Officer	February 10, 2021
Thomas M. Herzog	(Principal Executive Officer), Director

/s/ PETER A. SCOTT	Executive Vice President and Chief Financial Officer	February 10, 2021
Peter A. Scott	(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON	Executive Vice President and Chief Accounting Officer	February 10, 2021
Shawn G. Johnston	(Principal Accounting Officer)

/s/ BRIAN G. CARTWRIGHT	Chairman of the Board	February 10, 2021
Brian G. Cartwright

/s/ CHRISTINE N. GARVEY	Director	February 10, 2021
Christine N. Garvey

/s/ R. KENT GRIFFIN, JR.	Director	February 10, 2021
R. Kent Griffin, Jr.

/s/ DAVID B. HENRY	Director	February 10, 2021
David B. Henry

/s/ LYDIA H. KENNARD	Director	February 10, 2021
Lydia H. Kennard

/s/ SARA GROOTWASSINK LEWIS	Director	February 10, 2021
Sara Grootwassink Lewis

/s/ KATHERINE M. SANDSTROM	Director	February 10, 2021
Katherine M. Sandstrom