Form 10-Q
period 2021-03-31
HEALTHPEAK PROPERTIES, INC.
filed 2021-05-05
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2021
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
(720) 428-5050
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of May 3, 2021, there were 538,930,065 shares of the registrant’s $1.00 par value common stock outstanding.

HEALTHPEAK PROPERTIES, INC.

Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Real estate:
Buildings and improvements	$11,149,249	$11,048,433
Development costs and construction in progress	642,879	613,182
Land	1,865,806	1,867,278
Accumulated depreciation and amortization	(2,508,986)	(2,409,135)
Net real estate	11,148,948	11,119,758
Net investment in direct financing leases	44,706	44,706
Loans receivable, net of reserves of $14,134 and $10,280	740,142	195,375
Investments in and advances to unconsolidated joint ventures	399,841	402,871
Accounts receivable, net of allowance of $3,884 and $3,994	38,879	42,269
Cash and cash equivalents	34,007	44,226
Restricted cash	68,033	67,206
Intangible assets, net	495,919	519,917
Assets held for sale and discontinued operations, net	1,374,507	2,626,306
Right-of-use asset, net	198,426	192,349
Other assets, net	650,518	665,106
Total assets	$15,193,926	$15,920,089
LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$1,038,150	$129,590
Term loan	249,243	249,182
Senior unsecured notes	4,255,697	5,697,586
Mortgage debt	219,959	221,621
Intangible liabilities, net	138,617	144,199
Liabilities related to assets held for sale and discontinued operations, net	328,167	415,737
Lease liability	184,425	179,895
Accounts payable, accrued liabilities, and other liabilities	697,040	763,391
Deferred revenue	765,946	774,316
Total liabilities	7,877,244	8,575,517
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 538,885,793 and 538,405,393 shares issued and outstanding	538,886	538,405
Additional paid-in capital	10,223,711	10,229,857
Cumulative dividends in excess of earnings	(3,994,562)	(3,976,232)
Accumulated other comprehensive income (loss)	(3,497)	(3,685)
Total stockholders’ equity	6,764,538	6,788,345
Joint venture partners	352,986	357,069
Non-managing member unitholders	199,158	199,158
Total noncontrolling interests	552,144	556,227
Total equity	7,316,682	7,344,572
Total liabilities and equity	$15,193,926	$15,920,089
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Rental and related revenues	$327,972	$282,317
Resident fees and services	116,128	91,780
Income from direct financing leases	2,163	3,269
Interest income	9,013	3,688
Total revenues	455,276	381,054
Costs and expenses:
Interest expense	46,843	55,691
Depreciation and amortization	157,538	125,112
Operating	181,761	237,377
General and administrative	24,902	22,349
Transaction costs	798	14,563
Impairments and loan loss reserves (recoveries), net	3,242	11,107
Total costs and expenses	415,084	466,199
Other income (expense):
Gain (loss) on sales of real estate, net	—	2,069
Gain (loss) on debt extinguishments	(164,292)	833
Other income (expense), net	2,200	210,653
Total other income (expense), net	(162,092)	213,555
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	(121,900)	128,410
Income tax benefit (expense)	(8)	29,868
Equity income (loss) from unconsolidated joint ventures	1,323	(11,146)
Income (loss) from continuing operations	(120,585)	147,132
Income (loss) from discontinued operations	270,008	135,408
Net income (loss)	149,423	282,540
Noncontrolling interests’ share in continuing operations	(3,306)	(3,463)
Noncontrolling interests’ share in discontinued operations	(329)	3
Net income (loss) attributable to Healthpeak Properties, Inc.	145,788	279,080
Participating securities’ share in earnings	(2,451)	(1,616)
Net income (loss) applicable to common shares	$143,337	$277,464

Basic earnings (loss) per common share:
Continuing operations	$(0.23)	$0.28
Discontinued operations	0.50	0.27
Net income (loss) applicable to common shares	$0.27	$0.55
Diluted earnings (loss) per common share:
Continuing operations	$(0.23)	$0.28
Discontinued operations	0.50	0.26
Net income (loss) applicable to common shares	$0.27	$0.54
Weighted average shares outstanding:
Basic	538,679	506,476
Diluted	538,679	515,045
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$149,423	$282,540
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	332	301
Change in Supplemental Executive Retirement Plan obligation and other	107	61
Reclassification adjustment realized in net income (loss)	(251)	—
Total other comprehensive income (loss)	188	362
Total comprehensive income (loss)	149,611	282,902
Total comprehensive (income) loss attributable to noncontrolling interests’ share in continuing operations	(3,306)	(3,463)
Total comprehensive (income) loss attributable to noncontrolling interests’ share in discontinued operations	(329)	3
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$145,976	$279,442
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)

For the three months ended March 31, 2021:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
January 1, 2021	538,405	$538,405	$10,229,857	$(3,976,232)	$(3,685)	$6,788,345	$556,227	$7,344,572
Net income (loss)	—	—	—	145,788	—	145,788	3,635	149,423
Other comprehensive income (loss)	—	—	—	—	188	188	—	188
Issuance of common stock	879	879	208	—	—	1,087	—	1,087
Repurchase of common stock	(398)	(398)	(11,767)	—	—	(12,165)	—	(12,165)
Amortization of stock-based compensation	—	—	5,413	—	—	5,413	—	5,413
Common dividends ($0.30 per share)	—	—	—	(164,118)	—	(164,118)	—	(164,118)
Distributions to noncontrolling interest	—	—	—	—	—	—	(7,718)	(7,718)
March 31, 2021	538,886	$538,886	$10,223,711	$(3,994,562)	$(3,497)	$6,764,538	$552,144	$7,316,682

For the three months ended March 31, 2020:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
December 31, 2019	505,222	$505,222	$9,183,892	$(3,601,199)	$(2,857)	$6,085,058	$582,416	$6,667,474
Impact of adoption of ASU No. 2016-13(1)	—	—	—	(1,524)	—	(1,524)	—	(1,524)
January 1, 2020	505,222	$505,222	$9,183,892	$(3,602,723)	$(2,857)	$6,083,534	$582,416	$6,665,950
Net income (loss)	—	—	—	279,080	—	279,080	3,460	282,540
Other comprehensive income (loss)	—	—	—	—	362	362	—	362
Issuance of common stock, net	33,104	33,104	1,031,518	—	—	1,064,622	—	1,064,622
Conversion of DownREIT units to common stock	23	23	486	—	—	509	(509)	—
Repurchase of common stock	(268)	(268)	(9,469)	—	—	(9,737)	—	(9,737)
Exercise of stock options	54	54	1,752	—	—	1,806	—	1,806
Amortization of stock-based compensation	—	—	4,832	—	—	4,832	—	4,832
Common dividends ($0.37 per share)	—	—	—	(188,500)	—	(188,500)	—	(188,500)
Distributions to noncontrolling interest	—	—	—	—	—	—	(8,432)	(8,432)
March 31, 2020	538,135	$538,135	$10,213,011	$(3,512,143)	$(2,495)	$7,236,508	$576,935	$7,813,443
_______________________________________
(1)On January 1, 2020, the Company adopted a series of Accounting Standards Updates (“ASUs”) related to accounting for credit losses and recognized the cumulative-effect of adoption to beginning retained earnings. Refer to Note 2 for a detailed impact of adoption.
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$149,423	$282,540
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate, in-place lease, and other intangibles	157,538	189,276
Amortization of stock-based compensation	4,364	4,832
Amortization of deferred financing costs	2,213	2,582
Straight-line rents	(9,135)	(6,229)
Amortization of nonrefundable entrance fees and above/below market lease intangibles	(23,764)	(15,943)
Equity loss (income) from unconsolidated joint ventures	(1,008)	11,979
Distributions of earnings from unconsolidated joint ventures	237	9,513
Loss (gain) on sale of real estate under direct financing leases	—	(41,707)
Deferred income tax expense (benefit)	(1,148)	(24,911)
Impairments and loan loss reserves (recoveries), net	3,242	39,123
Loss (gain) on debt extinguishments	164,292	(833)
Loss (gain) on sales of real estate, net	(259,662)	(164,869)
Loss (gain) upon change of control, net	(1,042)	(167,434)
Casualty-related loss (recoveries), net	859	—
Other non-cash items	(726)	502
Changes in:
Decrease (increase) in accounts receivable and other assets, net	11,567	(5,036)
Increase (decrease) in accounts payable, accrued liabilities, and deferred revenue	(74,524)	(18,343)
Net cash provided by (used in) operating activities	122,726	95,042
Cash flows from investing activities:
Acquisitions of real estate	(14,914)	(20,018)
Development, redevelopment, and other major improvements of real estate	(135,339)	(209,418)
Leasing costs, tenant improvements, and recurring capital expenditures	(20,710)	(21,791)
Proceeds from sales of real estate, net	937,492	419,381
Acquisition of CCRC Portfolio	—	(396,352)
Contributions to unconsolidated joint ventures	(5,924)	(1,722)
Distributions in excess of earnings from unconsolidated joint ventures	10,825	2,639
Proceeds from sales/principal repayments on debt investments and direct financing leases	—	84,336
Investments in loans receivable and other	(3,704)	(8,066)
Net cash provided by (used in) investing activities	767,726	(151,011)
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	3,437,200	2,025,600
Repayments under bank line of credit and commercial paper	(2,528,640)	(2,118,600)
Repayments and repurchase of debt, excluding bank line of credit and commercial paper	(1,491,754)	(5,338)
Payments for debt extinguishment and deferred financing costs	(158,011)	—
Issuance of common stock and exercise of options	1,087	1,066,428
Repurchase of common stock	(12,165)	(9,737)
Dividends paid on common stock	(164,118)	(188,500)
Distributions to and purchase of noncontrolling interests	(7,718)	(8,432)
Net cash provided by (used in) financing activities	(924,119)	761,421
Effect of foreign exchanges on cash, cash equivalents and restricted cash	—	(10)
Net increase (decrease) in cash, cash equivalents and restricted cash	(33,667)	705,442
Cash, cash equivalents and restricted cash, beginning of period	181,685	184,657
Cash, cash equivalents and restricted cash, end of period	$148,018	$890,099
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
The Company’s corporate headquarters are in Denver, Colorado and it has additional offices in Irvine, California and Franklin, Tennessee.
Senior Housing Triple-Net and Senior Housing Operating Portfolio Dispositions
During 2020, the Company established and began executing a plan to dispose of its senior housing triple-net and Senior Housing Operating (“SHOP”) properties. As of December 31, 2020, the Company concluded the planned dispositions represented a strategic shift that has and will have a major effect on the Company’s operations and financial results. Therefore, assets meeting the held for sale criteria on or before March 31, 2021 are classified as discontinued operations in all periods presented herein. See Note 5 for further information.
COVID-19 Update
While the Coronavirus (“COVID-19”) continues to evolve daily and its ultimate outcome is uncertain, it has caused significant disruption to individuals, governments, financial markets, and businesses, including the Company. Global health concerns and increased efforts to reduce the spread of the COVID-19 pandemic prompted federal, state, and local governments to restrict normal daily activities, and resulted in travel bans, quarantines, school closings, “shelter-in-place” orders requiring individuals to remain in their homes other than to conduct essential services or activities, as well as business limitations and shutdowns, which resulted in closure of many businesses deemed to be non-essential. Although most of these restrictions have since been lifted or scaled back, certain restrictions remain in place or have been re-imposed and any future surges of COVID-19 may lead to other restrictions being re-implemented in response to efforts to reduce the spread. In addition, the Company’s tenants, operators and borrowers have faced significant cost increases as a result of increased health and safety measures, including increased staffing demands for patient care and sanitation, as well as increased usage and inventory of critical medical supplies and personal protective equipment. These health and safety measures, which have been in place since the onset of the pandemic, continue to place a substantial strain on the business operations of many of the Company’s tenants, operators, and borrowers. The Company evaluated the impacts of COVID-19 on its business thus far and incorporated information concerning the impact of COVID-19 into its assessments of liquidity, impairments, and collectibility from tenants, residents, and borrowers as of March 31, 2021. The Company will continue to monitor such impacts and will adjust its estimates and assumptions based on the best available information.
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

The consolidated financial statements include the accounts of Healthpeak Properties, Inc., its wholly-owned subsidiaries, joint ventures (“JVs”), and variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations, and cash flows have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).
Government Grant Income
On March 27, 2020, the federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide financial aid to individuals, businesses, and state and local governments. During the three months ended March 31, 2021, the Company received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the COVID-19 pandemic. Grant income is recognized when there is reasonable assurance that the grant will be received and the Company will comply with all conditions attached to the grant. Additionally, grants are recognized over the periods in which the Company recognizes the increased expenses and lost revenue the grants are intended to defray. As of March 31, 2021, the amount of qualifying expenditures and lost revenue exceeded grant income recognized and the Company had complied or will continue to comply with all grant conditions.
The following table summarizes information related to government grant income received and recognized by the Company (in thousands):

	Three Months Ended March 31,
	2021	2020
Government grant income recorded in other income (expense), net	$1,310	$—
Government grant income recorded in equity income (loss) from unconsolidated joint ventures	426	—
Government grant income recorded in income (loss) from discontinued operations	3,232	—
Total government grants received	$4,968	$—
Recent Accounting Pronouncements
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
As a result of adopting ASU 2016-13 on January 1, 2020 using the modified retrospective transition approach, the Company recognized a cumulative-effect adjustment to equity of $2 million as of January 1, 2020. Under ASU 2016-13, the Company began using a loss model that relies on future expected credit losses, rather than incurred losses, as was required under historical GAAP. Under the new model, the Company is required to recognize future credit losses expected to be incurred over the life of its finance receivables, including loans receivable, direct financing leases (“DFLs”), and certain accounts receivable, at inception of those instruments. The model emphasizes historical experience and future market expectations to determine a loss to be recognized at inception. However, the model continues to be applied on an individual basis and rely on counter-party specific information to ensure the most accurate estimate is recognized. The Company reassesses its reserves on finance receivables at each balance sheet date to determine if an adjustment to the previous reserve is necessary.

Accounting for Lease Concessions Related to COVID-19. In April 2020, the FASB staff issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under ASC 842, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. During the year ended December 31, 2020, the Company provided rent deferrals (to be repaid before the end of 2020) to certain tenants in its life science and medical office segments that were impacted by COVID-19 (discussed in further detail in Note 6). No such rent deferrals were provided to tenants during the three months ended March 31, 2021 and 2020. As it relates to these deferrals, the Company elected to not assess them on a lease-by-lease basis and to continue recognizing rent revenue on a straight-line basis.
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
As agreed to by the Company and Brookdale under the 2019 MTCA, in December 2020, the Company terminated the triple-net lease related to one property and converted it to a structure permitted by the Housing and Economic Recovery Act of 2008, and includes most of the provisions previously proposed in the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”). The 24 assets under the 2019 Amended Master Lease were sold in January 2021 (see Note 5).

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
NOTE 4.  Real Estate Transactions

2021 Real Estate Investments
South San Francisco Land Site Acquisition
In October 2020, the Company executed a definitive agreement to acquire approximately 12 acres of land for $128 million. The acquisition site is located in South San Francisco, California, adjacent to two sites currently held by the Company as land for future development. The Company paid a $10 million nonrefundable deposit upon completing due diligence in November 2020. The first phase, with a purchase price of $61 million, closed in April 2021.
Westview Medical Plaza Acquisition
In February 2021, the Company acquired one medical office building (“MOB”) in Nashville, Tennessee for $13 million.
Pinnacle at Ridgegate Acquisition
In April 2021, the Company acquired one MOB in Denver, Colorado for $38 million.
MOB Portfolio Acquisition
In April 2021, the Company acquired 14 MOBs for $371 million (the “MOB Portfolio”). In conjunction with the acquisition, the Company issued $142 million of secured mortgage debt.
2020 Real Estate Investments
The Post Acquisition
In April 2020, the Company acquired a life science campus in Waltham, Massachusetts for $320 million.
Scottsdale Gateway Acquisition
In July 2020, the Company acquired one MOB in Scottsdale, Arizona for $27 million.
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
Waldwick JV Interest Purchase
In October 2020, the Company acquired the remaining 15% equity interest of a senior housing joint venture structure (which owned one senior housing facility), in which the Company previously held an unconsolidated equity investment, for $4 million. Subsequent to acquisition, the Company owned 100% of the equity, began consolidating the facility, and recognized a gain upon change of control of $6 million, which is recorded in other income (expense), net within income (loss) from discontinued operations. In December 2020, the Company sold the property as part of the Atria SHOP Portfolio disposition (see Note 5).
MBK JV Dissolution
In November 2020, as part of the dissolution of a senior housing joint venture, the Company was distributed one property, one land parcel, and $11 million in cash. Upon consolidating the property and land parcel at the time of distribution, the Company recognized a loss upon change of control of $16 million, which is recorded in other income (expense), net within income (loss) from discontinued operations. In conjunction with the distribution of the property, the Company assumed $36 million of secured mortgage debt, which was recorded at its fair value through asset acquisition accounting. The property is classified as discontinued operations as of March 31, 2021.
Other Real Estate Acquisitions
In December 2020, the Company acquired one hospital in Dallas, Texas for $34 million.
Development Activities
The Company’s commitments related to development and redevelopment projects increased by $9 million, to $315 million at March 31, 2021, when compared to December 31, 2020, primarily as a result of increased commitments on existing projects and new projects started during the first quarter of 2021.
In March 2021, management reviewed the estimated useful lives of certain Life Science properties in connection with future plans of densification and related demolition. These changes in the planned use of the properties resulted in the Company updating their estimated useful lives, which differ from the Company’s previous estimates. The estimated useful lives of these assets was reduced from a weighted average remaining useful life of 15 years to 6 years to reflect the timing of the planned demolitions. This change in estimate increased depreciation expense by $3 million in the current quarter, resulting in a corresponding decrease to income (loss) from continuing operations and net income (loss) as well as a decrease of approximately $0.01 to basic and diluted earnings per share for the three months ended March 31, 2021.
NOTE 5.  Dispositions of Real Estate and Discontinued Operations
2021 Dispositions of Real Estate
Sunrise Senior Housing Portfolio
In January 2021, the Company sold a portfolio of 32 SHOP assets (the “Sunrise Senior Housing Portfolio”) for $664 million, resulting in an immaterial loss on sale, which is recognized in income (loss) from discontinued operations, and provided the buyer with: (i) financing of $410 million and (ii) a commitment to finance up to $92 million of additional debt for capital expenditures, none of which has been funded as of March 31, 2021 (see Note 7). Under the Company’s definitive agreement, there are two remaining senior housing triple-net assets that are expected to be sold during the remainder of 2021, upon completion of the license transfer process.
Brookdale Triple-Net Portfolio
In January 2021, the Company sold 24 senior housing assets in a triple-net lease with Brookdale for $510 million, resulting in total gain on sale of $169 million, which is recognized in income (loss) from discontinued operations.
Additional SHOP Portfolio
In January 2021, the Company sold a portfolio of 16 SHOP assets for $230 million, resulting in total gain on sale of $59 million, which is recognized in income (loss) from discontinued operations, and provided the buyer with financing of $150 million (see Note 7).

HRA Triple-Net Portfolio
In February 2021, the Company sold eight senior housing assets in a triple-net lease with Harbor Retirement Associates for $132 million, resulting in total gain on sale of $33 million, which is recognized in income (loss) from discontinued operations.
2021 Other Dispositions
In addition to the sales discussed above, during the three months ended March 31, 2021, the Company sold one SHOP asset for $5 million, resulting in an immaterial gain on sale, which is recognized in income (loss) from discontinued operations.
SLC SHOP Portfolio
In October 2020, the Company entered into a definitive agreement to sell seven SHOP assets for $115 million. The Company received a $3 million nonrefundable deposit and expects to close the transaction during the remainder of 2021.
Oakmont SHOP Portfolio
In April 2021, the Company sold a portfolio of 12 SHOP assets for $564 million.
Discovery SHOP Portfolio
In April 2021, the Company sold a portfolio of 10 SHOP assets for $334 million. Also included in this transaction was the sale of two mezzanine loans and two preferred equity investments for $21 million (collectively, “the Discovery SHOP Portfolio”).
Sonata SHOP Portfolio
In April 2021, the Company sold a portfolio of five SHOP assets for $64 million.
Other Subsequent Dispositions
In April 2021, the Company sold two SHOP assets for $13 million, two senior housing triple-net assets for $7 million, and one MOB for $10 million.
2020 Dispositions of Real Estate
During the three months ended March 31, 2020, the Company sold 7 SHOP assets for $36 million and 18 senior housing triple-net assets for $385 million (representative of the 18 facilities sold to Brookdale under the 2019 MTCA - see Note 3), resulting in total gain on sales of $165 million, which is recognized in income (loss) from discontinued operations.
Aegis NNN Portfolio
In December 2020, the Company sold 10 senior housing triple-net assets (the “Aegis NNN Portfolio”) for $358 million, resulting in total gain on sale of $228 million, which is recognized in income (loss) from discontinued operations.
Atria SHOP Portfolio
In December 2020, the Company sold 12 SHOP assets (the “Atria SHOP Portfolio”) for $312 million, resulting in total gain on sale of $39 million, which is recognized in income (loss) from discontinued operations. The Company provided the buyer with financing of $61 million on four of the assets sold (see Note 7).
2020 Other Dispositions
In addition to the sales discussed above, during the year ended December 31, 2020, the Company sold the following: (i) 23 SHOP assets for $190 million, (ii) 21 senior housing triple-net assets for $428 million (inclusive of the 18 facilities sold to Brookdale under the 2019 MTCA - see Note 3), (iii) 11 MOBs for $136 million (inclusive of the exercise of a purchase option by a tenant to acquire 3 MOBs in San Diego, California), (iv) 2 MOB land parcels for $3 million, and (v) 1 asset from other non-reportable segments for $1 million, resulting in total gain on sales of $283 million ($193 million of which is reported in income (loss) from discontinued operations).
Held for Sale and Discontinued Operations
At March 31, 2021, 9 senior housing triple-net facilities, 8 MOBs, 48 SHOP facilities, and 1 SHOP joint venture were classified as held for sale and/or discontinued operations.
At December 31, 2020, 41 senior housing triple-net facilities, 6 MOBs, 97 SHOP facilities, and 1 SHOP joint venture were classified as held for sale and/or discontinued operations.
During 2020, the Company established and began executing a plan to dispose of its senior housing triple-net and SHOP properties. As of December 31, 2020, the Company concluded the planned dispositions represented a strategic shift that has and will have a major effect on the Company’s operations and financial results. Therefore, assets meeting the held for sale criteria on or before March 31, 2021 are classified as discontinued operations in all periods presented herein.

The following summarizes the assets and liabilities classified as discontinued operations at March 31, 2021 and December 31, 2020, which are included in assets held for sale and discontinued operations, net and liabilities related to assets held for sale and discontinued operations, net, respectively, on the consolidated balance sheets (in thousands):

	March 31, 2021	December 31, 2020
ASSETS
Real estate:
Buildings and improvements	$1,174,263	$2,553,254
Development costs and construction in progress	11,136	21,509
Land	201,699	355,803
Accumulated depreciation and amortization	(221,246)	(615,708)
Net real estate	1,165,852	2,314,858
Investments in and advances to unconsolidated joint ventures	5,776	5,842
Accounts receivable, net of allowance of $5,132 and $5,873	13,976	20,500
Cash and cash equivalents	40,161	53,085
Restricted cash	5,817	17,168
Intangible assets, net	8,539	24,541
Right-of-use asset, net	937	4,109
Other assets, net(1)	43,224	103,965
Total assets of discontinued operations, net	1,284,282	2,544,068
Total medical office assets held for sale, net(2)	90,225	82,238
Assets held for sale and discontinued operations, net	$1,374,507	$2,626,306
LIABILITIES
Mortgage debt	278,172	318,876
Lease liability	935	3,189
Accounts payable, accrued liabilities, and other liabilities	41,977	79,411
Deferred revenue	3,985	11,442
Total liabilities of discontinued operations, net	325,069	412,918
Total liabilities related to medical office assets held for sale, net(2)	3,098	2,819
Liabilities related to assets held for sale and discontinued operations, net	$328,167	$415,737
_______________________________________
(1)Includes goodwill of $29 million as of March 31, 2021 and December 31, 2020.
(2)Primarily comprised of eight MOBs with net real estate assets of $81 million and deferred revenue of $2 million as of March 31, 2021 and six MOBs with net estate assets of $73 million and deferred revenue of $2 million as of December 31, 2020.

The results of discontinued operations through March 31, 2021, or the disposal date of each asset or portfolio of assets if they have been sold, are included in the consolidated results for the three months ended March 31, 2021 and 2020. Summarized financial information for discontinued operations for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues:
Rental and related revenues	$5,228	$32,371
Resident fees and services	72,998	171,726
Total revenues	78,226	204,097
Costs and expenses:
Interest expense	2,676	2,685
Depreciation and amortization	—	64,164
Operating	71,519	138,637
Transaction costs	76	285
Impairments and loan loss reserves (recoveries), net	—	28,016
Total costs and expenses	74,271	233,787
Other income (expense):
Gain (loss) on sales of real estate, net	259,662	162,800
Other income (expense), net	5,885	(45)
Total other income (expense), net	265,547	162,755
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	269,502	133,065
Income tax benefit (expense)	821	3,176
Equity income (loss) from unconsolidated joint ventures	(315)	(833)
Income (loss) from discontinued operations	$270,008	$135,408
Impairments of Real Estate
2021
During the three months ended March 31, 2021, the Company did not recognize any impairment charges.
2020
During the three months ended March 31, 2020, the Company recognized an aggregate impairment charge of $31 million ($28 million of which is reported in income (loss) from discontinued operations) related to 15 SHOP assets, 2 senior housing triple-net assets, and 2 MOBs as a result of being classified as held for sale and wrote down their aggregate carrying value of $200 million to their aggregate fair value, less estimated costs to sell, of $169 million.
The fair value of the impaired assets was based on forecasted sales prices, which are considered to be Level 3 measurements within the fair value hierarchy. Forecasted sales prices were determined using an income approach and/or a market approach (comparable sales model), which rely on certain assumptions by management, including: (i) market capitalization rates, (ii) comparable market transactions, (iii) estimated prices per unit, (iv) negotiations with prospective buyers, and (v) forecasted cash flow streams (lease revenue rates, expense rates, growth rates, etc.). There are inherent uncertainties in making these assumptions. For the Company’s impairment calculations during and as of the three months ended March 31, 2020, the Company estimated the fair value of each asset using either (i) market capitalization rates ranging from 7.16% to 9.92%, with a weighted average rate of 9.32% or (ii) prices per unit ranging from $38,000 to $95,000, with a weighted average price of $68,000.
Deferred Tax Asset Valuation Allowance
In conjunction with the Company establishing a plan during the year ended December 31, 2020 to dispose of all its SHOP assets and classifying such assets as discontinued operations, the Company concluded it was more likely than not that it would no longer realize the future value of certain deferred tax assets generated by the net operating losses of its taxable REIT subsidiary entities. Accordingly, the Company recognized a deferred tax asset valuation allowance of $33 million as of December 31, 2020.
As of March 31, 2021, the Company had a deferred tax asset valuation allowance of $35 million.

NOTE 6.  Leases

Lease Income
The following table summarizes the Company’s lease income, excluding discontinued operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Fixed income from operating leases	$262,937	$226,226
Variable income from operating leases	65,035	56,091
Interest income from direct financing leases	2,163	3,269
Direct Financing Leases
Net investment in DFLs consists of the following (dollars in thousands):

	March 31, 2021	December 31, 2020
Present value of minimum lease payments receivable	$7,758	$9,804
Present value of estimated residual value	44,706	44,706
Less deferred selling profits	(7,758)	(9,804)
Net investment in direct financing leases	$44,706	$44,706
Properties subject to direct financing leases	1	1
Direct Financing Lease Internal Ratings
At March 31, 2021, the Company had one hospital under a DFL with a carrying amount of $45 million and an internal rating of performing.
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
Lease Costs
The following table provides supplemental cash flow information regarding the Company’s leases for which it is the lessee, such as ground leases (dollars in thousands):

	Three Months Ended March 31,
Supplemental Cash Flow Information:	2021	2020
Right-of-use asset obtained in exchange for new lease liability:
Operating leases	$5,020	$—
COVID-19 Rent Deferrals
During the second and third quarters of 2020, the Company agreed to defer rent from certain tenants in the medical office segment, with the requirement that all deferred rent be repaid by the end of 2020. Under this program, through December 31, 2020, approximately $6 million of rent was deferred for the medical office segment, all of which had been collected as of December 31, 2020.
Additionally, through December 31, 2020, the Company granted approximately $1 million of rent deferrals to certain tenants in the life science segment, all of which had been collected as of December 31, 2020.
No such deferrals were granted during the three months ended March 31, 2021 and 2020.
The rent deferrals granted do not impact the pattern of revenue recognition or amount of revenue recognized (refer to Note 2 for additional information).

NOTE 7.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	March 31, 2021	December 31, 2020
Secured loans(1)	$724,389	$161,530
Mezzanine and other	44,513	44,347
Unamortized discounts, fees, and costs	(14,626)	(222)
Reserve for loan losses	(14,134)	(10,280)
Loans receivable, net	$740,142	$195,375
_______________________________________
(1)At March 31, 2021, the Company had $100 million remaining of commitments to fund senior housing redevelopment and capital expenditure projects. At December 31, 2020, the Company had $11 million remaining of commitments to fund senior housing redevelopment and capital expenditure projects.
2021 Loans Receivable Transactions
In April 2021, the Company sold two mezzanine loans for carrying value as part of the Discovery SHOP Portfolio disposition (see Note 5).
2020 Loans Receivable Transactions
For certain residents that qualify, CCRCs may offer to lend residents the necessary funds to satisfy the entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. The loans are due upon sale of the previous residence. Upon completing the CCRC Acquisition (see Note 3) in January 2020, the Company began consolidating 13 CCRCs, which held approximately $30 million of such notes receivable from various community residents at the time of acquisition. At March 31, 2021 and December 31, 2020, the Company held $24 million and $23 million of such receivables, respectively, which are included in mezzanine and other in the table above.
In November 2020, the Company sold one mezzanine loan with a $10 million principal balance for $8 million, resulting in a $2 million loss recognized in impairments and loan loss reserves (recoveries), net.
In December 2020, the Company sold one secured loan with a $115 million principal balance for $109 million, resulting in a $6 million loss recognized in impairments and loan loss reserves (recoveries), net.
SHOP Seller Financing
In conjunction with the sale of 32 SHOP facilities in the Sunrise Senior Housing Portfolio for $664 million in January 2021 (see Note 5), the Company provided the buyer with initial financing of $410 million. The remainder of the sales price was received in cash at the time of sale. Additionally, the Company agreed to provide up to $92 million of additional financing for capital expenditures (up to 65% of the estimated cost of capital expenditures), none of which has been funded as of March 31, 2021. The initial and additional financing is secured by the buyer's equity ownership in each property.
In conjunction with the sale of 16 additional SHOP facilities for $230 million in January 2021 (see Note 5), the Company provided the buyer with financing of $150 million. The remainder of the sales price was received in cash at the time of sale. The financing is secured by the buyer's equity ownership in each property.
In December 2020, in conjunction with the sale of 4 of the 12 SHOP facilities in the Atria SHOP Portfolio for $94 million (see Note 5), the Company provided the buyer with financing of $61 million. The remainder of the sales price was received in cash at the time of sale. The financing is secured by the buyer's equity ownership in the four properties.
During the three months ended March 31, 2021, the Company reduced the consideration and reported gain on sales of real estate and recognized a mark-to-market discount of $16 million for certain transactions with seller financing. The Company’s discount is based on the difference between the stated interest rates (ranging from 3.50% to 4.50%) and corresponding prevailing market rates of approximately 5.25% as of the transaction dates. The discount is recognized as interest income over the term of the discounted loans (ranging from one to three years) using the effective interest rate method. During the three months ended March 31, 2021, the Company recognized $2 million of non-cash interest income related to the amortization of its mark-to-market discounts. The Company did not recognize any non-cash interest income associated with seller financing notes receivable during the three months ended March 31, 2020.

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
The following table summarizes, by year of origination, the Company’s internal ratings for loans receivable, net of unamortized discounts, fees, and costs and reserves for loan losses, as of March 31, 2021 (dollars in thousands):

Investment Type	Year of Origination						Total
	2021	2020	2019	2018	2017	Prior
Secured loans
Risk rating:
Performing loans	$543,310	$96,665	$63,381	$—	$—	$—	$703,356
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total secured loans	$543,310	$96,665	$63,381	$—	$—	$—	$703,356
Mezzanine and other
Risk rating:
Performing loans	$12,274	$12,113	$10,535	$—	$—	$—	$34,922
Watch list loans	—	—	—	—	—	1,864	1,864
Workout loans	—	—	—	—	—	—	—
Total mezzanine and other	$12,274	$12,113	$10,535	$—	$—	$1,864	$36,786
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

The following table summarizes the Company’s reserve for loan losses (in thousands):

	March 31, 2021			December 31, 2020
	Secured Loans	Mezzanine and Other	Total	Secured Loans	Mezzanine and Other	Total
Reserve for loan losses, beginning of period	$3,152	$7,128	$10,280	$—	$—	$—
Cumulative-effect of adopting of ASU 2016-13 to beginning retained earnings	—	—	—	513	907	1,420
Provision for expected loan losses	2,740	1,114	3,854	2,639	6,221	8,860
Reserve for loan losses, end of period	$5,892	$8,242	$14,134	$3,152	$7,128	$10,280
Additionally, at March 31, 2021 and December 31, 2020, a liability of $0.4 million and $1 million, respectively, related to expected credit losses for unfunded loan commitments was included in accounts payable, accrued liabilities, and other liabilities.
Credit loss expenses and recoveries are recorded in impairments and loan loss reserves (recoveries), net. During the three months ended March 31, 2021 and 2020, the net credit loss expense was $3 million and $8 million, respectively. The change in the provision for expected loan losses during the three months ended March 31, 2021 is primarily due to new seller financing.
NOTE 8.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method, excluding investments classified as discontinued operations (dollars in thousands):

				Carrying Amount
				March 31,	December 31,
Entity(1)(2)	Segment	Property Count(3)	Ownership %(3)	2021	2020
SWF SH JV(4)	Other	19	54	$349,804	$357,581
Life Science JV(5)	Life science	1	49	24,786	24,879
Medical Office JVs(6)	Medical office	3	20 - 67	9,613	9,673
Other JVs(7)	Other	—	41 - 47	9,157	9,157
CCRC JV(8)	CCRC	2	49	6,481	1,581
				$399,841	$402,871
_______________________________________
(1)These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)Excludes the Otay Ranch JV (90% ownership percentage), which is classified as discontinued operations and had an aggregate carrying value of $6 million at March 31, 2021 and December 31, 2020 (see Note 5). In April 2021, the Company sold its share of the SHOP property in the Otay Ranch JV for $32 million.
(3)Property count and ownership percentage are as of March 31, 2021.
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
(7)Includes two unconsolidated other joint ventures (and the Company’s ownership percentage): (i) Discovery Naples JV (41%) and (ii) Discovery Sarasota JV (47%). The Discovery Naples JV and Discovery Sarasota JV are joint ventures that have developed or are developing senior housing facilities and the Company’s investments in those joint ventures are preferred equity investments earning a 10% per annum fixed-rate return. In April 2021, the Company sold these two preferred equity investments for carrying value as part of the Discovery SHOP Portfolio disposition (see Note 5).
(8)See Note 3 for discussion of the 2019 MTCA with Brookdale, including the acquisition of Brookdale’s interest in 13 of the 15 communities in the CCRC JV in January 2020.

NOTE 9.  Intangibles

Intangible assets primarily consist of lease-up intangibles and above market tenant lease intangibles. The following table summarizes the Company’s intangible lease assets (dollars in thousands):

Intangible lease assets	March 31, 2021	December 31, 2020
Gross intangible lease assets	$758,424	$761,328
Accumulated depreciation and amortization	(262,505)	(241,411)
Intangible assets, net(1)	$495,919	$519,917

Weighted average remaining amortization period in years	6	5
_______________________________________
(1)Excludes intangible assets reported in assets held for sale and discontinued operations, net of $9 million and $25 million as of March 31, 2021 and December 31, 2020, respectively.
Intangible liabilities consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (dollars in thousands):

Intangible lease liabilities	March 31, 2021	December 31, 2020
Gross intangible lease liabilities	$193,140	$194,565
Accumulated depreciation and amortization	(54,523)	(50,366)
Intangible liabilities, net	$138,617	$144,199

Weighted average remaining amortization period in years	8	8
During the three months ended March 31, 2021, in conjunction with the Company’s acquisitions of real estate, the Company acquired intangible assets of $1 million and intangible liabilities of $0.2 million. The intangible assets and liabilities acquired each had a weighted average amortization period at acquisition of 4 years.
During the year ended December 31, 2020, in conjunction with the Company’s acquisitions of real estate, the Company acquired intangible assets of $352 million and intangible liabilities of $83 million. The intangible assets and intangible liabilities acquired had a weighted average amortization period at acquisition of 7 years and 9 years, respectively.
NOTE 10.  Debt

Bank Line of Credit and Term Loan
On May 23, 2019, the Company executed a $2.5 billion unsecured revolving line of credit facility (the “Revolving Facility”), which matures on May 23, 2023 and contains two six-month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at LIBOR plus a margin that depends on credit ratings of the Company’s senior unsecured long-term debt. The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on those credit ratings at March 31, 2021, the margin on the Revolving Facility was 0.83% and the facility fee was 0.15%. At March 31, 2021, the Company had $110 million outstanding under the Revolving Facility, with a weighted average interest rate of 1.23%.
In May 2019, the Company also entered into a $250 million unsecured term loan facility, which the Company fully drew down during the second quarter of 2019 (the “2019 Term Loan” and, together with the Revolving Facility, the “Facilities”). The 2019 Term Loan matures on May 23, 2024. Based on credit ratings for the Company’s senior unsecured long-term debt at March 31, 2021, the 2019 Term Loan accrues interest at a rate of LIBOR plus 0.90%, with a weighted average effective interest rate of 1.10%.

The Facilities include a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. The Facilities also contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.0 billion. At March 31, 2021, the Company believes it was in compliance with each of these restrictions and requirements of the Facilities.
Commercial Paper Program
In September 2019, the Company established an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, unsecured short-term debt securities with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time, with the maximum aggregate face or principal amount outstanding at any one time not exceeding $1.0 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company uses its Revolving Facility as a liquidity backstop for the repayment of unsecured short-term debt securities issued under the Commercial Paper Program. At March 31, 2021, the Company had $928 million of securities outstanding under the Commercial Paper Program, with original maturities of one month and a weighted average interest rate of 0.26%. At December 31, 2020, the Company had $130 million of securities outstanding under the Commercial Paper Program, with original maturities of one month and a weighted average interest rate of 0.30%.
In April 2021, the Company increased the maximum aggregate face or principal amount outstanding at any one time for the Commercial Paper Program from $1.0 billion to $1.25 billion.
Senior Unsecured Notes
At March 31, 2021, the Company had senior unsecured notes outstanding with an aggregate principal balance of $4.30 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at March 31, 2021.
During the three months ended March 31, 2021, the Company had no senior unsecured note issuances.
The following table summarizes the Company’s senior unsecured notes repurchases and redemptions during the three months ended March 31, 2021 (dollars in thousands):

Payoff Date(1)	Amount	Coupon Rate	Maturity Year
January 28, 2021	$112,000	4.25%	2023
January 28, 2021	$201,000	4.20%	2024
January 28, 2021	$469,000	3.88%	2024
February 26, 2021	$188,000	4.25%	2023
February 26, 2021	$149,000	4.20%	2024
February 26, 2021	$331,000	3.88%	2024
_______________________________________
(1)Upon completing the repurchases and redemptions of all outstanding 4.25%, 4.20%, and 3.88% senior unsecured notes due in 2023 and 2024, the Company recognized a $164 million loss on debt extinguishment.
On May 4, 2021, the Company announced the commencement of tender offers to purchase up to an aggregate principal amount of $550 million for cash, targeting (i) $250 million of the Company’s 3.40% senior unsecured notes due in 2025 and (ii) $300 million of the Company’s 4.00% senior unsecured notes due in 2025.
The following table summarizes the Company’s senior unsecured notes issuances during the year ended December 31, 2020 (dollars in thousands):

Issue Date	Amount	Coupon Rate	Maturity Year
Year ended December 31, 2020:
June 23, 2020	$600,000	2.88%	2031

The following table summarizes the Company’s senior unsecured notes repurchases and redemptions during the year ended December 31, 2020 (dollars in thousands):

Payoff Date	Amount	Coupon Rate	Maturity Year
Year ended December 31, 2020:
July 9, 2020(1)	$300,000	3.15%	2022
June 24, 2020(2)	$250,000	4.25%	2023
_______________________________________
(1)Upon completing the redemption of all outstanding 3.15% senior unsecured notes due in 2022, the Company recognized an $18 million loss on debt extinguishment.
(2)Upon repurchasing a portion of the 4.25% senior unsecured notes due in 2023, the Company recognized a $26 million loss on debt extinguishment.
Mortgage Debt
At March 31, 2021 and December 31, 2020, the Company had $215 million and $217 million, respectively, in aggregate principal of mortgage debt outstanding (excluding mortgage debt on assets held for sale and discontinued operations), which is secured by six healthcare facilities, with an aggregate carrying value of $511 million and $517 million, respectively.
Mortgage debt generally requires monthly principal and interest payments, is collateralized by real estate assets, and is non-recourse. Mortgage debt typically restricts transfer of the encumbered assets, prohibits additional liens, restricts prepayment, requires payment of real estate taxes, requires maintenance of the assets in good condition, requires insurance on the assets, and includes conditions to obtain lender consent to enter into or terminate material leases. Some of the mortgage debt may require tenants or operators to maintain compliance with the applicable leases or operating agreements of such real estate assets.
During the three months ended March 31, 2021 and 2020, the Company made aggregate principal repayments of mortgage debt of $42 million and $5 million, respectively. The amount of repayments during the three months ended March 31, 2021 includes the repayment of $39 million of variable rate secured debt on two SHOP assets classified as discontinued operations and $1 million of scheduled repayments on mortgage debt classified as discontinued operations. During the three months ended March 31, 2020, $4 million of the repayments were associated with mortgage debt classified as discontinued operations.
In April 2021, in conjunction with the acquisition of the MOB Portfolio, the Company issued $142 million of secured mortgage debt (see Note 4).
In conjunction with the sale of the Aegis NNN Portfolio (see Note 5) in December 2020, the Company repaid $6 million of variable rate secured mortgage debt on one SHOP asset classified as discontinued operations as of December 31, 2020.
In November 2020, upon consolidating one property as part of a joint venture dissolution, the Company assumed $36 million of secured mortgage debt (classified as liabilities related to assets held for sale and discontinued operations, net) maturing in 2025 (see Note 4).

Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at March 31, 2021 (in thousands):

				Senior Unsecured Notes(2)		Mortgage Debt(3)
Year	Bank Line of Credit	Commercial Paper(1)	Term Loan	Amount	Interest Rate	Amount	Interest Rate	Total
2021 (nine months)	$—	$—	$—	$—	—%	$11,572	4.86%	$11,572
2022	—	—	—	—	—%	4,843	3.80%	4,843
2023	110,000	928,150	—	—	—%	89,874	3.80%	1,128,024
2024	—	—	250,000	—	—%	3,050	3.80%	253,050
2025	—	—	—	1,350,000	3.93%	3,209	3.80%	1,353,209
Thereafter	—	—	—	2,950,000	3.68%	102,789	3.54%	3,052,789
	110,000	928,150	250,000	4,300,000		215,337		5,803,487
(Discounts), premium and debt costs, net	—	—	(757)	(44,303)		4,622		(40,438)
	110,000	928,150	249,243	4,255,697		219,959		5,763,049
Debt on assets held for sale and discontinued operations(4)	—	—	—	—		278,172		278,172
	$110,000	$928,150	$249,243	$4,255,697		$498,131		$6,041,221
_______________________________________
(1)Commercial Paper Program borrowings are backstopped by the Revolving Facility. As such, we calculate the weighted average remaining term of our Commercial Paper Program borrowings using the maturity date of our Revolving Facility.
(2)Effective interest rates on the senior notes range from 3.10% to 6.91% with a weighted average effective interest rate of 3.77% and a weighted average maturity of 8 years.
(3)Excluding mortgage debt on assets classified as held for sale and discontinued operations, effective interest rates on the mortgage debt range from 3.42% to 5.91% with a weighted average effective interest rate of 3.73% and a weighted average maturity of 4 years.
(4)Represents mortgage debt on assets held for sale and discontinued operations with interest rates ranging from 3.45% to 5.88% that mature between 2025 and 2044.
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
Class Action. On May 9, 2016, a purported stockholder of the Company filed a putative class action complaint, Boynton Beach Firefighters’ Pension Fund v. HCP, Inc., et al., Case No. 3:16-cv-01106-JJH, in the U.S. District Court for the Northern District of Ohio against the Company, certain of its officers, HCR ManorCare, Inc. (“HCRMC”), and certain of its officers, asserting violations of the federal securities laws. The suit asserted claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and alleged that the Company made certain false or misleading statements relating to the value of and risks concerning its investment in HCRMC by allegedly failing to disclose that HCRMC had engaged in billing fraud, as alleged by the U.S. Department of Justice (“DoJ”) in a suit against HCRMC arising from the False Claims Act that the DoJ voluntarily dismissed with prejudice. On November 22, 2019, the Court granted the class action motion to dismiss. On December 20, 2019, Co-Lead Plaintiffs filed a motion to amend the Court's judgment to permit amendment of the complaint, and on November 30, 2020, the Court denied Co-Lead Plaintiffs’ motion. Co-Lead Plaintiffs have not appealed the dismissal and denial of leave to amend their compliant.

Derivative Actions. On June 16, 2016 and July 5, 2016, purported stockholders of the Company filed two derivative actions, Subodh v. HCR ManorCare Inc., et al., Case No. 30-2016-00858497-CU-PT-CXC and Stearns v. HCR ManorCare, Inc., et al., Case No. 30-2016-00861646-CU-MC-CJC, in the Superior Court of California, County of Orange, against certain of the Company’s current and former directors and officers and HCRMC. The Company was named as a nominal defendant. As both derivative actions contained substantially the same allegations, they were consolidated into a single action (the “California derivative action”). The consolidated action alleged that the defendants engaged in various acts of wrongdoing, including, among other things, breaching fiduciary duties by publicly making false or misleading statements of fact regarding HCRMC’s finances and prospects, and failing to maintain adequate internal controls. On February 11, 2021, the Court dismissed the California derivative actions without prejudice.
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
The Company’s Board of Directors received letters dated August 17, 2016, April 19, 2017, and April 20, 2017 from private law firms acting on behalf of clients who are purported stockholders of the Company, each asserting allegations similar to those made in the California derivative action matters discussed above. Each letter demands that the Board of Directors take action to assert the Company’s rights. The Board of Directors completed its evaluation and rejected the demand letters in December of 2017. One of the law firms requested that the Board of Directors reconsider its determination after a ruling on the motion to dismiss in the class action litigation. In February 2021, the Board of Directors reaffirmed its rejection of the demand letters.
The Company believes that the demands are without merit, but cannot predict their outcome or reasonably estimate any potential loss at this time. Accordingly, no loss contingency has been recorded for these matters as of March 31, 2021, as the likelihood of loss is not considered probable or estimable.
DownREIT LLCs
In connection with the formation of certain DownREIT LLCs, members may contribute appreciated real estate to a DownREIT LLC in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if a contributed property is later sold by the DownREIT LLC, the unamortized pre-contribution gain that exists at the date of sale is specifically allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT LLC. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT LLC in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Code (“make-whole payments”). These make-whole payments include a tax gross-up provision. These indemnification agreements have expirations terms that range through 2039 on a total of 23 properties.
NOTE 12.  Equity

Dividends
On April 29, 2021, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.30 per share. The common stock cash dividend will be paid on May 21, 2021 to stockholders of record as of the close of business on May 10, 2021.
During the three months ended March 31, 2021 and 2020, the Company declared and paid common stock cash dividends of $0.30 per share and $0.37 per share, respectively.

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
ATM Forward Contracts
During the three months ended March 31, 2021, the Company did not utilize the forward provisions under the 2020 ATM Program. During the three months ended March 31, 2020, the Company utilized the forward provisions under the 2019 ATM Program to allow for the sale of up to an aggregate of 2 million shares of its common stock at an initial weighted average net price of $35.23 per share, after commissions.
During the three months ended March 31, 2020, the Company settled all 16.8 million shares previously outstanding under ATM forward contracts at a weighted average net price of $31.38 per share, after commissions, resulting in net proceeds of $528 million. No shares were settled subsequent to March 31, 2020 and therefore, at March 31, 2021, no shares remained outstanding under ATM forward contracts.
At March 31, 2021, approximately $1.25 billion of the Company’s common stock remained available for sale under the 2020 ATM Program.
ATM Direct Issuances
During the three months ended March 31, 2021 and 2020, no shares of common stock were issued under the 2019 ATM Program or 2020 ATM Program.
Forward Equity Offerings
November 2019 Offering. In November 2019, the Company entered into a forward equity sales agreement (the "2019 forward equity sales agreement") to sell an aggregate of 15.6 million shares of its common stock (including shares sold through the exercise of underwriters’ options) at an initial net price of $34.46 per share, after underwriting discounts and commissions, which was subject to adjustments for: (i) accrued interest, (ii) the forward purchasers’ stock borrowing costs, and (iii) certain fixed price reductions during the term of the agreement. During the three months ended March 31, 2020, the Company settled all 15.6 million shares under the 2019 forward equity sales agreement at a weighted average net price of $34.18 per share, resulting in net proceeds of $534 million (total net proceeds of $1.06 billion, when aggregated with the net proceeds from settling ATM forward contracts, as discussed above). Therefore, at March 31, 2021, no shares remained outstanding under the 2019 forward equity sales agreement.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	March 31, 2021	December 31, 2020
Unrealized gains (losses) on derivatives, net	$—	$(81)
Supplemental Executive Retirement Plan minimum liability	(3,497)	(3,604)
Total accumulated other comprehensive income (loss)	$(3,497)	$(3,685)

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
Refer to Note 12 for a discussion of the sale of shares under and settlement of forward sales agreements during the periods presented. The Company considered the potential dilution resulting from the forward agreements to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to calculate the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. The aggregate effect on the Company’s diluted weighted-average common shares for the three months ended March 31, 2021 and 2020 was zero and 0.8 million weighted-average incremental shares, respectively, from the forward equity sales agreements.

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator
Income (loss) from continuing operations	$(120,585)	$147,132
Noncontrolling interests' share in continuing operations	(3,306)	(3,463)
Income (loss) from continuing operations attributable to Healthpeak Properties, Inc.	(123,891)	143,669
Less: Participating securities' share in continuing operations	(2,451)	(1,616)
Income (loss) from continuing operations applicable to common shares	(126,342)	142,053
Income (loss) from discontinued operations	270,008	135,408
Noncontrolling interests' share in discontinued operations	(329)	3
Net income (loss) applicable to common shares	$143,337	$277,464
Numerator - Dilutive
Net income (loss) applicable to common shares	$143,337	$277,464
Add: distributions on dilutive convertible units and other	—	2,515
Dilutive net income (loss) available to common shares	$143,337	$279,979
Denominator
Basic weighted average shares outstanding	538,679	506,476
Dilutive potential common shares - equity awards(1)	—	318
Dilutive potential common shares - forward equity agreements(2)	—	808
Dilutive potential common shares - DownREIT conversions	—	7,443
Diluted weighted average common shares	538,679	515,045
Basic earnings (loss) per common share
Continuing operations	$(0.23)	$0.28
Discontinued operations	0.50	0.27
Net income (loss) applicable to common shares	$0.27	$0.55
Diluted earnings (loss) per common share
Continuing operations	$(0.23)	$0.28
Discontinued operations	0.50	0.26
Net income (loss) applicable to common shares	$0.27	$0.54
_______________________________________
(1)For all periods presented, represents the dilutive impact of 1 million outstanding equity awards (restricted stock units and stock options).
(2)For the three months ended March 31, 2021, forward sales agreements had no dilutive impact as all agreements were settled prior to the start of the period. For the three months ended March 31, 2020, represents the dilutive impact of 32 million shares that were settled during the three months then ended. For the three months ended March 31, 2021, diluted loss per common share is calculated using the weighted average common shares outstanding as a result of the Company generating a loss from continuing operations for the period.
For the three months ended March 31, 2021, all 7 million shares issuable upon conversion of DownREIT units were not included because they are anti-dilutive. For the three months ended March 31, 2020, all 7 million DownREIT shares were dilutive.
NOTE 14.  Segment Disclosures

The Company’s reportable segments, based on how its chief operating decision makers (“CODMs”) evaluates its business and allocates resources, are as follows: (i) life science, (ii) medical office, and (iii) CCRC. The Company has non-reportable segments that are comprised primarily of the Company’s interests in an unconsolidated senior housing joint venture and debt investments. The accounting policies of the segments are the same as those in Note 2 to the Consolidated Financial Statements in the Company’s 2020 Annual Report on Form 10-K filed with the SEC, as updated by Note 2 herein.
In December 2020, the Company’s senior housing triple-net and SHOP portfolios were classified as discontinued operations and are no longer reportable segments. See Notes 1 and 5 for further information.

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

The following tables summarize information for the reportable segments (in thousands):
For the three months ended March 31, 2021:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$169,934	$160,201	$116,128	$9,013	$—	$455,276
Government grant income(1)	—	—	1,310	—	—	1,310
Less: Interest income	—	—	—	(9,013)	—	(9,013)
Healthpeak's share of unconsolidated joint venture total revenues	1,337	715	4,488	16,753	—	23,293
Healthpeak's share of unconsolidated joint venture government grant income	—	—	199	227	—	426
Noncontrolling interests' share of consolidated joint venture total revenues	(65)	(8,926)	—	—	—	(8,991)
Operating expenses	(39,461)	(51,121)	(91,179)	—	—	(181,761)
Healthpeak's share of unconsolidated joint venture operating expenses	(425)	(294)	(4,745)	(12,595)	—	(18,059)
Noncontrolling interests' share of consolidated joint venture operating expenses	20	2,504	—	—	—	2,524
Adjustments to NOI(2)	(11,810)	(1,923)	20	112	—	(13,601)
Adjusted NOI	119,530	101,156	26,221	4,497	—	251,404
Plus: Adjustments to NOI(2)	11,810	1,923	(20)	(112)	—	13,601
Interest income	—	—	—	9,013	—	9,013
Interest expense	(102)	(95)	(1,918)	—	(44,728)	(46,843)
Depreciation and amortization	(68,434)	(57,954)	(31,150)	—	—	(157,538)
General and administrative	—	—	—	—	(24,902)	(24,902)
Transaction costs	(32)	(330)	(432)	(4)	—	(798)
Impairments and loan loss reserves	—	—	—	(3,242)	—	(3,242)
Gain (loss) on debt extinguishments	—	—	—	—	(164,292)	(164,292)
Other income (expense), net	4	(2,279)	2,176	482	1,817	2,200
Less: Government grant income	—	—	(1,310)	—	—	(1,310)
Less: Healthpeak's share of unconsolidated joint venture NOI	(912)	(421)	58	(4,385)	—	(5,660)
Plus: Noncontrolling interests' share of consolidated joint venture NOI	45	6,422	—	—	—	6,467
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	61,909	48,422	(6,375)	6,249	(232,105)	(121,900)
Income tax benefit (expense)	—	—	—	—	(8)	(8)
Equity income (loss) from unconsolidated joint ventures	(93)	192	—	1,224	—	1,323
Income (loss) from continuing operations	61,816	48,614	(6,375)	7,473	(232,113)	(120,585)
Income (loss) from discontinued operations	—	—	—	—	270,008	270,008
Net income (loss)	$61,816	$48,614	$(6,375)	$7,473	$37,895	$149,423
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

For the three months ended March 31, 2020:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$128,883	$156,641	$91,780	$3,750	$—	$381,054
Less: Interest income	—	—	—	(3,688)	—	(3,688)
Healthpeak's share of unconsolidated joint venture total revenues	—	695	21,647	20,194	—	42,536
Noncontrolling interests' share of consolidated joint venture total revenues	(52)	(8,640)	—	—	—	(8,692)
Operating expenses	(30,201)	(50,694)	(156,482)	—	—	(237,377)
Healthpeak's share of unconsolidated joint venture operating expenses	—	(275)	(18,037)	(13,278)	—	(31,590)
Noncontrolling interests' share of consolidated joint venture operating expenses	17	2,600	—	—	—	2,617
Adjustments to NOI(1)	(4,280)	(994)	91,561	(48)	—	86,239
Adjusted NOI	94,367	99,333	30,469	6,930	—	231,099
Plus: Adjustments to NOI(1)	4,280	994	(91,561)	48	—	(86,239)
Interest income	—	—	—	3,688	—	3,688
Interest expense	(63)	(102)	(1,304)	—	(54,222)	(55,691)
Depreciation and amortization	(50,211)	(54,667)	(20,229)	(5)	—	(125,112)
General and administrative	—	—	—	—	(22,349)	(22,349)
Transaction costs	—	—	(14,474)	(89)	—	(14,563)
Impairments and loan loss reserves	—	(2,706)	—	(8,401)	—	(11,107)
Gain (loss) on sales of real estate, net	—	2,109	—	(40)	—	2,069
Gain (loss) on debt extinguishments	—	—	—	—	833	833
Other income (expense), net	—	—	170,332	41,707	(1,386)	210,653
Less: Healthpeak's share of unconsolidated joint venture NOI	—	(420)	(3,610)	(6,916)	—	(10,946)
Plus: Noncontrolling interests' share of consolidated joint venture NOI	35	6,040	—	—	—	6,075
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	48,408	50,581	69,623	36,922	(77,124)	128,410
Income tax benefit (expense)(2)	—	—	—	—	29,868	29,868
Equity income (loss) from unconsolidated joint ventures	—	197	(1,880)	(9,463)	—	(11,146)
Income (loss) from continuing operations	48,408	50,778	67,743	27,459	(47,256)	147,132
Income (loss) from discontinued operations	—	—	—	—	135,408	135,408
Net income (loss)	$48,408	$50,778	$67,743	$27,459	$88,152	$282,540
______________________________________________________________________________
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
(2)Income tax benefit (expense) for the quarter ended March 31, 2020 includes: (i) a $52 million tax benefit recognized in conjunction with internal restructuring activities, which resulted in the transfer of assets subject to certain deferred tax liabilities from taxable REIT subsidiaries to the REIT in connection with the 2019 MTCA (see Note 3) and (ii) a $2.9 million net tax benefit recognized due to changes under the CARES Act, which resulted in net operating losses being utilized at a higher income tax rate than previously available.

The following table summarizes the Company’s revenues by segment (in thousands):

	Three Months Ended March 31,
Segment	2021	2020
Life science	$169,934	$128,883
Medical office	160,201	156,641
CCRC	116,128	91,780
Other non-reportable	9,013	3,750
Total revenues	$455,276	$381,054
See Notes 3, 4, and 5 for significant transactions impacting the Company’s segment assets during the periods presented.

NOTE 15.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2021	2020
Supplemental cash flow information:
Interest paid, net of capitalized interest	$90,032	$71,621
Income taxes paid (refunded)	2,521	(1,673)
Capitalized interest	5,453	6,970
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	107,798	126,185
Vesting of restricted stock units and conversion of non-managing member units into common stock	838	1,077
Net noncash impact from the consolidation of previously unconsolidated joint ventures	—	323,138
Mortgages assumed with real estate acquisitions	—	215,335
Refundable entrance fees assumed with real estate acquisitions	—	307,954
Seller financing provided on disposition of real estate asset	559,745	—
See Note 3 for a discussion of the impact of the 2019 MTCA with Brookdale on the Company’s consolidated balance sheets and statements of operations.
The following table summarizes certain cash flow information related to assets classified as discontinued operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Depreciation and amortization of real estate, in-place lease, and other intangibles	$—	$64,164
Development, redevelopment, and other major improvements of real estate	3,861	11,252
Leasing costs, tenant improvements, and recurring capital expenditures	1,873	3,427
The following table summarizes cash, cash equivalents and restricted cash (in thousands):

	Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020
	Continuing operations		Discontinued operations		Total
Beginning of period:
Cash and cash equivalents	$44,226	$80,398	$53,085	$63,834	$97,311	$144,232
Restricted cash	67,206	13,385	17,168	27,040	84,374	40,425
Cash, cash equivalents and restricted cash	$111,432	$93,783	$70,253	$90,874	$181,685	$184,657
End of period:
Cash and cash equivalents	$34,007	$716,750	$40,161	$66,791	$74,168	$783,541
Restricted cash	68,033	84,982	5,817	21,576	73,850	106,558
Cash, cash equivalents and restricted cash	$102,040	$801,732	$45,978	$88,367	$148,018	$890,099

NOTE 16.  Variable Interest Entities

Unconsolidated Variable Interest Entities
At March 31, 2021, the Company had investments in: (i) two properties leased to a VIE tenant, (ii) four unconsolidated VIE joint ventures, (iii) marketable debt securities of one VIE, and (iv) one loan to a VIE borrower. The Company determined it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (CCRC OpCo, development investments, and the LLC investment discussed below), it has no formal involvement in these VIEs beyond its investments.
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
Debt Securities Investment. The Company holds commercial mortgage-backed securities (“CMBS”) issued by Federal Home Loan Mortgage Corporation (commonly referred to as Freddie MAC) through a special purpose entity that has been identified as a VIE because it is “thinly capitalized.” The CMBS issued by the VIE are backed by mortgage debt obligations on real estate assets. These securities are classified as held-to-maturity because the Company has the intent and ability to hold the securities until maturity.
Seller Financing Loan. The Company provided seller financing related to its sale of seven senior housing triple-net facilities. The financing was provided in the form of a secured five–year mezzanine loan to a “thinly capitalized” borrower created to acquire the facilities.

The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at March 31, 2021 was as follows (in thousands):

VIE Type	Asset/Liability Type	Maximum Loss Exposure and Carrying Amount(1)
Continuing operations:
Loans receivable and unconsolidated joint ventures	Loans receivable, net and Investments in unconsolidated joint ventures	$21,970
Loan - seller financing	Loans receivable, net	1,865
CMBS and LLC investment	Marketable debt and LLC investment	35,610
Discontinued operations:
VIE tenant - operating leases(2)	Lease intangibles, net and straight-line rent receivables	$—
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).
(2)The Company’s maximum loss exposure may be mitigated by re-leasing the underlying properties to new tenants upon an event of default.
As of March 31, 2021, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
See Notes 3 and 8 for additional descriptions of the nature, purpose, and operating activities of the Company’s unconsolidated VIEs and interests therein.
Consolidated Variable Interest Entities
The Company’s consolidated total assets and total liabilities at March 31, 2021 and December 31, 2020 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company.
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

Consolidated Lessees. The Company leases four senior housing properties to lessee entities under cash flow leases through which the Company receives monthly rent equal to the residual cash flows of the properties. The lessee entities are classified as VIEs as they are "thinly capitalized" entities. The Company consolidates the lessee entities as it has the ability to control the activities that most significantly impact the economic performance of the lessee entities. The lessee entities’ assets primarily consist of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to the Company and operating expenses of the senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) may only be used to settle contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facility and debt costs).
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
Exchange Accommodation Titleholder. During the year ended December 31, 2020, the Company acquired one life science facility (the "acquired property") using a reverse like-kind exchange structure pursuant to Section 1031 of the Code (a "reverse 1031 exchange") and as of March 31, 2021, the Company had not completed the reverse 1031 exchange. As such, the acquired property remained in the possession of an Exchange Accommodation Titleholder ("EAT") as of March 31, 2021. The EAT is classified as a VIE as it is a “thinly capitalized” entity. The Company consolidates the EAT because it has the ability to control the activities that most significantly impact the economic performance of the EAT and is, therefore, the primary beneficiary of the EAT. The property held by the EAT is reflected as real estate with a carrying value of $417 million as of March 31, 2021. The assets of the EAT primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of capital expenditures for the properties. Assets generated by the EAT may only be used to settle its contractual obligations (primarily from capital expenditures).

Total assets and total liabilities include VIE assets and liabilities as follows (in thousands):

	March 31, 2021	December 31, 2020
Assets
Buildings and improvements	$2,487,025	$2,988,599
Development costs and construction in progress	48,600	85,595
Land	341,842	433,574
Accumulated depreciation and amortization	(533,328)	(602,491)
Net real estate	2,344,139	2,905,277
Accounts receivable, net	5,095	12,009
Cash and cash equivalents	16,464	16,550
Restricted cash	6	7,977
Intangible assets, net	89,692	179,027
Assets held for sale and discontinued operations, net	698,318	704,966
Right-of-use asset, net	89,017	95,407
Other assets, net	61,470	59,063
Total assets	$3,304,201	$3,980,276
Liabilities
Mortgage debt	4,537	39,085
Intangible liabilities, net	33,714	56,467
Liabilities related to assets held for sale and discontinued operations, net	186,562	190,919
Lease liability	90,397	97,605
Accounts payable, accrued liabilities, and other liabilities	53,438	102,391
Deferred revenue	31,279	90,183
Total liabilities	$399,927	$576,650

Total assets and liabilities related to assets held for sale and discontinued operations include VIE assets and liabilities as follows (in thousands):

	March 31, 2021	December 31, 2020
Assets
Buildings and improvements	$633,243	$639,759
Development costs and construction in progress	103	68
Land	105,769	106,209
Accumulated depreciation and amortization	(55,021)	(57,235)
Net real estate	684,094	688,801
Accounts receivable, net	1,885	1,700
Cash and cash equivalents	6,516	6,306
Restricted cash	1,388	3,124
Right-of-use asset, net	1,387	1,391
Other assets, net	3,048	3,644
Total assets	$698,318	$704,966
Liabilities
Mortgage debt	$171,085	$176,702
Lease liability	1,387	1,392
Accounts payable, accrued liabilities, and other liabilities	12,119	11,003
Deferred revenue	1,971	1,822
Total liabilities	$186,562	$190,919

NOTE 17.  Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets are immaterial at March 31, 2021 and December 31, 2020.
The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	March 31, 2021(3)		December 31, 2020(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$740,142	$743,465	$195,375	$201,228
Marketable debt securities(2)	20,512	20,512	20,355	20,355
Bank line of credit and commercial paper(2)	1,038,150	1,038,150	129,590	129,590
Term loan(2)	249,243	249,243	249,182	249,182
Senior unsecured notes(1)	4,255,697	4,664,075	5,697,586	6,517,650
Mortgage debt(2)(4)	219,959	219,510	221,621	221,181
Interest-rate swap liabilities(2)	—	—	81	81
_______________________________________
(1)Level 1: Fair value calculated based on quoted prices in active markets.
(2)Level 2: Fair value based on (i) for marketable debt securities, quoted prices for similar or identical instruments in active or inactive markets, respectively, or (ii) for loans receivable, net, mortgage debt, and swaps, standardized pricing models in which significant inputs or value drivers are observable in active markets. For bank line of credit, commercial paper, and term loan, the carrying values are a reasonable estimate of fair value because the borrowings are primarily based on market interest rates and the Company’s credit rating.
(3)During the three months ended March 31, 2021 and year ended December 31, 2020, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
(4)For the three months ended March 31, 2021 and year ended December 31, 2020, excludes mortgage debt on assets held for sale and discontinued operations of $278 million and $319 million, respectively.

NOTE 18.  Derivative Financial Instruments

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
In March 2021, the Company repaid $39 million of variable rate secured debt on two SHOP assets classified as discontinued operations as of March 31, 2021 and terminated the two remaining related interest-rate swap contracts. Therefore, at March 31, 2021, the Company had no remaining interest-rate swap contracts.
NOTE 19.    Accounts Payable, Accrued Liabilities, and Other Liabilities

The following table summarizes the Company’s accounts payable, accrued liabilities, and other liabilities, excluding accounts payable, accrued liabilities, and other liabilities related to assets classified as discontinued operations (in thousands):

	March 31, 2021	December 31, 2020
Refundable entrance fees	$311,410	$317,444
Construction related accrued liabilities	107,798	95,293
Accrued interest	36,013	78,735
Other accounts payable and accrued liabilities	241,819	271,919
Accounts payable, accrued liabilities, and other liabilities	$697,040	$763,391

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
Cautionary Language Regarding Forward-Looking Statements
Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “target,” “forecast,” “plan,” “potential,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. Forward-looking statements reflect our current expectations and views about future events and are subject to risks and uncertainties that could cause actual results, including our future financial condition and results of operations, to differ materially from those expressed or implied by any forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and uncertainties that may affect our business and future financial performance.
Forward-looking statements are based on certain assumptions and analysis made in light of our experience and perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate under the circumstances. While forward-looking statements reflect our good faith belief and assumptions we believe to be reasonable based upon current information, we can give no assurance that our expectations or forecasts will be attained. Further, we cannot guarantee the accuracy of any such forward-looking statement contained in this Quarterly Report.
As more fully set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:
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
•2021 Transaction Overview
•Dividends
•Results of Operations
•Liquidity and Capital Resources
•Contractual Obligations and Off-Balance Sheet Arrangements
•Non-GAAP Financial Measures Reconciliations
•Critical Accounting Policies and Recent Accounting Pronouncements
Executive Summary
Healthpeak Properties, Inc. is a Standard & Poor’s (“S&P”) 500 company that acquires, develops, owns, leases and manages healthcare real estate across the United States (“U.S.”). Our company was originally founded in 1985. We are a Maryland corporation and qualify as a self-administered REIT. In November 2020, we moved our corporate headquarters from Irvine, California to Denver, Colorado. With properties in nearly every state, the new headquarters provides a favorable mix of affordability and a centralized geographic location. Our Irvine, California and Franklin, Tennessee offices will continue to operate.
During 2020, we began the process of disposing of our senior housing triple-net portfolio and senior housing operating portfolio (“SHOP”). We have successfully disposed of a significant portion of both portfolios and will continue that process during the remainder of 2021. Refer to a discussion of recent and upcoming dispositions in “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—2021 Transaction Overview” for the current status of transactions. As of December 31, 2020, we concluded the planned dispositions represented a strategic shift and therefore, the assets are classified as discontinued operations in all periods presented herein and prior periods have been recast to conform to the current period presentation. See Note 5 to the Consolidated Financial Statements for further information regarding discontinued operations.
In conjunction with the planned disposal of our senior housing triple-net and SHOP portfolios, we focused our strategy on investing in a diversified portfolio of high-quality healthcare properties across our three core asset classes of life science, medical office, and continuing care retirement community (“CCRC”) real estate. Under the life science and medical office segments, we invest through the acquisition, development and management of life science buildings, medical office buildings (“MOBs”), and hospitals. Under the CCRC segment, our properties are operated through structures permitted by the Housing and Economic Recovery Act of 2008, and includes most of the provisions previously proposed in the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”). We have other non-reportable segments that are comprised primarily of the following investments: (i) an interest in an unconsolidated joint venture that owns 19 senior housing assets, (ii) debt investments, and (iii) two preferred equity investments.

At March 31, 2021, our portfolio of investments, including properties in our unconsolidated joint ventures and excluding investments classified as discontinued operations, consisted of interests in 463 properties. The following table summarizes information for our reportable segments, excluding discontinued operations, for the three months ended March 31, 2021 (dollars in thousands):

Segment	Total Portfolio Adjusted NOI(1)(2)	Percentage of Total Portfolio Adjusted NOI(1)	Number of Properties
Life science	$119,530	48%	141
Medical office	101,156	40%	286
CCRC	26,221	10%	17
Other non-reportable	4,497	2%	19
Totals	$251,404	100%	463
_______________________________________
(1)Total Portfolio metrics include results of operations from disposed properties through the disposition date. See “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information regarding Adjusted NOI and see Note 14 to the Consolidated Financial Statements for a reconciliation of Adjusted NOI by segment to net income (loss).
(2)For the three months ended March 31, 2021, Adjusted NOI for our senior housing triple-net and SHOP portfolios was $5 million and $8 million, respectively. Operating results for these portfolios are reported as discontinued operations for all periods presented herein.

For a description of our significant activities during 2021, see “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—2021 Transaction Overview” in this report.
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
COVID-19 Update
Global health concerns and increased efforts to reduce the spread of the Coronavirus (“COVID-19”) pandemic have prompted federal, state, and local governments to restrict normal daily activities, and have resulted in travel bans, quarantines, school closings, “shelter-in-place” orders requiring individuals to remain in their homes other than to conduct essential services or activities, as well as business limitations and shutdowns, which resulted in closure of many businesses deemed to be non-essential. Although most of these restrictions have since been lifted or scaled back, certain restrictions remain in place and any future surges of COVID-19 or its variants may lead to other restrictions being re-implemented in response to efforts to reduce the spread. In addition, our tenants, operators and borrowers have faced significant cost increases as a result of increased health and safety measures, including increased staffing demands for patient care and sanitation, as well as increased usage and inventory of critical medical supplies and personal protective equipment. These health and safety measures have been in place since the onset of the pandemic, continue to place a substantial strain on the business operations of many of our tenants, operators, and borrowers.

Senior Housing
Within our SHOP and CCRC properties, occupancy rates have declined since the onset of the pandemic, a trend that may continue during the pandemic and for some period thereafter as a result of a reduction in, or in some cases prohibitions on, new tenant move-ins due to stricter move-in criteria, lower inquiry volumes, and reduced in-person tours, as well as incidences of COVID-19 outbreaks at our facilities or the perception that outbreaks may occur. Outbreaks, which directly affect our residents and the employees at our senior housing facilities, have and could continue to materially and adversely disrupt operations, as well as cause significant reputational harm to us, our operators, and our tenants. As of May 3, 2021, 55 of the remaining 62 senior housing properties in our portfolio had resident COVID-19 cases at some point during the pandemic, although cases have declined dramatically in those properties since the introduction of vaccines. Our senior housing property operators have experienced significant cost increases as a result of higher staffing hours and compensation, the implementation of increased health and safety measures and protocols, and increased usage and inventory of critical medical supplies and personal protective equipment. We have seen some abatement in those costs as resident caseloads have declined, but this could change if there are new surges. At our SHOP and CCRC facilities, we bear these significant cost increases.
We and/or our operators temporarily suspended redevelopment across our senior housing portfolio due to “shelter-in-place” orders and local, state, and federal directives except for certain life safety and essential projects. Although some of these projects have been allowed to restart with infection control protocols in place, future local, state, or federal orders could cause us to re-suspend the work. Other projects remain suspended and we do not know when we will be able to restart construction. In locations where construction continues, construction workers are following applicable guidelines, including appropriate social distancing, limitations on large group gatherings in close proximity, and increased sanitation efforts, which has slowed the pace of construction. These protective actions do not, however, eliminate the risk that outbreaks caused or spread by such activities may occur and impact our tenants, operators and residents. In addition, our planned dispositions may not occur within the expected time or at all because of buyer terminations or withdrawals related to the pandemic, capital constraints, inability to tour properties, or other factors relating to the pandemic.
The ultimate impact of the pandemic on senior housing generally and the public perception of senior housing as a desirable residential setting depend on a number of factors that are unknown at this time, including, but not limited to: (i) the course and severity of the pandemic; (ii) responses of public and private health authorities; and (iii) long-term efficacy and public acceptances of approved vaccinations, potential supply disruptions, timing of vaccine delivery, and health effects of vaccines and other treatments.
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
We implemented a deferred rent program during the second and third quarters of 2020 that was limited to certain non-health system and non-hospital tenants in good standing, which reduced our cash collections during those months, although we required that the deferred rent be repaid ratably by the end of 2020. Under this program, we agreed to defer approximately $6 million of rent through December 31, 2020, all of which had been collected as of December 31, 2020. No such deferrals were granted during the three months ended March 31, 2021. We may also implement a deferred rent program for future periods.
Life Science Portfolio
Within our life science portfolio, we have numerous tenants that are working tirelessly to address critical research and testing needs in the fight against COVID-19. We are focused on providing our tenants with the necessary space to complete their critical work and are in continuous contact with our tenants regarding how we can help them meet their needs. Through December 31, 2020, we had provided approximately $1 million of rent deferrals to our life science tenants, all of which was required to be repaid by the end of 2020. As of December 31, 2020, all of the deferred rent had been collected. No such deferrals were granted during the three months ended March 31, 2021.
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

Liquidity
We believe that we are well positioned to manage the short-term and long-term impacts of the COVID-19 pandemic and the measures to slow its spread while working closely with our tenants, operators, and borrowers as they navigate the pandemic. We had approximately $1.85 billion of liquidity available, including $1.72 billion borrowing capacity under our bank line of credit facility and $133 million of cash and cash equivalents, as of May 3, 2021. While a future downgrade in our credit ratings would adversely impact our cost of borrowing, we believe we continue to have access to the unsecured debt markets. We could also seek to enter into one or more secured debt financings, issue additional securities, including under our 2020 ATM Program (as defined below), or dispose of certain additional assets to fund future operating costs, capital expenditures, or acquisitions, although no assurances can be made in this regard.
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
2021 Transaction Overview
South San Francisco Land Site Acquisition
In October 2020, we executed a definitive agreement to acquire approximately 12 acres of land for $128 million. The acquisition site is located in South San Francisco, California, adjacent to two sites currently held by us as land for future development. We paid a $10 million nonrefundable deposit upon completing due diligence in November 2020. The first phase, with a purchase price of $61 million, closed in April 2021.
Westview Medical Plaza MOB Acquisition
In February 2021, we acquired one MOB in Nashville, Tennessee for $13 million.
Pinnacle at Ridgegate Acquisition
In April 2021, we acquired one MOB in Denver, Colorado for $38 million.
MOB Portfolio Acquisition
In April 2021, we acquired 14 MOBs for $371 million and issued $142 million of secured mortgage debt.

Senior Housing Portfolio Sales
•In January 2021, we sold a portfolio of 32 SHOP assets (“the Sunrise Senior Housing Portfolio”) for $664 million and provided the buyer with: (i) financing of $410 million and (ii) a commitment to finance up to $92 million of additional debt for capital expenditures, none of which has been funded as of March 31, 2021. Under our definitive agreement, there are two remaining senior housing triple-net assets that are expected to sell during the remainder of 2021, upon completion of the license transfer process.
•In January 2021, we sold 24 senior housing assets under a triple-net lease with Brookdale for $510 million.
•In January 2021, we sold a portfolio of 16 SHOP assets for $230 million and provided the buyer with financing of $150 million.
•In February 2021, we sold eight senior housing assets in a triple-net lease with Harbor Retirement Associates for $132 million.
•In April 2021, we sold a portfolio of 12 SHOP assets for $564 million.
•In April 2021, we sold: (i) a portfolio of 10 SHOP assets for $334 million and (ii) 2 mezzanine loans and 2 preferred equity investments for $21 million.
•In April 2021, we sold a portfolio of five SHOP assets for $64 million.
Other Real Estate Transactions
•During the three months ended March 31, 2021, we sold one SHOP asset for $5 million.
•In April 2021, we sold two SHOP assets for $13 million, two senior housing triple-net assets for $7 million, and one MOB for $10 million.
•In April 2021, we sold our share of the SHOP property in the Otay Ranch JV for $32 million.
Financing Activities
•In January 2021, we repurchased $112 million aggregate principal amount of our 4.25% senior unsecured notes due in 2023, $201 million aggregate principal amount of our 4.20% senior unsecured notes due in 2024, and $469 million aggregate principal amount of our 3.88% senior unsecured notes due in 2024.
•In February 2021, we used optional redemption provisions to redeem the remaining $188 million of our 4.25% senior unsecured notes due in 2023, $149 million of our 4.20% senior unsecured notes due in 2024, and $331 million of our 3.88% senior unsecured notes due in 2024.
•On May 4, 2021, we announced the commencement of tender offers to purchase up to an aggregate principal amount of $550 million for cash, targeting (i) $250 million of our 3.40% senior unsecured notes due in 2025 and (ii) $300 million of our 4.00% senior unsecured notes due in 2025.
Development Activities
•At March 31, 2021, we had five MOB developments, all of which are on-campus, in process with an aggregate total estimated cost of $122 million.
•At March 31, 2021, we had five life science development projects in process with an aggregate total estimated cost of approximately $927 million.
•During the three months ended March 31, 2021, the remaining portion of one life science development project was placed in service with a total project cost of $151 million at completion.
Dividends
The following table summarizes our common stock cash dividends declared in 2021:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
February 9	February 22	$0.30	March 5
April 29	May 10	0.30	May 21

Results of Operations
We evaluate our business and allocate resources among our reportable business segments: (i) life science, (ii) medical office, and (iii) CCRC. Under the life science and medical office segments, we invest through the acquisition and development of life science facilities, MOBs, and hospitals, which generally require a greater level of property management. Our CCRCs are operated through RIDEA structures. We have other non-reportable segments that are comprised primarily of the following investments: (i) an interest in an unconsolidated joint venture that owns 19 senior housing assets, (ii) debt investments, and (iii) two preferred equity investments. We evaluate performance based upon property adjusted net operating income (“Adjusted NOI” or “Cash NOI”) in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (“SEC”), as updated by Note 2 to the Consolidated Financial Statements herein.
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

FFO as Adjusted. In addition, we present NAREIT FFO on an adjusted basis before the impact of non-comparable items including, but not limited to, transaction-related items, other impairments (recoveries) and other losses (gains), losses (gains) from the sale of non-depreciable assets, restructuring and severance related charges, prepayment costs (benefits) associated with early retirement or payment of debt, litigation costs (recoveries), casualty-related charges (recoveries), foreign currency remeasurement losses (gains), deferred tax asset valuation allowances, and changes in tax legislation (“FFO as Adjusted”). Transaction-related items include transaction expenses and gains/charges incurred as a result of mergers and acquisitions and lease amendment or termination activities. Prepayment costs (benefits) associated with early retirement of debt include the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of debt. Management believes that FFO as Adjusted provides a meaningful supplemental measurement of our FFO run-rate and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. At the same time that NAREIT created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe stockholders, potential investors, and financial analysts who review our operating performance are best served by an FFO run-rate earnings measure that includes certain other adjustments to net income (loss), in addition to adjustments made to arrive at the NAREIT defined measure of FFO. FFO as Adjusted is used by management in analyzing our business and the performance of our properties and we believe it is important that stockholders, potential investors, and financial analysts understand this measure used by management. We use FFO as Adjusted to: (i) evaluate our performance in comparison with expected results and results of previous periods, relative to resource allocation decisions, (ii) evaluate the performance of our management, (iii) budget and forecast future results to assist in the allocation of resources, (iv) assess our performance as compared with similar real estate companies and the industry in general, and (v) evaluate how a specific potential investment will impact our future results. Other REITs or real estate companies may use different methodologies for calculating an adjusted FFO measure, and accordingly, our FFO as Adjusted may not be comparable to those reported by other REITs. For a reconciliation of net income (loss) to NAREIT FFO and FFO as Adjusted and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.
Adjusted FFO (“AFFO”)
AFFO is defined as FFO as Adjusted after excluding the impact of the following: (i) amortization of stock-based compensation, (ii) amortization of deferred financing costs, net, (iii) straight-line rents, (iv) deferred income taxes, and (v) other AFFO adjustments which includes: (a) amortization of acquired market lease intangibles, net, (b) non-cash interest related to DFLs and lease incentive amortization (reduction of straight-line rents), (c) actuarial reserves for insurance claims that have been incurred but not reported, and (d) amortization of deferred revenues, excluding amounts amortized into rental income that are associated with tenant funded improvements owned/recognized by us and up-front cash payments made by tenants to reduce their contractual rents. Also, AFFO: (i) is computed after deducting recurring capital expenditures, including second generation leasing costs and second generation tenant and capital improvements and (ii) includes lease restructure payments and adjustments to compute our share of AFFO from our unconsolidated joint ventures. More specifically, recurring capital expenditures, including second generation leasing costs and second generation tenant and capital improvements ("AFFO capital expenditures") excludes our share from unconsolidated joint ventures (reported in “other AFFO adjustments”). Adjustments for joint ventures are calculated to reflect our pro-rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of AFFO for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated joint ventures in which we do not own 100% of the equity by adjusting our AFFO to remove the third party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods (reported in “other AFFO adjustments”). See FFO for further disclosure regarding our use of pro-rata share information and its limitations. Other REITs or real estate companies may use different methodologies for calculating AFFO, and accordingly, our AFFO may not be comparable to those reported by other REITs. Although our AFFO computation may not be comparable to that of other REITs, management believes AFFO provides a meaningful supplemental measure of our performance and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. We believe AFFO is an alternative run-rate earnings measure that improves the understanding of our operating results among investors and makes comparisons with: (i) expected results, (ii) results of previous periods, and (iii) results among REITs more meaningful. AFFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as it excludes the following items which generally flow through our cash flows from operating activities: (i) adjustments for changes in working capital or the actual timing of the payment of income or expense items that are accrued in the period, (ii) transaction-related costs, (iii) litigation settlement expenses, (iv) restructuring and severance-related charges, and (v) actual cash receipts from interest income recognized on loans receivable (in contrast to our AFFO adjustment to exclude non-cash interest and depreciation related to our investments in direct financing leases). Furthermore, AFFO is adjusted for recurring capital expenditures, which are generally not considered when determining cash flows from operations or liquidity. AFFO is a non-GAAP supplemental financial measure and should not be considered as an alternative to net income (loss) determined in accordance with GAAP. For a reconciliation of net income (loss) to AFFO and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020
Overview

Three Months Ended March 31, 2021 and 2020
The following table summarizes results for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Net income (loss) applicable to common shares	$143,337	$277,464	$(134,127)
NAREIT FFO	40,233	171,549	(131,316)
FFO as Adjusted	215,391	227,013	(11,622)
AFFO	184,798	207,576	(22,778)
Net income (loss) applicable to common shares decreased primarily as a result of the following:
•a reduction in other income, net as a result of: (i) a gain upon change of control related to the acquisition of the outstanding equity interest in 13 CCRCs from Brookdale during the first quarter of 2020 and (ii) a gain on sale related to the sale of a hospital underlying a DFL during the first quarter of 2020;
•an increase in loss on debt extinguishments related to our repurchase and redemption of certain outstanding senior notes in the first quarter of 2021;
•an increase in depreciation, primarily as a result of: (i) 2020 and 2021 acquisitions of real estate and (ii) the above-mentioned acquisition of the outstanding equity interest and consolidation of 13 CCRCs from Brookdale during the first quarter of 2020;
•a decrease in income tax benefit, primarily as a result of the tax benefits recognized in the first quarter of 2020 related to the above-mentioned acquisition of the outstanding equity interest in 13 CCRCs from Brookdale and the management termination fee expense fee paid to Brookdale in connection with transitioning management to Life Care Services LLC (“LCS”); and
•additional expenses and decreased occupancy in our CCRCs related to COVID-19.
The decrease in net income (loss) applicable to common shares was partially offset by:
•an increase in income (loss) from discontinued operations, primarily due to an increase in gain on sales of real estate and lower impairments of depreciable real estate;
•NOI generated from our life science and medical office segments related to: (i) 2020 and 2021 acquisitions of real estate, (ii) development and redevelopment projects placed in service during 2020 and 2021, and (iii) new leasing activity during 2020 and 2021 (including the impact to straight-line rents);
•a reduction in operating expenses primarily as a result of the management termination fee paid to Brookdale in connection with transitioning management of 13 CCRCs to LCS during the first quarter of 2020;
•a reduction in transaction costs, primarily as a result of costs associated with the transition of 13 CCRCs from Brookdale to LCS in the first quarter of 2020;
•an increase in our share of net income from an unconsolidated joint venture owning 19 SHOP assets;
•a reduction in impairment charges related to depreciable real estate;
•a reduction in interest expense, primarily as a result of senior unsecured notes repurchases and redemptions in 2021; and
•an increase in interest income, primarily as a result of seller financing.

NAREIT FFO decreased primarily as a result of the aforementioned events impacting net income (loss) applicable to common shares, except for the following, which are excluded from NAREIT FFO:
•the gain upon change of control related to the acquisition of Brookdale’s interest in 13 CCRCs;
•depreciation and amortization expense; and
•impairment charges related to depreciable real estate.
FFO as Adjusted decreased primarily as a result of the aforementioned events impacting NAREIT FFO, except for the following, which are excluded from FFO as Adjusted:
•the loss on debt extinguishment;
•the management termination fee paid to Brookdale in connection with our acquisition of their interest in 13 CCRCs;
•the transaction costs associated with transition of 13 CCRCs from Brookdale to LCS; and
•net gain on sales of assets underlying DFLs.
AFFO decreased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents, which is excluded from AFFO.
Segment Analysis
The following tables provide selected operating information for our Same-Store and total property portfolio for each of our reportable segments. For the three months ended March 31, 2021, our Same-Store consists of 361 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2020 and that remained in operations under a consistent reporting structure through March 31, 2021. Our total property portfolio consisted of 463 and 449 properties at March 31, 2021 and 2020, respectively.

Life Science

The following table summarizes results at and for the three months ended March 31, 2021 and 2020 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2021	2020	Change	2021	2020	Change
Rental and related revenues	$116,708	$108,714	$7,994	$169,934	$128,883	$41,051
Healthpeak’s share of unconsolidated joint venture total revenues	—	—	—	1,337	—	1,337
Noncontrolling interests' share of consolidated joint venture total revenues	(53)	(46)	(7)	(65)	(52)	(13)
Operating expenses	(26,851)	(25,256)	(1,595)	(39,461)	(30,201)	(9,260)
Healthpeak's share of unconsolidated joint venture operating expenses	—	—	—	(425)	—	(425)
Noncontrolling interests' share of consolidated joint venture operating expenses	15	14	1	20	17	3
Adjustments to NOI(1)	(3,974)	(4,315)	341	(11,810)	(4,280)	(7,530)
Adjusted NOI	$85,845	$79,111	$6,734	119,530	94,367	25,163
Less: non-SS Adjusted NOI				(33,685)	(15,256)	(18,429)
SS Adjusted NOI				$85,845	$79,111	$6,734
Adjusted NOI % change			8.5%
Property count	109	109		141	134
End of period occupancy	97.7%	95.5%		97.0%	94.4%
Average occupancy	97.2%	95.6%		96.6%	95.0%
Average occupied square feet	7,424	7,299		9,809	8,053
Average annual total revenues per occupied square foot(2)	$61	$57		$65	$62
Average annual base rent per occupied square foot(3)	$49	$46		$51	$50
_______________________________________
(1)Represents adjustments to NOI in accordance with the Company’s definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(2)Average annual total revenues does not include non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, and deferred revenues).
(3)Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, and deferred revenues).
Same-Store Adjusted NOI increased primarily as a result of the following:
•annual rent escalations;
•new leasing activity; and
•mark-to-market lease renewals.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:
•NOI from (i) increased occupancy in developments and redevelopments placed into service in 2020 and 2021 and (ii) acquisitions in 2020.

Medical Office

The following table summarizes results at and for the three months ended March 31, 2021 and 2020 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Three Months Ended March 31,			Three Months Ended March 31,
	2021	2020	Change	2021	2020	Change
Rental and related revenues	$137,018	$135,073	$1,945	$158,038	$153,372	$4,666
Income from direct financing leases	2,163	2,124	39	2,163	3,269	(1,106)
Healthpeak’s share of unconsolidated joint venture total revenues	693	673	20	715	695	20
Noncontrolling interests' share of consolidated joint venture total revenues	(8,766)	(8,528)	(238)	(8,926)	(8,640)	(286)
Operating expenses	(44,014)	(44,362)	348	(51,121)	(50,694)	(427)
Healthpeak's share of unconsolidated joint venture operating expenses	(293)	(275)	(18)	(294)	(275)	(19)
Noncontrolling interests' share of consolidated joint venture operating expenses	2,504	2,600	(96)	2,504	2,600	(96)
Adjustments to NOI(2)	(1,666)	(1,429)	(237)	(1,923)	(994)	(929)
Adjusted NOI	$87,639	$85,876	$1,763	101,156	99,333	1,823
Less: non-SS Adjusted NOI				(13,517)	(13,457)	(60)
SS Adjusted NOI				$87,639	$85,876	$1,763
Adjusted NOI % change			2.1%
Property count(3)	250	250		286	279
End of period occupancy	92.0%	92.2%		90.3%	91.6%
Average occupancy	92.0%	92.2%		90.3%	91.6%
Average occupied square feet	18,577	18,597		20,703	20,399
Average annual total revenues per occupied square foot(4)	$30	$30		$31	$31
Average annual base rent per occupied square foot(5)	$26	$26		$27	$27
_______________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments to NOI in accordance with the Company’s definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(3)From our first quarter 2020 presentation of Same-Store, we removed nine MOBs that were sold, seven MOBs that were classified as held for sale, and three MOBs that were placed into redevelopment.
(4)Average annual total revenues does not include non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and deferred revenues).
(5)Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and deferred revenues).
Same-Store Adjusted NOI increased primarily as a result of the following:
•mark-to-market lease renewals; and
•annual rent escalations; partially offset by
•lower parking income.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned increases to Same-Store and the following Non-Same-Store impacts:
•increased NOI from our 2020 and 2021 acquisitions;
•increased occupancy in former redevelopment and development properties that have been placed into service; partially offset by
•decreased NOI from our 2020 dispositions.

Continuing Care Retirement Community

The following table summarizes results at and for the three months ended March 31, 2021 and 2020 (dollars in thousands, except per unit data):

	SS			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2021	2020	Change	2021	2020	Change
Resident fees and services	$18,844	$21,007	$(2,163)	$116,128	$91,780	$24,348
Government grant income(1)	143	—	143	1,310	—	1,310
Healthpeak’s share of unconsolidated joint venture total revenues	—	—	—	4,488	21,647	(17,159)
Healthpeak's share of unconsolidated joint venture government grant income	—	—	—	199	—	199
Operating expenses	(13,394)	(14,310)	916	(91,179)	(156,482)	65,303
Healthpeak's share of unconsolidated joint venture operating expenses	—	—	—	(4,745)	(18,037)	13,292
Adjustments to NOI(2)	—	—	—	20	91,561	(91,541)
Adjusted NOI	$5,593	$6,697	$(1,104)	26,221	30,469	(4,248)
Less: non-SS Adjusted NOI				(20,628)	(23,772)	3,144
SS Adjusted NOI				$5,593	$6,697	$(1,104)
Adjusted NOI % change			(16.5)%
Property count	2	2		17	17
Average occupancy	75.8%	86.4%		78.7%	86.2%
Average capacity (units)(3)	1,052	1,052		8,326	8,322
Average annual rent per unit	$71,651	$79,875		$61,024	$65,179
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
Same-Store Adjusted NOI and Total Portfolio Adjusted NOI decreased primarily as a result of the following:
•additional expenses and decreased occupancy due to COVID-19; partially offset by
•government grant income received under the CARES Act.
Total Portfolio Adjusted NOI decreased primarily as a result of the aforementioned decreases to Same-Store, which are also applicable to the Company’s properties not yet included in Same-Store.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Interest income	$9,013	$3,688	$5,325
Interest expense	46,843	55,691	(8,848)
Depreciation and amortization	157,538	125,112	32,426
General and administrative	24,902	22,349	2,553
Transaction costs	798	14,563	(13,765)
Impairments and loan loss reserves (recoveries), net	3,242	11,107	(7,865)
Gain (loss) on sales of real estate, net	—	2,069	(2,069)
Gain (loss) on debt extinguishments	(164,292)	833	(165,125)
Other income (expense), net	2,200	210,653	(208,453)
Income tax benefit (expense)	(8)	29,868	(29,876)
Equity income (loss) from unconsolidated joint ventures	1,323	(11,146)	12,469
Income (loss) from discontinued operations	270,008	135,408	134,600
Noncontrolling interests’ share in continuing operations	(3,306)	(3,463)	157
Noncontrolling interests’ share in discontinued operations	(329)	3	(332)
Interest income
Interest income increased for the three months ended March 31, 2021 primarily as a result of seller financing.
Interest expense
Interest expense decreased for the three months ended March 31, 2021 as a result of senior unsecured notes repurchases and redemptions in the first quarter of 2021.
Depreciation and amortization expense
Depreciation and amortization expense increased for the three months ended March 31, 2021 primarily as a result of: (i) assets acquired during 2020 and 2021, (ii) the acquisition of Brookdale’s interest in and consolidation of 13 CCRCs during the first quarter of 2020, and (iii) development and redevelopment projects placed into service during 2020 and 2021. The increase was partially offset by: (i) dispositions of real estate throughout 2020 and (ii) an increase in the number of assets classified as held for sale during 2020 and 2021.
General and administrative expense
General and administrative expenses increased for the three months ended March 31, 2021 primarily as a result of increased restructuring and severance related charges.
Transaction Costs
Transaction costs decreased for the three months ended March 31, 2021 primarily as a result of costs associated with the transition of 13 CCRCs from Brookdale to LCS in January 2020.
Impairments and loan loss reserves (recoveries), net
The impairment charges recognized in each period vary depending on facts and circumstances related to each asset and are impacted by negotiations with potential buyers, current operations of the assets, and other factors. Impairments and loan loss reserves (recoveries), net decreased for the three months ended March 31, 2021 primarily as a result of no assets being impaired under the held for sale impairment model and a decrease in loan loss reserves under the current expected credit losses model. The reduction in loan loss reserves is primarily due to the economic impact of COVID-19 in the first quarter of 2020, partially offset by new seller financing in 2021.

Gain (loss) on sales of real estate, net
During the three months ended March 31, 2021 and 2020, there was no material gain or loss on sales in continuing operations.
Gain (loss) on debt extinguishments
Refer to Note 10 to the Consolidated Financial Statements for information regarding senior unsecured note repurchases and redemptions and the associated loss on debt extinguishment recognized.
Other income (expense), net
Other income (expense), net, decreased for the three months ended March 31, 2021 primarily as a result of: (i) a gain upon change of control related to the acquisition of the outstanding equity interest in 13 CCRCs from Brookdale during the first quarter of 2020 and (ii) a gain on sale related to the sale of a hospital underlying a DFL during the first quarter of 2020; partially offset by government grant income received under the CARES Act during 2021.
Income tax benefit (expense)
Income tax benefit decreased for the three months ended March 31, 2021 primarily as result of the tax benefits recognized in the first quarter of 2020 related to the following: (i) the purchase of Brookdale’s interest in 13 of the 15 communities in the CCRC JV, including the management termination fee expense paid to Brookdale in connection with transitioning management of 13 CCRCs to LCS, and (ii) the extension of the net operating loss carryback period provided by the CARES Act.
Equity income (loss) from unconsolidated joint ventures
Equity income from unconsolidated joint ventures increased for the three months ended March 31, 2021 as a result of a decrease in amortization expense due to fully amortized intangible assets related to an unconsolidated joint venture owning 19 SHOP assets.
Income (loss) from discontinued operations
Income from discontinued operations increased for the three months ended March 31, 2021 primarily as a result of: (i) increased gain on sales of real estate from the disposal of multiple senior housing portfolios during 2021; (ii) decreased depreciation and amortization expense due to assets being disposed of or classified as held for sale throughout 2020 and assets that were fully depreciated in 2020 and 2021; (iii) decreased impairments of depreciable real estate as a result of no assets being impaired under the held for sale impairment model, and (iv) government grant income received under the CARES Act during 2021. The increase in income (loss) from discontinued operations was partially offset by: (i) decreased NOI from dispositions of real estate during 2020 and 2021 and (ii) increased expenses and decreased occupancy related to COVID-19.
Liquidity and Capital Resources
We anticipate that our cash flow from operations, available cash balances and cash from our various financing activities will be adequate for at least the next 12 months for purposes of: (i) funding recurring operating expenses; (ii) meeting debt service requirements; and (iii) satisfying our obligations to make distributions to our stockholders and non-controlling interest members. During the three months ended March 31, 2021, distributions to common shareholders and noncontrolling interest holders exceeded cash flows from operations by approximately $49 million. Distributions were made using a combination of cash flows from operations, funds available under our bank line of credit and commercial paper program, proceeds from the sale of properties, and other sources of cash available to us.
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

Our ability to access the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our bank line of credit and term loan accrue interest at a rate per annum equal to LIBOR plus a margin that depends upon the credit ratings of our senior unsecured long-term debt. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. As of May 3, 2021, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global and Fitch, and short-term credit ratings of P-2, A-2, and F2 from Moody’s, S&P Global, and Fitch, respectively.
A downgrade in credit ratings by Moody’s, S&P Global, and Fitch may have a negative impact on the interest rates and facility fees for our bank line of credit and term loan and may negatively impact the pricing of notes issued under our commercial paper program and senior unsecured notes. While a downgrade in our credit ratings would adversely impact our cost of borrowing, we believe we continue to have access to the unsecured debt markets, and we could also seek to enter into one or more secured debt financings, issue additional securities, including under our 2020 ATM Program (as defined below), or dispose of certain assets to fund future operating costs, capital expenditures, or acquisitions, although no assurances can be made in this regard. Refer to “COVID-19 Update” above for a more comprehensive discussion of the potential impact of COVID-19 on our business.
Cash Flow Summary
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Net cash provided by (used in) operating activities	$122,726	$95,042	$27,684
Net cash provided by (used in) investing activities	767,726	(151,011)	918,737
Net cash provided by (used in) financing activities	(924,119)	761,421	(1,685,540)
Operating Cash Flows
The increase in operating cash flow is primarily the result of an increase in income related to: (i) 2020 and 2021 acquisitions, (ii) annual rent increases, (iii) new leasing activity, and (iv) developments and redevelopments placed in service during 2020 and 2021. The increase in operating cash flow is partially offset by: (i) assets sold during 2020 and 2021 and (ii) occupancy declines and additional expenses within our SHOP and CCRC portfolios related to COVID-19. Our cash flow from operations is dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors.
Investing Cash Flows
The following are significant investing activities for the three months ended March 31, 2021:
•made investments of $181 million primarily related to the acquisition, development, and redevelopment of real estate and funding of a new and existing loans; and
•received net proceeds of $948 million primarily from sales of real estate assets.
The following are significant investing activities for the three months ended March 31, 2020:
•made investments of $657 million primarily related to the acquisition, development, and redevelopment of real estate and funding of a participating development loan; and
•received net proceeds of $506 million primarily from sales of real estate assets.

Financing Cash Flows
The following are significant financing activities for the three months ended March 31, 2021:
•made net borrowings of $909 million under our bank line of credit and commercial paper program;
•made repayments of $1.6 billion under our senior unsecured notes (including debt extinguishment costs) and mortgage debt; and
•paid cash dividends on common stock of $164 million.
The following are significant financing activities for the three months ended March 31, 2020:
•made net repayments of $98 million primarily under our bank line of credit and commercial paper program;
•issued common stock of $1.1 billion; and
•paid cash dividends on common stock of $189 million.
Discontinued Operations
Operating, investing, and financing cash flows in our Consolidated Statements of Cash Flows are reported inclusive of both cash flows from continuing operations and cash flows from discontinued operations. Certain significant cash flows from discontinued operations are disclosed in Note 15 to the Consolidated Financial Statements. The absence of future cash flows from discontinued operations is not expected to significantly impact our liquidity, as the proceeds from senior housing triple-net and SHOP dispositions are expected to be used to pay down debt and invest in additional real estate in our other business lines. Additionally, we have multiple other sources of liquidity that can be utilized in the future, as needed. Refer to the Liquidity and Capital Resources section above for additional information regarding our liquidity.
Debt
In January 2021, we repurchased $112 million aggregate principal amount of our 4.25% senior unsecured notes due in 2023, $201 million aggregate principal amount of our 4.20% senior unsecured notes due in 2024, and $469 million aggregate principal amount of our 3.88% senior unsecured notes due in 2024.
In February 2021, we used optional redemption provisions to redeem the remaining $188 million of our 4.25% senior unsecured notes due in 2023, $149 million of our 4.20% senior unsecured notes due in 2024, and $331 million of our 3.88% senior unsecured notes due in 2024.
In March 2021, we repaid $39 million of variable rate secured debt on two SHOP assets classified as discontinued operations as of March 31, 2021.
On May 4, 2021, we announced the commencement of tender offers to purchase up to an aggregate principal amount of $550 million for cash, targeting (i) $250 million of our 3.40% senior unsecured notes due in 2025 and (ii) $300 million of our 4.00% senior unsecured notes due in 2025.
See Note 10 to the Consolidated Financial Statements for additional information about our outstanding debt.
Approximately 78% and 96% of our consolidated debt, excluding debt classified as liabilities related to assets held for sale and discontinued operations, net, was fixed rate debt as of March 31, 2021 and 2020, respectively. At March 31, 2021, our fixed rate debt and variable rate debt had weighted average interest rates of 3.77% and 0.51%, respectively. At March 31, 2020, our fixed rate debt and variable rate debt had weighted average interest rates of 3.95% and 1.98%, respectively. We had zero and $42 million, respectively, of variable rate debt swapped to fixed through interest rate swaps as of March 31, 2021 and 2020. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
Equity
At March 31, 2021, we had 539 million shares of common stock outstanding, equity totaled $7.32 billion, and our equity securities had a market value of $17.34 billion.
At March 31, 2021, non-managing members held an aggregate of five million units in seven limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At March 31, 2021, the outstanding DownREIT units were convertible into approximately seven million shares of our common stock.

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
During the three months ended March 31, 2021, no shares were settled under ATM forward contracts.
At March 31, 2021, approximately $1.25 billion of our common stock remained available for sale under the 2020 ATM Program. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any of the remaining shares under our 2020 ATM Program.
During the three months ended March 31, 2021, we did not issue any shares of our common stock under our 2020 ATM Program.
See Note 12 to the Consolidated Financial Statements for additional information about our 2020 ATM Program.
Shelf Registration
In May 2018, we filed a prospectus with the SEC as part of a registration statement on Form S-3, using an automatic shelf registration process. This shelf registration statement expires on May 31, 2021 and at or prior to such time, we expect to file a new shelf registration statement. Under the “shelf” process, we may sell any combination of the securities described in the prospectus through one or more offerings. The securities described in the prospectus include common stock, preferred stock, depositary shares, debt securities, and warrants.
Contractual Obligations and Off-Balance Sheet Arrangements
Our commitments related to development and redevelopment projects increased by $9 million, to $315 million at March 31, 2021, when compared to December 31, 2020, primarily as a result of increased commitments on existing projects and new projects started during the first quarter of 2021.
Our commitments to fund senior housing redevelopment and capital expenditures increased by $89 million, to $100 million at March 31, 2021, when compared to December 31, 2020, primarily as a result of a commitment to finance additional debt for capital expenditures on the Sunrise Senior Housing Portfolio sold during the three months ended March 31, 2021.
Our commitments related to debt have materially changed since December 31, 2020 as a result of draws on our bank line of credit and issuances of securities under our commercial paper program, the repurchase of senior unsecured notes in January 2021, and the redemption of senior unsecured notes in February 2021. As of March 31, 2021, we had an aggregate $1.04 billion balance outstanding under our bank line of credit or commercial paper program. See Note 10 to the Consolidated Financial Statements for additional information about our debt commitments.
There have been no other material changes, outside of the ordinary course of business, to these contractual obligations during the three months ended March 31, 2021.
We own interests in certain unconsolidated joint ventures as described in Note 8 to the Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment in the joint ventures and any outstanding loans receivable. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except for commitments included in our Annual Report on Form 10-K for the year ended December 31, 2020 in “Contractual Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NAREIT FFO, FFO as Adjusted, and AFFO (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net income (loss) applicable to common shares	$143,337	$277,464
Real estate related depreciation and amortization(1)	157,538	189,276
Healthpeak's share of real estate related depreciation and amortization from unconsolidated joint ventures	4,453	29,610
Noncontrolling interests' share of real estate related depreciation and amortization	(4,881)	(4,852)
Other real estate-related depreciation and amortization	—	1,237
Loss (gain) on sales of depreciable real estate, net(1)	(259,662)	(164,869)
Healthpeak's share of loss (gain) on sales of depreciable real estate, net, from unconsolidated joint ventures	—	(7,729)
Loss (gain) upon change of control, net(2)	(1,042)	(167,434)
Taxes associated with real estate dispositions	490	(11,876)
Impairments (recoveries) of depreciable real estate, net(1)	—	30,722
NAREIT FFO applicable to common shares	40,233	171,549
Distributions on dilutive convertible units and other	—	1,637
Diluted NAREIT FFO applicable to common shares	$40,233	$173,186

Weighted average shares outstanding - diluted NAREIT FFO	539,016	513,123

Impact of adjustments to NAREIT FFO:
Transaction-related items(3)	$4,113	$92,379
Other impairments (recoveries) and other losses (gains), net(4)	3,242	(33,306)
Restructuring and severance related charges	2,463	—
Loss (gain) on debt extinguishments	164,292	(833)
Litigation costs (recoveries)	—	106
Casualty-related charges (recoveries), net	1,048	—
Foreign currency remeasurement losses (gains)	—	10
Tax rate legislation impact(5)	—	(2,892)
Total adjustments	$175,158	$55,464

FFO as Adjusted applicable to common shares	$215,391	$227,013
Distributions on dilutive convertible units and other	1,940	1,549
Diluted FFO as Adjusted applicable to common shares	$217,331	$228,562

Weighted average shares outstanding - diluted FFO as Adjusted	546,342	513,123

	Three Months Ended March 31,
	2021	2020
FFO as Adjusted applicable to common shares	$215,391	$227,013
Amortization of stock-based compensation	4,364	3,987
Amortization of deferred financing costs	2,213	2,582
Straight-line rents	(9,135)	(6,229)
AFFO capital expenditures	(20,710)	(21,791)
Lease restructure payments	377	291
Deferred income taxes	(1,723)	4,787
Other AFFO adjustments	(5,979)	(3,064)
AFFO applicable to common shares	184,798	207,576
Distributions on dilutive convertible units and other	1,337	1,638
Diluted AFFO applicable to common shares	$186,135	$209,214

Weighted average shares outstanding - diluted AFFO	544,517	513,123

	Three Months Ended March 31,
	2021	2020
Diluted earnings per common share	$0.27	$0.54
Depreciation and amortization	0.29	0.42
Loss (gain) on sales of depreciable real estate, net	(0.48)	(0.33)
Loss (gain) upon change of control, net(2)	(0.01)	(0.33)
Taxes associated with real estate dispositions	0.00	(0.02)
Impairments (recoveries) of depreciable real estate, net	—	0.06
Diluted NAREIT FFO per common share	$0.07	$0.34
Transaction-related items(3)	0.01	0.18
Other impairments (recoveries) and other losses (gains), net(4)	0.01	(0.06)
Restructuring and severance related charges	0.01	—
Loss (gain) on debt extinguishments	0.30	0.00
Tax rate legislation impact(5)	—	(0.01)
Diluted FFO as Adjusted per common share	$0.40	$0.45
_______________________________________
(1)This amount can be reconciled by combining the balances from the corresponding line of the Consolidated Statements of operations and the detailed financial information for discontinued operations in Note 5 to the Consolidated Financial Statements.
(2)For the three months ended March 31, 2020, includes a $170 million gain upon consolidation of 13 continuing care retirement communities ("CCRCs") in which we acquired Brookdale's interest and began consolidating during the first quarter of 2020. Gains and losses upon change of control are included in other income (expense), net in the Consolidated Statements of Operations.
(3)For the three months ended March 31, 2020, includes the termination fee and transition fee expenses related to terminating the management agreements with Brookdale for 13 CCRCs and transitioning those communities to Life Care Services, LLC, partially offset by the tax benefit recognized related to those expenses. The expenses related to terminating management agreements are included in operating expenses in the Consolidated Statements of Operations.
(4)For the three months ended March 31, 2021 and 2020, includes reserves for loan losses under the current expected credit losses accounting standard in accordance with Accounting Standards Codification 326, Financial Instruments – Credit Losses ("ASC 326"). The three months ended March 31, 2020 also includes a gain on sale of a hospital that was in a direct financing lease ("DFL") which is included in other income (expense), net in the Consolidated Statements of Operations.
(5)For the three months ended March 31, 2020, represents the tax benefit from the CARES Act, which extended the net operating loss carryback period to five years.
For a reconciliation of Adjusted NOI to net income (loss), refer to Note 14 to the Consolidated Financial Statements. For a reconciliation of Same-Store Adjusted NOI to total portfolio Adjusted NOI by segment, refer to the analysis of each segment in “Results of Operations” above.

Critical Accounting Policies and Recent Accounting Pronouncements
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2020 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2021.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We use derivative and other financial instruments in the normal course of business to mitigate interest rate risk. We do not use derivative financial instruments for speculative or trading purposes. Derivatives are recorded on the consolidated balance sheets at fair value (see Note 18 to the Consolidated Financial Statements). During the three months ended March 31, 2021, we repaid our remaining variable rate secured debt and terminated the two remaining related interest-rate swap contracts.
Interest Rate Risk. At March 31, 2021, our exposure to interest rate risk is primarily on our variable rate debt. Our variable rate debt is comprised of our bank line of credit, commercial paper program, and our term loan. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2021, a one percentage point increase or decrease in interest rates would change the fair value of our fixed rate debt by approximately $298 million and $324 million, respectively, and would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point change in the interest rate related to our variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance at March 31, 2021, our annual interest expense and interest income would increase by approximately $13 million and $1 million, respectively.
Market Risk.  We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength, and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At March 31, 2021, both the fair value and carrying value of marketable debt securities was $21 million.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
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
Item 1A.  Risk Factors
There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)
None.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf during the three months ended March 31, 2021.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
January 1-31, 2021	976	$30.16	—	—
February 1-28, 2021	372,141	30.69	—	—
March 1-31, 2021	24,611	29.09	—	—
Total	397,728	$30.59	—	—
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

31.1	Certification by Thomas M. Herzog, Healthpeak’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by Thomas M. Herzog, Healthpeak’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________
*       Filed herewith.
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2021	Healthpeak Properties, Inc.

(Registrant)

/s/ THOMAS M. HERZOG
Thomas M. Herzog
Chief Executive Officer
(Principal Executive Officer)

/s/ PETER A. SCOTT
Peter A. Scott
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)