Form 10-Q
period 2021-06-30
HEALTHPEAK PROPERTIES, INC.
filed 2021-08-04
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of August 2, 2021, there were 538,968,372 shares of the registrant’s $1.00 par value common stock outstanding.

HEALTHPEAK PROPERTIES, INC.

Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Real estate:
Buildings and improvements	$11,543,657	$11,048,433
Development costs and construction in progress	711,772	613,182
Land	1,966,665	1,867,278
Accumulated depreciation and amortization	(2,618,101)	(2,409,135)
Net real estate	11,603,993	11,119,758
Net investment in direct financing leases	44,706	44,706
Loans receivable, net of reserves of $4,198 and $10,280	429,076	195,375
Investments in and advances to unconsolidated joint ventures	388,415	402,871
Accounts receivable, net of allowance of $3,429 and $3,994	41,814	42,269
Cash and cash equivalents	96,923	44,226
Restricted cash	129,052	67,206
Intangible assets, net	511,612	519,917
Assets held for sale and discontinued operations, net	246,807	2,626,306
Right-of-use asset, net	215,303	192,349
Other assets, net	624,669	665,106
Total assets	$14,332,370	$15,920,089
LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$720,000	$129,590
Term loan	249,303	249,182
Senior unsecured notes	3,710,972	5,697,586
Mortgage debt	358,101	221,621
Intangible liabilities, net	139,116	144,199
Liabilities related to assets held for sale and discontinued operations, net	65,272	415,737
Lease liability	189,732	179,895
Accounts payable, accrued liabilities, and other liabilities	688,458	763,391
Deferred revenue	777,687	774,316
Total liabilities	6,898,641	8,575,517
Commitments and contingencies
Common stock, $1.00 par value: 750,000,000 shares authorized; 538,955,168 and 538,405,393 shares issued and outstanding	538,955	538,405
Additional paid-in capital	10,229,549	10,229,857
Cumulative dividends in excess of earnings	(3,880,253)	(3,976,232)
Accumulated other comprehensive income (loss)	(3,389)	(3,685)
Total stockholders’ equity	6,884,862	6,788,345
Joint venture partners	347,610	357,069
Non-managing member unitholders	201,257	199,158
Total noncontrolling interests	548,867	556,227
Total equity	7,433,729	7,344,572
Total liabilities and equity	$14,332,370	$15,920,089
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental and related revenues	$340,642	$288,253	$668,614	$570,570
Resident fees and services	117,308	113,926	233,436	205,706
Income from direct financing leases	2,180	2,150	4,343	5,419
Interest income	16,108	4,230	25,121	7,918
Total revenues	476,238	408,559	931,514	789,613
Costs and expenses:
Interest expense	38,681	54,823	85,524	110,514
Depreciation and amortization	171,459	139,691	328,997	264,803
Operating	190,132	177,808	371,893	415,185
General and administrative	24,088	23,720	48,990	46,069
Transaction costs	619	373	1,417	14,936
Impairments and loan loss reserves (recoveries), net	931	6,837	4,173	17,944
Total costs and expenses	425,910	403,252	840,994	869,451
Other income (expense):
Gain (loss) on sales of real estate, net	175,238	81,284	175,238	83,353
Gain (loss) on debt extinguishments	(60,865)	(25,824)	(225,157)	(24,991)
Other income (expense), net	1,734	17,415	3,934	228,068
Total other income (expense), net	116,107	72,875	(45,985)	286,430
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	166,435	78,182	44,535	206,592
Income tax benefit (expense)	763	(106)	755	29,762
Equity income (loss) from unconsolidated joint ventures	867	(17,735)	2,190	(28,881)
Income (loss) from continuing operations	168,065	60,341	47,480	207,473
Income (loss) from discontinued operations	113,960	(5,292)	383,968	130,116
Net income (loss)	282,025	55,049	431,448	337,589
Noncontrolling interests’ share in continuing operations	(3,535)	(3,486)	(6,841)	(6,949)
Noncontrolling interests’ share in discontinued operations	(2,210)	(57)	(2,539)	(54)
Net income (loss) attributable to Healthpeak Properties, Inc.	276,280	51,506	422,068	330,586
Participating securities’ share in earnings	(287)	(375)	(2,732)	(1,800)
Net income (loss) applicable to common shares	$275,993	$51,131	$419,336	$328,786

Basic earnings (loss) per common share:
Continuing operations	$0.30	$0.10	$0.07	$0.38
Discontinued operations	0.21	(0.01)	0.71	0.25
Net income (loss) applicable to common shares	$0.51	$0.09	$0.78	$0.63
Diluted earnings (loss) per common share:
Continuing operations	$0.30	$0.10	$0.07	$0.38
Discontinued operations	0.21	(0.01)	0.71	0.25
Net income (loss) applicable to common shares	$0.51	$0.09	$0.78	$0.63
Weighted average shares outstanding:
Basic	538,929	538,262	538,805	522,427
Diluted	544,694	538,517	539,081	523,498
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$282,025	$55,049	$431,448	$337,589
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	—	188	332	489
Change in Supplemental Executive Retirement Plan obligation and other	108	121	215	182
Reclassification adjustment realized in net income (loss)	—	—	(251)	—
Total other comprehensive income (loss)	108	309	296	671
Total comprehensive income (loss)	282,133	55,358	431,744	338,260
Total comprehensive (income) loss attributable to noncontrolling interests’ share in continuing operations	(3,535)	(3,486)	(6,841)	(6,949)
Total comprehensive (income) loss attributable to noncontrolling interests’ share in discontinued operations	(2,210)	(57)	(2,539)	(54)
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$276,388	$51,815	$422,364	$331,257
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)
(Unaudited)

For the three months ended June 30, 2021:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
April 1, 2021	538,886	$538,886	$10,223,711	$(3,994,562)	$(3,497)	$6,764,538	$552,144	$7,316,682
Net income (loss)	—	—	—	276,280	—	276,280	5,745	282,025
Other comprehensive income (loss)	—	—	—	—	108	108	—	108
Issuance of common stock, net	75	75	(118)	—	—	(43)	—	(43)
Repurchase of common stock	(10)	(10)	(305)	—	—	(315)	—	(315)
Exercise of stock options	4	4	122	—	—	126	—	126
Amortization of stock-based compensation	—	—	6,144	—	—	6,144	—	6,144
Common dividends ($0.30 per share)	—	—	—	(161,971)	—	(161,971)	—	(161,971)
Distributions to noncontrolling interest	—	—	—	—	—	—	(8,957)	(8,957)
Purchase of noncontrolling interests	—	—	(5)	—	—	(5)	(65)	(70)
June 30, 2021	538,955	$538,955	$10,229,549	$(3,880,253)	$(3,389)	$6,884,862	$548,867	$7,433,729

For the three months ended June 30, 2020:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
April 1, 2020	538,135	$538,135	$10,213,011	$(3,512,143)	$(2,495)	$7,236,508	$576,935	$7,813,443
Net income (loss)	—	—	—	51,506	—	51,506	3,543	55,049
Other comprehensive income (loss)	—	—	—	—	309	309	—	309
Issuance of common stock, net	97	97	670	—	—	767	—	767
Conversion of DownREIT units to common stock	97	97	3,471	—	—	3,568	(3,568)	—
Repurchase of common stock	(11)	(11)	(250)	—	—	(261)	—	(261)
Amortization of stock-based compensation	—	—	5,826	—	—	5,826	—	5,826
Common dividends ($0.37 per share)	—	—	—	(199,550)	—	(199,550)	—	(199,550)
Distributions to noncontrolling interest	—	—	—	—	—	—	(6,862)	(6,862)
June 30, 2020	538,318	$538,318	$10,222,728	$(3,660,187)	$(2,186)	$7,098,673	$570,048	$7,668,721

For the six months ended June 30, 2021:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
January 1, 2021	538,405	$538,405	$10,229,857	$(3,976,232)	$(3,685)	$6,788,345	$556,227	$7,344,572
Net income (loss)	—	—	—	422,068	—	422,068	9,380	431,448
Other comprehensive income (loss)	—	—	—	—	296	296	—	296
Issuance of common stock, net	954	954	90	—	—	1,044	—	1,044
Repurchase of common stock	(408)	(408)	(12,072)	—	—	(12,480)	—	(12,480)
Exercise of stock options	4	4	122	—	—	126	—	126
Amortization of stock-based compensation	—	—	11,557	—	—	11,557	—	11,557
Common dividends ($0.60 per share)	—	—	—	(326,089)	—	(326,089)	—	(326,089)
Distributions to noncontrolling interests	—	—	—	—	—	—	(16,675)	(16,675)
Purchase of noncontrolling interests	—	—	(5)	—	—	(5)	(65)	(70)
June 30, 2021	538,955	$538,955	$10,229,549	$(3,880,253)	$(3,389)	$6,884,862	$548,867	$7,433,729
For the six months ended June 30, 2020:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Shares	Amount
December 31, 2019	505,222	$505,222	$9,183,892	$(3,601,199)	$(2,857)	$6,085,058	$582,416	$6,667,474
Impact of adoption of ASU No. 2016-13(1)	—	—	—	(1,524)	—	(1,524)	—	(1,524)
January 1, 2020	505,222	505,222	9,183,892	(3,602,723)	(2,857)	6,083,534	582,416	6,665,950
Net income (loss)	—	—	—	330,586	—	330,586	7,003	337,589
Other comprehensive income (loss)	—	—	—	—	671	671	—	671
Issuance of common stock, net	33,201	33,201	1,032,188	—	—	1,065,389	—	1,065,389
Conversion of DownREIT units to common stock	120	120	3,957	—	—	4,077	(4,077)	—
Repurchase of common stock	(279)	(279)	(9,719)	—	—	(9,998)	—	(9,998)
Exercise of stock options	54	54	1,752	—	—	1,806	—	1,806
Amortization of stock-based compensation	—	—	10,658	—	—	10,658	—	10,658
Common dividends ($0.74 per share)	—	—	—	(388,050)	—	(388,050)	—	(388,050)
Distributions to noncontrolling interests	—	—	—	—	—	—	(15,294)	(15,294)
June 30, 2020	538,318	$538,318	$10,222,728	$(3,660,187)	$(2,186)	$7,098,673	$570,048	$7,668,721
_______________________________________
(1)On January 1, 2020, the Company adopted a series of Accounting Standards Updates (“ASUs”) related to accounting for credit losses and recognized the cumulative-effect of adoption to beginning retained earnings. Refer to Note 2 for a detailed impact of adoption.
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$431,448	$337,589
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate, in-place lease, and other intangibles	328,997	367,764
Amortization of stock-based compensation	9,459	8,972
Amortization of deferred financing costs	4,334	5,116
Straight-line rents	(15,336)	(14,544)
Amortization of nonrefundable entrance fees and above/below market lease intangibles	(45,842)	(37,043)
Equity loss (income) from unconsolidated joint ventures	(7,100)	29,065
Distributions of earnings from unconsolidated joint ventures	4,015	11,594
Loss (gain) on sale of real estate under direct financing leases	—	(41,670)
Deferred income tax expense (benefit)	(2,538)	(31,947)
Impairments and loan loss reserves (recoveries), net	15,168	63,173
Loss (gain) on debt extinguishments	225,157	24,991
Loss (gain) on sales of real estate, net	(557,138)	(247,732)
Loss (gain) upon change of control, net	(1,042)	(169,962)
Casualty-related loss (recoveries), net	1,061	—
Other non-cash items	(8,057)	127
Changes in:
Decrease (increase) in accounts receivable and other assets, net	32,928	13,117
Increase (decrease) in accounts payable, accrued liabilities, and deferred revenue	(55,920)	1,213
Net cash provided by (used in) operating activities	359,594	319,823
Cash flows from investing activities:
Acquisitions of real estate	(498,142)	(300,954)
Development, redevelopment, and other major improvements of real estate	(281,829)	(391,230)
Leasing costs, tenant improvements, and recurring capital expenditures	(43,132)	(40,572)
Proceeds from sales of real estate, net	2,253,889	548,858
Acquisition of CCRC Portfolio	—	(390,599)
Contributions to unconsolidated joint ventures	(10,168)	(1,983)
Distributions in excess of earnings from unconsolidated joint ventures	34,586	3,251
Proceeds from sales/principal repayments on loans receivable and direct financing leases	265,934	109,920
Investments in loans receivable and other	(8,842)	(71,961)
Net cash provided by (used in) investing activities	1,712,296	(535,270)
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	8,177,450	2,025,600
Repayments under bank line of credit and commercial paper	(7,587,040)	(2,118,600)
Issuance and borrowings of debt, excluding bank line of credit and commercial paper	142,100	594,750
Repayments and repurchase of debt, excluding bank line of credit and commercial paper	(2,170,170)	(257,511)
Payments for debt extinguishment and deferred financing costs	(217,468)	(30,508)
Issuance of common stock and exercise of options	1,170	1,067,195
Repurchase of common stock	(12,480)	(9,998)
Dividends paid on common stock	(326,089)	(388,050)
Distributions to and purchase of noncontrolling interests	(16,745)	(15,294)
Net cash provided by (used in) financing activities	(2,009,272)	867,584
Effect of foreign exchanges on cash, cash equivalents and restricted cash	—	(153)
Net increase (decrease) in cash, cash equivalents and restricted cash	62,618	651,984
Cash, cash equivalents and restricted cash, beginning of period	181,685	184,657
Cash, cash equivalents and restricted cash, end of period	$244,303	$836,641
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  Business

Overview
Healthpeak Properties, Inc., a Standard & Poor’s 500 company, is a Maryland corporation that is organized to qualify as a real estate investment trust (“REIT”) that, together with its consolidated entities (collectively, “Healthpeak” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). Healthpeak® acquires, develops, leases, owns, and manages healthcare real estate. The Company’s diverse portfolio is comprised of investments in the following reportable healthcare segments: (i) life science; (ii) medical office; and (iii) continuing care retirement community (“CCRC”).
The Company’s corporate headquarters are in Denver, Colorado and it has additional offices in Irvine, California and Franklin, Tennessee.
Senior Housing Triple-Net and Senior Housing Operating Portfolio Dispositions
During 2020, the Company established and began executing a plan to dispose of its senior housing triple-net and Senior Housing Operating (“SHOP”) properties. As of December 31, 2020, the Company concluded that the planned dispositions represented a strategic shift that has had and will have a major effect on the Company’s operations and financial results. Therefore, senior housing triple-net and SHOP assets meeting the held for sale criteria on or before June 30, 2021 are classified as discontinued operations in all periods presented herein. See Note 5 for further information.
COVID-19 Update
While the coronavirus (“COVID-19”) pandemic continues to evolve daily and its ultimate course remains uncertain, it has caused significant disruption to individuals, governments, financial markets, and businesses, including the Company. The Company’s tenants, operators, and borrowers continue to face significant cost increases as a result of increased health and safety measures implemented to reduce the spread of COVID-19, including increased staffing demands for patient care and sanitation, as well as increased usage and inventory of critical medical supplies and personal protective equipment. These health and safety measures have been in place since the onset of the pandemic and continue to place a substantial strain on the business operations of many of the Company’s tenants, operators, and borrowers. The Company evaluated the impacts of COVID-19 on its business thus far and incorporated information concerning the impact of COVID-19 into its assessments of liquidity, impairments, and collectibility from tenants, residents, and borrowers as of June 30, 2021. The Company will continue to monitor such impacts and will adjust its estimates and assumptions based on the best available information.
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
The consolidated financial statements include the accounts of Healthpeak Properties, Inc., its wholly-owned subsidiaries, joint ventures (“JVs”), and variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations, and cash flows have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).

Government Grant Income
On March 27, 2020, the federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide financial aid to individuals, businesses, and state and local governments. During the three and six months ended June 30, 2021 and 2020, the Company received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the COVID-19 pandemic. Grant income is recognized when there is reasonable assurance that the grant will be received and the Company will comply with all conditions attached to the grant. Additionally, grants are recognized over the periods in which the Company recognizes the increased expenses and lost revenue the grants are intended to defray. As of June 30, 2021, the amount of qualifying expenditures and lost revenue exceeded grant income recognized and the Company believes it has complied and will continue to comply with all grant conditions.
The following table summarizes information related to government grant income received and recognized by the Company (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Government grant income recorded in other income (expense), net	$87	$11,871	$1,397	$11,871
Government grant income recorded in equity income (loss) from unconsolidated joint ventures	584	804	1,010	804
Government grant income recorded in income (loss) from discontinued operations	428	2,209	3,660	2,209
Total government grants received	$1,099	$14,884	$6,067	$14,884
Recent Accounting Pronouncements
Adopted
Credit Losses. In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments held by financial institutions and other organizations. The amendments in ASU 2016-13 eliminate the “probable” initial threshold for recognition of credit losses in previous accounting guidance and, instead, reflect an entity’s current estimate of all expected credit losses over the life of the financial instrument. Historically, when credit losses were measured under previous accounting guidance, an entity generally only considered past events and current conditions in measuring the incurred loss. The amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss.
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

Accounting for Lease Concessions Related to COVID-19. In April 2020, the FASB staff issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under ASC 842, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. During the three and six months ended June 30, 2020, the Company provided rent deferrals (to be repaid before the end of 2020) to certain tenants in its life science and medical office segments that were impacted by COVID-19 (discussed in further detail in Note 6). No such rent deferrals were provided to tenants during the three and six months ended June 30, 2021. The Company elected to not assess these rent deferrals on a lease-by-lease basis and to continue recognizing rent revenue on a straight-line basis.
While the Company’s election for rent deferrals will be applied consistently to future deferrals with similar characteristics and similar circumstances, if the Company grants future lease concessions of a different type (such as rent abatements), it will make an election related to those concessions at that time.
Not Yet Adopted
Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which amends the scope of ASU 2020-04 to include derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments in ASU 2020-04 and ASU 2021-01 are effective immediately and may be applied through December 31, 2022. The Company is evaluating: (i) how the transition away from LIBOR will impact the Company, (ii) whether the optional relief provided by these standards will be adopted, and (iii) the impact that adopting ASU 2020-04 or ASU 2021-01 will have on its consolidated financial position, results of operations, cash flows, or disclosures.
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
•The remaining 24 properties (excludes one property transitioned and expected to be sold to a third party, as discussed below) were restructured into a single master lease with 2.4% annual rent escalators and a maturity date of December 31, 2027 (the “2019 Amended Master Lease”);
•A portion of annual rent (amount in excess of 6.5% of sales proceeds) related to 14 of the 18 Brookdale Acquisition Assets was reallocated to the remaining properties under the 2019 Amended Master Lease; and
•Brookdale paid down $20 million of future rent under the 2019 Amended Master Lease.

As agreed to by the Company and Brookdale under the 2019 MTCA, in December 2020, the Company terminated the triple-net lease related to one property and converted it to a structure permitted by the Housing and Economic Recovery Act of 2008, and includes most of the provisions previously proposed in the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”). The 24 properties under the 2019 Amended Master Lease were sold in January 2021 (see Note 5).
The Company and Brookdale also agreed that the Company would provide up to $35 million of capital investment in the 2019 Amended Master Lease properties over a five-year term, which would increase rent by 7% of the amount spent, per annum. As of December 31, 2020, the Company had funded $5 million of this capital investment. Upon selling the 24 properties under the 2019 Amended Master Lease in January 2021, the remaining capital investment obligation was transferred to the buyer.
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
Upon sale of the Brookdale Acquisition Assets in January 2021, the Company recognized an aggregate gain on sales of real estate of $164 million, which is recorded within income (loss) from discontinued operations.
In May 2021, the CCRC JV sold the two remaining CCRCs subject to the 2019 MTCA for $38 million, $19 million of which represents the Company’s 49% interest in the CCRC JV, resulting in an immaterial gain on sale recorded within equity income (loss) from unconsolidated joint ventures (see Note 8).
Fair Value Measurement Techniques and Quantitative Information
At January 31, 2020, the Company performed a fair value assessment of each of the 2019 MTCA components that provided measurable economic benefit or detriment to the Company. Each fair value calculation was based on an income or market approach and relied on historical and forecasted net operating income (“NOI”), actuarial assumptions about the expected resident length of stay, and market data, including, but not limited to, discount rates ranging from 10% to 12%, annual rent escalators ranging from 2% to 3%, and real estate capitalization rates ranging from 7% to 9%. All assumptions were considered to be Level 3 measurements within the fair value hierarchy.
NOTE 4.  Real Estate Transactions

2021 Real Estate Investments
South San Francisco Land Site Acquisition
In October 2020, the Company executed a definitive agreement to acquire approximately 12 acres of land for $128 million. The acquisition site is located in South San Francisco, California, adjacent to two sites currently held by the Company as land for future development. The Company paid a $10 million nonrefundable deposit upon completing due diligence in November 2020. The first phase of the acquisition, with a purchase price of $61 million, closed in April 2021.
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
Westside Medical Plaza Acquisition
In June 2021, the Company acquired one MOB in Fort Lauderdale, Florida for $16 million.
Wesley Woodlawn Acquisition
In July 2021, the Company acquired one MOB in Wichita, Kansas for $50 million.

Atlantic Health Acquisition
In July 2021, the Company acquired three MOBs in Morristown, New Jersey for $155 million.
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
Waldwick JV Interest Purchase
In October 2020, the Company acquired the remaining 15% equity interest of a senior housing joint venture structure (which owned one senior housing facility), in which the Company previously held an unconsolidated equity investment, for $4 million. Subsequent to the acquisition, the Company owned 100% of the equity, began consolidating the facility, and recognized a gain upon change of control of $6 million, which is recorded in other income (expense), net within income (loss) from discontinued operations. In December 2020, the Company sold the property as part of the Atria SHOP Portfolio disposition (see Note 5).
MBK JV Dissolution
In November 2020, as part of the dissolution of a senior housing joint venture, the Company was distributed one property, one land parcel, and $11 million in cash. Upon consolidating the property and land parcel at the time of distribution, the Company recognized a loss upon change of control of $16 million, which is recorded in other income (expense), net within income (loss) from discontinued operations. In conjunction with the distribution of the property, the Company assumed $36 million of secured mortgage debt (classified as liabilities related to assets held for sale and discontinued operations, net) maturing in 2025, which was recorded at its fair value through asset acquisition accounting. The property was classified as discontinued operations as of June 30, 2021.
Other Real Estate Acquisitions
In December 2020, the Company acquired one hospital in Dallas, Texas for $34 million.
Development Activities
The Company’s commitments, which are primarily related to development and redevelopment projects and tenant improvements, increased by $41 million, to $347 million at June 30, 2021, when compared to December 31, 2020, primarily as a result of increased commitments on existing projects and new projects started during the first half of 2021.
In March 2021, management reviewed the estimated useful lives of certain life science properties in connection with future plans of densification on campuses where the Company has densification opportunities. These changes in the planned use of the properties resulted in the Company updating the estimated useful lives of the properties, which differ from the Company’s previous estimates. The estimated useful lives of these properties was reduced from a weighted average remaining useful life of 15 years to 6 years to reflect the timing of the planned densification projects. For the three and six months ended June 30, 2021, this change in estimate increased depreciation expense by $11 million and $15 million, respectively, resulting in a corresponding decrease to income (loss) from continuing operations and net income (loss), as well as a decrease of approximately $0.02 and $0.03, respectively, to basic and diluted earnings per share.

NOTE 5.  Dispositions of Real Estate and Discontinued Operations

2021 Dispositions of Real Estate
Sunrise Senior Housing Portfolio
In January 2021, the Company sold a portfolio of 32 SHOP assets (the “Sunrise Senior Housing Portfolio”) for $664 million, resulting in an immaterial loss on sale, which is recognized in income (loss) from discontinued operations, and provided the buyer with: (i) financing of $410 million (see Note 7) and (ii) a commitment to finance up to $92 million of additional debt for capital expenditures. The commitment to finance additional debt for capital expenditures was subsequently reduced to $56 million during June 2021, none of which had been funded as of June 30, 2021 (see Note 7). Upon completion of the license transfer process in June 2021, the Company sold the two remaining Sunrise senior housing triple-net assets for $80 million, resulting in a gain on sale of $22 million, which is recognized in income (loss) from discontinued operations.
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
Oakmont SHOP Portfolio
In April 2021, the Company sold a portfolio of 12 SHOP assets for $564 million. In conjunction with the sale, mortgage debt held on two properties with a carrying value of $64 million was repaid and the remaining mortgage debt held on four properties with a carrying value of $107 million was assumed by the buyer. The transaction resulted in total gain on sale of $80 million, which is recognized in income (loss) from discontinued operations.
Discovery SHOP Portfolio
In April 2021, the Company sold a portfolio of 10 SHOP assets for $334 million, resulting in total gain on sale of $9 million, which is recognized in income (loss) from discontinued operations. Also included in this transaction was the sale of two mezzanine loans and two preferred equity investments for $21 million, resulting in no gain or loss on sale of the investments (collectively, the “Discovery SHOP Portfolio”).
Sonata SHOP Portfolio
In April 2021, the Company sold a portfolio of five SHOP assets for $64 million, resulting in total gain on sale of $3 million, which is recognized in income (loss) from discontinued operations.
SLC SHOP Portfolio
In May 2021, the Company sold seven SHOP assets for $113 million and repaid $70 million of mortgage debt that was held on six of the assets, resulting in total gain on sale of $1 million, which is recognized in income (loss) from discontinued operations.
Hoag Hospital Disposition
In May 2021, the Company sold one hospital for $226 million through the exercise of a purchase option by a tenant, resulting in gain on sale of $172 million.
2021 Other Dispositions
In addition to the sales discussed above, during the three months ended June 30, 2021, the Company sold the following: (i) six SHOP assets for $44 million, (ii) three senior housing triple-net assets for $12 million, and (iii) four MOBs for $21 million, resulting in total gain on sales of $10 million ($7 million of which is recognized in income (loss) from discontinued operations). In addition to the sales for the three months ended June 30, 2021 discussed above, during the six months ended June 30, 2021, the Company sold one SHOP asset for $5 million, resulting in an immaterial gain on sale, which is recognized in income (loss) from discontinued operations.

2020 Dispositions of Real Estate
During the three months ended June 30, 2020, the Company sold the following: (i) two SHOP assets for $28 million and (ii) three MOBs for $106 million (through the exercise of a purchase option by a tenant), resulting in total gain on sales of $83 million ($2 million of which is recognized in income (loss) from discontinued operations).
During the six months ended June 30, 2020, the Company sold the following: (i) 9 SHOP assets for $64 million, (ii) 18 senior housing triple-net assets for $385 million (representative of the 18 facilities sold to Brookdale under the 2019 MTCA - see Note 3), and (iii) 3 MOBs for $106 million (through the exercise of a purchase option by a tenant), resulting in total gain on sales of $247 million ($164 million of which is recognized in income (loss) from discontinued operations).
Aegis NNN Portfolio
In December 2020, the Company sold 10 senior housing triple-net assets (the “Aegis NNN Portfolio”) for $358 million and repaid $6 million of variable rate secured mortgage debt held on one asset, resulting in total gain on sale of $228 million, which is recognized in income (loss) from discontinued operations.
Atria SHOP Portfolio
In December 2020, the Company sold 12 SHOP assets (the “Atria SHOP Portfolio”) for $312 million, resulting in total gain on sale of $39 million, which is recognized in income (loss) from discontinued operations. The Company provided the buyer with financing of $61 million on four of the assets sold (see Note 7).
2020 Other Dispositions
In addition to the portfolio sales discussed above, during the year ended December 31, 2020, the Company sold the following: (i) 23 SHOP assets for $190 million, (ii) 21 senior housing triple-net assets for $428 million (inclusive of the 18 facilities sold to Brookdale under the 2019 MTCA - see Note 3), (iii) 11 MOBs for $136 million (inclusive of the exercise of a purchase option by a tenant to acquire 3 MOBs in San Diego, California), (iv) 2 MOB land parcels for $3 million, and (v) 1 asset from other non-reportable segments for $1 million, resulting in total gain on sales of $283 million ($193 million of which is recognized in income (loss) from discontinued operations).
Held for Sale and Discontinued Operations
During 2020, the Company established and began executing a plan to dispose of its senior housing triple-net and SHOP properties. As of December 31, 2020, the Company concluded that the planned dispositions represented a strategic shift that has had and will have a major effect on the Company’s operations and financial results. Therefore, senior housing triple-net and SHOP assets meeting the held for sale criteria on or before June 30, 2021 are classified as discontinued operations in all periods presented herein.

The following summarizes the assets and liabilities classified as discontinued operations at June 30, 2021 and December 31, 2020, which are included in assets held for sale and discontinued operations, net and liabilities related to assets held for sale and discontinued operations, net, respectively, on the consolidated balance sheets (in thousands):

	June 30, 2021	December 31, 2020
ASSETS
Real estate:
Buildings and improvements	$106,495	$2,553,254
Development costs and construction in progress	11,255	21,509
Land	24,215	355,803
Accumulated depreciation and amortization	(42,999)	(615,708)
Net real estate	98,966	2,314,858
Investments in and advances to unconsolidated joint ventures	—	5,842
Accounts receivable, net of allowance of $4,951 and $5,873	10,928	20,500
Cash and cash equivalents	17,354	53,085
Restricted cash	974	17,168
Intangible assets, net	6,596	24,541
Right-of-use asset, net	104	4,109
Other assets, net(1)	29,908	103,965
Total assets of discontinued operations, net(2)	164,830	2,544,068
Assets held for sale, net(3)	81,977	82,238
Assets held for sale and discontinued operations, net	$246,807	$2,626,306
LIABILITIES
Mortgage debt(4)	$37,069	$318,876
Lease liability	104	3,189
Accounts payable, accrued liabilities, and other liabilities	26,564	79,411
Deferred revenue	797	11,442
Total liabilities of discontinued operations, net(2)	64,534	412,918
Liabilities related to assets held for sale, net(3)	738	2,819
Liabilities related to assets held for sale and discontinued operations, net	$65,272	$415,737
_______________________________________
(1)Includes goodwill of $22 million and $29 million as of June 30, 2021 and December 31, 2020, respectively.
(2)At June 30, 2021, four senior housing triple-net facilities and eight SHOP facilities were classified as held for sale and discontinued operations. At December 31, 2020, 41 senior housing triple-net facilities, 97 SHOP facilities, and 1 SHOP joint venture were classified as held for sale and discontinued operations.
(3)As of June 30, 2021, primarily comprised of the following: (i) four MOBs with net real estate assets of $26 million and right-of-use asset, net of $3 million and (ii) two loans receivable with a total carrying value of $53 million. As of December 31, 2020, primarily comprised of six MOBs with net real estate assets of $73 million and deferred revenue of $2 million.
(4)During the three months ended June 30, 2021 and 2020, the Company made full and partial repayments of mortgage debt classified as discontinued operations of $241 million and $1 million, respectively. During the six months ended June 30, 2021 and 2020, the Company made full and partial repayments of mortgage debt classified as discontinued operations of $281 million and $6 million, respectively.

The results of discontinued operations through June 30, 2021, or the disposal date of each asset or portfolio of assets if they have been sold, are included in the consolidated results for the three and six months ended June 30, 2021 and 2020. Summarized financial information for discontinued operations for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental and related revenues	$1,613	$24,110	$6,841	$56,481
Resident fees and services	30,273	155,771	103,270	327,496
Total revenues	31,886	179,881	110,111	383,977
Costs and expenses:
Interest expense	1,177	2,727	3,853	5,412
Depreciation and amortization	—	38,797	—	102,961
Operating	33,647	138,033	105,165	276,669
Transaction costs	—	254	76	539
Impairments and loan loss reserves (recoveries), net	10,995	17,213	10,995	45,229
Total costs and expenses	45,819	197,024	120,089	430,810
Other income (expense):
Gain (loss) on sales of real estate, net	122,238	1,579	381,900	164,379
Other income (expense), net	128	2,171	6,012	2,126
Total other income (expense), net	122,366	3,750	387,912	166,505
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	108,433	(13,393)	377,934	119,672
Income tax benefit (expense)	302	7,452	1,124	10,628
Equity income (loss) from unconsolidated joint ventures	5,225	649	4,910	(184)
Income (loss) from discontinued operations	$113,960	$(5,292)	$383,968	$130,116
Impairments of Real Estate
2021
During the three and six months ended June 30, 2021, the Company recognized an impairment charge of $4 million related to one SHOP asset classified as held for sale, which is reported in income (loss) from discontinued operations. Following a reduction in the expected sales price of the asset occurring in the second quarter of 2021, the Company wrote down its carrying value of $20 million to its fair value, less estimated costs to sell, of $16 million.
The fair value of the impaired asset was based on a forecasted sales price, which is considered to be a Level 3 measurement within the fair value hierarchy. The Company’s forecasted sales prices are typically determined using an income approach and/or a market approach (comparable sales model), which rely on certain assumptions by management, including: (i) market capitalization rates, (ii) comparable market transactions, (iii) estimated prices per unit, (iv) negotiations with prospective buyers, and (v) forecasted cash flow streams (lease revenue rates, expense rates, growth rates, etc.). There are inherent uncertainties in making these assumptions. For the Company’s impairment calculation as of June 30, 2021, the Company’s fair value estimate primarily relied on a market approach and utilized comparable market transactions and negotiations with prospective buyers.
2020
During the three months ended June 30, 2020, the Company recognized an aggregate impairment charge of $19 million ($17 million of which is reported in income (loss) from discontinued operations) related to 12 SHOP assets, 2 senior housing triple-net assets, 1 MOB, and 1 undeveloped MOB land parcel as a result of being classified as held for sale and wrote down their aggregate carrying value of $108 million to their aggregate fair value, less estimated costs to sell, of $89 million.
During the six months ended June 30, 2020, the Company recognized an aggregate impairment charge of $50 million ($45 million of which is reported in income (loss) from discontinued operations) related to 20 SHOP assets, 4 senior housing triple-net assets, 2 MOBs, and 1 undeveloped MOB land parcel as a result of being classified as held for sale and wrote down their aggregate carrying value of $231 million to their aggregate fair value, less estimated costs to sell, of $181 million.

For the Company’s impairment calculations during the six months ended and as of June 30, 2020, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $35,000 to $238,000, with a weighted average price based on relative fair value of $90,000.
Goodwill Impairment
When testing goodwill for impairment, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company recognizes an impairment loss for the amount by which the carrying value, including goodwill, exceeds the reporting unit’s fair value. Following the senior housing triple-net and SHOP dispositions during the period, the Company performed an impairment assessment to evaluate the fair value of its reporting units as of June 30, 2021. These fair value estimates primarily relied on a market approach, utilizing comparable market transactions, forecasted sales prices, and negotiations with prospective buyers. These estimates are considered to be a Level 3 measurement within the fair value hierarchy, and are subject to inherent uncertainties.
As a result of this assessment, during the three and six months ended June 30, 2021, the Company recognized a $7 million goodwill impairment charge reported in income (loss) from discontinued operations as the fair value of the remaining assets based on forecasted sales prices was less than the carrying value of the assets, including the related goodwill. The fair value was greater than the carrying value of the assets and related goodwill of all other reporting units, and as a result, no impairment loss was recognized.
Deferred Tax Asset Valuation Allowance
In conjunction with the Company establishing a plan during the year ended December 31, 2020 to dispose of all of its SHOP assets and classifying such assets as discontinued operations, the Company concluded it was more likely than not that it would no longer realize the future value of certain deferred tax assets generated by the net operating losses of its taxable REIT subsidiary entities. Accordingly, the Company recognized a deferred tax asset valuation allowance of $33 million as of December 31, 2020.
As of June 30, 2021, the Company had a deferred tax asset valuation allowance of $34 million.
NOTE 6.  Leases

Lease Income
The following table summarizes the Company’s lease income, excluding discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed income from operating leases	$268,290	$231,569	$531,246	$457,795
Variable income from operating leases	72,352	56,684	137,368	112,775
Interest income from direct financing leases	2,180	2,150	4,343	5,419
Direct Financing Leases
Net investment in DFLs consists of the following (dollars in thousands):

	June 30, 2021	December 31, 2020
Present value of minimum lease payments receivable	$5,579	$9,804
Present value of estimated residual value	44,706	44,706
Less deferred selling profits	(5,579)	(9,804)
Net investment in direct financing leases	$44,706	$44,706
Direct Financing Lease Internal Ratings
At June 30, 2021, the Company had one hospital under a DFL with a carrying amount of $45 million and an internal rating of “performing”.

2020 Direct Financing Lease Sale
During the first quarter of 2020, the Company sold a hospital under a DFL for $82 million and recognized a gain on sale of $42 million, which is included in other income (expense), net.
COVID-19 Rent Deferrals
During the second and third quarters of 2020, the Company agreed to defer rent from certain tenants in the medical office segment that were impacted by COVID-19, with the requirement that all deferred rent be repaid by the end of 2020. Under this program, through June 30, 2020, approximately $6 million of rent was deferred for the medical office segment, all of which had been collected as of December 31, 2020.
Additionally, through June 30, 2020, the Company granted approximately $1 million of rent deferrals to certain tenants in the life science segment that were impacted by COVID-19, all of which had been collected as of December 31, 2020.
No such deferrals were granted during the three and six months ended June 30, 2021.
The rent deferrals granted do not impact the pattern of revenue recognition or amount of revenue recognized (refer to Note 2 for additional information).
NOTE 7.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	June 30, 2021	December 31, 2020
Secured loans(1)	$416,729	$161,530
Mezzanine and other	22,943	44,347
Unamortized discounts, fees, and costs	(6,398)	(222)
Reserve for loan losses	(4,198)	(10,280)
Loans receivable, net	$429,076	$195,375
_______________________________________
(1)At June 30, 2021, the Company had $61 million remaining of commitments to fund senior housing redevelopment and capital expenditure projects. At December 31, 2020, the Company had $11 million remaining of commitments to fund senior housing redevelopment and capital expenditure projects.
SHOP Seller Financing
In conjunction with the sale of 32 SHOP facilities in the Sunrise Senior Housing Portfolio for $664 million in January 2021 (see Note 5), the Company provided the buyer with initial financing of $410 million. The remainder of the sales price was received in cash at the time of sale. Additionally, the Company agreed to provide up to $92 million of additional financing for capital expenditures (up to 65% of the estimated cost of capital expenditures). The additional financing was subsequently reduced to $56 million in conjunction with the principal repayments discussed below, none of which had been funded as of June 30, 2021. The initial and additional financing is secured by the buyer's equity ownership in each property.
In conjunction with the sale of 16 additional SHOP facilities for $230 million in January 2021 (see Note 5), the Company provided the buyer with financing of $150 million. The remainder of the sales price was received in cash at the time of sale. The financing is secured by the buyer's equity ownership in each property.
In June 2021, the Company received principal repayments of $246 million on the initial financing provided in conjunction with the sale of the Sunrise Senior Housing Portfolio in January 2021. The Company accelerated recognition of $7 million of the related mark-to-market discount, which is included in interest income in the Consolidated Statements of Operations.
In December 2020, in conjunction with the sale of 4 of the 12 SHOP facilities in the Atria SHOP Portfolio for $94 million (see Note 5), the Company provided the buyer with financing of $61 million. The remainder of the sales price was received in cash at the time of sale. The financing is secured by the buyer's equity ownership in each of the four properties.

During the first quarter of 2021, the Company reduced the consideration and reported gain on sales of real estate and recognized a mark-to-market discount of $16 million for certain transactions with seller financing. The Company’s discount is based on the difference between the stated interest rates (ranging from 3.50% to 4.50%) and corresponding prevailing market rates of approximately 5.25% as of the transaction dates. The discount is recognized as interest income over the term of the discounted loans (ranging from one to three years) using the effective interest rate method. During the three and six months ended June 30, 2021, the Company recognized $9 million and $10 million, respectively, of non-cash interest income related to the amortization of its mark-to-market discounts, of which $7 million was recognized as a result of the accelerated recognition discussed above related to the Sunrise Senior Housing Portfolio. The Company did not recognize any non-cash interest income associated with seller financing notes receivable during the three and six months ended June 30, 2020.
2021 Other Loans Receivable Transactions
The Company classifies a loan receivable as held for sale when management no longer has the intent and ability to hold the loan receivable for the foreseeable future or until maturity. If a loan receivable is classified as held for sale, previously recorded reserves for loan losses are reversed and the loan is reported at the lower of amortized cost or fair value. At June 30, 2021, two loans receivable with a total amortized cost of $64 million were classified as held for sale (see Note 5). Upon the transfer of these two loans to held for sale, the carrying value was decreased by $11 million to estimated fair value of $53 million, $8 million of which was previously recognized as a reserve for loan losses. As a result, a $3 million net loss was recognized in impairments and loan loss reserves (recoveries), net during the three and six months ended June 30, 2021.
These fair value estimates were made for each individual loan classified as held for sale and primarily relied on a market approach, utilizing comparable market transactions, forecasted sales prices, and negotiations with prospective buyers. These estimates are considered to be a Level 3 measurement within the fair value hierarchy, and are subject to inherent uncertainties.
In April 2021, the Company sold two mezzanine loans as part of the Discovery SHOP Portfolio disposition (see Note 5), resulting in no gain or loss on sale of the mezzanine loans.
In May 2021, the Company received a $10 million principal repayment related to one of its secured loans.
In July 2021, the Company received repayment of the outstanding balance of an $8 million secured loan.
2020 Other Loans Receivable Transactions
For certain residents that qualify, CCRCs may offer to lend residents the necessary funds to satisfy the entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. The loans are due upon sale of the previous residence. Upon completing the CCRC Acquisition (see Note 3) in January 2020, the Company began consolidating 13 CCRCs, which held approximately $30 million of such notes receivable from various community residents at the time of acquisition. At June 30, 2021 and December 31, 2020, the Company held $22 million and $23 million of such notes receivable, respectively, which are included in mezzanine and other in the table above.
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

The following table summarizes, by year of origination, the Company’s internal ratings for loans receivable, net of unamortized discounts, fees, and costs and reserves for loan losses, as of June 30, 2021 (dollars in thousands):

Investment Type	Year of Origination						Total
	2021	2020	2019	2018	2017	Prior
Secured loans
Risk rating:
Performing loans	$307,375	$89,315	$9,458	$—	$—	$—	$406,148
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total secured loans	$307,375	$89,315	$9,458	$—	$—	$—	$406,148
Mezzanine and other
Risk rating:
Performing loans	$19,324	$3,492	$112	$—	$—	$—	$22,928
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total mezzanine and other	$19,324	$3,492	$112	$—	$—	$—	$22,928
Reserve for Loan Losses
The Company evaluates the liquidity and creditworthiness of its borrowers on a quarterly basis. The Company’s evaluation considers industry and economic conditions, individual and portfolio property performance, credit enhancements, liquidity, and other factors. The Company’s borrowers furnish property, portfolio, and guarantor/operator-level financial statements, among other information, on a monthly or quarterly basis, which the Company utilizes to calculate the debt service coverages used in its assessment of internal ratings, which is a primary credit quality indicator. Debt service coverage information is evaluated together with other property, portfolio, and operator performance information, including revenue, expense, NOI, occupancy, rental rates, capital expenditures, and EBITDA (defined as earnings before interest, tax, and depreciation and amortization), along with other liquidity measures.
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
The following table summarizes the Company’s reserve for loan losses (in thousands):

	June 30, 2021			December 31, 2020
	Secured Loans	Mezzanine and Other	Total	Secured Loans	Mezzanine and Other	Total
Reserve for loan losses, beginning of period	$3,152	$7,128	$10,280	$—	$—	$—
Cumulative-effect of adopting of ASU 2016-13 to beginning retained earnings	—	—	—	513	907	1,420
Expected loan losses related to loans sold(1)	—	(675)	(675)	(259)	(8,135)	(8,394)
Expected loan losses related to loans transferred to held for sale(2)	(498)	(7,340)	(7,838)	—	—	—
Provision for expected loan losses	1,529	902	2,431	2,898	14,356	17,254
Reserve for loan losses, end of period	$4,183	$15	$4,198	$3,152	$7,128	$10,280
_______________________________________
(1)Includes two loans sold during the six months ended June 30, 2021 and three loans sold during the year ended December 31, 2020.
(2)Includes two loans held for sale at June 30, 2021.
Additionally, at June 30, 2021 and December 31, 2020, a liability of $0.2 million and $1 million, respectively, related to expected credit losses for unfunded loan commitments was included in accounts payable, accrued liabilities, and other liabilities.

Credit loss expenses and recoveries are recorded in impairments and loan loss reserves (recoveries), net. During the three months ended June 30, 2021 and 2020, the net credit loss expense was $1 million and $5 million, respectively. During the six months ended June 30, 2021 and 2020, the net credit loss expense was $4 million and $13 million, respectively. The change in the reserve for expected loan losses during the three and six months ended June 30, 2021 is primarily due to the following: (i) principal repayments on loans receivable, (ii) transfers of loans receivable held for investment to loans receivable held for sale, (iii) the sale of two mezzanine loans as part of the Discovery SHOP Portfolio disposition (see Note 5), and (iv) a more positive economic outlook on COVID-19.
NOTE 8.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method, excluding investments classified as discontinued operations (dollars in thousands):

				Carrying Amount
				June 30,	December 31,
Entity(1)(2)	Segment	Property Count(3)	Ownership %(3)	2021	2020
SWF SH JV	Other	19	54	$352,368	$357,581
Life Science JV	Life science	1	49	24,505	24,879
Medical Office JVs(4)	Medical office	3	20 - 67	9,501	9,673
CCRC JV(5)	CCRC	—	—	2,041	1,581
Other JVs(6)	Other	—	—	—	9,157
				$388,415	$402,871
_______________________________________
(1)These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)Excludes the Otay Ranch JV (90% ownership percentage), which is classified as discontinued operations and had an aggregate carrying value of $6 million at December 31, 2020 (see Note 5). In April 2021, the SHOP property in the Otay Ranch JV was sold, resulting in the Company’s share of proceeds of $32 million and a gain on sale of $5 million recognized in equity income (loss) from unconsolidated joint ventures within income (loss) from discontinued operations.
(3)Property count and ownership percentage are as of June 30, 2021.
(4)Includes three unconsolidated medical office joint ventures in which the Company holds an ownership percentage as follows: (i) Ventures IV (20%); (ii) Ventures III (30%); and (iii) Suburban Properties, LLC (67%).
(5)See Note 3 for a discussion of the 2019 MTCA with Brookdale, including the acquisition of Brookdale’s interest in 13 of the 15 communities in the CCRC JV in January 2020. In May 2021, the two remaining CCRCs were sold for $38 million, $19 million of which represents the Company’s 49% interest, resulting in an immaterial gain on sale recorded within equity income (loss) from unconsolidated joint ventures.
(6)In April 2021, the Company sold its two preferred equity investments for their carrying value as part of the Discovery SHOP Portfolio disposition (see Note 5). At December 31, 2020, includes two unconsolidated other joint ventures in which the Company’s ownership percentage is as follows: (i) Discovery Naples JV (41%) and (ii) Discovery Sarasota JV (47%).
NOTE 9.  Intangibles

Intangible assets primarily consist of lease-up intangibles and above market tenant lease intangibles. The following table summarizes the Company’s intangible lease assets (dollars in thousands):

Intangible lease assets	June 30, 2021	December 31, 2020
Gross intangible lease assets	$794,423	$761,328
Accumulated depreciation and amortization	(282,811)	(241,411)
Intangible assets, net(1)	$511,612	$519,917

Weighted average remaining amortization period in years	6	5
_______________________________________
(1)Excludes intangible assets reported in assets held for sale and discontinued operations, net of $7 million and $25 million as of June 30, 2021 and December 31, 2020, respectively.

Intangible liabilities consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (dollars in thousands):

Intangible lease liabilities	June 30, 2021	December 31, 2020
Gross intangible lease liabilities	$197,623	$194,565
Accumulated depreciation and amortization	(58,507)	(50,366)
Intangible liabilities, net	$139,116	$144,199

Weighted average remaining amortization period in years	8	8
During the six months ended June 30, 2021, in conjunction with the Company’s acquisitions of real estate, the Company acquired intangible assets of $44 million and intangible liabilities of $6 million. The intangible assets and liabilities acquired had a weighted average amortization period at acquisition of 9 years and 7 years, respectively.
During the year ended December 31, 2020, in conjunction with the Company’s acquisitions of real estate, the Company acquired intangible assets of $352 million and intangible liabilities of $83 million. The intangible assets and intangible liabilities acquired had a weighted average amortization period at acquisition of 7 years and 9 years, respectively.
NOTE 10.  Debt

Bank Line of Credit and Term Loan
On May 23, 2019, the Company executed a $2.5 billion unsecured revolving line of credit facility (the “Revolving Facility”), which matures on May 23, 2023 and contains two six-month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at LIBOR plus a margin that depends on credit ratings of the Company’s senior unsecured long-term debt. The Company pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on those credit ratings at June 30, 2021, the margin on the Revolving Facility was 0.83% and the facility fee was 0.15%. At June 30, 2021 and December 31, 2020, the Company had no balance outstanding under the Revolving Facility.
In May 2019, the Company also entered into a $250 million unsecured term loan facility, which the Company fully drew down during the second quarter of 2019 (the “2019 Term Loan” and, together with the Revolving Facility, the “Facilities”). The 2019 Term Loan matures on May 23, 2024. Based on credit ratings for the Company’s senior unsecured long-term debt at June 30, 2021, the 2019 Term Loan accrues interest at a rate of LIBOR plus 0.90%, with a weighted average effective interest rate of 1.09%.
In July 2021, the Company repaid the $250 million outstanding balance on the 2019 Term Loan.
The Facilities include a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. The Facilities also contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.0 billion. At June 30, 2021, the Company believes it was in compliance with each of these restrictions and requirements of the Facilities.
Commercial Paper Program
In September 2019, the Company established an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, unsecured short-term debt securities with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time. In April 2021, the Company increased the maximum aggregate face or principal amount that can be outstanding at any one time from $1.0 billion to $1.25 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company uses its Revolving Facility as a liquidity backstop for the repayment of unsecured short-term debt securities issued under the Commercial Paper Program. At June 30, 2021, the Company had $720 million of securities outstanding under the Commercial Paper Program, with original maturities of approximately one month and a weighted average interest rate of 0.24%. At December 31, 2020, the Company had $130 million of securities outstanding under the Commercial Paper Program, with original maturities of approximately one month and a weighted average interest rate of 0.30%.

Senior Unsecured Notes
At June 30, 2021, the Company had senior unsecured notes outstanding with an aggregate principal balance of $3.75 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at June 30, 2021.
The following table summarizes the Company’s senior unsecured notes repurchases and redemptions during the six months ended June 30, 2021 (dollars in thousands):

Payoff Date	Amount	Coupon Rate	Maturity Year
May 19, 2021(1)	$251,806	3.40%	2025
May 19, 2021(1)	298,194	4.00%	2025
February 26, 2021(2)	188,000	4.25%	2023
February 26, 2021(2)	149,000	4.20%	2024
February 26, 2021(2)	331,000	3.88%	2024
January 28, 2021(2)	112,000	4.25%	2023
January 28, 2021(2)	201,000	4.20%	2024
January 28, 2021(2)	469,000	3.88%	2024
_______________________________________
(1)Upon repurchasing a portion of the 3.40% and 4.00% senior unsecured notes due 2025, the Company recognized a $61 million loss on debt extinguishment.
(2)Upon completing the repurchases and redemptions of all outstanding 4.25%, 4.20%, and 3.88% senior unsecured notes due 2023 and 2024, the Company recognized a $164 million loss on debt extinguishment.
There were no senior unsecured notes issuances during the six months ended June 30, 2021.
In July 2021, the Company completed its inaugural green bond offering. The net proceeds from the offering were allocated to the Company’s previous acquisition of Cambridge Discovery Park, completed in December 2020 (see Note 4), which has received LEED Gold certification and qualifies as an eligible green project. However, the Company may choose to allocate or re-allocate net proceeds to one more other eligible green projects. The senior unsecured notes were issued and the proceeds were received on July 12, 2021 as follows (dollars in thousands):

Issue Date	Amount	Coupon Rate	Maturity Year
July 12, 2021	$450,000	1.35%	2027
The following table summarizes the Company’s senior unsecured notes repurchases and redemptions during the year ended December 31, 2020 (dollars in thousands):

Payoff Date	Amount	Coupon Rate	Maturity Year
July 9, 2020(1)	$300,000	3.15%	2022
June 24, 2020(2)	250,000	4.25%	2023
_______________________________________
(1)Upon completing the redemption of all outstanding 3.15% senior unsecured notes due 2022, the Company recognized an $18 million loss on debt extinguishment.
(2)Upon repurchasing a portion of the 4.25% senior unsecured notes due 2023, the Company recognized a $26 million loss on debt extinguishment.

The following table summarizes the Company’s senior unsecured notes issuances during the year ended December 31, 2020 (dollars in thousands):

Issue Date	Amount	Coupon Rate	Maturity Year
June 23, 2020	$600,000	2.88%	2031

Mortgage Debt
At June 30, 2021 and December 31, 2020, the Company had $356 million and $217 million, respectively, in aggregate principal of mortgage debt outstanding (excluding mortgage debt on assets held for sale and discontinued operations), which was secured by 19 and 6 healthcare facilities, respectively, with an aggregate carrying value of $845 million and $517 million, respectively.
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
During the three and six months ended June 30, 2021, the Company made aggregate principal repayments of mortgage debt of $1 million and $3 million, respectively (excluding mortgage debt on assets held for sale and discontinued operations). During the three and six months ended June 30, 2020, the Company made aggregate principal repayments of mortgage debt of $1 million and $2 million, respectively (excluding mortgage debt on assets held for sale and discontinued operations).
In April 2021, in conjunction with the acquisition of the MOB Portfolio, the Company issued $142 million of secured mortgage debt (see Note 4) with a weighted average effective interest rate of 2.60% that matures in May 2026.
Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at June 30, 2021 (in thousands):

				Senior Unsecured Notes(3)		Mortgage Debt(4)
Year	Bank Line of Credit	Commercial Paper(1)	Term Loan(2)	Amount	Interest Rate	Amount	Interest Rate	Total
2021	$—	$—	$—	$—	—%	$10,159	4.86%	$10,159
2022	—	—	—	—	—%	4,843	3.80%	4,843
2023	—	720,000	—	—	—%	89,874	3.80%	809,874
2024	—	—	250,000	—	—%	3,050	3.80%	253,050
2025	—	—	—	800,000	3.93%	3,209	3.80%	803,209
Thereafter	—	—	—	2,950,000	3.68%	244,889	3.07%	3,194,889
	—	720,000	250,000	3,750,000		356,024		5,076,024
(Discounts), premium and debt costs, net	—	—	(697)	(39,028)		2,077		(37,648)
	—	720,000	249,303	3,710,972		358,101		5,038,376
Debt on assets held for sale and discontinued operations(5)	—	—	—	—		37,069		37,069
	$—	$720,000	$249,303	$3,710,972		$395,170		$5,075,445
_______________________________________
(1)Commercial Paper Program borrowings are backstopped by the Revolving Facility. As such, the Company calculates the weighted average remaining term of its Commercial Paper Program borrowings using the maturity date of the Revolving Facility.
(2)As of June 30, 2021, the Company had $250 million outstanding on the 2019 Term Loan, which was scheduled to mature on May 23, 2024. In July 2021, the Company repaid the $250 million outstanding balance on the 2019 Term Loan.
(3)Effective interest rates on the senior unsecured notes range from 3.10% to 6.91% with a weighted average effective interest rate of 3.75% and a weighted average maturity of 8 years. In July 2021, the Company issued $450 million aggregate principal amount of 1.35% senior unsecured notes due 2027 in its inaugural green bond offering.
(4)Excluding mortgage debt on assets classified as held for sale and discontinued operations, effective interest rates on the mortgage debt range from 2.42% to 5.91% with a weighted average effective interest rate of 3.28% and a weighted average maturity of 4 years.
(5)Represents mortgage debt on an asset held for sale reported in discontinued operations with an interest rate of 3.87% that matures in 2025.

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
DownREITs
In connection with the formation of certain limited liability companies (“DownREITs”), members may contribute appreciated real estate to a DownREIT in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if a contributed property is later sold by the DownREIT, the unamortized pre-contribution gain that exists at the date of sale is specifically allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Code (“make-whole payments”). These make-whole payments include a tax gross-up provision. These indemnification agreements have expirations terms that range through 2039 on a total of 29 properties.
NOTE 12.  Equity

Dividends
On July 29, 2021, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.30 per share. The common stock cash dividend will be paid on August 20, 2021 to stockholders of record as of the close of business on August 9, 2021.
During the three months ended June 30, 2021 and 2020, the Company declared and paid common stock cash dividends of $0.30 per share and $0.37 per share, respectively. During the six months ended June 30, 2021 and 2020, the Company declared and paid common stock cash dividends of $0.60 and $0.74 per share, respectively.
At-The-Market Equity Offering Program
The Company established an at-the-market equity offering program (“ATM Program”), which was most recently amended in May 2021 (as amended, the “2020 ATM Program”) to increase the size of the program from $1.25 billion to $1.50 billion, pursuant to which shares of common stock having an aggregate gross sales price of up to $1.50 billion may be sold (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. The use of a forward sale agreement allows the Company to lock in a share price on the sale of shares at the time the forward sales agreement is effective, but defer receiving the proceeds from the sale of shares until a later date.
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
At June 30, 2021, $1.50 billion of the Company’s common stock remained available for sale under the 2020 ATM Program.
ATM Forward Contracts
During the three and six months ended June 30, 2021 and the three months ended June 30, 2020, the Company did not utilize the forward provisions under any ATM Program. During the six months ended June 30, 2020, the Company utilized the forward provisions under a previous ATM Program established in 2019 (the “2019 ATM Program”) to allow for the sale of up to an aggregate of 2.0 million shares of its common stock at an initial weighted average net price of $35.23 per share, after commissions.

During the three months ended March 31, 2020, the Company settled all 16.8 million shares previously outstanding under ATM forward contracts at a weighted average net price of $31.38 per share, after commissions, resulting in net proceeds of $528 million. No shares were settled subsequent to March 31, 2020 and therefore, at June 30, 2021 and June 30, 2020, no shares remained outstanding under ATM forward contracts.
ATM Direct Issuances
During the three and six months ended June 30, 2021 and 2020, no shares of common stock were issued under the 2020 ATM Program or 2019 ATM Program.
Forward Equity Offerings
November 2019 Offering. In November 2019, the Company entered into a forward equity sales agreement (the "2019 forward equity sales agreement") to sell an aggregate of 15.6 million shares of its common stock (including shares sold through the exercise of underwriters’ options) at an initial net price of $34.46 per share, after underwriting discounts and commissions, which was subject to adjustments for: (i) accrued interest, (ii) the forward purchasers’ stock borrowing costs, and (iii) certain fixed price reductions during the term of the agreement. During the three months ended March 31, 2020, the Company settled all 15.6 million shares under the 2019 forward equity sales agreement at a weighted average net price of $34.18 per share, resulting in net proceeds of $534 million (total net proceeds of $1.06 billion, when aggregated with the net proceeds from settling ATM forward contracts, as discussed above). Therefore, at June 30, 2021 and June 30, 2020, no shares remained outstanding under the 2019 forward equity sales agreement.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	June 30, 2021	December 31, 2020
Unrealized gains (losses) on derivatives, net	$—	$(81)
Supplemental Executive Retirement Plan minimum liability	(3,389)	(3,604)
Total accumulated other comprehensive income (loss)	$(3,389)	$(3,685)

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
Refer to Note 12 for a discussion of the sale of shares under and settlement of forward sales agreements during the periods presented. The Company considered the potential dilution resulting from the forward agreements to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to calculate the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. The aggregate effect on the Company’s diluted weighted-average common shares for the six months ended June 30, 2021 and 2020 was zero and 0.8 million weighted-average incremental shares, respectively, from the forward equity sales agreements.

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Income (loss) from continuing operations	$168,065	$60,341	$47,480	$207,473
Noncontrolling interests' share in continuing operations	(3,535)	(3,486)	(6,841)	(6,949)
Income (loss) from continuing operations attributable to Healthpeak Properties, Inc.	164,530	56,855	40,639	200,524
Less: Participating securities' share in continuing operations	(287)	(375)	(2,732)	(1,800)
Income (loss) from continuing operations applicable to common shares	164,243	56,480	37,907	198,724
Income (loss) from discontinued operations	113,960	(5,292)	383,968	130,116
Noncontrolling interests' share in discontinued operations	(2,210)	(57)	(2,539)	(54)
Net income (loss) applicable to common shares	$275,993	$51,131	$419,336	$328,786
Numerator - Dilutive
Net income (loss) applicable to common shares	$275,993	$51,131	$419,336	$328,786
Add: distributions on dilutive convertible units and other	1,540	—	—	—
Dilutive net income (loss) available to common shares	$277,533	$51,131	$419,336	$328,786
Denominator
Basic weighted average shares outstanding	538,929	538,262	538,805	522,427
Dilutive potential common shares - equity awards(1)	264	255	276	263
Dilutive potential common shares - forward equity agreements(2)	—	—	—	808
Dilutive potential common shares - DownREIT conversions	5,501	—	—	—
Diluted weighted average common shares	544,694	538,517	539,081	523,498
Basic earnings (loss) per common share
Continuing operations	$0.30	$0.10	$0.07	$0.38
Discontinued operations	0.21	(0.01)	0.71	0.25
Net income (loss) applicable to common shares	$0.51	$0.09	$0.78	$0.63
Diluted earnings (loss) per common share
Continuing operations	$0.30	$0.10	$0.07	$0.38
Discontinued operations	0.21	(0.01)	0.71	0.25
Net income (loss) applicable to common shares	$0.51	$0.09	$0.78	$0.63
_______________________________________
(1)For all periods presented, represents the dilutive impact of 1 million outstanding equity awards (restricted stock units and stock options).
(2)For the three and six months ended June 30, 2021, forward sales agreements had no dilutive impact as all agreements were settled prior to the start of the period. For the six months ended June 30, 2020, represents the dilutive impact of 32 million shares that were settled during the six months then ended. For the three months ended June 30, 2020, forward sales agreements had no dilutive impact as all agreements were settled prior to the start of the period.
For the three months ended June 30, 2021, 6 million out of 7 million DownREIT shares were dilutive. For all other periods presented in the table above, all 7 million shares issuable upon conversion of DownREIT units were not included because they were anti-dilutive.
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

In December 2020, as a result of a change in how operating results are reported to the Company’s CODMs, the Company’s hospitals were reclassified from other non-reportable segments to the medical office segment and the Company’s one remaining unconsolidated investment in a senior housing joint venture was reclassified from the SHOP segment to other non-reportable segments.
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
NOI and Adjusted NOI include the Company’s share of income (loss) from unconsolidated joint ventures and exclude noncontrolling interests’ share of income (loss) from consolidated joint ventures. Management believes that Adjusted NOI is an important supplemental measure because it provides relevant and useful information by reflecting only income and operating expense items that are incurred at the property level and presenting it on an unlevered basis. Additionally, management believes that net income (loss) is the most directly comparable GAAP measure to NOI and Adjusted NOI. NOI and Adjusted NOI should not be viewed as alternative measures of operating performance to net income (loss) as defined by GAAP since they do not reflect various excluded items.
Non-segment assets consist of assets in the Company’s other non-reportable segments and corporate non-segment assets. Corporate non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, accounts receivable, net, loans receivable, marketable equity securities, other assets, real estate assets held for sale and discontinued operations, and liabilities related to assets held for sale.

The following tables summarize information for the reportable segments (in thousands):
For the three months ended June 30, 2021:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$177,527	$165,295	$117,308	$16,108	$—	$476,238
Government grant income(1)	—	—	87	—	—	87
Less: Interest income	—	—	—	(16,108)	—	(16,108)
Healthpeak’s share of unconsolidated joint venture total revenues	1,412	710	2,415	16,740	—	21,277
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	—	583	—	583
Noncontrolling interests’ share of consolidated joint venture total revenues	(75)	(8,825)	—	—	—	(8,900)
Operating expenses	(40,724)	(54,648)	(94,760)	—	—	(190,132)
Healthpeak’s share of unconsolidated joint venture operating expenses	(428)	(317)	(2,208)	(12,451)	—	(15,404)
Noncontrolling interests’ share of consolidated joint venture operating expenses	21	2,552	—	—	—	2,573
Adjustments to NOI(2)	(12,366)	(2,003)	1,226	(27)	—	(13,170)
Adjusted NOI	125,367	102,764	24,068	4,845	—	257,044
Plus: Adjustments to NOI(2)	12,366	2,003	(1,226)	27	—	13,170
Interest income	—	—	—	16,108	—	16,108
Interest expense	(48)	(786)	(1,924)	—	(35,923)	(38,681)
Depreciation and amortization	(76,955)	(63,371)	(31,133)	—	—	(171,459)
General and administrative	—	—	—	—	(24,088)	(24,088)
Transaction costs	21	35	(657)	(18)	—	(619)
Impairments and loan loss reserves	—	—	—	(931)	—	(931)
Gain (loss) on sales of real estate, net	—	175,238	—	—	—	175,238
Gain (loss) on debt extinguishments	—	—	—	—	(60,865)	(60,865)
Other income (expense), net	28	(175)	165	—	1,716	1,734
Less: Government grant income	—	—	(87)	—	—	(87)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(984)	(393)	(207)	(4,872)	—	(6,456)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	54	6,273	—	—	—	6,327
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	59,849	221,588	(11,001)	15,159	(119,160)	166,435
Income tax benefit (expense)	—	—	—	—	763	763
Equity income (loss) from unconsolidated joint ventures	111	137	639	(20)	—	867
Income (loss) from continuing operations	59,960	221,725	(10,362)	15,139	(118,397)	168,065
Income (loss) from discontinued operations	—	—	—	—	113,960	113,960
Net income (loss)	$59,960	$221,725	$(10,362)	$15,139	$(4,437)	$282,025
_______________________________________
(1)Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the Consolidated Statements of Operations (see Note 2).
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

For the three months ended June 30, 2020:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$138,496	$151,844	$113,926	$4,293	$—	$408,559
Government grant income(1)	—	—	11,871	—	—	11,871
Less: Interest income	—	—	—	(4,230)	—	(4,230)
Healthpeak’s share of unconsolidated joint venture total revenues	—	691	4,781	18,682	—	24,154
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	534	270	—	804
Noncontrolling interests’ share of consolidated joint venture total revenues	(57)	(8,347)	—	—	—	(8,404)
Operating expenses	(34,205)	(49,355)	(94,248)	—	—	(177,808)
Healthpeak’s share of unconsolidated joint venture operating expenses	—	(276)	(4,826)	(13,681)	—	(18,783)
Noncontrolling interests’ share of consolidated joint venture operating expenses	18	2,507	—	—	—	2,525
Adjustments to NOI(2)	(2,779)	(465)	18	99	—	(3,127)
Adjusted NOI	101,473	96,599	32,056	5,433	—	235,561
Plus: Adjustments to NOI(2)	2,779	465	(18)	(99)	—	3,127
Interest income	—	—	—	4,230	—	4,230
Interest expense	(60)	(100)	(1,969)	—	(52,694)	(54,823)
Depreciation and amortization	(52,356)	(55,904)	(31,426)	(5)	—	(139,691)
General and administrative	—	—	—	—	(23,720)	(23,720)
Transaction costs	(1)	—	(368)	(4)	—	(373)
Impairments and loan loss reserves	—	(2,119)	—	(4,718)	—	(6,837)
Gain (loss) on sales of real estate, net	—	81,284	—	—	—	81,284
Gain (loss) on debt extinguishments	—	—	—	—	(25,824)	(25,824)
Other income (expense), net	—	—	14,142	—	3,273	17,415
Less: Government grant income	—	—	(11,871)	—	—	(11,871)
Less: Healthpeak’s share of unconsolidated joint venture NOI	—	(415)	(489)	(5,271)	—	(6,175)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	39	5,840	—	—	—	5,879
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	51,874	125,650	57	(434)	(98,965)	78,182
Income tax benefit (expense)	—	—	—	—	(106)	(106)
Equity income (loss) from unconsolidated joint ventures	—	210	401	(18,346)	—	(17,735)
Income (loss) from continuing operations	51,874	125,860	458	(18,780)	(99,071)	60,341
Income (loss) from discontinued operations	—	—	—	—	(5,292)	(5,292)
Net income (loss)	$51,874	$125,860	$458	$(18,780)	$(104,363)	$55,049
______________________________________________________________________________
(1)Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the Consolidated Statements of Operations (see Note 2).
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

For the six months ended June 30, 2021:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$347,461	$325,496	$233,436	$25,121	$—	$931,514
Government grant income(1)	—	—	1,397	—	—	1,397
Less: Interest income	—	—	—	(25,121)	—	(25,121)
Healthpeak’s share of unconsolidated joint venture total revenues	2,749	1,425	6,903	33,493	—	44,570
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	199	810	—	1,009
Noncontrolling interests’ share of consolidated joint venture total revenues	(140)	(17,751)	—	—	—	(17,891)
Operating expenses	(80,185)	(105,769)	(185,939)	—	—	(371,893)
Healthpeak’s share of unconsolidated joint venture operating expenses	(853)	(611)	(6,953)	(25,046)	—	(33,463)
Noncontrolling interests’ share of consolidated joint venture operating expenses	41	5,056	—	—	—	5,097
Adjustments to NOI(2)	(24,176)	(3,926)	1,246	85	—	(26,771)
Adjusted NOI	244,897	203,920	50,289	9,342	—	508,448
Plus: Adjustments to NOI(2)	24,176	3,926	(1,246)	(85)	—	26,771
Interest income	—	—	—	25,121	—	25,121
Interest expense	(150)	(881)	(3,842)	—	(80,651)	(85,524)
Depreciation and amortization	(145,388)	(121,326)	(62,283)	—	—	(328,997)
General and administrative	—	—	—	—	(48,990)	(48,990)
Transaction costs	(11)	(295)	(1,090)	(21)	—	(1,417)
Impairments and loan loss reserves	—	—	—	(4,173)	—	(4,173)
Gain (loss) on sales of real estate, net	—	175,238	—	—	—	175,238
Gain (loss) on debt extinguishments	—	—	—	—	(225,157)	(225,157)
Other income (expense), net	33	(2,454)	2,341	482	3,532	3,934
Less: Government grant income	—	—	(1,397)	—	—	(1,397)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(1,896)	(814)	(149)	(9,257)	—	(12,116)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	99	12,695	—	—	—	12,794
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	121,760	270,009	(17,377)	21,409	(351,266)	44,535
Income tax benefit (expense)	—	—	—	—	755	755
Equity income (loss) from unconsolidated joint ventures	18	328	639	1,205	—	2,190
Income (loss) from continuing operations	121,778	270,337	(16,738)	22,614	(350,511)	47,480
Income (loss) from discontinued operations	—	—	—	—	383,968	383,968
Net income (loss)	$121,778	$270,337	$(16,738)	$22,614	$33,457	$431,448
______________________________________________________________________________
(1)Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the Consolidated Statements of Operations (see Note 2).
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

For the six months ended June 30, 2020:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$267,379	$308,485	$205,706	$8,043	$—	$789,613
Government grant income(1)	—	—	11,871	—	—	11,871
Less: Interest income	—	—	—	(7,918)	—	(7,918)
Healthpeak’s share of unconsolidated joint venture total revenues	—	1,386	26,428	38,876	—	66,690
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	534	270	—	804
Noncontrolling interests’ share of consolidated joint venture total revenues	(109)	(16,987)	—	—	—	(17,096)
Operating expenses	(64,406)	(100,049)	(250,730)	—	—	(415,185)
Healthpeak’s share of unconsolidated joint venture operating expenses	—	(551)	(22,863)	(26,959)	—	(50,373)
Noncontrolling interests’ share of consolidated joint venture operating expenses	35	5,107	—	—	—	5,142
Adjustments to NOI(2)	(7,059)	(1,459)	91,579	51	—	83,112
Adjusted NOI	195,840	195,932	62,525	12,363	—	466,660
Plus: Adjustments to NOI(2)	7,059	1,459	(91,579)	(51)	—	(83,112)
Interest income	—	—	—	7,918	—	7,918
Interest expense	(122)	(203)	(3,273)	—	(106,916)	(110,514)
Depreciation and amortization	(102,567)	(110,571)	(51,655)	(10)	—	(264,803)
General and administrative	—	—	—	—	(46,069)	(46,069)
Transaction costs	(1)	—	(14,842)	(93)	—	(14,936)
Impairments and loan loss reserves	—	(4,825)	—	(13,119)	—	(17,944)
Gain (loss) on sales of real estate, net	—	83,393	—	(40)	—	83,353
Gain (loss) on debt extinguishments	—	—	—	—	(24,991)	(24,991)
Other income (expense), net	—	—	184,474	41,707	1,887	228,068
Less: Government grant income	—	—	(11,871)	—	—	(11,871)
Less: Healthpeak’s share of unconsolidated joint venture NOI	—	(835)	(4,099)	(12,187)	—	(17,121)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	74	11,880	—	—	—	11,954
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	100,283	176,230	69,680	36,488	(176,089)	206,592
Income tax benefit (expense)(3)	—	—	—	—	29,762	29,762
Equity income (loss) from unconsolidated joint ventures	—	407	(1,479)	(27,809)	—	(28,881)
Income (loss) from continuing operations	100,283	176,637	68,201	8,679	(146,327)	207,473
Income (loss) from discontinued operations	—	—	—	—	130,116	130,116
Net income (loss)	$100,283	$176,637	$68,201	$8,679	$(16,211)	$337,589
______________________________________________________________________________
(1)Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the Consolidated Statements of Operations (see Note 2).
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
(3)Income tax benefit (expense) for the quarter ended June 30, 2020 includes: (i) a $52 million tax benefit recognized in conjunction with internal restructuring activities, which resulted in the transfer of assets subject to certain deferred tax liabilities from taxable REIT subsidiaries to the REIT in connection with the 2019 MTCA (see Note 3) and (ii) a $3.6 million net tax benefit recognized due to changes under the CARES Act, which resulted in net operating losses being utilized at a higher income tax rate than previously available.

The following table summarizes the Company’s revenues by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2021	2020	2021	2020
Life science	$177,527	$138,496	$347,461	$267,379
Medical office	165,295	151,844	325,496	308,485
CCRC	117,308	113,926	233,436	205,706
Other non-reportable	16,108	4,293	25,121	8,043
Total revenues	$476,238	$408,559	$931,514	$789,613
See Notes 3, 4, and 5 for significant transactions impacting the Company’s segment assets during the periods presented.
NOTE 15.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2021	2020
Supplemental cash flow information:
Interest paid, net of capitalized interest	$109,277	$104,370
Income taxes paid (refunded)	4,026	164
Capitalized interest	10,867	13,680
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	113,221	117,895
Vesting of restricted stock units and conversion of non-managing member units into common stock	900	4,703
Net noncash impact from the consolidation of previously unconsolidated joint ventures	—	323,138
Mortgages assumed with real estate acquisitions	—	215,335
Carrying value of mortgages assumed by buyer in real estate dispositions	106,632	—
Refundable entrance fees assumed with real estate acquisitions	—	307,954
Seller financing provided on disposition of real estate asset	559,745	12,480
ROU asset obtained in exchange for new lease liability related to operating leases	13,157	23,962
See Note 3 for a discussion of the impact of the 2019 MTCA with Brookdale on the Company’s consolidated balance sheets and statements of operations.
The following table summarizes certain cash flow information related to assets classified as discontinued operations (in thousands):

	Six Months Ended June 30,
	2021	2020
Depreciation and amortization of real estate, in-place lease, and other intangibles	$—	$102,961
Development, redevelopment, and other major improvements of real estate	4,569	17,816
Leasing costs, tenant improvements, and recurring capital expenditures	2,349	6,520

The following table summarizes cash, cash equivalents and restricted cash (in thousands):

	Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020
	Continuing operations		Discontinued operations		Total
Beginning of period:
Cash and cash equivalents	$44,226	$80,398	$53,085	$63,834	$97,311	$144,232
Restricted cash	67,206	13,385	17,168	27,040	84,374	40,425
Cash, cash equivalents and restricted cash	$111,432	$93,783	$70,253	$90,874	$181,685	$184,657
End of period:
Cash and cash equivalents	$96,923	$672,078	$17,354	$58,879	$114,277	$730,957
Restricted cash	129,052	85,473	974	20,211	130,026	105,684
Cash, cash equivalents and restricted cash	$225,975	$757,551	$18,328	$79,090	$244,303	$836,641
NOTE 16.  Variable Interest Entities

Unconsolidated Variable Interest Entities
At June 30, 2021, the Company had investments in: (i) one unconsolidated VIE joint venture, (ii) marketable debt securities of one VIE, and (iii) one loan to a VIE borrower. At December 31, 2020, the Company had investments in: (i) two properties leased to a VIE tenant, (ii) four unconsolidated VIE joint ventures, (iii) marketable debt securities of one VIE, and (iv) one loan to a VIE borrower. The Company determined it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (the LLC investment discussed below), it has no formal involvement in these VIEs beyond its investments.
VIE Tenant. As of December 31, 2020, the Company leased two properties to one tenant that was identified as a VIE (the “VIE tenant”). The VIE tenant was a “thinly capitalized” entity that relied on the operating cash flows generated from the senior housing facilities to pay operating expenses, including the rent obligations under its leases. In June 2021, the Company sold these two properties as part of the Sunrise Senior Housing Portfolio (see Note 5).
CCRC OpCo. As of December 31, 2020, the Company held a 49% ownership interest in CCRC OpCo, a joint venture entity formed in August 2014 that operated senior housing properties and had been identified as a VIE. The equity members of CCRC OpCo “lacked power” because they shared certain operating rights with Brookdale, as manager of the CCRCs. The assets of CCRC OpCo primarily consisted of the CCRCs that it owned and leased, resident fees receivable, notes receivable, and cash and cash equivalents; its obligations primarily consisted of operating lease obligations to CCRC PropCo, debt service payments, capital expenditures, accounts payable, and expense accruals. Assets generated by the operations of CCRC OpCo (primarily rents from CCRC residents) of CCRC OpCo may only be used to settle its contractual obligations (primarily from debt service payments, capital expenditures, and rental costs and operating expenses incurred to manage such facilities). In May 2021, the CCRC JV sold the two remaining CCRCs. Refer to Note 3 for additional discussion related to transactions impacting CCRC OpCo.
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
Development Investments. As of December 31, 2020, the Company held investments (consisting of mezzanine debt and/or preferred equity) in two senior housing development joint ventures. The joint ventures were also capitalized by senior loans from a third party and equity from the third party managing-member, but were considered to be “thinly capitalized” as there was insufficient equity investment at risk. In April 2021, the Company sold two mezzanine loans and two preferred equity investments as part of the Discovery SHOP Portfolio disposition (see Note 5).
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

Loan Receivable. The Company provided seller financing related to its sale of seven senior housing triple-net facilities. The financing was provided in the form of a secured five-year mezzanine loan to a “thinly capitalized” borrower created to acquire the facilities.
The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at June 30, 2021 was as follows (in thousands):

VIE Type	Asset Type	Maximum Loss Exposure and Carrying Amount(1)
Continuing operations:
CCRC OpCo	Investments in and advances to unconsolidated joint ventures	$1,940
Loans receivable	Loans receivable, net	3,045
CMBS and LLC investment	Other assets, net	35,999
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).
As of June 30, 2021, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
See Notes 3, 7, and 8 for additional descriptions of the nature, purpose, and operating activities of the Company’s unconsolidated VIEs and interests therein.
Consolidated Variable Interest Entities
The Company’s consolidated total assets and total liabilities at June 30, 2021 and December 31, 2020 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company.
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

Consolidated Lessees. The Company leases three senior housing properties to lessee entities under cash flow leases through which the Company receives monthly rent equal to the residual cash flows of the properties. The lessee entities are classified as VIEs as they are "thinly capitalized" entities. The Company consolidates the lessee entities as it has the ability to control the activities that most significantly impact the economic performance of the lessee entities. The lessee entities’ assets primarily consist of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consist of lease payments to the Company and operating expenses of the senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) may only be used to settle contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facility and debt costs).
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
Exchange Accommodation Titleholder. During the year ended December 31, 2020, the Company acquired seven MOBs, one hospital, and three life science facilities (the “acquired properties”) using reverse like-kind exchange structures pursuant to Section 1031 of the Code (a “reverse 1031 exchange”). As of December 31, 2020, the Company had not completed the reverse 1031 exchanges and as such, the acquired properties remained in the possession of Exchange Accommodation Titleholders (“EATs”). The EATs were classified as VIEs as they were “thinly capitalized” entities. The Company consolidated the EATs because it had the ability to control the activities that most significantly impacted the economic performance of the EATs and was, therefore, the primary beneficiary of the EATs. The properties held by the EATs were reflected as real estate with a carrying value of $813 million as of December 31, 2020. The assets of the EATs primarily consisted of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consisted of capital expenditures for the properties. Assets generated by the EATs may only be used to settle its contractual obligations (primarily from capital expenditures). The reverse 1031 exchanges described above were completed during the three months ended June 30, 2021. Therefore, as of June 30, 2021, no properties remained in possession of an EAT.

Total assets and total liabilities include VIE assets and liabilities as follows (in thousands):

	June 30, 2021	December 31, 2020
Assets
Buildings and improvements	$2,337,717	$2,988,599
Development costs and construction in progress	46,634	85,595
Land	379,376	433,574
Accumulated depreciation and amortization	(520,226)	(602,491)
Net real estate	2,243,501	2,905,277
Accounts receivable, net	6,781	12,009
Cash and cash equivalents	26,970	16,550
Restricted cash	86,642	7,977
Intangible assets, net	102,428	179,027
Assets held for sale and discontinued operations, net	25,411	704,966
Right-of-use asset, net	108,088	95,407
Other assets, net	61,457	59,063
Total assets	$2,661,278	$3,980,276
Liabilities
Mortgage debt	$144,263	$39,085
Intangible liabilities, net	20,378	56,467
Liabilities related to assets held for sale and discontinued operations, net	4,560	190,919
Lease liability	97,849	97,605
Accounts payable, accrued liabilities, and other liabilities	52,757	102,391
Deferred revenue	34,427	90,183
Total liabilities	$354,234	$576,650
Total assets and liabilities related to assets held for sale and discontinued operations include VIE assets and liabilities as follows (in thousands):

	June 30, 2021	December 31, 2020
Assets
Buildings and improvements	$32,173	$639,759
Development costs and construction in progress	91	68
Land	2,724	106,209
Accumulated depreciation and amortization	(16,096)	(57,235)
Net real estate	18,892	688,801
Accounts receivable, net	2,368	1,700
Cash and cash equivalents	1,016	6,306
Restricted cash	294	3,124
Right-of-use asset, net	405	1,391
Other assets, net	2,436	3,644
Total assets	$25,411	$704,966
Liabilities
Mortgage debt	$—	$176,702
Lease liability	644	1,392
Accounts payable, accrued liabilities, and other liabilities	3,743	11,003
Deferred revenue	173	1,822
Total liabilities	$4,560	$190,919

NOTE 17.  Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets are immaterial at June 30, 2021 and December 31, 2020.
The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	June 30, 2021(3)		December 31, 2020(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$429,076	$437,632	$195,375	$201,228
Marketable debt securities(2)	20,673	20,673	20,355	20,355
Interest rate cap assets(2)	244	244	—	—
Bank line of credit and commercial paper(2)	720,000	720,000	129,590	129,590
Term loan(2)	249,303	249,303	249,182	249,182
Senior unsecured notes(1)	3,710,972	4,169,472	5,697,586	6,517,650
Mortgage debt(2)(4)	358,101	360,296	221,621	221,181
Interest rate swap liabilities(2)	—	—	81	81
_______________________________________
(1)Level 1: Fair value calculated based on quoted prices in active markets.
(2)Level 2: Fair value based on (i) for marketable debt securities, quoted prices for similar or identical instruments in active or inactive markets, respectively, or (ii) for loans receivable, net, mortgage debt, swaps, and caps, standardized pricing models in which significant inputs or value drivers are observable in active markets. For bank line of credit, commercial paper, and term loan, the carrying values are a reasonable estimate of fair value because the borrowings are primarily based on market interest rates and the Company’s credit rating.
(3)During the six months ended June 30, 2021 and year ended December 31, 2020, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
(4)For the six months ended June 30, 2021 and year ended December 31, 2020, excludes mortgage debt on assets held for sale and discontinued operations of $37 million and $319 million, respectively.
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
In March 2021, the Company repaid $39 million of variable rate secured debt on two SHOP assets classified as discontinued operations as of June 30, 2021 and terminated the two remaining related interest rate swap contracts. Therefore, at June 30, 2021, the Company had no remaining interest rate swap contracts.
In April 2021, the Company executed two interest rate cap agreements on its mortgage debt issued in conjunction with the acquisition of the MOB Portfolio (see Note 4). The following table summarizes the Company’s outstanding interest rate cap agreements as of June 30, 2021 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Notional	Strike Rate	Index	Fair Value(1)
Interest rate:
April 2021(2)	May 2024	Non-designated	$142,100	2.00%	1 mo. USD-LIBOR-BBA	$244
_____________________________
(1)Derivative assets are recorded in other assets, net in the consolidated balance sheets.
(2)Represents two interest rate cap agreements that manage the Company’s exposure to variable cash flows on certain mortgage debt borrowings by limiting interest rates.

NOTE 19.    Accounts Payable, Accrued Liabilities, and Other Liabilities

The following table summarizes the Company’s accounts payable, accrued liabilities, and other liabilities, excluding accounts payable, accrued liabilities, and other liabilities related to assets classified as discontinued operations (in thousands):

	June 30, 2021	December 31, 2020
Refundable entrance fees(1)	$301,953	$317,444
Construction related accrued liabilities	113,221	95,293
Accrued interest	55,373	78,735
Other accounts payable and accrued liabilities	217,911	271,919
Accounts payable, accrued liabilities, and other liabilities	$688,458	$763,391
_______________________________________
(1)At June 30, 2021 and December 31, 2020, unamortized nonrefundable entrance fee liabilities were $485 million and $484 million, respectively, which are recorded within deferred revenue on the Consolidated Balance Sheets.

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
As more fully set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:
•the coronavirus (“COVID-19”) pandemic and health and safety measures intended to reduce its spread, the availability, effectiveness and public usage and acceptance of vaccines, and how quickly and to what extent normal economic and operating conditions can resume within the markets in which we operate;
•operational risks associated with third party management contracts, including the additional regulation and liabilities of our properties operated through structures permitted by the Housing and Economic Recovery Act of 2008, which includes most of the provisions previously proposed in the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”);
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
•our concentration of investments in the healthcare property sector, which makes us more vulnerable to a downturn in a specific sector than if we invested in multiple industries;
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
•the ability of the hospitals on whose campuses our medical office buildings (“MOBs”) are located and their affiliated healthcare systems to remain competitive or financially viable;
•our ability to maintain or expand our hospital and health system client relationships;
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
•the failure of our tenants and operators to comply with federal, state and local laws and regulations, including resident health and safety requirements, as well as licensure, certification and inspection requirements;
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
•our participation in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) Provider Relief Program and other COVID-19 related stimulus and relief programs;
•volatility or uncertainty in the capital markets, the availability and cost of capital as impacted by interest rates, changes in our credit ratings and the value of our common stock, and other conditions that may adversely impact our ability to fund our obligations or consummate transactions, or reduce the earnings from potential transactions;
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
•environmental compliance costs and liabilities associated with our real estate investments;
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
•Liquidity and Capital Resources
•Contractual Obligations and Off-Balance Sheet Arrangements
•Non-GAAP Financial Measures Reconciliations
•Critical Accounting Policies and Recent Accounting Pronouncements
Executive Summary
Healthpeak Properties, Inc. is a Standard & Poor’s (“S&P”) 500 company that acquires, develops, owns, leases and manages healthcare real estate across the United States (“U.S.”). Our company was originally founded in 1985. We are a Maryland corporation and qualify as a self-administered REIT. In November 2020, we moved our corporate headquarters from Irvine, California to Denver, Colorado. With properties in nearly every state, the new headquarters provides a favorable mix of affordability and a centralized geographic location. We also operate offices in Irvine, California and Franklin, Tennessee.
During 2020, we began the process of disposing of our senior housing triple-net portfolio and senior housing operating (“SHOP”) portfolio. We have successfully disposed of a significant portion of both portfolios and will continue that process during the remainder of 2021. Refer to a discussion of recent and upcoming dispositions in “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—2021 Transaction Overview” for the current status of transactions. As of December 31, 2020, we concluded that the planned dispositions represented a strategic shift that has had and will have a major effect on our operations and financial results and, therefore, the assets are classified as discontinued operations in all periods presented herein. Prior periods have been recast to conform to the current period presentation. See Note 5 to the Consolidated Financial Statements for further information regarding discontinued operations.
In conjunction with the planned disposal of our senior housing triple-net and SHOP portfolios, we focused our strategy on investing in a diversified portfolio of high-quality healthcare properties across our three core asset classes of life science, medical office, and continuing care retirement community (“CCRC”) real estate. Under the life science and medical office segments, we invest through the acquisition, development and management of life science buildings, MOBs, and hospitals. Under the CCRC segment, our properties are operated through RIDEA structures. We have other non-reportable segments that are comprised primarily of an interest in an unconsolidated joint venture that owns 19 senior housing assets and debt investments.
At June 30, 2021, our portfolio of investments, including properties in our unconsolidated joint ventures and excluding investments classified as discontinued operations, consisted of interests in 473 properties. The following table summarizes information for our reportable segments, excluding discontinued operations, for the three months ended June 30, 2021 (dollars in thousands):

Segment	Total Portfolio Adjusted NOI(1)(2)	Percentage of Total Portfolio Adjusted NOI(1)	Number of Properties
Life science	$125,367	49%	142
Medical office	102,764	40%	297
CCRC	24,068	9%	15
Other non-reportable	4,845	2%	19
Totals	$257,044	100%	473
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
(2)For the three months ended June 30, 2021, Adjusted NOI for our senior housing triple-net and SHOP portfolios was $1 million and $(2) million, respectively. Operating results for these portfolios are reported as discontinued operations for all periods presented herein.

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
(ii)Our financials: We maintain a strong investment-grade balance sheet with ample liquidity as well as long-term fixed-rate debt financing with staggered maturities to reduce our exposure to interest rate volatility and refinancing risk.
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
COVID-19 Update
Our tenants, operators, and borrowers continue to face significant cost increases as a result of increased health and safety measures implemented to reduce the spread of COVID-19, including increased staffing demands for patient care and sanitation, as well as increased usage and inventory of critical medical supplies and personal protective equipment. These health and safety measures have been in place since the onset of the pandemic and continue to place a substantial strain on the business operations of many of our tenants, operators, and borrowers. In addition, our senior housing and CCRC property operators have experienced significant cost increases as a result of higher staffing hours and compensation, which we expect to remain elevated beyond the pandemic as higher wages become standard practice.
The impact of COVID-19 on the ability of our tenants to pay rent in the future is currently unknown. We have monitored, and will continue to monitor the credit quality of each of our tenants and write off straight-line rent and accounts receivable, as necessary. In the event we conclude that substantially all of a tenant’s straight-line rent or accounts receivable is not probable of collection in the future, such amounts will be written off, which could have a material impact on our future results of operations.
All development, redevelopment, and tenant improvement projects in our life science portfolio that were previously delayed in the greater San Francisco and Boston areas, and all redevelopment projects in our senior housing portfolio, have been allowed to restart with infection control protocols in place, although future local, state, or federal orders could cause work to be re-suspended.
We are well-positioned to navigate economic changes resulting from the pandemic, with approximately $1.93 billion of liquidity available, including $1.85 billion of borrowing capacity under our bank line of credit facility and approximately $86 million of cash and cash equivalents as of August 2, 2021.
We have taken, and will continue to take, proactive measures to provide for the well-being of our workforce. We have maximized our systems infrastructure as well as virtual and remote working technologies for our employees, including our executive team, to ensure productivity and connectivity internally, as well as with key third-party relationships.
It is too early to determine the full, long-term economic impact of the COVID-19 pandemic. While we have seen some abatement in related costs as resident caseloads have declined in our senior housing and CCRC facilities, this could change with new surges. Future potential outbreaks of COVID-19, including outbreaks caused by new variants, could materially and adversely disrupt operations, as well as cause significant reputational harm to us, our operators, and our tenants.
See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for additional discussion of the risks posed by the COVID-19 pandemic and uncertainties we and our tenants, operators, and borrowers may face as a result.

2021 Transaction Overview
South San Francisco Land Site Acquisition
In October 2020, we executed a definitive agreement to acquire approximately 12 acres of land for $128 million. The acquisition site is located in South San Francisco, California, adjacent to two sites currently held by us as land for future development. We paid a $10 million nonrefundable deposit upon completing due diligence in November 2020. The first phase of the acquisition, with a purchase price of $61 million, closed in April 2021.
Westview Medical Plaza Acquisition
In February 2021, we acquired one MOB in Nashville, Tennessee for $13 million.
Pinnacle at Ridgegate Acquisition
In April 2021, we acquired one MOB in Denver, Colorado for $38 million.
MOB Portfolio Acquisition
In April 2021, we acquired 14 MOBs for $371 million and issued $142 million of secured mortgage debt (the “MOB Portfolio”).
Westside Medical Plaza Acquisition
In June 2021, we acquired one MOB in Fort Lauderdale, Florida for $16 million.
Wesley Woodlawn Acquisition
In July 2021, we acquired one MOB in Wichita, Kansas for $50 million.
Atlantic Health Acquisition
In July 2021, we acquired three MOBs in Morristown, New Jersey for $155 million.
Senior Housing Portfolio Sales
•In January 2021, we sold a portfolio of 32 SHOP assets (the “Sunrise Senior Housing Portfolio”) for $664 million and provided the buyer with: (i) financing of $410 million and (ii) a commitment to finance up to $92 million of additional debt for capital expenditures. In June 2021, we received principal repayments of $246 million on the January 2021 financing. As a result of this repayment, the commitment to finance additional debt for capital expenditures was reduced to $56 million, none of which had been funded as of June 30, 2021.
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
•In May 2021, we sold a portfolio of seven SHOP assets for $113 million.
•In June 2021, upon completion of the license transfer process, we sold the two remaining Sunrise senior housing triple-net assets for $80 million.
Other Real Estate Transactions
•In April 2021, the SHOP property in the Otay Ranch JV was sold, resulting in our share of proceeds of $32 million.
•In May 2021, the CCRC JV sold the remaining two CCRCs for $38 million, $19 million of which represents our 49% interest.
•In addition to the transactions above, during the six months ended June 30, 2021, we sold seven SHOP assets for $49 million, three senior housing triple-net assets for $12 million, four MOBs for $21 million, and one hospital for $226 million (through the exercise of a purchase option by a tenant).

Financing Activities
•In January 2021, we repurchased $112 million aggregate principal amount of our 4.25% senior unsecured notes due 2023, $201 million aggregate principal amount of our 4.20% senior unsecured notes due 2024, and $469 million aggregate principal amount of our 3.88% senior unsecured notes due 2024.
•In February 2021, we used optional redemption provisions to redeem the remaining $188 million of our 4.25% senior unsecured notes due 2023, $149 million of our 4.20% senior unsecured notes due 2024, and $331 million of our 3.88% senior unsecured notes due 2024.
•In May 2021, we repurchased $252 million of our 3.40% senior unsecured notes due 2025 and $298 million of our 4.00% senior unsecured notes due 2025.
•In July 2021, we completed our inaugural green bond offering, issuing $450 million aggregate principal amount of 1.35% senior unsecured notes due 2027.
•In July 2021, we repaid the $250 million outstanding balance on our unsecured term loan facility (“2019 Term Loan”).
Development Activities
•At June 30, 2021, we had five on-campus MOB developments in process with an aggregate total estimated cost of $122 million.
•At June 30, 2021, we had six life science development projects in process with an aggregate total estimated cost of approximately $1.05 billion.
•During the six months ended June 30, 2021, the following projects were placed in service: (i) one life science development project with a total project cost of $151 million at completion, (ii) one life science redevelopment project with a total project cost of $19 million at completion, and (iii) one redevelopment asset in our joint venture with a sovereign wealth fund with a total project cost of $9 million at completion.
Dividends
The following table summarizes our common stock cash dividends declared in 2021:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
February 9	February 22	$0.30	March 5
April 29	May 10	0.30	May 21
July 29	August 9	0.30	August 20
Results of Operations
We evaluate our business and allocate resources among our reportable business segments: (i) life science, (ii) medical office, and (iii) CCRC. Under the life science and medical office segments, we invest through the acquisition and development of life science facilities, MOBs, and hospitals, which generally require a greater level of property management. Our CCRCs are operated through RIDEA structures. We have other non-reportable segments that are comprised primarily of: (i) an interest in an unconsolidated joint venture that owns 19 senior housing assets and (ii) debt investments. We evaluate performance based upon property adjusted net operating income (“Adjusted NOI” or “Cash NOI”) in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (“SEC”), as updated by Note 2 to the Consolidated Financial Statements herein.
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
FFO as Adjusted. In addition, we present Nareit FFO on an adjusted basis before the impact of non-comparable items including, but not limited to, transaction-related items, other impairments (recoveries) and other losses (gains), restructuring and severance related charges, prepayment costs (benefits) associated with early retirement or payment of debt, litigation costs (recoveries), casualty-related charges (recoveries), foreign currency remeasurement losses (gains), deferred tax asset valuation allowances, and changes in tax legislation (“FFO as Adjusted”). Transaction-related items include transaction expenses and gains/charges incurred as a result of mergers and acquisitions and lease amendment or termination activities. Prepayment costs (benefits) associated with early retirement of debt include the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of debt. Other impairments (recoveries) and other losses (gains) include interest income associated with early and partial repayments of loans receivable and other losses or gains associated with non-depreciable assets including goodwill, DFLs, undeveloped land parcels, and loans receivable. Management believes that FFO as Adjusted provides a meaningful supplemental measurement of our FFO run-rate and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. At the same time that Nareit created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe stockholders, potential investors, and financial analysts who review our operating performance are best served by an FFO run-rate earnings measure that includes certain other adjustments to net income (loss), in addition to adjustments made to arrive at the Nareit defined measure of FFO. FFO as Adjusted is used by management in analyzing our business and the performance of our properties and we believe it is important that stockholders, potential investors, and financial analysts understand this measure used by management. We use FFO as Adjusted to: (i) evaluate our performance in comparison with expected results and results of previous periods, relative to resource allocation decisions, (ii) evaluate the performance of our management, (iii) budget and forecast future results to assist in the allocation of resources, (iv) assess our performance as compared with similar real estate companies and the industry in general, and (v) evaluate how a specific potential investment will impact our future results. Other REITs or real estate companies may use different methodologies for calculating an adjusted FFO measure, and accordingly, our FFO as Adjusted may not be comparable to those reported by other REITs. For a reconciliation of net income (loss) to Nareit FFO and FFO as Adjusted and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.

Adjusted FFO (“AFFO”)
AFFO is defined as FFO as Adjusted after excluding the impact of the following: (i) amortization of stock-based compensation, (ii) amortization of deferred financing costs, net, (iii) straight-line rents, (iv) deferred income taxes, and (v) other AFFO adjustments which includes: (a) amortization of acquired market lease intangibles, net, (b) non-cash interest related to DFLs and lease incentive amortization (reduction of straight-line rents), (c) actuarial reserves for insurance claims that have been incurred but not reported, and (d) amortization of deferred revenues, excluding amounts amortized into rental income that are associated with tenant funded improvements owned/recognized by us and up-front cash payments made by tenants to reduce their contractual rents. Also, AFFO is computed after deducting recurring capital expenditures, including second generation leasing costs and second generation tenant and capital improvements, and includes adjustments to compute our share of AFFO from our unconsolidated joint ventures. More specifically, recurring capital expenditures, including second generation leasing costs and second generation tenant and capital improvements ("AFFO capital expenditures") excludes our share from unconsolidated joint ventures (reported in “other AFFO adjustments”). Adjustments for joint ventures are calculated to reflect our pro-rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of AFFO for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated joint ventures in which we do not own 100% of the equity by adjusting our AFFO to remove the third party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods (reported in “other AFFO adjustments”). See FFO for further disclosure regarding our use of pro-rata share information and its limitations. Other REITs or real estate companies may use different methodologies for calculating AFFO, and accordingly, our AFFO may not be comparable to those reported by other REITs. Although our AFFO computation may not be comparable to that of other REITs, management believes AFFO provides a meaningful supplemental measure of our performance and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. We believe AFFO is an alternative run-rate earnings measure that improves the understanding of our operating results among investors and makes comparisons with: (i) expected results, (ii) results of previous periods, and (iii) results among REITs more meaningful. AFFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as it excludes the following items which generally flow through our cash flows from operating activities: (i) adjustments for changes in working capital or the actual timing of the payment of income or expense items that are accrued in the period, (ii) transaction-related costs, (iii) litigation settlement expenses, (iv) restructuring and severance-related charges, and (v) actual cash receipts from interest income recognized on loans receivable (in contrast to our AFFO adjustment to exclude non-cash interest and depreciation related to our investments in direct financing leases). Furthermore, AFFO is adjusted for recurring capital expenditures, which are generally not considered when determining cash flows from operations or liquidity. AFFO is a non-GAAP supplemental financial measure and should not be considered as an alternative to net income (loss) determined in accordance with GAAP. For a reconciliation of net income (loss) to AFFO and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.
Comparison of the Three and Six Months Ended June 30, 2021 to the Three and Six Months Ended June 30, 2020
Overview

Three Months Ended June 30, 2021 and 2020
The following table summarizes results for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Net income (loss) applicable to common shares	$275,993	$51,131	$224,862
Nareit FFO	149,671	182,367	(32,696)
FFO as Adjusted	217,242	214,713	2,529
AFFO	189,038	191,926	(2,888)
Net income (loss) applicable to common shares increased primarily as a result of the following:
•an increase in income (loss) from discontinued operations, primarily due to an increase in gain on sales of real estate and lower impairments of depreciable real estate, partially offset by a goodwill impairment charge related to our senior housing triple-net asset sales;
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
•an increase in interest income, primarily as a result of seller financing and the accelerated recognition of a mark-to-market discount resulting from prepayments on loans receivable; and
•a reduction in COVID-19 related expenses and increased rates for resident fees at our CCRCs.
The increase in net income (loss) applicable to common shares was partially offset by:
•an increase in loss on debt extinguishments related to our repurchase and redemption of certain outstanding senior notes in the second quarter of 2021;
•an increase in depreciation, primarily as a result of: (i) 2020 and 2021 acquisitions of real estate, (ii) accelerated depreciation related to the change in estimated useful lives on certain of our densification projects, and (iii) development and redevelopment projects placed into service during 2020 and 2021; and
•a reduction in other income, net as a result of a decline in government grant income received under the CARES Act.
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
FFO as Adjusted increased primarily as a result of the aforementioned events impacting Nareit FFO, except for the following, which are excluded from FFO as Adjusted:
•the loss on debt extinguishment;
•goodwill impairment charge related to our senior housing triple-net asset sales; and
•the accelerated recognition of a mark-to-market discount resulting from prepayments on loans receivable.
AFFO decreased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents, which is excluded from AFFO.
Six Months Ended June 30, 2021 and 2020
The following table summarizes results for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Net income (loss) applicable to common shares	$419,336	$328,786	$90,550
Nareit FFO	189,905	353,917	(164,012)
FFO as Adjusted	432,635	441,727	(9,092)
AFFO	373,839	399,528	(25,689)
Net income (loss) applicable to common shares increased primarily as a result of the following:
•an increase in income (loss) from discontinued operations, primarily due to an increase in gain on sales of real estate and lower impairments of depreciable real estate, partially offset by a goodwill impairment charge related to our senior housing triple-net asset sales;
•NOI generated from our life science and medical office segments related to: (i) 2020 and 2021 acquisitions of real estate, (ii) development and redevelopment projects placed in service during 2020 and 2021, and (iii) new leasing activity during 2020 and 2021 (including the impact to straight-line rents);
•a reduction in operating expenses related to our CCRCs primarily as a result of the management termination fee paid to Brookdale in connection with transitioning management of 13 CCRCs to Life Care Services LLC (“LCS”) during the first quarter of 2020;
•an increase in our share of net income from an unconsolidated joint venture owning 19 SHOP assets;
•a reduction in interest expense, primarily as a result of senior unsecured notes repurchases and redemptions in 2021;

•an increase in interest income, primarily as a result of seller financing and the accelerated recognition of a mark-to-market discount resulting from prepayments on loans receivable;
•a reduction in transaction costs, primarily as a result of costs associated with the transition of 13 CCRCs from Brookdale to LCS in the first quarter of 2020;
•a reduction in impairment charges related to depreciable real estate; and
•an increase in rates for resident fees at our CCRCs.
The increase in net income (loss) applicable to common shares was partially offset by:
•a reduction in other income, net as a result of: (i) a gain upon change of control related to the acquisition of the outstanding equity interest in 13 CCRCs from Brookdale during the first quarter of 2020, (ii) a gain on sale related to the sale of a hospital underlying a DFL during the first quarter of 2020, and (iii) a decline in government grant income received under the CARES Act;
•an increase in loss on debt extinguishments related to our repurchase and redemption of certain outstanding senior notes in the first and second quarters of 2021;
•an increase in depreciation, primarily as a result of: (i) 2020 and 2021 acquisitions of real estate, (ii) accelerated depreciation related to the change in estimated useful lives on certain of our densification projects, (iii) development and redevelopment projects placed into service during 2020 and 2021, and (iv) the above-mentioned acquisition of the outstanding equity interest and consolidation of 13 CCRCs from Brookdale during the first quarter of 2020; and
•a decrease in income tax benefit, primarily as a result of the tax benefits recognized in the first quarter of 2020 related to the above-mentioned acquisition of the outstanding equity interest in 13 CCRCs from Brookdale and the management termination fee expense fee paid to Brookdale in connection with transitioning management to LCS.
Nareit FFO decreased primarily as a result of the aforementioned events impacting net income (loss) applicable to common shares, except for the following, which are excluded from Nareit FFO:
•the gain upon change of control related to the acquisition of Brookdale’s interest in 13 CCRCs;
•net gain on sales of depreciable real estate;
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
•net gain on sales of assets underlying DFLs;
•the transaction costs associated with transition of 13 CCRCs from Brookdale to LCS;
•goodwill impairment charge related to senior housing triple-net asset sales; and
•the accelerated recognition of a mark-to-market discount resulting from prepayments on loans receivable.
AFFO decreased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents, which is excluded from AFFO.
Segment Analysis
The following tables provide selected operating information for our Same-Store and total property portfolio for each of our reportable segments. For the three months ended June 30, 2021, our Same-Store consists of 375 properties representing properties acquired or placed in service and stabilized on or prior to April 1, 2020 and that remained in operations under a consistent reporting structure through June 30, 2021. For the six months ended June 30, 2021, our Same-Store consists of 360 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2020 and that remained in operations under a consistent reporting structure through June 30, 2021. Our total property portfolio consisted of 473 and 451 properties at June 30, 2021 and 2020, respectively.

Life Science

The following table summarizes results at and for the three months ended June 30, 2021 and 2020 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Rental and related revenues	$123,019	$113,199	$9,820	$177,527	$138,496	$39,031
Healthpeak’s share of unconsolidated joint venture total revenues	—	—	—	1,412	—	1,412
Noncontrolling interests’ share of consolidated joint venture total revenues	(55)	(51)	(4)	(75)	(57)	(18)
Operating expenses	(27,678)	(26,812)	(866)	(40,724)	(34,205)	(6,519)
Healthpeak’s share of unconsolidated joint venture operating expenses	—	—	—	(428)	—	(428)
Noncontrolling interests’ share of consolidated joint venture operating expenses	15	17	(2)	21	18	3
Adjustments to NOI(1)	(4,845)	(2,150)	(2,695)	(12,366)	(2,779)	(9,587)
Adjusted NOI	$90,456	$84,203	$6,253	125,367	101,473	23,894
Less: non-SS Adjusted NOI				(34,911)	(17,270)	(17,641)
SS Adjusted NOI				$90,456	$84,203	$6,253
Adjusted NOI % change			7.4%
Property count(2)	111	111		142	135
End of period occupancy	97.0%	97.8%		96.6%	96.9%
Average occupancy	97.3%	96.7%		96.8%	95.9%
Average occupied square feet	7,528	7,466		9,971	8,757
Average annual total revenues per occupied square foot(3)	$63	$59		$67	$62
Average annual base rent per occupied square foot(4)	$50	$47		$53	$49
_______________________________________
(1)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(2)From our second quarter 2020 presentation of Same-Store, we removed one life science facility related to a significant tenant relocation.
(3)Average annual total revenues does not include non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, and deferred revenues).
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

The following table summarizes results at and for the six months ended June 30, 2021 and 2020 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Rental and related revenues	$237,485	$220,372	$17,113	$347,461	$267,379	$80,082
Healthpeak’s share of unconsolidated joint venture total revenues	—	—	—	2,749	—	2,749
Noncontrolling interests’ share of consolidated joint venture total revenues	(108)	(97)	(11)	(140)	(109)	(31)
Operating expenses	(53,998)	(51,621)	(2,377)	(80,185)	(64,406)	(15,779)
Healthpeak’s share of unconsolidated joint venture operating expenses	—	—	—	(853)	—	(853)
Noncontrolling interests’ share of consolidated joint venture operating expenses	30	31	(1)	41	35	6
Adjustments to NOI(1)	(8,635)	(6,691)	(1,944)	(24,176)	(7,059)	(17,117)
Adjusted NOI	$174,774	$161,994	$12,780	244,897	195,840	49,057
Less: non-SS Adjusted NOI				(70,123)	(33,846)	(36,277)
SS Adjusted NOI				$174,774	$161,994	$12,780
Adjusted NOI % change			7.9%
Property count	109	109		142	135
End of period occupancy	96.9%	97.8%		96.6%	96.9%
Average occupancy	97.3%	96.1%		96.7%	95.4%
Average occupied square feet	7,426	7,340		9,890	8,405
Average annual total revenues per occupied square foot(2)	$62	$58		$66	$62
Average annual base rent per occupied square foot(3)	$49	$46		$52	$49
_______________________________________
(1)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
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

Medical Office

The following table summarizes results at and for the three months ended June 30, 2021 and 2020 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Three Months Ended June 30,			Three Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Rental and related revenues	$137,202	$131,240	$5,962	$163,115	$149,694	$13,421
Income from direct financing leases	2,180	2,150	30	2,180	2,150	30
Healthpeak’s share of unconsolidated joint venture total revenues	687	669	18	710	691	19
Noncontrolling interests’ share of consolidated joint venture total revenues	(8,483)	(8,052)	(431)	(8,825)	(8,347)	(478)
Operating expenses	(44,928)	(43,046)	(1,882)	(54,648)	(49,355)	(5,293)
Healthpeak’s share of unconsolidated joint venture operating expenses	(317)	(275)	(42)	(317)	(276)	(41)
Noncontrolling interests’ share of consolidated joint venture operating expenses	2,473	2,436	37	2,552	2,507	45
Adjustments to NOI(2)	(1,192)	(975)	(217)	(2,003)	(465)	(1,538)
Adjusted NOI	$87,622	$84,147	$3,475	102,764	96,599	6,165
Less: non-SS Adjusted NOI				(15,142)	(12,452)	(2,690)
SS Adjusted NOI				$87,622	$84,147	$3,475
Adjusted NOI % change			4.1%
Property count(3)	249	249		297	279
End of period occupancy	92.0%	92.4%		89.9%	91.3%
Average occupancy	91.9%	92.4%		90.0%	91.7%
Average occupied square feet	18,447	18,540		20,862	20,352
Average annual total revenues per occupied square foot(4)	$30	$29		$31	$30
Average annual base rent per occupied square foot(5)	$26	$25		$27	$26
_______________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(3)From our second quarter 2020 presentation of Same-Store, we removed six MOBs that were sold and three MOBs that were classified as held for sale.
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
Same-Store Adjusted NOI increased primarily as a result of the following:
•mark-to-market lease renewals;
•annual rent escalations; and
•higher parking income and percentage-based rents.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned increases to Same-Store and the following Non-Same-Store impacts:
•increased NOI from our 2020 and 2021 acquisitions;
•increased occupancy in former redevelopment and development properties that have been placed into service; partially offset by
•decreased NOI from our 2020 and 2021 dispositions.

The following table summarizes results at and for the six months ended June 30, 2021 and 2020 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Six Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Rental and related revenues	$273,531	$265,569	$7,962	$321,153	$303,066	$18,087
Income from direct financing leases	4,344	4,274	70	4,343	5,419	(1,076)
Healthpeak’s share of unconsolidated joint venture total revenues	1,380	1,341	39	1,425	1,386	39
Noncontrolling interests’ share of consolidated joint venture total revenues	(17,069)	(16,385)	(684)	(17,751)	(16,987)	(764)
Operating expenses	(88,799)	(87,260)	(1,539)	(105,769)	(100,049)	(5,720)
Healthpeak’s share of unconsolidated joint venture operating expenses	(610)	(550)	(60)	(611)	(551)	(60)
Noncontrolling interests’ share of consolidated joint venture operating expenses	4,907	4,962	(55)	5,056	5,107	(51)
Adjustments to NOI(2)	(2,873)	(2,420)	(453)	(3,926)	(1,459)	(2,467)
Adjusted NOI	$174,811	$169,531	$5,280	203,920	195,932	7,988
Less: non-SS Adjusted NOI				(29,109)	(26,401)	(2,708)
SS Adjusted NOI				$174,811	$169,531	$5,280
Adjusted NOI % change			3.1%
Property count(3)	249	249		297	279
End of period occupancy	92.0%	92.4%		89.9%	91.3%
Average occupancy	92.0%	92.3%		90.2%	91.7%
Average occupied square feet	18,471	18,521		20,783	20,376
Average annual total revenues per occupied square foot(4)	$30	$29		$31	$30
Average annual base rent per occupied square foot(5)	$26	$25		$26	$26
_______________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(3)From our second quarter 2020 presentation of Same-Store, we removed six MOBs that were sold and three MOBs that were classified as held for sale.
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
Same-Store Adjusted NOI increased primarily as a result of the following:
•mark-to-market lease renewals;
•annual rent escalations; and
•higher parking income and percentage-based rents.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned increases to Same-Store and the following Non-Same-Store impacts:
•increased NOI from our 2020 and 2021 acquisitions;
•increased occupancy in former redevelopment and development properties that have been placed into service; partially offset by
•decreased NOI from our 2020 and 2021 dispositions.

Continuing Care Retirement Community

The following table summarizes results at and for the three months ended June 30, 2021 and 2020 (dollars in thousands, except per unit data):

	SS			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Resident fees and services	$117,308	$113,926	$3,382	$117,308	$113,926	$3,382
Government grant income(1)	87	11,871	(11,784)	87	11,871	(11,784)
Healthpeak’s share of unconsolidated joint venture total revenues	—	—	—	2,415	4,781	(2,366)
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	—	—	534	(534)
Operating expenses	(94,366)	(94,248)	(118)	(94,760)	(94,248)	(512)
Healthpeak’s share of unconsolidated joint venture operating expenses	—	—	—	(2,208)	(4,826)	2,618
Adjustments to NOI(2)	1,209	—	1,209	1,226	18	1,208
Adjusted NOI	$24,238	$31,549	$(7,311)	24,068	32,056	(7,988)
Less: non-SS Adjusted NOI				170	(507)	677
SS Adjusted NOI				$24,238	$31,549	$(7,311)
Adjusted NOI % change			(23.2)%
Property count	15	15		15	17
Average occupancy	79.4%	80.4%		79.4%	80.4%
Average capacity (units)(3)	7,437	7,432		7,887	8,321
Average annual rent per unit	$63,094	$61,317		$62,050	$65,682
_______________________________________
(1)Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the Consolidated Statements of Operations.
(2)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(3)Represents average capacity as reported by the respective tenants or operators for the three-month period.
Same-Store Adjusted NOI and Total Portfolio Adjusted NOI decreased primarily as a result of the following:
•lower occupancy due to COVID-19; and
•decreased government grant income received under the CARES Act; partially offset by
•lower COVID-19 related expenses; and
•increased rates for resident fees.

The following table summarizes results at and for the six months ended June 30, 2021 and 2020 (dollars in thousands, except per unit data):

	SS			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Resident fees and services	$36,584	$39,015	$(2,431)	$233,436	$205,706	$27,730
Government grant income(1)	143	1,733	(1,590)	1,397	11,871	(10,474)
Healthpeak’s share of unconsolidated joint venture total revenues	—	—	—	6,903	26,428	(19,525)
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	—	199	534	(335)
Operating expenses	(26,408)	(28,021)	1,613	(185,939)	(250,730)	64,791
Healthpeak’s share of unconsolidated joint venture operating expenses	—	—	—	(6,953)	(22,863)	15,910
Adjustments to NOI(2)	—	—	—	1,246	91,579	(90,333)
Adjusted NOI	$10,319	$12,727	$(2,408)	50,289	62,525	(12,236)
Less: non-SS Adjusted NOI				(39,970)	(49,798)	9,828
SS Adjusted NOI				$10,319	$12,727	$(2,408)
Adjusted NOI % change			(18.9)%
Property count	2	2		15	17
Average occupancy	75.5%	83.7%		79.0%	83.2%
Average capacity (units)(3)	6,312	6,312		8,105	8,321
Average annual rent per unit	$69,552	$74,174		$61,532	$65,430
_______________________________________
(1)Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the Consolidated Statements of Operations.
(2)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(3)Represents average capacity as reported by the respective tenants or operators for the six-month period.
Same-Store Adjusted NOI decreased primarily as a result of the following:
•lower occupancy due to COVID-19; and
•decreased government grant income received under the CARES Act; partially offset by
•lower COVID-19 related expenses; and
•increased rates for resident fees.
Total Portfolio Adjusted NOI decreased primarily as a result of the aforementioned decreases to Same-Store, which are also applicable to our properties not yet included in Same-Store.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Interest income	$16,108	$4,230	$11,878	$25,121	$7,918	$17,203
Interest expense	38,681	54,823	(16,142)	85,524	110,514	(24,990)
Depreciation and amortization	171,459	139,691	31,768	328,997	264,803	64,194
General and administrative	24,088	23,720	368	48,990	46,069	2,921
Transaction costs	619	373	246	1,417	14,936	(13,519)
Impairments and loan loss reserves (recoveries), net	931	6,837	(5,906)	4,173	17,944	(13,771)
Gain (loss) on sales of real estate, net	175,238	81,284	93,954	175,238	83,353	91,885
Gain (loss) on debt extinguishments	(60,865)	(25,824)	(35,041)	(225,157)	(24,991)	(200,166)
Other income (expense), net	1,734	17,415	(15,681)	3,934	228,068	(224,134)
Income tax benefit (expense)	763	(106)	869	755	29,762	(29,007)
Equity income (loss) from unconsolidated joint ventures	867	(17,735)	18,602	2,190	(28,881)	31,071
Income (loss) from discontinued operations	113,960	(5,292)	119,252	383,968	130,116	253,852
Noncontrolling interests’ share in continuing operations	(3,535)	(3,486)	(49)	(6,841)	(6,949)	108
Noncontrolling interests’ share in discontinued operations	(2,210)	(57)	(2,153)	(2,539)	(54)	(2,485)
Interest income
Interest income increased for the three and six months ended June 30, 2021 primarily as a result of seller financing and the accelerated recognition of a mark-to-market discount resulting from prepayments on loans receivable.
Interest expense
Interest expense decreased for the three and six months ended June 30, 2021 as a result of senior unsecured notes repurchases and redemptions in the first and second quarters of 2021.
Depreciation and amortization expense
Depreciation and amortization expense increased for the three and six months ended June 30, 2021 primarily as a result of: (i) assets acquired during 2020 and 2021, (ii) the acquisition of Brookdale’s interest in and consolidation of 13 CCRCs during the first quarter of 2020, (iii) development and redevelopment projects placed into service during 2020 and 2021, and (iv) accelerated depreciation related to the change in estimated useful lives on certain of our densification projects. The increase was partially offset by dispositions of real estate throughout 2020 and 2021.
General and administrative expense
General and administrative expenses increased for the six months ended June 30, 2021 primarily as a result of increased restructuring and severance related charges.
Transaction Costs
Transaction costs decreased for the six months ended June 30, 2021 primarily as a result of costs associated with the transition of 13 CCRCs from Brookdale to LCS in January 2020.

Impairments and loan loss reserves (recoveries), net
The impairment charges recognized in each period vary depending on facts and circumstances related to each asset and are impacted by negotiations with potential buyers, current operations of the assets, and other factors. Impairments and loan loss reserves (recoveries), net decreased for the three and six months ended June 30, 2021 primarily as a result of: (i) no assets being impaired under the held for sale impairment model, other than the impairment charge on one asset classified as discontinued operations, and (ii) a decrease in loan loss reserves under the current expected credit losses model, partially offset by impairment charges on loans classified as held for sale. The reduction in loan loss reserves during the three months ended June 30, 2021 is primarily due to: (i) principal repayments on seller financing during the second quarter of 2021, (ii) loans receivable transferred from held for investment to held for sale during the three and six months ended June 30, 2021, (iii) the sale of two mezzanine loans as part of the Discovery SHOP Portfolio, and (iv) a more positive economic outlook on COVID-19. The reduction in loan loss reserves during the six months ended June 30, 2021 is partially offset by new seller financing in the first quarter of 2021.
Gain (loss) on sales of real estate, net
Gain (loss) on sales of real estate, net increased during the three and six months ended June 30, 2021 primarily as a result of the sale of four MOBs for $21 million and one hospital for $226 million during the three and six months ended June 30, 2021, compared to the sale of three MOBs for $106 million during the three and six months ended June 30, 2020.
Gain (loss) on debt extinguishments
Refer to Note 10 to the Consolidated Financial Statements for information regarding senior unsecured note repurchases and redemptions and the associated loss on debt extinguishment recognized.
Other income (expense), net
Other income (expense), net decreased for the three months ended June 30, 2021 primarily as a result of a decline in government grant income received under the CARES Act.
Other income (expense), net decreased for the six months ended June 30, 2021 primarily as a result of: (i) a gain upon change of control related to the acquisition of the outstanding equity interest in 13 CCRCs from Brookdale during the first quarter of 2020, (ii) a gain on sale related to the sale of a hospital underlying a DFL during the first quarter of 2020, and (iii) a decline in government grant income received under the CARES Act.
Income tax benefit (expense)
Income tax benefit decreased for the six months ended June 30, 2021 primarily as result of the tax benefits recognized in the first quarter of 2020 related to the following: (i) the purchase of Brookdale’s interest in 13 of the 15 communities in the CCRC JV, including the management termination fee expense paid to Brookdale in connection with transitioning management of 13 CCRCs to LCS, and (ii) the extension of the net operating loss carryback period provided by the CARES Act.
Equity income (loss) from unconsolidated joint ventures
Equity income from unconsolidated joint ventures increased for the three and six months ended June 30, 2021 as a result of a decrease in amortization expense due to fully amortized intangible assets related to an unconsolidated joint venture owning 19 SHOP assets. The increase in equity income from unconsolidated joint ventures for the six months ended June 30, 2021 was partially offset by our share of a gain on sale of one asset in an unconsolidated joint venture during the first quarter of 2020.
Income (loss) from discontinued operations
Income from discontinued operations increased for the three and six months ended June 30, 2021 primarily as a result of: (i) increased gain on sales of real estate from the disposal of multiple senior housing portfolios during 2021; (ii) decreased depreciation and amortization expense due to assets being disposed of or classified as held for sale throughout 2020 and assets that were fully depreciated in 2020; (iii) decreased impairments of depreciable real estate as a result of fewer assets being impaired under the held for sale impairment model, and (iv) decreased expenses and increased occupancy related to a decline in COVID-19 cases. The increase in income (loss) from discontinued operations during the three and six months ended June 30, 2021 was partially offset by decreased NOI from dispositions of real estate during 2020 and 2021. The increase in income (loss) from discontinued operations during the three months ended June 30, 2021 was further offset by a decrease in government grant income received under the CARES Act.

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
Our principal investing liquidity needs for the next 12 months are to:
•fund capital expenditures, including tenant improvements and leasing costs; and
•fund future acquisition, transactional and development and redevelopment activities.
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
Our ability to access the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our bank line of credit and term loan accrue interest at a rate per annum equal to LIBOR plus a margin that depends upon the credit ratings of our senior unsecured long-term debt. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. As of August 2, 2021, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global and Fitch, and short-term credit ratings of P-2, A-2, and F2 from Moody’s, S&P Global, and Fitch, respectively.
A downgrade in credit ratings by Moody’s, S&P Global, and Fitch may have a negative impact on the interest rates and facility fees for our bank line of credit and term loan and may negatively impact the pricing of notes issued under our commercial paper program and senior unsecured notes. While a downgrade in our credit ratings would adversely impact our cost of borrowing, we believe we would continue to have access to the unsecured debt markets, and we could also seek to enter into one or more secured debt financings, issue additional securities, including under our 2020 ATM Program (as defined below), or dispose of certain assets to fund future operating costs, capital expenditures, or acquisitions, although no assurances can be made in this regard. Refer to “COVID-19 Update” above for a more comprehensive discussion of the potential impact of COVID-19 on our business.
Cash Flow Summary
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Net cash provided by (used in) operating activities	$359,594	$319,823	$39,771
Net cash provided by (used in) investing activities	1,712,296	(535,270)	2,247,566
Net cash provided by (used in) financing activities	(2,009,272)	867,584	(2,876,856)
Operating Cash Flows
The increase in operating cash flow is primarily the result of an increase in income related to: (i) 2020 and 2021 acquisitions, (ii) annual rent increases, (iii) new leasing activity, and (iv) developments and redevelopments placed in service during 2020 and 2021. The increase in operating cash flow is partially offset by a decrease in income related to assets sold during 2020 and 2021. Our cash flow from operations is dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors.

Investing Cash Flows
The following are significant investing activities for the six months ended June 30, 2021:
•made investments of $842 million primarily related to the acquisition, development, and redevelopment of real estate and funding of new and existing loans; and
•received net proceeds of $2.6 billion primarily from sales of real estate assets and repayments on loans receivable.
The following are significant investing activities for the six months ended June 30, 2020:
•made investments of $1.2 billion primarily related to the acquisition, development, and redevelopment of real estate and funding of new and existing loans; and
•received net proceeds of $662 million primarily from sales of real estate assets, repayments on loans receivable, and the sale of a hospital under a DFL.
Financing Cash Flows
The following are significant financing activities for the six months ended June 30, 2021:
•made net borrowings of $590 million under our bank line of credit and commercial paper program;
•made net repayments of $2.2 billion under our senior unsecured notes (including debt extinguishment costs) and mortgage debt; and
•paid cash dividends on common stock of $326 million.
The following are significant financing activities for the six months ended June 30, 2020:
•made net borrowings of $214 million under our bank line of credit, commercial paper program, senior unsecured notes (including debt extinguishment costs) and mortgage debt;
•issued common stock of $1.1 billion; and
•paid cash dividends on common stock of $388 million.
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
Debt
In January 2021, we repurchased $112 million aggregate principal amount of our 4.25% senior unsecured notes due 2023, $201 million aggregate principal amount of our 4.20% senior unsecured notes due 2024, and $469 million aggregate principal amount of our 3.88% senior unsecured notes due 2024.
In February 2021, we used optional redemption provisions to redeem the remaining $188 million of our 4.25% senior unsecured notes due 2023, $149 million of our 4.20% senior unsecured notes due 2024, and $331 million of our 3.88% senior unsecured notes due 2024.
In April 2021, in conjunction with the acquisition of the MOB Portfolio, we issued $142 million of secured mortgage debt. Additionally, we executed two interest rate cap agreements on the mortgage debt.
In May 2021, we repurchased $252 million aggregate principal amount of our 3.40% senior unsecured notes due 2025 and $298 million aggregate principal amount of our 4.00% senior unsecured notes due 2025.
In July 2021, we completed our inaugural green bond offering, issuing $450 million aggregate principal amount of 1.35% senior unsecured notes due 2027.
In July 2021, we repaid the $250 million outstanding balance on the 2019 Term Loan.
See Note 10 to the Consolidated Financial Statements for additional information about our outstanding debt.

Approximately 78% and 96% of our consolidated debt, excluding debt classified as liabilities related to assets held for sale and discontinued operations, net, was fixed rate debt as of June 30, 2021 and 2020, respectively. At June 30, 2021, our fixed rate debt and variable rate debt had weighted average interest rates of 3.75% and 0.73%, respectively. At June 30, 2020, our fixed rate debt and variable rate debt had weighted average interest rates of 3.86% and 1.18%, respectively. As of June 30, 2021 and 2020, we had zero and $41 million, respectively, of variable rate debt swapped to fixed through interest rate swaps. As of June 30, 2021 and 2020, we had $142 million and zero, respectively, of variable rate debt subject to interest rate cap agreements. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
Equity
At June 30, 2021, we had 539 million shares of common stock outstanding, equity totaled $7.43 billion, and our equity securities had a market value of $18.19 billion.
At June 30, 2021, non-managing members held an aggregate of five million units in seven limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At June 30, 2021, the outstanding DownREIT units were convertible into approximately seven million shares of our common stock.
At-The-Market Program
In February 2020, we terminated our previous at-the-market equity offering program and concurrently established a new at-the-market equity offering program (as amended from time to time, the “2020 ATM Program”). In May 2021, we amended the 2020 ATM Program to increase the size of the program from $1.25 billion to $1.50 billion. In addition to the issuance and sale of shares of our common stock, we may also enter into one or more forward sales agreements with sales agents for the sale of our shares of common stock under our 2020 ATM Program.
During the three and six months ended June 30, 2021, no shares were settled under ATM forward contracts.
During the three and six months ended June 30, 2021, we did not issue any shares of our common stock under our 2020 ATM Program.
At June 30, 2021, $1.50 billion of our common stock remained available for sale under the 2020 ATM Program. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any of the remaining shares under our 2020 ATM Program.
See Note 12 to the Consolidated Financial Statements for additional information about our 2020 ATM Program.
Shelf Registration
In May 2021, we filed a prospectus with the SEC as part of a registration statement on Form S-3, using an automatic shelf registration process. This shelf registration statement expires on May 13, 2024 and at or prior to such time, we expect to file a new shelf registration statement. Under the “shelf” process, we may sell any combination of the securities described in the prospectus through one or more offerings. The securities described in the prospectus include common stock, preferred stock, depositary shares, debt securities, and warrants.
Contractual Obligations and Off-Balance Sheet Arrangements
Our commitments, which are primarily related to development and redevelopment projects and tenant improvements, increased by $41 million, to $347 million at June 30, 2021, when compared to December 31, 2020, primarily as a result of increased commitments on existing projects and new projects started during the first half of 2021.
Our commitments to fund senior housing redevelopment and capital expenditures increased by $50 million, to $61 million at June 30, 2021, when compared to December 31, 2020, primarily as a result of a commitment to finance additional debt for capital expenditures on the Sunrise Senior Housing Portfolio sold during the six months ended June 30, 2021.
Our commitments related to debt have materially changed since December 31, 2020 as a result of issuances of securities under our commercial paper program, the repurchase and redemption of senior unsecured notes in January, February and May 2021, repayments on mortgage debt, the issuance of $450 million 1.35% senior unsecured notes due 2027 in July 2021, and the repayment of our 2019 Term Loan in July 2021. As of June 30, 2021, we had $720 million outstanding under our commercial paper program. See Note 10 to the Consolidated Financial Statements for additional information about our debt commitments.

There have been no other material changes, outside of the ordinary course of business, to these contractual obligations during the six months ended June 30, 2021.
We own interests in certain unconsolidated joint ventures as described in Note 8 to the Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment in the joint ventures. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except for commitments included in our Annual Report on Form 10-K for the year ended December 31, 2020 in “Contractual Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Nareit FFO, FFO as Adjusted, and AFFO (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) applicable to common shares	$275,993	$51,131	$419,336	$328,786
Real estate related depreciation and amortization(1)	171,459	178,488	328,997	367,764
Healthpeak’s share of real estate related depreciation and amortization from unconsolidated joint ventures	2,869	25,618	7,322	55,228
Noncontrolling interests’ share of real estate related depreciation and amortization	(4,923)	(4,980)	(9,809)	(10,023)
Other real estate-related depreciation and amortization	—	891	—	2,128
Loss (gain) on sales of depreciable real estate, net(1)	(297,476)	(82,863)	(557,138)	(247,732)
Healthpeak’s share of loss (gain) on sales of depreciable real estate, net, from unconsolidated joint ventures	(5,866)	(1,519)	(5,866)	(9,248)
Noncontrolling interests’ share of gain (loss) on sales of depreciable real estate, net	2,179	(3)	2,179	(3)
Loss (gain) upon change of control, net(2)	—	(2,528)	(1,042)	(169,962)
Taxes associated with real estate dispositions	1,693	335	2,183	(11,540)
Impairments (recoveries) of depreciable real estate, net	3,743	17,797	3,743	48,519
Nareit FFO applicable to common shares	149,671	182,367	189,905	353,917
Distributions on dilutive convertible units and other	—	—	—	3,501
Diluted Nareit FFO applicable to common shares	$149,671	$182,367	$189,905	$357,418

Weighted average shares outstanding - diluted Nareit FFO	539,193	538,517	539,081	529,009

Impact of adjustments to Nareit FFO:
Transaction-related items(3)	$1,265	$685	$5,379	$93,064
Other impairments (recoveries) and other losses (gains), net(4)	1,845	6,291	5,087	(27,015)
Restructuring and severance related charges	—	—	2,463	—
Loss (gain) on debt extinguishments	60,865	25,824	225,157	24,991
Litigation costs (recoveries)	—	100	—	206
Casualty-related charges (recoveries), net	3,596	—	4,644	—
Foreign currency remeasurement losses (gains)	—	143	—	153
Tax rate legislation impact(5)	—	(697)	—	(3,589)
Total adjustments	$67,571	$32,346	$242,730	$87,810

FFO as Adjusted applicable to common shares	$217,242	$214,713	$432,635	$441,727
Distributions on dilutive convertible units and other	2,144	1,834	4,067	3,390
Diluted FFO as Adjusted applicable to common shares	$219,386	$216,547	$436,702	$445,117

Weighted average shares outstanding - diluted FFO as Adjusted	546,519	544,018	546,407	529,009

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
FFO as Adjusted applicable to common shares	$217,242	$214,713	$432,635	$441,727
Amortization of stock-based compensation	5,095	4,984	9,459	8,972
Amortization of deferred financing costs	2,121	2,534	4,334	5,116
Straight-line rents	(6,201)	(8,316)	(15,336)	(14,544)
AFFO capital expenditures	(22,422)	(18,781)	(43,132)	(40,572)
Deferred income taxes	(2,771)	(6,686)	(4,493)	(1,899)
Other AFFO adjustments	(4,026)	3,478	(9,628)	728
AFFO applicable to common shares	189,038	191,926	373,839	399,528
Distributions on dilutive convertible units and other	1,541	1,864	2,862	3,501
Diluted AFFO applicable to common shares	$190,579	$193,790	$376,701	$403,029

Weighted average shares outstanding - diluted AFFO	544,694	544,018	544,582	529,009

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Diluted earnings per common share	$0.51	$0.09	$0.78	$0.63
Depreciation and amortization	0.32	0.37	0.60	0.79
Loss (gain) on sales of depreciable real estate, net	(0.56)	(0.15)	(1.04)	(0.49)
Loss (gain) upon change of control, net(2)	—	0.00	0.00	(0.32)
Taxes associated with real estate dispositions	0.00	0.00	0.00	(0.02)
Impairments (recoveries) of depreciable real estate, net	0.01	0.03	0.01	0.09
Diluted Nareit FFO per common share	$0.28	$0.34	$0.35	$0.68
Transaction-related items(3)	0.00	0.00	0.01	0.18
Other impairments (recoveries) and other losses (gains), net(4)	0.00	0.01	0.01	(0.06)
Restructuring and severance related charges	—	—	0.00	—
Loss (gain) on debt extinguishments	0.11	0.05	0.42	0.05
Litigation costs (recoveries)	—	0.00	—	0.00
Casualty-related charges (recoveries), net	0.01	—	0.01	—
Foreign currency remeasurement losses (gains)	—	0.00	—	0.00
Tax rate legislation impact(5)	—	0.00	—	(0.01)
Diluted FFO as Adjusted per common share	$0.40	$0.40	$0.80	$0.84
_______________________________________
(1)This amount can be reconciled by combining the balances from the corresponding line of the Consolidated Statements of Operations and the detailed financial information for discontinued operations in Note 5 to the Consolidated Financial Statements.
(2)For the six months ended June 30, 2020, includes a $170 million gain upon consolidation of 13 continuing care retirement communities ("CCRCs") in which we acquired Brookdale's interest and began consolidating during the first quarter of 2020. Gains and losses upon change of control are included in other income (expense), net in the Consolidated Statements of Operations.
(3)For the six months ended June 30, 2020, includes the termination fee and transition fee expenses related to terminating the management agreements with Brookdale for 13 CCRCs and transitioning those communities to Life Care Services, LLC, partially offset by the tax benefit recognized related to those expenses. The expenses related to terminating management agreements are included in operating expenses in the Consolidated Statements of Operations.
(4)For the three and six months ended June 30, 2021, includes a $7 million goodwill impairment charge in connection with our senior housing triple-net asset sales which is reported in income (loss) from discontinued operations in the Consolidated Statements of Operations and $6 million of accelerated recognition of a mark-to-market discount, less loan fees, resulting from prepayments on loans receivable which is included in interest income in the Consolidated Statements of Operations. For the six months ended June 30, 2020, includes a $42 million gain on sale of a hospital that was in a direct financing lease ("DFL") which is included in other income (expense), net in the Consolidated Statements of Operations. The remaining activity for the three and six months ended June 30, 2021 and 2020 includes reserves for loan losses and land impairments recognized in impairments and loan loss reserves (recoveries), net in the Consolidated Statements of Operations.
(5)For the three and six months ended June 30, 2020, represents the tax benefit from the CARES Act, which extended the net operating loss carryback period to five years.
For a reconciliation of Adjusted NOI to net income (loss), refer to Note 14 to the Consolidated Financial Statements. For a reconciliation of Same-Store Adjusted NOI to total portfolio Adjusted NOI by segment, refer to the analysis of each segment in “Results of Operations” above.

Critical Accounting Policies and Recent Accounting Pronouncements
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2020 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements. There have been no significant changes to our critical accounting policies during the three and six months ended June 30, 2021.
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
Interest Rate Risk. At June 30, 2021, our exposure to interest rate risk is primarily on our variable rate debt. At June 30, 2021, $142 million of our variable-rate debt was subject to interest rate cap agreements. The interest rate caps are non-designated hedges and manage our exposure to variable cash flows on certain mortgage debt borrowings by limiting interest rates. At June 30, 2021, both the fair value and carrying value of the interest rate caps were $0.2 million.
Our remaining variable rate debt at June 30, 2021 was comprised of our bank line of credit, commercial paper program, our term loan, and certain of our mortgage debt. In July 2021, we repaid the term loan in full. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2021, a one percentage point increase or decrease in interest rates would change the fair value of our fixed rate debt by approximately $284 million and $295 million, respectively, and would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point change in the interest rate related to our variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance at June 30, 2021, our annual interest expense would change by up to approximately $11 million.
Market Risk.  We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength, and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At June 30, 2021, both the fair value and carrying value of marketable debt securities was $21 million.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
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
None.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf during the three months ended June 30, 2021.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
April 1-30, 2021	249	$32.28	—	—
May 1-31, 2021	9,068	33.07	—	—
June 1-30, 2021	199	33.38	—	—
Total	9,516	$33.06	—	—
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

4.1
Eleventh Supplemental Indenture, dated July 12, 2021, between Healthpeak Properties, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Healthpeak’s Current Report on Form 8-K filed July 12, 2021).

4.2	Form of 1.350% Senior Notes due 2027 (included in Exhibit 4.1).

10.1*	Amendment No. 1 to At-the-Market Equity Offering Sales Agreement, dated May 13, 2021, among Healthpeak and the sales agents, forward sellers and forward purchasers referred to therein.

31.1*	Certification by Thomas M. Herzog, Healthpeak’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2*	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1**	Certification by Thomas M. Herzog, Healthpeak’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2**	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________
*       Filed herewith.
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2021	Healthpeak Properties, Inc.

(Registrant)

/s/ THOMAS M. HERZOG
Thomas M. Herzog
Chief Executive Officer
(Principal Executive Officer)

/s/ PETER A. SCOTT
Peter A. Scott
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)