Form 10-Q
period 2021-09-30
HEALTHPEAK PROPERTIES, INC.
filed 2021-11-03
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of November 1, 2021, there were 539,072,223 shares of the registrant’s $1.00 par value common stock outstanding.

HEALTHPEAK PROPERTIES, INC.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Real estate:
Buildings and improvements	$11,759,664	$11,048,433
Development costs and construction in progress	845,382	613,182
Land	2,206,422	1,867,278
Accumulated depreciation and amortization	(2,734,832)	(2,409,135)
Net real estate	12,076,636	11,119,758
Net investment in direct financing leases	44,706	44,706
Loans receivable, net of reserves of $2,727 and $10,280	411,062	195,375
Investments in and advances to unconsolidated joint ventures	389,095	402,871
Accounts receivable, net of allowance of $3,690 and $3,994	44,699	42,269
Cash and cash equivalents	201,099	44,226
Restricted cash	53,699	67,206
Intangible assets, net	520,335	519,917
Assets held for sale and discontinued operations, net	105,009	2,626,306
Right-of-use asset, net	218,524	192,349
Other assets, net	678,638	665,106
Total assets	$14,743,502	$15,920,089

LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$1,024,000	$129,590
Term loan	—	249,182
Senior unsecured notes	4,157,834	5,697,586
Mortgage debt	356,570	221,621
Intangible liabilities, net	144,004	144,199
Liabilities related to assets held for sale and discontinued operations, net	18,910	415,737
Lease liability	191,444	179,895
Accounts payable, accrued liabilities, and other liabilities	729,939	760,617
Deferred revenue	782,413	774,316
Total liabilities	7,405,114	8,572,743

Commitments and contingencies

Redeemable noncontrolling interests	119,591	57,396

Common stock, $1.00 par value: 750,000,000 shares authorized; 539,066,131 and 538,405,393 shares issued and outstanding	539,066	538,405
Additional paid-in capital	10,122,112	10,175,235
Cumulative dividends in excess of earnings	(3,987,537)	(3,976,232)
Accumulated other comprehensive income (loss)	(3,281)	(3,685)
Total stockholders’ equity	6,670,360	6,733,723
Joint venture partners	347,180	357,069
Non-managing member unitholders	201,257	199,158
Total noncontrolling interests	548,437	556,227
Total equity	7,218,797	7,289,950
Total liabilities and equity	$14,743,502	$15,920,089
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental and related revenues	$353,516	$301,941	$1,022,130	$872,511
Resident fees and services	119,022	115,031	352,458	320,737
Income from direct financing leases	2,179	2,150	6,522	7,569
Interest income	6,748	4,443	31,869	12,361
Total revenues	481,465	423,565	1,412,979	1,213,178
Costs and expenses:
Interest expense	35,905	53,734	121,429	164,248
Depreciation and amortization	177,175	141,971	506,172	406,774
Operating	202,139	183,141	574,032	598,326
General and administrative	23,270	21,661	72,260	67,730
Transaction costs	—	1,984	1,417	16,920
Impairments and loan loss reserves (recoveries), net	285	(1,777)	4,458	16,167
Total costs and expenses	438,774	400,714	1,279,768	1,270,165
Other income (expense):
Gain (loss) on sales of real estate, net	14,635	2,283	189,873	85,636
Gain (loss) on debt extinguishments	(667)	(17,921)	(225,824)	(42,912)
Other income (expense), net	1,670	6,744	5,604	234,812
Total other income (expense), net	15,638	(8,894)	(30,347)	277,536
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	58,329	13,957	102,864	220,549
Income tax benefit (expense)	649	(22,970)	1,404	6,792
Equity income (loss) from unconsolidated joint ventures	2,327	(18,749)	4,517	(47,630)
Income (loss) from continuing operations	61,305	(27,762)	108,785	179,711
Income (loss) from discontinued operations	601	(31,819)	384,569	98,297
Net income (loss)	61,906	(59,581)	493,354	278,008
Noncontrolling interests’ share in continuing operations	(7,195)	(3,616)	(14,036)	(10,565)
Noncontrolling interests’ share in discontinued operations	—	(220)	(2,539)	(274)
Net income (loss) attributable to Healthpeak Properties, Inc.	54,711	(63,417)	476,779	267,169
Participating securities’ share in earnings	(269)	(351)	(3,001)	(2,151)
Net income (loss) applicable to common shares	$54,442	$(63,768)	$473,778	$265,018

Basic earnings (loss) per common share:
Continuing operations	$0.10	$(0.06)	$0.17	$0.32
Discontinued operations	0.00	(0.06)	0.71	0.18
Net income (loss) applicable to common shares	$0.10	$(0.12)	$0.88	$0.50
Diluted earnings (loss) per common share:
Continuing operations	$0.10	$(0.06)	$0.17	$0.32
Discontinued operations	0.00	(0.06)	0.71	0.18
Net income (loss) applicable to common shares	$0.10	$(0.12)	$0.88	$0.50
Weighted average shares outstanding:
Basic	539,021	538,333	538,879	527,908
Diluted	539,388	538,333	539,159	528,455
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$61,906	$(59,581)	$493,354	$278,008
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	—	(942)	332	(651)
Change in Supplemental Executive Retirement Plan obligation and other	108	(108)	323	272
Reclassification adjustment realized in net income (loss)	—	—	(251)	—
Total other comprehensive income (loss)	108	(1,050)	404	(379)
Total comprehensive income (loss)	62,014	(60,631)	493,758	277,629
Total comprehensive (income) loss attributable to noncontrolling interests’ share in continuing operations	(7,195)	(3,616)	(14,036)	(10,565)
Total comprehensive (income) loss attributable to noncontrolling interests’ share in discontinued operations	—	(220)	(2,539)	(274)
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$54,819	$(64,467)	$477,183	$266,790
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands, except per share data)
(Unaudited)

For the three months ended September 30, 2021:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
July 1, 2021	538,955	$538,955	$10,147,230	$(3,880,253)	$(3,389)	$6,802,543	$548,867	$7,351,410	$85,367
Net income (loss)	—	—	—	54,711	—	54,711	7,172	61,883	23
Other comprehensive income (loss)	—	—	—	—	108	108	—	108	—
Issuance of common stock, net	20	20	358	—	—	378	—	378	—
Repurchase of common stock	(2)	(2)	(71)	—	—	(73)	—	(73)	—
Exercise of stock options	93	93	3,073	—	—	3,166	—	3,166	—
Amortization of stock-based compensation	—	—	5,666	—	—	5,666	—	5,666	—
Common dividends ($0.30 per share)	—	—	—	(161,995)	—	(161,995)	—	(161,995)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,602)	(7,602)	(43)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	100
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(34,144)	—	—	(34,144)	—	(34,144)	34,144
September 30, 2021	539,066	$539,066	$10,122,112	$(3,987,537)	$(3,281)	$6,670,360	$548,437	$7,218,797	$119,591

For the three months ended September 30, 2020:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
July 1, 2020	538,318	$538,318	$10,191,263	$(3,660,187)	$(2,186)	$7,067,208	$570,048	$7,637,256	$34,054
Net income (loss)	—	—	—	(63,417)	—	(63,417)	3,836	(59,581)	—
Other comprehensive income (loss)	—	—	—	—	(1,050)	(1,050)	—	(1,050)	—
Issuance of common stock, net	47	47	464	—	—	511	—	511	—
Repurchase of common stock	(10)	(10)	(265)	—	—	(275)	—	(275)	—
Amortization of stock-based compensation	—	—	5,159	—	—	5,159	—	5,159	—
Common dividends ($0.37 per share)	—	—	—	(199,546)	—	(199,546)	—	(199,546)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,631)	(7,631)	(13)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	157
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(12,652)	—	—	(12,652)	—	(12,652)	12,652
September 30, 2020	538,355	$538,355	$10,183,969	$(3,923,150)	$(3,236)	$6,795,938	$566,253	$7,362,191	$46,850

For the nine months ended September 30, 2021:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2021	538,405	$538,405	$10,175,235	$(3,976,232)	$(3,685)	$6,733,723	$556,227	$7,289,950	$57,396
Net income (loss)	—	—	—	476,779	—	476,779	16,552	493,331	23
Other comprehensive income (loss)	—	—	—	—	404	404	—	404	—
Issuance of common stock, net	974	974	448	—	—	1,422	—	1,422	—
Repurchase of common stock	(410)	(410)	(12,143)	—	—	(12,553)	—	(12,553)	—
Exercise of stock options	97	97	3,194	—	—	3,291	—	3,291	—
Amortization of stock-based compensation	—	—	17,224	—	—	17,224	—	17,224	—
Common dividends ($0.90 per share)	—	—	—	(488,084)	—	(488,084)	—	(488,084)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(24,277)	(24,277)	(95)
Purchase of noncontrolling interests	—	—	(5)	—	—	(5)	(65)	(70)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	426
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(61,841)	—	—	(61,841)	—	(61,841)	61,841
September 30, 2021	539,066	$539,066	$10,122,112	$(3,987,537)	$(3,281)	$6,670,360	$548,437	$7,218,797	$119,591
For the nine months ended September 30, 2020:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
December 31, 2019	505,222	$505,222	$9,175,277	$(3,601,199)	$(2,857)	$6,076,443	$582,416	$6,658,859	$11,106
Impact of adoption of ASU No. 2016-13(1)	—	—	—	(1,524)	—	(1,524)	—	(1,524)	—
January 1, 2020	505,222	505,222	9,175,277	(3,602,723)	(2,857)	6,074,919	582,416	6,657,335	11,106
Net income (loss)	—	—	—	267,169	—	267,169	10,839	278,008	—
Other comprehensive income (loss)	—	—	—	—	(379)	(379)	—	(379)	—
Issuance of common stock, net	33,248	33,248	1,032,652	—	—	1,065,900	—	1,065,900	—
Conversion of DownREIT units to common stock	120	120	3,957	—	—	4,077	(4,077)	—	—
Repurchase of common stock	(289)	(289)	(9,984)	—	—	(10,273)	—	(10,273)	—
Exercise of stock options	54	54	1,752	—	—	1,806	—	1,806	—
Amortization of stock-based compensation	—	—	15,817	—	—	15,817	—	15,817	—
Common dividends ($1.11 per share)	—	—	—	(587,596)	—	(587,596)	—	(587,596)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(22,925)	(22,925)	(32)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	274
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(35,502)	—	—	(35,502)	—	(35,502)	35,502
September 30, 2020	538,355	$538,355	$10,183,969	$(3,923,150)	$(3,236)	$6,795,938	$566,253	$7,362,191	$46,850
_______________________________________
(1)On January 1, 2020, the Company adopted a series of Accounting Standards Updates (“ASUs”) related to accounting for credit losses and recognized the cumulative-effect of adoption to beginning retained earnings. Refer to Note 2 for a detailed impact of adoption.
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$493,354	$278,008
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate, in-place lease, and other intangibles	506,172	541,394
Amortization of stock-based compensation	13,895	13,392
Amortization of deferred financing costs	6,677	7,670
Straight-line rents	(23,627)	(24,086)
Amortization of nonrefundable entrance fees and above/below market lease intangibles	(68,854)	(58,849)
Equity loss (income) from unconsolidated joint ventures	(9,508)	48,545
Distributions of earnings from unconsolidated joint ventures	4,731	11,928
Loss (gain) on sale of real estate under direct financing leases	—	(41,670)
Deferred income tax expense (benefit)	(3,999)	(8,245)
Impairments and loan loss reserves (recoveries), net	37,194	97,723
Loss (gain) on debt extinguishments	225,824	42,912
Loss (gain) on sales of real estate, net	(598,531)	(247,881)
Loss (gain) upon change of control, net	(1,042)	(173,222)
Casualty-related loss (recoveries), net	1,632	469
Other non-cash items	(8,640)	653
Changes in:
Decrease (increase) in accounts receivable and other assets, net	27,576	22,503
Increase (decrease) in accounts payable, accrued liabilities, and deferred revenue	(31,519)	28,480
Net cash provided by (used in) operating activities	571,335	539,724
Cash flows from investing activities:
Acquisitions of real estate	(978,473)	(340,405)
Development, redevelopment, and other major improvements of real estate	(430,510)	(577,524)
Leasing costs, tenant improvements, and recurring capital expenditures	(72,112)	(61,329)
Proceeds from sales of real estate, net	2,383,017	568,828
Acquisition of CCRC Portfolio	—	(394,177)
Contributions to unconsolidated joint ventures	(12,828)	(9,792)
Distributions in excess of earnings from unconsolidated joint ventures	37,139	6,200
Proceeds from sales/principal repayments on loans receivable and direct financing leases	291,223	125,372
Investments in loans receivable and other	(13,781)	(83,651)
Net cash provided by (used in) investing activities	1,203,675	(766,478)
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	12,931,450	2,025,600
Repayments under bank line of credit and commercial paper	(12,037,040)	(2,118,600)
Issuance and borrowings of debt, excluding bank line of credit and commercial paper	591,546	594,750
Repayments and repurchase of debt, excluding bank line of credit and commercial paper	(2,421,598)	(559,725)
Payments for debt extinguishment and deferred financing costs	(232,306)	(47,149)
Issuance of common stock and exercise of options	4,713	1,067,706
Repurchase of common stock	(12,553)	(10,273)
Dividends paid on common stock	(488,084)	(587,596)
Distributions to and purchase of noncontrolling interests	(24,443)	(22,925)
Contributions from and issuance of noncontrolling interests	426	—
Net cash provided by (used in) financing activities	(1,687,889)	341,788
Effect of foreign exchanges on cash, cash equivalents and restricted cash	—	(153)
Net increase (decrease) in cash, cash equivalents and restricted cash	87,121	114,881
Cash, cash equivalents and restricted cash, beginning of period	181,685	184,657
Cash, cash equivalents and restricted cash, end of period	$268,806	$299,538
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
Senior Housing Triple-Net and Senior Housing Operating Portfolio Dispositions
During 2020, the Company established and began executing a plan to dispose of its senior housing triple-net and Senior Housing Operating (“SHOP”) properties. As of December 31, 2020, the Company concluded that the planned dispositions represented a strategic shift that has had and will have a major effect on the Company’s operations and financial results. Therefore, senior housing triple-net and SHOP assets meeting the held for sale criteria on or before September 30, 2021 are classified as discontinued operations in all periods presented herein. In September 2021, the Company successfully completed the disposition of the remaining senior housing triple-net and SHOP properties. See Note 5 for further information.
COVID-19 Update
The coronavirus (“COVID-19”) pandemic has caused significant disruption to individuals, governments, financial markets, and businesses, including the Company. The Company’s tenants, operators, and borrowers have experienced significant cost increases as a result of increased health and safety measures, staffing shortages, increased governmental regulation and compliance, vaccine mandates, and other operational changes necessitated either directly or indirectly by the COVID-19 pandemic. The Company evaluated the impacts of COVID-19 on its business thus far and incorporated information concerning the impact of COVID-19 into its assessments of liquidity, impairments, and collectibility from tenants, residents, and borrowers as of September 30, 2021. The Company will continue to monitor such impacts and will adjust its estimates and assumptions based on the best available information.
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
The consolidated financial statements include the accounts of Healthpeak Properties, Inc., its wholly-owned subsidiaries, joint ventures (“JVs”), and variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations, and cash flows have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (“SEC”).

Revision to Additional Paid-In Capital and Redeemable Noncontrolling Interests
During the third quarter of 2021, the Company identified and corrected immaterial errors in the classification and redemption value of redeemable noncontrolling interests of consolidated joint ventures in its Life Sciences segment. On the Consolidated Balance Sheet as of December 31, 2020, the Company corrected the classification of its redeemable noncontrolling interests and increased the balance to its estimated redemption value, with a corresponding decrease to additional paid-in capital (“APIC”) in accordance with ASC 480, Distinguishing Liabilities from Equity.
The increase in the unrealized value of the redeemable noncontrolling interests was largely attributable to rapidly rising rents and compressing capitalization rates in the market in which the entities operate, and was identified and corrected by management. The Company determined the impact of the adjustments to be immaterial, individually and in the aggregate, based on consideration of quantitative and qualitative factors. As such, the Company made these adjustments in its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021.
These adjustments had no impact on the Consolidated Statements of Cash Flows, Consolidated Statements of Operations, or any per share amounts. The following table provides the impact of the adjustment to the Company’s previously reported Consolidated Balance Sheet as of December 31, 2020 (in thousands):

	December 31, 2020
	Previously Reported	Adjustments	As Corrected
Consolidated Balance Sheet
Accounts payable, accrued liabilities, and other liabilities	$763,391	$(2,774)	$760,617
Total liabilities	8,575,517	(2,774)	8,572,743

Redeemable noncontrolling interests	—	57,396	57,396

Additional paid-in capital	10,229,857	(54,622)	10,175,235
Total stockholders’ equity	6,788,345	(54,622)	6,733,723
Total equity	7,344,572	(54,622)	7,289,950
Total liabilities and equity	15,920,089	—	15,920,089
In addition to the changes made to reflect the impact of the correction described above, the Company made changes (all amounts in thousands) to the Consolidated Statements of Equity and Redeemable Noncontrolling Interests to decrease APIC, total stockholders’ equity, and total equity by $82,319, $44,117, and $31,465, as of July 1, 2021, September 30, 2020, and July 1, 2020, respectively, with a corresponding increase to redeemable noncontrolling interests of $85,367, $46,850, and $34,054, respectively, and a decrease to accounts payable, accrued liabilities, and other liabilities of $3,048, $2,733, and $2,589, respectively, on the Consolidated Balance Sheets.
The Company also made changes (all amounts in thousands) to the Consolidated Statement of Equity and Redeemable Noncontrolling Interests to decrease APIC, total stockholders’ equity, and total equity as of December 31, 2019 by $8,615 with a corresponding increase to redeemable noncontrolling interests of $11,106 and a decrease to accounts payable, accrued liabilities, and other liabilities as of December 31, 2019 of $2,491 on the Consolidated Balance Sheet.
Government Grant Income
On March 27, 2020, the federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide financial aid to individuals, businesses, and state and local governments. During the three and nine months ended September 30, 2021 and 2020, the Company received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the COVID-19 pandemic. Grant income is recognized when there is reasonable assurance that the grant will be received and the Company will comply with all conditions attached to the grant. Additionally, grants are recognized over the periods in which the Company recognizes the increased expenses and lost revenue the grants are intended to defray. As of September 30, 2021, the amount of qualifying expenditures and lost revenue exceeded grant income recognized and the Company believes it has complied and will continue to comply with all grant conditions.

The following table summarizes information related to government grant income received and recognized by the Company (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Government grant income recorded in other income (expense), net	$15	$1,761	$1,412	$13,632
Government grant income recorded in equity income (loss) from unconsolidated joint ventures	—	295	1,010	1,099
Government grant income recorded in income (loss) from discontinued operations	—	392	3,660	2,601
Total government grants received	$15	$2,448	$6,082	$17,332
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
Accounting for Lease Concessions Related to COVID-19. In April 2020, the FASB staff issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under Accounting Standards Codification (“ASC”) 842, Leases, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. During the three and nine months ended September 30, 2020, the Company provided rent deferrals (to be repaid before the end of 2020) to certain tenants in its life science and medical office segments that were impacted by COVID-19 (discussed in further detail in Note 6). No such rent deferrals were provided to tenants during the three and nine months ended September 30, 2021. The Company elected to not assess these rent deferrals on a lease-by-lease basis and to continue recognizing rent revenue on a straight-line basis.
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
•The remaining 24 properties (excludes one property transitioned and sold to a third party, as discussed below) were restructured into a single master lease with 2.4% annual rent escalators and a maturity date of December 31, 2027 (the “2019 Amended Master Lease”);
•A portion of annual rent (amount in excess of 6.5% of sales proceeds) related to 14 of the 18 Brookdale Acquisition Assets was reallocated to the remaining properties under the 2019 Amended Master Lease; and
•Brookdale paid down $20 million of future rent under the 2019 Amended Master Lease.
As agreed to by the Company and Brookdale under the 2019 MTCA, in December 2020, the Company terminated the triple-net lease related to one property and converted it to a structure permitted by the Housing and Economic Recovery Act of 2008, which includes most of the provisions previously proposed in the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”). During the quarter ended September 30, 2021, the Company sold this property (see Note 5).
The Company and Brookdale also agreed that the Company would provide up to $35 million of capital investment in the 2019 Amended Master Lease properties over a five-year term, which would increase rent by 7% of the amount spent, per annum. As of December 31, 2020, the Company had funded $5 million of this capital investment. Upon the Company’s sale of the 24 properties under the 2019 Amended Master Lease in January 2021 (see Note 5), the remaining capital investment obligation was transferred to the buyer.

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
Upon sale of the Brookdale Acquisition Assets in January 2020, the Company recognized an aggregate gain on sales of real estate of $164 million, which is recorded within income (loss) from discontinued operations.
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
NOTE 4.  Real Estate Transactions

2021 Real Estate Investments
South San Francisco Land Site Acquisition
In October 2020, the Company executed a definitive agreement to acquire approximately 12 acres of land for $128 million. The acquisition site is located in South San Francisco, California, adjacent to two sites currently held by the Company as land for future development. The Company paid a $10 million nonrefundable deposit upon completing due diligence in November 2020. The first phase of the acquisition, with a purchase price of $61 million, closed in April 2021. The second phase of the acquisition, with a purchase price of $24 million, closed in September 2021. The final phase of the acquisition, with a purchase price of $43 million, closed in October 2021.
Westview Medical Plaza Acquisition
In February 2021, the Company acquired one medical office building (“MOB”) in Nashville, Tennessee for $13 million.
Pinnacle at Ridgegate Acquisition
In April 2021, the Company acquired one MOB in Denver, Colorado for $38 million.
MOB Portfolio Acquisition
In April 2021, the Company acquired 14 MOBs for $371 million (the “MOB Portfolio”). In conjunction with the acquisition, the Company originated $142 million of secured mortgage debt.
Westside Medical Plaza Acquisition
In June 2021, the Company acquired one MOB in Fort Lauderdale, Florida for $16 million.
Wesley Woodlawn Acquisition
In July 2021, the Company acquired one MOB in Wichita, Kansas for $50 million.
Atlantic Health Acquisition
In July 2021, the Company acquired three MOBs in Morristown, New Jersey for $155 million.
Baylor Centennial Acquisition
In September 2021, the Company acquired two MOBs in Dallas, Texas for $60 million.

Concord Avenue Campus Acquisition
In September 2021, the Company acquired a life science campus, comprised of three buildings, in Cambridge, Massachusetts for $180 million.
10 Fawcett Acquisition
In October 2021, the Company closed a life science acquisition in Cambridge, Massachusetts for $73 million.
Vista Sorrento Phase 1 Acquisition
In October 2021, the Company closed a life science acquisition in San Diego, California for $20 million.
Swedish Medical Acquisition
In October 2021, the Company acquired one MOB in Seattle, Washington for $43 million.
Lakeview Medical Pavilion
In October 2021, the Company acquired one MOB in New Orleans, Louisiana for $34 million.
Mooney Street Parcels
In October 2021, the Company closed a life science acquisition in Cambridge, Massachusetts for $123 million.
725 Concord
In October 2021, the Company acquired an MOB and adjacent land parcel in Cambridge, Massachusetts for $80 million.
25 Spinelli
In October 2021, the Company closed a life science acquisition in Cambridge, Massachusetts for $34 million.
68 Moulton
In October 2021, the Company closed a life science acquisition in Cambridge, Massachusetts for $18 million.
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

MBK JV Dissolution
In November 2020, as part of the dissolution of a senior housing joint venture, the Company was distributed one property, one land parcel, and $11 million in cash. Upon consolidating the property and land parcel at the time of distribution, the Company recognized a loss upon change of control of $16 million, which is recorded in other income (expense), net within income (loss) from discontinued operations. In conjunction with the distribution of the property, the Company assumed $36 million of secured mortgage debt (classified as liabilities related to assets held for sale and discontinued operations, net) maturing in 2025, which was recorded at its fair value through asset acquisition accounting. During the quarter ended September 30, 2021, the Company sold the property and the related secured mortgage debt was assumed by the buyer (see Note 5).
Other Real Estate Acquisitions
In December 2020, the Company acquired one hospital in Dallas, Texas for $34 million.
Development Activities
The Company’s commitments, which are primarily related to development and redevelopment projects and tenant improvements, increased by $89 million, to $395 million at September 30, 2021, when compared to December 31, 2020, primarily as a result of increased commitments on existing projects and new projects started during 2021.
During the nine months ended September 30, 2021, management reviewed the estimated useful lives of certain life science properties in connection with future plans of densification on campuses where the Company has densification opportunities. These changes in the planned use of the properties resulted in the Company updating the estimated useful lives of the properties, which differ from the Company’s previous estimates. The estimated useful lives of these properties was reduced from a weighted average remaining useful life of 15 years to 11 years to reflect the timing of the planned densification projects. For the three and nine months ended September 30, 2021, these changes in estimate increased depreciation expense by $9 million and $22 million, respectively, resulting in a corresponding decrease to income (loss) from continuing operations and net income (loss), as well as a decrease to both basic and diluted earnings per share of approximately $0.02 and $0.04, respectively.
NOTE 5.  Dispositions of Real Estate and Discontinued Operations

2021 Dispositions of Real Estate
Sunrise Senior Housing Portfolio
In January 2021, the Company sold a portfolio of 32 SHOP assets (the “Sunrise Senior Housing Portfolio”) for $664 million, resulting in an immaterial loss on sale, which is recognized in income (loss) from discontinued operations, and provided the buyer with: (i) financing of $410 million (see Note 7) and (ii) a commitment to finance up to $92 million of additional debt for capital expenditures. The commitment to finance additional debt for capital expenditures was subsequently reduced to $56 million during June 2021, $0.4 million of which had been funded as of September 30, 2021 (see Note 7). Upon completion of the license transfer process in June 2021, the Company sold the two remaining Sunrise senior housing triple-net assets for $80 million, resulting in a gain on sale of $22 million, which is recognized in income (loss) from discontinued operations.
Brookdale Triple-Net Portfolio
In January 2021, the Company sold 24 senior housing assets in a triple-net lease with Brookdale for $510 million, resulting in total gain on sale of $169 million, which is recognized in income (loss) from discontinued operations.
Additional SHOP Portfolio
In January 2021, the Company sold a portfolio of 16 SHOP assets for $230 million, resulting in total gain on sale of $59 million, which is recognized in income (loss) from discontinued operations. The Company provided the buyer with financing of $150 million (see Note 7).
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
2021 Other Dispositions
During the three months ended September 30, 2021, the Company sold the following: (i) eight SHOP assets for $120 million, (ii) four senior housing triple-net assets for $12 million, and (iii) three MOBs for $36 million, resulting in total gain on sales of $42 million ($27 million of which is recognized in income (loss) from discontinued operations). In conjunction with one of the SHOP asset sales, mortgage debt held on the property with a carrying value of $36 million was assumed by the buyer.
In addition to the portfolio and individual sales discussed above, during the nine months ended September 30, 2021, the Company sold the following: (i) 15 SHOP assets for $169 million, (ii) 7 senior housing triple-net assets for $24 million, and (iii) 7 MOBs for $57 million, resulting in total gain on sales of $52 million ($34 million of which is recognized in income (loss) from discontinued operations).
2020 Dispositions of Real Estate
During the three months ended September 30, 2020, the Company sold the following: (i) four MOBs for $14 million, (ii) one undeveloped MOB land parcel for $2 million and (iii) one asset from other non-reportable segments for $1 million, resulting in total gain on sales of $2 million recognized in income (loss) from continuing operations. Additionally, during the three months ended September 30, 2020, the Company sold four SHOP assets for $12 million, resulting in total loss on sales of $2 million recognized in income (loss) from discontinued operations.
During the nine months ended September 30, 2020, the Company sold the following: (i) 13 SHOP assets for $76 million, (ii) 18 senior housing triple-net assets for $385 million (representative of the 18 facilities sold to Brookdale under the 2019 MTCA - see Note 3), (iii) 7 MOBs for $120 million (inclusive of the exercise of a purchase option by a tenant to acquire 3 MOBs in San Diego, California), (iv) one undeveloped MOB land parcel for $2 million and (v) one asset from other non-reportable segments for $1 million, resulting in total gain on sales of $248 million ($162 million of which is recognized in income (loss) from discontinued operations).
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
Held for Sale and Discontinued Operations
During 2020, the Company established and began executing a plan to dispose of its senior housing triple-net and SHOP properties. As of December 31, 2020, the Company concluded that the planned dispositions represented a strategic shift that has had and will have a major effect on the Company’s operations and financial results. Therefore, senior housing triple-net and SHOP assets meeting the held for sale criteria on or before September 30, 2021 are classified as discontinued operations in all periods presented herein. In September 2021, the Company successfully completed the disposition of the remaining senior housing triple-net and SHOP properties.

The following summarizes the assets and liabilities classified as discontinued operations at September 30, 2021 and December 31, 2020, which are included in assets held for sale and discontinued operations, net and liabilities related to assets held for sale and discontinued operations, net, respectively, on the Consolidated Balance Sheets (in thousands):

	September 30, 2021	December 31, 2020
ASSETS
Real estate:
Buildings and improvements	$98	$2,553,254
Development costs and construction in progress	54	21,509
Land	—	355,803
Accumulated depreciation and amortization	—	(615,708)
Net real estate	152	2,314,858
Investments in and advances to unconsolidated joint ventures	—	5,842
Accounts receivable, net of allowance of $4,583 and $5,873	4,826	20,500
Cash and cash equivalents	14,005	53,085
Restricted cash	3	17,168
Intangible assets, net	—	24,541
Right-of-use asset, net	30	4,109
Other assets, net(1)	3,243	103,965
Total assets of discontinued operations, net(2)	22,259	2,544,068
Assets held for sale, net(3)	82,750	82,238
Assets held for sale and discontinued operations, net	$105,009	$2,626,306
LIABILITIES
Mortgage debt(4)	$—	$318,876
Lease liability	30	3,189
Accounts payable, accrued liabilities, and other liabilities	18,442	79,411
Deferred revenue	84	11,442
Total liabilities of discontinued operations, net(2)	18,556	412,918
Liabilities related to assets held for sale, net(3)	354	2,819
Liabilities related to assets held for sale and discontinued operations, net	$18,910	$415,737
_______________________________________
(1)Includes goodwill of zero and $29 million as of September 30, 2021 and December 31, 2020, respectively.
(2)At September 30, 2021, there were no senior housing triple-net or SHOP facilities classified as held for sale and discontinued operations. At December 31, 2020, 41 senior housing triple-net facilities, 97 SHOP facilities, and 1 SHOP joint venture were classified as held for sale and discontinued operations.
(3)As of September 30, 2021, primarily comprised of the following: (i) five MOBs and one life science facility with net real estate assets of $30 million and right-of-use asset, net of $0.6 million and (ii) one loan receivable with a total carrying value of $51 million. As of December 31, 2020, primarily comprised of six MOBs with net real estate assets of $73 million and deferred revenue of $2 million.
(4)During the three months ended September 30, 2021 and 2020, the Company made full and partial repayments of mortgage debt classified as discontinued operations of $37 million and $1 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company made full and partial repayments of mortgage debt classified as discontinued operations of $318 million and $7 million, respectively.

The results of discontinued operations through September 30, 2021, or the disposal date of each asset or portfolio of assets if they have been sold, are included in the consolidated results for the three and nine months ended September 30, 2021 and 2020. Summarized financial information for discontinued operations for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental and related revenues	$694	$24,589	$7,535	$81,070
Resident fees and services	8,507	149,585	111,777	477,081
Total revenues	9,201	174,174	119,312	558,151
Costs and expenses:
Interest expense	47	2,501	3,900	7,913
Depreciation and amortization	—	31,659	—	134,620
Operating	13,010	131,151	118,175	407,820
Transaction costs	—	602	76	1,141
Impairments and loan loss reserves (recoveries), net	21,740	36,327	32,736	81,556
Total costs and expenses	34,797	202,240	154,887	633,050
Other income (expense):
Gain (loss) on sales of real estate, net	26,758	(2,134)	408,658	162,245
Other income (expense), net	(863)	316	5,150	2,442
Total other income (expense), net	25,895	(1,818)	413,808	164,687
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	299	(29,884)	378,233	89,788
Income tax benefit (expense)	221	(1,204)	1,345	9,424
Equity income (loss) from unconsolidated joint ventures	81	(731)	4,991	(915)
Income (loss) from discontinued operations	$601	$(31,819)	$384,569	$98,297
Impairments of Real Estate
2021
During the three and nine months ended September 30, 2021, the Company recognized an aggregate impairment charge of $2 million, which is reported in impairments and loan loss reserves (recoveries), net, related to two MOBs classified as held for sale. The Company wrote down the two properties’ aggregate carrying value of $13 million to their aggregate fair value, less estimated costs to sell, of $11 million.
Additionally, during the nine months ended September 30, 2021, the Company recognized an impairment charge of $4 million related to one SHOP asset classified as held for sale, which is reported in income (loss) from discontinued operations. Following a reduction in the expected sales price of the SHOP asset occurring in the second quarter of 2021, the Company wrote down its carrying value of $20 million to its fair value, less estimated costs to sell, of $16 million.
The fair values of the impaired assets were based on forecasted sales prices, which are considered to be Level 3 measurements within the fair value hierarchy. The Company’s forecasted sales prices are typically determined using an income approach and/or a market approach (comparable sales model), which rely on certain assumptions by management, including: (i) market capitalization rates, (ii) comparable market transactions, (iii) estimated prices per unit, (iv) negotiations with prospective buyers, and (v) forecasted cash flow streams (lease revenue rates, expense rates, growth rates, etc.). There are inherent uncertainties in making these assumptions. For the Company’s impairment calculation as of September 30, 2021, the Company’s fair value estimates primarily relied on a market approach and utilized comparable market transactions and negotiations with prospective buyers.
2020
During the three months ended September 30, 2020, the Company recognized an aggregate impairment charge of $37 million ($36 million of which is reported in income (loss) from discontinued operations) related to nine SHOP assets, one senior housing triple-net asset and one MOB as a result of being classified as held for sale and wrote down their aggregate carrying value of $200 million to their aggregate fair value, less estimated costs to sell, of $163 million.

During the nine months ended September 30, 2020, the Company recognized an aggregate impairment charge of $87 million ($82 million of which is reported in income (loss) from discontinued operations) related to 28 SHOP assets, 5 senior housing triple-net assets, 2 MOBs, and 1 undeveloped MOB land parcel as a result of being classified as held for sale and wrote down their aggregate carrying value of $424 million to their aggregate fair value, less estimated costs to sell, of $337 million.
For the Company’s impairment calculations during the nine months ended and as of September 30, 2020, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $33,000 to $300,000, with a weighted average price based on relative fair value of $136,000.
Goodwill Impairment
When testing goodwill for impairment, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company recognizes an impairment loss for the amount by which the carrying value, including goodwill, exceeds the reporting unit’s fair value.
Following the disposition of the Company’s remaining senior housing triple-net and SHOP assets in September 2021, the Company performed an impairment assessment to evaluate the fair value of its reporting units as of September 30, 2021. During the three months ended September 30, 2021, the Company recognized a $22 million goodwill impairment charge reported in income (loss) from discontinued operations to reduce the associated goodwill balance to zero as no assets remained in the reporting units associated with the senior housing triple-net and SHOP portfolios as of the assessment date.
During the nine months ended September 30, 2021, the Company recognized a $29 million goodwill impairment charge reported in income (loss) from discontinued operations, $7 million of which was recognized during the second quarter of 2021, as the fair value of the remaining assets based on forecasted sales prices was less than the carrying value of the assets, including the related goodwill as of the assessment date.
During the three and nine months ended September 30, 2021, the fair value of the assets within each of the Company’s other reporting units was greater than the respective carrying value of the assets and related goodwill, and as a result, no impairment loss was recognized with respect to the other reporting units. During the three and nine months ended September 30, 2020, no goodwill impairment loss was recognized.
These fair value estimates primarily relied on a market approach, utilizing comparable market transactions, forecasted sales prices, and negotiations with prospective buyers. These estimates are considered to be a Level 3 measurement within the fair value hierarchy, and are subject to inherent uncertainties.
Deferred Tax Asset Valuation Allowance
In conjunction with the Company establishing a plan during the year ended December 31, 2020 to dispose of all of its SHOP assets and classifying such assets as discontinued operations, the Company concluded it was more likely than not that it would no longer realize the future value of certain deferred tax assets generated by the net operating losses of its taxable REIT subsidiary entities. Accordingly, the Company recognized a deferred tax asset valuation allowance of $33 million as of December 31, 2020. As of September 30, 2021, the Company had a deferred tax asset valuation allowance of $36 million.
NOTE 6.  Leases

Lease Income
The following table summarizes the Company’s lease income, excluding discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed income from operating leases	$276,430	$239,715	$807,677	$697,510
Variable income from operating leases	77,086	62,226	214,453	175,001
Interest income from direct financing leases	2,179	2,150	6,522	7,569

Direct Financing Leases
Net investment in DFLs consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Present value of minimum lease payments receivable	$3,399	$9,804
Present value of estimated residual value	44,706	44,706
Less deferred selling profits	(3,399)	(9,804)
Net investment in direct financing leases	$44,706	$44,706
Direct Financing Lease Internal Ratings
At September 30, 2021 and December 31, 2020, the Company had one hospital under a DFL with a carrying amount of $45 million and an internal rating of “performing”.
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
No such deferrals were granted during the three and nine months ended September 30, 2021.
The rent deferrals granted do not impact the pattern of revenue recognition or amount of revenue recognized (refer to Note 2 for additional information).
NOTE 7.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	September 30, 2021	December 31, 2020
Secured loans(1)	$395,303	$161,530
Mezzanine and other	23,701	44,347
Unamortized discounts, fees, and costs	(5,215)	(222)
Reserve for loan losses	(2,727)	(10,280)
Loans receivable, net	$411,062	$195,375
_______________________________________
(1)At September 30, 2021, the Company had $59 million remaining of commitments to fund senior housing redevelopment and capital expenditure projects. At December 31, 2020, the Company had $11 million remaining of commitments to fund senior housing redevelopment and capital expenditure projects.
SHOP Seller Financing
In conjunction with the sale of 32 SHOP facilities in the Sunrise Senior Housing Portfolio for $664 million in January 2021 (see Note 5), the Company provided the buyer with initial financing of $410 million. The remainder of the sales price was received in cash at the time of sale. Additionally, the Company agreed to provide up to $92 million of additional financing for capital expenditures (up to 65% of the estimated cost of capital expenditures). The additional financing was subsequently reduced to $56 million in conjunction with the principal repayments discussed below, $0.4 million of which had been funded as of September 30, 2021. The initial and additional financing is secured by the buyer's equity ownership in each property.

In June 2021, the Company received principal repayments of $246 million on the initial financing provided in conjunction with the sale of the Sunrise Senior Housing Portfolio in January 2021. The Company accelerated recognition of $7 million of the related mark-to-market discount, which is included in interest income in the Consolidated Statements of Operations for the nine months ended September 30, 2021.
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
During the first quarter of 2021, the Company reduced the consideration and reported gain on sales of real estate and recognized a mark-to-market discount of $16 million for certain transactions with seller financing. The Company’s discount is based on the difference between the stated interest rates (ranging from 3.50% to 4.50%) and corresponding prevailing market rates of approximately 5.25% as of the transaction dates. The discount is recognized as interest income over the term of the discounted loans (ranging from one to three years) using the effective interest rate method. During the three and nine months ended September 30, 2021, the Company recognized $1 million and $12 million, respectively, of non-cash interest income related to the amortization of its mark-to-market discounts, of which $7 million was recognized during the nine months ended September 30, 2021 as a result of the accelerated recognition discussed above related to the Sunrise Senior Housing Portfolio. The Company did not recognize any non-cash interest income associated with seller financing notes receivable during the three and nine months ended September 30, 2020.
2021 Other Loans Receivable Transactions
The Company classifies a loan receivable as held for sale when management no longer has the intent or ability to hold the loan receivable for the foreseeable future or until maturity. If a loan receivable is classified as held for sale, previously recorded reserves for loan losses are reversed and the loan is reported at the lower of amortized cost or fair value. During the second quarter of 2021, two loans receivable with a total amortized cost of $64 million were classified as held for sale. Upon the transfer of these two loans to held for sale, the carrying value was decreased by $11 million to an estimated fair value of $53 million, $8 million of which was previously recognized as a reserve for loan losses. As a result, a $3 million net loss was recognized in impairments and loan loss reserves (recoveries), net during the nine months ended September 30, 2021.
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
In May 2021, the Company received a $10 million principal repayment related to one of its secured loans. In September 2021, the Company received repayment of the remaining $15 million balance.
In July 2021, the Company received full repayment of the outstanding balance of an $8 million secured loan.
In September 2021, the Company sold one of the loans previously classified as held for sale for its carrying value of $2 million. As of September 30, 2021, the Company had one loan receivable classified as held for sale with a carrying value of $51 million.
2020 Other Loans Receivable Transactions
For certain residents that qualify, CCRCs may offer to lend residents the necessary funds to satisfy the entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. The loans are due upon sale of the previous residence. Upon completing the CCRC Acquisition (see Note 3) in January 2020, the Company began consolidating 13 CCRCs, which held approximately $30 million of such notes receivable from various community residents at the time of acquisition. At September 30, 2021 and December 31, 2020, the Company held $23 million of such notes receivable, which are included in mezzanine and other in the table above.
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
The following table summarizes, by year of origination, the Company’s internal ratings for loans receivable, net of unamortized discounts, fees, and costs and reserves for loan losses, as of September 30, 2021 (in thousands):

Investment Type	Year of Origination						Total
	2021	2020	2019	2018	2017	Prior
Secured loans
Risk rating:
Performing loans	$308,504	$76,749	$2,122	$—	$—	$—	$387,375
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total secured loans	$308,504	$76,749	$2,122	$—	$—	$—	$387,375
Mezzanine and other
Risk rating:
Performing loans	$21,808	$1,777	$102	$—	$—	$—	$23,687
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total mezzanine and other	$21,808	$1,777	$102	$—	$—	$—	$23,687
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

The following table summarizes the Company’s reserve for loan losses (in thousands):

	September 30, 2021			December 31, 2020
	Secured Loans	Mezzanine and Other	Total	Secured Loans	Mezzanine and Other	Total
Reserve for loan losses, beginning of period	$3,152	$7,128	$10,280	$—	$—	$—
Cumulative-effect of adopting of ASU 2016-13 to beginning retained earnings	—	—	—	513	907	1,420
Expected loan losses related to loans sold or repaid(1)	(1,643)	(8,015)	(9,658)	(259)	(8,135)	(8,394)
Expected loan losses related to loans transferred to held for sale(2)	(498)	—	(498)	—	—	—
Provision for expected loan losses	1,702	901	2,603	2,898	14,356	17,254
Reserve for loan losses, end of period	$2,713	$14	$2,727	$3,152	$7,128	$10,280
_______________________________________
(1)Includes five loans sold or repaid during the nine months ended September 30, 2021 and three loans sold or repaid during the year ended December 31, 2020.
(2)Includes one loan held for sale at September 30, 2021.
Additionally, at September 30, 2021 and December 31, 2020, a liability of $0.3 million and $1 million, respectively, related to expected credit losses for unfunded loan commitments was included in accounts payable, accrued liabilities, and other liabilities.
Credit loss expenses and recoveries are recorded in impairments and loan loss reserves (recoveries), net. During the three months ended September 30, 2021 and 2020, the net credit loss recovery was $2 million and $3 million, respectively. During the nine months ended September 30, 2021 and 2020, the net credit loss expense was $3 million and $10 million, respectively. The change in the reserve for expected loan losses during the three months ended September 30, 2021 is primarily due to the following: (i) principal repayments on loans receivable, (ii) loans receivable sales, and (iii) a more positive economic outlook. Additionally, the change in the reserve for expected loan losses during the nine months ended September 30, 2021 is further impacted by (i) transfers of loans receivable held for investment to loans receivable held for sale and (ii) the sale of two mezzanine loans as part of the Discovery SHOP Portfolio disposition (see Note 5).
NOTE 8.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method, excluding investments classified as discontinued operations (dollars in thousands):

				Carrying Amount
				September 30,	December 31,
Entity(1)(2)	Segment	Property Count(3)	Ownership %(3)	2021	2020
SWF SH JV	Other	19	54	$354,534	$357,581
Life Science JV	Life science	1	49	25,135	24,879
Medical Office JVs(4)	Medical office	3	20 - 67	9,426	9,673
Other JVs(5)	Other	—	—	—	9,157
CCRC JV(6)	CCRC	—	—	—	1,581
				$389,095	$402,871
_______________________________________
(1)These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)Excludes the Otay Ranch JV (90% ownership percentage), which was classified as discontinued operations and had an aggregate carrying value of $6 million at December 31, 2020 (see Note 5). In April 2021, the SHOP property in the Otay Ranch JV was sold, resulting in the Company’s share of proceeds of $32 million and a gain on sale of $5 million recognized in equity income (loss) from unconsolidated joint ventures within income (loss) from discontinued operations for the nine months ended September 30, 2021.
(3)Property count and ownership percentage are as of September 30, 2021.
(4)Includes three unconsolidated medical office joint ventures in which the Company holds an ownership percentage as follows: (i) Ventures IV (20%); (ii) Ventures III (30%); and (iii) Suburban Properties, LLC (67%).
(5)In April 2021, the Company sold its two preferred equity investments for their carrying value as part of the Discovery SHOP Portfolio disposition (see Note 5). At December 31, 2020, includes two unconsolidated other joint ventures in which the Company’s ownership percentage is as follows: (i) Discovery Naples JV (41%) and (ii) Discovery Sarasota JV (47%).
(6)See Note 3 for a discussion of the 2019 MTCA with Brookdale, including the acquisition of Brookdale’s interest in 13 of the 15 communities in the CCRC JV in January 2020. In May 2021, the two remaining CCRCs were sold for $38 million, $19 million of which represents the Company’s 49% interest, resulting in an immaterial gain on sale recorded within equity income (loss) from unconsolidated joint ventures for the nine months ended September 30, 2021.

NOTE 9.  Intangibles

Intangible assets primarily consist of lease-up intangibles and above market tenant lease intangibles. The following table summarizes the Company’s intangible lease assets (dollars in thousands):

Intangible lease assets	September 30, 2021	December 31, 2020
Gross intangible lease assets	$823,362	$761,328
Accumulated depreciation and amortization	(303,027)	(241,411)
Intangible assets, net(1)	$520,335	$519,917

Weighted average remaining amortization period in years	6	5
_______________________________________
(1)Excludes intangible assets reported in assets held for sale and discontinued operations, net of $25 million as of December 31, 2020.
Intangible liabilities consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (dollars in thousands):

Intangible lease liabilities	September 30, 2021	December 31, 2020
Gross intangible lease liabilities	$208,031	$194,565
Accumulated depreciation and amortization	(64,027)	(50,366)
Intangible liabilities, net	$144,004	$144,199

Weighted average remaining amortization period in years	8	8
During the nine months ended September 30, 2021, in conjunction with the Company’s acquisitions of real estate, the Company acquired intangible assets of $81 million and intangible liabilities of $17 million. The intangible assets and liabilities acquired had a weighted average amortization period at acquisition of 9 years and 8 years, respectively.
During the year ended December 31, 2020, in conjunction with the Company’s acquisitions of real estate, the Company acquired intangible assets of $352 million and intangible liabilities of $83 million. The intangible assets and intangible liabilities acquired had a weighted average amortization period at acquisition of 7 years and 9 years, respectively.
NOTE 10.  Debt

Bank Line of Credit and Term Loan
On May 23, 2019, the Company executed a $2.5 billion unsecured revolving line of credit facility, with a maturity date of May 23, 2023 and two six-month extension options, subject to certain customary conditions. Also in May 2019, the Company entered into a $250 million unsecured term loan facility, with a maturity date of May 23, 2024 (the “2019 Term Loan”). In July 2021, the Company repaid the $250 million 2019 Term Loan; therefore, at September 30, 2021, there was no outstanding balance. The outstanding balance on the 2019 Term Loan at December 31, 2020 was $250 million.
In September 2021, the Company executed an amended and restated unsecured revolving line of credit (the “Revolving Facility”) to increase total revolving commitments from $2.5 billion to $3.0 billion and extend the maturity date to January 20, 2026. This maturity date may be further extended pursuant to two six-month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at the base rate or LIBOR (or other applicable rate with respect to non-dollar borrowings) plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. The Company also pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at September 30, 2021, the margin on the Revolving Facility was 0.78% and the facility fee was 0.15%. At September 30, 2021 and December 31, 2020, the Company had no balance outstanding under the Revolving Facility.
The Revolving Facility includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. Further, the Revolving Facility includes customary LIBOR replacement language, including, but not limited to, the use of rates based on the secured overnight financing rate administered by the Federal Reserve Bank of New York. The Revolving Facility also includes a sustainability-linked pricing component whereby the applicable margin may be reduced by up to 0.025% based on the Company’s achievement of specified sustainability-linked metrics, subject to certain conditions.

The Revolving Facility also contains certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreement: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.7 billion. The Company believes it was in compliance with each of these covenants at September 30, 2021.
Commercial Paper Program
In September 2019, the Company established an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, unsecured short-term debt securities with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time. During 2021, the Company increased the maximum aggregate face or principal amount that can be outstanding at any one time from $1.0 billion to $1.5 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company uses its Revolving Facility as a liquidity backstop for the repayment of unsecured short-term debt securities issued under the Commercial Paper Program. At September 30, 2021, the Company had $1.02 billion of securities outstanding under the Commercial Paper Program, with original maturities of approximately one month and a weighted average interest rate of 0.22%. At December 31, 2020, the Company had $130 million of securities outstanding under the Commercial Paper Program, with original maturities of approximately one month and a weighted average interest rate of 0.30%.
Senior Unsecured Notes
At September 30, 2021, the Company had senior unsecured notes outstanding with an aggregate principal balance of $4.2 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at September 30, 2021.
The following table summarizes the Company’s senior unsecured notes repurchases and redemptions during the nine months ended September 30, 2021 (dollars in thousands):

Payoff Date	Amount	Coupon Rate	Maturity Year
May 19, 2021(1)	$251,806	3.40%	2025
May 19, 2021(1)	298,194	4.00%	2025
February 26, 2021(2)	188,000	4.25%	2023
February 26, 2021(2)	149,000	4.20%	2024
February 26, 2021(2)	331,000	3.88%	2024
January 28, 2021(2)	112,000	4.25%	2023
January 28, 2021(2)	201,000	4.20%	2024
January 28, 2021(2)	469,000	3.88%	2024
_______________________________________
(1)Upon repurchasing a portion of the 3.40% and 4.00% senior unsecured notes due 2025, the Company recognized a $61 million loss on debt extinguishment during the nine months ended September 30, 2021.
(2)Upon completing the repurchases and redemptions of all outstanding 4.25%, 4.20%, and 3.88% senior unsecured notes due 2023 and 2024, the Company recognized a $164 million loss on debt extinguishment during the nine months ended September 30, 2021.
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
_______________________________________
(1)Upon completing the redemption of all outstanding 3.15% senior unsecured notes due 2022, the Company recognized an $18 million loss on debt extinguishment during the three and nine months ended September 30, 2020.
(2)Upon repurchasing a portion of the 4.25% senior unsecured notes due 2023, the Company recognized a $26 million loss on debt extinguishment during the nine months ended September 30, 2020.
The following table summarizes the Company’s senior unsecured notes issuances during the year ended December 31, 2020 (dollars in thousands):

Issue Date	Amount	Coupon Rate	Maturity Year
June 23, 2020	$600,000	2.88%	2031
Mortgage Debt
At September 30, 2021 and December 31, 2020, the Company had $355 million and $217 million, respectively, in aggregate principal of mortgage debt outstanding (excluding mortgage debt on assets held for sale and discontinued operations), which was secured by 19 and 6 healthcare facilities, respectively, with an aggregate carrying value of $835 million and $517 million, respectively.
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
During the three and nine months ended September 30, 2021, the Company made aggregate principal repayments of mortgage debt of $1 million and $4 million, respectively (excluding mortgage debt on assets held for sale and discontinued operations). During the three and nine months ended September 30, 2020, the Company made aggregate principal repayments of mortgage debt of $1 million and $4 million, respectively (excluding mortgage debt on assets held for sale and discontinued operations).
In April 2021, in conjunction with the acquisition of the MOB Portfolio, the Company originated $142 million of secured mortgage debt (see Note 4) that matures in May 2026 and has a weighted average effective interest rate of 2.68% as of September 30, 2021.

Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at September 30, 2021 (dollars in thousands):

			Senior Unsecured Notes(2)		Mortgage Debt(3)
Year	Bank Line of Credit	Commercial Paper(1)	Amount	Interest Rate	Amount	Interest Rate	Total
2021	$—	$—	$—	—%	$8,731	4.86%	$8,731
2022	—	—	—	—%	4,843	3.80%	4,843
2023	—	—	—	—%	89,874	3.80%	89,874
2024	—	—	—	—%	3,050	3.80%	3,050
2025	—	—	800,000	3.93%	3,209	3.80%	803,209
Thereafter	—	1,024,000	3,400,000	3.39%	244,889	3.12%	4,668,889
	—	1,024,000	4,200,000		354,596		5,578,596
(Discounts), premium and debt costs, net	—	—	(42,166)		1,974		(40,192)
	$—	$1,024,000	$4,157,834		$356,570		$5,538,404
_______________________________________
(1)Commercial Paper Program borrowings are backstopped by the Revolving Facility. As such, the Company calculates the weighted average remaining term of its Commercial Paper Program borrowings using the maturity date of the Revolving Facility.
(2)Effective interest rates on the senior unsecured notes range from 1.54% to 6.91% with a weighted average effective interest rate of 3.51% and a weighted average maturity of 7 years.
(3)Effective interest rates on the mortgage debt range from 2.50% to 5.91% with a weighted average effective interest rate of 3.31% and a weighted average maturity of 4 years.
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

NOTE 12.  Equity and Redeemable Noncontrolling Interests

Dividends
On October 27, 2021, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.30 per share. The common stock cash dividend will be paid on November 19, 2021 to stockholders of record as of the close of business on November 8, 2021.
During the three months ended September 30, 2021 and 2020, the Company declared and paid common stock cash dividends of $0.30 per share and $0.37 per share, respectively. During the nine months ended September 30, 2021 and 2020, the Company declared and paid common stock cash dividends of $0.90 and $1.11 per share, respectively.
At-The-Market Equity Offering Program
The Company previously established an at-the-market equity offering program (“ATM Program”), which was most recently amended in May 2021 (as amended, the “2020 ATM Program”) to increase the size of the program from $1.25 billion to $1.5 billion, pursuant to which shares of common stock having an aggregate gross sales price of up to $1.5 billion may be sold (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement (each, an “ATM forward contract”). The use of ATM forward contracts allows the Company to lock in a share price on the sale of shares at the time the ATM forward contract is effective, but defer receiving the proceeds from the sale of shares until a later date.
ATM forward contracts generally have a one to two year term. At any time during the term, the Company may settle a forward sale by delivery of physical shares of common stock to the forward seller or, at the Company’s election, in cash or net shares. The forward sale price the Company expects to receive upon settlement of outstanding ATM forward contracts will be the initial forward price established upon the effective date, subject to adjustments for: (i) accrued interest, (ii) the forward purchasers’ stock borrowing costs, and (iii) certain fixed price reductions during the term of the ATM forward contract.
At September 30, 2021, $1.18 billion of the Company’s common stock remained available for sale under the 2020 ATM Program.
ATM Forward Contracts
During the three and nine months ended September 30, 2021, the Company utilized the forward provisions under the 2020 ATM Program to allow for the sale of an aggregate of 9.1 million shares of its common stock at an initial weighted average net price of $35.25 per share, after commissions.
During the three and nine months ended September 30, 2021, no shares were settled under ATM forward contracts. Therefore, at September 30, 2021, 9.1 million shares remained outstanding under ATM forward contracts.
During the three months ended September 30, 2020, the Company did not utilize the forward provisions under any previous ATM Program. During the nine months ended September 30, 2020, the Company utilized the forward provisions under a previous ATM Program established in 2019 to allow for the sale of an aggregate of 2.0 million shares of its common stock at an initial weighted average net price of $35.23 per share, after commissions.
During the three months ended March 31, 2020, the Company settled all 16.8 million shares previously outstanding under ATM forward contracts at a weighted average net price of $31.38 per share, after commissions, resulting in net proceeds of $528 million. No shares were settled subsequent to March 31, 2020. At September 30, 2020, no shares remained outstanding under these prior ATM forward contracts.
ATM Direct Issuances
During the three and nine months ended September 30, 2021 and September 30, 2020, no shares of common stock were issued under any ATM Program.

Forward Equity Offerings
November 2019 Offering. In November 2019, the Company entered into a forward equity sales agreement (the "2019 forward equity sales agreement") to sell an aggregate of 15.6 million shares of its common stock (including shares sold through the exercise of underwriters’ options) at an initial net price of $34.46 per share, after underwriting discounts and commissions, which was subject to adjustments for: (i) accrued interest, (ii) the forward purchasers’ stock borrowing costs, and (iii) certain fixed price reductions during the term of the agreement. During the three months ended March 31, 2020, the Company settled all 15.6 million shares under the 2019 forward equity sales agreement at a weighted average net price of $34.18 per share, resulting in net proceeds of $534 million (total net proceeds of $1.06 billion, when aggregated with the net proceeds from settling ATM forward contracts, as discussed above). Therefore, at September 30, 2021 and September 30, 2020, no shares remained outstanding under the 2019 forward equity sales agreement.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	September 30, 2021	December 31, 2020
Unrealized gains (losses) on derivatives, net	$—	$(81)
Supplemental Executive Retirement Plan minimum liability	(3,281)	(3,604)
Total accumulated other comprehensive income (loss)	$(3,281)	$(3,685)
Redeemable Noncontrolling Interests
Arrangements with noncontrolling interest holders are assessed for appropriate balance sheet classification based on the redemption and other rights held by the noncontrolling interest holder. Certain of the Company’s noncontrolling interest holders have the ability to put their equity interests to the Company upon specified events or after the passage of a predetermined period of time. Each put option is payable in cash and subject to increases in redemption value in the event that the underlying property generates specified returns for the Company and meets certain promote thresholds pursuant to the respective agreements. Accordingly, the Company records redeemable noncontrolling interests outside of permanent equity and presents the redeemable noncontrolling interests at the greater of their carrying amount or redemption value at the end of each reporting period.
As of September 30, 2021, the put option related to $54 million of the redeemable noncontrolling interests balance was currently exercisable. The remaining redeemable noncontrolling interests had not yet met the conditions for redemption. Three of the interests will become redeemable following the passage of a predetermined amount of time, which will occur in 2022, 2023, and 2024. The fourth interest will become redeemable at the earlier of a predetermined passage of time or stabilization, which is expected to occur in 2023. The redemption values are subject to change based on the assessment of value at each redemption date. As of December 31, 2020, none of the redeemable noncontrolling interests were exercisable.
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

Refer to Note 12 for a discussion of the sale of shares under and settlement of forward sales agreements during the periods presented. The Company considered the potential dilution resulting from the forward agreements to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to calculate the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. The aggregate effect on the Company’s diluted weighted-average common shares for the three months ended September 30, 2021 and 2020 was zero weighted-average incremental shares from the forward equity sales agreements. The aggregate effect on the Company’s diluted weighted-average common shares for the nine months ended September 30, 2021 and 2020 was zero and 0.3 million weighted-average incremental shares, respectively, from the forward equity sales agreements.
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Income (loss) from continuing operations	$61,305	$(27,762)	$108,785	$179,711
Noncontrolling interests' share in continuing operations	(7,195)	(3,616)	(14,036)	(10,565)
Income (loss) from continuing operations attributable to Healthpeak Properties, Inc.	54,110	(31,378)	94,749	169,146
Less: Participating securities' share in continuing operations	(269)	(351)	(3,001)	(2,151)
Income (loss) from continuing operations applicable to common shares	53,841	(31,729)	91,748	166,995
Income (loss) from discontinued operations	601	(31,819)	384,569	98,297
Noncontrolling interests' share in discontinued operations	—	(220)	(2,539)	(274)
Net income (loss) applicable to common shares	$54,442	$(63,768)	$473,778	$265,018
Denominator
Basic weighted average shares outstanding	539,021	538,333	538,879	527,908
Dilutive potential common shares - equity awards(1)	367	—	280	279
Dilutive potential common shares - forward equity agreements(2)	—	—	—	268
Diluted weighted average common shares	539,388	538,333	539,159	528,455
Basic earnings (loss) per common share
Continuing operations	$0.10	$(0.06)	$0.17	$0.32
Discontinued operations	0.00	(0.06)	0.71	0.18
Net income (loss) applicable to common shares	$0.10	$(0.12)	$0.88	$0.50
Diluted earnings (loss) per common share
Continuing operations	$0.10	$(0.06)	$0.17	$0.32
Discontinued operations	0.00	(0.06)	0.71	0.18
Net income (loss) applicable to common shares	$0.10	$(0.12)	$0.88	$0.50
_______________________________________
(1)For all periods presented, represents the dilutive impact of 1 million outstanding equity awards (restricted stock units and stock options).
(2)For the three and nine months ended September 30, 2021, all 9 million shares that have not been settled as of September 30, 2021 were anti-dilutive. For the nine months ended September 30, 2020, represents the dilutive impact of 32 million shares that were settled during the nine months then ended. For the three months ended September 30, 2020, forward sales agreements had no dilutive impact as all agreements were settled prior to the start of the period.
For all periods presented in the table above, all 7 million shares issuable upon conversion of DownREIT units were not included because they were anti-dilutive.

NOTE 14.  Segment Disclosures

The Company’s reportable segments, based on how its chief operating decision makers (“CODMs”) evaluates its business and allocates resources, are as follows: (i) life science, (ii) medical office, and (iii) CCRC. The Company has non-reportable segments that are comprised primarily of the Company’s interests in an unconsolidated senior housing joint venture and debt investments. The accounting policies of the segments are the same as those in Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC, as updated by Note 2 herein.
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

The following tables summarize information for the reportable segments (in thousands):
For the three months ended September 30, 2021:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$184,213	$171,482	$119,022	$6,748	$—	$481,465
Government grant income(1)	—	—	15	—	—	15
Less: Interest income	—	—	—	(6,748)	—	(6,748)
Healthpeak’s share of unconsolidated joint venture total revenues	1,521	737	—	17,109	—	19,367
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	—	—	—	—
Noncontrolling interests’ share of consolidated joint venture total revenues	(82)	(8,954)	—	—	—	(9,036)
Operating expenses	(44,923)	(58,430)	(98,799)	13	—	(202,139)
Healthpeak’s share of unconsolidated joint venture operating expenses	(463)	(305)	(32)	(13,450)	—	(14,250)
Noncontrolling interests’ share of consolidated joint venture operating expenses	25	2,659	—	—	—	2,684
Adjustments to NOI(2)	(11,021)	(3,626)	724	(100)	—	(14,023)
Adjusted NOI	129,270	103,563	20,930	3,572	—	257,335
Plus: Adjustments to NOI(2)	11,021	3,626	(724)	100	—	14,023
Interest income	—	—	—	6,748	—	6,748
Interest expense	(46)	(1,104)	(1,936)	—	(32,819)	(35,905)
Depreciation and amortization	(79,570)	(66,189)	(31,416)	—	—	(177,175)
General and administrative	—	—	—	—	(23,270)	(23,270)
Transaction costs	—	—	—	—	—	—
Impairments and loan loss reserves	—	(1,952)	—	1,667	—	(285)
Gain (loss) on sales of real estate, net	—	14,635	—	—	—	14,635
Gain (loss) on debt extinguishments	—	—	—	—	(667)	(667)
Other income (expense), net	22	(30)	114	1	1,563	1,670
Less: Government grant income	—	—	(15)	—	—	(15)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(1,058)	(432)	32	(3,659)	—	(5,117)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	57	6,295	—	—	—	6,352
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	59,696	58,412	(13,015)	8,429	(55,193)	58,329
Income tax benefit (expense)	—	—	—	—	649	649
Equity income (loss) from unconsolidated joint ventures	630	220	845	632	—	2,327
Income (loss) from continuing operations	60,326	58,632	(12,170)	9,061	(54,544)	61,305
Income (loss) from discontinued operations	—	—	—	—	601	601
Net income (loss)	$60,326	$58,632	$(12,170)	$9,061	$(53,943)	$61,906
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

For the three months ended September 30, 2020:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$148,702	$155,381	$115,031	$4,451	$—	$423,565
Government grant income(1)	—	—	1,761	—	—	1,761
Less: Interest income	—	—	—	(4,443)	—	(4,443)
Healthpeak’s share of unconsolidated joint venture total revenues	—	699	4,295	17,853	—	22,847
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	246	49	—	295
Noncontrolling interests’ share of consolidated joint venture total revenues	(66)	(8,788)	—	—	—	(8,854)
Operating expenses	(36,714)	(51,435)	(94,992)	—	—	(183,141)
Healthpeak’s share of unconsolidated joint venture operating expenses	—	(296)	(4,797)	(13,485)	—	(18,578)
Noncontrolling interests’ share of consolidated joint venture operating expenses	18	2,630	—	—	—	2,648
Adjustments to NOI(2)	(8,330)	(1,729)	1,684	63	—	(8,312)
Adjusted NOI	103,610	96,462	23,228	4,488	—	227,788
Plus: Adjustments to NOI(2)	8,330	1,729	(1,684)	(63)	—	8,312
Interest income	—	—	—	4,443	—	4,443
Interest expense	(57)	(100)	(1,983)	—	(51,594)	(53,734)
Depreciation and amortization	(57,170)	(54,693)	(30,106)	(2)	—	(141,971)
General and administrative	—	—	—	—	(21,661)	(21,661)
Transaction costs	(79)	—	(1,897)	(8)	—	(1,984)
Impairments and loan loss reserves	—	(1,208)	—	2,985	—	1,777
Gain (loss) on sales of real estate, net	—	2,283	—	—	—	2,283
Gain (loss) on debt extinguishments	—	—	—	—	(17,921)	(17,921)
Other income (expense), net	—	—	3,903	—	2,841	6,744
Less: Government grant income	—	—	(1,761)	—	—	(1,761)
Less: Healthpeak’s share of unconsolidated joint venture NOI	—	(403)	256	(4,417)	—	(4,564)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	48	6,158	—	—	—	6,206
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	54,682	50,228	(10,044)	7,426	(88,335)	13,957
Income tax benefit (expense)(3)	—	—	—	—	(22,970)	(22,970)
Equity income (loss) from unconsolidated joint ventures	—	198	(322)	(18,625)	—	(18,749)
Income (loss) from continuing operations	54,682	50,426	(10,366)	(11,199)	(111,305)	(27,762)
Income (loss) from discontinued operations	—	—	—	—	(31,819)	(31,819)
Net income (loss)	$54,682	$50,426	$(10,366)	$(11,199)	$(143,124)	$(59,581)
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
(3)Income tax benefit (expense) for the three months ended September 30, 2020 includes a $31 million income tax expense related to the valuation allowance on deferred tax assets that are no longer expected to be realized (see Note 5).

For the nine months ended September 30, 2021:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$531,674	$496,978	$352,458	$31,869	$—	$1,412,979
Government grant income(1)	—	—	1,412	—	—	1,412
Less: Interest income	—	—	—	(31,869)	—	(31,869)
Healthpeak’s share of unconsolidated joint venture total revenues	4,270	2,162	6,903	50,602	—	63,937
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	200	810	—	1,010
Noncontrolling interests’ share of consolidated joint venture total revenues	(222)	(26,704)	—	—	—	(26,926)
Operating expenses	(125,108)	(164,198)	(284,739)	13	—	(574,032)
Healthpeak’s share of unconsolidated joint venture operating expenses	(1,316)	(915)	(6,985)	(38,496)	—	(47,712)
Noncontrolling interests’ share of consolidated joint venture operating expenses	66	7,714	—	—	—	7,780
Adjustments to NOI(2)	(35,197)	(7,553)	1,971	(15)	—	(40,794)
Adjusted NOI	374,167	307,484	71,220	12,914	—	765,785
Plus: Adjustments to NOI(2)	35,197	7,553	(1,971)	15	—	40,794
Interest income	—	—	—	31,869	—	31,869
Interest expense	(196)	(1,985)	(5,778)	—	(113,470)	(121,429)
Depreciation and amortization	(224,958)	(187,512)	(93,702)	—	—	(506,172)
General and administrative	—	—	—	—	(72,260)	(72,260)
Transaction costs	(11)	(295)	(1,090)	(21)	—	(1,417)
Impairments and loan loss reserves	—	(1,952)	—	(2,506)	—	(4,458)
Gain (loss) on sales of real estate, net	—	189,873	—	—	—	189,873
Gain (loss) on debt extinguishments	—	—	—	—	(225,824)	(225,824)
Other income (expense), net	54	(2,483)	2,456	482	5,095	5,604
Less: Government grant income	—	—	(1,412)	—	—	(1,412)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(2,954)	(1,247)	(118)	(12,916)	—	(17,235)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	156	18,990	—	—	—	19,146
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	181,455	328,426	(30,395)	29,837	(406,459)	102,864
Income tax benefit (expense)	—	—	—	—	1,404	1,404
Equity income (loss) from unconsolidated joint ventures	648	549	1,484	1,836	—	4,517
Income (loss) from continuing operations	182,103	328,975	(28,911)	31,673	(405,055)	108,785
Income (loss) from discontinued operations	—	—	—	—	384,569	384,569
Net income (loss)	$182,103	$328,975	$(28,911)	$31,673	$(20,486)	$493,354
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

For the nine months ended September 30, 2020:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$416,081	$463,866	$320,737	$12,494	$—	$1,213,178
Government grant income(1)	—	—	13,632	—	—	13,632
Less: Interest income	—	—	—	(12,361)	—	(12,361)
Healthpeak’s share of unconsolidated joint venture total revenues	—	2,085	30,723	56,729	—	89,537
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	780	319	—	1,099
Noncontrolling interests’ share of consolidated joint venture total revenues	(175)	(25,775)	—	—	—	(25,950)
Operating expenses	(101,120)	(151,484)	(345,722)	—	—	(598,326)
Healthpeak’s share of unconsolidated joint venture operating expenses	—	(846)	(27,660)	(40,444)	—	(68,950)
Noncontrolling interests’ share of consolidated joint venture operating expenses	53	7,737	—	—	—	7,790
Adjustments to NOI(2)	(15,389)	(3,188)	93,263	114	—	74,800
Adjusted NOI	299,450	292,395	85,753	16,851	—	694,449
Plus: Adjustments to NOI(2)	15,389	3,188	(93,263)	(114)	—	(74,800)
Interest income	—	—	—	12,361	—	12,361
Interest expense	(180)	(302)	(5,256)	—	(158,510)	(164,248)
Depreciation and amortization	(159,737)	(165,265)	(81,760)	(12)	—	(406,774)
General and administrative	—	—	—	—	(67,730)	(67,730)
Transaction costs	(80)	—	(16,739)	(101)	—	(16,920)
Impairments and loan loss reserves	—	(6,033)	—	(10,134)	—	(16,167)
Gain (loss) on sales of real estate, net	—	85,676	—	(40)	—	85,636
Gain (loss) on debt extinguishments	—	—	—	—	(42,912)	(42,912)
Other income (expense), net	—	—	188,377	41,707	4,728	234,812
Less: Government grant income	—	—	(13,632)	—	—	(13,632)
Less: Healthpeak’s share of unconsolidated joint venture NOI	—	(1,239)	(3,843)	(16,604)	—	(21,686)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	122	18,038	—	—	—	18,160
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	154,964	226,458	59,637	43,914	(264,424)	220,549
Income tax benefit (expense)(3)	—	—	—	—	6,792	6,792
Equity income (loss) from unconsolidated joint ventures	—	604	(1,801)	(46,433)	—	(47,630)
Income (loss) from continuing operations	154,964	227,062	57,836	(2,519)	(257,632)	179,711
Income (loss) from discontinued operations	—	—	—	—	98,297	98,297
Net income (loss)	$154,964	$227,062	$57,836	$(2,519)	$(159,335)	$278,008
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
(3)Income tax benefit (expense) for the nine months ended September 30, 2020 includes: (i) a $51 million tax benefit recognized in conjunction with internal restructuring activities, which resulted in the transfer of assets subject to certain deferred tax liabilities from taxable REIT subsidiaries to the REIT in connection with the 2019 MTCA (see Note 3), (ii) a $31 million income tax expense related to the valuation allowance on deferred tax assets that are no longer expected to be realized (see Note 5), and (iii) a $3.6 million net tax benefit recognized due to changes under the CARES Act, which resulted in net operating losses being utilized at a higher income tax rate than previously available.

The following table summarizes the Company’s revenues by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment	2021	2020	2021	2020
Life science	$184,213	$148,702	$531,674	$416,081
Medical office	171,482	155,381	496,978	463,866
CCRC	119,022	115,031	352,458	320,737
Other non-reportable	6,748	4,451	31,869	12,494
Total revenues	$481,465	$423,565	$1,412,979	$1,213,178
See Notes 3, 4, and 5 for significant transactions impacting the Company’s segment assets during the periods presented.
NOTE 15.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2021	2020
Supplemental cash flow information:
Interest paid, net of capitalized interest	$167,062	$187,569
Income taxes paid (refunded)	4,258	261
Capitalized interest	17,022	20,570
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	150,204	114,979
Vesting of restricted stock units and conversion of non-managing member units into common stock	907	4,729
Net noncash impact from the consolidation of previously unconsolidated joint ventures	—	323,138
Mortgages assumed with real estate acquisitions	—	215,335
Carrying value of mortgages assumed by buyer in real estate dispositions	143,676	—
Refundable entrance fees assumed with real estate acquisitions	—	307,954
Seller financing provided on disposition of real estate asset	559,745	12,480
Increase in ROU asset in exchange for new lease liability related to operating leases	15,329	24,984
Decrease in ROU asset with corresponding change in lease liability related to operating leases	8,410	—
See Note 3 for a discussion of the impact of the 2019 MTCA with Brookdale on the Company’s Consolidated Balance Sheets and statements of operations.
The following table summarizes certain cash flow information related to assets classified as discontinued operations (in thousands):

	Nine Months Ended September 30,
	2021	2020
Depreciation and amortization of real estate, in-place lease, and other intangibles	$—	$134,620
Development, redevelopment, and other major improvements of real estate	5,361	26,879
Leasing costs, tenant improvements, and recurring capital expenditures	2,609	9,137

The following table summarizes cash, cash equivalents and restricted cash (in thousands):

	Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020
	Continuing operations		Discontinued operations		Total
Beginning of period:
Cash and cash equivalents	$44,226	$80,398	$53,085	$63,834	$97,311	$144,232
Restricted cash	67,206	13,385	17,168	27,040	84,374	40,425
Cash, cash equivalents and restricted cash	$111,432	$93,783	$70,253	$90,874	$181,685	$184,657
End of period:
Cash and cash equivalents	$201,099	$139,797	$14,005	$57,322	$215,104	$197,119
Restricted cash	53,699	83,156	3	19,263	53,702	102,419
Cash, cash equivalents and restricted cash	$254,798	$222,953	$14,008	$76,585	$268,806	$299,538
NOTE 16.  Variable Interest Entities

Unconsolidated Variable Interest Entities
At September 30, 2021, the Company had investments in: (i) one unconsolidated VIE joint venture and (ii) marketable debt securities of one VIE. At December 31, 2020, the Company had investments in: (i) two properties leased to a VIE tenant, (ii) four unconsolidated VIE joint ventures, (iii) marketable debt securities of one VIE, and (iv) one loan to a VIE borrower. The Company determined it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (the LLC investment discussed below), it has no formal involvement in these VIEs beyond its investments.
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
CCRC OpCo. As of December 31, 2020, the Company held a 49% ownership interest in CCRC OpCo, a joint venture entity formed in August 2014 that operated senior housing properties and had been identified as a VIE. The equity members of CCRC OpCo “lacked power” because they shared certain operating rights with Brookdale, as manager of the CCRCs. The assets of CCRC OpCo primarily consisted of the CCRCs that it owned and leased, resident fees receivable, notes receivable, and cash and cash equivalents; its obligations primarily consisted of operating lease obligations to CCRC PropCo, debt service payments, capital expenditures, accounts payable, and expense accruals. Assets generated by the operations of CCRC OpCo (primarily rents from CCRC residents) of CCRC OpCo may only be used to settle its contractual obligations (primarily from debt service payments, capital expenditures, and rental costs and operating expenses incurred to manage such facilities). Refer to Note 3 for additional discussion related to transactions impacting CCRC OpCo. In May 2021, the CCRC JV sold the two remaining CCRCs.
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

Loan Receivable. The Company provided seller financing related to its sale of seven senior housing triple-net facilities. The financing was provided in the form of a secured five-year mezzanine loan to a “thinly capitalized” borrower created to acquire the facilities. In September 2021, the Company sold this loan receivable (see Note 7).
The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at September 30, 2021 was as follows (in thousands):

VIE Type	Asset Type	Maximum Loss Exposure and Carrying Amount(1)
Continuing operations:
CMBS and LLC investment	Other assets, net	$36,088
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).
As of September 30, 2021, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
See Notes 3, 7, and 8 for additional descriptions of the nature, purpose, and operating activities of the Company’s unconsolidated VIEs and interests therein.
Consolidated Variable Interest Entities
The Company’s consolidated total assets and total liabilities at September 30, 2021 and December 31, 2020 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company.
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
Life Science JVs.  The Company holds a 99% ownership interest in multiple joint venture entities that own and lease life science assets (the “Life Science JVs”). The Life Science JVs are VIEs as the members share in control of the entities, but substantially all of the activities are performed on behalf of the Company. The Company consolidates the Life Science JVs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the Life Science JVs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of debt service payments and capital expenditures for the properties. Assets generated by the Life Science JVs may only be used to settle their contractual obligations (primarily from capital expenditures). Refer to Note 12 for a discussion of certain put options associated with the Life Science JVs.
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

Consolidated Lessees. As of December 31, 2020, the Company leased seven senior housing properties to lessee entities under cash flow leases through which the Company received monthly rent equal to the residual cash flows of the properties. The lessee entities were classified as VIEs as they were "thinly capitalized" entities. The Company consolidated the lessee entities as it had the ability to control the activities that most significantly impacted the economic performance of the lessee entities. The lessee entities’ assets primarily consisted of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consisted of lease payments to the Company and operating expenses of the senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) could only be used to settle contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facility and debt costs). During the nine months ended September 30, 2021, the Company sold these seven senior housing properties.
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
Exchange Accommodation Titleholder. During the year ended December 31, 2020, the Company acquired seven MOBs, one hospital, and three life science facilities (the “acquired properties”) using reverse like-kind exchange structures pursuant to Section 1031 of the Code (a “reverse 1031 exchange”). As of December 31, 2020, the Company had not completed the reverse 1031 exchanges and as such, the acquired properties remained in the possession of Exchange Accommodation Titleholders (“EATs”). The EATs were classified as VIEs as they were “thinly capitalized” entities. The Company consolidated the EATs because it had the ability to control the activities that most significantly impacted the economic performance of the EATs and was, therefore, the primary beneficiary of the EATs. The properties held by the EATs were reflected as real estate with a carrying value of $813 million as of December 31, 2020. The assets of the EATs primarily consisted of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consisted of capital expenditures for the properties. Assets generated by the EATs may only be used to settle its contractual obligations (primarily from capital expenditures). The reverse 1031 exchanges described above were completed during the three months ended June 30, 2021. Therefore, as of September 30, 2021, no properties remained in possession of an EAT.
In October 2021, the Company acquired two MOBs in reverse 1031 exchange structures. As of November 1, 2021, the Company had not completed the reverse 1031 exchanges and as such, the acquired properties remain in the possession of EATs and are classified as VIEs.

Total assets and total liabilities include VIE assets and liabilities as follows (in thousands):

	September 30, 2021	December 31, 2020
Assets
Buildings and improvements	$2,419,928	$2,988,599
Development costs and construction in progress	62,400	85,595
Land	459,425	433,574
Accumulated depreciation and amortization	(541,890)	(602,491)
Net real estate	2,399,863	2,905,277
Accounts receivable, net	7,950	12,009
Cash and cash equivalents	31,670	16,550
Restricted cash	86	7,977
Intangible assets, net	117,073	179,027
Assets held for sale and discontinued operations, net	3,480	704,966
Right-of-use asset, net	107,492	95,407
Other assets, net	67,268	59,063
Total assets	$2,734,882	$3,980,276
Liabilities
Mortgage debt	$144,333	$39,085
Intangible liabilities, net	24,863	56,467
Liabilities related to assets held for sale and discontinued operations, net	3,032	190,919
Lease liability	98,042	97,605
Accounts payable, accrued liabilities, and other liabilities	58,025	102,391
Deferred revenue	33,474	90,183
Total liabilities	$361,769	$576,650
Total assets and liabilities related to assets held for sale and discontinued operations include VIE assets and liabilities as follows (in thousands):

	September 30, 2021	December 31, 2020
Assets
Buildings and improvements	$—	$639,759
Development costs and construction in progress	—	68
Land	—	106,209
Accumulated depreciation and amortization	—	(57,235)
Net real estate	—	688,801
Accounts receivable, net	1,298	1,700
Cash and cash equivalents	1,419	6,306
Restricted cash	—	3,124
Right-of-use asset, net	—	1,391
Other assets, net	763	3,644
Total assets	$3,480	$704,966
Liabilities
Mortgage debt	$—	$176,702
Lease liability	—	1,392
Accounts payable, accrued liabilities, and other liabilities	3,032	11,003
Deferred revenue	—	1,822
Total liabilities	$3,032	$190,919

NOTE 17.  Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis in the Consolidated Balance Sheets were immaterial at September 30, 2021 and December 31, 2020.
The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	September 30, 2021(3)		December 31, 2020(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$411,062	$411,082	$195,375	$201,228
Marketable debt securities(2)	20,836	20,836	20,355	20,355
Interest rate cap assets(2)	196	196	—	—
Bank line of credit and commercial paper(2)	1,024,000	1,024,000	129,590	129,590
Term loan(2)	—	—	249,182	249,182
Senior unsecured notes(1)	4,157,834	4,606,692	5,697,586	6,517,650
Mortgage debt(2)(4)	356,570	359,274	221,621	221,181
Interest rate swap liabilities(2)	—	—	81	81
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
(3)During the nine months ended September 30, 2021 and year ended December 31, 2020, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
(4)For the year ended December 31, 2020, excludes mortgage debt on assets held for sale and discontinued operations of $319 million.
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
In March 2021, the Company repaid $39 million of variable rate secured debt on two SHOP assets and terminated the two remaining related interest rate swap contracts. Therefore, at September 30, 2021, the Company had no remaining interest rate swap contracts.
In April 2021, the Company executed two interest rate cap agreements on its mortgage debt issued in conjunction with the acquisition of the MOB Portfolio (see Note 4). The following table summarizes the Company’s outstanding interest rate cap agreements as of September 30, 2021 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Notional	Strike Rate	Index	Fair Value(1)
Interest rate:
April 2021(2)	May 2024	Non-designated	$142,100	2.00%	1 mo. USD-LIBOR-BBA	$196
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

NOTE 19.    Accounts Payable, Accrued Liabilities, and Other Liabilities

The following table summarizes the Company’s accounts payable, accrued liabilities, and other liabilities, excluding accounts payable, accrued liabilities, and other liabilities related to assets classified as discontinued operations (in thousands):

	September 30, 2021	December 31, 2020
Refundable entrance fees(1)	$296,278	$317,444
Accrued construction costs	150,204	95,293
Accrued interest	31,313	78,735
Other accounts payable and accrued liabilities	252,144	269,145
Accounts payable, accrued liabilities, and other liabilities	$729,939	$760,617
_______________________________________
(1)At September 30, 2021 and December 31, 2020, unamortized nonrefundable entrance fee liabilities were $491 million and $484 million, respectively, which are recorded within deferred revenue on the Consolidated Balance Sheets.

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
•calculating non-REIT tax earnings and profits distributions;
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
During 2020, we began the process of disposing of our senior housing triple-net portfolio and senior housing operating (“SHOP”) portfolio. In September 2021, we successfully completed the disposition of both portfolios. Refer to a discussion of recent dispositions in “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—2021 Transaction Overview”. As of December 31, 2020, we concluded that the planned dispositions represented a strategic shift that has had and will have a major effect on our operations and financial results and, therefore, the assets are classified as discontinued operations in all periods presented herein. Prior periods have been recast to conform to the current period presentation. See Note 5 to the Consolidated Financial Statements for further information regarding discontinued operations.
In conjunction with the disposal of our senior housing triple-net and SHOP portfolios, we focused our strategy on investing in a diversified portfolio of high-quality healthcare properties across our three core asset classes of life science, medical office, and continuing care retirement community (“CCRC”) real estate. Under the life science and medical office segments, we invest through the acquisition, development and management of life science buildings, MOBs, and hospitals. Under the CCRC segment, our properties are operated through RIDEA structures. We have other non-reportable segments that are comprised primarily of debt investments and an interest in an unconsolidated joint venture that owns 19 senior housing assets.
At September 30, 2021, our portfolio of investments, including properties in our unconsolidated joint ventures and excluding investments classified as discontinued operations, consisted of interests in 480 properties. The following table summarizes information for our reportable segments, excluding discontinued operations, for the three months ended September 30, 2021 (dollars in thousands):

Segment	Total Portfolio Adjusted NOI(1)(2)	Percentage of Total Portfolio Adjusted NOI(1)	Number of Properties
Life science	$129,270	50%	146
Medical office	103,563	40%	300
CCRC	20,930	8%	15
Other non-reportable	3,572	2%	19
Totals	$257,335	100%	480
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
(2)For the three months ended September 30, 2021, Adjusted NOI for our senior housing triple-net and SHOP portfolios was $1 million and $(3) million, respectively. Operating results for these portfolios are reported as discontinued operations for all periods presented herein.

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
COVID-19 Update
Our tenants, operators, and borrowers have experienced significant cost increases as a result of increased health and safety measures, staffing shortages, increased governmental regulation and compliance, vaccine mandates, and other operational changes necessitated either directly or indirectly by the COVID-19 pandemic. Labor costs in particular have increased as a result of higher staffing hours, increased hourly wages and bonuses, greater overtime, and increased usage of contract labor. We anticipate that many of these expenses will remain at these higher levels even after the pandemic passes, and may reduce margins in the business.
The impact of COVID-19 on the ability of our tenants to pay rent in the future is currently unknown. We have monitored, and will continue to monitor, the credit quality of each of our tenants and write off straight-line rent and accounts receivable, as necessary. In the event we conclude that substantially all of a tenant’s straight-line rent or accounts receivable is not probable of collection in the future, such amounts will be written off, which could have a material impact on our future results of operations.
All development, redevelopment, and tenant improvement projects that were previously delayed have been allowed to restart with infection control protocols in place, although future local, state, or federal orders could cause work to be suspended, and individual projects may be affected by outbreaks.
We remain well-positioned to navigate economic changes resulting from the pandemic, with approximately $2.1 billion of liquidity available, including $1.65 billion of borrowing capacity under our bank line of credit facility, $319 million of net proceeds expected from the future settlement of shares issued through our ATM forward contracts, and approximately $124 million of cash and cash equivalents as of November 1, 2021.
We have taken, and will continue to take, proactive measures to provide for the well-being of our employees. We have implemented systems and processes that have allowed us to work effectively and efficiently in the remote environment. The steps taken to protect our employees and afford them a safe working environment continue to evolve along with authoritative guidance on best practices.
Although the wide availability of the vaccine has reduced the negative impacts of the pandemic in our CCRC communities and senior housing facilities, we do not yet know the full, long-term economic impact of the COVID-19 pandemic or when occupancy and revenue will return to pre-pandemic levels. The increase in cases caused by recent variants has evidenced the fact that the course of the pandemic is highly uncertain and that unexpected surges or other factors could materially impact recovery from the pandemic, adversely disrupt operations, and/or cause significant reputational harm to us, our tenants, our operators, or our borrowers.
See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for additional discussion of the risks posed by the COVID-19 pandemic and uncertainties we and our tenants, operators, and borrowers may face as a result.

2021 Transaction Overview
South San Francisco Land Site Acquisition
In October 2020, we executed a definitive agreement to acquire approximately 12 acres of land for $128 million. The acquisition site is located in South San Francisco, California, adjacent to two sites currently held by us as land for future development. We paid a $10 million nonrefundable deposit upon completing due diligence in November 2020. The first phase of the acquisition, with a purchase price of $61 million, closed in April 2021. The second phase of the acquisition, with a purchase price of $24 million, closed in September 2021. The final phase of the acquisition, with a purchase price of $43 million, closed in October 2021.
Westview Medical Plaza Acquisition
In February 2021, we acquired one MOB in Nashville, Tennessee for $13 million.
Pinnacle at Ridgegate Acquisition
In April 2021, we acquired one MOB in Denver, Colorado for $38 million.
MOB Portfolio Acquisition
In April 2021, we acquired 14 MOBs for $371 million and originated $142 million of secured mortgage debt (the “MOB Portfolio”).
Westside Medical Plaza Acquisition
In June 2021, we acquired one MOB in Fort Lauderdale, Florida for $16 million.
Wesley Woodlawn Acquisition
In July 2021, we acquired one MOB in Wichita, Kansas for $50 million.
Atlantic Health Acquisition
In July 2021, we acquired three MOBs in Morristown, New Jersey for $155 million.
Baylor Centennial Acquisitions
In September 2021, we acquired two MOBs in Dallas, Texas for $60 million.
Concord Avenue Campus Acquisition
In September 2021, we acquired a life science campus, comprised of three buildings, in Cambridge, Massachusetts for $180 million.
10 Fawcett Acquisition
In October 2021, we closed a life science acquisition in Cambridge, Massachusetts for $73 million.
Vista Sorrento Phase 1 Acquisition
In October 2021, we closed a life science acquisition in San Diego, California for $20 million.
Swedish Medical Acquisition
In October 2021, we acquired one MOB in Seattle, Washington for $43 million.
Lakeview Medical Pavilion
In October 2021, we acquired one MOB in New Orleans, Louisiana for $34 million.
Mooney Street Parcels
In October 2021, we closed a life science acquisition in Cambridge, Massachusetts for $123 million.
725 Concord
In October 2021, we acquired an MOB and adjacent land parcel in Cambridge, Massachusetts for $80 million.
25 Spinelli
In October 2021, we closed a life science acquisition in Cambridge, Massachusetts for $34 million.
68 Moulton
In October 2021, we closed a life science acquisition in Cambridge, Massachusetts for $18 million.

Senior Housing Portfolio Sales
•In January 2021, we sold a portfolio of 32 SHOP assets (the “Sunrise Senior Housing Portfolio”) for $664 million and provided the buyer with: (i) financing of $410 million and (ii) a commitment to finance up to $92 million of additional debt for capital expenditures. In June 2021, we received principal repayments of $246 million on the January 2021 financing. As a result of this repayment, the commitment to finance additional debt for capital expenditures was reduced to $56 million, $0.4 million of which had been funded as of September 30, 2021.
•In January 2021, we sold 24 senior housing assets under a triple-net lease with Brookdale Senior Living Inc. (“Brookdale”) for $510 million.
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
•In addition to the transactions above, during the nine months ended September 30, 2021, we sold 15 SHOP assets for $169 million and 7 senior housing triple-net assets for $24 million. Therefore, as of September 30, 2021, we had successfully completed the disposition of our remaining senior housing triple-net and SHOP properties classified as discontinued operations.
Other Real Estate Transactions
•In April 2021, the SHOP property in the Otay Ranch JV was sold, resulting in our share of proceeds of $32 million.
•In May 2021, the CCRC JV sold the remaining two CCRCs for $38 million, $19 million of which represents our 49% interest.
•In addition to the transactions above, during the nine months ended September 30, 2021, we sold seven MOBs for $57 million and one hospital for $226 million (through the exercise of a purchase option by a tenant).

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
•In September 2021, we amended and restated our bank line of credit facility to increase total revolving commitments from $2.5 billion to $3.0 billion and extend the maturity date to January 20, 2026. This maturity date may be further extended pursuant to two six-month extension options, subject to certain customary conditions.
•During the three months ended September 30, 2021, we utilized the forward provisions under the 2020 ATM Program (as defined below) to allow for the sale of an aggregate of 9.1 million shares of our common stock at an initial weighted average net price of $35.25 per share, after commissions.
•In 2021, we increased the maximum aggregate face or principal amount that can be outstanding at any one time under our commercial paper program from $1.0 billion to $1.5 billion.
Development Activities
•At September 30, 2021, we had five on-campus MOB developments in process with an aggregate total estimated cost of $122 million.
•At September 30, 2021, we had seven life science development projects in process with an aggregate total estimated cost of approximately $1.2 billion.
•During the nine months ended September 30, 2021, the following projects were placed in service: (i) one life science development project with a total project cost of $151 million at completion, (ii) one life science redevelopment project with a total project cost of $19 million at completion, and (iii) two redevelopment assets in an unconsolidated joint venture owning 19 SHOP assets with our aggregate share of total project costs of $23 million at completion.
Dividends
The following table summarizes our common stock cash dividends declared in 2021:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
February 9	February 22	$0.30	March 5
April 29	May 10	0.30	May 21
July 29	August 9	0.30	August 20
October 27	November 8	0.30	November 19

Results of Operations
We evaluate our business and allocate resources among our reportable business segments: (i) life science, (ii) medical office, and (iii) CCRC. Under the life science and medical office segments, we invest through the acquisition and development of life science facilities, MOBs, and hospitals, which generally require a greater level of property management. Our CCRCs are operated through RIDEA structures. We have other non-reportable segments that are comprised primarily of: (i) an interest in an unconsolidated joint venture that owns 19 senior housing assets and (ii) debt investments. We evaluate performance based upon property adjusted net operating income (“Adjusted NOI” or “Cash NOI”) in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (“SEC”), as updated by Note 2 to the Consolidated Financial Statements herein.
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
Properties are included in Same-Store once they are stabilized for the full period in both comparison periods. Newly acquired operating assets are generally considered stabilized at the earlier of lease-up (typically when the tenant(s) control(s) the physical use of at least 80% of the space and rental payments have commenced) or 12 months from the acquisition date. Newly completed developments and redevelopments are considered stabilized at the earlier of lease-up or 24 months from the date the property is placed in service. Properties that experience a change in reporting structure are considered stabilized after 12 months in operations under a consistent reporting structure. A property is removed from Same-Store when it is classified as held for sale, sold, placed into redevelopment, experiences a casualty event that significantly impacts operations, a change in reporting structure or operator transition has been agreed to, or a significant tenant relocates from a Same-Store property to a non Same-Store property and that change results in a corresponding increase in revenue. We do not report Same-Store metrics for our other non-reportable segments. For a reconciliation of Same-Store to total portfolio Adjusted NOI and other relevant disclosures by segment, refer to our Segment Analysis below.

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
Adjusted FFO (“AFFO”). AFFO is defined as FFO as Adjusted after excluding the impact of the following: (i) amortization of stock-based compensation, (ii) amortization of deferred financing costs, net, (iii) straight-line rents, (iv) deferred income taxes, and (v) other AFFO adjustments which includes: (a) amortization of acquired market lease intangibles, net, (b) non-cash interest related to DFLs and lease incentive amortization (reduction of straight-line rents), (c) actuarial reserves for insurance claims that have been incurred but not reported, and (d) amortization of deferred revenues, excluding amounts amortized into rental income that are associated with tenant funded improvements owned/recognized by us and up-front cash payments made by tenants to reduce their contractual rents. Also, AFFO is computed after deducting recurring capital expenditures, including second generation leasing costs and second generation tenant and capital improvements, and includes adjustments to compute our share of AFFO from our unconsolidated joint ventures. More specifically, recurring capital expenditures, including second generation leasing costs and second generation tenant and capital improvements ("AFFO capital expenditures") excludes our share from unconsolidated joint ventures (reported in “other AFFO adjustments”). Adjustments for joint ventures are calculated to reflect our pro-rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of AFFO for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated joint ventures in which we do not own 100% of the equity by adjusting our AFFO to remove the third party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods (reported in “other AFFO adjustments”). See FFO for further disclosure regarding our use of pro-rata share information and its limitations. Other REITs or real estate companies may use different methodologies for calculating AFFO, and accordingly, our AFFO may not be comparable to those reported by other REITs. Although our AFFO computation may not be comparable to that of other REITs, management believes AFFO provides a meaningful supplemental measure of our performance and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. We believe AFFO is an alternative run-rate earnings measure that improves the understanding of our operating results among investors and makes comparisons with: (i) expected results, (ii) results of previous periods, and (iii) results among REITs more meaningful. AFFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as it excludes the following items which generally flow through our cash flows from operating activities: (i) adjustments for changes in working capital or the actual timing of the payment of income or expense items that are accrued in the period, (ii) transaction-related costs, (iii) litigation settlement expenses, (iv) restructuring and severance-related charges, and (v) actual cash receipts from interest income recognized on loans receivable (in contrast to our AFFO adjustment to exclude non-cash interest and depreciation related to our investments in direct financing leases). Furthermore, AFFO is adjusted for recurring capital expenditures, which are generally not considered when determining cash flows from operations or liquidity. AFFO is a non-GAAP supplemental financial measure and should not be considered as an alternative to net income (loss) determined in accordance with GAAP. For a reconciliation of net income (loss) to AFFO and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.

Comparison of the Three and Nine Months Ended September 30, 2021 to the Three and Nine Months Ended September 30, 2020
Overview

Three Months Ended September 30, 2021 and 2020
The following table summarizes results for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Net income (loss) applicable to common shares	$54,442	$(63,768)	$118,210
Nareit FFO	194,914	164,603	30,311
FFO as Adjusted	217,471	213,529	3,942
AFFO	179,739	183,791	(4,052)
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
•an increase in income from discontinued operations, primarily due to an increase in gain on sales of real estate and lower impairments of depreciable real estate, partially offset by a goodwill impairment charge related to our senior housing triple-net and SHOP asset sales;
•an increase in income tax benefit, primarily as a result of the income tax expense recognized during the third quarter of 2020 from the establishment of a deferred tax asset valuation allowance related to deferred tax assets that were no longer expected to be realized as a result of our plan to dispose of our SHOP portfolio;
•an increase in our share of net income from an unconsolidated joint venture owning 19 SHOP assets;
•a reduction in interest expense, primarily as a result of: (i) senior unsecured notes repurchases and redemptions in 2021 and (ii) repayment of the 2019 Term Loan in the third quarter of 2021;
•a decrease in loss on debt extinguishments related to our redemption of certain outstanding senior notes in the third quarter of 2020;
•an increase in gains on sale of depreciable real estate related to MOB asset sales during the third quarter of 2021;
•a reduction in COVID-19 related expenses and increased rates for resident fees at our CCRCs; and
•an increase in interest income, primarily as a result of seller financing, partially offset by principal repayments on loans receivable.
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
•impairment charges related to depreciable real estate; and
•depreciation and amortization expense.
FFO as Adjusted increased primarily as a result of the aforementioned events impacting Nareit FFO, except for the following, which are excluded from FFO as Adjusted:
•goodwill impairment charge related to our senior housing triple-net and SHOP asset sales; and
•the loss on debt extinguishment.

AFFO decreased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents, which is excluded from AFFO. The decrease was further impacted by higher AFFO capital expenditures during the period.
Nine Months Ended September 30, 2021 and 2020
The following table summarizes results for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Net income (loss) applicable to common shares	$473,778	$265,018	$208,760
Nareit FFO	384,877	518,519	(133,642)
FFO as Adjusted	650,166	655,255	(5,089)
AFFO	553,578	583,343	(29,765)
Net income (loss) applicable to common shares increased primarily as a result of the following:
•an increase in income from discontinued operations, primarily due to an increase in gain on sales of real estate and lower impairments of depreciable real estate, partially offset by a goodwill impairment charge related to our senior housing triple-net and SHOP asset sales;
•an increase in gains on sale of depreciable real estate related to MOB asset sales during 2021;
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
•a reduction in interest expense, primarily as a result of: (i) senior unsecured notes repurchases and redemptions in 2021 and (ii) repayment of the 2019 Term Loan in the third quarter of 2021;
•an increase in interest income, primarily as a result of: (i) seller financing and (ii) the accelerated recognition of a mark-to-market discount resulting from prepayments on loans receivable, partially offset by principal repayments on loans receivable;
•a reduction in transaction costs, primarily as a result of costs associated with the transition of 13 CCRCs from Brookdale to LCS in the first quarter of 2020;
•a reduction in impairment charges related to: (i) depreciable real estate and (ii) loan loss reserves, primarily as a result of principal repayments on loans receivable and loans receivable sales; and
•an increase in rates for resident fees at our CCRCs.
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
•an increase in depreciation, primarily as a result of: (i) 2020 and 2021 acquisitions of real estate, (ii) accelerated depreciation related to the change in estimated useful lives on certain of our densification projects, (iii) development and redevelopment projects placed into service during 2020 and 2021, and (iv) the above-mentioned acquisition of the outstanding equity interest and consolidation of 13 CCRCs from Brookdale during the first quarter of 2020; and

•a decrease in income tax benefit, primarily as a result of the tax benefits recognized in the first quarter of 2020 related to the above-mentioned acquisition of the outstanding equity interest in 13 CCRCs from Brookdale and the management termination fee expense fee paid to Brookdale in connection with transitioning management to LCS, partially offset by the income tax expense recognized during the third quarter of 2020 from the establishment of a deferred tax asset valuation allowance related to deferred tax assets that were no longer expected to be realized as a result of our plan to dispose of our SHOP portfolio.
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
•goodwill impairment charge related to senior housing triple-net and SHOP asset sales;
•loan loss reserves; and
•the accelerated recognition of a mark-to-market discount resulting from prepayments on loans receivable.
AFFO decreased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents, which is excluded from AFFO. The decrease was further impacted by higher AFFO capital expenditures during the period.
Segment Analysis
The following tables provide selected operating information for our Same-Store and total property portfolio for each of our reportable segments. For the three months ended September 30, 2021, our Same-Store consists of 370 properties representing properties acquired or placed in service and stabilized on or prior to July 1, 2020 and that remained in operations under a consistent reporting structure through September 30, 2021. For the nine months ended September 30, 2021, our Same-Store consists of 351 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2020 and that remained in operations under a consistent reporting structure through September 30, 2021. Our total property portfolio consisted of 480 and 448 properties at September 30, 2021 and 2020, respectively.

Life Science

The following table summarizes results at and for the three months ended September 30, 2021 and 2020 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Rental and related revenues	$127,287	$121,337	$5,950	$184,213	$148,702	$35,511
Healthpeak’s share of unconsolidated joint venture total revenues	—	—	—	1,521	—	1,521
Noncontrolling interests’ share of consolidated joint venture total revenues	(56)	(59)	3	(82)	(66)	(16)
Operating expenses	(31,340)	(29,534)	(1,806)	(44,923)	(36,714)	(8,209)
Healthpeak’s share of unconsolidated joint venture operating expenses	—	—	—	(463)	—	(463)
Noncontrolling interests’ share of consolidated joint venture operating expenses	17	16	1	25	18	7
Adjustments to NOI(1)	(3,468)	(5,177)	1,709	(11,021)	(8,330)	(2,691)
Adjusted NOI	$92,440	$86,583	$5,857	129,270	103,610	25,660
Less: non-SS Adjusted NOI				(36,830)	(17,027)	(19,803)
SS Adjusted NOI				$92,440	$86,583	$5,857
Adjusted NOI % change			6.8%
Property count(2)	111	111		146	136
End of period occupancy	97.1%	96.8%		97.1%	96.3%
Average occupancy	97.1%	97.2%		97.1%	96.4%
Average occupied square feet	7,550	7,555		10,021	8,844
Average annual total revenues per occupied square foot(3)	$66	$62		$69	$63
Average annual base rent per occupied square foot(4)	$51	$48		$54	$50
_______________________________________
(1)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(2)From our third quarter 2020 presentation of Same-Store, we removed one life science facility that was classified as held for sale, one life science facility that was placed into development, and one life science facility related to a significant tenant relocation.
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

The following table summarizes results at and for the nine months ended September 30, 2021 and 2020 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Rental and related revenues	$355,071	$332,408	$22,663	$531,674	$416,081	$115,593
Healthpeak’s share of unconsolidated joint venture total revenues	—	—	—	4,270	—	4,270
Noncontrolling interests’ share of consolidated joint venture total revenues	(163)	(157)	(6)	(222)	(175)	(47)
Operating expenses	(82,754)	(78,479)	(4,275)	(125,108)	(101,120)	(23,988)
Healthpeak’s share of unconsolidated joint venture operating expenses	—	—	—	(1,316)	—	(1,316)
Noncontrolling interests’ share of consolidated joint venture operating expenses	47	47	—	66	53	13
Adjustments to NOI(1)	(11,814)	(11,967)	153	(35,197)	(15,389)	(19,808)
Adjusted NOI	$260,387	$241,852	$18,535	374,167	299,450	74,717
Less: non-SS Adjusted NOI				(113,780)	(57,598)	(56,182)
SS Adjusted NOI				$260,387	$241,852	$18,535
Adjusted NOI % change			7.7%
Property count(2)	107	107		146	136
End of period occupancy	97.0%	96.7%		97.1%	96.3%
Average occupancy	97.3%	96.6%		96.9%	95.8%
Average occupied square feet	7,273	7,217		10,119	8,551
Average annual total revenues per occupied square foot(3)	$63	$59		$66	$62
Average annual base rent per occupied square foot(4)	$50	$47		$52	$50
_______________________________________
(1)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(2)From our third quarter 2020 presentation of Same-Store, we removed one life science facility that was classified as held for sale and one life science facility that was placed into development.
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

Medical Office

The following table summarizes results at and for the three months ended September 30, 2021 and 2020 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Three Months Ended September 30,			Three Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Rental and related revenues	$136,378	$132,633	$3,745	$169,303	$153,231	$16,072
Income from direct financing leases	2,179	2,150	29	2,179	2,150	29
Healthpeak’s share of unconsolidated joint venture total revenues	713	677	36	737	699	38
Noncontrolling interests’ share of consolidated joint venture total revenues	(8,659)	(8,481)	(178)	(8,954)	(8,788)	(166)
Operating expenses	(45,436)	(43,732)	(1,704)	(58,430)	(51,435)	(6,995)
Healthpeak’s share of unconsolidated joint venture operating expenses	(304)	(297)	(7)	(305)	(296)	(9)
Noncontrolling interests’ share of consolidated joint venture operating expenses	2,592	2,556	36	2,659	2,630	29
Adjustments to NOI(2)	(1,727)	(2,190)	463	(3,626)	(1,729)	(1,897)
Adjusted NOI	$85,736	$83,316	$2,420	103,563	96,462	7,101
Less: non-SS Adjusted NOI				(17,827)	(13,146)	(4,681)
SS Adjusted NOI				$85,736	$83,316	$2,420
Adjusted NOI % change			2.9%
Property count(3)	244	244		300	276
End of period occupancy	91.9%	92.4%		90.1%	91.0%
Average occupancy	91.8%	92.4%		89.9%	91.3%
Average occupied square feet	18,071	18,181		21,337	20,023
Average annual total revenues per occupied square foot(4)	$31	$30		$31	$31
Average annual base rent per occupied square foot(5)	$26	$25		$27	$27
___________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(3)From our third quarter 2020 presentation of Same-Store, we removed six MOBs that were sold, four MOBs that were classified as held for sale, and three MOBs that were placed into redevelopment.
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

The following table summarizes results at and for the nine months ended September 30, 2021 and 2020 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Rental and related revenues	$400,668	$389,359	$11,309	$490,456	$456,297	$34,159
Income from direct financing leases	6,522	6,424	98	6,522	7,569	(1,047)
Healthpeak’s share of unconsolidated joint venture total revenues	2,095	2,018	77	2,162	2,085	77
Noncontrolling interests’ share of consolidated joint venture total revenues	(25,728)	(24,865)	(863)	(26,704)	(25,775)	(929)
Operating expenses	(131,128)	(127,929)	(3,199)	(164,198)	(151,484)	(12,714)
Healthpeak’s share of unconsolidated joint venture operating expenses	(915)	(846)	(69)	(915)	(846)	(69)
Noncontrolling interests’ share of consolidated joint venture operating expenses	7,499	7,518	(19)	7,714	7,737	(23)
Adjustments to NOI(2)	(4,869)	(4,917)	48	(7,553)	(3,188)	(4,365)
Adjusted NOI	$254,144	$246,762	$7,382	307,484	292,395	15,089
Less: non-SS Adjusted NOI				(53,340)	(45,633)	(7,707)
SS Adjusted NOI				$254,144	$246,762	$7,382
Adjusted NOI % change			3.0%
Property count(3)	242	242		300	276
End of period occupancy	91.9%	92.4%		90.1%	91.0%
Average occupancy	91.9%	92.4%		90.1%	91.6%
Average occupied square feet	18,018	18,091		20,827	19,936
Average annual total revenues per occupied square foot(4)	$31	$30		$31	$31
Average annual base rent per occupied square foot(5)	$26	$25		$27	$27
_______________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(3)From our third quarter 2020 presentation of Same-Store, we removed six MOBs that were sold, four MOBs that were classified as held for sale, and three MOBs that were placed into redevelopment.
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
•increased occupancy in former redevelopment and development properties that have been placed into service; partially offset by
•decreased NOI from our 2020 and 2021 dispositions.

Continuing Care Retirement Community

The following table summarizes results at and for the three months ended September 30, 2021 and 2020 (dollars in thousands, except per unit data):

	SS			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Resident fees and services	$119,022	$115,031	$3,991	$119,022	$115,031	$3,991
Government grant income(1)	15	1,761	(1,746)	15	1,761	(1,746)
Healthpeak’s share of unconsolidated joint venture total revenues	—	—	—	—	4,295	(4,295)
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	—	—	246	(246)
Operating expenses	(98,405)	(94,992)	(3,413)	(98,799)	(94,992)	(3,807)
Healthpeak’s share of unconsolidated joint venture operating expenses	—	—	—	(32)	(4,797)	4,765
Adjustments to NOI(2)	724	1,678	(954)	724	1,684	(960)
Adjusted NOI	$21,356	$23,478	$(2,122)	20,930	23,228	(2,298)
Less: non-SS Adjusted NOI				426	250	176
SS Adjusted NOI				$21,356	$23,478	$(2,122)
Adjusted NOI % change			(9.0)%
Property count	15	15		15	17
Average occupancy	79.5%	79.5%		79.5%	79.5%
Average capacity (units)(3)	7,437	7,434		7,437	8,324
Average annual rent per unit	$64,016	$61,895		$64,021	$60,600
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
Same-Store Adjusted NOI and Total Portfolio Adjusted NOI decreased primarily as a result of the following:
•decreased government grant income received under the CARES Act; and
•higher labor costs; partially offset by
•lower COVID-19 related expenses; and
•increased rates for resident fees.

The following table summarizes results at and for the nine months ended September 30, 2021 and 2020 (dollars in thousands, except per unit data):

	SS			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Resident fees and services	$55,484	$57,032	$(1,548)	$352,458	$320,737	$31,721
Government grant income(1)	143	1,733	(1,590)	1,412	13,632	(12,220)
Healthpeak’s share of unconsolidated joint venture total revenues	—	—	—	6,903	30,723	(23,820)
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	—	200	780	(580)
Operating expenses	(40,395)	(41,006)	611	(284,739)	(345,722)	60,983
Healthpeak’s share of unconsolidated joint venture operating expenses	—	—	—	(6,985)	(27,660)	20,675
Adjustments to NOI(2)	—	(1)	1	1,971	93,263	(91,292)
Adjusted NOI	$15,232	$17,758	$(2,526)	71,220	85,753	(14,533)
Less: non-SS Adjusted NOI				(55,988)	(67,995)	12,007
SS Adjusted NOI				$15,232	$17,758	$(2,526)
Adjusted NOI % change			(14.2)%
Property count	2	2		15	17
Average occupancy	75.9%	82.0%		79.2%	82.2%
Average capacity (units)(3)	9,468	9,468		7,880	8,322
Average annual rent per unit	$70,322	$72,284		$62,334	$63,820
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
Same-Store Adjusted NOI decreased primarily as a result of the following:
•lower occupancy due to COVID-19;
•decreased government grant income received under the CARES Act; and
•higher labor costs; partially offset by
•lower COVID-19 related expenses; and
•increased rates for resident fees.
Total Portfolio Adjusted NOI decreased primarily as a result of the aforementioned decreases to Same-Store, which are also applicable to our properties not yet included in Same-Store.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
Interest income	$6,748	$4,443	$2,305	$31,869	$12,361	$19,508
Interest expense	35,905	53,734	(17,829)	121,429	164,248	(42,819)
Depreciation and amortization	177,175	141,971	35,204	506,172	406,774	99,398
General and administrative	23,270	21,661	1,609	72,260	67,730	4,530
Transaction costs	—	1,984	(1,984)	1,417	16,920	(15,503)
Impairments and loan loss reserves (recoveries), net	285	(1,777)	2,062	4,458	16,167	(11,709)
Gain (loss) on sales of real estate, net	14,635	2,283	12,352	189,873	85,636	104,237
Gain (loss) on debt extinguishments	(667)	(17,921)	17,254	(225,824)	(42,912)	(182,912)
Other income (expense), net	1,670	6,744	(5,074)	5,604	234,812	(229,208)
Income tax benefit (expense)	649	(22,970)	23,619	1,404	6,792	(5,388)
Equity income (loss) from unconsolidated joint ventures	2,327	(18,749)	21,076	4,517	(47,630)	52,147
Income (loss) from discontinued operations	601	(31,819)	32,420	384,569	98,297	286,272
Noncontrolling interests’ share in continuing operations	(7,195)	(3,616)	(3,579)	(14,036)	(10,565)	(3,471)
Noncontrolling interests’ share in discontinued operations	—	(220)	220	(2,539)	(274)	(2,265)
Interest income
Interest income increased for the three and nine months ended September 30, 2021 primarily as a result of seller financing, partially offset by principal repayments on loans receivable. Interest income for the nine months ended September 30, 2021 further increased as result of the accelerated recognition of a mark-to-market discount resulting from prepayments on loans receivable.
Interest expense
Interest expense decreased for the three and nine months ended September 30, 2021 primarily as a result of: (i) senior unsecured notes repurchases and redemptions in the first and second quarters of 2021 and (ii) repayment of the 2019 Term Loan in the third quarter of 2021.
Depreciation and amortization expense
Depreciation and amortization expense increased for the three and nine months ended September 30, 2021 primarily as a result of: (i) assets acquired during 2020 and 2021, (ii) the acquisition of Brookdale’s interest in and consolidation of 13 CCRCs during the first quarter of 2020, (iii) development and redevelopment projects placed into service during 2020 and 2021, and (iv) accelerated depreciation related to the change in estimated useful lives on certain of our densification projects. The increase was partially offset by dispositions of real estate throughout 2020 and 2021.
General and administrative expense
General and administrative expenses increased for the three and nine months ended September 30, 2021 primarily as a result of higher travel and compensation costs. General and administrative expenses further increased for the nine months ended September 30, 2021 primarily as a result of increased restructuring and severance related charges.
Transaction Costs
Transaction costs decreased for the three and nine months ended September 30, 2021 primarily as a result of costs associated with the transition of 13 CCRCs from Brookdale to LCS in January 2020.

Impairments and loan loss reserves (recoveries), net
The impairment charges recognized in each period vary depending on facts and circumstances related to each asset and are impacted by negotiations with potential buyers, current operations of the assets, and other factors. Impairments and loan loss reserves (recoveries), net increased for the three months ended September 30, 2021 primarily as a result of: (i) additional assets impaired under the held for sale impairment model and (ii) a decrease in loan loss recoveries under the current expected credit losses model. Impairments and loan loss reserves (recoveries), net decreased for the nine months ended September 30, 2021 primarily as a result of: (i) fewer assets impaired under the held for sale impairment model and (ii) a decrease in loan loss reserves under the current expected credit losses model, partially offset by impairment charges on loans classified as held for sale. The reduction in loan loss recoveries during the three months ended September 30, 2021 is primarily due to: (i) principal repayments on loans receivable during the third quarter of 2021, (ii) loans receivable sales, and (iii) a more positive economic outlook. The reduction in loan loss reserves during the nine months ended September 30, 2021 is further impacted by: (i) loans receivable transferred from held for investment to held for sale during the nine months ended September 30, 2021 and (ii) the sale of two mezzanine loans as part of the Discovery SHOP Portfolio disposition. The reduction in loan loss reserves during the nine months ended September 30, 2021 is partially offset by the loan loss reserve recognized related to new seller financing issued in the first quarter of 2021.
Gain (loss) on sales of real estate, net
Gain (loss) on sales of real estate, net increased during the three months ended September 30, 2021 primarily as a result of the sale of three MOBs for $36 million during the three months ended September 30, 2021 resulting in total gain on sale of $15 million, compared to the sale of four MOBs for $14 million during the three months ended September 30, 2020 resulting in total gain on sale of $2 million. Gain (loss) on sales of real estate, net increased during the nine months ended September 30, 2021 primarily as a result of the sale of seven MOBs for $57 million and one hospital for $226 million during the nine months ended September 30, 2021 resulting in total gain on sale of $190 million, compared to the sale of seven MOBs for $120 million, one undeveloped MOB land parcel for $2 million, and one asset from other non-reportable segments for $1 million during the nine months ended September 30, 2020 resulting in total gain on sale of $86 million.
Gain (loss) on debt extinguishments
Refer to Note 10 to the Consolidated Financial Statements for information regarding senior unsecured note repurchases and redemptions and the associated loss on debt extinguishment recognized.
Other income (expense), net
Other income (expense), net decreased for the three months ended September 30, 2021 primarily as a result of a decline in government grant income received under the CARES Act.
Other income (expense), net decreased for the nine months ended September 30, 2021 primarily as a result of: (i) a gain upon change of control related to the acquisition of the outstanding equity interest in 13 CCRCs from Brookdale during the first quarter of 2020, (ii) a gain on sale related to the sale of a hospital underlying a DFL during the first quarter of 2020, and (iii) a decline in government grant income received under the CARES Act.
Income tax benefit (expense)
Income tax benefit increased for the three months ended September 30, 2021 primarily as a result of the income tax expense recognized during the third quarter of 2020 from the establishment of a deferred tax asset valuation allowance related to deferred tax assets that were no longer expected to be realized as a result of our plan to dispose of our SHOP portfolio. Income tax benefit decreased for the nine months ended September 30, 2021 primarily as a result of the tax benefits recognized in the first quarter of 2020 related to the following: (i) the purchase of Brookdale’s interest in 13 of the 15 communities in the CCRC JV, including the management termination fee expense paid to Brookdale in connection with transitioning management of 13 CCRCs to LCS, and (ii) the extension of the net operating loss carryback period provided by the CARES Act. The decrease in income tax benefit during the nine months ended September 30, 2021 was partially offset by the aforementioned establishment of a deferred tax asset valuation allowance during the third quarter of 2020 related to deferred tax assets that were no longer expected to be realized as a result of our plan to dispose of our SHOP portfolio.
Equity income (loss) from unconsolidated joint ventures
Equity income from unconsolidated joint ventures increased for the three and nine months ended September 30, 2021 as a result of a decrease in amortization expense due to fully amortized intangible assets related to an unconsolidated joint venture owning 19 SHOP assets. The increase in equity income from unconsolidated joint ventures for the nine months ended September 30, 2021 was partially offset by our share of a gain on sale of one asset in an unconsolidated joint venture during the first quarter of 2020.

Income (loss) from discontinued operations
Income from discontinued operations increased for the three and nine months ended September 30, 2021 primarily as a result of: (i) increased gain on sales of real estate from the disposal of multiple senior housing portfolios during 2021; (ii) decreased depreciation and amortization expense due to assets being classified as held for sale throughout 2020; and (iii) decreased impairments of depreciable real estate as a result of fewer assets being impaired under the held for sale impairment model. The increase in income (loss) from discontinued operations during the three and nine months ended September 30, 2021 was partially offset by decreased NOI from dispositions of real estate during 2020 and 2021.
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
Our ability to access the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our bank line of credit accrues interest at a rate per annum equal to the base rate or LIBOR (or other applicable rate with respect to non-dollar borrowings) plus a margin that depends upon the Company’s credit ratings for its senior unsecured long-term debt. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. As of November 1, 2021, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global and Fitch, and short-term credit ratings of P-2, A-2, and F2 from Moody’s, S&P Global, and Fitch, respectively.
A downgrade in credit ratings by Moody’s, S&P Global, and Fitch may have a negative impact on the interest rates and facility fees for our bank line of credit and may negatively impact the pricing of notes issued under our commercial paper program and senior unsecured notes. While a downgrade in our credit ratings would adversely impact our cost of borrowing, we believe we would continue to have access to the unsecured debt markets, and we could also seek to enter into one or more secured debt financings, issue additional securities, including under our 2020 ATM Program (as defined below), or dispose of certain assets to fund future operating costs, capital expenditures, or acquisitions, although no assurances can be made in this regard. Refer to “COVID-19 Update” above for a more comprehensive discussion of the potential impact of COVID-19 on our business.

Cash Flow Summary
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Net cash provided by (used in) operating activities	$571,335	$539,724	$31,611
Net cash provided by (used in) investing activities	1,203,675	(766,478)	1,970,153
Net cash provided by (used in) financing activities	(1,687,889)	341,788	(2,029,677)
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
Investing Cash Flows
The following are significant investing activities for the nine months ended September 30, 2021:
•made investments of $1.5 billion primarily related to the acquisition, development, and redevelopment of real estate and funding of new and existing loans; and
•received net proceeds of $2.7 billion primarily from sales of real estate assets and repayments on loans receivable.
The following are significant investing activities for the nine months ended September 30, 2020:
•made investments of $1.47 billion primarily related to the acquisition, development, and redevelopment of real estate and funding of new and existing loans; and
•received net proceeds of $700 million primarily from sales of real estate assets, repayments on loans receivable, and the sale of a hospital under a DFL.
Financing Cash Flows
The following are significant financing activities for the nine months ended September 30, 2021:
•made net borrowings of $894 million under our bank line of credit and commercial paper program;
•made net repayments of $2.1 billion under our senior unsecured notes (including debt extinguishment costs) and mortgage debt; and
•paid cash dividends on common stock of $488 million.
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
In April 2021, in conjunction with the acquisition of the MOB Portfolio, we originated $142 million of secured mortgage debt. Additionally, we executed two interest rate cap agreements on the mortgage debt.
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
In September 2021, we amended our bank line of credit facility to increase total revolving commitments from $2.5 billion to $3.0 billion and extended the maturity date to January 20, 2026.
In 2021, we increased the maximum aggregate face or principal amount that can be outstanding at any one time under our commercial paper program from $1.0 billion to $1.5 billion.
See Note 10 to the Consolidated Financial Statements for additional information about our outstanding debt.
Approximately 79% and 96% of our consolidated debt, excluding debt classified as liabilities related to assets held for sale and discontinued operations, net, was fixed rate debt as of September 30, 2021 and 2020, respectively. At September 30, 2021, our fixed rate debt and variable rate debt had weighted average interest rates of 3.52% and 0.52%, respectively. At September 30, 2020, our fixed rate debt and variable rate debt had weighted average interest rates of 3.87% and 1.14%, respectively. As of September 30, 2021 and 2020, we had zero and $41 million, respectively, of variable rate debt swapped to fixed through interest rate swaps, which is reported in liabilities related to assets held for sale and discontinued operations, net. As of September 30, 2021 and 2020, we had $142 million and zero, respectively, of variable rate debt subject to interest rate cap agreements. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
Equity
At September 30, 2021, we had 539 million shares of common stock outstanding, equity totaled $7.22 billion, and our equity securities had a market value of $18.29 billion. At June 30, 2021, March 31, 2021, December 31, 2020 and December 31, 2019, our equity totaled $7.35 billion, $7.24 billion, $7.29 billion and $6.66 billion, respectively.
At September 30, 2021, non-managing members held an aggregate of five million units in seven limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At September 30, 2021, the outstanding DownREIT units were convertible into approximately seven million shares of our common stock.
At-The-Market Program
In February 2020, we terminated our previous at-the-market equity offering program and concurrently established a new at-the-market equity offering program (as amended from time to time, the “2020 ATM Program”). In May 2021, we amended the 2020 ATM Program to increase the size of the program from $1.25 billion to $1.5 billion. In addition to the issuance and sale of shares of our common stock, we may also enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of our shares of common stock under our 2020 ATM Program.
During the three and nine months ended September 30, 2021, we utilized the forward provisions under the 2020 ATM Program to allow for the sale of an aggregate of 9.1 million shares of our common stock at an initial weighted average net price of $35.25 per share, after commissions.
During the three and nine months ended September 30, 2021, no shares were settled under ATM forward contracts. Therefore, at September 30, 2021, 9.1 million shares remained outstanding under ATM forward contracts.

During the three and nine months ended September 30, 2021, we did not issue any shares of our common stock under any ATM Program.
At September 30, 2021, $1.18 billion of our common stock remained available for sale under the 2020 ATM Program. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any of the remaining shares under our 2020 ATM Program.
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
Contractual Obligations and Off-Balance Sheet Arrangements
Our commitments, which are primarily related to development and redevelopment projects and tenant improvements, increased by $89 million, to $395 million at September 30, 2021, when compared to December 31, 2020, primarily as a result of increased commitments on existing projects and new projects started during 2021.
Our commitments to fund senior housing redevelopment and capital expenditures increased by $48 million, to $59 million at September 30, 2021, when compared to December 31, 2020, primarily as a result of a commitment to finance additional debt for capital expenditures on the Sunrise Senior Housing Portfolio sold during the nine months ended September 30, 2021.
Our commitments related to debt have materially changed since December 31, 2020 as a result of issuances of securities under our commercial paper program, the repurchase and redemption of senior unsecured notes in January, February and May 2021, repayments on mortgage debt, the issuance of $450 million 1.35% senior unsecured notes due 2027 in July 2021, the repayment of our 2019 Term Loan in July 2021, and the amendment and restatement of our bank line of credit facility in September 2021. As of September 30, 2021, we had $1.02 billion outstanding under our commercial paper program. See Note 10 to the Consolidated Financial Statements for additional information about our debt commitments.
There have been no other material changes, outside of the ordinary course of business, to these contractual obligations during the nine months ended September 30, 2021.
We own interests in certain unconsolidated joint ventures as described in Note 8 to the Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment in the joint ventures.
As described in Note 12 to the Consolidated Financial Statements, certain of our noncontrolling interest holders have the ability to put their equity interests to us upon specified events or after the passage of a predetermined period of time. Each put option is subject to changes in redemption value in the event that the underlying property generates specified returns for us and meets certain promote thresholds pursuant to the respective agreements.
We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except for commitments included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 in “Contractual Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Nareit FFO, FFO as Adjusted, and AFFO (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) applicable to common shares	$54,442	$(63,768)	$473,778	$265,018
Real estate related depreciation and amortization(1)	177,175	173,630	506,172	541,394
Healthpeak’s share of real estate related depreciation and amortization from unconsolidated joint ventures	4,722	24,822	12,044	80,050
Noncontrolling interests’ share of real estate related depreciation and amortization	(4,849)	(5,020)	(14,599)	(15,043)
Other real estate-related depreciation and amortization	—	319	—	2,447
Loss (gain) on sales of depreciable real estate, net(1)	(41,393)	(149)	(598,531)	(247,881)
Healthpeak’s share of loss (gain) on sales of depreciable real estate, net, from unconsolidated joint ventures	(1,068)	—	(6,934)	(9,248)
Noncontrolling interests’ share of gain (loss) on sales of depreciable real estate, net	3,450	—	5,628	(3)
Loss (gain) upon change of control, net(2)	—	(3,259)	(1,042)	(173,222)
Taxes associated with real estate dispositions	483	551	2,666	(10,989)
Impairments (recoveries) of depreciable real estate, net	1,952	37,477	5,695	85,996
Nareit FFO applicable to common shares	194,914	164,603	384,877	518,519
Distributions on dilutive convertible units and other	1,651	—	—	5,380
Diluted Nareit FFO applicable to common shares	$196,565	$164,603	$384,877	$523,899

Weighted average shares outstanding - diluted Nareit FFO	544,889	538,645	539,159	533,963

Impact of adjustments to Nareit FFO:
Transaction-related items(3)	$1,259	$2,276	$6,638	$95,342
Other impairments (recoveries) and other losses (gains), net(4)	20,073	(2,927)	25,161	(29,943)
Restructuring and severance related charges	—	—	2,463	—
Loss (gain) on debt extinguishments	667	17,921	225,824	42,912
Litigation costs (recoveries)	—	26	—	232
Casualty-related charges (recoveries), net	558	469	5,203	469
Foreign currency remeasurement losses (gains)	—	—	—	153
Valuation allowance on deferred tax assets(5)	—	31,161	—	31,161
Tax rate legislation impact(6)	—	—	—	(3,590)
Total adjustments	$22,557	$48,926	$265,289	$136,736

FFO as Adjusted applicable to common shares	$217,471	$213,529	$650,166	$655,255
Distributions on dilutive convertible units and other	2,313	1,852	6,323	5,244
Diluted FFO as Adjusted applicable to common shares	$219,784	$215,381	$656,489	$660,499

Weighted average shares outstanding - diluted FFO as Adjusted	546,714	544,146	546,485	533,963

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
FFO as Adjusted applicable to common shares	$217,471	$213,529	$650,166	$655,255
Amortization of stock-based compensation	4,436	4,420	13,895	13,392
Amortization of deferred financing costs	2,343	2,554	6,677	7,670
Straight-line rents	(8,290)	(9,542)	(23,627)	(24,086)
AFFO capital expenditures	(28,980)	(20,756)	(72,112)	(61,329)
Deferred income taxes	(1,747)	(7,300)	(6,240)	(9,200)
Other AFFO adjustments	(5,494)	886	(15,181)	1,641
AFFO applicable to common shares	179,739	183,791	553,578	583,343
Distributions on dilutive convertible units and other	1,650	—	4,512	5,380
Diluted AFFO applicable to common shares	$181,389	$183,791	$558,090	$588,723

Weighted average shares outstanding - diluted AFFO	544,889	538,645	544,660	533,963

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Diluted earnings per common share	$0.10	$(0.12)	$0.88	$0.50
Depreciation and amortization	0.33	0.37	0.93	1.14
Loss (gain) on sales of depreciable real estate, net	(0.07)	0.00	(1.11)	(0.48)
Loss (gain) upon change of control, net(2)	—	(0.01)	0.00	(0.32)
Taxes associated with real estate dispositions	0.00	0.00	0.00	(0.02)
Impairments (recoveries) of depreciable real estate, net	0.00	0.07	0.01	0.16
Diluted Nareit FFO per common share	$0.36	$0.31	$0.71	$0.98
Transaction-related items(3)	0.00	0.01	0.01	0.18
Other impairments (recoveries) and other losses (gains), net(4)	0.04	(0.01)	0.05	(0.06)
Restructuring and severance related charges	—	—	0.00	—
Loss (gain) on debt extinguishments	0.00	0.03	0.42	0.09
Litigation costs (recoveries)	—	0.00	—	0.00
Casualty-related charges (recoveries), net	0.00	0.00	0.01	0.00
Foreign currency remeasurement losses (gains)	—	—	—	0.00
Valuation allowance on deferred tax assets(5)	—	0.06	—	0.06
Tax rate legislation impact(6)	—	—	—	(0.01)
Diluted FFO as Adjusted per common share	$0.40	$0.40	$1.20	$1.24
_______________________________________
(1)This amount can be reconciled by combining the balances from the corresponding line of the Consolidated Statements of Operations and the detailed financial information for discontinued operations in Note 5 to the Consolidated Financial Statements.
(2)For the nine months ended September 30, 2020, includes a $170 million gain upon consolidation of 13 continuing care retirement communities ("CCRCs") in which we acquired Brookdale's interest and began consolidating during the first quarter of 2020. Gains and losses upon change of control are included in other income (expense), net in the Consolidated Statements of Operations.
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
(4)For the three and nine months ended September 30, 2021, includes a $22 million and $29 million goodwill impairment charge, respectively, in connection with our senior housing triple-net and SHOP asset sales which are reported in income (loss) from discontinued operations in the Consolidated Statements of Operations. The nine months ended September 30, 2021 also includes $6 million of accelerated recognition of a mark-to-market discount, less loan fees, resulting from prepayments on loans receivable which is included in interest income in the Consolidated Statements of Operations. For the nine months ended September 30, 2020, includes a $42 million gain on sale of a hospital that was in a direct financing lease ("DFL") which is included in other income (expense), net in the Consolidated Statements of Operations. The remaining activity for the three and nine months ended September 30, 2021 and 2020 includes reserves for loan losses and land impairments recognized in impairments and loan loss reserves (recoveries), net in the Consolidated Statements of Operations.
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

Critical Accounting Policies and Recent Accounting Pronouncements
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements. There have been no significant changes to our critical accounting policies during the three and nine months ended September 30, 2021.
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
Interest Rate Risk. At September 30, 2021, our exposure to interest rate risk is primarily on our variable rate debt. At September 30, 2021, $142 million of our variable-rate debt was subject to interest rate cap agreements. The interest rate caps are non-designated hedges and manage our exposure to variable cash flows on certain mortgage debt borrowings by limiting interest rates. At September 30, 2021, both the fair value and carrying value of the interest rate caps were $0.2 million.
Our remaining variable rate debt at September 30, 2021 was comprised of our bank line of credit, commercial paper program, and certain of our mortgage debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2021, a one percentage point increase or decrease in interest rates would change the fair value of our fixed rate debt by approximately $291 million and $317 million, respectively, and would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point change in the interest rate related to our variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance at September 30, 2021, our annual interest expense would change by up to approximately $12 million.
Market Risk.  We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength, and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At September 30, 2021, both the fair value and carrying value of marketable debt securities was $21 million.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.
Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.  Risk Factors
There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)
None.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf during the three months ended September 30, 2021.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
July 1-31, 2021	172	$33.29	—	—
August 1-31, 2021	—	—	—	—
September 1-30, 2021	1,865	35.87	—	—
Total	2,037	$35.65	—	—
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

10.1
Second Amended and Restated Credit Agreement, dated as of September 20, 2021, by and among the Company, as borrower, the lenders referred to therein, and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to Healthpeak’s Current Report on Form 8-K filed September 20, 2021).

10.2*	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of HCP DR California III, LLC, dated as of April 30, 2021.

10.3*	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of SH DR California IV, LLC, dated as of April 30, 2021.

31.1*	Certification by Thomas M. Herzog, Healthpeak’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2*	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1**	Certification by Thomas M. Herzog, Healthpeak’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2**	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________
*       Filed herewith.
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2021	Healthpeak Properties, Inc.

(Registrant)

/s/ THOMAS M. HERZOG
Thomas M. Herzog
Chief Executive Officer
(Principal Executive Officer)

/s/ PETER A. SCOTT
Peter A. Scott
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)