Form 10-K
period 2021-12-31
HEALTHPEAK PROPERTIES, INC.
filed 2022-02-09
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $12.8 billion.
As of February 7, 2022, there were 539,304,127 shares of the registrant’s $1.00 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021, have been incorporated by reference into Part III of this Report.

Healthpeak Properties, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2021

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
As more fully set forth under “Item 1A, Risk Factors” in this report, principal risks and uncertainties that may affect our business, financial condition or results of operations include:
•the coronavirus (“Covid”) pandemic and health and safety measures intended to reduce its spread, the availability, effectiveness and public usage and acceptance of vaccines, and how quickly and to what extent normal economic and operating conditions can resume within the markets in which we operate;
•the ability of our existing and future tenants, operators, and borrowers to conduct their respective businesses in a manner sufficient to maintain or increase their revenues and manage their expenses in order to generate sufficient income to make rent and loan payments to us and our ability to recover investments made, if applicable, in their operations;
•increased competition, operating costs, and market changes affecting our tenants, operators, and borrowers;
•the financial condition of our tenants, operators, and borrowers, including potential bankruptcies and downturns in their businesses, and their legal and regulatory proceedings;
•our concentration of real estate investments in the healthcare property sector, which makes us more vulnerable to a downturn in a specific sector than if we invested in multiple industries and exposes us to the risks inherent in illiquid investments;
•our ability to identify and secure replacement tenants and operators and the potential renovation costs and regulatory approvals associated therewith;
•our property development, redevelopment, and tenant improvement activity risks, including project abandonments, project delays, and lower profits than expected;
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
•our use of fixed rent escalators, contingent rent provisions and/or rent escalators based on the Consumer Price Index;
•competition for suitable healthcare properties to grow our investment portfolio;
•our ability to foreclose on collateral securing our real estate-related loans;
•our ability to make material acquisitions and successfully integrate them;
•the potential impact on us and our tenants, operators, and borrowers from litigation matters, including rising liability and insurance costs;
•an increase in our borrowing costs, including due to higher interest rates;
•the availability of external capital on acceptable terms or at all, including due to rising interest rates, changes in our credit ratings and the value of our common stock, volatility or uncertainty in the capital markets, and other factors;
•cash available for distribution to stockholders and our ability to make dividend distributions at expected levels;
•our ability to manage our indebtedness level and covenants in and changes to the terms of such indebtedness;
•changes in global, national and local economic and other conditions;
•laws or regulations prohibiting eviction of our tenants;
•the failure of our tenants, operators, and borrowers to comply with federal, state and local laws and regulations, including resident health and safety requirements, as well as licensure, certification, and inspection requirements;
•required regulatory approvals to transfer our senior housing properties;
•compliance with the Americans with Disabilities Act and fire, safety and other regulations;
•the requirements of, or changes to, governmental reimbursement programs such as Medicare or Medicaid;
•legislation to address federal government operations and administration decisions affecting the Centers for Medicare and Medicaid Services;
•our participation in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) Provider Relief Fund and other Covid-related stimulus and relief programs;
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
•the loss or limited availability of our key personnel; and
•our reliance on information technology systems and the potential impact of system failures, disruptions or breaches.

PART I
ITEM 1.    Business
General Overview

Healthpeak Properties, Inc. is a Standard & Poor’s (“S&P”) 500 company that acquires, develops, owns, leases, and manages healthcare real estate across the United States (“U.S.”). Our company was originally founded in 1985. We are a Maryland corporation and qualify as a self-administered REIT. Our corporate headquarters are located in Denver, Colorado, and we have additional offices in Irvine, California and Franklin, Tennessee.
During 2020, we began the process of disposing of our senior housing triple-net and senior housing operating property (“SHOP”) portfolios. In September 2021, we successfully completed the disposition of both portfolios. Refer to the discussion of recent dispositions in “Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview of Transactions” for additional information. As of December 31, 2020, we concluded that the planned dispositions represented a strategic shift that had and will have a major effect on our operations and financial results and, therefore, the assets are classified as discontinued operations in all periods presented herein. See Note 5 to the Consolidated Financial Statements for further information regarding discontinued operations.
In conjunction with the disposal of our senior housing triple-net and SHOP portfolios, we focused our strategy on investing in a diversified portfolio of high-quality healthcare properties across our three core asset classes of life science, medical office, and continuing care retirement community (“CCRC”) real estate. Under the life science and medical office segments, we invest through the acquisition, development and management of life science buildings, MOBs, and hospitals. Under the CCRC segment, our properties are operated through RIDEA structures. We have other non-reportable segments that are comprised primarily of debt investments and an interest in an unconsolidated joint venture that owns 19 senior housing assets (our “SWF SH JV”).
At December 31, 2021, our portfolio of investments, including properties in our unconsolidated joint ventures, consisted of interests in 484 properties. The following table summarizes information for our reportable segments, excluding discontinued operations, for the year ended December 31, 2021 (dollars in thousands):

Segment	Total Portfolio Adjusted NOI(1)(2)	Percentage of Total Portfolio Adjusted NOI(1)	Number of Properties
Life science	$503,927	49%	150
Medical office	413,157	40%	300
CCRC	95,577	9%	15
Other non-reportable	17,484	2%	19
Totals	$1,030,145	100%	484
_______________________________________
(1)Total Portfolio metrics include results of operations from disposed properties through the disposition date. See “Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information regarding Adjusted NOI and see Note 16 to the Consolidated Financial Statements for a reconciliation of Adjusted NOI by segment to net income (loss).
(2)For the year ended December 31, 2021, Adjusted NOI for our senior housing triple-net and SHOP portfolios was $7 million and $4 million, respectively. Operating results for these portfolios are reported as discontinued operations for all periods presented herein.
For a description of our significant activities during 2021, see “Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview of Transactions” in this report.
Business Strategy

We invest in and manage our real estate portfolio for the long-term to maximize benefit to our stockholders and support the growth of our dividends. Our strategy consists of four core elements:
(i)Our real estate: Our portfolio is grounded in high-quality properties in desirable locations. We focus on three purposely selected private pay asset classes—life science, medical office, and continuing care retirement community—to provide stability through inevitable market cycles.
(ii)Our financials: We maintain a strong investment-grade balance sheet with ample liquidity as well as long-term fixed-rate debt financing with staggered maturities to reduce our exposure to interest rate volatility and refinancing risk.

(iii)Our partnerships: We work with leading healthcare companies, operators, and service providers and are responsive to their space and capital needs. We provide high-quality property management services to encourage tenants to renew, expand, and relocate into our properties, which drives increased occupancy, rental rates, and property values.
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
We believe we are well-positioned to achieve external growth through acquisitions, financing, and development. Other factors that contribute to our competitive position include:
•our reputation gained through over 35 years of successful operations and the strength of our existing portfolio of properties;
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
We maintain a disciplined investment-grade balance sheet by actively managing our debt to equity levels and maintaining access to multiple sources of liquidity. Our debt obligations are primarily long-term fixed rate with staggered maturities.
We finance our investments based on our evaluation of available sources of funding. For short-term purposes, we may utilize our revolving line of credit facility or commercial paper program, arrange for other short-term borrowings from banks or other sources, or issue equity securities pursuant to our at-the-market equity offering program. We arrange for longer-term financing by offering debt and equity, placing mortgage debt, and obtaining capital from institutional lenders and joint venture partners.
Segments

Life science
Our life science properties, which contain laboratory and office space, are leased primarily to biotechnology, medical device and pharmaceutical companies, scientific research institutions, government agencies, and other organizations involved in the life science industry. While these properties have characteristics similar to commercial office buildings, they generally contain more advanced electrical, mechanical, heating, ventilating, and air conditioning systems. The facilities generally have specialty equipment including emergency generators, fume hoods, lab bench tops, and related amenities. In addition to improvements funded by us as the landlord, many of our life science tenants make significant investments to improve their leased space to accommodate biology, chemistry, or medical device research initiatives.
Life science properties are primarily configured in business park or campus settings and include multiple buildings. The business park and campus settings allow us the opportunity to provide flexible, contiguous/adjacent expansion to accommodate the growth of existing tenants. Our properties are located in well-established geographical markets known for scientific research and drug discovery, including San Francisco (49%) and San Diego (22%), California, and Boston, Massachusetts (24%) (based on available square feet). At December 31, 2021, 88% of our life science properties were triple-net leased (based on leased square feet).
The following table provides information about our most significant life science tenant concentration for the year ended December 31, 2021:

Tenants	Percentage of Segment Revenues	Percentage of Total Revenues
Amgen, Inc.	8%	3%

Medical office
Our medical office segment includes medical office buildings (MOBs) and hospitals. MOBs typically contain physicians’ offices and examination rooms, and may also include pharmacies, hospital ancillary service space, and outpatient services such as diagnostic centers, rehabilitation clinics, and day-surgery operating rooms. While these facilities are similar to commercial office buildings, they require additional plumbing, electrical, and mechanical systems to accommodate multiple exam rooms that may require sinks in every room and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain vaults or other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices), with approximately 87% of our MOBs located on or adjacent to hospital campuses and 98% affiliated with hospital systems as of December 31, 2021 (based on available square feet). Occasionally, we invest in MOBs located on hospital campuses subject to ground leases. At December 31, 2021, approximately 65% of our MOBs were net leased (based on leased square feet) with the remaining leased under gross or modified gross leases.
The following table provides information about our most significant medical office tenant concentration for the year ended December 31, 2021:

Tenant	Percentage of Segment Revenues	Percentage of Total Revenues
HCA Healthcare, Inc. (HCA)	22%	8%
Our medical office segment also includes nine hospitals. Services provided by our tenants and operators in hospitals are paid for by private sources, third-party payors (e.g., insurance and HMOs), or through Medicare and Medicaid programs. Our hospital property types include acute care, long-term acute care, and specialty and rehabilitation hospitals. All of our hospitals are triple-net leased.
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
A RIDEA structure allows us, through a taxable REIT subsidiary (“TRS”), to receive cash flow from the operations of a healthcare facility in compliance with REIT tax requirements. The criteria for operating a healthcare facility through a RIDEA structure require us to lease the facility to an affiliate TRS and for such affiliate TRS to engage an independent qualifying management company (also known as an eligible independent contractor or third-party operator) to manage and operate the day-to-day business of the facility in exchange for a management fee. As a result, under a RIDEA structure, we are required to rely on a third-party operator to hire and train all facility employees, enter into third-party contracts for the benefit of the facility, including resident/patient agreements, comply with laws, including healthcare laws, and provide resident care. We are substantially limited in our ability to control or influence day-to-day operations under a RIDEA structure, and thus rely on the third-party operator to manage and operate the business.
Through our TRS entities, we bear all operational risks and liabilities associated with the operation of these properties, with limited exceptions, such as a third-party operator’s gross negligence or willful misconduct. These operational risks and liabilities include those relating to any employment matters of our operator, compliance with healthcare and other laws, liabilities relating to personal injury-tort matters, resident-patient quality of care claims, and any governmental reimbursement matters, even though we have limited ability to control or influence our third-party operators’ management of these risks.
The management agreements we have in RIDEA structures related to CCRCs have original terms ranging from 10 to 15 years, with mutual renewal options. There are base management fees and incentive management fees payable to our third-party operators if operating results of the RIDEA properties exceed pre-established thresholds. Conversely, there are also provisions in the management agreements that reduce management fees payable to our third-party operators if operating results do not meet certain pre-established thresholds.
CCRCs are different from other housing and care options for seniors because they typically provide written agreements or long-term contracts between residents and the communities (frequently lasting the term of the resident’s lifetime), which offer a continuum of housing, services, and healthcare on one campus or site. CCRCs are appealing as they allow residents to “age in place” and typically require the individual to be independent and in relatively good health upon entry.

As third-party operators manage our RIDEA properties in exchange for the receipt of a management fee, we are not directly exposed to the credit risk of these operators in the same manner or to the same extent as a triple-net tenant.
Other non-reportable segment
At December 31, 2021, we had the following investments in our other non-reportable segments: (i) our unconsolidated joint venture with a sovereign wealth fund that owns 19 senior housing assets (which we refer to as our SWF SH JV), and (ii) debt investments.
The properties in our SWF SH JV are owned through RIDEA structures and include independent living facilities and assisted living facilities, which cater to different segments of the elderly population based upon their personal needs. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments.
Competition

Investing in real estate serving the healthcare industry is highly competitive. We face competition from other REITs, investment companies, pension funds, private equity investors, sovereign funds, healthcare operators, lenders, developers, and other institutional investors, some of whom may have greater flexibility (e.g., non-REIT competitors), greater resources, and lower costs of capital than we do. Increased competition and resulting capitalization rate compression make it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. Our ability to compete may also be impacted by global, national, and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation, and population trends.
Income from our investments depends on our tenants’ and operators’ ability to compete with other companies on multiple levels, including: (i) the quality of care provided, (ii) reputation, (iii) success of product or drug development, (iv) price, (v) the range of services offered, (vi) the physical appearance of a facility, (vii) alternatives for healthcare delivery, (viii) the supply of competing properties, (ix) physicians, (x) staff, (xi) referral sources, (xii) location, (xiii) the size and demographics of the population in surrounding areas, and (xiv) the financial condition of our tenants and operators. For a discussion of the risks associated with competitive conditions affecting our business, see “Item 1A, Risk Factors” in this report.
Government Regulation, Licensing and Enforcement

Overview
Our healthcare facility operators (which include our TRS entities when we use a RIDEA structure) and tenants are subject to extensive and complex federal, state, and local healthcare laws and regulations relating to quality of care, licensure and certificate of need, government reimbursement, fraud and abuse practices, and similar laws governing the operation of healthcare facilities, and we expect the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management, and provision of services, among others. These regulations are wide ranging and can subject our tenants and operators to civil, criminal, and administrative sanctions. Affected tenants and operators may find it increasingly difficult to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties are subject to oversight from several government agencies, and the laws may vary from one jurisdiction to another. Changes in laws, regulations, reimbursement enforcement activity, and regulatory non-compliance by our tenants and operators can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under “Item 1A, Risk Factors” in this report.
The following is a discussion of certain laws and regulations generally applicable to our operators, and in certain cases, to us.

Fraud and Abuse Enforcement
There are various extremely complex U.S. federal and state laws and regulations governing healthcare providers’ relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include: (i) U.S. federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid, or other U.S. federal or state healthcare programs; (ii) U.S. federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit or restrict the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services; (iii) U.S. federal and state physician self-referral laws (commonly referred to as the “Stark Law”), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship; and (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services. Violations of U.S. healthcare fraud and abuse laws carry civil, criminal, and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement, and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. These laws are enforced by a variety of federal, state, and local agencies and in the U.S. can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Our tenants and operators that participate in government reimbursement programs are subject to these laws, and may become the subject of governmental enforcement actions or whistleblower actions if they fail to comply with applicable laws. Additionally, the licensed operators of our U.S. long-term care facilities that participate in government reimbursement programs are required to have compliance and ethics programs that meet the requirements of federal laws and regulations relating to the Social Security Act. Where we have used a RIDEA structure, we are dependent on management companies to fulfill our compliance obligations, and we have developed a program to periodically monitor compliance with such obligations.
Laws and Regulations Governing Privacy and Security
There are various U.S. federal and state privacy laws and regulations, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1996 (commonly referred to as “HIPAA”), that provide for the privacy and security of personal health information. An increasing focus of the U. S. Federal Trade Commission’s (“FTC’s”) consumer protection regulation is the impact of technological change on protection of consumer privacy. The FTC, as well as state attorneys general, have taken enforcement action against companies that do not abide by their representations to consumers regarding electronic security and privacy. To the extent we or our affiliated operating entities are a covered entity or business associate under HIPAA and the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), compliance with those requirements require us to, among other things, conduct a risk analysis, implement a risk management plan, implement policies and procedures, and conduct employee training. In most cases, we are dependent on our tenants and management companies to fulfill our compliance obligations, and we have developed a program to periodically monitor compliance with such obligations. Because of the far reaching nature of these laws, there can be no assurance we would not be required to alter one or more of our systems and data security procedures to be in compliance with these laws. Our failure to protect health information could subject us to civil or criminal liability and adverse publicity, and could harm our business and impair our ability to attract new customers and residents. We may be required to notify individuals, as well as government agencies and the media, if we experience a data breach.
Reimbursement
Sources of revenue for some of our tenants and operators include, among others, governmental healthcare programs, such as the federal Medicare programs and state Medicaid programs, and non-governmental third-party payors, such as insurance carriers and HMOs. As federal and state governments focus on healthcare reform initiatives, and as the federal government and many states face significant current and future budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and operators. Additionally, new and evolving payor and provider programs in the U.S., including Medicare Advantage, Dual Eligible, Accountable Care Organizations, and Bundled Payments could adversely impact our tenants’ and operators’ liquidity, financial condition, or results of operations.

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
Entrance Fee Communities
Our CCRCs are operated as entrance fee communities. Generally, an entrance fee is an upfront fee or consideration paid by a resident, a portion of which may be refundable, in exchange for some form of long-term benefit, typically consisting of a right to receive certain personal or health care services. In certain states (including the ones in which we operate) entrance fee communities are subject to significant state regulatory oversight, including, for example, oversight of each facility’s financial condition, establishment and monitoring of reserve requirements and other financial restrictions, the right of residents to cancel their contracts within a specified period of time, the right of residents to receive a refund of their entrance fees, lien rights in favor of the residents, restrictions on change of ownership, and similar matters.
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
Environmental Matters
A wide variety of federal, state, and local environmental and occupational health and safety laws and regulations affect healthcare facility operations. These complex federal and state statutes, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state, and local environmental laws, ordinances, and regulations, an owner of real property or a secured lender, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and any related liability therefore could exceed or impair the value of the property and/or the assets. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the value of such property and the owner’s ability to sell or rent such property or to borrow using such property as collateral, which, in turn, could reduce our earnings. For a description of the risks associated with environmental matters, see “Item 1A, Risk Factors” in this report.

Insurance

We obtain various types of insurance to mitigate the impact of property, business interruption, liability, flood, windstorm, earthquake, fire, environmental, and terrorism-related losses. We attempt to obtain appropriate policy terms, conditions, limits, and deductibles considering the relative risk of loss, the cost of such coverage, and current industry practice. There are, however, certain types of extraordinary losses, such as those due to acts of war or other events, that may be either uninsurable or not economically insurable. In addition, we have a large number of properties that are exposed to earthquake, flood, and windstorm occurrences, which carry higher deductibles.
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
We also maintain directors and officers liability insurance, which provides protection for claims against our directors and officers arising from their responsibilities as directors and officers. Such insurance also extends to us in certain situations.
Sustainability

We believe that environmental, social and governance (“ESG”) initiatives are a vital part of corporate responsibility, which supports our primary goal of increasing stockholder value through profitable growth. We continue to advance our commitment to sustainability, with a focus on achieving goals in each of the ESG dimensions. Our Nominating and Corporate Governance Committee of the Board oversees ESG matters, other than human capital matters that our Compensation and Human Capital Committee of the Board oversees as described below.
Our environmental management programs strive to make our buildings more resilient and capture cost efficiencies that ultimately benefit our investors, employees, tenants, business partners, and other stakeholders, while providing a positive impact on the communities in which we operate. We regularly assess the risks and financial impacts to our business posed by climate change, including physical climate risks, potential business disruption, and regulatory requirements.
Our Compensation and Human Capital Committee of the Board oversees human capital matters, including culture, diversity, equity, inclusion, talent acquisition and development, compensation, and succession planning, discussed below under “—Human Capital Matters.” In addition, our Social Responsibility Committee leads our local philanthropic and volunteer activities. Our transparent corporate governance initiatives incorporate sustainability as a critical component in achieving our business objectives and properly managing risks.
Our numerous ESG recognitions in 2021 include:
•Short-listed for Best Proxy Statement by IR Magazine and Corporate Secretary for the second consecutive year in recognition of our leading proxy statement disclosure practices
•Received a Green Star rating from the Global Real Estate Sustainability Benchmark (GRESB) for the tenth consecutive year
•Named a constituent in the FTSE4Good Index for the tenth consecutive year
•Named to CDP’s Leadership band for our climate disclosure for the ninth consecutive year, most recently with a score of “A-” in 2021
•Listed in S&P Global’s North America Dow Jones Sustainability Index for the ninth consecutive year, recognizing top ESG performance in our sector
•Named to the S&P Global Sustainability Yearbook for the seventh consecutive year
•Named to the Bloomberg Gender-Equality Index for the third consecutive year
•Named to 3BL Media’s 100 Best Corporate Citizens list for the third consecutive year
•Named to Newsweek’s America’s Most Responsible Companies list for the third consecutive year
•Received a rating of “Prime” by ISS ESG Corporate Rating for our excellence in ESG performance and disclosure within our industry

For additional information regarding our ESG initiatives and our approach to climate change, please visit our website at www.healthpeak.com/ESG.
Human Capital Matters

Our employees represent our greatest asset, and as of December 31, 2021, we had 196 full-time employees. Our Board of Directors, through its Compensation and Human Capital Committee, retains direct oversight of human capital management, including corporate culture, diversity, inclusion, talent acquisition, retention, employee satisfaction, engagement, and succession planning. We report on human capital matters at each regularly scheduled Board of Directors meeting and periodically throughout the year. The most significant human capital measures or objectives that we focus on in managing our business and our related human capital initiatives include the following:
•Workforce Diversity: We believe we are a stronger organization when our workforce represents a diversity of ideas and experiences. We value and embrace diversity in our employee recruiting, hiring, and development practices. Our workforce was made up of 43% female employees and 35% racially or ethnically diverse employees as of December 31, 2021. Through our We Stand Together initiative, we launched numerous initiatives to help further our commitment to enhancing racial diversity and awareness, including augmenting recruiting practices to hire more diverse talent; implementing diversity, equity and inclusion training for senior leadership and employees; and sponsoring community outreach programs that support the education of underrepresented groups.
•Inclusion and Belonging: We promote a work environment that emphasizes respect, fairness, inclusion, and dignity. We are committed to providing equal opportunity and fair treatment to all individuals based on merit, without discrimination based on race, color, religion, national origin, citizenship, marital status, gender (including pregnancy), gender identity, gender expression, sexual orientation, age, disability, veteran status, or other characteristics protected by law. We do not tolerate discrimination or harassment.
•Engagement: High employee engagement and satisfaction are both critical to attracting and retaining top talent and benefit our business in many ways. We conduct an annual employee engagement survey through an independent third party, measuring our progress on important employee issues and identifying opportunities for growth and improvement. Employee satisfaction increased for the sixth consecutive year in 2021.
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
•Health, Safety, and Wellness: The health, safety, and wellness of our employees are vital to our success. We are committed to protecting the well-being and safety of employees through special training and other measures. In light of the continuing Covid pandemic in 2021, we continued to maintain a remote work environment and provide employees with resources, including virtual tools and ergonomic equipment, to maximize work-from-home efficiency. We also introduced a voluntary hybrid return-to-work model for our vaccinated team members that we plan to utilize when we can do so safely, which we believe will maximize company-wide productivity.
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
•risks related to our capital structure and market conditions;
•risks related to the regulatory environment;
•risks related to other events;
•risks related to tax, including REIT-related risks; and
•general risks.
Risks Related to Our Business and Operations

The Covid pandemic and health and safety measures intended to reduce its spread have adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.
Beginning in 2020, global health concerns and efforts to reduce the spread of Covid resulted in travel bans, quarantines, “shelter-in-place” and similar orders restricting the activities of individuals outside of their homes, as well as business limitations and shutdowns of businesses deemed “non-essential.” Although many of these restrictions have been lifted or scaled back over time, ongoing resurgences of Covid infections, including due to new and more contagious variants, have resulted in the re-imposition of certain restrictions and may lead to other restrictions being re-implemented to reduce the spread of Covid. Moreover, as individuals and businesses have adapted to the regulatory and market challenges arising from the pandemic, some potentially permanent changes in traditional economic patterns and arrangements have occurred. For a description of certain of these changes, see “Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Covid Update.” As a result of these regulatory requirements and adaptations to the “new normal,” the ability of our tenants, operators and borrowers to conduct their normal businesses operations, to operate profitably and to comply with their rent and other financial obligations to us have in some cases been, or may in the future be, adversely affected.
Senior housing facilities have been disproportionately impacted by Covid and Covid-related fatalities. Within our CCRC properties and the properties in our SWF SH JV, average occupancy declined from 85.6% and 88.7%, respectively, for the year ended December 31, 2019, to 79.1% and 72.7%, respectively, for the year ended December 31, 2021. Recent surges in Covid case levels may result in a reduction in, or in some cases prohibitions on, new tenant move-ins, stricter move-in criteria, lower inquiry volumes, and reduced in-person tours, as well as incidences of Covid outbreaks at our facilities or the perception that outbreaks may occur. In addition, a lack of available staffing resources at our CCRC properties and the properties in our SWF SH JV, including due to labor shortages or outbreaks among the existing staff, could result in admission restrictions or reduced demand if facilities are perceived as understaffed. Outbreaks, which directly affect our residents and the employees at our senior housing facilities, have and could continue to materially and adversely disrupt operations. These outbreaks could cause significant reputational harm to us and our operators and, for an extended period, adversely affected demand for senior housing. Our senior housing property operators are also facing material cost increases as a result of higher staffing hours and compensation and higher overall levels of inflation. At our CCRC facilities and the facilities in our SWF SH JV, we bear these material cost increases. The pandemic has also delayed the deployment of capital improvements and expenditures, which could adversely impact operations at our senior housing facilities. Our senior housing borrowers are facing the same impacts of Covid, which could impact their ability to meet their financial and other contractual obligations to us.

The impact of the Covid pandemic on our CCRC properties and the properties owned by our SWF SH JV, all of which are managed in RIDEA structures, has had and may continue to have a more significant impact on our results of operations on a relative basis because we receive cash flow from the operations of the properties (as compared to receiving only contractual rent from third party tenant-operators under the senior housing triple-net portfolio that we disposed of, as described above under “Item 1—Business—General Overview”), and we also bear all operational risks and liabilities associated with the operation of those properties, other than those arising out of certain actions by our operator, such as gross negligence or willful misconduct. Accordingly, impacts from the Covid pandemic directly affecting our CCRC properties and the properties owned by our SWF SH JV, including lower net operating income caused by decreased revenues that may result from declines in occupancy or otherwise, and increased expenses, have had and are expected to continue to have a direct and immediate impact on our results of operations. In addition, our RIDEA operators who are adversely affected by the Covid pandemic may request revisions to their management agreements and existing fee structures in order to reduce the amount of cash from operations that flows directly to us. We may also be directly adversely impacted by potential lawsuits related to Covid outbreaks that have occurred or may occur at our senior housing and CCRC properties, and our insurance coverage may not be sufficient to cover any potential losses.
In 2020, the pandemic adversely impacted certain development, redevelopment and tenant improvement projects as a result of the “shelter-in-place” orders and local, state and federal directives. Although these development, redevelopment and tenant improvement projects resumed in 2020 and continued as planned in 2021 with infection control protocols in place, the pandemic, including labor and supply chain disruptions and/or other economic conditions caused by the pandemic, could adversely impact the scheduled completion and/or cost of these projects.
Within our medical office portfolio, many physician practices temporarily discontinued outpatient procedures and nonessential surgeries in 2020 due to health and safety measures, which negatively impacted their cash flows. At that time, we implemented a deferred rent program primarily for May and June 2020 that was limited to certain non-health system and non-hospital tenants in good standing, which resulted in reduced cash flow in the periods in which such deferrals were granted, but increased our cash flow in the period in which such deferrals were repaid. We did not offer any rent deferrals in 2021, but if new outbreaks or other conditions result in a similar negative impact on our tenants, we may consider implementation of another deferred rent program for future periods. New leasing slowed down during the government-mandated shutdown in 2020 and returned to normal levels in 2021; new outbreaks or other conditions could result in another slowdown in new leasing. In addition, any reinstatement of restrictions on our tenants’ procedures and continuing restrictions on patient visitation could impact our tenants’ ability to meet their obligations to us as well as our parking income in our medical office portfolio.
The Covid pandemic subjects our business and the businesses of our tenants, operators and borrowers to various risks and uncertainties that have adversely affected and could materially adversely affect our business, results of operations and financial condition for at least the pendency of the Covid pandemic and possibly longer, including the following:
•material cost increases at our CCRC facilities and the facilities in our SWF SH JV, for which we are responsible;
•any rent deferrals or delays in rent commencement that we may grant to tenants, which could result in a significant decrease in our cash receipts during the period of the deferrals;
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
•the complete or partial closures of, or other operational issues at, one or more of our properties resulting from government action or directives, which may intensify the risk of rent deferrals or non-payment of contractual obligations by our tenants, operators, or borrowers;
•the likelihood that we will amend existing lease agreements and existing rental terms, with our tenants, and management agreements and existing fee structures, with our RIDEA operators, particularly in our senior housing portfolio, which would have an adverse effect on our revenues and results of operations;
•the likelihood that we will amend existing loan agreements with our senior housing borrowers, which would have an adverse effect on our revenues and results of operations;
•increased costs or delays that may result if we determine to reposition or transition any of our currently-leased properties to another tenant or operator, which could adversely impact our revenues and results of operations;

•the impact on our results of operations and financial condition resulting from (i) delays or increased costs caused by a shortage of construction materials or labor, or suspensions or delays in development and redevelopment activities and tenant improvement projects, including due to local, state and federal orders or guidelines, delays or increased costs caused by slow-downs in construction as a result of implementing social distancing and other health and safety protocols, as well as potential postponement of rent commencement dates due to delays in tenant improvement projects, and (ii) a decrease in acquisitions and dispositions of properties compared to historical levels;
•reduced valuations for properties in our portfolio that we wish to sell, and potential delayed transaction and due diligence timing due to government delays or government mandated Covid-related access restrictions;
•the need to provide seller financing in order to dispose of certain properties in our portfolio at acceptable prices;
•the impact on our tenants, operators, or borrowers, particularly in our senior housing portfolio, of lawsuits related to Covid outbreaks that have occurred or may occur at our properties and the potential that insurance coverage may not be sufficient to cover any potential losses;
•material increases in our insurance costs and larger deductibles or the inability to obtain insurance at economically reasonable rates;
•significant expenses likely to be incurred if we pursue of creditor rights resulting from operator, tenant, and borrower defaults and insolvency;
•a potential downgrade of our issuer and long-term credit rating, which could increase our cost of capital and any future debt financing;
•refusal or failure by one or more of our lenders under our credit facility to fund their financing commitments to us as a result of lender liquidity and/or viability challenges, which financing commitments we may not be able to replace on favorable terms, or at all;
•the likelihood that conditions related to the Covid pandemic may require us to recognize additional impairments of long-lived assets or credit losses related to loans receivable;
•the impact of negative or adverse publicity associated with Covid outbreaks at our CCRC properties or the properties in our SWF SH JV, the cost of responding to such adverse publicity and the potential for heightened regulatory scrutiny caused by it;
•a deterioration of state and local economic conditions and job losses, particularly in San Francisco, San Diego and Boston, which may decrease demand for and occupancy levels at our life science properties and cause our rental rates and property values to be negatively impacted; and
•the potential for shifts in consumer and business behaviors that fundamentally and adversely affect demand for properties in our portfolio.
Additionally, the Covid pandemic could increase the magnitude of many of the other risks described herein and elsewhere in this Annual Report and may have other adverse effects on our operations that we are not currently able to predict. The Covid pandemic has also resulted in significant volatility in the local, national and global financial markets, and we may be unable to obtain any required financing on favorable terms or on a timely basis or at all.
The extent of the impact of the Covid pandemic on our business and financial results will depend on future developments, including: (i) ongoing resurgences of Covid; (ii) health and safety actions taken to contain its spread; (iii) the availability, effectiveness and public usage and acceptance of vaccines and treatments; and (iv) how quickly and to what extent normal economic and operating conditions can resume within the markets in which we operate, each of which are highly uncertain at this time and outside of our control. Even after the Covid pandemic subsides, we may continue to experience adverse impacts to our business and financial results because of its national and global economic impact and any permanent changes in traditional economic patterns and arrangements. The Covid pandemic could have a material adverse impact on our business, results of operations and financial condition.

Decreases in our tenants’, operators’ or borrowers’ revenues, or increases in their expenses, could affect their ability to meet their financial and other contractual obligations to us, and could result in amendments to these obligations that have a material adverse effect on our results of operations and financial condition.
We have limited control over the success or failure of our tenants’, operators’ and borrowers’ businesses, regardless of whether our relationship is structured as a triple-net lease, a RIDEA lease or as a lender to our borrowers. Any of our tenants or our operators under a RIDEA structure may experience a downturn in their business that materially weakens their financial condition. For example, (i) our operators under a RIDEA structure and certain of our tenants in our medical office portfolio experienced a significant downturn in their businesses due to the Covid pandemic, including as a result of interruptions in their operations, lost revenues, increased costs, financing difficulties and labor shortages, and (ii) our tenants in the life science industry face various risks to their businesses, as discussed below under “—Our tenants in the life science industry face high levels of regulation, funding requirements, expense and uncertainty.” As a result, our tenants, operators and borrowers may be unable or unwilling to make payments or perform their obligations when due. Although we generally have arrangements and other agreements that give us the right under specified circumstances to terminate a lease, evict a tenant or terminate our operator, or demand immediate repayment of outstanding loan amounts or other obligations to us, we may not be able to enforce such rights or we may determine not to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.
Our CCRC segment and our SWF SH JV, all of which are under a RIDEA structure, primarily depend on private sources for their revenues and the ability of their patients and residents to pay fees. Costs associated with independent and assisted living services are not generally reimbursable under governmental reimbursement programs such as Medicare and Medicaid. Accordingly, our operators of these properties depend on attracting seniors with appropriate levels of income and assets, which may be affected by many factors, including: (i) prevailing economic and market trends, including general inflationary pressures; (ii) consumer confidence; (iii) demographics; (iv) property condition and safety; (v) public perception about such properties; and (vi) social and environmental factors. Consequently, if our operators fail to effectively conduct operations on our behalf, or to maintain and improve our properties, it could adversely affect our business reputation as the owner of the properties, as well as the business reputation of our operators and their ability to attract and retain patients and residents in our properties, which could have a material adverse effect on our and our operators’ business, results of operations and financial condition. Further, if widespread default or nonpayment of outstanding obligations from a large number of operators occurs at a time when terminating such agreement or replacing such operators may be extremely difficult or impossible, including as a result of the Covid pandemic, we may elect instead to amend such agreements with such operators. However, such amendment may be on terms that are less favorable to us than the original agreement and may have a material adverse effect on our results of operations and financial condition.
Our CCRC segment and our SWF SH JV also rely on reimbursements from governmental programs for a portion of the revenues from certain properties. Changes in reimbursement policies and other governmental regulation, such as potential changes to the Patient Protection and Affordable Care Act, along with the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), that may result from actions by Congress or executive orders, may result in reductions in our revenues from our RIDEA structures, operations and cash flows and affect our financial performance through a RIDEA structure. In addition, failure to comply with reimbursement regulations or other laws applicable to healthcare providers could result in penalties, fines, litigation costs, lost revenue or other consequences, which could adversely impact our cash flows from operations under a RIDEA structure.
Revenues of our CCRC segment and our SWF SH JV are also dependent on a number of other factors, including licensed bed capacity, occupancy, the healthcare needs of residents, the rate of reimbursement, the income and assets of seniors in the regions in which we own properties, and social and environmental factors. For example, due to generally increased vulnerability to illness, Covid has resulted in, and another epidemic or pandemic, a severe flu season or any other widespread illness could result in, early move-outs or delayed move-ins during quarantine periods or during periods when actual or perceived risks of such illnesses are heightened, which have reduced, and could continue to reduce, our operators’ revenues. Additionally, new and evolving payor and provider programs in the United States, including Medicare Advantage, Dual Eligible, Accountable Care Organizations, Bundled Payments and other value-based reimbursement arrangements, have resulted in reduced reimbursement rates, average length of stay and average daily census, particularly for higher acuity patients. If our operators of these properties underperform, our business, results of operations and financial condition would be materially adversely affected.

Our tenants and operators have, and may continue to seek to, offset losses by obtaining funds under the CARES Act or other similar legislative initiatives at the state and local level. Receipt of these funds is subject to a detailed application and approval process and in some cases, entails operating restrictions. It is not yet known whether the government funds received by our tenants and operators to date or to be received under any remaining distributions will materially offset the cash flow disruptions experienced by them. If they do not receive sufficient funds to offset their cash flow disruptions, or if the conditions precedent to receiving or retaining these funds are overly burdensome or not feasible, it may substantially affect their ability to make payments or perform their obligations when due to us. See “—Our participation in the CARES Act Provider Relief Fund and other Covid-related stimulus and relief programs could subject us to disruptive government and financial audits and investigations, regulatory enforcement actions, civil litigation, and other claims, penalties, and liabilities” below for risks regarding our CARES Act participation.
Increased competition, operating costs and market changes may affect the ability of some of our tenants, operators and borrowers to meet their financial and other contractual obligations to us.
Occupancy levels at, and rental income from, our properties are dependent on our ability and the ability of our tenants, operators and borrowers to compete with other tenants and operators on a number of different levels, including the quality of care provided, reputation, price, the range of services offered, the physical appearance of a property, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, and the size and demographics of the population in the surrounding area. In addition, our tenants, operators and borrowers face an increasingly competitive labor market, which has been compounded by the Covid pandemic. An inability to attract and retain trained personnel could negatively impact the ability of our tenants, operators and borrowers to meet their obligations to us. A shortage of care givers or other trained personnel, union activities, minimum wage laws, or general inflationary pressures on wages may force tenants, operators and borrowers to enhance pay and benefits packages to compete effectively for skilled personnel, or to use more expensive contract personnel, but they may be unable to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses or any failure by our tenants, operators or borrowers to attract and retain qualified personnel could adversely affect our cash flow and have a material adverse effect on our business, results of operations and financial condition.
Our tenants, operators and borrowers also compete with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. This competition, over-development in some markets in which we invest, Covid outbreaks, or the negative public perception that additional outbreaks may occur, has caused the occupancy rate of buildings to slow or decline, and the monthly rate that some properties were able to obtain for their services to decrease. Our tenants, operators and borrowers may be unable to achieve and maintain occupancy and rate levels, and to manage their expenses, in a way that will enable them to meet all of their obligations to us. Further, many competing companies may have resources and attributes that are superior to those of our tenants, operators and borrowers, which may also allow them to better withstand the impact of Covid or other competitive pressures. Our tenants, operators and borrowers may encounter increased competition that could limit their ability to maintain or attract residents and employees, to expand their businesses or to manage their expenses, which could materially adversely affect their ability to meet their financial and other contractual obligations to us, potentially decreasing our revenues, impairing our assets and/or increasing collection and dispute costs.
Financial deterioration, insolvency or bankruptcy of one or more of our major tenants, operators or borrowers could have a material adverse effect on our business, results of operations and financial condition.
A downturn in any of our tenants’, operators’ or borrowers’ businesses, including downturns due to the Covid pandemic, has led and could continue to lead to voluntary or involuntary bankruptcy or similar insolvency proceedings, including assignment for the benefit of creditors, liquidation, or winding-up. Bankruptcy and insolvency laws afford certain rights to a defaulting tenant, operator or borrower that has filed for bankruptcy or reorganization that may render certain of our remedies unenforceable or, at the least, delay our ability to pursue such remedies and realize any related recoveries.
A debtor has the right to assume, or to assume and assign to a third party, or to reject its executory contracts and unexpired leases in a bankruptcy proceeding. If a debtor were to reject its leases with us, obligations under such rejected leases would cease. The claim against the rejecting debtor for remaining rental payments due under the lease would be an unsecured claim, which would be limited by the statutory cap set forth in the U.S. Bankruptcy Code. This statutory cap may be substantially less than the remaining rent actually owed under the lease. In addition, a debtor may also assert in bankruptcy proceedings that certain leases should be re-characterized as financing agreements, which could result in our being deemed a lender instead of a landlord. A lender’s rights and remedies, as compared to a landlord’s, generally are materially less favorable, and our rights as a lender may be subordinated to other creditors’ rights.

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
We depend on real estate investments, particularly in the healthcare property sector, making our profitability more vulnerable to a downturn or slowdown in that specific sector than if we were investing in multiple industries and exposing us to the risks inherent in illiquid investments.
We concentrate our investments in the healthcare property sector. A downturn or slowdown in the healthcare property sector, such as the downturn that occurred during the Covid pandemic, has had and may continue to have a greater adverse impact on our business than if we had investments in multiple industries and could negatively impact the ability of our tenants, operators and borrowers to meet their obligations to us, as well as the ability to maintain historical rental and occupancy rates, which could have a material adverse effect on our business, financial condition and results of operations. In addition, such downturns have had and could continue to have a material adverse effect on the value of our properties and our ability to sell properties at prices or on terms acceptable or favorable to us.
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
Our tenants may not renew existing leases, and our operators may not renew their management agreements beyond their current terms. If we or our tenants or operators terminate or do not renew the leases or management agreements for our properties, we would attempt to reposition those properties with another tenant or operator. These difficulties may be exacerbated by the Covid pandemic, as new operators or tenants may not be willing to take on the increased exposure, especially while active cases are occurring. Healthcare properties are typically highly customized, and the improvements generally required to conform a property to healthcare use are costly and at times tenant-specific and are typically subject to regulatory requirements. A new or replacement tenant or operator may require different features in a property, depending on that tenant’s or operator’s particular business. In addition, infrastructure improvements for life science properties typically are significantly more costly than improvements to other property types due to the highly specialized nature of the properties and the greater lease square footage often required by life science tenants. Therefore, if a current tenant or operator is unable to pay rent and/or vacates a property, we may incur substantial expenditures to modify a property and experience delays before we are able to secure another tenant or operator or to accommodate multiple tenants or operators, which may have a material adverse effect on our business, results of operations and financial condition.
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

Property development, redevelopment and tenant improvement risks can render a project less profitable or unprofitable and, under certain circumstances, delay or prevent its undertaking or completion.
Our healthcare property development, redevelopment, and tenant improvement projects could be canceled, abandoned, or delayed, or, if completed, fail to perform in accordance with expectations, including as a result of the following possibilities:
•we may not proceed with a development or redevelopment project if we are unable to obtain debt and/or equity financing on favorable terms or at all, or if we do not otherwise have the liquidity we deem necessary or appropriate for the project;
•a project may be abandoned after expending significant resources, including due to: (i) legal and regulatory hurdles, including moratoriums on development and redevelopment activities (such as the potential moratorium on office and laboratory buildings in the Alewife submarket of Boston, Massachusetts that the Alewife City Council is considering) or the failure to obtain necessary zoning, entitlements and permits; or (ii) changes in market and economic conditions, either of which would result in the failure to recover expenses already incurred;
•a project may not be completed on schedule as a result of a variety of factors over which we have limited or no control, including: (i) natural disasters and other catastrophic events; (ii) health crises or other pandemics such as the Covid pandemic; (iii) restrictions or moratoriums on development and redevelopment activities; (iv) labor conditions, including a labor shortage or work stoppage; (v) shortages of construction materials; (vi) legal and regulatory hurdles, including necessary permits and entitlements; (vii) environmental conditions at the property; or (viii) civil unrest and acts of war or terrorism; any such delays in project completion would also delay the commencement of rental payments, including increases in rental payments following tenant improvement projects;
•construction or other delays at a project may provide tenants the right to terminate preconstruction leases or cause us to incur additional costs, including through rent abatement;
•project costs could exceed original estimates due to, among other things: (i) increased interest rates; (ii) higher than budgeted costs for materials, transportation, environmental remediation, labor or other inputs, including those caused by a shortage of construction materials or labor; (iii) negligent construction or construction defects; (iv) damage, vandalism or accidents; (v) higher operating costs than we anticipated, including insurance premiums, utilities, real estate taxes, and costs of complying with changes in government regulations or increases in tariffs; (vi) higher requirements for capital improvements than we anticipated for development, redevelopment or tenant improvement projects, particularly in older structures; or (vii) increased costs as a result of unanticipated delay, including delays resulting from the factors noted below;
•demand for a project may decrease prior to completion due to competition or other market and economic conditions, and lease-up rates, rental rates, lease commencement dates and occupancy levels at a development or redevelopment project may fail to meet expectations;
•tenants that have pre-leased at a project may file for bankruptcy or become insolvent, or otherwise elect to terminate their lease prior to delivery; and
•a project may have defects that we do not discover through the inspection processes, including latent defects not discovered until after we put a property in service.
The realization of any of the foregoing risks could result in not achieving our expected returns on investment and have a material adverse effect on our business, results of operations and financial condition.
Changes within the life science industry may adversely impact our revenues and results of operations.
Our life science investments could be adversely affected if the life science industry is impacted by an economic, financial, or banking crisis, a health crisis, such as the Covid pandemic, or if the life science industry migrates from the U.S. to other countries or to areas outside of primary life science markets in South San Francisco, California, San Diego, California, and greater Boston, Massachusetts. Our ability to negotiate contractual rent escalations on future leases and to achieve increases in rental rates will depend upon market conditions and the demand for life science properties at the time the leases are negotiated and the increases are proposed. If economic, financial or industry conditions adversely affect our life science tenants, we may not be able to lease or re-lease our properties in a timely manner or at favorable rates, which would negatively impact our revenues and results of operations. Because infrastructure improvements for life science properties typically are significantly more costly than improvements to other property types due to the highly specialized nature of the properties, and life science tenants typically require greater lease square footage relative to medical office tenants, repositioning efforts would have a disproportionate adverse effect on our life science segment performance.
Future mergers or consolidations of life science entities could reduce the amount of rentable square footage requirements of our client tenants and prospective client tenants, which may adversely impact our revenues from lease payments and results of operations.

Our tenants in the life science industry face high levels of regulation, funding requirements, expense and uncertainty.
The life science industry is subject to volatility, and life science tenants, particularly those involved in developing and marketing pharmaceutical products, are subject to certain risks, including the following:
•significant funding for the research, development, clinical testing, manufacture and commercialization of their products and technologies, as well as to fund their obligations, including rent payments due to us, and our tenants’ ability to raise capital depends on the viability of their products and technologies, their financial and operating condition and outlook, and the overall financial, banking and economic environment. If venture capital firms, private investors, the public markets, companies in the life science industry, the government or other sources of funding are difficult to obtain or unavailable to support our tenants’ activities, including as a result of general economic conditions, adverse market conditions or government shutdowns that limit our tenants’ ability to raise capital, such as those resulting from the Covid pandemic, a tenant’s business would be adversely affected or could fail;
•the research, development, clinical testing, manufacture and marketing of some of our tenants’ products require federal, state and foreign regulatory approvals that may be costly or difficult to obtain, may take several years and be subject to delay, including delays brought on by the Covid pandemic, may not be obtained at all, require validation through clinical trials that may face delays or difficulties resulting from the Covid pandemic or otherwise, require the use of substantial resources, and may often be unpredictable. If a tenant’s products fail to obtain regulatory approvals, a tenant’s business would be adversely affected or could fail;
•even after regulatory approval and market acceptance, the product may still present significant regulatory and liability risks, including the possible later discovery of safety concerns and other defects and potential loss of approvals, competition from new products and the expiration of patent protection for the product;
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
If our tenants’ businesses are adversely affected, they may fail to make their rent payments to us, which could have a material adverse effect on our business, results of operations and financial condition. If our tenants’ businesses fail, or if our tenants fail to make their rent payments to us, we would need to secure replacement tenants. See “—We may have difficulty identifying and securing replacement tenants or operators, and we may be required to incur substantial renovation or tenant improvement costs to make our properties suitable for them” above for risks regarding securing replacement tenants.
The hospitals on whose campuses our MOBs are located and their affiliated healthcare systems could fail to remain competitive or financially viable, which could adversely impact their ability to attract physicians and physician groups to our MOBs and our other properties that serve the healthcare industry.
The viability of hospitals depends on factors such as: (i) the quality and mix of healthcare services provided; (ii) competition for patients and physicians; (iii) demographic trends in the surrounding community; (iv) market position; and (v) growth potential, as well as the ability of the affiliated healthcare systems to provide economies of scale and access to capital. In addition, in 2020, most hospitals experienced a significant reduction in revenue due to decreased volumes as well as increased costs as they provided care capacity for potential Covid patients; there could be additional reductions in revenue in the future if hospitals experience widespread cancellations of elective procedures due to health and safety measures or otherwise. If a hospital whose campus is located near one of our MOBs is unable to meet its financial obligations, and if an affiliated healthcare system is unable to support that hospital or goes bankrupt, the hospital may not be able to compete successfully or could be forced to close or relocate, which could adversely impact its ability to attract physicians and other healthcare-related users. Because we rely on our proximity to and affiliations with these hospitals to create tenant demand for space in our MOBs, their inability to remain competitive or financially viable, or to attract physicians and physician groups, could adversely affect our MOB operations and have a material adverse effect on us.
In addition, changes to or replacement of the Affordable Care Act or other reimbursement regulations could result in significant changes to the scope of insurance coverage and reimbursement policies, which could put negative pressure on the operations and revenues of our MOBs.

We may be unable to maintain or expand our existing and future hospital and health system client relationships.
We invest significant time in developing relationships with both new and existing hospital and health system clients. If we fail to maintain these relationships, including through a lack of responsiveness, failure to adapt to the current market, or employment of individuals with inadequate experience, our reputation and relationships will be harmed and we may lose business to competitors, which could have a material adverse effect on us.
We assume operational risks with respect to our senior housing properties managed in RIDEA structures that could have a material adverse effect on our business, results of operations and financial condition.
As the owner of properties under a RIDEA structure, our TRS is ultimately responsible for all operational risks and other liabilities of the properties, other than those arising out of certain actions by our operator, such as gross negligence or willful misconduct. Operational risks include, and our resulting revenues therefore depend on, among other things: (i) occupancy rates; (ii) the entrance fees and rental rates charged to residents; (iii) the requirements of, or changes to, governmental reimbursement programs such as Medicare or Medicaid, to the extent applicable, including changes to reimbursement rates; (iv) our operators’ reputations and ability to attract and retain residents; (v) general economic conditions and market factors that impact seniors, which may be exacerbated by the Covid pandemic, including general inflationary pressures; (vi) competition from other senior housing providers; (vii) compliance with federal, state, local and industry-regulated licensure, certification and inspection laws, regulations and standards; (viii) litigation involving our properties or residents/patients, including litigation related to Covid; (ix) the availability and cost of general and professional liability insurance coverage or increases in insurance policy deductibles; and (x) the ability to control operating expenses, which have increased and may continue to increase due to the Covid pandemic. Although the RIDEA structure gives us certain oversight approval rights (e.g., budgets, material contracts, etc.) and the right to review operational and financial reporting information, our operators are ultimately in control of the day-to-day business of the property. As a result, we have limited rights to direct or influence the business or operations of our properties in the CCRC segment and in the properties owned by our SWF SH JV, and we depend on our operators to operate these properties in a manner that complies with applicable law, minimizes legal risk and maximizes the value of our investment. Failure by our operators to adequately manage these risks could have a material adverse effect on our business, results of operations and financial condition.
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
We are subject to increased exposure to adverse conditions affecting the geographies in which our properties are located, including: (i) downturns in local economies and increases in unemployment rates; (ii) changes in local real estate conditions, including increases in real estate taxes; (iii) increased competition; (iv) decreased demand; (v) changes in state-specific legislation; and (vi) local climate events and natural disasters and other catastrophic events, such as health pandemics (including the Covid pandemic), earthquakes, hurricanes, windstorms, flooding, wildfires and mudslides and other physical climate risks, including water stress and heat stress. These risks could significantly disrupt our businesses in the region, harm our ability to compete effectively, result in increased costs, and divert management attention, any or all of which could have a material adverse effect on our business, results of operations and financial condition.

In addition, if significant changes in the climate occur in areas where we own property, this could result in extreme weather and changes in precipitation and temperature, all of which could result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. If changes in the climate have material effects, such as property destruction, or occur for extended periods, this could have a material adverse effect on business, results of operations and financial condition. In addition, changes in federal, state and local legislation and regulation on climate change could require increased capital expenditures to improve the energy efficiency or resiliency of our existing properties and could also cause increased costs for our new developments without a corresponding increase in revenue.
Uninsured or underinsured losses could result in a significant loss of capital invested in a property, lower than expected future revenues, and unanticipated expense.
Our insurance coverage does not include damages from business interruptions, loss of revenue or earnings or any related effects caused by health pandemics, including the Covid pandemic. We may incur significant out-of-pocket costs associated with legal proceedings or other claims from residents and patients at our properties that relate to the Covid pandemic.
Generally, insurance coverage for health pandemics has not previously been readily available and, if and when it does become available, may not be on commercially reasonable terms. Further, even if such coverage is available on commercially reasonable terms, we cannot assure you that we would receive insurance proceeds that will compensate us fully for our liabilities, costs and expenses in the event of a health pandemic. In addition, a large number of our properties are located in areas exposed to earthquakes, hurricanes, windstorms, flooding, water stress, heat stress and other common natural disasters and physical climate risks. In particular, (i) a significant portion of our life science development projects and approximately 67% of our life science portfolio (based on gross asset value as of December 31, 2021) was concentrated in California, which is known to be subject to earthquakes, wildfires and other natural disasters, and (ii) approximately 69% of our CCRC portfolio (based on gross asset value as of December 31, 2021) was concentrated in Florida, which is known to be subject to hurricanes. While we maintain insurance coverage for earthquakes, fires, hurricanes, windstorms, floods and other natural disasters and physical climate risks, we may be unable to purchase the limits and terms we desire on a commercially reasonable basis. In addition, there are certain exposures for which we do not purchase insurance because we do not believe it is economically feasible to do so or there is no viable insurance market. We maintain earthquake insurance for our properties that are located in the vicinity of active earthquake zones in amounts and with deductibles we believe are commercially reasonable. Because of our significant concentration in the seismically active regions of South San Francisco, California and San Diego, California, a damaging earthquake in these areas could significantly impact multiple properties, which may amount to a significant portion of our life science portfolio. Similarly, a damaging hurricane in Florida could significantly impact multiple properties, which may amount to a significant portion of our CCRC portfolio. As a result, aggregate deductible amounts may be material, and our insurance coverage may be materially insufficient to cover our losses, either of which would adversely affect our business, financial condition, results of operations and cash flows.
If one of our properties experiences a loss that is uninsured or that exceeds policy coverage limits, we could lose our investment in the damaged property as well as the anticipated future cash flows from such property. If the damaged property is subject to recourse indebtedness, we could continue to be liable for the indebtedness even if the property is irreparably damaged. In addition, even if damage to our properties is covered by insurance, a disruption of business caused by a casualty event may result in loss of revenues for us. Any business interruption insurance may not fully compensate the lender or us for such loss of revenue. Our CCRC and senior housing operators also face various forms of class-action lawsuits from time to time, such as wage and hour and consumer rights actions, which generally are not covered by insurance. These class actions could result in significant defense costs, as well as settlements or verdicts that materially decrease anticipated revenues from a property and can result in the loss of a portion or all of our invested capital.
Our use of joint ventures may limit our returns on and our flexibility with jointly owned investments.
We have and may continue to develop, acquire and/or recapitalize properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. Our participation in joint ventures is subject to risks that may not be present with other methods of ownership, including:
•our joint venture partners could have investment and financing goals that are inconsistent with our objectives, including the timing, terms and strategies for any investments, and what levels of debt to incur or carry;
•because we do not have sole decision-making authority, we could experience an impasse on certain decisions, including budget approvals, acquisitions, sales of assets, debt financing, execution of lease agreements, and vendor approvals, which impasses could result in delayed decisions and missed opportunities and could require us to expend additional resources on resolving such impasses or potential disputes, including litigation or arbitration;
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
Rent escalators or contingent rent provisions in our leases could hinder our profitability and growth.
We derive a significant portion of our revenues from leasing properties pursuant to leases that generally provide for fixed rental rates, subject to annual escalations. If strong economic conditions result in increases in the Consumer Price Index in excess of the annual escalations, our growth and profitability may be limited.
Under certain leases, a portion of the tenant’s rental payment to us is based on the property’s revenues (i.e., contingent rent). If, as a result of weak economic conditions or other factors that may be outside of our control, the property’s revenue declines, our rental revenues would decrease and our results of operations could be materially adversely affected.
Additionally, some of our leases provide that annual rent is modified based on changes in the Consumer Price Index or other thresholds (i.e., contingent rent escalators). If the Consumer Price Index does not increase or other applicable thresholds are not met, rental rates may not increase as anticipated or at all, which could hinder our profitability and growth. Furthermore, if strong economic conditions result in significant increases in the Consumer Price Index, but the escalations under our leases with contingent rent escalators are capped or the increase in the Consumer Price Index exceeds our tenants’ ability to pay, our growth and profitability also may be limited.
Competition may make it difficult to identify and purchase, or develop, suitable healthcare properties to grow our investment portfolio, to finance acquisitions on favorable terms, or to retain or attract tenants and operators.
We face significant competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers and other institutional investors, some of whom may have greater resources and lower costs of capital than we do. Increased competition and resulting capitalization rate compression make it more challenging for us to identify and successfully capitalize on opportunities that meet our business goals and could improve the bargaining power of property owners seeking to sell, thereby impeding our investment, acquisition and development activities. Similarly, our properties face competition for tenants and operators from other properties in the same market, which may affect our ability to attract and retain tenants and operators, or may reduce the rents we are able to charge. If we cannot capitalize on our development pipeline, identify and purchase a sufficient quantity of healthcare properties at favorable prices, finance acquisitions on commercially favorable terms, or attract and retain profitable tenants and operators, our business, results of operations and financial condition may be materially adversely affected.

We may be unable to successfully foreclose on the collateral securing our real estate-related loans, and even if we are successful in our foreclosure efforts, we may be unable to successfully operate, occupy or reposition the underlying real estate, which may adversely affect our ability to recover our investments.
If a borrower defaults under one of our mortgages or mezzanine loans, we may have to foreclose on the loan or take additional actions, including acquiring title to the collateral via statutory or judicial foreclosure or commencing collection litigation. We may determine that substantial improvements or repairs to the property are necessary in order to maximize the property’s investment potential. In some cases, because our collateral consists of the equity interests in an entity that directly or indirectly owns the applicable real property or interests in other operating properties, we may not have full recourse with respect to assets of that entity, or that entity may have incurred unexpected liabilities, either of which would preclude us from fully recovering our investment. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against our exercise of enforcement or other remedies and/or bring claims for lender liability in response to actions to enforce mortgage obligations. Foreclosure or collections-related costs, high loan-to-value ratios or declines in the value of the property may prevent us from realizing an amount equal to our mortgage or mezzanine loan balance upon foreclosure or conclusion of litigation, and we may be required to record a valuation allowance for such losses. Even if we are able to successfully foreclose on the collateral securing our real estate-related loans, we may inherit properties for which we may be unable to expeditiously secure tenants or operators, if at all, or we may acquire equity interests that we are unable to immediately resell or otherwise liquidate due to limitations under the securities laws, either of which would adversely affect our ability to fully recover our investment.
From time to time we have made, and we may seek to make, one or more material acquisitions, which may involve the expenditure of significant funds.
We regularly review potential transactions in order to maximize stockholder value. Our review process may require significant management attention and a potential transaction could be abandoned or rejected by us or the other parties involved after we expend significant resources and time. In addition, future acquisitions may require the issuance of securities, incurrence of debt, assumption of contingent liabilities or incurrence of significant expenditures, each of which could materially adversely impact our business, financial condition or results of operations. In addition, the financing required for acquisitions may not be available on commercially favorable terms or at all.
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

Unfavorable litigation resolution or disputes could have a material adverse effect on our financial condition and that of our tenants, operators and borrowers, and we and our tenants, operators and borrowers may experience rising liability and insurance costs.
Our tenants, operators and borrowers are from time to time parties to litigation, including disputes regarding the quality of care at healthcare properties. The effect of litigation may materially increase the costs incurred by our tenants, operators and borrowers, including costs to monitor and report quality of care compliance. In addition, the cost of professional liability, medical malpractice, property, business interruption, and insurance policies that may provide only partial coverage for Covid and other environmental or infectious disease outbreaks, epidemics and pandemics can be significant and may increase or not be available at a reasonable cost or at all. Cost increases could cause our tenants and borrowers to be unable to make their lease or mortgage payments or fail to purchase the appropriate liability and malpractice insurance, or cause our borrowers to be unable to meet their obligations to us, potentially decreasing our revenues and increasing our collection and litigation costs. Furthermore, with respect to our CCRC properties and the properties in our SWF SH JV, all of which are operated in RIDEA structures, we directly bear the costs of any such increases in litigation, monitoring, reporting and insurance due to our direct exposure to the cash flows of such properties.
From time to time, we are involved in legal proceedings, lawsuits and other claims. We may also be named as defendants in lawsuits arising out of our alleged actions or the alleged actions of our tenants and operators for which such tenants and operators have agreed to indemnify us. Furthermore, we could experience a material increase in legal proceedings, lawsuits and other claims related to the Covid pandemic. Unfavorable resolution of any such litigation or negative publicity as a result of such litigation may have a material adverse effect on our business, results of operations and financial condition. Regardless of the outcome, litigation or other legal proceedings may result in substantial costs, disruption of our normal business operations, and the diversion of management attention. We may be unable to prevail in, or achieve a favorable settlement of, any pending or future legal action against us.
In particular, as a result of our ownership of healthcare properties, we may be named as a defendant in lawsuits arising from the alleged actions of our tenants or operators. With respect to our triple-net leases, our tenants generally have agreed to indemnify us for various claims, litigation and liabilities in connection with their leasing and operation of our triple-net leased properties. However, if any tenant fails to indemnify us pursuant to the terms of its agreement with us, we would have to incur the costs that should have been covered by the tenant and to determine whether to expend additional resources to seek the contractually owed indemnity from that tenant, including potentially through litigation or arbitration. In some instances, we may decide not to enforce our indemnification rights if we believe that enforcement of such rights would be more detrimental to our business than alternative approaches. Regardless, such an event would divert management attention and may result in a disruption to our normal business operations, any or all of which could have an adverse effect on our business, results of operations, and financial condition.
With respect to our RIDEA structured properties, we are responsible for these claims, litigation and liabilities, with limited indemnification rights against our operator typically based on the gross negligence or willful misconduct by the operator. Although our leases provide us with certain information rights with respect to our tenants, one or more of our tenants may be or become party to pending litigation or investigation of which we are unaware or in which we do not have a right to participate or evaluate. In such cases, we would be unable to determine the potential impact of such litigation or investigation on our tenants or our business or results. Moreover, negative publicity of any of our operators’ or tenants’ litigation, other legal proceedings or investigations may also negatively impact their and our reputation, resulting in lower customer demand and revenues, which could have a material adverse effect on our financial condition, results of operations and cash flow.
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
Additionally, we have existing debt obligations that have variable interest rates and related payments that vary with the movement of certain indices. If interest rates increase, so would our interest costs for any variable rate debt and for new debt. This increased cost would make the financing of any acquisition and development activity more costly. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our properties, thereby limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.
Rising borrowing costs could limit our ability to refinance existing debt when it matures, or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. If our prevailing borrowing costs are higher than the interest rates of our senior notes at their maturity, we will incur additional interest expense upon any replacement debt.

We manage a portion of our exposure to interest rate risk by accessing debt with staggered maturities and through the use of derivative instruments, primarily interest rate cap and swap agreements. These agreements involve risk, including that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, that the amount of income we earn from hedging transactions may be limited by federal tax provisions governing REITs and that these arrangements may cause us to incur higher debt service costs than would otherwise be the case. Failure to hedge effectively against interest rate risk could adversely affect our results of operations and financial condition.
Cash available for distribution to stockholders may be insufficient to make dividend distributions at expected levels and are made at the discretion of our Board of Directors.
Decreases in cash available for distributions, including decreases related to the Covid pandemic, may result in us being unable to make dividend distributions at expected levels. Our failure to make distributions commensurate with market expectations would likely result in a decrease in the market price of our common stock. Further, all distributions are made at the discretion of our Board of Directors in accordance with Maryland law and depend on: (i) our earnings; (ii) our financial condition; (iii) debt and equity capital available to us; (iv) our expectations for future capital requirements and operating performance; (v) restrictive covenants in our financial or other contractual arrangements, including those in our credit facility agreement; (vi) maintenance of our REIT qualification; and (vii) other factors as our Board of Directors may deem relevant from time to time.
If access to external capital is unavailable on acceptable terms or at all, it could have a material adverse effect on our ability to meet commitments as they become due or make future investments necessary to grow our business.
We may be unable to fund all future capital needs, including capital expenditures, debt maturities and other commitments, from cash retained from operations and dispositions. If we are unable to obtain enough internal capital, we may need to rely on external sources of capital (including debt and equity financing) to fulfill our capital requirements, which depends upon a number of factors, some of which we have little or no control over, including:
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
•issues facing the healthcare industry, including healthcare reform, changes in government reimbursement policies and the unique challenges posed by the Covid pandemic; and
•the performance of the national and global economies generally, including any economic downturn and volatility in the financial markets as a result of the Covid pandemic.
If access to capital is unavailable on acceptable terms or at all, it could have a material adverse impact on our ability to fund operations, repay or refinance our debt obligations, fund dividend payments, acquire properties and make the investments in development and redevelopment activities, as well as capital expenditures, needed to grow our business.
Our level of indebtedness may increase and materially adversely affect our future operations.
Our outstanding indebtedness as of December 31, 2021 was approximately $6.2 billion. We may incur additional indebtedness, which may be substantial. Any significant additional indebtedness would likely negatively affect the credit ratings of our debt and require us to dedicate a substantial portion of our cash flow to interest and principal payments. Greater demands on our cash resources may reduce funds available to us to pay dividends, conduct development activities, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with comparatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

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
Increased or prolonged market disruption, volatility or uncertainty, including disruption caused by the Covid pandemic, could materially adversely impact our ability to raise capital, obtain new financing or refinance our existing obligations as they mature, and fund real estate and development activities. For example, as a result of the potential or perceived impact of the pandemic on our business, lenders and other financial institutions could require us to agree to more restrictive covenants, grant liens on our assets as collateral and/or accept other terms that are not commercially beneficial to us in order to obtain financing. One or more of our lenders under our credit facility could refuse or fail to fund their financing commitment to us as a result of lender liquidity and/or viability challenges, which financing commitments we may not be able to replace on favorable terms, or at all. Market volatility could also lead to significant uncertainty in the valuation of our investments and those of our joint ventures, which may result in a substantial decrease in the value of our properties and those of our joint ventures. As a result, we may be unable to recover the carrying amount of such investments and the associated goodwill, if any, which may require us to recognize impairment charges in earnings.
Risks Related to the Regulatory Environment

Laws or regulations prohibiting eviction of our tenants, even on a temporary basis, could have a material adverse effect on our revenues if our tenants fail to make their contractual rent payments to us.
Various federal, state and local governments have enacted, and may continue to enact, laws, regulations and moratoriums or take other actions that could limit our ability to evict tenants until such laws, regulations or moratoriums are reversed or lifted. In particular, many state and local governments have implemented eviction moratoriums as a result of the Covid pandemic that apply to both residential and commercial tenants. Although many of these moratoriums have been temporary in nature to date, and may have expired, they may be revised, reinstated and/or extended for a significant period of time until the Covid pandemic subsides. Although we generally have arrangements and other agreements that give us the right under specified circumstances to terminate a lease or evict a tenant for nonpayment of contractual rent, such laws, regulations and moratoriums may prohibit our ability to begin eviction proceedings even where no rent or only partial rent is being paid for so long as such law, regulation or moratorium remains in effect. Further, under current laws and regulations, eviction proceedings for delinquent tenants are already costly and time-consuming, and, if there are existing backlogs or backlogs develop in courts due to higher than normal eviction proceedings, whether or not due to an increase in eviction proceedings after the Covid pandemic, we may incur significant costs and it may take a significant amount of time to ultimately evict any tenant who is not meeting their contractual rent obligations. If we are restricted, delayed or prohibited from evicting tenants for failing to make contractual rent payments, our business, results of operations and financial condition may be materially adversely impacted.
Tenants, operators and borrowers that fail to comply with federal, state, local and international laws and regulations, including resident health and safety requirements, as well as licensure, certification and inspection requirements, may cease to operate or be unable to meet their financial and other contractual obligations to us.
Our tenants, operators and borrowers in all of our segments are subject to or impacted by extensive, frequently changing federal, state and local laws and regulations. See “Item 1—Business—Government Regulation, Licensing and Enforcement—Healthcare Licensure and Certificate of Need” for a discussion of certain of these laws and regulations. Our tenants’, operators’ or borrowers’ failure to comply with any of the laws, regulations or requirements applicable to them could result in: (i) loss of accreditation; (ii) denial of reimbursement; (iii) imposition of fines; (iv) suspension or decertification from government healthcare programs; (v) civil liability; and (vi) in certain instances, criminal penalties, loss of license or closure of the property and/or the incurrence of considerable costs arising from an investigation or regulatory action, which may have an adverse effect on properties that we own and lease to a third party tenant in our Life Science and MOB segments, that we own and operate through a RIDEA structure in our CCRC segment or our SWF SH JV, or on which we hold a mortgage, and therefore may materially adversely impact us.

Required regulatory approvals can delay or prohibit transfers of our senior housing properties.
Transfers of senior housing properties, including CCRCs, to successor owners or operators are typically subject to regulatory approvals or ratifications, including change of ownership approvals for licensure and Medicare / Medicaid (if applicable) that are not required for transfers of other types of commercial operations and other types of real estate. The sale of, or replacement of any operator at, our CCRC and senior housing facilities could be delayed by the regulatory approval process of any federal, state or local government agency necessary for the transfer of the property or the replacement of the operator licensed to manage the property, during which time the property may experience performance declines. The continuing effects of the Covid pandemic may materially delay necessary approvals, thereby lengthening the period of performance deterioration, which could have a material adverse effect of our business, results of operations and financial condition. We may also elect to use an interim licensing structure to facilitate such transfers, which structure expedites the transfer by allowing a third party to operate under our license until the required regulatory approvals are obtained but could subject us to fines or penalties if the third party fails to comply with applicable laws and regulations and then fails to indemnify us for such fines or penalties pursuant to the terms of its agreement with us.
Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make expenditures that adversely affect our cash flows.
Our properties must comply with applicable ADA and any similar state and local laws. These laws may require removal of barriers to access by persons with disabilities in public areas of our properties. Noncompliance could result in the incurrence of additional costs associated with bringing the properties into compliance, the imposition of fines or an award of damages to private litigants in individual lawsuits or as part of a class action. While the tenants to whom we lease our properties are obligated to comply with the ADA and similar state and local provisions, and typically under tenant leases are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. As a result, we could be required to expend funds to comply with the provisions of the ADA and similar state and local laws on behalf of tenants, which could adversely affect our results of operations and financial condition. Additionally, with respect to the properties owned by our SWF SH JV under a RIDEA structures, the SWF SH JV is ultimately responsible for such litigation and compliance costs, and at our CCRCs, we are responsible for such litigation and compliance costs.
In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations. New and revised regulations and codes may be adopted by governmental agencies and bodies and become applicable to our properties. For example, new safety laws for senior housing properties were adopted following the particularly damaging 2018 hurricane season. Compliance could require substantial capital expenditures, both for significant upgrades and for tenant relocations that may be necessary depending on the scope and duration of upgrades, and may restrict our ability to renovate our properties. These expenditures and restrictions could have a material adverse effect on our financial condition and cash flows.
The requirements of, or changes to, governmental reimbursement programs such as Medicare or Medicaid may adversely affect our tenants’, operators’ and borrowers’ ability to meet their financial and other contractual obligations to us.
Certain of our tenants, operators and borrowers are affected, directly or indirectly, by a complex set of federal, state and local laws and regulations pertaining to governmental reimbursement programs, including the CARES Act and other similar relief legislation enacted as a result of the Covid pandemic. These laws and regulations are subject to frequent and substantial changes that are sometimes applied retroactively. See “Item 1—Business—Government Regulation, Licensing and Enforcement.” For example, to the extent that our tenants, operators or borrowers receive a significant portion of their revenues from governmental payors, primarily Medicare and Medicaid, they are generally subject to, among other things:
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
Furthermore, executive orders and legislation may amend the Affordable Care Act and related regulations in whole or in part. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare system. For example, the Department of Health and Human Services has focused on tying Medicare payments to quality or value through alternative payment models, which generally aim to make providers attentive to the total costs of treatments. Medicare no longer reimburses hospitals for care related to certain preventable adverse events and imposes payment reductions on hospitals for preventable readmissions. These punitive approaches could be expanded to additional types of providers in the future. Additionally, the patient driven payment model utilized by the Centers for Medicare and Medicaid Services to calculate reimbursement rates for patients in skilled nursing properties (which is among the unit types in our CCRCs) could result in decreases in payments to our operators and tenants or increase our operators’ and tenants’ costs. If any such changes significantly and adversely affect our tenants’ profitability, they could in turn negatively affect our tenants’ ability and willingness to comply with the terms of their leases with us and/or renew their leases with us upon expiration, which could impact our business, prospects, financial condition or results of operations.
Legislation to address federal government operations and administration decisions affecting the Centers for Medicare and Medicaid Services could have a material adverse effect on our tenants’, operators’ and borrowers’ liquidity, financial condition or results of operations.
Congressional consideration of legislation pertaining to the federal debt ceiling, the Affordable Care Act, tax reform, and entitlement programs, including reimbursement rates for physicians, could have a material adverse effect on our tenants’, operators’ and borrowers’ liquidity, financial condition or results of operations. In particular, reduced funding for entitlement programs such as Medicare and Medicaid would result in increased costs and fees for programs such as Medicare Advantage Plans and additional reductions in reimbursements to providers. Amendments to the Affordable Care Act in whole or in part and decisions by the Centers for Medicare and Medicaid Services could impact the delivery of services and benefits under Medicare, Medicaid or Medicare Advantage Plans and could affect our tenants and operators and the manner in which they are reimbursed by such programs. Any such material adverse effect on our tenants, operators or borrowers could adversely affect their ability to satisfy their obligations to us and could have a material adverse effect on us.

Our participation in the CARES Act Provider Relief Fund and other Covid-related stimulus and relief programs could subject us to disruptive government and financial audits and investigations, regulatory enforcement actions, civil litigation, and other claims, penalties, and liabilities.
Under the CARES Act and subsequent relief legislation, Congress has allocated more than $178 billion to eligible hospitals, physicians, and other health care providers through the Public Health and Social Services Emergency Fund (the “Provider Relief Fund” or “PRF”). The U.S. Department of Health and Human Services (“HHS”) has distributed PRF awards through various general and targeted distributions, including certain distributions that were paid automatically to providers, and others that required providers to submit requested data or applications. We and our senior housing operators (including operators of senior housing facilities that we have subsequently disposed of) have received funds through several PRF distributions, both via automatic payments and also as a result of applications or other filings we submitted for PRF funds.
PRF funds are intended to reimburse eligible providers for unreimbursed health care-related expenses and lost revenues attributable to Covid and must be used only to prevent, prepare for or respond to Covid. PRF funds received under certain targeted distributions, including the Nursing Home Infection Control Distribution, are further limited to specific uses. Additionally, the PRF program imposes certain distribution-specific eligibility criteria and requires recipients to comply with various terms and conditions. HHS has stated that compliance with PRF program terms and conditions is material to HHS’s decision to disburse PRF payments to recipients. PRF program terms and conditions include limitations and requirements governing use of PRF funds, implementation of controls, retention of records relating to PRF funds, audit and reporting to governmental authorities, and other PRF program requirements. PRF regulatory guidance regarding eligibility, use of funds, audit, reporting, and other PRF terms and conditions continues to evolve and there is a high degree of uncertainty surrounding interpretation and implementation, particularly among more complex corporate, transactional and contractual relationships, including RIDEA structures and for organizations with multiple recipient subsidiaries. In addition, in light of the evolving laws and guidance related to PRF, there is no assurance that PRF guidance will not change in ways that adversely impact the PRF funding we receive, our ability to retain PRF funding, or our eligibility to participate in the PRF program.
Changing PRF program requirements could reduce the amount of PRF funds we receive or are permitted to retain and could render us or our operators ineligible for future or previously received PRF funds. PRF reporting obligations and monitoring and compliance efforts could impose substantial costs, become overly burdensome and require significant attention from leadership, disrupting our business and impeding our operations. Further, our current and former operators may not consistently use, account for or document PRF and other relief funds, which may adversely impact availability of data and consistency in our reporting, including among current and former operators and across reporting periods. Ultimately, as PRF program requirements continue to evolve, we may determine that we are unable to comply with certain terms and conditions, or that we are no longer eligible for some or all of the PRF payments we or our operators previously received. If we are unable to fully comply with applicable PRF terms and conditions, we may be required to return some or all PRF funds received and may be subject to further enforcement action.
Due to our and our operators’ participation in the PRF program, we may be subject to government and other audits and investigations related to our receipt and use of PRF funds. These audits and investigations also may impose substantial costs and disruptions. If the government determines that we failed to comply with PRF terms and conditions, related interpretative guidance or applicable federal award requirements, or that our PRF applications and submissions were defective, PRF funds that we or our operators have received may be subject to recoupment and further enforcement actions could result. This could occur even if our interpretation of PRF program requirements was reasonable under the present or then-existing PRF guidance. Government audits and investigations also could result in other regulatory penalties or enforcement actions, including actions under the False Claims Act (“FCA”), which prohibits false claims for payments to, or improper retention of overpayments from, the government. FCA litigation could be asserted directly by the federal government, or on its behalf by private litigants as “whistleblowers.” Even if not meritorious, FCA litigation could impose significant costs and result in reputational damage and a disruption of our business.

Risks Related to Other Events

We are subject to certain provisions of Maryland law and our charter relating to business combinations that may prevent a transaction that may otherwise be in the interest of our stockholders.
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
Federal, state and local laws, ordinances and regulations may require us, as a current or previous owner of real estate, to investigate and clean up certain hazardous or toxic substances released at a property. We may be held liable to a governmental entity or to third parties for injury or property damage and for investigation and cleanup costs incurred in connection with the contamination. The costs of cleanup and remediation could be substantial. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination, and/or impose fines and penalties on the property owner with respect to such contamination.
Although we currently carry environmental insurance on our properties in an amount that we believe is commercially reasonable and generally require our tenants and operators to indemnify us for environmental liabilities they cause, such liabilities could exceed the amount of our insurance, the financial ability of the tenant or operator to indemnify us, or the value of the contaminated property. As the owner of a site, we may also be held liable to third parties for damages and injuries resulting from environmental contamination emanating from the site. We may also experience environmental costs and liabilities arising from conditions not known to us or disrupted during development. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or paying personal injury or other claims or fines could be substantial and could have a material adverse effect on our business, results of operations and financial condition. In addition, the presence of contamination or the failure to remediate contamination may materially adversely affect our ability to use, develop, sell or lease the property or to borrow using the property as collateral.
Risks Related to Tax, including REIT-Related Risks

Loss of our tax status as a REIT would substantially reduce our available funds and would have materially adverse consequences for us and the value of our common stock.
Qualification as a REIT involves the application of numerous highly technical and complex provisions of the Code, for which there are limited judicial and administrative interpretations, as well as the determination of various factual matters and circumstances not entirely within our control. We intend to continue to operate in a manner that enables us to qualify as a REIT. However, our qualification and taxation as a REIT depend upon our ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, the various qualification tests imposed under the Code.
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
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, and to maintain personal identifying information and tenant and lease data. We utilize software and cloud-based technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of confidential tenant and customer data, including individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of our information systems, with multiple layers of controls around the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. The risk of security breaches has generally increased as the number, intensity and sophistication of attacks and intrusions have increased, and we have seen a significant increase in cyber phishing attacks since the onset of the Covid pandemic. The risk of security breaches has also increased with our increased dependence on the Internet while our employees continue to work remotely due to our health and safety policies during the Covid pandemic and will continue to work remotely under our planned hybrid model. Furthermore, because our operators also rely on the Internet, information technology networks, systems and software, some of our data may be vulnerable to cyber-attacks on our operators.
Security breaches of our or our operators’ networks and systems, including those caused by physical or electronic break-ins, computer viruses, malware, worms, attacks by hackers or foreign governments, disruptions from unauthorized access and tampering, including through social engineering such as phishing attacks, coordinated denial-of-service attacks and similar breaches, could result in, among other things: (i) system disruptions; (ii) shutdowns; (iii) unauthorized access to or disclosure of confidential information; (iv) misappropriation of our or our business partners’ proprietary or confidential information; (v) breach of our legal, regulatory or contractual obligations; (vi) inability to access or rely upon critical business records or systems; or (vii) other delays in our operations. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. We may be required to expend significant financial resources to protect against or to remediate such security breaches. In addition, our technology infrastructure and information systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures. Any failure to maintain proper function, security and availability of our and our operators’ information systems and the data maintained in those systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties, harm our business relationships or increase our security and insurance costs, which could have a material adverse effect on our business, financial condition and results of operations.

Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and negatively impact the market price of our securities, including our common stock.
Our credit ratings affect the amount and type of capital, as well as the terms of any financing we may obtain. The credit ratings of our senior unsecured debt are based on, among other things, our operating performance, liquidity and leverage ratios, overall financial position, level of indebtedness, and pending or future changes in the regulatory framework applicable to our operators and our industry. If we are unable to maintain our current credit ratings, we would likely incur higher borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. For example, as a result of the potential impact of the Covid pandemic, in March 2020, Moody’s changed its outlook on our long-term issuer and senior unsecured debt ratings from “stable” to “negative.” Although Moody’s subsequently upgraded our outlook to “stable,” any future adverse change in our outlook may ultimately lead to a downgrade in our credit ratings, which would trigger additional borrowing costs or other potentially negative consequences under our current credit facilities and debt instruments. Also, if our credit ratings are downgraded, or general market conditions were to ascribe higher risk to our ratings, our industry, or us, our access to capital and the cost of any future debt financing will be further negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. There is no guarantee that debt or equity financings will be available in the future to fund future acquisitions or general operating expenses, or that such financing will be available on terms consistent with our historical agreements or expectations.
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
•potential for environmentally sustainable and/or resilient features of the property;
•potential alternative uses of the facilities;
•the regulatory and reimbursement environment in which the properties operate;
•tax laws related to REITs;
•prospects for liquidity through financing or refinancing; and
•our access to and cost of capital.

Property and Direct Financing Lease Investments

The following table summarizes our consolidated property and direct financing lease ("DFL") investments, excluding investments classified as discontinued operations, as of and for the year ended December 31, 2021 (square feet and dollars in thousands):

Facility Location	Number of Facilities	Capacity(1)	Gross Asset Value(2)	Real Estate Revenues(3)	Operating Expenses
Life science:		(Sq. Ft.)
California	123	7,579	$5,373,760	$516,727	$(113,215)
Massachusetts	19	2,581	2,543,077	179,934	(50,544)
Other (2 States)	7	406	120,008	19,183	(5,285)
Total life science	149	10,566	$8,036,845	$715,844	$(169,044)
Medical office(4):		(Sq. Ft.)
Texas	75	7,645	$1,435,748	$195,908	$(65,570)
California	15	860	332,401	43,511	(15,355)
Pennsylvania	4	1,270	361,890	31,255	(13,308)
South Carolina	18	1,103	342,860	26,498	(5,179)
Colorado	18	1,311	325,488	42,298	(16,556)
Florida	26	1,436	305,711	37,950	(12,938)
Other (29 States)	141	10,319	2,517,339	293,822	(94,477)
Total medical office	297	23,944	$5,621,437	$671,242	$(223,383)
CCRC:		(Units)
Florida	9	5,042	$1,303,611	$309,525	$(259,016)
Other (5 States)	6	2,302	589,471	163,212	(121,849)
Total CCRC	15	7,344	$1,893,082	$472,737	$(380,865)
Other─non-reportable:
Arizona	—	—	$—	$—	$13
Total other non-reportable segments	—	—	$—	$—	$13

Total properties	461		$15,551,364	$1,859,823	$(773,279)
_______________________________________
(1)Excludes capacity associated with developments.
(2)Represents gross real estate and the carrying value of DFLs. Gross real estate represents the carrying amount of real estate after adding back accumulated depreciation and amortization. Excludes gross real estate related to medical office and life science assets held for sale of $38 million.
(3)Represents the combined amount of rental and related revenues, resident fees and services, income from DFLs, and government grant income.
(4)Includes one leased property that is classified as a DFL.

Occupancy and Annual Rent Trends

The following table summarizes occupancy and average annual rent trends for our consolidated property and DFL investments for the years ended December 31 (average occupied square feet in thousands):

	2021	2020	2019
Life science:
Average occupancy percentage	97%	96%	97%
Average annual rent per square foot(1)	$66	$63	$57
Average occupied square feet	10,143	8,714	7,288
Medical office:
Average occupancy percentage	90%	91%	93%
Average annual rent per square foot(1)	$31	$30	$30
Average occupied square feet	21,046	20,225	20,512
CCRC:
Average occupancy percentage	79%	81%	87%
Average annual rent per occupied unit(1)	$80,391	$80,772	$71,858
Average occupied units	5,881	5,605	35
_______________________________________
(1)Average annual rent is presented as a ratio of revenues comprised of rental and related revenues, resident fees and services, income from DFLs, and government grant income divided by the average occupied square feet or average occupied units of the facilities and annualized for acquisitions for the year in which they occurred. Average annual rent excludes termination fees and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and the impact of deferred community fee income).
Tenant Lease Expirations

The following table shows tenant lease expirations, including those related to our DFL, for the next 10 years and thereafter at our consolidated properties, assuming that none of the tenants exercise any of their renewal or purchase options, and excludes properties in our CCRC segment, assets held for sale, and discontinued operations as of December 31, 2021 (dollars and square feet in thousands):

	Expiration Year
Segment	Total	2022(1)	2023	2024	2025	2026	2027	2028	2029	2030	2031	Thereafter
Life science:
Square feet	10,152	477	769	452	1,176	530	1,486	693	1,016	1,206	1,212	1,135
Base rent(2)	$525,110	$27,105	$49,056	$29,449	$50,052	$22,104	$66,954	$34,860	$57,721	$76,668	$61,914	$49,227
% of segment base rent	100	5	9	6	9	4	13	7	11	15	12	9
Medical office:
Square feet	21,516	3,028	2,033	2,618	4,415	1,790	1,061	1,980	800	1,112	1,502	1,177
Base rent(2)	$517,199	$81,293	$53,678	$73,264	$84,957	$47,711	$26,372	$35,825	$19,684	$28,686	$34,346	$31,383
% of segment base rent	100	16	10	14	16	9	5	7	4	6	7	6
Total:
Base rent(2)	$1,042,309	$108,398	$102,734	$102,713	$135,009	$69,815	$93,326	$70,685	$77,405	$105,354	$96,260	$80,610
% of total base rent	100	10	10	10	13	7	9	7	7	10	9	8
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

ITEM 3.    Legal Proceedings
See the “Legal Proceedings” section of Note 12 to the Consolidated Financial Statements for information regarding legal proceedings, which information is incorporated by reference in this Item 3.
ITEM 4.    Mine Safety Disclosures
None.

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “PEAK.”
At January 28, 2022, we had 7,576 stockholders of record, and there were 222,222 beneficial holders of our common stock.
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

	Year Ended December 31,
	2021	2020	2019
Ordinary dividends(1)	$0.1523	$0.7139	$0.7633
Capital gains(2)	0.3800	0.5298	0.2714
Nondividend distributions	0.6677	0.2363	0.4453
	$1.2000	$1.4800	$1.4800
______________________________________
(1)For the year ended December 31, 2021, the amount includes $0.1370 of ordinary dividends that qualified as business income for purposes of Code Section 199A and $0.0153 of qualified dividend income for purposes of Code Section 1(h)(11). For the years ended December 31, 2020 and 2019, all $0.7139 and $0.7633, respectively, of ordinary dividends qualified as business income for purposes of Code Section 199A.
(2)Pursuant to Treasury Regulation §1.1061-6(c), we are disclosing additional information related to the capital gain dividends for purposes of Section 1061 of the Code. Code Section 1061 is generally applicable to direct and indirect holders of “applicable partnership interests.” The “One Year Amounts” and “Three Year Amounts” required to be disclosed are both zero with respect to the 2021 distributions, since all capital gains relate to Code Section 1231 gains.
On January 27, 2022, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.30 per share. The common stock dividend will be paid on February 22, 2022 to stockholders of record as of the close of business on February 11, 2022.
Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our common stock made by or on our behalf during the quarter ended December 31, 2021.

Period Covered	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1-31, 2021	5,041	$33.89	—	—
November 1-30, 2021	3,372	34.29	—	—
December 1-31, 2021	29	32.86	—	—
Total	8,442	$34.05	—	—
_______________________________________
(1)Represents restricted shares withheld under our equity incentive plans to offset tax withholding obligations that occur upon vesting of restricted shares. The value of the shares withheld is based on the closing price of our common stock on the last trading day prior to the date the relevant transaction occurred.

Performance Graph

The graph and table below compare the cumulative total return of Healthpeak, the S&P 500 Index, and the Equity REIT Index of Nareit, from January 1, 2017 to December 31, 2021. Total cumulative return is based on a $100 investment in Healthpeak common stock and in each of the indices at the close of trading on December 30, 2016 and assumes quarterly reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG S&P 500, EQUITY REITS AND HEALTHPEAK PROPERTIES, INC.
RATE OF RETURN TREND COMPARISON
JANUARY 1, 2017–DECEMBER 31, 2021
(JANUARY 1, 2017 = $100)
Performance Graph Total Stockholder Return

$250
$200
$150
$100
$50
$0
01/01/17
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
FTSE Nareit Equity REIT Index
S&P 500
Healthpeak Properties, Inc.

	December 31,
	2017	2018	2019	2020	2021
FTSE Nareit Equity REIT Index	$108.67	$104.28	$134.17	$127.30	$179.87
S&P 500	121.82	116.47	153.13	181.29	233.28
Healthpeak Properties, Inc.	92.25	104.88	135.41	125.02	154.71

ITEM 6.    [Reserved]
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information set forth in this Item 7 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. This section generally discusses the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 10, 2021.
We will discuss and provide our analysis in the following order:
•Covid Update
•Overview of Transactions
•Dividends
•Results of Operations
•Liquidity and Capital Resources
•Non-GAAP Financial Measure Reconciliations
•Critical Accounting Estimates
•Recent Accounting Pronouncements
Covid Update
Our tenants, operators, and borrowers have experienced significant cost increases as a result of increased health and safety measures, staffing shortages, increased governmental regulation and compliance, vaccine mandates, and other operational changes necessitated either directly or indirectly by the Covid pandemic. We anticipate that many of these expenses will remain at these higher levels even after the pandemic passes, and may reduce margins in the business.
The impact of Covid on the ability of our tenants to pay rent in the future is currently unknown. We have monitored, and will continue to monitor, the credit quality of each of our tenants and write off straight-line rent and accounts receivable, as necessary. In the event we conclude that substantially all of a tenant’s straight-line rent or accounts receivable is not probable of collection in the future, such amounts will be written off, which could have a material impact on our future results of operations.
Senior housing facilities have been disproportionately impacted by Covid and Covid-related fatalities compared to our life science and medical office segments. Within our CCRC properties and the properties in our SWF SH JV, average occupancy declined from 85.6% and 88.7%, respectively, for the year ended December 31, 2019, to 79.1% and 72.7%, respectively, for the year ended December 31, 2021. Although the wide availability of the vaccine has reduced the negative impacts of the pandemic in our CCRC communities and the senior housing facilities owned by our SWF SH JV, we do not yet know the full, long-term economic impact of the Covid pandemic and whether or when occupancy and revenue will return to pre-pandemic levels. The increase in Covid cases caused by recent variants has evidenced the fact that the course of the pandemic is highly uncertain and that unexpected surges or other factors could materially impact recovery from the pandemic, adversely disrupt operations, and/or cause significant reputational harm to us, our tenants, our operators, or our borrowers. Labor costs in particular have increased as a result of higher staffing hours, increased hourly wages and bonuses, greater overtime, and increased usage of contract labor. In addition, the pandemic has resulted in some potentially long-term changes in traditional economic patterns and arrangements, including that (i) seniors may not seek out senior housing at the same level that they did pre-pandemic; (ii) recent legislation that favors delivery of services at home rather than in an institutional setting could negatively impact the segment; (iii) qualified employees may view employment at senior housing facilities less attractively than they did pre-pandemic; (iv) the number of people who have not returned to the workforce could create long-term staffing shortages; (v) changing expectations around the protection required for residents in senior housing facilities may increase costs; (vi) senior housing operators are undertaking numerous adaptations in response to these changes, the success of which adaptations is uncertain; and (vii) the inflationary environment could permanently alter behavior in unpredictable ways.
All development, redevelopment, and tenant improvement projects that were previously delayed have been allowed to restart with infection control protocols in place, although future local, state, or federal orders could cause work to be suspended, and individual projects may be affected by outbreaks.

We believe we remain well-positioned to navigate economic changes resulting from the pandemic, with approximately $2.2 billion of liquidity available, including $1.81 billion of borrowing capacity under our bank line of credit facility, $313 million of net proceeds expected from the future settlement of shares issued through our ATM forward contracts (as defined below), and approximately $117 million of cash and cash equivalents as of February 7, 2022.
We have taken, and will continue to take, proactive measures to provide for the well-being of our employees. We have implemented systems and processes that have allowed us to work effectively and efficiently in the remote environment. The steps taken to protect our employees and afford them a safe working environment continue to evolve along with authoritative guidance on best practices.
See “Item 1A, Risk Factors” in this report for additional discussion of the risks posed by the Covid pandemic and uncertainties we and our tenants, operators, and borrowers may face as a result.
Overview of Transactions
Real Estate Investment Acquisitions
Westview Medical Plaza
In February 2021, we acquired one MOB in Nashville, Tennessee for $13 million.
Pinnacle at Ridgegate
In April 2021, we acquired one MOB in Denver, Colorado for $38 million.
MOB Portfolio
In April 2021, we acquired 14 MOBs for $371 million (the “MOB Portfolio”) and originated $142 million of secured mortgage debt.
Westside Medical Plaza
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
725 Concord
In October 2021, we acquired one MOB and an adjacent land parcel in Cambridge, Massachusetts for $80 million.

25 Spinelli
In October 2021, we closed a life science acquisition in Cambridge, Massachusetts for $34 million.
68 Moulton
In October 2021, we closed a life science acquisition in Cambridge, Massachusetts for $18 million.
125 Fawcett and 110 Fawcett
In December 2021, we closed two life science acquisitions in Cambridge, Massachusetts for $45 million.
South San Francisco Land Site
During the year ended December 31, 2021, we acquired approximately 12 acres of land for $128 million. The acquisition site is located in South San Francisco, California, adjacent to two sites currently held by us as land for future development.
67 Smith Place
In January 2022, we closed a life science acquisition in Cambridge, Massachusetts for $72 million.
Vista Sorrento Phase II
In January 2022, we closed a life science acquisition in San Diego, California for $24 million.
Senior Housing Portfolio Sales
•In January 2021, we sold a portfolio of 32 SHOP assets (the “Sunrise Senior Housing Portfolio”) for $664 million and provided the buyer with: (i) financing of $410 million and (ii) a commitment to finance up to $92 million of additional debt for capital expenditures. In June 2021, we received principal repayments of $246 million on the January 2021 financing. As a result of this repayment, the commitment to finance additional debt for capital expenditures was reduced to $56 million, $0.4 million of which had been funded as of December 31, 2021. As of December 31, 2021, this secured loan had an outstanding principal balance of $165 million.
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
•In June 2021, upon completion of the license transfer process, we sold two Sunrise senior housing triple-net assets for $80 million.
•In addition to the transactions above, we sold 15 SHOP assets for $169 million and 7 senior housing triple-net assets for $24 million during the year ended December 31, 2021.
•Upon the completion of the foregoing transactions, in September 2021 we successfully completed the disposition of our remaining senior housing triple-net and SHOP properties.
Other Real Estate Transactions
•In April 2021, the SHOP property in the Otay Ranch JV was sold, resulting in our share of proceeds of $32 million.
•In May 2021, the CCRC JV sold the remaining two CCRCs for $38 million, $19 million of which represents our 49% interest.
•In December 2021, we acquired a 38% interest in a life science development joint venture in Needham, Massachusetts for $13 million.

•In addition to the transactions above, during the year ended December 31, 2021, we sold: (i) 10 MOBs and a portion of 1 MOB land parcel for $68 million and (ii) 1 hospital for $226 million (through the exercise of a purchase option by a tenant).
•In January 2022, we sold one life science facility for $14 million.
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
•In November 2021, we completed a green bond offering, issuing $500 million aggregate principal amount of 2.125% senior unsecured notes due 2028.
•In 2021, we increased the maximum aggregate face or principal amount that can be outstanding at any one time under our commercial paper program from $1.0 billion to $1.5 billion.
•During the year ended December 31, 2021, we utilized the forward provisions under the ATM Program (as defined below) to allow for the sale of an aggregate of 9.1 million shares of our common stock at an initial weighted average net price of $35.25 per share, after commissions.
Development Activities
•At December 31, 2021, we had three on-campus MOB developments in process with an aggregate total estimated cost of $69 million.
•At December 31, 2021, we had eight life science development projects in process with an aggregate total estimated cost of $1.5 billion.
•During the year ended December 31, 2021, the following projects were placed in service: (i) one life science development project with a total project cost of $151 million at completion, (ii) one life science redevelopment project with a total project cost of $19 million at completion, (iii) two redevelopment assets in our unconsolidated SWF SH JV with our aggregate share of total project costs of $23 million at completion, (iv) one medical office development with a total project cost of $49 million at completion, (v) one medical office development with a total project cost of $5 million at completion, (vi) one medical office redevelopment with a total project cost of $10 million at completion, and (vii) a portion of one life science development with a total project cost of $75 million at completion.
Dividends
Quarterly cash dividends paid during 2021 aggregated to $1.20 per share. On January 27, 2022, our Board of Directors declared a quarterly cash dividend of $0.30 per common share. The dividend will be paid on February 22, 2022 to stockholders of record as of the close of business on February 11, 2022.

Results of Operations
We evaluate our business and allocate resources among our reportable business segments: (i) life science, (ii) medical office, and (iii) CCRC. Under the life science and medical office segments, we invest through the acquisition and development of life science facilities, MOBs, and hospitals, which generally requires a greater level of property management. Our CCRCs are operated through RIDEA structures. We have other non-reportable segments that are comprised primarily of: (i) an interest in our unconsolidated SWF SH JV and (ii) debt investments. We evaluate performance based upon property adjusted net operating income (“Adjusted NOI” or “Cash NOI”) in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements.
Non-GAAP Financial Measures
Net Operating Income
NOI and Adjusted NOI are non-U.S. generally accepted accounting principles (“GAAP”) supplemental financial measures used to evaluate the operating performance of real estate. NOI is defined as real estate revenues (inclusive of rental and related revenues, resident fees and services, income from direct financing leases, and government grant income and exclusive of interest income), less property level operating expenses; NOI excludes all other financial statement amounts included in net income (loss) as presented in Note 16 to the Consolidated Financial Statements. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles, termination fees, actuarial reserves for insurance claims that have been incurred but not reported, and the impact of deferred community fee income and expense. NOI and Adjusted NOI include our share of income (loss) generated by unconsolidated joint ventures and exclude noncontrolling interests’ share of income (loss) generated by consolidated joint ventures. Adjusted NOI is oftentimes referred to as “Cash NOI.” Management believes NOI and Adjusted NOI are important supplemental measures because they provide relevant and useful information by reflecting only income and operating expense items that are incurred at the property level and present them on an unlevered basis. We use NOI and Adjusted NOI to make decisions about resource allocations, to assess and compare property level performance, and to evaluate our Same-Store (“SS”) performance, as described below. We believe that net income (loss) is the most directly comparable GAAP measure to NOI and Adjusted NOI. NOI and Adjusted NOI should not be viewed as alternative measures of operating performance to net income (loss) as defined by GAAP since they do not reflect various excluded items. Further, our definitions of NOI and Adjusted NOI may not be comparable to the definitions used by other REITs or real estate companies, as they may use different methodologies for calculating NOI and Adjusted NOI. For a reconciliation of NOI and Adjusted NOI to net income (loss) by segment, refer to Note 16 to the Consolidated Financial Statements.
Operating expenses generally relate to leased medical office and life science properties, as well as CCRC facilities. We generally recover all or a portion of our leased medical office and life science property expenses through tenant recoveries. We present expenses as operating or general and administrative based on the underlying nature of the expense.
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
Adjusted FFO (“AFFO”). AFFO is defined as FFO as Adjusted after excluding the impact of the following: (i) amortization of stock-based compensation, (ii) amortization of deferred financing costs, net, (iii) straight-line rents, (iv) deferred income taxes, and (v) other AFFO adjustments, which include: (a) amortization of acquired market lease intangibles, net, (b) non-cash interest related to DFLs and lease incentive amortization (reduction of straight-line rents), (c) actuarial reserves for insurance claims that have been incurred but not reported, and (d) amortization of deferred revenues, excluding amounts amortized into rental income that are associated with tenant funded improvements owned/recognized by us and up-front cash payments made by tenants to reduce their contractual rents. Also, AFFO is computed after deducting recurring capital expenditures, including second generation leasing costs and second generation tenant and capital improvements, and includes adjustments to compute our share of AFFO from our unconsolidated joint ventures. More specifically, recurring capital expenditures, including second generation leasing costs and second generation tenant and capital improvements ("AFFO capital expenditures") excludes our share from unconsolidated joint ventures (reported in “other AFFO adjustments”). Adjustments for joint ventures are calculated to reflect our pro-rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of AFFO for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated joint ventures in which we do not own 100% of the equity by adjusting our AFFO to remove the third party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods (reported in “other AFFO adjustments”). See FFO for further disclosure regarding our use of pro-rata share information and its limitations. Other REITs or real estate companies may use different methodologies for calculating AFFO, and accordingly, our AFFO may not be comparable to those reported by other REITs. Although our AFFO computation may not be comparable to that of other REITs, management believes AFFO provides a meaningful supplemental measure of our performance and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. We believe AFFO is an alternative run-rate earnings measure that improves the understanding of our operating results among investors and makes comparisons with: (i) expected results, (ii) results of previous periods, and (iii) results among REITs more meaningful. AFFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as it excludes the following items which generally flow through our cash flows from operating activities: (i) adjustments for changes in working capital or the actual timing of the payment of income or expense items that are accrued in the period, (ii) transaction-related costs, (iii) litigation settlement expenses, and (iv) restructuring and severance-related charges. Furthermore, AFFO is adjusted for recurring capital expenditures, which are generally not considered when determining cash flows from operations or liquidity. AFFO is a non-GAAP supplemental financial measure and should not be considered as an alternative to net income (loss) determined in accordance with GAAP. For a reconciliation of net income (loss) to AFFO and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020
Overview(1)

2021 and 2020
The following table summarizes results for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Net income (loss) applicable to common shares	$502,271	$411,147	$91,124
Nareit FFO	604,726	693,367	(88,641)
FFO as Adjusted	870,645	874,188	(3,543)
AFFO	727,870	772,705	(44,835)
_______________________________________
(1)For the reconciliation of non-GAAP financial measures, see “Non-GAAP Financial Measure Reconciliations” below.
Net income (loss) applicable to common shares increased primarily as a result of the following:
•an increase in NOI generated from our life science and medical office segments, which related to: (i) 2020 and 2021 acquisitions of real estate, (ii) development and redevelopment projects placed in service during 2020 and 2021, and (iii) new leasing and renewal activity during 2020 and 2021 (including the impact to straight-line rents);
•an increase in income from discontinued operations, primarily due to: (i) decreased impairments of depreciable real estate as a result of fewer assets being impaired under the held for sale model and (ii) decreased depreciation and amortization expense, partially offset by: (i) decreased NOI from dispositions of real estate during 2020 and 2021, (ii) decreased gain on sales of real estate from senior housing dispositions in 2021, and (iii) a goodwill impairment charge related to our senior housing triple-net and SHOP asset sales in 2021;
•an increase in gains on sale of depreciable real estate related to MOB asset sales during 2021;
•a reduction in operating expenses related to our CCRCs primarily as a result of the management termination fee paid to Brookdale in connection with transitioning management of 13 CCRCs to Life Care Services LLC (“LCS”) during the first quarter of 2020;
•an increase in our share of net income from our unconsolidated SWF SH JV;
•a reduction in interest expense, primarily as a result of senior unsecured notes repurchases and redemptions in 2021;
•an increase in interest income, primarily as a result of: (i) seller financing issued in 2020 and 2021 and (ii) the accelerated recognition of a mark-to-market discount resulting from prepayments on loans receivable, partially offset by principal repayments on loans receivable;
•a reduction in impairment charges related to: (i) real estate held for sale and (ii) loan loss reserves, primarily as a result of principal repayments on loans receivable in 2021, loans receivable sales in 2021, and a more positive economic outlook; and
•a reduction in transaction costs, primarily as a result of costs associated with the transition of 13 CCRCs from Brookdale to LCS in the first quarter of 2020.
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

•an increase in depreciation, primarily as a result of: (i) 2020 and 2021 acquisitions of real estate, (ii) accelerated depreciation related to the change in estimated useful lives on certain of our densification projects in 2021, (iii) development and redevelopment projects placed into service during 2020 and 2021, and (iv) the above-mentioned acquisition of the outstanding equity interest and consolidation of 13 CCRCs from Brookdale during the first quarter of 2020;
•a reduction in NOI related to MOB assets sold during 2020 and 2021; and
•a decrease in income tax benefit, primarily as a result of the tax benefits recognized in the first quarter of 2020 related to the above-mentioned acquisition of the outstanding equity interest in 13 CCRCs from Brookdale and the management termination fee expense paid to Brookdale in connection with transitioning management to LCS, partially offset by the income tax expense recognized during the third quarter of 2020 from the establishment of a deferred tax asset valuation allowance related to deferred tax assets that were no longer expected to be realized as a result of our plan to dispose of our SHOP portfolio.
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
•a goodwill impairment charge related to senior housing triple-net and SHOP asset sales;
•loan loss reserves; and
•the accelerated recognition of a mark-to-market discount resulting from prepayments on loans receivable.
AFFO decreased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents, which is excluded from AFFO. The decrease was further impacted by higher AFFO capital expenditures.
Segment Analysis
The following tables provide selected operating information for our Same-Store and total property portfolio for each of our reportable segments. For the year ended December 31, 2021, our Same-Store consists of 347 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2020 and that remained in operations under a consistent reporting structure through December 31, 2021. Our total property portfolio consisted of 484 and 457 properties at December 31, 2021 and 2020, respectively.
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

Life Science

2021 and 2020
The following table summarizes results at and for the years ended December 31, 2021 and 2020 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio
	2021	2020	Change	2021	2020	Change
Rental and related revenues	$474,011	$441,994	$32,017	$715,844	$569,296	$146,548
Healthpeak’s share of unconsolidated joint venture total revenues	—	—	—	5,757	448	5,309
Noncontrolling interests' share of consolidated joint venture total revenues	(217)	(211)	(6)	(292)	(239)	(53)
Operating expenses	(110,621)	(105,712)	(4,909)	(169,044)	(138,005)	(31,039)
Healthpeak's share of unconsolidated joint venture operating expenses	—	—	—	(1,836)	(137)	(1,699)
Noncontrolling interests' share of consolidated joint venture operating expenses	62	62	—	87	72	15
Adjustments to NOI(1)	(15,215)	(11,463)	(3,752)	(46,589)	(20,133)	(26,456)
Adjusted NOI	$348,020	$324,670	$23,350	503,927	411,302	92,625
Less: non-SS Adjusted NOI				(155,907)	(86,632)	(69,275)
SS Adjusted NOI				$348,020	$324,670	$23,350
Adjusted NOI % change			7.2%
Property count(2)	107	107		150	140
End of period occupancy	96.3%	97.1%		96.6%	96.3%
Average occupancy	97.1%	96.7%		96.9%	96.0%
Average occupied square feet	7,261	7,229		10,266	8,724
Average annual total revenues per occupied square foot(3)	$63	$60		$66	$63
Average annual base rent per occupied square foot(4)	$50	$47		$50	$50
_______________________________________
(1)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(2)From our 2020 presentation of Same-Store, we removed one life science facility that was classified as held for sale and one life science facility that was demolished to prepare for development.
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
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:
•an increase in NOI from (i) increased occupancy in developments and redevelopments placed into service in 2020 and 2021 and (ii) acquisitions in 2020 and 2021.

Medical Office

2021 and 2020
The following table summarizes results at and for the years ended December 31, 2021 and 2020 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	2021	2020	Change	2021	2020	Change
Rental and related revenues	$531,365	$515,853	$15,512	$662,540	$612,678	$49,862
Income from direct financing leases	8,702	8,575	127	8,702	9,720	(1,018)
Healthpeak’s share of unconsolidated joint venture total revenues	2,792	2,683	109	2,882	2,772	110
Noncontrolling interests' share of consolidated joint venture total revenues	(34,235)	(33,334)	(901)	(35,363)	(34,597)	(766)
Operating expenses	(174,032)	(169,399)	(4,633)	(223,383)	(204,008)	(19,375)
Healthpeak's share of unconsolidated joint venture operating expenses	(1,174)	(1,129)	(45)	(1,174)	(1,129)	(45)
Noncontrolling interests' share of consolidated joint venture operating expenses	9,856	9,987	(131)	10,071	10,282	(211)
Adjustments to NOI(2)	(6,412)	(6,618)	206	(11,118)	(5,544)	(5,574)
Adjusted NOI	$336,862	$326,618	$10,244	413,157	390,174	22,983
Less: non-SS Adjusted NOI				(76,295)	(63,556)	(12,739)
SS Adjusted NOI				$336,862	$326,618	$10,244
Adjusted NOI % change			3.1%
Property count(3)	238	238		300	281
End of period occupancy	92.1%	92.6%		90.3%	90.4%
Average occupancy	92.1%	92.5%		90.0%	91.3%
Average occupied square feet	17,883	17,951		21,075	20,448
Average annual total revenues per occupied square foot(4)	$31	$30		$31	$30
Average annual base rent per occupied square foot(5)	$26	$25		$27	$26
_______________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(3)From our 2020 presentation of Same-Store, we removed five MOBs that were sold, four MOBs that were classified as held for sale, and five MOBs that were placed into redevelopment.
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

Continuing Care Retirement Community

2021 and 2020
The following table summarizes results at and for the years ended December 31, 2021 and 2020 (dollars in thousands, except per unit data):

	SS			Total Portfolio
	2021	2020	Change	2021	2020	Change
Resident fees and services	$74,663	$75,288	$(625)	$471,325	$436,494	$34,831
Government grant income(1)	143	3,414	(3,271)	1,412	16,198	(14,786)
Healthpeak’s share of unconsolidated joint venture total revenues	—	—	—	6,903	35,392	(28,489)
Healthpeak's share of unconsolidated joint venture government grant income	—	—	—	200	920	(720)
Operating expenses	(54,712)	(54,281)	(431)	(380,865)	(440,528)	59,663
Healthpeak's share of unconsolidated joint venture operating expenses	—	—	—	(6,639)	(32,125)	25,486
Adjustments to NOI(2)	162	—	162	3,241	97,072	(93,831)
Adjusted NOI	$20,256	$24,421	$(4,165)	95,577	113,423	(17,846)
Less: non-SS Adjusted NOI				(75,321)	(89,002)	13,681
SS Adjusted NOI				$20,256	$24,421	$(4,165)
Adjusted NOI % change			(17.1)%
Property count	2	2		15	17
Average occupancy	76.0%	81.0%		79.1%	81.4%
Average occupied units(3)	800	852		6,002	6,181
Average annual rent per occupied unit	$93,507	$92,373		$79,954	$79,088
_______________________________________
(1)Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the Consolidated Statements of Operations.
(2)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(3)Represents average occupied units as reported by the operators for the twelve-month period.
Same-Store Adjusted NOI decreased primarily as a result of the following:
•lower occupancy due to Covid;
•decreased government grant income received under the CARES Act; and
•higher labor costs; partially offset by
•lower Covid-related expenses; and
•increased rates for resident fees.
Total Portfolio Adjusted NOI decreased primarily as a result of the aforementioned decreases to Same-Store, which are also applicable to our properties not yet included in Same-Store.

Other Income and Expense Items

The following table summarizes results of our other income and expense items for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Interest income	$37,773	$16,553	$21,220
Interest expense	157,980	218,336	(60,356)
Depreciation and amortization	684,286	553,949	130,337
General and administrative	98,303	93,237	5,066
Transaction costs	1,841	18,342	(16,501)
Impairments and loan loss reserves (recoveries), net	23,160	42,909	(19,749)
Gain (loss) on sales of real estate, net	190,590	90,350	100,240
Gain (loss) on debt extinguishments	(225,824)	(42,912)	(182,912)
Other income (expense), net	6,266	234,684	(228,418)
Income tax benefit (expense)	3,261	9,423	(6,162)
Equity income (loss) from unconsolidated joint ventures	6,100	(66,599)	72,699
Income (loss) from discontinued operations	388,202	267,746	120,456
Noncontrolling interests’ share in continuing operations	(17,851)	(14,394)	(3,457)
Noncontrolling interests’ share in discontinued operations	(2,539)	(296)	(2,243)
Interest income
Interest income increased for the year ended December 31, 2021 primarily as a result of: (i) seller financing issued in 2020 and 2021 and (ii) the accelerated recognition of a mark-to-market discount resulting from prepayments on loans receivable. The increase was partially offset by principal repayments on loans receivable.
Interest expense
Interest expense decreased for the year ended December 31, 2021 primarily as a result of senior unsecured notes repurchases and redemptions in the first and second quarters of 2021.
Depreciation and amortization expense
Depreciation and amortization expense increased for the year ended December 31, 2021 primarily as a result of: (i) acquisitions of real estate during 2020 and 2021, (ii) accelerated depreciation related to the change in estimated useful lives on certain of our densification projects in 2021, (iii) development and redevelopment projects placed into service during 2020 and 2021, and (iv) the acquisition of Brookdale’s interest in and consolidation of 13 CCRCs during the first quarter of 2020. The increase was partially offset by dispositions of real estate throughout 2020 and 2021.
General and administrative expense
General and administrative expenses increased for the year ended December 31, 2021 primarily as a result of higher compensation costs and increased restructuring and severance related charges.
Transaction costs
Transaction costs decreased for the year ended December 31, 2021 primarily as a result of costs associated with the transition of 13 CCRCs from Brookdale to LCS in January 2020.
Impairments and loan loss reserves (recoveries), net
The impairment charges recognized in each period vary depending on facts and circumstances related to each asset and are impacted by negotiations with potential buyers, current operations of the assets, and other factors.

Impairments and loan loss reserves (recoveries), net decreased for the year ended December 31, 2021 primarily as a result of: (i) fewer assets impaired under the held for sale impairment model and (ii) a decrease in loan loss reserves under the current expected credit losses model, partially offset by: (i) increased impairment charges related to assets that we intend to demolish for future development projects and (ii) impairment charges on loans sold. The reduction in loan loss reserves during the year ended December 31, 2021 is primarily due to: (i) principal repayments on loans receivable during 2021, (ii) loans receivable sales in 2021, and (iii) a more positive economic outlook. The reduction in loan loss reserves during the year ended December 31, 2021 is partially offset by the loan loss reserve recognized related to new seller financing issued in the first quarter of 2021.
Gain (loss) on sales of real estate, net
Gain on sales of real estate, net increased during the year ended December 31, 2021 primarily as a result of the sale of: (i) 10 MOBs and a portion of 1 MOB land parcel for $68 million and (ii) 1 hospital for $226 million during the year ended December 31, 2021 resulting in total gain on sale of $191 million, compared to the sale of: (i) 11 MOBs for $136 million, (ii) 2 MOB land parcels for $3 million, and (iii) 1 asset from other non-reportable segments for $1 million during the year ended December 31, 2020 resulting in total gain on sale of $90 million.
Gain (loss) on debt extinguishments
Refer to Note 11 to the Consolidated Financial Statements for information regarding senior unsecured note repurchases and redemptions and the associated loss on debt extinguishment recognized.
Other income (expense), net
Other income, net decreased for the year ended December 31, 2021 primarily as a result of: (i) a gain upon change of control related to the acquisition of the outstanding equity interest in 13 CCRCs from Brookdale during the first quarter of 2020, (ii) a gain on sale related to the sale of a hospital underlying a DFL during the first quarter of 2020, and (iii) a decline in government grant income received under the CARES Act.
Income tax benefit (expense)
Income tax benefit decreased for the year ended December 31, 2021 primarily as a result of the tax benefits recognized in the first quarter of 2020 related to the following: (i) the purchase of Brookdale’s interest in 13 of the 15 communities in the CCRC JV, including the management termination fee expense paid to Brookdale in connection with transitioning management of 13 CCRCs to LCS and (ii) the extension of the net operating loss carryback period provided by the CARES Act. The decrease in income tax benefit during the year ended December 31, 2021 was partially offset by the establishment of a deferred tax asset valuation allowance during the third quarter of 2020 related to deferred tax assets that were no longer expected to be realized as a result of our plan to dispose of our SHOP portfolio.
Equity income (loss) from unconsolidated joint ventures
Equity income from unconsolidated joint ventures increased for the year ended December 31, 2021 primarily as a result of a decrease in amortization expense due to fully amortized intangible assets related to our unconsolidated SWF SH JV. The increase in equity income from unconsolidated joint ventures for the year ended December 31, 2021 was partially offset by our share of a gain on sale of one asset in an unconsolidated joint venture during the first quarter of 2020.
Income (loss) from discontinued operations
Income from discontinued operations increased for the year ended December 31, 2021 primarily as a result of: (i) decreased impairments of depreciable real estate as a result of fewer assets being impaired under the held for sale impairment model and (ii) decreased depreciation and amortization expense due to assets being classified as held for sale throughout 2021. The increase in income from discontinued operations during the year ended December 31, 2021 was partially offset by: (i) decreased NOI from dispositions of real estate during 2020 and 2021, (ii) decreased gain on sales of real estate from senior housing dispositions in 2021, and (iii) a goodwill impairment charge related to our senior housing triple-net and SHOP asset sales in 2021.
Noncontrolling interests’ share in continuing operations
Noncontrolling interests’ share in continuing operations increased for the year ended December 31, 2021 primarily as a result of our partner’s share of a gain on sale of one asset in a consolidated joint venture during 2021.
Noncontrolling interests’ share in discontinued operations
Noncontrolling interests’ share in discontinued operations increased for the year ended December 31, 2021 primarily as a result of our partner’s share of gains on sale of senior housing assets in DownREIT (as defined below) partnerships during 2021.

Liquidity and Capital Resources
We anticipate that our cash flow from operations, available cash balances, and cash from our various financing activities will be adequate for the next 12 months and for the foreseeable future for purposes of: (i) funding recurring operating expenses; (ii) meeting debt service requirements; and (iii) satisfying funding of distributions to our stockholders and non-controlling interest members. Distributions are made using a combination of cash flows from operations, funds available under our bank line of credit and commercial paper program, proceeds from the sale of properties, and other sources of cash available to us.
In addition to funding the activities above, our principal liquidity needs for the next 12 months are to:
•fund capital expenditures, including tenant improvements and leasing costs, and
•fund future acquisition, transactional and development and redevelopment activities.
Our longer term investing liquidity needs include the items listed above as well as meeting debt service requirements.
We anticipate satisfying these future needs using one or more of the following:
•cash flow from operations;
•sale of, or exchange of ownership interests in, properties or other investments;
•borrowings under our bank line of credit and commercial paper program;
•issuance of additional debt, including unsecured notes, term loans, and mortgage debt; and/or
•issuance of common or preferred stock or its equivalent.
Our ability to access the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our bank line of credit accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our credit ratings for our senior unsecured long-term debt. Our bank line of credit includes customary LIBOR replacement language, including, but not limited to, the use of rates based on the secured overnight financing rate administered by the Federal Reserve Bank of New York. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. As of February 7, 2022, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global and Fitch, and short-term credit ratings of P-2, A-2, and F2 from Moody’s, S&P Global, and Fitch, respectively.
A downgrade in credit ratings by Moody’s, S&P Global, and Fitch may have a negative impact on the interest rates and facility fees for our bank line of credit and may negatively impact the pricing of notes issued under our commercial paper program and senior unsecured notes. While a downgrade in our credit ratings would adversely impact our cost of borrowing, we believe we would continue to have access to the unsecured debt markets, and we could also seek to enter into one or more secured debt financings, issue additional securities, including under our ATM Program (as defined below), or dispose of certain assets to fund future operating costs, capital expenditures, or acquisitions, although no assurances can be made in this regard. Refer to “Covid Update” above for a more comprehensive discussion of the potential impact of Covid on our business.
Material Cash Requirements

Our material cash requirements include the following contractual and other obligations.
Debt. As of December 31, 2021, we had total debt of $6.2 billion, including borrowings under our bank line of credit and commercial paper program, senior unsecured notes, and mortgage debt. Future interest payments associated with such debt total $1.4 billion, $162 million of which are payable within twelve months. Of our total debt, the total amount payable within twelve months is comprised of $5 million of mortgage debt. Commercial paper borrowings are backstopped by our bank line of credit. As such, we calculate the weighted average remaining term of our commercial paper borrowings using the maturity date of our bank line of credit. See Note 11 to the Consolidated Financial Statements for additional information.
Development and redevelopment commitments. Our development and redevelopment commitments represent construction and other commitments for developments and redevelopments in progress and includes certain allowances for tenant improvements that we have provided as a lessor. As of December 31, 2021, we had $387 million of development and redevelopment commitments, $279 million of which we expect to spend within the next twelve months.

Lease and other contractual commitments. Our lease and other contractual commitments represent our commitments, as lessor, under signed leases and contracts for operating properties and include allowances for tenant improvements and leasing commissions. These commitments exclude allowances for tenant improvements related to developments and redevelopments in progress for which we have executed an agreement with a general contractor to complete the tenant improvements, which are recognized as development and redevelopment commitments and are discussed further above. As of December 31, 2021, we had total lease and other contractual commitments of $83 million, $74 million of which we expect to spend within the next twelve months.
Construction loan commitments. We have certain loan commitments to fund senior housing redevelopment and capital expenditure projects. As of December 31, 2021, we had $58 million of construction loan commitments, which extend through 2024.
Ground and other operating lease commitments. Our ground and other operating lease commitments represent our commitments as lessee under signed operating leases. As of December 31, 2021, we had total ground and other operating lease commitments of $549 million, $16 million of which are payable within twelve months. See Note 7 to the Consolidated Financial Statements for additional information.
Redeemable noncontrolling interests. Certain of our noncontrolling interest holders have the ability to put their equity interests to us upon specified events or after the passage of a predetermined period of time. Each put option is subject to changes in redemption value in the event that the underlying property generates specified returns for us and meets certain promote thresholds pursuant to the respective agreements. As of December 31, 2021, we had $87 million of redeemable noncontrolling interests, none of which meet the conditions for redemption as of the balance sheet date. See Note 13 to the Consolidated Financial Statements for additional information.
Distribution and Dividend Requirements. Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we meet the dividend requirements of the Code, relative to maintaining our REIT status, while still allowing us to retain cash to fund capital improvements and other investment activities. Under the Code, REITs may be subject to certain federal income and excise taxes on undistributed taxable income. We paid quarterly cash dividends of $0.30 per common share in 2021. Our future common dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition.
Off-Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures as described in Note 9 to the Consolidated Financial Statements. Two of these joint ventures have mortgage debt of $87 million, of which our share is $40 million. Except in limited circumstances, our risk of loss is limited to our investment in the joint venture. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.
Inflation

A significant portion of our revenues are derived from leases that generally provide for fixed rental rates, subject to annual escalations. A period of high inflation could result in increases in the Consumer Price Index in excess of our fixed annual escalations. Certain of our leases provide that annual rent is modified based on changes in the Consumer Price Index or other thresholds.
Most of our MOB leases require the tenant to pay a share of property operating costs such as real estate taxes, insurance, and utilities. Substantially all of our life science leases require the tenant or operator to pay all of the property operating costs or reimburse us for all such costs.
Labor costs, interest, costs of construction materials, and other operating costs may increase during periods of inflation. Inflationary increases in expenses will generally be offset, in whole or in part, by the tenant expense reimbursements and contractual rent increases described above.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Year Ended December 31,
	2021	2020	Change
Net cash provided by (used in) operating activities	$795,248	$758,431	$36,817
Net cash provided by (used in) investing activities	531,032	(1,007,700)	1,538,732
Net cash provided by (used in) financing activities	(1,288,517)	246,450	(1,534,967)
Operating Cash Flows
Operating cash flow increased $37 million between the years ended December 31, 2021 and 2020 primarily as the result of: (i) 2020 and 2021 acquisitions, (ii) annual rent increases, (iii) new leasing and renewal activity, and (iv) developments and redevelopments placed in service during 2020 and 2021. The increase in operating cash flow is partially offset by a decrease in income related to assets sold during 2020 and 2021. Our cash flow from operations is dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors.
Investing Cash Flows
The following are significant investing activities for the year ended December 31, 2021:
•received net proceeds of $2.8 billion primarily from (i) sales of real estate assets and (ii) sales and repayments of loans receivable; and
•made investments of $2.2 billion primarily related to the acquisition, development, and redevelopment of real estate.
The following are significant investing activities for the year ended December 31, 2020:
•made investments of $2.5 billion primarily related to the (i) acquisition, development, and redevelopment of real estate and (ii) funding of loan investments; and
•received net proceeds of $1.5 billion primarily from (i) sales of real estate assets (including real estate assets under DFLs) and (ii) sales and repayments of loans receivable.
Financing Cash Flows
The following are significant financing activities for the year ended December 31, 2021:
•made net repayments of $1.6 billion related to our senior unsecured notes (including debt extinguishment costs) and mortgage debt;
•made net borrowings of $1.0 billion primarily under our bank line of credit and commercial paper;
•paid cash dividends on common stock of $650 million; and
•made purchases of and distributions to noncontrolling interests of $93 million.
The following are significant financing activities for the year ended December 31, 2020:
•issued common stock of $1.1 billion;
•paid cash dividends on common stock of $787 million; and
•made net borrowings of $16 million primarily under our bank line of credit, commercial paper, and senior unsecured notes (including debt extinguishment costs).

Discontinued Operations
Operating, investing, and financing cash flows in our Consolidated Statements of Cash Flows are reported inclusive of both cash flows from continuing operations and cash flows from discontinued operations. Certain significant cash flows from discontinued operations are disclosed in Note 18 to the Consolidated Financial Statements. The absence of future cash flows from discontinued operations is not expected to significantly impact our liquidity, as the proceeds from senior housing triple-net and SHOP dispositions were used to pay down debt and invest in additional real estate in our other business lines. Additionally, we have multiple other sources of liquidity that can be utilized in the future, as needed. Refer to the beginning of the Liquidity and Capital Resources section above for additional information regarding our liquidity.
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
In November 2021, we completed a green bond offering, issuing $500 million aggregate principal amount of 2.125% senior unsecured notes due 2028.
In 2021, we increased the maximum aggregate face or principal amount that can be outstanding at any one time under our commercial paper program from $1.0 billion to $1.5 billion.
See Note 11 to the Consolidated Financial Statements for additional information about our outstanding debt.
Approximately 79% and 94% of our consolidated debt, excluding debt classified as liabilities related to assets held for sale and discontinued operations, net, was fixed rate debt as of December 31, 2021 and 2020, respectively. At December 31, 2021, our fixed rate debt and variable rate debt had weighted average interest rates of 3.40% and 0.59%, respectively. At December 31, 2020, our fixed rate debt and variable rate debt had weighted average interest rates of 3.85% and 0.85%, respectively. We had zero and $36 million of variable rate debt swapped to fixed through interest rate swaps as of December 31, 2021 and 2020, respectively, which is reported in liabilities related to assets held for sale and discontinued operations, net. As of December 31, 2021 and 2020, we had $142 million and zero, respectively, of variable rate debt subject to interest rate cap agreements. For a more detailed discussion of our interest rate risk, see “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” below.
Equity

At December 31, 2021, we had 539 million shares of common stock outstanding, equity totaled $7.1 billion, and our equity securities had a market value of $19.7 billion.
At December 31, 2021, non-managing members held an aggregate of five million units in seven limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At December 31, 2021, the outstanding DownREIT units were convertible into approximately seven million shares of our common stock.

At-The-Market Program
In February 2020, we established a new at-the-market equity offering program (as amended from time to time, the “ATM Program”). In May 2021, we amended the ATM Program to increase the size of the program from $1.25 billion to $1.5 billion. In addition to the issuance and sale of shares of our common stock, we may also enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of our shares of common stock under our ATM Program.
During the year ended December 31, 2021, we utilized the forward provisions under the ATM Program to allow for the sale of an aggregate of 9.1 million shares of our common stock at an initial weighted average net price of $35.25 per share, after commissions. As of December 31, 2021, none of the shares were settled, and therefore, all 9.1 million shares remained outstanding under ATM forward contracts.
During the year ended December 31, 2021, we did not issue any shares of our common stock under the ATM Program.
At December 31, 2021, $1.18 billion of our common stock remained available for sale under the ATM Program. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any of the remaining shares under our ATM Program.
See Note 13 to the Consolidated Financial Statements for additional information about our ATM Program.
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

Non-GAAP Financial Measures Reconciliations
Funds From Operations

The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Nareit FFO, FFO as Adjusted and AFFO (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Net income (loss) applicable to common shares	$502,271	$411,147	$43,987
Real estate related depreciation and amortization(1)	684,286	697,143	659,989
Healthpeak's share of real estate related depreciation and amortization from unconsolidated joint ventures	17,085	105,090	60,303
Noncontrolling interests' share of real estate related depreciation and amortization	(19,367)	(19,906)	(20,054)
Other real estate-related depreciation and amortization	—	2,766	6,155
Loss (gain) on sales of depreciable real estate, net(1)	(605,311)	(550,494)	(22,900)
Healthpeak's share of loss (gain) on sales of depreciable real estate, net, from unconsolidated joint ventures	(6,737)	(9,248)	(2,118)
Noncontrolling interests' share of gain (loss) on sales of depreciable real estate, net	5,555	(3)	335
Loss (gain) upon change of control, net(2)	(1,042)	(159,973)	(166,707)
Taxes associated with real estate dispositions	2,666	(7,785)	—
Impairments (recoveries) of depreciable real estate, net	25,320	224,630	221,317
Nareit FFO applicable to common shares	604,726	693,367	780,307
Distributions on dilutive convertible units and other	6,162	6,662	6,592
Diluted Nareit FFO applicable to common shares	$610,888	$700,029	$786,899
Weighted average shares outstanding - diluted Nareit FFO	544,742	536,562	494,335
Impact of adjustments to Nareit FFO:
Transaction-related items(3)	$7,044	$128,619	$15,347
Other impairments (recoveries) and other losses (gains), net(4)	24,238	(22,046)	10,147
Restructuring and severance related charges	3,610	2,911	5,063
Loss (gain) on debt extinguishments	225,824	42,912	58,364
Litigation costs (recoveries)	—	232	(520)
Casualty-related charges (recoveries), net	5,203	469	(4,106)
Foreign currency remeasurement losses (gains)	—	153	(250)
Valuation allowance on deferred tax assets(5)	—	31,161	—
Tax rate legislation impact(6)	—	(3,590)	—
Total adjustments	$265,919	$180,821	$84,045

FFO as Adjusted applicable to common shares	$870,645	$874,188	$864,352
Distributions on dilutive convertible units and other	8,577	6,490	6,396
Diluted FFO as Adjusted applicable to common shares	$879,222	$880,678	$870,748
Weighted average shares outstanding - diluted FFO as Adjusted	546,567	536,562	494,335

FFO as Adjusted applicable to common shares	$870,645	$874,188	$864,352
Amortization of stock-based compensation	18,202	17,368	14,790
Amortization of deferred financing costs	9,216	10,157	10,863
Straight-line rents	(31,188)	(29,316)	(28,451)
AFFO capital expenditures	(111,480)	(93,579)	(108,844)
CCRC entrance fees(7)	—	—	18,856
Deferred income taxes	(8,015)	(15,647)	(18,972)
Other AFFO adjustments	(19,510)	9,534	(6,774)
AFFO applicable to common shares	727,870	772,705	745,820
Distributions on dilutive convertible units and other	6,164	6,662	6,591
Diluted AFFO applicable to common shares	$734,034	$779,367	$752,411
Weighted average shares outstanding - diluted AFFO	544,742	536,562	494,335

	Year Ended December 31,
	2021	2020	2019
Diluted earnings per common share	$0.93	$0.77	$0.09
Depreciation and amortization	1.25	1.47	1.43
Loss (gain) on sales of depreciable real estate, net	(1.11)	(1.05)	(0.04)
Loss (gain) upon change of control, net(2)	—	(0.30)	(0.34)
Taxes associated with real estate dispositions	—	(0.01)	—
Impairments (recoveries) of depreciable real estate, net	0.05	0.42	0.45
Diluted Nareit FFO per common share	$1.12	$1.30	$1.59
Transaction-related items(3)	0.01	0.24	0.03
Other impairments (recoveries) and other losses (gains), net(4)	0.04	(0.04)	0.02
Restructuring and severance related charges	0.01	0.01	0.01
Loss (gain) on debt extinguishments	0.42	0.08	0.12
Litigation costs (recoveries)	—	0.00	0.00
Casualty-related charges (recoveries), net	0.01	0.00	(0.01)
Valuation allowance on deferred tax assets(5)	—	0.06	—
Tax rate legislation impact(6)	—	(0.01)	—
Diluted FFO as Adjusted per common share	$1.61	$1.64	$1.76
________________________________
(1)This amount can be reconciled by combining the balances from the corresponding line of the Consolidated Statements of Operations and the detailed financial information for discontinued operations in Note 5 to the Consolidated Financial Statements.
(2)For the year ended December 31, 2020, includes a $170 million gain upon consolidation of 13 CCRCs in which we acquired Brookdale's interest and began consolidating during the first quarter of 2020. For the year ended December 31, 2019, includes a $161 million gain upon deconsolidation of 19 previously consolidated senior housing assets that were contributed into a new unconsolidated senior housing joint venture with a sovereign wealth fund. Gains and losses upon change of control are included in other income (expense), net in the Consolidated Statements of Operations.
(3)For the year ended December 31, 2020, includes the termination fee and transition fee expenses related to terminating the management agreements with Brookdale for 13 CCRCs and transitioning those communities to Life Care Services LLC, partially offset by the tax benefit recognized related to those expenses. The expenses related to terminating management agreements are included in operating expenses in the Consolidated Statements of Operations.
(4)For the year ended December 31, 2021, includes a $29 million goodwill impairment charge in connection with our senior housing triple-net and SHOP asset sales, which are reported in income (loss) from discontinued operations in the Consolidated Statements of Operations. The year ended December 31, 2021 also includes $6 million of accelerated recognition of a mark-to-market discount, less loan fees, resulting from prepayments on loans receivable, which is included in interest income in the Consolidated Statements of Operations. For the year ended December 31, 2020, includes a $42 million gain on sale of a hospital that was in a DFL, which is included in other income (expense), net in the Consolidated Statements of Operations. The remaining activity for the years ended December 31, 2021 and 2020 includes reserves for loan losses and land impairments recognized in impairments and loan loss reserves (recoveries), net in the Consolidated Statements of Operations. For the year ended December 31, 2019, represents the impairment of 13 senior housing triple-net facilities under DFLs recognized as a result of entering into sales agreements.
(5)In conjunction with establishing a plan during the year ended December 31, 2020 to dispose of all of our SHOP assets and classifying such assets as discontinued operations, we concluded it was more likely than not that we would no longer realize the future value of certain deferred tax assets generated by the net operating losses of our taxable REIT subsidiary entities. Accordingly, during the year ended December 31, 2020, we recognized an associated valuation allowance and corresponding income tax expense.
(6)For the year ended December 31, 2020, represents the tax benefit from the CARES Act, which extended the net operating loss carryback period to five years.
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
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of critical accounting estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Below is a discussion of accounting estimates that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. For a more detailed discussion of our significant accounting policies, see Note 2 to the Consolidated Financial Statements.

Real Estate

We make estimates as part of our process for allocating a purchase price to the various identifiable assets and liabilities of an acquisition based upon the relative fair value of each asset or liability. The most significant components of our allocations are typically buildings as-if-vacant, land, and lease intangibles. In the case of allocating fair value to buildings and intangibles, our fair value estimates will affect the amount of depreciation and amortization we record over the estimated useful life of each asset acquired. In the case of allocating fair value to in-place leases, we make our best estimates based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions, and costs to execute similar leases. Our assumptions affect the amount of future revenue and/or depreciation and amortization expense that we will recognize over the remaining useful life for the acquired in-place leases.
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
Determining the fair value of real estate assets, including assets classified as held for sale, involves significant judgment and generally utilizes market capitalization rates, comparable market transactions, estimated per unit or per square foot prices, negotiations with prospective buyers, and forecasted cash flows (lease revenue rates, expense rates, growth rates, etc.). Our ability to accurately predict future operating results and resulting cash flows, and estimate fair values, impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our consolidated financial statements.
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
Interest Rate Risk

At December 31, 2021, our exposure to interest rate risk was primarily on our variable rate debt. At December 31, 2021, $142 million of our variable-rate debt was subject to interest rate cap agreements. The interest rate caps are non-designated hedges and manage our exposure to variable cash flows on certain mortgage debt borrowings by limiting interest rates. At December 31, 2021, both the fair value and carrying value of the interest rate caps were $0.4 million.

Our remaining variable rate debt at December 31, 2021 was comprised of our bank line of credit, commercial paper program, and certain of our mortgage debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2021, a one percentage point increase or decrease in interest rates would change the fair value of our fixed rate debt by approximately $309 million and $335 million, respectively, and would not materially impact earnings or cash flows. Additionally, a one percentage point increase or decrease in interest rates would change the fair value of our fixed rate debt investments by approximately $2 million and would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point change in the interest rate related to our variable-rate debt and investments, and assuming no other changes in the outstanding balance at December 31, 2021, our annual interest expense would increase by approximately $13 million.
Market Risk

We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength, and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At December 31, 2021, both the fair value and carrying value of marketable debt securities was $21 million.

ITEM 8.    Financial Statements and Supplementary Data
Healthpeak Properties, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Healthpeak Properties, Inc.
Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of Healthpeak Properties, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related Consolidated Statements of Operations, Comprehensive Income (Loss), Equity and Redeemable Noncontrolling Interests, and Cash Flows, for each of the three years in the period ended December 31, 2021, and the related Notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impairments – Real Estate — Refer to Notes 2 and 6 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of impairment of real estate involves an assessment of the carrying value of real estate assets and related intangibles (“real estate assets”) when events or changes in circumstances indicate that the carrying value may not be recoverable.
Auditing the Company’s process to evaluate real estate assets for impairment was complex due to the subjectivity in determining whether impairment indicators were present. Additionally, for real estate assets where indicators of impairment were determined to be present, the determination of the future undiscounted cash flows involved significant judgment. In particular, the undiscounted cash flows were forecasted based on significant assumptions such as lease-up periods, lease rates, operating expenses, revenue and expense growth rates, etc., and included judgments around the intended hold period and terminal capitalization rates.
Given the Company’s evaluation of impairment indicators, future cash flows and forecasted sales price of a long lived asset requires management to make significant estimates and assumptions related to market capitalization rates, comparable market transactions, and/or forecasted cash flow streams, performing audit procedures required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to real estate asset impairment included the following, among others:
•We tested the effectiveness of controls over impairment of real estate assets, including those over impairment indicators and the determination of future undiscounted cash flows and forecasted sales price for real estate assets.
•We performed an independent search for impairment indicators through the evaluation of several factors including an analysis of industry and market data, a comparison of property implied capitalization rates to market capitalization rates, and trends in financial performance.
•For real estate assets where indicators of impairment were determined to be present, we subjected a sample of undiscounted cash flow models to testing by (1) evaluating the source information used by management, (2) testing the mathematical accuracy of the undiscounted cash flow models, (3) evaluating management’s intended hold period, and (4) performing an independent recoverability test based on market data.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 9, 2022
We have served as the Company's auditor since 2010.

Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Real estate:
Buildings and improvements	$12,025,271	$11,048,433
Development costs and construction in progress	877,423	613,182
Land	2,603,964	1,867,278
Accumulated depreciation and amortization	(2,839,229)	(2,409,135)
Net real estate	12,667,429	11,119,758
Net investment in direct financing leases	44,706	44,706
Loans receivable, net of reserves of $1,813 and $10,280	415,811	195,375
Investments in and advances to unconsolidated joint ventures	403,634	402,871
Accounts receivable, net of allowance of $1,870 and $3,994	48,691	42,269
Cash and cash equivalents	158,287	44,226
Restricted cash	53,454	67,206
Intangible assets, net	519,760	519,917
Assets held for sale and discontinued operations, net	37,190	2,626,306
Right-of-use asset, net	233,942	192,349
Other assets, net	674,615	665,106
Total assets	$15,257,519	$15,920,089
LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$1,165,975	$129,590
Term loan	—	249,182
Senior unsecured notes	4,651,933	5,697,586
Mortgage debt	352,081	221,621
Intangible liabilities, net	177,232	144,199
Liabilities related to assets held for sale and discontinued operations, net	15,056	415,737
Lease liability	204,547	179,895
Accounts payable, accrued liabilities, and other liabilities	755,384	760,617
Deferred revenue	789,207	774,316
Total liabilities	8,111,415	8,572,743

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests	87,344	57,396

Common stock, $1.00 par value: 750,000,000 shares authorized; 539,096,879 and 538,405,393 shares issued and outstanding	539,097	538,405
Additional paid-in capital	10,100,294	10,175,235
Cumulative dividends in excess of earnings	(4,120,774)	(3,976,232)
Accumulated other comprehensive income (loss)	(3,147)	(3,685)
Total stockholders’ equity	6,515,470	6,733,723
Joint venture partners	342,234	357,069
Non-managing member unitholders	201,056	199,158
Total noncontrolling interests	543,290	556,227
Total equity	7,058,760	7,289,950
Total liabilities and equity	$15,257,519	$15,920,089

See accompanying Notes to Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Rental and related revenues	$1,378,384	$1,182,108	$1,069,502
Resident fees and services	471,325	436,494	144,327
Income from direct financing leases	8,702	9,720	16,666
Interest income	37,773	16,553	9,844
Total revenues	1,896,184	1,644,875	1,240,339
Costs and expenses:
Interest expense	157,980	218,336	217,612
Depreciation and amortization	684,286	553,949	435,191
Operating	773,279	782,541	405,244
General and administrative	98,303	93,237	92,966
Transaction costs	1,841	18,342	1,963
Impairments and loan loss reserves (recoveries), net	23,160	42,909	17,708
Total costs and expenses	1,738,849	1,709,314	1,170,684
Other income (expense):
Gain (loss) on sales of real estate, net	190,590	90,350	(40)
Gain (loss) on debt extinguishments	(225,824)	(42,912)	(58,364)
Other income (expense), net	6,266	234,684	165,069
Total other income (expense), net	(28,968)	282,122	106,665
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	128,367	217,683	176,320
Income tax benefit (expense)	3,261	9,423	5,479
Equity income (loss) from unconsolidated joint ventures	6,100	(66,599)	(6,330)
Income (loss) from continuing operations	137,728	160,507	175,469
Income (loss) from discontinued operations	388,202	267,746	(115,408)
Net income (loss)	525,930	428,253	60,061
Noncontrolling interests’ share in continuing operations	(17,851)	(14,394)	(14,558)
Noncontrolling interests’ share in discontinued operations	(2,539)	(296)	27
Net income (loss) attributable to Healthpeak Properties, Inc.	505,540	413,563	45,530
Participating securities’ share in earnings	(3,269)	(2,416)	(1,543)
Net income (loss) applicable to common shares	$502,271	$411,147	$43,987

Basic earnings (loss) per common share:
Continuing operations	$0.22	$0.27	$0.33
Discontinued operations	0.71	0.50	(0.24)
Net income (loss) applicable to common shares	$0.93	$0.77	$0.09
Diluted earnings (loss) per common share:
Continuing operations	$0.22	$0.27	$0.33
Discontinued operations	0.71	0.50	(0.24)
Net income (loss) applicable to common shares	$0.93	$0.77	$0.09
Weighted average shares outstanding:
Basic	538,930	530,555	486,255
Diluted	539,241	531,056	489,335
See accompanying Notes to Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$525,930	$428,253	$60,061
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	332	(583)	758
Reclassification adjustment realized in net income (loss)	(251)	13	1,023
Change in Supplemental Executive Retirement Plan obligation and other	457	(258)	(590)
Foreign currency translation adjustment	—	—	660
Total other comprehensive income (loss)	538	(828)	1,851
Total comprehensive income (loss)	526,468	427,425	61,912
Total comprehensive (income) loss attributable to noncontrolling interests’ share in continuing operations	(17,851)	(14,394)	(14,558)
Total comprehensive (income) loss attributable to noncontrolling interests’ share in discontinued operations	(2,539)	(296)	27
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$506,078	$412,735	$47,381
See accompanying Notes to Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2018	477,496	$477,496	$8,398,847	$(2,927,196)	$(4,708)	$5,944,439	$568,152	$6,512,591	$—
Impact of adoption of ASU No. 2016-02(1)	—	—	—	590	—	590	—	590	—
January 1, 2019	477,496	$477,496	$8,398,847	$(2,926,606)	$(4,708)	$5,945,029	$568,152	$6,513,181	$—
Net income (loss)	—	—	—	45,530	—	45,530	14,531	60,061	—
Other comprehensive income (loss)	—	—	—	—	1,851	1,851	—	1,851	—
Issuance of common stock, net	27,523	27,523	763,525	—	—	791,048	—	791,048	—
Conversion of DownREIT units to common stock	213	213	4,932	—	—	5,145	(5,145)	—	—
Repurchase of common stock	(162)	(162)	(4,881)	—	—	(5,043)	—	(5,043)	—
Exercise of stock options	152	152	4,386	—	—	4,538	—	4,538	—
Amortization of stock-based compensation	—	—	18,162	—	—	18,162	—	18,162	—
Common dividends ($1.48 per share)	—	—	—	(720,123)	—	(720,123)	—	(720,123)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(28,301)	(28,301)	(22)
Issuances of noncontrolling interests	—	—	—	—	—	—	33,318	33,318	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	2,513
Purchase of noncontrolling interests	—	—	(1,079)	—	—	(1,079)	(139)	(1,218)	—
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(8,615)	—	—	(8,615)	—	(8,615)	8,615
December 31, 2019	505,222	$505,222	$9,175,277	$(3,601,199)	$(2,857)	$6,076,443	$582,416	$6,658,859	$11,106
Impact of adoption of ASU No. 2016-13(2)	—	—	—	(1,524)	—	(1,524)	—	(1,524)	—
January 1, 2020	505,222	$505,222	$9,175,277	$(3,602,723)	$(2,857)	$6,074,919	$582,416	$6,657,335	$11,106
Net income (loss)	—	—	—	413,563	—	413,563	14,690	428,253	—
Other comprehensive income (loss)	—	—	—	—	(828)	(828)	—	(828)	—
Issuance of common stock, net	33,307	33,307	1,033,764	—	—	1,067,071	—	1,067,071	—
Conversion of DownREIT units to common stock	120	120	3,957	—	—	4,077	(4,077)	—	—
Repurchase of common stock	(298)	(298)	(10,231)	—	—	(10,529)	—	(10,529)	—
Exercise of stock options	54	54	1,752	—	—	1,806	—	1,806	—
Amortization of stock-based compensation	—	—	20,534	—	—	20,534	—	20,534	—
Common dividends ($1.48 per share)	—	—	—	(787,072)	—	(787,072)	—	(787,072)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(36,994)	(36,994)	(160)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	443
Purchase of noncontrolling interests	—	—	(3,811)	—	—	(3,811)	192	(3,619)	—
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(46,007)	—	—	(46,007)	—	(46,007)	46,007
December 31, 2020	538,405	$538,405	$10,175,235	$(3,976,232)	$(3,685)	$6,733,723	$556,227	$7,289,950	$57,396

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (CONTINUED)
(In thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2020	538,405	$538,405	$10,175,235	$(3,976,232)	$(3,685)	$6,733,723	$556,227	$7,289,950	$57,396
Net income (loss)	—	—	—	505,540	—	505,540	20,346	525,886	44
Other comprehensive income (loss)	—	—	—	—	538	538	—	538	—
Issuance of common stock, net	1,005	1,005	740	—	—	1,745	—	1,745	—
Conversion of DownREIT units to common stock	8	8	193	—	—	201	(201)	—	—
Repurchase of common stock	(418)	(418)	(12,423)	—	—	(12,841)	—	(12,841)	—
Exercise of stock options	97	97	3,194	—	—	3,291	—	3,291	—
Amortization of stock-based compensation	—	—	22,851	—	—	22,851	—	22,851	—
Common dividends ($1.20 per share)	—	—	—	(650,082)	—	(650,082)	—	(650,082)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(33,017)	(33,017)	(162)
Purchase of noncontrolling interests	—	—	(5)	—	—	(5)	(65)	(70)	(60,065)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	640
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(89,491)	—	—	(89,491)	—	(89,491)	89,491
December 31, 2021	539,097	$539,097	$10,100,294	$(4,120,774)	$(3,147)	$6,515,470	$543,290	$7,058,760	$87,344
_______________________________________
(1)On January 1, 2019, the Company adopted a series of Accounting Standards Updates (“ASUs”) related to accounting for leases, and recognized the cumulative-effect of adoption to beginning retained earnings. Refer to Note 2 for a detailed impact of adoption.
(2)On January 1, 2020, the Company adopted a series of ASUs related to accounting for credit losses and recognized the cumulative-effect of adoption to beginning retained earnings. Refer to Note 2 for a detailed impact of adoption.
See accompanying Notes to Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$525,930	$428,253	$60,061
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate, in-place lease, and other intangibles	684,286	697,143	659,989
Amortization of stock-based compensation	18,202	17,368	18,162
Amortization of deferred financing costs	9,216	10,157	10,863
Straight-line rents	(31,188)	(24,532)	(22,479)
Amortization of nonrefundable entrance fees and above/below market lease intangibles	(94,362)	(81,914)	—
Equity loss (income) from unconsolidated joint ventures	(11,235)	67,787	8,625
Distributions of earnings from unconsolidated joint ventures	4,976	12,294	20,114
Loss (gain) on sale of real estate under direct financing leases	—	(41,670)	—
Deferred income tax expense (benefit)	(5,792)	(14,573)	(18,253)
Impairments and loan loss reserves (recoveries), net	55,896	244,253	225,937
Loss (gain) on debt extinguishments	225,824	42,912	58,364
Loss (gain) on sales of real estate, net	(605,311)	(550,494)	(22,900)
Loss (gain) upon change of control, net	(1,042)	(159,973)	(168,023)
Casualty-related loss (recoveries), net	1,632	469	(3,706)
Other non-cash items	(8,178)	2,175	(2,569)
Changes in:
Decrease (increase) in accounts receivable and other assets, net	18,626	15,281	(49,771)
Increase (decrease) in accounts payable, accrued liabilities, and deferred revenue	7,768	93,495	71,659
Net cash provided by (used in) operating activities	795,248	758,431	846,073
Cash flows from investing activities:
Acquisitions of real estate	(1,483,026)	(1,170,651)	(1,604,285)
Development, redevelopment, and other major improvements of real estate	(610,555)	(791,566)	(626,904)
Leasing costs, tenant improvements, and recurring capital expenditures	(111,480)	(94,121)	(108,844)
Proceeds from sales of real estate, net	2,399,120	1,304,375	230,455
Acquisition of CCRC Portfolio	—	(394,177)	—
Contributions to unconsolidated joint ventures	(25,260)	(39,118)	(14,956)
Distributions in excess of earnings from unconsolidated joint ventures	37,640	18,555	27,072
Proceeds from insurance recovery	—	1,802	9,359
Proceeds from the U.K. JV transaction, net	—	—	89,868
Proceeds from the Sovereign Wealth Fund Senior Housing JV transaction, net	—	—	354,774
Proceeds from sales/principal repayments on loans receivable and direct financing leases	342,420	202,763	274,150
Investments in loans receivable and other	(17,827)	(45,562)	(79,467)
Net cash provided by (used in) investing activities	531,032	(1,007,700)	(1,448,778)
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	16,821,450	4,742,600	7,607,788
Repayments under bank line of credit and commercial paper	(15,785,065)	(4,706,010)	(7,597,047)
Issuance and borrowings of debt, excluding bank line of credit and commercial paper	1,088,537	594,750	2,047,069
Repayments and repurchase of debt, excluding bank line of credit and commercial paper	(2,425,936)	(568,343)	(1,654,142)
Borrowings under term loan	—	—	250,000
Payments for debt extinguishment and deferred financing costs	(236,942)	(47,210)	(80,616)
Issuance of common stock and exercise of options	5,036	1,068,877	795,586
Repurchase of common stock	(12,841)	(10,529)	(5,043)
Dividends paid on common stock	(650,082)	(787,072)	(720,123)
Contributions from and issuance of noncontrolling interests	640	—	33,318
Distributions to and purchase of noncontrolling interests	(93,314)	(40,613)	(29,519)
Net cash provided by (used in) financing activities	(1,288,517)	246,450	647,271
Effect of foreign exchanges on cash, cash equivalents and restricted cash	—	(153)	245
Net increase (decrease) in cash, cash equivalents and restricted cash	37,763	(2,972)	44,811
Cash, cash equivalents and restricted cash, beginning of year	181,685	184,657	139,846
Cash, cash equivalents and restricted cash, end of year	$219,448	$181,685	$184,657
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
The Company’s corporate headquarters are located in Denver, Colorado, and it has additional offices in Irvine, California and Franklin, Tennessee.
Senior Housing Triple-Net and Senior Housing Operating Portfolio Dispositions
During 2020, the Company established and began executing a plan to dispose of its senior housing triple-net and Senior Housing Operating Property (“SHOP”) properties. As of December 31, 2020, the Company concluded that the planned dispositions represented a strategic shift that had and will have a major effect on the Company’s operations and financial results. Therefore, senior housing triple-net and SHOP assets meeting the held for sale criteria are classified as discontinued operations in all periods presented herein. In September 2021, the Company successfully completed the disposition of the remaining senior housing triple-net and SHOP properties. See Note 5 for further information.
Covid Update
The coronavirus (“Covid”) pandemic has caused significant disruption to individuals, governments, financial markets, and businesses, including the Company. The Company’s tenants, operators, and borrowers have experienced significant cost increases as a result of increased health and safety measures, staffing shortages, increased governmental regulation and compliance, vaccine mandates, and other operational changes necessitated either directly or indirectly by the Covid pandemic. The Company evaluated the impacts of Covid on its business thus far and incorporated information concerning the impact of Covid into its assessments of liquidity, impairments, and collectibility from tenants, residents, and borrowers as of December 31, 2021. The Company will continue to monitor such impacts and will adjust its estimates and assumptions based on the best available information.
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
Basis of Presentation
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
A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but is not limited to, which activities most significantly impact the entity’s economic performance and the ability to direct those activities, its form of ownership interest, its representation on the VIE’s governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions, its ability to manage its ownership interest relative to the other interest holders, and its ability to replace the VIE manager and/or liquidate the entity.
For its investments in joint ventures that are not considered to be VIEs, the Company evaluates the type of ownership rights held by the limited partner(s) that may preclude consolidation by the majority interest holder. The assessment of limited partners’ rights and their impact on the control of a joint venture should be made at inception of the joint venture and continually reassessed.
Revision to Additional Paid-In Capital and Redeemable Noncontrolling Interests
During the third quarter of 2021, the Company identified and corrected immaterial errors in the classification and redemption value of redeemable noncontrolling interests of consolidated joint ventures in its Life Sciences segment. On the Consolidated Balance Sheet as of December 31, 2020, the Company corrected the classification of its redeemable noncontrolling interests and increased the balance to its estimated redemption value, with a corresponding decrease to additional paid-in capital (“APIC”) in accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity.
The increase in the unrealized value of the redeemable noncontrolling interests was largely attributable to rapidly rising rents and compressing capitalization rates in the market in which the entities operate, and was identified and corrected by management. The Company determined the impact of the adjustments to be immaterial, individually and in the aggregate, based on consideration of quantitative and qualitative factors. As such, these adjustments are reflected in this Annual Report on Form 10-K.
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
In addition to the changes made to reflect the impact of the correction described above, the Company made changes (all amounts in thousands) to the Consolidated Statement of Equity and Redeemable Noncontrolling Interests to decrease APIC, total stockholders’ equity, and total equity as of December 31, 2019 by $8,615 with a corresponding increase to redeemable noncontrolling interests of $11,106 and a decrease to accounts payable, accrued liabilities, and other liabilities as of December 31, 2019 of $2,491 on the Consolidated Balance Sheet.

Revenue Recognition
Lease Classification
The Company classifies a lease as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee by the end of the lease term, (ii) lessee has a purchase option during or at the end of the lease term that it is reasonably certain to exercise, (iii) the lease term is for the major part of the remaining economic life of the underlying asset, (iv) the present value of future minimum lease payments is equal to substantially all of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term.
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
For operating leases with minimum scheduled rent increases, the Company recognizes income on a straight line basis over the lease term when collectibility of future minimum lease payments is probable. Recognizing rental income on a straight line basis results in a difference in the timing of revenue amounts from what is contractually due from tenants. If the Company determines that collectibility of future minimum lease payments is not probable, the straight-line rent receivable balance is written off and recognized as a decrease in revenue in that period and future revenue recognition is limited to amounts contractually owed and paid. If it is no longer probable that substantially all future minimum lease payments under operating leases will be received, the accounts receivable and straight-line rent receivable balance is written off and recognized as a decrease in revenue in that period.
The Company’s operating leases generally contain options to extend lease terms at prevailing market rates at the time of expiration. Certain operating leases contain early termination options that require advance notice and payment of a penalty, which in most cases is substantial enough to be deemed economically disadvantageous by a tenant to exercise.
Resident Fees and Services
Resident fee revenue is recorded when services are rendered and includes resident room and care charges, community fees and other resident charges. Residency agreements for SHOP and CCRC facilities are generally for a term of 30 days to one year, with resident fees billed monthly, in advance. Revenue for certain care related services is recognized as services are provided and is billed monthly in arrears.

Certain of the Company's CCRCs are operated as entrance fee communities, which typically require a resident to pay an upfront entrance fee that includes both a refundable portion and non-refundable portion. When the Company receives a nonrefundable entrance fee, it is recorded in deferred revenue in the Consolidated Balance Sheets and amortized into revenue over the estimated stay of the resident. The Company utilizes third-party actuarial experts in its determination of the estimated stay of residents. At December 31, 2021 and 2020, unamortized nonrefundable entrance fee liabilities were $496 million and $484 million, respectively.
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
Government Grant Income
On March 27, 2020, the federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide financial aid to individuals, businesses, and state and local governments. During the years ended December 31, 2021 and 2020, the Company received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the Covid pandemic. Grant income is recognized when there is reasonable assurance that the grant will be received and the Company will comply with all conditions attached to the grant. Additionally, grants are recognized over the periods in which the Company recognizes the increased expenses and lost revenue the grants are intended to defray. As of December 31, 2021, the amount of qualifying expenditures and lost revenue exceeded grant income recognized and the Company believes it has complied and will continue to comply with all grant conditions. In the event of non-compliance, all such amounts received are subject to recapture.
The following table summarizes information related to government grant income received and recognized by the Company (in thousands):

	Year Ended December 31,
	2021	2020	2019
Government grant income recorded in other income (expense), net	$1,412	$16,198	$—
Government grant income recorded in equity income (loss) from unconsolidated joint ventures	1,749	1,279	—
Government grant income recorded in income (loss) from discontinued operations	3,669	15,436	—
Total government grants received	$6,830	$32,913	$—
From January 1, 2022 through February 7, 2022, the Company received $7 million in government grants under the CARES Act, including $0.6 million for its share of funds received by certain unconsolidated joint ventures, which will be recognized during the first quarter of 2022.

Credit Losses
The Company evaluates the liquidity and creditworthiness of its occupants, operators, and borrowers on a monthly and quarterly basis. The Company’s evaluation considers payment history and current credit status, industry and economic conditions, individual and portfolio property performance, credit enhancements, liquidity, and other factors. The Company’s occupants, operators, and borrowers furnish property, portfolio, and guarantor/operator-level financial statements, among other information, on a monthly or quarterly basis; the Company utilizes this financial information to calculate the lease or debt service coverages that it uses as a primary credit quality indicator. Lease and debt service coverage information is evaluated together with other property, portfolio, and operator performance information, including revenue, expense, net operating income, occupancy, rental rate, reimbursement trends, capital expenditures, and EBITDA (defined as earnings before interest, tax, and depreciation and amortization), along with other liquidity measures. The Company evaluates, on a monthly basis or immediately upon a significant change in circumstance, its occupants’, operators’, and borrowers’ ability to service their obligations with the Company.
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
Subsequent to adopting ASU 2016-13 on January 1, 2020, the Company began using a loss model that relies on future expected credit losses, rather than incurred losses, as was required under historical U.S. GAAP. Under the new model, the Company is required to recognize future credit losses expected to be incurred over the life of a finance receivable at inception of that instrument. The model emphasizes historical experience and future market expectations to determine a loss to be recognized at inception. However, the model continues to be applied on an individual basis and to rely on counter-party specific information to ensure the most accurate estimate is recognized. The Company also performs a quarterly review process (or upon the occurrence of a significant event) to evaluate its borrowers’ creditworthiness and liquidity to determine the amount of credit losses to recognize during the period. If a finance receivable is deemed partially or wholly uncollectible, the uncollectible balance is deducted from the allowance in the period in which such determination is made. Credit loss expenses and recoveries are recorded in impairments and loan loss reserves (recoveries), net.

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
The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance, and other costs directly related and essential to the development or construction of a real estate asset. The Company capitalizes construction and development costs while substantive activities are ongoing to prepare an asset for its intended use. During the holding or development period, certain real estate assets generate incidental income that is not associated with the future profit or return from the intended use of the property. Such income is recognized as a reduction of the associated project costs. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of Company-owned tenant improvements, but no later than one year from cessation of significant construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as incurred. For redevelopment of existing operating properties, the Company capitalizes the cost for the construction and improvement incurred in connection with the redevelopment.
Costs previously capitalized related to abandoned developments/redevelopments are charged to earnings. Expenditures for repairs and maintenance are expensed as incurred. The Company considers costs incurred in conjunction with re-leasing properties, including tenant improvements and lease commissions, to represent the acquisition of productive assets and such costs are reflected as investing activities in the Company’s Consolidated Statements of Cash Flows.
Initial direct costs incurred in connection with successful property leasing are capitalized as deferred leasing costs and classified as investing activities in the Consolidated Statements of Cash Flows. Initial direct costs include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. Initial direct costs consist of leasing commissions paid to external third party brokers and lease incentives. Initial direct costs are included in other assets, net in the Consolidated Balance Sheets and amortized in depreciation and amortization in the Consolidated Statements of Operations using the straight-line method of accounting over the lease term.
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

For leases other than short-term operating leases under which the Company is the lessee, such as ground leases and corporate office leases, the Company recognizes a right-of-use asset and related lease liability on its consolidated balance sheet at inception of the lease. The lease liability is calculated as the sum of: (i) the present value of minimum lease payments at lease commencement (discounted using the Company's secured incremental borrowing rate) and (ii) the present value of amounts probable of being paid under any residual value guarantees. Certain of the Company’s lease agreements have options to extend or terminate the contract terms upon meeting certain criteria. The lease term utilized in the calculation of the lease liability includes these options if they are considered reasonably certain of exercise. The right-of-use asset is calculated as the lease liability, adjusted for the following: (i) any lease payments made to the lessor at or before the commencement date, minus any lease incentives received and (ii) any initial direct costs incurred by the Company. Lease expense related to corporate assets is included in general and administrative expenses and lease expense related to ground leases is included within operating expenses in the Company’s Consolidated Statements of Operations.
Impairment of Long-Lived Assets and Goodwill
The Company assesses the carrying value of real estate assets and related intangibles (“real estate assets”) when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company tests its real estate assets for impairment by comparing the sum of the expected future undiscounted cash flows to the carrying value of the real estate assets. The expected future undiscounted cash flows reflect the expected use and eventual disposition of the asset, and are probability-weighted to reflect multiple possible cash-flow scenarios, including selling the assets at various points in the future. Further, the analysis considers the impact, if any, of master lease agreements on cash flows, which are calculated utilizing the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If the carrying value exceeds the expected future undiscounted cash flows, an impairment loss will be recognized to the extent that the carrying value of the real estate assets exceeds their fair value.
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

The initial carrying value of investments in unconsolidated joint ventures is based on the amount paid to purchase the joint venture interest, the fair value of assets contributed to the joint venture, or the fair value of the assets prior to the sale of interests in the joint venture. To the extent that the Company’s cost basis is different from the basis reflected at the joint venture level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in the Company’s share of equity in earnings of the joint venture. If an equity method investment shows indicators of impairment, the Company evaluates its equity method investments for impairment based on a comparison of the fair value of the equity method investment to its carrying value. When the Company determines a decline in fair value below carrying value of an investment in an unconsolidated joint venture is other-than-temporary, an impairment is recorded. The Company recognizes gains on the sale of interests in joint ventures to the extent the economic substance of the transaction is a sale.
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
Advertising Costs
All advertising costs are expensed as incurred and reported within operating expenses on the Consolidated Statements of Operations. During the years ended December 31, 2021, 2020, and 2019, total advertising expense was $11 million, $18 million, and $13 million, respectively ($3 million, $12 million, and $13 million, respectively, of which is reported in income (loss) from discontinued operations on the Consolidated Statements of Operations).
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
Redeemable Noncontrolling Interests
Certain of the Company’s noncontrolling interest holders have the ability to put their equity interests to the Company upon specified events or after the passage of a predetermined period of time. Each put option is payable in cash and subject to increases in redemption value in the event that the underlying property generates specified returns and meets certain promote thresholds pursuant to the respective agreements. Accordingly, the Company records redeemable noncontrolling interests outside of permanent equity and presents the redeemable noncontrolling interests at the greater of their carrying amount or redemption value at the end of each reporting period.

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
Recent Accounting Pronouncements
Adopted
Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 (codified under ASC 842, Leases) amends the previous accounting for leases to: (i) require lessees to put most leases on their balance sheets (not required for short-term leases with lease terms of 12 months or less), but continue recognizing expenses on their income statements in a manner similar to requirements under prior accounting guidance, (ii) eliminate real estate specific lease provisions, and (iii) modify the classification criteria and accounting for sales-type leases for lessors. Additionally, ASU 2016-02 provides a practical expedient, which the Company elected, that allows an entity to not reassess the following upon adoption (must be elected as a group): (i) whether an expired or existing contract contains a lease arrangement, (ii) lease classification related to expired or existing lease arrangements, or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs.

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

Accounting for Lease Concessions Related to Covid. In April 2020, the FASB staff issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of Covid. Under ASC 842, Leases, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. During the year ended December 31, 2020, the Company provided rent deferrals (to be repaid before the end of 2020) to certain tenants in its life science and medical office segments that were impacted by Covid (discussed in further detail in Note 7). No such rent deferrals were provided to tenants during the year ended December 31, 2021. The Company elected to not assess these rent deferrals on a lease-by-lease basis and to continue recognizing rent revenue on a straight-line basis.
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
Government Assistance. In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU 2021-10”), which increases the transparency of government assistance including the disclosure of the types of assistance, an entity’s accounting for assistance, and the effect of the assistance on an entity’s financial statements. The amendments in ASU 2021-10 are effective for annual periods beginning after December 15, 2021. The Company does not expect the adoption of ASU 2021-10 to have a material impact on its consolidated financial position, results of operations, cash flows, or disclosures.
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
As agreed to by the Company and Brookdale under the 2019 MTCA, in December 2020, the Company terminated the triple-net lease related to one property and converted it to a structure permitted by the Housing and Economic Recovery Act of 2008, which includes most of the provisions previously proposed in the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”). In August 2021, the Company sold this property.
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
In May 2021, the CCRC JV sold the two remaining CCRCs subject to the 2019 MTCA for $38 million, $19 million of which represents the Company’s 49% interest in the CCRC JV, resulting in an immaterial gain on sale recorded within equity income (loss) from unconsolidated joint ventures (see Note 9).
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
NOTE 4. Real Estate Transactions

2021 Real Estate Investment Acquisitions
Westview Medical Plaza
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
725 Concord
In October 2021, the Company acquired one MOB and an adjacent land parcel in Cambridge, Massachusetts for $80 million.
25 Spinelli
In October 2021, the Company closed a life science acquisition in Cambridge, Massachusetts for $34 million.
68 Moulton
In October 2021, the Company closed a life science acquisition in Cambridge, Massachusetts for $18 million.
125 Fawcett and 110 Fawcett
In December 2021, the Company closed two life science acquisitions in Cambridge, Massachusetts for $45 million.
South San Francisco Land Site
In 2021, the Company acquired approximately 12 acres of land for $128 million. The acquisition site is located in South San Francisco, California, adjacent to two sites currently held by the Company as land for future development.
67 Smith Place
In January 2022, the Company closed a life science acquisition in Cambridge, Massachusetts for $72 million.
Vista Sorrento Phase II
In January 2022, the Company closed a life science acquisition in San Diego, California for $24 million.

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
MBK JV Dissolution
In November 2020, as part of the dissolution of a senior housing joint venture, the Company was distributed one property, one land parcel, and $11 million in cash. Upon consolidating the property and land parcel at the time of distribution, the Company recognized a loss upon change of control of $16 million, which is recorded in other income (expense), net within income (loss) from discontinued operations. In conjunction with the distribution of the property, the Company assumed $36 million of secured mortgage debt (classified as liabilities related to assets held for sale and discontinued operations, net) maturing in 2025, which was recorded at its fair value through asset acquisition accounting. During the year ended December 31, 2021, the Company sold the property and the related secured mortgage debt was assumed by the buyer (see Note 5).
Other Real Estate Acquisitions
In December 2020, the Company acquired one hospital in Dallas, Texas for $34 million.
Development Activities
During the year ended December 31, 2021, management reviewed the estimated useful lives of certain life science properties in connection with future plans of densification on campuses where the Company has densification opportunities. These changes in the planned use of the properties resulted in the Company updating the estimated useful lives of the properties, which differ from the Company’s previous estimates. The estimated useful lives of these properties was reduced from a weighted average remaining useful life of 15 years to 11 years to reflect the timing of the planned densification projects. For the year ended December 31, 2021, these changes in estimate increased depreciation expense by $30 million, resulting in a corresponding decrease to income (loss) from continuing operations and net income (loss), as well as a decrease to both basic and diluted earnings per share of approximately $0.06.
Construction, Tenant, and Other Capital Improvements
The following table summarizes the Company’s expenditures for construction, tenant improvements, and other capital improvements, excluding expenditures related to properties classified as discontinued operations (in thousands):

	Year Ended December 31,
Segment	2021	2020	2019
Life science	$472,301	$573,999	$499,956
Medical office	230,227	173,672	146,466
CCRC	57,192	41,224	—
Other	—	—	30,852
	$759,720	$788,895	$677,274

NOTE 5.    Dispositions of Real Estate and Discontinued Operations

2021 Dispositions of Real Estate
Sunrise Senior Housing Portfolio
In January 2021, the Company sold a portfolio of 32 SHOP assets (the “Sunrise Senior Housing Portfolio”) for $664 million, resulting in an immaterial loss on sale, which is recognized in income (loss) from discontinued operations, and provided the buyer with: (i) financing of $410 million (see Note 8) and (ii) a commitment to finance up to $92 million of additional debt for capital expenditures. The commitment to finance additional debt for capital expenditures was subsequently reduced to $56 million during June 2021, $0.4 million of which had been funded as of December 31, 2021 (see Note 8). Upon completion of the license transfer process in June 2021, the Company sold the two remaining Sunrise senior housing triple-net assets for $80 million, resulting in a gain on sale of $22 million, which is recognized in income (loss) from discontinued operations.
Brookdale Triple-Net Portfolio
In January 2021, the Company sold 24 senior housing assets in a triple-net lease with Brookdale for $510 million, resulting in total gain on sale of $169 million, which is recognized in income (loss) from discontinued operations.
Additional SHOP Portfolio
In January 2021, the Company sold a portfolio of 16 SHOP assets for $230 million, resulting in total gain on sale of $59 million, which is recognized in income (loss) from discontinued operations. The Company provided the buyer with financing of $150 million (see Note 8).
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
Discovery SHOP Portfolio
In April 2021, the Company sold a portfolio of 10 SHOP assets for $334 million, resulting in total gain on sale of $9 million, which is recognized in income (loss) from discontinued operations. Also included in this transaction was the sale of two mezzanine loans and two preferred equity investments for $21 million, resulting in no gain or loss on sale of the investments (collectively, “the Discovery SHOP Portfolio”).
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
2021 Other Dispositions
In addition to the portfolio and individual sales discussed above, during the year ended December 31, 2021, the Company sold the following: (i) 15 SHOP assets for $169 million, (ii) 7 senior housing triple-net assets for $24 million, and (iii) 10 MOBs and a portion of 1 MOB land parcel for $68 million, resulting in total gain on sales of $58 million ($39 million of which is recognized in income (loss) from discontinued operations). In conjunction with one of the SHOP asset sales, mortgage debt held on the property with a carrying value of $36 million was assumed by the buyer.

Other Subsequent Dispositions
In January 2022, the Company sold one life science facility in Utah for $14 million.
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
Held for Sale and Discontinued Operations
During 2020, the Company established and began executing a plan to dispose of its senior housing triple-net and SHOP properties. As of December 31, 2020, the Company concluded that the planned dispositions represented a strategic shift that had and will have a major effect on the Company’s operations and financial results. Therefore, senior housing triple-net and SHOP assets meeting the held for sale criteria are classified as discontinued operations in all periods presented herein. In September 2021, the Company successfully completed the disposition of the remaining senior housing triple-net and SHOP properties.

The following summarizes the assets and liabilities classified as discontinued operations at December 31, 2021 and 2020, which are included in assets held for sale and discontinued operations, net and liabilities related to assets held for sale and discontinued operations, net, respectively, on the Consolidated Balance Sheets (in thousands):

	December 31,
	2021	2020
ASSETS
Real estate:
Buildings and improvements	$—	$2,553,254
Development costs and construction in progress	—	21,509
Land	—	355,803
Accumulated depreciation and amortization	—	(615,708)
Net real estate	—	2,314,858
Investments in and advances to unconsolidated joint ventures	—	5,842
Accounts receivable, net of allowance of $4,138 and $5,873	2,446	20,500
Cash and cash equivalents	7,707	53,085
Restricted cash	—	17,168
Intangible assets, net	—	24,541
Right-of-use asset, net	26	4,109
Other assets, net(1)	3,237	103,965
Total assets of discontinued operations, net(2)	13,416	2,544,068
Assets held for sale, net(3)	23,774	82,238
Assets held for sale and discontinued operations, net	$37,190	$2,626,306
LIABILITIES
Mortgage debt	$—	$318,876
Lease liability	26	3,189
Accounts payable, accrued liabilities, and other liabilities	14,843	79,411
Deferred revenue	92	11,442
Total liabilities of discontinued operations, net(2)	14,961	412,918
Liabilities related to assets held for sale, net(3)	95	2,819
Liabilities related to assets held for sale and discontinued operations, net	$15,056	$415,737
_______________________________________
(1)Includes goodwill of zero and $29 million as of December 31, 2021 and 2020, respectively.
(2)At December 31, 2021, there were no remaining senior housing triple-net or SHOP facilities classified as held for sale and discontinued operations. At December 31, 2020, 41 senior housing triple-net facilities, 97 SHOP facilities, and 1 SHOP joint venture were classified as held for sale and discontinued operations.
(3)As of December 31, 2021, primarily comprised of four MOBs and one life science facility with net real estate assets of $23 million and right-of-use asset, net of $1 million. As of December 31, 2020, primarily comprised of six MOBs with net real estate assets of $73 million and deferred revenue of $2 million.

The results of discontinued operations through December 31, 2021, or the disposal date of each asset or portfolio of assets if they have been sold, are included in the consolidated results of operations for the years ended December 31, 2021, 2020, and 2019. Summarized financial information for discontinued operations for the years ended December 31, 2021, 2020, and 2019 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenues:
Rental and related revenues	$7,535	$97,877	$152,576
Resident fees and services	114,936	621,253	583,653
Income from direct financing leases	—	—	20,815
Total revenues	122,471	719,130	757,044
Costs and expenses:
Interest expense	3,900	10,538	8,007
Depreciation and amortization	—	143,194	224,798
Operating	122,571	550,226	474,126
Transaction costs	76	20,426	6,780
Impairments and loan loss reserves (recoveries), net	32,736	201,344	208,229
Total costs and expenses	159,283	925,728	921,940
Other income (expense):
Gain (loss) on sales of real estate, net	414,721	460,144	22,940
Other income (expense), net	4,189	5,475	17,060
Total other income (expense), net	418,910	465,619	40,000
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	382,098	259,021	(124,896)
Income tax benefit (expense)	969	9,913	11,783
Equity income (loss) from unconsolidated joint ventures	5,135	(1,188)	(2,295)
Income (loss) from discontinued operations	$388,202	$267,746	$(115,408)
NOTE 6.    Impairments of Real Estate

2021
During the year ended December 31, 2021, the Company recognized an aggregate impairment charge of $22 million, which is reported in impairments and loan loss reserves (recoveries), net, related to: (i) three MOBs that met the held for sale criteria during the year and (ii) one MOB held for use; the aggregate fair value of these four MOBs was $14 million as of the related impairment assessment dates. For the three MOBs that met the held for sale criteria during the year, the Company recognized an impairment charge of $5 million to write down the properties’ aggregate carrying value to their aggregate fair value, less estimated costs to sell. For the MOB held for use, the Company recognized a $17 million impairment charge in the fourth quarter of 2021 due to its intent to demolish the MOB for a future development project.
Additionally, during the year ended December 31, 2021, the Company recognized an impairment charge of $4 million related to one SHOP asset, which is reported in income (loss) from discontinued operations. Following a reduction in the expected sales price of the SHOP asset occurring in the second quarter of 2021, the Company wrote down its carrying value of $20 million to its fair value, less estimated costs to sell, of $16 million.
The fair values of the impaired assets were based on forecasted sales prices and market comparable data, which are considered to be Level 3 measurements within the fair value hierarchy. These fair values are typically determined using an income approach and/or a market approach (comparable sales model), which rely on certain assumptions by management, including: (i) market capitalization rates, (ii) comparable market transactions, (iii) estimated prices per unit, (iv) negotiations with prospective buyers, and (v) forecasted cash flow streams (lease revenue rates, expense rates, growth rates, etc.). There are inherent uncertainties in making these assumptions. For the Company’s impairment calculation during and as of the year ended December 31, 2021, the Company’s fair value estimates primarily relied on a market approach, which utilized comparable market transactions and negotiations with prospective buyers.

2020
During the year ended December 31, 2020, the Company recognized an impairment charge of $15 million related to one life science facility due to its intent to demolish the facility for a future development project.
Additionally, during the year ended December 31, 2020, the Company recognized an aggregate impairment charge of $210 million ($201 million of which is reported in income (loss) from discontinued operations) related to 42 SHOP assets, 5 senior housing triple-net assets, 5 MOBs, and 1 undeveloped MOB land parcel as a result of being classified as held for sale and wrote down their aggregate carrying value of $960 million to their aggregate fair value, less estimated costs to sell, of $750 million.
For the Company’s impairment calculations during and as of the year ended December 31, 2020, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $13,000 to $300,000, with a weighted average price per unit of $164,000. When utilizing the income approach, assumptions include, but are not limited to, terminal capitalization rates ranging from 5.5% to 7.5% and discount rates ranging from 8.0% to 9.5%. The fair value of the assets are considered to be Level 3 measurements within the fair value hierarchy.
2019
During the year ended December 31, 2019, the Company recognized an impairment charge of $4 million related to one MOB due to its intent to demolish the MOB for a future development project.
Additionally, during the year ended December 31, 2019, the Company recognized an aggregate impairment charge of $194 million ($189 million of which is reported in income (loss) from discontinued operations) related to 8 senior housing triple-net assets, 27 SHOP assets, 3 MOBs, and 1 other non-reportable asset as a result of being classified as held for sale and wrote down their aggregate carrying value of $416 million to their aggregate fair value, less estimated costs to sell, of $223 million.
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
Lastly, during the year ended December 31, 2019, the Company determined the carrying value of two MOBs and one SHOP asset that were candidates for potential future sale were no longer recoverable due to the Company’s shortened intended hold period under the held-for-use impairment model. Accordingly, the Company wrote-down the carrying amount of these three assets to their respective fair value, which resulted in an aggregate impairment charge of $18 million ($9 million of which is reported in income (loss) from discontinued operations). The fair value of the assets are considered to be Level 2 measurements within the fair value hierarchy.
Goodwill Impairment
When testing goodwill for impairment, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company recognizes an impairment loss for the amount by which the carrying value, including goodwill, exceeds the reporting unit’s fair value.
In connection with the disposition of the Company’s remaining senior housing triple-net and SHOP assets, the Company performed impairment assessments during the year ended December 31, 2021. As a result of these assessments, the Company recognized a $29 million goodwill impairment charge reported in income (loss) from discontinued operations, comprised of the following: (i) a $7 million goodwill impairment charge recognized during the second quarter of 2021, as the fair value of the remaining assets based on forecasted sales prices was less than the carrying value of the assets including the related goodwill as of the assessment date and (ii) a $22 million goodwill impairment charge recognized during the third quarter of 2021 to reduce the associated goodwill balance to zero following the sale of the remaining assets within the reporting units associated with the senior housing triple-net and SHOP portfolios.
These fair value estimates primarily relied on a market approach, utilizing comparable market transactions, forecasted sales prices, and negotiations with prospective buyers. These estimates are considered to be a Level 3 measurement within the fair value hierarchy, and are subject to inherent uncertainties.
During the year ended December 31, 2021, the fair value of the assets within each of the Company’s other reporting units was greater than the respective carrying value of the assets and related goodwill, and as a result, no impairment loss was recognized with respect to the other reporting units. During the years ended December 31, 2020 and 2019, no goodwill impairment loss was recognized.

Other
See Note 7 for information on the 2019 impairment charge related to the write-down of a DFL portfolio to its fair value. See Note 8 for information related to the Company's reserve for loan losses.
NOTE 7.    Leases

Lease Income
The following table summarizes the Company’s lease income, excluding discontinued operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Fixed income from operating leases	$1,087,683	$943,638	$853,545
Variable income from operating leases	290,701	238,470	215,957
Interest income from direct financing leases	8,702	9,720	16,666
Direct Financing Leases
Net investment in DFLs consists of the following (in thousands):

	December 31,
	2021	2020
Present value of minimum lease payments receivable	$1,220	$9,804
Present value of estimated residual value	44,706	44,706
Less deferred selling profits	(1,220)	(9,804)
Net investment in direct financing leases	$44,706	$44,706
Direct Financing Lease Internal Ratings
At December 31, 2021 and 2020, the Company had one hospital under a DFL with a carrying amount of $45 million and an internal rating of “performing”.
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
The Company completed the sale of the DFL Sale Portfolio in September 2019.
For the DFL Sale Portfolio, during the year ended December 31, 2019, income from DFLs was $17 million (recognized in income (loss) from discontinued operations) and cash payments received were $16 million.
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

Direct Financing Lease Receivable Maturities
The following table summarizes future minimum lease payments contractually due under DFLs at December 31, 2021 (in thousands):

Year	Amount
2022	$1,220
2023	—
2024	—
2025	—
2026	—
Thereafter	—
Undiscounted minimum lease payments receivable	1,220
Less: imputed interest	—
Present value of minimum lease payments receivable	$1,220
Operating Leases
Future Minimum Rents
The following table summarizes future minimum lease payments to be received from tenants under non-cancelable operating leases as of December 31, 2021 (in thousands):

Year	Amount
2022	$1,057,467
2023	1,041,053
2024	979,640
2025	892,348
2026	783,781
Thereafter	3,171,115
$7,925,404
Tenant Purchase Options
Certain leases, including DFLs, contain purchase options whereby the tenant may elect to acquire the underlying real estate. Annualized base rent from leases subject to purchase options, summarized by the year the purchase options are exercisable are as follows (dollars in thousands):

Year	Annualized Base Rent(1)	Number of Properties
2022	$15,059	8
2023	1,191	1
2024	6,835	3
2025	12,564	16
2026	2,662	2
Thereafter	19,426	6
	$57,737	36
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

Lease Costs
The following tables provide information regarding the Company’s leases to which it is the lessee, such as corporate offices and ground leases, excluding lease costs related to assets classified as discontinued operations (dollars in thousands):

	Year Ended December 31,
Lease Expense Information:	2021	2020	2019
Total lease expense	$14,442	$13,601	$11,852

Weighted Average Lease Term and Discount Rate:	December 31, 2021	December 31, 2020
Weighted average remaining lease term (years):
Operating leases(1)	52	57

Weighted average discount rate:
Operating leases	4.14%	4.26%
_______________________________________
(1)The weighted average remaining lease term including the Company’s options to extend its operating leases is 68 years as of December 31, 2021.
The following table summarizes future minimum lease payments under non-cancelable ground and other operating leases included in the Company’s lease liability as of December 31, 2021 (in thousands):

Year	Amount
2022	$16,030
2023	13,438
2024	12,575
2025	11,471
2026	11,406
Thereafter	484,552
Undiscounted minimum lease payments included in the lease liability	549,472
Less: imputed interest	(344,925)
Present value of lease liability	$204,547
Depreciation Expense
While the Company leases the majority of its property, plant, and equipment to various tenants under operating leases and DFLs, in certain situations, the Company owns and operates certain property, plant, and equipment for general corporate purposes. Corporate assets are recorded within other assets, net within the Company’s Consolidated Balance Sheets and depreciation expense for those assets is recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations. Included within other assets, net as of December 31, 2021 and 2020 is $7 million and $6 million, respectively, of accumulated depreciation related to corporate assets. Included within general and administrative expenses for the years ended December 31, 2021, 2020, and 2019 is $2 million of depreciation expense related to corporate assets.
Covid Rent Deferrals
During the second and third quarters of 2020, the Company agreed to defer rent from certain tenants in its life science and medical office segments that were impacted by Covid, with the requirement that all deferred rent be repaid by the end of 2020. Under this program, through December 31, 2020, approximately $6 million of rent was deferred for the medical office segment, all of which had been collected as of December 31, 2020. Additionally, through December 31, 2020, the Company granted approximately $1 million of rent deferrals to certain tenants in the life science segment that were impacted by Covid, all of which had been collected as of December 31, 2020.
No such deferrals were granted during the year ended December 31, 2021.
The rent deferrals granted do not impact the pattern of revenue recognition or amount of revenue recognized (refer to Note 2 for additional information).

NOTE 8.    Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	December 31,
	2021	2020
Secured loans(1)	$396,281	$161,530
Mezzanine and other	25,529	44,347
Unamortized discounts, fees, and costs	(4,186)	(222)
Reserve for loan losses	(1,813)	(10,280)
Loans receivable, net	$415,811	$195,375
_______________________________________
(1)At December 31, 2021 and 2020, the Company had $58 million and $11 million, respectively, remaining of commitments to fund senior housing redevelopment and capital expenditure projects.
During the years ended December 31, 2021, 2020, and 2019, the Company recognized $36 million, $13 million, and $6 million, respectively, of interest income related to loans secured by real estate.
SHOP Seller Financing
In conjunction with the sale of 32 SHOP facilities in the Sunrise Senior Housing Portfolio for $664 million in January 2021 (see Note 5), the Company provided the buyer with initial financing of $410 million. The remainder of the sales price was received in cash at the time of sale. Additionally, the Company agreed to provide up to $92 million of additional financing for capital expenditures (up to 65% of the estimated cost of capital expenditures). The additional financing was subsequently reduced to $56 million in conjunction with the principal repayments discussed below, $0.4 million of which had been funded as of December 31, 2021. The initial and additional financing is secured by the buyer's equity ownership in each property.
In June 2021, the Company received principal repayments of $246 million on the initial financing provided in conjunction with the sale of the Sunrise Senior Housing Portfolio in January 2021. The Company accelerated recognition of $7 million of the related mark-to-market discount, which is included in interest income in the Consolidated Statements of Operations for the year ended December 31, 2021. As of December 31, 2021, this secured loan had an outstanding principal balance of $165 million.
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
During the first quarter of 2021, the Company reduced the consideration and reported gain on sales of real estate and recognized a mark-to-market discount of $16 million for certain transactions with seller financing. The Company’s discount is based on the difference between the stated interest rates (ranging from 3.50% to 4.50%) and corresponding prevailing market rates of approximately 5.25% as of the transaction dates. The discount is recognized as interest income over the term of the discounted loans (ranging from one to three years) using the effective interest rate method. During the year ended December 31, 2021, the Company recognized $13 million of non-cash interest income related to the amortization of its mark-to-market discounts, of which $7 million was recognized during the year ended December 31, 2021 as a result of the accelerated recognition discussed above related to the Sunrise Senior Housing Portfolio. The Company recognized an immaterial amount of non-cash interest income associated with seller financing notes receivable during the year ended December 31, 2020 and zero non-cash interest income associated with seller financing notes receivable during the year ended December 31, 2019.
2021 Other Loans Receivable Transactions
The Company classifies a loan receivable as held for sale when management no longer has the intent or ability to hold the loan receivable for the foreseeable future or until maturity. If a loan receivable is classified as held for sale, previously recorded reserves for loan losses are reversed and the loan is reported at the lower of amortized cost or fair value. During the second quarter of 2021, two loans receivable with a total amortized cost of $64 million were classified as held for sale. Upon the transfer of these two loans to held for sale, the carrying value was decreased by $11 million to an estimated fair value of $53 million, $8 million of which was previously recognized as a reserve for loan losses. As a result, a $3 million net loss was recognized in impairments and loan loss reserves (recoveries), net during the year ended December 31, 2021. In September 2021, the Company sold one of the loans receivable previously classified as held for sale, for its carrying value of $2 million. In November 2021, the Company sold the other loan receivable classified as held for sale, for its carrying value of $51 million.

These fair value estimates were made for each individual loan classified as held for sale and primarily relied on a market approach, utilizing comparable market transactions, forecasted sales prices, and negotiations with prospective buyers. These estimates are considered to be a Level 3 measurement within the fair value hierarchy, and are subject to inherent uncertainties.
Additionally, in April 2021, the Company sold two mezzanine loans as part of the Discovery SHOP Portfolio disposition (see Note 5), resulting in no gain or loss on sale of the mezzanine loans.
In May 2021, the Company received a $10 million principal repayment related to one of its secured loans. In September 2021, the Company received repayment of the remaining $15 million balance.
In July 2021, the Company received full repayment of the outstanding balance of an $8 million secured loan.
2020 Other Loans Receivable Transactions
For certain residents that qualify, CCRCs may offer to lend residents the necessary funds to satisfy the entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. The loans are due upon sale of the previous residence. Upon completing the CCRC Acquisition (see Note 3) in January 2020, the Company began consolidating 13 CCRCs, which held approximately $30 million of such notes receivable from various community residents at the time of acquisition. At December 31, 2021 and 2020, the Company held $24 million and $23 million of such notes receivable, respectively, which are included in mezzanine and other in the table above.
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
The following table summarizes, by year of origination, the Company’s internal ratings for loans receivable, net of unamortized discounts, fees, and reserves for loan losses, as of December 31, 2021 (in thousands):

Investment Type	Year of Origination						Total
	2021	2020	2019	2018	2017	Prior
Secured loans
Risk rating:
Performing loans	$309,494	$78,606	$2,191	$—	$—	$—	$390,291
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total secured loans	$309,494	$78,606	$2,191	$—	$—	$—	$390,291
Mezzanine and other
Risk rating:
Performing loans	$23,901	$1,522	$97	$—	$—	$—	$25,520
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total mezzanine and other	$23,901	$1,522	$97	$—	$—	$—	$25,520

Reserve for Loan Losses
The Company evaluates the liquidity and creditworthiness of its borrowers on a quarterly basis to determine whether any updates to the future expected losses recognized upon inception are necessary. The Company’s evaluation considers industry and economic conditions, individual and portfolio property performance, credit enhancements, liquidity, and other factors. The determination of loan losses also considers concentration of credit risk associated with the senior housing industry to which its loans receivable relate. The Company’s borrowers furnish property, portfolio, and guarantor/operator-level financial statements, among other information, on a monthly or quarterly basis, which the Company utilizes to calculate the debt service coverages used in its assessment of internal ratings, which is a primary credit quality indicator. Debt service coverage information is evaluated together with other property, portfolio, and operator performance information, including revenue, expense, NOI, occupancy, rental rates, capital expenditures, and EBITDA (defined as earnings before interest, tax, and depreciation and amortization), along with other liquidity measures.
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
The following table summarizes the Company’s reserve for loan losses (in thousands):

	December 31, 2021			December 31, 2020
	Secured Loans	Mezzanine and Other	Total	Secured Loans	Mezzanine and Other	Total
Reserve for loan losses, beginning of period	$3,152	$7,128	$10,280	$—	$—	$—
Cumulative-effect of adopting ASU 2016-13 to beginning retained earnings	—	—	—	513	907	1,420
Provision for expected loan losses	793	896	1,689	2,898	14,356	17,254
Expected loan losses related to loans sold or repaid(1)	(2,141)	(8,015)	(10,156)	(259)	(8,135)	(8,394)
Reserve for loan losses, end of period	$1,804	$9	$1,813	$3,152	$7,128	$10,280
_______________________________________
(1)Includes six loans sold or repaid during the year ended December 31, 2021 and three loans sold or repaid during the year ended December 31, 2020.
Additionally, at December 31, 2021 and 2020, a liability of $0.3 million and $1 million respectively, related to expected credit losses for unfunded loan commitments was included in accounts payable, accrued liabilities, and other liabilities.

NOTE 9.    Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method, excluding investments classified as discontinued operations (in thousands):

				Carrying Amount
				December 31,
Entity(1)(2)	Segment	Property Count(3)	Ownership %(3)	2021	2020
SWF SH JV	Other	19	54	$355,394	$357,581
Life Science JV	Life science	1	49	25,605	24,879
Needham Land Parcel JV(4)	Life science	—	38	13,566	—
Medical Office JVs(5)	Medical office	3	20 - 67	9,069	9,673
Other JVs(6)	Other	—	—	—	9,157
CCRC JV(7)	CCRC	—	—	—	1,581
				$403,634	$402,871
_______________________________________
(1)These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)Excludes the Otay Ranch JV (90% ownership percentage), which was classified as discontinued operations and had an aggregate carrying value of $6 million at December 31, 2020 (see Note 5). In April 2021, the SHOP property in the Otay Ranch JV was sold, resulting in the Company’s share of proceeds of $32 million and a gain on sale of $5 million recognized in equity income (loss) from unconsolidated joint ventures within income (loss) from discontinued operations for the year ended December 31, 2021.
(3)Property count and ownership percentage are as of December 31, 2021.
(4)In December 2021, the Company acquired a 38% interest in a life science development joint venture in Needham, Massachusetts for $13 million. Land held for development is excluded from the property count as of December 31, 2021.
(5)Includes three unconsolidated medical office joint ventures in which the Company holds an ownership percentage as follows: (i) Ventures IV (20%); (ii) Ventures III (30%); and (iii) Suburban Properties, LLC (67%).
(6)At December 31, 2020, includes two unconsolidated other joint ventures in which the Company’s ownership percentage is as follows: (i) Discovery Naples JV (41%) and (ii) Discovery Sarasota JV (47%). In April 2021, the Company sold its two preferred equity investments for their carrying value as part of the Discovery SHOP Portfolio disposition (see Note 5).
(7)See Note 3 for a discussion of the 2019 MTCA with Brookdale, including the acquisition of Brookdale’s interest in 13 of the 15 communities in the CCRC JV in January 2020. In May 2021, the two remaining CCRCs were sold for $38 million, $19 million of which represents the Company’s 49% interest, resulting in an immaterial gain on sale recorded within equity income (loss) from unconsolidated joint ventures for the year ended December 31, 2021.
At December 31, 2021 and 2020, the aggregate unamortized basis difference of the Company's investments in unconsolidated joint ventures of $42 million and $33 million, respectively, is primarily attributable to the difference between the amount for which the Company purchased its interest in the entity and the historical carrying value of the net assets of the entity. The difference is being amortized over the remaining useful life of the related assets and is included in equity income (loss) from unconsolidated joint ventures.
CCRC JV. During 2019, the CCRC JV recognized an impairment charge of $12 million. Accordingly, the Company recognized its 49% share of the impairment charge ($6 million) through equity income (loss) from unconsolidated joint ventures during the year ended December 31, 2019.
U.K. JV. In December 2019, the Company sold its 49% interest in the U.K. JV for proceeds of £70 million ($91 million) and recognized a loss on sale of $7 million (based on exchange rates at the time the transaction was completed), including $1 million of loss in accumulated other comprehensive income (loss) that was reclassified to gain (loss) on sales of real estate. As of December 31, 2019, the Company no longer owned real estate in the U.K.

NOTE 10.    Intangibles

Intangible assets primarily consist of lease-up intangibles and above market tenant lease intangibles. The following table summarizes the Company’s intangible lease assets (dollars in thousands):

	December 31,
Intangible lease assets	2021	2020
Gross intangible lease assets	$797,675	$761,328
Accumulated depreciation and amortization	(277,915)	(241,411)
Intangible assets, net(1)	$519,760	$519,917

Weighted average remaining amortization period in years	6	5
_______________________________________
(1)Excludes intangible assets reported in assets held for sale and discontinued operations, net of zero and $25 million as of December 31, 2021 and 2020.
Intangible liabilities consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (dollars in thousands):

	December 31,
Intangible lease liabilities	2021	2020
Gross intangible lease liabilities	$234,917	$194,565
Accumulated depreciation and amortization	(57,685)	(50,366)
Intangible liabilities, net	$177,232	$144,199

Weighted average remaining amortization period in years	8	8
The following table sets forth amortization related to intangible assets, net and intangible liabilities, net (in thousands):

	Year Ended December 31,
	2021	2020	2019
Depreciation and amortization expense related to amortization of lease-up intangibles(1)	$106,106	$89,301	$46,828
Rental and related revenues related to amortization of net below market lease liabilities(1)	20,597	11,717	6,319
_______________________________________
(1)Excludes amortization related to assets classified as discontinued operations.
During the year ended December 31, 2021, in conjunction with the Company’s acquisitions of real estate, the Company acquired intangible assets of $109 million and intangible liabilities of $57 million. The intangible assets and liabilities acquired had a weighted average amortization period at acquisition of 9 years.
During the year ended December 31, 2020, in conjunction with the Company’s acquisitions of real estate, the Company acquired intangible assets of $352 million and intangible liabilities of $83 million. The intangible assets and intangible liabilities acquired had a weighted average amortization period at acquisition of 7 years and 9 years, respectively.

The following table summarizes the estimated annual amortization for each of the five succeeding fiscal years and thereafter (in thousands):

	Rental and Related Revenues(1)	Depreciation and Amortization(2)
2022	$24,008	$103,753
2023	23,250	98,511
2024	22,407	94,826
2025	21,383	83,308
2026	18,912	51,407
Thereafter	55,032	75,715
	$164,992	$507,520
_______________________________________
(1)The amortization of net below market lease intangibles is recorded as an increase to rental and related revenues.
(2)The amortization of lease-up intangibles is recorded to depreciation and amortization expense.
Goodwill
As of December 31, 2021 and 2020, the Company’s goodwill balance was $18 million, excluding the amount related to SHOP and senior housing triple-net portfolios classified as discontinued operations (see Note 5), and is recognized in other assets, net on the Consolidated Balance Sheets. See Note 16 for goodwill attributable to the Company's reportable segments. During the year ended December 31, 2021, the Company recognized a $29 million impairment charge, recognized within income (loss) from discontinued operations (see Note 6).
NOTE 11.    Debt

Bank Line of Credit and Term Loan
On May 23, 2019, the Company executed a $2.5 billion unsecured revolving line of credit facility, with a maturity date of May 23, 2023 and two six-month extension options, subject to certain customary conditions. Also in May 2019, the Company entered into a $250 million unsecured term loan facility, with a maturity date of May 23, 2024 (the “2019 Term Loan”). In July 2021, the Company repaid the $250 million 2019 Term Loan; therefore, at December 31, 2021, there was no outstanding balance. The outstanding balance on the 2019 Term Loan at December 31, 2020 was $250 million.
In September 2021, the Company executed an amended and restated unsecured revolving line of credit (the “Revolving Facility”), to increase total revolving commitments from $2.5 billion to $3.0 billion and extend the maturity date to January 20, 2026. This maturity date may be further extended pursuant to two six-month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at LIBOR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. The Company also pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at December 31, 2021, the margin on the Revolving Facility was 0.78% and the facility fee was 0.15%. At December 31, 2021 and 2020, the Company had no balance outstanding under the Revolving Facility.
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
The Revolving Facility also contains certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreement: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.7 billion. The Company believes it was in compliance with each of these covenants at December 31, 2021.

Commercial Paper Program
In September 2019, the Company established an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, unsecured short-term debt securities with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time. During 2021, the Company increased the maximum aggregate face or principal amount that can be outstanding at any one time from $1.0 billion to $1.5 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company uses its Revolving Facility as a liquidity backstop for the repayment of unsecured short-term debt securities issued under the Commercial Paper Program. At December 31, 2021, the Company had $1.17 billion of securities outstanding under the Commercial Paper Program, with original maturities of approximately two months and a weighted average interest rate of 0.32%. At December 31, 2020, the Company had $130 million of securities outstanding under the Commercial Paper Program, with original maturities of approximately one month and a weighted average interest rate of 0.30%.
Senior Unsecured Notes
At December 31, 2021, the Company had senior unsecured notes outstanding with an aggregate principal balance of $4.7 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions, and other customary terms. The Company believes it was in compliance with these covenants at December 31, 2021.
In July 2021, the Company completed its inaugural green bond offering. In November 2021, the Company completed a second green bond offering. Both green bonds are or will be allocated to eligible green projects, and the Company may choose to allocate or re-allocate net proceeds from such offerings to one more other eligible green projects.
The following table summarizes the Company’s senior unsecured notes issuances, including the green bond offerings discussed above, for the periods presented (dollars in thousands):

Issue Date	Amount	Coupon Rate	Maturity Date
Year ended December 31, 2021:
November 24, 2021	$500,000	2.13%	2028
July 12, 2021	450,000	1.35%	2027
Year ended December 31, 2020:
June 23, 2020	600,000	2.88%	2031
Year ended December 31, 2019:
November 21, 2019	750,000	3.00%	2030
July 5, 2019	650,000	3.25%	2026
July 5, 2019	650,000	3.50%	2029

The following table summarizes the Company’s senior unsecured notes repurchases and redemptions for the periods presented (dollars in thousands):

Payoff Date	Amount	Coupon Rate	Maturity Date
Year ended December 31, 2021:
May 19, 2021(1)	$251,806	3.40%	2025
May 19, 2021(1)	298,194	4.00%	2025
February 26, 2021(2)	188,000	4.25%	2023
February 26, 2021(2)	149,000	4.20%	2024
February 26, 2021(2)	331,000	3.88%	2024
January 28, 2021(2)	112,000	4.25%	2023
January 28, 2021(2)	201,000	4.20%	2024
January 28, 2021(2)	469,000	3.88%	2024
Year ended December 31, 2020:
July 9, 2020(3)	300,000	3.15%	2022
June 24, 2020(4)	250,000	4.25%	2023
Year ended December 31, 2019:
November 21, 2019(5)	350,000	4.00%	2022
July 22, 2019(6)	800,000	2.63%	2020
July 8, 2019(6)	250,000	4.00%	2022
July 8, 2019(6)	250,000	4.25%	2023
_______________________________________

(1)Upon repurchasing a portion of the 3.40% and 4.00% senior unsecured notes due 2025, the Company recognized a $61 million loss on debt extinguishment during the year ended December 31, 2021.
(2)Upon completing the repurchases and redemptions of all outstanding 4.25%, 4.20%, and 3.88% senior unsecured notes due 2023 and 2024, the Company recognized a $164 million loss on debt extinguishment during the year ended December 31, 2021.
(3)Upon completing the redemption of all outstanding 3.15% senior unsecured notes due 2022, the Company recognized an $18 million loss on debt extinguishment during the year ended December 31, 2020.
(4)Upon repurchasing a portion of the 4.25% senior unsecured notes due 2023, the Company recognized a $26 million loss on debt extinguishment during the year ended December 31, 2020.
(5)Upon repurchasing the 4.00% senior unsecured notes due in 2022, the Company recognized a $22 million loss on debt extinguishment during the year ended December 31, 2019.
(6)Upon completing the redemption of the 2.63% senior unsecured notes due in 2020 and repurchasing a portion of the 4.25% senior unsecured notes due in 2023 and the 4.00% senior unsecured notes due in 2022, the Company recognized a $35 million loss on debt extinguishment during the year ended December 31, 2019.
Mortgage Debt
At December 31, 2021 and 2020, the Company had $350 million and $217 million, respectively, in aggregate principal of mortgage debt outstanding (excluding mortgage debt on assets held for sale and discontinued operations), which was secured by 18 and 6 healthcare facilities, respectively, with an aggregate carrying value of $811 million and $517 million, respectively.
During the years ended December 31, 2021, 2020, and 2019 the Company made aggregate principal repayments of mortgage debt of $9 million, $5 million, and $1 million, respectively (excluding mortgage debt on assets held for sale and discontinued operations).
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
In April 2021, in conjunction with the acquisition of the MOB Portfolio, the Company originated $142 million of secured mortgage debt (see Note 4) that matures in May 2026 and has a weighted average effective interest rate of 2.77% as of December 31, 2021.

Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at December 31, 2021 (dollars in thousands):

			Senior Unsecured Notes(2)		Mortgage Debt(3)
Year	Bank Line of Credit	Commercial Paper(1)	Amount	Interest Rate	Amount	Interest Rate	Total
2022	$—	$—	$—	—%	$5,048	3.80%	$5,048
2023	—	—	—	—%	90,089	3.80%	90,089
2024	—	—	—	—%	7,024	3.81%	7,024
2025	—	—	800,000	3.93%	3,209	3.80%	803,209
2026	—	1,165,975	650,000	3.39%	244,523	3.11%	2,060,498
Thereafter	—	—	3,250,000	3.24%	366	5.91%	3,250,366
	—	1,165,975	4,700,000		350,259		6,216,234
Premiums, (discounts), and debt issuance costs, net	—	—	(48,067)		1,822		(46,245)
	$—	$1,165,975	$4,651,933		$352,081		$6,169,989
_______________________________________

(1)Commercial Paper Program borrowings are backstopped by the Revolving Facility. As such, the Company calculates the weighted average remaining term of its Commercial Paper Program borrowings using the maturity date of the Revolving Facility.
(2)Effective interest rates on the senior unsecured notes range from 1.54% to 6.91% with a weighted average effective interest rate of 3.39% and a weighted average maturity of 7 years.
(3)Effective interest rates on the mortgage debt range from 2.59% to 5.91% with a weighted average effective interest rate of 3.31% and a weighted average maturity of 4 years.
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
DownREITs and Other Partnerships
In connection with the formation of certain, limited liability companies (“DownREITs”), members may contribute appreciated real estate to a DownREIT in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if a contributed property is later sold by the DownREIT, the unamortized pre-contribution gain that exists at the date of sale is specifically allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Code (“make-whole payments”). These make-whole payments include a tax gross-up provision. These indemnification agreements have expirations terms that range through 2039 on a total of 29 properties.
Additionally, the Company owns a 49% interest in an unconsolidated joint venture acquired in December 2020 as part of the Cambridge Discovery Park Acquisition (see Note 4). If the property in the joint venture is sold in a taxable transaction, the Company is generally obligated to indemnify its joint venture partner for its federal and state income taxes associated with the gain that existed at the time of the contribution to the joint venture.

Commitments
The following table summarizes the Company’s material commitments, excluding debt service obligations (see Note 11), obligations as the lessee under operating leases (see Note 7), and potential future obligations related to redeemable noncontrolling interests (see Note 13) at December 31, 2021 (in thousands):

Amount
Development and redevelopment commitments(1)	$386,647
Lease and other contractual commitments(2)	82,644
Construction loan commitments(3)	57,881
Total	$527,172
_______________________________________
(1)Represents construction and other commitments as of December 31, 2021 for developments and redevelopments in progress and includes allowances for tenant improvements that the Company has provided as a lessor.
(2)Represents the Company's commitments, as lessor, under signed leases and contracts for operating properties as of December 31, 2021 and includes allowances for tenant improvements and leasing commissions. Excludes allowances for tenant improvements related to developments and redevelopments in progress for which the Company has executed an agreement with a general contractor to complete the tenant improvements (recognized in the “Development and redevelopment commitments” line).
(3)Represents loan commitments as of December 31, 2021 to fund senior housing redevelopment and capital expenditure projects.
Credit Enhancement Guarantee
Prior to December 31, 2020, certain of the Company’s senior housing facilities served as collateral for debt that was owed by a previous owner of the facilities. This indebtedness was guaranteed by the previous owner who has an investment grade credit rating.
In conjunction with certain of the Company’s planned dispositions of SHOP assets, during October 2020, the debt to which the Company’s assets served as collateral was defeased. As part of that defeasance, the Company paid approximately $11 million of the defeasance premium during the year ended December 31, 2020, which was recognized as a transaction cost expense and reported in income (loss) from discontinued operations.
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
NOTE 13.    Equity and Redeemable Noncontrolling Interests

Dividends
On January 27, 2022, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.30 per share. The common stock cash dividend will be paid on February 22, 2022 to stockholders of record as of the close of business on February 11, 2022.
During the years ended December 31, 2021, 2020, and 2019, the Company declared and paid common stock cash dividends of $1.20, $1.48, and $1.48 per share, respectively.

At-The-Market Equity Offering Program
In February 2020, the Company established an at-the-market equity offering program (as amended from time to time, the “ATM Program”), which was most recently amended in May 2021 to increase the size of the program from $1.25 billion to $1.5 billion, pursuant to which shares of common stock having an aggregate gross sales price of up to $1.5 billion may be sold (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement (each, an “ATM forward contract”). The use of ATM forward contracts allows the Company to lock in a share price on the sale of shares at the time the ATM forward contract is effective, but defer receiving the proceeds from the sale of shares until a later date.
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
At December 31, 2021, $1.18 billion of the Company’s common stock remained available for sale under the ATM Program.
ATM Forward Contracts
During the year ended December 31, 2021, the Company utilized the forward provisions under the ATM Program to allow for the sale of an aggregate of 9.1 million shares of its common stock at an initial weighted average net price of $35.25 per share, after commissions.
During the year ended December 31, 2021, no shares were settled under ATM forward contracts. Therefore, at December 31, 2021, 9.1 million shares remained outstanding under ATM forward contracts.
During the year ended December 31, 2020, the Company did not utilize the forward provisions under the ATM Program. However, during the year ended December 31, 2020, the Company utilized the forward provisions under a previous ATM program established in 2019 to allow for the sale of an aggregate of 2.0 million shares of its common stock at an initial weighted average net price of $35.23 per share, after commissions. During the year ended December 31, 2019, the Company utilized the forward provisions under a previous ATM program established in 2019 to allow for the sale of up to an aggregate of 20.3 million shares of its common stock at an initial weighted average net price of $31.44 per share, after commissions.
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
ATM Direct Issuances
During the years ended December 31, 2021 and 2020, no shares of common stock were issued under any ATM program. During the year ended December 31, 2019, the Company issued 5.9 million shares of common stock under a previous ATM program established in 2019 at a weighted average net price of $31.84 per share, after commissions, resulting in net proceeds of $189 million.
Forward Equity Offerings
November 2019 Offering. In November 2019, the Company entered into a forward equity sales agreement (the “2019 forward equity sales agreement”) to sell an aggregate of 15.6 million shares of its common stock (including shares sold through the exercise of underwriters’ options) at an initial net price of $34.46 per share, after underwriting discounts and commissions, which was subject to adjustments for: (i) accrued interest, (ii) the forward purchasers’ stock borrowing costs, and (iii) certain fixed price reductions during the term of the agreement. During the three months ended March 31, 2020, the Company settled all 15.6 million shares under the 2019 forward equity sales agreement at a weighted average net price of $34.18 per share, resulting in net proceeds of $534 million (total net proceeds of $1.06 billion, when aggregated with the net proceeds from settling ATM forward contracts, as discussed above). Therefore, at December 31, 2021 and 2020, no shares remained outstanding under the 2019 forward equity sales agreement.

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
The following table summarizes the Company’s other common stock activities (in thousands):

	Year Ended December 31,
	2021	2020	2019
Dividend Reinvestment and Stock Purchase Plan	$81	$181	$336
Conversion of DownREIT units	8	120	213
Exercise of stock options	97	54	152
Vesting of restricted stock units	924	668	468
Repurchase of common stock	418	298	162
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	December 31,
	2021	2020
Unrealized gains (losses) on derivatives, net	$—	$(81)
Supplemental Executive Retirement Plan minimum liability	(3,147)	(3,604)
Total accumulated other comprehensive income (loss)	$(3,147)	$(3,685)
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
During the year ended December 31, 2021, one of the redeemable noncontrolling interests met the conditions for redemption and the related put option was exercised during the year then ended. Accordingly, the Company made a cash payment for the redemption value of $60 million to the related noncontrolling interest holder during the year ended December 31, 2021 and acquired the redeemable noncontrolling interest associated with this entity. The remaining redeemable noncontrolling interests had not yet met the conditions for redemption as of December 31, 2021. Three of the interests will become redeemable following the passage of a predetermined amount of time, which will occur in 2022, 2023, and 2024. The fourth interest will become redeemable at the earlier of a predetermined passage of time or stabilization of the underlying development property, which is expected to occur in 2023. The redemption values are subject to change based on the assessment of value at each redemption date. As of December 31, 2020, none of the redeemable noncontrolling interests were exercisable.

Noncontrolling Interests
The non-managing member units of the Company’s DownREITs are exchangeable for an amount of cash approximating the then-current market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company’s common stock, the carrying amount of the DownREIT units is reclassified to stockholders’ equity. At December 31, 2021, there were five million DownREIT units (seven million shares of Healthpeak common stock are issuable upon conversion) outstanding in seven DownREIT LLCs, for all of which the Company acts as the managing member. At December 31, 2021, the carrying and market values of the five million DownREIT units were $201 million and $264 million, respectively. At December 31, 2020, the carrying and market values of the five million DownREIT units were $199 million and $221 million, respectively.
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
Refer to Note 13 for a discussion of the sale of shares under and settlement of forward sales agreements during the periods presented. The Company considered the potential dilution resulting from the forward agreements to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to calculate the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. The aggregate effect on the Company’s diluted weighted-average common shares for the years ended December 31, 2021, 2020 and 2019 was 1 thousand, 201 thousand, and 2.8 million weighted-average incremental shares, respectively, from the forward equity sales agreements.

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator
Income (loss) from continuing operations	$137,728	$160,507	$175,469
Noncontrolling interests' share in continuing operations	(17,851)	(14,394)	(14,558)
Income (loss) from continuing operations attributable to Healthpeak Properties, Inc.	119,877	146,113	160,911
Less: Participating securities' share in continuing operations	(3,269)	(2,416)	(1,543)
Income (loss) from continuing operations applicable to common shares	116,608	143,697	159,368
Income (loss) from discontinued operations	388,202	267,746	(115,408)
Noncontrolling interests' share in discontinued operations	(2,539)	(296)	27
Net income (loss) applicable to common shares	$502,271	$411,147	$43,987
Denominator
Basic weighted average shares outstanding	538,930	530,555	486,255
Dilutive potential common shares - equity awards(1)	310	300	309
Dilutive potential common shares - forward equity agreements(2)	1	201	2,771
Diluted weighted average common shares	539,241	531,056	489,335
Basic earnings (loss) per common share
Continuing operations	$0.22	$0.27	$0.33
Discontinued operations	0.71	0.50	(0.24)
Net income (loss) applicable to common shares	$0.93	$0.77	$0.09
Diluted earnings (loss) per common share:
Continuing operations	$0.22	$0.27	$0.33
Discontinued operations	0.71	0.50	(0.24)
Net income (loss) applicable to common shares	$0.93	$0.77	$0.09
_______________________________________
(1)For all periods presented, represents the dilutive impact of 1 million outstanding equity awards (restricted stock units and stock options).
(2)For the year ended December 31, 2021, represents the dilutive impact of 9 million shares that have not been settled as of December 31, 2021. For the year ended December 31, 2020, represents the dilutive impact of 32 million shares that were settled during the year then ended. For the year ended December 31, 2019, represents the dilutive impact of 21 million shares that were settled during the year then ended and 30 million shares of common stock under forward sales agreements that had not been settled as of December 31, 2019.
For the years ended December 31, 2021, 2020, and 2019, all 7 million shares issuable upon conversion of DownREIT units were not included because they were anti-dilutive.

NOTE 15.    Compensation Plans

Stock Based Compensation
On May 11, 2006, the Company’s stockholders approved the 2006 Performance Incentive Plan, which was amended and restated in 2009 (“the 2006 Plan”). On May 1, 2014, the Company’s stockholders approved the 2014 Performance Incentive Plan (“the 2014 Plan”) (collectively, the “Plans”). Following the adoption of the 2014 Plan, no new awards will be issued under the 2006 Plan. The Plans provide for the granting of stock-based compensation, including stock options, restricted stock, and restricted stock units to officers, employees, and directors in connection with their employment with or services provided to the Company. The maximum number of shares reserved for awards under the 2014 Plan is 33 million shares, and, as of December 31, 2021, 26 million of the reserved shares under the 2014 Plan are available for future awards, of which 17 million shares may be issued as restricted stock or restricted stock units.
Total share-based compensation cost was $23 million, $21 million, and $18 million for the years ended December 31, 2021, 2020, and 2019, respectively. Of the total share-based compensation cost, $3 million, $2 million, and $2 million was capitalized as part of real estate for the years ended December 31, 2021, 2020, and 2019, respectively. The year ended December 31, 2019 includes a $1 million charge recognized in general and administrative expenses primarily resulting from accelerated vesting of restricted stock units related to the departure of the Company's former Executive Vice President – Senior Housing. As of December 31, 2021, there was $28 million of future expense related to unvested share-based compensation arrangements granted under the Company’s incentive plans, which is expected to be recognized over a weighted average period of 1.4 years associated with future employee service.
Stock Options
There have been no grants of stock options since 2014. Stock options outstanding and exercisable were 0.4 million at December 31, 2021 and 0.5 million at December 31, 2020. Proceeds received from stock options exercised under the Plans for the years ended December 31, 2021, 2020, and 2019 were $3 million, $2 million, and $5 million, respectively. No compensation cost related to stock options was incurred during the years ended December 31, 2021, 2020, and 2019.
Restricted Stock Awards
Under the Plans, restricted stock awards, including restricted stock units and performance stock units are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant. Restrictions on certain awards generally lapse, as provided in the Plans or in the applicable award agreement, upon retirement, a change in control or other specified events. The fair market value of restricted stock awards, both time vesting and those subject to specific performance criteria, are expensed over the period of vesting. Restricted stock units, which vest based solely upon passage of time generally vest over a period of three to six years. The fair value of restricted stock units is determined based on the closing market price of the Company's shares on the grant date. Performance stock units, which are restricted stock awards that vest dependent upon attainment of various levels of performance that equal or exceed threshold levels, generally vest in their entirety at the end of a three year performance period. The number of shares that ultimately vest can vary from 0% to 200% of target depending on the level of achievement of the performance criteria. The fair value of performance stock units is determined based on the Monte Carlo valuation model. The total grant date fair value of restricted stock and performance based units for the years ended December 31, 2021, 2020, and 2019 was $23 million, $24 million, and $21 million, respectively. The total fair value (at vesting) of restricted stock and performance based units for the years ended December 31, 2021, 2020, and 2019 was $29 million, $20 million, and $14 million, respectively. The compensation cost recognized for all restricted stock awards is net of actual forfeitures.
Upon vesting of restricted stock awards, the participant is required to pay the related tax withholding obligation. The Company reduces the number of common stock shares delivered to pay the employee tax withholding obligation. The value of the shares withheld is dependent on the closing market price of the Company’s common stock on the trading date prior to the relevant transaction occurring. During the years ended December 31, 2021, 2020, and 2019, the Company withheld 418,000, 298,000, and 162,000 shares, respectively, to offset tax withholding obligations with respect to the vesting of the restricted stock and performance restricted stock unit awards.
Holders of restricted stock awards, including restricted stock units and performance stock units, are generally entitled to receive dividends equal to the amount that would be paid on an equivalent number of shares of common stock.

The following table summarizes restricted stock award activity, including performance stock units, for the year ended December 31, 2021 (units in thousands):

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2021	1,683	$32.02
Granted	963	29.62
Vested	(924)	26.39
Forfeited	(30)	32.56
Unvested at December 31, 2021	1,692	33.72
NOTE 16.    Segment Disclosures

The Company’s reportable segments, based on how its chief operating decision makers (“CODMs”) evaluate the business and allocate resources, are as follows: (i) life science, (ii) medical office, and (iii) CCRC. The Company has non-reportable segments that are comprised primarily of the Company’s interests in the SWF SH JV and debt investments. The accounting policies of the segments are the same as those described in the Company’s Summary of Significant Accounting Policies (see Note 2).
The Company evaluates performance based on property Adjusted NOI. NOI is defined as real estate revenues (inclusive of rental and related revenues, resident fees and services, income from direct financing leases, and government grant income and exclusive of interest income), less property level operating expenses; NOI excludes all other financial statement amounts included in net income (loss). Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles, termination fees, actuarial reserves for insurance claims that have been incurred but not reported, and the impact of deferred community fee income and expense.
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

The following tables summarize information for the reportable segments (in thousands):
For the year ended December 31, 2021:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$715,844	$671,242	$471,325	$37,773	$—	$1,896,184
Government grant income(1)	—	—	1,412	—	—	1,412
Less: Interest income	—	—	—	(37,773)	—	(37,773)
Healthpeak's share of unconsolidated joint venture total revenues	5,757	2,882	6,903	67,835	—	83,377
Healthpeak's share of unconsolidated joint venture government grant income	—	—	200	1,549	—	1,749
Noncontrolling interests' share of consolidated joint venture total revenues	(292)	(35,363)	—	—	—	(35,655)
Operating expenses	(169,044)	(223,383)	(380,865)	13	—	(773,279)
Healthpeak's share of unconsolidated joint venture operating expenses	(1,836)	(1,174)	(6,639)	(51,866)	—	(61,515)
Noncontrolling interests' share of consolidated joint venture operating expenses	87	10,071	—	—	—	10,158
Adjustments to NOI(2)	(46,589)	(11,118)	3,241	(47)	—	(54,513)
Adjusted NOI	503,927	413,157	95,577	17,484	—	1,030,145
Plus: Adjustments to NOI(2)	46,589	11,118	(3,241)	47	—	54,513
Interest income	—	—	—	37,773	—	37,773
Interest expense	(232)	(2,837)	(7,701)	—	(147,210)	(157,980)
Depreciation and amortization	(303,196)	(255,746)	(125,344)	—	—	(684,286)
General and administrative	—	—	—	—	(98,303)	(98,303)
Transaction costs	(24)	(323)	(1,445)	(49)	—	(1,841)
Impairments and loan loss reserves, net	—	(21,577)	—	(1,583)	—	(23,160)
Gain (loss) on sales of real estate, net	—	190,590	—	—	—	190,590
Gain (loss) on debt extinguishments	—	—	—	—	(225,824)	(225,824)
Other income (expense), net	55	(2,725)	2,141	486	6,309	6,266
Less: Government grant income	—	—	(1,412)	—	—	(1,412)
Less: Healthpeak's share of unconsolidated joint venture NOI	(3,921)	(1,708)	(464)	(17,518)	—	(23,611)
Plus: Noncontrolling interests' share of consolidated joint venture NOI	205	25,292	—	—	—	25,497
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	243,403	355,241	(41,889)	36,640	(465,028)	128,367
Income tax benefit (expense)	—	—	—	—	3,261	3,261
Equity income (loss) from unconsolidated joint ventures	1,118	794	1,484	2,704	—	6,100
Income (loss) from continuing operations	244,521	356,035	(40,405)	39,344	(461,767)	137,728
Income (loss) from discontinued operations	—	—	—	—	388,202	388,202
Net income (loss)	$244,521	$356,035	$(40,405)	$39,344	$(73,565)	$525,930
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

For the year ended December 31, 2020:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$569,296	$622,398	$436,494	$16,687	$—	$1,644,875
Government grant income(1)	—	—	16,198	—	—	16,198
Less: Interest income	—	—	—	(16,553)	—	(16,553)
Healthpeak's share of unconsolidated joint venture total revenues	448	2,772	35,392	74,023	—	112,635
Healthpeak's share of unconsolidated joint venture government grant income	—	—	920	359	—	1,279
Noncontrolling interests' share of consolidated joint venture total revenues	(239)	(34,597)	—	—	—	(34,836)
Operating expenses	(138,005)	(204,008)	(440,528)	—	—	(782,541)
Healthpeak's share of unconsolidated joint venture operating expenses	(137)	(1,129)	(32,125)	(53,779)	—	(87,170)
Noncontrolling interests' share of consolidated joint venture operating expenses	72	10,282	—	—	—	10,354
Adjustments to NOI(2)	(20,133)	(5,544)	97,072	433	—	71,828
Adjusted NOI	411,302	390,174	113,423	21,170	—	936,069
Plus: Adjustments to NOI(2)	20,133	5,544	(97,072)	(433)	—	(71,828)
Interest income	—	—	—	16,553	—	16,553
Interest expense	(234)	(400)	(7,227)	—	(210,475)	(218,336)
Depreciation and amortization	(217,921)	(222,165)	(113,851)	(12)	—	(553,949)
General and administrative	—	—	—	—	(93,237)	(93,237)
Transaction costs	(236)	—	(17,994)	(112)	—	(18,342)
Impairments and loan loss reserves, net	(14,671)	(10,208)	—	(18,030)	—	(42,909)
Gain (loss) on sales of real estate, net	—	90,390	—	(40)	—	90,350
Gain (loss) on debt extinguishments	—	—	—	—	(42,912)	(42,912)
Other income (expense), net	—	—	187,844	41,707	5,133	234,684
Less: Government grant income	—	—	(16,198)	—	—	(16,198)
Less: Healthpeak's share of unconsolidated joint venture NOI	(311)	(1,643)	(4,187)	(20,603)	—	(26,744)
Plus: Noncontrolling interests' share of consolidated joint venture NOI	167	24,315	—	—	—	24,482
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	198,229	276,007	44,738	40,200	(341,491)	217,683
Income tax benefit (expense)(3)	—	—	—	—	9,423	9,423
Equity income (loss) from unconsolidated joint ventures	(40)	798	(1,547)	(65,810)	—	(66,599)
Income (loss) from continuing operations	198,189	276,805	43,191	(25,610)	(332,068)	160,507
Income (loss) from discontinued operations	—	—	—	—	267,746	267,746
Net income (loss)	$198,189	$276,805	$43,191	$(25,610)	$(64,322)	$428,253
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

For the year ended December 31, 2019:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$440,784	$621,171	$3,010	$175,374	$—	$1,240,339
Less: Interest income	—	—	—	(9,844)	—	(9,844)
Healthpeak's share of unconsolidated joint venture total revenues	—	2,810	211,377	23,834	—	238,021
Noncontrolling interests' share of consolidated joint venture total revenues	(187)	(33,998)	—	2,355	—	(31,830)
Operating expenses	(107,472)	(201,620)	(2,215)	(93,937)	—	(405,244)
Healthpeak's share of unconsolidated joint venture operating expenses	—	(1,107)	(170,473)	(1,996)	—	(173,576)
Noncontrolling interests' share of consolidated joint venture operating expenses	59	10,109	—	(1,536)	—	8,632
Adjustments to NOI(1)	(22,103)	(4,602)	16,985	(5,449)	—	(15,169)
Adjusted NOI	311,081	392,763	58,684	88,801	—	851,329
Plus: Adjustments to NOI(1)	22,103	4,602	(16,985)	5,449	—	15,169
Interest income	—	—	—	9,844	—	9,844
Interest expense	(277)	(434)	—	—	(216,901)	(217,612)
Depreciation and amortization	(168,339)	(221,175)	—	(45,677)	—	(435,191)
General and administrative	—	—	—	—	(92,966)	(92,966)
Transaction costs	—	—	—	—	(1,963)	(1,963)
Impairments and loan loss reserves, net	—	(17,332)	—	(376)	—	(17,708)
Gain (loss) on sales of real estate, net	3,651	3,139	—	(6,830)	—	(40)
Gain (loss) on debt extinguishments	—	—	—	—	(58,364)	(58,364)
Other income (expense), net	—	—	(5,665)	161,886	8,848	165,069
Less: Healthpeak's share of unconsolidated joint venture NOI	—	(1,703)	(40,904)	(21,838)	—	(64,445)
Plus: Noncontrolling interests' share of consolidated joint venture NOI	128	23,889	—	(819)	—	23,198
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	168,347	183,749	(4,870)	190,440	(361,346)	176,320
Income tax benefit (expense)	—	—	—	—	5,479	5,479
Equity income (loss) from unconsolidated joint ventures	—	858	(16,313)	9,125	—	(6,330)
Income (loss) from continuing operations	168,347	184,607	(21,183)	199,565	(355,867)	175,469
Income (loss) from discontinued operations	—	—	—	—	(115,408)	(115,408)
Net income (loss)	$168,347	$184,607	$(21,183)	$199,565	$(471,275)	$60,061
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
The following table summarizes the Company’s revenues by segment (in thousands):

	Year Ended
	December 31,
Segments	2021	2020	2019
Life science	$715,844	$569,296	$440,784
Medical office	671,242	622,398	621,171
CCRC	471,325	436,494	3,010
Other non-reportable	37,773	16,687	175,374
Total revenues	$1,896,184	$1,644,875	$1,240,339

The following table summarizes the Company’s total assets by segment (in thousands):

	December 31,
Segment	2021	2020
Life science	$8,257,990	$7,205,949
Medical office	6,152,512	5,197,777
CCRC	2,233,377	2,179,294
Reportable segment assets	16,643,879	14,583,020
Accumulated depreciation and amortization	(3,125,416)	(2,658,890)
Net reportable segment assets	13,518,463	11,924,130
Other non-reportable segment assets	794,172	584,432
Assets held for sale and discontinued operations, net	37,190	2,626,306
Other non-segment assets	907,694	785,221
Total assets	$15,257,519	$15,920,089
See Notes 3, 4, 5, 6, 7 and 8 for significant transactions impacting the Company's segment assets during the periods presented.
At December 31, 2021 and 2020, goodwill of $18 million, excluding goodwill relating to assets classified as discontinued operations, was allocated to the Company’s segment assets as follows: (i) $14 million for medical office, (ii) $2 million for CCRC, and (iii) $2 million for other non-reportable.
NOTE 17.     Income Taxes

The Company has elected to be taxed as a REIT under the applicable provisions of the Code beginning with the year ended December 31, 1985. The Company has also elected for certain of its subsidiaries to be treated as TRSs (the “TRS entities”), which are subject to federal and state income taxes. All entities other than the TRS entities are collectively referred to as the “REIT” within this Note 17. Certain REIT entities are also subject to state, local and foreign income taxes.
Distributions with respect to the Company’s common stock can be characterized for federal income tax purposes as ordinary dividends, capital gains, nondividend distributions or a combination thereof. The following table shows the characterization of the Company’s annual common stock distributions per share:

	Year Ended December 31,
	2021	2020	2019
Ordinary dividends(1)	$0.1523	$0.7139	$0.7633
Capital gains(2)	0.3800	0.5298	0.2714
Nondividend distributions	0.6677	0.2363	0.4453
	$1.2000	$1.4800	$1.4800
_______________________________________
(1)For the year ended December 31, 2021 the amount includes $0.1370 of ordinary dividends qualified as business income for purposes of Code Section 199A and $0.0153 of qualified dividend income for purposes of Code Section 1(h)(11). For the years ended December 31, 2020 and 2019, all $0.7139 and $0.7633, respectively, of ordinary dividends qualified as business income for purposes of Code Section 199A.
(2)Pursuant to Treasury Regulation §1.1061-6(c), the Company is disclosing additional information related to the capital gain dividends for purposes of Section 1061 of the Code. Code Section 1061 is generally applicable to direct and indirect holders of “applicable partnership interests.” The “One Year Amounts” and “Three Year Amounts” required to be disclosed are both zero with respect to the 2021 distributions, since all capital gains relate to Code Section 1231 gains.
The Company’s pretax income (loss) from continuing operations for the years ended December 31, 2021, 2020, and 2019 was $134 million, $151 million, and $170 million, respectively, of which $150 million, $80 million, and $200 million was attributable to the REIT entities for the years then ended. The TRS entities subject to tax reported income (losses) before income taxes from continuing operations of $(16) million, $71 million, and $(30) million for the years ended December 31, 2021, 2020, and 2019, respectively.

The total income tax expense (benefit) from continuing operations consists of the following components (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$126	$(9,164)	$104
State	1,003	1,431	445
Total current	$1,129	$(7,733)	$549

Deferred
Federal	$(3,469)	$(2,849)	$(5,920)
State	(921)	1,159	(108)
Total deferred	$(4,390)	$(1,690)	$(6,028)

Total income tax expense (benefit) from continuing operations	$(3,261)	$(9,423)	$(5,479)
The Company’s income tax benefit from discontinued operations was $1 million, $10 million, and $12 million for the years ended December 31, 2021, 2020, and 2019, respectively (see Note 5).
The following table reconciles income tax expense (benefit) from continuing operations at statutory rates to actual income tax expense (benefit) recorded (in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax expense (benefit) at U.S. federal statutory income tax rate on income or loss subject to tax	$(3,345)	$15,016	$(6,169)
State income tax expense (benefit), net of federal tax	(706)	4,211	(1,830)
Gross receipts and margin taxes	989	980	1,108
Effect of permanent differences	—	—	20
Return to provision adjustments	4	707	54
Valuation allowance for deferred tax assets	(203)	24,051	22
Tax rate differential ─ NOL carryback under the CARES Act	—	(3,732)	—
Change in tax status of TRS	—	(50,656)	1,316
Total income tax expense (benefit) from continuing operations	$(3,261)	$(9,423)	$(5,479)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of the Company’s deferred tax assets and liabilities from continuing operations (in thousands):

	December 31,
	2021	2020	2019
Deferred tax assets:
Investment in unconsolidated joint ventures	$—	$2,333	$40,466
Real estate	129	3,895	—
Net operating loss carryforward	71,744	68,444	33,771
Expense accruals	14,229	15,478	3,258
Deferred revenue	104,397	103,713	—
Total deferred tax assets	190,499	193,863	77,495
Valuation allowance	(35,772)	(33,519)	(4,878)
Deferred tax assets, net of valuation allowance	$154,727	$160,344	$72,617
Deferred tax liabilities:
Real estate	$61,097	$72,059	$—
Other	648	1,094	—
Deferred tax liabilities	$61,745	$73,153	$—

Net deferred tax assets	$92,982	$87,191	$72,617
Net deferred tax assets are included in other assets, net on the Consolidated Balance Sheets.
The Company records a valuation allowance against deferred tax assets in certain jurisdictions when it is not more likely than not that it can realize the related deferred tax assets. The deferred tax asset valuation allowance is adequate to reduce the total deferred tax assets to an amount that the Company estimates will “more-likely-than-not” be realized.
In conjunction with the Company establishing a plan during the year ended December 31, 2020 to dispose of all of its SHOP assets and classifying such assets as discontinued operations (see Note 5), the Company concluded it was more likely than not that it would no longer realize the future value of certain deferred tax assets generated by the net operating losses of its TRS entities. Accordingly, the Company recognized a deferred tax asset valuation allowance and corresponding income tax expense of $33 million during the year ended December 31, 2020. As of December 31, 2021, the Company had a deferred tax asset valuation allowance of $36 million.
At December 31, 2021, the Company had a net operating loss (“NOL”) carryforward of $288 million related to the TRS entities. If unused, $22 million will begin to expire in 2035. The remainder, totaling $266 million, may be carried forward indefinitely.
The following table summarizes the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2021	2020	2019
Total unrecognized tax benefits at January 1	$469	$469	$—
Gross amount of increases for prior years' tax positions	—	—	469
Total unrecognized tax benefits at December 31	$469	$469	$469
The Company had unrecognized tax benefits of $0.5 million at December 31, 2021, 2020, and 2019 that, if recognized, would reduce the annual effective tax rate. As of December 31, 2021, the Company accrued interest of $102 thousand related to the unrecognized tax benefits.
The Company files numerous U.S. federal, state and local income and franchise tax returns. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local tax examinations by taxing authorities for years prior to 2018.

NOTE 18.    Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2021	2020	2019
Supplemental cash flow information:
Interest paid, net of capitalized interest	$173,044	$209,843	$201,784
Income taxes paid (refunded)	4,521	(786)	1,426
Capitalized interest	24,084	27,041	30,459
Cash paid for amounts included in the measurement of lease liability for operating leases	10,620	9,940	8,158
Supplemental schedule of non-cash investing and financing activities:
Increase in ROU asset in exchange for new lease liability related to operating leases	28,866	32,208	5,733
Decrease in ROU asset with corresponding change in lease liability related to operating leases	8,410	—	—
Seller financing provided on disposition of real estate asset	559,745	73,498	44,812
Accrued construction costs	179,995	95,293	126,006
Net noncash impact from the consolidation of previously unconsolidated joint ventures	—	369,223	17,850
Refundable entrance fees assumed with real estate acquisitions	—	307,954	—
Retained investment in connection with SWF SH JV	—	—	427,328
Conversion of DFLs to real estate	—	—	350,540
Carrying value of mortgages assumed by buyer in real estate dispositions	143,676	—	—
Mortgages assumed with real estate acquisitions	—	251,280	172,565
Vesting of restricted stock units and conversion of non-managing member units into common stock	1,125	4,746	5,614
See Note 3 for discussion of the impact of the 2019 MTCA with Brookdale and Note 7 for discussion of the conversion of DFLs to real estate and the impact on the Company’s Consolidated Balance Sheets and Statements of Operations.
The following table summarizes certain cash flow information related to assets classified as discontinued operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Depreciation and amortization of real estate, in-place lease, and other intangibles	$—	$143,194	$224,798
Development, redevelopment, and other major improvements of real estate	5,780	30,769	74,919
Leasing costs, tenant improvements, and recurring capital expenditures	2,636	12,695	22,617

The following table summarizes cash, cash equivalents and restricted cash (in thousands):

	Year Ended December 31,
	2021	2020	2019	2021	2020	2019	2021	2020	2019
	Continuing operations			Discontinued operations			Total
Beginning of year:
Cash and cash equivalents	$44,226	$80,398	$53,979	$53,085	$63,834	$56,811	$97,311	$144,232	$110,790
Restricted cash	67,206	13,385	7,166	17,168	27,040	21,890	84,374	40,425	29,056
Cash, cash equivalents and restricted cash	$111,432	$93,783	$61,145	$70,253	$90,874	$78,701	$181,685	$184,657	$139,846
End of year:
Cash and cash equivalents	$158,287	$44,226	$80,398	$7,707	$53,085	$63,834	$165,994	$97,311	$144,232
Restricted cash	53,454	67,206	13,385	—	17,168	27,040	53,454	84,374	40,425
Cash, cash equivalents and restricted cash	$211,741	$111,432	$93,783	$7,707	$70,253	$90,874	$219,448	$181,685	$184,657
NOTE 19.    Variable Interest Entities

Unconsolidated Variable Interest Entities
At December 31, 2021, the Company had investments in: (i) two unconsolidated VIE joint ventures and (ii) marketable debt securities of one VIE. At December 31, 2020, the Company had investments in: (i) two properties leased to a VIE tenant, (ii) four unconsolidated VIE joint ventures, (iii) marketable debt securities of one VIE, and (iv) one loan to a VIE borrower. The Company determined it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (the LLC investment and Needham Land Parcel JV discussed below), it has no formal involvement in these VIEs beyond its investments.
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
Needham Land Parcel JV. In December 2021, the Company acquired a 38% interest in a life science development joint venture in Needham, Massachusetts for $13 million. Current equity at risk is not sufficient to finance the joint venture’s activities. The assets and liabilities of the entity primarily consist of real estate and debt service obligations. Any assets generated by the entity may only be used to settle its contractual obligations (primarily development expenses and debt service payments).
Loan Receivable. The Company provided seller financing related to its sale of seven senior housing triple-net facilities. The financing was provided in the form of a secured five-year mezzanine loan to a “thinly capitalized” borrower created to acquire the facilities. In September 2021, the Company sold this loan receivable (see Note 8).
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
The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at December 31, 2021 was as follows (in thousands):

VIE Type	Asset Type	Maximum Loss Exposure and Carrying Amount(1)
Continuing operations:
CMBS and LLC investment	Other assets, net	$36,101
Needham Land Parcel JV	Investments in and advances to unconsolidated joint ventures	13,566
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).
As of December 31, 2021, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
See Notes 3, 4, 8, and 9 for additional descriptions of the nature, purpose, and operating activities of the Company’s unconsolidated VIEs and interests therein.
Consolidated Variable Interest Entities
The Company’s consolidated total assets and total liabilities at December 31, 2021 and 2020 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company.
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
Life Science JVs. The Company holds a 99% ownership interest in multiple joint venture entities that own and lease life science assets (the “Life Science JVs”). The Life Science JVs are VIEs as the members share in control of the entities, but substantially all of the activities are performed on behalf of the Company. The Company consolidates the Life Science JVs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the Life Science JVs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of debt service payments and capital expenditures for the properties. Assets generated by the Life Science JVs may only be used to settle their contractual obligations (primarily from capital expenditures). Refer to Note 13 for a discussion of certain put options associated with the Life Science JVs.

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
Consolidated Lessees. The Company leased certain senior housing properties to lessee entities under cash flow leases through which the Company received monthly rent equal to the residual cash flows of the properties. The lessee entities were classified as VIEs as they were "thinly capitalized" entities. The Company consolidated the lessee entities as it had the ability to control the activities that most significantly impacted the economic performance of the lessee entities. The lessee entities’ assets primarily consisted of leasehold interests in senior housing facilities (operating leases), resident fees receivable, and cash and cash equivalents; its obligations primarily consisted of lease payments to the Company and operating expenses of the senior housing facilities (accounts payable and accrued expenses). Assets generated by the senior housing operations (primarily from senior housing resident rents) could only be used to settle contractual obligations (primarily from the rental costs, operating expenses incurred to manage such facility and debt costs). During the year ended December 31, 2021, the Company sold these senior housing properties.
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
Exchange Accommodation Titleholder. During the year ended December 31, 2021, the Company acquired two MOBs (the “acquired properties”) using reverse like-kind exchange structures pursuant to Section 1031 of the Code (a “reverse 1031 exchange”). As of December 31, 2021, the Company had not completed the reverse 1031 exchanges and as such, the acquired properties remained in the possession of Exchange Accommodation Titleholders (“EATs”). The EATs were classified as VIEs as they were “thinly capitalized” entities. The Company consolidated the EATs because it had the ability to control the activities that most significantly impacted the economic performance of the EATs and was, therefore, the primary beneficiary of the EATs. The properties held by the EATs were reflected as real estate with a carrying value of $77 million as of December 31, 2021. The assets of the EATs primarily consisted of leased properties (net real estate, including intangibles), rents receivable, and cash and cash equivalents; their obligations primarily consisted of capital expenditures for the properties. Assets generated by the EATs may only be used to settle its contractual obligations (primarily from capital expenditures).
Additionally, during the year ended December 31, 2020, the Company acquired seven MOBs, one hospital, and three life science facilities (the “acquired properties”) using reverse 1031 exchanges. As of December 31, 2020, the Company had not completed the reverse 1031 exchanges and as such, the acquired properties remained in the possession of EATs. The properties held by the EATs were reflected as real estate with a carrying value of $813 million as of December 31, 2020. The reverse 1031 exchanges described above were completed in April 2021.

Total assets and total liabilities include VIE assets and liabilities as follows (in thousands):

	December 31,
	2021	2020
Assets
Buildings and improvements	$2,303,920	$2,988,599
Development costs and construction in progress	82,303	85,595
Land	548,168	433,574
Accumulated depreciation and amortization	(551,097)	(602,491)
Net real estate	2,383,294	2,905,277
Accounts receivable, net	5,455	12,009
Cash and cash equivalents	22,295	16,550
Restricted cash	114	7,977
Intangible assets, net	117,180	179,027
Assets held for sale and discontinued operations, net	754	704,966
Right-of-use asset, net	107,993	95,407
Other assets, net	62,886	59,063
Total assets	$2,699,971	$3,980,276
Liabilities
Mortgage debt	$144,350	$39,085
Intangible liabilities, net	23,909	56,467
Liabilities related to assets held for sale and discontinued operations, net	1,677	190,919
Lease liability	99,213	97,605
Accounts payable, accrued liabilities, and other liabilities	58,440	102,391
Deferred revenue	21,546	90,183
Total liabilities	$349,135	$576,650

Total assets and liabilities related to assets held for sale and discontinued operations include VIE assets and liabilities as follows (in thousands):

	December 31,
	2021	2020
Assets
Buildings and improvements	$—	$639,759
Development costs and construction in progress	—	68
Land	—	106,209
Accumulated depreciation and amortization	—	(57,235)
Net real estate	—	688,801
Accounts receivable, net	62	1,700
Cash and cash equivalents	59	6,306
Restricted cash	—	3,124
Right-of-use asset, net	—	1,391
Other assets, net	633	3,644
Total assets	$754	$704,966
Liabilities
Mortgage debt	$—	$176,702
Lease liability	—	1,392
Accounts payable, accrued liabilities, and other liabilities	1,677	11,003
Deferred revenue	—	1,822
Total liabilities	$1,677	$190,919
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
The following table provides information regarding the Company’s concentrations with respect to certain states; the information provided is presented for the gross assets and revenues that are associated with certain real estate assets as percentages of total Company’s total assets and revenues, excluding assets classified as discontinued operations:

	Percentage of Total Company Assets		Percentage of Total Company Revenues
	December 31,		Year Ended December 31,
State	2021	2020	2021	2020	2019
California	34	30	28	21	22
Florida	11	10	17	14	2
Texas	10	9	11	9	11
Massachusetts	16	11	9	4	2
The Company’s rental revenue is generated from multiple tenants across its diverse portfolio; as a result, the inability of any single tenant to make its lease payments is unlikely to have a significant financial impact on the Company’s operations. As of December 31, 2021, the Company’s largest tenant in its life science and medical office segments accounted for 3% and 8%, respectively, of the Company’s total revenues.

NOTE 21.    Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis in the Consolidated Balance Sheets were immaterial at December 31, 2021 and 2020.
The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	December 31,
	2021(3)		2020(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$415,811	$437,607	$195,375	$201,228
Marketable debt securities(2)	21,003	21,003	20,355	20,355
Interest rate cap assets(2)	397	397	—	—
Bank line of credit and commercial paper(2)	1,165,975	1,165,975	129,590	129,590
Term loan(2)	—	—	249,182	249,182
Senior unsecured notes(1)	4,651,933	5,054,747	5,697,586	6,517,650
Mortgage debt(2)(4)	352,081	352,800	221,621	221,181
Interest rate swap liabilities(2)(5)	—	—	81	81
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
(3)During the years ended December 31, 2021 and 2020, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
(4)As of December 31, 2020, excludes mortgage debt on assets held for sale and discontinued operations of $319 million.
(5)Interest rate swap liabilities are recorded in liabilities related to assets held for sale and discontinued operations, net on the Consolidated Balance Sheets.
NOTE 22.    Derivative Financial Instruments

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
The following table summarizes the Company’s outstanding interest rate cap agreements as of December 31, 2021 (in thousands):

Date Entered	Maturity Date	Hedge Designation	Notional	Strike Rate	Index	Fair Value(1)
April 2021(2)	May 2024	Non-designated	$142,100	2.00%	1 mo. USD-LIBOR-BBA	$397
_____________________________
(1)Derivative assets are recorded in other assets, net in the Consolidated Balance Sheets.
(2)Represents two interest rate cap agreements that manage the Company’s exposure to variable cash flows on certain mortgage debt borrowings by limiting interest rates.
In March 2021, the Company repaid $39 million of variable rate secured debt on two SHOP assets and terminated the two remaining related interest rate swap contracts. Therefore, at December 31, 2021, the Company had no remaining interest rate swap contracts.
In conjunction with the sale of the Aegis NNN Portfolio (see Note 5) in December 2020, the Company paid off $6 million of variable rate secured debt and terminated the related interest rate swap contract.
Concurrent with the sale of its interest in the U.K. JV in December 2019 (see Note 9), the Company paid-off the remainder of its GBP-denominated borrowings under the Revolving Facility and terminated its previously-designated net investment hedge.

NOTE 23.    Accounts Payable, Accrued Liabilities, and Other Liabilities

The following table summarizes the Company’s accounts payable, accrued liabilities, and other liabilities, excluding accounts payable, accrued liabilities, and other liabilities related to assets classified as discontinued operations (in thousands):

	December 31,
	2021	2020
Refundable entrance fees(1)	$288,409	$317,444
Accrued construction costs	179,995	95,293
Accrued interest	59,342	78,735
Other accounts payable, and accrued liabilities	227,638	269,145
Accounts payable, accrued liabilities, and other liabilities	$755,384	$760,617
_______________________________________
(1)At December 31, 2021 and 2020, unamortized nonrefundable entrance fee liabilities were $496 million and $484 million, respectively, which are recorded within deferred revenue on the Consolidated Balance Sheets. During the year ended December 31, 2021, the Company collected nonrefundable entrance fees of $89 million and recognized amortization of $76 million, which is included within resident fees and services on the Consolidated Statements of Operations.

NOTE 24.    Selected Quarterly Financial Data (Unaudited)

The following tables summarize selected quarterly information for the years ended December 31, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended 2021
	March 31	June 30	September 30	December 31
Total revenues	$455,276	$476,238	$481,465	$483,205
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	(121,900)	166,435	58,329	25,503
Income (loss) from continuing operations	(120,585)	168,065	61,305	28,943
Income (loss) from discontinued operations	270,008	113,960	601	3,633
Net income (loss)	149,423	282,025	61,906	32,576
Net income (loss) applicable to Healthpeak Properties, Inc.	145,788	276,280	54,711	28,761
Dividends paid per common share	0.30	0.30	0.30	0.30
Basic earnings (loss) per common share:
Continuing operations	(0.23)	0.30	0.10	0.05
Discontinued operations	0.50	0.21	0.00	0.00
Diluted earnings (loss) per common share:
Continuing operations	(0.23)	0.30	0.10	0.05
Discontinued operations	0.50	0.21	0.00	0.00

	Three Months Ended 2020
	March 31	June 30	September 30	December 31
Total revenues	$381,054	$408,559	$423,565	$431,697
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	128,410	78,182	13,957	(2,866)
Income (loss) from continuing operations	147,132	60,341	(27,762)	(19,204)
Income (loss) from discontinued operations	135,408	(5,292)	(31,819)	169,449
Net income (loss)	282,540	55,049	(59,581)	150,245
Net income (loss) applicable to Healthpeak Properties, Inc.	279,080	51,506	(63,417)	146,394
Dividends paid per common share	0.37	0.37	0.37	0.37
Basic earnings (loss) per common share:
Continuing operations	0.28	0.10	(0.06)	(0.04)
Discontinued operations	0.27	(0.01)	(0.06)	0.31
Diluted earnings (loss) per common share:
Continuing operations	0.28	0.10	(0.06)	(0.04)
Discontinued operations	0.26	(0.01)	(0.06)	0.31

Schedule II: Valuation and Qualifying Accounts

(In thousands)

Allowance Accounts(1)		Additions
Year Ended December 31,	Balance at Beginning of Year	Amounts Charged Against Operations, net	Acquired Properties	Deductions(2)	Balance at End of Year
Continuing operations:
2021	$3,994	$—	$—	$(2,124)	$1,870
2020	387	76	3,531	—	3,994
2019	146	(146)	387	—	387
Discontinued operations:
2021	$5,873	$46	$—	$(1,781)	$4,138
2020	4,178	1,026	175	494	5,873
2019	2,255	1,695	928	(700)	4,178
_______________________________________
(1)Includes allowance for doubtful accounts and straight-line rent reserves. Excludes reserves for loan losses which are disclosed in Note 8 to the Consolidated Financial Statements.
(2)Primarily includes the write-off of uncollectible accounts, dispositions, and other net reductions in the reserves.

Schedule III: Real Estate and Accumulated Depreciation

(in thousands)

			Encumbrances at December 31, 2021	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2021			Accumulated Depreciation(5)	Year Acquired/ Constructed
	City	State		Land(1)	Buildings and Improvements(2)		Land	Buildings and Improvements	Total(3)(4)

Continuing operations:
Life science
1483	Brisbane	CA	$—	$8,498	$500	$77,109	$8,498	$77,609	$86,107	$—	2007
1484	Brisbane	CA	—	11,331	689	153,367	11,331	154,056	165,387	—	2007
1485	Brisbane	CA	—	11,331	600	136,814	11,331	137,414	148,745	(392)	2007
1486	Brisbane	CA	—	11,331	—	135,352	11,331	135,352	146,683	(11,031)	2020
1487	Brisbane	CA	—	8,498	—	76,328	8,498	76,328	84,826	(2,028)	2020
2874	Brisbane	CA	—	64,186	62,318	17,425	64,186	79,119	143,305	(6,558)	2019
2875	Brisbane	CA	—	58,410	56,623	8,527	58,410	64,701	123,111	(6,575)	2019
1401	Hayward	CA	—	900	7,100	7,554	1,244	13,457	14,701	(2,959)	2007
1402	Hayward	CA	—	1,500	6,400	4,332	1,719	6,838	8,557	(2,326)	2007
1403	Hayward	CA	—	1,900	7,100	11,768	1,900	17,164	19,064	(5,572)	2007
1404	Hayward	CA	—	2,200	17,200	7,622	2,200	24,822	27,022	(7,250)	2007
1405	Hayward	CA	—	1,000	3,200	8,110	1,000	3,837	4,837	(1,270)	2007
1549	Hayward	CA	—	1,006	4,259	6,730	1,055	8,510	9,565	(3,242)	2007
1550	Hayward	CA	—	677	2,761	5,837	710	3,057	3,767	(1,915)	2007
1551	Hayward	CA	—	661	1,995	4,789	693	2,565	3,258	(1,428)	2007
1552	Hayward	CA	—	1,187	7,139	2,543	1,222	8,539	9,761	(4,519)	2007
1553	Hayward	CA	—	1,189	9,465	7,361	1,225	16,230	17,455	(9,976)	2007
1554	Hayward	CA	—	1,246	5,179	10,542	1,283	13,923	15,206	(3,628)	2007
1555	Hayward	CA	—	1,521	13,546	7,541	1,566	20,982	22,548	(11,751)	2007
1556	Hayward	CA	—	1,212	5,120	4,726	1,249	6,856	8,105	(3,730)	2007
1424	La Jolla	CA	—	9,600	25,283	33,183	9,719	52,874	62,593	(10,149)	2007
1425	La Jolla	CA	—	6,200	19,883	1,661	6,276	21,369	27,645	(8,215)	2007
1426	La Jolla	CA	—	7,200	12,412	14,394	7,286	23,357	30,643	(11,497)	2007
1427	La Jolla	CA	—	8,700	16,983	8,794	8,767	22,804	31,571	(10,536)	2007
1949	La Jolla	CA	—	2,686	11,045	18,054	2,686	28,565	31,251	(5,028)	2011
2229	La Jolla	CA	—	8,753	32,528	10,755	8,777	42,811	51,588	(11,027)	2014
1470	Poway	CA	—	5,826	12,200	6,048	5,826	12,541	18,367	(4,462)	2007
1471	Poway	CA	—	5,978	14,200	4,253	5,978	14,200	20,178	(5,118)	2007
1472	Poway	CA	—	8,654	—	11,906	8,654	11,906	20,560	(2,911)	2007
1473	Poway	CA	—	11,024	2,405	26,607	11,024	29,012	40,036	(7,448)	2019
1474	Poway	CA	—	5,051	—	19,939	5,051	19,939	24,990	(2,974)	2019
1475	Poway	CA	—	5,655	—	10,302	5,655	10,302	15,957	(322)	2020
1478	Poway	CA	—	6,700	14,400	6,145	6,700	14,400	21,100	(5,190)	2007
1499	Redwood City	CA	—	3,400	5,500	3,378	3,407	7,252	10,659	(3,015)	2007
1500	Redwood City	CA	—	2,500	4,100	1,695	2,506	5,033	7,539	(2,098)	2007
1501	Redwood City	CA	—	3,600	4,600	2,331	3,607	6,487	10,094	(2,496)	2007
1502	Redwood City	CA	—	3,100	5,100	1,618	3,107	6,347	9,454	(2,696)	2007
1503	Redwood City	CA	—	4,800	17,300	10,013	4,818	25,528	30,346	(6,998)	2007
1504	Redwood City	CA	—	5,400	15,500	11,976	5,418	27,441	32,859	(9,043)	2007
1505	Redwood City	CA	—	3,000	3,500	4,250	3,006	7,275	10,281	(2,207)	2007
1506	Redwood City	CA	—	6,000	14,300	14,666	6,018	28,323	34,341	(12,058)	2007
1507	Redwood City	CA	—	1,900	12,800	17,220	1,912	25,715	27,627	(8,456)	2007
1508	Redwood City	CA	—	2,700	11,300	22,736	2,712	28,461	31,173	(6,318)	2007
1509	Redwood City	CA	—	2,700	10,900	10,476	2,712	16,114	18,826	(7,618)	2007
1510	Redwood City	CA	—	2,200	12,000	10,584	2,212	18,386	20,598	(6,171)	2007
1511	Redwood City	CA	—	2,600	9,300	21,480	2,612	30,157	32,769	(6,711)	2007
1512	Redwood City	CA	—	3,300	18,000	13,420	3,300	31,392	34,692	(14,828)	2007
1513	Redwood City	CA	—	3,300	17,900	15,835	3,326	29,842	33,168	(13,568)	2007
678	San Diego	CA	—	2,603	11,051	3,341	2,603	14,392	16,995	(6,112)	2002
679	San Diego	CA	—	5,269	23,566	32,229	5,669	52,094	57,763	(18,818)	2002
837	San Diego	CA	—	4,630	2,028	9,147	4,630	5,240	9,870	(2,019)	2006
838	San Diego	CA	—	2,040	903	5,268	2,040	4,217	6,257	(1,095)	2006
839	San Diego	CA	—	3,940	3,184	7,320	4,046	5,951	9,997	(1,814)	2006
840	San Diego	CA	—	5,690	4,579	1,114	5,830	5,126	10,956	(2,252)	2006
1418	San Diego	CA	—	11,700	31,243	61,052	11,700	85,932	97,632	(9,191)	2007
1419	San Diego	CA	—	2,324	—	29,811	2,324	29,811	32,135	—	2007
1420	San Diego	CA	—	4,200	—	33,662	4,200	33,662	37,862	—	2007
1421	San Diego	CA	—	7,000	33,779	1,209	7,000	34,988	41,988	(13,228)	2007
1422	San Diego	CA	—	7,179	3,687	5,174	7,336	8,661	15,997	(4,864)	2007
1423	San Diego	CA	—	8,400	33,144	32,176	8,400	65,312	73,712	(14,492)	2007
1514	San Diego	CA	—	5,200	—	—	5,200	—	5,200	—	2007
1558	San Diego	CA	—	7,740	22,654	21,623	7,888	40,559	48,447	(22,683)	2007
1947	San Diego	CA	—	2,581	10,534	4,444	2,581	14,979	17,560	(6,253)	2011
1948	San Diego	CA	—	5,879	25,305	9,844	5,879	32,844	38,723	(9,683)	2011
2197	San Diego	CA	—	7,621	3,913	8,761	7,626	11,372	18,998	(5,189)	2007
2476	San Diego	CA	—	7,661	9,918	13,711	7,661	23,629	31,290	(1,384)	2016
2477	San Diego	CA	—	9,207	14,613	6,641	9,207	21,254	30,461	(5,140)	2016
2478	San Diego	CA	—	6,000	—	16,650	6,000	16,650	22,650	—	2016
2617	San Diego	CA	—	2,734	5,195	16,693	2,734	21,888	24,622	(4,899)	2017
2618	San Diego	CA	—	4,100	12,395	22,854	4,100	35,249	39,349	(6,078)	2017
2622	San Diego	CA	—	—	—	17,025	—	17,025	17,025	(792)	2020
2872	San Diego	CA	—	10,120	38,351	1,044	10,120	39,996	50,116	(5,396)	2018
2873	San Diego	CA	—	6,052	14,122	1,307	6,052	15,566	21,618	(1,909)	2018

			Encumbrances at December 31, 2021	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2021			Accumulated Depreciation(5)	Year Acquired/ Constructed
	City	State		Land(1)	Buildings and Improvements(2)		Land	Buildings and Improvements	Total(3)(4)
3069	San Diego	CA	—	7,054	7,794	19,581	7,054	27,037	34,091	(881)	2019
3110	San Diego	CA	—	20,543	—	(31)	20,543	(31)	20,512	—	2021
1407	South San Francisco	CA	—	7,182	12,140	12,619	7,186	15,429	22,615	(6,797)	2007
1408	South San Francisco	CA	—	9,000	17,800	1,498	9,000	17,903	26,903	(10,734)	2007
1409	South San Francisco	CA	—	18,000	38,043	4,703	18,000	40,116	58,116	(23,924)	2007
1410	South San Francisco	CA	—	4,900	18,100	12,945	4,900	30,570	35,470	(10,841)	2007
1411	South San Francisco	CA	—	8,000	27,700	39,099	8,000	65,915	73,915	(16,138)	2007
1412	South San Francisco	CA	—	10,100	22,521	4,591	10,100	25,082	35,182	(9,017)	2007
1413	South San Francisco	CA	—	8,000	28,299	8,822	8,000	36,774	44,774	(14,040)	2007
1414	South San Francisco	CA	—	3,700	20,800	2,460	3,700	21,286	24,986	(8,423)	2007
1430	South San Francisco	CA	—	10,700	23,621	28,766	10,700	49,922	60,622	(9,642)	2007
1431	South San Francisco	CA	—	7,000	15,500	9,962	7,000	25,402	32,402	(7,924)	2007
1435	South San Francisco	CA	—	13,800	42,500	37,058	13,800	79,558	93,358	(30,980)	2008
1436	South San Francisco	CA	—	14,500	45,300	36,935	14,500	82,235	96,735	(31,332)	2008
1437	South San Francisco	CA	—	9,400	24,800	51,675	9,400	65,204	74,604	(21,850)	2008
1439	South San Francisco	CA	—	11,900	68,848	550	11,900	69,398	81,298	(24,852)	2007
1440	South San Francisco	CA	—	10,000	57,954	400	10,000	58,355	68,355	(20,943)	2007
1441	South San Francisco	CA	—	9,300	43,549	8	9,300	43,557	52,857	(15,700)	2007
1442	South San Francisco	CA	—	11,000	47,289	179	11,000	47,386	58,386	(17,049)	2007
1443	South San Francisco	CA	—	13,200	60,932	2,642	13,200	62,319	75,519	(22,303)	2007
1444	South San Francisco	CA	—	10,500	33,776	974	10,500	34,750	45,250	(12,611)	2007
1445	South San Francisco	CA	—	10,600	34,083	9	10,600	34,092	44,692	(12,289)	2007
1458	South San Francisco	CA	—	10,900	20,900	10,873	10,909	23,645	34,554	(7,995)	2007
1459	South San Francisco	CA	—	9,800	400	37,120	9,800	37,126	46,926	—	2007
1462	South San Francisco	CA	—	7,117	600	5,892	7,117	4,706	11,823	(1,451)	2007
1463	South San Francisco	CA	—	10,381	2,300	20,991	10,381	20,944	31,325	(6,798)	2007
1464	South San Francisco	CA	—	7,403	700	11,638	7,403	7,987	15,390	(2,245)	2007
1468	South San Francisco	CA	—	10,100	24,013	15,570	10,100	35,828	45,928	(11,552)	2007
1480	South San Francisco	CA	—	32,210	3,110	50,355	32,210	53,465	85,675	—	2007
1559	South San Francisco	CA	—	5,666	5,773	12,970	5,695	18,645	24,340	(17,861)	2007
1560	South San Francisco	CA	—	1,204	1,293	2,888	1,210	3,970	5,180	(2,217)	2007
1983	South San Francisco	CA	—	8,648	—	96,596	8,648	96,596	105,244	(25,047)	2016
1984	South San Francisco	CA	—	7,845	—	93,570	7,844	93,192	101,036	(21,650)	2017
1985	South San Francisco	CA	—	6,708	—	122,891	6,708	122,891	129,599	(25,171)	2017
1986	South San Francisco	CA	—	6,708	—	108,717	6,708	108,717	115,425	(18,117)	2018
1987	South San Francisco	CA	—	8,544	—	100,703	8,544	100,703	109,247	(13,741)	2019
1988	South San Francisco	CA	—	10,120	—	120,091	10,120	120,091	130,211	(17,262)	2019
1989	South San Francisco	CA	—	9,169	—	100,023	9,169	100,023	109,192	(8,784)	2020
2553	South San Francisco	CA	—	2,897	8,691	4,951	2,897	13,642	16,539	(3,246)	2015
2554	South San Francisco	CA	—	995	2,754	3,090	995	5,229	6,224	(703)	2015
2555	South San Francisco	CA	—	2,202	10,776	2,200	2,202	12,908	15,110	(2,197)	2015
2556	South San Francisco	CA	—	2,962	15,108	1,107	2,962	16,215	19,177	(2,908)	2015
2557	South San Francisco	CA	—	2,453	13,063	3,616	2,453	16,679	19,132	(4,071)	2015
2558	South San Francisco	CA	—	1,163	5,925	315	1,163	6,240	7,403	(1,062)	2015
2614	South San Francisco	CA	—	5,079	8,584	1,731	5,083	8,949	14,032	(6,519)	2007
2615	South San Francisco	CA	—	7,984	13,495	3,243	7,988	14,203	22,191	(10,325)	2007
2616	South San Francisco	CA	—	8,355	14,121	2,368	8,358	14,809	23,167	(8,088)	2007
2624	South San Francisco	CA	—	25,502	42,910	13,246	25,502	55,687	81,189	(8,875)	2017
2870	South San Francisco	CA	—	23,297	41,797	28,649	23,297	70,446	93,743	(8,892)	2018
2871	South San Francisco	CA	—	20,293	41,262	21,501	20,293	62,763	83,056	(11,105)	2018
3100	South San Francisco	CA	—	24,062	—	577	24,062	577	24,639	—	2021
3101	South San Francisco	CA	—	61,189	—	833	61,189	833	62,022	—	2021
3102	South San Francisco	CA	—	43,885	—	376	43,885	376	44,261	—	2021
2705	Cambridge	MA	—	24,371	128,498	41	24,371	128,539	152,910	(4,661)	2020
2706	Cambridge	MA	—	15,473	149,051	8	15,473	149,059	164,532	(5,921)	2020
2707	Cambridge	MA	—	25,549	229,547	991	25,549	230,538	256,087	(8,323)	2020
2708	Cambridge	MA	—	—	17,751	227	—	17,977	17,977	(483)	2020
2709	Cambridge	MA	—	—	15,451	—	—	15,451	15,451	(418)	2020
2928	Cambridge	MA	—	44,215	24,120	2,630	44,215	25,521	69,736	(1,851)	2019
2929	Cambridge	MA	—	20,517	—	54,470	20,517	54,470	74,987	—	2019
3074	Cambridge	MA	—	78,762	252,153	8,946	78,762	261,099	339,861	(16,278)	2019
3106	Cambridge	MA	—	20,669	2,970	—	20,669	2,970	23,639	(34)	2021
3107	Cambridge	MA	—	19,009	12,327	—	19,009	12,327	31,336	(120)	2021
3108	Cambridge	MA	—	123,074	7,513	—	123,074	7,513	130,587	(97)	2021
3109	Cambridge	MA	—	5,903	—	—	5,903	—	5,903	—	2021
3112	Cambridge	MA	—	23,402	47,637	—	23,402	47,637	71,039	(438)	2021
3113	Cambridge	MA	—	35,831	—	489	35,831	489	36,320	—	2021
3114	Cambridge	MA	—	22,969	—	(329)	22,969	(329)	22,640	—	2021
3115	Cambridge	MA	—	66,786	—	(18)	66,786	(18)	66,768	—	2021
3119	Cambridge	MA	—	—	29,656	—	—	29,656	29,656	(157)	2021
3120	Cambridge	MA	—	18,050	—	16	18,050	16	18,066	—	2021
3122	Cambridge	MA	—	25,247	—	106	25,247	106	25,353	—	2021
3136	Cambridge	MA	—	4,108	—	(2)	4,108	(2)	4,106	—	2021
3137	Cambridge	MA	—	41,314	—	89	41,314	89	41,403	—	2021
2630	Lexington	MA	—	16,411	49,681	606	16,411	50,288	66,699	(9,471)	2017
2631	Lexington	MA	—	7,759	142,081	23,120	7,759	163,483	171,242	(20,200)	2017
2632	Lexington	MA	—	—	21,390	125,368	—	146,758	146,758	(5,828)	2020
3070	Lexington	MA	—	14,013	17,083	37	14,013	17,120	31,133	(1,599)	2019
3071	Lexington	MA	—	14,930	16,677	231	14,930	16,153	31,083	(1,192)	2019
3072	Lexington	MA	—	34,598	43,032	—	34,598	42,744	77,342	(4,130)	2019
3073	Lexington	MA	—	37,050	44,647	53	37,050	44,699	81,749	(4,398)	2019
3093	Waltham	MA	—	47,791	275,556	17,027	47,791	290,923	338,714	(15,528)	2020

			Encumbrances at December 31, 2021	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2021			Accumulated Depreciation(5)	Year Acquired/ Constructed
	City	State		Land(1)	Buildings and Improvements(2)		Land	Buildings and Improvements	Total(3)(4)
2011	Durham	NC	—	448	6,152	22,660	448	23,154	23,602	(6,419)	2011
2030	Durham	NC	—	1,920	5,661	34,804	1,920	40,465	42,385	(14,789)	2012
9999	Denton	TX	—	100	—	72	100	—	100	—	2016
464	Salt Lake City	UT	—	630	6,921	2,562	630	9,484	10,114	(4,916)	2001
465	Salt Lake City	UT	—	125	6,368	68	125	6,436	6,561	(2,971)	2001
466	Salt Lake City	UT	—	—	14,614	73	—	13,213	13,213	(4,711)	2001
799	Salt Lake City	UT	—	—	14,600	116	—	14,716	14,716	(5,354)	2007
1593	Salt Lake City	UT	—	—	23,998	35	—	24,033	24,033	(8,302)	2010
			$—	$1,876,425	$3,412,856	$2,958,828	$1,878,851	$6,172,710	$8,051,561	$(1,143,340)

			Encumbrances at December 31, 2021	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2021			Accumulated Depreciation(5)	Year Acquired/ Constructed
	City	State		Land(1)	Buildings and Improvements(2)		Land	Buildings and Improvements	Total(3)(4)
Medical office
638	Anchorage	AK	$—	$1,456	$10,650	$13,322	$1,456	$21,637	$23,093	$(8,880)	2006
126	Sherwood	AR	—	709	9,604	—	709	9,599	10,308	(6,471)	1989
2572	Springdale	AR	—	—	27,714	—	—	27,714	27,714	(4,581)	2016
520	Chandler	AZ	—	3,669	13,503	7,644	3,799	19,364	23,163	(7,702)	2002
113	Glendale	AZ	—	1,565	7,050	20	1,565	7,225	8,790	(4,969)	1988
2040	Mesa	AZ	—	—	17,314	2,128	—	18,748	18,748	(4,369)	2012
1066	Scottsdale	AZ	—	5,115	14,064	6,565	4,839	18,403	23,242	(6,943)	2006
2021	Scottsdale	AZ	—	—	12,312	6,940	—	18,193	18,193	(7,494)	2012
2022	Scottsdale	AZ	—	—	9,179	3,740	—	12,228	12,228	(5,473)	2012
2023	Scottsdale	AZ	—	—	6,398	2,351	—	8,309	8,309	(3,811)	2012
2024	Scottsdale	AZ	—	—	9,522	1,143	32	10,195	10,227	(4,055)	2012
2025	Scottsdale	AZ	—	—	4,102	2,507	—	6,210	6,210	(3,188)	2012
2026	Scottsdale	AZ	—	—	3,655	2,335	—	5,703	5,703	(2,273)	2012
2027	Scottsdale	AZ	—	—	7,168	3,015	—	9,756	9,756	(4,277)	2012
2028	Scottsdale	AZ	—	—	6,659	5,250	—	11,434	11,434	(4,083)	2012
2696	Scottsdale	AZ	—	10,151	14,925	1,904	10,211	16,761	26,972	(1,957)	2020
1041	Brentwood	CA	—	—	30,864	3,135	309	32,769	33,078	(13,284)	2006
1200	Encino	CA	—	6,151	10,438	7,662	6,756	14,969	21,725	(6,657)	2006
1038	Fresno	CA	—	3,652	29,113	21,935	3,652	51,048	54,700	(21,220)	2006
436	Murrieta	CA	—	400	9,266	5,295	749	12,215	12,964	(7,776)	1999
239	Poway	CA	—	2,700	10,839	5,835	3,013	13,344	16,357	(8,386)	1997
2654	Riverside	CA	—	2,758	9,908	959	2,758	10,748	13,506	(1,779)	2017
318	Sacramento	CA	—	2,860	37,566	28,185	2,911	63,572	66,483	(21,962)	1998
2404	Sacramento	CA	—	1,268	5,109	1,210	1,299	6,149	7,448	(1,967)	2015
421	San Diego	CA	—	2,910	19,984	16,437	2,964	35,048	38,012	(14,595)	1999
564	San Jose	CA	—	1,935	1,728	3,437	1,935	3,204	5,139	(1,477)	2003
565	San Jose	CA	—	1,460	7,672	1,322	1,460	8,452	9,912	(3,955)	2003
659	Los Gatos	CA	—	1,718	3,124	1,191	1,758	3,837	5,595	(1,567)	2000
439	Valencia	CA	—	2,300	6,967	5,062	2,404	9,736	12,140	(5,468)	1999
440	West Hills	CA	—	2,100	11,595	6,212	2,259	12,889	15,148	(7,186)	1999
3008	West Hills	CA	12,010	5,795	13,933	546	5,795	14,399	20,194	(450)	2021
728	Aurora	CO	—	—	8,764	4,492	—	9,533	9,533	(4,055)	2005
1196	Aurora	CO	—	210	12,362	7,988	210	18,831	19,041	(6,745)	2006
1197	Aurora	CO	—	200	8,414	7,286	285	14,469	14,754	(5,512)	2006
127	Colorado Springs	CO	—	690	8,338	—	690	8,415	9,105	(5,683)	1989
882	Colorado Springs	CO	—	—	12,933	11,973	—	20,602	20,602	(8,610)	2006
1199	Denver	CO	—	493	7,897	2,793	622	9,557	10,179	(4,360)	2006
808	Englewood	CO	—	—	8,616	11,321	11	17,120	17,131	(9,071)	2005
809	Englewood	CO	—	—	8,449	8,818	—	14,490	14,490	(5,490)	2005
810	Englewood	CO	—	—	8,040	14,422	—	18,288	18,288	(7,528)	2005
811	Englewood	CO	—	—	8,472	14,365	—	19,838	19,838	(7,328)	2005
2658	Highlands Ranch	CO	—	1,637	10,063	—	1,637	10,063	11,700	(1,548)	2017
812	Littleton	CO	—	—	4,562	3,574	257	6,293	6,550	(2,947)	2005
813	Littleton	CO	—	—	4,926	3,267	106	6,730	6,836	(2,691)	2005
570	Lone Tree	CO	—	—	—	23,058	—	21,596	21,596	(9,069)	2003
666	Lone Tree	CO	—	—	23,274	5,592	17	26,273	26,290	(10,676)	2000
2233	Lone Tree	CO	—	—	6,734	32,347	—	38,472	38,472	(11,146)	2014
3000	Lone Tree	CO	—	4,393	31,643	3,201	4,393	34,844	39,237	(746)	2021
510	Thornton	CO	—	236	10,206	13,754	463	21,383	21,846	(5,870)	2002
434	Atlantis	FL	—	—	2,027	552	5	2,335	2,340	(1,422)	1999
435	Atlantis	FL	—	—	2,000	1,206	—	2,533	2,533	(1,580)	1999
602	Atlantis	FL	—	455	2,231	1,029	455	2,692	3,147	(1,334)	2000
2963	Brooksville	FL	—	—	—	11,509	—	11,509	11,509	(308)	2019
604	Englewood	FL	—	170	1,134	1,165	226	1,867	2,093	(628)	2000
2962	Jacksonville	FL	—	—	—	11,751	—	11,751	11,751	—	2019
609	Kissimmee	FL	—	788	174	1,246	788	1,239	2,027	(426)	2000
610	Kissimmee	FL	—	481	347	858	494	619	1,113	(332)	2000
671	Kissimmee	FL	—	—	7,574	2,760	—	8,253	8,253	(3,617)	2000
603	Lake Worth	FL	—	1,507	2,894	1,807	1,507	3,042	4,549	(1,450)	2000
612	Margate	FL	—	1,553	6,898	2,598	1,553	8,683	10,236	(3,833)	2000
613	Miami	FL	—	4,392	11,841	14,563	4,392	22,458	26,850	(6,372)	2000
2202	Miami	FL	—	—	13,123	10,989	—	23,516	23,516	(7,460)	2014
2203	Miami	FL	—	—	8,877	4,544	—	12,987	12,987	(4,067)	2014
1067	Milton	FL	—	—	8,566	1,043	—	9,528	9,528	(3,459)	2006
2577	Naples	FL	—	—	29,186	1,805	—	30,991	30,991	(4,816)	2016
2578	Naples	FL	—	—	18,819	667	—	19,486	19,486	(2,586)	2016
2964	Okeechobee	FL	—	—	—	15,219	—	15,219	15,219	—	2019
563	Orlando	FL	—	2,144	5,136	16,445	12,268	7,717	19,985	(5,849)	2003
833	Pace	FL	—	—	10,309	4,168	54	11,744	11,798	(4,138)	2006
834	Pensacola	FL	—	—	11,166	669	—	11,358	11,358	(3,969)	2006
673	Plantation	FL	—	1,091	7,176	2,843	1,091	9,014	10,105	(3,654)	2002
674	Plantantion	FL	—	—	8,273	9	—	8,282	8,282	(210)	2021
2579	Punta Gorda	FL	—	—	9,379	279	—	9,658	9,658	(1,398)	2016
2833	St. Petersburg	FL	—	—	13,754	14,478	—	23,083	23,083	(8,143)	2006
2836	Tampa	FL	—	1,967	6,618	8,661	2,700	10,614	13,314	(6,370)	2006
887	Atlanta	GA	—	4,300	13,690	—	4,300	11,890	16,190	(8,818)	2007
2576	Statesboro	GA	—	—	10,234	439	—	10,673	10,673	(2,111)	2016
3006	Arlington Heights	IL	4,830	3,011	9,651	12	3,011	9,642	12,653	(316)	2021
2702	Bolingbrook	IL	—	—	21,237	612	—	21,833	21,833	(999)	2020
3004	Highland Park	IL	5,816	2,767	11,491	104	2,767	11,572	14,339	(302)	2021
3005	Lockport	IL	10,942	3,106	22,645	—	3,106	22,645	25,751	(564)	2021

			Encumbrances at December 31, 2021	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2021			Accumulated Depreciation(5)	Year Acquired/ Constructed
	City	State		Land(1)	Buildings and Improvements(2)		Land	Buildings and Improvements	Total(3)(4)
1065	Marion	IL	—	99	11,538	2,192	100	13,254	13,354	(5,112)	2006
2719	Marion	IL	—	—	—	4,767	—	4,767	4,767	—	2021
2697	Indianapolis	IN	—	—	59,746	479	—	60,224	60,224	(2,199)	2020
2699	Indianapolis	IN	—	—	23,211	590	—	23,800	23,800	(826)	2020
2701	Indianapolis	IN	—	478	1,637	86	478	1,724	2,202	(132)	2020
2698	Mooresville	IN	—	—	20,646	640	—	21,280	21,280	(741)	2020
1057	Newburgh	IN	—	—	14,019	5,315	—	19,306	19,306	(8,422)	2006
2700	Zionsville	IN	—	2,969	7,281	718	2,984	7,963	10,947	(385)	2020
2039	Kansas City	KS	—	440	2,173	153	448	2,273	2,721	(586)	2012
112	Overland Park	KS	—	2,316	10,681	24	2,316	10,797	13,113	(7,673)	1988
2043	Overland Park	KS	—	—	7,668	1,759	—	9,163	9,163	(2,664)	2012
3062	Overland Park	KS	—	872	11,813	430	978	11,715	12,693	(1,471)	2019
483	Wichita	KS	—	530	3,341	713	530	3,617	4,147	(1,654)	2001
3018	Wichita	KS	—	3,946	39,795	—	3,946	39,795	43,741	(678)	2021
1064	Lexington	KY	—	—	12,726	2,776	—	14,614	14,614	(5,659)	2006
735	Louisville	KY	—	936	8,426	18,685	936	23,267	24,203	(11,961)	2005
737	Louisville	KY	—	835	27,627	10,975	878	35,836	36,714	(15,782)	2005
738	Louisville	KY	—	780	8,582	7,394	851	12,740	13,591	(9,881)	2005
739	Louisville	KY	—	826	13,814	3,418	832	15,461	16,293	(6,373)	2005
2834	Louisville	KY	—	2,983	13,171	8,797	2,991	18,899	21,890	(9,136)	2005
1945	Louisville	KY	—	3,255	28,644	2,930	3,339	30,992	34,331	(11,401)	2010
1946	Louisville	KY	—	430	6,125	276	430	6,401	6,831	(2,359)	2010
2237	Louisville	KY	—	1,519	15,386	4,701	1,672	19,916	21,588	(6,341)	2014
2238	Louisville	KY	—	1,334	12,172	3,259	1,558	14,657	16,215	(4,532)	2014
2239	Louisville	KY	—	1,644	10,832	6,440	2,091	16,247	18,338	(5,826)	2014
3023	Covington	LA	—	9,490	21,915	—	9,490	21,915	31,405	(172)	2021
3121	Cambrigde	MA	—	40,643	23,102	—	40,643	23,102	63,745	(137)	2021
1213	Ellicott City	MD	—	1,115	3,206	3,945	1,336	5,403	6,739	(2,544)	2006
1052	Towson	MD	—	—	14,233	4,619	—	13,528	13,528	(5,109)	2006
2650	Biddeford	ME	—	1,949	12,244	29	1,949	12,273	14,222	(1,833)	2017
3002	Burnsville	MN	7,689	2,801	17,779	180	2,818	17,943	20,761	(836)	2021
3003	Burnsville	MN	5,126	516	13,200	161	533	13,090	13,623	(540)	2021
3009	Burnsville	MN	18,927	4,640	38,064	40	4,640	38,104	42,744	(994)	2021
240	Minneapolis	MN	—	117	13,213	6,910	117	18,511	18,628	(10,621)	1997
300	Minneapolis	MN	—	160	10,131	6,094	214	13,564	13,778	(8,024)	1997
2703	Columbia	MO	—	4,141	20,364	—	4,141	20,364	24,505	(993)	2020
2032	Independence	MO	—	—	48,025	3,212	—	49,900	49,900	(10,982)	2012
2863	Lee's Summit	MO	—	—	—	15,877	—	15,877	15,877	(1,097)	2019
1078	Flowood	MS	—	—	8,413	1,839	—	9,564	9,564	(3,334)	2006
1059	Jackson	MS	—	—	8,868	614	—	9,463	9,463	(3,494)	2006
1060	Jackson	MS	—	—	7,187	3,009	—	9,118	9,118	(3,211)	2006
1068	Omaha	NE	—	—	16,243	2,114	33	17,626	17,659	(6,981)	2006
2651	Charlotte	NC	—	1,032	6,196	202	1,032	6,293	7,325	(784)	2017
2695	Charlotte	NC	—	844	5,021	74	844	5,058	5,902	(619)	2017
2655	Wilmington	NC	—	1,341	17,376	—	1,341	17,376	18,717	(2,817)	2017
2656	Wilmington	NC	—	2,071	11,592	—	2,071	11,592	13,663	(1,717)	2017
2657	Shallotte	NC	—	918	3,609	—	918	3,609	4,527	(737)	2017
2647	Concord	NH	—	1,961	23,516	385	1,961	23,608	25,569	(3,188)	2017
2648	Concord	NH	—	815	8,902	423	815	9,325	10,140	(1,671)	2017
2649	Epsom	NH	—	919	5,868	49	919	5,909	6,828	(1,280)	2017
3011	Cherry Hill	NJ	—	5,235	21,731	—	5,235	21,731	26,966	(674)	2021
3012	Morristown	NJ	—	21,703	32,504	1,327	21,703	33,831	55,534	(689)	2021
3013	Morristown	NJ	—	14,567	20,537	374	14,567	20,910	35,477	(328)	2021
3014	Morristown	NJ	—	20,563	31,838	239	20,563	32,077	52,640	(430)	2021
729	Albuquerque	NM	—	—	5,380	1,978	—	6,820	6,820	(2,300)	2005
571	Las Vegas	NV	—	—	—	21,296	—	19,131	19,131	(8,502)	2003
660	Las Vegas	NV	—	1,121	4,363	10,787	1,328	10,923	12,251	(3,757)	2000
661	Las Vegas	NV	—	2,305	—	1,016	3,321	—	3,321	—	2000
662	Las Vegas	NV	—	3,480	12,305	10,631	1,000	6,915	7,915	(6,915)	2000
663	Las Vegas	NV	—	1,717	3,597	14,420	1,724	15,397	17,121	(5,516)	2000
664	Las Vegas	NV	—	1,172	—	633	1,805	—	1,805	(306)	2000
691	Las Vegas	NV	—	3,073	18,339	8,639	3,167	25,245	28,412	(13,957)	2004
2037	Mesquite	NV	—	—	5,559	961	34	6,366	6,400	(1,646)	2012
400	Harrison	OH	—	—	4,561	300	—	4,561	4,561	(2,889)	1999
1054	Durant	OK	—	619	9,256	2,982	659	12,045	12,704	(4,459)	2006
817	Owasso	OK	—	—	6,582	1,710	—	5,763	5,763	(2,320)	2005
404	Roseburg	OR	—	—	5,707	852	—	5,859	5,859	(3,561)	1999
3010	Springfield	OR	20,603	—	51,998	84	—	51,876	51,876	(1,478)	2021
2570	Limerick	PA	—	925	20,072	51	925	19,953	20,878	(3,624)	2016
2234	Philadelphia	PA	—	24,264	99,904	48,922	24,288	148,665	172,953	(29,718)	2014
2403	Philadelphia	PA	—	26,063	97,646	35,265	26,134	132,787	158,921	(34,112)	2015
2571	Wilkes-Barre	PA	—	—	9,138	—	—	9,138	9,138	(1,821)	2016
2694	Anderson	SC	—	405	1,211	—	405	1,211	1,616	(151)	2020
2573	Florence	SC	—	—	12,090	91	—	12,180	12,180	(1,934)	2016
2574	Florence	SC	—	—	12,190	88	—	12,277	12,277	(1,947)	2016
2575	Florence	SC	—	—	11,243	56	—	11,299	11,299	(2,195)	2016
2841	Greenville	SC	—	634	38,386	1,047	647	38,769	39,416	(5,715)	2018
2842	Greenville	SC	—	794	41,293	560	794	41,058	41,852	(5,854)	2018
2843	Greenville	SC	—	626	22,210	—	626	22,210	22,836	(3,732)	2018
2844	Greenville	SC	—	806	18,889	377	806	19,266	20,072	(3,379)	2018
2845	Greenville	SC	—	932	40,879	196	932	41,075	42,007	(6,074)	2018
2846	Greenville	SC	—	896	38,486	180	896	38,666	39,562	(5,799)	2018

			Encumbrances at December 31, 2021	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2021			Accumulated Depreciation(5)	Year Acquired/ Constructed
	City	State		Land(1)	Buildings and Improvements(2)		Land	Buildings and Improvements	Total(3)(4)
2847	Greenville	SC	—	600	26,472	4,031	600	30,503	31,103	(5,309)	2018
2848	Greenville	SC	—	318	5,816	—	318	5,816	6,134	(954)	2018
2849	Greenville	SC	—	319	5,836	98	319	5,935	6,254	(1,062)	2018
2850	Greenville	SC	—	211	6,503	15	211	6,518	6,729	(1,201)	2018
2853	Greenville	SC	—	534	6,430	229	534	6,659	7,193	(1,929)	2018
2854	Greenville	SC	—	824	13,645	109	824	13,755	14,579	(2,942)	2018
2851	Travelers Rest	SC	—	498	1,015	—	498	1,015	1,513	(539)	2018
2862	Myrtle Beach	SC	—	—	—	26,238	—	26,238	26,238	(2,644)	2018
2865	Brentwood	TN	—	—	—	32,671	—	32,671	32,671	(1,184)	2019
624	Hendersonville	TN	—	256	1,530	3,306	256	3,782	4,038	(1,723)	2000
559	Hermitage	TN	—	830	5,036	13,275	851	16,079	16,930	(5,863)	2003
561	Hermitage	TN	—	596	9,698	8,570	596	14,982	15,578	(7,447)	2003
562	Hermitage	TN	—	317	6,528	4,821	317	9,255	9,572	(4,418)	2003
625	Nashville	TN	—	955	14,289	7,741	955	19,117	20,072	(7,845)	2000
626	Nashville	TN	—	2,050	5,211	6,008	2,055	8,644	10,699	(3,869)	2000
627	Nashville	TN	—	1,007	181	1,484	1,113	1,099	2,212	(402)	2000
628	Nashville	TN	—	2,980	7,164	4,860	2,980	10,762	13,742	(5,444)	2000
630	Nashville	TN	—	515	848	520	528	1,083	1,611	(468)	2000
631	Nashville	TN	—	266	1,305	2,084	266	2,669	2,935	(1,366)	2000
632	Nashville	TN	—	827	7,642	6,086	827	10,919	11,746	(5,105)	2000
633	Nashville	TN	—	5,425	12,577	10,579	5,425	19,633	25,058	(8,626)	2000
634	Nashville	TN	—	3,818	15,185	13,976	3,818	24,201	28,019	(11,544)	2000
636	Nashville	TN	—	583	450	481	604	758	1,362	(325)	2000
2967	Nashville	TN	—	—	—	42,068	—	42,068	42,068	—	2019
2720	Nashville	TN	—	102	10,925	531	102	11,450	11,552	(605)	2021
2611	Allen	TX	—	1,330	5,960	837	1,374	6,754	8,128	(1,295)	2016
2612	Allen	TX	—	1,310	4,165	949	1,310	5,093	6,403	(1,149)	2016
573	Arlington	TX	—	769	12,355	6,456	769	16,597	17,366	(7,501)	2003
2621	Cedar Park	TX	—	1,617	11,640	544	1,617	12,185	13,802	(1,340)	2017
576	Conroe	TX	—	324	4,842	4,528	324	7,783	8,107	(3,305)	2000
577	Conroe	TX	—	397	7,966	4,027	397	10,739	11,136	(4,742)	2000
578	Conroe	TX	—	388	7,975	5,114	388	10,340	10,728	(4,367)	2006
579	Conroe	TX	—	188	3,618	1,632	188	4,558	4,746	(2,026)	2000
581	Corpus Christi	TX	—	717	8,181	7,061	717	12,220	12,937	(6,201)	2000
600	Corpus Christi	TX	—	328	3,210	5,077	328	6,152	6,480	(3,135)	2000
601	Corpus Christi	TX	—	313	1,771	2,407	325	3,275	3,600	(1,650)	2000
2839	Cypress	TX	—	—	—	37,153	11	36,283	36,294	(9,299)	2015
582	Dallas	TX	—	1,664	6,785	6,631	1,747	10,829	12,576	(4,794)	2000
886	Dallas	TX	—	1,820	8,508	26	1,820	5,503	7,323	(2,717)	2007
1314	Dallas	TX	—	15,230	162,970	30,361	24,093	183,211	207,304	(76,574)	2006
1315	Dallas	TX	—	—	—	3,860	26	2,838	2,864	(1,160)	2006
1316	Dallas	TX	—	—	—	7,285	—	4,078	4,078	(1,749)	2006
1317	Dallas	TX	—	—	—	8,990	—	8,475	8,475	(1,165)	2006
1319	Dallas	TX	—	18,840	155,659	7,097	18,840	162,204	181,044	(66,824)	2007
2721	Dallas	TX	—	31,707	2,000	(2)	31,707	1,998	33,705	(749)	2020
3007	Denton	TX	5,619	2,298	9,502	97	2,338	9,559	11,897	(322)	2021
3020	Frisco	TX	—	—	27,201	27	—	27,228	27,228	(336)	2021
3021	Frisco	TX	—	—	26,181	381	—	26,562	26,562	(326)	2021
583	Fort Worth	TX	—	898	4,866	5,035	898	8,421	9,319	(3,443)	2000
805	Fort Worth	TX	—	—	2,481	2,092	45	3,745	3,790	(2,166)	2005
806	Fort Worth	TX	—	—	6,070	2,261	5	7,911	7,916	(3,197)	2005
2231	Fort Worth	TX	—	902	—	44	946	—	946	(30)	2014
2619	Fort Worth	TX	—	1,180	13,432	475	1,180	13,907	15,087	(1,383)	2017
2620	Fort Worth	TX	—	1,961	14,155	354	2,000	14,470	16,470	(1,538)	2017
2982	Fort Worth	TX	—	2,720	6,225	4,836	2,720	11,020	13,740	(1,314)	2019
1061	Granbury	TX	—	—	6,863	1,157	—	7,880	7,880	(3,123)	2006
430	Houston	TX	—	1,927	33,140	22,362	2,200	51,804	54,004	(27,628)	1999
446	Houston	TX	—	2,200	19,585	23,958	2,945	32,682	35,627	(22,359)	1999
589	Houston	TX	—	1,676	12,602	14,043	1,706	22,219	23,925	(7,609)	2000
670	Houston	TX	—	257	2,884	1,693	318	2,310	2,628	(1,548)	2000
702	Houston	TX	—	—	7,414	3,966	7	9,926	9,933	(4,487)	2004
1044	Houston	TX	—	—	4,838	6,279	1,321	7,888	9,209	(2,612)	2006
2542	Houston	TX	—	304	17,764	—	304	17,764	18,068	(3,546)	2015
2543	Houston	TX	—	116	6,555	—	116	6,439	6,555	(1,420)	2015
2544	Houston	TX	—	312	12,094	—	312	12,094	12,406	(2,874)	2015
2545	Houston	TX	—	316	13,931	—	316	13,931	14,247	(2,521)	2015
2546	Houston	TX	—	408	18,332	—	408	17,925	18,333	(4,766)	2015
2547	Houston	TX	—	470	18,197	—	470	18,197	18,667	(4,379)	2015
2548	Houston	TX	—	313	7,036	—	313	6,724	7,037	(1,829)	2015
2549	Houston	TX	—	530	22,711	—	530	22,711	23,241	(3,625)	2015
2966	Houston	TX	—	—	—	26,503	—	26,503	26,503	—	2020
590	Irving	TX	—	828	6,160	5,313	828	9,676	10,504	(3,929)	2000
700	Irving	TX	—	—	8,550	4,650	8	9,705	9,713	(4,309)	2006
1207	Irving	TX	—	1,955	12,793	3,005	2,063	14,966	17,029	(6,052)	2006
2840	Kingwood	TX	—	3,035	28,373	1,999	3,422	29,984	33,406	(5,779)	2016
591	Lewisville	TX	—	561	8,043	2,684	561	9,568	10,129	(4,640)	2000
144	Longview	TX	—	102	7,998	1,439	102	8,987	9,089	(5,164)	1992
143	Lufkin	TX	—	338	2,383	299	338	2,602	2,940	(1,498)	1992
568	McKinney	TX	—	541	6,217	4,693	541	9,434	9,975	(4,304)	2003
569	McKinney	TX	—	—	636	9,568	—	9,179	9,179	(3,914)	2003
596	N Richland Hills	TX	—	812	8,883	3,961	812	10,755	11,567	(4,549)	2000
2048	North Richland Hills	TX	—	1,385	10,213	2,357	1,400	12,026	13,426	(4,542)	2012

			Encumbrances at December 31, 2021	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2021			Accumulated Depreciation(5)	Year Acquired/ Constructed
	City	State		Land(1)	Buildings and Improvements(2)		Land	Buildings and Improvements	Total(3)(4)
2835	Pearland	TX	—	—	4,014	5,044	—	7,251	7,251	(2,739)	2006
2838	Pearland	TX	—	—	—	19,966	—	19,342	19,342	(4,442)	2014
447	Plano	TX	—	1,700	7,810	7,018	1,792	12,357	14,149	(7,434)	1999
597	Plano	TX	—	1,210	9,588	7,961	1,225	15,502	16,727	(6,699)	2000
672	Plano	TX	—	1,389	12,768	4,676	1,389	14,734	16,123	(5,951)	2002
1384	Plano	TX	—	6,290	22,686	5,949	6,290	28,445	34,735	(20,768)	2007
2653	Rockwall	TX	—	788	9,020	—	788	8,987	9,775	(1,227)	2017
815	San Antonio	TX	—	—	9,193	3,595	87	11,367	11,454	(5,219)	2006
816	San Antonio	TX	2,233	—	8,699	5,206	175	12,489	12,664	(5,593)	2006
1591	San Antonio	TX	—	—	7,309	1,502	43	8,360	8,403	(3,046)	2010
2837	San Antonio	TX	—	—	26,191	3,467	—	28,231	28,231	(10,370)	2011
2852	Shenandoah	TX	—	—	—	30,275	—	30,275	30,275	(5,381)	2016
598	Sugarland	TX	—	1,078	5,158	4,179	1,170	7,073	8,243	(3,119)	2000
599	Texas City	TX	—	—	9,519	1,583	—	10,929	10,929	(4,382)	2000
152	Victoria	TX	—	125	8,977	525	125	9,108	9,233	(5,414)	1994
2198	Webster	TX	—	2,220	9,602	462	2,220	9,744	11,964	(3,112)	2013
2550	The Woodlands	TX	—	115	5,141	—	115	5,141	5,256	(1,049)	2015
2551	The Woodlands	TX	—	296	18,282	—	296	18,282	18,578	(3,212)	2015
2552	The Woodlands	TX	—	374	25,125	—	374	25,125	25,499	(3,933)	2015
1592	Bountiful	UT	—	999	7,426	1,724	1,019	8,939	9,958	(3,388)	2010
169	Bountiful	UT	—	276	5,237	3,583	653	7,496	8,149	(3,588)	1995
2035	Draper	UT	4,341	—	10,803	954	—	11,603	11,603	(2,851)	2012
469	Kaysville	UT	—	530	4,493	226	530	4,493	5,023	(2,030)	2001
456	Layton	UT	—	371	7,073	1,717	389	8,176	8,565	(4,882)	2001
2042	Layton	UT	—	—	10,975	1,262	44	11,960	12,004	(2,747)	2012
2864	Ogden	UT	—	—	—	19,271	—	19,271	19,271	(1,125)	2019
357	Orem	UT	—	337	8,744	3,718	306	9,307	9,613	(5,500)	1999
353	Salt Lake City	UT	—	190	779	278	273	914	1,187	(626)	1999
354	Salt Lake City	UT	—	220	10,732	3,938	220	13,068	13,288	(7,861)	1999
355	Salt Lake City	UT	—	180	14,792	4,884	180	18,080	18,260	(10,648)	1999
467	Salt Lake City	UT	—	3,000	7,541	3,229	3,145	9,868	13,013	(5,199)	2001
566	Salt Lake City	UT	—	509	4,044	4,712	509	7,478	7,987	(3,277)	2003
2041	Salt Lake City	UT	—	—	12,326	1,197	—	13,189	13,189	(2,984)	2012
2033	Sandy	UT	—	867	3,513	2,338	1,356	5,215	6,571	(2,448)	2012
482	Stansbury	UT	—	450	3,201	1,248	529	3,948	4,477	(1,861)	2001
351	Washington Terrace	UT	—	—	4,573	3,346	17	6,013	6,030	(3,616)	1999
352	Washington Terrace	UT	—	—	2,692	1,805	15	3,716	3,731	(2,381)	1999
2034	West Jordan	UT	—	—	12,021	323	—	12,037	12,037	(2,668)	2012
2036	West Jordan	UT	—	—	1,383	1,660	—	2,844	2,844	(1,377)	2012
1208	Fairfax	VA	—	8,396	16,710	14,636	8,845	28,157	37,002	(13,630)	2006
2230	Fredericksburg	VA	—	1,101	8,570	—	1,101	8,570	9,671	(1,816)	2014
3001	Leesburg	VA	10,153	3,549	24,059	1,375	3,549	25,435	28,984	(918)	2021
3015	Midlothian	VA	12,601	—	21,442	78	8	21,289	21,297	(405)	2021
3016	Midlothian	VA	11,912	—	20,610	80	12	20,576	20,588	(565)	2021
3017	Midlothian	VA	13,782	—	22,531	15	—	22,546	22,546	(707)	2021
572	Reston	VA	—	—	11,902	1,295	—	11,701	11,701	(5,561)	2003
448	Renton	WA	—	—	18,724	5,059	—	21,575	21,575	(13,620)	1999
781	Seattle	WA	—	—	52,703	21,825	—	67,991	67,991	(32,518)	2004
782	Seattle	WA	—	—	24,382	18,802	126	37,833	37,959	(18,524)	2004
783	Seattle	WA	—	—	5,625	2,300	211	7,027	7,238	(6,345)	2004
785	Seattle	WA	—	—	7,293	6,153	—	11,351	11,351	(7,543)	2004
1385	Seattle	WA	—	—	45,027	19,328	—	62,978	62,978	(23,072)	2007
3022	Seattle	WA	—	35,612	4,176	—	35,612	4,176	39,788	(211)	2021
2038	Evanston	WY	—	—	4,601	1,170	—	5,695	5,695	(1,477)	2012
			$146,584	$531,118	$3,875,267	$1,512,205	$560,962	$5,038,600	$5,599,562	$(1,501,828)

			Encumbrances at December 31, 2021	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2021			Accumulated Depreciation(5)	Year Acquired/ Constructed
	City	State		Land(1)	Buildings and Improvements(2)		Land	Buildings and Improvements	Total(3)(4)
Continuing care retirement community
3089	Birmingham	AL	$—	$6,218	$32,146	$2,219	$6,457	$34,126	$40,583	$(3,479)	2020
3090	Bradenton	FL	—	5,496	95,671	10,091	5,947	105,310	111,257	(9,851)	2020
2997	Clearwater	FL	70,303	6,680	132,521	7,436	6,768	139,869	146,637	(9,873)	2020
3086	Jacksonville	FL	—	19,660	167,860	9,981	20,207	177,296	197,503	(13,894)	2020
2996	Leesburg	FL	—	8,941	65,698	10,229	9,703	75,164	84,867	(6,748)	2020
2995	Port Charlotte	FL	—	5,344	159,612	6,753	5,568	166,141	171,709	(11,230)	2020
2998	Seminole	FL	45,883	14,080	77,485	5,640	14,925	82,280	97,205	(5,086)	2020
3085	Seminole	FL	—	13,915	125,796	8,174	14,550	133,336	147,886	(10,852)	2020
3092	Sun City Center	FL	89,313	25,254	175,535	8,377	25,650	183,516	209,166	(16,969)	2020
3087	The Villages	FL	—	7,091	120,493	9,796	7,308	130,073	137,381	(9,955)	2020
3084	Holland	MI	—	1,572	88,960	4,798	1,681	93,649	95,330	(7,123)	2020
2991	Coatesville	PA	—	16,443	126,243	8,094	16,697	134,083	150,780	(9,499)	2020
3080	Haverford	PA	—	16,461	108,816	26,139	16,461	124,266	140,727	(46,833)	1989
3088	Spring	TX	—	3,210	30,085	2,103	3,345	32,054	35,399	(2,553)	2020
3081	Ft Belvoir	VA	—	11,594	99,528	22,230	11,594	115,058	126,652	(44,643)	1989
			$205,499	$161,959	$1,606,449	$142,060	$166,861	$1,726,221	$1,893,082	$(208,588)

Total real estate assets held for sale			—	(2,527)	(36,502)	(4,584)	(2,710)	(34,837)	(37,547)	14,527
Total continuing operations, excluding held for sale			$352,083	$2,566,975	$8,858,070	$4,608,509	$2,603,964	$12,902,694	$15,506,658	$(2,839,229)

_______________________________________
(1)Assets with no initial land costs to the Company represent land that the Company leases from a third party (i.e., ground leases).
(2)Assets with no initial buildings and improvements costs to the Company represent development projects in process or completed.
(3)At December 31, 2021, the tax basis of the Company’s net real estate assets is less than the reported amounts by $1.0 billion.
(4)See Note 6 for information regarding impairment charges recognized during the year ended December 31, 2021.
(5)Buildings and improvements are depreciated over useful lives ranging up to 50 years.

A summary of activity for real estate and accumulated depreciation, excluding assets classified as discontinued operations, is as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Real estate:
Balances at beginning of year	$13,528,893	$10,372,584	$9,707,488
Acquisition of real estate and development and improvements	2,157,539	3,460,556	1,621,739
Sales and/or transfers to assets held for sale	(72,819)	(203,687)	(852,480)
Impairments	(21,294)	(23,991)	(19,067)
Other(1)	(85,661)	(76,569)	(85,096)
Balances at end of year	$15,506,658	$13,528,893	$10,372,584
Accumulated depreciation:
Balances at beginning of year	$2,409,135	$2,141,960	$2,054,888
Depreciation expense	548,063	438,735	365,319
Sales and/or transfers to assets held for sale	(32,692)	(93,220)	(190,877)
Other(1)	(85,277)	(78,340)	(87,370)
Balances at end of year	$2,839,229	$2,409,135	$2,141,960
_______________________________________
(1)Primarily represents real estate and accumulated depreciation related to fully depreciated assets or changes in lease classification.
A summary of activity for real estate and accumulated depreciation for assets classified as discontinued operations is as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Real estate:
Balances at beginning of year	$2,930,566	$4,133,349	$3,440,706
Acquisition of real estate and development and improvements	8,238	119,333	812,827
Sales and/or transfers to assets classified as discontinued operations	(2,929,713)	(1,114,792)	(245,291)
Impairments	(5,315)	(198,048)	(200,546)
Other(1)	(3,776)	(9,276)	325,653
Balances at end of year	$—	$2,930,566	$4,133,349
Accumulated depreciation:
Balances at beginning of year	$615,708	$861,557	$817,931
Depreciation expense	—	91,726	122,792
Sales and/or transfers to assets classified as discontinued operations	(615,708)	(333,654)	(68,391)
Other(1)	—	(3,921)	(10,775)
Balances at end of year	$—	$615,708	$861,557
_______________________________________
(1)Primarily represents real estate and accumulated depreciation related to fully depreciated assets or changes in lease classification.

Schedule IV: Mortgage Loans on Real Estate

(in thousands)

Location	Segment	Interest Rate	Fixed / Variable	Maturity Date	Prior Liens	Monthly Debt Service	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount Subject to Delinquent Principal or Interest
First mortgages relating to 1 property located in:
Texas	Other	7.5%	Fixed	04/01/2022	$—	$14	$2,250	$2,191	$—
California	Other	4.25% + greater of 2.0% or LIBOR	Variable	05/07/2026	—	97	18,420	18,604	—
Florida	Other	4.0%	Fixed	12/17/2022	—	25	7,798	7,246	—
Florida	Other	4.0%	Fixed	12/17/2022	—	13	3,912	3,582	—
Florida	Other	4.0%	Fixed	12/17/2022	—	45	14,208	14,180	—
California	Other	4.0%	Fixed	12/16/2022	—	113	35,100	34,994	—
First mortgages relating to 18 properties located in:
Multiple	Other	3.5% + greater of 0.5% or LIBOR	Variable	02/01/2024	—	569	165,093	161,618	—
First mortgages relating to 16 properties located in:
Multiple	Other	4.0%	Fixed	01/21/2023	—	515	149,500	147,876	—
					$—	$1,391	$396,281	$390,291	$—

	Year Ended December 31,
	2021	2020	2019
Reconciliation of mortgage loans
Balance at beginning of year	$157,572	$161,964	$42,037
Additions:
New mortgage loans	310,338	98,469	59,552
Draws on existing mortgage loans	9,370	19,182	60,375
Total additions	319,708	117,651	119,927

Deductions:
Principal repayments	(84,486)	(113,200)	—
Reserve for loan losses(1)	(2,503)	(8,843)	—
Total deductions	(86,989)	(122,043)	—
Balance at end of year	$390,291	$157,572	$161,964
_______________________________________
(1)The years ended December 31, 2021 and 2020 include current expected credit loss reserves recognized under ASU 2016-13, which was adopted on January 1, 2020 (see Note 2 to the Consolidated Financial Statements). The year ended December 31, 2020 also includes an immaterial amount related to the cumulative-effect of adoption of ASU 2016-13. Refer to Note 8 for additional information on the Company’s reserve for loan losses.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.
Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Healthpeak Properties, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Healthpeak Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Financial Statements as of and for the year ended December 31, 2021, of the Company and our report dated February 9, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 9, 2022

ITEM 9B.    Other Information
None.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
Except as provided below, the information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders.
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors and employees, including our Chief Executive Officer and all senior financial officers, including our principal financial officer, principal accounting officer and controller. We have also adopted a Vendor Code of Business Conduct and Ethics applicable to our vendors and business partners. Current copies of our Code of Business Conduct and Ethics and Vendor Code of Business Conduct and Ethics are posted on our website at www.healthpeak.com/esg/governance. In addition, waivers from, and amendments to, our Code of Business Conduct and Ethics that apply to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, will be timely posted in the Investors section of our website at www.healthpeak.com.
ITEM 11.    Executive Compensation
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders.
ITEM 14.    Principal Accountant Fees and Services
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders.

PART IV
ITEM 15.    Exhibits and Financial Statement Schedules
(a) 1.  Financial Statements
The following Consolidated Financial Statements are included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2021 and 2020
Consolidated Statements of Operations - for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income (Loss) - for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Equity and Redeemable Noncontrolling Interests - for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows - for the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
(a) 2.  Financial Statement Schedules
The following Consolidated Financial Statement Schedules are included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
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
		Annual Report on Form 10-K (File No. 001-08895)	February 13, 2020
3.2	Sixth Amended and Restated Bylaws of Healthpeak, Properties, Inc., dated October 30, 2019.	Current Report on Form 8-K (File No. 001-08895)	October 30, 2019
4.1	Indenture, dated November 21, 2012, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑ 08895)	November 19, 2012
4.1.1	Fifth Supplemental Indenture, dated January 21, 2015, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	January 21, 2015
4.1.2	Sixth Supplemental Indenture, dated May 20, 2015, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	May 20, 2015
4.1.3	Eighth Supplemental Indenture dated July 5, 2019, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	July 5, 2019
4.1.4	Ninth Supplemental Indenture dated November 19, 2019, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K (File No. 001‑08895)	November 21, 2019
4.1.5	Tenth Supplemental Indenture, dated June 23, 2020, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8-K (File No. 001-08895)	June 23, 2020

4.1.6	Eleventh Supplemental Indenture, dated July 12, 2021, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8-K (File No. 001-08895)	July 12, 2021
4.1.7	Twelfth Supplemental Indenture, dated November 24, 2021, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8-K (File No. 001-08895)	November 24, 2021
4.2	Form of 6.750% Senior Notes due 2041.	Current Report on Form 8‑K (File No. 001‑08895)	January 24, 2011
4.3	Form of 3.400% Senior Notes due 2025.	Current Report on Form 8‑K (File No. 001‑08895)	January 21, 2015
4.4	Form of 4.000% Senior Notes due 2025.	Current Report on Form 8‑K (File No. 001‑08895)	May 20, 2015
4.5	Form of 3.250% Senior Notes due 2026.	Current Report on Form 8‑K (File No. 001‑08895)	July 5, 2019
4.6	Form of 3.500% Senior Notes due 2029.	Current Report on Form 8‑K (File No. 001‑08895)	July 5, 2019
4.7	Form of 3.000% Senior Notes due 2030.	Current Report on Form 8‑K (File No. 001‑08895)	November 21, 2019
4.8	Form of 2.875% Senior Notes due 2031.	Current Report on Form 8-K (File No. 001-08895	June 23, 2020
4.9	Form of 1.350% Senior Notes due 2027.	Current Report on Form 8-K (File No. 001-08895)	July 12, 2021
4.10	Form of 2.125% Senior Notes due 2028.	Current Report on Form 8-K (File No. 001-08895)	November 24, 2021
4.11	Description of Healthpeak Capital Stock.	Annual Report on Form 10-K (File No. 001-08895)	February 13, 2020
10.1	Second Amended and Restated Credit Agreement, dated as of September 20, 2021, by and among Healthpeak, as borrower, the lenders referred to therein, and Bank of America, N.A., as administrative agent.	Current Report on Form 8‑K (File No. 001‑08895)	September 20, 2021
10.2	At-the-Market Equity Offering Sales Agreement, dated February 19, 2020, among Healthpeak and the sales agents, forward sellers and forward purchasers referred to therein.	Current Report on Form 8-K (File No. 001-08895)	February 19, 2020
10.2.1	Amendment No. 1 to At-the-Market Equity Offering Sales Agreement, dated May 13, 2021, among Healthpeak and the sales agents, forward sellers and forward purchasers referred to therein.	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 4, 2021
10.3	Second Amended and Restated Director Deferred Compensation Plan.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 3, 2009
10.4	Non-Employee Directors Stock-for-Fees Program.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.5	Executive Severance Plan.*	Quarterly Report on Form 10-Q (File No. 001-08895)	November 1, 2016
10.6	Executive Change in Control Severance Plan (as Amended and Restated as of May 6, 2016).*	Quarterly Report on Form 10-Q (File No. 001 08895)	November 1, 2016
10.7	2006 Performance Incentive Plan, as amended and restated.*	Annex 2 to HCP’s Proxy Statement (File No. 001‑08895)	March 10, 2009
10.7.1	Form of Employee 2006 Performance Incentive Plan Nonqualified Stock Option Agreement.*	Quarterly Report on Form 10‑Q (File No. 001‑08895)	May 1, 2012
10.8	Amended and Restated Healthpeak Properties, Inc. 2014 Performance Incentive Plan, as amended through October 24, 2019.*	Annual Report on Form 10-K (File No. 001-08895)	February 13, 2020
10.8.1	Form of 2014 Performance Incentive Plan Non-NEO Restricted Stock Unit Award Agreement (adopted 2014).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014

10.8.2	Form of 2014 Performance Incentive Plan Non-NEO Option Agreement (adopted 2014).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.8.3	Form of 2014 Performance Incentive Plan NEO 3-Year LTIP RSU Agreement (adopted 2018).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 3, 2018
10.8.4	Form of 2014 Performance Incentive Plan NEO 3-Year LTIP RSU Agreement (adopted 2019).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 2, 2019
10.8.5	Form of 2014 Performance Incentive Plan NEO Retentive LTIP RSU Agreement (adopted 2018).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 3, 2018
10.8.6	Form of 2014 Performance Incentive Plan NEO Retentive LTIP RSU Agreement (adopted 2019).*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 2, 2019
10.8.7	Form of 2014 Performance Incentive Plan Non-Employee Director RSU Agreement.*	Quarterly Report on Form 10-Q (File No. 001‑08895)	May 5, 2015
10.9	Form of Directors and Officers Indemnification Agreement.*	Annual Report on Form 10‑K, as amended (File No. 001‑08895)	February 12, 2008
10.10	Amended and Restated Dividend Reinvestment and Stock Purchase Plan.	Registration Statement on Form S‑3 (Registration No. 333‑49746)	November 13, 2000
10.11	Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, dated as of January 20, 1999.	Annual Report on Form 10‑K (File No. 001‑ 08895)	March 29, 1999
10.11.1	Amendments No. 1-9 to Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, dated as of January 20, 1999.	Annual Report on Form 10-K (File No. 001-08895)	February 13, 2018
10.11.2	Tax Matters Amendment to Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, effective as of December 31, 2018.	Annual Report on Form 10-K (File No. 001-08895)	February 14, 2019
10.12	Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, dated as of August 17, 2001, as amended.	Current Report on Form 8‑K (File No. 001‑08895)	November 9, 2012
10.12.1	Tax Matters Amendment to Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, effective as of December 31, 2018.	Annual Report on Form 10-K (File No. 001-08895)	February 14, 2019
10.13	Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 2, 2003.	Quarterly Report on Form 10‑Q (File No. 001‑ 08895)	November 12, 2003
10.13.1	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of September 29, 2004.	Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 8, 2004
10.13.2	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 27, 2004.	Annual Report on Form 10‑K (File No. 001‑08895)	March 15, 2005
10.13.3
Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC and New Member Joinder Agreement, dated as of October 19, 2005, by and among Healthpeak, HCPI/Tennessee, LLC and A. Daniel Weyland.
		Quarterly Report on Form 10‑Q (File No. 001‑08895)	November 1, 2005
10.13.4	Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, effective as of January 1, 2007.	Annual Report on Form 10‑K, as amended (File No. 001‑08895)	February 12, 2008
10.13.5	Tax Matters Amendment to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, effective as of December 31, 2018.	Annual Report on Form 10-K (File No. 001-08895)	February 14, 2019
10.14	Amended and Restated Limited Liability Company Agreement of HCP DR MCD, LLC, dated as of February 9, 2007.	Current Report on Form 8-K (File No. 001‑08895)	April 20, 2012
10.14.1	Tax Matters Amendment to Amended and Restated Limited Liability Company Agreement of HCP DR MCD, LLC, effective as of December 31, 2018.	Annual Report on Form 10-K (File No. 001-08895)	February 14, 2019

10.15	Amended and Restated Limited Liability Company Agreement of HCP DR California II, LLC, dated as of June 1, 2014.	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 5, 2014
10.15.1	Tax Matters Amendment to Amended and Restated Limited Liability Company Agreement of HCP DR California II, LLC, effective as of December 31, 2018.	Annual Report on Form 10-K (File No. 001-08895)	February 14, 2019
10.16	Amended and Restated Limited Liability Company Agreement of HCP DR California III, LLC, dated as of May 1, 2019.	Quarterly Report on Form 10-Q (File No. 001‑08895)	August 1, 2019
10.16.1	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of HCP DR California III, LLC, dated as of April 30, 2021.	Quarterly Report on Form 10-Q (File No. 001‑08895)	November 3, 2021
10.17	Second Amended and Restated Limited Liability Company Agreement of SH DR California IV, LLC, dated as of July 18, 2019.	Quarterly Report on Form 10-Q (File No. 001‑08895)	October 31, 2019
10.17.1	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of SH DR California IV, LLC, dated as of April 30, 2021.	Quarterly Report on Form 10-Q (File No. 001‑08895)	November 3, 2021
21.1	Subsidiaries of the Company.†
23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.†
31.1	Certification by Thomas M. Herzog, Healthpeak’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a‑14(a).†
31.2	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a‑14(a).†
32.1	Certification by Thomas M. Herzog, Healthpeak’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a‑14(b) and 18 U.S.C. Section 1350.††
32.2	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a‑14(b) and 18 U.S.C. Section 1350.††
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	XBRL Taxonomy Extension Schema Document.†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101).
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
Dated: February 9, 2022

Healthpeak Properties, Inc. (Registrant)

/s/ THOMAS M. HERZOG
Thomas M. Herzog, Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS M. HERZOG	Chief Executive Officer, Director	February 9, 2022
Thomas M. Herzog	(Principal Executive Officer)

/s/ PETER A. SCOTT	Chief Financial Officer	February 9, 2022
Peter A. Scott	(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON	Executive Vice President and Chief Accounting Officer	February 9, 2022
Shawn G. Johnston	(Principal Accounting Officer)

/s/ BRIAN G. CARTWRIGHT	Chairman of the Board	February 9, 2022
Brian G. Cartwright

/s/ CHRISTINE N. GARVEY	Director	February 9, 2022
Christine N. Garvey

/s/ R. KENT GRIFFIN, JR.	Director	February 9, 2022
R. Kent Griffin, Jr.

/s/ DAVID B. HENRY	Director	February 9, 2022
David B. Henry

/s/ LYDIA H. KENNARD	Director	February 9, 2022
Lydia H. Kennard

/s/ SARA GROOTWASSINK LEWIS	Director	February 9, 2022
Sara Grootwassink Lewis

/s/ KATHERINE M. SANDSTROM	Director	February 9, 2022
Katherine M. Sandstrom