Form 10-Q
period 2022-03-31
HEALTHPEAK PROPERTIES, INC.
filed 2022-05-04
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of May 2, 2022, there were 539,557,153 shares of the registrant’s $1.00 par value common stock outstanding.

HEALTHPEAK PROPERTIES, INC.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Real estate:
Buildings and improvements	$12,368,124	$12,025,271
Development costs and construction in progress	739,451	877,423
Land	2,706,909	2,603,964
Accumulated depreciation and amortization	(2,975,337)	(2,839,229)
Net real estate	12,839,147	12,667,429
Net investment in direct financing leases	—	44,706
Loans receivable, net of reserves of $1,944 and $1,813	409,753	415,811
Investments in and advances to unconsolidated joint ventures	403,159	403,634
Accounts receivable, net of allowance of $2,068 and $1,870	54,106	48,691
Cash and cash equivalents	89,066	158,287
Restricted cash	52,103	53,454
Intangible assets, net	497,104	519,760
Assets held for sale and discontinued operations, net	33,812	37,190
Right-of-use asset, net	232,457	233,942
Other assets, net	676,543	674,615
Total assets	$15,287,250	$15,257,519

LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$1,330,813	$1,165,975
Senior unsecured notes	4,654,056	4,651,933
Mortgage debt	350,713	352,081
Intangible liabilities, net	175,355	177,232
Liabilities related to assets held for sale and discontinued operations, net	14,318	15,056
Lease liability	203,988	204,547
Accounts payable, accrued liabilities, and other liabilities	695,373	755,384
Deferred revenue	817,022	789,207
Total liabilities	8,241,638	8,111,415

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests	97,890	87,344

Common stock, $1.00 par value: 750,000,000 shares authorized; 539,523,537 and 539,096,879 shares issued and outstanding	539,524	539,097
Additional paid-in capital	10,084,687	10,100,294
Cumulative dividends in excess of earnings	(4,212,941)	(4,120,774)
Accumulated other comprehensive income (loss)	(3,047)	(3,147)
Total stockholders’ equity	6,408,223	6,515,470
Joint venture partners	338,443	342,234
Non-managing member unitholders	201,056	201,056
Total noncontrolling interests	539,499	543,290
Total equity	6,947,722	7,058,760
Total liabilities and equity	$15,287,250	$15,257,519
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Rental and related revenues	$370,150	$327,972
Resident fees and services	121,560	116,128
Income from direct financing leases	1,168	2,163
Interest income	5,494	9,013
Total revenues	498,372	455,276
Costs and expenses:
Interest expense	37,586	46,843
Depreciation and amortization	177,733	157,538
Operating	207,247	181,761
General and administrative	23,831	24,902
Transaction costs	296	798
Impairments and loan loss reserves (recoveries), net	132	3,242
Total costs and expenses	446,825	415,084
Other income (expense):
Gain (loss) on sales of real estate, net	3,856	—
Gain (loss) on debt extinguishments	—	(164,292)
Other income (expense), net	18,316	2,200
Total other income (expense), net	22,172	(162,092)
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	73,719	(121,900)
Income tax benefit (expense)	(777)	(8)
Equity income (loss) from unconsolidated joint ventures	2,084	1,323
Income (loss) from continuing operations	75,026	(120,585)
Income (loss) from discontinued operations	317	270,008
Net income (loss)	75,343	149,423
Noncontrolling interests’ share in continuing operations	(3,730)	(3,306)
Noncontrolling interests’ share in discontinued operations	—	(329)
Net income (loss) attributable to Healthpeak Properties, Inc.	71,613	145,788
Participating securities’ share in earnings	(1,976)	(2,451)
Net income (loss) applicable to common shares	$69,637	$143,337

Basic earnings (loss) per common share:
Continuing operations	$0.13	$(0.23)
Discontinued operations	0.00	0.50
Net income (loss) applicable to common shares	$0.13	$0.27
Diluted earnings (loss) per common share:
Continuing operations	$0.13	$(0.23)
Discontinued operations	0.00	0.50
Net income (loss) applicable to common shares	$0.13	$0.27
Weighted average shares outstanding:
Basic	539,352	538,679
Diluted	539,586	538,679
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$75,343	$149,423
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	—	332
Change in Supplemental Executive Retirement Plan obligation and other	100	107
Reclassification adjustment realized in net income (loss)	—	(251)
Total other comprehensive income (loss)	100	188
Total comprehensive income (loss)	75,443	149,611
Total comprehensive (income) loss attributable to noncontrolling interests’ share in continuing operations	(3,730)	(3,306)
Total comprehensive (income) loss attributable to noncontrolling interests’ share in discontinued operations	—	(329)
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$71,713	$145,976
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands, except per share data)
(Unaudited)

For the three months ended March 31, 2022:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2022	539,097	$539,097	$10,100,294	$(4,120,774)	$(3,147)	$6,515,470	$543,290	$7,058,760	$87,344
Net income (loss)	—	—	—	71,613	—	71,613	3,718	75,331	12
Other comprehensive income (loss)	—	—	—	—	100	100	—	100	—
Issuance of common stock, net	766	766	(437)	—	—	329	—	329	—
Repurchase of common stock	(339)	(339)	(11,013)	—	—	(11,352)	—	(11,352)	—
Amortization of stock-based compensation	—	—	6,144	—	—	6,144	—	6,144	—
Common dividends ($0.30 per share)	—	—	—	(163,780)	—	(163,780)	—	(163,780)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,509)	(7,509)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	233
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(10,301)	—	—	(10,301)	—	(10,301)	10,301
March 31, 2022	539,524	$539,524	$10,084,687	$(4,212,941)	$(3,047)	$6,408,223	$539,499	$6,947,722	$97,890

For the three months ended March 31, 2021:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2021	538,405	$538,405	$10,175,235	$(3,976,232)	$(3,685)	$6,733,723	$556,227	$7,289,950	$57,396
Net income (loss)	—	—	—	145,788	—	145,788	3,635	149,423	—
Other comprehensive income (loss)	—	—	—	—	188	188	—	188	—
Issuance of common stock, net	879	879	208	—	—	1,087	—	1,087	—
Repurchase of common stock	(398)	(398)	(11,767)	—	—	(12,165)	—	(12,165)	—
Amortization of stock-based compensation	—	—	5,413	—	—	5,413	—	5,413	—
Common dividends ($0.30 per share)	—	—	—	(164,118)	—	(164,118)	—	(164,118)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,718)	(7,718)	(52)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	148
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(20,921)	—	—	(20,921)	—	(20,921)	20,921
March 31, 2021	538,886	$538,886	$10,148,168	$(3,994,562)	$(3,497)	$6,688,995	$552,144	$7,241,139	$78,413
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$75,343	$149,423
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate, in-place lease, and other intangibles	177,733	157,538
Amortization of stock-based compensation	4,721	4,364
Amortization of deferred financing costs	2,689	2,213
Straight-line rents	(11,158)	(9,135)
Amortization of nonrefundable entrance fees and above/below market lease intangibles	(24,725)	(23,764)
Equity loss (income) from unconsolidated joint ventures	(2,148)	(1,008)
Distributions of earnings from unconsolidated joint ventures	237	237
Loss (gain) on sale of real estate under direct financing leases	(22,693)	—
Deferred income tax expense (benefit)	(79)	(1,148)
Impairments and loan loss reserves (recoveries), net	132	3,242
Loss (gain) on debt extinguishments	—	164,292
Loss (gain) on sales of real estate, net	(3,785)	(259,662)
Loss (gain) upon change of control, net	—	(1,042)
Casualty-related loss (recoveries), net	—	859
Other non-cash items	(1,593)	(726)
Changes in:
Decrease (increase) in accounts receivable and other assets, net	(4,144)	11,567
Increase (decrease) in accounts payable, accrued liabilities, and deferred revenue	3,653	(74,524)
Net cash provided by (used in) operating activities	194,183	122,726
Cash flows from investing activities:
Acquisitions of real estate	(134,067)	(14,914)
Development, redevelopment, and other major improvements of real estate	(178,285)	(135,339)
Leasing costs, tenant improvements, and recurring capital expenditures	(22,839)	(20,710)
Proceeds from sales of real estate, net	13,265	937,492
Contributions to unconsolidated joint ventures	(1,486)	(5,924)
Distributions in excess of earnings from unconsolidated joint ventures	3,875	10,825
Proceeds from sales/principal repayments on loans receivable and direct financing leases	75,435	—
Investments in loans receivable and other	(1,860)	(3,704)
Net cash provided by (used in) investing activities	(245,962)	767,726
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	3,732,668	3,437,200
Repayments under bank line of credit and commercial paper	(3,567,830)	(2,528,640)
Repayments and repurchase of debt, excluding bank line of credit and commercial paper	(1,270)	(1,491,754)
Payments for debt extinguishment and deferred financing costs	—	(158,011)
Issuance of common stock and exercise of options, net of offering costs	(4)	1,087
Repurchase of common stock	(11,352)	(12,165)
Dividends paid on common stock	(163,447)	(164,118)
Distributions to and purchase of noncontrolling interests	(7,509)	(7,718)
Contributions from and issuance of noncontrolling interests	233	—
Net cash provided by (used in) financing activities	(18,511)	(924,119)
Net increase (decrease) in cash, cash equivalents and restricted cash	(70,290)	(33,667)
Cash, cash equivalents and restricted cash, beginning of period	219,448	181,685
Cash, cash equivalents and restricted cash, end of period	$149,158	$148,018
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
The Company’s corporate headquarters are in Denver, Colorado and it has additional offices in California, Tennessee, and Massachusetts.
Covid Update
The coronavirus (“Covid”) pandemic has caused significant disruption to individuals, governments, financial markets, and businesses, including the Company. The Company’s tenants, operators, and borrowers have experienced significant cost increases as a result of increased health and safety measures, staffing shortages, increased governmental regulation and compliance, vaccine mandates, and other operational changes necessitated either directly or indirectly by the Covid pandemic. The Company evaluated the impacts of Covid on its business thus far and incorporated information concerning the impact of Covid into its assessments of liquidity, impairments, and collectibility from tenants, residents, and borrowers as of March 31, 2022. The Company will continue to monitor such impacts and will adjust its estimates and assumptions based on the best available information.
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
The consolidated financial statements include the accounts of Healthpeak Properties, Inc., its wholly-owned subsidiaries, joint ventures (“JVs”), and variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations, and cash flows have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (“SEC”).
Revision to Additional Paid-In Capital and Redeemable Noncontrolling Interests
During the third quarter of 2021, the Company identified and corrected immaterial errors in the classification and redemption value of redeemable noncontrolling interests of consolidated joint ventures in its life science segment. The Company corrected the classification of its redeemable noncontrolling interests and increased the balance to its estimated redemption value, with a corresponding decrease to additional paid-in capital (“APIC”) in accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity.
The increase in the unrealized value of the redeemable noncontrolling interests was largely attributable to rapidly rising rents and compressing capitalization rates in the market in which the entities operate, and was identified and corrected by management. The Company determined the impact of the adjustments to be immaterial, individually and in the aggregate, based on consideration of quantitative and qualitative factors. As such, these adjustments are reflected in this Quarterly Report on Form 10-Q for the three months ended March 31, 2021.

These adjustments had no impact on the Consolidated Statements of Cash Flows, Consolidated Statements of Operations, or any per share amounts. The Company made changes (all amounts in thousands) to the Consolidated Statements of Equity and Redeemable Noncontrolling Interests to decrease APIC, total stockholders’ equity, and total equity as of March 31, 2021 by $75,543 with a corresponding increase to redeemable noncontrolling interests of $78,413 and a decrease to accounts payable, accrued liabilities, and other liabilities as of March 31, 2021 of $2,870 on the Consolidated Balance Sheet.
Government Grant Income
On March 27, 2020, the federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide financial aid to individuals, businesses, and state and local governments. During the three months ended March 31, 2022 and 2021, the Company received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the Covid pandemic. Grant income is recognized when there is reasonable assurance that the grant will be received and the Company will comply with all conditions attached to the grant. Additionally, grants are recognized over the periods in which the Company recognizes the increased expenses and lost revenue the grants are intended to defray. As of March 31, 2022, the amount of qualifying expenditures and lost revenue exceeded grant income recognized and the Company believes it has complied and will continue to comply with all grant conditions. In the event of non-compliance, all such amounts received are subject to recapture.
The following table summarizes information related to government grant income received and recognized by the Company (in thousands):

	Three Months Ended March 31,
	2022	2021
Government grant income recorded in other income (expense), net	$6,552	$1,310
Government grant income recorded in equity income (loss) from unconsolidated joint ventures	648	426
Government grant income recorded in income (loss) from discontinued operations	206	3,232
Total government grants received	$7,406	$4,968
Discontinued Operations
Senior Housing Triple-Net and Senior Housing Operating Portfolio Dispositions
During 2020, the Company established and began executing a plan to dispose of its senior housing triple-net and Senior Housing Operating Property (“SHOP”) properties and concluded that the planned dispositions represented a strategic shift that had and will have a major effect on the Company’s operations and financial results. Therefore, senior housing triple-net and SHOP assets meeting the held for sale criteria are classified as discontinued operations in all periods presented herein. In September 2021, the Company successfully completed the disposition of the remaining senior housing triple-net and SHOP properties. See Note 4 for further information.
Recent Accounting Pronouncements
Adopted
Government Assistance. In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU 2021-10”), which increases the transparency of government assistance including the disclosure of the types of assistance, an entity’s accounting for assistance, and the effect of the assistance on an entity’s financial statements. The adoption of ASU 2021-10 on January 1, 2022 did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows, or disclosures.
Not Yet Adopted
Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which amends the scope of ASU 2020-04 to include derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments in ASU 2020-04 and ASU 2021-01 were effective immediately and may be applied through December 31, 2022. The Company is evaluating whether the optional relief provided by ASU 2020-04 or ASU 2021-01 will be adopted but does not expect the adoption of these standards to have a material impact on its consolidated financial position, results of operations, cash flows, or disclosures.

NOTE 3.  Real Estate Transactions

2022 Real Estate Investment Acquisitions
67 Smith Place
In January 2022, the Company closed a life science acquisition in Cambridge, Massachusetts for $72 million.
Vista Sorrento Phase II
In January 2022, the Company closed a life science acquisition in San Diego, California for $24 million.
Webster MOB Portfolio
In March 2022, the Company acquired a portfolio of two medical office buildings (“MOBs”) in Houston, Texas for $43 million.
2021 Real Estate Investment Acquisitions
In 2021, the Company closed the following life science acquisitions: (i) eight acquisitions in Cambridge, Massachusetts for $498 million, (ii) one life science acquisition in San Diego, California for $20 million, and (iii) 12 acres of land for $128 million in South San Francisco, California.
Also during 2021, the Company closed the following MOB acquisitions: (i) one MOB in Nashville, Tennessee for $13 million, (ii) one MOB in Denver, Colorado for $38 million, (iii) a portfolio of 14 MOBs for $371 million (the “MOB Portfolio”), (iv) one MOB in Fort Lauderdale, Florida for $16 million; (v) one MOB in Wichita, Kansas for $50 million, (vi) three MOBs in Morristown, New Jersey for $155 million, (vii) two MOBs in Dallas, Texas for $60 million, (viii) one MOB in Seattle, Washington for $43 million, (ix) one MOB in New Orleans, Louisiana for $34 million, and (x) one MOB in Cambridge, Massachusetts for $55 million. In conjunction with the acquisition of the MOB Portfolio, the Company originated $142 million of secured mortgage debt.
Development Activities
The Company’s commitments, which are primarily related to development and redevelopment projects and tenant improvements, decreased by $52 million, to $418 million at March 31, 2022, when compared to December 31, 2021, primarily as a result of actual spend on existing projects in the first quarter of 2022.
NOTE 4.  Dispositions of Real Estate and Discontinued Operations

2022 Dispositions of Real Estate
In January 2022, the Company sold one life science facility in Salt Lake City, Utah for $14 million, resulting in a gain on sale of $4 million.
In April 2022, the Company sold one MOB in San Antonio, Texas for $13 million.
2021 Dispositions of Real Estate
Sunrise Senior Housing Portfolio
In January 2021, the Company sold a portfolio of 32 SHOP assets (the “Sunrise Senior Housing Portfolio”) for $664 million, resulting in an immaterial loss on sale, which is recognized in income (loss) from discontinued operations, and provided the buyer with: (i) financing of $410 million (see Note 6) and (ii) a commitment to finance up to $92 million of additional debt for capital expenditures. The commitment to finance additional debt for capital expenditures was subsequently reduced to $56 million in June 2021 and $47 million in February 2022, $0.4 million of which had been funded as of March 31, 2022 (see Note 6). Upon completion of the license transfer process in June 2021, the Company sold the two remaining Sunrise senior housing triple-net assets for $80 million, resulting in a gain on sale of $22 million, which is recognized in income (loss) from discontinued operations.
Brookdale Triple-Net Portfolio
In January 2021, the Company sold 24 senior housing assets in a triple-net lease with Brookdale Senior Living Inc. for $510 million, resulting in total gain on sale of $169 million, which is recognized in income (loss) from discontinued operations.

Additional SHOP Portfolio
In January 2021, the Company sold a portfolio of 16 SHOP assets for $230 million, resulting in total gain on sale of $59 million, which is recognized in income (loss) from discontinued operations. The Company provided the buyer with financing of $150 million (see Note 6).
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
2021 Other Dispositions
In addition to the portfolio and individual sales discussed above, during the year ended December 31, 2021, the Company sold the following: (i) 15 SHOP assets for $169 million, (ii) 7 senior housing triple-net assets for $24 million, and (iii) 10 MOBs and a portion of 1 MOB land parcel for $68 million, resulting in total gain on sales of $58 million ($39 million of which is recognized in income (loss) from discontinued operations). In conjunction with one of the SHOP asset sales, mortgage debt held on the property with a carrying value of $36 million was assumed by the buyer. Of these sales, one SHOP asset was sold during the three months ended March 31, 2021 for $5 million resulting in an immaterial gain on sale, which is recognized in income (loss) from discontinued operations.
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

The following summarizes the assets and liabilities classified as held for sale or as discontinued operations at March 31, 2022 and December 31, 2021, which are included in assets held for sale and discontinued operations, net and liabilities related to assets held for sale and discontinued operations, net, respectively, on the Consolidated Balance Sheets (in thousands):

	March 31, 2022	December 31, 2021
ASSETS
Accounts receivable, net of allowance of $4,146 and $4,138	$2,764	$2,446
Cash and cash equivalents	7,989	7,707
Right-of-use asset, net	23	26
Other assets, net	1,976	3,237
Total assets of discontinued operations, net	12,752	13,416
Assets held for sale, net(1)	21,060	23,774
Assets held for sale and discontinued operations, net	$33,812	$37,190
LIABILITIES
Lease liability	$23	$26
Accounts payable, accrued liabilities, and other liabilities	14,072	14,843
Deferred revenue	139	92
Total liabilities of discontinued operations, net	14,234	14,961
Liabilities related to assets held for sale, net(1)	84	95
Liabilities related to assets held for sale and discontinued operations, net	$14,318	$15,056
_______________________________________
(1)As of March 31, 2022, primarily comprised of five MOBs with net real estate assets of $20 million and right-of-use asset, net of $1 million. As of December 31, 2021, primarily comprised of four MOBs and one life science facility with net real estate assets of $23 million and right-of-use asset, net of $1 million.

The results of discontinued operations during the three months ended March 31, 2022 and 2021, or through the disposal date of each asset or portfolio of assets if they have been sold during such periods, as applicable, are included in the consolidated results of operations for the three months ended March 31, 2022 and 2021. Summarized financial information for discontinued operations for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues:
Rental and related revenues	$—	$5,228
Resident fees and services	2,655	72,998
Total revenues	2,655	78,226
Costs and expenses:
Interest expense	—	2,676
Operating	2,674	71,519
Transaction costs	—	76
Total costs and expenses	2,674	74,271
Other income (expense):
Gain (loss) on sales of real estate, net	(71)	259,662
Other income (expense), net	3	5,885
Total other income (expense), net	(68)	265,547
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	(87)	269,502
Income tax benefit (expense)	340	821
Equity income (loss) from unconsolidated joint ventures	64	(315)
Income (loss) from discontinued operations	$317	$270,008
Impairments of Real Estate
During the three months ended March 31, 2022 and 2021, the Company did not recognize any impairment charges.
Other Losses
During the three months ended March 31, 2022, the Company recognized $14 million of expenses within other income (expense), net on the Consolidated Statements of Operations for tenant relocation and other costs associated with a planned MOB demolition.
NOTE 5.  Leases

Lease Income
The following table summarizes the Company’s lease income, excluding discontinued operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Fixed income from operating leases	$287,292	$262,937
Variable income from operating leases	82,858	65,035
Interest income from direct financing leases	1,168	2,163
Direct Financing Leases
2022 Direct Financing Lease Sale
During the first quarter of 2022, the Company sold its remaining hospital classified as a direct financing lease (“DFL”) for $68 million and recognized a gain on sale of $23 million, which is included in other income (expense), net.

Net investment in DFLs consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Present value of minimum lease payments receivable	$—	$1,220
Present value of estimated residual value	—	44,706
Less deferred selling profits	—	(1,220)
Net investment in direct financing leases	$—	$44,706
Direct Financing Lease Internal Ratings
At March 31, 2022, the Company had no properties classified as a DFL. At December 31, 2021, the Company had one hospital classified as a DFL with a carrying amount of $45 million and an internal rating of “performing”.
NOTE 6.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	March 31, 2022	December 31, 2021
Secured loans(1)	$388,746	$396,281
Mezzanine and other	26,252	25,529
Unamortized discounts, fees, and costs	(3,301)	(4,186)
Reserve for loan losses	(1,944)	(1,813)
Loans receivable, net	$409,753	$415,811
_______________________________________
(1)At March 31, 2022, the Company had $49 million remaining of commitments to fund additional loans for senior housing redevelopment and capital expenditure projects. At December 31, 2021, the Company had $58 million remaining of commitments to fund additional loans for senior housing redevelopment and capital expenditure projects.
SHOP Seller Financing
In conjunction with the sale of 32 SHOP facilities in the Sunrise Senior Housing Portfolio for $664 million in January 2021 (see Note 4), the Company provided the buyer with initial financing of $410 million. The remainder of the sales price was received in cash at the time of sale. Additionally, the Company agreed to provide up to $92 million of additional financing for capital expenditures (up to 65% of the estimated cost of capital expenditures). The additional financing was subsequently reduced to $56 million in June 2021 and $47 million in February 2022 in conjunction with the principal repayments discussed below. Through March 31, 2022, $0.4 million of the additional financing had been funded. The initial and additional financing is secured by the buyer's equity ownership in each property.
In June 2021, the Company received principal repayments of $246 million on the initial financing provided in conjunction with the sale of the Sunrise Senior Housing Portfolio. Additionally, in February 2022, the Company received principal repayments of $8 million in conjunction with the disposition of the underlying collateral. As of March 31, 2022 and December 31, 2021, this secured loan had an outstanding balance of $157 million and $165 million, respectively.
In conjunction with the sale of 16 additional SHOP facilities for $230 million in January 2021 (see Note 4), the Company provided the buyer with financing of $150 million. The remainder of the sales price was received in cash at the time of sale. The financing is secured by the buyer's equity ownership in each property.
During the first quarter of 2021, the Company reduced the consideration and reported gain on sales of real estate and recognized a mark-to-market discount of $16 million for certain transactions with seller financing. The Company’s discount is based on the difference between the stated interest rates (ranging from 3.50% to 4.50%) and corresponding prevailing market rates of approximately 5.25% as of the transaction dates. The discount is recognized as interest income over the term of the discounted loans (ranging from one to three years) using the effective interest rate method. During the three months ended March 31, 2022 and 2021, the Company recognized $1 million and $2 million, respectively, of non-cash interest income related to the amortization of its mark-to-market discounts.

2021 Other Loans Receivable Transactions
The Company classifies a loan receivable as held for sale when management no longer has the intent or ability to hold the loan receivable for the foreseeable future or until maturity. If a loan receivable is classified as held for sale, previously recorded reserves for loan losses are reversed and the loan is reported at the lower of amortized cost or fair value. During the second quarter of 2021, two loans receivable with a total amortized cost of $64 million were classified as held for sale. Upon the transfer of these two loans to held for sale, the carrying value was decreased by $11 million to an estimated fair value of $53 million, $8 million of which was previously recognized as a reserve for loan losses. In 2021, the Company sold these two loans receivable previously classified as held for sale for their aggregate carrying value of $53 million.
These fair value estimates were made for each individual loan classified as held for sale and primarily relied on a market approach, utilizing comparable market transactions, forecasted sales prices, and negotiations with prospective buyers. These estimates are considered to be a Level 3 measurement within the fair value hierarchy, and are subject to inherent uncertainties.
Additionally, in April 2021, the Company sold two mezzanine loans as part of the Discovery SHOP Portfolio disposition (see Note 4), resulting in no gain or loss on sale of the mezzanine loans.
In May 2021, the Company received a $10 million principal repayment related to one of its secured loans. In September 2021, the Company received repayment of the remaining $15 million balance.
In July 2021, the Company received full repayment of the outstanding balance of an $8 million secured loan.
CCRC Resident Loans
For certain residents that qualify, CCRCs may offer to lend residents the necessary funds to satisfy the entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. The loans are due upon sale of the previous residence. At March 31, 2022 and December 31, 2021, the Company held $25 million and $24 million, respectively, of such notes receivable, which are included in mezzanine and other in the table above.
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

The following table summarizes, by year of origination, the Company’s internal ratings for loans receivable, net of unamortized discounts, fees, and reserves for loan losses, as of March 31, 2022 (in thousands):

Investment Type	Year of Origination						Total
	2022	2021	2020	2019	2018	Prior
Secured loans
Risk rating:
Performing loans	$—	$301,796	$79,512	$2,199	$—	$—	$383,507
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total secured loans	$—	$301,796	$79,512	$2,199	$—	$—	$383,507
Mezzanine and other
Risk rating:
Performing loans	$12,521	$12,284	$1,441	$—	$—	$—	$26,246
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total mezzanine and other	$12,521	$12,284	$1,441	$—	$—	$—	$26,246
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
The following table summarizes the Company’s reserve for loan losses (in thousands):

	March 31, 2022			December 31, 2021
	Secured Loans	Mezzanine and Other	Total	Secured Loans	Mezzanine and Other	Total
Reserve for loan losses, beginning of period	$1,804	$9	$1,813	$3,152	$7,128	$10,280
Provision for expected loan losses	134	(3)	131	793	896	1,689
Expected loan losses related to loans sold or repaid(1)	—	—	—	(2,141)	(8,015)	(10,156)
Reserve for loan losses, end of period	$1,938	$6	$1,944	$1,804	$9	$1,813
_______________________________________
(1)Includes six loans sold or repaid during the year ended December 31, 2021.
Additionally, at each of March 31, 2022 and December 31, 2021, a liability of $0.3 million related to expected credit losses for unfunded loan commitments was included in accounts payable, accrued liabilities, and other liabilities.

NOTE 7.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method, excluding investments classified as discontinued operations (dollars in thousands):

				Carrying Amount
				March 31,	December 31,
Entity(1)	Segment	Property Count(2)	Ownership %(2)	2022	2021
SWF SH JV	Other	19	54	$353,268	$355,394
Life Science JV	Life science	1	49	26,572	25,605
Needham Land Parcel JV(3)	Life science	—	38	14,346	13,566
Medical Office JVs(4)	Medical office	3	20 - 67	8,973	9,069
				$403,159	$403,634
_______________________________________
(1)These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)Property counts and ownership percentages are as of March 31, 2022.
(3)In December 2021, the Company acquired a 38% interest in a life science development joint venture in Needham, Massachusetts for $13 million. Land held for development is excluded from the property count as of March 31, 2022.
(4)Includes two unconsolidated medical office joint ventures in which the Company holds an ownership percentage as follows: (i) Ventures IV (20%) and (ii) Suburban Properties, LLC (67%). During 2021, the Company also held a 30% interest in Ventures III, which issued its final distribution and was dissolved.
In April 2021, the Company sold its two preferred equity investments for their carrying value as part of the Discovery SHOP Portfolio disposition (see Note 4). Prior to the sale, the Company’s ownership percentage in these two unconsolidated joint ventures was as follows: (i) Discovery Naples JV (41%) and (ii) Discovery Sarasota JV (47%).
In May 2021, the two remaining CCRCs in the CCRC JV were sold for $38 million, $19 million of which represents the Company’s 49% interest, resulting in an immaterial gain on sale recorded within equity income (loss) from unconsolidated joint ventures during the year ended December 31, 2021.
NOTE 8.  Intangibles

Intangible assets primarily consist of lease-up intangibles and above market tenant lease intangibles. The following table summarizes the Company’s intangible lease assets (dollars in thousands):

Intangible lease assets	March 31, 2022	December 31, 2021
Gross intangible lease assets	$802,078	$797,675
Accumulated depreciation and amortization	(304,974)	(277,915)
Intangible assets, net	$497,104	$519,760

Weighted average remaining amortization period in years	6	6
Intangible liabilities consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (dollars in thousands):

Intangible lease liabilities	March 31, 2022	December 31, 2021
Gross intangible lease liabilities	$239,677	$234,917
Accumulated depreciation and amortization	(64,322)	(57,685)
Intangible liabilities, net	$175,355	$177,232

Weighted average remaining amortization period in years	8	8

During the three months ended March 31, 2022, in conjunction with the Company’s acquisitions of real estate, the Company acquired intangible assets of $4 million and intangible liabilities of $5 million. The intangible assets and liabilities acquired had a weighted average amortization period at acquisition of 9 years and 12 years, respectively.
During the year ended December 31, 2021, in conjunction with the Company’s acquisitions of real estate, the Company acquired intangible assets of $109 million and intangible liabilities of $57 million. The intangible assets and intangible liabilities acquired had a weighted average amortization period at acquisition of 9 years.
NOTE 9.  Debt

Bank Line of Credit and Term Loan
On May 23, 2019, the Company executed a $2.5 billion unsecured revolving line of credit facility, with a maturity date of May 23, 2023 and two six-month extension options, subject to certain customary conditions. Also in May 2019, the Company entered into a $250 million unsecured term loan facility, with a maturity date of May 23, 2024 (the “2019 Term Loan”). In July 2021, the Company repaid the $250 million 2019 Term Loan.
In September 2021, the Company executed an amended and restated unsecured revolving line of credit (the “Revolving Facility”) to increase total revolving commitments from $2.5 billion to $3.0 billion and extend the maturity date to January 20, 2026. This maturity date may be further extended pursuant to two six-month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at LIBOR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. The Company also pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at March 31, 2022, the margin on the Revolving Facility was 0.78% and the facility fee was 0.15%. At March 31, 2022 and December 31, 2021, the Company had no balance outstanding under the Revolving Facility.
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
The Revolving Facility also contains certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreement: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.7 billion. The Company believes it was in compliance with each of these covenants at March 31, 2022.
Commercial Paper Program
In September 2019, the Company established an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, unsecured short-term debt securities with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time. During 2021, the Company increased the maximum aggregate face or principal amount that can be outstanding at any one time from $1.0 billion to $1.5 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company uses its Revolving Facility as a liquidity backstop for the repayment of unsecured short-term debt securities issued under the Commercial Paper Program. At March 31, 2022, the Company had $1.33 billion of securities outstanding under the Commercial Paper Program, with original maturities of approximately 45 days and a weighted average interest rate of 0.93%. At December 31, 2021, the Company had $1.17 billion of securities outstanding under the Commercial Paper Program, with original maturities of approximately two months and a weighted average interest rate of 0.32%.
Senior Unsecured Notes
At each of March 31, 2022 and December 31, 2021, the Company had senior unsecured notes outstanding with an aggregate principal balance of $4.7 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at March 31, 2022.

During the three months ended March 31, 2022, the Company did not repurchase or redeem any senior unsecured notes.
The following table summarizes the Company’s senior unsecured notes repurchases and redemptions during the year ended December 31, 2021 (dollars in thousands):

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
(2)Upon completing the repurchases and redemptions of all outstanding 4.25%, 4.20%, and 3.88% senior unsecured notes due 2023 and 2024, the Company recognized a $164 million loss on debt extinguishment during the three months ended March 31, 2021.
During the three months ended March 31, 2022, the Company did not issue any senior unsecured notes.
In 2021, the Company completed two green bond offerings. The net proceeds from both green bonds are or will be allocated to eligible green projects, and the Company may choose to allocate or re-allocate net proceeds from such offerings to one more other eligible green projects. The following table summarizes these senior unsecured note issuances for the year ended December 31, 2021 (dollars in thousands):

Issue Date	Amount	Coupon Rate	Maturity Year
November 24, 2021	$500,000	2.13%	2028
July 12, 2021	450,000	1.35%	2027
Mortgage Debt
At March 31, 2022 and December 31, 2021, the Company had $349 million and $350 million, respectively, in aggregate principal of mortgage debt outstanding, which was secured by 18 healthcare facilities, with an aggregate carrying value of $803 million and $811 million, respectively.
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
During each of the three months ended March 31, 2022 and March 31, 2021, the Company made aggregate principal repayments of mortgage debt of $1 million (excluding mortgage debt on assets held for sale and discontinued operations).
In April 2021, in conjunction with the acquisition of the MOB Portfolio, the Company originated $142 million of secured mortgage debt (see Note 3) that matures in May 2026. In April 2022, the Company terminated its existing interest rate cap agreements associated with this variable rate mortgage debt and entered into two interest rate swap contracts that are designated as cash flow hedges and mature in May 2026 (see Note 17).

Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at March 31, 2022 (dollars in thousands):

			Senior Unsecured Notes(2)		Mortgage Debt(3)
Year	Bank Line of Credit	Commercial Paper(1)	Amount	Interest Rate	Amount	Interest Rate	Total
2022	$—	$—	$—	—%	$3,778	3.80%	$3,778
2023	—	—	—	—%	90,089	3.80%	90,089
2024	—	—	—	—%	7,024	3.81%	7,024
2025	—	—	800,000	3.93%	3,209	3.80%	803,209
2026	—	1,330,813	650,000	3.39%	244,523	3.11%	2,225,336
Thereafter	—	—	3,250,000	3.24%	366	5.91%	3,250,366
	—	1,330,813	4,700,000		348,989		6,379,802
(Discounts), premium and debt costs, net	—	—	(45,944)		1,724		(44,220)
	$—	$1,330,813	$4,654,056		$350,713		$6,335,582
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
(3)Effective interest rates on the mortgage debt range from 2.72% to 5.91% with a weighted average effective interest rate of 3.36% and a weighted average maturity of 4 years.
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
DownREITs and Other Partnerships
In connection with the formation of certain limited liability companies (“DownREITs”), members may contribute appreciated real estate to a DownREIT in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if a contributed property is later sold by the DownREIT, the unamortized pre-contribution gain that exists at the date of sale is specifically allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Internal Revenue Code (“make-whole payments”). These make-whole payments include a tax gross-up provision. These indemnification agreements have expirations terms that range through 2039 on a total of 29 properties.
Additionally, the Company owns a 49% interest in the Life Science JV (see Note 7). If the property in the joint venture is sold in a taxable transaction, the Company is generally obligated to indemnify its joint venture partner for its federal and state income taxes associated with the gain that existed at the time of the contribution to the joint venture.

NOTE 11.  Equity and Redeemable Noncontrolling Interests

Dividends
On April 28, 2022, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.30 per share. The common stock cash dividend will be paid on May 20, 2022 to stockholders of record as of the close of business on May 9, 2022.
During the three months ended March 31, 2022 and 2021, the Company declared and paid common stock cash dividends of $0.30 per share.
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
At March 31, 2022, $1.18 billion of the Company’s common stock remained available for sale under the ATM Program.
ATM Forward Contracts
During the year ended December 31, 2021, the Company utilized the forward provisions under the ATM Program to allow for the sale of an aggregate of 9.1 million shares of its common stock at an initial weighted average net price of $35.25 per share, after commissions. During the three months ended March 31, 2022, no shares were settled under ATM forward contracts. Therefore, at March 31, 2022, 9.1 million shares remained outstanding under ATM forward contracts.
During the three months ended March 31, 2021, the Company did not utilize the forward provisions under the ATM Program.
ATM Direct Issuances
During the three months ended March 31, 2022 and March 31, 2021, no shares of common stock were issued under the ATM Program.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	March 31, 2022	December 31, 2021
Supplemental Executive Retirement Plan minimum liability	$(3,047)	$(3,147)
Total accumulated other comprehensive income (loss)	$(3,047)	$(3,147)
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

During the year ended December 31, 2021, one of the redeemable noncontrolling interests met the conditions for redemption and the related put option was exercised during the year then ended. Accordingly, the Company made a cash payment for the redemption value of $60 million to the related noncontrolling interest holder during the year ended December 31, 2021 and acquired the redeemable noncontrolling interest associated with this entity. The remaining redeemable noncontrolling interests had not yet met the conditions for redemption as of March 31, 2022 or December 31, 2021. Three of the interests will become redeemable following the passage of a predetermined amount of time, one of which will occur in late 2022, and the remaining two in 2023 and 2024. The fourth interest will become redeemable at the earlier of a predetermined passage of time or stabilization of the underlying development property, which is expected to occur in 2023. The redemption values are subject to change based on the assessment of value at each redemption date.
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
Refer to Note 11 for a discussion of the sale of shares under and settlement of forward sales agreements during the periods presented. The Company considered the potential dilution resulting from the forward agreements to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to calculate the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. The aggregate effect on the Company’s diluted weighted-average common shares for the three months ended March 31, 2022 and 2021 was zero weighted-average incremental shares from the forward equity sales agreements.
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator
Income (loss) from continuing operations	$75,026	$(120,585)
Noncontrolling interests' share in continuing operations	(3,730)	(3,306)
Income (loss) from continuing operations attributable to Healthpeak Properties, Inc.	71,296	(123,891)
Less: Participating securities' share in continuing operations	(1,976)	(2,451)
Income (loss) from continuing operations applicable to common shares	69,320	(126,342)
Income (loss) from discontinued operations	317	270,008
Noncontrolling interests' share in discontinued operations	—	(329)
Net income (loss) applicable to common shares	$69,637	$143,337
Denominator
Basic weighted average shares outstanding	539,352	538,679
Dilutive potential common shares - equity awards(1)	234	—
Diluted weighted average common shares	539,586	538,679
Basic earnings (loss) per common share
Continuing operations	$0.13	$(0.23)
Discontinued operations	0.00	0.50
Net income (loss) applicable to common shares	$0.13	$0.27
Diluted earnings (loss) per common share
Continuing operations	$0.13	$(0.23)
Discontinued operations	0.00	0.50
Net income (loss) applicable to common shares	$0.13	$0.27
_______________________________________
(1)For all periods presented, represents the dilutive impact of 1 million outstanding equity awards (restricted stock units and stock options).

For the three months ended March 31, 2022, the 9.1 million shares under forward sales agreements that have not been settled as of March 31, 2022 were anti-dilutive. For the three months ended March 31, 2021, forward sales agreements had no dilutive impact as no shares remained outstanding under ATM forward contracts during the period.
For the three months ended March 31, 2022 and 2021, all 7 million shares issuable upon conversion of DownREIT units were not included because they were anti-dilutive.
NOTE 13.  Segment Disclosures

The Company’s reportable segments, based on how its chief operating decision makers (“CODMs”) evaluate the business and allocate resources, are as follows: (i) life science, (ii) medical office, and (iii) CCRC. The Company has non-reportable segments that are comprised primarily of the Company’s interests in an unconsolidated JV that owns 19 senior housing assets (the “SWF SH JV”) and debt investments. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC, as updated by Note 2 herein.
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

The following tables summarize information for the reportable segments (in thousands):
For the three months ended March 31, 2022:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$194,055	$177,263	$121,560	$5,494	$—	$498,372
Government grant income(1)	—	—	6,552	—	—	6,552
Less: Interest income	—	—	—	(5,494)	—	(5,494)
Healthpeak’s share of unconsolidated joint venture total revenues	1,431	732	—	18,045	—	20,208
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	333	315	—	648
Noncontrolling interests’ share of consolidated joint venture total revenues	(57)	(8,820)	—	—	—	(8,877)
Operating expenses	(48,189)	(61,170)	(97,888)	—	—	(207,247)
Healthpeak’s share of unconsolidated joint venture operating expenses	(483)	(299)	—	(14,055)	—	(14,837)
Noncontrolling interests’ share of consolidated joint venture operating expenses	19	2,602	—	—	—	2,621
Adjustments to NOI(2)	(14,112)	(3,546)	—	(8)	—	(17,666)
Adjusted NOI	132,664	106,762	30,557	4,297	—	274,280
Plus: Adjustments to NOI(2)	14,112	3,546	—	8	—	17,666
Interest income	—	—	—	5,494	—	5,494
Interest expense	—	(1,036)	(1,865)	—	(34,685)	(37,586)
Depreciation and amortization	(78,138)	(67,773)	(31,822)	—	—	(177,733)
General and administrative	—	—	—	—	(23,831)	(23,831)
Transaction costs	(292)	(4)	—	—	—	(296)
Impairments and loan loss reserves	—	—	—	(132)	—	(132)
Gain (loss) on sales of real estate, net	3,856	—	—	—	—	3,856
Other income (expense), net	(9)	10,937	6,511	(32)	909	18,316
Less: Government grant income	—	—	(6,552)	—	—	(6,552)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(948)	(433)	(333)	(4,305)	—	(6,019)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	38	6,218	—	—	—	6,256
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	71,283	58,217	(3,504)	5,330	(57,607)	73,719
Income tax benefit (expense)	—	—	—	—	(777)	(777)
Equity income (loss) from unconsolidated joint ventures	966	200	539	379	—	2,084
Income (loss) from continuing operations	72,249	58,417	(2,965)	5,709	(58,384)	75,026
Income (loss) from discontinued operations	—	—	—	—	317	317
Net income (loss)	$72,249	$58,417	$(2,965)	$5,709	$(58,067)	$75,343
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

For the three months ended March 31, 2021:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$169,934	$160,201	$116,128	$9,013	$—	$455,276
Government grant income(1)	—	—	1,310	—	—	1,310
Less: Interest income	—	—	—	(9,013)	—	(9,013)
Healthpeak’s share of unconsolidated joint venture total revenues	1,337	715	4,488	16,753	—	23,293
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	199	227	—	426
Noncontrolling interests’ share of consolidated joint venture total revenues	(65)	(8,926)	—	—	—	(8,991)
Operating expenses	(39,461)	(51,121)	(91,179)	—	—	(181,761)
Healthpeak’s share of unconsolidated joint venture operating expenses	(425)	(294)	(4,745)	(12,595)	—	(18,059)
Noncontrolling interests’ share of consolidated joint venture operating expenses	20	2,504	—	—	—	2,524
Adjustments to NOI(2)	(11,810)	(1,923)	20	112	—	(13,601)
Adjusted NOI	119,530	101,156	26,221	4,497	—	251,404
Plus: Adjustments to NOI(2)	11,810	1,923	(20)	(112)	—	13,601
Interest income	—	—	—	9,013	—	9,013
Interest expense	(102)	(95)	(1,918)	—	(44,728)	(46,843)
Depreciation and amortization	(68,434)	(57,954)	(31,150)	—	—	(157,538)
General and administrative	—	—	—	—	(24,902)	(24,902)
Transaction costs	(32)	(330)	(432)	(4)	—	(798)
Impairments and loan loss reserves	—	—	—	(3,242)	—	(3,242)
Gain (loss) on debt extinguishments	—	—	—	—	(164,292)	(164,292)
Other income (expense), net	4	(2,279)	2,176	482	1,817	2,200
Less: Government grant income	—	—	(1,310)	—	—	(1,310)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(912)	(421)	58	(4,385)	—	(5,660)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	45	6,422	—	—	—	6,467
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	61,909	48,422	(6,375)	6,249	(232,105)	(121,900)
Income tax benefit (expense)	—	—	—	—	(8)	(8)
Equity income (loss) from unconsolidated joint ventures	(93)	192	—	1,224	—	1,323
Income (loss) from continuing operations	61,816	48,614	(6,375)	7,473	(232,113)	(120,585)
Income (loss) from discontinued operations	—	—	—	—	270,008	270,008
Net income (loss)	$61,816	$48,614	$(6,375)	$7,473	$37,895	$149,423
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

NOTE 14.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow information:
Interest paid, net of capitalized interest	$58,487	$90,032
Income taxes paid (refunded)	(1,947)	2,521
Capitalized interest	8,305	5,453
Supplemental schedule of non-cash investing and financing activities:
Increase in ROU asset in exchange for new lease liability related to operating leases	179	5,020
Seller financing provided on disposition of real estate asset	—	559,745
Accrued construction costs	163,277	107,798
Vesting of restricted stock units and conversion of non-managing member units into common stock	752	838
The following table summarizes certain cash flow information related to assets classified as discontinued operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Leasing costs, tenant improvements, and recurring capital expenditures	$18	$1,873
Development, redevelopment, and other major improvements of real estate	—	3,861
Depreciation and amortization of real estate, in-place lease, and other intangibles	—	—

The following table summarizes cash, cash equivalents and restricted cash (in thousands):

	Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021
	Continuing operations		Discontinued operations		Total
Beginning of period:
Cash and cash equivalents	$158,287	$44,226	$7,707	$53,085	$165,994	$97,311
Restricted cash	53,454	67,206	—	17,168	53,454	84,374
Cash, cash equivalents and restricted cash	$211,741	$111,432	$7,707	$70,253	$219,448	$181,685
End of period:
Cash and cash equivalents	$89,066	$34,007	$7,989	$40,161	$97,055	$74,168
Restricted cash	52,103	68,033	—	5,817	52,103	73,850
Cash, cash equivalents and restricted cash	$141,169	$102,040	$7,989	$45,978	$149,158	$148,018
NOTE 15.  Variable Interest Entities

Unconsolidated Variable Interest Entities
At March 31, 2022 and December 31, 2021, the Company had investments in: (i) two unconsolidated VIE joint ventures and (ii) marketable debt securities of one VIE. The Company determined it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (the LLC investment and Needham Land Parcel JV discussed below), it has no formal involvement in these VIEs beyond its investments.

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
The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at March 31, 2022 was as follows (in thousands):

VIE Type	Asset Type	Maximum Loss Exposure and Carrying Amount(1)
Continuing operations:
CMBS and LLC investment	Other assets, net	$36,492
Needham Land Parcel JV	Investments in and advances to unconsolidated joint ventures	14,346
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).
As of March 31, 2022, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
See Notes 3, 4, and 7 for additional descriptions of the nature, purpose, and operating activities of the Company’s unconsolidated VIEs and interests therein.
Consolidated Variable Interest Entities
The Company’s consolidated total assets and total liabilities at March 31, 2022 and December 31, 2021 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company.
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
Life Science JVs.  The Company holds a 99% ownership interest in multiple joint venture entities that own and lease life science assets (the “Life Science JVs”). The Life Science JVs are VIEs as the members share in control of the entities, but substantially all of the activities are performed on behalf of the Company. The Company consolidates the Life Science JVs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the Life Science JVs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of debt service payments and capital expenditures for the properties. Assets generated by the Life Science JVs may only be used to settle their contractual obligations (primarily from capital expenditures). Refer to Note 11 for a discussion of certain put options associated with the Life Science JVs.

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
Exchange Accommodation Titleholder. During the three months ended March 31, 2022, the Company acquired two MOBs (the “acquired properties”) using a reverse like-kind exchange structure pursuant to Section 1031 of the Internal Revenue Code (a “reverse 1031 exchange”). As of March 31, 2022, the Company had not completed the reverse 1031 exchange and as such, the acquired properties remained in the possession of the Exchange Accommodation Titleholder (“EAT”). The EAT was classified as a VIE as it was a “thinly capitalized” entity. The Company consolidated the EAT because it had the ability to control the activities that most significantly impacted the economic performance of the EAT and was, therefore, the primary beneficiary of the EAT. The properties held by the EAT had a carrying value of $43 million as of March 31, 2022. The assets of the EAT primarily consisted of leased properties (net real estate, including intangibles), rents receivable, and cash and cash equivalents; their obligations primarily consisted of capital expenditures for the properties. Assets generated by the EAT may only be used to settle its contractual obligations (primarily from capital expenditures).
Additionally, during the year ended December 31, 2021, the Company acquired two MOBs using reverse 1031 exchanges. As of December 31, 2021, the Company had not completed the reverse 1031 exchanges and as such, the acquired properties remained in the possession of the EAT. These properties held by the EAT had a carrying value of $77 million as of December 31, 2021. These reverse 1031 exchanges were completed in February 2022.

Total assets and total liabilities include VIE assets and liabilities as follows (in thousands):

	March 31, 2022	December 31, 2021
Assets
Buildings and improvements	$2,303,407	$2,303,920
Development costs and construction in progress	107,066	82,303
Land	509,678	548,168
Accumulated depreciation and amortization	(569,437)	(551,097)
Net real estate	2,350,714	2,383,294
Accounts receivable, net	4,854	5,455
Cash and cash equivalents	37,080	22,295
Restricted cash	162	114
Intangible assets, net	109,993	117,180
Assets held for sale and discontinued operations, net	288	754
Right-of-use asset, net	106,600	107,993
Other assets, net	65,201	62,886
Total assets	$2,674,892	$2,699,971
Liabilities
Mortgage debt	$144,425	$144,350
Intangible liabilities, net	27,549	23,909
Liabilities related to assets held for sale and discontinued operations, net	1,677	1,677
Lease liability	98,474	99,213
Accounts payable, accrued liabilities, and other liabilities	56,712	58,440
Deferred revenue	24,405	21,546
Total liabilities	$353,242	$349,135
Total assets and liabilities related to assets held for sale and discontinued operations include VIE assets and liabilities as follows (in thousands):

	March 31, 2022	December 31, 2021
Assets
Accounts receivable, net	$62	$62
Cash and cash equivalents	225	59
Other assets, net	1	633
Total assets	$288	$754
Liabilities
Accounts payable, accrued liabilities, and other liabilities	$1,677	$1,677
Total liabilities	$1,677	$1,677

NOTE 16.  Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis in the Consolidated Balance Sheets were immaterial at March 31, 2022 and December 31, 2021.
The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	March 31, 2022(3)		December 31, 2021(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$409,753	$424,346	$415,811	$437,607
Marketable debt securities(2)	21,172	21,172	21,003	21,003
Interest rate cap assets(2)	2,391	2,391	397	397
Bank line of credit and commercial paper(2)	1,330,813	1,330,813	1,165,975	1,165,975
Senior unsecured notes(1)	4,654,056	4,669,414	4,651,933	5,054,747
Mortgage debt(2)	350,713	344,995	352,081	352,800
_______________________________________
(1)Level 1: Fair value calculated based on quoted prices in active markets.
(2)Level 2: Fair value based on (i) for marketable debt securities, quoted prices for similar or identical instruments in active or inactive markets, respectively, or (ii) for loans receivable, net, mortgage debt, and caps, standardized pricing models in which significant inputs or value drivers are observable in active markets. For bank line of credit and commercial paper, the carrying values are a reasonable estimate of fair value because the borrowings are primarily based on market interest rates and the Company’s credit rating.
(3)During the three months ended March 31, 2022 and year ended December 31, 2021, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
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
In March 2021, the Company repaid $39 million of variable rate secured debt on two SHOP assets and terminated the two remaining related interest rate swap contracts. Therefore, at March 31, 2022 and December 31, 2021, the Company had no remaining interest rate swap contracts.
In April 2021, the Company executed two interest rate cap agreements on its mortgage debt issued in conjunction with the acquisition of the MOB Portfolio (see Note 3).
The following table summarizes the Company’s outstanding interest rate cap agreements as of March 31, 2022 (in thousands):

Date Entered	Maturity Date	Hedge Designation	Notional	Strike Rate	Index	Fair Value(1)
April 2021(2)	May 2024	Non-designated	$142,100	2.00%	1 mo. USD-LIBOR-BBA	$2,391
_____________________________
(1)Derivative assets are recorded in other assets, net in the Consolidated Balance Sheets.
(2)Represents two interest rate cap agreements that manage the Company’s exposure to variable cash flows on certain mortgage debt borrowings by limiting interest rates.
During the three months ended March 31, 2022, the Company recognized a $2 million increase in the fair value of the interest rate cap agreements within other income (expense), net.
In April 2022, the Company terminated its existing interest rate cap agreements associated with $142 million of variable rate mortgage debt and entered into two interest rate swap contracts that are designated as cash flow hedges and mature in May 2026.

NOTE 18.    Accounts Payable, Accrued Liabilities, and Other Liabilities

The following table summarizes the Company’s accounts payable, accrued liabilities, and other liabilities, excluding accounts payable, accrued liabilities, and other liabilities related to assets classified as discontinued operations (in thousands):

	March 31, 2022	December 31, 2021
Refundable entrance fees(1)	$281,242	$288,409
Accrued construction costs	163,277	179,995
Accrued interest	35,753	59,342
Other accounts payable and accrued liabilities	215,101	227,638
Accounts payable, accrued liabilities, and other liabilities	$695,373	$755,384
_______________________________________
(1)At March 31, 2022 and December 31, 2021, unamortized nonrefundable entrance fee liabilities were $498 million and $496 million, respectively, which are recorded within deferred revenue on the Consolidated Balance Sheets. During the three months ended March 31, 2022, the Company collected nonrefundable entrance fees of $21 million and recognized amortization of $19 million. During the three months ended March 31, 2021, the Company collected nonrefundable entrance fees of $15 million and recognized amortization of $20 million. The amortization of nonrefundable entrance fees is included within resident fees and services on the Consolidated Statements of Operations.

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
As more fully set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:
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

Overview
The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:
•Executive Summary
•Covid Update
•Overview of Transactions
•Dividends
•Results of Operations
•Liquidity and Capital Resources
•Non-GAAP Financial Measures Reconciliations
•Critical Accounting Estimates and Recent Accounting Pronouncements
Executive Summary
Healthpeak Properties, Inc. is a Standard & Poor’s (“S&P”) 500 company that acquires, develops, owns, leases and manages healthcare real estate across the United States (“U.S.”). Our company was originally founded in 1985. We are a Maryland corporation and qualify as a self-administered REIT. Our corporate headquarters are located in Denver, Colorado and we have additional offices in California, Tennessee, and Massachusetts.
During 2020, we began the process of disposing of our senior housing triple-net and senior housing operating property (“SHOP”) portfolios. As of December 31, 2020, we concluded that the planned dispositions represented a strategic shift that had and will have a major effect on our operations and financial results and, therefore, the assets are classified as discontinued operations in all periods presented herein. In September 2021, we successfully completed the disposition of both portfolios. See Note 4 to the Consolidated Financial Statements for further information regarding discontinued operations.
In conjunction with the disposal of our senior housing triple-net and SHOP portfolios, we focused our strategy on investing in a diversified portfolio of high-quality healthcare properties across our three core asset classes of life science, medical office, and continuing care retirement community (“CCRC”) real estate. Under the life science and medical office segments, we invest through the acquisition, development and management of life science facilities, MOBs, and hospitals. Under the CCRC segment, our properties are operated through RIDEA structures. We have other non-reportable segments that are comprised primarily of debt investments and an interest in an unconsolidated joint venture that owns 19 senior housing assets (our “SWF SH JV”).
At March 31, 2022, our portfolio of investments, including properties in our unconsolidated joint ventures, consisted of interests in 483 properties. The following table summarizes information for our reportable and other non-reportable segments, excluding discontinued operations, for the three months ended March 31, 2022 (dollars in thousands):

Segment	Total Portfolio Adjusted NOI(1)	Percentage of Total Portfolio Adjusted NOI	Number of Properties
Life science	$132,664	48%	149
Medical office	106,762	39%	300
CCRC	30,557	11%	15
Other non-reportable	4,297	2%	19
Totals	$274,280	100%	483
_______________________________________
(1)Total Portfolio metrics include results of operations from disposed properties through the disposition date. See “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information regarding Adjusted NOI and see Note 13 to the Consolidated Financial Statements for a reconciliation of Adjusted NOI by segment to net income (loss).
For a description of our significant activities during 2022, see “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Transactions” in this report.

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
Covid Update
Our tenants, operators, and borrowers have experienced significant cost increases as a result of increased health and safety measures, staffing shortages, increased governmental regulation and compliance, vaccine mandates, and other operational changes necessitated either directly or indirectly by the Covid pandemic. We anticipate that many of these expenses will remain at these higher levels even after the pandemic passes, and may reduce margins in the business. In addition, the pandemic, including labor and supply chain disruptions and/or other economic conditions caused by the pandemic, could adversely impact the scheduled completion and/or cost of our development, redevelopment and tenant improvement projects.
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
We believe we remain well-positioned to navigate economic changes resulting from the pandemic, with approximately $2.12 billion of liquidity available, including $1.69 billion of borrowing capacity under our Revolving Facility (as defined below), $313 million of net proceeds expected from the future settlement of shares issued through our ATM forward contracts (as defined below), and approximately $124 million of cash and cash equivalents as of May 2, 2022.
See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for additional discussion of the risks posed by the Covid pandemic and uncertainties we and our tenants, operators, and borrowers may face as a result.
Overview of Transactions
67 Smith Place
In January 2022, we closed a life science acquisition in Cambridge, Massachusetts for $72 million.
Vista Sorrento Phase II
In January 2022, we closed a life science acquisition in San Diego, California for $24 million.
Webster MOB Portfolio
In March 2022, we acquired a portfolio of two MOBs in Houston, Texas for $43 million.

Other Real Estate Transactions
•During the three months ended March 31, 2022, we sold one life science facility in Utah for $14 million.
•Also during the three months ended March 31, 2022, we sold our remaining hospital classified as a direct financing lease (“DFL”) for $68 million.
•In April 2022, we sold one MOB in San Antonio, Texas for $13 million.
Financing Activities
•In April 2022, we terminated our existing interest rate cap agreements associated with $142 million of variable rate mortgage debt and entered into two interest rate swap contracts that are designated as cash flow hedges and mature in May 2026.
Development Activities
•At March 31, 2022, we had seven life science development projects in process with an aggregate total estimated cost of approximately $1.3 billion.
•During the three months ended March 31, 2022, the following projects were placed in service: (i) three MOB development projects with total costs incurred of $58 million, (ii) one life science development project with total costs incurred of $36 million, (iii) one life science redevelopment project with total costs incurred of $60 million, and (iv) a portion of one life science development project with total costs incurred of $40 million.
Dividends
The following table summarizes our common stock cash dividends declared in 2022:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
January 27	February 11	$0.30	February 22
April 28	May 9	0.30	May 20
Results of Operations
We evaluate our business and allocate resources among our reportable business segments: (i) life science, (ii) medical office, and (iii) CCRC. Under the life science and medical office segments, we invest through the acquisition, development, and management of life science facilities, MOBs, and hospitals, which generally requires a greater level of property management. Our CCRCs are operated through RIDEA structures. We have other non-reportable segments that are comprised primarily of: (i) an interest in our unconsolidated SWF SH JV and (ii) debt investments. We evaluate performance based upon property adjusted net operating income (“Adjusted NOI” or “Cash NOI”) in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (“SEC”), as updated by Note 2 to the Consolidated Financial Statements herein.

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

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021
Overview

Three Months Ended March 31, 2022 and 2021
The following table summarizes results for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Net income (loss) applicable to common shares	$69,637	$143,337	$(73,700)
Nareit FFO	243,431	40,233	203,198
FFO as Adjusted	234,818	215,391	19,427
AFFO	202,033	184,798	17,235
Net income (loss) applicable to common shares decreased primarily as a result of the following:
•a decrease in income from discontinued operations, primarily as a result of: (i) a decrease in gain on sales of real estate from the completion of dispositions of our senior housing portfolios and (ii) decreased NOI from dispositions of our senior housing portfolios;
•an increase in depreciation, primarily as a result of: (i) 2021 and 2022 acquisitions of real estate and (ii) development and redevelopment projects placed in service during 2021 and 2022;
•expenses incurred for tenant relocation and other costs associated with a planned MOB demolition; and
•a decrease in interest income primarily as a result of principal repayments on and sales of loans receivable in 2021 and 2022.
The decrease in net income (loss) applicable to common shares was partially offset by:
•a decrease in loss on debt extinguishments related to our repurchase and redemption of certain outstanding senior notes in the first quarter of 2021;
•an increase in NOI generated from our life science and medical office segments related to: (i) 2021 and 2022 acquisitions of real estate, (ii) development and redevelopment projects placed in service during 2021 and 2022, and (iii) new leasing activity during 2021 and 2022 (including the impact to straight-line rents);
•a gain on sale of a hospital that was classified as a DFL;
•a reduction in interest expense, primarily as a result of senior unsecured notes repurchases and redemptions in the first and second quarters of 2021;
•an increase in government grant income received under the CARES Act in 2022;
•an increase in gains on sale of depreciable real estate related to a life science facility sale in 2022; and
•a reduction in loan loss reserves in 2022 primarily due to a lower loans receivable balance.
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
FFO as Adjusted increased primarily as a result of the aforementioned events impacting Nareit FFO, except for the following, which are excluded from FFO as Adjusted:
•the gain on sale of a hospital that was classified as a DFL;
•the expenses for tenant relocation and other costs associated with an MOB that we intend to demolish; and
•loan loss reserves.
AFFO increased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents, which is excluded from AFFO. The increase was partially offset by higher AFFO capital expenditures during the period.

Segment Analysis
The following tables provide selected operating information for our Same-Store and total property portfolio for each of our reportable segments. For the three months ended March 31, 2022, our Same-Store consists of 385 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2021 and that remained in operations under a consistent reporting structure through March 31, 2022. Our total property portfolio consisted of 483 and 463 properties at March 31, 2022 and 2021, respectively.

Life Science

The following table summarizes results at and for the three months ended March 31, 2022 and 2021 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Three Months Ended March 31,			Three Months Ended March 31,
	2022	2021	Change	2022	2021	Change
Rental and related revenues	$156,735	$149,067	$7,668	$194,055	$169,934	$24,121
Healthpeak’s share of unconsolidated joint venture total revenues	1,431	1,337	94	1,431	1,337	94
Noncontrolling interests’ share of consolidated joint venture total revenues	(50)	(53)	3	(57)	(65)	8
Operating expenses	(38,200)	(33,785)	(4,415)	(48,189)	(39,461)	(8,728)
Healthpeak’s share of unconsolidated joint venture operating expenses	(483)	(425)	(58)	(483)	(425)	(58)
Noncontrolling interests’ share of consolidated joint venture operating expenses	17	14	3	19	20	(1)
Adjustments to NOI(2)	(7,230)	(9,448)	2,218	(14,112)	(11,810)	(2,302)
Adjusted NOI	$112,220	$106,707	$5,513	132,664	119,530	13,134
Less: non-SS Adjusted NOI				(20,444)	(12,823)	(7,621)
SS Adjusted NOI				$112,220	$106,707	$5,513
Adjusted NOI % change			5.2%
Property count(3)	121	121		149	141
End of period occupancy	98.6%	98.3%		98.5%	97.0%
Average occupancy	98.4%	97.9%		98.2%	96.6%
Average occupied square feet	9,025	8,991		10,737	9,809
Average annual total revenues per occupied square foot(4)	$67	$63		$68	$65
Average annual base rent per occupied square foot(5)	$52	$50		$52	$51
_______________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(3)From our first quarter 2021 presentation of Same-Store, we added: (i) six stabilized developments placed in service, (ii) five stabilized acquisitions, (iii) four stabilized redevelopments placed in service, and (iv) one stabilized property that previously experienced a casualty event, and we removed: (i) three life science facilities that were placed into development and (ii) one life science facility that was sold.
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
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:
•an increase in NOI from (i) increased occupancy in developments and redevelopments placed in service in 2021 and 2022 and (ii) acquisitions in 2021 and 2022.

Medical Office

The following table summarizes results at and for the three months ended March 31, 2022 and 2021 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Three Months Ended March 31,			Three Months Ended March 31,
	2022	2021	Change	2022	2021	Change
Rental and related revenues	$145,616	$139,553	$6,063	$176,095	$158,038	$18,057
Income from direct financing leases	—	—	—	1,168	2,163	(995)
Healthpeak’s share of unconsolidated joint venture total revenues	709	693	16	732	715	17
Noncontrolling interests’ share of consolidated joint venture total revenues	(8,667)	(8,586)	(81)	(8,820)	(8,926)	106
Operating expenses	(47,969)	(44,332)	(3,637)	(61,170)	(51,121)	(10,049)
Healthpeak’s share of unconsolidated joint venture operating expenses	(299)	(294)	(5)	(299)	(294)	(5)
Noncontrolling interests’ share of consolidated joint venture operating expenses	2,602	2,434	168	2,602	2,504	98
Adjustments to NOI(2)	(1,893)	(2,506)	613	(3,546)	(1,923)	(1,623)
Adjusted NOI	$90,099	$86,962	$3,137	106,762	101,156	5,606
Less: non-SS Adjusted NOI				(16,663)	(14,194)	(2,469)
SS Adjusted NOI				$90,099	$86,962	$3,137
Adjusted NOI % change			3.6%
Property count(3)	249	249		300	286
End of period occupancy	91.6%	91.4%		90.2%	90.3%
Average occupancy	91.5%	91.5%		90.3%	90.3%
Average occupied square feet	18,620	18,624		21,751	20,703
Average annual total revenues per occupied square foot(4)	$32	$30		$33	$31
Average annual base rent per occupied square foot(5)	$27	$26		$27	$27
___________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(3)From our first quarter 2021 presentation of Same-Store, we added: (i) 10 stabilized acquisitions, (ii) 3 stabilized redevelopments placed in service, and (iii) 1 MOB that was removed from held for sale classification, and we removed: (i) 5 MOBs that were sold, (ii) 5 MOBs that were classified as held for sale, and (iii) 5 MOBs that were placed into redevelopment.
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
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned increases to Same-Store and the following Non-Same-Store impacts:
•increased NOI from our 2021 and 2022 acquisitions;
•increased occupancy in former redevelopment and development properties that have been placed in service; partially offset by
•decreased NOI from our 2021 and 2022 dispositions.

Continuing Care Retirement Community

The following table summarizes results at and for the three months ended March 31, 2022 and 2021 (dollars in thousands, except per unit data):

	SS			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2022	2021	Change	2022	2021	Change
Resident fees and services	$121,560	$116,128	$5,432	$121,560	$116,128	$5,432
Government grant income(1)	6,552	1,310	5,242	6,552	1,310	5,242
Healthpeak’s share of unconsolidated joint venture total revenues	—	—	—	—	4,488	(4,488)
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	—	333	199	134
Operating expenses	(97,398)	(90,430)	(6,968)	(97,888)	(91,179)	(6,709)
Healthpeak’s share of unconsolidated joint venture operating expenses	—	—	—	—	(4,745)	4,745
Adjustments to NOI(2)	—	—	—	—	20	(20)
Adjusted NOI	$30,714	$27,008	$3,706	30,557	26,221	4,336
Less: non-SS Adjusted NOI				157	787	(630)
SS Adjusted NOI				$30,714	$27,008	$3,706
Adjusted NOI % change			13.7%
Property count(3)	15	15		15	17
Average occupancy	80.9%	78.7%		80.9%	78.7%
Average occupied units(4)	5,939	5,854		5,939	6,179
Average annual rent per occupied unit	$86,285	$80,245		$86,506	$79,059
_______________________________________
(1)Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the Consolidated Statements of Operations.
(2)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(3)From our first quarter 2021 presentation of Same-Store, we added 13 properties that previously experienced an operator transition.
(4)Represents average occupied units as reported by the operators for the three-month period.
Same-Store Adjusted NOI and Total Portfolio Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees;
•increased government grant income received under the CARES Act; and
•lower Covid related expenses; partially offset by
•higher labor costs.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Interest income	$5,494	$9,013	$(3,519)
Interest expense	37,586	46,843	(9,257)
Depreciation and amortization	177,733	157,538	20,195
General and administrative	23,831	24,902	(1,071)
Transaction costs	296	798	(502)
Impairments and loan loss reserves (recoveries), net	132	3,242	(3,110)
Gain (loss) on sales of real estate, net	3,856	—	3,856
Gain (loss) on debt extinguishments	—	(164,292)	164,292
Other income (expense), net	18,316	2,200	16,116
Income tax benefit (expense)	(777)	(8)	(769)
Equity income (loss) from unconsolidated joint ventures	2,084	1,323	761
Income (loss) from discontinued operations	317	270,008	(269,691)
Noncontrolling interests’ share in continuing operations	(3,730)	(3,306)	(424)
Noncontrolling interests’ share in discontinued operations	—	(329)	329
Interest income
Interest income decreased for the three months ended March 31, 2022 primarily as a result of principal repayments on and sales of loans receivable in 2021 and 2022.
Interest expense
Interest expense decreased for the three months ended March 31, 2022 primarily as a result of senior unsecured notes repurchases and redemptions in the first and second quarters of 2021.
Depreciation and amortization expense
Depreciation and amortization expense increased for the three months ended March 31, 2022 primarily as a result of: (i) assets acquired during 2021 and 2022 and (ii) development and redevelopment projects placed in service during 2021 and 2022.
General and administrative expense
General and administrative expenses decreased for the three months ended March 31, 2022 primarily as a result of lower restructuring and severance related charges.
Impairments and loan loss reserves (recoveries), net
Impairments and loan loss reserves (recoveries), net decreased for the three months ended March 31, 2022 as a result of a decrease in loan loss reserves under the current expected credit losses model. The reduction in loan loss reserves for the three months ended March 31, 2022 is primarily due to a lower loans receivable balance.

Gain (loss) on sales of real estate, net
Gain (loss) on sales of real estate, net increased during the three months ended March 31, 2022 primarily as a result of the sale of one life science facility for $14 million during the three months ended March 31, 2022 resulting in total gain on sale of $4 million. Other than dispositions related to our senior housing portfolios included in income (loss) from discontinued operations as discussed below, there were no real estate sales during the three months ended March 31, 2021.
Gain (loss) on debt extinguishments
Loss on debt extinguishments decreased for the three months ended March 31, 2022 as a result of no senior unsecured note repurchases or redemptions during the first quarter of 2022 as compared to the repurchase and redemption of certain outstanding senior notes in the first quarter of 2021.
Other income (expense), net
Other income (expense), net increased for the three months ended March 31, 2022 primarily as a result of: (i) a gain on sale of a hospital that was classified as a DFL and (ii) an increase in government grant income received under the CARES Act in 2022, partially offset by expenses incurred for tenant relocation and other costs associated with a planned MOB demolition.
Income tax benefit (expense)
Income tax expense increased for the three months ended March 31, 2022 primarily as a result of the tax impact of an increase in government grant income received under the CARES Act.
Equity income (loss) from unconsolidated joint ventures
Equity income from unconsolidated joint ventures increased for the three months ended March 31, 2022 as a result of our share of net income from the Life Science JV, partially offset by our share of decreased net income from the SWF SH JV.
Income (loss) from discontinued operations
Income from discontinued operations decreased for the three months ended March 31, 2022 primarily as a result of: (i) decreased gain on sales of real estate from the completion of dispositions of our senior housing portfolios, (ii) decreased NOI following the dispositions of our senior housing portfolios, and (iii) a decline in government grant income received under the CARES Act for the senior housing portfolio.
Liquidity and Capital Resources
We anticipate that our cash flow from operations, available cash balances, and cash from our various financing activities will be adequate for the next 12 months and for the foreseeable future for purposes of: (i) funding recurring operating expenses; (ii) meeting debt service requirements; and (iii) satisfying funding of distributions to our stockholders and non-controlling interest members. Distributions are made using a combination of cash flows from operations, funds available under our bank line of credit (the “Revolving Facility”) and commercial paper program, proceeds from the sale of properties, and other sources of cash available to us.
In addition to funding the activities above, our principal liquidity needs for the next 12 months are to:
•fund capital expenditures, including tenant improvements and leasing costs; and
•fund future acquisition, transactional, and development and redevelopment activities.
Our longer term liquidity needs include the items listed above as well as meeting debt service requirements.
We anticipate satisfying these future needs using one or more of the following:
•cash flow from operations;
•sale of, or exchange of ownership interests in, properties or other investments;
•borrowings under our Revolving Facility and commercial paper program;
•issuance of additional debt, including unsecured notes, term loans, and mortgage debt; and/or
•issuance of common or preferred stock or its equivalent, including the settlement of forward contracts or other sales of common stock under the ATM Program (as defined below).

Our ability to access the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our Revolving Facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our credit ratings for our senior unsecured long-term debt. Our Revolving Facility includes customary LIBOR replacement language, including, but not limited to, the use of rates based on the secured overnight financing rate administered by the Federal Reserve Bank of New York. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. As of May 2, 2022, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global and Fitch, and short-term credit ratings of P-2, A-2, and F2 from Moody’s, S&P Global, and Fitch, respectively.
A downgrade in credit ratings by Moody’s, S&P Global, and Fitch may have a negative impact on the interest rates and facility fees for our Revolving Facility and may negatively impact the pricing of notes issued under our commercial paper program and senior unsecured notes. While a downgrade in our credit ratings would adversely impact our cost of borrowing, we believe we would continue to have access to the unsecured debt markets, and we could also seek to enter into one or more secured debt financings, issue additional securities, including under our ATM Program (as defined below), or dispose of certain assets to fund future operating costs, capital expenditures, or acquisitions, although no assurances can be made in this regard. Refer to “Covid Update” above for a more comprehensive discussion of the potential impact of Covid on our business.
Changes in Material Cash Requirements and Off-Balance Sheet Arrangements
Our material cash requirements related to debt increased by $166 million to $6.3 billion at March 31, 2022, when compared to December 31, 2021, primarily as a result of issuances of securities under our commercial paper program. As of March 31, 2022, we had $1.33 billion outstanding under our commercial paper program. See Note 9 to the Consolidated Financial Statements for additional information about our debt commitments.
Our material cash requirements related to development and redevelopment projects and tenant improvements decreased by $52 million, to $418 million at March 31, 2022, when compared to December 31, 2021, primarily as a result of actual spend on existing projects in the first quarter of 2022.
Our material cash requirements to provide additional funding for senior housing redevelopment and capital expenditure projects decreased by $9 million, to $49 million at March 31, 2022, when compared to December 31, 2021, primarily as a result of reduced commitments from current quarter principal repayments on our seller financing. See Note 6 to the Consolidated Financial Statements for additional information.
Certain of our noncontrolling interest holders have the ability to put their equity interests to us upon specified events or after the passage of a predetermined period of time. Each put option is subject to changes in redemption value in the event that the underlying property generates specified returns for us and meets certain promote thresholds pursuant to the respective agreements. As of March 31, 2022, we had $98 million of redeemable noncontrolling interests, none of which met the conditions for redemption as of the balance sheet date. See Note 11 to the Consolidated Financial Statements for additional information.
There have been no changes to our distribution and dividend requirements during the three months ended March 31, 2022.
We own interests in certain unconsolidated joint ventures as described in Note 7 to the Consolidated Financial Statements. Two of these joint ventures have mortgage debt of $87 million, of which our share is $40 million. Except in limited circumstances, our risk of loss is limited to our investment in the joint ventures.
There have been no other material changes, outside of the ordinary course of business, during the three months ended March 31, 2022 to the material cash requirements or material off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 under “Material Cash Requirements” and “Off-Balance Sheet Arrangements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cash Flow Summary
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Net cash provided by (used in) operating activities	$194,183	$122,726	$71,457
Net cash provided by (used in) investing activities	(245,962)	767,726	(1,013,688)
Net cash provided by (used in) financing activities	(18,511)	(924,119)	905,608
Operating Cash Flows
The increase in operating cash flow is primarily the result of an increase in income related to: (i) 2021 and 2022 acquisitions, (ii) annual rent increases, (iii) new leasing and renewal activity, and (iv) developments and redevelopments placed in service during 2021 and 2022. The increase in operating cash flow is partially offset by a decrease in income related to assets sold during 2021 and 2022. Our cash flow from operations is dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors.
Investing Cash Flows
The following are significant investing activities for the three months ended March 31, 2022:
•made investments of $339 million primarily related to the acquisition, development, and redevelopment of real estate; and
•received net proceeds of $93 million primarily from sales of real estate assets and repayments on loans receivable and direct financing leases.
The following are significant investing activities for the three months ended March 31, 2021:
•received net proceeds of $948 million primarily from sales of real estate assets; and
•made investments of $181 million primarily related to the acquisition, development, and redevelopment of real estate and funding of new and existing loans.
Financing Cash Flows
The following are significant financing activities for the three months ended March 31, 2022:
•made net borrowings of $165 million under our Revolving Facility and commercial paper program; and
•paid cash dividends on common stock of $163 million.
The following are significant financing activities for the three months ended March 31, 2021:
•made repayments of $1.6 billion under our senior unsecured notes (including debt extinguishment costs) and mortgage debt;
•made net borrowings of $909 million under our Revolving Facility and commercial paper program; and
•paid cash dividends on common stock of $164 million.
Discontinued Operations
Operating, investing, and financing cash flows in our Consolidated Statements of Cash Flows are reported inclusive of both cash flows from continuing operations and cash flows from discontinued operations. Certain significant cash flows from discontinued operations are disclosed in Note 14 to the Consolidated Financial Statements. The absence of future cash flows from discontinued operations is not expected to significantly impact our liquidity, as the proceeds from senior housing triple-net and SHOP dispositions were used to pay down debt and invest in additional real estate in our other business lines. Additionally, we have multiple other sources of liquidity that can be utilized in the future, as needed. Refer to the beginning of the Liquidity and Capital Resources section above for additional information regarding our liquidity.

Debt
See Note 9 to the Consolidated Financial Statements for additional information about our outstanding debt.
Approximately 77% and 78% of our consolidated debt, excluding debt classified as liabilities related to assets held for sale and discontinued operations, net, was fixed rate debt as of March 31, 2022 and 2021, respectively. At March 31, 2022, our fixed rate debt and variable rate debt had weighted average interest rates of 3.40% and 1.13%, respectively. At March 31, 2021, our fixed rate debt and variable rate debt had weighted average interest rates of 3.77% and 0.51%, respectively. As of March 31, 2022 and 2021, we had $142 million and zero, respectively, of variable rate debt subject to interest rate cap agreements. In April 2022, we terminated these interest rate cap agreements and entered into two interest rate swap contracts that are designated as cash flow hedges and mature in May 2026. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
Equity
At March 31, 2022, we had 540 million shares of common stock outstanding, equity totaled $6.9 billion, and our equity securities had a market value of $18.8 billion.
At March 31, 2022, non-managing members held an aggregate of five million units in seven limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At March 31, 2022, the outstanding DownREIT units were convertible into approximately seven million shares of our common stock.
At-The-Market Program
Our at-the-market equity offering program (as amended from time to time, the “ATM Program”) has a capacity of $1.5 billion. In addition to the issuance and sale of shares of our common stock, we may also enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of our shares of common stock under our ATM Program.
During the three months ended March 31, 2022, no shares were settled under ATM forward contracts. Therefore, at March 31, 2022, 9.1 million shares remained outstanding under ATM forward contracts.
During the three months ended March 31, 2022, we did not issue any shares of our common stock under the ATM Program.
At March 31, 2022, $1.18 billion of our common stock remained available for sale under the ATM Program. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any of the remaining shares under our ATM Program.
See Note 11 to the Consolidated Financial Statements for additional information about our ATM Program.
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

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Nareit FFO, FFO as Adjusted, and AFFO (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net income (loss) applicable to common shares	$69,637	$143,337
Real estate related depreciation and amortization	177,733	157,538
Healthpeak’s share of real estate related depreciation and amortization from unconsolidated joint ventures	5,135	4,453
Noncontrolling interests’ share of real estate related depreciation and amortization	(4,840)	(4,881)
Loss (gain) on sales of depreciable real estate, net(1)	(3,785)	(259,662)
Healthpeak’s share of loss (gain) on sales of depreciable real estate, net, from unconsolidated joint ventures	(279)	—
Noncontrolling interests’ share of gain (loss) on sales of depreciable real estate, net	12	—
Loss (gain) upon change of control, net	—	(1,042)
Taxes associated with real estate dispositions	(182)	490
Nareit FFO applicable to common shares	243,431	40,233
Distributions on dilutive convertible units and other	2,352	—
Diluted Nareit FFO applicable to common shares	$245,783	$40,233

Weighted average shares outstanding - diluted Nareit FFO	546,903	539,016

Impact of adjustments to Nareit FFO:
Transaction-related items	$296	$4,113
Other impairments (recoveries) and other losses (gains), net(2)	(8,909)	3,242
Restructuring and severance related charges	—	2,463
Loss (gain) on debt extinguishments	—	164,292
Casualty-related charges (recoveries), net	—	1,048
Total adjustments	$(8,613)	$175,158

FFO as Adjusted applicable to common shares	$234,818	$215,391
Distributions on dilutive convertible units and other	2,368	1,940
Diluted FFO as Adjusted applicable to common shares	$237,186	$217,331

Weighted average shares outstanding - diluted FFO as Adjusted	546,903	546,342

	Three Months Ended March 31,
	2022	2021
FFO as Adjusted applicable to common shares	$234,818	$215,391
Amortization of stock-based compensation	4,721	4,364
Amortization of deferred financing costs	2,689	2,213
Straight-line rents	(11,158)	(9,135)
AFFO capital expenditures	(22,839)	(20,710)
Deferred income taxes	261	(1,723)
Other AFFO adjustments	(6,459)	(5,602)
AFFO applicable to common shares	202,033	184,798
Distributions on dilutive convertible units and other	1,649	1,337
Diluted AFFO applicable to common shares	$203,682	$186,135

Weighted average shares outstanding - diluted AFFO	545,078	544,517

	Three Months Ended March 31,
	2022	2021
Diluted earnings per common share	$0.13	$0.27
Depreciation and amortization	0.33	0.29
Loss (gain) on sales of depreciable real estate, net	(0.01)	(0.48)
Loss (gain) upon change of control, net	—	(0.01)
Taxes associated with real estate dispositions	0.00	0.00
Diluted Nareit FFO per common share	$0.45	$0.07
Transaction-related items	0.00	0.01
Other impairments (recoveries) and other losses (gains), net(2)	(0.02)	0.01
Restructuring and severance related charges	—	0.01
Loss (gain) on debt extinguishments	—	0.30
Casualty-related charges (recoveries), net	—	0.00
Diluted FFO as Adjusted per common share	$0.43	$0.40
_______________________________________
(1)This amount can be reconciled by combining the balances from the corresponding line of the Consolidated Statements of Operations and the detailed financial information for discontinued operations in Note 4 to the Consolidated Financial Statements.
(2)The three months ended March 31, 2022 includes the following, which are included in other income (expense), net in the Consolidated Statements of Operations: (i) a $23 million gain on sale of a hospital that was in a direct financing lease and (ii) $14 million of expenses incurred for tenant relocation and other costs associated with a planned MOB demolition. The remaining activity for the three months ended March 31, 2022 and 2021 includes reserves for loan losses recognized in impairments and loan loss reserves (recoveries), net in the Consolidated Statements of Operations.

Critical Accounting Estimates and Recent Accounting Pronouncements
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of critical accounting estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A discussion of accounting estimates that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements. There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2022.

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
Interest Rate Risk. At March 31, 2022, our exposure to interest rate risk was primarily on our variable rate debt. At March 31, 2022, $142 million of our variable-rate debt was subject to interest rate cap agreements. The interest rate caps are non-designated hedges and manage our exposure to variable cash flows on certain mortgage debt borrowings by limiting interest rates. At March 31, 2022, both the fair value and carrying value of the interest rate caps were $2 million. In April 2022, we terminated these interest rate cap agreements and entered into two interest rate swap contracts that mature in May 2026. The interest rate swaps are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable-rate debt to fixed interest rates.
Our remaining variable rate debt at March 31, 2022 was comprised of our Revolving Facility, commercial paper program, and certain of our mortgage debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2022, a one percentage point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $270 million and a one percentage point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $291 million. These changes would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to our variable-rate debt and investments, and assuming no other changes in the outstanding balance at March 31, 2022, our annual interest expense would increase by approximately $15 million.
Market Risk.  We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength, and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At March 31, 2022, both the fair value and carrying value of marketable debt securities was $21 million. These marketable debt securities mature in December 2022.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.  Risk Factors
There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)
None.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf during the three months ended March 31, 2022.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
January 1-31, 2022	182,247	$34.69	—	—
February 1-28, 2022	132,962	32.35	—	—
March 1-31, 2022	23,469	31.06	—	—
Total	338,678	$33.52	—	—
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

10.1*†	Form of 2014 Performance Incentive Plan NEO 3-Year Performance-Based Restricted Stock Unit Agreement (adopted 2022).

31.1*	Certification by Thomas M. Herzog, Healthpeak’s Principal Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2*	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

32.1**	Certification by Thomas M. Herzog, Healthpeak’s Principal Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2**	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________
*       Filed herewith.
**     Furnished herewith.
†      Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2022	Healthpeak Properties, Inc.

(Registrant)

/s/ THOMAS M. HERZOG
Thomas M. Herzog
Chief Executive Officer
(Principal Executive Officer)

/s/ PETER A. SCOTT
Peter A. Scott
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)