Form 10-Q
period 2022-06-30
HEALTHPEAK PROPERTIES, INC.
filed 2022-08-03
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of August 1, 2022, there were 539,581,438 shares of the registrant’s $1.00 par value common stock outstanding.

HEALTHPEAK PROPERTIES, INC.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Real estate:
Buildings and improvements	$12,590,403	$12,025,271
Development costs and construction in progress	675,713	877,423
Land	2,705,260	2,603,964
Accumulated depreciation and amortization	(3,097,748)	(2,839,229)
Net real estate	12,873,628	12,667,429
Net investment in direct financing leases	—	44,706
Loans receivable, net of reserves of $2,015 and $1,813	413,962	415,811
Investments in and advances to unconsolidated joint ventures	402,154	403,634
Accounts receivable, net of allowance of $2,122 and $1,870	47,340	48,691
Cash and cash equivalents	73,013	158,287
Restricted cash	54,815	53,454
Intangible assets, net	470,865	519,760
Assets held for sale and discontinued operations, net	66,647	37,190
Right-of-use asset, net	233,391	233,942
Other assets, net	682,388	674,615
Total assets	$15,318,203	$15,257,519

LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$1,448,569	$1,165,975
Senior unsecured notes	4,655,852	4,651,933
Mortgage debt	349,329	352,081
Intangible liabilities, net	169,622	177,232
Liabilities related to assets held for sale and discontinued operations, net	15,869	15,056
Lease liability	201,124	204,547
Accounts payable, accrued liabilities, and other liabilities	706,819	755,384
Deferred revenue	814,754	789,207
Total liabilities	8,361,938	8,111,415

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests	115,877	87,344

Common stock, $1.00 par value: 750,000,000 shares authorized; 539,580,161 and 539,096,879 shares issued and outstanding	539,580	539,097
Additional paid-in capital	10,073,712	10,100,294
Cumulative dividends in excess of earnings	(4,306,762)	(4,120,774)
Accumulated other comprehensive income (loss)	(1,318)	(3,147)
Total stockholders’ equity	6,305,212	6,515,470
Joint venture partners	334,120	342,234
Non-managing member unitholders	201,056	201,056
Total noncontrolling interests	535,176	543,290
Total equity	6,840,388	7,058,760
Total liabilities and equity	$15,318,203	$15,257,519
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rental and related revenues	$387,079	$340,642	$757,229	$668,614
Resident fees and services	125,360	117,308	246,920	233,436
Income from direct financing leases	—	2,180	1,168	4,343
Interest income	5,493	16,108	10,987	25,121
Total revenues	517,932	476,238	1,016,304	931,514
Costs and expenses:
Interest expense	41,867	38,681	79,453	85,524
Depreciation and amortization	180,489	171,459	358,222	328,997
Operating	215,044	190,132	422,291	371,893
General and administrative	24,781	24,088	48,612	48,990
Transaction costs	612	619	908	1,417
Impairments and loan loss reserves (recoveries), net	139	931	271	4,173
Total costs and expenses	462,932	425,910	909,757	840,994
Other income (expense):
Gain (loss) on sales of real estate, net	10,340	175,238	14,196	175,238
Gain (loss) on debt extinguishments	—	(60,865)	—	(225,157)
Other income (expense), net	2,861	1,734	21,177	3,934
Total other income (expense), net	13,201	116,107	35,373	(45,985)
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	68,201	166,435	141,920	44,535
Income tax benefit (expense)	718	763	(59)	755
Equity income (loss) from unconsolidated joint ventures	382	867	2,466	2,190
Income (loss) from continuing operations	69,301	168,065	144,327	47,480
Income (loss) from discontinued operations	2,992	113,960	3,309	383,968
Net income (loss)	72,293	282,025	147,636	431,448
Noncontrolling interests’ share in continuing operations	(3,955)	(3,535)	(7,685)	(6,841)
Noncontrolling interests’ share in discontinued operations	—	(2,210)	—	(2,539)
Net income (loss) attributable to Healthpeak Properties, Inc.	68,338	276,280	139,951	422,068
Participating securities’ share in earnings	(281)	(287)	(2,258)	(2,732)
Net income (loss) applicable to common shares	$68,057	$275,993	$137,693	$419,336

Basic earnings (loss) per common share:
Continuing operations	$0.12	$0.30	$0.25	$0.07
Discontinued operations	0.01	0.21	0.01	0.71
Net income (loss) applicable to common shares	$0.13	$0.51	$0.26	$0.78
Diluted earnings (loss) per common share:
Continuing operations	$0.12	$0.30	$0.25	$0.07
Discontinued operations	0.01	0.21	0.01	0.71
Net income (loss) applicable to common shares	$0.13	$0.51	$0.26	$0.78
Weighted average shares outstanding:
Basic	539,558	538,929	539,456	538,805
Diluted	539,815	544,694	539,701	539,081
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$72,293	$282,025	$147,636	$431,448
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	1,629	—	1,629	332
Change in Supplemental Executive Retirement Plan obligation and other	100	108	200	215
Reclassification adjustment realized in net income (loss)	—	—	—	(251)
Total other comprehensive income (loss)	1,729	108	1,829	296
Total comprehensive income (loss)	74,022	282,133	149,465	431,744
Total comprehensive (income) loss attributable to noncontrolling interests’ share in continuing operations	(3,955)	(3,535)	(7,685)	(6,841)
Total comprehensive (income) loss attributable to noncontrolling interests’ share in discontinued operations	—	(2,210)	—	(2,539)
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$70,067	$276,388	$141,780	$422,364
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands, except per share data)
(Unaudited)

For the three months ended June 30, 2022:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
April 1, 2022	539,524	$539,524	$10,084,687	$(4,212,941)	$(3,047)	$6,408,223	$539,499	$6,947,722	$97,890
Net income (loss)	—	—	—	68,338	—	68,338	3,942	72,280	13
Other comprehensive income (loss)	—	—	—	—	1,729	1,729	—	1,729	—
Issuance of common stock, net	65	65	262	—	—	327	—	327	—
Repurchase of common stock	(9)	(9)	(254)	—	—	(263)	—	(263)	—
Amortization of stock-based compensation	—	—	6,721	—	—	6,721	—	6,721	—
Common dividends ($0.30 per share)	—	—	—	(162,159)	—	(162,159)	—	(162,159)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,265)	(8,265)	(85)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	355
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(17,704)	—	—	(17,704)	—	(17,704)	17,704
June 30, 2022	539,580	$539,580	$10,073,712	$(4,306,762)	$(1,318)	$6,305,212	$535,176	$6,840,388	$115,877

For the three months ended June 30, 2021:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
April 1, 2021	538,886	$538,886	$10,148,168	$(3,994,562)	$(3,497)	$6,688,995	$552,144	$7,241,139	$78,413
Net income (loss)	—	—	—	276,280	—	276,280	5,745	282,025	—
Other comprehensive income (loss)	—	—	—	—	108	108	—	108	—
Issuance of common stock, net	75	75	(118)	—	—	(43)	—	(43)	—
Repurchase of common stock	(10)	(10)	(305)	—	—	(315)	—	(315)	—
Exercise of stock options	4	4	122	—	—	126	—	126	—
Amortization of stock-based compensation	—	—	6,144	—	—	6,144	—	6,144	—
Common dividends ($0.30 per share)	—	—	—	(161,971)	—	(161,971)	—	(161,971)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,957)	(8,957)	—
Purchase of noncontrolling interests	—	—	(5)	—	—	(5)	(65)	(70)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	178
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(6,776)	—	—	(6,776)	—	(6,776)	6,776
June 30, 2021	538,955	$538,955	$10,147,230	$(3,880,253)	$(3,389)	$6,802,543	$548,867	$7,351,410	$85,367

For the six months ended June 30, 2022:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2022	539,097	$539,097	$10,100,294	$(4,120,774)	$(3,147)	$6,515,470	$543,290	$7,058,760	$87,344
Net income (loss)	—	—	—	139,951	—	139,951	7,660	147,611	25
Other comprehensive income (loss)	—	—	—	—	1,829	1,829	—	1,829	—
Issuance of common stock, net	831	831	(175)	—	—	656	—	656	—
Repurchase of common stock	(348)	(348)	(11,267)	—	—	(11,615)	—	(11,615)	—
Amortization of stock-based compensation	—	—	12,865	—	—	12,865	—	12,865	—
Common dividends ($0.60 per share)	—	—	—	(325,939)	—	(325,939)	—	(325,939)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(15,774)	(15,774)	(85)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	588
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(28,005)	—	—	(28,005)	—	(28,005)	28,005
June 30, 2022	539,580	$539,580	$10,073,712	$(4,306,762)	$(1,318)	$6,305,212	$535,176	$6,840,388	$115,877
For the six months ended June 30, 2021:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2021	538,405	$538,405	$10,175,235	$(3,976,232)	$(3,685)	$6,733,723	$556,227	$7,289,950	$57,396
Net income (loss)	—	—	—	422,068	—	422,068	9,380	431,448	—
Other comprehensive income (loss)	—	—	—	—	296	296	—	296	—
Issuance of common stock, net	954	954	90	—	—	1,044	—	1,044	—
Repurchase of common stock	(408)	(408)	(12,072)	—	—	(12,480)	—	(12,480)	—
Exercise of stock options	4	4	122	—	—	126	—	126	—
Amortization of stock-based compensation	—	—	11,557	—	—	11,557	—	11,557	—
Common dividends ($0.60 per share)	—	—	—	(326,089)	—	(326,089)	—	(326,089)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(16,675)	(16,675)	(52)
Purchase of noncontrolling interests	—	—	(5)	—	—	(5)	(65)	(70)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	326
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(27,697)	—	—	(27,697)	—	(27,697)	27,697
June 30, 2021	538,955	$538,955	$10,147,230	$(3,880,253)	$(3,389)	$6,802,543	$548,867	$7,351,410	$85,367
_______________________________________
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$147,636	$431,448
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate, in-place lease, and other intangibles	358,222	328,997
Amortization of stock-based compensation	10,021	9,459
Amortization of deferred financing costs	5,377	4,334
Straight-line rents	(23,872)	(15,336)
Amortization of nonrefundable entrance fees and above/below market lease intangibles	(50,054)	(45,842)
Equity loss (income) from unconsolidated joint ventures	(2,530)	(7,100)
Distributions of earnings from unconsolidated joint ventures	476	4,015
Loss (gain) on sale of real estate under direct financing leases	(22,693)	—
Deferred income tax expense (benefit)	(1,038)	(2,538)
Impairments and loan loss reserves (recoveries), net	271	15,168
Loss (gain) on debt extinguishments	—	225,157
Loss (gain) on sales of real estate, net	(16,688)	(557,138)
Loss (gain) upon change of control, net	—	(1,042)
Casualty-related loss (recoveries), net	78	1,061
Other non-cash items	(1,187)	(8,057)
Changes in:
Decrease (increase) in accounts receivable and other assets, net	10,714	32,928
Increase (decrease) in accounts payable, accrued liabilities, and deferred revenue	34,935	(55,920)
Net cash provided by (used in) operating activities	449,668	359,594
Cash flows from investing activities:
Acquisitions of real estate	(159,206)	(498,142)
Development, redevelopment, and other major improvements of real estate	(366,404)	(281,829)
Leasing costs, tenant improvements, and recurring capital expenditures	(50,745)	(43,132)
Proceeds from sales of real estate, net	37,719	2,253,889
Contributions to unconsolidated joint ventures	(1,971)	(10,168)
Distributions in excess of earnings from unconsolidated joint ventures	5,496	34,586
Proceeds from sales/principal repayments on loans receivable and direct financing leases	77,685	265,934
Investments in loans receivable and other	(3,710)	(8,842)
Net cash provided by (used in) investing activities	(461,136)	1,712,296
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	8,242,327	8,177,450
Repayments under bank line of credit and commercial paper	(7,959,733)	(7,587,040)
Issuance and borrowings of debt, excluding bank line of credit and commercial paper	—	142,100
Repayments and repurchase of debt, excluding bank line of credit and commercial paper	(2,507)	(2,170,170)
Payments for debt extinguishment and deferred financing costs	—	(217,468)
Issuance of common stock and exercise of options, net of offering costs	(7)	1,170
Repurchase of common stock	(11,615)	(12,480)
Dividends paid on common stock	(325,276)	(326,089)
Distributions to and purchase of noncontrolling interests	(15,859)	(16,745)
Contributions from and issuance of noncontrolling interests	588	—
Net cash provided by (used in) financing activities	(72,082)	(2,009,272)
Net increase (decrease) in cash, cash equivalents and restricted cash	(83,550)	62,618
Cash, cash equivalents and restricted cash, beginning of period	219,448	181,685
Cash, cash equivalents and restricted cash, end of period	$135,898	$244,303
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  Business

Overview
Healthpeak Properties, Inc., a Standard & Poor’s 500 company, is a Maryland corporation that is organized to qualify as a real estate investment trust (“REIT”) that, together with its consolidated entities (collectively, “Healthpeak” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). Healthpeak® acquires, develops, owns, leases, and manages healthcare real estate. The Company’s diverse portfolio is comprised of investments in the following reportable healthcare segments: (i) life science; (ii) medical office; and (iii) continuing care retirement community (“CCRC”).
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
The consolidated financial statements include the accounts of Healthpeak Properties, Inc., its wholly-owned subsidiaries, joint ventures (“JVs”), and variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations, and cash flows have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (“SEC”).
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
The increase in the unrealized value of the redeemable noncontrolling interests was largely attributable to rapidly rising rents and compressing capitalization rates in the market in which the entities operate, and was identified and corrected by management. The Company determined the impact of the adjustments to be immaterial, individually and in the aggregate, based on consideration of quantitative and qualitative factors. As such, these adjustments are reflected in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021.
These adjustments had no impact on the Consolidated Statements of Cash Flows, Consolidated Statements of Operations, or any per share amounts. The Company made changes (all amounts in thousands) to the Consolidated Statements of Equity and Redeemable Noncontrolling Interests to decrease APIC, total stockholders’ equity, and total equity as of June 30, 2021 by $82,319 with a corresponding increase to redeemable noncontrolling interests of $85,367 and a decrease to accounts payable, accrued liabilities, and other liabilities as of June 30, 2021 of $3,048 on the Consolidated Balance Sheet.

Government Grant Income
On March 27, 2020, the federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide financial aid to individuals, businesses, and state and local governments. During the three and six months ended June 30, 2022 and 2021, the Company received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the coronavirus (“Covid”) pandemic. Grant income is recognized when there is reasonable assurance that the grant will be received and the Company will comply with all conditions attached to the grant. Additionally, grants are recognized over the periods in which the Company recognizes the increased expenses and lost revenue the grants are intended to defray. As of June 30, 2022, the amount of qualifying expenditures and lost revenue exceeded grant income recognized and the Company believes it has complied and will continue to comply with all grant conditions. In the event of non-compliance, all such amounts received are subject to recapture.
The following table summarizes information related to government grant income received and recognized by the Company (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Government grant income recorded in other income (expense), net	$209	$87	$6,762	$1,397
Government grant income recorded in equity income (loss) from unconsolidated joint ventures	—	584	648	1,010
Government grant income recorded in income (loss) from discontinued operations	—	428	206	3,660
Total government grants received	$209	$1,099	$7,616	$6,067
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
Northwest Medical Plaza
In May 2022, the Company acquired one MOB in Bentonville, Arkansas for $26 million.
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
Development Activities
The Company’s commitments, which are primarily related to development and redevelopment projects and tenant improvements, decreased by $16 million, to $454 million at June 30, 2022, when compared to December 31, 2021, primarily as a result of construction spend on existing projects in the first half of 2022 thereby decreasing the remaining commitment.
NOTE 4.  Dispositions of Real Estate and Discontinued Operations

2022 Dispositions of Real Estate
In January 2022, the Company sold one life science facility in Salt Lake City, Utah for $14 million, resulting in a gain on sale of $4 million.
During the three months ended June 30, 2022, the Company sold three MOBs and one MOB land parcel for $27 million, resulting in total gain on sales of $10 million.
In July 2022, the Company completed two MOB sales for aggregate proceeds of $9 million.
2021 Dispositions of Real Estate
Sunrise Senior Housing Portfolio
In January 2021, the Company sold a portfolio of 32 SHOP assets (the “Sunrise Senior Housing Portfolio”) for $664 million, resulting in an immaterial loss on sale, which is recognized in income (loss) from discontinued operations, and provided the buyer with: (i) financing of $410 million (see Note 6) and (ii) a commitment to finance up to $92 million of additional debt for capital expenditures. The commitment to finance additional debt for capital expenditures was subsequently reduced to $56 million in June 2021, $47 million in February 2022, and $40 million in July 2022 (see Note 6). As of June 30, 2022, $0.4 million of the additional financing has been funded. Upon completion of the license transfer process in June 2021, the Company sold the two remaining Sunrise senior housing triple-net assets for $80 million, resulting in a gain on sale of $22 million, which is recognized in income (loss) from discontinued operations.

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
2021 Other Dispositions
In addition to the portfolio and individual sales discussed above, the Company sold the following during the three months ended June 30, 2021: (i) six SHOP assets for $44 million, (ii) three senior housing triple-net assets for $12 million, and (iii) four MOBs for $21 million, resulting in total gain on sales of $10 million ($7 million of which is recognized in income (loss) from discontinued operations). Additionally, during the three months ended March 31, 2021, the Company sold one SHOP asset for $5 million resulting in an immaterial gain on sale, which is recognized in income (loss) from discontinued operations.
During the second half of 2021, the Company sold the following: (i) eight SHOP assets for $120 million, (ii) four senior housing triple-net assets for $12 million, and (iii) six MOBs and a portion of one MOB land parcel for $47 million, resulting in total gain on sales of $48 million ($32 million of which is recognized in income (loss) from discontinued operations). In conjunction with one of the SHOP asset sales, mortgage debt held on the property with a carrying value of $36 million was assumed by the buyer.
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

The following summarizes the assets and liabilities classified as held for sale or as discontinued operations at June 30, 2022 and December 31, 2021, which are included in assets held for sale and discontinued operations, net and liabilities related to assets held for sale and discontinued operations, net, respectively, on the Consolidated Balance Sheets (in thousands):

	June 30, 2022	December 31, 2021
ASSETS
Accounts receivable, net of allowance of $990 and $4,138	$761	$2,446
Cash and cash equivalents	8,070	7,707
Right-of-use asset, net	19	26
Other assets, net	1,400	3,237
Total assets of discontinued operations, net	10,250	13,416
Assets held for sale, net(1)	56,397	23,774
Assets held for sale and discontinued operations, net	$66,647	$37,190
LIABILITIES
Lease liability	$19	$26
Accounts payable, accrued liabilities, and other liabilities	11,479	14,843
Deferred revenue	102	92
Total liabilities of discontinued operations, net	11,600	14,961
Liabilities related to assets held for sale, net(1)	4,269	95
Liabilities related to assets held for sale and discontinued operations, net	$15,869	$15,056
_______________________________________
(1)As of June 30, 2022, includes two life science assets and two MOBs primarily comprised of net real estate assets of $51 million. As of December 31, 2021, includes four MOBs and one life science facility primarily comprised of net real estate assets of $23 million.

The results of discontinued operations during the three and six months ended June 30, 2022 and 2021, or through the disposal date of each asset or portfolio of assets held within discontinued operations if sold during such periods, as applicable, are included in the consolidated results of operations for the three and six months ended June 30, 2022 and 2021. Summarized financial information for discontinued operations for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rental and related revenues	$—	$1,613	$—	$6,841
Resident fees and services	2,825	30,273	5,480	103,270
Total revenues	2,825	31,886	5,480	110,111
Costs and expenses:
Interest expense	—	1,177	—	3,853
Operating	2,442	33,647	5,116	105,165
Transaction costs	—	—	—	76
Impairments and loan loss reserves (recoveries), net	—	10,995	—	10,995
Total costs and expenses	2,442	45,819	5,116	120,089
Other income (expense):
Gain (loss) on sales of real estate, net	2,563	122,238	2,492	381,900
Other income (expense), net	16	128	19	6,012
Total other income (expense), net	2,579	122,366	2,511	387,912
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	2,962	108,433	2,875	377,934
Income tax benefit (expense)	30	302	370	1,124
Equity income (loss) from unconsolidated joint ventures	—	5,225	64	4,910
Income (loss) from discontinued operations	$2,992	$113,960	$3,309	$383,968
Impairments of Real Estate
2022
During the three and six months ended June 30, 2022, the Company did not recognize any impairment charges.
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

Goodwill Impairment
When testing goodwill for impairment, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company recognizes an impairment charge for the amount by which the carrying value, including goodwill, exceeds the reporting unit’s fair value. Following the senior housing triple-net and SHOP dispositions, the Company performed an impairment assessment to evaluate the fair value of its reporting units as of June 30, 2021. These fair value estimates primarily relied on a market approach, utilizing comparable market transactions, forecasted sales prices, and negotiations with prospective buyers. These estimates are considered to be a Level 3 measurement within the fair value hierarchy, and are subject to inherent uncertainties.
As a result of this assessment, during the three and six months ended June 30, 2021, the Company recognized a $7 million goodwill impairment charge reported in income (loss) from discontinued operations as the fair value of the remaining assets based on forecasted sales prices was less than the carrying value of the assets, including the related goodwill. The fair value was greater than the carrying value of the assets and related goodwill of all other reporting units, and as a result, no impairment charge was recognized.
Other Losses
During the first quarter of 2022, the Company recognized $14 million of expenses for tenant relocation and other costs associated with a planned MOB demolition. These expenses are included in other income (expense), net on the Consolidated Statements of Operations for the six months ended June 30, 2022.
NOTE 5.  Leases

Lease Income
The following table summarizes the Company’s lease income, excluding discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed income from operating leases	$296,729	$268,290	$584,020	$531,246
Variable income from operating leases	90,350	72,352	173,209	137,368
Interest income from direct financing leases	—	2,180	1,168	4,343
Direct Financing Leases
2022 Direct Financing Lease Sale
During the first quarter of 2022, the Company sold its remaining hospital classified as a direct financing lease (“DFL”) for $68 million and recognized a gain on sale of $23 million, which is included in other income (expense), net.
Net investment in DFLs consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Present value of minimum lease payments receivable	$—	$1,220
Present value of estimated residual value	—	44,706
Less deferred selling profits	—	(1,220)
Net investment in direct financing leases	$—	$44,706
Direct Financing Lease Internal Ratings
At June 30, 2022, the Company had no properties classified as a DFL. At December 31, 2021, the Company had one hospital classified as a DFL with a carrying amount of $45 million and an internal rating of “performing”.

NOTE 6.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	June 30, 2022	December 31, 2021
Secured loans(1)	$387,447	$396,281
Mezzanine and other	31,098	25,529
Unamortized discounts, fees, and costs	(2,568)	(4,186)
Reserve for loan losses	(2,015)	(1,813)
Loans receivable, net	$413,962	$415,811
_______________________________________
(1)At June 30, 2022, the Company had $48 million remaining of commitments to fund additional loans for senior housing redevelopment and capital expenditure projects. At December 31, 2021, the Company had $58 million remaining of commitments to fund additional loans for senior housing redevelopment and capital expenditure projects.
SHOP Seller Financing
In conjunction with the sale of 32 SHOP facilities in the Sunrise Senior Housing Portfolio for $664 million in January 2021 (see Note 4), the Company provided the buyer with initial financing of $410 million. The remainder of the sales price was received in cash at the time of sale. Additionally, the Company agreed to provide up to $92 million of additional financing for capital expenditures (up to 65% of the estimated cost of capital expenditures). The additional financing was subsequently reduced to $56 million in June 2021, $47 million in February 2022, and $40 million in July 2022 in conjunction with the principal repayments discussed below. Through June 30, 2022, $0.4 million of the additional financing had been funded. The initial and additional financing is secured by the buyer's equity ownership in each property.
In June 2021, the Company received principal repayments of $246 million on the initial financing provided in conjunction with the sale of the Sunrise Senior Housing Portfolio. In connection with the June 2021 principal repayment, the Company accelerated recognition of $7 million of the related mark-to-market discount, which is included in interest income in the Consolidated Statements of Operations. Additionally, in February 2022, the Company received principal repayments of $8 million in conjunction with the disposition of the underlying collateral. As of June 30, 2022 and December 31, 2021, this secured loan had an outstanding balance of $157 million and $165 million, respectively. In July 2022, the Company received principal repayments of $27 million in conjunction with the disposition of the underlying collateral, resulting in a $7 million reduction in the Company’s remaining commitment to provide additional financing for capital expenditures.
In conjunction with the sale of 16 additional SHOP facilities for $230 million in January 2021 (see Note 4), the Company provided the buyer with financing of $150 million. The remainder of the sales price was received in cash at the time of sale. The financing is secured by the buyer's equity ownership in each property.
During the first quarter of 2021, the Company reduced the consideration and reported gain on sales of real estate and recognized a mark-to-market discount of $16 million for certain transactions with seller financing. The Company’s discount is based on the difference between the stated interest rates (ranging from 3.50% to 4.50%) and corresponding prevailing market rates of approximately 5.25% as of the transaction dates. The discount is recognized as interest income over the term of the discounted loans (ranging from one to three years) using the effective interest rate method. During the three and six months ended June 30, 2022, the Company recognized $1 million and $2 million, respectively, of non-cash interest income related to the amortization of its mark-to-market discounts. During the three and six months ended June 30, 2021, the Company recognized $9 million and $10 million, respectively, of non-cash interest income related to the amortization of its mark-to-market discounts, of which $7 million was recognized as a result of the accelerated recognition discussed above related to the Sunrise Senior Housing Portfolio.
2022 Other Loans Receivable Transactions
In May 2022, the Company received full repayment of the outstanding balance of a $2 million secured loan.

2021 Other Loans Receivable Transactions
The Company classifies a loan receivable as held for sale when management no longer has the intent or ability to hold the loan receivable for the foreseeable future or until maturity. If a loan receivable is classified as held for sale, previously recorded reserves for loan losses are reversed and the loan is reported at the lower of amortized cost or fair value. During the second quarter of 2021, two loans receivable with a total amortized cost of $64 million were classified as held for sale. Upon the transfer of these two loans to held for sale, the carrying value was decreased by $11 million to an estimated fair value of $53 million, $8 million of which was previously recognized as a reserve for loan losses. As a result, a $3 million net loss was recognized in impairments and loan loss reserves (recoveries), net during the three and six months ended June 30, 2021. In the second half of 2021, the Company sold these two loans receivable previously classified as held for sale for their aggregate carrying value of $53 million.
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
CCRC Resident Loans
For certain residents that qualify, CCRCs may offer to lend residents the necessary funds to satisfy the entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. The loans are due upon sale of the previous residence. At June 30, 2022 and December 31, 2021, the Company held $30 million and $24 million, respectively, of such notes receivable, which are included in mezzanine and other in the table above.
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

The following table summarizes, by year of origination, the Company’s internal ratings for loans receivable, net of unamortized discounts, fees, and reserves for loan losses, as of June 30, 2022 (in thousands):

Investment Type	Year of Origination						Total
	2022	2021	2020	2019	2018	Prior
Secured loans
Risk rating:
Performing loans	$—	$302,665	$80,205	$—	$—	$—	$382,870
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total secured loans	$—	$302,665	$80,205	$—	$—	$—	$382,870
Mezzanine and other
Risk rating:
Performing loans	$23,239	$6,635	$1,218	$—	$—	$—	$31,092
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total mezzanine and other	$23,239	$6,635	$1,218	$—	$—	$—	$31,092
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
The following table summarizes the Company’s reserve for loan losses (in thousands):

	June 30, 2022			December 31, 2021
	Secured Loans	Mezzanine and Other	Total	Secured Loans	Mezzanine and Other	Total
Reserve for loan losses, beginning of period	$1,804	$9	$1,813	$3,152	$7,128	$10,280
Provision for expected loan losses	256	(3)	253	793	896	1,689
Expected loan losses related to loans sold or repaid(1)	(51)	—	(51)	(2,141)	(8,015)	(10,156)
Reserve for loan losses, end of period	$2,009	$6	$2,015	$1,804	$9	$1,813
_______________________________________
(1)Includes one loan repaid during the six months ended June 30, 2022 and six loans sold or repaid during the year ended December 31, 2021.
Additionally, at June 30, 2022 and December 31, 2021, a liability of $0.4 million and $0.3 million, respectively, related to expected credit losses for unfunded loan commitments was included in accounts payable, accrued liabilities, and other liabilities.

NOTE 7.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method, excluding investments classified as discontinued operations (dollars in thousands):

				Carrying Amount
				June 30,	December 31,
Entity(1)	Segment	Property Count(2)	Ownership %(2)	2022	2021
SWF SH JV	Other	19	54	$351,686	$355,394
Life Science JV	Life science	1	49	26,719	25,605
Needham Land Parcel JV(3)	Life science	—	38	14,831	13,566
Medical Office JVs(4)	Medical office	3	20 - 67	8,918	9,069
				$402,154	$403,634
_______________________________________
(1)These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)Property counts and ownership percentages are as of June 30, 2022.
(3)In December 2021, the Company acquired a 38% interest in a life science development joint venture in Needham, Massachusetts for $13 million. Land held for development is excluded from the property count as of June 30, 2022.
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
South San Francisco Joint Ventures
On August 1, 2022, the Company entered into a master equity transaction agreement with a sovereign wealth fund (“SWF Partner”) that provides the Company the opportunity to sell up to 30% interests in certain redevelopment and future development projects owned by the Company.
Concurrently, the Company executed definitive agreements with the SWF Partner to sell a 30% interest in seven life science assets in South San Francisco, California for gross proceeds of $126 million. The Company and the SWF Partner will share in key decisions related to the planned redevelopment and operation of the assets, resulting in the Company deconsolidating the previously wholly-owned assets and recognizing its 70% share as an equity method investment.

NOTE 8.  Intangibles

Intangible assets primarily consist of lease-up intangibles and above market tenant lease intangibles. The following table summarizes the Company’s intangible lease assets (dollars in thousands):

Intangible lease assets	June 30, 2022	December 31, 2021
Gross intangible lease assets	$802,180	$797,675
Accumulated depreciation and amortization	(331,315)	(277,915)
Intangible assets, net(1)	$470,865	$519,760

Weighted average remaining amortization period in years	6	6
_______________________________________
(1)Excludes intangible assets reported in assets held for sale and discontinued operations, net of $2 million and zero as of June 30, 2022 and December 31, 2021, respectively.
Intangible liabilities consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (dollars in thousands):

Intangible lease liabilities	June 30, 2022	December 31, 2021
Gross intangible lease liabilities	$240,733	$234,917
Accumulated depreciation and amortization	(71,111)	(57,685)
Intangible liabilities, net	$169,622	$177,232

Weighted average remaining amortization period in years	8	8
During the six months ended June 30, 2022, in conjunction with the Company’s acquisitions of real estate, the Company acquired intangible assets of $7 million and intangible liabilities of $6 million. The intangible assets and liabilities acquired had a weighted average amortization period at acquisition of 7 years and 11 years, respectively.
During the year ended December 31, 2021, in conjunction with the Company’s acquisitions of real estate, the Company acquired intangible assets of $109 million and intangible liabilities of $57 million. The intangible assets and intangible liabilities acquired each had a weighted average amortization period at acquisition of 9 years.
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
In September 2021, the Company executed an amended and restated unsecured revolving line of credit (the “Revolving Facility”) to increase total revolving commitments from $2.5 billion to $3.0 billion and extend the maturity date to January 20, 2026. This maturity date may be further extended pursuant to two six-month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at LIBOR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. The Company also pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at June 30, 2022, the margin on the Revolving Facility was 0.78% and the facility fee was 0.15%. At June 30, 2022 and December 31, 2021, the Company had no balance outstanding under the Revolving Facility.
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

The Revolving Facility also contains certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreement: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.7 billion. The Company believes it was in compliance with each of these covenants at June 30, 2022.
Commercial Paper Program
In September 2019, the Company established an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, unsecured short-term debt securities with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time. At June 30, 2022 and December 31, 2021, the maximum aggregate face or principal amount that can be outstanding at any one time was $1.5 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company uses its Revolving Facility as a liquidity backstop for the repayment of unsecured short-term debt securities issued under the Commercial Paper Program. At June 30, 2022, the Company had $1.45 billion of securities outstanding under the Commercial Paper Program, with original maturities of approximately 45 days and a weighted average interest rate of 1.95%. At December 31, 2021, the Company had $1.17 billion of securities outstanding under the Commercial Paper Program, with original maturities of approximately two months and a weighted average interest rate of 0.32%.
In July 2022, the Company increased the maximum aggregate face or principal amount that can be outstanding at any one time from $1.5 billion to $2.0 billion.
Senior Unsecured Notes
At each of June 30, 2022 and December 31, 2021, the Company had senior unsecured notes outstanding with an aggregate principal balance of $4.7 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at June 30, 2022.
During the three and six months ended June 30, 2022, the Company did not issue, repurchase, or redeem any senior unsecured notes.
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
_______________________________________
(1)Upon repurchasing a portion of the 3.40% and 4.00% senior unsecured notes due 2025, the Company recognized a $61 million loss on debt extinguishment during the three and six months ended June 30, 2021.
(2)Upon completing the repurchases and redemptions of all outstanding 4.25%, 4.20%, and 3.88% senior unsecured notes due 2023 and 2024, the Company recognized a $164 million loss on debt extinguishment during the six months ended June 30, 2021.

In 2021, the Company completed two green bond offerings. The net proceeds from both green bonds have been allocated to eligible green projects, and the Company may choose to re-allocate net proceeds from such offerings to one or more other eligible green projects. The following table summarizes these senior unsecured note issuances for the year ended December 31, 2021 (dollars in thousands):

Issue Date	Amount	Coupon Rate	Maturity Year
November 24, 2021	$500,000	2.13%	2028
July 12, 2021	450,000	1.35%	2027
Mortgage Debt
At June 30, 2022 and December 31, 2021, the Company had $348 million and $350 million, respectively, in aggregate principal of mortgage debt outstanding, which was secured by 18 healthcare facilities, with an aggregate carrying value of $799 million and $811 million, respectively.
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
During each of the three months ended June 30, 2022 and 2021, the Company made aggregate principal repayments of mortgage debt of $1 million (excluding mortgage debt on assets held for sale and discontinued operations). During each of the six months ended June 30, 2022 and 2021, the Company made aggregate principal repayments of mortgage debt of $3 million (excluding mortgage debt on assets held for sale and discontinued operations).
In April 2021, in conjunction with the acquisition of the MOB Portfolio, the Company originated $142 million of secured mortgage debt (see Note 3) that matures in May 2026. In April 2022, the Company terminated its existing interest rate cap instruments associated with this variable rate mortgage debt and entered into two interest rate swap instruments that are designated as cash flow hedges and mature in May 2026 (see Note 17). The variable rate debt associated with these interest rate swap instruments is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.
Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at June 30, 2022 (dollars in thousands):

			Senior Unsecured Notes(2)		Mortgage Debt(3)
Year	Bank Line of Credit	Commercial Paper(1)	Amount	Interest Rate	Amount	Interest Rate	Total
2022	$—	$—	$—	—%	$2,541	3.80%	$2,541
2023	—	—	—	—%	90,089	3.80%	90,089
2024	—	—	—	—%	7,024	4.28%	7,024
2025	—	—	800,000	3.93%	3,209	3.80%	803,209
2026	—	1,448,569	650,000	3.39%	244,523	4.48%	2,343,092
Thereafter	—	—	3,250,000	3.24%	366	5.91%	3,250,366
	—	1,448,569	4,700,000		347,752		6,496,321
(Discounts), premium and debt costs, net	—	—	(44,148)		1,577		(42,571)
	$—	$1,448,569	$4,655,852		$349,329		$6,453,750
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
(3)Effective interest rates on the mortgage debt range from 3.42% to 5.91% with a weighted average effective interest rate of 4.28% and a weighted average maturity of 3 years. These interest rates include the impact of designated interest rate swap instruments, which effectively fix the interest rate on certain variable rate debt.

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
NOTE 11.  Equity and Redeemable Noncontrolling Interests

Dividends
On July 28, 2022, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.30 per share. The common stock cash dividend will be paid on August 19, 2022 to stockholders of record as of the close of business on August 8, 2022.
During each of the three months ended June 30, 2022 and 2021, the Company declared and paid common stock cash dividends of $0.30 per share. During each of the six months ended June 30, 2022 and 2021, the Company declared and paid common stock cash dividends of $0.60 per share.
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
At June 30, 2022, $1.18 billion of the Company’s common stock remained available for sale under the ATM Program.

ATM Forward Contracts
During the year ended December 31, 2021, the Company utilized the forward provisions under the ATM Program to allow for the sale of an aggregate of 9.1 million shares of its common stock at an initial weighted average net price of $35.25 per share, after commissions. During the three and six months ended June 30, 2022, no shares were settled under ATM forward contracts. Therefore, at June 30, 2022, 9.1 million shares remained outstanding under ATM forward contracts. These ATM forward contracts mature in the first quarter of 2023.
During the three and six months ended June 30, 2021, the Company did not utilize the forward provisions under the ATM Program.
ATM Direct Issuances
During the three and six months ended June 30, 2022 and June 30, 2021, no shares of common stock were issued under the ATM Program.
Share Repurchase Program
On August 1, 2022, the Company’s Board of Directors approved a share repurchase program under which the Company may acquire shares of its common stock in the open market up to an aggregate purchase price of $500 million (the “Share Repurchase Program”). Purchases of common stock under the Share Repurchase Program may be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The Share Repurchase Program expires in August 2024 and may be suspended or terminated at any time without prior notice. There have been no stock repurchases under the Share Repurchase Program through the date on which this Quarterly Report on Form 10-Q was filed.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	June 30, 2022	December 31, 2021
Unrealized gains (losses) on derivatives, net	$1,629	$—
Supplemental Executive Retirement Plan minimum liability	(2,947)	(3,147)
Total accumulated other comprehensive income (loss)	$(1,318)	$(3,147)
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
During the year ended December 31, 2021, one of the redeemable noncontrolling interests met the conditions for redemption and the related put option was exercised during the year then ended. Accordingly, the Company made a cash payment for the redemption value of $60 million to the related noncontrolling interest holder during the year ended December 31, 2021 and acquired the redeemable noncontrolling interest associated with this entity. The remaining redeemable noncontrolling interests had not yet met the conditions for redemption as of June 30, 2022 or December 31, 2021. Three of the interests will become redeemable following the passage of a predetermined amount of time, one of which will occur in late 2022, and the remaining two in 2023 and 2024. The fourth interest will become redeemable at the earlier of a predetermined passage of time or stabilization of the underlying development property, which is expected to occur in 2023. The redemption values are subject to change based on the assessment of value at each redemption date.

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
Refer to Note 11 for a discussion of the sale of shares under and settlement of forward sales agreements during the periods presented. The Company considered the potential dilution resulting from the forward agreements to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to calculate the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. The aggregate effect on the Company’s diluted weighted-average common shares for each of the three and six months ended June 30, 2022 and 2021 was zero weighted-average incremental shares from the forward equity sales agreements.
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Income (loss) from continuing operations	$69,301	$168,065	$144,327	$47,480
Noncontrolling interests' share in continuing operations	(3,955)	(3,535)	(7,685)	(6,841)
Income (loss) from continuing operations attributable to Healthpeak Properties, Inc.	65,346	164,530	136,642	40,639
Less: Participating securities' share in continuing operations	(281)	(287)	(2,258)	(2,732)
Income (loss) from continuing operations applicable to common shares	65,065	164,243	134,384	37,907
Income (loss) from discontinued operations	2,992	113,960	3,309	383,968
Noncontrolling interests' share in discontinued operations	—	(2,210)	—	(2,539)
Net income (loss) applicable to common shares	$68,057	$275,993	$137,693	$419,336
Numerator - Dilutive
Net income (loss) applicable to common shares	$68,057	$275,993	$137,693	$419,336
Add: distributions on dilutive convertible units and other	—	1,540	—	—
Dilutive net income (loss) available to common shares	$68,057	$277,533	$137,693	$419,336
Denominator
Basic weighted average shares outstanding	539,558	538,929	539,456	538,805
Dilutive potential common shares - equity awards(1)	257	264	245	276
Dilutive potential common shares - DownREIT conversions	—	5,501	—	—
Diluted weighted average common shares	539,815	544,694	539,701	539,081
Basic earnings (loss) per common share
Continuing operations	$0.12	$0.30	$0.25	$0.07
Discontinued operations	0.01	0.21	0.01	0.71
Net income (loss) applicable to common shares	$0.13	$0.51	$0.26	$0.78
Diluted earnings (loss) per common share
Continuing operations	$0.12	$0.30	$0.25	$0.07
Discontinued operations	0.01	0.21	0.01	0.71
Net income (loss) applicable to common shares	$0.13	$0.51	$0.26	$0.78
_______________________________________
(1)For all periods presented, represents the dilutive impact of 1 million outstanding equity awards (restricted stock units and stock options).
For the three and six months ended June 30, 2022, the 9.1 million shares under forward sales agreements that have not been settled as of June 30, 2022 were anti-dilutive. For the three and six months ended June 30, 2021, forward sales agreements had no dilutive impact as no shares remained outstanding under ATM forward contracts during the period.

For the three months ended June 30, 2021, 6 million out of 7 million shares issuable upon conversion of DownREIT units were dilutive. For all other periods presented in the table above, all 7 million shares issuable upon conversion of DownREIT units were not included because they were anti-dilutive.
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

The following tables summarize information for the reportable segments (in thousands):
For the three months ended June 30, 2022:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$207,771	$179,308	$125,360	$5,493	$—	$517,932
Government grant income(1)	—	—	209	—	—	209
Less: Interest income	—	—	—	(5,493)	—	(5,493)
Healthpeak’s share of unconsolidated joint venture total revenues	1,267	761	—	18,215	—	20,243
Noncontrolling interests’ share of consolidated joint venture total revenues	(62)	(8,943)	—	—	—	(9,005)
Operating expenses	(49,446)	(63,321)	(102,277)	—	—	(215,044)
Healthpeak’s share of unconsolidated joint venture operating expenses	(483)	(301)	—	(14,150)	—	(14,934)
Noncontrolling interests’ share of consolidated joint venture operating expenses	19	2,726	—	—	—	2,745
Adjustments to NOI(2)	(21,644)	(2,949)	—	54	—	(24,539)
Adjusted NOI	137,422	107,281	23,292	4,119	—	272,114
Plus: Adjustments to NOI(2)	21,644	2,949	—	(54)	—	24,539
Interest income	—	—	—	5,493	—	5,493
Interest expense	—	(1,930)	(1,876)	—	(38,061)	(41,867)
Depreciation and amortization	(79,673)	(68,873)	(31,943)	—	—	(180,489)
General and administrative	—	—	—	—	(24,781)	(24,781)
Transaction costs	(35)	(70)	(64)	—	(443)	(612)
Impairments and loan loss reserves	—	—	—	(139)	—	(139)
Gain (loss) on sales of real estate, net	—	10,340	—	—	—	10,340
Other income (expense), net	29	1,264	630	18	920	2,861
Less: Government grant income	—	—	(209)	—	—	(209)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(784)	(460)	—	(4,065)	—	(5,309)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	43	6,217	—	—	—	6,260
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	78,646	56,718	(10,170)	5,372	(62,365)	68,201
Income tax benefit (expense)	—	—	—	—	718	718
Equity income (loss) from unconsolidated joint ventures	148	211	—	23	—	382
Income (loss) from continuing operations	78,794	56,929	(10,170)	5,395	(61,647)	69,301
Income (loss) from discontinued operations	—	—	—	—	2,992	2,992
Net income (loss)	$78,794	$56,929	$(10,170)	$5,395	$(58,655)	$72,293
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

For the six months ended June 30, 2022:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$401,826	$356,571	$246,920	$10,987	$—	$1,016,304
Government grant income(1)	—	—	6,762	—	—	6,762
Less: Interest income	—	—	—	(10,987)	—	(10,987)
Healthpeak’s share of unconsolidated joint venture total revenues	2,698	1,493	—	36,260	—	40,451
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	333	315	—	648
Noncontrolling interests’ share of consolidated joint venture total revenues	(119)	(17,763)	—	—	—	(17,882)
Operating expenses	(97,635)	(124,491)	(200,165)	—	—	(422,291)
Healthpeak’s share of unconsolidated joint venture operating expenses	(966)	(600)	—	(28,205)	—	(29,771)
Noncontrolling interests’ share of consolidated joint venture operating expenses	38	5,328	—	—	—	5,366
Adjustments to NOI(2)	(35,756)	(6,495)	—	45	—	(42,206)
Adjusted NOI	270,086	214,043	53,850	8,415	—	546,394
Plus: Adjustments to NOI(2)	35,756	6,495	—	(45)	—	42,206
Interest income	—	—	—	10,987	—	10,987
Interest expense	—	(2,966)	(3,741)	—	(72,746)	(79,453)
Depreciation and amortization	(157,811)	(136,646)	(63,765)	—	—	(358,222)
General and administrative	—	—	—	—	(48,612)	(48,612)
Transaction costs	(327)	(74)	(64)	—	(443)	(908)
Impairments and loan loss reserves	—	—	—	(271)	—	(271)
Gain (loss) on sales of real estate, net	3,856	10,340	—	—	—	14,196
Other income (expense), net	20	12,201	7,141	(13)	1,828	21,177
Less: Government grant income	—	—	(6,762)	—	—	(6,762)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(1,732)	(893)	(333)	(8,370)	—	(11,328)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	81	12,435	—	—	—	12,516
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	149,929	114,935	(13,674)	10,703	(119,973)	141,920
Income tax benefit (expense)	—	—	—	—	(59)	(59)
Equity income (loss) from unconsolidated joint ventures	1,114	411	539	402	—	2,466
Income (loss) from continuing operations	151,043	115,346	(13,135)	11,105	(120,032)	144,327
Income (loss) from discontinued operations	—	—	—	—	3,309	3,309
Net income (loss)	$151,043	$115,346	$(13,135)	$11,105	$(116,723)	$147,636
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

NOTE 14.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2022	2021
Supplemental cash flow information:
Interest paid, net of capitalized interest	$74,327	$109,277
Income taxes paid (refunded)	(612)	4,026
Capitalized interest	16,320	10,867
Supplemental schedule of non-cash investing and financing activities:
Increase in ROU asset in exchange for new lease liability related to operating leases	508	13,157
Seller financing provided on disposition of real estate asset	—	559,745
Accrued construction costs	163,391	113,221
Vesting of restricted stock units and conversion of non-managing member units into common stock	803	900
Carrying value of mortgages assumed by buyer in real estate dispositions	—	106,632
The following table summarizes certain cash flow information related to assets classified as discontinued operations (in thousands):

	Six Months Ended June 30,
	2022	2021
Leasing costs, tenant improvements, and recurring capital expenditures	$21	$2,349
Development, redevelopment, and other major improvements of real estate	18	4,569
Depreciation and amortization of real estate, in-place lease, and other intangibles	—	—

The following table summarizes cash, cash equivalents and restricted cash (in thousands):

	Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021
	Continuing operations		Discontinued operations		Total
Beginning of period:
Cash and cash equivalents	$158,287	$44,226	$7,707	$53,085	$165,994	$97,311
Restricted cash	53,454	67,206	—	17,168	53,454	84,374
Cash, cash equivalents and restricted cash	$211,741	$111,432	$7,707	$70,253	$219,448	$181,685
End of period:
Cash and cash equivalents	$73,013	$96,923	$8,070	$17,354	$81,083	$114,277
Restricted cash	54,815	129,052	—	974	54,815	130,026
Cash, cash equivalents and restricted cash	$127,828	$225,975	$8,070	$18,328	$135,898	$244,303

NOTE 15.  Variable Interest Entities

Unconsolidated Variable Interest Entities
At June 30, 2022 and December 31, 2021, the Company had investments in: (i) two unconsolidated VIE joint ventures and (ii) marketable debt securities of one VIE. The Company determined it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (the LLC investment and Needham Land Parcel JV discussed below), it has no formal involvement in these VIEs beyond its investments.
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
LLC Investment. The Company holds a limited partner ownership interest in an unconsolidated LLC that has been identified as a VIE. The Company’s involvement in the entity is limited to its equity investment as a limited partner and it does not have any substantive participating rights or kick-out rights over the general partner. The assets and liabilities of the entity primarily consist of those associated with its senior housing real estate. Any assets generated by the entity may only be used to settle its contractual obligations (primarily capital expenditures and debt service payments).
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
The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at June 30, 2022 was as follows (in thousands):

VIE Type	Asset Type	Maximum Loss Exposure and Carrying Amount(1)
Continuing operations:
CMBS and LLC investment	Other assets, net	$36,599
Needham Land Parcel JV	Investments in and advances to unconsolidated joint ventures	14,831
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).
As of June 30, 2022, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
See Notes 3, 4, and 7 for additional descriptions of the nature, purpose, and operating activities of the Company’s unconsolidated VIEs and interests therein.

Consolidated Variable Interest Entities
The Company’s consolidated total assets and total liabilities at June 30, 2022 and December 31, 2021 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company.
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
Life Science JVs.  The Company holds a 99% ownership interest in multiple joint venture entities that own and lease life science assets (the “Life Science JVs”). The Life Science JVs are VIEs as the members share in certain decisions of the entities, but substantially all of the activities are performed on behalf of the Company. The Company consolidates the Life Science JVs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the Life Science JVs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of debt service payments and capital expenditures for the properties. Assets generated by the Life Science JVs may only be used to settle their contractual obligations (primarily from capital expenditures). Refer to Note 11 for a discussion of certain put options associated with the Life Science JVs.
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

Exchange Accommodation Titleholder. During the three months ended June 30, 2022, the Company acquired one MOB using a reverse like-kind exchange structure pursuant to Section 1031 of the Internal Revenue Code (a “reverse 1031 exchange”). Additionally, during the three months ended March 31, 2022, the Company acquired two MOBs using a reverse 1031 exchange. As of June 30, 2022, the Company had not completed these reverse 1031 exchanges and as such, the acquired properties remained in the possession of the Exchange Accommodation Titleholder (“EAT”). The EAT was classified as a VIE as it was a “thinly capitalized” entity. The Company consolidated the EAT because it had the ability to control the activities that most significantly impacted the economic performance of the EAT and was, therefore, the primary beneficiary of the EAT. The properties held by the EAT had a carrying value of $66 million as of June 30, 2022. The assets of the EAT primarily consisted of leased properties (net real estate, including intangibles) and rents receivable; their obligations primarily consisted of capital expenditures for the properties. Assets generated by the EAT may only be used to settle its contractual obligations (primarily from capital expenditures).
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
Total assets and total liabilities include VIE assets and liabilities as follows (in thousands):

	June 30, 2022	December 31, 2021
Assets
Buildings and improvements	$2,331,975	$2,303,920
Development costs and construction in progress	138,655	82,303
Land	510,096	548,168
Accumulated depreciation and amortization	(592,488)	(551,097)
Net real estate	2,388,238	2,383,294
Accounts receivable, net	3,933	5,455
Cash and cash equivalents	37,274	22,295
Restricted cash	211	114
Intangible assets, net	106,855	117,180
Assets held for sale and discontinued operations, net	216	754
Right-of-use asset, net	108,390	107,993
Other assets, net	66,610	62,886
Total assets	$2,711,727	$2,699,971
Liabilities
Mortgage debt	$144,451	$144,350
Intangible liabilities, net	27,410	23,909
Liabilities related to assets held for sale and discontinued operations, net	1,668	1,677
Lease liability	98,666	99,213
Accounts payable, accrued liabilities, and other liabilities	69,143	58,440
Deferred revenue	25,431	21,546
Total liabilities	$366,769	$349,135

Total assets and liabilities related to assets held for sale and discontinued operations include VIE assets and liabilities as follows (in thousands):

	June 30, 2022	December 31, 2021
Assets
Accounts receivable, net	$—	$62
Cash and cash equivalents	153	59
Other assets, net	63	633
Total assets	$216	$754
Liabilities
Accounts payable, accrued liabilities, and other liabilities	$1,668	$1,677
Total liabilities	$1,668	$1,677
NOTE 16.  Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis in the Consolidated Balance Sheets were immaterial at June 30, 2022 and December 31, 2021.
The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	June 30, 2022(3)		December 31, 2021(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$413,962	$432,914	$415,811	$437,607
Marketable debt securities(2)	21,345	21,345	21,003	21,003
Interest rate swap instruments(2)	1,629	1,629	—	—
Interest rate cap instruments(2)	—	—	397	397
Bank line of credit and commercial paper(2)	1,448,569	1,448,569	1,165,975	1,165,975
Senior unsecured notes(1)	4,655,852	4,360,241	4,651,933	5,054,747
Mortgage debt(2)	349,329	339,356	352,081	352,800
_______________________________________
(1)Level 1: Fair value calculated based on quoted prices in active markets.
(2)Level 2: Fair value based on (i) for marketable debt securities, quoted prices for similar or identical instruments in active or inactive markets, respectively, or (ii) for loans receivable, net, mortgage debt, interest rate swap instruments, and interest rate cap instruments, standardized pricing models in which significant inputs or value drivers are observable in active markets. For bank line of credit and commercial paper, the carrying values are a reasonable estimate of fair value because the borrowings are primarily based on market interest rates and the Company’s credit rating.
(3)During the six months ended June 30, 2022 and year ended December 31, 2021, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
NOTE 17.  Derivative Financial Instruments

The Company uses derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. Utilizing derivative instruments allows the Company to manage the risk of fluctuations in interest rates related to the potential impact these changes could have on future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes. At June 30, 2022, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by approximately $5 million.

In March 2021, the Company repaid $39 million of variable rate secured debt on two SHOP assets and terminated the two associated interest rate swap instruments. Therefore, at December 31, 2021, the Company had no interest rate swap instruments.
In April 2021, the Company executed two interest rate cap instruments on its $142 million of variable rate mortgage debt issued in conjunction with the acquisition of the MOB Portfolio (see Note 3).
In April 2022, the Company terminated these interest rate cap instruments and entered into two interest rate swap instruments that are designated as cash flow hedges and mature in May 2026.
The following table summarizes the Company’s interest rate swap instruments as of June 30, 2022 (in thousands):

						Fair Value(1)
Date Entered	Maturity Date	Hedge Designation	Notional Amount	Pay Rate	Receive Rate	June 30, 2022	December 31, 2021
April 2022(2)	May 2026	Cash flow	$51,100	5.08%	1 mo. USD-LIBOR-BBA + 2.50%	$586	$—
April 2022(2)	May 2026	Cash flow	91,000	4.63%	1 mo. USD-LIBOR-BBA + 2.05%	1,043	—
_____________________________
(1)At June 30, 2022, the interest rate swap instruments were in an asset position. Derivative assets are recorded in other assets, net on the Consolidated Balance Sheets.
(2)Represents interest rate swap instruments that hedge fluctuations in interest payments on variable rate secured debt by converting the interest rates to fixed interest rates. The changes in fair value of designated derivatives that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

The following table summarizes the Company’s interest rate cap instruments as of June 30, 2022 (in thousands):

						Fair Value(1)
Date Entered	Maturity Date	Hedge Designation	Notional Amount	Strike Rate	Index	June 30, 2022	December 31, 2021
April 2021(2)	May 2024	Non-designated	$142,100	2.00%	1 mo. USD-LIBOR-BBA	$—	$397
_____________________________
(1)At December 31, 2021, the interest rate cap instruments were in an asset position. Derivative assets are recorded in other assets, net on the Consolidated Balance Sheets.
(2)Represents two interest rate cap instruments that manage the Company’s exposure to variable cash flows on certain mortgage debt borrowings by limiting interest rates. These interest rate cap instruments were terminated in April 2022.
During the three and six months ended June 30, 2022, the Company recognized a $0.1 million and $2 million increase, respectively, in the fair value of the interest rate cap instruments within other income (expense), net.
NOTE 18.    Accounts Payable, Accrued Liabilities, and Other Liabilities

The following table summarizes the Company’s accounts payable, accrued liabilities, and other liabilities, excluding accounts payable, accrued liabilities, and other liabilities related to assets classified as discontinued operations (in thousands):

	June 30, 2022	December 31, 2021
Refundable entrance fees(1)	$275,152	$288,409
Accrued construction costs	163,391	179,995
Accrued interest	59,092	59,342
Other accounts payable and accrued liabilities	209,184	227,638
Accounts payable, accrued liabilities, and other liabilities	$706,819	$755,384
_______________________________________
(1)At June 30, 2022 and December 31, 2021, unamortized nonrefundable entrance fee liabilities were $508 million and $496 million, respectively, which are recorded within deferred revenue on the Consolidated Balance Sheets. During the three and six months ended June 30, 2022, the Company collected nonrefundable entrance fees of $29 million and $50 million, respectively, and recognized amortization of $19 million and $38 million, respectively. During the three and six months ended June 30, 2021, the Company collected nonrefundable entrance fees of $24 million and $38 million, respectively, and recognized amortization of $18 million and $38 million, respectively. The amortization of nonrefundable entrance fees is included within resident fees and services on the Consolidated Statements of Operations.

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
Forward-looking statements are based on certain assumptions and analysis made in light of our experience and perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate under the circumstances. While forward-looking statements reflect our good faith belief and assumptions we believe to be reasonable based upon current information, we can give no assurance that our expectations or forecasts will be attained. Further, we cannot guarantee the accuracy of any such forward-looking statement contained in this Quarterly Report on Form 10-Q.
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
•Market Trends and Uncertainties
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
At June 30, 2022, our portfolio of investments, including properties in our unconsolidated joint ventures, consisted of interests in 481 properties. The following table summarizes information for our reportable and other non-reportable segments, excluding discontinued operations, for the three months ended June 30, 2022 (dollars in thousands):

Segment	Total Portfolio Adjusted NOI(1)	Percentage of Total Portfolio Adjusted NOI	Number of Properties
Life science	$137,422	50%	149
Medical office	107,281	39%	298
CCRC	23,292	9%	15
Other non-reportable	4,119	2%	19
Totals	$272,114	100%	481
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
Market Trends and Uncertainties
Our operating results, including our sources and uses of capital, have been and will continue to be impacted by the Covid pandemic, as well as by global and national economic and market conditions generally and by the local economic conditions where our properties are located.
We do not yet know the full, long-term economic impact of the Covid pandemic and whether or when occupancy and revenue in our CCRC communities and the senior housing facilities owned by our SWF SH JV will return to pre-pandemic levels. In addition, our tenants, operators, and borrowers have experienced significant cost increases as a result of increased health and safety measures, staffing shortages, increased governmental regulation and compliance, vaccine mandates, and other operational changes necessitated either directly or indirectly by the Covid pandemic, as well as due to current inflationary pressures. Labor costs in particular have increased as a result of higher staffing hours, increased hourly wages and bonuses, greater overtime, and increased usage of contract labor. We anticipate that many of these expenses will remain at these higher levels even after the pandemic passes, and are likely to reduce margins in the business.
Further, the Covid pandemic and its ongoing impacts continue to cause disruptions in the U.S. and global economies and capital markets, resulting in volatility, widening credit spreads, and limited liquidity availability. Other factors, such as rising interest rates, high inflation, supply chain disruptions, growing geopolitical tensions, and increased volatility in public equity and fixed income markets have also led to increased costs and limited the availability of capital. To the extent our tenants or operators experience increased costs or financing difficulties due to the foregoing macroeconomic conditions, they may be unable or unwilling to make payments or perform their obligations when due.
We have also seen significant inflation in construction costs over the past 12-18 months, which may, together with rising costs of capital, negatively affect the expected yields on our development and redevelopment projects. In addition, labor shortages and global supply chain disruptions, including procurement delays and long lead times on certain materials, have adversely impacted and could continue to adversely impact the scheduled completion and/or costs of these projects.
We continuously monitor the effects of domestic and global events, including but not limited to the current and expected impact of the Covid pandemic, inflation, labor shortages, supply chain matters, and rising interest rates, on our operations and financial position, as well as on the operations and financial position of our tenants, operators, and borrowers, to ensure that we remain responsive and adaptable to the dynamic changes in our operating environment.
A discussion of potential long-term changes in the industry are more fully set forth under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Covid Update” in our Annual Report on Form 10-K for the year ended December 31, 2021.
See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for additional discussion of the risks posed by the Covid pandemic and macroeconomic conditions, as well as the uncertainties we and our tenants, operators, and borrowers may face as a result.

Overview of Transactions
67 Smith Place
In January 2022, we closed a life science acquisition in Cambridge, Massachusetts for $72 million.
Vista Sorrento Phase II
In January 2022, we closed a life science acquisition in San Diego, California for $24 million.
Webster MOB Portfolio
In March 2022, we acquired a portfolio of two MOBs in Houston, Texas for $43 million.
Northwest Medical Plaza
In May 2022, we acquired one MOB in Bentonville, Arkansas for $26 million.
Other Real Estate Transactions
•During the six months ended June 30, 2022, we sold one life science facility in Utah for $14 million.
•Also during the six months ended June 30, 2022, we sold our remaining hospital classified as a direct financing lease (“DFL”) for $68 million.
•During the three months ended June 30, 2022, we sold three MOBs and one MOB land parcel for $27 million.
•In July 2022, we completed two MOB sales for aggregate proceeds of $9 million.
•On August 1, 2022, we entered into a master equity transaction agreement with a sovereign wealth fund (“SWF Partner”) that provides us the opportunity to sell up to 30% interests in certain redevelopment and future development projects owned by us.
Concurrently, we executed definitive agreements with the SWF Partner to sell a 30% interest in seven life science assets in South San Francisco, California for gross proceeds of $126 million. We and the SWF Partner will share in key decisions related to the planned redevelopment and operation of the assets, resulting in us deconsolidating the previously wholly-owned assets and recognizing our 70% share as an equity method investment.
Financing Activities
•In April 2022, we terminated our existing interest rate cap instruments associated with $142 million of variable rate mortgage debt and entered into two interest rate swap instruments that are designated as cash flow hedges and mature in May 2026.
Development Activities
•At June 30, 2022, we had six life science development projects in process with an aggregate total estimated cost of approximately $1.0 billion.
•During the six months ended June 30, 2022, the following projects were placed in service: (i) three MOB development projects with total costs incurred of $58 million, (ii) one MOB redevelopment project with total costs incurred of $10 million, (iii) three life science development projects with total costs incurred of $269 million, (iv) one life science redevelopment project with total costs incurred of $60 million, and (v) a portion of one life science development project with total costs incurred of $40 million.
Dividends
The following table summarizes our common stock cash dividends declared in 2022:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
January 27	February 11	$0.30	February 22
April 28	May 9	0.30	May 20
July 28	August 8	0.30	August 19

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

Comparison of the Three and Six Months Ended June 30, 2022 to the Three and Six Months Ended June 30, 2021
Overview

Three Months Ended June 30, 2022 and 2021
The following table summarizes results for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Net income (loss) applicable to common shares	$68,057	$275,993	$(207,936)
Nareit FFO	236,154	149,671	86,483
FFO as Adjusted	236,478	217,242	19,236
AFFO	195,595	189,038	6,557
Net income (loss) applicable to common shares decreased primarily as a result of the following:
•a decrease in income from discontinued operations, primarily as a result of: (i) a decrease in gain on sales of real estate from dispositions of our senior housing portfolios and (ii) decreased NOI from dispositions of our senior housing portfolios, partially offset by lower impairments of depreciable real estate and goodwill;
•a decrease in gains on sale of depreciable real estate related to the Hoag Hospital sale in May 2021;
•a decrease in interest income primarily as a result of principal repayments on and sales of loans receivable in 2021 and 2022;
•an increase in depreciation, primarily as a result of: (i) 2021 and 2022 acquisitions of real estate and (ii) development and redevelopment projects placed in service during 2021 and 2022; and
•an increase in interest expense, primarily as a result of higher interest rates under the commercial paper program.
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
•gain on sales of depreciable real estate;
•depreciation and amortization expense; and
•impairment charges related to depreciable real estate.
FFO as Adjusted increased primarily as a result of the aforementioned events impacting Nareit FFO, except for the following, which are excluded from FFO as Adjusted:
•loss on debt extinguishment;
•the goodwill impairment charge related to senior housing triple-net asset sales; and
•loan loss reserves.
AFFO increased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents, which is excluded from AFFO. The increase was partially offset by higher AFFO capital expenditures during the period.

Six Months Ended June 30, 2022 and 2021
The following table summarizes results for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Net income (loss) applicable to common shares	$137,693	$419,336	$(281,643)
Nareit FFO	479,583	189,905	289,678
FFO as Adjusted	471,295	432,635	38,660
AFFO	397,625	373,839	23,786
Net income (loss) applicable to common shares decreased primarily as a result of the following:
•a decrease in income from discontinued operations, primarily as a result of: (i) a decrease in gain on sales of real estate from dispositions of our senior housing portfolios and (ii) decreased NOI from dispositions of our senior housing portfolios, partially offset by lower impairments of depreciable real estate and goodwill;
•a decrease in gains on sale of depreciable real estate related to the Hoag Hospital sale in May 2021;
•an increase in depreciation, primarily as a result of: (i) 2021 and 2022 acquisitions of real estate and (ii) development and redevelopment projects placed in service during 2021 and 2022;
•a decrease in interest income primarily as a result of principal repayments on and sales of loans receivable in 2021 and 2022; and
•expenses incurred for tenant relocation and other costs associated with a planned MOB demolition.
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
•a gain on sale of a hospital that was classified as a DFL that was sold in the first quarter of 2022;
•a reduction in interest expense, primarily as a result of senior unsecured notes repurchases and redemptions in the first and second quarters of 2021, partially offset by higher interest rates under the commercial paper program;
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
•loss on debt extinguishment;
•the gain on sale of a hospital that was classified as a DFL;
•the expenses for tenant relocation and other costs associated with a planned MOB demolition;
•the goodwill impairment charge related to senior housing triple-net asset sales; and
•loan loss reserves.
AFFO increased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents, which is excluded from AFFO. The increase was partially offset by higher AFFO capital expenditures during the period.

Segment Analysis
The following tables provide selected operating information for our Same-Store and total property portfolio for each of our reportable segments. For the three months ended June 30, 2022, our Same-Store consists of 381 properties representing properties acquired or placed in service and stabilized on or prior to April 1, 2021 and that remained in operations under a consistent reporting structure through June 30, 2022. For the six months ended June 30, 2022, our Same-Store consists of 379 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2021 and that remained in operations under a consistent reporting structure through June 30, 2022. Our total property portfolio consisted of 481 and 473 properties at June 30, 2022 and 2021, respectively.

Life Science

The following table summarizes results at and for the three months ended June 30, 2022 and 2021 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Rental and related revenues	$158,881	$147,204	$11,677	$207,771	$177,527	$30,244
Healthpeak’s share of unconsolidated joint venture total revenues	1,253	1,412	(159)	1,267	1,412	(145)
Noncontrolling interests’ share of consolidated joint venture total revenues	(25)	(24)	(1)	(62)	(75)	13
Operating expenses	(37,007)	(32,837)	(4,170)	(49,446)	(40,724)	(8,722)
Healthpeak’s share of unconsolidated joint venture operating expenses	(483)	(427)	(56)	(483)	(428)	(55)
Noncontrolling interests’ share of consolidated joint venture operating expenses	8	7	1	19	21	(2)
Adjustments to NOI(1)	(12,022)	(9,288)	(2,734)	(21,644)	(12,366)	(9,278)
Adjusted NOI	$110,605	$106,047	$4,558	137,422	125,367	12,055
Less: non-SS Adjusted NOI				(26,817)	(19,320)	(7,497)
SS Adjusted NOI				$110,605	$106,047	$4,558
Adjusted NOI % change			4.3%
Property count(2)	119	119		149	142
End of period occupancy	98.8%	97.5%		98.6%	96.6%
Average occupancy	98.9%	97.8%		98.8%	96.8%
Average occupied square feet	8,742	8,658		10,607	9,971
Average annual total revenues per occupied square foot(3)	$68	$65		$71	$67
Average annual base rent per occupied square foot(4)	$53	$51		$55	$53
_______________________________________
(1)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(2)From our second quarter 2021 presentation of Same-Store, we added: (i) five stabilized developments placed in service, (ii) five stabilized acquisitions, (iii) three stabilized redevelopments placed in service, and (iv) one stabilized property that previously experienced a significant tenant relocation, and we removed: (i) three life science facilities that were placed into redevelopment, (ii) one life science facility that was placed into development, (iii) one life science facility that was sold, and (iv) one life science facility that was classified as held for sale.
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
•higher occupancy;
•new leasing activity; and
•mark-to-market lease renewals.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:
•an increase in NOI from (i) increased occupancy in developments and redevelopments placed in service in 2021 and 2022 and (ii) acquisitions in 2021 and 2022.

The following table summarizes results at and for the six months ended June 30, 2022 and 2021 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Six Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Rental and related revenues	$309,327	$288,403	$20,924	$401,826	$347,461	$54,365
Healthpeak’s share of unconsolidated joint venture total revenues	2,685	2,749	(64)	2,698	2,749	(51)
Noncontrolling interests’ share of consolidated joint venture total revenues	(51)	(49)	(2)	(119)	(140)	21
Operating expenses	(72,540)	(64,114)	(8,426)	(97,635)	(80,185)	(17,450)
Healthpeak’s share of unconsolidated joint venture operating expenses	(966)	(853)	(113)	(966)	(853)	(113)
Noncontrolling interests’ share of consolidated joint venture operating expenses	16	14	2	38	41	(3)
Adjustments to NOI(2)	(20,992)	(18,594)	(2,398)	(35,756)	(24,176)	(11,580)
Adjusted NOI	$217,479	$207,556	$9,923	270,086	244,897	25,189
Less: non-SS Adjusted NOI				(52,607)	(37,341)	(15,266)
SS Adjusted NOI				$217,479	$207,556	$9,923
Adjusted NOI % change			4.8%
Property count(3)	118	118		149	142
End of period occupancy	98.8%	97.6%		98.6%	96.6%
Average occupancy	98.7%	97.9%		98.5%	96.7%
Average occupied square feet	8,674	8,615		10,589	9,890
Average annual total revenues per occupied square foot(4)	$68	$64		$70	$66
Average annual base rent per occupied square foot(5)	$53	$50		$54	$52
_______________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(3)From our second quarter 2021 presentation of Same-Store, we added: (i) six stabilized developments placed in service, (ii) five stabilized acquisitions, and (iii) four stabilized redevelopments placed in service, and we removed: (i) three life science facilities that were placed into redevelopment, (ii) one life science facility that was placed into development, (iii) one life science facility that was sold, and (iv) one life science facility that was classified as held for sale.
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
•higher occupancy;
•new leasing activity; and
•mark-to-market lease renewals.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:
•an increase in NOI from (i) increased occupancy in developments and redevelopments placed in service in 2021 and 2022 and (ii) acquisitions in 2021 and 2022.

Medical Office

The following table summarizes results at and for the three months ended June 30, 2022 and 2021 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Three Months Ended June 30,			Three Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Rental and related revenues	$145,498	$138,542	$6,956	$179,308	$163,115	$16,193
Income from direct financing leases	—	—	—	—	2,180	(2,180)
Healthpeak’s share of unconsolidated joint venture total revenues	739	687	52	761	710	51
Noncontrolling interests’ share of consolidated joint venture total revenues	(8,786)	(8,483)	(303)	(8,943)	(8,825)	(118)
Operating expenses	(48,781)	(45,234)	(3,547)	(63,321)	(54,648)	(8,673)
Healthpeak’s share of unconsolidated joint venture operating expenses	(300)	(317)	17	(301)	(317)	16
Noncontrolling interests’ share of consolidated joint venture operating expenses	2,726	2,473	253	2,726	2,552	174
Adjustments to NOI(2)	(1,546)	(1,952)	406	(2,949)	(2,003)	(946)
Adjusted NOI	$89,550	$85,716	$3,834	107,281	102,764	4,517
Less: non-SS Adjusted NOI				(17,731)	(17,048)	(683)
SS Adjusted NOI				$89,550	$85,716	$3,834
Adjusted NOI % change			4.5%
Property count(3)	247	247		298	297
End of period occupancy	91.5%	91.4%		89.9%	89.9%
Average occupancy	91.6%	91.3%		89.9%	90.0%
Average occupied square feet	18,435	18,372		21,627	20,862
Average annual total revenues per occupied square foot(4)	$32	$31		$34	$31
Average annual base rent per occupied square foot(5)	$27	$26		$27	$27
___________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(3)From our second quarter 2021 presentation of Same-Store, we added: (i) 11 stabilized acquisitions and (ii) 3 stabilized redevelopments placed in service, and we removed: (i) 8 MOBs that were placed into redevelopment, (ii) 6 MOBs that were sold, and (iii) 2 MOBs that were classified as held for sale.
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
•higher occupancy;
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

The following table summarizes results at and for the six months ended June 30, 2022 and 2021 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Six Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Rental and related revenues	$288,720	$275,648	$13,072	$355,403	$321,153	$34,250
Income from direct financing leases	—	—	—	1,168	4,343	(3,175)
Healthpeak’s share of unconsolidated joint venture total revenues	1,447	1,380	67	1,493	1,425	68
Noncontrolling interests’ share of consolidated joint venture total revenues	(17,452)	(17,069)	(383)	(17,763)	(17,751)	(12)
Operating expenses	(95,728)	(88,610)	(7,118)	(124,491)	(105,769)	(18,722)
Healthpeak’s share of unconsolidated joint venture operating expenses	(599)	(610)	11	(600)	(611)	11
Noncontrolling interests’ share of consolidated joint venture operating expenses	5,327	4,908	419	5,328	5,056	272
Adjustments to NOI(2)	(3,418)	(4,417)	999	(6,495)	(3,926)	(2,569)
Adjusted NOI	$178,297	$171,230	$7,067	214,043	203,920	10,123
Less: non-SS Adjusted NOI				(35,746)	(32,690)	(3,056)
SS Adjusted NOI				$178,297	$171,230	$7,067
Adjusted NOI % change			4.1%
Property count(3)	246	246		298	297
End of period occupancy	91.5%	91.5%		89.9%	89.9%
Average occupancy	91.6%	91.4%		90.1%	90.2%
Average occupied square feet	18,387	18,343		21,661	20,783
Average annual total revenues per occupied square foot(4)	$32	$31		$33	$31
Average annual base rent per occupied square foot(5)	$27	$26		$27	$26
_______________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(3)From our second quarter 2021 presentation of Same-Store, we added: (i) 10 stabilized acquisitions and (ii) 3 stabilized redevelopments placed in service, and we removed: (i) 8 MOBs that were placed into redevelopment, (ii) 6 MOBs that were sold, and (iii) 2 MOBs that were classified as held for sale.
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
•higher occupancy;
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
•increased occupancy in former redevelopment and development properties that have been placed in service; partially offset by
•decreased NOI from our 2021 and 2022 dispositions.

Continuing Care Retirement Community

The following table summarizes results at and for the three months ended June 30, 2022 and 2021 (dollars in thousands, except per unit data):

	SS			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Resident fees and services	$125,360	$117,308	$8,052	$125,360	$117,308	$8,052
Government grant income(1)	209	87	122	209	87	122
Healthpeak’s share of unconsolidated joint venture total revenues	—	—	—	—	2,415	(2,415)
Operating expenses	(101,834)	(94,366)	(7,468)	(102,277)	(94,760)	(7,517)
Healthpeak’s share of unconsolidated joint venture operating expenses	—	—	—	—	(2,208)	2,208
Adjustments to NOI(2)	—	1,209	(1,209)	—	1,226	(1,226)
Adjusted NOI	$23,735	$24,238	$(503)	23,292	24,068	(776)
Plus: non-SS adjustments				443	170	273
SS Adjusted NOI				$23,735	$24,238	$(503)
Adjusted NOI % change			(2.1)%
Property count(3)	15	15		15	15
Average occupancy	81.1%	79.4%		81.1%	79.4%
Average occupied units(4)	5,952	5,906		5,952	6,071
Average annual rent per occupied unit	$84,388	$79,509		$84,388	$78,955
_______________________________________
(1)Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the Consolidated Statements of Operations.
(2)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(3)From our second quarter 2021 presentation of Same-Store, no properties were added or removed.
(4)Represents average occupied units as reported by the operators for the three-month period.
Same-Store Adjusted NOI and Total Portfolio Adjusted NOI decreased primarily as a result of the following:
•higher labor costs; partially offset by
•increased occupancy and rates for resident fees; and
•lower Covid-related expenses

The following table summarizes results at and for the six months ended June 30, 2022 and 2021 (dollars in thousands, except per unit data):

	SS			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Resident fees and services	$246,920	$233,436	$13,484	$246,920	$233,436	$13,484
Government grant income(1)	6,762	1,397	5,365	6,762	1,397	5,365
Healthpeak’s share of unconsolidated joint venture total revenues	—	—	—	—	6,903	(6,903)
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	—	333	199	134
Operating expenses	(199,233)	(184,795)	(14,438)	(200,165)	(185,939)	(14,226)
Healthpeak’s share of unconsolidated joint venture operating expenses	—	—	—	—	(6,953)	6,953
Adjustments to NOI(2)	—	1,209	(1,209)	—	1,246	(1,246)
Adjusted NOI	$54,449	$51,247	$3,202	53,850	50,289	3,561
Plus: non-SS adjustments				599	958	(359)
SS Adjusted NOI				$54,449	$51,247	$3,202
Adjusted NOI % change			6.2%
Property count(3)	15	15		15	15
Average occupancy	81.0%	79.1%		81.0%	79.0%
Average occupied units(4)	5,946	5,880		5,946	6,124
Average annual rent per occupied unit	$85,328	$79,875		$85,440	$79,013
_______________________________________
(1)Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the Consolidated Statements of Operations.
(2)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI.
(3)From our second quarter 2021 presentation of Same-Store, we added 13 properties that previously experienced an operator transition.
(4)Represents average occupied units as reported by the respective tenants or operators for the six-month period.
Same‐Store Adjusted NOI and Total Portfolio Adjusted NOI increased primarily as a result of the following:
•increased occupancy and rates for resident fees;
•increased government grant income received under the CARES Act; and
•lower Covid-related expenses; partially offset by
•higher labor costs.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Interest income	$5,493	$16,108	$(10,615)	$10,987	$25,121	$(14,134)
Interest expense	41,867	38,681	3,186	79,453	85,524	(6,071)
Depreciation and amortization	180,489	171,459	9,030	358,222	328,997	29,225
General and administrative	24,781	24,088	693	48,612	48,990	(378)
Transaction costs	612	619	(7)	908	1,417	(509)
Impairments and loan loss reserves (recoveries), net	139	931	(792)	271	4,173	(3,902)
Gain (loss) on sales of real estate, net	10,340	175,238	(164,898)	14,196	175,238	(161,042)
Gain (loss) on debt extinguishments	—	(60,865)	60,865	—	(225,157)	225,157
Other income (expense), net	2,861	1,734	1,127	21,177	3,934	17,243
Income tax benefit (expense)	718	763	(45)	(59)	755	(814)
Equity income (loss) from unconsolidated joint ventures	382	867	(485)	2,466	2,190	276
Income (loss) from discontinued operations	2,992	113,960	(110,968)	3,309	383,968	(380,659)
Noncontrolling interests’ share in continuing operations	(3,955)	(3,535)	(420)	(7,685)	(6,841)	(844)
Noncontrolling interests’ share in discontinued operations	—	(2,210)	2,210	—	(2,539)	2,539
Interest income
Interest income decreased for the three and six months ended June 30, 2022 primarily as a result of principal repayments on and sales of loans receivable in 2021 and 2022.
Interest expense
Interest expense increased for the three months ended June 30, 2022 primarily as a result of higher interest rates under the commercial paper program. Interest expense decreased for the six months ended June 30, 2022 primarily as a result of senior unsecured notes repurchases and redemptions in the first and second quarters of 2021, partially offset by higher interest rates under the commercial paper program.
Depreciation and amortization expense
Depreciation and amortization expense increased for the three and six months ended June 30, 2022 primarily as a result of: (i) assets acquired during 2021 and 2022 and (ii) development and redevelopment projects placed in service during 2021 and 2022, partially offset by dispositions of real estate in 2021 and 2022.
Impairments and loan loss reserves (recoveries), net
Impairments and loan loss reserves (recoveries), net decreased for the three and six months ended June 30, 2022 as a result of a decrease in loan loss reserves under the current expected credit losses model. The reduction in loan loss reserves for the three and six months ended June 30, 2022 is primarily due to a lower loans receivable balance.
Gain (loss) on sales of real estate, net
Gain (loss) on sales of real estate, net decreased during the three and six months ended June 30, 2022 primarily due to the $172 million gain on sale of Hoag Hospital in May 2021. Refer to Note 4 to the Consolidated Financial Statements for additional information regarding dispositions of real estate and the associated gain (loss) on sales recognized.
Gain (loss) on debt extinguishments
Loss on debt extinguishments decreased for the three and six months ended June 30, 2022 as a result of the repurchase and redemption of certain outstanding senior notes in the first and second quarters of 2021 with no repurchases or redemptions during the comparable periods of 2022.

Other income (expense), net
Other income increased for the six months ended June 30, 2022 primarily as a result of: (i) a gain on sale of a hospital that was classified as a DFL and (ii) an increase in government grant income received under the CARES Act in 2022, partially offset by expenses incurred for tenant relocation and other costs associated with a planned MOB demolition.
Income tax benefit (expense)
Income tax expense increased for the six months ended June 30, 2022 primarily as a result of the tax impact of an increase in government grant income received under the CARES Act.
Equity income (loss) from unconsolidated joint ventures
Equity income from unconsolidated joint ventures decreased for the three months ended June 30, 2022 as a result of the sale of the two remaining CCRCs in the CCRC JV in May 2021.
Income (loss) from discontinued operations
Income from discontinued operations decreased for the three and six months ended June 30, 2022 primarily as a result of: (i) decreased gain on sales of real estate from the completion of dispositions of our senior housing portfolios, (ii) decreased NOI following the dispositions of our senior housing portfolios, and (iii) a decline in government grant income received under the CARES Act for the senior housing portfolio. The decrease in income from discontinued operations during the three and six months ended June 30, 2022 was partially offset by decreased impairment charges on depreciable real estate and goodwill.
Noncontrolling interests’ share in continuing operations
Noncontrolling interests’ share in continuing operations increased for the three and six months ended June 30, 2022 primarily as a result of an increase in net income related to our consolidated partnerships.
Noncontrolling interests’ share in discontinued operations
Noncontrolling interests’ share in discontinued operations decreased for the three and six months ended June 30, 2022 as a result of the completion of our dispositions of our senior housing portfolios.
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

Our ability to access the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our Revolving Facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our credit ratings for our senior unsecured long-term debt. Our Revolving Facility includes customary LIBOR replacement language, including, but not limited to, the use of rates based on the secured overnight financing rate administered by the Federal Reserve Bank of New York. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. As of August 1, 2022, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global and Fitch, and short-term credit ratings of P-2, A-2, and F2 from Moody’s, S&P Global, and Fitch, respectively.
A downgrade in credit ratings by Moody’s, S&P Global, and Fitch may have a negative impact on the interest rates and facility fees for our Revolving Facility and may negatively impact the pricing of notes issued under our commercial paper program and senior unsecured notes. While a downgrade in our credit ratings would adversely impact our cost of borrowing, we believe we would continue to have access to the unsecured debt markets, and we could also seek to enter into one or more secured debt financings, issue additional securities, including under our ATM Program, or dispose of certain assets to fund future operating costs, capital expenditures, or acquisitions, although no assurances can be made in this regard. Refer to “Market Trends and Uncertainties” above for a more comprehensive discussion of the potential impact of Covid as well as economic and market conditions on our business.
Changes in Material Cash Requirements and Off-Balance Sheet Arrangements
Our material cash requirements related to debt increased by $284 million to $6.5 billion at June 30, 2022, when compared to December 31, 2021, primarily as a result of issuances of notes under our commercial paper program. As of June 30, 2022, we had $1.45 billion outstanding under our commercial paper program. See Note 9 to the Consolidated Financial Statements for additional information about our debt commitments.
Our material cash requirements related to development and redevelopment projects and tenant improvements decreased by $16 million, to $454 million at June 30, 2022, when compared to December 31, 2021, primarily as a result of construction spend on existing projects in the first half of 2022 thereby decreasing the remaining commitment.
Our material cash requirements to provide additional funding for senior housing redevelopment and capital expenditure projects decreased by $10 million, to $48 million at June 30, 2022, when compared to December 31, 2021, primarily as a result of reduced commitments from current year principal repayments on our seller financing. See Note 6 to the Consolidated Financial Statements for additional information.
Certain of our noncontrolling interest holders have the ability to put their equity interests to us upon specified events or after the passage of a predetermined period of time. Each put option is subject to changes in redemption value in the event that the underlying property generates specified returns for us and meets certain promote thresholds pursuant to the respective agreements. As of June 30, 2022, we had $116 million of redeemable noncontrolling interests, none of which met the conditions for redemption as of the balance sheet date. See Note 11 to the Consolidated Financial Statements for additional information.
There have been no changes to our distribution and dividend requirements during the six months ended June 30, 2022.
We own interests in certain unconsolidated joint ventures as described in Note 7 to the Consolidated Financial Statements. Two of these joint ventures have mortgage debt of $87 million, of which our share is $40 million. Except in limited circumstances, our risk of loss is limited to our investment in the joint ventures.
There have been no other material changes, outside of the ordinary course of business, during the six months ended June 30, 2022 to the material cash requirements or material off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 under “Material Cash Requirements” and “Off-Balance Sheet Arrangements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Cash Flow Summary
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

The following table sets forth changes in cash flows (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Net cash provided by (used in) operating activities	$449,668	$359,594	$90,074
Net cash provided by (used in) investing activities	(461,136)	1,712,296	(2,173,432)
Net cash provided by (used in) financing activities	(72,082)	(2,009,272)	1,937,190
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
Investing Cash Flows
The following are significant investing activities for the six months ended June 30, 2022:
•made investments of $582 million primarily related to the acquisition, development, and redevelopment of real estate; and
•received net proceeds of $121 million primarily from sales of real estate assets and repayments on loans receivable and direct financing leases.
The following are significant investing activities for the six months ended June 30, 2021:
•made investments of $842 million primarily related to the acquisition, development, and redevelopment of real estate and funding of new and existing loans; and
•received net proceeds of $2.6 billion primarily from sales of real estate assets and repayments on loans receivable.
Financing Cash Flows
The following are significant financing activities for the six months ended June 30, 2022:
•made net borrowings of $283 million under our commercial paper program; and
•paid cash dividends on common stock of $325 million.
The following are significant financing activities for the six months ended June 30, 2021:
•made net borrowings of $590 million under our Revolving Facility and commercial paper program;
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
Debt
In July 2022, we increased the maximum aggregate face or principal amount that can be outstanding at any one time under the commercial paper program from $1.5 billion to $2.0 billion.

See Note 9 to the Consolidated Financial Statements for additional information about our outstanding debt.
Approximately 77% and 78% of our consolidated debt, excluding debt classified as liabilities related to assets held for sale and discontinued operations, net, was fixed rate debt as of June 30, 2022 and 2021, respectively. At June 30, 2022, our fixed rate debt and variable rate debt had weighted average interest rates of 3.45% and 1.96%, respectively. At June 30, 2021, our fixed rate debt and variable rate debt had weighted average interest rates of 3.75% and 0.73%, respectively. As of June 30, 2022, we had $142 million of variable rate debt swapped to fixed through interest rate swap instruments, designated as cash flow hedges, and as of June 30, 2021, we had $142 million of variable rate debt subject to interest rate cap instruments. For purposes of classification of the amounts above, variable rate debt with a derivative financial instrument designated as a cash flow hedge is reported as fixed rate debt due to us having effectively established a fixed interest rate for the underlying debt instrument. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
Equity
At June 30, 2022, we had 540 million shares of common stock outstanding, equity totaled $6.8 billion, and our equity securities had a market value of $14.2 billion.
At June 30, 2022, non-managing members held an aggregate of five million units in seven limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At June 30, 2022, the outstanding DownREIT units were convertible into approximately seven million shares of our common stock.
At-The-Market Program
Our at-the-market equity offering program (as amended from time to time, the “ATM Program”) has a capacity of $1.5 billion. In addition to the issuance and sale of shares of our common stock, we may also enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of our shares of common stock under our ATM Program.
During the year ended December 31, 2021, we utilized the forward provisions under the ATM Program to allow for the sale of an aggregate of 9.1 million shares of our common stock at an initial weighted average net price of $35.25 per share, after commissions. During the three and six months ended June 30, 2022, no shares were settled under ATM forward contracts. Therefore, at June 30, 2022, 9.1 million shares remained outstanding under ATM forward contracts. These ATM forward contracts mature in the first quarter of 2023.
During the three and six months ended June 30, 2022, we did not issue any shares of our common stock under the ATM Program.
At June 30, 2022, $1.18 billion of our common stock remained available for sale under the ATM Program. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any of the remaining shares under our ATM Program.
See Note 11 to the Consolidated Financial Statements for additional information about our ATM Program.
Share Repurchase Program
On August 1, 2022, our Board of Directors approved a share repurchase program under which we may acquire shares of our common stock in the open market up to an aggregate purchase price of $500 million (the “Share Repurchase Program”). Purchases of common stock under the Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The Share Repurchase Program expires in August 2024 and may be suspended or terminated at any time without prior notice. There have been no stock repurchases under the Share Repurchase Program through the date on which this Quarterly Report on Form 10-Q was filed.
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

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Nareit FFO, FFO as Adjusted, and AFFO (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) applicable to common shares	$68,057	$275,993	$137,693	$419,336
Real estate related depreciation and amortization	180,489	171,459	358,222	328,997
Healthpeak’s share of real estate related depreciation and amortization from unconsolidated joint ventures	5,210	2,869	10,345	7,322
Noncontrolling interests’ share of real estate related depreciation and amortization	(4,844)	(4,923)	(9,685)	(9,809)
Loss (gain) on sales of depreciable real estate, net(1)	(12,903)	(297,476)	(16,688)	(557,138)
Healthpeak’s share of loss (gain) on sales of depreciable real estate, net, from unconsolidated joint ventures	129	(5,866)	(150)	(5,866)
Noncontrolling interests’ share of gain (loss) on sales of depreciable real estate, net	—	2,179	12	2,179
Loss (gain) upon change of control, net	—	—	—	(1,042)
Taxes associated with real estate dispositions	16	1,693	(166)	2,183
Impairments (recoveries) of depreciable real estate, net	—	3,743	—	3,743
Nareit FFO applicable to common shares	236,154	149,671	479,583	189,905
Distributions on dilutive convertible units and other	2,352	—	4,704	—
Diluted Nareit FFO applicable to common shares	$238,506	$149,671	$484,287	$189,905

Weighted average shares outstanding - diluted Nareit FFO	547,132	539,193	547,018	539,081

Impact of adjustments to Nareit FFO:
Transaction-related items	$596	$1,265	$893	$5,379
Other impairments (recoveries) and other losses (gains), net(2)	139	1,845	(8,770)	5,087
Restructuring and severance related charges	—	—	—	2,463
Loss (gain) on debt extinguishments	—	60,865	—	225,157
Casualty-related charges (recoveries), net	(411)	3,596	(411)	4,644
Total adjustments	$324	$67,571	$(8,288)	$242,730

FFO as Adjusted applicable to common shares	$236,478	$217,242	$471,295	$432,635
Distributions on dilutive convertible units and other	2,351	2,144	4,719	4,067
Diluted FFO as Adjusted applicable to common shares	$238,829	$219,386	$476,014	$436,702

Weighted average shares outstanding - diluted FFO as Adjusted	547,132	546,519	547,018	546,407

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
FFO as Adjusted applicable to common shares	$236,478	$217,242	$471,295	$432,635
Amortization of stock-based compensation	5,300	5,095	10,021	9,459
Amortization of deferred financing costs	2,689	2,121	5,377	4,334
Straight-line rents	(12,713)	(6,201)	(23,872)	(15,336)
AFFO capital expenditures	(27,906)	(22,422)	(50,745)	(43,132)
Deferred income taxes	(1,188)	(2,771)	(927)	(4,493)
Other AFFO adjustments	(7,065)	(4,026)	(13,524)	(9,628)
AFFO applicable to common shares	195,595	189,038	397,625	373,839
Distributions on dilutive convertible units and other	1,649	1,541	3,296	2,862
Diluted AFFO applicable to common shares	$197,244	$190,579	$400,921	$376,701

Weighted average shares outstanding - diluted AFFO	545,307	544,694	545,193	544,582

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Diluted earnings per common share	$0.13	$0.51	$0.26	$0.78
Depreciation and amortization	0.33	0.32	0.66	0.60
Loss (gain) on sales of depreciable real estate, net	(0.02)	(0.56)	(0.03)	(1.04)
Loss (gain) upon change of control, net	—	—	—	0.00
Taxes associated with real estate dispositions	0.00	0.00	0.00	0.00
Impairments (recoveries) of depreciable real estate, net	—	0.01	—	0.01
Diluted Nareit FFO per common share	$0.44	$0.28	$0.89	$0.35
Transaction-related items	0.00	0.00	0.00	0.01
Other impairments (recoveries) and other losses (gains), net(2)	0.00	0.00	(0.02)	0.01
Restructuring and severance related charges	—	—	—	0.00
Loss (gain) on debt extinguishments	—	0.11	—	0.42
Casualty-related charges (recoveries), net	0.00	0.01	0.00	0.01
Diluted FFO as Adjusted per common share	$0.44	$0.40	$0.87	$0.80
_______________________________________
(1)This amount can be reconciled by combining the balances from the corresponding line of the Consolidated Statements of Operations and the detailed financial information for discontinued operations in Note 4 to the Consolidated Financial Statements.
(2)The six months ended June 30, 2022 includes the following, which are included in other income (expense), net in the Consolidated Statements of Operations: (i) a $23 million gain on sale of a hospital that was in a direct financing lease and (ii) $14 million of expenses incurred for tenant relocation and other costs associated with a planned MOB demolition. The three and six months ended June 30, 2021 includes the following: (i) a $7 million goodwill impairment charge in connection with our senior housing triple-net asset sales which is reported in income (loss) from discontinued operations in the Consolidated Statements of Operations and (ii) a $6 million of accelerated recognition of a mark-to-market discount, less loan fees, resulting from prepayments on loans receivable which is included in interest income in the Consolidated Statements of Operations. The remaining activity for the three and six months ended June 30, 2022 and 2021 includes reserves for loan losses recognized in impairments and loan loss reserves (recoveries), net in the Consolidated Statements of Operations.

Critical Accounting Estimates and Recent Accounting Pronouncements
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of critical accounting estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A discussion of accounting estimates that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements. There have been no significant changes to our critical accounting estimates during the three and six months ended June 30, 2022.
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
To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves of our derivative portfolio in order to determine the change in fair value. At June 30, 2022, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by approximately $5 million.
Interest Rate Risk. At June 30, 2022, our exposure to interest rate risk was primarily on our variable rate debt. At June 30, 2022, $142 million of our variable rate debt was swapped to fixed by interest rate swap instruments. The interest rate swap instruments are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable rate debt to fixed interest rates. At June 30, 2022, both the fair value and carrying value of the interest rate swap instruments were $2 million.
Our remaining variable rate debt at June 30, 2022 was comprised of our commercial paper program and certain of our mortgage debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2022, a one percentage point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $242 million and a one percentage point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $261 million. These changes would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to our variable rate debt and investments, and assuming no other changes in the outstanding balance at June 30, 2022, our annual interest expense would increase by approximately $15 million.
Market Risk.  We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength, and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At June 30, 2022, both the fair value and carrying value of marketable debt securities was $21 million. These marketable debt securities mature in December 2022.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
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
None.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf during the three months ended June 30, 2022.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
April 1-30, 2022	—	$—	—	—
May 1-31, 2022	8,746	30.08	—	—
June 1-30, 2022	—	—	—	—
Total	8,746	$30.08	—	—
_______________________________________
(1)Represents shares of our common stock withheld under our equity incentive plans to offset tax withholding obligations that occur upon vesting of restricted shares. The value of the shares withheld is based on the closing price of our common stock on the last trading day prior to the date the relevant transaction occurred.
Item 5. Other Information
Adoption of Updates to the Executive Severance Plan
On July 28, 2022, our Board of Directors adopted updates to the Healthpeak Properties, Inc. Executive Severance Plan (the “Executive Severance Plan”), effective as of the same date. The Compensation and Human Capital Committee of the Board of Directors (the “Compensation Committee”) will codify such updates, as summarized below, in an amended and restated Executive Severance Plan to be filed as an exhibit to a future Quarterly Report on Form 10-Q.
The Executive Severance Plan was updated to conform the definition of a qualifying termination to the definition in the Healthpeak Properties, Inc. Executive Change in Control Severance Plan (the “CIC Plan”) to include a termination of employment by a named executive officer (a “Named Executive”) of the Company (as identified pursuant to Item 402(a)(3) of Regulation S-K) for “good reason” (as defined in the Executive Severance Plan). The Executive Severance Plan was also updated to revise the method for calculating severance payments that are determined with reference to a participant’s annual bonus to clarify that the bonus portion of the cash severance formula for Named Executives will be based on the greater of a Named Executive’s (1) target level bonus, or (2) prior year’s bonus payment. The Named Executive’s prorated cash bonus in the year of termination will continue to be based on actual performance for the quantitative portion, while the qualitative portion will continue to be based on the Named Executive’s individual performance for that year as determined by the Compensation Committee; however, the Executive Severance Plan has been updated to ensure that the qualitative portion of the prorated cash bonus will be no less than the target level. In addition, the Executive Severance Plan was updated to provide that outstanding stock options will remain exercisable for two years or upon earlier expiration following a Named Executive’s termination of employment.
The Executive Severance Plan was not otherwise updated to change the amounts payable to Named Executives under the Executive Severance Plan, and the changes made are not expected to materially increase the aggregate amounts payable under the Executive Severance Plan.

Adoption of Updates to the Executive Change in Control Severance Plan
On July 28, 2022, our Board of Directors adopted updates to the CIC Plan, effective as of the same date. The Compensation Committee will codify such updates, as summarized below, in an amended and restated CIC Plan to be filed as an exhibit to a future Quarterly Report on Form 10-Q.
The CIC Plan was updated to make clarifying changes to the definition of a qualifying termination of employment by a participant for “good reason” (as defined in the CIC Plan). The CIC Plan was also updated to revise the method for calculating severance payments that are determined with reference to a participant’s annual bonus to conform the method to the method used in the Executive Severance Plan and clarify that the bonus portion of the cash severance formula for Named Executives of the Company will be based on the greater of a Named Executive’s (1) target level bonus or (2) prior year’s bonus payment. In addition, the CIC Plan was updated to provide that outstanding stock options will remain exercisable for two years or upon earlier expiration following a Named Executive’s termination of employment. In addition, the severance multiple for the President and Chief Investment Officer was updated to 2.75x, while the severance multiple for each of the Chief Financial Officer, Chief Operating Officer and Chief Legal Officer was updated to 2.5x. No changes were made to the Chief Executive Officer’s severance multiple, which remains 3.0x.
The CIC Plan was also updated to require a mutual release of claims by a Named Executive and the Company. In addition, the CIC Plan was updated to provide that if payments under the CIC Plan would be subject to the requirements of Internal Revenue Code Section 409A, which would impose a six-month delay on certain severance payments made to Named Executives, the CIC Plan would require that the Company and acquiror enter into and fund a rabbi trust sufficient to pay all potential cash severance obligations under the CIC Plan.
The CIC Plan was not otherwise updated to change the amounts payable to Named Executives under the CIC Plan, and the changes made are not expected to materially increase the aggregate amounts payable under the CIC Plan.

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

Date: August 3, 2022	Healthpeak Properties, Inc.

(Registrant)

/s/ THOMAS M. HERZOG
Thomas M. Herzog
Chief Executive Officer
(Principal Executive Officer)

/s/ PETER A. SCOTT
Peter A. Scott
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)