Form 10-Q
period 2022-09-30
HEALTHPEAK PROPERTIES, INC.
filed 2022-11-02
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 31, 2022, there were 537,540,144 shares of the registrant’s $1.00 par value common stock outstanding.

HEALTHPEAK PROPERTIES, INC.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Real estate:
Buildings and improvements	$12,633,935	$12,025,271
Development costs and construction in progress	744,711	877,423
Land	2,647,430	2,603,964
Accumulated depreciation and amortization	(3,148,019)	(2,839,229)
Net real estate	12,878,057	12,667,429
Net investment in direct financing leases	—	44,706
Loans receivable, net of reserves of $5,115 and $1,813	383,991	415,811
Investments in and advances to unconsolidated joint ventures	698,903	403,634
Accounts receivable, net of allowance of $2,521 and $1,870	53,964	48,691
Cash and cash equivalents	112,452	158,287
Restricted cash	54,500	53,454
Intangible assets, net	444,215	519,760
Assets held for sale and discontinued operations, net	51,495	37,190
Right-of-use asset, net	232,155	233,942
Other assets, net	752,224	674,615
Total assets	$15,661,956	$15,257,519

LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$1,585,333	$1,165,975
Senior unsecured notes	4,657,651	4,651,933
Mortgage debt	347,987	352,081
Intangible liabilities, net	162,874	177,232
Liabilities related to assets held for sale and discontinued operations, net	12,831	15,056
Lease liability	200,813	204,547
Accounts payable, accrued liabilities, and other liabilities	732,895	755,384
Deferred revenue	835,223	789,207
Total liabilities	8,535,607	8,111,415

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests	127,583	87,344

Common stock, $1.00 par value: 750,000,000 shares authorized; 537,533,719 and 539,096,879 shares issued and outstanding	537,534	539,097
Additional paid-in capital	10,014,707	10,100,294
Cumulative dividends in excess of earnings	(4,114,806)	(4,120,774)
Accumulated other comprehensive income (loss)	29,526	(3,147)
Total stockholders’ equity	6,466,961	6,515,470
Joint venture partners	330,749	342,234
Non-managing member unitholders	201,056	201,056
Total noncontrolling interests	531,805	543,290
Total equity	6,998,766	7,058,760
Total liabilities and equity	$15,661,956	$15,257,519
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rental and related revenues	$392,301	$353,516	$1,149,530	$1,022,130
Resident fees and services	122,142	119,022	369,062	352,458
Income from direct financing leases	—	2,179	1,168	6,522
Interest income	5,963	6,748	16,950	31,869
Total revenues	520,406	481,465	1,536,710	1,412,979
Costs and expenses:
Interest expense	44,078	35,905	123,531	121,429
Depreciation and amortization	173,190	177,175	531,412	506,172
Operating	220,208	202,139	642,499	574,032
General and administrative	24,549	23,270	73,161	72,260
Transaction costs	728	—	1,636	1,417
Impairments and loan loss reserves (recoveries), net	3,407	285	3,678	4,458
Total costs and expenses	466,160	438,774	1,375,917	1,279,768
Other income (expense):
Gain (loss) on sales of real estate, net	(4,149)	14,635	10,047	189,873
Gain (loss) on debt extinguishments	—	(667)	—	(225,824)
Other income (expense), net	305,678	1,670	326,855	5,604
Total other income (expense), net	301,529	15,638	336,902	(30,347)
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	355,775	58,329	497,695	102,864
Income tax benefit (expense)	3,834	649	3,775	1,404
Equity income (loss) from unconsolidated joint ventures	(325)	2,327	2,141	4,517
Income (loss) from continuing operations	359,284	61,305	503,611	108,785
Income (loss) from discontinued operations	(1,298)	601	2,011	384,569
Net income (loss)	357,986	61,906	505,622	493,354
Noncontrolling interests’ share in continuing operations	(4,016)	(7,195)	(11,701)	(14,036)
Noncontrolling interests’ share in discontinued operations	—	—	—	(2,539)
Net income (loss) attributable to Healthpeak Properties, Inc.	353,970	54,711	493,921	476,779
Participating securities’ share in earnings	(604)	(269)	(2,523)	(3,001)
Net income (loss) applicable to common shares	$353,366	$54,442	$491,398	$473,778

Basic earnings (loss) per common share:
Continuing operations	$0.66	$0.10	$0.91	$0.17
Discontinued operations	0.00	0.00	0.00	0.71
Net income (loss) applicable to common shares	$0.66	$0.10	$0.91	$0.88
Diluted earnings (loss) per common share:
Continuing operations	$0.65	$0.10	$0.91	$0.17
Discontinued operations	0.00	0.00	0.00	0.71
Net income (loss) applicable to common shares	$0.65	$0.10	$0.91	$0.88
Weighted average shares outstanding:
Basic	538,417	539,021	539,105	538,879
Diluted	546,015	539,388	544,852	539,159
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$357,986	$61,906	$505,622	$493,354
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	30,744	—	32,373	332
Change in Supplemental Executive Retirement Plan obligation and other	100	108	300	323
Reclassification adjustment realized in net income (loss)	—	—	—	(251)
Total other comprehensive income (loss)	30,844	108	32,673	404
Total comprehensive income (loss)	388,830	62,014	538,295	493,758
Total comprehensive (income) loss attributable to noncontrolling interests’ share in continuing operations	(4,016)	(7,195)	(11,701)	(14,036)
Total comprehensive (income) loss attributable to noncontrolling interests’ share in discontinued operations	—	—	—	(2,539)
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$384,814	$54,819	$526,594	$477,183
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands, except per share data)
(Unaudited)

For the three months ended September 30, 2022:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
July 1, 2022	539,580	$539,580	$10,073,712	$(4,306,762)	$(1,318)	$6,305,212	$535,176	$6,840,388	$115,877
Net income (loss)	—	—	—	353,970	—	353,970	4,003	357,973	13
Other comprehensive income (loss)	—	—	—	—	30,844	30,844	—	30,844	—
Issuance of common stock, net	16	16	359	—	—	375	—	375	—
Repurchase of common stock	(2,062)	(2,062)	(53,966)	—	—	(56,028)	—	(56,028)	—
Amortization of stock-based compensation	—	—	6,030	—	—	6,030	—	6,030	—
Common dividends ($0.30 per share)	—	—	—	(162,014)	—	(162,014)	—	(162,014)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,374)	(7,374)	(42)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	307
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(11,428)	—	—	(11,428)	—	(11,428)	11,428
September 30, 2022	537,534	$537,534	$10,014,707	$(4,114,806)	$29,526	$6,466,961	$531,805	$6,998,766	$127,583

For the three months ended September 30, 2021:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
July 1, 2021	538,955	$538,955	$10,147,230	$(3,880,253)	$(3,389)	$6,802,543	$548,867	$7,351,410	$85,367
Net income (loss)	—	—	—	54,711	—	54,711	7,172	61,883	23
Other comprehensive income (loss)	—	—	—	—	108	108	—	108	—
Issuance of common stock, net	20	20	358	—	—	378	—	378	—
Repurchase of common stock	(2)	(2)	(71)	—	—	(73)	—	(73)	—
Exercise of stock options	93	93	3,073	—	—	3,166	—	3,166	—
Amortization of stock-based compensation	—	—	5,666	—	—	5,666	—	5,666	—
Common dividends ($0.30 per share)	—	—	—	(161,995)	—	(161,995)	—	(161,995)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,602)	(7,602)	(43)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	100
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(34,144)	—	—	(34,144)	—	(34,144)	34,144
September 30, 2021	539,066	$539,066	$10,122,112	$(3,987,537)	$(3,281)	$6,670,360	$548,437	$7,218,797	$119,591

For the nine months ended September 30, 2022:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2022	539,097	$539,097	$10,100,294	$(4,120,774)	$(3,147)	$6,515,470	$543,290	$7,058,760	$87,344
Net income (loss)	—	—	—	493,921	—	493,921	11,663	505,584	38
Other comprehensive income (loss)	—	—	—	—	32,673	32,673	—	32,673	—
Issuance of common stock, net	847	847	184	—	—	1,031	—	1,031	—
Repurchase of common stock	(2,410)	(2,410)	(65,232)	—	—	(67,642)	—	(67,642)	—
Amortization of stock-based compensation	—	—	18,895	—	—	18,895	—	18,895	—
Common dividends ($0.90 per share)	—	—	—	(487,953)	—	(487,953)	—	(487,953)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(23,148)	(23,148)	(127)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	894
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(39,434)	—	—	(39,434)	—	(39,434)	39,434
September 30, 2022	537,534	$537,534	$10,014,707	$(4,114,806)	$29,526	$6,466,961	$531,805	$6,998,766	$127,583
For the nine months ended September 30, 2021:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2021	538,405	$538,405	$10,175,235	$(3,976,232)	$(3,685)	$6,733,723	$556,227	$7,289,950	$57,396
Net income (loss)	—	—	—	476,779	—	476,779	16,552	493,331	23
Other comprehensive income (loss)	—	—	—	—	404	404	—	404	—
Issuance of common stock, net	974	974	448	—	—	1,422	—	1,422	—
Repurchase of common stock	(410)	(410)	(12,143)	—	—	(12,553)	—	(12,553)	—
Exercise of stock options	97	97	3,194	—	—	3,291	—	3,291	—
Amortization of stock-based compensation	—	—	17,224	—	—	17,224	—	17,224	—
Common dividends ($0.90 per share)	—	—	—	(488,084)	—	(488,084)	—	(488,084)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(24,277)	(24,277)	(95)
Purchase of noncontrolling interests	—	—	(5)	—	—	(5)	(65)	(70)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	426
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(61,841)	—	—	(61,841)	—	(61,841)	61,841
September 30, 2021	539,066	$539,066	$10,122,112	$(3,987,537)	$(3,281)	$6,670,360	$548,437	$7,218,797	$119,591
_______________________________________
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$505,622	$493,354
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate, in-place lease, and other intangibles	531,412	506,172
Stock-based compensation amortization expense	14,635	13,895
Amortization of deferred financing costs	8,069	6,677
Straight-line rents	(36,837)	(23,627)
Amortization of nonrefundable entrance fees and above/below market lease intangibles	(75,635)	(68,854)
Equity loss (income) from unconsolidated joint ventures	(2,205)	(9,508)
Distributions of earnings from unconsolidated joint ventures	708	4,731
Loss (gain) on sale of real estate under direct financing leases	(22,693)	—
Deferred income tax expense (benefit)	(5,199)	(3,999)
Impairments and loan loss reserves (recoveries), net	3,678	37,194
Loss (gain) on debt extinguishments	—	225,824
Loss (gain) on sales of real estate, net	(11,408)	(598,531)
Loss (gain) upon change of control, net	(311,438)	(1,042)
Casualty-related loss (recoveries), net	6,457	1,632
Other non-cash items	(1,029)	(8,640)
Changes in:
Decrease (increase) in accounts receivable and other assets, net	(2,751)	27,576
Increase (decrease) in accounts payable, accrued liabilities, and deferred revenue	91,920	(31,519)
Net cash provided by (used in) operating activities	693,306	571,335
Cash flows from investing activities:
Acquisitions of real estate	(159,199)	(978,473)
Development, redevelopment, and other major improvements of real estate	(616,803)	(430,510)
Leasing costs, tenant improvements, and recurring capital expenditures	(75,103)	(72,112)
Proceeds from sales of real estate, net	47,797	2,383,017
Proceeds from the South San Francisco JVs transaction, net	125,985	—
Contributions to unconsolidated joint ventures	(9,259)	(12,828)
Distributions in excess of earnings from unconsolidated joint ventures	8,746	37,139
Proceeds from sales/principal repayments on loans receivable and direct financing leases	105,040	291,223
Investments in loans receivable and other	(5,317)	(13,781)
Net cash provided by (used in) investing activities	(578,113)	1,203,675
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	12,220,955	12,931,450
Repayments under bank line of credit and commercial paper	(11,801,597)	(12,037,040)
Issuance and borrowings of debt, excluding bank line of credit and commercial paper	—	591,546
Repayments and repurchase of debt, excluding bank line of credit and commercial paper	(3,759)	(2,421,598)
Payments for debt extinguishment and deferred financing costs	(4,171)	(232,306)
Issuance of common stock and exercise of options, net of offering costs	38	4,713
Repurchase of common stock	(67,642)	(12,553)
Dividends paid on common stock	(486,960)	(488,084)
Distributions to and purchase of noncontrolling interests	(23,275)	(24,443)
Contributions from and issuance of noncontrolling interests	894	426
Net cash provided by (used in) financing activities	(165,517)	(1,687,889)
Net increase (decrease) in cash, cash equivalents and restricted cash	(50,324)	87,121
Cash, cash equivalents and restricted cash, beginning of period	219,448	181,685
Cash, cash equivalents and restricted cash, end of period	$169,124	$268,806
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
The consolidated financial statements include the accounts of Healthpeak Properties, Inc., its wholly-owned subsidiaries, joint ventures (“JVs”), and variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations, and cash flows have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (“SEC”).
Government Grant Income
On March 27, 2020, the federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide financial aid to individuals, businesses, and state and local governments. During the three and nine months ended September 30, 2022 and 2021, the Company received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the coronavirus pandemic. Grant income is recognized to the extent that qualifying expenses and lost revenues exceed grants received and the Company will comply with all conditions attached to the grant. As of September 30, 2022, the amount of qualifying expenditures and lost revenue exceeded grant income recognized and the Company believes it has complied and will continue to comply with all grant conditions. In the event of non-compliance, all such amounts received are subject to recapture.
The following table summarizes information related to government grant income received and recognized by the Company (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Government grant income recorded in other income (expense), net	$4	$15	$6,765	$1,412
Government grant income recorded in equity income (loss) from unconsolidated joint ventures	183	—	831	1,010
Government grant income recorded in income (loss) from discontinued operations	10	—	216	3,660
Total government grants received	$197	$15	$7,812	$6,082

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
Not Yet Adopted
Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which amends the scope of ASU 2020-04 to include derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments in ASU 2020-04 and ASU 2021-01 were effective immediately and may be applied through December 31, 2022. During 2022, the Company elected to apply certain hedge accounting expedients provided by ASU 2020-04 and ASU 2021-01, which preserves the hedging relationship of derivatives. The expedients provided by ASU 2020-04 and ASU 2021-01 and the effects of reference rate reform have not had, and are not expected to have, a material impact on the Company’s consolidated financial position, results of operations, cash flows, or disclosures.
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
Northwest Medical Plaza
In May 2022, the Company acquired one MOB in Bentonville, Arkansas for $26 million.
2021 Real Estate Investment Acquisitions
In 2021, the Company closed the following life science acquisitions: (i) eight acquisitions in Cambridge, Massachusetts for $498 million, (ii) one acquisition in San Diego, California for $20 million, and (iii) 12 acres of land for $128 million in South San Francisco, California.

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
Development Activities
The Company’s commitments, which are primarily related to development and redevelopment projects and tenant improvements, decreased by $49 million, to $421 million at September 30, 2022, when compared to December 31, 2021, primarily as a result of construction spend on existing projects in the first three quarters of 2022 thereby decreasing the remaining commitment.
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
In July 2022, the Company sold two MOBs for $9 million, resulting in total gain on sales of $1 million.
2021 Dispositions of Real Estate
Sunrise Senior Housing Portfolio
In January 2021, the Company sold a portfolio of 32 SHOP assets (the “Sunrise Senior Housing Portfolio”) for $664 million, resulting in an immaterial loss on sale, which is recognized in income (loss) from discontinued operations, and provided the buyer with: (i) financing of $410 million (see Note 6) and (ii) a commitment to finance up to $92 million of additional debt for capital expenditures. The commitment to finance additional debt for capital expenditures was subsequently reduced to $56 million in June 2021, $47 million in February 2022, and $40 million in July 2022 (see Note 6). As of September 30, 2022, $0.4 million of the additional financing has been funded. Upon completion of the license transfer process in June 2021, the Company sold the two remaining Sunrise senior housing triple-net assets for $80 million, resulting in a gain on sale of $22 million, which is recognized in income (loss) from discontinued operations.
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
2021 Other Dispositions
The Company sold the following during the three months ended September 30, 2021: (i) eight SHOP assets for $120 million, (ii) four senior housing triple-net assets for $12 million, and (iii) three MOBs for $36 million, resulting in total gain on sales of $42 million ($27 million of which is recognized in income (loss) from discontinued operations). In conjunction with one of the SHOP asset sales, mortgage debt held on the property with a carrying value of $36 million was assumed by the buyer.
In addition to the portfolio and individual sales discussed above, the Company sold the following during the nine months ended September 30, 2021: (i) 15 SHOP assets for $169 million, (ii) 7 senior housing triple-net assets for $24 million, and (iii) 7 MOBs for $57 million, resulting in total gain on sales of $52 million ($34 million of which is recognized in income (loss) from discontinued operations).
During the fourth quarter of 2021, the Company sold three MOBs and a portion of one MOB land parcel for $11 million, resulting in total gain on sales of $1 million.
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

The following summarizes the assets and liabilities classified as held for sale or as discontinued operations at September 30, 2022 and December 31, 2021, which are included in assets held for sale and discontinued operations, net and liabilities related to assets held for sale and discontinued operations, net, respectively, on the Consolidated Balance Sheets (in thousands):

	September 30, 2022	December 31, 2021
ASSETS
Accounts receivable, net of allowance of $260 and $4,138	$367	$2,446
Cash and cash equivalents	2,172	7,707
Right-of-use asset, net	—	26
Other assets, net	285	3,237
Total assets of discontinued operations, net	2,824	13,416
Assets held for sale, net(1)	48,671	23,774
Assets held for sale and discontinued operations, net	$51,495	$37,190
LIABILITIES
Lease liability	$—	$26
Accounts payable, accrued liabilities, and other liabilities	8,668	14,843
Deferred revenue	—	92
Total liabilities of discontinued operations, net	8,668	14,961
Liabilities related to assets held for sale, net(1)	4,163	95
Liabilities related to assets held for sale and discontinued operations, net	$12,831	$15,056
_______________________________________
(1)As of September 30, 2022, included two life science assets primarily comprised of net real estate assets of $43 million. As of December 31, 2021, included four MOBs and one life science facility primarily comprised of net real estate assets of $23 million.

The results of discontinued operations during the three and nine months ended September 30, 2022 and 2021, or through the disposal date of each asset or portfolio of assets held within discontinued operations if sold during such periods, as applicable, are presented below (in thousands) and are included in the consolidated results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rental and related revenues	$—	$694	$—	$7,535
Resident fees and services	1,284	8,507	6,765	111,777
Total revenues	1,284	9,201	6,765	119,312
Costs and expenses:
Interest expense	—	47	—	3,900
Operating	1,334	13,010	6,451	118,175
Transaction costs	—	—	—	76
Impairments and loan loss reserves (recoveries), net	—	21,740	—	32,736
Total costs and expenses	1,334	34,797	6,451	154,887
Other income (expense):
Gain (loss) on sales of real estate, net	(1,131)	26,758	1,361	408,658
Other income (expense), net	(7)	(863)	12	5,150
Total other income (expense), net	(1,138)	25,895	1,373	413,808
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	(1,188)	299	1,687	378,233
Income tax benefit (expense)	(110)	221	260	1,345
Equity income (loss) from unconsolidated joint ventures	—	81	64	4,991
Income (loss) from discontinued operations	$(1,298)	$601	$2,011	$384,569
Impairments of Real Estate
2022
During the three and nine months ended September 30, 2022, the Company did not recognize any impairment charges.
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
The fair values of the impaired assets were based on the forecasted sales prices, which are considered to be a Level 3 measurement within the fair value hierarchy. The Company’s forecasted sales prices are typically determined using an income approach and/or a market approach (comparable sales model), which rely on certain assumptions by management, including: (i) market capitalization rates, (ii) comparable market transactions, (iii) estimated prices per unit, (iv) negotiations with prospective buyers, and (v) forecasted cash flow streams (lease revenue rates, expense rates, growth rates, etc.). There are inherent uncertainties in making these assumptions. For the Company’s impairment calculations during the three and nine months ended September 30, 2021, the Company’s fair value estimates primarily relied on a market approach and utilized comparable market transactions and negotiations with prospective buyers.

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
During the nine months ended September 30, 2021, the Company recognized a $29 million goodwill impairment charge reported in income (loss) from discontinued operations, $7 million of which was recognized during the second quarter of 2021, as the fair value of the remaining senior housing triple-net assets (based on forecasted sales prices) was less than the carrying value of the assets, including the related goodwill as of the assessment date.
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
Other Losses
During the first quarter of 2022, the Company recognized $14 million of expenses for tenant relocation and other costs associated with the demolition of an MOB. These expenses are included in other income (expense), net on the Consolidated Statements of Operations for the nine months ended September 30, 2022.
NOTE 5.  Leases

Lease Income
The following table summarizes the Company’s lease income, excluding discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed income from operating leases	$298,680	$276,430	$882,700	$807,677
Variable income from operating leases	93,621	77,086	266,830	214,453
Interest income from direct financing leases	—	2,179	1,168	6,522
Direct Financing Leases
2022 Direct Financing Lease Sale
During the first quarter of 2022, the Company sold its remaining hospital classified as a direct financing lease (“DFL”) for $68 million and recognized a gain on sale of $23 million, which is included in other income (expense), net.
Net investment in DFLs consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Present value of minimum lease payments receivable	$—	$1,220
Present value of estimated residual value	—	44,706
Less deferred selling profits	—	(1,220)
Net investment in direct financing leases	$—	$44,706
Direct Financing Lease Internal Ratings
At September 30, 2022, the Company had no properties classified as a DFL. At December 31, 2021, the Company had one hospital classified as a DFL with a carrying amount of $45 million and an internal rating of “performing”.

NOTE 6.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	September 30, 2022	December 31, 2021
Secured loans(1)	$360,092	$396,281
Mezzanine and other	30,579	25,529
Unamortized discounts, fees, and costs	(1,565)	(4,186)
Reserve for loan losses	(5,115)	(1,813)
Loans receivable, net	$383,991	$415,811
_______________________________________
(1)At September 30, 2022, the Company had $41 million remaining of commitments to fund additional loans for senior housing redevelopment and capital expenditure projects. At December 31, 2021, the Company had $58 million remaining of commitments to fund additional loans for senior housing redevelopment and capital expenditure projects.
SHOP Seller Financing
In conjunction with the sale of 32 SHOP facilities in the Sunrise Senior Housing Portfolio for $664 million in January 2021 (see Note 4), the Company provided the buyer with initial financing of $410 million. The remainder of the sales price was received in cash at the time of sale. Additionally, the Company agreed to provide up to $92 million of additional financing for capital expenditures (up to 65% of the estimated cost of capital expenditures). The additional financing was subsequently reduced to $56 million in June 2021, $47 million in February 2022, and $40 million in July 2022 in conjunction with the principal repayments discussed below. Through September 30, 2022, $0.4 million of the additional financing had been funded. The initial and additional financing is secured by the buyer's equity ownership in each property.
In June 2021, the Company received principal repayments of $246 million on the initial financing provided in conjunction with the sale of the Sunrise Senior Housing Portfolio. In connection with the June 2021 principal repayment, the Company accelerated recognition of $7 million of the related mark-to-market discount, which is included in interest income in the Consolidated Statements of Operations. Additionally, in February 2022 and July 2022, the Company received principal repayments of $8 million and $27 million, respectively, in conjunction with the disposition of the underlying collateral. As of September 30, 2022 and December 31, 2021, this secured loan had an outstanding balance of $130 million and $165 million, respectively.
In conjunction with the sale of 16 additional SHOP facilities for $230 million in January 2021 (see Note 4), the Company provided the buyer with financing of $150 million. The remainder of the sales price was received in cash at the time of sale. The financing is secured by the buyer's equity ownership in each property.
During the first quarter of 2021, the Company reduced the consideration and reported gain on sales of real estate and recognized a mark-to-market discount of $16 million for certain transactions with seller financing. The Company’s discount is based on the difference between the stated interest rates (ranging from 3.50% to 4.50%) and corresponding prevailing market rates of approximately 5.25% as of the transaction dates. The discount is recognized as interest income over the term of the discounted loans (ranging from one to three years) using the effective interest rate method. During the three and nine months ended September 30, 2022, the Company recognized $1 million and $3 million, respectively, of non-cash interest income related to the amortization of its mark-to-market discounts. During the three and nine months ended September 30, 2021, the Company recognized $1 million and $12 million, respectively, of non-cash interest income related to the amortization of its mark-to-market discounts, of which $7 million was recognized during the nine months ended September 30, 2021 as a result of the accelerated recognition discussed above related to the Sunrise Senior Housing Portfolio.
2022 Other Loans Receivable Transactions
In May 2022, the Company received full repayment of the outstanding balance of a $2 million secured loan.

2021 Other Loans Receivable Transactions
The Company classifies a loan receivable as held for sale when management no longer has the intent or ability to hold the loan receivable for the foreseeable future or until maturity. If a loan receivable is classified as held for sale, previously recorded reserves for loan losses are reversed and the loan is reported at the lower of amortized cost or fair value. During the second quarter of 2021, two loans receivable with a total amortized cost of $64 million were classified as held for sale. Upon the transfer of these two loans to held for sale, the carrying value was decreased by $11 million to an estimated fair value of $53 million, $8 million of which was previously recognized as a reserve for loan losses. As a result, a $3 million net loss was recognized in impairments and loan loss reserves (recoveries), net during the nine months ended September 30, 2021. In September 2021, the Company sold one of the loans receivable previously classified as held for sale for its carrying value of $2 million. In November 2021, the Company sold the other loan receivable previously classified as held for sale for its carrying value of $51 million.
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
CCRC Resident Loans
For certain residents that qualify, CCRCs may offer to lend residents the necessary funds to satisfy the entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. The loans are due upon sale of the previous residence. At September 30, 2022 and December 31, 2021, the Company held $29 million and $24 million, respectively, of such notes receivable, which are included in mezzanine and other in the table above.
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

The following table summarizes, by year of origination, the Company’s internal ratings for loans receivable, net of unamortized discounts, fees, and reserves for loan losses, as of September 30, 2022 (in thousands):

Investment Type	Year of Origination						Total
	2022	2021	2020	2019	2018	Prior
Secured loans
Risk rating:
Performing loans	$—	$275,634	$77,794	$—	$—	$—	$353,428
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total secured loans	$—	$275,634	$77,794	$—	$—	$—	$353,428
Mezzanine and other
Risk rating:
Performing loans	$25,846	$3,493	$1,224	$—	$—	$—	$30,563
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total mezzanine and other	$25,846	$3,493	$1,224	$—	$—	$—	$30,563
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
The following table summarizes the Company’s reserve for loan losses (in thousands):

	September 30, 2022			December 31, 2021
	Secured Loans	Mezzanine and Other	Total	Secured Loans	Mezzanine and Other	Total
Reserve for loan losses, beginning of period	$1,804	$9	$1,813	$3,152	$7,128	$10,280
Provision for expected loan losses	3,346	7	3,353	793	896	1,689
Expected loan losses related to loans sold or repaid(1)	(51)	—	(51)	(2,141)	(8,015)	(10,156)
Reserve for loan losses, end of period	$5,099	$16	$5,115	$1,804	$9	$1,813
_______________________________________
(1)Includes one loan repaid during the nine months ended September 30, 2022 and six loans sold or repaid during the year ended December 31, 2021.
Additionally, at September 30, 2022 and December 31, 2021, a liability of $0.7 million and $0.3 million, respectively, related to expected credit losses for unfunded loan commitments was included in accounts payable, accrued liabilities, and other liabilities.

NOTE 7.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method, excluding investments classified as discontinued operations (dollars in thousands):

				Carrying Amount
				September 30,	December 31,
Entity(1)	Segment	Property Count(2)	Ownership %(2)	2022	2021
SWF SH JV	Other	19	54	$348,906	$355,394
South San Francisco JVs(3)	Life science	7	70	298,806	—
Life Science JV	Life science	1	49	27,009	25,605
Needham Land Parcel JV(4)	Life science	—	38	15,342	13,566
Medical Office JVs(5)	Medical office	3	20 - 67	8,840	9,069
				$698,903	$403,634
_______________________________________
(1)These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)Property counts and ownership percentages are as of September 30, 2022.
(3)Includes seven unconsolidated life science joint ventures in South San Francisco, California in which the Company holds a 70% ownership percentage in each joint venture. These joint ventures have been aggregated herein due to similarity of the investments and operations. See “South San Francisco Joint Ventures” below for further information.
(4)In December 2021, the Company acquired a 38% interest in a life science development joint venture in Needham, Massachusetts for $13 million. Land held for development is excluded from the property count as of September 30, 2022.
(5)Includes two unconsolidated medical office joint ventures in which the Company holds an ownership percentage as follows: (i) Ventures IV (20%) and (ii) Suburban Properties, LLC (67%). During 2021, the Company also held a 30% interest in Ventures III, which issued its final distribution and was dissolved. These joint ventures have been aggregated herein due to similarity of the investments and operations.
In April 2021, the Company sold its two preferred equity investments for their carrying value as part of the Discovery SHOP Portfolio disposition (see Note 4). Prior to the sale, the Company’s ownership percentage in these two unconsolidated joint ventures was as follows: (i) Discovery Naples JV (41%) and (ii) Discovery Sarasota JV (47%).
In May 2021, the two remaining CCRCs in the CCRC joint venture were sold for $38 million, $19 million of which represents the Company’s 49% interest, resulting in an immaterial gain on sale recorded within equity income (loss) from unconsolidated joint ventures during the year ended December 31, 2021.
South San Francisco Joint Ventures
On August 1, 2022, the Company sold a 30% interest in seven life science assets in South San Francisco, California to a sovereign wealth fund (“SWF Partner”) for cash of $126 million. Following this transaction, the Company and the SWF Partner share in key decisions of the assets through their voting rights, resulting in the Company deconsolidating the assets, recognizing its retained 70% investment in the South San Francisco joint ventures (the “South San Francisco JVs”) at fair value, and accounting for its investment using the equity method. The fair values of the Company’s retained investment were based on a market approach, utilizing an agreed-upon contractual sales price, which is considered to be a Level 3 measurement within the fair value hierarchy. The Company recognized a gain upon change of control of $311 million, which is recorded in other income (expense), net.
The Company is entitled to a preferred return, a promote, and certain fees in exchange for development and asset management services provided to the South San Francisco JVs when certain conditions are met.
Concurrently, the Company entered into a master equity transaction agreement with the SWF Partner that provides the Company the opportunity to sell interests of up to 30% in certain future development projects owned by the Company.

NOTE 8.  Intangibles

Intangible assets primarily consist of lease-up intangibles and above market tenant lease intangibles. The following table summarizes the Company’s intangible lease assets (dollars in thousands):

Intangible lease assets	September 30, 2022	December 31, 2021
Gross intangible lease assets	$802,180	$797,675
Accumulated depreciation and amortization	(357,965)	(277,915)
Intangible assets, net(1)	$444,215	$519,760

Weighted average remaining amortization period in years	5	6
_______________________________________
(1)Excludes intangible assets reported in assets held for sale and discontinued operations, net of $2 million and zero as of September 30, 2022 and December 31, 2021, respectively.
Intangible liabilities consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (dollars in thousands):

Intangible lease liabilities	September 30, 2022	December 31, 2021
Gross intangible lease liabilities	$240,733	$234,917
Accumulated depreciation and amortization	(77,859)	(57,685)
Intangible liabilities, net	$162,874	$177,232

Weighted average remaining amortization period in years	8	8
During the nine months ended September 30, 2022, in conjunction with the Company’s acquisitions of real estate, the Company acquired intangible assets of $7 million and intangible liabilities of $6 million. The intangible assets and liabilities acquired had a weighted average amortization period at acquisition of 7 years and 11 years, respectively.
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
In September 2021, the Company executed an amended and restated unsecured revolving line of credit (the “Revolving Facility”) to increase total revolving commitments from $2.5 billion to $3.0 billion and extend the maturity date to January 20, 2026. This maturity date may be further extended pursuant to two six-month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at the London Interbank Offered Rate (“LIBOR”) plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. The Company also pays a facility fee on the entire revolving commitment that depends on its credit ratings. Additionally, the Revolving Facility includes a sustainability-linked pricing component whereby the applicable margin may be reduced by up to 0.025% based on the Company’s achievement of specified sustainability-linked metrics, subject to certain conditions. Based on the Company’s credit ratings at September 30, 2022, and inclusive of achievement of a sustainability-linked metric during the three months ended September 30, 2022, the margin on the Revolving Facility was 0.75% and the facility fee was 0.15%. At September 30, 2022 and December 31, 2021, the Company had no balance outstanding under the Revolving Facility.
The Revolving Facility includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. Further, the Revolving Facility includes customary LIBOR replacement language, including, but not limited to, the use of rates based on the Secured Overnight Financing Rate (“SOFR”) administered by the Federal Reserve Bank of New York.

The Revolving Facility also contains certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreement: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.7 billion. The Company believes it was in compliance with each of these covenants at September 30, 2022.
On August 22, 2022, the Company executed a term loan agreement (the “2022 Term Loan Agreement”) that provides for two senior unsecured delayed draw term loans in an aggregate principal amount of up to $500 million (the “2022 Term Loan Facilities”). The 2022 Term Loan Facilities were available to be drawn from time to time during a 180-day period after closing, subject to customary borrowing conditions. $250 million of the 2022 Term Loan Facilities has an initial stated maturity of 4.5 years, which may be extended for a one-year period subject to certain customary conditions. The other $250 million of the 2022 Term Loan Facilities has a stated maturity of 5 years with no option to extend.
Loans outstanding under the 2022 Term Loan Facilities accrue interest at adjusted SOFR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. The 2022 Term Loan Agreement also includes a sustainability-linked pricing component whereby the applicable margin under the 2022 Term Loan Facilities may be reduced by 0.01% based on the Company’s achievement of specified sustainability-linked metrics. Based on the Company’s credit ratings as of September 30, 2022, the margin on the 2022 Term Loan Facilities was 0.85%. Commencing on October 21, 2022, 60 days after closing, the Company became obligated to pay a fee on the daily amount of undrawn commitments under the 2022 Term Loan Facilities at a rate per annum equal to 0.15%. The 2022 Term Loan Agreement includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to an additional $500 million, subject to securing additional commitments.
The 2022 Term Loan Agreement also contains certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreement: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.7 billion. The Company believes it was in compliance with each of these covenants at September 30, 2022.
As of September 30, 2022, the Company had no borrowings outstanding under the 2022 Term Loan Facilities. In October 2022, the entirety of the $500 million under the 2022 Term Loan Facilities was drawn.
In August 2022, the Company entered into two forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 17). The 2022 Term Loan Facilities associated with these interest rate swap instruments will be reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. As of October 31, 2022, the 2022 Term Loan Facilities had a fixed effective interest rate of 3.76%, inclusive of the impact of these interest rate swap instruments and amortization of the related debt issuance costs.
Commercial Paper Program
In September 2019, the Company established an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, unsecured short-term debt securities with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time. At December 31, 2021, the maximum aggregate face or principal amount that could be outstanding at any one time was $1.5 billion. In July 2022, the Company increased the maximum aggregate face or principal amount that can be outstanding at any one time to $2.0 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company uses its Revolving Facility as a liquidity backstop for the repayment of unsecured short-term debt securities issued under the Commercial Paper Program. At September 30, 2022, the Company had $1.59 billion of securities outstanding under the Commercial Paper Program, with original maturities of approximately 42 days and a weighted average interest rate of 3.41%. At December 31, 2021, the Company had $1.17 billion of securities outstanding under the Commercial Paper Program, with original maturities of approximately two months and a weighted average interest rate of 0.32%.

Senior Unsecured Notes
At each of September 30, 2022 and December 31, 2021, the Company had senior unsecured notes outstanding with an aggregate principal balance of $4.7 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at September 30, 2022.
During the three and nine months ended September 30, 2022, the Company did not issue, repurchase, or redeem any senior unsecured notes.
The following table summarizes the Company’s senior unsecured notes repurchases and redemptions during the year ended December 31, 2021 (dollars in thousands):

Payoff Date(1)	Amount	Coupon Rate	Maturity Year
May 19, 2021	$251,806	3.40%	2025
May 19, 2021	298,194	4.00%	2025
February 26, 2021	188,000	4.25%	2023
February 26, 2021	149,000	4.20%	2024
February 26, 2021	331,000	3.88%	2024
January 28, 2021	112,000	4.25%	2023
January 28, 2021	201,000	4.20%	2024
January 28, 2021	469,000	3.88%	2024
_______________________________________
(1)As a result of the repurchases and redemptions of these senior unsecured notes, the Company recognized an aggregate $225 million loss on debt extinguishment during the nine months ended September 30, 2021.
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
Mortgage Debt
At September 30, 2022 and December 31, 2021, the Company had $347 million and $350 million, respectively, in aggregate principal of mortgage debt outstanding, which was secured by 18 healthcare facilities, with an aggregate carrying value of $796 million and $811 million, respectively.
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
During each of the three months ended September 30, 2022 and 2021, the Company made aggregate principal repayments of mortgage debt of $1 million (excluding mortgage debt on assets held for sale and discontinued operations). During each of the nine months ended September 30, 2022 and 2021, the Company made aggregate principal repayments of mortgage debt of $4 million (excluding mortgage debt on assets held for sale and discontinued operations).
In April 2021, in conjunction with the acquisition of the MOB Portfolio, the Company originated $142 million of secured mortgage debt (see Note 3) that matures in May 2026. In April 2022, the Company terminated its existing interest rate cap instruments associated with this variable rate mortgage debt and entered into two interest rate swap instruments that are designated as cash flow hedges and mature in May 2026 (see Note 17). The variable rate mortgage debt associated with these interest rate swap instruments is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at September 30, 2022 (dollars in thousands):

			Senior Unsecured Notes(2)		Mortgage Debt(3)
Year	Bank Line of Credit	Commercial Paper(1)	Amount	Interest Rate	Amount	Interest Rate	Total
2022	$—	$—	$—	—%	$1,289	3.80%	$1,289
2023	—	—	—	—%	90,089	3.80%	90,089
2024	—	—	—	—%	7,024	5.49%	7,024
2025	—	—	800,000	3.93%	3,209	3.80%	803,209
2026	—	1,585,333	650,000	3.39%	244,523	4.48%	2,479,856
Thereafter	—	—	3,250,000	3.24%	366	5.91%	3,250,366
	—	1,585,333	4,700,000		346,500		6,631,833
(Discounts), premium and debt costs, net	—	—	(42,349)		1,487		(40,862)
	$—	$1,585,333	$4,657,651		$347,987		$6,590,971
_______________________________________
(1)Commercial Paper Program borrowings are backstopped by the Revolving Facility. As such, the Company calculates the weighted average remaining term of its Commercial Paper Program borrowings using the maturity date of the Revolving Facility.
(2)Effective interest rates on the senior unsecured notes range from 1.54% to 6.91% with a weighted average effective interest rate of 3.39% and a weighted average maturity of 6 years.
(3)Effective interest rates on the mortgage debt range from 3.57% to 6.70% with a weighted average effective interest rate of 4.35% and a weighted average maturity of 3 years. These interest rates include the impact of designated interest rate swap instruments, which effectively fix the interest rate on certain variable rate debt.
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

NOTE 11.  Equity and Redeemable Noncontrolling Interests

Dividends
On October 27, 2022, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.30 per share. The common stock cash dividend will be paid on November 18, 2022 to stockholders of record as of the close of business on November 7, 2022.
During each of the three months ended September 30, 2022 and 2021, the Company declared and paid common stock cash dividends of $0.30 per share. During each of the nine months ended September 30, 2022 and 2021, the Company declared and paid common stock cash dividends of $0.90 per share.
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
At September 30, 2022, $1.18 billion of the Company’s common stock remained available for sale under the ATM Program.
ATM Forward Contracts
During the three and nine months ended September 30, 2021, the Company utilized the forward provisions under the ATM Program to allow for the sale of an aggregate of 9.1 million shares of its common stock at an initial weighted average net price of $35.25 per share, after commissions. The Company did not utilize the forward provisions under the ATM program during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2022 and 2021, no shares were settled under ATM forward contracts. Therefore, at September 30, 2022 and 2021, 9.1 million shares remained outstanding under ATM forward contracts. These ATM forward contracts mature in the first quarter of 2023.
ATM Direct Issuances
During the three and nine months ended September 30, 2022 and September 30, 2021, there were no direct issuances of shares of common stock under the ATM Program.
Share Repurchase Program
On August 1, 2022, the Company’s Board of Directors approved a share repurchase program under which the Company may acquire shares of its common stock in the open market up to an aggregate purchase price of $500 million (the “Share Repurchase Program”). Purchases of common stock under the Share Repurchase Program may be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The Share Repurchase Program expires in August 2024 and may be suspended or terminated at any time without prior notice. During the three and nine months ended September 30, 2022, the Company repurchased 2.1 million shares of its common stock at a weighted average price of $27.16 per share for a total of $56 million. Therefore, at September 30, 2022, $444 million of the Company’s common stock remained available for repurchase under the Share Repurchase Program.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	September 30, 2022	December 31, 2021
Unrealized gains (losses) on derivatives, net	$32,373	$—
Supplemental Executive Retirement Plan minimum liability	(2,847)	(3,147)
Total accumulated other comprehensive income (loss)	$29,526	$(3,147)
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
During the year ended December 31, 2021, one of the redeemable noncontrolling interests met the conditions for redemption and the related put option was exercised during the year then ended. Accordingly, the Company made a cash payment for the redemption value of $60 million to the related noncontrolling interest holder during the year ended December 31, 2021 and acquired the redeemable noncontrolling interest associated with this entity. The remaining redeemable noncontrolling interests had not yet met the conditions for redemption as of September 30, 2022 or December 31, 2021. Three of the interests will become redeemable following the passage of a predetermined amount of time, one of which will occur in the fourth quarter of 2022, and the remaining two in 2023 and 2024. The fourth interest will become redeemable at the earlier of a predetermined passage of time or stabilization of the underlying development property, which is expected to occur in 2023. The redemption values are subject to change based on the assessment of redemption value at each redemption date.
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
Refer to Note 11 for a discussion of the sale of shares under and settlement of forward sales agreements during the periods presented. The Company considered the potential dilution resulting from the forward agreements to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to calculate the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. The aggregate effect on the Company’s diluted weighted-average common shares for each of the three and nine months ended September 30, 2022 and 2021 was zero weighted-average incremental shares from the forward equity sales agreements.

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Income (loss) from continuing operations	$359,284	$61,305	$503,611	$108,785
Noncontrolling interests' share in continuing operations	(4,016)	(7,195)	(11,701)	(14,036)
Income (loss) from continuing operations attributable to Healthpeak Properties, Inc.	355,268	54,110	491,910	94,749
Less: Participating securities' share in continuing operations	(604)	(269)	(2,523)	(3,001)
Income (loss) from continuing operations applicable to common shares	354,664	53,841	489,387	91,748
Income (loss) from discontinued operations	(1,298)	601	2,011	384,569
Noncontrolling interests' share in discontinued operations	—	—	—	(2,539)
Net income (loss) applicable to common shares	$353,366	$54,442	$491,398	$473,778
Numerator - Dilutive
Net income (loss) applicable to common shares	$353,366	$54,442	$491,398	$473,778
Add: distributions on dilutive convertible units and other	2,355	—	4,943	—
Dilutive net income (loss) available to common shares	$355,721	$54,442	$496,341	$473,778
Denominator
Basic weighted average shares outstanding	538,417	539,021	539,105	538,879
Dilutive potential common shares - equity awards(1)	281	367	255	280
Dilutive potential common shares - DownREIT conversions	7,317	—	5,492	—
Diluted weighted average common shares	546,015	539,388	544,852	539,159
Basic earnings (loss) per common share
Continuing operations	$0.66	$0.10	$0.91	$0.17
Discontinued operations	0.00	0.00	0.00	0.71
Net income (loss) applicable to common shares	$0.66	$0.10	$0.91	$0.88
Diluted earnings (loss) per common share
Continuing operations	$0.65	$0.10	$0.91	$0.17
Discontinued operations	0.00	0.00	0.00	0.71
Net income (loss) applicable to common shares	$0.65	$0.10	$0.91	$0.88
_______________________________________
(1)For all periods presented, represents the dilutive impact of 1 million outstanding equity awards (restricted stock units and stock options).
For all periods presented in the table above, the 9.1 million shares under forward sales agreements that have not been settled as of September 30, 2022 and 2021 were anti-dilutive.
For the three and nine months ended September 30, 2022, 7 million and 5 million shares issuable upon conversion of DownREIT units, respectively, were dilutive and are presented as diluted potential common shares in the table above. For the three and nine months ended September 30, 2021, all 7 million shares issuable upon conversion of DownREIT units were not included because they were anti-dilutive.
NOTE 13.  Segment Disclosures

The Company’s reportable segments, based on how its chief operating decision makers (“CODMs”) evaluate the business and allocate resources, are as follows: (i) life science, (ii) medical office, and (iii) CCRC. The Company has non-reportable segments that are comprised primarily of the Company’s interests in an unconsolidated JV that owns 19 senior housing assets (the “SWF SH JV”), loans receivable, and marketable debt securities. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC, as updated by Note 2 herein.
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

NOI and Adjusted NOI are non-GAAP supplemental measures that are calculated as NOI and Adjusted NOI from consolidated properties, plus the Company’s share of NOI and Adjusted NOI from unconsolidated joint ventures (calculated by applying the Company’s actual ownership percentage for the period), less noncontrolling interests’ share of NOI and Adjusted NOI from consolidated joint ventures (calculated by applying the Company’s actual ownership percentage for the period). Management utilizes its share of NOI and Adjusted NOI in assessing its performance as the Company has various joint ventures that contribute to its performance. The Company does not control its unconsolidated joint ventures, and the Company’s share of amounts from unconsolidated joint ventures do not represent the Company’s legal claim to such items. The Company’s share of NOI and Adjusted NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, the Company’s financial information presented in accordance with GAAP. Management believes that Adjusted NOI is an important supplemental measure because it provides relevant and useful information by reflecting only income and operating expense items that are incurred at the property level and presenting it on an unlevered basis. Additionally, management believes that net income (loss) is the most directly comparable GAAP measure to NOI and Adjusted NOI. NOI and Adjusted NOI should not be viewed as alternative measures of operating performance to net income (loss) as defined by GAAP since they do not reflect various excluded items.
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

The following tables summarize information for the reportable segments (in thousands):
For the three months ended September 30, 2022:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$207,795	$184,506	$122,142	$5,963	$—	$520,406
Government grant income(1)	—	—	4	—	—	4
Less: Interest income	—	—	—	(5,963)	—	(5,963)
Healthpeak’s share of unconsolidated joint venture total revenues	2,938	756	—	18,656	—	22,350
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	—	183	—	183
Noncontrolling interests’ share of consolidated joint venture total revenues	(55)	(8,968)	—	—	—	(9,023)
Operating expenses	(55,162)	(64,782)	(100,264)	—	—	(220,208)
Healthpeak’s share of unconsolidated joint venture operating expenses	(777)	(313)	—	(14,599)	—	(15,689)
Noncontrolling interests’ share of consolidated joint venture operating expenses	21	2,558	—	—	—	2,579
Adjustments to NOI(2)	(15,221)	(4,079)	—	76	—	(19,224)
Adjusted NOI	139,539	109,678	21,882	4,316	—	275,415
Plus: Adjustments to NOI(2)	15,221	4,079	—	(76)	—	19,224
Interest income	—	—	—	5,963	—	5,963
Interest expense	—	(1,964)	(1,887)	—	(40,227)	(44,078)
Depreciation and amortization	(70,141)	(70,917)	(32,132)	—	—	(173,190)
General and administrative	—	—	—	—	(24,549)	(24,549)
Transaction costs	(40)	(94)	(594)	—	—	(728)
Impairments and loan loss reserves	—	—	—	(3,407)	—	(3,407)
Gain (loss) on sales of real estate, net	—	554	—	(4,703)	—	(4,149)
Other income (expense), net	311,912	154	(7,086)	—	698	305,678
Less: Government grant income	—	—	(4)	—	—	(4)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(2,161)	(443)	—	(4,240)	—	(6,844)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	34	6,410	—	—	—	6,444
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	394,364	47,457	(19,821)	(2,147)	(64,078)	355,775
Income tax benefit (expense)	—	—	—	—	3,834	3,834
Equity income (loss) from unconsolidated joint ventures	(877)	206	—	346	—	(325)
Income (loss) from continuing operations	393,487	47,663	(19,821)	(1,801)	(60,244)	359,284
Income (loss) from discontinued operations	—	—	—	—	(1,298)	(1,298)
Net income (loss)	$393,487	$47,663	$(19,821)	$(1,801)	$(61,542)	$357,986
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

For the nine months ended September 30, 2022:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$609,620	$541,078	$369,062	$16,950	$—	$1,536,710
Government grant income(1)	—	—	6,765	—	—	6,765
Less: Interest income	—	—	—	(16,950)	—	(16,950)
Healthpeak’s share of unconsolidated joint venture total revenues	5,637	2,249	—	54,918	—	62,804
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	334	497	—	831
Noncontrolling interests’ share of consolidated joint venture total revenues	(174)	(26,732)	—	—	—	(26,906)
Operating expenses	(152,796)	(189,274)	(300,429)	—	—	(642,499)
Healthpeak’s share of unconsolidated joint venture operating expenses	(1,744)	(912)	—	(42,804)	—	(45,460)
Noncontrolling interests’ share of consolidated joint venture operating expenses	59	7,886	—	—	—	7,945
Adjustments to NOI(2)	(50,977)	(10,574)	—	120	—	(61,431)
Adjusted NOI	409,625	323,721	75,732	12,731	—	821,809
Plus: Adjustments to NOI(2)	50,977	10,574	—	(120)	—	61,431
Interest income	—	—	—	16,950	—	16,950
Interest expense	—	(4,931)	(5,629)	—	(112,971)	(123,531)
Depreciation and amortization	(227,952)	(207,563)	(95,897)	—	—	(531,412)
General and administrative	—	—	—	—	(73,161)	(73,161)
Transaction costs	(367)	(168)	(658)	—	(443)	(1,636)
Impairments and loan loss reserves	—	—	—	(3,678)	—	(3,678)
Gain (loss) on sales of real estate, net	3,856	10,894	—	(4,703)	—	10,047
Other income (expense), net	311,932	12,354	55	(13)	2,527	326,855
Less: Government grant income	—	—	(6,765)	—	—	(6,765)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(3,893)	(1,337)	(334)	(12,611)	—	(18,175)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	115	18,846	—	—	—	18,961
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	544,293	162,390	(33,496)	8,556	(184,048)	497,695
Income tax benefit (expense)	—	—	—	—	3,775	3,775
Equity income (loss) from unconsolidated joint ventures	237	617	539	748	—	2,141
Income (loss) from continuing operations	544,530	163,007	(32,957)	9,304	(180,273)	503,611
Income (loss) from discontinued operations	—	—	—	—	2,011	2,011
Net income (loss)	$544,530	$163,007	$(32,957)	$9,304	$(178,262)	$505,622
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
See Notes 3, 4, 5, and 7 for significant transactions impacting the Company’s segment assets during the periods presented.

NOTE 14.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2022	2021
Supplemental cash flow information:
Interest paid, net of capitalized interest	$138,972	$167,062
Income taxes paid (refunded)	(2,003)	4,258
Capitalized interest	26,970	17,022
Supplemental schedule of non-cash investing and financing activities:
Retained investment in connection with South San Francisco JVs transaction	293,265	—
Increase in ROU asset in exchange for new lease liability related to operating leases	954	15,329
Decrease in ROU asset with corresponding change in lease liability related to operating leases	—	8,410
Seller financing provided on disposition of real estate asset	—	559,745
Accrued construction costs	160,937	150,204
Vesting of restricted stock units and conversion of non-managing member units into common stock	803	907
Carrying value of mortgages assumed by buyer in real estate dispositions	—	143,676
The following table summarizes certain cash flow information related to assets classified as discontinued operations (in thousands):

	Nine Months Ended September 30,
	2022	2021
Leasing costs, tenant improvements, and recurring capital expenditures	$21	$2,609
Development, redevelopment, and other major improvements of real estate	18	5,361
Depreciation and amortization of real estate, in-place lease, and other intangibles	—	—

The following table summarizes cash, cash equivalents and restricted cash (in thousands):

	Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021
	Continuing operations		Discontinued operations		Total
Beginning of period:
Cash and cash equivalents	$158,287	$44,226	$7,707	$53,085	$165,994	$97,311
Restricted cash	53,454	67,206	—	17,168	53,454	84,374
Cash, cash equivalents and restricted cash	$211,741	$111,432	$7,707	$70,253	$219,448	$181,685
End of period:
Cash and cash equivalents	$112,452	$201,099	$2,172	$14,005	$114,624	$215,104
Restricted cash	54,500	53,699	—	3	54,500	53,702
Cash, cash equivalents and restricted cash	$166,952	$254,798	$2,172	$14,008	$169,124	$268,806

NOTE 15.  Variable Interest Entities

Unconsolidated Variable Interest Entities
At September 30, 2022 and December 31, 2021, the Company had investments in: (i) two unconsolidated VIE joint ventures and (ii) marketable debt securities of one VIE. The Company determined it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (the LLC investment and Needham Land Parcel JV discussed below), it has no formal involvement in these VIEs beyond its investments.
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
Needham Land Parcel JV. In December 2021, the Company acquired a 38% interest in a life science development joint venture in Needham, Massachusetts for $13 million. Current equity at risk is not sufficient to finance the joint venture’s activities. The assets and liabilities of the entity primarily consist of real estate and debt service obligations. Any assets generated by the entity may only be used to settle its contractual obligations (primarily development costs and debt service payments).
The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at September 30, 2022 was as follows (in thousands):

VIE Type	Asset Type	Maximum Loss Exposure and Carrying Amount(1)
CMBS and LLC investment	Other assets, net	$36,775
Needham Land Parcel JV	Investments in and advances to unconsolidated joint ventures	15,342
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).
As of September 30, 2022, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
See Notes 3, 4, and 7 for additional descriptions of the nature, purpose, and operating activities of the Company’s unconsolidated VIEs and interests therein.
Consolidated Variable Interest Entities
The Company’s consolidated total assets and total liabilities at September 30, 2022 and December 31, 2021 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company.
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
Exchange Accommodation Titleholder. During the three months ended June 30, 2022, the Company acquired one MOB using a reverse like-kind exchange structure pursuant to Section 1031 of the Internal Revenue Code (a “reverse 1031 exchange”). Additionally, during the three months ended March 31, 2022, the Company acquired two MOBs using a reverse 1031 exchange. As of September 30, 2022, the acquired properties were no longer identified as a reverse 1031 exchange and were therefore released from possession of the Exchange Accommodation Titleholder (“EAT”).
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

Total assets and total liabilities include VIE assets and liabilities as follows (in thousands):

	September 30, 2022	December 31, 2021
Assets
Buildings and improvements	$2,204,074	$2,303,920
Development costs and construction in progress	162,658	82,303
Land	324,444	548,168
Accumulated depreciation and amortization	(598,285)	(551,097)
Net real estate	2,092,891	2,383,294
Accounts receivable, net	8,211	5,455
Cash and cash equivalents	38,152	22,295
Restricted cash	260	114
Intangible assets, net	78,458	117,180
Assets held for sale and discontinued operations, net	30,398	754
Right-of-use asset, net	99,824	107,993
Other assets, net	66,904	62,886
Total assets	$2,415,098	$2,699,971
Liabilities
Mortgage debt	$144,533	$144,350
Intangible liabilities, net	15,926	23,909
Liabilities related to assets held for sale and discontinued operations, net	2,020	1,677
Lease liability	98,855	99,213
Accounts payable, accrued liabilities, and other liabilities	76,685	58,440
Deferred revenue	26,872	21,546
Total liabilities	$364,891	$349,135
Total assets and liabilities related to assets held for sale and discontinued operations include VIE assets and liabilities as follows (in thousands):

	September 30, 2022	December 31, 2021
Assets
Buildings and improvements	$39,934	$—
Development costs and construction in progress	6	—
Land	1,920	—
Accumulated depreciation and amortization	(15,612)	—
Net real estate	26,248	—
Accounts receivable, net	—	62
Cash and cash equivalents	82	59
Intangible assets, net	215	—
Other assets, net	3,853	633
Total assets	$30,398	$754
Liabilities
Accounts payable, accrued liabilities, and other liabilities	$1,619	$1,677
Deferred revenue	401	—
Total liabilities	$2,020	$1,677

NOTE 16.  Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis in the Consolidated Balance Sheets were immaterial at September 30, 2022 and December 31, 2021.
The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	September 30, 2022(3)		December 31, 2021(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$383,991	$378,525	$415,811	$437,607
Marketable debt securities(2)	21,522	21,522	21,003	21,003
Interest rate swap instruments(2)	32,487	32,487	—	—
Interest rate cap instruments(2)	—	—	397	397
Bank line of credit and commercial paper(2)	1,585,333	1,585,333	1,165,975	1,165,975
Senior unsecured notes(1)	4,657,651	4,163,646	4,651,933	5,054,747
Mortgage debt(2)	347,987	331,832	352,081	352,800
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
(3)During the nine months ended September 30, 2022 and year ended December 31, 2021, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
NOTE 17.  Derivative Financial Instruments

The Company uses derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. Utilizing derivative instruments allows the Company to manage the risk of fluctuations in interest rates and their related potential impact on future earnings and cash flows. The Company does not use derivative instruments for speculative or trading purposes. At September 30, 2022, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by approximately $24 million.
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
In August 2022, the Company entered into two forward-starting interest rate swap instruments on the $500 million aggregate principal amount of the 2022 Term Loan Facilities (see Note 9). The forward-starting interest rate swap instruments are designated as cash flow hedges.

The following table summarizes the Company’s interest rate swap instruments as of September 30, 2022 (in thousands):

						Fair Value(1)
Date Entered	Maturity Date	Hedge Designation	Notional Amount	Pay Rate	Receive Rate	September 30, 2022	December 31, 2021
April 2022(2)	May 2026	Cash flow	$51,100	5.08%	1 mo. USD-LIBOR-BBA + 2.50%	$2,444	$—
April 2022(2)	May 2026	Cash flow	91,000	4.63%	1 mo. USD-LIBOR-BBA + 2.05%	4,352	—
August 2022(2)	February 2027	Cash flow	250,000	2.60%	1 mo. USD-SOFR CME Term	12,173	—
August 2022(2)	August 2027	Cash flow	250,000	2.54%	1 mo. USD-SOFR CME Term	13,518	—
_____________________________
(1)At September 30, 2022, the interest rate swap instruments were in an asset position. Derivative assets are recorded in other assets, net on the Consolidated Balance Sheets.
(2)Represents interest rate swap instruments that hedge fluctuations in interest payments on variable rate debt by converting the interest rates to fixed interest rates. The changes in fair value of designated derivatives that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

The following table summarizes the Company’s interest rate cap instruments as of September 30, 2022 (in thousands):

						Fair Value(1)
Date Entered	Maturity Date	Hedge Designation	Notional Amount	Strike Rate	Index	September 30, 2022	December 31, 2021
April 2021(2)	May 2024	Non-designated	$142,100	2.00%	1 mo. USD-LIBOR-BBA	$—	$397
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
During the three and nine months ended September 30, 2022, the Company recognized a zero and $2 million increase, respectively, in the fair value of the interest rate cap instruments within other income (expense), net.
NOTE 18.    Accounts Payable, Accrued Liabilities, and Other Liabilities

The following table summarizes the Company’s accounts payable, accrued liabilities, and other liabilities, excluding accounts payable, accrued liabilities, and other liabilities related to assets classified as discontinued operations (in thousands):

	September 30, 2022	December 31, 2021
Refundable entrance fees(1)	$271,675	$288,409
Accrued construction costs	160,937	179,995
Accrued interest	35,832	59,342
Other accounts payable and accrued liabilities	264,451	227,638
Accounts payable, accrued liabilities, and other liabilities	$732,895	$755,384
_______________________________________
(1)At September 30, 2022 and December 31, 2021, unamortized nonrefundable entrance fee liabilities were $512 million and $496 million, respectively, which are recorded within deferred revenue on the Consolidated Balance Sheets. During the three and nine months ended September 30, 2022, the Company collected nonrefundable entrance fees of $24 million and $74 million, respectively, and recognized amortization of $20 million and $58 million, respectively. During the three and nine months ended September 30, 2021, the Company collected nonrefundable entrance fees of $25 million and $63 million, respectively, and recognized amortization of $19 million and $57 million, respectively. The amortization of nonrefundable entrance fees is included within resident fees and services on the Consolidated Statements of Operations.

Departure of Executives
On October 6, 2022, the Company and Thomas M. Herzog mutually agreed that Mr. Herzog would step down from his position as Chief Executive Officer and from the board of directors of the Company, effective immediately. On November 1, 2022, the Company and Troy E. McHenry mutually agreed that Mr. McHenry would step down from his position as Chief Legal Officer and General Counsel, effective immediately. In connection with these departures and the related release agreements, the Company expects to recognize total severance-related charges of approximately $30 million in the fourth quarter of 2022.

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
As more fully set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:
•epidemics, pandemics or other infectious diseases, including the coronavirus disease (“Covid”), and health and safety measures intended to reduce their spread, and how quickly and to what extent normal economic and operating conditions can resume within the markets in which we operate;
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
In conjunction with the disposal of our senior housing triple-net and SHOP portfolios, we focused our strategy on investing in a diversified portfolio of high-quality healthcare properties across our three core asset classes of life science, medical office, and continuing care retirement community (“CCRC”) real estate. Under the life science and medical office segments, we invest through the acquisition, development and management of life science facilities, MOBs, and hospitals. Under the CCRC segment, our properties are operated through RIDEA structures. We have other non-reportable segments that are comprised primarily of loans receivable, marketable debt securities, and an interest in an unconsolidated joint venture that owns 19 senior housing assets (our “SWF SH JV”).
At September 30, 2022, our portfolio of investments, including properties in our unconsolidated joint ventures, consisted of interests in 480 properties. The following table summarizes information for our reportable and other non-reportable segments, excluding discontinued operations, for the three months ended September 30, 2022 (dollars in thousands):

Segment	Total Portfolio Adjusted NOI(1)	Percentage of Total Portfolio Adjusted NOI	Number of Properties
Life science	$139,539	51%	149
Medical office	109,678	40%	297
CCRC	21,882	8%	15
Other non-reportable	4,316	1%	19
Totals	$275,415	100%	480
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
Market Trends and Uncertainties
Our operating results have been and will continue to be impacted by global and national economic and market conditions generally and by the local economic conditions where our properties are located, as well as by the Covid pandemic.
Rising interest rates, high inflation, supply chain disruptions, ongoing geopolitical tensions, and increased volatility in public equity and fixed income markets have led to increased costs and limited the availability of capital. To the extent our tenants or operators experience increased costs or financing difficulties due to the foregoing macroeconomic conditions, they may be unable or unwilling to make payments or perform their obligations when due. In addition, increased interest rates could affect our borrowing costs and the fair value of our fixed rate instruments.
We have also seen significant inflation in construction costs over the past 15-21 months, which may, together with rising costs of capital, negatively affect the expected yields on our development and redevelopment projects. In addition, labor shortages and global supply chain disruptions, including procurement delays and long lead times on certain materials, have adversely impacted and could continue to adversely impact the scheduled completion and/or costs of these projects.
Further, the full, long-term economic impact of the Covid pandemic on the operations of our CCRC communities and the senior housing facilities owned by our SWF SH JV remains uncertain. Many factors cannot be predicted and will remain unpredictable, including the impact, duration, and severity of new variants and outbreaks. In addition, our tenants, operators, and borrowers have experienced significant cost increases as a result of increased health and safety measures, staffing shortages, increased governmental regulation and compliance, vaccine mandates, and other operational changes necessitated either directly or indirectly by the Covid pandemic, as well as due to current inflationary pressures. Labor costs in particular have increased as a result of higher staffing hours, increased hourly wages and bonuses, greater overtime, and increased usage of contract labor. We anticipate that many of these expenses will remain at these higher levels even after the pandemic passes, and are likely to reduce margins in the business.
We continuously monitor the effects of domestic and global events, including but not limited to inflation, labor shortages, supply chain matters, rising interest rates, and other current and expected impacts of the Covid pandemic on our operations and financial position, as well as on the operations and financial position of our tenants, operators, and borrowers, to ensure that we remain responsive and adaptable to the dynamic changes in our operating environment.
A discussion of potential long-term changes in the industry are more fully set forth under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Covid Update” in our Annual Report on Form 10-K for the year ended December 31, 2021.
See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for additional discussion of the risks posed by macroeconomic conditions and the Covid pandemic, as well as the uncertainties we and our tenants, operators, and borrowers may face as a result.

Overview of Transactions
South San Francisco Joint Ventures
On August 1, 2022, we sold a 30% interest in seven life science assets in South San Francisco, California (the “South San Francisco JVs”) to a sovereign wealth fund (“SWF Partner”) for cash of $126 million.
Concurrently, we entered into a master equity transaction agreement with the SWF Partner that provides us the opportunity to sell interests of up to 30% in certain future development projects we own.
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
Northwest Medical Plaza
In May 2022, we acquired one MOB in Bentonville, Arkansas for $26 million.
Other Real Estate Transactions
•During the nine months ended September 30, 2022, we sold one life science facility in Utah for $14 million.
•During the nine months ended September 30, 2022, we sold our remaining hospital classified as a direct financing lease (“DFL”) for $68 million.
•During the nine months ended September 30, 2022, we sold five MOBs and one MOB land parcel for $36 million.
Financing Activities
•In April 2022, we terminated our existing interest rate cap instruments associated with $142 million of variable rate mortgage debt and entered into two interest rate swap instruments that are designated as cash flow hedges and mature in May 2026.
•In July 2022, we increased the maximum aggregate face or principal amount that can be outstanding at any one time under the commercial paper program from $1.5 billion to $2.0 billion.
•In August 2022, we executed a term loan agreement that provides for two senior unsecured delayed draw term loans in an aggregate principal amount of up to $500 million (the “2022 Term Loan Facilities”). As of September 30, 2022, we had no borrowings outstanding under the 2022 Term Loan Facilities. In October 2022, the entirety of the $500 million under the 2022 Term Loan Facilities was drawn.
•In August 2022, we entered into two forward-starting interest rate swap instruments that are designated as cash flow hedges that effectively establish a fixed interest rate for the underlying 2022 Term Loan Facilities.
•In August 2022, our Board of Directors approved a share repurchase program under which we may acquire shares of our common stock in the open market up to an aggregate purchase price of $500 million (the “Share Repurchase Program”). During the three and nine months ended September 30, 2022, we repurchased 2.1 million shares of our common stock under our Share Repurchase Program at a weighted average price of $27.16 per share for a total of $56 million.
Development Activities
•At September 30, 2022, we had five life science development projects in process with an aggregate total estimated cost of approximately $1.03 billion and one MOB development project in process with a total estimated cost of approximately $33 million.
•During the nine months ended September 30, 2022, the following projects were placed in service: (i) three MOB development projects with total costs incurred of $58 million, (ii) two MOB redevelopment projects with total costs incurred of $19 million, (iii) four life science development projects with total costs incurred of $317 million, (iv) one life science redevelopment project with total costs incurred of $60 million, and (v) a portion of one life science development project with total costs incurred of $40 million.

Dividends
The following table summarizes our common stock cash dividends declared in 2022:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
January 27	February 11	$0.30	February 22
April 28	May 9	0.30	May 20
July 28	August 8	0.30	August 19
October 27	November 7	0.30	November 18
Results of Operations
We evaluate our business and allocate resources among our reportable business segments: (i) life science, (ii) medical office, and (iii) CCRC. Under the life science and medical office segments, we invest through the acquisition, development, and management of life science facilities, MOBs, and hospitals, which generally requires a greater level of property management. Our CCRCs are operated through RIDEA structures. We have other non-reportable segments that are comprised primarily of: (i) an interest in our unconsolidated SWF SH JV, (ii) loans receivable, and (iii) marketable debt securities. We evaluate performance based upon property adjusted net operating income (“Adjusted NOI” or “Cash NOI”) in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (“SEC”), as updated by Note 2 to the Consolidated Financial Statements herein.
Non-GAAP Financial Measures
Net Operating Income
NOI and Adjusted NOI are non-U.S. generally accepted accounting principles (“GAAP”) supplemental financial measures used to evaluate the operating performance of real estate. NOI is defined as real estate revenues (inclusive of rental and related revenues, resident fees and services, income from direct financing leases, and government grant income and exclusive of interest income), less property level operating expenses; NOI excludes all other financial statement amounts included in net income (loss) as presented in Note 13 to the Consolidated Financial Statements. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL non-cash interest, amortization of market lease intangibles, termination fees, actuarial reserves for insurance claims that have been incurred but not reported, and the impact of deferred community fee income and expense. NOI and Adjusted NOI are calculated as NOI and Adjusted NOI from consolidated properties, plus our share of NOI and Adjusted NOI from unconsolidated joint ventures (calculated by applying our actual ownership percentage for the period), less noncontrolling interests’ share of NOI and Adjusted NOI from consolidated joint ventures (calculated by applying our actual ownership percentage for the period). Management utilizes its share of NOI and Adjusted NOI in assessing its performance as we have various joint ventures that contribute to its performance. We do not control our unconsolidated joint ventures, and our share of amounts from unconsolidated joint ventures do not represent our legal claim to such items. Our share of NOI and Adjusted NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, our financial information presented in accordance with GAAP.
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
Nareit FFO. FFO, as defined by the National Association of Real Estate Investment Trusts (“Nareit”), is net income (loss) applicable to common shares (computed in accordance with GAAP), excluding gains or losses from sales of depreciable property, including any current and deferred taxes directly associated with sales of depreciable property, impairments of, or related to, depreciable real estate, plus real estate and other real estate-related depreciation and amortization, and adjustments to compute our share of Nareit FFO and FFO as Adjusted (see below) from joint ventures. Adjustments for joint ventures are calculated to reflect our pro rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of Nareit FFO for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. For consolidated joint ventures in which we do not own 100%, we reflect our share of the equity by adjusting our Nareit FFO to remove the third party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods. Our pro rata share information is prepared on a basis consistent with the comparable consolidated amounts, is intended to reflect our proportionate economic interest in the operating results of properties in our portfolio and is calculated by applying our actual ownership percentage for the period. We do not control the unconsolidated joint ventures, and the pro rata presentations of reconciling items included in Nareit FFO do not represent our legal claim to such items. The joint venture members or partners are entitled to profit or loss allocations and distributions of cash flows according to the joint venture agreements, which provide for such allocations generally according to their invested capital.
The presentation of pro rata information has limitations, which include, but are not limited to, the following: (i) the amounts shown on the individual line items were derived by applying our overall economic ownership interest percentage determined when applying the equity method of accounting and do not necessarily represent our legal claim to the assets and liabilities, or the revenues and expenses and (ii) other companies in our industry may calculate their pro rata interest differently, limiting the usefulness as a comparative measure. Because of these limitations, the pro rata financial information should not be considered independently or as a substitute for our financial statements as reported under GAAP. We compensate for these limitations by relying primarily on our GAAP financial statements, using the pro rata financial information as a supplement.
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

FFO as Adjusted. In addition, we present Nareit FFO on an adjusted basis before the impact of non-comparable items including, but not limited to, transaction-related items, other impairments (recoveries) and other losses (gains), restructuring and severance related charges, prepayment costs (benefits) associated with early retirement or payment of debt, litigation costs (recoveries), casualty-related charges (recoveries), foreign currency remeasurement losses (gains), deferred tax asset valuation allowances, and changes in tax legislation (“FFO as Adjusted”). These adjustments are net of tax, when applicable. Transaction-related items include transaction expenses and gains/charges incurred as a result of mergers and acquisitions and lease amendment or termination activities. Prepayment costs (benefits) associated with early retirement of debt include the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of debt. Other impairments (recoveries) and other losses (gains) include interest income associated with early and partial repayments of loans receivable and other losses or gains associated with non-depreciable assets including goodwill, DFLs, undeveloped land parcels, and loans receivable. Management believes that FFO as Adjusted provides a meaningful supplemental measurement of our FFO run-rate and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. At the same time that Nareit created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe stockholders, potential investors, and financial analysts who review our operating performance are best served by an FFO run-rate earnings measure that includes certain other adjustments to net income (loss), in addition to adjustments made to arrive at the Nareit defined measure of FFO. FFO as Adjusted is used by management in analyzing our business and the performance of our properties and we believe it is important that stockholders, potential investors, and financial analysts understand this measure used by management. We use FFO as Adjusted to: (i) evaluate our performance in comparison with expected results and results of previous periods, relative to resource allocation decisions, (ii) evaluate the performance of our management, (iii) budget and forecast future results to assist in the allocation of resources, (iv) assess our performance as compared with similar real estate companies and the industry in general, and (v) evaluate how a specific potential investment will impact our future results. Other REITs or real estate companies may use different methodologies for calculating an adjusted FFO measure, and accordingly, our FFO as Adjusted may not be comparable to those reported by other REITs. For a reconciliation of net income (loss) to Nareit FFO and FFO as Adjusted and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.
Adjusted FFO (“AFFO”). AFFO is defined as FFO as Adjusted after excluding the impact of the following: (i) amortization of stock-based compensation, (ii) amortization of deferred financing costs, net, (iii) straight-line rents, (iv) deferred income taxes, and (v) other AFFO adjustments, which include: (a) amortization of acquired market lease intangibles, net, (b) non-cash interest related to DFLs and lease incentive amortization (reduction of straight-line rents), (c) actuarial reserves for insurance claims that have been incurred but not reported, and (d) amortization of deferred revenues, excluding amounts amortized into rental income that are associated with tenant funded improvements owned/recognized by us and up-front cash payments made by tenants to reduce their contractual rents. Also, AFFO is computed after deducting recurring capital expenditures, including second generation leasing costs and second generation tenant and capital improvements, and includes adjustments to compute our share of AFFO from our unconsolidated joint ventures. More specifically, recurring capital expenditures, including second generation leasing costs and second generation tenant and capital improvements ("AFFO capital expenditures") excludes our share from unconsolidated joint ventures (reported in “other AFFO adjustments”). Adjustments for joint ventures are calculated to reflect our pro rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of AFFO for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated joint ventures in which we do not own 100% of the equity by adjusting our AFFO to remove the third party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods (reported in “other AFFO adjustments”). See FFO for further disclosure regarding our use of pro rata share information and its limitations. We believe AFFO is an alternative run-rate earnings measure that improves the understanding of our operating results among investors and makes comparisons with: (i) expected results, (ii) results of previous periods, and (iii) results among REITs more meaningful. AFFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as it excludes the following items which generally flow through our cash flows from operating activities: (i) adjustments for changes in working capital or the actual timing of the payment of income or expense items that are accrued in the period, (ii) transaction-related costs, (iii) litigation settlement expenses, and (iv) restructuring and severance-related charges. Furthermore, AFFO is adjusted for recurring capital expenditures, which are generally not considered when determining cash flows from operations or liquidity. Other REITs or real estate companies may use different methodologies for calculating AFFO, and accordingly, our AFFO may not be comparable to those reported by other REITs. Management believes AFFO provides a meaningful supplemental measure of our performance and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT, and by presenting AFFO, we are assisting these parties in their evaluation. AFFO is a non-GAAP supplemental financial measure and should not be considered as an alternative to net income (loss) determined in accordance with GAAP and should only be considered together with and as a supplement to the Company’s financial information prepared in accordance with GAAP. For a reconciliation of net income (loss) to AFFO and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.

Comparison of the Three and Nine Months Ended September 30, 2022 to the Three and Nine Months Ended September 30, 2021
Overview

Three Months Ended September 30, 2022 and 2021
The following table summarizes results for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Net income (loss) applicable to common shares	$353,366	$54,442	$298,924
Nareit FFO	225,074	194,914	30,160
FFO as Adjusted	233,166	217,471	15,695
AFFO	193,314	179,739	13,575
Net income (loss) applicable to common shares increased primarily as a result of the following:
•a gain upon change of control related to the sale of a 30% interest and deconsolidation of seven previously consolidated life science assets in South San Francisco, California; and
•an increase in NOI generated from our life science and medical office segments related to: (i) 2021 and 2022 acquisitions of real estate, (ii) development and redevelopment projects placed in service during 2021 and 2022, and (iii) new leasing activity during 2021 and 2022 (including the impact to straight-line rents).
The increase in net income (loss) applicable to common shares was partially offset by:
•a decrease in gains on sale of depreciable real estate related to lower gains recognized on MOB asset sales during the third quarter of 2022 as compared to 2021;
•an increase in interest expense, primarily as a result of higher borrowings and higher interest rates under the commercial paper program;
•casualty-related charges from a hurricane during the third quarter of 2022;
•an increase in loan loss reserves in 2022 primarily due to macroeconomic conditions; and
•a decrease in income from discontinued operations, primarily as a result of a decrease in gain on sales of real estate from dispositions of our senior housing portfolios, partially offset by lower impairments of depreciable real estate and goodwill.
Nareit FFO increased primarily as a result of the aforementioned events impacting net income (loss) applicable to common shares, except for the following, which are excluded from Nareit FFO:
•gain upon change of control;
•gain on sales of depreciable real estate;
•depreciation and amortization expense; and
•impairment charges related to depreciable real estate.
FFO as Adjusted increased primarily as a result of the aforementioned events impacting Nareit FFO, except for the following, which are excluded from FFO as Adjusted:
•casualty-related charges;
•loan loss reserves; and
•goodwill impairment charges related to the disposition of our senior housing portfolios.
AFFO increased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents, which is excluded from AFFO.

Nine Months Ended September 30, 2022 and 2021
The following table summarizes results for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Net income (loss) applicable to common shares	$491,398	$473,778	$17,620
Nareit FFO	704,658	384,877	319,781
FFO as Adjusted	704,460	650,166	54,294
AFFO	590,938	553,578	37,360
Net income (loss) applicable to common shares increased primarily as a result of the following:
•a gain upon change of control related to the sale of a 30% interest and deconsolidation of seven previously consolidated life science assets in South San Francisco, California;
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
•a gain on sale of a hospital that was classified as a DFL that was sold in the first quarter of 2022; and
•fewer impairment charges on depreciable real estate.
The increase in net income (loss) applicable to common shares was partially offset by:
•a decrease in income from discontinued operations, primarily as a result of a decrease in gain on sales of real estate from dispositions of our senior housing portfolios, partially offset by lower impairments of depreciable real estate and goodwill;
•a decrease in gains on sale of depreciable real estate primarily related to the Hoag Hospital sale in May 2021;
•an increase in depreciation, primarily as a result of: (i) 2021 and 2022 acquisitions of real estate and (ii) development and redevelopment projects placed in service during 2021 and 2022;
•a decrease in interest income primarily as a result of principal repayments on and sales of loans receivable in 2021 and 2022;
•expenses incurred for tenant relocation and other costs associated with the demolition of an MOB;
•casualty-related charges from a hurricane during the third quarter of 2022;
•an increase in interest expense, primarily as a result of higher borrowings and higher interest rates under the commercial paper program; and
•an increase in loan loss reserves in 2022 primarily due to macroeconomic conditions.
Nareit FFO increased primarily as a result of the aforementioned events impacting net income (loss) applicable to common shares, except for the following, which are excluded from Nareit FFO:
•gain upon change of control;
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
•the expenses for tenant relocation and other costs associated with the demolition of an MOB;
•goodwill impairment charges related to the disposition of our senior housing portfolios;
•casualty-related charges; and
•loan loss reserves.
AFFO increased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents, which is excluded from AFFO. The increase was partially offset by higher AFFO capital expenditures during the period.
Segment Analysis
The following tables provide selected operating information for our Same-Store and total property portfolio for each of our reportable segments. For the three months ended September 30, 2022, our Same-Store consists of 395 properties representing properties acquired or placed in service and stabilized on or prior to July 1, 2021 and that remained in operations under a consistent reporting structure through September 30, 2022. For the nine months ended September 30, 2022, our Same-Store consists of 375 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2021 and that remained in operations under a consistent reporting structure through September 30, 2022. Our total property portfolio consisted of 480 properties at each of September 30, 2022 and 2021, respectively.

Life Science

The following table summarizes results at and for the three months ended September 30, 2022 and 2021 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Rental and related revenues	$167,084	$153,324	$13,760	$207,795	$184,213	$23,582
Healthpeak’s share of unconsolidated joint venture total revenues	2,628	3,228	(600)	2,938	1,521	1,417
Noncontrolling interests’ share of consolidated joint venture total revenues	(33)	(31)	(2)	(55)	(82)	27
Operating expenses	(44,286)	(38,228)	(6,058)	(55,162)	(44,923)	(10,239)
Healthpeak’s share of unconsolidated joint venture operating expenses	(668)	(705)	37	(777)	(463)	(314)
Noncontrolling interests’ share of consolidated joint venture operating expenses	10	9	1	21	25	(4)
Adjustments to NOI(1)	(10,469)	(9,141)	(1,328)	(15,221)	(11,021)	(4,200)
Adjusted NOI	$114,266	$108,456	$5,810	139,539	129,270	10,269
Less: non-SS Adjusted NOI				(25,273)	(20,814)	(4,459)
SS Adjusted NOI				$114,266	$108,456	$5,810
Adjusted NOI % change			5.4%
Property count(2)	118	118		149	146
End of period occupancy	98.8%	97.5%		99.0%	97.1%
Average occupancy	98.7%	97.5%		98.8%	97.1%
Average occupied square feet	8,910	8,651		10,708	10,021
Average annual total revenues per occupied square foot(3)	$72	$68		$74	$69
Average annual base rent per occupied square foot(4)	$54	$52		$56	$54
_______________________________________
(1)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for definitions of NOI and Adjusted NOI. See Note 13 to the Consolidated Financial Statements for a reconciliation of Adjusted NOI by segment to net income (loss).
(2)From our third quarter 2021 presentation of Same-Store, we added: (i) six stabilized developments placed in service, (ii) five stabilized acquisitions, (iii) three stabilized redevelopments placed in service, and (iv) two stabilized properties that previously experienced a significant tenant relocation, and we removed: (i) seven life science facilities that were placed into redevelopment and (ii) two life science facilities that were classified as held for sale.
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
•higher occupancy; and
•new leasing activity.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:
•an increase in NOI from (i) increased occupancy in developments and redevelopments placed in service in 2021 and 2022 and (ii) acquisitions in 2021 and 2022.

The following table summarizes results at and for the nine months ended September 30, 2022 and 2021 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Rental and related revenues	$447,719	$418,597	$29,122	$609,620	$531,674	$77,946
Healthpeak’s share of unconsolidated joint venture total revenues	10,175	9,359	816	5,637	4,270	1,367
Noncontrolling interests’ share of consolidated joint venture total revenues	(76)	(73)	(3)	(174)	(222)	48
Operating expenses	(110,244)	(96,696)	(13,548)	(152,796)	(125,108)	(27,688)
Healthpeak’s share of unconsolidated joint venture operating expenses	(2,151)	(2,019)	(132)	(1,744)	(1,316)	(428)
Noncontrolling interests’ share of consolidated joint venture operating expenses	24	21	3	59	66	(7)
Adjustments to NOI(2)	(28,747)	(26,961)	(1,786)	(50,977)	(35,197)	(15,780)
Adjusted NOI	$316,700	$302,228	$14,472	409,625	374,167	35,458
Less: non-SS Adjusted NOI				(92,925)	(71,939)	(20,986)
SS Adjusted NOI				$316,700	$302,228	$14,472
Adjusted NOI % change			4.8%
Property count(3)	114	114		149	146
End of period occupancy	98.8%	97.4%		99.0%	97.1%
Average occupancy	98.7%	97.7%		98.6%	96.9%
Average occupied square feet	8,455	8,221		10,666	10,119
Average annual total revenues per occupied square foot(4)	$68	$65		$71	$66
Average annual base rent per occupied square foot(5)	$53	$51		$55	$52
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
(3)From our third quarter 2021 presentation of Same-Store, we added: (i) six stabilized developments placed in service, (ii) five stabilized acquisitions, and (iii) four stabilized redevelopments placed in service, and we removed: (i) seven life science facilities that were placed into redevelopment and (ii) one life science facility that was classified as held for sale.
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
•higher occupancy; and
•new leasing activity.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:
•an increase in NOI from (i) increased occupancy in developments and redevelopments placed in service in 2021 and 2022 and (ii) acquisitions in 2021 and 2022.

Medical Office

The following table summarizes results at and for the three months ended September 30, 2022 and 2021 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Three Months Ended September 30,			Three Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Rental and related revenues	$156,966	$149,864	$7,102	$184,506	$169,303	$15,203
Income from direct financing leases	—	—	—	—	2,179	(2,179)
Healthpeak’s share of unconsolidated joint venture total revenues	733	714	19	756	737	19
Noncontrolling interests’ share of consolidated joint venture total revenues	(8,812)	(8,659)	(153)	(8,968)	(8,954)	(14)
Operating expenses	(52,972)	(50,120)	(2,852)	(64,782)	(58,430)	(6,352)
Healthpeak’s share of unconsolidated joint venture operating expenses	(313)	(304)	(9)	(313)	(305)	(8)
Noncontrolling interests’ share of consolidated joint venture operating expenses	2,558	2,592	(34)	2,558	2,659	(101)
Adjustments to NOI(2)	(2,300)	(2,717)	417	(4,079)	(3,626)	(453)
Adjusted NOI	$95,860	$91,370	$4,490	109,678	103,563	6,115
Less: non-SS Adjusted NOI				(13,818)	(12,193)	(1,625)
SS Adjusted NOI				$95,860	$91,370	$4,490
Adjusted NOI % change			4.9%
Property count(3)	262	262		297	300
End of period occupancy	91.2%	91.2%		90.0%	90.1%
Average occupancy	91.2%	91.1%		89.9%	89.9%
Average occupied square feet	19,157	19,123		21,624	21,337
Average annual total revenues per occupied square foot(4)	$33	$32		$34	$31
Average annual base rent per occupied square foot(5)	$27	$26		$27	$27
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
(3)From our third quarter 2021 presentation of Same-Store, we added: (i) 25 stabilized acquisitions and (ii) 2 stabilized redevelopments placed in service, and we removed: (i) 5 MOBs that were placed into redevelopment and (ii) 4 MOBs that were sold.
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

The following table summarizes results at and for the nine months ended September 30, 2022 and 2021 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Rental and related revenues	$436,724	$416,998	$19,726	$539,910	$490,456	$49,454
Income from direct financing leases	—	—	—	1,168	6,522	(5,354)
Healthpeak’s share of unconsolidated joint venture total revenues	2,180	2,095	85	2,249	2,162	87
Noncontrolling interests’ share of consolidated joint venture total revenues	(26,265)	(25,728)	(537)	(26,732)	(26,704)	(28)
Operating expenses	(145,379)	(135,663)	(9,716)	(189,274)	(164,198)	(25,076)
Healthpeak’s share of unconsolidated joint venture operating expenses	(913)	(915)	2	(912)	(915)	3
Noncontrolling interests’ share of consolidated joint venture operating expenses	7,886	7,500	386	7,886	7,714	172
Adjustments to NOI(2)	(5,318)	(6,554)	1,236	(10,574)	(7,553)	(3,021)
Adjusted NOI	$268,915	$257,733	$11,182	323,721	307,484	16,237
Less: non-SS Adjusted NOI				(54,806)	(49,751)	(5,055)
SS Adjusted NOI				$268,915	$257,733	$11,182
Adjusted NOI % change			4.3%
Property count(3)	246	246		297	300
End of period occupancy	91.3%	91.3%		90.0%	90.1%
Average occupancy	91.5%	91.4%		89.9%	90.1%
Average occupied square feet	18,368	18,333		21,686	20,827
Average annual total revenues per occupied square foot(4)	$32	$31		$34	$31
Average annual base rent per occupied square foot(5)	$27	$26		$27	$27
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
(3)From our third quarter 2021 presentation of Same-Store, we added: (i) 10 stabilized acquisitions and (ii) 3 stabilized redevelopments placed in service, and we removed: (i) 5 MOBs that were placed into redevelopment and (ii) 4 MOBs that were sold.
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
•increased occupancy in former redevelopment and development properties that have been placed in service; partially offset by
•decreased NOI from our 2021 and 2022 dispositions.

Continuing Care Retirement Community

The following table summarizes results at and for the three months ended September 30, 2022 and 2021 (dollars in thousands, except per unit data):

	SS			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Resident fees and services	$122,142	$119,022	$3,120	$122,142	$119,022	$3,120
Government grant income(1)	4	15	(11)	4	15	(11)
Operating expenses	(99,914)	(98,405)	(1,509)	(100,264)	(98,799)	(1,465)
Healthpeak’s share of unconsolidated joint venture operating expenses	—	—	—	—	(32)	32
Adjustments to NOI(2)	—	724	(724)	—	724	(724)
Adjusted NOI	$22,232	$21,356	$876	21,882	20,930	952
Plus: non-SS adjustments				350	426	(76)
SS Adjusted NOI				$22,232	$21,356	$876
Adjusted NOI % change			4.1%
Property count(3)	15	15		15	15
Average occupancy	82.0%	79.5%		82.0%	79.5%
Average occupied units(4)	5,894	5,910		5,894	5,910
Average annual rent per occupied unit	$82,895	$80,566		$82,895	$80,566
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
(3)From our third quarter 2021 presentation of Same-Store, no properties were added or removed.
(4)Represents average occupied units as reported by the operators for the three-month period. The decrease in average occupied units for the period is primarily a result of decommissioned senior nursing facility beds.
Same-Store Adjusted NOI and Total Portfolio Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees; partially offset by
•higher costs of labor, utilities, and repairs and maintenance.

The following table summarizes results at and for the nine months ended September 30, 2022 and 2021 (dollars in thousands, except per unit data):

	SS			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Resident fees and services	$369,062	$352,458	$16,604	$369,062	$352,458	$16,604
Government grant income(1)	6,765	1,412	5,353	6,765	1,412	5,353
Healthpeak’s share of unconsolidated joint venture total revenues	—	—	—	—	6,903	(6,903)
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	—	334	200	134
Operating expenses	(299,146)	(283,200)	(15,946)	(300,429)	(284,739)	(15,690)
Healthpeak’s share of unconsolidated joint venture operating expenses	—	—	—	—	(6,985)	6,985
Adjustments to NOI(2)	—	1,933	(1,933)	—	1,971	(1,971)
Adjusted NOI	$76,681	$72,603	$4,078	75,732	71,220	4,512
Plus: non-SS adjustments				949	1,383	(434)
SS Adjusted NOI				$76,681	$72,603	$4,078
Adjusted NOI % change			5.6%
Property count(3)	15	15		15	15
Average occupancy	81.3%	79.2%		81.3%	79.2%
Average occupied units(4)	5,928	5,890		5,928	6,052
Average annual rent per occupied unit	$84,532	$80,107		$84,606	$79,533
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
(3)From our third quarter 2021 presentation of Same-Store, we added 13 properties that previously experienced an operator transition.
(4)Represents average occupied units as reported by the respective tenants or operators for the nine-month period. The decrease in average occupied units for the period is primarily a result of decommissioned senior nursing facility beds.
Same‐Store Adjusted NOI and Total Portfolio Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees;
•increased government grant income received under the CARES Act; and
•lower Covid-related expenses; partially offset by
•higher costs of labor and repairs and maintenance.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Interest income	$5,963	$6,748	$(785)	$16,950	$31,869	$(14,919)
Interest expense	44,078	35,905	8,173	123,531	121,429	2,102
Depreciation and amortization	173,190	177,175	(3,985)	531,412	506,172	25,240
General and administrative	24,549	23,270	1,279	73,161	72,260	901
Transaction costs	728	—	728	1,636	1,417	219
Impairments and loan loss reserves (recoveries), net	3,407	285	3,122	3,678	4,458	(780)
Gain (loss) on sales of real estate, net	(4,149)	14,635	(18,784)	10,047	189,873	(179,826)
Gain (loss) on debt extinguishments	—	(667)	667	—	(225,824)	225,824
Other income (expense), net	305,678	1,670	304,008	326,855	5,604	321,251
Income tax benefit (expense)	3,834	649	3,185	3,775	1,404	2,371
Equity income (loss) from unconsolidated joint ventures	(325)	2,327	(2,652)	2,141	4,517	(2,376)
Income (loss) from discontinued operations	(1,298)	601	(1,899)	2,011	384,569	(382,558)
Noncontrolling interests’ share in continuing operations	(4,016)	(7,195)	3,179	(11,701)	(14,036)	2,335
Noncontrolling interests’ share in discontinued operations	—	—	—	—	(2,539)	2,539
Interest income
Interest income decreased for the three and nine months ended September 30, 2022 primarily as a result of principal repayments on and sales of loans receivable in 2021 and 2022.
Interest expense
Interest expense increased for the three and nine months ended September 30, 2022 primarily as a result of higher borrowings and higher interest rates under the commercial paper program. The increase in interest expense for the nine months ended September 30, 2022 was partially offset by senior unsecured notes repurchases and redemptions in the first and second quarters of 2021 and repayment of a term loan in the third quarter of 2021.
Depreciation and amortization expense
Depreciation and amortization expense decreased for the three months ended September 30, 2022 primarily as a result of a decrease in depreciation related to the deconsolidation of seven previously consolidated life science assets in South San Francisco, California. Depreciation and amortization expense increased for the nine months ended September 30, 2022 primarily as a result of: (i) assets acquired during 2021 and 2022 and (ii) development and redevelopment projects placed in service during 2021 and 2022, partially offset by dispositions of real estate in 2021 and 2022.
General and administrative
General and administrative expenses increased for the three and nine months ended September 30, 2022 primarily due to higher travel costs and professional fees. We expect to recognize total severance-related charges of approximately $30 million in the fourth quarter of 2022 related to the departures of our former Chief Executive Officer and our former Chief Legal Officer and General Counsel.
Impairments and loan loss reserves (recoveries), net
Impairments and loan loss reserves (recoveries), net increased for the three months ended September 30, 2022 as a result of an increase in loan loss reserves under the current expected credit losses model. The increase in loan loss reserves for the three months ended September 30, 2022 is primarily due to macroeconomic conditions. Impairments and loan loss reserves (recoveries), net decreased for the nine months ended September 30, 2022 primarily as a result of fewer impairment charges on depreciable real estate, partially offset by the aforementioned increase in loan loss reserves.

Gain (loss) on sales of real estate, net
Gain (loss) on sales of real estate, net decreased during the three and nine months ended September 30, 2022 primarily as a result of the $172 million gain on sale of Hoag Hospital in May 2021 and the gains on sale of other MOB dispositions during the third quarter of 2021. Refer to Note 4 to the Consolidated Financial Statements for additional information regarding dispositions of real estate and the associated gain (loss) on sales recognized.
Gain (loss) on debt extinguishments
Loss on debt extinguishments decreased for the nine months ended September 30, 2022 as a result of the repurchase and redemption of certain outstanding senior notes in the first and second quarters of 2021 with no repurchases or redemptions during the comparable periods of 2022.
Other income (expense), net
Other income increased for the three and nine months ended September 30, 2022 primarily due to a gain upon change of control related to the sale of a 30% interest and deconsolidation of seven previously consolidated life science assets in South San Francisco, California, partially offset by casualty losses from a hurricane in the third quarter of 2022. Other income further increased during the nine months ended September 30, 2022 as a result of: (i) a gain on sale of a hospital that was classified as a DFL and (ii) an increase in government grant income received under the CARES Act in 2022, partially offset by expenses incurred for tenant relocation and other costs associated with the demolition of an MOB.
Income tax benefit (expense)
Income tax benefit increased for the three and nine months ended September 30, 2022 primarily as a result of: (i) the tax impact of casualty losses from a hurricane in the third quarter of 2022 and (ii) the tax impact of operating losses on our CCRC portfolio.
Equity income (loss) from unconsolidated joint ventures
Equity income from unconsolidated joint ventures decreased for the three and nine months ended September 30, 2022 primarily as a result of: (i) operating losses on certain of our unconsolidated joint ventures and (ii) casualty-related losses on certain properties within the SWF SH JV.
Income (loss) from discontinued operations
Income from discontinued operations decreased for the three and nine months ended September 30, 2022 primarily as a result of decreased gain on sales of real estate from the completion of dispositions of our senior housing portfolios. Income from discontinued operations further decreased for the nine months ended September 30, 2022 due to a decline in government grant income received under the CARES Act for the senior housing portfolio. The decrease in income from discontinued operations during the three and nine months ended September 30, 2022 was partially offset by decreased impairment charges on depreciable real estate and goodwill.
Noncontrolling interests’ share in continuing operations
Noncontrolling interests’ share in continuing operations decreased for the three and nine months ended September 30, 2022 primarily as a result of a gain on sale of an MOB in a consolidated partnership during the third quarter of 2021.
Noncontrolling interests’ share in discontinued operations
Noncontrolling interests’ share in discontinued operations decreased for the three and nine months ended September 30, 2022 as a result of the completion of our dispositions of our senior housing portfolios.
Liquidity and Capital Resources
We anticipate that our cash flow from operations, available cash balances, and cash from our various financing activities will be adequate for the next 12 months and for the foreseeable future for purposes of: (i) funding recurring operating expenses; (ii) meeting debt service requirements; and (iii) satisfying funding of distributions to our stockholders and non-controlling interest members. Distributions are made using a combination of cash flows from operations, funds available under our bank line of credit (the “Revolving Facility”) and commercial paper program, term loans, proceeds from the sale of properties, and other sources of cash available to us.
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
Our ability to access the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, our Revolving Facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our credit ratings for our senior unsecured long-term debt. Our Revolving Facility includes customary LIBOR replacement language, including, but not limited to, the use of rates based on the secured overnight financing rate administered by the Federal Reserve Bank of New York. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. As of October 31, 2022, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global and Fitch, and short-term credit ratings of P-2, A-2, and F2 from Moody’s, S&P Global, and Fitch, respectively.
A downgrade in credit ratings by Moody’s, S&P Global, and Fitch may have a negative impact on the interest rates and facility fees for our Revolving Facility and 2022 Term Loan Facilities and may negatively impact the pricing of notes issued under our commercial paper program and senior unsecured notes. While a downgrade in our credit ratings would adversely impact our cost of borrowing, we believe we would continue to have access to the unsecured debt markets, and we could also seek to enter into one or more secured debt financings, issue additional securities, including under our ATM Program, or dispose of certain assets to fund future operating costs, capital expenditures, or acquisitions, although no assurances can be made in this regard. Refer to “Market Trends and Uncertainties” above for a more comprehensive discussion of the potential impact of Covid as well as economic and market conditions on our business.
Changes in Material Cash Requirements and Off-Balance Sheet Arrangements
Our material cash requirements related to debt increased by $421 million to $6.6 billion at September 30, 2022, when compared to December 31, 2021, primarily as a result of issuances of notes under our commercial paper program. In addition, in October 2022, we elected to draw the $500 million aggregate principal amount under the 2022 Term Loan Facilities, and utilized the proceeds to repay amounts outstanding under our commercial paper program. As of September 30, 2022, we had $1.59 billion outstanding under our commercial paper program. See Note 9 to the Consolidated Financial Statements for additional information about our debt commitments.
Our material cash requirements related to development and redevelopment projects and tenant improvements decreased by $49 million, to $421 million at September 30, 2022, when compared to December 31, 2021, primarily as a result of construction spend on existing projects in the first three quarters of 2022 thereby decreasing the remaining commitment.
Due to the terms of our SHOP seller financing notes receivable, we are obligated to provide additional loans up to $41 million. Our material cash requirements to provide this additional funding for senior housing redevelopment and capital expenditure projects decreased by $17 million, to $41 million at September 30, 2022, when compared to December 31, 2021, primarily as a result of reduced commitments from current year principal repayments on our seller financing. See Note 6 to the Consolidated Financial Statements for additional information.
Certain of our noncontrolling interest holders have the ability to put their equity interests to us upon specified events or after the passage of a predetermined period of time. Each put option is subject to changes in redemption value in the event that the underlying property generates specified returns for us and meets certain promote thresholds pursuant to the respective agreements. As of September 30, 2022, we had $128 million of redeemable noncontrolling interests, none of which met the conditions for redemption as of the balance sheet date. See Note 11 to the Consolidated Financial Statements for additional information.
There have been no changes to our distribution and dividend requirements during the nine months ended September 30, 2022.
We own interests in certain unconsolidated joint ventures as described in Note 7 to the Consolidated Financial Statements. Two of these joint ventures have mortgage debt of $87 million, of which our share is $40 million. Except in limited circumstances, our risk of loss is limited to our investment in the joint ventures.

There have been no other material changes, outside of the ordinary course of business, during the nine months ended September 30, 2022 to the material cash requirements or material off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 under “Material Cash Requirements” and “Off-Balance Sheet Arrangements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Cash Flow Summary
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Net cash provided by (used in) operating activities	$693,306	$571,335	$121,971
Net cash provided by (used in) investing activities	(578,113)	1,203,675	(1,781,788)
Net cash provided by (used in) financing activities	(165,517)	(1,687,889)	1,522,372
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
Investing Cash Flows
The following are significant investing activities for the nine months ended September 30, 2022:
•made investments of $866 million primarily related to the acquisition, development, and redevelopment of real estate; and
•received net proceeds of $288 million primarily from the sale of a 30% interest in seven previously consolidated life science assets in South San Francisco, California, sales of real estate assets, and repayments on loans receivable and direct financing leases.
The following are significant investing activities for the nine months ended September 30, 2021:
•made investments of $1.5 billion primarily related to the acquisition, development, and redevelopment of real estate and funding of new and existing loans; and
•received net proceeds of $2.7 billion primarily from sales of real estate assets and repayments on loans receivable.
Financing Cash Flows
The following are significant financing activities for the nine months ended September 30, 2022:
•made net borrowings of $419 million under our bank line of credit and commercial paper program;
•paid cash dividends on common stock of $487 million; and
•repurchased $68 million of common stock, including $56 million under the share repurchase program.
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
In August 2022, we executed the 2022 Term Loan Agreement that provides for two senior unsecured delayed draw term loans in an aggregate principal amount of up to $500 million. As of September 30, 2022, we had no borrowings outstanding under the 2022 Term Loan Facilities. In October 2022, the entirety of the $500 million under the 2022 Term Loan Facilities was drawn.
See Note 9 to the Consolidated Financial Statements for additional information about our outstanding debt.
Approximately 76% and 79% of our consolidated debt, excluding debt classified as liabilities related to assets held for sale and discontinued operations, net, was fixed rate debt as of September 30, 2022 and 2021, respectively. At September 30, 2022, our fixed rate debt and variable rate debt had weighted average interest rates of 3.45% and 3.42%, respectively. At September 30, 2021, our fixed rate debt and variable rate debt had weighted average interest rates of 3.52% and 0.52%, respectively. As of September 30, 2022, we had $142 million of variable rate debt swapped to fixed through interest rate swap instruments, designated as cash flow hedges, and as of September 30, 2021, we had $142 million of variable rate debt subject to interest rate cap instruments. For purposes of classification of the amounts above, variable rate debt with a derivative financial instrument designated as a cash flow hedge is reported as fixed rate debt due to us having effectively established a fixed interest rate for the underlying debt instrument. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
Equity
At September 30, 2022, we had 538 million shares of common stock outstanding, equity totaled $7.0 billion, and our equity securities had a market value of $12.5 billion.
At September 30, 2022, non-managing members held an aggregate of five million units in seven limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At September 30, 2022, the outstanding DownREIT units were convertible into approximately seven million shares of our common stock.
At-The-Market Program
Our at-the-market equity offering program (as amended from time to time, the “ATM Program”) has a capacity of $1.5 billion. In addition to the issuance and sale of shares of our common stock, we may also enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of our shares of common stock under our ATM Program.
During the three and nine months ended September 30, 2021, we utilized the forward provisions under the ATM Program to allow for the sale of an aggregate of 9.1 million shares of our common stock at an initial weighted average net price of $35.25 per share, after commissions. We did not utilize the forward provisions under the ATM program during the three and nine months ended September 30, 2022. Through September 30, 2022, no shares were settled under ATM forward contracts. Therefore, at September 30, 2022, 9.1 million shares remained outstanding under ATM forward contracts. These ATM forward contracts mature in the first quarter of 2023.
During the three and nine months ended September 30, 2022, we did not issue any shares of our common stock under the ATM Program.

At September 30, 2022, $1.18 billion of our common stock remained available for sale under the ATM Program. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any of the remaining shares under our ATM Program.
See Note 11 to the Consolidated Financial Statements for additional information about our ATM Program.
Share Repurchase Program
On August 1, 2022, our Board of Directors approved the Share Repurchase Program under which we may acquire shares of our common stock in the open market up to an aggregate purchase price of $500 million. Purchases of common stock under the Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The Share Repurchase Program expires in August 2024 and may be suspended or terminated at any time without prior notice. During the three and nine months ended September 30, 2022, we repurchased 2.1 million shares of our common stock at a weighted average price of $27.16 per share for a total of $56 million. Therefore, at September 30, 2022, $444 million of our common stock remained available for repurchase under the Share Repurchase Program.
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

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Nareit FFO, FFO as Adjusted, and AFFO (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) applicable to common shares	$353,366	$54,442	$491,398	$473,778
Real estate related depreciation and amortization	173,190	177,175	531,412	506,172
Healthpeak’s share of real estate related depreciation and amortization from unconsolidated joint ventures	8,704	4,722	19,049	12,044
Noncontrolling interests’ share of real estate related depreciation and amortization	(4,464)	(4,849)	(14,487)	(14,599)
Loss (gain) on sales of depreciable real estate, net(1)	5,280	(41,393)	(11,408)	(598,531)
Healthpeak’s share of loss (gain) on sales of depreciable real estate, net, from unconsolidated joint ventures	239	(1,068)	89	(6,934)
Noncontrolling interests’ share of gain (loss) on sales of depreciable real estate, net	—	3,450	12	5,628
Loss (gain) upon change of control, net(2)	(311,438)	—	(311,438)	(1,042)
Taxes associated with real estate dispositions	197	483	31	2,666
Impairments (recoveries) of depreciable real estate, net	—	1,952	—	5,695
Nareit FFO applicable to common shares	225,074	194,914	704,658	384,877
Distributions on dilutive convertible units and other	2,352	1,651	7,055	—
Diluted Nareit FFO applicable to common shares	$227,426	$196,565	$711,713	$384,877

Weighted average shares outstanding - diluted Nareit FFO	546,015	544,889	546,677	539,159

Impact of adjustments to Nareit FFO:
Transaction-related items	$681	$1,259	$1,573	$6,638
Other impairments (recoveries) and other losses (gains), net(3)	2,897	20,073	(5,874)	25,161
Restructuring and severance related charges	—	—	—	2,463
Loss (gain) on debt extinguishments	—	667	—	225,824
Casualty-related charges (recoveries), net(4)	4,514	558	4,103	5,203
Total adjustments	$8,092	$22,557	$(198)	$265,289

FFO as Adjusted applicable to common shares	$233,166	$217,471	$704,460	$650,166
Distributions on dilutive convertible units and other	2,338	2,313	7,055	6,323
Diluted FFO as Adjusted applicable to common shares	$235,504	$219,784	$711,515	$656,489

Weighted average shares outstanding - diluted FFO as Adjusted	546,015	546,714	546,677	546,485

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
FFO as Adjusted applicable to common shares	$233,166	$217,471	$704,460	$650,166
Stock-based compensation amortization expense	4,614	4,436	14,635	13,895
Amortization of deferred financing costs	2,691	2,343	8,069	6,677
Straight-line rents	(12,965)	(8,290)	(36,837)	(23,627)
AFFO capital expenditures	(24,358)	(28,980)	(75,103)	(72,112)
Deferred income taxes	(2,814)	(1,747)	(3,741)	(6,240)
Other AFFO adjustments	(7,020)	(5,494)	(20,545)	(15,181)
AFFO applicable to common shares	193,314	179,739	590,938	553,578
Distributions on dilutive convertible units and other	1,649	1,650	4,945	4,512
Diluted AFFO applicable to common shares	$194,963	$181,389	$595,883	$558,090

Weighted average shares outstanding - diluted AFFO	544,190	544,889	544,852	544,660

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Diluted earnings per common share	$0.65	$0.10	$0.91	$0.88
Depreciation and amortization	0.33	0.33	0.98	0.93
Loss (gain) on sales of depreciable real estate, net	0.01	(0.07)	(0.02)	(1.11)
Loss (gain) upon change of control, net(2)	(0.57)	—	(0.57)	0.00
Taxes associated with real estate dispositions	0.00	0.00	0.00	0.00
Impairments (recoveries) of depreciable real estate, net	—	0.00	—	0.01
Diluted Nareit FFO per common share	$0.42	$0.36	$1.30	$0.71
Transaction-related items	0.00	0.00	0.00	0.01
Other impairments (recoveries) and other losses (gains), net(3)	0.00	0.04	(0.01)	0.05
Restructuring and severance related charges	—	—	—	0.00
Loss (gain) on debt extinguishments	—	0.00	—	0.42
Casualty-related charges (recoveries), net(4)	0.01	0.00	0.01	0.01
Diluted FFO as Adjusted per common share	$0.43	$0.40	$1.30	$1.20
_______________________________________
(1)This amount can be reconciled by combining the balances from the corresponding line of the Consolidated Statements of Operations and the detailed financial information for discontinued operations in Note 4 to the Consolidated Financial Statements.
(2)The three and nine months ended September 30, 2022 includes a gain upon change of control related to the sale of a 30% interest to a sovereign wealth fund and deconsolidation of seven previously consolidated life science assets in South San Francisco, California. The gain upon change of control is included in other income (expense), net in the Consolidated Statements of Operations.
(3)The three months ended September 30, 2022 includes reserves for loan losses recognized in impairments and loan loss reserves (recoveries), net in the Consolidated Statements of Operations. The nine months ended September 30, 2022 also includes the following, which are included in other income (expense), net in the Consolidated Statements of Operations: (i) a $23 million gain on sale of a hospital that was in a direct financing lease and (ii) $14 million of expenses incurred for tenant relocation and other costs associated with the demolition of an MOB. The three months ended September 30, 2021 includes the following: (i) a $22 million goodwill impairment charge in connection with our senior housing triple-net and SHOP asset sales which is reported in income (loss) from discontinued operations in the Consolidated Statements of Operations and (ii) recoveries of loan loss reserves recognized in impairments and loan loss reserves (recoveries), net in the Consolidated Statements of Operations. The nine months ended September 30, 2021 also includes the following: (i) $6 million of accelerated recognition of a mark-to-market discount, less loan fees, resulting from prepayments on loans receivable which is included in interest income in the Consolidated Statements of Operations and (ii) an additional $7 million goodwill impairment charge in connection with our senior housing triple-net and SHOP asset sales.
(4)Casualty-related charges (recoveries), net are recognized in other income (expense), net and equity income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations. The amounts are reported net of the associated income tax impact.

Critical Accounting Estimates and Recent Accounting Pronouncements
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of critical accounting estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A discussion of accounting estimates that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements. There have been no significant changes to our critical accounting estimates during the three and nine months ended September 30, 2022.
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
To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves of our derivative portfolio in order to determine the change in fair value. At September 30, 2022, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by approximately $24 million.
Interest Rate Risk. At September 30, 2022, our exposure to interest rate risk was primarily on our variable rate debt. At September 30, 2022, $142 million of our variable rate debt was swapped to fixed by interest rate swap instruments. Additionally, in August 2022, we entered into two forward-starting interest rate swap instruments that are designated as cash flow hedges that effectively establish a fixed interest rate for the $500 million 2022 Term Loan Facilities. The interest rate swap instruments are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable rate debt to fixed interest rates. At September 30, 2022, both the fair value and carrying value of the interest rate swap instruments were $32 million.
Our remaining variable rate debt at September 30, 2022 was comprised of our commercial paper program and certain of our mortgage debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2022, a one percentage point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $218 million and a one percentage point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $234 million. These changes would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to our variable rate debt and investments, and assuming no other changes in the outstanding balance at September 30, 2022, our annual interest expense would increase by approximately $16 million.
Market Risk. We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength, and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At September 30, 2022, both the fair value and carrying value of marketable debt securities was $22 million. These marketable debt securities mature in December 2022.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
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
None.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf during the three months ended September 30, 2022.

Period Covered	Total Number Of Shares Purchased		Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs(2)	Maximum Number (Or Approximate Dollar Value) Of Shares That May Yet Be Purchased Under The Plans Or Programs(2)
July 1-31, 2022	142	(1)	$25.91	—	$—
August 1-31, 2022	2,061,332		27.16	2,061,332	444,018,701
September 1-30, 2022	30	(1)	24.28	—	—
Total	2,061,504		$27.16	2,061,332	$444,018,701
_______________________________________
(1)Represents shares of our common stock withheld under our equity incentive plans to offset tax withholding obligations that occur upon vesting of restricted shares. The value of the shares withheld is based on the closing price of our common stock on the last trading day prior to the date the relevant transaction occurred.
(2)On August 1, 2022, our Board of Directors approved the Share Repurchase Program under which we may acquire shares of our common stock in the open market up to an aggregate purchase price of $500 million. Purchases of common stock under the Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The Share Repurchase Program expires in August 2024 and may be suspended or terminated at any time without prior notice. During the three months ended September 30, 2022, we repurchased 2.1 million shares of our common stock at a weighted average price of $27.16 per share. Therefore, at September 30, 2022, $444 million of our common stock remained available for repurchase under the Share Repurchase Program.

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

10.1
Term Loan Agreement, dated as of August 22, 2022, by and among the Company, as borrower, the lenders referred to therein, and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to Healthpeak’s Current Report on Form 8-K filed August 22, 2022).

10.2†	Release Agreement for Thomas M. Herzog, dated October 6, 2022 (incorporated herein by reference to Exhibit 10.1 to Healthpeak’s Current Report on Form 8-K filed October 6, 2022).

10.3†	Release Agreement for Troy E. McHenry, dated November 1, 2022 (incorporated herein by reference to Exhibit 10.1 to Healthpeak’s Current Report on Form 8-K filed November 1, 2022).

31.1*	Certification by Scott M. Brinker, Healthpeak’s Principal Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2*	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

32.1**	Certification by Scott M. Brinker, Healthpeak’s Principal Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2**	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________
*       Filed herewith.
**     Furnished herewith.
† Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2022	Healthpeak Properties, Inc.

(Registrant)

/s/ SCOTT M. BRINKER
Scott M. Brinker
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PETER A. SCOTT
Peter A. Scott
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)