Form 10-K
period 2022-12-31
HEALTHPEAK PROPERTIES, INC.
filed 2023-02-08
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 001-08895

Healthpeak Properties, Inc.
(Exact name of registrant as specified in its charter)

Maryland	33-0091377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4600 South Syracuse Street, Suite 500
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $10.2 billion.
As of February 6, 2023, there were 546,782,509 shares of the registrant’s $1.00 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022, have been incorporated by reference into Part III of this Report.

Healthpeak Properties, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2022

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
As more fully set forth under “Item 1A, Risk Factors” in this report, principal risks and uncertainties that may affect our business, financial condition, or results of operations include:
•macroeconomic trends, including inflation, interest rates, labor costs, and unemployment;
•the ability of our existing and future tenants, operators, and borrowers to conduct their respective businesses in a manner that generates sufficient income to make rent and loan payments to us;
•the financial condition of our tenants, operators, and borrowers, including potential bankruptcies and downturns in their businesses, and their legal and regulatory proceedings;
•our concentration of real estate investments in the healthcare property sector, which makes us more vulnerable to a downturn in a specific sector than if we invested across multiple sectors;
•the illiquidity of real estate investments;
•our ability to identify and secure new or replacement tenants and operators;
•our property development, redevelopment, and tenant improvement activity risks, including project abandonments, project delays, and lower profits than expected;
•changes within the life science industry;
•significant regulation, funding requirements, and uncertainty faced by our life science tenants;
•the ability of the hospitals on whose campuses our medical office buildings (“MOBs”) are located and their affiliated healthcare systems to remain competitive or financially viable;
•our ability to develop, maintain, or expand hospital and health system client relationships;

•operational risks associated with third party management contracts, including the additional regulation and liabilities of our properties operated through structures permitted by the Housing and Economic Recovery Act of 2008, which includes most of the provisions previously proposed in the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”);
•economic conditions, natural disasters, weather, and other conditions that negatively affect geographic areas where we have concentrated investments;
•uninsured or underinsured losses, which could result in significant losses and/or performance declines by us or our tenants and operators;
•our investments in joint ventures and unconsolidated entities, including our lack of sole decision making authority and our reliance on our partners’ financial condition and continued cooperation;
•our use of fixed rent escalators, contingent rent provisions, and/or rent escalators based on the Consumer Price Index;
•competition for suitable healthcare properties to grow our investment portfolio;
•our ability to foreclose or exercise rights on collateral securing our real estate-related loans;
•investment of substantial resources and time in transactions that are not consummated;
•our ability to successfully integrate or operate acquisitions;
•the potential impact on us and our tenants, operators, and borrowers from litigation matters, including rising liability and insurance costs;
•environmental compliance costs and liabilities associated with our real estate investments;
•epidemics, pandemics, or other infectious diseases, including the coronavirus disease (“Covid”), and health and safety measures intended to reduce their spread;
•the loss or limited availability of our key personnel;
•our reliance on information technology systems and the potential impact of system failures, disruptions, or breaches;
•increased borrowing costs, including due to rising interest rates;
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
•the failure of our tenants, operators, and borrowers to comply with federal, state, and local laws and regulations, including resident health and safety requirements, as well as licensure, certification, and inspection requirements;
•required regulatory approvals to transfer our senior housing properties;
•compliance with the Americans with Disabilities Act and fire, safety, and other regulations;
•laws or regulations prohibiting eviction of our tenants;
•the requirements of, or changes to, governmental reimbursement programs such as Medicare or Medicaid;
•legislation to address federal government operations and administrative decisions affecting the Centers for Medicare and Medicaid Services;
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
•ownership limits in our charter that restrict ownership in our stock; and
•provisions of Maryland law and our charter that could prevent a transaction that may otherwise be in the interest of our stockholders.

PART I
ITEM 1.    Business
General Overview

Healthpeak Properties, Inc. is a Standard & Poor’s (“S&P”) 500 company that acquires, develops, owns, leases, and manages healthcare real estate across the United States (“U.S.”). Our company was originally founded in 1985. We are a Maryland corporation and qualify as a self-administered REIT. Our corporate headquarters are located in Denver, Colorado, and we have additional offices in California, Tennessee, and Massachusetts.
During 2020, we began the process of disposing of our senior housing triple-net and senior housing operating property (“SHOP”) portfolios. As of December 31, 2020, we concluded that the planned dispositions represented a strategic shift that had and will have a major effect on our operations and financial results. Therefore, the assets are classified as discontinued operations in all periods presented herein. In September 2021, we successfully completed the disposition of both portfolios. See Note 5 to the Consolidated Financial Statements for further information regarding discontinued operations.
In conjunction with the disposal of our senior housing triple-net and SHOP portfolios, we focused our strategy on investing in a diversified portfolio of high-quality healthcare properties across our three core asset classes of life science, medical office, and continuing care retirement community (“CCRC”) real estate. Under the life science and medical office segments, we invest through the acquisition, development, and management of life science facilities, MOBs, and hospitals. Under the CCRC segment, our properties are operated through RIDEA structures. We have other non-reportable segments that are comprised primarily of loans receivable, marketable debt securities, and an interest in an unconsolidated joint venture that owns 19 senior housing assets (our “SWF SH JV”).
At December 31, 2022, our portfolio of investments, including properties in our unconsolidated joint ventures, consisted of interests in 480 properties. The following table summarizes information for our reportable segments, excluding discontinued operations, for the year ended December 31, 2022 (dollars in thousands):

Segment	Total Portfolio Adjusted NOI(1)	Percentage of Total Portfolio Adjusted NOI(1)	Number of Properties
Life science	$552,533	50%	149
Medical office	432,969	39%	297
CCRC	103,841	9%	15
Other non-reportable	16,920	2%	19
	$1,106,263	100%	480
_______________________________________
(1)Total Portfolio metrics include results of operations from disposed properties through the disposition date. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information regarding Adjusted NOI and see Note 16 to the Consolidated Financial Statements for a reconciliation of Adjusted NOI by segment to net income (loss).
For a description of our significant activities during 2022, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Transactions” in this report.
UPREIT Reorganization
On February 7, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with New Healthpeak, Inc., a Maryland corporation (“New Healthpeak”) and our wholly owned subsidiary, and Healthpeak Merger Sub, Inc., a Maryland corporation (“Merger Sub”) that is a wholly owned subsidiary of New Healthpeak. The purpose of the transactions contemplated by the Merger Agreement is for us to implement a corporate reorganization into a new holding company structure commonly referred to as an Umbrella Partnership Real Estate Investment Trust, or UPREIT (the “Reorganization”).
Pursuant to the Merger Agreement, Merger Sub will merge with and into our company, with our company continuing as the surviving corporation and a wholly owned subsidiary of New Healthpeak (the “Merger”). The Merger is expected to be effective as of February 10, 2023 (the “Effective Time”). As part of the Merger, our name will change to Healthpeak Properties Interim, Inc., and, effective immediately after the Effective Time, New Healthpeak’s name will be changed to Healthpeak Properties, Inc. The Merger is expected to be conducted in accordance with Section 3-106.2 of the Maryland General Corporation Law. Accordingly, the Merger will not require the approval of our stockholders, and the Merger will not give rise to statutory dissenters’ rights.
In connection with the Reorganization and immediately following the Merger, we will convert from a Maryland corporation to a Maryland limited liability company named Healthpeak OP, LLC (“Healthpeak OP”).

Following the Merger, the business, management and board of directors of New Healthpeak will be identical to the business, management and board of directors of our company immediately before the Merger, except that the business of the company is expected to be conducted exclusively through Healthpeak OP. The consolidated assets and liabilities of New Healthpeak immediately following the Merger will be identical to the consolidated assets and liabilities of our company immediately prior to the Merger. New Healthpeak will not hold any assets directly other than its ownership interest in Healthpeak OP and certain de minimis assets that may be held for certain administrative functions. None of the properties owned by us or our subsidiaries or any interests therein will be transferred as part of the Reorganization. All material indebtedness of our company immediately prior to the Merger will remain the indebtedness of Healthpeak OP after the Merger.
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
(iii)Our partnerships: We work with leading pharmaceutical and biotechnical companies, healthcare companies, operators, and service providers and are responsive to their space and capital needs. We provide high-quality property management services to encourage tenants to renew, expand, and relocate into our properties, which drives increased occupancy, rental rates, and property values.
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
•Replace tenants at the best available market terms and lowest possible transaction costs. We believe we are well-positioned to attract new tenants and achieve attractive rental rates and operating cash flow as a result of the location, design, and maintenance of our properties, together with our reputation for high-quality building services, responsiveness to tenants, and our ability to offer space alternatives within our portfolio.
•Extend and modify terms of existing leases prior to expiration. We structure lease extensions, early renewals, or modifications, which reduce the cost associated with lease downtime, while securing the tenancy and relationship of our high quality tenants on a long-term basis.
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
We monitor our investments based on the percentage of our total assets that may be invested in any one property type, investment vehicle, or geographic location, the number of properties that may be leased to a single tenant or operator, or loans that may be made to a single borrower. In allocating capital, we target opportunities with the most attractive risk/reward profile for our portfolio as a whole. We may take additional measures to mitigate risk, including diversifying our investments (by sector, geography, tenant, or operator), structuring transactions as master leases, requiring tenant or operator insurance and indemnifications, and/or obtaining credit enhancements in the form of guarantees, letters of credit, or security deposits.
We believe we are well-positioned to achieve external growth through acquisitions, development, and redevelopment. Other factors that contribute to our competitive position include:
•our reputation gained through over three decades of successful operations and the strength of our existing portfolio of properties;
•our relationships with leading pharmaceutical and biotechnology tenants, healthcare operators and systems, investment banks and other market intermediaries, corporations, private equity firms, not-for-profit organizations, and companies seeking to monetize existing assets or develop new facilities;
•our relationships with institutional buyers and sellers of high-quality healthcare real estate;
•our track record and reputation for executing acquisitions responsively and efficiently, which provides confidence to domestic and foreign institutions and private investors who seek to sell healthcare real estate in our market areas;
•our relationships with nationally recognized financial institutions that provide capital to the healthcare and real estate industries; and
•our control of land sites held for future development.
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

Segments

Life science
Our life science properties, which contain laboratory and office space, are leased primarily to biotechnology, medical device and pharmaceutical companies, scientific research institutions, government agencies, and other organizations involved in the life science industry. While these properties have certain characteristics similar to commercial office buildings, they generally accommodate heavier floor loads and contain more advanced electrical, mechanical, heating, ventilating, and air conditioning systems. The facilities generally have specialty equipment including emergency generators, fume hoods, lab bench tops, and related amenities. In addition to improvements funded by us as the landlord, many of our life science tenants make significant investments to improve their leased space to accommodate biology, chemistry, or medical device research initiatives.
Life science properties are primarily configured in business park or campus settings and include multiple buildings. The business park and campus settings allow us the opportunity to provide flexible, contiguous/adjacent expansion to accommodate the growth of existing tenants. Our properties are located in well-established geographical markets known for scientific research and drug discovery, including San Francisco (49%) and San Diego (24%), California, and Boston, Massachusetts (24%) (based on total square feet). At December 31, 2022, 92% of our life science properties were triple-net leased (based on leased square feet).
The following table provides information about our most significant life science tenant concentration for the year ended December 31, 2022:

Tenants	Percentage of Segment Revenues	Percentage of Total Revenues
Amgen, Inc.	6%	2%
Medical office
Our medical office segment includes medical office buildings (MOBs) and hospitals. MOBs typically contain physicians’ offices and examination rooms, and may also include pharmacies, hospital ancillary service space, and outpatient services such as diagnostic centers, rehabilitation clinics, and day-surgery operating rooms. While these facilities have certain similarities to commercial office buildings, they require additional plumbing, electrical, and mechanical systems to accommodate multiple exam rooms that may require sinks in every room and specialized equipment such as x-ray machines and MRIs. MOBs are often built to accommodate higher structural loads for such specialized equipment and may contain vaults or other unique construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices), with approximately 87% of our MOBs located on or adjacent to hospital campuses and 98% affiliated with hospital systems as of December 31, 2022 (based on total square feet). Occasionally, we invest in MOBs located on hospital campuses subject to ground leases. At December 31, 2022, approximately 65% of our MOBs were triple-net leased (based on leased square feet) with the remaining leased under gross or modified gross leases.
The following table provides information about our most significant medical office tenant concentration for the year ended December 31, 2022:

Tenant	Percentage of Segment Revenues	Percentage of Total Revenues
HCA Healthcare, Inc. (HCA)	23%	8%
Our medical office segment also includes nine hospitals. Services provided by our tenants and operators in hospitals are paid for by private sources, third-party payors (e.g., insurance and HMOs), or through Medicare and Medicaid programs. Our hospital property types include acute care, long-term acute care, and specialty and rehabilitation hospitals. All of our hospitals are triple-net leased.
Continuing care retirement community, or CCRC
CCRCs are retirement communities that include independent living, assisted living, memory care, and skilled nursing units to provide a continuum of care in an integrated campus. Our CCRCs are owned through RIDEA structures, which is permitted by the Housing and Economic Recovery Act of 2008, and includes most of the provisions previously proposed in the REIT Investment Diversification and Empowerment Act of 2007. The services provided by our third-party manager-operators under a RIDEA structure at our properties are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicare and Medicaid.

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
CCRCs are different from other housing and care options for seniors because they typically provide written agreements or long-term contracts between residents and the communities (frequently lasting the term of the resident’s lifetime), which offer a continuum of housing, services, and healthcare on one campus or site. CCRCs are appealing as they allow residents to “age in place” and typically the individual is independent and in relatively good health upon entry.
As third-party operators manage our RIDEA properties in exchange for the receipt of a management fee, we are not directly exposed to the credit risk of these operators in the same manner or to the same extent as a triple-net tenant.
Other non-reportable segment
At December 31, 2022, we had the following investments in our other non-reportable segments: (i) our unconsolidated joint venture with a sovereign wealth fund that owns 19 senior housing assets (which we refer to as our SWF SH JV), (ii) loans receivable, and (iii) marketable debt securities.
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

Government Regulation, Licensing, and Enforcement

Overview
Our healthcare facility operators (which include our TRS entities when we use a RIDEA structure) and tenants are subject to extensive and complex federal, state, and local healthcare laws and regulations relating to quality of care, licensure and certificate of need, resident rights (including abuse and neglect), consumer protection, government reimbursement, fraud and abuse practices, and similar laws governing the operation of healthcare facilities. We expect the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management, and provision of services, among others. Federal, state, and local officials are increasingly focusing their efforts on enforcement of these laws and regulations. In addition, our operators are subject to a variety of laws, regulations, and executive orders relating to operators’ response to the Covid pandemic, which can vary based on the provider type and jurisdiction, complicating compliance efforts. These regulations are wide ranging and can subject our tenants and operators to civil, criminal, and administrative sanctions, including enhanced or additional penalties, sanctions, and other adverse actions that may arise under new regulations adopted in response to Covid. Affected tenants and operators may find it increasingly difficult to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties are subject to oversight from several government agencies, and the laws may vary from one jurisdiction to another. Changes in laws, regulations, reimbursement enforcement activity, and regulatory non-compliance by our tenants and operators can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under “Item 1A, Risk Factors” in this report.
The following is a discussion of certain laws and regulations generally applicable to our operators, and in certain cases, to us.
Fraud and Abuse Enforcement
There are various extremely complex U.S. federal and state laws and regulations governing healthcare providers’ referrals, relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include: (i) U.S. federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid, or other U.S. federal or state healthcare programs; (ii) U.S. federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit or restrict the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services; (iii) U.S. federal and state physician self-referral laws (commonly referred to as the “Stark Law”), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship; and (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services. Violations of U.S. healthcare fraud and abuse laws carry civil, criminal, and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement, payment suspensions, and potential exclusion from Medicare, Medicaid, or other federal or state healthcare programs. These laws are enforced by a variety of federal, state, and local agencies and in the U.S. can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Our tenants and operators that participate in government reimbursement programs are subject to these laws and may become the subject of governmental enforcement actions or whistleblower actions if they fail to comply with applicable laws. Additionally, the licensed operators of our U.S. long-term care facilities that participate in government reimbursement programs are required to have compliance and ethics programs that meet the requirements of federal laws and regulations relating to the Social Security Act. Where we have used a RIDEA structure, we are dependent on management companies to fulfill our compliance obligations, and we have developed a program to periodically monitor compliance with such obligations.

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
Reimbursement
Sources of revenue for some of our tenants and operators include, among others, governmental healthcare programs, such as the federal Medicare programs and state Medicaid programs, and non-governmental third-party payors, such as insurance carriers and HMOs. Our tenants and operators who participate in governmental healthcare programs are subject to government reviews, audits, and investigations to verify compliance with these programs and applicable laws and regulations. As federal and state governments focus on healthcare reform initiatives, and as the federal government and many states face significant current and future budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and operators. Governmental healthcare programs are highly regulated and are subject to frequent and substantial legislative, regulatory, and interpretive changes, which could adversely affect reimbursement rates and the method and timing of payment under these programs. Additionally, new and evolving payor and provider programs in the U.S., including Medicare Advantage, Dual Eligible, Accountable Care Organizations, Post-Acute Care Payment Models, SNF Value-Based Purchasing Programs, and Bundled Payments could adversely impact our tenants’ and operators’ liquidity, financial condition, or results of operations.
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
Environmental Matters
A wide variety of federal, state, and local environmental and occupational health and safety laws and regulations affect healthcare facility operations. These complex federal and state statutes, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state, and local environmental laws, ordinances, and regulations, an owner of real property or a secured lender, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines, personal or property damages, and any related liability therefore could exceed or impair the value of the property and/or the assets. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the value of such property and the owner’s ability to sell or rent such property or to borrow using such property as collateral, which, in turn, could reduce our earnings. For a description of the risks associated with environmental matters, see “Item 1A, Risk Factors” in this report.
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
We maintain property insurance for all of our properties. Tenants under triple-net leases are required to provide primary property, business interruption, and liability insurance. We maintain separate general and professional liability insurance for our CCRCs and the senior housing facilities owned by our SWF SH JV. Additionally, our corporate general liability insurance program also extends coverage for all of our properties beyond the aforementioned. We periodically review whether we or our RIDEA operators will bear responsibility for maintaining the required insurance coverage for the applicable CCRCs and senior housing facilities owned by our SWF SH JV, but the costs of such insurance are facility expenses paid from the revenues of those properties, regardless of who maintains the insurance.
We also maintain directors and officers liability insurance, which provides protection for claims against our directors and officers arising from their responsibilities as directors and officers. Such insurance also extends to us in certain situations.
Sustainability

We believe that environmental, social, and governance (“ESG”) initiatives are a vital part of corporate responsibility, which supports our primary goal of increasing stockholder value through profitable growth. We continue to advance our commitment to sustainability, with a focus on achieving goals in each of the ESG dimensions. Our Board of Directors oversees ESG matters, with the Nominating and Corporate Governance Committee overseeing sustainability and corporate governance matters, the Audit Committee overseeing risk management, and the Compensation and Human Capital Committee overseeing human capital management. We use an integrated approach to ESG throughout our business to identify risks and opportunities, capture efficiencies and cost savings, and report on the issues most relevant to stakeholders.

Environment: Our environmental management programs strive to make our buildings more sustainable and capture cost efficiencies that ultimately benefit our investors, employees, tenants, business partners, and other stakeholders, while reducing our carbon footprint and providing a positive impact on the communities in which we operate. We regularly assess the risks and financial impacts to our business posed by climate change, including transition risks, physical climate risks, potential business disruption, and regulatory requirements, and work with our property managers, operators, and tenants to implement projects to mitigate these risks and impacts. For a description of the risks associated with climate risk matters, see “Item 1A, Risk Factors” in this report.
Social: See “—Human Capital Matters” below.
Governance: Our transparent corporate governance initiatives incorporate sustainability as a critical component in achieving our business objectives and properly managing risks.
Our recent ESG highlights include:
•Reported a reduction of 3.4% in Scope 1 and Scope 2 greenhouse gas emissions (“GHG”) in 2021 compared to 2020 on a like-for-like comparative basis (as defined below)
•2 new LEED certifications and 65 new ENERGY STAR certifications obtained in 2022
•Named an ENERGY STAR Partner of the Year in 2022
•Received a Green Star rating from the Global Real Estate Sustainability Benchmark (“GRESB”) for the eleventh consecutive year, recognizing top ESG performance in our sector
•Named to CDP’s Leadership band for our climate disclosure for the tenth consecutive year, most recently with a score of “A-” in 2022
•Named to Newsweek’s America’s Most Responsible Companies list for the fourth consecutive year
•Named a constituent in the FTSE4Good Index for the eleventh consecutive year and S&P Global North America Dow Jones Sustainability Index for the tenth consecutive year
•Named to the S&P Global Sustainability Yearbook for the eighth consecutive year
•Named to the Bloomberg Gender-Equality Index for the fourth consecutive year
•Named to Fortune’s inaugural Modern Board 25 list for the first time
•Named a Wall Street Journal Best-Managed Company for the first time
Under our “like-for-like” methodology, direct and indirect GHG emissions are compared on a year-over-year basis using Scope 1 and Scope 2 GHG emissions for the properties that we have owned for two full consecutive calendar years, excluding non-stabilized developments and redevelopments.
In 2021, we completed two green bond offerings with aggregate gross proceeds of $950 million. The aggregate proceeds, net of discounts and debt issuance costs, of $938 million from the two green bonds have been allocated to eligible green projects.
For additional information regarding our ESG initiatives and our approach to climate change, please visit our website at www.healthpeak.com/ESG.
Human Capital Matters

Our employees represent our greatest asset, and as of December 31, 2022, we had 199 full-time employees. Our Board of Directors, through its Compensation and Human Capital Committee, retains oversight of human capital management, including corporate culture, diversity, inclusion, talent acquisition, retention, employee satisfaction, engagement, and succession planning. We report on human capital matters at each regularly scheduled Board of Directors meeting and periodically throughout the year. The most significant human capital measures or objectives that we focus on in managing our business and our related human capital initiatives include the following:
•Workforce Diversity: We believe we are a stronger organization when our workforce represents a diversity of ideas and experiences. We value and embrace diversity in our employee recruiting, hiring, and development practices. Our workforce was made up of 46% female employees and 37% racially or ethnically diverse employees as of December 31, 2022. Through our We Stand Together initiative, we launched numerous initiatives to help further our commitment to enhancing racial diversity and awareness, including augmenting recruiting practices to hire more diverse talent; implementing diversity, equity and inclusion training for senior leadership and employees; and sponsoring community outreach programs that support the education of underrepresented groups.

•Inclusion and Belonging: We promote a work environment that emphasizes respect, fairness, inclusion, and dignity. We are committed to providing equal opportunity and fair treatment to all individuals based on merit, without discrimination based on race, color, religion, national origin, citizenship, marital status, gender (including pregnancy), gender identity, gender expression, sexual orientation, age, disability, veteran status, or other characteristics protected by law. We do not tolerate discrimination or harassment. All employees are required to attend a biennial training on unconscious bias.
•Engagement: High employee engagement and satisfaction are both critical to attracting and retaining top talent and benefit our business in many ways. We conduct an annual employee engagement survey through an independent third party, measuring our progress on important employee issues and identifying opportunities for growth and improvement.
•Training and Development: We conduct annual employee training on our Code of Business Conduct and Ethics, as well as biennial training on harassment prevention. We also provide training and development to all employees, focusing on career development, professional development, and REIT essentials.
•Compensation and Benefits: We aim to ensure merit-based, equitable compensation practices to attract, retain, and recognize talent. We provide competitive compensation and benefit packages to our employees.
•Health, Safety, and Wellness: The health, safety, and wellness of our employees are vital to our success. We are committed to protecting the well-being and safety of employees through special training and other measures. We maintain a hybrid work model, which we believe maximizes company-wide productivity, and provide employees with resources, including virtual tools and ergonomic equipment, to maximize work-from-home efficiency.
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
ITEM 1A.    Risk Factors
The section below discusses the most significant risk factors that may materially adversely affect our business, results of operations, and financial condition.
As set forth below, we believe that the risks we face generally fall into the following categories:
•risks related to our business and operations;
•risks related to our capital structure and market conditions;
•risks related to the regulatory environment; and
•risks related to tax, including REIT-related risks, and our jurisdiction of incorporation.

Risks Related to Our Business and Operations

We may be negatively impacted by macroeconomic trends, including rising inflation and interest rates, increased labor costs, and historically low unemployment.
Many of our costs, including labor costs, costs of construction materials, interest, utilities, and other operating costs, have been, and may continue to be, affected by inflation and price volatility. In addition, interest rates rose substantially in 2022 and may continue to rise. Increased interest rates have caused, and may continue to cause, increased interest costs for variable rate debt and new debt. We may not be able to offset additional costs caused by inflation, increased interest rates or other macroeconomic trends by passing them through, or increasing the rates we charge, to tenants and residents. These increased costs may adversely affect our business, results of operations, and financial condition.
In addition, rising labor costs and personnel shortages have increased, and may continue to increase, the cost of our, or our tenants’, operators’, and borrowers’, workforce. Competitive pressures, including historically low unemployment, may require that we or our tenants, operators, or borrowers enhance pay and benefits packages to compete effectively for such personnel. To the extent we or our tenants, operators, or borrowers cannot hire a sufficient number of qualified personnel, we or they may need to utilize high-cost alternatives to meet labor needs, including contract and overtime labor, or our business may operate below capacity, which may affect our ability to effectively manage risk and pursue potential revenue and growth opportunities.
Decreases in our tenants’, operators’, or borrowers’ revenues, or increases in their expenses, could affect their ability to meet their financial and other contractual obligations to us.
Occupancy levels at, and rental income from, our medical office and senior housing properties depend on our ability and the ability of our tenants, operators, and borrowers to compete with respect to (i) the quality of care provided, (ii) reputation, (iii) price, (iv) the range of services offered, (v) the physical appearance of a property, (vi) family preference, (vii) referral sources, and (xiii) location.
In addition, our medical office and senior housing tenants, operators, and borrowers compete with certain companies that have superior resources and attributes and/or provide similar healthcare services or alternatives such as home health agencies, telemedicine, life care at home, community-based service programs, retirement communities, and convalescent centers.
Furthermore, these tenants, operators, and borrowers face a competitive labor market. A shortage of care givers or other trained personnel, union activities, wage laws, or general inflationary pressures on wages may require our tenants, operators, and borrowers to enhance pay and benefits packages, or to use more expensive contract personnel, and they may be unable to offset these added costs by increasing the rates charged to residents or patients. An inability to attract and retain qualified personnel, including personnel possessing the expertise needed to operate in the life science, medical office, and senior housing sectors, could negatively impact the ability of our tenants, operators, and borrowers to meet their obligations to us.
Although we generally have the right under specified circumstances to terminate a lease, evict a tenant or terminate our operator, or demand immediate repayment of outstanding loan amounts or other obligations to us, we may be unable to enforce these rights or we may determine not to do so if we believe that doing so would be more detrimental than alternative approaches. If widespread default or nonpayment of outstanding obligations from our tenants, operators, or borrowers occurs at a time when terminating our agreements with them and replacing them would be difficult or impossible, we could elect instead to amend our agreements on materially less favorable terms to us. The failure of our tenants, operators, or borrowers to meet their financial and other contractual obligations to us could have a material adverse effect on our business, results of operations, and financial condition.
We may be negatively impacted by the insolvency or bankruptcy of one or more of our major tenants, operators, or borrowers.
A downturn in our tenants’, operators’, or borrowers’ businesses could lead to voluntary or involuntary bankruptcy or similar insolvency proceedings, including assignment for the benefit of creditors, liquidation, or winding-up. Bankruptcy and insolvency laws afford certain rights to a defaulting tenant, operator, or borrower that has filed for bankruptcy or reorganization that may render certain of our remedies unenforceable or, at the least, delay our ability to pursue such remedies and realize any related recoveries.

A debtor has the right to assume, or to assume and assign to a third party, or to reject its executory contracts and unexpired leases in a bankruptcy proceeding. If a debtor were to reject its leases with us, obligations under such rejected leases would cease. The claim against the rejecting debtor for remaining rental payments due under the lease would be an unsecured claim, which would be limited by the statutory cap set forth in the U.S. Bankruptcy Code. This statutory cap may be substantially less than the remaining rent actually owed under the lease. In addition, a debtor may also assert in bankruptcy proceedings that certain leases should be re-characterized as financing agreements, which could result in our being deemed a lender instead of a landlord. A lender’s rights and remedies, as compared to a landlord’s, generally are materially less favorable, and our rights as a lender may be subject to lower priority for payment under the U.S. Bankruptcy Code.
Furthermore, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing our remedies unless we first obtain relief from the court having jurisdiction over the bankruptcy case. This would effectively limit or delay our ability to collect unpaid rent or interest payments, and we may ultimately not receive any payment at all. In addition, we would likely be required to fund certain expenses and obligations (e.g., real estate taxes, insurance, debt costs, and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties, or transition our properties to a new tenant or operator.
If we are unable to transition affected properties, they would likely experience prolonged operational disruption, leading to lower occupancy rates and further depressed revenues. Publicity about the operator’s financial condition and insolvency proceeds may also negatively impact their and our reputations, decreasing customer demand and revenues. Any or all of these risks could have a material adverse effect on our revenues, results of operations, and cash flows. These risks could be magnified where we lease multiple properties to a single operator under a master lease, as an operator failure or default under a master lease would expose us to these risks across multiple properties.
We depend on real estate investments, particularly in the healthcare property sector, making us more vulnerable to a downturn or slowdown in that specific sector than if we were investing across multiple sectors.
We concentrate our investments in the healthcare property sector. A downturn or slowdown in this sector, such as occurred during the Covid pandemic, would have a greater adverse impact on our business than if we had investments across multiple sectors, and could negatively impact the ability of our tenants, operators, and borrowers to meet their obligations to us, as well as the ability to maintain historical rental and occupancy rates, which could have a material adverse effect on our business, results of operations, and financial condition. In addition, such downturns could have a material adverse effect on the value of our properties and our ability to sell properties at prices or on terms acceptable or favorable to us.
The illiquidity of our real estate investments may prohibit us from timely responding to economic or investment performance changes.
Our real estate investments can be relatively illiquid due to: (i) restrictions on our ability to sell properties under applicable REIT tax laws, (ii) other tax-related considerations, (iii) regulatory hurdles, and (iv) market conditions. As a result, we may be unable to recognize full value for any property that we seek to sell. Our inability to timely respond to economic or investment performance changes could have a material adverse effect on our business, results of operations, and financial condition.
Identifying and securing new or replacement tenants or operators can be time consuming and costly.
Healthcare properties can be highly customized, and the improvements generally required to conform a property to healthcare use are costly, sometimes tenant-specific, and may be subject to regulatory requirements. A new or replacement tenant or operator may require different features in a property, depending on that tenant’s or operator’s particular business. In addition, infrastructure improvements for life science properties typically are significantly more expensive than improvements to other property types due to the highly specialized nature of the properties and the greater lease square footage often required by life science tenants. Therefore, we may incur substantial expenditures to modify a life science property and experience delays before we are able to secure a new or replacement tenant or operator or to accommodate multiple tenants or operators, which may have a material adverse effect on our business, results of operations, and financial condition.
In addition, we may fail to identify suitable replacements or enter into leases, management agreements, or other arrangements with new tenants or operators on a timely basis or on terms as favorable to us as our current leases, if at all. We also may be required to fund certain expenses and obligations, such as real estate taxes, debt costs, insurance costs, and maintenance expenses, to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. In addition, we may incur certain obligations and liabilities, including obligations to indemnify the replacement tenant or operator. Identifying and securing new or replacement tenants or operators can be time consuming and costly, which could have a material adverse effect on our business, results of operations, and financial condition.

Property development, redevelopment, and tenant improvement risks can render a project less profitable or unprofitable and delay or prevent its undertaking or completion.
Our property development, redevelopment, and tenant improvement projects could be canceled, abandoned, delayed or, if completed, fail to perform in accordance with expectations due to, among other things:
•the inability to obtain financing on favorable terms or at all, or the lack of liquidity we deem necessary or appropriate for the project;
•legal and regulatory hurdles, including moratoriums on development and redevelopment activities;
•the failure to obtain, or costs associated with obtaining, necessary zoning, entitlements, and permits;
•cost increases; and
•other factors over which we have limited or no control, including: (i) changes in market and economic conditions; (ii) natural disasters and other catastrophic events; (iii) health crises or other pandemics; (iv) labor conditions, including a labor shortage or work stoppage; (v) shortages of construction materials; (vi) environmental conditions; or (vii) civil unrest and acts of war or terrorism.
Project costs may materially exceed original estimates due to, among other things:
•increased interest rates;
•increased costs for materials, transportation, environmental remediation, labor, or other inputs, including those caused by a shortage of construction materials or labor;
•negligent construction or construction defects;
•damage, vandalism, or accidents; and
•increased operating costs, including insurance premiums, utilities, real estate taxes, and costs of complying with changes in government regulations or increases in tariffs.
Delays in project completion also delay the commencement of related rental payments, including increases in rental payments following tenant improvement projects, and may provide tenants the right to terminate leases or cause us to incur additional costs, including through rent abatement.
Demand for a project may decrease prior to a project’s completion, and resulting lease-up rates, rental rates, lease commencement dates, and occupancy levels may fail to meet expectations. Tenants that have pre-leased at a project may file for bankruptcy or become insolvent, or elect to terminate their lease prior to delivery if they are acquired or for other reasons. Finally, a project may have defects that we do not discover through the inspection processes, including latent defects not discovered until after we put a property in service.
In addition, changes in federal, state, and local legislation and regulation on climate change could require increased capital expenditures to improve the energy efficiency or resiliency of our existing properties and increase the costs of new developments without a corresponding increase in revenue.
The foregoing risks could result in not achieving anticipated returns on investment and could have a material adverse effect on our business, results of operations, and financial condition.
Life science industry changes could have a material adverse effect on our business, results of operations and financial condition.
If economic, financial, regulatory, or industry conditions adversely affect the life science industry, we may be unable to lease or re-lease our life science properties in a timely manner or at favorable rates or with favorable terms. In addition, because life science property infrastructure improvements are typically significantly more costly than improvements to other property types due to their highly specialized nature, and life science tenants typically require greater lease square footage relative to medical office tenants, repositioning efforts would have a disproportionate adverse effect on our life science segment performance. Further, life science industry consolidation could reduce the rentable square footage requirements of our client tenants and prospective client tenants, which may adversely impact our revenues from lease payments. Finally, our life science investments could also be adversely affected if the life science industry migrates from the U.S. to other countries or to areas outside of our primary life science markets in the greater San Francisco, San Diego, and Boston areas.

Our life science tenants face significant regulation, funding requirements, and uncertainty.
Our life science tenants face substantial requirements for, and risks related to, the research, development, clinical testing, manufacture, and commercialization of their products and technologies, including:
•significant funding requirements, including for rent payments due to us;
•federal, state, and foreign regulatory approvals that may be costly or difficult to obtain, may take several years and be subject to delay, may not be obtained at all, require validation through clinical trials that may face delays or difficulties, or ultimately be unsuccessful;
•product and technology efficacy risks;
•acceptance risks among doctors and patients;
•significant regulatory and liability risks, including the possible later discovery of safety concerns and other defects and potential loss of approvals, competition from new products, and the expiration of patent protection;
•healthcare reforms and reimbursement policies of government or private healthcare payors, including pricing controls for prescription drug prices;
•intellectual property and technology risks under patent, copyright, and trade secret laws; and
•economic feasibility risks.
Our life science tenants’ ability to raise capital depends on the actual or perceived viability of their products and technologies, their financial and operating condition and outlook, and the overall financial, banking, and economic environment. If venture capital firms, private investors, the public markets, companies in the life science industry, the government, or other sources of funding are difficult to obtain or unavailable to support our tenants’ activities, including as a result of general economic conditions or adverse market conditions that negatively impact our tenants’ ability to raise capital, our tenants’ business would be adversely affected or could fail. If our life science tenants’ businesses are adversely affected, they may fail to make their rent payments to us, which could have a material adverse effect on our business, results of operations, and financial condition.
The hospitals on whose campuses our MOBs are located and their affiliated healthcare systems could fail to remain competitive or financially viable, which could adversely impact their ability to attract physicians and physician groups to our MOBs and our other properties that serve the healthcare industry.
The viability of hospitals depends on factors such as: (i) the quality and mix of healthcare services provided, (ii) competition for patients and physicians, (iii) demographic trends in the surrounding community, (iv) market position, (v) growth potential, and (vi) changes to the reimbursement system, as well as the ability of the affiliated healthcare systems to provide economies of scale and access to capital. In addition, hospitals could be negatively affected by widespread cancellations of elective procedures due to health and safety measures or otherwise. If a hospital whose campus is located near one of our MOBs is unable to meet its financial obligations, and if an affiliated healthcare system is unable to support that hospital or goes bankrupt, the hospital may be unable to successfully compete or could be forced to close or relocate, which could adversely impact its ability to attract physicians and other healthcare-related users. Because we rely on our proximity to, and affiliations with, these hospitals to create tenant demand for space in our MOBs, their inability to remain competitive or financially viable, or to attract physicians and physician groups, could adversely affect our MOB operations and have a material adverse effect on us.
We may be unable to develop, maintain, or expand hospital and health system client relationships.
We invest significant time in developing, maintaining, and expanding relationships with both new and existing hospital and health system clients. If we fail to maintain these relationships, including through a lack of responsiveness, failure to adapt to the current market, or employment of individuals with inadequate experience, our reputation and relationships will be harmed and we may lose business to competitors, which could have a material adverse effect on us.
We assume operational risks with respect to our senior housing properties managed in RIDEA structures that could have a material adverse effect on our business, results of operations, and financial condition.
Although the RIDEA structure gives us certain oversight approval rights (e.g., budgets and material contracts) and the right to review operational and financial reporting information, our operators are ultimately in control of the day-to-day business of the property. As a result, we have limited rights to direct or influence the business or operations of our CCRCs and in the properties owned by our SWF SH JV, all of which are under RIDEA structures, and we depend on our operators to operate these properties in a manner that complies with applicable law, minimizes legal risk, and maximizes the value of our investment.

Under a RIDEA structure, our TRS is ultimately responsible for all operational risks and other liabilities of the properties, other than those arising out of certain actions by our operator, such as gross negligence or willful misconduct. Operational risks include, and our resulting revenues therefore depend on, among other things: (i) occupancy rates; (ii) the entrance fees and rental rates charged to residents; (iii) the requirements of, or changes to, governmental reimbursement programs such as Medicare or Medicaid, to the extent applicable, including changes to reimbursement rates; (iv) our operators’ reputations and ability to attract and retain residents; (v) general economic conditions and market factors that impact seniors, including general inflationary pressures; (vi) competition from other senior housing providers; (vii) compliance with federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations and standards; (viii) litigation involving our properties or residents/patients; (ix) the availability and cost of general and professional liability insurance coverage or increases in insurance policy deductibles; and (x) the ability to control operating expenses.
Operators of our CCRCs and the SWF SH JV properties primarily depend on private sources for their revenues and the ability of their patients and residents to pay fees. Costs associated with independent and assisted living services are not generally reimbursable under governmental reimbursement programs such as Medicare and Medicaid. Accordingly, our operators of these properties depend on attracting seniors with appropriate levels of income and assets, which may be affected by many factors, including: (i) prevailing economic and market trends, including general inflationary pressures; (ii) consumer confidence; (iii) demographics; (iv) property condition and safety; (v) public perception about such properties; and (vi) social and environmental factors.
In addition, epidemics, pandemics, and severe flu seasons or any other widespread illness could result in early move-outs or delayed move-ins during quarantine periods or during periods when actual or perceived risks of such illnesses are heightened, and have reduced, and could continue to reduce, our operators’ revenues.
If our operators fail to effectively conduct operations on our behalf, or to maintain and improve our properties, it could adversely affect our business reputation as the owner of the properties, as well as the business reputation of our operators and their ability to attract and retain patients and residents in our properties, which could have a material adverse effect on our and our operators’ business, results of operations, and financial condition.
Economic conditions, natural disasters, weather, and other events or conditions that negatively affect geographic areas where we have concentrated investments could have a material adverse effect on our business, results of operations, and financial condition.
We are subject to increased exposure to adverse conditions affecting the geographies in which our properties are located, including: (i) downturns in local economies and increases in unemployment rates; (ii) changes in local real estate conditions, including increases in real estate taxes; (iii) increased competition; (iv) decreased demand; (v) changes in state and local legislation; and (vi) local climate events and natural disasters and other catastrophic events, such as pandemics, earthquakes, hurricanes, windstorms, flooding, wildfires, and mudslides and other physical climate risks, including water stress and heat stress. These risks could significantly disrupt our businesses in the region, harm our ability to compete effectively, result in increased costs, and divert management attention, any or all of which could have a material adverse effect on our business, results of operations, and financial condition.
In addition, significant climate changes in areas where we own property could result in extreme weather and changes in precipitation and temperature, all of which could result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. If changes in the climate have material effects, such as property destruction, or occur for extended periods, this could have a material adverse effect on business, results of operations and financial condition.
Uninsured or underinsured losses could result in a significant loss of capital invested in a property, lower than expected future revenues, and unanticipated expense.
A large number of our properties are located in areas exposed to earthquakes, hurricanes, windstorms, flooding, water stress, heat stress, and other common natural disasters and physical climate risks. In particular, (i) a significant portion of our life science development projects and approximately 67% of our life science portfolio (based on gross asset value as of December 31, 2022) was concentrated in California, which is known to be subject to earthquakes, wildfires, and other natural disasters, and (ii) approximately 69% of our CCRC portfolio (based on gross asset value as of December 31, 2022) was concentrated in Florida, which is known to be subject to hurricanes. While we maintain insurance coverage for earthquakes, fires, hurricanes, windstorms, floods, and other natural disasters and physical climate risks, we may be unable to purchase the limits and terms we desire on a commercially reasonable basis. We maintain earthquake insurance for our properties that are located in the vicinity of active earthquake zones in amounts and with deductibles we believe are commercially reasonable. Because of our significant concentration in the seismically active regions of South San Francisco, California, and San Diego, California, an earthquake in these areas could damage a significant portion of our life science portfolio. Similarly, a hurricane in Florida could damage a significant portion of our CCRC portfolio. As a result, aggregate deductible amounts may be material, and our insurance coverage may be materially insufficient to cover our losses. Furthermore, there are certain exposures for which we do not purchase insurance because we do not believe it is economically feasible to do so or there is no viable insurance market.

If one of our properties experiences a loss that is uninsured or that exceeds policy coverage limits, we could lose our investment in the damaged property as well as the anticipated future cash flows from such property. If the damaged property is subject to recourse indebtedness, we could continue to be liable for the indebtedness even if the property is irreparably damaged. In addition, even if damage to our properties is covered by insurance, a disruption of business caused by a casualty event may result in loss of revenues for us. Any business interruption insurance may not fully compensate the lender or us for such loss of revenue. Our insurance coverage does not include damages from business interruptions, loss of revenue or earnings or any related effects caused by pandemics, including the Covid pandemic. Generally, insurance coverage for pandemics has not been readily available and, if and when it does become available, may not be on commercially reasonable terms. Further, even if such coverage is available on commercially reasonable terms, we may be unable to receive insurance proceeds that would compensate us fully for our liabilities, costs, and expenses in the event of a pandemic.
Our CCRC and senior housing operators also face various forms of class-action lawsuits from time to time, such as wage and hour and consumer rights actions, which generally are not covered by insurance. These class actions could result in significant defense costs, as well as settlements or verdicts that materially decrease anticipated revenues from a property and can result in the loss of a portion or all of our invested capital. We may also incur significant out-of-pocket costs associated with legal proceedings or other claims from residents and patients at our properties. Any of the foregoing risks could have a material adverse effect on our business, results of operations, and financial condition.
Our use of joint ventures may limit our returns on and our flexibility with jointly owned investments.
From time to time, we develop, acquire, and/or recapitalize properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. Our participation in joint ventures is subject to risks that may not be present with other methods of ownership, including:
•our joint venture partners could have investment and financing goals that are inconsistent with our objectives, including the timing, terms, and strategies for any investments, and what levels of debt to incur or carry;
•because we lack sole decision-making authority, we could experience impasses or disputes relating to certain decisions, including budget approvals, acquisitions, sales of assets, debt financing, execution of lease agreements, and vendor approvals, which could result in delayed decisions and missed opportunities and could require us to expend additional resources on litigation or arbitration to resolve;
•our joint venture partners may have competing interests that create conflicts of interest in our markets;
•our ability to transfer our interest in a joint venture to a third party may be restricted;
•the market for our interest may be limited and/or valued lower than fair market value;
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
•our joint venture agreements may contain anti-competitive restrictions that impact certain of our non-joint venture assets and require us to manage the non-joint venture assets in a manner we otherwise would not; and
•our joint venture agreements may in certain circumstances grant our partners a right of first refusal to acquire certain of our non-joint venture assets.
In addition, in some instances, our joint venture partner will have the right to cause us to sell our interest, or acquire their interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest will be limited if we lack sufficient capital resources. This could require us to sell our interest in the joint venture when we might otherwise prefer to retain it. Any of the foregoing risks could have a material adverse effect on our business, results of operations, and financial condition.
Rent escalators or contingent rent provisions in our leases could hinder our profitability and growth.
We derive a significant portion of our revenues from leasing properties pursuant to leases that generally provide for fixed rental rates, subject to annual escalations. If inflation exceeds our annual escalations, as it often recently has, our growth and profitability may be limited.
Under certain leases, a portion of the tenant’s rental payment to us is based on the property’s revenues (i.e., contingent rent). If a tenant’s revenue at a rental property with contingent rent declines, our rental revenues would decrease.

Additionally, some of our leases provide that annual rent is modified based on changes in the Consumer Price Index or other thresholds (i.e., contingent rent escalators). If the Consumer Price Index does not increase or other applicable thresholds are not met, rental rates may not increase as anticipated or at all, which could hinder our profitability and growth. Furthermore, if economic conditions result in significant increases in the Consumer Price Index, but the escalations under our leases with contingent rent escalators are capped or the increase in the Consumer Price Index exceeds our tenants’ ability to pay, our growth and profitability also may be limited.
Competition may make it difficult to identify and purchase, or develop, suitable healthcare properties to grow our investment portfolio, to finance acquisitions on favorable terms, or to retain or attract tenants and operators.
We face significant competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers, and other institutional investors, some of whom may have greater resources and lower costs of capital than we do. Increased competition and resulting capitalization rate compression make it more challenging for us to identify and successfully capitalize on opportunities that meet our business goals and could improve the bargaining power of property owners seeking to sell, thereby impeding our investment, acquisition, and development activities. Similarly, our properties face competition for tenants and operators from other properties in the same market, which may affect our ability to attract and retain tenants and operators, or may reduce the rents we are able to charge. The failure to capitalize on our development pipeline, identify, and purchase a sufficient quantity of healthcare properties at favorable prices, finance acquisitions on commercially favorable terms, or attract and retain profitable tenants could have a material adverse effect on our business, results of operations, and financial condition.
We may be unable to successfully foreclose or exercise rights on the collateral securing our real estate-related loans and, even if we are successful in our foreclosure or realization efforts, we may be unable to successfully operate, occupy, or reposition the underlying real estate.
If a borrower defaults under one of our mortgages, we may look to foreclose on the loan or take additional actions, including acquiring title to the collateral via statutory or judicial foreclosure or commencing collection litigation. We may determine that substantial improvements or repairs to the property are necessary in order to maximize the property’s investment potential. In some cases, because our collateral consists of the equity interests in an entity that directly or indirectly owns the applicable real property or interests in other operating properties, we may not have full recourse with respect to assets of that entity, or that entity may have incurred unexpected liabilities, either of which would preclude us from fully recovering our investment. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against our exercise of enforcement or other remedies, and/or bring claims for lender liability in response to actions to enforce mortgage obligations. Because many of the properties securing our mortgage loans are licensed senior housing health care facilities, we would also need to navigate and comply with various healthcare regulatory matters in a variety of states in connection with any foreclosure effort. Foreclosure or collections-related costs, high loan-to-value ratios, healthcare regulatory issues or consents, or declines in the value of the property, may prevent us from realizing an amount equal to our mortgage balance upon foreclosure or conclusion of litigation, and we may be required to record a valuation allowance for such losses. Even if we are able to successfully foreclose on the collateral securing our real estate-related loans, we may acquire properties for which we may be unable to expeditiously secure tenants or operators, if at all, or that are burdened with healthcare regulatory compliance issues that need to be addressed, or we may acquire equity interests that we are unable to immediately resell or otherwise liquidate due to limitations under the securities laws, either of which would adversely affect our ability to fully recover our investment.
We may invest substantial resources and time in transactions that are not consummated.
We regularly review potential transactions in order to maximize stockholder value. Our review process may require significant management attention, and a potential transaction could be abandoned or rejected by us or the other parties involved after we expend significant resources and time.
We may not be able to successfully integrate or operate acquisitions, or may incur unanticipated liabilities.
Successful integration of acquired companies depends primarily on our ability to consolidate operations, systems, procedures, properties, and personnel, and to eliminate redundancies and reduce costs. We may encounter difficulties in these integrations. Potential difficulties associated with acquisitions include: (i) our ability to effectively monitor and manage our expanded portfolio of properties; (ii) the loss of key employees; (iii) the disruption of our ongoing business or that of the acquired entity; (iv) possible inconsistencies in standards, controls, procedures, and policies; and (v) the assumption of unexpected liabilities and claims, including:
•liabilities relating to the cleanup or remediation of undisclosed environmental conditions;
•unasserted claims of vendors, residents, patients, or other persons dealing with the seller;
•liabilities, claims, and litigation, whether or not incurred in the ordinary course of business, relating to periods prior to our acquisition;

•claims for indemnification by general partners, directors, officers, and others indemnified by the seller;
•claims for return of government reimbursement payments; and
•liabilities for taxes relating to periods prior to our acquisition.
In addition, acquired companies and their properties may fail to perform as expected, including with respect to estimated cost savings. Inaccurate assumptions regarding future rental or occupancy rates could result in overly optimistic estimates of future revenues. Similarly, we may underestimate future operating expenses or the costs necessary to bring properties up to standards established for their intended use or for property improvements.
If we have difficulties with any of these areas, or if we later discover additional liabilities or experience unforeseen costs relating to our acquired companies, we may not achieve the anticipated economic benefits from our acquisitions, and this may have a material adverse effect on our business, results of operations, and financial condition.
We may be affected by unfavorable resolution of litigation or disputes and rising liability and insurance costs as a result thereof or other market factors.
Our tenants, operators, property managers, and borrowers are from time to time parties to litigation, including, for example, disputes regarding the quality of care at healthcare properties. The effect of litigation may materially increase the costs incurred by our tenants, operators, property managers, and borrowers, including costs to monitor and report quality of care compliance. In addition, the cost of professional liability, medical malpractice, property, business interruption, and insurance policies can be significant and may increase or not be available at a reasonable cost or at all. Cost increases could cause our tenants and borrowers to be unable to make their lease or mortgage payments or fail to purchase the appropriate liability and malpractice insurance, or cause our borrowers to be unable to meet their obligations to us, potentially decreasing our revenues and increasing our collection and litigation costs. Cost increases could also lead our operators and property managers to increase the fees they charge, which could have a material adverse effect on our business, results of operations, and financial condition.
Furthermore, with respect to our CCRC properties and the properties in our SWF SH JV, all of which are operated in RIDEA structures, we directly bear the costs of any such increases in litigation, monitoring, reporting, and insurance due to our direct exposure to the cash flows of such properties. We are responsible for these claims, litigation, and liabilities, with limited indemnification rights against our operators, which are typically based on the gross negligence or willful misconduct by the operator. Although our leases provide us with certain information rights with respect to our tenants, one or more of our tenants may be or become party to pending litigation or investigation of which we are unaware or in which we do not have a right to participate or evaluate. In such cases, we would be unable to determine the potential impact of such litigation or investigation on our tenants or our business or results. Moreover, negative publicity of any of our operators’, property managers’, or tenants’ litigation, other legal proceedings or investigations may also negatively impact their and our reputation, resulting in lower customer demand and revenues, which could have a material adverse effect on our financial condition, results of operations, and cash flow.
We may also be named as defendants in lawsuits arising out of our alleged actions or the alleged actions of our tenants, operators, or property managers for which such tenants, operators, or property managers may have agreed to indemnify us. Unfavorable resolution of any such litigation or negative publicity as a result of such litigation could have a material adverse effect on our business, results of operations, and financial condition. Regardless of the outcome, litigation or other legal proceedings may result in substantial costs, disruption of our normal business operations, and the diversion of management attention. We may be unable to prevail in, or achieve a favorable settlement of, any pending or future legal action against us.
Even when a tenant or operator is obligated to indemnify us for liability incurred as a result of a lawsuit pursuant to the terms of its agreement with us, the tenant may fail to satisfy those obligations and, in such event, we would have to incur the costs that should have been covered by the tenant, operator, or property manager and to determine whether to expend additional resources to seek the contractually owed indemnity from that tenant, operator, or property manager, including potentially through litigation or arbitration. In some instances, we may decide not to enforce our indemnification rights if we believe that enforcement of such rights would be more detrimental to our business than alternative approaches. Regardless, such an event would divert management attention and may result in a disruption to our normal business operations, any or all of which could have an adverse effect on our business, results of operations, and financial condition.

Environmental compliance costs and liabilities associated with our real estate-related investments may be substantial and may materially impair the value of those investments.
Federal, state and local laws, ordinances, and regulations may require us, as a current or previous owner of real estate, to investigate and clean up certain hazardous or toxic substances released at a property. We may be held liable to a governmental entity or to third parties for injury or property damage and for investigation and cleanup costs incurred in connection with the contamination. The costs of cleanup and remediation could be substantial. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination, and/or impose fines and penalties on the property owner with respect to such contamination.
Although we currently carry environmental insurance on our properties in an amount that we believe is commercially reasonable and generally require our tenants and operators to indemnify us for environmental liabilities they cause, such liabilities could exceed the amount of our insurance, the financial ability of the tenant or operator to indemnify us, or the value of the contaminated property. As the owner of a site, we may also be held liable to third parties for damages and injuries resulting from environmental contamination emanating from the site. We may also experience environmental costs and liabilities arising from conditions not known to us or disrupted during development. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or paying personal injury or other claims or fines could be substantial and could have a material adverse effect on our business, results of operations, and financial condition. In addition, the presence of contamination or the failure to remediate contamination may materially adversely affect our ability to use, develop, sell, or lease the property or to borrow using the property as collateral.
We may be impacted by epidemics, pandemics, or other infectious diseases, including Covid, and health and safety measures intended to reduce their spread.
Epidemics, pandemics, or other infectious diseases, including the ongoing Covid pandemic and those caused by possible new variants, as well as both future widespread and localized outbreaks of infectious diseases and other health concerns, and the health and safety measures taken to reduce the spread or lessen the impact, could cause a material disruption to our industry or deteriorate the economy as a whole. The impacts of such events could be severe and far-reaching, and may impact our operations in several ways, including: (i) tenants could experience deteriorating financial conditions and be unable or unwilling to pay rent on time and in full; (ii) we may have to restructure tenants' obligations and may not be able to do so on terms that are favorable to us; (iii) inquiries and tours at our properties could decrease; (iv) move-ins and new tenanting efforts, and re-letting efforts could slow or stop altogether; (v) move-outs and potential early termination of leases thereunder could increase; (vi) operating expenses, including the costs of certain essential services or supplies, including payments to third-party contractors, service providers, and employees essential to ensure continuity in our building operations may increase; (vii) procedures normally conducted on our properties may be disrupted, adversely affecting the economic viability of our tenants; and (viii) costs of development, including expenditures for materials utilized in construction and labor essential to complete existing developments in progress, may increase substantially.
The loss or limited availability of our key personnel could disrupt or impair our operations.
We depend on the efforts of our executive officers for the success of our business. Although they are covered by our Executive Severance Plan and Change in Control Plan, which provide many of the benefits typically found in executive employment agreements, none of our executive officers have employment agreements with us. The loss or limited availability of the services of any of our executive officers, or our inability to recruit and retain qualified personnel, could, at least temporarily, disrupt, or impair our operations.
We rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure of that technology could harm our business.
We rely on information technology networks and systems to process, transmit, and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, and to maintain personal identifying information and tenant and lease data. We utilize software and cloud-based technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools, and monitoring to provide security for the processing, transmission, and storage of confidential tenant and customer data, including individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of our information systems, with multiple layers of controls around the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. The risk of security breaches has generally increased as the number, intensity, and sophistication of attacks and intrusions have increased, and we have seen a significant increase in cyber phishing attacks. The risk of security breaches has also increased under our hybrid work model. Furthermore, because our operators also rely on the Internet, information technology networks, systems, and software, some of our data may be vulnerable to cyber-attacks on our operators.

Security breaches of our or our operators’ networks and systems, including those caused by physical or electronic break-ins, computer viruses, malware, worms, attacks by hackers or foreign governments, disruptions from unauthorized access and tampering, including through social engineering such as phishing attacks, coordinated denial-of-service attacks, and similar breaches could result in, among other things: (i) system disruptions; (ii) shutdowns; (iii) unauthorized access to or disclosure of confidential information; (iv) misappropriation of our or our business partners’ proprietary or confidential information; (v) breach of our legal, regulatory, or contractual obligations; (vi) inability to access or rely upon critical business records or systems; or (vii) other delays in our operations. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. We may be required to expend significant financial resources to protect against or to remediate such security breaches. In addition, our technology infrastructure and information systems are vulnerable to damage or interruption from natural disasters, power loss, and telecommunications failures. Any failure to maintain proper function, security, and availability of our and our operators’ information systems and the data maintained in those systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties, harm our business relationships, or increase our security and insurance costs, which could have a material adverse effect on our business, financial condition, and results of operations.
Risks Related to Our Capital Structure and Market Conditions

Increased borrowing costs could materially adversely impact our ability to refinance existing debt, sell properties and conduct acquisition, investment, and development activities, and could cause our stock price to decline.
Increased borrowing costs and attendant negative impacts on our business can reduce the amount investors are willing to pay for our common stock. Because REIT stocks are often perceived as high-yield investments, investors may perceive less relative benefit to owning REIT stocks as borrowing costs increase.
Additionally, we have and may incur additional debt obligations that have variable interest rates and related payments that vary with the movement of certain indices. Recent increases in interest rates have increased interest costs for our variable rate debt and our new debt, and interest rates may continue to rise. These interest rates make the financing of any acquisition and development activity more costly. In addition, increased interest rates could decrease the amount third parties are willing to pay for our properties, thereby limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.
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
Decreases in cash available for distributions may result in us being unable to make dividend distributions at expected levels. Our failure to make distributions commensurate with market expectations would likely result in a decrease in the market price of our common stock. Further, all distributions are made at the discretion of our Board of Directors in accordance with Maryland law and depend on: (i) our earnings; (ii) our financial condition; (iii) debt and equity capital available to us; (iv) our expectations for future capital requirements and operating performance; (v) restrictive covenants in our financial or other contractual arrangements, including those in our credit facility agreement; (vi) maintenance of our REIT qualification; and (vii) other factors as our Board of Directors may deem relevant from time to time.
If access to external capital is unavailable on acceptable terms or at all, it could have a material adverse effect on our ability to meet commitments as they become due or make investments necessary to grow our business.
We periodically rely on external sources of capital (including debt and equity financing) to fulfill our capital requirements. The availability of external capital sources depends upon several factors, some of which we have little or no control over, including:
•general availability of capital, including less favorable terms, rising interest rates, and increased borrowing costs;
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
•issues facing the healthcare industry, including healthcare reform and changes in government reimbursement policies; and
•the performance of the national and global economies generally, including any economic downturn and volatility in the financial markets.
If access to capital is unavailable on acceptable terms or at all, it could have a material adverse impact on our ability to fund operations, repay or refinance our debt obligations, fund dividend payments, acquire properties, and make the investments in development and redevelopment activities, as well as capital expenditures, needed to grow our business.
Our level of indebtedness may increase and materially adversely affect our future operations.
Our outstanding indebtedness as of December 31, 2022 was approximately $6.5 billion. We may incur additional indebtedness, which may be substantial. Any significant additional indebtedness would likely negatively affect the credit ratings of our debt and require us to dedicate a substantial portion of our cash flow to interest and principal payments. Greater demands on our cash resources may reduce funds available to us to pay dividends, conduct development activities, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with comparatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures, or sell properties as needed.
Covenants in our debt instruments limit our operational flexibility, and breaches of these covenants could result in adverse actions by our creditors.
The terms of our current secured and unsecured debt instruments require us to comply with a number of customary financial and other covenants, such as maintaining leverage ratios, minimum tangible net worth requirements, REIT status, and certain levels of debt service coverage. Our ability to incur additional debt and to conduct business in general is subject to compliance with these covenants, which limits our operational flexibility. For example, mortgages on our properties contain customary covenants such as those that limit or restrict our ability, without the consent of the lender, to further encumber or sell the applicable properties, or to replace the applicable tenant or operator. Breaches of certain covenants may result in defaults under the mortgages on our properties and cross-defaults under certain of our other indebtedness, even if we satisfy our payment obligations to the respective obligee. Covenants that limit our operational flexibility, as well as defaults resulting from the breach of any of these covenants, could have a material adverse effect on our business, results of operations, and financial condition.
Volatility, disruption, or uncertainty in the financial markets may impair our ability to raise capital, obtain new financing or refinance existing obligations, and fund real estate and development activities.
Increased or prolonged market disruption, volatility, or uncertainty could have a material adverse effect on our ability to raise capital, obtain new financing or refinance our existing obligations as they mature, and fund real estate and development activities. Our lenders and other financial institutions could also require us to agree to more restrictive covenants, grant liens on our assets as collateral and/or accept other terms that are not commercially beneficial to us in order to obtain financing. One or more of our lenders under our credit facility could refuse or fail to fund their financing commitment to us as a result of lender liquidity and/or viability challenges, which financing commitments we may not be able to replace on favorable terms, or at all. Market volatility could also lead to significant uncertainty in the valuation of our investments and those of our joint ventures, which may result in a substantial decrease in the value of our properties and those of our joint ventures. As a result, we may be unable to recover the carrying amount of such investments and the associated goodwill, if any, which may require us to recognize impairment charges in earnings.

Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms.
Our credit ratings affect the amount and type of capital, as well as the terms of any financing we may obtain. The credit ratings of our senior unsecured debt are based on, among other things, our operating performance, liquidity and leverage ratios, overall financial position, level of indebtedness, and pending or future changes in the regulatory framework applicable to our operators and our industry. If we are unable to maintain our current credit ratings, we would likely incur higher borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. An adverse change in our outlook may ultimately lead to a downgrade in our credit ratings, which would trigger additional borrowing costs or other potentially negative consequences under our current credit facilities and debt instruments. Also, if our credit ratings are downgraded, or general market conditions were to ascribe higher risk to our ratings, our industry, or us, our access to capital and the cost of any future debt financing will be further negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. There is no guarantee that debt or equity financings will be available in the future to fund future acquisitions or general operating expenses, or that such financing will be available on terms consistent with our historical agreements or expectations.
Risks Related to the Regulatory Environment

Tenants, operators, and borrowers that fail to comply with federal, state, local, and international laws and regulations, including resident health and safety requirements, as well as licensure, certification and inspection requirements, may cease to operate or be unable to meet their financial and other contractual obligations to us.
Our tenants, operators, and borrowers across our segments are subject to or impacted by extensive, frequently changing federal, state, and local laws and regulations. See “Item 1, Business—Government Regulation, Licensing, and Enforcement—Healthcare Licensure and Certificate of Need” for a discussion of certain of these laws and regulations. Unannounced surveys, inspections, or audits occur frequently, including following a regulator’s receipt of a complaint about a facility, and these surveys, inspections, and audits can result in deficiencies and further adverse action. Our tenants’, operators’, or borrowers’ failure to comply with any of the laws, regulations, or requirements applicable to them could result in: (i) loss of accreditation; (ii) denial of reimbursement; (iii) imposition of fines; (iv) suspension or decertification from government healthcare programs; (v) civil liability; and (vi) in certain instances, suspension or denial of admissions, criminal penalties, loss of license, or closure of the property and/or the incurrence of considerable costs arising from an investigation or regulatory action, which may have an adverse effect on properties that we own and lease to a third party tenant in our Life Science and MOB segments, that we own and operate through a RIDEA structure in our CCRC segment or our SWF SH JV, or on which we hold a mortgage, and therefore may materially adversely impact us.
Furthermore, we are required under RIDEA to rely on our operators to oversee and direct these aspects of the properties’ operations to ensure compliance with applicable laws and regulations. If one or more of our healthcare properties fails to comply with applicable laws and regulations, our TRS would be responsible (except in limited circumstances, such as the gross negligence or willful misconduct of our operators, where we would have a contractual claim against them), which could subject our TRS to penalties including loss or suspension of licenses, certification or accreditation, exclusion from government healthcare programs (i.e., Medicare, Medicaid), administrative sanctions, and civil monetary penalties. Some states also reserve the right to sanction affiliates of a licensee when they take administrative action against the licensee, and require a licensee to report all healthcare-related administrative actions that have been brought against any of the licensee’s affiliates, even in other states. Additionally, when we receive individually identifiable health information relating to residents of our healthcare properties, we are subject to federal and state data privacy and security laws and rules, and could be subject to liability in the event of an audit, complaint, cybersecurity attack, or data breach. Furthermore, our TRS has exposure to professional liability claims that could arise out of resident claims, such as quality of care, and the associated litigation costs.

Required regulatory approvals can delay or prohibit transfers of our senior housing properties.
Transfers of senior housing properties, including in connection with the foreclosure of a real-estate secured loan, to successor owners or operators are typically subject to regulatory approvals or ratifications, including change of ownership approvals for licensure and Medicare / Medicaid (if applicable) that are not required for transfers of other types of commercial operations and other types of real estate. The sale of, or replacement of any operator at, our senior housing facilities, or the foreclosure of a loan secured by senior housing real estate, could be delayed by the regulatory approval process of any federal, state, or local government agency necessary for the transfer of the property or the replacement of the operator licensed to manage the property, during which time the property may experience performance declines. We may also elect to use an interim licensing structure to facilitate such transfers, which structure expedites the transfer by allowing a third party to operate under our license until the required regulatory approvals are obtained, but could subject us to fines or penalties if the third party fails to comply with applicable laws and regulations and fails to indemnify us for such fines or penalties pursuant to the terms of its agreement with us.
Compliance with the Americans with Disabilities Act and fire, safety, and other regulations may require us to make expenditures that adversely affect our cash flows.
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
In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes, and other land use regulations. New and revised regulations and codes may be adopted by governmental agencies and bodies and become applicable to our properties. For example, new safety laws for senior housing properties were adopted following the particularly damaging 2018 hurricane season. Compliance could require substantial capital expenditures, both for significant upgrades and for tenant relocations that may be necessary depending on the scope and duration of upgrades, and may restrict our ability to renovate our properties. These expenditures and restrictions could have a material adverse effect on our financial condition and cash flows.
Laws or regulations prohibiting eviction of our tenants, even on a temporary basis, could have a material adverse effect on our revenues if our tenants fail to make their contractual rent payments to us.
Various federal, state, and local governments have enacted, and may continue to enact, laws, regulations, and moratoriums or take other actions that could limit our ability to evict tenants until such laws, regulations, or moratoriums are reversed or lifted. In particular, several state and local governments implemented eviction moratoriums as a result of the Covid pandemic that applied to both residential and commercial tenants. Although these moratoriums have generally terminated or expired, federal, state, and local governments could enact moratoriums under similar circumstances in the future. While we generally have arrangements and other agreements that give us the right under specified circumstances to terminate a lease or evict a tenant for nonpayment of contractual rent, such laws, regulations and moratoriums may restrict our ability to begin eviction proceedings even where no rent or only partial rent is being paid. Further, under current laws and regulations, eviction proceedings for delinquent tenants are already costly and time-consuming, and, if there are existing backlogs or backlogs develop in courts due to higher than normal eviction proceedings, we may incur significant costs and it may take a significant amount of time to ultimately evict any tenant who is not meeting their contractual rent obligations. If we are restricted, delayed, or prohibited from evicting tenants for failing to make contractual rent payments, it may have a material adverse effect on our business, results of operations, and financial condition.
The requirements of, or changes to, governmental reimbursement programs such as Medicare or Medicaid may adversely affect our tenants’, operators’, and borrowers’ ability to meet their financial and other contractual obligations to us.
Certain of our tenants, operators, and borrowers, as well as our owned assets in the CCRC segment and SWF SH JV, are affected, directly or indirectly, by a complex set of federal, state, and local laws and regulations pertaining to governmental reimbursement programs, including the CARES Act and other similar relief legislation enacted as a result of the Covid pandemic. These laws and regulations are subject to frequent and substantial changes that are sometimes applied retroactively. See “Item 1, Business—Government Regulation, Licensing, and Enforcement.” For example, to the extent that our tenants, operators, or borrowers, or assets owned in our CCRC segment or through the SFW SH JV, receive a significant portion of their revenues from governmental payors, primarily Medicare and Medicaid, they are generally subject to, among other things:
•statutory and regulatory changes;
•retroactive rate adjustments and recoupment efforts;

•recovery of program overpayments or set-offs;
•federal, state, and local litigation and enforcement actions, including those relating to Covid and the failure to satisfy the terms and conditions of financial relief;
•administrative proceedings;
•policy interpretations;
•payment or other delays by fiscal intermediaries or carriers;
•government funding restrictions (at a program level or with respect to specific properties);
•reduced reimbursement rates under managed care contracts;
•changes in reimbursement rates, methods, or timing under governmental reimbursement programs;
•interruption or delays in payments due to any ongoing governmental investigations and audits at such properties; and
•reputational harm of publicly disclosed enforcement actions, audits, or investigations related to billing and reimbursements.
The failure to comply with the extensive laws, regulations and other requirements applicable to their business and the operation of our properties could result in, among other challenges: (i) becoming ineligible to receive reimbursement from governmental reimbursement programs or being compelled to repay amounts received, including under the CARES Act; (ii) becoming subject to prepayment reviews or claims for overpayments; (iii) bans on admissions of new patients or residents; (iv) civil or criminal penalties; and (v) significant operational changes, including requirements to increase staffing or the scope of care given to residents. These laws and regulations are enforced by a variety of federal, state, and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions.
We are unable to predict future changes to or interpretations of federal, state, and local statutes and regulations, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such statutes and regulations. Any changes in the regulatory framework or the intensity or extent of governmental or private enforcement actions could have a material adverse effect on our tenants, operators, borrowers, and/or assets.
Sometimes, governmental payors freeze or reduce payments to healthcare providers, or provide annual reimbursement rate increases that are smaller than expected, due to budgetary and other pressures. In addition, the federal government periodically makes changes in the statutes and regulations relating to Medicare and Medicaid reimbursement that may impact state reimbursement programs, particularly Medicaid reimbursement and managed care payments. We cannot make any assessment as to the ultimate timing or the effect that any future changes may have on our tenants’, operators’, and borrowers’ costs of doing business, or the cost of doing business for or the assets owned in our CCRC segment or through the SFW SH JV, and on the amount of reimbursement by government and other third-party payors. The failure of any of our tenants, operators, or borrowers to comply with these laws and regulations, and significant limits on the scope of services reimbursed, reductions in reimbursement rates and fees, or increases in provider or similar types of taxes, could materially adversely affect their ability to meet their financial and contractual obligations to us.
Furthermore, executive orders and legislation may amend the Patient Protection and Affordable Care Act, along with the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) and related regulations in whole or in part. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare system. For example, the Department of Health and Human Services has focused on tying Medicare payments to quality or value through alternative payment models, which generally aim to make providers attentive to the total costs of treatments. Medicare no longer reimburses hospitals for care related to certain preventable adverse events and imposes payment reductions on hospitals for preventable readmissions. These punitive approaches could be expanded to additional types of providers in the future. Additionally, the patient driven payment model utilized by the Centers for Medicare and Medicaid Services to calculate reimbursement rates for patients in skilled nursing properties (which is among the unit types in our CCRCs) could result in decreases in payments to our operators and tenants or increase our operators’ and tenants’ costs. If any such changes significantly and adversely affect our tenants’ or borrowers’ profitability, they could in turn negatively affect our tenants’ or borrowers’ ability and willingness to comply with the terms of their leases and/or loan documents with us and/or renew their leases with us upon expiration or repay their loans upon maturity, which could impact our business, prospects, financial condition, or results of operations.

We could be negatively impacted by legislation to address federal government operations and administrative decisions affecting the Centers for Medicare and Medicaid Services.
Congressional consideration of legislation pertaining to the federal debt ceiling, the Affordable Care Act, tax reform, and entitlement programs, including reimbursement rates for physicians, could have a material adverse effect on our tenants’, operators’, and borrowers’ liquidity, financial condition, or results of operations. In particular, reduced funding for entitlement programs such as Medicare and Medicaid would result in increased costs and fees for programs such as Medicare Advantage Plans and additional reductions in reimbursements to providers. Amendments to the Affordable Care Act in whole or in part and decisions by the Centers for Medicare and Medicaid Services could impact the delivery of services and benefits under Medicare, Medicaid, or Medicare Advantage Plans and could affect our tenants and operators and the manner in which they are reimbursed by such programs. Any shutdown of the federal government that delays or disrupts payments or any other material adverse effect on payments to our tenants, operators, or borrowers could adversely affect their ability to satisfy their obligations to us and could have a material adverse effect on us.
Our participation in the CARES Act Provider Relief Fund and other Covid-related stimulus and relief programs could subject us to disruptive government and financial audits and investigations, regulatory enforcement actions, civil litigation, and other claims, penalties, and liabilities.
Under the CARES Act and subsequent relief legislation, Congress has allocated more than $178 billion to eligible hospitals, physicians, and other health care providers through the Public Health and Social Services Emergency Fund (the “Provider Relief Fund” or “PRF”). The U.S. Department of Health and Human Services (“HHS”) has distributed PRF awards through various general and targeted distributions, including certain distributions that were paid automatically to providers, and others that required providers to submit requested data or applications. We and our senior housing operators (including operators of senior housing facilities that we have subsequently disposed of) have received relief funds through several distributions, both via automatic payments and also as a result of applications or other filings we submitted for PRF funds.
PRF funds are intended to reimburse eligible providers for unreimbursed health care-related expenses and lost revenues attributable to Covid and must be used only to prevent, prepare for, or respond to Covid. PRF funds received under certain targeted distributions, including the Nursing Home Infection Control Distribution, are further limited to specific uses. Additionally, the PRF program imposes certain distribution-specific eligibility criteria and requires recipients to comply with various terms and conditions. HHS has stated that compliance with PRF program terms and conditions is material to HHS’s decision to disburse PRF payments to recipients. PRF program terms and conditions include limitations and requirements governing use of PRF funds, implementation of controls, retention of records relating to PRF funds, audit and reporting to governmental authorities, and other PRF program requirements. HHS interpretation of these terms and requirements regarding eligibility, use of funds, audit, and reporting continues to evolve and there is a high degree of uncertainty surrounding interpretation and implementation, particularly among more complex corporate, transactional, and contractual relationships, including RIDEA structures and for organizations with multiple recipient subsidiaries. Accordingly, PRF guidance or HHS interpretations could change in ways that adversely impact the PRF funding we receive, our ability to retain PRF funding, or our eligibility to participate in the PRF program.
Changing PRF program requirements could reduce the amount of PRF funds we receive or are permitted to retain and could render us or our operators ineligible for future or previously received PRF funds. PRF reporting obligations and monitoring and compliance efforts could impose substantial costs, become overly burdensome, and require significant attention from leadership, disrupting our business and impeding our operations. Further, our current and former operators may not consistently use, account for, or document PRF and other relief funds, which may adversely impact availability of data and consistency in our reporting, including among current and former operators and across reporting periods. Ultimately, as PRF program requirements and interpretations continue to evolve, we may determine that we are unable to comply with certain terms and conditions, or that we are no longer eligible for some or all of the PRF payments we or our operators previously received. If we are unable to fully comply with applicable PRF terms and conditions, we may be required to return some or all PRF funds received and may be subject to further enforcement action.
Due to our and our operators’ participation in the PRF program, we may be subject to government and other audits and investigations related to our receipt and use of PRF funds. These audits and investigations also may impose substantial costs and disruptions. If the government determines that we failed to comply with PRF terms and conditions, related interpretative guidance, or applicable federal award requirements, or that our PRF applications and submissions were defective, PRF funds that we or our operators have received may be subject to recoupment and further enforcement actions could result. This could occur even if our interpretation of PRF program requirements was reasonable under the present or then-existing PRF guidance and HHS interpretations. Government audits and investigations also could result in other regulatory penalties or enforcement actions, including actions under the False Claims Act (“FCA”), which prohibits false claims for payments to, or improper retention of overpayments from, the government. FCA litigation could be asserted directly by the federal government, or on its behalf by private litigants as “whistleblowers.” Even if not meritorious, FCA litigation could impose significant costs and result in reputational damage and a disruption of our business.

Risks Related to Tax, Including REIT-Related Risks, and Our Jurisdiction of Incorporation

Loss of our tax status as a REIT would substantially reduce our available funds and would have materially adverse consequences for us and the value of our common stock.
Qualification as a REIT involves the application of numerous highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), for which there are limited judicial and administrative interpretations, as well as the determination of various factual matters and circumstances not entirely within our control. We intend to continue to operate in a manner that enables us to qualify as a REIT. However, our qualification and taxation as a REIT depend upon our ability to meet, through actual annual operating results, asset diversification, distribution levels, and diversity of stock ownership, the various qualification tests imposed under the Code.
For example, to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must make distributions to our stockholders aggregating annually to at least 90% of our REIT taxable income, excluding net capital gains. Rents we receive from a TRS in a RIDEA structure are treated as qualifying rents from real property for REIT tax purposes only if (i) they are paid pursuant to a lease of a “qualified healthcare property,” and (ii) the operator qualifies as an “eligible independent contractor,” as defined in the Code. If either of these requirements is not satisfied, then the rents will not be qualifying rents and we may not satisfy the REIT gross income requirement. Furthermore, new legislation, regulations, administrative interpretations, or court decisions could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is materially adverse to our stockholders. Accordingly, we cannot assure you that we have operated or will continue to operate in a manner so as to qualify or remain qualified as a REIT.
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
The present federal income tax treatment of REITs and various transactional structures that we utilize may be modified, possibly with retroactive effect, by legislative, judicial, or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with U.S. federal income taxation and REITs are constantly under review by persons involved in the legislative process, the U.S. Internal Revenue Service (the “IRS”) and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. We cannot predict how changes in the tax laws might affect our investors or us. Revisions in federal tax laws and interpretations thereof could significantly and negatively affect our ability to qualify as a REIT, as well as the tax considerations relevant to an investment in us, or could cause us to change our investments and commitments.
Potential deferred and contingent tax liabilities from corporate acquisitions could limit or delay future property sales.
If, during the five-year period beginning on the date we acquire certain companies, we recognize a gain on the disposition of any property acquired, then, to the extent of the excess of (i) the fair market value of such property as of the acquisition date, over (ii) our adjusted income tax basis in such property as of that date, we will be required to pay a corporate-level federal income tax on this gain at the highest regular corporate rate. These potential tax effects could limit or delay future property sales. In addition, the IRS may assert liabilities against us for income taxes of certain entities we acquire for taxable years prior to the time that we acquire such entities, in which case we will owe these taxes plus interest and penalties, if any.

There are uncertainties relating to the calculation of non-REIT tax earnings and profits (“E&P”) in certain acquisitions, which may require us to distribute E&P.
In order to remain qualified as a REIT, we are required to distribute to our stockholders all of the accumulated non-REIT E&P of certain companies that we acquire, prior to the close of the first taxable year in which the acquisition occurs. Failure to make such E&P distributions could result in our disqualification as a REIT. The determination of the amount to be distributed in such E&P distributions is a complex factual and legal determination. We may have less than complete information at the time we undertake our analysis, or we may interpret the applicable law differently from the IRS. We currently believe that we have satisfied the requirements relating to such E&P distributions. There are, however, substantial uncertainties relating to the determination of E&P, including the possibility that the IRS could successfully assert that the taxable income of the companies acquired should be increased, which could increase our non-REIT E&P. Thus, we might fail to satisfy the requirement that we distribute all of our non-REIT E&P by the close of the first taxable year in which the acquisition occurs. Although there are procedures available to cure a failure to distribute all of our E&P, we cannot now determine whether we will be able to take advantage of these procedures or the economic impact on us of doing so.
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
We are subject to the Maryland Business Combination Act (the “MBCA”) which provides that unless exempted, a Maryland corporation may not engage in certain business combinations with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. In addition to the restrictions on business combinations contained in the MBCA, our charter also requires that, except in certain circumstances, “business combinations” with a “related person” must be approved by the affirmative vote of the holders of at least 90% of our outstanding voting stock. These restrictions on business combinations may delay, defer, or prevent a change of control or other transaction even if such transaction involves a premium price for our common stock or our stockholders believe that such transaction is otherwise in their best interests.
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
•availability of security such as letters of credit, security deposits, and guarantees;
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
Properties

The following table summarizes our consolidated property and direct financing lease (“DFL”) investments, excluding investments classified as discontinued operations, as of and for the year ended December 31, 2022 (square feet and dollars in thousands):

Facility Location	Number of Facilities	Capacity(1)	Gross Asset Value(2)	Real Estate Revenues(3)	Operating Expenses
Life science:		(Sq. Ft.)
California	116	7,829	$5,687,333	$596,288	$(144,384)
Massachusetts	19	2,613	2,750,357	204,828	(61,506)
Other (2 States)	6	240	54,236	16,457	(3,253)
Total life science	141	10,682	$8,491,926	$817,573	$(209,143)
Medical office:		(Sq. Ft.)
Texas	73	7,601	$1,514,204	$212,591	$(72,310)
Pennsylvania	4	1,270	364,825	33,764	(14,913)
California	15	861	352,279	39,458	(18,036)
South Carolina	18	1,105	344,915	27,124	(5,188)
Colorado	18	1,311	344,223	43,220	(16,631)
Florida	26	1,553	316,166	42,949	(15,892)
Other (29 States)(4)	140	10,006	2,546,560	326,264	(110,339)
Total medical office	294	23,707	$5,783,172	$725,370	$(253,309)
CCRC:		(Units)
Florida	9	4,881	$1,330,325	$332,601	$(272,629)
Other (5 States)	6	2,302	606,198	169,099	(127,910)
Total CCRC	15	7,183	$1,936,523	$501,700	$(400,539)

Total properties	450		$16,211,621	$2,044,643	$(862,991)
_______________________________________
(1)Excludes capacity associated with developments.
(2)Represents gross real estate which includes the carrying amount of real estate after adding back accumulated depreciation and amortization. Excludes gross real estate related to life science assets held for sale of $68 million.
(3)Represents the combined amount of rental and related revenues, resident fees and services, income from DFLs, and government grant income.
(4)Real estate revenues includes income from DFLs for one leased property classified as a DFL which was sold during the first quarter of 2022.

Occupancy and Annual Rent Trends

The following table summarizes occupancy and average annual rent trends for our consolidated property and DFL investments for the years ended December 31 (average occupied square feet in thousands):

	2022	2021	2020
Life science:
Average occupancy percentage	98%	97%	96%
Average annual rent per square foot(1)	$71	$66	$63
Average occupied square feet	10,610	10,143	8,714
Medical office:
Average occupancy percentage	90%	90%	91%
Average annual rent per square foot(1)	$33	$31	$30
Average occupied square feet	21,472	21,046	20,225
CCRC:
Average occupancy percentage	82%	79%	81%
Average annual rent per occupied unit(1)	$84,664	$80,391	$80,772
Average occupied units	5,926	5,881	5,605
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
Tenant Lease Expirations

The following table shows tenant lease expirations for the next 10 years and thereafter at our consolidated properties, assuming that none of the tenants exercise any of their renewal or purchase options, and excludes properties in our CCRC segment and assets held for sale as of December 31, 2022 (dollars and square feet in thousands):

	Expiration Year
Segment	Total	2023(1)	2024	2025	2026	2027	2028	2029	2030	2031	2032	Thereafter
Life science:
Square feet	10,391	426	434	1,185	595	1,502	689	851	1,210	1,434	716	1,349
Base rent(2)	$577,446	$27,000	$29,065	$52,416	$25,919	$71,660	$36,699	$52,804	$80,566	$77,799	$46,268	$77,250
% of segment base rent	100	5	5	9	5	12	6	9	14	14	8	13
Medical office:
Square feet	21,486	2,517	2,383	4,646	1,791	1,809	1,920	1,285	1,150	1,576	1,348	1,061
Base rent(2)	$528,467	$68,969	$69,119	$93,238	$48,715	$47,585	$38,533	$33,233	$30,386	$37,707	$27,075	$33,907
% of segment base rent	100	13	13	18	9	9	7	6	6	7	5	7
Total:
Base rent(2)	$1,105,913	$95,969	$98,184	$145,654	$74,634	$119,245	$75,232	$86,037	$110,952	$115,506	$73,343	$111,157
% of total base rent	100	9	9	13	7	11	7	8	10	10	6	10
_______________________________________
(1)Includes month-to-month leases.
(2)The most recent month’s (or subsequent month’s, if acquired in the most recent month) base rent, including additional rent floors, annualized for 12 months. Base rent does not include tenant recoveries, additional rents in excess of floors, and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, and deferred revenues).

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
At January 27, 2023, we had 7,206 stockholders of record, and there were 270,018 beneficial holders of our common stock.
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

	Year Ended December 31,
	2022	2021	2020
Ordinary dividends(1)	$0.872948	$0.152336	$0.713864
Capital gains(2)(3)	0.183208	0.379960	0.529796
Nondividend distributions	0.143844	0.667704	0.236340
	$1.200000	$1.200000	$1.480000
______________________________________
(1)For the year ended December 31, 2022, all $0.872948 of ordinary dividends qualified as business income for purposes of Code Section 199A. For the year ended December 31, 2021, the amount includes $0.137064 of ordinary dividends qualified as business income for purposes of Code Section 199A and $0.015272 of qualified dividend income for purposes of Code Section 1(h)(11). For the year ended December 31, 2020, all $0.713864 of ordinary dividends qualified as business income for purposes of Code Section 199A.
(2)For the years ended December 31, 2022, 2021, and 2020, the amount includes $0.017760, $0.379960, and $0.221420, respectively, of Unrecaptured Section 1250 gain. Pursuant to Treasury Regulation Section 1.1061-6(c), we are disclosing additional information related to the capital gain dividends for purposes of Section 1061 of the Code. Code Section 1061 is generally applicable to direct and indirect holders of “applicable partnership interests.” For the year ended December 31, 2022, the “One Year Amounts” and “Three Year Amounts” are 89.6708% of the total capital gain distributions and the remaining capital gain distributions are attributable to Code Section 1231 gains, which are not subject to Code Section 1061. For the years ended December 31, 2021 and 2020, the “One Year Amounts” and “Three Year Amounts” are each zero, since all capital gains relate to Code Section 1231 gains.
(3)For the years ended December 31, 2022, 2021, and 2020, 10.3292%, 100%, and 100%, respectively, of the capital gain distributions represent gains from dispositions of U.S. real property interests pursuant to Code Section 897 for foreign shareholders.
On February 1, 2023, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.30 per share. The common stock dividend will be paid on February 23, 2023 to stockholders of record as of the close of business on February 9, 2023.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of our common stock made by or on our behalf during the quarter ended December 31, 2022.

Period Covered	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
October 1-31, 2022	4,853	$22.92	—	$444,018,701
November 1-30, 2022	3,256	24.01	—	444,018,701
December 1-31, 2022	244	25.49	—	444,018,701
	8,353	$23.42	—	$444,018,701
_______________________________________
(1)Represents shares of our common stock withheld under our equity incentive plans to offset tax withholding obligations that occur upon vesting of restricted stock units. The value of the shares withheld is based on the closing price of our common stock on the last trading day prior to the date the relevant transaction occurred.
(2)On August 1, 2022, our Board of Directors approved a share repurchase program under which we may acquire shares of our common stock in the open market up to an aggregate purchase price of $500 million (the “Share Repurchase Program”). Purchases of common stock under the Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The Share Repurchase Program expires in August 2024 and may be suspended or terminated at any time without prior notice. In August 2022, we repurchased 2.1 million shares of our common stock at a weighted average price of $27.16 per share. During the fourth quarter of 2022, there were no repurchases; therefore, at December 31, 2022, $444 million of our common stock remained available for repurchase under the Share Repurchase Program. Amounts do not include the shares of our common stock withheld under our equity incentive plans to offset tax withholding obligations as discussed in footnote 1.

Performance Graph

The graph and table below compare the cumulative total return of Healthpeak, the S&P 500 Index, and the Equity REIT Index of Nareit, from January 1, 2018 to December 31, 2022. Total cumulative return is based on a $100 investment in Healthpeak common stock and in each of the indices at the close of trading on December 29, 2017 and assumes quarterly reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG S&P 500, EQUITY REITS AND HEALTHPEAK PROPERTIES, INC.
RATE OF RETURN TREND COMPARISON
JANUARY 1, 2018–DECEMBER 31, 2022
(JANUARY 1, 2018 = $100)
Performance Graph Total Stockholder Return

$250
$200
$150
$100
$50
$0
01/01/18
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
FTSE Nareit Equity REIT Index
S&P 500
Healthpeak Properties, Inc.

	December 31,
	2018	2019	2020	2021	2022
FTSE Nareit Equity REIT Index	$95.96	$123.46	$117.14	$165.51	$124.22
S&P 500	95.61	125.70	148.81	191.48	156.77
Healthpeak Properties, Inc.	113.68	146.78	135.52	167.70	121.58

ITEM 6.    [Reserved]
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information set forth in this Item 7 is intended to provide readers with an understanding of our financial condition, changes in financial condition, and results of operations. This section generally discusses the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 9, 2022.
We will discuss and provide our analysis in the following order:
•Market Trends and Uncertainties
•Overview of Transactions
•Dividends
•Results of Operations
•Liquidity and Capital Resources
•Non-GAAP Financial Measures Reconciliations
•Critical Accounting Estimates
•Recent Accounting Pronouncements
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
We have also been affected by significant inflation in construction costs over the past couple of years, which, together with rising costs of capital, have negatively affected the expected yields on our development and redevelopment projects. In addition, labor shortages and global supply chain disruptions, including procurement delays and long lead times on certain materials, have adversely impacted and could continue to adversely impact the scheduled completion and/or costs of these projects.
Further, the full, long-term economic impact of the Covid pandemic on the operations of our CCRCs and the senior housing facilities owned by our SWF SH JV remains uncertain. Many factors cannot be predicted and will remain unpredictable, including the impact, duration, and severity of new variants and outbreaks. Due to these uncertainties, at this time, we are not able to estimate the full impact of Covid on our consolidated financial position, results of operations, and cash flows in the future.
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
See “Item 1A, Risk Factors” in this report for additional discussion of the risks posed by macroeconomic conditions and the Covid pandemic, as well as the uncertainties we and our tenants, operators, and borrowers may face as a result.

Overview of Transactions
South San Francisco Joint Ventures
On August 1, 2022, we sold a 30% interest in seven life science assets in South San Francisco, California to a sovereign wealth fund for cash of $126 million.
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
Northwest Medical Plaza
In May 2022, we acquired one MOB in Bentonville, Arkansas for $26 million.
Concord Avenue Land Parcels
In December 2022, we closed a life science acquisition in Cambridge, Massachusetts for $18 million.
Land Parcel Acquisition Subsequent to Year-End
In January 2023, we closed a life science acquisition in Cambridge, Massachusetts for $9 million.
Other Real Estate Transactions
•During the year ended December 31, 2022, we sold one life science facility in Utah for $14 million.
•During the year ended December 31, 2022, we sold our remaining hospital under a direct financing lease (“DFL”) for $68 million.
•During the year ended December 31, 2022, we sold five MOBs and one MOB land parcel for $36 million.
•In January 2023, we sold two life science facilities in Durham, North Carolina for $113 million.
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
•In August 2022, we entered into two forward-starting interest rate swap instruments that are designated as cash flow hedges that effectively establish a fixed interest rate for the 2022 Term Loan Facilities.
•In August 2022, our Board of Directors approved the Share Repurchase Program under which we may acquire shares of our common stock in the open market up to an aggregate purchase price of $500 million. During the year ended December 31, 2022, we repurchased 2.1 million shares of our common stock under our Share Repurchase Program at a weighted average price of $27.16 per share for a total of $56 million.
•In December 2022, we settled all 9.1 million shares previously outstanding under forward contracts under our ATM Program (as defined below) at a weighted average net price of $34.01 per share, after commissions, resulting in net proceeds of $308 million.
•In January 2023, we completed a public offering of $400 million aggregate principal amount of 5.25% senior unsecured notes due in 2032.

Development and Redevelopment Activities
•During the year ended December 31, 2022, the following projects were placed in service: (i) three MOB development projects with total costs of $58 million, (ii) three MOB redevelopment projects with total costs of $32 million, (iii) four life science development projects with total costs of $317 million, (iv) two life science redevelopment projects with total costs of $104 million, and (v) a portion of two life science development projects with total costs of $193 million.
Dividends
Quarterly cash dividends paid during 2022 aggregated to $1.20 per share. On February 1, 2023, our Board of Directors declared a quarterly cash dividend of $0.30 per common share. The dividend will be paid on February 23, 2023 to stockholders of record as of the close of business on February 9, 2023.
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

Same-Store
Same-Store NOI and Adjusted (Cash) NOI information allows us to evaluate the performance of our property portfolio under a consistent population by eliminating changes in the composition of our portfolio of properties, excluding properties within the other non-reportable segments. We include properties from our consolidated portfolio, as well as properties owned by our unconsolidated joint ventures in Same-Store NOI and Adjusted NOI (see NOI definition above for further discussion regarding our use of pro-rata share information and its limitations). Same-Store Adjusted NOI excludes amortization of deferred revenue from tenant-funded improvements and certain non-property specific operating expenses that are allocated to each operating segment on a consolidated basis.
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

FFO as Adjusted. In addition, we present Nareit FFO on an adjusted basis before the impact of non-comparable items including, but not limited to, transaction-related items, other impairments (recoveries) and other losses (gains), restructuring and severance-related charges, prepayment costs (benefits) associated with early retirement or payment of debt, litigation costs (recoveries), casualty-related charges (recoveries), foreign currency remeasurement losses (gains), deferred tax asset valuation allowances, and changes in tax legislation (“FFO as Adjusted”). These adjustments are net of tax, when applicable. Transaction-related items include transaction expenses and gains/charges incurred as a result of mergers and acquisitions and lease amendment or termination activities. Prepayment costs (benefits) associated with early retirement of debt include the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of debt. Other impairments (recoveries) and other losses (gains) include interest income associated with early and partial repayments of loans receivable and other losses or gains associated with non-depreciable assets including goodwill, DFLs, undeveloped land parcels, and loans receivable. Management believes that FFO as Adjusted provides a meaningful supplemental measurement of our FFO run-rate and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. At the same time that Nareit created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe stockholders, potential investors, and financial analysts who review our operating performance are best served by an FFO run-rate earnings measure that includes certain other adjustments to net income (loss), in addition to adjustments made to arrive at the Nareit defined measure of FFO. FFO as Adjusted is used by management in analyzing our business and the performance of our properties and we believe it is important that stockholders, potential investors, and financial analysts understand this measure used by management. We use FFO as Adjusted to: (i) evaluate our performance in comparison with expected results and results of previous periods, relative to resource allocation decisions, (ii) evaluate the performance of our management, (iii) budget and forecast future results to assist in the allocation of resources, (iv) assess our performance as compared with similar real estate companies and the industry in general, and (v) evaluate how a specific potential investment will impact our future results. Other REITs or real estate companies may use different methodologies for calculating an adjusted FFO measure, and accordingly, our FFO as Adjusted may not be comparable to those reported by other REITs. For a reconciliation of net income (loss) to Nareit FFO and FFO as Adjusted and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.

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
Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021
Overview(1)

2022 and 2021
The following table summarizes results for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Net income (loss) applicable to common shares	$497,792	$502,271	$(4,479)
Nareit FFO	895,166	604,726	290,440
FFO as Adjusted	940,933	870,645	70,288
AFFO	783,702	727,870	55,832
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
•a decrease in gains on sale of depreciable real estate, primarily related to the Hoag Hospital sale in May 2021;

•an increase in general and administrative expenses, primarily as a result of: (i) severance-related charges associated with the departures of our former Chief Executive Officer and our former Chief Legal Officer and General Counsel in the fourth quarter of 2022 and (ii) charges incurred in connection with the downsizing of our corporate headquarters in Denver, Colorado;
•an increase in depreciation, primarily as a result of: (i) development and redevelopment projects placed in service during 2021 and 2022 and (ii) 2021 and 2022 acquisitions of real estate;
•an increase in interest expense, primarily as a result of: (i) higher interest rates under the commercial paper program and (ii) borrowings under the 2022 Term Loan Facilities;
•a decrease in interest income primarily as a result of principal repayments on and sales of loans receivable in 2021 and 2022;
•expenses incurred in 2022 for tenant relocation and other costs associated with the demolition of an MOB;
•an increase in loan loss reserves in 2022 primarily due to macroeconomic conditions and increased interest rates; and
•casualty-related charges during 2022.
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
•a gain on sale of a hospital under a DFL that was sold in the first quarter of 2022; and
•fewer impairment charges on depreciable real estate.
Nareit FFO increased primarily as a result of the aforementioned events impacting net income (loss) applicable to common shares, except for the following, which are excluded from Nareit FFO:
•depreciation and amortization expense;
•gain on sales of depreciable real estate;
•gain upon change of control; and
•impairment charges related to depreciable real estate.
FFO as Adjusted increased primarily as a result of the aforementioned events impacting Nareit FFO, except for the following, which are excluded from FFO as Adjusted:
•goodwill impairment charges related to the disposition of our senior housing portfolios, included in income from discontinued operations;
•the gain on sale of a hospital under a DFL;
•the expenses for tenant relocation and other costs associated with the demolition of an MOB;
•the charges incurred in connection with the downsizing of our corporate headquarters in Denver, Colorado;
•loan loss reserves;
•loss on debt extinguishment;
•severance-related charges; and
•casualty-related charges.
AFFO increased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents, which is excluded from AFFO. The increase was partially offset by lower AFFO capital expenditures.

Segment Analysis
The following tables provide selected operating information for our Same-Store and total property portfolio for each of our reportable segments. For the year ended December 31, 2022, our Same-Store consists of 376 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2021 and that remained in operations under a consistent reporting structure through December 31, 2022. Our total property portfolio consisted of 480 and 484 properties at December 31, 2022 and 2021, respectively.

Life Science

2022 and 2021
The following table summarizes results at and for the years ended December 31, 2022 and 2021 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Year Ended December 31,			Year Ended December 31,
	2022	2021	Change	2022	2021	Change
Rental and related revenues	$599,062	$557,518	$41,544	$817,573	$715,844	$101,729
Healthpeak’s share of unconsolidated joint venture total revenues	14,157	12,570	1,587	9,921	5,757	4,164
Noncontrolling interests’ share of consolidated joint venture total revenues	(102)	(97)	(5)	(268)	(292)	24
Operating expenses	(149,399)	(129,212)	(20,187)	(209,143)	(169,044)	(40,099)
Healthpeak’s share of unconsolidated joint venture operating expenses	(3,043)	(2,788)	(255)	(2,883)	(1,836)	(1,047)
Noncontrolling interests’ share of consolidated joint venture operating expenses	33	26	7	87	87	—
Adjustments to NOI(2)	(36,837)	(34,665)	(2,172)	(62,754)	(46,589)	(16,165)
Adjusted NOI	$423,871	$403,352	$20,519	552,533	503,927	48,606
Less: non-SS Adjusted NOI				(128,662)	(100,575)	(28,087)
SS Adjusted NOI				$423,871	$403,352	$20,519
Adjusted NOI % change			5.1%
Property count(3)	113	113		149	150
End of period occupancy	98.7%	96.6%		98.9%	96.6%
Average occupancy	98.7%	97.5%		98.7%	96.9%
Average occupied square feet	8,442	8,191		10,727	10,266
Average annual total revenues per occupied square foot(4)	$69	$65		$72	$66
Average annual base rent per occupied square foot(5)	$53	$51		$55	$50
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
(3)From our 2021 presentation of Same-Store, we added: (i) six stabilized developments placed in service, (ii) five stabilized acquisitions, and (iii) four stabilized redevelopments placed in service, and we removed: (i) seven life science facilities that were placed into redevelopment, (ii) one life science facility related to a significant tenant relocation, and (iii) one life science facility that was classified as held for sale.
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
Same-Store Adjusted NOI increased primarily as a result of the following:
•annual rent escalations;
•higher occupancy; and
•new leasing activity; partially offset by
•higher operating expenses.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:
•an increase in NOI from (i) increased occupancy in developments and redevelopments placed in service in 2021 and 2022 and (ii) acquisitions in 2021.

Medical Office

2022 and 2021
The following table summarizes results at and for the years ended December 31, 2022 and 2021 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Year Ended December 31,			Year Ended December 31,
	2022	2021	Change	2022	2021	Change
Rental and related revenues	$588,643	$563,088	$25,555	$724,202	$662,540	$61,662
Income from direct financing leases	—	—	—	1,168	8,702	(7,534)
Healthpeak’s share of unconsolidated joint venture total revenues	2,899	2,792	107	2,999	2,882	117
Noncontrolling interests’ share of consolidated joint venture total revenues	(35,089)	(34,235)	(854)	(35,717)	(35,363)	(354)
Operating expenses	(196,593)	(184,887)	(11,706)	(253,309)	(223,383)	(29,926)
Healthpeak’s share of unconsolidated joint venture operating expenses	(1,178)	(1,174)	(4)	(1,178)	(1,174)	(4)
Noncontrolling interests’ share of consolidated joint venture operating expenses	10,317	9,855	462	10,317	10,071	246
Adjustments to NOI(2)	(7,968)	(8,454)	486	(15,513)	(11,118)	(4,395)
Adjusted NOI	$361,031	$346,985	$14,046	432,969	413,157	19,812
Less: non-SS Adjusted NOI				(71,938)	(66,172)	(5,766)
SS Adjusted NOI				$361,031	$346,985	$14,046
Adjusted NOI % change			4.0%
Property count(3)	248	248		297	300
End of period occupancy	91.4%	91.6%		90.2%	90.3%
Average occupancy	91.4%	91.5%		89.9%	90.0%
Average occupied square feet	18,499	18,517		21,685	21,075
Average annual total revenues per occupied square foot(4)	$32	$31		$34	$31
Average annual base rent per occupied square foot(5)	$27	$26		$27	$27
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
(3)From our 2021 presentation of Same-Store, we added: (i) 10 stabilized acquisitions and (ii) 3 stabilized redevelopments placed in service, and we removed: (i) 2 MOBs that were sold and (ii) 1 MOB that was placed into redevelopment.
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
Same-Store Adjusted NOI increased primarily as a result of the following:
•mark-to-market lease renewals;
•annual rent escalations; and
•higher parking income and percentage-based rents; partially offset by
•higher operating expenses.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned increases to Same-Store and the following Non-Same-Store impacts:
•increased NOI from our 2021 and 2022 acquisitions;
•increased occupancy in former redevelopment and development properties that have been placed in service; partially offset by
•decreased NOI from our 2021 and 2022 dispositions.

Continuing Care Retirement Community

2022 and 2021
The following table summarizes results at and for the years ended December 31, 2022 and 2021 (dollars in thousands, except per unit data):

	SS			Total Portfolio
	Year Ended December 31,			Year Ended December 31,
	2022	2021	Change	2022	2021	Change
Resident fees and services	$494,935	$471,325	$23,610	$494,935	$471,325	$23,610
Government grant income(1)	6,765	1,412	5,353	6,765	1,412	5,353
Healthpeak’s share of unconsolidated joint venture total revenues	—	—	—	—	6,903	(6,903)
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	—	380	200	180
Operating expenses	(398,915)	(378,919)	(19,996)	(400,539)	(380,865)	(19,674)
Healthpeak’s share of unconsolidated joint venture operating expenses	—	—	—	—	(6,639)	6,639
Adjustments to NOI(2)	2,300	3,476	(1,176)	2,300	3,241	(941)
Adjusted NOI	$105,085	$97,294	$7,791	103,841	95,577	8,264
Less: non-SS Adjusted NOI				1,244	1,717	(473)
SS Adjusted NOI				$105,085	$97,294	$7,791
Adjusted NOI % change			8.0%
Property count(3)	15	15		15	15
Average occupancy	81.6%	79.2%		81.6%	79.1%
Average occupied units(4)	5,926	5,881		5,926	6,002
Average annual rent per occupied unit	$84,661	$80,384		$84,725	$79,954
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
(3)From our 2021 presentation of Same-Store, we added 13 properties that previously experienced an operator transition.
(4)Represents average occupied units as reported by the operators for the twelve-month period. The Total Portfolio decrease in average occupied units for the period is primarily a result of decommissioned senior nursing facility beds.
Same-Store Adjusted NOI and Total Portfolio Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees;
•increased government grant income received under the CARES Act; and
•lower Covid-related expenses; partially offset by
•higher costs of labor, food, and repairs and maintenance.

Other Income and Expense Items

The following table summarizes results of our other income and expense items for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Interest income	$23,300	$37,773	$(14,473)
Interest expense	172,944	157,980	14,964
Depreciation and amortization	710,569	684,286	26,283
General and administrative	131,033	98,303	32,730
Transaction costs	4,853	1,841	3,012
Impairments and loan loss reserves (recoveries), net	7,004	23,160	(16,156)
Gain (loss) on sales of real estate, net	9,078	190,590	(181,512)
Gain (loss) on debt extinguishments	—	(225,824)	225,824
Other income (expense), net	326,268	6,266	320,002
Income tax benefit (expense)	4,425	3,261	1,164
Equity income (loss) from unconsolidated joint ventures	1,985	6,100	(4,115)
Income (loss) from discontinued operations	2,884	388,202	(385,318)
Noncontrolling interests’ share in continuing operations	(15,975)	(17,851)	1,876
Noncontrolling interests’ share in discontinued operations	—	(2,539)	2,539
Interest income
Interest income decreased for the year ended December 31, 2022 primarily as a result of principal repayments on and sales of loans receivable in 2021 and 2022.
Interest expense
Interest expense increased for the year ended December 31, 2022 primarily as a result of: (i) higher interest rates under the commercial paper program and (ii) borrowings under the 2022 Term Loan Facilities. The increase in interest expense for the year ended December 31, 2022 was partially offset by: (i) repayment of a term loan in the third quarter of 2021 and (ii) senior unsecured notes repurchases and redemptions in the first and second quarters of 2021.
Depreciation and amortization expense
Depreciation and amortization expense increased for the year ended December 31, 2022 primarily as a result of: (i) development and redevelopment projects placed in service during 2021 and 2022 and (ii) assets acquired during 2021 and 2022. The increase in depreciation and amortization expense for the year ended December 31, 2022 was partially offset by: (i) lower depreciation related to the deconsolidation of seven previously consolidated life science assets in South San Francisco, California and (ii) dispositions of real estate in 2021 and 2022.
General and administrative expense
General and administrative expenses increased for the year ended December 31, 2022 primarily as a result of: (i) severance-related charges associated with the departures of our former Chief Executive Officer and our former Chief Legal Officer and General Counsel in the fourth quarter of 2022 and (ii) charges incurred in connection with the downsizing of our corporate headquarters in Denver, Colorado.
Transaction costs
Transaction costs increased for the year ended December 31, 2022 primarily as a result of expenses associated with our corporate reorganization into an Umbrella Partnership Real Estate Investment Trust which is expected to occur in February 2023.

Impairments and loan loss reserves (recoveries), net
Impairments and loan loss reserves (recoveries), net decreased for the year ended December 31, 2022 primarily as a result of impairment charges on depreciable real estate recognized in 2021 with no impairment charges recognized during 2022, partially offset by an increase in loan loss reserves under the current expected credit losses model due to macroeconomic conditions and increased interest rates.
Gain (loss) on sales of real estate, net
Gain on sales of real estate, net decreased during the year ended December 31, 2022 primarily as a result of the $172 million gain on sale of Hoag Hospital in May 2021. Refer to Note 5 to the Consolidated Financial Statements for additional information regarding dispositions of real estate and the associated gain (loss) on sales recognized.
Gain (loss) on debt extinguishments
Loss on debt extinguishments decreased for the year ended December 31, 2022 as a result of the repurchase and redemption of certain outstanding senior notes in the first and second quarters of 2021 with no repurchases or redemptions during 2022.
Other income (expense), net
Other income, net increased for the year ended December 31, 2022 primarily as a result of: (i) a gain upon change of control related to the sale of a 30% interest and deconsolidation of seven previously consolidated life science assets in South San Francisco, California, (ii) a gain on sale of a hospital under a DFL, and (iii) an increase in government grant income received under the CARES Act in 2022. The increase in other income, net during the year ended December 31, 2022 was partially offset by: (i) expenses incurred in 2022 for tenant relocation and other costs associated with the demolition of an MOB and (ii) casualty losses from a hurricane in the third quarter of 2022.
Income tax benefit (expense)
Income tax benefit increased for the year ended December 31, 2022 primarily as a result of: (i) the tax impact of casualty losses from a hurricane in the third quarter of 2022 and (ii) the tax impact of operating losses on our CCRC portfolio, partially offset by the tax impact of higher government grant income received under the CARES Act in 2022.
Equity income (loss) from unconsolidated joint ventures
Equity income from unconsolidated joint ventures decreased for the year ended December 31, 2022 as a result of increased net losses primarily due to the South San Francisco JVs transaction in 2022.
Income (loss) from discontinued operations
Income from discontinued operations decreased for the year ended December 31, 2022 primarily as a result of: (i) decreased gain on sales of real estate from the completion of dispositions of our senior housing portfolios and (ii) a decline in government grant income received under the CARES Act for our senior housing portfolio. The decrease in income from discontinued operations during the year ended December 31, 2022 was partially offset by decreased impairment charges on depreciable real estate and goodwill.
Noncontrolling interests’ share in continuing operations
Noncontrolling interests’ share in continuing operations decreased for the year ended December 31, 2022 primarily as a result of a gain on sale of an MOB in a consolidated partnership during 2021.
Noncontrolling interests’ share in discontinued operations
Noncontrolling interests’ share in discontinued operations decreased for the year ended December 31, 2022 as a result of the completion of our dispositions of our senior housing portfolios.

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
•issuance of additional debt, including unsecured notes, term loans, and mortgage debt; and/or
•issuance of common or preferred stock or its equivalent under the ATM Program (as defined below).
Our ability to access the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. Our 2022 Term Loan Facilities accrue interest at adjusted Secured Overnight Financing Rate (“SOFR”) administered by the Federal Reserve Bank of New York plus a margin that depends on the credit ratings of our senior unsecured long-term debt. Additionally, our Revolving Facility accrues interest at a rate per annum equal to the London Interbank Offered Rate (“LIBOR”) plus a margin that depends upon our credit ratings for our senior unsecured long-term debt. Our Revolving Facility includes customary LIBOR replacement language, including, but not limited to, the use of rates based on SOFR. We also pay a facility fee on the entire revolving commitment that depends upon our credit ratings. As of February 6, 2023, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global and Fitch, and short-term credit ratings of P-2, A-2, and F2 from Moody’s, S&P Global, and Fitch, respectively.
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
Material Cash Requirements

Our material cash requirements include the below contractual and other obligations.
Debt. As of December 31, 2022, we had total debt of $6.5 billion, including borrowings under our bank line of credit and commercial paper program, senior unsecured notes, term loans, and mortgage debt. Future interest payments associated with such debt total $1.2 billion, $188 million of which are payable within twelve months. Of our total debt, the total amount payable within twelve months is comprised of $90 million of mortgage debt. Commercial paper borrowings are backstopped by our bank line of credit. As such, we calculate the weighted average remaining term of our commercial paper borrowings using the maturity date of our bank line of credit. See Note 11 to the Consolidated Financial Statements for additional information.
Development and redevelopment commitments. Our development and redevelopment commitments represent construction and other commitments for developments and redevelopments in progress and includes certain allowances for tenant improvements that we have provided as a lessor. As of December 31, 2022, we had $219 million of development and redevelopment commitments, $197 million of which we expect to spend within the next twelve months.

Lease and other contractual commitments. Our lease and other contractual commitments represent our commitments, as lessor, under signed leases and contracts for operating properties and include allowances for tenant improvements and leasing commissions. These commitments exclude allowances for tenant improvements related to developments and redevelopments in progress for which we have executed an agreement with a general contractor to complete the tenant improvements, which are recognized as development and redevelopment commitments and are discussed further above. As of December 31, 2022, we had total lease and other contractual commitments of $33 million, $30 million of which we expect to spend within the next twelve months.
Construction loan commitments. Due to the terms of our SHOP seller financing notes receivable, as of December 31, 2022, we are obligated to provide additional loans up to $40 million to fund senior housing redevelopment and capital expenditure projects, which extend through 2024. See Note 8 to the Consolidated Financial Statements for additional information.
Ground and other operating lease commitments. Our ground and other operating lease commitments represent our commitments as lessee under signed operating leases. As of December 31, 2022, we had total ground and other operating lease commitments of $551 million, $17 million of which are payable within twelve months. See Note 7 to the Consolidated Financial Statements for additional information.
Redeemable noncontrolling interests. Certain of our noncontrolling interest holders have the ability to put their equity interests to us upon specified events or after the passage of a predetermined period of time. Each put option is subject to changes in redemption value in the event that the underlying property generates specified returns for us and meets certain promote thresholds pursuant to the respective agreements. During the year ended December 31, 2022, one of the redeemable noncontrolling interests met the conditions for redemption, but was not yet exercised. As of December 31, 2022, the redemption value of our redeemable noncontrolling interests was $106 million. See Note 13 to the Consolidated Financial Statements for additional information.
Distribution and Dividend Requirements. Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we meet the dividend requirements of the Code, relative to maintaining our REIT status, while still allowing us to retain cash to fund capital improvements and other investment activities. Under the Code, REITs may be subject to certain federal income and excise taxes on undistributed taxable income. We paid quarterly cash dividends of $0.30 per common share in 2022. Our future common dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition.
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
Labor costs, costs of construction materials, interest, utilities, and other operating costs may increase during periods of inflation. Inflationary increases in expenses will generally be offset, in whole or in part, by the tenant expense reimbursements and contractual rent increases described above.

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Year Ended December 31,
	2022	2021	Change
Net cash provided by (used in) operating activities	$900,261	$795,248	$105,013
Net cash provided by (used in) investing activities	(876,343)	531,032	(1,407,375)
Net cash provided by (used in) financing activities	(116,532)	(1,288,517)	1,171,985
Operating Cash Flows
Our cash flows from operations are dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors. Operating cash flows increased $105 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily as the result of: (i) 2021 and 2022 acquisitions, (ii) annual rent increases, (iii) new leasing and renewal activity, and (iv) developments and redevelopments placed in service during 2021 and 2022. The increase in operating cash flow is partially offset by: (i) a decrease in income related to assets sold during 2021 and 2022 and (ii) an increase in operating expenses.
Investing Cash Flows
Our cash flows from investing activities are generally used to fund acquisitions, developments, and redevelopments of real estate assets, net of proceeds received from sales of real estate assets, sales of DFLs, and repayments on loans receivable. Our net cash used in investing activities increased $1.4 billion for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily as a result of the following: (i) fewer sales of real estate assets, (ii) increased development and redevelopment of real estate assets, and (iii) fewer repayments on loans receivable. The increase in cash used in investing activities was partially offset by: (i) a reduction in investments related to the acquisitions of real estate assets, (ii) proceeds received from the sale of a 30% interest in seven previously consolidated life science assets in South San Francisco, California, and (iii) proceeds received from the sale of a hospital under a DFL.
Financing Cash Flows
Our cash flows from financing activities are generally impacted by issuances of equity, borrowings and repayments under our bank line of credit and commercial paper program, senior unsecured notes, term loans, and mortgage debt, net of dividends paid to common shareholders. Our net cash used in financing activities decreased $1.2 billion for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily as a result of the following: (i) no repayments of senior unsecured notes (including debt extinguishment costs) in 2022, (ii) issuance of the 2022 Term Loan Facilities, (iii) proceeds received from the settlement of forward contracts under our ATM Program, and (iv) fewer purchases of and distributions to noncontrolling interests. The decrease in cash used in financing activities was partially offset by: (i) lower borrowings and higher repayments under the bank line of credit and commercial paper program, (ii) no senior unsecured notes issuances in 2022, and (iii) an increase in common stock repurchases.
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
In August 2022, we executed the 2022 Term Loan Agreement that provided for two senior unsecured delayed draw term loans in an aggregate principal amount of up to $500 million. In October 2022, the entirety of the $500 million under the 2022 Term Loan Facilities was drawn.

In January 2023, we completed a public offering of $400 million aggregate principal amount of 5.25% senior unsecured notes due in 2032.
See Note 11 to the Consolidated Financial Statements for additional information about our outstanding debt.
Approximately 85% and 79% of our consolidated debt was fixed rate debt as of December 31, 2022 and 2021, respectively. At December 31, 2022, our fixed rate debt and variable rate debt had weighted average interest rates of 3.46% and 4.91%, respectively. At December 31, 2021, our fixed rate debt and variable rate debt had weighted average interest rates of 3.40% and 0.59%, respectively. As of December 31, 2022, we had $142 million of variable rate mortgage debt swapped to fixed through interest rate swap instruments and the $500 million 2022 Term Loan Facilities swapped to fixed through forward starting interest rate swap instruments. These interest rate swap instruments are designated as cash flow hedges. For purposes of classification of the amounts above, variable rate debt with a derivative financial instrument designated as a cash flow hedge is reported as fixed rate debt due to us having effectively established a fixed interest rate for the underlying debt instrument. As of December 31, 2021, we had $142 million of variable rate mortgage debt subject to interest rate cap instruments. For a more detailed discussion of our interest rate risk, see “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” below.
Equity

At December 31, 2022, we had 547 million shares of common stock outstanding, equity totaled $7.2 billion, and our equity securities had a market value of $13.9 billion.
At December 31, 2022, non-managing members held an aggregate of five million units in seven limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At December 31, 2022, the outstanding DownREIT units were convertible into approximately seven million shares of our common stock.
At-The-Market Program
Our at-the-market equity offering program (as amended from time to time, the “ATM Program”) has a capacity of $1.5 billion. In addition to the issuance and sale of shares of our common stock, we may also enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of our shares of common stock under our ATM Program.
During the year ended December 31, 2021, we utilized the forward provisions under the ATM Program to allow for the sale of an aggregate of 9.1 million shares of our common stock at an initial weighted average net price of $35.25 per share, after commissions. We did not utilize the forward provisions under the ATM Program during the year ended December 31, 2022. During the year ended December 31, 2022, we settled all 9.1 million shares previously outstanding under ATM forward contracts at a weighted average net price of $34.01 per share, after commissions, resulting in net proceeds of $308 million. Therefore, at December 31, 2022, no shares remained outstanding under ATM forward contracts.
During the year ended December 31, 2022, there were no direct issuances of shares of common stock under the ATM Program.
At December 31, 2022, $1.18 billion of our common stock remained available for sale under the ATM Program. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any of the remaining shares under our ATM Program.
See Note 13 to the Consolidated Financial Statements for additional information about our ATM Program.
Share Repurchase Program
On August 1, 2022, our Board of Directors approved the Share Repurchase Program under which we may acquire shares of our common stock in the open market up to an aggregate purchase price of $500 million. Purchases of common stock under the Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The Share Repurchase Program expires in August 2024 and may be suspended or terminated at any time without prior notice. During the year ended December 31, 2022, we repurchased 2.1 million shares of our common stock at a weighted average price of $27.16 per share for a total of $56 million. Therefore, at December 31, 2022, $444 million of our common stock remained available for repurchase under the Share Repurchase Program.

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

Non-GAAP Financial Measures Reconciliations
Funds From Operations

The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Nareit FFO, FFO as Adjusted and AFFO (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income (loss) applicable to common shares	$497,792	$502,271	$411,147
Real estate related depreciation and amortization(1)	710,569	684,286	697,143
Healthpeak’s share of real estate related depreciation and amortization from unconsolidated joint ventures	27,691	17,085	105,090
Noncontrolling interests’ share of real estate related depreciation and amortization	(19,201)	(19,367)	(19,906)
Other real estate-related depreciation and amortization	—	—	2,766
Loss (gain) on sales of depreciable real estate, net(1)	(10,422)	(605,311)	(550,494)
Healthpeak’s share of loss (gain) on sales of depreciable real estate, net, from unconsolidated joint ventures	134	(6,737)	(9,248)
Noncontrolling interests’ share of gain (loss) on sales of depreciable real estate, net	12	5,555	(3)
Loss (gain) upon change of control, net(2)	(311,438)	(1,042)	(159,973)
Taxes associated with real estate dispositions	29	2,666	(7,785)
Impairments (recoveries) of depreciable real estate, net	—	25,320	224,630
Nareit FFO applicable to common shares	895,166	604,726	693,367
Distributions on dilutive convertible units and other	9,407	6,162	6,662
Diluted Nareit FFO applicable to common shares	$904,573	$610,888	$700,029
Weighted average shares outstanding - diluted Nareit FFO	546,462	544,742	536,562
Impact of adjustments to Nareit FFO:
Transaction-related items(3)	$4,788	$7,044	$128,619
Other impairments (recoveries) and other losses (gains), net(4)	3,829	24,238	(22,046)
Restructuring and severance-related charges(5)	32,749	3,610	2,911
Loss (gain) on debt extinguishments	—	225,824	42,912
Litigation costs (recoveries)	—	—	232
Casualty-related charges (recoveries), net(6)	4,401	5,203	469
Foreign currency remeasurement losses (gains)	—	—	153
Valuation allowance on deferred tax assets(7)	—	—	31,161
Tax rate legislation impact(8)	—	—	(3,590)
Total adjustments	$45,767	$265,919	$180,821

FFO as Adjusted applicable to common shares	$940,933	$870,645	$874,188
Distributions on dilutive convertible units and other	9,326	8,577	6,490
Diluted FFO as Adjusted applicable to common shares	$950,259	$879,222	$880,678
Weighted average shares outstanding - diluted FFO as Adjusted	546,462	546,567	536,562

FFO as Adjusted applicable to common shares	$940,933	$870,645	$874,188
Amortization of stock-based compensation	16,537	18,202	17,368
Amortization of deferred financing costs	10,881	9,216	10,157
Straight-line rents	(49,183)	(31,188)	(29,316)
AFFO capital expenditures	(108,510)	(111,480)	(93,579)
Deferred income taxes	(4,096)	(8,015)	(15,647)
Other AFFO adjustments	(22,860)	(19,510)	9,534
AFFO applicable to common shares	783,702	727,870	772,705
Distributions on dilutive convertible units and other	6,594	6,164	6,662
Diluted AFFO applicable to common shares	$790,296	$734,034	$779,367
Weighted average shares outstanding - diluted AFFO	544,637	544,742	536,562
Refer to footnotes on the next page.

________________________________
(1)This amount can be reconciled by combining the balances from the corresponding line of the Consolidated Statements of Operations and the detailed financial information for discontinued operations in Note 5 to the Consolidated Financial Statements.
(2)The year ended December 31, 2022 includes a $311 million gain upon change of control primarily related to the sale of a 30% interest to a sovereign wealth fund and deconsolidation of seven previously consolidated life science assets in South San Francisco, California. The year ended December 31, 2020 includes a $170 million gain upon change of control related to 13 CCRCs in which we acquired Brookdale’s interest and began consolidating during the first quarter of 2020. These gains upon change of control are included in other income (expense), net in the Consolidated Statements of Operations.
(3)The year ended December 31, 2020 includes the termination fee and transition fee expenses related to terminating the management agreements with Brookdale for 13 CCRCs and transitioning those communities to Life Care Services LLC, partially offset by the tax benefit recognized related to those expenses. The expenses related to terminating management agreements are included in operating expenses in the Consolidated Statements of Operations.
(4)The year ended December 31, 2022 includes the following: (i) $7 million of charges incurred in connection with the downsizing of our corporate headquarters in Denver, Colorado, which are included in general and administrative expenses in the Consolidated Statements of Operations, (ii) $14 million of expenses incurred for tenant relocation and other costs associated with the demolition of an MOB, which are included in other income (expense), net in the Consolidated Statements of Operations, and (iii) a $23 million gain on sale of a hospital that was in a direct financing lease, which is included in other income (expense), net in the Consolidated Statements of Operations. The year ended December 31, 2021 includes the following: (i) a $29 million goodwill impairment charge in connection with our senior housing triple-net and SHOP asset sales, which is reported in income (loss) from discontinued operations in the Consolidated Statements of Operations and (ii) $6 million of accelerated recognition of a mark-to-market discount, less loan fees, resulting from prepayments on loans receivable, which is included in interest income in the Consolidated Statements of Operations. The year ended December 31, 2020 includes the following: (i) a land impairment charge recognized in impairments and loan loss reserves (recoveries), net in the Consolidated Statements of Operations and (ii) a $42 million gain on sale of a hospital under a DFL, which is included in other income (expense), net in the Consolidated Statements of Operations. The years ended December 31, 2022, 2021, and 2020 also include reserves for loan losses recognized in impairments and loan loss reserves (recoveries), net in the Consolidated Statements of Operations.
(5)The year ended December 31, 2022 includes $32 million of severance-related charges associated with the departures of our former Chief Executive Officer and former Chief Legal Officer and General Counsel in the fourth quarter of 2022. These expenses are included in general and administrative expenses in the Consolidated Statements of Operations.
(6)Casualty-related charges (recoveries), net are recognized in other income (expense), net and equity income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations.
(7)In conjunction with establishing a plan during the year ended December 31, 2020 to dispose of all of our SHOP assets and classifying such assets as discontinued operations, we concluded it was more likely than not that we would no longer realize the future value of certain deferred tax assets generated by the net operating losses of our taxable REIT subsidiary entities. Accordingly, during the year ended December 31, 2020, we recognized an associated valuation allowance and corresponding income tax expense.
(8)For the year ended December 31, 2020, represents the tax benefit from the CARES Act, which extended the net operating loss carryback period to five years.

Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of critical accounting estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Below is a discussion of accounting estimates that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. For a more detailed discussion of our significant accounting policies, including those related to critical accounting estimates further discussed below, see Note 2 to the Consolidated Financial Statements.
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
Determining the fair value of real estate assets, including assets classified as held for sale, involves significant judgment and generally utilizes market capitalization rates, comparable market transactions, estimated per unit or per square foot prices, negotiations with prospective buyers, and forecasted cash flows (primarily lease revenue rates, expense rates, and growth rates). Our ability to accurately predict future operating results and resulting cash flows, and estimate fair values, impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our consolidated financial statements.
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
To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves of our derivative portfolio in order to determine the change in fair value. At December 31, 2022, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by approximately $23 million.
Interest Rate Risk

At December 31, 2022, our exposure to interest rate risk was primarily on our variable rate debt. At December 31, 2022, $142 million of our variable rate mortgage debt was swapped to fixed through interest rate swap instruments. At December 31, 2022, the $500 million 2022 Term Loan Facilities were swapped to fixed through forward-starting interest rate swap instruments. The interest rate swap instruments are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable rate debt to fixed interest rates. At December 31, 2022, both the fair value and carrying value of the interest rate swap instruments were $30 million.
Our remaining variable rate debt at December 31, 2022 was comprised of our commercial paper program and certain of our mortgage debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. Interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2022, a one percentage point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $214 million and a one percentage point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $229 million. Additionally, a one percentage point increase or decrease in interest rates would change the fair value of our fixed rate debt investments by approximately $1 million. These changes would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point increase in the interest rates related to our variable rate debt, and assuming no other changes in the outstanding balance at December 31, 2022, our annual interest expense would increase by approximately $10 million. Lastly, assuming a one percentage point decrease in the interest rates related to our variable rate loans receivable, and assuming no other changes in the outstanding balance at December 31, 2022, our annual interest income would decrease by $2 million.
Market Risk

We have investments in marketable debt securities classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization of premiums and discounts through maturity. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current adjusted carrying value; the issuer’s financial condition, capital strength, and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At December 31, 2022, both the fair value and carrying value of marketable debt securities was $22 million. These securities matured on December 31, 2022, and we received the related proceeds in January 2023.

ITEM 8.    Financial Statements and Supplementary Data
Healthpeak Properties, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Healthpeak Properties, Inc.
Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of Healthpeak Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related Consolidated Statements of Operations, Comprehensive Income (Loss), Equity and Redeemable Noncontrolling Interests, and Cash Flows, for each of the three years in the period ended December 31, 2022, and the related Notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Impairments — Real Estate — Refer to Notes 2 and 6 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of impairment of real estate involves an assessment of the carrying value of real estate assets and related intangibles (“real estate assets”) when events or changes in circumstances indicate that the carrying value may not be recoverable.
Auditing the Company’s process to evaluate real estate assets for impairment was complex due to the subjectivity in determining whether impairment indicators were present. Additionally, for real estate assets where indicators of impairment were determined to be present, the determination of the future undiscounted cash flows involved significant judgment. In particular, the undiscounted cash flows were forecasted based on significant assumptions such as lease-up periods, lease revenue rates, operating expenses, and revenue and expense growth rates, and included judgments around the intended hold period and terminal capitalization rates.
Given the Company’s evaluation of impairment indicators, forecasted cash flows and sales prices of a long lived asset requires management to make significant estimates and assumptions related to market capitalization rates, market prices per unit, and/or forecasted cash flows, performing audit procedures required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to real estate asset impairment included the following, among others:
•We tested the effectiveness of controls over impairment of real estate assets, including those over identifying impairment indicators, and the determination of forecasted undiscounted cash flows and sales prices for real estate assets.
•We performed an independent search for impairment indicators through the evaluation of several factors including an analysis of industry and market data, a comparison of real estate asset implied capitalization rates to market capitalization rates, and trends in financial performance.
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

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 8, 2023
We have served as the Company’s auditor since 2010.

Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Real estate:
Buildings and improvements	$12,784,078	$12,025,271
Development costs and construction in progress	760,355	877,423
Land	2,667,188	2,603,964
Accumulated depreciation and amortization	(3,188,138)	(2,839,229)
Net real estate	13,023,483	12,667,429
Net investment in direct financing leases	—	44,706
Loans receivable, net of reserves of $8,280 and $1,813	374,832	415,811
Investments in and advances to unconsolidated joint ventures	706,677	403,634
Accounts receivable, net of allowance of $2,399 and $1,870	53,436	48,691
Cash and cash equivalents	72,032	158,287
Restricted cash	54,802	53,454
Intangible assets, net	418,061	519,760
Assets held for sale and discontinued operations, net	49,866	37,190
Right-of-use asset, net	237,318	233,942
Other assets, net	780,722	674,615
Total assets	$15,771,229	$15,257,519
LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$995,606	$1,165,975
Term loans	495,957	—
Senior unsecured notes	4,659,451	4,651,933
Mortgage debt	346,599	352,081
Intangible liabilities, net	156,193	177,232
Liabilities related to assets held for sale and discontinued operations, net	4,070	15,056
Lease liability	208,515	204,547
Accounts payable, accrued liabilities, and other liabilities	772,485	755,384
Deferred revenue	844,076	789,207
Total liabilities	8,482,952	8,111,415

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests	105,679	87,344

Common stock, $1.00 par value: 750,000,000 shares authorized; 546,641,973 and 539,096,879 shares issued and outstanding	546,642	539,097
Additional paid-in capital	10,349,614	10,100,294
Cumulative dividends in excess of earnings	(4,269,689)	(4,120,774)
Accumulated other comprehensive income (loss)	28,134	(3,147)
Total stockholders’ equity	6,654,701	6,515,470
Joint venture partners	327,721	342,234
Non-managing member unitholders	200,176	201,056
Total noncontrolling interests	527,897	543,290
Total equity	7,182,598	7,058,760
Total liabilities and equity	$15,771,229	$15,257,519

See accompanying Notes to the Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Rental and related revenues	$1,541,775	$1,378,384	$1,182,108
Resident fees and services	494,935	471,325	436,494
Income from direct financing leases	1,168	8,702	9,720
Interest income	23,300	37,773	16,553
Total revenues	2,061,178	1,896,184	1,644,875
Costs and expenses:
Interest expense	172,944	157,980	218,336
Depreciation and amortization	710,569	684,286	553,949
Operating	862,991	773,279	782,541
General and administrative	131,033	98,303	93,237
Transaction costs	4,853	1,841	18,342
Impairments and loan loss reserves (recoveries), net	7,004	23,160	42,909
Total costs and expenses	1,889,394	1,738,849	1,709,314
Other income (expense):
Gain (loss) on sales of real estate, net	9,078	190,590	90,350
Gain (loss) on debt extinguishments	—	(225,824)	(42,912)
Other income (expense), net	326,268	6,266	234,684
Total other income (expense), net	335,346	(28,968)	282,122
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	507,130	128,367	217,683
Income tax benefit (expense)	4,425	3,261	9,423
Equity income (loss) from unconsolidated joint ventures	1,985	6,100	(66,599)
Income (loss) from continuing operations	513,540	137,728	160,507
Income (loss) from discontinued operations	2,884	388,202	267,746
Net income (loss)	516,424	525,930	428,253
Noncontrolling interests’ share in continuing operations	(15,975)	(17,851)	(14,394)
Noncontrolling interests’ share in discontinued operations	—	(2,539)	(296)
Net income (loss) attributable to Healthpeak Properties, Inc.	500,449	505,540	413,563
Participating securities’ share in earnings	(2,657)	(3,269)	(2,416)
Net income (loss) applicable to common shares	$497,792	$502,271	$411,147

Basic earnings (loss) per common share:
Continuing operations	$0.92	$0.22	$0.27
Discontinued operations	0.00	0.71	0.50
Net income (loss) applicable to common shares	$0.92	$0.93	$0.77
Diluted earnings (loss) per common share:
Continuing operations	$0.92	$0.22	$0.27
Discontinued operations	0.00	0.71	0.50
Net income (loss) applicable to common shares	$0.92	$0.93	$0.77
Weighted average shares outstanding:
Basic	538,809	538,930	530,555
Diluted	539,147	539,241	531,056
See accompanying Notes to the Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$516,424	$525,930	$428,253
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	30,145	332	(583)
Change in Supplemental Executive Retirement Plan obligation and other	1,136	457	(258)
Reclassification adjustment realized in net income (loss)	—	(251)	13
Total other comprehensive income (loss)	31,281	538	(828)
Total comprehensive income (loss)	547,705	526,468	427,425
Total comprehensive (income) loss attributable to noncontrolling interests’ share in continuing operations	(15,975)	(17,851)	(14,394)
Total comprehensive (income) loss attributable to noncontrolling interests’ share in discontinued operations	—	(2,539)	(296)
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$531,730	$506,078	$412,735
See accompanying Notes to the Consolidated Financial Statements.

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

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (CONTINUED)
(In thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2021	539,097	$539,097	$10,100,294	$(4,120,774)	$(3,147)	$6,515,470	$543,290	$7,058,760	$87,344
Net income (loss)	—	—	—	500,449	—	500,449	15,876	516,325	99
Other comprehensive income (loss)	—	—	—	—	31,281	31,281	—	31,281	—
Issuance of common stock, net	9,936	9,936	299,481	—	—	309,417	—	309,417	—
Conversion of DownREIT units to common stock	27	27	853	—	—	880	(880)	—	—
Repurchase of common stock	(2,418)	(2,418)	(65,420)	—	—	(67,838)	—	(67,838)	—
Amortization of stock-based compensation	—	—	31,412	—	—	31,412	—	31,412	—
Common dividends ($1.20 per share)	—	—	—	(649,364)	—	(649,364)	—	(649,364)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(30,389)	(30,389)	(160)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	1,390
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(17,006)	—	—	(17,006)	—	(17,006)	17,006
December 31, 2022	546,642	$546,642	$10,349,614	$(4,269,689)	$28,134	$6,654,701	$527,897	$7,182,598	$105,679
_______________________________________
(1)On January 1, 2020, the Company adopted a series of Accounting Standards Updates (“ASUs”) related to accounting for credit losses and recognized the cumulative-effect of adoption to beginning retained earnings. Refer to Note 2 for a detailed impact of adoption.
See accompanying Notes to the Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$516,424	$525,930	$428,253
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate, in-place lease, and other intangibles	710,569	684,286	697,143
Stock-based compensation amortization expense	26,456	18,202	17,368
Amortization of deferred financing costs	10,881	9,216	10,157
Straight-line rents	(49,183)	(31,188)	(24,532)
Amortization of nonrefundable entrance fees and above/below market lease intangibles	(102,747)	(94,362)	(81,914)
Equity loss (income) from unconsolidated joint ventures	(2,049)	(11,235)	67,787
Distributions of earnings from unconsolidated joint ventures	943	4,976	12,294
Loss (gain) on sale of real estate under direct financing leases	(22,693)	—	(41,670)
Deferred income tax expense (benefit)	(6,001)	(5,792)	(14,573)
Impairments and loan loss reserves (recoveries), net	7,004	55,896	244,253
Loss (gain) on debt extinguishments	—	225,824	42,912
Loss (gain) on sales of real estate, net	(10,422)	(605,311)	(550,494)
Loss (gain) upon change of control, net	(311,438)	(1,042)	(159,973)
Casualty-related loss (recoveries), net	7,168	1,632	469
Other non-cash items	6,489	(8,178)	2,175
Changes in:
Decrease (increase) in accounts receivable and other assets, net	(17,433)	18,626	15,281
Increase (decrease) in accounts payable, accrued liabilities, and deferred revenue	136,293	7,768	93,495
Net cash provided by (used in) operating activities	900,261	795,248	758,431
Cash flows from investing activities:
Acquisitions of real estate	(178,133)	(1,483,026)	(1,170,651)
Development, redevelopment, and other major improvements of real estate	(861,636)	(610,555)	(791,566)
Leasing costs, tenant improvements, and recurring capital expenditures	(108,510)	(111,480)	(94,121)
Proceeds from sales of real estate, net	47,885	2,399,120	1,304,375
Proceeds from the South San Francisco JVs transaction, net	125,985	—	—
Acquisition of CCRC Portfolio	—	—	(394,177)
Contributions to unconsolidated joint ventures	(21,143)	(25,260)	(39,118)
Distributions in excess of earnings from unconsolidated joint ventures	12,518	37,640	18,555
Proceeds from insurance recovery	1,450	—	1,802
Proceeds from sales/principal repayments on loans receivable and direct financing leases	115,988	342,420	202,763
Investments in loans receivable and other	(10,747)	(17,827)	(45,562)
Net cash provided by (used in) investing activities	(876,343)	531,032	(1,007,700)
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	15,882,153	16,821,450	4,742,600
Repayments under bank line of credit and commercial paper	(16,052,522)	(15,785,065)	(4,706,010)
Issuances and borrowings of term loans, senior unsecured notes, and mortgage debt	500,000	1,088,537	594,750
Repayments and repurchases of term loans, senior unsecured notes, and mortgage debt	(5,048)	(2,425,936)	(568,343)
Payments for debt extinguishment and deferred financing costs	(4,171)	(236,942)	(47,210)
Issuance of common stock and exercise of options, net of offering costs	308,100	5,036	1,068,877
Repurchase of common stock	(67,838)	(12,841)	(10,529)
Dividends paid on common stock	(648,047)	(650,082)	(787,072)
Distributions to and purchase of noncontrolling interests	(30,549)	(93,314)	(40,613)
Contributions from and issuance of noncontrolling interests	1,390	640	—
Net cash provided by (used in) financing activities	(116,532)	(1,288,517)	246,450
Effect of foreign exchanges on cash, cash equivalents and restricted cash	—	—	(153)
Net increase (decrease) in cash, cash equivalents and restricted cash	(92,614)	37,763	(2,972)
Cash, cash equivalents and restricted cash, beginning of year	219,448	181,685	184,657
Cash, cash equivalents and restricted cash, end of year	$126,834	$219,448	$181,685
See accompanying Notes to the Consolidated Financial Statements.

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
The Company’s corporate headquarters are in Denver, Colorado, and it has additional offices in California, Tennessee, and Massachusetts.
UPREIT Reorganization
On February 7, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with New Healthpeak, Inc., a Maryland corporation (“New Healthpeak”) and its wholly owned subsidiary, and Healthpeak Merger Sub, Inc., a Maryland corporation (“Merger Sub”) that is a wholly owned subsidiary of New Healthpeak. The purpose of the transactions contemplated by the Merger Agreement is for the Company to implement a corporate reorganization into a new holding company structure commonly referred to as an Umbrella Partnership Real Estate Investment Trust, or UPREIT (the “Reorganization”).
Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of New Healthpeak (the “Merger”). The Merger is expected to be effective as of February 10, 2023 (the “Effective Time”). As part of the Merger, the Company’s name will change to Healthpeak Properties Interim, Inc., and, effective immediately after the Effective Time, New Healthpeak’s name will be changed to Healthpeak Properties, Inc. The Merger is expected to be conducted in accordance with Section 3-106.2 of the Maryland General Corporation Law. Accordingly, the Merger will not require the approval of the Company’s stockholders, and the Merger will not give rise to statutory dissenters’ rights.
In connection with the Reorganization and immediately following the Merger, the Company will convert from a Maryland corporation to a Maryland limited liability company named Healthpeak OP, LLC (“Healthpeak OP”).
Following the Merger, the business, management and board of directors of New Healthpeak will be identical to the business, management and board of directors of the company immediately before the Merger, except that the business of the company is expected to be conducted exclusively through Healthpeak OP. The consolidated assets and liabilities of New Healthpeak immediately following the Merger will be identical to the consolidated assets and liabilities of the Company immediately prior to the Merger. New Healthpeak will not hold any assets directly other than its ownership interest in Healthpeak OP and certain de minimis assets that may be held for certain administrative functions. None of the properties owned by the Company or its subsidiaries or any interests therein will be transferred as part of the Reorganization. All material indebtedness of the Company immediately prior to the Merger will remain the indebtedness of Healthpeak OP after the Merger.
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
Rental and Related Revenues
The Company recognizes rental revenue from its life science and medical office properties in accordance with Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”). The Company commences recognition of rental revenue for operating lease arrangements when the tenant has taken possession or controls the physical use of a leased asset. The tenant is not considered to have taken physical possession or have control of the leased asset until the Company-owned tenant improvements are substantially complete. If a lease arrangement provides for tenant improvements, the Company determines whether the tenant improvements are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, any tenant improvements funded by the tenant are treated as lease payments which are deferred and amortized into income over the lease term. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term.
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
Tenant recoveries subject to operating leases generally relate to the reimbursement of real estate taxes, insurance, and repair and maintenance expense, and are recognized as both revenue (in rental and related revenues) and expense (in operating expenses) in the period the expense is incurred as the Company is the party paying the service provider. Rental and related revenues from other variable payments are recognized when the associated contingencies are removed. In accordance with ASC 842, the Company accounts for lease and nonlease components as a single lease component for the purpose of revenue recognition and disclosure.
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
Resident Fees and Services
The Company recognizes resident fee and service revenue from its Senior Housing Operating Property (“SHOP”) portfolios and CCRC properties in accordance with ASC 606, Revenue from Contracts with Customers. Resident fee revenue is recorded when services are rendered and includes resident room and care charges, community fees, and other resident charges. Residency agreements for SHOP and CCRC facilities are generally for a term of 30 days to one year, with resident fees billed monthly, in advance. Revenue for certain care related services is recognized as services are provided and is billed monthly in arrears.
Certain of the Company’s CCRCs are operated as entrance fee communities, which typically require a resident to pay an upfront entrance fee that includes both a refundable portion and non-refundable portion. When the Company receives a nonrefundable entrance fee, it is recorded in deferred revenue in the Consolidated Balance Sheets and amortized into revenue over the estimated stay of the resident. The Company utilizes third-party actuarial experts in its determination of the estimated stay of residents.
Income from Direct Financing Leases
The Company utilizes the direct finance method of accounting to record direct financing lease (“DFL”) income. For a lease accounted for as a DFL, the net investment in the DFL represents receivables for the sum of future minimum lease payments and the estimated residual value of the leased property, less the unamortized unearned income. Unearned income is deferred and amortized to income over the lease term to provide a constant yield when collectibility of the lease payments is reasonably assured. During the first quarter of 2022, the Company sold its remaining hospital under a DFL.
Interest Income
Loans receivable are classified as held-for-investment based on management’s intent and ability to hold the loans for the foreseeable future or to maturity. Loans held-for-investment are carried at amortized cost and reduced by a valuation allowance for estimated credit losses, as necessary. When collectibility of the future payments is reasonably assured, the Company utilizes the interest method on a loan-by-loan basis to recognize interest income on its loans, which includes the amortization of discounts and premiums as well as loan fees paid and received.
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

Government Grant Income
On March 27, 2020, the federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide financial aid to individuals, businesses, and state and local governments. During the years ended December 31, 2022, 2021, and 2020, the Company received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the pandemic caused by the coronavirus disease (“Covid”). Grant income is recognized to the extent that qualifying expenses and lost revenues exceed grants received and the Company will comply with all conditions attached to the grant. As of December 31, 2022, the amount of qualifying expenditures and lost revenue exceeded grant income recognized and the Company believes it has complied and will continue to comply with all grant conditions. In the event of non-compliance, all such amounts received are subject to recapture.
The following table summarizes information related to government grant income received and recognized by the Company (in thousands):

	Year Ended December 31,
	2022	2021	2020
Government grant income recorded in other income (expense), net	$6,765	$1,412	$16,198
Government grant income recorded in equity income (loss) from unconsolidated joint ventures	878	1,749	1,279
Government grant income recorded in income (loss) from discontinued operations	217	3,669	15,436
Total government grants received	$7,860	$6,830	$32,913
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

At inception of a finance receivable, the Company recognizes an allowance for credit losses expected to be incurred over the life of the instrument. The model utilized by the Company to determine such losses emphasizes historical experience and future market expectations to determine a loss to be recognized at inception. However, the model is applied on an individual basis and relies on counter-party specific information to ensure the most accurate estimate is recognized. The Company also performs a quarterly review process (or upon the occurrence of a significant event) to evaluate its borrowers’ creditworthiness and liquidity to determine the amount of credit losses to recognize during the period. If a finance receivable is deemed partially or wholly uncollectible, the uncollectible balance is deducted from the allowance in the period in which such determination is made. Credit loss expenses and recoveries are recorded in impairments and loan loss reserves (recoveries), net.
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
Lessee Accounting
For leases greater than 12 months for which the Company is the lessee, such as ground leases and corporate office leases, the Company recognizes a right-of-use asset and related lease liability on the Consolidated Balance Sheets at inception of the lease. The lease liability is calculated as the sum of: (i) the present value of minimum lease payments at lease commencement (discounted using the Company's secured incremental borrowing rate) and (ii) the present value of amounts probable of being paid under any residual value guarantees. Certain of the Company’s lease agreements have options to extend or terminate the contract terms upon meeting certain criteria. The lease term utilized in the calculation of the lease liability includes these options if they are considered reasonably certain of exercise. The right-of-use asset is calculated as the lease liability, adjusted for the following: (i) any lease payments made to the lessor at or before the commencement date, minus any lease incentives received and (ii) any initial direct costs incurred by the Company. Lease expense related to corporate assets is included in general and administrative expenses and lease expense related to ground leases is included within operating expenses in the Company’s Consolidated Statements of Operations.
For leases with a noncancellable lease term of 12 months or less for which the Company is the lessee, the Company recognizes expenses on a straight-line basis and does not recognize such leases on the Consolidated Balance Sheets.
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
Determining the fair value of real estate assets, including assets classified as held-for-sale, involves significant judgment and generally utilizes market capitalization rates, comparable market transactions, estimated per unit or per square foot prices, negotiations with prospective buyers, and forecasted cash flows (primarily lease revenue rates, expense rates, and growth rates).
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

Senior Housing Triple-Net and Senior Housing Operating Portfolio Dispositions
During 2020, the Company established and began executing a plan to dispose of its senior housing triple-net and SHOP portfolios and concluded that the planned dispositions represented a strategic shift that had and will have a major effect on the Company’s operations and financial results. Therefore, senior housing triple-net and SHOP assets meeting the held for sale criteria are classified as discontinued operations in all periods presented herein. In September 2021, the Company successfully completed the disposition of the remaining senior housing triple-net and SHOP properties. See Note 5 for further information.
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
The Company maintains its cash and cash equivalents at financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As the account balances at each institution periodically exceed the FDIC insurance coverage, there is a concentration of credit risk related to amounts in excess of such coverage.
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
The Company recognizes all derivative instruments, including embedded derivatives that are required to be bifurcated, as assets or liabilities to the Consolidated Balance Sheets at fair value. Changes in fair value of derivative instruments that are not designated in hedging relationships or that do not meet the criteria of hedge accounting are recognized in other income (expense), net. For derivative instruments designated in qualifying cash flow hedging relationships, changes in fair value related to the effective portion of the derivative instruments are recognized in accumulated other comprehensive income (loss), whereas changes in fair value related to the ineffective portion would be recognized in earnings.
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
Advertising Costs
All advertising costs are expensed as incurred and reported within operating expenses on the Consolidated Statements of Operations. During the years ended December 31, 2022, 2021, and 2020, total advertising expense was $8 million, $11 million, and $18 million, respectively ($0.1 million, $3 million, and $12 million, respectively, of which is reported in income (loss) from discontinued operations on the Consolidated Statements of Operations).
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

Recent Accounting Pronouncements
Credit Losses. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments held by financial institutions and other organizations. The amendments in ASU 2016-13 eliminate the “probable” initial threshold for recognition of credit losses in previous accounting guidance and, instead, reflect an entity’s current estimate of all expected credit losses over the life of the financial instrument. Historically, when credit losses were measured under previous accounting guidance, an entity generally only considered past events and current conditions in measuring the incurred loss. The amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss.
As a result of adopting ASU 2016-13 on January 1, 2020 using the modified retrospective transition approach, the Company recognized a cumulative-effect adjustment to equity of $2 million. Under ASU 2016-13, the Company began using a loss model that relies on future expected credit losses, rather than incurred losses, as was required under historical GAAP. Under the new model, the Company is required to recognize future credit losses expected to be incurred over the life of its finance receivables, including loans receivable, DFLs, and certain accounts receivable, at inception of those instruments. The model emphasizes historical experience and future market expectations to determine a loss to be recognized at inception. However, the model continues to be applied on an individual basis and rely on counter-party specific information to ensure the most accurate estimate is recognized. The Company reassesses its reserves on finance receivables at each balance sheet date to determine if an adjustment to the previous reserve is necessary.
Accounting for Lease Concessions Related to Covid. In April 2020, the FASB staff issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of Covid. Under ASC 842 the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. During the year ended December 31, 2020, the Company provided rent deferrals, which were required to be repaid before the end of 2020, to certain tenants in its life science and medical office segments that were impacted by Covid (discussed in further detail in Note 7). No such rent deferrals were provided to tenants during the years ended December 31, 2022 and 2021. The Company elected to not assess these rent deferrals on a lease-by-lease basis and to continue recognizing rent revenue on a straight-line basis.
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
Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which amends the scope of ASU 2020-04 to include derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which defers the sunset date of the reference rate reform guidance to December 31, 2024. The amendments in ASU 2020-04, ASU 2021-01, and ASU 2022-06 were effective immediately upon issuance. During 2022, the Company elected to apply certain hedge accounting expedients provided by ASU 2020-04 and ASU 2021-01, which preserves the hedging relationship of derivatives. The expedients provided by ASU 2020-04, ASU 2021-01, and ASU 2022-06 and the effects of reference rate reform have not had, and are not expected to have, a material impact on the Company’s consolidated financial position, results of operations, cash flows, or disclosures.

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
Northwest Medical Plaza
In May 2022, the Company acquired one MOB in Bentonville, Arkansas for $26 million.
Concord Avenue Land Parcels
In December 2022, the Company closed a life science acquisition in Cambridge, Massachusetts for $18 million.
Land Parcel Acquisition Subsequent to Year-End
In January 2023, the Company closed a life science acquisition in Cambridge, Massachusetts for $9 million.
2021 Real Estate Investment Acquisitions
In 2021, the Company closed the following life science acquisitions: (i) eight acquisitions in Cambridge, Massachusetts for $498 million, (ii) one acquisition in San Diego, California for $20 million, and (iii) 12 acres of land for $128 million in South San Francisco, California.
Also during 2021, the Company closed the following MOB acquisitions: (i) one MOB in Nashville, Tennessee for $13 million, (ii) one MOB in Denver, Colorado for $38 million, (iii) a portfolio of 14 MOBs for $371 million (the “MOB Portfolio”), (iv) one MOB in Fort Lauderdale, Florida for $16 million, (v) one MOB in Wichita, Kansas for $50 million, (vi) three MOBs in Morristown, New Jersey for $155 million, (vii) two MOBs in Dallas, Texas for $60 million, (viii) one MOB in Seattle, Washington for $43 million, (ix) one MOB in New Orleans, Louisiana for $34 million, and (x) one MOB in Cambridge, Massachusetts for $55 million. In conjunction with the acquisition of the MOB Portfolio, the Company originated $142 million of secured mortgage debt.
Development Activities
Construction, Tenant, and Other Capital Improvements
The following table summarizes the Company’s expenditures for construction, tenant improvements, and other capital improvements, excluding expenditures related to properties classified as discontinued operations (in thousands):

	Year Ended December 31,
Segment	2022	2021	2020
Life science	$658,542	$472,301	$573,999
Medical office	237,761	230,227	173,672
CCRC	65,691	57,192	41,224
	$961,994	$759,720	$788,895

NOTE 5.    Dispositions of Real Estate and Discontinued Operations

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
Dispositions Subsequent to Year-End
In January 2023, the Company sold two life science facilities in Durham, North Carolina, which were classified as held for sale as of December 31, 2022, for $113 million.
2021 Dispositions of Real Estate
Sunrise Senior Housing Portfolio
In January 2021, the Company sold a portfolio of 32 SHOP assets (the “Sunrise Senior Housing Portfolio”) for $664 million, resulting in an immaterial loss on sale, which is recognized in income (loss) from discontinued operations, and provided the buyer with: (i) financing of $410 million (see Note 8) and (ii) a commitment to finance up to $92 million of additional debt for capital expenditures. As of December 31, 2022, the commitment to finance additional debt for capital expenditures was $40 million, of which $0.4 million had been funded (see Note 8). Upon completion of the license transfer process in June 2021, the Company sold the two remaining Sunrise senior housing triple-net assets for $80 million, resulting in a gain on sale of $22 million, which is recognized in income (loss) from discontinued operations.
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
2020 Dispositions of Real Estate
Aegis NNN Portfolio
In December 2020, the Company sold 10 senior housing triple-net assets for $358 million and repaid $6 million of variable rate secured mortgage debt held on one asset, resulting in total gain on sale of $228 million, which is recognized in income (loss) from discontinued operations.
Atria SHOP Portfolio
In December 2020, the Company sold 12 SHOP assets for $312 million, resulting in total gain on sale of $39 million, which is recognized in income (loss) from discontinued operations. The Company provided the buyer with financing of $61 million on four of the assets sold.
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

The following summarizes the assets and liabilities classified as held for sale or as discontinued operations at December 31, 2022 and 2021, which are included in assets held for sale and discontinued operations, net and liabilities related to assets held for sale and discontinued operations, net, respectively, on the Consolidated Balance Sheets (in thousands):

	December 31,
	2022	2021
ASSETS
Accounts receivable, net of allowance of $0 and $4,138	$—	$2,446
Cash and cash equivalents	—	7,707
Right-of-use asset, net	—	26
Other assets, net	—	3,237
Total assets of discontinued operations, net	—	13,416
Assets held for sale, net(1)	49,866	23,774
Assets held for sale and discontinued operations, net	$49,866	$37,190
LIABILITIES
Lease liability	$—	$26
Accounts payable, accrued liabilities, and other liabilities	—	14,843
Deferred revenue	—	92
Total liabilities of discontinued operations, net	—	14,961
Liabilities related to assets held for sale, net(1)	4,070	95
Liabilities related to assets held for sale and discontinued operations, net	$4,070	$15,056
_______________________________________
(1)As of December 31, 2022, included two life science assets primarily comprised of net real estate assets of $44 million. As of December 31, 2021, included four MOBs and one life science facility primarily comprised of net real estate assets of $23 million.
The results of discontinued operations through December 31, 2022, or through the disposal date of each asset or portfolio of assets held within discontinued operations if sold during such periods, as applicable, are presented below (in thousands) and are included in the consolidated results of operations for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Revenues:
Rental and related revenues	$—	$7,535	$97,877
Resident fees and services	7,489	114,936	621,253
Total revenues	7,489	122,471	719,130
Costs and expenses:
Interest expense	—	3,900	10,538
Depreciation and amortization	—	—	143,194
Operating	6,452	122,571	550,226
Transaction costs	—	76	20,426
Impairments and loan loss reserves (recoveries), net	—	32,736	201,344
Total costs and expenses	6,452	159,283	925,728
Other income (expense):
Gain (loss) on sales of real estate, net	1,344	414,721	460,144
Other income (expense), net	169	4,189	5,475
Total other income (expense), net	1,513	418,910	465,619
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	2,550	382,098	259,021
Income tax benefit (expense)	270	969	9,913
Equity income (loss) from unconsolidated joint ventures	64	5,135	(1,188)
Income (loss) from discontinued operations	$2,884	$388,202	$267,746

NOTE 6.    Impairments of Real Estate

2022
During the year ended December 31, 2022, the Company did not recognize any impairment charges.
2021
During the year ended December 31, 2021, the Company recognized an aggregate impairment charge of $22 million, which is reported in impairments and loan loss reserves (recoveries), net, related to: (i) three MOBs that met the held for sale criteria during the year and (ii) one MOB held for use; the aggregate fair value of these four MOBs was $14 million as of the related impairment assessment dates. For the three MOBs that met the held for sale criteria during the year, the Company recognized an impairment charge of $5 million to write down the properties’ aggregate carrying value to their aggregate fair value, less estimated costs to sell. For the MOB held for use, the Company recognized a $17 million impairment charge in the fourth quarter of 2021 due to the demolition of the MOB for a future development project.
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
The fair values of the impaired assets were based on forecasted sales prices and market comparable data, which are considered to be Level 3 measurements within the fair value hierarchy. These fair values are typically determined using an income approach and/or a market approach (comparable sales model), which rely on certain assumptions by management, including: (i) market capitalization rates, (ii) comparable market transactions, (iii) estimated prices per unit, (iv) negotiations with prospective buyers, and (v) forecasted cash flow streams (primarily lease revenue rates, expense rates, and growth rates). There are inherent uncertainties in making these assumptions. For the Company’s impairment calculations during and as of the year ended December 31, 2021, the Company’s fair value estimates primarily relied on a market approach, which utilized comparable market transactions and negotiations with prospective buyers.
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
For the Company’s impairment calculations during and as of the year ended December 31, 2020, the Company’s fair value estimates primarily relied on a market approach and utilized prices per unit ranging from $13,000 to $300,000, with a weighted average price per unit of $164,000. When utilizing the income approach, assumptions include, but are not limited to, terminal capitalization rates ranging from 5.5% to 7.5% and discount rates ranging from 8.0% to 9.5%. The fair values of the assets are considered to be Level 3 measurements within the fair value hierarchy.
Goodwill Impairment
When testing goodwill for impairment, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company recognizes an impairment charge for the amount by which the carrying value, including goodwill, exceeds the reporting unit’s fair value.
In connection with the disposition of the Company’s remaining senior housing triple-net and SHOP assets, the Company performed impairment assessments during the year ended December 31, 2021. As a result of these assessments, the Company recognized a $29 million goodwill impairment charge reported in income (loss) from discontinued operations, comprised of the following: (i) a $7 million goodwill impairment charge recognized during the second quarter of 2021, as the fair value of the remaining senior housing triple-net assets (based on forecasted sales prices) was less than the carrying value of the assets, including the related goodwill as of the assessment date and (ii) a $22 million goodwill impairment charge recognized during the third quarter of 2021 to reduce the associated goodwill balance to zero following the sale of the remaining assets within the reporting units associated with the senior housing triple-net and SHOP portfolios.
During the years ended December 31, 2022, 2021, and 2020, the fair value of the assets within each of the Company’s other reporting units was greater than the respective carrying value of the assets and related goodwill, and as a result, no impairment charges were recognized with respect to the other reporting units.

These fair value estimates primarily relied on a market approach, utilizing comparable market transactions, forecasted sales prices, and negotiations with prospective buyers. These estimates are considered to be Level 3 measurements within the fair value hierarchy, and are subject to inherent uncertainties.
Casualty-Related Charges
During the years ended December 31, 2022, 2021, and 2020, the Company recognized $6 million, $5 million, and $0.5 million, respectively, of net casualty-related charges. During the year ended December 31, 2022, such charges were primarily attributable to damages as a result of Hurricane Ian. During the year ended December 31, 2021, such charges were primarily due to fire damage at one of the properties in the SWF SH JV and winter storm Uri. Casualty-related charges are recognized in other income (expense), net and equity income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations.
Other Losses
During the first quarter of 2022, the Company recognized $14 million of expenses for tenant relocation and other costs associated with the demolition of an MOB. These expenses are included in other income (expense), net on the Consolidated Statements of Operations for the year ended December 31, 2022.
See Note 8 for information related to the Company’s reserve for loan losses.
NOTE 7.    Leases

Lease Income
The following table summarizes the Company’s lease income, excluding discontinued operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Fixed income from operating leases	$1,182,463	$1,087,683	$943,638
Variable income from operating leases	359,312	290,701	238,470
Interest income from direct financing leases	1,168	8,702	9,720
Direct Financing Leases
2022 Direct Financing Lease Sale
During the first quarter of 2022, the Company sold its remaining hospital under a DFL for $68 million and recognized a gain on sale of $23 million, which is included in other income (expense), net.
2020 Direct Financing Lease Sale
During the first quarter of 2020, the Company sold a hospital under a DFL for $82 million and recognized a gain on sale of $42 million, which is included in other income (expense), net.
Net investment in DFLs consists of the following (in thousands):

	December 31,
	2022	2021
Present value of minimum lease payments receivable	$—	$1,220
Present value of estimated residual value	—	44,706
Less deferred selling profits	—	(1,220)
Net investment in direct financing leases	$—	$44,706
Direct Financing Lease Internal Ratings
At December 31, 2022, the Company had no leases classified as a DFL. At December 31, 2021, the Company had one hospital lease classified as a DFL with a carrying amount of $45 million and an internal rating of “performing”.

Operating Leases
Future Minimum Rents
The following table summarizes future minimum lease payments to be received from tenants under non-cancelable operating leases as of December 31, 2022 (in thousands):

Year	Amount
2023	$1,132,120
2024	1,106,555
2025	1,025,557
2026	917,925
2027	828,431
Thereafter	3,100,427
$8,111,015
Tenant Purchase Options
Certain leases contain purchase options whereby the tenant may elect to acquire the underlying real estate. Annualized base rent from leases subject to purchase options, summarized by the year the purchase options are exercisable are as follows (dollars in thousands):

Year	Annualized Base Rent(1)	Number of Properties
2023	$5,779	7
2024	7,446	3
2025	13,772	16
2026	5,594	3
2027	7,704	5
Thereafter	14,816	4
	$55,111	38
_______________________________________
(1)Represents the most recent month’s base rent including additional rent floors annualized for 12 months. Base rent does not include tenant recoveries, additional rents in excess of floors, and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, and deferred revenues).
Lease Costs
The following tables provide information regarding the Company’s leases to which it is the lessee, such as corporate offices and ground leases, excluding lease costs related to assets classified as discontinued operations (dollars in thousands):

	Year Ended December 31,
Lease Expense Information:	2022	2021	2020
Total lease expense	$16,689	$14,442	$13,601

Weighted Average Lease Term and Discount Rate:	December 31, 2022	December 31, 2021
Weighted average remaining lease term (years):
Operating leases(1)	51	52

Weighted average discount rate:
Operating leases	4.20%	4.14%
_______________________________________
(1)As of December 31, 2022 and 2021, the weighted average remaining lease term including the Company’s options to extend its operating leases is 67 years and 68 years, respectively.

The following table summarizes future minimum lease payments under non-cancelable ground and other operating leases included in the Company’s lease liability as of December 31, 2022 (in thousands):

Year	Amount
2023	$17,146
2024	13,126
2025	11,946
2026	11,875
2027	11,941
Thereafter	484,897
Undiscounted minimum lease payments included in the lease liability	550,931
Less: imputed interest	(342,416)
Present value of lease liability	$208,515
Depreciation Expense
While the Company leases the majority of its property, plant, and equipment to various tenants under operating leases, in certain situations, the Company owns and operates certain property, plant, and equipment for general corporate purposes. Corporate assets are recorded within other assets, net within the Company’s Consolidated Balance Sheets and depreciation expense for those assets is recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations. Included within other assets, net as of December 31, 2022 and 2021 is $10 million and $7 million, respectively, of accumulated depreciation related to corporate assets. Included within general and administrative expenses for the years ended December 31, 2022, 2021, and 2020 is $3 million, $2 million, and $2 million, respectively, of depreciation expense related to corporate assets.
Denver Corporate Headquarters
During the year ended December 31, 2022, the Company recognized $7 million of charges in connection with the downsizing of the Company’s corporate headquarters in Denver, Colorado. These charges are included in general and administrative expenses on the Consolidated Statements of Operations.
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
No such deferrals were granted during the years ended December 31, 2022 and 2021.
The rent deferrals granted do not impact the pattern of revenue recognition or amount of revenue recognized (refer to Note 2 for additional information).
NOTE 8.    Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	December 31,
	2022	2021
Secured loans(1)	$350,837	$396,281
Mezzanine and other	33,083	25,529
Unamortized discounts, fees, and costs	(808)	(4,186)
Reserve for loan losses	(8,280)	(1,813)
Loans receivable, net	$374,832	$415,811
_______________________________________
(1)At December 31, 2022 and 2021, the Company had $40 million and $58 million, respectively, remaining of commitments to fund additional loans for senior housing redevelopment and capital expenditure projects.

During the years ended December 31, 2022, 2021, and 2020, the Company recognized $22 million, $36 million, and $13 million, respectively, of interest income related to loans secured by real estate.
SHOP Seller Financing
Sunrise Senior Housing Portfolio Seller Financing
In conjunction with the sale of 32 SHOP facilities in the Sunrise Senior Housing Portfolio for $664 million in January 2021 (see Note 5), the Company provided the buyer with initial financing of $410 million. The remainder of the sales price was received in cash at the time of sale. Additionally, the Company agreed to provide up to $92 million of additional financing for capital expenditures (up to 65% of the estimated cost of capital expenditures). As of December 31, 2022, the additional financing was reduced to $40 million, of which $0.4 million had been funded. The initial and additional financing is secured by the buyer’s equity ownership in each property.
In June 2021, the Company received principal repayments of $246 million on the initial financing provided in conjunction with the sale of the Sunrise Senior Housing Portfolio. In connection with the June 2021 principal repayment, the Company accelerated recognition of $7 million of the related mark-to-market discount, which is included in interest income in the Consolidated Statements of Operations. Additionally, in February 2022, July 2022, and December 2022, the Company received principal repayments of $8 million, $27 million, and $10 million, respectively, in conjunction with the disposition of the underlying collateral. As of December 31, 2022 and 2021, this secured loan had an outstanding principal balance of $120 million and $165 million, respectively.
Other Seller Financing
In conjunction with the sale of 16 additional SHOP facilities for $230 million in January 2021 (see Note 5), the Company provided the buyer with financing of $150 million. The remainder of the sales price was received in cash at the time of sale. The financing is secured by the buyer’s equity ownership in each property.
During the first quarter of 2021, the Company reduced the consideration and reported gain on sales of real estate and recognized a mark-to-market discount of $16 million for certain transactions with seller financing. The Company’s discount is based on the difference between the stated interest rates (ranging from 3.50% to 4.50%) and corresponding prevailing market rates of approximately 5.25% as of the transaction dates. The discount is recognized as interest income over the term of the discounted loans (ranging from one to three years) using the effective interest rate method. During the year ended December 31, 2022, the Company recognized $3 million of non-cash interest income related to the amortization of its mark-to-market discounts. During the year ended December 31, 2021, the Company recognized $13 million of non-cash interest income related to the amortization of its mark-to-market discounts, of which $7 million was recognized during the year ended December 31, 2021 as a result of the accelerated recognition discussed above related to the Sunrise Senior Housing Portfolio. The Company recognized an immaterial amount of non-cash interest income associated with seller financing notes receivable during the year ended December 31, 2020.
2022 Other Loans Receivable Transactions
In May 2022, the Company received full repayment of the outstanding balance of a $2 million secured loan.
In November 2022, the Company received full repayment of the outstanding balance of a $1 million mezzanine loan.
In December 2022, the Company extended the maturity dates of four secured loans with an aggregate outstanding balance of $61 million, originally scheduled to mature in December 2022, by one year to December 2023. In connection with the extensions, the interest rates on the loans were increased to a variable rate based on the Secured Overnight Financing Rate (“SOFR”) administered by the Federal Reserve Bank of New York, with a floor of 8.5% for the first six months of the extended term, increasing to 10.5% for the last six months of the extended term.
Loans Receivable Transactions Subsequent to Year-End
In January 2023, one secured loan with an outstanding balance of $150 million reached maturity and the borrower did not make the required principal repayment. Accordingly, the loan is in default. The borrower is in discussions with the Company regarding repayment options and extension of the maturity date.
In February 2023, the Company received full repayment of the outstanding balance of a $35 million secured loan.
Refer to Schedule IV: Mortgage Loans on Real Estate for additional information.

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
CCRC Resident Loans
For certain residents that qualify, CCRCs may offer to lend residents the necessary funds to satisfy the entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. The loans are due upon sale of the previous residence. At December 31, 2022 and 2021, the Company held $33 million and $24 million, respectively, of such notes receivable, which are included in mezzanine and other in the table above.
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

The following table summarizes, by year of origination, the Company’s internal ratings for loans receivable, net of unamortized discounts, fees, and reserves for loan losses, as of December 31, 2022 (in thousands):

Investment Type	Year of Origination						Total
	2022	2021	2020	2019	2018	Prior
Secured loans
Risk rating:
Performing loans	$—	$266,197	$75,552	$—	$—	$—	$341,749
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total secured loans	$—	$266,197	$75,552	$—	$—	$—	$341,749
Mezzanine and other
Risk rating:
Performing loans	$32,410	$595	$78	$—	$—	$—	$33,083
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total mezzanine and other	$32,410	$595	$78	$—	$—	$—	$33,083
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
The following table summarizes the Company’s reserve for loan losses (in thousands):

	December 31, 2022			December 31, 2021
	Secured Loans	Mezzanine and Other	Total	Secured Loans	Mezzanine and Other	Total
Reserve for loan losses, beginning of period	$1,804	$9	$1,813	$3,152	$7,128	$10,280
Provision for expected loan losses	6,527	7	6,534	793	896	1,689
Expected loan losses related to loans sold or repaid(1)	(51)	(16)	(67)	(2,141)	(8,015)	(10,156)
Reserve for loan losses, end of period	$8,280	$—	$8,280	$1,804	$9	$1,813
_______________________________________
(1)Includes two loans sold or repaid during the year ended December 31, 2022 and six loans sold or repaid during the year ended December 31, 2021.
Additionally, at December 31, 2022 and 2021, a liability of $0.8 million and $0.3 million, respectively, related to expected credit losses for unfunded loan commitments was included in accounts payable, accrued liabilities, and other liabilities.
The change in the reserve for expected loan losses during the year ended December 31, 2022 is primarily due to the following: (i) macroeconomic conditions and (ii) increased interest rates on our variable rate loans.

NOTE 9.    Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method, excluding investments classified as discontinued operations (dollars in thousands):

				Carrying Amount
				December 31,
Entity(1)	Segment	Property Count(2)	Ownership %(2)	2022	2021
SWF SH JV	Other	19	54	$345,978	$355,394
South San Francisco JVs(3)	Life science	7	70	309,969	—
Life Science JV	Life science	1	49	26,601	25,605
Needham Land Parcel JV(4)	Life science	—	38	15,391	13,566
Medical Office JVs(5)	Medical office	3	20 - 67	8,738	9,069
				$706,677	$403,634
_______________________________________
(1)These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)Property counts and ownership percentages are as of December 31, 2022.
(3)Includes seven unconsolidated life science joint ventures in South San Francisco, California in which the Company holds a 70% ownership percentage in each joint venture. These joint ventures have been aggregated herein due to similarity of the investments and operations. See “South San Francisco Joint Ventures” below for further information.
(4)In December 2021, the Company acquired a 38% interest in a life science development joint venture in Needham, Massachusetts for $13 million. Land held for development is excluded from the property count as of December 31, 2022.
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
At December 31, 2022 and 2021, the aggregate unamortized basis difference of the Company’s investments in unconsolidated joint ventures of $41 million and $42 million, respectively, is primarily attributable to the difference between the amount for which the Company purchased its interest in the entity and the historical carrying value of the net assets of the entity. The difference is being amortized over the remaining useful life of the related assets and is included in equity income (loss) from unconsolidated joint ventures.
Other JVs. In April 2021, the Company sold its two preferred equity investments for their carrying value as part of the Discovery SHOP Portfolio disposition (see Note 5). Prior to the sale, the Company’s ownership percentage in these two unconsolidated joint ventures was as follows: (i) Discovery Naples JV (41%) and (ii) Discovery Sarasota JV (47%).
CCRC JV. In May 2021, the two remaining CCRCs in the CCRC joint venture were sold for $38 million, $19 million of which represents the Company’s 49% interest, resulting in an immaterial gain on sale recorded within equity income (loss) from unconsolidated joint ventures during the year ended December 31, 2021.
South San Francisco JVs. On August 1, 2022, the Company sold a 30% interest in seven life science assets in South San Francisco, California to a sovereign wealth fund (“SWF Partner”) for cash of $126 million. Following this transaction, the Company and the SWF Partner (collectively, the “Members”) share in key decisions of the assets through their voting rights, resulting in the Company deconsolidating the assets, recognizing its retained 70% investment in the South San Francisco joint ventures (the “South San Francisco JVs”) at fair value, and accounting for its investment using the equity method. The fair values of the Company’s retained investment were based on a market approach, utilizing an agreed-upon contractual sales price, which is considered to be a Level 3 measurement within the fair value hierarchy. During the year ended December 31, 2022, the Company recognized a gain upon change of control of $311 million, which is recorded in other income (expense), net.
The Company is entitled to a preferred return, a promote, and certain fees in exchange for development and asset management services provided to the South San Francisco JVs when certain conditions are met.
Concurrently, the Company entered into a master equity transaction agreement with the SWF Partner that provided the Members with an opportunity to participate in a future joint venture in certain development projects currently owned by the Company. In January 2023, the Company and the SWF Partner mutually agreed not to proceed with the joint venture related to these development projects.

NOTE 10.    Intangibles

Intangible assets primarily consist of lease-up intangibles and above market tenant lease intangibles. The following table summarizes the Company’s intangible lease assets (dollars in thousands):

	December 31,
Intangible lease assets	2022	2021
Gross intangible lease assets	$770,285	$797,675
Accumulated depreciation and amortization	(352,224)	(277,915)
Intangible assets, net(1)	$418,061	$519,760

Weighted average remaining amortization period in years	5	6
_______________________________________
(1)Excludes intangible assets reported in assets held for sale of $2 million and zero as of December 31, 2022 and 2021, respectively.
Intangible liabilities consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (dollars in thousands):

	December 31,
Intangible lease liabilities	2022	2021
Gross intangible lease liabilities	$237,464	$234,917
Accumulated depreciation and amortization	(81,271)	(57,685)
Intangible liabilities, net	$156,193	$177,232

Weighted average remaining amortization period in years	7	8
The following table sets forth amortization related to intangible assets, net and intangible liabilities, net (in thousands):

	Year Ended December 31,
	2022	2021	2020
Depreciation and amortization expense related to amortization of lease-up intangibles(1)	$104,885	$106,106	$89,301
Rental and related revenues related to amortization of net below market lease liabilities(1)	24,640	20,597	11,717
_______________________________________
(1)Excludes amortization related to assets classified as discontinued operations.
During the year ended December 31, 2022, in conjunction with the Company’s acquisitions of real estate, the Company acquired intangible assets of $7 million and intangible liabilities of $6 million. The intangible assets and liabilities acquired had a weighted average amortization period at acquisition of 7 years and 11 years, respectively.
During the year ended December 31, 2021, in conjunction with the Company’s acquisitions of real estate, the Company acquired intangible assets of $109 million and intangible liabilities of $57 million. The intangible assets and intangible liabilities acquired each had a weighted average amortization period at acquisition of 9 years.

The following table summarizes the estimated annual amortization for each of the five succeeding fiscal years and thereafter (in thousands):

	Rental and Related Revenues	Depreciation and Amortization
2023	$24,036	$99,784
2024	22,913	95,570
2025	21,891	83,984
2026	19,397	51,948
2027	15,393	26,349
Thereafter	43,356	51,219
	$146,986	$408,854
Goodwill
At each of December 31, 2022 and 2021, the Company’s goodwill balance was $18 million and is recognized in other assets, net on the Consolidated Balance Sheets. See Note 16 for goodwill attributable to the Company’s reportable segments. During the year ended December 31, 2021, the Company recognized a $29 million goodwill impairment charge, recognized within income (loss) from discontinued operations (see Note 6).
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
In September 2021, the Company executed an amended and restated unsecured revolving line of credit (the “Revolving Facility”), to increase total revolving commitments from $2.5 billion to $3.0 billion and extend the maturity date to January 20, 2026. This maturity date may be further extended pursuant to two six-month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at the London Interbank Offered Rate (“LIBOR”) plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. The Company also pays a facility fee on the entire revolving commitment that depends on its credit ratings. Additionally, the Revolving Facility includes a sustainability-linked pricing component whereby the applicable margin may be reduced by up to 0.025% based on the Company’s achievement of specified sustainability-linked metrics, subject to certain conditions. Based on the Company’s credit ratings at December 31, 2022, and inclusive of achievement of a sustainability-linked metric during the year ended December 31, 2021, the margin on the Revolving Facility was 0.75% and the facility fee was 0.15%. At December 31, 2022 and 2021, the Company had no balance outstanding under the Revolving Facility.
The Revolving Facility includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. Further, the Revolving Facility includes customary LIBOR replacement language, including, but not limited to, the use of rates based on SOFR.
The Revolving Facility also contains certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreement: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.7 billion. The Company believes it was in compliance with each of these covenants at December 31, 2022.
On August 22, 2022, the Company executed a term loan agreement (the “2022 Term Loan Agreement”) that provided for two senior unsecured delayed draw term loans in an aggregate principal amount of up to $500 million (the “2022 Term Loan Facilities”). The 2022 Term Loan Facilities were available to be drawn from time to time during a 180-day period after closing, subject to customary borrowing conditions. $250 million of the 2022 Term Loan Facilities has an initial stated maturity of 4.5 years, which may be extended for a one-year period subject to certain customary conditions. The other $250 million of the 2022 Term Loan Facilities has a stated maturity of 5 years with no option to extend. In October 2022, the entirety of the $500 million under the 2022 Term Loan Facilities was drawn. Therefore, at December 31, 2022, the Company had $500 million outstanding under the 2022 Term Loan Facilities.

Loans outstanding under the 2022 Term Loan Facilities accrue interest at adjusted SOFR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. The 2022 Term Loan Agreement also includes a sustainability-linked pricing component whereby the applicable margin under the 2022 Term Loan Facilities may be reduced by 0.01% based on the Company’s achievement of specified sustainability-linked metrics. Based on the Company’s credit ratings as of December 31, 2022, the margin on the 2022 Term Loan Facilities was 0.85%. The 2022 Term Loan Agreement includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to an additional $500 million, subject to securing additional commitments.
The 2022 Term Loan Agreement also contains certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreement: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.7 billion. The Company believes it was in compliance with each of these covenants at December 31, 2022.
In August 2022, the Company entered into two forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 22). The 2022 Term Loan Facilities associated with these interest rate swap instruments are reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on the Company’s credit ratings as of December 31, 2022, the 2022 Term Loan Facilities had a blended fixed effective interest rate of 3.77%, inclusive of the impact of these interest rate swap instruments and amortization of the related debt issuance costs.
Commercial Paper Program
In September 2019, the Company established an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, unsecured short-term debt securities with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time. At December 31, 2021, the maximum aggregate face or principal amount that could be outstanding at any one time was $1.5 billion. In July 2022, the Company increased the maximum aggregate face or principal amount that can be outstanding at any one time to $2.0 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company uses its Revolving Facility as a liquidity backstop for the repayment of unsecured short-term debt securities issued under the Commercial Paper Program. At December 31, 2022, the Company had $996 million of securities outstanding under the Commercial Paper Program, with original maturities of approximately two months and a weighted average interest rate of 4.90%. At December 31, 2021, the Company had $1.17 billion of securities outstanding under the Commercial Paper Program, with original maturities of approximately two months and a weighted average interest rate of 0.32%.
Senior Unsecured Notes
At each of December 31, 2022 and 2021, the Company had senior unsecured notes outstanding with an aggregate principal balance of $4.7 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions, and other customary terms. The Company believes it was in compliance with these covenants at December 31, 2022.
During the year ended December 31, 2022, the Company did not issue, repurchase, or redeem any senior unsecured notes.
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
The following table summarizes the Company’s senior unsecured notes issuances, including the green bond offerings discussed above, for the periods presented (dollars in thousands):

Issue Date	Amount	Coupon Rate	Maturity Date
Year ended December 31, 2021:
November 24, 2021	$500,000	2.13%	2028
July 12, 2021	450,000	1.35%	2027
Year ended December 31, 2020:
June 23, 2020	600,000	2.88%	2031

In January 2023, the Company completed a senior unsecured note issuance as summarized in the following table (dollars in thousands):

Issue Date	Amount	Coupon Rate	Maturity Date
January 17, 2023	$400,000	5.25%	2032
The following table summarizes the Company’s senior unsecured notes repurchases and redemptions for the periods presented (dollars in thousands):

Payoff Date	Amount	Coupon Rate	Maturity Date
Year ended December 31, 2021(1):
May 19, 2021	$251,806	3.40%	2025
May 19, 2021	298,194	4.00%	2025
February 26, 2021	188,000	4.25%	2023
February 26, 2021	149,000	4.20%	2024
February 26, 2021	331,000	3.88%	2024
January 28, 2021	112,000	4.25%	2023
January 28, 2021	201,000	4.20%	2024
January 28, 2021	469,000	3.88%	2024
Year ended December 31, 2020(2):
July 9, 2020	300,000	3.15%	2022
June 24, 2020	250,000	4.25%	2023
_______________________________________
(1)As a result of the repurchases and redemptions of these senior unsecured notes, the Company recognized an aggregate $225 million loss on debt extinguishment during the year ended December 31, 2021.
(2)As a result of the repurchases and redemptions of these senior unsecured notes, the Company recognized an aggregate $44 million loss on debt extinguishment during the year ended December 31, 2020.
Mortgage Debt
At December 31, 2022 and 2021, the Company had $345 million and $350 million, respectively, in aggregate principal of mortgage debt outstanding, which was secured by 18 healthcare facilities, with an aggregate carrying value of $793 million and $811 million, respectively.
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
During the years ended December 31, 2022, 2021, and 2020 the Company made aggregate principal repayments of mortgage debt of $5 million, $9 million, and $5 million, respectively (excluding mortgage debt on assets held for sale and discontinued operations).
In April 2021, in conjunction with the acquisition of the MOB Portfolio, the Company originated $142 million of secured mortgage debt (see Note 4) that matures in May 2026. In April 2022, the Company terminated its existing interest rate cap instruments associated with this variable rate mortgage debt and entered into two interest rate swap instruments that are designated as cash flow hedges and mature in May 2026 (see Note 22). The variable rate mortgage debt associated with these interest rate swap instruments is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at December 31, 2022 (dollars in thousands):

				Senior Unsecured Notes(2)		Mortgage Debt(3)
Year	Bank Line of Credit	Commercial Paper(1)	Term Loans	Amount	Interest Rate	Amount	Interest Rate	Total
2023	$—	$—	$—	$—	—%	$90,089	3.80%	$90,089
2024	—	—	—	—	—%	7,024	6.14%	7,024
2025	—	—	—	800,000	3.92%	3,209	3.82%	803,209
2026	—	995,606	—	650,000	3.40%	244,523	4.48%	1,890,129
2027	—	—	500,000	450,000	1.54%	366	5.91%	950,366
Thereafter	—	—	—	2,800,000	3.50%	—	—%	2,800,000
	—	995,606	500,000	4,700,000		345,211		6,540,817
Premiums, (discounts), and debt issuance costs, net	—	—	(4,043)	(40,549)		1,388		(43,204)
	$—	$995,606	$495,957	$4,659,451		$346,599		$6,497,613
_______________________________________

(1)Commercial Paper Program borrowings are backstopped by the Revolving Facility. As such, the Company calculates the weighted average remaining term of its Commercial Paper Program borrowings using the maturity date of the Revolving Facility.
(2)Effective interest rates on the senior unsecured notes range from 1.54% to 6.87% with a weighted average effective interest rate of 3.37% and a weighted average maturity of 6 years.
(3)Effective interest rates on the mortgage debt range from 3.44% to 7.93% with a weighted average effective interest rate of 4.33% and a weighted average maturity of 3 years. These interest rates include the impact of designated interest rate swap instruments, which effectively fix the interest rate on certain variable rate debt.
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
DownREITs and Other Partnerships
In connection with the formation of DownREITs, members may contribute appreciated real estate to a DownREIT in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if a contributed property is later sold by the DownREIT, the unamortized pre-contribution gain that exists at the date of sale is specifically allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Internal Revenue Code (“make-whole payments”). These make-whole payments include a tax gross-up provision. These indemnification agreements have expirations terms that range through 2039 on a total of 29 properties.
Additionally, the Company owns a 49% interest in the Life Science JV (see Note 9). If the property in the joint venture is sold in a taxable transaction, the Company is generally obligated to indemnify its joint venture partner for its federal and state income taxes associated with the gain that existed at the time of the contribution to the joint venture.

Commitments
The following table summarizes the Company’s material commitments, excluding debt service obligations (see Note 11), obligations as the lessee under operating leases (see Note 7), and potential future obligations related to redeemable noncontrolling interests (see Note 13) at December 31, 2022 (in thousands):

Amount
Development and redevelopment commitments(1)	$219,059
Lease and other contractual commitments(2)	33,164
Construction loan commitments(3)	39,965
$292,188
_______________________________________
(1)Represents construction and other commitments as of December 31, 2022 for developments and redevelopments in progress and includes allowances for tenant improvements that the Company has provided as a lessor.
(2)Represents the Company’s commitments, as lessor, under signed leases and contracts for operating properties as of December 31, 2022 and includes allowances for tenant improvements and leasing commissions. Excludes allowances for tenant improvements related to developments and redevelopments in progress for which the Company has executed an agreement with a general contractor to complete the tenant improvements (recognized in the “Development and redevelopment commitments” line).
(3)Represents loan commitments as of December 31, 2022 to fund additional loans for senior housing redevelopment and capital expenditure projects.
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
Environmental Costs
Various environmental laws govern certain aspects of the ongoing management and operation of our facilities, including those related to presence of asbestos-containing materials. The presence of, or the failure to manage and/or remediate, such materials may adversely affect the occupancy and performance of the Company’s facilities. The Company monitors its properties for the presence of such hazardous or toxic substances and is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company’s business, financial condition, or results of operations. The Company carries environmental insurance and believes that the policy terms, conditions, limitations, and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage, and current industry practice.
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
NOTE 13.    Equity and Redeemable Noncontrolling Interests

Dividends
On February 1, 2023, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.30 per share. The common stock cash dividend will be paid on February 23, 2023 to stockholders of record as of the close of business on February 9, 2023.
During the years ended December 31, 2022, 2021, and 2020, the Company declared and paid common stock cash dividends of $1.20, $1.20, and $1.48 per share, respectively.

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
At December 31, 2022, $1.18 billion of the Company’s common stock remained available for sale under the ATM Program.
ATM Forward Contracts
During the year ended December 31, 2020, the Company utilized the forward provisions under a previous ATM program established in 2019 (the “2019 ATM Program”) to allow for the sale of an aggregate of 2.0 million shares of its common stock at an initial weighted average net price of $35.23 per share, after commissions. Additionally, during the year ended December 31, 2020, the Company settled 16.8 million shares previously outstanding under the 2019 ATM Program at a weighted average net price of $31.38 per share, after commissions, resulting in net proceeds of $528 million. At December 31, 2020, no shares remained outstanding under the 2019 ATM Program.
During the year ended December 31, 2021, the Company utilized the forward provisions under the ATM Program to allow for the sale of an aggregate of 9.1 million shares of its common stock at an initial weighted average net price of $35.25 per share, after commissions. None of these shares were settled during the year and therefore, all 9.1 million shares remained outstanding at December 31, 2021.
During the year ended December 31, 2022, the Company settled all 9.1 million shares previously outstanding under ATM forward contracts at a weighted average net price of $34.01 per share, after commissions, resulting in net proceeds of $308 million. Therefore, at December 31, 2022, no shares remained outstanding under ATM forward contracts.
ATM Direct Issuances
During the years ended December 31, 2022, 2021, and 2020, there were no direct issuances of shares of common stock under the ATM program.
Forward Equity Offerings
November 2019 Offering. In November 2019, the Company entered into a forward equity sales agreement (the “2019 forward equity sales agreement”) to sell an aggregate of 15.6 million shares of its common stock (including shares sold through the exercise of underwriters’ options) at an initial net price of $34.46 per share, after underwriting discounts and commissions, which was subject to adjustments for: (i) accrued interest, (ii) the forward purchasers’ stock borrowing costs, and (iii) certain fixed price reductions during the term of the agreement. During the year ended December 31, 2020, the Company settled all 15.6 million shares under the 2019 forward equity sales agreement at a weighted average net price of $34.18 per share, resulting in net proceeds of $534 million (total net proceeds of $1.06 billion, when aggregated with the net proceeds from settling ATM forward contracts under the 2019 ATM Program, as discussed above). Therefore, at December 31, 2022, 2021, and 2020, no shares remained outstanding under the 2019 forward equity sales agreement.

Share Repurchase Program
On August 1, 2022, the Company’s Board of Directors approved a share repurchase program under which the Company may acquire shares of its common stock in the open market up to an aggregate purchase price of $500 million (the “Share Repurchase Program”). Purchases of common stock under the Share Repurchase Program may be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The Share Repurchase Program expires in August 2024 and may be suspended or terminated at any time without prior notice. Under Maryland General Corporation Law, outstanding shares of common stock acquired by a corporation become authorized but unissued shares, which may be re-issued. During the year ended December 31, 2022, the Company repurchased 2.1 million shares of its common stock at a weighted average price of $27.16 per share for a total of $56 million. Therefore, at December 31, 2022, $444 million of the Company’s common stock remained available for repurchase under the Share Repurchase Program.
Other Common Stock Activities
The following table summarizes the Company’s other common stock activities (in thousands):

	Year Ended December 31,
	2022	2021	2020
Dividend Reinvestment and Stock Purchase Plan	$59	$81	$181
Conversion of DownREIT units	27	8	120
Exercise of stock options	—	97	54
Vesting of restricted stock units	820	924	668
Repurchase of common stock	2,418	418	298
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	December 31,
	2022	2021
Unrealized gains (losses) on derivatives, net	$30,145	$—
Supplemental Executive Retirement Plan minimum liability	(2,011)	(3,147)
Total accumulated other comprehensive income (loss)	$28,134	$(3,147)
The Company has a defined benefit pension plan, known as the Supplemental Executive Retirement Plan, with one plan participant, the former Chief Executive Officer (“CEO”) of the Company who departed in 2003. Changes to the Supplemental Executive Retirement Plan minimum liability are reflected in other comprehensive income (loss).
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
During the year ended December 31, 2021, one of the redeemable noncontrolling interests met the conditions for redemption and the related put option was exercised during the year then ended. Accordingly, the Company made a cash payment for the redemption value of $60 million to the related noncontrolling interest holder during the year ended December 31, 2021 and acquired the redeemable noncontrolling interest associated with this entity. During the year ended December 31, 2022, one of the redeemable noncontrolling interests met the conditions for redemption, but was not yet exercised. The three remaining redeemable noncontrolling interests had not yet met the conditions for redemption as of December 31, 2022. Two of the interests will become redeemable following the passage of a predetermined amount of time, which will occur in 2023 and 2024. The fourth interest will become redeemable at the earlier of a predetermined passage of time or stabilization of the underlying development property, which is expected to occur in 2023. The redemption values are subject to change based on the assessment of redemption value at each redemption date.

Noncontrolling Interests
The non-managing member units of the Company’s DownREITs are exchangeable for an amount of cash approximating the then-current market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company’s common stock, the carrying amount of the DownREIT units is reclassified to stockholders’ equity. At December 31, 2022, there were five million DownREIT units (seven million shares of Healthpeak common stock are issuable upon conversion) outstanding in seven DownREIT LLCs, for all of which the Company acts as the managing member. At December 31, 2022, the carrying and market values of the five million DownREIT units were $200 million and $183 million, respectively. At December 31, 2021, the carrying and market values of the five million DownREIT units were $201 million and $264 million, respectively.
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
Refer to Note 13 for a discussion of the sale of shares under and settlement of forward sales agreements during the periods presented. The Company considered the potential dilution resulting from the forward agreements to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to calculate the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. The aggregate effect on the Company’s diluted weighted-average common shares for the years ended December 31, 2022, 2021, and 2020 was zero, 1 thousand, and 201 thousand weighted-average incremental shares, respectively, from the forward equity sales agreements.

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator
Income (loss) from continuing operations	$513,540	$137,728	$160,507
Noncontrolling interests’ share in continuing operations	(15,975)	(17,851)	(14,394)
Income (loss) from continuing operations attributable to Healthpeak Properties, Inc.	497,565	119,877	146,113
Less: Participating securities’ share in continuing operations	(2,657)	(3,269)	(2,416)
Income (loss) from continuing operations applicable to common shares	494,908	116,608	143,697
Income (loss) from discontinued operations	2,884	388,202	267,746
Noncontrolling interests’ share in discontinued operations	—	(2,539)	(296)
Net income (loss) applicable to common shares - basic and diluted	$497,792	$502,271	$411,147
Denominator
Basic weighted average shares outstanding	538,809	538,930	530,555
Dilutive potential common shares - equity awards(1)	338	310	300
Dilutive potential common shares - forward equity agreements(2)	—	1	201
Diluted weighted average common shares	539,147	539,241	531,056
Basic earnings (loss) per common share
Continuing operations	$0.92	$0.22	$0.27
Discontinued operations	0.00	0.71	0.50
Net income (loss) applicable to common shares	$0.92	$0.93	$0.77
Diluted earnings (loss) per common share:
Continuing operations	$0.92	$0.22	$0.27
Discontinued operations	0.00	0.71	0.50
Net income (loss) applicable to common shares	$0.92	$0.93	$0.77
_______________________________________
(1)For all periods presented, represents the dilutive impact of 1 million outstanding equity awards (restricted stock units and stock options).
(2)For the year ended December 31, 2022, all 9.1 million shares that were settled during the year then ended were anti-dilutive. For the year ended December 31, 2021, all 9.1 million shares that were not settled during the year then ended were anti-dilutive. For the year ended December 31, 2020, represents the dilutive impact of 32 million shares that were settled during the year then ended.
For the years ended December 31, 2022, 2021, and 2020, all 7 million shares issuable upon conversion of DownREIT units were not included because they were anti-dilutive.

NOTE 15.    Compensation Plans

Stock Based Compensation
On May 11, 2006, the Company’s stockholders approved the 2006 Performance Incentive Plan, which was amended and restated in 2009 (“the 2006 Plan”). On May 1, 2014, the Company’s stockholders approved the 2014 Performance Incentive Plan (“the 2014 Plan”) (collectively, the “Plans”). Following the adoption of the 2014 Plan, no new awards will be issued under the 2006 Plan. The Plans provide for the granting of stock-based compensation, including stock options, restricted stock, and restricted stock units to officers, employees, and directors in connection with their employment with or services provided to the Company. The maximum number of shares reserved for awards under the 2014 Plan is 33 million shares, and, as of December 31, 2022, 25 million of the reserved shares under the 2014 Plan are available for future awards, of which 16 million shares may be issued as restricted stock or restricted stock units.
Total share-based compensation cost was $32 million, $23 million, and $21 million for the years ended December 31, 2022, 2021, and 2020, respectively, which was recognized in general and administrative expenses. Of the total share-based compensation cost, $4 million, $3 million, and $2 million was capitalized as part of real estate for the years ended December 31, 2022, 2021, and 2020, respectively. The year ended December 31, 2022 includes $10 million of severance-related charges resulting from a decrease in the requisite service period of restricted stock units associated with the Company's former CEO, as further described below. As of December 31, 2022, there was $19 million of future expense related to unvested share-based compensation arrangements granted under the Company’s incentive plans, which is expected to be recognized over a weighted average period of 1.5 years associated with future employee service.
Departure of Executives
On October 6, 2022, the Company and Thomas M. Herzog mutually agreed that Mr. Herzog would step down from his position as CEO and from the board of directors of the Company, effective immediately. On November 1, 2022, the Company and Troy E. McHenry mutually agreed that Mr. McHenry would step down from his position as Chief Legal Officer and General Counsel, effective immediately. During the fourth quarter of 2022, the Company recognized total severance-related charges of $33 million in general and administrative expenses on the Consolidated Statements of Operations, $10 million of which related to a decrease in the requisite service period of restricted stock units as discussed above. These restricted stock units will continue to vest in accordance with the original terms of the grants. As of December 31, 2022, $15 million of these severance-related charges have not yet been paid and were included in accounts payable, accrued liabilities, and other liabilities on the Consolidated Balance Sheets.
Stock Options
There have been no grants of stock options since 2014. Stock options outstanding and exercisable were 0.3 million at December 31, 2022 and 0.4 million at December 31, 2021. There were no stock options exercised under the Plans for the year ended December 31, 2022. For the years ended December 31, 2021 and 2020, proceeds received from stock options exercised under the Plans were $3 million, and $2 million, respectively. No compensation cost related to stock options was incurred during the years ended December 31, 2022, 2021, and 2020.
Restricted Stock Awards
Under the Plans, restricted stock awards, including restricted stock units and performance stock units are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant. Restrictions on certain awards generally lapse, as provided in the Plans or in the applicable award agreement, upon retirement, a change in control or other specified events. The fair market value of restricted stock awards, both time vesting and those subject to specific performance criteria, are expensed over the period of vesting. Restricted stock units, which vest based solely upon passage of time generally vest over a period of three to six years. The fair value of restricted stock units is determined based on the closing market price of the Company’s shares on the grant date. Performance stock units, which are restricted stock awards that vest dependent upon attainment of various levels of performance that equal or exceed threshold levels, generally vest in their entirety at the end of a three year performance period. The number of shares that ultimately vest can vary from 0% to 200% of target depending on the level of achievement of the performance criteria. The fair value of performance stock units is determined based on the Monte Carlo valuation model primarily using the following assumptions for awards granted during the years ended December 31, 2022, 2021, and 2020, respectively: (i) expected term of 3 years, 3 years, and 3 years (equal to the remaining performance period at the grant date), (ii) historical volatility of 38.9%, 39.1%, and 20.0%, (iii) dividend yield of 3.5%, 4.0%, and 4.2%, (iv) risk-free rate of 1.8%, 0.2%, and 1.4%, and (v) post-vesting restrictions discount of 5.8%, 12.9%, and 0.0%. The total grant date fair value of restricted stock and performance based units for the years ended December 31, 2022, 2021, and 2020 was $27 million, $23 million, and $24 million, respectively. The total fair value (at vesting) of restricted stock and performance based units for the years ended December 31, 2022, 2021, and 2020 was $27 million, $29 million, and $20 million, respectively. The compensation cost recognized for all restricted stock awards is net of actual forfeitures.

Upon vesting of restricted stock awards, the participant is required to pay the related tax withholding obligation. The Company reduces the number of common stock shares delivered to pay the employee tax withholding obligation. The value of the shares withheld is dependent on the closing market price of the Company’s common stock on the trading date prior to the relevant transaction occurring. During the years ended December 31, 2022, 2021, and 2020, the Company withheld 356,000, 418,000, and 298,000 shares, respectively, to offset tax withholding obligations with respect to the vesting of the restricted stock and performance restricted stock unit awards.
Holders of restricted stock awards, including restricted stock units and performance stock units, are generally entitled to receive dividends equal to the amount that would be paid on an equivalent number of shares of common stock.
The following table summarizes restricted stock award activity, including performance stock units, for the year ended December 31, 2022 (units in thousands):

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	1,692	$33.72
Granted	983	32.94
Vested	(820)	32.87
Forfeited	(146)	34.02
Unvested at December 31, 2022	1,709	$33.66
NOTE 16.    Segment Disclosures

The Company’s reportable segments, based on how its chief operating decision maker (“CODM”) evaluates the business and allocates resources, are as follows: (i) life science, (ii) medical office, and (iii) CCRC. The Company has non-reportable segments that are comprised primarily of the Company’s interests in an unconsolidated JV that owns 19 senior housing assets (the “SWF SH JV”), loans receivable, and marketable debt securities. The accounting policies of the segments are the same as those described in the Company’s Summary of Significant Accounting Policies (see Note 2).
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
Non-segment assets consist of assets in the Company’s other non-reportable segments and corporate non-segment assets. Corporate non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, accounts receivable, net, loans receivable, marketable debt securities, other assets, real estate assets held for sale and discontinued operations, and liabilities related to assets held for sale.

The following tables summarize information for the reportable segments (in thousands):
For the year ended December 31, 2022:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$817,573	$725,370	$494,935	$23,300	$—	$2,061,178
Government grant income(1)	—	—	6,765	—	—	6,765
Less: Interest income	—	—	—	(23,300)	—	(23,300)
Healthpeak’s share of unconsolidated joint venture total revenues	9,921	2,999	—	73,885	—	86,805
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	380	498	—	878
Noncontrolling interests’ share of consolidated joint venture total revenues	(268)	(35,717)	—	—	—	(35,985)
Operating expenses	(209,143)	(253,309)	(400,539)	—	—	(862,991)
Healthpeak’s share of unconsolidated joint venture operating expenses	(2,883)	(1,178)	—	(57,632)	—	(61,693)
Noncontrolling interests’ share of consolidated joint venture operating expenses	87	10,317	—	—	—	10,404
Adjustments to NOI(2)	(62,754)	(15,513)	2,300	169	—	(75,798)
Adjusted NOI	552,533	432,969	103,841	16,920	—	1,106,263
Plus: Adjustments to NOI(2)	62,754	15,513	(2,300)	(169)	—	75,798
Interest income	—	—	—	23,300	—	23,300
Interest expense	—	(6,900)	(7,509)	—	(158,535)	(172,944)
Depreciation and amortization	(302,649)	(279,546)	(128,374)	—	—	(710,569)
General and administrative	—	—	—	—	(131,033)	(131,033)
Transaction costs	(387)	(1,255)	(725)	—	(2,486)	(4,853)
Impairments and loan loss reserves, net	—	—	—	(7,004)	—	(7,004)
Gain (loss) on sales of real estate, net	3,744	10,659	—	(5,325)	—	9,078
Other income (expense), net	311,939	12,709	(1,380)	(13)	3,013	326,268
Less: Government grant income	—	—	(6,765)	—	—	(6,765)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(7,038)	(1,821)	(380)	(16,751)	—	(25,990)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	181	25,400	—	—	—	25,581
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	621,077	207,728	(43,592)	10,958	(289,041)	507,130
Income tax benefit (expense)	—	—	—	—	4,425	4,425
Equity income (loss) from unconsolidated joint ventures	(972)	852	539	1,566	—	1,985
Income (loss) from continuing operations	620,105	208,580	(43,053)	12,524	(284,616)	513,540
Income (loss) from discontinued operations	—	—	—	—	2,884	2,884
Net income (loss)	$620,105	$208,580	$(43,053)	$12,524	$(281,732)	$516,424
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

For the year ended December 31, 2021:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$715,844	$671,242	$471,325	$37,773	$—	$1,896,184
Government grant income(1)	—	—	1,412	—	—	1,412
Less: Interest income	—	—	—	(37,773)	—	(37,773)
Healthpeak’s share of unconsolidated joint venture total revenues	5,757	2,882	6,903	67,835	—	83,377
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	200	1,549	—	1,749
Noncontrolling interests’ share of consolidated joint venture total revenues	(292)	(35,363)	—	—	—	(35,655)
Operating expenses	(169,044)	(223,383)	(380,865)	13	—	(773,279)
Healthpeak’s share of unconsolidated joint venture operating expenses	(1,836)	(1,174)	(6,639)	(51,866)	—	(61,515)
Noncontrolling interests’ share of consolidated joint venture operating expenses	87	10,071	—	—	—	10,158
Adjustments to NOI(2)	(46,589)	(11,118)	3,241	(47)	—	(54,513)
Adjusted NOI	503,927	413,157	95,577	17,484	—	1,030,145
Plus: Adjustments to NOI(2)	46,589	11,118	(3,241)	47	—	54,513
Interest income	—	—	—	37,773	—	37,773
Interest expense	(232)	(2,837)	(7,701)	—	(147,210)	(157,980)
Depreciation and amortization	(303,196)	(255,746)	(125,344)	—	—	(684,286)
General and administrative	—	—	—	—	(98,303)	(98,303)
Transaction costs	(24)	(323)	(1,445)	(49)	—	(1,841)
Impairments and loan loss reserves, net	—	(21,577)	—	(1,583)	—	(23,160)
Gain (loss) on sales of real estate, net	—	190,590	—	—	—	190,590
Gain (loss) on debt extinguishments	—	—	—	—	(225,824)	(225,824)
Other income (expense), net	55	(2,725)	2,141	486	6,309	6,266
Less: Government grant income	—	—	(1,412)	—	—	(1,412)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(3,921)	(1,708)	(464)	(17,518)	—	(23,611)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	205	25,292	—	—	—	25,497
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	243,403	355,241	(41,889)	36,640	(465,028)	128,367
Income tax benefit (expense)	—	—	—	—	3,261	3,261
Equity income (loss) from unconsolidated joint ventures	1,118	794	1,484	2,704	—	6,100
Income (loss) from continuing operations	244,521	356,035	(40,405)	39,344	(461,767)	137,728
Income (loss) from discontinued operations	—	—	—	—	388,202	388,202
Net income (loss)	$244,521	$356,035	$(40,405)	$39,344	$(73,565)	$525,930
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

For the year ended December 31, 2020:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$569,296	$622,398	$436,494	$16,687	$—	$1,644,875
Government grant income(1)	—	—	16,198	—	—	16,198
Less: Interest income	—	—	—	(16,553)	—	(16,553)
Healthpeak’s share of unconsolidated joint venture total revenues	448	2,772	35,392	74,023	—	112,635
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	920	359	—	1,279
Noncontrolling interests’ share of consolidated joint venture total revenues	(239)	(34,597)	—	—	—	(34,836)
Operating expenses	(138,005)	(204,008)	(440,528)	—	—	(782,541)
Healthpeak’s share of unconsolidated joint venture operating expenses	(137)	(1,129)	(32,125)	(53,779)	—	(87,170)
Noncontrolling interests’ share of consolidated joint venture operating expenses	72	10,282	—	—	—	10,354
Adjustments to NOI(2)	(20,133)	(5,544)	97,072	433	—	71,828
Adjusted NOI	411,302	390,174	113,423	21,170	—	936,069
Plus: Adjustments to NOI(2)	20,133	5,544	(97,072)	(433)	—	(71,828)
Interest income	—	—	—	16,553	—	16,553
Interest expense	(234)	(400)	(7,227)	—	(210,475)	(218,336)
Depreciation and amortization	(217,921)	(222,165)	(113,851)	(12)	—	(553,949)
General and administrative	—	—	—	—	(93,237)	(93,237)
Transaction costs	(236)	—	(17,994)	(112)	—	(18,342)
Impairments and loan loss reserves, net	(14,671)	(10,208)	—	(18,030)	—	(42,909)
Gain (loss) on sales of real estate, net	—	90,390	—	(40)	—	90,350
Gain (loss) on debt extinguishments	—	—	—	—	(42,912)	(42,912)
Other income (expense), net	—	—	187,844	41,707	5,133	234,684
Less: Government grant income	—	—	(16,198)	—	—	(16,198)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(311)	(1,643)	(4,187)	(20,603)	—	(26,744)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	167	24,315	—	—	—	24,482
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	198,229	276,007	44,738	40,200	(341,491)	217,683
Income tax benefit (expense)(3)	—	—	—	—	9,423	9,423
Equity income (loss) from unconsolidated joint ventures	(40)	798	(1,547)	(65,810)	—	(66,599)
Income (loss) from continuing operations	198,189	276,805	43,191	(25,610)	(332,068)	160,507
Income (loss) from discontinued operations	—	—	—	—	267,746	267,746
Net income (loss)	$198,189	$276,805	$43,191	$(25,610)	$(64,322)	$428,253
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

The following table summarizes the Company’s total assets by segment (in thousands):

	December 31,
Segment	2022	2021
Life science	$9,019,271	$8,257,990
Medical office	6,291,986	6,152,512
CCRC	2,276,898	2,233,377
Reportable segment assets	17,588,155	16,643,879
Accumulated depreciation and amortization	(3,540,362)	(3,125,416)
Net reportable segment assets	14,047,793	13,518,463
Other non-reportable segment assets	744,550	794,172
Assets held for sale and discontinued operations, net	49,866	37,190
Other non-segment assets	929,020	907,694
Total assets	$15,771,229	$15,257,519
See Notes 4, 5, 6, 7, 8, and 9 for significant transactions impacting the Company’s segment assets during the periods presented.
At each of December 31, 2022 and 2021, goodwill of $18 million was allocated to the Company’s segment assets as follows: (i) $14 million for medical office, (ii) $2 million for CCRC, and (iii) $2 million for other non-reportable.
NOTE 17.     Income Taxes

The Company has elected to be taxed as a REIT under the applicable provisions of the Code beginning with the year ended December 31, 1985. The Company has also elected for certain of its subsidiaries to be treated as TRSs (the “TRS entities”), which are subject to federal and state income taxes. All entities other than the TRS entities are collectively referred to as the “REIT” within this Note 17. Certain REIT entities are also subject to state and local income taxes.
Distributions with respect to the Company’s common stock can be characterized for federal income tax purposes as ordinary dividends, capital gains, nondividend distributions, or a combination thereof.
The following table shows the characterization of the Company’s annual common stock distributions per share:

	Year Ended December 31,
	2022	2021	2020
Ordinary dividends(1)	$0.872948	$0.152336	$0.713864
Capital gains(2)(3)	0.183208	0.379960	0.529796
Nondividend distributions	0.143844	0.667704	0.236340
	$1.200000	$1.200000	$1.480000
_______________________________________
(1)For the year ended December 31, 2022, all $0.872948 of ordinary dividends qualified as business income for purposes of Code Section 199A. For the year ended December 31, 2021, the amount includes $0.137064 of ordinary dividends qualified as business income for purposes of Code Section 199A and $0.015272 of qualified dividend income for purposes of Code Section 1(h)(11). For the year ended December 31, 2020, all $0.713864 of ordinary dividends qualified as business income for purposes of Code Section 199A.
(2)For the years ended December 31, 2022, 2021, and 2020, the amount includes $0.017760, $0.379960, and $0.221420, respectively, of Unrecaptured Section 1250 gain. Pursuant to Treasury Regulation Section 1.1061-6(c), the Company is disclosing additional information related to the capital gain dividends for purposes of Section 1061 of the Code. Code Section 1061 is generally applicable to direct and indirect holders of “applicable partnership interests.” For the year ended December 31, 2022, the “One Year Amounts” and “Three Year Amounts” are 89.6708% of the total capital gain distributions and the remaining capital gain distributions are attributable to Code Section 1231 gains, which are not subject to Code Section 1061. For the years ended December 31, 2021 and 2020, the “One Year Amounts” and “Three Year Amounts” are each zero, since all capital gains relate to Code Section 1231 gains.
(3)For the years ended December 31, 2022, 2021, and 2020, 10.3292%, 100%, and 100%, respectively, of the capital gain distributions represent gains from dispositions of U.S. real property interests pursuant to Code Section 897 for foreign shareholders.
The Company’s pretax income (loss) from continuing operations for the years ended December 31, 2022, 2021, and 2020 was $509 million, $134 million, and $151 million, respectively, of which $527 million, $150 million, and $80 million was attributable to the REIT entities for the years then ended. The TRS entities subject to tax reported income (losses) before income taxes from continuing operations of $(18) million, $(16) million, and $71 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The total income tax benefit (expense) from continuing operations consists of the following components (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$(632)	$(126)	$9,164
State	(689)	(1,003)	(1,431)
Total current	$(1,321)	$(1,129)	$7,733

Deferred
Federal	$3,157	$3,469	$2,849
State	2,589	921	(1,159)
Total deferred	$5,746	$4,390	$1,690

Total income tax benefit (expense) from continuing operations	$4,425	$3,261	$9,423
The Company’s income tax benefit from discontinued operations was $0.3 million, $1 million, and $10 million for the years ended December 31, 2022, 2021, and 2020, respectively (see Note 5).
The following table reconciles income tax benefit (expense) from continuing operations at statutory rates to actual income tax benefit (expense) recorded (in thousands):

	Year Ended December 31,
	2022	2021	2020
Tax benefit (expense) at U.S. federal statutory income tax rate on income or loss subject to tax	$3,698	$3,345	$(15,016)
State income tax benefit (expense), net of federal tax	911	706	(4,211)
Gross receipts and margin taxes	(956)	(989)	(980)
Return to provision adjustments	1,260	(4)	(707)
Valuation allowance for deferred tax assets	194	203	(24,051)
Tax rate differential ─ NOL carryback under the CARES Act	—	—	3,732
Change in tax status of TRS	(682)	—	50,656
Total income tax benefit (expense) from continuing operations	$4,425	$3,261	$9,423

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of the Company’s deferred tax assets and liabilities from continuing operations (in thousands):

	December 31,
	2022	2021	2020
Deferred tax assets:
Deferred revenue	$102,504	$104,397	$103,713
Net operating loss carryforward	62,280	71,744	68,444
Expense accruals	12,399	14,229	15,478
Real estate	150	129	3,895
Investment in unconsolidated joint ventures	—	—	2,333
Other	689	—	—
Total deferred tax assets	178,022	190,499	193,863
Valuation allowance	(26,098)	(35,772)	(33,519)
Deferred tax assets, net of valuation allowance	$151,924	$154,727	$160,344
Deferred tax liabilities:
Real estate	$52,266	$61,097	$72,059
Other	674	648	1,094
Deferred tax liabilities	$52,940	$61,745	$73,153

Net deferred tax assets	$98,984	$92,982	$87,191
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
In conjunction with the Company establishing a plan during the year ended December 31, 2020 to dispose of all of its SHOP assets and classifying such assets as discontinued operations (see Note 5), the Company concluded it was more likely than not that it would no longer realize the future value of certain deferred tax assets generated by the net operating losses of its TRS entities. Accordingly, the Company recognized a deferred tax asset valuation allowance and corresponding income tax expense of $33 million during the year ended December 31, 2020. As of December 31, 2022 and 2021, the Company had a deferred tax asset valuation allowance of $26 million and $36 million, respectively.
At December 31, 2022, the Company had a net operating loss (“NOL”) carryforward of $249 million related to the TRS entities. If unused, $15 million will begin to expire in 2035. The remainder, totaling $234 million, may be carried forward indefinitely.
The following table summarizes the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2022	2021	2020
Total unrecognized tax benefits at January 1	$469	$469	$469
Gross amount of decreases for prior years’ tax positions	(469)	—	—
Total unrecognized tax benefits at December 31	$—	$469	$469
For the year ended December 31, 2022, the Company had no unrecognized tax benefits. For the years ended December 31, 2021 and 2020, the Company had unrecognized tax benefits of $0.5 million, that, if recognized, would reduce the annual effective tax rate.
The Company files numerous U.S. federal, state, and local income and franchise tax returns. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local tax examinations by taxing authorities for years prior to 2019.

NOTE 18.    Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2022	2021	2020
Supplemental cash flow information:
Interest paid, net of capitalized interest	$162,115	$173,044	$209,843
Income taxes paid (refunded)	(1,903)	4,521	(786)
Capitalized interest	41,046	24,084	27,041
Cash paid for amounts included in the measurement of lease liability for operating leases	12,594	10,620	9,940
Supplemental schedule of non-cash investing and financing activities:
Increase in ROU asset in exchange for new lease liability related to operating leases	9,454	28,866	32,208
Decrease in ROU asset with corresponding change in lease liability related to operating leases	—	8,410	—
Retained investment in connection with South San Francisco JVs transaction	293,265	—	—
Accrued construction costs	178,626	179,995	95,293
Net noncash impact from the consolidation of previously unconsolidated joint ventures	—	—	369,223
Refundable entrance fees assumed with real estate acquisitions	—	—	307,954
Seller financing provided on disposition of real estate asset	—	559,745	73,498
Mortgages assumed with real estate acquisitions	—	—	251,280
Carrying value of mortgages assumed by buyer in real estate dispositions	—	143,676	—
See Note 3 for discussion of the 2019 MTCA with Brookdale and Note 9 for discussion of the South San Francisco JVs transaction.
The following table summarizes certain cash flow information related to assets classified as discontinued operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Leasing costs, tenant improvements, and recurring capital expenditures	$21	$2,636	$12,695
Development, redevelopment, and other major improvements of real estate	18	5,780	30,769
Depreciation and amortization of real estate, in-place lease, and other intangibles	—	—	143,194
The following table summarizes cash, cash equivalents and restricted cash (in thousands):

	Year Ended December 31,
	2022	2021	2020	2022	2021	2020	2022	2021	2020
	Continuing operations			Discontinued operations			Total
Beginning of year:
Cash and cash equivalents	$158,287	$44,226	$80,398	$7,707	$53,085	$63,834	$165,994	$97,311	$144,232
Restricted cash	53,454	67,206	13,385	—	17,168	27,040	53,454	84,374	40,425
Cash, cash equivalents and restricted cash	$211,741	$111,432	$93,783	$7,707	$70,253	$90,874	$219,448	$181,685	$184,657
End of year:
Cash and cash equivalents	$72,032	$158,287	$44,226	$—	$7,707	$53,085	$72,032	$165,994	$97,311
Restricted cash	54,802	53,454	67,206	—	—	17,168	54,802	53,454	84,374
Cash, cash equivalents and restricted cash	$126,834	$211,741	$111,432	$—	$7,707	$70,253	$126,834	$219,448	$181,685

NOTE 19.    Variable Interest Entities

Unconsolidated Variable Interest Entities
At each of December 31, 2022 and 2021, the Company had investments in: (i) two unconsolidated VIE joint ventures and (ii) marketable debt securities of one VIE. The Company determined it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (the LLC investment and Needham Land Parcel JV discussed below), it has no formal involvement in these VIEs beyond its investments.
Debt Securities Investment. At December 31, 2022, the Company held $22 million of commercial mortgage-backed securities (“CMBS”) issued by Federal Home Loan Mortgage Corporation (commonly referred to as Freddie Mac) through a special purpose entity that has been identified as a VIE because it is “thinly capitalized.” The CMBS issued by the VIE are backed by mortgage debt obligations on real estate assets. These securities are classified as held-to-maturity because the Company has the intent and ability to hold the securities until maturity. These securities matured on December 31, 2022, and the Company received the related proceeds in January 2023.
LLC Investment. The Company holds a limited partner ownership interest in an unconsolidated LLC that has been identified as a VIE. The Company’s involvement in the entity is limited to its equity investment as a limited partner and it does not have any substantive participating rights or kick-out rights over the general partner. The assets and liabilities of the entity primarily consist of three hospitals and senior housing real estate. Any assets generated by the entity may only be used to settle its contractual obligations (primarily capital expenditures and debt service payments).
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
The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at December 31, 2022 was as follows (in thousands):

VIE Type	Asset Type	Maximum Loss Exposure and Carrying Amount(1)
CMBS and LLC investment	Other assets, net	$36,874
Needham Land Parcel JV	Investments in and advances to unconsolidated joint ventures	15,391
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments (including accrued interest).
As of December 31, 2022, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
See Note 9 for additional descriptions of the nature, purpose, and operating activities of the Company’s unconsolidated VIEs and interests therein.
Consolidated Variable Interest Entities
The Company’s consolidated total assets and total liabilities at December 31, 2022 and 2021 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company.
Ventures V, LLC.  The Company holds a 51% ownership interest in and is the managing member of a joint venture entity formed in October 2015 that owns and leases MOBs (“Ventures V”). The Company classifies Ventures V as a VIE due to the non-managing member lacking substantive participation rights in the management of Ventures V or kick-out rights over the managing member. The Company consolidates Ventures V as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of Ventures V primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of capital expenditures for the properties. Assets generated by Ventures V may only be used to settle its contractual obligations.

Life Science JVs. The Company holds a 99% ownership interest in multiple joint venture entities that own and lease life science assets (the “Life Science JVs”). The Life Science JVs are VIEs as the members share in certain decisions of the entities, but substantially all of the activities are performed on behalf of the Company. The Company consolidates the Life Science JVs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the Life Science JVs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of capital expenditures for the properties. Assets generated by the Life Science JVs may only be used to settle their contractual obligations. Refer to Note 13 for a discussion of certain put options associated with the Life Science JVs.
MSREI MOB JV.  The Company holds a 51% ownership interest in, and is the managing member of, a joint venture entity formed in August 2018 that owns and leases MOBs (the “MSREI JV”). The MSREI JV is a VIE due to the non-managing member lacking substantive participation rights in the management of the joint venture or kick-out rights over the managing member. The Company consolidates the MSREI JV as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of the MSREI JV primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of capital expenditures for the properties. Assets generated by the MSREI JV may only be used to settle its contractual obligations.
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
Exchange Accommodation Titleholder. During the year ended December 31, 2021, the Company acquired two MOBs using a reverse like-kind exchange structure pursuant to Section 1031 of the Code (a “reverse 1031 exchange”). As of December 31, 2021, the Company had not completed the reverse 1031 exchanges and as such, the acquired properties remained in the possession of the Exchange Accommodation Titleholder (“EAT”). The EAT was classified as a VIE as it was a “thinly capitalized” entity. The Company consolidated the EAT because it had the ability to control the activities that most significantly impacted the economic performance of the EAT and was, therefore, the primary beneficiary of the EAT. These properties held by the EAT had a carrying value of $77 million as of December 31, 2021. The assets of the EAT primarily consisted of leased properties (net real estate, including intangibles), and rents receivable; their obligations primarily consisted of capital expenditures for the properties. Assets generated by the EAT may only be used to settle its contractual obligations (primarily from capital expenditures). These reverse 1031 exchanges were completed in February 2022.

Total assets and total liabilities include VIE assets and liabilities as follows (in thousands):

	December 31,
	2022	2021
Assets
Buildings and improvements	$2,356,905	$2,303,920
Development costs and construction in progress	58,499	82,303
Land	324,714	548,168
Accumulated depreciation and amortization	(623,244)	(551,097)
Net real estate	2,116,874	2,383,294
Accounts receivable, net	6,893	5,455
Cash and cash equivalents	20,586	22,295
Restricted cash	354	114
Intangible assets, net	73,860	117,180
Assets held for sale and discontinued operations, net	30,355	754
Right-of-use asset, net	99,376	107,993
Other assets, net	73,690	62,886
Total assets	$2,421,988	$2,699,971
Liabilities
Mortgage debt	$144,604	$144,350
Intangible liabilities, net	15,066	23,909
Liabilities related to assets held for sale and discontinued operations, net	401	1,677
Lease liability	99,039	99,213
Accounts payable, accrued liabilities, and other liabilities	68,979	58,440
Deferred revenue	39,661	21,546
Total liabilities	$367,750	$349,135
Total assets and total liabilities related to assets held for sale and discontinued operations include VIE assets and liabilities as follows (in thousands):

	December 31,
	2022	2021
Assets
Buildings and improvements	$39,934	$—
Development costs and construction in progress	—	—
Land	1,926	—
Accumulated depreciation and amortization	(15,612)	—
Net real estate	26,248	—
Accounts receivable, net	—	62
Cash and cash equivalents	—	59
Intangible assets, net	215	—
Other assets, net	3,892	633
Total assets	$30,355	$754
Liabilities
Accounts payable, accrued liabilities, and other liabilities	$—	$1,677
Deferred revenue	401	—
Total liabilities	$401	$1,677

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
The following table provides information regarding the Company’s concentrations with respect to certain states; the information provided is presented for the gross assets and revenues that are associated with certain real estate assets as percentages of the Company’s total assets and revenues, excluding assets classified as discontinued operations:

	Percentage of Total Company Assets		Percentage of Total Company Revenues
	December 31,		Year Ended December 31,
State	2022	2021	2022	2021	2020
California	37	34	31	28	21
Florida	10	11	18	17	14
Texas	10	10	11	11	9
Massachusetts	17	16	10	9	4
The Company’s rental revenue is generated from multiple tenants across its diverse portfolio. As of December 31, 2022, the Company’s largest tenant in its life science and medical office segments accounted for 2% and 8%, respectively, of the Company’s total revenues.
NOTE 21.    Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis in the Consolidated Balance Sheets were immaterial at December 31, 2022 and 2021.
The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	December 31,
	2022(3)		2021(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$374,832	$369,425	$415,811	$437,607
Marketable debt securities(2)	21,702	21,702	21,003	21,003
Interest rate swap instruments(2)	30,259	30,259	—	—
Interest rate cap instruments(2)	—	—	397	397
Bank line of credit and commercial paper(2)	995,606	995,606	1,165,975	1,165,975
Term loans(2)	495,957	495,957	—	—
Senior unsecured notes(1)	4,659,451	4,238,124	4,651,933	5,054,747
Mortgage debt(2)	346,599	330,867	352,081	352,800
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
(3)During the years ended December 31, 2022 and 2021, there were no material transfers of financial assets or liabilities within the fair value hierarchy.

NOTE 22.    Derivative Financial Instruments

The Company uses derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. Utilizing derivative instruments allows the Company to manage the risk of fluctuations in interest rates and their related potential impact on future earnings and cash flows. The Company does not use derivative instruments for speculative or trading purposes. At December 31, 2022, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by approximately $23 million.
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
In August 2022, the Company entered into two forward-starting interest rate swap instruments on the $500 million aggregate principal amount of the 2022 Term Loan Facilities (see Note 11). The forward-starting interest rate swap instruments are designated as cash flow hedges.
The following table summarizes the Company’s interest rate swap instruments (in thousands):

						Fair Value(1)
Date Entered	Maturity Date	Hedge Designation	Notional Amount	Pay Rate	Receive Rate	December 31, 2022	December 31, 2021
April 2022(2)	May 2026	Cash flow	$51,100	5.08%	1 mo. USD-LIBOR-BBA + 2.50%	$2,300	$—
April 2022(2)	May 2026	Cash flow	91,000	4.63%	1 mo. USD-LIBOR-BBA + 2.05%	4,096	—
August 2022(2)	February 2027	Cash flow	250,000	2.60%	1 mo. USD-SOFR CME Term	11,299	—
August 2022(2)	August 2027	Cash flow	250,000	2.54%	1 mo. USD-SOFR CME Term	12,564	—
_____________________________
(1)At December 31, 2022, the interest rate swap instruments were in an asset position. Derivative assets are recorded in other assets, net on the Consolidated Balance Sheets.
(2)Represents interest rate swap instruments that hedge fluctuations in interest payments on variable rate debt by converting the interest rates to fixed interest rates. The changes in fair value of designated derivatives that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
The following table summarizes the Company’s interest rate cap instruments (in thousands):

						Fair Value(1)
Date Entered	Maturity Date	Hedge Designation	Notional Amount	Strike Rate	Index	December 31, 2022	December 31, 2021
April 2021(2)	May 2024	Non-designated	$142,100	2.00%	1 mo. USD-LIBOR-BBA	$—	$397
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
During the year ended December 31, 2022, the Company recognized a $2 million increase in the fair value of the interest rate cap instruments within other income (expense), net.

NOTE 23.    Accounts Payable, Accrued Liabilities, and Other Liabilities

The following table summarizes the Company’s accounts payable, accrued liabilities, and other liabilities, excluding accounts payable, accrued liabilities, and other liabilities related to assets classified as discontinued operations (in thousands):

	December 31,
	2022	2021
Refundable entrance fees	$268,972	$288,409
Accrued construction costs	178,626	179,995
Accrued interest	59,291	59,342
Other accounts payable and accrued liabilities	265,596	227,638
Accounts payable, accrued liabilities, and other liabilities	$772,485	$755,384
NOTE 24.    Deferred Revenue

The following table summarizes the Company’s deferred revenue, excluding deferred revenue related to assets classified as held for sale and discontinued operations (in thousands):

	December 31,
	2022	2021
Nonrefundable entrance fees(1)	$518,573	$496,478
Other deferred revenue(2)	325,503	292,729
Deferred revenue	$844,076	$789,207
_______________________________________
(1)During the years ended December 31, 2022 and 2021, the Company collected nonrefundable entrance fees of $101 million and $89 million, respectively. During the years ended December 31, 2022, 2021, and 2020, the Company recognized amortization of $79 million, $76 million, and $72 million, respectively, which is included within resident fees and services on the Consolidated Statements of Operations.
(2)Other deferred revenue is primarily comprised of prepaid rent, deferred rent, and tenant-funded tenant improvements owned by the Company. During the years ended December 31, 2022, 2021, and 2020, the Company recognized amortization related to other deferred revenue of $44 million, $39 million, and $33 million, respectively, which is included in rental and related revenues on the Consolidated Statements of Operations.

NOTE 25.    Selected Quarterly Financial Data (Unaudited)

The following tables summarize selected quarterly information for the years ended December 31, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended 2022
	March 31	June 30	September 30	December 31
Total revenues	$498,372	$517,932	$520,406	$524,468
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	73,719	68,201	355,775	9,435
Income (loss) from continuing operations	75,026	69,301	359,284	9,929
Income (loss) from discontinued operations	317	2,992	(1,298)	873
Net income (loss)	75,343	72,293	357,986	10,802
Net income (loss) applicable to Healthpeak Properties, Inc.	71,613	68,338	353,970	6,528
Dividends paid per common share	0.30	0.30	0.30	0.30
Basic earnings (loss) per common share:
Continuing operations	0.13	0.12	0.66	0.01
Discontinued operations	0.00	0.01	0.00	0.00
Diluted earnings (loss) per common share:
Continuing operations	0.13	0.12	0.65	0.01
Discontinued operations	0.00	0.01	0.00	0.00

	Three Months Ended 2021
	March 31	June 30	September 30	December 31
Total revenues	$455,276	$476,238	$481,465	$483,205
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	(121,900)	166,435	58,329	25,503
Income (loss) from continuing operations	(120,585)	168,065	61,305	28,943
Income (loss) from discontinued operations	270,008	113,960	601	3,633
Net income (loss)	149,423	282,025	61,906	32,576
Net income (loss) applicable to Healthpeak Properties, Inc.	145,788	276,280	54,711	28,761
Dividends paid per common share	0.30	0.30	0.30	0.30
Basic earnings (loss) per common share:
Continuing operations	(0.23)	0.30	0.10	0.05
Discontinued operations	0.50	0.21	0.00	0.00
Diluted earnings (loss) per common share:
Continuing operations	(0.23)	0.30	0.10	0.05
Discontinued operations	0.50	0.21	0.00	0.00

Schedule II: Valuation and Qualifying Accounts

(In thousands)

Allowance Accounts(1)		Additions
Year Ended December 31,	Balance at Beginning of Year	Amounts Charged Against Operations, net	Acquired Properties	Deductions(2)	Balance at End of Year
Continuing operations:
2022	$1,870	$529	$—	$—	$2,399
2021	3,994	—	—	(2,124)	1,870
2020	387	76	3,531	—	3,994
Discontinued operations:
2022	$4,138	$—	$—	$(4,138)	$—
2021	5,873	46	—	(1,781)	4,138
2020	4,178	1,026	175	494	5,873
_______________________________________
(1)Includes allowance for doubtful accounts. Excludes reserves for loan losses which are disclosed in Note 8 to the Consolidated Financial Statements.
(2)Primarily includes the write-off of uncollectible accounts, dispositions, and other net reductions in the reserves.

Schedule III: Real Estate and Accumulated Depreciation

(in thousands)

			Encumbrances at December 31, 2022	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2022			Accumulated Depreciation(4)	Year Constructed(5)	Year Acquired
	City	State		Land(1)	Buildings and Improvements(2)		Land	Buildings and Improvements	Total(3)
Life science
1483	Brisbane	CA	$—	$8,498	$500	$79,187	$8,498	$79,687	$88,185	$(2,999)	2022	2007
1484	Brisbane	CA	—	11,331	689	164,388	11,331	165,077	176,408	(4,493)	2022	2007
1485	Brisbane	CA	—	11,331	600	154,403	11,331	155,003	166,334	(5,015)	2022	2007
1486	Brisbane	CA	—	11,331	—	135,429	11,331	135,429	146,760	(16,899)	2020	2007
1487	Brisbane	CA	—	8,498	—	76,375	8,498	76,375	84,873	(4,497)	2020	2007
2874	Brisbane	CA	—	26,895	62,318	54,909	26,895	115,580	142,475	(8,023)	1989	2019
2875	Brisbane	CA	—	24,092	56,623	7,910	24,092	63,177	87,269	(8,006)	2000	2019
3139	Brisbane	CA	—	35,805	—	3,899	35,805	3,899	39,704	—	—	2019
3140	Brisbane	CA	—	35,805	—	1,202	35,805	1,202	37,007	—	—	2019
3142	Brisbane	CA	—	—	—	31	—	31	31	—	—	2007
1401	Hayward	CA	—	900	7,100	13,215	1,338	19,023	20,361	(4,187)	1996	2007
1402	Hayward	CA	—	1,500	6,400	4,605	1,719	7,111	8,830	(2,531)	1999	2007
1403	Hayward	CA	—	1,900	7,100	11,768	1,900	15,011	16,911	(4,783)	1998	2007
1404	Hayward	CA	—	2,200	17,200	8,244	2,200	25,444	27,644	(8,642)	1999	2007
1405	Hayward	CA	—	1,000	3,200	8,110	1,000	3,837	4,837	(1,448)	1999	2007
1549	Hayward	CA	—	1,006	4,259	6,919	1,055	8,699	9,754	(3,999)	1996	2007
1550	Hayward	CA	—	677	2,761	5,837	710	3,057	3,767	(2,006)	1996	2007
1551	Hayward	CA	—	661	1,995	7,358	693	5,134	5,827	(1,622)	1996	2007
1552	Hayward	CA	—	1,187	7,139	2,543	1,222	8,539	9,761	(5,059)	1996	2007
1553	Hayward	CA	—	1,189	9,465	7,361	1,225	16,230	17,455	(11,160)	1996	2007
1554	Hayward	CA	—	1,246	5,179	13,699	1,283	17,080	18,363	(4,905)	1996	2007
1555	Hayward	CA	—	1,521	13,546	7,541	1,566	20,982	22,548	(13,061)	1996	2007
1556	Hayward	CA	—	1,212	5,120	4,726	1,249	6,856	8,105	(4,254)	1996	2007
1424	La Jolla	CA	—	11,175	25,283	43,545	11,437	63,093	74,530	(12,454)	1982	2007
1425	La Jolla	CA	—	7,217	19,883	1,661	7,293	19,868	27,161	(7,690)	1981	2007
1426	La Jolla	CA	—	8,381	12,412	14,403	8,467	23,364	31,831	(13,475)	1984	2007
1427	La Jolla	CA	—	10,127	16,983	11,292	10,194	23,732	33,926	(10,055)	1982	2007
1949	La Jolla	CA	—	2,686	11,045	18,084	2,686	28,594	31,280	(6,677)	2021	2011
2229	La Jolla	CA	—	8,753	32,528	11,785	8,777	42,931	51,708	(12,222)	1986/2009	2014
1470	Poway	CA	—	5,826	12,200	6,048	5,826	12,541	18,367	(4,778)	2005	2007
1471	Poway	CA	—	5,978	14,200	4,253	5,978	14,200	20,178	(5,473)	2005	2007
1472	Poway	CA	—	8,654	—	11,895	8,654	11,895	20,549	(3,317)	2014	2007
1473	Poway	CA	—	11,024	2,405	26,187	11,024	27,857	38,881	(9,213)	2019	2007
1474	Poway	CA	—	5,051	—	19,939	5,051	19,939	24,990	(5,082)	2019	2007
1475	Poway	CA	—	5,655	—	10,302	5,655	10,302	15,957	(579)	2020	2007
1478	Poway	CA	—	6,700	14,400	6,145	6,700	14,400	21,100	(5,550)	2002	2007
1499	Redwood City	CA	—	3,400	5,500	3,333	3,462	7,152	10,614	(3,330)	1989	2007
1500	Redwood City	CA	—	2,500	4,100	1,703	2,506	5,041	7,547	(2,282)	1989	2007
1501	Redwood City	CA	—	3,600	4,600	2,328	3,607	6,485	10,092	(2,880)	1989	2007
1502	Redwood City	CA	—	3,100	5,100	1,471	3,107	6,200	9,307	(2,975)	1989	2007
1503	Redwood City	CA	—	4,800	17,300	10,044	4,818	25,558	30,376	(8,153)	1989	2007
1504	Redwood City	CA	—	5,400	15,500	11,996	5,418	27,461	32,879	(10,558)	1989	2007
1505	Redwood City	CA	—	3,000	3,500	5,773	3,006	8,798	11,804	(2,733)	1988	2007
1506	Redwood City	CA	—	6,000	14,300	14,929	6,018	28,586	34,604	(14,015)	1988	2007
1507	Redwood City	CA	—	1,900	12,800	17,383	1,912	23,468	25,380	(7,016)	1988/2011	2007
1508	Redwood City	CA	—	2,700	11,300	22,756	2,712	28,481	31,193	(7,902)	1988/2011	2007
1509	Redwood City	CA	—	2,700	10,900	10,493	2,712	14,012	16,724	(6,191)	1988	2007
1510	Redwood City	CA	—	2,200	12,000	11,009	2,212	18,794	21,006	(7,038)	1988	2007
1511	Redwood City	CA	—	2,600	9,300	21,497	2,612	30,166	32,778	(8,789)	1988	2007
1512	Redwood City	CA	—	3,300	18,000	19,100	3,300	37,072	40,372	(16,498)	2000	2007
1513	Redwood City	CA	—	3,300	17,900	15,954	3,326	29,933	33,259	(15,150)	2000	2007
678	San Diego	CA	—	2,603	11,051	3,514	2,766	14,402	17,168	(6,496)	1997	2004
679	San Diego	CA	—	5,269	23,566	31,885	5,669	51,751	57,420	(20,933)	1997	2004
837	San Diego	CA	—	4,630	2,028	9,262	4,630	5,330	9,960	(2,204)	1988/2012	2006
838	San Diego	CA	—	2,040	903	5,266	2,040	4,215	6,255	(1,210)	1988/2012	2006
839	San Diego	CA	—	3,940	3,184	7,320	4,046	5,951	9,997	(2,162)	1987	2006
840	San Diego	CA	—	5,690	4,579	1,114	5,830	5,126	10,956	(2,420)	1987	2006
1418	San Diego	CA	—	11,700	31,243	65,364	11,700	90,225	101,925	(12,855)	2022	2007
1419	San Diego	CA	—	2,324	—	33,097	2,324	33,097	35,421	(1,052)	2022	2007
1420	San Diego	CA	—	4,200	—	41,041	4,200	41,041	45,241	(839)	2022	2007
1421	San Diego	CA	—	7,000	33,779	1,209	7,000	33,779	40,779	(13,019)	2000	2007
1422	San Diego	CA	—	7,179	3,687	6,004	7,336	9,491	16,827	(5,542)	1984	2007
1423	San Diego	CA	—	8,400	33,144	32,248	8,400	65,384	73,784	(17,763)	2002/2020	2007
1558	San Diego	CA	—	7,740	22,654	79,394	7,888	98,330	106,218	(22,683)	—	2007
1947	San Diego	CA	—	2,581	10,534	4,484	2,581	15,019	17,600	(7,054)	2000	2011
1948	San Diego	CA	—	5,879	25,305	10,121	5,879	33,121	39,000	(11,270)	2001	2011
2197	San Diego	CA	—	7,621	3,913	8,763	7,626	11,375	19,001	(6,034)	1984	2007
2476	San Diego	CA	—	7,661	9,918	13,892	7,661	23,811	31,472	(2,551)	2000/2002	2016
2477	San Diego	CA	—	9,207	14,613	6,762	9,207	21,374	30,581	(6,135)	2000/2001	2016
2478	San Diego	CA	—	6,000	—	76,774	6,000	76,774	82,774	—	—	2016
2617	San Diego	CA	—	2,734	5,195	16,713	2,734	21,908	24,642	(8,204)	1991/2020	2017
2618	San Diego	CA	—	4,100	12,395	22,843	4,100	35,238	39,338	(8,884)	1991/2020	2017
2622	San Diego	CA	—	—	—	17,147	—	17,147	17,147	(1,225)	2020	2004
2872	San Diego	CA	—	10,120	38,351	1,044	10,120	39,996	50,116	(6,958)	1995	2018
2873	San Diego	CA	—	6,052	14,122	2,060	6,052	16,319	22,371	(2,853)	1997	2018

			Encumbrances at December 31, 2022	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2022			Accumulated Depreciation(4)	Year Constructed(5)	Year Acquired
	City	State		Land(1)	Buildings and Improvements(2)		Land	Buildings and Improvements	Total(3)
3069	San Diego	CA	—	7,054	7,794	19,627	7,054	27,083	34,137	(2,174)	2007/2021	2019
3110	San Diego	CA	—	20,584	—	2,765	20,584	2,765	23,349	—	—	2021
3111	San Diego	CA	—	24,830	—	729	24,830	729	25,559	(2)	—	2022
1410	South San Francisco	CA	—	4,900	18,100	13,022	4,900	30,312	35,212	(12,654)	2000/2019	2007
1411	South San Francisco	CA	—	8,000	27,700	38,753	8,000	60,871	68,871	(15,218)	2003/2019	2007
1412	South San Francisco	CA	—	10,100	22,521	11,660	10,100	32,039	42,139	(10,276)	1999	2007
1413	South San Francisco	CA	—	8,000	28,299	8,862	8,000	36,694	44,694	(15,735)	2000	2007
1430	South San Francisco	CA	—	10,700	23,621	29,985	10,700	51,141	61,841	(11,846)	1998/2019	2007
1431	South San Francisco	CA	—	7,000	15,500	9,733	7,000	25,172	32,172	(9,179)	2001	2007
1435	South San Francisco	CA	—	13,800	42,500	37,106	13,800	79,606	93,406	(33,867)	2008/2010	2007
1436	South San Francisco	CA	—	14,500	45,300	36,935	14,500	82,235	96,735	(34,174)	2008/2010	2007
1437	South San Francisco	CA	—	9,400	24,800	51,679	9,400	65,208	74,608	(24,038)	2008/2010	2007
1439	South San Francisco	CA	—	11,900	68,848	600	11,900	69,417	81,317	(26,546)	2003	2007
1440	South San Francisco	CA	—	10,000	57,954	400	10,000	58,355	68,355	(22,413)	2003	2007
1441	South San Francisco	CA	—	9,300	43,549	8	9,300	43,557	52,857	(16,790)	2003	2007
1442	South San Francisco	CA	—	11,000	47,289	41,919	11,000	89,119	100,119	(17,042)	2023	2007
1443	South San Francisco	CA	—	13,200	60,932	5,039	13,200	64,716	77,916	(23,882)	2007	2007
1444	South San Francisco	CA	—	10,500	33,776	1,260	10,500	34,698	45,198	(13,182)	2003	2007
1445	South San Francisco	CA	—	10,600	34,083	9	10,600	34,092	44,692	(13,142)	2003	2007
1458	South San Francisco	CA	—	10,900	20,900	13,870	10,909	26,479	37,388	(8,628)	2005	2007
1459	South San Francisco	CA	—	9,800	400	112,695	9,800	112,701	122,501	—	—	2007
1462	South San Francisco	CA	—	7,117	600	5,887	7,117	4,701	11,818	(1,617)	1984/2012	2007
1463	South San Francisco	CA	—	10,381	2,300	21,954	10,381	21,706	32,087	(7,573)	1979/2012	2007
1464	South San Francisco	CA	—	7,403	700	11,638	7,403	7,987	15,390	(2,436)	1965/2012	2007
1468	South San Francisco	CA	—	10,100	24,013	15,981	10,100	36,238	46,338	(13,306)	2006	2007
1480	South San Francisco	CA	—	32,210	3,110	159,459	32,210	162,569	194,779	—	—	2007
1559	South San Francisco	CA	—	5,666	5,773	12,970	5,695	5,904	11,599	(5,915)	1968	2007
1560	South San Francisco	CA	—	1,204	1,293	2,888	1,210	3,970	5,180	(2,567)	1966	2007
1983	South San Francisco	CA	—	8,648	—	97,191	8,648	97,191	105,839	(29,837)	2016	2011
1984	South San Francisco	CA	—	7,845	—	93,647	7,844	93,223	101,067	(26,859)	2017	2011
1985	South San Francisco	CA	—	6,708	—	122,646	6,708	122,646	129,354	(31,230)	2017	2011
1986	South San Francisco	CA	—	6,708	—	120,349	6,708	120,306	127,014	(25,127)	2018	2011
1987	South San Francisco	CA	—	8,544	—	100,777	8,544	100,777	109,321	(18,788)	2019	2011
1988	South San Francisco	CA	—	10,120	—	120,282	10,120	120,282	130,402	(23,861)	2019	2011
1989	South San Francisco	CA	—	9,169	—	100,232	9,169	100,232	109,401	(13,686)	2020	2011
2553	South San Francisco	CA	—	2,897	8,691	4,951	2,897	13,642	16,539	(3,983)	1988	2015
2554	South San Francisco	CA	—	995	2,754	3,076	995	5,110	6,105	(1,047)	1988	2015
2555	South San Francisco	CA	—	2,202	10,776	2,200	2,202	12,909	15,111	(2,746)	1988	2015
2556	South San Francisco	CA	—	2,962	15,108	1,500	2,962	16,607	19,569	(3,475)	1988	2015
2557	South San Francisco	CA	—	2,453	13,063	3,616	2,453	16,679	19,132	(4,956)	1988	2015
2558	South San Francisco	CA	—	1,163	5,925	315	1,163	6,240	7,403	(1,250)	1988	2015
2624	South San Francisco	CA	—	25,502	42,910	13,847	25,502	55,604	81,106	(11,129)	2001	2017
2870	South San Francisco	CA	—	23,297	41,797	28,766	23,297	70,563	93,860	(12,994)	1996/2019	2018
2871	South San Francisco	CA	—	20,293	41,262	22,011	20,293	63,273	83,566	(15,166)	1999/2019	2018
3100	South San Francisco	CA	—	24,059	—	1,867	24,059	1,867	25,926	—	—	2021
3101	South San Francisco	CA	—	61,208	—	6,548	61,208	6,548	67,756	—	—	2021
3102	South San Francisco	CA	—	43,885	—	1,343	43,885	1,343	45,228	—	—	2021
3123	South San Francisco	CA	—	—	—	6,412	—	6,412	6,412	—	—	2007
2705	Cambridge	MA	—	24,371	128,498	78	24,371	128,577	152,948	(8,966)	2011	2020
2706	Cambridge	MA	—	15,473	149,051	8	15,473	149,059	164,532	(11,386)	2019	2020
2707	Cambridge	MA	—	25,549	229,547	8,698	25,549	238,245	263,794	(16,198)	2019	2020
2708	Cambridge	MA	—	—	17,751	398	—	18,149	18,149	(946)	2010	2020
2709	Cambridge	MA	—	—	15,451	17	—	15,468	15,468	(805)	2019	2020
2928	Cambridge	MA	—	44,215	24,120	4,099	44,215	26,989	71,204	(2,845)	1984	2019
2929	Cambridge	MA	—	20,517	—	153,005	20,517	153,005	173,522	(936)	2022	2019
3074	Cambridge	MA	—	78,762	252,153	8,946	78,762	261,099	339,861	(24,413)	2018	2019
3106	Cambridge	MA	—	20,644	2,982	432	20,644	3,415	24,059	(136)	1950	2021
3107	Cambridge	MA	—	19,009	12,327	—	19,009	12,327	31,336	(481)	1973	2021
3108	Cambridge	MA	—	123,074	7,513	—	123,074	7,513	130,587	(388)	1965	2021
3109	Cambridge	MA	—	5,903	—	110	5,903	110	6,013	—	—	2021
3112	Cambridge	MA	—	23,402	47,623	96	23,402	47,719	71,121	(2,194)	1985	2021
3113	Cambridge	MA	—	36,093	—	1,453	36,093	1,453	37,546	—	—	2021
3114	Cambridge	MA	—	22,969	—	(2,115)	22,969	(2,115)	20,854	—	—	2021
3115	Cambridge	MA	—	66,786	—	545	66,786	545	67,331	—	—	2021
3116	Cambridge	MA	—	—	—	3,642	—	3,642	3,642	—	—	2021
3119	Cambridge	MA	—	—	29,667	—	—	29,667	29,667	(1,099)	2021	2021
3120	Cambridge	MA	—	18,063	—	224	18,063	224	18,287	—	—	2021
3122	Cambridge	MA	—	25,247	—	1,000	25,247	1,000	26,247	—	—	2021
3136	Cambridge	MA	—	4,119	—	(164)	4,119	(164)	3,955	—	—	2021
3137	Cambridge	MA	—	41,327	—	1,212	41,327	1,212	42,539	—	—	2021
3141	Cambridge	MA	—	72,768	—	2,499	72,768	2,499	75,267	—	—	2022
3151	Cambridge	MA	—	8,555	—	3	8,555	3	8,558	—	—	2022
3148	Cambridge	MA	—	2,283	—	1	2,283	1	2,284	—	—	2022
3149	Cambridge	MA	—	5,705	—	2	5,705	2	5,707	—	—	2022
3150	Cambridge	MA	—	1,655	—	—	1,655	—	1,655	—	—	2022
2630	Lexington	MA	—	16,411	49,681	670	16,411	50,351	66,762	(11,807)	1999	2017
2631	Lexington	MA	—	7,759	142,081	25,479	7,759	162,079	169,838	(21,202)	2010	2017
2632	Lexington	MA	—	—	21,390	125,363	—	146,246	146,246	(11,999)	2021	2018
3070	Lexington	MA	—	14,013	17,083	37	14,013	16,814	30,827	(1,958)	1974/2012	2019
3071	Lexington	MA	—	14,930	16,677	229	14,930	16,151	31,081	(1,705)	1970/2012	2019
3072	Lexington	MA	—	34,598	43,032	—	34,598	42,744	77,342	(5,838)	1967/2013	2019
3073	Lexington	MA	—	37,050	44,647	94	37,050	44,741	81,791	(6,223)	2017	2019

			Encumbrances at December 31, 2022	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2022			Accumulated Depreciation(4)	Year Constructed(5)	Year Acquired
	City	State		Land(1)	Buildings and Improvements(2)		Land	Buildings and Improvements	Total(3)
3093	Waltham	MA	—	47,792	275,556	18,648	47,792	292,545	340,337	(26,840)	2018	2020
2011	Durham	NC	—	448	6,152	23,847	448	24,341	24,789	(7,054)	1955/2014	2011
2030	Durham	NC	—	1,920	5,661	34,811	1,926	40,465	42,391	(15,772)	1926/2013	2012
9999	Denton	TX	—	100	—	72	100	—	100	—	—	2016
464	Salt Lake City	UT	—	630	6,921	2,562	630	9,484	10,114	(5,364)	1996	2001
465	Salt Lake City	UT	—	125	6,368	68	125	6,436	6,561	(3,119)	1999	2001
466	Salt Lake City	UT	—	—	14,614	73	—	13,213	13,213	(5,041)	2002	2001
1593	Salt Lake City	UT	—	—	23,998	250	—	24,248	24,248	(9,033)	2010	2010
			$—	$1,933,254	$3,273,282	$3,567,689	$1,936,126	$6,623,610	$8,559,736	$(1,274,094)

			Encumbrances at December 31, 2022	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2022			Accumulated Depreciation(4)	Year Constructed(5)	Year Acquired
	City	State		Land(1)	Buildings and Improvements(2)		Land	Buildings and Improvements	Total(3)
Medical office
638	Anchorage	AK	$—	$1,456	$10,650	$13,956	$1,456	$21,328	$22,784	$(8,842)	1993/2014	2006
3026	Bentonville	AR	—	912	21,724	789	912	22,513	23,425	(721)	2003	2022
126	Sherwood	AR	—	709	9,604	—	709	9,599	10,308	(6,679)	1990	1989
2572	Springdale	AR	—	—	27,714	—	—	27,714	27,714	(5,497)	1995	2016
520	Chandler	AZ	—	3,669	13,503	7,742	3,799	19,368	23,167	(8,497)	2005	2002
113	Glendale	AZ	—	1,565	7,050	20	1,565	7,225	8,790	(5,143)	1989	1988
2040	Mesa	AZ	—	—	17,314	2,213	—	18,542	18,542	(4,785)	2007	2012
1066	Scottsdale	AZ	—	5,115	14,064	8,648	4,839	20,196	25,035	(7,540)	1999	2006
2021	Scottsdale	AZ	—	—	12,312	7,551	—	16,283	16,283	(6,312)	1984	2012
2022	Scottsdale	AZ	—	—	9,179	4,439	—	10,543	10,543	(3,868)	1996	2012
2023	Scottsdale	AZ	—	—	6,398	2,515	—	7,733	7,733	(3,561)	2000	2012
2024	Scottsdale	AZ	—	—	9,522	2,015	32	10,747	10,779	(4,251)	2007	2012
2025	Scottsdale	AZ	—	—	4,102	3,398	—	6,025	6,025	(2,625)	1981	2012
2026	Scottsdale	AZ	—	—	3,655	2,336	—	5,565	5,565	(2,535)	1992	2012
2027	Scottsdale	AZ	—	—	7,168	3,478	—	9,548	9,548	(4,336)	1995	2012
2028	Scottsdale	AZ	—	—	6,659	5,595	—	11,497	11,497	(4,607)	1998	2012
2696	Scottsdale	AZ	—	10,151	14,925	3,286	10,211	18,143	28,354	(3,515)	1998	2020
1041	Brentwood	CA	—	—	30,864	10,983	309	39,668	39,977	(13,503)	2004	2006
1200	Encino	CA	—	6,151	10,438	8,821	6,756	15,764	22,520	(7,208)	1973	2006
1038	Fresno	CA	—	3,652	29,113	21,935	3,652	51,048	54,700	(22,480)	1984	2006
436	Murrieta	CA	—	400	9,266	5,940	749	12,380	13,129	(8,054)	1991	1999
239	Poway	CA	—	2,700	10,839	6,467	3,104	13,511	16,615	(8,750)	1990	1997
2654	Riverside	CA	—	2,758	9,908	1,127	2,758	10,801	13,559	(2,230)	2008	2017
318	Sacramento	CA	—	2,860	37,566	28,181	2,911	63,560	66,471	(25,031)	1989/2016	1998
2404	Sacramento	CA	—	1,268	5,109	1,363	1,299	6,123	7,422	(2,229)	1999	2015
421	San Diego	CA	—	2,910	19,984	16,469	2,964	35,070	38,034	(16,109)	1986/2013	1999
564	San Jose	CA	—	1,935	1,728	4,000	1,935	3,686	5,621	(1,625)	1968	2003
565	San Jose	CA	—	1,460	7,672	2,654	1,460	9,770	11,230	(4,238)	1995	2003
659	Los Gatos	CA	—	1,718	3,124	1,660	1,796	4,255	6,051	(1,779)	1995	2006
439	Valencia	CA	—	2,300	6,967	5,392	2,404	10,017	12,421	(6,125)	1990	1999
440	West Hills	CA	—	2,100	11,595	13,695	2,259	20,297	22,556	(7,779)	1992	1999
3008	West Hills	CA	12,052	5,795	13,933	2,496	5,823	16,150	21,973	(1,003)	1965	2021
728	Aurora	CO	—	—	8,764	5,727	—	10,715	10,715	(4,438)	2005	2005
1196	Aurora	CO	—	210	12,362	8,005	210	18,842	19,052	(7,645)	1981/2018	2006
1197	Aurora	CO	—	200	8,414	7,401	285	14,358	14,643	(6,212)	1994/2018	2006
127	Colorado Springs	CO	—	690	8,338	—	690	8,415	9,105	(5,875)	1990	1989
882	Colorado Springs	CO	—	—	12,933	12,891	—	21,513	21,513	(9,563)	2007	2006
1199	Denver	CO	—	493	7,897	2,793	668	9,510	10,178	(4,793)	1993	2006
808	Englewood	CO	—	—	8,616	13,388	11	18,442	18,453	(9,524)	1981	2005
809	Englewood	CO	—	—	8,449	16,776	—	22,237	22,237	(6,059)	1990	2005
810	Englewood	CO	—	—	8,040	14,877	—	18,697	18,697	(8,707)	1989	2005
811	Englewood	CO	—	—	8,472	15,163	—	20,604	20,604	(8,681)	1993/2020	2005
2658	Highlands Ranch	CO	—	1,637	10,063	94	1,732	10,063	11,795	(1,937)	2015	2017
812	Littleton	CO	—	—	4,562	3,997	257	6,482	6,739	(3,095)	1987	2005
813	Littleton	CO	—	—	4,926	3,286	251	6,324	6,575	(2,737)	1990	2005
570	Lone Tree	CO	—	—	—	23,999	—	21,884	21,884	(9,404)	2004	2003
666	Lone Tree	CO	—	—	23,274	5,888	17	26,446	26,463	(11,638)	2003	2006
2233	Lone Tree	CO	—	—	6,734	33,848	—	39,973	39,973	(13,804)	2015	2014
3000	Lone Tree	CO	—	4,393	31,643	6,135	4,393	37,778	42,171	(2,007)	2020	2021
510	Thornton	CO	—	236	10,206	15,580	463	22,963	23,426	(6,726)	2001/2021	2002
434	Atlantis	FL	—	—	2,027	552	5	2,324	2,329	(1,518)	1997	1999
435	Atlantis	FL	—	—	2,000	1,332	—	2,659	2,659	(1,733)	1997	1999
602	Atlantis	FL	—	455	2,231	1,561	455	3,225	3,680	(1,431)	1984	2006
2963	Brooksville	FL	—	—	—	11,490	—	11,490	11,490	(913)	2020	2019
604	Englewood	FL	—	170	1,134	1,194	226	1,868	2,094	(734)	1986	2006
2962	Orange Park	FL	—	—	—	16,983	—	16,983	16,983	(601)	2022	2019
609	Kissimmee	FL	—	788	174	1,246	788	1,239	2,027	(556)	1978	2006
610	Kissimmee	FL	—	481	347	904	494	628	1,122	(344)	1978	2006
671	Kissimmee	FL	—	—	7,574	2,904	—	8,247	8,247	(3,755)	1998	2006
603	Lake Worth	FL	—	1,507	2,894	1,807	1,507	2,868	4,375	(1,374)	1997	2006
612	Margate	FL	—	1,553	6,898	3,585	1,553	9,421	10,974	(4,219)	1994	2006
613	Miami	FL	—	4,392	11,841	15,281	4,454	22,922	27,376	(7,410)	1995/2020	2006
2202	Miami	FL	—	—	13,123	11,991	—	24,034	24,034	(8,801)	1973	2014
2203	Miami	FL	—	—	8,877	5,205	—	13,597	13,597	(4,813)	1986	2014
1067	Milton	FL	—	—	8,566	1,361	—	9,813	9,813	(3,687)	2003	2006
2577	Naples	FL	—	—	29,186	1,805	—	30,991	30,991	(5,884)	1999	2016
2578	Naples	FL	—	—	18,819	667	—	19,486	19,486	(3,147)	2007	2016
2964	Okeechobee	FL	—	—	—	16,751	—	16,751	16,751	(455)	2022	2019
563	Orlando	FL	—	2,144	5,136	16,761	12,033	7,591	19,624	(6,377)	1985	2003
833	Pace	FL	—	—	10,309	4,179	54	11,533	11,587	(4,306)	2005	2006
834	Pensacola	FL	—	—	11,166	669	—	11,358	11,358	(4,237)	2005	2006
673	Plantation	FL	—	1,091	7,176	3,269	1,091	9,368	10,459	(4,023)	2001	2006
674	Plantation	FL	—	—	8,273	572	—	8,845	8,845	(570)	2015	2021
2579	Punta Gorda	FL	—	—	9,379	—	—	9,379	9,379	(1,678)	2006	2016
2833	St. Petersburg	FL	—	—	13,754	15,843	—	23,467	23,467	(8,651)	1995/2019	2006
2836	Tampa	FL	—	1,967	6,618	9,533	2,700	10,719	13,419	(6,475)	1984	2006
887	Atlanta	GA	—	4,300	13,690	—	4,300	11,890	16,190	(9,413)	1966/1996	2007
3214	Savannah	GA	—	—	—	867	—	867	867	—	—	2022
2576	Statesboro	GA	—	—	10,234	439	—	10,673	10,673	(2,542)	1999	2016
3006	Arlington Heights	IL	4,845	3,011	9,651	591	3,187	10,021	13,208	(759)	1975/2013	2021
2702	Bolingbrook	IL	—	—	21,237	1,910	—	23,055	23,055	(1,855)	2008	2020

			Encumbrances at December 31, 2022	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2022			Accumulated Depreciation(4)	Year Constructed(5)	Year Acquired
	City	State		Land(1)	Buildings and Improvements(2)		Land	Buildings and Improvements	Total(3)
3004	Highland Park	IL	5,834	2,767	11,495	217	2,767	11,674	14,441	(742)	2008	2021
3005	Lockport	IL	10,976	3,106	22,645	—	3,106	22,645	25,751	(1,410)	2010	2021
1065	Marion	IL	—	99	11,538	2,322	100	13,375	13,475	(5,541)	2002	2006
2719	Marion	IL	—	—	—	5,098	—	5,098	5,098	(221)	2021	2021
2697	Indianapolis	IN	—	—	59,746	697	—	60,364	60,364	(3,979)	2002	2020
2699	Indianapolis	IN	—	—	23,211	711	—	23,921	23,921	(1,586)	2002	2020
2701	Indianapolis	IN	—	478	1,637	136	478	1,749	2,227	(501)	1984	2020
2698	Mooresville	IN	—	—	20,646	653	—	21,292	21,292	(1,407)	2004	2020
1057	Newburgh	IN	—	—	14,019	5,381	—	19,250	19,250	(9,128)	2005	2006
2700	Zionsville	IN	—	2,969	7,281	809	3,040	7,998	11,038	(757)	2005	2020
2039	Kansas City	KS	—	440	2,173	316	448	2,436	2,884	(658)	2006	2012
112	Overland Park	KS	—	2,316	10,681	24	2,316	10,797	13,113	(7,924)	1989	1988
2043	Overland Park	KS	—	—	7,668	2,354	—	9,290	9,290	(2,692)	2009	2012
3062	Overland Park	KS	—	872	11,813	526	978	11,811	12,789	(2,053)	2007	2019
483	Wichita	KS	—	530	3,341	788	605	3,510	4,115	(1,645)	2000	2001
3018	Wichita	KS	—	3,946	39,795	—	3,946	39,795	43,741	(2,305)	1973/2017	2021
1064	Lexington	KY	—	—	12,726	2,837	—	14,648	14,648	(6,224)	2003	2006
735	Louisville	KY	—	936	8,426	18,960	936	23,542	24,478	(13,083)	1971/2019	2005
737	Louisville	KY	—	835	27,627	11,636	878	35,899	36,777	(16,797)	2002	2005
738	Louisville	KY	—	780	8,582	8,694	851	13,331	14,182	(10,083)	1978	2005
739	Louisville	KY	—	826	13,814	4,003	832	16,046	16,878	(6,911)	2003	2005
2834	Louisville	KY	—	2,983	13,171	8,866	2,991	18,816	21,807	(10,006)	1990	2005
1945	Louisville	KY	—	3,255	28,644	3,092	3,365	30,902	34,267	(12,422)	2009	2010
1946	Louisville	KY	—	430	6,125	276	430	6,401	6,831	(2,587)	2002	2010
2237	Louisville	KY	—	1,519	15,386	5,450	1,672	20,351	22,023	(7,139)	1991	2014
2238	Louisville	KY	—	1,334	12,172	3,627	1,558	14,624	16,182	(4,921)	1996	2014
2239	Louisville	KY	—	1,644	10,832	6,912	2,091	16,272	18,363	(6,510)	1988	2014
3023	Covington	LA	—	9,490	21,918	94	9,490	22,012	31,502	(1,204)	2014	2021
3121	Cambridge	MA	—	40,663	23,102	—	40,663	23,102	63,765	(956)	1983	2021
1213	Ellicott City	MD	—	1,115	3,206	4,960	1,463	6,257	7,720	(2,884)	1988	2006
1052	Towson	MD	—	—	14,233	5,579	—	14,435	14,435	(5,538)	2005	2006
2650	Biddeford	ME	—	1,341	17,376	107	1,341	17,483	18,824	(3,524)	2007	2017
3002	Burnsville	MN	7,713	2,801	17,779	892	2,861	18,611	21,472	(2,148)	1988	2021
3003	Burnsville	MN	5,142	516	13,200	452	533	13,382	13,915	(1,374)	1992	2021
3009	Burnsville	MN	18,985	4,640	38,064	40	4,664	38,080	42,744	(2,488)	2007	2021
240	Minneapolis	MN	—	117	13,213	7,285	117	18,442	18,559	(11,143)	1986	1997
300	Minneapolis	MN	—	160	10,131	6,920	214	14,342	14,556	(8,692)	1987	1998
2703	Columbia	MO	—	4,141	20,364	—	4,141	20,364	24,505	(1,845)	1997	2020
2032	Independence	MO	—	—	48,025	3,539	—	50,173	50,173	(12,403)	2006	2012
2863	Lee's Summit	MO	—	—	—	16,454	—	16,454	16,454	(1,822)	2020	2019
1078	Flowood	MS	—	—	8,413	2,177	—	9,902	9,902	(3,723)	2003	2006
1059	Jackson	MS	—	—	8,868	692	—	9,523	9,523	(3,776)	2002	2006
1060	Jackson	MS	—	—	7,187	3,022	—	9,131	9,131	(3,500)	2005	2006
1068	Omaha	NE	—	—	16,243	3,023	41	18,491	18,532	(7,563)	2005	2006
2651	Charlotte	NC	—	1,032	6,196	204	1,032	6,295	7,327	(992)	2007	2017
2695	Charlotte	NC	—	844	5,021	76	844	5,060	5,904	(781)	2007	2017
2655	Wilmington	NC	—	1,949	12,244	—	1,949	12,244	14,193	(2,291)	2003	2017
2656	Wilmington	NC	—	2,071	11,592	—	2,071	11,592	13,663	(2,146)	2006	2017
2657	Shallotte	NC	—	918	3,609	—	918	3,609	4,527	(921)	2017	2017
2647	Concord	NH	—	1,961	23,516	556	1,961	22,721	24,682	(2,953)	2004	2017
2648	Concord	NH	—	815	8,902	464	815	9,366	10,181	(2,106)	2008	2017
2649	Epsom	NH	—	919	5,868	59	919	5,303	6,222	(976)	2010	2017
3011	Cherry Hill	NJ	—	5,235	21,731	—	5,235	21,731	26,966	(1,685)	2014	2021
3012	Morristown	NJ	—	21,703	32,517	3,119	21,703	35,636	57,339	(2,476)	1983/2013	2021
3013	Morristown	NJ	—	14,567	20,548	6,480	14,567	27,028	41,595	(1,118)	1990	2021
3014	Morristown	NJ	—	20,563	31,849	1,007	20,563	32,857	53,420	(1,466)	1981	2021
729	Albuquerque	NM	—	—	5,380	2,466	—	7,308	7,308	(2,623)	2006	2005
571	Las Vegas	NV	—	—	—	22,137	—	19,359	19,359	(8,720)	2004	2003
660	Las Vegas	NV	—	1,121	4,363	12,784	1,328	12,540	13,868	(4,437)	1973	2006
661	Las Vegas	NV	—	2,305	—	1,371	3,676	—	3,676	—	—	2006
662	Las Vegas	NV	—	1,000	—	—	1,000	—	1,000	—	—	2006
663	Las Vegas	NV	—	1,717	3,597	15,366	1,724	15,511	17,235	(6,094)	1974/2018	2006
664	Las Vegas	NV	—	1,172	—	633	1,805	—	1,805	(369)	—	2006
691	Las Vegas	NV	—	3,073	18,339	8,915	3,167	25,521	28,688	(15,113)	1989/2015	2004
2037	Mesquite	NV	—	—	5,559	1,030	34	6,430	6,464	(1,898)	2004	2012
400	Harrison	OH	—	—	4,561	666	—	4,927	4,927	(3,019)	1995	1999
1054	Durant	OK	—	619	9,256	3,301	659	12,364	13,023	(4,905)	1998	2006
817	Owasso	OK	—	—	6,582	2,090	—	6,113	6,113	(2,535)	2006	2005
404	Roseburg	OR	—	—	5,707	1,147	—	6,154	6,154	(3,726)	1999	1999
3010	Springfield	OR	20,666	—	51,998	386	—	51,982	51,982	(3,493)	2011	2021
2570	Limerick	PA	—	925	20,072	51	925	19,953	20,878	(4,350)	1999	2016
2234	Philadelphia	PA	—	24,264	99,904	49,324	24,288	149,067	173,355	(36,719)	1973/2019	2014
2403	Philadelphia	PA	—	26,063	97,646	38,382	26,134	135,309	161,443	(41,809)	2000	2015
2571	Wilkes-Barre	PA	—	—	9,138	11	—	9,149	9,149	(2,186)	2001	2016
2694	Anderson	SC	—	405	1,211	—	405	1,211	1,616	(251)	2012	2020
2573	Florence	SC	—	—	12,090	91	—	12,180	12,180	(2,323)	1998	2016
2574	Florence	SC	—	—	12,190	88	—	12,277	12,277	(2,338)	1998	2016
2575	Florence	SC	—	—	11,243	56	—	11,299	11,299	(2,635)	1995	2016
2841	Greenville	SC	—	634	38,386	2,006	647	39,635	40,282	(7,332)	1991	2018
2842	Greenville	SC	—	794	41,293	560	794	41,058	41,852	(7,587)	1999	2018
2843	Greenville	SC	—	626	22,210	13	626	22,223	22,849	(4,825)	1996	2018
2844	Greenville	SC	—	806	18,889	948	806	19,031	19,837	(3,507)	1998	2018

			Encumbrances at December 31, 2022	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2022			Accumulated Depreciation(4)	Year Constructed(5)	Year Acquired
	City	State		Land(1)	Buildings and Improvements(2)		Land	Buildings and Improvements	Total(3)
2845	Greenville	SC	—	932	40,879	224	932	41,103	42,035	(7,874)	2005	2018
2846	Greenville	SC	—	896	38,486	632	896	39,118	40,014	(7,522)	2007	2018
2847	Greenville	SC	—	600	26,472	5,083	600	30,954	31,554	(6,219)	1996	2018
2850	Greenville	SC	—	211	6,503	154	211	6,656	6,867	(1,553)	2008	2018
2853	Greenville	SC	—	534	6,430	229	534	5,576	6,110	(1,310)	1998	2018
2854	Greenville	SC	—	824	13,645	109	824	13,755	14,579	(3,808)	1992	2018
2848	Greer	SC	—	318	5,816	—	318	5,816	6,134	(1,233)	2008	2018
2849	Greer	SC	—	319	5,836	98	319	5,935	6,254	(1,383)	2008	2018
2851	Travelers Rest	SC	—	498	1,015	202	498	1,018	1,516	(483)	1998	2018
2862	Myrtle Beach	SC	—	—	—	27,660	—	27,660	27,660	(4,213)	2019	2018
2865	Brentwood	TN	—	—	—	34,201	—	34,201	34,201	(2,397)	2020	2019
624	Hendersonville	TN	—	256	1,530	3,480	256	3,619	3,875	(1,738)	1985	2006
559	Hermitage	TN	—	830	5,036	14,514	945	17,211	18,156	(6,645)	1999/2019	2003
561	Hermitage	TN	—	596	9,698	9,110	596	15,414	16,010	(8,217)	1993	2003
562	Hermitage	TN	—	317	6,528	5,427	317	9,761	10,078	(4,751)	1994	2003
625	Nashville	TN	—	955	14,289	9,976	955	20,959	21,914	(8,572)	2000	2006
626	Nashville	TN	—	2,050	5,211	7,211	2,055	9,238	11,293	(3,819)	1987	2006
627	Nashville	TN	—	1,007	181	1,491	1,113	1,073	2,186	(479)	1975	2006
628	Nashville	TN	—	2,980	7,164	6,377	2,980	11,339	14,319	(5,081)	1988	2006
630	Nashville	TN	—	515	848	520	528	1,057	1,585	(508)	1975	2006
631	Nashville	TN	—	266	1,305	2,222	266	2,552	2,818	(1,332)	1980	2006
632	Nashville	TN	—	827	7,642	6,300	827	10,796	11,623	(5,441)	1988	2006
633	Nashville	TN	—	5,425	12,577	10,755	5,425	19,406	24,831	(9,067)	1971	2006
634	Nashville	TN	—	3,818	15,185	17,341	3,818	26,738	30,556	(12,093)	1992	2006
636	Nashville	TN	—	583	450	522	604	793	1,397	(360)	1974	2006
2967	Nashville	TN	—	—	—	47,823	—	47,823	47,823	(1,989)	2021	2019
2720	Nashville	TN	—	102	10,925	886	102	11,804	11,906	(1,299)	1986	2021
2611	Allen	TX	—	1,330	5,960	838	1,374	6,740	8,114	(1,579)	2004	2016
2612	Allen	TX	—	1,310	4,165	1,438	1,310	5,581	6,891	(1,469)	2005	2016
573	Arlington	TX	—	769	12,355	12,450	769	21,615	22,384	(7,448)	1995	2006
2621	Cedar Park	TX	—	1,617	11,640	809	1,617	12,450	14,067	(1,726)	2007	2017
576	Conroe	TX	—	324	4,842	5,202	324	8,161	8,485	(3,540)	1983	2006
577	Conroe	TX	—	397	7,966	4,643	397	11,334	11,731	(5,268)	1995	2006
578	Conroe	TX	—	388	7,975	5,687	388	10,267	10,655	(4,158)	1997/2012	2006
579	Conroe	TX	—	188	3,618	1,697	188	4,622	4,810	(2,231)	1995	2006
581	Corpus Christi	TX	—	717	8,181	8,130	717	12,331	13,048	(5,875)	1995	2006
600	Corpus Christi	TX	—	328	3,210	5,094	328	5,999	6,327	(3,431)	1995	2006
601	Corpus Christi	TX	—	313	1,771	2,463	325	3,235	3,560	(1,755)	1985	2006
2839	Cypress	TX	—	—	—	38,362	11	37,120	37,131	(11,016)	2016	2015
582	Dallas	TX	—	1,664	6,785	7,505	1,747	11,387	13,134	(5,185)	1979	2006
1314	Dallas	TX	—	15,230	162,970	30,642	24,093	183,326	207,419	(82,918)	1974	2007
1315	Dallas	TX	—	—	—	4,458	26	3,246	3,272	(1,367)	1978	2007
1316	Dallas	TX	—	—	—	11,943	—	7,925	7,925	(1,393)	1985	2007
1317	Dallas	TX	—	—	—	11,510	—	10,984	10,984	(1,645)	1995	2007
1319	Dallas	TX	—	18,840	155,659	7,097	18,840	162,198	181,038	(71,767)	1974	2007
2721	Dallas	TX	—	31,707	2,000	(2)	31,707	1,998	33,705	(1,498)	1983	2020
3007	Denton	TX	5,636	2,298	9,502	97	2,338	9,559	11,897	(810)	2014	2021
3020	Frisco	TX	—	—	27,201	704	—	27,869	27,869	(1,296)	2004	2021
3021	Frisco	TX	—	—	26,181	1,536	—	27,698	27,698	(1,420)	2004	2021
583	Fort Worth	TX	—	898	4,866	5,802	898	9,131	10,029	(3,953)	1995	2006
805	Fort Worth	TX	—	—	2,481	2,335	45	3,866	3,911	(2,364)	1985	2005
806	Fort Worth	TX	—	—	6,070	2,454	5	7,973	7,978	(3,567)	1985	2005
2619	Fort Worth	TX	—	1,180	13,432	1,437	1,180	14,869	16,049	(1,703)	2006	2017
2620	Fort Worth	TX	—	1,961	14,155	366	2,000	14,482	16,482	(1,900)	2005	2017
2982	Fort Worth	TX	—	2,720	6,225	5,880	2,720	12,022	14,742	(2,236)	2020	2019
1061	Granbury	TX	—	—	6,863	1,331	—	8,054	8,054	(3,406)	2001	2006
430	Houston	TX	—	1,927	33,140	24,348	2,479	52,033	54,512	(29,418)	1985/2018	1999
446	Houston	TX	—	2,200	19,585	25,280	2,945	32,869	35,814	(23,130)	1976/2018	1999
589	Houston	TX	—	1,676	12,602	20,000	1,706	27,359	29,065	(7,835)	1985/2022	2006
702	Houston	TX	—	—	7,414	4,119	7	9,504	9,511	(4,449)	2006	2006
1044	Houston	TX	—	—	4,838	7,140	1,321	8,737	10,058	(3,053)	2006	2006
2542	Houston	TX	—	304	17,764	—	304	17,764	18,068	(4,091)	1990	2015
2543	Houston	TX	—	116	6,555	—	116	6,439	6,555	(1,639)	1970	2015
2544	Houston	TX	—	312	12,094	—	312	12,094	12,406	(3,316)	1987	2015
2545	Houston	TX	—	316	13,931	—	316	13,931	14,247	(2,909)	2005	2015
2546	Houston	TX	—	408	18,332	—	408	17,925	18,333	(5,500)	1977	2015
2547	Houston	TX	—	470	18,197	—	470	17,727	18,197	(4,549)	1985	2015
2548	Houston	TX	—	313	7,036	—	313	6,724	7,037	(2,111)	1979	2015
2549	Houston	TX	—	530	22,711	—	530	22,711	23,241	(4,182)	2006	2015
2966	Houston	TX	—	—	—	32,920	—	32,920	32,920	(845)	2022	2020
590	Irving	TX	—	828	6,160	6,147	828	10,035	10,863	(4,146)	1997	2006
700	Irving	TX	—	—	8,550	6,390	8	11,256	11,264	(4,562)	2004	2006
1207	Irving	TX	—	1,955	12,793	4,684	2,063	16,131	18,194	(6,119)	2001	2006
2840	Kingwood	TX	—	3,035	28,373	2,128	3,422	28,718	32,140	(5,586)	2003	2016
591	Lewisville	TX	—	561	8,043	3,043	561	9,513	10,074	(4,688)	1976	2006
144	Longview	TX	—	102	7,998	1,438	102	8,986	9,088	(5,450)	1993	1992
143	Lufkin	TX	—	338	2,383	299	338	2,602	2,940	(1,573)	1993	1992
568	McKinney	TX	—	541	6,217	5,260	541	9,910	10,451	(4,928)	1999	2003
569	McKinney	TX	—	—	636	9,509	—	9,045	9,045	(4,251)	2004	2003
596	North Richland Hills	TX	—	812	8,883	6,238	812	12,644	13,456	(4,720)	1999	2006
2048	North Richland Hills	TX	—	1,385	10,213	2,364	1,400	12,034	13,434	(5,092)	2007	2012
2835	Pearland	TX	—	—	4,014	5,707	29	7,866	7,895	(3,010)	2006	2006

			Encumbrances at December 31, 2022	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2022			Accumulated Depreciation(4)	Year Constructed(5)	Year Acquired
	City	State		Land(1)	Buildings and Improvements(2)		Land	Buildings and Improvements	Total(3)
2838	Pearland	TX	—	—	—	19,978	—	18,768	18,768	(4,996)	2015	2014
597	Plano	TX	—	1,210	9,588	10,042	1,225	17,340	18,565	(7,412)	1997	2006
672	Plano	TX	—	1,389	12,768	5,783	1,389	15,701	17,090	(6,542)	2004	2006
1384	Plano	TX	—	6,290	22,686	6,702	6,290	29,197	35,487	(22,652)	1997	2007
2653	Rockwall	TX	—	788	9,020	39	788	9,026	9,814	(1,533)	2015	2017
815	San Antonio	TX	—	—	9,193	4,303	87	12,038	12,125	(5,744)	1997	2006
816	San Antonio	TX	1,902	—	8,699	14,749	175	21,625	21,800	(5,880)	1992/2022	2006
2837	San Antonio	TX	—	—	26,191	4,030	—	28,781	28,781	(11,500)	2006	2011
2852	Shenandoah	TX	—	—	—	29,980	—	29,980	29,980	(6,808)	2017	2016
598	Sugar Land	TX	—	1,078	5,158	4,245	1,170	6,912	8,082	(3,313)	1982	2006
599	Texas City	TX	—	—	9,519	2,326	—	11,649	11,649	(4,913)	2003	2006
152	Victoria	TX	—	125	8,977	711	125	9,294	9,419	(5,628)	1994	1992
2198	Webster	TX	—	2,220	9,602	462	2,220	9,744	11,964	(3,516)	1991	2013
3024	Webster	TX	—	3,196	12,911	36	3,212	12,931	16,143	(449)	2007	2022
3025	Webster	TX	—	3,209	23,782	16	3,225	23,782	27,007	(671)	2007	2022
2550	The Woodlands	TX	—	115	5,141	—	115	5,141	5,256	(1,210)	1984	2015
2551	The Woodlands	TX	—	296	18,282	—	296	18,282	18,578	(3,706)	1997	2015
2552	The Woodlands	TX	—	374	25,125	—	374	25,125	25,499	(4,538)	2004	2015
1592	Bountiful	UT	—	999	7,426	2,222	1,019	9,393	10,412	(3,813)	2005	2010
169	Bountiful	UT	—	276	5,237	4,466	653	8,252	8,905	(3,906)	1995	1994
2035	Draper	UT	4,146	—	10,803	1,244	—	11,543	11,543	(2,859)	2010	2012
469	Kaysville	UT	—	530	4,493	441	530	4,708	5,238	(2,130)	2001	2001
456	Layton	UT	—	371	7,073	3,201	389	9,237	9,626	(4,801)	1998	2001
2042	Layton	UT	—	—	10,975	1,906	44	12,481	12,525	(3,090)	2006	2012
2864	Washington Terrace	UT	—	—	—	19,898	—	19,898	19,898	(2,086)	2020	2019
357	Orem	UT	—	337	8,744	4,751	306	10,201	10,507	(5,970)	1998	1999
353	Salt Lake City	UT	—	190	779	280	273	830	1,103	(576)	1991	1999
354	Salt Lake City	UT	—	220	10,732	4,517	220	13,444	13,664	(8,332)	1999	1999
355	Salt Lake City	UT	—	180	14,792	6,257	180	19,145	19,325	(11,119)	1993	1999
467	Salt Lake City	UT	—	3,000	7,541	3,340	3,145	9,878	13,023	(5,572)	1998	2001
566	Salt Lake City	UT	—	509	4,044	4,993	509	7,717	8,226	(3,679)	1974	2003
2041	Salt Lake City	UT	—	—	12,326	1,347	—	13,185	13,185	(3,272)	2007	2012
2033	Sandy	UT	—	867	3,513	2,697	1,356	5,525	6,881	(2,884)	1989	2012
351	Washington Terrace	UT	—	—	4,573	3,629	17	5,762	5,779	(3,429)	1989	1999
352	Washington Terrace	UT	—	—	2,692	1,801	15	3,665	3,680	(2,555)	1990	1999
2034	West Jordan	UT	—	—	12,021	323	—	11,844	11,844	(2,751)	2006	2012
2036	West Jordan	UT	—	—	1,383	1,671	—	2,714	2,714	(1,472)	1982	2012
1208	Fairfax	VA	—	8,396	16,710	15,381	8,845	27,935	36,780	(14,268)	1974/2018	2006
2230	Fredericksburg	VA	—	1,101	8,570	12	1,113	8,570	9,683	(2,062)	2008	2014
3001	Leesburg	VA	10,185	3,549	24,059	3,701	3,549	27,699	31,248	(2,419)	2010	2021
3015	Midlothian	VA	12,643	—	21,442	179	45	21,354	21,399	(1,024)	2012	2021
3016	Midlothian	VA	11,952	—	20,610	177	32	20,416	20,448	(1,097)	2013	2021
3017	Midlothian	VA	13,829	—	22,531	89	—	22,619	22,619	(1,771)	2014	2021
572	Reston	VA	—	—	11,902	1,353	—	11,712	11,712	(5,938)	2004	2003
448	Renton	WA	—	—	18,724	5,301	—	21,729	21,729	(14,259)	1993	1999
781	Seattle	WA	—	—	52,703	22,499	—	67,881	67,881	(34,648)	1994	2004
782	Seattle	WA	—	—	24,382	31,717	126	50,563	50,689	(19,720)	1990/2022	2004
783	Seattle	WA	—	—	5,625	2,329	211	6,949	7,160	(6,373)	1984	2004
785	Seattle	WA	—	—	7,293	6,153	—	11,351	11,351	(7,886)	1982	2004
1385	Seattle	WA	—	—	45,027	19,908	—	63,018	63,018	(25,124)	1986/2019	2007
3022	Seattle	WA	—	35,624	4,176	—	35,624	4,176	39,800	(1,054)	1963/2012	2021
2038	Evanston	WY	—	—	4,601	1,225	—	5,751	5,751	(1,715)	2002	2012
			$146,506	$530,858	$3,891,709	$1,709,551	$564,526	$5,218,646	$5,783,172	$(1,656,210)

			Encumbrances at December 31, 2022	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried As of December 31, 2022			Accumulated Depreciation(4)	Year Constructed(5)	Year Acquired
	City	State		Land(1)	Buildings and Improvements(2)		Land	Buildings and Improvements	Total(3)
Continuing care retirement community
3089	Birmingham	AL	$—	$6,193	$32,146	$3,803	$6,543	$35,599	$42,142	$(5,502)	1991	2020
3090	Bradenton	FL	—	5,496	95,671	16,038	5,991	103,501	109,492	(15,560)	1985	2020
2997	Clearwater	FL	68,405	6,680	132,521	17,406	6,819	146,467	153,286	(15,324)	1991	2020
3086	Jacksonville	FL	—	19,660	167,860	15,791	20,412	182,496	202,908	(21,706)	1989	2020
2996	Leesburg	FL	—	8,941	65,698	13,662	9,766	78,534	88,300	(10,744)	1990	2020
2995	Port Charlotte	FL	—	5,344	159,612	12,089	5,672	162,232	167,904	(17,301)	1987	2020
2998	Seminole	FL	44,582	14,080	77,485	9,202	15,001	85,766	100,767	(8,074)	1990	2020
3085	Seminole	FL	—	13,915	125,796	11,656	14,613	136,755	151,368	(16,932)	1982	2020
3092	Sun City Center	FL	87,106	25,254	175,535	15,374	26,382	189,781	216,163	(26,301)	1992	2020
3087	The Villages	FL	—	7,091	120,493	12,553	7,312	132,825	140,137	(15,586)	2009	2020
3084	Holland	MI	—	1,572	88,960	6,766	1,804	95,493	97,297	(11,057)	1991	2020
2991	Coatesville	PA	—	16,443	126,243	11,838	17,064	137,463	154,527	(14,965)	1998	2020
3080	Haverford	PA	—	16,461	108,816	29,925	16,461	126,165	142,626	(50,068)	1989	2006
3088	Spring	TX	—	3,210	30,085	6,821	3,475	36,640	40,115	(3,992)	2008	2020
3081	Fort Belvoir	VA	—	11,594	99,528	25,908	11,594	117,897	129,491	(48,177)	1990	2006
			$200,093	$161,934	$1,606,449	$208,832	$168,909	$1,767,614	$1,936,523	$(281,289)

Total real estate assets held for sale			—	(2,367)	(11,813)	(58,658)	(2,373)	(65,437)	(67,810)	23,455
Total continuing operations, excluding held for sale			$346,599	$2,623,679	$8,759,627	$5,427,414	$2,667,188	$13,544,433	$16,211,621	$(3,188,138)

_______________________________________
(1)Assets with no initial land costs to the Company represent land that the Company leases from a third party (i.e., ground leases).
(2)Assets with no initial buildings and improvements costs to the Company represent development projects in process or completed.
(3)At December 31, 2022, the tax basis of the Company’s net real estate assets is less than the reported amounts by $1.1 billion.
(4)Buildings and improvements are depreciated over useful lives ranging up to 50 years.
(5)Year of original construction/year of last major renovation, if applicable.

A summary of activity for real estate and accumulated depreciation, excluding assets classified as discontinued operations, is as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Real estate:
Balances at beginning of year	$15,506,658	$13,528,893	$10,372,584
Acquisition of real estate and development and improvements	1,102,593	2,157,539	3,460,556
Sales and/or transfers to assets held for sale	(82,350)	(72,819)	(203,687)
Deconsolidation of real estate	(189,605)	—	—
Impairments	—	(21,294)	(23,991)
Other(1)	(125,675)	(85,661)	(76,569)
Balances at end of year	$16,211,621	$15,506,658	$13,528,893
Accumulated depreciation:
Balances at beginning of year	$2,839,229	$2,409,135	$2,141,960
Depreciation expense	575,125	548,063	438,735
Sales and/or transfers to assets held for sale	(30,428)	(32,692)	(93,220)
Deconsolidation of real estate	(89,766)	—	—
Other(1)	(106,022)	(85,277)	(78,340)
Balances at end of year	$3,188,138	$2,839,229	$2,409,135
_______________________________________
(1)Primarily represents real estate and accumulated depreciation related to fully depreciated assets and reductions to net real estate due to casualty events.
A summary of activity for real estate and accumulated depreciation for assets classified as discontinued operations is as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Real estate:
Balances at beginning of year	$—	$2,930,566	$4,133,349
Acquisition of real estate and development and improvements	—	8,238	119,333
Sales and/or transfers to assets classified as discontinued operations	—	(2,929,713)	(1,114,792)
Impairments	—	(5,315)	(198,048)
Other(1)	—	(3,776)	(9,276)
Balances at end of year	$—	$—	$2,930,566
Accumulated depreciation:
Balances at beginning of year	$—	$615,708	$861,557
Depreciation expense	—	—	91,726
Sales and/or transfers to assets classified as discontinued operations	—	(615,708)	(333,654)
Other(1)	—	—	(3,921)
Balances at end of year	$—	$—	$615,708
_______________________________________
(1)Primarily represents real estate and accumulated depreciation related to fully depreciated assets.

Schedule IV: Mortgage Loans on Real Estate

(in thousands)

Location	Segment	Interest Rate	Fixed / Variable	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount Subject to Delinquent Principal or Interest
First mortgages relating to 1 property located in:
California	Other	4.25% + greater of 2% or LIBOR	Variable	05/07/2026	Interest only	$—	$20,566	$17,652	$—
Florida	Other	greater of 8.5% or SOFR + 5.5%	Variable	12/17/2023	Interest only	—	7,798	6,882	—
Florida	Other	greater of 8.5% or SOFR + 5.5%	Variable	12/17/2023	Interest only	—	3,912	3,769	—
Florida	Other	greater of 8.5% or SOFR + 5.5%	Variable	12/17/2023	Interest only	—	14,207	14,106	—
California	Other	greater of 8.5% or SOFR + 5.5%	Variable	12/16/2023	Interest only	—	35,100	33,143	—
First mortgages relating to 10 properties located in:
Multiple	Other	3.75% + greater of 0.5% or LIBOR	Variable	02/01/2024	Interest only	—	119,754	116,920	—
First mortgages relating to 16 properties located in:
Multiple	Other	4.25%	Fixed	01/21/2023(1)	Interest only	—	149,500	149,277	—
						$—	$350,837	$341,749	$—

	Year Ended December 31,
	2022	2021	2020
Reconciliation of mortgage loans
Balance at beginning of year	$390,291	$157,572	$161,964
Additions:
New mortgage loans	—	310,338	98,469
Draws and additions to existing mortgage loans	5,525	9,370	19,182
Total additions	5,525	319,708	117,651

Deductions:
Principal repayments	(47,591)	(84,486)	(113,200)
Reserve for loan losses(2)	(6,476)	(2,503)	(8,843)
Total deductions	(54,067)	(86,989)	(122,043)
Balance at end of year	$341,749	$390,291	$157,572
_______________________________________
(1)In January 2023, this secured loan reached maturity and the borrower did not make the required principal repayment. Accordingly, the loan is in default. The borrower is in discussions with the Company regarding repayment options and extension of the maturity date.
(2)The years ended December 31, 2022, 2021, and 2020 include current expected credit loss reserves recognized under ASU 2016-13, which was adopted on January 1, 2020 (see Note 2 to the Consolidated Financial Statements). The year ended December 31, 2020 also includes an immaterial amount related to the cumulative-effect of adoption of ASU 2016-13. Refer to Note 8 for additional information on the Company’s reserve for loan losses.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Healthpeak Properties, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Healthpeak Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 8, 2023, expressed an unqualified opinion on those financial statements.
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
February 8, 2023

ITEM 9B.    Other Information
None.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
Except as provided below, the information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer, and controller. We have also adopted a Vendor Code of Business Conduct and Ethics applicable to our vendors and business partners. Current copies of our Code of Business Conduct and Ethics and Vendor Code of Business Conduct and Ethics are posted on our website at www.healthpeak.com/esg/governance. In addition, waivers from, and amendments to, our Code of Business Conduct and Ethics that apply to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, will be timely posted in the Investors section of our website at www.healthpeak.com.
ITEM 11.    Executive Compensation
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.
ITEM 14.    Principal Accountant Fees and Services
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.

PART IV
ITEM 15.    Exhibits and Financial Statement Schedules
(a) 1.  Financial Statements
The following Consolidated Financial Statements are included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2022 and 2021
Consolidated Statements of Operations - for the years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Comprehensive Income (Loss) - for the years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Equity and Redeemable Noncontrolling Interests - for the years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Cash Flows - for the years ended December 31, 2022, 2021, and 2020
Notes to the Consolidated Financial Statements
(a) 2.  Financial Statement Schedules
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
		Annual Report on Form 10-K	February 13, 2020
3.2	Sixth Amended and Restated Bylaws of Healthpeak, Properties, Inc., dated October 30, 2019.	Current Report on Form 8-K	October 30, 2019
4.1	Indenture, dated as of September 1, 1993, between Healthpeak and The Bank of New York, as trustee.	Registration Statement on Form S‑3/A (Registration No. 333-86654)	May 21, 2002
4.1.1	First Supplemental Indenture dated as of January 24, 2011, to the Indenture, dated as of September 1, 1993, by and between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K	January 24, 2011
4.2	Indenture, dated November 21, 2012, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K	November 19, 2012
4.2.1	Fifth Supplemental Indenture, dated January 21, 2015, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K	January 21, 2015
4.2.2	Sixth Supplemental Indenture, dated May 20, 2015, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K	May 20, 2015
4.2.3	Eighth Supplemental Indenture dated July 5, 2019, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K	July 5, 2019

4.2.4	Ninth Supplemental Indenture dated November 19, 2019, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K	November 21, 2019
4.2.5	Tenth Supplemental Indenture, dated June 23, 2020, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8-K	June 23, 2020
4.2.6	Eleventh Supplemental Indenture, dated July 12, 2021, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8-K	July 12, 2021
4.2.7	Twelfth Supplemental Indenture, dated November 24, 2021, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8-K	November 24, 2021
4.2.8	Thirteenth Supplemental Indenture, dated January 17, 2023, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8-K	January 17, 2023
4.3	Form of 6.750% Senior Notes due 2041.	Current Report on Form 8-K	January 24, 2011
4.4	Form of 3.400% Senior Notes due 2025.	Current Report on Form 8-K	January 21, 2015
4.5	Form of 4.000% Senior Notes due 2025.	Current Report on Form 8-K	May 20, 2015
4.6	Form of 3.250% Senior Notes due 2026.	Current Report on Form 8-K	July 5, 2019
4.7	Form of 3.500% Senior Notes due 2029.	Current Report on Form 8-K	July 5, 2019
4.8	Form of 3.000% Senior Notes due 2030.	Current Report on Form 8-K	November 21, 2019
4.9	Form of 2.875% Senior Notes due 2031.	Current Report on Form 8-K	June 23, 2020
4.10	Form of 1.350% Senior Notes due 2027.	Current Report on Form 8-K	July 12, 2021
4.11	Form of 2.125% Senior Notes due 2028.	Current Report on Form 8-K	November 24, 2021
4.12	Form of 5.250% Senior Notes due 2032.	Current Report on Form 8-K	January 17, 2023
4.13	Description of Healthpeak Capital Stock.	Annual Report on Form 10-K	February 13, 2020
10.1	Second Amended and Restated Credit Agreement, dated as of September 20, 2021, by and among Healthpeak, as borrower, the lenders referred to therein, and Bank of America, N.A., as administrative agent.	Current Report on Form 8-K	September 20, 2021
10.2	Term Loan Agreement, dated as of August 22, 2022, by and among Healthpeak, as borrower, the lenders referred to therein, and Bank of America, N.A., as administrative agent.	Current Report on Form 8-K	August 22, 2022
10.3	At-the-Market Equity Offering Sales Agreement, dated February 19, 2020, among Healthpeak and the sales agents, forward sellers and forward purchasers referred to therein.	Current Report on Form 8-K	February 19, 2020
10.3.1	Amendment No. 1 to At-the-Market Equity Offering Sales Agreement, dated May 13, 2021, among Healthpeak and the sales agents, forward sellers and forward purchasers referred to therein.	Quarterly Report on Form 10-Q	August 4, 2021
10.4*	Second Amended and Restated Director Deferred Compensation Plan.	Quarterly Report on Form 10‑Q	November 3, 2009
10.5*	Non-Employee Directors Stock-for-Fees Program.	Quarterly Report on Form 10-Q	August 5, 2014
10.6*	Executive Severance Plan.	Quarterly Report on Form 10-Q	November 1, 2016
10.7*	Executive Change in Control Severance Plan (as amended and restated as of May 6, 2016).	Quarterly Report on Form 10-Q	November 1, 2016
10.8*	Release Agreement for Thomas M. Herzog, dated October 6, 2022.	Current Report on Form 8‑K	October 6, 2022
10.9*	Release Agreement for Troy E. McHenry, dated November 1, 2022.	Current Report on Form 8‑K	November 1, 2022
10.10*	2006 Performance Incentive Plan, as amended and restated.	Annex 2 to HCP’s Proxy Statement	March 10, 2009

10.10.1*	Form of Employee 2006 Performance Incentive Plan Nonqualified Stock Option Agreement.	Quarterly Report on Form 10‑Q	May 1, 2012
10.11*	Amended and Restated Healthpeak Properties, Inc. 2014 Performance Incentive Plan, as amended through October 24, 2019.	Annual Report on Form 10-K	February 13, 2020
10.11.1*	Form of 2014 Performance Incentive Plan Non-NEO Restricted Stock Unit Award Agreement (adopted 2014).	Quarterly Report on Form 10-Q	August 5, 2014
10.11.2*	Form of 2014 Performance Incentive Plan Non-NEO Option Agreement (adopted 2014).	Quarterly Report on Form 10-Q	August 5, 2014
10.11.3*	Form of 2014 Performance Incentive Plan NEO 3-Year LTIP RSU Agreement (adopted 2018).	Quarterly Report on Form 10-Q	May 3, 2018
10.11.4*	Form of 2014 Performance Incentive Plan NEO 3-Year LTIP RSU Agreement (adopted 2019).	Quarterly Report on Form 10-Q	May 2, 2019
10.11.5*	Form of 2014 Performance Incentive Plan NEO Retentive LTIP RSU Agreement (adopted 2018).	Quarterly Report on Form 10-Q	May 3, 2018
10.11.6*	Form of 2014 Performance Incentive Plan NEO Retentive LTIP RSU Agreement (adopted 2019).	Quarterly Report on Form 10-Q	May 2, 2019
10.11.7*	Form of 2014 Performance Incentive Plan NEO 3-Year Performance-Based Restricted Stock Unit Agreement (adopted 2022).	Quarterly Report on Form 10-Q	May 4, 2022
10.11.8*	Form of 2014 Performance Incentive Plan Non-Employee Director RSU Agreement.	Quarterly Report on Form 10-Q	May 5, 2015
10.11.9*†	Form of 2014 Performance Incentive Plan Non-NEO Restricted Stock Unit Award Agreement (adopted 2023).
10.12*	Form of Directors and Officers Indemnification Agreement.	Annual Report on Form 10‑K, as amended	February 12, 2008
10.13	Amended and Restated Dividend Reinvestment and Stock Purchase Plan.	Registration Statement on Form S‑3 (Registration No. 333‑49746)	November 13, 2000
10.14	Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, dated as of January 20, 1999.	Annual Report on Form 10‑K	March 29, 1999
10.14.1	Amendments No. 1-9 to Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, dated as of January 20, 1999.	Annual Report on Form 10‑K	February 13, 2018
10.14.2	Tax Matters Amendment to Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, effective as of December 31, 2018.	Annual Report on Form 10‑K	February 14, 2019
10.15	Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, dated as of August 17, 2001, as amended.	Current Report on Form 8‑K	November 9, 2012
10.15.1	Tax Matters Amendment to Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, effective as of December 31, 2018.	Annual Report on Form 10‑K	February 14, 2019
10.16	Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 2, 2003.	Quarterly Report on Form 10‑Q	November 12, 2003
10.16.1	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of September 29, 2004.	Quarterly Report on Form 10‑Q	November 8, 2004
10.16.2	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 27, 2004.	Annual Report on Form 10‑K	March 15, 2005

10.16.3
Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC and New Member Joinder Agreement, dated as of October 19, 2005, by and among Healthpeak, HCPI/Tennessee, LLC and A. Daniel Weyland.
		Quarterly Report on Form 10‑Q	November 1, 2005
10.16.4	Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, effective as of January 1, 2007.	Annual Report on Form 10‑K, as amended	February 12, 2008
10.16.5	Tax Matters Amendment to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, effective as of December 31, 2018.	Annual Report on Form 10-K	February 14, 2019
10.17	Amended and Restated Limited Liability Company Agreement of HCP DR MCD, LLC, dated as of February 9, 2007.	Current Report on Form 8-K	April 20, 2012
10.17.1	Tax Matters Amendment to Amended and Restated Limited Liability Company Agreement of HCP DR MCD, LLC, effective as of December 31, 2018.	Annual Report on Form 10-K	February 14, 2019
10.18	Amended and Restated Limited Liability Company Agreement of HCP DR California II, LLC, dated as of June 1, 2014.	Quarterly Report on Form 10-Q	August 5, 2014
10.18.1	Tax Matters Amendment to Amended and Restated Limited Liability Company Agreement of HCP DR California II, LLC, effective as of December 31, 2018.	Annual Report on Form 10-K	February 14, 2019
10.19	Amended and Restated Limited Liability Company Agreement of HCP DR California III, LLC, dated as of May 1, 2019.	Quarterly Report on Form 10-Q	August 1, 2019
10.19.1	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of HCP DR California III, LLC, dated as of April 30, 2021.	Quarterly Report on Form 10-Q	November 3, 2021
10.20	Second Amended and Restated Limited Liability Company Agreement of SH DR California IV, LLC, dated as of July 18, 2019.	Quarterly Report on Form 10-Q	October 31, 2019
10.20.1	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of SH DR California IV, LLC, dated as of April 30, 2021.	Quarterly Report on Form 10-Q	November 3, 2021
21.1†	Subsidiaries of the Company.
23.1†	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.
31.1†	Certification by Scott M. Brinker, Healthpeak’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a‑14(a).
31.2†	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a‑14(a).
32.1††	Certification by Scott M. Brinker, Healthpeak’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a‑14(b) and 18 U.S.C. Section 1350.
32.2††	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a‑14(b) and 18 U.S.C. Section 1350.
101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101).
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
Dated: February 8, 2023

Healthpeak Properties, Inc. (Registrant)

/s/ SCOTT M. BRINKER
Scott M. Brinker, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT M. BRINKER	President and Chief Executive Officer, Director	February 8, 2023
Scott M. Brinker	(Principal Executive Officer)

/s/ PETER A. SCOTT	Chief Financial Officer	February 8, 2023
Peter A. Scott	(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON	Executive Vice President and Chief Accounting Officer	February 8, 2023
Shawn G. Johnston	(Principal Accounting Officer)

/s/ BRIAN G. CARTWRIGHT	Chairman of the Board	February 8, 2023
Brian G. Cartwright

/s/ KATHERINE M. SANDSTROM	Vice Chair of the Board	February 8, 2023
Katherine M. Sandstrom

/s/ CHRISTINE N. GARVEY	Director	February 8, 2023
Christine N. Garvey

/s/ R. KENT GRIFFIN, JR.	Director	February 8, 2023
R. Kent Griffin, Jr.

/s/ DAVID B. HENRY	Director	February 8, 2023
David B. Henry

/s/ SARA GROOTWASSINK LEWIS	Director	February 8, 2023
Sara Grootwassink Lewis