Form 10-Q
period 2023-03-31
HEALTHPEAK PROPERTIES, INC.
filed 2023-04-28
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of April 26, 2023, there were 546,995,686 shares of the registrant’s $1.00 par value common stock outstanding.

EXPLANATORY NOTE
On February 7, 2023, Healthpeak Properties, Inc. announced its intent to implement a corporate reorganization into a new holding company structure commonly referred to as an umbrella partnership real estate investment trust (“UPREIT” and, such reorganization, the “Reorganization”). Through February 9, 2023, the business of the registrant was conducted by an entity known as Healthpeak Properties, Inc., a Maryland corporation (“Old Healthpeak”). As part of the Reorganization, Old Healthpeak formed New Healthpeak, Inc., a Maryland corporation (“New Healthpeak”), as a wholly owned subsidiary, and New Healthpeak formed Healthpeak Merger Sub, Inc., a Maryland corporation (“Merger Sub”), as a wholly owned subsidiary. On February 10, 2023, Merger Sub merged with and into Old Healthpeak, with Old Healthpeak continuing as the surviving corporation and a wholly owned subsidiary of New Healthpeak (the “Merger”). As a result, New Healthpeak became the publicly traded parent company of Old Healthpeak and Old Healthpeak’s subsidiaries, and New Healthpeak changed its name to Healthpeak Properties, Inc. In connection with the Reorganization and immediately following the Merger, Old Healthpeak converted from a Maryland corporation to a Maryland limited liability company named Healthpeak OP, LLC (“Healthpeak OP”). At the effective time of the Merger, each outstanding share of Old Healthpeak common stock was converted into one equivalent share of New Healthpeak common stock. Following the Reorganization, New Healthpeak’s business is conducted through Healthpeak OP and New Healthpeak does not have substantial assets or liabilities, other than through its investment in Healthpeak OP.
As a result of the Merger, New Healthpeak became the successor issuer to Old Healthpeak pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as a result, shares of New Healthpeak common stock were deemed registered under Section 12(b) of the Exchange Act. This Quarterly Report on Form 10-Q pertains to the business and results of operations of Old Healthpeak through February 9, 2023 and of New Healthpeak from and including February 10, 2023, for the quarter ended March 31, 2023, and all data, discussions or references to other periods prior to the effectiveness of the Merger pertain to Old Healthpeak. For additional information on our UPREIT Reorganization, please see our Current Report on Form 8-K12B filed with the Securities and Exchange Commission on February 10, 2023.
Throughout this Quarterly Report on Form 10-Q, unless the context requires otherwise, “Healthpeak,” the “Company,” “we,” “us” and “our” refer to Old Healthpeak through February 9, 2023 and to New Healthpeak from and including February 10, 2023.

HEALTHPEAK PROPERTIES, INC.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Real estate:
Buildings and improvements	$12,889,290	$12,784,078
Development costs and construction in progress	819,810	760,355
Land	2,674,942	2,667,188
Accumulated depreciation and amortization	(3,296,781)	(3,188,138)
Net real estate	13,087,261	13,023,483
Loans receivable, net of reserves of $6,152 and $8,280	243,149	374,832
Investments in and advances to unconsolidated joint ventures	714,679	706,677
Accounts receivable, net of allowance of $2,413 and $2,399	57,705	53,436
Cash and cash equivalents	59,235	72,032
Restricted cash	57,990	54,802
Intangible assets, net	391,956	418,061
Assets held for sale, net	—	49,866
Right-of-use asset, net	235,591	237,318
Other assets, net	754,723	780,722
Total assets	$15,602,289	$15,771,229

LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$556,000	$995,606
Term loans	496,168	495,957
Senior unsecured notes	5,056,543	4,659,451
Mortgage debt	345,167	346,599
Intangible liabilities, net	149,604	156,193
Liabilities related to assets held for sale, net	—	4,070
Lease liability	207,734	208,515
Accounts payable, accrued liabilities, and other liabilities	688,994	772,485
Deferred revenue	878,444	844,076
Total liabilities	8,378,654	8,482,952

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests	85,902	105,679

Common stock, $1.00 par value: 750,000,000 shares authorized; 546,994,803 and 546,641,973 shares issued and outstanding	546,995	546,642
Additional paid-in capital	10,360,058	10,349,614
Cumulative dividends in excess of earnings	(4,316,038)	(4,269,689)
Accumulated other comprehensive income (loss)	18,721	28,134
Total stockholders’ equity	6,609,736	6,654,701
Joint venture partners	320,363	327,721
Non-managing member unitholders	207,634	200,176
Total noncontrolling interests	527,997	527,897
Total equity	7,137,733	7,182,598
Total liabilities and equity	$15,602,289	$15,771,229
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Rental and related revenues	$392,431	$370,150
Resident fees and services	127,084	121,560
Interest income	6,163	5,494
Income from direct financing leases	—	1,168
Total revenues	525,678	498,372
Costs and expenses:
Interest expense	47,963	37,586
Depreciation and amortization	179,225	177,733
Operating	223,088	207,247
General and administrative	24,547	23,831
Transaction costs	2,425	296
Impairments and loan loss reserves (recoveries), net	(2,213)	132
Total costs and expenses	475,035	446,825
Other income (expense):
Gain (loss) on sales of real estate, net	81,578	3,856
Other income (expense), net	772	18,316
Total other income (expense), net	82,350	22,172
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	132,993	73,719
Income tax benefit (expense)	(302)	(777)
Equity income (loss) from unconsolidated joint ventures	1,816	2,084
Income (loss) from continuing operations	134,507	75,026
Income (loss) from discontinued operations	—	317
Net income (loss)	134,507	75,343
Noncontrolling interests’ share in continuing operations	(15,555)	(3,730)
Net income (loss) attributable to Healthpeak Properties, Inc.	118,952	71,613
Participating securities’ share in earnings	(1,254)	(1,976)
Net income (loss) applicable to common shares	$117,698	$69,637

Basic earnings (loss) per common share:
Continuing operations	$0.22	$0.13
Discontinued operations	—	0.00
Net income (loss) applicable to common shares	$0.22	$0.13
Diluted earnings (loss) per common share:
Continuing operations	$0.22	$0.13
Discontinued operations	—	0.00
Net income (loss) applicable to common shares	$0.22	$0.13
Weighted average shares outstanding:
Basic	546,842	539,352
Diluted	547,110	539,586
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$134,507	$75,343
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	(9,477)	—
Change in Supplemental Executive Retirement Plan obligation and other	64	100
Total other comprehensive income (loss)	(9,413)	100
Total comprehensive income (loss)	125,094	75,443
Total comprehensive (income) loss attributable to noncontrolling interests’ share in continuing operations	(15,555)	(3,730)
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$109,539	$71,713
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands, except per share data)
(Unaudited)
For the three months ended March 31, 2023:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2023	546,642	$546,642	$10,349,614	$(4,269,689)	$28,134	$6,654,701	$527,897	$7,182,598	$105,679
Net income (loss)	—	—	—	118,952	—	118,952	15,389	134,341	166
Other comprehensive income (loss)	—	—	—	—	(9,413)	(9,413)	—	(9,413)	—
Issuance of common stock, net	591	591	(417)	—	—	174	—	174	—
Repurchase of common stock	(238)	(238)	(6,229)	—	—	(6,467)	—	(6,467)	—
Stock-based compensation	—	—	(2,877)	—	—	(2,877)	7,442	4,565	—
Common dividends ($0.30 per share)	—	—	—	(165,301)	—	(165,301)	—	(165,301)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(22,731)	(22,731)	(72)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	96
Adjustments to redemption value of redeemable noncontrolling interests	—	—	19,967	—	—	19,967	—	19,967	(19,967)
March 31, 2023	546,995	$546,995	$10,360,058	$(4,316,038)	$18,721	$6,609,736	$527,997	$7,137,733	$85,902
For the three months ended March 31, 2022:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2022	539,097	$539,097	$10,100,294	$(4,120,774)	$(3,147)	$6,515,470	$543,290	$7,058,760	$87,344
Net income (loss)	—	—	—	71,613	—	71,613	3,718	75,331	12
Other comprehensive income (loss)	—	—	—	—	100	100	—	100	—
Issuance of common stock, net	766	766	(437)	—	—	329	—	329	—
Repurchase of common stock	(339)	(339)	(11,013)	—	—	(11,352)	—	(11,352)	—
Stock-based compensation	—	—	6,144	—	—	6,144	—	6,144	—
Common dividends ($0.30 per share)	—	—	—	(163,780)	—	(163,780)	—	(163,780)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,509)	(7,509)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	233
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(10,301)	—	—	(10,301)	—	(10,301)	10,301
March 31, 2022	539,524	$539,524	$10,084,687	$(4,212,941)	$(3,047)	$6,408,223	$539,499	$6,947,722	$97,890
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$134,507	$75,343
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate, in-place lease, and other intangibles	179,225	177,733
Stock-based compensation amortization expense	3,287	4,721
Amortization of deferred financing costs	2,821	2,689
Straight-line rents	(747)	(11,158)
Amortization of nonrefundable entrance fees and above (below) market lease intangibles	(25,690)	(24,725)
Equity loss (income) from unconsolidated joint ventures	(1,816)	(2,148)
Distributions of earnings from unconsolidated joint ventures	185	237
Loss (gain) on sale of real estate under direct financing leases	—	(22,693)
Deferred income tax expense (benefit)	(402)	(79)
Impairments and loan loss reserves (recoveries), net	(2,213)	132
Loss (gain) on sales of real estate, net	(81,578)	(3,785)
Casualty-related loss (recoveries), net	529	—
Other non-cash items	1,698	(1,593)
Changes in:
Decrease (increase) in accounts receivable and other assets, net	(19,949)	(4,144)
Increase (decrease) in accounts payable, accrued liabilities, and deferred revenue	(15,936)	3,653
Net cash provided by (used in) operating activities	173,921	194,183
Cash flows from investing activities:
Acquisitions of real estate	(10,219)	(134,067)
Development, redevelopment, and other major improvements of real estate	(204,889)	(178,285)
Leasing costs, tenant improvements, and recurring capital expenditures	(22,789)	(22,839)
Proceeds from sales of real estate, net	141,559	13,265
Investments in unconsolidated joint ventures	(9,640)	(1,486)
Distributions in excess of earnings from unconsolidated joint ventures	3,210	3,875
Proceeds from insurance recovery	2,650	—
Proceeds from sales/principal repayments on loans receivable, direct financing leases, and marketable debt securities	158,381	75,435
Investments in loans receivable and other	(1,918)	(1,860)
Net cash provided by (used in) investing activities	56,345	(245,962)
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	3,372,255	3,732,668
Repayments under bank line of credit and commercial paper	(3,811,861)	(3,567,830)
Issuances and borrowings of term loans, senior unsecured notes, and mortgage debt	399,532	—
Repayments and repurchases of term loans, senior unsecured notes, and mortgage debt	(1,325)	(1,270)
Payments for debt extinguishment and deferred financing costs	(4,175)	—
Issuance of common stock and exercise of options, net of offering costs	(151)	(4)
Repurchase of common stock	(6,467)	(11,352)
Dividends paid on common stock	(164,976)	(163,447)
Distributions to and purchase of noncontrolling interests	(22,803)	(7,509)
Contributions from and issuance of noncontrolling interests	96	233
Net cash provided by (used in) financing activities	(239,875)	(18,511)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(9,609)	(70,290)
Cash, cash equivalents, and restricted cash, beginning of period	126,834	219,448
Cash, cash equivalents, and restricted cash, end of period	$117,225	$149,158
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
On February 7, 2023, Healthpeak Properties, Inc. announced its intent to complete an UPREIT reorganization. As part of the reorganization, the company formerly known as Healthpeak Properties, Inc. (“Old Healthpeak”) formed New Healthpeak, Inc. (“New Healthpeak”) as a wholly owned subsidiary, and New Healthpeak formed Healthpeak Merger Sub, Inc. (“Merger Sub”) as a wholly owned subsidiary. On February 10, 2023, Merger Sub merged with and into Old Healthpeak, with Old Healthpeak continuing as the surviving corporation and a wholly owned subsidiary of New Healthpeak (the “Merger”). In connection with the Merger, New Healthpeak changed its name to Healthpeak Properties, Inc. In connection with the UPREIT reorganization and immediately following the Merger, Old Healthpeak converted from a Maryland corporation to a Maryland limited liability company named Healthpeak OP, LLC (“Healthpeak OP”). Following the UPREIT reorganization, New Healthpeak’s business is conducted through Healthpeak OP and New Healthpeak does not have material assets or liabilities, other than through its investment in Healthpeak OP. This Quarterly Report on Form 10-Q pertains to the business and results of operations of Old Healthpeak through February 9, 2023 and of New Healthpeak from and including February 10, 2023, for the quarter ended March 31, 2023. For additional information on the UPREIT reorganization, see the Company’s Current Report on Form 8-K12B filed with the U.S. Securities and Exchange Commission (“SEC”) on February 10, 2023.
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
The consolidated financial statements include the accounts of Healthpeak Properties, Inc., its wholly-owned subsidiaries, joint ventures (“JVs”), and variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations, and cash flows have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC.
Government Grant Income
On March 27, 2020, the federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide financial aid to individuals, businesses, and state and local governments. During the three months ended March 31, 2023 and 2022, the Company received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the coronavirus pandemic. Grant income is recognized to the extent that qualifying expenses and lost revenues exceed grants received and the Company will comply with all conditions attached to the grant. As of March 31, 2023, the amount of qualifying expenditures and lost revenue exceeded grant income recognized and the Company believes it has complied and will continue to comply with all grant conditions. In the event of non-compliance, all such amounts received are subject to recapture.

The following table summarizes information related to government grant income received and recognized by the Company (in thousands):

	Three Months Ended March 31,
	2023	2022
Government grant income recorded in other income (expense), net	$137	$6,552
Government grant income recorded in equity income (loss) from unconsolidated joint ventures	228	648
Government grant income recorded in income (loss) from discontinued operations	—	206
Total government grants received	$365	$7,406
Discontinued Operations
Senior Housing Triple-Net and Senior Housing Operating Portfolio Dispositions
In 2020, the Company concluded that the dispositions of its senior housing triple-net and Senior Housing Operating Property (“SHOP”) portfolios represented a strategic shift that had a major effect on its operations and financial results. Therefore, senior housing triple-net and SHOP assets are classified as discontinued operations in all periods presented herein. See Note 4 for further information.
Recent Accounting Pronouncements
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
Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which amends the scope of ASU 2020-04 to include derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which defers the sunset date of the reference rate reform guidance to December 31, 2024. The amendments in ASU 2020-04, ASU 2021-01, and ASU 2022-06 were effective immediately upon issuance. In 2022, the Company elected to apply certain hedge accounting expedients provided by ASU 2020-04 and ASU 2021-01, which preserves the hedging relationship of derivatives. During the first quarter of 2023, the Company amended certain of its variable rate mortgage debt and the related interest rate swap agreements to change the interest rate benchmark from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). The Company elected to apply certain practical expedients provided by ASU 2020-04 and ASU 2021-01 related to cash flow hedges, which did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows, or disclosures. The expedients provided by ASU 2020-04, ASU 2021-01, and ASU 2022-06 and the effects of reference rate reform have not had, and are not expected to have, a material impact on the Company’s consolidated financial position, results of operations, cash flows, or disclosures.
NOTE 3.  Real Estate

2023 Real Estate Investment Acquisitions
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
Development Activities
The Company’s commitments, which are primarily related to development and redevelopment projects and Company-owned tenant improvements, decreased by $35 million, to $217 million at March 31, 2023, when compared to December 31, 2022, primarily as a result of construction spend on existing projects in the first quarter of 2023, thereby decreasing the remaining commitment.
NOTE 4.  Dispositions of Real Estate and Discontinued Operations

2023 Dispositions of Real Estate
In January 2023, the Company sold two life science facilities in Durham, North Carolina, which were classified as held for sale as of December 31, 2022, for $113 million, resulting in total gain on sales of $60 million. Additionally, in March 2023, the Company sold two MOBs for $32 million, resulting in total gain on sales of $21 million.
2022 Dispositions of Real Estate
During the three months ended March 31, 2022, the Company sold one life science facility in Salt Lake City, Utah for $14 million, resulting in a gain on sale of $4 million.
During the three months ended June 30, 2022, the Company sold three MOBs and one MOB land parcel for $27 million, resulting in total gain on sales of $10 million.
During the three months ended September 30, 2022, the Company sold two MOBs for $9 million, resulting in total gain on sales of $1 million.
Held for Sale and Discontinued Operations
In 2020, the Company concluded that the dispositions of its senior housing triple-net and SHOP portfolios represented a strategic shift that had a major effect on its operations and financial results. Therefore, senior housing triple-net and SHOP assets are classified as discontinued operations in all periods presented herein.
At each of March 31, 2023 and December 31, 2022, the total assets and total liabilities classified as discontinued operations were zero.
As of March 31, 2023, no assets were classified as held for sale. As of December 31, 2022, two life science assets were classified as held for sale, with an aggregate carrying value of $50 million, primarily comprised of net real estate assets of $44 million. As of December 31, 2022, liabilities related to these assets held for sale were $4 million. These two life science assets were sold in January 2023, as discussed above.

The results of discontinued operations during the three months ended March 31, 2023 and 2022 are presented below (in thousands) and are included in the consolidated results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Revenues:
Resident fees and services	$—	$2,655
Total revenues	—	2,655
Costs and expenses:
Operating	—	2,674
Total costs and expenses	—	2,674
Other income (expense):
Gain (loss) on sales of real estate, net	—	(71)
Other income (expense), net	—	3
Total other income (expense), net	—	(68)
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	—	(87)
Income tax benefit (expense)	—	340
Equity income (loss) from unconsolidated joint ventures	—	64
Income (loss) from discontinued operations	$—	$317
Impairments of Real Estate
During the three months ended March 31, 2023 and 2022, the Company did not recognize any impairment charges.
Other Losses
During the three months ended March 31, 2022, the Company recognized $14 million of expenses within other income (expense), net on the Consolidated Statements of Operations for tenant relocation and other costs associated with the demolition of an MOB.
NOTE 5.  Leases

Lease Income
The following table summarizes the Company’s lease income, excluding discontinued operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Fixed income from operating leases	$296,217	$287,292
Variable income from operating leases	96,214	82,858
Interest income from direct financing leases	—	1,168
Direct Financing Leases
2022 Direct Financing Lease Sale
During the first quarter of 2022, the Company sold its remaining hospital under a direct financing lease (“DFL”) for $68 million and recognized a gain on sale of $23 million, which is included in other income (expense), net. Therefore, at March 31, 2023 and December 31, 2022, the Company had no leases classified as a DFL.

Straight-Line Rents
For operating leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility of future minimum lease payments is probable. If the Company determines that collectibility of future minimum lease payments is not probable, the straight-line rent receivable balance is written off and recognized as a decrease in revenue in that period and future revenue recognition is limited to amounts contractually owed and paid. The Company does not resume recognition of income on a straight-line basis unless it determines that collectibility of future payments related to these leases is probable.
During the three months ended March 31, 2023, the Company wrote off $9 million of straight-line rent receivable associated with Sorrento Therapeutics, Inc., which commenced voluntary reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code during the period. This write-off was recognized as a reduction in rental and related revenues on the Consolidated Statements of Operations and future revenue related to this tenant will be recognized on a cash basis.
NOTE 6.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	March 31, 2023	December 31, 2022
Secured loans(1)	$214,238	$350,837
CCRC resident loans	36,470	33,083
Unamortized discounts, fees, and costs	(1,407)	(808)
Reserve for loan losses	(6,152)	(8,280)
Loans receivable, net	$243,149	$374,832
_______________________________________
(1)At each of March 31, 2023 and December 31, 2022, the Company had $40 million remaining of commitments to fund additional loans for senior housing redevelopment and capital expenditure projects.
Sunrise Senior Housing Portfolio Seller Financing
In conjunction with the sale of 32 SHOP facilities for $664 million in January 2021, the Company provided the buyer with initial financing of $410 million. The remainder of the sales price was received in cash at the time of sale. Additionally, the Company agreed to provide up to $92 million of additional financing for capital expenditures (up to 65% of the estimated cost of capital expenditures). As of March 31, 2023, the additional financing was reduced to $40 million, of which $0.4 million had been funded. The initial and additional financing is secured by the buyer’s equity ownership in each property.
In June 2021, February 2022, July 2022, and December 2022, the Company received principal repayments of $246 million, $8 million, $27 million, and $10 million, respectively, in conjunction with the disposition of the underlying collateral. At each of March 31, 2023 and December 31, 2022, this secured loan had an outstanding principal balance of $120 million.
Other Seller Financing
In conjunction with the sale of 16 additional SHOP facilities for $230 million in January 2021, the Company provided the buyer with financing of $150 million. The remainder of the sales price was received in cash at the time of sale. The financing is secured by the buyer’s equity ownership in each property. Upon maturity in January 2023, the borrower did not make the required principal repayment. In February 2023, the borrower made a partial principal repayment of $102 million and the remaining balance owed was refinanced with the Company. In connection with the refinance, the maturity date of the loan was extended to January 2024 and the interest rate on the loan was increased to a variable rate based on Term SOFR (plus an 11 basis point adjustment related to SOFR transition) plus 6.0% for the first six months of the extended term, increasing to 7.0% for the last six months of the extended term. The Company also received a $1 million extension fee in connection with the refinance, which is recognized in interest income over the remaining term of the loan.
2023 Other Loans Receivable Transactions
In February 2023, the Company received full repayment of the outstanding balance of one $35 million secured loan. In April 2023, the Company received full repayment of the outstanding balance of one $14 million secured loan.
2022 Other Loans Receivable Transactions
In May 2022, the Company received full repayment of the outstanding balance of a $2 million secured loan.
In November 2022, the Company received full repayment of the outstanding balance of a $1 million mezzanine loan.

In December 2022, the Company extended the maturity dates of four secured loans with an aggregate outstanding balance of $61 million, originally scheduled to mature in December 2022, by one year to December 2023. In connection with the extensions, the interest rates on the loans were increased to a variable rate based on Term SOFR (plus an 11 basis point adjustment related to SOFR transition) with a floor of 8.5% for the first six months of the extended term, increasing to a floor of 10.5% for the last six months of the extended term. Two of these secured loans were repaid during 2023 as discussed above.
CCRC Resident Loans
For certain residents that qualify, CCRCs may offer to lend residents the necessary funds to satisfy the entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. The loans are due upon sale of the previous residence. At March 31, 2023 and December 31, 2022, the Company held $36 million and $33 million, respectively, of such notes receivable.
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
The following table summarizes, by year of origination, the Company’s internal ratings for loans receivable, net of unamortized discounts, fees, and reserves for loan losses, as of March 31, 2023 (in thousands):

Investment Type	Year of Origination						Total
	2023	2022	2021	2020	2019	Prior
Secured loans
Risk rating:
Performing loans	$—	$—	$163,562	$43,117	$—	$—	$206,679
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total secured loans	$—	$—	$163,562	$43,117	$—	$—	$206,679
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
CCRC resident loans
Risk rating:
Performing loans	$14,482	$21,910	$—	$78	$—	$—	$36,470
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total CCRC resident loans	$14,482	$21,910	$—	$78	$—	$—	$36,470
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—

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
The following table summarizes the Company’s reserve for loan losses (in thousands):

	March 31, 2023			December 31, 2022
	Secured Loans	Other(1)	Total	Secured Loans	Other(1)	Total
Reserve for loan losses, beginning of period	$8,280	$—	$8,280	$1,804	$9	$1,813
Provision for expected loan losses	(171)	—	(171)	6,527	7	6,534
Expected loan losses (recoveries) related to loans sold or repaid	(1,957)	—	(1,957)	(51)	(16)	(67)
Reserve for loan losses, end of period	$6,152	$—	$6,152	$8,280	$—	$8,280
_______________________________________
(1)Includes CCRC resident loans and other loan activity.
Additionally, at March 31, 2023 and December 31, 2022, a liability of $0.7 million and $0.8 million, respectively, related to expected credit losses for unfunded loan commitments was included in accounts payable, accrued liabilities, and other liabilities.
The change in the reserve for expected loan losses during the three months ended March 31, 2023 is primarily due to principal repayments on seller financing, partially offset by increased interest rates on variable rate loans.

NOTE 7.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

				Carrying Amount
				March 31,	December 31,
Entity(1)	Segment	Property Count(2)	Ownership %(2)	2023	2022
SWF SH JV	Other	19	54	$343,873	$345,978
South San Francisco JVs(3)	Life science	7	70	319,535	309,969
Life Science JV	Life science	1	49	26,817	26,601
Needham Land Parcel JV(4)	Life science	—	38	15,658	15,391
Medical Office JVs(5)	Medical office	3	20 - 67	8,796	8,738
				$714,679	$706,677
_______________________________________
(1)These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)Property counts and ownership percentages are as of March 31, 2023.
(3)In August 2022, the Company sold a 30% interest in seven life science assets in South San Francisco, California to a sovereign wealth fund. This transaction resulted in the recognition of seven unconsolidated life science joint ventures in which the Company holds a 70% ownership percentage in each joint venture. These joint ventures have been aggregated herein due to similarity of the investments and operations.
(4)Land held for development is excluded from the property count as of March 31, 2023.
(5)Includes two unconsolidated medical office joint ventures in which the Company holds an ownership percentage as follows: (i) Ventures IV (20%) and (ii) Suburban Properties, LLC (67%). These joint ventures have been aggregated herein due to similarity of the investments and operations. In April 2023, the Company acquired the remaining 80% interest in one of the two properties in the Ventures IV unconsolidated joint venture for $4 million.
NOTE 8.  Intangibles

Intangible assets primarily consist of lease-up intangibles and above market tenant lease intangibles. The following table summarizes the Company’s intangible lease assets (dollars in thousands):

Intangible lease assets	March 31, 2023	December 31, 2022(1)
Gross intangible lease assets	$767,224	$770,285
Accumulated depreciation and amortization	(375,268)	(352,224)
Intangible assets, net	$391,956	$418,061

Weighted average remaining amortization period in years	5	5
_______________________________________
(1)Excludes intangible assets reported in assets held for sale of $2 million.
Intangible liabilities consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (dollars in thousands):

Intangible lease liabilities	March 31, 2023	December 31, 2022
Gross intangible lease liabilities	$236,831	$237,464
Accumulated depreciation and amortization	(87,227)	(81,271)
Intangible liabilities, net	$149,604	$156,193

Weighted average remaining amortization period in years	7	7
During the three months ended March 31, 2023, no intangible assets or liabilities were acquired.
During the year ended December 31, 2022, in conjunction with the Company’s acquisitions of real estate, the Company acquired intangible assets of $7 million and intangible liabilities of $6 million. The intangible assets and liabilities acquired had a weighted average amortization period at acquisition of 7 years and 11 years, respectively.

NOTE 9.  Debt

In connection with the UPREIT reorganization, Old Healthpeak converted to Healthpeak OP, which is the Company’s consolidated operating subsidiary. Healthpeak OP is the borrower under, and the Company is the guarantor of, all of the unsecured debt discussed below, which includes the Revolving Facility, Term Loan Facilities, Commercial Paper Program (each as defined below), and senior unsecured notes. The Company’s guarantee of the senior unsecured notes is full and unconditional and applicable to existing and future senior unsecured notes.
Bank Line of Credit and Term Loans
On May 23, 2019, the Company executed a $2.5 billion unsecured revolving line of credit facility, with a maturity date of May 23, 2023 and two six-month extension options, subject to certain customary conditions. In September 2021, the Company executed an amended and restated unsecured revolving line of credit (the “Revolving Facility”) to increase total revolving commitments from $2.5 billion to $3.0 billion and extend the maturity date to January 20, 2026. This maturity date may be further extended pursuant to two six-month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at the applicable interest rate benchmark plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. On February 10, 2023, the Company executed an amendment to the Revolving Facility to convert the interest rate benchmark from LIBOR to SOFR. The Company also pays a facility fee on the entire revolving commitment that depends on its credit ratings. Additionally, the Revolving Facility includes a sustainability-linked pricing component whereby the applicable margin may be reduced by up to 0.025% based on the Company’s achievement of specified sustainability-linked metrics, subject to certain conditions. Based on the Company’s credit ratings at March 31, 2023, and inclusive of achievement of a sustainability-linked metric during the year ended December 31, 2021, the margin on the Revolving Facility was 0.85% and the facility fee was 0.15%. At each of March 31, 2023 and December 31, 2022, the Company had no balance outstanding under the Revolving Facility.
The Revolving Facility includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments.
On August 22, 2022, the Company executed a term loan agreement (the “Term Loan Agreement”) that provided for two senior unsecured delayed draw term loans in an aggregate principal amount of up to $500 million (the “Term Loan Facilities”). The Term Loan Facilities were available to be drawn from time to time during a 180-day period after closing, subject to customary borrowing conditions, and the Company drew the entirety of the $500 million under the Term Loan Facilities in October 2022. $250 million of the Term Loan Facilities has an initial stated maturity of 4.5 years, which may be extended for a one-year period subject to certain customary conditions. The other $250 million of the Term Loan Facilities has a stated maturity of 5 years with no option to extend. At each of March 31, 2023 and December 31, 2022, the Company had $500 million outstanding under the Term Loan Facilities.
Loans outstanding under the Term Loan Facilities accrue interest at Term SOFR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. The Term Loan Agreement also includes a sustainability-linked pricing component whereby the applicable margin under the Term Loan Facilities may be reduced by 0.01% based on the Company’s achievement of specified sustainability-linked metrics. Based on the Company’s credit ratings as of March 31, 2023, the margin on the Term Loan Facilities was 0.95%. The Term Loan Agreement includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to an additional $500 million, subject to securing additional commitments.
In August 2022, the Company entered into two forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 17). The Term Loan Facilities associated with these interest rate swap instruments are reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on the Company’s credit ratings as of March 31, 2023, the Term Loan Facilities had a blended fixed effective interest rate of 3.77%, inclusive of the impact of these interest rate swap instruments and amortization of the related debt issuance costs.
The Revolving Facility and Term Loan Facilities are subject to certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the applicable agreement: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.7 billion. The Company believes it was in compliance with each of these covenants at March 31, 2023.

Commercial Paper Program
In September 2019, the Company established an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, unsecured short-term debt securities with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time. At each of March 31, 2023 and December 31, 2022, the maximum aggregate face or principal amount that can be outstanding at any one time was $2.0 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company uses its Revolving Facility as a liquidity backstop for the repayment of unsecured short-term debt securities issued under the Commercial Paper Program. At March 31, 2023, the Company had $556 million of securities outstanding under the Commercial Paper Program, with original maturities of approximately 16 days and a weighted average interest rate of 5.53%. At December 31, 2022, the Company had $996 million of securities outstanding under the Commercial Paper Program, with original maturities of approximately two months and a weighted average interest rate of 4.90%.
Senior Unsecured Notes
At March 31, 2023 and December 31, 2022, the Company had senior unsecured notes outstanding with an aggregate principal balance of $5.1 billion and $4.7 billion, respectively. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions, and other customary terms. The Company believes it was in compliance with these covenants at March 31, 2023.
The following table summarizes the Company’s senior unsecured notes issuances during the three months ended March 31, 2023 (dollars in thousands):

Issue Date	Amount	Coupon Rate	Maturity Year
January 17, 2023	$400,000	5.25%	2032
During the three months ended March 31, 2023, there were no repurchases or redemptions of senior unsecured notes.
During the year ended December 31, 2022, there were no issuances, repurchases, or redemptions of senior unsecured notes.
Mortgage Debt
At March 31, 2023 and December 31, 2022, the Company had $344 million and $345 million, respectively, in aggregate principal of mortgage debt outstanding, which was secured by 15 MOBs and 3 CCRCs, with an aggregate carrying value of $785 million and $793 million, respectively.
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
During each of the three months ended March 31, 2023 and 2022, the Company made aggregate principal repayments of mortgage debt of $1 million.
The Company has $142 million of mortgage debt secured by a portfolio of 13 MOBs that matures in May 2026. In April 2022, the Company terminated its existing interest rate cap instruments associated with this variable rate mortgage debt and entered into two interest rate swap instruments that are designated as cash flow hedges and mature in May 2026. In February 2023, the agreements associated with this variable rate mortgage debt were amended to change the interest rate benchmarks from LIBOR to SOFR, effective March 2023. Concurrently, the Company modified the related interest rate swap instruments to reflect the change in the interest rate benchmarks from LIBOR to SOFR (see Note 17). The variable rate mortgage debt associated with these interest rate swap instruments is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at March 31, 2023 (dollars in thousands):

				Senior Unsecured Notes(2)		Mortgage Debt(3)
Year	Bank Line of Credit	Commercial Paper(1)	Term Loans	Amount	Interest Rate	Amount	Interest Rate	Total
2023	$—	$—	$—	$—	—%	$88,765	3.80%	$88,765
2024	—	—	—	—	—%	7,024	6.48%	7,024
2025	—	—	—	800,000	3.92%	3,209	3.82%	803,209
2026	—	556,000	—	650,000	3.40%	244,523	4.44%	1,450,523
2027	—	—	500,000	450,000	1.54%	366	5.91%	950,366
Thereafter	—	—	—	3,200,000	3.74%	—	—%	3,200,000
	—	556,000	500,000	5,100,000		343,887		6,499,887
Premiums, (discounts), and debt issuance costs, net	—	—	(3,832)	(43,457)		1,280		(46,009)
	$—	$556,000	$496,168	$5,056,543		$345,167		$6,453,878
_______________________________________
(1)Commercial Paper Program borrowings are backstopped by the Revolving Facility. As such, the Company calculates the weighted average remaining term of its Commercial Paper Program borrowings using the maturity date of the Revolving Facility.
(2)Effective interest rates on the senior unsecured notes range from 1.54% to 6.87% with a weighted average effective interest rate of 3.53% and a weighted average maturity of 6 years.
(3)Effective interest rates on the mortgage debt range from 3.44% to 8.52% with a weighted average effective interest rate of 4.31% and a weighted average maturity of 3 years. These interest rates include the impact of designated interest rate swap instruments, which effectively fix the interest rate on certain variable rate debt.
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

NOTE 11.  Equity and Redeemable Noncontrolling Interests

Dividends
On April 27, 2023, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.30 per share. The common stock cash dividend will be paid on May 19, 2023 to stockholders of record as of the close of business on May 8, 2023.
During each of the three months ended March 31, 2023 and 2022, the Company declared and paid common stock cash dividends of $0.30 per share.
At-The-Market Equity Offering Program
In February 2023, in connection with the UPREIT reorganization, the Company terminated the previous at-the-market equity offering program (as amended from time to time, the “2020 ATM Program”) and established a new at-the-market equity offering program (the “2023 ATM Program” and, together with the 2020 ATM Program, the “ATM Programs”). The ATM Programs allow for the sale of shares of common stock having an aggregate gross sales price of up to $1.5 billion (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement (each, an “ATM forward contract”). The use of ATM forward contracts allows the Company to lock in a share price on the sale of shares at the time the ATM forward contract is effective, but defer receiving the proceeds from the sale of shares until a later date.
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
At March 31, 2023, $1.5 billion of the Company’s common stock remained available for sale under the 2023 ATM Program.
ATM Forward Contracts
During the year ended December 31, 2021, the Company utilized the forward provisions under the 2020 ATM Program to allow for the sale of an aggregate of 9.1 million shares of its common stock at an initial weighted average net price of $35.25 per share, after commissions. The Company did not enter into any forward contracts under the 2020 ATM Program during the year ended December 31, 2022. In December 2022, the Company settled all 9.1 million shares previously outstanding under ATM forward contracts at a weighted average net price of $34.01 per share, after commissions, resulting in net proceeds of $308 million. During the three months ended March 31, 2023, the Company did not utilize the forward provisions under the ATM Programs.
ATM Direct Issuances
During each of the three months ended March 31, 2023 and March 31, 2022, there were no direct issuances of shares of common stock under the ATM Programs.
Share Repurchase Program
On August 1, 2022, the Company’s Board of Directors approved a share repurchase program under which the Company may acquire shares of its common stock in the open market up to an aggregate purchase price of $500 million (the “Share Repurchase Program”). Purchases of common stock under the Share Repurchase Program may be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The Share Repurchase Program expires in August 2024 and may be suspended or terminated at any time without prior notice. Under Maryland General Corporation Law, outstanding shares of common stock acquired by a corporation become authorized but unissued shares, which may be re-issued. In August 2022, the Company repurchased 2.1 million shares of its common stock at a weighted average price of $27.16 per share for a total of $56 million. During the three months ended March 31, 2023, there were no repurchases under the Share Repurchase Program. Therefore, at March 31, 2023, $444 million of the Company’s common stock remained available for repurchase under the Share Repurchase Program.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	March 31, 2023	December 31, 2022
Unrealized gains (losses) on derivatives, net	$20,668	$30,145
Supplemental Executive Retirement Plan minimum liability	(1,947)	(2,011)
Total accumulated other comprehensive income (loss)	$18,721	$28,134
The Company has a defined benefit pension plan, known as the Supplemental Executive Retirement Plan, with one plan participant, a former Chief Executive Officer (“CEO”) of the Company who departed in 2003. Changes to the Supplemental Executive Retirement Plan minimum liability are reflected in other comprehensive income (loss).
Noncontrolling Interests
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
During the year ended December 31, 2022, one of the redeemable noncontrolling interests met the conditions for redemption, but was not yet exercised as of March 31, 2023. The three remaining redeemable noncontrolling interests had not yet met the conditions for redemption as of March 31, 2023 or December 31, 2022. Two of the interests will become redeemable following the passage of a predetermined amount of time, which will occur during 2023 and 2024. The third interest will become redeemable at the earlier of a predetermined passage of time or stabilization of the underlying development property, which is expected to occur in 2024. The redemption values are subject to change based on the assessment of redemption value at each redemption date.
Healthpeak OP
Immediately following the Reorganization, Healthpeak Properties, Inc. was the initial sole member and 100% owner of Healthpeak OP. Subsequent to the Reorganization, certain employees of the Company (“OP Unitholders”) were issued noncontrolling, non-managing member units in Healthpeak OP (“OP Units”). As of March 31, 2023, Healthpeak Properties, Inc. owned 99.6% of Healthpeak OP, with the OP Unitholders owning the remaining 0.4%. When certain conditions are met, the OP Unitholders have the right to require redemption of part or all of their OP Units for cash or shares of the Company’s common stock, at the Company’s option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of the Company’s common stock or cash equal to the fair value of a share of common stock at the time of redemption. The Company classifies the OP Units in permanent equity because it may elect, in its sole discretion, to issue shares of its common stock to OP Unitholders who choose to redeem their OP Units rather than using cash. None of the outstanding OP Units met the criteria for redemption as of March 31, 2023.
DownREITs
The non-managing member units of the Company’s DownREITs are exchangeable for an amount of cash approximating the then-current market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company’s common stock, the carrying amount of the DownREIT units is reclassified to stockholders’ equity. At March 31, 2023, there were five million DownREIT units (seven million shares of Healthpeak common stock are issuable upon conversion) outstanding in seven DownREIT LLCs, for all of which the Company acts as the managing member. At March 31, 2023, the carrying and market values of the five million DownREIT units were $200 million and $160 million, respectively. At December 31, 2022, the carrying and market values of the five million DownREIT units were $200 million and $183 million, respectively.

NOTE 12.  Earnings Per Common Share

Basic income (loss) per common share (“EPS”) is computed based on the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding plus the impact of forward equity sales agreements using the treasury stock method, common shares issuable from the assumed conversion of DownREIT units, stock options, certain performance restricted stock units, and unvested restricted stock units. Only those instruments having a dilutive impact on the Company’s basic income (loss) per share are included in diluted income (loss) per share during the periods presented.
Certain restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, and require use of the two-class method when computing basic and diluted earnings per share.
Refer to Note 11 for a discussion of the sale of shares under and settlement of forward sales agreements during the periods presented. The Company considered the potential dilution resulting from the forward agreements to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to calculate the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. The aggregate effect on the Company’s diluted weighted-average common shares for each of the three months ended March 31, 2023 and 2022 was zero weighted-average incremental shares from forward equity sales agreements.
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator
Income (loss) from continuing operations	$134,507	$75,026
Noncontrolling interests' share in continuing operations	(15,555)	(3,730)
Income (loss) from continuing operations attributable to Healthpeak Properties, Inc.	118,952	71,296
Less: Participating securities' share in continuing operations	(1,254)	(1,976)
Income (loss) from continuing operations applicable to common shares	117,698	69,320
Income (loss) from discontinued operations	—	317
Net income (loss) applicable to common shares - basic and diluted	$117,698	$69,637
Denominator
Basic weighted average shares outstanding	546,842	539,352
Dilutive potential common shares - equity awards(1)	268	234
Diluted weighted average common shares	547,110	539,586
Basic earnings (loss) per common share
Continuing operations	$0.22	$0.13
Discontinued operations	—	0.00
Net income (loss) applicable to common shares	$0.22	$0.13
Diluted earnings (loss) per common share
Continuing operations	$0.22	$0.13
Discontinued operations	—	0.00
Net income (loss) applicable to common shares	$0.22	$0.13
_______________________________________
(1)For all periods presented, represents the dilutive impact of 1 million outstanding equity awards (restricted stock units and stock options).
For the three months ended March 31, 2023, forward equity sales agreements had no dilutive impact as no shares were outstanding under ATM forward contracts during the period. For the three months ended March 31, 2022, the 9.1 million shares under forward equity sales agreements that had not been settled during the three months then ended were anti-dilutive.
For the three months ended March 31, 2023 and 2022, all 7 million shares issuable upon conversion of DownREIT units were not included because they were anti-dilutive.

NOTE 13.  Segment Disclosures

The Company’s reportable segments, based on how its chief operating decision maker (“CODM”) evaluates the business and allocates resources, are as follows: (i) life science, (ii) medical office, and (iii) CCRC. The Company has non-reportable segments that are comprised primarily of the Company’s interests in an unconsolidated JV that owns 19 senior housing assets (the “SWF SH JV”), loans receivable, and marketable debt securities. These non-reportable segments have been presented on an aggregate basis within the Notes to the Consolidated Financial Statements herein. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC, as updated by Note 2 herein.
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

The following tables summarize information for the reportable segments (in thousands):
For the three months ended March 31, 2023:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$205,464	$186,967	$127,084	$6,163	$—	$525,678
Government grant income(1)	—	—	137	—	—	137
Less: Interest income	—	—	—	(6,163)	—	(6,163)
Healthpeak’s share of unconsolidated joint venture total revenues	2,165	745	—	20,346	—	23,256
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	—	228	—	228
Noncontrolling interests’ share of consolidated joint venture total revenues	(143)	(8,963)	—	—	—	(9,106)
Operating expenses	(57,566)	(64,398)	(101,124)	—	—	(223,088)
Healthpeak’s share of unconsolidated joint venture operating expenses	(1,182)	(305)	—	(15,006)	—	(16,493)
Noncontrolling interests’ share of consolidated joint venture operating expenses	40	2,595	—	—	—	2,635
Adjustments to NOI(2)	(832)	(3,821)	50	(21)	—	(4,624)
Adjusted NOI	147,946	112,820	26,147	5,547	—	292,460
Plus: Adjustments to NOI(2)	832	3,821	(50)	21	—	4,624
Interest income	—	—	—	6,163	—	6,163
Interest expense	—	(1,920)	(1,816)	—	(44,227)	(47,963)
Depreciation and amortization	(75,582)	(71,158)	(32,485)	—	—	(179,225)
General and administrative	—	—	—	—	(24,547)	(24,547)
Transaction costs	(158)	(132)	(219)	—	(1,916)	(2,425)
Impairments and loan loss reserves, net	—	—	—	2,213	—	2,213
Gain (loss) on sales of real estate, net	60,498	21,312	—	(232)	—	81,578
Other income (expense), net	4	204	(667)	—	1,231	772
Less: Government grant income	—	—	(137)	—	—	(137)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(983)	(440)	—	(5,568)	—	(6,991)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	103	6,368	—	—	—	6,471
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	132,660	70,875	(9,227)	8,144	(69,459)	132,993
Income tax benefit (expense)	—	—	—	—	(302)	(302)
Equity income (loss) from unconsolidated joint ventures	598	189	—	1,029	—	1,816
Income (loss) from continuing operations	133,258	71,064	(9,227)	9,173	(69,761)	134,507
Income (loss) from discontinued operations	—	—	—	—	—	—
Net income (loss)	$133,258	$71,064	$(9,227)	$9,173	$(69,761)	$134,507
______________________________________________________________________________
(1)Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the Consolidated Statements of Operations (see Note 2).
(2)Represents straight-line rents, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, deferral of community fees, and termination fees. Includes the Company’s share of income (loss) generated by unconsolidated joint ventures and excludes noncontrolling interests’ share of income (loss) generated by consolidated joint ventures.

For the three months ended March 31, 2022:

	Life Science	Medical Office	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$194,055	$177,263	$121,560	$5,494	$—	$498,372
Government grant income(1)	—	—	6,552	—	—	6,552
Less: Interest income	—	—	—	(5,494)	—	(5,494)
Healthpeak’s share of unconsolidated joint venture total revenues	1,431	732	—	18,045	—	20,208
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	333	315	—	648
Noncontrolling interests’ share of consolidated joint venture total revenues	(57)	(8,820)	—	—	—	(8,877)
Operating expenses	(48,189)	(61,170)	(97,888)	—	—	(207,247)
Healthpeak’s share of unconsolidated joint venture operating expenses	(483)	(299)	—	(14,055)	—	(14,837)
Noncontrolling interests’ share of consolidated joint venture operating expenses	19	2,602	—	—	—	2,621
Adjustments to NOI(2)	(14,112)	(3,546)	—	(8)	—	(17,666)
Adjusted NOI	132,664	106,762	30,557	4,297	—	274,280
Plus: Adjustments to NOI(2)	14,112	3,546	—	8	—	17,666
Interest income	—	—	—	5,494	—	5,494
Interest expense	—	(1,036)	(1,865)	—	(34,685)	(37,586)
Depreciation and amortization	(78,138)	(67,773)	(31,822)	—	—	(177,733)
General and administrative	—	—	—	—	(23,831)	(23,831)
Transaction costs	(292)	(4)	—	—	—	(296)
Impairments and loan loss reserves, net	—	—	—	(132)	—	(132)
Gain (loss) on sales of real estate, net	3,856	—	—	—	—	3,856
Other income (expense), net	(9)	10,937	6,511	(32)	909	18,316
Less: Government grant income	—	—	(6,552)	—	—	(6,552)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(948)	(433)	(333)	(4,305)	—	(6,019)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	38	6,218	—	—	—	6,256
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	71,283	58,217	(3,504)	5,330	(57,607)	73,719
Income tax benefit (expense)	—	—	—	—	(777)	(777)
Equity income (loss) from unconsolidated joint ventures	966	200	539	379	—	2,084
Income (loss) from continuing operations	72,249	58,417	(2,965)	5,709	(58,384)	75,026
Income (loss) from discontinued operations	—	—	—	—	317	317
Net income (loss)	$72,249	$58,417	$(2,965)	$5,709	$(58,067)	$75,343
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
See Notes 3, 4, 5, 6, 7, and 15 for significant transactions impacting the Company’s segment assets during the periods presented.

NOTE 14.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2023	2022
Supplemental cash flow information:
Interest paid, net of capitalized interest	$65,367	$58,487
Income taxes paid (refunded)	160	(1,947)
Capitalized interest	14,093	8,305
Supplemental schedule of non-cash investing and financing activities:
Increase in ROU asset in exchange for new lease liability related to operating leases	80	179
Accrued construction costs	161,774	163,277
Operating, investing, and financing cash flows in the Consolidated Statements of Cash Flows are reported inclusive of both cash flows from continuing operations and cash flows from discontinued operations. The following table summarizes certain cash flow information related to discontinued operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Leasing costs, tenant improvements, and recurring capital expenditures	$—	$18
Development, redevelopment, and other major improvements of real estate	—	—
Depreciation and amortization of real estate, in-place lease, and other intangibles	—	—
The following table summarizes cash, cash equivalents, and restricted cash (in thousands):

	Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022
	Continuing operations		Discontinued operations		Total
Beginning of period:
Cash and cash equivalents	$72,032	$158,287	$—	$7,707	$72,032	$165,994
Restricted cash	54,802	53,454	—	—	54,802	53,454
Cash, cash equivalents, and restricted cash	$126,834	$211,741	$—	$7,707	$126,834	$219,448
End of period:
Cash and cash equivalents	$59,235	$89,066	$—	$7,989	$59,235	$97,055
Restricted cash	57,990	52,103	—	—	57,990	52,103
Cash, cash equivalents, and restricted cash	$117,225	$141,169	$—	$7,989	$117,225	$149,158
Cash and Cash Equivalents
The Company maintains its cash and cash equivalents at financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. However, as the account balances at certain institutions exceed the FDIC insurance coverage, there is a concentration of credit risk related to amounts in excess of such coverage.

NOTE 15.  Variable Interest Entities

Operating Subsidiary
In February 2023, in connection with the UPREIT reorganization, Old Healthpeak converted to Healthpeak OP, which is the Company’s operating subsidiary and a limited liability company that has governing provisions that are the functional equivalent of a limited partnership. The Company holds a membership interest in Healthpeak OP, acts as the managing member of Healthpeak OP, and exercises full responsibility, discretion, and control over the day-to-day management of Healthpeak OP. Because the noncontrolling interests in Healthpeak OP do not have substantive liquidation rights, substantive kick-out rights without cause, or substantive participating rights, we have determined that Healthpeak OP is a VIE. The Company, as managing member, has the power to direct the core activities of Healthpeak OP that most significantly affect Healthpeak OP’s performance, and through its interest in Healthpeak OP, has both the right to receive benefits from and the obligation to absorb losses of Healthpeak OP. Accordingly, the Company is the primary beneficiary of Healthpeak OP and consolidates Healthpeak OP. As the Company conducts its business and holds its assets and liabilities through Healthpeak OP, the total consolidated assets and liabilities, income (losses), and cash flows of Healthpeak OP represent substantially all of the total consolidated assets and liabilities, income (losses), and cash flows of the Company.
Unconsolidated Variable Interest Entities
At March 31, 2023, the Company had investments in two unconsolidated VIE joint ventures. At December 31, 2022, the Company had investments in: (i) two unconsolidated VIE joint ventures and (ii) marketable debt securities of one VIE. The Company determined it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (the LLC investment and Needham Land Parcel JV discussed below), it has no formal involvement in these VIEs beyond its investments.
Debt Securities Investment. At December 31, 2022, the Company held $22 million of commercial mortgage-backed securities (“CMBS”) issued by Federal Home Loan Mortgage Corporation (commonly referred to as Freddie Mac) through a special purpose entity that had been identified as a VIE because it was “thinly capitalized.” The CMBS issued by the VIE were backed by mortgage debt obligations on real estate assets. These securities were classified as held-to-maturity because the Company had the intent and ability to hold the securities until maturity. These securities matured on December 31, 2022, and the Company received the related proceeds in January 2023.
LLC Investment. The Company holds a limited partner ownership interest in an unconsolidated LLC that has been identified as a VIE. The Company’s involvement in the entity is limited to its equity investment as a limited partner and it does not have any substantive participating rights or kick-out rights over the general partner. The assets and liabilities of the entity primarily consist of three hospitals as well as senior housing real estate. Any assets generated by the entity may only be used to settle its contractual obligations (primarily capital expenditures and debt service payments).
Needham Land Parcel JV. In December 2021, the Company acquired a 38% interest in a life science development joint venture in Needham, Massachusetts for $13 million. Current equity at risk is not sufficient to finance the joint venture’s activities. The assets and liabilities of the entity primarily consist of real estate and debt service obligations. Any assets generated by the entity may only be used to settle its contractual obligations (primarily development costs and debt service payments). See Note 7 for additional descriptions of the nature, purpose, and operating activities of the Company’s unconsolidated VIEs and interests therein.
The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at March 31, 2023 was as follows (in thousands):

VIE Type	Asset Type	Maximum Loss Exposure and Carrying Amount(1)
LLC investment	Other assets, net	$14,985
Needham Land Parcel JV	Investments in and advances to unconsolidated joint ventures	15,658
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments.
As of March 31, 2023, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).

Consolidated Variable Interest Entities
The Company’s consolidated total assets and total liabilities at March 31, 2023 and December 31, 2022 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company.
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
Life Science JVs.  The Company holds a 98% or greater ownership interest in multiple joint venture entities that own and lease life science assets (the “Life Science JVs”). The Life Science JVs are VIEs as the members share in certain decisions of the entities, but substantially all of the activities are performed on behalf of the Company. The Company consolidates the Life Science JVs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the Life Science JVs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of capital expenditures for the properties. Assets generated by the Life Science JVs may only be used to settle their contractual obligations. Refer to Note 11 for a discussion of certain put options associated with the Life Science JVs.
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

Total assets and total liabilities include VIE assets and liabilities, excluding those of Healthpeak OP, as follows (in thousands):

	March 31, 2023	December 31, 2022
Assets
Buildings and improvements	$2,348,215	$2,356,905
Development costs and construction in progress	54,319	58,499
Land	322,014	324,714
Accumulated depreciation and amortization	(615,936)	(623,244)
Net real estate	2,108,612	2,116,874
Accounts receivable, net	9,024	6,893
Cash and cash equivalents	21,631	20,586
Restricted cash	422	354
Intangible assets, net	69,477	73,860
Assets held for sale, net	—	30,355
Right-of-use asset, net	98,893	99,376
Other assets, net	73,107	73,690
Total assets	$2,381,166	$2,421,988
Liabilities
Mortgage debt	$144,668	$144,604
Intangible liabilities, net	14,255	15,066
Liabilities related to assets held for sale, net	—	401
Lease liability	99,185	99,039
Accounts payable, accrued liabilities, and other liabilities	66,477	68,979
Deferred revenue	47,410	39,661
Total liabilities	$371,995	$367,750
Total assets and total liabilities related to assets held for sale include VIE assets and liabilities, excluding those of Healthpeak OP, as follows (in thousands):

	March 31, 2023	December 31, 2022
Assets
Buildings and improvements	$—	$39,934
Land	—	1,926
Accumulated depreciation and amortization	—	(15,612)
Net real estate	—	26,248
Intangible assets, net	—	215
Other assets, net	—	3,892
Total assets	$—	$30,355
Liabilities
Deferred revenue	$—	$401
Total liabilities	$—	$401

NOTE 16.  Fair Value Measurements

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis (in thousands):

	March 31, 2023(3)		December 31, 2022(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$243,149	$245,125	$374,832	$369,425
Marketable debt securities(2)	—	—	21,702	21,702
Interest rate swap instruments(2)	20,782	20,782	30,259	30,259
Bank line of credit and commercial paper(2)	556,000	556,000	995,606	995,606
Term loans(2)	496,168	496,168	495,957	495,957
Senior unsecured notes(1)	5,056,543	4,712,340	4,659,451	4,238,124
Mortgage debt(2)	345,167	330,856	346,599	330,867
_______________________________________
(1)Level 1: Fair value is calculated based on quoted prices in active markets.
(2)Level 2: Fair value is based on (i) for marketable debt securities, quoted prices for similar or identical instruments in active or inactive markets, respectively, or (ii) for loans receivable, net, mortgage debt, and interest rate swap instruments, standardized pricing models in which significant inputs or value drivers are observable in active markets. For bank line of credit, commercial paper, and term loans, the carrying values are a reasonable estimate of fair value because the borrowings are primarily based on market interest rates and the Company’s credit rating.
(3)During the three months ended March 31, 2023 and year ended December 31, 2022, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
NOTE 17.  Derivative Financial Instruments

The Company uses derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. Utilizing derivative instruments allows the Company to manage the risk of fluctuations in interest rates and their related potential impact on future earnings and cash flows. The Company does not use derivative instruments for speculative or trading purposes. At March 31, 2023, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by approximately $22 million.
In April 2021, the Company executed two interest rate cap instruments on $142 million of variable rate mortgage debt secured by a portfolio of MOBs (see Note 9). During the three months ended March 31, 2022, the Company recognized a $2 million increase in the fair value of the interest rate cap instruments within other income (expense), net. In April 2022, the Company terminated these interest rate cap instruments and entered into two interest rate swap instruments that are designated as cash flow hedges and mature in May 2026. In February 2023, the Company modified its two interest rate swap instruments totaling a $142 million notional value to reflect the change in the related variable rate mortgage debt’s interest rate benchmarks from LIBOR to SOFR (see Note 9). The Company applied certain practical expedients provided by ASU 2020-04 and ASU 2021-01 in connection with the modifications to these cash flow hedges (see Note 2).
In August 2022, the Company entered into two forward-starting interest rate swap instruments on the $500 million aggregate principal amount of the Term Loan Facilities (see Note 9). The interest rate swap instruments are designated as cash flow hedges.

The following table summarizes the Company’s interest rate swap instruments (in thousands):

						Fair Value(2)
Date Entered	Maturity Date	Hedge Designation	Notional Amount	Pay Rate(1)	Receive Rate(1)	March 31, 2023	December 31, 2022
April 2022(3)	May 2026	Cash flow	$51,100	4.99%	USD-SOFR w/ -5 Day Lookback + 2.50%	$1,675	$2,300
April 2022(3)	May 2026	Cash flow	91,000	4.54%	USD-SOFR w/ -5 Day Lookback + 2.05%	2,983	4,096
August 2022(3)	February 2027	Cash flow	250,000	2.60%	1 mo. USD-SOFR CME Term	7,658	11,299
August 2022(3)	August 2027	Cash flow	250,000	2.54%	1 mo. USD-SOFR CME Term	8,466	12,564
_____________________________
(1)Pay rates and receive rates are as of March 31, 2023. As of December 31, 2022, the interest rate swap instrument with a $51 million notional amount had a pay rate of 5.08% and a receive rate of 1 mo. USD-LIBOR-BBA + 2.50%. As of December 31, 2022, the interest rate swap instrument with a $91 million notional amount had a pay rate of 4.63% and a receive rate of 1 mo. USD-LIBOR-BBA + 2.05%.
(2)At each of March 31, 2023 and December 31, 2022, the interest rate swap instruments were in an asset position. Derivative assets are recorded at fair value in other assets, net on the Consolidated Balance Sheets.
(3)Represents interest rate swap instruments that hedge fluctuations in interest payments on variable rate debt by converting the interest rates to fixed interest rates. The changes in fair value of designated derivatives that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
NOTE 18.    Accounts Payable, Accrued Liabilities, and Other Liabilities

The following table summarizes the Company’s accounts payable, accrued liabilities, and other liabilities (in thousands):

	March 31, 2023	December 31, 2022
Refundable entrance fees	$264,065	$268,972
Accrued construction costs	161,774	178,626
Accrued interest	39,065	59,291
Other accounts payable and accrued liabilities(1)	224,090	265,596
Accounts payable, accrued liabilities, and other liabilities	$688,994	$772,485
_______________________________________
(1)As of March 31, 2023 and December 31, 2022, includes $12 million and $15 million, respectively, of severance-related charges associated with the departure of a former CEO in October 2022 that had not yet been paid.
NOTE 19.    Deferred Revenue

The following table summarizes the Company’s deferred revenue, excluding deferred revenue related to assets classified as held for sale (in thousands):

	March 31, 2023	December 31, 2022
Nonrefundable entrance fees(1)	$527,476	$518,573
Other deferred revenue(2)	350,968	325,503
Deferred revenue	$878,444	$844,076
_______________________________________
(1)During the three months ended March 31, 2023 and 2022, the Company collected nonrefundable entrance fees of $29 million and $21 million, respectively. During the three months ended March 31, 2023 and 2022, the Company recognized amortization of $20 million and $19 million, respectively, which is included within resident fees and services on the Consolidated Statements of Operations.
(2)Other deferred revenue is primarily comprised of prepaid rent, deferred rent, and tenant-funded tenant improvements owned by the Company. During the three months ended March 31, 2023 and 2022, the Company recognized amortization related to other deferred revenue of $13 million and $9 million, respectively, which is included in rental and related revenues on the Consolidated Statements of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
On February 7, 2023, we announced our intent to complete an UPREIT reorganization. As part of the reorganization, the company formerly known as Healthpeak Properties, Inc. (“Old Healthpeak”) formed New Healthpeak, Inc. (“New Healthpeak”) as a wholly owned subsidiary, and New Healthpeak formed Healthpeak Merger Sub, Inc. (“Merger Sub”) as a wholly owned subsidiary. On February 10, 2023, Merger Sub merged with and into Old Healthpeak, with Old Healthpeak continuing as the surviving corporation and a wholly owned subsidiary of New Healthpeak (the “Merger”). In connection with the Merger, New Healthpeak changed its name to Healthpeak Properties, Inc. In connection with the UPREIT reorganization and immediately following the Merger, Old Healthpeak converted from a Maryland corporation to a Maryland limited liability company named Healthpeak OP, LLC (“Healthpeak OP”). This Quarterly Report on Form 10-Q pertains to the business and results of operations of Old Healthpeak through February 9, 2023 and of New Healthpeak from and including February 10, 2023.
Unless the context requires otherwise, all references in this report to “Healthpeak,” the “Company,” “we,” “us” or “our” refer to Old Healthpeak through February 9, 2023 and to New Healthpeak from and including February 10, 2023, in each case together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “Healthpeak Properties, Inc.” mean the parent company without its subsidiaries.
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
As more fully set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:
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
•bank failures or other events affecting financial institutions;
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
•Dividends
•Results of Operations
•Liquidity and Capital Resources
•Non-GAAP Financial Measures Reconciliations
•Critical Accounting Estimates
Executive Summary
Healthpeak Properties, Inc. is a Standard & Poor’s (“S&P”) 500 company that acquires, develops, owns, leases, and manages healthcare real estate across the United States (“U.S.”). Our company was originally founded in 1985. As noted above, we completed an UPREIT reorganization on February 10, 2023, and following that date, we hold substantially all of our assets and conduct our operations through the operating subsidiary, Healthpeak OP, LLC, a consolidated subsidiary of which we are the managing member. We are a Maryland corporation and qualify as a self-administered REIT. Our corporate headquarters are located in Denver, Colorado, and we have additional offices in California, Tennessee, and Massachusetts.
Our strategy is to invest in a diversified portfolio of high-quality healthcare properties across our three core asset classes of life science, medical office, and continuing care retirement community (“CCRC”) real estate. Under the life science and medical office segments, we invest through the acquisition, development, and management of life science facilities, MOBs, and hospitals. Under the CCRC segment, our properties are operated through RIDEA structures. We have other non-reportable segments that are comprised primarily of loans receivable, marketable debt securities, and an interest in an unconsolidated joint venture that owns 19 senior housing assets (our “SWF SH JV”). These non-reportable segments have been presented on an aggregate basis herein.
At March 31, 2023, our portfolio of investments, including properties in our unconsolidated joint ventures, consisted of interests in 476 properties. The following table summarizes information for our reportable and other non-reportable segments, excluding discontinued operations, for the three months ended March 31, 2023 (dollars in thousands):

Segment	Total Portfolio Adjusted NOI(1)	Percentage of Total Portfolio Adjusted NOI	Number of Properties
Life science	$147,946	50.6%	147
Medical office	112,820	38.6%	295
CCRC	26,147	8.9%	15
Other non-reportable	5,547	1.9%	19
	$292,460	100%	476
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
For a description of our significant activities during 2023, see “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Transactions” in this report.
In 2020, we concluded that the dispositions of our senior housing triple-net and senior housing operating property (“SHOP”) portfolios represented a strategic shift that had a major effect on our operations and financial results. Therefore, senior housing triple-net and SHOP assets are classified as discontinued operations in all periods presented herein. See Note 4 to the Consolidated Financial Statements for further information regarding discontinued operations.

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
(iii)Our partnerships: We work with leading pharmaceutical and biotechnology companies, healthcare companies, operators, and service providers and are responsive to their space and capital needs. We provide high-quality property management services to encourage tenants to renew, expand, and relocate into our properties, which drives increased occupancy, rental rates, and property values.
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
Rising interest rates, high inflation, supply chain disruptions, ongoing geopolitical tensions, and increased volatility in public and private equity and fixed income markets have led to increased costs and limited the availability of capital. In addition, bank failures and other adverse conditions in the financial or credit markets impacting financial institutions, or concerns or rumors about such events, may lead to disruptions in access to bank deposits and the ability of financial institutions to meet their obligations. To the extent our tenants or operators experience increased costs, liquidity constraints, or financing difficulties due to the foregoing macroeconomic and market conditions, they may be unable or unwilling to make payments or perform their obligations when due. In addition, increased interest rates could affect our borrowing costs and the fair value of our fixed rate instruments.
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
We continuously monitor the effects of domestic and global events, including but not limited to inflation, labor shortages, supply chain matters, rising interest rates, and distress in the financial markets on our operations and financial position, as well as on the operations and financial position of our tenants, operators, and borrowers, to ensure that we remain responsive and adaptable to the dynamic changes in our operating environment.
See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for additional discussion of the risks posed by macroeconomic conditions, as well as the uncertainties we and our tenants, operators, and borrowers may face as a result.

Overview of Transactions
In February 2023, we completed our planned UPREIT reorganization. This reorganization provides prospective sellers an alternative for disposing of property that has appreciated in value in a tax-deferred manner to Healthpeak OP and aligns the Company’s corporate structure with other publicly traded U.S. real estate investment trusts. Following the UPREIT reorganization, Healthpeak OP is the borrower under, and we are the guarantor of, all of the unsecured debt, which includes the Revolving Facility, Term Loan Facilities (each as defined below), commercial paper program, and senior unsecured notes. Our guarantee of the senior unsecured notes is full and unconditional and applicable to existing and future senior unsecured notes. The reorganization did not have a material impact on the Company’s financial position, consolidated financial statements, outstanding debt securities, material debt facilities, or business operations.
Real Estate Transactions
•In January 2023, we sold two life science facilities in Durham, North Carolina for $113 million.
•In January 2023, we closed a life science acquisition in Cambridge, Massachusetts for $9 million.
•In March 2023, we sold two MOBs for $32 million.
Financing Activities
•In January 2023, we completed a public offering of $400 million aggregate principal amount of 5.25% senior unsecured notes due in 2032.
•In February 2023, we received a partial principal repayment of $102 million on one secured loan with an original maturity of January 2023. The remaining $48 million outstanding was refinanced with us, extending the maturity date to January 2024 and converting the fixed interest rate on the loan to a variable rate based on SOFR (as defined below) plus a margin.
•In February 2023, we received full repayment of the outstanding balance of one $35 million secured loan.
•In April 2023, we received full repayment of the outstanding balance of one $14 million secured loan.
Development Activities
•During the three months ended March 31, 2023, the following projects were placed in service: (i) a portion of one life science redevelopment project with total costs of $43 million, (ii) a portion of one life science development project with total costs of $32 million, and (iii) one MOB redevelopment project with total costs of $8 million.
Dividends
The following table summarizes our common stock cash dividends declared in 2023:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
February 1	February 9	$0.30	February 23
April 27	May 8	0.30	May 19
Results of Operations
We evaluate our business and allocate resources among our reportable business segments: (i) life science, (ii) medical office, and (iii) CCRC. Under the life science and medical office segments, we invest through the acquisition, development, and management of life science facilities, MOBs, and hospitals, which generally requires a greater level of property management. Our CCRCs are operated through RIDEA structures. We have other non-reportable segments that are comprised primarily of: (i) an interest in our unconsolidated SWF SH JV, (ii) loans receivable, and (iii) marketable debt securities. These non-reportable segments have been presented on an aggregate basis herein. We evaluate performance based upon property adjusted net operating income (“Adjusted NOI” or “Cash NOI”) in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (“SEC”), as updated by Note 2 to the Consolidated Financial Statements herein.

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
Same-Store
Same-Store NOI and Adjusted (Cash) NOI information allows us to evaluate the performance of our property portfolio under a consistent population by eliminating changes in the composition of our portfolio of properties, excluding properties within the other non-reportable segments. We include properties from our consolidated portfolio, as well as properties owned by our unconsolidated joint ventures in Same-Store NOI and Adjusted NOI (see NOI definition above for further discussion regarding our use of pro-rata share information and its limitations). Same-Store NOI and Adjusted NOI exclude government grant income under the CARES Act. Same-Store Adjusted NOI also excludes amortization of deferred revenue from tenant-funded improvements and certain non-property specific operating expenses that are allocated to each operating segment on a consolidated basis.
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

FFO as Adjusted. In addition, we present Nareit FFO on an adjusted basis before the impact of non-comparable items including, but not limited to, transaction-related items, other impairments (recoveries) and other losses (gains), restructuring and severance-related charges, prepayment costs (benefits) associated with early retirement or payment of debt, litigation costs (recoveries), casualty-related charges (recoveries), deferred tax asset valuation allowances, and changes in tax legislation (“FFO as Adjusted”). These adjustments are net of tax, when applicable. Transaction-related items include transaction expenses and gains/charges incurred as a result of mergers and acquisitions and lease amendment or termination activities. Prepayment costs (benefits) associated with early retirement of debt include the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of debt. Other impairments (recoveries) and other losses (gains) include interest income associated with early and partial repayments of loans receivable and other losses or gains associated with non-depreciable assets including goodwill, DFLs, undeveloped land parcels, and loans receivable. Management believes that FFO as Adjusted provides a meaningful supplemental measurement of our FFO run-rate and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. At the same time that Nareit created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe stockholders, potential investors, and financial analysts who review our operating performance are best served by an FFO run-rate earnings measure that includes certain other adjustments to net income (loss), in addition to adjustments made to arrive at the Nareit defined measure of FFO. FFO as Adjusted is used by management in analyzing our business and the performance of our properties and we believe it is important that stockholders, potential investors, and financial analysts understand this measure used by management. We use FFO as Adjusted to: (i) evaluate our performance in comparison with expected results and results of previous periods, relative to resource allocation decisions, (ii) evaluate the performance of our management, (iii) budget and forecast future results to assist in the allocation of resources, (iv) assess our performance as compared with similar real estate companies and the industry in general, and (v) evaluate how a specific potential investment will impact our future results. Other REITs or real estate companies may use different methodologies for calculating an adjusted FFO measure, and accordingly, our FFO as Adjusted may not be comparable to those reported by other REITs. For a reconciliation of net income (loss) to Nareit FFO and FFO as Adjusted and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.
Adjusted FFO (“AFFO”). AFFO is defined as FFO as Adjusted after excluding the impact of the following: (i) stock-based compensation amortization expense, (ii) amortization of deferred financing costs, net, (iii) straight-line rents, (iv) deferred income taxes, (v) amortization of above (below) market lease intangibles, net and (vi) other AFFO adjustments, which include: (a) non-cash interest related to DFLs and lease incentive amortization (reduction of straight-line rents), (b) actuarial reserves for insurance claims that have been incurred but not reported, and (c) amortization of deferred revenues, excluding amounts amortized into rental income that are associated with tenant funded improvements owned/recognized by us and up-front cash payments made by tenants to reduce their contractual rents. Also, AFFO is computed after deducting recurring capital expenditures, including second generation leasing costs and second generation tenant and capital improvements, and includes adjustments to compute our share of AFFO from our unconsolidated joint ventures. More specifically, recurring capital expenditures, including second generation leasing costs and second generation tenant and capital improvements (“AFFO capital expenditures”) excludes our share from unconsolidated joint ventures (reported in “other AFFO adjustments”). Adjustments for joint ventures are calculated to reflect our pro rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of AFFO for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated joint ventures in which we do not own 100% of the equity by adjusting our AFFO to remove the third party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods (reported in “other AFFO adjustments”). See FFO for further disclosure regarding our use of pro rata share information and its limitations. We believe AFFO is an alternative run-rate earnings measure that improves the understanding of our operating results among investors and makes comparisons with: (i) expected results, (ii) results of previous periods, and (iii) results among REITs more meaningful. AFFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as it excludes the following items which generally flow through our cash flows from operating activities: (i) adjustments for changes in working capital or the actual timing of the payment of income or expense items that are accrued in the period, (ii) transaction-related costs, (iii) litigation settlement expenses, and (iv) restructuring and severance-related charges. Furthermore, AFFO is adjusted for recurring capital expenditures, which are generally not considered when determining cash flows from operations or liquidity. Other REITs or real estate companies may use different methodologies for calculating AFFO, and accordingly, our AFFO may not be comparable to those reported by other REITs. Management believes AFFO provides a meaningful supplemental measure of our performance and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT, and by presenting AFFO, we are assisting these parties in their evaluation. AFFO is a non-GAAP supplemental financial measure and should not be considered as an alternative to net income (loss) determined in accordance with GAAP and should only be considered together with and as a supplement to the Company’s financial information prepared in accordance with GAAP. For a reconciliation of net income (loss) to AFFO and other relevant disclosures, refer to “Non-GAAP Financial Measures Reconciliations” below.

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022
Overview(1)

The following table summarizes results for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Net income (loss) applicable to common shares	$117,698	$69,637	$48,061
Nareit FFO	228,101	243,431	(15,330)
FFO as Adjusted	229,541	234,818	(5,277)
AFFO	207,659	202,033	5,626
_______________________________________
(1)For the reconciliation of non-GAAP financial measures, see “Non-GAAP Financial Measure Reconciliations” below.
Net income (loss) applicable to common shares increased primarily as a result of the following:
•an increase in gains on sale of depreciable real estate related to higher gains recognized on life science and MOB asset sales during the first quarter of 2023 as compared to 2022;
•an increase in NOI generated from our life science and medical office segments related to: (i) development and redevelopment projects placed in service during 2022 and 2023, (ii) new leasing activity during 2022 and 2023 (including the impact to straight-line rents), and (iii) 2022 acquisitions of real estate.
•a decrease in expenses incurred for tenant relocation and other costs associated with the demolition of an MOB; and
•a decrease in loan loss reserves primarily due to principal repayments on seller financing, partially offset by increased interest rates on variable rate loans.
The increase in net income (loss) applicable to common shares was partially offset by:
•a gain on sale associated with the disposition of a hospital under a direct financing lease (“DFL”) in 2022;
•an increase in interest expense, primarily as a result of: (i) higher interest rates under the commercial paper program, (ii) borrowings under the Term Loan Facilities, which were drawn during the fourth quarter of 2022, and (iii) senior unsecured notes issued during the first quarter of 2023;
•an increase in noncontrolling interests’ share in continuing operations as a result of a gain on sale of an MOB in a consolidated partnership that was sold in 2023;
•a decrease in NOI related to the write-off of the straight-line rent receivable balance that was no longer probable of collection associated with a life science tenant that commenced voluntary reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code;
•a decrease in government grant income received under the CARES Act in 2023;
•an increase in transaction costs, primarily as a result of expenses incurred in connection with our reorganization to an UPREIT structure in 2023; and
•an increase in depreciation, primarily as a result of: (i) development and redevelopment projects placed in service during 2022 and 2023 and (ii) 2022 acquisitions of real estate.
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
•loan loss reserves; and
•transaction costs.
AFFO increased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents, which is excluded from AFFO.
Segment Analysis
The following tables provide selected operating information for our Same-Store and total property portfolio for each of our reportable segments. For the three months ended March 31, 2023, our Same-Store consists of 408 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2022 and that remained in operations under a consistent reporting structure through March 31, 2023. Our total property portfolio consisted of 476 and 483 properties at March 31, 2023 and 2022, respectively. Included in our total property portfolio at each of March 31, 2023 and 2022 are 19 senior housing assets in our SWF SH JV.

Life Science

The following table summarizes results at and for the three months ended March 31, 2023 and 2022 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Three Months Ended March 31,			Three Months Ended March 31,
	2023	2022	Change	2023	2022	Change
Rental and related revenues	$164,370	$161,019	$3,351	$205,464	$194,055	$11,409
Healthpeak’s share of unconsolidated joint venture total revenues	1,836	2,021	(185)	2,165	1,431	734
Noncontrolling interests’ share of consolidated joint venture total revenues	(31)	(32)	1	(143)	(57)	(86)
Operating expenses	(47,295)	(39,627)	(7,668)	(57,566)	(48,189)	(9,377)
Healthpeak’s share of unconsolidated joint venture operating expenses	(869)	(561)	(308)	(1,182)	(483)	(699)
Noncontrolling interests’ share of consolidated joint venture operating expenses	10	10	—	40	19	21
Adjustments to NOI(2)	282	(11,531)	11,813	(832)	(14,112)	13,280
Adjusted NOI	$118,303	$111,299	$7,004	147,946	132,664	15,282
Less: non-SS Adjusted NOI				(29,643)	(21,365)	(8,278)
SS Adjusted NOI				$118,303	$111,299	$7,004
Adjusted NOI % change			6.3%
Property count(3)	120	120		147	149
End of period occupancy	98.2%	98.6%		98.4%	98.5%
Average occupancy	98.5%	98.3%		98.6%	98.2%
Average occupied square feet	9,115	9,091		10,455	10,737
Average annual total revenues per occupied square foot(4)	$74	$67		$80	$68
Average annual base rent per occupied square foot(5)	$55	$52		$60	$52
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
(3)From our first quarter 2022 presentation of Same-Store, we added: (i) five stabilized acquisitions, (ii) three stabilized facilities that previously experienced a significant tenant relocation, (iii) two stabilized redevelopments placed in service, and (iv) one stabilized development placed in service, and we removed: (i) nine facilities that were placed into redevelopment, (ii) two facilities that were sold, and (iii) one facility that experienced a significant tenant relocation.
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
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:
•increased NOI from developments and redevelopments placed in service in 2022 and 2023; partially offset by
•decreased NOI from our 2023 dispositions.

Medical Office

The following table summarizes results at and for the three months ended March 31, 2023 and 2022 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Three Months Ended March 31,			Three Months Ended March 31,
	2023	2022	Change	2023	2022	Change
Rental and related revenues	$167,900	$161,930	$5,970	$186,967	$176,095	$10,872
Income from direct financing leases	—	—	—	—	1,168	(1,168)
Healthpeak’s share of unconsolidated joint venture total revenues	722	709	13	745	732	13
Noncontrolling interests’ share of consolidated joint venture total revenues	(8,447)	(8,275)	(172)	(8,963)	(8,820)	(143)
Operating expenses	(56,493)	(53,500)	(2,993)	(64,398)	(61,170)	(3,228)
Healthpeak’s share of unconsolidated joint venture operating expenses	(306)	(299)	(7)	(305)	(299)	(6)
Noncontrolling interests’ share of consolidated joint venture operating expenses	2,428	2,421	7	2,595	2,602	(7)
Adjustments to NOI(2)	(3,072)	(3,902)	830	(3,821)	(3,546)	(275)
Adjusted NOI	$102,732	$99,084	$3,648	112,820	106,762	6,058
Less: non-SS Adjusted NOI				(10,088)	(7,678)	(2,410)
SS Adjusted NOI				$102,732	$99,084	$3,648
Adjusted NOI % change			3.7%
Property count(3)	273	273		295	300
End of period occupancy	91.3%	91.7%		89.8%	90.2%
Average occupancy	91.2%	91.7%		89.8%	90.3%
Average occupied square feet	20,228	20,297		21,550	21,751
Average annual total revenues per occupied square foot(4)	$34	$32		$35	$33
Average annual base rent per occupied square foot(5)	$27	$26		$28	$27
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
(3)From our first quarter 2022 presentation of Same-Store, we added: (i) 25 stabilized acquisitions and (ii) 2 stabilized redevelopments placed in service, and we removed: (i) 2 MOBs that were sold and (ii) 1 MOB that was placed into redevelopment.
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
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned increases to Same-Store and the following Non-Same-Store impacts:
•increased NOI from our 2022 acquisitions; and
•increased occupancy in former redevelopment and development properties that have been placed in service; partially offset by
•decreased NOI from our 2022 and 2023 dispositions.

Continuing Care Retirement Community

The following table summarizes results at and for the three months ended March 31, 2023 and 2022 (dollars in thousands, except per unit data):

	SS			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2023	2022	Change	2023	2022	Change
Resident fees and services	$127,084	$121,560	$5,524	$127,084	$121,560	$5,524
Government grant income(1)	—	—	—	137	6,552	(6,415)
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	—	—	333	(333)
Operating expenses	(100,678)	(97,398)	(3,280)	(101,124)	(97,888)	(3,236)
Adjustments to NOI(2)	50	—	50	50	—	50
Adjusted NOI	$26,456	$24,162	$2,294	26,147	30,557	(4,410)
Plus (less): non-SS adjustments				309	(6,395)	6,704
SS Adjusted NOI				$26,456	$24,162	$2,294
Adjusted NOI % change			9.5%
Property count(3)	15	15		15	15
Average occupancy(4)	83.1%	80.9%		83.1%	80.9%
Average occupied units(5)	5,908	5,939		5,908	5,939
Average annual rent per occupied unit	$86,042	$81,872		$86,135	$86,506
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
(3)From our first quarter 2022 presentation of Same-Store, no properties were added or removed.
(4)The Total Portfolio and Same-Store increase in average occupancy for the period is primarily due to a decrease in available units from decommissioned senior nursing facility beds.
(5)Represents average occupied units as reported by the operators for the three-month period.
Same-Store Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees; partially offset by
•higher costs of insurance, utilities, food, and real estate taxes.
Total Portfolio Adjusted NOI decreased primarily as a result of decreased government grant income received under the CARES Act, partially offset by the aforementioned increases to Same-Store.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Interest income	$6,163	$5,494	$669
Interest expense	47,963	37,586	10,377
Depreciation and amortization	179,225	177,733	1,492
General and administrative	24,547	23,831	716
Transaction costs	2,425	296	2,129
Impairments and loan loss reserves (recoveries), net	(2,213)	132	(2,345)
Gain (loss) on sales of real estate, net	81,578	3,856	77,722
Other income (expense), net	772	18,316	(17,544)
Income tax benefit (expense)	(302)	(777)	475
Equity income (loss) from unconsolidated joint ventures	1,816	2,084	(268)
Income (loss) from discontinued operations	—	317	(317)
Noncontrolling interests’ share in continuing operations	(15,555)	(3,730)	(11,825)
Interest income
Interest income increased for the three months ended March 31, 2023 primarily as a result of higher interest rates, partially offset by principal repayments on loans receivable in 2022 and 2023.
Interest expense
Interest expense increased for the three months ended March 31, 2023 primarily as a result of: (i) higher interest rates under the commercial paper program, (ii) borrowings under the Term Loan Facilities, which were drawn during the fourth quarter of 2022, and (iii) senior unsecured notes issued during the first quarter of 2023.
Depreciation and amortization expense
Depreciation and amortization expense increased for the three months ended March 31, 2023 primarily as a result of: (i) development and redevelopment projects placed in service during 2022 and 2023 and (ii) assets acquired during 2022. The increase in depreciation and amortization expense for the three months ended March 31, 2023 was partially offset by: (i) lower depreciation related to the deconsolidation of seven previously consolidated life science assets in South San Francisco, California and (ii) dispositions of real estate in 2022 and 2023.
Transaction costs
Transaction costs increased for the three months ended March 31, 2023 primarily as a result of expenses incurred in connection with our reorganization to an UPREIT structure in 2023.
Impairments and loan loss reserves (recoveries), net
Impairments and loan loss reserves (recoveries), net decreased for the three months ended March 31, 2023 as a result of a decrease in loan loss reserves under the current expected credit losses model. The decrease in loan loss reserves for the three months ended March 31, 2023 is primarily due to principal repayments on seller financing, partially offset by increased interest rates on variable rate loans.
Gain (loss) on sales of real estate, net
Gain (loss) on sales of real estate, net increased during the three months ended March 31, 2023 primarily as a result of: (i) the $60 million gain on sale of two life science facilities in Durham, North Carolina, which were sold in January 2023 and (ii) the $21 million gain on sales of two MOBs, which were sold in March 2023, partially offset by the $4 million gain on sale of one life science facility, which was sold during the three months ended March 31, 2022. Refer to Note 4 to the Consolidated Financial Statements for additional information regarding dispositions of real estate and the associated gain (loss) on sales recognized.

Other income (expense), net
Other income decreased for the three months ended March 31, 2023 primarily due to: (i) a gain on sale associated with the disposition of a hospital under a DFL in 2022 and (ii) a decrease in government grant income received under the CARES Act in 2023, partially offset by expenses incurred in 2022 for tenant relocation and other costs associated with the demolition of an MOB.
Noncontrolling interests’ share in continuing operations
Noncontrolling interests’ share in continuing operations increased for the three months ended March 31, 2023 primarily as a result of a gain on sale of an MOB in a consolidated joint venture that was sold in 2023.
Liquidity and Capital Resources
We anticipate that our cash flow from operations, available cash balances, and cash from our various financing activities will be adequate for the next 12 months and for the foreseeable future for purposes of: (i) funding recurring operating expenses; (ii) meeting debt service requirements; and (iii) satisfying funding of distributions to our stockholders and non-controlling interest members. During the three months ended March 31, 2023, distributions to common shareholders and noncontrolling interest holders exceeded cash flows from operations by approximately $14 million. Distributions are made using a combination of cash flows from operations, funds available under our bank line of credit (the “Revolving Facility”) and commercial paper program, proceeds from the sale of properties, and other sources of cash available to us.
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
•issuance of additional debt, including unsecured notes, term loans, and mortgage debt; and/or
•issuance of common or preferred stock or its equivalent, including sales of common stock under the ATM Program (as defined below).
Our ability to access the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. Our two senior unsecured delayed draw term loans with an aggregate principal amount of $500 million (the “Term Loan Facilities”) and our Revolving Facility accrue interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin that depends on the credit ratings of our senior unsecured long-term debt. We also pay a facility fee on the entire commitment under our Revolving Facility that depends upon our credit ratings. As of April 26, 2023, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global, and short-term credit ratings of P-2 from Moody’s and A-2 from S&P Global.
A downgrade in credit ratings by Moody’s and S&P Global may have a negative impact on the interest rates and facility fees for our Revolving Facility and Term Loan Facilities and may negatively impact the pricing of notes issued under our commercial paper program and senior unsecured notes. While a downgrade in our credit ratings would adversely impact our cost of borrowing, we believe we would continue to have access to the unsecured debt markets, and we could also seek to enter into one or more secured debt financings, issue additional securities, including under our ATM Program, or dispose of certain assets to fund future operating costs, capital expenditures, or acquisitions, although no assurances can be made in this regard. Refer to “Market Trends and Uncertainties” above for a more comprehensive discussion of the potential impact of Covid as well as economic and market conditions on our business.

Changes in Material Cash Requirements and Off-Balance Sheet Arrangements
Debt. Our material cash requirements related to debt decreased by $44 million to $6.5 billion at March 31, 2023, when compared to December 31, 2022, primarily as a result of repayments of notes under our commercial paper program, partially offset by the completion of a public offering in January 2023 of $400 million aggregate principal amount of 5.25% senior unsecured notes due in 2032. As of March 31, 2023, we had $5.1 billion of senior unsecured notes and $556 million outstanding under our commercial paper program. See Note 9 to the Consolidated Financial Statements for additional information about our debt commitments.
Development and redevelopment commitments. Our material cash requirements related to development and redevelopment projects and Company-owned tenant improvements decreased by $35 million, to $217 million at March 31, 2023, when compared to December 31, 2022, primarily as a result of construction spend on existing projects in the first quarter of 2023 thereby decreasing the remaining commitment.
Construction loan commitments. Due to the terms of our SHOP seller financing notes receivable, as of March 31, 2023, we are obligated to provide additional loans up to $40 million to fund senior housing redevelopment capital expenditure projects. There was no change in our material cash requirements to provide this additional funding from December 31, 2022 to March 31, 2023. See Note 6 to the Consolidated Financial Statements for additional information.
Redeemable noncontrolling interests. Our material cash requirements related to redeemable noncontrolling interests decreased by $20 million to $86 million at March 31, 2023, when compared to December 31, 2022. Certain of our noncontrolling interest holders have the ability to put their equity interests to us upon specified events or after the passage of a predetermined period of time. Each put option is subject to changes in redemption value in the event that the underlying property generates specified returns for us and meets certain promote thresholds pursuant to the respective agreements. As of March 31, 2023, one of the redeemable noncontrolling interests has met the conditions for redemption, but was not yet exercised. See Note 11 to the Consolidated Financial Statements for additional information.
Distribution and Dividend Requirements. There have been no changes to our distribution and dividend requirements during the three months ended March 31, 2023.
Off-Balance Sheet Arrangements. We own interests in certain unconsolidated joint ventures as described in Note 7 to the Consolidated Financial Statements. Two of these joint ventures have mortgage debt of $88 million, of which our share is $40 million. Except in limited circumstances, our risk of loss is limited to our investment in the joint ventures.
There have been no other material changes, outside of the ordinary course of business, during the three months ended March 31, 2023 to the material cash requirements or material off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 under “Material Cash Requirements” and “Off-Balance Sheet Arrangements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Cash Flow Summary
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Net cash provided by (used in) operating activities	$173,921	$194,183	$(20,262)
Net cash provided by (used in) investing activities	56,345	(245,962)	302,307
Net cash provided by (used in) financing activities	(239,875)	(18,511)	(221,364)
Operating Cash Flows
Our cash flows from operations are dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors. Operating cash flows decreased $20 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily as a result of: (i) timing of property tax payments, (ii) an increase in interest expense, and (iii) an increase in property operating expenses. The decrease in operating cash flows was partially offset by: (i) developments and redevelopments placed in service during 2022 and 2023, (ii) annual rent increases, (iii) higher nonrefundable entrance fee collections, and (iv) new leasing and renewal activity.

Investing Cash Flows
Our cash flows from investing activities are generally used to fund acquisitions, developments, and redevelopments of real estate assets, net of proceeds received from sales of real estate assets, sales of DFLs, and repayments on loans receivable. Our net cash provided by investing activities increased $302 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily as a result of the following: (i) an increase in proceeds from the sales of real estate assets, (ii) a reduction in acquisitions of real estate assets, and (iii) an increase in proceeds from principal repayments on loans receivable and marketable debt securities. The increase in cash provided by investing activities was partially offset by: (i) development and redevelopment of real estate assets and (ii) higher contributions to unconsolidated joint ventures to fund redevelopments of unconsolidated assets.
Financing Cash Flows
Our cash flows from financing activities are generally impacted by issuances of equity, borrowings and repayments under our bank line of credit and commercial paper program, senior unsecured notes, term loans, and mortgage debt, net of dividends paid to common shareholders. Our net cash used in financing activities increased $221 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily as a result of the following: (i) lower borrowings and higher repayments under the bank line of credit and commercial paper program and (ii) increased distributions to noncontrolling interests. The increase in net cash used in financing activities was partially offset by proceeds received from the senior unsecured notes issuance in January 2023.
Debt
In January 2023, we completed a public offering of $400 million aggregate principal amount of 5.25% senior unsecured notes due in 2032.
In February 2023, the Revolving Facility was amended to change the interest rate benchmark from LIBOR to SOFR.
Also in February 2023, the agreements associated with $142 million of variable rate mortgage debt were amended to change the interest rate benchmarks from LIBOR to SOFR, effective March 2023. Concurrently, the Company modified the related interest rate swap instruments to reflect the change in the interest rate benchmarks from LIBOR to SOFR.
See Note 9 to the Consolidated Financial Statements for additional information about our outstanding debt.
Approximately 91% and 77% of our consolidated debt was fixed rate debt as of March 31, 2023 and 2022, respectively. At March 31, 2023, our fixed rate debt and variable rate debt had weighted average interest rates of 3.59% and 5.55%, respectively. At March 31, 2022, our fixed rate debt and variable rate debt had weighted average interest rates of 3.40% and 1.13%, respectively. As of March 31, 2023, we had $142 million of variable rate mortgage debt and the $500 million Term Loan Facilities swapped to fixed through interest rate swap instruments. These interest rate swap instruments are designated as cash flow hedges. For purposes of classification of the amounts above, variable rate debt with a derivative financial instrument designated as a cash flow hedge is reported as fixed rate debt due to us having effectively established a fixed interest rate for the underlying debt instrument. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
Supplemental Guarantor Information
Healthpeak OP has issued the senior unsecured notes described in Note 9 to the Consolidated Financial Statements. The obligations of Healthpeak OP to pay principal, premiums, if any, and interest on such senior unsecured notes are guaranteed on a full and unconditional basis by the Company.
Subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the parent guarantee is “full and unconditional”, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and consolidated financial statements of the parent company have been filed. Accordingly, separate consolidated financial statements of Healthpeak OP have not been presented.
As permitted under Rule 13-01 of Regulation S-X, we have excluded the summarized financial information for the operating subsidiary because the Company and Healthpeak OP have no material assets, liabilities, or operations other than debt financing activities and their investments in non-guarantor subsidiaries, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.

Equity
At March 31, 2023, we had 547 million shares of common stock outstanding, equity totaled $7.1 billion, and our equity securities had a market value of $12.2 billion.
At-The-Market Program
In February 2023, in connection with the UPREIT reorganization, we terminated our previous at-the-market equity offering program and established a new at-the-market equity offering program (the “ATM Program”) that allows for the sale of shares of common stock having an aggregate gross sales price of up to $1.5 billion. In addition to the issuance and sale of shares of our common stock, we may also enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of our shares of common stock under our ATM Program.
During the three months ended March 31, 2023, we did not issue any shares of our common stock under any ATM Program.
At March 31, 2023, $1.5 billion of our common stock remained available for sale under the ATM Program. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any shares under our ATM Program.
See Note 11 to the Consolidated Financial Statements for additional information about our ATM Program.
Noncontrolling Interests
Healthpeak OP. Immediately following the Reorganization, Healthpeak Properties, Inc. was the initial sole member and 100% owner of Healthpeak OP. Subsequent to the Reorganization, certain of our employees (“OP Unitholders”) were issued noncontrolling, non-managing member units in Healthpeak OP (“OP Units”). As of March 31, 2023, Healthpeak Properties, Inc. owned 99.6% of Healthpeak OP, with the OP Unitholders owning the remaining 0.4%. When certain conditions are met, the OP Unitholders have the right to require redemption of part or all of their OP Units for cash or shares of our common stock, at our option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of our common stock or cash equal to the fair value of a share of common stock at the time of redemption. We classify the OP Units in permanent equity because we may elect, in our sole discretion, to issue shares of our common stock to OP Unitholders who choose to redeem their OP Units rather than using cash. None of the outstanding OP Units met the criteria for redemption as of March 31, 2023.
DownREITs. At March 31, 2023, non-managing members held an aggregate of five million units in seven limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At March 31, 2023, the outstanding DownREIT units were convertible into approximately seven million shares of our common stock.
Share Repurchase Program
On August 1, 2022, our Board of Directors approved the Share Repurchase Program under which we may acquire shares of our common stock in the open market up to an aggregate purchase price of $500 million. Purchases of common stock under the Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The Share Repurchase Program expires in August 2024 and may be suspended or terminated at any time without prior notice. During the year ended December 31, 2022, we repurchased 2.1 million shares of our common stock at a weighted average price of $27.16 per share for a total of $56 million. During the three months ended March 31, 2023, there were no repurchases under the Share Repurchase Program. Therefore, at March 31, 2023, $444 million of our common stock remained available for repurchase under the Share Repurchase Program.
Shelf Registration
In February 2023, the Company and Healthpeak OP jointly filed a prospectus with the SEC as part of a registration statement on Form S-3, using an automatic shelf registration process. This shelf registration statement expires on February 13, 2026 and at or prior to such time, we expect to file a new shelf registration statement. Under the “shelf” process, we may sell any combination of the securities described in the prospectus through one or more offerings. The securities described in the prospectus include future offerings of the Company’s common stock, preferred stock, depositary shares, warrants, debt securities, and guarantees of debt securities issued by Healthpeak OP, and Healthpeak OP’s debt securities and guarantees of debt securities issued by the Company.

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Nareit FFO, FFO as Adjusted, and AFFO (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income (loss) applicable to common shares	$117,698	$69,637
Real estate related depreciation and amortization	179,225	177,733
Healthpeak’s share of real estate related depreciation and amortization from unconsolidated joint ventures	5,993	5,135
Noncontrolling interests’ share of real estate related depreciation and amortization	(4,783)	(4,840)
Loss (gain) on sales of depreciable real estate, net	(81,578)	(3,785)
Healthpeak’s share of loss (gain) on sales of depreciable real estate, net, from unconsolidated joint ventures	—	(279)
Noncontrolling interests’ share of gain (loss) on sales of depreciable real estate, net	11,546	12
Taxes associated with real estate dispositions	—	(182)
Nareit FFO applicable to common shares	228,101	243,431
Distributions on dilutive convertible units and other	2,342	2,352
Diluted Nareit FFO applicable to common shares	$230,443	$245,783

Weighted average shares outstanding - diluted Nareit FFO	554,400	546,903

Impact of adjustments to Nareit FFO:
Transaction-related items	$2,364	$296
Other impairments (recoveries) and other losses (gains), net(1)	(1,272)	(8,909)
Casualty-related charges (recoveries), net(2)	348	—
Total adjustments	$1,440	$(8,613)

FFO as Adjusted applicable to common shares	$229,541	$234,818
Distributions on dilutive convertible units and other	2,340	2,368
Diluted FFO as Adjusted applicable to common shares	$231,881	$237,186

Weighted average shares outstanding - diluted FFO as Adjusted	554,400	546,903

FFO as Adjusted applicable to common shares	$229,541	$234,818
Stock-based compensation amortization expense	3,287	4,721
Amortization of deferred financing costs	2,821	2,689
Straight-line rents(3)	(747)	(11,158)
AFFO capital expenditures	(22,789)	(22,839)
Deferred income taxes	(261)	261
Amortization of above (below) market lease intangibles, net	(5,803)	(5,768)
Other AFFO adjustments	1,610	(691)
AFFO applicable to common shares	207,659	202,033
Distributions on dilutive convertible units and other	1,640	1,649
Diluted AFFO applicable to common shares	$209,299	$203,682

Weighted average shares outstanding - diluted AFFO	552,575	545,078
Refer to footnotes on the next page.

_______________________________________
(1)The three months ended March 31, 2022 includes the following, which are included in other income (expense), net in the Consolidated Statements of Operations: (i) a $23 million gain on sale of a hospital under a direct financing lease and (ii) $14 million of expenses incurred for tenant relocation and other costs associated with the demolition of an MOB. The three months ended March 31, 2023 and 2022 includes reserves for loan losses recognized in impairments and loan loss reserves (recoveries), net in the Consolidated Statements of Operations.
(2)Casualty-related charges (recoveries), net are recognized in other income (expense), net and equity income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations.
(3)The three months ended March 31, 2023 includes a $9 million write-off of straight-line rent receivable associated with Sorrento Therapeutics, Inc., which commenced voluntary reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. This write-off is reflected as a reduction of rental and related revenues in the Consolidated Statements of Operations.

Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of critical accounting estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A discussion of accounting estimates that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements. There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2023.
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
To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves of our derivative portfolio in order to determine the change in fair value. At March 31, 2023, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by approximately $22 million.
Interest Rate Risk. At March 31, 2023, our exposure to interest rate risk was primarily on our variable rate debt. At March 31, 2023, $142 million of our variable rate mortgage debt and our $500 million Term Loan Facilities were swapped to fixed through interest rate swap instruments. The interest rate swap instruments are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable rate debt to fixed interest rates. At March 31, 2023, both the fair value and carrying value of the interest rate swap instruments were $21 million.
Our remaining variable rate debt at March 31, 2023 was comprised of borrowings under our commercial paper program and certain of our mortgage debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. Interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2023, a one percentage point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $239 million and a one percentage point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $255 million. These changes would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point increase in the interest rates related to our variable rate debt, and assuming no other changes in the outstanding balance at March 31, 2023, our annual interest expense would increase by approximately $6 million. Lastly, assuming a one percentage point decrease in the interest rates related to our variable rate loans receivable, and assuming no other changes in the outstanding balance at March 31, 2023, our annual interest income would decrease by approximately $2 million.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.  Risk Factors
Except as described below, there are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Bank failures or other events affecting financial institutions could have a material adverse effect on our and our tenants’ liquidity, results of operations, and financial condition.
The failure of a bank, or events involving limited liquidity, defaults, non-performance, or other adverse conditions in the financial or credit markets impacting financial institutions, or concerns or rumors about such events, may adversely impact us, either directly or through an adverse impact on our tenants, operators, and borrowers. A bank failure or other event affecting financial institutions could lead to disruptions in our or our tenants’, operators’, and borrowers’ access to bank deposits or borrowing capacity, including access to letters of credit from certain of our tenants relating to lease obligations. In addition, our or our tenants’, operators’, and borrowers’ deposits in excess of the Federal Deposit Insurance Corporation (FDIC) limits may not be backstopped by the U.S. government, and banks or financial institutions with which we or our tenants, operators, and borrowers do business may be unable to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis. Any adverse effects to our tenants’, operators’, or borrowers’ liquidity or financial performance could affect their ability to meet their financial and other contractual obligations to us, which could have a material adverse effect our business, results of operations, and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)
None.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf during the three months ended March 31, 2023.

Period Covered	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
January 1-31, 2023	878	$26.85	—	$444,018,701
February 1-28, 2023	236,541	27.22	—	444,018,701
March 1-31, 2023	222	24.06	—	444,018,701
	237,641	$27.22	—	$444,018,701
_______________________________________
(1)Represents shares of our common stock withheld under our equity incentive plans to offset tax withholding obligations that occur upon vesting of restricted stock units. The value of the shares withheld is based on the closing price of our common stock on the last trading day prior to the date the relevant transaction occurred.
(2)On August 1, 2022, our Board of Directors approved the Share Repurchase Program under which we may acquire shares of our common stock in the open market up to an aggregate purchase price of $500 million. Purchases of common stock under the Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The Share Repurchase Program expires in August 2024 and may be suspended or terminated at any time without prior notice. During the year ended December 31, 2022, we repurchased 2.1 million shares of our common stock at a weighted average price of $27.16 per share. During the first quarter of 2023, there were no repurchases, therefore, at March 31, 2023, $444 million of our common stock remained available for repurchase under the Share Repurchase Program. Amounts do not include the shares of our common stock withheld under our equity incentive plans to offset tax withholding obligations as discussed in footnote 1.

Item 5.  Other Information
Adoption of Updates to the Executive Severance Plan and Executive Change in Control Severance Plan
On April 27, 2023, our Board of Directors amended the Healthpeak Properties, Inc. Executive Severance Plan (the “Executive Severance Plan”) and the Healthpeak Properties, Inc. Executive Change in Control Severance Plan (the “CIC Plan”).
The amendments to the Executive Severance Plan and CIC Plan included revising the methodology for calculating severance payments under the plans (including any prorated cash bonus payable under the CIC Plan for the year in which a participant’s termination of employment occurs) in the event of a participant’s qualifying termination of employment to clarify that the annual cash bonus portion of the cash severance formula will be based on the greater of (1) the participant’s target level bonus or (2) the average of the participant’s prior three years’ bonus payments from the Company. In the case of the Executive Severance Plan, a participant’s prorated cash bonus payment in the year of termination will continue to be based on actual performance for the quantitative portion, while the qualitative portion will be determined in the Compensation and Human Capital Committee’s discretion. The CIC Plan was also updated to remove the requirement that the Company execute a release of claims in favor of the participant in connection with a qualifying termination of employment, but a participant must still execute a release of claims in favor of the Company as a condition of any severance benefits under the plan. In addition, revisions were made to the “Good Reason” definition (as defined in the Executive Severance Plan and CIC Plan) and amendment provision of each plan.
The foregoing description of the updates to the Executive Severance Plan and CIC Plan is qualified in its entirety by reference to the Executive Severance Plan and CIC Plan, each as amended and restated April 27, 2023, copies of which are filed as Exhibits 10.15 and 10.16, respectively, to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

2.1+
Agreement and Plan of Merger, dated February 7, 2023, by and among Healthpeak Properties, Inc., New Healthpeak, Inc. and Healthpeak Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to Healthpeak’s Current Report on Form 8-K12B filed February 10, 2023).

3.1
Articles of Amendment and Restatement of Healthpeak Properties, Inc. (formerly New Healthpeak, Inc.) effective February 10, 2023 (incorporated herein by reference to Exhibit 3.1 to Healthpeak’s Current Report on Form 8-K12B filed February 10, 2023).

3.2
Articles of Amendment of Healthpeak Properties, Inc. (formerly New Healthpeak, Inc.) effective February 10, 2023 (incorporated herein by reference to Exhibit 3.2 to Healthpeak’s Current Report on Form 8-K12B filed February 10, 2023).

3.3
Amended and Restated Bylaws of Healthpeak Properties, Inc. (formerly New Healthpeak, Inc.), dated February 10, 2023 (incorporated herein by reference to Exhibit 3.4 to Healthpeak’s Current Report on Form 8-K12B filed February 10, 2023).

4.1
Thirteenth Supplemental Indenture, dated January 17, 2023, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Healthpeak’s Current Report on Form 8-K filed January 17, 2023).

4.2
Amended and Restated Indenture, dated as of February 10, 2023, among Healthpeak OP, LLC, as issuer, Healthpeak Properties, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.6 to Healthpeak’s Registration Statement on Form S-3ASR filed February 13, 2023).

4.3
Second Supplemental Indenture, dated as of February 10, 2023, between Healthpeak OP, LLC, as issuer, Healthpeak Properties, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Healthpeak’s Current Report on Form 8-K12B filed February 10, 2023).

4.4
Fourteenth Supplemental Indenture, dated as of February 10, 2023, between Healthpeak OP, LLC, as issuer, Healthpeak Properties, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Healthpeak’s Current Report on Form 8-K12B filed February 10, 2023).

10.1	Operating Agreement of Healthpeak OP, LLC, dated as of February 10, 2023 (incorporated herein by reference to Exhibit 10.1 to Healthpeak’s Current Report on Form 8-K12B filed February 10, 2023).

10.2
Consent and Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of February 10, 2023, by and among Healthpeak OP, LLC, Healthpeak Properties, Inc., the lenders listed therein and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to Healthpeak’s Current Report on Form 8-K12B filed February 10, 2023).

10.3
Consent and Amendment No. 1 to Term Loan Agreement, dated as of February 10, 2023, by and among Healthpeak OP, LLC, Healthpeak Properties, Inc., the lenders listed therein and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.3 to Healthpeak’s Current Report on Form 8-K12B filed February 10, 2023).

10.4
Omnibus Assignment, Assumption and Amendment, dated February 7, 2023 by and between Healthpeak Properties, Inc. and New Healthpeak, Inc. (incorporated herein by reference to Exhibit 10.4 to Healthpeak’s Current Report on Form 8-K12B filed February 10, 2023).

10.5
First Amendment to Amended and Restated Healthpeak Properties, Inc. 2014 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Healthpeak’s Current Report on Form 8-K12B filed February 10, 2023).

10.6
At-the-Market Equity Offering Sales Agreement, dated February 17, 2023, among Healthpeak Properties, Inc., Healthpeak OP, LLC, and the sales agents, forward sellers and forward purchasers referred to therein (incorporated herein by reference to Exhibit 1.1 to Healthpeak’s Current Report on Form 8-K filed February 17, 2023).

10.7*†	Form of 2014 Performance Incentive Plan NEO Retentive LTIP Unit Agreement (adopted 2023).

10.8*†	Form of 2014 Performance Incentive Plan NEO 3-Year Performance-Based LTIP Unit Agreement (adopted 2023).

10.9*†	Form of 2014 Performance Incentive Plan NEO Retentive LTIP Unit Agreement (adopted 2023, for converted 2021 and 2022 LTIP awards).

10.10*†	Form of 2014 Performance Incentive Plan NEO 3-Year Performance-Based LTIP Unit Agreement (adopted 2023, for converted 2021 and 2022 LTIP awards).

10.11*†	Form of 2014 Performance Incentive Plan NEO Retentive LTIP Unit Award Agreement (adopted 2023, for converted awards).

10.12*†	Form of 2014 Performance Incentive Plan Non-NEO LTIP Unit Award Agreement (adopted 2023, for converted awards).

10.13*†	Form of 2023 Performance Incentive Plan Non-NEO Restricted Stock Unit Award Agreement (adopted 2023).

10.14*†	Form of 2023 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Award Agreement (adopted 2023).

10.15*†	Executive Severance Plan (as amended and restated as of April 27, 2023).

10.16*†	Executive Change in Control Severance Plan (as amended and restated as of April 27, 2023).

22.1*	List of Issuers of Guaranteed Securities.

31.1*	Certification by Scott M. Brinker, Healthpeak’s Principal Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2*	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

32.1**	Certification by Scott M. Brinker, Healthpeak’s Principal Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2**	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________
+ Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2).
*       Filed herewith.
**     Furnished herewith.
† Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2023	Healthpeak Properties, Inc.

/s/ SCOTT M. BRINKER
Scott M. Brinker
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PETER A. SCOTT
Peter A. Scott
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)