Form 10-Q
period 2023-06-30
HEALTHPEAK PROPERTIES, INC.
filed 2023-07-28
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of July 26, 2023, there were 547,054,288 shares of the registrant’s $1.00 par value common stock outstanding.

HEALTHPEAK PROPERTIES, INC.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Real estate:
Buildings and improvements	$13,039,278	$12,784,078
Development costs and construction in progress	775,836	760,355
Land	2,661,963	2,667,188
Accumulated depreciation and amortization	(3,379,874)	(3,188,138)
Net real estate	13,097,203	13,023,483
Loans receivable, net of reserves of $8,366 and $8,280	214,030	374,832
Investments in and advances to unconsolidated joint ventures	731,956	706,677
Accounts receivable, net of allowance of $2,387 and $2,399	53,467	53,436
Cash and cash equivalents	103,780	72,032
Restricted cash	56,745	54,802
Intangible assets, net	364,453	418,061
Assets held for sale, net	8,282	49,866
Right-of-use asset, net	234,050	237,318
Other assets, net	739,574	780,722
Total assets	$15,603,540	$15,771,229

LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$329,000	$995,606
Term loans	496,382	495,957
Senior unsecured notes	5,399,504	4,659,451
Mortgage debt	343,766	346,599
Intangible liabilities, net	140,060	156,193
Liabilities related to assets held for sale, net	52	4,070
Lease liability	204,489	208,515
Accounts payable, accrued liabilities, and other liabilities	682,764	772,485
Deferred revenue	881,870	844,076
Total liabilities	8,477,887	8,482,952

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests	63,792	105,679

Common stock, $1.00 par value: 750,000,000 shares authorized; 547,052,994 and 546,641,973 shares issued and outstanding	547,053	546,642
Additional paid-in capital	10,384,982	10,349,614
Cumulative dividends in excess of earnings	(4,428,423)	(4,269,689)
Accumulated other comprehensive income (loss)	31,453	28,134
Total stockholders’ equity	6,535,065	6,654,701
Joint venture partners	316,247	327,721
Non-managing member unitholders	210,549	200,176
Total noncontrolling interests	526,796	527,897
Total equity	7,061,861	7,182,598
Total liabilities and equity	$15,603,540	$15,771,229
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Rental and related revenues	$409,967	$387,079	$802,398	$757,229
Resident fees and services	130,184	125,360	257,268	246,920
Interest income	5,279	5,493	11,442	10,987
Income from direct financing leases	—	—	—	1,168
Total revenues	545,430	517,932	1,071,108	1,016,304
Costs and expenses:
Interest expense	49,074	41,867	97,037	79,453
Depreciation and amortization	197,573	180,489	376,798	358,222
Operating	221,837	215,044	444,925	422,291
General and administrative	25,936	24,781	50,483	48,612
Transaction costs	637	612	3,062	908
Impairments and loan loss reserves (recoveries), net	2,607	139	394	271
Total costs and expenses	497,664	462,932	972,699	909,757
Other income (expense):
Gain (loss) on sales of real estate, net	4,885	10,340	86,463	14,196
Other income (expense), net	1,955	2,861	2,727	21,177
Total other income (expense), net	6,840	13,201	89,190	35,373
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	54,606	68,201	187,599	141,920
Income tax benefit (expense)	(1,136)	718	(1,438)	(59)
Equity income (loss) from unconsolidated joint ventures	2,729	382	4,545	2,466
Income (loss) from continuing operations	56,199	69,301	190,706	144,327
Income (loss) from discontinued operations	—	2,992	—	3,309
Net income (loss)	56,199	72,293	190,706	147,636
Noncontrolling interests’ share in continuing operations	(4,300)	(3,955)	(19,855)	(7,685)
Net income (loss) attributable to Healthpeak Properties, Inc.	51,899	68,338	170,851	139,951
Participating securities’ share in earnings	(149)	(281)	(1,402)	(2,258)
Net income (loss) applicable to common shares	$51,750	$68,057	$169,449	$137,693

Basic earnings (loss) per common share:
Continuing operations	$0.09	$0.12	$0.31	$0.25
Discontinued operations	—	0.01	—	0.01
Net income (loss) applicable to common shares	$0.09	$0.13	$0.31	$0.26
Diluted earnings (loss) per common share:
Continuing operations	$0.09	$0.12	$0.31	$0.25
Discontinued operations	—	0.01	—	0.01
Net income (loss) applicable to common shares	$0.09	$0.13	$0.31	$0.26
Weighted average shares outstanding:
Basic	547,026	539,558	546,936	539,456
Diluted	547,294	539,815	547,204	539,701
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$56,199	$72,293	$190,706	$147,636
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	12,668	1,629	3,191	1,629
Change in Supplemental Executive Retirement Plan obligation and other	64	100	128	200
Total other comprehensive income (loss)	12,732	1,729	3,319	1,829
Total comprehensive income (loss)	68,931	74,022	194,025	149,465
Total comprehensive (income) loss attributable to noncontrolling interests’ share in continuing operations	(4,300)	(3,955)	(19,855)	(7,685)
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$64,631	$70,067	$174,170	$141,780
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands, except per share data)
(Unaudited)
For the three months ended June 30, 2023:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
April 1, 2023	546,995	$546,995	$10,360,058	$(4,316,038)	$18,721	$6,609,736	$527,997	$7,137,733	$85,902
Net income (loss)	—	—	—	51,899	—	51,899	4,153	56,052	147
Other comprehensive income (loss)	—	—	—	—	12,732	12,732	—	12,732	—
Issuance of common stock, net	51	51	132	—	—	183	—	183	—
Conversion of DownREIT units to common stock	7	7	216	—	—	223	(223)	—	—
Repurchase of common stock	—	—	(7)	—	—	(7)	—	(7)	—
Stock-based compensation	—	—	2,256	—	—	2,256	3,138	5,394	—
Common dividends ($0.30 per share)	—	—	—	(164,284)	—	(164,284)	—	(164,284)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,269)	(8,269)	(54)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	124
Adjustments to redemption value of redeemable noncontrolling interests	—	—	22,327	—	—	22,327	—	22,327	(22,327)
June 30, 2023	547,053	$547,053	$10,384,982	$(4,428,423)	$31,453	$6,535,065	$526,796	$7,061,861	$63,792
For the three months ended June 30, 2022:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
April 1, 2022	539,524	$539,524	$10,084,687	$(4,212,941)	$(3,047)	$6,408,223	$539,499	$6,947,722	$97,890
Net income (loss)	—	—	—	68,338	—	68,338	3,942	72,280	13
Other comprehensive income (loss)	—	—	—	—	1,729	1,729	—	1,729	—
Issuance of common stock, net	65	65	262	—	—	327	—	327	—
Repurchase of common stock	(9)	(9)	(254)	—	—	(263)	—	(263)	—
Stock-based compensation	—	—	6,721	—	—	6,721	—	6,721	—
Common dividends ($0.30 per share)	—	—	—	(162,159)	—	(162,159)	—	(162,159)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,265)	(8,265)	(85)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	355
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(17,704)	—	—	(17,704)	—	(17,704)	17,704
June 30, 2022	539,580	$539,580	$10,073,712	$(4,306,762)	$(1,318)	$6,305,212	$535,176	$6,840,388	$115,877

For the six months ended June 30, 2023:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2023	546,642	$546,642	$10,349,614	$(4,269,689)	$28,134	$6,654,701	$527,897	$7,182,598	$105,679
Net income (loss)	—	—	—	170,851	—	170,851	19,542	190,393	313
Other comprehensive income (loss)	—	—	—	—	3,319	3,319	—	3,319	—
Issuance of common stock, net	642	642	(285)	—	—	357	—	357	—
Conversion of DownREIT units to common stock	7	7	216	—	—	223	(223)	—	—
Repurchase of common stock	(238)	(238)	(6,236)	—	—	(6,474)	—	(6,474)	—
Stock-based compensation	—	—	(621)	—	—	(621)	10,580	9,959	—
Common dividends ($0.60 per share)	—	—	—	(329,585)	—	(329,585)	—	(329,585)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(31,000)	(31,000)	(126)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	220
Adjustments to redemption value of redeemable noncontrolling interests	—	—	42,294	—	—	42,294	—	42,294	(42,294)
June 30, 2023	547,053	$547,053	$10,384,982	$(4,428,423)	$31,453	$6,535,065	$526,796	$7,061,861	$63,792
For the six months ended June 30, 2022:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2022	539,097	$539,097	$10,100,294	$(4,120,774)	$(3,147)	$6,515,470	$543,290	$7,058,760	$87,344
Net income (loss)	—	—	—	139,951	—	139,951	7,660	147,611	25
Other comprehensive income (loss)	—	—	—	—	1,829	1,829	—	1,829	—
Issuance of common stock, net	831	831	(175)	—	—	656	—	656	—
Repurchase of common stock	(348)	(348)	(11,267)	—	—	(11,615)	—	(11,615)	—
Stock-based compensation	—	—	12,865	—	—	12,865	—	12,865	—
Common dividends ($0.60 per share)	—	—	—	(325,939)	—	(325,939)	—	(325,939)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(15,774)	(15,774)	(85)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	588
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(28,005)	—	—	(28,005)	—	(28,005)	28,005
June 30, 2022	539,580	$539,580	$10,073,712	$(4,306,762)	$(1,318)	$6,305,212	$535,176	$6,840,388	$115,877
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$190,706	$147,636
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate, in-place lease, and other intangibles	376,798	358,222
Stock-based compensation amortization expense	7,532	10,021
Amortization of deferred financing costs	5,774	5,377
Straight-line rents	(5,431)	(23,872)
Amortization of nonrefundable entrance fees and above (below) market lease intangibles	(54,910)	(50,054)
Equity loss (income) from unconsolidated joint ventures	(4,545)	(2,530)
Distributions of earnings from unconsolidated joint ventures	352	476
Loss (gain) on sale of real estate under direct financing leases	—	(22,693)
Deferred income tax expense (benefit)	(901)	(1,038)
Impairments and loan loss reserves (recoveries), net	394	271
Loss (gain) on sales of real estate, net	(86,463)	(16,688)
Loss (gain) upon change of control, net	(234)	—
Casualty-related loss (recoveries), net	(266)	78
Other non-cash items	2,505	(1,187)
Changes in:
Decrease (increase) in accounts receivable and other assets, net	9,656	10,714
Increase (decrease) in accounts payable, accrued liabilities, and deferred revenue	30,770	34,935
Net cash provided by (used in) operating activities	471,737	449,668
Cash flows from investing activities:
Acquisitions of real estate	(15,770)	(159,206)
Development, redevelopment, and other major improvements of real estate	(394,141)	(366,404)
Leasing costs, tenant improvements, and recurring capital expenditures	(42,233)	(50,745)
Proceeds from sales of real estate, net	141,651	37,719
Investments in unconsolidated joint ventures	(28,214)	(1,971)
Distributions in excess of earnings from unconsolidated joint ventures	6,420	5,496
Proceeds from insurance recovery	14,265	—
Proceeds from sales/principal repayments on loans receivable, direct financing leases, and marketable debt securities	184,299	77,685
Investments in loans receivable and other	(4,946)	(3,710)
Net cash provided by (used in) investing activities	(138,669)	(461,136)
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	6,014,005	8,242,327
Repayments under bank line of credit and commercial paper	(6,680,611)	(7,959,733)
Issuances and borrowings of term loans, senior unsecured notes, and mortgage debt	743,778	—
Repayments and repurchases of term loans, senior unsecured notes, and mortgage debt	(2,619)	(2,507)
Payments for deferred financing costs	(7,322)	—
Issuance of common stock and exercise of options, net of offering costs	(298)	(7)
Repurchase of common stock	(6,474)	(11,615)
Dividends paid on common stock	(328,930)	(325,276)
Distributions to and purchase of noncontrolling interests	(31,126)	(15,859)
Contributions from and issuance of noncontrolling interests	220	588
Net cash provided by (used in) financing activities	(299,377)	(72,082)
Net increase (decrease) in cash, cash equivalents, and restricted cash	33,691	(83,550)
Cash, cash equivalents, and restricted cash, beginning of period	126,834	219,448
Cash, cash equivalents, and restricted cash, end of period	$160,525	$135,898
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  Business

Overview
Healthpeak Properties, Inc., a Standard & Poor’s 500 company, is a Maryland corporation that is organized to qualify as a real estate investment trust (“REIT”) that, together with its consolidated entities (collectively, “Healthpeak” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). Healthpeak® acquires, develops, owns, leases, and manages healthcare real estate. The Company’s diverse portfolio is comprised of investments in the following reportable healthcare segments: (i) lab; (ii) outpatient medical; and (iii) continuing care retirement community (“CCRC”).
During the second quarter of 2023, the Company changed the name of its “life science” and “medical office” segments to “lab” and “outpatient medical,” respectively. The segment name changes did not result in any changes to the composition of the Company’s segments, and therefore, had no impact on the Company’s historical results of segment operations.
The Company’s corporate headquarters are in Denver, Colorado, and it has additional offices in California, Tennessee, and Massachusetts.
On February 10, 2023, the Company completed its corporate reorganization (the “Reorganization”) into an umbrella partnership REIT (“UPREIT”). Substantially all of the Company’s business is conducted through Healthpeak OP, LLC (“Healthpeak OP”). The Company is the managing member of Healthpeak OP and does not have material assets or liabilities, other than through its investment in Healthpeak OP. For additional information on the UPREIT reorganization, see the Company’s Current Report on Form 8-K12B filed with the U.S. Securities and Exchange Commission (“SEC”) on February 10, 2023.
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
The consolidated financial statements include the accounts of Healthpeak Properties, Inc., its wholly-owned subsidiaries, joint ventures (“JVs”), and variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations, and cash flows have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC.
Government Grant Income
On March 27, 2020, the federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide financial aid to individuals, businesses, and state and local governments. During the three and six months ended June 30, 2023 and 2022, the Company received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the coronavirus pandemic. Grant income is recognized to the extent that qualifying expenses and lost revenues exceed grants received and the Company will comply with all conditions attached to the grant. As of June 30, 2023, the amount of qualifying expenditures and lost revenue exceeded grant income recognized and the Company believes it has complied and will continue to comply with all grant conditions. In the event of non-compliance, all such amounts received are subject to recapture.

The following table summarizes information related to government grant income received and recognized by the Company (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Government grant income recorded in other income (expense), net	$47	$209	$184	$6,762
Government grant income recorded in equity income (loss) from unconsolidated joint ventures	—	—	229	648
Government grant income recorded in income (loss) from discontinued operations	—	—	—	206
Total government grants received	$47	$209	$413	$7,616
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
Recent Accounting Pronouncements
Government Assistance. In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU 2021-10”), which increased the transparency of government assistance including the disclosure of the types of assistance, an entity’s accounting for assistance, and the effect of the assistance on an entity’s financial statements. The adoption of ASU 2021-10 on January 1, 2022 did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows, or disclosures.
Reference Rate Reform. From March 2020 to December 2022, the FASB issued a series of ASUs that provide optional expedients that may be elected through December 31, 2024 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The amendments in these ASUs were effective immediately upon issuance. During the first quarter of 2023, the Company amended certain of its variable rate mortgage debt and the related interest rate swap agreements to change the interest rate benchmark from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) and accordingly, the Company elected to apply certain practical expedients provided by these ASUs related to cash flow hedges. These expedients and the effects of reference rate reform have not had a material impact on the Company’s consolidated financial position, results of operations, cash flows, or disclosures.
NOTE 3.  Real Estate

2023 Real Estate Investment Acquisitions
60 Loomis Land Parcel
In January 2023, the Company acquired a lab land parcel in Cambridge, Massachusetts for $9 million.
Wylie Outpatient Medical Building
In April 2023, the Company acquired the remaining 80% interest in one of the outpatient medical buildings in the Ventures IV unconsolidated joint venture for $4 million (see Note 7). Subsequent to the acquisition, the Company began consolidating the building and recognized a gain upon change of control of $0.2 million, which is recorded in other income (expense), net.
2022 Real Estate Investment Acquisitions
67 Smith Place
In January 2022, the Company closed a lab acquisition in Cambridge, Massachusetts for $72 million.
Vista Sorrento Phase II
In January 2022, the Company closed a lab acquisition in San Diego, California for $24 million.

Webster Outpatient Medical Portfolio
In March 2022, the Company acquired a portfolio of two outpatient medical buildings in Houston, Texas for $43 million.
Northwest Medical Plaza
In May 2022, the Company acquired one outpatient medical building in Bentonville, Arkansas for $26 million.
Concord Avenue Land Parcels
In December 2022, the Company closed a lab acquisition in Cambridge, Massachusetts for $18 million.
Development Activities
The Company’s commitments, which are primarily related to development and redevelopment projects and Company-owned tenant improvements, decreased by $64 million, to $188 million at June 30, 2023, when compared to December 31, 2022, primarily as a result of construction spend on and completion of existing projects in the first half of 2023, thereby decreasing the remaining commitment.
NOTE 4.  Dispositions of Real Estate and Discontinued Operations

2023 Dispositions of Real Estate
In January 2023, the Company sold two lab buildings in Durham, North Carolina, which were classified as held for sale as of December 31, 2022, for $113 million, resulting in total gain on sales of $60 million. Additionally, in March 2023, the Company sold two outpatient medical buildings for $32 million, resulting in total gain on sales of $21 million.
2022 Dispositions of Real Estate
During the three months ended March 31, 2022, the Company sold one lab building in Salt Lake City, Utah for $14 million, resulting in a gain on sale of $4 million.
During the three months ended June 30, 2022, the Company sold three outpatient medical buildings and one outpatient medical land parcel for $27 million, resulting in total gain on sales of $10 million.
During the three months ended September 30, 2022, the Company sold two outpatient medical buildings for $9 million, resulting in total gain on sales of $1 million.
Held for Sale and Discontinued Operations
As of June 30, 2023, one outpatient medical building was classified as held for sale, with a carrying value of $8 million, primarily comprised of net real estate assets. As of June 30, 2023, liabilities related to the asset held for sale were de minimis. As of December 31, 2022, two lab buildings were classified as held for sale, with an aggregate carrying value of $50 million, primarily comprised of net real estate assets of $44 million. As of December 31, 2022, liabilities related to these assets held for sale were $4 million. These two lab buildings were sold in January 2023, as discussed above.
In 2020, the Company concluded that the dispositions of its senior housing triple-net and SHOP portfolios represented a strategic shift that had a major effect on its operations and financial results. Therefore, senior housing triple-net and SHOP assets are classified as discontinued operations in all periods presented herein.
At each of June 30, 2023 and December 31, 2022, the total assets and total liabilities classified as discontinued operations were zero.

The results of discontinued operations during the three and six months ended June 30, 2023 and 2022 are presented below (in thousands) and are included in the consolidated results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Resident fees and services	$—	$2,825	$—	$5,480
Total revenues	—	2,825	—	5,480
Costs and expenses:
Operating	—	2,442	—	5,116
Total costs and expenses	—	2,442	—	5,116
Other income (expense):
Gain (loss) on sales of real estate, net	—	2,563	—	2,492
Other income (expense), net	—	16	—	19
Total other income (expense), net	—	2,579	—	2,511
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	—	2,962	—	2,875
Income tax benefit (expense)	—	30	—	370
Equity income (loss) from unconsolidated joint ventures	—	—	—	64
Income (loss) from discontinued operations	$—	$2,992	$—	$3,309
Impairments of Real Estate
During the three and six months ended June 30, 2023 and 2022, the Company did not recognize any impairment charges.
Other Losses
During the six months ended June 30, 2022, the Company recognized $14 million of expenses within other income (expense), net on the Consolidated Statements of Operations for tenant relocation and other costs associated with the demolition of an outpatient medical building.
NOTE 5.  Leases

Lease Income
The following table summarizes the Company’s lease income, excluding discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed income from operating leases	$311,663	$296,729	$606,179	$584,020
Variable income from operating leases	98,304	90,350	196,219	173,209
Interest income from direct financing leases	—	—	—	1,168
Direct Financing Leases
2022 Direct Financing Lease Sale
During the first quarter of 2022, the Company sold its remaining hospital under a direct financing lease (“DFL”) for $68 million and recognized a gain on sale of $23 million, which is included in other income (expense), net. Therefore, at June 30, 2023 and December 31, 2022, the Company had no leases classified as a DFL.

Straight-Line Rents
For operating leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility of future minimum lease payments is probable. If the Company determines that collectibility of future minimum lease payments is not probable, the straight-line rent receivable balance is written off and recognized as a decrease in revenue in that period and future revenue recognition is limited to amounts contractually owed and paid. The Company does not resume recognition of income on a straight-line basis unless it determines that collectibility of future payments related to these leases is probable. For the Company’s portfolio of operating leases that are deemed probable of collection but exhibit a certain level of collectibility risk, the Company may also recognize an incremental allowance as a reduction to revenue.
During the first quarter of 2023, the Company wrote off $9 million of straight-line rent receivable associated with four in-place operating leases with Sorrento Therapeutics, Inc. (“Sorrento”), which commenced voluntary reorganization proceedings (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code during the period. This write-off was recognized as a reduction in rental and related revenues on the Consolidated Statements of Operations. Subsequent to the write-off, revenue related to this tenant is recognized on a cash basis. Sorrento also had a single development lease with the Company, but had not taken occupancy at the time of the Filing. During the second quarter of 2023, the U.S. Bankruptcy Court approved Sorrento’s rejection of the development lease, resulting in termination of the lease. The Company filed a proof of claim for related damages, $2 million of which was received by the Company by drawing on Sorrento’s letter of credit during the three months ended June 30, 2023. These cash proceeds of $2 million were recognized as lease termination fee income, which is included in rental and related revenues on the Consolidated Statements of Operations. Given the nature of bankruptcy proceedings, the probability, timing, or amount of the additional proceeds, if any, that the Company may ultimately receive in connection with the claim is uncertain. Accordingly, the Company has not recorded any estimated recoveries associated with this claim as of June 30, 2023.
NOTE 6.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	June 30, 2023	December 31, 2022
Secured loans(1)	$188,319	$350,837
CCRC resident loans	35,034	33,083
Unamortized discounts, fees, and costs	(957)	(808)
Reserve for loan losses	(8,366)	(8,280)
Loans receivable, net	$214,030	$374,832
_______________________________________
(1)At each of June 30, 2023 and December 31, 2022, the Company had $40 million remaining of commitments to fund additional loans for senior housing redevelopment and capital expenditure projects.
Sunrise Senior Housing Portfolio Seller Financing
In conjunction with the sale of 32 SHOP facilities for $664 million in January 2021, the Company provided the buyer with initial financing of $410 million. The remainder of the sales price was received in cash at the time of sale. Additionally, the Company agreed to provide up to $92 million of additional financing for capital expenditures (up to 65% of the estimated cost of capital expenditures). The initial and additional financing is secured by the buyer’s equity ownership in each property. In June 2023, the interest rate on this secured loan was converted from a variable rate based on LIBOR to a variable rate based on Term SOFR (plus a 10 basis point adjustment related to SOFR transition).
In June 2021, February 2022, July 2022, and December 2022, the Company received principal repayments of $246 million, $8 million, $27 million, and $10 million, respectively, in conjunction with the disposition of the underlying collateral. In connection with these principal repayments, the additional financing available was reduced to $40 million, of which $0.4 million had been funded as of June 30, 2023. At each of June 30, 2023 and December 31, 2022, this secured loan had an outstanding principal balance of $120 million.

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
In May 2023, the interest rate on one secured loan with an outstanding balance of $21 million was converted from a variable rate based on LIBOR to a variable rate based on Term SOFR (plus a 10 basis point adjustment related to SOFR transition).
Also in May 2023, the Company received full repayment of two outstanding secured loans with an aggregate balance of $12 million.
2022 Other Loans Receivable Transactions
In May 2022, the Company received full repayment of the outstanding balance of a $2 million secured loan.
In November 2022, the Company received full repayment of the outstanding balance of a $1 million mezzanine loan.
In December 2022, the Company extended the maturity dates of four secured loans with an aggregate outstanding balance of $61 million, originally scheduled to mature in December 2022, by one year to December 2023. In connection with the extensions, the interest rates on the loans were increased to a variable rate based on Term SOFR (plus an 11 basis point adjustment related to SOFR transition) with a floor of 8.5% for the first six months of the extended term, increasing to a floor of 10.5% for the last six months of the extended term. All four of these secured loans were repaid during 2023 as discussed above.
CCRC Resident Loans
For certain residents that qualify, CCRCs may offer to lend residents the necessary funds to satisfy the entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. The loans are due upon sale of the resident’s previous home. At June 30, 2023 and December 31, 2022, the Company held $35 million and $33 million, respectively, of such notes receivable.
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

The following table summarizes, by year of origination, the Company’s internal ratings for loans receivable, net of unamortized discounts, fees, and reserves for loan losses, as of June 30, 2023 (in thousands):

Investment Type	Year of Origination						Total
	2023	2022	2021	2020	2019	Prior
Secured loans
Risk rating:
Performing loans	$—	$—	$162,813	$16,183	$—	$—	$178,996
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total secured loans	$—	$—	$162,813	$16,183	$—	$—	$178,996
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
CCRC resident loans
Risk rating:
Performing loans	$26,348	$8,686	$—	$—	$—	$—	$35,034
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total CCRC resident loans	$26,348	$8,686	$—	$—	$—	$—	$35,034
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
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
The following table summarizes the Company’s reserve for loan losses (in thousands):

	June 30, 2023			December 31, 2022
	Secured Loans	Other(1)	Total	Secured Loans	Other(1)	Total
Reserve for loan losses, beginning of period	$8,280	$—	$8,280	$1,804	$9	$1,813
Provision for expected loan losses	2,882	—	2,882	6,527	7	6,534
Expected loan losses (recoveries) related to loans sold or repaid	(2,796)	—	(2,796)	(51)	(16)	(67)
Reserve for loan losses, end of period	$8,366	$—	$8,366	$8,280	$—	$8,280
_______________________________________
(1)Includes CCRC resident loans and other loan activity.

Additionally, at June 30, 2023 and December 31, 2022, a liability of $1.1 million and $0.8 million, respectively, related to expected credit losses for unfunded loan commitments was included in accounts payable, accrued liabilities, and other liabilities.
The change in the reserve for expected loan losses during the six months ended June 30, 2023 is primarily due to macroeconomic conditions and increased interest rates on variable rate loans, partially offset by principal repayments on seller financing.
NOTE 7.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

				Carrying Amount
				June 30,	December 31,
Entity(1)	Segment	Property Count(2)	Ownership %(2)	2023	2022
SWF SH JV	Other	19	54	$341,894	$345,978
South San Francisco JVs(3)	Lab	7	70	337,450	309,969
Lab JV	Lab	1	49	28,863	26,601
Needham Land Parcel JV(4)	Lab	—	38	15,697	15,391
Outpatient Medical JVs(5)	Outpatient medical	2	20 - 67	8,052	8,738
				$731,956	$706,677
_______________________________________
(1)These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)Property counts and ownership percentages are as of June 30, 2023.
(3)In August 2022, the Company sold a 30% interest in seven lab buildings in South San Francisco, California to a sovereign wealth fund. This transaction resulted in the recognition of seven unconsolidated lab joint ventures in which the Company holds a 70% ownership percentage in each joint venture. These joint ventures have been aggregated herein due to similarity of the investments and operations.
(4)Land held for development is excluded from the property count as of June 30, 2023.
(5)Includes two unconsolidated outpatient medical joint ventures in which the Company holds an ownership percentage as follows: (i) Ventures IV (20%) and (ii) Suburban Properties, LLC (67%). As of December 31, 2022, these joint ventures held a total of three properties. In April 2023, the Company acquired the remaining 80% interest in one of the two properties in the Ventures IV unconsolidated joint venture for $4 million (see Note 3). These joint ventures have been aggregated herein due to similarity of the investments and operations.
NOTE 8.  Intangibles

Intangible assets primarily consist of lease-up intangibles and above market lease intangibles. The following table summarizes the Company’s intangible lease assets (dollars in thousands):

Intangible lease assets	June 30, 2023	December 31, 2022(1)
Gross intangible lease assets	$758,282	$770,285
Accumulated depreciation and amortization	(393,829)	(352,224)
Intangible assets, net	$364,453	$418,061

Weighted average remaining amortization period in years	5	5
_______________________________________
(1)Excludes intangible assets reported in assets held for sale of $2 million.
Intangible liabilities consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (dollars in thousands):

Intangible lease liabilities	June 30, 2023	December 31, 2022
Gross intangible lease liabilities	$231,659	$237,464
Accumulated depreciation and amortization	(91,599)	(81,271)
Intangible liabilities, net	$140,060	$156,193

Weighted average remaining amortization period in years	7	7

During the six months ended June 30, 2023, in conjunction with the Company’s acquisition of real estate, the Company acquired $0.5 million of intangible assets with a weighted average amortization period at acquisition of 5 years.
During the year ended December 31, 2022, in conjunction with the Company’s acquisitions of real estate, the Company acquired intangible assets of $7 million and intangible liabilities of $6 million. The intangible assets and liabilities acquired had a weighted average amortization period at acquisition of 7 years and 11 years, respectively.
NOTE 9.  Debt

Subsequent to the Reorganization, Healthpeak OP, the Company’s consolidated operating subsidiary, is the borrower under, and the Company is the guarantor of, all of the unsecured debt discussed below, which includes the Revolving Facility, Term Loan Facilities, Commercial Paper Program (each as defined below), and senior unsecured notes. The Company’s guarantee of the senior unsecured notes is full and unconditional and applicable to existing and future senior unsecured notes.
Bank Line of Credit and Term Loans
On May 23, 2019, the Company executed a $2.5 billion unsecured revolving line of credit facility, with a maturity date of May 23, 2023 and two six-month extension options, subject to certain customary conditions. In September 2021, the Company executed an amended and restated unsecured revolving line of credit (the “Revolving Facility”) to increase total revolving commitments from $2.5 billion to $3.0 billion and extend the maturity date to January 20, 2026. This maturity date may be further extended pursuant to two six-month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at the applicable interest rate benchmark plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. On February 10, 2023, the Company executed an amendment to the Revolving Facility to convert the interest rate benchmark from LIBOR to SOFR. The Company also pays a facility fee on the entire revolving commitment that depends on its credit ratings. Additionally, the Revolving Facility includes a sustainability-linked pricing component whereby the applicable margin may be reduced by up to 0.025% based on the Company’s achievement of specified sustainability-linked metrics, subject to certain conditions. Based on the Company’s credit ratings at June 30, 2023, and inclusive of achievement of a sustainability-linked metric, the margin on the Revolving Facility was 0.85% and the facility fee was 0.15%. The Revolving Facility includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. At each of June 30, 2023 and December 31, 2022, the Company had no balance outstanding under the Revolving Facility.
On August 22, 2022, the Company executed a term loan agreement (the “Term Loan Agreement”) that provided for two senior unsecured delayed draw term loans in an aggregate principal amount of up to $500 million (the “Term Loan Facilities”). The Term Loan Facilities were available to be drawn from time to time during a 180-day period after closing, subject to customary borrowing conditions, and the Company drew the entirety of the $500 million under the Term Loan Facilities in October 2022. $250 million of the Term Loan Facilities has an initial stated maturity of 4.5 years, which may be extended for a one-year period subject to certain customary conditions. The other $250 million of the Term Loan Facilities has a stated maturity of 5 years with no option to extend. At each of June 30, 2023 and December 31, 2022, the Company had $500 million outstanding under the Term Loan Facilities.
Loans outstanding under the Term Loan Facilities accrue interest at Term SOFR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. The Term Loan Agreement also includes a sustainability-linked pricing component whereby the applicable margin under the Term Loan Facilities may be reduced by 0.01% based on the Company’s achievement of specified sustainability-linked metrics. Based on the Company’s credit ratings as of June 30, 2023, and inclusive of achievement of a sustainability-linked metric, the margin on the Term Loan Facilities was 0.94%. The Term Loan Agreement includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to an additional $500 million, subject to securing additional commitments.
In August 2022, the Company entered into two forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 17). The Term Loan Facilities associated with these interest rate swap instruments are reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on the Company’s credit ratings as of June 30, 2023, the Term Loan Facilities had a blended fixed effective interest rate of 3.76%, inclusive of the impact of these interest rate swap instruments and amortization of the related debt issuance costs.
The Revolving Facility and Term Loan Facilities are subject to certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the applicable agreement: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.7 billion. The Company believes it was in compliance with each of these covenants at June 30, 2023.

Commercial Paper Program
In September 2019, the Company established an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, short-term unsecured notes with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time. At each of June 30, 2023 and December 31, 2022, the maximum aggregate face or principal amount that can be outstanding at any one time was $2.0 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company uses its Revolving Facility as a liquidity backstop for the repayment of short-term unsecured notes issued under the Commercial Paper Program. At June 30, 2023, the Company had $329 million of notes outstanding under the Commercial Paper Program, with original maturities of approximately 21 days and a weighted average interest rate of 5.45%. At December 31, 2022, the Company had $996 million of notes outstanding under the Commercial Paper Program, with original maturities of approximately two months and a weighted average interest rate of 4.90%.
Senior Unsecured Notes
At June 30, 2023 and December 31, 2022, the Company had senior unsecured notes outstanding with an aggregate principal balance of $5.5 billion and $4.7 billion, respectively. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions, and other customary terms. The Company believes it was in compliance with these covenants at June 30, 2023.
The following table summarizes the Company’s senior unsecured notes issuances during the six months ended June 30, 2023 (dollars in thousands):

Issue Date	Amount	Coupon Rate	Maturity Year
January 17, 2023	$400,000	5.25%	2032
May 10, 2023(1)	350,000	5.25%	2032
_______________________________________
(1)In May 2023, the Company issued $350 million of 5.25% senior unsecured notes due 2032, which constituted an additional issuance of, and are treated as a single series with, the $400 million of senior unsecured notes due 2032 issued in January 2023.
During the three and six months ended June 30, 2023, there were no repurchases or redemptions of senior unsecured notes.
During the year ended December 31, 2022, there were no issuances, repurchases, or redemptions of senior unsecured notes.
Mortgage Debt
At June 30, 2023 and December 31, 2022, the Company had $343 million and $345 million, respectively, in aggregate principal of mortgage debt outstanding, which was secured by 15 outpatient medical buildings and 3 CCRCs, with an aggregate carrying value of $778 million and $793 million, respectively.
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
During each of the three months ended June 30, 2023 and 2022, the Company made aggregate principal repayments of mortgage debt of $1 million. During each of the six months ended June 30, 2023 and 2022, the Company made aggregate principal repayments of mortgage debt of $3 million.
The Company has $142 million of mortgage debt secured by a portfolio of 13 outpatient medical buildings that matures in May 2026. In April 2022, the Company terminated its existing interest rate cap instruments associated with this variable rate mortgage debt and entered into two interest rate swap instruments that are designated as cash flow hedges and mature in May 2026. In February 2023, the agreements associated with this variable rate mortgage debt were amended to change the interest rate benchmarks from LIBOR to SOFR, effective March 2023. Concurrently, the Company modified the related interest rate swap instruments to reflect the change in the interest rate benchmarks from LIBOR to SOFR (see Note 17). The variable rate mortgage debt associated with these interest rate swap instruments is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at June 30, 2023 (dollars in thousands):

				Senior Unsecured Notes(2)		Mortgage Debt(3)
Year	Bank Line of Credit	Commercial Paper(1)	Term Loans	Amount	Interest Rate	Amount	Interest Rate	Total
2023	$—	$—	$—	$—	—%	$87,471	3.80%	$87,471
2024	—	—	—	—	—%	7,024	6.61%	7,024
2025	—	—	—	800,000	3.92%	3,209	3.82%	803,209
2026	—	329,000	—	650,000	3.40%	244,523	4.44%	1,223,523
2027	—	—	500,000	450,000	1.54%	366	5.91%	950,366
Thereafter	—	—	—	3,550,000	3.92%	—	—%	3,550,000
	—	329,000	500,000	5,450,000		342,593		6,621,593
Premiums, (discounts), and debt issuance costs, net	—	—	(3,618)	(50,496)		1,173		(52,941)
	$—	$329,000	$496,382	$5,399,504		$343,766		$6,568,652
_______________________________________
(1)Commercial Paper Program borrowings are backstopped by the Revolving Facility. As such, the Company calculates the weighted average remaining term of its Commercial Paper Program borrowings using the maturity date of the Revolving Facility.
(2)Effective interest rates on the senior unsecured notes range from 1.54% to 6.87% with a weighted average effective interest rate of 3.66% and a weighted average maturity of 6 years.
(3)Effective interest rates on the mortgage debt range from 3.44% to 8.76% with a weighted average effective interest rate of 4.31% and a weighted average maturity of 2 years. These interest rates include the impact of designated interest rate swap instruments, which effectively fix the interest rate on certain variable rate debt.
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
Additionally, the Company owns a 49% interest in the Lab JV (see Note 7). If the property in the joint venture is sold in a taxable transaction, the Company is generally obligated to indemnify its joint venture partner for its federal and state income taxes associated with the gain that existed at the time of the contribution to the joint venture.

NOTE 11.  Equity and Redeemable Noncontrolling Interests

Dividends
On July 27, 2023, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.30 per share. The common stock cash dividend will be paid on August 18, 2023 to stockholders of record as of the close of business on August 7, 2023.
During each of the three months ended June 30, 2023 and 2022, the Company declared and paid common stock cash dividends of $0.30 per share. During each of the six months ended June 30, 2023 and 2022, the Company declared and paid common stock cash dividends of $0.60 per share.
At-The-Market Equity Offering Program
In February 2023, in connection with the Reorganization, the Company terminated the previous at-the-market equity offering program (as amended from time to time, the “2020 ATM Program”) and established a new at-the-market equity offering program (the “2023 ATM Program” and, together with the 2020 ATM Program, the “ATM Programs”). The ATM Programs allow for the sale of shares of common stock having an aggregate gross sales price of up to $1.5 billion (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement (each, an “ATM forward contract”). The use of ATM forward contracts allows the Company to lock in a share price on the sale of shares at the time the ATM forward contract becomes effective, but defer receiving the proceeds from the sale of shares until a later date.
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
At June 30, 2023, $1.5 billion of the Company’s common stock remained available for sale under the 2023 ATM Program.
ATM Forward Contracts
During the year ended December 31, 2021, the Company utilized the forward provisions under the 2020 ATM Program to allow for the sale of an aggregate of 9.1 million shares of its common stock at an initial weighted average net price of $35.25 per share, after commissions. The Company did not enter into any forward contracts under the 2020 ATM Program during the year ended December 31, 2022. In December 2022, the Company settled all 9.1 million shares previously outstanding under ATM forward contracts at a weighted average net price of $34.01 per share, after commissions, resulting in net proceeds of $308 million. During the three and six months ended June 30, 2023, the Company did not utilize the forward provisions under the ATM Programs.
ATM Direct Issuances
During each of the three and six months ended June 30, 2023 and June 30, 2022, there were no direct issuances of shares of common stock under the ATM Programs.
Share Repurchase Program
On August 1, 2022, the Company’s Board of Directors approved a share repurchase program under which the Company may acquire shares of its common stock in the open market up to an aggregate purchase price of $500 million (the “Share Repurchase Program”). Purchases of common stock under the Share Repurchase Program may be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The Share Repurchase Program expires in August 2024 and may be suspended or terminated at any time without prior notice. Under Maryland General Corporation Law, outstanding shares of common stock acquired by a corporation become authorized but unissued shares, which may be re-issued. In August 2022, the Company repurchased 2.1 million shares of its common stock at a weighted average price of $27.16 per share for a total of $56 million. During the three and six months ended June 30, 2023, there were no repurchases under the Share Repurchase Program. Therefore, at June 30, 2023, $444 million of the Company’s common stock remained available for repurchase under the Share Repurchase Program.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	June 30, 2023	December 31, 2022
Unrealized gains (losses) on derivatives, net	$33,336	$30,145
Supplemental Executive Retirement Plan minimum liability	(1,883)	(2,011)
Total accumulated other comprehensive income (loss)	$31,453	$28,134
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
During the year ended December 31, 2022, one of the redeemable noncontrolling interests met the conditions for redemption, but was not yet exercised as of June 30, 2023. The three remaining redeemable noncontrolling interests had not yet met the conditions for redemption as of June 30, 2023. Two of the interests will become redeemable following the passage of a predetermined amount of time. The third interest will become redeemable at the earlier of a predetermined passage of time or stabilization of the underlying development property. The Company expects the redemption conditions for all three interests to be met in 2023 and 2024. The values of the redeemable noncontrolling interests are subject to change based on the assessment of redemption value at each redemption date.
Healthpeak OP
Immediately following the Reorganization, Healthpeak Properties, Inc. was the initial sole member and 100% owner of Healthpeak OP. Subsequent to the Reorganization, certain employees of the Company (“OP Unitholders”) were issued approximately 2 million noncontrolling, non-managing member units in Healthpeak OP (“OP Units”). When certain conditions are met, the OP Unitholders have the right to require redemption of part or all of their OP Units for cash or shares of the Company’s common stock, at the Company’s option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of the Company’s common stock or cash equal to the fair value of a share of common stock at the time of redemption. The Company classifies the OP Units in permanent equity because it may elect, in its sole discretion, to issue shares of its common stock to OP Unitholders who choose to redeem their OP Units rather than using cash. None of the outstanding OP Units met the criteria for redemption as of June 30, 2023.
DownREITs
The non-managing member units of the Company’s DownREITs are exchangeable for an amount of cash approximating the then-current market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company’s common stock, the carrying amount of the DownREIT units is reclassified to stockholders’ equity. At June 30, 2023, there were five million DownREIT units (seven million shares of Healthpeak common stock are issuable upon conversion) outstanding in seven DownREIT LLCs, for all of which the Company acts as the managing member. At June 30, 2023, the carrying and market values of the five million DownREIT units were $200 million and $146 million, respectively. At December 31, 2022, the carrying and market values of the five million DownREIT units were $200 million and $183 million, respectively.

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
Refer to Note 11 for a discussion of the sale of shares under and settlement of forward sales agreements during the periods presented. The Company considered the potential dilution resulting from forward agreements under its ATM Programs to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to calculate the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. The aggregate effect on the Company’s diluted weighted-average common shares for each of the three and six months ended June 30, 2023 and 2022 was zero weighted-average incremental shares from forward equity sales agreements.
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Income (loss) from continuing operations	$56,199	$69,301	$190,706	$144,327
Noncontrolling interests' share in continuing operations	(4,300)	(3,955)	(19,855)	(7,685)
Income (loss) from continuing operations attributable to Healthpeak Properties, Inc.	51,899	65,346	170,851	136,642
Less: Participating securities' share in continuing operations	(149)	(281)	(1,402)	(2,258)
Income (loss) from continuing operations applicable to common shares	51,750	65,065	169,449	134,384
Income (loss) from discontinued operations	—	2,992	—	3,309
Net income (loss) applicable to common shares - basic and diluted	$51,750	$68,057	$169,449	$137,693
Denominator
Basic weighted average shares outstanding	547,026	539,558	546,936	539,456
Dilutive potential common shares - equity awards(1)	268	257	268	245
Diluted weighted average common shares	547,294	539,815	547,204	539,701
Basic earnings (loss) per common share
Continuing operations	$0.09	$0.12	$0.31	$0.25
Discontinued operations	—	0.01	—	0.01
Net income (loss) applicable to common shares	$0.09	$0.13	$0.31	$0.26
Diluted earnings (loss) per common share
Continuing operations	$0.09	$0.12	$0.31	$0.25
Discontinued operations	—	0.01	—	0.01
Net income (loss) applicable to common shares	$0.09	$0.13	$0.31	$0.26
_______________________________________
(1)For all periods presented, represents the dilutive impact of 1 million outstanding equity awards (restricted stock units and stock options).
For the three and six months ended June 30, 2023, forward equity sales agreements had no dilutive impact as no shares were outstanding under ATM forward contracts during the period. For the three and six months ended June 30, 2022, the 9.1 million shares under forward equity sales agreements that had not been settled during the three and six months then ended were anti-dilutive.
For the three and six months ended June 30, 2023 and 2022, all 7 million shares issuable upon conversion of DownREIT units were not included because they were anti-dilutive.

NOTE 13.  Segment Disclosures

The Company’s reportable segments, based on how its chief operating decision maker (“CODM”) evaluates the business and allocates resources, are as follows: (i) lab, (ii) outpatient medical, and (iii) CCRC. The Company has non-reportable segments that are comprised primarily of the Company’s interests in an unconsolidated JV that owns 19 senior housing assets (the “SWF SH JV”), loans receivable, and marketable debt securities. These non-reportable segments have been presented on an aggregate basis within the Notes to the Consolidated Financial Statements herein. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC, as updated by Note 2 herein.
During the second quarter of 2023, the Company changed the name of its “life science” and “medical office” segments to “lab” and “outpatient medical,” respectively. The segment name changes did not result in any changes to the composition of the Company’s segments or information reviewed by its CODM, and therefore, had no impact on the Company’s historical results of segment operations.
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

The following tables summarize information for the reportable segments (in thousands):
For the three months ended June 30, 2023:

	Lab	Outpatient Medical	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$223,306	$186,661	$130,184	$5,279	$—	$545,430
Government grant income(1)	—	—	47	—	—	47
Less: Interest income	—	—	—	(5,279)	—	(5,279)
Healthpeak’s share of unconsolidated joint venture total revenues	1,928	754	—	20,261	—	22,943
Noncontrolling interests’ share of consolidated joint venture total revenues	(151)	(8,665)	—	—	—	(8,816)
Operating expenses	(54,832)	(65,350)	(101,655)	—	—	(221,837)
Healthpeak’s share of unconsolidated joint venture operating expenses	(848)	(288)	—	(14,618)	—	(15,754)
Noncontrolling interests’ share of consolidated joint venture operating expenses	35	2,409	—	—	—	2,444
Adjustments to NOI(2)	(14,943)	(4,008)	(728)	(9)	—	(19,688)
Adjusted NOI	154,495	111,513	27,848	5,634	—	299,490
Plus: Adjustments to NOI(2)	14,943	4,008	728	9	—	19,688
Interest income	—	—	—	5,279	—	5,279
Interest expense	—	(1,924)	(1,823)	—	(45,327)	(49,074)
Depreciation and amortization	(93,235)	(71,722)	(32,616)	—	—	(197,573)
General and administrative	—	—	—	—	(25,936)	(25,936)
Transaction costs	—	(16)	(278)	—	(343)	(637)
Impairments and loan loss reserves, net	—	—	—	(2,607)	—	(2,607)
Gain (loss) on sales of real estate, net	—	—	—	4,885	—	4,885
Other income (expense), net	(2)	235	674	(19)	1,067	1,955
Less: Government grant income	—	—	(47)	—	—	(47)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(1,080)	(466)	—	(5,643)	—	(7,189)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	116	6,256	—	—	—	6,372
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	75,237	47,884	(5,514)	7,538	(70,539)	54,606
Income tax benefit (expense)	—	—	—	—	(1,136)	(1,136)
Equity income (loss) from unconsolidated joint ventures	1,314	184	—	1,231	—	2,729
Income (loss) from continuing operations	76,551	48,068	(5,514)	8,769	(71,675)	56,199
Income (loss) from discontinued operations	—	—	—	—	—	—
Net income (loss)	$76,551	$48,068	$(5,514)	$8,769	$(71,675)	$56,199
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

For the three months ended June 30, 2022:

	Lab	Outpatient Medical	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$207,771	$179,308	$125,360	$5,493	$—	$517,932
Government grant income(1)	—	—	209	—	—	209
Less: Interest income	—	—	—	(5,493)	—	(5,493)
Healthpeak’s share of unconsolidated joint venture total revenues	1,267	761	—	18,215	—	20,243
Noncontrolling interests’ share of consolidated joint venture total revenues	(62)	(8,943)	—	—	—	(9,005)
Operating expenses	(49,446)	(63,321)	(102,277)	—	—	(215,044)
Healthpeak’s share of unconsolidated joint venture operating expenses	(483)	(301)	—	(14,150)	—	(14,934)
Noncontrolling interests’ share of consolidated joint venture operating expenses	19	2,726	—	—	—	2,745
Adjustments to NOI(2)	(21,644)	(2,949)	—	54	—	(24,539)
Adjusted NOI	137,422	107,281	23,292	4,119	—	272,114
Plus: Adjustments to NOI(2)	21,644	2,949	—	(54)	—	24,539
Interest income	—	—	—	5,493	—	5,493
Interest expense	—	(1,930)	(1,876)	—	(38,061)	(41,867)
Depreciation and amortization	(79,673)	(68,873)	(31,943)	—	—	(180,489)
General and administrative	—	—	—	—	(24,781)	(24,781)
Transaction costs	(35)	(70)	(64)	—	(443)	(612)
Impairments and loan loss reserves, net	—	—	—	(139)	—	(139)
Gain (loss) on sales of real estate, net	—	10,340	—	—	—	10,340
Other income (expense), net	29	1,264	630	18	920	2,861
Less: Government grant income	—	—	(209)	—	—	(209)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(784)	(460)	—	(4,065)	—	(5,309)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	43	6,217	—	—	—	6,260
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	78,646	56,718	(10,170)	5,372	(62,365)	68,201
Income tax benefit (expense)	—	—	—	—	718	718
Equity income (loss) from unconsolidated joint ventures	148	211	—	23	—	382
Income (loss) from continuing operations	78,794	56,929	(10,170)	5,395	(61,647)	69,301
Income (loss) from discontinued operations	—	—	—	—	2,992	2,992
Net income (loss)	$78,794	$56,929	$(10,170)	$5,395	$(58,655)	$72,293
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

For the six months ended June 30, 2023:

	Lab	Outpatient Medical	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$428,770	$373,628	$257,268	$11,442	$—	$1,071,108
Government grant income(1)	—	—	184	—	—	184
Less: Interest income	—	—	—	(11,442)	—	(11,442)
Healthpeak’s share of unconsolidated joint venture total revenues	4,093	1,498	—	40,607	—	46,198
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	—	229	—	229
Noncontrolling interests’ share of consolidated joint venture total revenues	(294)	(17,628)	—	—	—	(17,922)
Operating expenses	(112,397)	(129,749)	(202,779)	—	—	(444,925)
Healthpeak’s share of unconsolidated joint venture operating expenses	(2,030)	(595)	—	(29,624)	—	(32,249)
Noncontrolling interests’ share of consolidated joint venture operating expenses	75	5,004	—	—	—	5,079
Adjustments to NOI(2)	(15,776)	(7,825)	(678)	(31)	—	(24,310)
Adjusted NOI	302,441	224,333	53,995	11,181	—	591,950
Plus: Adjustments to NOI(2)	15,776	7,825	678	31	—	24,310
Interest income	—	—	—	11,442	—	11,442
Interest expense	—	(3,845)	(3,639)	—	(89,553)	(97,037)
Depreciation and amortization	(168,817)	(142,881)	(65,100)	—	—	(376,798)
General and administrative	—	—	—	—	(50,483)	(50,483)
Transaction costs	(158)	(148)	(497)	—	(2,259)	(3,062)
Impairments and loan loss reserves, net	—	—	—	(394)	—	(394)
Gain (loss) on sales of real estate, net	60,498	21,312	—	4,653	—	86,463
Other income (expense), net	2	439	7	(19)	2,298	2,727
Less: Government grant income	—	—	(184)	—	—	(184)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(2,063)	(903)	—	(11,212)	—	(14,178)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	219	12,624	—	—	—	12,843
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	207,898	118,756	(14,740)	15,682	(139,997)	187,599
Income tax benefit (expense)	—	—	—	—	(1,438)	(1,438)
Equity income (loss) from unconsolidated joint ventures	1,911	374	—	2,260	—	4,545
Income (loss) from continuing operations	209,809	119,130	(14,740)	17,942	(141,435)	190,706
Income (loss) from discontinued operations	—	—	—	—	—	—
Net income (loss)	$209,809	$119,130	$(14,740)	$17,942	$(141,435)	$190,706
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

For the six months ended June 30, 2022:

	Lab	Outpatient Medical	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$401,826	$356,571	$246,920	$10,987	$—	$1,016,304
Government grant income(1)	—	—	6,762	—	—	6,762
Less: Interest income	—	—	—	(10,987)	—	(10,987)
Healthpeak’s share of unconsolidated joint venture total revenues	2,698	1,493	—	36,260	—	40,451
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	333	315	—	648
Noncontrolling interests’ share of consolidated joint venture total revenues	(119)	(17,763)	—	—	—	(17,882)
Operating expenses	(97,635)	(124,491)	(200,165)	—	—	(422,291)
Healthpeak’s share of unconsolidated joint venture operating expenses	(966)	(600)	—	(28,205)	—	(29,771)
Noncontrolling interests’ share of consolidated joint venture operating expenses	38	5,328	—	—	—	5,366
Adjustments to NOI(2)	(35,756)	(6,495)	—	45	—	(42,206)
Adjusted NOI	270,086	214,043	53,850	8,415	—	546,394
Plus: Adjustments to NOI(2)	35,756	6,495	—	(45)	—	42,206
Interest income	—	—	—	10,987	—	10,987
Interest expense	—	(2,966)	(3,741)	—	(72,746)	(79,453)
Depreciation and amortization	(157,811)	(136,646)	(63,765)	—	—	(358,222)
General and administrative	—	—	—	—	(48,612)	(48,612)
Transaction costs	(327)	(74)	(64)	—	(443)	(908)
Impairments and loan loss reserves, net	—	—	—	(271)	—	(271)
Gain (loss) on sales of real estate, net	3,856	10,340	—	—	—	14,196
Other income (expense), net	20	12,201	7,141	(13)	1,828	21,177
Less: Government grant income	—	—	(6,762)	—	—	(6,762)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(1,732)	(893)	(333)	(8,370)	—	(11,328)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	81	12,435	—	—	—	12,516
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	149,929	114,935	(13,674)	10,703	(119,973)	141,920
Income tax benefit (expense)	—	—	—	—	(59)	(59)
Equity income (loss) from unconsolidated joint ventures	1,114	411	539	402	—	2,466
Income (loss) from continuing operations	151,043	115,346	(13,135)	11,105	(120,032)	144,327
Income (loss) from discontinued operations	—	—	—	—	3,309	3,309
Net income (loss)	$151,043	$115,346	$(13,135)	$11,105	$(116,723)	$147,636
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

NOTE 14.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2023	2022
Supplemental cash flow information:
Interest paid, net of capitalized interest	$90,911	$74,327
Income taxes paid (refunded)	2,855	(612)
Capitalized interest	28,182	16,320
Supplemental schedule of non-cash investing and financing activities:
Increase in ROU asset in exchange for new lease liability related to operating leases	121	508
Accrued construction costs	142,826	163,391
Net noncash impact from the consolidation of property previously held in an unconsolidated joint venture	993	—
Operating, investing, and financing cash flows in the Consolidated Statements of Cash Flows are reported inclusive of both cash flows from continuing operations and cash flows from discontinued operations. The following table summarizes certain cash flow information related to discontinued operations (in thousands):

	Six Months Ended June 30,
	2023	2022
Leasing costs, tenant improvements, and recurring capital expenditures	$—	$21
Development, redevelopment, and other major improvements of real estate	—	18
Depreciation and amortization of real estate, in-place lease, and other intangibles	—	—
The following table summarizes cash, cash equivalents, and restricted cash (in thousands):

	Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022
	Continuing operations		Discontinued operations		Total
Beginning of period:
Cash and cash equivalents	$72,032	$158,287	$—	$7,707	$72,032	$165,994
Restricted cash	54,802	53,454	—	—	54,802	53,454
Cash, cash equivalents, and restricted cash	$126,834	$211,741	$—	$7,707	$126,834	$219,448
End of period:
Cash and cash equivalents	$103,780	$73,013	$—	$8,070	$103,780	$81,083
Restricted cash	56,745	54,815	—	—	56,745	54,815
Cash, cash equivalents, and restricted cash	$160,525	$127,828	$—	$8,070	$160,525	$135,898
Cash and Cash Equivalents
The Company maintains its cash and cash equivalents at financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of June 30, 2023 and December 31, 2022, the account balances at certain institutions exceeded the FDIC insurance coverage.

NOTE 15.  Variable Interest Entities

Operating Subsidiary
Subsequent to the Reorganization, Healthpeak OP is the Company’s operating subsidiary and a limited liability company that has governing provisions that are the functional equivalent of a limited partnership. The Company holds a membership interest in Healthpeak OP, acts as the managing member of Healthpeak OP, and exercises full responsibility, discretion, and control over the day-to-day management of Healthpeak OP. Because the noncontrolling interests in Healthpeak OP do not have substantive liquidation rights, substantive kick-out rights without cause, or substantive participating rights, the Company has determined that Healthpeak OP is a VIE. The Company, as managing member, has the power to direct the core activities of Healthpeak OP that most significantly affect Healthpeak OP’s performance, and through its interest in Healthpeak OP, has both the right to receive benefits from and the obligation to absorb losses of Healthpeak OP. Accordingly, the Company is the primary beneficiary of Healthpeak OP and consolidates Healthpeak OP. As the Company conducts its business and holds its assets and liabilities through Healthpeak OP, the total consolidated assets and liabilities, income (losses), and cash flows of Healthpeak OP represent substantially all of the total consolidated assets and liabilities, income (losses), and cash flows of the Company.
Unconsolidated Variable Interest Entities
At June 30, 2023, the Company had investments in two unconsolidated VIE joint ventures. At December 31, 2022, the Company had investments in: (i) two unconsolidated VIE joint ventures and (ii) marketable debt securities of one VIE. The Company determined it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (the LLC Investment and Needham Land Parcel JV discussed below), it has no formal involvement in these VIEs beyond its investments.
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
LLC Investment. The Company holds a limited partner ownership interest in an unconsolidated LLC (“LLC Investment”) that has been identified as a VIE. The Company’s involvement in the entity is limited to its equity investment as a limited partner and it does not have any substantive participating rights or kick-out rights over the general partner. The assets and liabilities of the entity primarily consist of three hospitals as well as senior housing real estate. Any assets generated by the entity may only be used to settle its contractual obligations (primarily capital expenditures and debt service payments).
Needham Land Parcel JV. In December 2021, the Company acquired a 38% interest in a lab development joint venture in Needham, Massachusetts for $13 million. Current equity at risk is not sufficient to finance the joint venture’s activities. The assets and liabilities of the entity primarily consist of real estate and debt service obligations. Any assets generated by the entity may only be used to settle its contractual obligations (primarily development costs and debt service payments). See Note 7 for additional descriptions of the nature, purpose, and operating activities of this unconsolidated VIE and interests therein.
The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at June 30, 2023 was as follows (in thousands):

VIE Type	Asset Type	Maximum Loss Exposure and Carrying Amount(1)
LLC Investment	Other assets, net	$14,985
Needham Land Parcel JV	Investments in and advances to unconsolidated joint ventures	15,697
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments.
As of June 30, 2023, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).

Consolidated Variable Interest Entities
The Company’s consolidated total assets and total liabilities at June 30, 2023 and December 31, 2022 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company.
Ventures V, LLC.  The Company holds a 51% ownership interest in and is the managing member of a joint venture entity formed in October 2015 that owns and leases outpatient medical buildings (“Ventures V”). The Company classifies Ventures V as a VIE due to the non-managing member lacking substantive participation rights in the management of Ventures V or kick-out rights over the managing member. The Company consolidates Ventures V as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of Ventures V primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of capital expenditures for the properties. Assets generated by Ventures V may only be used to settle its contractual obligations.
Lab JVs.  The Company holds a 98% or greater ownership interest in multiple joint venture entities that own and lease lab buildings (the “Lab JVs”). The Lab JVs are VIEs as the members share in certain decisions of the entities, but substantially all of the activities are performed on behalf of the Company. The Company consolidates the Lab JVs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the Lab JVs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of capital expenditures for the properties. Assets generated by the Lab JVs may only be used to settle their contractual obligations. Refer to Note 11 for a discussion of certain put options associated with the Lab JVs.
MSREI JV. The Company holds a 51% ownership interest in, and is the managing member of, a joint venture entity formed in August 2018 that owns and leases outpatient medical buildings (the “MSREI JV”). The MSREI JV is a VIE due to the non-managing member lacking substantive participation rights in the management of the joint venture or kick-out rights over the managing member. The Company consolidates the MSREI JV as the primary beneficiary because it has the ability to control the activities that most significantly impact the VIE’s economic performance. The assets of the MSREI JV primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of capital expenditures for the properties. Assets generated by the MSREI JV may only be used to settle its contractual obligations.
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

Total assets and total liabilities include VIE assets and liabilities, excluding those of Healthpeak OP, as follows (in thousands):

	June 30, 2023	December 31, 2022
Assets
Buildings and improvements	$2,361,693	$2,356,905
Development costs and construction in progress	53,917	58,499
Land	314,865	324,714
Accumulated depreciation and amortization	(633,506)	(623,244)
Net real estate	2,096,969	2,116,874
Accounts receivable, net	4,322	6,893
Cash and cash equivalents	22,243	20,586
Restricted cash	489	354
Intangible assets, net	65,227	73,860
Assets held for sale, net	—	30,355
Right-of-use asset, net	98,451	99,376
Other assets, net	76,603	73,690
Total assets	$2,364,304	$2,421,988
Liabilities
Mortgage debt	$144,736	$144,604
Intangible liabilities, net	13,462	15,066
Liabilities related to assets held for sale, net	—	401
Lease liability	99,372	99,039
Accounts payable, accrued liabilities, and other liabilities	59,709	68,979
Deferred revenue	48,907	39,661
Total liabilities	$366,186	$367,750
Total assets and total liabilities related to assets held for sale include VIE assets and liabilities, excluding those of Healthpeak OP, as follows (in thousands):

	June 30, 2023	December 31, 2022
Assets
Buildings and improvements	$—	$39,934
Land	—	1,926
Accumulated depreciation and amortization	—	(15,612)
Net real estate	—	26,248
Intangible assets, net	—	215
Other assets, net	—	3,892
Total assets	$—	$30,355
Liabilities
Deferred revenue	$—	$401
Total liabilities	$—	$401

NOTE 16.  Fair Value Measurements

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis (in thousands):

	June 30, 2023(3)		December 31, 2022(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$214,030	$218,864	$374,832	$369,425
Marketable debt securities(2)	—	—	21,702	21,702
Interest rate swap instruments(2)	33,450	33,450	30,259	30,259
Bank line of credit and commercial paper(2)	329,000	329,000	995,606	995,606
Term loans(2)	496,382	496,382	495,957	495,957
Senior unsecured notes(1)	5,399,504	4,981,027	4,659,451	4,238,124
Mortgage debt(2)	343,766	320,866	346,599	330,867
_______________________________________
(1)Level 1: Fair value is calculated based on quoted prices in active markets.
(2)Level 2: Fair value is based on (i) for marketable debt securities, quoted prices for similar or identical instruments in active or inactive markets, respectively, or (ii) for loans receivable, net, interest rate swap instruments, and mortgage debt, standardized pricing models in which significant inputs or value drivers are observable in active markets. For bank line of credit, commercial paper, and term loans, the carrying values are a reasonable estimate of fair value because the borrowings are primarily based on market interest rates and the Company’s credit rating.
(3)During the six months ended June 30, 2023 and year ended December 31, 2022, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
NOTE 17.  Derivative Financial Instruments

The Company uses derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. Utilizing derivative instruments allows the Company to manage the risk of fluctuations in interest rates and their related potential impact on future earnings and cash flows. The Company does not use derivative instruments for speculative or trading purposes. At June 30, 2023, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by approximately $20 million.
In April 2021, the Company executed two interest rate cap instruments on $142 million of variable rate mortgage debt secured by a portfolio of outpatient medical buildings (see Note 9). During the three and six months ended June 30, 2022, the Company recognized a $0.1 million and $2 million increase, respectively, in the fair value of the interest rate cap instruments within other income (expense), net. In April 2022, the Company terminated these interest rate cap instruments and entered into two interest rate swap instruments that are designated as cash flow hedges and mature in May 2026. In February 2023, the Company modified these two interest rate swap instruments to reflect the change in the related variable rate mortgage debt’s interest rate benchmarks from LIBOR to SOFR (see Note 9). The Company applied certain practical expedients provided by the reference rate reform ASUs in connection with the modifications to these cash flow hedges (see Note 2).
In August 2022, the Company entered into two forward-starting interest rate swap instruments on the $500 million aggregate principal amount of the Term Loan Facilities (see Note 9). The interest rate swap instruments are designated as cash flow hedges.

The following table summarizes the Company’s interest rate swap instruments (in thousands):

						Fair Value(2)
Date Entered	Maturity Date	Hedge Designation	Notional Amount	Pay Rate(1)	Receive Rate(1)	June 30, 2023	December 31, 2022
April 2022(3)	May 2026	Cash flow	$51,100	4.99%	USD-SOFR w/ -5 Day Lookback + 2.50%	$2,525	$2,300
April 2022(3)	May 2026	Cash flow	91,000	4.54%	USD-SOFR w/ -5 Day Lookback + 2.05%	4,496	4,096
August 2022(3)	February 2027	Cash flow	250,000	2.60%	1 mo. USD-SOFR CME Term	12,659	11,299
August 2022(3)	August 2027	Cash flow	250,000	2.54%	1 mo. USD-SOFR CME Term	13,770	12,564
_____________________________
(1)Pay rates and receive rates are as of June 30, 2023. As of December 31, 2022, the interest rate swap instrument with a $51 million notional amount had a pay rate of 5.08% and a receive rate of 1 mo. USD-LIBOR-BBA + 2.50%. As of December 31, 2022, the interest rate swap instrument with a $91 million notional amount had a pay rate of 4.63% and a receive rate of 1 mo. USD-LIBOR-BBA + 2.05%.
(2)At each of June 30, 2023 and December 31, 2022, the interest rate swap instruments were in an asset position. Derivative assets are recorded at fair value in other assets, net on the Consolidated Balance Sheets.
(3)Represents interest rate swap instruments that hedge fluctuations in interest payments on variable rate debt by converting the interest rates to fixed interest rates. The changes in fair value of designated derivatives that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
NOTE 18.    Accounts Payable, Accrued Liabilities, and Other Liabilities

The following table summarizes the Company’s accounts payable, accrued liabilities, and other liabilities (in thousands):

	June 30, 2023	December 31, 2022
Refundable entrance fees	$257,624	$268,972
Accrued construction costs	142,826	178,626
Accrued interest	59,641	59,291
Other accounts payable and accrued liabilities(1)	222,673	265,596
Accounts payable, accrued liabilities, and other liabilities	$682,764	$772,485
_______________________________________
(1)As of June 30, 2023 and December 31, 2022, includes $11 million and $15 million, respectively, of severance-related obligations associated with the departure of a former CEO in October 2022 that had not yet been paid.
NOTE 19.    Deferred Revenue

The following table summarizes the Company’s deferred revenue, excluding deferred revenue related to assets classified as held for sale (in thousands):

	June 30, 2023	December 31, 2022
Nonrefundable entrance fees(1)	$537,821	$518,573
Other deferred revenue(2)	344,049	325,503
Deferred revenue	$881,870	$844,076
_______________________________________
(1)During the three and six months ended June 30, 2023, the Company collected nonrefundable entrance fees of $31 million and $60 million, respectively, and recognized amortization of $20 million and $40 million, respectively. During the three and six months ended June 30, 2022, the Company collected nonrefundable entrance fees of $29 million and $50 million, respectively, and recognized amortization of $19 million and $38 million, respectively. The amortization of nonrefundable entrance fees is included within resident fees and services on the Consolidated Statements of Operations.
(2)Other deferred revenue is primarily comprised of prepaid rent, deferred rent, and tenant-funded tenant improvements owned by the Company. During the three and six months ended June 30, 2023, the Company recognized amortization related to other deferred revenue of $18 million and $31 million, respectively. During the three and six months ended June 30, 2022, the Company recognized amortization related to other deferred revenue of $11 million and $20 million, respectively. The amortization of other deferred revenue is included in rental and related revenues on the Consolidated Statements of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
On February 10, 2023, we completed our corporate reorganization (the “Reorganization”) into an umbrella partnership REIT (“UPREIT”). Substantially all of our business is conducted through Healthpeak OP, LLC (“Healthpeak OP”). We are the managing member of Healthpeak OP and do not have material assets or liabilities, other than through our investment in Healthpeak OP.
All references in this report to “Healthpeak,” the “Company,” “we,” “us,” or “our” mean Healthpeak Properties, Inc., together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “Healthpeak Properties, Inc.” mean the parent company without its subsidiaries.
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
As more fully set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:
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
•changes within the industries in which we operate;
•significant regulation, funding requirements, and uncertainty faced by our lab tenants;
•the ability of the hospitals on whose campuses our outpatient medical buildings are located and their affiliated healthcare systems to remain competitive or financially viable;
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
•Dividends
•Results of Operations
•Liquidity and Capital Resources
•Non-GAAP Financial Measures Reconciliations
•Critical Accounting Estimates
Executive Summary
Healthpeak Properties, Inc. is a Standard & Poor’s (“S&P”) 500 company that acquires, develops, owns, leases, and manages healthcare real estate across the United States (“U.S.”). Our company was originally founded in 1985. As noted above, we completed our Reorganization on February 10, 2023, and following that date, we hold substantially all of our assets and conduct our operations through the operating subsidiary, Healthpeak OP, LLC, a consolidated subsidiary of which we are the managing member. We are a Maryland corporation and qualify as a self-administered REIT. Our corporate headquarters are located in Denver, Colorado, and we have additional offices in California, Tennessee, and Massachusetts.
Our strategy is to invest in a diversified portfolio of high-quality healthcare properties across our three core asset classes of lab, outpatient medical, and continuing care retirement community (“CCRC”) real estate. Under the lab and outpatient medical segments, we invest through the acquisition, development, and management of lab buildings, outpatient medical buildings, and hospitals. Under the CCRC segment, our properties are operated through RIDEA structures. We have other non-reportable segments that are comprised primarily of loans receivable, marketable debt securities, and an interest in an unconsolidated joint venture that owns 19 senior housing assets (our “SWF SH JV”). These non-reportable segments have been presented on an aggregate basis herein.
During the second quarter of 2023, we changed the name of our “life science” and “medical office” segments to “lab” and “outpatient medical,” respectively. The segment name changes did not result in any changes to the composition of our segments, and therefore, had no impact on our historical results of segment operations.
At June 30, 2023, our portfolio of investments, including properties in our unconsolidated joint ventures, consisted of interests in 475 properties. The following table summarizes information for our reportable and other non-reportable segments for the three months ended June 30, 2023 (dollars in thousands):

Segment	Total Portfolio Adjusted NOI(1)	Percentage of Total Portfolio Adjusted NOI	Number of Properties
Lab	$154,495	51.6%	146
Outpatient medical	111,513	37.2%	295
CCRC	27,848	9.3%	15
Other non-reportable	5,634	1.9%	19
	$299,490	100%	475
_______________________________________
(1)See “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information regarding Adjusted NOI and see Note 13 to the Consolidated Financial Statements for a reconciliation of Adjusted NOI by segment to net income (loss).
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

Business Strategy
We invest in and manage our real estate portfolio for the long-term to maximize benefit to our stockholders and support the growth of our dividends. Our strategy consists of four core elements:
(i)Our real estate: Our portfolio is grounded in high-quality properties in desirable locations. We focus on three purposely selected private pay asset classes—lab, outpatient medical, and continuing care retirement community—to provide stability through inevitable market cycles.
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
See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 for additional discussion of the risks posed by macroeconomic conditions, as well as the uncertainties we and our tenants, operators, and borrowers may face as a result.
Overview of Transactions
As of February 10, 2023, we are structured as an UPREIT. This structure provides prospective sellers an alternative for disposing of property that has appreciated in value in a tax-deferred manner to Healthpeak OP and aligns our corporate structure with other publicly traded U.S. real estate investment trusts. Following the Reorganization, Healthpeak OP is the borrower under, and we are the guarantor of, all of the unsecured debt, which includes the Revolving Facility, Term Loan Facilities (each as defined below), commercial paper program, and senior unsecured notes. Our guarantee of the senior unsecured notes is full and unconditional and applicable to existing and future senior unsecured notes. The Reorganization did not have a material impact on our financial position, consolidated financial statements, outstanding debt securities, material debt facilities, or business operations.

Real Estate Transactions
•In January 2023, we sold two lab buildings in Durham, North Carolina for $113 million.
•In January 2023, we acquired a lab land parcel in Cambridge, Massachusetts for $9 million.
•In March 2023, we sold two outpatient medical buildings for $32 million.
•In April 2023, we acquired the remaining 80% interest in one of the outpatient medical buildings in the Ventures IV unconsolidated joint venture for $4 million.
Development Activities
•During the six months ended June 30, 2023, the following projects were placed in service: (i) one lab development project with total costs of $171 million, (ii) a portion of one lab redevelopment project with total costs of $43 million, (iii) a portion of one lab development project with total costs of $32 million, (iv) one lab redevelopment project with total costs of $14 million, (v) one outpatient medical redevelopment project with total costs of $8 million, and (vi) one CCRC redevelopment project with total costs of $7 million.
Financing Activities
•In January 2023, we completed a public offering of $400 million aggregate principal amount of 5.25% senior unsecured notes due 2032.
•In May 2023, we completed a public offering of $350 million aggregate principal amount of 5.25% senior unsecured notes due 2032, which constituted an additional issuance of, and are treated as a single series with, the $400 million of senior unsecured notes due 2032 issued in January 2023.
Other Activities
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
•In May 2023, we received full repayment of two outstanding secured loans with an aggregate balance of $12 million.
Dividends
The following table summarizes our common stock cash dividends declared in 2023:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
February 1	February 9	$0.30	February 23
April 27	May 8	0.30	May 19
July 27	August 7	0.30	August 18
Results of Operations
We evaluate our business and allocate resources among our reportable business segments: (i) lab, (ii) outpatient medical, and (iii) CCRC. Under the lab and outpatient medical segments, we invest through the acquisition, development, and management of lab buildings, outpatient medical buildings, and hospitals. Our CCRCs are operated through RIDEA structures. We have other non-reportable segments that are comprised primarily of: (i) an interest in our unconsolidated SWF SH JV, (ii) loans receivable, and (iii) marketable debt securities. These non-reportable segments have been presented on an aggregate basis herein. We evaluate performance based upon property adjusted net operating income (“Adjusted NOI” or “Cash NOI”) in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (“SEC”), as updated by Note 2 to the Consolidated Financial Statements herein.

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
Operating expenses generally relate to leased outpatient medical and lab buildings, as well as CCRC facilities. We generally recover all or a portion of our leased outpatient medical and lab property expenses through tenant recoveries. We present expenses as operating or general and administrative based on the underlying nature of the expense.
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
Adjusted FFO (“AFFO”). AFFO is defined as FFO as Adjusted after excluding the impact of the following: (i) stock-based compensation amortization expense, (ii) amortization of deferred financing costs, net, (iii) straight-line rents, (iv) deferred income taxes, (v) amortization of above (below) market lease intangibles, net and (vi) other AFFO adjustments, which include: (a) non-cash interest related to DFLs and lease incentive amortization (reduction of straight-line rents), (b) actuarial reserves for insurance claims that have been incurred but not reported, and (c) amortization of deferred revenues, excluding amounts amortized into rental income that are associated with tenant funded improvements owned/recognized by us and up-front cash payments made by tenants to reduce their contractual rents. Also, AFFO is computed after deducting recurring capital expenditures, including second generation leasing costs and second generation tenant and capital improvements, and includes adjustments to compute our share of AFFO from our unconsolidated joint ventures. More specifically, recurring capital expenditures, including second generation leasing costs and second generation tenant and capital improvements (“AFFO capital expenditures”) excludes our share from unconsolidated joint ventures (reported in “other AFFO adjustments”). Adjustments for joint ventures are calculated to reflect our pro rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of AFFO for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated joint ventures in which we do not own 100% of the equity by adjusting our AFFO to remove the third party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods (reported in “other AFFO adjustments”). See FFO for further disclosure regarding our use of pro rata share information and its limitations. We believe AFFO is an alternative run-rate earnings measure that improves the understanding of our operating results among investors and makes comparisons with: (i) expected results, (ii) results of previous periods, and (iii) results among REITs more meaningful. AFFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as it excludes the following items which generally flow through our cash flows from operating activities: (i) adjustments for changes in working capital or the actual timing of the payment of income or expense items that are accrued in the period, (ii) transaction-related costs, (iii) litigation settlement expenses, and (iv) restructuring and severance-related charges. Furthermore, AFFO is adjusted for recurring capital expenditures, which are generally not considered when determining cash flows from operations or liquidity. Other REITs or real estate companies may use different methodologies for calculating AFFO, and accordingly, our AFFO may not be comparable to those reported by other REITs. Management believes AFFO provides a meaningful supplemental measure of our performance and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT, and by presenting AFFO, we are assisting these parties in their evaluation. AFFO is a non-GAAP supplemental financial measure and should not be considered as an alternative to net income (loss) determined in accordance with GAAP and should only be considered together with and as a supplement to our financial information prepared in accordance with GAAP. For a reconciliation of net income (loss) to AFFO and other relevant disclosures, refer to “Non-GAAP Financial Measures Reconciliations” below.

Comparison of the Three and Six Months Ended June 30, 2023 to the Three and Six Months Ended June 30, 2022
Overview

Three Months Ended June 30, 2023 and 2022(1)
The following table summarizes results for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Net income (loss) applicable to common shares	$51,750	$68,057	$(16,307)
Nareit FFO	245,412	236,154	9,258
FFO as Adjusted	249,202	236,478	12,724
AFFO	220,855	195,595	25,260
_______________________________________
(1)For the reconciliation of non-GAAP financial measures, see “Non-GAAP Financial Measures Reconciliations” below.
Net income (loss) applicable to common shares decreased primarily as a result of the following:
•an increase in depreciation, primarily as a result of: (i) development and redevelopment projects placed in service during 2022 and 2023 and (ii) 2022 acquisitions of real estate;
•an increase in interest expense, primarily as a result of: (i) senior unsecured notes issued during the first half of 2023, (ii) borrowings under the Term Loan Facilities, which were drawn during the fourth quarter of 2022, and (iii) higher interest rates under the commercial paper program, partially offset by lower borrowings on the commercial paper program;
•an increase in loan loss reserves primarily as a result of: (i) macroeconomic conditions and (ii) increased interest rates on variable rate loans;
•a decrease in income from discontinued operations primarily as a result of decreased gain on sales of real estate from the completion of dispositions of our senior housing portfolios;
•an increase in income tax expense primarily as a result of an increase in operating income associated with our CCRCs; and
•an increase in general and administrative expenses primarily as a result of severance-related charges associated with certain employee departures during the second quarter of 2023.
The decrease in net income (loss) applicable to common shares was partially offset by:
•an increase in NOI generated from our lab and outpatient medical segments related to: (i) development and redevelopment projects placed in service during 2022 and 2023, (ii) new leasing activity during 2022 and 2023 (including the impact to straight-line rents), and (iii) 2022 acquisitions of real estate;
•an increase in equity income from unconsolidated joint ventures primarily as a result of increased income from the South San Francisco JVs and the SWF SH JV.
Nareit FFO increased primarily as a result of the aforementioned events impacting net income (loss) applicable to common shares, except for the following, which are excluded from Nareit FFO:
•depreciation and amortization expense; and
•gain on sales of depreciable real estate.
FFO as Adjusted increased primarily as a result of the aforementioned events impacting Nareit FFO, except for the following, which are excluded from FFO as Adjusted:
•loan loss reserves; and
•severance-related charges.
AFFO increased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents, which is excluded from AFFO, and lower AFFO capital expenditures during the period.

Six Months Ended June 30, 2023 and 2022(1)
The following table summarizes results for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Net income (loss) applicable to common shares	$169,449	$137,693	$31,756
Nareit FFO	473,513	479,583	(6,070)
FFO as Adjusted	478,741	471,295	7,446
AFFO	428,509	397,625	30,884
_______________________________________
(1)For the reconciliation of non-GAAP financial measures, see “Non-GAAP Financial Measures Reconciliations” below.
Net income (loss) applicable to common shares increased primarily as a result of the following:
•an increase in gains on sale of depreciable real estate related to lab and outpatient medical building sales during 2023 as compared to 2022;
•an increase in NOI generated from our lab and outpatient medical segments related to: (i) development and redevelopment projects placed in service during 2022 and 2023, (ii) new leasing activity during 2022 and 2023 (including the impact to straight-line rents), and (iii) 2022 acquisitions of real estate;
•a decrease in expenses incurred in 2022 for tenant relocation and other costs associated with the demolition of an outpatient medical building; and
•an increase in equity income from unconsolidated joint ventures primarily as a result of increased income from the South San Francisco JVs and the SWF SH JV.
The increase in net income (loss) applicable to common shares was partially offset by:
•a gain on sale associated with the disposition of a hospital under a direct financing lease (“DFL”) in 2022;
•an increase in depreciation, primarily as a result of: (i) development and redevelopment projects placed in service during 2022 and 2023 and (ii) 2022 acquisitions of real estate;
•an increase in interest expense, primarily as a result of: (i) senior unsecured notes issued during the first half of 2023, (ii) borrowings under the Term Loan Facilities, which were drawn during the fourth quarter of 2022, and (iii) higher interest rates under the commercial paper program, partially offset by lower borrowings on the commercial paper program;
•an increase in loan loss reserves primarily as a result of: (i) macroeconomic conditions and (ii) increased interest rates on variable rate loans;
•a decrease in income from discontinued operations primarily as a result of decreased gain on sales of real estate from the completion of dispositions of our senior housing portfolios;
•an increase in income tax expense primarily as a result of an increase in operating income associated with our CCRCs;
•an increase in transaction costs, primarily as a result of expenses incurred in connection with our reorganization to an UPREIT structure in 2023;
•a decrease in government grant income received under the CARES Act in 2023; and
•an increase in general and administrative expenses primarily as a result of severance-related charges associated with certain employee departures during the second quarter of 2023.
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
•the expenses for tenant relocation and other costs associated with the demolition of an outpatient medical building;
•loan loss reserves;
•transaction costs; and
•severance-related charges.
AFFO increased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents, which is excluded from AFFO, and lower AFFO capital expenditures during the period.
Segment Analysis
The following tables provide selected operating information for our Same-Store and total property portfolio for each of our reportable segments. For the three months ended June 30, 2023, our Same-Store consists of 413 properties representing properties acquired or placed in service and stabilized on or prior to April 1, 2022 and that remained in operations under a consistent reporting structure through June 30, 2023. For the six months ended June 30, 2023, our Same-Store consists of 406 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2022 and that remained in operations under a consistent reporting structure through June 30, 2023. Our total property portfolio consisted of 475 and 481 properties at June 30, 2023 and 2022, respectively. Included in our total property portfolio at each of June 30, 2023 and 2022 are 19 senior housing assets in our SWF SH JV.

Lab

The following table summarizes results at and for the three months ended June 30, 2023 and 2022 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Rental and related revenues	$176,479	$167,433	$9,046	$223,306	$207,771	$15,535
Healthpeak’s share of unconsolidated joint venture total revenues	1,607	3,552	(1,945)	1,928	1,267	661
Noncontrolling interests’ share of consolidated joint venture total revenues	(35)	(32)	(3)	(151)	(62)	(89)
Operating expenses	(45,164)	(40,481)	(4,683)	(54,832)	(49,446)	(5,386)
Healthpeak’s share of unconsolidated joint venture operating expenses	(584)	(565)	(19)	(848)	(483)	(365)
Noncontrolling interests’ share of consolidated joint venture operating expenses	11	10	1	35	19	16
Adjustments to NOI(1)	(11,613)	(13,627)	2,014	(14,943)	(21,644)	6,701
Adjusted NOI	$120,701	$116,290	$4,411	154,495	137,422	17,073
Less: non-SS Adjusted NOI				(33,794)	(21,132)	(12,662)
SS Adjusted NOI				$120,701	$116,290	$4,411
Adjusted NOI % change			3.8%
Property count(2)	121	121		146	149
End of period occupancy(3)	97.4%	98.8%		97.7%	98.6%
Average occupancy(3)	97.8%	99.0%		98.1%	98.8%
Average occupied square feet	9,181	9,276		10,585	10,607
Average annual total revenues per occupied square foot(4)	$73	$68		$80	$71
Average annual base rent per occupied square foot(5)	$56	$53		$62	$55
_______________________________________
(1)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for the definitions of NOI and Adjusted NOI. See Note 13 to the Consolidated Financial Statements for a reconciliation of Adjusted NOI by segment to net income (loss).
(2)From our second quarter 2022 presentation of Same-Store, we added: (i) five stabilized acquisitions, (ii) three stabilized redevelopments placed in service, (iii) two stabilized buildings that previously experienced a significant tenant relocation, and (iv) two stabilized developments placed in service, and we removed: (i) eight buildings that were placed into redevelopment, (ii) one asset that was placed into land held for development, and (iii) one building that experienced a significant tenant relocation.
(3)Refer to “Non-GAAP Financial Measures” above for the definition of Same-Store. Total Portfolio occupancy excludes any of the following: (i) developments, (ii) significant redevelopments, (iii) newly completed properties under lease-up, and (iv) properties held for sale.
(4)Average annual total revenues does not include non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, and deferred revenues).
(5)Base rent does not include tenant recoveries, additional rents in excess of floors, and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, and deferred revenues).
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
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:
•increased NOI from developments and redevelopments placed in service in 2022 and 2023; partially offset by
•decreased NOI from our 2022 and 2023 dispositions.

The following table summarizes results at and for the six months ended June 30, 2023 and 2022 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Six Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Rental and related revenues	$336,364	$324,210	$12,154	$428,770	$401,826	$26,944
Healthpeak’s share of unconsolidated joint venture total revenues	3,443	5,573	(2,130)	4,093	2,698	1,395
Noncontrolling interests’ share of consolidated joint venture total revenues	(66)	(64)	(2)	(294)	(119)	(175)
Operating expenses	(91,460)	(79,382)	(12,078)	(112,397)	(97,635)	(14,762)
Healthpeak’s share of unconsolidated joint venture operating expenses	(1,453)	(1,125)	(328)	(2,030)	(966)	(1,064)
Noncontrolling interests’ share of consolidated joint venture operating expenses	22	20	2	75	38	37
Adjustments to NOI(2)	(11,129)	(24,462)	13,333	(15,776)	(35,756)	19,980
Adjusted NOI	$235,721	$224,770	$10,951	302,441	270,086	32,355
Less: non-SS Adjusted NOI				(66,720)	(45,316)	(21,404)
SS Adjusted NOI				$235,721	$224,770	$10,951
Adjusted NOI % change			4.9%
Property count(3)	119	119		146	149
End of period occupancy(4)	97.4%	98.8%		97.7%	98.6%
Average occupancy(4)	98.1%	98.7%		98.4%	98.5%
Average occupied square feet	9,044	9,080		10,520	10,589
Average annual total revenues per occupied square foot(5)	$73	$68		$80	$70
Average annual base rent per occupied square foot(6)	$55	$52		$61	$54
_______________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for the definitions of NOI and Adjusted NOI. See Note 13 to the Consolidated Financial Statements for a reconciliation of Adjusted NOI by segment to net income (loss).
(3)From our second quarter 2022 presentation of Same-Store, we added: (i) five stabilized acquisitions, (ii) two stabilized buildings that previously experienced a significant tenant relocation, (iii) two stabilized redevelopments placed in service, and (iv) one stabilized development placed in service, and we removed: (i) eight buildings that were placed into redevelopment and (ii) one building that experienced a significant tenant relocation.
(4)Refer to “Non-GAAP Financial Measures” above for the definition of Same-Store. Total Portfolio occupancy excludes any of the following: (i) developments, (ii) significant redevelopments, (iii) newly completed properties under lease-up, and (iv) properties held for sale.
(5)Average annual total revenues does not include non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, and deferred revenues).
(6)Base rent does not include tenant recoveries, additional rents in excess of floors, and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, and deferred revenues).
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
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:
•increased NOI from developments and redevelopments placed in service in 2022 and 2023; partially offset by
•decreased NOI from our 2022 and 2023 dispositions.

Outpatient Medical

The following table summarizes results at and for the three months ended June 30, 2023 and 2022 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Three Months Ended June 30,			Three Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Rental and related revenues	$170,674	$164,325	$6,349	$186,661	$179,308	$7,353
Healthpeak’s share of unconsolidated joint venture total revenues	719	715	4	754	761	(7)
Noncontrolling interests’ share of consolidated joint venture total revenues	(8,511)	(8,364)	(147)	(8,665)	(8,943)	278
Operating expenses	(58,023)	(55,127)	(2,896)	(65,350)	(63,321)	(2,029)
Healthpeak’s share of unconsolidated joint venture operating expenses	(289)	(294)	5	(288)	(301)	13
Noncontrolling interests’ share of consolidated joint venture operating expenses	2,397	2,517	(120)	2,409	2,726	(317)
Adjustments to NOI(2)	(3,505)	(2,853)	(652)	(4,008)	(2,949)	(1,059)
Adjusted NOI	$103,462	$100,919	$2,543	111,513	107,281	4,232
Less: non-SS Adjusted NOI				(8,051)	(6,362)	(1,689)
SS Adjusted NOI				$103,462	$100,919	$2,543
Adjusted NOI % change			2.5%
Property count(3)	277	277		295	298
End of period occupancy(4)	91.4%	91.3%		90.1%	89.9%
Average occupancy(4)	91.4%	91.5%		90.1%	89.9%
Average occupied square feet	20,405	20,427		21,464	21,627
Average annual total revenues per occupied square foot(5)	$34	$33		$35	$34
Average annual base rent per occupied square foot(6)	$27	$26		$28	$27
___________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for the definitions of NOI and Adjusted NOI. See Note 13 to the Consolidated Financial Statements for a reconciliation of Adjusted NOI by segment to net income (loss).
(3)From our second quarter 2022 presentation of Same-Store, we added: (i) 27 stabilized acquisitions, (ii) 3 stabilized developments placed in service, (iii) 1 stabilized redevelopment placed in service, and (iv) 3 redevelopments that were placed on hold, and we removed: (i) 2 assets that were sold, (ii) 1 asset that was classified as held for sale, and (iii) 1 asset that was placed into redevelopment.
(4)Refer to “Non-GAAP Financial Measures” above for the definition of Same-Store. Total Portfolio occupancy excludes any of the following: (i) developments, (ii) significant redevelopments, (iii) newly completed properties under lease-up, and (iv) properties held for sale.
(5)Average annual total revenues does not include non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and deferred revenues).
(6)Base rent does not include tenant recoveries, additional rents in excess of floors, and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and deferred revenues).
Same-Store Adjusted NOI increased primarily as a result of the following:
•mark-to-market lease renewals;
•annual rent escalations; and
•higher percentage-based rents; partially offset by
•higher operating expenses.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned increases to Same-Store and the following Non-Same-Store impacts:
•increased NOI from our 2022 acquisitions;
•increased occupancy in former redevelopment and development properties that have been placed in service; and
•business interruption proceeds related to a demolished asset; partially offset by
•decreased NOI from our 2022 and 2023 dispositions.

The following table summarizes results at and for the six months ended June 30, 2023 and 2022 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Six Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Rental and related revenues	$336,237	$323,924	$12,313	$373,628	$355,403	$18,225
Income from direct financing leases	—	—	—	—	1,168	(1,168)
Healthpeak’s share of unconsolidated joint venture total revenues	1,413	1,406	7	1,498	1,493	5
Noncontrolling interests’ share of consolidated joint venture total revenues	(16,959)	(16,639)	(320)	(17,628)	(17,763)	135
Operating expenses	(113,439)	(107,727)	(5,712)	(129,749)	(124,491)	(5,258)
Healthpeak’s share of unconsolidated joint venture operating expenses	(588)	(586)	(2)	(595)	(600)	5
Noncontrolling interests’ share of consolidated joint venture operating expenses	4,825	4,937	(112)	5,004	5,328	(324)
Adjustments to NOI(2)	(6,338)	(6,426)	88	(7,825)	(6,495)	(1,330)
Adjusted NOI	$205,151	$198,889	$6,262	224,333	214,043	10,290
Less: non-SS Adjusted NOI				(19,182)	(15,154)	(4,028)
SS Adjusted NOI				$205,151	$198,889	$6,262
Adjusted NOI % change			3.1%
Property count(3)	272	272		295	298
End of period occupancy(4)	91.5%	91.5%		90.1%	89.9%
Average occupancy(4)	91.4%	91.7%		90.0%	90.1%
Average occupied square feet	20,197	20,242		21,487	21,661
Average annual total revenues per occupied square foot(5)	$34	$32		$35	$33
Average annual base rent per occupied square foot(6)	$27	$26		$28	$27
___________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for the definitions of NOI and Adjusted NOI. See Note 13 to the Consolidated Financial Statements for a reconciliation of Adjusted NOI by segment to net income (loss).
(3)From our second quarter 2022 presentation of Same-Store, we added: (i) 25 stabilized acquisitions, (ii) 3 redevelopments that were placed on hold, and (iii) 2 stabilized developments placed in service, and we removed: (i) 2 assets that were sold, (ii) 1 asset that was classified as held for sale, and (iii) 1 asset that was placed into redevelopment.
(4)Refer to “Non-GAAP Financial Measures” above for the definition of Same-Store. Total Portfolio occupancy excludes any of the following: (i) developments, (ii) significant redevelopments, (iii) newly completed properties under lease-up, and (iv) properties held for sale.
(5)Average annual total revenues does not include non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and deferred revenues).
(6)Base rent does not include tenant recoveries, additional rents in excess of floors, and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, DFL non-cash interest, and deferred revenues).
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
•business interruption proceeds related to a demolished asset; and
•increased occupancy in former redevelopment and development properties that have been placed in service; partially offset by
•decreased NOI from our 2022 and 2023 dispositions.

Continuing Care Retirement Community

The following table summarizes results at and for the three months ended June 30, 2023 and 2022 (dollars in thousands, except per unit data):

	SS			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Resident fees and services	$129,999	$125,360	$4,639	$130,184	$125,360	$4,824
Government grant income(1)	—	—	—	47	209	(162)
Operating expenses	(101,210)	(101,834)	624	(101,655)	(102,277)	622
Adjustments to NOI(2)	(728)	—	(728)	(728)	—	(728)
Adjusted NOI	$28,061	$23,526	$4,535	27,848	23,292	4,556
Plus (less): non-SS adjustments				213	234	(21)
SS Adjusted NOI				$28,061	$23,526	$4,535
Adjusted NOI % change			19.3%
Property count(3)	15	15		15	15
Average occupancy(4)(5)	83.4%	81.1%		83.4%	81.1%
Average occupied units(6)	5,925	5,952		5,929	5,952
Average annual rent per occupied unit	$87,763	$84,247		$87,860	$84,388
_______________________________________
(1)Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the Consolidated Statements of Operations.
(2)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for the definitions of NOI and Adjusted NOI. See Note 13 to the Consolidated Financial Statements for a reconciliation of Adjusted NOI by segment to net income (loss).
(3)From our second quarter 2022 presentation of Same-Store, no properties were added or removed.
(4)Refer to “Non-GAAP Financial Measures” above for the definition of Same-Store. Total Portfolio occupancy excludes any of the following: (i) developments, (ii) significant redevelopments, (iii) newly completed properties under lease-up, and (iv) properties held for sale.
(5)The Total Portfolio and Same-Store increase in average occupancy for the period is primarily due to a decrease in available units from decommissioned senior nursing facility beds.
(6)Represents average occupied units as reported by the operators for the three-month period.
Same-Store Adjusted NOI and Total Portfolio Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees; and
•higher occupancy; partially offset by
•lower business interruption insurance proceeds.

The following table summarizes results at and for the six months ended June 30, 2023 and 2022 (dollars in thousands, except per unit data):

	SS			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Resident fees and services	$257,084	$246,920	$10,164	$257,268	$246,920	$10,348
Government grant income(1)	—	—	—	184	6,762	(6,578)
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	—	—	333	(333)
Operating expenses	(201,888)	(199,232)	(2,656)	(202,779)	(200,165)	(2,614)
Adjustments to NOI(2)	(678)	—	(678)	(678)	—	(678)
Adjusted NOI	$54,518	$47,688	$6,830	53,995	53,850	145
Plus: non-SS adjustments				523	(6,162)	6,685
SS Adjusted NOI				$54,518	$47,688	$6,830
Adjusted NOI % change			14.3%
Property count(3)	15	15		15	15
Average occupancy(4)(5)	83.3%	81.0%		83.3%	81.0%
Average occupied units(6)	5,916	5,946		5,920	5,946
Average annual rent per occupied unit	$86,911	$83,054		$86,976	$85,440
_______________________________________
(1)Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the Consolidated Statements of Operations.
(2)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for the definitions of NOI and Adjusted NOI. See Note 13 to the Consolidated Financial Statements for a reconciliation of Adjusted NOI by segment to net income (loss).
(3)From our second quarter 2022 presentation of Same-Store, no properties were added or removed.
(4)Refer to “Non-GAAP Financial Measures” above for the definition of Same-Store. Total Portfolio occupancy excludes any of the following: (i) developments, (ii) significant redevelopments, (iii) newly completed properties under lease-up, and (iv) properties held for sale.
(5)The Total Portfolio and Same-Store increase in average occupancy for the period is primarily due to a decrease in available units from decommissioned senior nursing facility beds.
(6)Represents average occupied units as reported by the operators for the six-month period.
Same-Store Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees; and
•higher occupancy; partially offset by
•higher costs of insurance, management fees, utilities, food, and repairs and maintenance; and
•lower business interruption insurance proceeds.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned increases to Same-Store, partially offset by decreased government grant income received under the CARES Act.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Interest income	$5,279	$5,493	$(214)	$11,442	$10,987	$455
Interest expense	49,074	41,867	7,207	97,037	79,453	17,584
Depreciation and amortization	197,573	180,489	17,084	376,798	358,222	18,576
General and administrative	25,936	24,781	1,155	50,483	48,612	1,871
Transaction costs	637	612	25	3,062	908	2,154
Impairments and loan loss reserves (recoveries), net	2,607	139	2,468	394	271	123
Gain (loss) on sales of real estate, net	4,885	10,340	(5,455)	86,463	14,196	72,267
Other income (expense), net	1,955	2,861	(906)	2,727	21,177	(18,450)
Income tax benefit (expense)	(1,136)	718	(1,854)	(1,438)	(59)	(1,379)
Equity income (loss) from unconsolidated joint ventures	2,729	382	2,347	4,545	2,466	2,079
Income (loss) from discontinued operations	—	2,992	(2,992)	—	3,309	(3,309)
Noncontrolling interests’ share in continuing operations	(4,300)	(3,955)	(345)	(19,855)	(7,685)	(12,170)
Interest income
Interest income increased for the six months ended June 30, 2023 primarily as a result of higher interest rates, partially offset by principal repayments on loans receivable in 2022 and 2023.
Interest expense
Interest expense increased for the three and six months ended June 30, 2023 primarily as a result of: (i) senior unsecured notes issued during the first half of 2023, (ii) borrowings under the Term Loan Facilities, which were drawn during the fourth quarter of 2022, and (iii) higher interest rates under the commercial paper program, partially offset by lower borrowings on the commercial paper program.
Depreciation and amortization expense
Depreciation and amortization expense increased for the three and six months ended June 30, 2023 primarily as a result of: (i) development and redevelopment projects placed in service during 2022 and 2023 and (ii) assets acquired during 2022. The increase in depreciation and amortization expense for the three and six months ended June 30, 2023 was partially offset by: (i) lower depreciation related to the deconsolidation of seven previously consolidated lab buildings in South San Francisco, California and (ii) dispositions of real estate in 2022 and 2023.
General and administrative expense
General and administrative expenses increased for the three and six months ended June 30, 2023 primarily as a result of severance-related charges associated with certain employee departures during the second quarter of 2023.
Transaction costs
Transaction costs increased for the six months ended June 30, 2023 primarily as a result of expenses incurred in connection with our reorganization to an UPREIT structure in 2023.
Impairments and loan loss reserves (recoveries), net
Impairments and loan loss reserves (recoveries), net increased for the three months ended June 30, 2023 as a result of an increase in loan loss reserves under the current expected credit losses model. The increase in loan loss reserves for the three months ended June 30, 2023 is primarily a result of: (i) macroeconomic conditions and (ii) increased interest rates on variable rate loans, partially offset by principal repayments on seller financing.

Gain (loss) on sales of real estate, net
Gain (loss) on sales of real estate, net increased during the six months ended June 30, 2023 primarily as a result of: (i) the $60 million gain on sale of two lab buildings in Durham, North Carolina, which were sold in January 2023 and (ii) the $21 million gain on sales of two outpatient medical buildings, which were sold in March 2023, partially offset by: (i) the $4 million gain on sale of one lab building, which was sold during the three months ended March 31, 2022 and (ii) the $10 million gain on sales of three outpatient medical buildings and one outpatient medical land parcel, which were sold during the three months ended June 30, 2022. Refer to Note 4 to the Consolidated Financial Statements for additional information regarding dispositions of real estate and the associated gain (loss) on sales recognized.
Other income (expense), net
Other income decreased for the six months ended June 30, 2023 primarily due to: (i) a gain on sale associated with the disposition of a hospital under a DFL in 2022 and (ii) a decrease in government grant income received under the CARES Act in 2023, partially offset by expenses incurred in 2022 for tenant relocation and other costs associated with the demolition of an outpatient medical building.
Income tax benefit (expense)
Income tax expense increased for the three and six months ended June 30, 2023 primarily as a result of an increase in operating income associated with our CCRCs.
Equity income (loss) from unconsolidated joint ventures
Equity income (loss) from unconsolidated joint ventures increased for the three and six months ended June 30, 2023 primarily as a result of increased income from the South San Francisco JVs and the SWF SH JV.
Income (loss) from discontinued operations
Income from discontinued operations decreased for the three and six months ended June 30, 2023 primarily as a result of decreased gain on sales of real estate from the completion of dispositions of our senior housing portfolios.
Noncontrolling interests’ share in continuing operations
Noncontrolling interests’ share in continuing operations increased for the six months ended June 30, 2023 primarily as a result of a gain on sale of an outpatient medical building in a consolidated joint venture that was sold in 2023.
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

Our ability to access the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. Our two senior unsecured delayed draw term loans with an aggregate principal amount of $500 million (the “Term Loan Facilities”) and our Revolving Facility accrue interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin that depends on the credit ratings of our senior unsecured long-term debt. We also pay a facility fee on the entire commitment under our Revolving Facility that depends upon our credit ratings. As of July 26, 2023, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global, and short-term credit ratings of P-2 from Moody’s and A-2 from S&P Global.
A downgrade in credit ratings by Moody’s and S&P Global may have a negative impact on the interest rates and facility fees for our Revolving Facility and Term Loan Facilities and may negatively impact the pricing of notes issued under our commercial paper program and senior unsecured notes. While a downgrade in our credit ratings would adversely impact our cost of borrowing, we believe we would continue to have access to the unsecured debt markets, and we could also seek to enter into one or more secured debt financings, issue additional securities, including under our ATM Program, or dispose of certain assets to fund future operating costs, capital expenditures, or acquisitions, although no assurances can be made in this regard. Refer to “Market Trends and Uncertainties” above for a more comprehensive discussion of the potential impact of economic and market conditions on our business.
Changes in Material Cash Requirements and Off-Balance Sheet Arrangements
Debt. Our material cash requirements related to debt increased by $71 million to $6.6 billion at June 30, 2023, when compared to December 31, 2022, primarily as a result of the January 2023 and May 2023 issuances of $750 million aggregate principal amount of 5.25% senior unsecured notes due 2032, partially offset by repayments of notes under our commercial paper program. As of June 30, 2023, we had $5.4 billion of senior unsecured notes and $329 million outstanding under our commercial paper program. See Note 9 to the Consolidated Financial Statements for additional information about our debt commitments.
Development and redevelopment commitments. Our material cash requirements related to development and redevelopment projects and Company-owned tenant improvements decreased by $64 million, to $188 million at June 30, 2023, when compared to December 31, 2022, primarily as a result of construction spend on and completion of existing projects in the first half of 2023 thereby decreasing the remaining commitment.
Construction loan commitments. Due to the terms of our SHOP seller financing notes receivable, as of June 30, 2023, we are obligated to provide additional loans up to $40 million to fund senior housing redevelopment capital expenditure projects. There was no change in our material cash requirements to provide this additional funding from December 31, 2022 to June 30, 2023. See Note 6 to the Consolidated Financial Statements for additional information.
Redeemable noncontrolling interests. Our material cash requirements related to redeemable noncontrolling interests decreased by $42 million to $64 million at June 30, 2023, when compared to December 31, 2022. Certain of our noncontrolling interest holders have the ability to put their equity interests to us upon specified events or after the passage of a predetermined period of time. Each put option is subject to changes in redemption value in the event that the underlying property generates specified returns for us and meets certain promote thresholds pursuant to the respective agreements. As of June 30, 2023, one of the redeemable noncontrolling interests has met the conditions for redemption, but was not yet exercised. See Note 11 to the Consolidated Financial Statements for additional information.
Distribution and Dividend Requirements. There have been no changes to our distribution and dividend requirements during the six months ended June 30, 2023.
Off-Balance Sheet Arrangements. We own interests in certain unconsolidated joint ventures as described in Note 7 to the Consolidated Financial Statements. Two of these joint ventures have mortgage debt of $88 million, of which our share is $40 million. Except in limited circumstances, our risk of loss is limited to our investment in the joint ventures.
There have been no other material changes, outside of the ordinary course of business, during the six months ended June 30, 2023 to the material cash requirements or material off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 under “Material Cash Requirements” and “Off-Balance Sheet Arrangements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cash Flow Summary
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Net cash provided by (used in) operating activities	$471,737	$449,668	$22,069
Net cash provided by (used in) investing activities	(138,669)	(461,136)	322,467
Net cash provided by (used in) financing activities	(299,377)	(72,082)	(227,295)
Operating Cash Flows
Our cash flows from operations are dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors. Our net cash provided by operating activities increased $22 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily as a result of: (i) developments and redevelopments placed in service during 2022 and 2023, (ii) annual rent increases, (iii) higher nonrefundable entrance fee collections, and (iv) new leasing and renewal activity. The increase in net cash provided by operating activities was partially offset by: (i) an increase in interest expense and (ii) an increase in property operating expenses.
Investing Cash Flows
Our cash flows from investing activities are generally used to fund acquisitions, developments, and redevelopments of real estate assets, net of proceeds received from sales of real estate assets, sales of DFLs, and repayments on loans receivable. Our net cash used in investing activities decreased $322 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily as a result of the following: (i) a reduction in acquisitions of real estate assets, (ii) an increase in proceeds from principal repayments on loans receivable and marketable debt securities, and (iii) an increase in proceeds from the sales of real estate assets. The decrease in cash used by investing activities was partially offset by: (i) development and redevelopment of real estate assets and (ii) higher contributions to unconsolidated joint ventures to fund redevelopments of unconsolidated assets.
Financing Cash Flows
Our cash flows from financing activities are generally impacted by issuances of equity, borrowings and repayments under our bank line of credit and commercial paper program, senior unsecured notes, term loans, and mortgage debt, net of dividends paid to common shareholders. Our net cash used in financing activities increased $227 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily as a result of the following: (i) net repayments under the bank line of credit and commercial paper program and (ii) increased distributions to noncontrolling interests. The increase in net cash used in financing activities was partially offset by proceeds received from the senior unsecured notes issuances in January 2023 and May 2023.
Debt
In January 2023 and May 2023, we completed public offerings of $750 million aggregate principal amount of 5.25% senior unsecured notes due 2032.
In February 2023, the Revolving Facility was amended to change the interest rate benchmark from LIBOR to SOFR.
Also in February 2023, the agreements associated with $142 million of variable rate mortgage debt were amended to change the interest rate benchmarks from LIBOR to SOFR, effective March 2023. Concurrently, we modified the related interest rate swap instruments to reflect the change in the interest rate benchmarks from LIBOR to SOFR.
See Note 9 to the Consolidated Financial Statements for additional information about our outstanding debt.

Approximately 95% and 77% of our consolidated debt was fixed rate debt as of June 30, 2023 and 2022, respectively. At June 30, 2023, our fixed rate debt and variable rate debt had weighted average interest rates of 3.70% and 5.49%, respectively. At June 30, 2022, our fixed rate debt and variable rate debt had weighted average interest rates of 3.45% and 1.96%, respectively. As of June 30, 2023, we had $142 million of variable rate mortgage debt and the $500 million Term Loan Facilities swapped to fixed rates through interest rate swap instruments. These interest rate swap instruments are designated as cash flow hedges. For purposes of classification of the amounts above, variable rate debt with a derivative financial instrument designated as a cash flow hedge is reported as fixed rate debt due to us having effectively established a fixed interest rate for the underlying debt instrument. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
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
Equity
At June 30, 2023, we had 547 million shares of common stock outstanding, equity totaled $7.1 billion, and our equity securities had a market value of $11.1 billion.
At-The-Market Program
In February 2023, in connection with the Reorganization, we terminated our previous at-the-market equity offering program and established a new at-the-market equity offering program (the “ATM Program”) that allows for the sale of shares of common stock having an aggregate gross sales price of up to $1.5 billion. In addition to the issuance and sale of shares of our common stock, we may also enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of our shares of common stock under our ATM Program.
During the three and six months ended June 30, 2023, we did not issue any shares of our common stock under any ATM program.
At June 30, 2023, $1.5 billion of our common stock remained available for sale under the ATM Program. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any shares under our ATM Program.
See Note 11 to the Consolidated Financial Statements for additional information about our ATM Program.
Noncontrolling Interests
Healthpeak OP. Immediately following the Reorganization, Healthpeak Properties, Inc. was the initial sole member and 100% owner of Healthpeak OP. Subsequent to the Reorganization, certain of our employees (“OP Unitholders”) were issued approximately 2 million noncontrolling, non-managing member units in Healthpeak OP (“OP Units”). When certain conditions are met, the OP Unitholders have the right to require redemption of part or all of their OP Units for cash or shares of our common stock, at our option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of our common stock or cash equal to the fair value of a share of common stock at the time of redemption. We classify the OP Units in permanent equity because we may elect, in our sole discretion, to issue shares of our common stock to OP Unitholders who choose to redeem their OP Units rather than using cash. None of the outstanding OP Units met the criteria for redemption as of June 30, 2023.
DownREITs. At June 30, 2023, non-managing members held an aggregate of five million units in seven limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At June 30, 2023, the outstanding DownREIT units were convertible into approximately seven million shares of our common stock.

Share Repurchase Program
On August 1, 2022, our Board of Directors approved the Share Repurchase Program under which we may acquire shares of our common stock in the open market up to an aggregate purchase price of $500 million. Purchases of common stock under the Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The Share Repurchase Program expires in August 2024 and may be suspended or terminated at any time without prior notice. During the year ended December 31, 2022, we repurchased 2.1 million shares of our common stock at a weighted average price of $27.16 per share for a total of $56 million. During the three and six months ended June 30, 2023, there were no repurchases under the Share Repurchase Program. Therefore, at June 30, 2023, $444 million of our common stock remained available for repurchase under the Share Repurchase Program.
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

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Nareit FFO, FFO as Adjusted, and AFFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) applicable to common shares	$51,750	$68,057	$169,449	$137,693
Real estate related depreciation and amortization	197,573	180,489	376,798	358,222
Healthpeak’s share of real estate related depreciation and amortization from unconsolidated joint ventures	5,893	5,210	11,887	10,345
Noncontrolling interests’ share of real estate related depreciation and amortization	(4,685)	(4,844)	(9,470)	(9,685)
Loss (gain) on sales of depreciable real estate, net	(4,885)	(12,903)	(86,463)	(16,688)
Healthpeak’s share of loss (gain) on sales of depreciable real estate, net, from unconsolidated joint ventures	—	129	—	(150)
Noncontrolling interests’ share of gain (loss) on sales of depreciable real estate, net	—	—	11,546	12
Loss (gain) upon change of control, net	(234)	—	(234)	—
Taxes associated with real estate dispositions	—	16	—	(166)
Nareit FFO applicable to common shares	245,412	236,154	473,513	479,583
Distributions on dilutive convertible units and other	2,342	2,352	4,687	4,704
Diluted Nareit FFO applicable to common shares	$247,754	$238,506	$478,200	$484,287

Weighted average shares outstanding - diluted Nareit FFO	554,584	547,132	554,494	547,018

Impact of adjustments to Nareit FFO:
Transaction-related items	$581	$596	$2,944	$893
Other impairments (recoveries) and other losses (gains), net(1)	2,432	139	1,159	(8,770)
Restructuring and severance-related charges	1,368	—	1,368	—
Casualty-related charges (recoveries), net(2)	(591)	(411)	(243)	(411)
Total adjustments	$3,790	$324	$5,228	$(8,288)

FFO as Adjusted applicable to common shares	$249,202	$236,478	$478,741	$471,295
Distributions on dilutive convertible units and other	2,338	2,351	4,680	4,719
Diluted FFO as Adjusted applicable to common shares	$251,540	$238,829	$483,421	$476,014

Weighted average shares outstanding - diluted FFO as Adjusted	554,584	547,132	554,494	547,018

FFO as Adjusted applicable to common shares	$249,202	$236,478	$478,741	$471,295
Stock-based compensation amortization expense	4,245	5,300	7,532	10,021
Amortization of deferred financing costs	2,954	2,689	5,774	5,377
Straight-line rents(3)	(4,683)	(12,713)	(5,431)	(23,872)
AFFO capital expenditures	(19,444)	(27,906)	(42,233)	(50,745)
Deferred income taxes	(242)	(1,188)	(503)	(927)
Amortization of above (below) market lease intangibles, net	(8,838)	(5,885)	(14,641)	(11,653)
Other AFFO adjustments	(2,339)	(1,180)	(730)	(1,871)
AFFO applicable to common shares	220,855	195,595	428,509	397,625
Distributions on dilutive convertible units and other	2,342	1,649	4,686	3,296
Diluted AFFO applicable to common shares	$223,197	$197,244	$433,195	$400,921

Weighted average shares outstanding - diluted AFFO	554,584	545,307	554,494	545,193
Refer to footnotes on the next page.

_______________________________________
(1)The six months ended June 30, 2022 includes the following, which are included in other income (expense), net in the Consolidated Statements of Operations: (i) a $23 million gain on sale of a hospital under a direct financing lease and (ii) $14 million of expenses incurred for tenant relocation and other costs associated with the demolition of an outpatient medical building. The three and six months ended June 30, 2023 and 2022 include reserves for loan losses recognized in impairments and loan loss reserves (recoveries), net in the Consolidated Statements of Operations.
(2)Casualty-related charges (recoveries), net are recognized in other income (expense), net and equity income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations.
(3)The six months ended June 30, 2023 includes a $9 million write-off of straight-line rent receivable associated with Sorrento Therapeutics, Inc., which commenced voluntary reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. This activity is reflected as a reduction of rental and related revenues in the Consolidated Statements of Operations.
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of critical accounting estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A discussion of accounting estimates that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements. There have been no significant changes to our critical accounting estimates during the three and six months ended June 30, 2023.

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
To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves of our derivative portfolio in order to determine the change in fair value. At June 30, 2023, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by approximately $20 million.
Interest Rate Risk. At June 30, 2023, our exposure to interest rate risk was primarily on our variable rate debt. At June 30, 2023, $142 million of our variable rate mortgage debt and our $500 million Term Loan Facilities were swapped to fixed rates through interest rate swap instruments. The interest rate swap instruments are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable rate debt to fixed interest rates. At June 30, 2023, both the fair value and carrying value of the interest rate swap instruments were $33 million.
Our remaining variable rate debt at June 30, 2023 was comprised of borrowings under our commercial paper program and certain of our mortgage debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. Interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2023, a one percentage point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $248 million and a one percentage point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $265 million. These changes would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point increase in the interest rates related to our variable rate debt, and assuming no other changes in the outstanding balance at June 30, 2023, our annual interest expense would increase by approximately $3 million. Lastly, assuming a one percentage point decrease in the interest rates related to our variable rate loans receivable, and assuming no other changes in the outstanding balance at June 30, 2023, our annual interest income would decrease by approximately $2 million.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.  Risk Factors
We have described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, the primary risk factors that could materially affect our business, financial condition, or future results. There were no material changes to our risk factors during the quarter ended June 30, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)
None.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf during the three months ended June 30, 2023.

Period Covered	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
April 1-30, 2023	—	$—	—	$444,018,701
May 1-31, 2023	362	20.23	—	444,018,701
June 1-30, 2023	—	—	—	444,018,701
	362	$20.23	—	$444,018,701
_______________________________________
(1)Represents shares of our common stock withheld under our equity incentive plans to offset tax withholding obligations that occur upon vesting of restricted stock units. The value of the shares withheld is based on the closing price of our common stock on the last trading day prior to the date the relevant transaction occurred.
(2)On August 1, 2022, our Board of Directors approved the Share Repurchase Program under which we may acquire shares of our common stock in the open market up to an aggregate purchase price of $500 million. Purchases of common stock under the Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The Share Repurchase Program expires in August 2024 and may be suspended or terminated at any time without prior notice. During the year ended December 31, 2022, we repurchased 2.1 million shares of our common stock at a weighted average price of $27.16 per share. During the three and six months ended June 30, 2023, there were no repurchases, therefore, at June 30, 2023, $444 million of our common stock remained available for repurchase under the Share Repurchase Program. Amounts do not include the shares of our common stock withheld under our equity incentive plans to offset tax withholding obligations as discussed in footnote 1.
Item 5. Other Information
During the three months ended June 30, 2023, none of our directors or Section 16 officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.

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

4.1
Fifteenth Supplemental Indenture, dated as of May 10, 2023, among Healthpeak OP, LLC, as issuer, Healthpeak Properties, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Healthpeak’s Current Report on Form 8-K filed May 10, 2023).

4.2	Form of 5.250% Senior Notes due 2032, including the form of Notation of Guarantee (incorporated herein by reference to Exhibit 4.2 to Healthpeak’s Current Report on Form 8-K filed May 10, 2023).

10.1†	Healthpeak Properties, Inc. 2023 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Healthpeak’s Current Report on Form 8-K filed April 27, 2023).

22.1*	List of Issuers of Guaranteed Securities.

31.1*	Certification by Scott M. Brinker, Healthpeak’s Principal Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2*	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

32.1**	Certification by Scott M. Brinker, Healthpeak’s Principal Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2**	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date: July 28, 2023	Healthpeak Properties, Inc.

/s/ SCOTT M. BRINKER
Scott M. Brinker
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PETER A. SCOTT
Peter A. Scott
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)