Form 10-Q
period 2023-09-30
HEALTHPEAK PROPERTIES, INC.
filed 2023-10-30
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 27, 2023, there were 547,074,354 shares of the registrant’s $1.00 par value common stock outstanding.

HEALTHPEAK PROPERTIES, INC.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Real estate:
Buildings and improvements	$13,097,282	$12,784,078
Development costs and construction in progress	863,341	760,355
Land and improvements	2,657,602	2,667,188
Accumulated depreciation and amortization	(3,498,077)	(3,188,138)
Net real estate	13,120,148	13,023,483
Loans receivable, net of reserves of $8,023 and $8,280	225,881	374,832
Investments in and advances to unconsolidated joint ventures	745,381	706,677
Accounts receivable, net of allowance of $2,077 and $2,399	59,085	53,436
Cash and cash equivalents	63,478	72,032
Restricted cash	50,449	54,802
Intangible assets, net	339,191	418,061
Assets held for sale, net	8,277	49,866
Right-of-use asset, net	233,480	237,318
Other assets, net	757,164	780,722
Total assets	$15,602,534	$15,771,229

LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$424,000	$995,606
Term loans	496,603	495,957
Senior unsecured notes	5,401,461	4,659,451
Mortgage debt	342,349	346,599
Intangible liabilities, net	133,668	156,193
Liabilities related to assets held for sale, net	39	4,070
Lease liability	204,762	208,515
Accounts payable, accrued liabilities, and other liabilities	687,650	772,485
Deferred revenue	879,174	844,076
Total liabilities	8,569,706	8,482,952

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests	49,016	105,679

Common stock, $1.00 par value: 750,000,000 shares authorized; 547,072,311 and 546,641,973 shares issued and outstanding	547,072	546,642
Additional paid-in capital	10,401,994	10,349,614
Cumulative dividends in excess of earnings	(4,528,508)	(4,269,689)
Accumulated other comprehensive income (loss)	36,747	28,134
Total stockholders’ equity	6,457,305	6,654,701
Joint venture partners	313,402	327,721
Non-managing member unitholders	213,105	200,176
Total noncontrolling interests	526,507	527,897
Total equity	6,983,812	7,182,598
Total liabilities and equity	$15,602,534	$15,771,229
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rental and related revenues	$417,075	$392,301	$1,219,473	$1,149,530
Resident fees and services	133,808	122,142	391,076	369,062
Interest income	5,360	5,963	16,802	16,950
Income from direct financing leases	—	—	—	1,168
Total revenues	556,243	520,406	1,627,351	1,536,710
Costs and expenses:
Interest expense	50,510	44,078	147,547	123,531
Depreciation and amortization	184,559	173,190	561,357	531,412
Operating	232,734	220,208	677,659	642,499
General and administrative	23,093	24,549	73,576	73,161
Transaction costs	36	728	3,098	1,636
Impairments and loan loss reserves (recoveries), net	(550)	3,407	(156)	3,678
Total costs and expenses	490,382	466,160	1,463,081	1,375,917
Other income (expense):
Gain (loss) on sales of real estate, net	—	(4,149)	86,463	10,047
Other income (expense), net	1,481	305,678	4,208	326,855
Total other income (expense), net	1,481	301,529	90,671	336,902
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	67,342	355,775	254,941	497,695
Income tax benefit (expense)	(787)	3,834	(2,225)	3,775
Equity income (loss) from unconsolidated joint ventures	2,101	(325)	6,646	2,141
Income (loss) from continuing operations	68,656	359,284	259,362	503,611
Income (loss) from discontinued operations	—	(1,298)	—	2,011
Net income (loss)	68,656	357,986	259,362	505,622
Noncontrolling interests’ share in continuing operations	(4,442)	(4,016)	(24,297)	(11,701)
Net income (loss) attributable to Healthpeak Properties, Inc.	64,214	353,970	235,065	493,921
Participating securities’ share in earnings	(166)	(604)	(1,568)	(2,523)
Net income (loss) applicable to common shares	$64,048	$353,366	$233,497	$491,398

Basic earnings (loss) per common share:
Continuing operations	$0.12	$0.66	$0.43	$0.91
Discontinued operations	—	0.00	—	0.00
Net income (loss) applicable to common shares	$0.12	$0.66	$0.43	$0.91
Diluted earnings (loss) per common share:
Continuing operations	$0.12	$0.65	$0.43	$0.91
Discontinued operations	—	0.00	—	0.00
Net income (loss) applicable to common shares	$0.12	$0.65	$0.43	$0.91
Weighted average shares outstanding:
Basic	547,062	538,417	546,978	539,105
Diluted	547,331	546,015	547,247	544,852
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$68,656	$357,986	$259,362	$505,622
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	5,230	30,744	8,421	32,373
Change in Supplemental Executive Retirement Plan obligation and other	64	100	192	300
Total other comprehensive income (loss)	5,294	30,844	8,613	32,673
Total comprehensive income (loss)	73,950	388,830	267,975	538,295
Total comprehensive (income) loss attributable to noncontrolling interests’ share in continuing operations	(4,442)	(4,016)	(24,297)	(11,701)
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$69,508	$384,814	$243,678	$526,594
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands, except per share data)
(Unaudited)
For the three months ended September 30, 2023:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
July 1, 2023	547,053	$547,053	$10,384,982	$(4,428,423)	$31,453	$6,535,065	$526,796	$7,061,861	$63,792
Net income (loss)	—	—	—	64,214	—	64,214	4,282	68,496	160
Other comprehensive income (loss)	—	—	—	—	5,294	5,294	—	5,294	—
Issuance of common stock, net	20	20	308	—	—	328	—	328	—
Repurchase of common stock	(1)	(1)	(13)	—	—	(14)	—	(14)	—
Stock-based compensation	—	—	1,782	—	—	1,782	2,572	4,354	—
Common dividends ($0.30 per share)	—	—	—	(164,299)	—	(164,299)	—	(164,299)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,316)	(7,316)	(73)
Contributions from noncontrolling interests	—	—	—	—	—	—	173	173	72
Adjustments to redemption value of redeemable noncontrolling interests	—	—	14,935	—	—	14,935	—	14,935	(14,935)
September 30, 2023	547,072	$547,072	$10,401,994	$(4,528,508)	$36,747	$6,457,305	$526,507	$6,983,812	$49,016
For the three months ended September 30, 2022:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
July 1, 2022	539,580	$539,580	$10,073,712	$(4,306,762)	$(1,318)	$6,305,212	$535,176	$6,840,388	$115,877
Net income (loss)	—	—	—	353,970	—	353,970	4,003	357,973	13
Other comprehensive income (loss)	—	—	—	—	30,844	30,844	—	30,844	—
Issuance of common stock, net	16	16	359	—	—	375	—	375	—
Repurchase of common stock	(2,062)	(2,062)	(53,966)	—	—	(56,028)	—	(56,028)	—
Stock-based compensation	—	—	6,030	—	—	6,030	—	6,030	—
Common dividends ($0.30 per share)	—	—	—	(162,014)	—	(162,014)	—	(162,014)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,374)	(7,374)	(42)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	307
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(11,428)	—	—	(11,428)	—	(11,428)	11,428
September 30, 2022	537,534	$537,534	$10,014,707	$(4,114,806)	$29,526	$6,466,961	$531,805	$6,998,766	$127,583

For the nine months ended September 30, 2023:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2023	546,642	$546,642	$10,349,614	$(4,269,689)	$28,134	$6,654,701	$527,897	$7,182,598	$105,679
Net income (loss)	—	—	—	235,065	—	235,065	23,824	258,889	473
Other comprehensive income (loss)	—	—	—	—	8,613	8,613	—	8,613	—
Issuance of common stock, net	662	662	23	—	—	685	—	685	—
Conversion of DownREIT units to common stock	7	7	216	—	—	223	(223)	—	—
Repurchase of common stock	(239)	(239)	(6,249)	—	—	(6,488)	—	(6,488)	—
Stock-based compensation	—	—	1,161	—	—	1,161	13,152	14,313	—
Common dividends ($0.90 per share)	—	—	—	(493,884)	—	(493,884)	—	(493,884)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(38,316)	(38,316)	(199)
Contributions from noncontrolling interests	—	—	—	—	—	—	173	173	292
Adjustments to redemption value of redeemable noncontrolling interests	—	—	57,229	—	—	57,229	—	57,229	(57,229)
September 30, 2023	547,072	$547,072	$10,401,994	$(4,528,508)	$36,747	$6,457,305	$526,507	$6,983,812	$49,016
For the nine months ended September 30, 2022:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2022	539,097	$539,097	$10,100,294	$(4,120,774)	$(3,147)	$6,515,470	$543,290	$7,058,760	$87,344
Net income (loss)	—	—	—	493,921	—	493,921	11,663	505,584	38
Other comprehensive income (loss)	—	—	—	—	32,673	32,673	—	32,673	—
Issuance of common stock, net	847	847	184	—	—	1,031	—	1,031	—
Repurchase of common stock	(2,410)	(2,410)	(65,232)	—	—	(67,642)	—	(67,642)	—
Stock-based compensation	—	—	18,895	—	—	18,895	—	18,895	—
Common dividends ($0.90 per share)	—	—	—	(487,953)	—	(487,953)	—	(487,953)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(23,148)	(23,148)	(127)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	894
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(39,434)	—	—	(39,434)	—	(39,434)	39,434
September 30, 2022	537,534	$537,534	$10,014,707	$(4,114,806)	$29,526	$6,466,961	$531,805	$6,998,766	$127,583
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$259,362	$505,622
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate, in-place lease, and other intangibles	561,357	531,412
Stock-based compensation amortization expense	10,966	14,635
Amortization of deferred financing costs	8,828	8,069
Straight-line rents	(12,710)	(36,837)
Amortization of nonrefundable entrance fees and above (below) market lease intangibles	(81,359)	(75,635)
Equity loss (income) from unconsolidated joint ventures	(6,646)	(2,205)
Distributions of earnings from unconsolidated joint ventures	633	708
Loss (gain) on sale of real estate under direct financing leases	—	(22,693)
Deferred income tax expense (benefit)	(1,243)	(5,199)
Impairments and loan loss reserves (recoveries), net	(156)	3,678
Loss (gain) on sales of real estate, net	(86,463)	(11,408)
Loss (gain) upon change of control, net	(234)	(311,438)
Casualty-related loss (recoveries), net	(759)	6,457
Other non-cash items	4,119	(1,029)
Changes in:
Decrease (increase) in accounts receivable and other assets, net	(9,041)	(2,751)
Increase (decrease) in accounts payable, accrued liabilities, and deferred revenue	78,340	91,920
Net cash provided by (used in) operating activities	724,994	693,306
Cash flows from investing activities:
Acquisitions of real estate	(15,735)	(159,199)
Development, redevelopment, and other major improvements of real estate	(582,494)	(616,803)
Leasing costs, tenant improvements, and recurring capital expenditures	(66,264)	(75,103)
Proceeds from sales of real estate, net	141,743	47,797
Proceeds from the South San Francisco JVs transaction, net	—	125,985
Investments in unconsolidated joint ventures	(48,486)	(9,259)
Distributions in excess of earnings from unconsolidated joint ventures	14,980	8,746
Proceeds from insurance recovery	20,929	—
Proceeds from sales/principal repayments on loans receivable, direct financing leases, and marketable debt securities	184,299	105,040
Investments in loans receivable and other	(10,058)	(5,317)
Net cash provided by (used in) investing activities	(361,086)	(578,113)
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	7,799,005	12,220,955
Repayments under bank line of credit and commercial paper	(8,370,611)	(11,801,597)
Issuances and borrowings of term loans, senior unsecured notes, and mortgage debt	743,778	—
Repayments and repurchases of term loans, senior unsecured notes, and mortgage debt	(3,928)	(3,759)
Payments for deferred financing costs	(7,322)	(4,171)
Issuance of common stock and exercise of options, net of offering costs	(262)	38
Repurchase of common stock	(6,488)	(67,642)
Dividends paid on common stock	(492,937)	(486,960)
Distributions to and purchase of noncontrolling interests	(38,515)	(23,275)
Contributions from and issuance of noncontrolling interests	465	894
Net cash provided by (used in) financing activities	(376,815)	(165,517)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(12,907)	(50,324)
Cash, cash equivalents, and restricted cash, beginning of period	126,834	219,448
Cash, cash equivalents, and restricted cash, end of period	$113,927	$169,124
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
The consolidated financial statements include the accounts of Healthpeak Properties, Inc., its wholly-owned subsidiaries, joint ventures (“JVs”), and variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations, and cash flows have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC.
Government Grant Income
On March 27, 2020, the federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide financial aid to individuals, businesses, and state and local governments. During the nine months ended September 30, 2023 and the three and nine months ended September 30, 2022, the Company received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the coronavirus pandemic. Grant income is recognized to the extent that qualifying expenses and lost revenues exceed grants received and the Company will comply with all conditions attached to the grant. As of September 30, 2023, the amount of qualifying expenditures and lost revenue exceeded grant income recognized and the Company believes it has complied and will continue to comply with all grant conditions. In the event of non-compliance, all such amounts received are subject to recapture.

The following table summarizes information related to government grant income received and recognized by the Company (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Government grant income recorded in other income (expense), net	$—	$4	$184	$6,765
Government grant income recorded in equity income (loss) from unconsolidated joint ventures	—	183	229	831
Government grant income recorded in income (loss) from discontinued operations	—	10	—	216
Total government grants received	$—	$197	$413	$7,812
Discontinued Operations
Senior Housing Triple-Net and Senior Housing Operating Portfolio Dispositions
In 2020, the Company concluded that the dispositions of its senior housing triple-net and Senior Housing Operating Property (“SHOP”) portfolios represented a strategic shift that had a major effect on its operations and financial results. Therefore, the results of senior housing triple-net and SHOP assets are classified as discontinued operations in all periods presented herein. See Note 4 for further information.
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
Wylie Outpatient Medical Building
In April 2023, the Company acquired the remaining 80% interest in one of the outpatient medical buildings in the Ventures IV unconsolidated joint venture for $4 million (see Note 7). Concurrent with the acquisition, the Company began consolidating the building and recognized a gain upon change of control of $0.2 million, which is recorded in other income (expense), net.
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
Development Activities
The Company’s commitments, which are primarily related to development and redevelopment projects and Company-owned tenant improvements, decreased by $128 million to $124 million at September 30, 2023, when compared to December 31, 2022, primarily as a result of construction spend on and completion of existing projects in the first three quarters of 2023, thereby decreasing the remaining commitment.
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
Held for Sale and Discontinued Operations
As of September 30, 2023, one outpatient medical building was classified as held for sale, with a carrying value of $8 million, primarily comprised of net real estate assets. As of September 30, 2023, liabilities related to the asset held for sale were de minimis. As of December 31, 2022, two lab buildings were classified as held for sale, with an aggregate carrying value of $50 million, primarily comprised of net real estate assets of $44 million. As of December 31, 2022, liabilities related to these assets held for sale were $4 million. These two lab buildings were sold in January 2023, as discussed above.
In 2020, the Company concluded that the dispositions of its senior housing triple-net and SHOP portfolios represented a strategic shift that had a major effect on its operations and financial results. Therefore, the results of senior housing triple-net and SHOP assets are classified as discontinued operations in all periods presented herein.
At each of September 30, 2023 and December 31, 2022, the total assets and total liabilities classified as discontinued operations were zero.

The results of discontinued operations during the three and nine months ended September 30, 2023 and 2022 are presented below (in thousands) and are included in the consolidated results of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Resident fees and services	$—	$1,284	$—	$6,765
Total revenues	—	1,284	—	6,765
Costs and expenses:
Operating	—	1,334	—	6,451
Total costs and expenses	—	1,334	—	6,451
Other income (expense):
Gain (loss) on sales of real estate, net	—	(1,131)	—	1,361
Other income (expense), net	—	(7)	—	12
Total other income (expense), net	—	(1,138)	—	1,373
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	—	(1,188)	—	1,687
Income tax benefit (expense)	—	(110)	—	260
Equity income (loss) from unconsolidated joint ventures	—	—	—	64
Income (loss) from discontinued operations	$—	$(1,298)	$—	$2,011
Impairments of Real Estate
During the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any impairment charges.
Other Losses
During the nine months ended September 30, 2022, the Company recognized $14 million of expenses within other income (expense), net on the Consolidated Statements of Operations for tenant relocation and other costs associated with the demolition of an outpatient medical building.
NOTE 5.  Leases

Lease Income
The following table summarizes the Company’s lease income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed income from operating leases	$317,106	$298,680	$923,285	$882,700
Variable income from operating leases	99,969	93,621	296,188	266,830
Interest income from direct financing leases	—	—	—	1,168
Direct Financing Leases
2022 Direct Financing Lease Sale
During the first quarter of 2022, the Company sold its remaining hospital under a direct financing lease (“DFL”) for $68 million and recognized a gain on sale of $23 million, which is included in other income (expense), net. Therefore, at September 30, 2023 and December 31, 2022, the Company had no leases classified as a DFL.

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
Tenant Updates
During the first quarter of 2023, the Company wrote off $9 million of straight-line rent receivable associated with four in-place operating leases with Sorrento Therapeutics, Inc. (“Sorrento”), which commenced voluntary reorganization proceedings (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code during the period. This write-off was recognized as a reduction in rental and related revenues on the Consolidated Statements of Operations. Subsequent to the write-off, revenue related to this tenant is recognized on a cash basis. Sorrento also had a single development lease with the Company, but had not taken occupancy at the time of the Filing. During the second quarter of 2023, the U.S. Bankruptcy Court approved Sorrento’s rejection of the development lease, resulting in termination of the lease. The Company filed a proof of claim for related damages, $2 million of which was received by the Company by drawing on Sorrento’s letter of credit during the three months ended June 30, 2023. These cash proceeds of $2 million were recognized as lease termination fee income, which is included in rental and related revenues on the Consolidated Statements of Operations for the nine months ended September 30, 2023. Given the nature of bankruptcy proceedings, the probability, timing, or amount of the additional proceeds, if any, that the Company may ultimately receive in connection with the claim is uncertain. Accordingly, the Company has not recorded any estimated recoveries associated with this claim as of September 30, 2023.
In October 2023, the Company amended its lease with Graphite Bio, Inc. (“Graphite Bio”) at one of its lab buildings in South San Francisco, California. Under the terms of the amended lease agreement, Graphite Bio’s lease expiration date was accelerated from April 2033 to December 2024 in exchange for an upfront cash payment of $37 million. This cash payment is inclusive of termination and related fees and the prepayment of Graphite Bio's contractual rent through the amended term. The $37 million will be recognized as rental and related revenues on the Consolidated Statements of Operations on a straight-line basis through the amended term of the lease.
NOTE 6.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	September 30, 2023	December 31, 2022
Secured loans(1)	$192,187	$350,837
CCRC resident loans	42,215	33,083
Unamortized discounts and fees	(498)	(808)
Reserve for loan losses	(8,023)	(8,280)
Loans receivable, net	$225,881	$374,832
_______________________________________
(1)At September 30, 2023 and December 31, 2022, the Company had $36 million and $40 million, respectively, remaining of commitments to fund additional loans for senior housing redevelopment and capital expenditure projects.
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

In June 2021, February 2022, July 2022, and December 2022, the Company received principal repayments of $246 million, $8 million, $27 million, and $10 million, respectively, in conjunction with the disposition of the underlying collateral. In connection with these principal repayments, the additional financing available was reduced to $40 million, of which $4 million had been funded as of September 30, 2023. At September 30, 2023 and December 31, 2022, this secured loan had an outstanding principal balance of $124 million and $120 million, respectively.
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
Also in May 2023, the interest rate on one secured loan with an outstanding balance of $21 million was converted from a variable rate based on LIBOR to a variable rate based on Term SOFR (plus a 10 basis point adjustment related to SOFR transition). In October 2023, the Company received full repayment of the outstanding balance of this $21 million secured loan.
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
CCRC Resident Loans
For certain residents that qualify, CCRCs may offer to lend residents the necessary funds to satisfy the entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. The loans are due upon sale of the resident’s previous home. At September 30, 2023 and December 31, 2022, the Company held $42 million and $33 million, respectively, of such notes receivable.
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

The following table summarizes, by year of origination, the Company’s internal ratings for loans receivable, net of unamortized discounts, fees, and reserves for loan losses, as of September 30, 2023 (in thousands):

Investment Type	Year of Origination						Total
	2023	2022	2021(1)	2020	2019	Prior
Secured loans
Risk rating:
Performing loans	$—	$—	$167,736	$15,930	$—	$—	$183,666
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total secured loans	$—	$—	$167,736	$15,930	$—	$—	$183,666
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
CCRC resident loans
Risk rating:
Performing loans	$38,701	$3,514	$—	$—	$—	$—	$42,215
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total CCRC resident loans	$38,701	$3,514	$—	$—	$—	$—	$42,215
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
_______________________________________
(1)Additional financing funded on the Sunrise Senior Housing Portfolio Seller Financing (as discussed above) is included in the year of origination of the initial financing.
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

The following table summarizes the Company’s reserve for loan losses (in thousands):

	September 30, 2023			December 31, 2022
	Secured Loans	Other(1)	Total	Secured Loans	Other(1)	Total
Reserve for loan losses, beginning of period	$8,280	$—	$8,280	$1,804	$9	$1,813
Provision for expected loan losses	2,539	—	2,539	6,527	7	6,534
Expected loan losses (recoveries) related to loans sold or repaid	(2,796)	—	(2,796)	(51)	(16)	(67)
Reserve for loan losses, end of period	$8,023	$—	$8,023	$8,280	$—	$8,280
_______________________________________
(1)Includes CCRC resident loans and other loan activity.
Additionally, at September 30, 2023 and December 31, 2022, a liability of $0.9 million and $0.8 million, respectively, related to expected credit losses for unfunded loan commitments was included in accounts payable, accrued liabilities, and other liabilities.
The change in the reserve for expected loan losses during the nine months ended September 30, 2023 is primarily due to principal repayments on seller financing, increased interest rates on variable rate loans, and macroeconomic conditions.
NOTE 7.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

				Carrying Amount
				September 30,	December 31,
Entity(1)	Segment	Property Count(2)	Ownership %(2)	2023	2022
South San Francisco JVs(3)	Lab	7	70	$357,209	$309,969
SWF SH JV	Other	19	54	333,980	345,978
Lab JV	Lab	1	49	30,483	26,601
Needham Land Parcel JV(4)	Lab	—	38	15,733	15,391
Outpatient Medical JVs(5)	Outpatient medical	2	20 - 67	7,976	8,738
				$745,381	$706,677
_______________________________________
(1)These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)Property counts and ownership percentages are as of September 30, 2023.
(3)Includes seven unconsolidated lab joint ventures in South San Francisco, California in which the Company holds a 70% ownership percentage in each joint venture. These joint ventures have been aggregated herein due to similarity of the investments and operations. See “South San Francisco JVs” below for further information.
(4)Land held for development is excluded from the property count as of September 30, 2023.
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

South San Francisco JVs
On August 1, 2022, the Company sold a 30% interest in seven lab buildings in South San Francisco, California to a sovereign wealth fund (“SWF Partner”) for cash of $126 million. Following this transaction, the Company and the SWF Partner share in key decisions of the assets through their voting rights, resulting in the Company deconsolidating the assets, recognizing its retained 70% investment in the South San Francisco joint ventures (the “South San Francisco JVs”) at fair value, and accounting for its investment using the equity method. The fair values of the Company’s retained investment were based on a market approach, utilizing an agreed-upon contractual sales price, which is considered to be a Level 3 measurement within the fair value hierarchy. During the three months ended September 30, 2022, the Company recognized a gain upon change of control of $311 million, which is recorded in other income (expense), net.
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

NOTE 8.  Intangibles

Intangible assets primarily consist of lease-up intangibles and above market lease intangibles. The following table summarizes the Company’s intangible lease assets (dollars in thousands):

Intangible lease assets	September 30, 2023	December 31, 2022(1)
Gross intangible lease assets	$755,903	$770,285
Accumulated depreciation and amortization	(416,712)	(352,224)
Intangible assets, net	$339,191	$418,061

Weighted average remaining amortization period in years	5	5
_______________________________________
(1)Excludes intangible assets reported in assets held for sale of $2 million.
Intangible liabilities consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (dollars in thousands):

Intangible lease liabilities	September 30, 2023	December 31, 2022
Gross intangible lease liabilities	$230,896	$237,464
Accumulated depreciation and amortization	(97,228)	(81,271)
Intangible liabilities, net	$133,668	$156,193

Weighted average remaining amortization period in years	7	7
During the nine months ended September 30, 2023, in conjunction with the Company’s acquisition of real estate, the Company acquired $0.5 million of intangible assets with a weighted average amortization period at acquisition of 5 years.
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
Bank Line of Credit and Term Loans
On May 23, 2019, the Company executed a $2.5 billion unsecured revolving line of credit facility, with a maturity date of May 23, 2023 and two six-month extension options, subject to certain customary conditions. In September 2021, the Company executed an amended and restated unsecured revolving line of credit (the “Revolving Facility”) to increase total revolving commitments from $2.5 billion to $3.0 billion and extend the maturity date to January 20, 2026. This maturity date may be further extended pursuant to two six-month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at the applicable interest rate benchmark plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. On February 10, 2023, the Company executed an amendment to the Revolving Facility to convert the interest rate benchmark from LIBOR to SOFR. The Company also pays a facility fee on the entire revolving commitment that depends on its credit ratings. Additionally, the Revolving Facility includes a sustainability-linked pricing component whereby the applicable margin may be reduced by up to 0.025% based on the Company’s achievement of specified sustainability-linked metrics, subject to certain conditions. Based on the Company’s credit ratings at September 30, 2023, and inclusive of achievement of a sustainability-linked metric, the margin on the Revolving Facility was 0.85% and the facility fee was 0.15%. The Revolving Facility includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. At each of September 30, 2023 and December 31, 2022, the Company had no balance outstanding under the Revolving Facility.

On August 22, 2022, the Company executed a term loan agreement (the “Term Loan Agreement”) that provided for two senior unsecured delayed draw term loans in an aggregate principal amount of up to $500 million (the “Term Loan Facilities”). The Term Loan Facilities were available to be drawn from time to time during a 180-day period after closing, subject to customary borrowing conditions, and the Company drew the entirety of the $500 million under the Term Loan Facilities in October 2022. $250 million of the Term Loan Facilities has an initial stated maturity of 4.5 years, which may be extended for a one-year period subject to certain customary conditions. The other $250 million of the Term Loan Facilities has a stated maturity of 5 years with no option to extend. At each of September 30, 2023 and December 31, 2022, the Company had $500 million outstanding under the Term Loan Facilities.
Loans outstanding under the Term Loan Facilities accrue interest at Term SOFR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. The Term Loan Agreement also includes a sustainability-linked pricing component whereby the applicable margin under the Term Loan Facilities may be reduced by 0.01% based on the Company’s achievement of specified sustainability-linked metrics. Based on the Company’s credit ratings as of September 30, 2023, and inclusive of achievement of a sustainability-linked metric, the margin on the Term Loan Facilities was 0.94%. The Term Loan Agreement includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to an additional $500 million, subject to securing additional commitments.
In August 2022, the Company entered into two forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 17). The Term Loan Facilities associated with these interest rate swap instruments are reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on the Company’s credit ratings as of September 30, 2023, the Term Loan Facilities had a blended fixed effective interest rate of 3.76%, inclusive of the impact of these interest rate swap instruments and amortization of the related debt issuance costs.
The Revolving Facility and Term Loan Facilities are subject to certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the applicable agreement: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.7 billion. The Company believes it was in compliance with each of these covenants at September 30, 2023.
Commercial Paper Program
In September 2019, the Company established an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, short-term unsecured notes with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time. At each of September 30, 2023 and December 31, 2022, the maximum aggregate face or principal amount that can be outstanding at any one time was $2.0 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company uses its Revolving Facility as a liquidity backstop for the repayment of short-term unsecured notes issued under the Commercial Paper Program. At September 30, 2023, the Company had $424 million of notes outstanding under the Commercial Paper Program, with original maturities of approximately 22 days and a weighted average interest rate of 5.62%. At December 31, 2022, the Company had $996 million of notes outstanding under the Commercial Paper Program, with original maturities of approximately two months and a weighted average interest rate of 4.90%.
Senior Unsecured Notes
At September 30, 2023 and December 31, 2022, the Company had senior unsecured notes outstanding with an aggregate principal balance of $5.5 billion and $4.7 billion, respectively. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions, and other customary terms. The Company believes it was in compliance with these covenants at September 30, 2023.

The following table summarizes the Company’s senior unsecured notes issuances during the nine months ended September 30, 2023 (dollars in thousands):

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
During the three and nine months ended September 30, 2023, there were no repurchases or redemptions of senior unsecured notes.
During the year ended December 31, 2022, there were no issuances, repurchases, or redemptions of senior unsecured notes.
Mortgage Debt
At September 30, 2023 and December 31, 2022, the Company had $341 million and $345 million, respectively, in aggregate principal of mortgage debt outstanding, which was secured by 15 outpatient medical buildings and 3 CCRCs, with an aggregate carrying value of $770 million and $793 million, respectively.
Mortgage debt generally requires monthly principal and interest payments, is collateralized by real estate assets, and is non-recourse. Mortgage debt typically requires maintenance of the assets in good condition, includes conditions to obtain lender consent to enter into or terminate material leases, requires insurance on the assets, requires payment of real estate taxes, restricts transfer of the encumbered assets and repayment of the loan, and prohibits additional liens. Some of the mortgage debt may require tenants or operators to maintain compliance with the applicable leases or operating agreements of such real estate assets.
During each of the three months ended September 30, 2023 and 2022, the Company made aggregate principal repayments of mortgage debt of $1 million. During each of the nine months ended September 30, 2023 and 2022, the Company made aggregate principal repayments of mortgage debt of $4 million.
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

Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at September 30, 2023 (dollars in thousands):

				Senior Unsecured Notes(2)		Mortgage Debt(3)
Year	Bank Line of Credit	Commercial Paper(1)	Term Loans	Amount	Interest Rate	Amount	Interest Rate	Total
2023	$—	$—	$—	$—	—%	$86,161	3.79%	$86,161
2024	—	—	—	—	—%	7,024	6.74%	7,024
2025	—	—	—	800,000	3.92%	3,209	3.82%	803,209
2026	—	424,000	—	650,000	3.40%	244,523	4.44%	1,318,523
2027	—	—	500,000	450,000	1.54%	366	5.91%	950,366
Thereafter	—	—	—	3,550,000	3.92%	—	—%	3,550,000
	—	424,000	500,000	5,450,000		341,283		6,715,283
Premiums, (discounts), and debt issuance costs, net	—	—	(3,397)	(48,539)		1,066		(50,870)
	$—	$424,000	$496,603	$5,401,461		$342,349		$6,664,413
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
(3)Effective interest rates on the mortgage debt range from 3.44% to 8.99% with a weighted average effective interest rate of 4.32% and a weighted average maturity of 2 years. These interest rates include the impact of designated interest rate swap instruments, which effectively fix the interest rate on certain variable rate debt.
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

NOTE 11.  Equity and Redeemable Noncontrolling Interests

Dividends
On October 29, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share. The common stock cash dividend will be paid on November 20, 2023 to stockholders of record as of the close of business on November 7, 2023.
During each of the three months ended September 30, 2023 and 2022, the Company declared and paid common stock cash dividends of $0.30 per share. During each of the nine months ended September 30, 2023 and 2022, the Company declared and paid common stock cash dividends of $0.90 per share.
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
At September 30, 2023, $1.5 billion of the Company’s common stock remained available for sale under the 2023 ATM Program.
ATM Forward Contracts
During the year ended December 31, 2021, the Company utilized the forward provisions under the 2020 ATM Program to allow for the sale of an aggregate of 9.1 million shares of its common stock at an initial weighted average net price of $35.25 per share, after commissions. The Company did not enter into any forward contracts under the 2020 ATM Program during the year ended December 31, 2022. In December 2022, the Company settled all 9.1 million shares previously outstanding under ATM forward contracts at a weighted average net price of $34.01 per share, after commissions, resulting in net proceeds of $308 million. During the three and nine months ended September 30, 2023, the Company did not utilize the forward provisions under the ATM Programs.
ATM Direct Issuances
During each of the three and nine months ended September 30, 2023 and September 30, 2022, there were no direct issuances of shares of common stock under the ATM Programs.
Share Repurchase Program
On August 1, 2022, the Company’s Board of Directors approved a share repurchase program under which the Company may acquire shares of its common stock in the open market up to an aggregate purchase price of $500 million (the “Share Repurchase Program”). Purchases of common stock under the Share Repurchase Program may be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The Share Repurchase Program expires in August 2024 and may be suspended or terminated at any time without prior notice. Under Maryland General Corporation Law, outstanding shares of common stock acquired by a corporation become authorized but unissued shares, which may be re-issued. In August 2022, the Company repurchased 2.1 million shares of its common stock at a weighted average price of $27.16 per share for a total of $56 million. During the three and nine months ended September 30, 2023, there were no repurchases under the Share Repurchase Program. Therefore, at September 30, 2023, $444 million of the Company’s common stock remained available for repurchase under the Share Repurchase Program.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	September 30, 2023	December 31, 2022
Unrealized gains (losses) on derivatives, net	$38,566	$30,145
Supplemental Executive Retirement Plan minimum liability	(1,819)	(2,011)
Total accumulated other comprehensive income (loss)	$36,747	$28,134
The Company has a defined benefit pension plan, known as the Supplemental Executive Retirement Plan, with one plan participant, a former Chief Executive Officer (“CEO”) of the Company who departed in 2003. Changes to the Supplemental Executive Retirement Plan minimum liability are reflected in other comprehensive income (loss).
Noncontrolling Interests
Redeemable Noncontrolling Interests
Arrangements with noncontrolling interest holders are assessed for appropriate balance sheet classification based on the redemption and other rights held by the noncontrolling interest holder. Certain of the Company’s noncontrolling interest holders have the ability to put their equity interests to the Company upon specified events or after the passage of a predetermined period of time. Each put option is payable in cash and subject to changes in redemption value in the event that the underlying property generates specified returns for the Company and meets certain promote thresholds pursuant to the respective agreements. Accordingly, the Company records redeemable noncontrolling interests outside of permanent equity and presents the redeemable noncontrolling interests at the greater of their carrying amount or redemption value at the end of each reporting period.
As of September 30, 2023, two of the redeemable noncontrolling interests met the conditions for redemption, but were not yet exercised. The two remaining redeemable noncontrolling interests had not yet met the conditions for redemption as of September 30, 2023. The Company expects the redemption conditions for these two interests to be met in 2023 and 2024. One of the interests will become redeemable following the passage of a predetermined amount of time. The second interest will become redeemable at the earlier of a predetermined passage of time or stabilization of the underlying development property. The values of the redeemable noncontrolling interests are subject to change based on the assessment of redemption value at each redemption date.
Healthpeak OP
Immediately following the Reorganization, Healthpeak Properties, Inc. was the initial sole member and 100% owner of Healthpeak OP. Subsequent to the Reorganization, certain employees of the Company (“OP Unitholders”) were issued approximately 2 million noncontrolling, non-managing member units in Healthpeak OP (“OP Units”). When certain conditions are met, the OP Unitholders have the right to require redemption of part or all of their OP Units for cash or shares of the Company’s common stock, at the Company’s option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of the Company’s common stock or cash equal to the fair value of a share of common stock at the time of redemption. The Company classifies the OP Units in permanent equity because it may elect, in its sole discretion, to issue shares of its common stock to OP Unitholders who choose to redeem their OP Units rather than using cash. None of the outstanding OP Units met the criteria for redemption as of September 30, 2023.
DownREITs
The non-managing member units of the Company’s DownREITs are exchangeable for an amount of cash approximating the then-current market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company’s common stock, the carrying amount of the DownREIT units is reclassified to stockholders’ equity. At September 30, 2023, there were approximately 5 million DownREIT units (7 million shares of Healthpeak common stock are issuable upon conversion) outstanding in seven DownREIT LLCs, for all of which the Company acts as the managing member. At September 30, 2023, the carrying and market values of the 5 million DownREIT units were $200 million and $134 million, respectively. At December 31, 2022, the carrying and market values of the 5 million DownREIT units were $200 million and $183 million, respectively.

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
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator - Basic
Income (loss) from continuing operations	$68,656	$359,284	$259,362	$503,611
Noncontrolling interests’ share in continuing operations	(4,442)	(4,016)	(24,297)	(11,701)
Income (loss) from continuing operations attributable to Healthpeak Properties, Inc.	64,214	355,268	235,065	491,910
Less: Participating securities’ share in continuing operations	(166)	(604)	(1,568)	(2,523)
Income (loss) from continuing operations applicable to common shares	64,048	354,664	233,497	489,387
Income (loss) from discontinued operations	—	(1,298)	—	2,011
Net income (loss) applicable to common shares	$64,048	$353,366	$233,497	$491,398
Numerator - Dilutive
Net income (loss) applicable to common shares	$64,048	$353,366	$233,497	$491,398
Add: distributions on dilutive convertible units and other	—	2,355	—	4,943
Dilutive net income (loss) available to common shares	$64,048	$355,721	$233,497	$496,341
Denominator
Basic weighted average shares outstanding	547,062	538,417	546,978	539,105
Dilutive potential common shares - equity awards(1)	269	281	269	255
Dilutive potential common shares - DownREIT conversions	—	7,317	—	5,492
Diluted weighted average common shares	547,331	546,015	547,247	544,852
Basic earnings (loss) per common share
Continuing operations	$0.12	$0.66	$0.43	$0.91
Discontinued operations	—	0.00	—	0.00
Net income (loss) applicable to common shares	$0.12	$0.66	$0.43	$0.91
Diluted earnings (loss) per common share
Continuing operations	$0.12	$0.65	$0.43	$0.91
Discontinued operations	—	0.00	—	0.00
Net income (loss) applicable to common shares	$0.12	$0.65	$0.43	$0.91
_______________________________________
(1)For all periods presented, represents the dilutive impact of 1 million outstanding equity awards (restricted stock units and stock options).

For the three and nine months ended September 30, 2023, forward equity sales agreements had no dilutive impact as no shares were outstanding under ATM forward contracts during the period. For the three and nine months ended September 30, 2022, the 9.1 million shares under forward equity sales agreements that had not been settled during the periods then ended were anti-dilutive.
For the three and nine months ended September 30, 2023, all 7 million shares issuable upon conversion of DownREIT units were not included because they were anti-dilutive. For the three and nine months ended September 30, 2022, 7 million and 5 million shares issuable upon conversion of DownREIT units, respectively, were dilutive and are presented as diluted potential common shares in the table above.
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
Non-segment assets consist of assets in the Company’s other non-reportable segments and corporate non-segment assets. Corporate non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, accounts receivable, loans receivable, marketable debt securities, other assets, real estate assets held for sale, and liabilities related to assets held for sale.

The following tables summarize information for the reportable segments (in thousands):
For the three months ended September 30, 2023:

	Lab	Outpatient Medical	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$226,059	$191,016	$133,808	$5,360	$—	$556,243
Less: Interest income	—	—	—	(5,360)	—	(5,360)
Healthpeak’s share of unconsolidated joint venture total revenues	2,425	746	—	20,572	—	23,743
Noncontrolling interests’ share of consolidated joint venture total revenues	(154)	(8,735)	—	—	—	(8,889)
Operating expenses	(60,268)	(67,693)	(104,773)	—	—	(232,734)
Healthpeak’s share of unconsolidated joint venture operating expenses	(958)	(301)	—	(15,439)	—	(16,698)
Noncontrolling interests’ share of consolidated joint venture operating expenses	33	2,474	—	—	—	2,507
Adjustments to NOI(1)	(9,842)	(3,547)	—	(27)	—	(13,416)
Adjusted NOI	157,295	113,960	29,035	5,106	—	305,396
Plus: Adjustments to NOI(1)	9,842	3,547	—	27	—	13,416
Interest income	—	—	—	5,360	—	5,360
Interest expense	—	(1,947)	(1,830)	—	(46,733)	(50,510)
Depreciation and amortization	(78,646)	(72,736)	(33,177)	—	—	(184,559)
General and administrative	—	—	—	—	(23,093)	(23,093)
Transaction costs	(51)	(23)	85	—	(47)	(36)
Impairments and loan loss reserves, net	—	—	—	550	—	550
Other income (expense), net	(1)	78	254	(53)	1,203	1,481
Less: Healthpeak’s share of unconsolidated joint venture NOI	(1,467)	(445)	—	(5,133)	—	(7,045)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	121	6,261	—	—	—	6,382
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	87,093	48,695	(5,633)	5,857	(68,670)	67,342
Income tax benefit (expense)	—	—	—	—	(787)	(787)
Equity income (loss) from unconsolidated joint ventures	1,244	211	—	646	—	2,101
Income (loss) from continuing operations	88,337	48,906	(5,633)	6,503	(69,457)	68,656
Income (loss) from discontinued operations	—	—	—	—	—	—
Net income (loss)	$88,337	$48,906	$(5,633)	$6,503	$(69,457)	$68,656
______________________________________________________________________________
(1)Represents straight-line rents, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, deferral of community fees, and termination fees. Includes the Company’s share of income (loss) generated by unconsolidated joint ventures and excludes noncontrolling interests’ share of income (loss) generated by consolidated joint ventures.

For the three months ended September 30, 2022:

	Lab	Outpatient Medical	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$207,795	$184,506	$122,142	$5,963	$—	$520,406
Government grant income(1)	—	—	4	—	—	4
Less: Interest income	—	—	—	(5,963)	—	(5,963)
Healthpeak’s share of unconsolidated joint venture total revenues	2,938	756	—	18,656	—	22,350
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	—	183	—	183
Noncontrolling interests’ share of consolidated joint venture total revenues	(55)	(8,968)	—	—	—	(9,023)
Operating expenses	(55,162)	(64,782)	(100,264)	—	—	(220,208)
Healthpeak’s share of unconsolidated joint venture operating expenses	(777)	(313)	—	(14,599)	—	(15,689)
Noncontrolling interests’ share of consolidated joint venture operating expenses	21	2,558	—	—	—	2,579
Adjustments to NOI(2)	(15,221)	(4,079)	—	76	—	(19,224)
Adjusted NOI	139,539	109,678	21,882	4,316	—	275,415
Plus: Adjustments to NOI(2)	15,221	4,079	—	(76)	—	19,224
Interest income	—	—	—	5,963	—	5,963
Interest expense	—	(1,964)	(1,887)	—	(40,227)	(44,078)
Depreciation and amortization	(70,141)	(70,917)	(32,132)	—	—	(173,190)
General and administrative	—	—	—	—	(24,549)	(24,549)
Transaction costs	(40)	(94)	(594)	—	—	(728)
Impairments and loan loss reserves, net	—	—	—	(3,407)	—	(3,407)
Gain (loss) on sales of real estate, net	—	554	—	(4,703)	—	(4,149)
Other income (expense), net	311,912	154	(7,086)	—	698	305,678
Less: Government grant income	—	—	(4)	—	—	(4)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(2,161)	(443)	—	(4,240)	—	(6,844)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	34	6,410	—	—	—	6,444
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	394,364	47,457	(19,821)	(2,147)	(64,078)	355,775
Income tax benefit (expense)	—	—	—	—	3,834	3,834
Equity income (loss) from unconsolidated joint ventures	(877)	206	—	346	—	(325)
Income (loss) from continuing operations	393,487	47,663	(19,821)	(1,801)	(60,244)	359,284
Income (loss) from discontinued operations	—	—	—	—	(1,298)	(1,298)
Net income (loss)	$393,487	$47,663	$(19,821)	$(1,801)	$(61,542)	$357,986
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

For the nine months ended September 30, 2023:

	Lab	Outpatient Medical	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$654,829	$564,644	$391,076	$16,802	$—	$1,627,351
Government grant income(1)	—	—	184	—	—	184
Less: Interest income	—	—	—	(16,802)	—	(16,802)
Healthpeak’s share of unconsolidated joint venture total revenues	6,519	2,245	—	61,179	—	69,943
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	—	229	—	229
Noncontrolling interests’ share of consolidated joint venture total revenues	(449)	(26,364)	—	—	—	(26,813)
Operating expenses	(172,666)	(197,442)	(307,551)	—	—	(677,659)
Healthpeak’s share of unconsolidated joint venture operating expenses	(2,987)	(895)	—	(45,062)	—	(48,944)
Noncontrolling interests’ share of consolidated joint venture operating expenses	108	7,477	—	—	—	7,585
Adjustments to NOI(2)	(25,618)	(11,373)	(679)	(59)	—	(37,729)
Adjusted NOI	459,736	338,292	83,030	16,287	—	897,345
Plus: Adjustments to NOI(2)	25,618	11,373	679	59	—	37,729
Interest income	—	—	—	16,802	—	16,802
Interest expense	—	(5,791)	(5,470)	—	(136,286)	(147,547)
Depreciation and amortization	(247,463)	(215,617)	(98,277)	—	—	(561,357)
General and administrative	—	—	—	—	(73,576)	(73,576)
Transaction costs	(209)	(171)	(412)	—	(2,306)	(3,098)
Impairments and loan loss reserves, net	—	—	—	156	—	156
Gain (loss) on sales of real estate, net	60,498	21,312	—	4,653	—	86,463
Other income (expense), net	1	517	260	(72)	3,502	4,208
Less: Government grant income	—	—	(184)	—	—	(184)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(3,532)	(1,350)	—	(16,346)	—	(21,228)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	341	18,887	—	—	—	19,228
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	294,990	167,452	(20,374)	21,539	(208,666)	254,941
Income tax benefit (expense)	—	—	—	—	(2,225)	(2,225)
Equity income (loss) from unconsolidated joint ventures	3,155	585	—	2,906	—	6,646
Income (loss) from continuing operations	298,145	168,037	(20,374)	24,445	(210,891)	259,362
Income (loss) from discontinued operations	—	—	—	—	—	—
Net income (loss)	$298,145	$168,037	$(20,374)	$24,445	$(210,891)	$259,362
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

For the nine months ended September 30, 2022:

	Lab	Outpatient Medical	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$609,620	$541,078	$369,062	$16,950	$—	$1,536,710
Government grant income(1)	—	—	6,765	—	—	6,765
Less: Interest income	—	—	—	(16,950)	—	(16,950)
Healthpeak’s share of unconsolidated joint venture total revenues	5,637	2,249	—	54,918	—	62,804
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	334	497	—	831
Noncontrolling interests’ share of consolidated joint venture total revenues	(174)	(26,732)	—	—	—	(26,906)
Operating expenses	(152,796)	(189,274)	(300,429)	—	—	(642,499)
Healthpeak’s share of unconsolidated joint venture operating expenses	(1,744)	(912)	—	(42,804)	—	(45,460)
Noncontrolling interests’ share of consolidated joint venture operating expenses	59	7,886	—	—	—	7,945
Adjustments to NOI(2)	(50,977)	(10,574)	—	120	—	(61,431)
Adjusted NOI	409,625	323,721	75,732	12,731	—	821,809
Plus: Adjustments to NOI(2)	50,977	10,574	—	(120)	—	61,431
Interest income	—	—	—	16,950	—	16,950
Interest expense	—	(4,931)	(5,629)	—	(112,971)	(123,531)
Depreciation and amortization	(227,952)	(207,563)	(95,897)	—	—	(531,412)
General and administrative	—	—	—	—	(73,161)	(73,161)
Transaction costs	(367)	(168)	(658)	—	(443)	(1,636)
Impairments and loan loss reserves, net	—	—	—	(3,678)	—	(3,678)
Gain (loss) on sales of real estate, net	3,856	10,894	—	(4,703)	—	10,047
Other income (expense), net	311,932	12,354	55	(13)	2,527	326,855
Less: Government grant income	—	—	(6,765)	—	—	(6,765)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(3,893)	(1,337)	(334)	(12,611)	—	(18,175)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	115	18,846	—	—	—	18,961
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	544,293	162,390	(33,496)	8,556	(184,048)	497,695
Income tax benefit (expense)	—	—	—	—	3,775	3,775
Equity income (loss) from unconsolidated joint ventures	237	617	539	748	—	2,141
Income (loss) from continuing operations	544,530	163,007	(32,957)	9,304	(180,273)	503,611
Income (loss) from discontinued operations	—	—	—	—	2,011	2,011
Net income (loss)	$544,530	$163,007	$(32,957)	$9,304	$(178,262)	$505,622
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

NOTE 14.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow information:
Interest paid, net of capitalized interest	$151,753	$138,972
Income taxes paid (refunded)	1,258	(2,003)
Capitalized interest	42,879	26,970
Supplemental schedule of non-cash investing and financing activities:
Increase in ROU asset in exchange for new lease liability related to operating leases	1,160	954
Accrued construction costs	116,931	160,937
Net noncash impact from the consolidation of property previously held in an unconsolidated joint venture	993	—
Retained investment in connection with South San Francisco JVs transaction	—	293,265
Operating, investing, and financing cash flows in the Consolidated Statements of Cash Flows are reported inclusive of both cash flows from continuing operations and cash flows from discontinued operations. The following table summarizes certain cash flow information related to discontinued operations (in thousands):

	Nine Months Ended September 30,
	2023	2022
Leasing costs, tenant improvements, and recurring capital expenditures	$—	$21
Development, redevelopment, and other major improvements of real estate	—	18
Depreciation and amortization of real estate, in-place lease, and other intangibles	—	—
The following table summarizes cash, cash equivalents, and restricted cash (in thousands):

	Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022
	Continuing operations		Discontinued operations		Total
Beginning of period:
Cash and cash equivalents	$72,032	$158,287	$—	$7,707	$72,032	$165,994
Restricted cash	54,802	53,454	—	—	54,802	53,454
Cash, cash equivalents, and restricted cash	$126,834	$211,741	$—	$7,707	$126,834	$219,448
End of period:
Cash and cash equivalents	$63,478	$112,452	$—	$2,172	$63,478	$114,624
Restricted cash	50,449	54,500	—	—	50,449	54,500
Cash, cash equivalents, and restricted cash	$113,927	$166,952	$—	$2,172	$113,927	$169,124
Cash and Cash Equivalents
The Company maintains its cash and cash equivalents at financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of September 30, 2023 and December 31, 2022, the account balances at certain institutions exceeded the FDIC insurance coverage.

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
Unconsolidated Variable Interest Entities
At September 30, 2023, the Company had investments in two unconsolidated VIE joint ventures. At December 31, 2022, the Company had investments in: (i) two unconsolidated VIE joint ventures and (ii) marketable debt securities of one VIE. The Company determined it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (the LLC Investment and Needham Land Parcel JV discussed below), it has no formal involvement in these VIEs beyond its investments.
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
The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at September 30, 2023 was as follows (in thousands):

VIE Type	Asset Type	Maximum Loss Exposure and Carrying Amount(1)
LLC Investment	Other assets, net	$14,985
Needham Land Parcel JV	Investments in and advances to unconsolidated joint ventures	15,733
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments.
As of September 30, 2023, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).

Consolidated Variable Interest Entities
The Company’s consolidated total assets and total liabilities at September 30, 2023 and December 31, 2022 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company.
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

Total assets and total liabilities include VIE assets and liabilities, excluding those of Healthpeak OP, as follows (in thousands):

	September 30, 2023	December 31, 2022
Assets
Buildings and improvements	$2,381,624	$2,356,905
Development costs and construction in progress	43,123	58,499
Land and improvements	310,343	324,714
Accumulated depreciation and amortization	(647,415)	(623,244)
Net real estate	2,087,675	2,116,874
Accounts receivable, net	5,669	6,893
Cash and cash equivalents	21,405	20,586
Restricted cash	550	354
Intangible assets, net	61,084	73,860
Assets held for sale, net	—	30,355
Right-of-use asset, net	98,012	99,376
Other assets, net	78,560	73,690
Total assets	$2,352,955	$2,421,988
Liabilities
Mortgage debt	$144,804	$144,604
Intangible liabilities, net	12,673	15,066
Liabilities related to assets held for sale, net	—	401
Lease liability	99,551	99,039
Accounts payable, accrued liabilities, and other liabilities	60,693	68,979
Deferred revenue	48,417	39,661
Total liabilities	$366,138	$367,750
Total assets and total liabilities related to assets held for sale include VIE assets and liabilities, excluding those of Healthpeak OP, as follows (in thousands):

	September 30, 2023	December 31, 2022
Assets
Buildings and improvements	$—	$39,934
Land and improvements	—	1,926
Accumulated depreciation and amortization	—	(15,612)
Net real estate	—	26,248
Intangible assets, net	—	215
Other assets, net	—	3,892
Total assets	$—	$30,355
Liabilities
Deferred revenue	$—	$401
Total liabilities	$—	$401

NOTE 16.  Fair Value Measurements

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis (in thousands):

	September 30, 2023(3)		December 31, 2022(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$225,881	$226,379	$374,832	$369,425
Marketable debt securities(2)	—	—	21,702	21,702
Interest rate swap instruments(2)	38,680	38,680	30,259	30,259
Bank line of credit and commercial paper(2)	424,000	424,000	995,606	995,606
Term loans(2)	496,603	496,603	495,957	495,957
Senior unsecured notes(1)	5,401,461	4,882,158	4,659,451	4,238,124
Mortgage debt(2)	342,349	317,221	346,599	330,867
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
(3)During the nine months ended September 30, 2023 and year ended December 31, 2022, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
NOTE 17.  Derivative Financial Instruments

The Company uses derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. Utilizing derivative instruments allows the Company to manage the risk of fluctuations in interest rates and their related potential impact on future earnings and cash flows. The Company does not use derivative instruments for speculative or trading purposes. At September 30, 2023, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by up to approximately $19 million.
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

The following table summarizes the Company’s interest rate swap instruments (in thousands):

						Fair Value(2)
Date Entered	Maturity Date	Hedge Designation	Notional Amount	Pay Rate(1)	Receive Rate(1)	September 30, 2023	December 31, 2022
April 2022(3)	May 2026	Cash flow	$51,100	4.99%	USD-SOFR w/ -5 Day Lookback + 2.50%	$2,706	$2,300
April 2022(3)	May 2026	Cash flow	91,000	4.54%	USD-SOFR w/ -5 Day Lookback + 2.05%	4,819	4,096
August 2022(3)	February 2027	Cash flow	250,000	2.60%	1 mo. USD-SOFR CME Term	14,651	11,299
August 2022(3)	August 2027	Cash flow	250,000	2.54%	1 mo. USD-SOFR CME Term	16,504	12,564
_____________________________
(1)Pay rates and receive rates are as of September 30, 2023. As of December 31, 2022, the interest rate swap instrument with a $51 million notional amount had a pay rate of 5.08% and a receive rate of 1 mo. USD-LIBOR-BBA + 2.50%. As of December 31, 2022, the interest rate swap instrument with a $91 million notional amount had a pay rate of 4.63% and a receive rate of 1 mo. USD-LIBOR-BBA + 2.05%.
(2)At each of September 30, 2023 and December 31, 2022, the interest rate swap instruments were in an asset position. Derivative assets are recorded at fair value in other assets, net on the Consolidated Balance Sheets.
(3)Represents interest rate swap instruments that hedge fluctuations in interest payments on variable rate debt by converting the interest rates to fixed interest rates. The changes in fair value of designated derivatives that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
NOTE 18.    Accounts Payable, Accrued Liabilities, and Other Liabilities

The following table summarizes the Company’s accounts payable, accrued liabilities, and other liabilities (in thousands):

	September 30, 2023	December 31, 2022
Refundable entrance fees	$254,986	$268,972
Accrued construction costs	116,931	178,626
Accrued interest	46,256	59,291
Other accounts payable and accrued liabilities(1)	269,477	265,596
Accounts payable, accrued liabilities, and other liabilities	$687,650	$772,485
_______________________________________
(1)As of September 30, 2023 and December 31, 2022, includes $9 million and $15 million, respectively, of severance-related obligations associated with the departure of a former CEO in October 2022 that had not yet been paid.
NOTE 19.    Deferred Revenue

The following table summarizes the Company’s deferred revenue, excluding deferred revenue related to assets classified as held for sale (in thousands):

	September 30, 2023	December 31, 2022
Nonrefundable entrance fees(1)	$553,114	$518,573
Other deferred revenue(2)	326,060	325,503
Deferred revenue	$879,174	$844,076
_______________________________________
(1)During the three and nine months ended September 30, 2023, the Company collected nonrefundable entrance fees of $36 million and $96 million, respectively, and recognized amortization of $21 million and $61 million, respectively. During the three and nine months ended September 30, 2022, the Company collected nonrefundable entrance fees of $24 million and $74 million, respectively, and recognized amortization of $20 million and $58 million, respectively. The amortization of nonrefundable entrance fees is included within resident fees and services on the Consolidated Statements of Operations.
(2)Other deferred revenue is primarily comprised of prepaid rent, deferred rent, and tenant-funded tenant improvements owned by the Company. During the three and nine months ended September 30, 2023, the Company recognized amortization related to other deferred revenue of $19 million and $50 million, respectively. During the three and nine months ended September 30, 2022, the Company recognized amortization related to other deferred revenue of $12 million and $32 million, respectively. The amortization of other deferred revenue is included in rental and related revenues on the Consolidated Statements of Operations.

NOTE 20.    Subsequent Event

On October 29, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alpine Sub, LLC, a wholly owned subsidiary of the Company, Alpine OP Sub, LLC, a wholly owned subsidiary of Healthpeak OP, Physicians Realty Trust (“Physicians Realty”), and Physicians Realty L.P. (the “Physicians Partnership”), pursuant to which, among other things, and through a series of transactions, (i) each outstanding common share of Physicians Realty (other than Physicians Realty common shares to be canceled in accordance with the Merger Agreement), will be converted into the right to receive 0.674 shares of Company common stock, and (ii) each outstanding common unit of the Physicians Partnership will be converted into common units in the successor entity to the Physicians Partnership equal to the same exchange ratio. Following the transactions contemplated in the Merger Agreement, the successor entities to Physicians Realty and the Physicians Partnership will be direct and indirect subsidiaries of Healthpeak OP, respectively. Consummation of the transactions contemplated by the Merger Agreement are subject to the satisfaction or waiver of customary closing conditions, including the approval of the stockholders of the Company and the shareholders of Physicians Realty.

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
As more fully set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:
•macroeconomic trends, including inflation, interest rates, labor costs, and unemployment;
•risks associated with the Mergers (as defined below), including our ability to consummate the Mergers on the proposed terms or on the anticipated timeline, or at all, potential loss or disruption of current and prospective commercial relationships due to the uncertainties about the Mergers, potential uncertainty experienced by our current and prospective employees about their future roles with the combined company following the Mergers, the occurrence of any event, change or other circumstances that could give rise to the termination of the Mergers, any unanticipated expenditures or difficulties related to the Mergers, and the outcome of legal proceedings instituted against us, our Board of Directors, and others related to the Mergers;
•our ability to integrate the operations of the Company and Physicians Realty Trust (“Physicians Realty”) successfully and realize the anticipated synergies and other benefits of the Mergers or do so within the anticipated time frame;
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
Our strategy is to invest in a diversified portfolio of high-quality healthcare properties across our three core asset classes of lab, outpatient medical, and continuing care retirement community (“CCRC”) real estate. Under the lab and outpatient medical segments, we invest through the acquisition, development, and management of lab buildings, outpatient medical buildings, and hospitals. Under the CCRC segment, our properties are operated through RIDEA structures. We have other non-reportable segments that are comprised primarily of loans receivable, an interest in an unconsolidated joint venture that owns 19 senior housing assets (our “SWF SH JV”), and marketable debt securities. These non-reportable segments have been presented on an aggregate basis herein.
At September 30, 2023, our portfolio of investments, including properties in our unconsolidated joint ventures, consisted of interests in 475 properties. The following table summarizes information for our reportable and other non-reportable segments for the three months ended September 30, 2023 (dollars in thousands):

Segment	Total Portfolio Adjusted NOI(1)	Percentage of Total Portfolio Adjusted NOI	Number of Properties
Lab	$157,295	51.5%	146
Outpatient medical	113,960	37.3%	295
CCRC	29,035	9.5%	15
Other non-reportable	5,106	1.7%	19
	$305,396	100%	475
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
In 2020, we concluded that the dispositions of our senior housing triple-net and senior housing operating property (“SHOP”) portfolios represented a strategic shift that had a major effect on our operations and financial results. Therefore, the results of senior housing triple-net and SHOP assets are classified as discontinued operations in all periods presented herein. See Note 4 to the Consolidated Financial Statements for further information regarding discontinued operations.

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
Rising interest rates, high inflation, supply chain disruptions, ongoing geopolitical tensions, and increased volatility in public and private equity and fixed income markets have led to increased costs and limited the availability of capital. Our tenants and operators have also experienced increased costs, liquidity constraints, and financing difficulties due to the foregoing macroeconomic and market conditions, which could cause them to be unable or unwilling to make payments or perform their obligations when due. In addition, increased interest rates have affected our borrowing costs and the fair value of our fixed rate instruments.
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
On October 29, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alpine Sub, LLC, one of our wholly owned subsidiaries, Alpine OP Sub, LLC, a wholly owned subsidiary of Healthpeak OP, Physicians Realty, and Physicians Realty L.P. (the “Physicians Partnership”), pursuant to which, among other things, and through a series of transactions, (i) each outstanding common share of Physicians Realty (other than Physicians Realty common shares to be canceled in accordance with the Merger Agreement), will be converted into the right to receive 0.674 shares of our common stock, and (ii) each outstanding common unit of the Physicians Partnership will be converted into common units in the successor entity to the Physicians Partnership equal to the same exchange ratio. Following the transactions contemplated in the Merger Agreement, the successor entities to Physicians Realty and the Physicians Partnership will be direct and indirect subsidiaries of Healthpeak OP, respectively. Consummation of the transactions contemplated by the Merger Agreement are subject to the satisfaction or waiver of customary closing conditions, including the approval of our stockholders and the shareholders of Physicians Realty.
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
Development Activities
•During the nine months ended September 30, 2023, the following projects were placed in service: (i) one lab development project with total costs of $171 million, (ii) a portion of one lab redevelopment project with total costs of $43 million, (iii) a portion of one lab development project with total costs of $32 million, (iv) three outpatient medical redevelopment projects with aggregate costs of $25 million, (v) one lab redevelopment building held in one of our unconsolidated South San Francisco JVs of which our share of total project costs was $15 million, (vi) one lab redevelopment project with total costs of $14 million, and (vii) one CCRC redevelopment project with total costs of $7 million.
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
•In October 2023, we received full repayment of the outstanding balance of one $21 million secured loan.

Dividends
The following table summarizes our common stock cash dividends declared in 2023:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
February 1	February 9	$0.30	February 23
April 27	May 8	0.30	May 19
July 27	August 7	0.30	August 18
October 29	November 7	0.30	November 20
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
Adjusted FFO (“AFFO”). AFFO is defined as FFO as Adjusted after excluding the impact of the following: (i) stock-based compensation amortization expense, (ii) amortization of deferred financing costs, net, (iii) straight-line rents, (iv) deferred income taxes, (v) amortization of above (below) market lease intangibles, net, and (vi) other AFFO adjustments, which include: (a) non-cash interest related to DFLs and lease incentive amortization (reduction of straight-line rents), (b) actuarial reserves for insurance claims that have been incurred but not reported, and (c) amortization of deferred revenues, excluding amounts amortized into rental income that are associated with tenant funded improvements owned/recognized by us and up-front cash payments made by tenants to reduce their contractual rents. Also, AFFO is computed after deducting recurring capital expenditures, including second generation leasing costs and second generation tenant and capital improvements, and includes adjustments to compute our share of AFFO from our unconsolidated joint ventures. More specifically, recurring capital expenditures, including second generation leasing costs and second generation tenant and capital improvements (“AFFO capital expenditures”) excludes our share from unconsolidated joint ventures (reported in “other AFFO adjustments”). Adjustments for joint ventures are calculated to reflect our pro rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of AFFO for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated joint ventures in which we do not own 100% of the equity by adjusting our AFFO to remove the third party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods (reported in “other AFFO adjustments”). See FFO for further disclosure regarding our use of pro rata share information and its limitations. We believe AFFO is an alternative run-rate earnings measure that improves the understanding of our operating results among investors and makes comparisons with: (i) expected results, (ii) results of previous periods, and (iii) results among REITs more meaningful. AFFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as it excludes the following items which generally flow through our cash flows from operating activities: (i) adjustments for changes in working capital or the actual timing of the payment of income or expense items that are accrued in the period, (ii) transaction-related costs, (iii) litigation settlement expenses, and (iv) restructuring and severance-related charges. Furthermore, AFFO is adjusted for recurring capital expenditures, which are generally not considered when determining cash flows from operations or liquidity. Other REITs or real estate companies may use different methodologies for calculating AFFO, and accordingly, our AFFO may not be comparable to those reported by other REITs. Management believes AFFO provides a meaningful supplemental measure of our performance and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT, and by presenting AFFO, we are assisting these parties in their evaluation. AFFO is a non-GAAP supplemental financial measure and should not be considered as an alternative to net income (loss) determined in accordance with GAAP and should only be considered together with and as a supplement to our financial information prepared in accordance with GAAP. For a reconciliation of net income (loss) to AFFO and other relevant disclosures, refer to “Non-GAAP Financial Measures Reconciliations” below.

Comparison of the Three and Nine Months Ended September 30, 2023 to the Three and Nine Months Ended September 30, 2022
Overview

Three Months Ended September 30, 2023 and 2022(1)
The following table summarizes results for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Net income (loss) applicable to common shares	$64,048	$353,366	$(289,318)
Nareit FFO	250,226	225,074	25,152
FFO as Adjusted	249,306	233,166	16,140
AFFO	217,305	193,314	23,991
_______________________________________
(1)For the reconciliation of non-GAAP financial measures, see “Non-GAAP Financial Measures Reconciliations” below.
Net income (loss) applicable to common shares decreased primarily as a result of the following:
•a gain upon change of control related to the sale of a 30% interest and deconsolidation of seven previously consolidated lab buildings in South San Francisco, California during the third quarter of 2022;
•an increase in depreciation, primarily as a result of development and redevelopment projects placed in service during 2022 and 2023;
•an increase in interest expense, primarily as a result of: (i) senior unsecured notes issued during the first half of 2023, (ii) borrowings under the Term Loan Facilities, which were drawn during the fourth quarter of 2022, and (iii) higher interest rates on the commercial paper program, partially offset by lower borrowings on the commercial paper program; and
•an increase in income tax expense primarily as a result of an increase in operating income associated with our CCRCs.
The decrease in net income (loss) applicable to common shares was partially offset by:
•an increase in NOI generated from our lab and outpatient medical segments related to: (i) development and redevelopment projects placed in service during 2022 and 2023, (ii) new leasing activity during 2022 and 2023 (including the impact to straight-line rents), and (iii) 2022 acquisitions of real estate;
•a decrease in casualty-related charges from a hurricane during the third quarter of 2022;
•a decrease in loan loss reserves primarily as a result of principal repayments on seller financing; and
•an increase in equity income from unconsolidated joint ventures.
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

Nine Months Ended September 30, 2023 and 2022(1)
The following table summarizes results for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Net income (loss) applicable to common shares	$233,497	$491,398	$(257,901)
Nareit FFO	723,737	704,658	19,079
FFO as Adjusted	728,045	704,460	23,585
AFFO	645,813	590,938	54,875
_______________________________________
(1)For the reconciliation of non-GAAP financial measures, see “Non-GAAP Financial Measures Reconciliations” below.
Net income (loss) applicable to common shares decreased primarily as a result of the following:
•a gain upon change of control related to the sale of a 30% interest and deconsolidation of seven previously consolidated lab buildings in South San Francisco, California during the third quarter of 2022;
•an increase in depreciation, primarily as a result of development and redevelopment projects placed in service during 2022 and 2023;
•an increase in interest expense, primarily as a result of: (i) senior unsecured notes issued during the first half of 2023, (ii) borrowings under the Term Loan Facilities, which were drawn during the fourth quarter of 2022, and (iii) higher interest rates on the commercial paper program, partially offset by lower borrowings on the commercial paper program;
•a gain on sale associated with the disposition of a hospital under a direct financing lease (“DFL”) during the first quarter of 2022;
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
•a decrease in depreciation related to the deconsolidation of seven previously consolidated lab buildings in South San Francisco, California during the third quarter of 2022;
•a decrease in other expenses for tenant relocation and other costs associated with the demolition of an outpatient medical building, which were incurred in the first quarter of 2022;
•a decrease in casualty-related charges from a hurricane during the third quarter of 2022;
•an increase in equity income from unconsolidated joint ventures; and
•a decrease in loan loss reserves primarily as a result of principal repayments on seller financing.
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

FFO as Adjusted increased primarily as a result of the aforementioned events impacting Nareit FFO, except for the following, which are excluded from FFO as Adjusted:
•gain on sale of a hospital under a DFL;
•expenses for tenant relocation and other costs associated with the demolition of an outpatient medical building;
•casualty-related charges;
•loan loss reserves; and
•transaction costs.
AFFO increased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents, which is excluded from AFFO. The increase in AFFO was partially offset by lower AFFO capital expenditures during the period.
Segment Analysis
The following tables provide selected operating information for our Same-Store and total property portfolio for each of our reportable segments. For the three months ended September 30, 2023, our Same-Store consists of 416 properties representing properties acquired or placed in service and stabilized on or prior to July 1, 2022 and that remained in operations under a consistent reporting structure through September 30, 2023. For the nine months ended September 30, 2023, our Same-Store consists of 406 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2022 and that remained in operations under a consistent reporting structure through September 30, 2023. Our total property portfolio consisted of 475 and 480 properties at September 30, 2023 and 2022, respectively. Included in our total property portfolio at each of September 30, 2023 and 2022 are 19 senior housing assets in our SWF SH JV.

Lab

The following table summarizes results at and for the three months ended September 30, 2023 and 2022 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Rental and related revenues	$177,974	$178,587	$(613)	$226,059	$207,795	$18,264
Healthpeak’s share of unconsolidated joint venture total revenues	1,623	1,429	194	2,425	2,938	(513)
Noncontrolling interests’ share of consolidated joint venture total revenues	(33)	(33)	—	(154)	(55)	(99)
Operating expenses	(50,298)	(47,041)	(3,257)	(60,268)	(55,162)	(5,106)
Healthpeak’s share of unconsolidated joint venture operating expenses	(573)	(495)	(78)	(958)	(777)	(181)
Noncontrolling interests’ share of consolidated joint venture operating expenses	11	10	1	33	21	12
Adjustments to NOI(1)	(5,231)	(12,947)	7,716	(9,842)	(15,221)	5,379
Adjusted NOI	$123,473	$119,510	$3,963	157,295	139,539	17,756
Less: non-SS Adjusted NOI				(33,822)	(20,029)	(13,793)
SS Adjusted NOI				$123,473	$119,510	$3,963
Adjusted NOI % change			3.3%
Property count(2)	122	122		146	149
End of period occupancy(3)	97.2%	98.8%		97.5%	99.0%
Average occupancy(3)	97.3%	98.6%		97.5%	98.8%
Average occupied square feet	9,283	9,381		10,574	10,708
Average annual total revenues per occupied square foot(4)	$76	$71		$83	$74
Average annual base rent per occupied square foot(5)	$57	$54		$64	$56
_______________________________________
(1)Represents adjustments to NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for the definitions of NOI and Adjusted NOI. See Note 13 to the Consolidated Financial Statements for a reconciliation of Adjusted NOI by segment to net income (loss).
(2)From our third quarter 2022 presentation of Same-Store, we added: (i) five stabilized acquisitions, (ii) three stabilized redevelopments placed in service, and (iii) two stabilized developments placed in service, and we removed: (i) four buildings that were placed into redevelopment, (ii) one asset that was placed into land held for development, and (iii) one building that experienced a significant tenant relocation.
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

The following table summarizes results at and for the nine months ended September 30, 2023 and 2022 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Rental and related revenues	$506,415	$494,606	$11,809	$654,829	$609,620	$45,209
Healthpeak’s share of unconsolidated joint venture total revenues	5,066	7,003	(1,937)	6,519	5,637	882
Noncontrolling interests’ share of consolidated joint venture total revenues	(99)	(97)	(2)	(449)	(174)	(275)
Operating expenses	(139,864)	(124,274)	(15,590)	(172,666)	(152,796)	(19,870)
Healthpeak’s share of unconsolidated joint venture operating expenses	(2,025)	(1,621)	(404)	(2,987)	(1,744)	(1,243)
Noncontrolling interests’ share of consolidated joint venture operating expenses	34	31	3	108	59	49
Adjustments to NOI(2)	(15,813)	(36,641)	20,828	(25,618)	(50,977)	25,359
Adjusted NOI	$353,714	$339,007	$14,707	459,736	409,625	50,111
Less: non-SS Adjusted NOI				(106,022)	(70,618)	(35,404)
SS Adjusted NOI				$353,714	$339,007	$14,707
Adjusted NOI % change			4.3%
Property count(3)	119	119		146	149
End of period occupancy(4)	97.1%	98.8%		97.5%	99.0%
Average occupancy(4)	97.8%	98.5%		98.1%	98.6%
Average occupied square feet	9,015	9,037		10,538	10,666
Average annual total revenues per occupied square foot(5)	$74	$69		$81	$71
Average annual base rent per occupied square foot(6)	$56	$52		$62	$55
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
(3)From our third quarter 2022 presentation of Same-Store, we added: (i) five stabilized acquisitions, (ii) two stabilized buildings that previously experienced a significant tenant relocation, (iii) two stabilized redevelopments placed in service, and (iv) one stabilized development placed in service, and we removed: (i) four buildings that were placed into redevelopment and (ii) one building that experienced a significant tenant relocation.
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

Outpatient Medical

The following table summarizes results at and for the three months ended September 30, 2023 and 2022 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Three Months Ended September 30,			Three Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Rental and related revenues	$175,559	$169,696	$5,863	$191,016	$184,506	$6,510
Healthpeak’s share of unconsolidated joint venture total revenues	720	703	17	746	756	(10)
Noncontrolling interests’ share of consolidated joint venture total revenues	(8,565)	(8,401)	(164)	(8,735)	(8,968)	233
Operating expenses	(60,028)	(57,146)	(2,882)	(67,693)	(64,782)	(2,911)
Healthpeak’s share of unconsolidated joint venture operating expenses	(301)	(305)	4	(301)	(313)	12
Noncontrolling interests’ share of consolidated joint venture operating expenses	2,469	2,355	114	2,474	2,558	(84)
Adjustments to NOI(2)	(3,244)	(3,772)	528	(3,547)	(4,079)	532
Adjusted NOI	$106,610	$103,130	$3,480	113,960	109,678	4,282
Less: non-SS Adjusted NOI				(7,350)	(6,548)	(802)
SS Adjusted NOI				$106,610	$103,130	$3,480
Adjusted NOI % change			3.4%
Property count(3)	279	279		295	297
End of period occupancy(4)	91.3%	91.4%		90.1%	90.0%
Average occupancy(4)	91.3%	91.3%		90.1%	89.9%
Average occupied square feet	20,510	20,493		21,507	21,624
Average annual total revenues per occupied square foot(5)	$35	$33		$36	$34
Average annual base rent per occupied square foot(6)	$28	$27		$29	$27
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
(3)From our third quarter 2022 presentation of Same-Store, we added: (i) 13 stabilized acquisitions, (ii) 4 stabilized developments placed in service, (iii) 1 stabilized redevelopment placed in service, and (iv) 3 redevelopments that were placed on hold, and we removed: (i) 2 assets that were sold, (ii) 1 asset that was classified as held for sale, and (iii) 1 asset that was placed into redevelopment.
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

The following table summarizes results at and for the nine months ended September 30, 2023 and 2022 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Rental and related revenues	$508,594	$490,527	$18,067	$564,644	$539,910	$24,734
Income from direct financing leases	—	—	—	—	1,168	(1,168)
Healthpeak’s share of unconsolidated joint venture total revenues	2,133	2,110	23	2,245	2,249	(4)
Noncontrolling interests’ share of consolidated joint venture total revenues	(25,524)	(25,040)	(484)	(26,364)	(26,732)	368
Operating expenses	(172,052)	(163,588)	(8,464)	(197,442)	(189,274)	(8,168)
Healthpeak’s share of unconsolidated joint venture operating expenses	(888)	(891)	3	(895)	(912)	17
Noncontrolling interests’ share of consolidated joint venture operating expenses	7,294	7,294	—	7,477	7,886	(409)
Adjustments to NOI(2)	(9,244)	(9,678)	434	(11,373)	(10,574)	(799)
Adjusted NOI	$310,313	$300,734	$9,579	338,292	323,721	14,571
Less: non-SS Adjusted NOI				(27,979)	(22,987)	(4,992)
SS Adjusted NOI				$310,313	$300,734	$9,579
Adjusted NOI % change			3.2%
Property count(3)	272	272		295	297
End of period occupancy(4)	91.5%	91.6%		90.1%	90.0%
Average occupancy(4)	91.5%	91.6%		90.0%	89.9%
Average occupied square feet	20,203	20,231		21,519	21,686
Average annual total revenues per occupied square foot(5)	$34	$33		$35	$34
Average annual base rent per occupied square foot(6)	$27	$27		$28	$27
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
(3)From our third quarter 2022 presentation of Same-Store, we added: (i) 25 stabilized acquisitions, (ii) 3 redevelopments that were placed on hold, and (iii) 2 stabilized developments placed in service, and we removed: (i) 2 assets that were sold, (ii) 1 asset that was classified as held for sale, and (iii) 1 asset that was placed into redevelopment.
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
•decreased NOI from our 2022 and 2023 dispositions.

Continuing Care Retirement Community

The following table summarizes results at and for the three months ended September 30, 2023 and 2022 (dollars in thousands, except per unit data):

	SS			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Resident fees and services	$133,603	$122,142	$11,461	$133,808	$122,142	$11,666
Government grant income(1)	—	—	—	—	4	(4)
Operating expenses	(104,236)	(99,914)	(4,322)	(104,773)	(100,264)	(4,509)
Adjustments to NOI(2)	—	—	—	—	—	—
Adjusted NOI	$29,367	$22,228	$7,139	29,035	21,882	7,153
Plus (less): non-SS adjustments				332	346	(14)
SS Adjusted NOI				$29,367	$22,228	$7,139
Adjusted NOI % change			32.1%
Property count(3)	15	15		15	15
Average occupancy(4)	83.9%	82.0%		83.9%	82.0%
Average occupied units(5)	5,956	5,894		5,965	5,894
Average annual rent per occupied unit	$89,726	$82,893		$89,729	$82,895
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
(3)From our third quarter 2022 presentation of Same-Store, no properties were added or removed.
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
Same-Store Adjusted NOI and Total Portfolio Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees;
•higher occupancy;
•higher business interruption insurance proceeds; partially offset by
•higher costs of labor and management fees.

The following table summarizes results at and for the nine months ended September 30, 2023 and 2022 (dollars in thousands, except per unit data):

	SS			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Resident fees and services	$390,686	$369,062	$21,624	$391,076	$369,062	$22,014
Government grant income(1)	—	—	—	184	6,765	(6,581)
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	—	—	334	(334)
Operating expenses	(306,123)	(299,146)	(6,977)	(307,551)	(300,429)	(7,122)
Adjustments to NOI(2)	(678)	—	(678)	(679)	—	(679)
Adjusted NOI	$83,885	$69,916	$13,969	83,030	75,732	7,298
Plus (less): non-SS adjustments				855	(5,816)	6,671
SS Adjusted NOI				$83,885	$69,916	$13,969
Adjusted NOI % change			20.0%
Property count(3)	15	15		15	15
Average occupancy(4)	83.5%	81.3%		83.5%	81.3%
Average occupied units(5)	5,929	5,928		5,936	5,928
Average annual rent per occupied unit	$87,859	$83,010		$87,883	$84,606
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
(3)From our third quarter 2022 presentation of Same-Store, no properties were added or removed.
(4)Refer to “Non-GAAP Financial Measures” above for the definition of Same-Store. Total Portfolio occupancy excludes any of the following: (i) developments, (ii) significant redevelopments, (iii) newly completed properties under lease-up, and (iv) properties held for sale.
(5)Represents average occupied units as reported by the operators for the nine-month period.
Same-Store Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees; and
•higher occupancy; partially offset by
•higher costs of insurance, management fees, utilities, and food; and
•lower business interruption insurance proceeds.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned increases to Same-Store, partially offset by decreased government grant income received under the CARES Act.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Interest income	$5,360	$5,963	$(603)	$16,802	$16,950	$(148)
Interest expense	50,510	44,078	6,432	147,547	123,531	24,016
Depreciation and amortization	184,559	173,190	11,369	561,357	531,412	29,945
General and administrative	23,093	24,549	(1,456)	73,576	73,161	415
Transaction costs	36	728	(692)	3,098	1,636	1,462
Impairments and loan loss reserves (recoveries), net	(550)	3,407	(3,957)	(156)	3,678	(3,834)
Gain (loss) on sales of real estate, net	—	(4,149)	4,149	86,463	10,047	76,416
Other income (expense), net	1,481	305,678	(304,197)	4,208	326,855	(322,647)
Income tax benefit (expense)	(787)	3,834	(4,621)	(2,225)	3,775	(6,000)
Equity income (loss) from unconsolidated joint ventures	2,101	(325)	2,426	6,646	2,141	4,505
Income (loss) from discontinued operations	—	(1,298)	1,298	—	2,011	(2,011)
Noncontrolling interests’ share in continuing operations	(4,442)	(4,016)	(426)	(24,297)	(11,701)	(12,596)
Interest income
Interest income decreased for the three and nine months ended September 30, 2023 primarily as a result of principal repayments on loans receivable in 2022 and 2023, partially offset by higher interest rates.
Interest expense
Interest expense increased for the three and nine months ended September 30, 2023 primarily as a result of: (i) senior unsecured notes issued during the first half of 2023, (ii) borrowings under the Term Loan Facilities, which were drawn during the fourth quarter of 2022, and (iii) higher interest rates on the commercial paper program, partially offset by lower borrowings on the commercial paper program.
Depreciation and amortization expense
Depreciation and amortization expense increased for the three and nine months ended September 30, 2023 primarily as a result of development and redevelopment projects placed in service during 2022 and 2023, partially offset by: (i) assets placed into redevelopment in 2023 and (ii) dispositions of real estate in 2022 and 2023. The increase during the nine months ended September 30, 2023 was also partially offset by lower depreciation related to the deconsolidation of seven previously consolidated lab buildings in South San Francisco, California during the third quarter of 2022.
General and administrative expense
General and administrative expenses decreased for the three months ended September 30, 2023 primarily as a result of lower stock-based compensation. General and administrative expenses increased for the nine months ended September 30, 2023 primarily as a result of severance-related charges associated with certain employee departures during 2023, offset by lower stock-based compensation expense.
Transaction costs
Transaction costs increased for the nine months ended September 30, 2023 primarily as a result of expenses incurred in connection with our reorganization to an UPREIT structure in 2023.
Impairments and loan loss reserves (recoveries), net
Impairments and loan loss reserves (recoveries), net decreased for the three and nine months ended September 30, 2023 as a result of a decrease in loan loss reserves under the current expected credit losses model. The decrease in loan loss reserves for the three and nine months ended September 30, 2023 is primarily a result of principal repayments on seller financing, increased interest rates on variable rate loans, and macroeconomic conditions.

Gain (loss) on sales of real estate, net
Gain (loss) on sales of real estate, net increased during the nine months ended September 30, 2023 primarily as a result of: (i) the $60 million gain on sale of two lab buildings in Durham, North Carolina, which were sold in January 2023 and (ii) the $21 million gain on sales of two outpatient medical buildings, which were sold in March 2023, partially offset by: (i) the $4 million gain on sale of one lab building, which was sold during the three months ended March 31, 2022, (ii) the $10 million gain on sales of three outpatient medical buildings and one outpatient medical land parcel, which were sold during the three months ended June 30, 2022, and (iii) the $1 million gain on sales of two outpatient medical buildings, which were sold during the three months ended September 30, 2022. Refer to Note 4 to the Consolidated Financial Statements for additional information regarding dispositions of real estate and the associated gain (loss) on sales recognized.
Other income (expense), net
Other income decreased for the three and nine months ended September 30, 2023 primarily due to a gain upon change of control related to the sale of a 30% interest and deconsolidation of seven previously consolidated lab buildings in South San Francisco, California during the third quarter of 2022, partially offset by casualty losses from a hurricane during the third quarter of 2022. For the nine months ended September 30, 2023, other income was further decreased by: (i) a gain on sale associated with the disposition of a hospital under a DFL during the first quarter of 2022 and (ii) a decrease in government grant income received under the CARES Act in 2023. The decrease in other income during the nine months ended September 30, 2023 was partially offset by other expenses for tenant relocation and other costs associated with the demolition of an outpatient medical building, which were incurred in the first quarter of 2022.
Income tax benefit (expense)
Income tax expense increased for the three and nine months ended September 30, 2023 primarily as a result of an increase in operating income associated with our CCRCs.
Equity income (loss) from unconsolidated joint ventures
Equity income from unconsolidated joint ventures increased for the three and nine months ended September 30, 2023 primarily as a result of increased income from the South San Francisco JVs and the SWF SH JV.
Income (loss) from discontinued operations
The change in income (loss) from discontinued operations for the three and nine months ended September 30, 2023 is a result of the completion of dispositions of our senior housing portfolios.
Noncontrolling interests’ share in continuing operations
Noncontrolling interests’ share in continuing operations increased for the nine months ended September 30, 2023 primarily as a result of a gain on sale of an outpatient medical building in a consolidated joint venture that was sold during the second quarter of 2023.
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
Our ability to access the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. Our two senior unsecured delayed draw term loans with an aggregate principal amount of $500 million (the “Term Loan Facilities”) and our Revolving Facility accrue interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin that depends on the credit ratings of our senior unsecured long-term debt. We also pay a facility fee on the entire commitment under our Revolving Facility that depends upon our credit ratings. As of October 27, 2023, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global, and short-term credit ratings of P-2 from Moody’s and A-2 from S&P Global.
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
Changes in Material Cash Requirements and Off-Balance Sheet Arrangements
Debt. Our material cash requirements related to debt increased by $167 million to $6.7 billion at September 30, 2023, when compared to December 31, 2022, primarily as a result of the January 2023 and May 2023 issuances of $750 million aggregate principal amount of 5.25% senior unsecured notes due 2032, partially offset by a $572 million decrease in notes outstanding under our commercial paper program. As of September 30, 2023, we had $5.4 billion of senior unsecured notes and $424 million outstanding under our commercial paper program. See Note 9 to the Consolidated Financial Statements for additional information about our debt commitments.
Development and redevelopment commitments. Our material cash requirements related to development and redevelopment projects and Company-owned tenant improvements decreased by $128 million to $124 million at September 30, 2023, when compared to December 31, 2022, primarily as a result of construction spend on and completion of existing projects in the first three quarters of 2023, thereby decreasing the remaining commitment.
Construction loan commitments. Due to the terms of our SHOP seller financing notes receivable, as of September 30, 2023, we are obligated to provide additional loans up to $36 million to fund senior housing redevelopment capital expenditure projects. Our material cash requirements to provide these additional loans decreased by $4 million to $36 million at September 30, 2023, when compared to December 31, 2022. This decrease was the result of funding provided during the third quarter of 2023, thereby decreasing the remaining commitment. See Note 6 to the Consolidated Financial Statements for additional information.
Redeemable noncontrolling interests. Our material cash requirements related to redeemable noncontrolling interests decreased by $57 million to $49 million at September 30, 2023, when compared to December 31, 2022. Certain of our noncontrolling interest holders have the ability to put their equity interests to us upon specified events or after the passage of a predetermined period of time. Each put option is subject to changes in redemption value in the event that the underlying property generates specified returns for us and meets certain promote thresholds pursuant to the respective agreements. As of September 30, 2023, two of the redeemable noncontrolling interests have met the conditions for redemption, but were not yet exercised. See Note 11 to the Consolidated Financial Statements for additional information.
Distribution and Dividend Requirements. There have been no changes to our distribution and dividend requirements during the nine months ended September 30, 2023.
Off-Balance Sheet Arrangements. We own interests in certain unconsolidated joint ventures as described in Note 7 to the Consolidated Financial Statements. Two of these joint ventures have mortgage debt of $88 million, of which our share is $40 million. Except in limited circumstances, our risk of loss is limited to our investment in the joint ventures.

There have been no other material changes, outside of the ordinary course of business, during the nine months ended September 30, 2023 to the material cash requirements or material off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 under “Material Cash Requirements” and “Off-Balance Sheet Arrangements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Cash Flow Summary
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Net cash provided by (used in) operating activities	$724,994	$693,306	$31,688
Net cash provided by (used in) investing activities	(361,086)	(578,113)	217,027
Net cash provided by (used in) financing activities	(376,815)	(165,517)	(211,298)
Operating Cash Flows
Our cash flows from operations are dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors. Our net cash provided by operating activities increased $32 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily as a result of: (i) developments and redevelopments placed in service during 2022 and 2023, (ii) annual rent increases, (iii) higher nonrefundable entrance fee collections, and (iv) new leasing and renewal activity. The increase in net cash provided by operating activities was partially offset by: (i) an increase in interest expense and (ii) an increase in property operating expenses.
Investing Cash Flows
Our cash flows from investing activities are generally used to fund acquisitions, developments, and redevelopments of real estate, net of proceeds received from sales of real estate, sales of DFLs, and repayments on loans receivable. Our net cash used in investing activities decreased $217 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily as a result of the following: (i) a reduction in acquisitions of real estate, (ii) an increase in proceeds from the sales of real estate, (iii) an increase in proceeds from principal repayments on loans receivable and marketable debt securities, (iv) a reduction in development and redevelopment of real estate, and (v) an increase in proceeds from insurance recoveries. The decrease in cash used by investing activities was partially offset by: (i) proceeds received in 2022 from the sale of a 30% interest in seven previously consolidated lab buildings in South San Francisco, California and (ii) higher investments in unconsolidated joint ventures related to the funding of redevelopment projects.
Financing Cash Flows
Our cash flows from financing activities are generally impacted by issuances of equity, borrowings and repayments under our bank line of credit and commercial paper program, senior unsecured notes, term loans, and mortgage debt, net of dividends paid to common shareholders. Our net cash used in financing activities increased $211 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily as a result of the following: (i) net repayments under the commercial paper program and (ii) increased distributions to noncontrolling interests. The increase in net cash used in financing activities was partially offset by: (i) proceeds received from the senior unsecured notes issuances in January 2023 and May 2023 and (ii) a reduction in repurchases of common stock.
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

Approximately 94% and 76% of our consolidated debt was fixed rate debt as of September 30, 2023 and 2022, respectively. At September 30, 2023, our fixed rate debt and variable rate debt had weighted average interest rates of 3.70% and 5.65%, respectively. At September 30, 2022, our fixed rate debt and variable rate debt had weighted average interest rates of 3.45% and 3.42%, respectively. As of September 30, 2023, we had $142 million of variable rate mortgage debt and the $500 million Term Loan Facilities swapped to fixed rates through interest rate swap instruments. These interest rate swap instruments are designated as cash flow hedges. For purposes of classification of the amounts above, variable rate debt with a derivative financial instrument designated as a cash flow hedge is reported as fixed rate debt due to us having effectively established a fixed interest rate for the underlying debt instrument. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
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
Equity
At September 30, 2023, we had 547 million shares of common stock outstanding, equity totaled $7.0 billion, and our equity securities had a market value of $10.2 billion.
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
During the three and nine months ended September 30, 2023, we did not issue any shares of our common stock under any ATM program.
At September 30, 2023, $1.5 billion of our common stock remained available for sale under the ATM Program. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any shares under our ATM Program.
See Note 11 to the Consolidated Financial Statements for additional information about our ATM Program.
Noncontrolling Interests
Healthpeak OP. Immediately following the Reorganization, Healthpeak Properties, Inc. was the initial sole member and 100% owner of Healthpeak OP. Subsequent to the Reorganization, certain of our employees (“OP Unitholders”) were issued approximately 2 million noncontrolling, non-managing member units in Healthpeak OP (“OP Units”). When certain conditions are met, the OP Unitholders have the right to require redemption of part or all of their OP Units for cash or shares of our common stock, at our option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of our common stock or cash equal to the fair value of a share of common stock at the time of redemption. We classify the OP Units in permanent equity because we may elect, in our sole discretion, to issue shares of our common stock to OP Unitholders who choose to redeem their OP Units rather than using cash. None of the outstanding OP Units met the criteria for redemption as of September 30, 2023.
DownREITs. At September 30, 2023, non-managing members held an aggregate of approximately 5 million units in seven limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At September 30, 2023, the outstanding DownREIT units were convertible into approximately 7 million shares of our common stock.

Share Repurchase Program
On August 1, 2022, our Board of Directors approved the Share Repurchase Program under which we may acquire shares of our common stock in the open market up to an aggregate purchase price of $500 million. Purchases of common stock under the Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The Share Repurchase Program expires in August 2024 and may be suspended or terminated at any time without prior notice. During the year ended December 31, 2022, we repurchased 2.1 million shares of our common stock at a weighted average price of $27.16 per share for a total of $56 million. During the three and nine months ended September 30, 2023, there were no repurchases under the Share Repurchase Program. Therefore, at September 30, 2023, $444 million of our common stock remained available for repurchase under the Share Repurchase Program.
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

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Nareit FFO, FFO as Adjusted, and AFFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) applicable to common shares	$64,048	$353,366	$233,497	$491,398
Real estate related depreciation and amortization	184,559	173,190	561,357	531,412
Healthpeak’s share of real estate related depreciation and amortization from unconsolidated joint ventures	6,190	8,704	18,076	19,049
Noncontrolling interests’ share of real estate related depreciation and amortization	(4,571)	(4,464)	(14,042)	(14,487)
Loss (gain) on sales of depreciable real estate, net	—	5,280	(86,463)	(11,408)
Healthpeak’s share of loss (gain) on sales of depreciable real estate, net, from unconsolidated joint ventures	—	239	—	89
Noncontrolling interests’ share of gain (loss) on sales of depreciable real estate, net	—	—	11,546	12
Loss (gain) upon change of control, net(1)	—	(311,438)	(234)	(311,438)
Taxes associated with real estate dispositions	—	197	—	31
Nareit FFO applicable to common shares	250,226	225,074	723,737	704,658
Distributions on dilutive convertible units and other	2,340	2,352	7,027	7,055
Diluted Nareit FFO applicable to common shares	$252,566	$227,426	$730,764	$711,713

Weighted average shares outstanding - diluted Nareit FFO	554,614	546,015	554,535	546,677

Impact of adjustments to Nareit FFO:
Transaction-related items	$49	$681	$2,993	$1,573
Other impairments (recoveries) and other losses (gains), net(2)	(602)	2,897	557	(5,874)
Restructuring and severance-related charges	—	—	1,368	—
Casualty-related charges (recoveries), net(3)	(367)	4,514	(610)	4,103
Total adjustments	$(920)	$8,092	$4,308	$(198)

FFO as Adjusted applicable to common shares	$249,306	$233,166	$728,045	$704,460
Distributions on dilutive convertible units and other	2,341	2,338	7,022	7,055
Diluted FFO as Adjusted applicable to common shares	$251,647	$235,504	$735,067	$711,515

Weighted average shares outstanding - diluted FFO as Adjusted	554,614	546,015	554,535	546,677

FFO as Adjusted applicable to common shares	$249,306	$233,166	$728,045	$704,460
Stock-based compensation amortization expense	3,434	4,614	10,966	14,635
Amortization of deferred financing costs	3,054	2,691	8,828	8,069
Straight-line rents(4)	(7,279)	(12,965)	(12,710)	(36,837)
AFFO capital expenditures	(24,031)	(24,358)	(66,264)	(75,103)
Deferred income taxes	(430)	(2,814)	(933)	(3,741)
Amortization of above (below) market lease intangibles, net	(5,626)	(5,876)	(20,267)	(17,528)
Other AFFO adjustments	(1,123)	(1,144)	(1,852)	(3,017)
AFFO applicable to common shares	217,305	193,314	645,813	590,938
Distributions on dilutive convertible units and other	2,340	1,649	7,026	4,945
Diluted AFFO applicable to common shares	$219,645	$194,963	$652,839	$595,883

Weighted average shares outstanding - diluted AFFO	554,614	544,190	554,535	544,852
Refer to footnotes on the next page.

_______________________________________
(1)The three and nine months ended September 30, 2022 include a gain upon change of control related to the sale of a 30% interest to a sovereign wealth fund and deconsolidation of seven previously consolidated lab buildings in South San Francisco, California. The gain upon change of control is included in other income (expense), net in the Consolidated Statements of Operations.
(2)The nine months ended September 30, 2022 includes the following, which are included in other income (expense), net in the Consolidated Statements of Operations: (i) a $23 million gain on sale of a hospital under a direct financing lease and (ii) $14 million of expenses incurred for tenant relocation and other costs associated with the demolition of an outpatient medical building. The three and nine months ended September 30, 2023 and 2022 include reserves and (recoveries) for expected loan losses recognized in impairments and loan loss reserves (recoveries), net in the Consolidated Statements of Operations.
(3)Casualty-related charges (recoveries), net are recognized in other income (expense), net and equity income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations.
(4)The nine months ended September 30, 2023 includes a $9 million write-off of straight-line rent receivable associated with Sorrento Therapeutics, Inc., which commenced voluntary reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. This activity is reflected as a reduction of rental and related revenues in the Consolidated Statements of Operations.
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of critical accounting estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A discussion of accounting estimates that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to our critical accounting estimates during the three and nine months ended September 30, 2023.

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
To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves of our derivative portfolio in order to determine the change in fair value. At September 30, 2023, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by up to approximately $19 million.
Interest Rate Risk. At September 30, 2023, our exposure to interest rate risk was primarily on our variable rate debt. At September 30, 2023, $142 million of our variable rate mortgage debt and our $500 million Term Loan Facilities were swapped to fixed rates through interest rate swap instruments. The interest rate swap instruments are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable rate debt to fixed interest rates. At September 30, 2023, both the fair value and carrying value of the interest rate swap instruments were $39 million.
Our remaining variable rate debt at September 30, 2023 was comprised of borrowings under our commercial paper program and certain of our mortgage debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. Interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2023, a one percentage point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $231 million and a one percentage point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $247 million. These changes would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point increase in the interest rates related to our variable rate debt, and assuming no other changes in the outstanding balance at September 30, 2023, our annual interest expense would increase by approximately $4 million. Lastly, assuming a one percentage point decrease in the interest rates related to our variable rate loans receivable, and assuming no other changes in the outstanding balance at September 30, 2023, our annual interest income would decrease by approximately $2 million.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.
Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.  Risk Factors
We have described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, the primary risk factors that could materially affect our business, financial condition, or future results. Such risk factors (as updated) continue to apply to our business, financial condition, and future results and are supplemented with the following risk factors:
Risks Related to the Mergers

The announcement and pendency of the Merger Agreement could have an adverse effect on our business.
On October 29, 2023, the Company and Physicians Realty Trust (“Physicians Realty”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alpine Sub, LLC, a Maryland limited liability company and a wholly owned subsidiary of the Company (“Alpine Sub”), Alpine OP Sub, LLC, a Maryland limited liability company and a wholly owned subsidiary of Healthpeak OP (“Alpine OP Sub”), and Physicians Realty L.P., a Delaware limited partnership (the “Physicians Partnership”). The Merger Agreement provides for (a) the merger of Physicians Realty with and into Alpine Sub (the “Company Merger”), with Alpine Sub surviving as a wholly owned subsidiary of the Company (the “Company Surviving Entity”), (b) immediately following the effectiveness of the Company Merger, the contribution by the Company to Healthpeak OP, a Maryland limited liability company, of all of the outstanding equity interests in the Company Surviving Entity (the “Contribution”), and (c) immediately following the Contribution, the merger of the Physicians Partnership with and into Alpine OP Sub (the “Partnership Merger” and, together with the Company Merger, the “Mergers”), with Alpine OP Sub surviving as a wholly owned subsidiary of Healthpeak OP (the “Partnership Surviving Entity”).
The announcement and pendency of the Mergers could cause disruption in our business, including the potential loss or disruption of current and prospective commercial relationships due to the uncertainties about the Mergers. For example, some of our tenants, prospective tenants, or vendors may delay or defer decisions, which could negatively affect our revenues, earnings, cash flows, and expenses, regardless of whether the Mergers are completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with the combined company following the Mergers, which may adversely affect our ability to attract, retain, and motivate current, prospective, and key personnel during the pendency of the Mergers.
The Merger Agreement generally requires us to use commercially reasonable efforts to operate our business in the ordinary course of business pending consummation of the Mergers, but includes certain contractual restrictions on the conduct of our business prior to completion of the Mergers, which may adversely affect our ability to raise capital or pursue other strategic actions, even if such actions would prove beneficial.
In addition, matters relating to the Mergers (including integration planning) will require substantial commitments of time and resources by our management, which could divert their time, resources, and attention that could otherwise have been devoted to other opportunities that may have been beneficial to us. Furthermore, there are certain inherent risks, costs, and uncertainties associated with integrating the businesses successfully, and as a result, the Company may not achieve all or any of the anticipated benefits of the Mergers. We have also incurred, and will continue to incur, significant non-recurring costs, expenses, and fees, and could in the future be exposed to unexpected costs, liabilities, and delays, in connection with the Mergers that we may be unable to recover.
The aforementioned risks, and adverse effects, of any disruption could be exacerbated by a delay in completion of the Mergers or termination of the Merger Agreement.

Completion of the Mergers is subject to the satisfaction or waiver of certain conditions.
Completion of the Mergers is subject to the satisfaction or waiver of certain conditions, including: (1) approval by the Company’s stockholders of the Parent Common Stock Issuance (as defined in the Merger Agreement) and the Parent Charter Amendment (as defined in the Merger Agreement) and approval by Physicians Realty’s shareholders of the Mergers; (2) the effectiveness of the registration statement on Form S-4 to be filed with the SEC by the Company and Physicians Realty in connection with the transactions contemplated by the Merger Agreement; (3) approval for listing on the New York Stock Exchange of the shares of Company common stock to be issued in the Mergers or reserved for issuance in connection therewith; (4) no temporary restraining order, preliminary or permanent injunction or other order, decree or judgment being in effect enjoining, preventing, restraining, making illegal, or otherwise prohibiting the consummation of the Mergers; (5) no law having been enacted, issued, entered, promulgated, or enforced by any governmental authority and is in effect which would have the effect of enjoining, preventing, restraining, making illegal, or otherwise prohibiting the consummation of the Mergers; (6) accuracy of each party’s representations, subject in most cases to materiality or Material Adverse Effect (as defined in the Merger Agreement) qualifications; (7) compliance in all material respects with each party’s covenants; (8) absence of a Material Adverse Effect on either the Company or Physicians Realty; (9) receipt by each of the Company and Physicians Realty of an opinion to the effect that the Company Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”); (10) receipt by the Company of an opinion that Physicians Realty qualifies as a real estate investment trust (“REIT”) under the Code and receipt by Physicians Realty of an opinion that the Company qualifies as a REIT under the Code; and (11) receipt by each party of customary officer’s certificates certifying the satisfaction of Physicians Realty and the Company’s respective closing conditions.
We cannot provide assurance that these conditions to completing the Mergers will be satisfied or waived, and accordingly, that the proposed Mergers will be completed on the timeline that we anticipate or at all. Failure to complete the Mergers could negatively affect our stock price and our future business and financial results.
Further, the Merger Agreement also contains certain customary termination rights for both parties, and we would be required to pay a Termination Fee (as defined in the Merger Agreement) to Physicians Realty in certain circumstances or if our stockholders do not approve the transaction.
Failure to complete the Mergers could negatively impact the stock prices and the future business and financial results of the Company.
If the Mergers are not completed, the ongoing business of the Company could be materially adversely affected and without realizing any of the benefits of having completed the Mergers, the Company will be subject to a variety of risks associated with the failure to complete the Mergers, including the following:
•the market price of the Company common stock could decline;
•the Company being required, under certain circumstances, to pay to Physicians Realty a termination fee depending on the circumstances and/or reimburse Physicians Realty’s reasonable expenses, as applicable;
•if the Merger Agreement is terminated and our Board of Directors seeks another business combination, the Company’s stockholders cannot be certain that the Company will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that the Company and Physicians Realty have agreed to in the Merger Agreement;
•the Company may experience negative reactions from the financial markets or its tenants, property managers, or employees;
•the Company having to pay certain costs relating to the Mergers, such as legal, accounting, financial advisor, filing, printing, and mailing fees whether or not the Mergers are completed; and
•diversion of the Company’s management focus and resources from operational matters and other strategic opportunities while working to implement the Mergers.
If the Mergers are not completed, these risks could materially affect the business, financial results, and price of the common shares of the Company. In addition, if the Mergers are not completed, the Company could be subject to litigation related to any failure to complete the Mergers or related to any enforcement proceeding commenced against the Company to perform its obligations under the Merger Agreement. The materialization of any of these risks could adversely impact the Company’s ongoing business.

An adverse outcome in any litigation or other legal proceedings relating to the Merger Agreement could have a material adverse impact on our business and our ability to consummate the transactions contemplated by the Merger Agreement.
Transactions like the Mergers are frequently the subject of litigation or other legal proceedings, including actions alleging that either board of directors breached their respective duties to their stockholders by entering into the Merger Agreement, by failing to obtain a greater value in the transaction for their stockholders or otherwise. We believe that any such litigation or proceedings would be without merit, but there can be no assurance that they will not be brought. If litigation or other legal proceedings are brought against us or against our board in connection with the Merger Agreement, we will defend against it, but we might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on our business, results of operation, or financial position, including through the possible diversion of either company’s resources or distraction of key personnel.
The exchange ratio will not be adjusted in the event of any change in the share prices of either us or Physicians Realty.
As a result of the Mergers, and through a series of transactions, (i) each outstanding common share of Physicians Realty (other than Physicians Realty common shares to be canceled in accordance with the Merger Agreement), will be converted into the right to receive 0.674 (the “Exchange Ratio”) shares of Company common stock (the “Merger Consideration”), without interest, plus cash in lieu of consideration for fractional shares, but subject to any withholding required under applicable tax laws, and (ii) each Partnership OP Unit (as defined in the Merger Agreement) will be converted into common units in the Partnership Surviving Entity equal to the Exchange Ratio. The Exchange Ratio will not be adjusted for changes in the market prices of either shares of our common stock or Physicians Realty’s common shares. Changes in the market price of Physicians Realty common shares prior to the effective time of the Mergers will affect the market value of the Merger Consideration that Physicians Realty shareholders will receive on the closing date of the Mergers. Share price changes may result from a variety of factors (many of which are beyond our or Physicians Realty’s control), including the following factors:
•market reaction to the announcement of the Mergers and the prospects of the combined company;
•changes in the respective businesses, operations, assets, liabilities, and prospects of us and Physicians Realty;
•changes in market assessments of the business, operations, financial position, and prospects of either company or the combined company;
•market assessments of the likelihood that the Mergers will be completed;
•interest rates, general market and economic conditions, and other factors generally affecting the market prices of our common stock and Physicians Realty’s common shares;
•federal, state and local legislation, governmental regulation, and legal developments in the businesses in which we and Physicians Realty operate; and
•other factors beyond the control of us and Physicians Realty, including those described or referred to in this “Risk Factors” section.
The market price of Physicians Realty common shares at the closing of the Mergers may vary from its price on the date the Merger Agreement was executed, on the date of the joint proxy statement/prospectus, and on the date of our special meeting. As a result, the market value of the Merger Consideration represented by the Exchange Ratio will also vary.
If the market price of shares of Company common stock increases between the date the Merger Agreement was signed, the date of the joint proxy statement/prospectus, or the date of our special meeting and the closing of the Mergers, Physicians Realty’s shareholders could receive shares of Company common stock that have a market value upon completion of the Mergers that is greater than the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed, the date of the joint proxy statement/prospectus, or on the date of the special meeting, respectively. Alternatively, if the market price of shares of Company common stock declines between the date the Merger Agreement was signed, the date of the joint proxy statement/prospectus or the date of our special meeting and the closing of the Mergers, Physicians Realty’s shareholders could receive shares of Company common stock that have a market value upon completion of the Mergers that is less than the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed, the date of the joint proxy statement/prospectus, or on the date of the special meeting, respectively.

If the Company Merger does not qualify as a reorganization, there may be adverse tax consequences.
The Company Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Code. It is a condition to the completion of the Mergers that the Company and Physicians Realty receive written opinions from their respective counsel to the effect that the Company Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code. The foregoing opinions, however, are limited to the factual representations provided by the Company and Physicians Realty to counsel and the assumptions set forth therein and are not a guarantee that the Company Merger will, in fact, qualify as a reorganization. Furthermore, such opinions are not binding on the IRS. Neither the Company nor Physicians Realty has requested or plans to request a ruling from the IRS that the Company Merger qualifies as a reorganization. If the Company Merger were to fail to qualify as a reorganization, then each U.S. holder of Physicians Realty common shares generally would recognize gain or loss, as applicable, equal to the difference between (i) the sum of the fair market value of the shares of the Company common stock and cash in lieu of any fractional share of the Company common stock received by such holder in the Company Merger; and (ii) such holder’s adjusted tax basis in its Physicians Realty common shares. In addition, failure of the Company Merger to qualify as a reorganization may damage the Company’s reputation and have other adverse impacts on the Company.
Risks Related to the Combined Company Following the Mergers

The combined company expects to incur substantial expenses related to the Mergers.
The combined company expects to incur substantial expenses in connection with completing the Mergers and integrating the operations and systems of the Company with those of Physicians Realty. While the Company has assumed that a certain level of expenses would be incurred, there are a number of factors beyond its control that could affect the total amount or the timing of the combined company’s expenses relating to the completion of the Mergers and the combined company’s operations. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the expenses associated with the Mergers could, particularly in the near term, reduce the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the operations of Physicians Realty following the completion of the Mergers.
Following the Mergers, the combined company may be unable to integrate the operations of the Company and Physicians Realty successfully and realize the anticipated synergies and other benefits of the Mergers or do so within the anticipated time frame.
The Mergers involve the combination of two companies that currently operate as independent public companies and their respective operating partnerships. The combined company is expected to benefit from the elimination of duplicative costs associated with supporting a public company platform and the leveraging of state-of-the-art technology and systems. However, the combined company will be required to devote significant management attention and resources to integrating the operations of the Company and Physicians Realty. Potential difficulties the combined company may encounter in the integration process include the following:
•the inability to successfully combine the operations of the Company and Physicians Realty, including the integration of employees, customer records and maintaining cybersecurity protections, in a manner that permits the combined company to achieve the cost savings anticipated to result from the Mergers, which would result in the anticipated benefits of the Mergers not being realized in the time frame currently anticipated or at all;
•the inability to dispose of assets or operations that the combined company desires to dispose of;
•the complexities associated with managing the combined businesses out of different locations and integrating personnel from the two companies;
•the failure to retain key employees of either of the two companies;
•potential unknown liabilities and unforeseen increased expenses, delays, or regulatory conditions associated with the Mergers; and
•performance shortfalls as a result of the diversion of management’s attention caused by completing the Mergers and integrating the companies’ operations.
For all these reasons, it is possible that the integration process could result in the distraction of the combined company’s management, the disruption of the combined company’s ongoing business, or inconsistencies in the combined company’s operations, services, standards, controls, procedures, and policies, any of which could adversely affect the ability of the combined company to maintain relationships with tenants, property managers, and employees or to achieve the anticipated benefits of the Mergers, or could otherwise adversely affect the business and financial results of the combined company.

The market price and trading volume of shares of the combined company common stock may be volatile.
Shares of the combined company’s common stock may experience significant price and volume fluctuations, and investors in shares of the combined company common stock may experience a decrease in the value of their shares, including decreases unrelated to the combined company’s operating performance or prospects. The Company and Physicians Realty cannot assure you that the market price of shares of the combined company common stock will not fluctuate or decline significantly in the future.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the share price of their common stock. This type of litigation could result in substantial costs and divert the combined company’s management’s attention and resources, which could have a material adverse effect on the combined company’s cash flows, its ability to execute its business strategy and the combined company’s ability to make distributions to its stockholders.
The market price of shares of the combined company common stock may decline as a result of the Mergers.
The market price of shares of the combined company common stock may decline as a result of the Mergers if the combined company does not achieve the perceived benefits of the Mergers as rapidly or to the extent anticipated by financial or industry analysts, or the effect of the Mergers on the combined company’s financial results is not consistent with the expectations of financial or industry analysts.
In addition, upon consummation of the Mergers, the Company stockholders and Physicians Realty shareholders will own interests in a combined company operating an expanded business with a different mix of properties, risks, and liabilities. Current Company stockholders and Physicians Realty shareholders may not wish to continue to invest in the combined company, or for other reasons may wish to dispose of some or all of their shares of the combined company common stock. If, following the time the Company Merger becomes effective (“Company Merger Effective Time”), large amounts of the combined company common stock are sold, the price of the combined company common stock could decline.
The combined company may incur adverse tax consequences if the Company or Physicians Realty has failed or fails to qualify as a REIT for U.S. federal income tax purposes.
The combined company intends to continue operating in a manner that it believes will allow it to qualify as a REIT for U.S. federal income tax purposes under the Code following the Mergers. The closing of the Mergers is conditioned on the receipt by the Company of an opinion of Physicians Realty’s counsel to the effect that, commencing with Physicians Realty’s taxable year ended December 31, 2015 and through the Company Merger Effective Time, Physicians Realty has been organized and has operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and on the receipt by Physicians Realty of an opinion of the Company’s counsel to the effect that, commencing with the Company’s taxable year ended December 31, 2015, the Company has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and the Company’s proposed method of operation will enable it to continue to meet the requirements for qualification and taxation as a REIT under the Code for its taxable year that includes the Company Merger Effective Time and future taxable years. The foregoing REIT opinions, however, are limited to the factual representations provided by the Company and Physicians Realty to counsel and the assumptions set forth therein, and are not a guarantee that the Company or Physicians Realty has, in fact, qualified, or that the combined company will continue to qualify, as a REIT. Moreover, such opinions are not binding on the IRS, and neither the Company nor Physicians Realty has requested or plans to request a ruling from the IRS that it or the combined company qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable regulations (as in effect from time to time) of the U.S. Department of the Treasury under the Code is greater in the case of a REIT, like the Company and Physicians Realty, that holds assets through a partnership. The determination of various factual matters and circumstances not entirely within the Company’s and Physicians Realty’s control may affect their ability to qualify as REITs.
In order to qualify as a REIT, each of the Company and Physicians Realty must satisfy a number of requirements, including requirements regarding the ownership of its stock and the composition of its gross income and assets. Also, a REIT must make distributions to stockholders annually equal, in the aggregate, to at least 90% of its net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.
If the Company or Physicians Realty (or, following the Mergers, the combined company) loses its REIT status, or is determined to have lost its REIT status in a prior year, it will face material tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its stockholders, because:
•it would be subject to U.S. federal income tax on its net income at regular corporate rates for the years it did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income);
•it could be subject to a federal alternative minimum tax and increased state and local taxes for such periods;

•unless it is entitled to relief under applicable statutory provisions, neither it nor any “successor” company (including, potentially, the combined company) could elect to be taxed as a REIT until the fifth taxable year following the year during which it was disqualified; and
•for five years following re-election of REIT status, upon a taxable disposition of an asset owned as of such re-election, it could be subject to corporate level tax with respect to any built-in gain inherent in such asset at the time of reelection.
Even if the Company (or, following the Mergers, the combined company) retains its REIT status, if Physicians Realty is determined to have lost its REIT status for a taxable year ending on or before the Company Merger, Physicians Realty would be subject to adverse tax consequences similar to those described above. This could substantially reduce the combined company’s cash available for distribution, including cash available to pay dividends to its stockholders, because, assuming that the combined company otherwise maintains its REIT qualification:
•the combined company generally would be subject to corporate level tax with respect to the built-in gain on each asset of Physicians Realty existing at the time of the Company Merger if the combined company were to dispose of Physicians Realty assets during the five-year period following the Company Merger;
•the combined company would succeed to any earnings and profits accumulated by Physicians Realty for taxable periods that it did not qualify as a REIT, and the combined company would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits (or if the combined company does not timely distribute those earnings and profits, the combined company could fail to qualify as a REIT); and
•if Physicians Realty incurred any unpaid tax liabilities prior to the Company Merger, those tax liabilities would be transferred to the combined company as a result of the Company Merger.
If there is an adjustment to Physicians Realty’s taxable income or dividends paid deductions, the combined company could elect to use the deficiency dividend procedure in order to maintain Physicians Realty’s REIT status. That deficiency dividend procedure could require the combined company to make significant distributions to its stockholders and to pay significant interest to the IRS.
As a result of all these factors, the Company’s or Physicians Realty’s (or, following the Mergers, the combined company’s) failure to qualify as a REIT could impair the combined company’s ability to expand its business and raise capital, and would materially adversely affect the value of its capital stock.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(a)
None.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf during the three months ended September 30, 2023.

Period Covered	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
July 1-31, 2023	290	$20.94	—	$444,018,701
August 1-31, 2023	181	20.47	—	444,018,701
September 1-30, 2023	199	19.74	—	444,018,701
	670	$20.46	—	$444,018,701
_______________________________________
(1)Represents shares of our common stock withheld under our equity incentive plans to offset tax withholding obligations that occur upon vesting of restricted stock units. The value of the shares withheld is based on the closing price of our common stock on the last trading day prior to the date the relevant transaction occurred.
(2)On August 1, 2022, our Board of Directors approved the Share Repurchase Program under which we may acquire shares of our common stock in the open market up to an aggregate purchase price of $500 million. Purchases of common stock under the Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The Share Repurchase Program expires in August 2024 and may be suspended or terminated at any time without prior notice. During the year ended December 31, 2022, we repurchased 2.1 million shares of our common stock at a weighted average price of $27.16 per share. During the three and nine months ended September 30, 2023, there were no repurchases, therefore, at September 30, 2023, $444 million of our common stock remained available for repurchase under the Share Repurchase Program. Amounts do not include the shares of our common stock withheld under our equity incentive plans to offset tax withholding obligations as discussed in footnote 1.
Item 5. Other Information
During the three months ended September 30, 2023, none of our directors or Section 16 officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.

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

Date: October 30, 2023	Healthpeak Properties, Inc.

/s/ SCOTT M. BRINKER
Scott M. Brinker
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PETER A. SCOTT
Peter A. Scott
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)